Form 10-Q
period 2011-03-31
CORRECTIONS CORP OF AMERICA
filed 2011-05-06
CIK 1070985

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED: MARCH 31, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each class of Common Stock as of May 3, 2011:
Shares of Common Stock, $0.01 par value per share: 107,298,464 shares outstanding.

CORRECTIONS CORPORATION OF AMERICA
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2011

PART I — FINANCIAL INFORMATION

ITEM 1.	— FINANCIAL STATEMENTS.
CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED AND AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	March 31,	December 31,
	2011	2010
ASSETS
Cash and cash equivalents	$37,792	$25,505
Accounts receivable, net of allowance of $1,531 and $1,568, respectively	277,616	305,305
Deferred tax assets	10,920	14,132
Prepaid expenses and other current assets	13,934	31,196
Current assets of discontinued operations	2,135	2,155

Total current assets	342,397	378,293

Property and equipment, net	2,534,839	2,549,295

Restricted cash	6,758	6,756
Investment in direct financing lease	10,425	10,798
Goodwill	11,988	11,988
Other assets	25,622	26,092
Non-current assets of discontinued operations	—	6

Total assets	$2,932,029	$2,983,228

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accounts payable and accrued expenses	$184,796	$203,796
Income taxes payable	9,903	476
Current liabilities of discontinued operations	1,392	1,583

Total current liabilities	196,091	205,855

Long-term debt	1,112,744	1,156,568
Deferred tax liabilities	121,477	118,245
Other liabilities	32,428	31,689

Total liabilities	1,462,740	1,512,357

Commitments and contingencies

Common stock — $0.01 par value; 300,000 shares authorized; 108,094 and 109,754 shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively	1,081	1,098
Additional paid-in capital	1,312,796	1,354,691
Retained earnings	155,412	115,082

Total stockholders’ equity	1,469,289	1,470,871

Total liabilities and stockholders’ equity	$2,932,029	$2,983,228

The accompanying notes are an integral part of these consolidated financial statements.

CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED AND AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	For the Three Months
	Ended March 31,
	2011	2010
REVENUE:
Management and other	$427,523	$404,989
Rental	551	793

	428,074	405,782

EXPENSES:
Operating	296,105	289,673
General and administrative	21,447	18,614
Depreciation and amortization	27,055	24,964

	344,607	333,251

OPERATING INCOME	83,467	72,531

OTHER EXPENSE:
Interest expense, net	18,402	17,271
Other expense	71	72

	18,473	17,343

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	64,994	55,188

Income tax expense	(24,664)	(21,016)

INCOME FROM CONTINUING OPERATIONS	40,330	34,172

Income from discontinued operations, net of taxes	—	734

NET INCOME	$40,330	$34,906

BASIC EARNINGS PER SHARE:
Income from continuing operations	$0.37	$0.29
Income from discontinued operations, net of taxes	—	0.01

Net income	$0.37	$0.30

DILUTED EARNINGS PER SHARE:
Income from continuing operations	$0.37	$0.29
Income from discontinued operations, net of taxes	—	0.01

Net income	$0.37	$0.30

The accompanying notes are an integral part of these consolidated financial statements.

CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED AND AMOUNTS IN THOUSANDS)

	For the Three Months
	Ended March 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$40,330	$34,906
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	27,055	25,198
Amortization of debt issuance costs and other non-cash interest	1,066	1,074
Deferred income taxes	6,046	3,137
Income tax benefit of equity compensation	(860)	(1,206)
Non-cash equity compensation	2,715	2,260
Other expenses and non-cash items	798	142
Changes in assets and liabilities, net:
Accounts receivable, prepaid expenses and other assets	44,959	2,385
Accounts payable, accrued expenses and other liabilities	(21,286)	(2,867)
Income taxes payable	10,130	7,112

Net cash provided by operating activities	110,953	72,141

CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for facility development and expansions	(6,014)	(36,618)
Expenditures for other capital improvements	(6,728)	(6,469)
Proceeds from sale of assets	181	25
Increase in other assets	(228)	(205)
Payments received on direct financing leases and notes receivable	330	293

Net cash used in investing activities	(12,459)	(42,974)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of debt	29,421	5,000
Principal repayments of debt	(73,589)	(5,000)
Income tax benefit of equity compensation	860	1,206
Purchase and retirement of common stock	(43,678)	(31,040)
Proceeds from exercise of stock options	775	1,925

Net cash used in financing activities	(86,211)	(27,909)

NET INCREASE IN CASH AND CASH EQUIVALENTS	12,283	1,258

CASH AND CASH EQUIVALENTS, beginning of period	25,509	45,908

CASH AND CASH EQUIVALENTS, end of period	$37,792	$47,166

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest (net of amounts capitalized of $106 and $1,326 in 2011 and 2010, respectively)	$17,460	$16,188

Income taxes paid (refund)	$(4)	$52

The accompanying notes are an integral part of these consolidated financial statements.

CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2011
(UNAUDITED AND AMOUNTS IN THOUSANDS)

			Additional
	Common Stock		Paid-in	Retained
	Shares	Par Value	Capital	Earnings	Total
Balance as of December 31, 2010	109,754	$1,098	$1,354,691	$115,082	$1,470,871

Comprehensive income:

Net income	—	—	—	40,330	40,330

Total comprehensive income	—	—	—	40,330	40,330

Issuance of common stock	1	—	12	—	12

Retirement of common stock	(1,904)	(19)	(46,134)	—	(46,153)

Amortization of restricted stock compensation, net of forfeitures	(9)	(1)	1,532	—	1,531

Income tax benefit of equity compensation	—	—	751	—	751

Restricted stock grant	166	2	(2)	—	—

Stock option compensation expense, net of forfeitures	—	—	1,172	—	1,172

Stock options exercised	86	1	774	—	775

Balance as of March 31, 2011	108,094	$1,081	$1,312,796	$155,412	$1,469,289

The accompanying notes are an integral part of these consolidated financial statements.

CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2010
(UNAUDITED AND AMOUNTS IN THOUSANDS)

			Additional
	Common Stock		Paid-in
	Shares	Par Value	Capital	Retained Deficit	Total
Balance as of December 31, 2009	115,962	$1,160	$1,483,497	$(42,111)	$1,442,546

Comprehensive income:

Net income	—	—	—	34,906	34,906

Total comprehensive income	—	—	—	34,906	34,906

Issuance of common stock	1	—	12	—	12

Retirement of common stock	(1,681)	(17)	(34,415)	—	(34,432)

Amortization of restricted stock compensation, net of forfeitures	(8)	—	1,336	—	1,336

Income tax benefit of equity compensation	—	—	684	—	684

Restricted stock grant	176	2	(2)	—	—

Stock option compensation expense, net of forfeitures	—	—	912	—	912

Stock options exercised	213	2	1,923	—	1,925

Balance as of March 31, 2010	114,663	$1,147	$1,453,947	$(7,205)	$1,447,889

The accompanying notes are an integral part of these consolidated financial statements.

CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011
1.	ORGANIZATION AND OPERATIONS

As of March 31, 2011, Corrections Corporation of America, a Maryland corporation (together with its subsidiaries, the “Company” or “CCA”), owned 47 correctional and detention facilities, two of which are leased to other operators. As of March 31, 2011, CCA operated 66 facilities located in 20 states and the District of Columbia. CCA is also constructing an additional 1,124-bed correctional facility under a contract awarded by the Georgia Department of Corrections in Millen, Georgia that is currently expected to be completed during the first quarter of 2012.

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

The accompanying unaudited interim consolidated financial statements have been prepared by the Company and, in the opinion of management, reflect all normal recurring adjustments necessary for a fair presentation of results for the unaudited interim periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted. The results of operations for the interim period are not necessarily indicative of the results to be obtained for the full fiscal year. Reference is made to the audited financial statements of CCA included in its Annual Report on Form 10-K as of and for the year ended December 31, 2010 (the “2010 Form 10-K”) with respect to certain significant accounting and financial reporting policies as well as other pertinent information of the Company.

Fair Value of Financial Instruments

To meet the reporting requirements of Accounting Standard Codification (“ASC”) 825 regarding fair value of financial instruments, CCA calculates the estimated fair value of financial instruments using quoted market prices of similar instruments or discounted cash flow techniques. At March 31, 2011 and December 31, 2010, there were no material differences between the carrying amounts and the estimated fair values of CCA’s financial instruments, other than as follows (in thousands):

	March 31, 2011		December 31, 2010
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
Investment in direct financing lease	$11,854	$13,922	$12,185	$14,439
Note receivable from APM	$5,058	$8,201	$4,880	$7,970
Debt	$(1,112,744)	$(1,172,530)	$(1,156,568)	$(1,206,347)
3.	GOODWILL

ASC 350, “Intangibles-Goodwill and Other”, establishes accounting and reporting requirements for goodwill and other intangible assets. Goodwill was $12.0 million as of March 31, 2011 and December 31, 2010 and was associated with facilities CCA manages but does not own. This goodwill was established in connection with the acquisitions of two service companies during 2000.

4.	FACILITY ACTIVATION, DEVELOPMENTS, AND CLOSURES

In February 2008, CCA announced its intention to construct a new correctional facility in Trousdale County, Tennessee. However, during the first quarter of 2009 CCA temporarily suspended the construction of this facility until there is greater clarity around the timing of future bed absorption by its customers. CCA will continue to monitor its customers’ needs, and could promptly resume construction of the facility. As of March 31, 2011, CCA has capitalized $27.8 million related to the Trousdale facility, a majority of which consists of pre-fabricated concrete cells that are generally transferable to other potential CCA development projects.

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

On January 15, 2010, the Arizona Governor and Legislature proposed budgets that would phase out the utilization of private out-of-state beds due to in-state capacity coming on-line and severe budget conditions. During January 2010, the Arizona Department of Corrections notified CCA that it elected not to renew the contract at CCA’s 752-bed Huerfano County Correctional Center upon expiration of the contract in March 2010. As a result, the Arizona Department of Corrections removed all of the inmates from the Huerfano facility during March 2010. Further, during March 2010, the Arizona Department of Corrections notified CCA that it elected not to renew its contract at CCA’s 2,160-bed Diamondback Correctional Facility in Oklahoma, which expired on May 1, 2010. The Arizona Department of Corrections completed the transfer of offenders from the Diamondback facility during May 2010. As a result, CCA has idled the Huerfano and Diamondback facilities. The Diamondback facility previously housed inmates from the states of Wisconsin, Hawaii, and Oklahoma, while the Huerfano facility recently housed inmates from the state of Colorado. CCA continues to manage inmate populations from the states of Oklahoma, Hawaii, and Colorado at other facilities it owns and operates.

CCA is currently pursuing new management contracts to take advantage of the beds that have become available at the Huerfano and Diamondback facilities but can provide no assurance that it will be successful in doing so. Additionally, CCA owns the Queensgate Correctional Facility in Ohio and Shelby Training Center in Tennessee that were both idled in 2008 and are currently available to potential customers. The carrying values of these four idle facilities totaled $84.0 million and $84.8 million as of March 31, 2011 and December 31, 2010, respectively, excluding equipment and other assets that could generally be transferred and used at other facilities CCA owns without significant cost.

During November 2010, the State of California Department of Corrections and Rehabilitation (the “CDCR”) extended their existing agreement with CCA to manage up to 9,588 inmates at four of the five facilities CCA currently manages for them, and notified CCA of its Intent to Award an additional contract to manage up to 3,256 offenders at CCA’s Crowley County Correctional Facility and its currently idle Prairie Correctional Facility. Between the contract extension and the Intent to Award, CCA could have the opportunity to house a total of up to 12,844 inmates for the CDCR in six of CCA’s facilities. The extension, which is subject to appropriations by the state of California’s legislature, begins July 1, 2011 and expires June 30, 2013. The Intent to Award is subject to final negotiations and, if executed, is not currently expected to result in inmate populations until the second half of 2012.

In January 2011, the newly elected Governor of California proposed a state budget which calls for a significant reallocation of responsibilities between the state government and local jurisdictions, including transferring some number of inmates from state custody to the custody of cities and counties. The Governor has approved the realignment of services contingent upon identifying a funding source. At this time CCA cannot reasonably assess the opportunities or challenges that could develop if the realignment plan is implemented. However, if the realignment plan is implemented, there could ultimately be a reduction in demand for CCA’s services because a large number of inmates may be transferred to city and county government facilities, and the state may then seek the return of inmates CCA currently houses to space that is freed up in California state facilities. Approximately 14% of CCA’s management revenue for the first quarter of 2011 was generated from the CDCR. Negotiations for the contract under the Intent to Award have been suspended pending the outcome of the State’s proposed budget for fiscal year 2012.

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

The following table summarizes the results of operations for these facilities for the three months ended March 31, 2011 and 2010 (in thousands):

	For the Three Months Ended
	March 31,
	2011	2010

REVENUE:
Managed-only	$—	$9,165

	—	9,165

EXPENSES:
Managed-only	—	7,746
Depreciation and amortization	—	234

	—	7,980

INCOME BEFORE INCOME TAXES	—	1,185

Income tax expense	—	(451)

INCOME FROM DISCONTINUED OPERATIONS, NET OF TAXES	$—	$734

The assets and liabilities of the discontinued operations presented in the accompanying consolidated balance sheets are as follows (in thousands):

	March 31, 2011	December 31, 2010

ASSETS
Cash and cash equivalents	$—	$4
Accounts receivable	1,821	1,821
Prepaid expenses and other current assets	314	330

Total current assets	2,135	2,155

Other assets	—	6

Total assets	$2,135	$2,161

LIABILITIES

Accounts payable and accrued expenses	$1,392	$1,583

Total current liabilities	$1,392	$1,583

6.	DEBT
Debt outstanding as of March 31, 2011 and December 31, 2010 consists of the following (in thousands):

	March 31,	December 31,
	2011	2010
Revolving Credit Facility, principal due at maturity in December 2012; interest payable periodically at variable interest rates. The weighted average rate at March 31, 2011 and December 31, 2010 was 1.0% and 1.5%, respectively	$133,798	$177,966

6.25% Senior Notes, principal due at maturity in March 2013; interest payable semi-annually in March and September at 6.25%	375,000	375,000

6.75% Senior Notes, principal due at maturity in January 2014; interest payable semi-annually in January and July at 6.75%	150,000	150,000

7.75% Senior Notes, principal due at maturity in June 2017; interest payable semi-annually in June and December at 7.75%. These notes were issued with a $13.4 million discount, of which $11.1 million and $11.4 million was unamortized at March 31, 2011 and December 31, 2010, respectively	453,946	453,602

	$1,112,744	$1,156,568

Revolving Credit Facility. During December 2007, CCA entered into a $450.0 million senior secured revolving credit facility (the “Revolving Credit Facility”) arranged by Banc of America Securities LLC and Wachovia Capital Markets, LLC. The Revolving Credit Facility is utilized to fund expansion and development projects, the stock repurchase program as further described in Note 7, as well as for working capital, capital expenditures, and general corporate purposes.

The Revolving Credit Facility has an aggregate principal capacity of $450.0 million and matures in December 2012. At CCA’s option, interest on outstanding borrowings will be based on either a base rate plus a margin ranging from 0.00% to 0.50% or a London Interbank Offered Rate (“LIBOR”) plus a margin ranging from 0.75% to 1.50%. The applicable margins are subject to adjustments based on CCA’s leverage ratio. Based on CCA’s current leverage ratio, loans under the Revolving Credit Facility currently bear interest at the base rate plus a margin of 0.00% or at LIBOR plus a margin of 0.75%, and a commitment fee equal to 0.15% of the unfunded balance. As of March 31, 2011, CCA had $133.8 million of outstanding borrowings under the Revolving Credit Facility as well as $29.7 million in letters of credit outstanding.

Lehman Brothers Commercial Bank (“Lehman”), which held a $15.0 million share in the Revolving Credit Facility, was a defaulting lender under the terms of the credit agreement. During March 2011, an existing lender under the Revolving Credit Facility purchased Lehman’s commitment, thereby replenishing the $15.0 million availability under the Revolving Credit Facility.

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

The Revolving Credit Facility requires CCA to meet certain financial covenants, including, without limitation, a maximum total leverage ratio, a maximum secured leverage ratio, and a minimum interest coverage ratio. As of March 31, 2011, CCA was in compliance with all such covenants. In addition, the Revolving Credit Facility contains certain covenants which, among other things, limits both the incurrence of additional indebtedness, investments, payment of dividends, transactions with affiliates, asset sales, acquisitions, capital expenditures, mergers and consolidations, prepayments and modifications of other indebtedness, liens and encumbrances and other matters customarily restricted in such agreements. In addition, the Revolving Credit Facility is subject to certain cross-default provisions with terms of CCA’s other indebtedness.

$375 Million 6.25% Senior Notes. Interest on the $375.0 million aggregate principal amount of CCA’s 6.25% unsecured senior notes issued in March 2005 (the “6.25% Senior Notes”) accrues at the stated rate and is payable on March 15 and September 15 of each year. The 6.25% Senior Notes are scheduled to mature on March 15, 2013. CCA may redeem all or a portion of the notes at par under terms of the indenture governing the 6.25% Senior Notes.

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

7. STOCKHOLDERS’ EQUITY
Stock Repurchase Program

In February 2010, the Company’s Board of Directors approved a stock repurchase program to purchase up to $250.0 million of CCA’s common stock through June 30, 2011. Through March 31, 2011, CCA completed the purchase of 9.0 million shares at a cost of $189.6 million. CCA has utilized cash on hand, net cash provided by operations, and borrowings available under the Revolving Credit Facility to fund the repurchases.

Restricted Stock

During the first quarter of 2011, CCA issued 234,000 shares of restricted common stock and common stock units to certain of its employees, with an aggregate fair value of $5.7 million, including 196,000 restricted shares or units to employees whose compensation is charged to general and administrative expense and 38,000 restricted shares to employees whose compensation is charged to operating expense. During 2010, CCA issued 446,000 shares of restricted common stock and common stock units to certain of its employees, with an aggregate fair value of $9.7 million, including 335,000 restricted shares or units to employees whose compensation is charged to general and administrative expense and 111,000 restricted shares to employees whose compensation is charged to operating expense.

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

During the three months ended March 31, 2011, the Company expensed $1.5 million, net of forfeitures, relating to restricted common stock and common stock units ($0.3 million of which was recorded in operating expenses and $1.2 million of which was recorded in general and administrative expenses). During the three months ended March 31, 2010, the Company expensed $1.3 million, net of forfeitures, relating to restricted common stock and common stock units ($0.2 million of which was recorded in operating expenses and $1.1 million of which was recorded in general and administrative expenses). As of March 31, 2011, 767,000 shares of restricted common stock and common stock units remained outstanding and subject to vesting.

Stock Options

During the first quarter of 2011, CCA issued to its officers and executive officers options to purchase 495,000 shares of common stock with an aggregate fair value of $4.8 million, with an exercise price of $24.42 per share. During 2010, CCA issued to its officers, executive officers, and non-employee directors options to purchase 712,000 shares of common stock with an aggregate fair value of $5.5 million, with a weighted average exercise price of $20.68 per share. CCA estimates the fair value of stock options using the Black-Scholes option pricing model. Unless earlier vested under their terms, one third of the stock options issued to CCA’s executive officers vest on the anniversary of the grant date over a three-year period while one fourth of the stock options issued to CCA’s other officers vest on the anniversary of the grant date over a four-year period. Options granted to non-employee directors vest on the one-year anniversary of the grant date.

During the three months ended March 31, 2011 and 2010, CCA expensed $1.2 million and $0.9 million, respectively, net of forfeitures, relating to its outstanding stock options. As of March 31, 2011, options to purchase 3.9 million shares of common stock were outstanding with a weighted average exercise price of $18.12.

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

A reconciliation of the numerator and denominator of the basic earnings per share computation to the numerator and denominator of the diluted earnings per share computation is as follows (in thousands, except per share data):

	For the Three Months
	Ended March 31,
	2011	2010
NUMERATOR
Basic:
Income from continuing operations	$40,330	$34,172
Income from discontinued operations, net of taxes	—	734

Net income	$40,330	$34,906

Diluted:
Income from continuing operations	$40,330	$34,172
Income from discontinued operations, net of taxes	—	734

Diluted net income	$40,330	$34,906

DENOMINATOR
Basic:
Weighted average common shares outstanding	108,688	115,359

Diluted:
Weighted average common shares outstanding	108,688	115,359
Effect of dilutive securities:
Stock options	693	839
Restricted stock-based compensation	162	156

Weighted average shares and assumed conversions	109,543	116,354

BASIC EARNINGS PER SHARE:
Income from continuing operations	$0.37	$0.29
Income from discontinued operations, net of taxes	—	0.01

Net income	$0.37	$0.30

DILUTED EARNINGS PER SHARE:
Income from continuing operations	$0.37	$0.29
Income from discontinued operations, net of taxes	—	0.01

Net income	$0.37	$0.30

9.	COMMITMENTS AND CONTINGENCIES
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

In connection with the issuance of the revenue bonds, CCA is obligated, under a debt service deficit agreement, to pay the trustee of the bond’s trust indenture (the “Trustee”) amounts necessary to pay any debt service deficits consisting of principal and interest requirements (outstanding principal balance of $37.7 million at March 31, 2011 plus future interest payments). In the event the state of Tennessee, which is currently utilizing the facility to house certain inmates, exercises its option to purchase the correctional facility, CCA is also obligated to pay the difference between principal and interest owed on the bonds on the date set for the redemption of the bonds and amounts paid by the state of Tennessee for the facility plus all other funds on deposit with the Trustee and available for redemption of the bonds. Ownership of the facility reverts to the state of Tennessee in 2017 at no cost. Therefore, CCA does not currently believe the state of Tennessee will exercise its option to purchase the facility. At March 31, 2011, the outstanding principal balance of the bonds exceeded the purchase price option by $11.8 million.

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

The Company’s effective tax rate was 37.9% during the first quarter of 2011 compared with 38.1% during the same period in the prior year. CCA’s overall effective tax rate is estimated based on CCA’s current projection of taxable income and could change in the future as a result of changes in these estimates, the implementation of additional tax planning strategies, changes in federal or state tax rates or laws affecting tax credits available to CCA, changes in estimates related to uncertain tax positions, or changes in state apportionment factors, as well as changes in the valuation allowance applied to CCA’s deferred tax assets that are based primarily on the amount of state net operating losses and tax credits that could expire unused.

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

CCA has a $0.1 million liability recorded for uncertain tax positions as of March 31, 2011, included in other non-current liabilities in the accompanying balance sheet. CCA recognizes interest and penalties related to unrecognized tax positions in income tax expense. The total amount of unrecognized tax positions that, if recognized, would affect the effective tax rate is $0.1 million. CCA does not currently anticipate that the total amount of unrecognized tax positions will significantly increase or decrease in the next twelve months.

11.	SEGMENT REPORTING

As of March 31, 2011, CCA owned and managed 45 correctional and detention facilities, and managed 21 correctional and detention facilities it did not own. Management views CCA’s operating results in two reportable segments: (1) owned and managed correctional and detention facilities and (2) managed-only correctional and detention facilities. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies in the notes to consolidated financial statements included in CCA’s 2010 Form 10-K. Owned and managed facilities include the operating results of those facilities owned and managed by CCA. Managed-only facilities include the operating results of those facilities owned by a third party and managed by CCA. CCA measures the operating performance of each facility within the above two reportable segments, without differentiation, based on facility contribution. CCA defines facility contribution as a facility’s operating income or loss from operations before interest, taxes, goodwill impairment, depreciation and amortization. Since each of CCA’s facilities within the two reportable segments exhibit similar economic characteristics, provide similar services to governmental agencies, and operate under a similar set of operating procedures and regulatory guidelines, the facilities within the identified segments have been aggregated and reported as one reportable segment.

The revenue and facility contribution for the reportable segments and a reconciliation to CCA’s operating income is as follows for the three months ended March 31, 2011 and 2010 (in thousands):

	For the Three Months Ended
	March 31,
	2011	2010
Revenue:
Owned and managed	$335,631	$326,018
Managed-only	91,016	78,366

Total management revenue	426,647	404,384

Operating expenses:
Owned and managed	213,191	215,931
Managed-only	79,699	70,376

Total operating expenses	292,890	286,307

Facility contribution:
Owned and managed	122,440	110,087
Managed-only	11,317	7,990

Total facility contribution	133,757	118,077

Other revenue (expense):
Rental and other revenue	1,427	1,398
Other operating expense	(3,215)	(3,366)
General and administrative	(21,447)	(18,614)
Depreciation and amortization	(27,055)	(24,964)

Operating income	$83,467	$72,531

The following table summarizes capital expenditures for the reportable segments for the three months ended March 31, 2011 and 2010 (in thousands):

	For the Three Months Ended
	March 31,
	2011	2010
Capital expenditures:
Owned and managed	$11,291	$38,836
Managed-only	903	954
Corporate and other	1,354	1,050
Discontinued operations	—	71

Total capital expenditures	$13,548	$40,911

The assets for the reportable segments are as follows (in thousands):

	March 31,
	2011	December 31, 2010
Assets:
Owned and managed	$2,646,413	$2,696,581
Managed-only	117,132	127,960
Corporate and other	166,349	156,526
Discontinued operations	2,135	2,161

Total assets	$2,932,029	$2,983,228

12.	SUBSEQUENT EVENTS

From April 1, 2011 through May 3, 2011, CCA purchased approximately 797,000 shares of common stock pursuant to the stock repurchase program, as described in Note 7, at an aggregate cost of $19.4 million.

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

•
changes in governmental policy and in legislation and regulation of the corrections and detention industry that adversely affect our business, including, but not limited to, judicial challenges and budgetary outcomes regarding the transfer of California inmates to out-of-state private correctional facilities; and

•	the availability of debt and equity financing on terms that are favorable to us.
Any or all of our forward-looking statements in this quarterly report may turn out to be inaccurate. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. Our statements can be affected by inaccurate assumptions we might make or by known or unknown risks, uncertainties and assumptions, including the risks, uncertainties and assumptions described in “Risk Factors” disclosed in detail in our annual report on Form 10-K for the fiscal year ended December 31, 2010, filed with the Securities and Exchange

Commission, or SEC, on February 25, 2011 (File No. 001-16109) (the “2010 Form 10-K”) and in other reports we file with the SEC from time to time. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly revise these forward-looking statements to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements contained in this report and in the 2010 Form 10-K.
OVERVIEW
The Company
As of March 31, 2011, we owned 47 correctional and detention facilities, two of which we leased to other operators. As of March 31, 2011, we operated 66 facilities, including 45 facilities that we owned, with a total design capacity of approximately 90,000 beds in 20 states and the District of Columbia. We are also constructing an additional 1,124-bed correctional facility under a contract awarded by the Georgia Department of Corrections in Millen, Georgia that is currently expected to be completed during the first quarter of 2012.
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
CRITICAL ACCOUNTING POLICIES
The consolidated financial statements in this report are prepared in conformity with U.S. generally accepted accounting principles. As such, we are required to make certain estimates, judgments, and assumptions that we believe are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from these estimates and such differences could be material. A summary of our significant accounting policies is described in our 2010 Form 10-K. The significant accounting policies and estimates which we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following:

Asset impairments. As of March 31, 2011, we had $2.5 billion in property and equipment, including $106.5 million in long-lived assets, excluding equipment, at five currently idled facilities. We evaluate the recoverability of the carrying values of our long-lived assets, other than goodwill, when events suggest that an impairment may have occurred. Such events primarily include, but are not limited to, the termination of a management contract or a significant decrease in inmate populations within a correctional facility we own or manage. In these circumstances, we utilize estimates of undiscounted cash flows to determine if an impairment exists. If an impairment exists, it is measured as the amount by which the carrying amount of the asset exceeds the estimated fair value of the asset.
Goodwill impairments. As of March 31, 2011, we had $12.0 million of goodwill. We evaluate the carrying value of goodwill during the fourth quarter of each year, in connection with our annual budgeting process, and whenever circumstances indicate the carrying value of goodwill may not be recoverable. Such circumstances primarily include, but are not limited to, the termination of a management contract or a significant decrease in inmate populations within a reporting unit. We test for impairment by comparing the fair value of each reporting unit with its carrying value. Fair value is determined using a collaboration of various common valuation techniques, including market multiples and discounted cash flows. Each of these techniques requires considerable judgment and estimations which could change in the future.
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
We have approximately $4.6 million in net operating losses applicable to various states that we expect to carry forward in future years to offset taxable income in such states. We have a valuation allowance of $0.9 million for the estimated amount of the net operating losses that will expire unused. In addition, we have $6.5 million of state tax credits applicable to various states that we expect to carry forward in future years to offset taxable income in such states. We have a $2.9 million valuation allowance related to state tax credits that are expected to expire unused. Although our estimate of future taxable income is based on current assumptions that we believe to be reasonable, our assumptions may prove inaccurate and could change in the future, which could result in the expiration of additional net operating losses or credits. We would be required to establish a valuation allowance at such time that we no longer expected to utilize these net operating losses or credits, which could result in a material impact on our results of operations in the future.

Self-funded insurance reserves. As of March 31, 2011, we had $32.7 million in accrued liabilities for employee health, workers’ compensation, and automobile insurance claims. We are significantly self-insured for employee health, workers’ compensation, and automobile liability insurance claims. As such, our insurance expense is largely dependent on claims experience and our ability to control our claims. We have consistently accrued the estimated liability for employee health insurance claims based on our history of claims experience and the time lag between the incident date and the date we pay the claims. We have accrued the estimated liability for workers’ compensation and automobile insurance claims based on an actuarial valuation of the outstanding liabilities, discounted to the net present value of the outstanding liabilities, using a combination of actuarial methods used to project ultimate losses. The liability for employee health, workers compensation, and automobile insurance includes estimates for both claims incurred and for claims incurred but not reported. These estimates could change in the future. It is possible that future cash flows and results of operations could be materially affected by changes in our assumptions, new developments, or by the effectiveness of our strategies.
Legal reserves. As of March 31, 2011, we had $13.6 million in accrued liabilities related to certain legal proceedings in which we are involved. We have accrued our best estimate of the probable costs for the resolution of these claims based on a range of potential outcomes. In addition, we are subject to current and potential future legal proceedings for which little or no accrual has been reflected because our current assessment of the potential exposure is nominal. These estimates have been developed in consultation with our General Counsel’s office and, as appropriate, outside counsel handling these matters, and are based upon an analysis of potential results, assuming a combination of litigation and settlement strategies. It is possible that future cash flows and results of operations could be materially affected by changes in our assumptions, new developments, or by the effectiveness of our strategies.
RESULTS OF OPERATIONS
Our results of operations are impacted by the number of facilities we owned and managed, the number of facilities we managed but did not own, the number of facilities we leased to other operators, and the facilities we owned that were not yet in operation. The following table sets forth the changes in the number of facilities operated for the periods presented:

		Owned
	Effective	and	Managed
	Date	Managed	Only	Leased	Total

Facilities as of December 31, 2009		44	21	2	67

Expiration of the management contract for the Gadsden Correctional Institution	July 2010	—	(1)	—	(1)
Commencement of the management contract for the Moore Haven Correctional Facility	July 2010	—	1	—	1
Termination of the management contract for the Hernando County Jail	August 2010	—	(1)	—	(1)
Activation of the Nevada Southern Detention Center	September 2010	1	—	—	1
Commencement of the management contract for the Graceville Correctional Facility	September 2010	—	1	—	1

Facilities as of December 31, 2010		45	21	2	68

Facilities as of March 31, 2011		45	21	2	68

Three Months Ended March 31, 2011 Compared to the Three Months Ended March 31, 2010
Net income was $40.3 million, or $0.37 per diluted share, for the three months ended March 31, 2011, compared with net income of $34.9 million, or $0.30 per diluted share, for the three months ended March 31, 2010.
Facility Operations
A key performance indicator we use to measure the revenue and expenses associated with the operation of the facilities we own or manage is expressed in terms of a compensated man-day, which represents the revenue we generate and expenses we incur for one inmate for one calendar day. Revenue and expenses per compensated man-day are computed by dividing facility revenue and expenses by the total number of compensated man-days during the period. A compensated man-day represents a calendar day for which we are paid for the occupancy of an inmate. We believe the measurement is useful because we are compensated for operating and managing facilities at an inmate per-diem rate based upon actual or minimum guaranteed occupancy levels. We also measure our ability to contain costs on a per-compensated man-day basis, which is largely dependent upon the number of inmates we accommodate. Further, per man-day measurements are also used to estimate our potential profitability based on certain occupancy levels relative to design capacity. Revenue and expenses per compensated man-day for all of the facilities we owned or managed, exclusive of those discontinued (see further discussion hereafter regarding discontinued operations), were as follows for the three months ended March 31, 2011 and 2010:

	For the Three Months
	Ended March 31,
	2011	2010

Revenue per compensated man-day	$58.56	$58.74
Operating expenses per compensated man-day:
Fixed expense	30.73	32.01
Variable expense	9.47	9.58

Total	40.20	41.59

Operating margin per compensated man-day	$18.36	$17.15

Operating margin	31.4%	29.2%

Average compensated occupancy	89.9%	90.5%

Average available beds	90,037	84,520

Average compensated population	80,946	76,490

Revenue
Average compensated population for the quarter ended March 31, 2011 increased 4,456 from 76,490 in the first quarter of 2010 to 80,946 in the first quarter of 2011. The increase in average compensated population resulted primarily from increases in average compensated populations from the state of Florida resulting from the commencement of operations at the 1,884-bed Graceville Correctional Facility and the 985-bed Moore Haven Correctional Facility as further described in our Managed-Only Facilities section. Further, we experienced increases in average compensated populations from the state of California primarily at our 2,400-bed North Fork Correctional Facility and our 1,596-bed Red Rock Correctional Center, and from the state of Georgia at two facilities we expanded in May 2010. We also experienced an increase in inmate populations from the U.S. Marshals Service (USMS) predominantly located in the southwestern region of the United States, including at our newly constructed 1,072-bed Nevada Southern Detention Center, which was completed during the third quarter of 2010. These increases in average compensated populations were partially offset by declines in average compensated populations resulting from the loss during the first half of 2010 of Arizona inmates at our 2,160-bed Diamondback Correctional Facility and our 752-bed Huerfano County Correctional Center.
Our total facility management revenue increased by $22.3 million, or 5.5%, during the first quarter of 2011 compared with the same period in the prior year resulting primarily from an increase in revenue of approximately $23.6 million generated by an increase in the average daily compensated population during the first quarter of 2011. Partially offsetting the increase in facility management revenue resulting from the increase in compensated population was a slight decrease of $0.18 in the average revenue per compensated man-day.
Business from our federal customers, including primarily the Federal Bureau of Prisons, or the BOP, the USMS, and Immigration and Customs Enforcement, or ICE, continues to be a significant component of our business. Our federal customers generated approximately 43% and 42% of our total revenue for the three months ended March 31, 2011 and 2010, respectively, increasing 5.9% from $172.2 million in the first quarter of 2010 to $182.4 million in the first quarter of 2011.
State revenues increased $11.7 million from $204.7 million in the first quarter of 2010 to $216.3 million in the first quarter of 2011. State revenues increased as certain states, such as the state of California, turned to the private sector to help alleviate their overcrowding situations, while other states, such as the state of Georgia, utilized additional bed capacity we constructed for them or contracted to utilize additional beds at our facilities. We housed approximately 10,350 inmates from the state of California as of March 31, 2011, compared with approximately 8,200 California inmates as of March 31, 2010.
Economic conditions remain challenging, putting continued pressure on our government partners’ budgets. As our state partners complete budgets for their 2012 fiscal years, some states may be forced to further reduce their expenses if their tax revenues, which typically lag the overall economy, do not meet their expectations. Actions to control their expenses could include reductions in inmate populations through early release programs, alternative sentencing, or inmate transfers from facilities managed by private operators to facilities operated by the state or other local jurisdictions. Further, certain states have requested, and additional state customers could request, reductions in per diem rates or request that we forego prospective rate increases in the future as methods of addressing the budget shortfalls they may be experiencing. We believe we have been successful in working with our government partners to help them manage their correctional costs while minimizing the financial impact to us, and will continue to provide unique solutions to their correctional needs. We believe the long-term growth opportunities of our business remain very attractive as insufficient bed development by our partners should result in a return to the supply and demand imbalance that has been benefiting the private corrections industry.

As of March 31, 2011, we had approximately 11,300 unoccupied beds at facilities that had availability of 100 or more beds, and an additional 1,124 beds under development. Our inventory of beds available is reduced to approximately 7,900 beds after taking into consideration the beds committed pursuant to management contracts and an Intent to Award from the state of California as further described hereafter. We have staff throughout the organization actively engaged in marketing this available capacity to existing and prospective customers. Historically, we have been successful in substantially filling our inventory of available beds and the beds that we have constructed. Filling these beds would provide substantial growth in revenues, cash flow, and earnings per share. However, we can provide no assurance that we will be able to obtain new or existing customers to fill our available beds.
Operating Expenses
Operating expenses totaled $296.1 million and $289.7 million for the three months ended March 31, 2011 and 2010, respectively. Operating expenses consist of those expenses incurred in the operation and management of adult correctional and detention facilities and for our inmate transportation subsidiary.
We remain steadfast in our efforts to contain costs. Recognizing the challenges we faced as a result of the economic downturn, our efforts to contain costs continue in their intensity through our company-wide initiative to improve operating efficiencies and maintain a framework for ensuring continuous delivery over the long-term. These efforts were primarily manifested in our variable expenses, which decreased 1.1% from $9.58 per compensated man-day during the first quarter of 2010 to $9.47 per compensated man-day during the first quarter of 2011.
Fixed expenses per compensated man-day decreased to $30.73 in the first quarter of 2011 from $32.01 in the first quarter of 2010 primarily as a result of a decrease in salaries and benefits per compensated man-day of 4.7%. Although we did not provide annual wage increases during 2009 and 2010 to the majority of our employees, our salaries expense during the first quarter of 2010 included $4.1 million, or $0.59 per compensated man-day, of bonuses paid to non-management level staff in-lieu of wage increases. We currently expect to resume wage increases in the third quarter of 2011, which will result in an increase in operating expenses during the second half of 2011. These wage increases could negatively impact operating margins if per diem increases do not exceed the level of wage increases. However, we will continue to monitor compensation levels very closely along with overall economic conditions and will set wage levels necessary to help ensure the long-term success of our business. Salaries and benefits represent the most significant component of fixed operating expenses and represented approximately 65% of total operating expenses during 2010 and the first quarter of 2011. During the three months ended March 31, 2011, facility salaries and benefits expense increased $1.5 million as compared to the three months ended March 31, 2010.

Notwithstanding these bonus payments, salaries and benefits increased most notably during the first quarter of 2011 as a result of the activation during the third quarter of 2010 of our new Nevada Southern Detention Center, Graceville Correctional Facility, and Moore Haven Correctional Facility. These increases were partially offset by decreases in salaries and benefits at our Diamondback Correctional Facility and at our California City Correctional Center resulting from idling the Diamondback facility following the termination of the Arizona contract and a reduction in bed utilization at the California City facility after transitioning from housing BOP inmates until the third quarter of 2010 to housing a lower USMS population during the first quarter of 2011.
Facility Management Contracts
We typically enter into facility management contracts with governmental entities for terms ranging from three to five years, with additional renewal periods at the option of the contracting governmental agency. Accordingly, a substantial portion of our facility management contracts are scheduled to expire each year, notwithstanding contractual renewal options that a government agency may exercise. Although we generally expect these customers to exercise renewal options or negotiate new contracts with us, one or more of these contracts may not be renewed by the corresponding governmental agency.
We own and manage two facilities in Texas pursuant to management contracts that expire in August 2011, which are currently subject to a competitive procurement process. We have competitively bid on the continued management of these two facilities but cannot provide assurance that we will be successful in maintaining contracts at these two facilities. Total revenues at these two facilities represented less than 2% of our total revenue for the three months ended March 31, 2011. Other than these specific contracts, which we believe are reasonably possible to terminate, we believe we will renew all contracts that have expired or are scheduled to expire within the next twelve months. We believe our renewal rate on existing contracts remains high as a result of a variety of reasons including, but not limited to, the constrained supply of available beds within the U.S. correctional system, our ownership of the majority of the beds we operate, and the quality of our operations.

The operation of the facilities we own carries a higher degree of risk associated with a management contract than the operation of the facilities we manage but do not own because we incur significant capital expenditures to construct or acquire facilities we own. Additionally, correctional and detention facilities have limited to no alternative use. Therefore, if a management contract is terminated on a facility we own, we continue to incur certain operating expenses, such as real estate taxes, utilities, and insurance that we would not incur if a management contract were terminated for a managed-only facility. As a result, revenue per compensated man-day is typically higher for facilities we own and manage than for managed-only facilities. Because we incur higher expenses, such as repairs and maintenance, real estate taxes, and insurance, on the facilities we own and manage, our cost structure for facilities we own and manage is also higher than the cost structure for the managed-only facilities. The following tables display the revenue and expenses per compensated man-day for the facilities we own and manage and for the facilities we manage but do not own:

	For the Three Months Ended March 31,
	2011	2010

Owned and Managed Facilities:
Revenue per compensated man-day	$66.90	$66.77
Operating expenses per compensated man-day:
Fixed expense	32.49	34.08
Variable expense	10.00	10.14

Total	42.49	44.22

Operating margin per compensated man-day	$24.41	$22.55

Operating margin	36.5%	33.8%

Average compensated occupancy	87.4%	88.7%

Average available beds	63,797	61,149

Average compensated population	55,742	54,256

	For the Three Months Ended March 31,
	2011	2010

Managed Only Facilities:
Revenue per compensated man-day	$40.12	$39.16
Operating expenses per compensated man-day:
Fixed expense	26.83	26.96
Variable expense	8.31	8.21

Total	35.14	35.17

Operating margin per compensated man-day	$4.98	$3.99

Operating margin	12.4%	10.2%

Average compensated occupancy	96.1%	95.1%

Average available beds	26,240	23,371

Average compensated population	25,204	22,234

Owned and Managed Facilities
The operating margins per man-day at owned and managed facilities increased 8.2% from $22.55 during the first quarter of 2010 to $24.41 during the first quarter of 2011. Facility contribution, or the operating income before interest, taxes, depreciation and amortization, at our owned and managed facilities increased by $12.4 million, from $110.1 million during the first quarter of 2010 to $122.4 million during the first quarter of 2011. The increase in facility contribution at our owned and managed facilities is largely the result of the increase in the average compensated population during the first quarter of 2011 to 55,742 compared to 54,256 in the same period in 2010, an increase of 2.7%. Contributing to the favorable increase in facility contribution, salaries and benefits expense at owned and managed facilities during the prior year three-month period included the aforementioned bonus reflected in the first quarter of 2010 for non-management level staff in lieu of wage increases.

The most notable increases in compensated population during the first quarter of 2011 occurred at the North Fork Correctional Facility and our Red Rock Correctional Center resulting from increased average compensated populations from the state of California. Further, the activation of the Nevada Southern Detention Center during the fourth quarter of 2010 also contributed to the increase in average compensated population that benefited the first quarter of 2011. Additionally, we experienced increases in compensated populations from the state of Georgia at our Coffee and Wheeler facilities, which we recently expanded. Our total revenues increased by $25.0 million at these five facilities during the three months ended March 31, 2011 compared to the same period in the prior year.
In November 2009, we announced that we entered into an amendment of our agreement with the State of California Department of Corrections and Rehabilitation (the “CDCR”) providing the CDCR the ability to house up to 10,468 inmates in five of the facilities we own, an increase from 8,132 inmates under our previous agreement. In November 2010, the CDCR extended the agreement with us to manage up to 9,588 inmates at four of the five facilities we currently manage for them, and notified us of its Intent to Award an additional contract to manage up to 3,256 offenders at our Crowley County Correctional Facility and our currently idle Prairie Correctional Facility. Between the contract extension and the Intent to Award, we could have the opportunity to house up to 12,844 inmates for the CDCR in six of our facilities. The extension, which is subject to appropriations by the California legislature, begins July 1, 2011 and expires June 30, 2013. The Intent to Award is subject to final negotiations and, if executed, is not currently expected to result in inmate populations until the second half of 2012. As of March 31, 2011, we housed approximately 10,350 inmates from the state of California.
We remain optimistic that the state of California will continue to utilize out-of-state beds to alleviate its severe overcrowding situation under an executive order established by the previous Governor of California. Legislative enactments or legal proceedings, including a proceeding under federal jurisdiction that could potentially reduce the number of inmates in the California prison system, may impact the out-of-state transfer of inmates or could result in the return of inmates we currently house for the CDCR. The expiration on June 30, 2011 of the statutory authority established by the state legislature to transfer California inmates to out-of-state private correctional facilities precedes the expiration of our management contract on June 30, 2013. If expiration of the statutory authority is not extended, we believe the state could continue to utilize out-of-state beds under the existing executive order of the Governor.
In January 2011, the newly elected Governor of California proposed a state budget which calls for a significant reallocation of responsibilities between the state government and local jurisdictions, including transferring some number of inmates from state custody to the custody of cities and counties. The Governor has approved the realignment of services contingent upon identifying a funding source. At this time we cannot reasonably assess the opportunities or challenges that could develop if the realignment plan is implemented. We continue to believe that utilizing our beds has been a cost effective means to reduce the California overcrowding situation. However, if the realignment plan is implemented, there could ultimately be a reduction in demand for our services because a large number of inmates may be transferred to city and county government facilities, and the state may then seek the return of inmates we currently house to space that is freed up in California state facilities. If this were to occur, we would market the beds utilized by the CDCR to other federal and state customers. The return of the California inmates to the state of California would have a significant adverse impact on our financial position, results of operations, and cash flows. Approximately 14% of our management revenue for the three months ended March 31, 2011 was generated from the CDCR.

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
During December 2009, we announced our decision to idle our 1,600-bed Prairie Correctional Facility on or about February 1, 2010 due to low inmate populations at the facility. During 2009, our Prairie facility housed offenders from the states of Minnesota and Washington. However, due to excess capacity in the states’ systems, both states reduced the populations held at Prairie throughout 2009. The final transfer of offenders back to the state of Minnesota from the Prairie facility was completed in January 2010, after the state of Washington had removed all of its offenders from the Prairie facility. If we are successful at executing an agreement with the CDCR pursuant to their Intent to Award, the beds at the Prairie facility would be fully utilized by the CDCR. However, negotiations under the Intent to Award have been suspended pending the outcome of the State’s proposed budget for fiscal year 2012.
Total revenues at the currently idled Huerfano, Diamondback, and Prairie facilities were $24,000 and $15.0 million during the three months ended March 31, 2011 and 2010, respectively.
During January 2010, we announced that pursuant to the Criminal Alien Requirement 10 Solicitation (“CAR 10”) our 2,304-bed California City Correctional Center in California was not selected for the continued management of the offenders from the BOP located at this facility. The contract with the BOP at the California City facility had a 95% guaranteed occupancy provision through its expiration on September 30, 2010. In September 2010, we announced a 15-year agreement with California City, California to manage federal populations at the California City facility under an Intergovernmental Service Agreement. The management contract, which is co-terminus with the Intergovernmental Service Agreement, allows the housing of prisoners and detainees from multiple federal agencies. Further, during February 2011, ICE entered into an agreement to begin utilizing available beds at this facility. We began ramping USMS populations at the facility in early October 2010 and as of March 31, 2011 housed approximately 1,740 federal prisoners at this facility. Total revenues decreased $8.0 million at this facility during the first quarter of 2011 compared with the first quarter of 2010.

Managed-Only Facilities
Our operating margins increased at managed-only facilities during the three months ended March 31, 2011 to 12.4% from 10.2% during the three months ended March 31, 2010. Facility contribution at the managed-only facilities increased by $3.3 million, from $8.0 million during the first quarter of 2010 to $11.3 million during the first quarter of 2011, an increase of 41.6% These increases were primarily due to the aforementioned bonuses to non-management level staff in lieu of wage increases in the prior year quarter and due to new management contracts in the current year quarter, combined with higher inmate populations at the North Georgia Detention Center.
The managed-only business remains very competitive, which continues to put pressure on per diems, resulting in marginal increases in the managed-only revenue per compensated man-day. However, revenue per compensated man-day increased during the first quarter of 2011 to $40.12 per compensated man-day from $39.16 per compensated man-day during the first quarter of 2010, an increase of 2.5%, largely the result of winning new management contracts that have higher per diem rates than the previous average per diem for our managed-only facilities.
Operating expenses per compensated man-day decreased slightly by $0.03 per compensated man-day to $35.14 during the first quarter of 2011 compared with $35.17 during the same period in the prior year. Operating expenses per compensated man-day in the prior year quarter were affected by increases in personnel costs caused largely from the aforementioned bonuses reflected in the first quarter of 2010 to non-management level staff in lieu of wage increases. Further, operating expenses at our managed-only facilities during the first quarter of 2011 included increases in utility and repairs and maintenance expense resulting primarily from the commencement of operations at the Graceville and Moore Haven facilities during the third quarter of 2010 as further described herein.
During the three months ended March 31, 2011 and 2010, managed-only facilities generated 8.5% and 6.8%, respectively, of our total facility contribution. We define facility contribution as a facility’s operating income or loss before interest, taxes, goodwill impairment, depreciation, and amortization.
Although the managed-only business is attractive because it requires little or no upfront investment and relatively modest ongoing capital expenditures, we expect the managed-only business to remain competitive. Any reductions to our per diem rates or the lack of per diem increases at managed-only facilities would likely result in a deterioration in our operating margins.
In April 2010, we announced that pursuant to a re-bid of the management contracts at four Florida facilities, two of which we managed at that time, the Florida Department of Management Services (“Florida DMS”) indicated its intent to award us the continued management of the 985-bed Bay Correctional Facility, in Panama City, Florida. Additionally, the Florida DMS indicated its intent to award us management of the 985-bed Moore Haven Correctional Facility in Moore Haven, Florida and the 1,884-bed Graceville Correctional Facility in Graceville, Florida, facilities we did not previously manage. However, we were not selected for the continued management of the 1,520-bed Gadsden Correctional Institution in Quincy, Florida. Each of the facilities is owned by the state of Florida. The contracts contain an initial term of three years and two, two-year renewal options. We assumed management of the Moore Haven and Graceville facilities and transitioned management of the Gadsden facility to another operator during the third quarter of 2010. We have reclassified the results of operations, net of taxes, and the assets and liabilities of the Gadsden facility as discontinued operations upon termination of operations in the third quarter of 2010 for all periods presented.

General and administrative expense
For the three months ended March 31, 2011 and 2010, general and administrative expenses totaled $21.4 million and $18.6 million, respectively. General and administrative expenses consist primarily of corporate management salaries and benefits, professional fees and other administrative expenses. General and administrative expenses during the first quarter of 2011 included increases in incentive compensation and charges associated with the abandonment of potential development projects.
Depreciation and amortization
For the three months ended March 31, 2011 and 2010, depreciation and amortization expense totaled $27.1 million and $25.0 million, respectively. The increase in depreciation and amortization from the comparable period in 2010 resulted from the combination of additional depreciation expense recorded on the various facility expansion and development projects and other capital expenditures, most notably the completion during the third quarter of 2010 of our newly constructed Nevada Southern Detention Center.
Interest expense, net
Interest expense is reported net of interest income and capitalized interest for the three months ended March 31, 2011 and 2010. Gross interest expense, net of capitalized interest, was $19.1 million and $17.9 million, respectively, for the three months ended March 31, 2011 and 2010. Gross interest expense is based on outstanding borrowings under our revolving credit facility, our outstanding senior notes, as well as the amortization of loan costs and unused facility fees. We have benefited from relatively low interest rates on our revolving credit facility, which is largely based on the London Interbank Offered Rate (LIBOR). It is possible that LIBOR could increase in the future.
Gross interest income was $0.7 and $0.6 million for the three months ended March 31, 2011 and 2010, respectively. Gross interest income is earned on a direct financing lease, notes receivable, investments, and cash and cash equivalents.
Capitalized interest was $0.1 million and $1.3 million during the three months ended March 31, 2011 and 2010, respectively, and was associated with various construction and expansion projects further described under “Liquidity and Capital Resources” hereafter.

Income tax expense
We incurred income tax expense of $24.7 million and $21.0 million for the three months ended March 31, 2011 and 2010, respectively. Our effective tax rate was 37.9% during the first quarter of 2011 compared with 38.1% during the same period in the prior year. Our effective tax rate is estimated based on our current projection of taxable income, and could fluctuate based on changes in these estimates, the implementation of additional tax planning strategies, changes in federal or state tax rates or laws affecting tax credits available to us, changes in estimates related to uncertain tax positions, or changes in state apportionment factors, as well as changes in the valuation allowance applied to our deferred tax assets that are based primarily on the amount of state net operating losses and tax credits that could expire unused.
Discontinued operations
As previously described in the “Managed-Only Facilities” section of this Management’s Discussion and Analysis, we were not selected for the continued management of the 1,520-bed Gadsden Correctional Institution in Quincy, Florida pursuant to a re-bid of the management contracts at four Florida facilities. We transitioned management of the Gadsden facility to another operator during the third quarter of 2010. In April 2010, we also provided notice to Hernando County, Florida of our intent to terminate the management contract at the 876-bed Hernando County Jail during the third quarter of 2010 due to inadequate financial performance. Accordingly, we reclassified the results of operations, net of taxes, and the assets and liabilities of these two facilities as discontinued operations upon termination of operations in the third quarter of 2010 for all periods presented. These two facilities operated at a profit of $0.7 million, net of taxes, for the three months ended March 31, 2010.
LIQUIDITY AND CAPITAL RESOURCES
Our principal capital requirements are for working capital, capital expenditures, and debt service payments. Capital requirements may also include cash expenditures associated with our outstanding commitments and contingencies, as further discussed in the notes to the financial statements and as further described in our 2010 Form 10-K. Additionally, we may incur capital expenditures to expand the design capacity of certain of our facilities (in order to retain management contracts) and to increase our inmate bed capacity for anticipated demand from current and future customers. We may acquire additional correctional facilities that we believe have favorable investment returns and increase value to our stockholders. We also regularly evaluate the most efficient use of our capital resources and respond to changes in market conditions, by taking advantage of opportunities to use our capital resources to repurchase our common stock at prices which would equal or exceed the rates of return when we invest in new beds. We will also consider opportunities for growth, including potential acquisitions of businesses within our line of business and those that provide complementary services, provided we believe such opportunities will broaden our market share and/or increase the services we can provide to our customers.
In September 2010, we announced we had been awarded a contract by the Georgia Department of Corrections to manage up to 1,150 male inmates in the Jenkins Correctional Center, which will be constructed, owned and operated by us in Millen, Georgia. We commenced development of the new Jenkins Correctional Center during the third quarter of 2010, with an estimated total construction cost of approximately $57.0 million. Construction is expected to be completed during the first quarter of 2012 and the remaining cost to complete as of March 31, 2011 was $47.4 million. The contract has an initial one-year base term with 24 one-year renewal options. Additionally, the contract provides for a population guarantee of 90% following a 120-day ramp-up period.

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
During the first quarter of 2011, we capitalized $4.8 million of facility maintenance and technology related expenditures, compared with $5.4 million during the first quarter of 2010. We expect to incur approximately $48.0 million to $53.0 million in facility maintenance and technology related capital expenditures during 2011, and approximately $52.0 million to $62.0 million in ongoing prison construction and expenditures related to potential land acquisitions. During the year ended December 31, 2010, we capitalized $43.1 million of facility maintenance and technology related expenditures. We also currently expect to pay approximately $70.2 million to $73.2 million in federal and state income taxes during 2011, compared with $61.4 million during 2010. Income taxes paid in 2010 reflect the favorable tax depreciation provisions on qualified assets under the Small Business Jobs and Credit Act of 2010. Income taxes paid in 2011 will reflect the favorable tax depreciation provisions of the Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010. The latest tax Act increases the amount of “bonus” depreciation for tax purposes that can be deducted for qualifying assets placed into service, from 50% during 2010 to 100% for qualifying assets placed into service after September 8, 2010.
Although the demand for prison beds in the short term has been affected by the severe budget challenges many of our customers currently face, these challenges put further pressure on our customers’ ability to construct new prison beds of their own, which we believe could result in further reliance on the private sector for providing the capacity we believe our customers will need in the long term. We will continue to pursue opportunities like the aforementioned Jenkins Correctional Center we are constructing for the state of Georgia. In the long-term, we would like to see continued and meaningful utilization of our remaining capacity and better visibility from our government partners before we add any additional capacity on a speculative basis.

In February 2010, our Board of Directors approved a program to repurchase up to $250.0 million of our common stock through June 30, 2011. The program is intended to be implemented through purchases made from time to time in the open market or in privately negotiated transactions in accordance with SEC requirements. Given current market conditions and available bed capacity within our portfolio, we believe that it is appropriate to use our capital resources to repurchase common stock at prices which would equal or exceed the rates of return we require when we invest in new beds. Through March 31, 2011, we have completed the purchase of 9.0 million shares under the $250.0 million stock repurchase plan at a cost of $189.6 million, or an average price of $21.16 per share.
We have the ability to fund our capital expenditure requirements, including the aforementioned construction projects, as well as our facility maintenance and information technology expenditures, working capital, debt service requirements, and the stock repurchase program, with cash on hand, net cash provided by operations, and borrowings available under our revolving credit facility.
As of March 31, 2011, our liquidity was provided by cash on hand of $37.8 million and $286.5 million available under our $450.0 million revolving credit facility. During the three months ended March 31, 2011 and 2010, we generated $111.0 million and $72.1 million, respectively, in cash through operating activities, and as of March 31, 2011, we had net working capital of $146.3 million. We currently expect to be able to meet our cash expenditure requirements for the next year utilizing these resources. None of our outstanding debt requires principal repayments, and we have no debt maturities until December 2012. We also have an option to increase the availability under our revolving credit facility by up to $300.0 million subject to, among other things, the receipt of commitments for the increased amount. In addition, we may issue debt or equity securities from time to time when we determine that market conditions and the opportunity to utilize the proceeds from the issuance of such securities are favorable.
Lehman Brothers Commercial Bank (“Lehman”) which had a $15.0 million credit commitment under our revolving credit facility, was a defaulting lender under the terms of the credit agreement. During March 2011, an existing lender under the revolving credit facility purchased Lehman’s commitment, thereby replenishing the $15.0 million availability under the revolving credit facility. Until Lehman’s commitment was purchased, we did not have access to incremental funding from Lehman.
Our cash flow is subject to the receipt of sufficient funding of and timely payment by contracting governmental entities. If the appropriate governmental agency does not receive sufficient appropriations to cover its contractual obligations, it may terminate our contract or delay or reduce payment to us. Delays in payment from our major customers, or the termination of contracts from our major customers, could have an adverse effect on our cash flow and financial condition.
At March 31, 2011, the interest rates on our outstanding indebtedness were fixed, with the exception of the interest rate applicable to $133.8 million outstanding under our revolving credit facility, with a total weighted average effective interest rate of 6.7%, while our total weighted average maturity was 3.8 years. Standard & Poor’s Ratings Services currently rates our unsecured debt and corporate credit as “BB”, while Moody’s Investors Service currently rates our unsecured debt as “Ba2”. On September 17, 2009, Moody’s improved its outlook on our debt rating to positive from stable.

Operating Activities
Our net cash provided by operating activities for the three months ended March 31, 2011 was $111.0 million, compared with $72.1 million for the same period in the prior year. Cash provided by operating activities represents the year to date net income plus depreciation and amortization, changes in various components of working capital, and various non-cash charges, including primarily deferred income taxes. The increase in cash provided by operating activities for the three months ended March 31, 2011 was primarily due to the increase in operating income and favorable fluctuations in working capital balances during the first quarter of the 2011 compared to the same period in 2010, most notably the collection during the first quarter of 2011 of past due accounts receivable outstanding at December 31, 2010, from the state of California.
Investing Activities
Our cash flow used in investing activities was $12.5 million for the three months ended March 31, 2011 and was primarily attributable to capital expenditures during the quarter of $12.7 million and included expenditures for the aforementioned facility development and expansions of $6.0 million. Our cash flow used in investing activities was $43.0 million for the three months ended March 31, 2010 and was primarily attributable to capital expenditures during the quarter of $43.1 million and included expenditures for facility development and expansions of $36.6 million.
Financing Activities
Our cash flow used in financing activities was $86.2 million for the three months ended March 31, 2011 and was primarily attributable to paying $43.7 million to purchase common stock including $41.5 million in connection with the aforementioned stock repurchase program and $2.2 million from employees who elected to satisfy their tax withholding obligations with a portion of their vesting restricted shares. Further, cash flows used in financing activities included $44.2 million of net repayments on our revolving credit facility. These payments were partially offset by cash flows associated with exercising stock options, including the related income tax benefit of equity compensation. Our cash flow used in financing activities was $27.9 million for the three months ended March 31, 2010 and was primarily attributable to paying $31.0 million to purchase common stock including $28.5 million in connection with the aforementioned stock repurchase program and $2.5 million from employees who elected to satisfy their tax withholding obligations with a portion of their vesting restricted shares. These payments were partially offset by cash flows associated with exercising stock options, including the related income tax benefit of equity compensation.

Contractual Obligations
The following schedule summarizes our contractual cash obligations by the indicated period as of March 31, 2011 (in thousands):

	Payments Due By Year Ended December 31,
	2011
	(remainder)	2012	2013	2014	2015	Thereafter	Total
Long-term debt	$—	$133,798	$375,000	$150,000	$—	$465,000	$1,123,798
Interest on senior notes	52,819	69,600	57,881	41,100	36,038	54,056	311,494
Contractual facility expansions	36,052	12,372	—	—	—	—	48,424
Operating leases	3,498	6,076	6,096	6,116	4,752	28,301	54,839

Total contractual cash obligations	$92,369	$221,846	$438,977	$197,216	$40,790	$547,357	$1,538,555

The cash obligations in the table above do not include future cash obligations for variable interest associated with our outstanding revolving credit facility as projections would be based on future outstanding balances as well as future variable interest rates, and we are unable to make reliable estimates of either. Further, the cash obligations in the table above also do not include future cash obligations for uncertain tax positions as we are unable to make reliable estimates of the timing of such payments, if any, to the taxing authorities. We had $29.7 million of letters of credit outstanding at March 31, 2011 primarily to support our requirement to repay fees and claims under our workers’ compensation plan in the event we do not repay the fees and claims due in accordance with the terms of the plan. The letters of credit are renewable annually. We did not have any draws under any outstanding letters of credit during the three months ended March 31, 2011 or 2010. The contractual facility expansions included in the table above represent expansion or development projects for which we have already entered into a contract with a customer that obligates us to complete the expansion or development project. Certain of our other ongoing construction and expansion projects are not currently under contract and thus are not included as a contractual obligation above as we may generally suspend or terminate such projects without substantial penalty.
INFLATION
We do not believe that inflation has had a direct adverse effect on our operations. Many of our management contracts include provisions for inflationary indexing, which mitigates an adverse impact of inflation on net income. However, a substantial increase in personnel costs, workers’ compensation or food and medical expenses could have an adverse impact on our results of operations in the future to the extent that these expenses increase at a faster pace than the per diem or fixed rates we receive for our management services. We outsource our food service operations to a third party under a contract that contains certain protections against increases in food costs.
SEASONALITY AND QUARTERLY RESULTS
Our business is somewhat subject to seasonal fluctuations. Because we are generally compensated for operating and managing facilities at an inmate per diem rate, our financial results are impacted by the number of calendar days in a fiscal quarter. Our fiscal year follows the calendar year and therefore, our daily profits for the third and fourth quarters include two more days than the first quarter (except in leap years) and one more day than the second quarter. Further, salaries and benefits represent the most significant component of our operating expenses. Significant portions of the Company’s unemployment taxes are recognized during the first quarter, when base wage rates reset for state unemployment tax purposes. Finally, quarterly results are affected by government funding initiatives, the timing of the opening of new facilities, or the commencement of new management contracts and related start-up expenses which may mitigate or exacerbate the impact of other seasonal influences. Because of these seasonality factors, results for any quarter are not necessarily indicative of the results that may be achieved for the full fiscal year.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Our primary market risk exposure is to changes in U.S. interest rates. We are exposed to market risk related to our revolving credit facility because the interest on our revolving credit facility is subject to fluctuations in the market. If the interest rate for our outstanding indebtedness under the revolving credit facility was 100 basis points higher or lower during both the three months ended March 31, 2011 and 2010, our interest expense, net of amounts capitalized, would have increased or decreased by $0.4 million during each period.
As of March 31, 2011, we had outstanding $375.0 million of senior notes with a fixed interest rate of 6.25%, $150.0 million of senior notes with a fixed interest rate of 6.75%, and $465.0 million of senior notes with a fixed interest rate of 7.75%. Because the interest rates with respect to these instruments are fixed, a hypothetical 100 basis point increase or decrease in market interest rates would not have a material impact on our financial statements.
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
There have been no material changes in our “Risk Factors” as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
Issuer Purchases of Equity Securities

			Total Number of
			Shares
			Purchased as
	Total		Part of Publicly	Approximate Dollar Value
	Number of		Announced	of Shares that May Yet Be
	Shares	Average Price	Plans or	Purchased Under the
Period	Purchased	Paid per Share	Programs	Plans or Programs(1)
January 1, 2011 — January 31, 2011	427,811	$24.70	427,811	$93,833,035
February 1, 2011 — February 28, 2011	370,700	$24.72	370,700	$84,667,826
March 1, 2011 — March 31, 2011	1,018,700	$23.79	1,018,700	$60,429,781
Total	1,817,211	$24.20	1,817,211	$60,429,781

(1)
On February 9, 2010, the Company announced that its Board of Directors had approved a stock repurchase program to repurchase up to $250.0 million of the Company’s common stock in the open market or through privately negotiated transactions (in accordance with SEC requirements) through June 30, 2011. As of March 31, 2011, the Company had repurchased a total of 9.0 million common shares at a cost of approximately $189.6 million.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.
None.

ITEM 4.	(REMOVED AND RESERVED)

ITEM 5.	OTHER INFORMATION.
None.

ITEM 6.	EXHIBITS.
The following exhibits are filed herewith:

Exhibit
Number		Description of Exhibits

31.1		Certification of the Company’s Chief Executive Officer pursuant to Securities and Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of the Company’s Chief Financial Officer pursuant to Securities and Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2		Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	*	XBRL Instance Document

101.SCH	*	XBRL Taxonomy Extension Schema

101.Cal	*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	*	XBRL Taxonomy Extension Definition Linkbase

101.LAB	*	XBRL Taxonomy Extension Label Linkbase

101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase

*
As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1993, as amended, and Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 6, 2011	CORRECTIONS CORPORATION OF AMERICA
/s/ Damon T. Hininger
Damon T. Hininger
President and Chief Executive Officer

/s/ Todd J Mullenger
Todd J Mullenger
Executive Vice President, Chief Financial Officer, and Principal Accounting Officer