Form 10-Q
period 2011-06-30
CORRECTIONS CORP OF AMERICA
filed 2011-08-05
CIK 1070985

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: JUNE 30, 2011

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

Indicate the number of shares outstanding of each class of Common Stock as of August 2, 2011:

Shares of Common Stock, $0.01 par value per share: 107,176,312 shares outstanding.

CORRECTIONS CORPORATION OF AMERICA

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2011

PART I – FINANCIAL INFORMATION

ITEM 1. – FINANCIAL STATEMENTS.

CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED AND AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	June 30, 2011	December 31, 2010
ASSETS
Cash and cash equivalents	$54,623	$25,505
Accounts receivable, net of allowance of $1,357 and $1,568, respectively	253,144	305,305
Deferred tax assets	8,464	14,132
Prepaid expenses and other current assets	32,143	31,196
Current assets of discontinued operations	2,030	2,155

Total current assets	350,404	378,293
Property and equipment, net	2,531,333	2,549,295
Restricted cash	6,760	6,756
Investment in direct financing lease	10,039	10,798
Goodwill	11,988	11,988
Other assets	25,824	26,092
Non-current assets of discontinued operations	—	6

Total assets	$2,936,348	$2,983,228

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued expenses	$183,723	$203,796
Income taxes payable	113	476
Current liabilities of discontinued operations	1,158	1,583

Total current liabilities	184,994	205,855
Long-term debt	1,104,294	1,156,568
Deferred tax liabilities	123,823	118,245
Other liabilities	33,418	31,689

Total liabilities	1,446,529	1,512,357

Commitments and contingencies
Common stock – $0.01 par value; 300,000 shares authorized; 107,169 and 109,754 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively	1,072	1,098
Additional paid-in capital	1,290,917	1,354,691
Retained earnings	197,830	115,082

Total stockholders’ equity	1,489,819	1,470,871

Total liabilities and stockholders’ equity	$2,936,348	$2,983,228

The accompanying notes are an integral part of these consolidated financial statements.

CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED AND AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2011	2010	2011	2010
REVENUE:
Management and other	$432,252	$409,207	$859,775	$814,196
Rental	551	692	1,102	1,485

	432,803	409,899	860,877	815,681

EXPENSES:
Operating	297,049	286,227	593,154	575,900
General and administrative	21,782	19,867	43,229	38,481
Depreciation and amortization	27,191	25,556	54,246	50,520

	346,022	331,650	690,629	664,901

OPERATING INCOME	86,781	78,249	170,248	150,780

OTHER EXPENSES (INCOME):
Interest expense, net	18,360	17,303	36,762	34,574
Other (income) expense	118	(16)	189	56

	18,478	17,287	36,951	34,630

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	68,303	60,962	133,297	116,150
Income tax expense	(25,885)	(23,353)	(50,549)	(44,369)

INCOME FROM CONTINUING OPERATIONS	42,418	37,609	82,748	71,781
Loss from discontinued operations, net of tax	—	(991)	—	(257)

NET INCOME	$42,418	$36,618	$82,748	$71,524

BASIC EARNINGS PER SHARE:
Income from continuing operations	$0.40	$0.33	$0.77	$0.63
Loss from discontinued operations, net of taxes	—	(0.01)	—	—

Net income	$0.40	$0.32	$0.77	$0.63

DILUTED EARNINGS PER SHARE:
Income from continuing operations	$0.39	$0.33	$0.76	$0.62
Loss from discontinued operations, net of taxes	—	(0.01)	—	—

Net income	$0.39	$0.32	$0.76	$0.62

The accompanying notes are an integral part of these consolidated financial statements.

CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED AND AMOUNTS IN THOUSANDS)

	For the Six Months Ended June 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$82,748	$71,524
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	54,246	52,363
Goodwill impairment	—	1,684
Amortization of debt issuance costs and other non-cash interest	2,141	2,136
Deferred income taxes	10,606	8,350
Income tax benefit of equity compensation	(1,811)	(2,239)
Non-cash equity compensation	5,231	4,841
Other non-cash items	1,234	125
Changes in assets and liabilities, net:
Accounts receivable, prepaid expenses and other assets	51,318	(24,329)
Accounts payable, accrued expenses and other liabilities	(17,598)	(6,890)
Income taxes payable	1,166	2,229

Net cash provided by operating activities	189,281	109,794

CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for facility development and expansions	(21,872)	(74,858)
Expenditures for other capital improvements	(15,926)	(15,004)
Proceeds from sale of assets	198	48
Increase in other assets	(1,239)	(967)
Payments received on direct financing lease	672	596

Net cash used in investing activities	(38,167)	(90,185)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of debt	80,623	41,834
Principal repayments of debt	(133,589)	(5,000)
Income tax benefit of equity compensation	1,811	2,239
Purchase and retirement of common stock	(72,589)	(86,580)
Proceeds from exercise of stock options	1,744	4,730

Net cash used in financing activities	(122,000)	(42,777)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	29,114	(23,168)
CASH AND CASH EQUIVALENTS, beginning of period	25,509	45,908

CASH AND CASH EQUIVALENTS, end of period	$54,623	$22,740

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest (net of amounts capitalized of $384 and $2,792 in 2011 and 2010, respectively)	$35,901	$33,555

Income taxes	$41,461	$26,987

The accompanying notes are an integral part of these consolidated financial statements.

CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2011

(UNAUDITED AND AMOUNTS IN THOUSANDS)

	Common Stock
	Shares	Par Value	Additional Paid-in Capital	Retained Earnings	Total
Balance as of December 31, 2010	109,754	$1,098	$1,354,691	$115,082	$1,470,871

Comprehensive income:
Net income	—	—	—	82,748	82,748

Total comprehensive income	—	—	—	82,748	82,748

Issuance of common stock	1	—	25	—	25
Retirement of common stock	(2,984)	(30)	(72,437)	—	(72,467)
Amortization of restricted stock compensation, net of forfeitures	(11)	—	2,997	—	2,997
Income tax benefit of equity compensation	—	—	1,692	—	1,692
Stock option compensation expense, net of forfeitures	—	—	2,209	—	2,209
Restricted stock grant	185	2	(2)	—	—
Stock options exercised	224	2	1,742	—	1,744

Balance as of June 30, 2011	107,169	$1,072	$1,290,917	$197,830	$1,489,819

The accompanying notes are an integral part of these consolidated financial statements.

CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2010

(UNAUDITED AND AMOUNTS IN THOUSANDS)

	Common Stock
	Shares	Par Value	Additional Paid-in Capital	Retained Earnings (Deficit)	Total
Balance as of December 31, 2009	115,962	$1,160	$1,483,497	$(42,111)	$1,442,546

Comprehensive income:
Net income	—	—	—	71,524	71,524

Total comprehensive income	—	—	—	71,524	71,524

Issuance of common stock	1	—	22	—	22
Retirement of common stock	(4,514)	(46)	(91,373)	—	(91,419)
Amortization of restricted stock compensation, net of forfeitures	(14)	—	2,835	—	2,835
Income tax benefit of equity compensation	—	—	1,713	—	1,713
Stock option compensation expense, net of forfeitures	—	—	1,984	—	1,984
Restricted stock grant	179	2	(2)	—	—
Stock options exercised	509	5	4,725	—	4,730

Balance as of June 30, 2010	112,123	$1,121	$1,403,401	$29,413	$1,433,935

The accompanying notes are an integral part of these consolidated financial statements.

CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2011

1.	ORGANIZATION AND OPERATIONS

As of June 30, 2011, Corrections Corporation of America, a Maryland corporation (together with its subsidiaries, the “Company” or “CCA”), owned 47 correctional and detention facilities, two of which are leased to other operators. As of June 30, 2011, CCA operated 66 facilities, located in 20 states and the District of Columbia. CCA is also constructing an additional 1,124-bed correctional facility under a contract awarded by the Georgia Department of Corrections in Millen, Georgia that is expected to be completed during the first quarter of 2012.

CCA specializes in owning, operating, and managing prisons and other correctional facilities and providing inmate residential and prisoner transportation services for governmental agencies. In addition to providing the fundamental residential services relating to inmates, CCA’s facilities offer a variety of rehabilitation and educational programs, including basic education, religious services, life skills and employment training, and substance abuse treatment. These services are intended to reduce recidivism and to prepare inmates for their successful re-entry into society upon their release. CCA also provides health care (including medical, dental and psychiatric services), food services, and work and recreational programs.

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

Fair Value of Financial Instruments

To meet the reporting requirements of Accounting Standard Codification (“ASC”) 825, Financial Instruments, regarding fair value of financial instruments, CCA calculates the estimated fair value of financial instruments using quoted market prices of similar instruments or discounted cash flow techniques. At June 30, 2011 and December 31, 2010, there were no material differences between the carrying amounts and the estimated fair values of CCA's financial instruments, other than as follows (in thousands):

	June 30, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Investment in direct financing lease	$11,513	$13,441	$12,185	$14,439
Note receivable from APM	$5,053	$8,113	$4,880	$7,970
Debt	$(1,104,294)	$(1,166,150)	$(1,156,568)	$(1,206,347)

3.	GOODWILL

ASC 350, “Intangibles-Goodwill and Other”, establishes accounting and reporting requirements for goodwill and other intangible assets. Goodwill was $12.0 million as of June 30, 2011 and December 31, 2010 and was associated with facilities CCA manages but does not own. This goodwill was established in connection with the acquisitions of two service companies during 2000.

4.	FACILITY ACTIVATION, DEVELOPMENTS, AND CLOSURES

In February 2008, CCA announced its intention to construct a new correctional facility in Trousdale County, Tennessee. However, during the first quarter of 2009 CCA temporarily suspended the construction of this facility until there is greater clarity around the timing of future bed absorption by its customers. CCA will continue to monitor its customers’ needs, and could promptly resume construction of the facility. As of June 30, 2011, CCA has capitalized $27.8 million related to the Trousdale facility, a portion of which consists of pre-fabricated concrete cells that are generally transferable to other potential CCA development projects.

During December 2009, CCA announced its decision to idle its 1,600-bed Prairie Correctional Facility in Minnesota due to low inmate populations at the facility. During 2009, the Prairie facility housed offenders from the states of Minnesota and Washington. However, due to excess capacity in the states' systems, both states reduced the populations held at Prairie throughout 2009. During January 2010, the final transfer of offenders from the Prairie facility to the state of Minnesota was completed. The state of Washington has also removed all of its offenders from the Prairie facility.

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

CCA is currently pursuing new management contracts to take advantage of the beds that have become available at the Huerfano, Diamondback, and Prairie facilities but can provide no assurance that it will be successful in doing so. Additionally, CCA owns the Queensgate Correctional Facility in Ohio and Shelby Training Center in Tennessee that were both idled in 2008 and are currently available to potential customers. The carrying values of these five idle facilities totaled $105.7 million and $107.5 million as of June 30, 2011 and December 31, 2010, respectively, excluding equipment and other assets that could generally be transferred and used at other facilities CCA owns without significant cost.

During November 2010, the State of California Department of Corrections and Rehabilitation (the “CDCR”) extended their existing agreement with CCA to house up to 9,588 inmates at four of the five facilities CCA was operating for them outside the state of California, and notified CCA of its Intent to Award an additional contract to house up to 3,256 offenders at CCA’s Crowley County Correctional Facility in Colorado and its currently idle Prairie Correctional Facility in Minnesota. The extension, which is subject to appropriations by the state of California’s legislature, began July 1, 2011 and expires June 30, 2013. Currently, CCA does not believe the state of California will negotiate a contract under the Intent to Award until they determine the impact of a realignment program set forth in their fiscal 2012 budget.

In May 2011, the U.S. Supreme Court upheld a lower court ruling requiring California to reduce its inmate population to 137.5% of its current capacity, or 110,000 inmates, by May 24, 2013. As of June 7, 2011, the adult inmate population held in state of California institutions totaled approximately 143,500 inmates, which did not include the California inmates held in out of state facilities. In connection with this ruling, the court set forth targeted reductions, measured every six months, to inmate populations held in the 33 facilities located in the state of California. In June 2011, the state of California passed the fiscal year 2012 state budget which included funding for up to 9,588 beds available to them at the four CCA facilities currently housing CDCR inmates under the existing agreement. Further, the fiscal year 2012 budget calls for a significant reallocation of responsibilities from state government to local jurisdictions, including housing certain lower level inmates currently the responsibility of the State. This realignment plan is prospective in nature, and is currently expected to be implemented on or about October 1, 2011. Inmates housed in state prisons before October 1, 2011 will remain in state custody. CCA believes the demand for its services will be affected by the State’s plan to comply with the Supreme Court ruling and the impact of the realignment program. However, there could ultimately be a reduction in demand for CCA’s services at the State level because a large number of inmates may be transferred to county government facilities, thereby freeing up capacity in California state facilities. Approximately 13.3% and 13.8% of CCA's management revenue for the three and six months ended June 30, 2011, respectively, was generated from the CDCR.

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

The following table summarizes the results of operations for these facilities for the three and six months ended June 30, 2010 (in thousands):

	For the Three Months Ended June 30, 2010	For the Six Months Ended June 30, 2010
REVENUE:
Managed-only	$9,483	$18,648

	9,483	18,648

EXPENSES:
Managed-only	7,796	15,542
Depreciation and amortization	1,609	1,843
Goodwill impairment	1,684	1,684

	11,089	19,069

LOSS FROM DISCONTINUED OPERATIONS BEFORE INCOME TAXES BEFORE INCOME TAX	(1,606)	(421)
Income tax benefit	615	164

LOSS FROM DISCONTINUED OPERATIONS, NET OF TAXES	$(991)	$(257)

The assets and liabilities of the discontinued operations presented in the accompanying consolidated balance sheets are as follows (in thousands):

	June 30, 2011	December 31, 2010
ASSETS
Cash and cash equivalents	$—	$4
Accounts receivable	1,821	1,821
Prepaid expenses and other current assets	209	330

Total current assets	2,030	2,155
Other assets	—	6

Total assets	$2,030	$2,161

LIABILITIES
Accounts payable and accrued expenses	$1,158	$1,583

Total current liabilities	$1,158	$1,583

6.	DEBT

Debt outstanding as of June 30, 2011 and December 31, 2010 consists of the following (in thousands):

	June 30, 2011	December 31, 2010
Revolving Credit Facility, principal due at maturity in December 2012; interest payable periodically at variable interest rates. The weighted average rate at June 30, 2011 and December 31, 2010 was 0.9% and 1.5% respectively.	$125,000	$177,966
6.25% Senior Notes, principal due at maturity in March 2013; interest payable semi-annually in March and September at 6.25%.	375,000	375,000
6.75% Senior Notes, principal due at maturity in January 2014; interest payable semi-annually in January and July at 6.75%.	150,000	150,000
7.75% Senior Notes, principal due at maturity in June 2017; interest payable semi-annually in June and December at 7.75%. These notes were issued with a $13.4 million discount, of which $10.7 million and $11.4 million was unamortized at June 30, 2011 and December 31, 2010, respectively.	454,294	453,602

	$1,104,294	$1,156,568

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

The Revolving Credit Facility has an aggregate principal capacity of $450.0 million and matures in December 2012. At CCA’s option, interest on outstanding borrowings will be based on either a base rate plus a margin ranging from 0.00% to 0.50% or a London Interbank Offered Rate (“LIBOR”) plus a margin ranging from 0.75% to 1.50%. The applicable margins are subject to adjustments based on CCA’s leverage ratio. Based on CCA’s current leverage ratio, loans under the Revolving Credit Facility currently bear interest at the base rate plus a margin of 0.00% or at LIBOR plus a margin of 0.75%, and a commitment fee equal to 0.15% of the unfunded balance. As of June 30, 2011, CCA had $125.0 million of outstanding borrowings under the Revolving Credit Facility as well as $29.7 million in letters of credit outstanding resulting in $295.3 million available under the Revolving Credit Facility.

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

The Revolving Credit Facility requires CCA to meet certain financial covenants, including, without limitation, a maximum total leverage ratio, a maximum secured leverage ratio, and a minimum interest coverage ratio. As of June 30, 2011, CCA was in compliance with all such covenants. In addition, the Revolving Credit Facility contains certain covenants which, among other things, limit both the incurrence of additional indebtedness, investments, payment of dividends, transactions with affiliates, asset sales, acquisitions, capital expenditures, mergers and consolidations, prepayments and modifications of other indebtedness, liens and encumbrances and other matters customarily restricted in such agreements. In addition, the Revolving Credit Facility is subject to certain cross-default provisions with terms of CCA's other indebtedness.

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

Stock Repurchase Program

In February 2010, CCA’s Board of Directors approved a stock repurchase program to purchase up to $250.0 million of CCA's common stock through June 30, 2011. In May 2011, the Board of Directors approved an increase in the aggregate amount under its previously announced share repurchase program from $250.0 million to $350.0 million. CCA’s Board also authorized the extension of the share repurchase program through December 31, 2012. From February 2010 through June 30, 2011, CCA completed the purchase of 10.0 million shares at a cost of $215.8 million. CCA has utilized cash on hand, net cash provided by operations, and borrowings available under the Revolving Credit Facility to fund the repurchases.

Restricted Stock

During the first six months of 2011, CCA issued 264,000 shares of restricted common stock and common stock units to certain of its employees and non-employee directors, with an aggregate fair value of $6.5 million, including 226,000 restricted shares or units to employees and non-employee directors whose compensation is charged to general and administrative expense and 38,000 restricted shares to employees whose compensation is charged to operating expense. During 2010, CCA issued 446,000 shares of restricted common stock and common stock units to certain of its employees, with an aggregate fair value of $9.7 million, including 335,000 restricted shares or units to employees whose compensation is charged to general and administrative expense and 111,000 restricted shares to employees whose compensation is charged to operating expense.

CCA established performance-based vesting conditions on the shares of restricted common stock and common stock units awarded to its officers and executive officers. Unless earlier vested under the terms of the agreements, shares or units issued to officers and executive officers are subject to vesting over a three-year period based upon the satisfaction of certain performance criteria. No more than one-third of such shares or units may vest in the first performance period; however, the performance criteria are cumulative for the three-year period. Unless earlier vested under the terms of the agreements, the shares of restricted stock issued to the other employees vest after three years of continuous service. Shares of restricted stock issued to non-employee directors vest on the one-year anniversary of the grant date.

During the three months ended June 30, 2011, CCA expensed $1.5 million, net of forfeitures, relating to restricted common stock and common stock units ($0.3 million of which was recorded in operating expenses and $1.2 million of which was recorded in general and administrative expenses). During the three months ended June 30, 2010,

CCA expensed $1.5 million, net of forfeitures, relating to restricted common stock and common stock units ($0.3 million of which was recorded in operating expenses and $1.2 million of which was recorded in general and administrative expenses).

During the six months ended June 30, 2011, CCA expensed $3.0 million, net of forfeitures, relating to restricted common stock and common stock units ($0.6 million of which was recorded in operating expenses and $2.4 million of which was recorded in general and administrative expenses). During the six months ended June 30, 2010, CCA expensed $2.8 million, net of forfeitures, relating to restricted common stock and common stock units ($0.5 million of which was recorded in operating expenses and $2.3 million of which was recorded in general and administrative expenses). As of June 30, 2011, approximately 778,000 shares of restricted common stock and common stock units remained outstanding and subject to vesting.

Stock Options

During the six months ended June 30, 2011, CCA issued to its non-employee directors, officers, and executive officers options to purchase 573,000 shares of common stock with an aggregate fair value of $5.5 million, with a weighted average exercise price of $24.47 per share. During 2010, CCA issued to its officers, executive officers, and non-employee directors options to purchase 712,000 shares of common stock with an aggregate fair value of $5.5 million, with a weighted average exercise price of $20.68 per share. CCA estimates the fair value of stock options using the Black-Scholes option pricing model. Unless earlier vested under their terms, one third of the stock options issued to CCA’s executive officers vest on the anniversary of the grant date over a three-year period while one fourth of the stock options issued to CCA’s other officers vest on the anniversary of the grant date over a four-year period. Options granted to non-employee directors vest on the one-year anniversary of the grant date.

During the three months ended June 30, 2011 and 2010, CCA expensed $1.0 million and $1.1 million, respectively, net of forfeitures, relating to its outstanding stock options. During the six months ended June 30, 2011 and 2010, CCA expensed $2.2 million and $2.0 million, respectively, net of forfeitures, relating to its outstanding stock options. As of June 30, 2011, options to purchase 3.8 million shares of common stock were outstanding with a weighted average exercise price of $18.67.

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

A reconciliation of the numerator and denominator of the basic earnings per share computation to the numerator and denominator of the diluted earnings per share computation is as follows (in thousands, except per share data):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2011	2010	2011	2010
NUMERATOR
Basic:
Income from continuing operations	$42,418	$37,609	$82,748	$71,781
Loss from discontinued operations, net of tax	—	(991)	—	(257)

Net income	$42,418	$36,618	$82,748	$71,524

Diluted:
Income from continuing operations	$42,418	$37,609	$82,748	$71,781
Loss from discontinued operations, net of tax	—	(991)	—	(257)

Diluted net income	$42,418	$36,618	$82,748	$71,524

DENOMINATOR
Basic:
Weighted average common shares outstanding	106,977	112,980	107,828	114,163

Diluted:
Weighted average common shares outstanding	106,977	112,980	107,828	114,163
Effect of dilutive securities:
Stock options	622	770	657	804
Restricted stock-based compensation	129	123	146	139

Weighted average shares and assumed conversions	107,728	113,873	108,631	115,106

BASIC EARNINGS PER SHARE:
Income from continuing operations	$0.40	$0.33	$0.77	$0.63
Loss from discontinued operations, net of tax	—	(0.01)	—	—

Net income	$0.40	$0.32	$0.77	$0.63

DILUTED EARNINGS PER SHARE:
Income from continuing operations	$0.39	$0.33	$0.76	$0.62
Loss from discontinued operations, net of tax	—	(0.01)	—	—

Net income	$0.39	$0.32	$0.76	$0.62

9.	COMMITMENTS AND CONTINGENCIES

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

CCA records litigation reserves related to certain matters for which it is probable that a loss has been incurred and the range of such loss can be estimated. Based upon management’s review of the potential claims and outstanding litigation and based upon management’s experience and history of estimating losses, and taking into consideration CCA’s self-insured retention amounts, management believes a loss in excess of amounts already recognized would not be material to CCA’s financial statements. In the opinion of management, there are no pending legal proceedings that would have a material effect on CCA’s consolidated financial position, results of operations, or cash flows. Any receivable for insurance recoveries is recorded separately from the corresponding litigation reserve, and only if recovery is determined to be probable. Adversarial proceedings and litigation are, however, subject to inherent uncertainties, and unfavorable decisions and rulings could occur which could have a material adverse impact on CCA’s consolidated financial position, results of operations, or cash flows for the period in which such decisions or rulings occur, or future periods. Expenses associated with legal proceedings may also fluctuate from quarter to quarter based on changes in CCA’s assumptions, new developments, or by the effectiveness of CCA's litigation and settlement strategies.

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

In connection with the issuance of the revenue bonds, CCA is obligated, under a debt service deficit agreement, to pay the trustee of the bond’s trust indenture (the “Trustee”) amounts necessary to pay any debt service deficits consisting of principal and interest requirements (outstanding principal balance of $37.7 million at June 30, 2011 plus future interest payments). In the event the state of Tennessee, which is currently utilizing the facility to house certain inmates, exercises its option to purchase the correctional facility, CCA is also obligated to pay the difference between principal and interest owed on the bonds on the date set for the redemption of the bonds and amounts paid by the state of Tennessee for the facility plus all other funds on deposit with the Trustee and available for redemption of the bonds. Ownership of the facility reverts to the state of Tennessee in 2017 at no cost. Therefore, CCA does not currently believe the state of Tennessee will exercise its option to purchase the facility. At June 30, 2011, the outstanding principal balance of the bonds exceeded the purchase price option by $12.6 million.

10.	INCOME TAXES

Income taxes are accounted for under the provisions of ASC 740 “Income Taxes”. ASC 740 generally requires CCA to record deferred income taxes for the tax effect of differences between book and tax bases of its assets and liabilities.

Deferred income taxes reflect the available net operating losses and the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Realization of the future tax benefits related to deferred tax assets is dependent on many factors, including CCA's past earnings history, expected future earnings, the character and jurisdiction of such earnings, unsettled circumstances that, if unfavorably resolved, would adversely affect utilization of its deferred tax assets, carryback and carryforward periods, and tax strategies that could potentially enhance the likelihood of realization of a deferred tax asset.

CCA’s effective tax rate was 37.9% during both the three and six months ended June 30, 2011, compared with 38.3% and 38.2% during the same periods in the prior year. CCA’s overall effective tax rate is estimated based on its current projection of annual taxable income and could change in the future as a result of changes in these estimates, the implementation of additional tax planning strategies, changes in federal or state tax rates or laws affecting tax credits available to CCA, changes in other tax laws, changes in estimates related to uncertain tax positions, or changes in state apportionment factors, as well as changes in the valuation allowance applied to CCA’s deferred tax assets that are based primarily on the amount of state net operating losses and tax credits that could expire unused.

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

CCA has a $0.1 million liability recorded for uncertain tax positions as of June 30, 2011, included in other non-current liabilities in the accompanying consolidated balance sheet. CCA recognizes interest and penalties related to unrecognized tax positions in income tax expense. The total amount of unrecognized tax positions that, if recognized, would affect the effective tax rate is $0.1 million. CCA does not currently anticipate that the total amount of unrecognized tax positions will significantly increase or decrease in the next twelve months.

11.	SEGMENT REPORTING

As of June 30, 2011, CCA owned and managed 45 correctional and detention facilities, and managed 21 correctional and detention facilities it did not own. Management views CCA’s operating results in two reportable segments: (1) owned and managed correctional and detention facilities and (2) managed-only correctional and detention facilities. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies in the notes to consolidated financial statements included in CCA’s 2010 Form 10-K. Owned and managed facilities include the operating results of those facilities placed into service that were owned and managed by CCA. Managed-only facilities include the operating results of those facilities owned by a third party and managed by CCA. CCA measures the operating performance of each facility within the above two reportable segments, without differentiation, based on facility contribution. CCA defines facility contribution as a facility’s operating income or loss from operations before interest, taxes, goodwill impairment, depreciation, and amortization. Since each of CCA’s facilities within the two reportable segments exhibit similar economic characteristics, provide similar services to governmental agencies, and operate under a similar set of operating procedures and regulatory guidelines, the facilities within the identified segments have been aggregated and reported as one reportable segment.

The revenue and facility contribution for the reportable segments and a reconciliation to CCA’s operating income is as follows for the three and six months ended June 30, 2011 and 2010 (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2011	2010	2011	2010
Revenue:
Owned and managed	$336,078	$327,248	$671,709	$653,266
Managed-only	94,632	80,490	185,648	158,856

Total management revenue	430,710	407,738	857,357	812,122

Operating expenses:
Owned and managed	214,105	211,103	427,296	427,034
Managed-only	78,740	70,663	158,439	141,039

Total operating expenses	292,845	281,766	585,735	568,073

Facility contribution:
Owned and managed	121,973	116,145	244,413	226,232
Managed-only	15,892	9,827	27,209	17,817

Total facility contribution	137,865	125,972	271,622	244,049

Other revenue (expense):
Rental and other revenue	2,093	2,161	3,520	3,559
Other operating expense	(4,204)	(4,461)	(7,419)	(7,827)
General and administrative	(21,782)	(19,867)	(43,229)	(38,481)
Depreciation and amortization	(27,191)	(25,556)	(54,246)	(50,520)

Operating income	$86,781	$78,249	$170,248	$150,780

The following table summarizes capital expenditures for the reportable segments for the three and six months ended June 30, 2011 and 2010 (amounts in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2011	2010	2011	2010
Capital expenditures:
Owned and managed	$20,192	$37,271	$31,483	$76,107
Managed-only	1,732	1,373	2,635	2,327
Discontinued operations	—	12	—	83
Corporate and other	2,045	2,434	3,399	3,484

Total capital expenditures	$23,969	$41,090	$37,517	$82,001

The assets for the reportable segments are as follows (amounts in thousands):

	June 30, 2011	December 31, 2010
Assets:
Owned and managed	$2,633,916	$2,698,509
Managed-only	116,509	127,960
Corporate and other	183,893	154,598
Discontinued operations	2,030	2,161

Total assets	$2,936,348	$2,983,228

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

•

changes in governmental policy and in legislation and regulation of the corrections and detention industry that adversely affect our business, including, but not limited to, the outcome of California’s realignment program and its utilization of out-of-state private correctional capacity; and

•	the availability of debt and equity financing on terms that are favorable to us.

Any or all of our forward-looking statements in this quarterly report may turn out to be inaccurate. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy, and financial needs. Our statements can be affected by inaccurate assumptions we might make or by known or unknown risks, uncertainties and assumptions, including the risks, uncertainties, and assumptions described in “Risk Factors” disclosed in detail in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, filed with the Securities and Exchange Commission (the “SEC”) on February 25, 2011 (File No. 001-16109) (the “2010 Form 10-K”)

and in other reports we file with the SEC from time to time. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly revise these forward-looking statements to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements contained in this report and in the 2010 Form 10-K.

OVERVIEW

The Company

As of June 30, 2011, we owned 47 correctional and detention facilities, two of which we leased to other operators. As of June 30, 2011, we operated 66 facilities, including 45 facilities that we owned, with a total design capacity of approximately 90,000 beds in 20 states and the District of Columbia. We are also constructing an additional correctional facility in Millen, Georgia, under a contract awarded by the Georgia Department of Corrections. The facility, which we will own, is expected to house approximately 1,150 inmates and be completed during the first quarter of 2012.

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

Asset impairments. As of June 30, 2011, we had $2.5 billion in property and equipment, including $105.7 million in long-lived assets, excluding equipment, at five currently idled facilities. We evaluate the recoverability of the carrying values of our long-lived assets, other than goodwill, when events suggest that an impairment may have occurred. Such events primarily include, but are not limited to, the termination of a management contract or a significant decrease in inmate populations within a correctional facility we own or manage. In these circumstances, we utilize estimates of undiscounted cash flows to determine if an impairment exists. If an impairment exists, it is measured as the amount by which the carrying amount of the asset exceeds the estimated fair value of the asset.

Goodwill impairments. As of June 30, 2011, we had $12.0 million of goodwill. We evaluate the carrying value of goodwill during the fourth quarter of each year, in connection with our annual budgeting process, and whenever circumstances indicate the carrying value of goodwill may not be recoverable. Such circumstances primarily include, but are not limited to, the termination of a management contract or a significant decrease in inmate populations within a reporting unit. We test for impairment by comparing the fair value of each reporting unit with its carrying value. Fair value is determined using a collaboration of various common valuation techniques, including market multiples and discounted cash flows. Each of these techniques requires considerable judgment and estimations which could change in the future.

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

We have approximately $4.3 million in net operating losses applicable to various states that we expect to carry forward in future years to offset taxable income in such states. We have a valuation allowance of $0.9 million for the estimated amount of the net operating losses that will expire unused. In addition, we have $6.2 million of state tax credits applicable to various states that we expect to carry forward in future years to offset taxable income in such states. We have a $2.9 million valuation allowance related to state tax credits that are expected to expire unused. Although our estimate of future taxable income is based on current assumptions that we believe to be reasonable, our assumptions may prove inaccurate and could change in the future, which could result in the expiration of additional net operating losses or credits. We would be required to establish a valuation allowance at such time that we no longer expected to utilize these net operating losses or credits, which could result in a material impact on our results of operations in the future.

Self-funded insurance reserves. As of June 30, 2011, we had $32.7 million in accrued liabilities for employee health, workers’ compensation, and automobile insurance claims. We are significantly self-insured for employee health, workers’ compensation, and automobile liability insurance claims. As such, our insurance expense is largely dependent on claims experience and our ability to control our claims. We have consistently accrued the estimated liability for employee health insurance claims based on our history of claims experience and the time lag between the incident date and the date we pay the claims. We have accrued the estimated liability for workers’ compensation and automobile insurance claims based on an actuarial valuation of the outstanding liabilities, discounted to the net present value of the outstanding liabilities, using a combination of actuarial methods used to project ultimate losses. The liability for employee health, workers' compensation, and automobile insurance includes estimates for both claims incurred and for claims incurred but not reported. These estimates could change in the future. It is possible that future cash flows and results of operations could be materially affected by changes in our assumptions, new developments, or by the effectiveness of our strategies.

Legal reserves. As of June 30, 2011, we had $12.4 million in accrued liabilities related to certain legal proceedings in which we are involved. We have accrued our best estimate of the probable costs for the resolution of these claims based on a range of potential outcomes. In addition, we are subject to current and potential future legal proceedings for which little or no accrual has been reflected because our current assessment of the potential exposure is nominal. These estimates have been developed in consultation with our General Counsel’s office and, as appropriate, outside counsel handling these matters, and are based upon an analysis of potential results, assuming a combination of litigation and settlement strategies. It is possible that future cash flows and results of operations could be materially affected by changes in our assumptions, new developments, or by the effectiveness of our strategies.

RESULTS OF OPERATIONS

Our results of operations are impacted by the number of facilities we owned and managed, the number of facilities we managed but did not own, the number of facilities we leased to other operators, and the facilities we owned that were not in operation. The following table sets forth the changes in the number of facilities operated for the periods presented:

	Effective Date	Owned and Managed	Managed Only	Leased	Total
Facilities as of December 31, 2009		44	21	2	67
Expiration of the management contract for the Gadsden Correctional Institution	July 2010	—	(1)	—	(1)
Commencement of the management contract for the Moore Haven Correctional Facility	July 2010	—	1	—	1
Termination of the management contract for the Hernando County Jail	August 2010	—	(1)	—	(1)
Activation of the Nevada Southern Detention Center	September 2010	1	—	—	1
Commencement of the management contract for the Graceville Correctional Facility	September 2010	—	1	—	1

Facilities as of December 31, 2010		45	21	2	68

Facilities as of June 30, 2011		45	21	2	68

Three and Six Months Ended June 30, 2011 Compared to the Three and Six Months Ended June 30, 2010

Net income was $42.4 million, or $0.39 per diluted share, for the three months ended June 30, 2011, compared with net income of $36.6 million, or $0.32 per diluted share, for the three months ended June 30, 2010. During the six months ended June 30, 2011, we generated net income of $82.7 million, or $0.76 per diluted share, compared with net income of $71.5 million, or $0.62 per diluted share, for the six months ended June 30, 2010.

Net income during the three and six months ended June 30, 2010 was negatively impacted by approximately $3.1 million of non-cash charges for the write-off of goodwill and other costs associated with the termination of the management contracts at the Gadsden and Hernando County facilities reflected in “loss from discontinued operations” in the accompanying consolidated statement of operations, and as further described hereafter. Net income during the six months ended June 30, 2010 also included $4.1 million of bonuses paid to non-management level staff in-lieu of wage increases. For the three and six months ended June 30, 2010, these charges amounted to $0.02 and $0.04 per diluted share, after taxes, respectively.

Facility Operations

A key performance indicator we use to measure the revenue and expenses associated with the operation of the facilities we own or manage is expressed in terms of a compensated man-day, which represents the revenue we generate and expenses we incur for one inmate for one calendar day. Revenue and expenses per compensated man-day are computed by dividing facility revenue and expenses by the total number of compensated man-days during the period. A compensated man-day represents a calendar day for which we are paid for the occupancy of an inmate. We believe the measurement is useful because we are compensated for operating and managing facilities at an inmate per-diem rate based upon actual or minimum guaranteed occupancy levels. We also measure our ability to contain costs on a per-compensated man-day basis, which is largely dependent upon the number of inmates we accommodate. Further, per compensated man-day measurements are also used to estimate our potential profitability based on certain occupancy levels relative to design capacity. Revenue and expenses per compensated man-day for all of the facilities placed into service that we owned or managed, exclusive of those discontinued (see further discussion below regarding discontinued operations), were as follows for the three and six months ended June 30, 2011 and 2010:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2011	2010	2011	2010
Revenue per compensated man-day	$58.40	$58.26	$58.48	$58.50
Operating expenses per compensated man-day:
Fixed expense	30.16	30.34	30.44	31.17
Variable expense	9.55	9.93	9.51	9.76

Total	39.71	40.27	39.95	40.93

Operating margin per compensated man-day	$18.69	$17.99	$18.53	$17.57

Operating margin	32.0%	30.9%	31.7%	30.0%

Average compensated occupancy	89.9%	90.1%	89.9%	90.3%

Average available beds	90,121	85,386	90,079	84,956

Average compensated population	81,044	76,901	80,995	76,697

Revenue

Average compensated population for the quarter ended June 30, 2011 increased 4,143 from 76,901 in the second quarter of 2010 to 81,044 in the second quarter of 2011. The increase in average compensated population resulted primarily from increases in average compensated population from the state of Florida resulting from the commencement of operations at the 1,884-bed Graceville Correctional Facility and the 985-bed Moore Haven Correctional Facility as further described in our Managed-Only Facilities section. Further, we experienced increases in average compensated populations from the state of Georgia at two facilities we expanded in May 2010. We also experienced an increase in inmate populations from the U.S. Marshals Service, or the USMS, at our newly constructed 1,072-bed Nevada Southern Detention Center, which was completed during the third quarter of 2010. These increases in average compensated populations were partially offset by declines in average compensated populations resulting from the loss during the first half of 2010 of Arizona inmates at our 2,160-bed Diamondback Correctional Facility.

Our total facility management revenue increased by $23.0 million, or 5.6%, during the second quarter of 2011 compared with the same period in the prior year resulting primarily from an increase in revenue of approximately $22.0 million generated by an increase in the average daily compensated population during the second quarter of 2011. The remaining increase in facility management revenue resulted from a slight increase of 0.2% in the average revenue per compensated man-day.

Business from our federal customers, including primarily the Bureau of Prisons, or the BOP, the USMS, and U.S. Immigration and Customs Enforcement, or ICE, continues to be a significant component of our business. Our federal customers generated approximately 43% of our total revenue for both the six months ended June 30, 2011 and 2010, increasing 5.3%, from $349.7 million during the six months ended June 30, 2010 to $368.3 million during the six months ended June 30, 2011. Federal revenues increased $8.4 million, or 4.7%, from $177.5 million for the three months ended June 30, 2010 to $185.9 million for the three months ended June 30, 2011.

State revenues increased $13.9 million, or 6.9%, from $202.5 million for the three months ended June 30, 2010 to $216.4 million for the three months ended June 30, 2011, and $25.6 million, or 6.3%, from $407.2 million for the six months ended June 30, 2010 to $432.7 million for the six months ended June 30, 2011.

State revenues increased as certain states, such as the state of California, turned to the private sector to help alleviate their overcrowding situations, while other states, such as the state of Georgia, utilized additional bed capacity we constructed for them or contracted to utilize additional beds at our facilities. We housed approximately 9,350 inmates from the state of California as of June 30, 2011, compared with approximately 8,900 California inmates as of June 30, 2010.

Despite these increases in management revenue, economic conditions remain challenging, putting continued pressure on our government partners' budgets. Some states may be forced to further reduce their expenses if their tax revenues, which typically lag the overall economy, do not meet their expectations. Actions to control their expenses could include reductions in inmate populations through early release programs, alternative sentencing, or inmate transfers from facilities managed by private operators to facilities operated by the state or other local jurisdictions. Further, certain states have requested, and additional state customers could request, reductions in per diem rates or request that we forego prospective rate increases in the future as methods of addressing the budget shortfalls they may be experiencing. We believe we have been successful in working with our government partners to help them manage their correctional costs while minimizing the financial impact to us, and will continue to provide unique solutions to their correctional needs. We believe the long-term growth opportunities of our business remain very attractive as certain states consider efficiency and savings opportunities and insufficient bed development by our partners should result in a return to the supply and demand imbalance that has benefited the private corrections industry.

As of June 30, 2011, we had approximately 12,500 unoccupied beds at facilities that had availability of 100 or more beds, and an additional 1,124 beds under development. Our inventory of beds available is reduced to approximately 12,400 beds after taking into consideration the beds committed pursuant to management contracts. We have staff throughout the organization actively engaged in marketing this available capacity to existing and prospective customers. Historically, we have been successful in substantially filling our inventory of available beds and the beds that we have constructed. Filling these beds would provide substantial growth in revenues, cash flow, and earnings per share. However, we can provide no assurance that we will be able to obtain new or existing customers to fill our available beds.

Operating Expenses

Operating expenses totaled $297.0 million and $286.2 million for the three months ended June 30, 2011 and 2010, respectively, while operating expenses for the six months ended June 30, 2011 and 2010 totaled $593.2 million and $575.9 million, respectively. However, our fixed and variable expenses per compensated man-day for the three- and six-month periods ended June 30, 2011 decreased from the comparable periods in the prior year.

Fixed expenses per compensated man-day decreased to $30.16 during the three months ended June 30, 2011 from $30.34 during the three months ended June 30, 2010 primarily as a result of a decrease in salaries and benefits per compensated man-day of $0.23. Fixed expenses per compensated man-day decreased to $30.44 during the six months ended June 30, 2011 from $31.17 during the six months ended June 30, 2010 also as a result of a decrease in salaries and benefits per compensated man-day of $0.76. Although we did not provide annual wage increases during 2010 to the majority of our employees, our salaries expense during the first quarter of 2010 included $4.1 million, or $0.30 per compensated man-day for the six-month period ended June 30, 2010, of bonuses paid to non-management level staff in-lieu of wage increases. Salaries expense in the prior year was also negatively impacted by the necessary retention of staff during the ramp-down period of inmate populations at our Diamondback, Huerfano, and Prairie facilities.

We have provided wage increases in the third quarter of 2011 to the majority of our employees, which will result in an increase in operating expenses during the second half of 2011. These wage increases are expected to negatively impact operating margins, as per diem increases and other expense controls are not expected to exceed the level of wage increases. However, we will continue to monitor compensation levels very closely along with overall economic conditions and will set wage levels necessary to help ensure the long-term success of our business. Salaries and benefits represent the most significant component of fixed operating expenses and represented approximately 65% of total operating expenses during 2010 and 64% of total operating expenses of total operating expenses for the first six months of 2011.

Notwithstanding the bonus payments reflected during the first half of 2010, salaries and benefits increased during 2011 periods compared with 2010 most notably as a result of the activation during the third quarter of 2010 of our new Nevada Southern Detention Center and the commencement of two new management contracts at the Graceville Correctional Facility and the Moore Haven Correctional Facility. These increases were partially offset by decreases in salaries and benefits at our Diamondback Correctional Facility and at our California City Correctional Center resulting from idling the Diamondback facility following the termination of the Arizona contract and a reduction in bed utilization at the California City facility after transitioning from housing BOP inmates until the third quarter of 2010 to housing a lower USMS population during the first six months of 2011.

Facility variable expenses per compensated man-day decreased $0.38, or 3.8%, and $0.25, or 2.6%, during the three and six months ended June 30, 2011, respectively, compared with the same periods in the prior year. The favorable performance in facility variable operating expenses during the three- and six-month periods was largely due to a decrease in legal expenses during 2011 compared with the same periods in the prior year as well as the impact from a company-wide initiative of improving operating efficiencies. Expenses associated with legal proceedings may fluctuate from quarter to quarter based on new or threatened litigation, changes in our assumptions, new developments, or the effectiveness of our litigation and settlement strategies.

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

We currently manage a facility in Elizabeth, New Jersey pursuant to a management contract with ICE that expires in September 2011. We have been in discussions with ICE regarding the extension option they have available beginning October 1, 2011. We continue to discuss potential contract terms with ICE for this leased facility but cannot provide assurance that we will be successful in maintaining a management contract at this facility. Total revenues at this facility represented approximately 1% of our total revenue for both the six months ended June 30, 2011 and 2010.

We believe we will renew all other contracts that have expired or are scheduled to expire within the next twelve months. We believe our renewal rate on existing contracts remains high as a result of a variety of reasons including, but not limited to, the constrained supply of available beds within the U.S. correctional system, our ownership of the majority of the beds we operate, and the quality of our operations.

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2011	2010	2011	2010
Owned and Managed Facilities:
Revenue per compensated man-day	$66.20	$65.97	$66.55	$66.36
Operating expenses per compensated man-day:
Fixed expense	32.05	32.27	32.27	33.17
Variable expense	10.13	10.28	10.07	10.21

Total	42.18	42.55	42.34	43.38

Operating margin per compensated man-day	$24.02	$23.42	$24.21	$22.98

Operating margin	36.3%	35.5%	36.4%	34.6%

Average compensated occupancy	87.4%	87.9%	87.4%	88.3%

Average available beds	63,797	62,015	63,797	61,585

Average compensated population	55,784	54,516	55,763	54,386

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2011	2010	2011	2010
Managed Only Facilities:
Revenue per compensated man-day	$41.17	$39.51	$40.65	$39.34
Operating expenses per compensated man-day:
Fixed expense	25.99	25.63	26.40	26.29
Variable expense	8.27	9.06	8.29	8.64

Total	34.26	34.69	34.69	34.93

Operating margin per compensated man-day	$6.91	$4.82	$5.96	$4.41

Operating margin	16.8%	12.2%	14.7%	11.2%

Average compensated occupancy	96.0%	95.8%	96.0%	95.5%

Average available beds	26,324	23,371	26,282	23,371

Average compensated population	25,260	22,385	25,232	22,311

Owned and Managed Facilities

Our operating margins at owned and managed facilities for the three months ended June 30, 2011 increased to 36.3% compared with 35.5% for the same three-month period in 2010. Our operating margins at owned and managed facilities for the six months ended June 30, 2011 increased to 36.4% compared with 34.6% for the same six-month period in 2010.

Facility contribution or the operating income before interest, taxes, depreciation and amortization, at our owned and managed facilities increased by $5.8 million, from $116.1 million during the second quarter of 2010 to $122.0 million during the second quarter of 2011, an increase of 5.0%. Facility contribution at our owned and managed facilities increased $18.2 million, from $226.2 million during the six months ended June 30, 2010 to

$244.4 million during the six months ended June 30, 2011, an increase of 8.0%. The increase in facility contribution at our owned and managed facilities is largely the result of the increase in the average compensated population during the three and six months ended June 30, 2011 of 2.3% and 2.5%, respectively, over the same periods in the prior year, combined with the aforementioned bonuses to non-management level staff for the six-month period reflected during the first quarter of 2010.

The most notable increases in compensated population during the three and six months ended June 30, 2011 occurred at the recently expanded Coffee Correctional Center and Wheeler Correctional Center resulting from increased populations from the state of Georgia. Further, the activation of the Nevada Southern Detention Center during the fourth quarter of 2010 also contributed to the increase in average compensated population that benefited the first six months of 2011. Additionally, we experienced increases in compensated populations from the state of California at our North Fork Correctional Facility and Red Rock Correctional Center. Our total revenues increased by $18.2 million and $43.2 at these five facilities during the three and six months ended June 30, 2011 compared to the same periods in the prior year.

In November 2009, we announced that we entered into an amendment of our agreement with the State of California Department of Corrections and Rehabilitation (the “CDCR”) providing the CDCR the ability to house up to 10,468 inmates in five facilities we own outside the state of California, an increase from 8,132 inmates under our previous agreement. In November 2010, the CDCR extended the agreement with us to house up to 9,588 inmates at four of the five facilities we operated for them, and notified us of its Intent to Award an additional contract to house up to 3,256 offenders at our Crowley County Correctional Facility in Colorado and our currently idle Prairie Correctional Facility in Minnesota. The extension, which is subject to appropriations by the California legislature, began July 1, 2011 and expires June 30, 2013. Currently, we do not believe the state of California will negotiate a contract under the Intent to Award until they determine the impact of a realignment program set forth in their fiscal 2012 budget. As of June 30, 2011, we housed approximately 9,350 inmates from the state of California.

In May 2011, the U.S. Supreme Court upheld a lower court ruling requiring California to reduce its inmate population to 137.5% of its current capacity, or 110,000 inmates, by May 24, 2013. As of June 7, 2011, the adult inmate population held in state of California institutions totaled approximately 143,500 inmates, which did not include the California inmates held in out of state facilities. In connection with this ruling, the court set forth targeted reductions, measured every six months, to inmate populations held in the 33 facilities located in the state of California. In June 2011, the state of California passed the fiscal year 2012 state budget which included funding for up to 9,588 beds available to them at four of our facilities currently housing CDCR inmates under the existing agreement. Further, the fiscal year 2012 budget calls for a significant reallocation of responsibilities from state government to local jurisdictions, including housing certain lower level inmates currently the responsibility of the State. This realignment plan is prospective in nature, and is currently expected to be implemented on or about October 1, 2011. Inmates housed in state prisons before October 1, 2011 will remain in state custody. We believe the demand for our services will be affected by the State's plan to comply with the Supreme Court ruling and the impact of the realignment program. However, there could ultimately be a reduction in demand for our services at the State level because a large number of inmates may be transferred to county government facilities, thereby freeing up capacity in California state facilities. If this were to occur, we would market the beds utilized by the CDCR to other federal and state customers. The return of the California inmates to the state of California would have a significant adverse impact on our financial position, results of operations, and cash flows. Approximately 13.8% of our management revenue for the six months ended June 30, 2011 was generated from the CDCR.

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

During December 2009, we announced our decision to idle our 1,600-bed Prairie Correctional Facility on or about February 1, 2010 due to low inmate populations at the facility. During 2009, our Prairie facility housed offenders from the states of Minnesota and Washington. However, due to excess capacity in the states’ systems, both states reduced the populations held at Prairie throughout 2009. The final transfer of offenders back to the state of Minnesota from the Prairie facility was completed in January 2010, after the state of Washington had removed all of its offenders from the Prairie facility. If we are successful at executing an agreement with the CDCR pursuant to their Intent to Award, the beds at the Prairie facility would be fully utilized by the CDCR. Although the state of California has not withdrawn their Intent to Award, we do not believe the state of California will negotiate a contract under the Intent to Award until they determine the impact of the realignment program set forth in their fiscal 2012 budget.

Total revenues at the currently idled Huerfano, Diamondback, and Prairie facilities were $5.7 million and $20.7 million during the three and six months ended June 30, 2010, respectively.

During January 2010, we announced that pursuant to the Criminal Alien Requirement 10 Solicitation (“CAR 10”) our 2,304-bed California City Correctional Center in California was not selected for the continued management of the offenders from the BOP located at this facility. The contract with the BOP at the California City facility had a 95% guaranteed occupancy provision through its expiration on September 30, 2010. In September 2010, we announced a 15-year agreement with California City, California to manage federal populations at the California City facility under an Intergovernmental Service Agreement. The management contract, which is co-terminus with the Intergovernmental Service Agreement, allows the housing of prisoners and detainees from multiple federal agencies. Further, during February 2011, ICE entered into an agreement to begin utilizing available beds at this facility. We began ramping USMS populations at the facility in early October 2010 and as of June 30, 2011 housed approximately 1,080 federal prisoners at this facility. Total revenues decreased $7.4 million and $15.5 million at this facility during the three and six months ended June 30, 2011 compared with the same periods in the prior year.

Managed-Only Facilities

Our operating margins increased at managed-only facilities during the three months ended June 30, 2011 to 16.8% from 12.2% during the three months ended June 30, 2010. Our managed-only operating margins increased during the six months ended June 30, 2011 to 14.7% from 11.2% during the six months ended June 30, 2010.

Revenue per compensated man-day increased to $41.17 from $39.51, or 4.2%, for the three months ended June 30, 2011 compared with the same period in the prior year, and to $40.65 from $39.34, or 3.3%, for the six months ended June 30, 2011 compared with the same period in the prior year. These increases are largely the result of a per diem increase from ICE at the Elizabeth facility as a reimbursement for higher wages provided to facility staff, combined with winning new management contracts that have higher per diem rates than the previous average per diem for our managed-only facilities.

Operating expenses per compensated man-day decreased to $34.26 during the three months ended June 30, 2011 compared with $34.69 during the same period in the prior year. Operating expenses per compensated man-day also decreased to $34.69 during the six months ended June 30, 2011 compared with $34.93 during the same period in the prior year. Fixed operating expenses per compensated man-day for the six-month period ended June 30, 2010 were affected by decreases in personnel costs from the prior year caused largely by the aforementioned bonuses reflected in the first quarter of 2010 to non-management level staff in lieu of wage increases, partially offset by an increase in salaries at the Elizabeth facility. Additionally, during the three and six months ended June 30, 2011, expenses associated with litigation in which we were involved decreased by $1.9 million and $2.0 million, respectively, compared to the same periods in the prior year within the managed-only segment, contributing to decreases in variable operating expenses per compensated man-day. Reductions in operating expenses per compensated man-day were also achieved through reductions in other variable expenses resulting from efforts to contain costs through the continuation of a company-wide initiative to improve operating efficiencies.

In June 2011, Metro-Davidson County completed a 256-bed expansion of the facility we manage for them in Davidson County, Tennessee. Pursuant to the management contract, the County will provide a guaranteed occupancy of 90% for each housing unit activated. The expansion is expected to contribute to an increase in total facility contribution for managed-only facilities in future quarters.

During the three and six months ended June 30, 2011, managed-only facilities generated 11.5% and 10.0%, respectively, of our total facility contribution compared with 7.8% and 7.3% during the three and six months ended June 30, 2010, respectively. We define facility contribution as a facility’s operating income or loss before interest, taxes, goodwill impairment, depreciation, and amortization.

Although the managed-only business is attractive because it requires little or no upfront investment and relatively modest ongoing capital expenditures, we expect the managed-only business to remain competitive. Any reductions to our per diem rates or the lack of per diem increases at managed-only facilities would likely result in a further deterioration in our operating margins.

In 2010, we announced that pursuant to a re-bid of the management contracts at four Florida facilities, two of which we managed at that time, the Florida Department of Management Services (“Florida DMS”) awarded us the continued management of the 985-bed Bay Correctional Facility, in Panama City, Florida. Additionally, the Florida DMS awarded us management of the 985-bed Moore Haven Correctional Facility in Moore Haven, Florida and the 1,884-bed Graceville Correctional Facility in Graceville, Florida, facilities we did not previously manage. However, we were not selected for the continued management of the 1,520-bed Gadsden Correctional Institution in Quincy, Florida. Each of the facilities is owned by the state of Florida. The contracts contain an initial term of three years and two, two-year renewal options. We assumed management of the Moore Haven and Graceville facilities and transitioned management of the Gadsden facility during the third quarter of 2010. Our managed-only revenue increased by $10.4 million and $20.8 million during the three and six months ended June 30, 2011, respectively, compared with the same periods in the prior year as a result of these two new management contracts. We have reclassified the results of operations, net of taxes, and the assets and liabilities of the Gadsden facility as discontinued operations upon termination of operations in the third quarter of 2010 for all periods presented.

General and administrative expense

For the three months ended June 30, 2011 and 2010, general and administrative expenses totaled $21.8 million and $19.9 million, respectively, while general and administrative expenses totaled $43.2 million and $38.5 million, respectively, during the six months ended June 30, 2011 and 2010. General and administrative expenses consist primarily of corporate management salaries and benefits, professional fees and other administrative expenses. General and administrative expenses during the first half of 2011 included increases in accruals for incentive compensation, and charges associated with the abandonment of potential development projects.

Depreciation and amortization

For the three months ended June 30, 2011 and 2010, depreciation and amortization expense totaled $27.2 million and $25.6 million, respectively. For the six months ended June 30, 2011 and 2010, depreciation and amortization expense totaled $54.2 million and $50.5 million, respectively. The increase in depreciation and amortization from the comparable periods in 2010 resulted from additional depreciation expense recorded on our capital expenditures, most notably the completion during the third quarter of 2010 of our newly constructed Nevada Southern Detention Center.

Interest expense, net

Interest expense is reported net of interest income and capitalized interest for the three and six months ended June 30, 2011 and 2010. Gross interest expense, net of capitalized interest,

was $18.9 million and $17.8 million, respectively, for the three months ended June 30, 2011 and 2010 and was $38.0 million and $35.7 million, respectively, for the six months ended June 30, 2011 and 2010. Gross interest expense is based on outstanding borrowings under our revolving credit facility, our outstanding senior notes, as well as the amortization of loan costs and unused facility fees. We have benefited from relatively low interest rates on our revolving credit facility, which is largely based on the London Interbank Offered Rate (LIBOR). It is possible that LIBOR could increase in the future. Based on current market conditions, the margin over LIBOR associated with our revolving credit facility is likely to increase whenever we refinance the revolving credit facility, which matures in December 2012.

Gross interest income was $0.5 million for both the three months ended June 30, 2011 and 2010. Gross interest income was $1.3 million and $1.1 million for the six months ended June 30, 2011 and 2010, respectively. Gross interest income is earned on a direct financing lease, notes receivable, investments, and cash and cash equivalents.

Capitalized interest was $0.3 million and $1.5 million during the three months ended June 30, 2011 and 2010, respectively, and was $0.4 million and $2.8 million during the six months ended June 30, 2011 and 2010, respectively. Capitalized interest was associated with various construction and expansion projects further described under “Liquidity and Capital Resources” hereafter.

Income tax expense

We incurred income tax expense of $25.9 million and $50.5 million for the three and six months ended June 30, 2011, respectively, while we incurred income tax expense of $23.4 million and $44.4 million for the three and six months ended June 30, 2010, respectively.

Our effective tax rate was 37.9% during both the three and six months ended June 30, 2011 compared with 38.3% and 38.2% during the three- and six-month periods in the prior year. Our effective tax rate is estimated based on our current projection of taxable income, and could fluctuate based on changes in these estimates, the implementation of additional tax planning strategies, changes in federal or state tax rates or laws affecting tax credits available to us, changes in other tax laws, changes in estimates related to uncertain tax positions, or changes in state apportionment factors, as well as changes in the valuation allowance applied to our deferred tax assets that are based primarily on the amount of state net operating losses and tax credits that could expire unused.

Discontinued operations

As previously described in the “Managed-Only Facilities” section of this Management's Discussion and Analysis, we were not selected for the continued management of the 1,520-bed Gadsden Correctional Institution in Quincy, Florida pursuant to a re-bid of the management contracts at four Florida facilities. We transitioned management of the Gadsden facility to another operator during the third quarter of 2010. In April 2010, we also provided notice to Hernando County, Florida of our intent to terminate the management contract at the 876-bed Hernando County Jail during the third quarter of 2010 due to inadequate financial performance. Accordingly, we reclassified the results of operations, net of taxes, and the assets and liabilities of these two facilities as discontinued operations upon termination of operations in the third quarter of 2010 for all periods presented. These two facilities operated at a loss of $1.0 million and $0.3 million, net of taxes, for the three and six months ended June 30, 2010. These results include the write-off during the second quarter of 2010 of goodwill associated with the Gadsden and Hernando facilities of $1.3 million and $0.4 million, respectively.

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

In September 2010, we announced we had been awarded a contract by the Georgia Department of Corrections to manage up to 1,150 male inmates in the Jenkins Correctional Center, which will be constructed, owned and operated by us in Millen, Georgia. We commenced development of the new Jenkins Correctional Center during the third quarter of 2010, with an estimated total construction cost of approximately $57.0 million. Construction is expected to be completed during the first quarter of 2012 and the remaining cost to complete as of June 30, 2011 was $33.9 million. The contract has an initial one-year base term with 24 one-year renewal options. Additionally, the contract provides for a population guarantee of 90% following a 120-day ramp-up period.

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

During the first six months of 2011, we capitalized $14.2 million of facility maintenance and technology related expenditures, compared with $14.6 million during the first six months of 2010. We expect to incur approximately $45.0 million to $50.0 million in facility maintenance and technology related capital expenditures during 2011, and approximately $52.0 million to $62.0 million in ongoing prison construction and expenditures related to potential land acquisitions. During the year ended December 31, 2010, we capitalized $43.1 million of facility maintenance and technology related expenditures. We also currently expect to pay approximately $77.0 million to $78.1 million in federal and state income taxes during 2011, compared with $61.4 million during 2010. Income taxes paid in 2010 reflect the favorable tax depreciation provisions on qualified assets under the Small Business Jobs and Credit Act of 2010. Income taxes paid in 2011 will reflect the favorable tax depreciation provisions of the Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010. The latest tax Act increases the amount of “bonus” depreciation for tax purposes that can be deducted for qualifying assets placed into service, from 50% during 2010 to 100% for qualifying assets placed into service after September 8, 2010.

Although the demand for prison beds in the short term has been affected by the severe budget challenges many of our government partners currently face, these challenges put further pressure on our partners' ability to construct new prison beds of their own, which we believe could result in further reliance on the private sector for providing the capacity we believe our partners will need in the long term. We will continue to pursue opportunities like the aforementioned Jenkins Correctional Center we are constructing for the state of Georgia. In the long-term, we would like to see continued and meaningful utilization of our remaining capacity and better visibility from our government partners before we add any additional capacity on a speculative basis.

In February 2010, our Board of Directors approved a program to repurchase up to $250.0 million of our common stock through June 30, 2011. In May 2011, our Board of Directors approved an increase in the aggregate amount under our previously announced share repurchase program from $250.0 million to $350.0 million and also authorized the extension of the share repurchase program through December 31, 2012. The program is intended to be implemented through purchases made from time to time in the open market or in privately negotiated transactions in accordance with SEC requirements. Given current market conditions and available bed capacity within our portfolio, we believe that it is appropriate to use our capital resources to repurchase common stock at prices which would equal or exceed the rates of return we require when we invest in new beds. From February 2010 through June 30, 2011, we have completed the purchase of 10.0 million shares at a cost of $215.8 million, or an average price of $21.50 per share.

We have the ability to fund our capital expenditure requirements, including the aforementioned construction projects, as well as our facility maintenance and information technology expenditures, working capital, debt service requirements, and the stock repurchase program, with cash on hand, net cash provided by operations, and borrowings available under our revolving credit facility.

As of June 30, 2011, our liquidity was provided by cash on hand of $54.6 million and $295.3 million available under our $450.0 million revolving credit facility. During the six months ended June 30, 2011 and 2010, we generated $189.3 million and $109.8 million, respectively, in cash through operating activities, and as of June 30, 2011, we had net working capital of $165.4 million. We currently expect to be able to meet our cash expenditure requirements for the next year utilizing these resources. None of our outstanding debt requires principal repayments, and we have no debt maturities until December 2012. We also have an option to increase the availability under our revolving credit facility by up to $300.0 million subject to, among other things, the receipt of commitments for the increased amount. In addition, we may issue debt or equity securities from time to time when we determine that market conditions and the opportunity to utilize the proceeds from the issuance of such securities are favorable.

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

At June 30, 2011, the interest rates on our outstanding indebtedness were fixed, with the exception of the interest rate applicable to $125.0 million outstanding under our revolving credit facility, with a total weighted average effective interest rate of 6.7%, while our total weighted average maturity was 3.5 years. On June 3, 2011, Moody's raised our senior unsecured debt rating to "Ba1" from "Ba2" and revised the outlook on our debt rating from positive to stable. Standard & Poor’s Ratings Services currently rates our unsecured debt and corporate credit as “BB”.

Our revolving credit facility, which currently carries an interest rate of LIBOR plus a margin of 0.75%, matures in December 2012. We expect to be able to refinance this facility upon maturity. However, depending on market conditions at the time we refinance the facility, the margin over LIBOR is likely to be higher than the margin on our current facility.

Operating Activities

Our net cash provided by operating activities for the six months ended June 30, 2011 was $189.3 million, compared with $109.8 million for the same period in the prior year. Cash provided by operating activities represents the year to date net income plus depreciation and amortization, changes in various components of working capital, and various non-cash charges, including primarily deferred income taxes and goodwill impairment. The increase in cash provided by operating activities for the six months ended June 30, 2011 was primarily due to the increase in operating income and favorable fluctuations in working capital balances during the first six months of 2011 compared to the same period in 2010, most notably the collection during the first quarter of 2011 of past due accounts receivable outstanding at December 31, 2010, from the state of California.

Investing Activities

Our cash flow used in investing activities was $38.2 million for the six months ended June 30, 2011 and was primarily attributable to capital expenditures during the six-month period of $37.8 million, including expenditures for facility development and expansions of $21.9 million primarily related to the aforementioned facility development projects during the period. Our cash flow used in investing activities was $90.2 million for the six months ended June 30, 2010 and was primarily attributable to capital expenditures during the six-month period of $89.9 million, including expenditures for facility development and expansions of $74.9 million.

Financing Activities

Cash flow used in financing activities was $122.0 million for the six months ended June 30, 2011 and was primarily attributable to paying $72.6 million to purchase common stock, including $70.4 million in connection with the aforementioned stock repurchase program and $2.2 million from employees who elected to satisfy their tax withholding obligations with a portion of their vesting restricted shares. Further, cash flows used in financing activities included $53.0 million of net repayments on our revolving credit facility. These payments were partially offset by the cash flows associated with exercising stock options, including the related income tax benefit of equity compensation, totaling $3.6 million. Our cash flow used in financing activities was $42.8 million for the six months ended June 30, 2010 and was primarily attributable to $86.6 million used to purchase common stock, including $83.8 million in connection with the aforementioned stock repurchase program and $2.8 million from employees who elected to satisfy their tax withholding obligations with a portion of their vesting restricted shares.

Contractual Obligations

The following schedule summarizes our contractual cash obligations by the indicated period as of June 30, 2011 (in thousands):

	Payments Due By Year Ended December 31,
	2011 (remainder)	2012	2013	2014	2015	Thereafter	Total
Long-term debt	$—	$125,000	$375,000	$150,000	$—	$465,000	$1,115,000
Interest on senior notes	34,800	69,600	57,881	41,100	36,038	54,056	293,475
Contractual facility expansions	22,895	11,984	—	—	—	—	34,879
Operating leases	3,000	6,076	6,096	6,116	4,752	28,301	54,341

Total contractual cash obligations	$60,695	$212,660	$438,977	$197,216	$40,790	$547,357	$1,497,695

The cash obligations in the table above do not include future cash obligations for variable interest associated with our outstanding revolving credit facility as projections would be based on future outstanding balances as well as future variable interest rates, and we are unable to make reliable estimates of either. Further, the cash obligations in the table above also do not include future cash obligations for uncertain tax positions as we are unable to make reliable estimates of the timing of such payments, if any, to the taxing authorities. We had $29.7 million of letters of credit outstanding at June 30, 2011 primarily to support our requirement to repay fees and claims under our workers’ compensation plan in the event we do not repay the fees and claims due in accordance with the terms of the plan. The letters of credit are renewable annually. We did not have any draws under any outstanding letters of credit during the six months ended June 30, 2011 or 2010. The contractual facility expansions included in the table above represent expansion or development projects for which we have already entered into a contract with a customer that obligates us to complete the expansion or development project. Certain of our other ongoing construction projects are not currently under contract and thus are not included as a contractual obligation above as we may generally suspend or terminate such projects without substantial penalty.

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

Our primary market risk exposure is to changes in U.S. interest rates. We are exposed to market risk related to our revolving credit facility because the interest rate on our revolving credit facility is subject to fluctuations in the market. If the interest rate for our outstanding indebtedness under the revolving credit facility was 100 basis points higher or lower during the three and six months ended June 30, 2011, our interest expense, net of amounts capitalized, would have been increased or decreased by $0.3 million and $0.7 million, respectively.

As of June 30, 2011, we had outstanding $375.0 million of senior notes with a fixed interest rate of 6.25%, $150.0 million of senior notes with a fixed interest rate of 6.75%, and $465.0 million of senior notes with a fixed interest rate of 7.75%. Because the interest rates with respect to these instruments are fixed, a hypothetical 100 basis point increase or decrease in market interest rates would not have a material impact on our financial statements.

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

An evaluation was performed under the supervision and with the participation of our senior management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act as of the end of the period covered by this quarterly report. Based on that evaluation, our officers, including our Chief Executive Officer and Chief Financial Officer, concluded that as of the end of the period covered by this quarterly report our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms and information required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. There have been no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

See the information reported in Note 9 to the financial statements included in Part I, which information is incorporated hereunder by this reference.

ITEM 1A.	RISK FACTORS.

There have been no material changes in our “Risk Factors” as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 1, 2011 – April 30, 2011	728,300	$24.29	728,300	$142,739,168
May 1, 2011 – May 31, 2011	348,304	$24.48	348,304	$134,211,356
June 1, 2011 – June 30, 2011	—	$—	—	$134,211,356

Total	1,076,604	$24.35	1,076,604	$134,211,356

(1)	On February 9, 2010, the Company announced that its Board of Directors had approved a stock repurchase program to repurchase up to $250.0 million of the Company’s common stock in the open market or through privately negotiated transactions (in accordance with SEC requirements) through June 30, 2011. In May 2011, the Board of Directors approved an increase in the aggregate amount under its share repurchase program from $250.0 million to $350.0 million and an extension of the program through December 31, 2012. As of June 30, 2011, the Company had repurchased a total of 10.0 million common shares at an aggregate cost of approximately $215.8 million.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	(REMOVED AND RESERVED).

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

The following exhibits are filed herewith:

Exhibit Number	Description of Exhibits

31.1	Certification of the Company’s Chief Executive Officer pursuant to Securities and Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Company’s Chief Financial Officer pursuant to Securities and Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*	As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933, as amended, and Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CORRECTIONS CORPORATION OF AMERICA

Date: August 5, 2011

/s/ DAMON T. HININGER
Damon T. Hininger
President and Chief Executive Officer

/s/ TODD J MULLENGER
Todd J Mullenger
Executive Vice President, Chief Financial Officer, and Principal Accounting Officer