Form 10-Q
period 2011-09-30
CORRECTIONS CORP OF AMERICA
filed 2011-11-04
CIK 1070985

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: SEPTEMBER 30, 2011

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

Indicate the number of shares outstanding of each class of Common Stock as of November 1, 2011:

Shares of Common Stock, $0.01 par value per share: 99,507,428 shares outstanding.

CORRECTIONS CORPORATION OF AMERICA

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2011

PART I – FINANCIAL INFORMATION

ITEM 1.	– FINANCIAL STATEMENTS.

CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED AND AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	September 30, 2011	December 31, 2010
ASSETS
Cash and cash equivalents	$47,958	$25,505
Accounts receivable, net of allowance of $1,395 and $1,568, respectively	260,788	305,305
Deferred tax assets	9,442	14,132
Prepaid expenses and other current assets	28,445	31,196
Current assets of discontinued operations	2,057	2,155

Total current assets	348,690	378,293
Property and equipment, net	2,531,753	2,549,295
Restricted cash	5,012	6,756
Investment in direct financing lease	9,642	10,798
Goodwill	11,988	11,988
Other assets	25,468	26,092
Non-current assets of discontinued operations	—	6

Total assets	$2,932,553	$2,983,228

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued expenses	$191,382	$203,796
Income taxes payable	106	476
Current liabilities of discontinued operations	1,094	1,583

Total current liabilities	192,582	205,855
Long-term debt	1,209,652	1,156,568
Deferred tax liabilities	130,908	118,245
Other liabilities	32,538	31,689

Total liabilities	1,565,680	1,512,357

Commitments and contingencies

Common stock – $0.01 par value; 300,000 shares authorized; 99,608 and 109,754 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively	996	1,098
Additional paid-in capital	1,128,807	1,354,691
Retained earnings	237,070	115,082

Total stockholders’ equity	1,366,873	1,470,871

Total liabilities and stockholders’ equity	$2,932,553	$2,983,228

The accompanying notes are an integral part of these consolidated financial statements.

CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED AND AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010
REVENUE:
Management and other	$434,492	$426,628	$1,294,267	$1,240,824
Rental	551	522	1,653	2,007

	435,043	427,150	1,295,920	1,242,831

EXPENSES:
Operating	304,664	292,160	897,818	868,060
General and administrative	23,007	23,606	66,236	62,087
Depreciation and amortization	26,637	26,195	80,883	76,715

	354,308	341,961	1,044,937	1,006,862

OPERATING INCOME	80,735	85,189	250,983	235,969

OTHER EXPENSES (INCOME):
Interest expense, net	18,058	17,925	54,820	52,499
Other (income) expense	73	(131)	262	(75)

	18,131	17,794	55,082	52,424

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	62,604	67,395	195,901	183,545
Income tax expense	(23,364)	(25,284)	(73,913)	(69,653)

INCOME FROM CONTINUING OPERATIONS	39,240	42,111	121,988	113,892
Loss from discontinued operations, net of tax	—	(147)	—	(404)

NET INCOME	$39,240	$41,964	$121,988	$113,488

BASIC EARNINGS PER SHARE:
Income from continuing operations	$0.38	$0.38	$1.14	$1.01
Loss from discontinued operations, net of taxes	—	—	—	—

Net income	$0.38	$0.38	$1.14	$1.01

DILUTED EARNINGS PER SHARE:
Income from continuing operations	$0.37	$0.38	$1.14	$1.00
Loss from discontinued operations, net of taxes	—	—	—	—

Net income	$0.37	$0.38	$1.14	$1.00

The accompanying notes are an integral part of these consolidated financial statements.

CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED AND AMOUNTS IN THOUSANDS)

	For the Nine Months Ended September 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$121,988	$113,488
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	80,883	78,937
Goodwill impairment	—	1,684
Amortization of debt issuance costs and other non-cash interest	3,234	3,197
Deferred income taxes	16,389	19,368
Income tax benefit of equity compensation	(1,889)	(2,602)
Non-cash equity compensation	7,788	7,326
Other non-cash items	1,327	510
Changes in assets and liabilities, net:
Accounts receivable, prepaid expenses and other assets	47,439	(108,675)
Accounts payable, accrued expenses and other liabilities	(20,221)	23,405
Income taxes payable	1,060	2,594

Net cash provided by operating activities	257,998	139,232

CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for facility development and expansions	(37,602)	(88,012)
Expenditures for other capital improvements	(30,331)	(24,960)
Decrease in restricted cash	1,749	—
Proceeds from sale of assets	829	64
Increase in other assets	(1,752)	(1,196)
Payments received on direct financing lease	1,024	907

Net cash used in investing activities	(66,083)	(113,197)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of debt	273,623	116,167
Principal repayments of debt	(221,589)	(30,000)
Income tax benefit of equity compensation	1,889	2,602
Purchase and retirement of common stock	(225,300)	(131,409)
Proceeds from exercise of stock options	1,911	5,136

Net cash used in financing activities	(169,466)	(37,504)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	22,449	(11,469)
CASH AND CASH EQUIVALENTS, beginning of period	25,509	45,908

CASH AND CASH EQUIVALENTS, end of period	$47,958	$34,439

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest (net of amounts capitalized of $894 and $3,744 in 2011 and 2010, respectively)	$52,823	$50,338

Income taxes	$58,092	$44,213

The accompanying notes are an integral part of these consolidated financial statements.

CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011

(UNAUDITED AND AMOUNTS IN THOUSANDS)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Total
	Shares	Par Value
Balance as of December 31, 2010	109,754	$1,098	$1,354,691	$115,082	$1,470,871

Comprehensive income:
Net income	—	—	—	121,988	121,988

Total comprehensive income	—	—	—	121,988	121,988

Issuance of common stock	2	—	38	—	38
Retirement of common stock	(10,560)	(106)	(237,350)	—	(237,456)
Amortization of restricted stock compensation, net of forfeitures	(18)	—	4,559	—	4,559
Income tax benefit of equity compensation	—	—	1,771	—	1,771
Stock option compensation expense, net of forfeitures	—	—	3,191	—	3,191
Restricted stock grant	185	2	(2)	—	—
Stock options exercised	245	2	1,909	—	1,911

Balance as of September 30, 2011	99,608	$996	$1,128,807	$237,070	$1,366,873

The accompanying notes are an integral part of these consolidated financial statements.

CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010

(UNAUDITED AND AMOUNTS IN THOUSANDS)

	Common Stock		Additional Paid-in Capital	Retained Earnings (Deficit)	Total
	Shares	Par Value
Balance as of December 31, 2009	115,962	$1,160	$1,483,497	$(42,111)	$1,442,546

Comprehensive income:
Net income	—	—	—	113,488	113,488

Total comprehensive income	—	—	—	113,488	113,488

Issuance of common stock	2	—	35	—	35
Retirement of common stock	(6,576)	(67)	(131,342)	—	(131,409)
Amortization of restricted stock compensation, net of forfeitures	(19)	—	4,134	—	4,134
Income tax benefit of equity compensation	—	—	2,079	—	2,079
Stock option compensation expense, net of forfeitures	—	—	3,157	—	3,157
Restricted stock grant	179	2	(2)	—	—
Stock options exercised	573	6	5,130	—	5,136

Balance as of September 30, 2010	110,121	$1,101	$1,366,688	$71,377	$1,439,166

The accompanying notes are an integral part of these consolidated financial statements.

CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2011

1.	ORGANIZATION AND OPERATIONS

As of September 30, 2011, Corrections Corporation of America, a Maryland corporation (together with its subsidiaries, the “Company” or “CCA”), owned 47 correctional and detention facilities, two of which are leased to other operators. As of September 30, 2011, CCA operated 66 facilities, located in 20 states and the District of Columbia. CCA also has a contract to purchase a 1,798-bed correctional facility from the state of Ohio, which it currently expects to acquire on or about December 31, 2011. CCA is also constructing an additional 1,124-bed correctional facility under a contract awarded by the Georgia Department of Corrections in Millen, Georgia that is expected to be completed during the first quarter of 2012.

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

The accompanying unaudited interim consolidated financial statements have been prepared by the Company and, in the opinion of management, reflect all normal recurring adjustments necessary for a fair presentation of results for the unaudited interim periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted. The results of operations for the interim period are not necessarily indicative of the results to be obtained for the full fiscal year. Reference is made to the audited financial statements of CCA included in its Annual Report on Form 10-K as of and for the year ended December 31, 2010 filed with the Securities and Exchange Commission (the “SEC”) on February 25, 2011 (File No. 001-16109) (the “2010 Form 10-K”) with respect to certain significant accounting and financial reporting policies as well as other pertinent information of the Company.

Fair Value of Financial Instruments

To meet the reporting requirements of Accounting Standard Codification (“ASC”) 825, Financial Instruments, regarding fair value of financial instruments, CCA calculates the estimated fair value of financial instruments using quoted market prices of similar instruments or discounted cash flow techniques. At September 30, 2011 and December 31, 2010, there were no material differences between the carrying amounts and the estimated fair values of CCA’s financial instruments, other than as follows (in thousands):

	September 30, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Investment in direct financing lease	$11,161	$13,089	$12,185	$14,439
Note receivable from APM	$4,867	$8,153	$4,880	$7,970
Debt	$(1,209,652)	$(1,252,025)	$(1,156,568)	$(1,206,347)

3.	GOODWILL

ASC 350, “Intangibles-Goodwill and Other”, establishes accounting and reporting requirements for goodwill and other intangible assets. Goodwill was $12.0 million as of September 30, 2011 and December 31, 2010 and was associated with facilities CCA manages but does not own. This goodwill was established in connection with the acquisitions of two service companies during 2000.

In September 2011, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2011-08 that gives companies the option to perform a qualitative assessment that may allow them to skip the annual two-step impairment test. Under the amendments in ASU 2011-08, a company has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. The ASU is effective for fiscal years beginning after December 15, 2011, however early adoption is permitted. The Company plans to perform the goodwill impairment testing using the qualitative assessment, if deemed appropriate, during the fourth quarter of 2011 in conjunction with the annual budgeting process.

4.	FACILITY ACTIVATION, DEVELOPMENTS, AND CLOSURES

In February 2008, CCA announced its intention to construct a new correctional facility in Trousdale County, Tennessee. However, during the first quarter of 2009 CCA temporarily suspended the construction of this facility until there is greater clarity around the timing of future bed absorption by its customers. CCA will continue to monitor its customers’ needs, and could promptly resume construction of the facility. As of September 30, 2011, CCA has capitalized $27.8 million related to the Trousdale facility, a portion of which consists of pre-fabricated concrete cells that are generally transferable to other potential CCA development projects.

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

CCA is currently pursuing new management contracts to take advantage of the beds that have become available at the Huerfano, Diamondback, and Prairie facilities but can provide no assurance that it will be successful in doing so. Additionally, CCA owns the Queensgate Correctional Facility in Ohio and Shelby Training Center in Tennessee that were both idled in 2008 and are currently available to potential customers. The carrying values of these five idle facilities totaled $104.7 million and $107.5 million as of September 30, 2011 and December 31, 2010, respectively, excluding equipment and other assets that could generally be transferred and used at other facilities CCA owns without significant cost.

During November 2010, the State of California Department of Corrections and Rehabilitation (the “CDCR”) extended their existing agreement with CCA to house up to 9,588 inmates at four of the five facilities CCA was operating for them outside the state of California, and notified CCA of its Intent to Award an additional contract to house up to 3,256 offenders at CCA’s Crowley County Correctional Facility in Colorado and its currently idle Prairie Correctional Facility in Minnesota. The extension, which is subject to appropriations by the state of California’s legislature, began July 1, 2011 and expires June 30, 2013. Currently, CCA does not believe the state of California will negotiate a contract under the Intent to Award until they determine the impact of a realignment program set forth in their fiscal 2012 budget, and as further described hereafter.

In May 2011, the U.S. Supreme Court upheld a lower court ruling requiring California to reduce its inmate population to 137.5% of its current capacity, or to 110,000 inmates, by May 24, 2013. As of June 7, 2011, the adult inmate population held in state of California institutions totaled approximately 143,500 inmates, which did not include the California inmates held in CCA’s out of state facilities. In connection with this ruling, the court set forth targeted reductions, measured every six months, to inmate populations held in the 33 facilities located in the state of California.

In an effort to meet the Federal court ruling, the fiscal year 2012 budget of the state of California calls for a significant reallocation of responsibilities from state government to local jurisdictions, including housing certain lower level inmates currently the responsibility of the State. This realignment plan commenced on October 1, 2011. The plan is prospective in nature such that inmates housed in state prisons before October 1, 2011 will remain in state custody. The fiscal year 2012 state budget included funding for up to 9,588 beds available to them at the four CCA facilities currently housing CDCR inmates under the existing agreement. It is unclear at this time how realignment may impact the long-term utilization by CDCR of CCA’s out of state beds. Approximately 13% of CCA’s management revenue for both the three and nine months ended September 30, 2011 was generated from the CDCR.

In September 2010, CCA announced it was awarded a contract by the Georgia Department of Corrections to manage up to 1,150 male inmates in the Jenkins Correctional Center, which will be constructed, owned and operated by CCA in Millen, Georgia. CCA commenced development of the new Jenkins Correctional Center during the third quarter of 2010, with an estimated total construction cost of approximately $53.0 million. Construction is expected to be completed during the first quarter of 2012. The contract has an initial one-year base term with 24 one-year renewal options. Additionally, the contract provides for a population guarantee of 90% following a 120-day ramp-up period.

In September 2011, CCA announced that it entered into a contract with the state of Ohio to purchase the 1,798-bed Lake Erie Correctional Institution located in Conneaut, Ohio. The Lake Erie facility is currently managed by another private operator. CCA will purchase the 1,798-bed Lake Erie facility, which was constructed in 1999, for a purchase price of approximately $73.0 million and expects to invest approximately $3.1 million in capital improvements. We also entered into a management contract to manage state of Ohio inmates at this facility, which is expected to commence on January 1, 2012 and has an initial term of twenty years with unlimited renewal options subject to appropriations and mutual agreement. The management contract also provides a guaranteed occupancy of 90%.

5.	DISCONTINUED OPERATIONS

In April 2010, CCA announced that pursuant to a re-bid of the management contract at the 1,520-bed Gadsden Correctional Institution in Quincy, Florida, the Florida Department of Management Services indicated its intent to award the management of the Gadsden facility to another operator. CCA transitioned management of the Gadsden facility during the third quarter of 2010 to the new operator. Additionally, in April 2010, CCA also provided notice to Hernando County, Florida of its intent to terminate the management contract at the 876-bed Hernando County Jail during the third quarter of 2010. Accordingly, the results of operations, net of taxes, and the assets and liabilities of these two facilities have been reported as discontinued operations upon termination of operations in the third quarter of 2010 for all periods presented.

The following table summarizes the results of operations for these facilities for the three and nine months ended September 30, 2010 (in thousands):

	For the Three Months Ended September 30, 2010	For the Nine Months Ended September 30, 2010
REVENUE:
Managed-only	$4,258	$22,906

	4,258	22,906

EXPENSES:
Managed-only	4,174	19,716
Depreciation and amortization	379	2,222
Goodwill impairment	—	1,684

	4,553	23,622

OPERATING LOSS	(295)	(716)
Other income	59	59

LOSS FROM DISCONTINUED OPERATIONS BEFORE INCOME TAXES	(236)	(657)
Income tax benefit	89	253

LOSS FROM DISCONTINUED OPERATIONS, NET OF TAXES	$(147)	$(404)

The assets and liabilities of the discontinued operations presented in the accompanying consolidated balance sheets are as follows (in thousands):

	September 30, 2011	December 31, 2010
ASSETS
Cash and cash equivalents	$—	$4
Accounts receivable	1,821	1,821
Prepaid expenses and other current assets	236	330

Total current assets	2,057	2,155
Other assets	—	6

Total assets	$2,057	$2,161

LIABILITIES
Accounts payable and accrued expenses	$1,094	$1,583

Total current liabilities	$1,094	$1,583

6.	DEBT

Debt outstanding as of September 30, 2011 and December 31, 2010 consists of the following (in thousands):

	September 30, 2011	December 31, 2010
Revolving Credit Facility, principal due at maturity in December 2012; interest payable periodically at variable interest rates. The weighted average rate at September 30, 2011 and December 31, 2010 was 1.0% and 1.5% respectively.	$230,000	$177,966
6.25% Senior Notes, principal due at maturity in March 2013; interest payable semi-annually in March and September at 6.25%.	375,000	375,000
6.75% Senior Notes, principal due at maturity in January 2014; interest payable semi-annually in January and July at 6.75%.	150,000	150,000
7.75% Senior Notes, principal due at maturity in June 2017; interest payable semi-annually in June and December at 7.75%. These notes were issued with a $13.4 million discount, of which $10.3 million and $11.4 million was unamortized at September 30, 2011 and December 31, 2010, respectively.	454,652	453,602

	$1,209,652	$1,156,568

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

The Revolving Credit Facility has an aggregate principal capacity of $450.0 million and matures in December 2012. At CCA’s option, interest on outstanding borrowings will be based on either a base rate plus a margin ranging from 0.00% to 0.50% or a London Interbank Offered Rate (“LIBOR”) plus a margin ranging from 0.75% to 1.50%. The applicable margins are subject to adjustments based on CCA’s leverage ratio. Based on CCA’s current leverage ratio, loans under the Revolving Credit Facility currently bear interest at the base rate plus a margin of 0.00% or at LIBOR plus a margin of 0.75%, and a commitment fee equal to 0.15% of the unfunded balance. As of September 30, 2011, CCA had $230.0 million of outstanding borrowings under the Revolving Credit Facility as well as $29.7 million in letters of credit outstanding resulting in $190.3 million available under the Revolving Credit Facility.

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

The Revolving Credit Facility requires CCA to meet certain financial covenants, including, without limitation, a maximum total leverage ratio, a maximum secured leverage ratio, and a minimum interest coverage ratio. As of September 30, 2011, CCA was in compliance with all such covenants. In addition, the Revolving Credit Facility contains certain covenants which, among other things, limit both the incurrence of additional indebtedness, investments, payment of dividends, transactions with affiliates, asset sales, acquisitions, capital expenditures, mergers and consolidations, prepayments and modifications of other indebtedness, liens and encumbrances and other matters customarily restricted in such agreements. In addition, the Revolving Credit Facility is subject to certain cross-default provisions with terms of CCA’s other indebtedness.

$375 Million 6.25% Senior Notes. Interest on the $375.0 million aggregate principal amount of CCA’s 6.25% unsecured senior notes issued in March 2005 (the “6.25% Senior Notes”) accrues at the stated rate and is payable on March 15 and September 15 of each year. The 6.25% Senior Notes are scheduled to mature on March 15, 2013. CCA may currently redeem all or a portion of the notes at par.

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

Stock Repurchase Program

In August 2011, the Board of Directors approved an increase in the aggregate amount under its previously announced share repurchase program from $350.0 million to $500.0 million after expanding the authorization in May 2011 by $100.0 million from the $250.0 million originally approved by the Board in February 2010. CCA’s Board also authorized the extension of the share repurchase program through June 30, 2013. Since announcing the share repurchase program in February 2010, CCA has completed the purchase of 17.6 million shares at a cost of $380.6 million through September 30, 2011. CCA has utilized cash on hand, net cash provided by operations, and borrowings available under the Revolving Credit Facility to fund the repurchases.

As described in Note 6, CCA is limited in the amount of stock it may repurchase by the permitted levels of restricted payments under its Revolving Credit Facility and its senior unsecured notes. Although CCA had $119.4 million remaining under the stock repurchase program authorized by the Board, at the end of the third quarter of 2011, CCA had substantially reached such limits on restricted payments. However, the permitted level of restricted payments increases quarterly based generally on 50% of the Company’s net income.

Restricted Stock

During the first nine months of 2011, CCA issued 264,000 shares of restricted common stock and common stock units to certain of its employees and non-employee directors, with an aggregate fair value of $6.5 million, including 226,000 restricted shares or units to employees and non-employee directors whose compensation is charged to general and administrative expense and 38,000 restricted shares to employees whose compensation is charged to operating expense. During 2010, CCA issued 446,000 shares of restricted common stock and common stock units to certain of its employees, with an aggregate fair value of $9.7 million, including 335,000 restricted shares or units to employees whose compensation is charged to general and administrative expense and 111,000 restricted shares to employees whose compensation is charged to operating expense.

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

During the three months ended September 30, 2011, CCA expensed $1.6 million, net of forfeitures, relating to restricted common stock and common stock units ($0.3 million of which was recorded in operating expenses and $1.3 million of which was recorded in general and administrative expenses). During the three months ended September 30, 2010, CCA expensed $1.3 million, net of forfeitures, relating to restricted common stock and common stock units ($0.2 million of which was recorded in operating expenses and $1.1 million of which was recorded in general and administrative expenses).

During the nine months ended September 30, 2011, CCA expensed $4.6 million, net of forfeitures, relating to restricted common stock and common stock units ($0.9 million of which was recorded in operating expenses and $3.7 million of which was recorded in general and administrative expenses). During the nine months ended September 30, 2010, CCA expensed $4.1 million, net of forfeitures, relating to restricted common stock and common stock units ($0.8 million of which was recorded in operating expenses and $3.3 million of which was recorded in general and administrative expenses). As of September 30, 2011, approximately 771,000 shares of restricted common stock and common stock units remained outstanding and subject to vesting.

Stock Options

During the nine months ended September 30, 2011, CCA issued to its non-employee directors, officers, and executive officers options to purchase 573,000 shares of common stock with an aggregate fair value of $5.5 million, with a weighted average exercise price of $24.47 per share. During 2010, CCA issued to its officers, executive officers, and non-employee directors options to purchase 712,000 shares of common stock with an aggregate fair value of $5.5 million, with a weighted average exercise price of $20.68 per share. CCA estimates the fair value of stock options using the Black-Scholes option pricing model. Unless earlier vested under their terms, one third of the stock options issued to CCA’s executive officers vest on the anniversary of the grant date over a three-year period while one fourth of the stock options issued to CCA’s other officers vest on the anniversary of the grant date over a four-year period. Options granted to non-employee directors vest on the one-year anniversary of the grant date.

During the three months ended September 30, 2011 and 2010, CCA expensed $1.0 million and $1.2 million, respectively, net of forfeitures, relating to its outstanding stock options. During both the nine months ended September 30, 2011 and 2010, CCA expensed $3.2 million, net of forfeitures, relating to its outstanding stock options. As of September 30, 2011, options to purchase 3.7 million shares of common stock were outstanding with a weighted average exercise price of $18.57.

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

A reconciliation of the numerator and denominator of the basic earnings per share computation to the numerator and denominator of the diluted earnings per share computation is as follows (in thousands, except per share data):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010
NUMERATOR
Basic:
Income from continuing operations	$39,240	$42,111	$121,988	$113,892
Loss from discontinued operations, net of tax	—	(147)	—	(404)

Net income	$39,240	$41,964	$121,988	$113,488

Diluted:
Income from continuing operations	$39,240	$42,111	$121,988	$113,892
Loss from discontinued operations, net of tax	—	(147)	—	(404)

Diluted net income	$39,240	$41,964	$121,988	$113,488

DENOMINATOR
Basic:
Weighted average common shares outstanding	104,254	110,160	106,624	112,814

Diluted:
Weighted average common shares outstanding	104,254	110,160	106,624	112,814
Effect of dilutive securities:
Stock options	550	711	621	773
Restricted stock-based compensation	216	192	169	157

Weighted average shares and assumed conversions	105,020	111,063	107,414	113,744

BASIC EARNINGS PER SHARE:
Income from continuing operations	$0.38	$0.38	$1.14	$1.01
Loss from discontinued operations, net of tax	—	—	—	—

Net income	$0.38	$0.38	$1.14	$1.01

DILUTED EARNINGS PER SHARE:
Income from continuing operations	$0.37	$0.38	$1.14	$1.00
Loss from discontinued operations, net of tax	—	—	—	—

Net income	$0.37	$0.38	$1.14	$1.00

9.	COMMITMENTS AND CONTINGENCIES

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

In connection with the issuance of the revenue bonds, CCA is obligated, under a debt service deficit agreement, to pay the trustee of the bond’s trust indenture (the “Trustee”) amounts necessary to pay any debt service deficits consisting of principal and interest requirements (outstanding principal balance of $33.4 million at September 30, 2011 plus future interest payments). In the event the state of Tennessee, which is currently utilizing the facility to house certain inmates, exercises its option to purchase the correctional facility, CCA is also obligated to pay the difference between principal and interest owed on the bonds on the date set for the redemption of the bonds and amounts paid by the state of Tennessee for the facility plus all other funds on deposit with the Trustee and available for redemption of the bonds. Ownership of the facility reverts to the state of Tennessee in 2017 at no cost. Therefore, CCA does not currently believe the state of Tennessee will exercise its option to purchase the facility. At September 30, 2011, the outstanding principal balance of the bonds exceeded the purchase price option by $9.3 million.

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

CCA’s effective tax rate was 37.3% and 37.7% during the three and nine months ended September 30, 2011, compared with 37.5% and 37.9% during the same periods in the prior year. CCA’s overall effective tax rate is estimated based on its current projection of annual taxable income and could change in the future as a result of changes in these estimates, the implementation of additional tax planning strategies, changes in federal or state tax rates or laws affecting tax credits available to CCA, changes in other tax laws, changes in estimates related to uncertain tax positions, or changes in state apportionment factors, as well as changes in the valuation allowance applied to CCA’s deferred tax assets that are based primarily on the amount of state net operating losses and tax credits that could expire unused.

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

CCA has a $0.1 million liability recorded for uncertain tax positions as of September 30, 2011, included in other non-current liabilities in the accompanying consolidated balance sheet. CCA recognizes interest and penalties related to unrecognized tax positions in income tax expense. The total amount of unrecognized tax positions that, if recognized, would affect the effective tax rate is $0.1 million. CCA does not currently anticipate that the total amount of unrecognized tax positions will significantly increase or decrease in the next twelve months.

11.	SEGMENT REPORTING

As of September 30, 2011, CCA owned and managed 45 correctional and detention facilities, and managed 21 correctional and detention facilities it did not own. Management views CCA’s operating results in two reportable segments: (1) owned and managed correctional and detention facilities and (2) managed-only correctional and detention facilities. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies in the notes to consolidated financial statements included in CCA’s 2010 Form 10-K. Owned and managed facilities include the operating results of those facilities placed into service that were owned and managed by CCA. Managed-only facilities include the operating results of those facilities owned by a third party and managed by CCA. CCA measures the operating performance of each facility within the above two reportable segments, without differentiation, based on facility contribution. CCA defines facility contribution as a facility’s operating income or loss from operations before interest, taxes, goodwill impairment, depreciation, and amortization. Since each of CCA’s facilities within the two reportable segments exhibit similar economic characteristics, provide similar services to governmental agencies, and operate under a similar set of operating procedures and regulatory guidelines, the facilities within the identified segments have been aggregated and reported as one reportable segment.

The revenue and facility contribution for the reportable segments and a reconciliation to CCA’s operating income is as follows for the three and nine months ended September 30, 2011 and 2010 (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010
Revenue:
Owned and managed	$339,180	$340,473	$1,010,889	$993,739
Managed-only	94,316	84,865	279,964	243,721

Total management revenue	433,496	425,338	1,290,853	1,237,460

Operating expenses:
Owned and managed	218,428	214,727	645,724	641,761
Managed-only	82,074	73,772	240,513	214,811

Total operating expenses	300,502	288,499	886,237	856,572

Facility contribution:
Owned and managed	120,752	125,746	365,165	351,978
Managed-only	12,242	11,093	39,451	28,910

Total facility contribution	132,994	136,839	404,616	380,888

Other revenue (expense):
Rental and other revenue	1,547	1,812	5,067	5,371
Other operating expense	(4,162)	(3,661)	(11,581)	(11,488)
General and administrative	(23,007)	(23,606)	(66,236)	(62,087)
Depreciation and amortization	(26,637)	(26,195)	(80,883)	(76,715)

Operating income	$80,735	$85,189	$250,983	$235,969

The following table summarizes capital expenditures for the reportable segments for the three and nine months ended September 30, 2011 and 2010 (amounts in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010
Capital expenditures:
Owned and managed	$22,699	$13,480	$54,182	$89,587
Managed-only	2,340	3,406	4,975	5,733
Discontinued operations	—	—	—	83
Corporate and other	3,560	1,849	6,959	5,333

Total capital expenditures	$28,599	$18,735	$66,116	$100,736

The assets for the reportable segments are as follows (amounts in thousands):

	September 30, 2011	December 31, 2010
Assets:
Owned and managed	$2,632,773	$2,698,509
Managed-only	121,378	127,960
Corporate and other	176,345	154,598
Discontinued operations	2,057	2,161

Total assets	$2,932,553	$2,983,228

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Any or all of our forward-looking statements in this quarterly report may turn out to be inaccurate. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy, and financial needs. Our statements can be affected by inaccurate assumptions we might make or by known or unknown risks, uncertainties and assumptions, including the risks, uncertainties, and assumptions described in “Risk Factors” disclosed in detail in the 2010 Form 10-K and in other reports we file with the SEC from time to time. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.

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

OVERVIEW

The Company

As of September 30, 2011, we owned 47 correctional and detention facilities, two of which we leased to other operators. As of September 30, 2011, we operated 66 facilities, including 45 facilities that we owned, with a total design capacity of approximately 90,000 beds in 20 states and the District of Columbia. We also have a contract to purchase a 1,798-bed correctional facility from the state of Ohio, which we currently expect to acquire on or about December 31, 2011. We are also constructing an additional correctional facility in Millen, Georgia, under a contract awarded by the Georgia Department of Corrections. The facility, which we will own, is expected to house approximately 1,150 inmates and be completed during the first quarter of 2012.

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

Asset impairments. As of September 30, 2011, we had $2.5 billion in property and equipment, including $104.7 million in long-lived assets, excluding equipment, at five currently idled facilities. We evaluate the recoverability of the carrying values of our long-lived assets, other than goodwill, when events suggest that an impairment may have occurred. Such events primarily include, but are not limited to, the termination of a management contract or a significant decrease in inmate populations within a correctional facility we own or manage. In these circumstances, we utilize estimates of undiscounted cash flows to determine if an impairment exists. If an impairment exists, it is measured as the amount by which the carrying amount of the asset exceeds the estimated fair value of the asset.

Goodwill impairments. As of September 30, 2011, we had $12.0 million of goodwill. We evaluate the carrying value of goodwill during the fourth quarter of each year, in connection with our annual budgeting process, and whenever circumstances indicate the carrying value of goodwill may not be recoverable. Such circumstances primarily include, but are not limited to, the termination of a management contract or a significant decrease in inmate populations within a reporting unit.

In September 2011, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2011-08 that gives companies the option to perform a qualitative assessment that may allow them to skip the annual two-step impairment test. Under the amendments in ASU 2011-08, a company has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. If the two-step impairment test is required, we determine the fair value of a reporting unit using a collaboration of various common valuation techniques, including market multiples and discounted cash flows. Each of these techniques requires considerable judgment and estimations which could change in the future.

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

We have approximately $4.2 million in net operating losses applicable to various states that we expect to carry forward in future years to offset taxable income in such states. We have a valuation allowance of $0.5 million for the estimated amount of the net operating losses that will expire unused. In addition, we have $5.8 million of state tax credits applicable to various states that we expect to carry forward in future years to offset taxable income in such states. We have a $2.7 million valuation allowance related to state tax credits that are expected to expire unused. Although our estimate of future taxable income is based on current assumptions that we believe to be reasonable, our assumptions may prove inaccurate and could change in the future, which could result in the expiration of additional net operating losses or credits. We would be required to establish a valuation allowance at such time that we no longer expected to utilize these net operating losses or credits, which could result in a material impact on our results of operations in the future.

Self-funded insurance reserves. As of September 30, 2011, we had $32.6 million in accrued liabilities for employee health, workers’ compensation, and automobile insurance claims. We are significantly self-insured for employee health, workers’ compensation, and automobile liability insurance claims. As such, our insurance expense is largely dependent on claims experience and our ability to control our claims. We have consistently accrued the estimated liability for employee health insurance claims based on our history of claims experience and the time lag between the incident date and the date we pay the claims. We have accrued the estimated liability for workers’ compensation and automobile insurance claims based on an actuarial valuation of the outstanding liabilities, discounted to the net present value of the outstanding liabilities, using a combination of actuarial methods used to project ultimate losses. The liability for employee health, workers’ compensation, and automobile insurance includes estimates for both claims incurred and for claims incurred but not reported. These estimates could change in the future. It is possible that future cash flows and results of operations could be materially affected by changes in our assumptions, new developments, or by the effectiveness of our strategies.

Legal reserves. As of September 30, 2011, we had $10.9 million in accrued liabilities related to certain legal proceedings in which we are involved. We have accrued our best estimate of the probable costs for the resolution of these claims based on a range of potential outcomes. In addition, we are subject to current and potential future legal proceedings for which little or no accrual has been reflected because our current assessment of the potential exposure is nominal. These estimates have been developed in consultation with our General Counsel’s office and, as appropriate, outside counsel handling these matters, and are based upon an analysis of potential results, assuming a combination of litigation and settlement strategies. It is possible that future cash flows and results of operations could be materially affected by changes in our assumptions, new developments, or by the effectiveness of our strategies.

RESULTS OF OPERATIONS

Our results of operations are impacted by the number of facilities we owned and managed, the number of facilities we managed but did not own, the number of facilities we leased to other operators, and the facilities we owned that were not in operation. The following table sets forth the changes in the number of facilities operated for the periods presented:

	Effective Date	Owned and Managed	Managed Only	Leased	Total
Facilities as of December 31, 2009		44	21	2	67
Expiration of the management contract for the Gadsden Correctional Institution	July 2010	—	(1)	—	(1)
Commencement of the management contract for the Moore Haven Correctional Facility	July 2010	—	1	—	1
Termination of the management contract for the Hernando County Jail	August 2010	—	(1)	—	(1)
Activation of the Nevada Southern Detention Center	September 2010	1	—	—	1
Commencement of the management contract for the Graceville Correctional Facility	September 2010	—	1	—	1

Facilities as of December 31, 2010		45	21	2	68

Facilities as of September 30, 2011		45	21	2	68

Three and Nine Months Ended September 30, 2011 Compared to the Three and Nine Months Ended September 30, 2010

Net income was $39.2 million, or $0.37 per diluted share, for the three months ended September 30, 2011, compared with net income of $42.0 million, or $0.38 per diluted share, for the three months ended September 30, 2010. During the nine months ended September 30, 2011, we generated net income of $122.0 million, or $1.14 per diluted share, compared with net income of $113.5 million, or $1.00 per diluted share, for the nine months ended September 30, 2010. Net income per diluted share during 2011 compared with 2010 was favorably impacted by our stock repurchase programs as further described hereafter.

Financial results were negatively impacted during the third quarter of 2011 when compared with the third quarter of 2010 by the expiration of the management contract with the Bureau of Prisons, or BOP, at the California City Correctional Center on September 30, 2010. During the third quarter of 2010 inmate populations were ramping down while the contract provided for us to be compensated based on a 95% occupancy guarantee through its expiration date. As a result, operating income decreased $6.4 million at this facility during the third quarter of 2011 compared with the third quarter of 2010.

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

Facility Operations

A key performance indicator we use to measure the revenue and expenses associated with the operation of the facilities we own or manage is expressed in terms of a compensated man-day, which represents the revenue we generate and expenses we incur for one inmate for one calendar day. Revenue and expenses per compensated man-day are computed by dividing facility revenue and expenses by the total number of compensated man-days during the period. A compensated man-day represents a calendar day for which we are paid for the occupancy of an inmate. We believe the measurement is useful because we are compensated for operating and managing facilities at an inmate per-diem rate based upon actual or minimum guaranteed occupancy levels. We also measure our ability to contain costs on a per-compensated man-day basis, which is largely dependent upon the number of inmates we accommodate. Further, per compensated man-day measurements are also used to estimate our potential profitability based on certain occupancy levels relative to design capacity. Revenue and expenses per compensated man-day for all of the facilities placed into service that we owned or managed, exclusive of those discontinued (see further discussion below regarding discontinued operations), were as follows for the three and nine months ended September 30, 2011 and 2010:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010
Revenue per compensated man-day	$58.28	$58.48	$58.41	$58.49
Operating expenses per compensated man-day:
Fixed expense	30.75	30.14	30.54	30.81
Variable expense	9.65	9.53	9.56	9.68

Total	40.40	39.67	40.10	40.49

Operating margin per compensated man-day	$17.88	$18.81	$18.31	$18.00

Operating margin	30.7%	32.2%	31.4%	30.8%

Average compensated occupancy	89.5%	90.7%	89.8%	90.4%

Average available beds	90,293	87,201	90,151	85,713

Average compensated population	80,851	79,053	80,946	77,491

Revenue

Average compensated population for the quarter ended September 30, 2011 increased 1,798 from 79,053 in the third quarter of 2010 to 80,851 in the third quarter of 2011. The increase in average compensated population resulted primarily from increases in average compensated population from the state of Florida resulting from the commencement of operations at the 1,884-bed Graceville Correctional Facility and the 985-bed Moore Haven Correctional Facility, as further described in our Managed-Only Facilities section. Further, we experienced increases in average compensated populations from the state of Georgia at two facilities we expanded in May 2010. We also experienced an increase in inmate populations from the U.S. Marshals Service, or the USMS, at our newly constructed 1,072-bed Nevada Southern Detention Center, which was completed during the third quarter of 2010. These increases in average compensated populations were partially offset by a decline in the average compensated population at the California City facility after transitioning from housing BOP inmates during the third quarter of 2010 to housing lower populations from the

USMS, and the U.S. Immigration and Customs Enforcement, or ICE, at this facility during the third quarter of 2011. The management contract with the BOP contained terms requiring us to be compensated at a 95% guaranteed occupancy.

Our total facility management revenue increased by $8.2 million, or 1.9%, during the third quarter of 2011 compared with the same period in the prior year resulting primarily from an increase in revenue of approximately $9.7 million generated by an increase in the average daily compensated population during the third quarter of 2011. Partially offsetting the increase in facility management revenue, a slight decrease of 0.3% in the average revenue per compensated man-day resulted in a reduction of $1.5 million in facility management revenue.

Business from our federal customers, including primarily the BOP, the USMS, and ICE, continues to be a significant component of our business. Our federal customers generated approximately 43% of our total revenue for both the nine months ended September 30, 2011 and 2010, increasing 3.9%, from $536.0 million during the nine months ended September 30, 2010 to $556.8 million during the nine months ended September 30, 2011. Federal revenues increased $2.1 million, or 1.1%, from $186.3 million for the three months ended September 30, 2010 to $188.4 million for the three months ended September 30, 2011.

State revenues increased $5.1 million, or 2.4%, from $210.7 million for the three months ended September 30, 2010 to $215.8 million for the three months ended September 30, 2011, and $30.6 million, or 5.0%, from $617.9 million for the nine months ended September 30, 2010 to $648.5 million for the nine months ended September 30, 2011.

Despite these increases in management revenue, economic conditions remain challenging, putting continued pressure on our government partners’ budgets. Some states may be forced to further reduce their expenses if their tax revenues, which typically lag the overall economy, do not meet their expectations. Actions to control their expenses could include reductions in inmate populations through early release programs, alternative sentencing, or inmate transfers from facilities managed by private operators to facilities operated by the state or other local jurisdictions. Further, certain states have requested, and additional state customers could request, reductions in per diem rates or request that we forego prospective rate increases in the future as methods of addressing the budget shortfalls they may be experiencing. We believe we have been successful in working with our government partners to help them manage their correctional costs while minimizing the financial impact to us, and will continue to provide unique solutions to their correctional needs. We believe the long-term growth opportunities of our business remain very attractive as certain states consider efficiency and savings opportunities we can provide. Further, we expect insufficient bed development by our partners to result in a return to the supply and demand imbalance that has benefited the private corrections industry.

As of September 30, 2011, we had approximately 11,200 unoccupied beds at facilities that had availability of 100 or more beds, and an additional 1,124 beds under development committed to the state of Georgia. We have staff throughout the organization actively engaged in marketing this available capacity to existing and prospective customers. Historically, we have been successful in substantially filling our inventory of available beds and the beds that we have constructed. Filling these beds would provide substantial growth in revenues, cash flow, and earnings per share. However, we can provide no assurance that we will be able to obtain new or existing customers to fill our available beds.

Operating Expenses

Operating expenses totaled $304.7 million and $292.2 million for the three months ended September 30, 2011 and 2010, respectively, while operating expenses for the nine months ended September 30, 2011 and 2010 totaled $897.8 million and $868.1 million, respectively.

Fixed expenses per compensated man-day increased to $30.75 during the three months ended September 30, 2011 from $30.14 during the three months ended September 30, 2010 primarily as a result of an increase in salaries and benefits per compensated man-day of $0.51. We provided wage increases in the third quarter of 2011 to the majority of our employees, which has resulted in an increase in operating expenses during the second half of 2011. These wage increases have negatively impacted operating margins, as per diem increases and other expense controls did not exceed the level of wage increases. However, we will continue to monitor compensation levels very closely along with overall economic conditions and will set wage levels necessary to help ensure the long-term success of our business. Salaries and benefits represent the most significant component of fixed operating expenses and represented approximately 65% of total operating expenses during 2010 and 64% of total operating expenses for the first nine months of 2011.

Fixed expenses per compensated man-day decreased to $30.54 during the nine months ended September 30, 2011 from $30.81 during the nine months ended September 30, 2010 as a result of a decrease in salaries and benefits per compensated man-day of $0.32. Although we did not provide annual wage increases during 2010 to the majority of our employees, our salaries expense during the first quarter of 2010 included $4.1 million, or $0.19 per compensated man-day for the nine-month period ended September 30, 2010, of bonuses paid to non-management level staff in-lieu of wage increases. Salaries expense in the prior year was also negatively impacted by the necessary retention of staff during the ramp-down period of inmate populations at our Diamondback, Huerfano, and Prairie facilities.

Notwithstanding the bonus payments reflected during the first half of 2010, salaries and benefits increased during 2011 periods compared with 2010 most notably as a result of the activation during the third quarter of 2010 of our new Nevada Southern Detention Center and the commencement of two new management contracts at the Graceville Correctional Facility and the Moore Haven Correctional Facility. These increases were partially offset by decreases in salaries and benefits at our Diamondback Correctional Facility and at our California City Correctional Center resulting from idling the Diamondback facility following the termination of a contract from the state of Arizona and a reduction in bed utilization at the California City facility after transitioning from housing BOP inmates until the end of the third quarter of 2010 to housing a lower population from the USMS and ICE at this facility during the first nine months of 2011.

Facility variable expenses per compensated man-day increased $0.12, or 1.3%, during the three months ended September 30, 2011, compared with the same period in the prior year. Facility variable expenses per compensated man-day decreased $0.12, or 1.2%, during the nine months ended September 30, 2011, compared with the same period in the prior year. The favorable performance in facility variable operating expenses during the nine-month period was largely due to a decline in operating supply costs resulting from the impact of a company-wide initiative of improving operating efficiencies.

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

We currently manage a facility in Greenwood, Mississippi pursuant to a management contract with the state of Mississippi. We recently extended our management contract for 90 days, effective until November 30, 2011. However, we cannot provide assurance that we will be successful in maintaining a financially viable management contract at this facility, which is owned by the state of Mississippi. Total revenues at this facility represented less than 1% of our total revenue for both the nine months ended September 30, 2011 and 2010.

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010
Owned and Managed Facilities:
Revenue per compensated man-day	$66.51	$66.23	$66.54	$66.32
Operating expenses per compensated man-day:
Fixed expense	32.65	31.72	32.40	32.67
Variable expense	10.18	10.05	10.10	10.16

Total	42.83	41.77	42.50	42.83

Operating margin per compensated man-day	$23.68	$24.46	$24.04	$23.49

Operating margin	35.6%	36.9%	36.1%	35.4%

Average compensated occupancy	86.9%	88.6%	87.2%	88.4%

Average available beds	63,797	63,075	63,797	62,087

Average compensated population	55,431	55,878	55,650	54,889

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010
Managed Only Facilities:
Revenue per compensated man-day	$40.33	$39.80	$40.54	$39.50
Operating expenses per compensated man-day:
Fixed expense	26.59	26.32	26.47	26.30
Variable expense	8.51	8.28	8.36	8.52

Total	35.10	34.60	34.83	34.82

Operating margin per compensated man-day	$5.23	$5.20	$5.71	$4.68

Operating margin	13.0%	13.1%	14.1%	11.8%

Average compensated occupancy	95.9%	96.1%	96.0%	95.7%

Average available beds	26,496	24,126	26,354	23,626

Average compensated population	25,420	23,175	25,296	22,602

Owned and Managed Facilities

Our operating margins at owned and managed facilities for the three months ended September 30, 2011 decreased to 35.6% compared with 36.9% for the same three-month period in 2010. Our operating margins at owned and managed facilities for the nine months ended September 30, 2011 increased to 36.1% compared with 35.4% for the same nine-month period in 2010.

Facility contribution, or the operating income before interest, taxes, depreciation and amortization, at our owned and managed facilities decreased by $5.0 million, from $125.7 million during the third quarter of 2010 to $120.8 million during the third quarter of 2011, a decrease of 4.0%. The decrease in facility contribution at our owned and managed facilities during the third quarter is largely the result of the aforementioned reduction at our California City facility combined with wage increases provided to the majority of our employees beginning in July 2011. Facility contribution at our owned and managed facilities increased $13.2 million, from $352.0 million during the nine months ended September 30, 2010 to $365.2 million during the nine months ended September 30, 2011, an increase of 3.7%. The increase in facility contribution at our owned and managed facilities is largely the result of the increase in the average compensated population during the nine months ended September 30, 2011 of 1.4% over the same period in the prior year, combined with the aforementioned bonuses to non-management level staff for the nine-month period reflected during the first quarter of 2010.

The most notable increases in compensated population during the nine months ended September 30, 2011 compared with 2010 occurred at the recently expanded Coffee Correctional Center and Wheeler Correctional Center resulting in increased inmate populations from the state of Georgia. Further, the activation of the Nevada Southern Detention Center during the fourth quarter of 2010 also contributed to the increase in average compensated population that benefited the first nine months of 2011. Additionally, we experienced increases in compensated populations from the state of California at our North Fork Correctional Facility and Red Rock Correctional Center. Our total revenues increased by $53.5 million at these five facilities during the nine months ended September 30, 2011 compared to the same period in the prior year.

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

In May 2011, the U.S. Supreme Court upheld a lower court ruling requiring California to reduce its inmate population to 137.5% of its then current capacity, or to 110,000 inmates, by May 24, 2013. As of June 7, 2011, the adult inmate population held in state of California institutions totaled approximately 143,500 inmates, which did not include the California inmates held in our out of state facilities. In connection with this ruling, the court set forth targeted reductions, measured every six months, to inmate populations held in the 33 facilities located in the state of California.

In an effort to meet the Federal court ruling, the fiscal year 2012 budget of the state of California calls for a significant reallocation of responsibilities from state government to local jurisdictions, including housing certain lower level inmates currently the responsibility of the State. This realignment plan commenced on October 1, 2011. The plan is prospective in nature such that inmates housed in state prisons before October 1, 2011 will remain in state custody. The fiscal year 2012 state budget included funding for up to 9,588 beds available to them at four of our facilities currently housing CDCR inmates under the existing agreement. It is unclear at this time how realignment may impact the long-term utilization by CDCR of our out of state beds. The return of the California inmates to the state of California would have a significant adverse impact on our financial position, results of operations, and cash flows. We housed approximately 9,500 inmates from the state of California as of September 30, 2011, compared with approximately 9,700 California inmates as of September 30, 2010. Approximately 13% of our management revenue for the nine months ended September 30, 2011 was generated from the CDCR.

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

Total revenues at the currently idled Huerfano, Diamondback, and Prairie facilities were $50,000 and $20.7 million during the three and nine months ended September 30, 2010, respectively.

Managed-Only Facilities

Our operating margins at managed-only facilities were 13.0% and 13.1% during the three months ended September 30, 2011 and 2010, respectively. Our managed-only operating margins increased during the nine months ended September 30, 2011 to 14.1% from 11.8% during the nine months ended September 30, 2010. Facility contribution at our managed-

only facilities increased $10.5 million, from $28.9 million during the nine months ended September 30, 2010 to $39.5 million during the nine months ended September 30, 2011. The increase in facility contribution at our managed-only facilities is largely the result of the increase in the average compensated population during the nine months ended September 30, 2011 of 11.9% over the same period in the prior year.

Revenue per compensated man-day increased to $40.33 from $39.80, or 1.3%, for the three months ended September 30, 2011 compared with the same period in the prior year, and to $40.54 from $39.50, or 2.6%, for the nine months ended September 30, 2011 compared with the same period in the prior year. These increases are largely the result of a per diem increase from ICE at the Elizabeth facility as a reimbursement for higher wages provided to facility staff, combined with winning new management contracts that have higher per diem rates than the previous average per diem for our managed-only facilities.

Operating expenses per compensated man-day increased to $35.10 during the three months ended September 30, 2011 compared with $34.60 during the same period in the prior year. Operating expenses per compensated man-day also increased to $34.83 during the nine months ended September 30, 2011 compared with $34.82 during the same period in the prior year. Operating expenses per compensated man-day for the three- and nine-month periods ended September 30, 2011 were affected by the aforementioned July 2011 wage increases, and increases in repair and maintenance expenses as well as supply expenses primarily at the Graceville Correctional Facility and Moore Haven Correctional Facility which commenced operations in the third quarter of 2010 as further described hereafter.

In June 2011, Metro-Davidson County completed a 256-bed expansion of the facility we manage for them in Davidson County, Tennessee. Pursuant to the management contract, the County provides a guaranteed occupancy of 90% for each housing unit activated. The expansion is expected to contribute to an increase in total facility contribution for managed-only facilities in future quarters. As of September 30, 2011, we housed 1,200 inmates at the Metro-Davidson County facility.

In September 2011, we renegotiated our contract with ICE at the Elizabeth Detention Center, a facility we lease in New Jersey. The renegotiated contract provides for a new classification of detainee populations and a lower per diem. The transition to the new detainee population will negatively impact facility contribution and operating margins of the managed-only segment in future quarters, particularly during the fourth quarter of 2011 as we expect to experience a decline in average compensated man-days at the facility in the fourth quarter. The new agreement has nine one-year options and includes a 95% occupancy guarantee effective November 1, 2011.

During the three and nine months ended September 30, 2011, managed-only facilities generated 9.2% and 9.8%, respectively, of our total facility contribution compared with 8.1% and 7.6% during the three and nine months ended September 30, 2010, respectively. We define facility contribution as a facility’s operating income or loss before interest, taxes, goodwill impairment, depreciation, and amortization.

Although the managed-only business is attractive because it requires little or no upfront investment and relatively modest ongoing capital expenditures, we expect the managed-only business to remain competitive. Any further reductions to our per diem rates or the lack of per diem increases at managed-only facilities would likely result in a deterioration in our operating margins.

In 2010, we announced that pursuant to a re-bid of the management contracts at four Florida facilities, two of which we managed at that time, the Florida Department of Management Services (“Florida DMS”) awarded us the continued management of the 985-bed Bay Correctional Facility, in Panama City, Florida. Additionally, the Florida DMS awarded us management of the 985-bed Moore Haven Correctional Facility in Moore Haven, Florida and the 1,884-bed Graceville Correctional Facility in Graceville, Florida, facilities we did not previously manage. However, we were not selected for the continued management of the 1,520-bed Gadsden Correctional Institution in Quincy, Florida. Each of the facilities is owned by the state of Florida. The contracts contain an initial term of three years and two, two-year renewal options. We assumed management of the Moore Haven and Graceville facilities and transitioned management of the Gadsden facility during the third quarter of 2010. Our managed-only revenue increased by $7.3 million and $28.1 million during the three and nine months ended September 30, 2011, respectively, compared with the same periods in the prior year as a result of these two new management contracts. We have reclassified the results of operations, net of taxes, and the assets and liabilities of the Gadsden facility as discontinued operations upon termination of operations in the third quarter of 2010 for all periods presented.

General and administrative expense

For the three months ended September 30, 2011 and 2010, general and administrative expenses totaled $23.0 million and $23.6 million, respectively, while general and administrative expenses totaled $66.2 million and $62.1 million, respectively, during the nine months ended September 30, 2011 and 2010. General and administrative expenses consist primarily of corporate management salaries and benefits, professional fees and other administrative expenses. General and administrative expenses during the first nine months of 2011 included increases in salaries and benefits as well as accruals for incentive compensation, including stock-based compensation.

Depreciation and amortization

For the three months ended September 30, 2011 and 2010, depreciation and amortization expense totaled $26.6 million and $26.2 million, respectively. For the nine months ended September 30, 2011 and 2010, depreciation and amortization expense totaled $80.9 million and $76.7 million, respectively. The increase in depreciation and amortization from the comparable periods in 2010 resulted from additional depreciation expense recorded on our capital expenditures, most notably the completion during the third quarter of 2010 of our newly constructed Nevada Southern Detention Center.

Interest expense, net

Interest expense is reported net of interest income and capitalized interest for the three and nine months ended September 30, 2011 and 2010. Gross interest expense, net of capitalized interest, was $18.7 million and $18.5 million, respectively, for the three months ended September 30, 2011 and 2010 and was $56.7 million and $54.2 million, respectively, for the nine months ended September 30, 2011 and 2010. Gross interest expense is based on outstanding borrowings under our revolving credit facility, our outstanding senior notes, as well as the amortization of loan costs and unused facility fees. We have benefited from relatively low interest rates on our revolving credit facility, which is largely based on the

London Interbank Offered Rate (LIBOR). It is possible that LIBOR could increase in the future. Based on current market conditions, the margin over LIBOR associated with our revolving credit facility is likely to increase whenever we refinance the revolving credit facility, which matures in December 2012.

Gross interest income was $0.6 million for both the three months ended September 30, 2011 and 2010, respectively. Gross interest income was $1.9 million and $1.7 million for the nine months ended September 30, 2011 and 2010, respectively. Gross interest income is earned on a direct financing lease, notes receivable, investments, and cash and cash equivalents.

Capitalized interest was $0.5 million and $1.0 million during the three months ended September 30, 2011 and 2010, respectively, and was $0.9 million and $3.7 million during the nine months ended September 30, 2011 and 2010, respectively. Capitalized interest was associated with various construction and expansion projects further described under “Liquidity and Capital Resources” hereafter.

Income tax expense

We incurred income tax expense of $23.4 million and $73.9 million for the three and nine months ended September 30, 2011, respectively, while we incurred income tax expense of $25.3 million and $69.7 million for the three and nine months ended September 30, 2010, respectively.

Our effective tax rate was 37.3% and 37.7% during the three and nine months ended September 30, 2011 compared with 37.5% and 37.9% during the three- and nine-month periods in the prior year. Our effective tax rate is estimated based on our current projection of taxable income, and could fluctuate based on changes in these estimates, the implementation of additional tax planning strategies, changes in federal or state tax rates or laws affecting tax credits available to us, changes in other tax laws, changes in estimates related to uncertain tax positions, or changes in state apportionment factors, as well as changes in the valuation allowance applied to our deferred tax assets that are based primarily on the amount of state net operating losses and tax credits that could expire unused.

Discontinued operations

As previously described in the “Managed-Only Facilities” section of this Management’s Discussion and Analysis, we were not selected for the continued management of the 1,520-bed Gadsden Correctional Institution in Quincy, Florida pursuant to a re-bid of the management contracts at four Florida facilities. We transitioned management of the Gadsden facility to another operator during the third quarter of 2010. In April 2010, we also provided notice to Hernando County, Florida of our intent to terminate the management contract at the 876-bed Hernando County Jail during the third quarter of 2010 due to inadequate financial performance. Accordingly, we reclassified the results of operations, net of taxes, and the assets and liabilities of these two facilities as discontinued operations upon termination of operations in the third quarter of 2010 for all periods presented. These two facilities operated at a loss of $0.1 million and $0.4 million, net of taxes, for the three and nine months ended September 30, 2010. These results include the write-off during the second quarter of 2010 of goodwill associated with the Gadsden and Hernando facilities of $1.3 million and $0.4 million, respectively.

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

In September 2010, we announced we had been awarded a contract by the Georgia Department of Corrections to manage up to 1,150 male inmates in the Jenkins Correctional Center, which will be constructed, owned and operated by us in Millen, Georgia. We commenced development of the new Jenkins Correctional Center during the third quarter of 2010, with an estimated total construction cost of approximately $53.0 million. Construction is expected to be completed during the first quarter of 2012 and the remaining cost to complete as of September 30, 2011 was $17.0 million. The contract has an initial one-year base term with 24 one-year renewal options. Additionally, the contract provides for a population guarantee of 90% following a 120-day ramp-up period.

In September 2011, we announced we entered into a contract with the state of Ohio to purchase the 1,798-bed Lake Erie Correctional Institution located in Conneaut, Ohio. We will purchase the 1,798-bed Lake Erie facility, which was constructed in 1999, for a purchase price of approximately $73.0 million and we expect to invest approximately $3.1 million in capital improvements. We also entered into a management contract to manage state of Ohio inmates at this facility, which is expected to commence on January 1, 2012 and has an initial term of twenty years with unlimited renewal options subject to appropriations and mutual agreement. The management contract also provides a guaranteed occupancy of 90%.

In October 2011, we announced that pursuant to a competitive re-bid we have received a new contract from the BOP for the expansion and continued management of our McRae Correctional Facility in McRae, Georgia. Under the new contract we will have the ability to house up to 2,275 male inmates for the BOP after completing a 454-bed expansion of the McRae facility. We will begin the 454-bed expansion of the McRae facility in the fourth quarter of 2011 and expect construction to be complete in the fourth quarter of 2012. The total cost of the expansion is estimated to be $17.1 million.

In order to retain federal inmate populations we currently manage in the San Diego Correctional Facility, we will be required to construct a new facility in the future. The San Diego Correctional Facility is subject to a ground lease with the County of San Diego. Under the provisions of the lease, the facility is divided into three different properties (Initial, Existing and Expansion Premises), all of which previously had separate terms ranging from June 2006 to December 2015. Pursuant to an amendment to the ground lease executed in January 2010, ownership of the Initial portion of the facility containing approximately 950 beds reverts to the County upon expiration of the lease on December 31, 2015. Also pursuant to the amendment, the lease for the Expansion portion of the facility containing approximately 200 beds expires December 31, 2015. The third portion of the lease (Existing Premises) included 200 beds that expired in June 2006 and was not renewed. Upon expiration of the lease, we will be required to relocate the existing federal inmate population to other available beds. However, we can provide no assurance that we will be able to retain these inmate populations.

During the first nine months of 2011, we capitalized $28.4 million of facility maintenance and technology related expenditures, compared with $24.4 million during the first nine months of 2010. We expect to incur approximately $45.0 million to $50.0 million in facility maintenance and technology related capital expenditures during 2011, approximately $51.0 million to $56.0 million in ongoing prison construction and expenditures related to potential land acquisitions, and approximately $73.0 million for the acquisition of the Lake Erie Correctional Institution. During the year ended December 31, 2010, we capitalized $43.1 million of facility maintenance and technology related expenditures. We also currently expect to pay approximately $70.3 million to $70.8 million in federal and state income taxes during 2011, compared with $61.4 million during 2010. Income taxes paid in 2010 reflect the favorable tax depreciation provisions on qualified assets under the Small Business Jobs and Credit Act of 2010. Income taxes paid in 2011 will reflect the favorable tax depreciation provisions of the Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010. The latest tax Act increases the amount of “bonus” depreciation for tax purposes that can be deducted for qualifying assets placed into service, from 50% during 2010 to 100% for qualifying assets placed into service after September 8, 2010.

Although the demand for prison beds in the short term has been affected by the severe budget challenges many of our government partners currently face, these challenges put further pressure on our partners’ ability to construct new prison beds of their own, which we believe could result in further reliance on the private sector for providing the capacity we believe our partners will need in the long term. We will continue to pursue opportunities like the aforementioned Jenkins Correctional Center we are constructing for the state of Georgia. In the long-term, we would like to see continued and meaningful utilization of our remaining capacity and better visibility from our government partners before we add any additional capacity on a speculative basis.

In August 2011, our Board of Directors approved an increase in the aggregate amount under our previously announced share repurchase program from $350.0 million to $500.0 million after expanding the authorization in May 2011 by $100.0 million from the $250.0 million originally approved by the Board in February 2010. Our Board also authorized the extension of the share repurchase program through June 30, 2013. The program is intended to be implemented through purchases made from time to time in the open market or in privately negotiated transactions in accordance with SEC requirements. Given current market conditions and available bed capacity within our portfolio, we believe that it is appropriate to use our capital resources to repurchase common stock at prices which would equal or exceed the rates of return we require when we invest in new beds. From February 2010 through

September 30, 2011, we have completed the purchase of 17.6 million shares at a cost of $380.6 million, or an average price of $21.61 per share. Including shares repurchased under a previous stock repurchase program authorized by the Board in November 2008, through September 30, 2011 we have repurchased 28.3 million shares of our common stock at an average cost per share of $17.87, representing 22.5% of the total shares outstanding prior to the initiation of the first program.

We have the ability to fund our capital expenditure requirements, including the aforementioned construction projects and acquisition of the Lake Erie Correctional Institution, as well as our facility maintenance and information technology expenditures, working capital, and debt service requirements, with cash on hand, net cash provided by operations, and borrowings available under our revolving credit facility.

Although we had $119.4 million remaining at September 30, 2011 under the stock repurchase program authorized by our Board, by the end of the third quarter of 2011, we had substantially reached the limits in the amount of stock we may repurchase under terms of our debt agreements. However, the restricted payment limitations set forth in our debt agreements increase quarterly based generally on 50% of our net income.

As of September 30, 2011, our liquidity was provided by cash on hand of $48.0 million and $190.3 million available under our $450.0 million revolving credit facility. During the nine months ended September 30, 2011 and 2010, we generated $258.0 million and $139.2 million, respectively, in cash through operating activities, and as of September 30, 2011, we had net working capital of $156.1 million. We currently expect to be able to meet our cash expenditure requirements for the next year utilizing these resources. None of our outstanding debt requires principal repayments, and we have no debt maturities until December 2012. We also have an option to increase the availability under our revolving credit facility by up to $300.0 million subject to, among other things, the receipt of commitments for the increased amount. In addition, we may issue debt or equity securities from time to time when we determine that market conditions and the opportunity to utilize the proceeds from the issuance of such securities are favorable.

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

At September 30, 2011, the interest rates on our outstanding indebtedness were fixed, with the exception of the interest rate applicable to $230.0 million outstanding under our revolving credit facility, with a total weighted average effective interest rate of 6.4%, while our total weighted average maturity was 3.1 years. On June 3, 2011, Moody’s raised our senior unsecured debt rating to “Ba1” from “Ba2” and revised the outlook on our debt rating from positive to stable. Standard & Poor’s Ratings Services currently rates our unsecured debt and corporate credit as “BB”.

Operating Activities

Our net cash provided by operating activities for the nine months ended September 30, 2011 was $258.0 million, compared with $139.2 million for the same period in the prior year. Cash provided by operating activities represents the year to date net income plus depreciation and amortization, changes in various components of working capital, and various non-cash charges, including primarily deferred income taxes and goodwill impairment. The increase in cash provided by operating activities for the nine months ended September 30, 2011 was primarily due to the increase in operating income and favorable fluctuations in working capital balances during the first nine months of 2011 compared to the same period in 2010, most notably the collection during the first quarter of 2011 of past due accounts receivable outstanding at December 31, 2010, from the state of California.

Investing Activities

Our cash flow used in investing activities was $66.1 million for the nine months ended September 30, 2011 and was primarily attributable to capital expenditures during the nine-month period of $67.9 million, including expenditures for facility development and expansions of $37.6 million primarily related to the aforementioned facility development projects during the period. Our cash flow used in investing activities was $113.2 million for the nine months ended September 30, 2010 and was primarily attributable to capital expenditures during the nine-month period of $113.0 million, including expenditures for facility development and expansions of $88.0 million.

Financing Activities

Cash flow used in financing activities was $169.5 million for the nine months ended September 30, 2011 and was primarily attributable to paying $225.3 million to purchase common stock, including $223.1 million in connection with the aforementioned stock repurchase program and $2.2 million for the purchase and retirement of common stock that was issued in connection with equity-based compensation. Partially offsetting the cash flows used to purchase common stock, cash flows used in financing activities included $52.0 million of net proceeds from borrowings on our revolving credit facility. Further, these payments were partially offset by the cash flows associated with exercising stock options, including the related income tax benefit of equity compensation, totaling $3.8 million. Our cash flow used in financing activities was $37.5 million for the nine months ended September 30, 2010 and was primarily attributable to $131.4 million used to purchase common stock, including $128.4 million in connection with the aforementioned stock repurchase program and $3.0 million for the purchase and retirement of common stock that was issued in connection with equity-based compensation. These payments were partially offset by $86.2 million of net proceeds from net borrowings on our revolving credit facility and by the cash flows associated with exercising stock options, including the related income tax benefit of equity compensation, totaling $7.7 million.

Contractual Obligations

The following schedule summarizes our contractual cash obligations by the indicated period as of September 30, 2011 (in thousands):

	Payments Due By Year Ended December 31,
	2011 (remainder)	2012	2013	2014	2015	Thereafter	Total
Long-term debt	$—	$230,000	$375,000	$150,000	$—	$465,000	$1,220,000
Interest on senior notes	18,019	69,600	57,881	41,100	36,038	54,056	276,694
Contractual facility expansions	9,812	25,325	—	—	—	—	35,137
Acquisition of Lake Erie Correctional Institution	73,000	—	—	—	—	—	73,000
Operating leases	500	6,076	6,096	6,116	4,752	28,301	51,841

Total contractual cash obligations	$101,331	$331,001	$438,977	$197,216	$40,790	$547,357	$1,656,672

The cash obligations in the table above do not include future cash obligations for variable interest associated with our outstanding revolving credit facility as projections would be based on future outstanding balances as well as future variable interest rates, and we are unable to make reliable estimates of either. Further, the cash obligations in the table above also do not include future cash obligations for uncertain tax positions as we are unable to make reliable estimates of the timing of such payments, if any, to the taxing authorities. We had $29.7 million of letters of credit outstanding at September 30, 2011 primarily to support our requirement to repay fees and claims under our workers’ compensation plan in the event we do not repay the fees and claims due in accordance with the terms of the plan. The letters of credit are renewable annually. We did not have any draws under any outstanding letters of credit during the nine months ended September 30, 2011 or 2010. The contractual facility expansions included in the table above represent expansion or development projects for which we have already entered into a contract with a customer that obligates us to complete the expansion or development project. Certain of our other ongoing construction projects are not currently under contract and thus are not included as a contractual obligation above as we may generally suspend or terminate such projects without substantial penalty.

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

Our primary market risk exposure is to changes in U.S. interest rates. We are exposed to market risk related to our revolving credit facility because the interest rate on our revolving credit facility is subject to fluctuations in the market. If the interest rate for our outstanding indebtedness under the revolving credit facility was 100 basis points higher or lower during the three and nine months ended September 30, 2011, our interest expense, net of amounts capitalized, would have been increased or decreased by $0.4 million and $1.1 million, respectively.

As of September 30, 2011, we had outstanding $375.0 million of senior notes with a fixed interest rate of 6.25%, $150.0 million of senior notes with a fixed interest rate of 6.75%, and $465.0 million of senior notes with a fixed interest rate of 7.75%. Because the interest rates with respect to these instruments are fixed, a hypothetical 100 basis point increase or decrease in market interest rates would not have a material impact on our financial statements.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 1, 2011 – July 31, 2011	—	$—	—	$284,211,356
August 1 , 2011 – August 31, 2011	4,278,389	$21.02	4,278,389	$194,296,798
September 1, 2011 – September 30, 2011	3,297,928	$22.70	3,297,928	$119,420,932

Total	7,576,317	$21.75	7,576,317	$119,420,932

(1)	In August 2011, the Board of Directors approved an increase in the aggregate amount under its previously announced share repurchase program from $350.0 million to $500.0 million and an extension of the program through June 30, 2013. As of September 30, 2011, the Company had repurchased a total of 17.6 million common shares at an aggregate cost of approximately $380.6 million.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	(REMOVED AND RESERVED).

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

The following exhibits are filed herewith:

Exhibit Number	Description of Exhibits

31.1	Certification of the Company’s Chief Executive Officer pursuant to Securities and Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Company’s Chief Financial Officer pursuant to Securities and Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*	As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933, as amended, and Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CORRECTIONS CORPORATION OF AMERICA
Date: November 4, 2011
/s/ Damon T. Hininger
Damon T. Hininger
President and Chief Executive Officer

/s/ Todd J Mullenger
Todd J Mullenger
Executive Vice President, Chief Financial Officer, and Principal Accounting Officer