Form 10-K
period 2011-12-31
CORRECTIONS CORP OF AMERICA
filed 2012-02-27
CIK 1070985

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 001-16109

CORRECTIONS CORPORATION OF AMERICA

(Exact name of registrant as specified in its charter)

MARYLAND	62-1763875
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Act.     Yes   ☐     No   ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15 (d) of the

Act.     Yes   ☐     No   ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes   ☐     No   ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes   ☒     No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.).     Yes   ☐     No   ☒

The aggregate market value of the shares of the registrant’s Common Stock held by non-affiliates was approximately $2,281,002,627 as of June 30, 2011, based on the closing price of such shares on the New York Stock Exchange on that day. The number of shares of the registrant’s Common Stock outstanding on February 22, 2012 was 99,542,077.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s definitive Proxy Statement for the 2012 Annual Meeting of Stockholders, currently scheduled to be held on May 10, 2012, are incorporated by reference into Part III of this Annual Report on Form 10-K.

CORRECTIONS CORPORATION OF AMERICA

FORM 10-K

For the fiscal year ended December 31, 2011

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

•

changes in government policy and in legislation and regulation of the corrections and detention industry that adversely affect our business including, but not limited to, California's utilization of out-of-state private correctional capacity; and

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

Overview

We are the nation’s largest owner and operator of privatized correctional and detention facilities and one of the largest prison operators in the United States behind only the federal government and three states. We currently operate 66 correctional and detention facilities, including 46 facilities that we own, with a total design capacity of approximately 91,000 beds in 20 states and the District of Columbia. We are also constructing our Jenkins Correctional Center, an additional 1,124-bed correctional facility in Millen, Georgia, under a contract awarded by the Georgia Department of Corrections. The facility, which we will own, is currently expected to be completed during the first quarter of 2012. We also own two additional correctional facilities that we lease to third-party operators.

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

Operations

Management and Operation of Correctional and Detention Facilities

Our customers consist of federal, state, and local correctional and detention authorities. For the years ended December 31, 2011, 2010, and 2009, federal correctional and detention authorities represented 43%, 43%, and 40%, respectively, of our total revenue. Federal correctional and detention authorities primarily consist of the Federal Bureau of Prisons, or the BOP, the United States Marshals Service, or the USMS, and the U.S. Immigration and Customs Enforcement, or ICE.

Our management services contracts typically have terms of three to five years and contain multiple renewal options. Most of our facility contracts also contain clauses that allow the government agency to terminate the contract at any time without cause, and our contracts are generally subject to annual or bi-annual legislative appropriations of funds.

We are compensated for operating and managing facilities at an inmate per diem rate based upon actual or minimum guaranteed occupancy levels. Occupancy rates for a particular facility are typically low when first opened or immediately following an expansion. However, beyond the start-up period, which typically ranges from 90 to 180 days, the occupancy rate tends to stabilize. For the years 2011, 2010, and 2009, the average compensated occupancy of our facilities, based on rated capacity, was 89.8%, 90.2%, and 90.6%, respectively, for all of the facilities we owned or managed, exclusive of facilities where operations have been discontinued.

As of December 31, 2011, we had approximately 12,300 unoccupied beds at facilities that had availability of 100 or more beds, and an additional 1,124 beds under development committed to the state of Georgia. We have staff throughout the organization actively engaged in marketing this available capacity to existing and prospective customers. Historically, we have been successful in substantially filling our inventory of available beds and the beds that we have constructed, sometimes however after considerable periods of being idle. Filling these available beds would provide substantial growth in revenues, cash flow, and earnings per share. However, we can provide no assurance that we will be able to fill our available beds.

Operating Procedures

Pursuant to the terms of our management contracts, we are responsible for the overall operations of our facilities, including staff recruitment, general administration of the facilities, facility maintenance, security, and supervision of the offenders. We are required by our contracts to maintain certain levels of insurance coverage for general liability, workers’ compensation, vehicle liability, and property loss or damage. We are also required to indemnify the contracting agencies for claims and costs arising out of our operations and, in certain cases, to maintain performance bonds and other collateral requirements. Approximately 88% of the facilities we operated at December 31, 2011 were accredited by the American Correctional Association Commission on Accreditation. The American Correctional Association, or ACA, is an independent organization comprised of corrections professionals that establish accreditation standards for correctional and detention institutions.

We provide a variety of rehabilitative and educational programs at our facilities. Inmates at most facilities we manage may receive basic education through academic programs designed to improve literacy levels and the opportunity to acquire GED certificates. We also offer vocational training to inmates who lack marketable job skills. Our craft vocational training programs are accredited by the National Center for Construction Education and Research. This foundation provides training curriculum and establishes industry standards for over 4,000 construction and trade organizations in the United States and several foreign countries. In addition, we offer life skills transition-planning programs that provide inmates with job search skills, health education, financial responsibility training, parenting training, and other skills associated with becoming productive citizens. At many of our facilities, we also offer counseling, education and/or treatment to inmates with alcohol and drug abuse problems through our “Strategies for Change” and Residential Drug Addictions Treatment Program, or RDAP. Equally significant, we offer cognitive behavioral programs aimed at changing the anti-social attitudes and behaviors of offenders, and faith-based and religious programs that offer all offenders the opportunity to practice their spiritual beliefs. These programs incorporate the use of thousands of volunteers, along with our staff, that assist in providing guidance, direction, and post-incarceration services to offenders. We believe these programs help reduce recidivism.

We operate our facilities in accordance with both company and facility-specific policies and procedures. The policies and procedures reflect the high standards generated by a number of sources, including the ACA, The Joint Commission, the National Commission on Correctional Healthcare, the Occupational Safety and Health Administration, federal, state, and local government guidelines, established correctional procedures, and company-wide policies and procedures that may exceed these guidelines. Outside agency standards, such as those established by the ACA, provide us with the industry’s most widely accepted operational guidelines. We have sought and received accreditation for 58 of the facilities we operated as of December 31, 2011, and we intend to apply for ACA accreditation for all of our eligible facilities that are not currently accredited where it is economically feasible to complete the 18-24 month accreditation process. Our facilities not only operate under these established standards, but they are consistently challenged by management to exceed them. This challenge is presented, in large part, through our extensive and comprehensive Quality Assurance Program.

Our Quality Assurance Division independently operates under the auspices of, and reports directly to, the Company’s Office of General Counsel. The Company has devoted significant resources to the Quality Assurance Division, enabling us to monitor our facilities’ compliance with contractual requirements, as well as outside agency and accrediting organization standards and guidelines. The Quality Assurance Division oversees all efforts by our facilities to deliver high quality services and operations, with an absolute commitment to continuous quality improvement through the efforts of two major sections: the Research and Analysis Section and the Audit and Compliance Systems Section.

The Research and Analysis Section collects and analyzes performance metrics across multiple databases. Through rigorous reporting and analyses of comprehensive, comparative statistics across disciplines, divisions, business units and the Company as a whole, the Research and Analysis Section provides timely, independently generated performance and trend data to senior management. The Audit and Compliance Systems Section consists of two full time audit teams comprised of subject matter experts from all major disciplines within institutional operations, as well as management staff that oversee the process. The Audit and Compliance Systems Section coordinates the development of performance measurement tools with subject matter experts and other stakeholders having risk management responsibilities. Routinely, these two audit teams conduct rigorous, on site annual evaluations of each facility we operate with no advance notice. Highly specialized, discipline- specific audit tools, containing over 1,600 audited items across eleven major operational areas, are employed in this detailed, comprehensive process. The results of these on site evaluations are used to discern areas of operational strength and areas in need of management attention. The audit findings also comprise a major part of our continuous operational risk assessment and management process. Audit teams are also available to work with facilities on specific areas of need, such as meeting requirements of new partner contracts or providing detailed training of new departmental managers. In addition, our Quality Assurance Division contracts with teams of seasoned, ACA certified correctional auditors to help ensure continuous compliance with ACA standards at accredited facilities. Our teams of auditors are deployed several times a year as well (in advance of contractually mandated ACA accreditation audits) to help ensure that our facilities are operating at the highest possible levels.

Prisoner Transportation Services

We currently provide transportation services to governmental agencies through our wholly-owned subsidiary, TransCor America, LLC, or TransCor. During the years ended December 31, 2011, 2010, and 2009, TransCor generated total consolidated revenue of $3.6 million, $4.0 million, and $4.0 million, respectively, 0.2% of our total consolidated revenue in each of those years. We believe TransCor provides a complementary service to our core business that enables us to respond quickly to our customers’ transportation needs.

Business Development

We are currently the nation’s largest provider of outsourced correctional management services. We believe we manage approximately 45% of all beds under contract with private operators of correctional and detention facilities in the United States. Under the direction of our partnership development department and senior management and with the aid, where appropriate, of certain independent consultants, we market our services to government agencies responsible for federal, state, and local correctional and detention facilities in the United States.

Business from our federal customers, including primarily the BOP, USMS, and ICE, continues to be a significant component of our business accounting for 43%, 43%, and 40% of total revenue in 2011, 2010, and 2009, respectively. The BOP, USMS, and ICE, along with the State of California Department of Corrections and Rehabilitation ("CDCR"), were our only customers that accounted for 10% or more of our total revenue during these years. The BOP accounted for 12%, 15%, and 13% of total revenue for 2011, 2010, and 2009, respectively. The USMS accounted for 20%, 16%, and 15% of total revenue for 2011, 2010, and 2009, respectively. ICE accounted for 12% of total revenue for each of 2011, 2010, and 2009. Certain federal contracts contain “take-or-pay” clauses that guarantee us a certain amount of management revenue, regardless of occupancy levels.

Business from our state customers, which constituted 50%, 50%, and 52% of total revenue during 2011, 2010, and 2009, respectively, increased 3.2% from $838.5 million during 2010 to $865.4 million during 2011. The CDCR accounted for 13%, 13%, and 11% of total revenue for 2011, 2010, and 2009, respectively.

Despite the increase in management revenue in 2011, economic conditions remain challenging, putting continued pressure on our government partners’ budgets. Some states may be forced to further reduce their expenses if their tax revenues, which typically lag the overall economy, do not meet their expectations. Actions to control their expenses could include reductions in inmate populations through early release programs, alternative sentencing, or inmate transfers from facilities managed by private operators to facilities operated by the state or other local jurisdictions. Further, certain states have requested, and additional state customers could request, reductions in per diem rates or that we forego prospective rate increases in the future as methods of addressing the budget shortfalls they may be experiencing. We believe we have been successful in working with our government partners to help manage their correctional costs while minimizing the financial impact to us, and will continue to provide unique solutions to their correctional needs. We believe the long-term growth opportunities of our business remain very attractive as certain states consider efficiency and savings opportunities we can provide. Further, we expect insufficient bed development by our partners to result in a return to the supply and demand imbalance that has benefited the private corrections industry.

We believe that we can further develop our business by, among other things:

•

Maintaining and expanding our existing customer relationships and continuing to fill existing beds within our facilities, while maintaining an adequate inventory of available beds that we believe provides us with flexibility and a competitive advantage when bidding for new management contracts;

•	Enhancing the terms of our existing contracts;

•	Pursuing additional opportunities to purchase and manage existing government-owned facilities modeled after our successful transaction with the state of Ohio in December 2011; and

•	Establishing relationships with new customers who have either previously not outsourced their correctional management needs or have utilized other private enterprises.

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

Frequently, government agencies responsible for correctional and detention services procure goods and services through solicitations or competitive procurements. As part of our process of responding to such requests, members of our management team meet with the appropriate personnel from the agency making the request to best determine the agency’s needs. If the project fits within our strategy, we submit a written response. A typical solicitation or competitive procurement requires bidders to provide detailed information, including, but not limited to, the service to be provided by the bidder, its experience and qualifications, and the price at which the bidder is willing to provide the services (which services may include the purchase, renovation, improvement or expansion of an existing facility or the planning, design and construction of a new facility). The requesting agency selects a firm believed to be most qualified to provide the requested services and then negotiates the terms of the contract with that firm, which terms include the price at which its services are to be provided.

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

•	Leased Facilities. Leased facilities are facilities that we own but do not manage and that are leased to third-party operators.

Facilities and Facility Management Contracts

We own 48 correctional and detention facilities in 15 states and the District of Columbia, two of which we lease to third-party operators. We also own two corporate office buildings. Additionally, we currently manage 20 correctional and detention facilities owned by government agencies. Owned and managed facilities include facilities placed into service that we owned and managed. Managed-only facilities include facilities owned by a third party and managed by us. The segment disclosures are included in Note 17 of the Notes to the Financial Statements. The following table sets forth all of the facilities that we currently (i) own and manage, (ii) own, but are leased to another operator, and (iii) manage but are owned by a government authority. The table includes certain information regarding each facility, including the term of the primary management contract related to such facility, or, in the case of facilities we own but lease to a third-party operator, the term of such lease. We have a number of management contracts and leases that expire in 2012 (or have expired) with no remaining renewal options. We continue to operate, and, unless otherwise noted, expect to continue to manage or lease these facilities, although we can provide no assurance that we will maintain our contracts to manage or lease these facilities or when new contracts will be renewed.

Facility Name	Primary Customer	Design Capacity (A)	Security Level	Facility Type (B)	Term	Remaining Renewal Options (C)
Owned and Managed Facilities:

Central Arizona Detention Center Florence, Arizona	USMS	2,304	Multi	Detention	September 2013	(3) 5 year

Eloy Detention Center Eloy, Arizona	ICE	1,500	Medium	Detention	Indefinite	—

Florence Correctional Center Florence, Arizona	USMS	1,824	Multi	Detention	September 2013	(3) 5 year

La Palma Correctional Center Eloy, Arizona	State of California	3,060	Medium	Correctional	June 2013	Indefinite

Red Rock Correctional Center Eloy, Arizona	State of California	1,596	Medium	Correctional	June 2013	Indefinite

Saguaro Correctional Facility Eloy, Arizona	State of Hawaii	1,896	Medium	Correctional	June 2014	(2) 1 year

California City Correctional Center California City, California	Office of the Federal Detention Trustee	2,304	Medium	Detention	September 2025	—
San Diego Correctional Facility (D) San Diego, California	ICE	1,154	Minimum/ Medium	Detention	June 2014	(3) 3 year

Bent County Correctional Facility Las Animas, Colorado	State of Colorado	1,420	Medium	Correctional	June 2012	(4) 1 year

Crowley County Correctional Facility Olney Springs, Colorado	State of Colorado	1,794	Medium	Correctional	June 2012	(4) 1 year

Facility Name	Primary Customer	Design Capacity (A)	Security Level	Facility Type (B)	Term	Remaining Renewal Options (C)
Huerfano County Correctional Center (E) Walsenburg, Colorado	—	752	Medium	Correctional	—	—

Kit Carson Correctional Center Burlington, Colorado	State of Colorado	1,488	Medium	Correctional	June 2012	(4) 1 year

Coffee Correctional Facility (F) Nicholls, Georgia	State of Georgia	2,312	Medium	Correctional	June 2012	(22) 1 year

McRae Correctional Facility McRae, Georgia	BOP	1,524	Medium	Correctional	November 2016	(3) 2 year

Stewart Detention Center Lumpkin, Georgia	ICE	1,752	Medium	Detention	Indefinite	—

Wheeler Correctional Facility (F) Alamo, Georgia	State of Georgia	2,312	Medium	Correctional	June 2012	(22) 1 year

Leavenworth Detention Center Leavenworth, Kansas	USMS	1,033	Maximum	Detention	December 2016	(2) 5 year

Lee Adjustment Center Beattyville, Kentucky	State of Vermont	816	Minimum/ Medium	Correctional	June 2013	(1) 2 year

Marion Adjustment Center St. Mary, Kentucky	Commonwealth of Kentucky	826	Minimum/ Medium	Correctional	June 2012	(1) 1 year

Otter Creek Correctional Center (G) Wheelwright, Kentucky	Commonwealth of Kentucky	656	Minimum/ Medium	Correctional	June 2012	(1) 1 year (1) 2 year

Prairie Correctional Facility (H) Appleton, Minnesota	—	1,600	Medium	Correctional	—	—

Adams County Correctional Center Adams County, Mississippi	BOP	2,232	Medium	Correctional	July 2013	(3) 2 year

Tallahatchie County Correctional Facility (I) Tutwiler, Mississippi	State of California	2,672	Medium	Correctional	June 2013	Indefinite

Crossroads Correctional Center (J) Shelby, Montana	State of Montana	664	Multi	Correctional	August 2011	(4) 2 year

Nevada Southern Detention Center Pahrump, Nevada	Office of the Federal Detention Trustee	1,072	Medium	Detention	September 2015	(3) 5 year

Cibola County Corrections Center Milan, New Mexico	BOP	1,129	Medium	Correctional	September 2014	(3) 2 year

New Mexico Women’s Correctional Facility Grants, New Mexico	State of New Mexico	596	Multi	Correctional	June 2013	—

Torrance County Detention Facility Estancia, New Mexico	USMS	910	Multi	Detention	Indefinite	—

Lake Erie Correctional Institution (K) Conneaut, Ohio	State of Ohio	1,798	Medium	Correctional	June 2032	Indefinite

Northeast Ohio Correctional Center Youngstown, Ohio	BOP	2,016	Medium	Correctional	May 2013	(1) 2 year

Queensgate Correctional Facility (L) Cincinnati, Ohio	—	850	Medium	—	—	—

Facility Name	Primary Customer	Design Capacity (A)	Security Level	Facility Type (B)	Term	Remaining Renewal Options (C)
Cimarron Correctional Facility (M) Cushing, Oklahoma	State of Oklahoma	1,692	Medium	Correctional	June 2012	(2) 1 year

Davis Correctional Facility (M) Holdenville, Oklahoma	State of Oklahoma	1,670	Medium	Correctional	June 2012	(2) 1 year

Diamondback Correctional Facility (E) Watonga, Oklahoma	—	2,160	Medium	Correctional	—	—

North Fork Correctional Facility Sayre, Oklahoma	State of California	2,400	Medium	Correctional	June 2013	Indefinite

West Tennessee Detention Facility Mason, Tennessee	USMS	600	Multi	Detention	September 2013	(8) 2 year

Shelby Training Center Memphis, Tennessee	—	200	Secure	—	—	—

Whiteville Correctional Facility (N) Whiteville, Tennessee	State of Tennessee	1,536	Medium	Correctional	June 2016	—

Bridgeport Pre-Parole Transfer Facility Bridgeport, Texas	State of Texas	200	Medium	Correctional	August 2013	(2) 2 year

Eden Detention Center Eden, Texas	BOP	1,422	Medium	Correctional	April 2013	(2) 2 year

Houston Processing Center Houston, Texas	ICE	1,000	Medium	Detention	March 2012	(2) 1 year

Laredo Processing Center Laredo, Texas	ICE	258	Minimum/ Medium	Detention	June 2013	—

Webb County Detention Center Laredo, Texas	USMS	480	Medium	Detention	November 2012	(1) 5 year

Mineral Wells Pre-Parole Transfer Facility Mineral Wells, Texas	State of Texas	2,103	Minimum	Correctional	August 2013	(2) 2 year

T. Don Hutto Residential Center Taylor, Texas	ICE	512	Non-Secure	Detention	January 2015	Indefinite

D.C. Correctional Treatment Facility (O) Washington, D.C.	District of Columbia	1,500	Medium	Detention	January 2017	—

Managed Only Facilities:
Bay Correctional Facility Panama City, Florida	State of Florida	985	Medium	Correctional	July 2013	(2) 2 year

Citrus County Detention Facility Lecanto, Florida	Citrus County, Florida	760	Multi	Detention	September 2015	Indefinite

Graceville Correctional Facility Graceville, Florida	State of Florida	1,884	Minimum/ Medium	Correctional	September 2013	(2) 2 year

Lake City Correctional Facility Lake City, Florida	State of Florida	893	Secure	Correctional	June 2012	Indefinite

Moore Haven Correctional Facility Moore Haven, Florida	State of Florida	985	Minimum/ Medium	Correctional	July 2013	(2) 2 year

North Georgia Detention Center Hall County, Georgia	ICE	502	Medium	Detention	March 2014	Indefinite

Facility Name	Primary Customer	Design Capacity (A)	Security Level	Facility Type (B)	Term	Remaining Renewal Options (C)
Idaho Correctional Center Boise, Idaho	State of Idaho	2,016	Multi	Correctional	June 2014	(2) 2 year

Marion County Jail Indianapolis, Indiana	Marion County, Indiana	1,030	Multi	Detention	December 2017	(1) 10 year

Winn Correctional Center Winnfield, Louisiana	State of Louisiana	1,538	Medium/ Maximum	Correctional	June 2020	—

Wilkinson County Correctional Facility Woodville, Mississippi	State of Mississippi	1,000	Medium	Correctional	June 2012	(3) 1 year

Elizabeth Detention Center Elizabeth, New Jersey	ICE	300	Minimum	Detention	September 2012	(9) 1 year

Silverdale Facilities Chattanooga, Tennessee	Hamilton County, Tennessee	1,046	Multi	Detention	December 2012	—

South Central Correctional Center Clifton, Tennessee	State of Tennessee	1,676	Medium	Correctional	June 2012

Metro-Davidson County Detention Facility Nashville, Tennessee	Davidson County, Tennessee	1,348	Multi	Detention	July 2014	—

Hardeman County Correctional Facility Whiteville, Tennessee	State of Tennessee	2,016	Medium	Correctional	May 2012	(2) 3 year

Bartlett State Jail Bartlett, Texas	State of Texas	1,049	Minimum/ Medium	Correctional	August 2013	(2) 2 year

Bradshaw State Jail Henderson, Texas	State of Texas	1,980	Minimum/ Medium	Correctional	August 2013	(2) 2 year

Dawson State Jail Dallas, Texas	State of Texas	2,216	Minimum/ Medium	Correctional	August 2013	(2) 2 year

Lindsey State Jail Jacksboro, Texas	State of Texas	1,031	Minimum/ Medium	Correctional	August 2013	(2) 2 year

Willacy State Jail Raymondville, Texas	State of Texas	1,069	Minimum/ Medium	Correctional	August 2013	(2) 2 year

Leased Facilities:
Leo Chesney Correctional Center Live Oak, California	Cornell Corrections	240	Minimum	Owned/Leased	September 2015	—

Community Education Partners (P) Houston, Texas	Community Education Partners	—	Non-secure	Owned/Leased	June 2014	—

(A)	Design capacity measures the number of beds and, accordingly, the number of inmates each facility is designed to accommodate. Facilities housing detainees on a short term basis may exceed the original intended design capacity for sentenced inmates due to the lower level of services required by detainees in custody for a brief period. From time to time, we may evaluate the design capacity of our facilities based on customers using the facilities, and the ability to reconfigure space with minimal capital outlays. As a result, the design capacity of certain facilities may vary from the design capacity previously presented. We believe design capacity is an appropriate measure for evaluating prison operations, because the revenue generated by each facility is based on a per diem or monthly rate per inmate housed at the facility paid by the corresponding contracting governmental entity.
(B)	We manage numerous facilities that have more than a single function (e.g., housing both long-term sentenced adult prisoners and pre-trial detainees). The primary functional categories into which facility types are identified were determined by the relative size of inmate populations in a particular facility on December 31, 2011. If, for example, a 1,000-bed facility housed 900 adult inmates with sentences in excess of one year and 100 pre-trial detainees, the primary functional category to which it would be assigned would be that of correctional facilities and not detention facilities. It should be understood that the primary functional category to which multi-user facilities are assigned may change from time to time.

(C)	Remaining renewal options represents the number of renewal options, if applicable, and the term of each option renewal.
(D)	The facility is subject to a ground lease with the County of San Diego. Upon expiration of the lease in December 2015, ownership of the facility automatically reverts to the County of San Diego.
(E)	During the first quarter of 2010, we were notified by the state of Arizona of their decision not to renew the management contracts at the Huerfano County Correctional Center upon its expiration on March 8, 2010 and the Diamondback Correctional Facility upon its expiration on May 1, 2010.
(F)	These facilities are subject to purchase options held by the Georgia Department of Corrections, or GDOC, which grants the GDOC the right to purchase the facility for the lesser of the facility’s depreciated book value, as defined, or fair market value at any time during the term of the contract between the GDOC and us.
(G)	In January 2012, the governor of Kentucky submitted his proposed budget which included the transfer of the inmates currently held at our Otter Creek Correctional Center to a facility owned by the Commonwealth of Kentucky by the end of June 2012. The facility is subject to a deed of conveyance with the city of Wheelwright, Kentucky which includes provisions that allow assumption of ownership by the city of Wheelwright under the following occurrences: (1) we cease to operate the facility for more than two years, (2) our failure to maintain at least one employee for a period of sixty consecutive days, or (3) a conversion to a maximum security facility based upon classification by the Kentucky Corrections Cabinet.
(H)	During December 2009, we announced our decision to cease operations at our Prairie Correctional Facility on or about February 1, 2010 due to low inmate populations at the facility. During 2009, the Prairie facility housed offenders from the states of Minnesota and Washington. However, due to excess capacity in the states' systems, both states removed the populations held at Prairie.
(I)	The facility is subject to a purchase option held by the Tallahatchie County Correctional Authority which grants Tallahatchie County Correctional Authority the right to purchase the facility at any time during the contract at a price generally equal to the cost of the premises less an allowance for amortization originally over a 20-year period. The amortization period was extended through 2050 in connection with an expansion completed during the fourth quarter of 2007.
(J)	The state of Montana has an option to purchase the facility generally at any time during the term of the contract with us at fair market value less the sum of a pre-determined portion of per diem payments made to us by the state of Montana.
(K)	The state of Ohio has the irrevocable right to repurchase the facility before we may resell the facility to a third party, or if we become insolvent or are unable to meet our obligations under the management contract with the state of Ohio, at a price generally equal to the fair market value, as defined in the Real Estate Purchase Agreement.
(L)	During December 2008, we were notified by Hamilton County, Ohio of its intent to terminate the lease for the 850-bed Queensgate Correctional Facility. The lease was terminated effective January 1, 2009.
(M)	These facilities are subject to purchase options held by the Oklahoma Department of Corrections, or ODC, which grants the ODC the right to purchase the facility at its fair market value at any time during the term of the contract with ODC.
(N)	The state of Tennessee has the option to purchase the facility in the event of our bankruptcy, or upon an operational breach, as defined, at a price equal to the book value of the facility, as defined.
(O)	The District of Columbia has the right to purchase the facility at any time during the term of the contract at a price generally equal to the present value of the remaining lease payments for the premises. Upon expiration of the lease in 2017, ownership of the facility automatically reverts to the District of Columbia.
(P)	The alternative educational facility is currently configured to accommodate 900 at-risk juveniles and may be expanded to accommodate a total of 1,400 at-risk juveniles. The tenant has vacated the premises but continues to pay rent under the terms of the lease, which expires June 2014.

Facilities Under Construction or Development

In early 2008, we announced our intention to construct a new 2,040-bed correctional facility in Trousdale County, Tennessee. However, during the first quarter of 2009, we temporarily suspended the construction of this facility until we have greater clarity around the timing of future bed absorption by our customers. We will continue to monitor our customers’ needs, and could promptly resume construction of the facility.

In September 2010, we announced that we were awarded a contract by the Georgia Department of Corrections to manage up to 1,150 male inmates in the Jenkins Correctional Center, which will be constructed, owned and operated by us in Millen, Georgia. We commenced development of the new Jenkins Correctional Center during the third quarter of 2010, with an estimated total construction cost of approximately $51.0 million. Construction is expected to be completed during the first quarter of 2012. The contract has an initial one-year base term with 24 one-year renewal options. Additionally the contract provides for a population guarantee of 90% following a 120-day ramp-up period.

In October 2011, we announced that pursuant to a competitive re-bid we received a new contract from the BOP for the expansion and continued management of our McRae Correctional Facility in McRae, Georgia. Under the new contract we will have the ability to house up to 2,275 male inmates for the BOP after completing a 454-bed expansion of the McRae facility. We began the 454-bed expansion of the McRae facility in the fourth quarter of 2011 and expect construction to be complete in the fourth quarter of 2012. The total cost of the expansion is estimated to be approximately $17.1 million.

In order to retain federal inmate populations we currently manage in the San Diego Correctional Facility, we will be required to construct a new facility in the future at a site we are currently developing. The San Diego Correctional Facility is subject to a ground lease with the County of San Diego. Under the provisions of the lease, the facility is divided into different premises whereby, pursuant to an amendment to the ground lease executed in January 2010, ownership of the entire facility reverts to the County upon expiration of the lease on December 31, 2015. As of December 31, 2011, we have invested approximately $44.0 million to acquire property, conduct environmental studies, obtain building permits, and complete various other design activities. We have developed plans to build a detention facility and a construction timeline that coincides with the expiration of the ground lease with the County of San Diego. We currently estimate the total construction cost, inclusive of land and site development costs already incurred, will range from approximately $142.0 million to $150.0 million. We plan to use this new facility to house the existing federal inmate populations at the San Diego Correctional Facility. However, we can provide no assurance that we will be able to retain these inmate populations.

Competitive Strengths

We believe that we benefit from the following competitive strengths:

The Largest and Most Recognized Private Prison Operator. Our recognition as the industry’s leading private prison operator provides us with significant credibility with our current and prospective clients. We believe we manage approximately 45% of all privately managed prison beds in the United States. We pioneered modern-day private prisons with a list of notable accomplishments, such as being the first company to design, build, and operate a private prison, the first company to manage a private maximum-security facility under a direct contract with the federal government and, most recently, the first company to purchase a government-owned correctional facility from a governmental agency in the United States and to manage the facility for the government agency. In addition to providing us with extensive experience and institutional knowledge, our size also helps us deliver value to our customers by providing purchasing power and allowing us to achieve certain economies of scale.

Available Beds within Our Existing Facilities. As of December 31, 2011, we had approximately 12,300 unoccupied beds in facilities that had availability of 100 or more beds, and an additional 1,124 beds under construction committed to the state of Georgia. We have staff throughout the organization actively engaged in marketing this available capacity to existing and prospective customers. Historically, we have been successful in substantially filling our inventory of available beds and the beds that we have constructed. Filling these available beds would provide substantial growth in revenues, cash flow, and earnings per share. However, we can provide no assurance that we will be able to fill our available beds.

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

We will also continue to pursue additional opportunities to purchase and subsequently manage existing government-owned facilities under a program recently announced as our "Corrections Investment Initiative". This program is modeled after our successful transaction with the state of Ohio in December 2011 whereby we purchased an existing 1,798-bed facility owned by the state and entered into a twenty year contract to manage the facility for the state of Ohio. This initiative provides our government partners with an opportunity to manage their challenging corrections budgets by providing meaningful upfront cash proceeds as well as future operational cost savings. For example, at the Ohio facility we recently purchased, we are modernizing the systems and enhancing operational efficiencies, which are expected to contribute to the operational cost savings.

Diverse, High Quality Customer Base. We provide services under management contracts with federal, state, and local agencies that generally have credit ratings of single-A or better. In addition, a majority of our contracts have terms between one and five years which contribute to our relatively predictable and stable revenue base.

Proven Senior Management Team. Our senior management team has applied their prior experience and diverse industry expertise to improve our operations, related financial results, and capital structure. Under our senior management team’s leadership, we have created new business opportunities with customers that have not previously utilized the private corrections sector, expanded relationships with existing customers, including all three federal correctional and detention agencies, and successfully completed numerous recapitalization and refinancing transactions, resulting in increases in revenues, operating income, facility operating margins, and profitability. Our senior management team has as average of 14 years of experience working in the corrections industry.

Financial Flexibility. As of December 31, 2011, we had cash on hand of $55.8 million and $156.7 million available under our $450.0 million revolving credit facility. During the first quarter of 2012, we increased the capacity of our revolving credit facility to $785.0 million, under which borrowings accrue interest at a base rate plus a varying margin (currently 0.50%) or LIBOR plus a varying margin (currently 1.50%) and repaid $335.0 million of our outstanding $375 million 6.25% senior unsecured notes with borrowings under the amended and restated revolving credit facility. This refinancing lowered our total weighted average interest rate from 6.4% to 5.3% and extended our weighted average debt maturity from 2.8 years to 4.7 years. Although we increased our exposure to variable rate debt, we believe we have the option to fix the interest rate on some or all of this debt through the issuance of new debt securities or otherwise enter into swap arrangements when we determine that market conditions for such transactions are favorable. During the year ended December 31, 2011, we generated $351.1 million in cash through operating activities, and as of December 31, 2011, we had net working capital of $161.1 million.

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

Own and Operate High Quality Correctional and Detention Facilities. We believe that our government partners choose an outsourced correctional service provider based primarily on availability of beds, price, and the quality of services provided. Approximately 88% of the facilities we operated as of December 31, 2011 are accredited by the ACA, an independent organization of corrections industry professionals that establishes standards by which a correctional facility may gain accreditation. We believe that this percentage compares favorably to the percentage of government-operated adult prisons that are accredited by the ACA. We have experienced wardens managing our facilities, with an average of 26 years of corrections experience and an average tenure of 13 years with us.

Offer Compelling Value. We believe that our government partners also seek a compelling value and service offering when selecting an outsourced correctional services provider. We believe that we offer a cost-effective alternative to our government partners by reducing their correctional services costs while allowing them to avoid long-term pension obligations for their employees and large capital investments in new prison beds. We attempt to improve operating performance and efficiency through the following key operating initiatives: (1) standardizing supply and service purchasing practices and usage; (2) implementing a standard approach to staffing and business practices in an effort to reduce our fixed expenses; (3) improving inmate management, resource consumption, and reporting procedures through the utilization of numerous technological initiatives; and (4) improving productivity and reducing employee turnover. Recognizing the challenges we faced as a result of the economic downturn, our efforts to contain costs have intensified, as we implemented a company-wide initiative to improve operating efficiencies, and established a framework for accelerating the process and ensuring continuous delivery over the long-term. Further, certain states have requested, and additional state customers could request, reductions in per diem rates or request that we forego prospective rate increases in the future as methods of addressing the budget shortfalls they may be experiencing. Accordingly, we established a customer response team to create unique solutions for our government partners to help them manage their correctional costs while minimizing the financial impact to us.

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

Capital Strategy

We believe the successes of our business and financing strategies have provided us with the financial flexibility to take advantage of various opportunities as they arise. During 2011, 2010, and 2009, we generated operating income of $332.1 million, $323.1 million, and $307.4 million, respectively.

During January 2012, we entered into an amendment and restatement of our senior secured revolving credit facility expanding the total capacity up to $785.0 million aggregate principal amount from $450.0 million. The maturity for the amended and restated revolving credit facility has been extended through December 2016 from December 2012, and interest is based on either a base rate plus a margin ranging from 0.25% to 1.00% or a LIBOR plus a margin of 1.25% to 2.00% based on our leverage ratio. A portion of the proceeds of the amended and restated revolving credit facility was used for the repayment of $335.0 million of our existing $375.0 million 6.25% senior unsecured notes due 2013 and the payment of fees, commissions and expenses in connection with the foregoing as well as for other general corporate purposes.

As of December 31, 2011, we had $22.0 million in estimated costs remaining to complete the aforementioned 1,124-bed Jenkins Correctional Center and the 454-bed expansion of the McRae Correctional Facility. Further, certain of our customers have expressed an interest in pursuing additional bed capacity from third parties despite their budgetary challenges, and we are currently evaluating several opportunities that would require the construction of new prison facilities. Following the model used in connection with the acquisition from the state of Ohio of the Lake Erie Correctional Institution in December 2011, we also intend to pursue additional opportunities to purchase and manage existing prison facilities from state governments pursuant to a program recently announced as our "Corrections Investment Initiative". We believe our debt refinancing provides us with more financial flexibility to take advantage of opportunities that may require additional capital.

As of December 31, 2011, we had cash on hand of $55.8 million and $156.7 million available under our $450 million senior secured revolving credit facility. (This availability was unchanged by the expansion of the revolving credit facility to $785.0 million, as the increase was used to repay $335.0 million of our 6.25% senior unsecured notes due 2013.) None of our outstanding debt requires scheduled principal payments, and after giving effect to the January 2012 refinancing transaction we have no debt maturities until March 2013. We believe we have ample access to additional capital, as evidenced by our recent refinancing transaction in January 2012, and may issue debt or equity securities from time to time when we determine that market conditions and the opportunity to utilize the proceeds from the issuance of such securities are favorable. Such opportunities could include, but are not limited to, refinancing existing indebtedness, extending our average debt maturities in a favorable interest rate environment or taking advantage of build-to-suit and acquisition opportunities that generate favorable investment returns.

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

During February 2010, our Board of Directors approved another program to repurchase up to $250.0 million of our common stock through June 30, 2011. After increasing the authorization to $350.0 million in May 2011, in August 2011, the Board of Directors approved an increase in the aggregate amount under this repurchase program to $500.0 million and also authorized an extension of the program through June 30, 2013. Given current market conditions and available bed capacity within our portfolio, we believe that it is appropriate to use our capital resources to repurchase common stock at prices that would equal or exceed the rates of return we require when we invest in new beds. Since announcing this share repurchase program in February 2010 through December 31, 2011, we completed the purchase of 17.7 million shares under the $500.0 million stock repurchase plan at a total cost, including commissions, of $383.2 million, or an average price of $21.63 per share.

Including the shares repurchased under the previous stock repurchase program authorized by the Board in November 2008, we have repurchased 28.4 million shares of our common stock at an average cost per share of $17.91, representing 22.6% of the total shares outstanding prior to the initiation of the first program. Further, we have repurchased this $508.2 million of our common stock while improving our leverage ratios.

We believe we have the ability to fund the stock repurchase program as well as our capital expenditure requirements, including the construction projects under development, maintenance and information technology capital expenditures, working capital, and debt service requirements with cash on hand, cash from operating activities, and borrowings available under our amended and restated revolving credit facility, while maintaining sufficient liquidity.

Although we had $117.2 million remaining at December 31, 2011 under the stock repurchase program authorized by our Board of Directors, we are limited in the amount of stock we may repurchase by the permitted levels of restricted payments under our debt agreements. As of December 31, 2011, we had approximately $46.6 million in capacity under the restricted payment limitations, after taking into consideration the net income generated during the fourth quarter of 2011. The restricted payment limitations increase quarterly based generally on 50% of our net income.

The Corrections and Detention Industry

We believe we are well-positioned to capitalize on government outsourcing of correctional management services because of our competitive strengths, business strategy, and financial flexibility. Notwithstanding the effects the current economy could have on our government partners' demand for prison beds in the short term, we believe the long-term trends favor an increase in the outsourcing of correctional management services. The key reasons for this outsourcing trend include (unless otherwise noted, statistical references were obtained from the “Bureau of Justice Statistics Bulletin” issued by the U.S. Department of Justice in December 2011):

United States Prison Population Trends. At year-end 2010, federal and state correctional authorities had jurisdiction over 1.6 million prisoners. The annual growth rate of the federal and state prison population decreased 0.6% for the year ended December 31, 2010, while the average annual growth rate was 1.7% from 2000 to 2009. During 2010, the total number of prisoners under federal jurisdiction increased 0.8%, while state prison populations declined 0.8%. Federal agencies are collectively our largest customer and accounted for 43% of our total revenues (when aggregating all of our federal contracts) for the year ended December 31, 2011. The imprisonment rate—the number of sentenced prisoners per 100,000 residents—decreased slightly from 502 prisoners per 100,000 U.S. residents in 2009 to 497 prisoners per 100,000 U.S. residents in 2010.

Prison Overcrowding. The growth of the prison population in the United States over the past decade, combined with a lack of new prison capacity constructed by the public sector, has led to overcrowding in the state and federal prison systems. In 2010, at least 21 states and the federal prison system reported operating at or above their highest capacity measure. The federal prison system was operating at 36% above capacity at December 31, 2010.

Aging Public Prison Facilities. According to the Bureau of Justice Statistics "Census of State and Federal Correctional Facilities" published in 2008, there are approximately 290,000 state and federal prison beds in operation in public facilities that are more than 50 years old. Prison facilities that are older are typically more inefficient to staff and are more expensive to operate, including higher capital expenditures for maintenance. States such as Georgia, Colorado and others have been shuttering old inefficient facilities and replacing capacity with newer more efficient private facilities.

Acceptance of Privatization. The prisoner population, excluding detention and jail populations, housed in privately managed facilities in the United States as of December 31, 2010 was approximately 128,000. At December 31, 2010, 16.1% of federal inmates and 6.8% of state inmates were held in private facilities. Since December 31, 2000, the number of federal inmates held in private facilities has increased approximately 118%, while the number of state inmates held in private facilities has increased approximately 31%. Twenty-two states had at least 5% of their prison population held in private facilities at December 31, 2010, an increase from nineteen states at December 31, 2009. Six states housed at least 25% of their prison population in private facilities as of December 31, 2010 – New Mexico (44%), Montana (40%), Alaska (34%), Hawaii (33%), Idaho (30%), and Vermont (27%).

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

In addition, private prison managers are subject to government legislation and regulation attempting to restrict the ability of private prison managers to house certain types of inmates. Legislation has been enacted in several states, and has previously been proposed in the United States Congress, containing such restrictions. Although we do not believe that existing legislation will have a material adverse effect on us, there can be no assurance that future legislation would not have such an effect.

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

Privacy regulations promulgated under HIPAA regulate the use and disclosure of individually identifiable health-related information, whether communicated electronically, on paper, or orally. The regulations also provide patients with significant rights related to understanding and controlling how their health information is used or disclosed. Security regulations promulgated under HIPAA require that health care providers implement administrative, physical, and technical practices to protect the security of individually identifiable health information that is maintained or transmitted electronically. These privacy and security regulations require the implementation of compliance training and awareness programs for our health care service providers associated with healthcare we provide to inmates and selected other employees primarily associated with our employee medical plans. Further, HIPAA covered entities and their business associates must provide notification to affected individuals without unreasonable delay but not to exceed 60 days of discovery of a breach of unsecured protected health information. Notification must also be made to U.S. Department of Health and Human Services ("DHHS") and, in certain situations involving large breaches, to the media.

Violations of the HIPAA regulations could result in significant civil and criminal penalties. Further, state attorneys general may bring civil actions for injunctions or damages in response to violations that threaten the privacy of state residents. DHHS has announced a pilot program to perform compliance audits of up to 150 HIPAA covered entities by the end of 2012.

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

Each of our management contracts and the statutes of certain states require the maintenance of insurance. We maintain various insurance policies including employee health, workers’ compensation, automobile liability, and general liability insurance. Because we are significantly self-insured for employee health, workers’ compensation, automobile liability, and general liability insurance the amount of our insurance expense is dependent on claims experience, and our ability to control our claims experience. Our insurance policies contain various deductibles and stop-loss amounts intended to limit our exposure for individually significant occurrences. However, the nature of our self-insurance policies provides little protection for deterioration in overall claims experience or an increase in medical costs. We are continually developing strategies to improve the management of our future loss claims but can provide no assurance that these strategies will be successful. However, unanticipated additional insurance expenses resulting from adverse claims experience or an increasing cost environment for general liability and other types of insurance could adversely impact our results of operations and cash flows.

Employees

As of December 31, 2011, we employed approximately 16,750 employees. Of such employees, approximately 370 were employed at our corporate offices and approximately 16,380 were employed at our facilities and in our inmate transportation business. We employ personnel in the following areas: clerical and administrative, facility administrators/wardens, security, medical, quality assurance, transportation and scheduling, maintenance, teachers, counselors, and other support services.

Each of the correctional and detention facilities we currently operate is managed as a separate operational unit by the facility administrator or warden. All of these facilities follow a standardized code of policies and procedures.

We have not experienced a strike or work stoppage at any of our facilities. Approximately 735 employees at three of our facilities are represented by labor unions. In the opinion of management, overall employee relations are good.

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

We are subject to fluctuations in occupancy levels. While a substantial portion of our cost structure is fixed, a substantial portion of our revenue is generated under facility management contracts that specify per diem payments based upon occupancy. Under a per diem rate structure, a decrease in our occupancy rates could cause a decrease in revenue and profitability. Average compensated occupancy for our facilities in operation for 2011, 2010, and 2009 was 89.8%, 90.2%, and 90.6%, respectively. Occupancy rates may, however, decrease below these levels in the future.

We are dependent on government appropriations and our results of operations may be negatively affected by governmental budgetary challenges. Our cash flow is subject to the receipt of sufficient funding of and timely payment by contracting governmental entities. If the appropriate governmental agency does not receive sufficient appropriations to cover its contractual obligations, it may terminate our contract or delay or reduce payment to us. Any delays in payment, or the termination of a contract, could have an adverse effect on our cash flow and financial condition. During 2009 and 2010, the state of California delayed payments of cash to us and in 2009 issued interest-bearing warrants, also known as IOU's. Although the state of California ultimately redeemed the warrants issued in 2009 for cash, if California were to resume issuing warrants or if several additional major customers substantially delayed their cash payments to us, our liquidity could be materially affected. In addition, federal, state and local governments are constantly under pressure to control additional spending or reduce current levels of spending. These pressures have been compounded by the current economic downturn. Accordingly, we have been requested and may be requested in the future to reduce our existing per diem contract rates or forego prospective increases to those rates. Further, our customers could reduce inmate population levels in facilities we manage to contain their correctional costs. In addition, it may become more difficult to renew our existing contracts on favorable terms or otherwise.

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

We are subject to terminations, non-renewals, or competitive re-bids of our government contracts. We typically enter into facility management contracts with governmental entities for terms of up to five years, with additional renewal periods at the option of the contracting governmental agency. Notwithstanding any contractual renewal option of a contracting governmental agency, 18 of our facility management contracts with the customers listed under “Business – Facility Portfolio – Facilities and Facility Management Contracts” have expired (1), are currently scheduled to expire on or before December 31, 2012 but have renewal options (15), or are currently scheduled to expire on or before December 31, 2012 and have no renewal options (2). Although we generally expect these customers to exercise renewal options or negotiate new contracts with us, one or more of these contracts may not be renewed by the corresponding governmental agency. In addition, these and any other contracting agencies may determine not to exercise renewal options with respect to any of our contracts in the future. Our government partners can also re-bid contracts in a competitive procurement process upon termination or non-renewal of our contract. Competitive re-bids may result from the expiration of the term of a contract, including the initial term and any renewal periods, or the early termination of a contract. Competitive re-bids are often required by applicable federal or state procurement laws periodically in order to further competitive pricing and other terms for the government agency.

In November 2011, we announced our joint decision with the state of Mississippi to cease operations of the 1,172-bed Delta Correctional Facility in Greenwood, Mississippi. We began ramping down the population of approximately 900 inmates from the state-owned Delta facility in December 2011 and completely closed the facility in January 2012. In late January 2012, the governor of Kentucky submitted his proposed budget which included the transfer of the inmates currently held at one of our facilities to a facility owned by the state of Kentucky that had previously been closed as the result of damage sustained during an inmate disturbance. Based on our conversations with the Kentucky Department of Corrections, we believe that Kentucky will likely remove inmates currently housed in the 656-bed Otter Creek Correctional Center, a facility we own in Wheelwright, Kentucky, by the end of June 2012. Assuming the budget is passed as proposed, we plan to idle the facility if we are unable to identify a partner to utilize the facility. Total revenues at each of these facilities represented less than 1% of our total revenue for the years 2011, 2010, and 2009.

Other than these specific contracts, we believe we will renew all contracts that have expired or are scheduled to expire within the next twelve months. We believe our renewal rate on existing contracts remains high as a result of a variety of reasons including, but not limited to, the constrained supply of available beds within the U.S. correctional system, our ownership of the majority of the beds we operate, and the quality of our operations.

Governmental agencies typically may terminate a facility contract at any time without cause or use the possibility of termination to negotiate a lower per diem rate. In the event any of our management contracts are terminated or are not renewed on favorable terms or otherwise, we may not be able to obtain additional replacement contracts. The non-renewal, termination, or competitive re-bid of any of our contracts with governmental agencies could materially adversely affect our financial condition, results of operations and liquidity, including our ability to secure new facility management contracts from others.

Our ability to secure new contracts to develop and manage correctional and detention facilities depends on many factors outside our control. Our growth is generally dependent upon our ability to obtain new contracts to develop and manage new correctional and detention facilities. This possible growth depends on a number of factors we cannot control, including crime rates and sentencing patterns in various jurisdictions, governments budgetary constraints, and governmental and public acceptance of privatization. The demand for our facilities and services could be adversely affected by the relaxation of enforcement efforts, leniency in conviction or parole standards and sentencing practices or through the decriminalization of certain activities that are currently proscribed by criminal laws. For instance, any changes with respect to drugs and controlled substances or illegal immigration could affect the number of persons arrested, convicted, and sentenced, thereby potentially reducing demand for correctional facilities to house them. Legislation has been proposed in numerous jurisdictions that could lower minimum sentences for some non-violent crimes and make more inmates eligible for early release based on good behavior. Also, sentencing alternatives under consideration could put some offenders on probation with electronic monitoring who would otherwise be incarcerated. Similarly, reductions in crime rates or resources dedicated to prevent and enforce crime could lead to reductions in arrests, convictions and sentences requiring incarceration at correctional facilities. Our policy prohibits us from engaging in lobbying or advocacy efforts that would influence enforcement efforts, parole standards, criminal laws, and sentencing policies.

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

In addition, private prison managers are subject to government legislation and regulation attempting to restrict the ability of private prison managers to house certain types of inmates, such as inmates from other jurisdictions or inmates at medium or higher security levels. Legislation has been enacted in several states, and has previously been proposed in the United States Congress, containing such restrictions. Such legislation may have an adverse effect on us.

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

We depend on a limited number of governmental customers for a significant portion of our revenues. We currently derive, and expect to continue to derive, a significant portion of our revenues from a limited number of governmental agencies. The loss of, or a significant decrease in, business from the BOP, ICE, USMS, or various state agencies could seriously harm our financial condition and results of operations. The three primary federal governmental agencies with correctional and detention responsibilities, the BOP, ICE, and USMS, accounted for 43% of our total revenues for the fiscal year ended December 31, 2011 ($749.3 million). The USMS accounted for 20% of our total revenues for the fiscal year ended December 31, 2011 ($340.5 million), BOP accounted for 12% of our total revenues for the fiscal year ended December 31, 2011 ($205.0 million), and ICE accounted for 12% of our total revenues for the fiscal year ended December 31, 2011 ($203.7 million). Although the revenue generated from each of these agencies is derived from numerous management contracts, the loss of one or more of such contracts could have a material adverse impact in our financial condition and results of operations. We expect to continue to depend upon the federal agencies and a relatively small group of other governmental customers for a significant percentage of our revenues.

The CDCR accounted for 13% of our total revenues for the fiscal year ended December 31, 2011 ($228.4 million). In November 2010, the CDCR extended the agreement with us to manage up to 9,588 inmates at four of the five facilities we currently manage for them, and notified us of its Intent to Award an additional contract to manage up to 3,256 offenders. The extension, which is subject to appropriations by the California legislature, began July 1, 2011 and expires June 30, 2013. Currently, we do not believe the state of California will negotiate a contract under the Intent to Award until they determine the impact of a realignment program set forth in their fiscal 2012 budget. As of December 31, 2011, we housed approximately 9,300 inmates from the state of California.

In May 2011, the U.S. Supreme Court upheld a lower court ruling requiring California to reduce its inmate population to 137.5% of its then current capacity, or to 110,000 inmates, by May 24, 2013. As of December 31, 2011 the adult inmate population held in state of California institutions totaled approximately 132,750 inmates, which did not include the California inmates held in our out of state facilities. In connection with this ruling, the court set forth targeted reductions, measured every six months, to inmate populations held in the 33 facilities located in the state of California.

In an effort to meet the Federal court ruling, the fiscal year 2012 budget of the state of California calls for a significant reallocation of responsibilities from state government to local jurisdictions, including housing certain lower level inmates currently the responsibility of the State. This realignment plan commenced on October 1, 2011. The plan is prospective in nature such that inmates housed in state prisons before October 1, 2011 will remain in state custody. The fiscal year 2012 state budget included funding for up to 9,588 beds available to them at four of our facilities currently housing CDCR inmates under the existing agreement. The fiscal year 2013 budget proposed by the Governor of California will increase the funding for an additional 270 beds, if approved as currently drafted. It is unclear at this time how realignment may impact the long-term utilization by CDCR of our out of state beds. The return of the California inmates to the state of California would have a significant adverse impact on our financial position, results of operations, and cash flows.

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

In addition, the services we provide are labor-intensive. When we are awarded a facility management contract or open a new facility, we must hire operating management, correctional officers, and other personnel. The success of our business requires that we attract, develop, and retain these personnel. Our inability to hire sufficient qualified personnel on a timely basis or the loss of significant numbers of personnel at existing facilities could adversely affect our business and operations. Under many of our management contracts, we are subject to financial penalties for insufficient staffing.

Adverse developments in our relationship with our employees could adversely affect our business, financial condition or results of operations.

As of December 31, 2011, we employed approximately 16,750 employees. Approximately 735 of our employees at three of our facilities, or less than 5% of our workforce, are represented by labor unions. We have not experienced a strike or work stoppage at any of our facilities and in the opinion of management overall employee relations are good. New and anticipated executive orders, administrative rules and changes in National Labor Relations could increase organizational activity at locations where employees are currently not represented by a labor organization. Increases in organizational activity or any future work stoppages could have a material adverse effect on our business, financial condition, or results of operations.

We are subject to necessary insurance costs.

Workers’ compensation, auto liability, employee health, and general liability insurance represent significant costs to us. Because we are significantly self-insured for workers’ compensation, auto liability, employee health, and general liability risks, the amount of our insurance expense is dependent on claims experience, our ability to control our claims experience, and in the case of workers’ compensation and employee health, rising health care costs in general. Unanticipated additional insurance costs could adversely impact our results of operations and cash flows, and the failure to obtain or maintain any necessary insurance coverage could have a material adverse effect on us.

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

Certain of our facilities are subject to options to purchase and reversions. Ten of our facilities, including the facility under construction in Millen, Georgia, are or will be subject to an option to purchase by certain governmental agencies. Such options are exercisable by the corresponding contracting governmental entity generally at any time during the term of the respective facility management contract. Certain of these purchase options are based on the depreciated book value of the facility, which essentially results in the transfer of ownership of the facility to the governmental agency at the end of the life used for accounting purposes. See “Business – Facility Portfolio – Facilities and Facility Management Contracts.” If any of these options are exercised, there exists the risk that we will be unable to invest the proceeds from the sale of the facility in one or more properties that yield as much cash flow as the property acquired by the government entity. In addition, in the event any of these options are exercised, there exists the risk that the contracting governmental agency will terminate the management contract associated with such facility. For the year ended December 31, 2011, the facilities subject to these options generated $257.1 million in revenue (14.8% of total revenue) and incurred $176.2 million in operating expenses. Certain of the options to purchase are exercisable at prices below fair market value. See “Business – Facility Portfolio – Facilities and Facility Management Contracts.”

In addition, the ownership of two of our facilities (one of which is also subject to an option to purchase) will, upon the expiration of certain ground leases with remaining terms generally ranging from 4 to 6 years, revert to the respective governmental agency contracting with us. See “Business – Facility Portfolio – Facilities and Facility Management Contracts.” At the time of such reversion, there exists the risk that the contracting governmental agency will terminate the management contract associated with such facility. For the year ended December 31, 2011, the facilities subject to reversion generated $73.6 million in revenue (4.2% of total revenue) and incurred $55.7 million in operating expenses.

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

Our Board of Directors has the authority to issue up to 50.0 million shares of preferred stock without any action on the part of our stockholders. Our Board of Directors also has the authority, without stockholder approval, to set the terms of any new series of preferred stock that may be issued, including voting rights, dividend rights, liquidation rights and other preferences superior to our common stock. In the event that we issue shares of preferred stock in the future that have preferences superior to our common stock, the rights of the holders of our common stock or the market price of our common stock could be adversely affected. In addition, the ability of our Board of Directors to issue shares of preferred stock without any action on the part of our stockholders may impede a takeover of us and discourage or prevent a transaction favorable to our stockholders.

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

As of December 31, 2011, we had total indebtedness of $1,245.0 million. Our indebtedness could have important consequences. For example, it could:

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

The indenture related to our aggregate original principal amount of $375.0 million 6.25% senior notes due 2013 (principal amount of $40.0 million following aforementioned refinancing transaction in the first quarter of 2012), the indenture related to our aggregate principal amount of $150.0 million 6.75% senior notes due 2014, and the indenture related to our aggregate principal amount of $465.0 million 7.75% senior notes due 2017, collectively referred to herein as our senior notes, and our amended and restated revolving credit facility contain financial and other restrictive covenants that limit our ability to engage in activities that may be in our long-term best interests. Our ability to borrow under our revolving credit facility is subject to compliance with certain financial covenants, including leverage and interest coverage ratios. Our amended and restated revolving credit facility includes other restrictions that, among other things, limit our ability to incur indebtedness; grant liens; engage in mergers, consolidations and liquidations; make asset dispositions, restricted payments and investments; enter into transactions with affiliates; and amend, modify or prepay certain indebtedness. The indentures related to our senior notes contain limitations on our ability to effect mergers and change of control events, as well as other limitations, including:

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

The risk exists that our business will be unable to generate sufficient cash flow from operations or that future borrowings will not be available to us under our amended and restated revolving credit facility in an amount sufficient to enable us to pay our indebtedness, including our existing senior notes, or to fund our other liquidity needs. We may need to refinance all or a portion of our indebtedness, including our senior notes, on or before maturity. We may not, however, be able to refinance any of our indebtedness, including our amended and restated revolving credit facility and including our senior notes, on commercially reasonable terms or at all.

We are required to repurchase all or a portion of our senior notes upon a change of control, and our revolving credit facility is subject to acceleration upon a change in control.

Upon certain change of control events, as that term is defined in the indentures for our senior notes, including a change of control caused by an unsolicited third party, we are required to make an offer in cash to repurchase all or any part of each holder’s notes at a repurchase price equal to 101% of the principal thereof, plus accrued interest. The source of funds for any such repurchase would be our available cash or cash generated from operations or other sources, including borrowings, sales of equity or funds provided by a new controlling person or entity. Sufficient funds may not be available to us, however, at the time of any change of control event to repurchase all or a portion of the tendered notes pursuant to this requirement. Our failure to offer to repurchase notes, or to repurchase notes tendered, following a change of control will result in a default under the respective indentures, which could lead to a cross-default under our amended and restated revolving credit facility and under the terms of our other indebtedness. In addition, our amended and restated revolving credit facility which is subject to acceleration upon the occurrence of a change in control (as described herein), may prohibit us from making any such required repurchases. Prior to repurchasing the notes upon a change of control event, we must either repay outstanding indebtedness under our amended and restated revolving credit facility or obtain the consent of the lenders under our amended and restated revolving credit facility. If we do not obtain the required consents or repay our outstanding indebtedness under our amended and restated revolving credit facility, we would remain effectively prohibited from offering to purchase the notes.

Despite current indebtedness levels, we may still incur more debt.

The terms of the indentures for our senior notes and our amended and restated revolving credit facility restrict our ability to incur indebtedness; however, we may nevertheless incur insignificant additional indebtedness in the future and in the future, we may refinance all or a portion of our indebtedness, including our amended and restated revolving credit facility, and may incur additional indebtedness as a result. As of December 31, 2011, we had $156.7 million of additional borrowing capacity available under our then outstanding $450.0 million revolving credit facility. (This availability was unchanged by the expansion of the revolving credit facility to $785.0 million in January 2012, as the increase was used to purchase $335.0 million of our 6.25% senior unsecured notes due 2013.) In addition, we may issue an indeterminate amount of debt securities from time to time when we determine that market conditions and the opportunity to utilize the proceeds from the issuance of such securities are favorable. If new debt is added to our and our subsidiaries’ current debt levels, the related risks that we and they now face could intensify.

Our access to capital may be affected by general macroeconomic conditions.

During the financial crisis in 2008 and 2009, several large financial institutions failed while others became dependent on the assistance of the federal government to continue to operate as going concerns. We can provide no assurance that the banks that have made commitments under our amended and restated revolving credit facility will continue to operate as going concerns in the future. If any of the banks in the lending group were to fail, it is possible that the capacity under the amended and restated revolving credit facility would be reduced. In the event that the availability under the amended and restated revolving credit facility was reduced significantly, we could be required to obtain capital from alternate sources in order to continue with our business and capital strategies. Our options for addressing such capital constraints would include, but not be limited to (i) delaying certain capital expenditure projects, (ii) obtaining commitments from the remaining banks in the lending group or from new banks to fund increased amounts under the terms of the amended and restated revolving credit facility, or (iii) accessing the public capital markets. Such alternatives would likely be on terms less favorable than under existing terms, which could have a material effect on our consolidated financial position, results of operations, or cash flows.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.	PROPERTIES.

The properties we owned at December 31, 2011 are described under Item 1 and in Note 4 of the Notes to the Financial Statements contained in this Annual Report.

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

ITEM 4.	MINE SAFETY DISCLOSURES

None.

PART II.

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Price of and Distributions on Capital Stock

Our common stock is traded on the New York Stock Exchange, or NYSE, under the symbol “CXW.” On February 17, 2012 the last reported sale price of our common stock was $24.22 per share and there were approximately 4,200 registered holders and approximately 26,200 beneficial holders, respectively, of our common stock.

The following table sets forth, for the fiscal quarters indicated, the range of high and low sales prices of the common stock.

Common Stock

	SALES PRICE
	HIGH	LOW
FISCAL YEAR 2011
First Quarter	$26.08	$22.69
Second Quarter	$26.43	$20.68
Third Quarter	$24.06	$18.41
Fourth Quarter	$23.15	$20.14

	SALES PRICE
	HIGH	LOW
FISCAL YEAR 2010
First Quarter	$25.17	$17.49
Second Quarter	$21.75	$19.07
Third Quarter	$25.37	$18.19
Fourth Quarter	$26.89	$23.94

Dividend Policy

During the years ended December 31, 2011 and 2010, we did not pay any dividends on our common stock. Pursuant to the terms of the indentures governing our senior notes, and our amended and restated revolving credit facility depending on our leverage ratio, we are limited in the amount of dividends we can declare or pay on our outstanding shares of common stock. Taking into consideration these limitations, management and our Board of Directors regularly evaluate the merits of declaring and paying a dividend. On February 27, 2012, we announced our Board of Directors approved a plan to initiate an annual common stock dividend of $0.80 per share payable quarterly and commencing in the second quarter of 2012 of $0.20 per common share. Future dividends will depend on our future earnings, our capital requirements, our financial condition, alternative uses of capital, and on such other factors as our Board of Directors may consider relevant.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
October 1, 2011 – October 31, 2011	101,367	$22.36	101,367	$117,154,061
November 1, 2011 – November 30, 2011	—	$—	—	$117,154,061
December 1, 2011 – December 31, 2011	—	$—	—	$117,154,061

Total	101,367	$22.36	101,367	$117,154,061

(1)	In August 2011, the Board of Directors approved an increase in the aggregate amount under its previously announced share repurchase program from $350.0 million to $500.0 million and an extension of the program through June 30, 2013. From the authorization of the program in February 2010 through December 31, 2011, the Company has repurchased a total of 17.7 million common shares at an aggregate cost of approximately $382.8 million.

ITEM 6.	SELECTED FINANCIAL DATA.

The following selected financial data for the five years ended December 31, 2011, was derived from our consolidated financial statements and the related notes thereto after the reclassification of discontinued operations. This data should be read in conjunction with our audited consolidated financial statements, including the related notes, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Our audited consolidated financial statements, including the related notes, as of December 31, 2011 and 2010, and for the years ended December 31, 2011, 2010, and 2009 are included in this Annual Report.

CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES

SELECTED HISTORICAL FINANCIAL INFORMATION

(in thousands, except per share data)

	For the Years Ended December 31,
	2011	2010	2009	2008	2007
STATEMENT OF OPERATIONS:
Revenue:
Management and other	$1,733,409	$1,672,474	$1,626,728	$1,538,618	$1,400,853
Rental	2,204	2,557	2,165	2,576	2,399

Total revenue	1,735,613	1,675,031	1,628,893	1,541,194	1,403,252

Expenses:
Operating	1,203,400	1,163,771	1,135,055	1,077,656	993,671
General and administrative	91,227	84,148	86,537	80,308	74,399
Depreciation and amortization	108,931	104,051	99,939	89,773	77,867
Goodwill impairment	—	—	—	—	554

Total expenses	1,403,558	1,351,970	1,321,531	1,247,737	1,146,491

Operating income	332,055	323,061	307,362	293,457	256,761

Other (income) expense:
Interest expense, net	72,940	71,127	72,780	59,404	53,776
Expenses associated with debt refinancing transactions	—	—	3,838	—	—
Other (income) expense	304	40	(139)	294	(312)

	73,244	71,167	76,479	59,698	53,464

Income from continuing operations before income taxes	258,811	251,894	230,883	233,759	203,297
Income tax expense	(96,301)	(94,297)	(79,541)	(88,227)	(76,698)

Income from continuing operations	162,510	157,597	151,342	145,532	126,599
Income (loss) from discontinued operations, net of taxes	—	(404)	3,612	5,409	6,774

Net income	$162,510	$157,193	$154,954	$150,941	$133,373

(continued)

CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES

SELECTED HISTORICAL FINANCIAL INFORMATION

(in thousands, except per share data)

(continued)

	For the Years Ended December 31,
	2011	2010	2009	2008	2007
Basic earnings per share:
Income from continuing operations	$1.55	$1.41	$1.30	$1.17	$1.03
Income (loss) from discontinued operations, net of taxes	—	(0.01)	0.03	0.04	0.06

Net income	$1.55	$1.40	$1.33	$1.21	$1.09

Diluted earnings per share:
Income from continuing operations	$1.54	$1.39	$1.29	$1.16	$1.01
Income (loss) from discontinued operations, net of taxes	—	—	0.03	0.04	0.05

Net income	$1.54	$1.39	$1.32	$1.20	$1.06

Weighted average common shares outstanding:
Basic	104,736	112,015	116,088	124,464	122,553
Diluted	105,535	112,977	117,290	126,250	125,381

	December 31,
	2011	2010	2009	2008	2007
BALANCE SHEET DATA:
Total assets	$3,019,631	$2,983,228	$2,905,743	$2,871,374	$2,485,740
Total debt	$1,245,014	$1,156,568	$1,149,099	$1,192,922	$975,967
Total liabilities	$1,611,609	$1,512,357	$1,463,197	$1,491,015	$1,263,765
Stockholders’ equity	$1,408,022	$1,470,871	$1,442,546	$1,380,359	$1,221,975

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this report. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those described under “Risk Factors” and included in other portions of this report.

OVERVIEW

We currently operate 66 facilities, including 46 facilities that we own, with a total design capacity of approximately 91,000 beds in 20 states and the District of Columbia. We also own two additional correctional facilities that we lease to third-party operators. We are also constructing an additional correctional facility in Millen, Georgia, under a contract awarded by the Georgia Department of Corrections. The Jenkins Correctional Center, which we will own, is expected to house approximately 1,150 inmates and be completed during the first quarter of 2012. We are the nation’s largest owner and operator of privatized correctional and detention facilities and one of the largest prison operators in the United States behind only the federal government and three states. Our size and experience provide us with significant credibility with our current and prospective customers, and enable us to generate economies of scale in purchasing power for food services, health care and other supplies and services we offer to our government partners.

We are compensated for operating and managing prisons and correctional facilities at an inmate per diem rate based upon actual or minimum guaranteed occupancy levels. The significant expansion of the prison population in the United States has led to overcrowding in the federal and state prison systems, providing us with opportunities for growth. Federal, state, and local governments are constantly under budgetary constraints putting pressure on governments to control correctional budgets, including per diem rates our customers pay to us as well as pressure on appropriations for building new prison capacity. These pressures have been compounded by the recent economic downturn. Economic conditions remain very challenging, putting continued pressure on government budgets. All of our state partners have balanced budget requirements, which may force them to further reduce their expenses if their tax revenues, which typically lag the overall economy, do not meet their expectations. Actions to control their expenses could include reductions in inmate populations through early release programs, alternative sentencing, or inmate transfers from facilities managed by private operators to facilities operated by the state or other local jurisdictions. Further, certain government partners have requested, and additional government partners could request, reductions in per diem rates or request that we forego prospective rate increases in the future as methods of addressing the budget shortfalls they may be experiencing. We believe we have been successful in working with our government partners to help them manage their correctional costs while minimizing the financial impact to us, and will continue to provide unique solutions to their correctional needs. We believe the long-term growth opportunities of our business remain very attractive as certain states consider efficiency and savings opportunities we can provide. Further, we expect insufficient bed development by our partners to result in a return to the supply and demand imbalance that has benefited the private corrections industry.

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

As of December 31, 2011, we had approximately 12,300 unoccupied beds in inventory at facilities that had availability of 100 or more beds, and an additional 1,124 beds under development committed to the state of Georgia. We have staff throughout the organization actively engaged in marketing this available capacity to existing and prospective customers. Historically, we have been successful in substantially filling our inventory of available beds and the beds that we have constructed. Filling these available beds would provide substantial growth in revenues, cash flow, and earnings per share. However, we can provide no assurance that we will be able to fill our available beds.

Although the demand for prison beds in the short term has been affected by the severe budget challenges many of our customers currently face, these challenges put further pressure on our customers’ ability to construct new prison beds of their own, which we believe could result in further reliance on the private sector for providing the capacity we believe our customers will need in the long term. We will continue to pursue build-to-suit opportunities like the aforementioned 1,124-bed Jenkins Correctional Center we are constructing for the state of Georgia, where the availability of our bed capacity is not in a location acceptable to a customer and where the returns meet our minimum threshold for new investment. Further, we will also continue to pursue purchases of state-owned facilities such as our recent purchase of the 1,798-bed Lake Erie Correctional Institution from the state of Ohio, which we believe represents the first purchase of its kind (e.g. with a management contract) by a private corrections operator of a correctional facility from a state, which we believe signifies that states are looking for innovative solutions to their budgetary challenges. In the long-term, we would like to see continued and meaningful utilization of our remaining capacity and better visibility from our customers before we add any additional capacity on a speculative basis.

We also remain steadfast in our efforts to contain costs. Approximately 64% of our operating expenses consist of salaries and benefits. The turnover rate for correctional officers for our company, and for the corrections industry in general, remains high. Although we have been successful in containing workers’ compensation and medical benefits costs for our employees, such costs continue to increase primarily as a result of continued rising healthcare costs throughout the country. Reducing these staffing costs requires a long-term strategy to control such costs, and we continue to dedicate resources to enhance our benefits, provide training and career development opportunities to our staff and attract and retain quality personnel. Recognizing the challenges we faced as a result of the economic downturn, our efforts to contain costs were intensified, as we implemented a company-wide initiative to improve operating efficiencies, and established a framework for accelerating the process and ensuring continuous delivery over the long-term. We continue to generate favorable results from this initiative.

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

CRITICAL ACCOUNTING POLICIES

The consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States. As such, we are required to make certain estimates, judgments and assumptions that we believe are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. A summary of our significant accounting policies is described in Note 2 to our audited financial statements. The significant accounting policies and estimates which we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following:

Asset impairments. As of December 31, 2011, we had $2.6 billion in long-lived assets, including $103.7 million in long-lived assets, excluding equipment, at five currently idled facilities and $29.0 million invested in a construction project in Trousdale County, Tennessee at which we have suspended construction activities until we have greater clarity around the timing of future bed absorption by our customers. The impairment analyses for each of these facilities excluded the net book value of equipment, as a substantial portion of the equipment is easily transferrable to other Company-owned facilities without significant cost. The carrying values of these facilities as of December 31, 2011, were as follows (in millions):

Diamondback Correctional Facility	$46.8
Huerfano County Correctional Center	21.3
Prairie Correctional Facility	21.6
Queensgate Correctional Facility	12.4
Shelby Training Center	1.6

$103.7

We evaluate the recoverability of the carrying values of our long-lived assets, other than goodwill, when events suggest that an impairment may have occurred. Such events primarily include, but are not limited to, the termination of a management contract or a significant decrease in inmate populations within a correctional facility we own or manage. Accordingly, we tested each of the aforementioned five currently idled facilities for impairment when we were notified by the customer that they would no longer be utilizing such facility. We tested the facility under construction for impairment when we suspended construction of the facility.

We re-perform the impairment analyses on an annual basis for each of the idle facilities and for the suspended construction project, and evaluate on a quarterly basis market developments for the potential utilization of each of these facilities in order to identify events that may cause us to reconsider our most recent assumptions. Such events could include negotiations with a prospective customer for the utilization of an idle facility at terms significantly less favorable than used in our most recent impairment analysis, or changes in legislation surrounding a particular facility that could impact our ability to house certain types of inmates at such facility. Further, a substantial increase in the number of available beds at other facilities we own could lead to a deterioration in market conditions and cash flows that we might be able to obtain under a new management contract at our idle facilities. We have historically secured contracts with customers at existing facilities that were already operational, allowing us to move the existing population to other idle facilities. Although they are not frequently received, an unsolicited offer to purchase any of our idle facilities, or facilities under construction in the case of the Trousdale project, at amounts that are less than the carrying value could also cause us to reconsider the assumptions used in our most recent impairment analysis. We have identified recent prospects to utilize each of the currently idled facilities and do not see any catalysts that would result in an impairment in the near term. However, we can provide no assurance that we will be able to secure management contracts to utilize our idle facilities, or that we will not incur impairment charges in the future.

The estimates of recoverability are initially based on projected undiscounted cash flows that are comparable to historical cash flows from management contracts at similar facilities to the idled facilities and sensitivity analyses that consider reductions to such cash flows. Our sensitivity analyses included reductions in projected cash flows by as much as half of the historical cash flows generated by the respective facility as well as prolonged periods of vacancies. In all cases except for our Shelby Training Center, the projected undiscounted cash flows in our analyses as of December 31, 2011, exceeded the carrying amounts of each facility by material amounts. The Shelby Training Center is a facility much smaller in size than almost all of our other facilities, and was designed as a non-secure juvenile detention facility, which is atypical for our portfolio. In the case of the Shelby Training Center, our estimate of fair value took into consideration proposed purchase prices where third parties have expressed an interest in purchasing this facility, and estimates of the replacement cost of the facility based on our extensive experience in designing and constructing prison facilities. Our estimate of the fair value exceeded the carrying value of this facility.

In the case of the construction project in Trousdale County, Tennessee, we temporarily suspended the construction until we have greater clarity around the timing of future bed absorption by our customers. The $29.0 million carrying amount includes $0.6 million in equipment and $15.2 million of pre-fabricated concrete cells that are constructed and being stored on this site but are transferable to other potential development projects we may commence in the future should we identify a more immediate use. We continually monitor and perform any routine maintenance on these pre-fabricated concrete cells to ensure they maintain their value. We incurred operating expenses of $0.1 million primarily for property insurance, property taxes, and repairs and maintenance for this project during 2011. Our impairment analysis of this project considers both the costs to complete the facility and an estimate of cash flows based on historical cash flows from management contracts at similar facilities. We continue to pursue prospects which would indicate the need for the ultimate completion of construction of the Trousdale County facility, and will continue to monitor developments that may impact our most recent assumptions. Although we are not currently considering a decision to abandon this site, a decision to transfer the pre-fabricated cells to another development project and to abandon the Trousdale County project site would cause us to reconsider our assumptions related to the recoverability of the land and site development costs incurred compared to a prospective sales price we might be able to obtain for the land.

Our evaluations also take into consideration our historical experience in securing new management contracts to utilize facilities that had been previously idled for periods comparable to or in excess of the periods our currently idle facilities have been idle. Such previously idle facilities are currently being operated under contracts that generate cash flows resulting in the recoverability of the net book value of the previously idled facilities by substantial amounts. Due to a variety of factors, the lead time to negotiate contracts with our federal and state partners to utilize idle bed capacity is generally lengthy which has historically resulted in periods of idleness similar to the ones we are currently experiencing at these facilities. As a result of our analyses, we determined each of these assets to have recoverable values in excess of the corresponding carrying values.

By their nature, these estimates contain uncertainties with respect to the extent and timing of the respective cash flows due to potential delays or material changes to historical terms and conditions in contracts with prospective customers that could impact the estimate of cash flows. Notwithstanding the effects the current economy has had on our customers’ demand for prison beds in the short term which has led to our decision to idle certain facilities, we believe the long-term trends favor an increase in the utilization of our correctional facilities and management services. This belief is also based on our experience in operating in recessionary environments and based on our experience in working with governmental agencies faced with significant budgetary challenges which is a primary contributing factor to the lack of appropriated funding to build new bed capacity by the federal and state governments with which we partner.

Goodwill impairments. As of December 31, 2011, we had $12.0 million of goodwill related to certain of our managed-only facilities. We evaluate the carrying value of goodwill during the fourth quarter of each year, in connection with our annual budgeting process, and whenever circumstances indicate the carrying value of goodwill may not be recoverable. Such circumstances primarily include, but are not limited to, the termination of a management contract or a significant decrease in inmate populations within a reporting unit.

In September 2011, the Financial Accounting Standards Board issued Accounting Standards Update ("ASU") 2011-08 that gives companies the option to perform a qualitative assessment that may allow them to skip the annual two-step impairment test. Under the amendments in ASU 2011-08, a company has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. If the two-step impairment test is required, we determine the fair value of a reporting unit using a collaboration of various common valuation techniques, including market multiples and discounted cash flows. We evaluated our goodwill for impairment in the fourth quarter by using the qualitative factors described in ASU 2011-08 and concluded that it was not more likely than not that the fair value of our reporting units was less than the carrying amounts thus allowing us to forego the two-step impairment test. We do not expect our estimates or assumptions used in this analysis to change in the near term such that they would trigger an impairment of goodwill, except for notification of a contract termination or non-renewal of a contract by a customer at a managed-only facility with goodwill. Each of these techniques requires considerable judgment and estimations which could change in the future.

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

We have approximately $3.9 million in net operating losses applicable to various states that we expect to carry forward in future years to offset taxable income in such states. We have a valuation allowance of $0.7 million for the estimated amount of the net operating losses that will expire unused. In addition, we have $5.1 million of state tax credits applicable to various states that we expect to carry forward in future years to offset taxable income in such states. We have a $1.8 million valuation allowance related to state tax credits that are expected to expire unused. Although our estimate of future taxable income is based on current assumptions we believe to be reasonable, our assumptions may prove inaccurate and could change in the future, which could result in the expiration of additional net operating losses or credits. We would be required to establish a valuation allowance at such time that we no longer expected to utilize these net operating losses or credits, which could result in a material impact on our results of operations in the future.

Self-funded insurance reserves. As of December 31, 2011 and 2010, we had $32.7 million and $33.9 million, respectively, in accrued liabilities for employee health, workers’ compensation, and automobile insurance claims. We are significantly self-insured for employee health, workers’ compensation, and automobile liability insurance claims. As such, our insurance expense is largely dependent on claims experience and our ability to control our claims. We have consistently accrued the estimated liability for employee health insurance claims based on our history of claims experience and the estimated time lag between the incident date and the date the cost is paid by us. We have accrued the estimated liability for workers’ compensation and automobile insurance claims based on an actuarial valuation of the outstanding liabilities, discounted to the net present value of the outstanding liabilities, using a combination of actuarial methods used to project ultimate losses. The liability for employee health, workers’ compensation, and automobile insurance includes estimates for both claims incurred and for claims incurred but not reported. These estimates could change in the future. It is possible that future cash flows and results of operations could be materially affected by changes in our assumptions, new developments, or by the effectiveness of our strategies.

Legal reserves. As of December 31, 2011 and 2010, we had $11.3 million and $19.2 million, respectively, in accrued liabilities related to certain legal proceedings in which we are involved. We have accrued our estimate of the probable costs for the resolution of these claims based on a range of potential outcomes. In addition, we are subject to current and potential future legal proceedings for which little or no accrual has been reflected because our current assessment of the potential exposure is nominal. These estimates have been developed in consultation with our General Counsel’s office and, as appropriate, outside counsel handling these matters, and are based upon an analysis of potential results, assuming a combination of litigation and settlement strategies. It is possible that future cash flows and results of operations could be materially affected by changes in our assumptions, new developments, or by the effectiveness of our strategies.

RESULTS OF OPERATIONS

The following table sets forth for the years ended December 31, 2011, 2010, and 2009, the number of facilities we owned and managed, the number of facilities we managed but did not own, and the number of facilities we leased to other operators.

	Effective Date	Owned and Managed	Managed Only	Leased	Total
Facilities as of December 31, 2008		43	22	3	68
Termination of the lease at our owned Queensgate Correctional Facility	January 2009	1	—	(1)	—
Expiration of the management contract for the B.M. Moore Correctional Center	January 2009	—	(1)	—	(1)
Expiration of the management contract for the Diboll Correctional Center	January 2009	—	(1)	—	(1)
Activation of the North Georgia Detention Center	July 2009	—	1	—	1

Facilities as of December 31, 2009		44	21	2	67

Expiration of the management contract for the Gadsden Correctional Institution	July 2010	—	(1)	—	(1)
Commencement of the management contract for the Moore Haven Correctional Facility	July 2010	—	1	—	1
Termination of the management contract for the Hernando County Jail	August 2010	—	(1)	—	(1)
Activation of the Nevada Southern Detention Center	September 2010	1	—	—	1
Commencement of the management contract for the Graceville Correctional Facility	September 2010	—	1	—	1

Facilities as of December 31, 2010		45	21	2	68
Purchase of Lake Erie Correctional Institution	December 2011	1	—	—	1

Facilities as of December 31, 2011		46	21	2	69

Year Ended December 31, 2011 Compared to the Year Ended December 31, 2010

During the year ended December 31, 2011, we generated net income of $162.5 million, or $1.54 per diluted share, compared with net income of $157.2 million, or $1.39 per diluted share, for the previous year. Contributing to the increase in net income for 2011 compared to the previous year was an increase in operating income of $9.0 million, from $323.1 million during 2010 to $332.1 million during 2011 as a result of an increase in average daily inmate populations and new management contracts, partially offset by an increase in general and administrative expenses and depreciation and amortization. Net income per diluted share during 2011 compared with 2010 was favorably impacted by our stock repurchase programs as further described hereafter. Net income during 2010 was negatively impacted by approximately $3.2 million of non-cash charges for the write-off of goodwill and other costs associated with the termination of the management contracts at the Gadsden and Hernando County facilities classified as discontinued operations in the accompanying consolidated financial statements as further described hereafter.

Facility Operations

A key performance indicator we use to measure the revenue and expenses associated with the operation of the facilities we own or manage is expressed in terms of a compensated man-day, which represents the revenue we generate and expenses we incur for one inmate for one calendar day. Revenue and expenses per compensated man-day are computed by dividing facility revenue and expenses by the total number of compensated man-days during the period. We believe the measurement is useful because we are compensated for operating and managing facilities at an inmate per-diem rate based upon actual or minimum guaranteed occupancy levels. We also measure our ability to contain costs on a per-compensated man-day basis, which is largely dependent upon the number of inmates we accommodate. Further, per compensated man-day measurements are also used to estimate our potential profitability based on certain occupancy levels relative to design capacity. Revenue and expenses per compensated man-day for all of the facilities placed into service that we owned or managed, exclusive of those discontinued (see further discussion below regarding discontinued operations), were as follows for the years ended December 31, 2011 and 2010:

	For the Years Ended December 31,
	2011	2010
Revenue per compensated man-day	$58.48	$58.36
Operating expenses per compensated man-day:
Fixed expense	30.57	30.55
Variable expense	9.58	9.61

Total	40.15	40.16

Operating margin per compensated man-day	$18.33	$18.20

Operating margin	31.3%	31.2%

Average compensated occupancy	89.8%	90.2%

Average available beds	90,187	86,803

Average compensated population	81,016	78,319

Revenue

Average compensated population increased 2,697 from 78,319 during the year ended December 31, 2010 to 81,016 during the year ended December 31, 2011. The increase in average compensated population resulted primarily from increases in average compensated population from the state of Florida resulting from the commencement of operations at the 1,884-bed Graceville Correctional Facility and the 985-bed Moore Haven Correctional Facility, as further described in our Managed-Only Facilities section. Further, we experienced increases in average compensated populations from the state of Georgia at two facilities we expanded in May 2010. We also experienced an increase in inmate populations from the United States Marshals Service, or the USMS, at our 1,072-bed Nevada Southern Detention Center, which was completed during the third quarter of 2010. These increases in average compensated populations were partially offset by declines in compensated population at the California City facility after transitioning from housing Federal Bureau of Prisons, or the BOP, inmates during the third quarter of 2010 to housing lower populations from the USMS and U.S. Immigration and Customs Enforcement, or ICE, at this facility during 2011. The management contract with the BOP contained terms requiring us to be compensated at a 95% guaranteed occupancy through the termination of that contract on October 1, 2010.

Our total facility management revenue increased by $60.9 million, or 3.7%, during 2011 compared with 2010 resulting primarily from an increase in revenue of approximately $57.4 million generated by an increase in the average daily compensated population during 2011. Also contributing to the increase in facility management revenue was an increase of 0.2% in the average revenue per compensated man-day resulting in an increase of $3.5 million in facility management revenue.

Business from our federal customers, including the BOP, the USMS, and ICE continues to be a significant component of our business, with federal revenues increasing $31.5 million, or 4.4% from $717.8 million in 2010 to $749.3 million in 2011. Our federal customers generated 43% of our total revenue for both of the years ended December 31, 2011 and 2010.

State revenue increased $26.8 million, or 3.2%, from $838.5 million for the year ended December 31, 2010 to $865.4 million for the year ended December 31, 2011. State revenues increased primarily from the state of Florida as a result of the commencement of operations at the Graceville Correctional facility and the Moore Haven Correctional Facility in the third quarter of 2010. Partially offsetting this increase in state revenues, we experienced a reduction in revenues from the state of Arizona at the Diamondback Correctional Facility after idling the facility in the second quarter of 2010.

Despite these increases in management revenue, economic conditions remain challenging, putting continued pressure on our government partners' budgets. All of our state partners have balanced budget requirements, which may force them to further reduce their expenses if their tax revenues, which typically lag the overall economy, do not meet their expectations. Actions to control their expenses could include reductions in inmate populations through early release programs, alternative sentencing, or inmate transfers from facilities managed by private operators to facilities operated by the state or other local jurisdictions. Further, certain government partners have requested, and additional government partners could request, reductions in per diem rates or request that we forego prospective rate increases in the future as methods of addressing the budget shortfalls they may be experiencing. We believe we have been successful in working with our government partners to help them manage their correctional costs while minimizing the financial impact to us, and will continue to provide unique solutions to their correctional needs. We believe the long-term growth opportunities of our business remain very attractive as certain states consider efficiency and savings opportunities we can provide. Further, we expect insufficient bed development by our partners to result in a return to the supply and demand imbalance that has benefited the private corrections industry.

Operating Expenses

Operating expenses totaled $1,203.4 million and $1,163.8 million for the years ended December 31, 2011 and 2010, respectively. Operating expenses consist of those expenses incurred in the operation and management of adult correctional and detention facilities, and for our inmate transportation subsidiary.

Operating expenses per compensated man-day during the year ended December 31, 2011 decreased slightly from $40.16 in 2010 to $40.15 in 2011. Salaries and benefits represent the most significant component of fixed operating expenses, representing approximately 64% of our operating expenses during 2011 compared with 65% of our operating expenses during 2010. During 2011, salaries and benefits expense at our correctional and detention facilities increased $24.1 million from 2010. We provided wage increases in the third quarter of 2011 to the majority of our employees, the first such wage increase in three years, which resulted in an increase in operating expenses during the second half of 2011. A substantial improvement in the country's employment rate could put added pressure on our wage and turnover rates in certain areas surrounding our facilities, which could negatively impact our operating margins, particularly if we are unable to obtain per diem increases from our government partners. We will continue to monitor compensation levels very closely along with overall economic conditions and will set wage levels necessary to help ensure the long-term success of our business.

Although we did not provide annual wage increases during 2010 to the majority of our employees, our salaries expense during 2010 included $4.1 million, or $0.14 per compensated man-day, of bonuses paid to non-management level staff in-lieu of wage increases. Salaries expense in the prior year was also negatively impacted by the necessary retention of staff during the ramp-down period of inmate populations at our Diamondback, Huerfano, and Prairie facilities.

Notwithstanding the bonus payments reflected during the first half of 2010 and the wage increases provided in 2011, salaries and benefits increased during 2011 periods compared with 2010 most notably as a result of the activation during the third quarter of 2010 of our new Nevada Southern Detention Center and the commencement of two new management contracts at the Graceville Correctional Facility and the Moore Haven Correctional Facility. These increases were partially offset by decreases in salaries and benefits at our Diamondback Correctional Facility and at our California City Correctional Center resulting from idling the Diamondback facility following the termination of a contract from the state of Arizona and a reduction in bed utilization at the California City facility after transitioning from housing BOP inmates until the end of the third quarter of 2010 to housing a lower population from the USMS and ICE at this facility during 2011.

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

In November 2011, we announced our joint decision with the state of Mississippi to cease operations of the 1,172-bed Delta Correctional Facility in Greenwood, Mississippi. We began ramping down the population of approximately 900 inmates from the state-owned Delta facility in December 2011 and completely closed the facility in January 2012. Total revenue at this facility represented less than 1% of our total revenue during 2011, 2010, and 2009.

In late January 2012, the governor of Kentucky submitted his proposed budget which included the transfer of the inmates currently held at one of our facilities to a facility owned by the state of Kentucky that had previously been closed as the result of damage sustained during an inmate disturbance. Based on our conversations with the Kentucky Department of Corrections, we believe that Kentucky will likely remove inmates currently housed in the 656-bed Otter Creek Correctional Center, a facility we own in Wheelwright, Kentucky, by the end of June 2012. Assuming the budget is passed as proposed, we plan to idle the facility if we are unable to identify a partner to utilize the facility. Total revenue at this facility represented less than 1% of our total revenue during 2011, 2010, and 2009.

Based on information available at this filing, other than these specific contracts, we believe we will renew all contracts that have expired or are scheduled to expire within the next twelve months. We believe our renewal rate on existing contracts remains high as a result of a variety of reasons including, but not limited to, the constrained supply of available beds within the U.S. correctional system, our ownership of the majority of the beds we operate, and the quality of our operations.

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

	For the Years Ended December 31,
	2011	2010
Owned and Managed Facilities:
Revenue per compensated man-day	$66.68	$66.30
Operating expenses per compensated man-day:
Fixed expense	32.40	32.40
Variable expense	10.07	10.08

Total	42.47	42.48

Operating margin per compensated man-day	$24.21	$23.82

Operating margin	36.3%	35.9%

Average compensated occupancy	87.4%	88.0%

Average available beds	63,797	62,518

Average compensated population	55,747	55,033

Managed Only Facilities:
Revenue per compensated man-day	$40.39	$39.60
Operating expenses per compensated man-day:
Fixed expense	26.54	26.19
Variable expense	8.51	8.50

Total	35.05	34.69

Operating margin per compensated man-day	$5.34	$4.91

Operating margin	13.2%	12.4%

Average compensated occupancy	95.8%	95.9%

Average available beds	26,390	24,285

Average compensated population	25,269	23,286

Owned and Managed Facilities

Total revenue at our owned and managed facilities increased $25.0 million, from $1,331.7 million in 2010 to $1,356.7 million in 2011. Our operating margins at owned and managed facilities for the year ended December 31, 2011 increased slightly to 36.3% compared with 35.9% for 2010. Facility contribution, or the operating income before interest, taxes, depreciation and amortization, at our owned and managed facilities increased $14.0 million, from $478.5 million during the year ended December 31, 2010 to $492.4 million during the year ended December 31, 2011, an increase of 2.9%. The increase in revenue and facility contribution at our owned and managed facilities is largely the result of the increase in the average compensated population during 2011 of 1.3% over 2010.

The most notable increase in compensated population during the year ended December 31, 2011 occurred at the recently expanded Coffee Correctional Center and Wheeler Correctional Center resulting in increased inmate populations from the state of Georgia at both of these facilities. Further, the activation of the Nevada Southern Detention Center during the fourth quarter of 2010 also contributed to the increase in average compensated population that benefited 2011. Additionally, we experienced increases in compensated populations from the state of California at our North Fork Correctional Facility and Red Rock Correctional Center. Our total revenues increased by $55.7 million at these five facilities during 2011 compared to 2010. Such increases in total revenues were partially offset by declines in revenue at three of our idled facilities, each as further described hereafter.

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

During December 2009, we announced a decision to idle our 1,600-bed Prairie Correctional Facility on or about February 1, 2010 due to low inmate populations at the facility. During 2009, our Prairie facility housed offenders from the states of Minnesota and Washington. However, due to excess capacity in the states' systems, both states reduced the populations held at Prairie throughout 2009. The final transfer of offenders back to the state of Minnesota from the Prairie facility was completed in January 2010, after the state of Washington had removed all of its offenders from the Prairie facility. If we are successful at executing an agreement with the State of California Department of Corrections and Rehabilitation (the “CDCR”) pursuant to their Intent to Award as described hereafter, the beds at the Prairie facility would be fully utilized by the CDCR. Although the state of California has not withdrawn their Intent to Award, we do not believe the state of California will negotiate a contract under the Intent to Award until they determine the impact of the realignment program set forth in their fiscal 2012 budget.

Total revenues at the currently idled Huerfano, Diamondback, and Prairie facilities were $0.1 million and $20.7 million during the years ended December 31, 2011 and 2010, respectively.

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

In May 2011, the U.S. Supreme Court upheld a lower court ruling requiring California to reduce its inmate population to 137.5% of its then current capacity, or to 110,000 inmates, by May 24, 2013. As of December 31, 2011, the adult inmate population held in state of California institutions totaled approximately 132,750 inmates, which did not include the California inmates held in our out-of-state facilities. In connection with this ruling, the court set forth targeted reductions, measured every six months, to inmate populations held in the 33 facilities located in the state of California.

In an effort to meet the Federal court ruling, the fiscal year 2012 budget of the state of California calls for a significant reallocation of responsibilities from state government to local jurisdictions, including housing certain lower level inmates currently the responsibility of the State. This realignment plan commenced on October 1, 2011. The plan is prospective in nature such that inmates housed in state prisons before October 1, 2011 will remain in state custody. The fiscal year 2012 state budget included funding for up to 9,588 beds available to them at four of our facilities currently housing CDCR inmates under the existing agreement. The fiscal year 2013 budget proposed by the governor of California will increase the funding for an additional 270 beds, if approved as currently drafted. It is unclear at this time how realignment may impact the long-term utilization by CDCR of our out of state beds. The return of the California inmates to the state of California would have a significant adverse impact on our financial position, results of operations, and cash flows. We housed approximately 9,300 inmates from the state of California as of December 31, 2011, compared with approximately 10,250 California inmates as of December 31, 2010 due to our strategic decision not to renew the contract for nearly 900 beds at our Florence Correctional Center, where we were able to replace such inmates with additional inmates from the USMS. Approximately 13% of our management revenue for the years ended December 31, 2011 and 2010 was generated from the CDCR.

Managed-Only Facilities

Total revenue at our managed-only facilities increased $35.9 million, from $336.6 million in 2010 to $372.5 million in 2011. Our operating margins increased to 13.2% at our managed-only facilities during the year ended December 31, 2011 compared with 12.4% during the year ended December 31, 2010. The managed-only business remains very competitive which continues to put pressure on per diems resulting in only marginal increases in the managed-only revenue per compensated man-day from existing customers. Revenue per compensated man-day increased 2.0% during the year ended December 31, 2011 compared with the prior year, primarily as a result of a change in mix of inmate populations as we were awarded new management contracts from new customers with per diem rates higher than existing rates, as further described hereafter.

Operating expenses per compensated man-day increased 1.0% to $35.05 during the year ended December 31, 2011 from $34.69 during the prior year. Fixed operating expenses per compensated man-day during 2011 were affected by increases in personnel costs caused largely by the aforementioned July 2011 wage increases, increases in repair and maintenance expenses, increases in utility expenses, as well as supply expenses primarily at the Graceville Correctional Facility and Moore Haven Correctional Facility, both of which commenced operations in the third quarter of 2010 as further described hereafter.

In April 2010, we announced that pursuant to a re-bid of the management contracts at four Florida facilities, two of which we managed at that time, the Florida Department of Management Services ("Florida DMS") indicated its intent to award us the continued management of the 985-bed Bay Correctional Facility, in Panama City, Florida. Additionally, the Florida DMS awarded us management of the 985-bed Moore Haven Correctional Facility in Moore Haven, Florida and the 1,884-bed Graceville Correctional Facility in Graceville, Florida, facilities we did not previously manage. However, we were not selected for the continued management of the 1,520-bed Gadsden Correctional Institution in Quincy, Florida. Each of the facilities is owned by the state of Florida. The contracts contain an initial term of three years and two, two-year renewal options. We assumed management of the Moore Haven and Graceville facilities and transitioned management of the Gadsden facility to another operator during the third quarter of 2010. Our managed-only revenue increased by $28.3 million during the year ended December 31, 2011 compared with the same period in the prior year as a result of these two new management contracts. We have reclassified the results of operations, net of taxes, and the assets and liabilities of the Gadsden facility as discontinued operations upon termination of operations in the third quarter of 2010 for all periods presented.

During the years ended December 31, 2011 and 2010, managed-only facilities generated 9.1% and 8.0%, respectively, of our total facility contribution. We define facility contribution as a facility’s operating income or loss before interest, taxes, goodwill impairment, depreciation, and amortization.

The managed-only business is attractive because it requires little or no upfront investment and relatively modest ongoing capital expenditures. However, we expect the managed-only business to remain competitive. We have also recently seen an increase in the number of opportunities available in the managed-only business, as more government agencies attempt to address their ongoing budget challenges and look to the private sector to help them solve their budget problems. We will pursue such opportunities where we are sufficiently compensated for the risk associated with this competitive business.

General and administrative expense

For the years ended December 31, 2011 and 2010, general and administrative expenses totaled $91.2 million and $84.1 million, respectively. General and administrative expenses consist primarily of corporate management salaries and benefits, professional fees, and other administrative expenses. General and administrative expenses during 2011 included increases in salaries and benefits as well as accruals for incentive compensation, including stock-based compensation, compared with 2010.

Depreciation and amortization

For the years ended December 31, 2011 and 2010, depreciation and amortization expense totaled $108.9 million and $104.1 million, respectively. The increase in depreciation and amortization from 2010 resulted primarily from additional depreciation expense recorded on our capital expenditures, most notably the completion during the third quarter of 2010 of our newly constructed Nevada Southern Detention Center.

Interest expense, net

Interest expense was reported net of interest income and capitalized interest for the years ended December 31, 2011 and 2010. Gross interest expense, net of capitalized interest, was $75.4 million and $73.4 million, respectively, for the years ended December 31, 2011 and 2010. Gross interest expense during these periods was based on outstanding borrowings under our revolving credit facility, our outstanding senior notes, and amortization of loan costs and unused facility fees. We have benefited from relatively low interest rates on our revolving credit facility, which is largely based on the London Interbank Offered Rate (LIBOR). It is possible that LIBOR could increase in the future. Currently, the interest rate on our amended and restated revolving credit facility, which commenced in January 2012, bears interest at a LIBOR plus a margin of 1.50% compared to LIBOR plus a margin of 0.75% during 2011 on our then outstanding revolving credit facility.

Gross interest income was $2.4 million and $2.3 million, respectively, for the years ended December 31, 2011 and 2010. Gross interest income is earned on cash collateral requirements, a direct financing lease, notes receivable, investments, and cash and cash equivalents. Capitalized interest was $1.6 million and $3.9 million during 2011 and 2010, respectively, and was associated with various construction and expansion projects further described under “Liquidity and Capital Resources” hereafter.

Income tax expense

During the years ended December 31, 2011 and 2010, our financial statements reflected an income tax provision of $96.3 million and $94.3 million, respectively, and our effective tax rate was approximately 37.2% and 37.4% during the years ended December 31, 2011 and 2010, respectively. Our effective tax rate is estimated based on our current projection of taxable income and can fluctuate based on changes in these estimates, the implementation of tax planning strategies, changes in federal or state tax rates, changes in tax laws, changes in estimates related to uncertain tax positions, or changes in state apportionment factors, as well as changes in the valuation allowance applied to our deferred tax assets that are based primarily on the amount of state net operating losses and tax credits that could expire unused.

Discontinued operations

As previously described in the "Managed-Only Facilities" section of this Management's Discussion and Analysis, we were not selected for the continued management of the 1,520-bed Gadsden Correctional Institution in Quincy, Florida pursuant to a re-bid of the management contracts at four Florida facilities. We transitioned management of the Gadsden facility to another operator during the third quarter of 2010. In April 2010, we also provided notice to Hernando County, Florida of our intent to terminate the management contract at the 876-bed Hernando County Jail during the third quarter of 2010 due to inadequate financial performance. Accordingly, we reclassified the results of operations, net of taxes, and the assets and liabilities of these two facilities as discontinued operations upon termination of operations in the third quarter of 2010 for all periods presented. These two facilities operated at a loss of $0.4 million, net of taxes, for 2010, inclusive of non-cash charges totaling approximately $3.2 million for the write-off of goodwill and other costs associated with the termination of the management contracts.

Year Ended December 31, 2010 Compared to the Year Ended December 31, 2009

During the year ended December 31, 2010, we generated net income of $157.2 million, or $1.39 per diluted share, compared with net income of $155.0 million, or $1.32 per diluted share, for the year ended December 31, 2009. Contributing to the increase in net income for 2010 compared to 2009 was an increase in operating income of $15.7 million, from $307.4 million during 2009 to $323.1 million during 2010 as a result of an increase in average daily inmate populations and new management contracts, partially offset by an increase in depreciation and amortization.

Net income during 2010 was negatively impacted by approximately $3.2 million of non-cash charges for the write-off of goodwill and other costs associated with the termination of the management contracts at the Gadsden and Hernando County facilities classified as discontinued operations in the accompanying consolidated financial statements as further described hereafter. Net income during 2010 also included $4.1 million of bonuses paid to non-management level staff in-lieu of wage increases. During 2010, these charges amounted to $0.05 per diluted share, after taxes. Net income per diluted share was also favorably impacted by our stock repurchase programs as further described hereafter.

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

Revenue

Average compensated population increased 2,408 from 75,911 during the year ended December 31, 2009 to 78,319 during the year ended December 31, 2010. The increase in average compensated population resulted primarily from increases in average compensated population from the 2,232-bed Adams County Correctional Center which began receiving inmates during the third quarter of 2009 pursuant to a new management contract with the BOP as well as increases in average compensated populations from the state of California. These increases in average compensated populations were partially offset by declines in compensated population resulting from the loss during the first half of 2010 of Arizona inmates at our Diamondback Correctional Facility and Huerfano County Correctional Center.

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

State revenue decreased $10.8 million, or 1.3%, from $849.3 million for the year ended December 31, 2009 to $838.5 million for the year ended December 31, 2010. State revenue declined as certain states, such as the states of Arizona, Washington, and Minnesota, added additional bed capacity within their respective states and reduced the number of inmates housed in facilities we operate, while other states reduced inmate populations in an effort to control their costs and alleviate their extraordinary budget challenges. Additionally, we were notified by the Alaska Department of Corrections during the third quarter of 2009 that we were not selected in Alaska's competitive solicitation to house up to 1,000 inmates from the state of Alaska. The state of Alaska completed the transfer of their inmate population out of our Red Rock facility during the fourth quarter of 2009. Partially offsetting these reductions in state revenue, we continued to receive additional inmates from the state of California throughout 2009 and 2010 as they turned to the private sector to help alleviate their overcrowded correctional system. We housed approximately 10,250 inmates from the state of California as of December 31, 2010, compared with approximately 8,000 California inmates as of December 31, 2009.

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

In November 2009, we announced that we entered into an amendment of our agreement with the CDCR providing the CDCR the ability to house up to 10,468 inmates in five of the facilities we own, an increase from 8,132 inmates under our previous agreement. As of December 31, 2010, we housed approximately 10,250 inmates from the state of California. Approximately 13% of our management revenue for 2010 was generated from the CDCR.

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

In April 2009, we announced that we had been awarded a contract with the BOP to house up to 2,567 federal inmates at our recently completed 2,232-bed Adams County Correctional Center in Mississippi. The four-year contract, awarded as part of the Criminal Alien Requirement 8 Solicitation ("CAR 8"), also provides for up to three two-year renewal options and includes contract provisions that are materially comparable to our other contracts with the BOP, including a 50% guarantee of occupancy during the activation period and a 90% guarantee once the average monthly population at the facility exceeds 50%. During the first half of 2009, we incurred start-up costs of $2.8 million in preparation for the commencement of operations. We received a Notice to Proceed in July 2009 and began receiving inmates during the third quarter of 2009.

During the third quarter of 2009, we were notified by the Alaska Department of Corrections that we were not selected in Alaska's competitive solicitation to house up to 1,000 inmates from the state of Alaska. During the fourth quarter of 2009, the state of Alaska completed the transfer of their inmate population out of our Red Rock facility. As of December 31, 2009, we housed 880 inmates from the states of California, Washington, and Hawaii at the Red Rock facility. The state of California has utilized the beds vacated by Alaska pursuant to the aforementioned amended agreement with the CDCR. As of December 31, 2010, we housed 1,400 inmates from the CDCR at the Red Rock facility.

During December 2009, we announced a decision to idle our 1,600-bed Prairie Correctional Facility on or about February 1, 2010 due to low inmate populations at the facility. During 2009, our Prairie facility housed offenders from the states of Minnesota and Washington. However, due to excess capacity in the states' systems, both states reduced the populations held at Prairie throughout 2009. The final transfer of offenders back to the state of Minnesota from the Prairie facility was completed on January 26, 2010, after the state of Washington had removed all of its offenders from the Prairie facility.

Total revenues at the currently idled Huerfano, Diamondback, and Prairie facilities were $20.7 million during 2010 compared with $78.9 million during 2009.

During January 2010, we announced that pursuant to the Criminal Alien Requirement 10 Solicitation ("CAR 10") our 2,304-bed California City Correctional Center in California was not selected for the continued management of the offenders from the BOP located at this facility. The contract with the BOP at the California City facility had a 95% guaranteed occupancy provision through its expiration on September 30, 2010. In September 2010, we announced a 15-year agreement with California City, California to manage federal populations at the California City facility under an Intergovernmental Service Agreement. The management contract, which is co-terminus with the Intergovernmental Service Agreement, allows the housing of prisoners and detainees from multiple federal agencies. We began ramping USMS populations at the facility in early October 2010 and as of December 31, 2010 housed approximately 1,250 prisoners, which was an accelerated ramp-up of USMS populations than we originally expected at the time the contract commenced. Further, during February 2011, ICE entered into an agreement to begin utilizing available beds at this facility.

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

In April 2010, we announced that pursuant to a re-bid of the management contracts at four Florida facilities, two of which we managed at that time, the Florida DMS indicated its intent to award us the continued management of the 985-bed Bay Correctional Facility, in Panama City, Florida. Additionally, the Florida DMS indicated its intent to award us management of the 985-bed Moore Haven Correctional Facility in Moore Haven, Florida and the 1,884-bed Graceville Correctional Facility in Graceville, Florida, facilities we did not previously manage. However, we were not selected for the continued management of the 1,520-bed Gadsden Correctional Institution in Quincy, Florida. Each of the facilities is owned by the state of Florida. The contracts contain an initial term of three years and two two-year renewal options. We assumed management of the Moore Haven and Graceville facilities and transitioned management of the Gadsden facility to another operator during the third quarter of 2010. We have reclassified the results of operations, net of taxes, and the assets and liabilities of the Gadsden facility as discontinued operations upon termination of operations in the third quarter of 2010 for all periods presented.

General and administrative expense

For the years ended December 31, 2010 and 2009, general and administrative expenses totaled $84.1 million and $86.5 million, respectively. General and administrative expenses consist primarily of corporate management salaries and benefits, professional fees, and other administrative expenses. General and administrative expenses decreased from 2009 primarily as a result of a $4.2 million consulting fee included in 2009 associated with a company-wide initiative to improve operational efficiency.

Depreciation and amortization

For the years ended December 31, 2010 and 2009, depreciation and amortization expense totaled $104.1 million and $99.9 million, respectively. The increase in depreciation and amortization from 2009 resulted primarily from additional depreciation expense recorded on various completed facility expansion and development projects and on our other capital expenditures.

Interest expense, net

Interest expense was reported net of interest income and capitalized interest for the years ended December 31, 2010 and 2009. Gross interest expense, net of capitalized interest, was $73.4 million and $75.5 million, respectively, for the years ended December 31, 2010 and 2009. Gross interest expense during these periods was based on outstanding borrowings under our revolving credit facility, our outstanding senior notes, and amortization of loan costs and unused facility fees. We have benefited from relatively low interest rates on our revolving credit facility, which is largely based on LIBOR.

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

Income tax expense

During the years ended December 31, 2010 and 2009, our financial statements reflected an income tax provision of $94.3 million and $79.5 million, respectively, and our effective tax rate was approximately 37.4% and 34.4% during the years ended December 31, 2010 and 2009, respectively. Income tax expense during the year ended December 31, 2009 includes an income tax benefit of $5.7 million for the reversal of a liability for uncertain tax positions that were effectively settled upon the completion of an audit by the Internal Revenue Service during the third quarter of 2009. Our effective tax rate is estimated based on our current projection of taxable income and can fluctuate based on changes in these estimates, the implementation of tax planning strategies, changes in federal or state tax rates, changes in tax laws, changes in estimates related to uncertain tax positions, or changes in state apportionment factors, as well as changes in the valuation allowance applied to our deferred tax assets that are based primarily on the amount of state net operating losses and tax credits that could expire unused.

Discontinued operations

In May 2008, we notified the Bay County Commission of our intention to exercise our option to terminate the operational management contract for the 1,150-bed Bay County Jail and Annex in Panama City, Florida, effective October 9, 2008. The Bay County Jail and Annex incurred a loss of $0.7 million (primarily pertaining to negative developments in outstanding legal matters), net of taxes, during the year ended December 31, 2009, which is reported as discontinued operations.

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

As previously described in the "Managed-Only Facilities" section of this Management's Discussion and Analysis, we were not selected for the continued management of the 1,520-bed Gadsden Correctional Institution in Quincy, Florida pursuant to a re-bid of the management contracts at four Florida facilities. We transitioned management of the Gadsden facility to another operator during the third quarter of 2010. In April 2010, we also provided notice to Hernando County, Florida of our intent to terminate the management contract at the 876-bed Hernando County Jail during the third quarter of 2010 due to inadequate financial performance. Accordingly, we reclassified the results of operations, net of taxes, and the assets and liabilities of these two facilities as discontinued operations upon termination of operations in the third quarter of 2010 for all periods presented. These two facilities operated at a loss of $0.4 million and a profit of $4.4 million, net of taxes, for 2010 and 2009, respectively, inclusive of non-cash charges totaling approximately $3.2 million during 2010 for the write-off of goodwill and other costs associated with the termination of the management contracts.

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

As of December 31, 2011, our liquidity was provided by cash on hand of $55.8 million, and $156.7 million available under our then outstanding $450.0 million revolving credit facility. During the year ended December 31, 2011 and 2010, we generated $351.1 million and $255.5 million, respectively, in cash through operating activities, and as of December 31, 2011, we had net working capital of $161.1 million. We currently expect to be able to meet our cash expenditure requirements for the next year utilizing these resources. None of our outstanding debt requires scheduled principal repayments, and we have no debt maturities until March 2013.

During January 2012, we entered into an amended and restated senior secured revolving credit facility expanding the total capacity up to $785.0 million aggregate principal amount through December 2016 from the existing $450.0 million revolving credit facility that was scheduled to mature in December 2012. The amended and restated revolving credit facility matures in December 2016, and interest is based on either a base rate plus a varying margin ranging from 0.25% to 1.00% or a LIBOR plus a varying margin of 1.25% to 2.00% based on our leverage ratio. In addition to refinancing the $450.0 million revolving credit facility, the amended and restated revolving credit facility was used to provide the financing for the tender offer of $57.5 million of our existing 6.25% $375.0 million senior notes due 2013 and the payment of fees, commissions and expenses in connection with the foregoing as well as for other general corporate purposes. Following the tender offer, we used $277.5 million of the amended and restated revolving credit facility to redeem additional outstanding 6.25% senior notes due 2013 to bring the balance of the notes outstanding to $40.0 million following this financing transaction. In connection with these transactions, we expect to record a charge in the first quarter of 2012 of $1.4 million to $1.9 million associated with the write-off of loan costs and fees associated with the tender for the 6.25% senior notes.

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

Facility development and capital expenditures

In September 2010, we announced we had been awarded a contract by the Georgia Department of Corrections to manage up to 1,150 male inmates in the Jenkins Correctional Center, which will be constructed, owned and operated by us in Millen, Georgia. We commenced development of the new Jenkins Correctional Center during the third quarter of 2010, with an estimated total construction cost of approximately $51.0 million. Construction is expected to be completed during the first quarter of 2012 and the remaining cost to complete this construction as of December 31, 2011 was approximately $5.2 million. The contract has an initial one-year base term with 24 one-year renewal options. Additionally, the contract provides for a population guarantee of 90% following a 120-day ramp-up period.

In September 2011, we announced that we entered into a contract with the state of Ohio to purchase the 1,798-bed Lake Erie Correctional Institution located in Conneaut, Ohio. We purchased the 1,798-bed Lake Erie facility in late December 2011, which was constructed in 1999, for a purchase price of approximately $73.0 million and we expect to invest approximately $3.1 million in capital improvements. We also entered into a management contract to manage state of Ohio inmates at this facility, which commenced on January 1, 2012 and has an initial term of twenty years with unlimited renewal options subject to appropriations and mutual agreement. The management contract also provides a guaranteed occupancy of 90% following a transition period.

In October 2011, we announced that pursuant to a competitive re-bid we have received a new contract from the BOP for the expansion and continued management of our McRae Correctional Facility in McRae, Georgia. Under the new contract we will have the ability to house up to 2,275 male inmates for the BOP after completing a 454-bed expansion of the

McRae facility. We began the 454-bed expansion of the McRae facility late in the fourth quarter of 2011 and expect construction to be complete in the fourth quarter of 2012. The total cost of the expansion is estimated to be $17.1 million.

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

As of December 31, 2011, we have invested approximately $44.0 million to acquire property, conduct environmental studies, obtain building permits, and complete various other design activities. We have developed plans to build a detention facility and a construction timeline that coincides with the expiration of the ground lease with the County of San Diego. We currently estimate the total construction cost, inclusive of land and site development costs already incurred, will range from approximately $142.0 million to $150.0 million. We plan to use this new facility to house the existing federal inmate populations at the San Diego Correctional Facility. However, we can provide no assurance that we will be able to retain these inmate populations.

During the year ended December 31, 2011, we capitalized $47.9 million of facility maintenance and technology related expenditures, compared with $43.1 million during the year ended December 31, 2010. We currently expect to incur approximately $50.0 million to $55.0 million in facility maintenance and information technology capital expenditures during 2012, and approximately $30.0 million to $35.0 million on prison development and expansions. We also currently expect to pay approximately $99.0 million to $105.0 million in federal and state income taxes during 2012, compared with $70.3 million during 2011 and $61.4 million during 2010. Income taxes paid in 2010 reflect the favorable tax depreciation provisions on qualified assets under the Small Business Jobs and Credit Act of 2010. Income taxes paid in 2011 reflect the favorable tax depreciation provisions of the Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010. The latest tax Act increases the amount of "bonus" depreciation for tax purposes that can be deducted for qualifying assets placed into service, from 50% during 2010 to 100% for qualifying assets placed into service after September 8, 2010 and throughout 2011, reverting to 50% during 2012.

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

We will also continue to pursue additional opportunities to purchase and subsequently manage existing government-owned facilities under a program recently announced as our “Corrections Investment Initiative”. This program follows the success of our recent transaction with the state of Ohio whereby we purchased an existing 1,798-bed facility owned by the state and entered into a twenty year contract to manage the facility for the state of Ohio. This initiative provides our government partners with an opportunity to manage their challenging corrections budgets by providing meaningful upfront cash proceeds as well as future operational cost savings. At the Ohio facility we recently purchased, we are also modernizing the systems and enhancing operational efficiencies at the facility which are expected to contribute to the operational cost savings.

Share repurchase program

In August 2011, our Board of Directors approved an increase in the aggregate amount under our previously announced share repurchase program from $350.0 million to $500.0 million after expanding the authorization in May 2011 by $100.0 million from the $250.0 million originally approved by the Board in February 2010. Our Board also authorized the extension of the share repurchase program through June 30, 2013. The program is intended to be implemented through purchases made from time to time in the open market or in privately negotiated transactions in accordance with SEC requirements. Given current market conditions and available bed capacity within our portfolio, we believe that it is appropriate to use our capital resources to repurchase common stock at prices which would equal or exceed the rates of return we require when we invest in new beds. From February 2010 through December 31, 2011, we have completed the purchase of 17.7 million shares at a total cost, including commissions, of $383.2 million. Including shares repurchased under a previous stock repurchase program authorized by the Board in November 2008, through December 31, 2011 we have repurchased 28.4 million shares of our common stock at an average cost per share of $17.91, representing 22.6% of the total shares outstanding prior to the initiation of the first program. Further, we have repurchased this $508.2 million of our common stock while improving our leverage ratios.

Although we had $117.2 million remaining at December 31, 2011 under the stock repurchase program authorized by our Board, we are limited in the amount of stock we may repurchase under terms of our debt agreements. As of December 31, 2011, we had approximately $46.6 million in capacity under the restricted payment limitations, after taking into consideration the net income generated during the fourth quarter of 2011. The restricted payment limitations increase quarterly based generally on 50% of our net income.

Summary of debt

As of December 31, 2011, the interest rates on all our outstanding indebtedness are fixed, with the exception of the interest rate applicable to $265.0 million outstanding under our then outstanding revolving credit facility, with a total weighted average effective interest rate of 6.4%, while our total weighted average maturity was 2.8 years. The January 2012 refinancing lowered our total weighted average interest rate from 6.4% to 5.3% and extended our weighted average debt maturity from 2.8 years to 4.7 years. Although we increased our exposure to variable rate debt, we believe we have the ability to fix the interest rate on some or all of this debt through the issuance of new debt securities or otherwise enter into swap arrangements when we determine that market conditions for such transactions are favorable. On June 3, 2011, Moody's raised our senior unsecured debt rating to "Ba1" from "Ba2" and revised the outlook on our debt rating from positive to stable. Standard & Poor’s Ratings Services currently rates our unsecured debt and corporate credit as “BB”. On February 7, 2012, Fitch Ratings assigned a rating of "BBB-" to our revolving credit facility and "BB+" ratings to our unsecured debt and corporate credit.

We have the ability to fund our capital expenditure requirements, including the aforementioned construction projects, as well as our facility maintenance and information technology expenditures, working capital, debt service requirements, and the stock repurchase program, with cash on hand, net cash provided by operations, and borrowings available under our amended and restated revolving credit facility.

Operating Activities

Our net cash provided by operating activities for the year ended December 31, 2011 was $351.1 million compared with $255.5 million in 2010 and $314.7 million in 2009. Cash provided by operating activities represents the year to date net income plus depreciation and amortization, changes in various components of working capital, and various non-cash charges, including primarily deferred income taxes, goodwill impairment, and expenses associated with debt refinancing transactions. The increase in cash provided by operating activities during 2011 was primarily due to the increase in operating income and favorable fluctuations in working capital balances during 2011 compared to the same period in 2010, most notably the collection during the first quarter of 2011 of past due accounts receivable outstanding at December 31, 2010, from the state of California.

Investing Activities

Our cash flow used in investing activities was $172.0 million for the year ended December 31, 2011, and was primarily attributable to capital expenditures during the year of $173.9 million, including $125.7 million for the expansion and development activities previously discussed herein, and $48.3 million for facility maintenance and information technology capital expenditures. Our cash flow used in investing activities was $144.2 million for the year ended December 31, 2010, and was primarily attributable to capital expenditures during the year of $143.7 million, including $101.8 million for expansion and development activities and $41.8 million for facility maintenance and information technology capital expenditures. During the year ended December 31, 2009, our cash flow used in investing activities was $143.9 million, primarily resulting from capital expenditures of $143.0 million, including $94.3 million for expansion and development activities and $48.6 million for facility maintenance and information technology capital expenditures.

Financing Activities

Our cash flow used in financing activities was $148.7 million for the year ended December 31, 2011 and was primarily attributable to paying $239.8 million to purchase common stock, including $237.6 million in connection with the aforementioned stock repurchase program and $2.2 million for the purchase and retirement of common stock that was issued in connection with equity-based compensation. Partially offsetting the cash flows used to purchase common stock, cash flows used in financing activities included $87.0 million of net proceeds from borrowings on our revolving credit facility. Further, these payments were also offset by the cash flows associated with exercising stock options, including the related income tax benefit of equity compensation, totaling $4.1 million during 2011.

Our cash flow used in financing activities was $131.7 million for the year ended December 31, 2010 and was primarily attributable to paying $148.8 million to purchase common stock, including $145.7 million in connection with the aforementioned stock repurchase program and $3.1 million for the purchase and retirement of common stock that was issued in connection with equity-based compensation. These cash outflows were partially offset by cash flows associated with exercising stock options, including the related income tax benefit of equity compensation, totaling $11.0 million, and by $6.2 million in net proceeds from borrowings on our revolving credit facility.

Our cash flow used in financing activities was $159.0 million for the year ended December 31, 2009 and was primarily attributable to paying $125.7 million to purchase common stock, including $110.4 million in connection with the aforementioned stock repurchase program and $15.3 million for the purchase and retirement of common stock that was issued in connection with equity-based compensation. These cash outflows were partially offset by cash flows associated with exercising stock options, including the related income tax benefit of equity compensation. Our cash flow used in financing activities also included $45.4 million in net repayments on our revolving credit facility.

Contractual Obligations

The following schedule summarizes our contractual obligations by the indicated period as of December 31, 2011 (in thousands):

	Payments Due By Year Ended December 31,
	2012	2013	2014	2015	2016	Thereafter	Total
Long-term debt	$265,000	$375,000	$150,000	$—	$—	$465,000	$1,255,000
Interest on senior notes	69,600	57,881	41,100	36,038	36,038	18,019	258,676
Contractual facility expansions	23,038	—	—	—	—	—	23,038
Operating leases	6,122	6,142	6,162	4,794	2,112	26,188	51,520

Total contractual cash obligations	$363,760	$439,023	$197,262	$40,832	$38,150	$509,207	$1,588,234

The cash obligations in the table above do not reflect the refinancing activities completed during the first quarter of 2012. The cash obligations also do not include future cash obligations for variable interest expense associated with our outstanding revolving credit facility as projections would be based on future outstanding balances as well as future variable interest rates, and we are unable to make reliable estimates of either. Further, the cash obligations in the table above also do not include future cash obligations for uncertain tax positions as we are unable to make reliable estimates of the timing of such payments, if any, to the taxing authorities. We had $28.3 million of letters of credit outstanding at December 31, 2011 primarily to support our requirement to repay fees and claims under our workers’ compensation plan in the event we do not repay the fees and claims due in accordance with the terms of the plan. The letters of credit are renewable annually. We did not have any draws under any outstanding letters of credit during 2011, 2010, or 2009. The contractual facility expansions included in the table above represent expansion or development projects for which we have already entered into a contract with a customer that obligates us to complete the expansion or development project. Certain of our other ongoing construction and expansion projects are not currently under contract and thus are not included as a contractual obligation above as we may generally suspend or terminate such projects without substantial penalty.

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

Our primary market risk exposure is to changes in U.S. interest rates. We are exposed to market risk related to our revolving credit facility because the interest rate on our revolving credit facility is subject to fluctuations in the market. If the interest rate for our outstanding indebtedness under the revolving credit facility was 100 basis points higher or lower during the years ended December 31, 2011, 2010 and 2009, our interest expense, net of amounts capitalized, would have been increased or decreased by $1.6 million, $2.1 million, and $2.4 million, respectively. During the first quarter 2012, we increased the amount of variable rate debt outstanding when we repaid $335.0 million of our 6.25% senior notes with borrowings available under our newly expanded revolving credit facility.

As of December 31, 2011, we had outstanding $375.0 million of senior notes due 2013 with a fixed interest rate of 6.25%, $150.0 million of senior notes due 2014 with a fixed interest rate of 6.75%, and $465.0 million of senior notes due 2017 with a fixed interest rate of 7.75%. Because the interest rates with respect to these instruments are fixed, a hypothetical 100 basis point increase or decrease in market interest rates would not have a material impact on our financial statements.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on management’s assessment and those criteria, management believes that, as of December 31, 2011, the Company's internal control over financial reporting was effective.

The Company’s independent registered public accounting firm, Ernst & Young LLP, has issued an attestation report on the Company’s internal control over financial reporting. That report begins on page 72.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the fourth fiscal quarter that have materially affected, or are likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Corrections Corporation of America and Subsidiaries

We have audited Corrections Corporation of America and Subsidiaries’ internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Corrections Corporation of America and Subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Corrections Corporation of America and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Corrections Corporation of America and Subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2011 of Corrections Corporation of America and Subsidiaries and our report dated February 27, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Ernst & Young LLP

Nashville, Tennessee

February 27, 2012

ITEM 9B.	OTHER INFORMATION.

None.

PART III.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this Item 10 will appear in, and is hereby incorporated by reference from, the information under the headings “Proposal 1 – Election of Directors-Directors Standing for Election,” “Executive Officers-Information Concerning Executive Officers Who Are Not Directors,” “Corporate Governance – Board of Directors Meetings and Committees,” “Corporate Governance – Independence and Financial Literacy of Audit Committee Members,” and “Security Ownership of Certain Beneficial Owners and Management – Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement for the 2012 Annual Meeting of Stockholders.

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

The information required by this Item 11 will appear in, and is hereby incorporated by reference from, the information under the headings “Executive and Director Compensation” and “Compensation Committee Interlocks and Insider Participation” in our definitive proxy statement for the 2012 Annual Meeting of Stockholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this Item 12 will appear in, and is hereby incorporated by reference from, the information under the heading “Security Ownership of Certain Beneficial Owners and Management – Ownership of Common Stock” in our definitive proxy statement for the 2012 Annual Meeting of Stockholders.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth certain information as of December 31, 2011 regarding compensation plans under which our equity securities are authorized for issuance.

	(a)	(b)	(c)
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted –Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plan (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by stockholders	3,652,817	$18.63	12,789,711	(1)
Equity compensation plans not approved by stockholders	—	—	—

Total	3,652,817	$18.63	12,789,711

(1)	Reflects shares of common stock available for issuance under our Amended and Restated 2008 Stock Incentive Plan and our Non-Employee Directors’ Compensation Plan, the only equity compensation plans approved by our stockholders under which we continue to grant awards.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this Item 13 will appear in, and is hereby incorporated by reference from, the information under the heading “Corporate Governance – Certain Relationships and Related Transactions” and “Corporate Governance – Director Independence” in our definitive proxy statement for the 2012 Annual Meeting of Stockholders.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by this Item 14 will appear in, and is hereby incorporated by reference from, the information under the heading “Proposal 2 – Ratification of Appointment of Independent Registered Public Accounting Firm” in our definitive proxy statement for the 2012 Annual Meeting of Stockholders.

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

Consolidated Financial Statements of Corrections Corporation of America and Subsidiaries

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of

Corrections Corporation of America and Subsidiaries

We have audited the accompanying consolidated balance sheets of Corrections Corporation of America and Subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Corrections Corporation of America and Subsidiaries at December 31, 2011 and 2010, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Corrections Corporation of America and Subsidiaries’ internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Ernst & Young LLP

Nashville, Tennessee

February 27, 2012

CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	December 31,
	2011	2010
ASSETS
Cash and cash equivalents	$55,832	$25,505
Accounts receivable, net of allowance of $1,218 and $1,568, respectively	271,217	305,305
Deferred tax assets	11,768	14,132
Prepaid expenses and other current assets	18,764	31,196
Current assets of discontinued operations	1,848	2,155

Total current assets	359,429	378,293

Property and equipment, net	2,608,918	2,549,295

Restricted cash	5,013	6,756
Investment in direct financing lease	9,233	10,798
Goodwill	11,988	11,988
Other assets	25,050	26,092
Non-current assets of discontinued operations	—	6

Total assets	$3,019,631	$2,983,228

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued expenses	$196,667	$203,796
Income taxes payable	605	476
Current liabilities of discontinued operations	1,090	1,583

Total current liabilities	198,362	205,855

Long-term debt	1,245,014	1,156,568
Deferred tax liabilities	136,503	118,245
Other liabilities	31,730	31,689

Total liabilities	1,611,609	1,512,357

Commitments and contingencies

Preferred stock—$0.01 par value; 50,000 shares authorized; none issued and outstanding at December 31, 2011 and 2010, respectively	—	—
Common stock—$0.01 par value; 300,000 shares authorized; 99,528 and 109,754 shares issued and outstanding at December 31, 2011 and 2010, respectively	995	1,098
Additional paid-in capital	1,129,435	1,354,691
Retained earnings	277,592	115,082

Total stockholders’ equity	1,408,022	1,470,871

Total liabilities and stockholders’ equity	$3,019,631	$2,983,228

The accompanying notes are an integral part of these consolidated financial statements.

CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	For the Years Ended December 31,
	2011	2010	2009
REVENUE:
Management and other	$1,733,409	$1,672,474	$1,626,728
Rental	2,204	2,557	2,165

	1,735,613	1,675,031	1,628,893

EXPENSES:
Operating	1,203,400	1,163,771	1,135,055
General and administrative	91,227	84,148	86,537
Depreciation and amortization	108,931	104,051	99,939

	1,403,558	1,351,970	1,321,531

OPERATING INCOME	332,055	323,061	307,362

OTHER (INCOME) EXPENSE:
Interest expense, net	72,940	71,127	72,780
Expenses associated with debt refinancing transactions	—	—	3,838
Other (income) expense	304	40	(139)

	73,244	71,167	76,479

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	258,811	251,894	230,883
Income tax expense	(96,301)	(94,297)	(79,541)

INCOME FROM CONTINUING OPERATIONS	162,510	157,597	151,342
Income (loss) from discontinued operations, net of taxes	—	(404)	3,612

NET INCOME	$162,510	$157,193	$154,954

BASIC EARNINGS PER SHARE:
Income from continuing operations	$1.55	$1.41	$1.30
Income (loss) from discontinued operations, net of taxes	—	(0.01)	0.03

Net income	$1.55	$1.40	$1.33

DILUTED EARNINGS PER SHARE:
Income from continuing operations	$1.54	$1.39	$1.29
Income (loss) from discontinued operations, net of taxes	—	—	0.03

Net income	$1.54	$1.39	$1.32

The accompanying notes are an integral part of these consolidated financial statements.

CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Years Ended December 31,
	2011	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$162,510	$157,193	$154,954
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	108,931	106,273	100,803
Goodwill impairment	—	1,684	—
Amortization of debt issuance costs and other non-cash interest	4,331	4,250	4,017
Expenses associated with debt refinancing transactions	—	—	3,838
Deferred income taxes	19,321	26,203	22,622
Other non-cash items	1,559	645	503
Income tax benefit of equity compensation	(1,962)	(4,371)	(6,896)
Non-cash equity compensation	10,384	9,646	9,828
Changes in assets and liabilities, net:
Accounts receivable, prepaid expenses and other assets	46,941	(70,964)	20,767
Accounts payable, accrued expenses and other liabilities	(2,456)	21,049	(2,672)
Income taxes payable	1,517	3,907	6,927

Net cash provided by operating activities	351,076	255,515	314,691

CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for facility development and expansions	(125,682)	(101,820)	(94,313)
Expenditures for other capital improvements	(48,258)	(41,843)	(48,644)
Decrease in restricted cash	1,749	—	—
Proceeds from sale of assets	885	86	273
Increase in other assets	(2,248)	(1,875)	(2,285)
Payments received on direct financing lease and notes receivable	1,515	1,229	1,089

Net cash used in investing activities	(172,039)	(144,223)	(143,880)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of debt	383,623	171,167	587,478
Principal repayments of debt	(296,589)	(165,000)	(631,334)
Payment of debt issuance and other refinancing and related costs	—	—	(11,485)
Proceeds from exercise of stock options	2,137	6,601	15,166
Purchase and retirement of common stock	(239,847)	(148,830)	(125,701)
Income tax benefit of equity compensation	1,962	4,371	6,896

Net cash used in financing activities	(148,714)	(131,691)	(158,980)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	30,323	(20,399)	11,831

CASH AND CASH EQUIVALENTS, beginning of year	25,509	45,908	34,077

CASH AND CASH EQUIVALENTS, end of year	$55,832	$25,509	$45,908

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest (net of amounts capitalized of $1,584, $3,922, and $1,582 in 2011, 2010, and 2009, respectively)	$71,002	$69,121	$74,466

Income taxes	$70,341	$61,396	$63,534

The accompanying notes are an integral part of these consolidated financial statements.

CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2011, 2010, AND 2009

(in thousands)

	Common Stock		Additional Paid-In	Retained Earnings	Total Stockholders’
	Shares	Par Value	Capital	(Deficit)	Equity
BALANCE, December 31, 2008	124,673	$1,247	$1,576,177	$(197,065)	$1,380,359

Comprehensive income:
Net income	—	—	—	154,954	154,954

Total comprehensive income	—	—	—	154,954	154,954

Issuance of common stock	3	—	50	—	50

Retirement of common stock	(10,314)	(103)	(123,631)	—	(123,734)

Amortization of restricted stock compensation, net of forfeitures	(30)	—	5,719	—	5,719
Stock option compensation expense, net of forfeitures	—	—	4,059	—	4,059

Income tax benefit of equity compensation	—	—	5,973	—	5,973

Restricted stock grant	135	1	(1)	—	—

Stock options exercised	1,495	15	15,151	—	15,166

BALANCE, December 31, 2009	115,962	$1,160	$1,483,497	$(42,111)	$1,442,546

(Continued)

CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2011, 2010, AND 2009

(in thousands)

	Common Stock		Additional Paid- In Capital	Retained Earnings (Deficit)	Total Stockholders’ Equity
	Shares	Par value
BALANCE, December 31, 2009	115,962	$1,160	$1,483,497	$(42,111)	$1,442,546

Comprehensive income:
Net income	—	—	—	157,193	157,193

Total comprehensive income	—	—	—	157,193	157,193

Issuance of common stock	2	—	47	—	47

Retirement of common stock	(7,288)	(73)	(148,879)	—	(148,952)

Amortization of restricted stock compensation, net of forfeitures	(26)	—	5,508	—	5,508

Stock option compensation expense, net of forfeitures	—	—	4,091	—	4,091

Income tax benefit of equity compensation	—	—	3,837	—	3,837

Restricted stock grant	293	3	(3)	—	—

Stock options exercised	811	8	6,593	—	6,601

BALANCE, December 31, 2010	109,754	$1,098	$1,354,691	$115,082	$1,470,871

(Continued)

CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2011, 2010, AND 2009

(in thousands)

(Continued)

	Common Stock		Additional Paid-In	Retained	Total Stockholders’
	Shares	Par value	Capital	Earnings	Equity
BALANCE, December 31, 2010	109,754	$1,098	$1,354,691	$115,082	$1,470,871

Comprehensive income:
Net income	—	—	—	162,510	162,510

Total comprehensive income	—	—	—	162,510	162,510

Issuance of common stock	3	—	51	—	51

Retirement of common stock	(10,661)	(107)	(239,618)	—	(239,725)

Amortization of restricted stock compensation, net of forfeitures	(22)	—	6,123	—	6,123

Stock option compensation expense, net of forfeitures	—	—	4,210	—	4,210

Income tax benefit of equity compensation	—	—	1,845	—	1,845

Restricted stock grant	186	2	(2)	—	—

Stock options exercised	268	2	2,135	—	2,137

BALANCE, December 31, 2011	99,528	$995	$1,129,435	$277,592	$1,408,022

The accompanying notes are an integral part of these consolidated financial statements.

CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011, 2010 AND 2009

1.	ORGANIZATION AND OPERATIONS

Corrections Corporation of America (together with its subsidiaries, the “Company” or “CCA”) is the nation’s largest owner and operator of privatized correctional and detention facilities and one of the largest prison operators in the United States, behind only the federal government and three states. As of December 31, 2011, CCA owned 48 correctional and detention facilities, two of which CCA leased to other operators. At December 31, 2011, CCA operated 67 facilities, including 46 facilities that it owned, located in 20 states and the District of Columbia. CCA is also constructing an additional 1,124-bed correctional facility under a contract awarded by the Georgia Department of Corrections in Millen, Georgia that is currently expected to be completed during the first quarter of 2012.

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

Restricted Cash

Restricted cash at December 31, 2011 and 2010 of $5.0 million and $6.8 million, respectively, is restricted for a capital improvements, replacements, and repairs reserve.

Accounts Receivable and Allowance for Doubtful Accounts

At December 31, 2011 and 2010, accounts receivable of $271.2 million and $305.3 million were net of allowances for doubtful accounts totaling $1.2 million and $1.6 million, respectively. Accounts receivable consist primarily of amounts due from federal, state, and local government agencies for operating and managing prisons and other correctional facilities and providing inmate residential and prisoner transportation services.

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

Investment in Direct Financing Lease

Investment in direct financing lease represents the portion of CCA’s management contract with a governmental agency that represents lease payments on buildings and equipment. The lease is accounted for using the financing method and, accordingly, the minimum lease payments to be received over the term of the lease less unearned income are capitalized as CCA’s investment in the lease. Unearned income is recognized as income over the term of the lease using the interest method.

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

Fair Value of Financial Instruments

To meet the reporting requirements of ASC 825, “Financial Instruments”, CCA calculates the estimated fair value of financial instruments using market interest rates and quoted market prices of similar instruments or discounted cash flow techniques with observable Level 2 inputs, as defined in ASC 820, “Fair Value Measurement”. At December 31, 2011 and 2010, there were no material differences between the carrying amounts and the estimated fair values of CCA’s financial instruments, other than as follows (in thousands):

	December 31,
	2011		2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Investment in direct financing lease	$10,798	$12,613	$12,185	$14,439
Note receivable from APM	$4,749	$7,825	$4,880	$7,970
Debt	$(1,245,014)	$(1,302,550)	$(1,156,568)	$(1,206,347)

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

CCA derives its revenues primarily from amounts earned under federal, state, and local government management contracts. For the years ended December 31, 2011, 2010 and 2009, federal correctional and detention authorities represented 43%, 43%, and 40%, respectively, of CCA’s total revenue. Federal correctional and detention authorities consist primarily of the Federal Bureau of Prisons (“BOP”), the United States Marshals Service (“USMS”), and the U.S. Immigration and Customs Enforcement (“ICE”). The BOP accounted for 12%, 15%, and 13% of total revenue for 2011, 2010, and 2009, respectively. The USMS accounted for 20%, 16%, and 15% of total revenue for 2011, 2010, and 2009, respectively. ICE accounted for 12% of total revenue for each of 2011, 2010, and 2009. These federal customers have management contracts at facilities CCA owns and at facilities CCA manages but does not own. Additionally, CCA’s management contracts with state correctional authorities represented 50%, 50%, and 52% of total revenue during the years ended December 31, 2011, 2010, and 2009, respectively. The State of California Department of Corrections and Rehabilitation (the “CDCR”) accounted for 13%, 13%, and 11% of total revenue for the years ended December 31, 2011, 2010, and 2009, respectively. No other customer generated more than 10% of total revenue during 2011, 2010, or 2009. Although the revenue generated from each of these agencies is derived from numerous management contracts, the loss of one or more of such contracts could have a material adverse impact on CCA’s financial condition and results of operations.

In June 2011, the state of California passed the fiscal year 2012 state budget which included funding for up to 9,588 beds available to them at the four CCA facilities currently housing CDCR inmates under an existing agreement. Further, the fiscal year 2012 budget calls for a significant reallocation of responsibilities from state government to local jurisdictions, including housing certain lower level inmates currently the responsibility of the State. This realignment plan commenced on October

1, 2011. The plan is prospective in nature such that inmates housed in state prisons before October 1, 2011 will remain in state custody. It is unclear at this time how the realignment plan may impact the long-term utilization by CDCR of CCA's out of state beds.

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

Accounting for Stock-Based Compensation

Restricted Stock

CCA accounts for restricted stock-based compensation under the recognition and measurement principles of ASC 718, “Compensation-Stock Compensation”. CCA amortizes the fair market value as of the grant date of restricted stock awards over the vesting period using the straight-line method. The fair market value of performance-based restricted stock is amortized over the vesting period as long as CCA expects to meet the performance criteria. If achievement of the performance criteria becomes improbable, an adjustment is made to reverse the expense previously recognized.

Stock Options

CCA’s stock option plans are described more fully in Note 14. CCA accounts for those plans under the recognition and measurement principles of ASC 718. All options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

3.	GOODWILL

Goodwill for continuing operations was $12.0 million as of December 31, 2011 and 2010 and was associated with facilities CCA manages but does not own. This goodwill was established in connection with the acquisitions of two service companies during 2000. ASC 350, “Intangibles-Goodwill and Other”, establishes accounting and reporting requirements for goodwill and other intangible assets. In September 2011, CCA early adopted the Financial Accounting Standards Board's Accounting Standards Update (“ASU”) 2011-08 that gives companies the option to perform a qualitative assessment that may allow them to skip the annual two-step impairment test. Under the amendments in ASU 2011-08, a company has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. If the two-step impairment test is required, CCA determines the fair value of a reporting unit using a collaboration of various common valuation techniques, including market multiples and discounted cash flows. These impairment tests are required to be performed at least annually. CCA performed its impairment tests during the fourth quarter, in connection with CCA’s annual budgeting process, and concluded no additional impairments had occurred. CCA will perform these impairment tests at least annually and whenever circumstances indicate the carrying value of goodwill may not be recoverable.

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

At December 31, 2011, CCA owned 50 real estate properties, including 48 correctional and detention facilities, two of which CCA leased to other operators, and two corporate office buildings. At December 31, 2011, CCA also managed 21 correctional and detention facilities owned by governmental agencies.

Property and equipment, at cost, consists of the following (in thousands):

	December 31,
	2011	2010
Land and improvements	$119,721	$112,137
Buildings and improvements	2,958,578	2,874,388
Equipment and software	303,286	279,155
Office furniture and fixtures	30,309	29,937
Construction in progress	99,408	52,240

	3,511,302	3,347,857
Less: Accumulated depreciation	(902,384)	(798,562)

	$2,608,918	$2,549,295

Construction in progress primarily consists of correctional facilities under construction or expansion. Interest is capitalized on construction in progress and amounted to $1.6 million, $3.9 million, and $1.6 million in 2011, 2010, and 2009, respectively.

Depreciation expense was $109.1 million, $106.4 million, and $103.0 million for the years ended December 31, 2011, 2010, and 2009, respectively.

Ten of the facilities owned by CCA, including the facility under construction in Millen, Georgia, are subject to options that allow various governmental agencies to purchase those facilities. Certain of these options to purchase are based on a depreciated book value while others are based on a fair market value calculation. In addition, two facilities, one of which is also subject to a purchase option, are constructed on land that CCA leases from governmental agencies under ground leases. Under the terms of those ground leases, the facilities become the property of the governmental agencies upon expiration of the ground leases. CCA depreciates these properties over the shorter of the term of the applicable ground lease or the estimated useful life of the property.

CCA leases portions of the land and building of the San Diego Correctional Facility under an operating lease that expires December 2015 pursuant to amended lease terms executed between CCA and the County of San Diego in January 2010. CCA also leases land and building at the Elizabeth Detention Center under operating leases that expire June 2015. During January 2009, CCA commenced a new lease for land and building at the North Georgia Detention Center under an operating lease that expires in 2029. The rental expense incurred for these leases was $6.2 million, $6.2 million, and $5.6 million for the years ended December 31, 2011, 2010, and 2009, respectively. Future minimum lease payments as of December 31, 2011 under these operating leases are as follows:

2012	$6,122
2013	6,142
2014	6,162
2015	4,794
2016	2,112
Thereafter	26,188

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

In February 2008, CCA announced its intention to construct a new correctional facility in Trousdale County, Tennessee. However, during the first quarter of 2009 CCA temporarily suspended the construction of this facility until there is greater clarity around the timing of future bed absorption by its customers. CCA will continue to monitor its customers’ needs, and could promptly resume construction of the facility. As of December 31, 2011, CCA has capitalized $29.0 million related to the Trousdale facility, including $0.6 million in equipment and $15.2 million of pre-fabricated concrete cells that are constructed and being stored on this site but are generally transferable to other potential CCA development projects.

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

On January 15, 2010, the Arizona Governor and Legislature proposed budgets that would phase out the utilization of private out-of-state beds due to in-state capacity coming on-line and severe budget conditions. During January 2010, the Arizona Department of Corrections notified CCA that it elected not to renew the contract at CCA's 752-bed Huerfano County Correctional Center in Colorado upon expiration of the contract in March 2010. As a result, the Arizona Department of Corrections removed all of the inmates from the Huerfano facility during March 2010. Further, during March 2010, the Arizona Department of Corrections notified CCA that it elected not to renew its contract at CCA's 2,160-bed Diamondback Correctional Facility in Oklahoma, which expired on May 1, 2010. The Arizona Department of Corrections completed the transfer of offenders from the Diamondback facility during May 2010. As a result, CCA has idled the Huerfano and Diamondback facilities. The Diamondback facility previously housed inmates from the states of Wisconsin, Hawaii, and Oklahoma, while the Huerfano facility previously housed inmates from the state of Colorado. CCA continues to manage inmate populations from the states of Oklahoma, Hawaii, and Colorado at other facilities it owns and operates.

CCA is currently pursuing new management contracts to take advantage of the beds that have become available at the Huerfano, Diamondback, and Prairie facilities but can provide no assurance that it will be successful in doing so. Additionally, CCA owns the Queensgate Correctional Facility in Ohio and Shelby Training Center in Tennessee that were both idled in 2008 and are currently being marketed to potential customers to utilize these available beds. The carrying values of these five idle facilities totaled $103.7 million and $107.5 million as of December 31, 2011 and December 31, 2010, respectively, excluding equipment and other assets that could generally be transferred and used at other facilities CCA owns without significant cost. CCA tested each of the aforementioned five currently idled facilities for impairment when it was notified by the customer that they would no longer be utilizing such facility. CCA re-performs the impairment analyses on an annual basis for each of the idle facilities and for the suspended construction project in Trousdale County, Tennessee, and evaluates on a quarterly basis market developments for the potential utilization of each of these facilities in order to identify events that may cause CCA to reconsider its most recent assumptions. As a result of CCA's analyses, CCA determined each of these assets to have recoverable values in excess of the corresponding carrying values.

During November 2010, the CDCR extended their existing agreement with CCA to house up to 9,588 inmates at four of the five facilities CCA was operating for them outside the state of California, and notified CCA of its Intent to Award an additional contract to house up to 3,256 offenders at CCA's Crowley County Correctional Facility in Colorado and its currently idle Prairie Correctional Facility in Minnesota. The extension, which is subject to appropriations by the state of California's legislature, began July 1, 2011 and expires June 30, 2013. Currently, CCA does not believe the state of California will negotiate a contract under the Intent to Award until they determine the impact of a realignment program set forth in their fiscal 2012 budget.

In May 2011, the U.S. Supreme Court upheld a lower court ruling requiring California to reduce its inmate population to 137.5% of its current capacity, or to 110,000 inmates, by May 24, 2013. As of December 31, 2011, the adult inmate population held in state of California institutions totaled approximately 132,750 inmates (unaudited), which did not include the California inmates held in CCA's out of state facilities. In connection with this ruling, the court set forth targeted reductions, measured every six months, to inmate populations held in the 33 facilities located in the state of California. In an effort to meet the Federal court ruling, the fiscal year 2012 budget of the state of California calls for a significant reallocation of responsibilities from state government to local jurisdictions, including housing certain lower level inmates currently the responsibility of the State. This realignment plan commenced on October 1, 2011. The plan is prospective in nature such that inmates housed in state prisons before October 1, 2011 will remain in state custody. The fiscal year 2012 state budget included funding for up to 9,588 beds available to them at the four CCA facilities currently housing CDCR inmates under the existing agreement. The fiscal year 2013 budget proposed by the Governor of California will increase the funding for an additional 270 beds, if approved as currently drafted. It is unclear at this time how realignment may impact the long-term utilization by CDCR of CCA's out of state beds. Approximately 13%, 13%, and 11% of CCA's management revenue during 2011, 2010, and 2009, respectively, was generated from the CDCR.

In September 2010, CCA announced it was awarded a contract by the Georgia Department of Corrections to manage up to 1,150 male inmates in the Jenkins Correctional Center, which will be constructed, owned and operated by CCA in Millen, Georgia. CCA commenced development of the new Jenkins Correctional Center during the third quarter of 2010, with an estimated total construction cost of approximately $51.0 million (unaudited). Construction is expected to be completed during the first quarter of 2012. The contract has an initial one-year base term with 24 one-year renewal options. Additionally, the contract provides for a population guarantee of 90% following a 120-day ramp-up period.

In September 2011, CCA announced that it entered into a contract with the state of Ohio to purchase the Lake Erie Correctional Institution located in Conneaut, Ohio. In December 2011, CCA completed the purchase of the Lake Erie facility, which was constructed in 1999, for a purchase price of approximately $73.0 million. CCA expects to invest approximately $3.1 million (unaudited) in capital improvements. CCA also entered into a management contract to manage state of Ohio inmates at this facility, which commenced on January 1, 2012 and has an initial term of twenty years with unlimited renewal options subject to appropriations and mutual agreement. The management contract also provides a guaranteed occupancy of 90% following a transition period.

In November 2011, CCA announced its joint decision with the state of Mississippi to cease operations at the state-owned 1,172-bed Delta Correctional Facility in Greenwood, Mississippi. In December 2011, CCA began the process of transferring the population of approximately 900 inmates from the state-owned Delta facility, which was completed in January 2012.

In late January 2012, the governor of Kentucky submitted his proposed budget which included the transfer of the inmates currently held at one of CCA’s facilities to a facility owned by the state of Kentucky that had previously been closed as the result of damage sustained during an inmate disturbance. Based on conversations with the Kentucky Department of Corrections, CCA believes that Kentucky will likely remove inmates currently housed in the 656-bed Otter Creek Correctional Center, a facility CCA owns in Wheelwright, Kentucky, by the end of June 2012. Assuming the budget is passed as proposed, CCA plans to idle the facility if it is unable to identify a partner to utilize the facility.

In order to retain federal inmate populations CCA currently manages in the 1,154-bed San Diego Correctional Facility, CCA will be required to construct a new facility in the future at a site it is currently developing. The San Diego Correctional Facility is subject to a ground lease with the County of San Diego. Under the provisions of the lease, the facility is divided into different premises whereby, pursuant to an amendment to the ground lease executed in January 2010, ownership of the entire facility reverts to the County upon expiration of the lease on December 31, 2015. As of December 31, 2011, CCA has invested approximately $44.0 million to acquire property, conduct environmental studies, obtain building permits, and complete various other design activities. CCA has developed plans to build a detention facility and a construction timeline that coincides with the expiration of the ground lease with the County of San Diego. CCA currently estimates the total construction cost, inclusive of land and site development costs already incurred, will range from approximately $142.0 million to $150.0 million (unaudited). CCA plans to use this new facility to house the existing federal inmate populations at the San Diego Correctional Facility. However, CCA can provide no assurance that it will be able to retain these inmate populations.

6.	INVESTMENT IN AFFILIATE

CCA has determined that its joint venture investment in APM represents a variable interest entity (“VIE”) in accordance with ASC 810, “Consolidation” of which CCA is not the primary beneficiary. CCA has a 50% ownership interest in APM, an entity holding the management contract for a correctional facility, HM Prison Forest Bank, under a 25-year prison management contract with an agency of the United Kingdom government. The Forest Bank facility, located in Salford, England, was previously constructed and owned by a wholly-owned subsidiary of CCA, which was sold in April 2001. All gains and losses under the joint venture are accounted for using the equity method of accounting. During 2000, CCA extended a working capital loan to APM, which totaled $4.7 million as of December 31, 2011. The outstanding working capital loan represents CCA’s maximum exposure to loss in connection with APM.

For the year ended December 31, 2011, equity in losses of joint venture was $134,000, while during the years ended December 31, 2010 and 2009 equity in earnings of joint venture was $18,000 and $27,000, respectively, which is included in other (income) expense in the consolidated statements of operations. Because CCA’s investment in APM has no carrying value, equity in the net deficit of APM is applied as a reduction to the net carrying value of the note receivable balance, which is included in other assets in the accompanying consolidated balance sheets.

7.	INVESTMENT IN DIRECT FINANCING LEASE

At December 31, 2011, CCA’s investment in a direct financing lease represents net receivables under a building and equipment lease between CCA and the District of Columbia for the D.C. Correctional Treatment Facility.

A schedule of minimum rentals to be received under the direct financing lease in future years is as follows (in thousands):

2012	$2,793
2013	2,793
2014	2,793
2015	2,793
2016	2,793
Thereafter	694

Total minimum obligation	14,659
Less unearned interest income	(3,861)
Less current portion of direct financing lease	(1,565)

Investment in direct financing lease	$9,233

During the years ended December 31, 2011, 2010, and 2009, CCA recorded interest income of $1.4 million, $1.6 million, and $1.7 million, respectively, under this direct financing lease.

8.	OTHER ASSETS

Other assets consist of the following (in thousands):

	December 31,
	2011	2010
Debt issuance costs, less accumulated amortization of $13,779 and $10,859, respectively	$10,115	$12,988
Notes receivable, net	3,922	4,236
Cash surrender value of life insurance	8,801	6,907
Deposits	1,794	1,548
Other intangible assets	418	413

	$25,050	$26,092

9.	ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following (in thousands):

	December 31,
	2011	2010
Trade accounts payable	$45,800	$47,906
Accrued salaries and wages	50,169	47,290
Accrued workers’ compensation and auto liability	8,092	7,657
Accrued litigation	11,331	19,245
Accrued employee medical insurance	10,353	10,605
Accrued property taxes	23,416	22,626
Accrued interest	14,270	14,237
Other	33,236	34,230

	$196,667	$203,796

The total liability for workers’ compensation and auto liability was $22.3 million and $23.3 million as of December 31, 2011 and 2010, respectively, with the long-term portion included in other long-term liabilities in the accompanying consolidated balance sheets. These liabilities were discounted to the net present value of the outstanding liabilities using a 3.0% rate in 2011 and 2010. These liabilities amounted to $25.0 million and $26.0 million on an undiscounted basis as of December 31, 2011 and 2010, respectively.

10.	DIVIDENDS TO STOCKHOLDERS

Common Stock

No dividends for common stock were declared for the years ended December 31, 2011, 2010, and 2009. The indentures governing CCA’s senior unsecured notes limit the amount of dividends CCA can declare or pay on outstanding shares of its common stock. Taking into consideration these limitations, CCA’s management and its Board of Directors regularly evaluate the merits of declaring and paying a dividend. Future dividends, if any, will depend on CCA’s future earnings, capital requirements, financial condition, opportunities for alternative uses of capital, and on such other factors as the Board of Directors of CCA considers relevant.

11.	DEBT

Debt consists of the following (in thousands):

	December 31,
	2011	2010
Revolving Credit Facility, principal due at maturity in December 2012; interest payable periodically at variable interest rates. The weighted average rate at December 31, 2011 and 2010 was 1.0% and 1.5%, respectively. During January 2012, CCA entered into an amended and restated credit facility, as further described hereafter.	$265,000	$177,966

6.25% Senior Notes, principal due at maturity in March 2013; interest payable semi-annually in March and September at 6.25%. A portion of these notes were purchased subsequent to year-end, as further described hereafter.	375,000	375,000

6.75% Senior Notes, principal due at maturity in January 2014; interest payable semi-annually in January and July at 6.75%.	150,000	150,000

7.75% Senior Notes, principal due at maturity in June 2017; interest payable semi-annually in June and December at 7.75%. These notes were issued with a $13.4 million discount, of which $10.0 million and $11.4 million was unamortized at December 31, 2011 and 2010, respectively.	455,014	453,602

	$1,245,014	$1,156,568

Revolving Credit Facility. During December 2007, CCA entered into a $450.0 million senior secured revolving credit facility (the “Revolving Credit Facility”) arranged by Banc of America Securities LLC and Wachovia Capital Markets, LLC. The Revolving Credit Facility was utilized to fund expansion and development projects, the stock repurchase program as further described in Note 14, as well as for working capital, capital expenditures, and general corporate purposes.

The Revolving Credit Facility had an aggregate principal capacity of $450.0 million and a scheduled maturity in December 2012. At CCA’s option, interest on outstanding borrowings was based on either a base rate plus a margin ranging from 0.00% to 0.50% or a London Interbank Offered Rate (“LIBOR”) plus a margin ranging from 0.75% to 1.50%. The applicable margins were subject to adjustments based on CCA's leverage ratio. As of December 31, 2011, CCA had $265.0 million in borrowings under the Revolving Credit Facility as well as $28.3 million in letters of credit outstanding resulting in $156.7 million available under the Revolving Credit Facility.

The Revolving Credit Facility had a $20.0 million sublimit for swing line loans that enabled CCA to borrow from Bank of America Securities, N.A. without advance notice at the base rate. The Revolving Credit Facility also had a $100.0 million sublimit for the issuance of standby letters of credit.

During January 2012, CCA entered into an amended and restated $785.0 million senior secured revolving credit facility (the “Amended Revolving Credit Facility”) syndicated by Wells Fargo Bank. In addition to replacing the existing $450.0 million Revolving Credit Facility, the Amended Revolving Credit Facility was used for the purchase of $335.0 million of CCA’s existing 6.25% Senior Notes and the payment of fees, commissions and expenses in connection with the foregoing as well as for other general corporate purposes. CCA expects to capitalize approximately $6.0 million of new costs associated with the issuance of the Amended Revolving Credit Facility and expects to report a charge of $0.1 million during the first quarter of 2012 for the write-off of loan costs associated with the previous Revolving Credit Facility.

The Amended Revolving Credit Facility has an aggregate principal capacity of $785.0 million and matures in December 2016. At CCA’s option, interest on outstanding borrowings of the Amended Revolving Credit Facility is based on either a base rate plus a margin ranging from 0.25% to 1.0%

or a LIBOR plus a margin of 1.25% to 2.0% based on CCA's leverage ratio. Based on CCA’s current leverage ratio, loans under the Amended Revolving Credit Facility currently bear interest at the base rate plus a margin of 0.50% or at LIBOR plus a margin of 1.50%, and a commitment fee equal to 0.30% of the unfunded balance.

The Amended Revolving Credit Facility has a $30.0 million sublimit for swing line loans that enables CCA to borrow from Bank of America, N.A. without advance notice at the base rate. The Amended Revolving Credit Facility also has a $100.0 million sublimit for the issuance of standby letters of credit.

The Amended Revolving Credit Facility, as with the previously outstanding Revolving Credit Facility, is secured by a pledge of all of the capital stock of CCA’s domestic subsidiaries, 65% of the capital stock of CCA’s foreign subsidiaries, all of CCA’s accounts receivable, and all of CCA’s deposit accounts.

The New Revolving Credit Facility and the previously outstanding Revolving Credit Facility require CCA to meet certain financial covenants, including, without limitation, a maximum total leverage ratio, a maximum secured leverage ratio, and a minimum interest coverage ratio. As of December 31, 2011, CCA was in compliance with all such covenants. In addition, the Amended Revolving Credit Facility contains certain covenants which, among other things, limits both the incurrence of additional indebtedness, investments, payment of dividends, transactions with affiliates, asset sales, acquisitions, capital expenditures, mergers and consolidations, prepayments and modifications of other indebtedness, liens and encumbrances and other matters customarily restricted in such agreements. The Amended Revolving Credit Facility is subject to acceleration upon the occurrence of a change of control. In addition, the Amended Revolving Credit Facility is subject to certain cross-default provisions with terms of CCA’s other indebtedness.

$375 Million 6.25% Senior Notes. Interest on the $375.0 million aggregate original principal amount of CCA’s 6.25% unsecured senior notes issued in March 2005 (the “6.25% Senior Notes”) accrues at the stated rate and is payable on March 15 and September 15 of each year. The 6.25% Senior Notes are scheduled to mature on March 15, 2013. CCA may currently redeem all or a portion of the notes at par.

In conjunction with the announcement in December 2011 of the Amended Revolving Credit Facility, CCA announced a cash tender offer for up to $150.0 million of its outstanding 6.25% Senior Notes. Holders who validly tendered their 6.25% Senior Notes before the early tender deadline on January 5, 2012 were entitled to receive total consideration equal to $1,002.50 per $1,000 principal amount of the 6.25% Senior Notes, plus any accrued and unpaid interest on the 6.25% Senior Notes up to, but not including, the payment date. On January 6, 2012, CCA paid a cash tender for $57.5 million principal amount of the 6.25% Senior Notes. Following the expiration of the tender offer, CCA announced it would redeem $277.5 million of the 6.25% Senior Notes to reduce the outstanding principal amount of the 6.25% Senior Notes to $40.0 million following the purchase and redemption. CCA expects to record a charge of approximately $1.4 million to $1.9 million during the first quarter of 2012 in connection with the purchase and redemption of $335.0 million of the 6.25% Senior Notes.

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

Guarantees and Covenants. The Company transferred the real property and related assets of CCA (as the parent corporation) to certain of its subsidiaries effective December 27, 2002. Accordingly, CCA (as the parent corporation to its subsidiaries) has no independent assets or operations (as defined under Rule 3-10(f) of Regulation S-X). As a result of this transfer, assets with an aggregate net book value of $2.6 billion are no longer directly available to the parent corporation to satisfy the obligations under the 6.25% Senior Notes, the 6.75% Senior Notes, or the 7.75% Senior Notes (collectively, “the Senior Notes”). Instead, the parent corporation must rely on distributions of the subsidiaries to satisfy its obligations under the Senior Notes. All of the parent corporation’s domestic subsidiaries, including the subsidiaries to which the assets were transferred, have provided full and unconditional guarantees of the Senior Notes. Each of CCA’s subsidiaries guaranteeing the Senior Notes are 100% owned subsidiaries of CCA; the subsidiary guarantees are full and unconditional and are joint and several obligations of the guarantors; and all non-guarantor subsidiaries are minor (as defined in Rule 3-10(h)(6) of Regulation S-X).

As of December 31, 2011, neither CCA nor any of its subsidiary guarantors had any material or significant restrictions on CCA’s ability to obtain funds from its subsidiaries by dividend or loan or to transfer assets from such subsidiaries.

The indentures governing the Senior Notes contain certain customary covenants that, subject to certain exceptions and qualifications, restrict CCA’s ability to, among other things, make restricted payments; incur additional debt or issue certain types of preferred stock; create or permit to exist certain liens; consolidate, merge or transfer all or substantially all of CCA’s assets; and enter into transactions with affiliates. In addition, if CCA sells certain assets (and generally does not use the proceeds of such sales for certain specified purposes) or experiences specific kinds of changes in control, CCA must offer to repurchase all or a portion of the Senior Notes. The offer price for the Senior Notes in connection with an asset sale would be equal to 100% of the aggregate principal amount of the notes repurchased plus accrued and unpaid interest and liquidated damages, if any, on the notes repurchased to the date of purchase. The offer price for the Senior Notes in connection with a change in control would be 101% of the aggregate principal amount of the notes repurchased plus accrued and unpaid interest and liquidated damages, if any, on the notes repurchased to the date of purchase. The Senior Notes are also subject to certain cross-default provisions with the terms of CCA’s Amended Revolving Credit Facility, as more fully described hereafter.

Other Debt Transactions

Letters of Credit. At December 31, 2011 and 2010, CCA had $28.3 million and $29.9 million, respectively, in outstanding letters of credit. The letters of credit were issued to secure CCA’s workers’ compensation and general liability insurance policies, performance bonds, and utility deposits. The letters of credit outstanding at December 31, 2011 were provided by a sub-facility under the Revolving Credit Facility.

Debt Maturities

Scheduled principal payments as of December 31, 2011 for the next five years and thereafter were as follows (in thousands):

2012	$265,000
2013	375,000
2014	150,000
2015	—
2016	—
Thereafter	465,000

Total principal payments	1,255,000
Unamortized bond discount	(9,986)

Total debt	$1,245,014

Pursuant to the previously described January 2012 refinancing transaction involving the execution of the Amended Revolving Credit Facility along with the purchase and redemption of $335.0 million of the 6.25% Senior Notes, the scheduled maturities disclosed in the preceding table as of December 31, 2011 have changed. The refinancing transaction results in an increase to the balance on the Amended Revolving Credit Facility and extends the maturity of the Amended Revolving Credit Facility from 2012 to 2016 and reduces the principal payment of the 6.25% Senior Notes in 2013 to $40.0 million.

Cross-Default Provisions

The provisions of CCA’s debt agreements relating to the Amended Revolving Credit Facility and the Senior Notes contain certain cross-default provisions. Any events of default under the Amended Revolving Credit Facility that results in the lenders’ actual acceleration of amounts outstanding thereunder also result in an event of default under the Senior Notes. Additionally, any events of default under the Senior Notes that give rise to the ability of the holders of such indebtedness to exercise their acceleration rights also result in an event of default under the Amended Revolving Credit Facility.

If CCA were to be in default under the Amended Revolving Credit Facility, and if the lenders under the Amended Revolving Credit Facility elected to exercise their rights to accelerate CCA’s obligations under the Amended Revolving Credit Facility, such events could result in the acceleration of all or a portion of CCA’s Senior Notes, which would have a material adverse effect on CCA’s liquidity and financial position. CCA does not have sufficient working capital to satisfy its debt obligations in the event of an acceleration of all or a substantial portion of CCA’s outstanding indebtedness.

12.	INCOME TAXES

Income tax expense is comprised of the following components (in thousands):

	For the Years Ended December 31,
	2011	2010	2009
Current income tax expense
Federal	$70,514	$62,588	$50,710
State	6,466	5,506	6,209

	76,980	68,094	56,919

Deferred income tax expense
Federal	17,167	24,035	19,803
State	2,154	2,168	2,819

	19,321	26,203	22,622

Income tax expense	$96,301	$94,297	$79,541

The current income tax expense for 2011, 2010, and 2009 is net of $0.9 million, $0.8 million, and $0.5 million, respectively, of tax benefits of operating loss carryforwards.

Significant components of CCA’s deferred tax assets and liabilities as of December 31, 2011 and 2010, are as follows (in thousands):

	December 31,
	2011	2010
Current deferred tax assets:
Asset reserves and liabilities not yet deductible for tax	$14,350	$17,386

Net current deferred tax assets	14,350	17,386

Current deferred tax liabilities:
Other	(2,582)	(3,254)

Net total current deferred tax assets	$11,768	$14,132

Noncurrent deferred tax assets:
Asset reserves and liabilities not yet deductible for tax	$21,145	$19,906
Tax over book basis of certain assets	17,347	19,376
Net operating loss and tax credit carryforwards	9,095	11,432
Other	874	2,178

Total noncurrent deferred tax assets	48,461	52,892
Less valuation allowance	(2,862)	(3,859)

Net noncurrent deferred tax assets	45,599	49,033

Noncurrent deferred tax liabilities:
Book over tax basis of certain assets	(182,084)	(167,271)
Other	(18)	(7)

Total noncurrent deferred tax liabilities	(182,102)	(167,278)

Net total noncurrent deferred tax liabilities	$(136,503)	$(118,245)

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

The tax benefits associated with equity-based compensation reduced income taxes payable by $1.8 million, $3.8 million, and $6.0 million during 2011, 2010, and 2009, respectively. Such benefits were recorded as increases to stockholders’ equity.

A reconciliation of the income tax provision at the statutory income tax rate and the effective tax rate as a percentage of income from continuing operations before income taxes for the years ended December 31, 2011, 2010, and 2009 is as follows:

	2011	2010	2009
Statutory federal rate	35.0%	35.0%	35.0%
State taxes, net of federal tax benefit	2.6	2.7	2.9
Permanent differences	0.5	0.7	0.5
Change in valuation allowance	0.1	(0.1)	(0.2)
Changes in tax contingencies	(0.1)	0.0	(2.4)
Other items, net	(0.9)	(0.9)	(1.4)

	37.2%	37.4%	34.4%

CCA has approximately $3.9 million in net operating losses applicable to various states that it expects to carryforward in future years to offset taxable income in such states. CCA has a valuation allowance of $0.7 million for the estimated amount of the net operating losses that will expire unused. In addition, CCA has $5.1 million of state tax credits applicable to various states that it expects to carry forward in future years to offset taxable income in such states. We have a $1.8 million valuation allowance related to state tax credits that are expected to expire unused. These net operating losses and state tax credits expire at various dates through 2020. Although CCA’s estimate of future taxable income is based on current assumptions that it believes to be reasonable, CCA’s assumptions may prove inaccurate and could change in the future, which could result in the expiration of additional net operating losses or credits. CCA would be required to establish a valuation allowance at such time that it no longer expected to utilize these net operating losses or credits, which could result in a material impact on its results of operations in the future.

CCA’s effective tax rate was 37.2%, 37.4%, and 34.4% during 2011, 2010, and 2009, respectively. CCA’s annual effective tax rate is lower in 2009 compared with 2011 and 2010 primarily as a result of an income tax benefit of $5.7 million for the reversal of a liability for uncertain tax positions, as further described hereafter. CCA’s overall effective tax rate is estimated based on CCA’s current projection of taxable income and could change in the future as a result of changes in these estimates, the implementation of additional tax planning strategies, changes in federal or state tax rates, changes in estimates related to uncertain tax positions, or changes in state apportionment factors, as well as changes in the valuation allowance applied to CCA’s deferred tax assets that are based primarily on the amount of state net operating losses and tax credits that could expire unused.

CCA had no liabilities for uncertain tax positions as of December 31, 2011, and had liabilities of $0.1 million recorded for uncertain tax positions as of December 31, 2010, included in other non-current liabilities in the accompanying balance sheet. CCA recognizes interest and penalties related to unrecognized tax positions in income tax expense and as of December 31, 2010, CCA had approximately $19,000 for the payment of interest and penalties accrued in other liabilities. The total amount of unrecognized tax positions that, if recognized, would affect the effective tax rate was $0.1 million as of December 31, 2010. CCA does not currently anticipate that the total amount of unrecognized tax positions will significantly increase or decrease in the next twelve months.

CCA’s U.S. federal and state income tax returns for tax years 2008 and beyond remain subject to examination by the Internal Revenue Service (“IRS”). During 2008, CCA was notified that the IRS would commence an audit of CCA’s federal income tax returns for the years ended December 31, 2007 and 2006. CCA received a closing agreement from the IRS for the audits of its federal income tax returns for such years. During the third quarter of 2009, CCA recognized $5.7 million in income tax benefits associated with uncertain tax positions effectively settled upon completion of the audit. These uncertain tax positions were primarily associated with tax positions pertaining to refinancing transaction costs that were included on federal tax returns in earlier years, but contributed to net operating losses utilized in 2006. All states in which CCA files income tax returns follow the same statute of limitations as federal, with the exception of the following states whose open tax years include December 31, 2007 through December 31, 2010: Arizona, California, Colorado, Kentucky, Michigan, Minnesota, New Jersey, Texas, and Wisconsin.

A reconciliation of the beginning and ending amount of unrecognized tax benefits, excluding interest and penalties, is as follows:

Unrecognized Benefit January 1, 2010	$188
Decreases from Prior Period Tax Positions	—
Increases from Current Period Tax Positions	—
Decreases Related to Settlements of Tax Positions	—
Decreases Due to Lapse of Statute of Limitations	(90)

Unrecognized Benefit December 31, 2010	$98
Decreases from Prior Period Tax Positions	—
Increases from Current Period Tax Positions	—
Decreases Related to Settlements of Tax Positions	—
Decreases Due to Lapse of Statute of Limitations	(98)

Unrecognized Benefit December 31, 2011	$—

13.	DISCONTINUED OPERATIONS

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

The results of operations, net of taxes, and the assets and liabilities of five correctional facilities each as further described below, have been reflected in the accompanying consolidated financial statements as discontinued operations in accordance with ASC 205-20 for the years ended December 31, 2011, 2010, and 2009.

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

In April 2010, CCA announced that pursuant to a re-bid of the management contract at the 1,520-bed Gadsden Correctional Institution in Quincy, Florida, the Florida DMS indicated its intent to award the management of the Gadsden facility to another operator. CCA transitioned management of the Gadsden facility during the third quarter of 2010 to the new operator. Additionally, in April 2010, CCA also provided notice to Hernando County, Florida of its intent to terminate the management contract at the 876-bed Hernando County Jail during the third quarter of 2010. Accordingly, the results of operations, net of taxes, and the assets and liabilities of these two facilities have been reported as discontinued operations since the termination of operations in the third quarter of 2010 for all periods presented.

The following table summarizes the results of operations for these facilities for the years ended December 31, 2011, 2010, and 2009 (in thousands):

	For the Years Ended December 31,
	2011	2010	2009
REVENUE:
Managed-only	$—	$22,906	$41,580

	—	22,906	41,580

EXPENSES:
Managed-only	—	19,716	35,399
Depreciation and amortization	—	2,222	864
Goodwill impairment	—	1,684	—

	—	23,622	36,263

OPERATING INCOME (LOSS)	—	(716)	5,317
Other income	—	59	18

INCOME (LOSS) BEFORE INCOME TAXES	—	(657)	5,335
Income tax (expense) benefit	—	253	(1,723)

INCOME (LOSS) FROM DISCONTINUED OPERATIONS, NET OF TAXES	$—	$(404)	$3,612

The assets and liabilities of the discontinued operations presented in the accompanying consolidated balance sheets are as follows (in thousands):

	December 31,
	2011	2010
ASSETS
Cash and cash equivalents	$—	$4
Accounts receivable	1,821	1,821
Prepaid expenses and other current assets	27	330

Total current assets	1,848	2,155

Other assets	—	6

Total assets	$1,848	$2,161

LIABILITIES
Accounts payable and accrued expenses	$1,090	$1,583

Total current liabilities	$1,090	$1,583

14.	STOCKHOLDERS’ EQUITY

Common Stock

Restricted shares. During 2011, CCA issued approximately 265,000 shares of restricted common stock and common stock units to certain of CCA’s employees and non-employee directors, with an aggregate value of $6.5 million, including 227,000 restricted shares or units to employees and non-employee directors whose compensation is charged to general and administrative expense and 38,000 restricted shares to employees whose compensation is charged to operating expense. During 2010, CCA issued approximately 446,000 shares of restricted common stock and common stock units to certain of CCA’s employees, with an aggregate value of $9.7 million, including 335,000 restricted shares or units to employees whose compensation is charged to general and administrative expense and 111,000 restricted shares to employees whose compensation is charged to operating expense.

CCA established performance-based vesting conditions on the shares of restricted common stock and common stock units awarded to CCA’s officers and executive officers. Unless earlier vested under the terms of the agreements, shares or units issued to officers and executive officers are subject to vesting over a three-year period based upon the satisfaction of certain performance criteria. No more than one-third of such shares or units may vest in the first performance period; however, the performance criteria are cumulative for the three-year period. Unless earlier vested under the terms of the agreements, the shares of restricted stock issued to other employees of CCA vest after three years of continuous service. Shares of restricted stock issued to non-employee directors vest on the one-year anniversary of the grant date.

Nonvested restricted common stock transactions as of December 31, 2011 and for the year then ended are summarized below (in thousands, except per share amounts).

	Shares of restricted common stock and units	Weighted average grant date fair value
Nonvested at December 31, 2010	820	$19.66
Granted	265	$24.45
Cancelled	(38)	$17.77
Vested	(279)	$21.88

Nonvested at December 31, 2011	768	$20.47

During 2011, 2010, and 2009, CCA expensed $6.1 million ($1.1 million of which was recorded in operating expenses and $5.0 million of which was recorded in general and administrative expenses), $5.5 million ($1.1 million of which was recorded in operating expenses and $4.4 million of which was recorded in general and administrative expenses), and $5.7 million ($1.1 million of which was recorded in operating expenses and $4.6 million of which was recorded in general and administrative expenses), net of forfeitures, relating to the restricted common stock and common stock units, respectively. As of December 31, 2011, CCA had $8.2 million of total unrecognized compensation cost related to restricted common stock and common stock units that is expected to be recognized over a remaining weighted-average period of 1.8 years.

Stock Repurchase Program In August 2011, the Board of Directors approved an increase in the aggregate amount under its previously announced share repurchase program from $350.0 million to $500.0 million after expanding the authorization in May 2011 by $100.0 million from the $250.0 million originally approved by the Board in February 2010. CCA’s Board also authorized the extension of the share repurchase program through June 30, 2013. Since announcing the share repurchase program in February 2010 through December 31, 2011, CCA has completed the purchase of 17.7 million shares at a total cost, including commissions, of $383.2 million, or an average price of $21.63 per share. CCA has utilized cash on hand, net cash provided by operations, and borrowings available under the Revolving Credit Facility to fund the repurchases.

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

Stock option transactions relating to CCA’s non-qualified stock option plans are summarized below (in thousands, except exercise prices):

	No. of options	Weighted- Average Exercise Price of options	Weighted -Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2010	3,495	$16.95
Granted	575	24.45
Exercised	(268)	7.97
Cancelled	(149)	21.02

Outstanding at December 31, 2011	3,653	$18.63	6.1	$14,208

Exercisable at December 31, 2011	2,464	$17.55	4.9	$12,157

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between CCA’s stock price as of December 31, 2011 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2011. This amount changes based on the fair market value of CCA’s stock. The total intrinsic value of options exercised during the years ended December 31, 2011, 2010, and 2009 was $4.5 million, $11.4 million, and $18.8 million, respectively.

The weighted average fair value of options granted during 2011, 2010, and 2009 was $9.66, $7.76, and $4.17 per option, respectively, based on the estimated fair value using the Black-Scholes option-pricing model. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2011	2010	2009
Expected dividend yield	0.0%	0.0%	0.0%
Expected stock price volatility	42.1%	38.8%	36.4%
Risk-free interest rate	2.1%	2.4%	1.8%
Expected life of options	5 years	5 years	5 years

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

Nonvested stock option transactions relating to CCA’s non-qualified stock option plans as of December 31, 2011 and changes during the year ended December 31, 2011 are summarized below (in thousands, except exercise prices):

	Number of options	Weighted average grant date fair value
Nonvested at December 31, 2010	1,289	$6.46
Granted	575	$9.66
Cancelled	(106)	$6.86
Vested	(569)	$6.62

Nonvested at December 31, 2011	1,189	$7.89

As of December 31, 2011, CCA had $5.8 million of total unrecognized compensation cost related to stock options that is expected to be recognized over a remaining weighted-average period of 2.1 years.

At CCA’s 2011 annual meeting of stockholders held in May 2011 CCA’s stockholders approved an amendment to the 2008 Stock Incentive Plan that increased the authorized limit on issuance of new awards to an aggregate of up to 18.0 million shares. In addition, during the 2003 annual meeting the stockholders approved the adoption of CCA’s Non-Employee Directors’ Compensation Plan, authorizing CCA to issue up to 225,000 shares of common stock pursuant to the plan. These changes were made in order to provide CCA with adequate means to retain and attract quality directors, officers and key employees through the granting of equity incentives. As of December 31, 2011, CCA had 12.6 million shares available for issuance under the Amended and Restated 2008 Stock Incentive Plan and 0.2 million shares available for issuance under the Non-Employee Directors’ Compensation Plan.

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

A reconciliation of the numerator and denominator of the basic earnings per share computation to the numerator and denominator of the diluted earnings per share computation is as follows (in thousands, except per share data):

	For the Years Ended December 31,
	2011	2010	2009
NUMERATOR
Basic:
Income from continuing operations	$162,510	$157,597	$151,342
Income (loss) from discontinued operations, net of taxes	—	(404)	3,612

Net income	$162,510	$157,193	$154,954

Diluted:
Income from continuing operations	$162,510	$157,597	$151,342
Income (loss) from discontinued operations, net of taxes	—	(404)	3,612

Diluted net income	$162,510	$157,193	$154,954

DENOMINATOR
Basic:
Weighted average common shares outstanding	104,736	112,015	116,088

Diluted:
Weighted average common shares outstanding	104,736	112,015	116,088
Effect of dilutive securities:
Stock options	603	769	976
Restricted stock-based compensation	196	193	226

Weighted average shares and assumed conversions	105,535	112,977	117,290

BASIC EARNINGS PER SHARE:
Income from continuing operations	$1.55	$1.41	$1.30
Income (loss) from discontinued operations, net of taxes	—	(0.01)	0.03

Net income	$1.55	$1.40	$1.33

DILUTED EARNINGS PER SHARE:
Income from continuing operations	$1.54	$1.39	$1.29
Income (loss) from discontinued operations, net of taxes	—	—	0.03

Net income	$1.54	$1.39	$1.32

Approximately 1.6 million, 1.4 million, and 1.2 million stock options were excluded from the computations of diluted earnings per share for the years ended December 31, 2011, 2010, and 2009, respectively, because they were anti-dilutive.

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

In connection with the issuance of the revenue bonds, CCA is obligated, under a debt service deficit agreement, to pay the trustee of the bond’s trust indenture (the “Trustee”) amounts necessary to pay any debt service deficits consisting of principal and interest requirements (outstanding principal balance of $33.4 million at December 31, 2011 plus future interest payments), if there is any default. In addition, in the event the state of Tennessee, which is currently utilizing the facility to house certain inmates, exercises its option to purchase the correctional facility, CCA is also obligated to pay the difference between principal and interest owed on the bonds on the date set for the redemption of the bonds and amounts paid by the state of Tennessee for the facility plus all other funds on deposit with the Trustee and available for redemption of the bonds. Ownership of the facility reverts to the state of Tennessee in 2017 at no cost. Therefore, CCA does not currently believe the state of Tennessee will exercise its option to purchase the facility. At December 31, 2011, the outstanding principal balance of the bonds exceeded the purchase price option by $10.2 million.

Retirement Plan

All employees of CCA are eligible to participate in the Corrections Corporation of America 401(k) Savings and Retirement Plan (the “Plan”) upon reaching age 18 and completing one year of qualified service. Eligible employees may contribute up to 90% of their eligible compensation subject to IRS limitations. For the years ended December 31, 2011, 2010, and 2009, CCA provided a discretionary matching contribution equal to 100% of the employee’s contributions up to 5% of the employee’s eligible compensation to employees with at least one thousand hours of employment in the plan year, and who were employed by CCA on the last day of the plan year. Employer contributions and investment earnings or losses thereon become vested 20% after two years of service, 40% after three years of service, 80% after four years of service, and 100% after five or more years of service. Effective January 1, 2012, the Plan adopted a safe harbor provision that will allow, among other changes, future employer matching contributions to vest immediately.

During the years ended December 31, 2011, 2010, and 2009, CCA’s discretionary contributions to the Plan, net of forfeitures, were $9.2 million, $8.3 million, and $8.5 million, respectively.

Deferred Compensation Plans

During 2002, the compensation committee of the board of directors approved CCA’s adoption of two non-qualified deferred compensation plans (the “Deferred Compensation Plans”) for non-employee directors and for certain senior executives. The Deferred Compensation Plans are unfunded plans maintained for the purpose of providing CCA’s directors and certain of its senior executives the opportunity to defer a portion of their compensation. Under the terms of the Deferred Compensation Plans, certain senior executives may elect to contribute on a pre-tax basis up to 50% of their base salary and up to 100% of their cash bonus, and non-employee directors may elect to contribute on a pre-tax basis up to 100% of their director retainer and meeting fees. During the years ended December 31, 2011, 2010, and 2009, CCA matched 100% of employee contributions up to 5% of total cash compensation. CCA also contributes a fixed rate of return on balances in the Deferred Compensation Plans, determined at the beginning of each plan year. Vesting provisions for matching contributions and investment earnings thereon conform to the vesting provisions of CCA’s 401(k) Plan. However, CCA does not plan to change the vesting provisions to conform with the 401(k) Plan effective January 1, 2012. Distributions are generally payable no earlier than five years subsequent to the date an individual becomes a participant in the Plan, or upon termination of employment (or the date a director ceases to serve as a director of CCA), at the election of the participant. Distributions to senior executives must commence on or before the later of 60 days after the participant's separation from service or the fifteenth day of the month following the month the individual attains age 65.

During 2011, 2010, and 2009, CCA provided a fixed return of 6.0%, 6.2%, and 6.5% to participants in the Deferred Compensation Plans, respectively. CCA has purchased life insurance policies on the lives of certain employees of CCA, which are intended to fund distributions from the Deferred Compensation Plans. CCA is the sole beneficiary of such policies. At the inception of the Deferred Compensation Plans, CCA established an irrevocable Rabbi Trust to secure the plans’ obligations. However, assets in the Deferred Compensation Plans are subject to creditor claims in the event of bankruptcy. During 2011, 2010, and 2009, CCA recorded $0.3 million, $0.3 million, and $0.4 million, respectively, of matching contributions as general and administrative expense associated with the Deferred Compensation Plans. Assets in the Rabbi Trust were $8.8 million and $6.9 million as of December 31, 2011 and 2010, respectively. As of December 31, 2011 and 2010, CCA’s liability related to the Deferred Compensation Plans was $12.2 million and $10.2 million, respectively, which was reflected in accounts payable and accrued expenses and other liabilities in the accompanying balance sheets.

Employment and Severance Agreements

CCA currently has employment agreements with several of its executive officers, which provide for the payment of certain severance amounts upon termination of employment under certain circumstances or a change of control, as defined in the agreements.

17.	SEGMENT REPORTING

As of December 31, 2011, CCA owned and managed 46 correctional and detention facilities, and managed 21 correctional and detention facilities it did not own. Management views CCA’s operating results in two reportable segments: owned and managed correctional and detention facilities and managed-only correctional and detention facilities. The accounting policies of the reportable segments are the same as those described in Note 2. Owned and managed facilities include the operating results of those facilities placed into service that were owned and managed by CCA. Managed-only facilities include the operating results of those facilities owned by a third party and managed by CCA. CCA measures the operating performance of each facility within the above two reportable segments, without differentiation, based on facility contribution. CCA defines facility contribution as a facility’s operating income or loss from operations before interest, taxes, goodwill impairment, depreciation, and amortization. Since each of CCA’s facilities within the two reportable segments exhibit similar economic characteristics, provide similar services to governmental agencies, and operate under a similar set of operating procedures and regulatory guidelines, the facilities within the identified segments have been aggregated and reported as one reportable segment.

The revenue and facility contribution for the reportable segments and a reconciliation to CCA’s operating income is as follows for the three years ended December 31, 2011, 2010, and 2009 (in thousands):

	For the Years Ended December 31,
	2011	2010	2009
Revenue:
Owned and managed	$1,356,678	$1,331,707	$1,313,734
Managed-only	372,516	336,572	308,541

Total management revenue	1,729,194	1,668,279	1,622,275

Operating expenses:
Owned and managed	864,252	853,248	850,760
Managed-only	323,228	294,773	270,265

Total operating expenses	1,187,480	1,148,021	1,121,025

Facility contribution:
Owned and managed	492,426	478,459	462,974
Managed-only	49,288	41,799	38,276

Total facility contribution	541,714	520,258	501,250

Other revenue (expense):
Rental and other revenue	6,419	6,752	6,618
Other operating expense	(15,920)	(15,750)	(14,030)
General and administrative expense	(91,227)	(84,148)	(86,537)
Depreciation and amortization	(108,931)	(104,051)	(99,939)

Operating income	$332,055	$323,061	$307,362

The following table summarizes capital expenditures for the reportable segments for the years ended December 31, 2011, 2010, and 2009 (in thousands):

	For the Years Ended December 31,
	2011	2010	2009
Capital expenditures:
Owned and managed	$151,724	$120,144	$118,191
Managed-only	8,753	10,153	12,021
Corporate and other	10,905	7,822	15,332
Discontinued operations	—	83	692

Total capital expenditures	$171,382	$138,202	$146,236

The assets for the reportable segments are as follows (in thousands):

	December 31,
	2011	2010
Assets:
Owned and managed	$2,711,926	$2,698,509
Managed-only	125,637	127,960
Corporate and other	180,220	154,598
Discontinued operations	1,848	2,161

Total assets	$3,019,631	$2,983,228

18.	SUBSEQUENT EVENTS

On February 27, 2012, the Company announced its Board of Directors approved a plan to initiate an annual common stock dividend of $0.80 per share payable quarterly and commencing in the second quarter of 2012 of $0.20 per common share. Additionally, the Board of Directors terminated the Company’s share repurchase program.

19.	SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Selected quarterly financial information for each of the quarters in the years ended December 31, 2011 and 2010 is as follows (in thousands, except per share data):

	March 31, 2011	June 30, 2011	September 30, 2011	December 31, 2011
Revenue	$428,074	$432,803	$435,043	$439,693
Operating income	83,467	86,781	80,735	81,072
Net income	40,330	42,418	39,240	40,522

Basic earnings per share:
Net income (2)	$0.37	$0.40	$0.38	$0.41

Diluted earnings per share:
Net income (2)	$0.37	$0.39	$0.37	$0.41

	March 31, 2010	June 30, 2010	September 30, 2010	December 31, 2010
Revenue (1)	$405,782	$409,899	$427,150	$432,200
Operating income (1)	72,531	78,249	85,189	87,092
Income (loss) from discontinued operations, net of taxes (1)	734	(991)	(147)	—
Net income	34,906	36,618	41,964	43,705

Basic earnings per share:
Net income (2)	$0.30	$0.32	$0.38	$0.40

Diluted earnings per share:
Net income (2)	$0.30	$0.32	$0.38	$0.39

(1)

The amounts presented for the first and second quarters of 2010 are not equal to the same amounts previously reported in Form 10-Q for each period as a result of discontinued operations. Below is a reconciliation to the previously reported amounts in Form 10-Q.

(2)	The earnings per share amounts were favorably impacted by the reduction in CCA's weighted average shares outstanding resulting from share repurchases under CCA's share repurchase program.

	March 31, 2010	June 30, 2010
Total revenue previously reported	$414,947	$419,382
Discontinued operations	(9,165)	(9,483)

Revised total revenue	$405,782	$409,899

Operating income previously reported	$73,716	$76,643
Discontinued operations	(1,185)	1,606

Revised operating income	$72,531	$78,249

Income (loss) from discontinued operations, net of taxes	$—	$—
Additional discontinued operations subsequent to the respective reporting period	734	(991)

Revised income (loss) from discontinued operations, net of taxes	$734	$(991)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CORRECTIONS CORPORATION OF AMERICA

Date: February 24, 2012	By:	/s/ Damon T. Hininger
Damon T. Hininger, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed by the following persons on behalf of the registrant and in the capabilities and on the dates indicated.

/s/ Damon T. Hininger	February 24, 2012
Damon T. Hininger, President and Chief Executive Officer
(Principal Executive Officer)

/s/ Todd J Mullenger	February 24, 2012
Todd J Mullenger, Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

/s/ John D. Ferguson	February 24, 2012
John D. Ferguson, Chairman of the Board of Directors

/s/ William F. Andrews	February 24, 2012
William F. Andrews, Director

/s/ Donna M. Alvarado	February 24, 2012
Donna M. Alvarado, Director

/s/ John D. Correnti	February 24, 2012
John D. Correnti, Director

/s/ Dennis W. DeConcini	February 24, 2012
Dennis W. DeConcini, Director

/s/ John R. Horne	February 24, 2012
John R. Horne, Director

/s/ C. Michael Jacobi	February 24, 2012
C. Michael Jacobi, Director

/s/ Anne L. Mariucci	February 24, 2012
Anne L. Mariucci, Director

/s/ Thurgood Marshall, Jr.	February 24, 2012
Thurgood Marshall, Jr., Director

/s/ Charles L. Overby	February 24, 2012
Charles L. Overby, Director

/s/ John R. Prann, Jr.	February 24, 2012
John R. Prann, Jr., Director

/s/ Joseph V. Russell	February 24, 2012
Joseph V. Russell, Director

/s/ Henri L. Wedell	February 24, 2012
Henri L. Wedell, Director

INDEX OF EXHIBITS

Exhibits marked with an * are filed herewith. Other exhibits have previously been filed with the Securities and Exchange Commission (the “Commission”) and are incorporated herein by reference.

Exhibit Number	Description of Exhibits

3.1	Amended and Restated Charter of the Company (restated for Commission filing purposes only) (previously filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K (Commission File no. 001-16109), filed with the Commission on February 27, 2008 and incorporated herein by this reference).

3.2	Fifth Amended and Restated Bylaws of the Company (previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K (Commission File no. 001-16109), filed with the Commission on August 18, 2009 and incorporated herein by this reference).

4.1	Provisions defining the rights of stockholders of the Company are found in Article V of the Amended and Restated Charter of the Company, as amended (included as Exhibit 3.1 hereto), and Article II of the Fifth Amended and Restated Bylaws of the Company (included as Exhibit 3.2 hereto).

4.2	Specimen of certificate representing shares of the Company’s Common Stock (previously filed as Exhibit 4.2 to the Company’s Annual Report on Form 10-K (Commission File no. 001-16109), filed with the Commission on March 22, 2002 and incorporated herein by this reference).

4.3	Indenture, dated as of March 23, 2005, by and among the Company, certain of its subsidiaries and U.S. Bank National Association, as Trustee, providing for the Company’s 6 1/4 % Senior Notes due 2013 with form of note attached (previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K (Commission File no. 001-16109), filed with the Commission on March 24, 2005 and incorporated herein by this reference).

4.4	Indenture, dated as of January 23, 2006, by and among the Company, certain of its subsidiaries and U.S. Bank National Association, as Trustee (previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K (Commission File no. 001-16109), filed with the Commission on January 24, 2006 and incorporated herein by this reference).

Exhibit Number	Description of Exhibits

4.5	First Supplemental Indenture, dated as of January 23, 2006, by and among the Company, certain of its subsidiaries and U.S. Bank National Association, as Trustee, providing for the Company’s 6.75% Senior Notes due 2014, with form of note attached (previously filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K (Commission File no. 001-16109), filed with the Commission on January 24, 2006 and incorporated herein by this reference).

4.6	First Supplement, dated as of May 14, 2009, to the First Supplemental Indenture, dated as of January 23, 2006, by and among the Company, certain of its subsidiaries and U.S. Bank National Association, as Trustee (previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K (Commission File no. 001-16109), filed with the Commission on May 20, 2009 and incorporated herein by this reference).

4.7	First Supplemental Indenture, dated as of May 14, 2009, to the Indenture, dated as of March 23, 2005, by and among the Company, certain of its subsidiaries and U.S. Bank National Association, as Trustee, providing for the Company’s 6 1/4% Senior Notes due 2013 (previously filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K (Commission File no. 001-16109), filed with the Commission on May 20, 2009 and incorporated herein by this reference).

4.8	Second Supplemental Indenture, dated as of June 3, 2009, by and among the Company, certain of its subsidiaries and U.S. Bank National Association, as Trustee, providing for the Company’s 7 3/4 % Senior Notes due 2017, with form of note attached (previously filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K (Commission File no. 001-16109), filed with the Commission on June 3, 2009 and incorporated herein by this reference).

10.1	Amended and Restated Credit Agreement, dated as of January 6, 2012, by and among the Company, as Borrower, certain lenders and Bank of America, N.A, as Administrative Agent and Wells Fargo Bank, National Association, as Syndication Agent for the lenders (previously filed as Exhibit 10.1 to the Company's Current Report on Form 8-K (Commission File no. 001-16109), filed with the Commission on January 10, 2012 and incorporated herein by this reference.)

10.2	The Company’s Amended and Restated 1997 Employee Share Incentive Plan (previously filed as Exhibit 10.15 to the Company’s Annual Report on Form 10-K (Commission File no. 001-16109), filed with the Commission on March 12, 2004 and incorporated herein by this reference).

Exhibit Number	Description of Exhibits

10.3	Form of Non-qualified Stock Option Agreement for the Company’s Amended and Restated 1997 Employee Share Incentive Plan (previously filed as Exhibit 10.17 to the Company’s Annual Report on Form 10-K (Commission File no. 001-16109), filed with the Commission on March 7, 2005 and incorporated herein by this reference).

10.4	The Company’s Amended and Restated 2000 Stock Incentive Plan (previously filed as Exhibit 10.20 to the Company’s Annual Report on Form 10-K (Commission File no. 001-16109), filed with the Commission on March 12, 2004 and incorporated herein by this reference).

10.5	Amendment No. 1 to the Company’s Amended and Restated 2000 Stock Incentive Plan (previously filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (Commission File no. 001-16109), filed with the Commission on November 5, 2004 and incorporated herein by this reference).

10.6	First Amendment to Amended and Restated 2000 Stock Incentive Plan of the Company (previously filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (Commission File no. 001-16109), filed with the Commission on August 7, 2008 and incorporated herein by this reference).

10.7	Second Amendment to Amended and Restated 2000 Stock Incentive Plan of the Company (previously filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K (Commission File no. 001-16109), filed with the Commission on August 18, 2009 and incorporated herein by this reference).

10.8	The Company’s Non-Employee Directors’ Compensation Plan (previously filed as Appendix C to the Company’s definitive Proxy Statement relating to its Annual Meeting of Stockholders (Commission File no. 001-16109), filed with the Commission on April 11, 2003 and incorporated herein by this reference).

10.9	Form of Employee Non-qualified Stock Option Agreement for the Company’s Amended and Restated 2000 Stock Incentive Plan (previously filed as Exhibit 10.15 to the Company’s Annual Report on Form 10-K (Commission File no. 001-16109), filed with the Commission on March 7, 2006 and incorporated herein by this reference).

Exhibit Number	Description of Exhibits

10.10	Form of Director Non-qualified Stock Option Agreement for the Company’s Amended and Restated 2000 Stock Incentive Plan (previously filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (Commission File no. 001-16109), filed with the Commission on August 7, 2007 and incorporated herein by this reference).

10.11	Form of Restricted Stock Agreement for the Company’s Amended and Restated 2000 Stock Incentive Plan (previously filed as Exhibit 10.16 to the Company’s Annual Report on Form 10-K (Commission File no. 001-16109), filed with the Commission on March 7, 2006 and incorporated herein by this reference).

10.12	The Company’s 2008 Stock Incentive Plan (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (Commission File no. 001-16109), filed with the Commission on May 11, 2007 and incorporated herein by this reference).

10.13	Form of Executive Non-qualified Stock Option Agreement for the Company’s 2008 Stock Incentive Plan (previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K (Commission File no. 001-16109), filed with the Commission on February 21, 2008 and incorporated herein by this reference).

10.14	Amended Form of Executive Non-qualified Stock Option Agreement for the Company’s 2008 Stock Incentive Plan (previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K (Commission File no. 001-16109), filed with the Commission on February 23, 2009 and incorporated herein by this reference).

10.15	Form of Director Non-qualified Stock Option Agreement for the Company’s 2008 Stock Incentive Plan (previously filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K (Commission File no. 001-16109), filed with the Commission on February 21, 2008 and incorporated herein by this reference).

10.16	Form of Restricted Stock Agreement for the Company’s 2008 Stock Incentive Plan (previously filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K (Commission File no. 001-16109), filed with the Commission on February 21, 2008 and incorporated herein by this reference).

10.17	Form of Executive Restricted Stock Unit Agreement for the Company’s 2008 Stock Incentive Plan (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (Commission File no. 001-16109), filed with the Commission on February 23, 2009 and incorporated herein by this reference).

Exhibit Number	Description of Exhibits

10.18	The Company’s Amended and Restated 2008 Stock Incentive Plan (previously filed as Exhibit 10.1 of the Company’s Current Report on Form 8-K (Commission File no. 001-16109), filed with the Commission on May 17, 2011 and incorporated herein by this reference).

10.19	Form of Director Restricted Stock Agreement for the Company’s Amended and Restated 2008 Stock Incentive Plan (previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K (Commission File no. 001-16109), filed with the Commission on May 17, 2011 and incorporated herein by this reference).

10.20	Transition Agreement, dated as of May 31, 2011, by and between the Company and Richard P. Seiter (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (Commission File no. 001-16109), filed with the Commission on June 3, 2011 and incorporated herein by this reference).

10.21	Employment Agreement, dated as of January 1, 2012, with Todd J Mullenger (previously filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K (Commission File no. 001-16109), filed with the Commission on January 6, 2012 and incorporated herein by this reference).

10.22	Employment Agreement, dated as of January 1, 2012, with Damon T. Hininger (previously filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K (Commission File no. 001-16109), filed with the Commission on January 6, 2012 and incorporated herein by this reference).

10.23	Employment Agreement, dated as of January 1, 2012, with Anthony L. Grande (previously filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K (Commission File no. 001-16109), filed with the Commission on January 6, 2012 and incorporated herein by this reference).

10.24	First Amended and Restated Employment Agreement, dated as of January 1, 2012, with Brian D. Collins (previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K (Commission File no. 001-16109), filed with the commission on January 6, 2012 and incorporated herein by this reference).

10.25	Employment Agreement, dated as of April 20, 2010, with Steven E. Groom (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (Commission File no. 001-16109), filed with the Commission on April 21, 2010 and incorporated herein by this reference).

Exhibit Number	Description of Exhibits

10.26	Employment Agreement, dated as of January 1, 2012, with Steven E. Groom (previously filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K (Commission File no. 001-16109), filed with the Commission on January 6, 2012 and incorporated herein by this reference).

10.27	Employment Agreement, dated as of June 1, 2011, with Harley G. Lappin (previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K (Commission File no. 001-16109), filed with the Commission on June 3, 2011 and incorporated herein by this reference).

10.28	First Amended and Restated Employment Agreement, dated as of January 1, 2012, with Harley G. Lappin (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (Commission File no. 001-16109), filed with the Commission on January 6, 2012 and incorporated herein by this reference).

10.29	Form of Amendment of Employment Agreements for executive officers (previously filed as Exhibit 10.29 to the Company's Annual Report on Form 10-K (Commission File no. 001-16109), filed with the Commission on February 25, 2011 and incorporated herein by this reference).

10.30	Amended and Restated Non-Employee Director Deferred Compensation Plan (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (Commission File no. 001-16109), filed with the Commission on August 16, 2007 and incorporated herein by this reference).

10.31	Amendment to the Amended and Restated Non-Employee Director Deferred Compensation Plan (previously filed as Exhibit 10.35 to the Company's Annual Report on Form 10-K (Commission File no. 001-16109), filed with the Commission on February 24, 2010 and incorporated herein by this reference).

10.32	Amended and Restated Executive Deferred Compensation Plan (previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K (Commission File no. 001-16109), filed with the Commission on August 16, 2007 and incorporated herein by this reference).

10.33	Form of Indemnification Agreement (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (Commission File no. 001-16109), filed with the Commission on August 18, 2009 and incorporated herein by this reference).

Exhibit Number	Description of Exhibits

10.34	Notice Letter from John D. Ferguson to the Company (previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K (Commission File no. 001-16109), filed with the Commission on August 18, 2009 and incorporated herein by this reference).

10.35	Letter Agreement, dated as of October 15, 2009, with John D. Ferguson (previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K (Commission File no. 001-16109), filed with the Commission on October 15, 2009 and incorporated herein by this reference).

10.36	Stock Option Cancellation Agreement, dated August 12, 2010, with John D. Ferguson (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (Commission File no. 001-16109), filed with the Commission on August 16, 2010 and incorporated herein by this reference).

10.37*	Summary of Director and Executive Officer Compensation.

21*	Subsidiaries of the Company.

23.1*	Consent of Independent Registered Public Accounting Firm.

31.1*	Certification of the Company’s Chief Executive Officer pursuant to Securities and Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Company’s Chief Financial Officer pursuant to Securities and Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase

101.DEF**	XBRL Taxonomy Extension Definition Linkbase

101.LAB**	XBRL Taxonomy Extension Label Linkbase

Exhibit Number	Description of Exhibits

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

**	As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933, as amended, and Section 18 of the Securities Exchange Act of 1934, as amended.