Form 10-Q
period 2012-03-31
CORRECTIONS CORP OF AMERICA
filed 2012-05-07
CIK 1070985

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: MARCH 31, 2012

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

Indicate the number of shares outstanding of each class of Common Stock as of May 2, 2012:

Shares of Common Stock, $0.01 par value per share 99,969,917 shares outstanding.

CORRECTIONS CORPORATION OF AMERICA

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2012

PART I – FINANCIAL INFORMATION

ITEM 1. – FINANCIAL STATEMENTS.

CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED AND AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	March 31, 2012	December 31, 2011
ASSETS
Cash and cash equivalents	$31,351	$55,802
Accounts receivable, net of allowance of $2,053 and $1,218, respectively	257,981	269,685
Deferred tax assets	11,068	11,768
Prepaid expenses and other current assets	13,610	18,676
Current assets of discontinued operations	16	3,498

Total current assets	314,026	359,429

Property and equipment, net	2,601,303	2,608,740

Restricted cash	5,015	5,013
Investment in direct financing lease	8,811	9,233
Goodwill	11,988	11,988
Other assets	29,983	25,047
Non-current assets of discontinued operations	—	181

Total assets	$2,971,126	$3,019,631

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued expenses	$162,153	$195,726
Income taxes payable	13,530	605
Current portion of long-term debt	40,000	—
Current liabilities of discontinued operations	1,196	2,031

Total current liabilities	216,879	198,362

Long-term debt, net of current portion	1,140,386	1,245,014
Deferred tax liabilities	135,750	136,503
Other liabilities	34,540	31,730

Total liabilities	1,527,555	1,611,609

Commitments and contingencies

Preferred stock – $0.01 par value; 50,000 shares authorized; none issued and outstanding at March 31, 2012 and December 31, 2011, respectively	—	—
Common stock – $0.01 par value; 300,000 shares authorized; 99,944 and 99,528 shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively	999	995
Additional paid-in capital	1,133,300	1,129,435
Retained earnings	309,272	277,592

Total stockholders’ equity	1,443,571	1,408,022

Total liabilities and stockholders’ equity	$2,971,126	$3,019,631

The accompanying notes are an integral part of these consolidated financial statements.

CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED AND AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	For the Three Months Ended March 31,
	2012	2011
REVENUE:
Management and other	$434,754	$424,629
Rental	551	551

	435,305	425,180

EXPENSES:
Operating	315,534	293,162
General and administrative	21,840	21,447
Depreciation and amortization	28,387	26,926

	365,761	341,535

OPERATING INCOME	69,544	83,645

OTHER EXPENSES:
Interest expense, net	16,890	18,402
Expenses associated with debt refinancing transactions	1,541	—
Other expense	12	71

	18,443	18,473

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	51,101	65,172

Income tax expense	(19,059)	(24,732)

INCOME FROM CONTINUING OPERATIONS	32,042	40,440

Loss from discontinued operations, net of taxes	(362)	(110)

NET INCOME	$31,680	$40,330

BASIC EARNINGS PER SHARE:
Income from continuing operations	$0.32	$0.37
Loss from discontinued operations, net of taxes	—	—

Net income	$0.32	$0.37

DILUTED EARNINGS PER SHARE:
Income from continuing operations	$0.32	$0.37
Loss from discontinued operations, net of taxes	—	—

Net income	$0.32	$0.37

The accompanying notes are an integral part of these consolidated financial statements.

CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED AND AMOUNTS IN THOUSANDS)

	For the Three Months Ended March 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$31,680	$40,330
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	28,387	27,055
Expenses associated with debt refinancing transactions	1,541	—
Amortization of debt issuance costs and other non-cash interest	1,153	1,066
Deferred income taxes	(613)	6,046
Income tax benefit of equity compensation	(2,076)	(860)
Non-cash equity compensation	2,639	2,715
Other expenses and non-cash items	182	798
Changes in assets and liabilities, net:
Accounts receivable, prepaid expenses and other assets	20,276	44,959
Accounts payable, accrued expenses and other liabilities	(29,645)	(21,286)
Income taxes payable	14,783	10,130

Net cash provided by operating activities	68,307	110,953

CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for facility development and expansions	(9,406)	(6,014)
Expenditures for other capital improvements	(13,458)	(6,728)
Proceeds from sale of assets	441	181
Increase in other assets	(830)	(228)
Payments received on direct financing lease	374	330

Net cash used in investing activities	(22,879)	(12,459)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of debt	618,500	29,421
Principal repayments of debt	(683,500)	(73,589)
Payment of debt issuance and other refinancing and related costs	(6,292)	—
Income tax benefit of equity compensation	2,076	860
Purchase and retirement of common stock	(2,391)	(43,678)
Proceeds from exercise of stock options	1,701	775

Net cash used in financing activities	(69,906)	(86,211)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(24,478)	12,283

CASH AND CASH EQUIVALENTS, beginning of period	55,832	25,509

CASH AND CASH EQUIVALENTS, end of period	$31,354	$37,792

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest (net of amounts capitalized of $497 and $106 in 2012 and 2011, respectively)	$16,052	$17,460

Income taxes paid (refund)	$1,198	$(4)

The accompanying notes are an integral part of these consolidated financial statements.

CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2012

(UNAUDITED AND AMOUNTS IN THOUSANDS)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Total
	Shares	Par Value
Balance as of December 31, 2011	99,528	$995	$1,129,435	$277,592	$1,408,022

Net income	—	—	—	31,680	31,680

Issuance of common stock	—	—	7	—	7

Retirement of common stock	(98)	(1)	(2,390)	—	(2,391)

Restricted stock compensation, net of forfeitures	(7)	—	1,576	—	1,576

Income tax benefit of equity compensation	—	—	1,920	—	1,920

Stock option compensation expense, net of forfeitures	—	—	1,056	—	1,056

Restricted stock grant	332	3	(3)	—	—

Stock options exercised	189	2	1,699	—	1,701

Balance as of March 31, 2012	99,944	$999	$1,133,300	$309,272	$1,443,571

The accompanying notes are an integral part of these consolidated financial statements.

CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2011

(UNAUDITED AND AMOUNTS IN THOUSANDS)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Total
	Shares	Par Value
Balance as of December 31, 2010	109,754	$1,098	$1,354,691	$115,082	$1,470,871

Net income	—	—	—	40,330	40,330

Issuance of common stock	1	—	12	—	12

Retirement of common stock	(1,904)	(19)	(46,134)	—	(46,153)

Restricted stock compensation, net of forfeitures	(9)	(1)	1,532	—	1,531

Income tax benefit of equity compensation	—	—	751	—	751

Stock option compensation expense, net of forfeitures	—	—	1,172	—	1,172

Restricted stock grant	166	2	(2)	—	—

Stock options exercised	86	1	774	—	775

Balance as of March 31, 2011	108,094	$1,081	$1,312,796	$155,412	$1,469,289

The accompanying notes are an integral part of these consolidated financial statements.

CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

MARCH 31, 2012

1.	ORGANIZATION AND OPERATIONS

As of March 31, 2012, Corrections Corporation of America, a Maryland corporation (together with its subsidiaries, the “Company” or “CCA”), owned 49 correctional and detention facilities, two of which are leased to other operators and operated 67 facilities, located in 20 states and the District of Columbia.

CCA specializes in owning, operating, and managing prisons and other correctional facilities and providing inmate residential and prisoner transportation services for governmental agencies. In addition to providing the fundamental residential services relating to inmates, CCA’s facilities offer a variety of rehabilitation and educational programs, including basic education, religious services, life skills and employment training, and substance abuse treatment. These services are intended to reduce recidivism and to prepare inmates for their successful re-entry into society upon their release. CCA also provides inmates health care (including medical, dental and psychiatric services), food services, and work and recreational programs.

2.	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited interim consolidated financial statements have been prepared by the Company and, in the opinion of management, reflect all normal recurring adjustments necessary for a fair presentation of results for the unaudited interim periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted. The results of operations for the interim period are not necessarily indicative of the results to be obtained for the full fiscal year. Reference is made to the audited financial statements of CCA included in its Annual Report on Form 10-K as of and for the year ended December 31, 2011 filed with the Securities and Exchange Commission (the “SEC”) on February 27, 2012 (File No. 001-16109) (the “2011 Form 10-K”) with respect to certain significant accounting and financial reporting policies as well as other pertinent information of the Company.

Recent Accounting Pronouncements

In June 2011, FASB issued Accounting Standards Update (ASU) No. 2011-05, Presentation of Comprehensive Income, which amends the disclosure and presentation requirements of Comprehensive Income. Specifically, FASB ASU No. 2011-05 requires that all nonowner changes in stockholders’ equity be presented either in 1) a single continuous statement of comprehensive income or 2) two separate but consecutive statements, in which the first statement presents total net income and its components, and the second statement presents total other comprehensive income and its components. The ASU does not change the items that are required to be reported in other comprehensive income. The ASU is effective for interim and annual periods beginning after December 15, 2011, and has been applied retrospectively. This ASU did not have any impact on the Company’s results of operations or financial position as the Company had no items of comprehensive income.

Fair Value of Financial Instruments

To meet the reporting requirements of Accounting Standard Codification (“ASC”) 825, Financial Instruments, regarding fair value of financial instruments, CCA calculates the estimated fair value of financial instruments using market interest rates and quoted market prices of similar instruments or discounted cash flow techniques with observable Level 2 inputs, as defined in ASC 820, “Fair Value Measurement”. At March 31, 2012 and December 31, 2011, there were no material differences between the carrying amounts and the estimated fair values of CCA’s financial instruments, other than as follows (in thousands):

	March 31, 2012		December 31, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Investment in direct financing lease	$10,424	$12,361	$10,798	$12,613
Note receivable from APM	$4,914	$8,654	$4,749	$7,825
Debt	$(1,180,386)	$(1,234,138)	$(1,245,014)	$(1,302,550)

3.	GOODWILL

ASC 350, “Intangibles-Goodwill and Other”, establishes accounting and reporting requirements for goodwill and other intangible assets. Goodwill was $12.0 million as of March 31, 2012 and December 31, 2011 and was associated with facilities CCA manages but does not own. This goodwill was established in connection with the acquisitions of two service companies during 2000.

In September 2011, CCA early adopted the Financial Accounting Standards Board’s ASU 2011-08 that gives companies the option to perform a qualitative assessment that may allow them to skip the annual two-step impairment test. Under the amendments in ASU 2011-08, a company has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. If the two-step impairment test is required, CCA determines the fair value of a reporting unit using a collaboration of various common valuation techniques, including market multiples and discounted cash flows. These impairment tests are required to be performed at least annually. CCA performs its impairment tests during the fourth quarter, in connection with CCA’s annual budgeting process. CCA will perform these impairment tests at least annually and whenever circumstances indicate the carrying value of goodwill may not be recoverable.

4.	FACILITY ACTIVATION, DEVELOPMENTS, AND CLOSURES

In February 2008, CCA announced its intention to construct a new correctional facility in Trousdale County, Tennessee. However, during the first quarter of 2009 CCA temporarily suspended the construction of this facility until there is greater clarity around the timing of future bed absorption by its customers. CCA will continue to monitor its customers’ needs, and could promptly resume construction of the facility. As of March 31, 2012, CCA has capitalized $29.0 million related to the Trousdale facility, including $0.6 million in equipment and $15.2 million of pre-fabricated concrete cells that are constructed and being stored on this site but are generally transferable to other potential CCA development projects.

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

On January 15, 2010, the Arizona Governor and Legislature proposed budgets that would phase out the utilization of private out-of-state beds due to in-state capacity coming on-line and severe budget conditions. During the first half of 2010, the Arizona Department of Corrections removed all of the inmates from CCA’s 752-bed Huerfano County Correctional Center in Colorado and its 2,160-bed Diamondback Correctional Facility in Oklahoma upon expiration of the management contracts at each facility. As a result, CCA has idled both facilities. The Diamondback facility previously housed inmates from the states of Wisconsin, Hawaii, and Oklahoma, while the Huerfano facility previously housed inmates from the state of Colorado. CCA continues to manage inmate populations from the states of Oklahoma, Hawaii, and Colorado at other facilities it owns and operates.

In late January 2012, the governor of Kentucky submitted his proposed budget which included the transfer of the inmates currently held at one of CCA’s facilities to a facility owned by the state of Kentucky that had previously been closed as the result of damage sustained during an inmate disturbance. Based on conversations with the Kentucky Department of Corrections, CCA expects Kentucky to remove inmates currently housed in the 656-bed Otter Creek Correctional Center, a facility CCA owns in Wheelwright, Kentucky, by the end of August 2012. CCA plans to idle the facility if it is unable to identify a partner to utilize the facility.

Additionally, CCA owns the Queensgate Correctional Facility in Ohio and Shelby Training Center in Tennessee that were both idled in 2008 and are currently available to potential customers. The carrying values of these six idle facilities totaled $129.1 million and $130.1 million as of March 31, 2012 and December 31, 2011, respectively, excluding equipment and other assets that could generally be transferred and used at other facilities CCA owns without significant cost. CCA tested each of the aforementioned six facilities for impairment when it was notified by the respective customers that they would no longer be utilizing such facility. CCA re-performs the impairment analyses on an annual basis for each of the idle facilities and for the suspended construction project in Trousdale County, Tennessee, and evaluates on a quarterly basis market developments for the potential utilization of each of these facilities in order to identify events that may cause CCA to reconsider its most recent assumptions. As a result of CCA’s analyses, CCA determined each of these assets to have recoverable values in excess of the corresponding carrying values.

CCA commenced development of the new Jenkins Correctional Center in Georgia during the third quarter of 2010, pursuant to a construction and management contract awarded to CCA by the Georgia Department of Corrections in September 2010 to manage up to 1,150 male inmates. Construction was completed during the first quarter of 2012 at a total construction cost of approximately $51.0 million. The contract has an initial one-year base term with 24 one-year renewal options. Additionally, the contract provides for a population guarantee of 90% following a 120-day ramp-up period. The Georgia Department of Corrections began transferring inmates into the facility in March 2012.

In September 2011, CCA announced that it entered into a contract with the state of Ohio to purchase the 1,798-bed Lake Erie Correctional Institution located in Conneaut, Ohio. In December 2011, CCA completed the purchase of the Lake Erie facility, which was constructed in 1999, for a purchase price of approximately $73.0 million. CCA also entered into a management contract to manage state of Ohio inmates at this facility, which commenced on January 1, 2012 and has an initial term of twenty years with unlimited renewal options subject to appropriations and mutual agreement. The management contract also provides a guaranteed occupancy of 90% which commenced in March 2012 following a transition period.

In order to retain federal inmate populations CCA currently manages in the 1,154-bed San Diego Correctional Facility, CCA will be required to construct a new facility in the future at a site it is currently developing. The San Diego Correctional Facility is subject to a ground lease with the County of San Diego. Under the provisions of the lease, the facility is divided into different premises whereby, pursuant to an amendment to the ground lease executed in January 2010, ownership of the entire facility reverts to the County upon expiration of the lease on December 31, 2015. As of March 31, 2012, CCA has invested approximately $45.3 million to acquire property, conduct environmental studies, obtain building permits, and complete various other design activities. CCA has developed plans to build a detention facility and a construction timeline that coincides with the expiration of the ground lease with the County of San Diego. CCA currently estimates the total construction cost, inclusive of land and site development costs already incurred, will range from approximately $142.0 million to $150.0 million. CCA plans to use this new facility to house the existing federal inmate populations at the San Diego Correctional Facility. However, CCA can provide no assurance that it will be able to retain these inmate populations.

5.	DISCONTINUED OPERATIONS

In November 2011, CCA announced its joint decision with the state of Mississippi to cease operations at the state-owned 1,172-bed Delta Correctional Facility in Greenwood, Mississippi. In December 2011, CCA began the process of transferring the population of approximately 900 inmates from the facility, which was completed in January 2012. Accordingly, the results of operations, net of taxes, and the assets and liabilities of the Delta facility have been reported as discontinued operations in the first quarter of 2012 for all periods presented.

The following table summarizes the results of operations for this facility for the three months ended March 31, 2012 and 2011 (in thousands):

	For the Three Months Ended March 31,
	2012	2011
REVENUE:
Managed-only	$193	$2,894

	193	2,894

EXPENSES:
Managed-only	861	2,943
Depreciation and amortization	—	129

	861	3,072

OPERATING LOSS	(668)	(178)
Other income	91	—

LOSS FROM DISCONTINUED OPERATIONS BEFORE INCOME TAXES	(577)	(178)
Income tax benefit	215	68

LOSS FROM DISCONTINUED OPERATIONS, NET OF TAXES	$(362)	$(110)

The assets and liabilities of the discontinued operations presented in the accompanying consolidated balance sheets are as follows (in thousands):

	March 31, 2012	December 31, 2011
ASSETS
Cash and cash equivalents	$3	$30
Accounts receivable	—	3,353
Prepaid expenses and other current assets	13	115

Total current assets	16	3,498
Property and equipment, net	—	178
Other assets	—	3

Total assets	$16	$3,679

LIABILITIES
Accounts payable and accrued expenses	$1,196	$2,031

Total current liabilities	$1,196	$2,031

These assets and liabilities include those of the Delta facility, along with the assets and liabilities of the Gadsden Correctional Institution and the Hernando County Jail, both of which we ceased operating during the third quarter of 2010, and the Bay County Jail, which we ceased operating in 2008. We did not own any of these facilities.

6.	DEBT

Debt outstanding as of March 31, 2012 and December 31, 2011 consists of the following (in thousands):

	March 31, 2012	December 31, 2011
Revolving Credit Facility, principal due at maturity in December 2016; interest payable periodically at variable interest rates. The weighted average rate at March 31, 2012 and December 31, 2011 was 1.7% and 1.0%, respectively.	$535,000	$265,000

6.25% Senior Notes, principal due at maturity in March 2013; interest payable semi-annually in March and September at 6.25%. The balance of these notes was redeemed in April 2012, as further described hereafter.	40,000	375,000

6.75% Senior Notes, principal due at maturity in January 2014; interest payable semi-annually in January and July at 6.75%.	150,000	150,000

7.75% Senior Notes, principal due at maturity in June 2017; interest payable semi-annually in June and December at 7.75%. These notes were issued with a $13.4 million discount, of which $9.6 million and $10.0 million was unamortized at March 31, 2012 and December 31, 2011, respectively.	455,386	455,014

	$1,180,386	$1,245,014

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

During January 2012, CCA entered into an amended and restated $785.0 million senior secured revolving credit facility (the “Amended Revolving Credit Facility”) syndicated by Wells Fargo Bank. In addition to replacing the existing $450.0 million Revolving Credit Facility, during the first quarter of 2012 the Amended Revolving Credit Facility was used for the purchase of $335.0 million of CCA’s existing 6.25% Senior Notes and the payment of fees, commissions and expenses in connection with the foregoing as well as for other general corporate purposes. CCA capitalized approximately $6.0 million of new costs associated with the issuance of the Amended Revolving Credit Facility and incurred a charge of $0.1 million during the first quarter of 2012 for the write-off of loan costs associated with the previous Revolving Credit Facility.

The Amended Revolving Credit Facility has an aggregate principal capacity of $785.0 million and matures in December 2016. At CCA’s option, interest on outstanding borrowings of the Amended Revolving Credit Facility is based on either a base rate plus a margin ranging from 0.25% to 1.0% or a London Interbank Offered Rate (“LIBOR”) plus a margin ranging from 1.25% to 2.0% based on CCA’s leverage ratio. Based on CCA’s current leverage ratio, loans under the Amended Revolving Credit Facility currently bear interest at the base rate plus a margin of 0.50% or at LIBOR plus a margin of 1.50%, and a commitment fee equal to 0.30% of the unfunded balance. As of March 31, 2012, CCA had $535.0 million in borrowings under the Amended Revolving Credit Facility as well as $28.3 million in letters of credit outstanding resulting in $221.7 million available under the Amended Revolving Credit Facility.

The Amended Revolving Credit Facility has a $30.0 million sublimit for swing line loans that enables CCA to borrow from Bank of America, N.A., the Administrative Agent, without advance notice at the base rate. The Amended Revolving Credit Facility also has a $100.0 million sublimit for the issuance of standby letters of credit.

The Amended Revolving Credit Facility is secured by a pledge of all of the capital stock of CCA’s domestic subsidiaries, 65% of the capital stock of CCA’s foreign subsidiaries, all of CCA’s accounts receivable, and all of CCA’s deposit accounts.

The Amended Revolving Credit Facility requires CCA to meet certain financial covenants, including, without limitation, a maximum total leverage ratio, a maximum secured leverage ratio, and a minimum interest coverage ratio. As of March 31, 2012, CCA was in compliance with all such covenants. In addition, the Amended Revolving Credit Facility contains certain covenants which, among other things, limit both the incurrence of additional indebtedness, investments, payment of dividends, transactions with affiliates, asset sales, acquisitions, capital expenditures, mergers and consolidations, prepayments and modifications of other indebtedness, liens and encumbrances and other matters customarily restricted in such agreements. In addition, the Amended Revolving Credit Facility is subject to certain cross-default provisions with terms of CCA’s other indebtedness, and is subject to acceleration upon the occurrence of a change control.

6.25% Senior Notes. Interest on the $375.0 million aggregate principal amount of CCA’s 6.25% unsecured senior notes issued in March 2005 (the “6.25% Senior Notes”) accrued at the stated rate, was payable on March 15 and September 15 of each year. The 6.25% Senior Notes were originally scheduled to mature on March 15, 2013.

In conjunction with the announcement in December 2011 of the Amended Revolving Credit Facility, CCA announced a cash tender offer for up to $150.0 million of its outstanding 6.25% Senior Notes. Holders who validly tendered their 6.25% Senior Notes before the early tender deadline on January 5, 2012 were entitled to receive total consideration equal to $1,002.50 per $1,000 principal amount of the 6.25% Senior Notes, plus any accrued and unpaid interest on the 6.25% Senior Notes up to, but not including, the payment date. On January 6, 2012, CCA paid a cash tender for $57.5 million principal amount of the 6.25% Senior Notes. Following the expiration of the tender offer, CCA announced it would redeem $277.5 million of the 6.25% Senior Notes to reduce the outstanding principal amount of the 6.25% Senior Notes to $40.0 million following the purchase and redemption. CCA incurred a charge of approximately $1.4 million during the first quarter of 2012 in connection with the purchase and redemption of $335.0 million of the 6.25% Senior Notes.

In March 2012, CCA announced its election to call for redemption on April 16, 2012 the remaining $40.0 million in aggregate principal amount of the 6.25% Senior Notes. The April 2012 redemption of the 6.25% Senior Notes was at a redemption price equal to 100% of the principal amount, together with accrued and unpaid interest through (but not including) the redemption date. CCA expects to report an additional charge of $0.2 million during the second quarter of 2012 primarily to write-off the remaining loan costs associated with the 6.25% Senior Notes.

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

Stock Repurchase Program

In August 2011, the Board of Directors approved an increase in the aggregate amount under its previously announced share repurchase program from $350.0 million to $500.0 million after expanding the authorization in May 2011 by $100.0 million from the $250.0 million originally approved by the Board in February 2010. Since announcing the share repurchase program in February 2010, CCA completed the purchase of 17.7 million shares at a cost of $383.2 million through December 31, 2011, or an average price of $21.63 per share. CCA utilized cash on hand, net cash provided by operations, and borrowings available under the Revolving Credit Facility to fund the repurchases. In February 2012, the share repurchase program was terminated in conjunction with the announcement to commence a quarterly cash dividend beginning in the second quarter of 2012. There were no share repurchases in 2012.

Restricted Stock

During the first quarter of 2012, CCA issued 346,000 shares of restricted common stock and common stock units to certain of its employees and non-employee directors, with an aggregate fair value of $9.1 million, including 287,000 restricted shares or units to employees and non-employee directors whose compensation is charged to general and administrative expense and 59,000 restricted shares to employees whose compensation is charged to operating expense. During 2011, CCA issued 265,000 shares of restricted common stock and common stock units to certain of its employees and non-employee directors, with an aggregate fair value of $6.5 million, including 227,000 restricted shares or units to employees and non-employee directors whose compensation is charged to general and administrative expense and 38,000 restricted shares to employees whose compensation is charged to operating expense.

CCA established performance-based vesting conditions on the shares of restricted common stock and common stock units awarded to its officers and executive officers. Unless earlier vested under the terms of the agreements, shares or units issued to officers and executive officers are subject to vesting over a three-year period based upon the satisfaction of certain performance criteria. No more than one-third of such shares or units may vest in the first performance period; however, the performance criteria are cumulative for the three-year period. Unless earlier vested under the terms of the agreements, the shares of restricted stock issued to the other employees vest after three years of continuous service. Shares of restricted stock units issued to non-employee directors vest on April 30, 2013.

During the three months ended March 31, 2012, CCA expensed $1.6 million, net of forfeitures, relating to restricted common stock and common stock units ($0.2 million of which was recorded in operating expenses and $1.4 million of which was recorded in general and administrative expenses). During the three months ended March 31, 2011, CCA expensed $1.5 million, net of forfeitures, relating to restricted common stock and common stock units ($0.3 million of which was recorded in operating expenses and $1.2 million of which was recorded in general and administrative expenses). As of March 31, 2012, approximately 810,000 shares of restricted common stock and common stock units remained outstanding and subject to vesting.

Stock Options

During the three months ended March 31, 2012, CCA issued to its non-employee directors, officers, and executive officers options to purchase 706,000 shares of common stock with an aggregate fair value of $5.3 million, with a weighted average exercise price of $26.26 per share. During 2011, CCA issued to its officers, executive officers, and non-employee directors options to purchase 575,000 shares of common stock with an aggregate fair value of $5.6 million, with a weighted average exercise price of $24.45 per share. CCA estimates the fair value of stock options using the Black-Scholes option pricing model. Unless earlier vested under their terms, one third of the stock options issued to CCA’s executive officers vest on the anniversary of the grant date over a three-year period while one fourth of the stock options issued to CCA’s other officers vest on the anniversary of the grant date over a four-year period. Options granted to non-employee directors vest on April 30, 2013.

During the three months ended March 31, 2012 and 2011, CCA expensed $1.1 million and $1.2 million, respectively, net of forfeitures, relating to its outstanding stock options. As of March 31, 2012, options to purchase 4.2 million shares of common stock were outstanding with a weighted average exercise price of $20.36.

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

A reconciliation of the numerator and denominator of the basic earnings per share computation to the numerator and denominator of the diluted earnings per share computation is as follows (in thousands, except per share data):

	For the Three Months Ended March 31,
	2012	2011
NUMERATOR
Basic:
Income from continuing operations	$32,042	$40,440
Loss from discontinued operations, net of taxes	(362)	(110)

Net income	$31,680	$40,330

Diluted:
Income from continuing operations	$32,042	$40,440
Loss from discontinued operations, net of taxes	(362)	(110)

Diluted net income	$31,680	$40,330

DENOMINATOR
Basic:
Weighted average common shares outstanding	99,292	108,688

Diluted:
Weighted average common shares outstanding	99,292	108,688
Effect of dilutive securities:
Stock options	631	693
Restricted stock-based compensation	163	162

Weighted average shares and assumed conversions	100,086	109,543

BASIC EARNINGS PER SHARE:
Income from continuing operations	$0.32	$0.37
Loss from discontinued operations, net of taxes	—	—

Net income	$0.32	$0.37

DILUTED EARNINGS PER SHARE:
Income from continuing operations	$0.32	$0.37
Loss from discontinued operations, net of taxes	—	—

Net income	$0.32	$0.37

Approximately 1.5 million and 1.3 million stock options were excluded from the computations of diluted earnings per share for the three months ended March 31, 2012 and 2011, respectively, because they were anti-dilutive.

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

In connection with the issuance of the revenue bonds, CCA is obligated, under a debt service deficit agreement, to pay the trustee of the bond’s trust indenture (the “Trustee”) amounts necessary to pay any debt service deficits consisting of principal and interest requirements (outstanding principal balance of $33.4 million at March 31, 2012 plus future interest payments). In the event the state of Tennessee, which is currently utilizing the facility to house certain inmates, exercises its option to purchase the correctional facility, CCA is also obligated to pay the difference between principal and interest owed on the bonds on the date set for the redemption of the bonds and amounts paid by the state of Tennessee for the facility plus all other funds on deposit with the Trustee and available for redemption of the bonds. Ownership of the facility reverts to the state of Tennessee in 2017 at no cost. Therefore, CCA does not currently believe the state of Tennessee will exercise its option to purchase the facility. At March 31, 2012, the outstanding principal balance of the bonds exceeded the purchase price option by $11.1 million.

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

CCA’s effective tax rate was 37.3% and 37.9% during the three months ended March 31, 2012 and 2011, respectively. CCA’s overall effective tax rate is estimated based on its current projection of annual taxable income and could change in the future as a result of changes in these estimates, the implementation of additional tax planning strategies, changes in federal or state tax rates or laws affecting tax credits available to CCA, changes in other tax laws, changes in estimates related to uncertain tax positions, or changes in state apportionment factors, as well as changes in the valuation allowance applied to CCA’s deferred tax assets that are based primarily on the amount of state net operating losses and tax credits that could expire unused.

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

CCA had no liabilities recorded for uncertain tax positions as of March 31, 2012. CCA recognizes interest and penalties related to unrecognized tax positions in income tax expense. CCA does not currently anticipate that the total amount of unrecognized tax positions will significantly increase or decrease in the next twelve months.

11.	SEGMENT REPORTING

As of March 31, 2012, CCA owned and managed 47 correctional and detention facilities, and managed 20 correctional and detention facilities it did not own. Management views CCA’s operating results in two reportable segments: (1) owned and managed correctional and detention facilities and (2) managed-only correctional and detention facilities. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies in the notes to consolidated financial statements included in CCA’s 2011 Form 10-K. Owned and managed facilities include the operating results of those facilities placed into service that were owned and managed by CCA. Managed-only facilities include the operating results of those facilities owned by a third party and managed by CCA. CCA measures the operating performance of each facility within the above two reportable segments, without differentiation, based on facility contribution. CCA defines facility contribution as a facility’s operating income or loss from operations before interest, taxes, goodwill impairment, depreciation, and amortization. Since each of CCA’s facilities within the two reportable segments exhibit similar economic characteristics, provide similar services to governmental agencies, and operate under a similar set of operating procedures and regulatory guidelines, the facilities within the identified segments have been aggregated and reported as one reportable segment.

The revenue and facility contribution for the reportable segments and a reconciliation to CCA’s operating income is as follows for the three months ended March 31, 2012 and 2011 (in thousands):

	For the Three Months Ended March 31,
	2012	2011
Revenue:
Owned and managed	$345,701	$335,631
Managed-only	88,470	88,122

Total management revenue	434,171	423,753

Operating expenses:
Owned and managed	230,480	213,191
Managed-only	80,215	76,756

Total operating expenses	310,695	289,947

Facility contribution:
Owned and managed	115,221	122,440
Managed-only	8,255	11,366

Total facility contribution	123,476	133,806

Other revenue (expense):
Rental and other revenue	1,134	1,427
Other operating expense	(4,839)	(3,215)
General and administrative	(21,840)	(21,447)
Depreciation and amortization	(28,387)	(26,926)

Operating income	$69,544	$83,645

The following table summarizes capital expenditures for the reportable segments for the three months ended March 31, 2012 and 2011 (amounts in thousands):

	For the Three Months Ended March 31,
	2012	2011
Capital expenditures:
Owned and managed	$13,591	$11,291
Managed-only	932	850
Discontinued operations	—	53
Corporate and other	6,947	1,354

Total capital expenditures	$21,470	$13,548

The assets for the reportable segments are as follows (amounts in thousands):

	March 31, 2012	December 31, 2011
Assets:
Owned and managed	$2,699,814	$2,711,926
Managed-only	110,823	123,806
Corporate and other	160,473	180,220
Discontinued operations	16	3,679

Total assets	$2,971,126	$3,019,631

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

•

changes in government policy and in legislation and regulation of the corrections and detention industry that adversely affect our business, including, but not limited to, California’s utilization of out-of-state private correctional capacity; and

•	the availability of debt and equity financing on terms that are favorable to us.

Any or all of our forward-looking statements in this quarterly report may turn out to be inaccurate. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy, and financial needs. Our statements can be affected by inaccurate assumptions we might make or by known or unknown risks, uncertainties and assumptions, including the risks, uncertainties, and assumptions described in “Risk Factors” disclosed in detail in the 2011 Form 10-K and in other reports we file with the SEC from time to time. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly revise these forward-looking statements to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements contained in this report and in the 2011 Form 10-K.

OVERVIEW

The Company

As of March 31, 2012, we operated 67 facilities, including 47 facilities that we owned, with a total design capacity of approximately 92,000 beds in 20 states and the District of Columbia. We also own two additional correctional facilities that we lease to third party operators.

We specialize in owning, operating, and managing prisons and other correctional facilities and providing inmate residential and prisoner transportation services for governmental agencies. In addition to providing the fundamental residential services relating to inmates, our facilities offer a variety of rehabilitation and educational programs, including basic education, religious services, life skills and employment training and substance abuse treatment. These services are intended to reduce recidivism and to prepare inmates for their successful re-entry into society upon their release. We also provide inmates health care (including medical, dental and psychiatric services), food services and work and recreational programs.

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

CRITICAL ACCOUNTING POLICIES

The consolidated financial statements in this report are prepared in conformity with U.S. generally accepted accounting principles. As such, we are required to make certain estimates, judgments, and assumptions that we believe are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. A summary of our significant accounting policies is described in our 2011 Form 10-K. The significant accounting policies and estimates which we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following:

Asset impairments. As of March 31, 2012, we had $2.6 billion in property and equipment, including $102.9 million in long-lived assets, excluding equipment, at five currently idled facilities, and $29.0 million invested in a construction project in Trousdale County, Tennessee at which we have suspended construction activities until we have greater clarity around the timing of future bed absorption by our customers. The impairment analyses we performed for each of these facilities excluded the net book value of equipment, as a substantial portion of the equipment is easily transferrable to other Company-owned facilities without significant cost.

Additionally, during the first quarter of 2012, we were notified by the Kentucky Department of Corrections that Kentucky will likely remove all of the inmates currently housed in the 656-bed Otter Creek Correctional Center, a facility we own in Wheelwright, Kentucky, by the end of August 2012. Accordingly, we tested the Otter Creek facility for impairment during the first quarter of 2012. Our impairment analysis was based on projected undiscounted cash flows that are comparable to historical cash flows from management contracts at similar facilities and were supported by discussions we have had with prospective customers with a need for additional bed capacity. In addition to estimates of future cash flows, our impairment analysis included estimates of the remaining useful life of the facility which we currently believe approximates 30 years. The carrying value of the long-lived assets, excluding equipment, at the Otter Creek facility was $26.3 million as of March 31, 2012.

We evaluate the recoverability of the carrying values of our long-lived assets, other than goodwill, when events suggest that an impairment may have occurred. Such events primarily include, but are not limited to, the termination of a management contract or a significant decrease in inmate populations within a correctional facility we own or manage. Accordingly, we tested each of the aforementioned five currently idled facilities and the Otter Creek facility for impairment when we were notified by the respective customers that they would no longer be utilizing such facility. We tested the facility under construction for impairment when we suspended construction of the facility.

We re-perform the impairment analyses on an annual basis for each of the idle facilities and for the suspended construction project, and evaluate on a quarterly basis market developments for the potential utilization of each of these facilities in order to identify events that may cause us to reconsider our most recent assumptions. Such events could include negotiations with a prospective customer for the utilization of an idle facility at terms significantly less favorable than used in our most recent impairment analysis, or changes in legislation surrounding a particular facility that could impact our ability to house certain types of inmates at such facility. Further, a substantial increase in the number of available beds at other facilities we own could lead to a deterioration in market conditions and cash flows that we might be able to obtain under a new management contract at our idle facilities. We have historically secured contracts with customers at existing facilities that were already operational, allowing us to move the existing population to other idle facilities. Although they are not frequently received, an unsolicited offer to purchase any of our idle facilities, or facilities under construction such as the Trousdale project, at amounts that are less than the carrying value could also cause us to reconsider the assumptions used in our most recent impairment analysis. We have identified recent prospects to utilize each of the currently idled facilities and do not see any catalysts that would result in an impairment in the near term. However, we can provide no assurance that we will be able to secure management contracts to utilize our idle facilities, or that we will not incur impairment charges in the future.

Our evaluations also take into consideration our historical experience in securing new management contracts to utilize facilities that had been previously idled for periods comparable to or in excess of the periods that our currently idle facilities have been idle. Such previously idled facilities are currently being operated under contracts that generate cash flows resulting in the recoverability of the net book value of the previously idled facilities by substantial amounts. Due to a variety of factors, the lead time to negotiate contracts with our federal and state partners to utilize idle bed capacity is generally lengthy and has historically resulted in periods of idleness similar to the ones we are currently experiencing at our idle facilities. As a result of our analyses, we determined each of these assets to have recoverable values in excess of the corresponding carrying values.

By their nature, these estimates contain uncertainties with respect to the extent and timing of the respective cash flows due to potential delays or material changes to historical terms and conditions in contracts with prospective customers that could impact the estimate of cash flows. Notwithstanding the effects the current economy has had on our customers’ demand for prison beds in the short term which has led to our decision to idle certain facilities, we believe the long-term trends favor an increase in the utilization of our correctional facilities and management services. This belief is based on our experience in operating in recessionary environments and in working with governmental agencies faced with significant budgetary challenges, which is a primary contributing factor to the lack of appropriated funding to build new bed capacity by the federal and state governments with which we partner.

Goodwill impairments. As of March 31, 2012, we had $12.0 million of goodwill related to certain of our managed-only facilities. We evaluate the carrying value of goodwill during the fourth quarter of each year, in connection with our annual budgeting process, and whenever circumstances indicate the carrying value of goodwill may not be recoverable. Such circumstances primarily include, but are not limited to, the termination of a management contract or a significant decrease in inmate populations within a reporting unit.

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

Income taxes. Deferred income taxes reflect the available net operating losses and tax credit carry forwards and the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Realization of the future tax benefits related to deferred tax assets is dependent on many factors, including our past earnings history, expected future earnings, the character and jurisdiction of such earnings, unsettled circumstances that, if unfavorably resolved, would adversely affect utilization of our deferred tax assets, carryback and carryforward periods, and tax planning strategies that could potentially enhance the likelihood of realization of a deferred tax asset.

We have approximately $4.1 million in net operating losses applicable to various states that we expect to carry forward in future years to offset taxable income in such states. We have a valuation allowance of $0.7 million for the estimated amount of the net operating losses that will expire unused. In addition, we have $5.0 million of state tax credits applicable to various states that we expect to carry forward in future years to offset taxable income in such states. We have a $1.8 million valuation allowance related to state tax credits that are expected to expire unused. Although our estimate of future taxable income is based on current assumptions that we believe to be reasonable, our assumptions may prove inaccurate and could change in the future, which could result in the expiration of additional net operating losses or credits. We would be required to establish a valuation allowance at such time that we no longer expected to utilize these net operating losses or credits, which could result in a material impact on our results of operations in the future.

Self-funded insurance reserves. As of March 31, 2012, we had $33.2 million in accrued liabilities for employee health, workers’ compensation, and automobile insurance claims. We are significantly self-insured for employee health, workers’ compensation, and automobile liability insurance claims. As such, our insurance expense is largely dependent on claims experience and our ability to control our claims. We have consistently accrued the estimated liability for employee health insurance claims based on our history of claims experience and the time lag between the incident date and the date we pay the claims. We have accrued the estimated liability for workers’ compensation and automobile insurance claims based on an actuarial valuation of the outstanding liabilities, discounted to the net present value of the outstanding liabilities, using a combination of actuarial methods used to project ultimate losses. The liability for employee health, workers’ compensation, and automobile insurance includes estimates for both claims incurred and for claims incurred but not reported. These estimates could change in the future. It is possible that future cash flows and results of operations could be materially affected by changes in our assumptions, new developments, or by the effectiveness of our strategies.

Legal reserves. As of March 31, 2012, we had $11.0 million in accrued liabilities related to certain legal proceedings in which we are involved. We have accrued our best estimate of the probable costs for the resolution of these claims based on a range of potential outcomes. In addition, we are subject to current and potential future legal proceedings for which little or no accrual has been reflected because our current assessment of the potential exposure is nominal. These estimates have been developed in consultation with our General Counsel’s office and, as appropriate, outside counsel handling these matters, and are based upon an analysis of potential results, assuming a combination of litigation and settlement strategies. It is possible that future cash flows and results of operations could be materially affected by changes in our assumptions, new developments, or by the effectiveness of our strategies.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2011, FASB issued ASU No. 2011-05, Presentation of Comprehensive Income, which amends the disclosure and presentation requirements of Comprehensive Income. Specifically, FASB ASU No. 2011-05 requires that all nonowner changes in stockholders’ equity be presented either in 1) a single continuous statement of comprehensive income or 2) two separate but consecutive statements, in which the first statement presents total net income and its components, and the second statement presents total other comprehensive income and its components. The ASU does not change the items that are required to be reported in other comprehensive income. The ASU is effective for interim and annual periods beginning after December 15, 2011, and has been applied retrospectively. This ASU did not have any impact on our results of operations or financial position.

RESULTS OF OPERATIONS

Our results of operations are impacted by the number of facilities we owned and managed, the number of facilities we managed but did not own, the number of facilities we leased to other operators, and the facilities we owned that were not in operation. The following table sets forth the changes in the number of facilities operated for the periods presented:

	Effective Date	Owned and Managed	Managed Only	Leased	Total
Facilities as of December 31, 2010		45	21	2	68

Purchase of Lake Erie Correctional Institution	December 2011	1	—	—	1

Facilities as of December 31, 2011		46	21	2	69

Termination of the management contract for the Delta Correctional Facility	January 2012	—	(1)	—	(1)
Activation of the Jenkins Correctional Center	March 2012	1	—	—	1

Facilities as of March 31, 2012		47	20	2	69

Three Months Ended March 31, 2012 Compared to the Three Months Ended March 31, 2011

Net income was $31.7 million, or $0.32 per diluted share, for the three months ended March 31, 2012, compared with net income of $40.3 million, or $0.37 per diluted share, for the three months ended March 31, 2011. Net income was negatively impacted during the first quarter of 2012 due to the activation of our newly constructed 1,124-bed Jenkins Correctional Center in March 2012 and the ramp-up of Puerto Rico inmates at our 1,692-bed Cimarron Correctional Facility resulting in a combined operating loss of $4.9 million, or $0.03 per diluted share after taxes, as a result of the start-up costs incurred to prepare the facilities to begin receiving inmates during the first quarter of 2012. Net income during the three months ended March 31, 2012 was also negatively impacted by a $1.5 million charge, or $0.01 per diluted share after taxes, associated with debt refinancing transactions completed during the first quarter of 2012, as further described hereafter. Net income per diluted share during 2012 compared with 2011 was favorably impacted by our stock repurchase programs as further described hereafter.

Facility Operations

A key performance indicator we use to measure the revenue and expenses associated with the operation of the facilities we own or manage is expressed in terms of a compensated man-day, which represents the revenue we generate and expenses we incur for one inmate for one calendar day. Revenue and expenses per compensated man-day are computed by dividing facility revenue and expenses by the total number of compensated man-days during the period. A compensated man-day represents a calendar day for which we are paid for the occupancy of an inmate. We believe the measurement is useful because we are compensated for operating and managing facilities at an inmate per-diem rate based upon actual or minimum guaranteed occupancy levels. We also measure our ability to contain costs on a per-compensated man-day basis, which is largely dependent upon the number of inmates we accommodate. Further, per compensated man-day measurements are also used to estimate our potential profitability based on certain occupancy levels relative to design capacity. Revenue and expenses per compensated man-day for all of the facilities placed into service that we owned or managed, exclusive of those discontinued (see further discussion below regarding discontinued operations), were as follows for the three months ended March 31, 2012 and 2011:

	For the Three Months Ended March 31,
	2012	2011
Revenue per compensated man-day	$59.06	$58.92
Operating expenses per compensated man-day:
Fixed expense	32.20	30.81
Variable expense	10.06	9.50

Total	42.26	40.31

Operating margin per compensated man-day	$16.80	$18.61

Operating margin	28.4%	31.6%

Average compensated occupancy	88.7%	89.9%

Average available beds	91,104	88,865

Average compensated population	80,781	79,916

Revenue

The average compensated population for the quarter ended March 31, 2012 increased 865 from 79,916 in the first quarter of 2011 to 80,781 in the first quarter of 2012. The increase in average compensated population resulted primarily from the activation of the 1,798-bed Lake Erie Correctional Institution during the first quarter of 2012 after completing the purchase of the facility from the state of Ohio in December 2011.

Our total facility management revenue increased by $10.4 million, or 2.5%, during the first quarter of 2012 compared with the same period in the prior year resulting primarily from an increase in revenue of approximately $9.3 million generated by one additional day of operations, due to leap year, and an increase in the average daily compensated population during the first quarter of 2012. Additionally the increase in facility management revenue was also impacted by a slight increase of 0.2% in the average revenue per compensated man-day resulting in an increase of $1.0 million in facility management revenue.

Business from our federal customers, including primarily the Federal Bureau of Prisons (“BOP”), the United States Marshals Service (“USMS”), and U.S. Immigration and Customs Enforcement (“ICE”) continues to be a significant component of our business. Our federal customers generated approximately 43% of our total revenue for both the three months ended March 31, 2012 and 2011, increasing 3.8%, from $182.4 million during the three months ended March 31, 2011 to $189.3 million during the three months ended March 31, 2012.

State revenues increased $2.0 million, or 1.0%, from $213.8 million for the three months ended March 31, 2011 to $215.8 million for the three months ended March 31, 2012. The increase in state revenues resulting from the activation of our new contract with the state of Ohio at the Lake Erie facility were partially offset by declines in state revenues primarily from the state of California due to our strategic decision not to renew the contract for nearly 900 beds at our Florence Correctional Center, where we were able to replace such inmates with additional inmates from the USMS.

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

As of March 31, 2012, we had approximately 12,150 unoccupied beds at facilities that had availability of 100 or more beds, excluding 950 beds recently activated and committed to the state of Georgia at the Jenkins Correctional Center. We have staff throughout the organization actively engaged in marketing this available capacity to existing and prospective customers. Historically, we have been successful in substantially filling our inventory of available beds and the beds that we have constructed. Filling these beds would provide substantial growth in revenues, cash flow, and earnings per share. However, we can provide no assurance that we will be able to obtain new or existing customers to fill our available beds.

Operating Expenses

Operating expenses totaled $315.5 million and $293.2 million for the three months ended March 31, 2012, and 2011, respectively.

Fixed expenses per compensated man-day increased to $32.20 during the three months ended March 31, 2012 from $30.81 during the three months ended March 31, 2011 primarily as a result of an increase in salaries and benefits per compensated man-day of $1.43. We provided wage increases in the third quarter of 2011 to the majority of our employees, which has resulted in an increase in operating expenses. These wage increases have negatively impacted operating margins, as per diem increases and other expense controls did not exceed the level of wage increases. However, we will continue to monitor compensation levels very closely along with overall economic conditions and will set wage levels necessary to help ensure the long-term success of our business. Salaries and benefits represent the most significant component of fixed operating expenses and represented approximately 64% of total operating expenses during 2011 and for the first three months of 2012.

Our fixed expenses were also negatively impacted by increases in employee benefits including primarily unemployment taxes, employee medical benefits, and workers compensation, as well as certain payroll tax credits that were available during the first quarter of 2011 that are no longer available in 2012. Unemployment taxes have been affected by significant increases in many state unemployment tax rates, resulting from the nation’s high unemployment rate as states struggle to fund benefits for the unemployed. Our self-insured employee medical benefits have been negatively impacted by adverse claims experience caused by a number of factors, including increasing medical rates and higher utilization by employee spouses and dependents. Although we also experienced negative claims in workers compensation during the first quarter of 2012, claims experience was very favorable in the prior year quarter, contributing to the increase in the expense. We continue to assess the causes and evaluate potential strategies to manage our increase in employee benefits.

Notwithstanding the impact of the wage increases provided in the third quarter of 2011 to the majority of our employees and the increases in employee benefits, total salaries and benefits increased $14.7 million during the first quarter of 2012 compared with the same period in 2011, most notably as a result of the activation of the Lake Erie and the Jenkins facilities.

Facility variable expenses per compensated man-day increased $0.56, or 5.9%, during the three months ended March 31, 2012, compared with the same period in the prior year. The increases in facility variable operating expenses during the three-month period was also largely the result of the start-up costs incurred to prepare the Jenkins and Lake Erie facilities for operation.

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

In late January 2012, the governor of Kentucky submitted his proposed budget which included the transfer of the inmates currently held at one of our facilities to a facility owned by the state of Kentucky that had previously been closed as the result of damage sustained during an inmate disturbance. Based on our conversations with the Kentucky Department of Corrections, we expect Kentucky to remove inmates currently housed in the 656-bed Otter Creek Correctional Center, a facility we own in Wheelwright, Kentucky, by the end of August 2012. We plan to idle the facility if we are unable to identify a partner to utilize the facility. Total revenue at this facility represented less than 1% of our total revenue during both the three months ended March 31, 2012 and 2011.

Based on information available at this filing, other than the Kentucky contract at Otter Creek, we believe we will renew all other contracts that have expired or are scheduled to expire within the next twelve months. We believe our renewal rate on existing contracts remains high as a result of a variety of reasons including, but not limited to, the constrained supply of available beds within the U.S. correctional system, our ownership of the majority of the beds we operate, and the quality of our operations.

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

	For the Three Months Ended March 31,
	2012	2011
Owned and Managed Facilities:
Revenue per compensated man-day	$67.22	$66.90
Operating expenses per compensated man-day:
Fixed expense	34.29	32.49
Variable expense	10.52	10.00

Total	44.81	42.49

Operating margin per compensated man-day	$22.41	$24.41

Operating margin	33.3%	36.5%

Average compensated occupancy	85.9%	87.4%

Average available beds	65,780	63,797

Average compensated population	56,514	55,742

	For the Three Months Ended March 31,
	2012	2011
Managed Only Facilities:
Revenue per compensated man-day	$40.06	$40.50
Operating expenses per compensated man-day:
Fixed expense	27.34	26.93
Variable expense	8.99	8.35

Total	36.33	35.28

Operating margin per compensated man-day	$3.73	$5.22

Operating margin	9.3%	12.9%

Average compensated occupancy	95.8%	96.4%

Average available beds	25,324	25,068

Average compensated population	24,267	24,174

Owned and Managed Facilities

Our operating margins at owned and managed facilities for the three months ended March 31, 2012 decreased to 33.3% compared with 36.5% for the same three-month period in 2011. Facility contribution, or the operating income before interest, taxes, depreciation and amortization, at our owned and managed facilities decreased by $7.2 million, from $122.4 million during the first quarter of 2011 to $115.2 million during the first quarter of 2012, a decrease of 5.9%. The decrease in facility contribution at our owned and managed facilities during the first quarter of 2012 is largely the result of the aforementioned wage increases provided to the majority of our employees beginning in July 2011, reductions in margins associated with declines in USMS populations at certain facilities, combined with start-up expenses during the first quarter of 2012 at our Jenkins and Cimarron facilities.

Average compensated population at our owned and managed facilities increased 3.1%, from 63,797 to 65,780. The most notable increases in compensated population during the three months ended March 31, 2012 compared with 2011 occurred at the newly opened Lake Erie facility in January 2012 following the purchase from the state of Ohio in December 2011.

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

In May 2011, the U.S. Supreme Court upheld a lower court ruling requiring California to reduce its inmate population to 137.5% of its then current capacity, or to 110,000 inmates, by May 24, 2013. As of March 31, 2012, the adult inmate population held in state of California institutions totaled approximately 124,800 inmates, which did not include the California inmates held in our out of state facilities. In connection with this ruling, the court set forth targeted reductions, measured every six months, to inmate populations held in the 33 facilities located in the state of California.

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

In April 2012, the state of California released a new five-year plan for their projected population and capacity needs, which envisions recalling the inmates held in our facilities over the next several years resulting in an end to our agreement by June 2016. The plan includes many proposed modifications, including but not limited to, an increase in the cap required by the U.S. Supreme Court from 137.5% to 145% and new in-state construction. The plan acknowledges that if any portion of the plan is ineffective, alternatives such as continuing to house inmates out-of-state would have to be considered.

It is unclear at this time how realignment or the five-year plan may impact the long-term utilization by CDCR of our out of state beds. The return of the California inmates to the state of California would have a significant adverse impact on our financial position, results of operations, and cash flows. We housed approximately 9,500 inmates from the state of California as of March 31, 2012, compared with approximately 10,350 California inmates as of March 31, 2011 due to our strategic decision not to renew the contract for nearly 900 beds at our Florence Correctional Center, where we were able to replace such inmates with additional inmates from the USMS. Approximately 13% and 14% of our management revenue for the three months ended March 31, 2012 and 2011, respectively, was generated from the CDCR.

Managed-Only Facilities

Our operating margins at managed-only facilities were 9.3% and 12.9% during the three months ended March 31, 2012 and 2011, respectively. Facility contribution at our managed-only facilities decreased $3.1 million, from $11.4 million during the three months ended March 31, 2011 to $8.3 million during the three months ended March 31, 2012. The decrease in facility contribution at our managed-only facilities is largely the result of the wage increases in the third quarter of 2011 to the majority of our employees as well as increases in employee benefits.

Revenue per compensated man-day decreased to $40.06 from $40.50, or 1.1%, for the three months ended March 31, 2012 compared with the same period in the prior year. This decline is largely the result of a lower per diem from ICE at the Elizabeth facility resulting from a new contract that provides for a new classification of detainee populations.

Operating expenses per compensated man-day increased to $36.33 during the three months ended March 31, 2012 compared with $35.28 during the same period in the prior year. Operating expenses per compensated man-day for the three-month period ended March 31, 2012 was affected by the aforementioned July 2011 wage increases, and increases in inmate medical expenses and pharmaceutical costs caused by a higher number of inmates requiring offsite medical care and pharmaceutical needs.

In June 2011, Metro-Davidson County completed a 256-bed expansion of the facility we manage for them in Davidson County, Tennessee. Pursuant to the management contract, the County provides a guaranteed occupancy of 90% for each housing unit activated. The expansion has contributed to an increase in total facility contribution for managed-only facilities. As of March 31, 2012, we housed 1,200 inmates at the Metro-Davidson County facility.

In September 2011, we renegotiated our contract with ICE at the Elizabeth Detention Center, a facility we lease in New Jersey. The renegotiated contract provides for a new classification of detainee populations and a lower per diem. The transition to the new detainee population has negatively impacted facility contribution and operating margins of the managed-only segment in the first quarter of 2012 compared with the same period in 2011. The new agreement has nine one-year options and includes a 95% occupancy guarantee effective November 1, 2011.

During the three months ended March 31, 2012 and 2011, managed-only facilities generated 6.7% and 8.5%, respectively, of our total facility contribution. The managed-only business is attractive because it requires little or no upfront investment and relatively modest ongoing capital expenditures. However, we expect the managed-only business to remain competitive. Any further reductions to our per diem rates or the lack of per diem increases at managed-only facilities would likely result in a deterioration in our operating margins.

We have recently seen an increase in the number of opportunities available in the managed-only business, as more government agencies attempt to address their ongoing budget challenges and look to the private sector to help them solve their budget problems. We will pursue such opportunities where we are sufficiently compensated for the risk associated with this competitive business.

General and administrative expense

For the three months ended March 31, 2012 and 2011, general and administrative expenses totaled $21.8 million and $21.4 million, respectively. General and administrative expenses consist primarily of corporate management salaries and benefits, professional fees and other administrative expenses. General and administrative expenses during the first three months of 2012 included increases in professional fees.

Depreciation and amortization

For the three months ended March 31, 2012 and 2011, depreciation and amortization expense totaled $28.4 million and $26.9 million, respectively. The increase in depreciation and amortization from the comparable period in 2011 resulted from additional depreciation expense recorded on our capital expenditures, most notably the purchase during December of 2011 of the Lake Erie Correctional Institution from the state of Ohio and the activation in March 2012 of the newly constructed Jenkins Correctional Center.

Interest expense, net

Interest expense is reported net of interest income and capitalized interest for the three months ended March 31, 2012 and 2011. Gross interest expense, net of capitalized interest, was $17.4 million and $19.1 million, respectively, for the three months ended March 31, 2012 and 2011. Gross interest expense is based on outstanding borrowings under our revolving credit facility, our outstanding senior notes, as well as the amortization of loan costs and unused facility fees. We have benefited from relatively low interest rates on our revolving credit facility, which is largely based on the London Interbank Offered Rate (LIBOR). It is possible that LIBOR could increase in the future. Currently, the interest rate on our amended and restated revolving credit facility, which commenced in January 2012, bears interest at a LIBOR plus a margin of 1.50% compared to LIBOR plus a margin of 0.75% during 2011 on our then outstanding revolving credit facility. We have also increased our exposure to variable rate debt, as we redeemed $375 million of our 6.25% senior unsecured notes during the first and second quarters of 2012 with the expanded capacity under our amended and restated revolving credit facility.

Gross interest income was $0.5 million and $0.7 million for the three months ended March 31, 2012 and 2011, respectively. Gross interest income is earned on a direct financing lease, notes receivable, investments, and cash and cash equivalents.

Capitalized interest was $0.5 million and $0.1 million during the three months ended March 31, 2012 and 2011, respectively. Capitalized interest was associated with various construction and expansion projects further described under “Liquidity and Capital Resources” hereafter.

Expenses associated with debt refinancing transactions

During the first quarter of 2012, we reported a charge of $1.5 million in connection with debt refinancing transactions further described hereafter, consisting of $1.1 million for the write-off of loan loss associated with both the amended revolving credit facility and the redemption of $335.0 million of 6.25% senior unsecured notes, and $0.4 million of fees paid in connection with the tender offer for such notes. We expect to report an additional charge of approximately $0.2 million during the second quarter of 2012 associated with the redemption of the remaining outstanding balance of our 6.25% senior unsecured notes.

Income tax expense

We incurred income tax expense of $19.1 million and $24.7 million for the three months ended March 31, 2012 and 2011 respectively. Our effective tax rate was 37.3% and 37.9% during the three months ended March 31, 2012 and 2011, respectively. Our effective tax rate is estimated based on our current projection of taxable income, and could fluctuate based on changes in these estimates, the implementation of additional tax planning strategies, changes in federal or state tax rates or laws affecting tax credits available to us, changes in other tax laws, changes in estimates related to uncertain tax positions, or changes in state apportionment factors, as well as changes in the valuation allowance applied to our deferred tax assets that are based primarily on the amount of state net operating losses and tax credits that could expire unused.

Discontinued operations

In November 2011, we announced our joint decision with the state of Mississippi to cease operations of the 1,172-bed Delta Correctional Facility in Greenwood, Mississippi. We began ramping down the population of approximately 900 inmates from the state-owned Delta facility in December 2011 and completely closed the facility in January 2012. Accordingly, we reclassified the results of operations, net of taxes, and the assets and liabilities of this facility as discontinued operations upon termination of operations in the first quarter of 2012 for all periods presented. The Delta facility operated at a loss of $0.4 million and $0.1 million, net of taxes, for the three months ended March 31, 2012 and 2011, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Our principal capital requirements are for working capital, capital expenditures, and debt service payments. Capital requirements may also include cash expenditures associated with our outstanding commitments and contingencies, as further discussed in the notes to the financial statements and as further described in our 2011 Form 10-K. Additionally, we may incur capital expenditures to expand the design capacity of certain of our facilities (in order to retain management contracts) and to increase our inmate bed capacity for anticipated demand from current and future customers. We may acquire additional correctional facilities that we believe have favorable investment returns and increase value to our stockholders. We will also consider opportunities for growth, including potential acquisitions of businesses within our line of business and those that provide complementary services, provided we believe such opportunities will broaden our market share and/or increase the services we can provide to our customers.

We also regularly evaluate alternative uses of our cash flow in order to provide value to our shareholders. During the first quarter of 2012, we announced that we expect to commence paying a quarterly dividend of $0.20 per common share, commencing in the second quarter of 2012. In conjunction with this announcement, we terminated our outstanding stock repurchase plan.

As of March 31, 2012, our liquidity was provided by cash on hand of $31.4 million, and $221.7 million available under our $785.0 million revolving credit facility. During the three months ended March 31, 2012 and 2011, we generated $68.3 million and $111.0 million, respectively, in cash through operating activities, and as of March 31, 2012, we had net working capital of $97.1 million. We currently expect to be able to meet our cash expenditure requirements for the next year utilizing these resources. None of our outstanding debt requires scheduled principal repayments, and following the redemption in April 2012 of the remaining $40.0 million 6.25% senior notes that were scheduled to mature in March 2013, we have no debt maturities until January 2014.

During January 2012, we entered into an amended and restated senior secured revolving credit facility expanding the total capacity up to $785.0 million aggregate principal amount through December 2016 from the existing $450.0 million revolving credit facility that was scheduled to mature in December 2012. The amended and restated revolving credit facility matures in December 2016, and interest is based on either a base rate plus a varying margin ranging from 0.25% to 1.00% or a LIBOR plus a varying margin of 1.25% to 2.00% based on our leverage ratio. In addition to refinancing the $450.0 million revolving credit facility, the amended and restated revolving credit facility was used to provide the financing for the tender offer of $57.5 million of our existing 6.25% $375.0 million senior notes due 2013 and the payment of fees, commissions and expenses in connection with the foregoing as well as for other general corporate purposes. Following the tender offer, we used $277.5 million of the amended and restated revolving credit facility to redeem additional outstanding 6.25% senior notes due 2013 to bring the balance of the notes outstanding to $40.0 million as of March 31, 2012. We redeemed the remaining $40.0 million balance of our 6.25% senior notes due 2013 on April 16, 2012 using capacity under our amended and restated senior secured revolving credit facility.

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

Facility development and capital expenditures

We commenced development of the new Jenkins Correctional Center in Georgia during the third quarter of 2010 pursuant to a construction and management contract awarded to us by the Georgia Department of Corrections in September 2010 to manage up to 1,150 male inmates. Construction was completed during the first quarter of 2012 for a total cost of approximately $51.0 million. The contract has an initial one-year base term with 24 one-year renewal options. Additionally, the contract provides for a population guarantee of 90% following a 120-day ramp-up period. The Georgia Department of Corrections began transferring inmates into the facility in March 2012.

In September 2011, we announced that we entered into a contract with the state of Ohio to purchase the 1,798-bed Lake Erie Correctional Institution located in Conneaut, Ohio. We purchased the facility in late December 2011, which was constructed in 1999, for a purchase price of approximately $73.0 million. We also entered into a management contract to manage state of Ohio inmates at this facility, which commenced on January 1, 2012 and has an initial term of twenty years with unlimited renewal options subject to appropriations and mutual agreement. The management contract also provides a guaranteed occupancy of 90% which commenced in March 2012 following a transition period.

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

In order to retain federal inmate populations we currently manage in the San Diego Correctional Facility, we will be required to construct a new facility in the future. The San Diego Correctional Facility is subject to a ground lease with the County of San Diego. Under the provisions of the lease, the facility is divided into three different properties whereby, pursuant to an amendment to the ground lease executed in January 2010, ownership of the entire facility reverts to the County upon expiration of the lease on December 31, 2015. As of March 31, 2012, we have invested approximately $45.3 million to acquire property, conduct environmental studies, obtain building permits, and complete various other design activities. We have developed plans to build a detention facility and a construction timeline that coincides with the expiration of the ground lease. We currently estimate the total construction cost, inclusive of land and site development costs already incurred, will range from approximately $142.0 million to $150.0 million. We plan to use this new facility to house the existing federal inmate populations at the San Diego Correctional Facility. However, we can provide no assurance that we will be able to retain these inmate populations.

During the three months ended March 31, 2012, we capitalized $12.8 million of facility maintenance and technology related expenditures, compared with $4.8 million during the three months ended March 31, 2011. We currently expect to incur approximately $50.0 million to $55.0 million in facility maintenance and information technology capital expenditures during 2012, and approximately $30.0 million to $35.0 million on prison development and expansions. During the year ended December 31, 2011, we capitalized $47.9 million of facility maintenance and technology related expenditures and $123.5 million on prison acquisition, development and expansions, including the acquisition of the Lake Erie Correctional Institution. We also currently expect to pay approximately $94.0 million to $97.0 million in federal and state income taxes during 2012, compared with $70.3 million during 2011. Income taxes paid in 2011 reflect the favorable tax depreciation provisions of the Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010, which increased the amount of “bonus” depreciation for tax purposes that can be deducted from 50% to 100% for qualifying assets placed into service after September 8, 2010 and throughout 2011. Bonus depreciation reverts to 50% during 2012.

Although the demand for prison beds in the short term has been affected by the severe budget challenges many of our customers currently face, these challenges put further pressure on our customers’ ability to construct new prison beds of their own, which we believe could result in further reliance on the private sector for providing the capacity we believe our customers will need in the long term. We will continue to pursue opportunities like the aforementioned Jenkins Correctional Center we are constructing for the state of Georgia. In the long-term, however, we would like to see continued and meaningful utilization of our available capacity and better visibility from our customers before we add any additional capacity on a speculative basis.

We will also continue to pursue additional opportunities to purchase and subsequently manage existing government-owned facilities under a program recently announced as our “Corrections Investment Initiative”. This program follows the success of our recent transaction with the state of Ohio whereby we purchased an existing 1,798-bed facility owned by the state and entered into a twenty year contract to manage the facility for the state of Ohio. This initiative provides our government partners with an opportunity to manage their challenging corrections budgets by providing meaningful upfront cash proceeds as well as future operational cost savings. At the Ohio facility we recently purchased, we are also modernizing the systems and enhancing operational efficiencies which are expected to contribute to the operational cost savings.

Share repurchase programs

In August 2011, our Board of Directors approved an increase in the aggregate amount under our previously announced share repurchase program from $350.0 million to $500.0 million after expanding the authorization in May 2011 by $100.0 million from the $250.0 million originally approved by the Board in February 2010. The program was intended to be implemented through purchases made from time to time in the open market or in privately negotiated transactions in accordance with SEC requirements. From February 2010 through December 31, 2011, we completed the purchase of 17.7 million shares at a total cost, including commissions, of $383.2 million. Including shares repurchased under a previous stock repurchase program authorized by the Board in November 2008, through December 31, 2011 we repurchased 28.4 million shares of our common stock at an average cost per share of $17.91, representing 22.6% of the total shares outstanding prior to the initiation of the first program. Further, we have repurchased this $508.2 million of our common stock while improving our leverage ratios. In February 2012, we terminated the share repurchase program in conjunction with the announcement to commence a quarterly cash dividend beginning in the second quarter of 2012. There were no share repurchases in 2012.

Summary of debt

As of March 31, 2012, the interest rates on all our outstanding indebtedness are fixed, with the exception of the interest rate applicable to $535.0 million outstanding under our revolving credit facility, with a total weighted average effective interest rate of 5.3%, while our total weighted average maturity was 4.4 years. The January 2012 refinancing lowered our total weighted average interest rate and extended our weighted average debt maturity. Although we increased our exposure to variable rate debt, we believe we have the ability to fix the interest rate on some or all of this debt through the issuance of new debt securities or otherwise enter into swap arrangements when we determine that market conditions for such transactions are favorable. On June 3, 2011, Moody’s raised our senior unsecured debt rating to “Ba1” from “Ba2” and revised the outlook on our debt rating from positive to stable. Standard & Poor’s Ratings Services currently rates our unsecured debt and corporate credit as “BB”. On February 7, 2012, Fitch Ratings assigned a rating of “BBB-” to our revolving credit facility and “BB+” ratings to our unsecured debt and corporate credit.

We have the ability to fund our capital expenditure requirements, including the aforementioned construction projects, as well as our facility maintenance and information technology expenditures, working capital, debt service requirements, and dividend payments, with cash on hand, net cash provided by operations, and borrowings available under our amended and restated revolving credit facility.

Operating Activities

Our net cash provided by operating activities for the three months ended March 31, 2012 was $68.3 million, compared with $111.0 million for the same period in the prior year. Cash provided by operating activities represents the year to date net income plus depreciation and amortization, changes in various components of working capital, and various non-cash charges, including primarily deferred income taxes. The decrease in cash provided by operating activities for the three months ended March 31, 2012 was primarily due to the decrease in operating income and negative fluctuations in working capital balances during the first three months of 2012 when compared to the same period in 2011, most notably the collection during the first quarter of 2011 of past due accounts receivable at December 31, 2010, from the state of California.

Investing Activities

Our cash flow used in investing activities was $22.9 million for the three months ended March 31, 2012 and was primarily attributable to capital expenditures during the three-month period of $22.9 million, including expenditures for facility development and expansions of $9.4 million primarily related to the aforementioned facility development projects during the period. Our cash flow used in investing activities was $12.5 million for the three months ended March 31, 2011 and was primarily attributable to capital expenditures during the three-month period of $12.7 million, including expenditures for facility development and expansions of $6.0 million.

Financing Activities

Cash flow used in financing activities was $69.9 million for the three months ended March 31, 2012 and was primarily attributable to $65.0 million of net principal payments of debt outstanding and $6.3 million for payments of debt issuance and other refinancing costs associated with the aforementioned January 2012 refinancing transactions. Additionally, cash flow used in financing activities included $2.4 million for the purchase and retirement of common stock that was issued in connection with equity-based compensation. These payments were partially offset by the cash flows associated with exercising stock options, including the related income tax benefit of equity compensation, totaling $3.8 million.

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

Contractual Obligations

The following schedule summarizes our contractual cash obligations by the indicated period as of March 31, 2012 (in thousands):

	Payments Due By Year Ended December 31,
	2012 (remainder)	2013	2014	2015	2016	Thereafter	Total
Long-term debt	$—	$40,000	$150,000	$—	$535,000	$465,000	$1,190,000
Interest on senior notes	42,350	47,413	41,100	36,038	36,038	18,018	220,957
Contractual facility expansions	17,047	—	—	—	—	—	17,047
Operating leases	5,610	6,142	6,162	4,794	2,112	26,188	51,008

Total contractual cash obligations	$65,007	$93,555	$197,262	$40,832	$573,150	$509,206	$1,479,012

The long term debt due in 2013 in the table above was repaid in April 2012 with borrowings available under our revolving credit facility. The cash obligations in the table above do not include future cash obligations for variable interest associated with our outstanding revolving credit facility as projections would be based on future outstanding balances as well as future variable interest rates, and we are unable to make reliable estimates of either. Further, the cash obligations in the table above also do not include future cash obligations for uncertain tax positions as we are unable to make reliable estimates of the timing of such payments, if any, to the taxing authorities. We had $28.3 million of letters of credit outstanding at March 31, 2012 primarily to support our requirement to repay fees and claims under our workers’ compensation plan in the event we do not repay the fees and claims due in accordance with the terms of the plan. The letters of credit are renewable annually. We did not have any draws under any outstanding letters of credit during the three months ended March 31, 2012 or 2011. The contractual facility expansions included in the table above represent expansion or development projects for which we have already entered into a contract with a customer that obligates us to complete the expansion or development project. Certain of our other ongoing construction projects are not currently under contract and thus are not included as a contractual obligation above as we may generally suspend or terminate such projects without substantial penalty.

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

Our primary market risk exposure is to changes in U.S. interest rates. We are exposed to market risk related to our revolving credit facility because the interest rate on our revolving credit facility is subject to fluctuations in the market. If the interest rate for our outstanding indebtedness under the revolving credit facility was 100 basis points higher or lower during the three months ended March 31, 2012, our interest expense, net of amounts capitalized, would have been increased or decreased by $1.1 million.

As of March 31, 2012, we had outstanding $40.0 million of senior notes with a fixed interest rate of 6.25%, $150.0 million of senior notes with a fixed interest rate of 6.75%, and $465.0 million of senior notes with a fixed interest rate of 7.75%. Because the interest rates with respect to these instruments are fixed, a hypothetical 100 basis point increase or decrease in market interest rates would not have a material impact on our financial statements.

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

There have been no material changes in our “Risk Factors” as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

The following exhibits are filed herewith:

Exhibit Number	Description of Exhibits

31.1	Certification of the Company’s Chief Executive Officer pursuant to Securities and Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Company’s Chief Financial Officer pursuant to Securities and Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*	As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933, as amended, and Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CORRECTIONS CORPORATION OF AMERICA

Date: May 7, 2012	/s/ Damon T. Hininger
Damon T. Hininger
President and Chief Executive Officer

/s/ Todd J Mullenger
Todd J Mullenger
Executive Vice President, Chief Financial Officer, and Principal Accounting Officer