Form 10-Q
period 2012-09-30
CORRECTIONS CORP OF AMERICA
filed 2012-11-08
CIK 1070985

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: SEPTEMBER 30, 2012

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

Indicate the number of shares outstanding of each class of Common Stock as of November 6, 2012.

Shares of Common Stock, $0.01 par value per share: 100,057,482 shares outstanding.

CORRECTIONS CORPORATION OF AMERICA

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2012

PART I – FINANCIAL INFORMATION

ITEM 1. – FINANCIAL STATEMENTS.

CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED AND AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	September 30, 2012	December 31, 2011
ASSETS

Cash and cash equivalents	$59,242	$55,802
Accounts receivable, net of allowance of $1,155 and $1,218, respectively	239,233	269,685
Deferred tax assets	7,947	11,768
Prepaid expenses and other current assets	23,807	18,676
Current assets of discontinued operations	12	3,498

Total current assets	330,241	359,429

Property and equipment, net	2,582,019	2,608,740

Restricted cash	5,020	5,013
Investment in direct financing lease	7,928	9,233
Goodwill	11,988	11,988
Other assets	30,479	25,047
Non-current assets of discontinued operations	—	181

Total assets	$2,967,675	$3,019,631

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accounts payable and accrued expenses	$171,048	$195,726
Income taxes payable	98	605
Current liabilities of discontinued operations	963	2,031

Total current liabilities	172,109	198,362

Long-term debt	1,131,152	1,245,014
Deferred tax liabilities	137,276	136,503
Other liabilities	35,060	31,730

Total liabilities	1,475,597	1,611,609

Commitments and contingencies

Preferred stock - $0.01 par value; 50,000 shares authorized; none issued and outstanding at September 30, 2012 and December 31, 2011, respectively	—	—
Common stock - $0.01 par value; 300,000 shares authorized; 100,048 and 99,528 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively	1,000	995
Additional paid-in capital	1,142,271	1,129,435
Retained earnings	348,807	277,592

Total stockholders’ equity	1,492,078	1,408,022

Total liabilities and stockholders’ equity	$2,967,675	$3,019,631

The accompanying notes are an integral part of these consolidated financial statements.

CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED AND AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
REVENUE:
Management and other	$443,572	$431,586	$1,320,641	$1,285,608
Rental	1,281	551	2,383	1,653

	444,853	432,137	1,323,024	1,287,261

EXPENSES:
Operating	314,338	301,689	946,456	888,866
General and administrative	22,015	23,007	66,950	66,236
Depreciation and amortization	28,612	26,536	85,301	80,509

	364,965	351,232	1,098,707	1,035,611

OPERATING INCOME	79,888	80,905	224,317	251,650

OTHER EXPENSES:
Interest expense, net	13,722	18,058	45,341	54,820
Expenses associated with debt refinancing transactions	168	—	1,996	—
Other (income) expense	(422)	73	(369)	262

	13,468	18,131	46,968	55,082

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	66,420	62,774	177,349	196,568

Income tax expense	(24,081)	(23,427)	(65,634)	(74,165)

INCOME FROM CONTINUING OPERATIONS	42,339	39,347	111,715	122,403

Loss from discontinued operations, net of taxes	—	(107)	(362)	(415)

NET INCOME	$42,339	$39,240	$111,353	$121,988

BASIC EARNINGS PER SHARE:
Income from continuing operations	$0.42	$0.38	$1.12	$1.14
Loss from discontinued operations, net of taxes	—	—	—	—

Net income	$0.42	$0.38	$1.12	$1.14

DILUTED EARNINGS PER SHARE:
Income from continuing operations	$0.42	$0.37	$1.11	$1.14
Loss from discontinued operations, net of taxes	—	—	—	—

Net income	$0.42	$0.37	$1.11	$1.14

DIVIDENDS PER SHARE	$0.20	$—	$0.40	$—

The accompanying notes are an integral part of these consolidated financial statements.

CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED AND AMOUNTS IN THOUSANDS)

	For the Nine Months Ended September 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$111,353	$121,988
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	85,301	80,883
Expenses associated with debt refinancing transactions	1,996	—
Amortization of debt issuance costs and other non-cash interest	3,280	3,234
Deferred income taxes	3,585	16,389
Income tax benefit of equity compensation	(2,291)	(1,889)
Non-cash equity compensation	9,116	7,788
Other expenses and non-cash items	662	1,327
Changes in assets and liabilities, net:
Accounts receivable, prepaid expenses and other assets	28,916	47,439
Accounts payable, accrued expenses and other liabilities	(20,161)	(20,221)
Income taxes payable	1,294	1,060

Net cash provided by operating activities	223,051	257,998

CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for facility development and expansions	(25,427)	(37,602)
Expenditures for other capital improvements	(35,738)	(30,331)
Decrease in restricted cash	—	1,749
Proceeds from sale of assets	496	829
Increase in other assets	(2,787)	(1,752)
Payments received on direct financing lease	1,156	1,024

Net cash used in investing activities	(62,300)	(66,083)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of debt	808,500	273,623
Principal repayments of debt	(923,500)	(221,589)
Payment of debt issuance and other refinancing and related costs	(6,328)	—
Income tax benefit of equity compensation	2,291	1,889
Purchase and retirement of common stock	(2,481)	(225,300)
Proceeds from exercise of stock options	4,015	1,911
Dividends paid	(39,838)	—

Net cash used in financing activities	(157,341)	(169,466)

NET INCREASE IN CASH AND CASH EQUIVALENTS	3,410	22,449

CASH AND CASH EQUIVALENTS, beginning of period	55,832	25,509

CASH AND CASH EQUIVALENTS, end of period	$59,242	$47,958

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest (net of amounts capitalized of $837 and $894 in 2012 and 2011, respectively)	$44,978	$52,823

Income taxes	$59,645	$58,092

The accompanying notes are an integral part of these consolidated financial statements.

CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012

(UNAUDITED AND AMOUNTS IN THOUSANDS)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Total
	Shares	Par Value
Balance as of December 31, 2011	99,528	$995	$1,129,435	$277,592	$1,408,022

Net income	—	—	—	111,353	111,353

Issuance of common stock	—	—	19	—	19

Retirement of common stock	(100)	(1)	(2,480)	—	(2,481)

Dividends declared on common stock ($0.40 per share)	—	—	—	(40,138)	(40,138)

Restricted stock compensation, net of forfeitures	(13)	—	5,604	—	5,604

Income tax benefit of equity compensation	—	—	2,191	—	2,191

Stock option compensation expense, net of forfeitures	—	—	3,493	—	3,493

Restricted stock grant	332	3	(3)	—	—

Stock options exercised	301	3	4,012	—	4,015

Balance as of September 30, 2012	100,048	$1,000	$1,142,271	$348,807	$1,492,078

The accompanying notes are an integral part of these consolidated financial statements.

CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011

(UNAUDITED AND AMOUNTS IN THOUSANDS)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Total
	Shares	Par Value
Balance as of December 31, 2010	109,754	$1,098	$1,354,691	$115,082	$1,470,871

Net income	—	—	—	121,988	121,988

Issuance of common stock	2	—	38	—	38

Retirement of common stock	(10,560)	(106)	(237,350)	—	(237,456)

Restricted stock compensation, net of forfeitures	(18)	—	4,559	—	4,559

Income tax benefit of equity compensation	—	—	1,771	—	1,771

Stock option compensation expense, net of forfeitures	—	—	3,191	—	3,191

Restricted stock grant	185	2	(2)	—	—

Stock options exercised	245	2	1,909	—	1,911

Balance as of September 30, 2011	99,608	$996	$1,128,807	$237,070	$1,366,873

The accompanying notes are an integral part of these consolidated financial statements.

CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SEPTEMBER 30, 2012

1.	ORGANIZATION AND OPERATIONS

As of September 30, 2012, Corrections Corporation of America, a Maryland corporation (together with its subsidiaries, the “Company” or “CCA”), owned 49 correctional and detention facilities and operated 67 facilities, located in 20 states and the District of Columbia.

CCA specializes in owning, operating, and managing prisons and other correctional facilities and providing inmate residential and prisoner transportation services for governmental agencies. In addition to providing the fundamental residential services relating to inmates, CCA’s facilities offer a variety of rehabilitation and educational programs, including basic education, religious services, life skills and employment training, and substance abuse treatment. These services are intended to reduce recidivism and to prepare inmates for their successful re-entry into society upon their release. CCA also provides inmates health care (including medical, dental and mental health services), food services, and work and recreational programs.

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

Recent Accounting Pronouncements

In June 2011, FASB issued Accounting Standards Update (“ASU”) No. 2011-05, “Presentation of Comprehensive Income”, which amends the disclosure and presentation requirements of Comprehensive Income. Specifically, FASB ASU No. 2011-05 requires that all nonowner changes in stockholders’ equity be presented either in 1) a single continuous statement of comprehensive income or 2) two separate but consecutive statements, in which the first statement presents total net income and its components, and the second statement presents total other comprehensive income and its components. The ASU does not change the items that are required to be reported in other comprehensive income. The ASU was effective for interim and annual periods beginning after December 15, 2011, and has been applied retrospectively. This ASU did not have any impact on the Company’s results of operations or financial position as the Company has no items of comprehensive income.

Fair Value of Financial Instruments

To meet the reporting requirements of Accounting Standard Codification (“ASC”) 825, “Financial Instruments”, regarding fair value of financial instruments, CCA calculates the estimated fair value of financial instruments using market interest rates and quoted market prices of similar instruments or discounted cash flow techniques with observable Level 2 inputs, as defined in ASC 820, “Fair Value Measurement”. At September 30, 2012 and December 31, 2011, there were no material differences between the carrying amounts and the estimated fair values of CCA’s financial instruments, other than as follows (in thousands):

	September 30, 2012		December 31, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Investment in direct financing lease	$9,642	$11,382	$10,798	$12,613
Note receivable from APM	$4,896	$8,827	$4,749	$7,825
Debt	$(1,131,152)	$(1,176,338)	$(1,245,014)	$(1,302,550)

3.	GOODWILL

ASC 350, “Intangibles-Goodwill and Other”, establishes accounting and reporting requirements for goodwill and other intangible assets. Goodwill was $12.0 million as of September 30, 2012 and December 31, 2011 and was associated with facilities CCA manages but does not own. This goodwill was established in connection with the acquisitions of two service companies during 2000.

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

In February 2008, CCA announced its intention to construct a new correctional facility in Trousdale County, Tennessee. However, during the first quarter of 2009, CCA suspended the construction of this facility until there is greater clarity around the timing of future bed absorption by its customers. CCA continues to monitor its customers’ needs, and could promptly resume construction of the facility. As of September 30, 2012, CCA has capitalized $29.0 million related to the Trousdale facility, including $0.6 million in equipment and $15.2 million of pre-fabricated concrete cells that are constructed and being stored on this site but are generally transferable to other potential CCA development projects.

In late January 2012, the governor of Kentucky submitted his proposed budget, which included the transfer of the inmates currently held at one of CCA’s facilities to a facility owned by the state of Kentucky that had previously been closed. The Kentucky Department of Corrections has completed the removal of the inmates previously housed in the 656-bed Otter Creek Correctional Center, a facility CCA owns in Wheelwright, Kentucky, and CCA subsequently idled the facility. The Otter Creek facility is subject to a deed of conveyance with the City of Wheelwright that includes a provision, among others, that would allow assumption of ownership of the facility by the City of Wheelwright if CCA ceases to operate the facility for more than two years. CCA is currently pursuing various customers to utilize the facility.

In June 2012, CCA received notification from the lessor of a non-secure educational facility CCA owns in Houston, Texas that the lessor was no longer able to continue making payments under the lease, resulting in a default under the lease agreement. During the third quarter of 2012, CCA reached a settlement with the lessor for damages due CCA under the defaulted lease agreement that required the lessor to pay $1.0 million in satisfaction of future lease obligations. CCA is marketing this facility to other potential customers for either a lease or a sale transaction.

During 2010, CCA idled the 1,600-bed Prairie Correctional Facility, the 752-bed Huerfano County Correctional Center, and its 2,160-bed Diamondback Correctional Facility due to excess capacity within the states of Minnesota, Washington, and Arizona allowing those states to phase out the utilization of private sector beds at that time. Additionally, CCA owns the Queensgate Correctional Facility in Ohio and Shelby Training Center in Tennessee that were both idled in 2008 and are currently available to potential customers. The carrying values of CCA’s seven idled facilities totaled $133.4 million and $137.0 million as of September 30, 2012 and December 31, 2011, respectively, excluding equipment and other assets that could generally be transferred and used at other facilities CCA owns without significant cost. CCA tested each of the aforementioned seven facilities for impairment when it was notified by the respective customers that they would no longer be utilizing such facility. CCA performs the impairment analyses on an annual basis for each of the idled facilities and for the suspended construction project in Trousdale County, Tennessee, and evaluates on a quarterly basis market developments for the potential utilization of each of these facilities in order to identify events that may cause CCA to reconsider its most recent assumptions. As a result of CCA’s analyses, CCA determined each of these assets to have recoverable values in excess of the corresponding carrying values.

CCA commenced development of the new Jenkins Correctional Center in Georgia during the third quarter of 2010, pursuant to a construction and management contract awarded to CCA by the Georgia Department of Corrections in September 2010 to manage up to 1,150 male inmates. Construction was completed during the first quarter of 2012 at a total cost of approximately $51.0 million. The contract has an initial one-year base term with 24 one-year renewal options. Additionally, the contract provides for a population guarantee of 90% of the contracted beds which commenced in July 2012 following a 120-day ramp-up period. The Georgia Department of Corrections began transferring inmates into the facility in March 2012 and as of September 30, 2012, the facility housed approximately 1,150 inmates.

In September 2011, CCA announced that it entered into a contract with the state of Ohio to purchase the 1,798-bed Lake Erie Correctional Institution located in Conneaut, Ohio. In December 2011, CCA completed the purchase of the Lake Erie facility, which was constructed in 1999, for a purchase price of approximately $73.0 million. CCA also entered into a management contract to manage state of Ohio inmates at this facility, which commenced on January 1, 2012 and has an initial term of twenty years with unlimited renewal options subject to appropriations and mutual agreement. The management contract also provides a guaranteed occupancy of 90% of the contracted beds which commenced in March 2012 following a transition period.

In order to retain federal inmate populations CCA currently manages in the 1,154-bed San Diego Correctional Facility, CCA will be required to construct a new facility in the future at a site it is currently developing. The San Diego Correctional Facility is subject to a ground lease with the County of San Diego. Under the provisions of the lease, the facility is divided into different premises whereby, pursuant to an amendment to the ground lease executed in January 2010, ownership of the entire facility reverts to the County upon expiration of the lease on December 31, 2015. As of September 30, 2012, CCA has invested approximately $47.5 million to acquire property, conduct environmental studies, obtain building permits, and complete various other design activities related to the new facility. CCA has developed plans to build a detention facility and a construction timeline that coincides with the expiration of the ground lease with the County of San Diego. CCA currently estimates the total construction cost, inclusive of land and site development costs already incurred, will range from approximately $142.0 million to $150.0 million. CCA plans to use this new facility to house the existing federal inmate populations at the San Diego Correctional Facility. However, CCA can provide no assurance that it will be able to retain these inmate populations.

In September 2012, CCA announced that it was awarded a new management contract from the Arizona Department of Corrections to house up to 1,000 medium-security inmates at its 1,596-bed Red Rock Correctional Center in Arizona. The new management contract contains an initial term of ten years, with two five-year renewal options upon mutual agreement and provides an occupancy guarantee of 90% of the contracted beds, which is expected to be implemented in two phases. CCA expects to begin receiving approximately 500 inmates from Arizona beginning in January of 2014 and an additional 500 inmates in 2015. Additionally, the contract provides the state of Arizona with an option to purchase the Red Rock facility at any time during the term of the contract, including extension options, based on an amortization schedule starting with the fair market value and decreasing evenly to zero over the twenty-year term. In order to prepare the Red Rock facility to house Arizona inmates under this contract, CCA expects to incur approximately $20.0 million in capital improvements for certain physical plant modifications. CCA currently manages approximately 1,500 inmates for the state of California at its Red Rock facility. CCA expects to begin working with Arizona and California later next year to determine the most desirable time to transfer California populations from the Red Rock facility. To the extent California needs replacement capacity, the contract with the state of California provides flexibility to utilize other beds in CCA’s system upon mutual agreement.

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

The following table summarizes the results of operations for this facility for the three and nine months ended September 30, 2012 and 2011 (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011

REVENUE:
Managed-only	$—	$2,906	$193	$8,659

	—	2,906	193	8,659

EXPENSES:
Managed-only	—	2,975	861	8,952
Depreciation and amortization	—	101	—	374

	—	3,076	861	9,326

OPERATING LOSS	—	(170)	(668)	(667)

Other income	—	—	91	—

LOSS FROM DISCONTINUED OPERATIONS BEFORE INCOME TAXES	—	(170)	(577)	(667)

Income tax benefit	—	63	215	252

LOSS FROM DISCONTINUED OPERATIONS, NET OF TAXES	$—	$(107)	$(362)	$(415)

The assets and liabilities of the discontinued operations presented in the accompanying consolidated balance sheets are as follows (in thousands):

	September 30, 2012	December 31, 2011
ASSETS

Cash and cash equivalents	$—	$30
Accounts receivable	—	3,353
Prepaid expenses and other current assets	12	115

Total current assets	12	3,498

Property and equipment, net	—	178

Other assets	—	3

Total assets	$12	$3,679

LIABILITIES

Accounts payable and accrued expenses	$963	$2,031

Total current liabilities	$963	$2,031

These assets and liabilities include those of the Delta facility, along with the assets and liabilities of the Gadsden Correctional Institution and the Hernando County Jail, both of which we ceased operating during the third quarter of 2010, and the Bay County Jail, which we ceased operating in 2008. We did not own any of these facilities.

6.	DEBT

Debt outstanding as of September 30, 2012 and December 31, 2011 consists of the following (in thousands):

	September 30, 2012	December 31, 2011

Revolving Credit Facility, principal due at maturity in December 2016; interest payable periodically at variable interest rates. The weighted average rate at September 30, 2012 and December 31, 2011 was 1.7% and 1.0%, respectively.	$635,000	$265,000

6.25% Senior Notes, principal due at maturity in March 2013; interest payable semi-annually in March and September at 6.25%. These notes were redeemed in 2012, as further described hereafter.	—	375,000

6.75% Senior Notes, principal due at maturity in January 2014; interest payable semi-annually in January and July at 6.75%. During June 2012 and August 2012, $60.0 million and $50.0 million, respectively, of these notes were redeemed, as further described hereafter.	40,000	150,000

7.75% Senior Notes, principal due at maturity in June 2017; interest payable semi-annually in June and December at 7.75%. These notes were issued with a $13.4 million discount, of which $8.8 million and $10.0 million was unamortized at September 30, 2012 and December 31, 2011, respectively.	456,152	455,014

	$1,131,152	$1,245,014

Revolving Credit Facility. During December 2007, CCA entered into a $450.0 million senior secured revolving credit facility (the “Revolving Credit Facility”). The Revolving Credit Facility was utilized to fund expansion and development projects, the stock repurchase program as further described in Note 7, working capital, capital expenditures, and general corporate purposes.

During January 2012, CCA entered into an amended and restated $785.0 million senior secured revolving credit facility (the “Amended Revolving Credit Facility”). In addition to replacing the existing Revolving Credit Facility, during the first quarter of 2012 the Amended Revolving Credit Facility was used for the purchase of $335.0 million of CCA’s existing 6.25% Senior Notes and the payment of fees, commissions and expenses in connection with the foregoing as well as for other general corporate purposes. CCA capitalized approximately $6.0 million of new costs associated with the issuance of the Amended Revolving Credit Facility and incurred a charge of $0.1 million during the first quarter of 2012 for the write-off of loan costs associated with the previous Revolving Credit Facility.

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

The Amended Revolving Credit Facility has a $30.0 million sublimit for swing line loans that enables CCA to borrow from the Administrative Agent without advance notice at the base rate. The Amended Revolving Credit Facility also has a $100.0 million sublimit for the issuance of standby letters of credit. As of September 30, 2012, CCA had $635.0 million in borrowings under the Amended Revolving Credit Facility as well as $26.0 million in letters of credit outstanding, resulting in $124.0 million being available under the Amended Revolving Credit Facility.

The Amended Revolving Credit Facility is secured by a pledge of all of the capital stock of CCA’s domestic subsidiaries, 65% of the capital stock of CCA’s foreign subsidiaries, all of CCA’s accounts receivable, and all of CCA’s deposit accounts.

The Amended Revolving Credit Facility requires CCA to meet certain financial covenants, including, without limitation, a maximum total leverage ratio, a maximum secured leverage ratio, and a minimum interest coverage ratio. As of September 30, 2012, CCA was in compliance with all such covenants. In addition, the Amended Revolving Credit Facility contains certain covenants which, among other things, limit both the incurrence of additional indebtedness, investments, payment of dividends, transactions with affiliates, asset sales, acquisitions, capital expenditures, mergers and consolidations, prepayments and modifications of other indebtedness, liens and encumbrances and other matters customarily restricted in such agreements. In addition, the Amended Revolving Credit Facility is subject to certain cross-default provisions with terms of CCA’s other indebtedness, and is subject to acceleration upon the occurrence of a change control.

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

6.75% Senior Notes. Interest on the outstanding $40.0 million aggregate principal amount of CCA’s 6.75% unsecured senior notes issued in January 2006 in the original aggregate principal amount of $150.0 million (the “6.75% Senior Notes”) accrues at the stated rate and is payable on January 31 and July 31 of each year. The 6.75% Senior Notes are scheduled to mature on January 31, 2014. CCA may currently redeem all or a portion of the remaining notes outstanding at par.

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

In July 2012, CCA announced its election to call for redemption on August 27, 2012 $50.0 million in aggregate principal amount of the 6.75% Senior Notes to reduce the outstanding principal amount of the 6.75% Senior Notes to $40.0 million. The August 2012 redemption of the 6.75% Senior Notes was at a redemption price equal to 100% of the principal amount, together with accrued and unpaid interest through (but not including) the redemption date. CCA incurred an additional charge of $0.2 million during the third quarter of 2012 primarily for the write-off of loan costs associated with the redemption.

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

Common Stock Dividend

In February 2012, CCA announced its intention to initiate a quarterly dividend beginning in the second quarter of 2012. During 2012, CCA’s Board of Directors declared the following common stock dividends:

Declaration Date	Record Date	Payable Date	Per Share
May 11, 2012	June 8, 2012	June 22, 2012	$0.20
August 20, 2012	September 14, 2012	September 28, 2012	$0.20

Stock Repurchase Programs

During 2008 and 2009, CCA purchased 10.7 million shares of its common stock at an aggregate cost of $125.0 million, or an average price of $11.72 per share, pursuant to a stock repurchase program approved by the Board of Directors in November 2008. In August 2011, the Board of Directors approved an increase in the aggregate amount under an additional stock repurchase program from $350.0 million to $500.0 million after expanding the authorization in May 2011 by $100.0 million from the $250.0 million originally approved by the Board in February 2010. During 2010 and 2011, CCA completed the purchase of 17.7 million shares at a cost of $383.2 million, or an average price of $21.63 per share. Combining both stock repurchase programs, CCA purchased a total of 28.4 million shares of its common stock at an aggregate cost of $508.2 million, or an average price of $17.91.

CCA utilized cash on hand, net cash provided by operations, and borrowings available under the Revolving Credit Facility to fund the repurchases. In February 2012, the additional share repurchase program was terminated in conjunction with the announcement to commence a quarterly cash dividend beginning in the second quarter of 2012. There were no share repurchases in 2012.

Restricted Stock

During the first nine months of 2012, CCA issued 346,000 shares of restricted common stock and common stock units to certain of its employees and non-employee directors, with an aggregate fair value of $9.1 million, including 287,000 restricted shares or units to employees and non-employee directors whose compensation is charged to general and administrative expense and 59,000 restricted shares to employees whose compensation is charged to operating expense. During 2011, CCA issued 265,000 shares of restricted common stock and common stock units to certain of its employees and non-employee directors, with an aggregate fair value of $6.5 million, including 227,000 restricted shares or units to employees and non-employee directors whose compensation is charged to general and administrative expense and 38,000 restricted shares to employees whose compensation is charged to operating expense.

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

During the three months ended September 30, 2012, CCA expensed $2.0 million, net of estimated forfeitures, relating to restricted common stock and common stock units ($0.3 million of which was recorded in operating expenses and $1.7 million of which was recorded in general and administrative expenses). During the three months ended September 30, 2011, CCA expensed $1.6 million, net of estimated forfeitures, relating to restricted common stock and common stock units ($0.3 million of which was recorded in operating expenses and $1.3 million of which was recorded in general and administrative expenses).

During the nine months ended September 30, 2012, CCA expensed $5.6 million, net of estimated forfeitures, relating to restricted common stock and common stock units ($0.8 million of which was recorded in operating expenses and $4.8 million of which was recorded in general and administrative expenses). During the nine months ended September 30, 2011, CCA expensed $4.6 million, net of estimated forfeitures, relating to restricted common stock and common stock units ($0.9 million of which was recorded in operating expenses and $3.7 million of which was recorded in general and administrative expenses). As of September 30, 2012, approximately 780,000 shares of restricted common stock and common stock units remained outstanding and subject to vesting.

Stock Options

During the nine months ended September 30, 2012, CCA issued to its non-employee directors, officers, and executive officers options to purchase 706,000 shares of common stock with an aggregate fair value of $5.3 million, with a weighted average exercise price of $26.26 per share. During 2011, CCA issued to its officers, executive officers, and non-employee directors options to purchase 575,000 shares of common stock with an aggregate fair value of $5.6 million, with a weighted average exercise price of $24.45 per share. CCA estimates the fair value of stock options using the Black-Scholes option pricing model. Unless earlier vested under their terms, one third of the stock options issued to CCA’s executive officers vest on the anniversary of the grant date over a three-year period while one fourth of the stock options issued to CCA’s other officers vest on the anniversary of the grant date over a four-year period. Options granted to non-employee directors vest on April 30, 2013.

During the three months ended September 30, 2012 and 2011, CCA expensed $1.2 million and $1.0 million, respectively, net of estimated forfeitures, relating to its outstanding stock options. During the nine months ended September 30, 2012 and 2011, CCA expensed $3.5 million and $3.2 million, respectively, net of estimated forfeitures, relating to its outstanding stock options. As of September 30, 2012, options to purchase 4.1 million shares of common stock were outstanding with a weighted average exercise price of $20.46.

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

A reconciliation of the numerator and denominator of the basic earnings per share computation to the numerator and denominator of the diluted earnings per share computation is as follows (in thousands, except per share data):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
NUMERATOR
Basic:
Income from continuing operations	$42,339	$39,347	$111,715	$122,403
Loss from discontinued operations, net of taxes	—	(107)	(362)	(415)

Net income	$42,339	$39,240	$111,353	$121,988

Diluted:
Income from continuing operations	$42,339	$39,347	$111,715	$122,403
Loss from discontinued operations, net of taxes	—	(107)	(362)	(415)

Diluted net income	$42,339	$39,240	$111,353	$121,988

DENOMINATOR
Basic:
Weighted average common shares outstanding	99,637	104,254	99,500	106,624

Diluted:
Weighted average common shares outstanding	99,637	104,254	99,500	106,624
Effect of dilutive securities:
Stock options	973	550	790	621
Restricted stock-based compensation	232	216	174	169

Weighted average shares and assumed conversions	100,842	105,020	100,464	107,414

BASIC EARNINGS PER SHARE:
Income from continuing operations	$0.42	$0.38	$1.12	$1.14
Loss from discontinued operations, net of taxes	—	—	—	—

Net income	$0.42	$0.38	$1.12	$1.14

DILUTED EARNINGS PER SHARE:
Income from continuing operations	$0.42	$0.37	$1.11	$1.14
Loss from discontinued operations, net of taxes	—	—	—	—

Net income	$0.42	$0.37	$1.11	$1.14

Approximately 0.2 million and 1.9 million stock options were excluded from the computations of diluted earnings per share for the three months ended September 30, 2012 and 2011, respectively, because they were anti-dilutive. Approximately 0.9 million and 1.6 million stock options were excluded from the computations of diluted earnings per share for the nine months ended September 30, 2012 and 2011, respectively, because they were anti-dilutive.

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

In connection with the issuance of the revenue bonds, CCA is obligated, under a debt service deficit agreement, to pay the trustee of the bond’s trust indenture (the “Trustee”) amounts necessary to pay any debt service deficits consisting of principal and interest requirements (outstanding principal balance of $28.8 million at September 30, 2012 plus future interest payments). In the event the state of Tennessee, which is currently utilizing the facility to house certain inmates, exercises its option to purchase the correctional facility, CCA is also obligated to pay the difference between principal and interest owed on the bonds on the date set for the redemption of the bonds and amounts paid by the state of Tennessee for the facility plus all other funds on deposit with the Trustee and available for redemption of the bonds. Ownership of the facility reverts to the state of Tennessee in 2017 at no cost. Therefore, CCA does not currently believe the state of Tennessee will exercise its option to purchase the facility. At September 30, 2012, the outstanding principal balance of the bonds exceeded the purchase price option by $8.4 million.

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

CCA’s effective tax rate was 36.3% and 37.0% during the three and nine months ended September 30, 2012, respectively, compared with 37.3% and 37.7% during the same periods in the prior year. CCA’s overall effective tax rate is estimated based on its current projection of annual taxable income and could change in the future as a result of changes in these estimates, the implementation of additional tax planning strategies, changes in federal or state tax rates or laws affecting tax credits available to CCA, changes in other tax laws, changes in estimates related to uncertain tax positions, or changes in state apportionment factors, as well as changes in the valuation allowance applied to CCA’s deferred tax assets that are based primarily on the amount of state net operating losses and tax credits that could expire unused.

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

CCA had no liabilities recorded for uncertain tax positions as of September 30, 2012. CCA recognizes interest and penalties related to unrecognized tax positions in income tax expense. CCA does not currently anticipate that the total amount of unrecognized tax positions will significantly increase or decrease in the next twelve months.

11.	SEGMENT REPORTING

As of September 30, 2012, CCA owned and managed 47 correctional and detention facilities, and managed 20 correctional and detention facilities it did not own. Management views CCA’s operating results in two reportable segments: (1) owned and managed correctional and detention facilities and (2) managed-only correctional and detention facilities. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies in the notes to consolidated financial statements included in CCA’s 2011 Form 10-K. Owned and managed facilities include the operating results of those facilities placed into service that were owned and managed by CCA. Managed-only facilities include the operating results of those facilities owned by a third party and managed by CCA. CCA measures the operating performance of each facility within the above two reportable segments, without differentiation, based on facility contribution. CCA defines facility contribution as a facility’s operating income or loss from operations before interest, taxes, goodwill impairment, depreciation, and amortization. Since each of CCA’s facilities within the two reportable segments exhibit similar economic characteristics, provide similar services to governmental agencies, and operate under a similar set of operating procedures and regulatory guidelines, the facilities within the identified segments have been aggregated and reported as one reportable segment.

The revenue and facility contribution for the reportable segments and a reconciliation to CCA’s operating income is as follows for the three and nine months ended September 30, 2012 and 2011 (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011

Revenue:
Owned and managed	$352,908	$339,180	$1,050,803	$1,010,889
Managed-only	90,240	91,410	267,930	271,305

Total management revenue	443,148	430,590	1,318,733	1,282,194

Operating expenses:
Owned and managed	231,205	218,428	694,751	645,724
Managed-only	78,352	79,099	237,577	231,561

Total operating expenses	309,557	297,527	932,328	877,285

Facility contribution:
Owned and managed	121,703	120,752	356,052	365,165
Managed-only	11,888	12,311	30,353	39,744

Total facility contribution	133,591	133,063	386,405	404,909

Other revenue (expense):
Rental and other revenue	1,705	1,547	4,291	5,067
Other operating expense	(4,781)	(4,162)	(14,128)	(11,581)
General and administrative	(22,015)	(23,007)	(66,950)	(66,236)
Depreciation and amortization	(28,612)	(26,536)	(85,301)	(80,509)

Operating income	$79,888	$80,905	$224,317	$251,650

The following table summarizes capital expenditures including accrued amounts for the reportable segments for the three and nine months ended September 30, 2012 and 2011 (amounts in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
Capital expenditures:
Owned and managed	$14,903	$22,699	$43,989	$54,182
Managed-only	670	2,261	3,706	4,733
Discontinued operations	—	79	—	242
Corporate and other	2,864	3,560	12,119	6,959

Total capital expenditures	$18,437	$28,599	$59,814	$66,116

The assets for the reportable segments are as follows (amounts in thousands):

	September 30, 2012	December 31, 2011
Assets:
Owned and managed	$2,651,489	$2,711,926
Managed-only	126,544	123,806
Corporate and other	189,630	180,220
Discontinued operations	12	3,679

Total assets	$2,967,675	$3,019,631

12.	SUBSEQUENT EVENTS

On November 6, 2012, the Company’s Board of Directors declared a quarterly dividend of $0.20 per common share payable December 14, 2012 to shareholders of record on November 30, 2012.

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

•

changes in governmental policy and in legislation and regulation of the corrections and detention industry that adversely affect our business, including, but not limited to, the impact of the Budget Control Act of 2011 on federal corrections budgets and California’s utilization of out-of-state private correctional capacity;

•

the outcome of our analysis of the feasibility of and the potential costs and operational challenges involved in converting the Company to a real estate investment trust structure, including our assessment of various complex tax, legal, financial and business issues and the likelihood of obtaining a favorable private letter ruling from the Internal Revenue Service, and completing certain changes to our corporate structure; and

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

OVERVIEW

The Company

As of September 30, 2012, we operated 67 facilities, including 47 facilities that we owned, with a total design capacity of approximately 92,000 beds in 20 states and the District of Columbia. We also own two additional correctional facilities that we lease to third party operators, one of which is currently vacant.

We specialize in owning, operating, and managing prisons and other correctional facilities and providing inmate residential and prisoner transportation services for governmental agencies. In addition to providing the fundamental residential services relating to inmates, our facilities offer a variety of rehabilitation and educational programs, including basic education, religious services, life skills and employment training and substance abuse treatment. These services are intended to reduce recidivism and to prepare inmates for their successful re-entry into society upon their release. We also provide inmates health care (including medical, dental and mental health services), food services and work and recreational programs.

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

Assessment of REIT Structure

In May 2012, we announced we were assessing the feasibility of a real estate investment trust (“REIT”) conversion and had assembled a team of outside tax, legal and financial advisors to assist management and the board of directors in determining if we could structure our operations in such a way as to allow us to maintain the strategic alignment of our real estate and operations under a single publicly traded umbrella, qualify for status as a REIT and continue to provide correctional services through a taxable REIT subsidiary. As part of this assessment, we concluded that it would not be advisable to begin converting to a REIT structure without a private letter ruling (“PLR”) from the Internal Revenue Service (“IRS”).

In August 2012, we disclosed we had filed a formal request for a PLR from the IRS in late July while we continued our own internal analysis of the feasibility and potential benefits of a

REIT conversion. We have not yet received a ruling from the IRS and there is no specific schedule for the IRS to respond to a PLR request. Although we believe there is a sound legal basis for the IRS to grant the ruling we have requested, we can provide no assurances the IRS will issue a favorable ruling.

There are a number of issues to be addressed before we can conclude if we could meet the operational and technical thresholds necessary to operate as a REIT. In addition to obtaining a favorable PLR from the IRS, these issues include, among others, finalizing our financial analysis of the potential impact of a REIT conversion on operating profits and corporate income taxes, concluding the assessment of our ability to meet and maintain compliance with REIT qualification tests, and completing certain changes to our corporate structure that would be necessitated by a REIT conversion.

A REIT election cannot be made for a portion of a taxable year and thus would need to be effective January 1st of the year the election is made. We will continue to pursue a favorable ruling from the IRS and endeavor to complete our analysis of the issues associated with a REIT conversion as quickly and diligently as possible. We believe that if the IRS responds favorably to our proposed request and structure as submitted, electing REIT status effective January 1, 2013 remains a possibility; however, this is a complex process, and as time continues to pass without a favorable ruling from the IRS, the probability of electing REIT status effective January 1, 2013 diminishes.

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

Asset impairments. As of September 30, 2012, we had $2.6 billion in property and equipment, including $133.4 million in long-lived assets excluding equipment, at seven currently idled facilities, including two that were idled during 2012. We also had $29.0 million invested in a construction project in Trousdale County, Tennessee at which we have suspended construction activities until we have greater clarity around the timing of future bed absorption by our customers. The impairment analyses we performed for each of these facilities excluded the net book value of equipment, as a substantial portion of the equipment is easily transferrable to other company-owned facilities without significant cost. From the date each facility became idle, the idled facilities incurred combined operating expenses of $4.6 million and $4.2 million for the nine months ended September 30, 2012 and 2011, respectively.

During the first quarter of 2012, we were notified by the Kentucky Department of Corrections that Kentucky would remove all of the inmates housed in the 656-bed Otter Creek Correctional Center, a facility we own in Wheelwright, Kentucky, by mid-2012. Accordingly, we tested the Otter Creek facility for impairment during the first quarter of

2012. Our impairment analysis was based on projected undiscounted cash flows that are comparable to historical cash flows from management contracts at similar facilities and were supported by discussions we have had with prospective customers with a need for additional bed capacity. In addition to estimates of future cash flows, our impairment analysis included estimates of the remaining useful life of the facility, which we currently believe approximates 30 years. The carrying value of the long-lived assets, excluding equipment, at the Otter Creek facility was $25.9 million as of September 30, 2012.

During the second quarter of 2012, we were notified by Community Education Partners (“CEP”) that it had ceased operating and would no longer be able to make the required lease payments on the educational facility we own in Houston, Texas. We leased the Houston educational facility to CEP under a lease that was scheduled to mature in June 2014. During the third quarter of 2012, we reached a settlement agreement and mutual release with CEP, which requires CEP to pay $1.0 million towards its lease obligations. Accordingly, we tested the Houston, Texas facility for impairment during the second quarter of 2012. Our impairment analysis was based on projected undiscounted cash flows that are comparable to historical cash flows from the lease we had with CEP. In addition to estimates of future cash flows, our impairment analysis included sensitivity analyses and estimates of the remaining useful life of the facility, which we currently believe approximates 30 to 35 years. The carrying value of the long-lived assets, excluding equipment, at the Houston, Texas educational facility was $6.7 million as of September 30, 2012.

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

Goodwill impairments. As of September 30, 2012, we had $12.0 million of goodwill related to certain of our managed-only facilities. We evaluate the carrying value of goodwill during the fourth quarter of each year, in connection with our annual budgeting process, and whenever circumstances indicate the carrying value of goodwill may not be recoverable. Such circumstances primarily include, but are not limited to, the termination of a management contract or a significant decrease in inmate populations within a reporting unit.

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

We have approximately $3.7 million in net operating losses applicable to various states that we expect to carry forward in future years to offset taxable income in such states. We have a valuation allowance of $0.6 million for the estimated amount of the net operating losses that will expire unused. In addition, we have $4.9 million of state tax credits applicable to various states that we expect to carry forward in future years to offset taxable income in such states. We have a $1.7 million valuation allowance related to state tax credits that are expected to expire unused. Although our estimate of future taxable income is based on current assumptions that we believe to be reasonable, our assumptions may prove inaccurate and could change in the future, which could result in the expiration of additional net operating losses or credits. We would be required to establish a valuation allowance at such time that we no longer expected to utilize these net operating losses or credits, which could result in a material impact on our results of operations in the future.

Self-funded insurance reserves. As of September 30, 2012, we had $33.5 million in accrued liabilities for employee health, workers’ compensation, and automobile insurance claims. We are significantly self-insured for employee health, workers’ compensation, and automobile liability insurance claims. As such, our insurance expense is largely dependent on claims experience and our ability to control our claims. We have consistently accrued the estimated liability for employee health insurance claims based on our history of claims experience and the time lag between the incident date and the date we pay the claims. We have accrued the estimated liability for workers’ compensation and automobile insurance claims based on an actuarial valuation of the outstanding liabilities, discounted to the net present value of the outstanding liabilities, using a combination of actuarial methods used to project ultimate losses. The liability for employee health, workers’ compensation, and automobile insurance includes estimates for both claims incurred and for claims incurred but not reported. These estimates could change in the future. It is possible that future cash flows and results of operations could be materially affected by changes in our assumptions, new developments, or by the effectiveness of our strategies.

Legal reserves. As of September 30, 2012, we had $10.1 million in accrued liabilities related to certain legal proceedings in which we are involved. We have accrued our best estimate of the probable costs for the resolution of these claims based on a range of potential outcomes. In addition, we are subject to current and potential future legal proceedings for which little or no accrual has been reflected because our current assessment of the potential exposure is nominal. These estimates have been developed in consultation with our General Counsel’s office and, as appropriate, outside counsel handling these matters, and are based upon an analysis of potential results, assuming a combination of litigation and settlement strategies. It is possible that future cash flows and results of operations could be materially affected by changes in our assumptions, new developments, or by the effectiveness of our strategies.

RESULTS OF OPERATIONS

Our results of operations are impacted by the number of facilities we owned and managed, the number of facilities we managed but did not own, the number of facilities we leased to other operators, and the facilities we owned that were not in operation. The following table sets forth the changes in the number of facilities operated for the periods presented:

	Effective Date	Owned and Managed	Managed Only	Leased	Total

Facilities as of December 31, 2010		45	21	2	68

Purchase of Lake Erie Correctional Institution	December 2011	1	—	—	1

Facilities as of December 31, 2011		46	21	2	69

Termination of the management contract for the Delta Correctional Facility	January 2012	—	(1)	—	(1)
Activation of the Jenkins Correctional Center	March 2012	1	—	—	1

Facilities as of September 30, 2012		47	20	2	69

Three and Nine Months Ended September 30, 2012 Compared to the Three and Nine Months Ended September 30, 2011

Net income was $42.3 million, or $0.42 per diluted share, for the three months ended September 30, 2012, compared with net income of $39.2 million, or $0.37 per diluted share, for the three months ended September 30, 2011. During the nine months ended September 30, 2012, we generated net income of $111.4 million, or $1.11 per diluted share, compared with net income of $122.0 million, or $1.14 per diluted share, for the nine months ended September 30, 2011.

Net income was favorably impacted during the three and nine months ended September 30, 2012 by our refinancing activities completed during 2012 through a reduction to interest expense, as well as by our stock repurchase programs as further described hereafter. Partially offsetting these favorable impacts, net income was negatively impacted during the three and nine months ended September 30, 2012 by charges totaling $1.5 million, or $0.01 per diluted share after taxes, and $3.9 million, or $0.2 per diluted share after taxes, respectively, associated with debt refinancing transactions and the charges associated with the pursuit of a potential conversion of our corporate structure to a REIT as previously described.

Facility Operations

A key performance indicator we use to measure the revenue and expenses associated with the operation of the facilities we own or manage is expressed in terms of a compensated man-day, which represents the revenue we generate and expenses we incur for one inmate for one calendar day. Revenue and expenses per compensated man-day are computed by dividing facility revenue and expenses by the total number of compensated man-days during the period. A compensated man-day represents a calendar day for which we are paid for the occupancy of an inmate. We believe the measurement is useful because we are compensated for operating and managing facilities at an inmate per-diem rate based upon actual or minimum guaranteed occupancy levels. We also measure our ability to contain costs on a per-compensated man-day basis, which is largely dependent upon the number of inmates we accommodate. Further, per compensated man-day measurements are also used to estimate our potential profitability based on certain occupancy levels relative to design capacity. Revenue and expenses per compensated man-day for all of the facilities placed into service that we owned or managed, exclusive of those discontinued (see further discussion below regarding discontinued operations), were as follows for the three and nine months ended September 30, 2012 and 2011:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011

Revenue per compensated man-day	$59.19	$58.62	$59.16	$58.76
Operating expenses per compensated man-day:
Fixed expense	31.49	30.80	31.77	30.61
Variable expense	9.85	9.71	10.06	9.59

Total	41.34	40.51	41.83	40.20

Operating margin per compensated man-day	$17.85	$18.11	$17.33	$18.56

Operating margin	30.2%	30.9%	29.3%	31.6%

Average compensated occupancy	88.4%	89.6%	88.7%	89.8%

Average available beds	92,043	89,121	91,732	88,979

Average compensated population	81,384	79,840	81,359	79,931

Revenue

Average compensated population for the quarter ended September 30, 2012 increased 1,544 from 79,840 in the third quarter of 2011 to 81,384 in the third quarter of 2012, while average compensated population for the nine months ended September 30, 2012 increased 1,428 from the comparable period in 2011. The increase in average compensated population resulted primarily from the activation of the 1,798-bed Lake Erie Correctional Institution during the first quarter of 2012 after completing the purchase of the facility from the state of Ohio in December 2011. Further, the activation of the Jenkins Correctional Center in March 2012 and the new management contract from the Commonwealth of Puerto Rico at our 1,692-bed Cimarron Correctional Facility in Oklahoma, also contributed to the increase in average compensated population for the three- and nine-month periods in 2012 over the comparative periods in the prior year. Partially offsetting these increases, we have experienced recent declines in populations from the United States Marshals Service (“USMS”) across several of our facilities primarily in the southwest part of the United States. We housed approximately 9,800 USMS offenders as of September 30, 2012 compared with approximately 11,500 offenders as of September 30, 2011.

Our total facility management revenue increased by $12.6 million, or 2.9%, during the third quarter of 2012 compared with the same period in the prior year resulting primarily from an increase in revenue of approximately $8.3 million generated by an increase in the average daily compensated population during the third quarter of 2012. Also contributing to the increase in facility management revenue was an increase of 1.0% in the average revenue per compensated man-day that resulted in an increase of $4.3 million in facility management revenue.

Business from our federal customers, including primarily the Federal Bureau of Prisons (“BOP”), the USMS, and U.S. Immigration and Customs Enforcement (“ICE”), continues to be a significant component of our business. Our federal customers generated approximately 42% of our total revenue for the three months ended September 30, 2012 and 44% for the same period in 2011, increasing $0.4 million, from $188.4 million during the three months ended September 30, 2011 to $188.9 million during the three months ended September 30, 2012.

Increasing attention has been placed on the federal budget deficit, particularly as sequestration triggered by the Budget Control Act of 2011 approaches, which could result in a considerable reduction in federal spending. We do not know specifically what impact this could have on federal correctional budgets, but we believe significant federal budget challenges have already had an impact on our revenue through slower growth in federal inmate populations and per diem pressures.

State revenues increased $11.1 million, or 5.2%, from $213.2 million for the three months ended September 30, 2011 to $224.3 million for the three months ended September 30, 2012. Despite these increases in management revenue, economic conditions remain challenging, putting continued pressure on our government partners’ budgets. All of our state partners have balanced budget requirements, which may force them to further reduce their expenses if their tax revenues, which typically lag the overall economy, do not meet their expectations. Actions to control their expenses could include reductions in inmate populations through early release programs, alternative sentencing, or inmate transfers from facilities managed by private operators to facilities operated by the state or other local jurisdictions. Further, certain government partners have requested, and additional government partners could request, reductions in per diem rates or request that we forego prospective rate increases in the future as methods of addressing the budget shortfalls they may be experiencing. We believe we have been successful in working with our government partners to help them manage their correctional costs while minimizing the financial impact to us, and will continue to provide unique solutions to their correctional needs. We believe the long-term growth opportunities of our business remain very attractive as certain customers consider efficiency and savings opportunities we can provide. Further, we expect insufficient bed development by our partners to result in a return to the supply and demand imbalance that has benefited the private corrections industry.

As of September 30, 2012, we had approximately 13,400 unoccupied beds at facilities that had availability of 100 or more beds. We have staff throughout the organization actively engaged in marketing this available capacity to existing and prospective customers. Historically, we have been successful in substantially filling our inventory of available beds and the beds that we have constructed. Filling these beds would provide substantial growth in revenues, cash flow, and earnings per share. However, we can provide no assurance that we will be able to obtain new or existing customers to fill our available beds.

Operating Expenses

Operating expenses totaled $314.3 million and $301.7 million for the three months ended September 30, 2012 and 2011, respectively, while operating expenses for the nine months ended September 30, 2012 and 2011 totaled $946.5 million and $888.9 million, respectively.

Fixed expenses per compensated man-day increased to $31.49 during the three months ended September 30, 2012 from $30.80 during the three months ended September 30, 2011 primarily as a result of an increase in salaries and benefits per compensated man-day of $0.96. Fixed expenses per compensated man-day increased to $31.77 during the nine months ended September 30, 2012 from $30.61 during the nine months ended September 30, 2011 as a result of an increase in salaries and benefits per compensated man-day of $1.26. We provided wage increases in the third quarter of 2011 to the majority of our employees, which has resulted in an increase in operating expenses during the nine-month period of 2012 compared with the same period in 2011. These wage increases have negatively impacted operating margins, as per diem increases and other expense controls did not exceed the level of wage increases. However, we continually monitor compensation levels very closely along with overall economic conditions and set wage levels necessary to help ensure the long-term success of our business. In that effort, we also provided wage increases in July 2012 to the majority of our employees that resulted in increases in our fixed expenses per man-day in the third quarter of 2012 compared with the third quarter of 2011. Salaries and benefits represent the most significant component of fixed operating expenses and represented approximately 64% of total operating expenses during 2011 and for the first nine months of 2012.

Our fixed expenses were also negatively impacted by increases in employee benefits including primarily unemployment taxes, employee medical benefits, and workers compensation, as well as certain payroll tax credits that were available during the first nine months of 2011 that are no longer available in 2012. Unemployment taxes have been affected by significant increases in many state unemployment tax rates, resulting from the nation’s high unemployment rate as states struggle to fund benefits for the unemployed. Our self-insured employee medical benefits have been negatively impacted by adverse claims experience caused by a number of factors, including increasing medical rates and higher utilization by employee spouses and dependents. Although we also experienced negative claims in workers compensation during the first nine months of 2012, including adverse claims resulting from an inmate disturbance at our Adams County Correctional Center during the second quarter of 2012, claims experience was favorable in the prior year, contributing to the increase in the expense. We continue to assess the causes of, and are implementing strategies to manage, our increase in employee benefits.

Notwithstanding the impact of the wage increases we provided to the majority of our employees and the increases in employee benefits, $17.5 million of the $40.2 million increase in salaries and benefits during the nine months ended September 30, 2012 compared with the same period in 2011 resulted from the activation of the Lake Erie and the Jenkins facilities, as well as from an increase in inmate populations at the Cimarron facility. Incurring staffing expenses in advance of the ramp-up of inmate populations during 2012 at the Jenkins and Cimarron facilities, as well as during the ramp-down of inmate populations at the Otter Creek facility due to the termination of the management contract with the Commonwealth of Kentucky in July 2012, contributed to an increase in fixed expenses per compensated man-day.

Facility variable expenses per compensated man-day increased $0.14, or 1.4%, during the three months ended September 30, 2012, compared with the same period in the prior year. Facility variable expenses per compensated man-day increased $0.47, or 4.9%, during the nine months ended September 30, 2012, compared with the same period in the prior year. The increases in facility variable operating expenses during the nine-month periods were largely the result of the start-up costs incurred to prepare the Jenkins and Lake Erie facilities for operation as well as incurring transportation charges to transport inmates from Puerto Rico to the Cimarron Correctional Facility under the new contract.

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

In late January 2012, the governor of Kentucky submitted his proposed budget, which included the transfer of the inmates held at one of our facilities to a facility owned by the state of Kentucky. The Kentucky Department of Corrections has completed the removal of the inmates housed in the 656-bed Otter Creek Correctional Center, a facility we own in Wheelwright, Kentucky, and the facility was subsequently idled. Total revenue at this facility represented less than 1% of our total revenue during both the three and nine months ended September 30, 2012 and 2011, and the facility generated operating losses of $0.5 million and $1.3 million for the three and nine months ended September 30, 2012, respectively.

The Florida Department of Management Services has issued a competitive procurement for three facilities owned by the state of Florida that we currently manage under contracts that expire in the third quarter of 2013. We expect to submit competitive bids for each of these facilities, but can provide no assurance that we will be successful in maintaining the contracts to manage these facilities. We do not believe the loss of any of these contracts would have a material impact on our results of operations.

Based on information available at this filing, notwithstanding the competitive procurement for three of the facilities we manage in Florida, we believe we will renew all other contracts that have expired or are scheduled to expire within the next twelve months. We believe our renewal rate on existing contracts remains high as a result of a variety of reasons including, but not limited to, the constrained supply of available beds within the U.S. correctional system, our ownership of the majority of the beds we operate, and the quality of our operations.

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011

Owned and Managed Facilities:
Revenue per compensated man-day	$67.25	$66.51	$67.22	$66.54
Operating expenses per compensated man-day:
Fixed expense	33.78	32.65	33.91	32.40
Variable expense	10.28	10.18	10.54	10.10

Total	44.06	42.83	44.45	42.50

Operating margin per compensated man-day	$23.19	$23.68	$22.77	$24.04

Operating margin	34.5%	35.6%	33.9%	36.1%

Average compensated occupancy	85.5%	86.9%	85.9%	87.2%

Average available beds	66,719	63,797	66,408	63,797

Average compensated population	57,042	55,430	57,048	55,651

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011

Managed Only Facilities:
Revenue per compensated man-day	$40.30	$40.70	$40.22	$40.93
Operating expenses per compensated man-day:
Fixed expense	26.12	26.58	26.73	26.51
Variable expense	8.86	8.64	8.93	8.42

Total	34.98	35.22	35.66	34.93

Operating margin per compensated man-day	$5.32	$5.48	$4.56	$6.00

Operating margin	13.2%	13.5%	11.3%	14.7%

Average compensated occupancy	96.1%	96.4%	96.0%	96.4%

Average available beds	25,324	25,324	25,324	25,182

Average compensated population	24,342	24,410	24,311	24,280

Owned and Managed Facilities

Our operating margins at owned and managed facilities for the three months ended September 30, 2012 decreased to 34.5% compared with 35.6% for the same three-month period in 2011. Our operating margins at owned and managed facilities for the nine months ended September 30, 2012 decreased to 33.9% compared with 36.1% for the same nine-month period in 2011.

Facility contribution, or the operating income before interest, taxes, depreciation and amortization, at our owned and managed facilities increased by $1.0 million, from $120.8 million during the third quarter of 2011 to $121.7 million during the third quarter of 2012, an increase of 0.8%. However, facility contribution at our owned and managed facilities decreased $9.1 million, from $365.2 million during the nine months ended September 30, 2011 to $356.1 million during the nine months ended September 30, 2012, a decrease of 2.5%. The decrease in facility contribution at our owned and managed facilities during the nine-month period in 2012 is largely the result of the aforementioned wage increases provided to the majority of our employees in July 2011 and July 2012 combined with start-up expenses during the first nine months of 2012 at our Jenkins and Cimarron facilities, ramp-down expenses at our Otter Creek facility, and expenses associated with an inmate disturbance at our Adams County Correctional Center in the second quarter of 2012. Facility contribution during the nine-month period in 2012 was also negatively impacted by the aforementioned decrease in inmate populations from the USMS primarily at our Central Arizona Detention Center and Florence Correctional Center in Arizona, as well as decreases in inmate populations from California and the District of Columbia.

On January 3, 2012, we announced we entered into a contract with the Puerto Rico Department of Corrections and Rehabilitation to manage up to 480 male inmates at our Cimarron Correctional Facility. The management contract contains an initial term of two years and upon mutual agreement can be renewed for two additional one-year terms. The management contract commenced in February 2012 and the population from Puerto Rico continued to ramp through the second quarter of 2012. Further, in July 2012 we renewed and expanded our contract with the Oklahoma Department of Corrections to increase the contracted capacity by 290 inmates at our Cimarron facility and 50 inmates at our Davis facility. We will now house up to 2,620 inmates for the state of Oklahoma at our Cimarron and Davis correctional facilities in Oklahoma. As previously discussed herein, our operating income for the first half of 2012 was negatively impacted by the start-up costs and transportation expenses incurred to ramp up the Puerto Rico population. However, operating income at the Cimarron facility has improved in the third quarter of 2012 with the ramp-up now completed for the contracted Puerto Rico population and the receipt of the additional Oklahoma inmates during the third quarter of 2012. As of September 30, 2012, we managed approximately 440 inmates from Puerto Rico and approximately 950 male inmates from the state of Oklahoma at the Cimarron facility.

In July 2012, we also announced we entered into a new agreement with the Idaho Department of Corrections to house up to 800 inmates at our 1,488-bed Kit Carson Correctional Center in Burlington, Colorado. The new agreement with Idaho will utilize up to 800 beds of capacity immediately available at our Kit Carson facility. The management contract has an initial term of two years, with four one-year renewal options upon mutual agreement. We initially received 250 inmates from Idaho in the third quarter of 2012 with the potential for additional inmates over the contract term depending on the state of Idaho’s capacity needs. As of September 30, 2012, we managed approximately 250 inmates from the state of Idaho as well as approximately 720 inmates from the state of Colorado at the Kit Carson facility.

In November 2010, the State of California Department of Corrections and Rehabilitation (the “CDCR”) extended the agreement with us to house up to 9,588 inmates at four of the five facilities we operated for them. The extension, which is subject to appropriations by the California legislature, began July 1, 2011 and expires June 30, 2013.

In May 2011, the U.S. Supreme Court upheld a lower court ruling requiring California to reduce its inmate population to 137.5% of its then current capacity, or to 110,000 inmates, by May 24, 2013. As of September 30, 2012, the adult inmate population held in state of California institutions totaled approximately 120,000 inmates, which did not include the California inmates held in our out of state facilities. In connection with this ruling, the court set forth targeted reductions, measured every six months, to inmate populations held in the 33 facilities located in the state of California.

In an effort to meet the Federal court ruling, the fiscal year 2012 budget of the state of California called for a significant reallocation of responsibilities from state government to local jurisdictions, including housing certain lower level inmates currently the responsibility of the State. This realignment plan commenced on October 1, 2011 and has resulted in a reduction in state inmate populations of approximately 24,000.

As realignment has progressed, the state of California released a new five-year plan for their projected population and capacity needs, which envisioned recalling the inmates held in our facilities over the next several years resulting in an end to our agreement by June 2016. The plan included many proposed modifications, including but not limited to, a continued decline in the State’s prison population through implementation of the realignment plan, an increase in the maximum occupancy of the California correctional system required by the U.S. Supreme Court from 137.5% to 145%, along with new in-state construction.

In June 2012, we announced an agreement that modified our existing contract with the CDCR to reduce the total number of inmates we house for California to an average daily population of 9,038 for the State’s fiscal year ending June 30, 2013.

In September 2012, the three-judge panel rejected the State’s proposal to modify the court’s order to increase the maximum occupancy of its correctional system to 145% and instructed the State to operate at 137.5% of design capacity. In its response to the Court, the State indicated that a modification to the final population target will be warranted at an uncertain date in the future and that the State would move for a modification again when such a motion is appropriate. If the 137.5% benchmark is indeed upheld, the State has acknowledged that alternatives such as continuing to house inmates out-of-state would have to be considered.

It is unclear at this time how realignment or the five-year plan may impact the long-term utilization by the CDCR of our out of state beds. The return of the California inmates to the state of California would have a significant adverse impact on our financial position, results of operations, and cash flows. We housed approximately 8,700 inmates from the state of California as of September 30, 2012, compared with approximately 9,500 California inmates as of September 30, 2011. Approximately 12% and 13% of our management revenue for the nine months ended September 30, 2012 and 2011, respectively, was generated from the CDCR.

In October 2011, we announced that pursuant to a competitive re-bid we received a new contract from the BOP for the expansion and continued management of our McRae

Correctional Facility in Georgia. We expect to experience a reduction in operating margin at this facility when the new contract commences in December 2012. We accepted this contract even though it provided us with a lower margin because it also provided for a long term contract of up to ten years, including extension options, and allowed us to protect our market share. Further, the contract guarantees a BOP population equal to 90% of the expanded rated capacity and a per diem payment for each additional inmate thereafter.

In September 2012, the Arizona Department of Corrections awarded us a new contract to house up to 1,000 medium-security inmates at our 1,596-bed Red Rock Correctional Center in Arizona. The new management contract contains an initial term of ten years, with two five-year renewal options upon mutual agreement and provides an occupancy guarantee of 90% of the contracted beds, which is expected to be implemented in two phases. We expect to begin receiving approximately 500 inmates from Arizona beginning in January of 2014 and an additional 500 inmates in 2015. However, definitive ramp-up schedules have yet to be determined. We currently manage approximately 1,500 inmates for the state of California at the Red Rock facility. We expect to begin working with Arizona and California later next year to determine the most desirable time to transfer California populations from the Red Rock facility. To the extent California needs replacement capacity, our contract with the state of California provides it flexibility to utilize other beds in our system upon mutual agreement.

Managed-Only Facilities

Our operating margins at managed-only facilities were 13.2% and 13.5% during the three months ended September 30, 2012 and 2011, respectively. Our managed-only operating margins decreased during the nine months ended September 30, 2012 to 11.3% from 14.7% during the nine months ended September 30, 2011. Facility contribution at our managed-only facilities decreased $0.4 million, from $12.3 million during the third quarter of 2011 to $11.9 million during the third quarter of 2012, and decreased $9.4 million, from $39.7 million during the nine months ended September 30, 2011 to $30.4 million during the nine months ended September 30, 2012. The decrease in facility contribution at our managed-only facilities is largely the result of the wage increases as well as increases in employee benefits. Additionally, the decrease in facility contribution at our managed-only facilities during the nine-month period was also due to a retroactive per diem increase of $2.3 million received in the second quarter of 2011 at our Elizabeth facility for higher wages provided to facility staff which favorably impacted the nine-month period in the prior year.

Revenue per compensated man-day decreased to $40.30 from $40.70, or 1.0%, for the three months ended September 30, 2012 compared with the same period in the prior year, and to $40.22 from $40.93, or 1.7%, for the nine months ended September 30, 2012 compared with the same period in the prior year. These decreases are largely the result of a lower per diem from ICE at the Elizabeth facility resulting from a new contract that provides for a new classification of detainee populations, as further described hereafter.

Operating expenses per compensated man-day decreased to $34.98 during the three months ended September 30, 2012 compared with $35.22 during the same period in the prior year, largely due to an agreement reached during the third quarter of 2012 that lowered the rent expense on the North Georgia Detention Center as further described hereafter. Operating expenses per compensated man-day increased to $35.66 during the nine months ended

September 30, 2012 compared with $34.93 during the same period in the prior year. Operating expenses per compensated man-day for the three- and nine-month periods ended September 30, 2012 were affected by the aforementioned wage and benefits increases totaling $0.52 and $0.70, for the three and nine months ended September 30, 2012, respectively. Additionally, operating expenses per compensated man-day were impacted by increases in inmate medical expenses per compensated man-day of $0.15 and $0.32 for the three and nine months ended September 30, 2012, respectively.

In September 2011, we renegotiated our contract with ICE at the Elizabeth Detention Center, a facility we lease in New Jersey. The renegotiated contract provides for a new classification of detainee populations and a lower per diem. The transition to the new detainee population has negatively impacted facility contribution and operating margins of the managed-only segment in the three- and nine-month periods in 2012 compared with the same periods in 2011. The new agreement has eight one-year options remaining, following the one-year option renewal signed in the fourth quarter of 2012, and includes a 95% occupancy guarantee.

During the third quarter of 2012, we successfully negotiated an amendment to the lease with Hall County for the North Georgia Detention Center, resulting in a reduction to the annual rent we pay, retroactive to the beginning of 2012. This amendment is expected to contribute to annual savings of approximately $1.3 million.

During the three and nine months ended September 30, 2012, managed-only facilities generated 8.9% and 7.9%, respectively, of our total facility contribution compared with 9.3% and 9.8% during the three and nine months ended September 30, 2011, respectively. We define facility contribution as a facility’s operating income or loss before interest, taxes, goodwill impairment, depreciation, and amortization.

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

General and administrative expense

For the three months ended September 30, 2012 and 2011, general and administrative expenses totaled $22.0 million and $23.0 million, respectively, while general and administrative expenses totaled $67.0 million and $66.2 million, respectively, during the nine months ended September 30, 2012 and 2011. General and administrative expenses consist primarily of corporate management salaries and benefits, professional fees and other administrative expenses. We experienced a reduction in cash incentive compensation expense of $3.7 million and $6.4 million, respectively, during the three and nine months ended September 30, 2012, compared with the same periods in the prior year, as a result of a decrease in our earnings per share projections for 2012.

General and administrative expenses during the three and nine months ended September 30, 2012 included professional fees and expenses of $1.3 million and $1.9 million, respectively, incurred to analyze the feasibility of a potential conversion of our corporate structure to a REIT. We expect to continue to analyze this conversion during the fourth quarter of 2012, which will result in additional fees and expenses. Although we do not yet know whether such a conversion is feasible, if we decide to convert to a REIT, we will incur material expenses associated with the conversion.

Depreciation and amortization

For the three months ended September 30, 2012 and 2011, depreciation and amortization expense totaled $28.6 million and $26.5 million, respectively. For the nine months ended September 30, 2012 and 2011, depreciation and amortization expense totaled $85.3 million and $80.5 million, respectively. The increase in depreciation and amortization from the comparable periods in 2011 resulted from additional depreciation expense recorded on our capital expenditures, most notably the purchase during December of 2011 of the Lake Erie Correctional Institution from the state of Ohio and the activation in March 2012 of the newly constructed Jenkins Correctional Center.

Interest expense, net

Interest expense is reported net of interest income and capitalized interest for the three and nine months ended September 30, 2012 and 2011. Gross interest expense, net of capitalized interest, was $14.2 million and $18.7 million, respectively, for the three months ended September 30, 2012 and 2011 and was $47.0 million and $56.7 million, respectively, for the nine months ended September 30, 2012 and 2011. Gross interest expense is based on outstanding borrowings under our revolving credit facility, our outstanding senior notes, as well as the amortization of loan costs and unused facility fees. We have benefited from relatively low interest rates on our revolving credit facility, which is largely based on the London Interbank Offered Rate (LIBOR). It is possible that LIBOR could increase in the future. Currently, the interest rate on our amended and restated revolving credit facility, which commenced in January 2012, bears interest at a LIBOR plus a margin of 1.50% compared to LIBOR plus a margin of 0.75% during 2011 on our then outstanding revolving credit facility.

Our interest expense was lower in the three- and nine-month periods in 2012 compared to the same periods in 2011 as we redeemed during 2012 all of the $375.0 million of our 6.25% senior unsecured notes and $110.0 million of our 6.75% senior unsecured notes with the expanded capacity under our amended and restated revolving credit facility and cash on hand. As a result of these redemptions, we reduced our weighted average interest rate while also increasing our exposure to variable rate debt, although we have repaid a portion of debt with cash flow from operations.

Gross interest income was $0.5 million and $0.6 million for the three months ended September 30, 2012 and 2011, respectively. Gross interest income was $1.6 million and $1.9 million for the nine months ended September 30, 2012 and 2011, respectively. Gross interest income is earned on a direct financing lease, notes receivable, investments, and cash and cash equivalents.

Capitalized interest was $0.2 million and $0.5 million during the three months ended September 30, 2012 and 2011, respectively, and was $0.8 million and $0.9 million during the nine months ended September 30, 2012 and 2011, respectively. Capitalized interest was associated with various construction and expansion projects further described under “Liquidity and Capital Resources” hereafter.

Expenses associated with debt refinancing transactions

During the nine months ended September 30, 2012, we reported charges of $2.0 million in connection with debt refinancing transactions further described hereafter, consisting of $1.6 million for the write-off of loan costs associated with both the amended and restated revolving credit facility and the various redemptions of senior unsecured notes during 2012, and $0.4 million of fees paid in connection with the tender offer for our 6.25% senior unsecured notes in the first quarter of 2012.

Income tax expense

We incurred income tax expense of $24.1 million and $65.6 million for the three and nine months ended September 30, 2012, respectively, while we incurred income tax expense of $23.4 million and $74.2 million for the three and nine months ended September 30, 2011, respectively.

Our effective tax rate was 36.3% and 37.0% during the three and nine months ended September 30, 2012 compared with 37.3% and 37.7% during the three- and nine-month periods in the prior year, respectively. Our effective tax rate is estimated based on our current projection of taxable income, and could fluctuate based on changes in these estimates, the implementation of additional tax planning strategies, changes in federal or state tax rates or laws affecting tax credits available to us, changes in other tax laws, changes in estimates related to uncertain tax positions, or changes in state apportionment factors, as well as changes in the valuation allowance applied to our deferred tax assets that are based primarily on the amount of state net operating losses and tax credits that could expire unused.

Discontinued operations

In November 2011, we announced our joint decision with the state of Mississippi to cease operations of the 1,172-bed Delta Correctional Facility in Greenwood, Mississippi. We began ramping down the population of approximately 900 inmates from the state-owned Delta facility in December 2011 and completely closed the facility in January 2012. Accordingly, we reclassified the results of operations, net of taxes, and the assets and liabilities of this facility as discontinued operations upon termination of operations in the first quarter of 2012 for all periods presented. The Delta facility operated at a loss of $0.1 million and $0.4 million, net of taxes, for the three and nine months ended September 30, 2011, respectively. The facility had no operations during the three months ended September 30, 2012 and operated at a loss of $0.4 million, net of taxes, for the nine months ended September 30, 2012.

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

We also regularly evaluate alternative uses of our cash flow in order to provide value to our shareholders. In February 2012, we announced our intention to initiate a quarterly dividend beginning in the second quarter of 2012. Subsequently, our Board of Directors declared quarterly dividends of $0.20 per share paid on June 22, 2012 and September 28, 2012 to shareholders. The common stock dividend was $20.1 million and $40.1 million during the three and nine months ended September 30, 2012, respectively.

As of September 30, 2012, our liquidity was provided by cash on hand of $59.2 million, and $124.0 million available under our $785.0 million revolving credit facility. During the nine months ended September 30, 2012 and 2011, we generated $223.1 million and $258.0 million, respectively, in cash through operating activities, and as of September 30, 2012, we had net working capital of $158.1 million. We currently expect to be able to meet our cash expenditure requirements for the next year utilizing these resources. None of our outstanding debt requires scheduled principal repayments, and following the redemption in April 2012 of the remaining $40.0 million 6.25% senior notes that were scheduled to mature in March 2013, we have no debt maturities until January 2014.

During January 2012, we entered into an amended and restated senior secured revolving credit facility expanding the total capacity up to $785.0 million aggregate principal amount through December 2016 from the existing $450.0 million revolving credit facility that was scheduled to mature in December 2012. The amended and restated revolving credit facility matures in December 2016, and interest is based on either a base rate plus a varying margin ranging from 0.25% to 1.00% or a LIBOR plus a varying margin of 1.25% to 2.00% based on our leverage ratio. In addition to refinancing the $450.0 million revolving credit facility, the amended and restated revolving credit facility was used to provide the financing for the tender offer of $57.5 million of our existing 6.25% $375.0 million senior notes due 2013 and the payment of fees, commissions and expenses in connection with the foregoing as well as for other general corporate purposes. Following the tender offer, we used $277.5 million of the amended and restated revolving credit facility to redeem additional outstanding 6.25% senior notes due 2013 to bring the balance of the notes outstanding to $40.0 million as of March 31, 2012. We redeemed the remaining $40.0 million balance of our 6.25% senior notes due 2013 on April 16, 2012 using capacity under our amended and restated senior secured revolving credit facility. Further, on June 14, 2012, we redeemed $60.0 million and on August 27, 2012, we redeemed an additional $50.0 million of the $150.0 million original issue aggregate principal amount of our 6.75% senior notes utilizing the expanded capacity of the amended and restated revolving credit facility and cash on hand reducing the balance of the 6.75% senior notes to $40.0 million. Because our debt agreements limit the amount of dividends we can pay, absent further opportunities to deploy capital toward new development activities, we expect to continue to use our cash flow to pay-down debt in the short-term.

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

Facility development and capital expenditures

We commenced development of the new Jenkins Correctional Center in Georgia during the third quarter of 2010 pursuant to a construction and management contract awarded to us by the Georgia Department of Corrections in September 2010 to manage up to 1,150 male inmates. Construction was completed during the first quarter of 2012 for a total cost of approximately $51.0 million. The contract has an initial one-year base term with 24 one-year renewal options. Additionally, the contract provides for a population guarantee of 90% which commenced in July 2012 following a 120-day ramp-up period. The Georgia Department of Corrections began transferring inmates to the facility in March 2012 and as of September 30, 2012 housed approximately 1,150 inmates at the Jenkins facility.

In September 2011, we announced that we entered into a contract with the state of Ohio to purchase the 1,798-bed Lake Erie Correctional Institution located in Conneaut, Ohio. We purchased the facility in late December 2011, which was constructed in 1999, for a purchase price of approximately $73.0 million. We also entered into a management contract to manage state of Ohio inmates at this facility, which commenced on January 1, 2012 and has an initial term of twenty years with unlimited renewal options subject to appropriations and mutual agreement. The management contract also provides a guaranteed occupancy of 90% of the contracted beds which commenced in March 2012 following a transition period.

In October 2011, we announced that pursuant to a competitive re-bid we received a new contract from the BOP for the expansion and continued management of our McRae Correctional Facility in McRae, Georgia. Under the new contract, we will have the ability to house up to 2,275 male inmates for the BOP after completing a 454-bed expansion of the McRae facility. We began the 454-bed expansion of the McRae facility late in the fourth quarter of 2011 and expect construction to be complete in the fourth quarter of 2012. The total cost of the expansion is estimated to be $16.5 million.

In order to retain federal inmate populations we currently manage in the San Diego Correctional Facility, we will be required to construct a new facility in the future. The San Diego Correctional Facility is subject to a ground lease with the County of San Diego. Under the provisions of the lease, the facility is divided into three different properties whereby, pursuant to an amendment to the ground lease executed in January 2010, ownership of the entire facility reverts to the County upon expiration of the lease on December 31, 2015. As of September 30, 2012, we have invested approximately $47.5 million to acquire property, conduct environmental studies, obtain building permits, and complete various other design activities. We have developed plans to build a detention facility and a construction timeline that coincides with the expiration of the ground lease. We currently estimate the total construction cost, inclusive of land and site development costs already incurred, will range from approximately $142.0 million to $150.0 million. We plan to use this new facility to house the existing federal inmate populations at the San Diego Correctional Facility. However, we can provide no assurance that we will be able to retain these inmate populations.

In September 2012, as previously described herein we announced that we received an award from the Arizona Department of Corrections to house up to 1,000 medium-security inmates at our Red Rock Correctional Center in Arizona. The new management contract provides an occupancy guarantee of 90% of the contracted beds, which is expected to be implemented in two phases. CCA expects it will begin receiving approximately 500 inmates from Arizona beginning in January 2014 and an additional 500 inmates in 2015. In order to prepare the Red Rock facility to house Arizona inmates under this contract, CCA expects to incur approximately $20.0 million in capital improvements to make certain physical plant modifications and expects these improvements to be complete by the end of 2013.

During the nine months ended September 30, 2012, we capitalized $35.1 million of facility maintenance and technology related expenditures, compared with $28.4 million during the nine months ended September 30, 2011. We currently expect to incur approximately $48.0 million to $53.0 million in facility maintenance and information technology capital expenditures during 2012, and approximately $30.0 million to $35.0 million on facility development and expansions. During the year ended December 31, 2011, we capitalized $47.9 million of facility maintenance and technology related expenditures and $123.5 million on facility acquisition, development and expansions, including the acquisition of the Lake Erie Correctional Institution. We also currently expect to pay approximately $84.0 million to $85.0 million in federal and state income taxes during 2012, compared with $70.3 million during 2011. Income taxes paid in 2011 reflect the favorable tax depreciation provisions of the Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010, which increased the amount of “bonus” depreciation for tax purposes that can be deducted from 50% to 100% for qualifying assets placed into service after September 8, 2010 and throughout 2011. Bonus depreciation reverts to 50% during 2012.

Although the demand for prison beds in the short term has been affected by the severe budget challenges many of our customers currently face, these challenges put further pressure on our customers’ ability to construct new prison beds of their own, which we believe could result in further reliance on the private sector for providing the capacity we believe our customers will need in the long term. We will continue to pursue opportunities like the aforementioned Jenkins Correctional Center we constructed for the state of Georgia. In the long-term, however, we would like to see continued and meaningful utilization of our available capacity and better visibility from our customers before we add any additional capacity on a speculative basis.

Share repurchase programs

In August 2011, our Board of Directors approved an increase in the aggregate amount under our previously announced share repurchase program from $350.0 million to $500.0 million after expanding the authorization in May 2011 by $100.0 million from the $250.0 million originally approved by the Board in February 2010. The program was intended to be implemented through purchases made from time to time in the open market or in privately negotiated transactions in accordance with SEC requirements. From February 2010 through December 31, 2011, we completed the purchase of 17.7 million shares at a total cost, including commissions, of $383.2 million. Including shares repurchased under a previous stock repurchase program authorized by the Board in November 2008, through December 31, 2011, we repurchased 28.4 million shares of our common stock at an average cost per share of $17.91, representing 22.6% of the total shares outstanding prior to the initiation of the first program. Further, we have repurchased this $508.2 million of our common stock while improving our leverage ratios. In February 2012, we terminated the share repurchase program in conjunction with the announcement to commence a quarterly cash dividend beginning in the second quarter of 2012. There were no share repurchases in 2012.

Summary of debt

As of September 30, 2012, the interest rates on all our outstanding indebtedness are fixed, with the exception of the interest rate applicable to $635.0 million outstanding under our revolving credit facility, with a total weighted average effective interest rate of 4.6%, while our total weighted average maturity was 4.3 years. The January 2012 refinancing lowered our total weighted average interest rate and extended our weighted average debt maturity. Although we increased our exposure to variable rate debt, we believe we have the ability to fix the interest rate on some or all of this debt through the issuance of new debt securities or otherwise enter into swap arrangements when we determine that market conditions for such transactions are favorable. On June 3, 2011, Moody’s raised our senior unsecured debt rating to “Ba1” from “Ba2” and revised the outlook on our debt rating from positive to stable. Standard & Poor’s Ratings Services currently rates our unsecured debt and corporate credit as “BB”. On February 7, 2012, Fitch Ratings assigned a rating of “BBB-” to our revolving credit facility and “BB+” ratings to our unsecured debt and corporate credit.

We have the ability to fund our capital expenditure requirements, including the aforementioned construction projects, as well as our facility maintenance and information technology expenditures, working capital, debt service requirements, and dividend payments, with cash on hand, net cash provided by operations, and borrowings available under our amended and restated revolving credit facility.

Operating Activities

Our net cash provided by operating activities for the nine months ended September 30, 2012 was $223.1 million, compared with $258.0 million for the same period in the prior year. Cash provided by operating activities represents the year to date net income plus depreciation and amortization, changes in various components of working capital, and various non-cash charges, including primarily deferred income taxes. The decrease in cash provided by operating activities for the nine months ended September 30, 2012 was primarily due to the decrease in operating income and negative fluctuations in working capital balances during the first nine months of 2012 compared to the same period in 2011, most notably the collection during the first quarter of 2011 of past due accounts receivable outstanding at December 31, 2010, from the state of California.

Investing Activities

Our cash flow used in investing activities was $62.3 million for the nine months ended September 30, 2012 and was primarily attributable to capital expenditures during the nine-month period of $61.2 million, including expenditures for facility development and expansions of $25.4 million primarily related to the aforementioned facility development and expansion projects. Our cash flow used in investing activities was $66.1 million for the nine months ended September 30, 2011 and was primarily attributable to capital expenditures during the nine-month period of $67.9 million, including expenditures for facility development and expansions of $37.6 million.

Financing Activities

Cash flow used in financing activities was $157.3 million for the nine months ended September 30, 2012 and was primarily attributable to $115.0 million of net principal payments of debt outstanding and $6.3 million for payments of debt issuance and other refinancing costs associated with the aforementioned refinancing transactions. Additionally, cash flow used in financing activities included $39.8 million of dividends paid during the nine months ended September 30, 2012 and $2.5 million for the purchase and retirement of common stock that was issued in connection with equity-based compensation. These payments were partially offset by the cash flows associated with exercising stock options, including the related income tax benefit of equity compensation, totaling $6.3 million.

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

Contractual Obligations

The following schedule summarizes our contractual cash obligations by the indicated period as of September 30, 2012 (in thousands):

	Payments Due By Year Ended December 31,
	2012 (remainder)	2013	2014	2015	2016	Thereafter	Total
Long-term debt	$—	$—	$40,000	$—	$635,000	$465,000	$1,140,000
Interest on senior notes	18,019	38,737	37,387	36,038	36,038	18,019	184,238
Contractual facility expansions	6,135	18,226	—	—	—	—	24,361
Operating leases	514	4,885	4,895	3,517	825	8,250	22,886

Total contractual cash obligations	$24,668	$61,848	$82,282	$39,555	$671,863	$491,269	$1,371,485

The cash obligations in the table above do not include future cash obligations for variable interest associated with our outstanding revolving credit facility as projections would be based on future outstanding balances as well as future variable interest rates, and we are unable to make reliable estimates of either. Further, the cash obligations in the table above also do not include future cash obligations for uncertain tax positions as we are unable to make reliable estimates of the timing of such payments, if any, to the taxing authorities. We had $26.0 million of letters of credit outstanding at September 30, 2012 primarily to support our requirement to repay fees and claims under our workers’ compensation plan in the event we do not repay the fees and claims due in accordance with the terms of the plan. The letters of credit are renewable annually. We did not have any draws under any outstanding letters of credit during the nine months ended September 30, 2012 or 2011. The contractual facility expansions included in the table above represent expansion or development projects for which we have already entered into a contract with a customer that obligates us to complete the expansion or development project. Certain of our other ongoing construction projects are not currently under contract and thus are not included as a contractual obligation above as we may generally suspend or terminate such projects without substantial penalty.

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

SEASONALITY AND QUARTERLY RESULTS

Our business is somewhat subject to seasonal fluctuations. Because we are generally compensated for operating and managing facilities at an inmate per diem rate, our financial results are impacted by the number of calendar days in a fiscal quarter. Our fiscal year follows the calendar year and therefore, our daily profits for the third and fourth quarters include two more days than the first quarter (except in leap years) and one more day than the second quarter. Further, salaries and benefits represent the most significant component of operating expenses. Significant portions of the Company’s unemployment taxes are recognized during the first quarter, when base wage rates reset for state unemployment tax purposes. Finally, quarterly results are affected by government funding initiatives, the timing of the opening of new facilities, or the commencement of new management contracts and related start-up expenses that may mitigate or exacerbate the impact of other seasonal influences. Because of these seasonality factors, results for any quarter are not necessarily indicative of the results that may be achieved for the full fiscal year.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Our primary market risk exposure is to changes in U.S. interest rates. We are exposed to market risk related to our revolving credit facility because the interest rate on our revolving credit facility is subject to fluctuations in the market. If the interest rate for our outstanding indebtedness under the revolving credit facility was 100 basis points higher or lower during the three and nine months ended September 30, 2012, our interest expense, net of amounts capitalized, would have been increased or decreased by $1.6 million and $4.1 million, respectively.

As of September 30, 2012, we had outstanding $40.0 million of senior notes with a fixed interest rate of 6.75% and $465.0 million of senior notes with a fixed interest rate of 7.75%. Because the interest rates with respect to these instruments are fixed, a hypothetical 100 basis point increase or decrease in market interest rates would not have a material impact on our financial statements.

From time to time, we may invest our cash in a variety of short-term financial instruments. These instruments generally consist of highly liquid investments with original maturities at the date of purchase of three months or less. While these investments are subject to interest rate risk and will decline in value if market interest rates increase, a hypothetical 100 basis point increase or decrease in market interest rates would not materially affect the value of these investments.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

None.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

The following exhibits are filed herewith:

Exhibit Number	Description of Exhibits

3.1	Sixth Amended and Restated Bylaws (previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission (Commission File no. 001-16109) on August 22, 2012 and incorporated herein by this reference).

31.1	Certification of the Company’s Chief Executive Officer pursuant to Securities and Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Company’s Chief Financial Officer pursuant to Securities and Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*	As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933, as amended, and Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CORRECTIONS CORPORATION OF AMERICA

Date: November 8, 2012

/s/ Damon T. Hininger
Damon T. Hininger
President and Chief Executive Officer

/s/ Todd J Mullenger
Todd J Mullenger
Executive Vice President, Chief Financial Officer, and Principal Accounting Officer