Form 10-K
period 2012-12-31
CORRECTIONS CORP OF AMERICA
filed 2013-02-27
CIK 1070985

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.).    Yes  ☐    No  ☒

The aggregate market value of the shares of the registrant’s Common Stock held by non-affiliates was approximately $2,887,621,888 as of June 30, 2012 based on the closing price of such shares on the New York Stock Exchange on that day. The number of shares of the registrant’s Common Stock outstanding on February 19, 2013 was 100,249,241.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s definitive Proxy Statement for the 2013 Annual Meeting of Stockholders, currently scheduled to be held on May 16, 2013, are incorporated by reference into Part III of this Annual Report on Form 10-K.

CORRECTIONS CORPORATION OF AMERICA

FORM 10-K

For the fiscal year ended December 31, 2012

CAUTIONARY STATEMENT REGARDING

FORWARD-LOOKING INFORMATION

This Annual Report on Form 10-K contains statements that are forward-looking statements as defined within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements give our current expectations of forecasts of future events. All statements other than statements of current or historical fact contained in this Annual Report, including statements regarding our future financial position, business strategy, budgets, projected costs, and plans and objectives of management for future operations, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “estimate,” “expect,” “intend,” “may,” “plan,” “projects,” “will,” and similar expressions, as they relate to us, are intended to identify forward-looking statements. These forward-looking statements are based on our current plans and actual future activities, and our results of operations may be materially different from those set forth in the forward-looking statements. In particular these include, among other things, statements relating to:

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

•	our ability to elect and qualify and to remain qualified for taxation as a real estate investment trust (“REIT”);

•	the expected form, timing and amount of the special distribution of our C-corporation accumulated earnings and profits;

•	the anticipated benefits of the REIT conversion, including our ability to realize cost savings from the proposed REIT conversion;

•	the availability of debt and equity financing on terms that are favorable to us.

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

Overview

We are the nation’s largest owner of privatized correctional and detention facilities and one of the largest prison operators in the United States behind only the federal government and three states. We currently operate 67 correctional and detention facilities, including 47 facilities that we own, with a total design capacity of approximately 92,500 beds in 20 states and the District of Columbia. We also own two additional correctional facilities that we lease to third-party operators, one of which is currently vacant.

We specialize in owning, operating, and managing prisons and other correctional facilities and providing inmate residential and prisoner transportation services for governmental agencies. In addition to providing the fundamental residential services relating to inmates, our facilities offer a variety of rehabilitation and educational programs, including basic education, religious services, life skills and employment training and substance abuse treatment. These services are intended to help reduce recidivism and to prepare inmates for their successful reentry into society upon their release. We also provide health care (including medical, dental, and mental health services), food services, and work and recreational programs.

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

REIT Conversion

In May 2012, we announced we were assessing the feasibility of converting to a REIT and had assembled a team of outside tax, legal and financial advisors to assist management and the Board of Directors in determining if we could structure our operations in such a way as to allow us to maintain the strategic alignment of our real estate and operations under a single publicly traded umbrella, qualify for status as a REIT and continue to provide correctional services through one or more taxable REIT subsidiaries (“TRSs”). As part of this assessment, we concluded that it would not be advisable to begin conversion to a REIT structure without a private letter ruling (“PLR”) from the Internal Revenue Service (“IRS”).

We filed a formal request for a PLR from the IRS in late July while we continued to assess the feasibility and potential benefits of a REIT conversion. In February 2013, we received a favorable ruling from the IRS substantially in the form submitted, and announced that we had completed our analysis of the feasibility and potential benefits of a REIT conversion and had reorganized our corporate structure to facilitate our qualification as a REIT for federal income tax purposes effective for our taxable year beginning January 1, 2013. We believe such a REIT conversion has the potential to maximize our ability to create stockholder value given the nature of our assets, help lower our cost of capital, draw a larger base of potential stockholders, provide greater flexibility to pursue growth opportunities, and create a more efficient operating structure.

Beginning January 1, 2013, we have provided correctional services and conducted other operations through TRSs. A TRS is a subsidiary of a REIT that is subject to applicable corporate income tax and certain qualification requirements. Our use of TRSs enables us to continue to provide correctional services at facilities we own and at facilities owned by our government partners and to engage in certain other operations while complying with REIT qualification requirements. Our use of TRSs also allows our TRSs to retain income generated by their operations for reinvestment without the requirement of distributing those earnings.

As a REIT, we generally will not be subject to federal income taxes on our REIT taxable income and gains that we distribute to our stockholders, including the income derived from providing prison bed capacity and correctional services to our government partners. REIT taxable income generally means the taxable income of the REIT less the REIT’s deduction for dividends paid and subject to certain other adjustments. However, even as a REIT, we will remain obligated to pay income taxes on earnings from our TRS operations.

To qualify and be taxed as a REIT, we will generally be required to annually distribute to our stockholders an amount equal to at least 90% of our REIT taxable income (determined without regard to the dividends paid deduction and excluding net capital gains). Our REIT taxable income typically will not include income earned by our TRSs except to the extent the TRSs pay dividends to the REIT. Prior to the REIT conversion, we operated as a taxable C corporation for federal income tax purposes. A REIT is not permitted to retain earnings and profits accumulated during the years it was taxed as a C corporation, and must make one or more distributions to stockholders that equal or exceed those accumulated amounts.

To qualify for taxation as a REIT for the taxable year beginning January 1, 2013, we must distribute to our stockholders on or before December 31, 2013, our undistributed earnings and profits attributable to our pre-REIT taxable periods ending prior to January 1, 2013, which we intend to distribute as a one-time special distribution to our stockholders (the “E&P Distribution”). We currently expect the E&P Distribution will be composed of cash and shares of our common stock, at each stockholder’s election, subject to a cap on the total amount of cash equal to 20% of the aggregate amount of the E&P Distribution. The balance of the E&P Distribution will be in the form of shares of our common stock. The IRS confirmed in the PLR we received on February 7, 2013 that each of the cash and stock components of the E&P Distribution will be treated as a taxable distribution, which will reduce our accumulated earnings and profits. If the total amount of cash elected by our stockholders exceeds 20% of the total value of the E&P Distribution, then, in general, the available cash will be prorated among those stockholders that elect to receive cash. The details and consequences of the E&P Distribution will be described in greater detail in the election form and accompanying materials that will be mailed to stockholders in connection with the E&P Distribution.

We intend to increase our regular quarterly distribution in 2013 to help ensure that we qualify for taxation as a REIT. The amount, timing and frequency of future distributions, however, will be at the sole discretion of our Board of Directors and will be declared based upon various factors, many of which are beyond our control, including our financial condition and operating cash flows, the amount required to maintain our qualification and taxation as a REIT and to minimize or eliminate any income and excise taxes that we otherwise would be required to pay, limitations on distributions in our existing and future debt instruments, our ability to utilize any net operating losses (“NOLs”) to offset, in whole or in part, our REIT distribution requirements, the limitations on our ability to fund distributions using cash generated through our TRSs and other factors that our Board of Directors may deem relevant.

As further described under our “Capital Strategy” hereafter, we expect to execute several debt capital markets transactions during 2013 in order to obtain the flexibility needed to make the E&P Distribution, increase our quarterly dividend payments, and to raise additional capital to fund various aspects of the REIT conversion. For instance, we plan to refinance all of our $465 million 7.75% senior notes due 2017 and may also seek an amendment to our $785 million revolving credit facility to obtain greater operating flexibility under the REIT structure. We also plan to raise additional debt capital to fund the payment of up to 20% of the E&P Distribution in cash, the debt refinancing and issuance costs, and the other REIT conversion costs. The specific timing, structure, and terms of these transactions have not yet been determined. However, we are confident in our ability to execute these transactions in 2013 given our modest leverage, strong balance sheet and strong historical support from the credit markets.

Operations

Management and Operation of Correctional and Detention Facilities

Our customers consist of federal, state, and local correctional and detention authorities. For each of the years ended December 31, 2012, 2011, and 2010, payments by federal correctional and detention authorities represented 43% of our total revenue. Federal correctional and detention authorities primarily consist of the Federal Bureau of Prisons, or the BOP, the United States Marshals Service, or the USMS, and the U.S. Immigration and Customs Enforcement, or ICE.

Our customer contracts typically have terms of three to five years and contain multiple renewal options. Most of our facility contracts also contain clauses that allow the government agency to terminate the contract at any time without cause, and our contracts are generally subject to annual or bi-annual legislative appropriations of funds.

We are compensated for providing prison bed capacity and correctional services at an inmate per diem rate based upon actual or minimum guaranteed occupancy levels. Occupancy rates for a particular facility are typically low when first opened or immediately following an expansion. However, beyond the start-up period, which typically ranges from 90 to 180 days, the occupancy rate tends to stabilize. For the years 2012, 2011, and 2010, the average compensated occupancy of our facilities, based on rated capacity, was 88.2%, 89.9%, and 90.3%, respectively, for all of the facilities we owned or managed, exclusive of facilities where operations have been discontinued.

Operating Procedures

Pursuant to the terms of our customer contracts, we are responsible for the overall operations of our facilities, including staff recruitment, general administration of the facilities, facility maintenance, security, and supervision of the offenders. We are required by our contracts to maintain certain levels of insurance coverage for general liability, workers’ compensation, vehicle liability, and property loss or damage. We are also required to indemnify the contracting agencies for claims and costs arising out of our operations and, in certain cases, to maintain performance bonds and other collateral requirements. Approximately 85% of the facilities we operated at December 31, 2012 were accredited by the American Correctional Association Commission on Accreditation. The American Correctional Association, or ACA, is an independent organization comprised of corrections professionals that establish accreditation standards for correctional and detention institutions.

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

Outside agency standards, such as those established by the ACA, provide us with the industry’s most widely accepted operational guidelines. We have sought and received accreditation for 57 of the facilities we operated as of December 31, 2012, and our Lake Erie Correctional Institution, which we purchased from the state of Ohio in December 2011, received accreditation in January 2013. We intend to apply for ACA accreditation for all of our eligible facilities that are not currently accredited where it is economically feasible to complete the 18-24 month accreditation process.

Beyond the standards provided by the ACA, our facilities are operated in accordance with a variety of company and facility-specific policies and procedures. These policies and procedures reflect the high standards generated by a number of sources, including the ACA, The Joint Commission, the National Commission on Correctional Healthcare, the Occupational Safety and Health Administration, federal, state, and local government codes and regulations, established correctional procedures, and company-wide policies and procedures that may exceed these guidelines. Our facilities not only operate under these established standards, but they are consistently challenged by management to exceed them. This challenge is presented, in large part, through our extensive and comprehensive Quality Assurance Program.

Our Quality Assurance Division independently operates under the auspices of, and reports directly to, the Company’s Office of General Counsel. The Company has devoted significant resources to the Quality Assurance Division, enabling us to monitor our facilities’ compliance with contractual requirements, as well as outside agency and accrediting organization standards and guidelines. The Quality Assurance Division provides governance for all efforts by our facilities to deliver high quality services and operations, with an absolute commitment to continuous quality improvement through the efforts of two major sections: the Research and Analysis Section and the Audit and Compliance Systems Section.

The Research and Analysis Section collects and analyzes performance metrics across multiple databases. Through rigorous reporting and analyses of comprehensive, comparative statistics across disciplines, divisions, business units and the Company as a whole, the Research and Analysis Section provides timely, independently generated performance and trend data to senior management.

The Audit and Compliance Systems Section includes a team of full-time auditors, who provide subject matter expertise from all major disciplines within institutional operations. Annually, and with no advance notice, these auditors conduct rigorous, on site evaluations of each facility we operate. The audit teams use highly specialized, discipline-specific audit tools, containing over 1,400 audited items across twelve major operational areas, in this detailed, comprehensive process. The results of these on site evaluations are used to discern areas of operational strength and areas in need of management attention. The audit findings also comprise a major part of our continuous operational risk assessment and management process. Audit teams are also available to work with facilities on specific areas of need, such as meeting requirements of new partner contracts or providing detailed training of new departmental managers.

The Audit and Compliance Systems Section also includes a management team that coordinates the overall compliance effort across all facilities. The management team develops, in conjunction with subject matter experts and other stakeholders having risk management responsibilities, performance measurement tools used in facility audits. The management team also provides governance of the corporate plan of action process which ensures swift resolution of issues identified through internal and external facility reviews. Our Quality Assurance Division also contracts with teams of seasoned, ACA certified correctional auditors to help ensure continuous compliance with ACA standards at accredited facilities and to help ensure that our facilities are operating at the highest possible levels.

Prisoner Transportation Services

We currently provide transportation services to governmental agencies through our wholly-owned TRS, TransCor America, LLC, or TransCor. During the years ended December 31, 2012, 2011, and 2010, TransCor generated total consolidated revenue of $2.5 million, $3.6 million, and $4.0 million, respectively, or approximately 0.2% of our total consolidated revenue in each of those years. We believe TransCor provides a complementary service to our core business that enables us to respond quickly to our customers’ transportation needs.

Business Development

We are currently the nation’s largest owner and provider of outsourced correctional facilities and management services. We believe we manage nearly 45% of all beds under contract with private operators of correctional and detention facilities in the United States, most of which are in facilities we own and provide to our governmental customers. Under the direction of our partnership development department and senior management and with the aid, where appropriate, of certain independent consultants, we market our facilities and services to government agencies responsible for federal, state, and local correctional and detention facilities in the United States.

Business from our federal customers, including primarily the BOP, USMS, and ICE, continues to be a significant component of our business accounting for 43% of total revenue in each of the years 2012, 2011, and 2010. The BOP, USMS, and ICE were our only federal partners that accounted for 10% or more of our total revenue during these years. The BOP accounted for 12%, 12%, and 15% of total revenue for 2012, 2011, and 2010, respectively. The USMS accounted for 19%, 20%, and 16% of total revenue for 2012, 2011, and 2010, respectively. ICE accounted for 12% of total revenue for each of 2012, 2011, and 2010. Certain federal contracts contain “take-or-pay” clauses that guarantee us a certain amount of management revenue, regardless of occupancy levels.

Increasing attention has been placed on the federal budget deficit, particularly as sequestration triggered by the American Taxpayer Relief Act of 2012 approaches, which could result in a considerable reduction in federal spending. We do not know specifically what impact this could have on federal correctional budgets, but we believe significant federal budget challenges have already had an impact on our revenue through reduced growth in federal inmate populations and per diem pressures.

Business from our state customers, which constituted 50% of total revenue during each of the years 2012, 2011, and 2010 and increased 3.2% from $855.4 million during 2011 to $883.1 million during 2012. The State of California Department of Corrections and Rehabilitation (“CDCR”) accounted for 12%, 13%, and 13% of total revenue for 2012, 2011, and 2010, respectively. The CDCR was our only state partner that accounted for 10% or more of our total revenue during these years.

Despite the increases in management revenue, economic conditions remain challenging, putting continued pressure on our government partners’ budgets. All of our state partners have balanced budget requirements, which may force them to further reduce their expenses if their tax revenues, which typically lag the overall economy, do not meet their expectations. Actions to control their expenses could include reductions in inmate populations through early release programs, alternative sentencing, or inmate transfers from facilities owned or managed by private operators to facilities owned and operated by the state or other local jurisdictions. Further, certain government partners have requested, and additional government partners could request, reductions in per diem rates or request that we forego prospective rate increases in the future as methods of addressing the budget shortfalls they may be experiencing. We believe we have been successful in working with our government partners to help manage their correctional costs while minimizing the financial impact to us, and will continue to provide unique solutions to their correctional needs. We believe the long-term growth opportunities of our business remain very attractive as certain customers consider efficiency and savings opportunities we can provide. Further, we expect insufficient bed development by our partners to result in future demand for additional bed capacity.

We believe that we can further develop our business by, among other things:

•

Maintaining and expanding our existing customer relationships and continuing to fill existing beds within our facilities, while maintaining an adequate inventory of available beds that we believe provides us with flexibility and a competitive advantage when bidding for new management contracts;

•	Enhancing the terms of our existing contracts;

•	Pursuing additional opportunities to purchase and manage existing government-owned facilities; and

•	Establishing relationships with new customers who have either previously not outsourced their correctional facility management needs or have utilized other private enterprises.

We generally receive inquiries from or on behalf of government agencies that are considering outsourcing the ownership and/or management of certain facilities or that have already decided to contract with a private enterprise. When we receive such an inquiry, we determine whether there is an existing need for our correctional facilities and/or services and whether the legal and political climate in which the inquiring party operates is conducive to serious consideration of outsourcing. Based on these findings, an initial cost analysis is conducted to further determine project feasibility.

Frequently, government agencies responsible for correctional and detention facilities and services procure space and services through solicitations or competitive procurements. As part of our process of responding to such requests, members of our management team meet with the appropriate personnel from the agency making the request to best determine the agency’s needs. If the project fits within our strategy, we submit a written response. A typical solicitation or competitive procurement requires bidders to provide detailed information, including, but not limited to, the space and services to be provided by the bidder, its experience and qualifications, and the price at which the bidder is willing to provide the facility and services (which services may include the purchase, renovation, improvement or expansion of an existing facility or the planning, design and construction of a new facility). The requesting agency selects a firm believed to be able to provide the requested bed capacity, if needed, and most qualified to provide the requested services and then negotiates the price and terms of the contract with that firm.

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

Facilities and Facility Management Contracts

We own 49 correctional and detention facilities in 15 states and the District of Columbia, two of which we lease to third-party operators, one of which is currently vacant. We also own two corporate office buildings. Additionally, we currently manage 20 correctional and detention facilities owned by government agencies. Owned and managed facilities include facilities placed into service that we own and manage. Managed-only facilities include facilities owned by a third party and managed by us. The segment disclosures are included in Note 16 of the Notes to the Financial Statements. The following table sets forth all of the facilities that we currently (i) own and manage, (ii) own, but are leased to another operator, and (iii) manage but are owned by a government authority. The table includes certain information regarding each facility, including the term of the primary customer contract related to such facility, or, in the case of facilities we own but lease to a third-party operator, the term of such lease. We have a number of customer contracts and leases that expire in 2013 (or have expired) with no remaining renewal options. We continue to operate, and, unless otherwise noted, expect to continue to manage or lease these facilities, although we can provide no assurance that we will maintain our contracts to provide, manage, or lease these facilities or when new contracts will be renewed.

Facility Name	Primary Customer	Design Capacity (A)	Security Level	Facility Type (B)	Term	Remaining Renewal Options (C)
Owned and Managed Facilities:

Central Arizona Detention Center Florence, Arizona	USMS	2,304	Multi	Detention	September 2013	(3) 5 year

Eloy Detention Center Eloy, Arizona	ICE	1,500	Medium	Detention	Indefinite	—

Florence Correctional Center Florence, Arizona	USMS	1,824	Multi	Detention	September 2013	(3) 5 year

La Palma Correctional Center Eloy, Arizona	State of California	3,060	Medium	Correctional	June 2013	Indefinite

Red Rock Correctional Center (D) Eloy, Arizona	State of California	1,596	Medium	Correctional	June 2013	Indefinite

Saguaro Correctional Facility Eloy, Arizona	State of Hawaii	1,896	Medium	Correctional	June 2014	(2) 1 year

California City Correctional Center California City, California	Office of the Federal Detention Trustee	2,304	Medium	Detention	September 2025	—

San Diego Correctional Facility (E) San Diego, California	ICE	1,154	Minimum/ Medium	Detention	June 2014	(3) 3 year

Bent County Correctional Facility Las Animas, Colorado	State of Colorado	1,420	Medium	Correctional	June 2013	(3) 1 year

Crowley County Correctional Facility Olney Springs, Colorado	State of Colorado	1,794	Medium	Correctional	June 2013	(3) 1 year

Huerfano County Correctional Center (F) Walsenburg, Colorado	—	752	Medium	Correctional	—	—

Kit Carson Correctional Center Burlington, Colorado	State of Colorado	1,488	Medium	Correctional	June 2013	(3) 1 year

Coffee Correctional Facility (G) Nicholls, Georgia	State of Georgia	2,312	Medium	Correctional	June 2013	(21) 1 year

Jenkins Correctional Center (G) Millen, Georgia	State of Georgia	1,124	Medium	Correctional	June 2013	(22) 1 year

Facility Name	Primary Customer	Design Capacity (A)	Security Level	Facility Type (B)	Term	Remaining Renewal Options (C)
McRae Correctional Facility McRae, Georgia	BOP	1,978	Medium	Correctional	November 2016	(3) 2 year

Stewart Detention Center Lumpkin, Georgia	ICE	1,752	Medium	Detention	Indefinite	—

Wheeler Correctional Facility (G) Alamo, Georgia	State of Georgia	2,312	Medium	Correctional	June 2013	(21) 1 year

Leavenworth Detention Center Leavenworth, Kansas	USMS	1,033	Maximum	Detention	December 2016	(2) 5 year

Lee Adjustment Center Beattyville, Kentucky	State of Vermont	816	Minimum/ Medium	Correctional	June 2013	(1) 2 year

Marion Adjustment Center St. Mary, Kentucky	Commonwealth of Kentucky	826	Minimum/ Medium	Correctional	June 2013	—

Otter Creek Correctional Center (H) Wheelwright, Kentucky	—	656	Minimum/ Medium	Correctional	—	—

Prairie Correctional Facility (I) Appleton, Minnesota	—	1,600	Medium	Correctional	—	—

Adams County Correctional Center Adams County, Mississippi	BOP	2,232	Medium	Correctional	July 2013	(3) 2 year

Tallahatchie County Correctional Facility (J) Tutwiler, Mississippi	State of California	2,672	Medium	Correctional	June 2013	Indefinite

Crossroads Correctional Center (K) Shelby, Montana	State of Montana	664	Multi	Correctional	June 2013	(3) 2 year

Nevada Southern Detention Center Pahrump, Nevada	Office of the Federal Detention Trustee	1,072	Medium	Detention	September 2015	(3) 5 year

Cibola County Corrections Center Milan, New Mexico	BOP	1,129	Medium	Correctional	September 2014	(3) 2 year

New Mexico Women’s Correctional Facility Grants, New Mexico	State of New Mexico	596	Multi	Correctional	June 2013	—

Torrance County Detention Facility Estancia, New Mexico	USMS	910	Multi	Detention	Indefinite	—

Lake Erie Correctional Institution (L) Conneaut, Ohio	State of Ohio	1,798	Medium	Correctional	June 2032	Indefinite

Northeast Ohio Correctional Center Youngstown, Ohio	BOP	2,016	Medium	Correctional	May 2013	(1) 2 year

Queensgate Correctional Facility (M) Cincinnati, Ohio	—	850	Medium	—	—	—

Cimarron Correctional Facility (N) Cushing, Oklahoma	State of Oklahoma	1,692	Medium	Correctional	June 2013	(1) 1 year

Davis Correctional Facility (N) Holdenville, Oklahoma	State of Oklahoma	1,670	Medium	Correctional	June 2013	(1) 1 year

Diamondback Correctional Facility (F) Watonga, Oklahoma	—	2,160	Medium	Correctional	—	—

Facility Name	Primary Customer	Design Capacity (A)	Security Level	Facility Type (B)	Term	Remaining Renewal Options (C)
North Fork Correctional Facility Sayre, Oklahoma	State of California	2,400	Medium	Correctional	June 2013	Indefinite

West Tennessee Detention Facility Mason, Tennessee	USMS	600	Multi	Detention	September 2013	(8) 2 year

Shelby Training Center Memphis, Tennessee	—	200	Secure	—	—	—

Whiteville Correctional Facility (O) Whiteville, Tennessee	State of Tennessee	1,536	Medium	Correctional	June 2016	—

Bridgeport Pre-Parole Transfer Facility Bridgeport, Texas	State of Texas	200	Medium	Correctional	August 2013	(2) 2 year

Eden Detention Center Eden, Texas	BOP	1,422	Medium	Correctional	April 2013	(2) 2 year

Houston Processing Center Houston, Texas	ICE	1,000	Medium	Detention	March 2013	(1) 1 year

Laredo Processing Center Laredo, Texas	ICE	258	Minimum/ Medium	Detention	June 2013	—

Webb County Detention Center Laredo, Texas	USMS	480	Medium	Detention	November 2017	—

Mineral Wells Pre-Parole Transfer Facility Mineral Wells, Texas	State of Texas	2,103	Minimum	Correctional	August 2013	(2) 2 year

T. Don Hutto Residential Center Taylor, Texas	ICE	512	Non-Secure	Detention	January 2015	Indefinite

D.C. Correctional Treatment Facility (P) Washington, D.C.	District of Columbia	1,500	Medium	Detention	January 2017	—

Managed Only Facilities:
Bay Correctional Facility Panama City, Florida	State of Florida	985	Medium	Correctional	July 2013	(2) 2 year

Citrus County Detention Facility Lecanto, Florida	Citrus County, Florida	760	Multi	Detention	September 2015	Indefinite

Graceville Correctional Facility Graceville, Florida	State of Florida	1,884	Minimum/ Medium	Correctional	September 2013	(2) 2 year

Lake City Correctional Facility Lake City, Florida	State of Florida	893	Secure	Correctional	June 2014	Indefinite

Moore Haven Correctional Facility Moore Haven, Florida	State of Florida	985	Minimum/ Medium	Correctional	July 2013	(2) 2 year

North Georgia Detention Center Hall County, Georgia	ICE	502	Medium	Detention	March 2014	Indefinite

Idaho Correctional Center Boise, Idaho	State of Idaho	2,016	Multi	Correctional	June 2014	(2) 2 year

Marion County Jail Indianapolis, Indiana	Marion County, Indiana	1,030	Multi	Detention	December 2017	(1) 10 year

Winn Correctional Center Winnfield, Louisiana	State of Louisiana	1,538	Medium/ Maximum	Correctional	June 2020	—

Facility Name	Primary Customer	Design Capacity (A)	Security Level	Facility Type (B)	Term	Remaining Renewal Options (C)
Wilkinson County Correctional Facility Woodville, Mississippi	State of Mississippi	1,000	Medium	Correctional	June 2013	(2) 1 year

Elizabeth Detention Center Elizabeth, New Jersey	ICE	300	Minimum	Detention	September 2013	(8) 1 year

Silverdale Facilities Chattanooga, Tennessee	Hamilton County, Tennessee	1,046	Multi	Detention	March 2013	—

South Central Correctional Center Clifton, Tennessee	State of Tennessee	1,676	Medium	Correctional	June 2013

Metro-Davidson County Detention Facility Nashville, Tennessee	Davidson County, Tennessee	1,348	Multi	Detention	July 2014	—

Hardeman County Correctional Facility Whiteville, Tennessee	State of Tennessee	2,016	Medium	Correctional	May 2017	—

Bartlett State Jail Bartlett, Texas	State of Texas	1,049	Minimum/ Medium	Correctional	August 2013	(2) 2 year

Bradshaw State Jail Henderson, Texas	State of Texas	1,980	Minimum/ Medium	Correctional	August 2013	(2) 2 year

Dawson State Jail Dallas, Texas	State of Texas	2,216	Minimum/ Medium	Correctional	August 2013	(2) 2 year

Lindsey State Jail Jacksboro, Texas	State of Texas	1,031	Minimum/ Medium	Correctional	August 2013	(2) 2 year

Willacy State Jail Raymondville, Texas	State of Texas	1,069	Minimum/ Medium	Correctional	August 2013	(2) 2 year

Leased Facilities:
Leo Chesney Correctional Center Live Oak, California	GEO Group	240	Minimum	Owned/Leased	September 2015	—

Houston Educational Facility (Q) Houston, Texas	—	—	Non-secure	Owned/Leased	—	—

(A)	Design capacity measures the number of beds and, accordingly, the number of inmates each facility is designed to accommodate. Facilities housing detainees on a short term basis may exceed the original intended design capacity for sentenced inmates due to the lower level of services required by detainees in custody for a brief period. From time to time, we may evaluate the design capacity of our facilities based on customers using the facilities, and the ability to reconfigure space with minimal capital outlays. As a result, the design capacity of certain facilities may vary from the design capacity previously presented. We believe design capacity is an appropriate measure for evaluating prison operations, because the revenue generated by each facility is based on a per diem or monthly rate per inmate housed at the facility paid by the corresponding contracting governmental entity.
(B)	We manage numerous facilities that have more than a single function (e.g., housing both long-term sentenced adult prisoners and pre-trial detainees). The primary functional categories into which facility types are identified were determined by the relative size of inmate populations in a particular facility on December 31, 2012. If, for example, a 1,000-bed facility housed 900 adult inmates with sentences in excess of one year and 100 pre-trial detainees, the primary functional category to which it would be assigned would be that of correctional facilities and not detention facilities. It should be understood that the primary functional category to which multi-user facilities are assigned may change from time to time.
(C)	Remaining renewal options represents the number of renewal options, if applicable, and the term of each option renewal.
(D)	Pursuant to the terms of a new contract awarded by the state of Arizona in September 2012, the state of Arizona has an option to purchase the Red Rock facility at any time during the term of the contract, including extension options, based on an amortization schedule starting with the fair market value and decreasing evenly to zero over the twenty year term.
(E)	The facility is subject to a ground lease with the County of San Diego. Upon expiration of the lease in December 2015, ownership of the facility automatically reverts to the County of San Diego.

(F)	During the first quarter of 2010, we were notified by the state of Arizona of their decision not to renew the management contracts at the Huerfano County Correctional Center upon its expiration on March 8, 2010 and the Diamondback Correctional Facility upon its expiration on May 1, 2010.
(G)	These facilities are subject to purchase options held by the Georgia Department of Corrections, or GDOC, which grants the GDOC the right to purchase the facility for the lesser of the facility’s depreciated book value, as defined, or fair market value at any time during the term of the contract between the GDOC and us.
(H)	In January 2012, the governor of Kentucky submitted his proposed budget which included the transfer of the inmates previously held at our Otter Creek Correctional Center to a facility owned by the Commonwealth of Kentucky by the end of July 2012. The facility is subject to a deed of conveyance with the city of Wheelwright, Kentucky which includes provisions that allow assumption of ownership by the city of Wheelwright under the following occurrences: (1) we cease to operate the facility for more than two years, (2) our failure to maintain at least one employee for a period of sixty consecutive days, or (3) a conversion to a maximum security facility based upon classification by the Kentucky Corrections Cabinet.
(I)	During December 2009, we announced our decision to cease operations at our Prairie Correctional Facility on or about February 1, 2010 due to low inmate populations at the facility. During 2009, the Prairie facility housed offenders from the states of Minnesota and Washington. However, due to excess capacity in the states’ systems, both states removed the populations held at Prairie.
(J)	The facility is subject to a purchase option held by the Tallahatchie County Correctional Authority which grants Tallahatchie County Correctional Authority the right to purchase the facility at any time during the contract at a price generally equal to the cost of the premises less an allowance for amortization originally over a 20-year period. The amortization period was extended through 2050 in connection with an expansion completed during the fourth quarter of 2007.
(K)	The state of Montana has an option to purchase the facility generally at any time during the term of the contract with us at fair market value less the sum of a pre-determined portion of per diem payments made to us by the state of Montana.
(L)	The state of Ohio has the irrevocable right to repurchase the facility before we may resell the facility to a third party, or if we become insolvent or are unable to meet our obligations under the management contract with the state of Ohio, at a price generally equal to the fair market value, as defined in the Real Estate Purchase Agreement.
(M)	During December 2008, we were notified by Hamilton County, Ohio of its intent to terminate the lease for the 850-bed Queensgate Correctional Facility. The lease was terminated effective January 1, 2009.
(N)	These facilities are subject to purchase options held by the Oklahoma Department of Corrections, or ODC, which grants the ODC the right to purchase the facility at its fair market value at any time during the term of the contract with ODC.
(O)	The state of Tennessee has the option to purchase the facility in the event of our bankruptcy, or upon an operational or financial breach, as defined, at a price equal to the book value of the facility, as defined.
(P)	The District of Columbia has the right to purchase the facility at any time during the term of the contract at a price generally equal to the present value of the remaining lease payments for the premises. Upon expiration of the lease in 2017, ownership of the facility automatically reverts to the District of Columbia.
(Q)	The tenant of this alternative educational facility vacated the premises in 2011 and defaulted on the lease in June 2012. During the third quarter of 2012, we reached a settlement with the tenant to relieve it of all future lease obligations.

Facilities Under Construction or Development

In early 2008, we announced our intention to construct a new 2,040-bed correctional facility in Trousdale County, Tennessee. However, during the first quarter of 2009, we suspended the construction of this facility until we have greater clarity around the timing of future bed absorption by our customers. We will continue to monitor our customers’ needs, and could promptly resume construction of the facility.

In order to retain federal inmate populations we currently house in the San Diego Correctional Facility, we will be required to construct a new facility in the future at a site we are currently developing. The San Diego Correctional Facility is subject to a ground lease with the County of San Diego. Under the provisions of the lease, the facility is divided into different premises whereby, pursuant to an amendment to the ground lease executed in January 2010, ownership of the entire facility reverts to the County upon expiration of the lease on December 31, 2015. As of December 31, 2012, we have invested approximately $48.7 million to acquire property, conduct environmental studies, obtain building permits, and complete various other design activities related to the new facility. We have developed plans to build a detention facility and a construction timeline that coincides with the expiration of the ground lease with the County of San Diego. We currently estimate the total construction cost, inclusive of land and site development costs already incurred, will range from approximately $147.0 million to $155.0 million. We plan to use this new facility to house the existing federal inmate populations at the San Diego Correctional Facility. However, we can provide no assurance that we will be able to retain these inmate populations.

In September 2012, we announced that we received an award from the Arizona Department of Corrections to house up to 1,000 medium-security inmates at our Red Rock Correctional Center in Arizona. In order to prepare the Red Rock facility to house Arizona inmates under this contract, we expect to incur approximately $20.0 million in capital improvements to make certain physical plant modifications and expect these improvements to be complete by the end of 2013.

Competitive Strengths

We believe that we benefit from the following competitive strengths:

The Largest and Most Recognized Private Prison Operator. Our recognition as the industry’s leading private prison owner and operator provides us with significant credibility with our current and prospective clients. We believe we manage nearly 45% of all privately managed prison beds in the United States, most of which are in prisons we own. We pioneered modern-day private prisons with a list of notable accomplishments, such as being the first company to design, build, and operate a private prison, the first company to manage a private maximum-security facility under a direct contract with the federal government and, most recently, the first company to purchase a government-owned correctional facility from a governmental agency in the United States and to manage the facility for the government agency. In addition to providing us with extensive experience and institutional knowledge, our size also helps us deliver value to our customers by providing purchasing power and allowing us to achieve certain economies of scale.

Available Beds within Our Existing Facilities. As of December 31, 2012, we had approximately 14,000 unoccupied beds in facilities that had availability of 100 or more beds. We have staff throughout the organization actively engaged in marketing this available capacity to existing and prospective customers. Historically, we have been successful in substantially filling our inventory of available beds and the beds that we have constructed. Filling these available beds would provide substantial growth in revenues, cash flow, and earnings per share. However, we can provide no assurance that we will be able to fill our available beds.

Development and Expansion Opportunities. Although the demand for prison beds in the short term has been and could continue to be affected by the severe budget challenges many of our customers currently face, these challenges put further pressure on our customers’ ability to construct new prison beds of their own, which we believe could result in further reliance on the private sector for providing the capacity we believe our customers will need in the long term. We will continue to pursue build-to-suit opportunities like the recently completed 1,124-bed Jenkins Correctional Center that we constructed and placed into service in 2012 for the state of Georgia. In the long-term, we would like to see continued and meaningful utilization of our remaining capacity and better visibility from our customers before we add any additional capacity on a speculative basis.

Diverse, High Quality Customer Base. We provide space and services under management contracts with federal, state, and local agencies that generally have credit ratings of single-A or better. In addition, a majority of our contracts have terms between one and five years which contribute to our relatively predictable and stable revenue base.

Proven Senior Management Team. Our senior management team has applied their prior experience and diverse industry expertise to improve our operations, related financial results, and capital structure. Under our senior management team’s leadership, we have created new business opportunities with customers that have not previously utilized the private corrections sector, expanded relationships with existing customers, including all three federal correctional and detention agencies, and successfully completed numerous recapitalization and refinancing transactions, resulting in increases in revenues, operating income, facility operating margins, and profitability. Our senior management team has an average of 15 years of experience working in the corrections industry.

Financial Flexibility. As of December 31, 2012, we had cash on hand of $62.9 million and $104.0 million available under our $785.0 million revolving credit facility, with a total weighted average effective interest rate of 4.8% on all outstanding debt, while our total weighted average maturity on all outstanding debt was 4.2 years. The January 2012 expansion of the revolving credit facility from $450.0 million to $785.0 million and the subsequent repayments throughout 2012 of outstanding senior unsecured notes lowered our total weighted average interest rate and extended our weighted average debt maturity, while lowering our total debt and improving our leverage and interest coverage ratios. Although we increased our exposure to variable rate debt, we believe we have the ability to fix the interest rate on some or all of this debt through the issuance of new debt securities or otherwise enter into swap arrangements when we determine that market conditions for such transactions are favorable. During the year ended December 31, 2012, we generated $283.3 million in cash through operating activities, and as of December 31, 2012, we had net working capital of $184.3 million.

We incurred $4.2 million in conversion costs during 2012 in connection with our conversion to a REIT. Further, we expect to incur significant expenditures in connection with our conversion to a REIT throughout 2013. Specifically, we expect to pay up to $25.0 million of one-time costs related to the REIT conversion and up to $140.0 million of the E&P Distribution in cash. In addition, we must make the E&P Distribution on or before December 31, 2013 to be eligible to elect to be taxed as a REIT effective January 1, 2013. If we elect to be treated as a REIT, we generally will not be subject to federal corporate income taxes on the portion of our capital gain or ordinary income from our REIT operations that is distributed to our stockholders. This treatment would substantially eliminate the “double taxation” on earnings from REIT operations that typically occurs at the corporate level and once again at the stockholder level.

To meet REIT distribution requirements and maintain our ability to qualify and elect to be treated as a REIT, we expect to execute debt capital markets transactions during 2013. Specifically, we currently plan to refinance all of our $465.0 million 7.75% senior notes due 2017 to lower the interest rate on our debt and to provide us with the flexibility needed to pay higher dividends, including the E&P Distribution. We may also seek an amendment to our amended and restated revolving credit facility to provide greater flexibility under our REIT structure and to fund the payment of up to 20% of the E&P Distribution in cash, debt refinancing and issuance costs, and REIT conversion costs. While the specific timing, structure, and terms of these transactions have not yet been determined, we are confident in our ability to execute these transactions during 2013 given our modest leverage, strong balance sheet and strong historical support from the credit markets.

Business Strategy

Our primary business strategy is to provide prison bed capacity, quality corrections services, offer a compelling value, and increase occupancy and revenue, while maintaining our position as the leading owner, operator, and manager of privatized correctional and detention facilities. We will also consider opportunities for growth, including potential acquisitions of businesses within our line of business and those that provide complementary services, provided we believe such opportunities will broaden our market and/or increase the services we can provide to our government partners.

Own and Operate High Quality Correctional and Detention Facilities. We believe that our government partners choose an outsourced correctional service provider based primarily on availability of beds, price, and the quality of services provided. Approximately 85% of the facilities we operated as of December 31, 2012 are accredited by the ACA, an independent organization of corrections industry professionals that establishes standards by which a correctional facility may gain accreditation. We believe that this percentage compares favorably to the percentage of government-operated adult prisons that are accredited by the ACA. We have experienced wardens managing our facilities, with an average of 27 years of corrections experience and an average tenure of 15 years with us.

Offer Compelling Value. We believe that our government partners also seek a compelling value and service offering when selecting an outsourced correctional services provider. We believe that we offer a cost-effective alternative to our government partners by reducing their correctional services costs while allowing them to avoid long-term pension obligations for their employees and large capital investments in new prison beds. We attempt to improve operating performance and efficiency through the following key operating initiatives: (1) standardizing supply and service purchasing practices and usage; (2) implementing a standard approach to staffing and business practices in an effort to reduce our fixed expenses; (3) improving inmate management, resource consumption, and reporting procedures through the utilization of numerous technological initiatives; (4) reconfiguring facility bed space to optimize capacity utilization; and (5) improving productivity and reducing employee turnover. Recognizing the challenges we faced as a result of the economic downturn, our efforts to contain costs have intensified, as we implemented a company-wide initiative to improve operating efficiencies, and established a framework for accelerating the process and ensuring continuous delivery over the long-term. Further, certain customers have requested, and additional customers could request, reductions in per diem rates or request that we forego prospective rate increases in the future as methods of addressing the budget shortfalls they may be experiencing. Accordingly, we established a customer response team to create unique solutions for our government partners to help them manage their correctional costs while minimizing the financial impact to us.

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

Increase Occupancy and Revenue. Our industry benefits from significant economies of scale, resulting in lower operating costs per inmate as occupancy rates increase. We believe we have been successful in increasing the number of residents in our care and continue to pursue a number of initiatives intended to further increase our occupancy and revenue. Our competitive cost structure offers prospective customers a compelling option for incarceration. The unique budgetary challenges states are facing may cause states to further rely on us to help reduce their costs, and also cause those states that have not previously utilized the private sector to turn to the private sector to help reduce their overall costs of incarceration. We are actively pursuing these opportunities. We are also focused on renewing and enhancing the terms of our existing contracts. However, we recognize that the budgetary constraints our state customers are experiencing will present challenges in obtaining per diem increases and additional inmate populations in the short-term. Nonetheless, we believe the long-term growth opportunities of our business remain very attractive as insufficient bed development by our customers should result in future demand for additional bed capacity.

Capital Strategy

We believe the successes of our business and financing strategies have provided us with the financial flexibility to take advantage of various opportunities as they arise. During 2012, 2011, and 2010, we generated operating income of $304.8 million, $334.0 million, and $324.3 million, respectively.

During January 2012, we entered into an amendment and restatement of our senior secured revolving credit facility expanding the total capacity up to $785.0 million aggregate principal amount from $450.0 million. The maturity for the amended and restated revolving credit facility has been extended through December 2016 from December 2012, and interest is based on either a base rate plus a margin ranging from 0.25% to 1.00% or a LIBOR plus a margin of 1.25% to 2.00% based on our leverage ratio. The amended and restated revolving credit facility, along with cash on hand and cash generated from operations, was used to fund the redemption during the first half of 2012 of our $375 million 6.25% senior notes due 2013 and the redemption during the second half of 2012 of our $150 million 6.75% senior notes due 2014, and for the payment of fees, commissions and expenses in connection with the amendment and redemptions.

As of December 31, 2012, we had cash on hand of $62.9 million and $104.0 million available under our $785.0 million amended and restated revolving credit facility. None of our outstanding debt requires scheduled principal payments, and we have no debt maturities until December 2016. We believe we have ample access to additional capital, as evidenced by our recent refinancing transaction in January 2012, and may issue debt or equity securities from time to time when we determine that market conditions and the opportunity to utilize the proceeds from the issuance of such securities are favorable. Such opportunities could include, but are not limited to, refinancing existing indebtedness, funding REIT conversion costs and the cash portion of our E&P Distribution, extending our average debt maturities in a favorable interest rate environment or taking advantage of build-to-suit and acquisition opportunities that generate favorable investment returns.

Despite a challenging economic environment over the past several years, we have been able to deploy capital resources to take advantage of targeted growth opportunities, including the acquisition, expansion, and development of new correctional facilities. Nonetheless, given market conditions and an ample supply of available bed capacity within our portfolio, we had sufficient capital resources to fund several common stock repurchase programs at prices that would equal or exceed the rates of return we require when we invest in new beds.

During 2008 and 2009, we purchased 10.7 million shares of our common stock at an aggregate cost of $125.0 million, or an average price of $11.72 per share, pursuant to a stock repurchase program approved by the Board of Directors in November 2008. In August 2011, our Board of Directors approved an increase in the aggregate amount under an additional stock repurchase program from $350.0 million to $500.0 million after expanding the authorization in May 2011 by $100.0 million from the $250.0 million originally approved by the Board in February 2010. During 2010 and 2011, we completed the purchase of 17.7 million shares of our common stock at a cost of $383.2 million, or an average price of $21.63 per share. Combining both stock repurchase programs, we purchased a total of 28.4 million shares of our common stock at an aggregate cost of $508.2 million, or an average price of $17.91, representing 22.6% of the total shares of our common stock outstanding prior to the commencement of the initial program. Further, we have repurchased this $508.2 million of our common stock while simultaneously improving our leverage ratios.

We regularly evaluate alternative uses of our cash flow in order to provide value to our stockholders. Accordingly, in February 2012, the additional stock repurchase program was terminated in conjunction with the announcement that we would commence a quarterly cash dividend beginning in the second quarter of 2012. Subsequently, our Board of Directors declared quarterly dividends of $0.20 per share of our common stock for the second, third, and fourth quarters of 2012. Total dividends on our common stock were $60.2 million during 2012.

As further described herein, in February 2013, we received a favorable ruling from the IRS substantially in the form submitted, and announced that we had completed our analysis of a REIT conversion and had reorganized our corporate structure to facilitate our qualification as a REIT for federal income tax purposes effective for our taxable year beginning January 1, 2013. We believe such a conversion has the potential to lower our cost of capital, draw a larger base of potential stockholders, provide greater flexibility to pursue growth opportunities, and create a more efficient operating structure.

To qualify and be taxed as a REIT, we will generally be required to annually distribute to our stockholders an amount equal to at least 90% of our REIT taxable income (determined without regard to the dividends paid deduction and excluding net capital gains). We intend to increase our regular quarterly distribution in 2013 to help ensure that we qualify for taxation as a REIT. The amount, timing and frequency of future distributions, however, will be at the sole discretion of our Board of Directors and will be declared based upon various factors, many of which are beyond our control, including our financial condition and operating cash flows, the amount required to maintain REIT status and minimize any income and excise taxes that we otherwise would be required to pay, limitations on distributions in our existing and future debt instruments, our ability to utilize any net operating losses (“NOLs”) to offset, in whole or in part, our distribution requirements, limitations on our ability to fund distributions using cash generated through our TRSs and other factors that our Board of Directors may deem relevant.

We incurred $4.2 million in conversion costs during 2012 in connection with our conversion to a REIT. Further, we expect to incur significant expenditures in connection with our conversion to a REIT throughout 2013. Specifically, we expect to pay up to $25.0 million of one-time costs related to the REIT conversion and up to 20% of the E&P Distribution in cash. In addition, we must make the E&P Distribution, which we estimate to be $650.0 million to $700.0 million, on or before December 31, 2013 to be eligible to elect to be taxed as a REIT effective January 1, 2013. To meet REIT distribution requirements and maintain our qualification and taxation as a REIT, we intend to issue additional debt securities in the short-term. As part of our reorganization, our primary TRS entered into an indemnity agreement with us under which the TRS has become responsible for the debt service and principal repayment of $100.0 million of our 7.75% senior notes due 2017. We currently plan to refinance all of our $465.0 million 7.75% senior notes due 2017, including the $100.0 million indemnified by the TRS, to provide us with the flexibility needed to pay higher dividends, including the E&P Distribution, and to fund the payment of up to 20% of the E&P Distribution in cash, debt refinancing costs, and REIT conversion costs. We may also seek an amendment to our revolving credit facility to obtain greater flexibility under our REIT structure. While the specific timing, structure, and terms of these transactions have not yet been determined, we are confident in our ability to execute these transactions during 2013 given our modest leverage, strong balance sheet and strong historical support from the credit markets.

The Corrections and Detention Industry

We believe we are well-positioned to capitalize on government outsourcing of correctional management services because of our competitive strengths, business strategy, and financial flexibility. Notwithstanding the effects the current economy could have on our government partners’ demand for prison beds in the short term, we believe the long-term trends favor an increase in the outsourcing of correctional management services. The key reasons for this outsourcing trend include (unless otherwise noted, statistical references were obtained from the “Bureau of Justice Statistics Bulletin” issued by the U.S. Department of Justice in December 2012):

United States Prison Population Trends. At year-end 2011, federal and state correctional authorities had jurisdiction over 1.6 million prisoners. The annual growth rate of the federal and state prison population decreased 0.9% for the year ended December 31, 2011, while the average annual growth rate was 1.3% from 2000 to 2010. During 2011, the total number of prisoners under federal jurisdiction increased 3.1%, while state prison populations declined 1.5%. Federal agencies are collectively our largest customer and accounted for 43% of our total revenues (when aggregating all of our federal contracts) for the year ended December 31, 2012. The imprisonment rate—the number of sentenced prisoners per 100,000 residents—decreased slightly from 500 prisoners per 100,000 U.S. residents in 2010 to 492 prisoners per 100,000 U.S. residents in 2011.

Prison Overcrowding. The growth of the prison population in the United States over the past decade, combined with a lack of new prison capacity constructed by the public sector, has led to overcrowding in the state and federal prison systems. In 2011, at least 24 states and the federal prison system reported operating at or above their highest capacity measure. The federal prison system was operating at 38% above capacity at December 31, 2011.

Aging Public Prison Facilities. According to the Bureau of Justice Statistics “Census of State and Federal Correctional Facilities” published in 2008, there are approximately 290,000 state and federal prison beds in operation in public facilities that are more than 50 years old. Prison facilities that are older are typically more inefficient to staff and are more expensive to operate, including higher capital expenditures for maintenance. States such as Georgia, Colorado and others have been shuttering old inefficient facilities and replacing capacity with newer more efficient private facilities.

Acceptance of Privatization. The prisoner population, excluding detention and jail populations, housed in privately managed facilities in the United States as of December 31, 2011 was approximately 131,000. At December 31, 2011, 17.8% of federal inmates and 6.7% of state inmates were held in private facilities. Since December 31, 2000, the number of federal inmates held in private facilities has increased approximately 148%, while the number of state inmates held in private facilities has increased approximately 23%. Twenty states had at least 5% of their prison population held in private facilities at December 31, 2011. Six states housed at least 25% of their prison population in private facilities as of December 31, 2011 – New Mexico (41%), Montana (39%), Alaska (31%), Idaho (30%), Hawaii (29%), and Vermont (25%).

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

Privacy regulations promulgated under HIPAA regulate the use and disclosure of individually identifiable health information, whether communicated electronically, on paper, or orally. The regulations also provide patients with significant rights related to understanding and controlling how their health information is used or disclosed. Security regulations promulgated under HIPAA require that covered entities, including most health care providers, implement administrative, physical, and technical safeguards to protect the security of individually identifiable health information that is maintained or transmitted electronically. These privacy and security regulations require the implementation of compliance training and awareness programs for our health care service providers and selected other employees primarily associated with our employee medical plans. Further, covered entities and their business associates must provide notification to affected individuals without unreasonable delay but not to exceed 60 days of discovery of a breach of unsecured protected health information. Notification must also be made to the U.S. Department of Health and Human Services (“DHHS”) and, in certain situations involving large breaches, to the media. In a final rule released in January 2013, DHHS modified the breach notification requirement by creating a presumption that all non-permitted uses or disclosures of unsecured protected health information are breaches unless the covered entity or business associate establishes that there is a low probability the information has been compromised.

Violations of the HIPAA privacy and security regulations could result in significant civil and criminal penalties, and the American Recovery and Reinvestment Act of 2009 (“ARRA”) has strengthened the enforcement provisions of HIPAA. ARRA broadens the applicability of the criminal penalty provisions to employees of covered entities and requires DHHS to impose penalties for violations resulting from willful neglect. ARRA also increases the amount of the civil penalties, with penalties of up to $50,000 per violation for a maximum civil penalty of $1,500,000 in a calendar year for violations of the same requirement. Further, ARRA authorizes state attorneys general to bring civil actions for injunctions or damages in response to violations that threaten the privacy of state residents. In addition, under ARRA, DHHS is required to perform periodic HIPAA compliance audits of covered entities and their business associates. DHHS conducted compliance audits of 115 covered entities in 2012 and has announced its intent to conduct additional audits.

In addition, there are numerous legislative and regulatory initiatives at the federal and state levels addressing the privacy and security of patient health information and other identifying information. For example, federal and various state laws and regulations strictly regulate the disclosure of patient identifiable information related to substance abuse treatment. Further, various state laws and regulations require providers and other entities to notify affected individuals in the event of a data breach involving certain types of individually identifiable health or financial information, and these requirements may be more restrictive than the regulations issued under HIPAA and ARRA. These statutes vary and could impose additional penalties.

Healthcare reform could have an impact on our business

The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the “Health Reform Law”) were signed into law in the United States. Certain of the provisions that have increased our healthcare costs since 2010 include the removal of annual plan limits, the expansion of dependent child coverage up to age 26, and the mandate that health plans provide 100% coverage on expanded preventive care. Our healthcare costs may be more significantly affected in the future, depending upon regulatory guidance, elements of the law that are effective as of future dates, and our response to these changes. While much of the added cost from the Health Reform Law will occur on or after 2014 due to provisions being phased in over time, changes to our healthcare cost structure could have an impact on our business and operating costs.

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

Employees

As of December 31, 2012, we employed approximately 17,000 employees. Of such employees, approximately 380 were employed at our corporate offices and approximately 16,620 were employed at our facilities and in our inmate transportation business. We employ personnel in the following areas: clerical and administrative, facility administrators/wardens, security, medical, quality assurance, transportation and scheduling, maintenance, teachers, counselors, and other support services.

Each of the correctional and detention facilities we currently operate is managed as a separate operational unit by the facility administrator or warden. All of these facilities follow a standardized code of policies and procedures.

We have not experienced a strike or work stoppage at any of our facilities. Approximately 785 employees at four of our facilities are represented by labor unions. In the opinion of management, overall employee relations are good.

Competition

The correctional and detention facilities we own, operate, or manage, as well as those facilities we own but are managed by other operators, are subject to competition for inmates from other private prison managers. We compete primarily on the basis of bed availability, cost, the quality and range of services offered, our experience in the operation and management of correctional and detention facilities, and our reputation. We compete with government agencies that are responsible for correctional facilities and a number of privatized correctional service companies, including, but not limited to, The GEO Group, Inc. and Management and Training Corporation. We also compete in some markets with small local companies that may have a better knowledge of the local conditions and may be better able to gain political and public acceptance. Other potential competitors may in the future enter into businesses competitive with us without a substantial capital investment or prior experience. We may also compete in the future for new development projects with companies that have more financial resources than we have. Competition by other companies may adversely affect the number of inmates at our facilities, which could have a material adverse effect on the operating revenue of our facilities. In addition, revenue derived from our facilities will be affected by a number of factors, including the demand for inmate beds, general economic conditions, and the age of the general population.

ITEM 1A.	RISK FACTORS.

As the owner and operator of correctional and detention facilities, we are subject to certain risks and uncertainties associated with, among other things, the corrections and detention industry and pending or threatened litigation in which we are involved. In addition, we are also currently subject to risks associated with our indebtedness as well as our qualification as a REIT for federal income tax purposes effective for our taxable year beginning January 1, 2013. The risks and uncertainties set forth below could cause our actual results to differ materially from those indicated in the forward-looking statements contained herein and elsewhere. The risks described below are not the only risks we face. Additional risks and uncertainties not currently known to us or those we currently deem to be immaterial may also materially and adversely affect our business operations. Any of the following risks could materially adversely affect our business, financial condition, or results of operations.

Risks Related to Our Business and Industry

Our results of operations are dependent on revenues generated by our jails, prisons, and detention facilities, which are subject to the following risks associated with the corrections and detention industry.

We are subject to fluctuations in occupancy levels, and a decrease in occupancy levels could cause a decrease in revenues and profitability. While a substantial portion of our cost structure is fixed, a substantial portion of our revenue is generated under facility ownership and management contracts that specify per diem payments based upon daily occupancy. We are dependent upon the governmental agencies with which we have contracts to provide inmates for our managed facilities. We cannot control occupancy levels at our managed facilities. Under a per diem rate structure, a decrease in our occupancy rates could cause a decrease in revenue and profitability. Average compensated occupancy for our facilities in operation for 2012, 2011, and 2010 was 88.2%, 89.9%, and 90.3%, respectively. Occupancy rates may, however, decrease below these levels in the future. When combined with relatively fixed costs for operating each facility, a decrease in occupancy levels could have a material adverse effect on our profitability.

We are dependent on government appropriations and our results of operations may be negatively affected by governmental budgetary challenges. Our cash flow is subject to the receipt of sufficient funding of and timely payment by contracting governmental entities. If the appropriate governmental agency does not receive sufficient appropriations to cover its contractual obligations, it may terminate our contract or delay or reduce payment to us. Any delays in payment, or the termination of a contract, could have an adverse effect on our cash flow and financial condition. In addition, federal, state and local governments are constantly under pressure to control additional spending or reduce current levels of spending. These pressures have been compounded by the current economic downturn. Accordingly, we have been requested and may be requested in the future to reduce our existing per diem contract rates or forego prospective increases to those rates. Further, our customers could reduce inmate population levels in facilities we own or manage to contain their correctional costs. In addition, it may become more difficult to renew our existing contracts on favorable terms or otherwise.

Competition for inmates may adversely affect the profitability of our business. We compete with government entities and other private operators on the basis of bed availability, cost, quality, and range of services offered, experience in managing facilities and reputation of management and personnel. While there are barriers to entering the market for the ownership and management of correctional and detention facilities, these barriers may not be sufficient to limit additional competition. In addition, our government customers may assume the management of a facility that they own and we currently manage for them upon the termination of the corresponding management contract or, if such customers have capacity at their facilities, may take inmates currently housed in our facilities and transfer them to government-run facilities. Since we are paid on a per diem basis with no minimum guaranteed occupancy under most of our contracts, the loss of such inmates and resulting decrease in occupancy would cause a decrease in our revenues and profitability.

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

We are subject to terminations, non-renewals, or competitive re-bids of our government contracts. We typically enter into facility contracts with governmental entities for terms of up to five years, with additional renewal periods at the option of the contracting governmental agency. Notwithstanding any contractual renewal option of a contracting governmental agency, 38 of our facility contracts with the customers listed under “Business – Facility Portfolio – Facilities and Facility Management Contracts” are currently scheduled to expire on or before December 31, 2013 but have renewal options (33), or are currently scheduled to expire on or before December 31, 2013 and have no renewal options (5). Although we generally expect these customers to exercise renewal options or negotiate new contracts with us, one or more of these contracts may not be renewed by the corresponding governmental agency. In addition, these and any other contracting agencies may determine not to exercise renewal options with respect to any of our contracts in the future. Our government partners can also re-bid contracts in a competitive procurement process upon termination or non-renewal of our contract. Competitive re-bids may result from the expiration of the term of a contract, including the initial term and any renewal periods, or the early termination of a contract. Competitive re-bids are often required by applicable federal or state procurement laws periodically in order to further competitive pricing and other terms for the government agency.

The Florida Department of Management Services has issued a competitive procurement for three facilities owned by the state of Florida that we currently manage under contracts that expire in the third quarter of 2013. We can provide no assurance that we will be successful in maintaining the contracts to manage these facilities. We do not believe the loss of any of these contracts would have a material impact on our results of operations.

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

Governmental agencies typically may terminate a facility contract at any time without cause or use the possibility of termination to negotiate a lower per diem rate. In the event any of our contracts are terminated or are not renewed on favorable terms or otherwise, we may not be able to obtain additional replacement contracts. The non-renewal, termination, or competitive re-bid of any of our contracts with governmental agencies could materially adversely affect our financial condition, results of operations and liquidity, including our ability to secure new facility contracts from others.

Our ability to secure new contracts to develop and manage correctional and detention facilities depends on many factors outside our control. Our growth is generally dependent upon our ability to obtain new contracts to develop and manage new correctional and detention facilities. This possible growth depends on a number of factors we cannot control, including crime rates and sentencing patterns in various jurisdictions, governmental budgetary constraints, and governmental and public acceptance of privatization. The demand for our facilities and services could be adversely affected by the relaxation of enforcement efforts, leniency in conviction or parole standards and sentencing practices or through the decriminalization of certain activities that are currently proscribed by criminal laws. For instance, any changes with respect to drugs and controlled substances or illegal immigration could affect the number of persons arrested, convicted, and sentenced, thereby potentially reducing demand for correctional facilities to house them. Immigration reform laws are currently a focus for legislators and politicians at the federal, state, and local level. Legislation has also been proposed in numerous jurisdictions that could lower minimum sentences for some non-violent crimes and make more inmates eligible for early release based on good behavior. Also, sentencing alternatives under consideration could put some offenders on probation with electronic monitoring who would otherwise be incarcerated. Similarly, reductions in crime rates or resources dedicated to prevent and enforce crime could lead to reductions in arrests, convictions and sentences requiring incarceration at correctional facilities. Our policy prohibits us from engaging in lobbying or advocacy efforts that would influence enforcement efforts, parole standards, criminal laws, and sentencing policies.

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

We may incur significant start-up and operating costs on new contracts before receiving related revenues, which may impact our cash flows and not be recouped. When we are awarded a contract to provide or manage a facility, we may incur significant start-up and operating expenses, including the cost of constructing the facility, purchasing equipment and staffing the facility, before we receive any payments under the contract. These expenditures could result in a significant reduction in our cash reserves and may make it more difficult for us to meet other cash obligations. In addition, a contract may be terminated prior to its scheduled expiration and as a result we may not recover these expenditures or realize any return on our investment.

Failure to comply with unique and increased governmental regulation could result in material penalties or non-renewal or termination of our contracts to provide or manage correctional and detention facilities. The industry in which we operate is subject to extensive federal, state, and local regulations, including educational, health care, and safety regulations, which are administered by many regulatory authorities. Some of the regulations are unique to the corrections industry, some are unique to government contractors and the combination of regulations we face is unique. Facility contracts typically include reporting requirements, supervision, and on-site monitoring by representatives of the contracting governmental agencies. Corrections officers are customarily required to meet certain training standards and, in some instances, facility personnel are required to be licensed and subject to background investigation. Certain jurisdictions also require us to award subcontracts on a competitive basis or to subcontract with certain types of businesses, such as small businesses and businesses owned by members of minority groups. Our facilities are also subject to operational and financial audits by the governmental agencies with which we have contracts.

New federal regulations also require federal government contractors like us to self-report evidence of certain forms of misconduct. We may not always successfully comply with these regulations, and failure to comply can result in material penalties, including financial penalties, non-renewal or termination of facility contracts, and suspension or debarment from contracting with certain government entities.

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

The Federal Communications Commission, or the FCC, has published for comment a notice of proposed rulemaking that seeks comments on the interstate inmate calling industry, including whether and how calling rates could be capped, how providers can be justly compensated and whether commissions to correction and detention facilities (public and private) should be limited. The FCC has traditionally deferred from rulemaking in this area; however, there is the risk that the FCC could act to limit or prohibit commissions to public and private prison managers like us.

Our failure to comply with, or changes to existing regulations or adoption of new regulations in, the areas discussed above could result in increases to our costs or reductions in revenue that could, independently or in the aggregate, have a material adverse effect on our results of operations.

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

We depend on a limited number of governmental customers for a significant portion of our revenues. We currently derive, and expect to continue to derive, a significant portion of our revenues from a limited number of governmental agencies. The loss of, or a significant decrease in, business from the BOP, ICE, USMS, or various state agencies could seriously harm our financial condition and results of operations. The three primary federal governmental agencies with correctional and detention responsibilities, the BOP, ICE, and USMS, accounted for 43% of our total revenues for the fiscal year ended December 31, 2012 ($752.1 million). The USMS accounted for 19% of our total revenues for the fiscal year ended December 31, 2012 ($336.2 million), BOP accounted for 12% of our total revenues for the fiscal year ended December 31, 2012 ($210.0 million), and ICE accounted for 12% of our total revenues for the fiscal year ended December 31, 2012 ($206.0 million). Although the revenue generated from each of these agencies is derived from numerous management contracts, the loss of one or more of such contracts could have a material adverse impact in our financial condition and results of operations. We expect to continue to depend upon these federal agencies and a relatively small group of other governmental customers for a significant percentage of our revenues.

The CDCR accounted for 12% of our total revenues for the fiscal year ended December 31, 2012 ($214.8 million). In November 2010, the CDCR extended the agreement with us to house up to 9,588 inmates at four of the five facilities we operate for them. The extension, which is subject to appropriations by the California legislature, began July 1, 2011 and expires June 30, 2013.

In May 2011, the U.S. Supreme Court upheld a lower court ruling requiring California to reduce its inmate population to 137.5% of its then current capacity, or to 110,000 inmates, by May 24, 2013. As of December 31, 2012, the adult inmate population held in state of California institutions totaled approximately 119,000 inmates, which did not include the California inmates held in our out of state facilities.

In an effort to meet the Federal court ruling, the fiscal year 2012 budget of the state of California called for a significant reallocation of responsibilities from state government to local jurisdictions, including housing certain lower level inmates currently the responsibility of the State. This realignment plan commenced on October 1, 2011 and has resulted in a reduction in state inmate populations of approximately 25,000 as of December 31, 2012.

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

In December 2012, the state of California missed the three judge panel’s population capacity cap for the first time since the U.S. Supreme Court upheld the order. In January 2013, the state of California filed a briefing with the three judge panel acknowledging that meeting the final court capacity target of 137.5% could not be accomplished in the timeframe set in the court order. In addition, the state of California requested the three judge panel vacate the capacity cap order as the state believes they are providing constitutional levels of health care to its inmate population. Plaintiffs in the court case have also filed a briefing with the three judge panel in January 2013 opposing the state’s position. The three judge panel has not yet responded to the state’s request regarding vacating the capacity cap order but have moved the date for state compliance with the 137.5% threshold from June 2013 to December 2013.

It is unclear at this time how realignment, the state’s five-year plan, or a three judge panel ruling may impact the long-term utilization by the CDCR of our out of state beds. The return of the California inmates to the state of California would have a significant adverse impact on our financial position, results of operations, and cash flows.

We are dependent upon our senior management and our ability to attract and retain sufficient qualified personnel.

The success of our business depends in large part on the ability and experience of our senior management. The unexpected loss of any of these persons could materially adversely affect our business and operations.

In addition, the services we provide are labor-intensive. When we are awarded a facility management contract or open a new facility, we must hire operating management, correctional officers, and other personnel. The success of our business requires that we attract, develop, and retain these personnel. Our inability to hire sufficient qualified personnel on a timely basis or the loss of significant numbers of personnel at existing facilities could adversely affect our business and operations. Under many of our contracts, we are subject to financial penalties for insufficient staffing.

Adverse developments in our relationship with our employees could adversely affect our business, financial condition or results of operations.

As of December 31, 2012, we employed approximately 17,000 employees. Approximately 785 of our employees at four of our facilities, or less than 5% of our workforce, are represented by labor unions. We have not experienced a strike or work stoppage at any of our facilities and in the opinion of management overall employee relations are good. New and anticipated executive orders, administrative rules and changes in National Labor Relations could increase organizational activity at locations where employees are currently not represented by a labor organization. Increases in organizational activity or any future work stoppages could have a material adverse effect on our business, financial condition, or results of operations.

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

Many of our facility contracts provide for fixed fees or fees that increase by only small amounts during their terms. If, due to inflation or other causes, our operating expenses, such as wages and salaries of our employees, insurance, medical, and food costs, increase at rates faster than increases, if any, in our fees, then our profitability would be adversely affected. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Inflation.”

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

Our ownership of correctional and detention facilities subjects us to risks typically associated with investments in real estate. Investments in real estate and, in particular, correctional and detention facilities have limited or no alternative use and thus, are relatively illiquid. Therefore, our ability to divest ourselves of one or more of our facilities promptly in response to changed conditions is limited. Investments in correctional and detention facilities, in particular, subject us to risks involving potential exposure to environmental liability and uninsured loss. Our operating costs may be affected by the obligation to pay for the cost of complying with existing environmental laws, ordinances and regulations, as well as the cost of complying with future legislation. In addition, although we maintain insurance for many types of losses, there are certain types of losses, such as losses from earthquakes and acts of terrorism, which may be either uninsurable or for which it may not be economically feasible to obtain insurance coverage, in light of the substantial costs associated with such insurance. As a result, we could lose both our capital invested in, and anticipated profits from, one or more of the facilities we own. Further, it is possible to experience losses that may exceed the limits of insurance coverage.

In addition, our focus on facility development and expansion poses additional risks, including cost overruns caused by various factors, many of which are beyond our control, such as weather, labor conditions, and material shortages, resulting in increased construction costs. Further, if we are unable to utilize this new bed capacity, our financial results could deteriorate.

Certain of our facilities are subject to options to purchase and reversions. Eleven of our facilities are or will be subject to an option to purchase by certain governmental agencies. Such options are exercisable by the corresponding contracting governmental entity generally at any time during the term of the respective facility contract. Certain of these purchase options are based on the depreciated book value of the facility, which essentially results in the transfer of ownership of the facility to the governmental agency at the end of the life used for accounting purposes. See “Business – Facility Portfolio – Facilities and Facility

Management Contracts.” If any of these options are exercised, there exists the risk that we will be unable to invest the proceeds from the sale of the facility in one or more properties that yield as much cash flow as the property acquired by the government entity. In addition, in the event any of these options is exercised, there exists the risk that the contracting governmental agency will terminate the management contract associated with such facility. For the year ended December 31, 2012, the ten facilities currently subject to these options generated $308.4 million in revenue (17.5% of total revenue) and incurred $219.9 million in operating expenses. Certain of the options to purchase are exercisable at prices below fair market value. See “Business – Facility Portfolio – Facilities and Facility Management Contracts.”

In addition, the ownership of two of our facilities (one of which is also subject to an option to purchase) will, upon the expiration of certain ground leases with remaining terms generally ranging from 3 to 5 years, revert to the respective governmental agency contracting with us. See “Business – Facility Portfolio – Facilities and Facility Management Contracts.” At the time of such reversion, there exists the risk that the contracting governmental agency will terminate the contract associated with such facility. For the year ended December 31, 2012, the facilities subject to reversion generated $66.3 million in revenue (3.8% of total revenue) and incurred $50.4 million in operating expenses.

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

We may be adversely affected by the rising cost and increased difficulty of obtaining adequate levels of surety credit on favorable terms.

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

Risks Related to Our Indebtedness

Our indebtedness could adversely affect our financial health and prevent us from fulfilling our obligations under our debt securities.

As of December 31, 2012, we had total indebtedness of $1,111.5 million. Our indebtedness could have important consequences. For example, it could:

•	make it more difficult for us to satisfy our obligations with respect to our indebtedness;

•	increase our vulnerability to general adverse economic and industry conditions;

•

require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures, dividends, and other general corporate purposes;

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

The indenture related to our aggregate original principal amount of $465.0 million 7.75% senior notes due 2017, referred to herein as our senior notes, and our amended and restated revolving credit facility contain financial and other restrictive covenants that limit our ability to engage in activities that may be in our long-term best interests. Our ability to borrow under our amended and restated revolving credit facility is subject to compliance with certain financial covenants, including leverage and interest coverage ratios. Our amended and restated revolving credit facility includes other restrictions that, among other things, limit our ability to incur indebtedness; grant liens; engage in mergers, consolidations and liquidations; make asset dispositions, restricted payments and investments; enter into transactions with affiliates; and amend, modify or prepay certain indebtedness. The indentures related to our senior notes contain limitations on our ability to effect mergers and change of control events, as well as other limitations, including:

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

The terms of the indentures for our senior notes and our amended and restated revolving credit facility restrict our ability to incur indebtedness; however, we may nevertheless incur additional indebtedness in the future and in the future, we may refinance all or a portion of our indebtedness, including our amended and restated revolving credit facility, and may incur additional indebtedness as a result. As of December 31, 2012, we had $104.0 million of additional borrowing capacity available under our $785.0 million amended and restated revolving credit facility. In addition, we may issue an indeterminate amount of debt securities from time to time when we determine that market conditions and the opportunity to utilize the proceeds from the issuance of such securities are favorable. If new debt is added to our and our subsidiaries’ current debt levels, the related risks that we and they now face could intensify.

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

Rising interest rates would increase the cost of our variable rate debt.

We have incurred and expect in the future to incur indebtedness that bears interest at variable rates. Accordingly, increases in interest rates would increase our interest costs, which could have a material adverse effect on us and our ability to make distributions to our stockholders and pay amounts due on our debt or cause us to be in default under certain debt instruments. In addition, an increase in market interest rates may lead holders of our common stock to demand a higher yield on their shares from distributions by us, which could adversely affect the market price for our common stock.

Risks Related to our REIT Conversion

If we fail to qualify as a REIT or fail to remain qualified as a REIT, we would be subject to tax at corporate income tax rates and would not be able to deduct distributions to stockholders when computing our taxable income.

We expect to be taxed as a REIT under the Internal Revenue Code (the “Code”), commencing with our taxable year beginning January 1, 2013. We believe we are operating so as to qualify as a REIT under the Code and believe that our organization and method of operation complies with the rules and regulations promulgated under the Code and will enable us to continue to qualify as a REIT. However, we cannot assure you that we will qualify as a REIT, or that we will remain qualified as a REIT. Qualification as a REIT requires us to satisfy numerous requirements (some on an annual and others on a quarterly basis) established under highly technical and complex sections of the Code which may change from time to time and for which there are only limited judicial and administrative interpretations, and involves the determination of various factual matters and circumstances not entirely within our control. For example, in order to qualify as a REIT, the REIT must derive at least 95% of its gross income in any year from qualifying sources. In addition, a REIT is required to distribute annually to its stockholders at least 90% of the REIT taxable income (determined without regard to the dividends paid deduction and by excluding capital gains) and must satisfy specified asset tests on a quarterly basis.

If we fail to qualify as a REIT in any taxable year, we would be subject to federal income tax (including any applicable alternative minimum tax) on our taxable income computed in the usual manner for corporate taxpayers without deduction for distributions to our stockholders and we may need to borrow additional funds or issue securities to pay such additional tax liability. Any such corporate income tax liability could be substantial and would reduce the amount of cash available for other purposes because, unless we are entitled to relief under certain statutory provisions, we would be taxable as a C corporation, beginning in the year in which the failure occurs, and we would not be allowed to re-elect to be taxed as a REIT for the following four years.

We could be dependent on external sources of capital to comply with and to satisfy the REIT distribution requirements, which could adversely affect our overall financial performance.

We incurred $4.2 million in conversion costs during 2012 in connection with our conversion to a REIT. Further, we expect to incur significant expenditures in connection with our conversion to a REIT throughout 2013. We expect to pay up to $25.0 million of one-time costs related to the REIT conversion and up to $140.0 million of the E&P Distribution in cash. In addition, we must make the E&P Distribution on or before December 31, 2013 to be eligible to elect to be taxed as a REIT effective January 1, 2013. To meet REIT distribution requirements and maintain our qualification and taxation as a REIT, we intend to refinance all of our $465.0 million 7.75% senior notes due 2017 to lower the interest rate on our debt and to provide us with the flexibility needed to pay higher dividends, including the E&P Distribution, and to fund debt refinancing costs, and REIT conversion costs. We may also seek an amendment to our revolving credit facility to obtain greater flexibility under our REIT structure. While the specific timing, structure, and terms of these transactions have not yet been determined, we are confident in our ability to execute these transactions during 2013 given our modest leverage, strong balance sheet and strong historical support from the credit markets. If we are unable to refinance the 7.75% senior notes to provide us with more flexibility to pay dividends, we believe we have the ability to satisfy our distribution requirements, including the portion of the E&P Distribution we expect to pay in cash, with the proceeds received from an offering of our common stock or through the issuance of other securities instead. If we are unable to satisfy the E&P Distribution or if we are unable to refinance our 7.75% senior notes to provide us with more flexibility to pay dividends, we may fail to qualify as a REIT for 2013.

In order to qualify as a REIT, we will also be required each year to distribute to our stockholders at least 90% of our REIT taxable income (determined without regard to the dividends paid deduction and by excluding any net capital gain) and we will be subject to tax to the extent our net taxable income (including net capital gain) is not fully distributed. Accordingly, we may not be able to fund all future capital needs, including acquisition and development activities, from cash retained from operations and may require additional capital from third-party sources to make new investments. We may acquire additional capital through our issuance of securities senior to our common stock, including additional borrowings or other indebtedness or the issuance of additional securities. Issuance of such senior securities creates additional risks because leverage is a speculative technique that may adversely affect common stockholders. If the return on securities acquired with borrowed funds or other leverage proceeds does not exceed the cost of the leverage, the use of leverage could cause us to lose money. Additionally, the issuance of senior securities involves offering expenses and other costs, including interest payments, which are borne indirectly by our common stockholders. Fluctuations in interest rates could increase interest payments on our senior securities, and could reduce cash available for distribution on common stock. Increased operating costs, including the financing cost associated with any leverage, may reduce our total return to common stockholders. Rating agency guidelines applicable to any senior securities may impose asset coverage requirements, dividend limitations, voting right requirements (in the case of the senior equity securities), and other restrictions. Further, the terms of any senior securities or other borrowings may impose additional requirements, restrictions and limitations that are more stringent than those required by a rating agency that rates outstanding senior securities that may have an adverse effect on us and may affect our ability to pay distributions to our stockholders. On the other hand, we may not be able to raise such additional capital in the future on favorable terms or at all. Unfavorable economic conditions could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. We may issue debt securities, other instruments of indebtedness or preferred stock, and we may borrow money from banks or other financial institutions.

Further, in order to maintain our REIT status, we may need to borrow funds to meet the REIT distribution requirements even if the then-prevailing market conditions are not favorable for these borrowings. These borrowing needs could result from differences in timing between the actual receipt of cash and inclusion of income for federal income tax purposes, or the effect of non-deductible capital expenditures, the creation of reserves or required debt or amortization payments. Our ability to access debt and equity capital on favorable terms or at all is dependent upon a number of factors, including general market conditions, the market’s perception of our growth potential, our current and potential future earnings and cash distributions and the market price of our securities. Issuance of debt or equity securities will expose us to typical risks associated with leverage, including increased risk of loss.

To the extent our ability to issue debt or other senior securities such as preferred stock is constrained, we may depend on issuance of additional shares of common stock to finance new investments. If we raise additional funds by issuing more shares of our common stock or senior securities convertible into, or exchangeable for, shares of our common stock, the percentage ownership of our stockholders at that time would decrease, and you may experience dilution.

There are uncertainties relating to our estimate of the E&P Distribution.

To qualify for taxation as a REIT effective for the year ended December 31, 2013, we are required to distribute to our stockholders on or before December 31, 2013, our undistributed accumulated earnings and profits attributable to taxable periods ending prior to January 1, 2013, which we currently estimate to be $650.0 million to $700.0 million. We believe that the total value of the E&P Distribution will be sufficient to fully distribute our accumulated earnings and profits and that a portion of the E&P Distribution will exceed our accumulated earnings and profits. However, the amount of our undistributed accumulated earnings and profits is a complex factual and legal determination. We may have less than complete information at the time we estimate our earnings and profits or may interpret the applicable law differently from the IRS. Substantial uncertainties exist relating to the computation of our undistributed accumulated earnings and profits, including the possibility that the IRS could, in auditing tax years through 2012, successfully assert that our taxable income should be increased, which could increase our pre-REIT accumulated earnings and profits. Thus, we could fail to satisfy the requirement that we distribute all of our pre-REIT accumulated earnings and profits by the close of our first taxable year as a REIT. Moreover, although there are procedures available to cure a failure to distribute all of our pre-REIT accumulated earnings and profits, we cannot now determine whether we would be able to take advantage of them or the economic impact to us of doing so.

Performing services through our TRSs may increase our overall tax liability relative to other REITs or subject us to certain excise taxes.

A TRS may hold assets and earn income, including income earned from the performance of correctional services, that would not be qualifying assets or income if held or earned directly by a REIT. We conduct a significant portion of our business activities through our TRSs. Our TRSs are subject to federal, foreign, state and local income tax on their taxable income, and their after-tax net income is available for distribution to us but is not required to be distributed to us. The TRS rules also impose a 100% excise tax on certain transactions between a TRS and its parent REIT that are not conducted on an arm’s-length basis. In addition, the TRS rules limit the deductibility of interest paid or accrued by a TRS to its parent REIT to ensure that the TRS is subject to an appropriate level of corporate income taxation. We believe our arrangements with our TRSs are on arm’s-length terms and intend to continue to operate in a manner that allows us to avoid incurring the 100% excise tax described above. There can be no assurance, however, that we will be able to avoid application of the 100% excise tax or the limitations on interest deductions discussed above.

The value of the securities we own in our TRS is limited under the REIT asset tests.

Under the Code, no more than 25% of the value of the gross assets of a REIT may be represented by securities of one or more TRSs. This limitation may affect our ability to increase the size of our TRSs’, or other non-REIT qualifying, operations and assets, and there can be no assurance that we will be able to comply with the 25% limitation. If we are unable to comply with the 25% limitation, we would fail to qualify as a REIT. Furthermore, our significant use of TRSs may cause the market to value shares of our common stock differently than the stock of other REITs, which may not use TRSs as extensively. Although we will monitor the value of our investments in TRSs, there can be no assurance that we will be able to comply with the 25% limitation discussed above.

We may be limited in our ability to fund distributions using cash generated through our TRSs.

At least 75% of gross income for each taxable year as a REIT must be derived from passive real estate sources and no more than 25% of gross income may consist of dividends from our TRSs and other non-real estate income. This limitation on our ability to receive dividends from our TRSs may affect our ability to fund cash distributions to our stockholders using cash from our TRSs. Moreover, our TRSs are not required to distribute their net income to us, and any income of our TRSs that is not distributed to us will not be subject to the REIT income distribution requirement.

REIT ownership limitations may restrict or prevent you from engaging in certain transfers of our common stock.

In order to satisfy the requirements for REIT qualification, no more than 50% in value of all classes or series of our outstanding shares of stock may be owned, actually or constructively, by five or fewer individuals (as defined in the Code to include certain entities) at any time during the last half of each taxable year beginning with our 2014 taxable year. To assist us in satisfying this share ownership requirement, we intend to request our stockholders’ approval for an amendment to our charter imposing ownership limits on each class and series of our shares of stock. Under applicable constructive ownership rules, any shares of stock owned by certain affiliated owners generally would be added together for purposes of the common stock ownership limits, and any shares of a given class or series of preferred stock owned by certain affiliated owners generally would be added together for purposes of the ownership limit on such class or series.

If anyone transfers shares of our common stock in a manner that would violate the ownership limits, or prevent us from qualifying as a REIT under the federal income tax laws, under the proposed charter, those shares of common stock instead would be transferred to a trust for the benefit of a charitable beneficiary and will be either redeemed by us or sold to a person whose ownership of the shares will not violate the ownership limit. If this transfer to a trust fails to prevent such a violation or fails to permit our continued qualification as a REIT, then the initial intended transfer would be null and void from the outset. The intended transferee of those shares will be deemed never to have owned the shares. If our stockholders approve an amendment to our charter as discussed above, anyone who acquires shares in violation of the ownership limit or the other restrictions on transfer bears the risk of suffering a financial loss when the shares of common stock are redeemed or sold if the market price of our shares of common stock falls between the date of purchase and the date of redemption or sale. If our stockholders do not approve this amendment to our charter, we may not be able to satisfy the REIT stock ownership limitations on a continuing basis, which could cause us to fail to qualify as a REIT.

Complying with REIT requirements may cause us to forego otherwise attractive opportunities or liquidate otherwise attractive investments.

To qualify as a REIT for federal income tax purposes, we must continually satisfy tests concerning, among other things, the sources of our income, the nature and diversification of our assets, the amounts we distribute to our stockholders and the ownership of our common stock. In particular, at the end of each calendar quarter, at least 75% of the value of our gross assets must consist of cash, cash items, government securities and qualified real estate assets. The remainder of our investment in securities (other than government securities, securities that constitute qualified real estate assets and securities of our TRSs) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our gross assets (other than government securities, securities that constitute qualified real estate assets and securities of our TRSs) can consist of the securities of any one issuer, and no more than 25% of the value of our total gross assets can be represented by the securities of one or more TRSs. If we fail to comply with these requirements at the end of any calendar quarter, we must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification and suffering adverse tax consequences. In order to meet these tests, we may be required to forego investments we might otherwise make or to liquidate otherwise attractive investments. Thus, compliance with the REIT requirements may hinder our performance and reduce amounts available for distribution to our stockholders.

The tax imposed on REITs engaging in “prohibited transactions” may limit our ability to engage in transactions which would be treated as sales for federal income tax purposes.

A REIT’s net income from prohibited transactions is subject to a 100% penalty tax. In general, prohibited transactions are sales or other dispositions of property, other than foreclosure property, held primarily for sale to customers in the ordinary course of business. Although we do not intend to hold any properties that would be characterized as held for sale to customers in the ordinary course of our business, unless a sale or disposition qualifies under certain statutory safe harbors, such characterization is a factual determination and no guarantee can be given that the IRS would agree with our characterization of our properties or that we will always be able to make use of the available safe harbors.

We have not established a minimum distribution payment level, and we may be unable to generate sufficient cash flows from our operations to make distributions to our stockholders at any time in the future.

We are generally required to distribute to our stockholders at least 90% of our net taxable income (excluding net capital gains) each year to qualify as a REIT under the Code, which requirement we currently intend to satisfy. To the extent we satisfy the 90% distribution requirement but distribute less than 100% of our net taxable income (including net capital gains), we will be subject to federal corporate income tax on our undistributed net taxable income. We have not established a minimum distribution payment level, and our ability to make distributions to our stockholders may be adversely affected by the issues described in the risk factors set forth in this annual report. Subject to satisfying the requirements for REIT qualification, we intend over time to make regular quarterly distributions to our stockholders. Our Board of Directors has the sole discretion to determine the timing, form and amount of any distributions to our stockholders. Our Board of Directors makes determinations regarding distributions based upon, among other factors, our historical and projected results of operations, financial condition, cash flows and liquidity, satisfaction of the requirements for REIT qualification and other tax considerations, capital expenditure and other expense obligations, debt covenants, contractual prohibitions or other limitations and applicable law and such other matters as our Board of Directors may deem relevant from time to time. Among the factors that could impair our ability to make distributions to our stockholders are:

•	our inability to realize attractive returns on our investments;

•	unanticipated expenses that reduce our cash flow or non-cash earnings;

•	decreases in the value of the underlying assets; and

•	the fact that anticipated operating expense levels may not prove accurate, as actual results may vary from estimates.

As a result, it is possible that we will not be able to continue to make distributions to our stockholders or that the level of any distributions we do make to our stockholders will achieve a market yield or increase or even be maintained over time, any of which could materially and adversely affect the market price of our shares of common stock. Distributions could be dilutive to our financial results and may constitute a return of capital to our investors, which would have the effect of reducing each shareholder’s basis in its shares of common stock. We also could use borrowed funds or proceeds from the sale of assets to fund distributions.

In addition, distributions that we make to our stockholders are generally taxable to our stockholders as ordinary income. However, our dividends are eligible for the lower rate applicable to “qualified dividends” (as described above) to the extent they are attributable to income that was previously subject to corporate income tax, such as the dividends we receive from our TRSs and our E&P Distribution. Also, a portion of our distributions may be designated by us as long-term capital gains to the extent that they are attributable to capital gain income recognized by us. Our distributions may constitute a return of capital to the extent that they exceed our earnings and profits as determined for income tax purposes. A return of capital is not taxable, but has the effect of reducing the basis of a shareholder’s investment in our shares of common stock.

Dividends paid in shares of our stock may cause you to be required to pay tax in excess of the cash you receive.

We expect to pay at least 80% of the E&P Distribution in our common stock and may in the future distribute other taxable dividends that are payable in our stock. Taxable stockholders receiving such dividends will be required to include the full amount of the dividend as income to the extent of our current and accumulated earnings and profits for federal income tax purposes. As a result, a U.S. stockholder may be required to pay tax with respect to such dividends in excess of the cash received. If a U.S. stockholder sells the stock it receives as a dividend in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of our stock at the time of the sale. Furthermore, with respect to non-U.S. stockholders, we may be required to withhold U.S. tax with respect to such dividends, including in respect of all or a portion of such dividend that is payable in stock. In addition, if a significant number of our stockholders determine to sell shares of our common stock in order to pay taxes owed on dividends, such sales may have an adverse effect on the per share trading price of our common stock.

Legislative or other actions affecting REITs could have a negative effect on us, including our ability to qualify as a REIT or the federal income tax consequences of such qualification.

The rules dealing with federal income taxation are constantly under review by persons involved in the legislative process and by the IRS and the U.S. Department of the Treasury. Changes to the tax laws, with or without retroactive application, could adversely affect our investors or us. We cannot predict how changes in the tax laws might affect our investors or us. New legislation, Treasury Regulations, administrative interpretations or court decisions could significantly and negatively affect our ability to qualify as a REIT or the federal income tax consequences of such qualification.

We could have potential deferred and contingent tax liabilities from our REIT conversion that could limit, delay or impede future sales of our properties.

Even if we qualify for taxation as a REIT, we will be subject to a federal corporate level tax at the highest regular corporate rate (currently 35%) on all or a portion of the gain recognized from the disposition of any property occurring within a specified period (generally, ten years) after the REIT conversion is completed. Meaning, if during the ten-year period beginning on January 1, 2013, we recognize gain on the disposition of any property we owned on January 1, 2013, then, to the extent of the excess of (i) the fair market value of such property as of January 1, 2013, over (ii) our adjusted income tax basis in such property as of January 1, 2013, we will be required to pay a corporate-level federal income tax on this gain at the highest regular corporate rate. These requirements could limit, delay or impede future sales of our properties. We currently do not expect to sell any asset if the sale would result in the imposition of a material tax liability. We cannot, however, assure you that we will not change our plans in this regard.

Legislative or regulatory action affecting REITs could adversely affect us or our stockholders.

In recent years, numerous legislative, judicial and administrative changes have been made to the federal income tax laws applicable to investments in REITs and similar entities. At any time, the federal income tax laws governing REITs or the administrative interpretations of those laws may be amended. Changes to the tax laws, regulations and administrative interpretations, which may have retroactive application, could adversely affect us and may impact our taxation or that of our stockholders. Accordingly, we cannot assure you that any such change will not significantly affect our ability to qualify for taxation as a REIT or the federal income tax consequences to us of such qualification.

The ability of our Board of Directors to revoke our REIT qualification, without stockholder approval, may cause adverse consequences to our stockholders.

Our Board of Directors may revoke or otherwise terminate the REIT election, without the approval of our stockholders, if it determines that it is no longer in our best interest to continue to qualify as a REIT. If we cease to be a REIT, we will not be allowed a tax deduction with respect to distributions to our stockholders in computing our taxable income, and we will be subject to federal income tax at regular corporate rates and state and local taxes, which may have adverse consequences on our total return to our stockholders.

Other Risks Related to Our Securities

The market price of our equity securities may vary substantially, which may limit your ability to liquidate your investment.

The trading prices of equity securities issued by REITs have historically been affected by changes in market interest rates. One of the factors that may influence the price of our common stock in public trading markets is the annual yield from distributions on our common stock as compared to yields on other financial instruments. An increase in market interest rates, or a decrease in our distributions to stockholders, may lead prospective purchasers of our shares to demand a higher annual yield, which could reduce the market price of our equity securities.

Other factors that could affect the market price of our equity securities include the following:

•	actual or anticipated variations in our quarterly results of operations;

•	changes in market valuations of companies in the corrections or detention industries;

•	changes in expectations of future financial performance or changes in estimates of securities analysts;

•	fluctuations in stock market prices and volumes;

•	issuances of common shares or other securities in the future; and

•	announcements by us or our competitors of acquisitions, investments or strategic actions.

The number of shares of our common stock available for future sale could adversely affect the market price of our common stock.

We cannot predict the effect, if any, of future sales of common stock, or the availability of common stock for future sale, on the market price of our common stock. Sales of substantial amounts of common stock (including stock issued under equity compensation plans), or the perception that these sales could occur, may adversely affect prevailing market prices for our common stock.

Future offerings of debt or equity securities ranking senior to our common stock or incurrence of debt (including under our credit facility) may adversely affect the market price of our common stock.

If we decide to issue debt or equity securities in the future ranking senior to our common stock or otherwise incur indebtedness (including under our credit facility), it is possible that these securities or indebtedness will be governed by an indenture or other instrument containing covenants restricting our operating flexibility and limiting our ability to make distributions to our stockholders. Additionally, any convertible or exchangeable securities that we issue in the future may have rights, preferences and privileges, including with respect to distributions, more favorable than those of our common stock and may result in dilution to owners of our common stock. Because our decision to issue debt or equity securities in any future offering or otherwise incur indebtedness will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings or financings, any of which could reduce the market price of our common stock and dilute the value of our common stock.

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

The properties we owned at December 31, 2012 are described under Item 1 and in Note 4 of the Notes to the Financial Statements contained in this Annual Report.

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

Market Price of and Distributions on Capital Stock

Our common stock is traded on the New York Stock Exchange, or NYSE, under the symbol “CXW.” On February 19, 2013 the last reported sale price of our common stock was $38.29 per share and there were approximately 4,000 registered holders and approximately 25,000 beneficial holders, respectively, of our common stock.

The following table sets forth, for the fiscal quarters indicated, the range of high and low sales prices of the common stock.

Common Stock

	SALES PRICE
	HIGH	LOW
FISCAL YEAR 2012
First Quarter	$27.64	$20.63
Second Quarter	$31.87	$24.74
Third Quarter	$35.16	$29.10
Fourth Quarter	$36.54	$30.84

	SALES PRICE
	HIGH	LOW
FISCAL YEAR 2011
First Quarter	$26.08	$22.69
Second Quarter	$26.43	$20.68
Third Quarter	$24.06	$18.41
Fourth Quarter	$23.15	$20.14

Dividend Policy

On February 27, 2012, we announced our Board of Directors approved a plan to initiate a quarterly dividend of $0.20 per common share commencing in the second quarter of 2012. Quarterly dividend payments of $0.20 per common share were paid on June 22, 2012, September 28, 2012, and December 14, 2012.

It is our intention to qualify as a REIT effective for our taxable year beginning January 1, 2013. In order to qualify as a REIT, we will be required each year to distribute to our stockholders at least 90% of our REIT taxable income (determined without regard to the dividends paid deduction and excluding net capital gains) and we will be subject to tax to the extent our net taxable income (including net capital gains) is not fully distributed. While we intend to continue paying regular quarterly cash dividends at levels expected to fully distribute our annual REIT taxable income, future dividends will be paid at the discretion of our Board of Directors and will depend on our future earnings, our capital requirements, our financial condition, alternative uses of capital, the annual distribution requirements under the REIT provisions of the Code and on such other factors as our Board of Directors may consider relevant. During the year ended December 31, 2011 we did not pay any dividends on our common stock. Pursuant to the terms of the indentures governing our senior notes and our amended and restated revolving credit facility, depending on our leverage ratio, we are limited in the amount of dividends we can declare or pay on our outstanding shares of common stock.

Issuer Purchases of Equity Securities

None.

ITEM 6.	SELECTED FINANCIAL DATA.

The following selected financial data for the five years ended December 31, 2012, was derived from our consolidated financial statements and the related notes thereto after any applicable reclassification of discontinued operations. This data should be read in conjunction with our audited consolidated financial statements, including the related notes, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Our audited consolidated financial statements, including the related notes, as of December 31, 2012 and 2011, and for the years ended December 31, 2012, 2011, and 2010 are included in this Annual Report.

CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES

SELECTED HISTORICAL FINANCIAL INFORMATION

(in thousands, except per share data)

	For the Years Ended December 31,
	2012	2011	2010	2009	2008
STATEMENT OF OPERATIONS:
Revenue:
Management and other	$1,757,221	$1,722,139	$1,660,760	$1,614,321	$1,526,090
Rental	2,664	2,204	2,557	2,165	2,576

Total revenue	1,759,885	1,724,343	1,663,317	1,616,486	1,528,666

Expenses:
Operating	1,252,184	1,190,873	1,151,163	1,122,414	1,065,220
General and administrative	88,935	91,227	84,148	86,537	80,308
Depreciation and amortization	113,933	108,216	103,710	99,747	89,548

Total expenses	1,455,052	1,390,316	1,339,021	1,308,698	1,235,076

Operating income	304,833	334,027	324,296	307,788	293,590

Other (income) expense:
Interest expense, net	58,363	72,940	71,127	72,780	59,404
Expenses associated with debt refinancing transactions	2,099	—	—	3,838	—
Other (income) expense	(338)	304	41	(139)	294

	60,124	73,244	71,168	76,479	59,698

Income from continuing operations before income taxes	244,709	260,783	253,128	231,309	233,892
Income tax expense	(87,586)	(97,017)	(94,765)	(79,688)	(88,277)

Income from continuing operations	157,123	163,766	158,363	151,621	145,615
Income (loss) from discontinued operations, net of taxes	(362)	(1,256)	(1,170)	3,333	5,326

Net income	$156,761	$162,510	$157,193	$154,954	$150,941

(continued)

CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES

SELECTED HISTORICAL FINANCIAL INFORMATION

(in thousands, except per share data)

(continued)

	For the Years Ended December 31,
	2012	2011	2010	2009	2008
Basic earnings per share:
Income from continuing operations	$1.58	$1.56	$1.41	$1.30	$1.17
Income (loss) from discontinued operations, net of taxes	—	(0.01)	(0.01)	0.03	0.04

Net income	$1.58	$1.55	$1.40	$1.33	$1.21

Diluted earnings per share:
Income from continuing operations	$1.56	$1.55	$1.40	$1.29	$1.16
Income (loss) from discontinued operations, net of taxes	—	(0.01)	(0.01)	0.03	0.04

Net income	$1.56	$1.54	$1.39	$1.32	$1.20

Weighted average common shares outstanding:
Basic	99,545	104,736	112,015	116,088	124,464
Diluted	100,623	105,535	112,977	117,290	126,250

	December 31,
	2012	2011	2010	2009	2008
BALANCE SHEET DATA:
Total assets	$2,974,742	$3,019,631	$2,983,228	$2,905,743	$2,871,374
Total debt	$1,111,545	$1,245,014	$1,156,568	$1,149,099	$1,192,922
Total liabilities	$1,453,122	$1,611,609	$1,512,357	$1,463,197	$1,491,015
Stockholders’ equity	$1,521,620	$1,408,022	$1,470,871	$1,442,546	$1,380,359

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

OVERVIEW

We currently operate 67 facilities, including 47 facilities that we own, with a total design capacity of approximately 92,500 beds in 20 states and the District of Columbia. We also own two additional correctional facilities that we lease to third-party operators, one of which is currently vacant. We are the nation’s largest owner of privatized correctional and detention facilities and one of the largest prison operators in the United States, behind only the federal government and three states. Our size and experience provide us with significant credibility with our current and prospective customers, and enable us to generate economies of scale in purchasing power for food services, health care and other supplies and services we offer to our government partners.

REIT Conversion

In May 2012, we announced we were assessing the feasibility of a conversion to a real estate investment trust (“REIT”) and had assembled a team of outside tax, legal and financial advisors to assist management and the board of directors in determining if we could structure our operations in such a way as to allow us to maintain the strategic alignment of our real estate and operations under a single publicly traded umbrella, qualify for status as a REIT and continue to provide correctional services through one or more taxable REIT subsidiaries (“TRSs”). As part of this assessment, we concluded that it would not be advisable to begin converting to a REIT structure without a private letter ruling (“PLR”) from the Internal Revenue Service (“IRS”).

We filed a formal request for a PLR from the IRS in late July while we continued our own internal analysis of the feasibility and potential benefits of a REIT conversion. In February 2013, we received a favorable ruling from the IRS substantially in the form submitted, and announced that we had completed our analysis of the feasibility and potential benefits of a REIT conversion and had completed the reorganization of our corporate structure to begin operating as a REIT for federal income tax purposes effective January 1, 2013. We believe such a REIT conversion has the potential to maximize our ability to create stockholder value given the nature of our assets, help lower our cost of capital, draw a larger base of potential stockholders, provide greater flexibility to pursue growth opportunities, and create a more efficient operating structure.

Beginning January 1, 2013, we have provided correctional services and conducted other operations through one or more TRSs. A TRS is a subsidiary of a REIT that is subject to applicable corporate income tax and certain qualification requirements. Our use of TRSs enables us to continue to provide correctional services at facilities we own and at facilities owned by our government partners and to engage in certain other operations while complying with REIT qualification requirements. Our use of TRSs also allows our TRSs to retain income generated by their operations for reinvestment without the requirement of distributing those earnings.

As a REIT, we generally will not be subject to federal income taxes on our REIT income and gains that we distribute to our stockholders, including the income derived from providing prison bed capacity and correctional services to our government partners. However, even as a REIT, we will remain obligated to pay income taxes on earnings from our TRS operations.

To qualify and be taxed as a REIT, we will generally be required to annually distribute to our stockholders an amount equal to at least 90% of our REIT taxable income (determined without regard to the dividends paid deduction and excluding net capital gains). Our REIT taxable income typically will not include income earned by our TRSs except to the extent the TRSs pay dividends to the REIT. Prior to the REIT conversion, we operated as a C corporation for federal income tax purposes. A REIT is not permitted to retain earnings and profits accumulated during the years it was taxed as a C corporation, and must make one or more distributions to stockholders that equal or exceed those accumulated amounts. To qualify for taxation as a REIT for the taxable year beginning January 1, 2013, we must distribute to our stockholders on or before December 31, 2013, our undistributed earnings and profits attributable to our pre-REIT taxable periods ending prior to January 1, 2013, which we intend to make as a one-time special distribution to our stockholders (the “E&P Distribution”). We currently expect the E&P Distribution will be composed of cash and shares of our common stock, at each stockholder’s election, subject to a cap on the total amount of cash equal to 20% of the aggregate amount of the E&P Distribution. The balance of the E&P Distribution will be in the form of shares of our common stock. We cannot determine the number of shares that will be distributed to our stockholders until such time of the distribution.

We intend to increase our regular quarterly distribution in 2013 to help ensure that we qualify for taxation as a REIT. The amount, timing and frequency of future distributions, however, will be at the sole discretion of our Board of Directors and will be declared based upon various factors, many of which are beyond our control, including our financial condition and operating cash flows, the amount required to maintain qualification and taxation as a REIT and reduce any income and excise taxes that we otherwise would be required to pay, limitations on distributions in our existing and future debt instruments, our ability to utilize any net operating losses (“NOLs”) to offset, in whole or in part, our REIT distribution requirements, the limitations on our ability to fund distributions using cash generated through our TRSs and other factors that our Board of Directors may deem relevant.

Our Business

We are compensated for providing correctional bed space and operating and managing prisons and correctional facilities at an inmate per diem rate based upon actual or minimum guaranteed occupancy levels. The significant expansion of the prison population in the United States has led to overcrowding in the federal and state prison systems, providing us with opportunities for growth. Federal, state, and local governments are constantly under budgetary constraints putting pressure on governments to control correctional budgets, including per diem rates our customers pay to us as well as pressure on appropriations for building new prison capacity. These pressures have been compounded by the recent economic downturn. Economic conditions remain very challenging, putting continued pressure on government budgets. All of our state partners have balanced budget requirements, which may force them to further reduce their expenses if their tax revenues, which typically lag the overall economy, do not meet their expectations. Actions to control their expenses could include reductions in inmate populations through early release programs, alternative sentencing, or inmate transfers from facilities managed by private operators to facilities operated by the state or other local jurisdictions. Further, certain government partners have requested, and additional government partners could request, reductions in per diem rates or request that we forego prospective rate increases in the future as methods of addressing the budget shortfalls they may be experiencing. We believe we have been successful in working with our government partners to help them manage their correctional costs while minimizing the financial impact to us, and will continue to provide unique solutions to their correctional needs. We believe the long-term growth opportunities of our business remain very attractive as certain states consider efficiency and savings opportunities we can provide. Further, we expect insufficient bed development by our partners to result in future demand for additional bed capacity.

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

As of December 31, 2012, we had approximately 14,000 unoccupied beds in inventory at facilities that had availability of 100 or more beds. We have staff throughout the organization actively engaged in marketing this available capacity to existing and prospective customers. Historically, we have been successful in substantially filling our inventory of available beds and the beds that we have constructed. Filling these available beds would provide substantial growth in revenues, cash flow, and earnings per share. However, we can provide no assurance that we will be able to fill our available beds.

Although the demand for prison beds in the short term has been affected by the severe budget challenges many of our customers currently face, these challenges put further pressure on our customers’ ability to construct new prison beds of their own, which we believe could result in further reliance on the private sector for providing the capacity we believe our customers will need in the long term. We will continue to pursue build-to-suit opportunities like the 1,124-bed Jenkins Correctional Center we constructed for the state of Georgia in 2012, where the availability of our bed capacity is not in a location acceptable to a customer and where the returns meet our minimum threshold for new investment. Further, we will also continue to pursue purchases of state-owned facilities such as our recent purchase of the 1,798-bed Lake Erie Correctional Institution from the state of Ohio, which we believe represents the first purchase of its kind (e.g. with a management contract) by a private corrections operator of a correctional facility from a state, which we believe signifies that states are looking for innovative solutions to their budgetary challenges. In the long-term, we would like to see continued and meaningful utilization of our remaining capacity and better visibility from our customers before we add any additional capacity on a speculative basis.

We also remain steadfast in our efforts to contain costs. Approximately 65% of our operating expenses consist of salaries and benefits. The turnover rate for correctional officers for our company, and for the corrections industry in general, remains high. Workers’ compensation and medical benefits costs for our employees continue to increase primarily as a result of continued rising healthcare costs throughout the country. Reducing these staffing costs requires a long-term strategy to control such costs, and we continue to dedicate resources to enhance our benefits, provide training and career development opportunities to our staff and attract and retain quality personnel. Recognizing the challenges we faced as a result of the economic downturn, our efforts to contain costs were intensified, as we implemented a company-wide initiative to improve operating efficiencies, and established a framework for accelerating the process and ensuring continuous delivery over the long-term. We continue to generate favorable results from this initiative.

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

Asset impairments. As of December 31, 2012, we had $2.6 billion in long-lived assets, including $132.1 million in long-lived assets, excluding equipment, at seven currently idled facilities and $29.0 million invested in a construction project in Trousdale County, Tennessee at which we have suspended construction activities until we have greater clarity around the timing of future bed absorption by our customers. The impairment analyses for each of these facilities excluded the net book value of equipment, as a substantial portion of the equipment is easily transferrable to other Company-owned facilities without significant cost. From the date each facility became idle, the idled facilities incurred combined operating expenses of $6.4 million, $5.4 million, and $6.2 million for the years ended December 31, 2012, 2011, and 2010 respectively. The carrying values of these facilities as of December 31, 2012, were as follows (in millions):

Diamondback Correctional Facility	$45,475
Huerfano County Correctional Center	20,602
Prairie Correctional Facility	20,503
Queensgate Correctional Facility	12,073
Shelby Training Center	1,155
Otter Creek Correctional Center	25,685
Houston Educational Facility	6,657

$132,150

We evaluate the recoverability of the carrying values of our long-lived assets, other than goodwill, when events suggest that an impairment may have occurred. Such events primarily include, but are not limited to, the termination of a management contract or a significant decrease in inmate populations within a correctional facility we own or manage. Accordingly, we tested each of the aforementioned seven currently idled facilities for impairment when we were notified by the customer that they would no longer be utilizing such facility. We tested the facility under construction for impairment when we suspended construction of the facility.

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

The estimates of recoverability are initially based on projected undiscounted cash flows that are comparable to historical cash flows from management contracts at similar facilities to the idled facilities and sensitivity analyses that consider reductions to such cash flows. Our sensitivity analyses included reductions in projected cash flows by as much as half of the historical cash flows generated by the respective facility as well as prolonged periods of vacancies. In all cases except for our Shelby Training Center, the projected undiscounted cash flows in our analyses as of December 31, 2012, exceeded the carrying amounts of each facility by material amounts. The Shelby Training Center is a facility much smaller in size than almost all of our other facilities, and was designed as a secure juvenile correctional facility, which is atypical for our portfolio. In the case of the Shelby Training Center, our estimate of fair value took into consideration proposed purchase prices where third parties have expressed an interest in purchasing this facility, and estimates of the replacement cost of the facility based on our extensive experience in designing and constructing prison facilities. Our estimate of the fair value exceeded the carrying value of this facility.

In the case of the construction project in Trousdale County, Tennessee, we have suspended the construction until we have greater clarity around the timing of future bed absorption by our customers. The $29.0 million carrying amount includes $0.6 million in equipment and $15.2 million of pre-fabricated concrete cells that are constructed and being stored on this site but are transferable to other potential development projects we may commence in the future should we identify a more immediate use. We continually monitor and perform any routine maintenance on these pre-fabricated concrete cells to ensure they maintain their value. We incurred operating expenses of $0.1 million primarily for property insurance, property taxes, and repairs and maintenance for this project during 2012. Our impairment analysis of this project considers both the costs to complete the facility and an estimate of cash flows based on historical cash flows from management contracts at similar facilities. We continue to pursue prospects which would indicate the need for the ultimate completion of construction of the Trousdale County facility, and will continue to monitor developments that may impact our most recent assumptions. Although we are not currently considering a decision to abandon this site, a decision to transfer the pre-fabricated cells to another development project and to abandon the Trousdale County project site would cause us to reconsider our assumptions related to the recoverability of the land and site development costs incurred compared to a prospective sales price we might be able to obtain for the land.

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

Goodwill impairments. As of December 31, 2012, we had $12.0 million of goodwill related to certain of our managed-only facilities. We evaluate the carrying value of goodwill during the fourth quarter of each year, in connection with our annual budgeting process, and whenever circumstances indicate the carrying value of goodwill may not be recoverable. Such circumstances primarily include, but are not limited to, the termination of a management contract or a significant decrease in inmate populations within a reporting unit.

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

We have approximately $3.6 million in net operating losses applicable to various states that we expect to carry forward in future years to offset taxable income in such states. We have a valuation allowance of $0.6 million for the estimated amount of the net operating losses that will expire unused. In addition, we have $5.2 million of state tax credits applicable to various states that we expect to carry forward in future years to offset taxable income in such states. We have a $1.6 million valuation allowance related to state tax credits that are expected to expire unused. Although our estimate of future taxable income is based on current assumptions we believe to be reasonable, our assumptions may prove inaccurate and could change in the future, which could result in the expiration of additional net operating losses or credits. We would be required to establish a valuation allowance at such time that we no longer expected to utilize these net operating losses or credits, which could result in a material impact on our results of operations in the future. During 2013, as a result of our intention to convert to a REIT effective January 1, 2013 noted above, we expect to record a net tax benefit during 2013 of $125.0 million to $135.0 million for the revaluation of certain deferred tax assets and liabilities that we would no longer expect to realize as a REIT.

Self-funded insurance reserves. As of December 31, 2012 and 2011, we had $33.9 million and $32.7 million, respectively, in accrued liabilities for employee health, workers’ compensation, and automobile insurance claims. We are significantly self-insured for employee health, workers’ compensation, and automobile liability insurance claims. As such, our insurance expense is largely dependent on claims experience and our ability to control our claims. We have consistently accrued the estimated liability for employee health insurance claims based on our history of claims experience and the estimated time lag between the incident date and the date the cost is paid by us. We have accrued the estimated liability for workers’ compensation and automobile insurance claims based on an actuarial valuation of the outstanding liabilities, discounted to the net present value of the outstanding liabilities, using a combination of actuarial methods used to project ultimate losses. The liability for employee health, workers’ compensation, and automobile insurance includes estimates for both claims incurred and for claims incurred but not reported. These estimates could change in the future. It is possible that future cash flows and results of operations could be materially affected by changes in our assumptions, new developments, or by the effectiveness of our strategies.

Legal reserves. As of December 31, 2012 and 2011, we had $8.8 million and $11.2 million, respectively, in accrued liabilities related to certain legal proceedings in which we are involved. We have accrued our estimate of the probable costs for the resolution of these claims based on a range of potential outcomes. In addition, we are subject to current and potential future legal proceedings for which little or no accrual has been reflected because our current assessment of the potential exposure is nominal. These estimates have been developed in consultation with our General Counsel’s office and, as appropriate, outside counsel handling these matters, and are based upon an analysis of potential results, assuming a combination of litigation and settlement strategies. It is possible that future cash flows and results of operations could be materially affected by changes in our assumptions, new developments, or by the effectiveness of our strategies.

RESULTS OF OPERATIONS

The following table sets forth for the years ended December 31, 2012, 2011, and 2010, the number of facilities we owned and managed, the number of facilities we managed but did not own, and the number of facilities we leased to other operators.

	Effective Date	Owned and Managed	Managed Only	Leased	Total
Facilities as of December 31, 2009		44	21	2	67
Expiration of the management contract for the Gadsden Correctional Institution	July 2010	—	(1)	—	(1)
Commencement of the management contract for the Moore Haven Correctional Facility	July 2010	—	1	—	1
Termination of the management contract for the Hernando County Jail	August 2010	—	(1)	—	(1)
Activation of the Nevada Southern Detention Center	September 2010	1	—	—	1
Commencement of the management contract for the Graceville Correctional Facility	September 2010	—	1	—	1

Facilities as of December 31, 2010		45	21	2	68

Purchase of Lake Erie Correctional Institution	December 2011	1	—	—	1

Facilities as of December 31, 2011		46	21	2	69

Activation of Jenkins Correctional Center	March 2012	1	—	—	1
Termination of the management contract for the Delta Correctional Facility	July 2012	—	(1)	—	(1)

Facilities as of December 31, 2012		47	20	2	69

Year Ended December 31, 2012 Compared to the Year Ended December 31, 2011

During the year ended December 31, 2012, we generated net income of $156.8 million, or $1.56 per diluted share, compared with net income of $162.5 million, or $1.54 per diluted share, for the previous year. Net income for 2012 was impacted by several non-routine items. Net income was favorably impacted by our refinancing activities completed during 2012 through a reduction to interest expense, and net income per diluted share was favorably impacted by our stock repurchase programs as further described hereafter. As a result of the internal reorganization of our corporate structure completed on December 31, 2012 to facilitate our qualification as a REIT effective for our taxable year beginning January 1, 2013, we were required to revalue certain deferred tax assets and liabilities which resulted in a net tax benefit of $2.9 million, or $0.03 per diluted share, favorably impacting our net income during 2012. Partially offsetting these favorable impacts, net income was negatively impacted during 2012 by charges totaling $6.3 million, or $0.04 per diluted share after taxes, associated with debt refinancing transactions and the charges associated with the pursuit of a conversion of our corporate structure to a REIT.

Facility Operations

A key performance indicator we use to measure the revenue and expenses associated with the operation of the facilities we own or manage is expressed in terms of a compensated man-day, which represents the revenue we generate and expenses we incur for one inmate for one calendar day. Revenue and expenses per compensated man-day are computed by dividing facility revenue and expenses by the total number of compensated man-days during the period. We believe the measurement is useful because we are compensated for operating and managing facilities at an inmate per-diem rate based upon actual or minimum guaranteed occupancy levels. We also measure our ability to contain costs on a per-compensated man-day basis, which is largely dependent upon the number of inmates we accommodate. Further, per compensated man-day measurements are also used to estimate our potential profitability based on certain occupancy levels relative to design capacity. Revenue and expenses per compensated man-day for all of the facilities placed into service that we owned or managed, exclusive of those discontinued (see further discussion below regarding discontinued operations), were as follows for the years ended December 31, 2012 and 2011:

	For the Years Ended December 31,
	2012	2011
Revenue per compensated man-day	$59.14	$58.81
Operating expenses per compensated man-day:
Fixed expense	31.56	30.62
Variable expense	10.05	9.60

Total	41.61	40.22

Operating margin per compensated man-day	$17.53	$18.59

Operating margin	29.6%	31.6%

Average compensated occupancy	88.2%	89.9%

Average available beds	91,862	89,015

Average compensated population	81,062	80,027

Revenue

Average compensated population increased 1,035 from 80,027 during the year ended December 31, 2011 to 81,062 during the year ended December 31, 2012. The increase in average compensated population resulted primarily from the activation of the 1,798-bed Lake Erie Correctional Institution during the first quarter of 2012 after completing the purchase of the facility from the state of Ohio in December 2011. Further, the activation of the Jenkins Correctional Center in March 2012 and the new management contract from the Commonwealth of Puerto Rico at our 1,692-bed Cimarron Correctional Facility in

Oklahoma, also contributed to the increase in average compensated population for 2012 over the prior year. Partially offsetting these increases, we have experienced recent declines in populations from the United States Marshals Service, or the USMS, across several of our facilities primarily in the southwest part of the United States.

Our total facility management revenue increased by $36.7 million, or 2.1%, during 2012 compared with 2011 resulting primarily from an increase in revenue of approximately $27.0 million generated by an increase in the average daily compensated population during 2012. Also contributing to the increase in facility management revenue was an increase of 0.6% in the average revenue per compensated man-day resulting in an increase of $9.7 million in facility management revenue.

Business from our federal customers, including the Bureau of Prisons, or BOP, the USMS, and Immigration and Customs Enforcement, or ICE, continues to be a significant component of our business, with federal revenues increasing $2.9 million from $749.3 million in 2011 to $752.2 million in 2012. Our federal customers generated 43% of our total revenue for both of the years ended December 31, 2012 and 2011.

Increasing attention has been placed on the federal budget deficit, particularly as sequestration triggered by the American Taxpayer Relief Act of 2012 approaches, which could result in a considerable reduction in federal spending. We do not know specifically what impact this could have on federal correctional budgets, but we believe significant federal budget challenges have already had an impact on our revenue through slower growth in federal inmate populations and per diem pressures.

State revenue increased $27.7 million, or 3.2%, from $855.4 million for the year ended December 31, 2011 to $883.1 million for the year ended December 31, 2012. State revenues increased primarily from the aforementioned activation of our new contract with the state of Ohio at the Lake Erie facility as well as the activation of our contract with the state of Georgia at the newly constructed Jenkins Correctional Center.

Despite these increases in management revenue, economic conditions remain challenging, putting continued pressure on our government partners’ budgets. All of our state partners have balanced budget requirements, which may force them to further reduce their expenses if their tax revenues, which typically lag the overall economy, do not meet their expectations. Actions to control their expenses could include reductions in inmate populations through early release programs, alternative sentencing, or inmate transfers from facilities managed by private operators to facilities operated by the state or other local jurisdictions. Further, certain government partners have requested, and additional government partners could request, reductions in per diem rates or request that we forego prospective rate increases in the future as methods of addressing the budget shortfalls they may be experiencing. We believe we have been successful in working with our government partners to help them manage their correctional costs while minimizing the financial impact to us, and will continue to provide unique solutions to their correctional needs. We believe the long-term growth opportunities of our business remain very attractive as certain states consider efficiency and savings opportunities we can provide. Further, we expect insufficient bed development by our partners to result in future demand for additional bed capacity.

Operating Expenses

Operating expenses totaled $1,252.2 million and $1,190.9 million for the years ended December 31, 2012 and 2011, respectively. Operating expenses consist of those expenses incurred in the operation and management of adult correctional and detention facilities, and for our inmate transportation subsidiary.

Operating expenses per compensated man-day during the year ended December 31, 2012 increased from $40.22 in 2011 to $41.61 in 2012. Salaries and benefits represent the most significant component of fixed operating expenses, representing approximately 65% of our operating expenses during 2012 compared with 64% of our operating expenses during 2011. During 2012, salaries and benefits expense at our correctional and detention facilities increased $45.1 million from 2011. We provided wage increases in the third quarters of 2011 and 2012 to the majority of our employees, which has resulted in an increase in operating expenses during 2012 compared with 2011. These wage increases have negatively impacted operating margins, as per diem increases and other expense controls did not offset the level of wage increases. A substantial improvement in the country’s employment rate could put added pressure on our wage and turnover rates in certain areas surrounding our facilities, which could negatively impact our operating margins, particularly if we are unable to obtain per diem increases from our government partners. However, we continually monitor compensation levels very closely along with overall economic conditions and set wage levels necessary to help ensure the long-term success of our business.

Our fixed expenses were also negatively impacted by increases in employee benefits including primarily unemployment taxes, employee medical benefits, and workers compensation, as well as certain payroll tax credits that were available during 2011 that were no longer available in 2012. Unemployment taxes have been affected by significant increases in many state unemployment tax rates, resulting from the nation’s high unemployment rate as states struggle to fund benefits for the unemployed. Our self-insured employee medical benefits have been negatively impacted by adverse claims experience caused by a number of factors, including increasing medical rates and higher utilization by employee spouses and dependents. We experienced negative claims in workers compensation during 2012, including adverse claims resulting from an inmate disturbance at our Adams County Correctional Center during the second quarter of 2012, as compared with favorable claims experience in the prior year, thus resulting in an increase in the expense in 2012. We continue to assess the causes of, and are implementing strategies to manage, our increase in employee benefits.

Notwithstanding the impact of the wage increases we provided to the majority of our employees and the increases in employee benefits, $23.6 million of the $45.1 million increase in salaries and benefits during 2012 compared with 2011 resulted from the activation of the Lake Erie and the Jenkins facilities, as well as from an increase in inmate populations at the Cimarron facility. Incurring staffing expenses in advance of the ramp-up of inmate populations during 2012 at the Jenkins and Cimarron facilities, as well as during the ramp-down of inmate populations at the Otter Creek facility due to the termination of the management contract with the Commonwealth of Kentucky in July 2012, contributed to an increase in fixed expenses per compensated man-day.

Facility Management Contracts

We typically enter into facility management contracts to provide prison bed capacity and management services to governmental agencies for terms ranging from three to five years, with additional renewal periods at the option of the contracting governmental agency. Accordingly, a substantial portion of our facility management contracts are scheduled to expire each year, notwithstanding contractual renewal options that a government agency may exercise. Although we generally expect these customers to exercise renewal options or negotiate new contracts with us, one or more of these contracts may not be renewed by the corresponding governmental agency.

In late January 2012, the governor of Kentucky submitted his proposed budget which included the transfer of the inmates held at one of our facilities to a facility owned by the state of Kentucky. The Kentucky Department of Corrections has completed the removal of the inmates housed in the 656-bed Otter Creek Correctional Center, a facility we own in Wheelwright, Kentucky, and the facility was subsequently idled. Total revenue at this facility represented less than 1% of our total revenue during 2012, 2011, and 2010.

The Florida Department of Management Services has issued a competitive procurement for three facilities owned by the state of Florida that we currently manage under contracts that expire in the third quarter of 2013. We can provide no assurance that we will be successful in maintaining the contracts to manage these facilities. We do not believe the loss of any of these contracts would have a material impact on our results of operations.

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

The operation of the facilities we own carries a higher degree of risk associated with a management contract than the operation of the facilities we manage but do not own because we incur significant capital expenditures to construct or acquire facilities we own. Additionally, correctional and detention facilities have a limited or no alternative use. Therefore, if a management contract is terminated at a facility we own, we continue to incur certain operating expenses, such as real estate taxes, utilities, and insurance that we would not incur if a management contract was terminated for a managed-only facility. As a result, revenue per compensated man-day is typically higher for facilities we own and manage than for managed-only facilities. Because we incur higher expenses, such as repairs and maintenance, real estate taxes, and insurance, on the facilities we own and manage, our cost structure for facilities we own and manage is also higher than the cost structure for the managed-only facilities. The following tables display the revenue and expenses per compensated man-day for the facilities placed into service that we own and manage and for the facilities we manage but do not own:

	For the Years Ended December 31,
	2012	2011
Owned and Managed Facilities:
Revenue per compensated man-day	$67.20	$66.68
Operating expenses per compensated man-day:
Fixed expense	33.67	32.40
Variable expense	10.49	10.07

Total	44.16	42.47

Operating margin per compensated man-day	$23.04	$24.21

Operating margin	34.3%	36.3%

Average compensated occupancy	85.2%	87.4%

Average available beds	66,538	63,797

Average compensated population	56,722	55,747

Managed Only Facilities:
Revenue per compensated man-day	$40.35	$40.76
Operating expenses per compensated man-day:
Fixed expense	26.64	26.54
Variable expense	9.03	8.52

Total	35.67	35.06

Operating margin per compensated man-day	$4.68	$5.70

Operating margin	11.6%	14.0%

Average compensated occupancy	96.1%	96.3%

Average available beds	25,324	25,218

Average compensated population	24,340	24,280

Owned and Managed Facilities

Total revenue at our owned and managed facilities increased $38.5 million, from $1,356.7 million in 2011 to $1,395.2 million in 2012. Our operating margins at owned and managed facilities for the year ended December 31, 2012 decreased to 34.3% compared with 36.3% for 2011. Facility contribution, or the operating income before interest, taxes, depreciation and amortization, at our owned and managed facilities decreased $14.0 million, from $492.4 million during the year ended December 31, 2011 to $478.5 million during the year ended December 31, 2012, a decrease of 2.8%.

The decrease in facility contribution at our owned and managed facilities during 2012 is largely the result of the aforementioned wage increases provided to the majority of our employees in July 2011 and July 2012 combined with start-up expenses during early 2012 at our Jenkins and Cimarron facilities, ramp-down expenses at our Otter Creek facility, and expenses associated with an inmate disturbance at our Adams County Correctional Center in the second quarter of 2012. Facility contribution during 2012 was also negatively impacted by the aforementioned decrease in inmate populations from the USMS primarily at our Central Arizona Detention Center and Florence Correctional Center in Arizona, as well as decreases in inmate populations from California and the District of Columbia.

On January 3, 2012, we announced we entered into a contract with the Puerto Rico Department of Corrections and Rehabilitation to manage up to 480 male inmates at our Cimarron Correctional Facility. The management contract contains an initial term of two years and upon mutual agreement can be renewed for two additional one-year terms. The management contract commenced in February 2012 and the population from Puerto Rico continued to ramp through the second quarter of 2012. Further, in July 2012 we renewed and expanded our contract with the Oklahoma Department of Corrections to increase the contracted capacity by 290 inmates at our Cimarron facility and 50 inmates at our Davis facility. We now house up to 2,620 inmates for the state of Oklahoma at our Cimarron and Davis correctional facilities in Oklahoma. As previously discussed herein, our operating income for the first half of 2012 was negatively impacted by the start-up costs and transportation expenses incurred to ramp up the Puerto Rico population. However, operating income at the Cimarron facility has improved in the second half of 2012 with the ramp-up completed for the contracted Puerto Rico population and the receipt of the additional Oklahoma inmates during the third quarter of 2012. As of December 31, 2012, we managed approximately 440 inmates from Puerto Rico and approximately 950 male inmates from the state of Oklahoma at the Cimarron facility.

In July 2012, we also announced we entered into a new agreement with the Idaho Department of Corrections to house up to 800 inmates at our 1,488-bed Kit Carson Correctional Center in Burlington, Colorado. The new agreement with Idaho will utilize up to 800 beds of capacity immediately available at our Kit Carson facility. The management contract has an initial term of two years, with four one-year renewal options upon mutual agreement. We initially received 250 inmates from Idaho in the third quarter of 2012 with the potential for additional inmates over the contract term depending on the state of Idaho’s capacity needs. As of December 31, 2012, we managed approximately 250 inmates from the state of Idaho as well as approximately 725 inmates from the state of Colorado at the Kit Carson facility.

In November 2010, the State of California Department of Corrections and Rehabilitation (the “CDCR”) extended the agreement with us to house up to 9,588 inmates at four of the five facilities we operated for them. The extension, which is subject to appropriations by the California legislature, began July 1, 2011 and expires June 30, 2013.

In May 2011, the U.S. Supreme Court upheld a lower court ruling requiring California to reduce its inmate population to 137.5% of its then current capacity, or to 110,000 inmates, by May 24, 2013. As of December 31, 2012, the adult inmate population held in state of California institutions totaled approximately 119,000 inmates, which did not include the California inmates held in our out-of-state facilities.

In an effort to meet the Federal court ruling, the fiscal year 2012 budget of the state of California called for a significant reallocation of responsibilities from state government to local jurisdictions, including housing certain lower level inmates currently the responsibility of the State. This realignment plan commenced on October 1, 2011 and has resulted in a reduction in state inmate populations of approximately 25,000 as of December 31, 2012.

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

In December 2012, the state of California missed the three judge panel’s population capacity cap for the first time since the U.S. Supreme Court upheld the order. In January 2013, the state of California filed a briefing with the three judge panel acknowledging that meeting the final court capacity target of 137.5% could not be accomplished in the timeframe set in the court order. In addition, the state of California requested the three judge panel vacate the capacity cap order as the state believes they are providing constitutional levels of health care to its inmate population. Plaintiffs in the court case have also filed a briefing with the three judge panel in January 2013 opposing the state’s position. The three judge panel has not yet responded to the state’s request regarding vacating the capacity cap order but have moved the date for state compliance with the 137.5% threshold from June 2013 to December 2013.

It is unclear at this time how realignment, the state’s five-year plan, or a three judge panel ruling may impact the long-term utilization by the CDCR of our out-of-state beds. The return of the California inmates to the state of California would have a significant adverse impact on our financial position, results of operations, and cash flows. We housed approximately 8,900 inmates from the state of California as of December 31, 2012, compared with approximately 9,300 California inmates as of December 31, 2011. Approximately 12% and 13% of our management revenue for 2012 and 2011, respectively, was generated from the CDCR.

In October 2011, we announced that pursuant to a competitive re-bid we received a new contract from the BOP for the expansion and continued management of our McRae Correctional Facility in Georgia. We are experiencing a reduction in operating margin at this facility effective with the commencement of the new contract in December 2012. We accepted this contract even though it provides us with a lower margin because it also provides for a long term contract of up to ten years, including extension options, and allows us to protect our market share. Further, the contract guarantees a BOP population equal to 90% of the expanded rated capacity and a per diem payment for each additional inmate thereafter.

In September 2012, the Arizona Department of Corrections awarded us a new contract to house up to 1,000 medium-security inmates at our 1,596-bed Red Rock Correctional Center in Arizona. The new management contract contains an initial term of ten years, with two five-year renewal options upon mutual agreement and provides an occupancy guarantee of 90% of the contracted beds, which is expected to be implemented in two phases. We expect to begin receiving approximately 500 inmates from Arizona beginning in January of 2014 and an additional 500 inmates in 2015. However, definitive ramp-up schedules have yet to be determined. We currently manage approximately 1,500 inmates for the state of California at the Red Rock facility. We expect to begin working with Arizona and California in 2013 to determine the most desirable time to transfer California populations from the Red Rock facility. To the extent California needs replacement capacity, our contract with the state of California provides it flexibility to utilize other beds in our system upon mutual agreement.

Managed-Only Facilities

Total revenue at our managed-only facilities declined slightly from $361.2 million in 2011 to $359.4 million in 2012. Our operating margins decreased to 11.6% at our managed-only facilities during 2012 from 14.0% during 2011. Facility contribution at our managed-only facilities decreased $8.9 million, from $50.5 million during 2011 to $41.7 million during 2012. The decrease in facility contribution at our managed-only facilities is largely the result of the wage increases as well as increases in employee benefits. Additionally, the decrease in facility contribution at our managed-only facilities during 2012 was also due to a retroactive per diem increase of $2.3 million received in the second quarter of 2011 at our Elizabeth facility for higher wages provided to facility staff which favorably impacted the prior year.

Revenue per compensated man-day decreased to $40.35 from $40.76, or 1.0%, for 2012 compared with the prior year. These decreases are largely the result of a lower per diem from ICE at the Elizabeth facility resulting from a new contract that provides for a new classification of detainee populations, as further described hereafter.

Operating expenses per compensated man-day increased 1.7% to $35.67 during 2012 from $35.06 during the prior year. Fixed operating expenses per compensated man-day during 2012 were affected by increases in personnel costs caused largely by the aforementioned wage and benefit increases.

In September 2011, we renegotiated our contract with ICE at the Elizabeth Detention Center, a facility we lease in New Jersey. The renegotiated contract provides for a new classification of detainee populations and a lower per diem. The transition to the new detainee population has negatively impacted facility contribution and operating margins of the managed-only segment in 2012 compared with 2011. The new agreement has eight one-year options remaining, following the one-year option renewal signed in the fourth quarter of 2012, and includes a 95% occupancy guarantee.

During the third quarter of 2012, we successfully negotiated an amendment to the lease with Hall County for the North Georgia Detention Center, resulting in a reduction to the annual rent we pay, retroactive to the beginning of 2012. This amendment is expected to contribute annual expense savings of approximately $1.3 million.

During 2012 and 2011, managed-only facilities generated 8.0% and 9.3%, respectively, of our total facility contribution. We define facility contribution as a facility’s operating income or loss before interest, taxes, goodwill impairment, depreciation, and amortization.

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

General and administrative expense

For the years ended December 31, 2012 and 2011, general and administrative expenses totaled $88.9 million and $91.2 million, respectively. General and administrative expenses consist primarily of corporate management salaries and benefits, professional fees, and other administrative expenses. We experienced a reduction in cash incentive compensation expense of $12.1 million during 2012 compared with the prior year as a result of a decrease in our earnings per share in 2012 relative to the performance targets set forth for the management team at the beginning of 2012.

General and administrative expenses during 2012 included professional fees and expenses of $4.2 million incurred to analyze the feasibility of a conversion of our corporate structure to a REIT. We currently expect to incur up to $25.0 million in non-recurring general and administrative expenses associated with our conversion to a REIT in 2013.

Depreciation and amortization

For the years ended December 31, 2012 and 2011, depreciation and amortization expense totaled $113.9 million and $108.2 million, respectively. The increase in depreciation and amortization from 2011 resulted primarily from additional depreciation expense recorded on our capital expenditures, most notably the purchase during December 2011 of the Lake Erie Correctional Institution from the state of Ohio and the activation in March 2012 of the newly constructed Jenkins Correctional Center.

Interest expense, net

Interest expense was reported net of interest income and capitalized interest for the years ended December 31, 2012 and 2011. Gross interest expense, net of capitalized interest, was $60.5 million and $75.4 million for 2012 and 2011, respectively. Gross interest expense during these periods was based on outstanding borrowings under our revolving credit facility, our outstanding senior notes, and amortization of loan costs and unused facility fees. We have benefited from relatively low interest rates on our revolving credit facility, which is largely based on the London Interbank Offered Rate (LIBOR). It is possible that LIBOR could increase in the future. Currently, the interest rate on our amended and restated revolving credit facility, which commenced in January 2012, bears interest at a LIBOR plus a margin of 1.50% compared to LIBOR plus a margin of 0.75% during 2011 on our then outstanding revolving credit facility.

Our interest expense was lower in 2012 compared to 2011 as we redeemed during 2012 all of our $375.0 million 6.25% senior unsecured notes and all of our $150.0 million 6.75% senior unsecured notes with the expanded capacity under our amended and restated revolving credit facility and cash on hand. As a result of these redemptions, we reduced our weighted average interest rate while also increasing our exposure to variable rate debt, although we have repaid a portion of debt with cash flows from operations.

Gross interest income was $2.1 million and $2.4 million, respectively, for the years ended December 31, 2012 and 2011. Gross interest income is earned on cash collateral requirements, a direct financing lease, notes receivable, investments, and cash and cash equivalents. Capitalized interest was $1.1 million and $1.6 million during 2012 and 2011, respectively, and was associated with various construction and expansion projects further described under “Liquidity and Capital Resources” hereafter.

Income tax expense

During the years ended December 31, 2012 and 2011, our financial statements reflected an income tax provision of $87.6 million and $97.0 million, respectively, and our effective tax rate was approximately 35.8% and 37.2%, respectively. Our effective tax rate was lower in 2012 as a result of the revaluation of certain deferred tax assets and liabilities which resulted in a net tax benefit of $2.9 million caused by the internal reorganization of our corporate structure as of December 31, 2012 to facilitate our qualification as a REIT for federal income tax purposes effective for our taxable year beginning January 1, 2013. Our effective tax rate is estimated based on our current projection of taxable income and can fluctuate based on changes in these estimates, the implementation of tax planning strategies, changes in federal or state tax rates, changes in tax laws, changes in estimates related to uncertain tax positions, or changes in state apportionment factors, as well as changes in the valuation allowance applied to our deferred tax assets that are based primarily on the amount of state net operating losses and tax credits that could expire unused.

During 2013, we expect to record a net tax benefit of $125.0 million to $135.0 million for the revaluation of certain deferred tax assets and liabilities associated with the conversion to a REIT. As a REIT, we will also be entitled to a deduction for dividends paid, resulting in a substantial reduction in the amount of federal income tax expense we recognize. Substantially all of our income tax expense will be incurred based on the earnings generated by our TRS. We currently expect a consolidated effective tax rate of 8.5% to 9.0% in 2013, excluding the net tax benefit for the revaluation of certain deferred tax assets and liabilities resulting from the REIT conversion.

Expenses associated with debt refinancing transactions

During 2012, we reported charges of $2.1 million in connection with debt refinancing transactions further described hereafter, consisting of $1.7 million for the write-off of loan costs associated with both the amended and restated revolving credit facility and the various redemptions of senior unsecured notes during 2012, and $0.4 million of fees paid in connection with the tender offer for our 6.25% senior unsecured notes in the first quarter of 2012.

Discontinued operations

In November 2011, we announced our joint decision with the state of Mississippi to cease operations of the 1,172-bed Delta Correctional Facility in Greenwood, Mississippi. We began ramping down the population of approximately 900 inmates from the state-owned Delta facility in December 2011 and completely closed the facility in January 2012. Accordingly, we reclassified the results of operations, net of taxes, and the assets and liabilities of this facility as discontinued operations upon termination of operations in the first quarter of 2012 for all periods presented. The Delta facility operated at a loss of $0.4 million and $1.3 million, net of taxes, for 2012 and 2011, respectively.

Year Ended December 31, 2011 Compared to the Year Ended December 31, 2010

During the year ended December 31, 2011, we generated net income of $162.5 million, or $1.54 per diluted share, compared with net income of $157.2 million, or $1.39 per diluted share, for the previous year. Contributing to the increase in net income for 2011 compared to the previous year was an increase in operating income of $9.7 million, from $324.3 million during 2010 to $334.0 million during 2011 as a result of an increase in average daily inmate populations and new management contracts, partially offset by an increase in general and administrative expenses and depreciation and amortization. Net income per diluted share during 2011 compared with 2010 was favorably impacted by our stock repurchase programs as further described hereafter. Net income during 2010 was negatively impacted by approximately $3.2 million of non-cash charges for the write-off of goodwill and other costs associated with the termination of the management contracts at the Gadsden and Hernando County facilities classified as discontinued operations in the accompanying consolidated financial statements as further described hereafter.

Facility Operations

Revenue and expenses per compensated man-day for all of the facilities placed into service that we owned or managed, exclusive of those discontinued (see further discussion below regarding discontinued operations), were as follows for the years ended December 31, 2011 and 2010:

	For the Years Ended December 31,
	2011	2010
Revenue per compensated man-day	$58.81	$58.71
Operating expenses per compensated man-day:
Fixed expense	30.62	30.63
Variable expense	9.60	9.60

Total	40.22	40.23

Operating margin per compensated man-day	$18.59	$18.48

Operating margin	31.6%	31.5%

Average compensated occupancy	89.9%	90.3%

Average available beds	89,015	85,631

Average compensated population	80,027	77,311

Revenue

Average compensated population increased 2,716 from 77,311 during the year ended December 31, 2010 to 80,027 during the year ended December 31, 2011. The increase in average compensated population resulted primarily from increases in average compensated population from the state of Florida resulting from the commencement of operations at the 1,884-bed Graceville Correctional Facility and the 985-bed Moore Haven Correctional Facility, as further described in our Managed-Only Facilities section. Further, we experienced increases in average compensated populations from the state of Georgia at two facilities we expanded in May 2010. We also experienced an increase in inmate populations from the USMS at our 1,072-bed Nevada Southern Detention Center, which was completed during the third quarter of 2010. These increases in average compensated populations were partially offset by declines in compensated population at the California City facility after transitioning from housing BOP inmates during the third quarter of 2010 to housing lower populations from the USMS and ICE at this facility during 2011. The management contract with the BOP contained terms requiring us to be compensated at a 95% guaranteed occupancy through the termination of that contract on October 1, 2010.

Our total facility management revenue increased by $61.4 million, or 3.7%, during 2011 compared with 2010 resulting primarily from an increase in revenue of approximately $58.2 million generated by an increase in the average daily compensated population during 2011. Also contributing to the increase in facility management revenue was an increase of 0.2% in the average revenue per compensated man-day resulting in an increase of $3.2 million in facility management revenue.

Business from our federal customers, including the BOP, the USMS, and ICE continues to be a significant component of our business, with federal revenues increasing $31.5 million, or 4.4% from $717.8 million in 2010 to $749.3 million in 2011. Our federal customers generated 43% of our total revenue for both of the years ended December 31, 2011 and 2010.

State revenue increased $27.4 million, or 3.3%, from $828.0 million for the year ended December 31, 2010 to $855.4 million for the year ended December 31, 2011. State revenues increased primarily from the state of Florida as a result of the commencement of operations at the Graceville Correctional facility and the Moore Haven Correctional Facility in the third quarter of 2010. Partially offsetting this increase in state revenues, we experienced a reduction in revenues from the state of Arizona at the Diamondback Correctional Facility after idling the facility in the second quarter of 2010.

Operating Expenses

Operating expenses totaled $1,190.9 million and $1,151.2 million for the years ended December 31, 2011 and 2010, respectively. Operating expenses per compensated man-day during the year ended December 31, 2011 decreased slightly from $40.23 in 2010 to $40.22 in 2011. Salaries and benefits represent the most significant component of fixed operating expenses, representing approximately 64% of our operating expenses during 2011 compared with 65% of our operating expenses during 2010. During 2011, salaries and benefits expense at our correctional and detention facilities increased $23.5 million from 2010. We provided wage increases in the third quarter of 2011 to the majority of our employees, the first such wage increase in three years, which resulted in an increase in operating expenses during the second half of 2011.

Although we did not provide annual wage increases during 2010 to the majority of our employees, our salaries expense during 2010 included $4.1 million, or $0.14 per compensated man-day, of bonuses paid to non-management level staff in-lieu of wage increases. Salaries expense in 2010 was also negatively impacted by the necessary retention of staff during the ramp-down period of inmate populations at our Diamondback, Huerfano, and Prairie facilities.

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

The following tables display the revenue and expenses per compensated man-day for the facilities placed into service that we own and manage and for the facilities we manage but do not own:

	For the Years Ended December 31,
	2011	2010
Owned and Managed Facilities:
Revenue per compensated man-day	$66.68	$66.30
Operating expenses per compensated man-day:
Fixed expense	32.40	32.40
Variable expense	10.07	10.08

Total	42.47	42.48

Operating margin per compensated man-day	$24.21	$23.82

Operating margin	36.3%	35.9%

Average compensated occupancy	87.4%	88.0%

Average available beds	63,797	62,518

Average compensated population	55,747	55,033

Managed Only Facilities:
Revenue per compensated man-day	$40.76	$39.95
Operating expenses per compensated man-day:
Fixed expense	26.54	26.28
Variable expense	8.52	8.43

Total	35.06	34.71

Operating margin per compensated man-day	$5.70	$5.24

Operating margin	14.0%	13.1%

Average compensated occupancy	96.3%	96.4%

Average available beds	25,218	23,113

Average compensated population	24,280	22,278

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

Managed-Only Facilities

Total revenue at our managed-only facilities increased $36.4 million, from $324.9 million in 2010 to $361.2 million in 2011. Our operating margins increased to 14.0% at our managed-only facilities during the year ended December 31, 2011 compared with 13.1% during the year ended December 31, 2010. The managed-only business remains very competitive which continues to put pressure on per diems resulting in only marginal increases in the managed-only revenue per compensated man-day from existing customers. Revenue per compensated man-day increased 2.0% during the year ended December 31, 2011 compared with the prior year, primarily as a result of a change in mix of inmate populations as we were awarded new management contracts from new customers with per diem rates higher than existing rates, as further described hereafter.

Operating expenses per compensated man-day increased 1.0% to $35.06 during the year ended December 31, 2011 from $34.71 during the prior year. Fixed operating expenses per compensated man-day during 2011 were affected by increases in personnel costs caused largely by the aforementioned July 2011 wage increases, increases in repair and maintenance expenses, increases in utility expenses, as well as supply expenses primarily at the Graceville Correctional Facility and Moore Haven Correctional Facility, both of which commenced operations in the third quarter of 2010 as further described hereafter.

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

During the years ended December 31, 2011 and 2010, managed-only facilities generated 9.3% and 8.2%, respectively, of our total facility contribution. We define facility contribution as a facility’s operating income or loss before interest, taxes, goodwill impairment, depreciation, and amortization.

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

Depreciation and amortization

For the years ended December 31, 2011 and 2010, depreciation and amortization expense totaled $108.2 million and $103.7 million, respectively. The increase in depreciation and amortization from 2010 resulted primarily from additional depreciation expense recorded on our capital expenditures, most notably the completion during the third quarter of 2010 of our newly constructed Nevada Southern Detention Center.

Interest expense, net

Interest expense was reported net of interest income and capitalized interest for the years ended December 31, 2011 and 2010. Gross interest expense, net of capitalized interest, was $75.4 million and $73.4 million, respectively, for the years ended December 31, 2011 and 2010. Gross interest expense during these periods was based on outstanding borrowings under our revolving credit facility, our outstanding senior notes, and amortization of loan costs and unused facility fees. We have benefited from relatively low interest rates on our revolving credit facility, which is largely based on the LIBOR. It is possible that LIBOR could increase in the future. Currently, the interest rate on our amended and restated revolving credit facility, which commenced in January 2012, bears interest at a LIBOR plus a margin of 1.50% compared to LIBOR plus a margin of 0.75% during 2011 on our then outstanding revolving credit facility.

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

Income tax expense

During the years ended December 31, 2011 and 2010, our financial statements reflected an income tax provision of $97.0 million and $94.8 million, respectively, and our effective tax rate was approximately 37.2% and 37.4% during the years ended December 31, 2011 and 2010, respectively. Our effective tax rate is estimated based on our current projection of taxable income and can fluctuate based on changes in these estimates, the implementation of tax planning strategies, changes in federal or state tax rates, changes in tax laws, changes in estimates related to uncertain tax positions, or changes in state apportionment factors, as well as changes in the valuation allowance applied to our deferred tax assets that are based primarily on the amount of state net operating losses and tax credits that could expire unused.

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

In November 2011, we announced our joint decision with the state of Mississippi to cease operations of the 1,172-bed Delta Correctional Facility in Greenwood, Mississippi. We began ramping down the population of approximately 900 inmates from the state-owned Delta facility in December 2011 and completely closed the facility in January 2012. Accordingly, we reclassified the results of operations, net of taxes, and the assets and liabilities of this facility as discontinued operations upon termination of operations for all periods presented. The Delta facility operated at a loss of $1.3 million and $0.8 million, net of taxes, for the years ended December 31, 2011 and 2010, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Our principal capital requirements are for working capital, stockholder distributions, capital expenditures, and debt service payments. Capital requirements may also include cash expenditures associated with our outstanding commitments and contingencies, as further discussed in the notes to our financial statements. Additionally, we may incur capital expenditures to expand the design capacity of certain of our facilities (in order to retain management contracts) and to increase our inmate bed capacity for anticipated demand from current and future customers. We may acquire additional correctional facilities that we believe have favorable investment returns and increase value to our stockholders. We will also consider opportunities for growth, including potential acquisitions of businesses within our line of business and those that provide complementary services, provided we believe such opportunities will broaden our market share and/or increase the services we can provide to our customers.

We also regularly evaluate alternative uses of our cash flow in order to provide value to our shareholders. As further described hereafter, from 2009 through December 2011, we repurchased $508.2 million of our common stock pursuant to several stock repurchase programs approved by our Board of Directors. In February 2012, we terminated our share repurchase program and announced our intention to initiate a quarterly dividend beginning in the second quarter of 2012. Subsequently, our Board of Directors declared and paid quarterly dividends of $0.20 per share for the second, third, and fourth quarters of 2012. The aggregate dividend on our common stock was $60.2 million in 2012.

To qualify and be taxed as a REIT, we will generally be required to annually distribute to our stockholders an amount equal to at least 90% of our REIT taxable income (determined without regard to the dividends paid deduction and excluding net capital gains). Our REIT taxable income typically will not include income earned by our TRSs except to the extent the TRSs pay dividends to the REIT. Prior to the REIT conversion, we operated as a C corporation. A REIT is not permitted to retain earnings and profits accumulated during the years it was taxed as a C corporation, and must make one or more distributions to stockholders that equal or exceed those accumulated amounts. We currently expect to distribute during 2013 our pre-REIT accumulated earnings and profits in a one-time special distribution to our stockholders of approximately $650.0 million to $700.0 million (the “E&P Distribution”). We currently expect to make 80% of this distribution with shares of our common stock and 20% with cash. We cannot determine the number of shares that will be distributed to our stockholders until such time of the distribution.

We intend to increase our regular quarterly distribution in 2013 to help ensure that we qualify for taxation as a REIT. The amount, timing and frequency of future distributions, however, will be at the sole discretion of our Board of Directors and will be declared based upon various factors, many of which are beyond our control, including our financial condition and operating cash flows, the amount required to maintain qualification and taxation as a REIT and reduce any income and excise taxes that we otherwise would be required to pay, limitations on distributions in our existing and future debt instruments, our ability to utilize net operating losses (“NOLs”) to offset, in whole or in part, our REIT distribution requirements, limitations on our ability to fund distributions using cash generated through our TRSs and other factors that our Board of Directors may deem relevant.

As of December 31, 2012, our liquidity was provided by cash on hand of $62.9 million, and $104.0 million available under our revolving credit facility. During the year ended December 31, 2012 and 2011, we generated $283.3 million and $351.1 million, respectively, in cash through operating activities, and as of December 31, 2012, we had net working capital of $184.3 million. We currently expect to be able to meet our cash expenditure requirements for the next year. None of our outstanding debt requires scheduled principal repayments, and following the redemptions of the 6.75% and 6.25% senior notes in 2012 we have no debt maturities until December 2016.

During January 2012, we entered into an amended and restated senior secured revolving credit facility expanding the total capacity up to $785.0 million aggregate principal amount through December 2016 from the existing $450.0 million revolving credit facility that was scheduled to mature in December 2012. The amended and restated revolving credit facility matures in December 2016, and interest is based on either a base rate plus a varying margin ranging from 0.25% to 1.00% or a LIBOR plus a varying margin of 1.25% to 2.00% based on our leverage ratio. In addition to refinancing the $450.0 million revolving credit facility, the amended and restated revolving credit facility was used to fund the redemption during the first half of 2012 of our 6.25% $375.0 million senior notes due 2013 and the redemption during the second half of 2012 of our $150.0 million 6.75% senior notes due 2014, and for the payment of fees, commissions and expenses in connection with the amendment and redemptions.

We currently plan to refinance all of our $465.0 million 7.75% senior notes due 2017 to provide us with more flexibility to pay dividends, including the E&P Distribution, and to lower the interest rate on our debt. We may also seek an amendment to our revolving credit facility to obtain greater flexibility under the REIT structure. We also plan to raise additional debt capital to fund the payment of up to 20% of the E&P Distribution in cash, debt refinancing and issuance costs, and REIT conversion costs. While the specific timing, structure, and terms of these transactions has not yet been determined, we are confident in our ability to execute these transactions during 2013 given our modest leverage, strong balance sheet, and strong historical support from the credit markets.

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

Facility development and capital expenditures

We commenced development of the new Jenkins Correctional Center in Georgia during the third quarter of 2010 pursuant to a construction and management contract awarded to us by the Georgia Department of Corrections in September 2010 to manage up to 1,150 male inmates. Construction was completed during the first quarter of 2012 for a total cost of approximately $51.0 million. The contract has an initial one-year base term with 24 one-year renewal options. Additionally, the contract provides for a population guarantee of 90% which commenced in July 2012 following a 120-day ramp-up period. The Georgia Department of Corrections began transferring inmates to the facility in March 2012 and as of December 31, 2012 housed approximately 1,130 inmates at the Jenkins facility.

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

In October 2011, we announced that pursuant to a competitive re-bid we received a new contract from the BOP for the expansion and continued management of our McRae

Correctional Facility in McRae, Georgia. Under the new contract, we will have the ability to house up to 2,275 male inmates for the BOP after completing a 454-bed expansion of the McRae facility. We began the 454-bed expansion of the McRae facility late in the fourth quarter of 2011 and construction was completed in the fourth quarter of 2012. The total cost of the expansion was approximately $16.0 million.

In order to retain federal inmate populations we currently manage in the San Diego Correctional Facility, we will be required to construct a new facility in the future. The San Diego Correctional Facility is subject to a ground lease with the County of San Diego. Under the provisions of the lease, the facility is divided into three different properties whereby, pursuant to an amendment to the ground lease executed in January 2010, ownership of the entire facility reverts to the County upon expiration of the lease on December 31, 2015. As of December 31, 2012, we have invested approximately $48.7 million to acquire property, conduct environmental studies, obtain building permits, and complete various other design activities. We have developed plans to build a detention facility and a construction timeline that coincides with the expiration of the ground lease. We currently estimate the total construction cost, inclusive of land and site development costs already incurred, will range from approximately $147.0 million to $155.0 million. We plan to use this new facility to house the existing federal inmate populations at the San Diego Correctional Facility. However, we can provide no assurance that we will be able to retain these inmate populations.

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

During 2012, we incurred $76.9 million in capital expenditures, consisting of $28.6 million on prison construction and expenditures related to potential land acquisition, $18.6 million in maintenance capital expenditures on real estate assets, and $29.7 million on capital expenditures on other assets and information technology. During 2011, we incurred $171.4 million in capital expenditures, consisting of $123.5 million on prison construction and expenditures related to potential land acquisition, including the acquisition of the Lake Erie Correctional Institution, $20.1 million in maintenance capital expenditures on real estate assets, and $27.8 million on capital expenditures on other assets and information technology. During 2013, we expect to incur $85.0 million to $100.0 million in capital expenditures, consisting of $40.0 million to $45.0 million on prison construction and expenditures related to potential land acquisition, $20.0 million to $25.0 million in maintenance capital expenditures on real estate assets, and $25.0 million to $30.0 million on capital expenditures on other assets and information technology.

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

Summary of debt

As of December 31, 2012, we had $465.0 million principal amount of unsecured notes outstanding with a fixed stated interest rate of 7.75% and $655.0 million outstanding under our revolving credit facility, with a variable weighted average interest rate of 1.7%. At December 31, 2012, our total weighted average effective interest rate was 4.8% while our total weighted average maturity was 4.2 years. The January 2012 refinancing lowered our total weighted average interest rate and extended our weighted average debt maturity. Although we increased our exposure to variable rate debt, we believe we have the ability to fix the interest rate on some or all of this debt through the issuance of new debt securities or otherwise enter into swap arrangements when we determine that market conditions for such transactions are favorable. On June 3, 2011, Moody’s raised our senior unsecured debt rating to “Ba1” from “Ba2” and revised the outlook on our debt rating from positive to stable. Standard & Poor’s Ratings Services currently rates our unsecured debt and corporate credit as “BB”. On February 7, 2012, Fitch Ratings assigned a rating of “BBB-” to our revolving credit facility and “BB+” ratings to our unsecured debt and corporate credit. On January 31, 2013, Fitch Ratings affirmed these ratings in connection with our intention to convert to a REIT.

Operating Activities

Our net cash provided by operating activities for the year ended December 31, 2012 was $283.3 million compared with $351.1 million in 2011 and $255.5 million in 2010. Cash provided by operating activities represents the year to date net income plus depreciation and amortization, changes in various components of working capital, and various non-cash charges, including primarily deferred income taxes, goodwill impairment, and expenses associated with debt refinancing transactions. The decrease in cash provided by operating activities during 2012 was primarily due to the decrease in operating income and negative fluctuations in working capital balances during 2012 compared to the same period in 2011, most notably the collection during the first quarter of 2011 of past due accounts receivable outstanding at December 31, 2010, from the state of California.

Investing Activities

Our cash flow used in investing activities was $79.9 million for the year ended December 31, 2012, and was primarily attributable to capital expenditures during the year of $79.4 million, including $30.4 million for the expansion and development activities previously discussed herein, and $49.0 million for facility maintenance and information technology capital expenditures. Our cash flow used in investing activities was $172.0 million for the year ended December 31, 2011, and was primarily attributable to capital expenditures during the year of $173.9 million, including $125.7 million for the acquisition, expansion, and development activities previously discussed herein, and $48.3 million for facility maintenance and information technology capital expenditures. Our cash flow used in investing activities was $144.2 million for the year ended December 31, 2010, and was primarily attributable to capital expenditures during the year of $143.7 million, including $101.8 million for expansion and development activities and $41.8 million for facility maintenance and information technology capital expenditures.

Financing Activities

Cash flow used in financing activities was $196.3 million for the year ended December 31, 2012 and was primarily attributable to $135.0 million of net principal payments of debt and $6.3 million for payments of debt issuance and other refinancing costs associated with the aforementioned refinancing transactions. Additionally, cash flow used in financing activities included $59.8 million of dividends paid during the year ended December 31, 2012 and $2.8 million for the purchase and retirement of common stock that was issued in connection with equity-based compensation. These payments were partially offset by the cash flows associated with exercising stock options, including the related income tax benefit of equity compensation, totaling $7.6 million.

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

Contractual Obligations

The following schedule summarizes our contractual obligations by the indicated period as of December 31, 2012 (in thousands):

	Payments Due By Year Ended December 31,
	2013	2014	2015	2016	2017	Thereafter	Total
Long-term debt	$—	$—	$—	$655,000	$465,000	$—	$1,120,000
Interest on senior notes	36,038	36,038	36,038	36,038	18,019	—	162,171
Contractual facility expansions	19,322	1,546	—	—	—	—	20,868
Operating leases	4,919	4,929	3,547	825	825	7,425	22,470

Total contractual cash obligations	$60,279	$42,513	$39,585	$691,863	$483,844	$7,425	$1,325,509

The cash obligations in the table above do not include future cash obligations for variable interest expense associated with our outstanding revolving credit facility as projections would be based on future outstanding balances as well as future variable interest rates, and we are unable to make reliable estimates of either. We had $26.0 million of letters of credit outstanding at December 31, 2012 primarily to support our requirement to repay fees and claims under our workers’ compensation plan in the event we do not repay the fees and claims due in accordance with the terms of the plan. The letters of credit are renewable annually. We did not have any draws under any outstanding letters of credit during 2012, 2011, or 2010. The contractual facility expansions included in the table above represent expansion or development projects for which we have already entered into a contract with a customer that obligates us to complete the expansion or development project. Certain of our other ongoing construction and expansion projects are not currently under contract and thus are not included as a contractual obligation above as we may generally suspend or terminate such projects without substantial penalty.

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

Our primary market risk exposure is to changes in U.S. interest rates. We are exposed to market risk related to our revolving credit facility because the interest rate on our revolving credit facility is subject to fluctuations in the market. If the interest rate for our outstanding indebtedness under the revolving credit facility was 100 basis points higher or lower during the years ended December 31, 2012, 2011 and 2010, our interest expense, net of amounts capitalized, would have been increased or decreased by $5.7 million, $1.6 million, and $2.1 million, respectively. During 2012, we increased the amount of variable rate debt outstanding when we repaid $375.0 million of our 6.25% Senior Notes and $150.0 million of our 6.75% Senior Notes with borrowings available under our revolving credit facility and cash on hand.

As of December 31, 2012, we had outstanding $465.0 million of senior notes due 2017 with a fixed interest rate of 7.75%. Because the interest rate with respect to these instruments are fixed, a hypothetical 100 basis point increase or decrease in market interest rates would not have a material impact on our financial statements.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on management’s assessment and those criteria, management believes that, as of December 31, 2012, the Company’s internal control over financial reporting was effective.

The Company’s independent registered public accounting firm, Ernst & Young LLP, has issued an attestation report on the Company’s internal control over financial reporting. That report begins on page 82.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Corrections Corporation of America and Subsidiaries

We have audited Corrections Corporation of America and Subsidiaries’ internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Corrections Corporation of America and Subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Corrections Corporation of America and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Corrections Corporation of America and Subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2012, of Corrections Corporation of America and Subsidiaries and our report dated February 27, 2013, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Nashville, Tennessee

February 27, 2013

ITEM 9B.	OTHER INFORMATION.

Election of New Director

On February 21, 2013, the Company’s Board of Directors elected Robert J. Dennis to serve as a member of the Board of Directors, effective immediately, until the Company’s 2013 Annual Meeting of Stockholders and until his successor is duly elected and qualified.

In connection with Mr. Dennis’s election to the Board of Directors, Mr. Dennis received an initial grant of 2,706 shares of the Company’s restricted stock units. The restricted stock units were issued pursuant to the Company’s Amended and Restated 2008 Stock Incentive Plan and are subject to individual award agreements, the form of which is being filed herewith as Exhibit 10.23 to this Annual Report on Form 10-K and is incorporated herein by reference. The Board of Directors made no determination as to the committee or committees of the Board of Directors on which Mr. Dennis may serve. There were no arrangements or understandings between Mr. Dennis and any other persons pursuant to which he was selected as a director. In addition, Mr. Dennis is not a party to any transaction, or any proposed transaction required to be disclosed pursuant to Item 404(a) of Regulation S-K.

Mr. Dennis will be compensated for his service according to the Company’s policy for non-employee directors. A description of the compensation payable to members of the Company’s non-employee directors was included in the Company’s Definitive Proxy Statement on Schedule 14A, filed on March 30, 2012.

Mr. Dennis is the chairman, president and chief executive officer of Genesco Inc., a diversified retailer of footwear, headwear, sports apparel and accessories, where he has served in an executive capacity since 2004. A 27-year retail veteran, Mr. Dennis has held senior positions with Hat World Corporation and Asbury Automotive and was a partner and leader of the North American Retail Practice with McKinsey & Company, an international consulting firm. Mr. Dennis holds a master of business administration degree, with distinction, from the Harvard Business School, with a focus on consumer marketing, and bachelor’s and master’s degrees from Rensselaer Polytechnic Institute. Mr. Dennis served as a member of the board of directors of Teavana Holdings, Inc., a publicly traded purveyor of high quality teas and tea products, until its acquisition by Starbucks in December 2012. He serves on the board of directors with the United Way of Metropolitan Nashville, the Nashville Symphony, and serves on the Board of Visitors at Vanderbilt University’s Owen School of Management.

In connection with Mr. Dennis’s appointment to the Board of Directors, the Company also entered into an Indemnification Agreement (the “Indemnification Agreement”) with Mr. Dennis in the form disclosed in the Company’s public filings and previously approved by the Board of Directors, as referenced below. Pursuant to the terms of the Indemnification Agreement, the Company will be required to indemnify and advance expenses to Mr. Dennis to the maximum extent permitted by Maryland law, except as otherwise provided in the Indemnification Agreement, if he is or is threatened to be made a party to a proceeding by reason of his status as a director of the Company. The foregoing description of the Indemnification Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the form of Indemnification Agreement, a copy of which was filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (Commission File no. 001-16109), filed with the Commission on August 18, 2009 and which is incorporated herein by reference.

Form of Restricted Stock Unit Award Agreement (Time-Vesting)

On February 21, 2013, the Compensation Committee of the Board of Directors approved a new form of restricted stock unit award agreement (the “Executive RSU Agreement”) to be utilized with respect to restricted stock unit awards to its executive officers under the Company’s 2008 Stock Incentive Plan. The Executive RSU Agreement is substantially similar to the form of restricted stock unit award agreement previously utilized by the Company, except that the equity awards granted pursuant to the Executive RSU Agreement will vest equally in annual installments over a period of three years from the date of the award provided that the recipient remains employed full-time by the Company or an affiliate at all times following the date of the award.

The foregoing description does not purport to be a complete description of the parties’ rights and obligations under the Executive RSU Agreement. The above description is qualified in its entirety by reference to the Executive RSU Agreement, which is being filed herewith as Exhibit 10.23 to this Annual Report on Form 10-K and is incorporated herein by reference.

Restricted Stock Units Awards

On February 21, 2013, the Compensation Committee of the Board of Directors approved grants of Restricted Stock Units (“RSUs”) pursuant to the Executive RSU Agreement (described above) for the following persons, who are anticipated to constitute the named executive officers of the Company for 2013, as follows:

Name	Title	Number of Restricted Stock Units
Damon T. Hininger	President and Chief Executive Officer	50,170

Todd J Mullenger	Executive Vice President and Chief Financial Officer	24,154

Harley G. Lappin	Executive Vice President and Chief Corrections Officer	24,154

Anthony L. Grande	Executive Vice President and Chief Development Officer	24,154

Brian D. Collins	Executive Vice President and Chief Human Resources Officer	19,892

Each RSU represents the right to receive one share of Company common stock upon vesting or at any earlier time as provided in the RSU award agreement, unless forfeited. The RSUs granted to executives vest over three years in approximately equal installments. The first installment of one-third of the shares will vest on February 21, 2014. Any executive who terminates his employment with the Company or an affiliate of the Company other than because of his death or disability, will forfeit all unvested RSUs to the extent not yet vested at the time of termination. The executives will receive cash dividend equivalents payable on or about the same time ordinary quarterly cash dividends are paid to stockholders of the Company.

Dividend Declared for First Quarter 2013

On February 22, 2013, the Company’s Board of Directors declared a dividend for the first quarter of 2013 of $0.53 per share to be paid on April 15, 2013 to stockholders of record as of the close of business on April 3, 2013.

PART III.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this Item 10 will appear in, and is hereby incorporated by reference from, the information under the headings “Proposal 1 – Election of Directors-Directors Standing for Election,” “Executive Officers-Information Concerning Executive Officers Who Are Not Directors,” “Corporate Governance – Board of Directors Meetings and Committees,” “Corporate Governance – Independence and Financial Literacy of Audit Committee Members,” and “Security Ownership of Certain Beneficial Owners and Management – Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement for the 2013 Annual Meeting of Stockholders.

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

The information required by this Item 11 will appear in, and is hereby incorporated by reference from, the information under the headings “Executive and Director Compensation” and “Compensation Committee Interlocks and Insider Participation” in our definitive proxy statement for the 2013 Annual Meeting of Stockholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this Item 12 will appear in, and is hereby incorporated by reference from, the information under the heading “Security Ownership of Certain Beneficial Owners and Management – Ownership of Common Stock” in our definitive proxy statement for the 2013 Annual Meeting of Stockholders.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth certain information as of December 31, 2012 regarding compensation plans under which our equity securities are authorized for issuance.

	(a)	(b)	(c)
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted – Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plan (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by stockholders	4,046,729	$20.61	11,306,642
Equity compensation plans not approved by stockholders	—	—	—

Total	4,046,729	$20.61	11,306,642

(1)	Reflects shares of common stock available for issuance under our Amended and Restated 2008 Stock Incentive Plan and our Non-Employee Directors’ Compensation Plan, the only equity compensation plans approved by our stockholders under which we continue to grant awards.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this Item 13 will appear in, and is hereby incorporated by reference from, the information under the heading “Corporate Governance – Certain Relationships and Related Transactions” and “Corporate Governance – Director Independence” in our definitive proxy statement for the 2013 Annual Meeting of Stockholders.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by this Item 14 will appear in, and is hereby incorporated by reference from, the information under the heading “Proposal 2 – Ratification of Appointment of Independent Registered Public Accounting Firm” in our definitive proxy statement for the 2013 Annual Meeting of Stockholders.

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

Consolidated Financial Statements of Corrections Corporation of America and Subsidiaries

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of

Corrections Corporation of America and Subsidiaries

We have audited the accompanying consolidated balance sheets of Corrections Corporation of America and Subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Corrections Corporation of America and Subsidiaries at December 31, 2012 and 2011, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Corrections Corporation of America and Subsidiaries’ internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2013, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Nashville, Tennessee

February 27, 2013

CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	December 31,
	2012	2011
ASSETS
Cash and cash equivalents	$62,897	$55,802
Accounts receivable, net of allowance of $2,578 and $1,218, respectively	252,764	269,685
Deferred tax assets	8,022	11,768
Prepaid expenses and other current assets	27,059	18,676
Current assets of discontinued operations	—	3,498

Total current assets	350,742	359,429

Property and equipment, net	2,568,791	2,608,740

Restricted cash	5,022	5,013
Investment in direct financing lease	7,467	9,233
Goodwill	11,988	11,988
Other assets	30,732	25,047
Non-current assets of discontinued operations	—	181

Total assets	$2,974,742	$3,019,631

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued expenses	$166,000	$195,726
Income taxes payable	102	605
Current liabilities of discontinued operations	356	2,031

Total current liabilities	166,458	198,362

Long-term debt	1,111,545	1,245,014
Deferred tax liabilities	139,526	136,503
Other liabilities	35,593	31,730

Total liabilities	1,453,122	1,611,609

Commitments and contingencies

Preferred stock—$0.01 par value; 50,000 shares authorized; none issued and outstanding at December 31, 2012 and 2011, respectively	—	—
Common stock—$0.01 par value; 300,000 shares authorized; 100,105 and 99,528 shares issued and outstanding at December 31, 2012 and 2011, respectively	1,001	995
Additional paid-in capital	1,146,488	1,129,435
Retained earnings	374,131	277,592

Total stockholders’ equity	1,521,620	1,408,022

Total liabilities and stockholders’ equity	$2,974,742	$3,019,631

The accompanying notes are an integral part of these consolidated financial statements.

CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	For the Years Ended December 31,
	2012	2011	2010
REVENUE:
Management and other	$1,757,221	$1,722,139	$1,660,760
Rental	2,664	2,204	2,557

	1,759,885	1,724,343	1,663,317

EXPENSES:
Operating	1,252,184	1,190,873	1,151,163
General and administrative	88,935	91,227	84,148
Depreciation and amortization	113,933	108,216	103,710

	1,455,052	1,390,316	1,339,021

OPERATING INCOME	304,833	334,027	324,296

OTHER (INCOME) EXPENSE:
Interest expense, net	58,363	72,940	71,127
Expenses associated with debt refinancing transactions	2,099	—	—
Other (income) expense	(338)	304	41

	60,124	73,244	71,168

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	244,709	260,783	253,128
Income tax expense	(87,586)	(97,017)	(94,765)

INCOME FROM CONTINUING OPERATIONS	157,123	163,766	158,363
Loss from discontinued operations, net of taxes	(362)	(1,256)	(1,170)

NET INCOME	$156,761	$162,510	$157,193

BASIC EARNINGS PER SHARE:
Income from continuing operations	$1.58	$1.56	$1.41
Loss from discontinued operations, net of taxes	—	(0.01)	(0.01)

Net income	$1.58	$1.55	$1.40

DILUTED EARNINGS PER SHARE:
Income from continuing operations	$1.56	$1.55	$1.40
Loss from discontinued operations, net of taxes	—	(0.01)	(0.01)

Net income	$1.56	$1.54	$1.39

DIVIDENDS PER SHARE	$0.60	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Years Ended December 31,
	2012	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$156,761	$162,510	$157,193
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	113,933	108,931	106,273
Goodwill impairment	—	—	1,684
Amortization of debt issuance costs and other non-cash interest	4,316	4,331	4,250
Expenses associated with debt refinancing transactions	2,099	—	—
Deferred income taxes	5,761	19,321	26,203
Other expenses and non-cash items	1,084	1,559	645
Income tax benefit of equity compensation	(2,708)	(1,962)	(4,371)
Non-cash equity compensation	12,325	10,384	9,646
Changes in assets and liabilities, net:
Accounts receivable, prepaid expenses and other assets	12,189	46,941	(70,964)
Accounts payable, accrued expenses and other liabilities	(24,219)	(2,456)	21,049
Income taxes payable	1,715	1,517	3,907

Net cash provided by operating activities	283,256	351,076	255,515

CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for facility acquisition, development and expansions	(30,424)	(125,682)	(101,820)
Expenditures for other capital improvements	(49,014)	(48,258)	(41,843)
Decrease in restricted cash	—	1,749	—
Proceeds from sale of assets	1,838	885	86
Increase in other assets	(4,027)	(2,248)	(1,875)
Payments received on direct financing lease and notes receivable	1,707	1,515	1,229

Net cash used in investing activities	(79,920)	(172,039)	(144,223)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of debt	888,500	383,623	171,167
Principal repayments of debt	(1,023,500)	(296,589)	(165,000)
Payment of debt issuance and other refinancing and related costs	(6,336)	—	—
Proceeds from exercise of stock options	4,933	2,137	6,601
Purchase and retirement of common stock	(2,808)	(239,847)	(148,830)
Income tax benefit of equity compensation	2,708	1,962	4,371
Dividends paid	(59,768)	—	—

Net cash used in financing activities	(196,271)	(148,714)	(131,691)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	7,065	30,323	(20,399)

CASH AND CASH EQUIVALENTS, beginning of year	55,832	25,509	45,908

CASH AND CASH EQUIVALENTS, end of year	$62,897	$55,832	$25,509

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest (net of amounts capitalized of $1,057, $1,584, and $3,922 in 2012, 2011, and 2010, respectively)	$66,943	$71,002	$69,121

Income taxes	$83,864	$70,341	$61,396

The accompanying notes are an integral part of these consolidated financial statements.

CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2012, 2011, AND 2010

(in thousands)

	Common Stock		Additional Paid-In	Retained	Total Stockholders’
	Shares	Par Value	Capital	Earnings	Equity
BALANCE, December 31, 2009	115,962	$1,160	$1,483,497	$(42,111)	$1,442,546
Net income	—	—	—	157,193	157,193
Issuance of common stock	2	—	47	—	47
Retirement of common stock	(7,288)	(73)	(148,879)	—	(148,952)
Restricted stock compensation, net of forfeitures	(26)	—	5,508	—	5,508
Stock option compensation expense, net of forfeitures	—	—	4,091	—	4,091
Income tax benefit of equity compensation	—	—	3,837	—	3,837
Restricted stock grants	293	3	(3)	—	—
Stock options exercised	811	8	6,593	—	6,601

BALANCE, December 31, 2010	109,754	$1,098	$1,354,691	$115,082	$1,470,871

(Continued)

CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2012, 2011, AND 2010

(in thousands)

	Common Stock		Additional Paid-In	Retained	Total Stockholders’
	Shares	Par value	Capital	Earnings	Equity
BALANCE, December 31, 2010	109,754	$1,098	$1,354,691	$115,082	$1,470,871
Net income	—	—	—	162,510	162,510
Issuance of common stock	3	—	51	—	51
Retirement of common stock	(10,661)	(107)	(239,618)	—	(239,725)
Restricted stock compensation, net of forfeitures	(22)	—	6,123	—	6,123
Stock option compensation expense, net of forfeitures	—	—	4,210	—	4,210
Income tax benefit of equity compensation	—	—	1,845	—	1,845
Restricted stock grants	186	2	(2)	—	—
Stock options exercised	268	2	2,135	—	2,137

BALANCE, December 31, 2011	99,528	$995	$1,129,435	$277,592	$1,408,022

(Continued)

CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2012, 2011, AND 2010

(in thousands)

(Continued)

	Common Stock		Additional Paid-In	Retained	Total Stockholders’
	Shares	Par value	Capital	Earnings	Equity
BALANCE, December 31, 2011	99,528	$995	$1,129,435	$277,592	$1,408,022
Net income	—	—	—	156,761	156,761
Issuance of common stock	1	—	29	—	29
Retirement of common stock	(110)	(1)	(2,807)	—	(2,808)
Dividends declared on common stock ($0.60 per share)	—	—	—	(60,222)	(60,222)
Restricted stock compensation, net of forfeitures	(13)	—	7,635	—	7,635
Stock option compensation expense, net of forfeitures	—	—	4,661	—	4,661
Income tax benefit of equity compensation	—	—	2,609	—	2,609
Restricted stock grants	333	3	(3)	—	—
Stock options exercised	366	4	4,929	—	4,933

BALANCE, December 31, 2012	100,105	$1,001	$1,146,488	$374,131	$1,521,620

The accompanying notes are an integral part of these consolidated financial statements.

CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012, 2011 AND 2010

1.	ORGANIZATION AND OPERATIONS

Corrections Corporation of America (together with its subsidiaries, the “Company” or “CCA”) is the nation’s largest owner of privatized correctional and detention facilities and one of the largest prison operators in the United States, behind only the federal government and three states. CCA currently operates 67 correctional and detention facilities, including 47 facilities that it owns, with a total design capacity of approximately 92,500 beds in 20 states and the District of Columbia. CCA also owns two additional correctional facilities that it leases to third-party operators, one of which is currently vacant.

CCA specializes in owning, operating and managing prisons and other correctional facilities and providing inmate residential and prisoner transportation services for governmental agencies. In addition to providing the fundamental residential services relating to inmates, CCA’s facilities offer a variety of rehabilitation and educational programs, including basic education, religious services, life skills and employment training and substance abuse treatment. These services are intended to help reduce recidivism and to prepare inmates for their successful reentry into society upon their release. CCA also provides health care (including medical, dental and mental health services), food services, and work and recreational programs.

In February 2013, CCA received a favorable ruling from the IRS substantially in the form submitted, and announced that the Company had completed its analysis of the feasibility and potential benefits of converting to a real estate investment trust (“REIT”) and had completed the reorganization of its corporate structure to begin operating as a REIT for federal income tax purposes effective January 1, 2013.

Beginning in 2013, CCA will provide correctional services and conduct other business activities through one or more Taxable REIT Subsidiaries (“TRSs”). A TRS is a subsidiary of a REIT that is subject to applicable corporate income tax and certain qualification requirements. CCA’s use of TRSs enables the Company to continue to provide correctional services at facilities it owns and at facilities owned by its government partners and to engage in certain other business activities while complying with REIT qualification requirements. CCA’s use of TRSs also allows it to retain income generated by these TRSs for reinvestment without the requirement of distributing those earnings.

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

Restricted Cash

Restricted cash at both December 31, 2012 and 2011 of $5.0 million is restricted for a capital improvements, replacements, and repairs reserve.

Accounts Receivable and Allowance for Doubtful Accounts

At December 31, 2012 and 2011, accounts receivable of $252.8 million and $269.7 million were net of allowances for doubtful accounts totaling $2.6 million and $1.2 million, respectively. Accounts receivable consist primarily of amounts due from federal, state, and local government agencies for the utilization of CCA’s correctional and detention facilities, as well as for operating and managing prisons and other correctional facilities and providing inmate residential and prisoner transportation services to such government agencies.

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

Other revenue consists primarily of ancillary revenues associated with operating correctional and detention facilities, such as commissary, phone, and vending sales, and are recorded in the period the goods and services are provided. Revenues generated from prisoner transportation services for governmental agencies are recorded in the period the inmates have been transported to their destination. Design and construction management fees earned from governmental agencies for certain expansion and development projects at managed-only facilities operated by CCA are recorded based on a percentage of completion of the construction project.

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

Deferred income taxes reflect the available net operating losses and the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Realization of the future tax benefits related to deferred tax assets is dependent on many factors, including CCA’s past earnings history, expected future earnings, the character and jurisdiction of such earnings, unsettled circumstances that, if unfavorably resolved, would adversely affect utilization of its deferred tax assets, carryback and carryforward periods, and tax strategies that could potentially enhance the likelihood of realization of a deferred tax asset. See Note 11 for a further description of the impact expected as a result of CCA’s intention to convert to a REIT.

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

Fair Value of Financial Instruments

To meet the reporting requirements of ASC 825, “Financial Instruments”, CCA calculates the estimated fair value of financial instruments using market interest rates and quoted market prices of similar instruments or discounted cash flow techniques with observable Level 2 inputs, as defined in ASC 820, “Fair Value Measurement”. At December 31, 2012 and 2011, there were no material differences between the carrying amounts and the estimated fair values of CCA’s financial instruments, other than as follows (in thousands):

	December 31,
	2012		2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Investment in direct financing lease	$9,233	$10,852	$10,798	$12,613
Note receivable from APM	$4,819	$8,678	$4,749	$7,825
Debt	$(1,111,545)	$(1,152,550)	$(1,245,014)	$(1,302,550)

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

CCA derives its revenues primarily from amounts earned under federal, state, and local government management contracts. For each of the years ended December 31, 2012, 2011 and 2010, federal correctional and detention authorities represented 43% of CCA’s total revenue. Federal correctional and detention authorities consist primarily of the Federal Bureau of Prisons (“BOP”), the United States Marshals Service (“USMS”), and the U.S. Immigration and Customs Enforcement (“ICE”).

The BOP accounted for 12%, 12%, and 15% of total revenue for 2012, 2011, and 2010, respectively. The USMS accounted for 19%, 20%, and 16% of total revenue for 2012, 2011, and 2010, respectively. ICE accounted for 12% of total revenue for each of 2012, 2011, and 2010. These federal customers have management contracts at facilities CCA owns and at facilities CCA manages but does not own. Additionally, CCA’s management contracts with state correctional authorities represented 50% of total revenue during each of the years ended December 31, 2012, 2011, and 2010, respectively. The State of California Department of Corrections and Rehabilitation (the “CDCR”) accounted for 12%, 13%, and 13% of total revenue for the years ended December 31, 2012, 2011, and 2010, respectively. No other customer generated more than 10% of total revenue during 2012, 2011, or 2010. Although the revenue generated from each of these agencies is derived from numerous management contracts, the loss of one or more of such contracts could have a material adverse impact on CCA’s financial condition and results of operations.

Comprehensive Income

In June 2011, FASB issued Accounting Standards Update (“ASU”) No. 2011-05, “Presentation of Comprehensive Income”, which amended the disclosure and presentation requirements of Comprehensive Income. Specifically, FASB ASU No. 2011-05 requires that all nonowner changes in stockholders’ equity be presented either in 1) a single continuous statement of comprehensive income or 2) two separate but consecutive statements, in which the first statement presents total net income and its components, and the second statement presents total other comprehensive income and its components. The ASU does not change the items that are required to be reported in other comprehensive income. The ASU was effective for interim and annual periods beginning after December 15, 2011, and has been applied retrospectively. This ASU did not have any impact on the Company’s results of operations or financial position as the Company has no items of comprehensive income.

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

Stock Options

CCA’s stock option plans are described more fully in Note 13. CCA accounts for those plans under the recognition and measurement principles of ASC 718. All options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

3.	GOODWILL

Goodwill for continuing operations was $12.0 million as of December 31, 2012 and 2011 and was associated with facilities CCA manages but does not own. This goodwill was established in connection with the acquisitions of two service companies during 2000. ASC 350, “Intangibles-Goodwill and Other”, establishes accounting and reporting requirements for goodwill and other intangible assets. In September 2011, CCA early adopted the Financial Accounting Standards Board’s Accounting Standards Update (“ASU”) 2011-08 that gives companies the option to perform a qualitative assessment that may allow them to skip the annual two-step impairment test. Under the amendments in ASU 2011-08, a company has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. If the two-step impairment test is required, CCA determines the fair value of a reporting unit using a collaboration of various common valuation techniques, including market multiples and discounted cash flows. These impairment tests are required to be performed at least annually. CCA performed its impairment tests during the fourth quarter, in connection with CCA’s annual budgeting process, and concluded no additional impairments had occurred. CCA will perform these impairment tests at least annually and whenever circumstances indicate the carrying value of goodwill may not be recoverable.

During the second quarter of 2010, a goodwill impairment charge of $1.7 million was recorded as a result of the contract terminations at the Gadsden Correctional Institution and the Hernando County Jail as further described in Note 12. The operations of these two facilities were transferred to other operators during the third quarter of 2010 and are reported as discontinued operations for all periods presented.

4.	PROPERTY AND EQUIPMENT

At December 31, 2012, CCA owned 51 real estate properties, including 49 correctional and detention facilities, two of which CCA leased to other operators (one of which is currently vacant), and two corporate office buildings. At December 31, 2012, CCA also managed 20 correctional and detention facilities owned by governmental agencies.

Property and equipment, at cost, consists of the following (in thousands):

	December 31,
	2012	2011
Land and improvements	$122,258	$119,171
Buildings and improvements	3,036,018	2,958,044
Equipment and software	318,314	301,786
Office furniture and fixtures	30,805	30,251
Construction in progress	60,572	99,408

	3,567,967	3,508,660
Less: Accumulated depreciation	(999,176)	(899,920)

	$2,568,791	$2,608,740

Construction in progress primarily consists of correctional facilities under construction or expansion. Interest is capitalized on construction in progress and amounted to $1.1 million, $1.6 million, and $3.9 million in 2012, 2011, and 2010, respectively.

Depreciation expense was $114.1 million, $108.4 million, and $106.1 million for the years ended December 31, 2012, 2011, and 2010, respectively.

Eleven of the facilities owned by CCA are or will be subject to options that allow various governmental agencies to purchase those facilities. Certain of these options to purchase are based on a depreciated book value while others are based on a fair market value calculation. In addition, two facilities, one of which is also subject to a purchase option, are constructed on land that CCA leases from governmental agencies under ground leases. Under the terms of those ground leases, the facilities become the property of the governmental agencies upon expiration of the ground leases. CCA depreciates these properties over the shorter of the term of the applicable ground lease or the estimated useful life of the property.

CCA leases portions of the land and building of the San Diego Correctional Facility under an operating lease that expires December 2015 pursuant to amended lease terms executed between CCA and the County of San Diego in January 2010. CCA also leases land and building at the Elizabeth Detention Center under operating leases that expire June 2015. CCA also leases the land and building at the North Georgia Detention Center under an operating lease that was recently amended in June 2012 and expires in 2027. The rental expense incurred for these leases was $4.7 million, $6.2 million, and $6.2 million for the years ended December 31, 2012, 2011, and 2010, respectively. Future minimum lease payments as of December 31, 2012 under these operating leases are as follows:

2013	$4,919
2014	4,929
2015	3,547
2016	825
2017	825
Thereafter	7,425

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

In February 2008, CCA announced its intention to construct a new correctional facility in Trousdale County, Tennessee. However, during the first quarter of 2009 CCA suspended the construction of this facility until there is greater clarity around the timing of future bed absorption by its customers. CCA continues to monitor its customers’ needs, and could promptly resume construction of the facility. As of December 31, 2012, CCA has capitalized $29.0 million related to the Trousdale facility, including $0.6 million in equipment and $15.2 million of pre-fabricated concrete cells that are constructed and being stored on this site but are generally transferable to other potential CCA development projects.

In late January 2012, the governor of Kentucky submitted his proposed budget, which included the transfer of the inmates currently held at one of CCA’s facilities to a facility owned by the state of Kentucky that had previously been closed. During 2012, the Kentucky Department of Corrections completed the removal of the inmates previously housed in the 656-bed Otter Creek Correctional Center, a facility CCA owns in Wheelwright, Kentucky, and CCA subsequently idled the facility. The Otter Creek facility is subject to a deed of conveyance with the City of Wheelwright that includes a provision, among others, that would allow assumption of ownership of the facility by the City of Wheelwright if CCA ceases to operate the facility for more than two years. CCA is currently pursuing various customers to utilize the facility.

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

During 2010, CCA idled the 1,600-bed Prairie Correctional Facility, the 752-bed Huerfano County Correctional Center, and its 2,160-bed Diamondback Correctional Facility due to excess capacity within the states of Minnesota, Washington, and Arizona allowing those states to phase out the utilization of private sector beds at that time. Additionally, CCA owns the Queensgate Correctional Facility in Ohio and Shelby Training Center in Tennessee that were both idled in 2008. All such facilities are currently available for use to potential customers. The carrying values of CCA’s seven idled facilities totaled $132.1 million and $137.0 million as of December 31, 2012 and December 31, 2011, respectively, excluding equipment and other assets that could generally be transferred and used at other facilities CCA owns without significant cost. CCA tested each of the aforementioned seven facilities for impairment when it was notified by the respective customers that they would no longer be utilizing such facility. CCA updates the impairment analyses on an annual basis for each of the idled facilities and for the suspended construction project in Trousdale County, Tennessee, and evaluates on a quarterly basis market developments for the potential utilization of each of these facilities in order to identify events that may cause CCA to reconsider its most recent assumptions. As a result of CCA’s analyses, CCA determined each of these assets to have recoverable values in excess of the corresponding carrying values.

CCA commenced development of the new Jenkins Correctional Center in Georgia during the third quarter of 2010, pursuant to a construction and management contract awarded to CCA by the Georgia Department of Corrections in September 2010 to manage up to 1,150 male inmates. Construction was completed during the first quarter of 2012 at a total cost of approximately $51.0 million. The contract has an initial one-year base term with 24 one-year renewal options. Additionally, the contract provides for a population guarantee of 90% of the contracted beds which commenced in July 2012 following a 120-day ramp-up period. The Georgia Department of Corrections began transferring inmates into the facility in March 2012 and as of December 31, 2012, the facility housed approximately 1,130 inmates.

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

In order to retain federal inmate populations CCA currently manages in the 1,154-bed San Diego Correctional Facility, CCA will be required to construct a new facility in the future at a site it is currently developing. The existing San Diego Correctional Facility is subject to a ground lease with the County of San Diego. Under the provisions of the lease, the facility is divided into different premises whereby, pursuant to an amendment to the ground lease executed in January 2010, ownership of the entire facility reverts to the County upon expiration of the lease on December 31, 2015. As of December 31, 2012, CCA has invested approximately $48.7 million to acquire property, conduct environmental studies, obtain building permits, and complete various other design activities related to the new facility. CCA has developed plans to build a detention facility and a construction timeline that coincides with the expiration of the ground lease with the County of San Diego. CCA plans to use this new facility to house the existing federal inmate populations at the San Diego Correctional Facility. However, CCA can provide no assurance that it will be able to retain these inmate populations.

In September 2012, CCA announced that it was awarded a new management contract from the Arizona Department of Corrections to house up to 1,000 medium-security inmates at its 1,596-bed Red Rock Correctional Center in Arizona. The new management contract contains an initial term of ten years, with two five-year renewal options upon mutual agreement and provides an occupancy guarantee of 90% of the contracted beds, which is expected to be implemented in two phases. CCA expects to begin receiving approximately 500 inmates from Arizona beginning in January of 2014 and an additional 500 inmates in 2015. Additionally, the contract provides the state of Arizona with an option to purchase the Red Rock facility at any time during the term of the contract, including extension options, based on an amortization schedule starting with the fair market value and decreasing evenly to zero over the twenty-year term. In order to prepare the Red Rock facility to house Arizona inmates under this contract, CCA expects to incur approximately $20.0 million in capital improvements for certain physical plant modifications. CCA currently manages approximately 1,500 inmates for the state of California at its Red Rock facility. CCA expects to begin working with Arizona and California in 2013 to determine the most desirable time to transfer California populations from the Red Rock facility. To the extent California needs replacement capacity, the contract with the state of California provides flexibility to utilize other beds in CCA’s system upon mutual agreement.

6.	INVESTMENT IN AFFILIATE

CCA has determined that its joint venture investment in APM represents a variable interest entity (“VIE”) in accordance with ASC 810, “Consolidation” of which CCA is not the primary beneficiary. CCA has a 50% ownership interest in APM, an entity holding the management contract for a correctional facility, HM Prison Forest Bank, under a 25-year prison management contract with an agency of the United Kingdom government. The Forest Bank facility, located in Salford, England, was previously constructed and owned by a wholly-owned subsidiary of CCA, which was sold in April 2001. All gains and losses under the joint venture are accounted for using the equity method of accounting. During 2000, CCA extended a working capital loan to APM, which has an outstanding balance of $4.8 million as of December 31, 2012. The outstanding working capital loan represents CCA’s maximum exposure to loss in connection with APM.

For the years ended December 31, 2012, 2011, and 2010 equity in earnings (losses) of joint venture was $323,000, $(134,000), and $18,000, respectively, which is included in other (income) expense in the consolidated statements of operations. Because CCA’s investment in APM has no carrying value, equity in the net deficit of APM is applied as a reduction to the net carrying value of the note receivable balance, which is included in other assets in the accompanying consolidated balance sheets.

7.	INVESTMENT IN DIRECT FINANCING LEASE

At December 31, 2012, CCA’s investment in a direct financing lease represents net receivables under a building and equipment lease between CCA and the District of Columbia for the D.C. Correctional Treatment Facility.

A schedule of minimum rentals to be received under the direct financing lease in future years is as follows (in thousands):

2013	$2,793
2014	2,793
2015	2,793
2016	2,793
2017	694

Total minimum obligation	11,866
Less unearned interest income	(2,633)
Less current portion of direct financing lease	(1,766)

Investment in direct financing lease	$7,467

During the years ended December 31, 2012, 2011, and 2010, CCA recorded interest income of $1.2 million, $1.4 million, and $1.6 million, respectively, under this direct financing lease.

8.	OTHER ASSETS

Other assets consist of the following (in thousands):

	December 31,
	2012	2011
Debt issuance costs, less accumulated amortization of $4,987 and $13,779, respectively	$11,568	$10,115
Notes receivable, net	4,175	3,922
Cash equivalents and cash surrender value of life insurance held in Rabbi trust	12,559	8,801
Deposits	2,013	1,791
Other	417	418

	$30,732	$25,047

9.	ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following (in thousands):

	December 31,
	2012	2011
Trade accounts payable	$46,662	$45,447
Accrued salaries and wages	42,443	49,802
Accrued workers’ compensation and auto liability	8,455	8,092
Accrued litigation	8,795	11,221
Accrued employee medical insurance	10,480	10,353
Accrued property taxes	24,434	23,405
Accrued interest	3,509	14,270
Other	21,222	33,136

	$166,000	$195,726

The total liability for workers’ compensation and auto liability was $23.5 million and $22.3 million as of December 31, 2012 and 2011, respectively, with the long-term portion included in other long-term liabilities in the accompanying consolidated balance sheets. These liabilities were discounted to the net present value of the outstanding liabilities using a 3.0% rate in 2012 and 2011. These liabilities amounted to $26.3 million and $25.0 million on an undiscounted basis as of December 31, 2012 and 2011, respectively.

10.	DEBT

Debt consists of the following (in thousands):

	December 31,
	2012	2011
Revolving Credit Facility, principal due at maturity in December 2016; interest payable periodically at variable interest rates. The weighted average rate at December 31, 2012 and 2011 was 1.7% and 1.0%, respectively.	$655,000	$265,000

6.25% Senior Notes, principal due at maturity in March 2013; interest payable semi-annually in March and September at 6.25%. These notes were redeemed in 2012, as further described hereafter.	—	375,000

6.75% Senior Notes, principal due at maturity in January 2014; interest payable semi-annually in January and July at 6.75%. These notes were redeemed in 2012, as further described hereafter.	—	150,000

7.75% Senior Notes, principal due at maturity in June 2017; interest payable semi-annually in June and December at 7.75%. These notes were issued with a $13.4 million discount, of which $8.5 million and $10.0 million was unamortized at December 31, 2012 and 2011, respectively.	456,545	455,014

	$1,111,545	$1,245,014

Revolving Credit Facility. During December 2007, CCA entered into a $450.0 million senior secured revolving credit facility (the “Revolving Credit Facility”). The Revolving Credit Facility was utilized to fund expansion and development projects, the stock repurchase program as further described in Note 13, working capital, capital expenditures, and general corporate purposes.

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

The Amended Revolving Credit Facility has an aggregate principal capacity of $785.0 million and matures in December 2016. At CCA’s option, interest on outstanding borrowings of the Amended Revolving Credit Facility is based on either a base rate plus a margin ranging from 0.25% to 1.0% or a London Interbank Offered Rate (“LIBOR”) plus a margin of 1.25% to 2.0% based on CCA’s leverage ratio. Based on CCA’s current leverage ratio, loans under the Amended Revolving Credit Facility currently bear interest at the base rate plus a margin of 0.50% or at LIBOR plus a margin of 1.50%, and a commitment fee equal to 0.30% of the unfunded balance.

The Amended Revolving Credit Facility has a $30.0 million sublimit for swing line loans that enables CCA to borrow from the Administrative Agent without advance notice at the base rate. The Amended Revolving Credit Facility also has a $100.0 million sublimit for the issuance of standby letters of credit. As of December 31, 2012, CCA had $655.0 million in borrowings outstanding under the Amended Revolving Credit Facility as well as $26.0 million in letters of credit outstanding, resulting in $104.0 million being available under the Amended Revolving Credit Facility.

The Amended Revolving Credit Facility is secured by a pledge of all of the capital stock of CCA’s domestic subsidiaries, 65% of the capital stock of CCA’s foreign subsidiaries, all of CCA’s accounts receivable, and all of CCA’s deposit accounts.

The Amended Revolving Credit Facility requires CCA to meet certain financial covenants, including, without limitation, a maximum total leverage ratio, a maximum secured leverage ratio, and a minimum interest coverage ratio. As of December 31, 2012, CCA was in compliance with all such covenants. In addition, the Amended Revolving Credit Facility contains certain covenants which, among other things, limits both the incurrence of additional indebtedness, investments, payment of dividends, transactions with affiliates, asset sales, acquisitions, capital expenditures, mergers and consolidations, prepayments and modifications of other indebtedness, liens and encumbrances and other matters customarily restricted in such agreements. The Amended Revolving Credit Facility is subject to acceleration upon the occurrence of a change of control. In addition, the Amended Revolving Credit Facility is subject to certain cross-default provisions with terms of CCA’s other indebtedness.

6.25% Senior Notes. Interest on the $375.0 million aggregate original principal amount of CCA’s 6.25% unsecured senior notes issued in March 2005 (the “6.25% Senior Notes”) accrued at the stated rate and was payable on March 15 and September 15 of each year. The 6.25% Senior Notes were originally scheduled to mature on March 15, 2013.

In conjunction with the announcement in December 2011 of the Amended Revolving Credit Facility, CCA announced a cash tender offer for up to $150.0 million of its outstanding 6.25% Senior Notes. Holders who validly tendered their 6.25% Senior Notes before the early tender deadline on January 5, 2012 were entitled to receive total consideration equal to $1,002.50 per $1,000 principal amount of the 6.25% Senior Notes, plus any accrued and unpaid interest on the 6.25% Senior Notes up to, but not including, the payment date. On January 6, 2012, CCA completed a cash tender for $57.5 million principal amount of the 6.25% Senior Notes. Following the expiration of the tender offer, CCA announced it would redeem $277.5 million of the 6.25% Senior Notes to reduce the outstanding principal amount of the 6.25% Senior Notes to $40.0 million following the purchase and redemption. CCA incurred a charge of approximately $1.4 million during the first quarter of 2012 in connection with the purchase and redemption of $335.0 million of the 6.25% Senior Notes.

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

6.75% Senior Notes. Interest on the $150.0 million aggregate original principal amount of CCA’s 6.75% unsecured senior notes issued in January 2006 (the “6.75% Senior Notes”) accrued at the stated rate and was payable on January 31 and July 31 of each year. The 6.75% Senior Notes were originally scheduled to mature on January 31, 2014.

During 2012, CCA redeemed the full $150.0 million aggregate principal amount of 6.75% Senior Notes on three separate dates: $60.0 million on June 14, 2012, $50.0 million on August 27, 2012, and $40.0 million on December 19, 2012. The redemptions were each at a redemption price equal to 100% of the principal amount, together with accrued and unpaid interest through (but not including) the redemption date. CCA incurred aggregate charges of $0.5 million during 2012 primarily to write-off the loan costs associated with the 6.75% Senior Notes.

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

Guarantees and Covenants. The Company transferred the real property and related assets of CCA (as the parent corporation) to certain of its subsidiaries effective December 27, 2002. Accordingly, CCA (as the parent corporation to its subsidiaries) had no independent assets or operations (as defined under Rule 3-10(f) of Regulation S-X). As part of the Company’s internal legal reorganization to prepare to elect REIT status on January 1, 2013, as further described herein, the Company transferred certain real estate assets and contacts from certain of its subsidiaries effective December 31, 2012 to CCA (as the parent company). Accordingly, CCA (as the parent corporation to its subsidiaries) which heretofore had no independent assets or operations (as defined under Rule 3-10(f) of Regulation S-X ) maintains its own independent assets as of December 31, 2012. Accordingly, CCA has provided the condensed consolidating financial information in Note 18 to these consolidated financial statements in accordance with the requirements of Rule 3-10(f) of Regulation S-X effective as of January 1, 2012, but have not provided any comparative information for prior periods. All of the parent corporation’s domestic subsidiaries have provided full and unconditional guarantees of the 7.75 % Senior Notes. Each of CCA’s subsidiaries guaranteeing the 7.75% Senior Notes are 100% owned subsidiaries of CCA; the subsidiary guarantees are full and unconditional and are joint and several obligations of the guarantors; and all non-guarantor subsidiaries are minor (as defined in Rule 3-10(h)(6) of Regulation S-X). These guarantees were also applicable to the 6.25% Senior Notes and 6.75% Senior Notes prior to redemptions.

As of December 31, 2012, neither CCA nor any of its subsidiary guarantors had any material or significant restrictions on CCA’s ability to obtain funds from its subsidiaries by dividend or loan or to transfer assets from such subsidiaries.

The indentures governing the 7.75% Senior Notes contain certain customary covenants that, subject to certain exceptions and qualifications, restrict CCA’s ability to, among other things, make restricted payments; incur additional debt or issue certain types of preferred stock; create or permit to exist certain liens; consolidate, merge or transfer all or substantially all of CCA’s assets; and enter into transactions with affiliates. In addition, if CCA sells certain assets (and generally does not use the proceeds of such sales for certain specified purposes) or experiences specific kinds of changes in control, CCA must offer to repurchase all or a portion of the Senior Notes. The offer price for the Senior Notes in connection with an asset sale would be equal to 100% of the aggregate principal amount of the notes repurchased plus accrued and unpaid interest and liquidated damages, if any, on the notes repurchased to the date of purchase. The offer price for the Senior Notes in connection with a change in control would be 101% of the aggregate principal amount of the notes repurchased plus accrued and unpaid interest and liquidated damages, if any, on the notes repurchased to the date of purchase. The Senior Notes are also subject to certain cross-default provisions with the terms of CCA’s Amended Revolving Credit Facility, as more fully described hereafter.

Other Debt Transactions

Letters of Credit. At December 31, 2012 and 2011, CCA had $26.0 million and $28.3 million, respectively, in outstanding letters of credit. The letters of credit were issued to secure CCA’s workers’ compensation and general liability insurance policies, performance bonds, and utility deposits. The letters of credit outstanding at December 31, 2012 were provided by a sub-facility under the Revolving Credit Facility.

Debt Maturities

Scheduled principal payments as of December 31, 2012 for the next five years and thereafter were as follows (in thousands):

2013	$—
2014	—
2015	—
2016	655,000
2017	465,000
Thereafter	—

Total principal payments	1,120,000
Unamortized bond discount	(8,455)

Total debt	$1,111,545

Cross-Default Provisions

The provisions of CCA’s debt agreements relating to the Amended Revolving Credit Facility and the 7.75% Senior Notes contain certain cross-default provisions. Any events of default under the Amended Revolving Credit Facility that results in the lenders’ actual acceleration of amounts outstanding thereunder also result in an event of default under the 7.75% Senior Notes. Additionally, any events of default under the 7.75% Senior Notes that give rise to the ability of the holders of such indebtedness to exercise their acceleration rights also result in an event of default under the Amended Revolving Credit Facility.

If CCA were to be in default under the Amended Revolving Credit Facility, and if the lenders under the Amended Revolving Credit Facility elected to exercise their rights to accelerate CCA’s obligations under the Amended Revolving Credit Facility, such events could result in the acceleration of all or a portion of CCA’s 7.75% Senior Notes, which would have a material adverse effect on CCA’s liquidity and financial position. CCA does not have sufficient working capital to satisfy its debt obligations in the event of an acceleration of all or a substantial portion of CCA’s outstanding indebtedness.

11.	INCOME TAXES

Income tax expense is comprised of the following components (in thousands):

	For the Years Ended December 31,
	2012	2011	2010
Current income tax expense
Federal	$75,940	$71,230	$63,056
State	5,885	6,466	5,506

	81,825	77,696	68,562

Deferred income tax expense
Federal	8,576	17,167	24,035
State	(2,815)	2,154	2,168

	5,761	19,321	26,203

Income tax expense	$87,586	$97,017	$94,765

The current income tax expense for 2012, 2011, and 2010 is net of $0.1 million, $0.9 million, and $0.8 million, respectively, of tax benefits of operating loss carryforwards.

Significant components of CCA’s deferred tax assets and liabilities as of December 31, 2012 and 2011, are as follows (in thousands):

	December 31,
	2012	2011
Current deferred tax assets:
Asset reserves and liabilities not yet deductible for tax	$12,198	$14,350

Net current deferred tax assets	12,198	14,350

Current deferred tax liabilities:
Other	(4,176)	(2,582)

Net total current deferred tax assets	$8,022	$11,768

Noncurrent deferred tax assets:
Asset reserves and liabilities not yet deductible for tax	$24,392	$21,145
Tax over book basis of certain assets	13,994	17,347
Net operating loss and tax credit carryforwards	8,843	9,095
Other	261	874

Total noncurrent deferred tax assets	47,490	48,461
Less valuation allowance	(2,655)	(2,862)

Net noncurrent deferred tax assets	44,835	45,599

Noncurrent deferred tax liabilities:
Book over tax basis of certain assets	(184,334)	(182,084)
Other	(27)	(18)

Total noncurrent deferred tax liabilities	(184,361)	(182,102)

Net total noncurrent deferred tax liabilities	$(139,526)	$(136,503)

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

The tax benefits associated with equity-based compensation reduced income taxes payable by $2.6 million, $1.8 million, and $3.8 million during 2012, 2011, and 2010, respectively. Such benefits were recorded as increases to stockholders’ equity.

A reconciliation of the income tax provision at the statutory income tax rate and the effective tax rate as a percentage of income from continuing operations before income taxes for the years ended December 31, 2012, 2011, and 2010 is as follows:

	2012	2011	2010
Statutory federal rate	35.0%	35.0%	35.0%
State taxes, net of federal tax benefit	1.0	2.6	2.7
Permanent differences	0.7	0.5	0.7
Change in valuation allowance	0.0	0.1	(0.1)
Changes in tax contingencies	0.0	(0.1)	0.0
Other items, net	(0.9)	(0.9)	(0.9)

	35.8%	37.2%	37.4%

CCA has approximately $3.6 million in net operating losses applicable to various states that it expects to carryforward in future years to offset taxable income in such states. CCA has a valuation allowance of $0.6 million for the estimated amount of the net operating losses that will expire unused. In addition, CCA has $5.2 million of state tax credits applicable to various states that it expects to carry forward in future years to offset taxable income in such states. CCA has a $1.6 million valuation allowance related to state tax credits that are expected to expire unused. These net operating losses and state tax credits expire at various dates through 2020. Although CCA’s estimate of future taxable income is based on current assumptions that it believes to be reasonable, CCA’s assumptions may prove inaccurate and could change in the future, which could result in the expiration of additional net operating losses or credits. CCA would be required to establish a valuation allowance at such time that it no longer expected to utilize these net operating losses or credits, which could result in a material impact on its results of operations in the future.

CCA’s effective tax rate was 35.8%, 37.2%, and 37.4% during 2012, 2011, and 2010, respectively. CCA’s effective tax rate was lower in 2012 as a result of the revaluation of certain deferred tax assets and liabilities which resulted in a net tax benefit of $2.9 million caused by the internal reorganization of our corporate structure as of December 31, 2012 to facilitate our ability to qualify as a REIT for federal income tax purposes effective for our taxable year beginning January 1, 2013. CCA’s overall effective tax rate is estimated based on CCA’s current projection of taxable income and could change in the future as a result of changes in these estimates, the implementation of additional tax planning strategies, changes in federal or state tax rates, changes in estimates related to uncertain tax positions, or changes in state apportionment factors, as well as changes in the valuation allowance applied to CCA’s deferred tax assets that are based primarily on the amount of state net operating losses and tax credits that could expire unused.

CCA had no liabilities for uncertain tax positions as of December 31, 2012 and 2011. CCA recognizes interest and penalties related to unrecognized tax positions in income tax expense. CCA does not currently anticipate that the total amount of unrecognized tax positions will significantly increase or decrease in the next twelve months.

CCA’s U.S. federal income tax returns for tax years 2009 and beyond remain subject to examination by the Internal Revenue Service (“IRS”). All states in which CCA files income tax returns follow the same statute of limitations as federal, with the exception of the following states whose open tax years include December 31, 2008 through December 31, 2011: Arizona, California, Colorado, Kentucky, Michigan, Minnesota, New Jersey, Texas, and Wisconsin.

A reconciliation of the beginning and ending amount of unrecognized tax benefits, excluding interest and penalties, is as follows:

Unrecognized Benefit January 1, 2011	$98
Decreases from Prior Period Tax Positions	—
Increases from Current Period Tax Positions	—
Decreases Related to Settlements of Tax Positions	—
Decreases Due to Lapse of Statute of Limitations	(98)

Unrecognized Benefit December 31, 2011	$—
Decreases from Prior Period Tax Positions	—
Increases from Current Period Tax Positions	—
Decreases Related to Settlements of Tax Positions	—
Decreases Due to Lapse of Statute of Limitations	—

Unrecognized Benefit December 31, 2012	$—

As discussed in Note 1, the Company plans to begin operating as a REIT for federal income tax purposes effective January 1, 2013. The success of such plan remains subject to the payment of the Company’s accumulated earnings and profits (for which to distribute the expected portion in cash is dependent on certain debt modifications) and compliance with general income and asset tests. As a result of CCA’s intention to elect to be taxed as a REIT effective January 1, 2013, it expects to record during 2013 a significant net tax benefit for the revaluation of certain deferred tax assets and liabilities based on the revised expected effective tax rate as a REIT. The tax accounting associated with being taxed as a REIT could also result in a portion of the NOL’s and tax credits being reserved.

12.	DISCONTINUED OPERATIONS

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

The results of operations, net of taxes, and the assets and liabilities of three correctional facilities each as further described below, have been reflected in the accompanying consolidated financial statements as discontinued operations in accordance with ASC 205-20 for the years ended December 31, 2012, 2011, and 2010.

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

The following table summarizes the results of operations for these facilities for the years ended December 31, 2012, 2011, and 2010 (in thousands):

	For the Years Ended December 31,
	2012	2011	2010
REVENUE:
Managed-only	$193	$11,270	$34,620

	193	11,270	34,620

EXPENSES:
Managed-only	861	12,527	32,324
Depreciation and amortization	—	715	2,563
Goodwill impairment	—	—	1,684

	861	13,242	36,571

OPERATING LOSS	(668)	(1,972)	(1,951)
Other income	91	—	60

LOSS BEFORE INCOME TAXES	(577)	(1,972)	(1,891)
Income tax benefit	215	716	721

LOSS FROM DISCONTINUED OPERATIONS, NET OF TAXES	$(362)	$(1,256)	$(1,170)

The assets and liabilities of the discontinued operations presented in the accompanying consolidated balance sheets are as follows (in thousands):

	December 31,
	2012	2011
ASSETS
Cash and cash equivalents	$—	$30
Accounts receivable	—	3,353
Prepaid expenses and other current assets	—	115

Total current assets	—	3,498
Property and equipment, net	—	178

Other assets	—	3

Total assets	$—	$3,679

LIABILITIES
Accounts payable and accrued expenses	$356	$2,031

Total current liabilities	$356	$2,031

13.	STOCKHOLDERS’ EQUITY

Common Stock Dividend

On February 27, 2012, CCA announced its Board of Directors approved a plan to initiate an annual dividend of $0.80 per common share payable quarterly and commencing in the second quarter of 2012 of $0.20 per common share. During 2012, CCA’s Board of Directors declared the following dividends on its common stock:

Declaration Date	Record Date	Payable Date	Per Share
May 11, 2012	June 8, 2012	June 22, 2012	$0.20
August 20, 2012	September 14, 2012	September 28, 2012	$0.20
November 6, 2012	November 30, 2012	December 14, 2012	$0.20

Future dividends will depend on CCA’s distribution requirements as a REIT, future earnings, capital requirements, financial condition, opportunities for alternative uses of capital, and on such other factors as the Board of Directors of CCA may consider relevant. During the year ended December 31, 2011 CCA did not pay any dividends on its common stock. Pursuant to the terms of the indentures governing CCA’s senior notes, and CCA’s amended and restated revolving credit facility depending on its leverage ratio, CCA is limited in the amount of dividends it can declare or pay on outstanding shares of common stock.

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

Common Stock

Restricted shares. During 2012, CCA issued approximately 349,000 shares of restricted common stock and common stock units to certain of CCA’s employees and non-employee directors, with an aggregate value of $9.2 million, including 290,000 restricted shares or units to employees and non-employee directors whose compensation is charged to general and administrative expense and 59,000 restricted shares to employees whose compensation is charged to operating expense. During 2011, CCA issued approximately 265,000 shares of restricted common stock and common stock units to certain of CCA’s employees, with an aggregate value of $6.5 million, including 227,000 restricted shares or units to employees whose compensation is charged to general and administrative expense and 38,000 restricted shares to employees whose compensation is charged to operating expense.

CCA established performance-based vesting conditions on the shares of restricted common stock and common stock units awarded to CCA’s officers and executive officers. Unless earlier vested under the terms of the agreements, shares or units issued to officers and executive officers are subject to vesting over a three-year period based upon the satisfaction of certain performance criteria. No more than one-third of such shares or units may vest in the first performance period; however, the performance criteria are cumulative for the three-year period. Unless earlier vested under the terms of the agreements, the shares of restricted stock issued to other employees of CCA vest after three years of continuous service. Shares of restricted stock and common stock units issued to non-employee directors vest on a date approximately following the one-year anniversary of the grant date.

Nonvested restricted common stock transactions as of December 31, 2012 and for the year then ended are summarized below (in thousands, except per share amounts).

	Shares of restricted common stock and units	Weighted average grant date fair value
Nonvested at December 31, 2011	768	$20.47
Granted	349	$26.36
Cancelled	(18)	$21.96
Vested	(319)	$16.81

Nonvested at December 31, 2012	780	$24.59

During 2012, 2011, and 2010, CCA expensed $7.6 million ($1.2 million of which was recorded in operating expenses and $6.4 million of which was recorded in general and administrative expenses), $6.1 million ($1.1 million of which was recorded in operating expenses and $5.0 million of which was recorded in general and administrative expenses), and $5.5 million ($1.1 million of which was recorded in operating expenses and $4.4 million of which was recorded in general and administrative expenses), net of forfeitures, relating to the restricted common stock and common stock units, respectively. As of December 31, 2012, CCA had $9.1 million of total unrecognized compensation cost related to restricted common stock and common stock units that is expected to be recognized over a remaining weighted-average period of 1.8 years.

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

Stock Option Plans

CCA has equity incentive plans under which, among other things, incentive and non-qualified stock options are granted to certain employees and non-employee directors of CCA by the compensation committee of CCA’s Board of Directors. The options are granted with exercise prices equal to the fair market value on the date of grant. Vesting periods for options granted to employees generally range from three to four years. Options granted to non-employee directors vest on a date approximately following the first anniversary of the grant date. The term of such options is ten years from the date of grant.

Stock option transactions relating to CCA’s non-qualified stock option plans are summarized below (in thousands, except exercise prices):

	No. of options	Weighted- Average Exercise Price of options	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2011	3,653	$18.63
Granted	787	26.44
Exercised	(366)	13.46
Cancelled	(27)	20.42

Outstanding at December 31, 2012	4,047	$20.61	6.0	$60,160

Exercisable at December 31, 2012	2,726	$18.81	4.8	$45,396

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between CCA’s stock price as of December 31, 2012 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2012. This amount changes based on the fair market value of CCA’s stock. The total intrinsic value of options exercised during the years ended December 31, 2012, 2011, and 2010 was $5.5 million, $4.5 million, and $11.4 million, respectively.

The weighted average fair value of options granted during 2012, 2011, and 2010 was $7.50, $9.66, and $7.76 per option, respectively, based on the estimated fair value using the Black-Scholes option-pricing model. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2012	2011	2010
Expected dividend yield	3.0%	0.0%	0.0%
Expected stock price volatility	42.2%	42.1%	38.8%
Risk-free interest rate	1.0%	2.1%	2.4%
Expected life of options	5 years	5 years	5 years

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

Nonvested stock option transactions relating to CCA’s non-qualified stock option plans as of December 31, 2012 and changes during the year ended December 31, 2012 are summarized below (in thousands, except exercise prices):

	Number of options	Weighted average grant date fair value
Nonvested at December 31, 2011	1,189	$7.89
Granted	787	$7.50
Cancelled	(25)	$7.64
Vested	(630)	$7.35

Nonvested at December 31, 2012	1,321	$7.91

As of December 31, 2012, CCA had $6.1 million of total unrecognized compensation cost related to stock options that is expected to be recognized over a remaining weighted-average period of 2.1 years.

At CCA’s 2011 annual meeting of stockholders held in May 2011 CCA’s stockholders approved an amendment to the 2008 Stock Incentive Plan that increased the authorized limit on issuance of new awards to an aggregate of up to 18.0 million shares. In addition, during the 2003 annual meeting the stockholders approved the adoption of CCA’s Non-Employee Directors’ Compensation Plan, authorizing CCA to issue up to 225,000 shares of common stock pursuant to the plan. As of December 31, 2012, CCA had 11.1 million shares available for issuance under the Amended and Restated 2008 Stock Incentive Plan and 0.2 million shares available for issuance under the Non-Employee Directors’ Compensation Plan.

14.	EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the year. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. For CCA, diluted earnings per share is computed by dividing net income as adjusted, by the weighted average number of common shares after considering the additional dilution related to restricted stock grants and stock options.

A reconciliation of the numerator and denominator of the basic earnings per share computation to the numerator and denominator of the diluted earnings per share computation is as follows (in thousands, except per share data):

	For the Years Ended December 31,
	2012	2011	2010
NUMERATOR
Basic:
Income from continuing operations	$157,123	$163,766	$158,363
Loss from discontinued operations, net of taxes	(362)	(1,256)	(1,170)

Net income	$156,761	$162,510	$157,193

Diluted:
Income from continuing operations	$157,123	$163,766	$158,363
Loss from discontinued operations, net of taxes	(362)	(1,256)	(1,170)

Diluted net income	$156,761	$162,510	$157,193

DENOMINATOR
Basic:
Weighted average common shares outstanding	99,545	104,736	112,015

Diluted:
Weighted average common shares outstanding	99,545	104,736	112,015
Effect of dilutive securities:
Stock options	864	603	769
Restricted stock-based compensation	214	196	193

Weighted average shares and assumed conversions	100,623	105,535	112,977

BASIC EARNINGS PER SHARE:
Income from continuing operations	$1.58	$1.56	$1.41
Loss from discontinued operations, net of taxes	—	(0.01)	(0.01)

Net income	$1.58	$1.55	$1.40

DILUTED EARNINGS PER SHARE:
Income from continuing operations	$1.56	$1.55	$1.40
Loss from discontinued operations, net of taxes	—	(0.01)	(0.01)

Net income	$1.56	$1.54	$1.39

Approximately 0.7 million, 1.6 million, and 1.4 million stock options were excluded from the computations of diluted earnings per share for the years ended December 31, 2012, 2011, and 2010, respectively, because they were anti-dilutive.

15.	COMMITMENTS AND CONTINGENCIES

Legal Proceedings

General. The nature of CCA’s business results in claims and litigation alleging that it is liable for damages arising from the conduct of its employees, inmates, or others. The nature of such claims include, but is not limited to, claims arising from employee or inmate misconduct, medical malpractice, employment matters, property loss, contractual claims, and personal injury or other damages resulting from contact with CCA’s facilities, personnel or prisoners, including damages arising from a prisoner’s escape or from a disturbance at a facility. CCA maintains insurance to cover many of these claims, which may mitigate the risk that any single claim would have a material effect on CCA’s consolidated financial position, results of operations, or cash flows, provided the claim is one for which coverage is available. The combination of self-insured retentions and deductible amounts means that, in the aggregate, CCA is subject to substantial self-insurance risk.

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

In connection with the issuance of the revenue bonds, CCA is obligated, under a debt service deficit agreement, to pay the trustee of the bond’s trust indenture (the “Trustee”) amounts necessary to pay any debt service deficits consisting of principal and interest requirements (outstanding principal balance of $28.8 million at December 31, 2012 plus future interest payments), if there is any default. In addition, in the event the state of Tennessee, which is currently utilizing the facility to house certain inmates, exercises its option to purchase the correctional facility, CCA is also obligated to pay the difference between principal and interest owed on the bonds on the date set for the redemption of the bonds and amounts paid by the state of Tennessee for the facility plus all other funds on deposit with the Trustee and available for redemption of the bonds. Ownership of the facility reverts to the state of Tennessee in 2017 at no cost. Therefore, CCA does not currently believe the state of Tennessee will exercise its option to purchase the facility. At December 31, 2012, the outstanding principal balance of the bonds exceeded the purchase price option by $9.3 million.

Retirement Plan

All employees of CCA are eligible to participate in the Corrections Corporation of America 401(k) Savings and Retirement Plan (the “Plan”) upon reaching age 18 and completing one year of qualified service. Eligible employees may contribute up to 90% of their eligible compensation subject to IRS limitations. For the years ended December 31, 2012, 2011, and 2010, CCA provided a discretionary matching contribution equal to 100% of the employee’s contributions up to 5% of the employee’s eligible compensation to employees with at least one thousand hours of employment in the plan year. Prior to January 1, 2012, employer contributions were made to those who were employed by CCA on the last day of the plan year, and investment earnings or losses thereon become vested 20% after two years of service, 40% after three years of service, 80% after four years of service, and 100% after five or more years of service. Effective January 1, 2012, the Plan adopted a safe harbor provision that provides, among other changes, future employer matching contributions to be paid into the Plan each pay period and vest immediately.

During the years ended December 31, 2012, 2011, and 2010, CCA’s discretionary contributions to the Plan, net of forfeitures, were $11.1 million, $9.2 million, and $8.3 million, respectively.

Deferred Compensation Plans

During 2002, the compensation committee of the board of directors approved CCA’s adoption of two non-qualified deferred compensation plans (the “Deferred Compensation Plans”) for non-employee directors and for certain senior executives. The Deferred Compensation Plans are unfunded plans maintained for the purpose of providing CCA’s directors and certain of its senior executives the opportunity to defer a portion of their compensation. Under the terms of the Deferred Compensation Plans, certain senior executives may elect to contribute on a pre-tax basis up to 50% of their base salary and up to 100% of their cash bonus, and non-employee directors may elect to contribute on a pre-tax basis up to 100% of their director retainer and meeting fees. During the years ended December 31, 2012, 2011, and 2010, CCA matched 100% of employee contributions up to 5% of total cash compensation. CCA also contributes a fixed rate of return on balances in the Deferred Compensation Plans, determined at the beginning of each plan year. Vesting provisions for matching contributions and investment earnings thereon conform to the vesting provisions of CCA’s 401(k) Plan. However, CCA did not change the vesting provisions to conform with the 401(k) Plan effective January 1, 2012. Distributions are generally payable no earlier than five years subsequent to the date an individual becomes a participant in the Plan, or upon termination of employment (or the date a director ceases to serve as a director of CCA), at the election of the participant. Distributions to senior executives must commence on or before the later of 60 days after the participant’s separation from service or the fifteenth day of the month following the month the individual attains age 65.

During 2012, 2011, and 2010, CCA provided a fixed return of 5.9%, 6.0%, and 6.2% to participants in the Deferred Compensation Plans, respectively. CCA has purchased life insurance policies on the lives of certain employees of CCA, which are intended to fund distributions from the Deferred Compensation Plans. CCA is the sole beneficiary of such policies. At the inception of the Deferred Compensation Plans, CCA established an irrevocable Rabbi Trust to secure the plans’ obligations. However, assets in the Deferred Compensation Plans are subject to creditor claims in the event of bankruptcy. During 2012, 2011, and 2010, CCA recorded $0.5 million, $0.3 million, and $0.3 million, respectively, of matching contributions as general and administrative expense associated with the Deferred Compensation Plans. Assets in the Rabbi Trust were $12.6 million and $8.8 million as of December 31, 2012 and 2011, respectively. As of December 31, 2012 and 2011, CCA’s liability related to the Deferred Compensation Plans was $15.6 million and $12.2 million, respectively, which was reflected in accounts payable and accrued expenses and other liabilities in the accompanying balance sheets.

Employment and Severance Agreements

CCA currently has employment agreements with several of its executive officers, which provide for the payment of certain severance amounts upon termination of employment under certain circumstances or a change of control, as defined in the agreements.

16.	SEGMENT REPORTING

As of December 31, 2012, CCA owned and managed 47 correctional and detention facilities, and managed 20 correctional and detention facilities it did not own. Management views CCA’s operating results in two reportable segments: owned and managed correctional and detention facilities and managed-only correctional and detention facilities. The accounting policies of the reportable segments are the same as those described in Note 2. Owned and managed facilities include the operating results of those facilities placed into service that were owned and managed by CCA. Managed-only facilities include the operating results of those facilities owned by a third party and managed by CCA. CCA measures the operating performance of each facility within the above two reportable segments, without differentiation, based on facility contribution. CCA defines facility contribution as a facility’s operating income or loss from operations before interest, taxes, goodwill impairment, depreciation, and amortization. Since each of CCA’s facilities within the two reportable segments exhibit similar economic characteristics, provide similar services to governmental agencies, and operate under a similar set of operating procedures and regulatory guidelines, the facilities within the identified segments have been aggregated and reported as one reportable segment.

The revenue and facility contribution for the reportable segments and a reconciliation to CCA’s operating income is as follows for the three years ended December 31, 2012, 2011, and 2010 (in thousands):

	For the Years Ended December 31,
	2012	2011	2010
Revenue:
Owned and managed	$1,395,193	$1,356,678	$1,331,707
Managed-only	359,417	361,246	324,858

Total management revenue	1,754,610	1,717,924	1,656,565

Operating expenses:
Owned and managed	916,730	864,252	853,248
Managed-only	317,761	310,701	282,165

Total operating expenses	1,234,491	1,174,953	1,135,413

Facility contribution:
Owned and managed	478,463	492,426	478,459
Managed-only	41,656	50,545	42,693

Total facility contribution	520,119	542,971	521,152

Other revenue (expense):
Rental and other revenue	5,275	6,419	6,752
Other operating expense	(17,693)	(15,920)	(15,750)
General and administrative expense	(88,935)	(91,227)	(84,148)
Depreciation and amortization	(113,933)	(108,216)	(103,710)

Operating income	$304,833	$334,027	$324,296

The following table summarizes capital expenditures for the reportable segments for the years ended December 31, 2012, 2011, and 2010 (in thousands):

	For the Years Ended December 31,
	2012	2011	2010
Capital expenditures:
Owned and managed	$54,681	$151,724	$120,144
Managed-only	4,580	8,452	9,745
Corporate and other	17,685	10,905	7,822
Discontinued operations	—	301	491

Total capital expenditures	$76,946	$171,382	$138,202

The assets for the reportable segments are as follows (in thousands):

	December 31,
	2012	2011
Assets:
Owned and managed	$2,643,055	$2,711,926
Managed-only	130,927	123,806
Corporate and other	200,760	180,220
Discontinued operations	—	3,679

Total assets	$2,974,742	$3,019,631

17.	SUBSEQUENT EVENTS

During February 2013, CCA issued approximately 0.4 million shares of restricted common stock and common stock units to certain of CCA’s employees and non-employee directors, with an aggregate value of $15.0 million. Unless earlier vested under the terms of the restricted stock unit agreement, approximately 0.3 million restricted stock units were issued to officers and executive officers and vest evenly over a three-year period. Approximately 0.1 million shares issued to other employees “cliff” vest on the third anniversary of the award. Shares of restricted common stock units issued to non-employee directors vest on the first anniversary of the award. Any restricted stock units that become vested will be settled in shares of CCA’s common stock.

On February 21, 2013, the Company’s Board of Directors declared a quarterly dividend of $0.53 per common share payable April 15, 2013 to shareholders of record on April 3, 2013.

18.	CONDENSED CONSOLIDATING FINANCIAL STATEMENTS OF CCA AND SUBSIDIARIES

The following condensed consolidating financial statements of CCA and subsidiaries have been prepared pursuant to Rule 3-10 of Regulation S-X. These condensed consolidating financial statements have been prepared from the Company’s financial information on the same basis of accounting as the consolidated financial statements. On December 31, 2012 CCA transferred certain real estate assets and contracts from certain of its subsidiaries to CCA (as the parent company). Accordingly, CCA (as the parent corporation to its subsidiaries) which heretofore had no independent assets or operations (as defined under Rule 3-10(f) of Regulation S-X) maintains its own independent assets as of December 31, 2012. Such internal legal restructuring has been reported in the following condensed consolidating financial statements as if it had occurred on January 1, 2012.

CONDENSED CONSOLIDATING BALANCE SHEET

As of December 31, 2012

(in thousands)

	Parent	Combined Subsidiary Guarantors	Consolidating Adjustments and Other	Total Consolidated Amounts
ASSETS
Cash and cash equivalents	$—	$62,897	$—	$62,897
Accounts receivable, net of allowance	136,128	255,192	(138,556)	252,764
Deferred tax assets	137	7,885	—	8,022
Prepaid expenses and other current assets	1,766	35,175	(9,882)	27,059

Total current assets	138,031	361,149	(148,438)	350,742

Property and equipment, net	2,462,917	105,874	—	2,568,791

Restricted cash	—	5,022	—	5,022
Investment in direct financing lease	7,467	—	—	7,467
Goodwill	—	11,988	—	11,988
Other assets	191,502	114,953	(275,723)	30,732

Total assets	$2,799,917	$598,986	$(424,161)	$2,974,742

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued expenses	$28,061	$286,342	$(148,403)	$166,000
Income taxes payable	—	102	—	102
Current liabilities of discontinued operations	—	356	—	356

Total current liabilities	28,061	286,800	(148,403)	166,458

Long-term debt	1,111,545	100,000	(100,000)	1,111,545
Deferred tax liabilities	138,691	835	—	139,526
Other liabilities	—	35,593	—	35,593

Total liabilities	1,278,297	423,228	(248,403)	1,453,122

Total stockholders’ equity	1,521,620	175,758	(175,758)	1,521,620

Total liabilities and stockholders’ equity	$2,799,917	$598,986	$(424,161)	$2,974,742

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the year ended December 31, 2012

(in thousands)

	Parent	Combined Subsidiary Guarantors	Consolidating Adjustments and Other	Total Consolidated Amounts
REVENUE:
Management and other	$1,408,613	$366,199	$(17,591)	$1,757,221
Rental	2,664	—	—	2,664

	1,411,277	366,199	(17,591)	1,759,885

EXPENSES:
Operating	943,803	325,972	(17,591)	1,252,184
General and administrative	70,792	18,143	—	88,935
Depreciation and amortization	74,452	39,481	—	113,933

	1,089,047	383,596	(17,591)	1,455,052

OPERATING INCOME (LOSS)	322,230	(17,397)	—	304,833

OTHER (INCOME) EXPENSE:
Interest expense, net	57,174	1,189	—	58,363
Expenses associated with debt refinancing transactions	2,099	—	—	2,099
Other (income) expense	16	(31)	(323)	(338)

	59,289	1,158	(323)	60,124

INCOME (LOSS) FROM CONTINUING
OPERATIONS BEFORE INCOME TAXES	262,941	(18,555)	323	244,709
Income tax (expense) benefit	(93,870)	6,284	—	(87,586)

INCOME (LOSS) FROM CONTINUING OPERATIONS	169,071	(12,271)	323	157,123
Loss from equity in subsidiaries	(12,310)	—	12,310	—
Loss from discontinued operations, net of taxes	—	(362)	—	(362)

NET INCOME (LOSS)	$156,761	$(12,633)	$12,633	$156,761

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the year ended December 31, 2012

(in thousands)

	Parent	Combined Subsidiary Guarantors	Consolidating Adjustments And Other	Total Consolidated Amounts
Net cash provided by operating activities	$260,602	$22,654	$—	$283,256
Net cash used in investing activities	(42,378)	(37,542)	—	(79,920)
Net cash used in financing activities	(218,224)	21,953	—	(196,271)

Net Increase in Cash and Cash Equivalents	—	7,065	—	7,065
CASH AND CASH EQUIVALENTS, beginning of year	—	55,832	—	55,832

CASH AND CASH EQUIVALENTS, end of year	$—	$62,897	$—	$62,897

19.	SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Selected quarterly financial information for each of the quarters in the years ended December 31, 2012 and 2011 is as follows (in thousands, except per share data):

	March 31, 2012	June 30, 2012	September 30, 2012	December 31, 2012
Revenue	$435,305	$442,866	$444,853	$436,861
Operating income	69,544	74,885	79,888	80,516
Net income	31,680	37,334	42,339	45,408

Basic earnings per share:
Net income (2)	$0.32	$0.37	$0.42	$0.46

Diluted earnings per share:
Net income (2)	$0.32	$0.37	$0.42	$0.45

	March 31, 2011	June 30, 2011	September 30, 2011	December 31, 2011
Revenue (1)	$425,180	$429,944	$432,137	$437,082
Operating income (1)	83,645	87,100	80,905	82,377
Loss from discontinued operations, net of taxes (1)	(110)	(198)	(107)	(841)
Net income	40,330	42,418	39,240	40,522

Basic earnings per share:
Net income (2)	$0.37	$0.40	$0.38	$0.41

Diluted earnings per share:
Net income (2)	$0.37	$0.39	$0.37	$0.41

(1)

The amounts presented for the four quarters of 2011 are not equal to the same amounts previously reported in the respective reports on Form 10-Q and Form 10-K for each period as a result of discontinued operations. Below is a reconciliation to the previously reported amounts in Form 10-Q.

(2)	The earnings per share amounts were favorably impacted by the reduction in CCA’s weighted average shares outstanding resulting from share repurchases under CCA’s share repurchase program.

	March 31, 2011	June 30, 2011	September 30, 2011	December 31, 2011
Total revenue previously reported	$428,074	$432,803	$435,043	$439,693
Discontinued operations	(2,894)	(2,859)	(2,906)	(2,611)

Revised total revenue	$425,180	$429,944	$432,137	$437,082

Operating income previously reported	$83,467	$86,781	$80,735	$81,072
Discontinued operations	178	319	170	1,305

Revised operating income	$83,645	$87,100	$80,905	$82,377

Income from discontinued operations, net of taxes, previously reported	$—	$—	$—	$—
Discontinued operations subsequent to the respective reporting period	(110)	(198)	(107)	(841)

Revised loss from discontinued operations, net of taxes	$(110)	$(198)	$(107)	$(841)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CORRECTIONS CORPORATION OF AMERICA

Date: February 27, 2013	By:	/s/ Damon T. Hininger
Damon T. Hininger, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed by the following persons on behalf of the registrant and in the capabilities and on the dates indicated.

/s/ Damon T. Hininger	February 27, 2013
Damon T. Hininger, President and Chief Executive Officer
(Principal Executive Officer and Director)

/s/ Todd J Mullenger	February 27, 2013
Todd J Mullenger, Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

/s/ John D. Ferguson	February 27, 2013
John D. Ferguson, Chairman of the Board of Directors

/s/ William F. Andrews	February 27, 2013
William F. Andrews, Director

/s/ Donna M. Alvarado	February 27, 2013
Donna M. Alvarado, Director

/s/ John D. Correnti	February 27, 2013
John D. Correnti, Director

/s/ Dennis W. DeConcini	February 27, 2013
Dennis W. DeConcini, Director

/s/ Robert J. Dennis	February 27, 2013
Robert J. Dennis, Director

/s/ John R. Horne	February 27, 2013
John R. Horne, Director

/s/ C. Michael Jacobi	February 27, 2013
C. Michael Jacobi, Director

/s/ Anne L. Mariucci	February 27, 2013
Anne L. Mariucci, Director

/s/ Thurgood Marshall, Jr.	February 27, 2013
Thurgood Marshall, Jr., Director

/s/ Charles L. Overby	February 27, 2013
Charles L. Overby, Director

/s/ John R. Prann, Jr.	February 27, 2013
John R. Prann, Jr., Director

/s/ Joseph V. Russell	February 27, 2013
Joseph V. Russell, Director

INDEX OF EXHIBITS

Exhibits marked with an * are filed herewith. Other exhibits have previously been filed with the Securities and Exchange Commission (the “Commission”) and are incorporated herein by reference.

Exhibit Number	Description of Exhibits

3.1	Amended and Restated Charter of the Company (restated for Commission filing purposes only) (previously filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K (Commission File no. 001-16109), filed with the Commission on February 27, 2008 and incorporated herein by this reference).

3.2	Sixth Amended and Restated Bylaws of the Company (previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K (Commission File no. 001-16109), filed with the Commission on August 22, 2012 and incorporated herein by this reference).

4.1	Provisions defining the rights of stockholders of the Company are found in Article V of the Amended and Restated Charter of the Company, as amended (included as Exhibit 3.1 hereto), and Article II of the Fifth Amended and Restated Bylaws of the Company (included as Exhibit 3.2 hereto).

4.2	Specimen of certificate representing shares of the Company’s Common Stock (previously filed as Exhibit 4.2 to the Company’s Annual Report on Form 10-K (Commission File no. 001-16109), filed with the Commission on March 22, 2002 and incorporated herein by this reference).

4.3	Indenture, dated as of January 23, 2006, by and among the Company, certain of its subsidiaries and U.S. Bank National Association, as Trustee (previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K (Commission File no. 001-16109), filed with the Commission on January 24, 2006 and incorporated herein by this reference).

Exhibit Number	Description of Exhibits

4.4	Second Supplemental Indenture, dated as of June 3, 2009, by and among the Company, certain of its subsidiaries and U.S. Bank National Association, as Trustee, providing for the Company’s 7 3/4 % Senior Notes due 2017, with form of note attached (previously filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K (Commission File no. 001-16109), filed with the Commission on June 3, 2009 and incorporated herein by this reference).

10.1	Amended and Restated Credit Agreement, dated as of January 6, 2012, by and among the Company, as Borrower, certain lenders and Bank of America, N.A., as Administrative Agent and Wells Fargo Bank, National Association, as Syndication Agent for the lenders (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (Commission File no. 001-16109), filed with the Commission on January 10, 2012 and incorporated herein by this reference.)

10.2	The Company’s Amended and Restated 1997 Employee Share Incentive Plan (previously filed as Exhibit 10.15 to the Company’s Annual Report on Form 10-K (Commission File no. 001-16109), filed with the Commission on March 12, 2004 and incorporated herein by this reference).

10.3	Form of Non-qualified Stock Option Agreement for the Company’s Amended and Restated 1997 Employee Share Incentive Plan (previously filed as Exhibit 10.17 to the Company’s Annual Report on Form 10-K (Commission File no. 001-16109), filed with the Commission on March 7, 2005 and incorporated herein by this reference).

10.4	The Company’s Amended and Restated 2000 Stock Incentive Plan (previously filed as Exhibit 10.20 to the Company’s Annual Report on Form 10-K (Commission File no. 001-16109), filed with the Commission on March 12, 2004 and incorporated herein by this reference).

10.5	Amendment No. 1 to the Company’s Amended and Restated 2000 Stock Incentive Plan (previously filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (Commission File no. 001-16109), filed with the Commission on November 5, 2004 and incorporated herein by this reference).

10.6	First Amendment to Amended and Restated 2000 Stock Incentive Plan of the Company (previously filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (Commission File no. 001-16109), filed with the Commission on August 7, 2008 and incorporated herein by this reference).

Exhibit Number	Description of Exhibits

10.7	Second Amendment to Amended and Restated 2000 Stock Incentive Plan of the Company (previously filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K (Commission File no. 001-16109), filed with the Commission on August 18, 2009 and incorporated herein by this reference).

10.8	The Company’s Non-Employee Directors’ Compensation Plan (previously filed as Appendix C to the Company’s definitive Proxy Statement relating to its Annual Meeting of Stockholders (Commission File no. 001-16109), filed with the Commission on April 11, 2003 and incorporated herein by this reference).

10.9	Form of Employee Non-qualified Stock Option Agreement for the Company’s Amended and Restated 2000 Stock Incentive Plan (previously filed as Exhibit 10.15 to the Company’s Annual Report on Form 10-K (Commission File no. 001-16109), filed with the Commission on March 7, 2006 and incorporated herein by this reference).

10.10	Form of Director Non-qualified Stock Option Agreement for the Company’s Amended and Restated 2000 Stock Incentive Plan (previously filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (Commission File no. 001-16109), filed with the Commission on August 7, 2007 and incorporated herein by this reference).

10.11	Form of Restricted Stock Agreement for the Company’s Amended and Restated 2000 Stock Incentive Plan (previously filed as Exhibit 10.16 to the Company’s Annual Report on Form 10-K (Commission File no. 001-16109), filed with the Commission on March 7, 2006 and incorporated herein by this reference).

10.12	The Company’s 2008 Stock Incentive Plan (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (Commission File no. 001-16109), filed with the Commission on May 11, 2007 and incorporated herein by this reference).

10.13	Form of Executive Non-qualified Stock Option Agreement for the Company’s 2008 Stock Incentive Plan (previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K (Commission File no. 001-16109), filed with the Commission on February 21, 2008 and incorporated herein by this reference).

10.14	Amended Form of Executive Non-qualified Stock Option Agreement for the Company’s 2008 Stock Incentive Plan (previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K (Commission File no. 001-16109), filed with the Commission on February 23, 2009 and incorporated herein by this reference).

Exhibit Number	Description of Exhibits

10.15	Form of Director Non-qualified Stock Option Agreement for the Company’s 2008 Stock Incentive Plan (previously filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K (Commission File no. 001-16109), filed with the Commission on February 21, 2008 and incorporated herein by this reference).

10.16	Form of Restricted Stock Agreement for the Company’s 2008 Stock Incentive Plan (previously filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K (Commission File no. 001-16109), filed with the Commission on February 21, 2008 and incorporated herein by this reference).

10.17	Form of Executive Restricted Stock Unit Agreement for the Company’s 2008 Stock Incentive Plan (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (Commission File no. 001-16109), filed with the Commission on February 23, 2009 and incorporated herein by this reference).

10.18	The Company’s Amended and Restated 2008 Stock Incentive Plan (previously filed as Exhibit 10.1 of the Company’s Current Report on Form 8-K (Commission File no. 001-16109), filed with the Commission on May 17, 2011 and incorporated herein by this reference).

10.19	Form of Executive Restricted Stock Unit Award Agreement for the Company’s Amended and Restated 2008 Stock Incentive Plan (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (Commission File no. 001-16109), filed with the Commission on March 21, 2012 and incorporated herein by this reference).

10.20	Form of Director Restricted Stock Agreement for the Company’s Amended and Restated 2008 Stock Incentive Plan (previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K (Commission File no. 001-16109), filed with the Commission on May 17, 2011 and incorporated herein by this reference).

10.21	Form of Non-Employee Directors Restricted Stock Unit Award Agreement with deferral provisions for the Company’s Amended and Restated 2008 Stock Incentive Plan (previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K (Commission File no. 001-16109), filed with the Commission on March 21, 2012 and incorporated herein by this reference).

Exhibit Number	Description of Exhibits

10.22	Form of Non-Employee Directors Restricted Stock Unit Award Agreement for the Company’s Amended and Restated 2008 Stock Incentive Plan (previously filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K (Commission File no. 001-16109), filed with the Commission on March 21, 2012 and incorporated herein by this reference).

10.23*	Form of Restricted Stock Unit Award Agreement for the Company’s Amended and Restated 2008 Stock Incentive Plan (Time-Vesting Form for Executive Officers).

10.24	Transition Agreement, dated as of May 31, 2011, by and between the Company and Richard P. Seiter (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (Commission File no. 001-16109), filed with the Commission on June 3, 2011 and incorporated herein by this reference).

10.25	Employment Agreement, dated as of January 1, 2012, with Todd J Mullenger (previously filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K (Commission File no. 001-16109), filed with the Commission on January 6, 2012 and incorporated herein by this reference).

10.26	Employment Agreement, dated as of January 1, 2012, with Damon T. Hininger (previously filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K (Commission File no. 001-16109), filed with the Commission on January 6, 2012 and incorporated herein by this reference).

10.27	Employment Agreement, dated as of January 1, 2012, with Anthony L. Grande (previously filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K (Commission File no. 001-16109), filed with the Commission on January 6, 2012 and incorporated herein by this reference).

10.28	First Amended and Restated Employment Agreement, dated as of January 1, 2012, with Brian D. Collins (previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K (Commission File no. 001-16109), filed with the Commission on January 6, 2012 and incorporated herein by this reference).

10.29	Employment Agreement, dated as of April 20, 2010, with Steven E. Groom (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (Commission File no. 001-16109), filed with the Commission on April 21, 2010 and incorporated herein by this reference).

10.30	Employment Agreement, dated as of January 1, 2012, with Steven E. Groom (previously filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K (Commission File no. 001-16109), filed with the Commission on January 6, 2012 and incorporated herein by this reference).

Exhibit Number	Description of Exhibits

10.31	Employment Agreement, dated as of June 1, 2011, with Harley G. Lappin (previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K (Commission File no. 001-16109), filed with the Commission on June 3, 2011 and incorporated herein by this reference).

10.32	First Amended and Restated Employment Agreement, dated as of January 1, 2012, with Harley G. Lappin (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (Commission File no. 001-16109), filed with the Commission on January 6, 2012 and incorporated herein by this reference).

10.33	Form of Amendment of Employment Agreements for executive officers (previously filed as Exhibit 10.29 to the Company’s Annual Report on Form 10-K (Commission File no. 001-16109), filed with the Commission on February 25, 2011 and incorporated herein by this reference).

10.34	Amended and Restated Non-Employee Director Deferred Compensation Plan (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (Commission File no. 001-16109), filed with the Commission on August 16, 2007 and incorporated herein by this reference).

10.35	Amendment to the Amended and Restated Non-Employee Director Deferred Compensation Plan (previously filed as Exhibit 10.35 to the Company’s Annual Report on Form 10-K (Commission File no. 001-16109), filed with the Commission on February 24, 2010 and incorporated herein by this reference).

10.36	Amended and Restated Executive Deferred Compensation Plan (previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K (Commission File no. 001-16109), filed with the Commission on August 16, 2007 and incorporated herein by this reference).

10.37	Form of Indemnification Agreement (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (Commission File no. 001-16109), filed with the Commission on August 18, 2009 and incorporated herein by this reference).

10.38	Notice Letter from John D. Ferguson to the Company (previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K (Commission File no. 001-16109), filed with the Commission on August 18, 2009 and incorporated herein by this reference).

Exhibit Number	Description of Exhibits

10.39	Letter Agreement, dated as of October 15, 2009, with John D. Ferguson (previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K (Commission File no. 001-16109), filed with the Commission on October 15, 2009 and incorporated herein by this reference).

10.40*	Summary of Director and Executive Officer Compensation.

21*	Subsidiaries of the Company.

23.1*	Consent of Independent Registered Public Accounting Firm.

31.1*	Certification of the Company’s Chief Executive Officer pursuant to Securities and Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Company’s Chief Financial Officer pursuant to Securities and Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase