Form 10-Q
period 2013-03-31
CORRECTIONS CORP OF AMERICA
filed 2013-05-09
CIK 1070985

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: MARCH 31, 2013

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

Indicate the number of shares outstanding of each class of Common Stock as of May 3, 2013:

Shares of Common Stock, $0.01 par value per share 101,331,923 shares outstanding.

CORRECTIONS CORPORATION OF AMERICA

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2013

PART I – FINANCIAL INFORMATION

ITEM 1. – FINANCIAL STATEMENTS.

CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED AND AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

ASSETS	March 31, 2013	December 31, 2012
Cash and cash equivalents	$60,330	$62,897
Accounts receivable, net of allowance of $2,138 and $2,578, respectively	232,863	252,764
Current deferred tax assets	5,360	8,022
Prepaid expenses and other current assets	20,048	27,059

Total current assets	318,601	350,742

Property and equipment, net	2,551,961	2,568,791

Restricted cash	5,023	5,022
Investment in direct financing lease	6,991	7,467
Goodwill	11,988	11,988
Other assets	35,813	30,732
Non-current deferred tax assets	5,998	—

Total assets	$2,936,375	$2,974,742

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued expenses	$216,279	$166,000
Income taxes payable	2,352	102
Current liabilities of discontinued operations	79	356

Total current liabilities	218,710	166,458

Long-term debt	1,016,948	1,111,545
Deferred tax liabilities	—	139,526
Other liabilities	38,815	35,593

Total liabilities	1,274,473	1,453,122

Commitments and contingencies

Preferred stock – $0.01 par value; 50,000 shares authorized; none issued and outstanding at March 31, 2013 and December 31, 2012, respectively	—	—
Common stock – $0.01 par value; 300,000 shares authorized; 101,102 and 100,105 shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively	1,011	1,001
Additional paid-in capital	1,159,512	1,146,488
Retained earnings	501,379	374,131

Total stockholders’ equity	1,661,902	1,521,620

Total liabilities and stockholders’ equity	$2,936,375	$2,974,742

The accompanying notes are an integral part of these consolidated financial statements.

CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED AND AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	For the Three Months Ended March 31,
	2013	2012

REVENUES	$425,724	$435,305

EXPENSES:
Operating	307,530	315,534
General and administrative	31,232	21,840
Depreciation and amortization	27,630	28,387

	366,392	365,761

OPERATING INCOME	59,332	69,544

OTHER EXPENSES:
Interest expense, net	12,566	16,890
Expenses associated with debt refinancing transactions	225	1,541
Other expense	101	12

	12,892	18,443

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	46,440	51,101

Income tax (expense) benefit	134,652	(19,059)

INCOME FROM CONTINUING OPERATIONS	181,092	32,042

Loss from discontinued operations, net of taxes	—	(362)

NET INCOME	$181,092	$31,680

BASIC EARNINGS PER SHARE:
Income from continuing operations	$1.81	$0.32
Loss from discontinued operations, net of taxes	—	—

Net income	$1.81	$0.32

DILUTED EARNINGS PER SHARE:
Income from continuing operations	$1.78	$0.32
Loss from discontinued operations, net of taxes	—	—

Net income	$1.78	$0.32

DIVIDENDS DECLARED PER SHARE:	$0.53	—

The accompanying notes are an integral part of these consolidated financial statements.

CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED AND AMOUNTS IN THOUSANDS)

	For the Three Months Ended March 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$181,092	$31,680
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	27,630	28,387
Expenses associated with debt refinancing transactions	225	1,541
Amortization of debt issuance costs and other non-cash interest	1,047	1,153
Deferred income taxes	(142,862)	(613)
Income tax benefit of equity compensation	(23)	(2,076)
Non-cash equity compensation	3,214	2,639
Other expenses and non-cash items	97	182
Changes in assets and liabilities, net:
Accounts receivable, prepaid expenses and other assets	28,578	20,276
Accounts payable, accrued expenses and other liabilities	(4,416)	(29,645)
Income taxes payable	2,273	14,783

Net cash provided by operating activities	96,855	68,307

CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for facility development and expansions	(4,182)	(9,406)
Expenditures for other capital improvements	(7,216)	(13,458)
Proceeds from sale of assets	44	441
Increase in other assets	(723)	(830)
Payments received on direct financing lease	422	374

Net cash used in investing activities	(11,655)	(22,879)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of debt	10,000	618,500
Principal repayments of debt	(105,000)	(683,500)
Payment of debt issuance and other refinancing and related costs	(2,415)	(6,292)
Dividends paid	(172)	—
Income tax benefit of equity compensation	23	2,076
Purchase and retirement of common stock	(5,430)	(2,391)
Proceeds from exercise of stock options	15,227	1,701

Net cash used in financing activities	(87,767)	(69,906)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(2,567)	(24,478)

CASH AND CASH EQUIVALENTS, beginning of period	62,897	55,832

CASH AND CASH EQUIVALENTS, end of period	$60,330	$31,354

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest (net of amounts capitalized of $141 and $497 in 2013 and 2012, respectively)	$2,801	$16,052

Income taxes paid	$199	$1,198

The accompanying notes are an integral part of these consolidated financial statements.

CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2013

(UNAUDITED AND AMOUNTS IN THOUSANDS)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Total Stockholders’ Equity
	Shares	Par Value
Balance as of December 31, 2012	100,105	$1,001	$1,146,488	$374,131	$1,521,620

Net income	—	—	—	181,092	181,092

Issuance of common stock	—	—	9	—	9

Retirement of common stock	(143)	(1)	(5,429)	—	(5,430)

Dividends declared on common stock ($0.53 per share)	—	—	—	(53,844)	(53,844)

Restricted stock compensation, net of forfeitures	(7)	—	2,202	—	2,202

Income tax benefit of equity compensation	—	—	23	—	23

Stock option compensation expense, net of forfeitures	—	—	1,003	—	1,003

Restricted stock grant	298	3	(3)	—	—

Stock options exercised	849	8	15,219	—	15,227

Balance as of March 31, 2013	101,102	$1,011	$1,159,512	$501,379	$1,661,902

The accompanying notes are an integral part of these consolidated financial statements.

CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2012

(UNAUDITED AND AMOUNTS IN THOUSANDS)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Total Stockholders’ Equity
	Shares	Par Value
Balance as of December 31, 2011	99,528	$995	$1,129,435	$277,592	$1,408,022

Net income	—	—	—	31,680	31,680

Issuance of common stock	—	—	7	—	7

Retirement of common stock	(98)	(1)	(2,390)	—	(2,391)

Restricted stock compensation, net of forfeitures	(7)	—	1,576	—	1,576

Income tax benefit of equity compensation	—	—	1,920	—	1,920

Stock option compensation expense, net of forfeitures	—	—	1,056	—	1,056

Restricted stock grant	332	3	(3)	—	—

Stock options exercised	189	2	1,699	—	1,701

Balance as of March 31, 2012	99,944	$999	$1,133,300	$309,272	$1,443,571

The accompanying notes are an integral part of these consolidated financial statements.

CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

MARCH 31, 2013

1.	ORGANIZATION AND OPERATIONS

Corrections Corporation of America (the “Company” and, together with its subsidiaries, “CCA”) is the nation’s largest owner of privatized correctional and detention facilities and one of the largest prison operators in the United States, behind only the federal government and three states. CCA currently operates 67 correctional and detention facilities, including 51 facilities that it owns or controls, with a total design capacity of approximately 92,500 beds in 20 states and the District of Columbia.

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

CCA began operating as a real estate investment trust (“REIT”) for federal income tax purposes effective January 1, 2013. In connection with this conversion to a REIT, CCA reorganized its corporate structure and began performing its correctional services and conducting other business activities through taxable REIT subsidiaries (“TRSs”). A TRS is a subsidiary of a REIT that is subject to applicable corporate income tax and certain qualification requirements. The Company’s use of TRSs enables CCA to continue to provide correctional services at facilities it owns and at facilities owned by its government partners and to engage in certain other business activities while complying with REIT qualification requirements. The Company’s use of TRSs also allows it to retain income generated by these TRSs for reinvestment without the requirement of distributing those earnings. Consequently, the income tax (expense) benefit recorded in 2013 and 2012 are not comparable. See Note 10.

2.	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited interim consolidated financial statements have been prepared by the Company and, in the opinion of management, reflect all normal recurring adjustments necessary for a fair presentation of results for the unaudited interim periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted. The results of operations for the interim period are not necessarily indicative of the results to be obtained for the full fiscal year. Reference is made to the audited financial statements of CCA included in its Annual Report on Form 10-K as of and for the year ended December 31, 2012 filed with the Securities and Exchange Commission (the “SEC”) on February 27, 2013 (File No. 001-16109) (the “2012 Form 10-K”) with respect to certain significant accounting and financial reporting policies as well as other pertinent information of the Company.

Fair Value of Financial Instruments

To meet the reporting requirements of Accounting Standard Codification (“ASC”) 825, Financial Instruments, regarding fair value of financial instruments, CCA calculates the estimated fair value of financial instruments using market interest rates and quoted market prices of similar instruments or discounted cash flow techniques with observable Level 2 inputs, as defined in ASC 820, “Fair Value Measurement”. At March 31, 2013 and December 31, 2012, there were no material differences between the carrying amounts and the estimated fair values of CCA’s financial instruments, other than as follows (in thousands):

	March 31, 2013		December 31, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Investment in direct financing lease	$8,811	$10,225	$9,233	$10,852
Note receivable from APM	$4,533	$8,047	$4,819	$8,678
Debt	$(1,016,948)	$(1,048,250)	$(1,111,545)	$(1,152,550)

3.	GOODWILL

ASC 350, “Intangibles-Goodwill and Other”, establishes accounting and reporting requirements for goodwill and other intangible assets. Goodwill was $12.0 million as of March 31, 2013 and December 31, 2012 and was associated with facilities CCA manages but does not own. This goodwill was established in connection with the acquisitions of two service companies during 2000.

In September 2011, CCA early adopted the Financial Accounting Standards Board’s Accounting Standards Update (“ASU”) 2011-08 that gives companies the option to perform a qualitative assessment that may allow them to skip the annual two-step impairment test. Under the amendments in ASU 2011-08, a company has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. If the two-step impairment test is required, CCA determines the fair value of a reporting unit using a collaboration of various common valuation techniques, including market multiples and discounted cash flows. These impairment tests are required to be performed at least annually. CCA performed its impairment tests during the fourth quarter, in connection with CCA’s annual budgeting process, and concluded no impairments had occurred. CCA will perform these impairment tests at least annually and whenever circumstances indicate the carrying value of goodwill may not be recoverable.

4.	FACILITY ACTIVATION, DEVELOPMENTS, AND CLOSURES

In February 2008, CCA announced its intention to construct a new correctional facility in Trousdale County, Tennessee. However, during the first quarter of 2009 CCA suspended the construction of this facility until there is greater clarity around the timing of future bed absorption by its customers. CCA continues to monitor its customers’ needs, and could promptly resume construction of the facility. As of March 31, 2013, CCA has capitalized $29.0 million related to the Trousdale facility, including $0.6 million in equipment and $15.2 million of pre-fabricated concrete cells that are constructed and being stored on this site but are generally transferable to other potential CCA development projects.

In late January 2012, the governor of Kentucky submitted his proposed budget which included the transfer of the inmates held at one of CCA’s facilities to a facility owned by the state of Kentucky that had previously been closed. During 2012, the Kentucky Department of Corrections completed the removal of the inmates previously housed in the 656-bed Otter Creek Correctional Center, a facility CCA owns in Wheelwright, Kentucky, and CCA subsequently idled the facility. The Otter Creek facility is subject to a deed of conveyance with the City of Wheelwright that includes a provision, among others, that would allow assumption of ownership of the facility by the City of Wheelwright if CCA ceases to operate the facility for more than two years. CCA is currently pursuing various customers to utilize the facility.

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

During 2010, CCA idled the 1,600-bed Prairie Correctional Facility, the 752-bed Huerfano County Correctional Center, and its 2,160-bed Diamondback Correctional Facility due to excess capacity within the states of Minnesota, Washington, and Arizona allowing those states to phase out the utilization of private sector beds at that time. Additionally, CCA owns the Queensgate Correctional Facility in Ohio and Shelby Training Center in Tennessee that were both idled in 2008. All such facilities are currently available for use to potential customers. The carrying values of CCA’s seven idled facilities totaled $130.9 million and $132.1 million as of March 31, 2013 and December 31, 2012, respectively, excluding equipment and other assets that could generally be transferred and used at other facilities CCA owns without significant cost. CCA tested each of the aforementioned seven facilities for impairment when it was notified by the respective customers that they would no longer be utilizing such facility. CCA updates the impairment analyses on an annual basis for each of the idled facilities and for the suspended construction project in Trousdale County, Tennessee, and evaluates on a quarterly basis market developments for the potential utilization of each of these facilities in order to identify events that may cause CCA to reconsider its most recent assumptions. As a result of CCA’s analyses, CCA determined each of these assets to have recoverable values in excess of the corresponding carrying values.

In order to retain federal inmate populations CCA currently manages in the 1,154-bed San Diego Correctional Facility, CCA will be required to construct a new facility in the future at a site it is currently developing. The existing San Diego Correctional Facility is subject to a ground lease with the County of San Diego. Under the provisions of the lease, the facility is divided into different premises whereby, pursuant to an amendment to the ground lease executed in January 2010, ownership of the entire facility reverts to the County upon expiration of the lease on December 31, 2015. As of March 31, 2013, CCA has invested approximately $49.1 million to acquire property, conduct environmental studies, obtain building permits, and complete various other design activities related to the new facility. CCA has developed plans to build a detention facility and a construction timeline that coincides with the expiration of the ground lease with the County of San Diego. CCA plans to use this new facility to house the existing federal inmate populations at the San Diego Correctional Facility. However, CCA can provide no assurance that it will be able to retain these inmate populations.

In September 2012, CCA announced that it was awarded a new management contract from the Arizona Department of Corrections to house up to 1,000 medium-security inmates at its 1,596-bed Red Rock Correctional Center in Arizona. The new management contract contains an initial term of ten years, with two five-year renewal options upon mutual agreement and provides an occupancy guarantee of 90% of the contracted beds, which is expected to be implemented in two phases. CCA expects to begin receiving approximately 500 inmates from Arizona beginning in January of 2014 and an additional 500 inmates in 2015. Additionally, the contract provides the state of Arizona with an option to purchase the Red Rock facility at any time during the term of the contract, including extension options, based on an amortization schedule starting with the fair market value and decreasing evenly to zero over the twenty-year term. In order to prepare the Red Rock facility to house Arizona inmates under this contract, CCA expects to incur approximately $20.0 million in capital improvements for certain physical plant modifications. CCA currently manages approximately 1,400 inmates for the state of California at its Red Rock facility. CCA is currently working with Arizona and California to determine the most desirable time to transfer California populations from the Red Rock facility. To the extent California needs replacement capacity, the contract with the state of California provides flexibility to utilize other beds in CCA’s system upon mutual agreement.

5.	DISCONTINUED OPERATIONS

In November 2011, CCA announced its joint decision with the state of Mississippi to cease operations at the state-owned 1,172-bed Delta Correctional Facility in Greenwood, Mississippi. In December 2011, CCA began the process of transferring the population of approximately 900 inmates from the facility, which was completed in January 2012. Accordingly, the results of operations, net of taxes, and the assets and liabilities of the Delta facility have been reported as discontinued operations in the first quarter of 2012 for all periods presented. There were no results of operations during the first quarter of 2013 at this facility.

The following table summarizes the results of operations for this facility for the three months ended March 31, 2012 (in thousands):

For the Three Months Ended March 31, 2012
REVENUE:
Managed-only	$193

193

EXPENSES:
Managed-only	861

861

OPERATING LOSS	(668)

Other income	91

LOSS FROM DISCONTINUED OPERATIONS BEFORE INCOME TAXES BEFORE INCOME TAX	(577)

Income tax benefit	215

LOSS FROM DISCONTINUED OPERATIONS, NET OF TAXES	$(362)

There were no assets associated with discontinued operations as of March 31, 2013 and December 31, 2012, while there were $0.1 million and $0.4 million of accounts payable and accrued liabilities associated with discontinued operations as of March 31, 2013 and December 31, 2012, respectively.

6.	DEBT

Debt outstanding as of March 31, 2013 and December 31, 2012 consists of the following (in thousands):

	March 31, 2013	December 31, 2012

Revolving Credit Facility, principal due at maturity in December 2017; interest payable periodically at variable interest rates. The weighted average rate at both March 31, 2013 and December 31, 2012 was 1.7%.	$560,000	$655,000

7.75% Senior Notes, principal due at maturity in June 2017; interest payable semi-annually in June and December at 7.75%. These notes were issued with a $13.4 million discount, of which $8.1 million and $8.5 million was unamortized at March 31, 2013 and December 31, 2012, respectively.	456,948	456,545

	$1,016,948	$1,111,545

Revolving Credit Facility. During January 2012, CCA entered into an amended and restated $785.0 million senior secured revolving credit facility (the “$785.0 Million Revolving Credit Facility”). In addition to replacing the previous $450.0 million revolving credit facility, during the first quarter of 2012 the $785.0 Million Revolving Credit Facility was used for the purchase of $335.0 million of CCA’s existing 6.25% Senior Notes and the payment of fees, commissions and expenses in connection with the foregoing as well as for other general corporate purposes. CCA capitalized approximately $6.0 million of new costs associated with the $785.0 Million Revolving Credit Facility and incurred a charge of $0.1 million during the first quarter of 2012 for the write-off of loan costs associated with the previous revolving credit facility.

During March 2013, CCA further amended the $785.0 Million Revolving Credit Facility to, among other things, increase the commitment size from $785.0 million to $900.0 million, to extend the maturity by one-year to December 2017, and to provide covenant flexibility to operate as a REIT (the “$900.0 Million Revolving Credit Facility”). CCA capitalized approximately $2.7 million of new costs associated with the amendment.

The $900.0 Million Revolving Credit Facility has an aggregate principal capacity of $900.0 million and has an “accordion” feature that provides for uncommitted incremental extensions of credit in the form of increases in the revolving commitments or incremental term loans in an aggregate principal amount up to an additional $100.0 million as requested by CCA. At CCA’s option, interest on outstanding borrowings under the $900.0 Million Revolving Credit Facility is based on either a base rate plus a margin ranging from 0.25% to 1.0% or a London Interbank Offered Rate (“LIBOR”) plus a margin ranging from 1.25% to 2.0% based on CCA’s leverage ratio. The $900.0 Million Revolving Credit Facility has a $30.0 million sublimit for swing line loans that enables CCA to borrow from the Administrative Agent without advance notice at the base rate.

Based on CCA’s current leverage ratio, loans under the $900.0 Million Revolving Credit Facility currently bear interest at the base rate plus a margin of 0.50% or at LIBOR plus a margin of 1.50%, and a commitment fee equal to 0.30% of the unfunded balance. These interest provisions and fee margins were unchanged from the previous facility. The $900.0 Million Revolving Credit Facility also has a $50.0 million sublimit for the issuance of standby letters of credit. As of March 31, 2013, CCA had $560.0 million in borrowings under the $900.0 Million Revolving Credit Facility as well as $25.7 million in letters of credit outstanding resulting in $314.3 million available under the $900.0 Million Revolving Credit Facility.

The $900.0 Million Revolving Credit Facility is secured by a pledge of all of the capital stock of CCA’s domestic subsidiaries, 65% of the capital stock of CCA’s foreign subsidiaries, all of CCA’s accounts receivable, and all of CCA’s deposit accounts. The $900.0 Million Revolving Credit Facility requires CCA to meet certain financial covenants, including, without limitation, a maximum total leverage ratio, a maximum secured leverage ratio, and a minimum fixed charge coverage ratio. As of March 31, 2013, CCA was in compliance with all such covenants. In addition, the $900.0 Million Revolving Credit Facility contains certain covenants that, among other things, limit the incurrence of additional indebtedness, acquisitions and other investments, payment of dividends and other customary restricted payments, transactions with affiliates, asset sales, mergers and consolidations, liquidations, prepayments and modifications of other indebtedness, liens and other encumbrances and other matters customarily restricted in such agreements. In addition, the $900.0 Million Revolving Credit Facility is subject to certain cross-default provisions with terms of CCA’s other indebtedness, and is subject to acceleration upon the occurrence of a change control.

Senior Notes. Concurrent with the closing of the $900.0 Million Revolving Credit Facility on March 21, 2013, CCA announced its intention to offer up to an aggregate of $675.0 million in aggregate principal amount of new senior notes comprised of senior notes due 2020 and senior notes due 2023. Also on March 21, 2013, CCA announced a cash tender offer for any and all of its $465.0 million aggregate principal amount of 7.75% unsecured senior notes issued in June 2009 (the “7.75% Senior Notes”). Holders who validly tendered their 7.75% Senior Notes before the early tender deadline on April 3, 2013 were entitled to receive total consideration equal to $1,050 per $1,000 principal amount of the 7.75% Senior Notes, plus any accrued and unpaid interest up to, but not including, the payment date. The total consideration included $30 per $1,000 principal amount of the 7.75% Senior Notes for those Holders who validly tendered on or prior to the early tender deadline, and $20 per $1,000 principal amount of the 7.75% Senior Notes for Holders who validly tendered following the early tender deadline but on or prior to the expiration of the tender offer on April 17, 2013. On April 4, 2013, CCA accepted $315.4 million principal amount of the 7.75% Senior Notes pursuant to the tender offer for Holders who validly tendered their 7.75% Senior Notes by the early tender deadline. No Holders tendered their 7.75% Senior Notes after the early tender deadline on April 3, 2013.

On April 4, 2013, CCA completed the offering of $325.0 million aggregate principal amount of 4.125% senior notes due April 1, 2020 (the “4.125% Senior Notes”) and $350.0 million aggregate principal amount of 4.625% senior notes due May 1, 2023 (the “4.625% Senior Notes”), collectively referred to herein as the “New Notes”.

Following the expiration of the early tender deadline, CCA announced it would redeem on June 1, 2013 any and all remaining outstanding 7.75% Senior Notes at a price of 103.875% of par plus accrued interest pursuant to the indenture governing the 7.75% Senior Notes.

CCA incurred $0.2 million during the first quarter of 2013 for third-party fees and expenses associated with the tender offer, and expects to incur an additional $36.5 million of charges during the second quarter of 2013 associated with the tender offer and redemption of the 7.75% Senior Notes consisting of the write-off of loan costs and the unamortized discount on the 7.75% Senior Notes, the tender fees and expenses associated with the purchase, and the redemption premium to be paid on the 7.75% Senior Notes.

CCA used a portion of the net proceeds from the offering of the New Notes to fund the tender offer, and expects to use an additional portion of the net proceeds from the offering of the New Notes to fund the redemption of the remaining 7.75% Senior Notes outstanding on June 1, 2013. CCA also intends to use the net proceeds from the sale of the New Notes to fund the payment in cash of up to 20% of its required distribution of C-corporation accumulated earnings and profits in connection with its REIT conversion, as further described in Note 7, to pay other REIT conversion costs and for general corporate purposes.

The New Notes were offered in the United States to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”), and outside the United States pursuant to Regulation S under the Securities Act. The New Notes have not been registered under the Securities Act and may not be offered or sold in the United States without registration or an applicable exemption from the registration requirements. The Company will use commercially reasonable efforts to register the New Notes within 270 days following the closing of the New Notes offering.

The New Notes are senior unsecured obligations of the Company and are initially guaranteed by all of the Company’s subsidiaries that guarantee the $900.0 Million Revolving Credit Facility. Interest on the 4.125% Senior Notes is payable in April and October of each year, beginning October 1, 2013. Interest on the 4.625% Senior Notes is payable in May and November of each year, beginning November 1, 2013. CCA may redeem all or part of the New Notes at any time prior to three months before their respective maturity date at a “make-whole” redemption price, plus accrued and unpaid interest thereon to, but not including, the redemption date. Thereafter, the New Notes are redeemable at CCA’s option, in whole or in part, at a redemption price equal to 100% of the aggregate principal amount of the notes to be redeemed plus accrued and unpaid interest thereon to, but not including, the redemption date.

7.	STOCKHOLDERS’ EQUITY

Dividends on Common Stock

During 2012 and the first quarter of 2013, CCA’s Board of Directors declared the following quarterly dividends on its common stock:

Declaration Date	Record Date	Payable Date	Per Share
May 11, 2012	June 8, 2012	June 22, 2012	$0.20
August 20, 2012	September 14, 2012	September 28, 2012	$0.20
November 6, 2012	November 30, 2012	December 14, 2012	$0.20
February 22, 2013	April 3, 2013	April 15, 2013	$0.53

On April 8, 2013, CCA’s Board of Directors declared a special dividend to shareholders of $675 million, or approximately $6.63 per share of common stock, in connection with CCA’s previously announced plan to qualify as a REIT for federal income tax purposes effective as of January 1, 2013. The special dividend will be paid in satisfaction of requirements that CCA distribute its previously undistributed accumulated earnings and profits attributable to tax periods ending prior to January 1, 2013. CCA expects to pay the special dividend on May 20, 2013 to shareholders of record as of April 19, 2013.

Each CCA shareholder may elect to receive payment of the special dividend either in all cash, all shares of CCA common stock or a combination of cash and CCA common stock, with the total amount of cash payable to shareholders limited to a maximum of 20% of the total value of the special dividend, or $135 million. If the total amount of cash elected by shareholders exceeds 20% of the total value of the special dividend, the available cash will be prorated among those shareholders who elect to receive cash, and the remaining portion of the special dividend will be paid in shares of CCA common stock. Shareholders who do not make a timely election will be deemed to have made an election to receive payment of the special dividend in shares of CCA common stock. The total number of shares of CCA common stock to be distributed pursuant to the special dividend will be determined based on shareholder elections and the average closing price per share of CCA common stock on the New York Stock Exchange for the three trading days after May 9, 2013, the date that election forms are due.

Restricted Stock and Restricted Stock Units

During the first quarter of 2013, CCA issued 407,000 shares of restricted common stock and common stock units to certain of its employees and non-employee directors, with an aggregate fair value of $15.0 million, including 361,000 restricted shares or units to employees and non-employee directors whose compensation is charged to general and administrative expense and 46,000 restricted shares to employees whose compensation is charged to operating expense. During 2012, CCA issued 349,000 shares of restricted common stock and common stock units to certain of its employees and non-employee directors, with an aggregate fair value of $9.2 million, including 290,000 restricted shares or units to employees and non-employee directors whose compensation is charged to general and administrative expense and 59,000 restricted shares to employees whose compensation is charged to operating expense.

With respect to the shares and units issued in 2013, unless earlier vested under the terms of the restricted stock unit agreement, the restricted stock units issued to officers and executive officers vest evenly over a three-year period, while the shares issued to other employees “cliff” vest on the third anniversary of the award. Shares of restricted common stock units issued to non-employee directors vest on the first anniversary of the award. With respect to shares issued prior to 2013, CCA established performance-based vesting conditions on the shares of restricted common stock and common stock units awarded to its officers and executive officers. Unless earlier vested under the terms of the agreements, shares or units issued to officers and executive officers are subject to vesting over a three-year period based upon the satisfaction of certain performance criteria. No more than one-third of such shares or units may vest in the first performance period; however, the performance criteria are cumulative for the three-year period. Unless earlier vested under the terms of the agreements, the shares of restricted stock issued to the other employees vest after three years of continuous service.

During the three months ended March 31, 2013, CCA expensed $2.2 million, net of forfeitures, relating to restricted common stock and common stock units ($0.3 million of which was recorded in operating expenses and $1.9 million of which was recorded in general and administrative expenses). During the three months ended March 31, 2012, CCA expensed $1.6 million, net of forfeitures, relating to restricted common stock and common stock units ($0.2 million of which was recorded in operating expenses and $1.4 million of which was recorded in general and administrative expenses). As of March 31, 2013, approximately 885,000 shares of restricted common stock and common stock units remained outstanding and subject to vesting.

Stock Options

In February 2013, CCA elected to no longer issue stock options to its non-employee directors, officers, and executive officers as it had in the past and instead elected to issue all of its equity compensation in the form of restricted common stock and common stock units as described above. During the three months ended March 31, 2013 and 2012, CCA expensed $1.0 million and $1.1 million, respectively, net of forfeitures, relating to its outstanding stock options. As of March 31, 2013, options to purchase 3.2 million shares of common stock were outstanding with a weighted average exercise price of $21.29.

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

A reconciliation of the numerator and denominator of the basic earnings per share computation to the numerator and denominator of the diluted earnings per share computation is as follows (in thousands, except per share data):

	For the Three Months Ended March 31,
	2013	2012
NUMERATOR
Basic:
Income from continuing operations	$181,092	$32,042
Loss from discontinued operations, net of taxes	—	(362)

Net income	$181,092	$31,680

Diluted:
Income from continuing operations	$181,092	$32,042
Loss from discontinued operations, net of taxes	—	(362)

Diluted net income	$181,092	$31,680

DENOMINATOR
Basic:
Weighted average common shares outstanding	100,070	99,292

Diluted:

Weighted average common shares outstanding	100,070	99,292
Effect of dilutive securities:
Stock options	1,556	631
Restricted stock	209	163

Weighted average shares and assumed conversions	101,835	100,086

BASIC EARNINGS PER SHARE:
Income from continuing operations	$1.81	$0.32
Loss from discontinued operations, net of taxes	—	—

Net income	$1.81	$0.32

DILUTED EARNINGS PER SHARE:
Income from continuing operations	$1.78	$0.32
Loss from discontinued operations, net of taxes	—	—

Net income	$1.78	$0.32

Approximately 13,500 and 1.5 million stock options were excluded from the computations of diluted earnings per share for the three months ended March 31, 2013 and 2012, respectively, because they were anti-dilutive.

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

In connection with the issuance of the revenue bonds, CCA is obligated, under a debt service deficit agreement, to pay the trustee of the bond’s trust indenture (the “Trustee”) amounts necessary to pay any debt service deficits consisting of principal and interest requirements (outstanding principal balance of $28.8 million at March 31, 2013 plus future interest payments). In the event the state of Tennessee, which is currently utilizing the facility to house certain inmates, exercises its option to purchase the correctional facility, CCA is also obligated to pay the difference between principal and interest owed on the bonds on the date set for the redemption of the bonds and amounts paid by the state of Tennessee for the facility plus all other funds on deposit with the Trustee and available for redemption of the bonds. Ownership of the facility reverts to the state of Tennessee in 2017 at no cost. Therefore, CCA does not currently believe the state of Tennessee will exercise its option to purchase the facility. At March 31, 2013, the outstanding principal balance of the bonds exceeded the purchase price option by $10.3 million.

10.	INCOME TAXES

As discussed in Note 1, the Company began operating in compliance with REIT requirements for federal income tax purposes effective January 1, 2013. As a REIT, the Company must distribute at least 90 percent of its taxable income (including dividends paid to it by its TRSs) and will not pay federal income taxes on the amount distributed to its shareholders. Therefore, the Company should not be subject to federal income taxes if it distributes 100 percent of its taxable income. Most states, where CCA holds investments in real estate, conform to the federal rules recognizing REITs. Certain subsidiaries have made an election with the Company to be treated as TRSs in conjunction with the Company’s REIT election; the TRS elections will permit CCA to engage in certain business activities in which the REIT may not conduct directly. A TRS is subject to federal and state income taxes on the income from these activities and therefore, CCA includes a provision for taxes in its consolidated financial statements.

Income taxes are accounted for under the provisions of ASC 740 “Income Taxes”. ASC 740 generally requires CCA to record deferred income taxes for the tax effect of differences between book and tax bases of its assets and liabilities.

Deferred income taxes reflect the available net operating losses and the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. As a result of CCA’s election to be taxed as a REIT effective January 1, 2013, CCA recorded during the first quarter of 2013 a net tax benefit of $137.7 million for the revaluation of certain deferred tax assets and liabilities and other income taxes associated with the REIT conversion based on the revised tax structure.

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

CCA’s consolidated effective tax rate was approximately 8.0%, before the $137.7 million net tax benefit described above, as well as the income tax benefit associated with certain other items, and 37.3% during the three months ended March 31, 2013 and 2012, respectively. CCA’s effective tax rate is significantly lower in 2013 as a result of the election to be taxed as a REIT effective January 1, 2013. As a REIT, CCA will be entitled to a deduction for dividends paid, resulting in a substantial reduction in the amount of federal income tax expense it recognizes. Substantially all of CCA’s income tax expense will be incurred based on the earnings generated by its TRSs.

CCA’s overall effective tax rate is estimated based on its current projection of annual taxable income primarily generated in its TRSs. The effective tax rate could change in the future as a result of changes in these estimates, the implementation of additional tax planning strategies, changes in federal or state tax rates or laws affecting tax credits available to CCA, changes in other tax laws, changes in estimates related to uncertain tax positions, or changes in state apportionment factors, as well as changes in the valuation allowance applied to CCA’s deferred tax assets that are based primarily on the amount of state net operating losses and tax credits that could expire unused.

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

CCA had no liabilities recorded for uncertain tax positions as of March 31, 2013. CCA recognizes interest and penalties related to unrecognized tax positions in income tax expense. CCA does not currently anticipate that the total amount of unrecognized tax positions will significantly increase or decrease in the next twelve months.

11.	SEGMENT REPORTING

As of March 31, 2013, CCA owned and managed 49 correctional and detention facilities, and managed 18 correctional and detention facilities it did not own. Management views CCA’s operating results in two reportable segments: (1) owned and managed correctional and detention facilities and (2) managed-only correctional and detention facilities. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies in the notes to consolidated financial statements included in CCA’s 2012 Form 10-K. Owned and managed facilities include the operating results of those facilities placed into service that were owned or controlled via a lease and managed by CCA. Managed-only facilities include the operating results of those facilities owned by a third party and managed by CCA. Following the Company’s reorganization to begin operating as a REIT effective January 1, 2013, the Company chose to reclassify the financial information provided for segment reporting purposes at two facilities where the property is effectively controlled by the Company under operating lease arrangements. Previously, the Company classified these two facilities controlled under operating leases within the managed-only segment. The Company now reports the financial information associated with these facilities as owned and managed and has reclassified its segment reporting for all periods presented. CCA measures the operating performance of each facility within the above two reportable segments, without differentiation, based on facility net operating income. CCA defines facility net operating income as a facility’s operating income or loss from operations before interest, taxes, goodwill impairment, depreciation, and amortization. Since each of CCA’s facilities within the two reportable segments exhibit similar economic characteristics, provide similar services to governmental agencies, and operate under a similar set of operating procedures and regulatory guidelines, the facilities within the identified segments have been aggregated and reported as one reportable segment.

The revenue and facility net operating income for the reportable segments and a reconciliation to CCA’s operating income is as follows for the three months ended March 31, 2013 and 2012 (in thousands):

	For the Three Months Ended March 31,
	2013	2012
Revenue:
Owned and managed	$341,493	$351,763
Managed-only	83,313	82,408

Total corrections revenue	424,806	434,171

Operating expenses:
Owned and managed	229,255	235,638
Managed-only	74,050	75,057

Total operating expenses	303,305	310,695

Facility net operating income
Owned and managed	112,238	116,125
Managed-only	9,263	7,351

Total facility net operating income	121,501	123,476

Other revenue (expense):
Other revenue	918	1,134
Other operating expense	(4,225)	(4,839)
General and administrative	(31,232)	(21,840)
Depreciation and amortization	(27,630)	(28,387)

Operating income	$59,332	$69,544

The following table summarizes capital expenditures for the reportable segments for the three months ended March 31, 2013 and 2012 (amounts in thousands):

	For the Three Months Ended March 31,
	2013	2012
Capital expenditures:
Owned and managed	$8,319	$13,602
Managed-only	954	921
Corporate and other	1,530	6,947

Total capital expenditures	$10,803	$21,470

The assets for the reportable segments are as follows (amounts in thousands):

	March 31, 2013	December 31, 2012
Assets:
Owned and managed	$2,638,260	$2,654,791
Managed-only	95,361	119,191
Corporate and other	202,754	200,760

Total assets	$2,936,375	$2,974,742

12.	CONDENSED CONSOLIDATING FINANCIAL STATEMENTS OF THE COMPANY AND SUBSIDIARIES

The following condensed consolidating financial statements of the Company and subsidiaries have been prepared pursuant to Rule 3-10 of Regulation S-X. These condensed consolidating financial statements have been prepared from CCA’s financial information on the same basis of accounting as the consolidated financial statements. On December 31, 2012 CCA transferred certain real estate assets and contracts from certain of its subsidiaries to the Company (as the parent company). Accordingly, the Company (as the parent corporation to its subsidiaries) which heretofore had no independent assets or operations (as defined under Rule 3-10(f) of Regulation S-X) maintains its own independent assets as of March 31, 2013 and December 31, 2012. With respect to the periods prior to December 31, 2012, such internal legal restructuring has been reported in the following condensed consolidating financial statements as if it had occurred on January 1, 2012.

CONDENSED CONSOLIDATING BALANCE SHEET

As of March 31, 2013

(in thousands)

ASSETS	Parent	Combined Subsidiary Guarantors	Consolidating Adjustments and Other	Total Consolidated Amounts

Cash and cash equivalents	$27,758	$32,572	$—	$60,330
Accounts receivable, net of allowance	293,711	276,506	(337,354)	232,863
Current deferred tax assets	4	5,356	—	5,360
Prepaid expenses and other current assets	2,672	26,836	(9,460)	20,048

Total current assets	324,145	341,270	(346,814)	318,601

Property and equipment, net	2,452,362	99,599	—	2,551,961

Restricted cash	—	5,023	—	5,023
Investment in direct financing lease	6,991	—	—	6,991
Goodwill	—	11,988	—	11,988
Other assets	198,110	18,880	(181,177)	35,813
Non-current deferred tax assets	—	6,531	(533)	5,998

Total assets	$2,981,608	$483,291	$(528,524)	$2,936,375

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accounts payable and accrued expenses	$301,885	$261,174	$(346,780)	$216,279
Income taxes payable	—	2,352	—	2,352
Current liabilities of discontinued operations	—	79	—	79

Total current liabilities	301,885	263,605	(346,780)	218,710

Long-term debt	1,016,948	98,268	(98,268)	1,016,948
Deferred tax liabilities	533	—	(533)	—
Other liabilities	340	38,475	—	38,815

Total liabilities	1,319,706	400,348	(445,581)	1,274,473

Total stockholders’ equity	1,661,902	82,943	(82,943)	1,661,902

Total liabilities and stockholders’ equity	$2,981,608	$483,291	$(528,524)	$2,936,375

CONDENSED CONSOLIDATING BALANCE SHEET

As of December 31, 2012

(in thousands)

ASSETS	Parent	Combined Subsidiary Guarantors	Consolidating Adjustments and Other	Total Consolidated Amounts

Cash and cash equivalents	$—	$62,897	$—	$62,897
Accounts receivable, net of allowance	136,128	255,192	(138,556)	252,764
Deferred tax assets	137	7,885	—	8,022
Prepaid expenses and other current assets	1,766	35,175	(9,882)	27,059

Total current assets	138,031	361,149	(148,438)	350,742

Property and equipment, net	2,462,917	105,874	—	2,568,791

Restricted cash	—	5,022	—	5,022
Investment in direct financing lease	7,467	—	—	7,467
Goodwill	—	11,988	—	11,988
Other assets	191,502	114,953	(275,723)	30,732

Total assets	$2,799,917	$598,986	$(424,161)	$2,974,742

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accounts payable and accrued expenses	$28,061	$286,342	$(148,403)	$166,000
Income taxes payable	—	102	—	102
Current liabilities of discontinued operations	—	356	—	356

Total current liabilities	28,061	286,800	(148,403)	166,458

Long-term debt	1,111,545	100,000	(100,000)	1,111,545
Deferred tax liabilities	138,691	835	—	139,526
Other liabilities	—	35,593	—	35,593

Total liabilities	1,278,297	423,228	(248,403)	1,453,122

Total stockholders’ equity	1,521,620	175,758	(175,758)	1,521,620

Total liabilities and stockholders’ equity	$2,799,917	$598,986	$(424,161)	$2,974,742

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the three months ended March 31, 2013

(in thousands)

	Parent	Combined Subsidiary Guarantors	Consolidating Adjustments and Other	Total Consolidated Amounts

REVENUES	$313,437	$341,994	$(229,707)	$425,724

EXPENSES:
Operating	234,660	302,577	(229,707)	307,530
General and administrative	9,609	21,623	—	31,232
Depreciation and amortization	18,651	8,979	—	27,630

	262,920	333,179	(229,707)	366,392

OPERATING INCOME	50,517	8,815	—	59,332

OTHER (INCOME) EXPENSE:
Interest expense, net	10,095	2,471	—	12,566
Expenses associated with debt refinancing transactions	177	48	—	225
Other (income) expense	321	(201)	(19)	101

	10,593	2,318	(19)	12,892

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	39,924	6,497	19	46,440

Income tax (expense) benefit	138,211	(3,559)	—	134,652

INCOME FROM CONTINUING OPERATIONS	178,135	2,938	19	181,092

Gain/Loss from equity in subsidiaries	2,957	—	(2,957)	—

NET INCOME	$181,092	$2,938	$(2,938)	$181,092

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the three months ended March 31, 2012

(in thousands)

	Parent	Combined Subsidiary Guarantors	Consolidating Adjustments and Other	Total Consolidated Amounts

REVENUES	$349,574	$90,621	$(4,890)	$435,305

EXPENSES:
Operating	237,531	82,893	(4,890)	315,534
General and administrative	17,384	4,456	—	21,840
Depreciation and amortization	18,251	10,136	—	28,387

	273,166	97,485	(4,890)	365,761

OPERATING INCOME (LOSS)	76,408	(6,864)	—	69,544

OTHER (INCOME) EXPENSE:
Interest expense, net	16,594	296	—	16,890
Expenses associated with debt refinancing transactions	1,541	—	—	1,541
Other (income) expense	21	(29)	20	12

	18,156	267	20	18,443

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	58,252	(7,131)	(20)	51,101

Income tax (expense) benefit	(20,796)	1,737	—	(19,059)

INCOME (LOSS) FROM CONTINUING OPERATIONS	37,456	(5,394)	(20)	32,042

Loss from equity in subsidiaries	(5,776)	—	5,776	—
Loss from discontinued operations, net of taxes	—	(362)		(362)

NET INCOME (LOSS)	$31,680	$(5,756)	$5,756	$31,680

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the three months ended March 31, 2013

(in thousands)

	Parent	Combined Subsidiary Guarantors	Consolidating Adjustments And Other	Total Consolidated Amounts
Net cash provided by (used in) operating activities	$(123,998)	$220,853	$—	$96,855
Net cash used in investing activities	(8,149)	(3,506)	—	(11,655)
Net cash provided by (used in) financing activities	159,905	(247,672)	—	(87,767)

Net Increase (Decrease) in Cash and Cash Equivalents	27,758	(30,325)	—	(2,567)

CASH AND CASH EQUIVALENTS, beginning of year	—	62,897	—	62,897

CASH AND CASH EQUIVALENTS, end of year	$27,758	$32,572	$—	$60,330

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the three months ended March 31, 2012

(in thousands)

	Parent	Combined Subsidiary Guarantors	Consolidating Adjustments And Other	Total Consolidated Amounts
Net cash provided by operating activities	$64,631	$3,676	$—	$68,307
Net cash used in investing activities	(10,713)	(12,166)	—	(22,879)
Net cash used in financing activities	(53,918)	(15,988)	—	(69,906)

Net Decrease in Cash and Cash Equivalents	—	(24,478)	—	(24,478)

CASH AND CASH EQUIVALENTS, beginning of year	—	55,832	—	55,832

CASH AND CASH EQUIVALENTS, end of year	$—	$31,354	$—	$31,354

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

•

changes in government policy and in legislation and regulation of the corrections and detention industry that adversely affect our business, including, but not limited to, the impact of the Budget Control Act of 2011 on federal corrections budgets, California’s utilization of out-of-state private correctional capacity, and the impact of any changes to immigration reform laws;

•	our ability to meet and maintain qualification for taxation as a real estate investment trust (“REIT”); and

•	the availability of debt and equity financing on terms that are favorable to us.

Any or all of our forward-looking statements in this quarterly report may turn out to be inaccurate. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy, and financial needs. Our statements can be affected by inaccurate assumptions we might make or by known or unknown risks, uncertainties and assumptions, including the risks, uncertainties, and assumptions described in “Risk Factors” disclosed in detail in the 2012 Form 10-K and in other reports we file with the SEC from time to time. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly revise these forward-looking statements to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements contained in this report and in the 2012 Form 10-K.

OVERVIEW

The Company

As of March 31, 2013, we operated 67 facilities, including 51 facilities that we owned or controlled, with a total design capacity of approximately 92,500 beds in 20 states and the District of Columbia.

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

REIT Conversion

In February 2013, we received a favorable ruling from the Internal Revenue Service (“IRS”) substantially in the form submitted, and announced that we had completed our analysis of the feasibility and potential benefits of a conversion to a real estate investment trust (“REIT”) and had completed the reorganization of our corporate structure to begin operating as a REIT for federal income tax purposes effective January 1, 2013. We believe the REIT conversion has the potential to maximize our ability to create stockholder value given the nature of our assets, help lower our cost of capital, draw a larger base of potential stockholders, provide greater flexibility to pursue growth opportunities, and create a more efficient operating structure.

Beginning January 1, 2013, we have provided correctional services and conducted other operations through taxable REIT subsidiaries (“TRSs”). A TRS is a subsidiary of a REIT that is subject to applicable corporate income tax and certain qualification requirements. Our use of TRSs enables us to continue to provide correctional services at facilities we own and at facilities owned by our government partners and to engage in certain other operations while complying with REIT qualification requirements. Our use of TRSs also allows our TRSs to retain income generated by their operations for reinvestment without the requirement of distributing those earnings.

As a REIT, we generally will not be subject to federal income taxes on our REIT taxable income and gains that we distribute to our stockholders, including the income derived from providing prison bed capacity and correctional services to our government partners. However, even as a REIT, we will remain obligated to pay income taxes on earnings from our TRS operations.

To qualify and be taxed as a REIT, we will generally be required to annually distribute to our stockholders an amount equal to at least 90% of our REIT taxable income (determined without regard to the dividends paid deduction and excluding net capital gains). Our REIT taxable income typically will not include income earned by our TRSs except to the extent the TRSs pay dividends to the REIT. Prior to the REIT conversion, we operated as a C corporation for federal income tax purposes. A REIT is not permitted to retain earnings and profits accumulated during the years it was taxed as a C corporation, and must make one or more distributions to stockholders that equal or exceed those accumulated amounts. On April 8, 2013, our Board of Directors declared a special dividend to stockholders of $675.0 million, or approximately $6.63 per share of common stock, in satisfaction of the requirements to distribute our previously undistributed accumulated earnings and profits attributable to tax periods ending prior to January 1, 2013. We currently expect to pay the special dividend on May 20, 2013 to stockholders on record as of April 19, 2013. The special dividend will be composed of cash and shares of our common stock, at each stockholder’s election, subject to a cap on the total amount of cash equal to 20% of the aggregate amount of the special dividend, or $135.0 million. The balance of the special dividend will be in the form of shares of our common stock. We cannot determine the number of shares that will be distributed to our stockholders until such time of the distribution.

CRITICAL ACCOUNTING POLICIES

The consolidated financial statements in this report are prepared in conformity with U.S. generally accepted accounting principles. As such, we are required to make certain estimates, judgments, and assumptions that we believe are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. A summary of our significant accounting policies is described in our 2012 Form 10-K. The significant accounting policies and estimates which we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following:

Asset impairments. As of March 31, 2013, we had $2.6 billion in property and equipment, including $130.9 million in long-lived assets, excluding equipment, at seven currently idled facilities, and $29.0 million invested in a construction project in Trousdale County, Tennessee at which we have suspended construction activities until we have greater clarity around the timing of future bed absorption by our customers. The impairment analyses we performed for each of these facilities excluded the net book value of equipment, as a substantial portion of the equipment is easily transferrable to other Company-owned facilities without significant cost. From the date each facility became idle, the idled facilities incurred combined operating expenses of $1.7 million and $1.5 million for the three months ended March 31, 2013 and 2012, respectively.

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

Goodwill impairments. As of March 31, 2013, we had $12.0 million of goodwill related to certain of our managed-only facilities. We evaluate the carrying value of goodwill during the fourth quarter of each year, in connection with our annual budgeting process, and whenever circumstances indicate the carrying value of goodwill may not be recoverable. Such circumstances primarily include, but are not limited to, the termination of a management contract or a significant decrease in inmate populations within a reporting unit.

In September 2011, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2011-08 that gives companies the option to perform a qualitative assessment that may allow them to skip the annual two-step impairment test. Under the amendments in ASU 2011-08, a company has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. If the two-step impairment test is required, we determine the fair value of a reporting unit using a collaboration of various common valuation techniques, including market multiples and discounted cash flows. We evaluated our goodwill for impairment in the fourth quarter of 2012 by using the qualitative factors described in ASU 2011-08 and concluded that it was not more likely than not that the fair value of our reporting units was less than the carrying amounts thus allowing us to forego the two-step impairment test. We do not expect our estimates or assumptions used in this analysis to change in the near term such that they would trigger an impairment of goodwill, except for notification of a contract termination or non-renewal of a contract by a customer at a managed-only facility with goodwill. Each of these techniques requires considerable judgment and estimations which could change in the future.

Income taxes. Deferred income taxes reflect the available net operating losses and tax credit carry forwards and the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. As a result of our election to be taxed as a REIT effective January 1, 2013, we recorded during the first quarter of 2013 a net tax benefit of $137.7 million for the revaluation of certain deferred tax assets and liabilities and other income taxes associated with the REIT conversion based on the revised estimated annual effective tax rate as a REIT. Realization of the future tax benefits related to deferred tax assets is dependent on many factors, including our past earnings history, expected future earnings, the character and jurisdiction of such earnings, unsettled circumstances that, if unfavorably resolved, would adversely affect utilization of our deferred tax assets, carryback and carryforward periods, and tax planning strategies that could potentially enhance the likelihood of realization of a deferred tax asset.

Self-funded insurance reserves. As of March 31, 2013, we had $33.7 million in accrued liabilities for employee health, workers’ compensation, and automobile insurance claims. We are significantly self-insured for employee health, workers’ compensation, and automobile liability insurance claims. As such, our insurance expense is largely dependent on claims experience and our ability to control our claims. We have consistently accrued the estimated liability for employee health insurance claims based on our history of claims experience and the time lag between the incident date and the date we pay the claims. We have accrued the estimated liability for workers’ compensation claims based on an actuarial valuation of the outstanding liabilities, discounted to the net present value of the outstanding liabilities, using a combination of actuarial methods used to project ultimate losses, and our automobile insurance claims based on estimated development factors on claims incurred. The liability for employee health, workers’ compensation, and automobile insurance includes estimates for both claims incurred and for claims incurred but not reported. These estimates could change in the future. It is possible that future cash flows and results of operations could be materially affected by changes in our assumptions, new developments, or by the effectiveness of our strategies.

Legal reserves. As of March 31, 2013, we had $7.9 million in accrued liabilities related to certain legal proceedings in which we are involved. We have accrued our best estimate of the probable costs for the resolution of these claims based on a range of potential outcomes. In addition, we are subject to current and potential future legal proceedings for which little or no accrual has been reflected because our current assessment of the potential exposure is nominal. These estimates have been developed in consultation with our General Counsel’s office and, as appropriate, outside counsel handling these matters, and are based upon an analysis of potential results, assuming a combination of litigation and settlement strategies. It is possible that future cash flows and results of operations could be materially affected by changes in our assumptions, new developments, or by the effectiveness of our strategies.

RESULTS OF OPERATIONS

Our results of operations are impacted by the number of facilities we owned and managed, the number of facilities we managed but did not own, the number of facilities we leased to other operators, and the facilities we owned that were not in operation. The following table sets forth the changes in the number of facilities operated for the periods presented:

	Effective Date	Owned and Managed	Managed Only	Leased	Total

Facilities as of December 31, 2011		46	21	2	69

Termination of the management contract for the Delta Correctional Facility	January 2012	—	(1)	—	(1)
Activation of the Jenkins Correctional Center	March 2012	1	—	—	1

Facilities as of December 31, 2012		47	20	2	69

Reclassification of Elizabeth Detention Center as owned & managed from managed only	January 2013	1	(1)	—	—
Reclassification of North Georgia Detention Center as owned & managed from managed only	January 2013	1	(1)	—	—

Facilities as of March 31, 2013		49	18	2	69

Three Months Ended March 31, 2013 Compared to the Three Months Ended March 31, 2012

Net income was $181.1 million, or $1.78 per diluted share, for the three months ended March 31, 2013, compared with net income of $31.7 million, or $0.32 per diluted share, for the three months ended March 31, 2012. Net income was favorably impacted during the first quarter of 2013 by the income tax benefit of $137.7 million, or $1.35 per diluted share, due to the revaluation of certain deferred tax assets and liabilities and other income taxes associated with the REIT conversion effective January 1, 2013. Net income was negatively impacted during the first quarter of 2013 by $7.7 million, net of taxes, or $0.08 per diluted share, for expenses associated with the REIT conversion as well as third party fees and expenses associated with debt refinancing transactions, as further described hereafter. Net income was negatively impacted during the first quarter of 2012 for the activation of our newly constructed 1,124-bed Jenkins Correctional Center in March 2012 and the ramp-up of Puerto Rico inmates at our 1,692-bed Cimarron Correctional Facility resulting in a combined operating loss of $4.9 million, or $0.03 per diluted share after taxes, as a result of the start-up costs incurred to prepare the facilities to begin receiving inmates during the first quarter of 2012.

Facility Operations

A key performance indicator we use to measure the revenue and expenses associated with the operation of the facilities we own or manage is expressed in terms of a compensated man-day, which represents the revenue we generate and expenses we incur for one inmate for one calendar day. Revenue and expenses per compensated man-day are computed by dividing facility revenue and expenses by the total number of compensated man-days during the period. A compensated man-day represents a calendar day for which we are paid for the occupancy of an inmate. We believe the measurement is useful because we are compensated for operating and managing facilities at an inmate per-diem rate based upon actual or minimum guaranteed occupancy levels. We also measure our ability to contain costs on a per-compensated man-day basis, which is largely dependent upon the number of inmates we accommodate. Further, per compensated man-day measurements are also used to estimate our potential profitability based on certain occupancy levels relative to design capacity. Revenue and expenses per compensated man-day for all of the facilities placed into service that we owned or managed, exclusive of those discontinued (see further discussion below regarding discontinued operations), were as follows for the three months ended March 31, 2013 and 2012:

	For the Three Months Ended March 31,
	2013	2012

Revenue per compensated man-day	$59.43	$59.06
Operating expenses per compensated man-day:
Fixed expense	32.43	32.20
Variable expense	10.01	10.06

Total	42.44	42.26

Operating income per compensated man-day	$16.99	$16.80

Operating margin	28.6%	28.4%

Average compensated occupancy	85.9%	88.7%

Average available beds	92,497	91,104

Average compensated population	79,418	80,781

Revenue

The average compensated population for the quarter ended March 31, 2013 decreased 1,363 from 80,781 in the first quarter of 2012 to 79,418 in the first quarter of 2013. We have experienced recent declines in populations from the United States Marshals Service (“USMS”) across several of our facilities primarily in the southwest part of the United States resulting in the decline in average compensated population. We housed approximately 9,500 USMS offenders as of March 31, 2013 compared with approximately 11,200 USMS offenders as of March 31, 2012. Additionally, the decline in average compensated occupancy resulted from the idling of the Otter Creek Correctional Center in the third quarter of 2012 after the state of Kentucky elected to transfer inmates held at our Otter Creek facility to another facility owned by the state of Kentucky. Further, a decline in inmate populations from the state of California was offset by the activation of our Jenkins Correctional Center in March 2012.

Our total revenue decreased by $9.6 million, or 2.2%, during the first quarter of 2013 compared with the same period in the prior year resulting primarily from a decrease in revenue of approximately $12.0 million generated by one fewer day of operations, due to leap year in 2012, and a decrease in the average daily compensated population during the first quarter of 2013. Partially offsetting the decrease in facility corrections revenue was a slight increase of 0.6% in the average revenue per compensated man-day.

Business from our federal customers, including primarily the Federal Bureau of Prisons (“BOP”), the USMS, and U.S. Immigration and Customs Enforcement (“ICE”) continues to be a significant component of our business. Our federal customers generated approximately 42% and 43% of our total revenue for the three months ended March 31, 2013 and 2012, respectively, decreasing 5.9%, from $189.3 million during the three months ended March 31, 2012 to $178.2 million during the three months ended March 31, 2013.

Economic conditions remain challenging, putting continued pressure on our government partners’ budgets. On the federal level, our partners at BOP, USMS and ICE are being impacted by the Budget Control Act of 2011, which mandates across the board spending cuts (through a process called “sequestration”) in order to meet overall discretionary spending limits in fiscal year 2013 and beyond. All of our state partners have balanced budget requirements, which may force them to further reduce their expenses if their tax revenues, which typically lag the overall economy, do not meet their expectations. Actions by our federal and state partners to control their expenses could include reductions in inmate populations through early release programs, alternative sentencing, or inmate transfers from facilities managed by private operators to facilities operated by government jurisdictions. Further, certain government partners have requested, and additional government partners could request, reductions in per diem rates or request that we forego prospective rate increases in the future as methods of addressing the budget shortfalls they may be experiencing. We believe we have been successful in working with our government partners to help them manage their correctional costs while minimizing the financial impact to us, and will continue to provide unique solutions to their correctional needs. We believe the long-term growth opportunities of our business remain very attractive as certain states consider efficiency and savings opportunities we can provide. Further, we expect insufficient bed development by our partners to result in future demand for additional bed capacity.

Operating Expenses

Operating expenses totaled $307.5 million and $315.5 million for the three months ended March 31, 2013, and 2012, respectively. The decrease was largely due to lower inmate populations in our care.

Fixed expenses per compensated man-day increased to $32.43 during the three months ended March 31, 2013 from $32.20 during the three months ended March 31, 2012 primarily as a result of an increase in salaries and benefits per compensated man-day of $0.11. We provided wage increases in the third quarters of 2011 and 2012 to the majority of our employees, which has resulted in an increase in operating expenses per compensated man-day. We continually monitor compensation levels very closely along with overall economic conditions and will set wage levels necessary to help ensure the long-term success of our business. Salaries and benefits represent the most significant component of fixed operating expenses and represented approximately 65% of total operating expenses during 2012 and for the first three months of 2013.

Notwithstanding the impact of the wage increases provided in the third quarters of 2011 and 2012 to the majority of our employees, total salaries and benefits decreased $4.8 million during the first quarter of 2013 compared with the same period in 2012, most notably as a result of the idling of the Otter Creek Correctional Center during the third quarter of 2012 as well as the reduction in staffing at our North Fork Correctional Facility resulting from the reduction in state of California inmates being housed at this facility. Salaries and benefits decreased $3.2 million at these facilities.

Facility Contracts

We typically enter into facility contracts to provide prison bed capacity and management services to governmental entities for terms typically from three to five years, with additional renewal periods at the option of the contracting governmental agency. Accordingly, a substantial portion of our facility contracts are scheduled to expire each year, notwithstanding contractual renewal options that a government agency may exercise. Although we generally expect these customers to exercise renewal options or negotiate new contracts with us, one or more of these contracts may not be renewed by the corresponding governmental agency.

The Florida Department of Management Services issued a competitive procurement for three facilities owned by the state of Florida that we currently manage under contracts that expire in the third quarter of 2013. We can provide no assurance that we will be successful in maintaining the contracts to manage these facilities. The state of Mississippi also issued a competitive procurement for the Wilkinson County Correctional Facility, a facility we manage for the state of Mississippi under a contract that expires June 30, 2013. We have responded to the state’s RFP but can provide no assurance that we will be successful in maintaining this contract. We do not believe the loss of any of these contracts would have a material impact on our results of operations.

The Senate Finance Committee in the state of Texas has proposed that the state of Texas should not renew option periods available under the contracts at the Dawson State Jail that is owned by the state and our Mineral Wells Pre-Parole Transfer Facility that we own and manage. Both contracts are currently scheduled to expire in August 2013 and have two 2-year renewal options available. We are currently in discussions with the state to support the contract renewals at these two facilities but can provide no assurance that we will be successful in maintaining the contracts at one or both of these facilities.

We generated operating income, net of depreciation and amortization, of $0.6 million and $1.3 million in the aggregate at these six facilities during the three months ended March 31, 2013 and 2012, respectively.

Based on information available at this filing, notwithstanding the contracts at facilities described above, we believe we will renew all other contracts that have expired or are scheduled to expire within the next twelve months. We believe our renewal rate on existing contracts remains high as a result of a variety of reasons including, but not limited to, the constrained supply of available beds within the U.S. correctional system, our ownership of the majority of the beds we operate, and the quality of our operations.

The operation of the facilities we own carries a higher degree of risk associated with a facility contract than the operation of the facilities we manage but do not own because we incur significant capital expenditures to construct or acquire facilities we own. Additionally, correctional and detention facilities have a limited or no alternative use. Therefore, if a contract is terminated on a facility we own, we continue to incur certain operating expenses, such as real estate taxes, utilities, and insurance that we would not incur if a management contract were terminated for a managed-only facility. As a result, revenue per compensated man-day is typically higher for facilities we own and manage than for managed-only facilities. Because we incur higher expenses, such as repairs and maintenance, real estate taxes, and insurance, on the facilities we own and manage, our cost structure for facilities we own and manage is also higher than the cost structure for the managed-only facilities. The following tables display the revenue and expenses per compensated man-day for the facilities placed into service that we own and manage and for the facilities we manage but do not own:

	For the Three Months Ended March 31,
	2013	2012
Owned and Managed Facilities:
Revenue per compensated man-day	$68.15	$67.64
Operating expenses per compensated man-day:
Fixed expense	35.19	34.83
Variable expense	10.56	10.48

Total	45.75	45.31

Operating income per compensated man-day	$22.40	$22.33

Operating margin	32.9%	33.0%

Average compensated occupancy	81.9%	85.8%

Average available beds	67,975	66,582

Average compensated population	55,675	57,148

	For the Three Months Ended March 31,
	2013	2012
Managed Only Facilities:
Revenue per compensated man-day	$38.99	$38.32
Operating expenses per compensated man-day:
Fixed expense	25.94	25.85
Variable expense	8.72	9.05

Total	34.66	34.90

Operating income per compensated man-day	$4.33	$3.42

Operating margin	11.1%	8.9%

Average compensated occupancy	96.8%	96.4%

Average available beds	24,522	24,522

Average compensated population	23,743	23,633

Owned and Managed Facilities

Our operating margins at owned and managed facilities for the three months ended March 31, 2013 decreased slightly to 32.9% compared with 33.0% for the same three-month period in 2012. Facility net operating income, or the operating income or loss from operations before interest, taxes, goodwill impairment, depreciation and amortization, at our owned and managed facilities decreased by $3.9 million, from $116.1 million during the first quarter of 2012 to $112.2 million during the first quarter of 2013, a decrease of 3.3%. The decrease in facility net operating income at our owned and managed facilities during the first quarter of 2013 is largely the result of the aforementioned wage increases provided to the majority of our employees in July 2011 and July 2012 as well as reductions in margins associated with declines in USMS populations at certain facilities.

In November 2010, the State of California Department of Corrections and Rehabilitation (the “CDCR”) extended the agreement with us to house up to 9,588 inmates at four of the five facilities we operated for them. The extension, which is subject to appropriations by the California legislature, began July 1, 2011 and expires June 30, 2013.

In May 2011, the U.S. Supreme Court upheld a lower court ruling requiring California to reduce its inmate population to 137.5% of its then current capacity, or to 110,000 inmates, by May 24, 2013. As of March 31, 2013, the adult inmate population held in state of California institutions totaled approximately 120,000 inmates, which did not include the California inmates held in our out-of-state facilities.

In an effort to meet the Federal court ruling, the fiscal year 2012 budget of the state of California called for a significant reallocation of responsibilities from state government to local jurisdictions, including housing certain lower level inmates that were the responsibility of the State. This realignment plan commenced on October 1, 2011 and has resulted in a reduction in state inmate populations of approximately 25,000 as of March 31, 2013.

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

In December 2012, the state of California missed the three judge panel’s population capacity cap for the first time since the U.S. Supreme Court upheld the order. In January 2013, the state of California filed a briefing with the three judge panel acknowledging that meeting the final court capacity target of 137.5% could not be accomplished in the timeframe set in the court order. In addition, the state of California requested the three judge panel vacate the capacity cap order as the State believes they are providing constitutional levels of health care to its inmate population. Plaintiffs in the court case also filed a briefing with the three judge panel in January 2013 opposing the State’s position. In April 2013, the three judge panel denied the State’s motion to vacate the population reduction order. Specifically, the court found (1) that because the population reduction order was a predictive judgment about what population levels would be required in the future to allow defendants to be able to provide constitutional care, the State cannot rely on past or present changes in seeking to terminate it; (2) that the State has not achieved significant and unexpected changes requiring a change to the population reduction order; and (3) that the State has made progress, but it hasn’t made durable or reliable and permanent changes to its system entitling it to a termination of the order. The court further ordered that the State be given 21 days to, among other orders, furnish a detailed list of population reduction measures that are available to it, and other measures that would require special authority, such as the waiver of state laws, and to submit a plan for compliance with the order requiring California to reduce the overall prison population to 137.5% of its design capacity by December 31, 2013. The State responded to the court order within the 21 day timeframe by providing a number of alternatives to reduce the State’s prison population to meet the court ordered capacity of 137.5% by December 31, 2013.

It is unclear at this time how realignment, the state’s five-year plan, or the state’s response to the three judge panel ruling may impact the long-term utilization by the CDCR of our out-of-state beds. The return of the California inmates to the state of California would have a significant adverse impact on our financial position, results of operations, and cash flows. We housed approximately 8,500 inmates from the state of California as of March 31, 2013, compared with approximately 9,500 California inmates as of March 31, 2012. Approximately 12% and 13% of our total revenue for the quarters ended March 31, 2013 and March 31, 2012, respectively, was generated from the CDCR.

Managed-Only Facilities

Our operating margins at managed-only facilities were 11.1% and 8.9% during the three months ended March 31, 2013 and 2012, respectively. Facility net operating income at our managed-only facilities increased $1.9 million, from $7.4 million during the three months ended March 31, 2012 to $9.3 million during the three months ended March 31, 2013.

Revenue per compensated man-day increased to $38.99 from $38.32, or 1.7%, for the three months ended March 31, 2013 compared with the same period in the prior year.

Operating expenses per compensated man-day decreased to $34.66 during the three months ended March 31, 2013 compared with $34.90 during the same period in the prior year. Operating expenses per compensated man-day for the three-month period ended March 31, 2013 were affected primarily by decreases in inmate medical expenses and pharmaceutical costs.

During the three months ended March 31, 2013 and 2012, managed-only facilities generated 7.6% and 6.0%, respectively, of our total facility net operating income. The managed-only business is attractive because it requires little or no upfront investment and relatively modest ongoing capital expenditures. However, we expect the managed-only business to remain competitive, and we will only pursue opportunities in the managed-only segment where we are sufficiently compensated for the risk associated with this competitive business. Further, we may terminate existing management contracts from time to time when we are unable to achieve per diem increases that offset increasing expenses.

General and administrative expense

For the three months ended March 31, 2013 and 2012, general and administrative expenses totaled $31.2 million and $21.8 million, respectively. General and administrative expenses consist primarily of corporate management salaries and benefits, professional fees and other administrative expenses.

General and administrative expenses during the first quarter of 2013 included professional fees and other expenses of $8.1 million associated with the conversion of our corporate structure to a REIT effective January 1, 2013. We currently expect to incur up to $5.7 million in additional non-recurring general and administrative expenses associated with our conversion to a REIT during the remainder of 2013.

Interest expense, net

Interest expense is reported net of interest income and capitalized interest for the three months ended March 31, 2013 and 2012. Gross interest expense, net of capitalized interest, was $12.9 million and $17.4 million, respectively, for the three months ended March 31, 2013 and 2012. Gross interest expense is based on outstanding borrowings under our revolving credit facility, our outstanding senior notes, as well as the amortization of loan costs and unused facility fees. We have benefited from relatively low interest rates on our revolving credit facility, which is largely based on the London Interbank Offered Rate (LIBOR). It is possible that LIBOR could increase in the future. Currently, the interest rate on our revolving credit facility, which was amended and extended in March 2013, bears interest at a LIBOR plus a margin of 1.50%.

Our interest expense was lower in the three month period in 2013 compared to the same period in 2012 as we redeemed during 2012 all of the $375.0 million of our 6.25% senior unsecured notes and all of our $150.0 million 6.75% senior unsecured notes with the expanded capacity under our revolving credit facility and cash on hand. As a result of these redemptions, we reduced our weighted average interest rate while also increasing our exposure to variable rate debt, although we have repaid a portion of debt with cash flow from operations. During the second quarter of 2013 we completed several refinancing transactions, as further described hereafter, which are expected to result in a further reduction to our interest expense.

Gross interest income was $0.4 million and $0.5 million for the three months ended March 31, 2013 and 2012, respectively. Gross interest income is earned on a direct financing lease, notes receivable, investments, and cash and cash equivalents.

Capitalized interest was $0.1 million and $0.5 million during the three months ended March 31, 2013 and 2012, respectively. Capitalized interest was associated with various construction and expansion projects further described under “Liquidity and Capital Resources” hereafter.

Expenses associated with debt refinancing transactions

During the three months ended March 31, 2013, we reported charges of $0.2 million for third-party fees and expenses associated with the tender offer for our outstanding 7.75% senior unsecured notes and expect to incur an additional $36.5 million of charges during the second quarter of 2013 associated with the tender offer and redemption of the 7.75% senior unsecured notes consisting of the write-off of loan costs and the unamortized discount on the 7.75% senior unsecured notes, the tender fees and expenses associated with the purchase, and the redemption premium to be paid on the 7.75% senior unsecured notes. These refinancing transactions are further described under “Liquidity and Capital Resources” hereafter.

During the first quarter of 2012, we reported a charge of $1.5 million in connection with debt refinancing transactions, consisting of $1.1 million for the write-off of loan loss associated with both the amended revolving credit facility and the redemption of $335.0 million of 6.25% senior unsecured notes, and $0.4 million of fees paid in connection with the tender offer for such notes.

Income tax expense

We incurred an income tax benefit of $134.7 million and an income tax expense of $19.1 million for the three months ended March 31, 2013 and 2012, respectively. The income tax benefit during the first quarter of 2013 is due primarily to the $137.7 million net tax benefit resulting from the revaluation of certain deferred tax assets and liabilities associated with the REIT conversion effective January 1, 2013. Our effective tax rate was approximately 8.0%, excluding the aforementioned net tax benefit and the income tax impact of certain other items, and 37.3% during the three months ended March 31, 2013 and 2012, respectively. Our effective tax rate is significantly lower in 2013 as a result of our election to be taxed as a REIT effective January 1, 2013. As a REIT, we will be entitled to a deduction for dividends paid, resulting in a substantial reduction in the amount of federal income tax expense we recognize. Substantially all of our income tax expense will be incurred based on the earnings generated by our TRSs. Our overall effective tax rate is estimated based on our current projection of taxable income primarily generated in our TRSs. The effective tax rate could fluctuate in the future based on changes in these estimates, the implementation of additional tax planning strategies, changes in federal or state tax rates or laws affecting tax credits available to us, changes in other tax laws, changes in estimates related to uncertain tax positions, or changes in state apportionment factors, as well as changes in the valuation allowance applied to our deferred tax assets that are based primarily on the amount of state net operating losses and tax credits that could expire unused.

Discontinued operations

In November 2011, we announced our joint decision with the state of Mississippi to cease operations of the 1,172-bed Delta Correctional Facility in Greenwood, Mississippi. We began ramping down the population of approximately 900 inmates from the state-owned Delta facility in December 2011 and completely closed the facility in January 2012. Accordingly, we reclassified the results of operations, net of taxes, and the assets and liabilities of this facility as discontinued operations upon termination of operations in the first quarter of 2012 for all periods presented. The Delta facility operated at a loss of $0.4 million, net of taxes, for the three months ended March 31, 2012, and had no operations during 2013.

LIQUIDITY AND CAPITAL RESOURCES

Our principal capital requirements are for working capital, stockholder distributions, capital expenditures, and debt service payments. Capital requirements may also include cash expenditures associated with our outstanding commitments and contingencies, as further discussed in the notes to the financial statements and as further described in our 2012 Form 10-K. Additionally, we may incur capital expenditures to expand the design capacity of certain of our facilities (in order to retain management contracts) and to increase our inmate bed capacity for anticipated demand from current and future customers. We may acquire additional correctional facilities that we believe have favorable investment returns and increase value to our stockholders. We will also consider opportunities for growth, including potential acquisitions of businesses within our line of business and those that provide complementary services, provided we believe such opportunities will broaden our market share and/or increase the services we can provide to our customers.

To qualify and be taxed as a REIT, we will generally be required to annually distribute to our stockholders an amount equal to at least 90% of our REIT taxable income (determined without regard to the dividends paid deduction and excluding net capital gains). Our REIT taxable income typically will not include income earned by our TRSs except to the extent the TRSs pay dividends to the REIT. Prior to the REIT conversion, we operated as a C corporation. A REIT is not permitted to retain earnings and profits accumulated during the years it was taxed as a C corporation, and must make one or more distributions to stockholders that equal or exceed those accumulated amounts. On April 8, 2013, our Board of Directors declared a special dividend to stockholders of $675.0 million, or approximately $6.63 per share of common stock, in satisfaction of the requirements to distribute our previously undistributed accumulated earnings and profits attributable to tax periods ending prior to January 1, 2013. We currently expect to pay the special dividend on May 20, 2013 to stockholders of record as of April 19, 2013. The special dividend will be composed of cash and shares of our common stock, at each stockholder’s election, subject to a cap on the total amount of cash equal to 20% of the aggregate amount of the special dividend, or $135.0 million. The balance of the special dividend will be in the form of shares of our common stock. We cannot determine the number of shares that will be distributed to our stockholders until such time of the distribution, which will be based on the average closing price per share of our common stock on the New York Stock Exchange on the three trading days immediately following the election deadline on May 9, 2013.

To help ensure that we meet the REIT distribution requirements as described above, our Board of Directors declared in February 2013 a quarterly dividend of $0.53 per share for the first quarter of 2013 to be paid on April 15, 2013 to stockholders of record on April 3, 2013. The amount, timing and frequency of future distributions, however, will be at the sole discretion of our Board of Directors and will be declared based upon various factors, many of which are beyond our control, including our financial condition and operating cash flows, the amount required to maintain qualification and taxation as a REIT and reduce any income and excise taxes that we otherwise would be required to pay, limitations on distributions in our existing and future debt instruments, our ability to utilize net operating losses (“NOLs”) to offset, in whole or in part, our REIT distribution requirements, limitations on our ability to fund distributions using cash generated through our TRSs and other factors that our Board of Directors may deem relevant.

As of March 31, 2013, our liquidity was provided by cash on hand of $60.3 million, and $314.3 million available under our $900.0 million revolving credit facility. During the three months ended March 31, 2013 and 2012, we generated $96.9 million and $68.3 million, respectively, in cash through operating activities, and as of March 31, 2013, we had net working capital of $99.9 million. We currently expect to be able to meet our cash expenditure requirements for the next year utilizing these resources. None of our outstanding debt requires scheduled principal repayments, and following the 2013 redemptions of the 7.75% senior notes and issuance of new notes, each as described hereafter, we have no debt maturities until December 2017.

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

Debt and refinancing transactions

During March 2013, we amended our $785.0 million revolving credit facility to increase the commitment size from $785.0 million to $900.0 million, to extend the maturity by one-year to December 2017, and to provide flexibility to operate as a REIT. The $900.0 million revolving credit facility matures in December 2017, and interest is based on either a base rate plus a varying margin ranging from 0.25% to 1.00% or a LIBOR plus a varying margin of 1.25% to 2.00% based on our leverage ratio, which remain unchanged as a result of the March 2013 amendment.

Concurrent with the closing of the $900.0 million revolving credit facility on March 21, 2013, we announced our intention to offer up to an aggregate of $675.0 million in aggregate principal amount of new senior notes comprised of senior notes due 2020 and senior notes due 2023. Also on March 21, 2013, we announced a cash tender offer for any and all of our $465.0 million aggregate principal amount of 7.75% unsecured senior notes issued in June 2009. On April 4, 2013, we accepted $315.4 million principal amount of the 7.75% unsecured senior notes pursuant to the tender offer for holders who validly tendered their 7.75% unsecured senior notes by the early tender deadline.

Further, also on April 4, 2013, we completed the offering of $325.0 million aggregate principal amount of 4.125% senior notes due April 1, 2020 and $350.0 million aggregate principal amount of 4.625% senior notes due May 1, 2023, collectively referred to herein as the “New Notes”. Following the expiration of the early tender deadline, we announced we would redeem on June 1, 2013 any and all remaining outstanding 7.75% unsecured senior notes at a price of 103.875% of par plus accrued interest pursuant to the indenture governing the 7.75% unsecured senior notes.

We incurred $0.2 million during the first quarter of 2013 for third-party fees and expenses associated with the tender offer, and expect to incur an additional $36.5 million of charges during the second quarter of 2013 associated with the tender offer and redemption of the 7.75% unsecured senior notes consisting of the write-off of loan costs and the unamortized discount on the 7.75% unsecured senior notes, the tender fees and expenses associated with the purchase, and the redemption premium to be paid on the 7.75% unsecured senior notes.

We used a portion of the net proceeds from the offering of the New Notes to pay for the tender offer, and expect to further use an additional portion of the net proceeds from the offering of the New Notes to pay for the redemption of the remaining 7.75% unsecured senior notes outstanding on June 1, 2013. We also intend to use the net proceeds from the sale of the New Notes to fund the payment in cash of up to 20% of our required distribution of C-corporation accumulated earnings and profits in connection with our REIT conversion, to pay other REIT conversion costs, and for general corporate purposes.

On March 21, 2013, Standard & Poor’s Ratings Services raised our corporate credit rating to “BB+” from “BB” and also assigned a “BB+” rating to our New Notes. Additionally, on April 5, 2013, Standard & Poor’s Ratings Services assigned a rating of “BBB” to our $900.0 million revolving credit facility. On February 7, 2012, Fitch Ratings assigned a rating of “BBB-” to our revolving credit facility and “BB+” ratings to our unsecured debt and corporate credit. On January 31, 2013, Fitch Ratings affirmed these ratings in connection with our intention to convert to a REIT. On June 3, 2011, Moody’s raised our senior unsecured debt rating to “Ba1” from “Ba2” and revised the outlook on our debt rating from positive to stable.

Facility development and capital expenditures

In order to retain federal inmate populations we currently manage in the San Diego Correctional Facility, we will be required to construct a new facility in the future. The San Diego Correctional Facility is subject to a ground lease with the County of San Diego. Under the provisions of the lease, the facility is divided into three different properties whereby, pursuant to an amendment to the ground lease executed in January 2010, ownership of the entire facility reverts to the County upon expiration of the lease on December 31, 2015. As of March 31, 2013, we have invested approximately $49.1 million to acquire property, conduct environmental studies, obtain building permits, and complete various other design activities. We have developed plans to build a detention facility and a construction timeline that coincides with the expiration of the ground lease. We currently estimate the total construction cost, inclusive of land and site development costs already incurred, will range from approximately $170.0 million to $175.0 million. We plan to use this new facility to house the existing federal inmate populations at the San Diego Correctional Facility. However, we can provide no assurance that we will be able to retain these inmate populations.

In September 2012, as previously described herein we announced that we received an award from the Arizona Department of Corrections to house up to 1,000 medium-security inmates at our Red Rock Correctional Center in Arizona. The new management contract provides an occupancy guarantee of 90% of the contracted beds, which is expected to be implemented in two phases. We expect we will begin receiving approximately 500 inmates from Arizona beginning in January 2014 and an additional 500 inmates in 2015. In order to prepare the Red Rock facility to house Arizona inmates under this contract, we expect to incur approximately $20.0 million in capital improvements to make certain physical plant modifications and expect these improvements to be complete by the end of 2013.

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

Operating Activities

Our net cash provided by operating activities for the three months ended March 31, 2013 was $96.9 million, compared with $68.3 million for the same period in the prior year. Cash provided by operating activities represents the year to date net income plus depreciation and amortization, changes in various components of working capital, and various non-cash charges, including primarily deferred income taxes. The increase in cash provided by operating activities for the three months ended March 31, 2013 was primarily due to the increase in net income after adjusting for the non-cash write-off of certain deferred tax assets and liabilities resulting from the REIT conversion and favorable fluctuations in working capital balances during the first three months of 2013 when compared to the same period in 2012.

Investing Activities

Our cash flow used in investing activities was $11.7 million for the three months ended March 31, 2013 and was primarily attributable to capital expenditures during the three-month period of $11.4 million, including expenditures for facility development and expansions of $4.2 million primarily related to the aforementioned facility development projects during the period. Our cash flow used in investing activities was $22.9 million for the three months ended March 31, 2012 and was primarily attributable to capital expenditures during the three-month period of $22.9 million, including expenditures for facility development and expansions of $9.4 million.

Financing Activities

Cash flow used in financing activities was $87.8 million for the three months ended March 31, 2013 and was primarily attributable to $95.0 million of net principal payments of debt outstanding. Additionally, cash flow used in financing activities included $5.4 million for the purchase and retirement of common stock that was issued in connection with equity-based compensation. Cash flow used in financing activities also included $2.4 million for the payment of debt issuance and other refinancing costs. These payments were partially offset by the cash flows associated with exercising stock options, including the related income tax benefit of equity compensation, totaling $15.2 million.

Cash flow used in financing activities was $69.9 million for the three months ended March 31, 2012 and was primarily attributable to $65.0 million of net principal payments of debt outstanding and $6.3 million for payments of debt issuance and other refinancing costs associated with refinancing transactions completed in January 2012. Additionally, cash flow used in financing activities included $2.4 million for the purchase and retirement of common stock that was issued in connection with equity-based compensation. These payments were partially offset by the cash flows associated with exercising stock options, including the related income tax benefit of equity compensation, totaling $3.8 million.

Funds from Operations

Funds From Operations (“FFO”) is a widely accepted supplemental non-GAAP measure utilized to evaluate the operating performance of real estate companies. The National Association of Real Estate Investment Trusts (“NAREIT”) defines FFO as net income computed in accordance with generally accepted accounting principles, excluding gains or losses from sales of property and extraordinary items, plus depreciation and amortization of real estate and impairment of depreciable real estate and after adjustments for unconsolidated partnerships and joint ventures calculated to reflect funds from operations on the same basis.

We believe FFO is an important supplemental measure of our operating performance and believe it is frequently used by securities analysts, investors and other interested parties in the evaluation of REITs, many of which present FFO when reporting results.

We also present Normalized FFO as an additional supplemental measure as we believe it is more reflective of our core operating performance. We may make adjustments to FFO from time to time for certain other income and expenses that we consider non-recurring, infrequent or unusual, even though such items may require cash settlement, because such items do not reflect a necessary component of our ongoing operations. Normalized FFO excludes the effects of such items.

FFO and Normalized FFO are supplemental non-GAAP financial measures of real estate companies’ operating performances, which do not represent cash generated from operating activities in accordance with GAAP and therefore should not be considered an alternative for net income or as a measure of liquidity. Our method of calculating FFO and Normalized FFO may be different from methods used by other REITs and, accordingly, may not be comparable to such other REITs.

Our reconciliation of net income to FFO and Normalized FFO for the three months ended March 31, 2013 and 2012 is as follows (in thousands):

	For the Three Months Ended March 31,
	2013	2012
FUNDS FROM OPERATIONS:

Net income	$181,092	$31,680
Depreciation of real estate assets	19,747	19,343

Funds From Operations	200,839	51,023

Expenses associated with debt refinancing transactions	225	1,541
Expenses associated with REIT conversion	8,061	50
Income tax benefit for special items	(602)	(593)
Income tax benefit for reversal of deferred taxes due to REIT conversion	(137,686)	—

Normalized Funds From Operations	$70,837	$52,021

Contractual Obligations

The following schedule summarizes our contractual cash obligations by the indicated period as of March 31, 2013 (in thousands):

	Payments Due By Year Ended December 31,
	2013 (remainder)	2014	2015	2016	2017	Thereafter	Total
Long-term debt	$—	$—	$—	$—	$1,025,000	$—	$1,025,000
Interest on senior notes	36,038	36,038	36,038	36,038	18,018	—	162,170
Contractual facility expansions	18,174	288	—	—	—	—	18,462
Operating leases	3,572	4,929	3,548	825	825	7,425	21,124

Total contractual cash obligations	$57,784	$41,255	$39,586	$36,863	$1,043,843	$7,425	$1,226,756

The principal maturity date and interest on senior notes reflects the due date and scheduled interest payments on the 7.75% senior notes and does not include the effect of the April 2013 tender payments on such notes or the April 2013 issuance of the New Notes. The cash obligations in the table above do not include future cash obligations for variable interest associated with our outstanding revolving credit facility as projections would be based on future outstanding balances as well as future variable interest rates, and we are unable to make reliable estimates of either. Further, the cash obligations in the table above also do not include future cash obligations for uncertain tax positions as we are unable to make reliable estimates of the timing of such payments, if any, to the taxing authorities. We had $25.7 million of letters of credit outstanding at March 31, 2013 primarily to support our requirement to repay fees and claims under our workers’ compensation plan in the event we do not repay the fees and claims due in accordance with the terms of the plan. The letters of credit are renewable annually. We did not have any draws under any outstanding letters of credit during the three months ended March 31, 2013 or 2012. The contractual facility expansions included in the table above represent expansion or development projects for which we have already entered into a contract with a customer that obligates us to complete the expansion or development project. Certain of our other ongoing construction projects are not currently under contract and thus are not included as a contractual obligation above as we may generally suspend or terminate such projects without substantial penalty.

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

SEASONALITY AND QUARTERLY RESULTS

Our business is somewhat subject to seasonal fluctuations. Because we are generally compensated for operating and managing facilities at an inmate per diem rate, our financial results are impacted by the number of calendar days in a fiscal quarter. Our fiscal year follows the calendar year and therefore, our daily profits for the third and fourth quarters include two more days than the first quarter (except in leap years) and one more day than the second quarter. Further, salaries and benefits represent the most significant component of operating expenses. Significant portions of the Company’s unemployment taxes are recognized during the first quarter, when base wage rates reset for federal and state unemployment tax purposes. Finally, quarterly results are affected by government funding initiatives, the timing of the opening of new facilities, or the commencement of new management contracts and related start-up expenses which may mitigate or exacerbate the impact of other seasonal influences. Because of these seasonality factors, results for any quarter are not necessarily indicative of the results that may be achieved for the full fiscal year.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Our primary market risk exposure is to changes in U.S. interest rates. We are exposed to market risk related to our revolving credit facility because the interest rate on our revolving credit facility is subject to fluctuations in the market. If the interest rate for our outstanding indebtedness under the revolving credit facility was 100 basis points higher or lower during the three months ended March 31, 2013, our interest expense, net of amounts capitalized, would have been increased or decreased by $1.5 million.

As of March 31, 2013, we had outstanding $465.0 million of senior notes with a fixed interest rate of 7.75%. Because the interest rates with respect to these instruments are fixed, a hypothetical 100 basis point increase or decrease in market interest rates would not have a material impact on our financial statements.

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

There have been no material changes in our “Risk Factors” as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012.

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

CORRECTIONS CORPORATION OF AMERICA

Date: May 9, 2013	/s/ Damon T. Hininger
Damon T. Hininger
President and Chief Executive Officer

/s/ Todd J Mullenger
Todd J Mullenger
Executive Vice President, Chief Financial Officer, and Principal Accounting Officer