Form 10-Q
period 2013-06-30
CORRECTIONS CORP OF AMERICA
filed 2013-08-08
CIK 1070985

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: JUNE 30, 2013

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

Indicate the number of shares outstanding of each class of Common Stock as of August 2, 2013:

Shares of Common Stock, $0.01 par value per share: 115,701,833 shares outstanding.

CORRECTIONS CORPORATION OF AMERICA

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2013

PART I – FINANCIAL INFORMATION

ITEM 1.	– FINANCIAL STATEMENTS.

CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED AND AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	June 30, 2013	December 31, 2012
ASSETS
Cash and cash equivalents	$37,875	$62,897
Accounts receivable, net of allowance of $2,127 and $2,578 respectively	233,470	252,764
Current deferred tax assets	5,416	8,022
Prepaid expenses and other current assets	28,969	27,059

Total current assets	305,730	350,742
Property and equipment, net	2,538,825	2,568,791
Restricted cash	5,673	5,022
Investment in direct financing lease	6,500	7,467
Goodwill	11,158	11,988
Non-current deferred tax assets	9,035	—
Other assets	40,239	30,732

Total assets	$2,917,160	$2,974,742

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued expenses	$228,022	$166,000
Income taxes payable	652	102
Current liabilities of discontinued operations	79	356

Total current liabilities	228,753	166,458
Long-term debt	1,150,000	1,111,545
Deferred tax liabilities	—	139,526
Other liabilities	37,218	35,593

Total liabilities	1,415,971	1,453,122

Commitments and contingencies
Preferred stock—$0.01 par value; 50,000 shares authorized; none issued and outstanding at June 30, 2013 and December 31, 2012, respectively	—	—
Common stock—$0.01 par value; 300,000 shares authorized; 115,418 and 100,105 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively	1,154	1,001
Additional paid-in capital	1,711,821	1,146,488
Retained (deficit) earnings	(211,786)	374,131

Total stockholders’ equity	1,501,189	1,521,620

Total liabilities and stockholders’ equity	$2,917,160	$2,974,742

The accompanying notes are an integral part of these consolidated financial statements.

CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED AND AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
REVENUE:	$433,981	$442,866	$859,705	$878,171

EXPENSES:
Operating	314,277	316,584	621,807	632,118
General and administrative	25,360	23,095	56,592	44,935
Depreciation and amortization	28,097	28,302	55,727	56,689
Asset impairments	2,637	—	2,637	—

	370,371	367,981	736,763	733,742

OPERATING INCOME	63,610	74,885	122,942	144,429

OTHER EXPENSES:
Interest expense, net	11,912	14,729	24,478	31,619
Expenses associated with debt refinancing transactions	36,303	287	36,528	1,828
Other (income) expense	(36)	41	65	53

	48,179	15,057	61,071	33,500

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	15,431	59,828	61,871	110,929
Income tax benefit (expense)	4,998	(22,494)	139,650	(41,553)

INCOME FROM CONTINUING OPERATIONS	20,429	37,334	201,521	69,376
Loss from discontinued operations, net of taxes	—	—	—	(362)

NET INCOME	$20,429	$37,334	$201,521	$69,014

BASIC EARNINGS PER SHARE:
Income from continuing operations	$0.19	$0.37	$1.94	$0.70
Loss from discontinued operations, net of taxes	—	—	—	—

Net income	$0.19	$0.37	$1.94	$0.70

DILUTED EARNINGS PER SHARE:
Income from continuing operations	$0.19	$0.37	$1.91	$0.69
Loss from discontinued operations, net of taxes	—	—	—	—

Net income	$0.19	$0.37	$1.91	$0.69

REGULAR DIVIDENDS DECLARED PER SHARE	$0.48	$0.20	$1.01	$0.20

SPECIAL DIVIDENDS DECLARED PER SHARE	$6.66	$—	$6.66	$—

The accompanying notes are an integral part of these consolidated financial statements.

CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED AND AMOUNTS IN THOUSANDS)

	For the Six Months Ended June 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$201,521	$69,014
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	55,727	56,689
Expenses associated with debt refinancing transactions	36,528	1,828
Asset impairments	2,637	—
Amortization of debt issuance costs and other non-cash interest	1,966	2,224
Deferred income taxes	(145,955)	2,667
Income tax benefit of equity compensation	(31)	(2,282)
Non-cash equity compensation	6,411	5,903
Other expenses and non-cash items	753	926
Changes in assets and liabilities, net:
Accounts receivable, prepaid expenses and other assets	17,489	15,008
Accounts payable, accrued expenses and other liabilities	5,232	(23,332)
Income taxes payable	581	1,367

Net cash provided by operating activities	182,859	130,012

CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for facility development and expansions	(10,827)	(16,843)
Expenditures for other capital improvements	(16,113)	(25,520)
Increase in restricted cash	(649)	—
Proceeds from sale of assets	57	495
Increase in other assets	(2,063)	(2,246)
Payments received on direct financing lease	857	759

Net cash used in investing activities	(28,738)	(43,355)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of debt	983,000	758,500
Principal repayments of debt	(953,000)	(813,500)
Payment of debt issuance and other refinancing and related costs	(37,203)	(6,327)
Income tax benefit of equity compensation	31	2,282
Purchase and retirement of common stock	(5,454)	(2,481)
Proceeds from exercise of stock options	22,094	2,078
Dividends paid	(188,611)	(19,911)

Net cash used in financing activities	(179,143)	(79,359)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(25,022)	7,298
CASH AND CASH EQUIVALENTS, beginning of period	62,897	55,832

CASH AND CASH EQUIVALENTS, end of period	$37,875	$63,130

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest (net of amounts capitalized of $301 and $635 in 2013 and 2012, respectively)	$19,633	$38,606

Income taxes	$3,730	$38,998

The accompanying notes are an integral part of these consolidated financial statements.

CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2013

(UNAUDITED AND AMOUNTS IN THOUSANDS)

			Additional	Retained
	Common Stock		Paid-in	Earnings
	Shares	Par Value	Capital	(Deficit)	Total
Balance as of December 31, 2012	100,105	$1,001	$1,146,488	$374,131	$1,521,620
Net income	—	—	—	201,521	201,521
Issuance of common stock	19	—	13	—	13
Retirement of common stock	(144)	(1)	(5,453)	—	(5,454)
Special dividend on common stock ($6.66 per share)	13,878	139	542,541	(678,226)	(135,546)
Regular dividends declared on common stock ($1.01 per share)	—	—	—	(109,488)	(109,488)
Restricted stock compensation, net of forfeitures	(12)	—	4,445	276	4,721
Income tax benefit of equity compensation	—	—	31	—	31
Stock option compensation expense, net of forfeitures	—	—	1,677	—	1,677
Restricted stock grant	300	3	(3)	—	—
Stock options exercised	1,272	12	22,082	—	22,094

Balance as of June 30, 2013	115,418	$1,154	$1,711,821	$(211,786)	$1,501,189

The accompanying notes are an integral part of these consolidated financial statements.

CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2012

(UNAUDITED AND AMOUNTS IN THOUSANDS)

	Common Stock		Additional Paid-in	Retained
	Shares	Par Value	Capital	Earnings	Total
Balance as of December 31, 2011	99,528	$995	$1,129,435	$277,592	$1,480,022
Net income	—	—	—	69,014	69,014
Issuance of common stock	—	—	12	—	12
Retirement of common stock	(100)	(1)	(2,480)	—	(2,481)
Restricted stock compensation, net of forfeitures	(7)	—	3,576	—	3,576
Dividends declared on common stock ($0.20 per share)	—	—	—	(20,060)	(20,060)
Income tax benefit of equity compensation	—	—	2,094	—	2,094
Stock option compensation expense, net of forfeitures	—	—	2,315	—	2,315
Restricted stock grant	332	3	(3)	—	—
Stock options exercised	224	3	2,075	—	2,078

Balance as of June 30, 2012	99,977	$1,000	$1,137,024	$326,546	$1,464,570

The accompanying notes are an integral part of these consolidated financial statements.

CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

JUNE 30, 2013

1.	ORGANIZATION AND OPERATIONS

Corrections Corporation of America (the “Company” and, together with its subsidiaries, “CCA”) is the nation’s largest owner of privatized correctional and detention facilities and one of the largest prison operators in the United States, behind only the federal government and three states. CCA currently operates 68 correctional and detention facilities, including 53 facilities that it owns or controls, with a total design capacity of approximately 92,000 beds in 20 states and the District of Columbia.

CCA specializes in owning, operating, and managing prisons and other correctional facilities and providing inmate residential, community reentry and prisoner transportation services for governmental agencies. In addition to providing the fundamental residential services relating to inmates, CCA’s facilities offer a variety of rehabilitation and educational programs, including basic education, religious services, life skills and employment training, and substance abuse treatment. These services are intended to reduce recidivism and to prepare inmates for their successful re-entry into society upon their release. CCA also provides inmates health care (including medical, dental and mental health services), food services, and work and recreational programs.

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

Fair Value of Financial Instruments

To meet the reporting requirements of Accounting Standard Codification (“ASC”) 825, “Financial Instruments”, regarding fair value of financial instruments, CCA calculates the estimated fair value of financial instruments using market interest rates and quoted market prices of similar instruments or discounted cash flow techniques with observable Level 2 inputs, as defined in ASC 820, “Fair Value Measurement”. At June 30, 2013 and December 31, 2012, there were no material differences between the carrying amounts and the estimated fair values of CCA’s financial instruments, other than as follows (in thousands):

	June 30, 2013		December 31, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Investment in direct financing lease	$8,376	$9,837	$9,233	$10,852
Note receivable from APM	$4,535	$8,561	$4,819	$8,678
Debt	$(1,150,000)	$(1,136,500)	$(1,111,545)	$(1,152,550)

3.	GOODWILL

ASC 350, “Intangibles-Goodwill and Other”, establishes accounting and reporting requirements for goodwill and other intangible assets. Goodwill was $11.2 and $12.0 million as of June 30, 2013 and December 31, 2012, respectively, and was associated with facilities CCA manages but does not own. This goodwill was established in connection with the acquisitions of two service companies during 2000.

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

During the second quarter of 2013, CCA received notification that it was not selected for the continued management of the 1,000-bed Wilkinson County Correctional Facility at the end of the contract on June 30, 2013. As a result of this managed-only contract termination, CCA recorded asset impairments of $2.6 million consisting of a goodwill impairment charge of $0.8 million and $1.8 million for other assets.

4.	FACILITY ACTIVATION, DEVELOPMENTS, AND CLOSURES

In February 2008, CCA announced its intention to construct a new correctional facility in Trousdale County, Tennessee. However, during the first quarter of 2009, CCA suspended the construction of this facility until there is greater clarity around the timing of future bed absorption by its customers. CCA continues to monitor its customers’ needs and could promptly resume construction of the facility. As of June 30, 2013, CCA has capitalized $29.0 million related to the Trousdale facility, including $0.6 million in equipment and $15.2 million of pre-fabricated concrete cells that are constructed and being stored on this site but are generally transferable to other potential CCA development projects.

In late January 2012, the governor of Kentucky submitted his proposed budget, which included the transfer of the inmates currently held at one of CCA’s facilities to a facility owned by the state of Kentucky that had previously been closed. During July 2012, the Kentucky Department of Corrections (“KDOC”) completed the removal of the inmates previously housed in the 656-bed Otter Creek Correctional Center, a facility CCA owns in Wheelwright, Kentucky, and CCA subsequently idled the facility. The Otter Creek facility is subject to a deed of conveyance with the City of Wheelwright that includes a provision, among others, that would allow assumption of ownership of the facility by the City of Wheelwright if CCA ceases to operate the facility for more than two years. CCA is currently pursuing various customers to utilize the facility.

In June 2012, CCA received notification from the lessee of a non-secure educational facility CCA owns in Houston, Texas that the lessee was no longer able to continue making payments under the lease, resulting in a default under the lease agreement. During the third quarter of 2012, CCA reached a settlement with the lessee for damages due CCA under the defaulted lease agreement that required the lessee to pay $1.0 million in satisfaction of future lease obligations. CCA is marketing this facility to other potential customers for either a lease or a sale transaction.

During 2010, CCA idled the 1,600-bed Prairie Correctional Facility, the 752-bed Huerfano County Correctional Center, and its 2,160-bed Diamondback Correctional Facility due to excess capacity within the states of Minnesota, Washington, and Arizona allowing those states to phase out the utilization of private sector beds at that time. Additionally, CCA owns the Queensgate Correctional Facility in Ohio and Shelby Training Center in Tennessee that were both idled in 2008. All such facilities are currently available for use to potential customers. The carrying values of CCA’s seven currently idled facilities totaled $129.6 million and $132.1 million as of June 30, 2013 and December 31, 2012, respectively, excluding equipment and other assets that could generally be transferred and used at other facilities CCA owns without significant cost. CCA tested each of the aforementioned seven facilities for impairment when it was notified by the respective customers that they would no longer be utilizing such facility.

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

During the second quarter of 2013, CCA announced that the Texas Department of Criminal Justice (“TDCJ”) elected not to renew its contracts for the CCA owned and operated 2,103-bed Mineral Wells Pre-Parole Transfer Facility and the 2,216-bed managed-only Dawson State Jail due to a legislative budget reduction. As a result, upon expiration of the contracts in August 2013, CCA will cease operations of the Dawson State Jail and idle the Mineral Wells facility. During the second quarter of 2013, CCA performed an impairment analysis of the Mineral Wells property, which has a carrying value of $18.7 million, and concluded that this asset has recoverable values in excess of the carrying value. CCA is currently marketing the Mineral Wells facility to potential customers.

During June 2013, the KDOC provided CCA notice that it was not going to award a contract under the RFP that would have allowed for the KDOC’s continued use of CCA’s owned and operated 826-bed Marion Adjustment Center. CCA expects to idle the Marion Adjustment Center following the transfer of the population by the end of September 2013, but will continue to market the facility to other customers. As a result of the notification, CCA performed an impairment analysis of the Marion Adjustment Center property, which has a carrying value of $13.6 million, and concluded that this asset has recoverable values in excess of the carrying value.

In order to retain federal inmate populations CCA currently manages in the 1,154-bed San Diego Correctional Facility, CCA is constructing a new facility at a site in San Diego. The existing San Diego Correctional Facility is subject to a ground lease with the County of San Diego. Under the provisions of the lease, the facility is divided into different premises whereby, pursuant to an amendment to the ground lease executed in January 2010, ownership of the entire facility reverts to the County upon expiration of the lease on December 31, 2015. As of June 30, 2013, CCA has invested approximately $49.9 million to acquire property, conduct environmental studies, obtain building permits, and complete various other design activities related to the new facility. CCA has developed plans to build a detention facility and a construction timeline that coincides with the expiration of the ground lease with the County of San Diego. CCA plans to offer this new facility to house the existing federal inmate populations at the San Diego Correctional Facility.

In September 2012, CCA announced that it was awarded a new management contract from the Arizona Department of Corrections to house up to 1,000 medium-security inmates at its 1,596-bed Red Rock Correctional Center in Arizona. The new management contract contains an initial term of ten years, with two five-year renewal options upon mutual agreement and provides an occupancy guarantee of 90% of the contracted beds, which is expected to be implemented in two phases. CCA expects to begin receiving approximately 500 inmates from Arizona beginning in January of 2014 and an additional 500 inmates in 2015. Additionally, the contract provides the state of

Arizona with an option to purchase the Red Rock facility at any time during the term of the contract, including extension options, based on an amortization schedule starting with the fair market value and decreasing evenly to zero over the twenty-year term. In order to prepare the Red Rock facility to house Arizona inmates under this contract, CCA expects to incur approximately $20.5 million in capital improvements for certain physical plant modifications. As of July 31, 2013, CCA managed approximately 950 inmates for the state of California at its Red Rock facility, after having transferred approximately 650 inmates to other CCA owned and operated facilities as CCA works with California to determine the long-term plan for the inmates displaced at the Red Rock facility. To the extent California needs replacement capacity, the contract with the state of California provides flexibility to utilize other beds in CCA’s system upon mutual agreement.

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

The following table summarizes the results of operations for this facility for the six months ended June 30, 2012 (in thousands). The financial results of operations for this facility ceased in the first quarter of 2012.

For the Six Months Ended June 30, 2012
REVENUE:	$193

Managed-only	193

EXPENSES:	861

Managed-only	861

OPERATING LOSS	(668)
Other income	91

LOSS FROM DISCONTINUED OPERATIONS BEFORE INCOME TAXES	(577)
Income tax benefit	215

LOSS FROM DISCONTINUED OPERATIONS, NET OF TAXES	$(362)

There were no assets associated with discontinued operations as of June 30, 2013 and December 31, 2012, while there were $0.1 million and $0.4 million of accounts payable and accrued liabilities associated with discontinued operations as of June 30, 2013 and December 31, 2012, respectively.

CCA also expects to report the results of operations from the managed-only Wilkinson County Correctional Facility and the Dawson State Jail, each as further described in Notes 3 and 4, respectively, as discontinued operations upon termination of the management contracts in the third quarter of 2013.

6.	DEBT

Debt outstanding as of June 30, 2013 and December 31, 2012 consists of the following (in thousands):

	June 30, 2013	December 31, 2012
Revolving Credit Facility, principal due at maturity in December 2017; interest payable periodically at variable interest rates. The weighted average rate at both June 30, 2013 and December 31, 2012 was 1.7%.	$475,000	$655,000
4.625% Senior Notes, principal due at maturity in May 2023; interest payable semi-annually in May and November at 4.625%.	350,000	—
4.125% Senior Notes, principal due at maturity in April 2020; interest payable semi-annually in April and October at 4.125%.	325,000	—
7.75% Senior Notes, principal due at maturity in June 2017; interest payable semi-annually in June and December at 7.75%. These notes were redeemed during 2013 as further described.	—	456,545

	$1,150,000	$1,111,545

Revolving Credit Facility. During January 2012, CCA entered into an amended and restated $785.0 million senior secured revolving credit facility (the “$785.0 Million Revolving Credit Facility”). In addition to replacing the previous $450.0 million revolving credit facility, during the first quarter of 2012 the $785.0 Million Revolving Credit Facility was used for the purchase of $335.0 million of CCA’s existing 6.25% Senior Notes and the payment of fees, commissions and expenses in connection with the foregoing as well as for other general corporate purposes. CCA capitalized approximately $6.0 million of new costs associated with the $785.0 Million Revolving Credit Facility.

During March 2013, CCA further amended the $785.0 Million Revolving Credit Facility to, among other things; increase the commitment size from $785.0 million to $900.0 million, extend the maturity by one year to December 2017, and provide covenant flexibility to operate as a REIT (the “$900.0 Million Revolving Credit Facility”). CCA capitalized approximately $2.7 million of new costs associated with the amendment.

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

Based on CCA’s current leverage ratio, loans under the $900.0 Million Revolving Credit Facility currently bear interest at the base rate plus a margin of 0.50% or at LIBOR plus a margin of 1.50%, and a commitment fee equal to 0.30% of the unfunded balance. The $900.0 Million Revolving Credit Facility also has a $50.0 million sublimit for the issuance of standby letters of credit. As of June 30, 2013, CCA had $475.0 million in borrowings under the $900.0 Million Revolving Credit Facility as well as $25.2 million in letters of credit outstanding resulting in $399.8 million available under the $900.0 Million Revolving Credit Facility.

The $900.0 Million Revolving Credit Facility is secured by a pledge of all of the capital stock of CCA’s domestic subsidiaries, 65% of the capital stock of CCA’s foreign subsidiaries, all of CCA’s accounts receivable, and all of CCA’s deposit accounts. The $900.0 Million Revolving Credit Facility requires CCA to meet certain financial covenants, including, without limitation, a maximum total leverage ratio, a maximum secured leverage ratio, and a minimum fixed charge coverage ratio. As of June 30, 2013, CCA was in compliance with all such covenants. In addition, the $900.0 Million Revolving Credit Facility contains certain covenants that, among other things, limit the incurrence of additional indebtedness, acquisitions and other investments, payment of dividends and other customary restricted payments, transactions with affiliates, asset sales, mergers and consolidations, liquidations, prepayments and modifications of other indebtedness, liens and other encumbrances and other matters customarily restricted in such agreements. In addition, the $900.0 Million Revolving Credit Facility is subject to certain cross-default provisions with terms of CCA’s other indebtedness, and is subject to acceleration upon the occurrence of a change control.

Senior Notes. Concurrent with the closing of the $900.0 Million Revolving Credit Facility on March 21, 2013, CCA announced its intention to offer up to an aggregate of $675.0 million in aggregate principal amount of new senior notes comprised of senior notes due 2020 and senior notes due 2023. Also on March 21, 2013, CCA commenced a cash tender offer for any and all of its $465.0 million aggregate principal amount of 7.75% unsecured senior notes issued in June 2009 (the “7.75% Senior Notes”). Holders who validly tendered their 7.75% Senior Notes before the early tender deadline on April 3, 2013 were entitled to receive total consideration equal to $1,050 per $1,000 principal amount of the 7.75% Senior Notes, plus any accrued and unpaid interest up to, but not including, the payment date. The total consideration included $30 per $1,000 principal amount of the 7.75% Senior Notes for those Holders who validly tendered on or prior to the early tender deadline, and $20 per $1,000 principal amount of the 7.75% Senior Notes for Holders who validly tendered following the early tender deadline but on or prior to the expiration of the tender offer on April 17, 2013. On April 4, 2013, CCA announced that it accepted for purchase $315.4 million aggregate principal amount of the 7.75% Senior Notes pursuant to the tender offer for Holders who validly tendered their 7.75% Senior Notes by the early tender deadline. No Holders tendered their 7.75% Senior Notes after the early tender deadline on April 3, 2013. Following the expiration of the tender deadline, CCA redeemed on June 1, 2013 the remaining $149.6 million outstanding 7.75% Senior Notes at a price of 103.875% of par plus accrued interest pursuant to the indenture governing the 7.75% Senior Notes.

CCA incurred $0.2 million during the first quarter of 2013 for third-party fees and expenses associated with the tender offer, and incurred an additional $36.3 million of charges during the second quarter of 2013 associated with the tender offer and redemption of the 7.75% Senior Notes consisting of the write-off of loan costs and the unamortized discount on the 7.75% Senior Notes, the tender fees and expenses associated with the purchase, and the redemption premium paid on the 7.75% Senior Notes.

On April 4, 2013, CCA completed the offering of $325.0 million aggregate principal amount of 4.125% senior notes due April 1, 2020 (the “4.125% Senior Notes”) and $350.0 million aggregate principal amount of 4.625% senior notes due May 1, 2023 (the “4.625% Senior Notes”), collectively referred to herein as the “New Notes”. CCA used a portion of the net proceeds from the offering of the New Notes to fund the tender offer in April 2013 and the redemption of the remaining 7.75% Senior Notes outstanding on June 1, 2013. CCA also used the net proceeds from the sale of the New Notes to fund the $135.0 million payment in cash of up to 20% of its required distribution of C-corporation accumulated earnings and profits in connection with its REIT conversion, as further described in Note 7, to pay other REIT conversion costs and for general corporate purposes.

The New Notes were offered in the United States to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”), and outside the United States pursuant to Regulation S under the Securities Act. In June 2013, CCA completed an offer to exchange the New Notes for new issuances of substantially identical notes that are registered under the Securities Act of 1933.

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

7.	STOCKHOLDERS’ EQUITY

Dividends on Common Stock

During 2012 and the first six months of 2013, CCA’s Board of Directors declared the following quarterly dividends on its common stock:

Declaration Date	Record Date	Payable Date	Per Share
May 11, 2012	June 8, 2012	June 22, 2012	$0.20
August 20, 2012	September 14, 2012	September 28, 2012	$0.20
November 6, 2012	November 30, 2012	December 14, 2012	$0.20
February 22, 2013	April 3, 2013	April 15, 2013	$0.53
May 16, 2013	July 3, 2013	July 15, 2013	$0.48

In addition, on April 8, 2013, CCA’s Board of Directors declared a special dividend to shareholders of $675 million, or approximately $6.66 per share of common stock, in connection with CCA’s previously announced plan to qualify as a REIT for federal income tax purposes effective as of January 1, 2013. The special dividend was paid in satisfaction of requirements that CCA distribute its previously undistributed accumulated earnings and profits attributable to tax periods ending prior to January 1, 2013. CCA paid the special dividend on May 20, 2013 to shareholders of record as of April 19, 2013.

Each CCA shareholder could elect to receive payment of the special dividend either in all cash, all shares of CCA common stock or a combination of cash and CCA common stock, with the total amount of cash payable to shareholders limited to a maximum of 20% of the total value of the special dividend, or $135 million. The total amount of cash elected by shareholders exceeded 20% of the total value of the special dividend. As a result, the cash payment was prorated among those shareholders who elected to receive cash, and the remaining portion of the special dividend was paid in shares of CCA common stock. The total number of shares of CCA common stock distributed pursuant to the special dividend was 13.9 million and was determined based on shareholder elections and the average closing price per share of CCA common stock on the New York Stock Exchange for the three trading days after May 9, 2013, or $38.90 per share.

Restricted Stock and Restricted Stock Units

During the first six months of 2013, CCA issued 415,000 shares of restricted common stock and common stock units to certain of its employees and non-employee directors, with an aggregate fair value of $15.3 million, including 369,000 restricted shares or units to employees and non-employee directors whose compensation is charged to general and administrative expense and 46,000 restricted shares to employees whose compensation is charged to operating expense. During 2012, CCA issued 349,000 shares of restricted common stock and common stock units to certain of its employees and non-employee directors, with an aggregate fair value of $9.2 million, including 290,000 restricted shares or units to employees and non-employee directors whose compensation is charged to general and administrative expense and 59,000 restricted shares to employees whose compensation is charged to operating expense.

As a result of the aforementioned special dividend paid on May 20, 2013, CCA issued 139,000 shares of restricted common stock and common stock units to employee and non-employee directors who held unvested shares as of the record date. The shares of restricted common stock and common stock units were issued at the $38.90 price per share as described above. The total special dividend to restricted stock and unit holders totaled $6.1 million, including $2.8 million to restricted stockholders and $3.3 million to restricted stock unit holders. Like all accumulated dividends on restricted stock and units, the special dividend remains subject to the same vesting conditions of the underlying shares or units.

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

During the three months ended June 30, 2013, CCA expensed $2.5 million, net of estimated forfeitures, relating to restricted common stock and common stock units ($0.3 million of which was recorded in operating expenses and $2.2 million of which was recorded in general and administrative expenses). During the three months ended June 30, 2012, CCA expensed $2.0 million, net of estimated forfeitures, relating to restricted common stock and common stock units ($0.3 million of which was recorded in operating expenses and $1.7 million of which was recorded in general and administrative expenses).

During the six months ended June 30, 2013, CCA expensed $4.7 million, net of estimated forfeitures, relating to restricted common stock and common stock units ($0.6 million of which was recorded in operating expenses and $4.1 million of which was recorded in general and administrative expenses). During the six months ended June 30, 2012, CCA expensed $3.6 million, net of estimated forfeitures, relating to restricted common stock and common stock units ($0.5 million of which was recorded in operating expenses and $3.1 million of which was recorded in general and administrative expenses). As of June 30, 2013, approximately 949,000 shares of restricted common stock and common stock units remained outstanding and subject to vesting, including approximately 124,000 shares issued in connection with the special dividend.

Stock Options

In February 2013, CCA elected not to issue stock options to its non-employee directors, officers, and executive officers as it had in the past and instead elected to issue all of its equity compensation in the form of restricted common stock and common stock units as described above. During the three months ended June 30, 2013 and 2012, CCA expensed $0.7 million and $1.3 million, respectively, net of forfeitures, relating to its outstanding stock options. During the six months ended June 30, 2013 and 2012, CCA expensed $1.7 million and $2.3 million, respectively, net of forfeitures, relating to its outstanding stock options.

In connection with mandatory anti-dilution provisions of CCA’s equity incentive plans, as it pertains to the special dividend, an adjustment was made to all options outstanding to (i) increase the number of shares subject to an option by multiplying the number of shares by 1.175 (the “Adjustment Factor”) and (ii) reduce the exercise price per share of common stock subject to the options by dividing the initial exercise price by the Adjustment Factor. The Adjustment Factor was determined by the percentage increase in CCA’s common stock resulting from the stock portion of the special dividend after taking into consideration the portion of the special dividend paid in cash. The adjustment affected all employees and non-employee directors who had outstanding option grants on May 20, 2013 (49 people) and resulted in approximately 0.5 million of incremental options awarded. As the adjustment was designed to equalize the fair value of the option award for the special dividend, and because CCA’s equity incentive plans included mandatory anti-dilution provisions, there was no incremental compensation cost resulting from the adjustments to the options outstanding. As of June 30, 2013, options to purchase 3.2 million shares of common stock were outstanding with a weighted average exercise price of $18.50.

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

A reconciliation of the numerator and denominator of the basic earnings per share computation to the numerator and denominator of the diluted earnings per share computation is as follows (in thousands, except per share data):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
NUMERATOR
Basic:
Income from continuing operations	$20,429	$37,334	$201,521	$69,376
Loss from discontinued operations, net of taxes	—	—	—	(362)

Net income	$20,429	$37,334	$201,521	$69,014

Diluted:
Income from continuing operations	$20,429	$37,334	$201,521	$69,376
Loss from discontinued operations, net of taxes	—	—	—	(362)

Diluted net income	$20,429	$37,334	$201,521	$69,014

DENOMINATOR
Basic:
Weighted average common shares outstanding	107,400	99,570	103,755	99,431

Diluted:
Weighted average common shares outstanding	107,400	99,570	103,755	99,431
Effect of dilutive securities:
Stock options	1,284	767	1,420	699
Restricted stock-based compensation	307	128	258	146

Weighted average shares and assumed conversions	108,991	100,465	105,433	100,276

BASIC EARNINGS PER SHARE:
Income from continuing operations	$0.19	$0.37	$1.94	$0.70
Loss from discontinued operations, net of taxes	—	—	—	—

Net income	$0.19	$0.37	$1.94	$0.70

DILUTED EARNINGS PER SHARE:
Income from continuing operations	$0.19	$0.37	$1.91	$0.69
Loss from discontinued operations, net of taxes	—	—	—	—

Net income	$0.19	$0.37	$1.91	$0.69

As discussed in Note 7, on May 20, 2013, CCA paid a special dividend in connection with its conversion to a REIT. The shareholders were allowed to elect to receive their payment of the special dividend either in all cash, all shares of CCA common stock, or a combination of cash and CCA common stock, except that CCA placed a limit on the aggregate amount of cash payable to the shareholders. Under ASC 505, “Equity” and ASU 2010-01, “Accounting for Distributions to Shareholders with Components of Stock and Cash, a consensus of the FASB Emerging Issues Task Force”, a distribution that allows shareholders to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in earnings per share prospectively. As such, the stock portion of the special dividend, totaling 13.9 million shares, is presented prospectively in basic and diluted earnings per share as presented above and was not presented retroactively for all periods presented.

Approximately 15,000 and 1.0 million stock options were excluded from the computations of diluted earnings per share for the three months ended June 30, 2013 and 2012, respectively, because they were anti-dilutive. Approximately 14,000 and 1.3 million stock options were excluded from the computations of diluted earnings per share for the six months ended June 30, 2013 and 2012, respectively, because they were anti-dilutive.

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

In connection with the issuance of the revenue bonds, CCA is obligated, under a debt service deficit agreement, to pay the trustee of the bond’s trust indenture (the “Trustee”) amounts necessary to pay any debt service deficits consisting of principal and interest requirements (outstanding principal balance of $28.8 million at June 30, 2013 plus future interest payments). In the event the state of Tennessee, which is currently utilizing the facility to house certain inmates, exercises its option to purchase the correctional facility, CCA is also obligated to pay the difference between principal and interest owed on the bonds on the date set for the redemption of the bonds and amounts paid by the state of Tennessee for the facility plus all other funds on deposit with the Trustee and available for redemption of the bonds. Ownership of the facility reverts to the state of Tennessee in 2017 at no cost. Therefore, CCA does not currently believe the state of Tennessee will exercise its option to purchase the facility. At June 30, 2013, the outstanding principal balance of the bonds exceeded the purchase price option by $11.3 million.

10.	INCOME TAXES

As discussed in Note 1, the Company began operating in compliance with REIT requirements for federal income tax purposes effective January 1, 2013. As a REIT, the Company must distribute at least 90 percent of its taxable income (including dividends paid to it by its TRSs) and will not pay federal income taxes on the amount distributed to its shareholders. Therefore, the Company should not be subject to federal income taxes if it distributes 100 percent of its taxable income. Most states, where CCA holds investments in real estate, conform to the federal rules recognizing REITs. Certain subsidiaries have made an election with the Company to be treated as TRSs in conjunction with the Company’s REIT election; the TRS elections will permit CCA to engage in certain business activities in which the REIT may not engage directly. A TRS is subject to federal and state income taxes on the income from these activities and therefore, CCA includes a provision for taxes in its consolidated financial statements.

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

CCA recorded an income tax benefit of $5.0 million and $139.7 million for the three and six months ended June 30, 2013, respectively, primarily as a result of the revaluation of deferred tax assets and liabilities during the first quarter of 2013 associated with the REIT conversion discussed above, as well as certain income tax benefits recorded during both the first and second quarters associated with expenses associated with debt refinancing transactions, tax credits and certain tax planning strategies implemented during 2013. CCA recorded an income tax expense of $22.5 million and $41.6 million for the three and six months ended June 30, 2012, respectively. CCA’s income taxes and effective tax rate are significantly lower in 2013 as a result of the election to be taxed as a REIT effective January 1, 2013. As a REIT, CCA will be entitled to a deduction for dividends paid, resulting in a substantial reduction in the amount of federal income tax expense it recognizes. Substantially all of CCA’s income tax expense will be incurred based on the earnings generated by its TRSs.

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

CCA had no liabilities recorded for uncertain tax positions as of June 30, 2013. CCA recognizes interest and penalties related to unrecognized tax positions in income tax expense. CCA does not currently anticipate that the total amount of unrecognized tax positions will significantly increase or decrease in the next twelve months.

11.	SEGMENT REPORTING

As of June 30, 2013, CCA owned and managed 49 correctional and detention facilities, and managed 18 correctional and detention facilities it did not own. Management views CCA’s operating results in two reportable segments: (1) owned and managed correctional and detention facilities and (2) managed-only correctional and detention facilities. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies in the notes to consolidated financial statements included in CCA’s 2012 Form 10-K. Owned and managed facilities include the operating results of those facilities placed into service that were owned or controlled via a lease and managed by CCA. Following the Company’s reorganization to begin operating as a REIT effective January 1, 2013, the Company chose to reclassify the financial information provided for segment reporting purposes at two facilities where the property is effectively controlled by the Company under operating lease arrangements. Previously, the Company classified these two facilities controlled under operating leases within the managed-only segment. The Company now reports the financial information associated with these facilities as owned and managed and has reclassified its segment reporting for all periods presented. Managed-only facilities include the operating results of those facilities owned by a third party and managed by CCA. CCA measures the operating performance of each facility within the above two reportable segments, without differentiation, based on facility net operating income. CCA defines facility net operating income as a facility’s operating income or loss from operations before interest, taxes, asset impairments, depreciation, and amortization. Since each of CCA’s facilities within the two reportable segments exhibit similar economic characteristics, provide similar services to governmental agencies, and operate under a similar set of operating procedures and regulatory guidelines, the facilities within the identified segments have been aggregated and reported as one reportable segment.

The revenue and facility net operating income for the reportable segments and a reconciliation to CCA’s operating income is as follows for the three and six months ended June 30, 2013 and 2012 (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
Revenue:
Owned and managed	$348,608	$357,938	$690,101	$709,701
Managed-only	84,286	83,476	167,599	165,884

Total management revenue	432,894	441,414	857,700	875,585

Operating expenses:
Owned and managed	234,648	238,228	463,903	473,866
Managed-only	75,088	73,848	149,138	148,905

Total operating expenses	309,736	312,076	613,041	622,771

Facility net operating income:
Owned and managed	113,960	119,710	226,198	235,835
Managed-only	9,198	9,628	18,461	16,979

Total facility net operating income	123,158	129,338	244,659	252,814

Other revenue (expense):
Rental and other revenue	1,087	1,452	2,005	2,586
Other operating expense	(4,541)	(4,508)	(8,766)	(9,347)
General and administrative	(25,360)	(23,095)	(56,592)	(44,935)
Depreciation and amortization	(28,097)	(28,302)	(55,727)	(56,689)
Asset impairments	(2,637)	—	(2,637)	—

Operating income	$63,610	$74,885	$122,942	$144,429

The following table summarizes capital expenditures including accrued amounts for the reportable segments for the three and six months ended June 30, 2013 and 2012 (amounts in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
Capital expenditures:
Owned and managed	$15,023	$15,834	$23,342	$29,436
Managed-only	523	1,765	1,477	2,686
Corporate and other	1,361	2,308	2,891	9,255

Total capital expenditures	$16,907	$19,907	$27,710	$41,377

The assets for the reportable segments are as follows (amounts in thousands):

	June 30, 2013	December 31, 2012
Assets:
Owned and managed	$2,631,937	$2,654,791
Managed-only	97,254	119,191
Corporate and other	187,969	200,760

Total assets	$2,917,160	$2,974,742

12.	CONDENSED CONSOLIDATING FINANCIAL STATEMENTS OF THE COMPANY AND SUBSIDIARIES

The following condensed consolidating financial statements of the Company and subsidiaries have been prepared pursuant to Rule 3-10 of Regulation S-X. These condensed consolidating financial statements have been prepared from CCA’s financial information on the same basis of accounting as the consolidated financial statements. On December 31, 2012 CCA transferred certain real estate assets and contracts from certain of its subsidiaries to the Company (as the parent company). Accordingly, the Company (as the parent corporation to its subsidiaries) which heretofore had no independent assets or operations (as defined under Rule 3-10(f) of Regulation S-X) maintains its own independent assets as of June 30, 2013 and December 31, 2012. With respect to the periods prior to December 31, 2012, such internal legal restructuring has been reported in the following condensed consolidating financial statements as if it had occurred on January 1, 2012.

CONDENSED CONSOLIDATING BALANCE SHEET

As of June 30, 2013

(in thousands)

	Parent	Combined Subsidiary Guarantors	Consolidating Adjustments and Other	Total Consolidated Amounts
ASSETS
Cash and cash equivalents	$8,971	$28,904	$—	$37,875
Accounts receivable, net of allowance	318,510	316,651	(401,691)	233,470
Current deferred tax assets	4	5,412	—	5,416
Prepaid expenses and other current assets	8,201	30,366	(9,598)	28,969

Total current assets	335,686	381,333	(411,289)	305,730
Property and equipment, net	2,445,166	93,659	—	2,538,825
Restricted cash	649	5,024	—	5,673
Investment in direct financing lease	6,500	—	—	6,500
Goodwill	—	11,158	—	11,158
Other assets	212,880	18,210	(190,851)	40,239
Non-current deferred tax assets	—	9,561	(526)	9,035

Total assets	$3,000,881	$518,945	$(602,666)	$2,917,160

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued expenses	$348,266	$291,046	$(411,290)	$228,022
Income taxes payable	—	652	—	652
Current liabilities of discontinued operations	—	79	—	79

Total current liabilities	348,266	291,777	(411,290)	228,753
Long-term debt	1,150,000	100,000	(100,000)	1,150,000
Deferred tax liabilities	526	—	(526)	—
Other liabilities	900	36,318	—	37,218

Total liabilities	1,499,692	428,095	(511,816)	1,415,971

Total stockholders’ equity	1,501,189	90,850	(90,850)	1,501,189

Total liabilities and stockholders’ equity	$3,000,881	$518,945	$(602,666)	$2,917,160

CONDENSED CONSOLIDATING BALANCE SHEET

As of December 31, 2012

(in thousands)

	Parent	Combined Subsidiary Guarantors	Consolidating Adjustments and Other	Total Consolidated Amounts
ASSETS
Cash and cash equivalents	$—	$62,897	$—	$62,897
Accounts receivable, net of allowance	136,128	255,192	(138,556)	252,764
Deferred tax assets	137	7,885	—	8,022
Prepaid expenses and other current assets	1,766	35,175	(9,882)	27,059

Total current assets	138,031	361,149	(148,438)	350,742
Property and equipment, net	2,462,917	105,874	—	2,568,791
Restricted cash	—	5,022	—	5,022
Investment in direct financing lease	7,467	—	—	7,467
Goodwill	—	11,988	—	11,988
Other assets	191,502	114,953	(275,723)	30,732

Total assets	$2,799,917	$598,986	$(424,161)	$2,974,742

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued expenses	$28,061	$286,342	$(148,403)	$166,000
Income taxes payable	—	102	—	102
Current liabilities of discontinued operations	—	356	—	356

Total current liabilities	28,061	286,800	(148,403)	166,458
Long-term debt	1,111,545	100,000	(100,000)	1,111,545
Deferred tax liabilities	138,691	835	—	139,526
Other liabilities	—	35,593	—	35,593

Total liabilities	1,278,297	423,228	(248,403)	1,453,122

Total stockholders’ equity	1,521,620	175,758	(175,758)	1,521,620

Total liabilities and stockholders’ equity	$2,799,917	$598,986	$(424,161)	$2,974,742

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the three months ended June 30, 2013

(in thousands)

	Parent	Combined Subsidiary Guarantors	Consolidating Adjustments and Other	Total Consolidated Amounts
REVENUES	$318,939	$345,714	$(230,672)	$433,981

EXPENSES:
Operating	237,181	307,768	(230,672)	314,277
General and administrative	8,086	17,274	—	25,360
Depreciation and amortization	18,936	9,161	—	28,097
Asset impairments	—	2,637	—	2,637

	264,203	336,840	(230,672)	370,371

OPERATING INCOME	54,736	8,874	—	63,610

OTHER (INCOME) EXPENSE:
Interest expense, net	10,621	1,291	—	11,912
Expenses associated with debt refinancing transactions	28,386	7,917	—	36,303
Other (income) expense	(1)	(16)	(19)	(36)

	39,006	9,192	(19)	48,179

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	15,730	(318)	19	15,431
Income tax (expense) benefit	(13)	5,011	—	4,998

INCOME FROM CONTINUING OPERATIONS	15,717	4,693	19	20,429
Income from equity in subsidiaries	4,712	—	(4,712)	—

NET INCOME	$20,429	$4,693	$(4,693)	$20,429

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the three months ended June 30, 2012

(in thousands)

	Parent	Combined Subsidiary Guarantors	Consolidating Adjustments and Other	Total Consolidated Amounts
REVENUES	$356,070	$90,883	$(4,087)	$442,866

EXPENSES:
Operating	239,708	80,963	(4,087)	316,584
General and administrative	18,384	4,711	—	23,095
Depreciation and amortization	18,459	9,843	—	28,302

	276,551	95,517	(4,087)	367,981

OPERATING INCOME (LOSS)	79,519	(4,634)	—	74,885

OTHER (INCOME) EXPENSE:
Interest expense, net	14,433	296	—	14,729
Expenses associated with debt refinancing transactions	287	—	—	287
Other (income) expense	27	(5)	19	41

	14,747	291	19	15,057

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	64,772	(4,925)	(19)	59,828
Income tax (expense) benefit	(23,124)	630	—	(22,494)

INCOME (LOSS) FROM CONTINUING OPERATIONS	41,648	(4,295)	(19)	37,334
Loss from equity in subsidiaries	(4,314)	—	4,314	—

NET INCOME (LOSS)	$37,334	$(4,295)	$4,295	$37,334

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the six months ended June 30, 2013

(in thousands)

	Parent	Combined Subsidiary Guarantors	Consolidating Adjustments and Other	Total Consolidated Amounts
REVENUES	$632,376	$687,708	$(460,379)	$859,705

EXPENSES:
Operating	471,841	610,345	(460,379)	621,807
General and administrative	17,695	38,897	—	56,592
Depreciation and amortization	37,587	18,140	—	55,727
Asset impairments	—	2,637	—	2,637

	527,123	670,019	(460,379)	736,763

OPERATING INCOME	105,253	17,689	—	122,942

OTHER (INCOME) EXPENSE:
Interest expense, net	20,716	3,762	—	24,478
Expenses associated with debt refinancing transactions	28,563	7,965	—	36,528
Other (income) expense	320	(217)	(38)	65

	49,599	11,510	(38)	61,071

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	55,654	6,179	38	61,871
Income tax benefit	138,198	1,452	—	139,650

INCOME FROM CONTINUING OPERATIONS	193,852	7,631	38	201,521
Income from equity in subsidiaries	7,669	—	(7,669)	—

NET INCOME	$201,521	$7,631	$(7,631)	$201,521

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the six months ended June 30, 2012

(in thousands)

	Parent	Combined Subsidiary Guarantors	Consolidating Adjustments and Other	Total Consolidated Amounts
REVENUES	$705,644	$181,504	$(8,977)	$878,171

EXPENSES:
Operating	477,239	163,856	(8,977)	632,118
General and administrative	35,768	9,167	—	44,935
Depreciation and amortization	36,710	19,979	—	56,689

	549,717	193,002	(8,977)	733,742

OPERATING INCOME	155,927	(11,498)	—	144,429

OTHER (INCOME) EXPENSE:
Interest expense, net	31,027	592	—	31,619
Expenses associated with debt refinancing transactions	1,828	—	—	1,828
Other (income) expense	48	(34)	39	53

	32,903	558	39	33,500

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	123,024	(12,056)	(39)	110,929
Income tax (expense) benefit	(43,920)	2,367	—	(41,553)

INCOME FROM CONTINUING OPERATIONS	79,104	(9,689)	(39)	69,376
Loss from equity in subsidiaries	(10,090)	—	10,090	—
Loss from discontinued operations, net of taxes	—	(362)	—	(362)

NET INCOME	$69,014	$(10,051)	$10,051	$69,014

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the six months ended June 30, 2013

(in thousands)

	Parent	Combined Subsidiary Guarantors	Consolidating Adjustments And Other	Total Consolidated Amounts
Net cash provided by (used in) operating activities	$(57,630)	$240,489	$—	$182,859
Net cash used in investing activities	(21,146)	(7,592)	—	(28,738)
Net cash provided by (used in) financing activities	87,747	(266,890)	—	(179,143)

Net Increase (Decrease) in Cash and Cash Equivalents	8,971	(33,993)	—	(25,022)
CASH AND CASH EQUIVALENTS, beginning of year	—	62,897	—	62,897

CASH AND CASH EQUIVALENTS, end of year	$8,971	$28,904	$—	$37,875

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the six months ended June 30, 2012

(in thousands)

	Parent	Combined Subsidiary Guarantors	Consolidating Adjustments And Other	Total Consolidated Amounts
Net cash provided by operating activities	$124,107	$5,905	$—	$130,012
Net cash used in investing activities	(24,240)	(19,115)	—	(43,355)
Net cash used in financing activities	(99,867)	20,508	—	(79,359)

Net Increase in Cash and Cash Equivalents	—	7,298	—	7,298
CASH AND CASH EQUIVALENTS, beginning of year	—	55,832	—	55,832

CASH AND CASH EQUIVALENTS, end of year	$—	$63,130	$—	$63,130

13.	SUBSEQUENT EVENTS

On July 31, 2013, CCA closed on the acquisition of Correctional Alternatives, Inc. (“CAI”) a privately held community corrections company for an all cash purchase price of approximately $36 million, excluding transaction related expenses. Founded in 1987, CAI provides cost-effective solutions for housing and rehabilitation through community corrections and reentry services. CAI operates two facilities concentrating on community corrections and specializing in work furloughs, residential reentry programs and home confinement for San Diego County and Bureau of Prisons (“BOP”) residents. During 2012, CAI generated approximately $10 million in total revenues and owns a 120-bed facility and controls a 483-bed facility through a long-term lease.

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

OVERVIEW

The Company

We currently operate 68 facilities, including 53 facilities that we own or control, with a total design capacity of approximately 92,000 beds in 20 states and the District of Columbia. We specialize in owning, operating, and managing prisons and other correctional facilities and providing inmate residential, community reentry and prisoner transportation services for governmental agencies. In addition to providing the fundamental residential services relating to inmates, our facilities offer a variety of rehabilitation and educational programs, including basic education, religious services, life skills and employment training and substance abuse treatment. These services are intended to reduce recidivism and to prepare inmates for their successful re-entry into society upon their release. We also provide inmates health care (including medical, dental and mental health services), food services and work and recreational programs.

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

To qualify and be taxed as a REIT, we will generally be required to annually distribute to our stockholders an amount equal to at least 90% of our REIT taxable income (determined without regard to the dividends paid deduction and excluding net capital gains). Our REIT taxable income typically will not include income earned by our TRSs except to the extent the TRSs pay dividends to the REIT. Prior to the REIT conversion, we operated as a C corporation for federal income tax purposes. A REIT is not permitted to retain earnings and profits accumulated during the years it was taxed as a C corporation, and must make one or more distributions to stockholders that equal or exceed those accumulated amounts. On April 8, 2013, our Board of Directors declared a special dividend to stockholders of $675.0 million, or $6.66 per share of common stock, in satisfaction of the requirements to distribute our previously undistributed accumulated earnings and profits attributable to tax periods ending prior to January 1, 2013. We paid the special dividend on May 20, 2013 to stockholders on record as of April 19, 2013. The special dividend was composed of cash and shares of our common stock, at each stockholder’s election, subject to a cap on the total amount of cash equal to 20% of the aggregate amount of the special dividend, or $135.0 million. The balance of the special dividend was paid in the form of 13.9 million additional shares of our common stock.

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

Asset impairments. Although we experienced asset impairments of $1.8 million, excluding goodwill, during the second quarter of 2013 associated with the termination of the management contract at the managed-only Wilkinson County Correctional Facility, the primary risk we face for future asset impairment charges is associated with correctional facilities we own. As of June 30, 2013, we had $2.5 billion in property and equipment, including $161.9 million in long-lived assets excluding equipment, at nine idled facilities, including the Mineral Wells and Marion Adjustment facilities that will be idled during the third quarter 2013. We also had $29.0 million invested in a construction project in Trousdale County, Tennessee at which we have suspended construction activities until we have greater clarity around the timing of future bed absorption by our customers. The impairment analyses we performed for each of these facilities excluded the net book value of equipment, as a substantial portion of the equipment is easily transferrable to other company-owned facilities without significant cost. From the date each facility became idle, the idled facilities incurred combined operating expenses of $3.3 million and $2.7 million for the six months ended June 30, 2013 and 2012, respectively.

We evaluate the recoverability of the carrying values of our long-lived assets, other than goodwill, when events suggest that an impairment may have occurred. Such events primarily include, but are not limited to, the termination of a management contract or a significant decrease in inmate populations within a correctional facility we own or manage. Accordingly, we tested each of the aforementioned nine currently idled facilities for impairment when we were notified by the respective customers that they would no longer be utilizing such facility. We tested the facility under construction for impairment when we suspended construction of the facility.

We re-perform the impairment analyses on an annual basis for each of the idle facilities and for the suspended construction project, and evaluate on a quarterly basis market developments for the potential utilization of each of these facilities in order to identify events that may cause us to reconsider our most recent assumptions. Such events could include negotiations with a prospective customer for the utilization of an idle facility at terms significantly less favorable than used in our most recent impairment analysis, or changes in legislation surrounding a particular facility that could impact our ability to house certain types of inmates at such facility, or a demolition or substantial renovation of a facility. Further, a substantial increase in the number of available beds at other facilities we own could lead to a deterioration in market conditions and cash flows that we might be able to obtain under a new management contract at our idle facilities. We have historically secured contracts with customers at existing facilities that were already operational, allowing us to move the existing population to other idle facilities. Although they are not frequently received, an unsolicited offer to purchase any of our idle facilities, or facilities under construction such as the Trousdale project, at amounts that are less than the carrying value could also cause us to reconsider the assumptions used in our most recent impairment analysis. However, we can provide no assurance that we will be able to secure agreements to utilize our idle facilities, or that we will not incur impairment charges in the future.

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

Goodwill impairments. As of June 30, 2013, we had $11.2 million of goodwill related to certain of our managed-only facilities and at a facility we do not own but control through a lease. We evaluate the carrying value of goodwill during the fourth quarter of each year, in connection with our annual budgeting process, and whenever circumstances indicate the carrying value of goodwill may not be recoverable. Such circumstances primarily include, but are not limited to, the termination of a management contract or a significant decrease in inmate populations within a reporting unit.

During the second quarter of 2013, we received notification that we were not selected for the continued management of the 1,000-bed Wilkinson County Correctional Facility at the end of the contract on June 30, 2013. As a result of this managed-only contract termination, we recorded a goodwill impairment of $0.8 million in June 2013 resulting from this contract termination.

In September 2011, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2011-08 that gives companies the option to perform a qualitative assessment that may allow them to skip the annual two-step impairment test. Under the amendments in ASU 2011-08, a company has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. If the two-step impairment test is required, we determine the fair value of a reporting unit using a collaboration of various common valuation techniques, including market multiples and discounted cash flows. We evaluated our goodwill for impairment in the fourth quarter of 2012 by using the qualitative factors described in ASU 2011-08 and concluded that it was not more likely than not that the fair value of our reporting units was less than the carrying amounts thus allowing us to forego the two-step impairment test. We do not expect our estimates or assumptions used in this analysis to change in the near term such that they would trigger an impairment of goodwill, except for notification of a contract termination or non-renewal of a contract by a customer at a facility with goodwill, like we experienced during the second quarter of 2013 at our Wilkinson facility. Each of these techniques requires considerable judgment and estimations which could change in the future.

Income taxes. Deferred income taxes reflect the available net operating losses and tax credit carryforwards and the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. As a result of our election to be taxed as a REIT effective January 1, 2013, during the first quarter of 2013 we recorded a net tax benefit of $137.7 million for the revaluation of certain deferred tax assets and liabilities and other income taxes associated with the REIT conversion based on the revised estimated annual effective tax rate as a REIT. Realization of the future tax benefits related to deferred tax assets is dependent on many factors, including our past earnings history, expected future earnings, the character and jurisdiction of such earnings, unsettled circumstances that, if unfavorably resolved, would adversely affect utilization of our deferred tax assets, carryback and carryforward periods, and tax planning strategies that could potentially enhance the likelihood of realization of a deferred tax asset.

Self-funded insurance reserves. As of June 30, 2013, we had $34.3 million in accrued liabilities for employee health, workers’ compensation, and automobile insurance claims. We are significantly self-insured for employee health, workers’ compensation, and automobile liability insurance claims. As such, our insurance expense is largely dependent on claims experience and our ability to control our claims. We have consistently accrued the estimated liability for employee health insurance claims based on our history of claims experience and the time lag between the incident date and the date we pay the claims. We have accrued the estimated liability for workers’ compensation claims based on an actuarial valuation of the outstanding liabilities, discounted to the net present value of the outstanding liabilities, using a combination of actuarial methods used to project ultimate losses, and our automobile insurance claims based on estimated development factors on claims incurred. The liability for employee health, workers’ compensation, and automobile insurance includes estimates for both claims incurred and for claims incurred but not reported. These estimates could change in the future. It is possible that future cash flows and results of operations could be materially affected by changes in our assumptions, new developments, or by the effectiveness of our strategies.

Legal reserves. As of June 30, 2013, we had $7.8 million in accrued liabilities related to certain legal proceedings in which we are involved. We have accrued our best estimate of the probable costs for the resolution of these claims based on a range of potential outcomes. In addition, we are subject to current and potential future legal proceedings for which little or no accrual has been reflected because our current assessment of the potential exposure is nominal. These estimates have been developed in consultation with our General Counsel’s office and, as appropriate, outside counsel handling these matters, and are based upon an analysis of potential results, assuming a combination of litigation and settlement strategies. It is possible that future cash flows and results of operations could be materially affected by changes in our assumptions, new developments, or by the effectiveness of our strategies.

RESULTS OF OPERATIONS

Our results of operations are impacted by the number of facilities we owned and managed, the number of facilities we managed but did not own, the number of facilities we leased to other operators, and the facilities we owned that were not in operation. The following table sets forth the changes in the number of facilities operated for the periods presented:

	Effective Date	Owned and Managed	Managed Only	Leased	Total
Facilities as of December 31, 2011		46	21	2	69
Termination of the management contract for the Delta Correctional Facility	January 2012	—	(1)	—	(1)
Activation of the Jenkins Correctional Center	March 2012	1	—	—	1

Facilities as of December 31, 2012		47	20	2	69

Reclassification of Elizabeth Detention Center as owned and managed from managed only	January 2013	1	(1)	—	—
Reclassification of North Georgia Detention Center as owned and managed from managed only	January 2013	1	(1)	—	—

Facilities as of June 30, 2013		49	18	2	69

Three and Six Months Ended June 30, 2013 Compared to the Three and Six Months Ended June 30, 2012

Net income was $20.4 million, or $0.19 per diluted share, for the three months ended June 30, 2013, compared with net income of $37.3 million, or $0.37 per diluted share, for the three months ended June 30, 2012. During the six months ended June 30, 2013, we generated net income of $201.5 million, or $1.91 per diluted share, compared with net income of $69.0 million, or $0.69 per diluted share, for the six months ended June 30, 2012.

Net income was negatively impacted during the three and six months ended June 30, 2013 due to several non-routine items including $34.7 million, net of taxes, or $0.32 per diluted share during the three-month period, and $42.4 million, net of taxes, or $0.40 per diluted share during the six-month period, for expenses associated with debt refinancing transactions and expenses associated with the REIT conversion, as further described hereafter. Net income was also negatively impacted during both the three and six months ended June 30, 2013 by $1.9 million, net of taxes, or $0.02 per diluted share, associated with asset impairments at the managed-only Wilkinson County Correctional Facility due to the contract termination. Net income was favorably impacted during the first six months of 2013 by the income tax benefit of $137.7 million recorded during the first quarter of 2013, or $1.31 per diluted share, due to the revaluation of certain deferred tax assets and liabilities and other income taxes associated with the REIT conversion effective January 1, 2013. In addition, results for the three and six months ended June 30, 2013 were favorably impacted by a tax benefit of $4.9 million, or $0.05 per share due to certain tax strategies implemented during the second quarter of 2013 that resulted in a further reduction in income taxes. The income tax benefit during the second quarter of 2013 was offset by our decision to provide bonuses totaling $5.0 million, or $0.05 per share before taxes to non-management staff in lieu of merit increases in 2013. We have monitored our compensation levels very closely and believe these adjustments to our compensation strategy were necessary to help ensure the long-term success of our business.

Net income was negatively impacted during the three and six months ended June 30, 2012 due to several non-routine items, including the activation of our newly constructed 1,124-bed Jenkins Correctional Center in March 2012 and the ramp-up of Puerto Rico inmates at our 1,692-bed Cimarron Correctional Facility resulting in a combined operating loss of $6.8 million ($1.9 million for the second quarter of 2012), or $0.04 per diluted share after taxes ($0.01 per diluted share after taxes for the second quarter of 2012), as a result of the start-up costs incurred to prepare the facilities to begin receiving inmates during the first six months of 2012. Net income during the six months ended June 30, 2012 was also negatively impacted by charges of $1.5 million, net of taxes, or $0.02 per diluted share, associated with debt refinancing transactions completed during the six months ended June 30, 2012 combined with expenses associated with the REIT conversion, as further described hereafter.

Facility Operations

A key performance indicator we use to measure the revenue and expenses associated with the operation of the facilities we own or manage is expressed in terms of a compensated man-day, which represents the revenue we generate and expenses we incur for one inmate for one calendar day. Revenue and expenses per compensated man-day are computed by dividing facility revenue and expenses by the total number of compensated man-days during the period. A compensated man-day represents a calendar day for which we are paid for the occupancy of an inmate. We believe the measurement is useful because we are compensated for operating and managing facilities at an inmate per-diem rate based upon actual or minimum guaranteed occupancy levels. We also measure our ability to contain costs on a per-compensated man-day basis, which is largely dependent upon the number of inmates we accommodate. Further, per compensated man-day measurements are also used to estimate our potential profitability based on certain occupancy levels relative to design capacity. Revenue and expenses per compensated man-day for all of the facilities placed into service that we owned or managed, exclusive of those discontinued (see further discussion below regarding discontinued operations), were as follows for the three and six months ended June 30, 2013 and 2012:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
Revenue per compensated man-day	$59.44	$59.22	$59.43	$59.14
Operating expenses per compensated man-day:
Fixed expense	32.61	31.61	32.52	31.90
Variable expense	9.92	10.26	9.96	10.16

Total	42.53	41.87	42.48	42.06

Operating income per compensated man-day	$16.91	$17.35	$16.95	$17.08

Operating margin	28.4%	29.3%	28.5%	28.9%

Average compensated occupancy	86.5%	89.0%	86.2%	88.8%

Average available beds	92,497	92,043	92,497	91,574

Average compensated population	80,037	81,913	79,729	81,347

Revenue

Average daily compensated population for the quarter ended June 30, 2013 decreased 1,876 from 81,913 in the second quarter of 2012 to 80,037 in the second quarter of 2013, while average daily compensated population for the six months ended June 30, 2013 decreased 1,618 from the comparable period in 2012. We have experienced recent declines in populations from the United States Marshals Service (“USMS”) across several of our facilities primarily in the southwest part of the United States resulting in the decline in average compensated population. We housed approximately 9,300 USMS offenders as of June 30, 2013 compared with approximately 11,400 USMS offenders as of June 30, 2012. Additionally, the decline in average compensated occupancy resulted from the idling of the Otter Creek Correctional Center in the third quarter of 2012 after the state of Kentucky elected to transfer inmates held at our Otter Creek facility to another facility owned by the state of Kentucky. Further, a decline in inmate populations from the state of Texas at our Mineral Wells Pre-Parole Transfer Facility contributed to the reduction in compensated population as the state of Texas began ramping down populations at this facility in advance of the anticipated contract termination in August 2013. These declines were partially offset by the activation of our Jenkins Correctional Center in March 2012.

Our total revenue decreased by $8.9 million, or 2.0%, during the second quarter of 2013 compared with the same period in the prior year resulting primarily from a decrease in revenue of approximately $10.1 million caused by a decrease in the average daily compensated population during the second quarter of 2013. Partially offsetting the decrease in revenue was a slight increase of 0.4% in the average revenue per compensated man-day.

Business from our federal customers, including primarily the Federal Bureau of Prisons (“BOP”), the USMS, and U.S. Immigration and Customs Enforcement (“ICE”), continues to be a significant component of our business. Our federal customers generated approximately 43% of our total revenue for the three months ended June 30, 2013 and 43% for the same period in 2012, but decreasing $4.3 million, from $192.0 million during the three months ended June 30, 2012 to $187.7 million during the three months ended June 30, 2013. Federal revenues decreased $15.5 million, or 4.1%, from $381.4 million for the six months ended June 30, 2012 to $365.8 million for the six months ended June 30, 2013.

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

Operating Expenses

Operating expenses totaled $314.3 million and $316.6 million for the three months ended June 30, 2013 and 2012, respectively, while operating expenses for the six months ended June 30, 2013 and 2012 totaled $621.8 million and $632.1 million, respectively.

Fixed expenses per compensated man-day increased to $32.61 during the three months ended June 30, 2013 from $31.61 during the three months ended June 30, 2012 primarily as a result of an increase in salaries and benefits per compensated man-day of $0.94. Fixed expenses per compensated man-day increased to $32.52 during the six months ended June 30, 2013 from $31.90 during the six months ended June 30, 2012 as a result of an increase in salaries and benefits per compensated man-day of $0.53. We provided wage increases in the third quarters of 2011 and 2012 to the majority of our employees, which has resulted in an increase in operating expenses per compensated man-day. We did not provide wage increases to the majority of our employees in 2013. However, in lieu of a wage increase we elected to pay approximately $5.0 million in bonuses to non-management level staff. We continually monitor compensation levels very closely along with overall economic conditions and will set wage levels necessary to help ensure the long-term success of our business. Salaries and benefits represent the most significant component of fixed operating expenses and represented approximately 65% of total operating expenses during both 2012 and for the first six months of 2013.

Notwithstanding the impact of the wage increases and bonuses to non-management level employees described above, total salaries and benefits decreased $2.5 million during the first six months of 2013 compared with the same period in 2012, most notably as a result of the idling of the Otter Creek Correctional Center during the third quarter of 2012 as well as the reduction in staffing at our North Fork Correctional Facility resulting from the reduction in state of California inmates being housed at this facility. Salaries and benefits decreased $2.5 million and $5.7 million at these facilities during the three and six months ended June 30, 2013.

Variable expenses decreased during the three and six months ended June 30, 2013 from the same periods in the prior year primarily due to a successful resolution associated with certain litigation matters.

Facility Management Contracts

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

The Florida Department of Management Services issued a competitive procurement for three facilities owned by the state of Florida that we currently manage under contracts that were originally scheduled to expire in the third quarter of 2013. We have received extensions on all three of these contracts until January 31, 2014. The state of Idaho also announced in June 2013 that it was electing to not exercise option periods available upon expiration of the base contract on June 30, 2014 to manage the state-owned Idaho Correctional Center. The state of Idaho expects to issue a competitive procurement for the Idaho Correctional Center prior to the expiration of the contract. We are awaiting the details of the Request for Proposal to assess our ability to competitively bid for the continued management of this facility. In the event we ultimately cease to operate the Idaho facility, we will incur a goodwill impairment charge of $1.0 million. We can provide no assurance that we will be successful in maintaining the contracts to manage these facilities. We do not believe the loss of any of these contracts would have a material impact on our results of operations.

We generated operating income, net of depreciation and amortization, of $0.8 million and $1.5 million in the aggregate at these four facilities during the three months ended June 30, 2013 and 2012, respectively. We generated operating income, net of depreciation and amortization, of $1.8 million and $2.0 million in the aggregate at these four facilities during the six months ended June 30, 2013 and 2012, respectively.

Based on information available at this filing, notwithstanding the contracts at facilities described above, and pending contract terminations described hereafter, we believe we will renew all other contracts that have expired or are scheduled to expire within the next twelve months. We believe our renewal rate on existing contracts remains high as a result of a variety of reasons including, but not limited to, the constrained supply of available beds within the U.S. correctional system, our ownership of the majority of the beds we operate, and the quality of our operations.

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
Owned and Managed Facilities:
Revenue per compensated man-day	$67.95	$67.60	$68.05	$67.62
Operating expenses per compensated man-day:
Fixed expense	35.59	34.21	35.40	34.52
Variable expense	10.14	10.78	10.35	10.63

Total	45.73	44.99	45.75	45.15

Operating income per compensated man-day	$22.22	$22.61	$22.30	$22.47

Operating margin	32.7%	33.4%	32.8%	33.2%

Average compensated occupancy	82.9%	86.2%	82.4%	86.0%

Average available beds	67,975	67,521	67,975	67,052

Average compensated population	56,377	58,189	56,028	57,668

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
Managed Only Facilities:
Revenue per compensated man-day	$39.15	$38.67	$39.07	$38.49
Operating expenses per compensated man-day:
Fixed expense	25.49	25.24	25.71	25.55
Variable expense	9.38	8.96	9.05	9.01

Total	34.87	34.20	34.76	34.56

Operating income per compensated man-day	$4.28	$4.47	$4.31	$3.93

Operating margin	10.9%	11.6%	11.0%	10.2%

Average compensated occupancy	96.5%	96.7%	96.7%	96.6%

Average available beds	24,522	24,522	24,522	24,522

Average compensated population	23,660	23,724	23,701	23,679

Owned and Managed Facilities

Facility net operating income, or the operating income or loss from operations before interest, taxes, asset impairments, depreciation and amortization, at our owned and managed facilities decreased by $5.8 million, from $119.7 million during the second quarter of 2012 to $114.0 million during the second quarter of 2013, a decrease of 4.8%. Facility net operating income at our owned and managed facilities decreased $9.6 million, from $235.8 million during the six months ended June 30, 2012 to $226.2 million during the six months ended June 30, 2013, a decrease of 4.1%. The decrease in facility net operating income at our owned and managed facilities during 2013 is largely the result of the aforementioned wage increases provided to the majority of our employees in July 2011 and 2012 and the bonuses for non-management level employees during 2013, as well as reductions in margins associated with declines in USMS populations at certain facilities.

In July 2013, we extended our agreement with the State of California Department of Corrections and Rehabilitation (the “CDCR”) to continue to house inmates at the four facilities we currently operate for them in Arizona, Oklahoma, and Mississippi. The extension, which runs through June 30, 2016, also allows CDCR to transition California inmates currently housed at our 1,596-bed Red Rock Correctional Center to other CCA facilities upon mutual agreement. We are working with California to develop a transition plan to remove all of its inmates from our Red Rock Correctional Center before the end of the year, in order to make room for inmates under our new contract with the state of Arizona, which is effective January 1, 2014. While the transition plan may result in the loss of some or all of the inmates currently housed at the Red Rock facility, the transition plan could include retention and transfer of inmates to other CCA facilities.

In May 2011, the U.S. Supreme Court upheld a lower court ruling requiring California to reduce its inmate population to 137.5% of its then current capacity, or to 110,000 inmates. As of June 30, 2013, the adult inmate population held in state of California institutions totaled approximately 119,000 inmates, which did not include the California inmates held in our out-of-state facilities.

In an effort to meet the Federal court ruling, the fiscal year 2012 budget of the state of California called for a significant reallocation of responsibilities from state government to local jurisdictions, including housing certain lower level inmates that were the responsibility of the State. This realignment plan commenced on October 1, 2011 and has resulted in a reduction in state inmate populations of approximately 25,000 as of June 30, 2013.

As realignment has progressed, the state of California released a new five-year plan (the “Blueprint”) for their projected population and capacity needs, which envisioned recalling the inmates held in our facilities over the next several years resulting in an end to our agreement by June 2016. The Blueprint included many proposed modifications, including but not limited to, a continued decline in the State’s prison population through implementation of the realignment plan, an increase in the maximum occupancy of the California correctional system required by the U.S. Supreme Court from 137.5% to 145%, along with new in-state construction.

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

Subsequent to the motion to vacate the population reduction order being denied, the State submitted a plan to the Court to achieve 137.5% of design capacity by the December 31, 2013 timeframe required by the Judges. That plan included a number of measures to achieve compliance, including slowing down the return of inmates we house for CDCR out of state. The state’s budget for fiscal year 2014, which was recently passed by the legislature and signed by the Governor, assumes an average daily population housed out of state of approximately 5,000 inmates, in line with the aforementioned Blueprint. Despite submitting an alternative plan to comply with the court order, the state is appealing the court’s decision to the U.S. Supreme Court. In the process of appealing the most recent prisoner release order, the state has sought to have the order stayed by both the three judge panel and the US Supreme Court. Both courts have now denied this request.

The three judge panel, in response to the State’s alternative plan, issued an order on June 20, 2013, that among other things, waived all applicable state laws to allow the state to meet the population reduction requirement by December 31, 2013. The waiving of state laws would allow the state to involuntarily transport inmates out of state without a need for an executive order. The state also recently released draft legislation seeking $150 million in fiscal year 2014 to slow the return of inmates from out of state as well as lease prison space in state in order to meet the population cap should the U.S. Supreme Court not stay the three judge panel’s decision.

It is unclear at this time what the resolution of the State’s appeal of the three judge panel’s ruling will be and therefore the impact on the long-term utilization by the CDCR of our out-of-state beds. The return of the California inmates to the state of California would have a significant adverse impact on our financial position, results of operations, and cash flows. We housed approximately 9,000 inmates from the state of California as of June 30, 2013, compared with approximately 9,200 California inmates as of June 30, 2012. Approximately 11% and 13% of our total revenue for the quarters ended June 30, 2013 and June 30, 2012, respectively, was generated from the CDCR.

During the second quarter of 2013, we announced that the Texas Department of Criminal Justice (“TDCJ”) elected not to renew its contract for our owned and operated 2,103-bed Mineral Wells Pre-Parole Transfer Facility due to a legislative budget reduction. As a result, upon expiration of the contract in August 2013, we will cease operations and idle the Mineral Wells facility. Further, the Kentucky Department of Corrections (“KDOC”) provided us notice during the second quarter of 2013 that it was not going to award a contract under the RFP that would have allowed for the KDOC’s continued use of our owned and operated 826-bed Marion Adjustment Center. We expect to idle the Marion Adjustment Center following the transfer of the populations by the end of September 2013 but will continue to market the facility to other customers. These two facilities generated a combined net operating loss, net of depreciation and amortization, of $1.0 million and $0.6 million for the three and six months ended June 30, 2013, compared with a net operating income of $1.5 million and $2.7 million for the three and six months ended June 30, 2012.

Managed-Only Facilities

Facility net operating income at our managed-only facilities decreased $0.4 million, from $9.6 million during the second quarter of 2012 to $9.2 million during the second quarter of 2013, and increased $1.5 million, from $17.0 million during the six months ended June 30, 2012 to $18.5 million during the six months ended June 30, 2013.

Revenue per compensated man-day increased to $39.15 from $38.67, or 1.2%, for the three months ended June 30, 2013 compared with the same period in the prior year, and to $39.07 from $38.49, or 1.5%, for the six months ended June 30, 2013 compared with the same period in the prior year.

Operating expenses per compensated man-day increased to $34.87 during the three months ended June 30, 2013 compared with $34.20 during the same period in the prior year largely due to increased operating expenses per compensated man-day at our Wilkinson County Correctional Facility as additional staff were necessary to assist in the transition to a new operator. Operating expenses per compensated man-day increased to $34.76 during the six months ended June 30, 2013 compared with $34.56 during the same period in the prior year.

During the second quarter of 2013, we announced that the TDCJ elected not to renew its contract for the 2,216-bed managed-only Dawson State Jail due to a legislative budget reduction. As a result, upon expiration of the contract in August 2013, we will cease operations of the Dawson State Jail. During the second quarter of 2013, we also received notification that we were not selected for the continued management of the 1,000-bed Wilkinson County Correctional Facility at the end of the contract on June 30, 2013. As a result of this managed-only contract termination, we recorded asset impairments of $2.6 million during the second quarter of 2013 consisting of a goodwill impairment charge of $0.8 million and $1.8 million for other assets.

Commencing in the third quarter of 2013, we will present the assets and liabilities and results of operations of these two facilities as discontinued operations. During the three and six months ended June 30, 2013, these two facilities combined for a net operating loss, net of depreciation and amortization, and impairment charges, of $4.4 million and $4.9 million, respectively, compared with an operating loss of $0.2 million for both the three and six months ended June 30, 2012.

During both the three and six months ended June 30, 2013, managed-only facilities generated 7.5% of our total facility net operating income compared with 7.4% and 6.7% during the three and six months ended June 30, 2012, respectively.

The managed-only business is attractive because it requires little or no upfront investment and relatively modest ongoing capital expenditures. However, we expect the managed-only business to remain competitive, and we will only pursue such opportunities in the managed-only segment where we are sufficiently compensated for the risk associated with this competitive business. Further, we may terminate existing contracts from time to time when we are unable to achieve per diem increases that offset increasing expenses.

General and administrative expense

For the three months ended June 30, 2013 and 2012, general and administrative expenses totaled $25.4 million and $23.1 million, respectively, while general and administrative expenses totaled $56.7 million and $44.9 million, respectively, during the six months ended June 30, 2013 and 2012.

General and administrative expenses during the three and six months ended June 30, 2013 included professional fees and expenses of $1.8 million and $9.8 million, respectively, associated with the conversion of our corporate structure to a REIT effective January 1, 2013, compared with $0.5 million and $0.6 million during the three and six months ended June 30, 2012.

Interest expense, net

Interest expense is reported net of interest income and capitalized interest for the three and six months ended June 30, 2013 and 2012. Gross interest expense, net of capitalized interest, was $12.6 million and $15.4 million, respectively, for the three months ended June 30, 2013 and 2012 and was $25.5 million and $32.7 million, respectively, for the six months ended June 30, 2013 and 2012. Gross interest expense is based on outstanding borrowings under our revolving credit facility, our outstanding senior notes, as well as the amortization of loan costs and unused facility fees. We have benefited from relatively low interest rates on our revolving credit facility, which is largely based on the London Interbank Offered Rate (LIBOR). It is possible that LIBOR could increase in the future. Currently, the interest rate on our revolving credit facility, which was amended and extended in March 2013 bears interest at a LIBOR plus a margin of 1.50%.

Our interest expense was lower in the three- and six-month periods in 2013 compared to the same periods in 2012 as we redeemed during 2012 all of the $375.0 million of our 6.25% senior unsecured notes and all of our $150.0 million 6.75% senior unsecured notes with the expanded capacity under our revolving credit facility and cash on hand. As a result of these redemptions, we reduced our weighted average interest rate. During the second quarter of 2013 we completed several refinancing transactions as further described hereafter, which has resulted in a further reduction to our interest expense.

Gross interest income was $0.6 million for both the three months ended June 30, 2013 and 2012, respectively. Gross interest income was $1.0 million and $1.1 million for the six months ended June 30, 2013 and 2012, respectively. Gross interest income is earned on a direct financing lease, notes receivable, investments, and cash and cash equivalents.

Expenses associated with debt refinancing transactions

During the three and six months ended June 30, 2013, we reported charges of $36.3 million and $36.5 million for third-party fees and expenses associated with the tender offer and redemption for all of our outstanding 7.75% senior unsecured notes consisting of the write-off of loan costs and the unamortized discount on the 7.75% senior unsecured notes, the tender fees and expenses associated with the purchase, and the redemption premium to be paid on the 7.75% senior unsecured notes. These refinancing transactions are further described under “Liquidity and Capital Resources” hereafter.

During the six months ended June 30, 2012, we reported charges of $1.8 million in connection with debt refinancing transactions, consisting of $1.4 million for the write-off of loan costs associated with both the amended revolving credit facility and the various redemptions of senior unsecured notes during the first half of 2012, and $0.4 million of fees paid in connection with the tender offer for our 6.25% senior unsecured notes in the first quarter of 2012.

Income tax expense

We incurred an income tax benefit of $5.0 million and $139.7 million for the three and six months ended June 30, 2013, respectively, compared with an income tax expense of $22.5 million and $41.6 million for the three and six months ended June 30, 2012, respectively. The income tax benefit during the six months ended June 30, 2013 is due primarily to the $137.7 million net tax benefit recorded in the first quarter resulting from the revaluation of certain deferred tax assets and liabilities associated with the REIT conversion effective January 1, 2013. Our effective tax rate was approximately 6.6%, excluding the aforementioned net tax benefit and the income tax impact of certain other items, and 37.5% during the six months ended June 30, 2013 and 2012, respectively. Our effective tax rate is significantly lower in 2013 as a result of our election to be taxed as a REIT effective January 1, 2013. As a REIT, we will be entitled to a deduction for dividends paid, resulting in a substantial reduction in the amount of federal income tax expense we recognize. Substantially all of our income tax expense will be incurred based on the earnings generated by our TRSs. Our overall effective tax rate is estimated based on our current projection of taxable income primarily generated in our TRSs. The effective tax rate could fluctuate in the future based on changes in these estimates, the implementation of additional tax planning strategies, changes in federal or state tax rates or laws affecting tax credits available to us, changes in other tax laws, changes in estimates related to uncertain tax positions, or changes in state apportionment factors, as well as changes in the valuation allowance applied to our deferred tax assets that are based primarily on the amount of state net operating losses and tax credits that could expire unused.

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

We will also consider opportunities for growth, including potential acquisitions of businesses within our line of business and those that provide complementary services, provided we believe such opportunities will broaden our market share and/or increase the services we can provide to our customers. On July 31, 2013, we closed on the acquisition of Correctional Alternatives, Inc. (“CAI”) a privately held community corrections company for an all cash purchase price of approximately $36 million, excluding transaction related expenses. Founded in 1987, CAI provides cost-effective solutions for housing and rehabilitation through community corrections and reentry services. CAI operates two facilities concentrating on community corrections and specializing in work furloughs, residential reentry programs and home confinement for San Diego County and BOP residents. CAI owns a 120-bed facility and controls a 483-bed facility through a long-term lease.

To qualify and be taxed as a REIT, we will generally be required to annually distribute to our stockholders an amount equal to at least 90% of our REIT taxable income (determined without regard to the dividends paid deduction and excluding net capital gains). Our REIT taxable income typically will not include income earned by our TRSs except to the extent the TRSs pay dividends to the REIT. Prior to the REIT conversion, we operated as a C corporation. A REIT is not permitted to retain earnings and profits accumulated during the years it was taxed as a C corporation, and must make one or more distributions to stockholders that equal or exceed those accumulated amounts. On April 8, 2013, our Board of Directors declared a special dividend to stockholders of $675.0 million, or approximately $6.66 per share of common stock, in satisfaction of the requirements to distribute our previously undistributed accumulated earnings and profits attributable to tax periods ending prior to January 1, 2013. We paid the special dividend on May 20, 2013 to stockholders of record as of April 19, 2013. The special dividend was composed of cash and shares of our common stock, at each stockholder’s election, subject to a cap on the total amount of cash equal to 20% of the aggregate amount of the special dividend, or $135.0 million. The balance of the special dividend was paid in the form of 13.9 million shares of our common stock, which was based on the average closing price per share of our common stock on the New York Stock Exchange on the three trading days immediately following the election deadline on May 9, 2013.

To help ensure that we meet the REIT distribution requirements as described above, our Board of Directors declared in February 2013 a quarterly dividend of $0.53 per share for the first quarter of 2013 amounting to $53.8 million paid on April 15, 2013. In May 2013 the Board of Directors declared a quarterly dividend of $0.48 per share for the second quarter of 2013 amounting to $55.6 million paid on July 15, 2013. The aggregate dollars that were distributed with the July 15, 2013 dividend are consistent with the April 15 dividend payment. However, the July 15, 2013 per share amount is lower due to the increase in shares outstanding resulting from the special dividend. The amount, timing and frequency of future distributions will be at the sole discretion of our Board of Directors and will be declared based upon various factors, many of which are beyond our control, including our financial condition and operating cash flows, the amount required to maintain qualification and taxation as a REIT and reduce any income and excise taxes that we otherwise would be required to pay, limitations on distributions in our existing and future debt instruments, our ability to utilize net operating losses (“NOLs”) to offset, in whole or in part, our REIT distribution requirements, limitations on our ability to fund distributions using cash generated through our TRSs and other factors that our Board of Directors may deem relevant.

As of June 30, 2013, our liquidity was provided by cash on hand of $37.9 million, and $399.8 million available under our $900.0 million revolving credit facility. During the six months ended June 30, 2013 and 2012, we generated $182.9 million and $130.0 million, respectively, in cash through operating activities, and as of June 30, 2013, we had net working capital of $77.0 million. We currently expect to be able to meet our cash expenditure requirements for the next year utilizing these resources. None of our outstanding debt requires scheduled principal repayments, and we have no debt maturities until December 2017.

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

Debt and refinancing transactions

During March 2013, we amended our $785.0 million revolving credit facility to, among other things, increase the commitment size from $785.0 million to $900.0 million, to extend the maturity by one-year to December 2017, and to provide flexibility to operate as a REIT. Interest on the $900.0 million revolving credit facility is based on either a base rate plus a varying margin ranging from 0.25% to 1.00% or a LIBOR plus a varying margin of 1.25% to 2.00% based on our leverage ratio.

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

We incurred $36.3 million and $36.5 million during the three and six months ended June 30, 2013 of expenses associated with debt refinancing transactions consisting of the write-off of loan costs and the unamortized discount on the 7.75% unsecured senior notes, the tender fees and expenses associated with the tender offer and the redemption premium paid on the 7.75% unsecured senior notes.

We used a portion of the net proceeds from the offering of the New Notes to pay for the tender offer and redemption of the remaining 7.75% unsecured senior notes outstanding on June 1, 2013. We also used the net proceeds from the sale of the New Notes to fund the payment in cash of $135.0 million representing 20% of our required distribution of C-corporation accumulated earnings and profits in connection with our REIT conversion, to pay other REIT conversion costs, and for general corporate purposes.

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

Facility development and capital expenditures

In order to retain federal inmate populations we currently manage in the San Diego Correctional Facility, we are constructing a new facility at a site in San Diego. The existing San Diego Correctional Facility is subject to a ground lease with the County of San Diego. Under the provisions of the lease, the facility is divided into three different properties whereby, pursuant to an amendment to the ground lease executed in January 2010, ownership of the entire facility reverts to the County upon expiration of the lease on December 31, 2015. As of June 30, 2013, we have invested approximately $49.9 million to acquire property, conduct environmental studies, obtain building permits, and complete various other design activities. We have developed plans to build a detention facility and a construction timeline that coincides with the expiration of the ground lease. We currently estimate the total construction cost, inclusive of land and site development costs already incurred, will range from approximately $170.0 million to $175.0 million. We plan to offer this new facility to house the existing federal inmate populations at the San Diego Correctional Facility.

In September 2012, as previously described herein we announced that we received an award from the Arizona Department of Corrections to house up to 1,000 medium-security inmates at our Red Rock Correctional Center in Arizona. The new management contract provides an occupancy guarantee of 90% of the contracted beds, which is expected to be implemented in two phases. We expect we will begin receiving approximately 500 inmates from Arizona beginning in January 2014 and an additional 500 inmates in 2015. In order to prepare the Red Rock facility to house Arizona inmates under this contract, we expect to incur approximately $20.5 million in capital improvements to make certain physical plant modifications and expect these improvements to be complete by the end of 2013.

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

Operating Activities

Our net cash provided by operating activities for the six months ended June 30, 2013 was $182.9 million, compared with $130.0 million for the same period in the prior year. Cash provided by operating activities represents the year to date net income plus depreciation and amortization, changes in various components of working capital, and various non-cash charges, including primarily deferred income taxes. The increase in cash provided by operating activities for the six months ended June 30, 2013 was primarily due to the increase in net income after adjusting for the non-cash write-off of certain deferred tax assets and liabilities resulting from the REIT conversion, adjusting for certain non-cash charges, and favorable fluctuations in working capital balances during the first six months of 2013 when compared to the same period in 2012.

Investing Activities

Our cash flow used in investing activities was $28.7 million for the six months ended June 30, 2013 and was primarily attributable to capital expenditures during the six-month period of $26.9 million, including expenditures for facility development and expansions of $10.8 million primarily related to the aforementioned facility development and expansion projects. Our cash flow used in investing activities was $43.4 million for the six months ended June 30, 2012 and was primarily attributable to capital expenditures during the six-month period of $42.4 million, including expenditures for facility development and expansions of $16.8 million.

Financing Activities

Cash flow used in financing activities was $179.1 million for the six months ended June 30, 2013 and was primarily attributable to dividend payments of $188.6 million. Additionally, cash flow used in financing activities included $5.5 million for the purchase and retirement of common stock that was issued in connection with equity-based compensation. Cash flow used in financing activities also included $37.2 million for the payment of debt issuance and other refinancing costs. These payments were partially offset by $30.0 million of net proceeds from issuance of debt as well as the cash flows associated with exercising stock options, including the related income tax benefit of equity compensation, totaling $22.1 million.

Cash flow used in financing activities was $79.4 million for the six months ended June 30, 2012 and was primarily attributable to $55.0 million of net principal payments of debt outstanding and $6.3 million for payments of debt issuance and other refinancing costs associated with refinancing transactions completed in January 2012. Additionally, cash flow used in financing activities included $19.9 million of dividends paid in the second quarter of 2012, and $2.5 million for the purchase and retirement of common stock that was issued in connection with equity-based compensation. These payments were partially offset by the cash flows associated with exercising stock options, including the related income tax benefit of equity compensation, totaling $4.4 million.

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

Our reconciliation of net income to FFO and Normalized FFO for the three and six months ended June 30, 2013 and 2012 is as follows (in thousands):

	For the Three Months Ended June 30,
	2013	2012
FUNDS FROM OPERATIONS:
Net income	$20,429	$37,334
Depreciation of real estate assets	20,114	19,646

Funds From Operations	40,543	56,980
Expenses associated with debt refinancing transactions, net	33,092	179
Expenses associated with REIT conversion, net	1,641	343
Asset impairments, net	1,911	—

Normalized Funds From Operations	$77,187	$57,502

	For the Six Months Ended June 30,
	2013	2012
FUNDS FROM OPERATIONS:
Net income	$201,521	$69,014
Depreciation of real estate assets	39,861	38,989

Funds From Operations	241,382	108,003
Expenses associated with debt refinancing transactions, net	33,299	1,144
Expenses associated with REIT conversion, net	9,118	376
Asset impairments, net	1,911	—
Income tax benefit for reversal of deferred taxes due to REIT conversion	(137,686)	—

Normalized Funds From Operations	$148,024	$109,523

Contractual Obligations

The following schedule summarizes our contractual cash obligations by the indicated period as of June 30, 2013 (in thousands):

	Payments Due By Year Ended December 31,
	2013 (remainder)	2014	2015	2016	2017	Thereafter	Total
Long-term debt	$—	$—	$—	$—	$475,000	$675,000	$1,150,000
Interest on senior notes	15,899	29,594	29,594	29,594	29,594	122,546	256,821
Contractual facility expansions	11,905	412	—	—	—	—	12,317
Operating leases	1,049	4,929	3,548	825	825	7,425	18,601

Total contractual cash obligations	$28,853	$34,935	$33,142	$30,419	$505,419	$804,971	$1,437,739

The cash obligations in the table above do not include future cash obligations for variable interest associated with our outstanding revolving credit facility as projections would be based on future outstanding balances as well as future variable interest rates, and we are unable to make reliable estimates of either. Further, the cash obligations in the table above also do not include future cash obligations for uncertain tax positions as we are unable to make reliable estimates of the timing of such payments, if any, to the taxing authorities. We had $25.2 million of letters of credit outstanding at June 30, 2013 primarily to support our requirement to repay fees and claims under our workers’ compensation plan in the event we do not repay the fees and claims due in accordance with the terms of the plan. The letters of credit are renewable annually. We did not have any draws under any outstanding letters of credit during the six months ended June 30, 2013 or 2012. The contractual facility expansions included in the table above represent expansion or development projects for which we have already entered into a contract with a customer that obligates us to complete the expansion or development project. Certain of our other ongoing construction projects are not currently under contract and thus are not included as a contractual obligation above as we may generally suspend or terminate such projects without substantial penalty.

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

Our primary market risk exposure is to changes in U.S. interest rates. We are exposed to market risk related to our revolving credit facility because the interest rate on our revolving credit facility is subject to fluctuations in the market. If the interest rate for our outstanding indebtedness under the revolving credit facility was 100 basis points higher or lower during the three and six months ended June 30, 2013, our interest expense, net of amounts capitalized, would have been increased or decreased by $1.1 million and $2.6 million, respectively.

As of June 30, 2013, we had outstanding $350.0 million of senior notes with a fixed interest rate of 4.625% and $325.0 million of senior notes with a fixed interest rate of 4.125%. Because the interest rates with respect to these instruments are fixed, a hypothetical 100 basis point increase or decrease in market interest rates would not have a material impact on our financial statements.

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

An evaluation was performed under the supervision and with the participation of our senior management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act as of the end of the period covered by this quarterly report. Based on that evaluation, our officers, including our Chief Executive Officer and Chief Financial Officer, concluded that as of the end of the period covered by this quarterly report our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and information required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. There have been no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Date: August 8, 2013
/s/ Damon T. Hininger

Damon T. Hininger
President and Chief Executive Officer

/s/ Todd J Mullenger

Todd J Mullenger
Executive Vice President, Chief Financial Officer, and Principal Accounting Officer