Form 10-Q
period 2013-09-30
CORRECTIONS CORP OF AMERICA
filed 2013-11-07
CIK 1070985

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: SEPTEMBER 30, 2013

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

Indicate the number of shares outstanding of each class of Common Stock as of November 1, 2013:

Shares of Common Stock, $0.01 par value per share: 115,848,428 shares outstanding.

CORRECTIONS CORPORATION OF AMERICA

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2013

PART I – FINANCIAL INFORMATION

ITEM 1. – FINANCIAL STATEMENTS.

CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED AND AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	September 30, 2013	December 31, 2012
ASSETS

Cash and cash equivalents	$70,094	$62,804
Accounts receivable, net of allowance of $1,112 and $2,410 respectively	220,037	247,084
Current deferred tax assets	5,174	8,022
Prepaid expenses and other current assets	27,434	26,383
Current assets of discontinued operations	541	6,449

Total current assets	323,280	350,742

Property and equipment, net	2,546,904	2,566,482

Restricted cash	5,835	5,022
Investment in direct financing lease	5,994	7,467
Goodwill	17,229	11,158
Non-current deferred tax assets	2,959	—
Other assets	65,956	30,701
Non-current assets of discontinued operations	25	3,170

Total assets	$2,968,182	$2,974,742

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accounts payable and accrued expenses	$228,296	$164,529
Income taxes payable	964	102
Current liabilities of discontinued operations	1,066	1,827

Total current liabilities	230,326	166,458

Long-term debt	1,185,000	1,111,545
Deferred tax liabilities	—	139,526
Other liabilities	45,908	35,593

Total liabilities	1,461,234	1,453,122

Commitments and contingencies

Preferred stock - $0.01 par value; 50,000 shares authorized; none issued and outstanding at September 30, 2013 and December 31, 2012, respectively	—	—
Common stock - $0.01 par value; 300,000 shares authorized; 115,831 and 100,105 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively	1,158	1,001
Additional paid-in capital	1,721,497	1,146,488
(Accumulated deficit) retained earnings	(215,707)	374,131

Total stockholders’ equity	1,506,948	1,521,620

Total liabilities and stockholders’ equity	$2,968,182	$2,974,742

The accompanying notes are an integral part of these consolidated financial statements.

CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED AND AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012

REVENUE:	$421,466	$435,727	$1,263,194	$1,295,980

EXPENSES:
Operating	301,489	305,591	903,712	920,065
General and administrative	23,570	22,015	80,162	66,950
Depreciation and amortization	28,151	28,388	83,203	84,656
Asset impairments	985	—	985	—

	354,195	355,994	1,068,062	1,071,671

OPERATING INCOME	67,271	79,733	195,132	224,309

OTHER (INCOME) EXPENSES:
Interest expense, net	10,378	13,722	34,856	45,341
Expenses associated with debt refinancing transactions	—	168	36,528	1,996
Other income	(184)	(422)	(120)	(370)

	10,194	13,468	71,264	46,967

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	57,077	66,265	123,868	177,342

Income tax benefit (expense)	(4,571)	(24,025)	133,253	(65,634)

INCOME FROM CONTINUING OPERATIONS	52,506	42,240	257,121	111,708

(Loss) income from discontinued operations, net of taxes	(663)	99	(3,757)	(355)

NET INCOME	$51,843	$42,339	$253,364	$111,353

BASIC EARNINGS PER SHARE:
Income from continuing operations	$0.46	$0.42	$2.38	$1.12
(Loss) income from discontinued operations, net of taxes	(0.01)	—	(0.03)	—

Net income	$0.45	$0.42	$2.35	$1.12

DILUTED EARNINGS PER SHARE:
Income from continuing operations	$0.45	$0.42	$2.35	$1.11
(Loss) income from discontinued operations, net of taxes	(0.01)	—	(0.03)	—

Net income	$0.44	$0.42	$2.32	$1.11

REGULAR DIVIDENDS DECLARED PER SHARE	$0.48	$0.20	$1.49	$0.40

SPECIAL DIVIDENDS DECLARED PER SHARE	$—	$—	$6.66	$—

The accompanying notes are an integral part of these consolidated financial statements.

CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED AND AMOUNTS IN THOUSANDS)

	For the Nine Months Ended September 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$253,364	$111,353
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	84,002	85,301
Expenses associated with debt refinancing transactions	36,528	1,996
Asset impairments	3,622	—
Amortization of debt issuance costs and other non-cash interest	2,740	3,280
Deferred income taxes	(146,881)	3,585
Income tax benefit of equity compensation	(40)	(2,291)
Non-cash equity compensation	9,695	9,116
Other expenses and non-cash items	1,608	662
Changes in assets and liabilities, net:
Accounts receivable, prepaid expenses and other assets	33,634	28,916
Accounts payable, accrued expenses and other liabilities	4,430	(20,161)
Income taxes payable	902	1,294

Net cash provided by operating activities	283,604	223,051

CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for facility development and expansions	(18,292)	(25,427)
Acquisition of businesses, net of cash acquired	(36,249)	—
Expenditures for other capital improvements	(27,482)	(35,738)
Proceeds from sale of assets	443	496
Increase in other assets	(2,367)	(2,787)
Payments received on direct financing lease and notes receivable	1,379	1,156

Net cash used in investing activities	(82,568)	(62,300)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of debt	1,183,000	808,500
Principal repayments of debt	(1,118,000)	(923,500)
Payment of debt issuance and other refinancing and related costs	(37,242)	(6,328)
Income tax benefit of equity compensation	40	2,291
Purchase and retirement of common stock	(5,454)	(2,481)
Proceeds from exercise of stock options	28,538	4,015
Increase in restricted cash	(810)	—
Dividends paid	(243,782)	(39,838)

Net cash used in financing activities	(193,710)	(157,341)

NET INCREASE IN CASH AND CASH EQUIVALENTS	7,326	3,410

CASH AND CASH EQUIVALENTS, beginning of period	62,897	55,832

CASH AND CASH EQUIVALENTS, end of period	$70,223	$59,242

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest (net of amounts capitalized of $504 and $837 in 2013 and 2012, respectively)	$22,312	$44,978

Income taxes	$6,066	$59,645

The accompanying notes are an integral part of these consolidated financial statements.

CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013

(UNAUDITED AND AMOUNTS IN THOUSANDS)

	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Total
	Shares	Par Value
Balance as of December 31, 2012	100,105	$1,001	$1,146,488	$374,131	$1,521,620

Net income	—	—	—	253,364	253,364

Issuance of common stock	20	—	20	—	20

Retirement of common stock	(144)	(1)	(5,453)	—	(5,454)

Special dividend on common stock ($6.66 per share)	13,878	139	542,541	(678,226)	(135,546)

Regular dividends declared on common stock ($1.49 per share)	—	—	—	(165,309)	(165,309)

Restricted stock compensation, net of forfeitures	(23)	—	6,974	333	7,307

Income tax benefit of equity compensation	—	—	40	—	40

Stock option compensation expense, net of forfeitures	—	—	2,368	—	2,368

Restricted stock grant	300	3	(3)	—	—

Stock options exercised	1,695	16	28,522	—	28,538

Balance as of September 30, 2013	115,831	$1,158	$1,721,497	$(215,707)	$1,506,948

The accompanying notes are an integral part of these consolidated financial statements.

CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012

(UNAUDITED AND AMOUNTS IN THOUSANDS)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Total
	Shares	Par Value
Balance as of December 31, 2011	99,528	$995	$1,129,435	$277,592	$1,408,022

Net income	—	—	—	111,353	111,353

Issuance of common stock	—	—	19	—	19

Retirement of common stock	(100)	(1)	(2,480)	—	(2,481)

Restricted stock compensation, net of forfeitures	(13)	—	5,604	—	5,604

Dividends declared on common stock ($0.40 per share)	—	—	—	(40,138)	(40,138)

Income tax benefit of equity compensation	—	—	2,191	—	2,191

Stock option compensation expense, net of forfeitures	—	—	3,493	—	3,493

Restricted stock grant	332	3	(3)	—	—

Stock options exercised	301	3	4,012	—	4,015

Balance as of September 30, 2012	100,048	$1,000	$1,142,271	$348,807	$1,492,078

The accompanying notes are an integral part of these consolidated financial statements.

CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SEPTEMBER 30, 2013

1.	ORGANIZATION AND OPERATIONS

Corrections Corporation of America (the “Company” and, together with its subsidiaries, “CCA”) is the nation’s largest owner of privatized correctional and detention facilities and one of the largest prison operators in the United States, behind only the federal government and three states. CCA currently owns or controls 53 correctional and detention facilities, and manages an additional 16 facilities owned by its government partners, with a total design capacity of approximately 90,000 beds in 20 states and the District of Columbia.

CCA specializes in owning, operating, and managing prisons and other correctional facilities and providing inmate residential, community re-entry and prisoner transportation services for governmental agencies. In addition to providing the fundamental residential services relating to inmates, CCA’s facilities offer a variety of rehabilitation and educational programs, including basic education, religious services, life skills and employment training, and substance abuse treatment. These services are intended to reduce recidivism and to prepare inmates for their successful re-entry into society upon their release. CCA also provides inmates health care (including medical, dental and mental health services), food services, and work and recreational programs.

CCA began operating as a real estate investment trust (“REIT”) for federal income tax purposes effective January 1, 2013. In connection with this conversion to a REIT, CCA reorganized its corporate structure and began performing its correctional services and conducting other business activities through taxable REIT subsidiaries (“TRSs”). A TRS is a subsidiary of a REIT that is subject to applicable corporate income tax and certain qualification requirements. The Company’s use of TRSs enables CCA to continue to provide correctional services at facilities it owns and at facilities owned by its government partners and to engage in certain other business activities while complying with REIT qualification requirements. The Company’s use of TRSs also allows it to retain income generated by these TRSs for reinvestment without the requirement of distributing those earnings. Consequently, income taxes recorded in 2013 and 2012 are not comparable. See Note 10.

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

Fair Value of Financial Instruments

To meet the reporting requirements of Accounting Standard Codification (“ASC”) 825, “Financial Instruments”, regarding fair value of financial instruments, CCA calculates the estimated fair value of financial instruments using market interest rates and quoted market prices of similar instruments or discounted cash flow techniques with observable Level 2 inputs, as defined in ASC 820, “Fair Value Measurement”. At September 30, 2013 and December 31, 2012, there were no material differences between the carrying amounts and the estimated fair values of CCA’s financial instruments, other than as follows (in thousands):

	September 30, 2013		December 31, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Investment in direct financing lease	$7,928	$9,235	$9,233	$10,852
Note receivable from APM	$4,729	$8,991	$4,819	$8,678
Debt	$(1,185,000)	$(1,152,750)	$(1,111,545)	$(1,152,550)

3.	GOODWILL

ASC 350, “Intangibles-Goodwill and Other”, establishes accounting and reporting requirements for goodwill and other intangible assets. Goodwill was $17.2 and $11.2 million, net of discontinued operations, as of September 30, 2013 and December 31, 2012, respectively. This goodwill was established in connection with the acquisition of Correctional Alternatives, Inc. (“CAI”) during the third quarter of 2013 (see Note 4) and the acquisitions of two service companies during 2000.

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

During the third quarter of 2013, CCA reported an asset impairment of $1.0 million for the write-off of goodwill associated with the Idaho Correctional Center. During the second quarter of 2013, the state of Idaho reported that they expected to solicit bids for the management of the Idaho Correctional Center upon the expiration of CCA’s contract in June 2014. During the third quarter of 2013, CCA decided not to submit a bid and, therefore, expects to transition management to another operator upon expiration of the contract. CCA generated operating income of $0.2 million and $1.0 million during the three and nine months ended September 30, 2012, and incurred operating losses of $1.1 million (including the write-off of goodwill) and $0.7 million during the three and nine months ended September 30, 2013.

During the second quarter of 2013, CCA received notification that it was not selected for the continued management of the Wilkinson County Correctional Facility at the end of the contract on June 30, 2013. As a result of this managed-only contract termination, during the second quarter of 2013, CCA recorded asset impairments of $2.6 million consisting of a goodwill impairment charge of $0.8 million and $1.8 million for other assets. These charges are reported as discontinued operations in the accompanying statement of operations for the nine months ended September 30, 2013.

4.	FACILITY ACTIVATIONS, ACQUISITIONS, DEVELOPMENTS, AND CLOSURES

On July 31, 2013, CCA acquired all of the stock of CAI, a privately held San Diego, California-based community corrections company that specializes in residential re-entry, home detention, and work furlough programs for San Diego County, the Federal Bureau of Prisons, and United States Pretrial and Probation. CCA acquired CAI as a strategic investment in a complementary business that broadens the scope of solutions it provides, expanding the range of solutions from incarceration through release, and supporting its belief in helping inmates successfully transition to society. The consideration paid for CAI, consisted of approximately $36.5 million in cash, excluding transaction related expenses. In allocating the purchase price, CCA recorded $7.0 million of goodwill, $26.9 million of identifiable intangible assets, $7.9 million of intangible liabilities, $17.7 million of net tangible assets, and $7.2 million of deferred tax liabilities. The allocation of purchase price is preliminary and may be subject to change within the measurement period of one year from the acquisition date. The primary areas of the preliminary purchase price allocation that are not finalized include determining the composition and valuation of intangible assets and goodwill. The results of operations for CAI have been included in the Company’s condensed consolidated financial statements from the date of acquisition.

During the second quarter of 2013, CCA announced that the Texas Department of Criminal Justice (“TDCJ”) elected not to renew its contracts for the CCA owned and operated 2,103-bed Mineral Wells Pre-Parole Transfer Facility and the 2,216-bed managed-only Dawson State Jail due to a legislative budget reduction. As a result, upon expiration of the contracts in August 2013, CCA ceased operations of the Dawson State Jail and idled the Mineral Wells facility. During the second quarter of 2013, CCA performed an impairment analysis of the Mineral Wells property, which has a carrying value of $18.3 million as of September 30, 2013, and concluded that this asset has recoverable values in excess of the carrying value. CCA is currently marketing the Mineral Wells facility to potential customers.

During June 2013, the Kentucky Department of Corrections (“KDOC”) provided CCA notice that it was not going to award a contract under a contract bid that would have allowed for the KDOC’s continued use of CCA’s owned and operated 826-bed Marion Adjustment Center. CCA idled the Marion Adjustment Center following the transfer of the population during September 2013, but will continue to market the facility to other customers. As a result of the notification, CCA performed an impairment analysis of the Marion Adjustment Center property, which has a carrying value of $13.5 million as of September 30, 2013, and concluded that this asset has recoverable values in excess of the carrying value.

In addition to these two newly idled facilities, CCA has previously idled additional facilities that are also currently available and being actively marketed to other customers. The following table summarizes each of the idled facilities and their respective carrying values, excluding equipment and other assets that could generally be transferred and used at other facilities CCA owns without significant cost (dollars in thousands):

	Design Capacity	Date Idled	Net Carrying Values
Facility			September 30, 2013	December 31, 2012
Queensgate Correctional Facility	850	2008	$11,902	$12,073
Shelby Training Center	200	2008	853	1,155
Trousdale County, TN (Pre-construction)	—	2009	28,485	28,460
Prairie Correctional Facility	1,600	2010	19,653	20,503
Huerfano County Correctional Center	752	2010	19,997	20,603
Diamondback Correctional Facility	2,160	2010	44,474	45,475
Otter Creek Correctional Center	656	2012	25,015	25,685
Houston Educational Facility	—	2012	6,520	6,657
Mineral Wells Pre-Parole Transfer Facility	2,103	2013	18,272	19,063
Marion Adjustment Center	826	2013	13,545	13,720

	9,147		$188,716	$193,394

During the nine months ended September 30, 2013, CCA incurred $5.2 million in operating expenses during the period such facilities were idle.

CCA tested each of the aforementioned facilities for impairment when it was notified by the respective customers that they would no longer be utilizing such facility or, in the case of the Trousdale County facility, upon suspension of construction. CCA concluded in each case that no impairment had occurred. CCA updates the impairment analyses on an annual basis for each of the idled facilities and for the suspended construction project in Trousdale County, Tennessee, and evaluates on a quarterly basis market developments for the potential utilization of each of these facilities in order to identify events that may cause CCA to reconsider its most recent assumptions. As a result of CCA’s analyses, CCA determined each of these assets to have recoverable values in excess of the corresponding carrying values.

In order to retain federal inmate populations CCA currently manages in the 1,154-bed San Diego Correctional Facility, CCA is constructing a new facility at a site in San Diego. The existing San Diego Correctional Facility is subject to a ground lease with the County of San Diego. Under the provisions of the lease, the facility is divided into different premises whereby, pursuant to an amendment to the ground lease executed in January 2010, ownership of the entire facility reverts to the County upon expiration of the lease on December 31, 2015. As of September 30, 2013, CCA has invested approximately $50.9 million in the new facility. CCA has developed plans to build a detention facility and a construction timeline that coincides with the expiration of the ground lease with the County of San Diego. CCA plans to offer this new facility to house the existing federal inmate populations at the San Diego Correctional Facility.

In September 2012, CCA announced that it was awarded a new management contract from the Arizona Department of Corrections to house up to 1,000 medium-security inmates at its 1,596-bed Red Rock Correctional Center in Arizona. The new management contract contains an initial term of ten years, with two five-year renewal options upon mutual agreement and provides an occupancy guarantee of 90% of the contracted beds, which is expected to be implemented in two phases. CCA expects to begin receiving approximately 500 inmates from Arizona beginning in January of 2014 and an additional 500 inmates during the first quarter of 2015. Additionally, the contract provides the state of Arizona an option to purchase the Red Rock facility at any time during the term of the contract, including extension options, based on an amortization schedule starting with the fair market value and decreasing evenly to zero over the twenty-year term. In order to prepare the Red Rock facility to house Arizona inmates under this contract, CCA expects to incur approximately $20.5 million in capital improvements for certain physical plant modifications. As of September 30, 2013, CCA managed approximately 500 inmates for the state of California at its Red Rock facility.

In October 2013, CCA entered into a lease for its 2,304-bed California City Correctional Center with the state of California Department of Corrections and Rehabilitation (the “CDCR”). The lease agreement includes a three-year base term commencing December 1, 2013, with unlimited two-year renewal options upon mutual agreement. Annual rent during the three-year base term is fixed at $28.5 million. After the three-year base term, the rent will be increased annually by the lesser of CPI (Consumer Price Index) or 2%. CCA will be responsible for repairs and maintenance, property taxes and property insurance, while all other aspects and costs of facility operations will be the responsibility of the CDCR.

In November 2013, CCA announced its decision to construct the 2,500-bed Trousdale Correctional Center in Trousdale County, Tennessee. CCA expects it will house state of Tennessee inmates under an inter-governmental agreement with the county of Trousdale, Tennessee. In October 2013, Trousdale County received notice from the Tennessee Department of Corrections of its intent to partner with the County to develop a new correctional facility to house State of Tennessee inmates. CCA is in discussions with Trousdale County officials regarding an agreement to provide and manage the correctional facility. In 2008, CCA purchased land in Trousdale County and began preparing the site for the development of a correctional facility. Total cost of the project is estimated at approximately $140.0 million, including costs invested to date. Construction is expected to be completed in the third quarter of 2015.

During the third quarter of 2013, CCA began hiring staff at the Diamondback Correctional Facility in order to reactivate the facility for future operations. While CCA has begun to incur expenditures associated with the activation of these beds, we do not have a current customer contract and can provide no assurance that we will enter into a contract for the utilization of these beds.

5.	DISCONTINUED OPERATIONS

In November 2011, CCA announced its joint decision with the state of Mississippi to cease operations at the state-owned 1,172-bed Delta Correctional Facility in Greenwood, Mississippi. In December 2011, CCA began the process of transferring the population of approximately 900 inmates from the facility, which was completed in January 2012.

During the second quarter of 2013, CCA announced that the TDCJ elected not to renew its contract for the 2,216-bed managed-only Dawson State Jail due to a legislative budget reduction. As a result, upon expiration of the contract in August 2013, CCA ceased operations of the Dawson State Jail. During the second quarter of 2013, CCA also received notification that it was not selected for the continued management of the 1,000-bed Wilkinson County Correctional Facility at the end of the contract on June 30, 2013.

Accordingly, the results of operations, net of taxes, and the assets and liabilities of these three facilities have been reported as discontinued operations for all periods presented. The following table summarizes the results of operations for the facilities classified as discontinued operations for the three and nine months ended September 30, 2013 and 2012 (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012

REVENUE:
Managed-only	$2,007	$9,126	$19,984	$27,237

	2,007	9,126	19,984	27,237

EXPENSES:
Managed-only	2,945	8,747	22,529	27,252
Depreciation and amortization	124	224	799	645
Asset impairments	—	—	2,637	—

	3,069	8,971	25,965	27,897

OPERATING (LOSS) INCOME	(1,062)	155	(5,981)	(660)

Other (expense) income	(16)	—	(17)	90

(LOSS) INCOME FROM DISCONTINUED OPERATIONS BEFORE INCOME TAXES	(1,078)	155	(5,998)	(570)

Income tax benefit (expense)	415	(56)	2,241	215

(LOSS) INCOME FROM DISCONTINUED OPERATIONS, NET OF TAXES	$(663)	$99	$(3,757)	$(355)

The assets and liabilities of the discontinued operations presented in the accompanying consolidated balance sheets are as follows (in thousands):

	September 30, 2013	December 31, 2012

ASSETS

Cash and cash equivalents	$129	$93
Accounts receivable	67	5,680
Prepaid expenses and other current assets	345	676

Total current assets	541	6,449

Property and equipment, net	—	2,309

Goodwill	—	831
Other assets	25	30

Total assets	$566	$9,619

LIABILITIES

Accounts payable and accrued expenses	$1,066	$1,827

Total current liabilities	$1,066	$1,827

6.	DEBT

Debt outstanding as of September 30, 2013 and December 31, 2012 consists of the following (in thousands):

	September 30, 2013	December 31, 2012

Revolving Credit Facility, principal due at maturity in December 2017; interest payable periodically at variable interest rates. The weighted average rate at both September 30, 2013 and December 31, 2012 was 1.7%.	$510,000	$655,000

4.625% Senior Notes, principal due at maturity in May 2023; interest payable semi-annually in May and November at 4.625%.	350,000	—

4.125% Senior Notes, principal due at maturity in April 2020; interest payable semi-annually in April and October at 4.125%.	325,000	—

7.75% Senior Notes, principal due at maturity in June 2017; interest payable semi-annually in June and December at 7.75%. These notes were redeemed during 2013 as further described hereafter.	—	456,545

	$1,185,000	$1,111,545

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

During March 2013, CCA further amended the $785.0 Million Revolving Credit Facility to, among other things, increase the commitment size from $785.0 million to $900.0 million, extend the maturity by one year to December 2017, and provide covenant flexibility to operate as a REIT (the “$900.0 Million Revolving Credit Facility”). CCA capitalized approximately $2.7 million of new costs associated with the amendment.

The $900.0 Million Revolving Credit Facility has an aggregate principal capacity of $900.0 million and has an “accordion” feature that provides for uncommitted incremental extensions of credit in the form of increases in the revolving commitments or incremental term loans in an aggregate principal amount up to an additional $100.0 million as requested by CCA, subject to bank approval. At CCA’s option, interest on outstanding borrowings under the $900.0 Million Revolving Credit Facility is based on either a base rate plus a margin ranging from 0.25% to 1.0% or a London Interbank Offered Rate (“LIBOR”) plus a margin ranging from 1.25% to 2.0% based on CCA’s leverage ratio. The $900.0 Million Revolving Credit Facility has a $30.0 million sublimit for swing line loans that enables CCA to borrow at the base rate from the Administrative Agent without advance notice.

Based on CCA’s current leverage ratio, loans under the $900.0 Million Revolving Credit Facility currently bear interest at the base rate plus a margin of 0.50% or at LIBOR plus a margin of 1.50%, and a commitment fee equal to 0.30% of the unfunded balance. The $900.0 Million Revolving Credit Facility also has a $50.0 million sublimit for the issuance of standby letters of credit. As of September 30, 2013, CCA had $510.0 million in borrowings under the $900.0 Million Revolving Credit Facility as well as $25.2 million in letters of credit outstanding resulting in $364.8 million available under the $900.0 Million Revolving Credit Facility.

The $900.0 Million Revolving Credit Facility is secured by a pledge of all of the capital stock of CCA’s domestic subsidiaries, 65% of the capital stock of CCA’s foreign subsidiaries, all of CCA’s accounts receivable, and all of CCA’s deposit accounts. The $900.0 Million Revolving Credit Facility requires CCA to meet certain financial covenants, including, without limitation, a maximum total leverage ratio, a maximum secured leverage ratio, and a minimum fixed charge coverage ratio. As of September 30, 2013, CCA was in compliance with all such covenants. In addition, the $900.0 Million Revolving Credit Facility contains certain covenants that, among other things, limit the incurrence of additional indebtedness, acquisitions and other investments, payment of dividends and other customary restricted payments, transactions with affiliates, asset sales, mergers and consolidations, liquidations, prepayments and modifications of other indebtedness, liens and other encumbrances and other matters customarily restricted in such agreements. In addition, the $900.0 Million Revolving Credit Facility is subject to certain cross-default provisions with terms of CCA’s other indebtedness, and is subject to acceleration upon the occurrence of a change control.

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

The New Notes are senior unsecured obligations of the Company and are guaranteed by all of the Company’s subsidiaries that guarantee the $900.0 Million Revolving Credit Facility. Interest on the 4.125% Senior Notes is payable in April and October of each year, beginning October 1, 2013. Interest on the 4.625% Senior Notes is payable in May and November of each year, beginning November 1, 2013. CCA may redeem all or part of the New Notes at any time prior to three months before their respective maturity date at a “make-whole” redemption price, plus accrued and unpaid interest thereon to, but not including, the redemption date. Thereafter, the New Notes are redeemable at CCA’s option, in whole or in part, at a redemption price equal to 100% of the aggregate principal amount of the notes to be redeemed plus accrued and unpaid interest thereon to, but not including, the redemption date.

7.	STOCKHOLDERS’ EQUITY

Dividends on Common Stock

During 2012 and the first nine months of 2013, CCA’s Board of Directors declared the following quarterly dividends on its common stock:

Declaration Date	Record Date	Payable Date	Per Share
May 11, 2012	June 8, 2012	June 22, 2012	$0.20
August 20, 2012	September 14, 2012	September 28, 2012	$0.20
November 6, 2012	November 30, 2012	December 14, 2012	$0.20
February 22, 2013	April 3, 2013	April 15, 2013	$0.53
May 16, 2013	July 3, 2013	July 15, 2013	$0.48
August 16, 2013	October 2, 2013	October 15, 2013	$0.48

In addition, on April 8, 2013, CCA’s Board of Directors declared a special dividend to shareholders of $675.0 million, or approximately $6.66 per share of common stock, in connection with CCA’s previously announced plan to qualify and convert to a REIT for federal income tax purposes effective as of January 1, 2013. The special dividend was paid in satisfaction of requirements that CCA distribute its previously undistributed accumulated earnings and profits attributable to tax periods ending prior to January 1, 2013. CCA paid the special dividend on May 20, 2013 to shareholders of record as of April 19, 2013.

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

Restricted Stock and Restricted Stock Units

During the first nine months of 2013, CCA issued 415,000 shares of restricted common stock and common stock units to certain of its employees and non-employee directors, with an aggregate fair value of $15.3 million, including 369,000 restricted shares or units to employees and non-employee directors whose compensation is charged to general and administrative expense and 46,000 restricted shares to employees whose compensation is charged to operating expense. During 2012, CCA issued 349,000 shares of restricted common stock and common stock units to certain of its employees and non-employee directors, with an aggregate fair value of $9.2 million, including 290,000 restricted shares or units to employees and non-employee directors whose compensation is charged to general and administrative expense and 59,000 restricted shares to employees whose compensation is charged to operating expense.

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

With respect to the shares and units issued in 2013, unless earlier vested under the terms of the restricted stock unit agreement, the restricted stock units issued to officers and executive officers vest evenly over a three-year period, while the shares issued to other employees “cliff” vest on the third anniversary of the award. Shares of restricted common stock units issued to non-employee directors vest on the first anniversary of the award. With respect to shares issued prior to 2013, CCA established performance-based vesting conditions on the shares of restricted common stock and common stock units awarded to its officers and executive officers. Unless earlier vested under the terms of the agreements, shares or units issued to officers and executive officers are subject to vesting over a three-year period based upon the satisfaction of certain performance criteria. No more than one-third of such shares or units may vest in the first performance period; however, the performance criteria are cumulative for the three-year period. Unless earlier vested under the terms of the agreements, the shares of restricted stock issued to the other employees vest after three years of continuous service, and restricted stock units issued to non-employee directors vest approximately one year from the issue date.

During the three months ended September 30, 2013, CCA expensed $2.6 million, net of estimated forfeitures, relating to restricted common stock and common stock units ($0.3 million of which was recorded in operating expenses and $2.3 million of which was recorded in general and administrative expenses). During the three months ended September 30, 2012, CCA expensed $2.0 million, net of estimated forfeitures, relating to restricted common stock and common stock units ($0.3 million of which was recorded in operating expenses and $1.7 million of which was recorded in general and administrative expenses).

During the nine months ended September 30, 2013, CCA expensed $7.3 million, net of estimated forfeitures, relating to restricted common stock and common stock units ($0.9 million of which was recorded in operating expenses and $6.4 million of which was recorded in general and administrative expenses). During the nine months ended September 30, 2012, CCA expensed $5.6 million, net of estimated forfeitures, relating to restricted common stock and common stock units ($0.8 million of which was recorded in operating expenses and $4.8 million of which was recorded in general and administrative expenses). As of September 30, 2013, approximately 938,000 shares of restricted common stock and common stock units remained outstanding and subject to vesting, including approximately 123,000 shares issued in connection with the special dividend.

Stock Options

In February 2013, CCA elected not to issue stock options to its non-employee directors, officers, and executive officers as it had in the past and instead elected to issue all of its equity compensation in the form of restricted common stock and common stock units as described above. During the three months ended September 30, 2013 and 2012, CCA expensed $0.7 million and $1.2 million, respectively, net of estimated forfeitures, relating to its outstanding stock options. During the nine months ended September 30, 2013 and 2012, CCA expensed $2.4 million and $3.5 million, respectively, net of estimated forfeitures, relating to its outstanding stock options.

In connection with mandatory anti-dilution provisions of CCA’s equity incentive plans, as it pertains to the special dividend, an adjustment was made to all options outstanding to (i) increase the number of shares subject to an option by multiplying the number of shares by 1.175 (the “Adjustment Factor”) and (ii) reduce the exercise price per share of common stock subject to the options by dividing the initial exercise price by the Adjustment Factor. The Adjustment Factor was determined by the percentage increase in CCA’s common stock resulting from the stock portion of the special dividend after taking into consideration the portion of the special dividend paid in cash. The adjustment affected all employees and non-employee directors who had outstanding option grants on May 20, 2013 (49 people) and resulted in approximately 0.5 million of incremental options awarded. As the adjustment was designed to equalize the fair value of the option award for the special dividend, and because CCA’s equity incentive plans included mandatory anti-dilution provisions, there was no incremental compensation cost resulting from the adjustments to the options outstanding. As of September 30, 2013, options to purchase 2.8 million shares of common stock were outstanding with a weighted average exercise price of $18.98.

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

A reconciliation of the numerator and denominator of the basic earnings per share computation to the numerator and denominator of the diluted earnings per share computation is as follows (in thousands, except per share data):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
NUMERATOR
Basic:
Income from continuing operations	$52,506	$42,240	$257,121	$111,708
(Loss) income from discontinued operations, net of taxes	(663)	99	(3,757)	(355)

Net income	$51,843	$42,339	$253,364	$111,353

Diluted:
Income from continuing operations	$52,506	$42,240	$257,121	$111,708
(Loss) income from discontinued operations, net of taxes	(663)	99	(3,757)	(355)

Diluted net income	$51,843	$42,339	$253,364	$111,353

DENOMINATOR
Basic:
Weighted average common shares outstanding	115,282	99,637	107,640	99,500

Diluted:
Weighted average common shares outstanding	115,282	99,637	107,640	99,500
Effect of dilutive securities:
Stock options	1,165	973	1,335	790
Restricted stock-based compensation	425	232	325	174

Weighted average shares and assumed conversions	116,872	100,842	109,300	100,464

BASIC EARNINGS PER SHARE:
Income from continuing operations	$0.46	$0.42	$2.38	$1.12
(Loss) income from discontinued operations, net of taxes	(0.01)	—	(0.03)	—

Net income	$0.45	$0.42	$2.35	$1.12

DILUTED EARNINGS PER SHARE:
Income from continuing operations	$0.45	$0.42	$2.35	$1.11
(Loss) income from discontinued operations, net of taxes	(0.01)	—	(0.03)	—

Net income	$0.44	$0.42	$2.32	$1.11

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

Approximately 16,000 and 0.2 million stock options were excluded from the computations of diluted earnings per share for the three months ended September 30,

2013 and 2012, respectively, because they were anti-dilutive. Approximately 15,000 and 0.9 million stock options were excluded from the computations of diluted earnings per share for the nine months ended September 30, 2013 and 2012, respectively, because they were anti-dilutive.

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

In connection with the issuance of the revenue bonds, CCA is obligated, under a debt service deficit agreement, to pay the trustee of the bond’s trust indenture (the “Trustee”) amounts necessary to pay any debt service deficits consisting of principal and interest requirements (outstanding principal balance of $23.9 million at September 30, 2013 plus future interest payments). In the event the state of Tennessee, which is currently utilizing the facility to house certain inmates, exercises its option to purchase the correctional facility, CCA is also obligated to pay the difference between principal and interest owed on the bonds on the date set for the redemption of the bonds and amounts paid by the state of Tennessee for the facility plus all other funds on deposit with the Trustee and available for redemption of the bonds. Ownership of the facility reverts to the state of Tennessee in 2017 at no cost. Therefore, CCA does not currently believe the state of Tennessee will exercise its option to purchase the facility. At September 30, 2013, the outstanding principal balance of the bonds exceeded the purchase price option by $7.4 million.

10.	INCOME TAXES

As discussed in Note 1, the Company began operating in compliance with REIT requirements for federal income tax purposes effective January 1, 2013. As a REIT, the Company must distribute at least 90 percent of its taxable income (including dividends paid to it by its TRSs) and will not pay federal income taxes on the amount distributed to its shareholders. Therefore, the Company should not be subject to federal income taxes if it distributes 100 percent of its taxable income. Most states where CCA holds investments in real estate conform to the federal rules recognizing REITs. Certain subsidiaries have made an election with the Company to be treated as TRSs in conjunction with the Company’s REIT election; the TRS elections will permit CCA to engage in certain business activities in which the REIT may not engage directly. A TRS is subject to federal and state income taxes on the income from these activities and therefore, CCA includes a provision for taxes in its consolidated financial statements.

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

CCA recorded an income tax expense of $4.6 million and an income tax benefit of $133.3 million for the three and nine months ended September 30, 2013, respectively. The income tax benefit for the nine-month period is primarily a result of the revaluation of deferred tax assets and liabilities during the first quarter of 2013 associated with the REIT conversion discussed above, as well as certain income tax benefits recorded during both the first and second quarters associated with expenses associated with debt refinancing transactions, tax credits and certain tax planning strategies implemented during 2013. CCA recorded an income tax expense of $24.0 million and $65.6 million for the three and nine months ended September 30, 2012, respectively. CCA’s income taxes and effective tax rate are significantly lower in 2013 as a result of the election to be taxed as a REIT effective January 1, 2013. As a REIT, CCA will be entitled to a deduction for dividends paid, resulting in a substantial reduction in the amount of federal income tax expense it recognizes. Substantially all of CCA’s income tax expense will be incurred based on the earnings generated by its TRSs.

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

CCA had no liabilities recorded for uncertain tax positions as of September 30, 2013. CCA recognizes interest and penalties related to unrecognized tax positions in income tax expense. CCA does not currently anticipate that the total amount of unrecognized tax positions will significantly increase or decrease in the next twelve months.

11.	SEGMENT REPORTING

As of September 30, 2013, CCA owned and managed 50 correctional and detention facilities, and managed 16 correctional and detention facilities it did not own. Management views CCA’s operating results in two reportable segments: (1) owned and managed correctional and detention facilities and (2) managed-only correctional and detention facilities. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies in the notes to consolidated financial statements included in CCA’s 2012 Form 10-K. Owned and managed facilities include the operating results of those facilities placed into service that were owned or controlled via a lease and managed by CCA. Following the Company’s reorganization to begin operating as a REIT effective January 1, 2013, the Company chose to reclassify the financial information provided for segment reporting purposes at two facilities where the property is effectively controlled by the Company under operating lease arrangements. Previously, the Company classified these two facilities controlled under operating leases within the managed-only segment. The Company now reports the financial information associated with these facilities as owned and managed and has reclassified its segment reporting for all periods presented. Managed-only facilities include the operating results of those facilities owned by a third party and managed by CCA. CCA measures the operating performance of each facility within the above two reportable segments, without differentiation, based on facility net operating income. CCA defines facility net operating income as a facility’s operating income or loss from operations before interest, taxes, asset impairments, depreciation, and amortization. Since each of CCA’s facilities within the two reportable segments exhibit similar economic characteristics, provide similar services to governmental agencies, and operate under a similar set of operating procedures and regulatory guidelines, the facilities within the identified segments have been aggregated and reported as one reportable segment.

The revenue and facility net operating income for the reportable segments and a reconciliation to CCA’s operating income is as follows for the three and nine months ended September 30, 2013 and 2012 (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012

Revenue:
Owned and managed	$344,150	$358,730	$1,034,251	$1,068,431
Managed-only	76,132	75,292	225,754	223,258

Total management revenue	420,282	434,022	1,260,005	1,291,689

Operating expenses:
Owned and managed	232,778	235,065	696,681	708,931
Managed-only	65,177	65,745	194,730	197,006

Total operating expenses	297,955	300,810	891,411	905,937

Facility net operating income:
Owned and managed	111,372	123,665	337,570	359,500
Managed-only	10,955	9,547	31,024	26,252

Total facility net operating income	122,327	133,212	368,594	385,752

Other revenue (expense):
Rental and other revenue	1,184	1,705	3,189	4,291
Other operating expense	(3,534)	(4,781)	(12,301)	(14,128)
General and administrative	(23,570)	(22,015)	(80,162)	(66,950)
Depreciation and amortization	(28,151)	(28,388)	(83,203)	(84,656)
Asset impairments	(985)	—	(985)	—

Operating income	$67,271	$79,733	$195,132	$224,309

The following table summarizes capital expenditures including accrued amounts for the reportable segments for the three and nine months ended September 30, 2013 and 2012 (amounts in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
Capital expenditures:
Owned and managed	$33,439	$14,983	$56,781	$44,419
Managed-only	756	516	2,161	2,874
Discontinued operations	—	74	72	402
Corporate and other	2,606	2,864	5,497	12,119

Total capital expenditures	$36,801	$18,437	$64,511	$59,814

The assets for the reportable segments are as follows (amounts in thousands):

	September 30, 2013	December 31, 2012
Assets:
Owned and managed	$2,670,007	$2,654,791
Managed-only	84,381	109,572
Corporate and other	213,228	200,760
Discontinued operations	566	9,619

Total assets	$2,968,182	$2,974,742

12.	CONDENSED CONSOLIDATING FINANCIAL STATEMENTS OF THE COMPANY AND SUBSIDIARIES

The following condensed consolidating financial statements of the Company and subsidiaries have been prepared pursuant to Rule 3-10 of Regulation S-X. These condensed consolidating financial statements have been prepared from CCA’s financial information on the same basis of accounting as the consolidated financial statements. On December 31, 2012 CCA transferred certain real estate assets and contracts from certain of its subsidiaries to the Company (as the parent company). Accordingly, the Company (as the parent corporation to its subsidiaries) which heretofore had no independent assets or operations (as defined under Rule 3-10(f) of Regulation S-X) maintains its own independent assets as of September 30, 2013 and December 31, 2012. With respect to the periods prior to December 31, 2012, such internal legal restructuring has been reported in the following condensed consolidating financial statements as if it had occurred on January 1, 2012.

CONDENSED CONSOLIDATING BALANCE SHEET

As of September 30, 2013

(in thousands)

	Parent	Combined Subsidiary Guarantors	Consolidating Adjustments and Other	Total Consolidated Amounts
ASSETS

Cash and cash equivalents	$51,008	$19,086	$—	$70,094
Accounts receivable, net of allowance	178,973	175,227	(134,163)	220,037
Current deferred tax assets	7	5,167	—	5,174
Prepaid expenses and other current assets	7,357	29,596	(9,519)	27,434
Current assets of discontinued operations	—	541	—	541

Total current assets	237,345	229,617	(143,682)	323,280

Property and equipment, net	2,450,227	96,677	—	2,546,904

Restricted cash	811	5,024	—	5,835
Investment in direct financing lease	5,994	—	—	5,994
Goodwill	—	17,229	—	17,229
Other assets	237,017	44,459	(215,520)	65,956
Non-current deferred tax assets	—	3,516	(557)	2,959
Non-current assets of discontinued operations	—	25	—	25

Total assets	$2,931,394	$396,547	$(359,759)	$2,968,182

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accounts payable and accrued expenses	$237,726	$134,218	$(143,648)	$228,296
Income taxes payable	—	964	—	964
Current liabilities of discontinued operations	—	1,066	—	1,066

Total current liabilities	237,726	136,248	(143,648)	230,326

Long-term debt	1,185,000	115,000	(115,000)	1,185,000
Deferred tax liabilities	557	—	(557)	—
Other liabilities	1,163	44,745	—	45,908

Total liabilities	1,424,446	295,993	(259,205)	1,461,234

Total stockholders’ equity	1,506,948	100,554	(100,554)	1,506,948

Total liabilities and stockholders’ equity	$2,931,394	$396,547	$(359,759)	$2,968,182

CONDENSED CONSOLIDATING BALANCE SHEET

As of December 31, 2012

(in thousands)

	Parent	Combined Subsidiary Guarantors	Consolidating Adjustments and Other	Total Consolidated Amounts
ASSETS

Cash and cash equivalents	$—	$62,804	$—	$62,804
Accounts receivable, net of allowance	136,128	249,512	(138,556)	247,084
Deferred tax assets	137	7,885	—	8,022
Prepaid expenses and other current assets	1,766	34,499	(9,882)	26,383
Current assets of discontinued operations	—	6,449	—	6,449

Total current assets	138,031	361,149	(148,438)	350,742

Property and equipment, net	2,462,917	103,565	—	2,566,482

Restricted cash	—	5,022	—	5,022
Investment in direct financing lease	7,467	—	—	7,467
Goodwill	—	11,158	—	11,158
Other assets	191,502	114,922	(275,723)	30,701
Non-current assets of discontinued operations	—	3,170	—	3,170

Total assets	$2,799,917	$598,986	$(424,161)	$2,974,742

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accounts payable and accrued expenses	$28,061	$284,871	$(148,403)	$164,529
Income taxes payable	—	102	—	102
Current liabilities of discontinued operations	—	1,827	—	1,827

Total current liabilities	28,061	286,800	(148,403)	166,458

Long-term debt	1,111,545	100,000	(100,000)	1,111,545
Deferred tax liabilities	138,691	835	—	139,526
Other liabilities	—	35,593	—	35,593

Total liabilities	1,278,297	423,228	(248,403)	1,453,122

Total stockholders’ equity	1,521,620	175,758	(175,758)	1,521,620

Total liabilities and stockholders’ equity	$2,799,917	$598,986	$(424,161)	$2,974,742

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the three months ended September 30, 2013

(in thousands)

	Parent	Combined Subsidiary Guarantors	Consolidating Adjustments and Other	Total Consolidated Amounts

REVENUES	$312,837	$337,548	$(228,919)	$421,466

EXPENSES:
Operating	232,380	298,028	(228,919)	301,489
General and administrative	6,954	16,616	—	23,570
Depreciation and amortization	19,268	8,883	—	28,151
Asset impairments	—	985	—	985

	258,602	324,512	(228,919)	354,195

OPERATING INCOME	54,235	13,036	—	67,271

OTHER (INCOME) EXPENSES:
Interest expense, net	8,877	1,501	—	10,378
Other (income) expense	(275)	111	(20)	(184)

	8,602	1,612	(20)	10,194

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	45,633	11,424	20	57,077

Income tax (expense) benefit	(217)	(4,354)	—	(4,571)

INCOME FROM CONTINUING OPERATIONS	45,416	7,070	20	52,506

Income from equity in subsidiaries	6,427	—	(6,427)	—
Loss from discontinued operations, net of taxes	—	(663)	—	(663)

NET INCOME	$51,843	$6,407	$(6,407)	$51,843

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the three months ended September 30, 2012

(in thousands)

	Parent	Combined Subsidiary Guarantors	Consolidating Adjustments and Other	Total Consolidated Amounts

REVENUES	$357,515	$82,668	$(4,456)	$435,727

EXPENSES:
Operating	238,115	71,932	(4,456)	305,591
General and administrative	17,524	4,491	—	22,015
Depreciation and amortization	18,805	9,583	—	28,388

	274,444	86,006	(4,456)	355,994

OPERATING INCOME (LOSS)	83,071	(3,338)	—	79,733

OTHER (INCOME) EXPENSES:
Interest expense, net	13,426	296	—	13,722
Expenses associated with debt refinancing transactions	168	—	—	168
Other income	(70)	(1)	(351)	(422)

	13,524	295	(351)	13,468

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	69,547	(3,633)	351	66,265

Income tax (expense) benefit	(24,828)	803	—	(24,025)

INCOME (LOSS) FROM CONTINUING OPERATIONS	44,719	(2,830)	351	42,240

Loss from equity in subsidiaries	(2,380)	—	2,380	—
Income from discontinued operations, net of taxes	—	99	—	99

NET INCOME (LOSS)	$42,339	$(2,731)	$2,731	$42,339

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the nine months ended September 30, 2013

(in thousands)

	Parent	Combined Subsidiary Guarantors	Consolidating Adjustments and Other	Total Consolidated Amounts

REVENUES	$945,213	$1,007,279	$(689,298)	$1,263,194

EXPENSES:
Operating	704,221	888,789	(689,298)	903,712
General and administrative	24,649	55,513	—	80,162
Depreciation and amortization	56,855	26,348	—	83,203
Asset impairments	—	985	—	985

	785,725	971,635	(689,298)	1,068,062

OPERATING INCOME	159,488	35,644	—	195,132

OTHER (INCOME) EXPENSES:
Interest expense, net	29,593	5,263	—	34,856
Expenses associated with debt refinancing transactions	28,563	7,965	—	36,528
Other (income) expense	45	(107)	(58)	(120)

	58,201	13,121	(58)	71,264

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	101,287	22,523	58	123,868

Income tax benefit (expense)	137,981	(4,728)	—	133,253

INCOME FROM CONTINUING OPERATIONS	239,268	17,795	58	257,121

Income from equity in subsidiaries	14,096	—	(14,096)	—
Loss from discontinued operations, net of taxes	—	(3,757)	—	(3,757)

NET INCOME	$253,364	$14,038	$(14,038)	$253,364

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the nine months ended September 30, 2012

(in thousands)

	Parent	Combined Subsidiary Guarantors	Consolidating Adjustments and Other	Total Consolidated Amounts

REVENUES	$1,063,159	$246,254	$(13,433)	$1,295,980

EXPENSES:
Operating	715,354	218,144	(13,433)	920,065
General and administrative	53,292	13,658	—	66,950
Depreciation and amortization	55,515	29,141	—	84,656

	824,161	260,943	(13,433)	1,071,671

OPERATING INCOME (LOSS)	238,998	(14,689)	—	224,309

OTHER (INCOME) EXPENSES:
Interest expense, net	44,453	888	—	45,341
Expenses associated with debt refinancing transactions	1,996	—	—	1,996
Other income	(22)	(36)	(312)	(370)

	46,427	852	(312)	46,967

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	192,571	(15,541)	312	177,342

Income tax (expense) benefit	(68,748)	3,114	—	(65,634)

INCOME (LOSS) FROM CONTINUING OPERATIONS	123,823	(12,427)	312	111,708

Loss from equity in subsidiaries	(12,470)	—	12,470	—
Loss from discontinued operations, net of taxes	—	(355)	—	(355)

NET INCOME (LOSS)	$111,353	$(12,782)	$12,782	$111,353

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the nine months ended September 30, 2013

(in thousands)

	Parent	Combined Subsidiary Guarantors	Consolidating Adjustments And Other		Total Consolidated Amounts
Net cash provided by operating activities	$165,603	$118,001		$—	$283,604
Net cash used in investing activities	(52,887)	(44,681)		15,000	(82,568)
Net cash used in financing activities	(61,708)	(117,002)		(15,000)	(193,710)

Net Increase (Decrease) in Cash and Cash Equivalents	51,008	(43,682)		—	7,326

CASH AND CASH EQUIVALENTS, beginning of period	—	62,897		—	62,897

CASH AND CASH EQUIVALENTS, end of period	$51,008	$19,215	$		$70,223

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the nine months ended September 30, 2012

(in thousands)

	Parent	Combined Subsidiary Guarantors	Consolidating Adjustments And Other	Total Consolidated Amounts
Net cash provided by operating activities	$202,674	$20,377	$—	$223,051
Net cash used in investing activities	(35,307)	(26,993)	—	(62,300)
Net cash used in financing activities	(167,367)	10,026	—	(157,341)

Net Increase in Cash and Cash Equivalents	—	3,410	—	3,410

CASH AND CASH EQUIVALENTS, beginning of period	—	55,832	—	55,832

CASH AND CASH EQUIVALENTS, end of period	$—	$59,242	$—	$59,242

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

This quarterly report on Form 10-Q contains statements as to our beliefs and expectations of the outcome of future events that are forward-looking statements as defined within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of current or historical fact contained herein, including statements regarding our future financial position, business strategy, budgets, projected costs and plans, and objectives of management for future operations, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “estimate,” “expect,” “intend,” “may,” “plan,” “projects,” “will,” and similar expressions, as they relate to us, are intended to identify forward-looking statements. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from the statements made. These include, but are not limited to, the risks and uncertainties associated with:

•	general economic and market conditions, including the impact governmental budgets can have on our per diem rates and occupancy;

•	fluctuations in operating results because of, among other things, changes in occupancy levels, competition, increases in cost of operations, fluctuations in interest rates, and risks of operations;

•	changes in the privatization of the corrections and detention industry and the public acceptance of our services;

•	changes in governmental policy and in legislation and regulation of the corrections and detention industry that adversely affect our business, including, but not limited to, the impact of a government shutdown, the impact of the Budget Control Act of 2011 on federal corrections budgets, California’s utilization of out-of-state private correctional capacity, and the impact of any changes to immigration reform laws;

•	our ability to obtain and maintain correctional facility management contracts, including as the result of sufficient governmental appropriations, inmate disturbances, and the timing of the opening of new facilities and the commencement of new management contracts as well as our ability to utilize current available beds and new capacity as development and expansion projects are completed;

•	increases in costs to develop or expand correctional facilities that exceed original estimates, or the inability to complete such projects on schedule as a result of various factors, many of which are beyond our control, such as weather, labor conditions, and material shortages, resulting in increased construction costs;

•	our ability to meet and maintain qualification for taxation as a real estate investment trust (“REIT”); and

•	the availability of debt and equity financing on terms that are favorable to us.

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

OVERVIEW

The Company

We currently own or control 53 correctional and detention facilities, and manage 16 additional facilities owned by our government partners, with a total design capacity of approximately 90,000 beds in 20 states and the District of Columbia. We specialize in owning, operating, and managing prisons and other correctional facilities and providing inmate residential, community re-entry and prisoner transportation services for governmental agencies. In addition to providing the fundamental residential services relating to inmates, our facilities offer a variety of rehabilitation and educational programs, including basic education, religious services, life skills and employment training and substance abuse treatment. These services are intended to reduce recidivism and to prepare inmates for their successful re-entry into society upon their release. We also provide inmates health care (including medical, dental and mental health services), food services and work and recreational programs.

Our website address is www.cca.com. We make our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), available on our website, free of charge, as soon as reasonably practicable after these reports are filed with or furnished to the SEC. Information on or made available through our website is not part of this report.

REIT Conversion

In February 2013, we received a favorable ruling from the Internal Revenue Service (“IRS”) substantially in the form submitted, and announced that we had completed our analysis of the feasibility and potential benefits of a conversion to a real estate investment trust (“REIT”) and had completed the reorganization of our corporate structure to begin operating as a REIT for federal income tax purposes effective January 1, 2013. We believe the REIT conversion maximizes our ability to create stockholder value given the nature of our assets, helps lower our cost of capital, draws a larger base of potential stockholders, provides greater flexibility to pursue growth opportunities, and creates a more efficient operating structure.

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

As a REIT, we generally will be required to annually distribute to our stockholders an amount equal to at least 90% of our REIT taxable income (determined without regard to the dividends paid deduction and excluding net capital gains). Our REIT taxable income typically will not include income earned by our TRSs except to the extent the TRSs pay dividends to the REIT. Prior to the REIT conversion, we operated as a C corporation for federal income tax purposes. A REIT is not permitted to retain earnings and profits accumulated during the years it was taxed as a C corporation, and must make one or more distributions to stockholders that equal or exceed those accumulated amounts. On April 8, 2013, our Board of Directors declared a special dividend to stockholders of $675.0 million, or $6.66 per share of common stock, in satisfaction of the requirements to distribute our previously undistributed accumulated earnings and profits attributable to tax periods ending prior to January 1, 2013. We paid the special dividend on May 20, 2013 to stockholders on record as of April 19, 2013. The special dividend was composed of cash and shares of our common stock, at each stockholder’s election, subject to a cap on the total amount of cash equal to 20% of the aggregate amount of the special dividend, or $135.0 million. The balance of the special dividend was paid in the form of 13.9 million additional shares of our common stock.

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

Asset impairments. Although we experienced asset impairments of $1.8 million, excluding goodwill, during the second quarter of 2013 associated with the termination of the management contract at the managed-only Wilkinson County Correctional Facility, the primary risk we face for future asset impairment charges, excluding goodwill, is associated with correctional facilities we own. As of September 30, 2013, we had $2.5 billion in property and equipment, including $160.2 million in long-lived assets excluding equipment, at nine idled facilities, including the Mineral Wells and Marion Adjustment facilities that were idled during the third quarter of 2013. The impairment analyses we performed for each of these facilities excluded the net book value of equipment, as a substantial portion of the equipment is easily transferrable to other company-owned facilities without significant cost. From the date each facility became idle, the idled facilities incurred combined operating expenses of $5.1 million and $4.5 million for the nine months ended September 30, 2013 and 2012, respectively.

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

We re-perform the impairment analyses on an annual basis for each of the idle facilities and for the suspended construction project, and evaluate on a quarterly basis market developments for the potential utilization of each of these facilities in order to identify events that may cause us to reconsider our most recent assumptions. Such events could include negotiations with a prospective customer for the utilization of an idle facility at terms significantly less favorable than used in our most recent impairment analysis, or changes in legislation surrounding a particular facility that could impact our ability to house certain types of inmates at such facility, or a demolition or substantial renovation of a facility. Further, a substantial increase in the number of available beds at other facilities we own could lead to a deterioration in market conditions and cash flows that we might be able to obtain under a new management contract at our idle facilities. We have historically secured contracts with customers at existing facilities that were already operational, allowing us to move the existing population to other idle facilities. Although they are not frequently received, an unsolicited offer to purchase any of our idle facilities at amounts that are less than the carrying value could also cause us to reconsider the assumptions used in our most recent impairment analysis. However, we can provide no assurance that we will be able to secure agreements to utilize our idle facilities, or that we will not incur impairment charges in the future.

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

Goodwill impairments. As of September 30, 2013, we had $17.2 million of goodwill related to certain of our managed-only facilities and at two facilities we do not own but control through leases. We evaluate the carrying value of goodwill during the fourth quarter of each year, in connection with our annual budgeting process, and whenever circumstances indicate the carrying value of goodwill may not be recoverable. Such circumstances primarily include, but are not limited to, the termination of a management contract or a significant decrease in inmate populations within a reporting unit.

During the second quarter of 2013, we received notification that we were not selected for the continued management of the 1,000-bed Wilkinson County Correctional Facility at the end of the contract on June 30, 2013. As a result of this managed-only contract termination, we recorded a goodwill impairment of $0.8 million in the second quarter of 2013, which has been reported in discontinued operations in the consolidated statement of operations.

During the third quarter of 2013, we reported an asset impairment of $1.0 million for the write-off of goodwill associated with the Idaho Correctional Center. During the second quarter of 2013, the state of Idaho reported that they expected to solicit bids for the management of the Idaho Correctional Center upon the expiration of our contract in June 2014. During the third quarter of 2013, we decided not to submit a bid and, therefore, expect to transition management to another operator upon expiration of the contract.

In September 2011, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2011-08 that gives companies the option to perform a qualitative assessment that may allow them to skip the annual two-step impairment test. Under the amendments in ASU 2011-08, a company has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. If the two-step impairment test is required, we determine the fair value of a reporting unit using a collaboration of various common valuation techniques, including market multiples and discounted cash flows. We evaluated our goodwill for impairment in the fourth quarter of 2012 by using the qualitative factors described in ASU 2011-08 and concluded that it was not more likely than not that the fair value of our reporting units was less than the carrying amounts thus allowing us to forego the two-step impairment test. We do not expect our estimates or assumptions used in this analysis to change in the near term such that they would trigger an impairment of goodwill, except for notification of a contract termination or non-renewal of a contract by a customer at a facility with goodwill, like we experienced during the second and third quarters of 2013 at the Wilkinson and Idaho facilities. As further described hereafter, we also expect to report a goodwill impairment charge of $1.1 million during the fourth quarter of 2013 associated with a facility we manage in Florida resulting from the expected termination of a management contract. Each of these techniques requires considerable judgment and estimations which could change in the future.

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

Self-funded insurance reserves. As of September 30, 2013, we had $34.0 million in accrued liabilities for employee health, workers’ compensation, and automobile insurance claims. We are significantly self-insured for employee health, workers’ compensation, and automobile liability insurance claims. As such, our insurance expense is largely dependent on claims experience and our ability to control our claims. We have consistently accrued the estimated liability for employee health insurance claims based on our history of claims experience and the time lag between the incident date and the date we pay the claims. We have accrued the estimated liability for workers’ compensation claims based on an actuarial valuation of the outstanding liabilities, discounted to the net present value of the outstanding liabilities, using a combination of actuarial methods used to project ultimate losses, and our automobile insurance claims based on estimated development factors on claims incurred. The liability for employee health, workers’ compensation, and automobile insurance includes estimates for both claims incurred and for claims incurred but not reported. These estimates could change in the future. It is possible that future cash flows and results of operations could be materially affected by changes in our assumptions, new developments, or by the effectiveness of our strategies.

Legal reserves. As of September 30, 2013, we had $6.7 million in accrued liabilities related to certain legal proceedings in which we are involved. We have accrued our best estimate of the probable costs for the resolution of these claims based on a range of potential outcomes. In addition, we are subject to current and potential future legal proceedings for which little or no accrual has been reflected because our current assessment of the potential exposure is nominal. These estimates have been developed in consultation with our General Counsel’s office and, as appropriate, outside counsel handling these matters, and are based upon an analysis of potential results, assuming a combination of litigation and settlement strategies. It is possible that future cash flows and results of operations could be materially affected by changes in our assumptions, new developments, or by the effectiveness of our strategies.

LEGISLATIVE AND REGULATORY DEVELOPMENTS

The information in this section updates and supplements information regarding legislative and regulatory developments set forth in “Government Regulation—Business Regulations” in our 2012 Form 10-K. Also see “Risk Factors” in our 2012 Form 10-K for a discussion of risks relating to legislative and regulatory matters.

On September 26, 2013, the Federal Communications Commission (“FCC”), which regulates interstate communications and state utility commissions, which regulate intrastate communications, released a Report and Order and Further Notice of Proposed Rulemaking on the subject of rates reform for interstate inmate calling services (the “Order”). The Order will be effective 90 days after its publication in the Federal Register. The Order will have a significant impact on the rates that may be charged for inmate calling services, or ICS, which include per-minute charges, per-call charges, and ancillary charges and other fees charged in connection with such service.

The Order applies directly to ICS providers who offer their services pursuant to contracts with correctional facilities, including those that we manage. The Order places limits on rates that ICS providers can charge, and eliminates commission payments on interstate calling services. The Order is not currently expected to result in a material impact on our financial statements, as a significant amount of commissions paid by our ICS providers are passed along to our customers or are reserved and used for the benefit of inmates in our care.

A number of judicial challenges to the Order are pending and additional future challenges are possible, any of which could alter or delay the FCC’s implementation of the Order. In addition, based on the Order and/or the outcome of its challenges, various state commissions may consider changes to their intrastate rates. Moreover, the Order seeks comment on additional measures for rate reform and the FCC has indicated that further reform of interstate and intrastate ICS rates is likely forthcoming. For these and other reasons, we cannot predict the ultimate impact of the Order on our results of operations at this time.

RESULTS OF OPERATIONS

Our results of operations are impacted by the number of facilities we owned and managed, the number of facilities we managed but did not own, the number of facilities we leased to other operators, and the facilities we owned that were not in operation. The following table sets forth the changes in the number of facilities operated for the periods presented:

	Effective Date	Owned and Managed	Managed Only	Leased	Total

Facilities as of December 31, 2011		46	21	2	69

Termination of the management contract for the Delta Correctional Facility	January 2012	—	(1)	—	(1)
Activation of the Jenkins Correctional Center	March 2012	1	—	—	1

Facilities as of December 31, 2012		47	20	2	69

Reclassification of Elizabeth Detention Center as owned and managed from managed only	January 2013	1	(1)	—	—
Reclassification of North Georgia Detention Center as owned and managed from managed only	January 2013	1	(1)	—	—
Termination of the management contract for the Wilkinson County Correctional Facility	June 2013	—	(1)	—	(1)
Acquisition of CAI	July 2013	2	—	—	2
Termination of the management contract for the Dawson State Jail	August 2013	—	(1)	—	(1)
Assignment of the contract at the Bridgeport Pre-Parole Transfer Facility	September 2013	(1)	—	1	—

Facilities as of September 30, 2013		50	16	3	69

Three and Nine Months Ended September 30, 2013 Compared to the Three and Nine Months Ended September 30, 2012

Net income was $51.8 million, or $0.44 per diluted share, for the three months ended September 30, 2013, compared with net income of $42.3 million, or $0.42 per diluted share, for the three months ended September 30, 2012. During the nine months ended September 30, 2013, we generated net income of $253.4 million, or $2.32 per diluted share, compared with net income of $111.4 million, or $1.11 per diluted share, for the nine months ended September 30, 2012.

Net income was negatively impacted during the three and nine months ended September 30, 2013 due to several non-routine items including $0.7 million, net of taxes, or $0.01 per diluted share during the three-month period, and $43.1 million, net of taxes, or $0.39 per diluted share during the nine-month period, for expenses associated with debt refinancing transactions, the REIT conversion, and with the acquisition of Correctional Alternatives, Inc. (“CAI”), as further described hereafter. Net income was also negatively impacted during the three and nine months ended September 30, 2013 by asset impairments associated with contract terminations of $1.0 million, net of taxes, or $0.01 per diluted share, and $2.9 million, net of taxes, or $0.03 per diluted share, respectively. Net income was favorably impacted during the first nine months of 2013 by the income tax benefit of $137.7 million recorded during the first quarter of 2013, or $1.26 per diluted share, due to the revaluation of certain deferred tax assets and liabilities and other income taxes associated with the REIT conversion effective January 1, 2013. In addition, results for the nine months ended September 30, 2013 were favorably impacted by a tax benefit of $4.9 million, or $0.05 per share due to certain tax strategies implemented during the second quarter of 2013 that resulted in a further reduction in income taxes. The income tax benefit during the second quarter of 2013 was offset by our decision to provide bonuses totaling $5.0 million, or $0.05 per share after taxes, to non-management staff in lieu of merit increases in 2013. We have monitored our compensation levels very closely and believe these adjustments to our compensation strategy were necessary to help ensure the long-term success of our business.

Net income was favorably impacted during the three and nine months ended September 30, 2012 by our refinancing activities completed during 2012 through a reduction to interest expense, as well as by our stock repurchase programs. Partially offsetting these favorable impacts, net income was negatively impacted during the three and nine months ended September 30, 2012 by charges totaling $0.9 million, or $0.01 per diluted share after taxes, and $2.5 million, or $0.02 per diluted share after taxes, respectively, associated with debt refinancing transactions and the charges associated with the REIT conversion as previously described.

Facility Operations

A key performance indicator we use to measure the revenue and expenses associated with the operation of the facilities we own or manage is expressed in terms of a compensated man-day, which represents the revenue we generate and expenses we incur for one inmate for one calendar day. Revenue and expenses per compensated man-day are computed by dividing facility revenue and expenses by the total number of compensated man-days during the period. A compensated man-day represents a calendar day for which we are paid for the occupancy of an inmate. We believe the measurement is useful because we are compensated for operating and managing facilities at an inmate per-diem rate based upon actual or minimum guaranteed occupancy levels. We also measure our ability to contain costs on a per-compensated man-day basis, which is largely dependent upon the number of inmates we accommodate. Further, per compensated man-day measurements are also used to estimate our potential profitability based on certain occupancy levels relative to design capacity. Revenue and expenses per compensated man-day for all of the facilities placed into service that we owned or managed, exclusive of those discontinued (see further discussion below regarding discontinued operations), were as follows for the three and nine months ended September 30, 2013 and 2012:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012

Revenue per compensated man-day	$60.60	$60.27	$60.56	$60.24
Operating expenses per compensated man-day:
Fixed expense	32.59	31.84	32.75	32.12
Variable expense	10.37	9.93	10.09	10.13

Total	42.96	41.77	42.84	42.25

Operating income per compensated man-day	$17.64	$18.50	$17.72	$17.99

Operating margin	29.1%	30.7%	29.3%	29.9%

Average compensated occupancy	84.1%	88.1%	85.2%	88.4%

Average available beds	89,646	88,827	89,405	88,516

Average compensated population	75,389	78,276	76,215	78,260

Revenue

Average daily compensated population for the quarter ended September 30, 2013 decreased 2,887 from 78,276 in the third quarter of 2012 to 75,389 in the third quarter of 2013, while average daily compensated population for the nine months ended September 30, 2013 decreased 2,045 from the comparable period in 2012. We have experienced recent declines in populations from the United States Marshals Service (“USMS”) across several of our facilities primarily in the southwest part of the United States resulting in the decline in average compensated population. We housed approximately 9,050 USMS offenders as of September 30, 2013 compared with approximately 9,800 USMS offenders as of September 30, 2012. Additionally, the decline in average compensated occupancy resulting from idling our 2,103-bed Mineral Wells Pre-Parole Transfer Facility also contributed to the reduction in compensated population as the state of Texas began ramping down populations at this facility in advance of the anticipated contract termination in August 2013. These declines were partially offset by the activation of our Jenkins Correctional Center in March 2012 as well as the activation of a 454-bed expansion at our McRae Correctional Facility in the fourth quarter of 2012.

Our total revenue decreased by $14.3 million, or 3.3%, during the third quarter of 2013 compared with the same period in the prior year. This reduction consisted of a decrease in revenue of approximately $16.0 million caused by a decrease in the average daily compensated population during the third quarter of 2013, partially offset by a slight increase of 0.5% in the average revenue per compensated man-day.

Business from our federal customers, including primarily the Federal Bureau of Prisons (“BOP”), the USMS, and U.S. Immigration and Customs Enforcement (“ICE”), continues to be a significant component of our business. Our federal customers generated approximately 43% of our total revenue for both the three months ended September 30, 2013 and 2012, but decreased $7.6 million, from $188.9 million during the three months ended September 30, 2012 to $181.3 million during the three months ended September 30, 2013. Federal revenues decreased $23.1 million, or 4.1%, from $570.2 million for the nine months ended September 30, 2012, to $547.1 million for the nine months ended September 30, 2013.

On the federal level, our partners at BOP, USMS and ICE have been impacted by the Budget Control Act of 2011, which mandates across the board spending cuts (through a process called “sequestration”) in order to meet overall discretionary spending limits in fiscal year 2013 and beyond. We also expect federal inmate populations to be negatively impacted by the government shutdown during the fourth quarter of 2013.

Several of our state partners are projecting modest increases in tax revenues and improvements in their budgets. All of our state partners have balanced budget requirements, which may force them to further reduce their expenses if their tax revenues, which typically lag the overall economy, do not meet their expectations. Actions by our federal and state partners to control their expenses could include reductions in inmate populations through early release programs, alternative sentencing, or inmate transfers from facilities managed by private operators to facilities operated by government jurisdictions. Further, certain government partners have requested, and additional government partners could request, reductions in per diem rates or request that we forego prospective rate increases in the future as methods of addressing the budget shortfalls they may be experiencing. We believe we have been successful in working with our government partners to help them manage their correctional costs while minimizing the financial impact to us, and will continue to provide unique solutions to their correctional needs. We believe the long-term growth opportunities of our business remain very attractive as certain states consider efficiency and savings opportunities we can provide. Further, we expect insufficient bed development by our partners to result in future demand for additional bed capacity.

Operating Expenses

Operating expenses totaled $301.5 million and $305.6 million for the three months ended September 30, 2013 and 2012, respectively, while operating expenses for the nine months ended September 30, 2013 and 2012 totaled $903.7 million and $920.1 million, respectively.

Fixed expenses per compensated man-day increased to $32.59 during the three months ended September 30, 2013 from $31.84 during the three months ended September 30, 2012 primarily as a result of an increase in salaries and benefits per compensated man-day of $0.30. Fixed expenses per compensated man-day increased to $32.75 during the nine months ended September 30, 2013 from $32.12 during the nine months ended September 30, 2012 as a result of an increase in salaries and benefits per compensated man-day of $0.42. We provided wage increases in the third quarters of 2011 and 2012 to the majority of our employees, which has resulted in an increase in operating expenses per compensated man-day, particularly as these fixed expenses have been leveraged over lower inmate populations. We did not provide wage increases to the majority of our employees in 2013. However, in lieu of a wage increase we elected to pay approximately $5.0 million in bonuses to non-management level staff. We continually monitor compensation levels very closely along with overall economic conditions and will set wage levels necessary to help ensure the long-term success of our business. Salaries and benefits represent the most significant component of fixed operating expenses and represented approximately 64% of total operating expenses during both 2012 and for the first nine months of 2013.

Notwithstanding the impact of the wage increases and bonuses to non-management level employees described above, total salaries and benefits decreased $8.7 million during the first nine months of 2013 compared with the same period in 2012, most notably as a result of idling the Otter Creek Correctional Center during the third quarter of 2012 and idling the Mineral Wells Pre-Parole Transfer Facility during the third quarter of 2013. Further, a reduction in staffing at our North Fork Correctional Facility resulting from the reduction in state of California inmates being housed at this facility also contributed to the decline in salaries and benefits. Salaries and benefits decreased $7.8 million at these facilities during the nine months ended September 30, 2013.

Variable expenses decreased $0.04 per compensated man-day during the nine months ended September 30, 2013 from the same period in the prior year, while variable expenses increased $0.44 per compensated man-day during the three months ended September 30, 2013 from the same period in the prior year. The three and nine month periods in 2013 were favorably impacted by the implementation of sales tax strategies that generated approximately $3.0 million of sales tax refunds during the third quarter of 2013, while increases in inmate medical, contractual inflationary increases in food service, and expenses associated with transitioning inmate populations at several facilities offset those favorable variances.

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

During the fourth quarter of 2013, the Florida Department of Management Services (“DMS”) awarded to another operator contracts to manage three facilities owned by the state of Florida that we currently manage under contracts that expire January 31, 2014. Accordingly, we will transfer operations of these facilities to the new operator upon expiration of the contracts.

The state of Idaho also announced in June 2013 that it was electing to not exercise option periods available upon expiration of the base contract on June 30, 2014 to manage the state-owned Idaho Correctional Center. The state of Idaho expects to issue a competitive procurement for the Idaho Correctional Center prior to the expiration of the contract. We have decided not to submit a bid for the continued management of this facility.

We generated operating income, net of depreciation and amortization, of $0.5 million and $1.1 million at these four facilities during the three months ended September 30, 2013 and 2012, respectively. We generated operating income, net of depreciation and amortization, of $2.4 million and $3.1 million at these four facilities during the nine months ended September 30, 2013 and 2012, respectively. We also reported asset impairments of $1.0 million during the third quarter of 2013 for goodwill associated with the Idaho facility, and expect to report asset impairments of $1.1 million during the fourth quarter of 2013 for goodwill associated with one of the facilities we manage for the DMS.

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

We continually evaluate the financial performance of certain facilities in our portfolio. Accordingly, we are currently assessing the termination of a contract at a facility that, if terminated, would result in a non-cash impairment charge of approximately $4.6 million.

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012

Owned and Managed Facilities:
Revenue per compensated man-day	$68.27	$67.64	$68.12	$67.62
Operating expenses per compensated man-day:
Fixed expense	35.38	34.05	35.39	34.36
Variable expense	10.80	10.27	10.50	10.51

Total	46.18	44.32	45.89	44.87

Operating income per compensated man-day	$22.09	$23.32	$22.23	$22.75

Operating margin	32.4%	34.5%	32.6%	33.6%

Average compensated occupancy	80.2%	85.4%	81.7%	85.8%

Average available beds	68,340	67,521	68,099	67,210

Average compensated population	54,792	57,650	55,612	57,662

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012

Managed Only Facilities:
Revenue per compensated man-day	$40.18	$39.68	$40.14	$39.56
Operating expenses per compensated man-day:
Fixed expense	25.15	25.65	25.61	25.85
Variable expense	9.25	9.00	9.01	9.05

Total	34.40	34.65	34.62	34.90

Operating income per compensated man-day	$5.78	$5.03	$5.52	$4.66

Operating margin	14.4%	12.7%	13.8%	11.8%

Average compensated occupancy	96.7%	96.8%	96.7%	96.7%

Average available beds	21,306	21,306	21,306	21,306

Average compensated population	20,597	20,626	20,603	20,598

Owned and Managed Facilities

Facility net operating income, or the operating income or loss from operations before interest, taxes, asset impairments, depreciation and amortization, at our owned and managed facilities decreased by $12.3 million, from $123.7 million during the third quarter of 2012 to $111.4 million during the third quarter of 2013. Facility net operating income at our owned and managed facilities decreased $21.9 million, from $359.5 million during the nine months ended September 30, 2012 to $337.6 million during the nine months ended September 30,

2013. The decrease in facility net operating income at our owned and managed facilities during 2013 is largely the result of the aforementioned wage increases provided to the majority of our employees in July 2011 and 2012 and the bonuses for non-management level employees during 2013, as well as reductions in margins associated with declines in USMS populations at certain facilities, the termination of the contract at our Mineral Wells Pre-Parole Transfer Facility, a decrease in ICE populations at the Stewart and North Georgia facilities, and a decrease in inmate populations from the state of California Department of Corrections and Rehabilitation (the “CDCR”).

In July 2013, we extended our agreement with the CDCR to continue to house inmates at the four facilities we currently operate for them in Arizona, Oklahoma, and Mississippi. The extension, which runs through June 30, 2016, also allows CDCR to transition California inmates currently housed at our 1,596-bed Red Rock Correctional Center to other CCA facilities upon mutual agreement. We are working with California on a transition plan to remove all of its inmates from our Red Rock Correctional Center before December 1, 2013, in order to make room for inmates under our new contract with the state of Arizona, which is effective January 1, 2014. While the transition has resulted in the loss of some of the inmates housed at the Red Rock facility, the transition plan included retention and transfer of certain inmates to other CCA facilities.

In May 2011, in response to a lawsuit brought by inmates against the state of California, the U.S. Supreme Court upheld a lower court ruling issued by a three judge panel requiring California to reduce its inmate population to 137.5% of its then current capacity, or to 110,000 inmates. As of September 30, 2013, the adult inmate population held in state of California institutions totaled approximately 120,000 inmates, which did not include the California inmates held in our out-of-state facilities. In October 2013, the U.S. Supreme Court refused to hear the State’s appeal of the three judge panel’s order stating that the high court did not have jurisdiction in the case. That decision leaves the most recent capacity order from the three judge panel in effect, which is described in more detail hereafter.

In an effort to meet the Federal court ruling, the fiscal year 2012 budget of the state of California called for a significant reallocation of responsibilities from state government to local jurisdictions, including housing certain lower level inmates that were the responsibility of the State. This realignment plan commenced on October 1, 2011 and has resulted in a reduction in state inmate populations of approximately 24,000 as of September 30, 2013.

During the third quarter of 2013, the State passed legislation providing $315 million in its fiscal year 2014 that provides funding for our base contract of approximately 9,000 beds, additional out-of-state capacity over our base contract, as well as to lease prison space in-state in order to meet the 137.5% of capacity cap. Concurrently, the State has asked the court to amend its order and provide an extension on the date of compliance in return for adding additional resources toward community-based inmate programs that reduce recidivism. The State would pay for the additional programs by redirecting a portion of the monies allocated for additional out-of-state capacity described above. In response to the State’s request, the three judge panel ordered the inmate plaintiffs to meet and confer on the State’s proposal and extended the date of compliance to February 24, 2014. The judges have also placed a moratorium on the execution of additional contracts out-of-state while the meet and confer process is ongoing. On October 14, 2013, the U.S. Supreme Court declined to hear the State’s appeal of the capacity reduction order, thereby placing the authority on the date and means of compliance with the three judge panel. Subsequently, the State filed another appeal with the U.S. Supreme Court specifically appealing the moratorium on the execution of additional contracts out-of-state. The timing of when the U.S. Supreme Court would make a decision on hearing the State’s most recent appeal is unclear.

In October 2013, we announced that we entered into a lease for our 2,304-bed California City Correctional Center with CDCR to help meet the aforementioned capacity cap. The lease agreement includes a three-year base term commencing December 1, 2013, with unlimited two-year renewal options upon mutual agreement. Annual rent during the three-year base term is fixed at $28.5 million. After the three-year base term, the rent will be increased annually by the lesser of CPI (Consumer Price Index) or 2%. We will be responsible for repairs and maintenance, property taxes and property insurance, while all other aspects and costs of facility operations will be the responsibility of the CDCR. We will also provide up to $10.0 million in tenant improvements at no additional cost to the CDCR. Upon mutual agreement, we will fund additional tenant improvements, which would be repaid by the CDCR in monthly installments over 15 years, beginning July 1, 2014.

It is unclear at this time what the resolution of the meet and confer process between the State and inmate attorneys will be and therefore the impact on the long-term utilization by the CDCR of our out-of-state beds. The return of the California inmates to the state of California would have a significant adverse impact on our financial position, results of operations, and cash flows. We housed approximately 8,500 inmates from the state of California as of September 30, 2013, compared with approximately 8,700 California inmates as of September 30, 2012. Approximately 12% and 13% of our total revenue for the nine months ended September 30, 2013 and September 30, 2012, respectively, was generated from the CDCR.

During the second quarter of 2013, we announced that the Texas Department of Criminal Justice (“TDCJ”) elected not to renew its contract for our owned and operated 2,103-bed Mineral Wells Pre-Parole Transfer Facility due to a legislative budget reduction. As a result, upon expiration of the contract in August 2013, we ceased operations and idled the Mineral Wells facility. Further, the Kentucky Department of Corrections (“KDOC”) provided us notice during the second quarter of 2013 that it was not going to award a contract under the RFP that would have allowed for the KDOC’s continued use of our owned and operated 826-bed Marion Adjustment Center. We also idled the Marion Adjustment Center following the transfer of the populations during September 2013 but will continue to market the facility to other customers. These two facilities generated combined facility net operating losses of $1.0 million and $0.6 million for the three and nine months ended September 30, 2013, respectively, compared with facility net operating income of $1.7 million and $5.4 million for the three and nine months ended September 30, 2012, respectively.

We expect the fourth quarter to be negatively impacted by the aforementioned transition of inmate populations out of our California City facility as we prepare the facility for the new lease effective December 1, 2013, and at our Red Rock facility as we prepare the facility for a new contract with the state of Arizona effective January 1, 2014. We also expect the fourth quarter to be negatively impacted by our decision during the third quarter of 2013 to reactivate our Diamondback Correctional Facility for a potential customer. However, we do not have a contract and can provide no assurance that we will enter into a contract for the utilization of these beds.

Managed-Only Facilities

Facility net operating income at our managed-only facilities increased $1.5 million, from $9.5 million during the third quarter of 2012 to $11.0 million during the third quarter of 2013, and increased $4.7 million, from $26.3 million during the nine months ended September 30, 2012 to $31.0 million during the nine months ended September 30, 2013.

Revenue per compensated man-day increased to $40.18 from $39.68, or 1.3%, for the three months ended September 30, 2013 compared with the same period in the prior year, and to $40.14 from $39.56, or 1.5%, for the nine months ended September 30, 2013 compared with the same period in the prior year.

Operating expenses per compensated man-day decreased to $34.40 during the three months ended September 30, 2013 compared with $34.65 during the same period in the prior year largely due to favorable claims experience associated with our self-insured employee medical expenses during the third quarter of 2013 compared with the third quarter of 2012. Operating expenses per compensated man-day decreased to $34.62 during the nine months ended September 30, 2013 compared with $34.90 during the same period in the prior year.

During the three and nine months ended September 30, 2013, managed-only facilities generated 9.0% and 8.4% of our total facility net operating income compared with 7.2% and 6.8% during the three and nine months ended September 30, 2012, respectively.

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

General and administrative expense

For the three months ended September 30, 2013 and 2012, general and administrative expenses totaled $23.6 million and $22.0 million, respectively, while general and administrative expenses totaled $80.2 million and $67.0 million, respectively, during the nine months ended September 30, 2013 and 2012.

General and administrative expenses during the three and nine months ended September 30, 2013 included professional fees and expenses of $0.1 million and $9.9 million, respectively, associated with the conversion of our corporate structure to a REIT effective January 1, 2013, compared with $1.3 million and $1.9 million during the three and nine months ended September 30, 2012. During the three and nine months ended September 30, 2013, we also incurred $0.6 million and $0.7 million, respectively, in connection with our acquisition of CAI.

Interest expense, net

Interest expense is reported net of interest income and capitalized interest for the three and nine months ended September 30, 2013 and 2012. Gross interest expense, net of capitalized interest, was $10.9 million and $14.2 million, respectively, for the three months ended

September 30, 2013 and 2012 and was $36.4 million and $47.0 million, respectively, for the nine months ended September 30, 2013 and 2012. Gross interest expense is based on outstanding borrowings under our revolving credit facility, our outstanding senior notes, as well as the amortization of loan costs and unused facility fees. We have benefited from relatively low interest rates on our revolving credit facility, which is largely based on the London Interbank Offered Rate (LIBOR). It is possible that LIBOR could increase in the future.

Our interest expense was lower in the three- and nine-month periods in 2013 compared to the same periods in 2012 as we redeemed during 2012 all of our $375.0 million 6.25% senior unsecured notes and all of our $150.0 million 6.75% senior unsecured notes with the expanded capacity under our revolving credit facility and cash on hand. As a result of these redemptions, we reduced our weighted average interest rate. During the second quarter of 2013, we completed several refinancing transactions as further described hereafter, which has resulted in a further reduction to our interest expense.

Gross interest income was $0.5 million for both the three months ended September 30, 2013 and 2012, respectively. Gross interest income was $1.5 million and $1.6 million for the nine months ended September 30, 2013 and 2012, respectively. Gross interest income is earned on a direct financing lease, notes receivable, investments, and cash and cash equivalents.

Expenses associated with debt refinancing transactions

During the nine months ended September 30, 2013, we reported charges of $36.5 million for third-party fees and expenses associated with the tender offer and redemption for all of our outstanding 7.75% senior unsecured notes consisting of the write-off of loan costs and the unamortized discount on the 7.75% senior unsecured notes, the tender fees and expenses associated with the purchase, and the redemption premium paid on the 7.75% senior unsecured notes. These refinancing transactions are further described under “Liquidity and Capital Resources” hereafter.

During the nine months ended September 30, 2012, we reported charges of $2.0 million in connection with debt refinancing transactions, consisting of $1.6 million for the write-off of loan costs associated with both the amended revolving credit facility and the various redemptions of senior unsecured notes during 2012, and $0.4 million of fees paid in connection with the tender offer for our 6.25% senior unsecured notes in the first quarter of 2012.

Income tax expense

We incurred an income tax expense of $4.6 million and an income tax benefit of $133.3 million for the three and nine months ended September 30, 2013, respectively, compared with an income tax expense of $24.0 million and $65.6 million for the three and nine months ended September 30, 2012, respectively. The income tax benefit during the nine months ended September 30, 2013 is due primarily to the $137.7 million net tax benefit recorded in the first quarter resulting from the revaluation of certain deferred tax assets and liabilities associated with the REIT conversion effective January 1, 2013. Our effective tax rate was approximately 7.8%, excluding the aforementioned net tax benefit and the income tax impact of certain other items, and 37.0% during the nine months ended September 30, 2013 and 2012, respectively. Our effective tax rate is significantly lower in 2013 as a result of our election to be taxed as a REIT effective January 1, 2013. As a REIT, we will be entitled to a deduction for dividends paid, resulting in a substantial reduction in the amount of federal income tax expense we recognize. Substantially all of our income tax expense will be incurred based on the earnings generated by our TRSs. Our overall effective tax rate is estimated based on our current projection of taxable income primarily generated in our TRSs. The effective tax rate could fluctuate in the future based on changes in these estimates, the implementation of additional tax planning strategies, changes in federal or state tax rates or laws affecting tax credits available to us, changes in other tax laws, changes in estimates related to uncertain tax positions, or changes in state apportionment factors, as well as changes in the valuation allowance applied to our deferred tax assets that are based primarily on the amount of state net operating losses and tax credits that could expire unused.

Discontinued operations

In November 2011, we announced a joint decision with the state of Mississippi to cease operations of the 1,172-bed Delta Correctional Facility in Greenwood, Mississippi. We began ramping down the population of approximately 900 inmates from the state-owned facility in December 2011 and completely closed the facility in January 2012. Accordingly, we reclassified the results of operations, net of taxes, and the assets and liabilities of this facility as discontinued operations upon termination of operations in the first quarter of 2012 for all periods presented. The facility operated at a loss of $0.4 million, net of taxes, for the nine months ended September 30, 2012.

During the second quarter of 2013, we announced that the TDCJ elected not to renew its contract for the 2,216-bed managed-only Dawson State Jail due to a legislative budget reduction. As a result, upon expiration of the contract in August 2013, we ceased operations of the Dawson State Jail. During the second quarter of 2013, we also received notification that we were not selected for the continued management of the 1,000-bed Wilkinson County Correctional Facility at the end of the contract on June 30, 2013. Accordingly, the results of operations, net of taxes, and the assets and liabilities of the Dawson and Wilkinson facilities have been reported as discontinued operations for all periods presented. The Dawson and Wilkinson facilities operated at a combined loss of $0.7 million and $3.8 million, net of taxes, for the three and nine months ended September 30, 2013, respectively, and operated at a profit of $0.1 million, net of taxes, for the three months ended September 30, 2012 and were breakeven for the nine months ended September 30, 2012.

LIQUIDITY AND CAPITAL RESOURCES

Our principal capital requirements are for working capital, stockholder distributions, capital expenditures, and debt service payments. Capital requirements may also include cash expenditures associated with our outstanding commitments and contingencies, as further discussed in the notes to the financial statements and as further described in our 2012 Form 10-K. Additionally, we may incur capital expenditures to expand the design capacity of certain of our facilities (in order to retain management contracts) and to increase our inmate bed capacity for anticipated demand from current and future customers. We may also acquire additional correctional facilities that we believe have favorable investment returns and increase value to our stockholders.

We will also consider opportunities for growth, including potential acquisitions of businesses within our line of business and those that provide complementary services, provided we believe such opportunities will broaden our market share and/or increase the services we can provide to our customers. On July 31, 2013, we closed on the acquisition of Correctional Alternatives, Inc. (“CAI”) a privately held community corrections company for an all cash purchase price of approximately $36.5 million, excluding transaction related expenses. Founded in 1987, CAI provides cost-effective solutions for housing and rehabilitation through community corrections and re-entry services. CAI operates two facilities concentrating on community corrections and specializing in work furloughs, residential re-entry programs and home confinement for San Diego County and BOP residents. CAI owns a 120-bed facility and controls a 483-bed facility through a long-term lease.

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

Our Board of Directors has declared quarterly dividends of $0.53, $0.48, and $0.48 per share for the first, second, and third quarters of 2013, respectively, totaling $53.8 million, $55.6 million, and $55.8 million, respectively. The per share dividends for the second and third quarters reflect the additional shares outstanding as a result of the special dividend. The amount, timing and frequency of future distributions will be at the sole discretion of our Board of Directors and will be declared based upon various factors, many of which are beyond our control, including our financial condition and operating cash flows, the amount required to maintain qualification and taxation as a REIT and reduce any income and excise taxes that we otherwise would be required to pay, limitations on distributions in our existing and future debt instruments, our ability to utilize net operating losses (“NOLs”) to offset, in whole or in part, our REIT distribution requirements, limitations on our ability to fund distributions using cash generated through our TRSs and other factors that our Board of Directors may deem relevant.

As of September 30, 2013, our liquidity was provided by cash on hand of $70.1 million, and $364.8 million available under our $900.0 million revolving credit facility. During the nine months ended September 30, 2013 and 2012, we generated $283.6 million and $223.1 million, respectively, in cash through operating activities, and as of September 30, 2013, we had net working capital of $93.0 million. We currently expect to be able to meet our cash expenditure requirements for the next year utilizing these resources. None of our outstanding debt requires scheduled principal repayments and we have no debt maturities until December 2017.

Our cash flow is subject to the receipt of sufficient funding of and timely payment by contracting governmental entities. If the appropriate governmental agency does not receive sufficient appropriations to cover its contractual obligations, it may terminate our contract or delay or reduce payment to us. Delays in payment from our major customers or the termination of contracts from our major customers could have an adverse effect on our cash flow and financial condition. The temporary government shutdown during the fourth quarter of 2013 has resulted in the delay of certain payments from our federal government partners, but is not expected to have a material impact on our liquidity.

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

We incurred $36.5 million of expenses during the nine months ended September 30, 2013 associated with debt refinancing transactions consisting of the write-off of loan costs and the unamortized discount on the 7.75% unsecured senior notes, the tender fees and expenses associated with the tender offer and the redemption premium paid on the 7.75% unsecured senior notes.

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

Facility development and capital expenditures

In order to retain federal inmate populations we currently manage in the San Diego Correctional Facility, we are constructing a new facility at a site in San Diego. The existing San Diego Correctional Facility is subject to a ground lease with the County of San Diego. Under the provisions of the lease, the facility is divided into three different properties whereby, pursuant to an amendment to the ground lease executed in January 2010, ownership of the entire facility reverts to the County upon expiration of the lease on December 31, 2015. As of September 30, 2013, we have invested approximately $50.9 million related to the new facility. We have developed plans to build a detention facility and a construction timeline that coincides with the expiration of the ground lease. We currently estimate the total construction cost, inclusive of land and site development costs already incurred, will range from approximately $156.0 million to $160.0 million. We plan to offer this new facility to house the existing federal inmate populations at the San Diego Correctional Facility.

In September 2012, as previously described herein, we announced that we received an award from the Arizona Department of Corrections (“ADOC”) to house up to 1,000 medium-security inmates at our Red Rock Correctional Center in Arizona. The new management contract provides an occupancy guarantee of 90% of the contracted beds, which is expected to be implemented in two phases. We expect we will begin receiving approximately 500 inmates from Arizona beginning in January 2014 and an additional 500 inmates in the first quarter of 2015. In order to prepare the Red Rock facility to house Arizona inmates under this contract, we have incurred $15.6 million as of September 30, 2013, and expect to incur approximately $4.9 million of additional capital improvements by the end of 2013 to make certain physical plant modifications required by the ADOC.

In November 2013, we announced our decision to construct the 2,500-bed Trousdale Correctional Center in Trousdale County, Tennessee. We expect it will house state of Tennessee inmates under an inter-governmental agreement with the county of Trousdale, Tennessee. In October 2013, Trousdale County received notice from the Tennessee Department of Corrections of its intent to partner with the County to develop a new correctional facility to house State of Tennessee inmates. We are in discussions with Trousdale County officials regarding an agreement to provide and manage the correctional facility. In 2008, we purchased land in Trousdale County and began preparing the site for the development of a correctional facility. Total cost of the project is estimated at approximately $140.0 million, including costs invested to date. Construction is expected to be completed in the third quarter of 2015.

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

As previously described herein, during the fourth quarter of 2013, we entered into a new agreement to lease our California City Correctional Center to the CDCR. We currently expect to incur approximately $15.0 million in renovations to the facility to meet the operating requirements of the CDCR. The CDCR will reimburse us for all costs in excess of $10.0 million, with interest, over a fifteen-year period.

Operating Activities

Our net cash provided by operating activities for the nine months ended September 30, 2013 was $283.6 million, compared with $223.1 million for the same period in the prior year. Cash provided by operating activities represents the year to date net income plus depreciation and amortization, changes in various components of working capital, and various non-cash charges, including primarily deferred income taxes. The increase in cash provided by operating activities for the nine months ended September 30, 2013 was primarily due to lower income taxes resulting from our conversion to a REIT effective January 1, 2013 contributing to an increase in net income after adjusting for the non-cash write-off of certain deferred tax assets and liabilities resulting from the REIT conversion and adjusting for certain non-cash charges. The increase in cash provided by operating activities also resulted from favorable fluctuations in working capital balances during the first nine months of 2013 when compared to the same period in 2012.

Investing Activities

Our cash flow used in investing activities was $82.6 million for the nine months ended September 30, 2013 and was primarily attributable to capital expenditures during the nine-month period of $82.0 million, including expenditures for facility development and expansions of $18.3 million primarily related to the aforementioned facility development and expansion projects, as well as for $36.2 million in cash paid net of cash acquired, for the acquisition of CAI. Our cash flow used in investing activities was $62.3 million for the nine months ended September 30, 2012 and was primarily attributable to capital expenditures during the nine-month period of $61.2 million, including expenditures for facility development and expansions of $25.4 million.

Financing Activities

Cash flow used in financing activities was $193.7 million for the nine months ended September 30, 2013 and was primarily attributable to dividend payments of $243.8 million. Additionally, cash flow used in financing activities included $5.5 million for the purchase and retirement of common stock that was issued in connection with equity-based compensation. Cash flow used in financing activities also included $37.2 million for the payment of debt issuance and other refinancing costs. These payments were partially offset by $65.0 million of net proceeds from issuance of debt as well as the cash flows associated with exercising stock options, including the related income tax benefit of equity compensation, totaling $28.6 million.

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

Our reconciliation of net income to FFO and Normalized FFO for the three and nine months ended September 30, 2013 and 2012 is as follows (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
FUNDS FROM OPERATIONS:	2013	2012	2013	2012

Net income	$51,843	$42,339	$253,364	$111,353
Depreciation of real estate assets	20,478	20,008	60,339	58,997

Funds From Operations	72,321	62,347	313,703	170,350

Expenses associated with debt refinancing transactions, net	—	107	33,299	1,251
Expenses associated with REIT conversion, net	122	835	9,152	1,211
Expenses associated with mergers and acquisitions, net	530	—	618	—
Asset impairments, net	985	—	2,896	—
Income tax benefit for reversal of deferred taxes due to REIT conversion	—	—	(137,686)	—

Normalized Funds From Operations	$73,958	$63,289	$221,982	$172,812

Contractual Obligations

The following schedule summarizes our contractual cash obligations by the indicated period as of September 30, 2013 (in thousands):

	Payments Due By Year Ended December 31,
	2013 (remainder)	2014	2015	2016	2017	Thereafter	Total
Long-term debt	$—	$—	$—	$—	$510,000	$675,000	$1,185,000
Interest on senior notes	15,899	29,594	29,594	29,594	29,594	122,546	256,821
Contractual facility expansions	19,441	1,469	—	—	—	—	20,910
Operating leases	596	5,236	3,864	1,151	1,161	14,395	26,403

Total contractual cash obligations	$35,936	$36,299	$33,458	$30,745	$540,755	$811,941	$1,489,134

The cash obligations in the table above do not include future cash obligations for variable interest associated with our outstanding revolving credit facility as projections would be based on future outstanding balances as well as future variable interest rates, and we are unable to make reliable estimates of either. Further, the cash obligations in the table above also do not include future cash obligations for uncertain tax positions as we are unable to make reliable estimates of the timing of such payments, if any, to the taxing authorities. We had $25.2 million of letters of credit outstanding at September 30, 2013 primarily to support our requirement to repay fees and claims under our workers’ compensation plan in the event we do not repay the fees and claims due in accordance with the terms of the plan. The letters of credit are renewable annually. We did not have any draws under any outstanding letters of credit during the nine months ended September 30, 2013 or 2012. The contractual facility expansions included in the table above represent expansion or development projects for which we have already entered into a contract with a customer that obligates us to complete the expansion or development project. Certain of our other ongoing construction projects are not currently under contract and thus are not included as a contractual obligation above as we may generally suspend or terminate such projects without substantial penalty.

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

SEASONALITY AND QUARTERLY RESULTS

Our business is somewhat subject to seasonal fluctuations. Because we are generally compensated for operating and managing facilities at an inmate per diem rate, our financial results are impacted by the number of calendar days in a fiscal quarter. Our fiscal year follows the calendar year and therefore, our daily profits for the third and fourth quarters include two more days than the first quarter (except in leap years) and one more day than the second quarter. Further, salaries and benefits represent the most significant component of operating expenses. Significant portions of the Company’s unemployment taxes are recognized during the first quarter, when base wage rates reset for unemployment tax purposes. Finally, quarterly results are affected by government funding initiatives, the timing of the opening of new facilities, or the commencement of new management contracts and related start-up expenses that may mitigate or exacerbate the impact of other seasonal influences. Because of these seasonality factors, results for any quarter are not necessarily indicative of the results that may be achieved for the full fiscal year.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Our primary market risk exposure is to changes in U.S. interest rates. We are exposed to market risk related to our revolving credit facility because the interest rate on our revolving credit facility is subject to fluctuations in the market. If the interest rate for our outstanding indebtedness under the revolving credit facility was 100 basis points higher or lower during the three and nine months ended September 30, 2013, our interest expense, net of amounts capitalized, would have been increased or decreased by $1.4 million and $3.9 million, respectively.

As of September 30, 2013, we had outstanding $350.0 million of senior notes with a fixed interest rate of 4.625% and $325.0 million of senior notes with a fixed interest rate of 4.125%. Because the interest rates with respect to these instruments are fixed, a hypothetical 100 basis point increase or decrease in market interest rates would not have a material impact on our financial statements.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

None.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

Exhibit Number	Description of Exhibits

4.1*	Supplemental Indenture, dated as of September 4, 2013, by and among the Company, certain of its subsidiaries and U.S. Bank National Association, as Trustee, providing for the Company’s 4 1/8 % Senior Notes due 2020.

4.2*	Supplemental Indenture, dated as of September 4, 2013, by and among the Company, certain of its subsidiaries and U.S. Bank National Association, as Trustee, providing for the Company’s 4 5/8 % Senior Notes due 2023.

31.1*	Certification of the Company’s Chief Executive Officer pursuant to Securities and Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Company’s Chief Financial Officer pursuant to Securities and Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CORRECTIONS CORPORATION OF AMERICA

Date: November 7, 2013	/s/ Damon T. Hininger
Damon T. Hininger
President and Chief Executive Officer

/s/ Todd J Mullenger
Todd J Mullenger
Executive Vice President, Chief Financial Officer, and Principal Accounting Officer