Form 10-K
period 2013-12-31
CORRECTIONS CORP OF AMERICA
filed 2014-02-27
CIK 1070985

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.).    Yes  ☐    No  ☒

The aggregate market value of the shares of the registrant’s Common Stock held by non-affiliates was approximately $3,868,995,909 as of June 30, 2013 based on the closing price of such shares on the New York Stock Exchange on that day. The number of shares of the registrant’s Common Stock outstanding on February 18, 2014 was 115,954,124.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s definitive Proxy Statement for the 2014 Annual Meeting of Stockholders, currently scheduled to be held on May 15, 2014, are incorporated by reference into Part III of this Annual Report on Form 10-K.

CORRECTIONS CORPORATION OF AMERICA

FORM 10-K

For the fiscal year ended December 31, 2013

CAUTIONARY STATEMENT REGARDING

FORWARD-LOOKING INFORMATION

This Annual Report on Form 10-K contains statements that are forward-looking statements as defined within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements give our current expectations of forecasts of future events. All statements other than statements of current or historical fact contained in this Annual Report, including statements regarding our future financial position, business strategy, budgets, projected costs, and plans and objectives of management for future operations, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “estimate,” “expect,” “intend,” “may,” “plan,” “projects,” “will,” and similar expressions, as they relate to us, are intended to identify forward-looking statements. These forward-looking statements are based on our current plans and actual future activities, and our results of operations may be materially different from those set forth in the forward-looking statements. In particular these include, among other things, statements relating to:

•	general economic and market conditions, including the impact governmental budgets can have on our per diem rates and occupancy;

•	fluctuations in our operating results because of, among other things, changes in occupancy levels, competition, increases in costs of operations, fluctuations in interest rates, and risks of operations;

•	changes in the privatization of the corrections and detention industry and the public acceptance of our services;

•	our ability to obtain and maintain correctional facility management contracts, including as the result of sufficient governmental appropriations, inmate disturbances, and the timing of the opening of new facilities and the commencement of new management contracts as well as our ability to utilize current available beds and new capacity as development and expansion projects are completed;

•	increases in costs to develop or expand correctional facilities that exceed original estimates, or the inability to complete such projects on schedule as a result of various factors, many of which are beyond our control, such as weather, labor conditions, and material shortages, resulting in increased construction costs;

•	changes in government policy and in legislation and regulation of the corrections and detention industry that adversely affect our business, including, but not limited to the impact of a government shutdown, California’s utilization of out-of-state private correctional capacity, and the impact of any changes to immigration reform laws;

•	our ability to meet and maintain qualification for taxation as a real estate investment trust (“REIT”); and

•	the availability of debt and equity financing on terms that are favorable to us.

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

Overview

We are the nation’s largest owner of privatized correctional and detention facilities and one of the largest prison operators in the United States behind only the federal government and three states. We currently own or control 53 correctional and detention facilities and manage 13 additional facilities owned by our government partners, with a total design capacity of approximately 86,000 beds in 20 states and the District of Columbia.

We specialize in owning, operating, and managing prisons and other correctional facilities and providing inmate residential, community re-entry, and prisoner transportation services for governmental agencies. In addition to providing the fundamental residential services relating to inmates, our facilities offer a variety of rehabilitation and educational programs, including basic education, religious services, life skills and employment training and substance abuse treatment. These services are intended to help reduce recidivism and to prepare inmates for their successful reentry into society upon their release. We also provide or make available to inmates certain health care (including medical, dental, and mental health services), food services, and work and recreational programs.

We are a Maryland corporation and were formed in 1983. Our principal executive offices are located at 10 Burton Hills Boulevard, Nashville, Tennessee, 37215, and our telephone number at that location is (615) 263-3000. Our website address is www.cca.com. We make our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), available on our website, free of charge, as soon as reasonably practicable after these reports are filed with or furnished to the Securities and Exchange Commission (the “SEC”). Information contained on our website is not part of this Annual Report.

REIT Conversion

In February 2013, we received a favorable ruling from the Internal Revenue Service (“IRS”) substantially in the form submitted, and announced that we had completed our analysis of the feasibility and potential benefits of a conversion to a real estate investment trust (“REIT”) and had completed the reorganization of our corporate structure to begin operating as a REIT for federal income tax purposes effective January 1, 2013. We believe that operating as a REIT maximizes our ability to create stockholder value given the nature of our assets, helps lower our cost of capital, draws a larger base of potential stockholders, provides greater flexibility to pursue growth opportunities, and creates a more efficient operating structure.

Since the completion of our REIT reorganization, we provide correctional services and conduct other operations through taxable REIT subsidiaries (“TRSs”). A TRS is a subsidiary of a REIT that is subject to applicable corporate income tax and certain qualification requirements. Our use of TRSs enables us to comply with REIT qualification requirements while providing correctional services at facilities we own and at facilities owned by our government partners and to engage in certain other operations. A TRS is not subject to the distribution requirements applicable to REITs so it may retain income generated by its operations for reinvestment.

As a REIT, we generally are not subject to federal income taxes on our REIT taxable income and gains that we distribute to our stockholders, including the income derived from providing prison bed capacity and dividends we earn from our TRSs provision of correctional services to our government partners. However, even if we qualify as a REIT, our TRSs will be required to pay income taxes on their earnings at regular corporate income tax rates.

As a REIT, we generally are required to distribute annually to our stockholders at least 90% of our REIT taxable income (determined without regard to the dividends paid deduction and excluding net capital gains). Our REIT taxable income will not typically include income earned by our TRSs except to the extent our TRSs pay dividends to the REIT. Prior to our REIT reorganization, we operated as a C-corporation for federal income tax purposes. A REIT is not permitted to retain earnings and profits accumulated during the periods it was taxed as a C-corporation, and must make one or more distributions to stockholders that equal or exceed those accumulated amounts. To satisfy this requirement, on April 8, 2013, our Board of Directors declared a special dividend to stockholders of $675.0 million, or $6.66 per share of common stock to distribute our accumulated earnings and profits attributable to tax periods ending prior to January 1, 2013. We paid the special dividend on May 20, 2013 to stockholders on record as of April 19, 2013. The special dividend was composed of cash and shares of our common stock, at each stockholder’s election, subject to a cap on the total amount of cash equal to 20% of the aggregate amount of the special dividend, or $135.0 million. The balance of the special dividend was paid in the form of 13.9 million additional shares of our common stock.

Operations

Management and Operation of Correctional and Detention Facilities

Our customers consist of federal, state, and local correctional and detention authorities. For each of the years ended December 31, 2013, 2012, and 2011, payments by federal correctional and detention authorities represented 44% of our total revenue. Federal correctional and detention authorities primarily consist of the Federal Bureau of Prisons, or the BOP, the United States Marshals Service, or the USMS, and the U.S. Immigration and Customs Enforcement, or ICE.

Our customer contracts typically have terms of three to five years and contain multiple renewal options. Most of our facility contracts also contain clauses that allow the government agency to terminate the contract at any time without cause, and our contracts are generally subject to annual or bi-annual legislative appropriations of funds.

We are compensated for providing prison bed capacity and correctional services at an inmate per diem rate based upon actual or minimum guaranteed occupancy levels. Occupancy rates for a particular facility are typically low when first opened or immediately following an expansion. However, beyond the start-up period, which typically ranges from 90 to 180 days, the occupancy rate tends to stabilize. For the years 2013, 2012, and 2011, the average compensated occupancy of our facilities, based on rated capacity, was 85%, 88%, and 90%, respectively, for all of the facilities we owned or managed, exclusive of facilities where operations have been discontinued.

Operating Procedures

Pursuant to the terms of our customer contracts, we are responsible for the overall operations of our facilities, including staff recruitment, general administration of the facilities, facility maintenance, security, and supervision of the offenders. We are required by our customer contracts to maintain certain levels of insurance coverage for general liability, workers’ compensation, vehicle liability, and property loss or damage. We are also required to indemnify our customers for claims and costs arising out of our operations and, in certain cases, to maintain performance bonds and other collateral requirements. Approximately 93% of the facilities we operated at December 31, 2013, excluding owned facilities that were idle, were accredited by the American Correctional Association Commission on Accreditation. The American Correctional Association, or ACA, is an independent organization comprised of corrections professionals that establishes accreditation standards for correctional and detention institutions.

We provide a variety of rehabilitative and educational programs at our facilities. Inmates at most facilities we manage may receive basic education through academic programs designed to improve literacy levels and the opportunity to acquire GED certificates. We also offer vocational training to inmates who wish to obtain marketable job skills. Our construction vocational training programs are accredited by the National Center for Construction Education and Research. This foundation provides training curriculum and establishes industry standards for over 4,000 construction and trade organizations in the United States and several foreign countries. In addition, we offer life skills transition-planning programs that provide inmates with job search skills, health education, financial responsibility training, parenting training, and other skills associated with becoming productive citizens. At many of our facilities, we also offer counseling, education and/or treatment to inmates with alcohol and drug abuse problems through our “Strategies for Change” and Residential Drug Addictions Treatment Program, or RDAP. Equally significant, we offer cognitive behavioral programs aimed at changing anti-social attitudes and behaviors of offenders, and faith-based and religious programs that offer all offenders the opportunity to practice their spiritual beliefs. These programs incorporate the use of thousands of volunteers, along with our staff, who assist in providing guidance, direction, and post-incarceration services to offenders. We believe these programs help reduce recidivism.

Through our community corrections facilities, we also provide former inmates a formal process to transition into society post-incarceration. We offer housing and rehabilitation, with a key focus on employment, job readiness, and vocational programming.

Outside agency standards, such as those established by the ACA, provide us with the industry’s most widely accepted operational guidelines. We have sought and received accreditation for 53 of the facilities we operated as of December 31, 2013, excluding owned facilities that were idle. We intend to apply for ACA accreditation for all of our eligible facilities that are not currently accredited where it is economically feasible to complete the 18-24 month accreditation process.

Beyond the standards provided by the ACA, our facilities are operated in accordance with a variety of company and facility-specific policies and procedures, as well as various contractual requirements. These policies and procedures reflect the high standards generated by a number of sources, including the ACA, The Joint Commission, the National Commission on Correctional Healthcare, the Occupational Safety and Health Administration, federal, state, and local government codes and regulations, established correctional procedures, and company-wide policies and procedures that may exceed these guidelines.

Prison Rape Elimination Act (“PREA”) regulations were published in June 2012 and became effective in August 2013. All confinement facilities covered under the PREA standards must be audited at least every three years to be considered compliant with the PREA standards, with one-third of each facility type operated by an agency, or private organization on behalf of an agency, audited each year. These include adult prisons and jails, juvenile facilities, lockups (housing detainees overnight), and community confinement facilities, whether operated by the Department of Justice or unit of a state, local, corporate, or nonprofit authority.

Our facilities not only operate under these established standards, policies, and procedures, but they are consistently challenged by our management to exceed them. This challenge is presented, in large part, through our extensive Quality Assurance Program. Our Quality Assurance Division independently operates under the auspices of, and reports directly to, our Office of General Counsel. We have devoted significant resources to our Quality Assurance Division, as well as outside agency and accrediting organization standards and guidelines. Our Quality Assurance Division provides governance for all efforts by our facilities to deliver high quality services and operations, with a commitment to continuous quality improvement through the efforts of two major sections: the Research and Analysis Section and the Audit and Compliance Systems Section.

The Research and Analysis Section collects and analyzes performance metrics across multiple databases. Through rigorous reporting and analyses of comprehensive, comparative statistics across disciplines, divisions, business units and our company as a whole, the Research and Analysis Section provides timely, independently generated performance and trend data to senior management.

The Audit and Compliance Systems Section includes a team of full-time auditors, who provide subject matter expertise from all major disciplines within institutional operations. Annually, and with no advance notice, these auditors conduct rigorous, on site evaluations of each facility we operate. The audit teams use highly specialized, discipline-specific audit tools, containing over 1,400 audited items across twelve major operational areas, in this detailed, comprehensive process. The results of these on-site evaluations are used to discern areas of operational strength and areas in need of management attention. The audit findings also comprise a major part of our continuous operational risk assessment and management process. Audit teams are also available to work with facilities on specific areas of need, such as meeting requirements of new partner contracts or providing detailed training of new departmental managers.

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

Prisoner Transportation Services

We currently provide transportation services to governmental agencies through our wholly-owned TRS, TransCor America, LLC, or TransCor. During the years ended December 31, 2013, 2012, and 2011, TransCor generated total revenue of $2.7 million, $2.5 million, and $3.6 million, respectively, or approximately 0.2% of our total consolidated revenue in each of those years. We believe TransCor provides a complementary service to our core business that enables us to respond quickly to our customers’ transportation needs.

Business Development

We are currently the nation’s largest owner and provider of outsourced correctional facilities and management services. We believe we manage nearly 45% of all beds under contract with private operators of correctional and detention facilities in the United States, most of which are in facilities we own and provide to our governmental customers. Under the direction of our partnership development department and senior management, we market our facilities and services to government agencies responsible for federal, state, and local correctional and detention facilities in the United States. Under the direction of our recently formed strategic development department, we intend to pursue asset acquisitions and business combination transactions.

Business from our federal customers, including primarily the BOP, USMS, and ICE, continues to be a significant component of our business accounting for 44% of total revenue in each of the years 2013, 2012, and 2011. The BOP, USMS, and ICE were our only federal partners that accounted for 10% or more of our total revenue during these years. The BOP accounted for 13%, 12%, and 12% of total revenue for 2013, 2012, and 2011, respectively. The USMS accounted for 19%, 20%, and 20% of total revenue for 2013, 2012, and 2011, respectively. ICE accounted for 12% of total revenue for each of 2013, 2012, and 2011. Certain of our contracts with federal customers contain “take-or-pay” clauses that guarantee us a certain amount of management revenue, regardless of occupancy levels. Our partners at the BOP, USMS and ICE were impacted by the Budget Control Act of 2011, which mandated across the board spending cuts through a process called “sequestration” in order to meet overall discretionary spending limits in fiscal year 2013 and beyond.

Business from our state customers, which constituted 49% of total revenue during each of the years 2013, 2012, and 2011, decreased 2.9% from $848.4 million during 2012 to $823.6 million during 2013. The State of California Department of Corrections and Rehabilitation (“CDCR”) accounted for 12%, 12%, and 14% of total revenue for 2013, 2012, and 2011, respectively. The CDCR was our only state partner that accounted for 10% or more of our total revenue during these years.

Several of our state partners are projecting increases in tax revenues and improvements in their budgets. All of our state partners have balanced budget requirements, which may force them to further reduce their expenses if their tax revenues, which typically lag the overall economy, do not meet their expectations. Actions by our federal and state partners to control their expenses could include reductions in inmate populations through early release programs, alternative sentencing, or inmate transfers from facilities managed by private operators to facilities operated by government jurisdictions. Further, certain government partners have requested, and additional government partners could request, reductions in per diem rates or request that we forego prospective rate increases in the future as methods of addressing the budget shortfalls they may be experiencing. We believe we have been successful in working with our government partners to help them manage their correctional costs while minimizing the financial impact to us, and will continue to provide unique solutions to their correctional needs. We believe the long-term growth opportunities of our business remain very attractive as certain states consider efficiency and savings opportunities we can provide. Further, we expect insufficient bed development by our partners to result in future demand for additional bed capacity.

We believe that we can further develop our business by, among other things:

•	Maintaining and expanding our existing customer relationships and continuing to fill existing beds within our facilities, while maintaining an adequate inventory of available beds that we believe provides us with flexibility and a competitive advantage when bidding for new management contracts;

•	Enhancing the terms of our existing contracts;

•	Pursuing additional opportunities to purchase and manage existing government-owned facilities;

•	Pursuing other asset acquisitions and business combinations through transactions with non-government third parties; and

•	Establishing relationships with new customers who have either previously not outsourced their correctional facility management needs or have utilized other private enterprises.

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

Our facilities can also be classified according to their primary function. The primary functional categories are:

•	Correctional Facilities. Correctional facilities house and provide contractually agreed upon programs and services to sentenced adult prisoners, typically prisoners on whom a sentence in excess of one year has been imposed.

•	Detention Facilities. Detention facilities house and provide contractually agreed upon programs and services to (i) prisoners being detained by ICE, (ii) prisoners who are awaiting trial who have been charged with violations of federal criminal law (and are therefore in the custody of the USMS) or state criminal law, and (iii) prisoners who have been convicted of crimes and on whom a sentence of one year or less has been imposed.

•	Community Corrections. Community corrections facilities offer housing and rehabilitation to former inmates, with a key focus on employment, job readiness and vocational programming.

•	Leased Facilities. Leased facilities are facilities that we own but do not manage and that are leased to third-party operators.

Facilities and Facility Management Contracts

As of December 31, 2013, we owned or controlled 53 correctional and detention facilities in 16 states and the District of Columbia, four of which we leased to third-party operators, one of which is currently vacant. Additionally, we managed 16 correctional and detention facilities owned by government agencies. We also owned two corporate office buildings. Owned and managed facilities include facilities placed into service that we own or control via a long-term lease and manage. Managed-only facilities include facilities we manage that are owned by a third party. The segment disclosures are included in Note 16 of the Notes to the Financial Statements. The following table sets forth all of the facilities that, as of December 31, 2013, we (i) owned and managed, (ii) owned, but were leased to another operator, and (iii) managed but are owned by a government authority. The table includes certain information regarding each facility, including the term of the primary customer contract related to such facility, or, in the case of facilities we owned but leased to a third-party operator, the term of such lease. We have a number of customer contracts and leases that expire in 2014 (or have expired) with no remaining renewal options. We continue to operate, and, unless otherwise noted, expect to continue to manage or lease these facilities, although we can provide no assurance that we will maintain our contracts to provide, manage, or lease these facilities or when new contracts will be renewed.

Facility Name	Primary Customer	Design Capacity (A)	Security Level	Facility Type (B)	Term	Remaining Renewal Options (C)
Owned and Managed Facilities:
Central Arizona Detention Center Florence, Arizona	USMS	2,304	Multi	Detention	September 2018	(2) 5 year
Eloy Detention Center Eloy, Arizona	ICE	1,500	Medium	Detention	Indefinite	—
Florence Correctional Center Florence, Arizona	USMS	1,824	Multi	Detention	September 2018	(2) 5 year
La Palma Correctional Center Eloy, Arizona	State of California	3,060	Medium	Correctional	June 2016	Indefinite
Red Rock Correctional Center (D) Eloy, Arizona	State of Arizona	1,596	Medium	Correctional	January 2023	(2) 5 year
Saguaro Correctional Facility Eloy, Arizona	State of Hawaii	1,896	Medium	Correctional	June 2014	(2) 1 year
CAI Boston Avenue San Diego, California	BOP	120	Non-secure	Community Corrections	May 2014	(2) 1 year
CAI Ocean View San Diego, California	County of San Diego	483	Non-secure	Community Corrections	June 2014	(3) 1 year
San Diego Correctional Facility (E) San Diego, California	ICE	1,154	Minimum/ Medium	Detention	June 2014	(3) 3 year
Bent County Correctional Facility Las Animas, Colorado	State of Colorado	1,420	Medium	Correctional	June 2014	(2) 1 year
Crowley County Correctional Facility Olney Springs, Colorado	State of Colorado	1,794	Medium	Correctional	June 2014	(2) 1 year
Huerfano County Correctional Center Walsenburg, Colorado	—	752	Medium	Correctional	—	—
Kit Carson Correctional Center Burlington, Colorado	State of Colorado	1,488	Medium	Correctional	June 2014	(2) 1 year
Coffee Correctional Facility (F) Nicholls, Georgia	State of Georgia	2,312	Medium	Correctional	June 2014	(20) 1 year
Jenkins Correctional Center (F) Millen, Georgia	State of Georgia	1,124	Medium	Correctional	June 2014	(21) 1 year
McRae Correctional Facility McRae, Georgia	BOP	1,978	Medium	Correctional	November 2016	(3) 2 year
North Georgia Detention Center (G) Hall County, Georgia	ICE	502	Medium	Detention	February 2014	—
Stewart Detention Center Lumpkin, Georgia	ICE	1,752	Medium	Detention	Indefinite	—
Wheeler Correctional Facility (F) Alamo, Georgia	State of Georgia	2,312	Medium	Correctional	June 2014	(20) 1 year
Leavenworth Detention Center Leavenworth, Kansas	USMS	1,033	Maximum	Detention	December 2016	(2) 5 year
Lee Adjustment Center Beattyville, Kentucky	State of Vermont	816	Minimum/ Medium	Correctional	June 2015	—

Facility Name	Primary Customer	Design Capacity (A)	Security Level	Facility Type (B)	Term	Remaining Renewal Options (C)
Marion Adjustment Center St. Mary, Kentucky	—	826	Minimum/ Medium	Correctional	—	—
Otter Creek Correctional Center (H) Wheelwright, Kentucky	—	656	Minimum/ Medium	Correctional	—	—
Prairie Correctional Facility Appleton, Minnesota	—	1,600	Medium	Correctional	—	—
Adams County Correctional Center Adams County, Mississippi	BOP	2,232	Medium	Correctional	July 2015	(2) 2 year
Tallahatchie County Correctional Facility (I) Tutwiler, Mississippi	State of California	2,672	Medium	Correctional	June 2016	Indefinite
Crossroads Correctional Center (J) Shelby, Montana	State of Montana	664	Multi	Correctional	June 2015	(2) 2 year
Nevada Southern Detention Center Pahrump, Nevada	Office of the Federal Detention Trustee	1,072	Medium	Detention	September 2015	(3) 5 year
Elizabeth Detention Center Elizabeth, New Jersey	ICE	300	Minimum	Detention	September 2014	(7) 1 year
Cibola County Corrections Center Milan, New Mexico	BOP	1,129	Medium	Correctional	September 2014	(3) 2 year
New Mexico Women’s Correctional Facility Grants, New Mexico	State of New Mexico	596	Multi	Correctional	June 2015	(1) 1 year
Torrance County Detention Facility Estancia, New Mexico	USMS	910	Multi	Detention	Indefinite	—
Lake Erie Correctional Institution (K) Conneaut, Ohio	State of Ohio	1,798	Medium	Correctional	June 2032	Indefinite
Northeast Ohio Correctional Center Youngstown, Ohio	BOP	2,016	Medium	Correctional	May 2015	—
Queensgate Correctional Facility Cincinnati, Ohio	—	850	Medium	—	—	—
Cimarron Correctional Facility (L) Cushing, Oklahoma	State of Oklahoma	1,692	Medium	Correctional	June 2014	—
Davis Correctional Facility (L) Holdenville, Oklahoma	State of Oklahoma	1,670	Medium	Correctional	June 2014	—
Diamondback Correctional Facility Watonga, Oklahoma	—	2,160	Medium	Correctional	—	—
North Fork Correctional Facility Sayre, Oklahoma	State of California	2,400	Medium	Correctional	June 2016	Indefinite
West Tennessee Detention Facility Mason, Tennessee	USMS	600	Multi	Detention	September 2015	(7) 2 year
Shelby Training Center Memphis, Tennessee	—	200	Secure	—	—	—

Facility Name	Primary Customer	Design Capacity (A)	Security Level	Facility Type (B)	Term	Remaining Renewal Options (C)
Whiteville Correctional Facility (M) Whiteville, Tennessee	State of Tennessee	1,536	Medium	Correctional	June 2016	—
Eden Detention Center Eden, Texas	BOP	1,422	Medium	Correctional	April 2015	(1) 2 year
Houston Processing Center Houston, Texas	ICE	1,000	Medium	Detention	March 2014	—
Laredo Processing Center Laredo, Texas	ICE	258	Minimum/ Medium	Detention	June 2018	—
Webb County Detention Center Laredo, Texas	USMS	480	Medium	Detention	November 2017	—
Mineral Wells Pre-Parole Transfer Facility Mineral Wells, Texas	—	2,103	Minimum	Correctional	—	—
T. Don Hutto Residential Center Taylor, Texas	ICE	512	Non-Secure	Detention	January 2015	Indefinite
D.C. Correctional Treatment Facility (N) Washington, D.C.	District of Columbia	1,500	Medium	Detention	January 2017	—
Managed Only Facilities:
Bay Correctional Facility (O) Panama City, Florida	State of Florida	985	Medium	Correctional	January 2014	—
Citrus County Detention Facility Lecanto, Florida	Citrus County, Florida	760	Multi	Detention	September 2015	Indefinite
Graceville Correctional Facility (O) Graceville, Florida	State of Florida	1,884	Minimum/ Medium	Correctional	January 2014	—
Lake City Correctional Facility Lake City, Florida	State of Florida	893	Secure	Correctional	June 2014	Indefinite
Moore Haven Correctional Facility (O) Moore Haven, Florida	State of Florida	985	Minimum/ Medium	Correctional	January 2014	—
Idaho Correctional Center (P) Boise, Idaho	State of Idaho	2,016	Multi	Correctional	June 2014	—
Marion County Jail Indianapolis, Indiana	Marion County, Indiana	1,030	Multi	Detention	December 2017	(1) 10 year
Winn Correctional Center Winnfield, Louisiana	State of Louisiana	1,538	Medium/ Maximum	Correctional	June 2020	—
Silverdale Facilities Chattanooga, Tennessee	Hamilton County, Tennessee	1,046	Multi	Detention	April 2016	—
South Central Correctional Center Clifton, Tennessee	State of Tennessee	1,676	Medium	Correctional	June 2016	(1) 2 year
Metro-Davidson County Detention Facility Nashville, Tennessee	Davidson County, Tennessee	1,348	Multi	Detention	July 2014	—
Hardeman County Correctional Facility Whiteville, Tennessee	State of Tennessee	2,016	Medium	Correctional	May 2017	—

Facility Name	Primary Customer	Design Capacity (A)	Security Level	Facility Type (B)	Term	Remaining Renewal Options (C)
Bartlett State Jail Bartlett, Texas	State of Texas	1,049	Minimum/ Medium	Correctional	August 2015	(1) 2 year
Bradshaw State Jail Henderson, Texas	State of Texas	1,980	Minimum/ Medium	Correctional	August 2015	(1) 2 year
Lindsey State Jail Jacksboro, Texas	State of Texas	1,031	Minimum/ Medium	Correctional	August 2015	(1) 2 year
Willacy State Jail Raymondville, Texas	State of Texas	1,069	Minimum/ Medium	Correctional	August 2015	(1) 2 year
Leased Facilities:
California City Correctional Center (Q) California, City, California	CDCR	2,304	Medium	Owned/ Leased	December 2016	Indefinite
Leo Chesney Correctional Center Live Oak, California	GEO Group	—	Minimum	Owned/ Leased	September 2015	—
Bridgeport Pre-Parole Transfer Facility (R) Bridgeport, Texas	MTC	200	Medium	Owned/ Leased	August 2015	(1) 2 year
Houston Educational Facility Houston, Texas	—	—	Non-secure	Owned/ Leased	—	—

(A)	Design capacity measures the number of beds and, accordingly, the number of inmates each facility is designed to accommodate. Facilities housing detainees on a short term basis may exceed the original intended design capacity for sentenced inmates due to the lower level of services required by detainees in custody for a brief period. From time to time, we may evaluate the design capacity of our facilities based on customers using the facilities, and the ability to reconfigure space with minimal capital outlays. As a result, the design capacity of certain facilities may vary from the design capacity previously presented. We believe design capacity is an appropriate measure for evaluating prison operations, because the revenue generated by each facility is based on a per diem or monthly rate per inmate housed at the facility paid by the corresponding contracting governmental entity.
(B)	We manage numerous facilities that have more than a single function (e.g., housing both long-term sentenced adult prisoners and pre-trial detainees). The primary functional categories into which facility types are identified were determined by the relative size of inmate populations in a particular facility on December 31, 2013. If, for example, a 1,000-bed facility housed 900 adult inmates with sentences in excess of one year and 100 pre-trial detainees, the primary functional category to which it would be assigned would be that of correctional facilities and not detention facilities. It should be understood that the primary functional category to which multi-user facilities are assigned may change from time to time.
(C)	Remaining renewal options represents the number of renewal options, if applicable, and the term of each option renewal.
(D)	Pursuant to the terms of a new contract awarded by the state of Arizona in September 2012, the state of Arizona has an option to purchase the Red Rock facility at any time during the term of the contract, including extension options, based on an amortization schedule starting with the fair market value and decreasing evenly to zero over the twenty year term.
(E)	The facility is subject to a ground lease with the County of San Diego. Upon expiration of the lease in December 2015, ownership of the facility automatically reverts to the County of San Diego.
(F)	These facilities are subject to purchase options held by the Georgia Department of Corrections, or GDOC, which grants the GDOC the right to purchase the facility for the lesser of the facility’s depreciated book value, as defined, or fair market value at any time during the term of the contract between the GDOC and us.
(G)	In December 2013, we elected to terminate the lease with the City of Gainesville, Georgia, and the management agreement with ICE at the North Georgia Detention Center. All detainees have been transferred out of the facility and control of the facility is expected to be returned to the City of Gainesville near the end of the first quarter of 2014.
(H)	In January 2012, the governor of Kentucky submitted his proposed budget which included the transfer of the inmates previously held at our Otter Creek Correctional Center to a facility owned by the Commonwealth of Kentucky by the end of July 2012. The facility is subject to a deed of conveyance with the city of Wheelwright, Kentucky which includes provisions that allow assumption of ownership by the city of Wheelwright under the following occurrences: (1) we cease to operate the facility for more than two years, (2) our failure to maintain at least one employee for a period of sixty consecutive days, or (3) a conversion to a maximum security facility based upon classification by the Kentucky Corrections Cabinet. In December 2013, we entered into an agreement with the city of Wheelwright that extends the reversion by up to two years in exchange for $20,000 per month or until we resume operations, as defined in the agreement.

(I)	The facility is subject to a purchase option held by the Tallahatchie County Correctional Authority which grants Tallahatchie County Correctional Authority the right to purchase the facility at any time during the contract at a price generally equal to the cost of the premises less an allowance for amortization originally over a 20-year period. The amortization period was extended through 2050 in connection with an expansion completed during the fourth quarter of 2007.
(J)	The state of Montana has an option to purchase the facility generally at any time during the term of the contract with us at fair market value less the sum of a pre-determined portion of per diem payments made to us by the state of Montana.
(K)	The state of Ohio has the irrevocable right to repurchase the facility before we may resell the facility to a third party, or if we become insolvent or are unable to meet our obligations under the management contract with the state of Ohio, at a price generally equal to the fair market value, as defined in the Real Estate Purchase Agreement.
(L)	These facilities are subject to purchase options held by the Oklahoma Department of Corrections, or ODC, which grants the ODC the right to purchase the facility at its fair market value at any time during the term of the contract with ODC.
(M)	The state of Tennessee has the option to purchase the facility in the event of our bankruptcy, or upon an operational or financial breach, as defined, at a price equal to the book value of the facility, as defined.
(N)	The District of Columbia has the right to purchase the facility at any time during the term of the contract at a price generally equal to the present value of the remaining lease payments for the premises. Upon expiration of the lease in 2017, ownership of the facility automatically reverts to the District of Columbia.
(O)	During the fourth quarter of 2013, the Florida Department of Management Services (“DMS”) awarded a contract to another operator to manage this facility owned by the state of Florida that we managed under a contract that expired January 31, 2014. Accordingly, we transferred operations of this facility to the new operator upon expiration of the contract.
(P)	During the second quarter of 2013, the state of Idaho reported that they expected to solicit bids for the management of this facility upon expiration of the contract in June 2014. During the third quarter of 2013 we decided not to submit a bid and therefore expect to transition management to another operator upon expiration of the contract.
(Q)	Effective December 1, 2013, we entered into a lease for our California City Correctional Center with the state of California Department of Corrections and Rehabilitation, or CDCR. The lease agreement includes a three-year base term with unlimited two-year renewal options upon mutual agreement.
(R)	During September 2013, we entered into a lease agreement with Management and Training Corporation to assume the operation of this facility which we will continue to own.

Facilities Under Construction or Development

In order to retain federal inmate populations we currently manage in the San Diego Correctional Facility, we are constructing a new facility at a site in San Diego. The existing San Diego Correctional Facility is subject to a ground lease with the County of San Diego. Under the provisions of the lease, the facility is divided into three different properties whereby, pursuant to an amendment to the ground lease executed in January 2010, ownership of the entire facility reverts to the County upon expiration of the lease on December 31, 2015. As of December, 2013, we have invested approximately $58.1 million related to the new facility. We have developed plans to build a detention facility and a construction timeline that coincides with the expiration of the ground lease. We currently estimate the total construction cost, inclusive of land and site development costs already incurred, will range from approximately $156.0 million to $160.0 million. We plan to offer this new facility to house the existing federal inmate populations at the San Diego Correctional Facility.

In November 2013, we announced our decision to re-commence construction of the Trousdale Correctional Center in Trousdale County, Tennessee. We suspended construction of this facility in 2009 until we had greater clarity around the timing of a new contract. We currently expect the new 2,552-bed facility will house state of Tennessee inmates under an inter-governmental agreement with the county of Trousdale, Tennessee. In October 2013, Trousdale County received notice from the Tennessee Department of Corrections of its intent to partner with the County to develop a new correctional facility to house State of Tennessee inmates. We are in discussions with Trousdale County officials regarding an agreement to provide and manage the correctional facility. In 2008, we purchased land in Trousdale County and began preparing the site for the development of a correctional facility. Total cost of the project is estimated at approximately $140.0 million, including costs invested to date. Construction is expected to be completed in the third quarter of 2015.

During the fourth quarter of 2013, we entered into a new agreement to lease our California City Correctional Center to the CDCR. We provided $10.0 million in tenant improvements to the facility at no additional cost to the CDCR. We expect to fund up to an additional $5.0 million in tenant improvements, which will be repaid by the CDCR in monthly installments over 15 years, beginning July 1, 2014.

Competitive Strengths

We believe that we benefit from the following competitive strengths:

The Largest Private Prison Operator. Our recognition as the industry’s leading private prison owner and operator provides us with significant credibility with our current and prospective clients. We believe we manage nearly 45% of all privately managed prison beds in the United States. We believe we own approximately 60% of all privately owned prison beds in the United States. We pioneered modern-day private prisons with a list of notable accomplishments, such as being the first company to design, build, and operate a private prison, the first company to manage a private maximum-security facility under a direct contract with the federal government and, most recently, the first company to purchase a government-owned correctional facility from a governmental agency in the United States and to manage the facility for the government agency. In addition to providing us with extensive experience and institutional knowledge, our size also helps us deliver value to our customers by providing purchasing power and allowing us to achieve certain economies of scale.

Available Beds within Our Existing Facilities. As of December 31, 2013, we had approximately 13,200 unoccupied beds in facilities that had availability of 100 or more beds. We have staff throughout the organization actively engaged in marketing this available capacity to existing and prospective customers. Historically, we have been successful in substantially filling our inventory of available beds and the beds that we have constructed. Filling these available beds would provide substantial growth in revenues, cash flow, and earnings per share.

Attractive REIT Profile. Key characteristics of our business make us a highly attractive REIT. As of December 31, 2013, we owned or controlled 53 correctional and detention facilities containing over 14 million square feet which, for the year ended December 31, 2013, generated 94% of our net operating income, or our operating income before general and administrative expenses, asset impairments, depreciation, and amortization. Land and buildings comprise over 90% of our gross fixed assets. These valuable assets are located in areas with high barriers to entry, particularly due to the unique permitting and zoning requirements for correctional and detention facilities. Further, these assets are constructed primarily of concrete and steel, generally requiring lower maintenance capital expenditures than other types of commercial properties.

Since our inception, we have constructed dozens of facilities, many of which we subsequently expanded. We provide space and services under contracts with federal, state, and local government agencies that generally have credit ratings of single-A or better. In addition, a majority of our contracts have terms between one and five years, and we have historically experienced customer retention in excess of 90%, which contributes to our relatively predictable and stable revenue base. This stream of revenue combined with our low maintenance capital expenditure requirement translates into steady predictable cash flow. We believe the REIT structure also provides us with greater access to capital and flexibility to pursue growth opportunities.

Development and Expansion Opportunities. Although the demand for prison beds in the short term has been and could continue to be affected by the budget challenges many of our customers currently face, these challenges put further pressure on our customers’ ability to construct new prison beds of their own, which we believe could result in further reliance on the private sector for providing the capacity we believe our customers will need in the long term. We intend to continue to pursue build-to-suit opportunities like the recently completed 1,124-bed Jenkins Correctional Center that we constructed and placed into service in 2012 for the state of Georgia, as well as the recently announced 2,552-bed facility in Trousdale County, Tennessee. In the long-term, we would like to see continued and meaningful utilization of our remaining capacity and better visibility from our customers before we add any additional capacity on a speculative basis.

Proven Senior Management Team. Our senior management team has applied their prior experience and diverse industry expertise to improve our operations, related financial results, and capital structure. Under our senior management team’s leadership, we have created new business opportunities with customers that have not previously utilized the private corrections sector, expanded relationships with existing customers, including all three federal correctional and detention agencies, converted to a REIT, and successfully completed numerous recapitalization and refinancing transactions, resulting in increases in shareholder value and profitability. Our senior management team has an average of 18 years of experience working in the corrections industry.

Financial Flexibility. As of December 31, 2013, we had cash on hand of $77.9 million and $345.0 million available under our $900.0 million revolving credit facility, with a total weighted average effective interest rate of 3.6% on all outstanding debt, while our total weighted average maturity on all outstanding debt was 6.2 years. The expansion of the revolving credit facility from $785.0 million to $900.0 million in March 2013, the offering of new unsecured senior notes in April 2013 aggregating $675.0 in principal amount, and the tender and redemption of our 7.75% outstanding senior unsecured notes, provided flexibility to operate as a REIT, lowered our total weighted average interest rate and extended our weighted average debt maturity. For the year ended December 31, 2013, our fixed charge coverage ratio was 8.6x and our debt leverage was 3.2x. During the year ended December 31, 2013, we generated $369.5 million in cash through operating activities, and as of December 31, 2013, we had net working capital of $98.3 million.

Business Strategy

Our primary business strategy is to provide prison bed capacity and quality corrections services, offer a compelling value, and increase occupancy and revenue, while maintaining our position as the leading owner, operator, and manager of privatized correctional and detention facilities. We intend to consider opportunities for growth, including potential acquisitions of businesses within our line of business and those that provide complementary services, provided we believe such opportunities will broaden our market and/or increase the services we can provide to our government partners.

Own and Operate High Quality Correctional and Detention Facilities. We believe that our government partners choose an outsourced correctional service provider based primarily on availability of beds, price, and the quality of services provided. Approximately 93% of the facilities we operated as of December 31, 2013, excluding owned facilities that were idle, are accredited by the ACA, an independent organization of corrections industry professionals that establishes standards by which a correctional facility may gain accreditation. We believe that this percentage compares favorably to the percentage of government-operated adult prisons that are accredited by the ACA. We have experienced wardens managing our facilities, with an average of 27 years of corrections experience and an average tenure of 15 years with us.

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

Increase Occupancy and Revenue. Our industry benefits from significant economies of scale, resulting in lower operating costs per inmate as occupancy rates increase. Lately reductions in occupancy have resulted in higher costs per inmate. We are pursuing a number of initiatives intended to increase our occupancy and revenue. Our competitive cost structure offers prospective customers a compelling option for incarceration. The unique budgetary challenges governments are facing may cause them to further rely on us to help reduce their costs, and also cause those states that have not previously utilized the private sector to turn to the private sector to help reduce their overall costs of incarceration. We are actively pursuing these opportunities. We are also focused on renewing and enhancing the terms of our existing contracts. We believe the long-term growth opportunities of our business remain very attractive as insufficient bed development by our customers should result in future demand for additional bed capacity. Increases in occupancy could result in lower operating costs per inmate, resulting in higher operating margins, cash flow, and net income.

Own and Lease Correctional Facilities. As an alternative to providing “turn-key” correctional bed space and services to our government partners, we also offer our customers an attractive portfolio of prison facilities that can be leased for various correctional needs. During the fourth quarter of 2013, we entered into an agreement to lease our 2,304-bed California City Correctional Center to the CDCR. The lease agreement includes a three-year base term with unlimited two-year renewal options upon mutual agreement. Annual rent during the three-year base term is fixed at $28.5 million. After the three-year base term, the rent will be increased annually by the lesser of CPI (Consumer Price Index) or 2%. We will be responsible for repairs and maintenance, property taxes and property insurance, while all other aspects and costs of facility operations will be the responsibility of the CDCR. The lease of this facility provides California an immediate solution to help reach its population capacity goals, and exemplifies our ability to react quickly to our partners’ needs with innovative and flexible solutions that make the best use of taxpayer dollars. We intend to pursue additional opportunities like those with the CDCR to lease prison facilities to government and other third-party operators in need of correctional capacity.

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

As of December 31, 2013, we had cash on hand of $77.9 million and $345.0 million available under our $900.0 million revolving credit facility. None of our outstanding debt requires scheduled principal payments, and we have no debt maturities until December 2017. Despite a challenging economic environment over the past several years, we have been able to deploy capital resources to take advantage of targeted growth opportunities, including the acquisition, expansion, and development of new correctional facilities.

During 2013, we also completed the acquisition of Correctional Alternatives, Inc., (“CAI”) a privately held San Diego, California-based community corrections company that specializes in residential re-entry, home detention, and work furlough programs for San Diego County, the BOP, and United States Pretrial and Probation. We acquired CAI as a strategic investment in a complementary business that broadens the scope of solutions we provide, expanding the range of solutions from incarceration through release, and supporting our belief in helping inmates successfully transition to society. The consideration paid for CAI consisted of approximately $36.5 million in cash, excluding transaction related expenses.

We regularly evaluate alternative uses of our cash flow in order to provide value to our stockholders. From 2008 to 2011, we purchased a total of 28.4 million shares of our common stock at an aggregate cost of $508.2 million, at an average price of $17.91, representing 22.6% of the total shares of our common stock outstanding prior to the commencement of the initial stock repurchase program authorized by our Board of Directors in 2008. Further, we repurchased this $508.2 million of our common stock while simultaneously improving our leverage ratios. In February 2012, our Board of Directors terminated the stock repurchase program and commenced a quarterly cash dividend beginning in the second quarter of 2012. Subsequently, our Board of Directors declared quarterly dividends of $0.20 per share of our common stock for the third and fourth quarters of 2012.

Beginning in late 2011 and during 2012, we hired a team of outside tax, legal and financial advisors to help us evaluate the merits and feasibility of converting to a REIT. We filed a formal request for a Private Letter Ruling from the Internal Revenue Service in July 2012 while we continued to assess the feasibility and potential benefits of a REIT conversion. In February 2013, we received a favorable ruling from the IRS, and announced that we had completed our analysis of a conversion to a REIT and had reorganized our corporate structure to facilitate our qualification as a REIT for federal income tax purposes effective for our taxable year beginning January 1, 2013.

To qualify and be taxed as a REIT, we will generally be required to annually distribute to our stockholders at least 90% of our REIT taxable income (determined without regard to the dividends paid deduction and excluding net capital gains), and we will be subject to regular corporate income taxes to the extent we distribute less than 100% of our REIT net taxable income (including capital gains) each year. The amount, timing and frequency of future distributions, however, will be at the sole discretion of our Board of Directors and will be declared based upon various factors, many of which are beyond our control, including our financial condition and operating cash flows, the amount required to maintain REIT status and minimize any income and excise taxes that we otherwise would be required to pay, limitations on distributions in our existing and future debt instruments, our ability to utilize any net operating losses (“NOLs”) to offset, in whole or in part, our distribution requirements, limitations on our ability to fund distributions using cash generated through our TRSs and other factors that our Board of Directors may deem relevant.

During 2013, our Board of Directors declared a quarterly dividend of $0.53 per share during the first quarter of 2013, the aforementioned special dividend of $675.0 million, or $6.66 per share, during the second quarter of 2013 to distribute CCA’s estimated accumulated earnings and profits generated prior to January 1, 2013 pursuant to REIT qualification requirements, and $0.48 per share during the second, third, and fourth quarters of 2013. Since the special dividend was offered to shareholders in the form of cash, shares of our common stock, or a combination thereof, at the shareholder’s election (subject to a cap on the total amount of cash equal to 20% of the aggregate amount of the special dividend), the per share dividends for the second, third, and fourth quarters of 2013 reflected the additional shares outstanding as a result of the special dividend paid in May 2013. Total regular quarterly dividends on our common stock were $221.2 million during 2013 compared to $60.2 million during 2012.

In addition to the cash on hand and availability under our revolving credit facility, we currently expect our REIT taxable income to be less than our cash flow, primarily due to the deductibility of non-cash expenses such as depreciation on our real estate assets. This liquidity provides us with the flexibility to (i) invest in additional facility acquisitions and developments, which could include acquisitions of facilities from government partners, third parties, or additional business combinations similar to the acquisition of CAI, (ii) pay down debt, (iii) or increase dividends to our shareholders. We also have the flexibility to issue debt or equity securities from time to time when we determine that market conditions and the opportunity to utilize the proceeds from the issuance of such securities are favorable. Such opportunities could include, but are not limited to, build-to-suit or additional acquisition opportunities that exceed our undistributed cash flow and that generate favorable investment returns.

The Corrections and Detention Industry

We believe we are well-positioned to capitalize on government outsourcing of correctional management services because of our competitive strengths, business strategy, and financial flexibility. Notwithstanding the effects the current economy could have on our government partners’ demand for prison beds in the short term, we believe the long-term trends favor an increase in the outsourcing of correctional management services. The key reasons for this outsourcing trend include (unless otherwise noted, statistical references were obtained from the “Bureau of Justice Statistics Bulletin” issued by the U.S. Department of Justice in December 2013):

United States Prison Population Trends. At year-end 2012, federal and state correctional authorities had jurisdiction over 1.6 million prisoners. The annual growth rate of the federal and state prison population decreased 1.8% for the year ended December 31, 2012. However, during 2012, the total number of prisoners under federal jurisdiction increased 0.7%, while state prison populations declined 2.2%. Federal agencies are collectively our largest customer and accounted for 44% of our total revenues (when aggregating all of our federal contracts) for the year ended December 31, 2013. The imprisonment rate—the number of sentenced prisoners per 100,000 residents—decreased slightly from 492 prisoners per 100,000 U.S. residents in 2011 to 480 prisoners per 100,000 U.S. residents in 2012.

Prison Overcrowding. The growth of the prison population in the United States over the past decade, combined with a lack of new prison capacity constructed by the public sector, has led to overcrowding in the state and federal prison systems. In 2012, at least 27 states and the federal prison system reported operating at or above their highest capacity measure. The federal prison system was operating at 37% above capacity at December 31, 2012.

Lack of New Prison Construction. According to the Department of Justice’s fiscal year 2014 budget justification, the biggest challenge facing the federal prison system is “managing the ever increasing federal inmate population and providing for their care and safety, while maintaining appropriately safe and secure prisons...” The budget justification states further that “...it is projected that the population will continue to outpace available bed space in future years. Therefore, adding new capacity to accommodate the increasing population is crucial to reducing overcrowding and effectively managing federal inmates.” However, since fiscal year 2009, the federal prison system has received no funding that could be used to begin construction on several proposed new government-owned prison facilities.

Capital expenditures for new construction, renovations, and major repairs have decreased at the state level as well. According to a Bureau of Justice Statistics report issued December 11, 2013, between 1992 and 2001, capital outlays varied between $2.7 billion and $4.0 billion, comprising between 5.0% and 10.3% of total corrections expenditures during those years. Between these same years, 32 states spent at least 20% of their total corrections expenditures on capital outlays. From 2002 to 2010, capital outlays made up $2.3 billion or less each year and less than 5% of state correctional expenditures. Between these same years, only two states spent at least 20% of their total corrections expenditures on capital outlays. Although more recent data is unavailable, we believe capital expenditures for new prison capacity, or to maintain existing capacity, have declined even more since then based on the unique budget challenges states have faced in the difficult economy.

Aging Public Prison Facilities. According to the Bureau of Justice Statistics “Census of State and Federal Correctional Facilities” published in 2008, there are approximately 290,000 state and federal prison beds in operation in public facilities that are more than 50 years old and almost 100,000 prison beds more than 100 years old. Prison facilities that are older are typically more inefficient to staff and are more expensive to operate, including higher capital expenditures for maintenance. States such as Georgia, Colorado and others have been shuttering old inefficient facilities and replacing capacity with newer more efficient private facilities.

Acceptance of Privatization. The prisoner population, excluding detention and jail populations, housed in privately managed facilities in the United States as of December 31, 2012 was approximately 137,000, an increase from 131,000 from the prior year. At December 31, 2012, 18.6% of federal inmates and 7.1% of state inmates were held in private facilities. Since December 31, 2000, the number of federal inmates held in private facilities has increased approximately 161%, while the number of state inmates held in private facilities has increased approximately 29%. Nineteen states had at least 5% of their prison population held in private facilities at December 31, 2012. Six states housed at least 25% of their prison population in private facilities as of December 31, 2012 – New Mexico (45%), Montana (39%), Idaho (34%), Alaska (31%), Hawaii (28%), and Oklahoma (26%).

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

Government Regulation

Business Regulations

The industry in which we operate is subject to extensive federal, state, and local regulations, including educational, health care, and safety regulations, which are administered by many governmental and regulatory authorities. Some of the regulations are unique to the corrections industry. Facility management contracts typically include reporting requirements, supervision, and on-site monitoring by representatives of the contracting governmental agencies. Corrections officers are customarily required to meet certain training standards and, in some instances, facility personnel are required to be licensed and subject to background investigation. Certain jurisdictions also require us to award subcontracts on a competitive basis or to subcontract with businesses owned by members of minority groups. Our facilities are also subject to operational and financial audits by the governmental agencies with which we have contracts. Failure to comply with these regulations and contract requirements can result in material penalties or non-renewal or termination of facility management contracts.

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

Healthcare reform could have an impact on our business

The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the “Health Reform Law”) were signed into law in the United States. Certain of the provisions that have increased our healthcare costs since 2010 include the removal of annual plan limits, the expansion of dependent child coverage up to age 26, and the mandate that health plans provide 100% coverage on expanded preventive care. Our healthcare costs may be more significantly affected in the future, depending upon regulatory guidance, elements of the law that are effective as of future dates, and our response to these changes. While much of the added cost from the Health Reform Law will occur in or after 2014 due to provisions being phased in over time, changes to our healthcare cost structure could have an impact on our business and operating costs.

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

Employees

As of December 31, 2013, we employed approximately 15,400 employees. Of such employees, approximately 375 were employed at our corporate offices and approximately 15,025 were employed at our facilities and in our inmate transportation business. We employ personnel in the following areas: clerical and administrative, facility administrators/wardens, security, medical, quality assurance, transportation and scheduling, maintenance, teachers, counselors, and other support services.

Each of the facilities we currently operate is managed as a separate operational unit by the facility administrator or warden. All of these facilities follow a standardized code of policies and procedures.

We have not experienced a strike or work stoppage at any of our facilities. Approximately 800 employees at four of our facilities are represented by labor unions. In the opinion of management, overall employee relations are good.

Competition

The correctional and detention facilities we own, operate, or manage, as well as those facilities we own but are managed by other operators, are subject to competition for inmates from other private prison managers. We compete primarily on the basis of bed availability, cost, the quality and range of services offered, our experience in the design, construction, and management of correctional and detention facilities, and our reputation. We compete with government agencies that are responsible for correctional facilities and a number of privatized correctional service companies, including, but not limited to, The GEO Group, Inc. and Management and Training Corporation. We also compete in some markets with small local companies that may have a better knowledge of the local conditions and may be better able to gain political and public acceptance. Other potential competitors may in the future enter into businesses competitive with us without a substantial capital investment or prior experience. We may also compete in the future for new development projects with companies that have more financial resources than we have. Competition by other companies may adversely affect the number of inmates at our facilities, which could have a material adverse effect on the operating revenue of our facilities. In addition, revenue derived from our facilities will be affected by a number of factors, including the demand for inmate beds, general economic conditions, and the age of the general population.

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

We are subject to fluctuations in occupancy levels, and a decrease in occupancy levels could cause a decrease in revenues and profitability. While a substantial portion of our cost structure is fixed, a substantial portion of our revenue is generated under facility ownership and management contracts that specify per diem payments based upon daily occupancy. We are dependent upon the governmental agencies with which we have contracts to provide inmates for our managed facilities. We cannot control occupancy levels at our managed facilities. Under a per diem rate structure, a decrease in our occupancy rates could cause a decrease in revenue and profitability. Average compensated occupancy for our facilities in operation for 2013, 2012, and 2011 was 85%, 88%, and 90%, respectively. Occupancy rates may, however, decrease below these levels in the future. When combined with relatively fixed costs for operating each facility, a decrease in occupancy levels could have a material adverse effect on our profitability.

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

Competition for inmates may adversely affect the profitability of our business. We compete with government entities and other private operators on the basis of bed availability, cost, quality, and range of services offered, experience in designing, constructing, and managing facilities and reputation of management and personnel. While there are barriers to entering the market for the ownership and management of correctional and detention facilities, these barriers may not be sufficient to limit additional competition. In addition, our government customers may assume the management of a facility that they own and we currently manage for them upon the termination of the corresponding management contract or, if such customers have capacity at their facilities, may take inmates currently housed in our facilities and transfer them to government-run facilities. Since we are paid on a per diem basis with no minimum guaranteed occupancy under most of our contracts, the loss of such inmates and resulting decrease in occupancy would cause a decrease in our revenues and profitability.

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

Moreover, negative publicity about an escape, riot or other disturbance or perceived poor operational performance, contract compliance, or other conditions at a privately managed facility may result in adverse publicity to us and the private corrections industry in general. Any of these occurrences or continued trends may make it more difficult for us to renew or maintain existing contracts or to obtain new contracts, which could have a material adverse effect on our business.

We are subject to terminations, non-renewals, or competitive re-bids of our government contracts. We typically enter into facility contracts with governmental entities for terms of up to five years, with additional renewal periods at the option of the contracting governmental agency. Notwithstanding any contractual renewal option of a contracting governmental agency, 22 of our facility contracts with the customers listed under “Business – Facility Portfolio – Facilities and Facility Management Contracts” are currently scheduled to expire on or before December 31, 2014 but have renewal options (14), or are currently scheduled to expire on or before December 31, 2014 and have no renewal options (8). Although we generally expect these customers to exercise renewal options or negotiate new contracts with us, one or more of these contracts may not be renewed by the corresponding governmental agency. In addition, these and any other contracting agencies may determine not to exercise renewal options with respect to any of our contracts in the future. Our government partners can also re-bid contracts in a competitive procurement process upon termination or non-renewal of our contract. Competitive re-bids may result from the expiration of the term of a contract, including the initial term and any renewal periods, or the early termination of a contract. Competitive re-bids are often required by applicable federal or state procurement laws periodically in order to further competitive pricing and other terms for the government agency.

During the fourth quarter of 2013, the Florida Department of Management Services (“DMS”) awarded to another operator contracts to manage three facilities owned by the state of Florida that we currently manage under contracts that expire January 31, 2014. Accordingly, we transferred operations of these facilities to the new operator upon expiration of the contracts.

The state of Idaho also announced in June 2013 that it was electing to not exercise option periods available upon expiration of the base contract on June 30, 2014 to manage the state-owned Idaho Correctional Center. During the third quarter of 2013, we decided not to submit a bid for the continued management of this facility and, therefore, expect to transition management to another operator upon expiration of the contract.

Based on information available at this filing, notwithstanding the contracts at facilities described above, we expect to renew all other contracts that have expired or are scheduled to expire within the next twelve months. We believe our renewal rate on existing contracts remains high as a result of a variety of reasons including, but not limited to, the constrained supply of available beds within the U.S. correctional system, our ownership of the majority of the beds we operate, and the quality of our operations.

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

Failure to comply with unique and increased governmental regulation could result in material penalties or non-renewal or termination of our contracts to provide or manage correctional and detention facilities. The industry in which we operate is subject to extensive federal, state, and local regulations, including educational, health care, and safety regulations, which are administered by many regulatory authorities. Some of the regulations are unique to the corrections industry, some are unique to government contractors and the combination of regulations we face is unique and complex. Facility contracts typically include reporting requirements, supervision, and on-site monitoring by representatives of the contracting governmental agencies. Corrections officers are customarily required to meet certain training standards and, in some instances, facility personnel are required to be licensed and subject to background investigation. Certain jurisdictions also require us to award subcontracts on a competitive basis or to subcontract with certain types of businesses, such as small businesses and businesses owned by members of minority groups. Our facilities are also subject to operational and financial audits by the governmental agencies with which we have contracts. Federal regulations also require federal government contractors like us to self-report evidence of certain forms of misconduct. We may not always successfully comply with these regulations and contract requirements, and failure to comply can result in material penalties, including financial penalties, non-renewal or termination of facility contracts, and suspension or debarment from contracting with certain government entities.

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

On September 26, 2013, the Federal Communications Commission (“FCC”), which regulates interstate communications, released a Report and Order and Further Notice of Proposed Rulemaking on the subject of rate reform for interstate inmate calling services (the “ICS Order”). The ICS Order was effective on February 11, 2014, subject to a stay on certain portions as a result of a pending legal challenge to the ICS Order. The ICS Order has had a significant impact on the rates that may be charged for interstate inmate calling services, or ICS, which include per-minute charges, per-call charges, and ancillary charges and other fees charged in connection with such service.

The Order applies directly to ICS providers who offer their services pursuant to contracts with correctional facilities, including those that we manage. The ICS Order places limits on rates that ICS providers can charge. A portion of the Order that currently is subject to the stay noted above, and thus has not yet become effective, also eliminates payments to correctional facilities on interstate calling services that are unrelated to providing ICS. This provision could have a significant impact on commission payments received by correctional facilities, including our facilities. The ICS Order is not currently expected to result in a material impact on our financial statements, as a significant amount of commissions paid by our ICS providers are passed along to our customers or are reserved and used for the benefit of inmates in our care.

A number of legal challenges to the ICS Order are pending and additional future challenges are possible, any of which could alter or delay the FCC’s implementation of the ICS Order. In addition, based on the ICS Order and/or the outcome of its challenges, various state commissions may consider changes to their intrastate rates. Moreover, the ICS Order seeks comment on additional measures for rate reform and the FCC has indicated that further reform of interstate and intrastate ICS rates is likely forthcoming. For these and other reasons, we cannot predict the ultimate impact of the ICS Order on our results of operations at this time.

Our failure to comply with, or changes to existing regulations or adoption of new regulations in, the areas discussed above could result in increases to our costs or reductions in revenue that could, independently or in the aggregate, have a material adverse effect on our results of operations.

Government agencies may investigate and audit our contracts and, if any improprieties are found, we may be required to refund revenues we have received, to forego anticipated revenues, and we may be subject to penalties and sanctions, including prohibitions on our bidding in response to RFPs. Certain of the governmental agencies with which we contract have the authority to audit and investigate our contracts with them. As part of that process, government agencies may review our performance of the contract, our pricing practices, our cost structure and our compliance with applicable performance requirements, laws, regulations and standards. The regulatory and contractual environment in which we operate is complex and many aspects of our operations remain subject to manual processes and oversight that make compliance monitoring difficult and resource intensive. For contracts that actually or effectively provide for certain reimbursement of expenses, if an agency determines that we have improperly allocated costs to a specific contract, we may not be reimbursed for those costs, and we could be required to refund the amount of any such costs that have been reimbursed. If a government audit asserts improper or illegal activities by us, we may be subject to civil and criminal penalties and administrative sanctions, including termination of contracts, forfeitures of profits, suspension of payments, fines and suspension or disqualification from doing business with certain government entities. In February 2014, we reached an agreement to pay $1.0 million in compensation to the state of Idaho regarding contractual disputes related to staffing at the Idaho Correctional Center stemming in part from an audit by the Idaho Department of Corrections. In addition to the potential civil and criminal penalties and administrative sanctions noted above, any adverse determination with respect to contractual or regulatory violations could negatively impact our ability to bid in response to RFPs in one or more jurisdictions.

We depend on a limited number of governmental customers for a significant portion of our revenues. We currently derive, and expect to continue to derive, a significant portion of our revenues from a limited number of governmental agencies. The loss of, or a significant decrease in, business from the BOP, ICE, USMS, or various state agencies could seriously harm our financial condition and results of operations. The three primary federal governmental agencies with correctional and detention responsibilities, the BOP, ICE, and USMS, accounted for 44% of our total revenues for the fiscal year ended December 31, 2013 ($740.0 million). The USMS accounted for 19% of our total revenues for the fiscal year ended December 31, 2013 ($317.9 million), BOP accounted for 13% of our total revenues for the fiscal year ended December 31, 2013 ($211.9 million), and ICE accounted for 12% of our total revenues for the fiscal year ended December 31, 2013 ($210.2 million). Although the revenue generated from each of these agencies is derived from numerous management contracts, the loss of one or more of such contracts could have a material adverse impact in our financial condition and results of operations. We expect to continue to depend upon these federal agencies and a relatively small group of other governmental customers for a significant percentage of our revenues.

The CDCR accounted for 12% of our total revenues for the fiscal year ended December 31, 2013 ($204.9 million), including the revenue we generated at the California City facility under a lease, as further described hereafter. In July 2013, we extended our agreement with the CDCR to continue to house inmates at the four facilities we currently operate for them in Arizona, Oklahoma, and Mississippi. The extension, which runs through June 30, 2016, allowed CDCR to transition California inmates housed at our 1,596-bed Red Rock Correctional Center to our other facilities upon mutual agreement. Accordingly, as of December 31, 2013, all of the California inmates were removed from our Red Rock Correctional Center in order to make room for inmates under our new contract with the state of Arizona, which commenced January 1, 2014. While the transition resulted in the loss of some of the inmates housed at the Red Rock facility, the transition plan included retention and transfer of certain inmates to our other facilities.

In May 2011, in response to a lawsuit brought by inmates against the state of California, the U.S. Supreme Court upheld a lower court ruling issued by a three judge panel requiring California to reduce its inmate population to 137.5% of its then current capacity, or to 110,000 inmates. As of December 31, 2013, the adult inmate population held in state of California institutions totaled approximately 119,000 inmates, which did not include the California inmates held in our out-of-state facilities. In October 2013, the U.S. Supreme Court refused to hear California’s appeal of the three judge panel’s order stating that the high court did not have jurisdiction in the case. That decision leaves the most recent capacity order from the three judge panel in effect, which is described in more detail hereafter.

In an effort to meet the Federal court ruling, the fiscal year 2012 budget of the state of California called for a significant reallocation of responsibilities from state government to local jurisdictions, including housing certain lower level inmates that were the responsibility of the State. This realignment plan commenced on October 1, 2011 and has resulted in a reduction in state inmate populations of approximately 25,000 as of December 31, 2013.

During the third quarter of 2013, the California passed legislation providing $315 million in its fiscal year 2014 that provides funding for our base contract of approximately 9,000 beds, additional out-of-state capacity over our base contract, as well as to lease prison space in-state in order to meet the 137.5% of capacity cap. Concurrently, the State has asked the court to amend its order and provide an extension on the date of compliance in return for adding additional resources toward community-based inmate programs that reduce recidivism. The State would pay for the additional programs by redirecting a portion of the monies allocated for additional out-of-state capacity described above. In response to the State’s request, the three judge panel ordered the inmate plaintiffs to meet and confer on the State’s proposal and extended the date of compliance to April 18, 2014. On February 10, 2014, a federal court extended to February 28, 2016 the date by which the state of California must comply with the maximum in-state population capacity rate of 137.5%, originally imposed by the federal court in 2009. As a result of the court’s ruling, it is unlikely that the state of California will be seeking additional out-of-state capacity. Rather, we believe the state of California will be working to resolve the overcrowded conditions in-state through utilizing public and/or private in-state facilities and implementing good time credits and other measures to reduce prison populations over the long term. The return of the California inmates to the state of California would have a significant adverse impact on our financial position, results of operations, and cash flows.

In October 2013, we entered into a lease for our 2,304-bed California City Correctional Center with the CDCR to help meet the aforementioned capacity cap. The lease agreement includes a three-year base term that commenced December 1, 2013, with unlimited two-year renewal options upon mutual agreement. Annual rent during the three-year base term is fixed at $28.5 million. After the three-year base term, the rent will be increased annually by the lesser of CPI (Consumer Price Index) or 2%. We will be responsible for repairs and maintenance, property taxes and property insurance, while all other aspects and costs of facility operations will be the responsibility of the CDCR. We will also provide up to $10.0 million in tenant improvements at no additional cost to the CDCR. Upon mutual agreement, we will fund additional tenant improvements, which will be repaid by the CDCR in monthly installments over 15 years, beginning July 1, 2014.

We depend upon our senior management and our ability to attract and retain sufficient qualified personnel.

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

As of December 31, 2013, we employed approximately 15,400 employees. Approximately 800 of our employees at four of our facilities, or approximately 5% of our workforce, are represented by labor unions. We have not experienced a strike or work stoppage at any of our facilities and in the opinion of management overall employee relations are good. New executive orders, administrative rules and changes in National Labor Relations could increase organizational activity at locations where employees are currently not represented by a labor organization. Increases in organizational activity or any future work stoppages could have a material adverse effect on our business, financial condition, or results of operations.

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

Certain of our facilities are subject to options to purchase and reversions. Eleven of our facilities are subject to an option to purchase by certain governmental agencies. Such options are exercisable by the corresponding contracting governmental entity generally at any time during the term of the respective facility contract. Certain of these purchase options are based on the depreciated book value of the facility, which essentially results in the transfer of ownership of the facility to the governmental agency at the end of the life used for accounting purposes. See “Business – Facility Portfolio – Facilities and Facility Management Contracts.” If any of these options are exercised, there exists the risk that we will be unable to invest the proceeds from the sale of the facility in one or more properties that yield as much cash flow as the property acquired by the government entity. In addition, in the event any of these options is exercised, there exists the risk that the contracting governmental agency will terminate the management contract associated with such facility. For the year ended December 31, 2013, the eleven facilities currently subject to these options generated $352.5 million in revenue (20.8% of total revenue) and incurred $226.2 million in operating expenses. Certain of the options to purchase are exercisable at prices below fair market value. See “Business – Facility Portfolio – Facilities and Facility Management Contracts.”

In addition, the ownership of two of our facilities (one of which is also subject to an option to purchase) will, upon the expiration of certain ground leases in 2015 and 2017, revert to the respective governmental agency contracting with us. See “Business – Facility Portfolio – Facilities and Facility Management Contracts.” At the time of such reversion, there exists the risk that the contracting governmental agency will terminate the contract associated with such facility. For the year ended December 31, 2013, the facilities subject to reversion generated $70.6 million in revenue (4.2% of total revenue) and incurred $54.6 million in operating expenses.

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

As of December 31, 2013, we had total indebtedness of $1,205.0 million. Our indebtedness could have important consequences. For example, it could:

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

The indentures related to our aggregate original principal amount of $325.0 million 4.125% senior notes due 2020 and $350.0 million 4.625% senior notes due 2023, referred to herein as our senior notes, and our revolving credit facility, contain financial and other restrictive covenants that limit our ability to engage in activities that may be in our long-term best interests. Our ability to borrow under our revolving credit facility is subject to compliance with certain financial covenants, including leverage and interest coverage ratios. Our revolving credit facility includes other restrictions that, among other things, limit our ability to incur indebtedness; grant liens; engage in mergers, consolidations and liquidations; make asset dispositions, restricted payments and investments; enter into transactions with affiliates; and amend, modify or prepay certain indebtedness. The indentures related to our senior notes contain limitations on our ability to effect mergers and change of control events, as well as other limitations, including limitations on the sale of assets and limitations on liens.

Our failure to comply with these covenants could result in an event of default that, if not cured or waived, could result in the acceleration of all or a substantial portion of our debts. We do not have sufficient working capital to satisfy our debt obligations in the event of an acceleration of all or a significant portion of our outstanding indebtedness.

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

The risk exists that our business will be unable to generate sufficient cash flow from operations or that future borrowings will not be available to us under our revolving credit facility in an amount sufficient to enable us to pay our indebtedness, including our existing senior notes, or to fund our other liquidity needs. We may need to refinance all or a portion of our indebtedness, including our senior notes, on or before maturity. We may not, however, be able to refinance any of our indebtedness, including our revolving credit facility and including our senior notes, on commercially reasonable terms or at all.

We are required to repurchase all or a portion of our senior notes upon a change of control, and our revolving credit facility is subject to acceleration upon a change in control.

Upon certain change of control events, as that term is defined in the indentures for our senior notes, including a change of control caused by an unsolicited third party, we are required to make an offer in cash to repurchase all or any part of each holder’s notes at a repurchase price equal to 101% of the principal thereof, plus accrued interest. The source of funds for any such repurchase would be our available cash or cash generated from operations or other sources, including borrowings, sales of equity or funds provided by a new controlling person or entity. Sufficient funds may not be available to us, however, at the time of any change of control event to repurchase all or a portion of the tendered notes pursuant to this requirement. Our failure to offer to repurchase notes, or to repurchase notes tendered, following a change of control will result in a default under the respective indentures, which could lead to a cross-default under our revolving credit facility and under the terms of our other indebtedness. In addition, our revolving credit facility which is subject to acceleration upon the occurrence of a change in control (as described therein), may prohibit us from making any such required repurchases. Prior to repurchasing the notes upon a change of control event, we must either repay outstanding indebtedness under our revolving credit facility or obtain the consent of the lenders under our revolving credit facility. If we do not obtain the required consents or repay our outstanding indebtedness under our revolving credit facility, we would remain effectively prohibited from offering to purchase the notes.

Despite current indebtedness levels, we may still incur more debt.

The terms of the indentures for our senior notes and our revolving credit facility restrict our ability to incur indebtedness; however, we may nevertheless incur additional indebtedness in the future and in the future, we may refinance all or a portion of our indebtedness, including our revolving credit facility, and may incur additional indebtedness as a result. As of December 31, 2013, we had $345.0 million of additional borrowing capacity available under our $900.0 million revolving credit facility. In addition, we may issue an indeterminate amount of debt securities from time to time when we determine that market conditions and the opportunity to utilize the proceeds from the issuance of such securities are favorable. If new debt is added to our and our subsidiaries’ current debt levels, the related risks that we and they now face could intensify.

Our access to capital may be affected by general macroeconomic conditions.

During the financial crisis in 2008 and 2009, several large financial institutions failed while others became dependent on the assistance of the federal government to continue to operate as going concerns. We can provide no assurance that the banks that have made commitments under our revolving credit facility will continue to operate as going concerns in the future. If any of the banks in the lending group were to fail, it is possible that the capacity under the revolving credit facility would be reduced. In the event that the availability under the revolving credit facility was reduced significantly, we could be required to obtain capital from alternate sources in order to continue with our business and capital strategies. Our options for addressing such capital constraints would include, but not be limited to (i) delaying certain capital expenditure projects, (ii) obtaining commitments from the remaining banks in the lending group or from new banks to fund increased amounts under the terms of the revolving credit facility, (iii) accessing the public capital markets, or (iv) reducing our dividend (but not less than amounts required to maintain our status as a REIT). Such alternatives could be on terms less favorable than under existing terms, which could have a material effect on our consolidated financial position, results of operations, or cash flows.

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

Risks Related to our REIT Structure

If we fail to remain qualified as a REIT, we would be subject to corporate income taxes and would not be able to deduct distributions to stockholders when computing our taxable income.

We currently operate in a manner that is intended to allow us to qualify as a REIT for federal income tax purposes commencing with our taxable year beginning January 1, 2013. However, we cannot assure you that we have qualified or will remain qualified as a REIT. Qualification as a REIT requires us to satisfy numerous requirements established under highly technical and complex sections of the Internal Revenue Code of 1986, as amended, (the “Code”), which may change from time to time and for which there are only limited judicial and administrative interpretations, and involves the determination of various factual matters and circumstances not entirely within our control. For example, in order to qualify as a REIT, the REIT must derive at least 95% of its gross income in any year from qualifying sources. In addition, a REIT is required to distribute annually to its stockholders at least 90% of the REIT taxable income (determined without regard to the dividends paid deduction and by excluding capital gains) and must satisfy specified asset tests on a quarterly basis.

If we fail to qualify as a REIT in any taxable year, we would be subject to federal income tax (including any applicable alternative minimum tax) on our taxable income computed in the usual manner for corporate taxpayers without deduction for distributions to our stockholders and we may need to borrow additional funds or issue securities to pay such additional tax liability. Any such corporate income tax liability could be substantial and would reduce the amount of cash available for other purposes because, unless we are entitled to relief under certain statutory provisions, we would be taxable as a C-corporation, beginning in the year in which the failure occurs, and we would not be allowed to re-elect to be taxed as a REIT for the following four years.

To maintain our REIT status, we may be forced to obtain capital during unfavorable market conditions, which could adversely affect our overall financial performance.

In order to qualify as a REIT, we will be required each year to distribute to our stockholders at least 90% of our REIT taxable income (determined without regard to the dividends paid deduction and by excluding any net capital gain) and we will be subject to tax to the extent our net taxable income (including net capital gain) is not fully distributed. In addition, we will be subject to a 4% nondeductible excise tax on the amount, if any, by which distributions we pay in any calendar year are less than the sum of 85% of our ordinary income, 95% of our net capital gains, and 100% of our undistributed income from prior years. Accordingly, we may not be able to fund all future capital needs, including acquisition and development activities, from cash retained from operations and may require additional capital from third-party sources to make new investments. We may acquire additional capital through our issuance of securities senior to our common stock, including additional borrowings or other indebtedness or the issuance of additional securities. Issuance of such senior securities creates additional risks because leverage is a speculative technique that may adversely affect common stockholders. If the return on assets acquired with borrowed funds or other leverage proceeds does not exceed the cost of the leverage, the use of leverage could cause us to lose money.

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

To qualify for taxation as a REIT effective for the year ended December 31, 2013, we were required to distribute to our stockholders on or before December 31, 2013, our undistributed accumulated earnings and profits attributable to taxable periods ending prior to January 1, 2013. On May 20, 2013, we distributed $675.0 million to shareholders of record as of April 19, 2013 in satisfaction of this requirement (the “E&P Distribution”). We believe that the total value of the E&P Distribution was sufficient to fully distribute our accumulated earnings and profits and that a portion of the E&P Distribution exceeded our accumulated earnings and profits. However, the amount of our accumulated earnings and profits is a complex factual and legal determination. We may have had less than complete information at the time we estimated our earnings and profits or may have interpreted the applicable law differently from the IRS. Substantial uncertainties exist relating to the computation of our undistributed accumulated earnings and profits, including the possibility that the IRS could, in auditing tax years through 2012, successfully assert that our taxable income should be increased, which could increase our pre-REIT accumulated earnings and profits. Thus, we could fail to satisfy the requirement that we distribute all of our pre-REIT accumulated earnings and profits by the close of our first taxable year as a REIT. Moreover, although there are procedures available to cure a failure to distribute all of our pre-REIT accumulated earnings and profits, we cannot now determine whether we would be able to take advantage of them or the economic impact to us of doing so.

Performing services through our TRSs may increase our overall tax liability relative to other REITs or subject us to certain excise taxes.

A TRS may hold assets and earn income, including income earned from the performance of correctional services, that would not be qualifying assets or income if held or earned directly by a REIT. We conduct a significant portion of our business activities through our TRSs. Our TRSs are subject to federal, foreign, state and local income tax on their taxable income, and their after-tax net income generally is available for distribution to us but is not required to be distributed to us. The TRS rules also impose a 100% excise tax on certain transactions between a TRS and its parent REIT that are not conducted on an arm’s-length basis. In addition, the TRS rules limit the deductibility of interest paid or accrued by a TRS to its parent REIT to ensure that the TRS is subject to an appropriate level of corporate income taxation. We believe our arrangements with our TRSs are on arm’s-length terms and intend to continue to operate in a manner that allows us to avoid incurring the 100% excise tax described above. There can be no assurance, however, that we will be able to avoid application of the 100% excise tax or the limitations on interest deductions discussed above.

The value of the securities we own in our TRS is limited under the REIT asset tests.

Under the Code, no more than 25% of the value of the gross assets of a REIT may be represented by securities of one or more TRSs. This limitation may affect our ability to increase the size of our TRSs’ operations and assets, and there can be no assurance that we will be able to comply with the 25% limitation. If we are unable to comply with the 25% limitation, we would fail to qualify as a REIT. Furthermore, our significant use of TRSs may cause the market to value shares of our common stock differently than the stock of other REITs, which may not use TRSs as extensively. Although we intend to monitor the value of our investments in TRSs, there can be no assurance that we will be able to comply with the 25% limitation discussed above.

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

In order to satisfy the requirements for REIT qualification, no more than 50% in value of all classes or series of our outstanding shares of stock may be owned, actually or constructively, by five or fewer individuals (as defined in the Code to include certain entities) at any time during the last half of each taxable year beginning with our 2014 taxable year. To assist us in satisfying this share ownership requirement, we amended our charter in May 2013 to impose ownership limits on each class and series of our shares of stock. Under applicable constructive ownership rules, any shares of stock owned by certain affiliated owners generally would be added together for purposes of the common stock ownership limits, and any shares of a given class or series of preferred stock owned by certain affiliated owners generally would be added together for purposes of the ownership limit on such class or series.

If anyone transfers shares of our common stock in a manner that would violate the ownership limits, or prevent us from qualifying as a REIT under the federal income tax laws, under the amended charter, those shares of common stock instead would be transferred to a trust for the benefit of a charitable beneficiary and will be either redeemed by us or sold to a person whose ownership of the shares will not violate the ownership limit. If this transfer to a trust fails to prevent such a violation or fails to permit our continued qualification as a REIT, then the initial intended transfer would be null and void from the outset. The intended transferee of those shares will be deemed never to have owned the shares. Anyone who acquires shares in violation of the ownership limit or the other restrictions on transfer bears the risk of suffering a financial loss when the shares of common stock are redeemed or sold if the market price of our shares of common stock falls between the date of purchase and the date of redemption or sale.

Complying with REIT requirements may cause us to forego otherwise attractive opportunities or liquidate otherwise attractive investments.

To qualify as a REIT for federal income tax purposes, we must continually satisfy tests concerning, among other things, the sources of our income, the nature and diversification of our assets, the amounts we distribute to our stockholders and the ownership of our common stock. If we fail to comply with one or more of the asset tests at the end of any calendar quarter, we must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification and suffering adverse tax consequences. In order to meet these tests, we may be required to forego investments we might otherwise make or to liquidate otherwise attractive investments. Thus, compliance with the REIT requirements may hinder our performance and reduce amounts available for distribution to our stockholders.

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

We are generally required to distribute to our stockholders at least 90% of our net taxable income (excluding net capital gains) each year to qualify as a REIT under the Code, which requirement we currently intend to satisfy. To the extent we satisfy the 90% distribution requirement but distribute less than 100% of our net taxable income (including net capital gains), we will be subject to federal corporate income tax on our undistributed net taxable income. We intend to distribute at least 100% of our net taxable income (excluding net capital gains). However, our ability to make distributions to our stockholders may be adversely affected by the issues described in the risk factors set forth in this annual report. Subject to satisfying the requirements for REIT qualification, we intend over time to make regular quarterly distributions to our stockholders. Our Board of Directors has the sole discretion to determine the timing, form and amount of any distributions to our stockholders. Our Board of Directors makes determinations regarding distributions based upon, among other factors, our historical and projected results of operations, financial condition, cash flows and liquidity, satisfaction of the requirements for REIT qualification and other tax considerations, capital expenditure and other expense obligations, debt covenants, contractual prohibitions or other limitations and applicable law and such other matters as our Board of Directors may deem relevant from time to time. Among the factors that could impair our ability to make distributions to our stockholders are:

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

Dividends payable by REITs, including us, generally do not qualify for the reduced tax rates available for some dividends.

“Qualified dividends” payable to U.S. stockholders that are individuals, trusts and estates generally are subject to tax at preferential rates. Subject to limited exceptions, dividends payable by REITs are not eligible for these reduced rates and are taxable at ordinary income tax rates. The more favorable rates applicable to regular corporate qualified dividends could cause investors who are individuals, trusts and estates to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the shares of REITs, including the shares of our common stock.

Distributions that we make to our stockholders are treated as dividends to the extent of our earnings and profits as determined for federal income tax purposes and are generally taxable to our stockholders as ordinary income. However, our dividends are eligible for the lower rate applicable to “qualified dividends” to the extent they are attributable to income that was previously subject to corporate income tax, such as the dividends we receive from our TRSs and our E&P Distribution. Also, a portion of our distributions may be designated by us as long-term capital gains to the extent that they are attributable to capital gain income recognized by us. Our distributions may constitute a return of capital to the extent that they exceed our earnings and profits as determined for federal income tax purposes. A return of capital generally is not taxable, but has the effect of reducing the basis of a shareholder’s investment in our shares of common stock. Any such distributions that exceed a shareholder’s tax basis in our shares of common stock generally will be taxable as capital gains.

If you receive dividends in shares of our stock, you may be required to pay tax in excess of any cash you receive.

We paid approximately 80% of the E&P Distribution in our common stock and may in the future distribute other taxable dividends that are payable in our stock. Taxable stockholders receiving such dividends will be required to include the full amount of the dividend as income to the extent of our current and accumulated earnings and profits for federal income tax purposes. As a result, a U.S. stockholder may be required to pay tax with respect to such dividends in excess of the cash received. If a U.S. stockholder sells the stock it receives as a dividend in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of our stock at the time of the sale. Furthermore, with respect to non-U.S. stockholders, we may be required to withhold U.S. tax with respect to such dividends, including in respect of all or a portion of such dividend that is payable in stock. In addition, if a significant number of our stockholders determine to sell shares of our common stock in order to pay taxes owed on dividends, such sales may have an adverse effect on the per share trading price of our common stock.

We could have potential deferred and contingent tax liabilities from our REIT conversion that could limit, delay or impede future sales of our properties.

Even though we qualify for taxation as a REIT, if we acquire any asset from a corporation which is or has been a C-Corporation in a transaction in which the basis of the asset in our hands is less than the fair market value of the asset (including as a result of the REIT conversion), in each case determined at the time we acquired the asset, and we subsequently recognize gain on the disposition of the asset during the ten-year period beginning on the date on which we acquired the asset, then we will be required to pay tax at the highest regular corporate tax rate on this gain to the extent of the excess of (a) the fair market value of the asset over (b) its adjusted basis in the asset, in each case determined as of the date on which we acquired the asset. These requirements could limit, delay or impede future sales of our properties. We currently do not expect to sell any asset if the sale would result in the imposition of a material tax liability. We cannot, however, assure you that we will not change our plans in this regard.

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

Future offerings of debt or equity securities ranking senior to our common stock or incurrence of debt (including under our revolving credit facility) may adversely affect the market price of our common stock.

If we decide to issue debt or equity securities in the future ranking senior to our common stock or otherwise incur indebtedness (including under our revolving credit facility), it is possible that these securities or indebtedness will be governed by an indenture or other instrument containing covenants restricting our operating flexibility and limiting our ability to make distributions to our stockholders. Additionally, any convertible or exchangeable securities that we issue in the future may have rights, preferences and privileges, including with respect to distributions, more favorable than those of our common stock and may result in dilution to owners of our common stock. Because our decision to issue debt or equity securities in any future offering or otherwise incur indebtedness will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings or financings, any of which could reduce the market price of our common stock and dilute the value of our common stock.

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

The properties we owned at December 31, 2013 are described under Item 1 and in Note 4 of the Notes to the Financial Statements contained in this Annual Report, as well as in Schedule III in Part IV to this Annual Report.

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

Market Price of and Distributions on Capital Stock

Our common stock is traded on the New York Stock Exchange, or NYSE, under the symbol “CXW.” On February 18, 2014 the last reported sale price of our common stock was $32.67 per share and there were approximately 3,750 registered holders and approximately 40,000 beneficial holders, respectively, of our common stock.

The following table sets forth, for the fiscal quarters indicated, the range of high and low sales prices of the common stock.

Common Stock

	SALES PRICE
	HIGH	LOW
FISCAL YEAR 2013
First Quarter	$39.31	$36.11
Second Quarter	$41.40	$32.25
Third Quarter	$35.75	$31.10
Fourth Quarter	$38.13	$31.86

	SALES PRICE
	HIGH	LOW
FISCAL YEAR 2012
First Quarter	$27.64	$20.63
Second Quarter	$31.87	$24.74
Third Quarter	$35.16	$29.10
Fourth Quarter	$36.54	$30.84

Dividend Policy

During 2012 and 2013, CCA’s Board of Directors declared the following quarterly dividends on its common stock:

Declaration Date	Record Date	Payable Date	Per Share
May 11, 2012	June 8, 2012	June 22, 2012		$0.20
August 20, 2012	September 14, 2012	September 28, 2012		$0.20
November 6, 2012	November 30, 2012	December 14, 2012		$0.20
February 22, 2013	April 3, 2013	April 15, 2013		$0.53
May 16, 2013	July 3, 2013	July 15, 2013		$0.48
August 16, 2013 December 12, 2013	October 2, 2013 January 2, 2014	October 15, 2013 January 15, 2014	$ $	0.48 0.48

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

Each CCA shareholder could elect to receive payment of the special dividend either in all cash, all shares of CCA common stock or a combination of cash and CCA common stock, with the total amount of cash payable to shareholders limited to a maximum of 20% of the total value of the special dividend, or $135.0 million. The total amount of cash elected by shareholders exceeded 20% of the total value of the special dividend. As a result, the cash payment was prorated among those shareholders who elected to receive cash, and the remaining portion of the special dividend was paid in shares of CCA common stock. The total number of shares of CCA common stock distributed pursuant to the special dividend was 13.9 million and was determined based on shareholder elections and the average closing price per share of CCA common stock on the New York Stock Exchange for the three trading days after May 9, 2013, or $38.90 per share. Subsequent dividends declared by the Board of Directors reflected the additional shares outstanding as a result of the special dividend.

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

The following selected financial data for the five years ended December 31, 2013, was derived from our consolidated financial statements and the related notes thereto after any applicable reclassification of discontinued operations. This data should be read in conjunction with our audited consolidated financial statements, including the related notes, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Our audited consolidated financial statements, including the related notes, as of December 31, 2013 and 2012, and for the years ended December 31, 2013, 2012, and 2011 are included in this Annual Report.

CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES

SELECTED HISTORICAL FINANCIAL INFORMATION

(in thousands, except per share data)

	For the Years Ended December 31,
	2013	2012	2011	2010	2009
STATEMENT OF OPERATIONS:
Revenues	$1,694,297	$1,723,657	$1,688,805	$1,628,217	$1,582,493

Expenses:
Operating	1,220,351	1,217,051	1,158,269	1,120,094	1,091,458
General and administrative	103,590	88,935	91,227	84,148	86,537
Depreciation and amortization	112,692	113,063	107,568	103,073	99,337
Asset impairments	6,513	—	—	—	—

	1,443,146	1,419,049	1,357,064	1,307,315	1,277,332

Operating income	251,151	304,608	331,741	320,902	305,161

Other (income) expense:
Interest expense, net	45,126	58,363	72,940	71,127	72,780
Expenses associated with debt refinancing transactions	36,528	2,099	—	—	3,838
Other (income) expense	(100)	(333)	305	42	(142)

	81,554	60,129	73,245	71,169	76,476

Income from continuing operations before income taxes	169,597	244,479	258,496	249,733	228,685
Income tax benefit (expense)	134,995	(87,513)	(96,166)	(93,495)	(78,786)

Income from continuing operations	304,592	156,966	162,330	156,238	149,899
Income (loss) from discontinued operations, net of taxes	(3,757)	(205)	180	955	5,055

Net income	$300,835	$156,761	$162,510	$157,193	$154,954

Basic earnings per share:
Income from continuing operations	$2.77	$1.58	$1.55	$1.39	$1.29
Income (loss) from discontinued operations, net of taxes	(0.03)	—	—	0.01	0.04

Net income	$2.74	$1.58	$1.55	$1.40	$1.33

Diluted earnings per share:
Income from continuing operations	$2.73	$1.56	$1.54	$1.38	$1.28
Income (loss) from discontinued operations, net of taxes	(0.03)	—	—	0.01	0.04

Net income	$2.70	$1.56	$1.54	$1.39	$1.32

Weighted average common shares outstanding:
Basic	109,617	99,545	104,736	112,015	116,088
Diluted	111,250	100,623	105,535	112,977	117,290

	December 31,
	2013	2012	2011	2010	2009
BALANCE SHEET DATA:
Total assets	$3,007,425	$2,974,742	$3,019,631	$2,983,228	$2,905,743
Total debt	$1,205,000	$1,111,545	$1,245,014	$1,156,568	$1,149,099
Total liabilities	$1,504,918	$1,453,122	$1,611,609	$1,512,357	$1,463,197
Stockholders’ equity	$1,502,507	$1,521,620	$1,408,022	$1,470,871	$1,442,546

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

OVERVIEW

We currently own or control 53 correctional and detention facilities and manage an additional 13 facilities owned by our government partners, with a total design capacity of approximately 86,000 beds in 20 states and the District of Columbia. We are the nation’s largest owner of privatized correctional and detention facilities and one of the largest prison operators in the United States, behind only the federal government and three states. Our size and experience provide us with significant credibility with our current and prospective customers, and enable us to generate economies of scale in purchasing power for food services, health care and other supplies and services we offer to our government partners.

REIT Conversion

In February 2013, we received a favorable ruling from the Internal Revenue Service (“IRS”) substantially in the form submitted, and announced that we had completed our analysis of the feasibility and potential benefits of a conversion to a real estate investment trust (“REIT”) and had completed the reorganization of our corporate structure to begin operating as a REIT for federal income tax purposes effective January 1, 2013. We believe that operating as a REIT maximizes our ability to create stockholder value given the nature of our assets, helps lower our cost of capital, draws a larger base of potential stockholders, provides greater flexibility to pursue growth opportunities, and creates a more efficient operating structure.

Since the completion of our REIT reorganization, we provide correctional services and conduct other operations through taxable REIT subsidiaries (“TRSs”). A TRS is a subsidiary of a REIT that is subject to applicable corporate income tax and certain qualification requirements. Our use of TRSs enables us to comply with REIT qualification requirements while providing correctional services at facilities we own and at facilities owned by our government partners and to engage in certain other operations. A TRS is not subject to the distribution requirements applicable to REITs so it may retain income generated by its operations for reinvestment.

As a REIT, we generally are not subject to federal income taxes on our REIT taxable income and gains that we distribute to our stockholders, including the income derived from providing prison bed capacity and dividends we earn from our TRSs’ provision of correctional services to our government partners. However, even if we qualify as a REIT, our TRSs will be required to pay income taxes on their earnings at regular corporate income tax rates.

As a REIT, we generally are required to distribute annually to our stockholders at least 90% of our REIT taxable income (determined without regard to the dividends paid deduction and excluding net capital gains). Our REIT taxable income will not typically include income earned by our TRSs except to the extent our TRSs pay dividends to the REIT. Prior to our REIT reorganization, we operated as a C-corporation for federal income tax purposes. A REIT is not permitted to retain earnings and profits accumulated during the periods it was taxed as a C-corporation, and must make one or more distributions to stockholders that equal or exceed those accumulated amounts. To satisfy this requirement, on April 8, 2013, our Board of Directors declared a special dividend to stockholders of $675.0 million, or $6.66 per share of common stock to distribute our accumulated earnings and profits attributable to tax periods ending prior to January 1, 2013. We paid the special dividend on May 20, 2013 to stockholders of record as of April 19, 2013. The special dividend was composed of cash and shares of our common stock, at each stockholder’s election, subject to a cap on the total amount of cash equal to 20% of the aggregate amount of the special dividend, or $135.0 million. The balance of the special dividend was paid in the form of 13.9 million additional shares of our common stock.

Our Business

We are compensated for providing correctional bed space and operating and managing prisons and correctional facilities at an inmate per diem rate based upon actual or minimum guaranteed occupancy levels. The significant expansion of the prison population in the United States has led to overcrowding in the federal and state prison systems, providing us with opportunities for growth. Federal, state, and local governments are constantly under budgetary constraints putting pressure on governments to control correctional budgets, including per diem rates our customers pay to us as well as pressure on appropriations for building new prison capacity. Several of our state partners are projecting increases in tax revenues and improvements in their budgets. All of our state partners have balanced budget requirements, which may force them to further reduce their expenses if their tax revenues, which typically lag the overall economy, do not meet their expectations. Actions to control their expenses could include reductions in inmate populations through early release programs, alternative sentencing, or inmate transfers from facilities managed by private operators to facilities operated by government jurisdictions. Further, certain government partners have requested, and additional government partners could request, reductions in per diem rates or request that we forego prospective rate increases in the future as methods of addressing the budget shortfalls they may be experiencing. We believe we have been successful in working with our government partners to help them manage their correctional costs while minimizing the financial impact to us, and will continue to provide unique solutions to their correctional needs. We believe the long-term growth opportunities of our business remain very attractive as certain states consider efficiency and savings opportunities we can provide. Further, we expect insufficient bed development by our partners to result in future demand for additional bed capacity.

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

We have staff throughout the organization actively engaged in marketing our available capacity to existing and prospective customers. Historically, we have been successful in substantially filling our inventory of available beds and the beds that we have constructed. Filling these available beds would provide substantial growth in revenues, cash flow, and earnings per share. However, we can provide no assurance that we will be able to fill our available beds.

Although the demand for prison beds in the short term has been and could continue to be affected by the severe budget challenges many of our customers currently face, these challenges put further pressure on our customers’ ability to construct new prison beds of their own, which we believe could result in further reliance on the private sector for providing the capacity we believe our customers will need in the long term. We will continue to pursue build-to-suit opportunities like the 1,124-bed Jenkins Correctional Center we constructed and placed into service in 2012 for the state of Georgia, as well as the recently announced 2,552-bed facility in Trousdale County, Tennessee. In the long-term, we would like to see continued and meaningful utilization of our remaining capacity and better visibility from our customers before we add any additional capacity on a speculative basis.

We also remain steadfast in our efforts to contain costs. Approximately 65% of our operating expenses consist of salaries and benefits. The turnover rate for correctional officers for our company, and for the corrections industry in general, remains high. Although we experienced an improvement in workers’ compensation and medical benefits costs for our employees in 2013 as compared to the prior year, we remain focused on these costs due to continued rising healthcare costs throughout the country and the uncertainty of the impact of the Patient Protection and Affordable Care Act on future healthcare costs. Reducing these staffing costs requires a long-term strategy to control such costs, and we continue to dedicate resources to enhance our benefits, provide training and career development opportunities to our staff and attract and retain quality personnel. Recognizing the challenges we faced as a result of the economic downturn, our efforts to contain costs were intensified, as we implemented a company-wide initiative to improve operating efficiencies, and established a framework for accelerating the process and ensuring continuous delivery over the long-term. We continue to generate favorable results from this initiative.

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

Asset impairments: Although we experienced asset impairments of $5.6 million, excluding goodwill, during 2013 associated with the termination of the management contract at the managed-only Wilkinson County Correctional Facility and the lease termination at the North Georgia Detention Center, the primary risk we face for future asset impairment charges, excluding goodwill, is associated with correctional facilities we own. As of December 31, 2013, we had $2.5 billion in property and equipment, including $158.5 million in long-lived assets excluding equipment, at nine idled facilities, including the Mineral Wells and Marion Adjustment facilities that were idled during 2013. The impairment analyses we performed for each of these facilities excluded the net book value of equipment, as a substantial portion of the equipment is easily transferrable to other company-owned facilities without significant cost. From the date each facility became idle, the idled facilities incurred combined operating expenses of $6.8 million, $6.2 million, and $5.2 million for the years ended December 31, 2013, 2012, and 2011, respectively. The 2013 amount excludes expenses incurred in connection with the activation of the Diamondback Correctional Facility beginning in the third quarter of 2013. The carrying values of these facilities as of December 31, 2013 were as follows (in thousands):

Shelby Training Center	$751
Queensgate Correctional Facility	11,808
Prairie Correctional Facility	19,366
Huerfano County Correctional Center	19,800
Diamondback Correctional Facility	44,223
Otter Creek Correctional Center	24,805
Houston Educational Facility	6,473
Mineral Wells Pre-Parole Transfer Facility	17,856
Marion Adjustment Center	13,429

$158,511

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

We re-perform the impairment analyses on an annual basis for each of the idle facilities and evaluate on a quarterly basis market developments for the potential utilization of each of these facilities in order to identify events that may cause us to reconsider our most recent assumptions. Such events could include negotiations with a prospective customer for the utilization of an idle facility at terms significantly less favorable than used in our most recent impairment analysis, or changes in legislation surrounding a particular facility that could impact our ability to house certain types of inmates at such facility, or a demolition or substantial renovation of a facility. Further, a substantial increase in the number of available beds at other facilities we own could lead to a deterioration in market conditions and cash flows that we might be able to obtain under a new management contract at our idle facilities. We have historically secured contracts with customers at existing facilities that were already operational, allowing us to move the existing population to other idle facilities. Although they are not frequently received, an unsolicited offer to purchase any of our idle facilities at amounts that are less than the carrying value could also cause us to reconsider the assumptions used in our most recent impairment analysis. However, we can provide no assurance that we will be able to secure agreements to utilize our idle facilities, or that we will not incur impairment charges in the future.

The estimates of recoverability are initially based on projected undiscounted cash flows that are comparable to historical cash flows from management contracts at similar facilities to the idled facilities and sensitivity analyses that consider reductions to such cash flows. Our sensitivity analyses included reductions in projected cash flows by as much as half of the historical cash flows generated by the respective facility as well as prolonged periods of vacancies. In all cases, the projected undiscounted cash flows in our analyses as of December 31, 2013, exceeded the carrying amounts of each facility by material amounts.

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

By their nature, these estimates contain uncertainties with respect to the extent and timing of the respective cash flows due to potential delays or material changes to historical terms and conditions in contracts with prospective customers that could impact the estimate of cash flows. Notwithstanding the effects the current economy has had on our customers’ demand for prison beds in the short term which has led to our decision to idle certain facilities, we believe the long-term trends favor an increase in the utilization of our correctional facilities and management services. This belief is based on our experience in operating in difficult economic environments and in working with governmental agencies faced with significant budgetary challenges, which is a primary contributing factor to the lack of appropriated funding to build new bed capacity by the federal and state governments with which we partner.

Goodwill impairments. As of December 31, 2013, we had $16.1 million of goodwill related to certain of our managed-only facilities, a facility we lease, and related to our acquisition of Correctional Alternatives, Inc. (“CAI”), as further described hereafter. We evaluate the carrying value of goodwill during the fourth quarter of each year, in connection with our annual budgeting process, and whenever circumstances indicate the carrying value of goodwill may not be recoverable. Such circumstances primarily include, but are not limited to, the termination of a management contract or a significant decrease in inmate populations within a reporting unit.

During the second quarter of 2013, we received notification that we were not selected for the continued management of the Wilkinson County Correctional Facility at the end of the contract on June 30, 2013. As a result of this managed-only contract termination, we reported a goodwill impairment charge of $0.8 million in the second quarter of 2013, which has been reported in discontinued operations in the consolidated statement of operations.

During the third quarter of 2013, we reported an asset impairment of $1.0 million for the write-off of goodwill associated with the Idaho Correctional Center. During the second quarter of 2013, the state of Idaho reported that they expected to solicit bids for the management of the Idaho Correctional Center upon the expiration of our contract in June 2014. During the third quarter of 2013, we decided not to submit a bid and, therefore, expect to transition management to another operator upon expiration of the contract. The state announced in early 2014 that it will take over management of the facility effective July 1, 2014.

During the fourth quarter of 2013, we reported an asset impairment of $1.1 million for the write-off of goodwill associated with the Bay Correctional Facility in Florida. In the fourth quarter of 2013, the Florida Department of Management Services (“DMS”) awarded to another operator the contract to manage this facility owned by the state of Florida upon the expiration of our contract on January 31, 2014.

In September 2011, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2011-08 that gives companies the option to perform a qualitative assessment that may allow them to skip the annual two-step impairment test. Under the amendments in ASU 2011-08, a company has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. If the two-step impairment test is required, we determine the fair value of a reporting unit using a collaboration of various common valuation techniques, including market multiples and discounted cash flows. We evaluated our goodwill for impairment in the fourth quarter of 2013 by using the qualitative factors described in ASU 2011-08 and concluded that it was not more likely than not that the fair value of our reporting units was less than the carrying amounts thus allowing us to forego the two-step impairment test. We do not expect our estimates or assumptions used in this analysis to change in the near term such that they would trigger an impairment of goodwill, except for notification of a contract termination or non-renewal of a contract by a customer at a facility with goodwill, like we experienced during 2013 at the Wilkinson, Idaho, and Bay Correctional facilities. Each of these techniques requires considerable judgment and estimations which could change in the future.

Income taxes. Deferred income taxes reflect the available net operating losses and the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of changes in tax rates on deferred tax assets and liabilities is recognized in the statement of operations in the period that includes the enactment date. As a result of our election to be taxed as a REIT effective January 1, 2013, during the first quarter of 2013 we recorded a net tax benefit of $137.7 million for the revaluation of certain deferred tax assets and liabilities and other income taxes associated with the REIT conversion based on the revised estimated annual effective tax rate as a REIT. Realization of the future tax benefits related to deferred tax assets is dependent on many factors, including our past earnings history, expected future earnings, the character and jurisdiction of such earnings, unsettled circumstances that, if unfavorably resolved, would adversely affect utilization of our deferred tax assets, carryback and carryforward periods, and tax planning strategies that could potentially enhance the likelihood of realization of a deferred tax asset.

Self-funded insurance reserves. As of December 31, 2013 and 2012, we had $33.8 million and $33.9 million, respectively, in accrued liabilities for employee health, workers’ compensation, and automobile insurance claims. We are significantly self-insured for employee health, workers’ compensation, and automobile liability insurance claims. As such, our insurance expense is largely dependent on claims experience and our ability to control our claims. We have consistently accrued the estimated liability for employee health insurance claims based on our history of claims experience and the estimated time lag between the incident date and the date we pay the claims. We have accrued the estimated liability for workers’ compensation claims based on an actuarial valuation of the outstanding liabilities, discounted to the net present value of the outstanding liabilities, using a combination of actuarial methods used to project ultimate losses, and our automobile insurance claims based on estimated development factors on claims incurred. The liability for employee health, workers’ compensation, and automobile insurance includes estimates for both claims incurred and for claims incurred but not reported. These estimates could change in the future. It is possible that future cash flows and results of operations could be materially affected by changes in our assumptions, new developments, or by the effectiveness of our strategies.

Legal reserves. As of December 31, 2013 and 2012, we had $6.2 million and $8.6 million, respectively, in accrued liabilities related to certain legal proceedings in which we are involved. We have accrued our best estimate of the probable costs for the resolution of these claims based on a range of potential outcomes. In addition, we are subject to current and potential future legal proceedings for which little or no accrual has been reflected because our current assessment of the potential exposure is nominal. These estimates have been developed in consultation with our General Counsel’s office and, as appropriate, outside counsel handling these matters, and are based upon an analysis of potential results, assuming a combination of litigation and settlement strategies. It is possible that future cash flows and results of operations could be materially affected by changes in our assumptions, new developments, or by the effectiveness of our strategies.

RESULTS OF OPERATIONS

Our results of operations are impacted by the number of facilities we owned and managed, the number of facilities we managed but did not own, the number of facilities we leased to other operators, and the facilities we owned that were not in operation. The following table sets forth the changes in the number of facilities operated for the years ended December 31, 2013, 2012 and 2011.

	Effective Date	Owned and Managed	Managed Only	Leased	Total
Facilities as of December 31, 2010		45	21	2	68
Purchase of Lake Erie Correctional Institution	December 2011	1	—	—	1

Facilities as of December 31, 2011		46	21	2	69

Termination of the management contract for the Delta Correctional Facility	January 2012	—	(1)	—	(1)
Activation of the Jenkins Correctional Center	March 2012	1	—	—	1

Facilities as of December 31, 2012		47	20	2	69

Reclassification of Elizabeth Detention Center as owned and managed from managed only	January 2013	1	(1)	—	—
Reclassification of North Georgia Detention Center as owned and managed from managed only	January 2013	1	(1)	—	—
Termination of the management contract for the Wilkinson County Correctional Facility	June 2013	—	(1)	—	(1)
Acquisition of CAI	July 2013	2	—	—	2
Termination of the management contract for the Dawson State Jail	August 2013	—	(1)	—	(1)
Assignment of the contract at the Bridgeport Pre-Parole Transfer Facility	September 2013	(1)	—	1	—
Lease of the California City Correctional Center	December 2013	(1)	—	1	—

Facilities as of December 31, 2013		49	16	4	69

Year Ended December 31, 2013 Compared to the Year Ended December 31, 2012

During the year ended December 31, 2013, we generated net income of $300.8 million, or $2.70 per diluted share, compared with net income of $156.8 million, or $1.56 per diluted share, for the previous year. Net income was favorably impacted during 2013 by the income tax benefit of $137.7 million recorded during the first quarter of 2013, or $1.24 per diluted share, due to the revaluation of certain deferred tax assets and liabilities and other income taxes associated with the REIT conversion effective January 1, 2013. In addition, results for 2013 were favorably impacted by a tax benefit of $4.9 million, or $0.04 per share due to certain tax strategies implemented during the second quarter of 2013 that resulted in a further reduction in income taxes. The income tax benefit during the second quarter of 2013 was offset by our decision to provide bonuses totaling $5.0 million, or $0.04 per share after taxes, to non-management staff in lieu of merit increases in 2013. We have monitored our compensation levels very closely and believe these adjustments to our compensation strategy were necessary to help ensure the long-term success of our business.

Net income for 2013 was negatively impacted due to several other non-routine items including $43.5 million, net of taxes, or $0.39 per diluted share for expenses associated with debt refinancing transactions, the REIT conversion, and with the acquisition of CAI, as further described hereafter. Net income was also negatively impacted during 2013 by asset impairments associated with contract terminations of $6.7 million, net of taxes, or $0.06 per diluted share. Earnings per share during the year ended December 31, 2013 was also negatively impacted by the additional 13.9 million shares issued as a result of the special dividend as previously described.

Net income for 2012 was also impacted by several non-routine items. As a result of the internal reorganization of our corporate structure completed on December 31, 2012 to facilitate our qualification as a REIT effective for our taxable year beginning January 1, 2013, we were required to revalue certain deferred tax assets and liabilities which resulted in a net tax benefit of $2.9 million, or $0.03 per diluted share, favorably impacting our net income during 2012. Net income was negatively impacted during 2012 by charges totaling $4.0 million, net of taxes, or $0.04 per diluted share, associated with debt refinancing transactions and the charges associated with the REIT conversion as previously described.

Facility Operations

A key performance indicator we use to measure the revenue and expenses associated with the operation of the facilities we own or manage is expressed in terms of a compensated man-day, which represents the revenue we generate and expenses we incur for one inmate for one calendar day. Revenue and expenses per compensated man-day are computed by dividing facility revenue and expenses by the total number of compensated man-days during the period. A compensated man-day represents a calendar day for which we are paid for the occupancy of an inmate. We believe the measurement is useful because we are compensated for operating and managing facilities at an inmate per-diem rate based upon actual or minimum guaranteed occupancy levels. We also measure our ability to contain costs on a per-compensated man-day basis, which is largely dependent upon the number of inmates we accommodate. Further, per compensated man-day measurements are also used to estimate our potential profitability based on certain occupancy levels relative to design capacity. Revenue and expenses per compensated man-day for all of the facilities placed into service that we owned or managed, exclusive of those discontinued (see further discussion below regarding discontinued operations) or held for lease, were as follows for the years ended December 31, 2013 and 2012:

	For the Years Ended December 31,
	2013	2012
Revenue per compensated man-day	$60.57	$60.22
Operating expenses per compensated man-day:
Fixed expense	32.48	31.91
Variable expense	10.26	10.13

Total	42.74	42.04

Operating income per compensated man-day	$17.83	$18.18

Operating margin	29.4%	30.2%

Average compensated occupancy	85.2%	87.9%

Average available beds	88,894	88,646

Average compensated population	75,698	77,961

Revenue and expenses per compensated man-day exclude revenues (and compensated man-days) earned and expenses incurred during the fourth quarter of 2013 for the Red Rock and Diamondback facilities because of the distorted impact they have on the statistics due to the transition to a new contract at the Red Rock facility and activation in anticipation of a new contract at the Diamondback facility during the quarter.

Revenue

Total revenue decreased to $1,694.3 million in 2013 from $1,723.7 million in 2012. Total revenue consists of revenue we generate in the operation and management of correctional and detention facilities, as well as rental revenue generated from facilities we lease to third-party operators, and from our inmate transportation subsidiary.

Total revenue associated with the operation and management of correctional and detention facilities decreased by $30.6 million, or 1.8%, during 2013 compared with 2012. This reduction consisted of a decrease in revenue of approximately $54.4 million caused by a decrease in the average daily compensated population during 2013 (including due to one fewer day of operations, for the leap year in 2012), partially offset by an increase of 0.6% in average revenue per compensated man-day. The reduction in revenue was also partially offset by an increase of $14.3 million of revenue resulting from Other Facility Related Activity, as further described hereafter.

Average daily compensated population decreased 2,263 from 77,961 during the year ended December 31, 2012 to 75,698 during the year ended December 31, 2013. We have experienced declines in populations from the United States Marshals Service (“USMS”) across several of our facilities primarily in the southwest region of the United States resulting in the decline in average compensated population. During 2013 we housed an average daily population of approximately 9,300 USMS offenders compared with approximately 10,600 USMS offenders during 2012. A substantial portion of the reduction in USMS populations occurred at our California City Correctional Center. During the fourth quarter of 2013, we entered into an agreement to lease this facility to the California Department of Corrections and Rehabilitation (“CDCR”), resulting in the removal of the federal inmate populations from this facility.

Additionally, the decline in average compensated population resulted from idling our 2,103-bed Mineral Wells facility in the third quarter of 2013 after the Texas Department of Criminal Justice (“TDCJ”) elected not to renew its contract with us. The decline in average compensated population also resulted from the transition of California inmates out of our Red Rock facility during the fourth quarter of 2013 in order to make room for inmates under our new contract with the state of Arizona as further described herein. These declines in average compensated population were partially offset by the activation of our 1,124-bed Jenkins Correctional Center in March 2012, as well as the activation of a 454-bed expansion at our McRae Correctional Facility in the fourth quarter of 2012.

Business from our federal customers, including primarily the Federal Bureau of Prisons (“BOP”), the USMS, and U.S. Immigration and Customs Enforcement (“ICE”), continues to be a significant component of our business. Our federal customers generated approximately 44% of our total revenue for both of the years ended December 31, 2013 and 2012, but decreased $12.2 million, from $752.2 million in 2012 to $740.0 million in 2013. Our partners at the BOP, USMS and ICE were impacted by the Budget Control Act of 2011, which mandated across the board spending cuts through a process called “sequestration” in order to meet overall discretionary spending limits in fiscal year 2013 and beyond.

State revenues decreased $24.8 million, or 2.9% from $848.4 million for the year ended December 31, 2012, to $823.6 million for the year ended December 31, 2013. State revenues decreased primarily as a result of idling our Otter Creek facility during the third quarter of 2012 and our Mineral Wells facility in the third quarter of 2013. In addition, the decrease in revenues was a result of transitioning California inmates out of our Red Rock facility during the fourth quarter of 2013 to prepare the facility for the commencement of a new contract with the state of Arizona on January 1, 2014. These declines were partially offset by the activations of our Jenkins and McRae facilities during 2012.

Local revenues increased $6.2 million, or 10.2%, from $60.7 million for the year ended December 31, 2012 to $66.9 million for the year ended December 31, 2013, primarily resulting from new management contracts and the acquisition of CAI.

Operating Expenses

Operating expenses totaled $1,220.4 million and $1,217.1 million for the years ended December 31, 2013 and 2012, respectively. Operating expenses consist of those expenses incurred in the operation and management of correctional and detention facilities, as well as at facilities we lease to third-party operators, and for our inmate transportation subsidiary.

Expenses incurred in connection with the operation and management of correctional and detention facilities increased $4.2 million, or 0.3% during 2013 compared with 2012. Most notably, operating expenses decreased as a result of idling the Otter Creek Correctional Center during the third quarter of 2012 and idling the Mineral Wells Pre-Parole Transfer Facility during the third quarter of 2013. Further, operating expenses at our Red Rock facility decreased as a result of transitioning California inmates out of the facility during the fourth quarter of 2013 to prepare the facility for the commencement of a new contract with the state of Arizona on January 1, 2014. Operating expenses decreased $21.5 million at these three facilities during the year ended December 31, 2013. These reductions in operating expenses were offset by an increase of $16.9 million of operating expenses resulting from Other Facility Related Activity, as further described hereafter.

Fixed expenses per compensated man-day increased to $32.48 during the year ended December 31, 2013 from $31.91 during the year ended December 31, 2012 primarily as a result of an increase in salaries and benefits per compensated man-day of $0.20. We provided wage increases in the third quarters of 2011 and 2012 to the majority of our employees, which has resulted in an increase in operating expenses per compensated man-day, particularly as these fixed expenses have been leveraged over lower inmate populations. We did not provide wage increases to the majority of our employees in 2013. However, in lieu of a wage increase, we elected to pay approximately $5.0 million in bonuses to non-management level staff. We continually monitor compensation levels very closely along with overall economic conditions and will set wage levels necessary to help ensure the long-term success of our business. Salaries and benefits represent the most significant component of fixed operating expenses, representing approximately 65% of our operating expenses during both 2013 and 2012.

Variable expenses increased $0.13 per compensated man-day during the year ended December 31, 2013 from the year ended December 31, 2012. Increases in inmate medical and contractual inflationary increases in food service were partially offset by the implementation of sales tax strategies that generated approximately $3.0 million of sales tax refunds during the third quarter of 2013.

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

During December 2013, we elected to terminate the lease from the City of Gainesville, Georgia, of the land and building at the North Georgia Detention Center and make replacement beds available at our Stewart Detention Center in Lumpkin, Georgia for the ICE detainees housed at the North Georgia facility. All of the detainees have been transferred out of the facility and control of the facility is expected to be returned to the City of Gainesville near the end of the first quarter of 2014.

During the fourth quarter of 2013, the Florida DMS awarded to another operator contracts to manage the Bay Correctional, Graceville Correctional, and Moore Haven Correctional facilities which are owned by the state of Florida. We previously managed these facilities under contracts that expired on January 31, 2014. Accordingly, we transferred operations of these facilities to the new operator upon expiration of the contracts.

During the third quarter of 2013, the state of Idaho reported that they expected to solicit bids for the management of the Idaho Correctional Center upon the expiration of our contract in June 2014. During the third quarter of 2013, we decided not to submit a bid for the continued management of this facility. The state announced in early 2014 that it will take over management of the facility effective July 1, 2014.

We generated an operating loss, net of depreciation and amortization, of $3.4 million and operating income of $2.7 million at these five facilities during the years ended December, 31 2013 and 2012, respectively. In addition, during 2013 we reported asset impairments totaling $5.9 million associated with the expected termination in 2014 of the contracts at these facilities.

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

The operation of the facilities we own carries a higher degree of risk associated with a facility contract than the operation of the facilities we manage but do not own because we incur significant capital expenditures to construct or acquire facilities we own. Additionally, correctional and detention facilities have limited or no alternative use. Therefore, if a contract is terminated on a facility we own, we continue to incur certain operating expenses, such as real estate taxes, utilities, and insurance, which we would not incur if a management contract were terminated for a managed-only facility. As a result, revenue per compensated man-day is typically higher for facilities we own and manage than for managed-only facilities. Because we incur higher expenses, such as repairs and maintenance, real estate taxes, and insurance, on the facilities we own and manage, our cost structure for facilities we own and manage is also higher than the cost structure for the managed-only facilities. The following tables display the revenue and expenses per compensated man-day for the facilities placed into service that we own and manage and for the facilities we manage but do not own:

	For the Years Ended December 31,
	2013	2012
Owned and Managed Facilities:
Revenue per compensated man-day	$68.19	$67.61
Operating expenses per compensated man-day:
Fixed expense	35.02	34.13
Variable expense	10.66	10.46

Total	45.68	44.59

Operating income per compensated man-day	$22.51	$23.02

Operating margin	33.0%	34.0%

Average compensated occupancy	81.6%	85.1%

Average available beds	67,588	67,340

Average compensated population	55,123	57,337

Managed Only Facilities:
Revenue per compensated man-day	$40.14	$39.69
Operating expenses per compensated man-day:
Fixed expense	25.68	25.72
Variable expense	9.20	9.21

Total	34.88	34.93

Operating income per compensated man-day	$5.26	$4.76

Operating margin	13.1%	12.0%

Average compensated occupancy	96.6%	96.8%

Average available beds	21,306	21,306

Average compensated population	20,575	20,624

Owned and Managed Facilities

Facility net operating income, or the operating income or loss from operations before interest, taxes, asset impairments, depreciation and amortization, at our owned and managed facilities decreased by $38.4 million, from $483.1 million during the year ended 2012 to $444.7 million during the year ended December 31, 2013, a decrease of 7.9%. The decrease in facility net operating income at our owned and managed facilities during 2013 is largely the result of reductions in margins associated with declines in USMS populations at certain facilities, the termination of the contract at our Mineral Wells Pre-Parole Transfer Facility, a decrease in ICE populations at the Stewart and North Georgia facilities, and a decrease in inmate populations from the CDCR. Additionally, the aforementioned wage increases provided to the majority of our employees in July 2011 and 2012 and the bonuses in lieu of raises for non-management level employees during 2013 also contributed to the decline in facility net operating income.

In July 2013, we extended our agreement with the CDCR to continue to house inmates at the four facilities we currently operate for them in Arizona, Oklahoma, and Mississippi. The extension, which runs through June 30, 2016, also allowed CDCR to transition California inmates previously housed at our Red Rock Correctional Center to our other facilities. Accordingly, as of December 31, 2013, all of the California inmates were removed from our

Red Rock Correctional Center in order to make room for inmates under our new contract with the state of Arizona, which commenced January 1, 2014. While the transition resulted in the loss of some of the inmates housed at the Red Rock facility, the transition plan included retention and transfer of certain inmates to our other facilities. Revenue and expenses per compensated man-day in the preceding table exclude revenues (and compensated man-days) earned and expenses incurred during the fourth quarter of 2013 for the Red Rock facility because of the distorted impact they have on the statistics due to the transition to a new contract.

In May 2011, in response to a lawsuit brought by inmates against the state of California, the U.S. Supreme Court upheld a lower court ruling issued by a three judge panel requiring California to reduce its inmate population to 137.5% of its then current capacity, or to 110,000 inmates. As of December 31, 2013, the adult inmate population held in state of California institutions totaled approximately 119,000 inmates, which did not include the California inmates held in our out-of-state facilities. In October 2013, the U.S. Supreme Court refused to hear California’s appeal of the three judge panel’s order stating that the high court did not have jurisdiction in the case. That decision leaves the most recent capacity order from the three judge panel in effect, which is described in more detail hereafter.

In an effort to meet the Federal court ruling, the fiscal year 2012 budget of the state of California called for a significant reallocation of responsibilities from state government to local jurisdictions, including housing certain lower level inmates that were the responsibility of the State. This realignment plan commenced on October 1, 2011 and has resulted in a reduction in state inmate populations of approximately 25,000 as of December 31, 2013.

During the third quarter of 2013, California passed legislation providing $315 million in its fiscal year 2014 that provides funding for our base contract of approximately 9,000 beds, additional out-of-state capacity over our base contract, as well as to lease prison space in-state in order to meet the 137.5% of capacity cap. Concurrently, the State has asked the court to amend its order and provide an extension on the date of compliance in return for adding additional resources toward community-based inmate programs that reduce recidivism. The State would pay for the additional programs by redirecting a portion of the monies allocated for additional out-of-state capacity described above. In response to the State’s request, the three judge panel ordered the inmate plaintiffs to meet and confer on the State’s proposal and extended the date of compliance to April 18, 2014. On February 10, 2014, a federal court extended to February 28, 2016 the date by which the state of California must comply with the maximum in-state population capacity rate of 137.5%, originally imposed by the federal court in 2009. As a result of the court’s ruling, it is unlikely that the state of California will be seeking additional out-of-state capacity. Rather, we believe the state of California will be working to resolve the overcrowded conditions in-state through utilizing public and/or private in-state facilities and implementing good time credits and other measures to reduce prison populations over the long term. The return of the California inmates to the state of California would have a significant adverse impact on our financial position, results of operations, and cash flows. We housed approximately 8,900 inmates from the state of California as of December 31, 2013. Approximately 12% of our total revenue for 2013 and 2012 was generated from the CDCR.

In October 2011, we announced that, pursuant to a competitive re-bid, we received a new contract from the BOP for the expansion and continued management of our McRae Correctional Facility in Georgia. We experienced a reduction in operating margin at this facility effective with the commencement of the new contract in December 2012. We accepted this contract even though it provides us with a lower margin because it also provides for a long term contract of up to ten years, including extension options, and allows us to protect our market share. Further, the contract guarantees a BOP population equal to 90% of the expanded rated capacity and a per diem payment for each additional inmate thereafter.

During the second quarter of 2013, we announced that the TDCJ elected not to renew its contract for our owned and managed 2,103-bed Mineral Wells Pre-Parole Transfer Facility due to a legislative budget reduction. As a result, upon expiration of the contract in August 2013, we ceased operations and idled the Mineral Wells facility. Further, the Kentucky Department of Corrections (“KDOC”) provided us notice during the second quarter of 2013 that it was not going to award a contract under the RFP that would have allowed for the KDOC’s continued use of our owned and managed 826-bed Marion Adjustment Center. We also idled the Marion Adjustment Center following the transfer of the populations during September 2013. These two facilities generated combined facility net operating losses of $1.1 million for the year ended December 31, 2013, compared with facility net operating income of $6.6 million for the year ended December 31, 2012.

During the third quarter of 2013, we began hiring staff at the Diamondback Correctional Facility in order to reactivate the facility for future operations. While we have begun to incur expenditures associated with the activation of these beds, we do not have a current customer contract and can provide no assurance that we will enter into a contract for the utilization of these beds. Expenses per man-day in the preceding table exclude expenses incurred during the fourth quarter of 2013 for the Diamondback facility because of the distorted impact they have on the statistics due to the activation in anticipation of a new contract.

Managed-Only Facilities

Total revenue at our managed only facilities increased $1.9 million from $299.6 million in 2012 to $301.5 million in 2013. Revenue per compensated man-day increased to $40.14 from $39.69, or 1.1%, for 2013 compared with the prior year. Facility net operating income at our managed-only facilities increased $3.6 million, from $35.9 million during the year ended December 31, 2012 to $39.6 million during the year ended 2013.

Operating expenses per compensated man-day decreased to $34.88 during the year ended December 31, 2013 from $34.93 during the year ended December 31, 2012 largely due to favorable claims experience associated with our self-insured employee medical expenses.

During 2013 and 2012, managed-only facilities generated 8.2% and 6.9%, respectively, of our total facility net operating income. We define facility net operating income as a facility’s operating income or loss before interest, taxes, asset impairments, depreciation, and amortization.

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

Other Facility Related Activity

In October 2013, we entered into a lease for our 2,304-bed California City Correctional Center with the CDCR. The lease agreement includes a three-year base term that commenced December 1, 2013, with unlimited two-year renewal options upon mutual agreement. Annual rent during the three-year base term is fixed at $28.5 million. After the three-year base term, the rent will be increased annually by the lesser of CPI (Consumer Price Index) or 2%. We will be responsible for repairs and maintenance, property taxes and property insurance, while all other aspects and costs of facility operations will be the responsibility of the CDCR. We also provided $10.0 million in tenant improvements at no additional cost to the CDCR. We expect to fund up to an additional $5.0 million in tenant improvements, which will be repaid by the CDCR in monthly installments over 15 years, beginning July 1, 2014.

Revenues and operating expenses during the fourth quarter of 2013 were impacted due to a one-time contract adjustment by one of our federal partners. The contract adjustment resulted in a $13.0 million expense accrual in the fourth quarter of 2013 as well as an offsetting $13.0 million revenue accrual as the federal partner is obligated to reimburse us for the increased costs resulting from the contract adjustment. Because of the distorted impact these amounts would have on the per compensated man-day statistics presented in the previous table, the revenue and expenses related to this adjustment were not included.

General and administrative expense

For the years ended December 31, 2013 and 2012, general and administrative expenses totaled $103.6 million and $88.9 million respectively. General and administrative expenses consist primarily of corporate management salaries and benefits, professional fees, and other administrative expenses. General and administrative expenses during 2013 included professional fees and expenses of $10.3 million associated with the conversion of our corporate structure to a REIT effective January 1, 2013, compared with $4.2 million during 2012. During the year ended December 31, 2013, we also incurred $0.8 million in connection with our acquisition of CAI.

Interest expense, net

Interest expense was reported net of interest income and capitalized interest for the years ended December 31, 2013 and 2012. Gross interest expense, net of capitalized interest, was $47.1 million and $60.5 million for 2013 and 2012, respectively. Gross interest expense during these periods was based on outstanding borrowings under our revolving credit facility, our outstanding senior notes, as well as the amortization of loan costs and unused facility fees. We have benefited from relatively low interest rates on our revolving credit facility, which is largely based on the London Interbank Offered Rate (LIBOR). It is possible that LIBOR could increase in the future. The interest rate on our revolving credit facility was at a LIBOR plus a margin of 1.50% throughout 2013 and 2012. This rate is expected to increase by 0.25% during the first quarter of 2014 pursuant to the terms of the revolving credit facility based on an increase in our leverage ratio.

Our interest expense was lower in 2013 compared to 2012 as we redeemed during 2012 all of our $375.0 million 6.25% senior unsecured notes and all of our $150.0 million 6.75% senior unsecured notes with the expanded capacity under our revolving credit facility and cash on hand. As a result of these redemptions, we reduced our weighted average interest rate. During the second quarter of 2013, we completed several refinancing transactions as further described hereafter, which resulted in a further reduction to our interest expense.

Gross interest income was $2.0 million and $2.1 million, respectively, for the years ended December 31, 2013 and 2012. Gross interest income is earned on a direct financing lease, notes receivable, investments, and cash and cash equivalents. Capitalized interest was $0.8 million and $1.1 million during 2013 and 2012, respectively, and was associated with various construction and expansion projects further described under “Liquidity and Capital Resources” hereafter.

Expenses associated with debt refinancing transactions

During the year ended December 31, 2013, we reported charges of $36.5 million for third-party fees and expenses associated with the tender offer and redemption for all of our outstanding 7.75% senior unsecured notes, consisting of the write-off of loan costs and the unamortized discount on the 7.75% senior unsecured notes, the tender fees and expenses associated with the purchase, and the redemption premium paid on the 7.75% senior unsecured notes. These refinancing transactions are further described under “Liquidity and Capital Resources” hereafter.

During the year ended December 31, 2012, we reported charges of $2.1 million in connection with debt refinancing transactions, consisting of $1.7 million for the write-off of loan costs associated with an amendment to our revolving credit facility, various redemptions of senior unsecured notes during 2012, and $0.4 million of fees paid in connection with the tender offer for our 6.25% senior unsecured notes in the first quarter of 2012.

Income tax expense

During the years ended December 31, 2013 and 2012, our financial statements reflected an income tax benefit of $135.0 million and an income tax expense of $87.5 million, respectively. The income tax benefit during 2013 is due primarily to the $137.7 million net tax benefit recorded in the first quarter resulting from the revaluation of certain deferred tax assets and liabilities associated with the REIT conversion effective January 1, 2013. Our effective tax rate during the year ended 2013 was approximately 6.2%, excluding the aforementioned net tax benefit and the income tax benefit of certain other items, and was 35.8% during the year ended December 31, 2012. Our effective tax rate is significantly lower in 2013 as a result of our election to be taxed as a REIT effective January 1, 2013. As a REIT, we are entitled to a deduction for dividends paid, resulting in a substantial reduction in the amount of federal income tax expense we recognize. Substantially all of our income tax expense is incurred based on the earnings generated by our TRSs. Our overall effective tax rate is based on the taxable income primarily generated in our TRSs. The effective tax rate could fluctuate in the future based on changes in estimates of taxable income, the implementation of additional tax planning strategies, changes in federal or state tax rates or laws affecting tax credits available to us, changes in other tax laws, changes in estimates related to uncertain tax positions, or changes in state apportionment factors, as well as changes in the valuation allowance applied to our deferred tax assets that are based primarily on the amount of state net operating losses and tax credits that could expire unused.

Discontinued operations

In November 2011, we announced a joint decision with the state of Mississippi to cease operations of the 1,172-bed Delta Correctional Facility in Greenwood, Mississippi. We began ramping down the population of approximately 900 inmates from the state-owned facility in December 2011 and completely closed the facility in January 2012. Accordingly, we reclassified the results of operations, net of taxes, and the assets and liabilities of this facility as discontinued operations upon termination of operations in the first quarter of 2012 for all periods presented. The facility operated at a loss of $0.4 million, net of taxes, for the year ended December 31, 2012.

During the second quarter of 2013, we announced that the TDCJ elected not to renew its contract for the 2,216-bed managed-only Dawson State Jail in Dallas, Texas due to a legislative budget reduction. As a result, upon expiration of the contract in August 2013, we ceased operations of the Dawson State Jail. During the second quarter of 2013, we also received notification that we were not selected for the continued management of the 1,000-bed managed-only Wilkinson County Correctional Facility in Woodville, Mississippi at the end of the contract on June 30, 2013. Accordingly, the results of operations, net of taxes, and the assets and liabilities of the Dawson and Wilkinson facilities have been reported as discontinued operations for all periods presented. The Dawson and Wilkinson facilities operated at a combined loss of $3.8 million and a combined profit of $0.2 million, net of taxes, for the years ended December 31, 2013 and 2012 respectively.

Year Ended December 31, 2012 Compared to the Year Ended December 31, 2011

During the year ended December 31, 2012, we generated net income of $156.8 million, or $1.56 per diluted share, compared with net income of $162.5 million, or $1.54 per diluted share, for the previous year. Net income for 2012 was impacted by several non-routine items. Net income was favorably impacted by our refinancing activities completed during 2012 through a reduction to interest expense, and net income per diluted share was favorably impacted by our stock repurchase programs. As a result of the internal reorganization of our corporate structure completed on December 31, 2012 to facilitate our qualification as a REIT effective for our taxable year beginning January 1, 2013, we were required to revalue certain deferred tax assets and liabilities which resulted in a net tax benefit of $2.9 million, or $0.03 per diluted share, favorably impacting our net income during 2012. Partially offsetting these favorable impacts, net income was negatively impacted during 2012 by charges totaling $6.3 million, or $0.04 per diluted share after taxes, associated with debt refinancing transactions and the charges associated with the REIT conversion.

Facility Operations

Revenue and expenses per compensated man-day for all of the facilities placed into service that we owned or managed, exclusive of those discontinued (see further discussion below regarding discontinued operations) or held for lease, were as follows for the years ended December 31, 2012 and 2011:

	For the Years Ended December 31,
	2012	2011
Revenue per compensated man-day	$60.22	$59.91
Operating expenses per compensated man-day:
Fixed expense	31.91	30.96
Variable expense	10.13	9.72

Total	42.04	40.68

Operating income per compensated man-day	$18.18	$19.23

Operating margin	30.2%	32.1%

Average compensated occupancy	87.9%	89.7%

Average available beds	88,646	85,799

Average compensated population	77,961	76,937

Revenue

Average compensated population increased 1,024 from 76,937 during the year ended December 31, 2011 to 77,961 during the year ended December 31, 2012. The increase in average compensated population resulted primarily from the activation of the 1,798-bed Lake Erie Correctional Institution during the first quarter of 2012 after completing the purchase of the facility from the state of Ohio in December 2011. Further, the activation of the Jenkins Correctional Center in March 2012 and the new management contract from the Commonwealth of Puerto Rico at our 1,692-bed Cimarron Correctional Facility in Oklahoma, also contributed to the increase in average compensated population for 2012 over the prior year. Partially offsetting these increases, we experienced declines in populations from the USMS, across several of our facilities primarily in the southwest region of the United States.

Our total facility management revenue increased by $36.0 million, or 2.1%, during 2012 compared with 2011 resulting primarily from an increase in revenue of approximately $27.3 million generated by one additional day of operations, due to leap year in 2012, and an increase in the average daily compensated population during 2012. Also contributing to the increase in facility management revenue was an increase of 0.5% in the average revenue per compensated man-day resulting in an increase of $8.7 million in facility management revenue.

Business from our federal customers, including the BOP, the USMS, and ICE, continues to be a significant component of our business, with federal revenues increasing $2.9 million from $749.3 million in 2011 to $752.2 million in 2012. Our federal customers generated 44% of our total revenue for both of the years ended December 31, 2012 and 2011.

State revenue increased $27.0 million, or 3.3%, from $821.4 million for the year ended December 31, 2011 to $848.4 million for the year ended December 31, 2012. State revenues increased primarily from the aforementioned activation of our new contract with the state of Ohio at the Lake Erie facility as well as the activation of our contract with the state of Georgia at the newly constructed Jenkins Correctional Center.

Operating Expenses

Operating expenses totaled $1,217.1 million and $1,158.3 million for the years ended December 31, 2012 and 2011, respectively. Operating expenses primarily consist of those expenses incurred in the operation and management of adult correctional and detention facilities, and for our inmate transportation subsidiary.

Operating expenses per compensated man-day during the year ended December 31, 2012 increased from $40.68 in 2011 to $42.04 in 2012. Salaries and benefits represent the most significant component of fixed operating expenses, representing approximately 65% of our operating expenses during 2012 compared with 64% of our operating expenses during 2011. During 2012, salaries and benefits expense at our correctional and detention facilities increased $43.8 million from 2011. We provided wage increases in the third quarters of 2011 and 2012 to the majority of our employees, which resulted in an increase in operating expenses during 2012 compared with 2011. These wage increases negatively impacted operating margins, as per diem increases and other expense controls did not offset the level of wage increases.

Our fixed expenses were also negatively impacted by increases in employee benefits including primarily unemployment taxes, employee medical benefits, and workers compensation, as well as certain payroll tax credits that were available during 2011 that were no longer available in 2012. Unemployment taxes were affected by significant increases in many state unemployment tax rates, resulting from the nation’s high unemployment rate as states struggled to fund benefits for the unemployed. Our self-insured employee medical benefits were negatively impacted by adverse claims experience caused by a number of factors, including increased medical rates and higher utilization by employee spouses and dependents. We experienced negative claims in workers compensation during 2012, including adverse claims resulting from an inmate disturbance at our Adams County Correctional Center during the second quarter of 2012, as compared with favorable claims experience in the prior year, thus resulting in an increase in the expense in 2012.

Notwithstanding the impact of the wage increases we provided to the majority of our employees and the increases in employee benefits, $23.6 million of the $43.8 million increase in salaries and benefits during 2012 compared with 2011 resulted from the activation of the Lake Erie and the Jenkins facilities, as well as from an increase in inmate populations at the Cimarron facility. Incurring staffing expenses in advance of the ramp-up of inmate populations during 2012 at the Jenkins and Cimarron facilities, as well as during the ramp-down of inmate populations at the Otter Creek facility due to the termination of the management contract with the Commonwealth of Kentucky in July 2012, contributed to an increase in fixed expenses per compensated man-day.

The following tables display the revenue and expenses per compensated man-day for the facilities placed into service that we own and manage and for the facilities we manage but do not own:

	For the Years Ended December 31,
	2012	2011
Owned and Managed Facilities:
Revenue per compensated man-day	$67.61	$67.36
Operating expenses per compensated man-day:
Fixed expense	34.13	32.96
Variable expense	10.46	10.04

Total	44.59	43.00

Operating income per compensated man-day	$23.02	$24.36

Operating margin	34.0%	36.2%

Average compensated occupancy	85.1%	87.3%

Average available beds	67,340	64,599

Average compensated population	57,337	56,392

Managed Only Facilities:
Revenue per compensated man-day	$39.69	$39.46
Operating expenses per compensated man-day:
Fixed expense	25.72	25.49
Variable expense	9.21	8.83

Total	34.93	34.32

Operating income per compensated man-day	$4.76	$5.14

Operating margin	12.0%	13.0%

Average compensated occupancy	96.8%	96.9%

Average available beds	21,306	21,200

Average compensated population	20,624	20,545

Owned and Managed Facilities

Total revenue at our owned and managed facilities increased $32.3 million, from $1,386.5 million in 2011 to $1,418.8 million in 2012. Our operating margins at owned and managed facilities for the year ended December 31, 2012 decreased to 34.0% compared with 36.2% for 2011. Facility net operating income, or the operating income or loss before interest, taxes, asset impairments, depreciation and amortization, at our owned and managed facilities decreased $18.4 million, from $501.5 million during the year ended December 31, 2011 to $483.1 million during the year ended December 31, 2012, a decrease of 3.7%.

The decrease in facility net operating income at our owned and managed facilities during 2012 is largely the result of the aforementioned wage increases provided to the majority of our employees in July 2011 and July 2012 combined with start-up expenses during early 2012 at our Jenkins and Cimarron facilities, ramp-down expenses at our Otter Creek facility, and expenses associated with an inmate disturbance at our Adams County Correctional Center in the second quarter of 2012. Facility net operating income during 2012 was also negatively impacted by the aforementioned decrease in inmate populations from the USMS primarily at our Central Arizona Detention Center and Florence Correctional Center in Arizona, as well as decreases in inmate populations from California and the District of Columbia.

In September 2011, we renegotiated our contract with ICE at the Elizabeth Detention Center, a facility we lease in New Jersey. The renegotiated contract provided for a new classification of detainee populations and a lower per diem. The transition to the new detainee population negatively impacted facility net operating income and operating margins of the owned and managed segment in 2012 compared with 2011. Additionally, a retroactive per diem increase of $2.3 million received in the second quarter of 2011 at this facility for higher wages provided to facility staff favorably impacted the prior year.

In July 2012, we announced we entered into a new agreement with the Idaho Department of Corrections to house up to 800 inmates at our 1,488-bed Kit Carson Correctional Center in Burlington, Colorado. The agreement provides Idaho the ability to utilize up to 800 beds of capacity available at our Kit Carson facility. The management contract has an initial term of two years, with four one-year renewal options upon mutual agreement. We initially received 250 inmates from Idaho in the third quarter of 2012 with the potential for additional inmates over the contract term depending on the state of Idaho’s capacity needs.

In October 2011, we announced that, pursuant to a competitive re-bid, we received a new contract from the BOP for the expansion and continued management of our McRae Correctional Facility in Georgia. We experienced a reduction in operating margin at this facility effective with the commencement of the new contract in December 2012. We accepted this contract even though it results in a lower margin because it also provides us with a long term contract of up to ten years, including extension options, and allows us to protect our market share. Further, the contract guarantees a BOP population equal to 90% of the expanded rated capacity and a per diem payment for each additional inmate thereafter.

Managed-Only Facilities

Total revenue at our managed-only facilities increased $3.7 million from $295.9 million in 2011 to $299.6 million in 2012. Revenue per compensated man-day increased slightly to $39.69 from $39.46, or 0.6%, for 2012 compared with 2011. Our operating margins decreased to 12.0% at our managed-only facilities during 2012 from 13.0% during 2011. Facility net operating income at our managed-only facilities decreased $2.6 million, from $38.6 million during 2011 to $35.9 million during 2012. The decrease in facility net operating income at our managed-only facilities is largely the result of the aforementioned wage increases as well as increases in employee benefits.

Operating expenses per compensated man-day increased 1.8% to $34.93 during 2012 from $34.32 during 2011. Fixed operating expenses per compensated man-day during 2012 were affected by increases in personnel costs caused largely by the aforementioned wage and benefit increases.

During 2012 and 2011, managed-only facilities generated 6.9% and 7.1%, respectively, of our total facility net operating income. We define facility net operating income as a facility’s operating income or loss before interest, taxes, asset impairments, depreciation, and amortization.

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

Depreciation and amortization

For the years ended December 31, 2012 and 2011, depreciation and amortization expense totaled $113.1 million and $107.6 million, respectively. The increase in depreciation and amortization from 2011 resulted primarily from additional depreciation expense recorded on our capital expenditures, most notably the purchase during December 2011 of the Lake Erie Correctional Institution from the state of Ohio and the activation in March 2012 of the newly constructed Jenkins Correctional Center.

Interest expense, net

Interest expense was reported net of interest income and capitalized interest for the years ended December 31, 2012 and 2011. Gross interest expense, net of capitalized interest, was $60.5 million and $75.4 million for 2012 and 2011, respectively. Gross interest expense during these periods was based on outstanding borrowings under our revolving credit facility, our outstanding senior notes, and amortization of loan costs and unused facility fees. We benefited from relatively low interest rates on our revolving credit facility, which is largely based on the LIBOR. The interest rate on the amended and restated revolving credit facility, which commenced in January 2012, bore interest at a LIBOR plus a margin of 1.50% compared to LIBOR plus a margin of 0.75% during 2011 on our then outstanding revolving credit facility.

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

Gross interest income was $2.1 million and $2.4 million, respectively, for the years ended December 31, 2012 and 2011. Gross interest income is earned on cash collateral requirements, a direct financing lease, notes receivable, investments, and cash and cash equivalents. Capitalized interest was $1.1 million and $1.6 million during 2012 and 2011, respectively, and was associated with various construction and expansion projects.

Income tax expense

During the years ended December 31, 2012 and 2011, our financial statements reflected an income tax provision of $87.5 million and $96.2 million, respectively, and our effective tax rate was approximately 35.8% and 37.2%, respectively. Our effective tax rate was lower in 2012 as a result of the revaluation of certain deferred tax assets and liabilities which resulted in a net tax benefit of $2.9 million caused by the internal reorganization of our corporate structure as of December 31, 2012 to facilitate our qualification as a REIT for federal income tax purposes effective for our taxable year beginning January 1, 2013.

Expenses associated with debt refinancing transactions

During 2012, we reported charges of $2.1 million in connection with debt refinancing transactions, consisting of $1.7 million for the write-off of loan costs associated with both the amended and restated revolving credit facility and the various redemptions of senior unsecured notes during 2012, and $0.4 million of fees paid in connection with the tender offer for our 6.25% senior unsecured notes in the first quarter of 2012.

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

During the second quarter of 2013, we announced that the TDCJ elected not to renew its contract for the 2,216-bed managed-only Dawson State Jail in Dallas, Texas due to a legislative budget reduction. As a result, upon expiration of the contract in August 2013, we ceased operations of the Dawson State Jail. During the second quarter of 2013, we also received notification that we were not selected for the continued management of the 1,000-bed managed-only Wilkinson County Correctional Facility in Woodville, Mississippi at the end of the contract on June 30, 2013. Accordingly, the results of operations, net of taxes, and the assets and liabilities of the Dawson and Wilkinson facilities have been reported as discontinued operations for all periods presented. The Dawson and Wilkinson facilities operated at a combined profit of $0.2 million and $1.5 million, net of taxes, for 2012 and 2011, respectively.

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

We will also consider opportunities for growth, including potential acquisitions of businesses within our line of business and those that provide complementary services, provided we believe such opportunities will broaden our market share and/or increase the services we can provide to our customers. On July 31, 2013, we closed on the acquisition of CAI, a privately held community corrections company for an all cash purchase price of approximately $36.5 million, excluding transaction related expenses. Founded in 1987, CAI provides cost-effective solutions for housing and rehabilitation through community corrections and re-entry services. CAI operates two facilities concentrating on community corrections and specializing in work furloughs, residential re-entry programs and home confinement for San Diego County and BOP residents. As a result of the CAI acquisition, we now own a 120-bed facility and control a 483-bed facility through a long-term lease.

To qualify and be taxed as a REIT, we generally are required to distribute annually to our stockholders at least 90% of our REIT taxable income (determined without regard to the dividends paid deduction and excluding net capital gains). Our REIT taxable income will not typically include income earned by our TRSs except to the extent our TRSs pay dividends to the REIT. Prior to our REIT reorganization, we operated as a C-corporation for federal income tax purposes. A REIT is not permitted to retain earnings and profits accumulated during the periods it was taxed as a C-corporation, and must make one or more distributions to stockholders that equal or exceed those accumulated amounts. To satisfy this requirement, on April 8, 2013, our Board of Directors declared a special dividend to stockholders of $675.0 million, or approximately $6.66 per share of common stock to distribute our accumulated earnings and profits attributable to tax periods ending prior to January 1, 2013. We paid the special dividend on May 20, 2013 to stockholders of record as of April 19, 2013. The special dividend was composed of cash and shares of our common stock, at each stockholder’s election, subject to a cap on the total amount of cash equal to 20% of the aggregate amount of the special dividend, or $135.0 million. The balance of the special dividend was paid in the form of 13.9 million shares of our common stock, which was based on the average closing price per share of our common stock on the New York Stock Exchange on the three trading days immediately following the election deadline on May 9, 2013.

Our Board of Directors has declared quarterly dividends of $0.53, $0.48, $0.48, and $0.48 per share for the first, second, third, and fourth quarters of 2013, respectively, totaling $53.8 million, $55.6 million, $55.8 million, and $55.9 million respectively. The per share dividends for the second, third and fourth quarters reflect the additional shares outstanding as a result of the special dividend. The amount, timing and frequency of future distributions will be at the sole discretion of our Board of Directors and will be declared based upon various factors, many of which are beyond our control, including our financial condition and operating cash flows, the amount required to maintain qualification and taxation as a REIT and reduce any income and excise taxes that we otherwise would be required to pay, limitations on distributions in our existing and future debt instruments, our ability to utilize net operating losses (“NOLs”) to offset, in whole or in part, our REIT distribution requirements, limitations on our ability to fund distributions using cash generated through our TRSs and other factors that our Board of Directors may deem relevant.

As of December 31, 2013, our liquidity was provided by cash on hand of $77.9 million, and $345.0 million available under our $900.0 million revolving credit facility. During the year ended December 31, 2013 and 2012, we generated $369.5 million and $283.3 million, respectively, in cash through operating activities, and as of December 31, 2013, we had net working capital of $98.3 million. We currently expect to be able to meet our cash expenditure requirements for the next year utilizing these resources. None of our outstanding debt requires scheduled principal repayments and we have no debt maturities until December 2017.

Our cash flow is subject to the receipt of sufficient funding of and timely payment by contracting governmental entities. If the appropriate governmental agency does not receive sufficient appropriations to cover its contractual obligations, it may terminate our contract or delay or reduce payment to us. Delays in payment from our major customers or the termination of contracts from our major customers could have an adverse effect on our cash flow and financial condition. The temporary government shutdown during the fourth quarter of 2013 resulted in the delay of certain payments from our federal government partners, but did not have a material impact on our liquidity.

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

We incurred $36.5 million of expenses during the year ended December 31, 2013 associated with debt refinancing transactions consisting of the write-off of loan costs and the unamortized discount on the 7.75% unsecured senior notes, the tender fees and expenses associated with the tender offer and the redemption premium paid on the 7.75% unsecured senior notes.

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

As of December 31, 2013, we had $350.0 million principal amount of unsecured notes outstanding with a fixed stated interest rate of 4.625%, $325.0 million principal amount of unsecured notes outstanding with a fixed stated interest rate of 4.125%, and $530.0 million outstanding under our revolving credit facility, with a variable weighted average interest rate of 1.7%. At December 31, 2013, our total weighted average effective interest rate was 3.6%

while our total weighted average maturity was 6.2 years. The 2013 refinancing lowered our total weighted average interest rate and extended our weighted average debt maturity. On March 21, 2013, Standard & Poor’s Ratings Services raised our corporate credit rating to “BB+” from “BB” and also assigned a “BB+” rating to our New Notes. Additionally, on April 5, 2013, Standard & Poor’s Ratings Services assigned a rating of “BBB” to our $900.0 million revolving credit facility. On February 7, 2012, Fitch Ratings assigned a rating of “BBB-” to our revolving credit facility and “BB+” ratings to our unsecured debt and corporate credit. On January 31, 2013, Fitch Ratings affirmed these ratings in connection with our intention to convert to a REIT and reaffirmed them on January 29, 2014. On June 3, 2011, Moody’s raised our senior unsecured debt rating to “Ba1” from “Ba2” and revised the outlook on our debt rating from positive to stable.

Facility development and capital expenditures

In order to retain federal inmate populations we currently manage in the San Diego Correctional Facility, we are constructing a new facility at a site in San Diego. The existing San Diego Correctional Facility is subject to a ground lease with the County of San Diego. Under the provisions of the lease, the facility is divided into three different properties whereby, pursuant to an amendment to the ground lease executed in January 2010, ownership of the entire facility reverts to the County upon expiration of the lease on December 31, 2015. As of December 31, 2013, we have invested approximately $58.1 million related to the new facility. We have developed plans to build a detention facility and a construction timeline that coincides with the expiration of the ground lease with the County of San Diego. We currently estimate the total construction cost, inclusive of land and site development costs already incurred, will range from approximately $156.0 million to $160.0 million. We plan to offer this new facility to house the existing federal inmate populations at the San Diego Correctional Facility.

In November 2013, we announced our decision to re-commence construction of the Trousdale Correctional Center in Trousdale County, Tennessee. We suspended construction of this facility in 2009 until we had greater clarity around the timing of a new contract. We currently expect the new 2,552-bed facility will house State of Tennessee inmates under an inter-governmental agreement with the county of Trousdale, Tennessee. In October 2013, Trousdale County received notice from the Tennessee Department of Corrections of its intent to partner with the County to develop a new correctional facility to house State of Tennessee inmates. We are in discussions with Trousdale County officials regarding an agreement to provide and manage the correctional facility. In 2008, we purchased land in Trousdale County and began preparing the site for the development of a correctional facility. Total cost of the project is estimated at approximately $140.0 million, including costs invested to date. Construction is expected to be completed in the third quarter of 2015.

During 2013, we incurred $94.9 million in capital expenditures, consisting of $46.2 million on prison construction (including renovations pursuant to new customer agreements) and expenditures related to potential land acquisition, $21.0 million in maintenance capital expenditures on real estate assets, and $27.7 million on maintenance capital expenditures on other assets and information technology. During 2012, we incurred $76.9 million in capital expenditures, consisting of $28.6 million on prison construction and expenditures related to potential land acquisition, $18.6 million in maintenance capital expenditures on real estate assets, and $29.7 million on maintenance capital expenditures on other assets and information technology. During 2014, we expect to incur $180.0 million to $195.0 million in capital expenditures, consisting of $130.0 million to $140.0 million on prison construction and expenditures related to potential land acquisitions, $25.0 million in maintenance capital expenditures on real estate assets, and $25.0 million to $30.0 million on capital expenditures on other assets and information technology.

Although the demand for prison beds in the short term has been affected by the budget challenges many of our customers currently face, these challenges put further pressure on our customers’ ability to construct new prison beds of their own, which we believe could result in further reliance on the private sector for providing the capacity we believe our customers will need in the long term. We will continue to pursue opportunities like the aforementioned Jenkins Correctional Center we constructed for the state of Georgia in 2012, as well as the recently announced 2,552-bed facility in Trousdale County, Tennessee. In the long-term, however, we would like to see continued and meaningful utilization of our available capacity and better visibility from our customers before we add any additional capacity on a speculative basis.

Operating Activities

Our net cash provided by operating activities for the year ended December 31, 2013 was $369.5 million compared with $283.3 million in 2012 and $351.1 million in 2011. Cash provided by operating activities represents the year to date net income plus depreciation and amortization, changes in various components of working capital, and various non-cash charges, including primarily deferred income taxes. The increase in cash provided by operating activities during 2013 was primarily due to lower income taxes resulting from our conversion to a REIT effective January 1, 2013 contributing to an increase in net income after adjusting for the non-cash write-off of certain deferred tax assets and liabilities resulting from the REIT conversion and adjusting for certain non-cash charges. The increase in cash provided by operating activities also resulted from favorable fluctuations in working capital balances during 2013 when compared to the same period in 2012. The decrease in cash provided by operating activities during 2012 was primarily due to the decrease in operating income and negative fluctuations in working capital balances during 2012 compared to the same period in 2011, most notably the collection during the first quarter of 2011 of past due accounts receivable outstanding at December 31, 2010, from the state of California.

Investing Activities

Our cash flow used in investing activities was $125.5 million for the year ended December 31, 2013 and was primarily attributable to capital expenditures during the year of $89.3 million, including expenditures for facility development and expansions of $40.7 million primarily related to the facility development and expansion projects previously discussed herein and including renovations pursuant to new customer agreements at our California City and Red Rock facilities, and $48.6 million for facility maintenance and information technology capital expenditures. Our 2013 investing activities also included $36.3 million in cash paid, net of cash acquired, for the acquisition of CAI. Our cash flow used in investing activities was $79.9 million for the year ended December 31, 2012, and was primarily attributable to capital expenditures during the year of $79.4 million, including $30.4 million for the expansion and development activities previously discussed herein, and $49.0 million for facility maintenance and information technology capital expenditures. Our cash flow used in investing activities was $172.0 million for the year ended December 31, 2011, and was primarily attributable to capital expenditures during the year of $173.9 million, including $125.7 million for the acquisition, expansion, and development activities previously discussed herein, and $48.3 million for facility maintenance and information technology capital expenditures.

Financing Activities

Cash flow used in financing activities was $229.0 million for the year ended December 31, 2013 and was primarily attributable to dividend payments of $299.4 million. Cash flow used in financing activities also included $37.3 million for the payment of debt issuance and other refinancing costs. Additionally, cash flow used in financing activities included $6.7 million for the purchase and retirement of common stock that was issued in connection with equity-based compensation. These payments were partially offset by $85.0 million of net proceeds from issuance of debt as well as the cash flows associated with exercising stock options, including the related income tax benefit of equity compensation, totaling $30.5 million.

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

Our cash flow used in financing activities was $148.7 million for the year ended December 31, 2011 and was primarily attributable to paying $239.8 million to purchase common stock, including $237.6 million in connection with our stock repurchase program and $2.2 million for the purchase and retirement of common stock that was issued in connection with equity-based compensation. Partially offsetting the cash flows used to purchase common stock, cash flows used in financing activities included $87.0 million of net proceeds from borrowings on our revolving credit facility. Further, these payments were also offset by the cash flows associated with exercising stock options, including the related income tax benefit of equity compensation, totaling $4.1 million during 2011.

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

Our reconciliation of net income to FFO and Normalized FFO for the years ended December 31, 2013, 2012, and 2011 is as follows (in thousands):

	For the Years Ended December 31
	2013	2012	2011
FUNDS FROM OPERATIONS:
Net income	$300,835	$156,761	$162,510
Depreciation of real estate assets	81,313	79,145	74,050

Funds From Operations	382,148	235,906	236,560
Expenses associated with debt refinancing transactions, net of taxes	33,299	1,316	—
Expenses associated with REIT conversion, net of taxes	9,522	2,679	—
Expenses associated with mergers and acquisitions, net of taxes	713	—	—
Asset impairments, net of taxes	6,736	—	—
Income tax benefit for reversal of deferred taxes due to REIT conversion	(137,686)	(2,891)	—

Normalized Funds From Operations	$294,732	$237,010	$236,560

Contractual Obligations

The following schedule summarizes our contractual obligations by the indicated period as of December 31, 2013 (in thousands):

	Payments Due By Year Ended December 31,
	2014	2015	2016	2017	2018	Thereafter	Total
Long-term debt	$—	$—	$—	$530,000	$—	$675,000	$1,205,000
Interest on senior notes	29,594	29,594	29,594	29,594	29,594	92,952	240,922
Contractual facility expansions	3,032	—	—	—	—	—	3,032
Operating leases	4,929	2,723	—	—	—	—	7,652

Total contractual cash obligations	$37,555	$32,317	$29,594	$559,594	$29,594	$767,952	$1,456,606

The cash obligations in the table above do not include future cash obligations for variable interest expense associated with our outstanding revolving credit facility as projections would be based on future outstanding balances as well as future variable interest rates, and we are unable to make reliable estimates of either. Further, the cash obligations in the table above also do not include future cash obligations for uncertain tax positions as we are unable to make reliable estimates of the timing of such payments, if any, to the taxing authorities. We had $25.0 million of letters of credit outstanding at December 31, 2013 primarily to support our requirement to repay fees and claims under our workers’ compensation plan in the event we do not repay the fees and claims due in accordance with the terms of the plan. The letters of credit are renewable annually. We did not have any draws under any outstanding letters of credit during 2013, 2012, or 2011. The contractual facility expansions included in the table above represent expansion or development projects for which we have already entered into a contract with a customer that obligates us to complete the expansion or development project. Certain of our other ongoing construction and expansion projects are not currently under contract and thus are not included as a contractual obligation above as we may generally suspend or terminate such projects without substantial penalty.

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

Our primary market risk exposure is to changes in U.S. interest rates. We are exposed to market risk related to our revolving credit facility because the interest rate on our revolving credit facility is subject to fluctuations in the market. If the interest rate for our outstanding indebtedness under the revolving credit facility was 100 basis points higher or lower during the years ended December 31, 2013, 2012 and 2011, our interest expense, net of amounts capitalized, would have been increased or decreased by $5.3 million, $5.7 million, and $1.6 million, respectively.

As of December 31, 2013, we had outstanding $325.0 million of senior notes due 2020 with a fixed interest rate of 4.125% and $350.0 million of senior notes due 2023 with a fixed interest rate of 4.625%. Because the interest rates with respect to these instruments are fixed, a hypothetical 100 basis point increase or decrease in market interest rates would not have a material impact on our financial statements.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework released in 1992. On May 14, 2013, COSO released an updated version of its Internal Control-Integrated Framework. The COSO Board has emphasized that the key concepts and principles embedded in the original Framework remains fundamentally sound for designing, implementing and maintaining systems of internal control and assessing their effectiveness. Therefore, COSO will continue to make the original Framework available through December 15, 2014, at which time the 1992 Framework will be considered suspended. During this transition period, COSO believes continued use of the 1992 Framework is acceptable. Based on management’s assessment and the criteria in the 1992 Framework, management believes that, as of December 31, 2013, the Company’s internal control over financial reporting was effective.

The Company’s independent registered public accounting firm, Ernst & Young LLP, has issued an attestation report on the Company’s internal control over financial reporting. That report begins on page 83.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Corrections Corporation of America and Subsidiaries

We have audited Corrections Corporation of America and Subsidiaries’ internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). Corrections Corporation of America and Subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Corrections Corporation of America and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Corrections Corporation of America and Subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2013, of Corrections Corporation of America and Subsidiaries and our report dated February 27, 2014, expressed an unqualified opinion thereon. Our audits also included the financial statement schedule listed in the Index at Item 15(2).

                                     /s/ Ernst & Young LLP

Nashville, Tennessee

February 27, 2014

ITEM 9B.	OTHER INFORMATION

Dividend Declared for First Quarter 2014

On February 20, 2014, the Company’s Board of Directors declared a dividend for the first quarter of 2014 of $0.51 per share to be paid on April 15, 2014 to stockholders of record as of the close of business on April 2, 2014.

PART III.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this Item 10 will appear in, and is hereby incorporated by reference from, the information under the headings “Proposal 1 – Election of Directors-Directors Standing for Election,” “Executive Officers-Information Concerning Executive Officers Who Are Not Directors,” “Corporate Governance – Board of Directors Meetings and Committees,” “Corporate Governance – Independence and Financial Literacy of Audit Committee Members,” and “Security Ownership of Certain Beneficial Owners and Management – Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement for the 2014 Annual Meeting of Stockholders.

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

The information required by this Item 11 will appear in, and is hereby incorporated by reference from, the information under the headings “Executive and Director Compensation” and “Compensation Committee Interlocks and Insider Participation” in our definitive proxy statement for the 2014 Annual Meeting of Stockholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this Item 12 will appear in, and is hereby incorporated by reference from, the information under the heading “Security Ownership of Certain Beneficial Owners and Management – Ownership of Common Stock” in our definitive proxy statement for the 2014 Annual Meeting of Stockholders.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth certain information as of December 31, 2013 regarding compensation plans under which our equity securities are authorized for issuance.

	(a)	(b)	(c)
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted – Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plan (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by stockholders	2,601,983	$19.31	12,544,803	(1)
Equity compensation plans not approved by stockholders	—	—	—

Total	2,601,983	$19.31	12,544,803

(1)	Reflects shares of common stock available for issuance under our Amended and Restated 2008 Stock Incentive Plan and our Non-Employee Directors’ Compensation Plan, the only equity compensation plans approved by our stockholders under which we continue to grant awards.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this Item 13 will appear in, and is hereby incorporated by reference from, the information under the heading “Corporate Governance – Certain Relationships and Related Transactions” and “Corporate Governance – Director Independence” in our definitive proxy statement for the 2014 Annual Meeting of Stockholders.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by this Item 14 will appear in, and is hereby incorporated by reference from, the information under the heading “Proposal 2 – Ratification of Appointment of Independent Registered Public Accounting Firm” in our definitive proxy statement for the 2014 Annual Meeting of Stockholders.

PART IV.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

The following documents are filed as part of this Annual Report:

(1)	Financial Statements:

The financial statements as set forth under Item 8 of this Annual Report on Form 10-K have been filed herewith, beginning on page F-1 of this Annual Report.

(2)	Financial Statement Schedules:

Schedule III-Real Estate Assets and Accumulated Depreciation.

Information with respect to this item begins on page F-47 of this Annual Report on Form 10-K. Other schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the financial statements or notes thereto.

(3)	The Exhibits required by Item 601 of Regulation S-K are listed in the Index of Exhibits included herewith.

INDEX TO FINANCIAL STATEMENTS

Consolidated Financial Statements of Corrections Corporation of America and Subsidiaries

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of

Corrections Corporation of America and Subsidiaries

We have audited the accompanying consolidated balance sheets of Corrections Corporation of America and Subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013. Our audits also included the financial statement schedule listed in the Index at Item 15(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Corrections Corporation of America and Subsidiaries at December 31, 2013 and 2012, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Corrections Corporation of America and Subsidiaries’ internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated February 27, 2014, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Nashville, Tennessee

February 27, 2014

CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	December 31,
	2013	2012
ASSETS
Cash and cash equivalents	$77,909	$62,804
Accounts receivable, net of allowance of $1,265 and $2,410, respectively	244,957	247,084
Current deferred tax assets	9,241	8,022
Prepaid expenses and other current assets	20,612	26,383
Current assets of discontinued operations	15	6,449

Total current assets	352,734	350,742
Property and equipment, net	2,546,613	2,566,482
Restricted cash	5,589	5,022
Investment in direct financing lease	5,473	7,467
Goodwill	16,110	11,158
Non-current deferred tax assets	3,078	—
Other assets	77,828	30,701
Non-current assets of discontinued operations	—	3,170

Total assets	$3,007,425	$2,974,742

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued expenses	$252,277	$164,529
Income taxes payable	1,243	102
Current liabilities of discontinued operations	886	1,827

Total current liabilities	254,406	166,458
Long-term debt	1,205,000	1,111,545
Deferred tax liabilities	—	139,526
Other liabilities	45,512	35,593

Total liabilities	1,504,918	1,453,122

Commitments and contingencies
Preferred stock—$0.01 par value; 50,000 shares authorized; none issued and outstanding at December 31, 2013 and 2012, respectively	—	—
Common stock—$0.01 par value; 300,000 shares authorized; 115,923 and 100,105 shares issued and outstanding at December 31, 2013 and 2012, respectively	1,159	1,001
Additional paid-in capital	1,725,363	1,146,488
(Accumulated deficit) retained earnings	(224,015)	374,131

Total stockholders’ equity	1,502,507	1,521,620

Total liabilities and stockholders’ equity	$3,007,425	$2,974,742

The accompanying notes are an integral part of these consolidated financial statements.

CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	For the Years Ended December 31,
	2013	2012	2011
REVENUES	$1,694,297	$1,723,657	$1,688,805

EXPENSES:
Operating	1,220,351	1,217,051	1,158,269
General and administrative	103,590	88,935	91,227
Depreciation and amortization	112,692	113,063	107,568
Asset impairments	6,513	—	—

	1,443,146	1,419,049	1,357,064

OPERATING INCOME	251,151	304,608	331,741

OTHER (INCOME) EXPENSE:
Interest expense, net	45,126	58,363	72,940
Expenses associated with debt refinancing transactions	36,528	2,099	—
Other (income) expense	(100)	(333)	305

	81,554	60,129	73,245

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	169,597	244,479	258,496
Income tax benefit (expense)	134,995	(87,513)	(96,166)

INCOME FROM CONTINUING OPERATIONS	304,592	156,966	162,330
(Loss) income from discontinued operations, net of taxes	(3,757)	(205)	180

NET INCOME	$300,835	$156,761	$162,510

BASIC EARNINGS PER SHARE:
Income from continuing operations	$2.77	$1.58	$1.55
(Loss) income from discontinued operations, net of taxes	(0.03)	—	—

Net income	$2.74	$1.58	$1.55

DILUTED EARNINGS PER SHARE:
Income from continuing operations	$2.73	$1.56	$1.54
(Loss) income from discontinued operations, net of taxes	(0.03)	—	—

Net income	$2.70	$1.56	$1.54

REGULAR DIVIDENDS DECLARED PER SHARE	$1.97	$0.60	$—

SPECIAL DIVIDENDS DECLARED PER SHARE	$6.66	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Years Ended December 31,
	2013	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$300,835	$156,761	$162,510
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	113,491	113,933	108,931
Asset impairments	9,150	—	—
Amortization of debt issuance costs and other non-cash interest	3,509	4,316	4,331
Expenses associated with debt refinancing transactions	36,528	2,099	—
Deferred income taxes	(151,037)	5,761	19,321
Other expenses and non-cash items	2,623	1,084	1,559
Non-cash revenue	(294)	—	—
Income tax benefit of equity compensation	(351)	(2,708)	(1,962)
Non-cash equity compensation	12,965	12,325	10,384
Changes in assets and liabilities, net:
Accounts receivable, prepaid expenses and other assets	16,683	12,189	46,941
Accounts payable, accrued expenses and other liabilities	23,910	(24,219)	(2,456)
Income taxes payable	1,492	1,715	1,517

Net cash provided by operating activities	369,504	283,256	351,076

CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for facility acquisition, development and expansions	(27,955)	(30,424)	(125,682)
Acquisition of businesses, net of cash acquired	(36,252)	—	—
Expenditures for other capital improvements	(48,570)	(49,014)	(48,258)
Cash paid for leasehold incentive	(12,765)	—	—
Decrease in restricted cash	452	—	1,749
Proceeds from sale of assets	998	1,838	885
Increase in other assets	(3,260)	(4,027)	(2,248)
Payments received on direct financing lease and notes receivable	1,840	1,707	1,515

Net cash used in investing activities	(125,512)	(79,920)	(172,039)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of debt	1,283,000	888,500	383,623
Principal repayments of debt	(1,198,000)	(1,023,500)	(296,589)
Payment of debt issuance and other refinancing and related costs	(37,349)	(6,336)	—
Proceeds from exercise of stock options	30,171	4,933	2,137
Purchase and retirement of common stock	(6,693)	(2,808)	(239,847)
Income tax benefit of equity compensation	351	2,708	1,962
Increase in restricted cash for dividends	(1,016)	—	—
Dividends paid	(299,434)	(59,768)	—

Net cash used in financing activities	(228,970)	(196,271)	(148,714)

NET INCREASE IN CASH AND CASH EQUIVALENTS	15,022	7,065	30,323
CASH AND CASH EQUIVALENTS, beginning of year	62,897	55,832	25,509

CASH AND CASH EQUIVALENTS, end of year	$77,919	$62,897	$55,832

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest (net of amounts capitalized of $836, $1,057, and $1,584 in 2013, 2012, and 2011, respectively)	$40,776	$66,943	$71,002

Income taxes	$7,422	$83,864	$70,341

The accompanying notes are an integral part of these consolidated financial statements.

CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2013, 2012, AND 2011

(in thousands)

			Additional		Total
	Common Stock		Paid-In	Retained	Stockholders’
	Shares	Par Value	Capital	Earnings	Equity
BALANCE, December 31, 2010	109,754	$1,098	$1,354,691	$115,082	$1,470,871
Net income	—	—	—	162,510	162,510
Issuance of common stock	3	—	51	—	51
Retirement of common stock	(10,661)	(107)	(239,618)	—	(239,725)
Restricted stock compensation, net of forfeitures	(22)	—	6,123	—	6,123
Stock option compensation expense, net of forfeitures	—	—	4,210	—	4,210
Income tax benefit of equity compensation	—	—	1,845	—	1,845
Restricted stock grants	186	2	(2)	—	—
Stock options exercised	268	2	2,135	—	2,137

BALANCE, December 31, 2011	99,528	$995	$1,129,435	$277,592	$1,408,022

(Continued)

CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2013, 2012, AND 2011

(in thousands)

					Total
	Common Stock		Additional	Retained	Stockholders’
	Shares	Par Value	Paid-In Capital	Earnings	Equity
BALANCE, December 31, 2011	99,528	$995	$1,129,435	$277,592	$1,408,022
Net income	—	—	—	156,761	156,761
Issuance of common stock	1	—	29	—	29
Retirement of common stock	(110)	(1)	(2,807)	—	(2,808)
Regular dividends declared on common stock ($0.60 per share)	—	—	—	(60,222)	(60,222)
Restricted stock compensation, net of forfeitures	(13)	—	7,635	—	7,635
Stock option compensation expense, net of forfeitures	—	—	4,661	—	4,661
Income tax benefit of equity compensation	—	—	2,609	—	2,609
Restricted stock grants	333	3	(3)	—	—
Stock options exercised	366	4	4,929	—	4,933

BALANCE, December 31, 2012	100,105	$1,001	$1,146,488	$374,131	$1,521,620

(Continued)

CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2013, 2012, AND 2011

(in thousands)

				(Accumulated
			Additional	Deficit)	Total
	Common Stock		Paid-In	Retained	Stockholders’
	Shares	Par Value	Capital	Earnings	Equity
BALANCE, December 31, 2012	100,105	$1,001	$1,146,488	$374,131	$1,521,620
Net income	—	—	—	300,835	300,835
Issuance of common stock	20	—	27	—	27
Retirement of common stock	(180)	(2)	(6,691)	—	(6,693)
Special dividend on common stock ($6.66 per share)	13,878	139	542,541	(678,226)	(135,546)
Regular dividends declared on common stock ($1.97 per share)	—	—	—	(221,196)	(221,196)
Restricted stock compensation, net of forfeitures	(30)	—	9,381	441	9,822
Stock option compensation expense, net of forfeitures	—	—	3,116	—	3,116
Income tax benefit of equity compensation	—	—	351	—	351
Restricted stock grants	300	3	(3)	—	—
Stock options exercised	1,830	18	30,153		30,171

BALANCE, December 31, 2013	115,923	$1,159	$1,725,363	$(224,015)	$1,502,507

The accompanying notes are an integral part of these consolidated financial statements.

CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013, 2012 AND 2011

1.	ORGANIZATION AND OPERATIONS

Corrections Corporation of America (together with its subsidiaries, the “Company” or “CCA”) is the nation’s largest owner of privatized correctional and detention facilities and one of the largest prison operators in the United States, behind only the federal government and three states. CCA currently owns or controls 53 correctional and detention facilities, and manages an additional 13 facilities owned by its government partners, with a total design capacity of approximately 86,000 (unaudited) beds in 20 states and the District of Columbia.

CCA specializes in owning, operating and managing prisons and other correctional facilities and providing inmate residential, community re-entry, and prisoner transportation services for governmental agencies. In addition to providing the fundamental residential services relating to inmates, CCA’s facilities offer a variety of rehabilitation and educational programs, including basic education, religious services, life skills and employment training and substance abuse treatment. These services are intended to help reduce recidivism and to prepare inmates for their successful reentry into society upon their release. CCA also provides or makes available to inmates certain health care (including medical, dental and mental health services), food services, and work and recreational programs.

CCA began operating as a real estate investment trust (“REIT”) for federal income tax purposes effective January 1, 2013. In connection with this conversion to a REIT, CCA reorganized its corporate structure and began performing its correctional services and conducting other business activities through taxable REIT subsidiaries (“TRSs”). A TRS is a subsidiary of a REIT that is subject to applicable corporate income tax and certain qualification requirements. The Company’s use of TRSs enables CCA to comply with REIT qualification requirements while providing correctional services at facilities it owns and at facilities owned by its government partners and to engage in certain other business operations. A TRS is not subject to the distribution requirements applicable to REITs so it may retain income generated by its operations for reinvestment. Consequently, income taxes recorded in 2013 are not comparable to those recorded in 2012 and 2011. See Note 11.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles and include the accounts of CCA on a consolidated basis with its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated.

Cash and Cash Equivalents

CCA considers all liquid debt instruments with a maturity of three months or less at the time of purchase to be cash equivalents.

Restricted Cash

Restricted cash at December 31, 2013 and 2012 of $5.6 million and $5.0 million, respectively, is restricted for a capital improvements, replacements, and repairs reserve fund required by one of our contracts, and for the payment of dividends on unvested restricted stock.

Accounts Receivable and Allowance for Doubtful Accounts

At December 31, 2013 and 2012, accounts receivable of $245.0 million and $247.1 million were net of allowances for doubtful accounts totaling $1.3 million and $2.4 million, respectively. Accounts receivable consist primarily of amounts due from federal, state, and local government agencies for the utilization of CCA’s correctional and detention facilities, as well as for operating and managing prisons and other correctional facilities and providing inmate residential and prisoner transportation services to such government agencies.

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

Property and Equipment

Property and equipment are carried at cost. Assets acquired by CCA in conjunction with acquisitions are recorded at estimated fair market value at the time of purchase. Betterments, renewals and significant repairs that extend the life of an asset are capitalized; other repair and maintenance costs are expensed. Interest is capitalized to the asset to which it relates in connection with the construction or expansion of facilities. Construction costs directly associated with the development of a correctional facility are capitalized as part of the cost of the development project. Such costs are written-off to general and administrative expense whenever a project is abandoned. The cost and accumulated depreciation applicable to assets retired are removed from the accounts and the gain or loss on disposition is recognized in income. Depreciation is computed over the estimated useful lives of depreciable assets using the straight-line method. Useful lives for property and equipment are as follows:

Land improvements	5 – 20 years
Buildings and improvements	5 – 50 years
Equipment and software	3 – 5 years
Office furniture and fixtures	5 years

Accounting for the Impairment of Long-Lived Assets Other Than Goodwill

Long-lived assets other than goodwill are reviewed for impairment when circumstances indicate the carrying value of an asset may not be recoverable. When circumstances indicate an asset may not be recoverable, impairment is recognized when the estimated undiscounted cash flows associated with the asset or group of assets is less than their carrying value. If impairment exists, an adjustment is made to write the asset down to its fair value, and a loss is recorded as the difference between the carrying value and fair value. Fair values are determined based on quoted market values, discounted cash flows or internal and external appraisals, as applicable.

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

Investment in Affiliates

Investments in affiliates that are equal to or less than 50%-owned over which CCA can exercise significant influence are accounted for using the equity method of accounting. Investments under the equity method are recorded at cost and subsequently adjusted for contributions, distributions, and net income attributable to the Company’s ownership based on the governing agreement.

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

Rental Revenue

Rental revenue is recognized in accordance with ASC 840, “Leases”. In accordance with ASC 840, minimum rental revenue is recognized on a straight-line basis over the term of the related lease. Leasehold incentives are recognized as a reduction to rental revenue on a straight-line basis over the term of the related lease. Rental revenue associated with expense reimbursements from tenants are recognized in the period that the related expenses are incurred based upon the tenant lease provision.

Self-Funded Insurance Reserves

CCA is significantly self-insured for employee health, workers’ compensation, automobile liability claims, and general liability claims. As such, CCA’s insurance expense is largely dependent on claims experience and CCA’s ability to control its claims experience. CCA has consistently accrued the estimated liability for employee health insurance based on its history of claims experience and time lag between the incident date and the date the cost is paid by CCA. CCA has accrued the estimated liability for workers’ compensation claims based on an actuarially determined liability, discounted to the net present value of the outstanding liabilities, using a combination of actuarial methods used to project ultimate losses, and our automobile insurance claims based on estimated development factors on claims incurred. The liability for employee health, workers’ compensation, and automobile insurance includes estimates for both claims incurred and for claims incurred but not reported. CCA records litigation reserves related to general liability matters for which it is probable that a loss has been incurred and the range of such loss can be estimated. These estimates could change in the future.

Income Taxes

As further described in Note 1, CCA began operating as a REIT for federal income tax purposes effective January 1, 2013. As a REIT, the Company generally is not subject to corporate level federal income tax on taxable income it distributes to its shareholders as long as it meets the organizational and operational requirements under the REIT rules. However, certain subsidiaries have made an election with the Company to be treated as TRSs in conjunction with the Company’s REIT election. The TRS elections permit CCA to engage in certain business activities in which the REIT may not engage directly, so long as these activities are conducted in entities that elect to be treated as TRSs under the Internal Revenue Code. A TRS is subject to federal and state income taxes on the income from these activities and therefore, CCA includes a provision for taxes in its consolidated financial statements.

Income taxes are accounted for under the provisions of ASC 740, “Income Taxes”. ASC 740 generally requires CCA to record deferred income taxes for the tax effect of differences between book and tax bases of its assets and liabilities. Deferred income taxes reflect the available net operating losses and the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in the statement of operations in the period that includes the enactment date. Realization of the future tax benefits related to deferred tax assets is dependent on many factors, including CCA’s past earnings history, expected future earnings, the character and jurisdiction of such earnings, unsettled circumstances that, if unfavorably resolved, would adversely affect utilization of its deferred tax assets, carryback and carryforward periods, and tax strategies that could potentially enhance the likelihood of realization of a deferred tax asset.

Income tax contingencies are accounted for under the provisions of ASC 740. ASC 740 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The guidance prescribed in ASC 740 establishes a recognition threshold of more likely than not that a tax position will be sustained upon examination. The measurement attribute requires that a tax position be measured at the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement.

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

Fair Value of Financial Instruments

To meet the reporting requirements of ASC 825, “Financial Instruments”, CCA calculates the estimated fair value of financial instruments using market interest rates and quoted market prices of similar instruments or discounted cash flow techniques with observable Level 1 inputs for debt and Level 2 inputs for all other financial instruments, as defined in ASC 820, “Fair Value Measurement”. At December 31, 2013 and 2012, there were no material differences between the carrying amounts and the estimated fair values of CCA’s financial instruments, other than as follows (in thousands):

	December 31,
	2013		2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Investment in direct financing lease	$7,466	$8,609	$9,233	$10,852
Note receivable from APM	$4,831	$9,006	$4,819	$8,678
Debt	$(1,205,000)	$(1,179,375)	$(1,111,545)	$(1,152,550)

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

CCA derives its revenues primarily from amounts earned under federal, state, and local government management contracts. For each of the years ended December 31, 2013, 2012 and 2011, federal correctional and detention authorities represented 44% of CCA’s total revenue. Federal correctional and detention authorities consist primarily of the Federal Bureau of Prisons (“BOP”), the United States Marshals Service (“USMS”), and the U.S. Immigration and Customs Enforcement (“ICE”). The BOP accounted for 13%, 12%, and 12% of total revenue for 2013, 2012, and 2011, respectively. The USMS accounted for 19%, 20%, and 20% of total revenue for 2013, 2012, and 2011, respectively. ICE accounted for 12% of total revenue for each of 2013, 2012, and 2011. These federal customers have management contracts at facilities CCA owns and at facilities CCA manages but does not own. Additionally, CCA’s management contracts with state correctional authorities represented 49% of total revenue during each of the years ended December 31, 2013, 2012, and 2011, respectively. The State of California Department of Corrections and Rehabilitation (the “CDCR”) accounted for 12%, 12%, and 14% of total revenue for the years ended December 31, 2013, 2012, and 2011, respectively, including revenue generated under an operating lease that commenced December 1, 2013, at a facility we own in California. No other customer generated more than 10% of total revenue during 2013, 2012, or 2011. Although the revenue generated from each of these agencies is derived from numerous management contracts, the loss of one or more of such contracts could have a material adverse impact on CCA’s financial condition and results of operations.

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

ASC 350, “Intangibles-Goodwill and Other”, establishes accounting and reporting requirements for goodwill and other intangible assets. Goodwill was $16.1 million and $11.2 million, net of discontinued operations, as of December 31, 2013 and 2012, respectively. This goodwill was established in connection with the acquisition of Correctional Alternatives Inc. (“CAI”) during the third quarter of 2013, as further described in Note 5, and the acquisitions of two service companies during 2000.

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

During the fourth quarter of 2013, CCA reported an asset impairment of $1.1 million for the write-off of goodwill associated with the Bay Correctional Facility in Florida. In the fourth quarter of 2013, the Florida Department of Management Services (“DMS”) awarded to another operator the contract to manage this facility owned by the state of Florida upon the expiration of CCA’s contract on January 31, 2014.

During the third quarter of 2013, CCA reported an asset impairment of $1.0 million for the write-off of goodwill associated with the Idaho Correctional Center. During the second quarter of 2013, the state of Idaho reported that they expected to solicit bids for the management of the Idaho Correctional Center upon the expiration of CCA’s contract in June 2014. During the third quarter of 2013, CCA decided not to submit a bid and, therefore, expects to transition management to another operator upon expiration of the contract. The state announced in early 2014 that it will take over management of the facility effective July 1, 2014.

During the second quarter of 2013, CCA received notification that it was not selected for the continued management of the Wilkinson County Correctional Facility at the end of the contract on June 30, 2013. As a result of this managed-only contract termination, during the second quarter of 2013, CCA recorded asset impairments of $2.6 million consisting of a goodwill impairment charge of $0.8 million and $1.8 million for other assets. These charges are reported as discontinued operations in the accompanying statement of operations for the year ended December 31, 2013.

4.	PROPERTY AND EQUIPMENT

At December 31, 2013, CCA owned 55 real estate properties, including 53 correctional and detention facilities, four of which CCA leased to other operators (one of which is currently vacant), and two corporate office buildings. At December 31, 2013, CCA also managed 16 correctional and detention facilities owned by governmental agencies.

Property and equipment, at cost, consists of the following (in thousands):

	December 31,
	2013	2012
Land and improvements	$127,246	$121,209
Buildings and improvements	3,058,748	3,034,019
Equipment and software	316,696	315,391
Office furniture and fixtures	30,969	30,678
Construction in progress	93,187	60,492

	3,626,846	3,561,789
Less: Accumulated depreciation	(1,080,233)	(995,307)

	$2,546,613	$2,566,482

Construction in progress primarily consists of correctional facilities under construction or expansion. Interest is capitalized on construction in progress and amounted to $0.8 million, $1.1 million, and $1.6 million in 2013, 2012, and 2011, respectively.

Depreciation expense was $112.8 million, $113.2 million, and $107.8 million for the years ended December 31, 2013, 2012, and 2011, respectively.

Eleven of the facilities owned by CCA are subject to options that allow various governmental agencies to purchase those facilities. Certain of these options to purchase are based on a depreciated book value while others are based on a fair market value calculation. In addition, two facilities, one of which is also subject to a purchase option, are constructed on land that CCA leases from governmental agencies under ground leases. Under the terms of those ground leases, the facilities become the property of the governmental agencies upon expiration of the ground leases in 2015 and 2017. CCA depreciates these properties over the shorter of the term of the applicable ground lease or the estimated useful life of the property.

CCA leases portions of the land and building of the San Diego Correctional Facility under an operating lease that expires December 2015 pursuant to amended lease terms executed between CCA and the County of San Diego in January 2010. CCA also leases land and building at the Elizabeth Detention Center under operating leases that expire June 2015. During December 2013, CCA elected to terminate the lease of land and building at the North Georgia Detention Center effective during the first quarter of 2014. The rental expense incurred for these leases was $5.9 million, $4.7 million, and $6.2 million for the years ended December 31, 2013, 2012, and 2011, respectively. Future minimum lease payments as of December 31, 2013 under these operating leases are as follows:

2014	$4,929
2015	2,723
2016	—
2017	—
2018	—
Thereafter	—

In December 2009, CCA entered into an Economic Development Agreement (“EDA”) with the Wheeler County Development Authority (“Wheeler County”) in Wheeler County, Georgia to implement a tax abatement plan related to CCA’s bed expansion project at its Wheeler Correctional Facility. The tax abatement plan provides for 50% abatement of real property taxes for six years. In December 2009, Wheeler County issued bonds in a maximum principal amount of $30.0 million.

Also, in December 2009, CCA entered into an EDA with the Douglas-Coffee County Industrial Authority (“Coffee County”) in Coffee County, Georgia to implement a tax abatement plan related to CCA’s bed expansion project at its Coffee Correctional Facility. The tax abatement plan provides for 100% abatement of real property taxes for five years. In December 2009, Coffee County issued bonds in a maximum principal amount of $33.0 million. In June 2013, CCA also entered into an EDA with the Development Authority of Telfair County (“Telfair County”) in Telfair County, Georgia to implement a tax abatement plan related to CCA’s bed expansion project at its McRae Correctional Facility. The tax abatement plan provides for 90% abatement of real property taxes in the first year, decreasing by 10% over the subsequent nine years. In June 2013, Telfair County issued bonds in a maximum principal amount of $15.0 million.

According to each of the EDAs, legal title of CCA’s real property was transferred to the respective county. Pursuant to each EDA, the bonds were issued to CCA, so no cash exchanged hands. In each case, the applicable county authority then leased the real property back to CCA. The lease payments are equal to the amount of the payments on the bonds. At any time, CCA has the option to purchase the real property by paying off the bonds, plus $100. Due to the form of the transactions, CCA has not recorded the bonds or the capital leases associated with sale lease-back transactions. The original cost of CCA’s property and equipment is recorded on the balance sheet and is being depreciated over its estimated useful life.

5.	REAL ESTATE ACTIVATIONS, ACQUISITIONS, DEVELOPMENTS, AND CLOSURES

On July 31, 2013, CCA acquired in a business combination all of the stock of CAI, a privately held San Diego, California-based community corrections company that specializes in residential re-entry, home detention, and work furlough programs for San Diego County, the BOP and United States Pretrial and Probation. CCA acquired CAI as a strategic investment in a complementary business that broadens the scope of solutions it provides, from incarceration through release, and supporting its belief in helping inmates successfully transition to society. The consideration paid for CAI, consisted of approximately $36.5 million in cash, excluding transaction related expenses of $0.8 million. The purchase price was allocated based on fair value for the assets acquired and the liabilities assumed. In allocating the purchase price, CCA recorded $7.0 million of goodwill, $26.9 million of identifiable intangible assets, $7.9 million of intangible liabilities, $17.7 million of net tangible assets, and $7.2 million of deferred tax liabilities. Several factors gave rise to the goodwill recorded in the acquisition, such as the expected benefit from synergies of the combination and the long-term contracts within a complementary business that broadens the scope of solutions CCA provides. The results of operations for CAI have been included in the Company’s consolidated financial statements from the date of acquisition.

During the second quarter of 2013, CCA announced that the Texas Department of Criminal Justice (“TDCJ”) elected not to renew its contracts for the CCA owned and operated 2,103-bed Mineral Wells Pre-Parole Transfer Facility and the 2,216-bed managed-only Dawson State Jail due to a legislative budget reduction. As a result, upon expiration of the contracts in August 2013, CCA ceased operations of the Dawson State Jail and idled the Mineral Wells facility. During the second quarter of 2013, CCA performed an impairment analysis of the Mineral Wells property, which has a carrying value of $17.9 million as of December 31, 2013, and concluded that this asset has recoverable values in excess of the carrying value. CCA is currently marketing the Mineral Wells facility to potential customers.

During June 2013, the Kentucky Department of Corrections (“KDOC”) provided CCA notice that it was not going to award a contract under a contract bid that would have allowed for the KDOC’s continued use of CCA’s owned and operated 826-bed Marion Adjustment Center. CCA idled the Marion Adjustment Center following the transfer of the population during September 2013, but will continue to market the facility to other customers. As a result of the notification, CCA performed an impairment analysis of the Marion Adjustment Center property, which has a carrying value of $13.4 million as of December 31, 2013, and concluded that this asset has recoverable values in excess of the carrying value.

In addition to these two facilities idled during 2013, CCA previously idled additional facilities that are also currently available and being actively marketed to other customers. The following table summarizes each of the idled facilities and their respective carrying values, excluding equipment and other assets that could generally be transferred and used at other facilities CCA owns without significant cost (dollars in thousands):

			Net Carrying Values at December 31,
Facility	Design Capacity	Date Idled	2013	2012
Shelby Training Center	200	2008	$751	$1,155
Queensgate Correctional Facility	850	2009	11,808	12,073
Prairie Correctional Facility	1,600	2010	19,366	20,503
Huerfano County Correctional Center	752	2010	19,800	20,603
Diamondback Correctional Facility	2,160	2010	44,223	45,475
Otter Creek Correctional Center	656	2012	24,805	25,685
Houston Educational Facility	—	2012	6,473	6,657
Mineral Wells Pre-Parole Transfer Facility	2,103	2013	17,856	19,063
Marion Adjustment Center	826	2013	13,429	13,720

	9,147		$158,511	$164,934

During the year ended December 31, 2013, CCA incurred approximately $6.8 million in operating expenses during the period such facilities were idle, excluding expenses incurred in connection with the activation of the Diamondback facility beginning in the third quarter of 2013, as further described hereafter.

CCA considers the cancellation of a contract as an indicator of impairment and tested each of the aforementioned facilities for impairment when it was notified by the respective customers that they would no longer be utilizing such facility. CCA concluded in each case that no impairment had occurred. CCA updates the impairment analyses on an annual basis for each of the idled facilities and evaluates on a quarterly basis market developments for the potential utilization of each of these facilities in order to identify events that may cause CCA to reconsider its most recent assumptions. As a result of CCA’s analyses, CCA determined each of these assets to have recoverable values in excess of the corresponding carrying values.

During December 2013, CCA elected to terminate the lease from the City of Gainesville, Georgia, of the land and building at the North Georgia Detention Center and make replacement beds available at our Stewart Detention Center in Lumpkin, Georgia for the ICE detainees housed at the North Georgia facility. CCA reported an asset impairment of $3.8 million in the fourth quarter of 2013 primarily for renovations CCA made to the North Georgia facility, as well as $1.0 million of expenses associated with the lease termination. All of the detainees have been transferred out of the facility and control of the facility is expected to be returned to the City of Gainesville near the end of the first quarter of 2014.

In order to retain federal inmate populations CCA currently manages in the 1,154-bed San Diego Correctional Facility, CCA is constructing a new facility at a site in San Diego. The existing San Diego Correctional Facility is subject to a ground lease with the County of San Diego. Under the provisions of the lease, the facility is divided into different premises whereby, pursuant to an amendment to the ground lease executed in January 2010, ownership of the entire facility reverts to the County upon expiration of the lease on December 31, 2015. As of December 31, 2013, CCA has invested approximately $58.1 million in the new facility. CCA has developed plans to build a detention facility and a construction timeline that coincides with the expiration of the ground lease with the County of San Diego. CCA plans to offer this new facility to house the existing federal inmate populations at the San Diego Correctional Facility.

In September 2012, CCA announced that it was awarded a new management contract from the Arizona Department of Corrections to house up to 1,000 medium-security inmates at its 1,596-bed Red Rock Correctional Center in Arizona. The new management contract, which commenced in January 2014, contains an initial term of ten years, with two five-year renewal options upon mutual agreement and provides an occupancy guarantee of 90% of the contracted beds, which is expected to be implemented in two phases. CCA received approximately 500 inmates from Arizona through February 2014 and expects to receive an additional 500 inmates during the first quarter of 2015. Additionally, the contract provides the state of Arizona an option to purchase the Red Rock facility at any time during the term of the contract, including extension options, based on an amortization schedule starting with the fair market value and decreasing evenly to zero over the twenty-year term. In order to prepare the Red Rock facility to house Arizona inmates under this contract, CCA capitalized $18.5 million of facility improvements as of December 31, 2013, and expects to incur $2.0 million more in early 2014 in capital improvements for certain physical plant modifications. The total net book value at January 1, 2014 will be depreciated over the twenty-year term.

In October 2013, CCA entered into a lease for its 2,304-bed California City Correctional Center with the CDCR. The lease agreement includes a three-year base term that commenced December 1, 2013, with unlimited two-year renewal options upon mutual agreement. Annual rent during the three-year base term is fixed at $28.5 million. After the three-year base term, the rent will be increased annually by the lesser of CPI (Consumer Price Index) or 2%. CCA will be responsible for repairs and maintenance, property taxes and property insurance, while all other aspects and costs of facility operations will be the responsibility of the CDCR. CCA provided the CDCR $10.0 million of tenant improvements during 2013. The CDCR will reimburse any additional improvements in excess of $10.0 million in monthly installments over fifteen years beginning July 1, 2014.

In November 2013, CCA announced its decision to re-commence construction of the Trousdale Correctional Center in Trousdale County, Tennessee. CCA suspended construction of this facility in 2009 until it had greater clarity around the timing of a new contract. CCA currently expects the new 2,552-bed facility will house State of Tennessee inmates under an inter-governmental agreement with the county of Trousdale, Tennessee. In October 2013, Trousdale County received notice from the Tennessee Department of Corrections of its intent to partner with the County to develop a new correctional facility to house State of Tennessee inmates. CCA is in discussions with Trousdale County officials regarding an agreement to provide and manage the correctional facility. In 2008, CCA purchased land in Trousdale County and began preparing the site for the development of a correctional facility. Total cost of the project is estimated at approximately $140.0 million, including costs invested to date. Construction is expected to be completed in the third quarter of 2015.

During the third quarter of 2013, CCA began hiring staff at the Diamondback Correctional Facility in order to reactivate the facility for future operations. While CCA has begun to incur expenditures associated with the activation of these beds, it does not have a current customer contract and can provide no assurance that it will enter into a contract for the utilization of these beds.

6.	INVESTMENT IN AFFILIATE

CCA has a 50% ownership interest in APM, an entity holding the management contract for a correctional facility, HM Prison Forest Bank, under a 25-year prison management contract with an agency of the United Kingdom government. CCA has determined that its joint venture investment in APM represents a variable interest entity (“VIE”) in accordance with ASC 810, “Consolidation” of which CCA is not the primary beneficiary. The Forest Bank facility, located in Salford, England, was previously constructed and owned by a wholly-owned subsidiary of CCA, which was sold in April 2001. All gains and losses under the joint venture are accounted for using the equity method of accounting. During 2000, CCA extended a working capital loan to APM, which has an outstanding balance of $4.8 million as of December 31, 2013. The outstanding working capital loan represents CCA’s maximum exposure to loss in connection with APM.

For the years ended December 31, 2013, 2012, and 2011 equity in earnings (losses) of the joint venture was $78,000, $323,000, and ($134,000), respectively, which is included in other (income) expense in the consolidated statements of operations. Because CCA’s investment in APM has no carrying value, equity in the net deficit of APM is applied as a reduction to the net carrying value of the note receivable balance, amounting to $0.6 million as of December 31, 2013 and 2012, which is included in other assets in the accompanying consolidated balance sheets.

7.	INVESTMENT IN DIRECT FINANCING LEASE

At December 31, 2013, CCA’s investment in a direct financing lease represents net receivables under a building and equipment lease between CCA and the District of Columbia for the D.C. Correctional Treatment Facility.

A schedule of minimum rentals to be received under the direct financing lease in future years is as follows (in thousands):

2014	$2,793
2015	2,793
2016	2,793
2017	694
2018	—

Total minimum obligation	9,073
Less unearned interest income	(1,607)
Less current portion of direct financing lease	(1,993)

Investment in direct financing lease	$5,473

During the years ended December 31, 2013, 2012, and 2011, CCA recorded interest income of $1.0 million, $1.2 million, and $1.4 million, respectively, under this direct financing lease.

8.	OTHER ASSETS

Other assets consist of the following (in thousands):

	December 31,
	2013	2012
Debt issuance costs, less accumulated amortization of $2,311 and $4,987, respectively	$17,336	$11,568
Intangible lease value	25,567	—
Deferred leasing costs	9,305	—
Notes receivable, net	6,987	4,175
Cash equivalents and cash surrender value of life insurance held in Rabbi trust	15,811	12,559
Deposits	2,037	1,982
Straight-line rent receivable	133	—
Other	652	417

	$77,828	$30,701

9.	ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following (in thousands):

	December 31,
	2013	2012
Trade accounts payable	$58,200	$45,805
Accrued salaries and wages	58,810	42,345
Accrued dividends	56,306	452
Accrued workers’ compensation and auto liability	8,409	8,455
Accrued litigation	6,170	8,643
Accrued employee medical insurance	9,658	10,480
Accrued property taxes	24,721	24,399
Accrued interest	6,331	3,509
Other	23,672	20,441

	$252,277	$164,529

The total liability for workers’ compensation and auto liability was $24.1 million and $23.5 million as of December 31, 2013 and 2012, respectively, with the long-term portion included in other long-term liabilities in the accompanying consolidated balance sheets. These liabilities were discounted to the net present value of the outstanding liabilities using a 3.0% rate in 2013 and 2012. These liabilities amounted to $27.1 million and $26.3 million on an undiscounted basis as of December 31, 2013 and 2012, respectively.

10.	DEBT

Debt outstanding consists of the following (in thousands):

	December 31,
	2013	2012
Revolving Credit Facility, principal due at maturity in December 2017; interest payable periodically at variable interest rates. The weighted average rate at both December 31, 2013 and 2012 was 1.7%.	$530,000	$655,000
4.625% Senior Notes, principal due at maturity in May 2023; interest payable semi-annually in May and November at 4.625%.	350,000	—
4.125% Senior Notes, principal due at maturity in April 2020; interest payable semi-annually in April and October at 4.125%.	325,000	—
7.75% Senior Notes, principal due at maturity in June 2017; interest payable semi-annually in June and December at 7.75%. These notes were redeemed during 2013 as further described hereafter.	—	456,545

	$1,205,000	$1,111,545

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

During March 2013, CCA further amended the $785.0 Million Revolving Credit Facility to, among other things, increase the commitment size from $785.0 million to $900.0 million, extend the maturity by one year to December 2017, and provide covenant flexibility to operate as a REIT (the “$900.0 Million Revolving Credit Facility”). CCA capitalized $2.7 million of new costs associated with the amendment.

The $900.0 Million Revolving Credit Facility has an aggregate principal capacity of $900.0 million and has an “accordion” feature that provides for uncommitted incremental extensions of credit in the form of increases in the revolving commitments or incremental term loans in an aggregate principal amount up to an additional $100.0 million as requested by CCA, subject to bank approval. At CCA’s option, interest on outstanding borrowings under the $900.0 Million Revolving Credit Facility is based on either a base rate plus a margin ranging from 0.25% to 1.0% or a London Interbank Offered Rate (“LIBOR”) plus a margin ranging from 1.25% to 2.0% based on CCA’s leverage ratio. The $900.0 Million Revolving Credit Facility includes a $30.0 million sublimit for swing line loans that enables CCA to borrow at the base rate from the Administrative Agent without advance notice.

Based on CCA’s current leverage ratio, loans under the $900.0 Million Revolving Credit Facility currently bear interest at the base rate plus a margin of 0.50% or at LIBOR plus a margin of 1.50%, and a commitment fee equal to 0.30% of the unfunded balance. The $900.0 Million Revolving Credit Facility also has a $50.0 million sublimit for the issuance of standby letters of credit. As of December 31, 2013, CCA had $530.0 million in borrowings under the $900.0 Million Revolving Credit Facility as well as $25.0 million in letters of credit outstanding resulting in $345.0 million available under the $900.0 Million Revolving Credit Facility.

The $900.0 Million Revolving Credit Facility is secured by a pledge of all of the capital stock of CCA’s domestic subsidiaries, 65% of the capital stock of CCA’s foreign subsidiaries, all of CCA’s accounts receivable, and all of CCA’s deposit accounts. The $900.0 Million Revolving Credit Facility requires CCA to meet certain financial covenants, including, without limitation, a maximum total leverage ratio, a maximum secured leverage ratio, and a minimum fixed charge coverage ratio. As of December 31, 2013, CCA was in compliance with all such covenants. In addition, the $900.0 Million Revolving Credit Facility contains certain covenants that, among other things, limit the incurrence of additional indebtedness, acquisitions and other investments, payment of dividends and other customary restricted payments, transactions with affiliates, asset sales, mergers and consolidations, liquidations, prepayments and modifications of other indebtedness, liens and other encumbrances and other matters customarily restricted in such agreements. In addition, the $900.0 Million Revolving Credit Facility is subject to certain cross-default provisions with terms of CCA’s other indebtedness, and is subject to acceleration upon the occurrence of a change control.

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

CCA expensed $0.2 million during the first quarter of 2013 for third-party fees and expenses associated with the tender offer, and expensed an additional $36.3 million of charges during the second quarter of 2013 associated with the tender offer and redemption of the 7.75% Senior Notes consisting of the write-off of loan costs and the unamortized discount on the 7.75% Senior Notes, the tender fees and expenses associated with the purchase, and the redemption premium paid on the 7.75% Senior Notes.

On April 4, 2013, CCA completed the offering of $325.0 million aggregate principal amount of 4.125% senior notes due April 1, 2020 (the “4.125% Senior Notes”) and $350.0 million aggregate principal amount of 4.625% senior notes due May 1, 2023 (the “4.625% Senior Notes”), collectively referred to herein as the “New Notes”. CCA used a portion of the net proceeds from the offering of the New Notes to fund the tender offer in April 2013 and the redemption of the remaining 7.75% Senior Notes outstanding on June 1, 2013. CCA also used the net proceeds from the sale of the New Notes to fund the $135.0 million payment in cash of up to 20% of its required distribution of C-corporation accumulated earnings and profits in connection with its REIT conversion, as further described in Note 13, to pay other REIT conversion costs, and for general corporate purposes. CCA capitalized $12.1 million of new costs associated with the issuance of the New Notes.

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

Guarantees and Covenants. The Company transferred the real property and related assets of CCA (as the parent corporation) to certain of its subsidiaries effective December 27, 2002. Accordingly, CCA (as the parent corporation to its subsidiaries) had no independent assets or operations (as defined under Rule 3-10(f) of Regulation S-X). As part of the Company’s internal legal reorganization to prepare to elect REIT status on January 1, 2013, as further described herein, the Company transferred certain real estate assets and contracts from certain of its subsidiaries effective December 31, 2012 to CCA (as the parent company). Accordingly, CCA (as the parent corporation to its subsidiaries) which heretofore had no independent assets or operations (as defined under Rule 3-10(f) of Regulation S-X) maintains its own independent assets as of December 31, 2012 and 2013. Accordingly, CCA has provided the condensed consolidating financial information in Note 18 to these consolidated financial statements in accordance with the requirements of Rule 3-10(f) of Regulation S-X effective as of January 1, 2012, but have not provided any comparative information for periods prior to 2012. All of the parent corporation’s domestic subsidiaries have provided full and unconditional guarantees of the New Notes. Each of CCA’s subsidiaries guaranteeing the New Notes are 100% owned subsidiaries of CCA; the subsidiary guarantees are full and unconditional and are joint and several obligations of the guarantors; and all non-guarantor subsidiaries are minor (as defined in Rule 3-10(h)(6) of Regulation S-X).

As of December 31, 2013, neither CCA nor any of its subsidiary guarantors had any material or significant restrictions on CCA’s ability to obtain funds from its subsidiaries by dividend or loan or to transfer assets from such subsidiaries.

The indentures governing the New Notes contain certain customary covenants that, subject to certain exceptions and qualifications, restrict CCA’s ability to, among other things, make restricted payments; incur additional debt or issue certain types of preferred stock; create or permit to exist certain liens; consolidate, merge or transfer all or substantially all of CCA’s assets; and enter into transactions with affiliates. In addition, if CCA sells certain assets (and generally does not use the proceeds of such sales for certain specified purposes) or experiences specific kinds of changes in control, CCA must offer to repurchase all or a portion of the New Notes. The offer price for the New Notes in connection with an asset sale would be equal to 100% of the aggregate principal amount of the notes repurchased plus accrued and unpaid interest and liquidated damages, if any, on the notes repurchased to the date of purchase. The offer price for the New Notes in connection with a change in control would be 101% of the aggregate principal amount of the notes repurchased plus accrued and unpaid interest and liquidated damages, if any, on the notes repurchased to the date of purchase. The New Notes are also subject to certain cross-default provisions with the terms of CCA’s $900.0 Million Revolving Credit Facility, as more fully described hereafter.

Other Debt Transactions

Letters of Credit. At December 31, 2013 and 2012, CCA had $25.0 million and $26.0 million, respectively, in outstanding letters of credit. The letters of credit were issued to secure CCA’s workers’ compensation and general liability insurance policies, performance bonds, and utility deposits. The letters of credit outstanding at December 31, 2013 were provided by a sub-facility under the $900.0 Million Revolving Credit Facility.

Debt Maturities

Scheduled principal payments as of December 31, 2013 for the next five years and thereafter were as follows (in thousands):

2014	$—
2015	—
2016	—
2017	530,000
2018	—
Thereafter	675,000

Total debt	$1,205,000

Cross-Default Provisions

The provisions of CCA’s debt agreements relating to the $900.0 Million Revolving Credit Facility and the New Notes contain certain cross-default provisions. Any events of default under the $900.0 Million Revolving Credit Facility that results in the lenders’ actual acceleration of amounts outstanding thereunder also result in an event of default under the New Notes. Additionally, any events of default under the New Notes that give rise to the ability of the holders of such indebtedness to exercise their acceleration rights also result in an event of default under the $900.0 Million Revolving Credit Facility.

If CCA were to be in default under the $900.0 Million Revolving Credit Facility, and if the lenders under the $900.0 Million Revolving Credit Facility elected to exercise their rights to accelerate CCA’s obligations under the $900.0 Million Revolving Credit Facility, such events could result in the acceleration of all or a portion of CCA’s New Notes, which would have a material adverse effect on CCA’s liquidity and financial position. CCA does not have sufficient working capital to satisfy its debt obligations in the event of an acceleration of all or a substantial portion of CCA’s outstanding indebtedness.

11.	INCOME TAXES

As discussed in Note 1, the Company began operating in compliance with REIT requirements for federal income tax purposes effective January 1, 2013. As a REIT, the Company must distribute at least 90 percent of its taxable income (including dividends paid to it by its TRSs) and will not pay federal income taxes on the amount distributed to its shareholders. Therefore, the Company should not be subject to federal income taxes if it distributes 100 percent of its taxable income. In addition, the Company must meet a number of other organizational and operational requirements. It is management’s intention to adhere to these requirements and maintain the Company’s REIT status. Most states where CCA holds investments in real estate conform to the federal rules recognizing REITs. Certain subsidiaries have made an election with the Company to be treated as TRSs in conjunction with the Company’s REIT election; the TRS elections permit CCA to engage in certain business activities in which the REIT may not engage directly. A TRS is subject to federal and state income taxes on the income from these activities and therefore, CCA includes a provision for taxes in its consolidated financial statements.

Income tax (benefit) expense is comprised of the following components (in thousands):

	For the Years Ended December 31,
	2013	2012	2011
Current income tax (benefit) expense
Federal	$13,674	$75,867	$70,379
State	2,368	5,885	6,466

	16,042	81,752	76,845

Deferred income tax (benefit) expense
Federal	(144,771)	8,576	17,167
State	(6,266)	(2,815)	2,154

	(151,037)	5,761	19,321

Income tax (benefit) expense	$(134,995)	$87,513	$96,166

The current income tax expense for 2012 and 2011 is net of $0.1 million and $0.9 million, respectively, of tax benefits of operating loss carryforwards.

Significant components of CCA’s deferred tax assets and liabilities as of December 31, 2013 and 2012, are as follows (in thousands):

	December 31,
	2013	2012
Current deferred tax assets:
Asset reserves and liabilities not yet deductible for tax	$11,284	$12,198

Net current deferred tax assets	11,284	12,198

Current deferred tax liabilities:
Other	(2,043)	(4,176)

Net total current deferred tax assets	$9,241	$8,022

Noncurrent deferred tax assets:
Asset reserves and liabilities not yet deductible for tax	$17,372	$24,392
Tax over book basis of certain assets	897	13,994
Net operating loss and tax credit carryforwards	4,575	8,843
Intangible contract value	3,024	—
Other	705	261

Total noncurrent deferred tax assets	26,573	47,490
Less valuation allowance	(4,497)	(2,655)

Net noncurrent deferred tax assets	22,076	44,835

Noncurrent deferred tax liabilities:
Book over tax basis of certain assets	(9,067)	(184,334)
Intangible lease value	(9,894)	—
Other	(37)	(27)

Total noncurrent deferred tax liabilities	(18,998)	(184,361)

Net total noncurrent deferred tax assets (liabilities)	$3,078	$(139,526)

The tax benefits associated with equity-based compensation reduced income taxes payable by $0.4 million, $2.6 million, and $1.8 million during 2013, 2012, and 2011, respectively. Such benefits were recorded as increases to stockholders’ equity.

A reconciliation of the income tax provision at the statutory income tax rate and the effective tax rate as a percentage of income from continuing operations before income taxes for the years ended December 31, 2013, 2012, and 2011 is as follows:

	2013	2011	2010
Statutory federal rate	35.0%	35.0%	35.0%
Dividends paid deduction	(30.7)	—	—
State taxes, net of federal tax benefit	1.1	1.0	2.6
Permanent differences	3.0	0.7	0.5
Impact of REIT election	(87.0)	—	—
Other items, net	(1.0)	(0.9)	(0.9)

	(79.6)%	35.8%	37.2%

CCA’s effective tax rate was (79.6)%, 35.8%, and 37.2% during 2013, 2012, and 2011, respectively. CCA’s effective tax rate is significantly different in 2013 as a result of its election to be taxed as a REIT effective January 1, 2013. As a result of CCA’s election to be taxed as a REIT effective January 1, 2013, CCA recorded during the first quarter of 2013 a net tax benefit of $137.7 million for the revaluation of certain deferred tax assets and liabilities and other income taxes associated with the REIT conversion based on the revised tax structure. As a REIT, CCA will be entitled to a deduction for dividends paid, resulting in a substantial reduction in the amount of federal income tax expense it recognizes. Substantially all of CCA’s income tax expense will be incurred based on the earnings generated by its TRSs. CCA’s overall effective tax rate is estimated based on its current projection of taxable income primarily generated in its TRSs. The effective tax rate could fluctuate in the future based on changes in these estimates, the implementation of additional tax planning strategies, changes in federal or state tax rates or laws affecting tax credits available to the Company, changes in other tax laws, changes in estimates related to uncertain tax positions, or changes in state apportionment factors, as well as changes in the valuation allowance applied to the Company’s deferred tax assets that are based primarily on the amount of state net operating losses and tax credits that could expire unused.

CCA had no liabilities for uncertain tax positions as of December 31, 2013 and 2012. CCA recognizes interest and penalties related to unrecognized tax positions in income tax expense. CCA does not currently anticipate that the total amount of unrecognized tax positions will significantly increase or decrease in the next twelve months.

CCA’s U.S. federal income tax returns for tax years 2010 through 2012 remain subject to examination by the Internal Revenue Service (“IRS”). All states in which CCA files income tax returns follow the same statute of limitations as federal, with the exception of the following states whose open tax years include 2009 through 2012: Arizona, California, Colorado, Kentucky, Michigan, Minnesota, New Jersey, Texas, and Wisconsin.

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

The results of operations, net of taxes, and the assets and liabilities of three correctional facilities each as further described hereafter, have been reflected in the accompanying consolidated financial statements as discontinued operations in accordance with ASC 205-20 for the years ended December 31, 2013, 2012, and 2011.

In November 2011, CCA announced its joint decision with the state of Mississippi to cease operations at the state-owned 1,172-bed Delta Correctional Facility in Greenwood, Mississippi. In December 2011, CCA began the process of transferring the population of approximately 900 inmates from the facility, which was completed in January 2012.

During the second quarter of 2013, CCA announced that the TDCJ elected not to renew its contract for the 2,216-bed managed-only Dawson State Jail in Dallas, Texas due to a legislative budget reduction. As a result, upon expiration of the contract in August 2013, CCA ceased operations of the Dawson State Jail. During the second quarter of 2013, CCA also received notification that it was not selected for the continued management of the 1,000-bed managed-only Wilkinson County Correctional Facility in Woodville, Mississippi at the end of the contract on June 30, 2013.

Accordingly, the results of operations, net of taxes, and the assets and liabilities of these three facilities have been reported as discontinued operations for all periods presented. The following table summarizes the results of operations for the facilities classified as discontinued operations for the years ended December 31, 2013, 2012 and 2011 (in thousands):

	For the Years Ended December 31,
	2013	2012	2011
REVENUE:
Managed-only	$19,984	$36,421	$46,808

	19,984	36,421	46,808

EXPENSES:
Managed-only	22,529	35,994	45,131
Depreciation and amortization	799	870	1,363
Asset impairments	2,637	—	—

	25,965	36,864	46,494

OPERATING (LOSS) INCOME	(5,981)	(443)	314
Other (expense) income	(17)	96	1

(LOSS) INCOME BEFORE INCOME TAXES	(5,998)	(347)	315
Income tax benefit (expense)	2,241	142	(135)

(LOSS) INCOME FROM DISCONTINUED OPERATIONS, NET OF TAXES	$(3,757)	$(205)	$180

The assets and liabilities of the discontinued operations presented in the accompanying consolidated balance sheets are as follows (in thousands):

	December 31,
	2013	2012
ASSETS
Cash and cash equivalents	$10	$93
Accounts receivable	—	5,680
Prepaid expenses and other current assets	5	676

Total current assets	15	6,449
Property and equipment, net	—	2,309
Goodwill	—	831
Other assets	—	30

Total assets	$15	$9,619

LIABILITIES
Accounts payable and accrued expenses	$886	$1,827

Total current liabilities	$886	$1,827

13.	STOCKHOLDERS’ EQUITY

Dividends on Common Stock

The tax characterization of dividends per share on common shares as reported to shareholders was as follows for the years ended December 31, 2013 and 2012:

Declaration Date	Record Date	Payable Date	Ordinary Income		Return of Capital		Total Per Share
May 11, 2012	June 8, 2012	June 22, 2012	0.20	(1)	—		$0.20
August 20, 2012	September 14, 2012	September 28, 2012	0.20	(1)	—		$0.20
November 6, 2012	November 30, 2012	December 14, 2012	0.20	(1)	—		$0.20
February 22, 2013	April 3, 2013	April 15, 2013	0.346119		0.183881		$0.53
May 16, 2013	July 3, 2013	July 15, 2013	0.313466		0.166534		$0.48
August 16, 2013	October 2, 2013	October 15, 2013	0.313466		0.166534		$0.48
December 12, 2013	January 2, 2014	January 15, 2014	—	(2)	—	(2)	$0.48

(1)	The amount constitutes a “Qualified Dividend”, as defined by the Internal Revenue Service.
(2)	Taxable in 2014.

In addition, on April 8, 2013, CCA’s Board of Directors declared a special dividend to shareholders of $675.0 million, or approximately $6.66 per share of common stock, in connection with CCA’s previously announced plan to qualify and convert to a REIT for federal income tax purposes effective as of January 1, 2013. The special dividend was paid in satisfaction of requirements that CCA distribute its accumulated earnings and profits attributable to tax periods ending prior to January 1, 2013. CCA paid the special dividend on May 20, 2013 to shareholders of record as of April 19, 2013. The special dividend constituted a qualified dividend of which $6.647357 was taxable as ordinary income to shareholders in 2013, and $0.012643 constituted a return of capital.

Each CCA shareholder could elect to receive payment of the special dividend either in all cash, all shares of CCA common stock or a combination of cash and CCA common stock, with the total amount of cash payable to shareholders limited to a maximum of 20% of the total value of the special dividend, or $135.0 million. The total amount of cash elected by shareholders exceeded 20% of the total value of the special dividend. As a result, the cash payment was prorated among those shareholders who elected to receive cash, and the remaining portion of the special dividend was paid in shares of CCA common stock. The total number of shares of CCA common stock distributed pursuant to the special dividend was 13.9 million and was determined based on shareholder elections and the average closing price per share of CCA common stock on the New York Stock Exchange for the three trading days after May 9, 2013, or $38.90 per share.

Future dividends will depend on CCA’s distribution requirements as a REIT, future earnings, capital requirements, financial condition, opportunities for alternative uses of capital, and on such other factors as the Board of Directors of CCA may consider relevant.

Common Stock

Restricted shares. During 2013, CCA issued approximately 423,000 shares of restricted common stock and common stock units to certain of CCA’s employees and non-employee directors, with an aggregate value of $15.6 million, including 378,000 restricted shares or units to employees and non-employee directors whose compensation is charged to general and administrative expense and 45,000 restricted shares to employees whose compensation is charged to operating expense. During 2012, CCA issued approximately 349,000 shares of restricted common stock and common stock units to certain of its employees and non-employee directors, with an aggregate value of $9.2 million, including 290,000 restricted shares or units to employees and non-employee directors whose compensation is charged to general and administrative expense and 59,000 restricted shares to employees whose compensation is charged to operating expense.

As a result of the aforementioned special dividend paid on May 20, 2013, CCA issued 139,000 shares of restricted common stock and common stock units to employee and non-employee directors who held unvested shares as of the record date. The shares of restricted common stock and common stock units were issued at the $38.90 price per share as previously described herein. The total special dividend to restricted stock and unit holders totaled $6.1 million, including $2.8 million to restricted stockholders and $3.3 million to restricted stock unit holders. Similar to other accumulated dividends on restricted stock and units, the special dividend remains subject to the same vesting conditions of the underlying shares or units.

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

Nonvested restricted common stock transactions as of December 31, 2013 and for the year then ended are summarized below (in thousands, except per share amounts).

	Shares of restricted common stock and units	Weighted average grant date fair value
Nonvested at December 31, 2012	780	$24.59
Granted	423	$36.87
Special dividend	139	$38.90
Cancelled	(99)	$30.92
Vested	(431)	$24.31

Nonvested at December 31, 2013	812	$32.81

During 2013, 2012, and 2011, CCA expensed $9.8 million ($1.2 million of which was recorded in operating expenses and $8.6 million of which was recorded in general and administrative expenses), $7.6 million ($1.2 million of which was recorded in operating expenses and $6.4 million of which was recorded in general and administrative expenses), and $6.1 million ($1.1 million of which was recorded in operating expenses and $5.0 million of which was recorded in general and administrative expenses), net of forfeitures, relating to the restricted common stock and common stock units, respectively. As of December 31, 2013, CCA had $13.1 million of total unrecognized compensation cost related to restricted common stock and common stock units that is expected to be recognized over a remaining weighted-average period of 1.9 years. The total fair value of restricted common stock and common stock units that vested during 2013, 2012, and 2011 was $10.5 million, $5.4 million, and $6.1 million, respectively.

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

In February 2013, CCA elected not to issue stock options to its non-employee directors, officers, and executive officers as it had in the past and instead elected to issue all of its equity compensation in the form of restricted common stock and common stock units as previously described herein. During 2013, 2012, and 2011, CCA expensed $3.1 million, $4.7 million, and $4.2 million, respectively, net of estimated forfeitures relating to its outstanding stock options, all of which was charged to general and administrative expenses.

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

Stock option transactions relating to CCA’s non-qualified stock option plans are summarized below (in thousands, except exercise prices):

	No. of options	Weighted- Average Exercise Price of options	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2012	4,047	$20.61
Granted	—	—
Special dividend adjustment	519	—
Exercised	(1,830)	16.48
Cancelled	(134)	22.33

Outstanding at December 31, 2013	2,602	$19.31	5.8	$33,197

Exercisable at December 31, 2013	1,923	$18.47	5.1	$26,141

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between CCA’s stock price as of December 31, 2013 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2013. This amount changes based on the fair market value of CCA’s stock. The total intrinsic value of options exercised during the years ended December 31, 2013, 2012, and 2011 was $36.9 million, $5.5 million, and $4.5 million, respectively.

The weighted average fair value of options granted during 2012 and 2011 was $7.50, and $9.66 per option, respectively, based on the estimated fair value using the Black-Scholes option-pricing model. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2013	2012	2011
Expected dividend yield	—	3.0%	0.0%
Expected stock price volatility	—	42.2%	42.1%
Risk-free interest rate	—	1.0%	2.1%
Expected life of options	—	5 years	5 years

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

Nonvested stock option transactions relating to CCA’s non-qualified stock option plans as of December 31, 2013 and changes during the year ended December 31, 2013 are summarized below (in thousands, except grant date fair values):

	Number of options	Weighted average grant date fair value
Nonvested at December 31, 2012	1,321	$7.91
Granted	—	$—
Special dividend adjustment	133	$—
Cancelled	(133)	$7.23
Vested	(642)	$7.51

Nonvested at December 31, 2013	679	$6.88

As of December 31, 2013, CCA had $2.6 million of total unrecognized compensation cost related to stock options that is expected to be recognized over a remaining weighted-average period of 1.5 years.

At CCA’s 2011 annual meeting of stockholders held in May 2011, CCA’s stockholders approved an amendment to the 2008 Stock Incentive Plan that increased the authorized limit on issuance of new awards to an aggregate of up to 18.0 million shares. In addition, during the 2003 annual meeting the stockholders approved the adoption of CCA’s Non-Employee Directors’ Compensation Plan, authorizing CCA to issue up to 225,000 shares of common stock pursuant to the plan. As of December 31, 2013, CCA had 12.3 million shares available for issuance under the Amended and Restated 2008 Stock Incentive Plan and 0.2 million shares available for issuance under the Non-Employee Directors’ Compensation Plan.

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

A reconciliation of the numerator and denominator of the basic earnings per share computation to the numerator and denominator of the diluted earnings per share computation is as follows (in thousands, except per share data):

	For the Years Ended December 31,
	2013	2012	2011
NUMERATOR
Basic:
Income from continuing operations	$304,592	$156,966	$162,330
(Loss) income from discontinued operations, net of taxes	(3,757)	(205)	180

Net income	$300,835	$156,761	$162,510

Diluted:
Income from continuing operations	$304,592	$156,966	$162,330
(Loss) income from discontinued operations, net of taxes	(3,757)	(205)	180

Diluted net income	$300,835	$156,761	$162,510

DENOMINATOR
Basic:
Weighted average common shares outstanding	109,617	99,545	104,736

Diluted:
Weighted average common shares outstanding	109,617	99,545	104,736
Effect of dilutive securities:
Stock options	1,279	864	603
Restricted stock-based compensation	354	214	196

Weighted average shares and assumed conversions	111,250	100,623	105,535

BASIC EARNINGS PER SHARE:
Income from continuing operations	$2.77	$1.58	$1.55
(Loss) income from discontinued operations, net of taxes	(0.03)	—	—

Net income	$2.74	$1.58	$1.55

DILUTED EARNINGS PER SHARE:
Income from continuing operations	$2.73	$1.56	$1.54
(Loss) income from discontinued operations, net of taxes	(0.03)	—	—

Net income	$2.70	$1.56	$1.54

As discussed in Note 13, on May 20, 2013, CCA paid a special dividend in connection with its conversion to a REIT. The shareholders were allowed to elect to receive their payment of the special dividend either in all cash, all shares of CCA common stock, or a combination of cash and CCA common stock, except that CCA placed a limit on the aggregate amount of cash payable to the shareholders. Under ASC 505, “Equity” and ASU 2010-01, “Accounting for Distributions to Shareholders with Components of Stock and Cash, a consensus of the FASB Emerging Issues Task Force”, a distribution that allows shareholders to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in earnings per share prospectively. As such, the stock portion of the special dividend, totaling 13.9 million shares, is presented prospectively in basic and diluted earnings per share as presented above and was not presented retroactively for all periods presented.

Approximately 15,000, 0.7 million, and 1.6 million stock options were excluded from the computations of diluted earnings per share for the years ended December 31, 2013, 2012, and 2011, respectively, because they were anti-dilutive.

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

In connection with the issuance of the revenue bonds, CCA is obligated, under a debt service deficit agreement, to pay the trustee of the bond’s trust indenture (the “Trustee”) amounts necessary to pay any debt service deficits consisting of principal and interest requirements (outstanding principal balance of $23.9 million at December 31, 2013 plus future interest payments). In the event the state of Tennessee, which is currently utilizing the facility to house certain inmates, exercises its option to purchase the correctional facility, CCA is also obligated to pay the difference between principal and interest owed on the bonds on the date set for the redemption of the bonds and amounts paid by the state of Tennessee for the facility plus all other funds on deposit with the Trustee and available for redemption of the bonds. Ownership of the facility reverts to the state of Tennessee in 2017 at no cost. Therefore, CCA does not currently believe the state of Tennessee will exercise its option to purchase the facility. At December 31, 2013, the outstanding principal balance of the bonds exceeded the purchase price option by $8.4 million.

Retirement Plan

All employees of CCA are eligible to participate in the Corrections Corporation of America 401(k) Savings and Retirement Plan (the “Plan”) upon reaching age 18 and completing one year of qualified service. Eligible employees may contribute up to 90% of their eligible compensation, subject to IRS limitations. For the years ended December 31, 2013, 2012, and 2011, CCA provided a discretionary matching contribution equal to 100% of the employee’s contributions up to 5% of the employee’s eligible compensation to employees with at least one thousand hours of employment in the plan year. Prior to January 1, 2012, employer contributions were made to those who were employed by CCA on the last day of the plan year, and investment earnings or losses thereon become vested 20% after two years of service, 40% after three years of service, 80% after four years of service, and 100% after five or more years of service. Effective January 1, 2012, the Plan adopted a safe harbor provision that provides, among other changes, future employer matching contributions to be paid into the Plan each pay period and vest immediately.

During the years ended December 31, 2013, 2012, and 2011, CCA’s discretionary contributions to the Plan, net of forfeitures, were $11.8 million, $11.1 million, and $9.2 million, respectively.

Deferred Compensation Plans

During 2002, the compensation committee of the board of directors approved CCA’s adoption of two non-qualified deferred compensation plans (the “Deferred Compensation Plans”) for non-employee directors and for certain senior executives. The Deferred Compensation Plans are unfunded plans maintained for the purpose of providing CCA’s directors and certain of its senior executives the opportunity to defer a portion of their compensation. Under the terms of the Deferred Compensation Plans, certain senior executives may elect to contribute on a pre-tax basis up to 50% of their base salary and up to 100% of their cash bonus, and non-employee directors may elect to contribute on a pre-tax basis up to 100% of their director retainer and meeting fees. During the years ended December 31, 2013, 2012, and 2011, CCA matched 100% of employee contributions up to 5% of total cash compensation. CCA also contributes a fixed rate of return on balances in the Deferred Compensation Plans, determined at the beginning of each plan year. Vesting provisions for matching contributions and investment earnings thereon conform to the vesting provisions of CCA’s 401(k) Plan. However, CCA did not change the vesting provisions to conform with the 401(k) Plan effective January 1, 2012. Distributions are generally payable no earlier than five years subsequent to the date an individual becomes a participant in the Plan, or upon termination of employment (or the date a director ceases to serve as a director of CCA), at the election of the participant. Distributions to senior executives must commence on or before the later of 60 days after the participant’s separation from service or the fifteenth day of the month following the month the individual attains age 65.

During 2013, 2012, and 2011, CCA provided a fixed return of 5.6%, 5.9%, and 6.0% to participants in the Deferred Compensation Plans, respectively. CCA has purchased life insurance policies on the lives of certain employees of CCA, which are intended to fund distributions from the Deferred Compensation Plans. CCA is the sole beneficiary of such policies. At the inception of the Deferred Compensation Plans, CCA established an irrevocable Rabbi Trust to secure the plans’ obligations. However, assets in the Deferred Compensation Plans are subject to creditor claims in the event of bankruptcy. During 2013, 2012, and 2011, CCA recorded $0.2 million, $0.5 million, and $0.3 million, respectively, of matching contributions as general and administrative expense associated with the Deferred Compensation Plans. Assets in the Rabbi Trust were $15.8 million and $12.6 million as of December 31, 2013 and 2012, respectively. As of December 31, 2013 and 2012, CCA’s liability related to the Deferred Compensation Plans was $16.4 million and $15.6 million, respectively, which was reflected in accounts payable and accrued expenses and other liabilities in the accompanying balance sheets.

Employment and Severance Agreements

CCA currently has employment agreements with several of its executive officers, which provide for the payment of certain severance amounts upon termination of employment under certain circumstances or a change of control, as defined in the agreements.

16.	SEGMENT REPORTING

As of December 31, 2013, CCA owned and managed 49 correctional and detention facilities, and managed 16 correctional and detention facilities it did not own. In addition, CCA owned four facilities that it leased to third-party operators, one of which is currently vacant. Management views CCA’s operating results in two reportable segments: (1) owned and managed correctional and detention facilities and (2) managed-only correctional and detention facilities. The accounting policies of the reportable segments are the same as those described in Note 2. Owned and managed facilities include the operating results of those facilities placed into service that were owned or controlled via a long-term lease and managed by CCA. Following the Company’s reorganization to begin operating as a REIT effective January 1, 2013, the Company chose to reclassify the financial information provided for segment reporting purposes at two facilities where the property is effectively controlled by the Company under operating lease arrangements. Previously, the Company classified these two facilities controlled under operating leases within the managed-only segment. The Company now reports the financial information associated with these facilities as owned and managed and has reclassified its segment reporting for all periods presented. Managed-only facilities include the operating results of those facilities owned by a third party and managed by CCA. CCA measures the operating performance of each facility within the above two reportable segments, without differentiation, based on facility net operating income. CCA defines facility net operating income as a facility’s operating income or loss from operations before interest, taxes, asset impairments, depreciation, and amortization. Since each of CCA’s facilities within the two reportable segments exhibit similar economic characteristics, provide similar services to governmental agencies, and operate under a similar set of operating procedures and regulatory guidelines, the facilities within the identified segments have been aggregated and reported as one reportable segment.

The revenue and facility contribution for the reportable segments and a reconciliation to CCA’s operating income is as follows for the three years ended December 31, 2013, 2012, and 2011 (in thousands):

	For the Years Ended December 31,
	2013	2012	2011
Revenue:
Owned and managed	$1,386,355	$1,418,783	$1,386,470
Managed-only	301,454	299,599	295,916

Total management revenue	1,687,809	1,718,382	1,682,386

Operating expenses:
Owned and managed	941,638	935,680	884,987
Managed-only	261,903	263,678	257,362

Total operating expenses	1,203,541	1,199,358	1,142,349

Facility net operating income
Owned and managed	444,717	483,103	501,483
Managed-only	39,551	35,921	38,554

Total facility net operating income	484,268	519,024	540,037

Other revenue (expense):
Rental and other revenue	6,488	5,275	6,419
Other operating expense	(16,810)	(17,693)	(15,920)
General and administrative expense	(103,590)	(88,935)	(91,227)
Depreciation and amortization	(112,692)	(113,063)	(107,568)
Asset impairments	(6,513)	—	—

Operating income	$251,151	$304,608	$331,741

The following table summarizes capital expenditures for the reportable segments for the years ended December 31, 2013, 2012, and 2011 (in thousands):

	For the Years Ended December 31,
	2013	2012	2011
Capital expenditures:
Owned and managed	$96,975	$55,222	$152,272
Managed-only	3,719	3,507	6,642
Corporate and other	10,852	17,685	10,905
Discontinued operations	72	532	1,563

Total capital expenditures	$111,618	$76,946	$171,382

The assets for the reportable segments are as follows (in thousands):

	December 31,
	2013	2012
Assets:
Owned and managed	$2,694,293	$2,654,791
Managed-only	81,551	109,572
Corporate and other	231,566	200,760
Discontinued operations	15	9,619

Total assets	$3,007,425	$2,974,742

17.	SUBSEQUENT EVENTS

During February 2014, CCA issued approximately 0.5 million shares of restricted common stock units to certain of CCA’s employees and non-employee directors, with an aggregate value of $16.9 million. Unless earlier vested under the terms of the restricted stock unit agreement, approximately 0.3 million restricted stock units were issued to officers and executive officers and are subject to vesting over a three-year period based upon satisfaction of certain performance criteria for the fiscal years ending December 31, 2014, 2015, and 2016. No more than one third of such restricted stock units may vest in the first performance period; however, the performance criteria are cumulative for the three-year period. Approximately 0.2 million shares issued to other employees “cliff” vest on the third anniversary of the award. Shares of restricted common stock units issued to non-employee directors vest on the first anniversary of the award. Any restricted stock units that become vested will be settled in shares of CCA’s common stock.

On February 20, 2014, the Company’s Board of Directors declared a quarterly dividend of $0.51 per common share payable April 15, 2014 to shareholders of record on April 2, 2014.

18.	CONDENSED CONSOLIDATING FINANCIAL STATEMENTS OF CCA AND SUBSIDIARIES

The following condensed consolidating financial statements of CCA and subsidiaries have been prepared pursuant to Rule 3-10 of Regulation S-X. These condensed consolidating financial statements have been prepared from the Company’s financial information on the same basis of accounting as the consolidated financial statements. On December 31, 2012 CCA transferred certain real estate assets and contracts from certain of its subsidiaries to CCA (as the parent company). Accordingly, CCA (as the parent corporation to its subsidiaries) which heretofore had no independent assets or operations (as defined under Rule 3-10(f) of Regulation S-X) maintains its own independent assets as of December 31, 2013 and 2012. Such internal legal restructuring has been reported in the following condensed consolidating financial statements as if it had occurred on January 1, 2012.

CONDENSED CONSOLIDATING BALANCE SHEET

As of December 31, 2013

(in thousands)

	Parent	Combined Subsidiary Guarantors	Consolidating Adjustments and Other	Total Consolidated Amounts
ASSETS
Cash and cash equivalents	$31,647	$46,262	$—	$77,909
Accounts receivable, net of allowance	203,018	178,894	(136,955)	244,957
Current deferred tax assets	2	9,239	—	9,241
Prepaid expenses and other current assets	7,580	22,856	(9,824)	20,612
Current assets of discontinued operations	—	15	—	15

Total current assets	242,247	257,266	(146,779)	352,734
Property and equipment, net	2,450,028	96,585	—	2,546,613
Restricted cash	1,016	4,573	—	5,589
Investment in direct financing lease	5,473	—	—	5,473
Goodwill	—	16,110	—	16,110
Non-current deferred tax assets	—	3,633	(555)	3,078
Other assets	245,028	45,149	(212,349)	77,828

Total assets	$2,943,792	$423,316	$(359,683)	$3,007,425

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued expenses	$234,277	$164,745	$(146,745)	$252,277
Income taxes payable	—	1,243	—	1,243
Current liabilities of discontinued operations	—	886	—	886

Total current liabilities	234,277	166,874	(146,745)	254,406
Long-term debt	1,205,000	115,000	(115,000)	1,205,000
Deferred tax liabilities	555	—	(555)	—
Other liabilities	1,453	44,059	—	45,512

Total liabilities	1,441,285	325,933	(262,300)	1,504,918

Total stockholders’ equity	1,502,507	97,383	(97,383)	1,502,507

Total liabilities and stockholders’ equity	$2,943,792	$423,316	$(359,683)	$3,007,425

CONDENSED CONSOLIDATING BALANCE SHEET

As of December 31, 2012

(in thousands)

	Parent	Combined Subsidiary Guarantors	Consolidating Adjustments and Other	Total Consolidated Amounts
ASSETS
Cash and cash equivalents	$—	$62,804	$—	$62,804
Accounts receivable, net of allowance	136,128	249,512	(138,556)	247,084
Current deferred tax assets	137	7,885	—	8,022
Prepaid expenses and other current assets	1,766	34,499	(9,882)	26,383
Current assets of discontinued operations	—	6,449	—	6,449

Total current assets	138,031	361,149	(148,438)	350,742
Property and equipment, net	2,462,917	103,565	—	2,566,482
Restricted cash	—	5,022	—	5,022
Investment in direct financing lease	7,467	—	—	7,467
Goodwill	—	11,158	—	11,158
Other assets	191,502	114,922	(275,723)	30,701
Non-current assets of discontinued operations	—	3,170	—	3,170

Total assets	$2,799,917	$598,986	$(424,161)	$2,974,742

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued expenses	$28,061	$284,871	$(148,403)	$164,529
Income taxes payable	—	102	—	102
Current liabilities of discontinued operations	—	1,827	—	1,827

Total current liabilities	28,061	286,800	(148,403)	166,458
Long-term debt	1,111,545	100,000	(100,000)	1,111,545
Deferred tax liabilities	138,691	835	—	139,526
Other liabilities	—	35,593	—	35,593

Total liabilities	1,278,297	423,228	(248,403)	1,453,122

Total stockholders’ equity	1,521,620	175,758	(175,758)	1,521,620

Total liabilities and stockholders’ equity	$2,799,917	$598,986	$(424,161)	$2,974,742

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the year ended December 31, 2013

(in thousands)

	Parent	Combined Subsidiary Guarantors	Consolidating Adjustments and Other	Total Consolidated Amounts
REVENUES	$1,268,763	$1,351,695	$(926,161)	$1,694,297

EXPENSES:
Operating	945,750	1,200,762	(926,161)	1,220,351
General and administrative	31,290	72,300	—	103,590
Depreciation and amortization	76,112	36,580	—	112,692
Asset impairments	—	6,513	—	6,513

	1,053,152	1,316,155	(926,161)	1,443,146

OPERATING INCOME	215,611	35,540	—	251,151

OTHER (INCOME) EXPENSE:
Interest expense, net	38,319	6,807	—	45,126
Expenses associated with debt refinancing transactions	28,563	7,965	—	36,528
Other (income) expense	(45)	23	(78)	(100)

	66,837	14,795	(78)	81,554

INCOME FROM CONTINUING	148,774	20,745	78	169,597
OPERATIONS BEFORE INCOME TAXES
Income tax benefit (expense)	143,590	(8,595)	—	134,995

INCOME FROM CONTINUING OPERATIONS	292,364	12,150	78	304,592
Income from equity in subsidiaries	8,471	—	(8,471)	—
Loss from discontinued operations, net of taxes	—	(3,757)	—	(3,757)

NET INCOME	$300,835	$8,393	$(8,393)	$300,835

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the year ended December 31, 2012

(in thousands)

	Parent	Combined Subsidiary Guarantors	Consolidating Adjustments and Other	Total Consolidated Amounts
REVENUES	$1,411,277	$329,971	$(17,591)	$1,723,657

EXPENSES:
Operating	943,803	290,839	(17,591)	1,217,051
General and administrative	70,792	18,143	—	88,935
Depreciation and amortization	74,452	38,611	—	113,063

	1,089,047	347,593	(17,591)	1,419,049

OPERATING INCOME (LOSS)	322,230	(17,622)	—	304,608

OTHER (INCOME) EXPENSE:
Interest expense, net	57,174	1,189	—	58,363
Expenses associated with debt refinancing transactions	2,099	—	—	2,099
Other (income) expense	16	(26)	(323)	(333)

	59,289	1,163	(323)	60,129

INCOME (LOSS) FROM CONTINUING
OPERATIONS BEFORE INCOME TAXES	262,941	(18,785)	323	244,479
Income tax benefit (expense)	(93,870)	6,357	—	(87,513)

INCOME (LOSS) FROM CONTINUING OPERATIONS	169,071	(12,428)	323	156,966
Loss from equity in subsidiaries	(12,310)	—	12,310	—
Loss from discontinued operations, net of taxes	—	(205)	—	(205)

NET INCOME (LOSS)	$156,761	$(12,633)	$12,633	$156,761

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the year ended December 31, 2013

(in thousands)

	Parent	Combined Subsidiary Guarantors	Consolidating Adjustments And Other	Total Consolidated Amounts
Net cash provided by operating activities	$211,247	$158,257	$—	$369,504
Net cash used in investing activities	(83,895)	(56,617)	15,000	(125,512)
Net cash used in financing activities	(95,705)	(118,265)	(15,000)	(228,970)

Net increase (decrease) in cash and cash equivalents	31,647	(16,625)	—	15,022
CASH AND CASH EQUIVALENTS, beginning of year	—	62,897	—	62,897

CASH AND CASH EQUIVALENTS, end of year	$31,647	$46,272	$—	$77,919

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the year ended December 31, 2012

(in thousands)

	Parent	Combined Subsidiary Guarantors	Consolidating Adjustments And Other	Total Consolidated Amounts
Net cash provided by operating activities	$260,602	$22,654	$—	$283,256
Net cash used in investing activities	(42,378)	(37,542)	—	(79,920)
Net cash used in financing activities	(218,224)	21,953	—	(196,271)

Net increase in cash and cash equivalents	—	7,065	—	7,065
CASH AND CASH EQUIVALENTS, beginning of year	—	55,832	—	55,832

CASH AND CASH EQUIVALENTS, end of year	$—	$62,897	$—	$62,897

19.	SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Selected quarterly financial information for each of the quarters in the years ended December 31, 2013 and 2012 is as follows (in thousands, except per share data):

	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013
Revenue (1)	$416,723	$425,005	$421,466	$431,103
Operating income (1)	59,892	67,969	67,271	56,019
Loss from discontinued operations, net of taxes (1)	(355)	(2,739)	(663)	—
Net income (1)	181,092	20,429	51,843	47,471
Basic earnings per share:
Net income (2)	$1.81	$0.19	$0.45	$0.41
Diluted earnings per share:
Net income (2)	$1.78	$0.19	$0.44	$0.41

	March 31, 2012	June 30, 2012	September 30, 2012	December 31, 2012
Revenue (1)	$426,356	$433,897	$435,727	$427,677
Operating income (1)	69,451	75,125	79,733	80,299
(Loss) income from discontinued operations, net of taxes (1)	(304)	(150)	99	150
Net income	31,680	37,334	42,339	45,408
Basic earnings per share:
Net income	$0.32	$0.37	$0.42	$0.46
Diluted earnings per share:
Net income	$0.32	$0.37	$0.42	$0.45

(1)	The amounts presented for the first two quarters of 2013 and the four quarters of 2012 are not equal to the same amounts previously reported in the respective reports on Form 10-Q and Form 10-K for each period as a result of discontinued operations. Below is a reconciliation to the previously reported amounts in Form 10-Q.
(2)	The earnings per share amounts in the first quarter of 2013 were favorably impacted by the net tax benefit resulting from the revaluation of certain deferred tax assets and liabilities associated with the REIT conversion effective January 1, 2013. Additionally, the earnings per share amounts in the second quarter of 2013 were negatively impacted by $36.3 million of expenses associated with debt refinancing transactions.

	March 31, 2013	June 30, 2013
Total revenue previously reported	$425,724	$433,981
Discontinued operations	(9,001)	(8,976)

Revised total revenue	$416,723	$425,005

Operating income previously reported	$59,332	$63,610
Discontinued operations	560	4,359

Revised operating income	$59,892	$67,969

Income from discontinued operations, net of taxes, previously reported	$—	$—
Discontinued operations subsequent to the respective reporting period	(355)	(2,739)

Revised loss from discontinued operations, net of taxes	$(355)	$(2,739)

	March 31, 2012	June 30, 2012	September 30, 2012	December 31, 2012
Total revenue previously reported	$435,305	$442,866	$444,853	$436,861
Discontinued operations	(8,949)	(8,969)	(9,126)	(9,184)

Revised total revenue	$426,356	$433,897	$435,727	$427,677

Operating income previously reported	$69,544	$74,885	$79,888	$80,516
Discontinued operations	(93)	240	(155)	(217)

Revised operating income	$69,451	$75,125	$79,733	$80,299

Income from discontinued operations, net of taxes, previously reported	$(362)	$—	$—	$—
Discontinued operations subsequent to the respective reporting period	58	(150)	99	150

Revised loss from discontinued operations, net of taxes	$(304)	$(150)	$99	$150

CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES

SCHEDULE III—REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2013

(in thousands)

Description	Location	Initial Cost to Company		Cost Capitalized Subsequent to Acquisition	Gross Amount at Which Carried at Close of Period			Accumulated Depreciation	Date Constructed/ Acquired
		Land	Buildings and Improvements		Land and Land Improvements	Buildings and Leasehold Improvements	Total
Adams County Correctional Center	Adams County, Mississippi	$874	$119,565	$2,738	$1,075	$122,102	$123,177	$(12,527)	2008
Bent County Correctional Facility	Las Animas, Colorado	550	13,115	65,963	1,161	78,467	79,628	(16,430)	1992
Bridgeport Pre-Parole Transfer Facility	Bridgeport, Texas	70	291	588	209	740	949	(423)	1995
CAI—Boston Avenue	San Diego, California	800	11,440	30	830	11,440	12,270	(161)	2013
California City Correctional Center	California City, California	1,785	125,337	3,009	2,497	127,634	130,131	(36,832)	1999
Central Arizona Detention Center	Florence, Arizona	1,298	57,857	29,573	2,590	86,138	88,728	(26,457)	1994
Cibola County Corrections Center	Milan, New Mexico	444	16,215	28,931	1,319	44,271	45,590	(13,757)	1994
Cimarron Correctional Facility	Cushing, Oklahoma	250	71,303	41,547	570	112,530	113,100	(26,399)	1997
Coffee Correctional Facility	Nicholls, Georgia	194	28,361	44,352	853	72,054	72,907	(15,713)	1998
Crossroads Correctional Center	Shelby, Montana	413	33,196	6,349	867	39,091	39,958	(25,237)	1999
Crowley County Correctional Facility	Olney Springs, Colorado	211	46,845	26,720	1,887	71,889	73,776	(16,075)	2003
Davis Correctional Facility	Holdenville, Oklahoma	250	66,701	39,515	872	105,594	106,466	(25,039)	1996
D.C. Correctional Treatment Facility	Washington, D.C.	—	—	5,473	71	5,402	5,473	(2,933)	2001
Diamondback Correctional Facility	Watonga, Oklahoma	208	41,677	20,906	567	62,224	62,791	(18,569)	1998
Eden Detention Facility	Eden, Texas	769	27,645	32,460	4,978	55,896	60,874	(16,034)	1995
Eloy Detention Center	Eloy, Arizona	1,320	33,308	10,197	2,674	42,151	44,825	(13,314)	1995
Florence County Detention Center	Florence, Arizona	—	75,674	8,726	719	83,681	84,400	(23,301)	1999
Houston Community	Houston, Texas	—	9,207	—	—	9,207	9,207	(2,734)	1998
Houston Processing Center	Houston, Texas	2,250	53,373	36,291	3,075	88,839	91,914	(24,592)	1984
Huerfano County Correctional Center	Walsenburg, Colorado	124	26,358	4,083	984	29,581	30,565	(10,765)	1997
Jenkins County Correctional Center	Millen, Georgia	208	48,158	29	235	48,160	48,395	(1,769)	2012
Kit Carson Correctional Center	Burlington, Colorado	432	35,980	42,168	787	77,793	78,580	(15,933)	1998
Lake Erie Correctional Institution	Conneaut, Ohio	2,871	69,779	1,405	3,669	70,386	74,055	(2,823)	2011
La Palma Correctional Center	Eloy, Arizona	—	183,155	11,947	184	194,918	195,102	(22,442)	2008

Description	Location	Initial Cost to Company		Cost Capitalized Subsequent to Acquisition	Gross Amount at Which Carried at Close of Period			Accumulated Depreciation	Date Constructed/ Acquired
		Land	Buildings and Improvements		Land and Land Improvements	Buildings and Leasehold Improvements	Total
Laredo Processing Center	Laredo, Texas	788	26,737	1,747	922	28,350	29,272	(8,969)	1985
Leavenworth U.S.M. Detention Center	Leavenworth, Kansas	130	44,970	42,029	464	86,665	87,129	(21,191)	1992
Lee Adjustment Center	Beattyville, Kentucky	500	515	16,065	1,214	15,866	17,080	(5,202)	1998
Leo Chesney Correctional Center	Live Oak, California	250	4,774	1,577	250	6,351	6,601	(2,215)	1989
Marion Adjustment Center	St. Mary, Kentucky	250	9,994	8,277	915	17,606	18,521	(5,092)	1998
McRae County Georgia Prison	McRae, Georgia	462	60,396	16,930	845	76,943	77,788	(14,261)	2000
Mineral Wells Pre-Parole Transfer Facility	Mineral Wells, Texas	176	22,589	4,948	530	27,183	27,713	(9,858)	1995
Nevada Southern Detention Center	Pahrump, Nevada	7,548	64,362	8,475	7,580	72,805	80,385	(5,696)	2010
New Mexico Women’s Correctional Facility	Grants, New Mexico	142	15,888	13,596	807	28,819	29,626	(9,669)	1989
North Fork Correctional Facility	Sayre, Oklahoma	—	42,166	57,447	248	99,365	99,613	(21,733)	1998
Northeast Ohio Correctional Center	Youngstown, Ohio	750	39,583	6,892	1,675	45,550	47,225	(14,432)	1997
Otter Creek Adjustment Center	Wheelwright, Kentucky	500	24,487	11,197	1,447	34,737	36,184	(11,379)	1998
Prairie Correctional Facility	Appleton, Minnesota	100	22,306	7,782	1,065	29,123	30,188	(10,822)	1991
Queensgate Correctional Facility	Cincinnati, Ohio	750	15,221	1,586	750	16,807	17,557	(5,748)	1998
Red Rock Correctional Center	Eloy, Arizona	10	78,456	904	127	79,243	79,370	(12,074)	2006
Saguaro Correctional Center	Eloy, Arizona	—	98,903	288	193	98,998	99,191	(13,167)	2007
San Diego Correctional Facility	San Diego, California	28,845	92,458	10,325	37,148	94,480	131,628	(84,037)	1999
Shelby Training Center	Memphis, Tennessee	150	6,393	3,076	275	9,344	9,619	(8,868)	1986
Stewart Detention Center	Lumpkin, Georgia	143	70,560	7,644	716	77,631	78,347	(13,199)	2004
Tallahatchie County Correctional Facility	Tutwiler, Mississippi	—	44,638	92,711	1,411	135,938	137,349	(31,845)	2000
T. Don Hutto Correctional Center	Taylor, Texas	183	13,418	3,609	591	16,619	17,210	(5,592)	1997
Torrance County Detention Facility	Estancia, New Mexico	511	52,599	5,114	1,704	56,520	58,224	(18,108)	1990
Webb County Detention Center	Laredo, Texas	498	20,160	4,640	1,885	23,413	25,298	(7,857)	1998
West Tennessee Detention Facility	Mason, Tennessee	538	31,931	5,340	2,008	35,801	37,809	(12,338)	1990
Wheeler Correctional Facility	Alamo, Georgia	117	30,781	40,916	423	71,391	71,814	(15,450)	1998
Whiteville Correctional Facility	Whiteville, Tennessee	303	51,694	3,303	1,571	53,729	55,300	(16,700)	1998

Totals		$58,965	$2,180,519	$839,418	$99,437	$2,979,465	$3,078,902	$(755,761)

NOTES TO SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION

(A) Depreciation is calculated using estimated useful lives of depreciable assets up to 50 years for prison facilities.

CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES

SCHEDULE III—REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION

FOR THE YEARS ENDED DECEMBER 31, 2013, 2012, AND 2011

(in thousands)

	For the Years Ended December 31,
	2013	2012	2011
Investment in Real Estate:
Balance at beginning of period	$3,049,672	$2,972,528	$2,888,791
Additions through Capital Expenditures	30,376	77,233	89,008
Sale of real estate for cash	(554)	(81)	(853)
Reclassifications and other	(592)	(8)	(4,418)

Balance at end of period	$3,078,902	$3,049,672	$2,972,528

Accumulated Depreciation:
Balance at beginning of period	$(680,965)	$(607,771)	$(539,094)
Depreciation	(75,069)	(73,260)	(69,143)
Disposals	273	66	466

Balance at end of period	$(755,761)	$(680,965)	$(607,771)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CORRECTIONS CORPORATION OF AMERICA

Date: February 27, 2014	By:	/s/ Damon T. Hininger
Damon T. Hininger, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed by the following persons on behalf of the registrant and in the capabilities and on the dates indicated.

/s/ Damon T. Hininger	February 27, 2014
Damon T. Hininger, President and Chief Executive Officer
(Principal Executive Officer and Director)

/s/ Todd J Mullenger	February 27, 2014
Todd J Mullenger, Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

/s/ John D. Ferguson	February 27, 2014
John D. Ferguson, Chairman of the Board of Directors

/s/ William F. Andrews	February 27, 2014
William F. Andrews, Director

/s/ Donna M. Alvarado	February 27, 2014
Donna M. Alvarado, Director

/s/ John D. Correnti	February 27, 2014
John D. Correnti, Director

/s/ Dennis W. DeConcini	February 27, 2014
Dennis W. DeConcini, Director

/s/ Robert J. Dennis	February 27, 2014
Robert J. Dennis, Director

/s/ John R. Horne	February 27, 2014
John R. Horne, Director

/s/ C. Michael Jacobi	February 27, 2014
C. Michael Jacobi, Director

/s/ Anne L. Mariucci	February 27, 2014
Anne L. Mariucci, Director

/s/ Thurgood Marshall, Jr.	February 27, 2014
Thurgood Marshall, Jr., Director

/s/ Charles L. Overby	February 27, 2014
Charles L. Overby, Director

/s/ John R. Prann, Jr.	February 27, 2014
John R. Prann, Jr., Director

/s/ Joseph V. Russell	February 27, 2014
Joseph V. Russell, Director

INDEX OF EXHIBITS

Exhibits marked with an * are filed herewith. Exhibits marked with ** are furnished herewith. Other exhibits have previously been filed with the Securities and Exchange Commission (the “Commission”) and are incorporated herein by reference.

Exhibit Number	Description of Exhibits
3.1	Amended and Restated Charter of the Company (restated for Commission filing purposes only) (previously filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K (Commission File no. 001- 16109), filed with the Commission on February 27, 2008 and incorporated herein by this reference).

3.2	Sixth Amended and Restated Bylaws of the Company (previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K (Commission File no. 001-16109), filed with the Commission on August 22, 2012 and incorporated herein by this reference).

4.1	Provisions defining the rights of stockholders of the Company are found in Article V of the Amended and Restated Charter of the Company, as amended (included as Exhibit 3.1 hereto), and Article II of the Fifth Amended and Restated Bylaws of the Company (included as Exhibit 3.2 hereto).

4.2	Specimen of certificate representing shares of the Company’s Common Stock (previously filed as Exhibit 4.2 to the Company’s Annual Report on Form 10-K (Commission File no. 001-16109), filed with the Commission on March 22, 2002 and incorporated herein by this reference).

4.3	Indenture, dated as of January 23, 2006, by and among the Company, certain of its subsidiaries and U.S. Bank National Association, as Trustee (previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K (Commission File no. 001-16109), filed with the Commission on January 24, 2006 and incorporated herein by this reference).

4.4	Second Supplemental Indenture, dated as of June 3, 2009, by and among the Company, certain of its subsidiaries and U.S. Bank National Association, as Trustee, providing for the Company’s 7 3⁄4% Senior Notes due 2017, with form of note attached (previously filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K (Commission File no. 001-16109), filed with the Commission on June 3, 2009 and incorporated herein by this reference).

Exhibit Number	Description of Exhibits
10.1	Amended and Restated Credit Agreement, dated as of January 6, 2012, by and among the Company, as Borrower, certain lenders and Bank of America, N.A., as Administrative Agent and Wells Fargo Bank, National Association, as Syndication Agent for the lenders (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (Commission File no. 001-16109), filed with the Commission on January 10, 2012 and incorporated herein by this reference.)

10.2	The Company’s Amended and Restated 1997 Employee Share Incentive Plan (previously filed as Exhibit 10.15 to the Company’s Annual Report on Form 10-K (Commission File no. 001-16109), filed with the Commission on March 12, 2004 and incorporated herein by this reference).

10.3	Form of Non-qualified Stock Option Agreement for the Company’s Amended and Restated 1997 Employee Share Incentive Plan (previously filed as Exhibit 10.17 to the Company’s Annual Report on Form 10-K (Commission File no. 001-16109), filed with the Commission on March 7, 2005 and incorporated herein by this reference).

10.4	The Company’s Amended and Restated 2000 Stock Incentive Plan (previously filed as Exhibit 10.20 to the Company’s Annual Report on Form 10-K (Commission File no. 001-16109), filed with the Commission on March 12, 2004 and incorporated herein by this reference).

10.5	Amendment No. 1 to the Company’s Amended and Restated 2000 Stock Incentive Plan (previously filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (Commission File no. 001-16109), filed with the Commission on November 5, 2004 and incorporated herein by this reference).

10.6	First Amendment to Amended and Restated 2000 Stock Incentive Plan of the Company (previously filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (Commission File no. 001-16109), filed with the Commission on August 7, 2008 and incorporated herein by this reference).

10.7	Second Amendment to Amended and Restated 2000 Stock Incentive Plan of the Company (previously filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K (Commission File no. 001-16109), filed with the Commission on August 18, 2009 and incorporated herein by this reference).

10.8	The Company’s Non-Employee Directors’ Compensation Plan (previously filed as Appendix C to the Company’s definitive Proxy Statement relating to its Annual Meeting of Stockholders (Commission File no. 001-16109), filed with the Commission on April 11, 2003 and incorporated herein by this reference).

Exhibit Number	Description of Exhibits
10.9	Form of Employee Non-qualified Stock Option Agreement for the Company’s Amended and Restated 2000 Stock Incentive Plan (previously filed as Exhibit 10.15 to the Company’s Annual Report on Form 10-K (Commission File no. 001-16109), filed with the Commission on March 7, 2006 and incorporated herein by this reference).

10.10	Form of Director Non-qualified Stock Option Agreement for the Company’s Amended and Restated 2000 Stock Incentive Plan (previously filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (Commission File no. 001-16109), filed with the Commission on August 7, 2007 and incorporated herein by this reference).

10.11	Form of Restricted Stock Agreement for the Company’s Amended and Restated 2000 Stock Incentive Plan (previously filed as Exhibit 10.16 to the Company’s Annual Report on Form 10-K (Commission File no. 001-16109), filed with the Commission on March 7, 2006 and incorporated herein by this reference).

10.12	The Company’s 2008 Stock Incentive Plan (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (Commission File no. 001-16109), filed with the Commission on May 11, 2007 and incorporated herein by this reference).

10.13	Form of Executive Non-qualified Stock Option Agreement for the Company’s 2008 Stock Incentive Plan (previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K (Commission File no. 001-16109), filed with the Commission on February 21, 2008 and incorporated herein by this reference).

10.14	Amended Form of Executive Non-qualified Stock Option Agreement for the Company’s 2008 Stock Incentive Plan (previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K (Commission File no. 001-16109), filed with the Commission on February 23, 2009 and incorporated herein by this reference).

10.15	Form of Director Non-qualified Stock Option Agreement for the Company’s 2008 Stock Incentive Plan (previously filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K (Commission File no. 001-16109), filed with the Commission on February 21, 2008 and incorporated herein by this reference).

10.16	Form of Restricted Stock Agreement for the Company’s 2008 Stock Incentive Plan (previously filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K (Commission File no. 001-16109), filed with the Commission on February 21, 2008 and incorporated herein by this reference).

Exhibit Number	Description of Exhibits
10.17	Form of Executive Restricted Stock Unit Agreement for the Company’s 2008 Stock Incentive Plan (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (Commission File no. 001-16109), filed with the Commission on February 23, 2009 and incorporated herein by this reference).

10.18	The Company’s Amended and Restated 2008 Stock Incentive Plan (previously filed as Exhibit 10.1 of the Company’s Current Report on Form 8-K (Commission File no. 001-16109), filed with the Commission on May 17, 2011 and incorporated herein by this reference).

10.19	Form of Executive Restricted Stock Unit Award Agreement for the Company’s Amended and Restated 2008 Stock Incentive Plan (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (Commission File no. 001-16109), filed with the Commission on March 21, 2012 and incorporated herein by this reference).

10.20	Form of Director Restricted Stock Agreement for the Company’s Amended and Restated 2008 Stock Incentive Plan (previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K (Commission File no. 001-16109), filed with the Commission on May 17, 2011 and incorporated herein by this reference).

10.21	Form of Non-Employee Directors Restricted Stock Unit Award Agreement with deferral provisions for the Company’s Amended and Restated 2008 Stock Incentive Plan (previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K (Commission File no. 001-16109), filed with the Commission on March 21, 2012 and incorporated herein by this reference).

10.22	Form of Non-Employee Directors Restricted Stock Unit Award Agreement for the Company’s Amended and Restated 2008 Stock Incentive Plan (previously filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K (Commission File no. 001-16109), filed with the Commission on March 21, 2012 and incorporated herein by this reference).

10.23	Form of Restricted Stock Unit Award Agreement for the Company’s Amended and Restated 2008 Stock Incentive Plan (Time-Vesting Form for Executive Officers) (previously filed as Exhibit 10.23 to the Company’s Annual Report on Form 10-K (Commission File no. 001-16109), filed with the Commission on February 27, 2013 and incorporated herein by this reference).

Exhibit Number	Description of Exhibits
10.24	Employment Agreement, dated as of January 1, 2012, with Todd J Mullenger (previously filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K (Commission File no. 001-16109), filed with the Commission on January 6, 2012 and incorporated herein by this reference).

10.25	Employment Agreement, dated as of January 1, 2012, with Damon T. Hininger (previously filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K (Commission File no. 001-16109), filed with the Commission on January 6, 2012 and incorporated herein by this reference).

10.26	Employment Agreement, dated as of January 1, 2012, with Anthony L. Grande (previously filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K (Commission File no. 001-16109), filed with the Commission on January 6, 2012 and incorporated herein by this reference).

10.27	Employment Agreement, dated as of January 1, 2012, with Steven E. Groom (previously filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K (Commission File no. 001-16109), filed with the Commission on January 6, 2012 and incorporated herein by this reference).

10.28	First Amended and Restated Employment Agreement, dated as of January 1, 2012, with Harley G. Lappin (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (Commission File no. 001-16109), filed with the Commission on January 6, 2012 and incorporated herein by this reference).

10.29*	Employment Agreement, dated as of November 4, 2013, with Lucibeth N. Mayberry.

10.30*	Employment Agreement, dated as of November 4, 2013, with Kim M. White.

10.31	Amended and Restated Non-Employee Director Deferred Compensation Plan (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (Commission File no. 001-16109), filed with the Commission on August 16, 2007 and incorporated herein by this reference).

10.32	Amendment to the Amended and Restated Non-Employee Director Deferred Compensation Plan (previously filed as Exhibit 10.35 to the Company’s Annual Report on Form 10-K (Commission File no. 001-16109), filed with the Commission on February 24, 2010 and incorporated herein by this reference).

Exhibit Number	Description of Exhibits
10.33	Amended and Restated Executive Deferred Compensation Plan (previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K (Commission File no. 001-16109), filed with the Commission on August 16, 2007 and incorporated herein by this reference).

10.34	Form of Indemnification Agreement (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (Commission File no. 001-16109), filed with the Commission on August 18, 2009 and incorporated herein by this reference).

10.35	Notice Letter from John D. Ferguson to the Company (previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K (Commission File no. 001-16109), filed with the Commission on August 18, 2009 and incorporated herein by this reference).

10.36	Letter Agreement, dated as of October 15, 2009, with John D. Ferguson (previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K (Commission File no. 001-16109), filed with the Commission on October 15, 2009 and incorporated herein by this reference).

10.37*	Summary of Director and Executive Officer Compensation.

21*	Subsidiaries of the Company.

23.1*	Consent of Independent Registered Public Accounting Firm.

31.1*	Certification of the Company’s Chief Executive Officer pursuant to Securities and Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Company’s Chief Financial Officer pursuant to Securities and Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

Exhibit Number	Description of Exhibits
101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase