Form 10-Q
period 2014-03-31
CORRECTIONS CORP OF AMERICA
filed 2014-05-08
CIK 1070985

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: MARCH 31, 2014

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

Indicate the number of shares outstanding of each class of Common Stock as of May 5, 2014:

Shares of Common Stock, $0.01 par value per share: 116,366,529 shares outstanding.

CORRECTIONS CORPORATION OF AMERICA

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2014

PART I – FINANCIAL INFORMATION

ITEM 1. – FINANCIAL STATEMENTS.

CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED AND AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	March 31, 2014	December 31, 2013
ASSETS
Cash and cash equivalents	$52,681	$77,909
Accounts receivable, net of allowance of $968 and $1,265, respectively	239,300	244,957
Current deferred tax assets	7,809	9,241
Prepaid expenses and other current assets	18,720	20,612
Current assets of discontinued operations	6	15

Total current assets	318,516	352,734
Property and equipment, net	2,543,470	2,546,613
Restricted cash	5,590	5,589
Investment in direct financing lease	4,936	5,473
Goodwill	16,110	16,110
Non-current deferred tax assets	5,505	3,078
Other assets	75,131	77,828

Total assets	$2,969,258	$3,007,425

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued expenses	$227,041	$252,277
Income taxes payable	1,859	1,243
Current liabilities of discontinued operations	388	886

Total current liabilities	229,288	254,406
Long-term debt	1,195,000	1,205,000
Other liabilities	45,954	45,512

Total liabilities	1,470,242	1,504,918

Commitments and contingencies
Preferred stock – $0.01 par value; 50,000 shares authorized; none issued and outstanding at March 31, 2014 and December 31, 2013, respectively	—	—
Common stock – $0.01 par value; 300,000 shares authorized; 116,339 and 115,923 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively	1,163	1,159
Additional paid-in capital	1,729,807	1,725,363
Accumulated deficit	(231,954)	(224,015)

Total stockholders’ equity	1,499,016	1,502,507

Total liabilities and stockholders’ equity	$2,969,258	$3,007,425

The accompanying notes are an integral part of these consolidated financial statements.

CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED AND AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	For the Three Months Ended March 31,
	2014	2013
REVENUES	$404,222	$416,723

EXPENSES:
Operating	287,380	298,222
General and administrative	25,392	31,232
Depreciation and amortization	28,384	27,377

	341,156	356,831

OPERATING INCOME	63,066	59,892

OTHER (INCOME) EXPENSE:
Interest expense, net	10,348	12,566
Expenses associated with debt refinancing transactions	—	225
Other (income) expense	(387)	101

	9,961	12,892

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	53,105	47,000
Income tax (expense) benefit	(1,367)	134,447

INCOME FROM CONTINUING OPERATIONS	51,738	181,447
Loss from discontinued operations, net of taxes	—	(355)

NET INCOME	$51,738	$181,092

BASIC EARNINGS PER SHARE:
Income from continuing operations	$0.45	$1.81
Loss from discontinued operations, net of taxes	—	—

Net income	$0.45	$1.81

DILUTED EARNINGS PER SHARE:
Income from continuing operations	$0.44	$1.78
Loss from discontinued operations, net of taxes	—	—

Net income	$0.44	$1.78

REGULAR DIVIDENDS DECLARED PER SHARE	$0.51	$0.53

The accompanying notes are an integral part of these consolidated financial statements.

CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED AND AMOUNTS IN THOUSANDS)

	For the Three Months Ended March 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$51,738	$181,092
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	28,384	27,630
Expenses associated with debt refinancing transactions	—	225
Amortization of debt issuance costs and other non-cash interest	771	1,047
Deferred income taxes	(995)	(142,862)
Non-cash revenue	(496)	—
Income tax benefit of equity compensation	(103)	(23)
Non-cash equity compensation	3,293	3,214
Other expenses and non-cash items	2,316	97
Changes in assets and liabilities, net:
Accounts receivable, prepaid expenses and other assets	7,610	28,578
Accounts payable, accrued expenses and other liabilities	(26,655)	(4,416)
Income taxes payable	719	2,273

Net cash provided by operating activities	66,582	96,855

CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for facility development and expansions	(18,507)	(4,182)
Expenditures for other capital improvements	(8,573)	(7,216)
Proceeds from sale of assets	192	44
Increase in other assets	(314)	(723)
Payments received on direct financing lease	476	422

Net cash used in investing activities	(26,726)	(11,655)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of debt	35,000	10,000
Principal repayments of debt	(45,000)	(105,000)
Payment of debt issuance and other refinancing and related costs	—	(2,415)
Dividends paid	(56,267)	(172)
Income tax benefit of equity compensation	103	23
Purchase and retirement of common stock	(2,768)	(5,430)
Proceeds from exercise of stock options	3,838	15,227

Net cash used in financing activities	(65,094)	(87,767)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(25,238)	(2,567)
CASH AND CASH EQUIVALENTS, beginning of period	77,919	62,897

CASH AND CASH EQUIVALENTS, end of period	$52,681	$60,330

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest (net of amounts capitalized of $435 and $141 in 2014 and 2013, respectively)	$2,476	$2,801

Income taxes paid	$224	$199

The accompanying notes are an integral part of these consolidated financial statements.

CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2014

(UNAUDITED AND AMOUNTS IN THOUSANDS)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Par Value
Balance as of December 31, 2013	115,923	$1,159	$1,725,363	$(224,015)	$1,502,507
Net income	—	—	—	51,738	51,738
Retirement of common stock	(84)	(1)	(2,767)	—	(2,768)
Regular dividends declared on common stock ($0.51 per share)	—	—	—	(59,697)	(59,697)
Restricted stock compensation, net of forfeitures	(3)	—	2,661	20	2,681
Income tax benefit of equity compensation	—	—	103	—	103
Stock option compensation expense, net of forfeitures	—	—	612	—	612
Restricted stock grants	245	2	—	—	2
Stock options exercised	258	3	3,835	—	3,838

Balance as of March 31, 2014	116,339	$1,163	$1,729,807	$(231,954)	$1,499,016

The accompanying notes are an integral part of these consolidated financial statements.

CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2013

(UNAUDITED AND AMOUNTS IN THOUSANDS)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Total Stockholders’ Equity
	Shares	Par Value
Balance as of December 31, 2012	100,105	$1,001	$1,146,488	$374,131	$1,521,620
Net income	—	—	—	181,092	181,092
Issuance of common stock	—	—	9	—	9
Retirement of common stock	(143)	(1)	(5,429)	—	(5,430)
Regular dividends declared on common stock ($0.53 per share)	—	—	—	(53,844)	(53,844)
Restricted stock compensation, net of forfeitures	(7)	—	2,202	—	2,202
Income tax benefit of equity compensation	—	—	23	—	23
Stock option compensation expense, net of forfeitures	—	—	1,003	—	1,003
Restricted stock grants	298	3	(3)	—	—
Stock options exercised	849	8	15,219	—	15,227

Balance as of March 31, 2013	101,102	$1,011	$1,159,512	$501,379	$1,661,902

The accompanying notes are an integral part of these consolidated financial statements.

CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

MARCH 31, 2014

1.	ORGANIZATION AND OPERATIONS

Corrections Corporation of America (together with its subsidiaries, the “Company” or “CCA”) is the nation’s largest owner of privatized correctional and detention facilities and one of the largest prison operators in the United States, behind only the federal government and three states. CCA currently owns or controls 52 correctional and detention facilities, and manages an additional 13 facilities owned by its government partners, with a total design capacity of approximately 86,500 beds in 20 states and the District of Columbia.

CCA is a Real Estate Investment Trust (“REIT”) specializing in owning, operating and managing prisons and other correctional facilities and providing inmate residential, community re-entry, and prisoner transportation services for governmental agencies. In addition to providing the fundamental residential services relating to inmates, CCA’s facilities offer a variety of rehabilitation and educational programs, including basic education, faith-based services, life skills and employment training and substance abuse treatment. These services are intended to help reduce recidivism and to prepare inmates for their successful re-entry into society upon their release. CCA also provides or makes available to inmates certain health care (including medical, dental and mental health services), food services, and work and recreational programs.

CCA began operating as a REIT for federal income tax purposes effective January 1, 2013. The Company provides correctional services and conducts other business activities through taxable REIT subsidiaries (“TRSs”). A TRS is a subsidiary of a REIT that is subject to applicable corporate income tax and certain qualification requirements. The Company’s use of TRSs enables CCA to comply with REIT qualification requirements while providing correctional services at facilities it owns and at facilities owned by its government partners and to engage in certain other business operations. A TRS is not subject to the distribution requirements applicable to REITs so it may retain income generated by its operations for reinvestment.

2.	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited interim consolidated financial statements have been prepared by the Company and, in the opinion of management, reflect all normal recurring adjustments necessary for a fair presentation of results for the unaudited interim periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted. The results of operations for the interim period are not necessarily indicative of the results to be obtained for the full fiscal year. Reference is made to the audited financial statements of CCA included in its Annual Report on Form 10-K as of and for the year ended December 31, 2013 filed with the Securities and Exchange Commission (the “SEC”) on February 27, 2014 (File No. 001-16109) (the “2013 Form 10-K”) with respect to certain significant accounting and financial reporting policies as well as other pertinent information of the Company.

Fair Value of Financial Instruments

To meet the reporting requirements of Accounting Standard Codification (“ASC”) 825, “Financial Instruments”, regarding fair value of financial instruments, CCA calculates the estimated fair value of financial instruments using market interest rates and quoted market prices of similar instruments or discounted cash flow techniques with observable Level 1 inputs for publicly traded debt and Level 2 inputs for all other financial instruments, as defined in ASC 820, “Fair Value Measurement”. At March 31, 2014 and December 31, 2013, there were no material differences between the carrying amounts and the estimated fair values of CCA’s financial instruments, other than as follows (in thousands):

	March 31, 2014		December 31, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Investment in direct financing lease	$6,991	$7,966	$7,466	$8,609
Note receivable from APM	$4,875	$9,027	$4,831	$9,006
Debt	$(1,195,000)	$(1,184,750)	$(1,205,000)	$(1,179,375)

3.	GOODWILL

ASC 350, “Intangibles-Goodwill and Other”, establishes accounting and reporting requirements for goodwill and other intangible assets. Goodwill was $16.1 million as of March 31, 2014 and December 31, 2013. This goodwill was established in connection with the acquisition of Correctional Alternatives, Inc. (“CAI”) during the third quarter of 2013, as further described in Note 4, and the acquisitions of two service companies during 2000.

CCA applies Financial Accounting Standards Board’s Accounting Standards Update (“ASU”) 2011-08, which gives companies the option to perform a qualitative assessment that may allow them to skip the annual two-step impairment test. Under the amendments in ASU 2011-08, a company has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. If the two-step impairment test is required, CCA determines the fair value of a reporting unit using a collaboration of various common valuation techniques, including market multiples and discounted cash flows. These impairment tests are required to be performed at least annually. CCA performs its impairment tests during the fourth quarter in connection with CCA’s annual budgeting process. CCA will perform these impairment tests at least annually and whenever circumstances indicate the carrying value of goodwill may not be recoverable.

4.	REAL ESTATE ACTIVATIONS, ACQUISITIONS, DEVELOPMENTS, AND CLOSURES

On July 31, 2013, CCA acquired in a business combination all of the stock of CAI, a privately held San Diego, California community corrections company that specializes in residential re-entry, home detention, and work furlough programs for San Diego County, the Federal Bureau of Prisons, and United States Pretrial and Probation. CCA acquired CAI as a strategic investment in a complementary business that broadens the scope of solutions it provides, from incarceration through release, and supporting its belief in helping inmates successfully transition to society. The consideration paid for CAI consisted of approximately $36.5 million in cash, excluding transaction related expenses of $0.8 million. The purchase price was allocated based on fair value for the assets acquired and the liabilities assumed. In allocating the purchase price, CCA recorded $7.0 million of goodwill, $26.9 million of identifiable intangible assets, $7.9 million of intangible liabilities, $17.7 million of net tangible assets, and $7.2 million of deferred tax liabilities. Several factors gave rise to the goodwill recorded in the acquisition, such as the expected benefit from synergies of the combination and the long-term contracts within a complementary business that broadens the scope of solutions CCA provides. The results of operations for CAI have been included in the Company’s consolidated financial statements from the date of acquisition.

CCA has nine idled facilities that are currently available and being actively marketed to other customers. The following table summarizes each of the idled facilities and their respective carrying values, excluding equipment and other assets that could generally be transferred and used at other facilities CCA owns without significant cost (dollars in thousands):

	Design	Date	Net Carrying Values
Facility	Capacity	Idled	March 31, 2014	December 31, 2013
Shelby Training Center	200	2008	$652	$751
Queensgate Correctional Facility	850	2009	11,717	11,808
Prairie Correctional Facility	1,600	2010	19,086	19,366
Huerfano County Correctional Center	752	2010	19,606	19,800
Diamondback Correctional Facility	2,160	2010	43,891	44,223
Otter Creek Correctional Center	656	2012	24,597	24,805
Houston Educational Facility	650	2012	6,428	6,473
Mineral Wells Pre-Parole Transfer Facility	2,103	2013	17,691	17,856
Marion Adjustment Center	826	2013	13,316	13,429

	9,797		$156,984	$158,511

During the three months ended March 31, 2014 and 2013, CCA incurred approximately $2.5 million and $1.7 million, respectively, in operating expenses during the period such facilities were idle, excluding expenses incurred in connection with the activation of the Diamondback facility, as further described hereafter.

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

In order to retain federal inmate populations CCA currently manages in the 1,154-bed San Diego Correctional Facility, CCA is constructing the Otay Mesa Detention Center in San Diego. The existing San Diego Correctional Facility is subject to a ground lease with the County of San Diego. Under the provisions of the lease, the facility is divided into different premises whereby, pursuant to an amendment to the ground lease executed in January 2010, ownership of the entire facility reverts to the County upon expiration of the lease on December 31, 2015. As of March 31, 2014, CCA has invested approximately $71.3 million in the new facility. CCA has developed plans to build the Otay Mesa Detention Center within a construction timeline that coincides with the expiration of the ground lease with the County of San Diego. CCA plans to offer this new facility to house the existing federal inmate populations at the San Diego Correctional Facility.

In September 2012, CCA announced that it was awarded a new management contract from the Arizona Department of Corrections to house up to 1,000 medium-security inmates at its 1,596-bed Red Rock Correctional Center in Arizona. The new management contract, which commenced in January 2014, contains an initial term of ten years, with two five-year renewal options upon mutual agreement and provides an occupancy guarantee of 90% of the contracted beds, which is expected to be implemented in two phases. The government partner included the occupancy guarantee in its Request For Proposal (“RFP”). CCA received approximately 500 inmates from Arizona during the first quarter of 2014 and expects to receive an additional 500 inmates during the first quarter of 2015. Additionally, the contract provides the state of Arizona an option to purchase the Red Rock facility at any time during the term of the contract, including extension options, based on an amortization schedule starting with the fair market value and decreasing evenly to zero over the twenty-year term. In order to prepare the Red Rock facility to house Arizona inmates under this contract, CCA had capitalized $20.1 million of facility improvements as of March 31, 2014, and expects to incur an additional $0.8 million in the second quarter of 2014 in capital improvements for certain physical plant modifications. The total net book value of the facility is being depreciated over the twenty-year term.

In October 2013, CCA entered into a lease for its 2,304-bed California City Correctional Center with the California Department of Corrections and Rehabilitation (“CDCR”). The lease agreement includes a three-year base term that commenced December 1, 2013, with unlimited two-year renewal options upon mutual agreement. Annual rent during the three-year base term is fixed at $28.5 million. After the three-year base term, the rent will be increased annually by the lesser of CPI (Consumer Price Index) or 2%. CCA will be responsible for repairs and maintenance, property taxes and property insurance, while all other aspects and costs of facility operations will be the responsibility of the CDCR. CCA also provided $10.0 million of tenant allowances and improvements.

In November 2013, CCA announced its decision to re-commence construction of the Trousdale Correctional Center in Trousdale County, Tennessee. CCA suspended construction of this facility in 2009 until it had greater clarity around the timing of a new contract. CCA currently expects the new 2,552-bed facility will house state of Tennessee inmates under an inter-governmental agreement with the county of Trousdale, Tennessee. In October 2013, Trousdale County received notice from the Tennessee Department of Corrections of its intent to partner with the County to develop a new correctional facility to house state of Tennessee inmates. In April 2014, CCA entered into an agreement with Trousdale County whereby CCA agreed to finance, design, build and operate a 2,552-bed facility to meet the responsibilities of a separate intergovernmental agreement between Trousdale County and the state of Tennessee regarding correctional services. CCA expects the agreement between Trousdale County and the state of Tennessee to be completed during the second quarter of 2014. In 2008, CCA purchased land in Trousdale County and began preparing the site for the development of a correctional facility. Total cost of the project is estimated at approximately $140.0 million, including costs invested to date. Construction is expected to be completed in the fourth quarter of 2015.

During the third quarter of 2013, CCA began hiring staff at the Diamondback Correctional Facility in order to reactivate the facility for future operations. CCA’s decision to activate the facility was made as a result of potential need for additional beds by certain state customers. In January 2014, the state of Oklahoma issued a RFP for bed capacity in the state of Oklahoma and anticipated that an award announcement would be made in the second quarter of 2014. While the RFP has not been cancelled, when it became evident the contract would not be awarded and commence in the near-term, CCA made the decision to re-idle the facility.

5.	DISCONTINUED OPERATIONS

In April 2014, the Financial Accounting Standards Board issued ASU 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which changed the criteria for reporting a discontinued operation. Specifically, ASU 2014-08 changed the current definition of “discontinued operations” so that only disposals of components that represent a strategic shift that has (or will have) a major effect on an entity’s operations and financial results qualify for discontinued operations reporting. ASU 2014-08 also expanded the disclosure requirements for discontinued operations and requires new disclosures related to a disposal of an individually significant component of an entity that does not qualify for discontinued operations reporting. ASU 2014-08 is effective for interim and annual periods beginning after December 15, 2014, requires prospective application, and permits early adoption beginning in the first quarter of 2014.

CCA elected to early adopt ASU 2014-08 in the first quarter of 2014. Accordingly, under the guidelines of the new ASU 2014-08, the operations of the Bay Correctional Facility, Graceville Correctional Facility, and the Moore Haven Correctional Facility in Florida were not reported as discontinued operations upon expiration of the contracts effective January 31, 2014, as CCA concluded that the three facilities did not meet the new definition of a discontinued operation and that they were not individually significant components of an entity. However, operations of terminated contracts that previously qualified as discontinued operations before January 1, 2014 will continue to be reported as such in the respective prior periods.

During the second quarter of 2013, CCA announced that the Texas Department of Criminal Justice elected not to renew its contract for the 2,216-bed managed-only Dawson State Jail in Dallas, Texas due to a legislative budget reduction. As a result, upon expiration of the contract in August 2013, CCA ceased operations of the Dawson State Jail. During the second quarter of 2013, CCA also received notification that it was not selected for the continued management of the 1,000-bed managed-only Wilkinson County Correctional Facility in Woodville, Mississippi at the end of the contract on June 30, 2013. There were no results of operations during the first quarter of 2014 at these two facilities.

The following table summarizes the results of operations for these facilities for the three months ended March 31, 2013 (in thousands):

For the Three Months Ended March 31, 2013
REVENUE:
Managed-only	$9,001

9,001

EXPENSES:
Managed-only	9,308
Depreciation and amortization	253

9,561
LOSS FROM DISCONTINUED OPERATIONS BEFORE INCOME TAXES	(560)
Income tax benefit	205

LOSS FROM DISCONTINUED OPERATIONS, NET OF TAXES	$(355)

There were $6,000 of current assets and $0.4 million of accounts payable and accrued expenses associated with discontinued operations as of March 31, 2014. There were $15,000 of current assets and $0.9 million of accounts payable and accrued expenses associated with discontinued operations as of December 31, 2013.

6.	DEBT

Debt outstanding as of March 31, 2014 and December 31, 2013 consists of the following (in thousands):

	March 31, 2014	December 31, 2013
Revolving Credit Facility, principal due at maturity in December 2017; interest payable periodically at variable interest rates. The weighted average rate at March 31, 2014 and December 31, 2013 was 1.9% and 1.7%, respectively.	$520,000	$530,000
4.625% Senior Notes, principal due at maturity in May 2023; interest payable semi-annually in May and November at 4.625%.	350,000	350,000
4.125% Senior Notes, principal due at maturity in April 2020; interest payable semi-annually in April and October at 4.125%.	325,000	325,000

	$1,195,000	$1,205,000

Revolving Credit Facility. During March 2013, CCA entered into an amended and restated $900.0 million senior secured revolving credit facility (the “$900.0 Million Revolving Credit Facility”). In addition to replacing the previous $785.0 million revolving credit facility, the amendment extended the maturity by one year to December 2017, and provided covenant flexibility to operate as a REIT. CCA capitalized $2.7 million of costs associated with the amendment.

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

Based on CCA’s current leverage ratio, loans under the $900.0 Million Revolving Credit Facility currently bear interest at the base rate plus a margin of 0.75% or at LIBOR plus a margin of 1.75%, and a commitment fee equal to 0.35% of the unfunded balance. The $900.0 Million Revolving Credit Facility also has a $50.0 million sublimit for the issuance of standby letters of credit. As of March 31, 2014, CCA had $520.0 million in borrowings under the $900.0 Million Revolving Credit Facility as well as $24.9 million in letters of credit outstanding resulting in $355.1 million available under the $900.0 Million Revolving Credit Facility.

The $900.0 Million Revolving Credit Facility is secured by a pledge of all of the capital stock of CCA’s domestic subsidiaries, 65% of the capital stock of CCA’s foreign subsidiaries, all of CCA’s accounts receivable, and all of CCA’s deposit accounts. The $900.0 Million Revolving Credit Facility requires CCA to meet certain financial covenants, including, without limitation, a maximum total leverage ratio, a maximum secured leverage ratio, and a minimum fixed charge coverage ratio. As of March 31, 2014, CCA was in compliance with all such covenants. In addition, the $900.0 Million Revolving Credit Facility contains certain covenants that, among other things, limit the incurrence of additional indebtedness, acquisitions and other investments, payment of dividends and other customary restricted payments, transactions with affiliates, asset sales, mergers and consolidations, liquidations, prepayments and modifications of other indebtedness, liens and other encumbrances and other matters customarily restricted in such agreements. In addition, the $900.0 Million Revolving Credit Facility is subject to certain cross-default provisions with terms of CCA’s other indebtedness, and is subject to acceleration upon the occurrence of a change control.

Senior Notes. Interest on the $325.0 million aggregate principal amount of CCA’s 4.125% senior notes issued in April 2013 (the “4.125% Senior Notes”) accrues at the stated rate and is payable in April and October of each year. The 4.125% Senior Notes are scheduled to mature on April 1, 2020. Interest on the $350.0 million aggregate principal amount of CCA’s 4.625% senior notes issued in April 2013 (the “4.625%

Senior Notes”) accrues at the stated rate and is payable in May and November of each year. The 4.625% Senior Notes are scheduled to mature on May 1, 2023. The 4.125% Senior Notes and the 4.625% Senior Notes, collectively referred to herein as the “Senior Notes”, are senior unsecured obligations of the Company and are guaranteed by all of the Company’s subsidiaries that guarantee the $900.0 Million Revolving Credit Facility. CCA may redeem all or part of the Senior Notes at any time prior to three months before their respective maturity date at a “make-whole” redemption price, plus accrued and unpaid interest thereon to, but not including, the redemption date. Thereafter, the Senior Notes are redeemable at CCA’s option, in whole or in part, at a redemption price equal to 100% of the aggregate principal amount of the notes to be redeemed plus accrued and unpaid interest thereon to, but not including, the redemption date.

7.	STOCKHOLDERS’ EQUITY

Dividends on Common Stock

During 2013 and the first quarter of 2014, CCA’s Board of Directors declared the following quarterly dividends on its common stock:

Declaration Date	Record Date	Payable Date	Per Share
February 22, 2013	April 3, 2013	April 15, 2013	$0.53
May 16, 2013	July 3, 2013	July 15, 2013	$0.48
August 16, 2013	October 2, 2013	October 15, 2013	$0.48
December 12, 2013	January 2, 2014	January 15, 2014	$0.48
February 20, 2014	April 2, 2014	April 15, 2014	$0.51

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

Stock Options

In the first quarter of 2014 and during 2013, CCA elected not to issue stock options to its non-employee directors, officers, and executive officers as it had in years prior to 2013 and instead elected to issue all of its equity compensation in the form of restricted common stock and common stock units as described below. However, CCA continues to recognize stock option expense during the vesting period of stock options awarded in prior years. During the three months ended March 31, 2014 and 2013, CCA expensed $0.6 million and $1.0 million, respectively, net of estimated forfeitures, relating to its outstanding stock options, all of which was charged to general and administrative expenses. As of March 31, 2014, options to purchase 2.3 million shares of common stock were outstanding with a weighted average exercise price of $19.80.

Restricted Stock and Restricted Stock Units

During the first quarter of 2014, CCA issued 523,000 shares of restricted common stock units (“RSUs”) to certain of its employees and non-employee directors, with an aggregate fair value of $16.9 million, including 453,000 RSUs to employees and non-employee directors whose compensation is charged to general and administrative expenses and 70,000 RSUs to employees whose compensation is charged to operating expense. During 2013, CCA issued 423,000 shares of restricted common stock and RSUs to certain of its employees and non-employee directors, with an aggregate fair value of $15.6 million, including 378,000 restricted shares or RSUs to employees and non-employee directors whose compensation is charged to general and administrative expense and 45,000 restricted shares to employees whose compensation is charged to operating expense.

CCA established performance-based vesting conditions on the shares of restricted common stock and RSUs awarded to its officers and executive officers in 2014 and in years prior to 2013. Unless earlier vested under the terms of the agreements, shares or RSUs issued to officers and executive officers in these years are subject to vesting over a three-year period based upon the satisfaction of certain performance criteria. No more than one-third of such shares or RSUs may vest in the first performance period; however, the performance criteria are cumulative for the three-year period. With respect to the RSUs issued in 2013 to officers and executive officers, unless earlier vested under the terms of the RSU agreement, the RSUs issued vest evenly over a three-year period and are not subject to performance-based criteria. Unless earlier vested under the terms of the agreements, shares of restricted stock issued to other employees “cliff” vest on the third anniversary of the award, while RSUs issued to non-employee directors vest approximately one year from the date of award.

During the three months ended March 31, 2014, CCA expensed $2.7 million, net of forfeitures, relating to restricted common stock and RSUs ($0.3 million of which was recorded in operating expenses and $2.4 million of which was recorded in general and administrative expenses). During the three months ended March 31, 2013, CCA expensed $2.2 million, net of forfeitures, relating to restricted common stock and RSUs ($0.3 million of which was recorded in operating expenses and $1.9 million of which was recorded in general and administrative expenses). As of March 31, 2014, approximately 1.0 million shares of restricted common stock and RSUs remained outstanding and subject to vesting.

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

A reconciliation of the numerator and denominator of the basic earnings per share computation to the numerator and denominator of the diluted earnings per share computation is as follows (in thousands, except per share data):

	For the Three Months Ended March 31,
	2014	2013
NUMERATOR
Basic:
Income from continuing operations	$51,738	$181,447
Loss from discontinued operations, net of taxes	—	(355)

Net income	$51,738	$181,092

Diluted:
Income from continuing operations	$51,738	$181,447
Loss from discontinued operations, net of taxes	—	(355)

Diluted net income	$51,738	$181,092

DENOMINATOR
Basic:
Weighted average common shares outstanding	115,773	100,070

Diluted:
Weighted average common shares outstanding	115,773	100,070
Effect of dilutive securities:
Stock options	963	1,556
Restricted stock-based compensation	224	209

Weighted average shares and assumed conversions	116,960	101,835

BASIC EARNINGS PER SHARE:
Income from continuing operations	$0.45	$1.81
Loss from discontinued operations, net of taxes	—	—

Net income	$0.45	$1.81

DILUTED EARNINGS PER SHARE:
Income from continuing operations	$0.44	$1.78
Loss from discontinued operations, net of taxes	—	—

Net income	$0.44	$1.78

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

Approximately 15,900 and 13,500 stock options were excluded from the computations of diluted earnings per share for the three months ended March 31, 2014 and 2013, respectively, because they were anti-dilutive.

9.	COMMITMENTS AND CONTINGENCIES

Legal Proceedings

The nature of CCA’s business results in claims and litigation alleging that it is liable for damages arising from the conduct of its employees, inmates or others. The nature of such claims includes, but is not limited to, claims arising from employee or inmate misconduct, medical malpractice, employment matters, property loss, contractual claims, including claims regarding compliance with contract performance requirements, and personal injury or other damages resulting from contact with CCA’s facilities, personnel or prisoners, including damages arising from a prisoner’s escape or from a disturbance at a facility. In February 2014, CCA reached an agreement to pay $1.0 million in compensation to the state of Idaho regarding contractual disputes related to staffing at the Idaho Correctional Center. In addition, CCA was notified that an investigation by the FBI was being undertaken and CCA received additional inquiries from other government partners concerning matters related to the Idaho Correctional Center. CCA maintains insurance to cover many of these claims, which may mitigate the risk that any single claim would have a material effect on CCA’s consolidated financial position, results of operations, or cash flows, provided the claim is one for which coverage is available. The combination of self-insured retentions and deductible amounts means that, in the aggregate, CCA is subject to substantial self-insurance risk.

CCA records litigation reserves related to certain matters for which it is probable that a loss has been incurred and the range of such loss can be estimated. Based upon management’s review of the potential claims and outstanding litigation and based upon management’s experience and history of estimating losses, and taking into consideration CCA’s self-insured retention amounts, management believes a loss in excess of amounts already recognized would not be material to CCA’s financial statements. In the opinion of management, there are no pending legal proceedings that would have a material effect on CCA’s consolidated financial position, results of operations, or cash flows. Any receivable for insurance recoveries is recorded separately from the corresponding litigation reserve, and only if recovery is determined to be probable. Adversarial proceedings and litigation are, however, subject to inherent uncertainties, and unfavorable decisions and rulings resulting from legal proceedings or from the investigation or inquiries described above, could occur which could have a material adverse impact on CCA’s consolidated financial position, results of operations, or cash flows for the period in which such decisions or rulings occur, or future periods. Expenses associated with legal proceedings may also fluctuate from quarter to quarter based on changes in CCA’s assumptions, new developments, or by the effectiveness of CCA’s litigation and settlement strategies.

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

In connection with the issuance of the revenue bonds, CCA is obligated, under a debt service deficit agreement, to pay the trustee of the bond’s trust indenture (the “Trustee”) amounts necessary to pay any debt service deficits consisting of principal and interest requirements (outstanding principal balance of $23.9 million at March 31, 2014 plus future interest payments). In the event the state of Tennessee, which is currently utilizing the facility to house certain inmates, exercises its option to purchase the correctional facility, CCA is also obligated to pay the difference between principal and interest owed on the bonds on the date set for the redemption of the bonds and amounts paid by the state of Tennessee for the facility plus all other funds on deposit with the Trustee and available for redemption of the bonds. Ownership of the facility reverts to the state of Tennessee in 2017 at no cost. Therefore, CCA does not currently believe the state of Tennessee will exercise its option to purchase the facility. At March 31, 2014, the outstanding principal balance of the bonds exceeded the purchase price option by $9.4 million.

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

Deferred income taxes reflect the available net operating losses and the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. As a result of CCA’s election to be taxed as a REIT effective January 1, 2013, during the first quarter of 2013 CCA recorded a net tax benefit of $137.7 million for the revaluation of certain deferred tax assets and liabilities and other income taxes associated with the REIT conversion based on the revised tax structure.

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

CCA recorded an income tax expense of $1.4 million and an income tax benefit of $134.4 million for the three months ended March 31, 2014 and 2013, respectively. The income tax benefit in 2013 is primarily a result of the aforementioned revaluation of deferred tax assets and liabilities during the first quarter of 2013 associated with the election to be taxed as a REIT effective January 1, 2013. As a REIT, CCA is entitled to a deduction for dividends paid, resulting in a substantial reduction in the amount of federal income tax expense it recognizes. Substantially all of CCA’s income tax expense will be incurred based on the earnings generated by its TRSs.

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

CCA had no liabilities recorded for uncertain tax positions as of March 31, 2014. CCA recognizes interest and penalties related to unrecognized tax positions in income tax expense. CCA does not currently anticipate that the total amount of unrecognized tax positions will significantly increase or decrease in the next twelve months.

11.	SEGMENT REPORTING

As of March 31, 2014, CCA owned and managed 49 correctional and detention facilities, and managed 13 correctional and detention facilities it did not own. In addition, CCA owned three facilities that it leased to third-party operators. Management views CCA’s operating results in two reportable segments: (1) owned and managed correctional and detention facilities and (2) managed-only correctional and detention facilities. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies in the notes to consolidated financial statements included in CCA’s 2013 Form 10-K. Owned and managed facilities include the operating results of those facilities placed into service that were owned or controlled via a long-term lease and managed by CCA. Managed-only facilities include the operating results of those facilities owned by a third party and managed by CCA. CCA measures the operating performance of each facility within the above two reportable segments, without differentiation, based on facility net operating income. CCA defines facility net operating income as a facility’s operating income or loss from operations before interest, taxes, asset impairments, depreciation, and amortization. Since each of CCA’s facilities within the two reportable segments exhibit similar economic characteristics, provide similar services to governmental agencies, and operate under a similar set of operating procedures and regulatory guidelines, the facilities within the identified segments have been aggregated and reported as one reportable segment.

The revenue and facility net operating income for the reportable segments and a reconciliation to CCA’s operating income is as follows for the three months ended March 31, 2014 and 2013 (in thousands):

	For the Three Months Ended March 31,
	2014	2013
Revenue:
Owned and managed	$334,912	$341,493
Managed-only	64,003	74,312

Total management revenue	398,915	415,805

Operating expenses:
Owned and managed	227,648	229,255
Managed-only	58,445	64,742

Total operating expenses	286,093	293,997

Facility net operating income
Owned and managed	107,264	112,238
Managed-only	5,558	9,570

Total facility net operating income	112,822	121,808

Other revenue (expense):
Rental and other revenue	5,307	918
Other operating expense	(1,287)	(4,225)
General and administrative expense	(25,392)	(31,232)
Depreciation and amortization	(28,384)	(27,377)

Operating income	$63,066	$59,892

The following table summarizes capital expenditures for the reportable segments for the three months ended March 31, 2014 and 2013 (amounts in thousands):

	For the Three Months Ended March 31,
	2014	2013
Capital expenditures:
Owned and managed	$25,620	$8,319
Managed-only	632	668
Corporate and other	1,032	1,530
Discontinued operations	—	286

Total capital expenditures	$27,284	$10,803

The assets for the reportable segments are as follows (amounts in thousands):

	March 31, 2014	December 31, 2013
Assets:
Owned and managed	$2,566,164	$2,694,293
Managed-only	74,031	81,551
Corporate and other	329,057	231,566
Discontinued operations	6	15

Total assets	$2,969,258	$3,007,425

12.	CONDENSED CONSOLIDATING FINANCIAL STATEMENTS OF THE COMPANY AND SUBSIDIARIES

The following condensed consolidating financial statements of the Company and subsidiaries have been prepared pursuant to Rule 3-10 of Regulation S-X. These condensed consolidating financial statements have been prepared from CCA’s financial information on the same basis of accounting as the consolidated financial statements. On December 31, 2012 CCA transferred certain real estate assets and contracts from certain of its subsidiaries to the Company (as the parent company). Accordingly, the Company (as the parent corporation to its subsidiaries) which heretofore had no independent assets or operations (as defined under Rule 3-10(f) of Regulation S-X) maintains its own independent assets as of March 31, 2014 and December 31, 2013.

CONDENSED CONSOLIDATING BALANCE SHEET

As of March 31, 2014

(in thousands)

	Parent	Combined Subsidiary Guarantors	Consolidating Adjustments and Other	Total Consolidated Amounts
ASSETS
Cash and cash equivalents	$28,205	$24,476	$—	$52,681
Accounts receivable, net of allowance	201,463	183,833	(145,996)	239,300
Current deferred tax assets	3	7,806	—	7,809
Prepaid expenses and other current assets	4,127	24,114	(9,521)	18,720
Current assets of discontinued operations	—	6	—	6

Total current assets	233,798	240,235	(155,517)	318,516
Property and equipment, net	2,453,401	90,069	—	2,543,470
Restricted cash	1,016	4,574	—	5,590
Investment in direct financing lease	4,936	—	—	4,936
Goodwill	—	16,110	—	16,110
Non-current deferred tax assets	—	6,069	(564)	5,505
Other assets	245,288	45,584	(215,741)	75,131

Total assets	$2,938,439	$402,641	$(371,822)	$2,969,258

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued expenses	$242,846	$139,677	$(155,482)	$227,041
Income taxes payable	3	1,856	—	1,859
Current liabilities of discontinued operations	—	388	—	388

Total current liabilities	242,849	141,921	(155,482)	229,288
Long-term debt	1,195,000	115,000	(115,000)	1,195,000
Deferred tax liabilities	564	—	(564)	—
Other liabilities	1,010	44,944	—	45,954

Total liabilities	1,439,423	301,865	(271,046)	1,470,242

Total stockholders’ equity	1,499,016	100,776	(100,776)	1,499,016

Total liabilities and stockholders’ equity	$2,938,439	$402,641	$(371,822)	$2,969,258

CONDENSED CONSOLIDATING BALANCE SHEET

As of December 31, 2013

(in thousands)

	Parent	Combined Subsidiary Guarantors	Consolidating Adjustments and Other	Total Consolidated Amounts
ASSETS
Cash and cash equivalents	$31,647	$46,262	$—	$77,909
Accounts receivable, net of allowance	203,018	178,894	(136,955)	244,957
Current deferred tax assets	2	9,239	—	9,241
Prepaid expenses and other current assets	7,580	22,856	(9,824)	20,612
Current assets of discontinued operations	—	15	—	15

Total current assets	242,247	257,266	(146,779)	352,734
Property and equipment, net	2,450,028	96,585	—	2,546,613
Restricted cash	1,016	4,573	—	5,589
Investment in direct financing lease	5,473	—	—	5,473
Goodwill	—	16,110	—	16,110
Non-current deferred tax assets	—	3,633	(555)	3,078
Other assets	245,028	45,149	(212,349)	77,828

Total assets	$2,943,792	$423,316	$(359,683)	$3,007,425

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued expenses	$234,277	$164,745	$(146,745)	$252,277
Income taxes payable	—	1,243	—	1,243
Current liabilities of discontinued operations	—	886	—	886

Total current liabilities	234,277	166,874	(146,745)	254,406
Long-term debt	1,205,000	115,000	(115,000)	1,205,000
Deferred tax liabilities	555	—	(555)	—
Other liabilities	1,453	44,059	—	45,512

Total liabilities	1,441,285	325,933	(262,300)	1,504,918

Total stockholders’ equity	1,502,507	97,383	(97,383)	1,502,507

Total liabilities and stockholders’ equity	$2,943,792	$423,316	$(359,683)	$3,007,425

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the three months ended March 31, 2014

(in thousands)

	Parent	Combined Subsidiary Guarantors	Consolidating Adjustments and Other	Total Consolidated Amounts
REVENUES	$306,248	$311,247	$(213,273)	$404,222

EXPENSES:
Operating	219,705	280,948	(213,273)	287,380
General and administrative	8,676	16,716	—	25,392
Depreciation and amortization	19,769	8,615	—	28,384

	248,150	306,279	(213,273)	341,156

OPERATING INCOME	58,098	4,968	—	63,066

OTHER (INCOME) EXPENSE:
Interest expense, net	8,602	1,746	—	10,348
Other (income) expense	(38)	(79)	(270)	(387)

	8,564	1,667	(270)	9,961

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	49,534	3,301	270	53,105
Income tax expense	(220)	(1,147)	—	(1,367)

INCOME FROM CONTINUING OPERATIONS	49,314	2,154	270	51,738
Income from equity in subsidiaries	2,424	—	(2,424)	—

NET INCOME	$51,738	$2,154	$(2,154)	$51,738

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the three months ended March 31, 2013

(in thousands)

	Parent	Combined Subsidiary Guarantors	Consolidating Adjustments and Other	Total Consolidated Amounts
REVENUES	$313,437	$332,993	$(229,707)	$416,723

EXPENSES:
Operating	234,660	293,269	(229,707)	298,222
General and administrative	9,609	21,623	—	31,232
Depreciation and amortization	18,651	8,726	—	27,377

	262,920	323,618	(229,707)	356,831

OPERATING INCOME	50,517	9,375	—	59,892

OTHER (INCOME) EXPENSE:
Interest expense, net	10,095	2,471	—	12,566
Expenses associated with debt refinancing transactions	177	48	—	225
Other (income) expense	321	(201)	(19)	101

	10,593	2,318	(19)	12,892

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	39,924	7,057	19	47,000
Income tax benefit (expense)	138,211	(3,764)	—	134,447

INCOME FROM CONTINUING OPERATIONS	178,135	3,293	19	181,447
Income from equity in subsidiaries	2,957	—	(2,957)	—
Loss from discontinued operations, net of taxes	—	(355)	—	(355)

NET INCOME	$181,092	$2,938	$(2,938)	$181,092

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the three months ended March 31, 2014

(in thousands)

	Parent	Combined Subsidiary Guarantors	Consolidating Adjustments And Other	Total Consolidated Amounts
Net cash provided by (used in) operating activities	$86,628	$(20,046)	$—	$66,582
Net cash used in investing activities	(24,008)	(2,718)	—	(26,726)
Net cash provided by (used in) financing activities	(66,062)	968	—	(65,094)

Net decrease in cash and cash equivalents	(3,442)	(21,796)	—	(25,238)
CASH AND CASH EQUIVALENTS, beginning of period	31,647	46,272	—	77,919

CASH AND CASH EQUIVALENTS, end of period	$28,205	$24,476	$—	$52,681

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the three months ended March 31, 2013

(in thousands)

	Parent	Combined Subsidiary Guarantors	Consolidating Adjustments And Other	Total Consolidated Amounts
Net cash provided by (used in) operating activities	$(123,998)	$220,853	$—	$96,855
Net cash used in investing activities	(8,149)	(3,506)	—	(11,655)
Net cash provided by (used in) financing activities	159,905	(247,672)	—	(87,767)

Net increase (decrease) in cash and cash equivalents	27,758	(30,325)	—	(2,567)
CASH AND CASH EQUIVALENTS, beginning of period	—	62,897	—	62,897

CASH AND CASH EQUIVALENTS, end of period	$27,758	$32,572	$—	$60,330

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

This quarterly report on Form 10-Q contains statements as to our beliefs and expectations of the outcome of future events that are forward-looking statements as defined within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of current or historical fact contained herein, including statements regarding our future financial position, business strategy, budgets, projected costs and plans, and objectives of management for future operations, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “estimate,” “expect,” “intend,” “may,” “plan,” “projects,” “will,” and similar expressions, as they relate to us, are intended to identify forward-looking statements. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from the statements made. These include, but are not limited to, the risks and uncertainties associated with:

•	general economic and market conditions, including the impact governmental budgets can have on our per diem rates and occupancy;

•	fluctuations in operating results because of, among other things, changes in occupancy levels, competition, increases in costs of operations, fluctuations in interest rates, and risks of operations;

•	changes in the privatization of the corrections and detention industry and the public acceptance of our services;

•	our ability to obtain and maintain correctional facility management contracts, including as the result of sufficient governmental appropriations, inmate disturbances, and the timing of the opening of new facilities and the commencement of new management contracts as well as our ability to utilize current available beds and new capacity as development and expansion projects are completed;

•	increases in costs to develop or expand correctional facilities that exceed original estimates, or the inability to complete such projects on schedule as a result of various factors, many of which are beyond our control, such as weather, labor conditions, and material shortages, resulting in increased construction costs;

•	changes in government policy and in legislation and regulation of the corrections and detention industry that adversely affect our business, including, but not limited to, the impact of a government shutdown, California’s utilization of out-of-state private correctional capacity, and the impact of any changes to immigration reform and sentencing laws (Our policy prohibits us from engaging in lobbying or advocacy efforts that would influence enforcement efforts, parole standards, criminal laws, and sentencing policies.);

•	our ability to meet and maintain qualification for taxation as a real estate investment trust (“REIT”); and

•	the availability of debt and equity financing on terms that are favorable to us.

Any or all of our forward-looking statements in this quarterly report may turn out to be inaccurate. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy, and financial needs.

Our statements can be affected by inaccurate assumptions we might make or by known or unknown risks, uncertainties and assumptions, including the risks, uncertainties, and assumptions described in “Risk Factors” disclosed in detail in the 2013 Form 10-K and in other reports we file with the Securities and Exchange Commission (the “SEC”) from time to time. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly revise these forward-looking statements to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements contained in this report and in the 2013 Form 10-K.

OVERVIEW

The Company

We currently own or control 52 correctional and detention facilities and manage an additional 13 facilities owned by our government partners, with a total design capacity of approximately 86,500 beds in 20 states and the District of Columbia. We are a Real Estate Investment Trust (“REIT”) specializing in owning, operating, and managing prisons and other correctional facilities and providing inmate residential, community re-entry, and prisoner transportation services for governmental agencies. In addition to providing the fundamental residential services relating to inmates, our facilities offer a variety of rehabilitation and educational programs, including basic education, faith-based services, life skills and employment training and substance abuse treatment. These services are intended to reduce recidivism and to prepare inmates for their successful re-entry into society upon their release. We also provide or make available to inmates certain health care (including medical, dental and mental health services), food services and work and recreational programs.

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

We began operating as a REIT for federal income tax purposes effective January 1, 2013. We provide correctional services and conduct other operations through taxable REIT subsidiaries (“TRSs”). A TRS is a subsidiary of a REIT that is subject to applicable corporate income tax and certain qualification requirements. Our use of TRSs enables us to comply with REIT qualification requirements while providing correctional services at facilities we own and at facilities owned by our government partners and to engage in certain other operations. A TRS is not subject to the distribution requirements applicable to REITs so it may retain income generated by its operations for reinvestment.

As a REIT, we generally are not subject to federal income taxes on our REIT taxable income and gains that we distribute to our stockholders, including the income derived from providing prison bed capacity and dividends we earn from our TRSs’ provision of correctional services to our government partners. However, our TRSs will be required to pay income taxes on their earnings at regular corporate income tax rates.

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

CRITICAL ACCOUNTING POLICIES

The consolidated financial statements in this report are prepared in conformity with U.S. generally accepted accounting principles. As such, we are required to make certain estimates, judgments, and assumptions that we believe are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. A summary of our significant accounting policies is described in our 2013 Form 10-K. The significant accounting policies and estimates which we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following:

Asset impairments. The primary risk we face for asset impairment charges, excluding goodwill, is associated with correctional facilities we own. As of March 31, 2014, we had $2.5 billion in total property and equipment, including $157.0 million in long-lived assets, excluding equipment, at nine idled facilities. The impairment analyses we performed for each of these facilities excluded the net book value of equipment, as a substantial portion of the equipment is transferrable to other company-owned facilities without significant cost. From the date each facility became idle, the idled facilities incurred combined operating expenses of $2.5 million and $1.7 million for the three months ended March 31, 2014 and 2013, respectively. The 2014 amount excludes expenses incurred in connection with the activation of the Diamondback Correctional Facility which began in the third quarter of 2013, as further described hereafter.

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

Goodwill impairments. As of March 31, 2014, we had $16.1 million of goodwill related to certain of our managed-only facilities, a facility we lease, and related to our acquisition of Correctional Alternatives, Inc. (“CAI”) in the third quarter of 2013. We evaluate the carrying value of goodwill during the fourth quarter of each year, in connection with our annual budgeting process, and whenever circumstances indicate the carrying value of goodwill may not be recoverable. Such circumstances primarily include, but are not limited to, the termination of a management contract or a significant decrease in inmate populations within a reporting unit.

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

Self-funded insurance reserves. As of March 31, 2014, we had $33.7 million in accrued liabilities for employee health, workers’ compensation, and automobile insurance claims. We are significantly self-insured for employee health, workers’ compensation, and automobile liability insurance claims. As such, our insurance expense is largely dependent on claims experience and our ability to control our claims. We have consistently accrued the estimated liability for employee health insurance claims based on our history of claims experience and the estimated time lag between the incident date and the date we pay the claims. We have accrued the estimated liability for workers’ compensation claims based on an actuarial valuation of the outstanding liabilities, discounted to the net present value of the outstanding liabilities, using a combination of actuarial methods used to project ultimate losses, and our automobile insurance claims based on estimated development factors on claims incurred. The liability for employee health, workers’ compensation, and automobile insurance includes estimates for both claims incurred and for claims incurred but not reported. These estimates could change in the future. It is possible that future cash flows and results of operations could be materially affected by changes in our assumptions, new developments, or by the effectiveness of our strategies.

Legal reserves. As of March 31, 2014, we had $6.6 million in accrued liabilities related to certain legal proceedings in which we are involved. We have accrued our best estimate of the probable costs for the resolution of these claims based on a range of potential outcomes. In addition, we are subject to current and potential future legal proceedings for which little or no accrual has been reflected because our current assessment of the potential exposure is nominal. These estimates have been developed in consultation with our General Counsel’s office and, as appropriate, outside counsel handling these matters, and are based upon an analysis of potential results, assuming a combination of litigation and settlement strategies. It is possible that future cash flows and results of operations could be materially affected by changes in our assumptions, new developments, or by the effectiveness of our strategies.

RESULTS OF OPERATIONS

Our results of operations are impacted by the number of facilities we owned and managed, the number of facilities we managed but did not own, the number of facilities we leased to other operators, and the facilities we owned that were not in operation. The following table sets forth the changes in the number of facilities operated for the periods presented:

	Effective Date	Owned and Managed	Managed Only	Leased	Total
Facilities as of December 31, 2012		47	20	2	69

Reclassification of Elizabeth Detention Center as owned and managed from managed-only	January 2013	1	(1)	—	—
Reclassification of North Georgia Detention Center as owned and managed from managed-only	January 2013	1	(1)	—	—
Termination of the management contract for the Wilkinson County Correctional Facility	June 2013	—	(1)	—	(1)
Acquisition of CAI	July 2013	2	—	—	2
Termination of the management contract for the Dawson State Jail	August 2013	—	(1)	—	(1)
Assignment of the contract at the Bridgeport Pre-Parole Transfer Facility	September 2013	(1)	—	1	—
Lease of the California City Correctional Center	December 2013	(1)	—	1	—

Facilities as of December 31, 2013		49	16	4	69

Reclassification of Houston Educational Facility as owned and managed from leased	January 2014	1	—	(1)	—
Termination of the management contracts for the Bay, Graceville and Moore Haven Correctional Facilities	January 2014	—	(3)	—	(3)
Termination of the contract at the North Georgia Detention Center	February 2014	(1)	—	—	(1)

Facilities as of March 31, 2014		49	13	3	65

Three Months Ended March 31, 2014 Compared to the Three Months Ended March 31, 2013

Net income was $51.7 million, or $0.44 per diluted share, for the three months ended March 31, 2014, compared with net income of $181.1 million, or $1.78 per diluted share, for the three months ended March 31, 2013. Net income was favorably impacted during the first quarter of 2013 by the income tax benefit of $137.7 million, or $1.35 per diluted share, due to the revaluation of certain deferred tax assets and liabilities and other income taxes associated with the REIT conversion effective January 1, 2013. Net income was negatively impacted during the first quarter of 2013 by $7.7 million, net of taxes, or $0.08 per diluted share, for expenses associated with the REIT conversion as well as third party fees and expenses associated with debt refinancing transactions, as further described hereafter. When compared with the first quarter of 2013, per share results during the first quarter of 2014 were negatively impacted by the issuance of 13.9 million shares of common stock in connection with the payment of a special dividend on May 20, 2013.

Facility Operations

A key performance indicator we use to measure the revenue and expenses associated with the operation of the facilities we own or manage is expressed in terms of a compensated man-day, which represents the revenue we generate and expenses we incur for one inmate for one calendar day. Revenue and expenses per compensated man-day are computed by dividing facility revenue and expenses by the total number of compensated man-days during the period. A compensated man-day represents a calendar day for which we are paid for the occupancy of an inmate. We believe the measurement is useful because we are compensated for operating and managing facilities at an inmate per-diem rate based upon actual or minimum guaranteed occupancy levels. We also measure our ability to contain costs on a per-compensated man-day basis, which is largely dependent upon the number of inmates we accommodate. Further, per compensated man-day measurements are also used to estimate our potential profitability based on certain occupancy levels relative to design capacity. Revenue and expenses per compensated man-day for all of the facilities placed into service that we owned or managed, exclusive of those discontinued (see further discussion below regarding discontinued operations), were as follows for the three months ended March 31, 2014 and 2013:

	For the Three Months Ended March 31,
	2014	2013
Revenue per compensated man-day	$61.82	$60.54
Operating expenses per compensated man-day:
Fixed expense	33.07	32.76
Variable expense	11.03	10.05

Total	44.10	42.81

Operating income per compensated man-day	$17.72	$17.73

Operating margin	28.7%	29.3%

Average compensated occupancy	84.3%	85.5%

Average available beds	85,001	89,281

Average compensated population	71,698	76,310

The calculations of expenses per compensated man-day exclude expenses incurred during the first quarter of 2014 for the Diamondback facility because of the distorted impact they have on the statistics. The Diamondback expenses were incurred in connection with the activation of the facility in anticipation of a new contract. As further described hereafter, in April 2014, we made the decision to once again idle the facility in the absence of a definitive contract.

Revenue

Total revenue decreased to $404.2 million during the first quarter of 2014 from $416.7 million during the first quarter of 2013. Total revenue consists of revenue we generate in the operation and management of correctional and detention facilities, as well as rental revenue generated from facilities we lease to third-party operators, and from our inmate transportation subsidiary.

Total revenue associated with the operation and management of correctional and detention facilities decreased by $16.9 million, or 4.1%, during the first quarter of 2014 compared with the first quarter of 2013. This reduction consisted of a decrease in revenue of approximately $25.1 million caused by a decrease in the average daily compensated population during the first quarter of 2014, partially offset by an increase of 2.1% in average revenue per compensated man-day.

Average daily compensated population decreased 4,612 from 76,310 during the three months ended March 31, 2013 to 71,698 during the three months ended March 31, 2014. The decline in average compensated population primarily resulted from the expiration of our contracts at the Bay Correctional Facility, Graceville Correctional Facility, and Moore Haven Correctional Facility, collectively referred to herein as the “Three Florida Facilities”, after the Florida Department of Management Services (“DMS”) awarded the management of these contracts to another operator effective January 31, 2014. In addition, the decline in average compensated population resulted from the idling of our 2,103-bed Mineral Wells facility in the third quarter of 2013 after the Texas Department of Criminal Justice (“TDCJ”) elected not to renew its contract with us. Combined, these four facilities generated net operating losses, or the operating losses from operations before interest, taxes, asset impairments, and depreciation and amortization, of $0.2 million and net operating income of $1.7 million for the three months ended March 31, 2014 and 2013, respectively. The decline in average compensated population also resulted from the transition of California inmates out of our Red Rock facility during the fourth quarter of 2013 in order to prepare for the receipt of inmates under our new contract with the state of Arizona, as further described herein.

Business from our federal customers, including primarily the Federal Bureau of Prisons (“BOP”), the United States Marshals Service (“USMS”), and U.S. Immigration and Customs Enforcement (“ICE”) continues to be a significant component of our business. Our federal customers generated approximately 42% and 43% of our total revenue for the three months ended March 31, 2014 and 2013, respectively, decreasing 4.3%, from $178.2 million during the three months ended March 31, 2013 to $170.5 million during the three months ended March 31, 2014. The reduction primarily resulted from the transition of our California City facility, which housed USMS inmates during the first quarter of 2013, to a lease with the state of California, as further described under Other Facility Related Activity hereafter. The reduction in federal revenue also resulted from a contract adjustment by one of our federal partners previously disclosed in the fourth quarter of 2013. The contract adjustment resulted in an accrual of $13.0 million of revenue and an equal accrual of operating expenses during the fourth quarter of 2013, which were revised to $9.0 million during the first quarter of 2014, resulting in the reduction of both revenue and operating expenses by $4.0 million.

State revenues decreased $13.8 million, or 6.6%, from $207.7 million during the first quarter of 2013 to $193.9 million during the first quarter of 2014. State revenues decreased primarily as a result of the expiration of our contracts at the Three Florida Facilities effective January 31, 2014, and the idling of our Mineral Wells facility in the third quarter of 2013. In addition, the decrease in state revenues was a result of transitioning California inmates out of our Red Rock facility during the fourth quarter of 2013 to prepare the facility for the commencement of a new contract with the state of Arizona on January 1, 2014.

Several of our state partners are projecting increases in tax revenues and improvements in their budgets. However, all of our state partners have balanced budget requirements, which may lead them to further reduce their expenses if their tax revenues, which typically lag the overall economy, do not meet their expectations. Additionally, actions by our federal and state partners to manage their expenses could include reductions in inmate populations through early release programs, alternative sentencing, or inmate transfers from facilities managed by private operators to facilities operated by government jurisdictions. Further, certain government partners have requested, and additional government partners could request, reductions in per diem rates or request that we forego prospective rate increases in the future as methods of addressing the budget shortfalls they may be experiencing. We believe we have been successful in working with our government partners to help them manage their correctional costs while minimizing the financial impact to us, and will continue to provide unique solutions to their correctional needs. We believe the long-term growth opportunities of our business remain very attractive as certain states consider efficiency, savings, and inmate programming opportunities we can provide. Further, we expect our partners to continue to face challenges in developing new facilities and additional capacity which will result in future demand for the solutions that we provide.

Operating Expenses

Operating expenses totaled $287.4 million and $298.2 million for the three months ended March 31, 2014 and 2013, respectively. Operating expenses consist of those expenses incurred in the operation and management of correctional and detention facilities, as well as at facilities we lease to third-party operators, and for our inmate transportation subsidiary.

Expenses incurred in connection with the operation and management of correctional and detention facilities decreased $7.9 million, or 2.7% during the first quarter of 2014 compared with the same period in 2013. Most notably, operating expenses decreased as a result of the expiration of our contracts at the Three Florida Facilities effective January 31, 2014, and due to the idling of our Mineral Wells facility in the third quarter of 2013. Further, operating expenses at our Red Rock facility decreased as a result of transitioning California inmates out of the facility during the fourth quarter of 2013 to prepare the facility for the commencement of a new contract with the state of Arizona on January 1, 2014.

Fixed expenses per compensated man-day increased to $33.07 during the three months ended March 31, 2014 from $32.76 during the three months ended March 31, 2013 primarily as a result of an increase in salaries and benefits per compensated man-day. We continually monitor compensation levels very closely along with overall economic conditions and will set wage levels necessary to help ensure the long-term success of our business. Salaries and benefits represent the most significant component of fixed operating expenses, representing approximately 65% of our operating expenses during 2013 and 63% for the first three months of 2014.

Variable expenses increased $0.98 per compensated man-day during the three months ended March 31, 2014 from the three months ended March 31, 3013. The increase was primarily a result of increases in inmate medical costs, travel, and other expenses.

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

During the third quarter of 2013, the state of Idaho reported that they expected to solicit bids for the management of the Idaho Correctional Center upon the expiration of our contract in June 2014. During the third quarter of 2013, we decided not to submit a bid for the continued management of this facility. The state announced in early 2014 that it will assume management of the facility effective July 1, 2014. We generated an operating loss, net of depreciation and amortization, of $1.4 million and operating income of $0.2 million at this facility during the three months ended March 31, 2014 and 2013, respectively.

Based on information available at this filing, we believe we will renew all other contracts that have expired or are scheduled to expire within the next twelve months. We believe our renewal rate on existing contracts remains high as a result of a variety of reasons including, but not limited to, the constrained supply of available beds within the U.S. correctional system, our ownership of the majority of the beds we operate, and the quality of our operations.

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

	For the Three Months Ended March 31,
	2014	2013
Owned and Managed Facilities:
Revenue per compensated man-day	$69.08	$68.15
Operating expenses per compensated man-day:
Fixed expense	35.31	35.19
Variable expense	11.33	10.56

Total	46.64	45.75

Operating income per compensated man-day	$22.44	$22.40

Operating margin	32.5%	32.9%

Average compensated occupancy	81.3%	81.9%

Average available beds	66,222	67,975

Average compensated population	53,866	55,675

	For the Three Months Ended March 31,
	2014	2013
Managed-Only Facilities:
Revenue per compensated man-day	$39.88	$40.02
Operating expenses per compensated man-day:
Fixed expense	26.30	26.19
Variable expense	10.11	8.67

Total	36.41	34.86

Operating income per compensated man-day	$3.47	$5.16

Operating margin	8.7%	12.9%

Average compensated occupancy	95.0%	96.8%

Average available beds	18,779	21,306

Average compensated population	17,832	20,635

Owned and Managed Facilities

Facility net operating income, or the operating income or loss from operations before interest, taxes, asset impairments, depreciation and amortization, at our owned and managed facilities decreased by $4.9 million, from $112.2 million during the three months ended March 31, 2013 to $107.3 million during the three months ended March 31, 2014, a decrease of 4.4%. The decrease in facility net operating income at our owned and managed facilities during 2014 is largely the result of the ramp-up of inmate populations at our Red Rock facility, which was operating near full capacity in the prior year quarter housing California populations, as well as incurring expenses at our Diamondback facility, as further described herein.

In July 2013, we extended our agreement with the California Department of Corrections and Rehabilitation (“CDCR”) to continue to house inmates at the four facilities we operated for them in Arizona, Oklahoma, and Mississippi. The extension, which runs through June 30, 2016, also allowed CDCR to transition California inmates previously housed at our Red Rock Correctional Center to our other facilities. Accordingly, all of the California inmates were relocated from our Red Rock Correctional Center in the fourth quarter of 2013 in order to prepare for the receipt of inmates under our new contract with the state of Arizona, which commenced January 1, 2014. While the transition resulted in the loss of some of the inmates housed at the Red Rock facility, the transition plan included retention and transfer of certain inmates to our other facilities.

In May 2011, in response to a lawsuit brought by inmates against the state of California, the U.S. Supreme Court upheld a lower court ruling issued by a three judge panel requiring California to reduce its inmate population to 137.5% of its then current capacity, or to 110,000 inmates. In an effort to meet the Federal court ruling, the fiscal year 2012 budget of the state of California called for a significant reallocation of responsibilities from state government to local jurisdictions, including housing certain lower level inmates that were the responsibility of the State. This realignment plan commenced on October 1, 2011 and has resulted in a reduction in state inmate populations of approximately 27,000 as of March 31, 2014. As of March 31, 2014, the adult inmate population held in state of California institutions totaled approximately 117,000 inmates, which did not include the California inmates held in our out-of-state facilities.

During the third quarter of 2013, California passed legislation providing $315 million in its fiscal year 2014 budget that provides funding for our base contract of approximately 9,000 beds, additional out-of-state capacity over our base contract, as well as to lease prison space in-state in order to meet the 137.5% of capacity cap. Concurrently, the State asked the court to amend its order and provide an extension on the date of compliance in return for adding additional resources toward community-based offender programs that reduce recidivism. The State would pay for the additional programs by redirecting a portion of the monies allocated for additional out-of-state capacity described above. On February 10, 2014, a federal court extended to February 28, 2016 the date by which the state of California must comply with the maximum in-state population capacity rate of 137.5%, originally imposed by the federal court in 2009. The federal court also prohibited the State from increasing the out-of-state capacity beyond our contract of approximately 9,000 beds. We believe the state of California will be working to resolve the overcrowded conditions in-state through utilizing public and/or private in-state facilities and implementing good time credits and other measures to reduce prison populations over the long term. As of March 31, 2014 and 2013, we housed approximately 8,700 and 8,500 inmates, respectively, from the state of California as a solution to overcrowding. Approximately 14% and 12% of our total revenue for the first quarter of 2014 and 2013, respectively, was generated from the CDCR. The revenue generated from the CDCR in the first quarter of 2014 includes those generated at the California City facility under a lease agreement that was effective in the fourth quarter of 2013, as further described hereafter. The reduction or elimination of the use of our out-of-state solutions by the state of California would have a significant adverse impact on our financial position, results of operations, and cash flows.

During the second quarter of 2013, we announced that the TDCJ elected not to renew its contract for our owned and managed 2,103-bed Mineral Wells Pre-Parole Transfer Facility due to a legislative budget reduction. As a result, upon expiration of the contract in August 2013, we ceased operations and idled the Mineral Wells facility. Further, the Kentucky Department of Corrections (“KDOC”) provided us notice during the second quarter of 2013 that it was not going to award a contract under the RFP that would have allowed for the KDOC’s continued use of our owned and managed 826-bed Marion Adjustment Center. We also idled the Marion Adjustment Center following the transfer of the populations during September 2013. These two facilities generated combined net operating income of $0.9 million for the three months ended March 31, 2013 compared with a net operating loss of $0.5 million for the three months ended March 31, 2014.

During the third quarter of 2013, we began hiring staff at the Diamondback Correctional Facility in order to reactivate the facility for future operations. Our decision to activate the facility was made as a result of potential need for additional beds by certain state customers. In January 2014, the state of Oklahoma issued a Request For Proposal (“RFP”) for bed capacity in the state of Oklahoma and anticipated that an award announcement would be made in the second quarter of 2014. While the RFP has not been cancelled, when it became evident the contract would not be awarded and commence in the near-term, we made the decision to re-idle the facility. The calculations of expenses per man-day in the preceding table exclude expenses incurred during the first quarter of 2014 for the Diamondback facility because of the distorted impact they have on the statistics.

Managed-Only Facilities

Total revenue at our managed-only facilities decreased $10.3 million from $74.3 during the first quarter of 2013 to $64.0 million during the first quarter of 2014. The decrease in revenues at our managed-only facilities was largely the result of the expiration of our contracts at the Three Florida Facilities effective January 31, 2014. Revenue per compensated man-day decreased slightly to $39.88 from $40.02, or 0.3%, for the first quarter of 2014 compared with the same period in the prior year. Facility net operating income at our managed-only facilities decreased $4.0 million, from $9.6 million during the three months ended March 31, 2013 to $5.6 million during the three months ended March 31, 2014.

Operating expenses per compensated man-day increased to $36.41 during the three months ended March 31, 2014 from $34.86 during the same period in the prior year largely due to increases in inmate medical costs at managed-only facilities, and higher expenses at the Idaho Correctional Center.

During the fourth quarter of 2013, the Florida DMS awarded to another operator contracts to manage the Three Florida Facilities which are owned by the state of Florida. We previously managed these facilities under contracts that expired on January 31, 2014. Accordingly, we transferred operations of these facilities to the new operator upon expiration of the contracts. These three facilities operated at breakeven during the three months ended March 31, 2014 and generated combined facility operating income, net of depreciation and amortization, of $0.8 million for the three months ended March 31, 2013.

We expect the managed-only business to remain competitive and we will only pursue opportunities in the managed-only segment where we are sufficiently compensated for the risk associated with this competitive business. Further, we may terminate existing contracts from time to time when we are unable to achieve per diem increases that offset increasing expenses and enable us to maintain safe, effective operations. During the three months ended March 31, 2014 and 2013, managed-only facilities generated 4.9% and 7.9%, respectively, of our total facility net operating income.

Other Facility Related Activity

In October 2013, we entered into a lease for our 2,304-bed California City Correctional Center with the CDCR. The lease agreement includes a three-year base term that commenced December 1, 2013, with unlimited two-year renewal options upon mutual agreement. Annual rent during the three-year base term is fixed at $28.5 million. After the three-year base term, the rent will be increased annually by the lesser of CPI (Consumer Price Index) or 2%. We are responsible for repairs and maintenance, property taxes and property insurance, while all other aspects and costs of facility operations are the responsibility of the CDCR. We also provided $10.0 million in tenant allowances and improvements.

General and administrative expense

For the three months ended March 31, 2014 and 2013, general and administrative expenses totaled $25.4 million and $31.2 million, respectively. General and administrative expenses consist primarily of corporate management salaries and benefits, professional fees and other administrative expenses. General and administrative expenses during the first quarter of 2014 included $1.5 million of expenses associated with the write-off of costs related to a parcel of land we previously optioned in connection with the construction of the Otay Mesa Detention Center; however, we were able to design a more efficient structure that no longer required this parcel as part of the footprint. General and administrative expenses during the first quarter of 2013 included professional fees and other expenses of $8.1 million associated with the conversion of our corporate structure to a REIT effective January 1, 2013.

Depreciation and Amortization

For the three months ended March 31, 2014 and 2013, depreciation and amortization expense totaled $28.4 million and $27.4 million, respectively. The increase in depreciation and amortization expense primarily occurred at our Red Rock facility and is a result of our new management contract with the Arizona Department of Corrections which was effective January 1, 2014. Our depreciation rate for the facility was adjusted to reflect the terms of the contract which provides the state of Arizona an option to purchase the facility at any time during the twenty-year term of the contract based on an amortization schedule starting with the fair market value and decreasing evenly to zero over the twenty-year term.

Interest expense, net

Interest expense is reported net of interest income and capitalized interest for the three months ended March 31, 2014 and 2013. Gross interest expense, net of capitalized interest, was $10.6 million and $12.9 million, respectively, for the three months ended March 31, 2014 and 2013. Gross interest expense is based on outstanding borrowings under our revolving credit facility, our outstanding senior notes, as well as the amortization of loan costs and unused facility fees. We have benefited from relatively low interest rates on our revolving credit facility, which is largely based on the London Interbank Offered Rate (LIBOR). It is possible that LIBOR could increase in the future. The interest rate on our revolving credit facility, which was amended and extended in March 2013, was at a LIBOR plus a margin of 1.50% during the first quarter of 2013. The rate increased to LIBOR plus a margin of 1.75% during the first quarter of 2014 pursuant to the terms of the revolving credit facility based on an increase in our leverage ratio. We currently expect the interest rate on our revolving credit facility to remain at LIBOR plus a margin of 1.75% for the remainder of 2014. Our interest expense was lower in the three month period in 2014 compared to 2013 as we completed several refinancing transactions in the second quarter of 2013, as further described hereafter.

Gross interest income was $0.3 million and $0.4 million for the three months ended March 31, 2014 and 2013, respectively. Gross interest income is earned on a direct financing lease, notes receivable, investments, and cash and cash equivalents. Capitalized interest was $0.4 million and $0.1 million during the three months ended March 31, 2014 and 2013, respectively. Capitalized interest was associated with various construction and expansion projects further described under “Liquidity and Capital Resources” hereafter.

Expenses associated with debt refinancing transactions

During the three months ended March 31, 2013, we reported charges of $0.2 million for third-party fees and expenses associated with the tender offer for our then outstanding 7.75% senior unsecured notes as further described under “Liquidity and Capital Resources” hereafter.

Income tax expense

During the three months ended March 31, 2014 and 2013, our financial statements reflected an income tax expense of $1.4 million and an income tax benefit of $134.4 million, respectively. The income tax benefit during the first quarter of 2013 was due primarily to a net tax benefit of $137.7 million resulting from the revaluation of certain deferred tax assets and liabilities associated with the REIT conversion effective January 1, 2013. Our effective tax rate was 2.6% during the three months ended March 31, 2014, and was approximately 8.0% during the same period in 2013, excluding the aforementioned net tax benefit and the income tax benefit of certain other items. We continue to expect our annual effective tax rate to be in the range of approximately 7.0% to 9.0%. As a REIT, we are entitled to a deduction for dividends paid, resulting in a substantial reduction in the amount of federal income tax expense we recognize. Substantially all of our income tax expense is incurred based on the earnings generated by our TRSs. Our overall effective tax rate is based on the taxable income primarily generated in our TRSs. The effective tax rate could fluctuate in the future based on changes in estimates of taxable income, the implementation of additional tax planning strategies, changes in federal or state tax rates or laws affecting tax credits available to us, changes in other tax laws, changes in estimates related to uncertain tax positions, or changes in state apportionment factors, as well as changes in the valuation allowance applied to our deferred tax assets that are based primarily on the amount of state net operating losses and tax credits that could expire unused.

Discontinued operations

During the second quarter of 2013, we announced that the TDCJ elected not to renew its contract for the 2,216-bed managed-only Dawson State Jail in Dallas, Texas due to a legislative budget reduction. As a result, upon expiration of the contract in August 2013, we ceased operations of the Dawson State Jail. During the second quarter of 2013, we also received notification that we were not selected for the continued management of the 1,000-bed managed-only Wilkinson County Correctional Facility in Woodville, Mississippi at the end of the contract on June 30, 2013. Accordingly, the results of operations, net of taxes, and the assets and liabilities of the Dawson and Wilkinson facilities have been reported as discontinued operations for all periods presented. The Dawson and Wilkinson facilities operated at a combined loss of $0.4 million, net of taxes, for the three months ended March 31, 2013 and had no operations during 2014.

In April 2014, the Financial Accounting Standards Board issued ASU 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which changed the criteria for reporting a discontinued operation. Specifically, ASU 2014-08 changed the current definition of “discontinued operations” so that only disposals of components that represent a strategic shift that has (or will have) a major effect on an entity’s operations and financial results qualify for discontinued operations reporting. We elected to early adopt ASU 2014-08 in the first quarter of 2014. Accordingly, under the guidelines of the new ASU 2014-08, the operations of the Three Florida Facilities were not reported as discontinued operations upon expiration of the contracts effective January 31, 2014 as we concluded that they did not meet the new definition of a discontinued operation and that they were not individually significant components of an entity. Under ASU 2014-08, previously reported discontinued operations are not reclassified as continuing operations even though such operations do not meet the new definition of a discontinued operation.

LIQUIDITY AND CAPITAL RESOURCES

Our principal capital requirements are for working capital, stockholder distributions, capital expenditures, and debt service payments. Capital requirements may also include cash expenditures associated with our outstanding commitments and contingencies, as further discussed in the notes to our financial statements and as further described in our 2013 Form 10-K. Additionally, we may incur capital expenditures to expand the design capacity of certain of our facilities (in order to retain management contracts) and to increase our inmate bed capacity for anticipated demand from current and future customers. We may acquire additional correctional facilities that we believe have favorable investment returns and increase value to our stockholders.

We will also consider opportunities for growth, including, but not limited to, potential acquisitions of businesses within our line of business and those that provide complementary services, provided we believe such opportunities will broaden our market share and/or increase the services we can provide to our customers. On July 31, 2013, we closed on the acquisition of CAI a privately held community corrections company for an all cash purchase price of approximately $36.5 million, excluding transaction related expenses. Founded in 1987, CAI provides cost-effective solutions for housing and rehabilitation through community corrections and re-entry services. CAI operates two facilities concentrating on community corrections and specializing in work furloughs, residential re-entry programs and home confinement for San Diego County and BOP residents. Through the CAI acquisition, we acquired a 120-bed facility and control a 483-bed facility through a long-term lease.

To qualify and be taxed as a REIT, we generally are required to distribute annually to our stockholders at least 90% of our REIT taxable income (determined without regard to the dividends paid deduction and excluding net capital gains). Our REIT taxable income will not typically include income earned by our TRSs except to the extent our TRSs pay dividends to the REIT. Prior to our REIT conversion effective January 1, 2013, we operated as a C-corporation for federal income tax purposes. A REIT is not permitted to retain earnings and profits accumulated during the periods it was taxed as a C-corporation, and must make one or more distributions to stockholders that equal or exceed those accumulated amounts. To satisfy this requirement, on April 8, 2013, our Board of Directors declared a special dividend to stockholders of $675.0 million, or approximately $6.66 per share of common stock, to distribute our accumulated earnings and profits attributable to tax periods ended prior to January 1, 2013. We paid the special dividend on May 20, 2013 to stockholders of record as of April 19, 2013. The special dividend was composed of cash and shares of our common stock, at each stockholder’s election, subject to a cap on the total amount of cash equal to 20% of the aggregate amount of the special dividend, or $135.0 million. The balance of the special dividend was paid in the form of 13.9 million shares of our common stock, which was based on the average closing price per share of our common stock on the New York Stock Exchange on the three trading days immediately following the election deadline on May 9, 2013.

Our Board of Directors declared a quarterly dividend of $0.51 for the first quarter of 2014 totaling $59.7 million. The dividend was payable on April 15, 2014 to shareholders of record on April 2, 2014. The amount, timing and frequency of future distributions will be at the sole discretion of our Board of Directors and will be declared based upon various factors, many of which are beyond our control, including our financial condition and operating cash flows, the amount required to maintain qualification and taxation as a REIT and reduce any income and excise taxes that we otherwise would be required to pay, limitations on distributions in our existing and future debt instruments, our ability to utilize net operating losses (“NOLs”) to offset, in whole or in part, our REIT distribution requirements, limitations on our ability to fund distributions using cash generated through our TRSs and other factors that our Board of Directors may deem relevant.

As of March 31, 2014, our liquidity was provided by cash on hand of $52.7 million, and $355.1 million available under our $900.0 million revolving credit facility. During the three months ended March 31, 2014 and 2013, we generated $66.6 million and $96.9 million, respectively, in cash through operating activities, and as of March 31, 2014, we had net working capital of $89.2 million. We currently expect to be able to meet our cash expenditure requirements for the next year utilizing these resources. None of our outstanding debt requires scheduled principal repayments and we have no debt maturities until December 2017.

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

Concurrent with the closing of the $900.0 million revolving credit facility on March 21, 2013, we announced our intention to offer up to an aggregate of $675.0 million in aggregate principal amount of new senior notes comprised of senior notes due 2020 and senior notes due 2023. Also on March 21, 2013, we announced a cash tender offer for any and all of our $465.0 million aggregate principal amount of 7.75% unsecured senior notes. On April 4, 2013, we accepted $315.4 million principal amount of the 7.75% unsecured senior notes pursuant to the tender offer for holders who validly tendered their 7.75% unsecured senior notes by the early tender deadline.

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

We incurred $36.5 million of expenses during 2013 associated with debt refinancing transactions consisting of the write-off of loan costs and the unamortized discount on the 7.75% unsecured senior notes, the tender fees and expenses associated with the tender offer and the redemption premium paid on the 7.75% unsecured senior notes.

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

As of March 31, 2014, we had $350.0 million principal amount of unsecured notes outstanding with a fixed stated interest rate of 4.625%, $325.0 million principal amount of unsecured notes outstanding with a fixed stated interest rate of 4.125%, and $520.0 million outstanding under our revolving credit facility with a variable weighted average interest rate of 1.9%. At March 31, 2014, our total weighted average effective interest rate was 3.7% while our total weighted average maturity was 5.9 years.

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

Facility development and capital expenditures

In order to retain federal inmate populations we currently manage in the San Diego Correctional Facility, we are constructing the Otay Mesa Detention Center at a site in San Diego. The existing San Diego Correctional Facility is subject to a ground lease with the County of San Diego. Under the provisions of the lease, the facility is divided into three different properties whereby, pursuant to an amendment to the ground lease executed in January 2010, ownership of the entire facility reverts to the County upon expiration of the lease on December 31, 2015. As of March 31, 2014, we have invested approximately $71.3 million related to the new facility. We have developed plans to build the Otay Mesa Detention Center within a construction timeline that coincides with the expiration of the ground lease with the County of San Diego. We currently estimate the total construction cost, inclusive of land and site development costs already incurred, will range from approximately $156.0 million to $160.0 million. We plan to offer this new facility to house the existing federal inmate populations at the San Diego Correctional Facility.

In November 2013, we announced our decision to re-commence construction of the Trousdale Correctional Center in Trousdale County, Tennessee. We suspended construction of this facility in 2009 until we had greater clarity around the timing of a new contract. We currently expect the new 2,552-bed facility will house state of Tennessee inmates under an inter-governmental agreement with the county of Trousdale, Tennessee. In October 2013, Trousdale County received notice from the Tennessee Department of Corrections of its intent to partner with the County to develop a new correctional facility to house state of Tennessee inmates. In April 2014, we entered into an agreement with Trousdale County whereby we agreed to finance, design, build and operate a 2,552-bed facility to meet the responsibilities of a separate intergovernmental agreement between Trousdale County and the state of Tennessee regarding correctional services. We expect the agreement between Trousdale County and the state of Tennessee to be completed during the second quarter of 2014. In 2008, we purchased land in Trousdale County and began preparing the site for the development of a correctional facility. Total cost of the project is estimated at approximately $140.0 million, including $30.4 million invested to date. Construction is expected to be completed in the fourth quarter of 2015.

The demand for capacity in the short term has been affected by the budget challenges many of our government partners currently face. At the same time, these challenges impede our customers’ ability to construct new prison beds of their own or update older facilities, which we believe could result in further need for private sector capacity solutions in the long term. We will continue to pursue opportunities like the aforementioned 2,552-bed facility in Trousdale County, Tennessee. In the long-term, however, we would like to see continued and meaningful utilization of our available capacity and better visibility from our customers before we add any additional capacity on a speculative basis.

Operating Activities

Our net cash provided by operating activities for the three months ended March 31, 2014 was $66.6 million, compared with $96.9 million for the same period in the prior year. Cash provided by operating activities represents the year to date net income plus depreciation and amortization, changes in various components of working capital, and various non-cash charges, including primarily deferred income taxes. The decrease in cash provided by operating activities for the three months ended March 31, 2014 was primarily due to negative fluctuations in working capital balances during the three months ended March 31, 2014.

Investing Activities

Our cash flow used in investing activities was $26.7 million for the three months ended March 31, 2014 and was primarily attributable to capital expenditures during the three-month period of $27.1 million, including expenditures for facility development and expansions of $18.5 million primarily related to the aforementioned facility development projects during the period. Our cash flow used in investing activities was $11.7 million for the three months ended March 31, 2013 and was primarily attributable to capital expenditures during the three-month period of $11.4 million, including expenditures for facility development and expansions of $4.2 million.

Financing Activities

Cash flow used in financing activities was $65.1 million for the three months ended March 31, 2014 and was primarily attributable to dividend payments of $56.3 million. Cash flow used in financing activities also included $10.0 million of net principal repayments under our revolving credit facility during the three months ended March 31, 2014. Additionally, cash flow used in financing activities included $2.8 million for the purchase and retirement of common stock that was issued in connection with equity-based compensation. These payments were partially offset by the cash flows associated with exercising stock options, including the related income tax benefit of equity compensation, totaling $3.9 million.

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

Our reconciliation of net income to FFO and Normalized FFO for the three months ended March 31, 2014 and 2013 is as follows (in thousands):

	For the Three Months Ended March 31,
	2014	2013
FUNDS FROM OPERATIONS:
Net income	$51,738	$181,092
Depreciation of real estate assets	21,077	19,747

Funds From Operations	72,815	200,839
Expenses associated with debt refinancing transactions, net of taxes	—	207
Expenses associated with REIT conversion, net of taxes	—	7,477
Income tax benefit for reversal of deferred taxes due to REIT conversion	—	(137,686)

Normalized Funds From Operations	$72,815	$70,837

Contractual Obligations

The following schedule summarizes our contractual cash obligations by the indicated period as of March 31, 2014 (in thousands):

	Payments Due By Year Ended December 31,
	2014 (remainder)	2015	2016	2017	2018	Thereafter	Total
Long-term debt	$—	$—	$—	$520,000	$—	$675,000	$1,195,000
Interest on senior notes	29,594	29,594	29,594	29,594	29,594	92,952	240,922
Contractual facility expansions	1,057	—	—	—	—	—	1,057
Operating leases	3,584	2,729	—	—	—	—	6,313

Total contractual cash obligations	$34,235	$32,323	$29,594	$549,594	$29,594	$767,952	$1,443,292

The cash obligations in the table above do not include future cash obligations for variable interest expense associated with our outstanding revolving credit facility as projections would be based on future outstanding balances as well as future variable interest rates, and we are unable to make reliable estimates of either. Further, the cash obligations in the table above also do not include future cash obligations for uncertain tax positions as we are unable to make reliable estimates of the timing of such payments, if any, to the taxing authorities. We had $24.9 million of letters of credit outstanding at March 31, 2014 primarily to support our requirement to repay fees and claims under our workers’ compensation plan in the event we do not repay the fees and claims due in accordance with the terms of the plan. The letters of credit are renewable annually. We did not have any draws under any outstanding letters of credit during the three months ended March 31, 2014 or 2013. The contractual facility expansions included in the table above represent expansion or development projects for which we have already entered into a contract with a customer that obligates us to complete the expansion or development project. Certain of our other ongoing construction projects are not currently under contract and thus are not included as a contractual obligation above as we may generally suspend or terminate such projects without substantial penalty.

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

Our primary market risk exposure is to changes in U.S. interest rates. We are exposed to market risk related to our revolving credit facility because the interest rate on our revolving credit facility is subject to fluctuations in the market. If the interest rate for our outstanding indebtedness under the revolving credit facility was 100 basis points higher or lower during the three months ended March 31, 2014, our interest expense, net of amounts capitalized, would have been increased or decreased by $1.4 million.

As of March 31, 2014, we had outstanding $325.0 million of senior notes due 2020 with a fixed interest rate of 4.125% and $350.0 million of senior notes due 2023 with a fixed interest rate of 4.625%. Because the interest rates with respect to these instruments are fixed, a hypothetical 100 basis point increase or decrease in market interest rates would not have a material impact on our financial statements.

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

There have been no material changes in our “Risk Factors” as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013.

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

CORRECTIONS CORPORATION OF AMERICA

Date: May 8, 2014	/s/ Damon T. Hininger
Damon T. Hininger
President and Chief Executive Officer

/s/ David M. Garfinkle
David M. Garfinkle
Executive Vice President, Chief Financial Officer, and Principal Accounting Officer