Form 10-Q
period 2014-06-30
CORRECTIONS CORP OF AMERICA
filed 2014-08-07
CIK 1070985

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: JUNE 30, 2014

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

Indicate the number of shares outstanding of each class of Common Stock as of August 1, 2014:

Shares of Common Stock, $0.01 par value per share: 116,429,347 shares outstanding.

CORRECTIONS CORPORATION OF AMERICA

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2014

PART I – FINANCIAL INFORMATION

ITEM 1. – FINANCIAL STATEMENTS.

CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED AND AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	June 30, 2014	December 31, 2013
ASSETS
Cash and cash equivalents	$46,615	$77,909
Accounts receivable, net of allowance of $968 and $1,265, respectively	246,894	244,957
Current deferred tax assets	6,351	9,241
Prepaid expenses and other current assets	29,007	20,612
Current assets of discontinued operations	—	15

Total current assets	328,867	352,734
Property and equipment, net	2,538,996	2,546,613
Restricted cash	2,607	5,589
Investment in direct financing lease	4,382	5,473
Goodwill	16,110	16,110
Non-current deferred tax assets	5,875	3,078
Other assets	76,657	77,828

Total assets	$2,973,494	$3,007,425

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued expenses	$237,438	$252,277
Income taxes payable	676	1,243
Current liabilities of discontinued operations	370	886

Total current liabilities	238,484	254,406
Long-term debt	1,195,000	1,205,000
Other liabilities	40,380	45,512

Total liabilities	1,473,864	1,504,918

Commitments and contingencies
Preferred stock – $0.01 par value; 50,000 shares authorized; none issued and outstanding at June 30, 2014 and December 31, 2013, respectively	—	—
Common stock – $0.01 par value; 300,000 shares authorized; 116,413 and 115,923 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	1,164	1,159
Additional paid-in capital	1,734,404	1,725,363
Accumulated deficit	(235,938)	(224,015)

Total stockholders’ equity	1,499,630	1,502,507

Total liabilities and stockholders’ equity	$2,973,494	$3,007,425

The accompanying notes are an integral part of these consolidated financial statements.

CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED AND AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
REVENUES:	$410,694	$425,005	$814,916	$841,728

EXPENSES:
Operating	287,610	304,001	574,990	602,223
General and administrative	26,559	25,360	51,951	56,592
Depreciation and amortization	28,752	27,675	57,136	55,052
Asset impairments	2,238	—	2,238	—

	345,159	357,036	686,315	713,867

OPERATING INCOME	65,535	67,969	128,601	127,861

OTHER (INCOME) EXPENSE:
Interest expense, net	8,364	11,912	18,712	24,478
Expenses associated with debt refinancing transactions	—	36,303	—	36,528
Other (income) expense	(613)	(37)	(1,000)	64

	7,751	48,178	17,712	61,070

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	57,784	19,791	110,889	66,791
Income tax (expense) benefit	(2,052)	3,377	(3,419)	137,824

INCOME FROM CONTINUING OPERATIONS	55,732	23,168	107,470	204,615
Loss from discontinued operations, net of taxes	—	(2,739)	—	(3,094)

NET INCOME	$55,732	$20,429	$107,470	$201,521

BASIC EARNINGS PER SHARE:
Income from continuing operations	$0.48	$0.22	$0.93	$1.97
Loss from discontinued operations, net of taxes	—	(0.03)	—	(0.03)

Net income	$0.48	$0.19	$0.93	$1.94

DILUTED EARNINGS PER SHARE:
Income from continuing operations	$0.48	$0.21	$0.92	$1.94
Loss from discontinued operations, net of taxes	—	(0.02)	—	(0.03)

Net income	$0.48	$0.19	$0.92	$1.91

REGULAR DIVIDENDS DECLARED PER SHARE	$0.51	$0.48	$1.02	$1.01

SPECIAL DIVIDENDS DECLARED PER SHARE	$—	$6.66	$—	$6.66

The accompanying notes are an integral part of these consolidated financial statements.

CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED AND AMOUNTS IN THOUSANDS)

	For the Six Months Ended June 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$107,470	$201,521
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	57,136	55,727
Expenses associated with debt refinancing transactions	—	36,528
Asset impairments	2,238	2,637
Amortization of debt issuance costs and other non-cash interest	1,548	1,966
Deferred income taxes	93	(145,955)
Non-cash revenue and other income	(2,889)	—
Income tax benefit of equity compensation	(117)	(31)
Non-cash equity compensation	6,924	6,411
Other expenses and non-cash items	2,625	753
Changes in assets and liabilities, net:
Accounts receivable, prepaid expenses and other assets	(10,196)	17,489
Accounts payable, accrued expenses and other liabilities	(30,476)	5,232
Income taxes payable	(450)	581

Net cash provided by operating activities	133,906	182,859

CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for facility development and expansions	(27,750)	(10,827)
Expenditures for other capital improvements	(20,852)	(16,113)
Decrease (increase) in restricted cash	2,983	(649)
Proceeds from sale of assets	704	57
Decrease (increase) in other assets	2,041	(2,063)
Payments received on direct financing lease	967	857

Net cash used in investing activities	(41,907)	(28,738)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of debt	75,000	983,000
Principal repayments of debt	(85,000)	(953,000)
Payment of debt issuance and other refinancing and related costs	—	(37,203)
Income tax benefit of equity compensation	117	31
Purchase and retirement of common stock	(2,803)	(5,454)
Proceeds from exercise of stock options	4,852	22,094
Dividends paid	(115,469)	(188,611)

Net cash used in financing activities	(123,303)	(179,143)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(31,304)	(25,022)
CASH AND CASH EQUIVALENTS, beginning of period	77,919	62,897

CASH AND CASH EQUIVALENTS, end of period	$46,615	$37,875

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest (net of amounts capitalized of $1,002 and $301 in 2014 and 2013, respectively)	$19,912	$19,633

Income taxes	$8,697	$3,730

The accompanying notes are an integral part of these consolidated financial statements.

CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2014

(UNAUDITED AND AMOUNTS IN THOUSANDS)

	Common Stock		Additional		Total
	Shares	Par Value	Paid-in Capital	Accumulated Deficit	Stockholders’ Equity
Balance as of December 31, 2013	115,923	$1,159	$1,725,363	$(224,015)	$1,502,507
Net income	—	—	—	107,470	107,470
Retirement of common stock	(85)	(1)	(2,802)	—	(2,803)
Regular dividends declared on common stock ($1.02 per share)	—	—	—	(119,440)	(119,440)
Restricted stock compensation, net of forfeitures	(8)	—	5,833	47	5,880
Income tax benefit of equity compensation	—	—	117	—	117
Stock option compensation expense, net of forfeitures	—	—	1,044	—	1,044
Restricted stock grants	265	3	—	—	3
Stock options exercised	318	3	4,849	—	4,852

Balance as of June 30, 2014	116,413	$1,164	$1,734,404	$(235,938)	$1,499,630

The accompanying notes are an integral part of these consolidated financial statements.

CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2013

(UNAUDITED AND AMOUNTS IN THOUSANDS)

	Common Stock		Additional	(Accumulated Deficit)	Total
	Shares	Par Value	Paid-in Capital	Retained Earnings	Stockholders’ Equity
Balance as of December 31, 2012	100,105	$1,001	$1,146,488	$374,131	$1,521,620
Net income	—	—	—	201,521	201,521
Issuance of common stock	19	—	13	—	13
Retirement of common stock	(144)	(1)	(5,453)	—	(5,454)
Special dividend on common stock ($6.66 per share)	13,878	139	542,541	(678,226)	(135,546)
Regular dividends declared on common stock ($1.01 per share)	—	—	—	(109,488)	(109,488)
Restricted stock compensation, net of forfeitures	(12)	—	4,445	276	4,721
Income tax benefit of equity compensation	—	—	31	—	31
Stock option compensation expense, net of forfeitures	—	—	1,677	—	1,677
Restricted stock grants	300	3	(3)	—	—
Stock options exercised	1,272	12	22,082	—	22,094

Balance as of June 30, 2013	115,418	$1,154	$1,711,821	$(211,786)	$1,501,189

The accompanying notes are an integral part of these consolidated financial statements.

CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

JUNE 30, 2014

1.	ORGANIZATION AND OPERATIONS

Corrections Corporation of America (together with its subsidiaries, the “Company” or “CCA”) is the nation’s largest owner of privatized correctional and detention facilities and one of the largest prison operators in the United States, behind only the federal government and three states. CCA currently owns or controls 52 correctional and detention facilities, and manages an additional 12 facilities owned by its government partners, with a total design capacity of approximately 84,500 beds in 19 states and the District of Columbia.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers”, which establishes a single, comprehensive revenue recognition standard for all contracts with customers. For public reporting entities such as CCA, ASU 2014-09 is effective for interim and annual periods beginning after December 15, 2016 and early adoption of the ASU is not permitted. CCA is reviewing the ASU to determine the potential impact it might have on the Company’s results of operations, cash flows or financial position and its related financial statement disclosures, along with evaluating which transition method will be utilized upon adoption.

Fair Value of Financial Instruments

To meet the reporting requirements of Accounting Standard Codification (“ASC”) 825, “Financial Instruments”, regarding fair value of financial instruments, CCA calculates the estimated fair value of financial instruments using market interest rates and quoted market prices of similar instruments or discounted cash flow techniques with observable Level 1 inputs for publicly traded debt and Level 2 inputs for all other financial instruments, as defined in ASC 820, “Fair Value Measurement”. At June 30, 2014 and December 31, 2013, there were no material differences between the carrying amounts and the estimated fair values of CCA’s financial instruments, other than as follows (in thousands):

	June 30, 2014		December 31, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Investment in direct financing lease	$6,500	$7,332	$7,466	$8,609
Note receivable from APM	$4,994	$9,068	$4,831	$9,006
Debt	$(1,195,000)	$(1,190,625)	$(1,205,000)	$(1,179,375)

3.	GOODWILL

ASC 350, “Intangibles-Goodwill and Other”, establishes accounting and reporting requirements for goodwill and other intangible assets. Goodwill was $16.1 million as of June 30, 2014 and December 31, 2013. This goodwill was established in connection with the acquisition of Correctional Alternatives, Inc. (“CAI”) during the third quarter of 2013, as further described in Note 4, and the acquisitions of two service companies during 2000.

CCA applies FASB’s ASU 2011-08, which gives companies the option to perform a qualitative assessment that may allow them to skip the annual two-step impairment test. Under the amendments in ASU 2011-08, a company has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. If the two-step impairment test is required, CCA determines the fair value of a reporting unit using a collaboration of various common valuation techniques, including market multiples and discounted cash flows. These impairment tests are required to be performed at least annually. CCA performs its impairment tests during the fourth quarter in connection with CCA’s annual budgeting process. CCA will perform these impairment tests at least annually and whenever circumstances indicate the carrying value of goodwill may not be recoverable.

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

CCA has nine idled facilities that are currently available and being actively marketed to other customers. The following table summarizes each of the idled facilities and their respective carrying values, excluding equipment and other assets that could generally be transferred and used at other facilities CCA owns without significant cost (dollars in thousands):

	Design	Date	Net Carrying Values
Facility	Capacity	Idled	June 30, 2014	December 31, 2013
Shelby Training Center	200	2008	$552	$751
Queensgate Correctional Facility	850	2009	11,625	11,808
Prairie Correctional Facility	1,600	2010	18,803	19,366
Huerfano County Correctional Center	752	2010	19,411	19,800
Diamondback Correctional Facility	2,160	2010	43,555	44,223
Otter Creek Correctional Center	656	2012	24,388	24,805
Houston Educational Facility	650	2012	4,144	6,473
Mineral Wells Pre-Parole Transfer Facility	2,103	2013	17,525	17,856
Marion Adjustment Center	826	2013	13,203	13,429

	9,797		$153,206	$158,511

During the three months ended June 30, 2014 and 2013, CCA incurred approximately $1.9 million and $1.6 million, respectively, in operating expenses during the periods such facilities were idle. During the six months ended June 30, 2014 and 2013, CCA incurred approximately $4.4 million and $3.3 million, respectively, in operating expenses during the periods such facilities were idle. The operating expenses incurred in the three- and six-month periods in 2014 exclude expenses incurred in connection with the activation of the Diamondback facility, as further described hereafter.

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

CCA is currently negotiating terms of a purchase and sale agreement with a third party to purchase its currently idle Houston Educational Facility in Houston, Texas for $4.5 million. The Houston Educational Facility is one of CCA’s idle non-core assets that was previously leased to a charter school operator. CCA expects to sign a purchase and sale agreement with the prospective buyer during the third quarter of 2014, and CCA expects to close on the sale during the fourth quarter of 2014. The net book value of this idle facility prior to the evaluation for impairment was $6.4 million and, as a result of the impairment indicator resulting from the potential sale of the facility, CCA recorded an impairment of $2.2 million during the second quarter of 2014 to write-down the book value of the facility to the estimated fair value as of June 30, 2014. The potential sale price was used as a proxy for the fair value of the facility. CCA continues to evaluate potential customers and strategic alternatives for its three other non-core idle facilities, the Shelby Training Center, Queensgate Correctional Facility, and Mineral Wells Pre-Parole Transfer Facility. CCA considers these facilities to be non-core because they were designed for uses other than for adult secure correctional purposes.

In order to retain federal inmate populations CCA currently manages in the 1,154-bed San Diego Correctional Facility, CCA is constructing the 1,492-bed Otay Mesa Detention Center in San Diego. The existing San Diego Correctional Facility is subject to a ground lease with the County of San Diego. Under the provisions of the lease, the facility is divided into different premises whereby, pursuant to an amendment to the ground lease executed in January 2010, ownership of the entire facility reverts to the County upon expiration of the lease on December 31, 2015. As of June 30, 2014, CCA has invested approximately $85.9 million in the new facility. CCA has developed plans to build the Otay Mesa Detention Center within a construction timeline that coincides with the expiration of the ground lease with the County of San Diego. CCA plans to offer this new facility to house the existing federal inmate populations at the San Diego Correctional Facility.

In September 2012, CCA announced that it was awarded a new management contract from the Arizona Department of Corrections to house up to 1,000 medium-security inmates at its 1,596-bed Red Rock Correctional Center in Arizona. The new management contract, which commenced in January 2014, contains an initial term of ten years, with two five-year renewal options upon mutual agreement and provides an occupancy guarantee of 90% of the contracted beds, which is expected to be implemented in two phases. The government partner included the occupancy guarantee in its Request For Proposal (“RFP”) in order to guarantee its access to the beds. Additionally, the contract provides the state of Arizona an option to purchase the Red Rock facility at any time during the term of the contract, including extension options, based on an amortization schedule starting with the fair market value and decreasing evenly to zero over the twenty-year term. In order to prepare the Red Rock facility to house Arizona inmates under this contract, CCA capitalized $20.4 million of facility improvements as of June 30, 2014, and expects to incur an additional $0.5 million in the third quarter of 2014 in capital improvements for certain physical plant modifications. The total net book value of the facility is being depreciated over the twenty-year term.

In October 2013, CCA entered into a lease for its California City Correctional Center with the California Department of Corrections and Rehabilitation (“CDCR”). The lease agreement includes a three-year base term that commenced December 1, 2013, with unlimited two-year renewal options upon mutual agreement. Annual rent during the three-year base term is fixed at $28.5 million. After the three-year base term, the rent will be increased annually by the lesser of CPI (Consumer Price Index) or 2%. CCA will be responsible for repairs and maintenance, property taxes and property insurance, while all other aspects and costs of facility operations will be the responsibility of the CDCR. CCA also provided $10.0 million of tenant allowances and improvements.

In November 2013, CCA announced its decision to re-commence construction of a correctional facility in Trousdale County, Tennessee. CCA suspended construction of this facility in 2009 until it had greater clarity around the timing of a new contract. In October 2013, Trousdale County received notice from the Tennessee Department of Corrections of its intent to partner with the County to develop a new correctional facility to house state of Tennessee inmates. In April 2014, CCA entered into an agreement with Trousdale County whereby CCA agreed to finance, design, build and operate a 2,552-bed facility to meet the responsibilities of a separate inter-governmental service agreement (“IGSA”) between Trousdale County and the state of Tennessee regarding correctional services. In July 2014, CCA received notice that Trousdale County and the state of Tennessee finalized the IGSA. The IGSA with the state of Tennessee includes a minimum monthly payment plus a per diem payment for each inmate housed in the facility in excess of 90% of the design capacity, provided that during a twenty-six week ramp period the minimum payment is based on the greater of the number of inmates actually at the facility or 90% of the beds available pursuant to the ramp schedule. In 2008, CCA purchased land in Trousdale County and began preparing the site for the development of a correctional facility. Total cost of the project is estimated at approximately $140.0 million to $145.0 million, including $31.1 million invested to date. Construction is expected to be completed in the fourth quarter of 2015.

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

In April 2014, the FASB issued ASU 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity”, which changed the criteria for reporting a discontinued operation. Specifically, ASU 2014-08 changed the current definition of “discontinued operations” so that only disposals of components that represent a strategic shift that has (or will have) a major effect on an entity’s operations and financial results qualify for discontinued operations reporting. ASU 2014-08 also expanded the disclosure requirements for discontinued operations and requires new disclosures related to a disposal of an individually significant component of an entity that does not qualify for discontinued operations reporting. ASU 2014-08 is effective for interim and annual periods beginning after December 15, 2014, requires prospective application, and permits early adoption beginning in the first quarter of 2014.

CCA elected to early adopt ASU 2014-08 in the first quarter of 2014. Accordingly, under the guidelines of the new ASU 2014-08, the operations of the Bay Correctional Facility, Graceville Correctional Facility, and the Moore Haven Correctional Facility in Florida were not reported as discontinued operations upon expiration of the contracts effective January 31, 2014. In addition, the operation of the Idaho Correctional Center will not be reported as a discontinued operation upon expiration of the contract effective July 1, 2014, as CCA concluded that the four facilities do not meet the new definition of a discontinued operation and that they were not individually significant components of an entity. However, operations of terminated contracts that previously qualified as discontinued operations before January 1, 2014 will continue to be reported as such in the respective prior periods.

During the second quarter of 2013, CCA announced that the Texas Department of Criminal Justice elected not to renew its contract for the 2,216-bed managed-only Dawson State Jail in Dallas, Texas due to a legislative budget reduction. As a result, upon expiration of the contract in August 2013, CCA ceased operations of the Dawson State Jail. During the second quarter of 2013, CCA also received notification that it was not selected for the continued management of the 1,000-bed managed-only Wilkinson County Correctional Facility in Woodville, Mississippi at the end of the contract on June 30, 2013. There were no results of operations during the three and six months ended June 30, 2014 at these two facilities. The following table summarizes the results of operations for these two facilities for the three and six months ended June 30, 2013 (in thousands):

	For the Three Months Ended June 30, 2013	For the Six Months Ended June 30, 2013
REVENUE:
Managed-only	$8,976	$17,977

	8,976	17,977

EXPENSES:
Managed-only	10,276	19,584
Depreciation and amortization	422	675
Asset impairments	2,637	2,637

	13,335	22,896

OPERATING LOSS	(4,359)	(4,919)
Other expense	1	1

LOSS FROM DISCONTINUED OPERATIONS BEFORE INCOME TAXES	(4,360)	(4,920)
Income tax benefit	1,621	1,826

LOSS FROM DISCONTINUED OPERATIONS, NET OF TAXES	$(2,739)	$(3,094)

There were no assets and $0.4 million of accounts payable and accrued expenses associated with discontinued operations as of June 30, 2014. There were $15,000 of current assets and $0.9 million of accounts payable and accrued expenses associated with discontinued operations as of December 31, 2013.

6.	DEBT

Debt outstanding as of June 30, 2014 and December 31, 2013 consists of the following (in thousands):

	June 30, 2014	December 31, 2013
Revolving Credit Facility, principal due at maturity in December 2017; interest payable periodically at variable interest rates. The weighted average rate at June 30, 2014 and December 31, 2013 was 1.9% and 1.7%, respectively.	$520,000	$530,000
4.625% Senior Notes, principal due at maturity in May 2023; interest payable semi-annually in May and November at 4.625%.	350,000	350,000
4.125% Senior Notes, principal due at maturity in April 2020; interest payable semi-annually in April and October at 4.125%.	325,000	325,000

	$1,195,000	$1,205,000

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

Based on CCA’s current leverage ratio, loans under the $900.0 Million Revolving Credit Facility currently bear interest at the base rate plus a margin of 0.75% or at LIBOR plus a margin of 1.75%, and a commitment fee equal to 0.35% of the unfunded balance. The $900.0 Million Revolving Credit Facility also has a $50.0 million sublimit for the issuance of standby letters of credit. As of June 30, 2014, CCA had $520.0 million in borrowings under the $900.0 Million Revolving Credit Facility as well as $16.3 million in letters of credit outstanding resulting in $363.7 million available under the $900.0 Million Revolving Credit Facility.

The $900.0 Million Revolving Credit Facility is secured by a pledge of all of the capital stock of CCA’s domestic subsidiaries, 65% of the capital stock of CCA’s foreign subsidiaries, all of CCA’s accounts receivable, and all of CCA’s deposit accounts. The $900.0 Million Revolving Credit Facility requires CCA to meet certain financial covenants, including, without limitation, a maximum total leverage ratio, a maximum secured leverage ratio, and a minimum fixed charge coverage ratio. As of June 30, 2014, CCA was in compliance with all such covenants. In addition, the $900.0 Million Revolving Credit Facility contains certain covenants that, among other things, limit the incurrence of additional indebtedness, acquisitions and other investments, payment of dividends and other customary restricted payments, transactions with affiliates, asset sales, mergers and consolidations, liquidations, prepayments and modifications of other indebtedness, liens and other encumbrances and other matters customarily restricted in such agreements. In addition, the $900.0 Million Revolving Credit Facility is subject to certain cross-default provisions with terms of CCA’s other indebtedness, and is subject to acceleration upon the occurrence of a change control.

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

7.	STOCKHOLDERS’ EQUITY

Dividends on Common Stock

During 2013 and the first six months of 2014, CCA’s Board of Directors declared the following quarterly dividends on its common stock:

Declaration Date	Record Date	Payable Date	Per Share
February 22, 2013	April 3, 2013	April 15, 2013	$0.53
May 16, 2013	July 3, 2013	July 15, 2013	$0.48
August 16, 2013	October 2, 2013	October 15, 2013	$0.48
December 12, 2013	January 2, 2014	January 15, 2014	$0.48
February 20, 2014	April 2, 2014	April 15, 2014	$0.51
May 15, 2014	July 2, 2014	July 15, 2014	$0.51

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

Stock Options

In the first six months of 2014 and during 2013, CCA elected not to issue stock options to its non-employee directors, officers, and executive officers as it had in years prior to 2013 and instead elected to issue all of its equity compensation in the form of restricted common stock and common stock units as described below. However, CCA continues to recognize stock option expense during the vesting period of stock options awarded in prior years. During the three months ended June 30, 2014 and 2013, CCA expensed $0.4 million and $0.7 million, respectively, net of estimated forfeitures, relating to its outstanding stock options, all of which was charged to general and administrative expenses. During the six months ended June 30, 2014 and 2013, CCA expensed $1.0 million and $1.7 million, respectively, net of estimated forfeitures, relating to its outstanding stock options, all of which was charged to general and administrative expenses. As of June 30, 2014, options to purchase 2.3 million shares of common stock were outstanding with a weighted average exercise price of $19.88.

Restricted Stock and Restricted Stock Units

During the first six months of 2014, CCA issued 546,000 shares of restricted common stock units (“RSUs”) to certain of its employees and non-employee directors, with an aggregate fair value of $17.7 million, including 476,000 RSUs to employees and non-employee directors whose compensation is charged to general and administrative expense and 70,000 RSUs to employees whose compensation is charged to operating expense. During 2013, CCA issued 423,000 shares of restricted common stock and RSUs to certain of its employees and non-employee directors, with an aggregate fair value of $15.6 million, including 378,000 restricted shares or RSUs to employees and non-employee directors whose compensation is charged to general and administrative expense and 45,000 restricted shares to employees whose compensation is charged to operating expense.

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

During the three months ended June 30, 2014, CCA expensed $3.2 million, net of forfeitures, relating to restricted common stock and RSUs ($0.4 million of which was recorded in operating expenses and $2.8 million of which was recorded in general and administrative expenses). During the three months ended June 30, 2013, CCA expensed $2.5 million, net of forfeitures, relating to restricted common stock and RSUs ($0.3 million of which was recorded in operating expenses and $2.2 million of which was recorded in general and administrative expenses.)

During the six months ended June 30, 2014, CCA expensed $5.9 million, net of forfeitures, relating to restricted common stock and RSUs ($0.7 million of which was recorded in operating expenses and $5.2 million of which was recorded in general and administrative expenses). During the six months ended June 30, 2013, CCA expensed $4.7 million, net of forfeitures, relating to restricted common stock and RSUs ($0.6 million of which was recorded in operating expenses and $4.1 million of which was recorded in general and administrative expenses). As of June 30, 2014, approximately 1.0 million shares of restricted common stock and RSUs remained outstanding and subject to vesting.

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

A reconciliation of the numerator and denominator of the basic earnings per share computation to the numerator and denominator of the diluted earnings per share computation is as follows (in thousands, except per share data):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
NUMERATOR
Basic:
Income from continuing operations	$55,732	$23,168	$107,470	$204,615
Loss from discontinued operations, net of taxes	—	(2,739)	—	(3,094)

Net income	$55,732	$20,429	$107,470	$201,521

Diluted:
Income from continuing operations	$55,732	$23,168	$107,470	$204,615
Loss from discontinued operations, net of taxes	—	(2,739)	—	(3,094)

Diluted net income	$55,732	$20,429	$107,470	$201,521

DENOMINATOR
Basic:
Weighted average common shares outstanding	116,114	107,400	115,944	103,755

Diluted:
Weighted average common shares outstanding	116,114	107,400	115,944	103,755
Effect of dilutive securities:
Stock options	835	1,284	899	1,420
Restricted stock-based compensation	247	307	236	258

Weighted average shares and assumed conversions	117,196	108,991	117,079	105,433

BASIC EARNINGS PER SHARE:
Income from continuing operations	$0.48	$0.22	$0.93	$1.97
Loss from discontinued operations, net of taxes	—	(0.03)	—	(0.03)

Net income	$0.48	$0.19	$0.93	$1.94

DILUTED EARNINGS PER SHARE:
Income from continuing operations	$0.48	$0.21	$0.92	$1.94
Loss from discontinued operations, net of taxes	—	(0.02)	—	(0.03)

Net income	$0.48	$0.19	$0.92	$1.91

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

Approximately 16,000 and 15,000 stock options were excluded from the computations of diluted earnings per share for the three months ended June 30, 2014 and 2013, respectively, because they were anti-dilutive. Approximately 16,000 and 14,000 stock options were excluded from the computations of diluted earnings per share for the six months ended June 30, 2014 and 2013, respectively, because they were anti-dilutive.

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

In connection with the issuance of the revenue bonds, CCA is obligated, under a debt service deficit agreement, to pay the trustee of the bond’s trust indenture (the “Trustee”) amounts necessary to pay any debt service deficits consisting of principal and interest requirements (outstanding principal balance of $23.9 million at June 30, 2014 plus future interest payments). In the event the state of Tennessee, which is currently utilizing the facility to house certain inmates, exercises its option to purchase the correctional facility, CCA is also obligated to pay the difference between principal and interest owed on the bonds on the date set for the redemption of the bonds and amounts paid by the state of Tennessee for the facility plus all other funds on deposit with the Trustee and available for redemption of the bonds. Ownership of the facility reverts to the state of Tennessee in 2017 at no cost. Therefore, CCA does not currently believe the state of Tennessee will exercise its option to purchase the facility. At June 30, 2014, the outstanding principal balance of the bonds exceeded the purchase price option by $10.5 million.

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

CCA recorded an income tax expense of $2.1 million and $3.4 million for the three and six months ended June 30, 2014, respectively. CCA recorded an income tax benefit of $3.4 million and $137.8 million for the three and six months ended June 30, 2013, respectively. The income tax benefit in 2013 is primarily a result of the aforementioned revaluation of deferred tax assets and liabilities during the first quarter of 2013 associated with the election to be taxed as a REIT effective January 1, 2013. The income tax benefit in 2013 was also a result of certain income tax benefits recorded during both the first and second quarters related to expenses associated with debt refinancing transactions, tax credits, and certain tax planning strategies implemented during 2013. As a REIT, CCA is entitled to a deduction for dividends paid, resulting in a substantial reduction in the amount of federal income tax expense it recognizes. Substantially all of CCA’s income tax expense will be incurred based on the earnings generated by its TRSs.

CCA’s overall effective tax rate is estimated based on its current projection of taxable income primarily generated in its TRSs. The Company’s consolidated effective tax rate could fluctuate in the future based on changes in these estimates, the relative amounts of taxable income generated between the TRSs and the REIT, the implementation of additional tax planning strategies, changes in federal or state tax rates or laws affecting tax credits available to the Company, changes in other tax laws, changes in estimates related to uncertain tax positions, or changes in state apportionment factors, as well as changes in the valuation allowance applied to the Company’s deferred tax assets that are based primarily on the amount of state net operating losses and tax credits that could expire unused.

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

CCA had no liabilities recorded for uncertain tax positions as of June 30, 2014. CCA recognizes interest and penalties related to unrecognized tax positions in income tax expense. CCA does not currently anticipate that the total amount of unrecognized tax positions will significantly increase or decrease in the next twelve months.

11.	SEGMENT REPORTING

As of June 30, 2014, CCA owned and managed 49 correctional and detention facilities, and managed 13 correctional and detention facilities it did not own. In addition, CCA owned three facilities that it leased to third-party operators. Management views CCA’s operating results in two reportable segments: (1) owned and managed correctional and detention facilities and (2) managed-only correctional and detention facilities. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies in the notes to consolidated financial statements included in CCA’s 2013 Form 10-K. Owned and managed facilities include the operating results of those facilities placed into service that were owned or controlled via a long-term lease and managed by CCA. Managed-only facilities include the operating results of those facilities owned by a third party and managed by CCA. CCA measures the operating performance of each facility within the above two reportable segments, without differentiation, based on facility net operating income. CCA defines facility net operating income as a facility’s operating income or loss from operations before interest, taxes, asset impairments, depreciation, and amortization. Since each of CCA’s facilities within the two reportable segments exhibit similar economic characteristics, provide similar services to governmental agencies, and operate under a similar set of operating procedures and regulatory guidelines, the facilities within the identified segments have been aggregated and reported as one reportable segment.

The revenue and facility net operating income for the reportable segments and a reconciliation to CCA’s operating income is as follows for the three and six months ended June 30, 2014 and 2013 (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
Revenue:
Owned and managed	$340,024	$348,608	$674,936	$690,101
Managed-only	60,328	75,310	124,331	149,622

Total management revenue	400,352	423,918	799,267	839,723

Operating expenses:
Owned and managed	227,679	234,648	455,327	463,903
Managed-only	53,836	64,812	112,281	129,554

Total operating expenses	281,515	299,460	567,608	593,457

Facility net operating income:
Owned and managed	112,345	113,960	219,609	226,198
Managed-only	6,492	10,498	12,050	20,068

Total facility net operating income	118,837	124,458	231,659	246,266

Other revenue (expense):
Rental and other revenue	10,342	1,087	15,649	2,005
Other operating expense	(6,095)	(4,541)	(7,382)	(8,766)
General and administrative	(26,559)	(25,360)	(51,951)	(56,592)
Depreciation and amortization	(28,752)	(27,675)	(57,136)	(55,052)
Asset impairments	(2,238)	—	(2,238)	—

Operating income	$65,535	$67,969	$128,601	$127,861

The following table summarizes capital expenditures including accrued amounts for the reportable segments for the three and six months ended June 30, 2014 and 2013 (amounts in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
Capital expenditures:
Owned and managed	$23,851	$15,023	$49,471	$23,342
Managed-only	767	737	1,399	1,405
Corporate and other	1,845	1,361	2,877	2,891
Discontinued operations	—	(214)	—	72

Total capital expenditures	$26,463	$16,907	$53,747	$27,710

The assets for the reportable segments are as follows (amounts in thousands):

	June 30, 2014	December 31, 2013
Assets:
Owned and managed	$2,612,954	$2,715,719
Managed-only	70,207	81,551
Corporate and other	290,333	210,140
Discontinued operations	—	15

Total assets	$2,973,494	$3,007,425

12.	CONDENSED CONSOLIDATING FINANCIAL STATEMENTS OF THE COMPANY AND SUBSIDIARIES

The following condensed consolidating financial statements of the Company and subsidiaries have been prepared pursuant to Rule 3-10 of Regulation S-X. These condensed consolidating financial statements have been prepared from CCA’s financial information on the same basis of accounting as the consolidated financial statements. On December 31, 2012 CCA transferred certain real estate assets and contracts from certain of its subsidiaries to the Company (as the parent company). Accordingly, the Company (as the parent corporation to its subsidiaries) which heretofore had no independent assets or operations (as defined under Rule 3-10(f) of Regulation S-X) maintains its own independent assets as of June 30, 2014 and December 31, 2013.

CONDENSED CONSOLIDATING BALANCE SHEET

As of June 30, 2014

(in thousands)

	Parent	Combined Subsidiary Guarantors	Consolidating Adjustments and Other	Total Consolidated Amounts
ASSETS
Cash and cash equivalents	$15,293	$31,322	$—	$46,615
Accounts receivable, net of allowance	211,830	183,369	(148,305)	246,894
Current deferred tax assets	4	6,347	—	6,351
Prepaid expenses and other current assets	4,330	34,292	(9,615)	29,007

Total current assets	231,457	255,330	(157,920)	328,867
Property and equipment, net	2,451,128	87,868	—	2,538,996
Restricted cash	1,016	1,591	—	2,607
Investment in direct financing lease	4,382	—	—	4,382
Goodwill	—	16,110	—	16,110
Non-current deferred tax assets	—	6,434	(559)	5,875
Other assets	254,542	47,474	(225,359)	76,657

Total assets	$2,942,525	$414,807	$(383,838)	$2,973,494

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued expenses	$245,998	$149,325	$(157,885)	$237,438
Income taxes payable	32	644	—	676
Current liabilities of discontinued operations	—	370	—	370

Total current liabilities	246,030	150,339	(157,885)	238,484
Long-term debt	1,195,000	115,000	(115,000)	1,195,000
Deferred tax liabilities	559	—	(559)	—
Other liabilities	1,306	39,074	—	40,380

Total liabilities	1,442,895	304,413	(273,444)	1,473,864

Total stockholders’ equity	1,499,630	110,394	(110,394)	1,499,630

Total liabilities and stockholders’ equity	$2,942,525	$414,807	$(383,838)	$2,973,494

CONDENSED CONSOLIDATING BALANCE SHEET

As of December 31, 2013

(in thousands)

	Parent	Combined Subsidiary Guarantors	Consolidating Adjustments and Other	Total Consolidated Amounts
ASSETS
Cash and cash equivalents	$31,647	$46,262	$—	$77,909
Accounts receivable, net of allowance	203,018	178,894	(136,955)	244,957
Current deferred tax assets	2	9,239	—	9,241
Prepaid expenses and other current assets	7,580	22,856	(9,824)	20,612
Current assets of discontinued operations	—	15	—	15

Total current assets	242,247	257,266	(146,779)	352,734
Property and equipment, net	2,450,028	96,585	—	2,546,613
Restricted cash	1,016	4,573	—	5,589
Investment in direct financing lease	5,473	—	—	5,473
Goodwill	—	16,110	—	16,110
Non-current deferred tax assets	—	3,633	(555)	3,078
Other assets	245,028	45,149	(212,349)	77,828

Total assets	$2,943,792	$423,316	$(359,683)	$3,007,425

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued expenses	$234,277	$164,745	$(146,745)	$252,277
Income taxes payable	—	1,243	—	1,243
Current liabilities of discontinued operations	—	886	—	886

Total current liabilities	234,277	166,874	(146,745)	254,406
Long-term debt	1,205,000	115,000	(115,000)	1,205,000
Deferred tax liabilities	555	—	(555)	—
Other liabilities	1,453	44,059	—	45,512

Total liabilities	1,441,285	325,933	(262,300)	1,504,918

Total stockholders’ equity	1,502,507	97,383	(97,383)	1,502,507

Total liabilities and stockholders’ equity	$2,943,792	$423,316	$(359,683)	$3,007,425

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the three months ended June 30, 2014

(in thousands)

	Parent	Combined Subsidiary Guarantors	Consolidating Adjustments and Other	Total Consolidated Amounts
REVENUES	$314,311	$314,508	$(218,125)	$410,694

EXPENSES:
Operating	225,389	280,346	(218,125)	287,610
General and administrative	8,253	18,306	—	26,559
Depreciation and amortization	20,108	8,644	—	28,752
Asset impairments	2,238	—	—	2,238

	255,988	307,296	(218,125)	345,159

OPERATING INCOME	58,323	7,212	—	65,535

OTHER (INCOME) EXPENSE:
Interest expense (income), net	8,809	(445)	—	8,364
Other (income) expense	(125)	(449)	(39)	(613)

	8,684	(894)	(39)	7,751

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	49,639	8,106	39	57,784
Income tax benefit (expense)	86	(2,138)	—	(2,052)

INCOME FROM CONTINUING OPERATIONS	49,725	5,968	39	55,732
Income from equity in subsidiaries	6,007	—	(6,007)	—

NET INCOME	$55,732	$5,968	$(5,968)	$55,732

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the three months ended June 30, 2013

(in thousands)

	Parent	Combined Subsidiary Guarantors	Consolidating Adjustments and Other	Total Consolidated Amounts
REVENUES	$318,939	$336,738	$(230,672)	$425,005

EXPENSES:
Operating	237,181	297,492	(230,672)	304,001
General and administrative	8,086	17,274	—	25,360
Depreciation and amortization	18,936	8,739	—	27,675

	264,203	323,505	(230,672)	357,036

OPERATING INCOME	54,736	13,233	—	67,969

OTHER (INCOME) EXPENSE:
Interest expense, net	10,621	1,291	—	11,912
Expenses associated with debt refinancing transactions	28,386	7,917	—	36,303
Other (income) expense	(1)	(17)	(19)	(37)

	39,006	9,191	(19)	48,178

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	15,730	4,042	19	19,791
Income tax benefit (expense)	(13)	3,390	—	3,377

INCOME FROM CONTINUING OPERATIONS	15,717	7,432	19	23,168
Income from equity in subsidiaries	4,712	—	(4,712)	—
Loss from discontinued operations, net of taxes	—	(2,739)	—	(2,739)

NET INCOME	$20,429	$4,693	$(4,693)	$20,429

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the six months ended June 30, 2014

(in thousands)

	Parent	Combined Subsidiary Guarantors	Consolidating Adjustments and Other	Total Consolidated Amounts
REVENUES	$620,559	$625,755	$(431,398)	$814,916

EXPENSES:
Operating	445,094	561,294	(431,398)	574,990
General and administrative	16,929	35,022	—	51,951
Depreciation and amortization	39,877	17,259	—	57,136
Asset impairments	2,238	—	—	2,238

	504,138	613,575	(431,398)	686,315

OPERATING INCOME	116,421	12,180	—	128,601

OTHER (INCOME) EXPENSE:
Interest expense, net	17,411	1,301	—	18,712
Other (income) expense	(163)	(528)	(309)	(1,000)

	17,248	773	(309)	17,712

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	99,173	11,407	309	110,889
Income tax expense	(134)	(3,285)	—	(3,419)

INCOME FROM CONTINUING OPERATIONS	99,039	8,122	309	107,470
Income from equity in subsidiaries	8,431	—	(8,431)	—

NET INCOME	$107,470	$8,122	$(8,122)	$107,470

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the six months ended June 30, 2013

(in thousands)

	Parent	Combined Subsidiary Guarantors	Consolidating Adjustments and Other	Total Consolidated Amounts
REVENUES	$632,376	$669,731	$(460,379)	$841,728

EXPENSES:
Operating	471,841	590,761	(460,379)	602,223
General and administrative	17,695	38,897	—	56,592
Depreciation and amortization	37,587	17,465	—	55,052

	527,123	647,123	(460,379)	713,867

OPERATING INCOME	105,253	22,608	—	127,861

OTHER (INCOME) EXPENSE:
Interest expense, net	20,716	3,762	—	24,478
Expenses associated with debt refinancing transactions	28,563	7,965	—	36,528
Other (income) expense	320	(218)	(38)	64

	49,599	11,509	(38)	61,070

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	55,654	11,099	38	66,791
Income tax benefit (expense)	138,198	(374)	—	137,824

INCOME FROM CONTINUING OPERATIONS	193,852	10,725	38	204,615
Income from equity in subsidiaries	7,669	—	(7,669)	—
Loss from discontinued operations, net of taxes	—	(3,094)	—	(3,094)

NET INCOME	$201,521	$7,631	$(7,631)	$201,521

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the six months ended June 30, 2014

(in thousands)

	Parent	Combined Subsidiary Guarantors	Consolidating Adjustments And Other	Total Consolidated Amounts
Net cash provided by (used in) operating activities	$147,625	$(13,719)	$—	$133,906
Net cash used in investing activities	(36,097)	(5,810)	—	(41,907)
Net cash provided by (used in) financing activities	(127,882)	4,579	—	(123,303)

Net decrease in cash and cash equivalents	(16,354)	(14,950)	—	(31,304)
CASH AND CASH EQUIVALENTS, beginning of period	31,647	46,272	—	77,919

CASH AND CASH EQUIVALENTS, end of period	$15,293	$31,322	$—	$46,615

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the six months ended June 30, 2013

(in thousands)

	Parent	Combined Subsidiary Guarantors	Consolidating Adjustments And Other	Total Consolidated Amounts
Net cash provided by (used in) operating activities	$(57,630)	$240,489	$—	$182,859
Net cash used in investing activities	(21,146)	(7,592)	—	(28,738)
Net cash provided by (used in) financing activities	87,747	(266,890)	—	(179,143)

Net increase (decrease) in cash and cash equivalents	8,971	(33,993)	—	(25,022)
CASH AND CASH EQUIVALENTS, beginning of period	—	62,897	—	62,897

CASH AND CASH EQUIVALENTS, end of period	$8,971	$28,904	$—	$37,875

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

This quarterly report on Form 10-Q contains statements as to our beliefs and expectations of the outcome of future events that are forward-looking statements as defined within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of current or historical fact contained herein, including statements regarding our future financial position, business strategy, budgets, projected costs and plans, and objectives of management for future operations, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “estimate,” “expect,” “intend,” “may,” “plan,” “projects,” “will,” and similar expressions, as they relate to us, are intended to identify forward-looking statements. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from the statements made. These include, but are not limited to, the risks and uncertainties associated with:

•	general economic and market conditions, including the impact governmental budgets can have on our per diem rates and occupancy;

•	fluctuations in operating results because of, among other things, changes in occupancy levels, competition, increases in costs of operations, fluctuations in interest rates, and risks of operations;

•	changes in the privatization of the corrections and detention industry and the public acceptance of our services;

•	our ability to obtain and maintain correctional facility management contracts, including, but not limited to, sufficient governmental appropriations, contract compliance, effects of inmate disturbances, and the timing of the opening of new facilities and the commencement of new management contracts as well as our ability to utilize current available beds and new capacity as development and expansion projects are completed;

•	increases in costs to develop or expand correctional facilities that exceed original estimates, or the inability to complete such projects on schedule as a result of various factors, many of which are beyond our control, such as weather, labor conditions, and material shortages, resulting in increased construction costs;

•	changes in government policy and in legislation and regulation of the corrections and detention industry that adversely affect our business, including, but not limited to, California’s utilization of out-of-state private correctional capacity, and the impact of any changes to immigration reform and sentencing laws (Our policy prohibits us from engaging in lobbying or advocacy efforts that would influence enforcement efforts, parole standards, criminal laws, and sentencing policies.);

•	our ability to meet and maintain qualification for taxation as a real estate investment trust (“REIT”); and

•	the availability of debt and equity financing on terms that are favorable to us.

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

OVERVIEW

The Company

We currently own or control 52 correctional and detention facilities and manage an additional 12 facilities owned by our government partners, with a total design capacity of approximately 84,500 beds in 19 states and the District of Columbia. We are a Real Estate Investment Trust (“REIT”) specializing in owning, operating, and managing prisons and other correctional facilities and providing inmate residential, community re-entry, and prisoner transportation services for governmental agencies. In addition to providing the fundamental residential services relating to inmates, our facilities offer a variety of rehabilitation and educational programs, including basic education, faith-based services, life skills and employment training and substance abuse treatment. These services are intended to reduce recidivism and to prepare inmates for their successful re-entry into society upon their release. We also provide or make available to inmates certain health care (including medical, dental and mental health services), food services and work and recreational programs.

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

As a REIT, we generally are not subject to federal income taxes on our REIT taxable income and gains that we distribute to our stockholders, including the income derived from providing prison bed capacity and dividends we earn from our TRSs. However, our TRSs will be required to pay income taxes on their earnings at regular corporate income tax rates.

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

Asset impairments. The primary risk we face for asset impairment charges, excluding goodwill, is associated with correctional facilities we own. As of June 30, 2014, we had $2.5 billion in total property and equipment, including $153.2 million in long-lived assets, excluding equipment, at nine idled facilities. The impairment analyses we performed for each of these facilities excluded the net book value of equipment, as a substantial portion of the equipment is transferrable to other company-owned facilities without significant cost. From the date each facility became idle, the idled facilities incurred combined operating expenses of $4.4 million and $3.3 million for the six months ended June 30, 2014 and 2013, respectively. The 2014 amount excludes expenses incurred in connection with the activation of the Diamondback Correctional Facility which began in the third quarter of 2013 and continued until the second quarter of 2014 when we made the decision to re-idle the facility, as further described hereafter.

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

We are currently negotiating terms of a purchase and sale agreement with a third party to purchase our currently idle Houston Educational Facility in Houston, Texas for $4.5 million. The Houston Educational Facility is one of our idle non-core assets that was previously leased to a charter school operator. We expect to sign a purchase and sale agreement with the prospective buyer during the third quarter of 2014, and we expect to close on the sale during the fourth quarter of 2014. The net book value of this idle facility prior to the evaluation for impairment was $6.4 million and, as a result of the impairment indicator resulting from the potential sale of the facility, we recorded an impairment of $2.2 million during the second quarter of 2014 to write-down the book value of the facility to the estimated fair value as of June 30, 2014. The potential sale price was used as a proxy for the fair value of the facility. We continue to evaluate potential customers and strategic alternatives for our three other non-core idle facilities, the Shelby Training Center, Queensgate Correctional Facility, and Mineral Wells Pre-Parole Transfer Facility. We consider these facilities to be non-core because they were designed for uses other than for adult secure correctional purposes.

Our impairment evaluations also take into consideration our historical experience in securing new management contracts to utilize facilities that had been previously idled for periods comparable to or in excess of the periods that our currently idle facilities have been idle. Such previously idled facilities are currently being operated under contracts that generate cash flows resulting in the recoverability of the net book value of the previously idled facilities by substantial amounts. Due to a variety of factors, the lead time to negotiate contracts with our federal and state partners to utilize idle bed capacity is generally lengthy and has historically resulted in periods of idleness similar to the ones we are currently experiencing at our idle facilities. As a result of our analyses, and with the exception of our Houston Educational Facility, we determined each of these assets to have recoverable values in excess of the corresponding carrying values. However, we can provide no assurance that we will be able to secure agreements to utilize our idle facilities, or that we will not incur impairment charges in the future.

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

Goodwill impairments. As of June 30, 2014, we had $16.1 million of goodwill related to certain of our managed-only facilities, a facility we lease, and our acquisition of Correctional Alternatives, Inc. (“CAI”) in the third quarter of 2013. We evaluate the carrying value of goodwill during the fourth quarter of each year, in connection with our annual budgeting process, and whenever circumstances indicate the carrying value of goodwill may not be recoverable. Such circumstances primarily include, but are not limited to, the termination of a management contract or a significant decrease in inmate populations within a reporting unit.

In September 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-08 that gives companies the option to perform a qualitative assessment that may allow them to skip the annual two-step impairment test. Under the amendments in ASU 2011-08, a company has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. If the two-step impairment test is required, we determine the fair value of a reporting unit using a collaboration of various common valuation techniques, including market multiples and discounted cash flows. We evaluated our goodwill for impairment in the fourth quarter of 2013 by using the qualitative factors described in ASU 2011-08 and concluded that it was not more likely than not that the fair value of our reporting units was less than the carrying amounts thus allowing us to forego the two-step impairment test. We do not expect our estimates or assumptions used in this analysis to change in the near term such that they would trigger an impairment of goodwill, except for notification of a contract termination or non-renewal of a contract by a customer at a managed-only facility with goodwill. Each of these techniques requires considerable judgment and estimations which could change in the future.

Self-funded insurance reserves. As of June 30, 2014, we had $32.0 million in accrued liabilities for employee health, workers’ compensation, and automobile insurance claims. We are significantly self-insured for employee health, workers’ compensation, and automobile liability insurance claims. As such, our insurance expense is largely dependent on claims experience and our ability to control our claims. We have consistently accrued the estimated liability for employee health insurance claims based on our history of claims experience and the estimated time lag between the incident date and the date we pay the claims. We have accrued the estimated liability for workers’ compensation claims based on an actuarial valuation of the outstanding liabilities, discounted to the net present value of the outstanding liabilities, using a combination of actuarial methods used to project ultimate losses, and our automobile insurance claims based on estimated development factors on claims incurred. The liability for employee health, workers’ compensation, and automobile insurance includes estimates for both claims incurred and for claims incurred but not reported. These estimates could change in the future. It is possible that future cash flows and results of operations could be materially affected by changes in our assumptions, new developments, or by the effectiveness of our strategies.

Legal reserves. As of June 30, 2014, we had $4.9 million in accrued liabilities related to certain legal proceedings in which we are involved. We have accrued our best estimate of the probable costs for the resolution of these claims based on a range of potential outcomes. In addition, we are subject to current and potential future legal proceedings for which little or no accrual has been reflected because our current assessment of the potential exposure is nominal. These estimates have been developed in consultation with our General Counsel’s office and, as appropriate, outside counsel handling these matters, and are based upon an analysis of potential results, assuming a combination of litigation and settlement strategies. It is possible that future cash flows and results of operations could be materially affected by changes in our assumptions, new developments, or by the effectiveness of our strategies.

RESULTS OF OPERATIONS

Our results of operations are impacted by the number of facilities we owned and managed, the number of facilities we managed but did not own, the number of facilities we leased to other operators, and the facilities we owned that were not in operation. The following table sets forth the changes in the number of facilities operated for the periods presented:

	Effective Date	Owned and Managed	Managed Only	Leased	Total
Facilities as of December 31, 2012		47	20	2	69

Reclassification of Elizabeth Detention Center as owned and managed from managed-only	January 2013	1	(1)	—	—
Reclassification of North Georgia Detention Center as owned and managed from managed-only	January 2013	1	(1)	—	—
Termination of the management contract for the Wilkinson County Correctional Facility	June 2013	—	(1)	—	(1)
Acquisition of CAI	July 2013	2	—	—	2
Termination of the management contract for the Dawson State Jail	August 2013	—	(1)	—	(1)
Assignment of the contract at the Bridgeport Pre-Parole Transfer Facility	September 2013	(1)	—	1	—
Lease of the California City Correctional Center	December 2013	(1)	—	1	—

Facilities as of December 31, 2013		49	16	4	69

Reclassification of Houston Educational Facility as owned and managed from leased	January 2014	1	—	(1)	—
Termination of the management contracts for the Bay, Graceville and Moore Haven Correctional Facilities	January 2014	—	(3)	—	(3)
Termination of the contract at the North Georgia Detention Center	February 2014	(1)	—	—	(1)

Facilities as of June 30, 2014		49	13	3	65

Three and Six Months Ended June 30, 2014 Compared to the Three and Six Months Ended June 30, 2013

Net income was $55.7 million, or $0.48 per diluted share, for the three months ended June 30, 2014, compared with net income of $20.4 million, or $0.19 per diluted share, for the three months ended June 30, 2013. During the six months ended June 30, 2014, we generated net income of $107.5 million, or $0.92 per diluted share, compared with net income of $201.5 million, or $1.91 per diluted share, for the six months ended June 30, 2013.

Net income was negatively impacted during the three and six months ended June 30, 2014 by the aforementioned $2.2 million asset impairment, net of taxes, or $0.02 per diluted share for both periods, at the Houston Educational Facility. When compared with the same periods in 2013, per share results during the three and six months ended June 30, 2014 were negatively impacted by the issuance of 13.9 million shares of common stock in connection with the payment of a special dividend on May 20, 2013.

Net income was negatively impacted during the three and six months ended June 30, 2013 due to several non-routine items including $34.7 million, net of taxes, or $0.32 per diluted share during the three-month period, and $42.4 million, net of taxes, or $0.40 per diluted share during the six-month period, for expenses associated with debt refinancing transactions and the REIT conversion, as further described hereafter. Net income was also negatively impacted during both the three and six months ended June 30, 2013 by $1.9 million, net of taxes, or $0.02 per diluted share, associated with asset impairments at the managed-only Wilkinson County Correctional Facility due to the contract termination which is being reported in the loss from discontinued operations. Net income was favorably impacted during the first six months of 2013 by the income tax benefit of $137.7 million recorded during the first quarter of 2013, or $1.31 per diluted share, due to the revaluation of certain deferred tax assets and liabilities and other income taxes associated with the REIT conversion effective January 1, 2013. In addition, results for the three and six months ended June 30, 2013 were favorably impacted by a tax benefit of $4.9 million, or $0.05 per share due to certain tax strategies implemented during the second quarter of 2013 that resulted in a further reduction in income taxes. The income tax benefit during the second quarter of 2013 was offset by our decision to provide bonuses totaling $5.0 million, or $0.05 per share before taxes to non-management staff in lieu of merit increases in 2013.

Facility Operations

A key performance indicator we use to measure the revenue and expenses associated with the operation of the facilities we own or manage is expressed in terms of a compensated man-day, which represents the revenue we generate and expenses we incur for one inmate for one calendar day. Revenue and expenses per compensated man-day are computed by dividing facility revenue and expenses by the total number of compensated man-days during the period. A compensated man-day represents a calendar day for which we are paid for the occupancy of an inmate. We believe the measurement is useful because we are compensated for operating and managing facilities at an inmate per-diem rate based upon actual or minimum guaranteed occupancy levels. We also measure our ability to contain costs on a per-compensated man-day basis, which is largely dependent upon the number of inmates we accommodate. Further, per compensated man-day measurements are also used to estimate our potential profitability based on certain occupancy levels relative to design capacity. Revenue and expenses per compensated man-day for all of the facilities placed into service that we owned or managed, exclusive of those discontinued (see further discussion below regarding discontinued operations), were as follows for the three and six months ended June 30, 2014 and 2013:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
Revenue per compensated man-day	$61.95	$60.53	$61.89	$60.54
Operating expenses per compensated man-day:
Fixed expense	32.08	32.90	32.58	32.83
Variable expense	11.28	9.86	11.15	9.96

Total	43.36	42.76	43.73	42.79

Operating income per compensated man-day	$18.59	$17.77	$18.16	$17.75

Operating margin	30.0%	29.4%	29.3%	29.3%

Average compensated occupancy	84.9%	86.2%	84.6%	85.8%

Average available beds	83,674	89,281	84,334	89,281

Average compensated population	71,014	76,956	71,354	76,634

The calculations of expenses per compensated man-day exclude expenses incurred during the three and six months ended June 30, 2014 for the Diamondback facility because of the distorted impact they have on the statistics. The Diamondback expenses were incurred in connection with the activation of the facility in anticipation of a new contract. As further described hereafter, in April 2014, we made the decision to once again idle the facility in the absence of a definitive contract. The de-activation was completed near the end of the second quarter of 2014.

Revenue

Total revenue decreased to $410.7 million for the quarter ended June 30, 2014 from $425.0 million during the second quarter of 2013, while total revenue for the six months ended June 30, 2014 decreased $26.8 million from the comparable period in 2013. Total revenue consists of revenue we generate in the operation and management of correctional and detention facilities, as well as rental revenue generated from facilities we lease to third-party operators, and from our inmate transportation subsidiary.

Total revenue associated with the operation and management of correctional and detention facilities decreased by $23.6 million, or 5.6%, during the second quarter of 2014 compared with the second quarter of 2013. This reduction consisted of a decrease in revenue of approximately $32.7 million caused by a decrease in the average daily compensated population during the second quarter of 2014, partially offset by an increase of 2.3% in average revenue per compensated man-day. Total revenue associated with the operation and management of correctional and detention facilities decreased by $40.5 million, or 4.8%, during the six months ended June 30, 2014 compared with the same period in the prior year. This reduction consisted of a decrease in revenue of approximately $57.9 million caused by a decrease in the average daily compensated population during the six months ended June 30, 2014, partially offset by an increase of 2.2% in average revenue per compensated man-day.

Average daily compensated population decreased 5,942 from 76,956 in the second quarter of 2013 to 71,014 in the second quarter of 2014, while average daily compensated population for the six months ended June 30, 2014 decreased 5,280 from the comparable period in 2013. The decline in average compensated population primarily resulted from the expiration of our contracts at the Bay Correctional Facility, Graceville Correctional Facility, and Moore Haven Correctional Facility, collectively referred to herein as the “Three Florida Facilities”, after the Florida Department of Management Services (“DMS”) awarded the management of these contracts to another operator effective January 31, 2014. In addition, the decline in average compensated population resulted from the idling of our 2,103-bed Mineral Wells facility in the third quarter of 2013 after the Texas Department of Criminal Justice (“TDCJ”) elected not to renew its contract with us. Combined, these four facilities generated net operating losses, or the operating losses from operations before interest, taxes, asset impairments, and depreciation and amortization, of $0.2 million and $0.4 million for the three and six months ended June 30, 2014, respectively, and net operating income of $0.1 million and $1.8 million for the three and six months ended June 30, 2013, respectively. The decline in average compensated population also resulted from the transition of California inmates out of our Red Rock facility during the fourth quarter of 2013 in order to prepare for the receipt of inmates under our new contract with the state of Arizona, as further described hereafter.

Business from our federal customers, including primarily the Federal Bureau of Prisons (“BOP”), the United States Marshals Service (“USMS”), and U.S. Immigration and Customs Enforcement (“ICE”) continues to be a significant component of our business. Our federal customers generated approximately 43% and 44% of our total revenue for the three months ended June 30, 2014 and 2013, respectively, decreasing 5.1%, from $187.7 million during the three months ended June 30, 2013 to $178.1 million during the three months ended June 30, 2014. Federal revenues decreased $17.2 million or 4.7% from $365.8 million for the six months ended June 30, 2013, to $348.6 million for the six months ended June 30, 2014. The reduction in federal revenues in both the three- and six-month periods primarily resulted from the transition of our California City facility, which housed USMS and ICE inmates during the first quarter of 2013, to a lease with the state of California, as further described under Other Facility Related Activity hereafter. The reduction in federal revenues for the six-month period also resulted from a contract adjustment by one of our federal partners previously disclosed in the fourth quarter of 2013. The contract adjustment resulted in an accrual of $13.0 million of revenue and an equal accrual of operating expenses during the fourth quarter of 2013, both of which were revised to $9.0 million during the first quarter of 2014, resulting in the reduction of both revenue and operating expenses by $4.0 million.

State revenues decreased $15.0 million, or 7.3%, from $205.7 million during the second quarter of 2013 to $190.7 million during the second quarter of 2014. State revenues decreased $28.8 million or 7.0% from $413.4 during the six months ended June 30, 2013 to $384.6 million during the same period in 2014. State revenues decreased in both the three- and six-month periods primarily as a result of the expiration of our contracts at the Three Florida Facilities effective January 31, 2014, and the idling of our Mineral Wells and Marion Adjustment Center facilities in the third quarter of 2013. In addition, the decrease in state revenues in both periods was a result of transitioning California inmates out of our Red Rock facility during the fourth quarter of 2013 to prepare the facility for the commencement of a new contract with the state of Arizona on January 1, 2014.

Several of our state partners are projecting modest increases in tax revenues and improvements in their budgets which has resulted in our ability to secure recent per diem increases at certain facilities. However, all of our state partners have balanced budget requirements, which may lead them to further reduce their expenses if their tax revenues, which typically lag the overall economy, do not meet their expectations. Additionally, actions by our federal and state partners to manage their expenses could include reductions in inmate populations through early release programs, alternative sentencing, or inmate transfers from facilities managed by private operators to facilities operated by government jurisdictions. Further, certain government partners have requested, and additional government partners could request, reductions in per diem rates or request that we forego prospective rate increases in the future as methods of addressing the budget shortfalls they may be experiencing. We believe we have been successful in working with our government partners to help them manage their correctional costs while minimizing the financial impact to us, and will continue to provide unique solutions to their correctional needs. We believe the long-term growth opportunities of our business remain very attractive as certain states consider efficiency, savings, and inmate programming opportunities we can provide. Further, we expect our partners to continue to face challenges in developing new facilities and additional capacity which could result in future demand for the solutions that we provide.

Operating Expenses

Operating expenses totaled $287.6 million and $304.0 million for the three months ended June 30, 2014 and 2013, respectively, while operating expenses for the six months ended June 30, 2014 and 2013 totaled $575.0 million and $602.2 million, respectively. Operating expenses consist of those expenses incurred in the operation and management of correctional and detention facilities, as well as at facilities we lease to third-party operators, and for our inmate transportation subsidiary.

Expenses incurred in connection with the operation and management of correctional and detention facilities decreased $17.9 million, or 6.0% during the second quarter of 2014 compared with the same period in 2013. Operating expenses decreased $25.8 million, or 4.4% during the first six months of 2014 compared with the same period in 2013. Most notably, operating expenses decreased as a result of the expiration of our contracts at the Three Florida Facilities effective January 31, 2014, and due to the idling of our Mineral Wells and Marion Adjustment Center facilities in the third quarter of 2013. Further, operating expenses at our Red Rock facility decreased as a result of transitioning California inmates out of the facility during the fourth quarter of 2013 to prepare the facility for the commencement of a new contract with the state of Arizona on January 1, 2014.

Fixed expenses per compensated man-day decreased to $32.08 during the three months ended June 30, 2014 from $32.90 during the three months ended June 30, 2013. Fixed expenses per compensated man-day decreased to $32.58 during the six months ended June 30, 2014 from $32.83 during the same period in 2013. The decrease in fixed expenses in both periods is primarily a result of a decrease in salaries and benefits per compensated man-day. We did not provide wage increases to the majority of our employees in 2013. However, in lieu of a wage increase we elected in the second quarter of 2013 to pay approximately $5.0 million in bonuses to non-management level staff resulting in an increase to salaries and benefits per compensated man-day of $0.71 and $0.36 for the three and six months ended June 30, 2013, respectively. We continually monitor compensation levels very closely along with overall economic conditions and will set wage levels necessary to help ensure the long-term success of our business. In that effort, we elected to provide inflationary wage increases to the majority of our staff effective in July 2014. Salaries and benefits represent the most significant component of fixed operating expenses, representing approximately 65% of our operating expenses during 2013 and 62% for the first six months of 2014.

Variable expenses per compensated man-day increased $1.42 and $1.19, respectively, during the three and six months ended June 30, 2014 from the same periods in the prior year. The increase in both periods was primarily a result of increases in inmate medical costs, travel, and other variable expenses. In addition, the three and six-month periods in 2013 were favorably impacted by the implementation of certain sales tax strategies during the second quarter of 2013 which reduced variable expenses per man-day by $0.33 and $0.17, respectively.

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

During the third quarter of 2013, the state of Idaho reported that they expected to solicit bids for the management of the Idaho Correctional Center upon the expiration of our contract in June 2014. During the third quarter of 2013, we decided not to submit a bid for the continued management of this facility. The state announced in early 2014 that it would assume management of the facility effective July 1, 2014. The transition of our operations to the state of Idaho was completed successfully on July 1, 2014. We generated an operating loss, net of depreciation and amortization, of $1.4 million and $2.8 million at this facility for the three and six months ended June 30, 2014, respectively, and operating income of $0.3 million and $0.5 million at this facility during the three and six months ended June 30, 2013, respectively.

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
Owned and Managed Facilities:
Revenue per compensated man-day	$68.71	$67.95	$68.89	$68.05
Operating expenses per compensated man-day:
Fixed expense	34.18	35.59	34.74	35.40
Variable expense	11.56	10.14	11.45	10.35

Total	45.74	45.73	46.19	45.75

Operating income per compensated man-day	$22.97	$22.22	$22.70	$22.30

Operating margin	33.4%	32.7%	33.0%	32.8%

Average compensated occupancy	82.1%	82.9%	81.7%	82.4%

Average available beds	66,222	67,975	66,222	67,975

Average compensated population	54,384	56,377	54,126	56,028

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
Managed Only Facilities:
Revenue per compensated man-day	$39.86	$40.21	$39.87	$40.12
Operating expenses per compensated man-day:
Fixed expense	25.23	25.51	25.78	25.85
Variable expense	10.35	9.10	10.23	8.89

Total	35.58	34.61	36.01	34.74

Operating income per compensated man-day	$4.28	$5.60	$3.86	$5.38

Operating margin	10.7%	13.9%	9.7%	13.4%

Average compensated occupancy	95.3%	96.6%	95.1%	96.7%

Average available beds	17,452	21,306	18,112	21,306

Average compensated population	16,630	20,579	17,228	20,606

Owned and Managed Facilities

Facility net operating income, or the operating income or loss from operations before interest, taxes, asset impairments, depreciation and amortization, at our owned and managed facilities decreased by $1.6 million, from $114.0 million during the second quarter of 2013 to $112.3 million during the second quarter of 2014, a decrease of 1.4%. Facility net operating income at our owned and managed facilities decreased by $6.6 million, from $226.2 million during the six months ended June 30, 2013 to $219.6 million during the six months ended June 30, 2014, a decrease of 2.9%. The decrease in facility net operating income at our owned and managed facilities during 2014 is largely the result of the change to housing Arizona inmates at our Red Rock facility, which was operating near full capacity in the prior year periods housing California populations. The decrease in facility net operating income was also due in part to incurring activation expenses at our Diamondback facility, as further described herein. Partially offsetting these declines in facility net operating income, the prior year periods included the aforementioned bonuses for non-management level employees during 2013.

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

In May 2011, in response to a lawsuit brought by inmates against the state of California, the U.S. Supreme Court upheld a lower court ruling issued by a three judge panel requiring California to reduce its inmate population to 137.5% of its then current capacity, or to 110,000 inmates. In an effort to meet the Federal court ruling, the fiscal year 2012 budget of the state of California called for a significant reallocation of responsibilities from state government to local jurisdictions, including housing certain lower level inmates that were the responsibility of the State. This realignment plan commenced on October 1, 2011 and has resulted in a reduction in state inmate populations of approximately 28,000 as of June 30, 2014. As of June 30, 2014, the adult inmate population held in state of California institutions totaled approximately 116,000 inmates, which did not include the California inmates held in our out-of-state facilities.

During the third quarter of 2013, California passed legislation providing $315 million in its fiscal year 2014 budget that provides funding for our base contract of approximately 9,000 beds, additional out-of-state capacity over our base contract, as well as to lease prison space in-state in order to meet the 137.5% of capacity cap. Concurrently, the State asked the court to amend its order and provide an extension on the date of compliance in return for adding additional resources toward community-based offender programs that reduce recidivism. The State would pay for the additional programs by redirecting a portion of the monies allocated for additional out-of-state capacity described above. On February 10, 2014, a federal court extended to February 28, 2016 the date by which the state of California must comply with the maximum in-state population capacity rate of 137.5%, originally imposed by the federal court in 2009. The federal court also prohibited the State from increasing the out-of-state capacity beyond our contract of approximately 9,000 beds. We believe the state of California will be working to resolve the overcrowded conditions in-state through utilizing public and/or private in-state facilities and implementing good time credits and other measures to reduce prison populations over the long term. As of June 30, 2014 and 2013, we housed approximately 8,800 and 9,000 inmates, respectively, from the state of California as a solution to overcrowding. Approximately 14% and 12% of our total revenue for the six months ended June 30, 2014 and 2013, respectively, was generated from the CDCR. The revenue generated from the CDCR in 2014 includes those generated at the California City facility under a lease agreement that was effective in the fourth quarter of 2013, as further described hereafter. The reduction or elimination of the use of our out-of-state solutions by the state of California would have a significant adverse impact on our financial position, results of operations, and cash flows.

During the second quarter of 2013, we announced that the TDCJ elected not to renew its contract for our owned and managed 2,103-bed Mineral Wells Pre-Parole Transfer Facility due to a legislative budget reduction. As a result, upon expiration of the contract in August 2013, we ceased operations and idled the Mineral Wells facility. Further, the Kentucky Department of Corrections (“KDOC”) provided us notice during the second quarter of 2013 that it was not going to award a contract under the RFP that would have allowed for the KDOC’s continued use of our owned and managed 826-bed Marion Adjustment Center. We also idled the Marion Adjustment Center following the transfer of the populations during September 2013. These two facilities generated a combined net operating loss of $0.4 million and $0.9 million for the three and six months ended June 30, 2014, respectively, compared with a combined net operating loss of $0.5 million and a combined net operating income of $0.4 million for the three and six months ended June 30, 2013, respectively.

During the third quarter of 2013, we began hiring staff at the Diamondback Correctional Facility in order to reactivate the facility for future operations. Our decision to activate the facility was made as a result of potential need for additional beds by certain state customers. In January 2014, the state of Oklahoma issued a Request For Proposal (“RFP”) for bed capacity in the state of Oklahoma and anticipated that an award announcement would be made in the second quarter of 2014. While the RFP has not been cancelled, when it became evident the contract would not be awarded and commence in the near-term, we made the decision to re-idle the facility. The calculations of expenses per man-day in the preceding table exclude expenses incurred during the three and six months ended June 30, 2014 for the Diamondback facility because of the distorted impact they have on the statistics. The de-activation was completed near the end of the second quarter of 2014.

Managed-Only Facilities

Total revenue at our managed-only facilities decreased $15.0 million from $75.3 million during the second quarter of 2013 to $60.3 million during the second quarter of 2014, and decreased $25.3 million from $149.6 million during the six months ended June 30, 2013 to $124.3 million during the six months ended June 30, 2014. The decrease in revenues during 2014 at our managed-only facilities was largely the result of the aforementioned expiration of our contracts at the Three Florida Facilities effective January 31, 2014. Revenue per compensated man-day decreased slightly to $39.86 from $40.21, or 0.9%, for the second quarter of 2014 compared with the same period in the prior year, and to $39.87 from $40.12, or 0.6%, for the six months ended June 30, 2014 compared with the same period in the prior year. Facility net operating income at our managed-only facilities decreased $4.0 million from $10.5 million during the second quarter of 2013 to $6.5 million during the second quarter of 2014, and decreased $8.0 million from $20.1 million during the six months ended June 30, 2013 to $12.1 million during the six months ended June 30, 2014.

Operating expenses per compensated man-day increased to $35.58 during the second quarter of 2014 from $34.61 during the same period in the prior year, and increased to $36.01 during the six months ended June 30, 2014 from $34.74 during the same period in the prior year largely due to increases in inmate medical costs at managed-only facilities and higher expenses at the Idaho Correctional Center.

During the fourth quarter of 2013, the Florida DMS awarded to another operator contracts to manage the Three Florida Facilities which are owned by the state of Florida. We previously managed these facilities under contracts that expired on January 31, 2014. Accordingly, we transferred operations of these facilities to the new operator upon expiration of the contracts. These three facilities operated at breakeven during the time they were active in 2014 and generated combined facility operating income, net of depreciation and amortization, of $0.5 million and $1.3 million for the three and six months ended June 30, 2013, respectively.

We expect the managed-only business to remain competitive and we will only pursue opportunities in the managed-only segment where we are sufficiently compensated for the risk associated with this competitive business. Further, we may terminate existing contracts from time to time when we are unable to achieve per diem increases that offset increasing expenses and enable us to maintain safe, effective operations. During the three and six months ended June 30, 2014, managed-only facilities generated 5.5% and 5.2%, respectively, of our total facility net operating income compared with 8.4% and 8.1% during the three and six months ended June 30, 2013, respectively.

Other Facility Related Activity

In October 2013, we entered into a lease for our California City Correctional Center with the CDCR. The lease agreement includes a three-year base term that commenced December 1, 2013, with unlimited two-year renewal options upon mutual agreement. Annual rent during the three-year base term is fixed at $28.5 million. After the three-year base term, the rent will be increased annually by the lesser of CPI (Consumer Price Index) or 2%. We are responsible for repairs and maintenance, property taxes and property insurance, while all other aspects and costs of facility operations are the responsibility of the CDCR. We also provided $10.0 million in tenant allowances and improvements.

General and administrative expense

For the three months ended June 30, 2014 and 2013, general and administrative expenses totaled $26.6 million and $25.4 million, respectively, while general and administrative expenses totaled $52.0 million and $56.6 million, respectively, during the six months ended June 30, 2014 and 2013. General and administrative expenses consist primarily of corporate management salaries and benefits, professional fees and other administrative expenses.

General and administrative expenses increased in the three-month period ended June 30, 2014 when compared to the same period in 2013 primarily as a result of increased incentive compensation and professional fees. General and administrative expenses during the six months ended June 30, 2014 included $1.5 million of expenses associated with the write-off of costs in the first quarter of 2014 related to a parcel of land we previously optioned in connection with the construction of the Otay Mesa Detention Center; however, we were able to design a more efficient structure that no longer required this parcel as part of the footprint. General and administrative expenses during the three and six months ended June 30, 2013 included professional fees and expenses of $1.8 million and $9.8 million, respectively, associated with the conversion of our corporate structure to a REIT effective January 1, 2013.

Depreciation and Amortization

For the three months ended June 30, 2014 and 2013, depreciation and amortization expense totaled $28.8 million and $27.7 million, respectively, while depreciation and amortization expense totaled $57.1 million and $55.1 million, respectively, during the six months ended

June 30, 2014 and 2013. The increase in depreciation and amortization expense in both the three- and six-month periods primarily occurred at our Red Rock facility as a result of our new management contract with the Arizona Department of Corrections which was effective January 1, 2014. Our depreciation rate for the facility was adjusted to reflect the terms of the contract which provides the state of Arizona an option to purchase the facility at any time during the twenty-year term of the contract based on an amortization schedule starting with the fair market value and decreasing evenly to zero over the twenty-year term.

Interest expense, net

Interest expense is reported net of interest income and capitalized interest for the three and six months ended June 30, 2014 and 2013. Gross interest expense, net of capitalized interest, was $10.8 million and $12.6 million, respectively, for the three months ended June 30, 2014 and 2013 and was $21.4 million and $25.5 million, respectively, for the six months ended June 30, 2014 and 2013. Gross interest expense is based on outstanding borrowings under our revolving credit facility, our outstanding senior notes, as well as the amortization of loan costs and unused facility fees. We have benefited from relatively low interest rates on our revolving credit facility, which is largely based on the London Interbank Offered Rate (LIBOR). It is possible that LIBOR could increase in the future. The interest rate on our revolving credit facility, which was amended and extended in March 2013, was at a LIBOR plus a margin of 1.50% throughout 2013. The rate increased to LIBOR plus a margin of 1.75% during the first quarter of 2014 pursuant to the terms of the revolving credit facility based on an increase in our leverage ratio. We currently expect the interest rate on our revolving credit facility to remain at LIBOR plus a margin of 1.75% for the remainder of 2014. Our interest expense was lower in the three- and six-month periods in 2014 compared to the same periods in 2013 as we completed several refinancing transactions in the second quarter of 2013, as further described hereafter.

Gross interest income was $2.4 million and $0.6 million for the three months ended June 30, 2014 and 2013, respectively. Gross interest income was $2.7 million and $1.0 million for the six months ended June 30, 2014 and 2013, respectively. Gross interest income is earned on a direct financing lease, notes receivable, investments, and cash and cash equivalents. Interest income generated on investments we hold in a rabbi trust were higher during the three and six months ended June 30, 2014 than prior periods. Capitalized interest was $0.6 million and $0.2 million during the three months ended June 30, 2014 and 2013, respectively. Capitalized interest was $1.0 million and $0.3 million during the six months ended June 30, 2014 and 2013, respectively. Capitalized interest was associated with various construction and expansion projects as further described under “Liquidity and Capital Resources” hereafter.

Expenses associated with debt refinancing transactions

During the three and six months ended June 30, 2013, we reported charges of $36.3 million and $36.5 million, respectively, for the write-off of loan costs and the unamortized discount, and third-party fees and expenses associated with the tender offer for our then outstanding 7.75% senior unsecured notes as further described under “Liquidity and Capital Resources” hereafter.

Income tax expense

During the three and six months ended June 30, 2014, our financial statements reflected an income tax expense of $2.1 million and $3.4 million, respectively. During the three and six months ended June 30, 2013, our financial statements reflected an income tax benefit of $3.4 million and $137.8 million, respectively. The income tax benefit during the six months ended June 30, 2013 was due primarily to a net tax benefit of $137.7 million resulting from the revaluation of certain deferred tax assets and liabilities associated with the REIT conversion effective January 1, 2013. Our effective tax rate was 3.1% during the six months ended June 30, 2014, and was approximately 6.6% during the same period in 2013, excluding the aforementioned net tax benefit and the income tax benefit of certain other items. We expect our annual effective tax rate to be in the range of approximately 5.0% to 7.0%. As a REIT, we are entitled to a deduction for dividends paid, resulting in a substantial reduction in the amount of federal income tax expense we recognize. Substantially all of our income tax expense is incurred based on the earnings generated by our TRSs. Our overall effective tax rate is based on the taxable income primarily generated in our TRSs. Our consolidated effective tax rate could fluctuate in the future based on changes in estimates of taxable income, the relative amounts of taxable income generated between the TRSs and the REIT, the implementation of additional tax planning strategies, changes in federal or state tax rates or laws affecting tax credits available to us, changes in other tax laws, changes in estimates related to uncertain tax positions, or changes in state apportionment factors, as well as changes in the valuation allowance applied to our deferred tax assets that are based primarily on the amount of state net operating losses and tax credits that could expire unused.

Discontinued operations

During the second quarter of 2013, we announced that the TDCJ elected not to renew its contract for the 2,216-bed managed-only Dawson State Jail in Dallas, Texas due to a legislative budget reduction. As a result, upon expiration of the contract in August 2013, we ceased operations of the Dawson State Jail. During the second quarter of 2013, we also received notification that we were not selected for the continued management of the 1,000-bed managed-only Wilkinson County Correctional Facility in Woodville, Mississippi at the end of the contract on June 30, 2013. Accordingly, the results of operations, net of taxes, and the assets and liabilities of the Dawson and Wilkinson facilities have been reported as discontinued operations for all periods presented. The Dawson and Wilkinson facilities operated at a combined loss of $2.7 million and $3.1 million, net of taxes, for the three and six months ended June 30, 2013, respectively, and had no operations during 2014.

In April 2014, the FASB issued ASU 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity”, which changed the criteria for reporting a discontinued operation. Specifically, ASU 2014-08 changed the current definition of “discontinued operations” so that only disposals of components that represent a strategic shift that has (or will have) a major effect on an entity’s operations and financial results qualify for discontinued operations reporting. We elected to early adopt ASU 2014-08 in the first quarter of 2014. Accordingly, under the guidelines of the new ASU 2014-08, the operations of the Three Florida Facilities were not reported as discontinued operations upon expiration of the contracts effective January 31, 2014. In addition, the operation of the Idaho Correctional Center will not be reported as a discontinued operation upon expiration of the contract effective July 1, 2014, as we concluded that the four facilities do not meet the new definition of a discontinued operation and that they were not individually significant components of an entity. Under ASU 2014-08, previously reported discontinued operations are not reclassified as continuing operations even though such operations do not meet the new definition of a discontinued operation.

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

We will also consider opportunities for growth, including, but not limited to, potential acquisitions of businesses within our line of business and those that provide complementary services, provided we believe such opportunities will broaden our market share and/or increase the services we can provide to our customers. On July 31, 2013, we closed on the acquisition of CAI, a privately held community corrections company, for an all cash purchase price of approximately $36.5 million, excluding transaction related expenses. Founded in 1987, CAI provides cost-effective solutions for housing and rehabilitation through community corrections and re-entry services. CAI operates two facilities concentrating on community corrections and specializing in work furloughs, residential re-entry programs and home confinement for San Diego County and BOP residents. Through the CAI acquisition, we acquired a 120-bed facility and control a 483-bed facility through a long-term lease.

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

Our Board of Directors declared a quarterly dividend of $0.51 for the first and second quarters of 2014 totaling $59.7 million in each quarter. The amount, timing and frequency of future distributions will be at the sole discretion of our Board of Directors and will be declared based upon various factors, many of which are beyond our control, including our financial condition and operating cash flows, the amount required to maintain qualification and taxation as a REIT and reduce any income and excise taxes that we otherwise would be required to pay, limitations on distributions in our existing and future debt instruments, our ability to utilize net operating losses (“NOLs”) to offset, in whole or in part, our REIT distribution requirements, limitations on our ability to fund distributions using cash generated through our TRSs and other factors that our Board of Directors may deem relevant.

As of June 30, 2014, our liquidity was provided by cash on hand of $46.6 million, and $363.7 million available under our $900.0 million revolving credit facility. During the six months ended June 30, 2014 and 2013, we generated $133.9 million and $182.9 million, respectively, in cash through operating activities, and as of June 30, 2014, we had net working capital of $90.4 million. We currently expect to be able to meet our cash expenditure requirements for the next year utilizing these resources. None of our outstanding debt requires scheduled principal repayments and we have no debt maturities until December 2017.

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

As of June 30, 2014, we had $350.0 million principal amount of unsecured notes outstanding with a fixed stated interest rate of 4.625%, $325.0 million principal amount of unsecured notes outstanding with a fixed stated interest rate of 4.125%, and $520.0 million outstanding under our revolving credit facility with a variable weighted average interest rate of 1.9%. At June 30, 2014, our total weighted average effective interest rate was 3.7% while our total weighted average maturity was 5.7 years.

On March 21, 2013, Standard & Poor’s Ratings Services raised our corporate credit rating to “BB+” from “BB” and also assigned a “BB+” rating to our New Notes. Additionally, on April 5, 2013, Standard & Poor’s Ratings Services assigned a rating of “BBB” to our $900.0 million revolving credit facility. On February 7, 2012, Fitch Ratings assigned a rating of “BBB-” to our revolving credit facility and “BB+” ratings to our unsecured debt and corporate credit. On January 31, 2013, Fitch Ratings affirmed these ratings in connection with our intention to convert to a REIT and reaffirmed them on January 29, 2014. On June 3, 2011, Moody’s raised our senior unsecured debt rating to “Ba1” from “Ba2” and revised the outlook on our debt rating from positive to stable. On March 21, 2013, Moody’s revised the rating outlook to positive from stable, and affirmed the senior unsecured rating at “Ba1”.

Facility development and capital expenditures

In order to retain federal inmate populations we currently manage in the 1,154-bed San Diego Correctional Facility, we are constructing the 1,492-bed Otay Mesa Detention Center at a site in San Diego. The existing San Diego Correctional Facility is subject to a ground lease with the County of San Diego. Under the provisions of the lease, the facility is divided into three different properties whereby, pursuant to an amendment to the ground lease executed in January 2010, ownership of the entire facility reverts to the County upon expiration of the lease on December 31, 2015. As of June 30, 2014, we have invested approximately $85.9 million related to the new facility. We have developed plans to build the Otay Mesa Detention Center within a construction timeline that coincides with the expiration of the ground lease with the County of San Diego. We currently estimate the total construction cost, inclusive of land and site development costs already incurred, will range from approximately $156.0 million to $160.0 million. We plan to offer this new facility to house the existing federal inmate populations at the San Diego Correctional Facility.

In November 2013, we announced our decision to re-commence construction of a correctional facility in Trousdale County, Tennessee. We suspended construction of this facility in 2009 until we had greater clarity around the timing of a new contract. In October 2013, Trousdale County received notice from the Tennessee Department of Corrections of its intent to partner with the County to develop a new correctional facility to house state of Tennessee inmates. In April 2014, we entered into an agreement with Trousdale County whereby we agreed to finance, design, build and operate a 2,552-bed facility to meet the responsibilities of a separate inter-governmental service agreement (“IGSA”) between Trousdale County and the state of Tennessee regarding correctional services. In July 2014, we received notice that Trousdale County and the state of Tennessee finalized the IGSA. The IGSA with the state of Tennessee includes a minimum monthly payment plus a per diem payment for each inmate housed in the facility in excess of 90% of the design capacity, provided that during a twenty-six week ramp period the minimum payment is based on the greater of the number of inmates actually at the facility or 90% of the beds available pursuant to the ramp schedule. In 2008, we purchased land in Trousdale County and began preparing the site for the development of a correctional facility. Total cost of the project is estimated at approximately $140.0 million to $145.0 million, including $31.1 million invested to date. The construction estimate includes capital investment funding to achieve Leadership in Energy and Environmental Design (“LEED”) certification and upgrade fixtures that reduce both water and energy consumption during the life of the facility. These investments support our belief in corporate responsibility to both the global environment and the local community in which facilities are located. Construction is expected to be completed in the fourth quarter of 2015.

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

Operating Activities

Our net cash provided by operating activities for the six months ended June 30, 2014 was $133.9 million, compared with $182.9 million for the same period in the prior year. Cash provided by operating activities represents the year to date net income plus depreciation and amortization, changes in various components of working capital, and various non-cash charges, including primarily deferred income taxes. The decrease in cash provided by operating activities for the six months ended June 30, 2014 was primarily due to negative fluctuations in working capital balances during the six months ended June 30, 2014.

Investing Activities

Our cash flow used in investing activities was $41.9 million for the six months ended June 30, 2014 and was primarily attributable to capital expenditures during the six-month period of $48.6 million, including expenditures for facility development and expansions of $27.8 million primarily related to the aforementioned facility development projects. Cash flow used in investing activities for the six months ended June 30, 2014 was partially offset by decreases in restricted cash and other assets. Our cash flow used in investing activities was $28.7 million for the six months ended June 30, 2013 and was primarily attributable to capital expenditures during the six-month period of $26.9 million, including expenditures for facility development and expansions of $10.8 million.

Financing Activities

Cash flow used in financing activities was $123.3 million for the six months ended June 30, 2014 and was primarily attributable to dividend payments of $115.5 million. Cash flow used in financing activities also included $10.0 million of net principal repayments under our revolving credit facility during the six months ended June 30, 2014. Additionally, cash flow used in financing activities included $2.8 million for the purchase and retirement of common stock that was issued in connection with equity-based compensation. These payments were partially offset by the cash flows associated with exercising stock options, including the related income tax benefit of equity compensation, totaling $5.0 million.

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

Our reconciliation of net income to FFO and Normalized FFO for the three and six months ended June 30, 2014 and 2013 is as follows (in thousands):

	For the Three Months Ended June 30,
	2014	2013
FUNDS FROM OPERATIONS:
Net income	$55,732	$20,429
Depreciation of real estate assets	21,431	20,114
Impairment of real estate assets, net of taxes	2,235	—

Funds From Operations	79,398	40,543
Expenses associated with debt refinancing transactions, net of taxes	—	33,092
Expenses associated with REIT conversion, net of taxes	—	1,641
Goodwill and other impairments, net of taxes	—	1,911

Normalized Funds From Operations	$79,398	$77,187

	For the Six Months Ended June 30,
	2014	2013
FUNDS FROM OPERATIONS:
Net income	$107,470	$201,521
Depreciation of real estate assets	42,508	39,861
Impairment of real estate assets, net of taxes	2,235	—

Funds From Operations	152,213	241,382
Expenses associated with debt refinancing transactions, net of taxes	—	33,299
Expenses associated with REIT conversion, net of taxes	—	9,118
Goodwill and other impairments, net of taxes	—	1,911
Income tax benefit for reversal of deferred taxes due to REIT conversion	—	(137,686)

Normalized Funds From Operations	$152,213	$148,024

Contractual Obligations

The following schedule summarizes our contractual cash obligations by the indicated period as of June 30, 2014 (in thousands):

	Payments Due By Year Ended December 31,
	2014 (remainder)	2015	2016	2017	2018	Thereafter	Total
Long-term debt	$—	$—	$—	$520,000	$—	$675,000	$1,195,000
Interest on senior notes	14,797	29,594	29,594	29,594	29,594	92,952	226,125
Contractual facility developments and other commitments	29,718	84,492	—	—	—	—	114,210
Operating leases	3,058	2,729	—	—	—	—	5,787

Total contractual cash obligations	$47,573	$116,815	$29,594	$549,594	$29,594	$767,952	$1,541,122

The cash obligations in the table above do not include future cash obligations for variable interest expense associated with our outstanding revolving credit facility as projections would be based on future outstanding balances as well as future variable interest rates, and we are unable to make reliable estimates of either. Further, the cash obligations in the table above also do not include future cash obligations for uncertain tax positions as we are unable to make reliable estimates of the timing of such payments, if any, to the taxing authorities. We had $16.3 million of letters of credit outstanding at June 30, 2014 primarily to support our requirement to repay fees and claims under our workers’ compensation plan in the event we do not repay the fees and claims due in accordance with the terms of the plan. The letters of credit are renewable annually. We did not have any draws under any outstanding letters of credit during the six months ended June 30, 2014 or 2013. The contractual facility developments included in the table above represent development projects for which we have already entered into a contract with a customer that obligates us to complete the development project. Certain of our other ongoing construction projects are not currently under contract and thus are not included as a contractual obligation above as we may generally suspend or terminate such projects without substantial penalty.

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

Our primary market risk exposure is to changes in U.S. interest rates. We are exposed to market risk related to our revolving credit facility because the interest rate on our revolving credit facility is subject to fluctuations in the market. If the interest rate for our outstanding indebtedness under the revolving credit facility was 100 basis points higher or lower during the three and six months ended June 30, 2014, our interest expense, net of amounts capitalized, would have been increased or decreased by $1.4 million and $2.7 million, respectively.

As of June 30, 2014, we had outstanding $325.0 million of senior notes due 2020 with a fixed interest rate of 4.125% and $350.0 million of senior notes due 2023 with a fixed interest rate of 4.625%. Because the interest rates with respect to these instruments are fixed, a hypothetical 100 basis point increase or decrease in market interest rates would not have a material impact on our financial statements.

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

CORRECTIONS CORPORATION OF AMERICA

Date: August 7, 2014	/s/ Damon T. Hininger
Damon T. Hininger
President and Chief Executive Officer

/s/ David M. Garfinkle
David M. Garfinkle
Executive Vice President, Chief Financial Officer, and Principal Accounting Officer