Form 10-K
period 2014-12-31
CORRECTIONS CORP OF AMERICA
filed 2015-02-25
CIK 1070985

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.).    Yes  ☐    No  ☒

The aggregate market value of the shares of the registrant’s Common Stock held by non-affiliates was approximately $3,792,269,339 as of June 30, 2014 based on the closing price of such shares on the New York Stock Exchange on that day. The number of shares of the registrant’s Common Stock outstanding on February 17, 2015 was 116,790,636.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s definitive Proxy Statement for the 2015 Annual Meeting of Stockholders, currently scheduled to be held on May 14, 2015, are incorporated by reference into Part III of this Annual Report on Form 10-K.

CORRECTIONS CORPORATION OF AMERICA

FORM 10-K

For the fiscal year ended December 31, 2014

CAUTIONARY STATEMENT REGARDING

FORWARD-LOOKING INFORMATION

This Annual Report on Form 10-K contains statements that are forward-looking statements as defined within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements give our current expectations of forecasts of future events. All statements other than statements of current or historical fact contained in this Annual Report, including statements regarding our future financial position, business strategy, budgets, projected costs, and plans, and objectives of management for future operations, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “estimate,” “expect,” “intend,” “may,” “plan,” “projects,” “will,” and similar expressions, as they relate to us, are intended to identify forward-looking statements. These forward-looking statements are based on our current plans and actual future activities, and our results of operations may be materially different from those set forth in the forward-looking statements. In particular these include, among other things, statements relating to:

•	general economic and market conditions, including the impact governmental budgets can have on our per diem rates and occupancy;

•	fluctuations in our operating results because of, among other things, changes in occupancy levels, competition, increases in costs of operations, fluctuations in interest rates, and risks of operations;

•	changes in the privatization of the corrections and detention industry and the public acceptance of our services;

•	our ability to obtain and maintain correctional facility management contracts, including, but not limited to, sufficient governmental appropriations, contract compliance, effects of inmate disturbances, and the timing of the opening of new facilities and the commencement of new management contracts as well as our ability to utilize current available beds and new capacity as development and expansion projects are completed;

•	increases in costs to develop or expand correctional facilities that exceed original estimates, or the inability to complete such projects on schedule as a result of various factors, many of which are beyond our control, such as weather, labor conditions, and material shortages, resulting in increased construction costs;

•	changes in government policy and in legislation and regulation of the corrections and detention industry that affect our business, including, but not limited to, California’s utilization of out-of-state private correctional capacity, and the impact of any changes to immigration reform and sentencing laws (Our policy prohibits us from engaging in lobbying or advocacy efforts that would influence enforcement efforts, parole standards, criminal laws, and sentencing policies.);

•	our ability to meet and maintain qualification for taxation as a real estate investment trust, or REIT; and

•	the availability of debt and equity financing on terms that are favorable to us.

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

Overview

We are the nation’s largest owner of privatized correctional and detention facilities and one of the largest prison operators in the United States. As of December 31, 2014, we owned or controlled 52 correctional and detention facilities and managed an additional 12 facilities owned by our government partners, with a total design capacity of approximately 84,500 beds in 19 states and the District of Columbia.

We are a Real Estate Investment Trust, or REIT, specializing in owning, operating, and managing prisons and other correctional facilities and providing residential, community re-entry, and prisoner transportation services for governmental agencies. In addition to providing fundamental residential services, our facilities offer a variety of rehabilitation and educational programs, including basic education, faith-based services, life skills and employment training, and substance abuse treatment. These services are intended to reduce recidivism and to prepare offenders for their successful re-entry into society upon their release. We also provide or make available to offenders certain health care (including medical, dental, and mental health services), food services, and work and recreational programs.

We are a Maryland corporation formed in 1983. Our principal executive offices are located at 10 Burton Hills Boulevard, Nashville, Tennessee, 37215, and our telephone number at that location is (615) 263-3000. Our website address is www.cca.com. We make our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), available on our website, free of charge, as soon as reasonably practicable after these reports are filed with or furnished to the Securities and Exchange Commission, or the SEC. Information contained on our website is not part of this Annual Report.

We began operating as a REIT for federal income tax purposes effective January 1, 2013. Since that date, we have provided correctional services and conducted other operations through taxable REIT subsidiaries, or TRSs. A TRS is a subsidiary of a REIT that is subject to applicable corporate income tax and certain qualification requirements. Our use of TRSs enables us to comply with REIT qualification requirements while providing correctional services at facilities we own and at facilities owned by our government partners and to engage in certain other operations. A TRS is not subject to the distribution requirements applicable to REITs so it may retain income generated by its operations for reinvestment.

As a REIT, we generally are not subject to federal income taxes on our REIT taxable income and gains that we distribute to our stockholders, including the income derived from providing prison bed capacity and dividends we earn from our TRSs. However, our TRSs will be required to pay income taxes on their earnings at regular corporate income tax rates.

As a REIT, we generally are required to distribute annually to our stockholders at least 90% of our REIT taxable income (determined without regard to the dividends paid deduction and excluding net capital gains). Our REIT taxable income will not typically include income earned by our TRSs except to the extent our TRSs pay dividends to the REIT. Prior to our REIT reorganization, we operated as a C-corporation for federal income tax purposes. A REIT is not permitted to retain earnings and profits accumulated during the periods it was taxed as a C-corporation, and must make one or more distributions to stockholders that equal or exceed those accumulated amounts. To satisfy this requirement, on April 8, 2013, our

Board of Directors declared a special dividend to stockholders of $675.0 million, or $6.66 per share of common stock to distribute our accumulated earnings and profits attributable to tax periods ending prior to January 1, 2013. We paid the special dividend on May 20, 2013 to stockholders of record on April 19, 2013. The special dividend was composed of cash and shares of our common stock, at each stockholder’s election, subject to a cap on the total amount of cash equal to 20% of the aggregate amount of the special dividend, or $135.0 million. The balance of the special dividend was paid in the form of 13.9 million additional shares of our common stock.

Operations

Management and Operation of Correctional and Detention Facilities

Our customers consist of federal, state, and local correctional and detention authorities. Federal correctional and detention authorities primarily consist of the Federal Bureau of Prisons, or the BOP, the United States Marshals Service, or the USMS, and the U.S. Immigration and Customs Enforcement, or ICE. Payments by federal correctional and detention authorities represented 44% of our total revenue for each of the years ended December 31, 2014, 2013, and 2012.

Our customer contracts typically have terms of three to five years and contain multiple renewal options. Most of our facility contracts also contain clauses that allow the government agency to terminate the contract at any time without cause, and our contracts are generally subject to annual or bi-annual legislative appropriations of funds.

We are compensated for providing prison bed capacity and correctional services at an inmate per diem rate based upon actual or minimum guaranteed occupancy levels. Occupancy rates for a particular facility are typically low when first opened or immediately following an expansion. However, beyond the start-up period, which typically ranges from 90 to 180 days, the occupancy rate tends to stabilize. For the years 2014, 2013, and 2012, the average compensated occupancy of our facilities, based on rated capacity, was 84%, 85%, and 88%, respectively, for all of the facilities we owned or managed, exclusive of facilities that have been presented as discontinued operations.

Operating Procedures

Pursuant to the terms of our customer contracts, we are responsible for the overall operations of our facilities, including staff recruitment, general administration of the facilities, facility maintenance, security, and supervision of the offenders. We are required by our customer contracts to maintain certain levels of insurance coverage for general liability, workers’ compensation, vehicle liability, and property loss or damage. We are also required to indemnify our customers for claims and costs arising out of our operations and, in certain cases, to maintain performance bonds and other collateral requirements. Approximately 90% of the eligible facilities we operated at December 31, 2014 were accredited by the American Correctional Association Commission on Accreditation. The American Correctional Association, or ACA, is an independent organization comprised of corrections professionals that establishes accreditation standards for correctional and detention institutions.

We are committed to equipping offenders in our care with the services, support, and resources necessary to return to the community as productive, contributing members of society. To that end, we provide a wide range of evidence-based re-entry programs and activities at our facilities. At most of the facilities we manage, offenders have the opportunity to enhance their basic education from literacy through the acquisition of the high school equivalency diploma endorsed by the respective state and, in some cases, postsecondary educational achievements. In a number of our facilities, and in conjunction with the Mexican government, we offer an adult education curriculum recognized by a number of nations to which these offenders may return.

In addition, we offer a broad spectrum of vocational/technical education opportunities to equip individuals with marketable job skills. Our trade programs are certified by the National Center for Construction Education and Research, or NCCER. NCCER establishes the curriculum and certification for over 4,000 construction and trade organizations. Graduates of these programs enter the job market with certified skills that significantly enhance employability. For those with assessed substance use disorder needs, we offer evidence-based treatment programs such as the Residential Drug Addictions Treatment Program, or RDAP, with proven clinical outcomes. Our life skills programs prepare individuals for life after incarceration by teaching offenders how to successfully conduct a job search, how to manage their budget and financial matters, parenting skills, and relationship and family skills. Equally significant, we offer cognitive behavioral programs aimed at changing anti-social attitudes and behaviors of offenders, with a focus on altering the level of criminal thinking of offenders. Our Victim Impact Programs, available at a number of our facilities, seek to educate offenders on the negative effects upon others resulting from their criminal conduct. At a number of our facilities, we provide faith-based programs to those seeking spiritual growth and character development. Our facilities offer opportunities for religious worship and study for a variety of faith groups and belief systems. Across the country, these programs incorporate the use of thousands of volunteers, along with our staff, who assist in providing guidance, direction, and post-incarceration services to offenders. We believe that together these efforts help us achieve reductions in recidivism.

Through our community corrections facilities, we provide an array of services to offenders who are serving the last portion of their sentence while supervised in a community environment. We also offer services for alternative sentencing options that provide governmental agencies and the courts the ability to place sentenced offenders in a community corrections facility thereby allowing them the opportunity to maintain their employment. We offer housing and programs, with a key focus on employment, job readiness, and life skills, in order to help offenders successfully re-enter the community and reduce the risk of recidivism.

Outside agency standards, such as those established by the ACA, provide us with the industry’s most widely accepted operational guidelines. We have sought and received accreditation for 47 of the eligible facilities we operated as of December 31, 2014.

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

Prison Rape Elimination Act, or PREA, regulations were published in June 2012 and became effective in August 2013. All confinement facilities covered under the PREA standards must be audited at least every three years to be considered compliant with the PREA standards, with one-third of each facility type operated by an agency, or private organization on behalf of an agency, audited each year. These include adult prisons and jails, juvenile facilities, lockups (housing detainees overnight), and community confinement facilities, whether operated by the Department of Justice or unit of a state, local, corporate, or nonprofit authority.

Our facilities not only operate under these established standards, policies, and procedures, but they are consistently challenged by our management to exceed them. This challenge is presented, in large part, through our extensive Quality Assurance Program. Our Quality Assurance Division, or QAD, independently operates under the auspices of, and reports directly to, our Office of General Counsel. We have devoted significant resources to meeting outside agency and accrediting organization standards and guidelines. Our QAD provides governance for all efforts by our facilities to deliver high quality services and operations, with a commitment to continuous quality improvement.

The QAD collects and analyzes performance metrics across multiple databases. Through rigorous reporting and analyses of comprehensive, comparative statistics across disciplines, divisions, business units and our company as a whole, the QAD provides timely, independently generated performance and trend data to senior management.

The QAD also employs a team of full-time auditors, who are subject matter experts from all major disciplines within institutional operations. Annually, without advance notice, these auditors conduct rigorous, on site evaluations of each facility we operate. The audit teams use highly specialized, discipline-specific audit tools, containing over 1,600 audited items across fourteen major operational areas, in this detailed, comprehensive process. The results of these on-site evaluations are used to discern areas of operational strength and areas in need of management attention. The audit findings also comprise a major part of our continuous operational risk assessment and management process. Audit teams are also made available to work with facilities in specific areas of need, such as meeting requirements of new partner contracts or providing detailed training of new departmental managers.

The QAD management team coordinates overall operational auditing and compliance efforts across all CCA facilities. In conjunction with subject matter experts and other stakeholders having risk management responsibilities, the QAD management team develops performance measurement tools used in facility audits. The management team also provides governance of the corporate plan of action process which helps to ensure swift resolution of issues identified through internal and external facility reviews. Our QAD also contracts with teams of seasoned, ACA certified correctional auditors to help ensure continuous compliance with ACA standards at accredited facilities and to help ensure that our facilities are operating at the highest possible levels. Similarly, the QAD coordinates the work of certified PREA auditors to help ensure that all facilities operate in compliance with these important regulations.

Prisoner Transportation Services

We currently provide transportation services to governmental agencies through our wholly-owned TRS, TransCor America, LLC, or TransCor. During the years ended December 31, 2014, 2013, and 2012, TransCor generated total revenue of $4.4 million, $2.7 million, and $2.5 million, respectively, or approximately 0.3% of our total consolidated revenue in 2014 and 0.2% in both 2013 and 2012. We believe TransCor provides a complementary service to our core business that enables us to respond quickly to our customers’ transportation needs.

Business Development

We are currently the nation’s largest owner and provider of outsourced correctional facilities and management services. We believe we manage nearly 41% of all beds under contract with private operators of correctional and detention facilities in the United States, most of which are in facilities we own and provide to our governmental customers. We believe we own approximately 61% of all privately owned prison beds in the United States. Under the direction of our partnership development department and senior management, we market our facilities and services to government agencies responsible for federal, state, and local correctional and detention facilities in the United States. Under the direction of our strategic development department, we pursue asset acquisitions and business combination transactions.

As indicated by the following chart, business from our federal customers, including primarily the BOP, USMS, and ICE, continues to be a significant component of our business. The BOP, USMS, and ICE were the only federal partners that accounted for 10% or more of our total revenue during the last three years.

Certain of our contracts with federal partners contain “take-or-pay” clauses that guarantee the federal partner access to a minimum bed capacity in exchange for a fixed monthly payment.

Business from our state customers, which constituted 48%, 49%, and 49% of total revenue during the years 2014, 2013, and 2012, respectively, decreased 4.2% from $826.1 million during 2013 to $791.8 million during 2014. The State of California Department of Corrections and Rehabilitation, or CDCR, accounted for 14%, 12%, and 12% of total revenue for 2014, 2013, and 2012, respectively, including revenue generated under an operating lease that commenced December 1, 2013, at our California City facility. The CDCR was our only state partner that accounted for 10% or more of our total revenue during these years.

Several of our state partners are projecting modest increases in tax revenues and improvements in their budgets which has resulted in our ability to secure recent per diem increases at certain facilities. We believe the long-term growth opportunities of our business remain very attractive as certain states consider efficiency and savings as well as offender programming opportunities we can provide as a tool to reduce recidivism. Further, we expect our partners to continue to face challenges in maintaining old facilities, and developing new facilities and additional capacity which could result in future demand for the solutions that we provide.

We believe that we can further develop our business by, among other things:

•	Maintaining and expanding our existing customer relationships and continuing to fill existing beds within our facilities, while maintaining an adequate inventory of available beds that we believe provides us with flexibility and a competitive advantage when bidding for new management contracts;

•	Enhancing the terms of our existing contracts and expanding the services we provide under those contracts;

•	Pursuing additional opportunities to purchase and manage existing government-owned facilities;

•	Pursuing additional opportunities to lease our facilities to government and other third-party operators in need of correctional capacity;

•	Pursuing other asset acquisitions and business combinations through transactions with non-government third parties;

•	Maintaining and expanding our focus on community corrections and re-entry programming that align with the needs of our government partners; and

•	Establishing relationships with new customers who have either previously not outsourced their correctional facility management needs or have utilized other private enterprises.

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

Our facilities can also be classified according to their primary function. The primary functional categories are:

•	Correctional Facilities. Correctional facilities house and provide contractually agreed upon programs and services to sentenced adult prisoners, typically prisoners on whom a sentence in excess of one year has been imposed.

•	Detention Facilities. Detention facilities house and provide contractually agreed upon programs and services to (i) prisoners being detained by ICE, (ii) prisoners who are awaiting trial who have been charged with violations of federal criminal law (and are therefore in the custody of the USMS) or state criminal law, and (iii) prisoners who have been convicted of crimes and on whom a sentence of one year or less has been imposed.

•	Community Corrections. Residential re-entry facilities offer housing and programs to offenders who are serving the last portion of their sentence or who have been assigned to the facility in lieu of a jail or prison sentence, with a key focus on employment, job readiness, and life skills.

•	Residential Facilities. Residential facilities provide space and residential services in an open and safe environment to adults with children who illegally crossed the U.S. border and are awaiting the outcome of immigration hearings or the return to their home countries. As contractually agreed upon, residential facilities offer services including, but not limited to, educational programs, medical care, recreational activities, counseling, and access to religious and legal services.

•	Leased Facilities. Leased facilities are facilities that we own but do not manage and that are leased to third-party operators.

Facilities and Facility Management Contracts

As of December 31, 2014, we owned or controlled 52 correctional and detention facilities in 16 states and the District of Columbia, three of which we leased to third-party operators. Additionally, we managed 12 correctional and detention facilities owned by government agencies. We also owned two corporate office buildings. Owned and managed facilities include facilities placed into service that we own or control via a lease and manage. Managed-only facilities include facilities we manage that are owned by a third party. The segment disclosures are included in Note 16 of the Notes to the Consolidated Financial Statements. The following table sets forth all of the facilities that, as of December 31, 2014, we (i) owned and managed, (ii) owned, but were leased to another operator, and (iii) managed but are owned by a government authority. The table includes certain information regarding each facility, including the term of the primary customer contract related to such facility, or, in the case of facilities we owned but leased to a third-party operator, the term of such lease.

Facility Name	Primary Customer	Design Capacity (A)	Security Level	Facility Type (B)	Term	Remaining Renewal Options (C)
Owned and Managed Facilities:
Central Arizona Detention Center Florence, Arizona	USMS	2,304	Multi	Detention	September 2018	(2) 5 year

Eloy Detention Center Eloy, Arizona	ICE	1,500	Medium	Detention	Indefinite	—

Florence Correctional Center Florence, Arizona	USMS	1,824	Multi	Detention	September 2018	(2) 5 year

La Palma Correctional Center Eloy, Arizona	State of California	3,060	Medium	Correctional	June 2016	Indefinite

Red Rock Correctional Center (D) Eloy, Arizona	State of Arizona	1,596	Medium	Correctional	January 2024	(2) 5 year

Saguaro Correctional Facility Eloy, Arizona	State of Hawaii	1,896	Medium	Correctional	June 2015	(1) 1 year

CAI Boston Avenue San Diego, California	BOP	120	Non-secure	Community Corrections	May 2015	(1) 1 year

CAI Ocean View San Diego, California	County of San Diego	483	Non-secure	Community Corrections	June 2015	(2) 1 year

San Diego Correctional Facility (E) San Diego, California	ICE	1,154	Minimum/ Medium	Detention	June 2017	(2) 3 year

Bent County Correctional Facility Las Animas, Colorado	State of Colorado	1,420	Medium	Correctional	June 2016	—

Crowley County Correctional Facility Olney Springs, Colorado	State of Colorado	1,794	Medium	Correctional	June 2016	—

Huerfano County Correctional Center Walsenburg, Colorado	—	752	Medium	Correctional	—	—

Kit Carson Correctional Center Burlington, Colorado	State of Colorado	1,488	Medium	Correctional	June 2016	—

Coffee Correctional Facility (F) Nicholls, Georgia	State of Georgia	2,312	Medium	Correctional	June 2015	(19) 1 year

Jenkins Correctional Center (F) Millen, Georgia	State of Georgia	1,124	Medium	Correctional	June 2015	(20) 1 year

McRae Correctional Facility McRae, Georgia	BOP	1,978	Medium	Correctional	November 2016	(3) 2 year

Stewart Detention Center Lumpkin, Georgia	ICE	1,752	Medium	Detention	Indefinite	—

Wheeler Correctional Facility (F) Alamo, Georgia	State of Georgia	2,312	Medium	Correctional	June 2015	(19) 1 year

Leavenworth Detention Center Leavenworth, Kansas	USMS	1,033	Maximum	Detention	December 2016	(2) 5 year

Lee Adjustment Center Beattyville, Kentucky	State of Vermont	816	Minimum/ Medium	Correctional	June 2015	—

Facility Name	Primary Customer	Design Capacity (A)	Security Level	Facility Type (B)	Term	Remaining Renewal Options (C)
Marion Adjustment Center St. Mary, Kentucky	—	826	Minimum/ Medium	Correctional	—	—

Otter Creek Correctional Center (G) Wheelwright, Kentucky	—	656	Minimum/ Medium	Correctional	—	—

Prairie Correctional Facility Appleton, Minnesota	—	1,600	Medium	Correctional	—	—

Adams County Correctional Center Adams County, Mississippi	BOP	2,232	Medium	Correctional	July 2015	(2) 2 year

Tallahatchie County Correctional Facility (H) Tutwiler, Mississippi	State of California	2,672	Medium	Correctional	June 2016	Indefinite

Crossroads Correctional Center (I) Shelby, Montana	State of Montana	664	Multi	Correctional	June 2015	(2) 2 year

Nevada Southern Detention Center Pahrump, Nevada	Office of the Federal Detention Trustee	1,072	Medium	Detention	September 2015	(3) 5 year

Elizabeth Detention Center Elizabeth, New Jersey	ICE	300	Minimum	Detention	September 2015	(6) 1 year

Cibola County Corrections Center Milan, New Mexico	BOP	1,129	Medium	Correctional	September 2016	(2) 2 year

New Mexico Women’s Correctional Facility Grants, New Mexico	State of New Mexico	596	Multi	Correctional	June 2015	(1) 1 year

Torrance County Detention Facility Estancia, New Mexico	USMS	910	Multi	Detention	Indefinite	—

Lake Erie Correctional Institution (J) Conneaut, Ohio	State of Ohio	1,798	Medium	Correctional	June 2032	Indefinite

Northeast Ohio Correctional Center Youngstown, Ohio	BOP (K)	2,016	Medium	Correctional	May 2015	—

Queensgate Correctional Facility Cincinnati, Ohio	—	850	Medium	—	—	—

Cimarron Correctional Facility (L) Cushing, Oklahoma	State of Oklahoma	1,692	Medium	Correctional	June 2015	(4) 1 year

Davis Correctional Facility (L) Holdenville, Oklahoma	State of Oklahoma	1,670	Medium	Correctional	June 2015	(4) 1 year

Diamondback Correctional Facility Watonga, Oklahoma	—	2,160	Medium	Correctional	—	—

North Fork Correctional Facility Sayre, Oklahoma	State of California	2,400	Medium	Correctional	June 2016	Indefinite

West Tennessee Detention Facility Mason, Tennessee	USMS	600	Multi	Detention	September 2015	(7) 2 year

Shelby Training Center Memphis, Tennessee	—	200	Secure	—	—	—

Facility Name	Primary Customer	Design Capacity (A)	Security Level	Facility Type (B)	Term	Remaining Renewal Options (C)
Whiteville Correctional Facility (M) Whiteville, Tennessee	State of Tennessee	1,536	Medium	Correctional	June 2016	—

Eden Detention Center Eden, Texas	BOP	1,422	Medium	Correctional	April 2015	(1) 2 year

Houston Processing Center Houston, Texas	ICE	1,000	Medium	Detention	March 2015	—

Laredo Processing Center Laredo, Texas	ICE	258	Minimum/ Medium	Detention	June 2018	—

Webb County Detention Center Laredo, Texas	USMS	480	Medium	Detention	November 2017	—

Mineral Wells Pre-Parole Transfer Facility Mineral Wells, Texas	—	2,103	Minimum	Correctional	—	—

T. Don Hutto Residential Center Taylor, Texas	ICE	512	Medium	Detention	January 2020	Indefinite

South Texas Family Residential Center (N) Dilley, Texas	ICE	480	Non-secure	Residential	September 2018	—

D.C. Correctional Treatment Facility (O) Washington, D.C.	District of Columbia	1,500	Medium	Detention	January 2017	—

Managed Only Facilities:
Citrus County Detention Facility Lecanto, Florida	Citrus County, Florida	760	Multi	Detention	September 2015	Indefinite

Lake City Correctional Facility Lake City, Florida	State of Florida	893	Secure	Correctional	June 2016	Indefinite

Marion County Jail Indianapolis, Indiana	Marion County, Indiana	1,030	Multi	Detention	December 2017	(1) 10 year

Winn Correctional Center Winnfield, Louisiana	State of Louisiana	1,538	Medium/ Maximum	Correctional	June 2020	—

Silverdale Facilities Chattanooga, Tennessee	Hamilton County, Tennessee	1,046	Multi	Detention	April 2016	—

South Central Correctional Center Clifton, Tennessee	State of Tennessee	1,676	Medium	Correctional	June 2016	(1) 2 year

Metro-Davidson County Detention Facility Nashville, Tennessee	Davidson County, Tennessee	1,348	Multi	Detention	January 2020	—

Hardeman County Correctional Facility Whiteville, Tennessee	State of Tennessee	2,016	Medium	Correctional	May 2017	—

Bartlett State Jail Bartlett, Texas	State of Texas	1,049	Minimum/ Medium	Correctional	August 2015	(1) 2 year

Bradshaw State Jail Henderson, Texas	State of Texas	1,980	Minimum/ Medium	Correctional	August 2015	(1) 2 year

Lindsey State Jail Jacksboro, Texas	State of Texas	1,031	Minimum/ Medium	Correctional	August 2015	(1) 2 year

Facility Name	Primary Customer	Design Capacity (A)	Security Level	Facility Type (B)	Term	Remaining Renewal Options (C)
Willacy State Jail Raymondville, Texas	State of Texas	1,069	Minimum/ Medium	Correctional	August 2015	(1) 2 year

Leased Facilities:
California City Correctional Center California, City, California	CDCR	2,560	Medium	Owned/Leased	December 2016	Indefinite

Leo Chesney Correctional Center Live Oak, California	GEO Group	240	Minimum	Owned/Leased	September 2015	—

Bridgeport Pre-Parole Transfer Facility Bridgeport, Texas	MTC	200	Medium	Owned/Leased	August 2015	(1) 2 year

(A)	Design capacity measures the number of beds and, accordingly, the number of offenders each facility is designed to accommodate. Facilities housing detainees on a short term basis may exceed the original intended design capacity due to the lower level of services required by detainees in custody for a brief period. From time to time, we may evaluate the design capacity of our facilities based on customers using the facilities, and the ability to reconfigure space with minimal capital outlays. As a result, the design capacity of certain facilities may vary from the design capacity previously presented. We believe design capacity is an appropriate measure for evaluating prison operations, because the revenue generated by each facility is based on a per diem or monthly rate per inmate housed at the facility paid by the corresponding contracting governmental entity.
(B)	We manage numerous facilities that have more than a single function (e.g., housing both long-term sentenced adult prisoners and pre-trial detainees). The primary functional categories into which facility types are identified were determined by the relative size of inmate populations in a particular facility on December 31, 2014. If, for example, a 1,000-bed facility housed 900 adult inmates with sentences in excess of one year and 100 pre-trial detainees, the primary functional category to which it would be assigned would be that of correctional facilities and not detention facilities. It should be understood that the primary functional category to which multi-user facilities are assigned may change from time to time.
(C)	Remaining renewal options represents the number of renewal options, if applicable, and the term of each option renewal.
(D)	Pursuant to the terms of a contract awarded by the state of Arizona in September 2012, the state of Arizona has an option to purchase the Red Rock facility at any time during the term of the contract, including extension options, based on an amortization schedule starting with the fair market value and decreasing evenly to zero over the twenty year term.
(E)	The facility is subject to a ground lease with the County of San Diego. Upon expiration of the lease in December 2015, ownership of the facility automatically reverts to the County of San Diego. During the second half of 2015, we expect to transfer the offenders at this facility to a new facility we are constructing in Otay Mesa, California.
(F)	These facilities are subject to purchase options held by the Georgia Department of Corrections, or GDOC, which grants the GDOC the right to purchase the facility for the lesser of the facility’s depreciated book value, as defined, or fair market value at any time during the term of the contract between the GDOC and us.
(G)	In January 2012, the governor of Kentucky submitted his proposed budget which included the transfer of the inmates previously held at our Otter Creek Correctional Center to a facility owned by the Commonwealth of Kentucky by the end of July 2012. The facility is subject to a deed of conveyance with the city of Wheelwright, Kentucky which includes provisions that allow assumption of ownership by the city of Wheelwright under the following occurrences: (1) we cease to operate the facility for more than two years, (2) our failure to maintain at least one employee for a period of sixty consecutive days, or (3) a conversion to a maximum security facility based upon classification by the Kentucky Corrections Cabinet. In December 2013, we entered into an agreement with the city of Wheelwright that extends the reversion by up to two years in exchange for $20,000 per month or until we resume operations, as defined in the agreement.
(H)	The facility is subject to a purchase option held by the Tallahatchie County Correctional Authority which grants Tallahatchie County Correctional Authority the right to purchase the facility at any time during the contract at a price generally equal to the cost of the premises less an allowance for amortization originally over a 20-year period. The amortization period was extended through 2050 in connection with an expansion completed during the fourth quarter of 2007.
(I)	The state of Montana has an option to purchase the facility generally at any time during the term of the contract with us at fair market value less the sum of a pre-determined portion of per diem payments made to us by the state of Montana.
(J)	The state of Ohio has the irrevocable right to repurchase the facility before we may resell the facility to a third party, or if we become insolvent or are unable to meet our obligations under the management contract with the state of Ohio, at a price generally equal to the fair market value, as defined in the Real Estate Purchase Agreement.

(K)	During December 2014, we were notified by the BOP that it elected not to renew its contract at this facility upon the scheduled expiration in May 2015. We currently expect to continue to house USMS detainees at this facility pursuant to a separate contract that expires December 31, 2016, while we continue to market the space that will become available.
(L)	These facilities are subject to purchase options held by the Oklahoma Department of Corrections, or ODC, which grants the ODC the right to purchase the facility at its fair market value at any time during the term of the contract with ODC.
(M)	The state of Tennessee has the option to purchase the facility in the event of our bankruptcy, or upon an operational or financial breach, as defined, at a price equal to the book value of the facility, as defined.
(N)	In September 2014, we began leasing this facility and the site upon which it is being constructed from a third-party lessor. ICE began housing the first residents at the facility in the fourth quarter of 2014, and the site is expected to be ready for full capacity at 2,400 beds during the second quarter of 2015. At December 31, 2014, there were 480 beds in service at this facility.
(O)	The District of Columbia has the right to purchase the facility at any time during the term of the contract at a price generally equal to the present value of the remaining lease payments for the premises. Upon expiration of the lease in 2017, ownership of the facility automatically reverts to the District of Columbia.

Facilities Under Construction or Development

As more fully described hereafter in “Management’s Discussion and Analysis of Financial Condition and Results of Operations, or MD&A, – Liquidity and Capital Resources”, we have three facilities under construction or development. The 1,492-bed Otay Mesa Detention Center is being constructed in San Diego, California, and is expected to be completed in the third quarter of 2015. We plan to offer the Otay Mesa facility to house the existing federal inmate populations at the San Diego Correctional Facility upon expiration of the ground lease at that facility on December 31, 2015. The 2,552-bed Trousdale Turner Correctional Center is being constructed in Trousdale County, Tennessee, and is expected to be completed in the fourth quarter of 2015. Under an agreement with Trousdale County, we expect the intake of inmate populations from the state of Tennessee to begin at this facility in the first quarter of 2016. We lease the South Texas Family Residential Center and the site upon which it is being constructed from a third-party lessor. In addition to the lease payments under the lease agreement, we are investing in certain leasehold improvements and furniture, fixtures, and equipment at the facility. We expect to complete these additions by the end of the second quarter of 2015 when the 2,400-bed South Texas facility is expected to be ready for full occupancy.

Competitive Strengths

We believe that we benefit from the following competitive strengths:

The Largest Private Prison Operator. Our recognition as the nation’s leading private prison owner and operator provides us with significant credibility with our current and prospective clients. We believe we manage nearly 41% of all privately managed prison beds in the United States. We believe we own approximately 61% of all privately owned prison beds in the United States. We pioneered modern-day private prisons with a list of notable accomplishments, such as being the first company to design, build, and operate a private prison, the first company to manage a private maximum-security facility under a direct contract with the federal government and, most recently, the first company to purchase a government-owned correctional facility from a governmental agency in the United States and to manage the facility for the government agency. In addition to providing us with extensive experience and institutional knowledge, our size also helps us deliver value to our customers by providing purchasing power and allowing us to achieve certain economies of scale.

Available Beds within Our Existing Facilities. As of December 31, 2014, we had approximately 6,000 beds at five core facilities that are vacant and immediately available to use. We consider our core facilities to be those that were designed for adult secure correctional purposes. We have staff throughout the organization actively engaged in marketing this available capacity to existing and prospective customers. Historically, we have been successful in substantially filling our inventory of available beds and the beds that we have constructed. Filling these available beds would provide substantial growth in revenues, cash flow, and earnings per share.

Attractive REIT Profile. Key characteristics of our business make us a highly attractive REIT. As of December 31, 2014, we owned or controlled 52 correctional and detention facilities containing approximately 14 million square feet which, for the year ended December 31, 2014, generated 97% of our net operating income, or our operating income before general and administrative expenses, asset impairments, depreciation, and amortization. Land and buildings comprise over 90% of our gross fixed assets. These valuable assets are located in areas with high barriers to entry, particularly due to the unique permitting and zoning requirements for correctional and detention facilities. Further, these assets are constructed primarily of concrete and steel, generally requiring lower maintenance capital expenditures than other types of commercial properties.

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

Development and Expansion Opportunities. The demand for prison bed capacity in the short-term has been affected by the budget challenges many of our government partners currently face. These challenges impede our customers’ ability to construct new prison beds of their own or update older facilities, which we believe could result in further need for private sector capacity solutions in the long-term. Though we primarily promote utilization of our available bed capacity, we intend to continue to pursue build-to-suit opportunities like our 2,552-bed Trousdale Turner Correctional Center under construction in Trousdale County, Tennessee, and alternative solutions like the recently announced 2,400-bed South Texas Family Residential Center whereby we identified a site and lessor to provide residential housing and administrative buildings for ICE.

Proven Senior Management Team. Our senior management team has applied their prior experience and diverse industry expertise to improve our operations, related financial results, and capital structure. Under our senior management team’s leadership, we have created new business opportunities with customers that have not previously utilized the private corrections sector, expanded relationships with existing customers, including all three federal correctional and detention agencies, converted to a REIT, and successfully completed numerous recapitalization and refinancing transactions, resulting in increases in shareholder value and profitability. Our senior management team has an average of 19 years of experience working in the corrections industry.

Financial Flexibility. As of December 31, 2014, we had cash on hand of $74.4 million and $358.7 million available under our $900.0 million revolving credit facility, with a total weighted average effective interest rate of 3.6% on all outstanding debt, while our total weighted average maturity on all outstanding debt was 5.2 years. For the year ended December 31, 2014, our fixed charge coverage ratio was 9.1x and our debt leverage was 3.1x. During the year ended December 31, 2014, we generated $423.6 million in cash through operating activities, and as of December 31, 2014, we had net working capital of $47.0 million.

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

Own and Operate High Quality Correctional and Detention Facilities. We believe that our government partners choose an outsourced correctional service provider based primarily on availability of beds, price, and the quality of services provided. Approximately 90% of the eligible facilities we operated as of December 31, 2014 are accredited by the ACA, an independent organization of corrections industry professionals that establishes standards by which a correctional facility may gain accreditation. We believe that this percentage compares favorably to the percentage of government-operated adult prisons that are accredited by the ACA. We have experienced wardens managing our facilities, with an average of 28 years of corrections experience and an average tenure of 16 years with us.

Offer Compelling Value. We believe that our government partners also seek a compelling value and service offering when selecting an outsourced correctional services provider. We believe that we offer a cost-effective alternative to our government partners by reducing their correctional services costs while allowing them to avoid long-term pension obligations for their employees and large capital investments in new prison beds. We attempt to improve operating performance and efficiency through the following key operating initiatives: (1) standardizing supply and service purchasing practices and usage; (2) implementing a standard approach to staffing and business practices in an effort to reduce our fixed expenses; (3) improving offender management, resource consumption, and reporting procedures through the utilization of numerous technological initiatives; (4) reconfiguring facility bed space to optimize capacity utilization; and (5) improving productivity and reducing employee turnover. Through ongoing company-wide initiatives, we continue to focus on efforts to contain costs and improve operating efficiencies, ensuring continuous delivery over the long-term.

Through our strong commitment to community corrections and re-entry programs, we offer our government partners additional compelling opportunities. Our evidence-based re-entry programs, including academic education, vocational training, substance abuse treatment, life skills training, and faith-based programming, are customizable based on partner needs and are applied utilizing best practices and/or industry standards. Through our efforts in community corrections and re-entry programs, we can provide consistency and common standards across facilities. We can also serve multiple levels of government on an as-needed basis, all toward reaching the goal we share with our government partners of providing offenders with the opportunity to succeed when they are released, making our communities safer, and, ultimately, reducing recidivism.

We also intend to continue to implement a wide variety of specialized services that address the unique needs of various segments of the offender population. Because the offenders in the facilities we operate differ with respect to security levels, ages, genders, and cultures, we focus on the particular needs of an offender population and tailor our services based on local conditions and our ability to provide services on a cost-effective basis.

Increase Occupancy and Revenue. Our industry benefits from significant economies of scale, resulting in lower operating costs per inmate as occupancy rates increase. We are pursuing a number of initiatives intended to increase our occupancy and revenue. Our competitive cost structure offers prospective government partners a compelling solution to incarceration. The unique budgetary challenges governments are facing may cause them to further rely on us to help reduce their costs, and also cause those states that have not previously utilized the private sector to turn to the private sector to help reduce their overall costs of incarceration. We are actively pursuing these opportunities. We are also focused on renewing and enhancing the terms of our existing contracts and expanding the services we provide under those contracts. We believe the long-term growth opportunities of our business remain very attractive as insufficient bed development by our government partners should result in future demand for additional bed capacity. Increases in occupancy could result in lower operating costs per inmate, resulting in higher operating margins, cash flow, and net income.

Own and Lease Correctional Facilities. As an alternative to providing “turn-key” correctional bed space and services to our government partners, we also offer our customers an attractive portfolio of prison facilities that can be leased for various correctional needs. During the fourth quarter of 2013, we entered into an agreement to lease our California City Correctional Center to the CDCR. The lease agreement includes a three-year base term with unlimited two-year renewal options upon mutual agreement. Annual base rent during the three-year base term is fixed at $28.5 million. After the three-year base term, the rent will be increased annually by the lesser of CPI (Consumer Price Index) or 2%. We are responsible for repairs and maintenance, property taxes and property insurance, while all other aspects and costs of facility operations are the responsibility of the CDCR. The lease of this facility provided California an immediate solution to help reach its population capacity goals, and exemplified our ability to react quickly to our partners’ needs with innovative and flexible solutions that make the best use of taxpayer dollars. We intend to pursue additional opportunities like those with the CDCR to lease prison facilities to government and other third-party operators in need of correctional capacity.

Capital Strategy

As of December 31, 2014, we had cash on hand of $74.4 million and $358.7 million available under our $900.0 million revolving credit facility. None of our outstanding debt requires scheduled principal payments, and we have no debt maturities until December 2017.

Despite a challenging economic environment over the past several years, we have been able to deploy capital resources to take advantage of targeted growth opportunities, including the acquisition, expansion, and development of new correctional facilities. During 2013, we completed the acquisition of Correctional Alternatives, Inc., or CAI, a privately held San Diego, California-based community corrections company that specializes in residential re-entry, home detention, and work furlough programs for San Diego County, the BOP, and United States Pretrial and Probation. We acquired CAI as a strategic investment in a complementary business that broadens the scope of solutions we provide, expanding the range of solutions from incarceration through release, and supporting our belief in helping offenders successfully transition to society. We intend to pursue opportunities similar to the acquisition of CAI that enable us to provide additional services to our government partners while resulting in earnings and cash flow growth.

We regularly evaluate alternative uses of our cash flow in order to provide value to our stockholders. From 2008 to 2011, we purchased a total of 28.4 million shares of our common stock at an aggregate cost of $508.2 million, at an average price of $17.91, representing 22.6% of the total shares of our common stock outstanding prior to the commencement of the initial stock repurchase program authorized by our Board of Directors in 2008. Further, we repurchased this $508.2 million of our common stock while simultaneously improving our leverage ratios. In February 2012, our Board of Directors terminated the stock repurchase program and commenced a quarterly cash dividend beginning in the second quarter of 2012. The quarterly dividends were subsequently increased as a result of our conversion to a REIT effective January 1, 2013, as further described hereafter. We continue to consider stock repurchases as an alternative use of our cash flow. However, under our current REIT structure we retain less cash flow, as a substantial portion of our cash generated from operations must be distributed to shareholders as a dividend.

We reorganized our corporate structure to facilitate our qualification as a REIT for federal income tax purposes effective for our taxable year beginning January 1, 2013. To qualify and be taxed as a REIT, we generally are required to distribute annually to our stockholders at least 90% of our REIT taxable income (determined without regard to the dividends paid deduction and excluding net capital gains), and are subject to regular corporate income taxes to the extent we distribute less than 100% of our REIT taxable income (including capital gains) each year. The amount, timing and frequency of future distributions, however, will be at the sole discretion of our Board of Directors and will be declared based upon various factors, many of which are beyond our control, including our financial condition and operating cash flows, the amount required to maintain qualification and taxation as a REIT and reduce any income and excise taxes that we otherwise would be required to pay, limitations on distributions in our existing and future debt instruments, our ability to utilize net operating losses, or NOLs, to offset, in whole or in part, our REIT distribution requirements, limitations on our ability to fund distributions using cash generated through our TRSs and other factors that our Board of Directors may deem relevant. Because as a REIT we are required to distribute a substantial portion of our cash generated from operations to shareholders as a dividend, growth opportunities may require more external capital resources than were required prior to our conversion to a REIT. During 2014, our Board of Directors declared a quarterly dividend of $0.51 in each quarter totaling $239.1 million for the year, compared with a total of $221.2 million during 2013 and $60.2 million during 2012 (the year before our REIT conversion).

In addition to the cash on hand and availability under our revolving credit facility, we currently expect our REIT taxable income to be less than our cash flow, primarily due to the deductibility of non-cash expenses such as depreciation on our real estate assets. This liquidity provides us with the flexibility to (i) invest in additional facility acquisitions and developments, which could include acquisitions of facilities from government partners, third parties, or additional business combinations similar to the acquisition of CAI, (ii) pay down debt, (iii) increase dividends to our shareholders, (iv) or repurchase our common stock. We also have the flexibility to issue debt or equity securities from time to time when we determine that market conditions and the opportunity to utilize the proceeds from the issuance of such securities are favorable. Such opportunities could include, but are not limited to, build-to-suit or additional acquisition opportunities that exceed our undistributed cash flow and that generate favorable investment returns.

The Corrections and Detention Industry

We believe we are well-positioned to capitalize on government outsourcing of correctional management services because of our competitive strengths, business strategy, and financial flexibility. Notwithstanding the effects the current economy could have on our government partners’ demand for prison beds in the short term, we believe the long-term trends favor an increase in the outsourcing of correctional management services. The key reasons for this outsourcing trend include (unless otherwise noted, statistical references were obtained from the “Bureau of Justice Statistics Bulletin” issued by the U.S. Department of Justice in September 2014):

United States Prison Population Trends. The growth of the prison population in the United States over the past decade, combined with a lack of new prison capacity constructed by the public sector, has led to overcrowding in the state and federal prison systems. In 2013, at least 20 states and the federal prison system reported operating at or above their highest capacity measure. The federal prison system was operating at 33% above capacity at December 31, 2013.

At year-end 2013, federal and state correctional authorities had jurisdiction over approximately 1.6 million prisoners. The annual growth rate of the federal and state prison population increased 0.3% for the year ended December 31, 2013. The imprisonment rate – the number of sentenced prisoners per 100,000 residents – decreased slightly from 480 prisoners per 100,000 U.S. residents in 2012 to 478 prisoners per 100,000 U.S. residents in 2013. During 2013, populations in state prisons increased 0.5%. According to a report issued in November 2014 by the Pew Charitable Trusts, the number of state prison inmates is expected to increase 3% by 2018, according to projections collected from 34 states. This translates into an increase in inmate populations of approximately 26,000, according to the report.

The total number of prisoners under federal jurisdiction decreased 0.9% for the year ended December 31, 2013, representing the first decrease in inmates under the jurisdiction of the BOP since 1980. This decrease could indicate a shift in public policy that may reduce the number of people incarcerated in the United States. For example, in July 2014, the U.S. Sentencing Commission voted unanimously to apply a reduction in the sentencing guideline levels applicable to most federal drug trafficking offenders retroactively, meaning that many offenders currently in prison could be eligible for reduced sentences beginning November 2015. Under the guidelines, no offender would be released unless a judge reviews the case to determine whether a reduced sentence poses a risk to public safety and is otherwise appropriate. As of December 31, 2014, the federal prison system was operating at 27.5% above capacity. A reduction in federal prison populations has resulted in an increase in the cost per inmate for the public sector as the fixed cost structure is allocated over a lower population, resulting in an even greater value proposition and opportunity for the private sector.

Lack of New Prison Construction. Capital expenditures for new construction, renovations, and major repairs have decreased at the state level. According to a Bureau of Justice Statistics report issued December 11, 2013, between 1992 and 2001, capital outlays varied between $2.7 billion and $4.0 billion, comprising between 5.0% and 10.3% of total corrections expenditures during those years. Between these same years, 32 states spent at least 20% of their total corrections expenditures on capital outlays. From 2002 to 2010, capital outlays made up $2.3 billion or less each year and less than 5% of state correctional expenditures. Between these same years, only two states spent at least 20% of their total corrections expenditures on capital outlays. Further, according to the “State Expenditure Report” issued in November 2014 by the National Association of State Budget Officers, or NASBO, which analyzed state spending for actual fiscal years 2012 and 2013, and estimated fiscal year 2014, total state spending on corrections, inclusive of capital expenditures, is expected to increase 4.5% from fiscal year 2012 to fiscal year 2014. However, according to the report, 37 states have estimated that, in fiscal year 2014, capital expenditures will make up less than 2% of their total spending on corrections.

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

Acceptance of Privatization. The prisoner population, excluding detention and jail populations, housed in privately managed facilities in the United States as of December 31, 2013 was approximately 133,000. At December 31, 2013, 19.1% of federal inmates and 6.8% of state inmates were held in private facilities. Since December 31, 2000, the number of federal inmates held in private facilities has increased approximately 165%, while the number of state inmates held in private facilities has increased approximately 22%. Eighteen states had at least 5% of their prison population held in private facilities at December 31, 2013. Five states housed at least 25% of their prison population in private facilities as of December 31, 2013.

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

Privacy regulations promulgated under HIPAA regulate the use and disclosure of individually identifiable health information, whether communicated electronically, on paper, or orally. The regulations also provide patients with significant rights related to understanding and controlling how their health information is used or disclosed. Security regulations promulgated under HIPAA require that covered entities, including most health care providers, health clearinghouses, group health plans, and their business associates, implement administrative, physical, and technical safeguards to protect the security of individually identifiable health information that is maintained or transmitted electronically. These privacy and security regulations require the implementation of compliance training and awareness programs for our health care service providers and selected other employees primarily associated with our employee medical plans. Further, covered entities and their business associates must provide notification to affected individuals without unreasonable delay but not to exceed 60 days of discovery of a breach of unsecured protected health information. Notification must also be made to the U.S. Department of Health and Human Services, or DHHS, and, in certain situations involving large breaches, to the media. In a final rule released in January 2013, DHHS modified the breach notification requirement by creating a presumption that all non-permitted uses or disclosures of unsecured protected health information are breaches unless the covered entity or business associate establishes that there is a low probability the information has been compromised.

Violations of the HIPAA privacy and security regulations could result in significant civil and criminal penalties, and the American Recovery and Reinvestment Act of 2009, or ARRA, has strengthened the enforcement provisions of HIPAA. ARRA broadens the applicability of the criminal penalty provisions to employees of covered entities and requires DHHS to impose penalties for violations resulting from willful neglect. ARRA also increases the amount of the civil penalties, with penalties of up to $50,000 per violation for a maximum civil penalty of $1,500,000 in a calendar year for violations of the same requirement. Further, ARRA authorizes state attorneys general to bring civil actions for injunctions or damages in response to violations that threaten the privacy of state residents. In addition, under ARRA, DHHS is required to perform periodic HIPAA compliance audits of covered entities and their business associates. DHHS conducted compliance audits of 115 covered entities in 2012 and has announced its intent to conduct additional audits.

In addition, there are numerous legislative and regulatory initiatives at the federal and state levels addressing the privacy and security of patient health information and other identifying information. For example, federal and various state laws and regulations strictly regulate the disclosure of patient identifiable information related to substance abuse treatment. Further, various state laws and regulations require providers and other entities to notify affected individuals in the event of a data breach involving certain types of individually identifiable health or financial information, and these requirements may be more restrictive than the regulations issued under HIPAA and ARRA. These statutes vary and could impose additional penalties and compliance costs.

Healthcare reform could have an impact on our business

The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the “Health Reform Law”) were signed into law in the United States. Certain of the provisions that have increased our healthcare costs since 2010 include the removal of annual plan limits, the expansion of dependent child coverage up to age 26, the mandate that health plans provide 100% coverage on expanded preventive care, and, in 2014, the removal of pre-existing condition exclusions. In addition, effective with the 2014 benefit year, we are subject to the three-year Transitional Reinsurance Fee, imposed in order to finance a temporary reinsurance fund established to stabilize individual premiums purchased through the federal and state insurance exchanges. Our healthcare costs may continue to be significantly affected in the future, depending upon regulatory guidance, elements of the law that are effective as of future dates, the impact the law could have on healthcare rates in general, and our response to these changes. While much of the added cost from the Health Reform Law occurred in 2014, we anticipate added costs in the future due to provisions being phased in over time. Changes to our healthcare cost structure could have an impact on our business and operating costs.

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

Each of our management contracts and the statutes of certain states require the maintenance of insurance. We maintain various insurance policies including employee health, workers’ compensation, automobile liability, and general liability insurance. Because we are significantly self-insured for employee health, workers’ compensation, automobile liability, and general liability insurance, the amount of our insurance expense is dependent on claims experience, and our ability to control our claims experience. Our insurance policies contain various deductibles and stop-loss amounts intended to limit our exposure for individually significant occurrences. However, the nature of our self-insurance policies provides little protection for deterioration in overall claims experience or an increase in medical costs. We are continually developing strategies to improve the management of our future loss claims but can provide no assurance that these strategies will be successful. However, unanticipated additional insurance expenses resulting from adverse claims experience or an increasing cost environment for general liability and other types of insurance could adversely impact our results of operations and cash flows.

Employees

As of December 31, 2014, we employed approximately 14,040 employees. Of such employees, approximately 385 were employed at our corporate offices and approximately 13,655 were employed at our facilities and in our inmate transportation business. We employ personnel in the following areas: clerical and administrative, facility administrators/wardens, security, medical, quality assurance, transportation and scheduling, maintenance, teachers, counselors, chaplains, and other support services.

Each of the facilities we currently operate is managed as a separate operational unit by the facility administrator or warden. All of these facilities follow a standardized code of policies and procedures.

We have not experienced a strike or work stoppage at any of our facilities. Approximately 1,030 employees at five of our facilities are represented by labor unions. In the opinion of management, overall employee relations are good.

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

As the owner and operator of correctional and detention facilities, we are subject to certain risks and uncertainties associated with, among other things, the corrections and detention industry and pending or threatened litigation in which we are involved. In addition, we are also currently subject to risks associated with our indebtedness as well as our qualification as a REIT for federal income tax purposes effective for our taxable years beginning January 1, 2013. The risks and uncertainties set forth below could cause our actual results to differ materially from those indicated in the forward-looking statements contained herein and elsewhere. The risks described below are not the only risks we face. Additional risks and uncertainties not currently known to us or those we currently deem to be immaterial may also materially and adversely affect our business operations. Any of the following risks could materially adversely affect our business, financial condition, or results of operations.

Risks Related to Our Business and Industry

Our results of operations are dependent on revenues generated by our jails, prisons, detention, and residential facilities, which are subject to the following risks associated with the corrections and detention industry.

We are subject to fluctuations in occupancy levels, and a decrease in occupancy levels could cause a decrease in revenues and profitability. While a substantial portion of our cost structure is fixed, a substantial portion of our revenue is generated under facility ownership and management contracts that specify per diem payments based upon daily occupancy. We are dependent upon the governmental agencies with which we have contracts to provide inmates for our managed facilities. We cannot control occupancy levels at the facilities we operate. Under a per diem rate structure, a decrease in our occupancy rates could cause a decrease in revenue and profitability. Average compensated occupancy for our facilities in operation for 2014, 2013, and 2012 was 84%, 85%, and 88%, respectively. Occupancy rates may, however, decrease below these levels in the future. When combined with relatively fixed costs for operating each facility, a decrease in occupancy levels could have a material adverse effect on our profitability.

We are dependent on government appropriations and our results of operations may be negatively affected by governmental budgetary challenges. Our cash flow is subject to the receipt of sufficient funding of, and timely payment by, contracting governmental entities. If the appropriate governmental agency does not receive sufficient appropriations to cover its contractual obligations, it may terminate our contract or delay or reduce payment to us. Any delays in payment, or the termination of a contract, could have an adverse effect on our cash flow and financial condition. In addition, federal, state and local governments are constantly under pressure to control additional spending or reduce current levels of spending. Accordingly, we have been requested and may be requested in the future to reduce our existing per diem contract rates or forego prospective increases to those rates. Further, our government partners could reduce inmate population levels in facilities we own or manage to contain their correctional costs. In addition, it may become more difficult to renew our existing contracts on favorable terms or otherwise.

Competition for inmates may adversely affect the profitability of our business. We compete with government entities and other private operators on the basis of bed availability, cost, quality and range of services offered, experience in designing, constructing, and managing facilities, and reputation of management and personnel. While there are barriers to entering the market for the ownership and management of correctional and detention facilities, these barriers may not be sufficient to limit additional competition. In addition, our government customers may assume the management of a facility that they own and we currently manage for them upon the termination of the corresponding management contract or, if such customers have capacity at their facilities, may take inmates currently housed in our facilities and transfer them to government-run facilities. Since we are paid on a per diem basis with no minimum guaranteed occupancy under most of our contracts, the loss of such inmates and resulting decrease in occupancy would cause a decrease in our revenues and profitability.

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

We are subject to terminations, non-renewals, or competitive re-bids of our government contracts. We typically enter into facility contracts with governmental entities for terms of up to five years, with additional renewal periods at the option of the contracting governmental agency. Notwithstanding any contractual renewal option of a contracting governmental agency, 23 of our facility contracts with the customers listed under “Business – Facility Portfolio – Facilities and Facility Management Contracts” are currently scheduled to expire on or before December 31, 2015 but have renewal options (20), or are currently scheduled to expire on or before December 31, 2015 and have no renewal options (3). Although we generally expect these customers to exercise renewal options or negotiate new contracts with us, one or more of these contracts may not be renewed by the corresponding governmental agency. In addition, these and any other contracting agencies may determine not to exercise renewal options with respect to any of our contracts in the future. Our government partners can also re-bid contracts in a competitive procurement process upon termination or non-renewal of our contract. Competitive re-bids may result from the expiration of the term of a contract, including the initial term and any renewal periods, or the early termination of a contract. Competitive re-bids are often required by applicable federal or state procurement laws periodically in order to further competitive pricing and other terms for the government agency.

During December 2014, the BOP announced that it elected not to renew its contract with us at our owned and operated 2,016-bed Northeast Ohio Correctional Center. The current contract with the BOP at this facility is scheduled to expire on May 31, 2015. We currently expect to continue to house USMS detainees at this facility pursuant to a separate contract that expires December 31, 2016, while we continue to market the space that will become available.

Based on information available at this filing, notwithstanding the contract at the Northeast Ohio Correctional Center described above, we expect to renew all other contracts that have expired or are scheduled to expire within the next twelve months. We believe our renewal rate on existing contracts remains high as a result of a variety of reasons including, but not limited to, the constrained supply of available beds within the U.S. correctional system, our ownership of the majority of the beds we operate, and the quality of our operations.

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

Our ability to secure new contracts to develop and manage correctional and detention facilities depends on many factors outside our control. Our growth is generally dependent upon our ability to obtain new contracts to develop and manage correctional and detention facilities. This possible growth depends on a number of factors we cannot control, including crime rates and sentencing patterns in various jurisdictions, governmental budgetary constraints, and governmental and public acceptance of privatization. The demand for our facilities and services could be adversely affected by the relaxation of enforcement efforts, leniency in conviction or parole standards and sentencing practices or through the decriminalization of certain activities that are currently proscribed by criminal laws. For instance, any changes with respect to drugs and controlled substances or illegal immigration could affect the number of persons arrested, convicted, and sentenced, thereby potentially reducing demand for correctional facilities to house them. Immigration reform laws are currently a focus for legislators and politicians at the federal, state, and local level. Legislation has also been proposed in numerous jurisdictions that could lower minimum sentences for some non-violent crimes and make more inmates eligible for early release based on good behavior. Also, sentencing alternatives under consideration could put some offenders on probation with electronic monitoring who would otherwise be incarcerated. Similarly, reductions in crime rates or resources dedicated to prevent and enforce crime could lead to reductions in arrests, convictions and sentences requiring incarceration at correctional facilities. Our policy prohibits us from engaging in lobbying or advocacy efforts that would influence enforcement efforts, parole standards, criminal laws, and sentencing policies.

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

Providing family residential services subjects us to certain unique or increased risks and difficulties compared to operating our other facilities. In September 2014, we signed an amended agreement to provide safe and humane residential housing, as well as educational opportunities, to women and children under the custody of ICE, who are awaiting their due process before immigration courts. Providing this type of residential service subjects us to new risks and uncertainties that could materially adversely affect our business, financial condition, or results of operations. For instance, the new contract mandates offender to staff ratios that are higher than our typical contract, requires services unique to this contract (e.g. child care and primary education services), and limits the use of security protocols and techniques typically utilized in correctional and detention settings. These operational risks and others associated with privately managing this type of residential facility could result in higher costs associated with staffing and lead to increased litigation. In addition, in January 2015, a class action lawsuit was filed in federal district court for the District of Columbia against the Secretary of the Department of Homeland Security, or DHS, and certain ICE officials. The complaint sought to certify a class of plaintiffs, consisting of Central American mothers and children who (i) have been or will be detained in ICE family detention facilities since June 2014, (ii) have been or will be determined to have a credible fear of persecution in their home country under federal asylum laws and (iii) are eligible for release on bond pursuant to certain federal statutes but have been or will be denied such release after being subject to an ICE custody determination that took deterrence of mass migration into account. In February 2015, the court certified the class and granted the plaintiffs’ motion for a preliminary injunction, enjoining DHS from detaining class members for the purpose of deterring future immigration to the United States and from considering deterrence of such immigration as a factor in such custody determinations until a final determination has been reached on the merits of the action. We have not received any instruction from ICE on what action they intend to take in response to the court order, or how and whether it will affect our contract at the South Texas Family Residential Center. However, it is possible that this or other lawsuits could adversely affect the contract, including changes to the contract that are less beneficial to us or which impose costs (such as to repurpose the facility for other detainees), or an outright termination of the contract. Any adverse decision with regard to this contract could materially affect our financial condition and results of operations.

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

Failure to comply with facility contracts or with unique and increased governmental regulation could result in material penalties or non-renewal or termination of noncompliant contracts or our other contracts to provide or manage correctional and detention facilities. The industry in which we operate is subject to extensive federal, state, and local regulations, including educational, health care, and safety regulations, which are administered by many regulatory authorities. Some of the regulations are unique to the corrections industry, some are unique to government contractors, and the combination of regulations we face is unique and complex. Facility contracts typically include reporting requirements, supervision, and on-site monitoring by representatives of the contracting governmental agencies. Corrections officers are customarily required to meet certain training standards and, in some instances, facility personnel are required to be licensed and subject to background investigation. Certain jurisdictions also require us to award subcontracts on a competitive basis or to subcontract with certain types of businesses, such as small businesses and businesses owned by members of minority groups. Our facilities are also subject to operational and financial audits by the governmental agencies with which we have contracts. Federal regulations also require federal government contractors like us to self-report evidence of certain forms of misconduct. We may not always successfully comply with these regulations and contract requirements, and failure to comply can result in material penalties, including financial penalties, non-renewal or termination of noncompliant contracts or our other facility contracts, and suspension or debarment from contracting with certain government entities.

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

On September 26, 2013, the Federal Communications Commission, or FCC, which regulates interstate communications, released a Report and Order and Further Notice of Proposed Rulemaking on the subject of rate reform for interstate inmate calling services, or the ICS Order. The ICS Order was effective on February 11, 2014, subject to a stay on certain portions as a result of a pending legal challenge to the ICS Order. The ICS Order has had a significant impact on the rates that may be charged for interstate inmate calling services, or

ICS, which include per-minute charges, per-call charges, and ancillary charges and other fees charged in connection with such service. Primarily as a result of the ICS Order, our telephone commission revenue decreased by $0.9 million from 2013 to 2014.

The Order applies directly to ICS providers who offer their services pursuant to contracts with correctional facilities, including those that we manage. The ICS Order places limits on rates that ICS providers can charge. Even though a portion of the order is subject to the stay noted above, in anticipation of the ICS Order, our ICS providers have complied by eliminating payments to correctional facilities that would be in violation of the ICS Order.

A number of legal challenges to the ICS Order are pending and additional future challenges are possible, any of which could alter or delay the FCC’s implementation of the ICS Order. In addition, based on the ICS Order and/or the outcome of its challenges, various state commissions may consider changes to their intrastate rates. Moreover, the ICS Order seeks comment on additional measures for rate reform and the FCC has indicated that further reform of interstate and intrastate ICS rates is likely forthcoming. On October 22, 2014, the FCC issued a Further Notice of Proposed Rulemaking, or FNPRM, which sought information from the public on various inmate calling-related topics. The FNPRM further re-affirmed the FCC’s intention to establish permanent rate caps for ICS, to consider, and likely impose, a total ban on commission payments to correctional facilities for interstate calling, and to impose rate caps and a commission ban on intrastate calling. Because the FCC revised the original due date for comments in response to the FNPRM, the FCC received comments and replies through late January 2015. The impact to our revenue is limited as a significant amount of commissions paid by our ICS providers are passed along to our customers or are reserved and used for the benefit of inmates in our care. Our failure to comply with, or changes to existing regulations or adoption of new regulations in, the areas discussed above could result in further increases to our costs or reductions in our revenue.

Government agencies may investigate and audit our contracts and, if any improprieties are found, we may be required to cure those improprieties, refund revenues we have received, to forego anticipated revenues, and we may be subject to penalties and sanctions, including prohibitions on our bidding in response to RFPs. Certain of the governmental agencies with which we contract have the authority to audit and investigate our contracts with them. As part of that process, government agencies may review our performance of the contract, our pricing practices, our cost structure and our compliance with applicable performance requirements, laws, regulations and standards. The regulatory and contractual environment in which we operate is complex and many aspects of our operations remain subject to manual processes and oversight that make compliance monitoring difficult and resource intensive. A governmental agency review could result in a request to cure a performance or compliance issue, and if we are unable to do so, the failure could lead to termination of the contract in question or other contracts that we have with that governmental agency. Similarly, for contracts that actually or effectively provide for certain reimbursement of expenses, if an agency determines that we have improperly allocated costs to a specific contract, we may not be reimbursed for those costs, and we could be required to refund the amount of any such costs that have been reimbursed. If a government audit asserts improper or illegal activities by us, we may be subject to civil and criminal penalties and administrative sanctions, including termination of contracts, forfeitures of profits, suspension of payments, fines and suspension or disqualification from doing business with certain government entities. In February 2014, we reached an agreement to pay $1.0 million in compensation to the state of Idaho regarding contractual disputes related to staffing at the Idaho Correctional Center stemming in part from an audit by the Idaho Department of Corrections. In addition to the potential civil and criminal penalties and administrative sanctions noted above, any adverse determination with respect to contractual or regulatory violations could negatively impact our ability to bid in response to RFPs in one or more jurisdictions.

We depend on a limited number of governmental customers for a significant portion of our revenues. We currently derive, and expect to continue to derive, a significant portion of our revenues from a limited number of governmental agencies. The loss of, or a significant decrease in, business from the BOP, ICE, USMS, or various state agencies could seriously harm our financial condition and results of operations. The three primary federal governmental agencies with correctional and detention responsibilities, the BOP, ICE, and USMS, accounted for 44% of our total revenues for the fiscal year ended December 31, 2014 ($724.2 million). The USMS accounted for 17% of our total revenues for the fiscal year ended December 31, 2014 ($285.4 million), BOP accounted for 13% of our total revenues for the fiscal year ended December 31, 2014 ($217.8 million), and ICE accounted for 13% of our total revenues for the fiscal year ended December 31, 2014 ($221.0 million). Although the revenue generated from each of these agencies is derived from numerous management contracts, the loss of one or more of such contracts could have a material adverse impact on our financial condition and results of operations. As previously described herein, during December 2014, the BOP notified us that they elected not to renew their contract at our Northeast Ohio Correctional Center upon its expiration in May 2015. We generated $40.2 million in revenue from the BOP during 2014 under this contract. We expect to continue to depend upon these federal agencies and a relatively small group of other governmental customers for a significant percentage of our revenues.

The CDCR accounted for 14% of our total revenues for the fiscal year ended December 31, 2014 ($236.9 million), including the revenue we generated at our California City facility under a lease. Our management and lease agreements with the CDCR, as well as the status of legal and legislative action regarding the state of California inmate populations, are more fully described hereafter in “MD&A – Results of Operations”.

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

As of December 31, 2014, we employed approximately 14,040 employees. Approximately 1,030 of our employees at five of our facilities, or approximately 7% of our workforce, are represented by labor unions. We have not experienced a strike or work stoppage at any of our facilities and in the opinion of management overall employee relations are good. New executive orders, administrative rules and changes in National Labor Relations could increase organizational activity at locations where employees are currently not represented by a labor organization. Increases in organizational activity or any future work stoppages could have a material adverse effect on our business, financial condition, or results of operations.

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

Many of our facility contracts provide for fixed fees or fees that increase by only small amounts during their terms. If, due to inflation or other causes, our operating expenses, such as wages and salaries of our employees, insurance, medical, and food costs, increase at rates faster than increases, if any, in our fees, then our profitability would be adversely affected. See “MD&A – Inflation.”

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

Certain of our facilities are subject to options to purchase and reversions. Eleven of our facilities are subject to an option to purchase by certain governmental agencies. Such options are exercisable by the corresponding contracting governmental entity generally at any time during the term of the respective facility contract. Certain of these purchase options are based on the depreciated book value of the facility, which essentially results in the transfer of ownership of the facility to the governmental agency at the end of the life used for accounting purposes. See “Business – Facility Portfolio – Facilities and Facility Management Contracts.” If any of these options are exercised, there exists the risk that we will be unable to invest the proceeds from the sale of the facility in one or more properties that yield as much cash flow as the property acquired by the government entity. In addition, in the event any of these options is exercised, there exists the risk that the contracting governmental agency will terminate the management contract associated with such facility. For the year ended December 31, 2014, the eleven facilities currently subject to these options generated $344.9 million in revenue (20.9% of total revenue) and incurred $250.6 million in operating expenses. Certain of the options to purchase are exercisable at prices below fair market value. See “Business – Facility Portfolio – Facilities and Facility Management Contracts.”

In addition, the ownership of two of our facilities (one of which is also subject to an option to purchase) will, upon the expiration of certain ground leases in 2015 and 2017, revert to the respective governmental agency contracting with us. See “Business – Facility Portfolio – Facilities and Facility Management Contracts.” At the time of such reversion, there exists the risk that the contracting governmental agency will terminate the contract associated with such facility. For the year ended December 31, 2014, the facilities subject to reversion generated $71.1 million in revenue (4.3% of total revenue) and incurred $53.6 million in operating expenses.

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

Interruption, delay or failure of the provision of our technology services or information systems, or the compromise of the security thereof, could adversely affect our business, financial condition or results of operations.

Components of our business depend significantly on effective information systems and technologies. As with all companies that utilize information systems, we are vulnerable to negative impacts if the operation of those systems is interrupted, delayed, or certain information contained therein is compromised. As a matter of course, we exchange data with our government partners and other third-party providers. We employ industry-standard methodologies to ensure the availability and security of such systems and information. Despite the security measures we have in place, and any additional measures we may implement in the future, our facilities and systems, and those of our third-party service providers, could be vulnerable to security breaches, computer viruses, lost or misplaced data, programming errors, human errors, acts of vandalism, or other events. For example, several well-known companies have recently disclosed high-profile security breaches, involving sophisticated and highly targeted attacks on their company’s infrastructure or their customers’ data, which were not recognized or detected until after such companies had been affected notwithstanding the preventative measures they had in place. Any security breach or event resulting in the interruption, delay or failure of our services or information systems, or the misappropriation, loss, or other unauthorized disclosure of customer data or confidential information, including confidential information about our employees, whether by us directly or our third-party service providers, could damage our reputation, expose us to the risks of litigation and liability, disrupt our business, result in lost business, or otherwise adversely affect our results of operations.

Risks Related to Our Indebtedness

Our indebtedness could adversely affect our financial health and prevent us from fulfilling our obligations under our debt securities.

As of December 31, 2014, we had total indebtedness of $1,200.0 million. Our indebtedness could have important consequences. For example, it could:

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

The terms of the indentures for our senior notes and our revolving credit facility restrict our ability to incur indebtedness; however, we may nevertheless incur additional indebtedness in the future and in the future, we may refinance all or a portion of our indebtedness, including our revolving credit facility, and may incur additional indebtedness as a result. As of December 31, 2014, we had $358.7 million of additional borrowing capacity available under our $900.0 million revolving credit facility. In addition, we may issue an indeterminate amount of debt securities from time to time when we determine that market conditions and the opportunity to utilize the proceeds from the issuance of such securities are favorable. If new debt is added to our and our subsidiaries’ current debt levels, the related risks that we and they now face could intensify.

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

Even if we remain qualified as a REIT, we may owe penalty taxes under certain circumstances.

Even though we qualify as a REIT, we will be subject to certain U.S. federal, state and local taxes on our income and property, on taxable income that we do not distribute to our stockholders, and on net income from certain “prohibited transactions”. In addition, the REIT provisions of the Code are complex and are not always subject to clear interpretation. For example, a REIT must derive 95% of its gross income in any year from qualifying sources, including rents from real property. Rents from real property includes amounts received for the use of limited amounts of personal property and for certain services. Whether amounts constitute rents from real property or other qualifying income may not be entirely clear in all cases. We may fail to qualify as a REIT if we exceed the permissible amounts of non-qualifying income unless such failures qualify under certain statutory relief provisions. Even if we qualify for statutory relief, we may be required to pay an excise or penalty tax (which could be significant in amount) in order to utilize one or more such relief provisions under the Code to maintain our qualification as a REIT. Furthermore, we conduct substantial activities through TRSs, and the income of those subsidiaries will be subject to U.S. federal income tax at regular corporate rates.

To maintain our REIT status, we may be forced to obtain capital during unfavorable market conditions, which could adversely affect our overall financial performance.

In order to qualify as a REIT, we will be required each year to distribute to our stockholders at least 90% of our REIT taxable income (determined without regard to the dividends paid deduction and by excluding any net capital gain) and we will be subject to tax to the extent our net taxable income (including net capital gain) is not fully distributed. In addition, we will be subject to a 4% nondeductible excise tax on the amount, if any, by which distributions we pay in any calendar year are less than the sum of 85% of our ordinary income, 95% of our net capital gains, and 100% of our undistributed income from prior years. We intend to continue to make distributions to our shareholders to comply with the distribution requirements of the Code as well as to reduce our exposure to federal income taxes and the nondeductible excise tax. Differences in timing between the receipt of income and the payment of expenses to arrive at taxable income, along with the effect of required debt amortization payments, could require us to borrow funds on a short-term basis to meet the distribution requirements that are necessary to achieve the tax benefits associated with qualifying as a REIT. We may acquire additional capital through our issuance of securities senior to our common stock, including additional borrowings or other indebtedness or the issuance of additional securities. Issuance of such senior securities creates additional risks because leverage is a speculative technique that may adversely affect common stockholders. If the return on assets acquired with borrowed funds or other leverage proceeds does not exceed the cost of the leverage, the use of leverage could negatively affect our cash flow.

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

In order to satisfy the requirements for REIT qualification, no more than 50% in value of all classes or series of our outstanding shares of stock may be owned, actually or constructively, by five or fewer individuals (as defined in the Code to include certain entities) at any time during the last half of each taxable year beginning with our 2014 taxable year. To assist us in satisfying this share ownership requirement, our charter imposes ownership limits on each class and series of our shares of stock. Under applicable constructive ownership rules, any shares of stock owned by certain affiliated owners generally would be added together for purposes of the common stock ownership limits, and any shares of a given class or series of preferred stock owned by certain affiliated owners generally would be added together for purposes of the ownership limit on such class or series.

If anyone transfers shares of our common stock in a manner that would violate the ownership limits, or prevent us from qualifying as a REIT under the federal income tax laws, those shares of common stock instead would be transferred to a trust for the benefit of a charitable beneficiary and will be either redeemed by us or sold to a person whose ownership of the shares will not violate the ownership limit. If this transfer to a trust fails to prevent such a violation or fails to permit our continued qualification as a REIT, then the initial intended transfer would be null and void from the outset. The intended transferee of those shares will be deemed never to have owned the shares. Anyone who acquires shares in violation of the ownership limit or the other restrictions on transfer bears the risk of suffering a financial loss when the shares of common stock are redeemed or sold if the market price of our shares of common stock falls between the date of purchase and the date of redemption or sale.

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

We are generally required to distribute to our stockholders at least 90% of our net taxable income (excluding net capital gains) each year to qualify as a REIT under the Code. To the extent we satisfy the 90% distribution requirement but distribute less than 100% of our net taxable income (including net capital gains), we will be subject to federal corporate income tax on our undistributed net taxable income. We intend to distribute at least 100% of our net taxable income (excluding net capital gains). However, our ability to make distributions to our stockholders may be adversely affected by the issues described in the risk factors set forth in this annual report. Subject to satisfying the requirements for REIT qualification, we intend to continue to make regular quarterly distributions to our stockholders. Our Board of Directors has the sole discretion to determine the timing, form and amount of any distributions to our stockholders. Our Board of Directors makes determinations regarding distributions based upon, among other factors, our historical and projected results of operations, financial condition, cash flows and liquidity, satisfaction of the requirements for REIT qualification and other tax considerations, capital expenditure and other expense obligations, debt covenants, contractual prohibitions or other limitations and applicable law and such other matters as our Board of Directors may deem relevant from time to time. Among the factors that could impair our ability to make distributions to our stockholders are:

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

Distributions that we make to our stockholders are treated as dividends to the extent of our earnings and profits as determined for federal income tax purposes and are generally taxable to our stockholders as ordinary income. However, our dividends are eligible for the lower rate applicable to “qualified dividends” to the extent they are attributable to income that was previously subject to corporate income tax, such as the dividends we receive from our TRSs. Also, a portion of our distributions may be designated by us as long-term capital gains to the extent that they are attributable to capital gain income recognized by us. Our distributions may constitute a return of capital to the extent that they exceed our earnings and profits as determined for federal income tax purposes. A return of capital generally is not taxable, but has the effect of reducing the basis of a shareholder’s investment in our shares of common stock. Any such distributions that exceed a shareholder’s tax basis in our shares of common stock generally will be taxable as capital gains.

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

Other Risks Related to Our Securities

The market price of our equity securities may vary substantially, which may limit our stockholders’ ability to liquidate their investment.

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

The properties we owned at December 31, 2014 are described under Item 1 and in Note 4 of the Notes to the Consolidated Financial Statements contained in this Annual Report, as well as in Schedule III in Part IV to this Annual Report.

ITEM 3.	LEGAL PROCEEDINGS.

The information required under this section is described in Note 15 of the Notes to the Consolidated Financial Statements contained in this Annual Report.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

PART II.

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Price of and Distributions on Capital Stock

Our common stock is traded on the New York Stock Exchange, or NYSE, under the symbol “CXW.” On February 17, 2015 the last reported sale price of our common stock was $40.11 per share and there were approximately 3,500 registered holders and approximately 48,000 beneficial holders, respectively, of our common stock.

The following table sets forth, for the fiscal quarters indicated, the range of high and low sales prices of the common stock.

Common Stock

	SALES PRICE
	HIGH	LOW
FISCAL YEAR 2014
First Quarter	$34.73	$30.37
Second Quarter	$33.79	$30.77
Third Quarter	$36.09	$32.05
Fourth Quarter	$38.60	$32.74

	SALES PRICE
	HIGH	LOW
FISCAL YEAR 2013
First Quarter	$39.31	$36.11
Second Quarter	$41.40	$32.25
Third Quarter	$35.75	$31.10
Fourth Quarter	$38.13	$31.86

Dividend Policy

During 2013 and 2014, CCA’s Board of Directors declared the following quarterly dividends on its common stock:

Declaration Date	Record Date	Payable Date	Per Share
February 22, 2013	April 3, 2013	April 15, 2013	$0.53
May 16, 2013	July 3, 2013	July 15, 2013	$0.48
August 16, 2013	October 2, 2013	October 15, 2013	$0.48
December 12, 2013	January 2, 2014	January 15, 2014	$0.48
February 20, 2014	April 2, 2014	April 15, 2014	$0.51
May 15, 2014	July 2, 2014	July 15, 2014	$0.51
August 14, 2014	October 2, 2014	October 15, 2014	$0.51
December 11, 2014	January 2, 2015	January 15, 2015	$0.51

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

In order to qualify as a REIT, we are required each year to distribute to our stockholders at least 90% of our REIT taxable income (determined without regard to the dividends paid deduction and excluding net capital gains) and we will be subject to tax to the extent our net taxable income (including net capital gains) is not fully distributed. While we intend to continue paying regular quarterly cash dividends at levels expected to fully distribute our annual REIT taxable income, future dividends will be paid at the discretion of our Board of Directors and will depend on our future earnings, our capital requirements, our financial condition, alternative uses of capital, the annual distribution requirements under the REIT provisions of the Code and on such other factors as our Board of Directors may consider relevant.

Issuer Purchases of Equity Securities

None.

ITEM 6.	SELECTED FINANCIAL DATA.

The following selected financial data for the five years ended December 31, 2014, was derived from our consolidated financial statements and the related notes thereto after any applicable reclassification of discontinued operations. This data should be read in conjunction with our audited consolidated financial statements, including the related notes, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Our audited consolidated financial statements, including the related notes, as of December 31, 2014 and 2013, and for the years ended December 31, 2014, 2013, and 2012 are included in this Annual Report.

CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES

SELECTED HISTORICAL FINANCIAL INFORMATION

(in thousands, except per share data)

	For the Years Ended December 31,
	2014	2013	2012	2011	2010
STATEMENT OF OPERATIONS:
Revenues	$1,646,867	$1,694,297	$1,723,657	$1,688,805	$1,628,217

Expenses:
Operating	1,156,135	1,220,351	1,217,051	1,158,269	1,120,094
General and administrative	106,429	103,590	88,935	91,227	84,148
Depreciation and amortization	113,925	112,692	113,063	107,568	103,073
Asset impairments	30,082	6,513	—	—	—

	1,406,571	1,443,146	1,419,049	1,357,064	1,307,315

Operating income	240,296	251,151	304,608	331,741	320,902

Other (income) expense:
Interest expense, net	39,535	45,126	58,363	72,940	71,127
Expenses associated with debt refinancing transactions	—	36,528	2,099	—	—
Other (income) expense	(1,204)	(100)	(333)	305	42

	38,331	81,554	60,129	73,245	71,169

Income from continuing operations before income taxes	201,965	169,597	244,479	258,496	249,733
Income tax (expense) benefit	(6,943)	134,995	(87,513)	(96,166)	(93,495)

Income from continuing operations	195,022	304,592	156,966	162,330	156,238
(Loss) income from discontinued operations, net of taxes	—	(3,757)	(205)	180	955

Net income	$195,022	$300,835	$156,761	$162,510	$157,193

Basic earnings per share:
Income from continuing operations	$1.68	$2.77	$1.58	$1.55	$1.39
(Loss) income from discontinued operations, net of taxes	—	(0.03)	—	—	0.01

Net income	$1.68	$2.74	$1.58	$1.55	$1.40

Diluted earnings per share:
Income from continuing operations	$1.66	$2.73	$1.56	$1.54	$1.38
(Loss) income from discontinued operations, net of taxes	—	(0.03)	—	—	0.01

Net income	$1.66	$2.70	$1.56	$1.54	$1.39

Weighted average common shares outstanding:
Basic	116,109	109,617	99,545	104,736	112,015
Diluted	117,312	111,250	100,623	105,535	112,977

	December 31,
	2014	2013	2012	2011	2010
BALANCE SHEET DATA:
Total assets	$3,127,191	$3,007,425	$2,974,742	$3,019,631	$2,983,228
Total debt	$1,200,000	$1,205,000	$1,111,545	$1,245,014	$1,156,568
Total liabilities	$1,645,691	$1,504,918	$1,453,122	$1,611,609	$1,512,357
Stockholders’ equity	$1,481,500	$1,502,507	$1,521,620	$1,408,022	$1,470,871

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

OVERVIEW

As of December 31, 2014, we owned or controlled 52 correctional and detention facilities and managed an additional 12 facilities owned by our government partners, with a total design capacity of approximately 84,500 beds in 19 states and the District of Columbia. We are the nation’s largest owner of privatized correctional and detention facilities and one of the largest prison operators in the United States. Our size and experience provide us with significant credibility with our current and prospective customers, and enable us to generate economies of scale in purchasing power for food services, health care and other supplies and services we offer to our government partners.

We are a Real Estate Investment Trust, or REIT. We began operating as a REIT for federal income tax purposes effective January 1, 2013. See “Item 1. Business – Overview” for a description of how we are organized and provide correctional services and conduct other operations through taxable REIT subsidiaries, or TRSs, in order to comply with REIT qualification requirements. We believe that operating as a REIT maximizes our ability to create stockholder value given the nature of our assets, helps lower our cost of capital, draws a larger base of potential stockholders, provides greater flexibility to pursue growth opportunities, and creates a more efficient operating structure.

Our Business

We are compensated for providing correctional bed space and operating and managing prisons and correctional facilities at an inmate per diem rate based upon actual or minimum guaranteed occupancy levels. The expansion of the prison population in the United States has led to overcrowding in the federal and state prison systems, providing us with opportunities for growth. Federal, state, and local governments are constantly under budgetary constraints putting pressure on governments to control correctional budgets, including per diem rates our customers pay to us as well as pressure on appropriations for building new prison capacity. Our federal partners have continued to manage their budgets under Continuing Resolutions which has created short-term challenges and lead to reductions in inmate populations. Several of our state partners are projecting modest increases in tax revenues and improvements in their budgets which has resulted in our ability to secure recent per diem increases at certain facilities. However, all of our state partners have balanced budget requirements, which may force them to further reduce their expenses if their tax revenues, which typically lag the overall economy, do not meet their expectations. Additionally, actions to manage their expenses could include reductions in inmate populations.

We believe the long-term growth opportunities of our business remain very attractive as certain states consider efficiency, savings, and offender programming opportunities we can provide. Further, we expect our partners to continue to face challenges in maintaining old facilities, and developing new facilities and additional capacity which could result in future demand for the solutions we provide.

Governments continue to experience many significant spending demands which have constrained correctional budgets limiting their ability to expand existing facilities or construct new facilities. We believe the outsourcing of prison management services to private operators allows governments to manage increasing inmate populations while simultaneously controlling correctional costs and improving correctional services. We believe our customers discover that partnering with private operators to provide residential services to their offenders introduces competition to their prison system, resulting in improvements to the quality and cost of corrections services throughout their correctional system. Further, the use of facilities owned and managed by private operators allows governments to expand correctional capacity without incurring large capital commitments and allows them to avoid long-term pension obligations for their employees.

We also believe that having beds immediately available to our partners provides us with a distinct competitive advantage when bidding on new contracts. While we have been successful in winning contract awards to provide management services for facilities we do not own, and will continue to pursue such management contracts selectively, we believe the most significant opportunities for growth are in providing our government partners with available beds within facilities we currently own or that we develop. We also believe that owning the facilities in which we provide management services enables us to more rapidly replace business lost compared with managed-only facilities, since we can offer the same beds to new and existing customers and, with customer consent, may have more flexibility in moving our existing inmate populations to facilities with available capacity. Our management contracts generally provide our customers with the right to terminate our management contracts at any time without cause.

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

The demand for capacity in the short-term has been affected by the budget challenges many of our government partners currently face. As a result, certain government partners have reduced the number of inmates housed in our facilities by consolidating inmate populations within their jail system, placing inmates on early parole, and/or modifying criminal laws and sentencing practices. At the same time, these challenges impede our customers’ ability to construct new prison beds of their own or update older facilities, which we believe could result in further need for private sector capacity solutions in the long-term. We intend to continue to pursue build-to-suit opportunities like our 2,552-bed Trousdale Turner Correctional Center under construction in Trousdale County, Tennessee, and alternative solutions like the recently announced 2,400-bed South Texas Family Residential Center whereby we identified a site and lessor to provide residential housing and administrative buildings for the U.S. Immigration and Customs Enforcement, or ICE. In the long-term, however, we would like to see continued and meaningful utilization of our available capacity and better visibility from our customers before we add any additional capacity on a speculative basis.

We also remain steadfast in our efforts to contain costs. Approximately 62% of our operating expenses consist of salaries and benefits. The turnover rate for correctional officers for our company, and for the corrections industry in general, remains high. We remain focused on workers’ compensation and medical benefits costs for our employees due to continued rising healthcare costs throughout the country and the uncertainty of the impact of the Patient

Protection and Affordable Care Act on future healthcare costs. Reducing these staffing costs requires a long-term strategy to control such costs, and we continue to dedicate resources to enhance our benefits, provide training and career development opportunities to our staff and attract and retain quality personnel. Through ongoing company-wide initiatives, we continue to focus on efforts to contain costs and improve operating efficiencies, ensuring continuous delivery of quality services over the long-term.

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

Asset impairments. The primary risk we face for asset impairment charges, excluding goodwill, is associated with correctional facilities we own. As of December 31, 2014, we had $2.7 billion in property and equipment, including $119.3 million in long-lived assets, excluding equipment, at five idled core correctional facilities. We consider our core facilities to be those that were designed for adult secure correctional purposes. The impairment analyses we performed for each of these facilities excluded the net book value of equipment, as a substantial portion of the equipment is easily transferrable to other company-owned facilities without significant cost. The carrying values of the five idled core facilities as of December 31, 2014 were as follows (in thousands):

Prairie Correctional Facility	$18,748
Huerfano County Correctional Center	19,033
Diamondback Correctional Facility	44,480
Otter Creek Correctional Center	24,089
Marion Adjustment Center	12,978

$119,328

We also have three idled non-core facilities with carrying values amounting to $1.3 million as of December 31, 2014. We consider the Shelby Training Center, Queensgate Correctional Facility, and Mineral Wells Pre-Parole Transfer Facility to be non-core because they were designed for uses other than for adult secure correctional purposes. From the date each facility became idle, the eight idled facilities incurred combined operating expenses of approximately $7.9 million, $6.4 million, and $6.0 million for the years ended December 31, 2014, 2013, and 2012, respectively. The 2014 and 2013 amounts exclude expenses incurred in connection with the activation of the Diamondback Correctional Facility which began in the third quarter of 2013 and continued until near the end of the second quarter of 2014, as further described hereafter.

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

In the fourth quarter of 2014, we made the decision to actively pursue the sale of the Queensgate Correctional Facility, idle since 2009, and the Mineral Wells Pre-Parole Transfer Facility, idle since 2013. We acquired the Queensgate and Mineral Wells facilities in 1998 and 1995, respectively, in connection with separate business combination transactions. We reviewed comparable sales data and concluded that either the exit value in the principle market or comparable sales prices for similar properties in the respective geographical areas represented the fair value of these non-core assets. We determined the principle market for these non-core assets will be buyers who intend to use the assets for purposes other than correctional facilities. The aggregate net book value of these facilities prior to the evaluation for impairment was $28.8 million and, as a result of the impairment indicator resulting from the potential sale of the facilities, we recorded non-cash impairments totaling $27.8 million during the fourth quarter of 2014 to write down the book values of the Queensgate and Mineral Wells facilities to the estimated fair values.

In the third quarter of 2014, we entered into a purchase and sale agreement with a third party to sell our idled Houston Educational Facility in Houston, Texas for $4.5 million. The Houston Educational Facility was another non-core asset that was previously leased to a charter school operator. We closed on the sale during the fourth quarter of 2014. The net book value of this facility prior to the evaluation for impairment was $6.4 million and, as a result of the impairment indicator resulting from the potential sale of the facility, we recorded a non-cash impairment of $2.2 million during the second quarter of 2014 to write-down the book value of the facility to the estimated fair value. The potential sale price was used as a proxy for the fair value of the facility during the second quarter of 2014 to evaluate and record the impairment.

In performing our annual impairment analyses, the estimates of recoverability are initially based on projected undiscounted cash flows that are comparable to historical cash flows from management contracts at similar facilities to the idled facilities and sensitivity analyses that consider reductions to such cash flows. Our sensitivity analyses included reductions in projected cash flows by as much as half of the historical cash flows generated by the respective facility as well as prolonged periods of vacancies. In all cases, the projected undiscounted cash flows in our analyses as of December 31, 2014, exceeded the carrying amounts of each facility by material amounts.

Our impairment evaluations also take into consideration our historical experience in securing new management contracts to utilize facilities that had been previously idled for periods comparable to or in excess of the periods that our currently idle facilities have been idle. Such previously idled facilities are currently being operated under contracts that generate cash flows resulting in the recoverability of the net book value of the previously idled facilities by substantial amounts. Due to a variety of factors, the lead time to negotiate contracts with our federal and state partners to utilize idle bed capacity is generally lengthy and has historically resulted in periods of idleness similar to the ones we are currently experiencing at our idle facilities. As a result of our analyses, and with the exception of the impairment charges taken on our non-core assets, we determined each of these assets to have recoverable values in excess of the corresponding carrying values. However, we can provide no assurance that we will be able to secure agreements to utilize our idle facilities, or that we will not incur impairment charges in the future.

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

Revenue Recognition – Multiple-Element Arrangement. In September 2014, we agreed under an expansion of an existing inter-governmental service agreement, or IGSA, between the city of Eloy, Arizona and ICE to provide residential space and services at our newly activated South Texas Family Residential Center. The amended IGSA qualifies as a multiple-element arrangement under the guidance in ASC 605, “Revenue Recognition”. We evaluate each deliverable in an arrangement to determine whether it represents a separate unit of accounting. A deliverable constitutes a separate unit of accounting when it has standalone value to the customer. ASC 605 requires revenue to be allocated to each unit of accounting based on a selling price hierarchy. The selling price for a deliverable is based on its vendor specific objective evidence, or VSOE, of selling price, if available, third party evidence, or TPE, if VSOE of selling price is not available, or estimated selling price, or ESP, if neither VSOE of selling price nor TPE is available. We establish VSOE of selling price using the price charged for a deliverable when sold separately. We establish TPE of selling price by evaluating similar products or services in standalone sales to similarly situated customers. We establish ESP based on management judgment considering internal factors such as margin objectives, pricing practices and controls, and market conditions. In arrangements with multiple elements, we allocate the transaction price to the individual units of accounting at inception of the arrangement based on their relative selling price. The allocation of revenue to each element requires considerable judgment and estimations which could change in the future. However, while a change in revenue allocation could lead to timing differences in the period in which revenue is recognized, total revenue recognized over the life of the IGSA will not change.

Self-funded insurance reserves. As of December 31, 2014 and 2013, we had $32.0 million and $33.8 million, respectively, in accrued liabilities for employee health, workers’ compensation, and automobile insurance claims. We are significantly self-insured for employee health, workers’ compensation, and automobile liability insurance claims. As such, our insurance expense is largely dependent on claims experience and our ability to control our claims. We have consistently accrued the estimated liability for employee health insurance claims based on our history of claims experience and the estimated time lag between the incident date and the date we pay the claims. We have accrued the estimated liability for workers’ compensation claims based on an actuarial valuation of the outstanding liabilities, discounted to the net present value of the outstanding liabilities, using a combination of actuarial methods used to project ultimate losses, and our automobile insurance claims based on estimated development factors on claims incurred. The liability for employee health, workers’ compensation, and automobile insurance includes estimates for both claims incurred and for claims incurred but not reported. These estimates could change in the future. It is possible that future cash flows and results of operations could be materially affected by changes in our assumptions, new developments, or by the effectiveness of our strategies.

Legal reserves. As of December 31, 2014 and 2013, we had $4.3 million and $6.2 million, respectively, in accrued liabilities related to certain legal proceedings in which we are involved. We have accrued our best estimate of the probable costs for the resolution of these claims based on a range of potential outcomes. In addition, we are subject to current and potential future legal proceedings for which little or no accrual has been reflected because our current assessment of the potential exposure is nominal. These estimates have been developed in consultation with our General Counsel’s office and, as appropriate, outside counsel handling these matters, and are based upon an analysis of potential results, assuming a combination of litigation and settlement strategies. It is possible that future cash flows and results of operations could be materially affected by changes in our assumptions, new developments, or by the effectiveness of our strategies.

RESULTS OF OPERATIONS

Our results of operations are impacted by the number of facilities we owned and managed, the number of facilities we managed but did not own, the number of facilities we leased to other operators, and the facilities we owned that were not in operation. The following table sets forth the changes in the number of facilities operated for the years ended December 31, 2014, 2013, and 2012.

	Effective Date	Owned and Managed	Managed Only	Leased	Total
Facilities as of December 31, 2011		46	21	2	69
Termination of the management contract for the Delta Correctional Facility	January 2012	—	(1)	—	(1)
Activation of the Jenkins Correctional Center	March 2012	1	—	—	1

Facilities as of December 31, 2012		47	20	2	69

Reclassification of Elizabeth Detention Center as owned and managed from managed only	January 2013	1	(1)	—	—
Reclassification of North Georgia Detention Center as owned and managed from managed only	January 2013	1	(1)	—	—
Termination of the management contract for the Wilkinson County Correctional Facility	June 2013	—	(1)	—	(1)
Acquisition of CAI	July 2013	2	—	—	2
Termination of the management contract for the Dawson State Jail	August 2013	—	(1)	—	(1)
Assignment of the contract at the Bridgeport Pre-Parole Transfer Facility	September 2013	(1)	—	1	—
Lease of the California City Correctional Center	December 2013	(1)	—	1	—

Facilities as of December 31, 2013		49	16	4	69

Termination of the management contracts for the Bay, Graceville and Moore Haven Correctional Facilities	January 2014	—	(3)	—	(3)
Termination of the contract at the North Georgia Detention Center	February 2014	(1)	—	—	(1)
Termination of the management contract for the Idaho Correctional Center	July 2014	—	(1)	—	(1)
Sale of the Houston Educational Facility	November 2014	—	—	(1)	(1)
Activation of the South Texas Family Residential Center	October 2014	1	—	—	1

Facilities as of December 31, 2014		49	12	3	64

Year Ended December 31, 2014 Compared to the Year Ended December 31, 2013

During the year ended December 31, 2014, we generated net income of $195.0 million, or $1.66 per diluted share, compared with net income of $300.8 million, or $2.70 per diluted share, for the previous year. Net income was negatively impacted during 2014 by the aforementioned $30.0 million of asset impairments, net of taxes, or $0.26 per diluted share, at the Houston Educational Facility, Queensgate Correctional Facility, and Mineral Wells Pre-Parole Transfer Facility. When compared to 2013, per share results during 2014 were also negatively impacted by the issuance of 13.9 million shares of common stock in connection with the payment of a special dividend on May 20, 2013.

Net income was favorably impacted during 2013 by the income tax benefit of $137.7 million recorded during the first quarter of 2013, or $1.24 per diluted share, due to the revaluation of certain deferred tax assets and liabilities and other income taxes associated with the REIT conversion effective January 1, 2013. In addition, results for 2013 were favorably impacted by a tax benefit of $4.9 million, or $0.04 per share, due to certain tax strategies implemented during the second quarter of 2013 that resulted in a further reduction in income taxes. These income tax benefits during 2013 were offset by our decision to provide bonuses totaling $5.0 million, or $0.04 per share, to non-management staff in lieu of merit increases in 2013. Net income for 2013 was negatively impacted due to several non-routine items including $43.5 million, net of taxes, or $0.39 per diluted share for expenses associated with debt refinancing transactions, the REIT conversion, and with the acquisition of Correctional Alternatives, Inc., or CAI, in the third quarter of 2013, as further described hereafter. Net income was also negatively impacted during 2013 by asset impairments associated with contract terminations of $6.7 million, net of taxes, or $0.06 per diluted share.

Facility Operations

A key performance indicator we use to measure the revenue and expenses associated with the operation of the facilities we own or manage is expressed in terms of a compensated man-day, which represents the revenue we generate and expenses we incur for one offender for one calendar day. Revenue and expenses per compensated man-day are computed by dividing facility revenue and expenses by the total number of compensated man-days during the period. A compensated man-day represents a calendar day for which we are paid for the occupancy of an offender. We believe the measurement is useful because we are compensated for operating and managing facilities at an offender per-diem rate based upon actual or minimum guaranteed occupancy levels. We also measure our ability to contain costs on a per-compensated man-day basis, which is largely dependent upon the number of offenders we accommodate. Further, per compensated man-day measurements are also used to estimate our potential profitability based on certain occupancy levels relative to design capacity. Revenue and expenses per compensated man-day for all of the facilities placed into service that we owned or managed, exclusive of those discontinued (see further discussion below regarding discontinued operations) or held for lease, were as follows for the years ended December 31, 2014 and 2013:

	For the Years Ended December 31,
	2014	2013
Revenue per compensated man-day	$63.54	$60.57
Operating expenses per compensated man-day:
Fixed expense	33.06	32.48
Variable expense	11.60	10.26

Total	44.66	42.74

Operating income per compensated man-day	$18.88	$17.83

Operating margin	29.7%	29.4%

Average compensated occupancy	83.8%	85.2%

Average available beds	82,942	88,894

Average compensated population	69,536	75,698

The calculations of expenses per compensated man-day for 2014 and 2013 exclude expenses incurred during the fourth quarter of 2013 and the first six months of 2014 for start-up efforts associated with the Diamondback facility because of the distorted impact they have on the statistics. The Diamondback expenses were incurred in connection with the activation of the facility in anticipation of a new contract. As further described hereafter, in April 2014, we made the decision to once again idle the facility in the absence of a definitive contract. The de-activation was completed near the end of the second quarter of 2014. In addition, the calculations of revenue and expenses per compensated man-day for 2013 exclude revenues (and compensated man-days) earned and expenses incurred during the fourth quarter of 2013 for the Red Rock facility because of the distorted impact they have on the statistics due to the transition to a new contract, as further described hereafter.

Revenue

Total revenue consists of revenue we generate in the operation and management of correctional and detention facilities, as well as rental revenue generated from facilities we lease to third-party operators, and from our inmate transportation subsidiary. The following table reflects the components of revenue for the years ended December 31, 2014 and 2013 (in millions):

	For the Years Ended December 31,
	2014	2013	$ Change	% Change
Management revenue:
Federal	$728.3	$740.0	$(11.7)	(1.6%)
State	759.3	823.6	(64.3)	(7.8%)
Local	68.6	66.9	1.7	2.5%
Other	56.5	57.3	(0.8)	(1.4%)

Total management revenue	1,612.7	1,687.8	(75.1)	(4.4%)
Rental and other revenue	34.2	6.5	27.7	426.2%

Total revenue	$1,646.9	$1,694.3	$(47.4)	(2.8%)

The $75.1 million, or 4.4%, reduction in revenue associated with the operation and management of correctional and detention facilities consisted of a decrease in revenue of approximately $136.2 million caused by a decrease in the average daily compensated population during 2014, partially offset by an increase of 4.9% in average revenue per compensated man-day. The reduction in revenue was also a result of a contract adjustment by one of our federal partners, as previously disclosed in the fourth quarter of 2013 and as further described hereafter. The reduction in revenue from the operation and management of correctional and detention facilities was partially offset by an increase in lease revenue at our California City facility, as further described hereafter under “Other Facility Related Activity”.

Average daily compensated population decreased 6,162, or 8.1%, from 2013 to 2014. The decline in average compensated population primarily resulted from the expiration of our contracts at the Bay Correctional Facility, Graceville Correctional Facility, and Moore Haven Correctional Facility, collectively referred to herein as the “Three Florida Facilities”, after the Florida Department of Management Services, or DMS, awarded the management of these contracts to another operator effective January 31, 2014. The decline in average compensated population also resulted from the expiration of our contract at the Idaho Correctional Center after the state of Idaho assumed management of the facility effective July 1, 2014, and from our decision to terminate a contract at the North Georgia Detention Center effective in the first quarter of 2014. Combined, these five facilities contributed to a decrease in revenue of $76.9 million and generated net operating losses, or the operating losses from operations before interest, taxes, asset impairments, and depreciation and amortization, of $2.4 million during the time they were active in 2014, and net operating income of $0.6 million during the year ended December 31, 2013.

Business from our federal customers, including primarily the Federal Bureau of Prisons, or BOP, the United States Marshals Service, or USMS, and ICE, continues to be a significant component of our business. Our federal customers generated approximately 44% of our total revenue for both of the years ended December 31, 2014 and 2013, but decreased $11.7 million from 2013 to 2014. The reduction in federal revenues primarily resulted from the transition of our California City facility, which housed USMS and ICE offenders during the majority of 2013, to a lease with the state of California, as further described under “Other Facility Related Activity” hereafter. Partially offsetting the reduction in federal revenues was an increase in revenues that resulted from our acquisition of CAI in the third quarter of 2013 and the activation of the South Texas Family Residential Center in the fourth quarter of 2014, as further described hereafter.

The reduction in federal revenues also resulted from a contract adjustment by one of our federal partners previously disclosed in the fourth quarter of 2013. The contract adjustment resulted in an accrual of $13.0 million of revenue and an equal accrual of operating expenses during the fourth quarter of 2013, both of which were revised to $9.0 million during the first quarter of 2014. Because of the distorted impact these amounts would have on the per compensated man-day statistics presented in the previous table, the revenue and expenses related to these adjustments were not included in the calculations of the per compensated man-day statistics.

State revenues from facilities that we manage decreased 7.8% from 2013 to 2014 primarily as a result of the expiration of our contracts at the Idaho Correctional Center effective July 1, 2014 and at the Three Florida Facilities effective January 31, 2014, and due to the idling of our Mineral Wells and Marion Adjustment Center facilities in the third quarter of 2013.

Operating Expenses

Operating expenses totaled $1,156.1 million and $1,220.4 million for the years ended December 31, 2014 and 2013, respectively. Operating expenses consist of those expenses incurred in the operation and management of correctional and detention facilities, as well as at facilities we lease to third-party operators, and for our inmate transportation subsidiary.

Expenses incurred in connection with the operation and management of correctional and detention facilities decreased $67.3 million, or 5.6%, during 2014 compared with 2013. Similar to our reduction in revenues, operating expenses decreased most notably as a result of the expiration of our contracts at the Idaho Correctional Center effective July 1, 2014 and at the Three Florida Facilities effective January 31, 2014, and due to the idling of our Mineral Wells and Marion Adjustment Center facilities in the third quarter of 2013. The reduction in operating expenses was also a result of the aforementioned contract adjustment by one of our federal partners, also as previously disclosed in the fourth quarter of 2013. These reductions in operating expenses were partially offset by an increase in expenses related to the activation of our South Texas Family Residential Center in the fourth quarter of 2014, as further described hereafter.

Fixed expenses per compensated man-day increased to $33.06 during the year ended December 31, 2014 from $32.48 during the year ended December 31, 2013 primarily as a result of an increase in salaries and benefits per compensated man-day of $0.46. The increase in salaries and benefits per compensated man-day resulted primarily from wage adjustments implemented during 2014 and a higher average rate at our newly activated South Texas Family Residential Center, as well as more unfavorable claims experience in our self-insured employee health plans in 2014 compared with the prior year. Salaries and benefits represent the most significant component of fixed operating expenses, representing approximately 62% and 65% of our operating expenses during 2014 and 2013, respectively.

Variable expenses per compensated man-day increased $1.34 during the year ended December 31, 2014 from the year ended December 31, 2013. The increase was primarily a result of increases in inmate medical costs and contractual inflationary increases in food service, and due to expenses associated with our newly activated South Texas Family Residential Center. The increase in variable expenses per compensated man-day was also due to an increase in travel and other variable expenses, largely attributable to the aforementioned transition of several contracts to new operators. In addition, 2013 was favorably impacted by the implementation of certain sales tax strategies which reduced variable expenses per compensated man-day by $0.15 in 2013.

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

During December 2014, the BOP announced that it elected not to renew its contract with us at our owned and operated 2,016-bed Northeast Ohio Correctional Center. The current contract with the BOP at this facility is scheduled to expire on May 31, 2015. We currently expect to continue to house USMS detainees at this facility pursuant to a separate contract that expires December 31, 2016, while we continue to market the space that will become available.

Based on information available at this filing, notwithstanding the contract at the Northeast Ohio Correctional Center described above, we believe we will renew all other contracts that have expired or are scheduled to expire within the next twelve months. We believe our renewal rate on existing contracts remains high as a result of a variety of reasons including, but not limited to, the constrained supply of available beds within the U.S. correctional system, our ownership of the majority of the beds we operate, and the quality of our operations.

The operation of the facilities we own carries a higher degree of risk associated with a facility contract than the operation of the facilities we manage but do not own because we incur significant capital expenditures to construct or acquire facilities we own. Additionally, correctional and detention facilities have limited or no alternative use. Therefore, if a contract is terminated on a facility we own, we continue to incur certain operating expenses, such as real estate taxes, utilities, and insurance, which we would not incur if a management contract were terminated for a managed-only facility. As a result, revenue per compensated man-day is typically higher for facilities we own and manage than for managed-only facilities. Because we incur higher expenses, such as repairs and maintenance, real estate taxes, and insurance, on the facilities we own and manage, our cost structure for facilities we own and manage is also higher than the cost structure for the managed-only facilities. Accordingly, the following tables display the revenue and expenses per compensated man-day for the facilities placed into service that we own and manage and for the facilities we manage but do not own, which we believe is useful to our financial statement users:

	For the Years Ended December 31,
	2014	2013
Owned and Managed Facilities:
Revenue per compensated man-day	$70.55	$68.19
Operating expenses per compensated man-day:
Fixed expense	35.25	35.02
Variable expense	12.09	10.66

Total	47.34	45.68

Operating income per compensated man-day	$23.21	$22.51

Operating margin	32.9%	33.0%

Average compensated occupancy	81.0%	81.6%

Average available beds	66,179	67,588

Average compensated population	53,592	55,123

Managed Only Facilities:
Revenue per compensated man-day	$39.98	$40.14
Operating expenses per compensated man-day:
Fixed expense	25.68	25.68
Variable expense	9.95	9.20

Total	35.63	34.88

Operating income per compensated man-day	$4.35	$5.26

Operating margin	10.9%	13.1%

Average compensated occupancy	95.1%	96.6%

Average available beds	16,763	21,306

Average compensated population	15,944	20,575

Owned and Managed Facilities

Facility net operating income, or the operating income or loss from operations before interest, taxes, asset impairments, depreciation and amortization, at our owned and managed facilities increased by $6.4 million, from $444.7 million in 2013 to $451.1 million in 2014. Facility net operating income at our owned and managed facilities during 2014 was favorably impacted by the activation of the South Texas Family Residential Center in the fourth quarter of 2014, as further described hereafter, and the CAI acquisition in the third quarter of 2013.

In July 2013, we extended our agreement with the California Department of Corrections and Rehabilitation, or CDCR, to continue to house inmates at the four facilities we operate for them in Arizona, Oklahoma, and Mississippi. The extension, which runs through June 30, 2016, also allowed CDCR to transition California inmates previously housed at our Red Rock Correctional Center to our other facilities. Accordingly, all of the California inmates were relocated from our Red Rock Correctional Center in the fourth quarter of 2013 in order to prepare for the receipt of inmates under our new contract with the state of Arizona, which commenced January 1, 2014, as further described hereafter. While the transition resulted in the loss of some of the inmates housed at the Red Rock facility, the transition plan included retention and transfer of certain inmates to our other facilities. The calculations of revenue and expenses per compensated man-day in the preceding table exclude revenues (and compensated man-days) earned and expenses incurred during the fourth quarter of 2013 for the Red Rock facility because of the distorted impact they have on the statistics due to the transition to a new contract.

In May 2011, in response to a lawsuit brought by inmates against the state of California, the U.S. Supreme Court upheld a lower court ruling issued by a three judge panel requiring California to reduce its inmate population to 137.5% of its capacity. In an effort to meet the Federal court ruling, the state of California enacted legislation that shifted the responsibilities for housing certain lower level inmates from state government to local jurisdictions. This realignment plan commenced on October 1, 2011 and has resulted in a reduction in state inmate populations of approximately 29,000 as of December 31, 2014. As of December 31, 2014, the adult inmate population held in state of California institutions totaled approximately 139% of capacity, or approximately 115,000 inmates, which did not include the California inmates held in our out-of-state facilities.

In September 2013, the State asked the court to amend its order and provide an extension on the date of compliance in return for adding additional resources toward community-based offender programs that reduce recidivism. On February 10, 2014, a federal court extended to February 28, 2016 the date by which the state of California must comply with the maximum in-state population capacity rate of 137.5%, originally imposed by the federal court in 2009. The federal court also prohibited the State from increasing the out-of-state capacity beyond our contract of approximately 9,000 beds. We believe the state of California will continue to work to resolve the overcrowded conditions in-state through utilizing public and/or private in-state facilities and sentencing measures to reduce prison populations over the long term. As of both December 31, 2014 and 2013, we housed approximately 8,900 inmates from the state of California as a solution to overcrowding. Approximately 14% and 12% of our total revenue for the years ended December 31, 2014 and 2013, respectively, was generated from the CDCR, including revenue generated at the California City facility under a lease agreement that commenced December 1, 2013, as further described hereafter. The reduction or elimination of the use of our out-of-state solutions by the state of California would have a significant adverse impact on our financial position, results of operations, and cash flows.

During the second quarter of 2013, we announced that the Texas Department of Criminal Justice, or TDCJ, elected not to renew its contract for our owned and managed 2,103-bed Mineral Wells Pre-Parole Transfer Facility due to a legislative budget reduction. As a result, upon expiration of the contract in August 2013, we ceased operations and idled the Mineral Wells facility. Further, the Kentucky Department of Corrections, or KDOC, provided us notice during the second quarter of 2013 that it was not going to award a contract under the RFP that would have allowed for the KDOC’s continued use of our owned and managed 826-bed Marion Adjustment Center. We also idled the Marion Adjustment Center following the transfer of the populations during September 2013. These two facilities generated a combined net operating loss, excluding depreciation and amortization, of $1.6 million for the year ended December 31, 2014, compared with a combined net operating loss of $1.1 million for the year ended December 31, 2013. In addition, as previously described, we recorded a non-cash asset impairment of $17.2 million for the Mineral Wells facility in the fourth quarter of 2014.

During the third quarter of 2013, we began hiring staff at the Diamondback Correctional Facility in order to reactivate the facility for future operations. Our decision to activate the facility was made as a result of potential need for additional beds by certain state customers. In January 2014, the state of Oklahoma issued a Request For Proposal, or RFP, for bed capacity in the state of Oklahoma and anticipated that an award announcement would be made in the second quarter of 2014. When it became evident the contract would not be awarded and commence in the near-term, we made the decision to re-idle the facility. The de-activation was completed near the end of the second quarter of 2014. In the preceding table, the calculations of expenses per man-day exclude expenses incurred during the fourth quarter of 2013 and the first six months of 2014 for the Diamondback facility because of the distorted impact they have on the statistics.

In September 2014, we announced that we agreed under an expansion of an existing inter-governmental service agreement, or IGSA, between the City of Eloy, Arizona, and ICE to house up to 2,400 individuals at the South Texas Family Residential Center, a facility we lease in Dilley, Texas. The expanded agreement gives ICE additional capacity to accommodate the influx of Central American female adults with children arriving illegally on the Southwest border while they await the outcome of immigration hearings or return to their home countries. As part of the agreement, we are responsible for providing space and residential services in an open and safe environment which offers residents indoor and outdoor recreational activities, life skills, study period, counseling, group interaction, and access to religious and legal services. In addition, we provide educational programs through a third party and food services through the lessor. Medical services are provided to residents by ICE Health Care Services, a division of ICE. The new services provided under the amended IGSA commenced in the fourth quarter of 2014, have a term of up to four years, and can be extended by bi-lateral modifications. During 2014, we recognized $21.0 million in revenue associated with the amended IGSA.

We lease the South Texas Family Residential Center and the site upon which it is being constructed from a third-party lessor. Our lease agreement with the lessor is over a period co-terminus with the aforementioned amended IGSA with ICE. ICE began housing the first residents at the facility in the fourth quarter of 2014, and the site is expected to be ready for full capacity during the second quarter of 2015. The agreement provides for a fixed monthly payment in accordance with a graduated schedule. Certain lease and service revenue was recognized in the fourth quarter of 2014 and will continue to increase as additional beds are brought on line, up to the point the facility is ready for full occupancy at 2,400 beds. The expanded agreement with ICE had a favorable impact on the revenue and net operating income of our Owned and Managed facilities during 2014 and is also expected to continue to have a favorable impact on our financial results.

In January 2015, a class action lawsuit was filed in federal district court for the District of Columbia against the Secretary of the Department of Homeland Security, or DHS, and certain ICE officials. The complaint sought to certify a class of plaintiffs, consisting of Central American mothers and children who (i) have been or will be detained in ICE family detention facilities since June 2014, (ii) have been or will be determined to have a credible fear of persecution in their home country under federal asylum laws and (iii) are eligible for release on bond pursuant to certain federal statutes but have been or will be denied such release after being subject to an ICE custody determination that took deterrence of mass migration into account. In February 2015, the court certified the class and granted the plaintiffs’ motion for a preliminary injunction, enjoining DHS from detaining class members for the purpose of deterring future immigration to the United States and from considering deterrence of such immigration as a factor in such custody determinations until a final determination has been reached on the merits of the action. We have not received any instruction from ICE on what action they intend to take in response to the court order, or how and whether it will affect our contract at the South Texas Family Residential Center. Any adverse decision with regard to this contract could materially affect our financial condition and results of operations.

In September 2012, we announced that we were awarded a new management contract from the Arizona Department of Corrections to house up to 1,000 medium-security inmates at our 1,596-bed Red Rock Correctional Center in Arizona. The new management contract, which commenced in January 2014, contains an initial term of ten years, with two five-year renewal options upon mutual agreement and provides an occupancy guarantee of 90% of the contracted beds, which is expected to be implemented in two phases. The government partner included the occupancy guarantee in its RFP in order to guarantee its access to the beds. We received approximately 500 inmates from Arizona during the first quarter of 2014. During January 2015, we began receiving additional inmates under this contract, and we expect the population to reach approximately 1,000 inmates at the Red Rock facility during the first quarter of 2015.

Managed-Only Facilities

Total revenue at our managed-only facilities decreased $68.8 million from $301.5 million in 2013 to $232.7 million in 2014. The decrease in revenues during 2014 at our managed-only facilities was largely the result of the aforementioned expiration of our contracts at the Idaho Correctional Center effective July 1, 2014 and at the Three Florida Facilities effective January 31, 2014. Revenue per compensated man-day decreased slightly to $39.98 in 2014 from $40.14 in 2013, or 0.4%. Facility net operating income at our managed-only facilities decreased $14.2 million from $39.6 million during the year ended December 31 2013 to $25.3 million during year ended December 31, 2014.

Operating expenses per compensated man-day at managed-only facilities increased to $35.63 during the year ended December 31, 2014 from $34.88 during the year ended December 31, 2013 largely due to increases in inmate litigation costs, inmate medical costs, travel, and other variable expenses, most notably at our Idaho facility.

During the third quarter of 2013, the state of Idaho reported that they expected to solicit bids for the management of the Idaho Correctional Center upon the expiration of our contract in June 2014. During the third quarter of 2013, we decided not to submit a bid for the continued management of this facility. The state announced in early 2014 that it would assume management of the facility effective July 1, 2014. The transition of our operations to the state of Idaho was completed successfully on July 1, 2014. We generated an operating loss, net of depreciation and amortization, of $2.8 million at this facility during the time it was active in 2014, and an operating loss of $0.3 million at this facility for the year ended December 31, 2013. In addition, we reported a non-cash goodwill impairment charge of $1.0 million for the Idaho facility in the third quarter of 2013.

During the fourth quarter of 2013, the Florida DMS awarded to another operator contracts to manage the Three Florida Facilities which are owned by the state of Florida. We previously managed these facilities under contracts that expired on January 31, 2014. Accordingly, we transferred operations of these facilities to the new operator upon expiration of the contracts. These three facilities operated at breakeven during the time they were active in 2014 and generated combined facility operating income, net of depreciation and amortization, of $1.5 million for the year ended December 31, 2013. In addition, we reported a non-cash goodwill impairment charge of $1.1 million for one of the Three Florida Facilities in the fourth quarter of 2013.

We expect the managed-only business to remain competitive and we will only pursue opportunities for managed-only business where we are sufficiently compensated for the risk associated with this competitive business. Further, we may terminate existing contracts from time to time when we are unable to achieve per diem increases that offset increasing expenses and enable us to maintain safe, effective operations. During 2014 and 2013, managed-only facilities generated 5.3% and 8.2%, respectively, of our total facility net operating income.

Other Facility Related Activity

In October 2013, we entered into a lease for our California City Correctional Center with the CDCR. The lease agreement includes a three-year base term that commenced December 1, 2013, with unlimited two-year renewal options upon mutual agreement. Annual base rent during the three-year base term is fixed at $28.5 million. After the three-year base term, the rent will be increased annually by the lesser of CPI (Consumer Price Index) or 2%. We are responsible for repairs and maintenance, property taxes and property insurance, while all other aspects and costs of facility operations are the responsibility of the CDCR. We also provided $10.0 million in tenant allowances and improvements. Profitability increased at this facility compared with the prior year, when the facility was only partially occupied by USMS and ICE populations.

General and administrative expense

For the years ended December 31, 2014 and 2013, general and administrative expenses totaled $106.4 million and $103.6 million respectively. General and administrative expenses consist primarily of corporate management salaries and benefits, professional fees, and other administrative expenses. General and administrative expenses increased in 2014 when compared to 2013 primarily as a result of increased professional fees of $4.2 million for assistance with several corporate initiatives and legal matters, and increased incentive compensation of $6.0 million. General and administrative expenses in 2014 also included $1.5 million of expenses associated with the write-off of costs in the first quarter of 2014 related to a parcel of land we previously optioned in connection with the construction of the Otay Mesa Detention Center; however, we were able to design a more efficient structure that no longer required this parcel as part of the footprint. General and administrative expenses during 2013 included professional fees and expenses of $10.3 million associated with the conversion of our corporate structure to a REIT effective January 1, 2013. During the year ended December 31, 2013, we also incurred $0.8 million in connection with our acquisition of CAI.

Depreciation and Amortization

Depreciation and amortization expense totaled $113.9 million and $112.7 million during the years ended December 31, 2014 and 2013, respectively. The increase in depreciation and amortization expense primarily occurred at our Red Rock facility as a result of our new management contract with the Arizona Department of Corrections which was effective January 1, 2014. Our depreciation rate for the facility was adjusted to reflect the terms of the contract which provides the state of Arizona an option to purchase the facility at any time during the twenty-year term of the contract based on an amortization schedule starting with the fair market value and decreasing evenly to zero over the twenty-year term.

Interest expense, net

Interest expense was reported net of interest income and capitalized interest for the years ended December 31, 2014 and 2013. Gross interest expense, net of capitalized interest, was $43.1 million and $47.1 million for 2014 and 2013, respectively. Gross interest expense is based on outstanding borrowings under our revolving credit facility, our outstanding senior notes, as well as the amortization of loan costs and unused facility fees. We have benefited from relatively low interest rates on our revolving credit facility, which is largely based on the London Interbank Offered Rate (LIBOR). It is possible that LIBOR could increase in the future. The interest rate on our revolving credit facility, which was amended and extended in March 2013, was at LIBOR plus a margin of 1.50% throughout 2013. The rate increased to LIBOR plus a margin of 1.75% during the first quarter of 2014 pursuant to the terms of the revolving credit facility based on an increase in our leverage ratio. Our interest expense was lower in 2014 compared to 2013 as we completed several refinancing transactions in the second quarter of 2013 which reduced our weighted average interest rate contributing to the reduction in interest expense.

We currently expect the outstanding balance on our revolving credit facility to increase during 2015 as we utilize additional borrowing capacity under it to complete the construction of two correctional facilities, further described under “Liquidity and Capital Resources” hereafter. We may issue additional debt securities in the future when we determine that market conditions and the opportunity to utilize the proceeds from the issuance of such securities are favorable. Our interest expense would increase in the future if we decide to pay down a portion of the revolving credit facility with proceeds from a long-term debt offering.

Gross interest income was $3.6 million and $2.0 million, respectively, for the years ended December 31, 2014 and 2013. Gross interest income is earned on a direct financing lease, notes receivable, investments, and cash and cash equivalents. Interest income generated on investments we hold in a rabbi trust were higher during the year ended December 31, 2014 compared to the same period in 2013. Capitalized interest was $2.5 million and $0.8 million during 2014 and 2013, respectively, and was associated with various construction and expansion projects as further described under “Liquidity and Capital Resources” hereafter.

Expenses associated with debt refinancing transactions

During the year ended December 31, 2013, we reported charges of $36.5 million, for the write-off of loan costs and the unamortized discount, redemption premium, and third-party fees and expenses associated with the tender offer for our then outstanding 7.75% senior unsecured notes.

Income tax expense

During the years ended December 31, 2014 and 2013, our financial statements reflected an income tax expense of $6.9 million and an income tax benefit of $135.0 million, respectively. The income tax benefit in 2013 was due primarily to a net tax benefit of $137.7 million resulting from the revaluation of certain deferred tax assets and liabilities associated with the REIT conversion effective January 1, 2013. Our effective tax rate was 3.4% during the year ended December 31, 2014, and was approximately 6.2% during the same period in 2013, excluding the aforementioned net tax benefit and the income tax benefit of certain other items. As a REIT, we are entitled to a deduction for dividends paid, resulting in a substantial reduction in the amount of federal income tax expense we recognize. Substantially all of our income tax expense is incurred based on the earnings generated by our TRSs. Our overall effective tax rate is estimated based on the current projection of taxable income primarily generated in our TRSs. Our consolidated effective tax rate could fluctuate in the future based on changes in estimates of taxable income, the relative amounts of taxable income generated by the TRSs and the REIT, the implementation of additional tax planning strategies, changes in federal or state tax rates or laws affecting tax credits available to us, changes in other tax laws, changes in estimates related to uncertain tax positions, or changes in state apportionment factors, as well as changes in the valuation allowance applied to our deferred tax assets that are based primarily on the amount of state net operating losses and tax credits that could expire unused.

Discontinued operations

During the second quarter of 2013, we announced that the TDCJ elected not to renew its contract for the 2,216-bed managed-only Dawson State Jail in Dallas, Texas due to a legislative budget reduction. As a result, upon expiration of the contract in August 2013, we ceased operations of the Dawson State Jail. During the second quarter of 2013, we also received notification that we were not selected for the continued management of the 1,000-bed managed-only Wilkinson County Correctional Facility in Woodville, Mississippi at the end of the contract on June 30, 2013. Accordingly, the results of operations, net of taxes, and the assets and liabilities of the Dawson and Wilkinson facilities have been reported as discontinued operations for all periods presented. The Dawson and Wilkinson facilities operated at a combined loss of $3.8 million, net of taxes, for the year ended December 31, 2013, and had no operations during 2014.

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

Year Ended December 31, 2013 Compared to the Year Ended December 31, 2012

During the year ended December 31, 2013, we generated net income of $300.8 million, or $2.70 per diluted share, compared with net income of $156.8 million, or $1.56 per diluted share, for the previous year. Net income was favorably impacted during 2013 by the income tax benefit of $137.7 million recorded during the first quarter of 2013, or $1.24 per diluted share, due to the revaluation of certain deferred tax assets and liabilities and other income taxes associated with the REIT conversion effective January 1, 2013. In addition, results for 2013 were favorably impacted by a tax benefit of $4.9 million, or $0.04 per share, due to certain tax strategies implemented during the second quarter of 2013 that resulted in a further reduction in income taxes. The income tax benefit during the second quarter of 2013 was offset by our decision to provide bonuses totaling $5.0 million, or $0.04 per share, to non-management staff in lieu of merit increases in 2013. We have monitored our compensation levels very closely and believe these adjustments to our compensation strategy were necessary to help ensure the long-term success of our business.

Net income for 2013 was negatively impacted due to several other non-routine items including $43.5 million, net of taxes, or $0.39 per diluted share for expenses associated with debt refinancing transactions, the REIT conversion, and with the acquisition of CAI, as further described hereafter. Net income was also negatively impacted during 2013 by asset impairments associated with contract terminations of $6.7 million, net of taxes, or $0.06 per diluted share. Earnings per share during the year ended December 31, 2013 was also negatively impacted by the additional 13.9 million shares issued as a result of the payment of a special dividend on May 20, 2013.

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

The calculations of revenue and expenses per compensated man-day exclude revenues (and compensated man-days) earned and expenses incurred during the fourth quarter of 2013 for the Red Rock and Diamondback facilities because of the distorted impact they have on the statistics due to the transition to a new contract at the Red Rock facility and activation in anticipation of a new contract at the Diamondback facility during the quarter.

Revenue

Total revenue consists of revenue we generate in the operation and management of correctional and detention facilities, as well as rental revenue generated from facilities we lease to third-party operators, and from our inmate transportation subsidiary The following table reflects the components of revenue for the years ended December 31, 2013 and 2012 (in millions):

	For the Years Ended December 31,
	2013	2012	$ Change	% Change
Management revenue:
Federal	$740.0	$752.2	$(12.2)	(1.6%)
State	823.6	848.4	(24.8)	(2.9%)
Local	66.9	60.7	6.2	10.2%
Other	57.3	57.1	0.2	0.4%

Total management revenue	1,687.8	1,718.4	(30.6)	(1.8%)
Rental and other revenue	6.5	5.3	1.2	22.6%

Total revenue	$1,694.3	$1,723.7	$(29.4)	(1.7%)

The $30.6 million, or 1.8%, reduction in revenue associated with the operation and management of correctional and detention facilities consisted of a decrease in revenue of approximately $54.4 million caused by a decrease in the average daily compensated population during 2013 (including due to one fewer day of operations, for the leap year in 2012), partially offset by an increase of 0.6% in average revenue per compensated man-day. The reduction in revenue from 2012 to 2013 was also partially offset by an increase of $14.3 million of revenue resulting from Other Facility Related Activity, as further described hereafter.

Average daily compensated population decreased 2,263, or 2.9%, from 2012 to 2013. We experienced declines in populations from the USMS across several of our facilities primarily in the southwest region of the United States resulting in the decline in average compensated population. During 2013, we housed an average daily population of approximately 9,300 USMS offenders compared with approximately 10,600 USMS offenders during 2012. A substantial portion of the reduction in USMS populations occurred at our California City Correctional Center. During the fourth quarter of 2013, we entered into an agreement to lease this facility to the CDCR, resulting in the removal of the federal inmate populations from this facility.

Additionally, the decline in average compensated population resulted from idling our 2,103-bed Mineral Wells facility in the third quarter of 2013 after the TDCJ elected not to renew its contract with us. The decline in average compensated population also resulted from the transition of California inmates out of our Red Rock facility during the fourth quarter of 2013 in order to prepare for the receipt of inmates under our new contract with the state of Arizona, as further described herein. These declines in average compensated population were partially offset by the activation of our 1,124-bed Jenkins Correctional Center in March 2012, as well as the activation of a 454-bed expansion at our McRae Correctional Facility in the fourth quarter of 2012.

Our federal customers generated approximately 44% of our total revenue for both of the years ended December 31, 2013 and 2012, but decreased $12.2 million from 2012 to 2013. Our partners at the BOP, USMS, and ICE were impacted by the Budget Control Act of 2011, which mandated across the board spending cuts through a process called “sequestration” in order to meet overall discretionary spending limits in fiscal year 2013 and beyond.

State revenues decreased 2.9% from 2012 to 2013 primarily as a result of idling our Otter Creek facility during the third quarter of 2012 and our Mineral Wells facility in the third quarter of 2013. In addition, the decrease in revenues was a result of transitioning California inmates out of our Red Rock facility during the fourth quarter of 2013 to prepare the facility for the commencement of a new contract with the state of Arizona on January 1, 2014. These declines were partially offset by the activations of our Jenkins and McRae facilities during 2012. Local revenues increased primarily as a result of new management contracts and the acquisition of CAI.

Operating Expenses

Operating expenses totaled $1,220.4 million and $1,217.1 million for the years ended December 31, 2013 and 2012, respectively. Operating expenses consist of those expenses incurred in the operation and management of correctional and detention facilities, as well as at facilities we lease to third-party operators, and for our inmate transportation subsidiary.

Expenses incurred in connection with the operation and management of correctional and detention facilities increased $4.2 million, or 0.3%, during 2013 compared with 2012. The increase in operating expenses was primarily a result of $16.9 million of operating expenses resulting from Other Facility Related Activity, as further described hereafter. In addition, we experienced increases in salaries and benefits, inmate medical and food services, partially offset by decreases in operating expenses at certain facilities that experienced operational transitions. Most notably, operating expenses decreased as a result of idling the Otter Creek Correctional Center during the third quarter of 2012 and idling the Mineral Wells Pre-Parole Transfer Facility during the third quarter of 2013. Further, operating expenses at our Red Rock facility decreased as a result of transitioning California inmates out of the facility during the fourth quarter of 2013 to prepare the facility for the commencement of a new contract with the state of Arizona on January 1, 2014. Operating expenses decreased $21.5 million at these three facilities during the year ended December 31, 2013.

Fixed expenses per compensated man-day increased to $32.48 during the year ended December 31, 2013 from $31.91 during the year ended December 31, 2012 primarily as a result of an increase in salaries and benefits per compensated man-day of $0.20. We provided wage increases in the third quarters of 2011 and 2012 to the majority of our employees, which resulted in an increase in operating expenses per compensated man-day, particularly as these fixed expenses were leveraged over lower inmate populations. We did not provide wage increases to the majority of our employees in 2013. However, in lieu of a wage increase, we elected to pay approximately $5.0 million in bonuses to non-management level staff. Salaries and benefits represent the most significant component of fixed operating expenses, representing approximately 65% of our operating expenses during both 2013 and 2012.

Variable expenses increased $0.13 per compensated man-day during the year ended December 31, 2013 from the year ended December 31, 2012. Increases in inmate medical and contractual inflationary increases in food service were partially offset by the implementation of certain sales tax strategies which reduced variable expenses per compensated man-day by $0.15 in 2013.

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

Owned and Managed Facilities

Facility net operating income, or the operating income or loss from operations before interest, taxes, asset impairments, depreciation and amortization, at our owned and managed facilities decreased by $38.4 million, from $483.1 million during the year ended December 31, 2012 to $444.7 million during the year ended December 31, 2013, a decrease of 7.9%. The decrease in facility net operating income at our owned and managed facilities during 2013 is largely the result of reductions in margins associated with declines in USMS populations at certain facilities, the termination of the contract at our Mineral Wells Pre-Parole Transfer Facility, a decrease in ICE populations at the Stewart and North Georgia facilities, and a decrease in inmate populations from the CDCR. Additionally, the aforementioned wage increases provided to the majority of our employees in July 2011 and 2012 and the bonuses in lieu of raises for non-management level employees during 2013 also contributed to the decline in facility net operating income.

In July 2013, we extended our agreement with the CDCR to continue to house inmates at the four facilities we currently operate for them in Arizona, Oklahoma, and Mississippi. The extension, which runs through June 30, 2016, also allowed CDCR to transition California inmates previously housed at our Red Rock Correctional Center to our other facilities. Accordingly, as of December 31, 2013, all of the California inmates were removed from our Red Rock Correctional Center in order to prepare for the receipt of inmates under our new contract with the state of Arizona, which commenced January 1, 2014. While the transition resulted in the loss of some of the inmates housed at the Red Rock facility, the transition plan included retention and transfer of certain inmates to our other facilities. The calculations of revenue and expenses per compensated man-day in the preceding table exclude revenues (and compensated man-days) earned and expenses incurred during the fourth quarter of 2013 for the Red Rock facility because of the distorted impact they have on the statistics due to the transition to a new contract.

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

During the second quarter of 2013, we announced that the TDCJ elected not to renew its contract for our owned and managed 2,103-bed Mineral Wells Pre-Parole Transfer Facility due to a legislative budget reduction. As a result, upon expiration of the contract in August 2013, we ceased operations and idled the Mineral Wells facility. Further, the KDOC provided us notice during the second quarter of 2013 that it was not going to award a contract under the RFP that would have allowed for the KDOC’s continued use of our owned and managed 826-bed Marion Adjustment Center. We also idled the Marion Adjustment Center following the transfer of the populations during September 2013. These two facilities generated combined facility net operating losses of $1.1 million for the year ended December 31, 2013, compared with facility net operating income of $6.6 million for the year ended December 31, 2012.

During the third quarter of 2013, we began hiring staff at the Diamondback Correctional Facility in order to reactivate the facility for future operations. Our decision to activate the facility was made as a result of potential need for additional beds by certain state customers. While we began to incur expenditures associated with the activation of these beds, we did not have a customer contract and, as previously described herein, we subsequently made the decision to re-idle the facility. The de-activation was completed near the end of the second quarter of 2014. The calculations of expenses per man-day in the preceding table exclude expenses incurred during the fourth quarter of 2013 for the Diamondback facility because of the distorted impact they have on the statistics.

Managed-Only Facilities

Total revenue at our managed only facilities increased $1.9 million from $299.6 million in 2012 to $301.5 million in 2013. Revenue per compensated man-day increased to $40.14 from $39.69, or 1.1%, for 2013 compared with the prior year. Facility net operating income at our managed-only facilities increased $3.6 million, from $35.9 million during the year ended December 31, 2012 to $39.6 million during the year ended December 31, 2013.

Operating expenses per compensated man-day decreased to $34.88 during the year ended December 31, 2013 from $34.93 during the year ended December 31, 2012 largely due to favorable claims experience associated with our self-insured employee medical expenses.

During 2013 and 2012, managed-only facilities generated 8.2% and 6.9%, respectively, of our total facility net operating income.

Other Facility Related Activity

In October 2013, we entered into a lease for our 2,304-bed California City Correctional Center with the CDCR. The lease agreement includes a three-year base term that commenced December 1, 2013, with unlimited two-year renewal options upon mutual agreement. Annual base rent during the three-year base term is fixed at $28.5 million. After the three-year base term, the rent will be increased annually by the lesser of CPI (Consumer Price Index) or 2%. We will be responsible for repairs and maintenance, property taxes and property insurance, while all other aspects and costs of facility operations will be the responsibility of the CDCR. We also provided $10.0 million in tenant improvements at no additional cost to the CDCR.

Revenues and operating expenses during the fourth quarter of 2013 were impacted due to a one-time contract adjustment by one of our federal partners. The contract adjustment resulted in a $13.0 million expense accrual in the fourth quarter of 2013 as well as an offsetting $13.0 million revenue accrual as the federal partner is obligated to reimburse us for the increased costs resulting from the contract adjustment. Both the revenue and expense accruals were revised to $9.0 million during the first quarter of 2014, resulting in a reduction of both revenue and operating expenses by $4.0 million. Because of the distorted impact these amounts would have on the per compensated man-day statistics presented in the previous table, the revenue and expenses related to this adjustment were not included.

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

Interest expense, net

Interest expense was reported net of interest income and capitalized interest for the years ended December 31, 2013 and 2012. Gross interest expense, net of capitalized interest, was $47.1 million and $60.5 million for 2013 and 2012, respectively. Gross interest expense during these periods was based on outstanding borrowings under our revolving credit facility, our outstanding senior notes, as well as the amortization of loan costs and unused facility fees. We benefited from relatively low interest rates on our revolving credit facility, which is largely based on the LIBOR. The interest rate on our revolving credit facility was at LIBOR plus a margin of 1.50% throughout 2013 and 2012.

Our interest expense was lower in 2013 compared to 2012 as we redeemed during 2012 all of our $375.0 million 6.25% senior unsecured notes and all of our $150.0 million 6.75% senior unsecured notes with the expanded capacity under our revolving credit facility and cash on hand. As a result of these redemptions, we reduced our weighted average interest rate. During the second quarter of 2013, we completed several refinancing transactions which resulted in a further reduction to our interest expense.

Gross interest income was $2.0 million and $2.1 million, respectively, for the years ended December 31, 2013 and 2012. Gross interest income is earned on a direct financing lease, notes receivable, investments, and cash and cash equivalents. Capitalized interest was $0.8 million and $1.1 million during 2013 and 2012, respectively, and was associated with various construction and expansion projects.

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

During the second quarter of 2013, we announced that the TDCJ elected not to renew its contract for the 2,216-bed managed-only Dawson State Jail in Dallas, Texas due to a legislative budget reduction. As a result, upon expiration of the contract in August 2013, we ceased operations of the Dawson State Jail. During the second quarter of 2013, we also received notification that we were not selected for the continued management of the 1,000-bed managed-only Wilkinson County Correctional Facility in Woodville, Mississippi at the end of the contract on June 30, 2013. Accordingly, the results of operations, net of taxes, and the assets and liabilities of the Dawson and Wilkinson facilities have been reported as discontinued operations for all periods presented. The Dawson and Wilkinson facilities operated at a combined loss of $3.8 million and a combined profit of $0.2 million, net of taxes, for the years ended December 31, 2013 and 2012, respectively.

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

To qualify and be taxed as a REIT, we generally are required to distribute annually to our stockholders at least 90% of our REIT taxable income (determined without regard to the dividends paid deduction and excluding net capital gains). Our REIT taxable income will not typically include income earned by our TRSs except to the extent our TRSs pay dividends to the REIT. Our Board of Directors declared a quarterly dividend of $0.51 for each quarter of 2014 totaling $239.1 million. The amount, timing and frequency of future distributions will be at the sole discretion of our Board of Directors and will be declared based upon various factors, many of which are beyond our control, including our financial condition and operating cash flows, the amount required to maintain qualification and taxation as a REIT and reduce any income and excise taxes that we otherwise would be required to pay, limitations on distributions in our existing and future debt instruments, our ability to utilize net operating losses, or NOLs, to offset, in whole or in part, our REIT distribution requirements, limitations on our ability to fund distributions using cash generated through our TRSs and other factors that our Board of Directors may deem relevant.

As of December 31, 2014, our liquidity was provided by cash on hand of $74.4 million, and $358.7 million available under our $900.0 million revolving credit facility. During the year ended December 31, 2014 and 2013, we generated $423.6 million and $369.5 million, respectively, in cash through operating activities, and as of December 31, 2014, we had net working capital of $47.0 million. We currently expect to be able to meet our cash expenditure requirements for the next year utilizing these resources. None of our outstanding debt requires scheduled principal repayments and we have no debt maturities until December 2017.

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

Debt

As of December 31, 2014, we had $350.0 million principal amount of unsecured notes outstanding with a fixed stated interest rate of 4.625%, $325.0 million principal amount of unsecured notes outstanding with a fixed stated interest rate of 4.125%, and $525.0 million outstanding under our revolving credit facility with a variable weighted average interest rate of 1.9%. At December 31, 2014, our total weighted average effective interest rate was 3.6% while our total weighted average maturity was 5.2 years. We also have the flexibility to issue debt or equity securities from time to time when we determine that market conditions and the opportunity to utilize the proceeds from the issuance of such securities are favorable.

On March 21, 2013, Standard & Poor’s Ratings Services raised our corporate credit rating to “BB+” from “BB” and also assigned a “BB+” rating to our unsecured notes. Additionally, on April 5, 2013, Standard & Poor’s Ratings Services assigned a rating of “BBB” to our $900.0 million revolving credit facility. On February 7, 2012, Fitch Ratings assigned a rating of “BBB-” to our revolving credit facility and “BB+” ratings to our unsecured debt and corporate credit. On January 31, 2013, Fitch Ratings affirmed these ratings in connection with our intention to convert to a REIT and reaffirmed them on January 26, 2015. On June 3, 2011, Moody’s raised our senior unsecured debt rating to “Ba1” from “Ba2” and revised the outlook on our debt rating from positive to stable. On March 21, 2013, Moody’s revised the rating outlook to positive from stable, and affirmed the senior unsecured rating at “Ba1”.

Facility development and capital expenditures

In order to retain federal inmate populations we currently manage in the 1,154-bed San Diego Correctional Facility, we are constructing the 1,492-bed Otay Mesa Detention Center at a site in San Diego. The existing San Diego Correctional Facility is subject to a ground lease with the County of San Diego. Under the provisions of the lease, the facility is divided into three different properties whereby, pursuant to an amendment to the ground lease executed in January 2010, ownership of the entire facility reverts to the County upon expiration of the lease on December 31, 2015. As of December 31, 2014, we have invested approximately $121.5 million related to the new facility. We have developed plans to build the Otay Mesa Detention Center within a construction timeline that coincides with the expiration of the ground lease with the County of San Diego. We currently estimate the total construction cost, inclusive of land and site development costs already incurred, will range from approximately $153.0 million to $157.0 million. We plan to offer this new facility to house the existing federal inmate populations at the San Diego Correctional Facility.

In November 2013, we announced our decision to re-commence construction of a correctional facility in Trousdale County, Tennessee. We suspended construction of this facility in 2009 until we had greater clarity around the timing of a new contract. In October 2013, Trousdale County received notice from the Tennessee Department of Corrections of its intent to partner with the County to develop a new correctional facility to house state of

Tennessee inmates. In April 2014, we entered into an agreement with Trousdale County whereby we agreed to finance, design, build and operate a 2,552-bed facility to meet the responsibilities of a separate IGSA between Trousdale County and the state of Tennessee regarding correctional services. In July 2014, we received notice that Trousdale County and the state of Tennessee finalized the IGSA. The IGSA with the state of Tennessee includes a minimum monthly payment plus a per diem payment for each inmate housed in the facility in excess of 90% of the design capacity, provided that during a twenty-six week ramp period the minimum payment is based on the greater of the number of inmates actually at the facility or 90% of the beds available pursuant to the ramp schedule. Total cost of the Trousdale Turner Correctional Center is estimated at approximately $140.0 million to $145.0 million, including $60.7 million invested through December 31, 2014. The construction estimate includes capital investment funding to achieve Leadership in Energy and Environmental Design (“LEED”) certification and upgrade fixtures that reduce both water and energy consumption during the life of the facility. These investments support our belief in corporate responsibility to both the global environment and the local community in which facilities are located. Construction is expected to be completed in the fourth quarter of 2015, with the intake of inmate populations expected to begin in the first quarter of 2016.

In addition to these two new facility construction projects, we entered into an amended agreement with ICE whereby we agreed to construct additional administrative space for ICE at our Stewart Detention Center. We expect to incur approximately $6.0 million, including $0.6 million invested through December 31, 2014, in construction costs and expect to complete the project in the second quarter of 2015. In order for ICE to ensure its access to the beds at the Stewart facility, the amended agreement also includes a fixed monthly payment for 1,600 beds which will take effect once the expansion is completed. Additionally, we expect to incur approximately $24.0 million, including $9.1 million invested through December 31, 2014, in certain leasehold improvements and furniture, fixtures and equipment at the South Texas Family Residential Center, which amount is in addition to the lease payments under the lease agreement. We expect to complete these additions by the end of the second quarter of 2015 when the South Texas facility is expected to be ready for full occupancy.

The demand for capacity in the short-term has been affected by the budget challenges many of our government partners currently face. At the same time, these challenges impede our customers’ ability to construct new prison beds of their own or update older facilities, which we believe could result in further need for private sector capacity solutions in the long-term. We intend to continue to pursue build-to-suit opportunities like our 2,552-bed Trousdale Turner Correctional Center under construction in Trousdale County, Tennessee, and alternative solutions like the recently announced 2,400-bed South Texas Family Residential Center whereby we identified a site and lessor to provide residential housing and administrative buildings for ICE. In the long-term, however, we would like to see continued and meaningful utilization of our available capacity and better visibility from our customers before we add any additional capacity on a speculative basis.

Operating Activities

Our net cash provided by operating activities for the year ended December 31, 2014 was $423.6 million compared with $369.5 million in 2013 and $283.3 million in 2012. Cash provided by operating activities represents our net income plus depreciation and amortization, changes in various components of working capital, and various non-cash charges, including primarily deferred income taxes. The increase in cash provided by operating activities during 2014 was primarily due to the receipt of a $70.0 million payment from our customer in the fourth quarter of 2014 related to the aforementioned South Texas Family Residential Center. The amount, along with portions of other monthly payments under the contract, is included in deferred revenue in the consolidated balance sheet as of December 31, 2014. Slightly offsetting the effect of the $70.0 million payment were negative fluctuations in working capital balances during 2014 when compared to the same period in 2013, including routine timing differences in the collection of accounts receivables and in the payment of accounts payables, accrued salaries and wages, and other liabilities. The increase in cash provided by operating activities during 2013 from 2012 was primarily due to lower income taxes resulting from our conversion to a REIT effective January 1, 2013 contributing to an increase in net income after adjusting for the non-cash write-off of certain deferred tax assets and liabilities resulting from the REIT conversion and adjusting for certain non-cash charges. The increase in cash provided by operating activities also resulted from favorable fluctuations in working capital balances during 2013 when compared to the same period in 2012.

Investing Activities

Our cash flow used in investing activities was $196.9 million for the year ended December 31, 2014 and was primarily attributable to capital expenditures during the year of $135.1 million, including expenditures for facility development and expansions of $85.8 million primarily related to the aforementioned facility development projects, and $49.3 million for facility maintenance and information technology capital expenditures. In addition, cash flow used in investing activities included $70.8 million of capitalized lease payments related to the aforementioned South Texas Family Residential Center, reported in accordance with Accounting Standard Codification 840-40-55, formerly Emerging Issues Task Force No. 97-10, “The Effect of Lessee Involvement in Asset Construction.” Cash flow used in investing activities for the year ended December 31, 2014 was partially offset by proceeds from the sale of assets and net decreases in restricted cash and other assets.

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

Financing Activities

Cash flow used in financing activities was $230.2 million for the year ended December 31, 2014 and was primarily attributable to dividend payments of $234.0 million. Additionally, cash flow used in financing activities included $4.0 million for the purchase and retirement of common stock that was issued in connection with equity-based compensation and $5.0 million of net payments on our revolving credit facility. These payments were partially offset by cash flows associated with exercising stock options, including the related income tax benefit of equity compensation, totaling $13.1 million.

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

Cash flow used in financing activities was $196.3 million for the year ended December 31, 2012 and was primarily attributable to $135.0 million of net principal payments of debt and $6.3 million for payments of debt issuance and other refinancing costs associated with refinancing transactions. Additionally, cash flow used in financing activities included $59.8 million of dividends paid during the year ended December 31, 2012 and $2.8 million for the purchase and retirement of common stock that was issued in connection with equity-based compensation. These payments were partially offset by the cash flows associated with exercising stock options, including the related income tax benefit of equity compensation, totaling $7.6 million.

Funds from Operations

Funds From Operations, or FFO, is a widely accepted supplemental non-GAAP measure utilized to evaluate the operating performance of real estate companies. The National Association of Real Estate Investment Trusts, or NAREIT, defines FFO as net income computed in accordance with generally accepted accounting principles, excluding gains or losses from sales of property and extraordinary items, plus depreciation and amortization of real estate and impairment of depreciable real estate and after adjustments for unconsolidated partnerships and joint ventures calculated to reflect funds from operations on the same basis.

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

Our reconciliation of net income to FFO and Normalized FFO for the years ended December 31, 2014, 2013, and 2012 is as follows (in thousands):

	For the Years Ended December 31
	2014	2013	2012
FUNDS FROM OPERATIONS:
Net income	$195,022	$300,835	$156,761
Depreciation of real estate assets	85,560	81,313	79,145
Impairment of real estate assets, net of taxes	29,843	—	—

Funds From Operations	310,425	382,148	235,906
Expenses associated with debt refinancing transactions, net of taxes	—	33,299	1,316
Expenses associated with REIT conversion, net of taxes	—	9,522	2,679
Expenses associated with mergers and acquisitions, net of taxes	—	713	—
Goodwill and other impairments, net of taxes	119	6,736	—
Income tax benefit for reversal of deferred taxes due to REIT conversion	—	(137,686)	(2,891)

Normalized Funds From Operations	$310,544	$294,732	$237,010

Contractual Obligations

The following schedule summarizes our contractual obligations by the indicated period as of December 31, 2014 (in thousands):

	Payments Due By Year Ended December 31,
	2015	2016	2017	2018	2019	Thereafter	Total
Long-term debt	$—	$—	$525,000	$—	$—	$675,000	$1,200,000
Interest on senior notes	29,594	29,594	29,594	29,594	29,594	63,358	211,328
Contractual facility developments and other commitments	86,656	—	—	—	—	—	86,656
South Texas Family Residential Center	125,827	92,056	73,412	53,733	—	—	345,028
Operating leases	2,748	—	—	—	—	—	2,748

Total contractual cash obligations	$244,825	$121,650	$628,006	$83,327	$29,594	$738,358	$1,845,760

The cash obligations in the table above do not include future cash obligations for variable interest expense associated with our outstanding revolving credit facility as projections would be based on future outstanding balances as well as future variable interest rates, and we are unable to make reliable estimates of either. Further, the cash obligations in the table above also do not include future cash obligations for uncertain tax positions as we are unable to make reliable estimates of the timing of such payments, if any, to the taxing authorities. The contractual facility developments included in the table above represent development projects for which we have already entered into a contract with a customer that obligates us to complete the development project. With respect to the South Texas Family Residential Center, the cash obligations included in the table above reflect the full contractual obligations of various contracts, excluding contingent payments, for periods up to 48 months even though many of these agreements provide us with the ability to terminate if ICE terminates the amended IGSA. Certain of our other ongoing construction projects are not currently under contract and thus are not included as a contractual obligation above as we may generally suspend or terminate such projects without substantial penalty.

We had $16.3 million of letters of credit outstanding at December 31, 2014 primarily to support our requirement to repay fees and claims under our workers’ compensation plan in the event we do not repay the fees and claims due in accordance with the terms of the plan. The letters of credit are renewable annually. We did not have any draws under any outstanding letters of credit during 2014, 2013, or 2012.

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

Our primary market risk exposure is to changes in U.S. interest rates. We are exposed to market risk related to our revolving credit facility because the interest rate on our revolving credit facility is subject to fluctuations in the market. If the interest rate for our outstanding indebtedness under the revolving credit facility was 100 basis points higher or lower during the years ended December 31, 2014, 2013, and 2012, our interest expense, net of amounts capitalized, would have been increased or decreased by $5.7 million, $5.3 million, and $5.7 million, respectively.

As of December 31, 2014, we had outstanding $325.0 million of senior notes due 2020 with a fixed interest rate of 4.125% and $350.0 million of senior notes due 2023 with a fixed interest rate of 4.625%. Because the interest rates with respect to these instruments are fixed, a hypothetical 100 basis point increase or decrease in market interest rates would not have a material impact on our financial statements.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework released in 2013. Based on this assessment, management believes that, as of December 31, 2014, the Company’s internal control over financial reporting was effective.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Corrections Corporation of America and Subsidiaries

We have audited Corrections Corporation of America and Subsidiaries’ internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Corrections Corporation of America and Subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Corrections Corporation of America and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Corrections Corporation of America and Subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2014, of Corrections Corporation of America and Subsidiaries and our report dated February 25, 2015, expressed an unqualified opinion thereon. Our audits also included the financial statement schedule listed in the Index at Item 15(2).

/s/ Ernst & Young LLP

Nashville, Tennessee

February 25, 2015

ITEM 9B.	OTHER INFORMATION

Dividend Declared for First Quarter 2015

On February 20, 2015, the Company’s Board of Directors declared a dividend for the first quarter of 2015 of $0.54 per share to be paid on April 15, 2015 to stockholders of record as of the close of business on April 2, 2015.

PART III.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this Item 10 will appear in, and is hereby incorporated by reference from, the information under the headings “Proposal 1 – Election of Directors-Directors Standing for Election,” “Executive Officers-Information Concerning Executive Officers Who Are Not Directors,” “Corporate Governance – Board of Directors Meetings and Committees,” “Corporate Governance – Independence and Financial Literacy of Audit and Risk Committee Members,” and “Security Ownership of Certain Beneficial Owners and Management – Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement for the 2015 Annual Meeting of Stockholders.

Our Board of Directors has adopted a Code of Ethics and Business Conduct applicable to the members of our Board of Directors and our officers, including our Chief Executive Officer and Chief Financial Officer. In addition, the Board of Directors has adopted Corporate Governance Guidelines and charters for our Audit and Risk Committee, Compensation Committee, Nominating and Governance Committee and Executive Committee. You can access our Code of Ethics and Business Conduct, Corporate Governance Guidelines and current committee charters on our website at www.cca.com.

ITEM 11.	EXECUTIVE COMPENSATION.

The information required by this Item 11 will appear in, and is hereby incorporated by reference from, the information under the headings “Executive and Director Compensation” in our definitive proxy statement for the 2015 Annual Meeting of Stockholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this Item 12 will appear in, and is hereby incorporated by reference from, the information under the heading “Security Ownership of Certain Beneficial Owners and Management – Ownership of Common Stock” in our definitive proxy statement for the 2015 Annual Meeting of Stockholders.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth certain information as of December 31, 2014 regarding compensation plans under which our equity securities are authorized for issuance.

	(a)	(b)	(c)
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted – Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plan (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by stockholders	1,884,233	$20.00	11,380,507	(1)
Equity compensation plans not approved by stockholders	—	—	—

Total	1,884,233	$20.00	11,380,507

(1)	Reflects shares of common stock available for issuance under our Amended and Restated 2008 Stock Incentive Plan and our Non-Employee Directors’ Compensation Plan, the only equity compensation plans approved by our stockholders under which we continue to grant awards.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this Item 13 will appear in, and is hereby incorporated by reference from, the information under the heading “Corporate Governance – Certain Relationships and Related Transactions” and “Corporate Governance – Director Independence” in our definitive proxy statement for the 2015 Annual Meeting of Stockholders.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by this Item 14 will appear in, and is hereby incorporated by reference from, the information under the heading “Proposal 2 – Ratification of Appointment of Independent Registered Public Accounting Firm” in our definitive proxy statement for the 2015 Annual Meeting of Stockholders.

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

Schedule III-Real Estate Assets and Accumulated Depreciation.

Information with respect to this item begins on page F-48 of this Annual Report on Form 10-K. Other schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the financial statements or notes thereto.

(3)	The Exhibits required by Item 601 of Regulation S-K are listed in the Index of Exhibits included herewith.

INDEX TO FINANCIAL STATEMENTS

Consolidated Financial Statements of Corrections Corporation of America and Subsidiaries

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of

Corrections Corporation of America and Subsidiaries

We have audited the accompanying consolidated balance sheets of Corrections Corporation of America and Subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2014. Our audits also included the financial statement schedule listed in the Index at Item 15(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Corrections Corporation of America and Subsidiaries at December 31, 2014 and 2013, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As described in Note 12 to the consolidated financial statements, the Company changed its method for reporting discontinued operations effective January 1, 2014.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Corrections Corporation of America and Subsidiaries’ internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 25, 2015, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Nashville, Tennessee

February 25, 2015

CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	December 31,
	2014	2013
ASSETS
Cash and cash equivalents	$74,393	$77,909
Accounts receivable, net of allowance of $748 and $1,265, respectively	248,588	244,957
Current deferred tax assets	13,229	9,241
Prepaid expenses and other current assets	29,775	20,612
Current assets of discontinued operations	—	15

Total current assets	365,985	352,734
Property and equipment, net	2,658,628	2,546,613

Restricted cash	2,858	5,589
Investment in direct financing lease	3,223	5,473
Goodwill	16,110	16,110
Non-current deferred tax assets	2,301	3,078
Other assets	78,086	77,828

Total assets	$3,127,191	$3,007,425

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued expenses	$317,566	$252,277
Income taxes payable	1,368	1,243
Current liabilities of discontinued operations	54	886

Total current liabilities	318,988	254,406
Long-term debt	1,200,000	1,205,000
Other liabilities	126,703	45,512

Total liabilities	1,645,691	1,504,918

Commitments and contingencies
Preferred stock - $0.01 par value; 50,000 shares authorized; none issued and outstanding at December 31, 2014 and 2013, respectively	—	—
Common stock - $0.01 par value; 300,000 shares authorized; 116,764 and 115,923 shares issued and outstanding at December 31, 2014 and 2013, respectively	1,168	1,159
Additional paid-in capital	1,748,303	1,725,363
Accumulated deficit	(267,971)	(224,015)

Total stockholders’ equity	1,481,500	1,502,507

Total liabilities and stockholders’ equity	$3,127,191	$3,007,425

The accompanying notes are an integral part of these consolidated financial statements.

CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	For the Years Ended December 31,
	2014	2013	2012
REVENUES	$1,646,867	$1,694,297	$1,723,657

EXPENSES:
Operating	1,156,135	1,220,351	1,217,051
General and administrative	106,429	103,590	88,935
Depreciation and amortization	113,925	112,692	113,063
Asset impairments	30,082	6,513	—

	1,406,571	1,443,146	1,419,049

OPERATING INCOME	240,296	251,151	304,608

OTHER (INCOME) EXPENSE:
Interest expense, net	39,535	45,126	58,363
Expenses associated with debt refinancing transactions	—	36,528	2,099
Other income	(1,204)	(100)	(333)

	38,331	81,554	60,129

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	201,965	169,597	244,479
Income tax (expense) benefit	(6,943)	134,995	(87,513)

INCOME FROM CONTINUING OPERATIONS	195,022	304,592	156,966
Loss from discontinued operations, net of taxes	—	(3,757)	(205)

NET INCOME	$195,022	$300,835	$156,761

BASIC EARNINGS PER SHARE:
Income from continuing operations	$1.68	$2.77	$1.58
Loss from discontinued operations, net of taxes	—	(0.03)	—

Net income	$1.68	$2.74	$1.58

DILUTED EARNINGS PER SHARE:
Income from continuing operations	$1.66	$2.73	$1.56
Loss from discontinued operations, net of taxes	—	(0.03)	—

Net income	$1.66	$2.70	$1.56

REGULAR DIVIDENDS DECLARED PER SHARE	$2.04	$1.97	$0.60

SPECIAL DIVIDENDS DECLARED PER SHARE	$—	$6.66	$—

The accompanying notes are an integral part of these consolidated financial statements.

CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Years Ended December 31,
	2014	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$195,022	$300,835	$156,761
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	113,925	113,491	113,933
Asset impairments	30,082	9,150	—
Amortization of debt issuance costs and other non-cash interest	3,102	3,509	4,316
Expenses associated with debt refinancing transactions	—	36,528	2,099
Deferred income taxes	(3,211)	(151,037)	5,761
Other expenses and non-cash items	4,594	2,623	1,084
Non-cash revenue and other income	(3,880)	(294)	—
Income tax benefit of equity compensation	(665)	(351)	(2,708)
Non-cash equity compensation	13,975	12,965	12,325
Changes in assets and liabilities, net:
Accounts receivable, prepaid expenses and other assets	(12,549)	16,683	12,189
Accounts payable, accrued expenses and other liabilities	82,396	23,910	(24,219)
Income taxes payable	790	1,492	1,715

Net cash provided by operating activities	423,581	369,504	283,256

CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for facility development and expansions	(85,791)	(27,955)	(30,424)
Acquisition of businesses, net of cash acquired	—	(36,252)	—
Expenditures for other capital improvements	(49,315)	(48,570)	(49,014)
Capitalized lease payments	(70,793)	—	—
Cash paid for leasehold incentive	—	(12,765)	—
Decrease in restricted cash	2,983	452	—
Proceeds from sale of assets	5,136	998	1,838
Increase in other assets	(1,101)	(3,260)	(4,027)
Payments received on direct financing lease and notes receivable	1,994	1,840	1,707

Net cash used in investing activities	(196,887)	(125,512)	(79,920)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of debt	250,000	1,283,000	888,500
Principal repayments of debt	(255,000)	(1,198,000)	(1,023,500)
Payment of debt issuance and other refinancing and related costs	—	(37,349)	(6,336)
Proceeds from exercise of stock options	12,450	30,171	4,933
Purchase and retirement of common stock	(4,036)	(6,693)	(2,808)
Income tax benefit of equity compensation	665	351	2,708
Increase in restricted cash for dividends	(251)	(1,016)	—
Dividends paid	(234,048)	(299,434)	(59,768)

Net cash used in financing activities	(230,220)	(228,970)	(196,271)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(3,526)	15,022	7,065
CASH AND CASH EQUIVALENTS, beginning of year	77,919	62,897	55,832

CASH AND CASH EQUIVALENTS, end of year	$74,393	$77,919	$62,897

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest (net of amounts capitalized of $2,525, $836, and $1,057 in 2014, 2013, and 2012, respectively)	$39,928	$40,776	$66,943

Income taxes	$19,717	$7,422	$83,864

The accompanying notes are an integral part of these consolidated financial statements.

CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2014, 2013, AND 2012

(in thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Par Value
BALANCE, December 31, 2013	115,923	$1,159	$1,725,363	$(224,015)	$1,502,507
Net income	—	—	—	195,022	195,022
Retirement of common stock	(118)	(1)	(4,035)	—	(4,036)
Regular dividends declared on common stock ($2.04 per share)	—	—	—	(239,086)	(239,086)
Restricted stock compensation, net of forfeitures	(20)	—	11,985	108	12,093
Stock option compensation expense, net of forfeitures	—	—	1,882	—	1,882
Income tax benefit of equity compensation	—	—	665	—	665
Restricted stock grants	267	3	—	—	3
Stock options exercised	712	7	12,443	—	12,450

BALANCE, December 31, 2014	116,764	$1,168	$1,748,303	$(267,971)	$1,481,500

(Continued)

CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2014, 2013, AND 2012

(in thousands)

	Common Stock		Additional Paid-In Capital	(Accumulated Deficit) Retained Earnings	Total Stockholders’ Equity
	Shares	Par value
BALANCE, December 31, 2012	100,105	$1,001	$1,146,488	$374,131	$1,521,620
Net income	—	—	—	300,835	300,835
Issuance of common stock	20	—	27	—	27
Retirement of common stock	(180)	(2)	(6,691)	—	(6,693)
Special dividend on common stock ($6.66 per share)	13,878	139	542,541	(678,226)	(135,546)
Regular dividends declared on common stock ($1.97 per share)	—	—	—	(221,196)	(221,196)
Restricted stock compensation, net of forfeitures	(30)	—	9,381	441	9,822
Stock option compensation expense, net of forfeitures	—	—	3,116	—	3,116
Income tax benefit of equity compensation	—	—	351	—	351
Restricted stock grants	300	3	(3)	—	—
Stock options exercised	1,830	18	30,153	—	30,171

BALANCE, December 31, 2013	115,923	$1,159	$1,725,363	$(224,015)	$1,502,507

(Continued)

CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2014, 2013, AND 2012

(in thousands)

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

DECEMBER 31, 2014, 2013 AND 2012

1.	ORGANIZATION AND OPERATIONS

Corrections Corporation of America (together with its subsidiaries, the “Company” or “CCA”) is the nation’s largest owner of privatized correctional and detention facilities and one of the largest prison operators in the United States. As of December 31, 2014, CCA owned or controlled 52 correctional and detention facilities, and managed an additional 12 facilities owned by its government partners, with a total design capacity of approximately 84,500 (unaudited) beds in 19 states and the District of Columbia.

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

CCA began operating as a REIT for federal income tax purposes effective January 1, 2013. The Company provides correctional services and conducts other business activities through taxable REIT subsidiaries (“TRSs”). A TRS is a subsidiary of a REIT that is subject to applicable corporate income tax and certain qualification requirements. The Company’s use of TRSs enables CCA to comply with REIT qualification requirements while providing correctional services at facilities it owns and at facilities owned by its government partners and to engage in certain other business operations. A TRS is not subject to the distribution requirements applicable to REITs so it may retain income generated by its operations for reinvestment. Consequently, income taxes recorded in 2014 are not comparable to those recorded in 2013 and 2012. See Note 11.

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

Restricted Cash

Restricted cash at December 31, 2014 and 2013 of $2.9 million and $5.6 million, respectively, is restricted for a capital improvements, replacements, and repairs reserve fund required by one of CCA’s contracts, and for the payment of dividends on unvested restricted stock.

Accounts Receivable and Allowance for Doubtful Accounts

At December 31, 2014 and 2013, accounts receivable of $248.6 million and $245.0 million were net of allowances for doubtful accounts totaling $0.7 million and $1.3 million, respectively. Accounts receivable consist primarily of amounts due from federal, state, and local government agencies for the utilization of CCA’s correctional and detention facilities, as well as for operating and managing prisons and other correctional facilities and providing offender residential and prisoner transportation services to such government agencies.

Accounts receivable are stated at estimated net realizable value. CCA recognizes allowances for doubtful accounts to ensure receivables are not overstated due to uncollectibility. Bad debt reserves are maintained for customers in the aggregate based on a variety of factors, including the length of time receivables are past due, significant one-time events, and historical experience. If circumstances related to customers change, estimates of the recoverability of receivables would be further adjusted.

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

Accounting for the Impairment of Long-Lived Assets Other Than Goodwill

Long-lived assets other than goodwill are reviewed for impairment when circumstances indicate the carrying value of an asset may not be recoverable. When circumstances indicate an asset may not be recoverable, impairment is recognized when the estimated undiscounted cash flows associated with the asset or group of assets is less than their carrying value. If impairment exists, an adjustment is made to write the asset down to its fair value, and a loss is recorded as the difference between the carrying value and fair value. Fair values are determined based on quoted market values, comparable sales data, discounted cash flows or internal and external appraisals, as applicable.

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

Revenue Recognition

CCA maintains contracts with certain governmental entities to manage their facilities for fixed per diem rates. CCA also maintains contracts with various federal, state, and local governmental entities for the housing of offenders in company-owned facilities at fixed per diem rates or monthly fixed rates. These contracts usually contain expiration dates with renewal options ranging from annual to multi-year renewals. Most of these contracts have current terms that require renewal every two to five years. Additionally, most facility management contracts contain clauses that allow the government agency to terminate a contract without cause, and are generally subject to legislative appropriations. CCA generally expects to renew these contracts for periods consistent with the remaining renewal options allowed by the contracts or other reasonable extensions; however, no assurance can be given that such renewals will be obtained. Fixed monthly rate revenue is recorded in the month earned and fixed per diem revenue, including revenue under those contracts that include guaranteed minimum populations, is recorded based on the per diem rate multiplied by the number of offenders housed or guaranteed during the respective period.

CCA recognizes any additional management service revenues upon completion of services provided to the customer. Certain of the government agencies also have the authority to audit and investigate CCA’s contracts with them. If the agency determines that CCA has improperly allocated costs to a specific contract or otherwise was unable to perform certain contractual services, CCA may not be reimbursed for those costs and could be required to refund the amount of any such costs that have been reimbursed.

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

In September 2014, CCA agreed under an expansion of an existing inter-governmental service agreement (“IGSA”) between the city of Eloy, Arizona and the U.S. Immigration and Customs Enforcement (“ICE”) to provide residential space and services at the newly activated South Texas Family Residential Center. The amended IGSA qualifies as a multiple-element arrangement under the guidance in ASC 605, “Revenue Recognition”. CCA evaluates each deliverable in an arrangement to determine whether it represents a separate unit of accounting. A deliverable constitutes a separate unit of accounting when it has standalone value to the customer. ASC 605 requires revenue to be allocated to each unit of accounting based on a selling price hierarchy. The selling price for a deliverable is based on its vendor specific objective evidence (“VSOE”) of selling price, if available, third party evidence (“TPE”) if VSOE of selling price is not available, or estimated selling price (“ESP”) if neither VSOE of selling price nor TPE is available. CCA establishes VSOE of selling price using the price charged for a deliverable when sold separately. CCA establishes TPE of selling price by evaluating similar products or services in standalone sales to similarly situated customers. CCA establishes ESP based on management judgment considering internal factors such as margin objectives, pricing practices and controls, and market conditions. In arrangements with multiple elements, CCA allocates the transaction price to the individual units of accounting at inception of the arrangement based on their relative selling price.

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

Self-Funded Insurance Reserves

CCA is significantly self-insured for employee health, workers’ compensation, automobile liability claims, and general liability claims. As such, CCA’s insurance expense is largely dependent on claims experience and CCA’s ability to control its claims experience. CCA has consistently accrued the estimated liability for employee health insurance based on its history of claims experience and time lag between the incident date and the date the cost is paid by CCA. CCA has accrued the estimated liability for workers’ compensation claims based on an actuarially determined liability, discounted to the net present value of the outstanding liabilities, using a combination of actuarial methods used to project ultimate losses, and the Company’s automobile insurance claims based on estimated development factors on claims incurred. The liability for employee health, workers’ compensation, and automobile insurance includes estimates for both claims incurred and for claims incurred but not reported. CCA records litigation reserves related to general liability matters for which it is probable that a loss has been incurred and the range of such loss can be estimated. These estimates could change in the future.

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

Fair Value of Financial Instruments

To meet the reporting requirements of ASC 825, “Financial Instruments”, regarding fair value of financial instruments, CCA calculates the estimated fair value of financial instruments using market interest rates, quoted market prices of similar instruments, or discounted cash flow techniques with observable Level 1 inputs for publicly traded debt and Level 2 inputs for all other financial instruments, as defined in ASC 820, “Fair Value Measurement”. At December 31, 2014 and 2013,

there were no material differences between the carrying amounts and the estimated fair values of CCA’s financial instruments, other than as follows (in thousands):

	December 31,
	2014		2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Investment in direct financing lease	$5,473	$6,048	$7,466	$8,609
Note receivable from APM	$3,677	$6,539	$4,831	$9,006
Debt	$(1,200,000)	$(1,179,625)	$(1,205,000)	$(1,179,375)

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

CCA derives its revenues primarily from amounts earned under federal, state, and local government contracts. For each of the years ended December 31, 2014, 2013, and 2012, federal correctional and detention authorities represented 44% of CCA’s total revenue. Federal correctional and detention authorities consist primarily of the Federal Bureau of Prisons (“BOP”), the United States Marshals Service (“USMS”), and ICE. The BOP accounted for 13%, 13%, and 12% of total revenue for 2014, 2013, and 2012, respectively. The USMS accounted for 17%, 19%, and 20% of total revenue for 2014, 2013, and 2012, respectively. ICE accounted for 13%, 12%, and 12% of total revenue for 2014, 2013, and 2012, respectively. These federal customers have management contracts at facilities CCA owns and at facilities CCA manages but does not own. Additionally, CCA’s management contracts with state correctional authorities represented 48%, 49%, and 49% of total revenue during the years ended December 31, 2014, 2013, and 2012, respectively. The State of California Department of Corrections and Rehabilitation (the “CDCR”) accounted for 14%, 12%, and 12% of total revenue for the years ended December 31, 2014, 2013, and 2012, respectively, including revenue generated under an operating lease that commenced December 1, 2013, at a facility we own in California. No other customer generated more than 10% of total revenue during 2014, 2013, or 2012. Although the revenue generated from each of these agencies is derived from numerous management contracts, the loss of one or more of such contracts could have a material adverse impact on CCA’s financial condition and results of operations.

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

ASC 350, “Intangibles-Goodwill and Other”, establishes accounting and reporting requirements for goodwill and other intangible assets. Goodwill was $16.1 million as of December 31, 2014 and 2013. This goodwill was established in connection with the acquisition of Correctional Alternatives Inc. (“CAI”) during the third quarter of 2013, as further described in Note 5, and the acquisitions of two service companies during 2000.

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

During the third quarter of 2013, CCA reported an asset impairment of $1.0 million for the write-off of goodwill associated with the Idaho Correctional Center. During the second quarter of 2013, the state of Idaho reported that they expected to solicit bids for the management of the Idaho Correctional Center upon the expiration of CCA’s contract in June 2014. During the third quarter of 2013, CCA decided not to submit a bid for the continued management of this facility. The state assumed management of the facility effective July 1, 2014.

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

At December 31, 2014, CCA owned 54 real estate properties, including 52 correctional and detention facilities, three of which CCA leased to other operators, and two corporate office buildings. At December 31, 2014, CCA also managed 12 correctional and detention facilities owned by governmental agencies.

Property and equipment, at cost, consists of the following (in thousands):

	December 31,
	2014	2013
Land and improvements	$127,221	$127,246
Buildings and improvements	3,048,836	3,058,748
Equipment and software	326,603	316,696
Office furniture and fixtures	30,884	30,969
Construction in progress	276,508	93,187

	3,810,052	3,626,846
Less: Accumulated depreciation	(1,151,424)	(1,080,233)

	$2,658,628	$2,546,613

Construction in progress primarily consists of correctional facilities under construction or expansion. Interest is capitalized on construction in progress and amounted to $2.5 million, $0.8 million, and $1.1 million in 2014, 2013, and 2012, respectively.

Depreciation expense was $114.0 million, $112.8 million, and $113.2 million for the years ended December 31, 2014, 2013, and 2012, respectively.

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

CCA leases portions of the land and building of the San Diego Correctional Facility under an operating lease that expires December 2015 pursuant to amended lease terms executed between CCA and the County of San Diego in January 2010. CCA also leases land and building at the Elizabeth Detention Center under operating leases that expire in June 2015. During December 2013, CCA elected to terminate the lease of land and building at the North Georgia Detention Center effective during the first quarter of 2014.

CCA leases the South Texas Family Residential Center and the site upon which it is being constructed from a third-party lessor. CCA’s lease agreement with the lessor is over a base period co-terminus with an amended IGSA with ICE, as further described in Note 5, and includes two one-year renewal periods. However, under terms of the lease agreement, if ICE terminates the amended IGSA for convenience, CCA can terminate the agreement, without penalty, by providing the lessor with a 90-day notice. In the event ICE elects to terminate the amended IGSA due to a non-appropriation of funds, CCA must provide a 60-day notice period to the lessor. If ICE terminates the IGSA due to non-appropriation of funds without notice to CCA, CCA may not be able to provide a timely termination notice to the lessor and could, therefore, be subject to a penalty the equivalent of up to two months of payments due to the lessor, which would currently amount to approximately $13.4 million.

In January 2015, a class action lawsuit was filed in federal district court for the District of Columbia against the Secretary of the Department of Homeland Security (“DHS”) and certain ICE officials. The complaint sought to certify a class of plaintiffs, consisting of Central American mothers and children who (i) have been or will be detained in ICE family detention facilities since June 2014, (ii) have been or will be determined to have a credible fear of persecution in their home country under federal asylum laws and (iii) are eligible for release on bond pursuant to certain federal statutes but have been or will be denied such release after being subject to an ICE custody determination that took deterrence of mass migration into account. In February 2015, the court certified the class and granted the plaintiffs’ motion for a preliminary injunction, enjoining DHS from detaining class members for the purpose of deterring future immigration to the United States and from considering deterrence of such immigration as a factor in such custody determinations until a final determination has been reached on the merits of the action. CCA has not received any instruction from ICE on what action they intend to take in response to the court order, or how and whether it will affect CCA’s contract at the South Texas Family Residential Center. Any adverse decision with regard to this contract could materially affect CCA’s financial condition and results of operations.

CCA’s lease agreement with the third-party lessor required CCA to pay $70.0 million in September 2014, which resulted in CCA being deemed the owner of the constructed assets for accounting purposes, in accordance with ASC 840-40-55, formerly Emerging Issues Task Force No. 97-10, “The Effect of Lessee Involvement in Asset Construction”. Accordingly, CCA is recording an asset representing the estimated costs incurred attributable to the building assets being constructed by the third-party lessor and a related financing liability. CCA will depreciate the asset over the four-year term of the lease and will impute interest for the financing liability. Additionally, CCA determined that the lease with the third-party lessor also includes separate units of account for the land and pre-existing cottages as well as food services provided by the third-party lessor. The amount of consideration allocated to each of these separate deliverables was determined based on the relative selling price of the lessor-financing, the land lease, the lease of pre-existing cottages, and the food services. The operating lease term for the land is equivalent to the four-year term of the lease and is recognized on a straight-line basis over the lease term. The operating lease term for the pre-existing cottages is the four-month period in which CCA expects to use the cottages for housing residents. The food services provided by the third-party lessor are recognized proportionally based on the number of beds available to ICE during the construction period until such time as the facility reaches its capacity of 2,400 beds which is expected to be in the second quarter of 2015. In addition to the lease commitments described above, as of December 31, 2014, CCA has contractually committed $57.6 million for tenant improvements, furniture and equipment, and various other services related to the South Texas Family Residential Center even though many of these agreements provide CCA with the ability to terminate if ICE terminates the amended IGSA.

The rental expense incurred for the leases at these four facilities, inclusive of the expenses recognized for the South Texas lease, as described above, was $9.1 million, $5.9 million, and $4.7 million for the years ended December 31, 2014, 2013, and 2012, respectively. Future minimum lease payments as of December 31, 2014 under these operating leases, inclusive of $287.4 million of payments expected to be made under the cancelable lease at the South Texas facility, are as follows (in thousands):

2015	$83,427
2016	79,538
2017	73,412
2018	53,733
2019	—
Thereafter	—

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

5.	REAL ESTATE TRANSACTIONS

Acquisitions

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

Real Estate Closures and Idle Facilities

CCA has five idled core facilities that are currently available and being actively marketed to other customers. CCA considers its core facilities to be those that were designed for adult secure correctional purposes. The following table summarizes each of the idled core facilities and their respective carrying values, excluding equipment and other assets that could generally be transferred and used at other facilities CCA owns without significant cost (dollars in thousands):

	Design Capacity	Date Idled	Net Carrying Values at December 31,
Facility			2014	2013
Prairie Correctional Facility	1,600	2010	$18,748	$19,366
Huerfano County Correctional Center	752	2010	19,033	19,800
Diamondback Correctional Facility	2,160	2010	44,480	44,223
Otter Creek Correctional Center	656	2012	24,089	24,805
Marion Adjustment Center	826	2013	12,978	13,429

	5,994		$119,328	$121,623

CCA also has three idled non-core facilities with carrying values amounting to $1.3 million and $30.4 million as of December 31, 2014 and 2013, respectively. CCA considers the Shelby Training Center, Queensgate Correctional Facility, and Mineral Wells Pre-Parole Transfer Facility to be non-core facilities because they were designed for uses other than for adult secure correctional purposes. From the date each of the aforementioned eight facilities became idle, CCA incurred approximately $7.9 million, $6.4 million, and $6.0 million in operating expenses for the years ended December 31, 2014, 2013, and 2012, respectively. The operating expenses incurred in 2014 and 2013 exclude the incremental expenses incurred in connection with the activation of the Diamondback facility which began in the third quarter of 2013 and continued until near the end of the second quarter of 2014, when anticipated opportunities to activate the facility were deferred.

CCA considers the cancellation of a contract as an indicator of impairment and tested each of the aforementioned facilities for impairment when it was notified by the respective customers that they would no longer be utilizing such facility. Upon notification of cancellation by the respective customers, CCA concluded in each case that no impairment had occurred. CCA updates the impairment analyses on an annual basis for each of the idled facilities and evaluates on a quarterly basis market developments for the potential utilization of each of these facilities in order to identify events that may cause CCA to reconsider its most recent assumptions. As a result of CCA’s analyses, CCA determined each of the five core assets to have recoverable values in excess of the corresponding carrying values.

In the fourth quarter of 2014, CCA made the decision to actively pursue the sale of the Queensgate Correctional Facility, idle since 2009, and the Mineral Wells Pre-Parole Transfer Facility, idle since 2013. CCA reviewed comparable sales data and concluded that either the exit value in the principle market or comparable sales prices for similar properties in the respective geographical areas represented the fair value of these non-core assets. CCA determined the principle market for these non-core assets will be buyers who intend to use the assets for purposes other than as correctional facilities. The aggregate net book value of these facilities prior to the evaluation for impairment was $28.8 million and, as a result of the impairment indicator resulting from the potential sale of the facilities, CCA recorded non-cash impairments totaling $27.8 million during the fourth quarter of 2014 to write down the book values of the Queensgate and Mineral Wells facilities to the estimated fair values using Level 2 inputs for quoted prices of similar assets and assuming asset sales for uses other than correctional facilities.

Sales

In the third quarter of 2014, CCA entered into a purchase and sale agreement with a third party to sell its idled Houston Educational Facility in Houston, Texas for $4.5 million. The Houston Educational Facility was another non-core asset that was previously leased to a charter school operator. CCA closed on the sale during the fourth quarter of 2014. The net book value of this facility prior to the evaluation for impairment was $6.4 million and, as a result of the impairment indicator resulting from the potential sale of the facility, CCA recorded a non-cash impairment of $2.2 million during the second quarter of 2014 to write-down the book value of the facility to the estimated fair value using Level 2 inputs. The ultimate sale price was used as a proxy for the fair value of the facility.

Construction of New Facilities

In order to retain federal inmate populations CCA currently manages in the 1,154-bed San Diego Correctional Facility, CCA is constructing the 1,492-bed Otay Mesa Detention Center in San Diego. The existing San Diego Correctional Facility is subject to a ground lease with the County of San Diego. Under the provisions of the lease, the facility is divided into different premises whereby, pursuant to an amendment to the ground lease executed in January 2010, ownership of the entire facility reverts to the County upon expiration of the lease on December 31, 2015. As of December 31, 2014, CCA has invested approximately $121.5 million in the new facility. CCA has developed plans to build the Otay Mesa Detention Center within a construction timeline that coincides with the expiration of the ground lease with the County of San Diego. CCA plans to offer this new facility to house the existing federal inmate populations at the San Diego Correctional Facility.

In November 2013, CCA announced its decision to re-commence construction of a correctional facility in Trousdale County, Tennessee. CCA suspended construction of this facility in 2009 until it had greater clarity around the timing of a new contract. In October 2013, Trousdale County received notice from the Tennessee Department of Corrections of its intent to partner with the County to develop a new correctional facility to house state of Tennessee inmates. In April 2014, CCA entered into an agreement with Trousdale County whereby CCA agreed to finance, design, build and operate a 2,552-bed facility to meet the responsibilities of a separate IGSA between Trousdale County and the state of Tennessee regarding correctional services. In July 2014, CCA received notice that Trousdale County and the state of Tennessee finalized the IGSA. The IGSA with the state of Tennessee includes a minimum monthly payment plus a per diem payment for each inmate housed in the facility in excess of 90% of the design capacity, provided that during a twenty-six week ramp period the minimum payment is based on the greater of the number of inmates actually at the facility or 90% of the beds available pursuant to the ramp schedule. As of December 31, 2014, CCA has invested approximately $60.7 million in the Trousdale Turner Correctional Center and construction is expected to be completed in the fourth quarter of 2015.

Activations

In September 2012, CCA announced that it was awarded a new management contract from the Arizona Department of Corrections to house up to 1,000 medium-security inmates at its 1,596-bed Red Rock Correctional Center in Arizona. The new management contract, which commenced in January 2014, contains an initial term of ten years, with two five-year renewal options upon mutual agreement and provides an occupancy guarantee of 90% of the contracted beds, which is expected to be implemented in two phases. The government partner included the occupancy guarantee in its

Request For Proposal (“RFP”) in order to guarantee its access to the beds. Additionally, the contract provides the state of Arizona an option to purchase the Red Rock facility at any time during the term of the contract, including extension options, based on an amortization schedule starting with the fair market value and decreasing evenly to zero over the twenty-year term. In order to prepare the Red Rock facility to house Arizona inmates under this contract, CCA capitalized $20.8 million of facility improvements during 2013 and 2014. The total net book value of the facility is being depreciated over the twenty-year term.

In September 2014, CCA announced that it had agreed under an expansion of an existing IGSA between the City of Eloy, Arizona and ICE to house up to 2,400 individuals at the South Texas Family Residential Center, a facility leased by CCA in Dilley, Texas. Certain new services provided under the amended IGSA commenced in the fourth quarter of 2014, have a term of up to four years, and can be extended by bi-lateral modifications. The agreement provides for a fixed monthly payment in accordance with a graduated schedule. Under terms of the amended IGSA, ICE can terminate the agreement for convenience, without penalty, by providing CCA with at least a 90-day notice. In addition, terms allow for ICE to terminate the agreement with CCA at any time, without penalty, due to a non-appropriation of funds. ICE began housing the first residents at the facility in December 2014, and the site is expected to be ready for full capacity during the second quarter of 2015.

Under the fixed monthly payment schedule of the amended IGSA, ICE agreed to pay CCA $70.0 million in two $35.0 million installments during the fourth quarter of 2014 and graduated fixed monthly payments over the remaining months of the contract. As described in Note 2, CCA used the multiple-element arrangement guidance prescribed in ASC 605, “Revenue Recognition” in determining the total revenue to be recognized over the term of the amended IGSA. CCA determined that there were five distinct elements related to the amended IGSA with ICE. The lease revenue element, representing the operating lease of the site and constructed assets, was valued based on the estimated selling price of the land and building improvements provided to ICE and is recognized proportionately based on the number of beds available. The correctional services revenue element, representing the correctional management services provided to ICE, was valued based on the estimated selling price of similar services CCA provides and is recognized based on labor efforts expended over the contract. The food services revenue element was valued based on the TPE of the contracted outsourced service and is recognized proportionately based on the number of beds available. The educational services revenue element, representing the grade-level appropriate juvenile educational program prescribed under the IGSA, was based on the TPE of the contracted outsourced service and is recognized on a straight-line basis over the period educational services are required to be performed. The construction management services revenue element, representing CCA’s site development and construction management services, was valued based on the estimated selling price of similar services CCA provides and is recognized on a straight-line basis during the first seven months of the IGSA representing the period over which the construction activity will be ongoing. During 2014, CCA recognized $21.0 million in revenue associated with the amended IGSA with the unrecognized balance of the fixed monthly payments reported in deferred revenue, which is reflected within other liabilities, in the accompanying consolidated balance sheet as of December 31, 2014.

Other Leasing Transactions

In October 2013, CCA entered into a lease for its California City Correctional Center with the CDCR. The lease agreement includes a three-year base term that commenced December 1, 2013, with unlimited two-year renewal options upon mutual agreement. Annual base rent during the three-year base term is fixed at $28.5 million. After the three-year base term, the rent will be increased annually by the lesser of CPI (Consumer Price Index) or 2%. CCA is responsible for repairs and maintenance, property taxes and property insurance, while all other aspects and costs of facility operations are the responsibility of the CDCR. CCA also provided $10.0 million of tenant allowances and improvements which is being amortized as a reduction to rental revenue over the expected lease term.

During December 2013, CCA elected to terminate the lease from the City of Gainesville, Georgia, of the land and building at the North Georgia Detention Center and make replacement beds available at the Stewart Detention Center in Lumpkin, Georgia for the ICE detainees housed at the North Georgia facility. CCA reported an asset impairment of $3.8 million in the fourth quarter of 2013 primarily for renovations CCA made to the North Georgia facility, as well as $1.0 million of expenses associated with the lease termination. All of the detainees were transferred out of the facility and control of the facility was returned to the City of Gainesville near the end of the first quarter of 2014.

6.	INVESTMENT IN AFFILIATE

CCA has a 50% ownership interest in APM, an entity holding the management contract for a correctional facility, HM Prison Forest Bank, under a 25-year prison management contract with an agency of the United Kingdom government. CCA has determined that its joint venture investment in APM represents a variable interest entity (“VIE”) in accordance with ASC 810, “Consolidation” of which CCA is not the primary beneficiary. The Forest Bank facility, located in Salford, England, was previously constructed and owned by a wholly-owned subsidiary of CCA, which was sold in April 2001. All gains and losses under the joint venture are accounted for using the equity method of accounting. During 2000, CCA extended a working capital loan to APM, which has an outstanding balance of $3.7 million as of December 31, 2014.

For the years ended December 31, 2014, 2013, and 2012, equity in earnings of the joint venture was $720,000, $78,000 and $323,000, respectively, which is included in other (income) expense in the consolidated statements of operations. As of December 31, 2014, CCA’s investment in APM was $0.1 million and is reported in other assets in the accompanying consolidated balance sheets. The outstanding working capital loan of $3.7 million, combined with the $0.1 million investment in APM, represents CCA’s maximum exposure to loss in connection with APM.

7.	INVESTMENT IN DIRECT FINANCING LEASE

At December 31, 2014, CCA’s investment in a direct financing lease represents net receivables under a building and equipment lease between CCA and the District of Columbia for the D.C. Correctional Treatment Facility.

A schedule of minimum rentals to be received under the direct financing lease in future years is as follows (in thousands):

2015	$2,793
2016	2,793
2017	694
2018	—
2019	—

Total minimum obligation	6,280
Less unearned interest income	(807)
Less current portion of direct financing lease	(2,250)

Investment in direct financing lease	$3,223

During the years ended December 31, 2014, 2013, and 2012, CCA recorded interest income of $0.8 million, $1.0 million, and $1.2 million, respectively, under this direct financing lease.

8.	OTHER ASSETS

Other assets consist of the following (in thousands):

	December 31,
	2014	2013
Debt issuance costs, less accumulated amortization of $5,413 and $2,311, respectively	$14,305	$17,336
Intangible lease value	24,289	25,567
Deferred leasing costs	8,338	9,305
Notes receivable, net	8,285	6,987
Cash equivalents and cash surrender value of life insurance held in Rabbi trust	17,918	15,811
Deposits	1,982	2,037
Straight-line rent receivable	1,729	133
Other	1,240	652

	$78,086	$77,828

9.	ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER LONG-TERM LIABILITIES

Accounts payable and accrued expenses consist of the following (in thousands):

	December 31,
	2014	2013
Trade accounts payable	$49,825	$49,826
Accrued salaries and wages	58,173	58,810
Accrued dividends	61,129	56,306
Accrued workers’ compensation and auto liability	7,727	8,409
Accrued litigation	4,323	6,170
Accrued employee medical insurance	8,530	9,658
Accrued property taxes	24,522	24,721
Accrued interest	6,435	6,331
Deferred revenue	5,725	375
Construction payable	64,995	8,374
Other	26,182	23,297

	$317,566	$252,277

The total liability for workers’ compensation and auto liability was $23.5 million and $24.1 million as of December 31, 2014 and 2013, respectively, with the long-term portion included in other long-term liabilities in the accompanying consolidated balance sheets. These liabilities were discounted to the net present value of the outstanding liabilities using a 3.0% rate in 2014 and 2013. These liabilities amounted to $26.4 million and $27.1 million on an undiscounted basis as of December 31, 2014 and 2013, respectively.

Other long-term liabilities consist of the following (in thousands):

	December 31,
	2014	2013
Deferred revenue	$87,227	$1,070
Intangible lease liability	7,352	7,739
Accrued workers’ compensation	15,732	15,707
Accrued deferred compensation	13,036	15,013
Other	3,356	5,983

	$126,703	$45,512

10.	DEBT

Debt outstanding consists of the following (in thousands):

	December 31,
	2014	2013
Revolving Credit Facility, principal due at maturity in December 2017; interest payable periodically at variable interest rates. The weighted average rate at December 31, 2014 and 2013 was 1.9% and 1.7%, respectively.	$525,000	$530,000
4.625% Senior Notes, principal due at maturity in May 2023; interest payable semi-annually in May and November at 4.625%.	350,000	350,000
4.125% Senior Notes, principal due at maturity in April 2020; interest payable semi-annually in April and October at 4.125%.	325,000	325,000

	$1,200,000	$1,205,000

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

Based on CCA’s current leverage ratio, loans under the $900.0 Million Revolving Credit Facility currently bear interest at the base rate plus a margin of 0.75% or at LIBOR plus a margin of 1.75%, and a commitment fee equal to 0.35% of the unfunded balance. The $900.0 Million Revolving Credit Facility also has a $50.0 million sublimit for the issuance of standby letters of credit. As of December 31, 2014, CCA had $525.0 million in borrowings under the $900.0 Million Revolving Credit Facility as well as $16.3 million in letters of credit outstanding resulting in $358.7 million available under the $900.0 Million Revolving Credit Facility.

The $900.0 Million Revolving Credit Facility is secured by a pledge of all of the capital stock of CCA’s domestic subsidiaries, 65% of the capital stock of CCA’s foreign subsidiaries, all of CCA’s accounts receivable, and all of CCA’s deposit accounts. The $900.0 Million Revolving Credit Facility requires CCA to meet certain financial covenants, including, without limitation, a maximum total leverage ratio, a maximum secured leverage ratio, and a minimum fixed charge coverage ratio. As of December 31, 2014, CCA was in compliance with all such covenants. In addition, the $900.0 Million Revolving Credit Facility contains certain covenants that, among other things, limit the incurrence of additional indebtedness, acquisitions and other investments, payment of dividends and other customary restricted payments, transactions with affiliates, asset sales, mergers and consolidations, liquidations, prepayments and modifications of other indebtedness, liens and other encumbrances and other matters customarily restricted in such agreements. In addition, the $900.0 Million Revolving Credit Facility is subject to certain cross-default provisions with terms of CCA’s other indebtedness, and is subject to acceleration upon the occurrence of a change of control.

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

Guarantees and Covenants. All of the domestic subsidiaries of CCA (as the parent corporation) have provided full and unconditional guarantees of the Senior Notes. Each of CCA’s subsidiaries guaranteeing the Senior Notes are 100% owned subsidiaries of CCA; the subsidiary guarantees are full and unconditional and are joint and several obligations of the guarantors; and all non-guarantor subsidiaries are minor (as defined in Rule 3-10(h)(6) of Regulation S-X).

As of December 31, 2014, neither CCA nor any of its subsidiary guarantors had any material or significant restrictions on CCA’s ability to obtain funds from its subsidiaries by dividend or loan or to transfer assets from such subsidiaries.

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

Other Debt Transactions

Letters of Credit. At December 31, 2014 and 2013, CCA had $16.3 million and $25.0 million, respectively, in outstanding letters of credit. The letters of credit were issued to secure CCA’s workers’ compensation and general liability insurance policies, performance bonds, and utility deposits. The letters of credit outstanding at December 31, 2014 and 2013 were provided by a sub-facility under the $900.0 Million Revolving Credit Facility.

Debt Maturities

Scheduled principal payments as of December 31, 2014 for the next five years and thereafter were as follows (in thousands):

2015	$—
2016	—
2017	525,000
2018	—
2019	—
Thereafter	675,000

Total debt	$1,200,000

Cross-Default Provisions

The provisions of CCA’s debt agreements relating to the $900.0 Million Revolving Credit Facility and the Senior Notes contain certain cross-default provisions. Any events of default under the $900.0 Million Revolving Credit Facility that results in the lenders’ actual acceleration of amounts outstanding thereunder also result in an event of default under the Senior Notes. Additionally, any events of default under the Senior Notes that give rise to the ability of the holders of such indebtedness to exercise their acceleration rights also result in an event of default under the $900.0 Million Revolving Credit Facility.

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

Income tax expense (benefit) is comprised of the following components (in thousands):

	For the Years Ended December 31,
	2014	2013	2012
Current income tax expense (benefit)
Federal	$9,326	$13,674	$75,867
State	828	2,368	5,885

	10,154	16,042	81,752

Deferred income tax expense (benefit)
Federal	(2,280)	(144,771)	8,576
State	(931)	(6,266)	(2,815)

	(3,211)	(151,037)	5,761

Income tax expense (benefit)	$6,943	$(134,995)	$87,513

Significant components of CCA’s deferred tax assets and liabilities as of December 31, 2014 and 2013, are as follows (in thousands):

	December 31,
	2014	2013
Current deferred tax assets:
Asset reserves and liabilities not yet deductible for tax	$15,969	$11,284

Net current deferred tax assets	15,969	11,284

Current deferred tax liabilities:
Other	(2,740)	(2,043)

Net total current deferred tax assets	$13,229	$9,241

Noncurrent deferred tax assets:
Asset reserves and liabilities not yet deductible for tax	$15,665	$17,372
Tax over book basis of certain assets	924	897
Net operating loss and tax credit carryforwards	5,008	4,575
Intangible contract value	2,877	3,024
Other	579	705

Total noncurrent deferred tax assets	25,053	26,573
Less valuation allowance	(4,065)	(4,497)

Net noncurrent deferred tax assets	20,988	22,076

Noncurrent deferred tax liabilities:
Book over tax basis of certain assets	(9,028)	(9,067)
Intangible lease value	(9,431)	(9,894)
Other	(228)	(37)

Total noncurrent deferred tax liabilities	(18,687)	(18,998)

Net total noncurrent deferred tax assets	$2,301	$3,078

The tax benefits associated with equity-based compensation reduced income taxes payable by $0.7 million, $0.4 million, and $2.6 million during 2014, 2013, and 2012, respectively. Such benefits were recorded as increases to stockholders’ equity.

A reconciliation of the income tax provision at the statutory income tax rate and the effective tax rate as a percentage of income from continuing operations before income taxes for the years ended December 31, 2014, 2013, and 2012 is as follows:

	2014	2013	2012
Statutory federal rate	35.0%	35.0%	35.0%
Dividends paid deduction	(31.1)	(30.7)	—
State taxes, net of federal tax benefit	0.8	1.1	1.0
Permanent differences	0.1	3.0	0.7
Impact of REIT election	—	(87.0)	—
Other items, net	(1.4)	(1.0)	(0.9)

	3.4%	(79.6)%	35.8%

CCA’s effective tax rate was 3.4%, (79.6)%, and 35.8% during 2014, 2013, and 2012, respectively. CCA’s effective tax rate is significantly different in 2014 and 2013 as a result of its election to be taxed as a REIT effective January 1, 2013. As a result of CCA’s election to be taxed as a REIT effective January 1, 2013, CCA recorded during the first quarter of 2013 a net tax benefit of $137.7 million for the revaluation of certain deferred tax assets and liabilities and other income taxes associated with the REIT conversion based on the revised tax structure. As a REIT, CCA is entitled to a deduction for dividends paid, resulting in a substantial reduction in the amount of federal income tax expense it recognizes. Substantially all of CCA’s income tax expense is incurred based on the earnings generated by its TRSs. CCA’s overall effective tax rate is estimated based on its current projection of taxable income primarily generated in its TRSs. The Company’s consolidated effective tax rate could fluctuate in the future based on changes in estimates of taxable income, the relative amounts of taxable income generated by the TRSs and the REIT, the implementation of additional tax planning strategies, changes in federal or state tax rates or laws affecting tax credits available to the Company, changes in other tax laws, changes in estimates related to uncertain tax positions, or changes in state apportionment factors, as well as changes in the valuation allowance applied to the Company’s deferred tax assets that are based primarily on the amount of state net operating losses and tax credits that could expire unused.

CCA had no liabilities for uncertain tax positions as of December 31, 2014 and 2013. CCA recognizes interest and penalties related to unrecognized tax positions in income tax expense. CCA does not currently anticipate that the total amount of unrecognized tax positions will significantly change in the next twelve months.

CCA’s U.S. federal income tax returns for tax years 2011 through 2013 remain subject to examination by the Internal Revenue Service (“IRS”). All states in which CCA files income tax returns follow the same statute of limitations as federal, with the exception of the following states whose open tax years include 2010 through 2013: Arizona, California, Colorado, Kentucky, Michigan, Minnesota, New Jersey, Texas, and Wisconsin.

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

There were no results of operations during 2014 at these three facilities. The following table summarizes the results of operations for these three facilities for the years ended December 31, 2013 and 2012 (in thousands):

	For the Years Ended December 31,
	2013	2012
REVENUE:
Managed-only	$19,984	$36,421

	19,984	36,421

EXPENSES:
Managed-only	22,529	35,994
Depreciation and amortization	799	870
Asset impairments	2,637	—

	25,965	36,864

OPERATING LOSS	(5,981)	(443)
Other (expense) income	(17)	96

LOSS BEFORE INCOME TAXES	(5,998)	(347)
Income tax benefit	2,241	142

LOSS FROM DISCONTINUED OPERATIONS, NET OF TAXES	$(3,757)	$(205)

There were no assets and $0.1 million of accounts payable and accrued expenses associated with discontinued operations as of December 31, 2014. There were $15,000 of current assets and $0.9 million of accounts payable and accrued expenses associated with discontinued operations as of December 31, 2013.

13.	STOCKHOLDERS’ EQUITY

Dividends on Common Stock

The tax characterization of dividends per share on common shares as reported to shareholders was as follows for the years ended December 31, 2014, 2013, and 2012:

Declaration Date	Record Date	Payable Date	Ordinary Income		Return of Capital		Total Per Share
May 11, 2012	June 8, 2012	June 22, 2012	0.20	(1)	—		$0.20
August 20, 2012	September 14, 2012	September 28, 2012	0.20	(1)	—		$0.20
November 6, 2012	November 30, 2012	December 14, 2012	0.20	(1)	—		$0.20
February 22, 2013	April 3, 2013	April 15, 2013	0.346119		0.183881		$0.53
May 16, 2013	July 3, 2013	July 15, 2013	0.313466		0.166534		$0.48
August 16, 2013	October 2, 2013	October 15, 2013	0.313466		0.166534		$0.48
December 12, 2013	January 2, 2014	January 15, 2014	0.48	(2)	—		$0.48
February 20, 2014	April 2, 2014	April 15, 2014	0.51	(3)	—		$0.51
May 15, 2014	July 2, 2014	July 15, 2014	0.51	(3)	—		$0.51
August 14, 2014	October 2, 2014	October 15, 2014	0.51	(3)	—		$0.51
December 11, 2014	January 2, 2015	January 15, 2015	—	(4)	—	(4)	$0.51

(1)	The amount constitutes a “Qualified Dividend”, as defined by the IRS.
(2)	$0.072069 of this amount constitutes a “Qualified Dividend”, as defined by the IRS.
(3)	$0.076573 of this amount constitutes a “Qualified Dividend”, as defined by the IRS.
(4)	Taxable in 2015.

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

Common Stock

Restricted shares. During 2014, CCA issued approximately 548,000 shares of restricted common stock units (“RSUs”) to certain of CCA’s employees and non-employee directors, with an aggregate value of $17.8 million, including 478,000 RSUs to employees and non-employee directors whose compensation is charged to general and administrative expense and 70,000 RSUs to employees whose compensation is charged to operating expense. During 2013, CCA issued approximately 423,000 shares of restricted common stock and RSUs to certain of its employees and non-employee directors, with an aggregate value of $15.6 million, including 378,000 restricted shares or RSUs to employees and non-employee directors whose compensation is charged to general and administrative expense and 45,000 restricted shares to employees whose compensation is charged to operating expense.

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

Nonvested restricted common stock transactions as of December 31, 2014 and for the year then ended are summarized below (in thousands, except per share amounts).

	Shares of restricted common stock and RSUs	Weighted average grant date fair value
Nonvested at December 31, 2013	812	$32.81
Granted	548	$32.40
Cancelled	(31)	$32.31
Vested	(309)	$31.73

Nonvested at December 31, 2014	1,020	$32.93

During 2014, 2013, and 2012, CCA expensed $12.1 million ($1.4 million of which was recorded in operating expenses and $10.7 million of which was recorded in general and administrative expenses), $9.8 million ($1.2 million of which was recorded in operating expenses and $8.6 million of which was recorded in general and administrative expenses), and $7.6 million ($1.2 million of which was recorded in operating expenses and $6.4 million of which was recorded in general and administrative expenses), net of forfeitures, relating to the restricted common stock and RSUs, respectively. As of December 31, 2014, CCA had $16.6 million of total unrecognized compensation cost related to restricted common stock and RSUs that is expected to be recognized over a remaining weighted-average period of 1.8 years. The total fair value of restricted common stock and RSUs that vested during 2014, 2013, and 2012 was $9.8 million, $10.5 million, and $5.4 million, respectively.

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

In 2014 and 2013, CCA elected not to issue stock options to its non-employee directors, officers, and executive officers as it had in the past and instead elected to issue all of its equity compensation in the form of restricted common stock and RSUs as previously described herein. During 2014, 2013, and 2012, CCA expensed $1.9 million, $3.1 million, and $4.7 million, respectively, net of estimated forfeitures relating to its outstanding stock options, all of which was charged to general and administrative expenses.

Stock option transactions relating to CCA’s non-qualified stock option plans are summarized below (in thousands, except exercise prices):

	No. of options	Weighted- Average Exercise Price of options	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2013	2,602	$19.31
Granted	—	—
Exercised	(712)	17.47
Cancelled	(6)	22.34

Outstanding at December 31, 2014	1,884	$20.00	5.0	$30,792

Exercisable at December 31, 2014	1,602	$19.58	4.6	$26,841

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between CCA’s stock price as of December 31, 2014 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2014. This amount changes based on the fair market value of CCA’s stock. The total intrinsic value of options exercised during the years ended December 31, 2014, 2013, and 2012 was $12.3 million, $36.9 million, and $5.5 million, respectively.

The weighted average fair value of options granted during 2012 was $7.50 per option based on the estimated fair value using the Black-Scholes option-pricing model. The fair value of the 2012 option grant was estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

2012
Expected dividend yield	3.0%
Expected stock price volatility	42.2%
Risk-free interest rate	1.0%
Expected life of options	5 years

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

Nonvested stock option transactions relating to CCA’s non-qualified stock option plans as of December 31, 2014 and changes during the year ended December 31, 2014 are summarized below (in thousands, except grant date fair values):

	Number of options	Weighted average grant date fair value
Nonvested at December 31, 2013	679	$6.88
Granted	—	$—
Cancelled	—	$—
Vested	(397)	$7.04

Nonvested at December 31, 2014	282	$6.66

As of December 31, 2014, CCA had $0.8 million of total unrecognized compensation cost related to stock options that is expected to be recognized over a remaining weighted-average period of 0.9 years.

At CCA’s 2011 annual meeting of stockholders held in May 2011, CCA’s stockholders approved an amendment to the 2008 Stock Incentive Plan that increased the authorized limit on issuance of new awards to an aggregate of up to 18.0 million shares. In addition, during the 2003 annual meeting the stockholders approved the adoption of CCA’s Non-Employee Directors’ Compensation Plan, authorizing CCA to issue up to 225,000 shares of common stock pursuant to the plan. As of December 31, 2014, CCA had 11.2 million shares available for issuance under the Amended and Restated 2008 Stock Incentive Plan and 0.2 million shares available for issuance under the Non-Employee Directors’ Compensation Plan.

14.	EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the year. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. For CCA, diluted earnings per share is computed by dividing net income by the weighted average number of common shares after considering the additional dilution related to restricted share grants and stock options.

A reconciliation of the numerator and denominator of the basic earnings per share computation to the numerator and denominator of the diluted earnings per share computation is as follows (in thousands, except per share data):

	For the Years Ended December 31,
	2014	2013	2012
NUMERATOR
Basic:
Income from continuing operations	$195,022	$304,592	$156,966
Loss from discontinued operations, net of taxes	—	(3,757)	(205)

Net income	$195,022	$300,835	$156,761

Diluted:
Income from continuing operations	$195,022	$304,592	$156,966
Loss from discontinued operations, net of taxes	—	(3,757)	(205)

Diluted net income	$195,022	$300,835	$156,761

DENOMINATOR
Basic:
Weighted average common shares outstanding	116,109	109,617	99,545

Diluted:
Weighted average common shares outstanding	116,109	109,617	99,545
Effect of dilutive securities:
Stock options	895	1,279	864
Restricted stock-based compensation	308	354	214

Weighted average shares and assumed conversions	117,312	111,250	100,623

BASIC EARNINGS PER SHARE:
Income from continuing operations	$1.68	$2.77	$1.58
Loss from discontinued operations, net of taxes	—	(0.03)	—

Net income	$1.68	$2.74	$1.58

DILUTED EARNINGS PER SHARE:
Income from continuing operations	$1.66	$2.73	$1.56
Loss from discontinued operations, net of taxes	—	(0.03)	—

Net income	$1.66	$2.70	$1.56

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

Approximately 12,000, 15,000, and 0.7 million stock options were excluded from the computations of diluted earnings per share for the years ended December 31, 2014, 2013, and 2012, respectively, because they were anti-dilutive.

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

In connection with the issuance of the revenue bonds, CCA is obligated, under a debt service deficit agreement, to pay the trustee of the bond’s trust indenture (the “Trustee”) amounts necessary to pay any debt service deficits consisting of principal and interest requirements (outstanding principal balance of $18.6 million at December 31, 2014 plus future interest payments). In the event the state of Tennessee, which is currently utilizing the facility to house certain inmates, exercises its option to purchase the correctional facility, CCA is also obligated to pay the difference between principal and interest owed on the bonds on the date set for the redemption of the bonds and amounts paid by the state of Tennessee for the facility plus all other funds on deposit with the Trustee and available for redemption of the bonds. Ownership of the facility reverts to the state of Tennessee in 2017 at no cost. Therefore, CCA does not currently believe the state of Tennessee will exercise its option to purchase the facility. At December 31, 2014, the outstanding principal balance of the bonds exceeded the purchase price option by $7.3 million.

Retirement Plan

All employees of CCA are eligible to participate in the Corrections Corporation of America 401(k) Savings and Retirement Plan (the “Plan”) upon reaching age 18 and completing one year of qualified service. Eligible employees may contribute up to 90% of their eligible compensation, subject to IRS limitations. For the years ended December 31, 2014, 2013, and 2012, CCA provided a discretionary matching contribution equal to 100% of the employee’s contributions up to 5% of the employee’s eligible compensation to employees with at least one thousand hours of employment in the plan year. Prior to January 1, 2012, employer contributions were made to those who were employed by CCA on the last day of the plan year, and investment earnings or losses thereon become vested 20% after two years of service, 40% after three years of service, 80% after four years of service, and 100% after five or more years of service. Effective January 1, 2012, the Plan adopted a safe harbor provision that provides, among other changes, future employer matching contributions to be paid into the Plan each pay period and vest immediately.

During the years ended December 31, 2014, 2013, and 2012, CCA’s discretionary contributions to the Plan, net of forfeitures, were $11.1 million, $11.8 million, and $11.1 million, respectively.

Deferred Compensation Plans

During 2002, the compensation committee of the board of directors approved CCA’s adoption of two non-qualified deferred compensation plans (the “Deferred Compensation Plans”) for non-employee directors and for certain senior executives. The Deferred Compensation Plans are unfunded plans maintained for the purpose of providing CCA’s directors and certain of its senior executives the opportunity to defer a portion of their compensation. Under the terms of the Deferred Compensation Plans, certain senior executives may elect to contribute on a pre-tax basis up to 50% of their base salary and up to 100% of their cash bonus, and non-employee directors may elect to contribute on a pre-tax basis up to 100% of their director retainer and meeting fees. During the years ended December 31, 2014, 2013, and 2012, CCA matched 100% of employee contributions up to 5% of total cash compensation. CCA also contributes a fixed rate of return on balances in the Deferred Compensation Plans, determined at the beginning of each plan year. Vesting provisions for matching contributions and investment earnings thereon conform to the vesting provisions of CCA’s 401(k) Plan. However, CCA did not change the vesting provisions to conform with the 401(k) Plan effective January 1, 2012. Distributions are generally payable no earlier than five years subsequent to the date an individual becomes a participant in the Plan, or upon termination of employment (or the date a director ceases to serve as a director of CCA), at the election of the participant. Distributions to senior executives must commence on or before the later of 60 days after the participant’s separation from service or the fifteenth day of the month following the month the individual attains age 65.

During 2014, 2013, and 2012, CCA provided a fixed return of 5.6%, 5.6%, and 5.9% to participants in the Deferred Compensation Plans, respectively. CCA has purchased life insurance policies on the lives of certain employees of CCA, which are intended to fund distributions from the Deferred Compensation Plans. CCA is the sole beneficiary of such policies. At the inception of the Deferred Compensation Plans, CCA established an irrevocable Rabbi Trust to secure the plans’ obligations. However, assets in the Deferred Compensation Plans are subject to creditor claims in the event of bankruptcy. During 2014, 2013, and 2012, CCA recorded $0.2 million, $0.2 million, and $0.5 million, respectively, of matching contributions as general and administrative expense associated with the Deferred Compensation Plans. Assets in the Rabbi Trust were $17.9 million and $15.8 million as of December 31, 2014 and 2013, respectively. As of December 31, 2014 and 2013, CCA’s liability related to the Deferred Compensation Plans was $15.7 million and $16.4 million, respectively, which was reflected in accounts payable and accrued expenses and other liabilities in the accompanying balance sheets.

Employment and Severance Agreements

CCA currently has employment agreements with several of its executive officers, which provide for the payment of certain severance amounts upon termination of employment under certain circumstances or a change of control, as defined in the agreements.

16.	SEGMENT REPORTING

As of December 31, 2014, CCA owned and managed 49 correctional and detention facilities, and managed 12 correctional and detention facilities it did not own. In addition, CCA owned three facilities that it leased to third-party operators. Management views CCA’s operating results in one operating segment. However, the Company has chosen to report financial performance segregated for (1) owned and managed correctional and detention facilities and (2) managed-only correctional and detention facilities as the Company believes this information is useful to users of the financial statements. Owned and managed facilities include the operating results of those facilities placed into service that were owned or controlled via a long-term lease and managed by CCA. Managed-only facilities include the operating results of those facilities owned by a third party and managed by CCA. The operating performance of the owned and managed and the managed-only correctional and detention facilities can be measured based on their net operating income. CCA defines facility net operating income as a facility’s operating income or loss from operations before interest, taxes, asset impairments, depreciation, and amortization.

The revenue and net operating income for the owned and managed and the managed-only facilities and a reconciliation to CCA’s operating income is as follows for the three years ended December 31, 2014, 2013, and 2012 (in thousands):

	For the Years Ended December 31,
	2014	2013	2012
Revenue:
Owned and managed	$1,379,986	$1,386,355	$1,418,783
Managed-only	232,685	301,454	299,599

Total management revenue	1,612,671	1,687,809	1,718,382

Operating expenses:
Owned and managed	928,857	941,638	935,680
Managed-only	207,355	261,903	263,678

Total operating expenses	1,136,212	1,203,541	1,199,358

Facility net operating income
Owned and managed	451,129	444,717	483,103
Managed-only	25,330	39,551	35,921

Total facility net operating income	476,459	484,268	519,024

Other revenue (expense):
Rental and other revenue	34,196	6,488	5,275
Other operating expense	(19,923)	(16,810)	(17,693)
General and administrative expense	(106,429)	(103,590)	(88,935)
Depreciation and amortization	(113,925)	(112,692)	(113,063)
Asset impairments	(30,082)	(6,513)	—

Operating income	$240,296	$251,151	$304,608

The following table summarizes capital expenditures for the years ended December 31, 2014, 2013, and 2012 (in thousands):

	For the Years Ended December 31,
	2014	2013	2012
Capital expenditures:
Owned and managed	$246,333	$96,975	$55,222
Managed-only	3,171	3,719	3,507
Corporate and other	13,056	10,852	17,685
Discontinued operations	—	72	532

Total capital expenditures	$262,560	$111,618	$76,946

The total assets are as follows (in thousands):

	December 31,
	2014	2013
Assets:
Owned and managed	$2,745,905	$2,715,719
Managed-only	68,146	81,551
Corporate and other	313,140	210,140
Discontinued operations	—	15

Total assets	$3,127,191	$3,007,425

17.	SUBSEQUENT EVENTS

During February 2015, CCA issued approximately 0.4 million RSUs to certain of CCA’s employees and non-employee directors, with an aggregate value of $16.9 million. Unless earlier vested under the terms of the RSU agreement, approximately 0.3 million RSUs were issued to officers and executive officers and are subject to vesting over a three-year period based upon satisfaction of certain annual performance criteria for the fiscal years ending December 31, 2015, 2016, and 2017. Approximately 0.1 million RSUs issued to other employees “cliff” vest on the third anniversary of the award. Shares of RSUs issued to non-employee directors vest on the first anniversary of the award. Any RSUs that become vested will be settled in shares of CCA’s common stock.

On February 20, 2015, the Company’s Board of Directors declared a quarterly dividend of $0.54 per common share payable April 15, 2015 to shareholders of record on April 2, 2015.

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

CONDENSED CONSOLIDATING BALANCE SHEET

As of December 31, 2014

(in thousands)

ASSETS	Parent	Combined Subsidiary Guarantors	Consolidating Adjustments and Other	Total Consolidated Amounts
Cash and cash equivalents	$12,337	$62,056	$—	$74,393
Accounts receivable, net of allowance	167,626	178,911	(97,949)	248,588
Current deferred tax assets	—	13,241	(12)	13,229
Prepaid expenses and other current assets	17,060	34,705	(21,990)	29,775

Total current assets	197,023	288,913	(119,951)	365,985
Property and equipment, net	2,459,053	199,575	—	2,658,628

Restricted cash	1,267	1,591	—	2,858
Investment in direct financing lease	3,223	—	—	3,223
Goodwill	—	16,110	—	16,110
Non-current deferred tax assets	—	2,778	(477)	2,301
Other assets	241,690	47,046	(210,650)	78,086

Total assets	$2,902,256	$556,013	$(331,078)	$3,127,191

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued expenses	$218,403	$205,213	$(106,050)	$317,566
Income taxes payable	195	1,173	—	1,368
Current deferred tax liabilities	13	—	(13)	—
Note payable to an affiliate	—	13,854	(13,854)	—
Current liabilities of discontinued operations	—	54	—	54

Total current liabilities	218,611	220,294	(119,917)	318,988

Long-term debt	1,200,000	115,000	(115,000)	1,200,000
Non-current deferred tax liabilities	477	—	(477)	—
Other liabilities	1,668	125,035	—	126,703

Total liabilities	1,420,756	460,329	(235,394)	1,645,691

Total stockholders’ equity	1,481,500	95,684	(95,684)	1,481,500

Total liabilities and stockholders’ equity	$2,902,256	$556,013	$(331,078)	$3,127,191

CONDENSED CONSOLIDATING BALANCE SHEET

As of December 31, 2013

(in thousands)

ASSETS	Parent	Combined Subsidiary Guarantors	Consolidating Adjustments and Other	Total Consolidated Amounts
Cash and cash equivalents	$31,647	$46,262	$—	$77,909
Accounts receivable, net of allowance	203,018	178,894	(136,955)	244,957
Current deferred tax assets	2	9,239	—	9,241
Prepaid expenses and other current assets	7,580	22,856	(9,824)	20,612
Current assets of discontinued operations	—	15	—	15

Total current assets	242,247	257,266	(146,779)	352,734
Property and equipment, net	2,450,028	96,585	—	2,546,613

Restricted cash	1,016	4,573	—	5,589
Investment in direct financing lease	5,473	—	—	5,473
Goodwill	—	16,110	—	16,110
Non-current deferred tax assets	—	3,633	(555)	3,078
Other assets	245,028	45,149	(212,349)	77,828

Total assets	$2,943,792	$423,316	$(359,683)	$3,007,425

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued expenses	$234,277	$164,745	$(146,745)	$252,277
Income taxes payable	—	1,243	—	1,243
Current liabilities of discontinued operations	—	886	—	886

Total current liabilities	234,277	166,874	(146,745)	254,406

Long-term debt	1,205,000	115,000	(115,000)	1,205,000
Non-current deferred tax liabilities	555	—	(555)	—
Other liabilities	1,453	44,059	—	45,512

Total liabilities	1,441,285	325,933	(262,300)	1,504,918

Total stockholders’ equity	1,502,507	97,383	(97,383)	1,502,507

Total liabilities and stockholders’ equity	$2,943,792	$423,316	$(359,683)	$3,007,425

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the year ended December 31, 2014

(in thousands)

	Parent	Combined Subsidiary Guarantors	Consolidating Adjustments and Other	Total Consolidated Amounts
REVENUES	$1,250,199	$1,268,654	$(871,986)	$1,646,867

EXPENSES:
Operating	896,470	1,131,651	(871,986)	1,156,135
General and administrative	33,508	72,921	—	106,429
Depreciation and amortization	80,820	33,105	—	113,925
Asset impairments	29,915	167	—	30,082

	1,040,713	1,237,844	(871,986)	1,406,571

OPERATING INCOME	209,486	30,810	—	240,296

OTHER (INCOME) EXPENSE:
Interest expense, net	35,138	4,397	—	39,535
Other (income) expense	302	(786)	(720)	(1,204)

	35,440	3,611	(720)	38,331

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	174,046	27,199	720	201,965
Income tax expense	(552)	(6,391)	—	(6,943)

INCOME FROM CONTINUING OPERATIONS	173,494	20,808	720	195,022
Income from equity in subsidiaries	21,528	—	(21,528)	—

NET INCOME	$195,022	$20,808	$(20,808)	$195,022

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the year ended December 31, 2013

(in thousands)

	Parent	Combined Subsidiary Guarantors	Consolidating Adjustments and Other	Total Consolidated Amounts
REVENUES	$1,268,763	$1,351,695	$(926,161)	$1,694,297

EXPENSES:
Operating	945,750	1,200,762	(926,161)	1,220,351
General and administrative	31,290	72,300	—	103,590
Depreciation and amortization	76,112	36,580	—	112,692
Asset impairments	—	6,513	—	6,513

	1,053,152	1,316,155	(926,161)	1,443,146

OPERATING INCOME	215,611	35,540	—	251,151

OTHER (INCOME) EXPENSE:
Interest expense, net	38,319	6,807	—	45,126
Expenses associated with debt refinancing transactions	28,563	7,965	—	36,528
Other (income) expense	(45)	23	(78)	(100)

	66,837	14,795	(78)	81,554

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	148,774	20,745	78	169,597
Income tax benefit (expense)	143,590	(8,595)	—	134,995

INCOME FROM CONTINUING OPERATIONS	292,364	12,150	78	304,592
Income from equity in subsidiaries	8,471	—	(8,471)	—
Loss from discontinued operations, net of taxes	—	(3,757)	—	(3,757)

NET INCOME	$300,835	$8,393	$(8,393)	$300,835

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the year ended December 31, 2012

(in thousands)

	Parent	Combined Subsidiary Guarantors	Consolidating Adjustments and Other	Total Consolidated Amounts
REVENUES	$1,411,277	$329,971	$(17,591)	$1,723,657

EXPENSES:
Operating	943,803	290,839	(17,591)	1,217,051
General and administrative	70,792	18,143	—	88,935
Depreciation and amortization	74,452	38,611	—	113,063

	1,089,047	347,593	(17,591)	1,419,049

OPERATING INCOME (LOSS)	322,230	(17,622)	—	304,608

OTHER (INCOME) EXPENSE:
Interest expense, net	57,174	1,189	—	58,363
Expenses associated with debt refinancing transactions	2,099	—	—	2,099
Other (income) expense	16	(26)	(323)	(333)

	59,289	1,163	(323)	60,129

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	262,941	(18,785)	323	244,479
Income tax benefit (expense)	(93,870)	6,357	—	(87,513)

INCOME (LOSS) FROM CONTINUING OPERATIONS	169,071	(12,428)	323	156,966
Loss from equity in subsidiaries	(12,310)	—	12,310	—
Loss from discontinued operations, net of taxes	—	(205)	—	(205)

NET INCOME (LOSS)	$156,761	$(12,633)	$12,633	$156,761

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the year ended December 31, 2014

(in thousands)

	Parent	Combined Subsidiary Guarantors	Consolidating Adjustments And Other	Total Consolidated Amounts
Net cash provided by operating activities	$296,087	$127,494	$—	$423,581
Net cash used in investing activities	(73,404)	(102,337)	(21,146)	(196,887)
Net cash used in financing activities	(241,993)	(9,373)	21,146	(230,220)

Net (decrease) increase in cash and cash equivalents	(19,310)	15,784	—	(3,526)
CASH AND CASH EQUIVALENTS, beginning of year	31,647	46,272	—	77,919

CASH AND CASH EQUIVALENTS, end of year	$12,337	$62,056	$—	$74,393

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the year ended December 31, 2013

(in thousands)

	Parent	Combined Subsidiary Guarantors	Consolidating Adjustments And Other	Total Consolidated Amounts
Net cash provided by operating activities	$211,247	$158,257	$—	$369,504
Net cash used in investing activities	(83,895)	(56,617)	15,000	(125,512)
Net cash used in financing activities	(95,705)	(118,265)	(15,000)	(228,970)

Net increase (decrease) in cash and cash equivalents	31,647	(16,625)	—	15,022
CASH AND CASH EQUIVALENTS, beginning of year	—	62,897	—	62,897

CASH AND CASH EQUIVALENTS, end of year	$31,647	$46,272	$—	$77,919

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the year ended December 31, 2012

(in thousands)

	Parent	Combined Subsidiary Guarantors	Consolidating Adjustments And Other	Total Consolidated Amounts
Net cash provided by operating activities	$260,602	$22,654	$—	$283,256
Net cash used in investing activities	(42,378)	(37,542)	—	(79,920)
Net cash used in financing activities	(218,224)	21,953	—	(196,271)

Net increase in cash and cash equivalents	—	7,065	—	7,065
CASH AND CASH EQUIVALENTS, beginning of year	—	55,832	—	55,832

CASH AND CASH EQUIVALENTS, end of year	$—	$62,897	$—	$62,897

19.	SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Selected quarterly financial information for each of the quarters in the years ended December 31, 2014 and 2013 is as follows (in thousands, except per share data):

	March 31, 2014		June 30, 2014		September 30, 2014	December 31, 2014
Revenue	$404,222		$410,694		$408,474	$423,477
Operating income	63,066		65,535		69,850	41,845	(1)
Net income	51,738		55,732		57,546	30,006	(1)

Basic earnings per share:
Net income	$0.45		$0.48		$0.50	$0.26	(1)

Diluted earnings per share:
Net income	$0.44		$0.48		$0.49	$0.25	(1)

	March 31, 2013		June 30, 2013		September 30, 2013	December 31, 2013
Revenue	$416,723		$425,005		$421,466	$431,103
Operating income	59,892		67,969		67,271	56,019
Loss from discontinued operations, net of taxes	(355)		(2,739)		(663)	—
Net income	181,092	(2)	20,429	(3)	51,843	47,471

Basic earnings per share:
Net income	$1.81	(2)	$0.19	(3)	$0.45	$0.41

Diluted earnings per share:
Net income	$1.78	(2)	$0.19	(3)	$0.44	$0.41

(1)	The earnings amounts in the fourth quarter of 2014 were unfavorably impacted by $27.8 million of non-cash impairments recorded to write down the book values of two of CCA’s non-core facilities to the estimated fair values, as discussed in Note 5.
(2)	The earnings amounts in the first quarter of 2013 were favorably impacted by the net tax benefit resulting from the revaluation of certain deferred tax assets and liabilities associated with the REIT conversion effective January 1, 2013.
(3)	The earnings amounts in the second quarter of 2013 were negatively impacted by $36.3 million of expenses associated with debt refinancing transactions.

CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES

SCHEDULE III – REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2014

(in thousands)

Description	Location	Initial Cost to Company		Cost Capitalized Subsequent to Acquisition	Gross Amount at Which Carried at Close of Period			Accumulated Depreciation (A)	Date Constructed/ Acquired
		Land	Buildings and Improvements		Land and Land Improvements	Buildings and Leasehold Improvements	Total
Adams County Correctional Center	Adams County, Mississippi	$874	$119,565	$2,783	$1,075	$122,147	$123,222	$(15,038)	2008
Bent County Correctional Facility	Las Animas, Colorado	550	13,115	66,495	1,212	78,948	80,160	(18,267)	1992
Bridgeport Pre-Parole Transfer Facility	Bridgeport, Texas	70	291	588	209	740	949	(473)	1995
CAI – Boston Avenue	San Diego, California	800	11,440	25	830	11,435	12,265	(548)	2013
California City Correctional Center	California City, California	1,785	125,337	4,357	2,484	128,995	131,479	(39,548)	1999
Central Arizona Detention Center	Florence, Arizona	1,298	57,857	30,571	2,767	86,959	89,726	(28,569)	1994
Cibola County Corrections Center	Milan, New Mexico	444	16,215	29,130	1,319	44,470	45,789	(14,953)	1994
Cimarron Correctional Facility	Cushing, Oklahoma	250	71,303	42,349	570	113,332	113,902	(28,887)	1997
Coffee Correctional Facility	Nicholls, Georgia	194	28,361	44,911	853	72,613	73,466	(17,302)	1998
Crossroads Correctional Center	Shelby, Montana	413	33,196	6,700	867	39,442	40,309	(27,785)	1999
Crowley County Correctional Facility	Olney Springs, Colorado	211	46,845	27,133	1,890	72,299	74,189	(17,856)	2003
Davis Correctional Facility	Holdenville, Oklahoma	250	66,701	40,096	872	106,175	107,047	(27,380)	1996
D.C. Correctional Treatment Facility	Washington, D.C.	—	—	5,998	71	5,927	5,998	(3,777)	1997
Diamondback Correctional Facility	Watonga, Oklahoma	208	41,677	22,544	567	63,862	64,429	(19,949)	1998
Eden Detention Facility	Eden, Texas	925	27,645	33,050	5,279	56,341	61,620	(17,707)	1995
Eloy Detention Center	Eloy, Arizona	498	33,308	14,047	1,851	46,002	47,853	(14,703)	1995
Florence County Detention Center	Florence, Arizona	—	75,674	9,022	719	83,977	84,696	(25,169)	1999
Houston Processing Center	Houston, Texas	2,250	53,373	36,625	3,143	89,105	92,248	(26,921)	1984
Huerfano County Correctional Center	Walsenburg, Colorado	124	26,358	4,095	984	29,593	30,577	(11,544)	1997
Jenkins County Correctional Center	Millen, Georgia	208	48,158	37	237	48,166	48,403	(2,738)	2012
Kit Carson Correctional Center	Burlington, Colorado	432	35,980	42,563	863	78,112	78,975	(17,602)	1998
Lake Erie Correctional Institution	Conneaut, Ohio	2,871	69,779	2,166	3,669	71,147	74,816	(4,370)	2011
La Palma Correctional Center	Eloy, Arizona	283	183,155	11,974	470	194,942	195,412	(26,757)	2008
Laredo Processing Center	Laredo, Texas	788	26,737	1,968	929	28,564	29,493	(9,647)	1985
Leavenworth U.S.M. Detention Center	Leavenworth, Kansas	130	44,970	42,167	464	86,803	87,267	(23,115)	1992
Lee Adjustment Center	Beattyville, Kentucky	500	515	16,087	1,214	15,888	17,102	(5,736)	1998
Leo Chesney Correctional Center	Live Oak, California	250	4,774	1,577	250	6,351	6,601	(2,418)	1989
Marion Adjustment Center	St. Mary, Kentucky	250	9,994	8,277	915	17,606	18,521	(5,543)	1998

Description	Location	Initial Cost to Company		Cost Capitalized Subsequent to Acquisition	Gross Amount at Which Carried at Close of Period				Accumulated Depreciation (A)	Date Constructed/ Acquired
		Land	Buildings and Improvements		Land and Land Improvements	Buildings and Leasehold Improvements	Total
McRae County Georgia Prison	McRae, Georgia	462	60,396	17,295	954	77,199	78,153		(15,956)	2000
Mineral Wells Pre-Parole Transfer Facility	Mineral Wells, Texas	176	22,589	4,877	100	—	100	(B)	—	1995
Nevada Southern Detention Center	Pahrump, Nevada	7,548	64,362	9,238	8,330	72,818	81,148		(7,485)	2010
New Mexico Women’s Correctional Facility	Grants, New Mexico	142	15,888	13,770	807	28,993	29,800		(10,638)	1989
North Fork Correctional Facility	Sayre, Oklahoma	—	42,166	58,453	291	100,328	100,619		(24,076)	1998
Northeast Ohio Correctional Center	Youngstown, Ohio	750	39,583	7,803	1,675	46,461	48,136		(15,613)	1997
Otter Creek Adjustment Center	Wheelwright, Kentucky	500	24,487	11,319	1,447	34,859	36,306		(12,217)	1998
Prairie Correctional Facility	Appleton, Minnesota	100	22,306	8,307	1,065	29,648	30,713		(11,966)	1991
Queensgate Correctional Facility	Cincinnati, Ohio	750	15,221	1,586	340	498	838	(B)	—	1998
Red Rock Correctional Center	Eloy, Arizona	10	78,456	20,106	255	98,317	98,572		(16,447)	2006
Saguaro Correctional Center	Eloy, Arizona	193	98,903	316	385	99,027	99,412		(15,174)	2007
San Diego Correctional Facility	San Diego, California	28,845	92,458	10,325	37,148	94,480	131,628		(89,758)	1999
Shelby Training Center	Memphis, Tennessee	150	6,393	3,076	275	9,344	9,619		(9,263)	1986
Stewart Detention Center	Lumpkin, Georgia	143	70,560	9,192	716	79,179	79,895		(15,177)	2004
Tallahatchie County Correctional Facility	Tutwiler, Mississippi	—	44,638	94,046	1,536	137,148	138,684		(34,949)	2000
T. Don Hutto Correctional Center	Taylor, Texas	183	13,418	4,018	591	17,028	17,619		(6,118)	1997
Torrance County Detention Facility	Estancia, New Mexico	511	52,599	7,392	1,704	58,798	60,502		(19,667)	1990
Webb County Detention Center	Laredo, Texas	498	20,160	5,792	2,101	24,349	26,450		(8,570)	1998
West Tennessee Detention Facility	Mason, Tennessee	538	31,931	5,605	2,008	36,066	38,074		(13,405)	1990
Wheeler Correctional Facility	Alamo, Georgia	117	30,781	41,426	423	71,901	72,324		(17,155)	1998
Whiteville Correctional Facility	Whiteville, Tennessee	303	51,694	3,991	1,571	54,417	55,988		(18,044)	1998

Totals		$58,775	$2,171,312	$885,268	$100,295	$2,970,799	$3,071,094		$(815,980)

NOTES TO SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION

(A)	Depreciation is calculated using estimated useful lives of depreciable assets up to 50 years for prison facilities.
(B)	CCA recorded non-cash impairments during the fourth quarter of 2014 to write down the book values of the Queensgate and Mineral Wells facilities to the estimated fair values assuming asset sales for uses other than correctional facilities.

CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES

SCHEDULE III – REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION

FOR THE YEARS ENDED DECEMBER 31, 2014, 2013, AND 2012

(in thousands)

	For the Years Ended December 31,
	2014	2013	2012
Investment in Real Estate:
Balance at beginning of period	$3,078,902	$3,049,672	$2,972,528
Additions through capital expenditures	45,929	30,376	77,233
Sale of real estate for cash	(4,368)	(554)	(81)
Asset impairments	(49,247)	—	—
Reclassifications and other	(122)	(592)	(8)

Balance at end of period	$3,071,094	$3,078,902	$3,049,672

Accumulated Depreciation:
Balance at beginning of period	$(755,761)	$(680,965)	$(607,771)
Depreciation	(79,745)	(75,069)	(73,260)
Disposals	118	273	66
Asset impairments	19,408	—	—

Balance at end of period	$(815,980)	$(755,761)	$(680,965)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CORRECTIONS CORPORATION OF AMERICA

Date: February 25, 2015	By:	/s/ Damon T. Hininger
Damon T. Hininger, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed by the following persons on behalf of the registrant and in the capabilities and on the dates indicated.

/s/ Damon T. Hininger	February 25, 2015
Damon T. Hininger, President and Chief Executive Officer (Principal Executive Officer and Director)

/s/ David M. Garfinkle	February 25, 2015
David M. Garfinkle, Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ John D. Ferguson	February 25, 2015
John D. Ferguson, Chairman of the Board of Directors

/s/ Donna M. Alvarado	February 25, 2015
Donna M. Alvarado, Director

/s/ John D. Correnti	February 25, 2015
John D. Correnti, Director

/s/ Robert J. Dennis	February 25, 2015
Robert J. Dennis, Director

/s/ Mark A. Emkes	February 25, 2015
Mark A. Emkes, Director

/s/ C. Michael Jacobi	February 25, 2015
C. Michael Jacobi, Director

/s/ Anne L. Mariucci	February 25, 2015
Anne L. Mariucci, Director

/s/ Thurgood Marshall, Jr.	February 25, 2015
Thurgood Marshall, Jr., Director

/s/ Charles L. Overby	February 25, 2015
Charles L. Overby, Director

/s/ John R. Prann, Jr.	February 25, 2015
John R. Prann, Jr., Director

/s/ Joseph V. Russell	February 25, 2015
Joseph V. Russell, Director

INDEX OF EXHIBITS

Exhibits marked with an * are filed herewith. Exhibits marked with ** are furnished herewith. Other exhibits have previously been filed with the Securities and Exchange Commission (the “Commission”) and are incorporated herein by reference.

Exhibit Number	Description of Exhibits

3.1	Articles of Amendment and Restatement of the Company (previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K (Commission File no. 001-16109), filed with the Commission on May 20, 2013 and incorporated herein by this reference).

3.2	Sixth Amended and Restated Bylaws of the Company (previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K (Commission File no. 001-16109), filed with the Commission on August 22, 2012 and incorporated herein by this reference).

4.1	Specimen of certificate representing shares of the Company’s Common Stock (previously filed as Exhibit 4.2 to the Company’s Annual Report on Form 10-K (Commission File no. 001-16109), filed with the Commission on March 22, 2002 and incorporated herein by this reference).

4.2	Indenture (2020 Notes), dated as of April 4, 2013, by and among the Company, certain of its subsidiaries, and U.S. Bank National Association, as Trustee (previously filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K (Commission File no. 001-16109), filed with the Commission on April 8, 2013 and incorporated herein by this reference).

4.3	Indenture (2023 Notes), dated as of April 4, 2013, by and among the Company, certain of its subsidiaries, and U.S. Bank National Association, as Trustee (previously filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K (Commission File no. 001-16109), filed with the Commission on April 8, 2013 and incorporated herein by this reference).

4.4	Form of 4.125% Senior Note due 2020 (incorporated by reference to Exhibit A to Exhibit 4.2 hereof).

4.5	Form of 4.625% Senior Note due 2023 (incorporated by reference to Exhibit A to Exhibit 4.3 hereof).

4.6	Supplemental Indenture (2020 Notes), dated as of September 4, 2013, by and among the Company, certain of its subsidiaries, and U.S. Bank National Association, as Trustee (previously filed as Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q (Commission File no. 001-16109), filed with the Commission on November 7, 2013 and incorporated herein by this reference).

Exhibit Number	Description of Exhibits

4.7	Supplemental Indenture (2023 Notes), dated as of September 4, 2013, by and among the Company, certain of its subsidiaries, and U.S. Bank National Association, as Trustee (previously filed as Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q (Commission File no. 001-16109), filed with the Commission on November 7, 2013 and incorporated herein by this reference).

10.1	Amended and Restated Credit Agreement, dated as of January 6, 2012, by and among the Company, as Borrower, certain lenders and Bank of America, N.A., as Administrative Agent and Wells Fargo Bank, National Association, as Syndication Agent for the lenders (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (Commission File no. 001-16109), filed with the Commission on January 10, 2012 and incorporated herein by this reference).

10.2	Amendment to the Amended and Restated Credit Agreement, dated as of March 22, 2013, by and among the Company, as Borrower, certain lenders and Bank of America, N.A., as Administrative Agent and Wells Fargo Bank, National Association, as Syndication Agent for the lenders (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (Commission File no. 001-16109), filed with the Commission on March 25, 2013 and incorporated herein by this reference).

10.3	The Company’s Amended and Restated 1997 Employee Share Incentive Plan (previously filed as Exhibit 10.15 to the Company’s Annual Report on Form 10-K (Commission File no. 001-16109), filed with the Commission on March 12, 2004 and incorporated herein by this reference).

10.4	Form of Non-qualified Stock Option Agreement for the Company’s Amended and Restated 1997 Employee Share Incentive Plan (previously filed as Exhibit 10.17 to the Company’s Annual Report on Form 10-K (Commission File no. 001-16109), filed with the Commission on March 7, 2005 and incorporated herein by this reference).

10.5	The Company’s Amended and Restated 2000 Stock Incentive Plan (previously filed as Exhibit 10.20 to the Company’s Annual Report on Form 10-K (Commission File no. 001-16109), filed with the Commission on March 12, 2004 and incorporated herein by this reference).

10.6	Amendment No. 1 to the Company’s Amended and Restated 2000 Stock Incentive Plan (previously filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (Commission File no. 001-16109), filed with the Commission on November 5, 2004 and incorporated herein by this reference).

Exhibit Number	Description of Exhibits

10.7	First Amendment to Amended and Restated 2000 Stock Incentive Plan of the Company (previously filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (Commission File no. 001-16109), filed with the Commission on August 7, 2008 and incorporated herein by this reference).

10.8	Second Amendment to Amended and Restated 2000 Stock Incentive Plan of the Company (previously filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K (Commission File no. 001-16109), filed with the Commission on August 18, 2009 and incorporated herein by this reference).

10.9	The Company’s Non-Employee Directors’ Compensation Plan (previously filed as Appendix C to the Company’s definitive Proxy Statement relating to its Annual Meeting of Stockholders (Commission File no. 001-16109), filed with the Commission on April 11, 2003 and incorporated herein by this reference).

10.10	Form of Employee Non-qualified Stock Option Agreement for the Company’s Amended and Restated 2000 Stock Incentive Plan (previously filed as Exhibit 10.15 to the Company’s Annual Report on Form 10-K (Commission File no. 001-16109), filed with the Commission on March 7, 2006 and incorporated herein by this reference).

10.11	Form of Director Non-qualified Stock Option Agreement for the Company’s Amended and Restated 2000 Stock Incentive Plan (previously filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (Commission File no. 001-16109), filed with the Commission on August 7, 2007 and incorporated herein by this reference).

10.12	Form of Restricted Stock Agreement for the Company’s Amended and Restated 2000 Stock Incentive Plan (previously filed as Exhibit 10.16 to the Company’s Annual Report on Form 10-K (Commission File no. 001-16109), filed with the Commission on March 7, 2006 and incorporated herein by this reference).

10.13	The Company’s 2008 Stock Incentive Plan (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (Commission File no. 001-16109), filed with the Commission on May 11, 2007 and incorporated herein by this reference).

10.14	Form of Executive Non-qualified Stock Option Agreement for the Company’s 2008 Stock Incentive Plan (previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K (Commission File no. 001-16109), filed with the Commission on February 21, 2008 and incorporated herein by this reference).

Exhibit Number	Description of Exhibits

10.15	Amended Form of Executive Non-qualified Stock Option Agreement for the Company’s 2008 Stock Incentive Plan (previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K (Commission File no. 001-16109), filed with the Commission on February 23, 2009 and incorporated herein by this reference).

10.16	Form of Director Non-qualified Stock Option Agreement for the Company’s 2008 Stock Incentive Plan (previously filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K (Commission File no. 001-16109), filed with the Commission on February 21, 2008 and incorporated herein by this reference).

10.17	Form of Restricted Stock Agreement for the Company’s 2008 Stock Incentive Plan (previously filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K (Commission File no. 001-16109), filed with the Commission on February 21, 2008 and incorporated herein by this reference).

10.18	Form of Executive Restricted Stock Unit Agreement for the Company’s 2008 Stock Incentive Plan (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (Commission File no. 001-16109), filed with the Commission on February 23, 2009 and incorporated herein by this reference).

10.19	The Company’s Amended and Restated 2008 Stock Incentive Plan (previously filed as Exhibit 10.1 of the Company’s Current Report on Form 8-K (Commission File no. 001-16109), filed with the Commission on May 17, 2011 and incorporated herein by this reference).

10.20	Form of Executive Restricted Stock Unit Award Agreement for the Company’s Amended and Restated 2008 Stock Incentive Plan (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (Commission File no. 001-16109), filed with the Commission on March 21, 2012 and incorporated herein by this reference).

10.21	Form of Director Restricted Stock Agreement for the Company’s Amended and Restated 2008 Stock Incentive Plan (previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K (Commission File no. 001-16109), filed with the Commission on May 17, 2011 and incorporated herein by this reference).

10.22	Form of Non-Employee Directors Restricted Stock Unit Award Agreement with deferral provisions for the Company’s Amended and Restated 2008 Stock Incentive Plan (previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K (Commission File no. 001-16109), filed with the Commission on March 21, 2012 and incorporated herein by this reference).

Exhibit Number	Description of Exhibits

10.23	Form of Non-Employee Directors Restricted Stock Unit Award Agreement for the Company’s Amended and Restated 2008 Stock Incentive Plan (previously filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K (Commission File no. 001-16109), filed with the Commission on March 21, 2012 and incorporated herein by this reference).

10.24	Form of Restricted Stock Unit Award Agreement for the Company’s Amended and Restated 2008 Stock Incentive Plan (Time-Vesting Form for Executive Officers) (previously filed as Exhibit 10.23 to the Company’s Annual Report on Form 10-K (Commission File no. 001-16109), filed with the Commission on February 27, 2013 and incorporated herein by this reference).

10.25	Amended and Restated Non-Employee Director Deferred Compensation Plan (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (Commission File no. 001-16109), filed with the Commission on August 16, 2007 and incorporated herein by this reference).

10.26	Amendment to the Amended and Restated Non-Employee Director Deferred Compensation Plan (previously filed as Exhibit 10.35 to the Company’s Annual Report on Form 10-K (Commission File no. 001-16109), filed with the Commission on February 24, 2010 and incorporated herein by this reference).

10.27	Amended and Restated Executive Deferred Compensation Plan (previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K (Commission File no. 001-16109), filed with the Commission on August 16, 2007 and incorporated herein by this reference).

10.28	Form of Indemnification Agreement (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (Commission File no. 001-16109), filed with the Commission on August 18, 2009 and incorporated herein by this reference).

10.29	Notice Letter from John D. Ferguson to the Company (previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K (Commission File no. 001-16109), filed with the Commission on August 18, 2009 and incorporated herein by this reference).

10.30	Letter Agreement, dated as of October 15, 2009, with John D. Ferguson (previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K (Commission File no. 001-16109), filed with the Commission on October 15, 2009 and incorporated herein by this reference).

Exhibit Number	Description of Exhibits

10.31	Transition Agreement, dated as of May 1, 2014, with Todd J Mullenger (previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K (Commission File no. 001-16109), filed with the Commission on April 15, 2014 and incorporated herein by this reference).

10.32*	Form of Executive Employment Agreement, effective as of January 1, 2015.

21.1*	Subsidiaries of the Company.

23.1*	Consent of Independent Registered Public Accounting Firm.

31.1*	Certification of the Company’s Chief Executive Officer pursuant to Securities and Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Company’s Chief Financial Officer pursuant to Securities and Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase