Form 10-Q
period 2015-03-31
CORRECTIONS CORP OF AMERICA
filed 2015-05-07
CIK 1070985

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: MARCH 31, 2015

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

Indicate the number of shares outstanding of each class of Common Stock as of May 1, 2015:

Shares of Common Stock, $0.01 par value per share: 117,023,243 shares outstanding.

CORRECTIONS CORPORATION OF AMERICA

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2015

PART I – FINANCIAL INFORMATION

ITEM 1. – FINANCIAL STATEMENTS.

CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED AND AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	March 31, 2015	December 31, 2014
ASSETS
Cash and cash equivalents	$74,022	$74,393
Restricted cash	2,254	—
Accounts receivable, net of allowance of $2,269 and $748, respectively	226,275	248,588
Current deferred tax assets	11,414	13,229
Prepaid expenses and other current assets	29,213	29,775

Total current assets	343,178	365,985
Property and equipment, net	2,720,082	2,658,628
Restricted cash	105	2,858
Investment in direct financing lease	2,617	3,223
Goodwill	15,155	16,110
Non-current deferred tax assets	3,479	2,301
Other assets	75,155	78,086

Total assets	$3,159,771	$3,127,191

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued expenses	$316,149	$317,566
Income taxes payable	659	1,368
Current liabilities of discontinued operations	—	54

Total current liabilities	316,808	318,988
Long-term debt	1,240,000	1,200,000
Deferred revenue	91,607	87,227
Other liabilities	37,740	39,476

Total liabilities	1,686,155	1,645,691

Commitments and contingencies
Preferred stock – $0.01 par value; 50,000 shares authorized; none issued and outstanding at March 31, 2015 and December 31, 2014, respectively	—	—
Common stock – $0.01 par value; 300,000 shares authorized; 117,000 and 116,764 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively	1,170	1,168
Additional paid-in capital	1,746,727	1,748,303
Accumulated deficit	(274,281)	(267,971)

Total stockholders’ equity	1,473,616	1,481,500

Total liabilities and stockholders’ equity	$3,159,771	$3,127,191

The accompanying notes are an integral part of these consolidated financial statements.

CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED AND AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	For the Three Months Ended March 31,
	2015	2014
REVENUES	$426,000	$404,222

EXPENSES:
Operating	300,662	287,380
General and administrative	26,872	25,392
Depreciation and amortization	28,685	28,384
Asset impairments	955	—

	357,174	341,156

OPERATING INCOME	68,826	63,066

OTHER (INCOME) EXPENSE:
Interest expense, net	10,190	10,348
Other income	(26)	(387)

	10,164	9,961

INCOME BEFORE INCOME TAXES	58,662	53,105
Income tax expense	(1,385)	(1,367)

NET INCOME	$57,277	$51,738

BASIC EARNINGS PER SHARE	$0.49	$0.45

DILUTED EARNINGS PER SHARE	$0.49	$0.44

REGULAR DIVIDENDS DECLARED PER SHARE	$0.54	$0.51

The accompanying notes are an integral part of these consolidated financial statements.

CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED AND AMOUNTS IN THOUSANDS)

	For the Three Months Ended March 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$57,277	$51,738
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	28,685	28,384
Asset impairments	955	—
Amortization of debt issuance costs and other non-cash interest	776	771
Deferred income taxes	637	(995)
Non-cash revenue and other income	(496)	(496)
Income tax benefit of equity compensation	(379)	(103)
Non-cash equity compensation	3,798	3,293
Other expenses and non-cash items	1,545	2,316
Changes in assets and liabilities, net:
Accounts receivable, prepaid expenses and other assets	22,930	7,610
Accounts payable, accrued expenses and other liabilities	1,788	(26,655)
Income taxes payable	(330)	719

Net cash provided by operating activities	117,186	66,582

CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for facility development and expansions	(63,366)	(18,507)
Expenditures for other capital improvements	(14,562)	(8,573)
Capitalized lease payments	(16,283)	—
Proceeds from sale of assets	45	192
Decrease (increase) in other assets	2,048	(314)
Payments received on direct financing lease and notes receivable	537	476

Net cash used in investing activities	(91,581)	(26,726)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of debt	70,000	35,000
Principal repayments of debt	(30,000)	(45,000)
Dividends paid	(61,136)	(56,267)
Income tax benefit of equity compensation	379	103
Purchase and retirement of common stock	(9,261)	(2,768)
Decrease in restricted cash for dividends	500	—
Proceeds from exercise of stock options	3,542	3,838

Net cash used in financing activities	(25,976)	(65,094)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(371)	(25,238)
CASH AND CASH EQUIVALENTS, beginning of period	74,393	77,919

CASH AND CASH EQUIVALENTS, end of period	$74,022	$52,681

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest (net of amounts capitalized of $1,196 and $435 in 2015 and 2014, respectively)	$2,099	$2,476

Income taxes paid	$1,167	$224

The accompanying notes are an integral part of these consolidated financial statements.

CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2015

(UNAUDITED AND AMOUNTS IN THOUSANDS)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Par Value
Balance as of December 31, 2014	116,764	$1,168	$1,748,303	$(267,971)	$1,481,500
Net income	—	—	—	57,277	57,277
Retirement of common stock	(230)	(2)	(9,259)	—	(9,261)
Regular dividends declared on common stock ($0.54 per share)	—	—	—	(63,621)	(63,621)
Restricted stock compensation, net of forfeitures	(3)	—	3,392	34	3,426
Income tax benefit of equity compensation	—	—	379	—	379
Stock option compensation expense, net of forfeitures	—	—	372	—	372
Restricted stock grants	293	3	—	—	3
Stock options exercised	176	1	3,540	—	3,541

Balance as of March 31, 2015	117,000	$1,170	$1,746,727	$(274,281)	$1,473,616

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

MARCH 31, 2015

1.	ORGANIZATION AND OPERATIONS

Corrections Corporation of America (together with its subsidiaries, the “Company” or “CCA”) is the nation’s largest owner of privatized correctional and detention facilities and one of the largest prison operators in the United States. As of March 31, 2015, CCA owned or controlled 50 correctional and detention facilities, and managed an additional 12 facilities owned by its government partners, with a total design capacity of approximately 81,500 beds in 19 states and the District of Columbia.

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

The accompanying unaudited interim consolidated financial statements have been prepared by the Company and, in the opinion of management, reflect all normal recurring adjustments necessary for a fair presentation of results for the unaudited interim periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted. The results of operations for the interim period are not necessarily indicative of the results to be obtained for the full fiscal year. Reference is made to the audited financial statements of CCA included in its Annual Report on Form 10-K as of and for the year ended December 31, 2014 filed with the Securities and Exchange Commission (the “SEC”) on February 25, 2015 (File No. 001-16109) (the “2014 Form 10-K”) with respect to certain significant accounting and financial reporting policies as well as other pertinent information of the Company.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers”, which establishes a single, comprehensive revenue recognition standard for all contracts with customers. For public reporting entities such as CCA, ASU 2014-09 is currently effective for interim and annual periods beginning after December 15, 2016 and early adoption of the ASU is not permitted. In April 2015, the FASB announced it proposed a one-year deferral of the effective date which, if approved, would defer the effective date for public reporting entities to interim and annual periods beginning after December 15, 2017. Early adoption would be allowed as of the original effective date for public companies. CCA is reviewing the ASU to determine the potential impact it might have on the Company’s results of operations, cash flows, or financial position and its related financial statement disclosures, along with evaluating which transition method will be utilized upon adoption.

In April 2015, the FASB issued ASU 2015-03, “Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs”. Under the new standard, debt issuance costs will be presented as a direct deduction from the face amount of the related liability, rather than as a deferred charge, or asset, on the balance sheet as currently required. For public reporting entities such as CCA, guidance in ASU 2015-03 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. While it is permitted, CCA does not currently plan to adopt the new requirements of the ASU earlier than the effective date. The unamortized balance of debt issuance costs amounted to $13.6 million and $14.3 million as of March 31, 2015 and December 31, 2014, respectively, and is reflected within other long-term assets in the accompanying consolidated balance sheet.

Fair Value of Financial Instruments

To meet the reporting requirements of Accounting Standards Codification (“ASC”) 825, “Financial Instruments”, regarding fair value of financial instruments, CCA calculates the estimated fair value of financial instruments using market interest rates, quoted market prices of similar instruments, or discounted cash flow techniques with observable Level 1 inputs for publicly traded debt and Level 2 inputs for all other financial instruments, as defined in ASC 820, “Fair Value Measurement”. At March 31, 2015 and December 31, 2014, there were no material differences between the carrying amounts and the estimated fair values of CCA’s financial instruments, other than as follows (in thousands):

	March 31, 2015		December 31, 2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Investment in direct financing lease	$4,936	$5,398	$5,473	$6,048
Note receivable from APM	$3,511	$6,244	$3,677	$6,539
Debt	$(1,240,000)	$(1,248,375)	$(1,200,000)	$(1,179,625)

Revenue Recognition – Multiple-Element Arrangement

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

ASC 350, “Intangibles-Goodwill and Other”, establishes accounting and reporting requirements for goodwill and other intangible assets. Goodwill was $15.2 million and $16.1 million as of March 31, 2015 and December 31, 2014, respectively. This goodwill was established in connection with the acquisition of Correctional Alternatives, Inc. (“CAI”) during the third quarter of 2013, and the acquisitions of two service companies during 2000.

CCA applies the FASB’s ASU 2011-08, “Intangibles-Goodwill and Other”, which gives companies the option to perform a qualitative assessment that may allow them to skip the annual two-step impairment test. Under the amendments in ASU 2011-08, a company has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. If the two-step impairment test is required, CCA determines the fair value of a reporting unit using a collaboration of various common valuation techniques, including market multiples and discounted cash flows. These impairment tests are required to be performed at least annually. CCA performs its impairment tests during the fourth quarter in connection with CCA’s annual budgeting process. CCA will perform these impairment tests at least annually and whenever circumstances indicate the carrying value of goodwill may not be recoverable.

In early April 2015, CCA provided notice to the state of Louisiana that it will cease management of the Winn Correctional Center within 180 days, in accordance with the notice provisions of the contract. In anticipation of terminating the contract at this facility, CCA recorded an asset impairment of $1.0 million during the first quarter of 2015 for the write-off of goodwill associated with the Winn facility. CCA generated operating income of $0.2 million at this facility for the three months ended March 31, 2014, and incurred an operating loss of $2.5 million (including the write-off of goodwill) for the three months ended March 31, 2015.

4.	REAL ESTATE TRANSACTIONS

Idle Facilities

CCA has five idled facilities that are currently available and being actively marketed to other customers. The following table summarizes each of the idled facilities and their respective carrying values, excluding equipment and other assets that could generally be transferred and used at other facilities CCA owns without significant cost (dollars in thousands):

	Design Capacity	Date Idled	Net Carrying Values
Facility			March 31, 2015	December 31, 2014
Prairie Correctional Facility	1,600	2010	$18,459	$18,748
Huerfano County Correctional Center	752	2010	18,844	19,033
Diamondback Correctional Facility	2,160	2010	44,113	44,480
Otter Creek Correctional Center	656	2012	23,881	24,089
Marion Adjustment Center	826	2013	12,868	12,978

	5,994		$118,165	$119,328

For the three months ended March 31, 2015 and 2014, the five idled facilities incurred combined operating expenses of approximately $1.8 million and $1.9 million, respectively. The operating expenses incurred in 2014 exclude the incremental expenses incurred in connection with the activation of the Diamondback facility which began in the third quarter of 2013 and continued until near the end of the second quarter of 2014, when anticipated opportunities to activate the facility were deferred.

CCA considers the cancellation of a contract as an indicator of impairment and tested each of the aforementioned facilities for impairment when it was notified by the respective customers that they would no longer be utilizing such facility. Upon notification of cancellation by the respective customers, CCA concluded in each case that no impairment had occurred. CCA updates the impairment analyses on an annual basis for each of the idled facilities and evaluates on a quarterly basis market developments for the potential utilization of each of these facilities in order to identify events that may cause CCA to reconsider its most recent assumptions. As a result of CCA’s analyses, CCA determined each of the five idled facilities to have recoverable values in excess of the corresponding carrying values.

Construction of New Facilities

In order to retain federal inmate populations CCA currently manages in the 1,154-bed San Diego Correctional Facility, CCA is constructing the 1,492-bed Otay Mesa Detention Center in San Diego. The existing San Diego Correctional Facility is subject to a ground lease with the County of San Diego. Under the provisions of the lease, the facility is divided into different premises whereby, pursuant to an amendment to the ground lease executed in January 2010, ownership of the entire facility reverts to the County upon expiration of the lease on December 31, 2015. As of March 31, 2015, CCA has invested approximately $136.1 million in the new facility. CCA expects to complete construction of the Otay Mesa Detention Center during the third quarter of 2015. CCA plans to offer this new facility to house the existing federal inmate populations at the San Diego Correctional Facility.

In November 2013, CCA announced its decision to re-commence construction of a correctional facility in Trousdale County, Tennessee. CCA suspended construction of this facility in 2009 until it had greater clarity around the timing of a new contract. In October 2013, Trousdale County received notice from the Tennessee Department of Corrections of its intent to partner with the County to develop a new correctional facility to house state of Tennessee inmates. In April 2014, CCA entered into an agreement with Trousdale County whereby CCA agreed to finance, design, build and operate a 2,552-bed facility to meet the responsibilities of a separate IGSA between Trousdale County and the state of Tennessee regarding correctional services. In July 2014, CCA received notice that Trousdale County and the state of Tennessee finalized the IGSA. The IGSA with the state of Tennessee includes a minimum monthly payment plus a per diem payment for each inmate housed in the facility in excess of 90% of the design capacity, provided that during a twenty-six week ramp period the minimum payment is based on the greater of the number of inmates actually at the facility or 90% of the beds available pursuant to the ramp schedule. As of March 31, 2015, CCA has invested approximately $87.4 million in the Trousdale Turner Correctional Center and construction is expected to be completed in the fourth quarter of 2015.

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

Under the fixed monthly payment schedule of the amended IGSA, ICE agreed to pay CCA $70.0 million in two $35.0 million installments during the fourth quarter of 2014 and graduated fixed monthly payments over the remaining months of the contract. As described in Note 2, CCA used the multiple-element arrangement guidance prescribed in ASC 605, “Revenue Recognition” in determining the total revenue to be recognized over the term of the amended IGSA. CCA determined that there were five distinct elements related to the amended IGSA with ICE. In the first quarter of 2015, CCA recognized $36.0 million in revenue associated with the amended IGSA with the unrecognized balance of the fixed monthly payments reported in deferred revenue. The current portion of deferred revenue is reflected within accounts payable and accrued expenses while the long-term portion is reflected in deferred revenue in the accompanying consolidated balance sheet as of March 31, 2015.

In January 2015, a class action lawsuit was filed in federal district court for the District of Columbia against the Secretary of the Department of Homeland Security (“DHS”) and certain ICE officials. The complaint sought to certify a class of plaintiffs, consisting of Central American mothers and children who (i) have been or will be detained in ICE family detention facilities since June 2014, (ii) have been or will be determined to have a credible fear of persecution in their home country under federal asylum laws and (iii) are eligible for release on bond pursuant to certain federal statutes but have been or will be denied such release after being subject to an ICE custody determination that took deterrence of mass migration into account. In February 2015, the court certified the class and granted the plaintiffs’ motion for a preliminary injunction, enjoining DHS from detaining class members for the purpose of deterring future immigration to the United States and from considering deterrence of such immigration as a factor in such custody determinations until a final determination has been reached on the merits of the action. On March 20, 2015, DHS moved the court to reconsider and vacate its order, arguing that the relief the court granted exceeded that which was appropriate in the case. Plaintiffs responded to the DHS motion, and DHS has until May 8, 2015, to submit a response to that filing. Any adverse decision with regard to this contract could materially affect CCA’s financial condition and results of operations.

5.	DEBT

Debt outstanding as of March 31, 2015 and December 31, 2014 consists of the following (in thousands):

	March 31, 2015	December 31, 2014
Revolving Credit Facility, principal due at maturity in December 2017; interest payable periodically at variable interest rates. The weighted average rate at both March 31, 2015 and December 31, 2014 was 1.9%.	$565,000	$525,000
4.625% Senior Notes, principal due at maturity in May 2023; interest payable semi-annually in May and November at 4.625%.	350,000	350,000
4.125% Senior Notes, principal due at maturity in April 2020; interest payable semi-annually in April and October at 4.125%.	325,000	325,000

	$1,240,000	$1,200,000

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

Based on CCA’s current leverage ratio, loans under the $900.0 Million Revolving Credit Facility currently bear interest at the base rate plus a margin of 0.75% or at LIBOR plus a margin of 1.75%, and a commitment fee equal to 0.35% of the unfunded balance. The $900.0 Million Revolving Credit Facility also has a $50.0 million sublimit for the issuance of standby letters of credit. As of March 31, 2015, CCA had $565.0 million in borrowings under the $900.0 Million Revolving Credit Facility as well as $16.3 million in letters of credit outstanding resulting in $318.7 million available under the $900.0 Million Revolving Credit Facility.

The $900.0 Million Revolving Credit Facility is secured by a pledge of all of the capital stock of CCA’s domestic subsidiaries, 65% of the capital stock of CCA’s foreign subsidiaries, all of CCA’s accounts receivable, and all of CCA’s deposit accounts. The $900.0 Million Revolving Credit Facility requires CCA to meet certain financial covenants, including, without limitation, a maximum total leverage ratio, a maximum secured leverage ratio, and a minimum fixed charge coverage ratio. As of March 31, 2015, CCA was in compliance with all such covenants. In addition, the $900.0 Million Revolving Credit Facility contains certain covenants that, among other things, limit the incurrence of additional indebtedness, acquisitions and other investments, payment of dividends and other customary restricted payments, transactions with affiliates, asset sales, mergers and consolidations, liquidations, prepayments and modifications of other indebtedness, liens and other encumbrances and other matters customarily restricted in such agreements. In addition, the $900.0 Million Revolving Credit Facility is subject to certain cross-default provisions with terms of CCA’s other indebtedness, and is subject to acceleration upon the occurrence of a change of control.

Senior Notes. Interest on the $325.0 million aggregate principal amount of CCA’s 4.125% senior notes issued in April 2013 (the “4.125% Senior Notes”) accrues at the stated rate and is payable in April and October of each year. The 4.125% Senior Notes are scheduled to mature on April 1, 2020. Interest on the $350.0 million aggregate principal amount of CCA’s 4.625% senior notes issued in April 2013 (the “4.625% Senior Notes”) accrues at the stated rate and is payable in May and November of each year. The 4.625% Senior Notes are scheduled to mature on May 1, 2023. The 4.125% Senior Notes and the 4.625% Senior Notes, collectively referred to herein as the “Senior Notes,” are senior unsecured obligations of the Company and are guaranteed by all of the Company’s subsidiaries that guarantee the $900.0 Million Revolving Credit Facility. CCA may redeem all or part of the Senior Notes at any time prior to three months before their respective maturity date at a “make-whole” redemption price, plus accrued and unpaid interest thereon to, but not including, the redemption date.

Thereafter, the Senior Notes are redeemable at CCA’s option, in whole or in part, at a redemption price equal to 100% of the aggregate principal amount of the notes to be redeemed plus accrued and unpaid interest thereon to, but not including, the redemption date.

6.	STOCKHOLDERS’ EQUITY

Dividends on Common Stock

During 2014 and the first quarter of 2015, CCA’s Board of Directors declared the following quarterly dividends on its common stock:

Declaration Date	Record Date	Payable Date	Per Share
February 20, 2014	April 2, 2014	April 15, 2014	$0.51
May 15, 2014	July 2, 2014	July 15, 2014	$0.51
August 14, 2014	October 2, 2014	October 15, 2014	$0.51
December 11, 2014	January 2, 2015	January 15, 2015	$0.51
February 20, 2015	April 2, 2015	April 15, 2015	$0.54

Future dividends will depend on CCA’s distribution requirements as a REIT, future earnings, capital requirements, financial condition, opportunities for alternative uses of capital, and on such other factors as the Board of Directors of CCA may consider relevant.

Stock Options

In the first quarter of 2015 and during 2014, CCA elected not to issue stock options to its non-employee directors, officers, and executive officers as it had in years prior to 2013 and instead elected to issue all of its equity compensation in the form of restricted common stock and common stock units as described below. However, CCA continues to recognize stock option expense during the vesting period of stock options awarded in prior years. During the three months ended March 31, 2015 and 2014, CCA expensed $0.4 million and $0.6 million, respectively, net of estimated forfeitures, relating to its outstanding stock options, all of which was charged to general and administrative expenses. As of March 31, 2015, options to purchase 1.7 million shares of common stock were outstanding with a weighted average exercise price of $19.98.

Restricted Stock and Restricted Stock Units

During the first quarter of 2015, CCA issued 421,000 shares of restricted common stock units (“RSUs”) to certain of its employees and non-employee directors, with an aggregate fair value of $16.9 million, including 370,000 RSUs to employees and non-employee directors whose compensation is charged to general and administrative expenses and 51,000 RSUs to employees whose compensation is charged to operating expense. During 2014, CCA issued 548,000 shares of RSUs to certain of its employees and non-employee directors, with an aggregate fair value of $17.8 million, including 478,000 RSUs to employees and non-employee directors whose compensation is charged to general and administrative expense and 70,000 RSUs to employees whose compensation is charged to operating expense.

CCA established performance-based vesting conditions on the shares of restricted common stock and RSUs awarded to its officers and executive officers in 2015 and 2014 and in years prior to 2013. Unless earlier vested under the terms of the agreements, shares or RSUs issued to officers and executive officers in these years are subject to vesting over a three-year period based upon the satisfaction of certain performance criteria. With respect to the RSUs issued in 2015 to officers and executive officers, annual performance criteria was established for each of the three years ending December 31, 2015, 2016, and 2017, and no more than one-third of the RSUs may vest in any one performance period. With respect to RSUs issued in 2014 and in years prior to 2013, no more than one-third of such shares or RSUs may vest in the first performance period; however, the performance criteria are cumulative for the three-year period. With respect to the RSUs issued in 2013 to officers and executive officers, unless earlier vested under the terms of the RSU agreement, the RSUs issued vest evenly over a three-year period and are not subject to performance-based criteria. Shares of restricted stock and RSUs issued to other employees, unless earlier vested under the terms of the agreements, “cliff” vest on the third anniversary of the award, while RSUs issued to non-employee directors vest one year from the date of award.

During the three months ended March 31, 2015, CCA expensed $3.4 million, net of forfeitures, relating to restricted common stock and RSUs ($0.4 million of which was recorded in operating expenses and $3.0 million of which was recorded in general and administrative expenses). During the three months ended March 31, 2014, CCA expensed $2.7 million, net of forfeitures, relating to restricted common stock and RSUs ($0.3 million of which was recorded in operating expenses and $2.4 million of which was recorded in general and administrative expenses). As of March 31, 2015, approximately 1.0 million shares of restricted common stock and RSUs remained outstanding and subject to vesting.

7.	EARNINGS PER SHARE

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

A reconciliation of the numerator and denominator of the basic earnings per share computation to the numerator and denominator of the diluted earnings per share computation is as follows (in thousands, except per share data):

	For the Three Months Ended March 31,
	2015	2014
NUMERATOR
Basic:
Net income	$57,277	$51,738

Diluted:
Net income	$57,277	$51,738

DENOMINATOR
Basic:
Weighted average common shares outstanding	116,634	115,773

Diluted:
Weighted average common shares outstanding	116,634	115,773
Effect of dilutive securities:
Stock options	869	963
Restricted stock-based compensation	265	224

Weighted average shares and assumed conversions	117,768	116,960

BASIC EARNINGS PER SHARE	$0.49	$0.45

DILUTED EARNINGS PER SHARE	$0.49	$0.44

Approximately 15,900 stock options were excluded from the computation of diluted earnings per share for the three months ended March 31, 2014 because they were anti-dilutive. There were no stock options excluded from the computation of diluted earnings per share for the three months ended March 31, 2015.

8.	COMMITMENTS AND CONTINGENCIES

Legal Proceedings

The nature of CCA’s business results in claims and litigation alleging that it is liable for damages arising from the conduct of its employees, offenders or others. The nature of such claims includes, but is not limited to, claims arising from employee or offender misconduct, medical malpractice, employment matters, property loss, contractual claims, including claims regarding compliance with contract performance requirements, and personal injury or other damages resulting from contact with CCA’s facilities, personnel or offenders, including damages arising from an offender’s escape or from a disturbance at a facility. In February 2014, CCA reached an agreement with the state of Idaho regarding contractual disputes related to staffing at the Idaho Correctional Center. In addition, CCA was notified that an investigation by the FBI was being undertaken and CCA received additional inquiries from other government partners concerning matters related to the Idaho Correctional Center. CCA maintains insurance to cover many of these claims, which may mitigate the risk that any single claim would have a material effect on CCA’s consolidated financial position, results of operations, or cash flows, provided the claim is one for which coverage is available. The combination of self-insured retentions and deductible amounts means that, in the aggregate, CCA is subject to substantial self-insurance risk.

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

In connection with the issuance of the revenue bonds, CCA is obligated, under a debt service deficit agreement, to pay the trustee of the bond’s trust indenture (the “Trustee”) amounts necessary to pay any debt service deficits consisting of principal and interest requirements (outstanding principal balance of $18.6 million at March 31, 2015 plus future interest payments). In the event the state of Tennessee, which is currently utilizing the facility to house certain inmates, exercises its option to purchase the correctional facility, CCA is also obligated to pay the difference between principal and interest owed on the bonds on the date set for the redemption of the bonds and amounts paid by the state of Tennessee for the facility plus all other funds on deposit with the Trustee and available for redemption of the bonds. Ownership of the facility reverts to the state of Tennessee in 2017 at no cost. Therefore, CCA does not currently believe the state of Tennessee will exercise its option to purchase the facility. At March 31, 2015, the outstanding principal balance of the bonds exceeded the purchase price option by $8.4 million.

9.	INCOME TAXES

As discussed in Note 1, the Company began operating in compliance with REIT requirements for federal income tax purposes effective January 1, 2013. As a REIT, the Company must distribute at least 90 percent of its taxable income (including dividends paid to it by its TRSs) and will not pay federal income taxes on the amount distributed to its stockholders. Therefore, the Company should not be subject to federal income taxes if it distributes 100 percent of its taxable income. In addition, the Company must meet a number of other organizational and operational requirements. It is management’s intention to adhere to these requirements and maintain the Company’s REIT status. Most states where CCA holds investments in real estate conform to the federal rules recognizing REITs. Certain subsidiaries have made an election with the Company to be treated as TRSs in conjunction with the Company’s REIT election; the TRS elections permit CCA to engage in certain business activities in which the REIT may not engage directly. A TRS is subject to federal and state income taxes on the income from these activities and therefore, CCA includes a provision for taxes in its consolidated financial statements.

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

CCA recorded an income tax expense of $1.4 million for both the three months ended March 31, 2015 and 2014. As a REIT, CCA is entitled to a deduction for dividends paid, resulting in a substantial reduction in the amount of federal income tax expense it recognizes. Substantially all of CCA’s income tax expense is incurred based on the earnings generated by its TRSs. CCA’s overall effective tax rate is estimated based on its current projection of taxable income primarily generated in its TRSs. The Company’s consolidated effective tax rate could fluctuate in the future based on changes in estimates of taxable income, the relative amounts of taxable income generated by the TRSs and the REIT, the implementation of additional tax planning strategies, changes in federal or state tax rates or laws affecting tax credits available to the Company, changes in other tax laws, changes in estimates related to uncertain tax positions, or changes in state apportionment factors, as well as changes in the valuation allowance applied to the Company’s deferred tax assets that are based primarily on the amount of state net operating losses and tax credits that could expire unused.

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

CCA had no liabilities recorded for uncertain tax positions as of March 31, 2015. CCA recognizes interest and penalties related to unrecognized tax positions in income tax expense. CCA does not currently anticipate that the total amount of unrecognized tax positions will significantly increase or decrease in the next twelve months.

10.	SEGMENT REPORTING

As of March 31, 2015, CCA owned and managed 47 correctional and detention facilities, and managed 12 correctional and detention facilities it did not own. In addition, CCA owned three facilities that it leased to third-party operators. Management views CCA’s operating results in one operating segment. However, the Company has chosen to report financial performance segregated for (1) owned and managed correctional and detention facilities and (2) managed-only correctional and detention facilities as the Company believes this information is useful to users of the financial statements. Owned and managed facilities include the operating results of those facilities placed into service that were owned or controlled via a long-term lease and managed by CCA. Managed-only facilities include the operating results of those facilities owned by a third party and managed by CCA. The operating performance of the owned and managed and the managed-only correctional and detention facilities can be measured based on their net operating income. CCA defines facility net operating income as a facility’s operating income or loss from operations before interest, taxes, asset impairments, depreciation, and amortization.

The revenue and net operating income for the owned and managed and the managed-only facilities and a reconciliation to CCA’s operating income is as follows for the three months ended March 31, 2015 and 2014 (in thousands):

	For the Three Months Ended March 31,
	2015	2014
Revenue:
Owned and managed	$363,964	$334,912
Managed-only	52,944	64,003

Total management revenue	416,908	398,915

Operating expenses:
Owned and managed	244,300	227,648
Managed-only	48,009	58,445

Total operating expenses	292,309	286,093

Facility net operating income
Owned and managed	119,664	107,264
Managed-only	4,935	5,558

Total facility net operating income	124,599	112,822

Other revenue (expense):
Rental and other revenue	9,092	5,307
Other operating expense	(8,353)	(1,287)
General and administrative expense	(26,872)	(25,392)
Depreciation and amortization	(28,685)	(28,384)
Asset impairments	(955)	—

Operating income	$68,826	$63,066

The following table summarizes capital expenditures for the three months ended March 31, 2015 and 2014 (in thousands):

	For the Three Months Ended March 31,
	2015	2014
Capital expenditures:
Owned and managed	$82,834	$25,620
Managed-only	731	632
Corporate and other	7,614	1,032

Total capital expenditures	$91,179	$27,284

The total assets are as follows (in thousands):

	March 31, 2015	December 31, 2014
Assets:
Owned and managed	$2,784,343	$2,745,905
Managed-only	63,513	68,146
Corporate and other	311,915	313,140

Total assets	$3,159,771	$3,127,191

11.	CONDENSED CONSOLIDATING FINANCIAL STATEMENTS OF THE COMPANY AND SUBSIDIARIES

The following condensed consolidating financial statements of CCA and subsidiaries have been prepared pursuant to Rule 3-10 of Regulation S-X. These condensed consolidating financial statements have been prepared from the Company’s financial information on the same basis of accounting as the consolidated financial statements.

CONDENSED CONSOLIDATING BALANCE SHEET

As of March 31, 2015

(in thousands)

	Parent	Combined Subsidiary Guarantors	Consolidating Adjustments and Other	Total Consolidated Amounts
ASSETS
Cash and cash equivalents	$20,456	$53,566	$—	$74,022
Restricted cash	662	1,592	—	2,254
Accounts receivable, net of allowance	172,348	149,751	(95,824)	226,275
Current deferred tax assets	152	11,262	—	11,414
Prepaid expenses and other current assets	3,888	33,514	(8,189)	29,213

Total current assets	197,506	249,685	(104,013)	343,178
Property and equipment, net	2,485,077	235,005	—	2,720,082
Restricted cash	105	—	—	105
Investment in direct financing lease	2,617	—	—	2,617
Goodwill	—	15,155	—	15,155
Non-current deferred tax assets	—	3,892	(413)	3,479
Other assets	239,176	45,874	(209,895)	75,155

Total assets	$2,924,481	$549,611	$(314,321)	$3,159,771

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued expenses	$209,626	$210,502	$(103,979)	$316,149
Income taxes payable	1	658	—	659

Total current liabilities	209,627	211,160	(103,979)	316,808
Long-term debt	1,240,000	115,000	(115,000)	1,240,000
Non-current deferred tax liabilities	413	—	(413)	—
Deferred revenue	—	91,607	—	91,607
Other liabilities	825	36,915	—	37,740

Total liabilities	1,450,865	454,682	(219,392)	1,686,155

Total stockholders’ equity	1,473,616	94,929	(94,929)	1,473,616

Total liabilities and stockholders’ equity	$2,924,481	$549,611	$(314,321)	$3,159,771

CONDENSED CONSOLIDATING BALANCE SHEET

As of December 31, 2014

(in thousands)

	Parent	Combined Subsidiary Guarantors	Consolidating Adjustments and Other	Total Consolidated Amounts
ASSETS
Cash and cash equivalents	$12,337	$62,056	$—	$74,393
Accounts receivable, net of allowance	167,626	178,911	(97,949)	248,588
Current deferred tax assets	—	13,241	(12)	13,229
Prepaid expenses and other current assets	17,060	34,705	(21,990)	29,775

Total current assets	197,023	288,913	(119,951)	365,985
Property and equipment, net	2,459,053	199,575	—	2,658,628
Restricted cash	1,267	1,591	—	2,858
Investment in direct financing lease	3,223	—	—	3,223
Goodwill	—	16,110	—	16,110
Non-current deferred tax assets	—	2,778	(477)	2,301
Other assets	241,690	47,046	(210,650)	78,086

Total assets	$2,902,256	$556,013	$(331,078)	$3,127,191

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued expenses	$218,403	$205,213	$(106,050)	$317,566
Income taxes payable	195	1,173	—	1,368
Current deferred tax liabilities	13	—	(13)	—
Note payable to an affiliate	—	13,854	(13,854)	—
Current liabilities of discontinued operations	—	54	—	54

Total current liabilities	218,611	220,294	(119,917)	318,988
Long-term debt	1,200,000	115,000	(115,000)	1,200,000
Non-current deferred tax liabilities	477	—	(477)	—
Deferred revenue	—	87,227	—	87,227
Other liabilities	1,668	37,808	—	39,476

Total liabilities	1,420,756	460,329	(235,394)	1,645,691

Total stockholders’ equity	1,481,500	95,684	(95,684)	1,481,500

Total liabilities and stockholders’ equity	$2,902,256	$556,013	$(331,078)	$3,127,191

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the three months ended March 31, 2015

(in thousands)

	Parent	Combined Subsidiary Guarantors	Consolidating Adjustments and Other	Total Consolidated Amounts
REVENUES	$303,040	$335,223	$(212,263)	$426,000

EXPENSES:
Operating	221,677	291,248	(212,263)	300,662
General and administrative	8,800	18,072	—	26,872
Depreciation and amortization	20,069	8,616	—	28,685
Asset impairments	—	955	—	955

	250,546	318,891	(212,263)	357,174

OPERATING INCOME	52,494	16,332	—	68,826

OTHER (INCOME) EXPENSE:
Interest expense, net	8,427	1,763	—	10,190
Other (income) expense	171	(121)	(76)	(26)

	8,598	1,642	(76)	10,164

INCOME BEFORE INCOME TAXES	43,896	14,690	76	58,662
Income tax expense	(176)	(1,209)	—	(1,385)

INCOME BEFORE EQUITY IN SUBSIDIARIES	43,720	13,481	76	57,277
Income from equity in subsidiaries	13,557	—	(13,557)	—

NET INCOME	$57,277	$13,481	$(13,481)	$57,277

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the three months ended March 31, 2014

(in thousands)

	Parent	Combined Subsidiary Guarantors	Consolidating Adjustments and Other	Total Consolidated Amounts
REVENUES	$306,248	$311,247	$(213,273)	$404,222

EXPENSES:
Operating	219,705	280,948	(213,273)	287,380
General and administrative	8,676	16,716	—	25,392
Depreciation and amortization	19,769	8,615	—	28,384

	248,150	306,279	(213,273)	341,156

OPERATING INCOME	58,098	4,968	—	63,066

OTHER (INCOME) EXPENSE:
Interest expense, net	8,602	1,746	—	10,348
Other (income) expense	(38)	(79)	(270)	(387)

	8,564	1,667	(270)	9,961

INCOME BEFORE INCOME TAXES	49,534	3,301	270	53,105
Income tax expense	(220)	(1,147)	—	(1,367)

INCOME BEFORE EQUITY IN SUBSIDIARIES	49,314	2,154	270	51,738
Income from equity in subsidiaries	2,424	—	(2,424)	—

NET INCOME	$51,738	$2,154	$(2,154)	$51,738

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the three months ended March 31, 2015

(in thousands)

	Parent	Combined Subsidiary Guarantors	Consolidating Adjustments And Other	Total Consolidated Amounts
Net cash provided by operating activities	$65,048	$52,138	$—	$117,186
Net cash used in investing activities	(32,119)	(32,463)	(26,999)	(91,581)
Net cash provided by (used in) financing activities	(24,810)	(28,165)	26,999	(25,976)

Net increase (decrease) in cash and cash equivalents	8,119	(8,490)	—	(371)
CASH AND CASH EQUIVALENTS, beginning of period	12,337	62,056	—	74,393

CASH AND CASH EQUIVALENTS, end of period	$20,456	$53,566	$—	$74,022

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the three months ended March 31, 2014

(in thousands)

	Parent	Combined Subsidiary Guarantors	Consolidating Adjustments And Other	Total Consolidated Amounts
Net cash provided by (used in) operating activities	$86,628	$(20,046)	$—	$66,582
Net cash used in investing activities	(24,008)	(2,718)	—	(26,726)
Net cash provided by (used in) financing activities	(66,062)	968	—	(65,094)

Net decrease in cash and cash equivalents	(3,442)	(21,796)	—	(25,238)
CASH AND CASH EQUIVALENTS, beginning of period	31,647	46,272	—	77,919

CASH AND CASH EQUIVALENTS, end of period	$28,205	$24,476	$—	$52,681

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report.

This quarterly report on Form 10-Q contains statements as to our beliefs and expectations of the outcome of future events that are forward-looking statements as defined within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of current or historical fact contained herein, including statements regarding our future financial position, business strategy, budgets, projected costs and plans, and objectives of management for future operations, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “estimate,” “expect,” “intend,” “could,” “may,” “plan,” “projects,” “will,” and similar expressions, as they relate to us, are intended to identify forward-looking statements. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from the statements made. These include, but are not limited to, the risks and uncertainties associated with:

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

Our statements can be affected by inaccurate assumptions we might make or by known or unknown risks, uncertainties and assumptions, including the risks, uncertainties, and assumptions described in “Risk Factors” disclosed in detail in the 2014 Form 10-K and in other reports we file with the Securities and Exchange Commission, or the SEC, from time to time. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly revise these forward-looking statements to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements contained in this report and in the 2014 Form 10-K.

OVERVIEW

The Company

As of March 31, 2015, we owned or controlled 50 correctional and detention facilities and managed an additional 12 facilities owned by our government partners, with a total design capacity of approximately 81,500 beds in 19 states and the District of Columbia. We are a REIT specializing in owning, operating, and managing prisons and other correctional facilities and providing residential, community re-entry, and prisoner transportation services for governmental agencies. In addition to providing fundamental residential services, our facilities offer a variety of rehabilitation and educational programs, including basic education, faith-based services, life skills and employment training, and substance abuse treatment. These services are intended to reduce recidivism and to prepare offenders for their successful re-entry into society upon their release. We also provide or make available to offenders certain health care (including medical, dental, and mental health services), food services, and work and recreational programs.

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

CRITICAL ACCOUNTING POLICIES

The consolidated financial statements in this report are prepared in conformity with U.S. generally accepted accounting principles. As such, we are required to make certain estimates, judgments, and assumptions that we believe are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. A summary of our significant accounting policies is described in our 2014 Form 10-K. The significant accounting policies and estimates which we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following:

Asset impairments. The primary risk we face for asset impairment charges, excluding goodwill, is associated with correctional facilities we own. As of March 31, 2015, we had $2.7 billion in property and equipment, including $118.2 million in long-lived assets, excluding equipment, at five idled correctional facilities. The impairment analyses we performed for each of these facilities excluded the net book value of equipment, as a substantial portion of the equipment is easily transferrable to other company-owned facilities without significant cost. The carrying values of the five idled facilities as of March 31, 2015 were as follows (in thousands):

Prairie Correctional Facility	$18,459
Huerfano County Correctional Center	18,844
Diamondback Correctional Facility	44,113
Otter Creek Correctional Center	23,881
Marion Adjustment Center	12,868

$118,165

For the three months ended March 31, 2015 and 2014, the five idled facilities incurred combined operating expenses of approximately $1.8 million and $1.9 million, respectively. The 2014 amount excludes expenses incurred in connection with the activation of the Diamondback Correctional Facility which began in the third quarter of 2013 and continued until near the end of the second quarter of 2014, as further described hereafter.

We evaluate the recoverability of the carrying values of our long-lived assets, other than goodwill, when events suggest that an impairment may have occurred. Such events primarily include, but are not limited to, the termination of a management contract or a significant decrease in inmate populations within a correctional facility we own or manage. Accordingly, we tested each of the aforementioned five currently idled facilities for impairment when we were notified by the respective customers that they would no longer be utilizing such facility.

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

Revenue Recognition – Multiple-Element Arrangement. In September 2014, we agreed under an expansion of an existing inter-governmental service agreement, or IGSA, between the city of Eloy, Arizona and U.S. Immigration and Customs Enforcement, or ICE, to provide residential space and services at our newly activated South Texas Family Residential Center. The amended IGSA qualifies as a multiple-element arrangement under the guidance in Accounting Standards Codification, or ASC, 605, “Revenue Recognition”. We evaluate each deliverable in an arrangement to determine whether it represents a separate unit of accounting. A deliverable constitutes a separate unit of accounting when it has standalone value to the customer. ASC 605 requires revenue to be allocated to each unit of accounting based on a selling price hierarchy. The selling price for a deliverable is based on its vendor specific objective evidence, or VSOE, of selling price, if available, third party evidence, or TPE, if VSOE of selling price is not available, or estimated selling price, or ESP, if neither VSOE of selling price nor TPE is available. We establish VSOE of selling price using the price charged for a deliverable when sold separately. We establish TPE of selling price by evaluating similar products or services in standalone sales to similarly situated customers. We establish ESP based on management judgment considering internal factors such as margin objectives, pricing practices and controls, and market conditions. In arrangements with multiple elements, we allocate the transaction price to the individual units of accounting at inception of the arrangement based on their relative selling price. The allocation of revenue to each element requires considerable judgment and estimations which could change in the future. However, while a change in revenue allocation could lead to timing differences in the period in which revenue is recognized, total revenue recognized over the life of the IGSA will not change.

Self-funded insurance reserves. As of March 31, 2015, we had $32.8 million in accrued liabilities for employee health, workers’ compensation, and automobile insurance claims. We are significantly self-insured for employee health, workers’ compensation, and automobile liability insurance claims. As such, our insurance expense is largely dependent on claims experience and our ability to control our claims. We have consistently accrued the estimated liability for employee health insurance claims based on our history of claims experience and the estimated time lag between the incident date and the date we pay the claims. We have accrued the estimated liability for workers’ compensation claims based on an actuarial valuation of the outstanding liabilities, discounted to the net present value of the outstanding liabilities, using a combination of actuarial methods used to project ultimate losses, and our automobile insurance claims based on estimated development factors on claims incurred. The liability for employee health, workers’ compensation, and automobile insurance includes estimates for both claims incurred and for claims incurred but not reported. These estimates could change in the future. It is possible that future cash flows and results of operations could be materially affected by changes in our assumptions, new developments, or by the effectiveness of our strategies.

Legal reserves. As of March 31, 2015, we had $4.6 million in accrued liabilities related to certain legal proceedings in which we are involved. We have accrued our best estimate of the probable costs for the resolution of these claims based on a range of potential outcomes. In addition, we are subject to current and potential future legal proceedings for which little or no accrual has been reflected because our current assessment of the potential exposure is nominal. These estimates have been developed in consultation with our General Counsel’s office and, as appropriate, outside counsel handling these matters, and are based upon an analysis of potential results, assuming a combination of litigation and settlement strategies. It is possible that future cash flows and results of operations could be materially affected by changes in our assumptions, new developments, or by the effectiveness of our strategies.

RESULTS OF OPERATIONS

Our results of operations are impacted by the number of facilities we owned and managed, the number of facilities we managed but did not own, the number of facilities we leased to other operators, and the facilities we owned that were not in operation. The following table sets forth the changes in the number of facilities operated for the periods presented:

	Effective Date	Owned and Managed	Managed Only	Leased	Total
Facilities as of December 31, 2013		49	16	4	69

Termination of the management contracts for the Bay, Graceville and Moore Haven Correctional Facilities	January 2014	—	(3)	—	(3)
Termination of the contract at the North Georgia Detention Center	February 2014	(1)	—	—	(1)
Termination of the management contract for the Idaho Correctional Center	July 2014	—	(1)	—	(1)
Sale of the Houston Educational Facility	November 2014	—	—	(1)	(1)
Activation of the South Texas Family Residential Center	October 2014	1	—	—	1

Facilities as of December 31, 2014		49	12	3	64

Impairment of non-core assets	January 2015	(2)	—	—	(2)

Facilities as of March 31, 2015		47	12	3	62

Three Months Ended March 31, 2015 Compared to the Three Months Ended March 31, 2014

Net income was $57.3 million, or $0.49 per diluted share, for the three months ended March 31, 2015, compared with net income of $51.7 million, or $0.44 per diluted share, for the three months ended March 31, 2014. Net income was favorably impacted during the first quarter of 2015 most notably by the activation of the South Texas Family Residential Center in the fourth quarter of 2014, as further described hereafter.

Facility Operations

A key performance indicator we use to measure the revenue and expenses associated with the operation of the facilities we own or manage is expressed in terms of a compensated man-day, which represents the revenue we generate and expenses we incur for one offender for one calendar day. Revenue and expenses per compensated man-day are computed by dividing facility revenue and expenses by the total number of compensated man-days during the period. A compensated man-day represents a calendar day for which we are paid for the occupancy of an offender. We believe the measurement is useful because we are compensated for operating and managing facilities at an offender per-diem rate based upon actual or minimum guaranteed occupancy levels. We also measure our ability to contain costs on a per-compensated man-day basis, which is largely dependent upon the number of offenders we accommodate. Further, per compensated man-day measurements are also used to estimate our potential profitability based on certain occupancy levels relative to design capacity. Revenue and expenses per compensated man-day for all of the facilities placed into service that we owned or managed, exclusive of those held for lease, were as follows for the three months ended March 31, 2015 and 2014:

	For the Three Months Ended March 31,
	2015	2014
Revenue per compensated man-day	$70.16	$61.82
Operating expenses per compensated man-day:
Fixed expense	35.67	33.07
Variable expense	13.52	11.03

Total	49.19	44.10

Operating income per compensated man-day	$20.97	$17.72

Operating margin	29.9%	28.7%

Average compensated occupancy	84.1%	84.3%

Average available beds	78,535	85,001

Average compensated population	66,029	71,698

The calculations of expenses per compensated man-day exclude expenses incurred during the first quarter of 2014 for start-up efforts associated with the Diamondback facility because of the distorted impact they have on the statistics. The Diamondback expenses were incurred in connection with the activation of the facility in anticipation of a new contract. As further described hereafter, in April 2014, we made the decision to once again idle the facility in the absence of a definitive contract. The deactivation was completed near the end of the second quarter of 2014.

Revenue

Total revenue consists of revenue we generate in the operation and management of correctional and detention facilities, as well as rental revenue generated from facilities we lease to third-party operators, and from our inmate transportation subsidiary. The following table reflects the components of revenue for the three months ended March 31, 2015 and 2014 (in millions):

	For the Three Months Ended March 31,
	2015	2014	$ Change	% Change
Management revenue:
Federal	$203.2	$174.5	$28.7	16.4%
State	184.6	193.9	(9.3)	(4.8%)
Local	16.2	16.6	(0.4)	(2.4%)
Other	12.9	13.9	(1.0)	(7.2%)

Total management revenue	416.9	398.9	18.0	4.5%
Rental and other revenue	9.1	5.3	3.8	71.7%

Total revenue	$426.0	$404.2	$21.8	5.4%

The $18.0 million, or 4.5%, increase in revenue associated with the operation and management of correctional and detention facilities consisted of an increase in revenue of approximately $49.5 million resulting from an increase of 13.5% in average revenue per compensated man-day, partially offset by a decrease in revenue of approximately $31.5 million caused by a decrease in the average daily compensated population from 2014 to 2015. Most notably, the increase in average revenue per compensated man-day was a result of the activation of the South Texas Family Residential Center in the fourth quarter of 2014, as further described hereafter. Per diem increases at several of our other facilities also contributed to the increase in average revenue per compensated man-day from 2014 to 2015.

Average daily compensated population decreased 5,669, or 7.9%, from 71,698 during the three months ended March 31, 2014 to 66,029 during the three months ended March 31, 2015. The decline in average compensated population primarily resulted from the expiration of our contract at the Idaho Correctional Center after the state of Idaho assumed management of the facility effective July 1, 2014. In addition, the decline in average compensated population resulted from the expiration of our contracts at the Bay Correctional Facility, Graceville Correctional Facility, and Moore Haven Correctional Facility, collectively referred to herein as the “Three Florida Facilities,” after the Florida Department of Management Services (“DMS”) awarded the management of these contracts to another operator effective January 31, 2014. Combined, these four facilities generated operating losses, net of depreciation and amortization, of $1.4 million for the three months ended March 31, 2014. A decline in federal populations at certain of our facilities, partially offset by an increase in population at our Red Rock Correctional Center, as further described hereafter, also contributed to the decrease in average compensated population from 2014 to 2015.

Business from our federal customers, including primarily the Federal Bureau of Prisons, or BOP, the United States Marshals Service, or USMS, and ICE, continues to be a significant component of our business. Our federal customers generated approximately 49% and 44% of our total management revenue for the three months ended March 31, 2015 and 2014, respectively, increasing $28.7 million, or 16.4%. The increase in federal revenues primarily resulted from the activation of the South Texas Family Residential Center in the fourth quarter of 2014, as further described hereafter, and per diem increases at several of our other facilities, partially offset by a decline in federal populations at several facilities.

State revenues from facilities that we manage decreased 4.8% from the first quarter of 2014 to the first quarter of 2015 primarily as a result of the expiration of our contracts at the Idaho Correctional Center effective July 1, 2014 and at the Three Florida Facilities effective January 31, 2014, partially offset by an increase in revenue at our Red Rock Correctional Center in Arizona, as further described hereafter.

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

We believe the long-term growth opportunities of our business remain very attractive as governments consider efficiency, savings, and offender programming opportunities we can provide. Further, we expect our partners to continue to face challenges in maintaining old facilities, and developing new facilities and additional capacity which could result in future demand for the solutions we provide.

Rental and other revenue increased as a result of a contract adjustment by one of our government partners previously disclosed in the fourth quarter of 2013. The contract adjustment resulted in an accrual of $13.0 million of revenue and an equal accrual of operating expenses during the fourth quarter of 2013, which were revised to $9.0 million during the first quarter of 2014, resulting in the reduction of both revenue and operating expenses by $4.0 million in 2014.

Operating Expenses

Operating expenses totaled $300.7 million and $287.4 million for the three months ended March 31, 2015 and 2014, respectively. Operating expenses consist of those expenses incurred in the operation and management of correctional and detention facilities, as well as at facilities we lease to third-party operators, and for our inmate transportation subsidiary.

Expenses incurred in connection with the operation and management of correctional and detention facilities increased $6.2 million, or 2.2% during the first quarter of 2015 compared with the same period in 2014. Similar to our increase in revenues, operating expenses increased most notably as a result of the activation of our South Texas Family Residential Center in the fourth quarter of 2014, as further described hereafter, partially offset by the expiration of our contracts at the Idaho Correctional Center effective July 1, 2014 and at the Three Florida Facilities effective January 31, 2014.

Fixed expenses per compensated man-day increased to $35.67 during the three months ended March 31, 2015 from $33.07 during the three months ended March 31, 2014 primarily as a result of an increase in salaries and benefits per compensated man-day of $2.03. The increase in salaries and benefits per compensated man-day resulted primarily from a higher average rate at our newly activated South Texas Family Residential Center. The increase in salaries and benefits per compensated man-day was also a result of these expenses being leveraged over smaller offender populations across our portfolio and due to wage adjustments implemented during 2014. As the economy has improved, we have experienced wage pressures in certain markets across the country. We continually monitor compensation levels very closely along with overall economic conditions and will set wage levels necessary to help ensure the long-term success of our business. Salaries and benefits represent the most significant component of our operating expenses, representing approximately 62% of our total operating expenses during 2014 and 60% for the first three months of 2015.

Variable expenses increased $2.49 per compensated man-day during the three months ended March 31, 2015 from the three months ended March 31, 3014 primarily due to expenses associated with our newly activated South Texas Family Residential Center, and due to an increase in inmate medical and litigation costs.

Operating expenses also increased from 2014 to 2015 as a result of the contract adjustment by one of our government partners which reduced both revenue and operating expenses by $4.0 million in the first quarter of 2014, as previously described. In addition, operating expenses in the first quarter of 2015 included a $3.0 million bad debt charge associated with a facility we no longer manage.

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

In early April 2015, we provided notice to the state of Louisiana that we will cease management of the 1,538-bed Winn Correctional Center within 180 days, in accordance with the notice provisions of the contract. We generated operating income, net of depreciation and amortization, at this facility of $0.2 million for the three months ended March 31, 2014, and incurred an operating loss of $1.5 million for the three months ended March 31, 2015. In anticipation of terminating the contract at this facility, we also recorded an asset impairment of $1.0 million during the first quarter of 2015 for the write-off of goodwill associated with the Winn facility.

Based on information available at this filing, notwithstanding the contracts at facilities described above, we believe we will renew all other material contracts that have expired or are scheduled to expire within the next twelve months. We believe our renewal rate on existing contracts remains high as a result of a variety of reasons including, but not limited to, the constrained supply of available beds within the U.S. correctional system, our ownership of the majority of the beds we operate, and the quality of our operations.

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

	For the Three Months Ended March 31,
	2015	2014
Owned and Managed Facilities:
Revenue per compensated man-day	$78.36	$69.08
Operating expenses per compensated man-day:
Fixed expense	38.23	35.31
Variable expense	14.37	11.33

Total	52.60	46.64

Operating income per compensated man-day	$25.76	$22.44

Operating margin	32.9%	32.5%

Average compensated occupancy	81.8%	81.3%

Average available beds	63,099	66,222

Average compensated population	51,611	53,866

	For the Three Months Ended March 31,
	2015	2014
Managed-Only Facilities:
Revenue per compensated man-day	$40.80	$39.88
Operating expenses per compensated man-day:
Fixed expense	26.51	26.30
Variable expense	10.49	10.11

Total	37.00	36.41

Operating income per compensated man-day	$3.80	$3.47

Operating margin	9.3%	8.7%

Average compensated occupancy	93.4%	95.0%

Average available beds	15,436	18,779

Average compensated population	14,418	17,832

Owned and Managed Facilities

Facility net operating income, or the operating income or loss from operations before interest, taxes, asset impairments, depreciation and amortization, at our owned and managed facilities increased by $12.4 million, from $107.3 million during the three months ended March 31, 2014 to $119.7 million during the three months ended March 31, 2015, an increase of 11.6%. Facility net operating income at our owned and managed facilities in the first quarter of 2015 was favorably impacted by the activation of the South Texas Family Residential Center, as further described hereafter.

In September 2014, we announced that we agreed under an expansion of an existing inter-governmental service agreement, or IGSA, between the City of Eloy, Arizona, and ICE to house up to 2,400 individuals at the South Texas Family Residential Center, a facility we lease in Dilley, Texas. The expanded agreement gives ICE additional capacity to accommodate the influx of Central American female adults with children arriving illegally on the Southwest border while they await the outcome of immigration hearings. As part of the agreement, we are responsible for providing space and residential services in an open and safe environment which offers residents indoor and outdoor recreational activities, study period, counseling, group interaction, and access to religious and legal services. In addition, we provide educational programs through a third party and food services through the lessor. Medical services are provided to residents by ICE Health Service Corps, a division of ICE. The new services provided under the amended IGSA commenced in the fourth quarter of 2014, have a term of up to four years, and can be extended by bi-lateral modifications.

We lease the South Texas Family Residential Center and the site upon which it is being constructed from a third-party lessor. Our lease agreement with the lessor is over a period co-terminus with the aforementioned amended IGSA with ICE. ICE began housing the first residents at the facility in the fourth quarter of 2014, and the site is expected to be ready for full capacity during the second quarter of 2015. The agreement provides for a fixed monthly payment in accordance with a graduated schedule. In accordance with the multiple-element arrangement guidance, a portion of the fixed monthly payments was recognized as lease and service revenue in the first quarter of 2015 and will continue to increase as additional beds are brought online, up to the point the facility is ready for full occupancy at 2,400 beds. In the first quarter of 2015, we recognized $36.0 million in revenue associated with the amended IGSA. The expanded agreement with ICE had a favorable impact on the revenue and net operating income of our owned and managed facilities during the first quarter of 2015 and is expected to continue to have a favorable impact on our financial results.

In January 2015, a class action lawsuit was filed in federal district court for the District of Columbia against the Secretary of the Department of Homeland Security, or DHS, and certain ICE officials. The complaint sought to certify a class of plaintiffs, consisting of Central American mothers and children who (i) have been or will be detained in ICE family detention facilities since June 2014, (ii) have been or will be determined to have a credible fear of persecution in their home country under federal asylum laws and (iii) are eligible for release on bond pursuant to certain federal statutes but have been or will be denied such release after being subject to an ICE custody determination that took deterrence of mass migration into account. In February 2015, the court certified the class and granted the plaintiffs’ motion for a preliminary injunction, enjoining DHS from detaining class members for the purpose of deterring future immigration to the United States and from considering deterrence of such immigration as a factor in such custody determinations until a final determination has been reached on the merits of the action. On March 20, 2015, DHS moved the court to reconsider and vacate its order, arguing that the relief the court granted exceeded that which was appropriate in the case. Plaintiffs responded to the DHS motion, and DHS has until May 8, 2015, to submit a response to that filing. As of March 31, 2015, approximately 380 women and children resided at the South Texas Family Residential Center. Any adverse decision with regard to this contract could materially affect our financial condition and results of operations.

In September 2012, we announced that we were awarded a new management contract from the Arizona Department of Corrections to house up to 1,000 medium-security inmates at our 1,596-bed Red Rock Correctional Center in Arizona. The new management contract, which commenced in January 2014, contains an initial term of ten years, with two five-year renewal options upon mutual agreement and provides an occupancy guarantee of 90% of the contracted beds, was implemented in two phases. The government partner included the occupancy guarantee in its Request For Proposal, or RFP, in order to guarantee its access to the beds. We received approximately 500 inmates from Arizona during the first quarter of 2014 and received approximately 500 additional inmates during the first quarter of 2015. Revenue and net operating income increased by $2.9 million and $1.6 million, respectively, from the first quarter of 2014 to the first quarter of 2015 as a result of this additional population.

In May 2011, in response to a lawsuit brought by inmates against the state of California, the U.S. Supreme Court upheld a lower court ruling issued by a three judge panel requiring California to reduce its inmate population to 137.5% of its capacity. In an effort to meet the Federal court ruling, the state of California enacted legislation that shifted the responsibilities for housing certain lower level inmates from state government to local jurisdictions. This realignment plan commenced on October 1, 2011 and, along with other actions to reduce inmate populations, has resulted in a reduction in state inmate populations of approximately 32,000 as of March 31, 2015. As of March 31, 2015, the adult inmate population held in state of California institutions met the Federal court order at approximately 135% of capacity, or approximately 112,000 inmates, which did not include the California inmates held in our out-of-state facilities.

As of March 31, 2015 and 2014, we housed approximately 8,600 and 8,700 inmates, respectively, from the state of California as a partial solution to the State’s overcrowding. We believe the decrease in inmate populations within the state’s correctional system has recently resulted in a decrease in the number of inmates we house for the state. As of April 30, 2015, we housed approximately 8,100 inmates from the state of California. A continued reduction in the State’s inmate population will likely result in a further reduction in the inmate populations we house for the state of California. While we expect a reduction in the out-of-state program, we believe our contract will continue beyond the next state fiscal year as we have been a successful part of the State’s efforts to address overcrowding and to come into compliance with court mandates. Approximately 14% of our total revenue for both the first quarter of 2015 and 2014 was generated from the California Department of Corrections and Rehabilitation, or CDCR, including revenue generated at our California City facility under a lease agreement that commenced December 1, 2013. A significant reduction or elimination of the use of our out-of-state solutions by the state of California would have a significant adverse impact on our financial position, results of operations, and cash flows.

During the third quarter of 2013, we began hiring staff at the Diamondback Correctional Facility in order to reactivate the facility for future operations. Our decision to activate the facility was made as a result of potential need for additional beds by certain state customers. In January 2014, the state of Oklahoma issued an RFP for bed capacity in the state of Oklahoma and anticipated that an award announcement would be made in the second quarter of 2014. When it became evident the contract would not be awarded and commence in the near-term, we made the decision to re-idle the facility. The de-activation was completed near the end of the second quarter of 2014. In the preceding table, the calculations of expenses per man-day exclude expenses incurred during the first quarter of 2014 for the Diamondback facility because of the distorted impact they have on the statistics.

Managed-Only Facilities

Total revenue at our managed-only facilities decreased $11.1 million from $64.0 million during the first quarter of 2014 to $52.9 million during the first quarter of 2015. The decrease in revenues at our managed-only facilities was largely the result of the expiration of our contracts at the Idaho Correctional Center effective July 1, 2014 and at the Three Florida Facilities effective January 31, 2014. Revenue per compensated man-day increased to $40.80 from $39.88, or 2.3%, for the first quarter of 2015 compared with the same period in the prior year. Operating expenses per compensated man-day increased to $37.00 during the three months ended March 31, 2015 from $36.41 during the same period in the prior year. Facility net operating income at our managed-only facilities decreased $0.6 million, from $5.6 million during the three months ended March 31, 2014 to $4.9 million during the three months ended March 31, 2015.

During the third quarter of 2013, the state of Idaho reported that they expected to solicit bids for the management of the Idaho Correctional Center upon the expiration of our contract in June 2014. During the third quarter of 2013, we decided not to submit a bid for the continued management of this facility. The state announced in early 2014 that it would assume management of the facility effective July 1, 2014. The transition of our operations to the state of Idaho was completed successfully on July 1, 2014. This facility incurred a net operating loss of $1.1 million during the three months ended March 31, 2014.

During the fourth quarter of 2013, the Florida DMS awarded to another operator contracts to manage the Three Florida Facilities which are owned by the state of Florida. We previously managed these facilities under contracts that expired on January 31, 2014. Accordingly, we transferred operations of these facilities to the new operator upon expiration of the contracts. These three facilities generated $0.1 million of facility net operating income during the three months ended March 31, 2014.

We expect the managed-only business to remain competitive and we will only pursue opportunities for managed-only business where we are sufficiently compensated for the risk associated with this competitive business. Further, we may terminate existing contracts from time to time when we are unable to achieve per diem increases that offset increasing expenses and enable us to maintain safe, effective operations. In early April 2015, we provided notice to the state of Louisiana that we will cease management of the 1,538-bed Winn Correctional Center within 180 days, in accordance with the notice provisions of the contract. We generated net operating income at this facility of $0.3 million for the three months ended March 31, 2014, and incurred a net operating loss of $1.3 million for the three months ended March 31, 2015. In anticipation of terminating the contract at this facility, we also recorded an asset impairment of $1.0 million during the first quarter of 2015 for the write-off of goodwill associated with the Winn facility. During the three months ended March 31, 2015 and 2014, managed-only facilities generated 4.0% and 4.9%, respectively, of our total facility net operating income.

General and administrative expense

For the three months ended March 31, 2015 and 2014, general and administrative expenses totaled $26.9 million and $25.4 million, respectively. General and administrative expenses consist primarily of corporate management salaries and benefits, professional fees and other administrative expenses. General and administrative expenses increased in the first quarter of 2015 when compared to the first quarter of 2014 primarily as a result of increased salaries, including incentive compensation.

Depreciation and Amortization

For the three months ended March 31, 2015 and 2014, depreciation and amortization expense totaled $28.7 million and $28.4 million, respectively. We expect our depreciation and amortization expense to increase during the balance of 2015 as we expect to fully activate the 2,400-bed South Texas Family Residential Center in the second quarter of 2015. Our lease agreement with the third-party lessor resulted in CCA being deemed the owner of the constructed assets for accounting purposes, in accordance with ASC 840-40-55, formerly Emerging Issues Task Force No. 97-10, “The Effect of Lessee Involvement in Asset Construction”. Accordingly, our balance sheet reflects the estimated costs as incurred attributable to the building assets being constructed by the third-party lessor, which will be depreciated over the remainder of the four-year term of the lease beginning in the second quarter of 2015. We currently estimate the incremental depreciation expense associated with these assets to be approximately $30.0 million for the remainder of the year.

Interest expense, net

Interest expense is reported net of interest income and capitalized interest for the three months ended March 31, 2015 and 2014. Gross interest expense, net of capitalized interest, was $10.3 million and $10.6 million, respectively, for the three months ended March 31, 2015 and 2014. Gross interest expense is based on outstanding borrowings under our revolving credit facility, our outstanding senior notes, as well as the amortization of loan costs and unused facility fees. We have benefited from relatively low interest rates on our revolving credit facility, which is largely based on the London Interbank Offered Rate (LIBOR). It is possible that LIBOR could increase in the future. The interest rate on our revolving credit facility was at LIBOR plus a margin of 1.75% during 2014 and the first quarter of 2015. We currently expect the interest rate on our revolving credit facility to remain at LIBOR plus a margin of 1.75% for the remainder of 2015.

We currently expect the outstanding balance on our revolving credit facility to increase during 2015 as we utilize additional borrowing capacity under it to complete the construction of two correctional facilities, further described under “Liquidity and Capital Resources” hereafter. We may issue additional debt securities in the future when we determine that market conditions and the opportunity to utilize the proceeds from the issuance of such securities are favorable. Our interest expense would increase in the future if we decide to pay down a portion of the revolving credit facility with proceeds from a long-term debt offering. Further, we also expect to incur approximately $8.0 million of interest expense for the balance of the year associated with the South Texas Family Residential Center, in accordance with ASC 840-40-55.

Gross interest income was $0.1 million and $0.3 million for the three months ended March 31, 2015 and 2014, respectively. Gross interest income is earned on a direct financing lease, notes receivable, investments, and cash and cash equivalents. Capitalized interest was $1.2 million and $0.4 million during the three months ended March 31, 2015 and 2014, respectively. Capitalized interest was associated with various construction and expansion projects further described under “Liquidity and Capital Resources” hereafter.

Income tax expense

During both the three months ended March 31, 2015 and 2014, our financial statements reflected an income tax expense of $1.4 million. Our effective tax rate was 2.4% and 2.6% during the three months ended March 31, 2015 and 2014, respectively. As a REIT, we are entitled to a deduction for dividends paid, resulting in a substantial reduction in the amount of federal income tax expense we recognize. Substantially all of our income tax expense is incurred based on the earnings generated by our TRSs. Our overall effective tax rate is estimated based on the current projection of taxable income primarily generated in our TRSs. Our consolidated effective tax rate could fluctuate in the future based on changes in estimates of taxable income, the relative amounts of taxable income generated by the TRSs and the REIT, the implementation of additional tax planning strategies, changes in federal or state tax rates or laws affecting tax credits available to us, changes in other tax laws, changes in estimates related to uncertain tax positions, or changes in state apportionment factors, as well as changes in the valuation allowance applied to our deferred tax assets that are based primarily on the amount of state net operating losses and tax credits that could expire unused.

LIQUIDITY AND CAPITAL RESOURCES

Our principal capital requirements are for working capital, stockholder distributions, capital expenditures, and debt service payments. Capital requirements may also include cash expenditures associated with our outstanding commitments and contingencies, as further discussed in the notes to our financial statements and as further described in our 2014 Form 10-K. Additionally, we may incur capital expenditures to expand the design capacity of certain of our facilities (in order to retain management contracts) and to increase our inmate bed capacity for anticipated demand from current and future customers. We may acquire additional correctional facilities that we believe have favorable investment returns and increase value to our stockholders. We will also consider opportunities for growth, including, but not limited to, potential acquisitions of businesses within our line of business and those that provide complementary services, provided we believe such opportunities will broaden our market share and/or increase the services we can provide to our customers.

To qualify and be taxed as a REIT, we generally are required to distribute annually to our stockholders at least 90% of our REIT taxable income (determined without regard to the dividends paid deduction and excluding net capital gains). Our REIT taxable income will not typically include income earned by our TRSs except to the extent our TRSs pay dividends to the REIT. Our Board of Directors declared a quarterly dividend of $0.54 for the first quarter of 2015 totaling $63.6 million. The amount, timing and frequency of future distributions will be at the sole discretion of our Board of Directors and will be declared based upon various factors, many of which are beyond our control, including our financial condition and operating cash flows, the amount required to maintain qualification and taxation as a REIT and reduce any income and excise taxes that we otherwise would be required to pay, limitations on distributions in our existing and future debt instruments, our ability to utilize net operating losses, or NOLs, to offset, in whole or in part, our REIT distribution requirements, limitations on our ability to fund distributions using cash generated through our TRSs and other factors that our Board of Directors may deem relevant.

As of March 31, 2015, our liquidity was provided by cash on hand of $74.0 million, and $318.7 million available under our $900.0 million revolving credit facility. During the three months ended March 31, 2015 and 2014, we generated $117.2 million and $66.6 million, respectively, in cash through operating activities, and as of March 31, 2015, we had net working capital of $26.4 million. We currently expect to be able to meet our cash expenditure requirements for the next year utilizing these resources. None of our outstanding debt requires scheduled principal repayments and we have no debt maturities until December 2017.

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

Debt

As of March 31, 2015, we had $350.0 million principal amount of unsecured notes outstanding with a fixed stated interest rate of 4.625%, $325.0 million principal amount of unsecured notes outstanding with a fixed stated interest rate of 4.125%, and $565.0 million outstanding under our revolving credit facility with a variable weighted average interest rate of 1.9%. At March 31, 2015, our total weighted average effective interest rate was 3.6% while our total weighted average maturity was 4.9 years. We also have the flexibility to issue debt or equity securities from time to time when we determine that market conditions and the opportunity to utilize the proceeds from the issuance of such securities are favorable.

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

Facility development and capital expenditures

In order to retain federal inmate populations we currently manage in the 1,154-bed San Diego Correctional Facility, we are constructing the 1,492-bed Otay Mesa Detention Center at a site in San Diego. The existing San Diego Correctional Facility is subject to a ground lease with the County of San Diego. Under the provisions of the lease, the facility is divided into three different properties whereby, pursuant to an amendment to the ground lease executed in January 2010, ownership of the entire facility reverts to the County upon expiration of the lease on December 31, 2015. As of March 31, 2015, we have invested approximately $136.1 million related to the new facility. We expect to complete construction of the Otay Mesa Detention Center during the third quarter of 2015. We currently estimate the total construction cost, inclusive of land and site development costs already incurred, will range from approximately $153.0 million to $157.0 million. We plan to offer this new facility to house the existing federal inmate populations at the San Diego Correctional Facility.

In November 2013, we announced our decision to re-commence construction of a correctional facility in Trousdale County, Tennessee. We suspended construction of this facility in 2009 until we had greater clarity around the timing of a new contract. In October 2013, Trousdale County received notice from the Tennessee Department of Corrections of its intent to partner with the County to develop a new correctional facility to house state of Tennessee inmates. In April 2014, we entered into an agreement with Trousdale County whereby we agreed to finance, design, build and operate a 2,552-bed facility to meet the responsibilities of a separate IGSA between Trousdale County and the state of Tennessee regarding correctional services. In July 2014, we received notice that Trousdale County and the state of Tennessee finalized the IGSA. The IGSA with the state of Tennessee includes a minimum monthly payment plus a per diem payment for each inmate housed in the facility in excess of 90% of the design capacity, provided that during a twenty-six week ramp period the minimum payment is based on the greater of the number of inmates actually at the facility or 90% of the beds available pursuant to the ramp schedule. Total cost of the Trousdale Turner Correctional Center is estimated at approximately $140.0 million to $145.0 million, including $87.4 million invested through March 31, 2015. The construction estimate includes capital investment funding to achieve Leadership in Energy and Environmental Design (“LEED”) certification and upgrade fixtures that reduce both water and energy consumption during the life of the facility. These investments support our belief in corporate responsibility to both the global environment and the local community in which facilities are located. Construction is expected to be completed in the fourth quarter of 2015, with the intake of inmate populations expected to begin in the first quarter of 2016.

In addition to these two new facility construction projects, we entered into an amended agreement with ICE whereby we agreed to construct additional administrative space for ICE at our Stewart Detention Center. We expect to incur approximately $6.1 million, including $2.9 million invested through March 31, 2015, in construction costs and expect to complete the project in the second quarter of 2015. In order for ICE to ensure its access to the beds and administrative space at the Stewart facility, the amended agreement also includes a fixed monthly payment for 1,600 beds which will take effect once the expansion is completed.

Additionally, we expect to incur approximately $24.0 million, including $15.0 million invested through March 31, 2015, in certain leasehold improvements and furniture, fixtures and equipment at the South Texas Family Residential Center, which amount is in addition to the lease payments under the lease agreement. We expect to complete these additions by the end of the second quarter of 2015 when the South Texas facility is expected to be ready for full occupancy.

The demand for capacity in the short-term has been affected by the budget challenges many of our government partners currently face. At the same time, these challenges impede our customers’ ability to construct new prison beds of their own or update older facilities, which we believe could result in further need for private sector capacity solutions in the long-term. We intend to continue to pursue build-to-suit opportunities like our 2,552-bed Trousdale Turner Correctional Center under construction in Trousdale County, Tennessee, and alternative solutions like the 2,400-bed South Texas Family Residential Center whereby we identified a site and lessor to provide residential housing and administrative buildings for ICE. In the long-term, however, we would like to see continued and meaningful utilization of our available capacity and better visibility from our customers before we add any additional capacity on a speculative basis.

Operating Activities

Our net cash provided by operating activities for the three months ended March 31, 2015 was $117.2 million, compared with $66.6 million for the same period in the prior year. Cash provided by operating activities represents the year to date net income plus depreciation and amortization, changes in various components of working capital, and various non-cash charges. The increase in cash provided by operating activities was primarily due to positive fluctuations in working capital balances during the three months ended March 31, 2015 when compared to the same period in the prior year, including the increase in deferred revenues associated with the South Texas Family Residential Center and routine timing differences in the collection of accounts receivables and in the payment of accounts payables, accrued salaries and wages, and other liabilities.

Investing Activities

Our cash flow used in investing activities was $91.6 million for the three months ended March 31, 2015 and was primarily attributable to capital expenditures during the three-month period of $77.9 million, including expenditures for facility development and expansions of $63.4 million primarily related to the aforementioned facility development projects, and $14.6 million for facility maintenance and information technology capital expenditures. In addition, cash flow used in investing activities during the three months ended March 31, 2015 included $16.3 million of capitalized lease payments related to the aforementioned South Texas Family Residential Center, reported in accordance with ASC 840-40-55, formerly Emerging Issues Task Force No. 97-10, “The Effect of Lessee Involvement in Asset Construction.” Our cash flow used in investing activities was $26.7 million for the three months ended March 31, 2014 and was primarily attributable to capital expenditures during the three-month period of $27.1 million, including expenditures for facility development and expansions of $18.5 million, and $8.6 million for facility maintenance and information technology capital expenditures.

Financing Activities

Cash flow used in financing activities was $26.0 million for the three months ended March 31, 2015 and was primarily attributable to dividend payments of $61.1 million. Additionally, cash flow used in financing activities included $9.3 million for the purchase and retirement of common stock that was issued in connection with equity-based compensation. These payments were partially offset by $40.0 million of net proceeds under our revolving credit facility during the three months ended March 31, 2015.

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

Our reconciliation of net income to FFO and Normalized FFO for the three months ended March 31, 2015 and 2014 is as follows (in thousands):

	For the Three Months Ended March 31,
	2015	2014
FUNDS FROM OPERATIONS:
Net income	$57,277	$51,738
Depreciation of real estate assets	21,272	21,077

Funds From Operations	78,549	72,815
Goodwill and other impairments, net of taxes	955	—

Normalized Funds From Operations	$79,504	$72,815

Contractual Obligations

The following schedule summarizes our contractual cash obligations by the indicated period as of March 31, 2015 (in thousands):

	Payments Due By Year Ended December 31,
	2015 (remainder)	2016	2017	2018	2019	Thereafter	Total
Long-term debt	$—	$—	$565,000	$—	$—	$675,000	$1,240,000
Interest on senior notes	29,594	29,594	29,594	29,594	29,594	63,358	211,328
Contractual facility developments and other commitments	57,925	—	—	—	—	—	57,925
South Texas Family Residential Center	93,407	92,056	73,412	53,733	—	—	312,608
Operating leases	2,471	520	531	541	552	1,428	6,043

Total contractual cash obligations	$183,397	$122,170	$668,537	$83,868	$30,146	$739,786	$1,827,904

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

We had $16.3 million of letters of credit outstanding at March 31, 2015 primarily to support our requirement to repay fees and claims under our workers’ compensation plan in the event we do not repay the fees and claims due in accordance with the terms of the plan. The letters of credit are renewable annually. We did not have any draws under any outstanding letters of credit during the three months ended March 31, 2015 or 2014.

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

Our primary market risk exposure is to changes in U.S. interest rates. We are exposed to market risk related to our revolving credit facility because the interest rate on our revolving credit facility is subject to fluctuations in the market. If the interest rate for our outstanding indebtedness under the revolving credit facility was 100 basis points higher or lower during the three months ended March 31, 2015, our interest expense, net of amounts capitalized, would have been increased or decreased by $1.4 million.

As of March 31, 2015, we had outstanding $325.0 million of senior notes due 2020 with a fixed interest rate of 4.125% and $350.0 million of senior notes due 2023 with a fixed interest rate of 4.625%. Because the interest rates with respect to these instruments are fixed, a hypothetical 100 basis point increase or decrease in market interest rates would not have a material impact on our financial statements.

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

There have been no material changes in our “Risk Factors” as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014.

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

CORRECTIONS CORPORATION OF AMERICA

Date: May 7, 2015	/s/ Damon T. Hininger
Damon T. Hininger
President and Chief Executive Officer

/s/ David M. Garfinkle
David M. Garfinkle
Executive Vice President, Chief Financial Officer, and Principal Accounting Officer