Form 10-Q
period 2015-06-30
CORRECTIONS CORP OF AMERICA
filed 2015-08-06
CIK 1070985

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: JUNE 30, 2015

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

Indicate the number of shares outstanding of each class of Common Stock as of July 31, 2015:

Shares of Common Stock, $0.01 par value per share: 117,119,202 shares outstanding.

CORRECTIONS CORPORATION OF AMERICA

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2015

PART I – FINANCIAL INFORMATION

ITEM 1. – FINANCIAL STATEMENTS.

CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED AND AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	June 30, 2015	December 31, 2014
ASSETS
Cash and cash equivalents	$41,069	$74,393
Restricted cash	1,641	—
Accounts receivable, net of allowance of $1,407 and $748, respectively	229,541	248,588
Current deferred tax assets	8,884	13,229
Prepaid expenses and other current assets	41,347	29,775

Total current assets	322,482	365,985
Property and equipment, net	2,755,292	2,658,628
Restricted cash	114	2,858
Investment in direct financing lease	1,992	3,223
Goodwill	15,155	16,110
Non-current deferred tax assets	4,035	2,301
Other assets	76,096	78,086

Total assets	$3,175,166	$3,127,191

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued expenses	$307,591	$317,566
Income taxes payable	1,086	1,368
Current liabilities of discontinued operations	—	54

Total current liabilities	308,677	318,988
Long-term debt	1,238,000	1,200,000
Deferred revenue	82,976	87,227
Other liabilities	64,352	39,476

Total liabilities	1,694,005	1,645,691

Commitments and contingencies
Preferred stock – $0.01 par value; 50,000 shares authorized; none issued and outstanding at June 30, 2015 and December 31, 2014, respectively	—	—
Common stock – $0.01 par value; 300,000 shares authorized; 117,119 and 116,764 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	1,171	1,168
Additional paid-in capital	1,752,646	1,748,303
Accumulated deficit	(272,656)	(267,971)

Total stockholders’ equity	1,481,161	1,481,500

Total liabilities and stockholders’ equity	$3,175,166	$3,127,191

The accompanying notes are an integral part of these consolidated financial statements.

CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED AND AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
REVENUES:	$459,295	$410,694	$885,295	$814,916

EXPENSES:
Operating	318,035	287,610	618,697	574,990
General and administrative	23,107	26,559	49,979	51,951
Depreciation and amortization	38,400	28,752	67,085	57,136
Asset impairments	—	2,238	955	2,238

	379,542	345,159	736,716	686,315

OPERATING INCOME	79,753	65,535	148,579	128,601

OTHER (INCOME) EXPENSE:
Interest expense, net	11,761	8,364	21,951	18,712
Other (income) expense	36	(613)	10	(1,000)

	11,797	7,751	21,961	17,712

INCOME BEFORE INCOME TAXES	67,956	57,784	126,618	110,889
Income tax expense	(2,653)	(2,052)	(4,038)	(3,419)

NET INCOME	$65,303	$55,732	$122,580	$107,470

BASIC EARNINGS PER SHARE	$0.56	$0.48	$1.05	$0.93

DILUTED EARNINGS PER SHARE	$0.55	$0.48	$1.04	$0.92

DIVIDENDS DECLARED PER SHARE	$0.54	$0.51	$1.08	$1.02

The accompanying notes are an integral part of these consolidated financial statements.

CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED AND AMOUNTS IN THOUSANDS)

	For the Six Months Ended June 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$122,580	$107,470
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	67,085	57,136
Asset impairments	955	2,238
Amortization of debt issuance costs and other non-cash interest	1,552	1,548
Deferred income taxes	2,611	93
Non-cash revenue and other income	(991)	(2,889)
Income tax benefit of equity compensation	(475)	(117)
Non-cash equity compensation	7,708	6,924
Other expenses and non-cash items	2,213	2,625
Changes in assets and liabilities, net:
Accounts receivable, prepaid expenses and other assets	6,124	(10,196)
Accounts payable, accrued expenses and other liabilities	5,692	(30,476)
Income taxes payable	193	(450)

Net cash provided by operating activities	215,247	133,906

CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for facility development and expansions	(112,548)	(27,750)
Expenditures for other capital improvements	(25,889)	(20,852)
Capitalized lease payments	(24,592)	—
Decrease in restricted cash	603	2,983
Proceeds from sale of assets	57	704
Decrease in other assets	1,922	2,041
Payments received on direct financing lease and notes receivable	1,091	967

Net cash used in investing activities	(159,356)	(41,907)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of debt	160,000	75,000
Principal repayments of debt	(122,000)	(85,000)
Payment of debt issuance and other refinancing and related costs	(134)	—
Dividends paid	(124,261)	(115,469)
Income tax benefit of equity compensation	475	117
Purchase and retirement of common stock	(9,432)	(2,803)
Decrease in restricted cash for dividends	500	—
Proceeds from exercise of stock options	5,637	4,852

Net cash used in financing activities	(89,215)	(123,303)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(33,324)	(31,304)
CASH AND CASH EQUIVALENTS, beginning of period	74,393	77,919

CASH AND CASH EQUIVALENTS, end of period	$41,069	$46,615

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest (net of amounts capitalized of $2,792 and $1,002 in 2015 and 2014, respectively)	$18,609	$19,912

Income taxes	$6,706	$8,697

The accompanying notes are an integral part of these consolidated financial statements.

CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2015

(UNAUDITED AND AMOUNTS IN THOUSANDS)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Par Value
Balance as of December 31, 2014	116,764	$1,168	$1,748,303	$(267,971)	$1,481,500
Net income	—	—	—	122,580	122,580
Retirement of common stock	(235)	(3)	(9,429)	—	(9,432)
Regular dividends declared on common stock ($1.08 per share)	—	—	—	(127,310)	(127,310)
Restricted stock compensation, net of forfeitures	(6)	—	7,188	45	7,233
Income tax benefit of equity compensation	—	—	475	—	475
Stock option compensation expense, net of forfeitures	—	—	475	—	475
Restricted stock grants	296	3	—	—	3
Stock options exercised	300	3	5,634	—	5,637

Balance as of June 30, 2015	117,119	$1,171	$1,752,646	$(272,656)	$1,481,161

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

JUNE 30, 2015

1.	ORGANIZATION AND OPERATIONS

Corrections Corporation of America (together with its subsidiaries, the “Company” or “CCA”) is the nation’s largest owner of privatized correctional and detention facilities and one of the largest prison operators in the United States. As of June 30, 2015, CCA owned or controlled 50 correctional and detention facilities, and managed an additional 12 facilities owned by its government partners, with a total design capacity of approximately 83,500 beds in 19 states and the District of Columbia.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers”, which establishes a single, comprehensive revenue recognition standard for all contracts with customers. For public reporting entities such as CCA, ASU 2014-09 was originally effective for interim and annual periods beginning after December 15, 2016 and early adoption of the ASU was not permitted. In July 2015, the FASB agreed to defer the effective date of the ASU for public reporting entities by one year, or to interim and annual periods beginning after December 15, 2017. Early adoption is now allowed as of the original effective date for public companies. CCA is reviewing the ASU to determine the potential impact it might have on the Company’s results of operations, cash flows, or financial position and its related financial statement disclosures, along with evaluating which transition method will be utilized upon adoption.

In April 2015, the FASB issued ASU 2015-03, “Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs”. Under the new standard, debt issuance costs, excluding those costs incurred related to revolving credit facilities as clarified by the SEC, will be presented as a direct deduction from the face amount of the related liability, rather than as a deferred charge, or asset, on the balance sheet as currently required. For public reporting entities such as CCA, guidance in ASU 2015-03 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. The unamortized balance of debt issuance costs, excluding those costs related to the $900.0 Million Revolving Credit Facility (as defined hereafter), amounted to $9.1 million and $9.5 million as of June 30, 2015 and December 31, 2014, respectively, and is reflected within other long-term assets in the accompanying consolidated balance sheet.

Fair Value of Financial Instruments

To meet the reporting requirements of Accounting Standards Codification (“ASC”) 825, “Financial Instruments”, regarding fair value of financial instruments, CCA calculates the estimated fair value of financial instruments using market interest rates, quoted market prices of similar instruments, or discounted cash flow techniques with observable Level 1 inputs for publicly traded debt and Level 2 inputs for all other financial instruments, as defined in ASC 820, “Fair Value Measurement”. At June 30, 2015 and December 31, 2014, there were no material differences between the carrying amounts and the estimated fair values of CCA’s financial instruments, other than as follows (in thousands):

	June 30, 2015		December 31, 2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Investment in direct financing lease	$4,382	$4,742	$5,473	$6,048
Note receivable from Agecroft Prison Management, Ltd.	$3,720	$6,479	$3,677	$6,539
Debt	$(1,238,000)	$(1,235,688)	$(1,200,000)	$(1,179,625)

Revenue Recognition – Multiple-Element Arrangement

In September 2014, CCA agreed under an expansion of an existing inter-governmental service agreement (“IGSA”) between the city of Eloy, Arizona and U.S. Immigration and Customs Enforcement (“ICE”) to provide residential space and services at the newly activated South Texas Family Residential Center. The amended IGSA qualifies as a multiple-element arrangement under the guidance in ASC 605, “Revenue Recognition”. CCA evaluates each deliverable in an arrangement to determine whether it represents a separate unit of accounting. A deliverable constitutes a separate unit of accounting when it has standalone value to the customer. ASC 605 requires revenue to be allocated to each unit of accounting based on a selling price hierarchy. The selling price for a deliverable is based on its vendor specific objective evidence (“VSOE”) of selling price, if available, third party evidence (“TPE”) if VSOE of selling price is not available, or estimated selling price (“ESP”) if neither VSOE of selling price nor TPE is available. CCA establishes VSOE of selling price using the price charged for a deliverable when sold separately. CCA establishes TPE of selling price by evaluating similar products or services in standalone sales to similarly situated customers. CCA establishes ESP based on management judgment considering internal factors such as margin objectives, pricing practices and controls, and market conditions. In arrangements with multiple elements, CCA allocates the transaction price to the individual units of accounting at inception of the arrangement based on their relative selling price.

3.	GOODWILL

ASC 350, “Intangibles-Goodwill and Other”, establishes accounting and reporting requirements for goodwill and other intangible assets. Goodwill was $15.2 million and $16.1 million as of June 30, 2015 and December 31, 2014, respectively. This goodwill was established in connection with the acquisition of Correctional Alternatives, Inc. (“CAI”) during the third quarter of 2013, and the acquisitions of two service companies during 2000.

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

In April 2015, CCA provided notice to the state of Louisiana that it will cease management of the Winn Correctional Center within 180 days, in accordance with the notice provisions of the contract. In anticipation of terminating the contract at this facility, CCA recorded an asset impairment of $1.0 million during the first quarter of 2015 for the write-off of goodwill associated with the Winn facility. CCA generated operating income, net of depreciation and amortization, of $0.3 million and $0.5 million at this facility for the three and six months ended June 30, 2014, respectively, and incurred an operating loss, net of depreciation and amortization and the goodwill impairment, of $2.0 million and $4.5 million for the three and six months ended June 30, 2015, respectively.

4.	REAL ESTATE TRANSACTIONS

Idle Facilities

During May 2015, the state of Vermont announced that it elected to not renew the contract that would have allowed for Vermont’s continued use of CCA’s owned and operated 816-bed Lee Adjustment Center. The contract expired on June 30, 2015. During the first six months of 2015, the offender population at the Lee Adjustment Center averaged 308 offenders, compared with 458 offenders during the same period in 2014. CCA idled the Lee Adjustment Center following the transfer of the offender population during June 2015, but will continue to market the facility to other customers. Upon receiving notice from the customer during the second quarter of 2015, CCA performed an impairment analysis of the Lee Adjustment Center property, which has a carrying value of $11.1 million as of June 30, 2015, and concluded that this asset has a recoverable value in excess of the carrying value.

CCA also has five additional idled facilities that are currently available and being actively marketed to other customers. The following table summarizes each of the idled facilities and their respective carrying values, excluding equipment and other assets that could generally be transferred and used at other facilities CCA owns without significant cost (dollars in thousands):

	Design Capacity	Date Idled	Net Carrying Values
Facility			June 30, 2015	December 31, 2014
Prairie Correctional Facility	1,600	2010	$18,168	$18,748
Huerfano County Correctional Center	752	2010	18,654	19,033
Diamondback Correctional Facility	2,160	2010	43,741	44,480
Otter Creek Correctional Center	656	2012	23,689	24,089
Marion Adjustment Center	826	2013	12,757	12,978
Lee Adjustment Center	816	2015	11,102	11,365

	6,810		$128,111	$130,693

During the three months ended June 30, 2015 and 2014, the idled facilities incurred approximately $1.6 million and $1.5 million, respectively, in combined operating expenses during the periods such facilities were idle. During both the six months ended June 30, 2015 and 2014, the idled facilities incurred approximately $3.4 million in combined operating expenses during the periods such facilities were idle. The operating expenses incurred in 2014 exclude the incremental expenses incurred in connection with the activation of the Diamondback facility which began in the third quarter of 2013 and continued until near the end of the second quarter of 2014, when anticipated opportunities to activate the facility were deferred.

CCA considers the cancellation of a contract as an indicator of impairment and tested each of the aforementioned facilities for impairment when it was notified by the respective customers that they would no longer be utilizing such facility. Upon notification of cancellation by the respective customers, CCA concluded in each case that no impairment had occurred. CCA updates the impairment analyses on an annual basis for each of the idled facilities and evaluates on a quarterly basis market developments for the potential utilization of each of these facilities in order to identify events that may cause CCA to reconsider its most recent assumptions. As a result of CCA’s analyses, CCA determined each of the six idled facilities to have recoverable values in excess of the corresponding carrying values.

Construction of New Facilities

In order to retain federal inmate populations CCA currently manages in the 1,154-bed San Diego Correctional Facility, CCA is constructing the 1,492-bed Otay Mesa Detention Center in San Diego. The existing San Diego Correctional Facility is subject to a ground lease with the County of San Diego. Under the provisions of the lease, the facility is divided into different premises whereby, pursuant to an amendment to the ground lease executed in January 2010, ownership of the entire facility reverts to the County upon expiration of the lease on December 31, 2015. As of June 30, 2015, CCA has invested approximately $147.1 million in the new facility. CCA expects to complete construction of the Otay Mesa Detention Center during the third quarter of 2015. CCA plans to utilize this new facility to house the existing federal inmate populations at the San Diego Correctional Facility.

In November 2013, CCA announced its decision to re-commence construction of a correctional facility in Trousdale County, Tennessee. CCA suspended construction of this facility in 2009 until it had greater clarity around the timing of a new contract. In

October 2013, Trousdale County received notice from the Tennessee Department of Corrections of its intent to partner with the County to develop a new correctional facility to house state of Tennessee inmates. In April 2014, CCA entered into an agreement with Trousdale County whereby CCA agreed to finance, design, build and operate a 2,552-bed facility to meet the responsibilities of a separate IGSA between Trousdale County and the state of Tennessee regarding correctional services. In July 2014, CCA received notice that Trousdale County and the state of Tennessee finalized the IGSA. The IGSA with the state of Tennessee includes a minimum monthly payment plus a per diem payment for each inmate housed in the facility in excess of 90% of the design capacity, provided that during a twenty-six week ramp period the minimum payment is based on the greater of the number of inmates actually at the facility or 90% of the beds available pursuant to the ramp schedule. As of June 30, 2015, CCA has invested approximately $114.0 million in the Trousdale Turner Correctional Center and construction is expected to be completed in the fourth quarter of 2015.

Activations

In September 2014, CCA announced that it had agreed under an expansion of an existing IGSA between the City of Eloy, Arizona and ICE to house up to 2,400 individuals at the South Texas Family Residential Center, a facility leased by CCA in Dilley, Texas. Services provided under the amended IGSA commenced in the fourth quarter of 2014, have a term of up to four years, and can be extended by bi-lateral modifications. The agreement provides for a fixed monthly payment in accordance with a graduated schedule. Under terms of the amended IGSA, ICE can terminate the agreement for convenience, without penalty, by providing CCA with at least a 90-day notice. In addition, terms allow for ICE to terminate the agreement with CCA at any time, without penalty, due to a non-appropriation of funds. In the event ICE elects to terminate the amended IGSA due to a non-appropriation of funds, CCA must provide a 60-day notice period to the lessor. Although CCA expects that ICE would provide advance notice, if ICE terminates the IGSA due to non-appropriation of funds without notice to CCA, CCA may not be able to provide a timely termination notice to the lessor and could, therefore, be subject to, among other termination payments, a penalty the equivalent of up to two months of payments due to the lessor, which would currently amount to approximately $13.7 million. ICE began housing the first residents at the facility in December 2014, and the site was completed during the second quarter of 2015.

Under the fixed monthly payment schedule of the amended IGSA, ICE agreed to pay CCA $70.0 million in two $35.0 million installments during the fourth quarter of 2014 and fixed monthly payments over the remaining months of the contract. As described in Note 2, CCA used the multiple-element arrangement guidance prescribed in ASC 605, “Revenue Recognition” in determining the total revenue to be recognized over the term of the amended IGSA. CCA determined that there were five distinct elements related to the amended IGSA with ICE. In the three and six months ended June 30, 2015, CCA recognized $65.8 million and $101.8 million, respectively, in revenue associated with the amended IGSA with the unrecognized balance of the fixed monthly payments reported in deferred revenue. The current portion of deferred revenue is reflected within accounts payable and accrued expenses while the long-term portion is reflected in deferred revenue in the accompanying consolidated balance sheet as of June 30, 2015.

Numerous lawsuits to which CCA is not a party have challenged the government’s policy of detaining immigrant families and ICE recently announced a policy change with regards to family detention that may shorten the duration of ICE detention for those who are awaiting further process before immigration courts. It is uncertain at this time what impact, if any, this policy change will have on the South Texas Family Residential Center. In one such lawsuit in the United States District Court for the Central District of California regarding a settlement agreement between ICE and a plaintiffs’ class consisting of detained minors, the court issued an order on July 24, 2015, that ICE must show cause as to why the settlement agreement should not be enforced. The result from the court’s order could require, among other things, ICE to release minors and their parents from unlicensed and secure facilities, which could impact the South Texas Family Residential Center. If ICE is not successful in showing cause as to why the settlement agreement should not be enforced, it is unknown at this time if ICE will appeal the ruling. The South Texas Family Residential Center has been operational since the fourth quarter of 2014. Any court decision or government action that impacts this contract could materially affect CCA’s financial condition and results of operations.

5.	DEBT

Debt outstanding as of June 30, 2015 and December 31, 2014 consists of the following (in thousands):

	June 30, 2015	December 31, 2014
$900.0 Million Revolving Credit Facility, principal due at maturity in December 2017 (extended to July 2020, as further described hereafter); interest payable periodically at variable interest rates. The weighted average rate at June 30, 2015 and December 31, 2014 was 2.0% and 1.9%, respectively.	$563,000	$525,000
4.625% Senior Notes, principal due at maturity in May 2023; interest payable semi-annually in May and November at 4.625%.	350,000	350,000
4.125% Senior Notes, principal due at maturity in April 2020; interest payable semi-annually in April and October at 4.125%.	325,000	325,000

	$1,238,000	$1,200,000

Revolving Credit Facility. During March 2013, CCA entered into an amended and restated $900.0 million senior secured revolving credit facility (the “$900.0 Million Revolving Credit Facility”). During July 2015, CCA further amended and restated the $900.0 Million Revolving Credit Facility to reduce by 0.25% the applicable margin of base rate and London Interbank Offered Rate (“LIBOR”) loans, incorporate a net debt concept for the consolidated secured leverage and consolidated total leverage ratios, extend the maturity from December 2017 to July 2020, and to increase the size of the “accordion” feature. CCA expects to capitalize approximately $2.2 million of new costs associated with the amendment in the third quarter of 2015. CCA also expects to report a charge of approximately $0.7 million during the third quarter of 2015 for the write-off of a portion of the existing loan costs associated with the facility.

Following the amendment executed in July 2015, the $900.0 Million Revolving Credit Facility has an aggregate principal capacity of $900.0 million and has an “accordion” feature that provides for uncommitted incremental extensions of credit in the form of increases in the revolving commitments or incremental term loans in an aggregate principal amount up to an additional $350.0 million as requested by CCA, subject to bank approval. At CCA’s option, interest on outstanding borrowings under the $900.0 Million Revolving Credit Facility is based on either a base rate plus a margin ranging from 0.00% to 0.75% or at LIBOR plus a margin ranging from 1.00% to 1.75% based on CCA’s leverage ratio. The $900.0 Million Revolving Credit Facility includes a $30.0 million sublimit for swing line loans that enables CCA to borrow at the base rate from the Administrative Agent without advance notice.

Based on CCA’s current leverage ratio, loans under the $900.0 Million Revolving Credit Facility bear interest at the base rate plus a margin of 0.25% or at LIBOR plus a margin of 1.25%, and a commitment fee equal to 0.30% of the unfunded balance. The $900.0 Million Revolving Credit Facility also has a $50.0 million sublimit for the issuance of standby letters of credit. As of June 30, 2015, CCA had $563.0 million in borrowings under the $900.0 Million Revolving Credit Facility as well as $14.1 million in letters of credit outstanding resulting in $322.9 million available under the $900.0 Million Revolving Credit Facility.

The $900.0 Million Revolving Credit Facility is secured by a pledge of all of the capital stock of CCA’s domestic subsidiaries, 65% of the capital stock of CCA’s foreign subsidiaries, all of CCA’s accounts receivable, and all of CCA’s deposit accounts. The $900.0 Million Revolving Credit Facility requires CCA to meet certain financial covenants, including, without limitation, a maximum total leverage ratio, a maximum secured leverage ratio, and a minimum fixed charge coverage ratio. As of June 30, 2015, CCA was in compliance with all such covenants. In addition, the $900.0 Million Revolving Credit Facility contains certain covenants that, among other things, limit the incurrence of additional indebtedness, acquisitions and other investments, payment of dividends and other customary restricted payments, transactions with affiliates, asset sales, mergers and consolidations, liquidations, prepayments and modifications of other indebtedness, liens and other encumbrances and other matters customarily restricted in such agreements. In addition, the $900.0 Million Revolving Credit Facility is subject to certain cross-default provisions with terms of CCA’s other indebtedness, and is subject to acceleration upon the occurrence of a change of control.

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

CCA also has the flexibility to issue additional debt or equity securities from time to time when the Company determines that market conditions and the opportunity to utilize the proceeds from the issuance of such securities are favorable.

6.	STOCKHOLDERS’ EQUITY

Dividends on Common Stock

During 2014 and the first six months of 2015, CCA’s Board of Directors declared the following quarterly dividends on its common stock:

Declaration Date	Record Date	Payable Date	Per Share
February 20, 2014	April 2, 2014	April 15, 2014	$0.51
May 15, 2014	July 2, 2014	July 15, 2014	$0.51
August 14, 2014	October 2, 2014	October 15, 2014	$0.51
December 11, 2014	January 2, 2015	January 15, 2015	$0.51
February 20, 2015	April 2, 2015	April 15, 2015	$0.54
May 14, 2015	July 2, 2015	July 15, 2015	$0.54

Future dividends will depend on CCA’s distribution requirements as a REIT, future earnings, capital requirements, financial condition, opportunities for alternative uses of capital, and on such other factors as the Board of Directors of CCA may consider relevant.

Stock Options

In the first six months of 2015 and during 2014, CCA elected not to issue stock options to its non-employee directors, officers, and executive officers as it had in years prior to 2013 and instead elected to issue all of its equity compensation in the form of restricted common stock and common stock units as described below. However, CCA continues to recognize stock option expense during the vesting period of stock options awarded in prior years. During the three months ended June 30, 2015 and 2014, CCA expensed $0.1 million and $0.4 million, respectively, net of estimated forfeitures, relating to its outstanding stock options, all of which was charged to general and administrative expenses. During the six months ended June 30, 2015 and 2014, CCA expensed $0.5 million and $1.0 million, respectively, net of estimated forfeitures, relating to its outstanding stock options, all of which was charged to general and administrative expenses. As of June 30, 2015, options to purchase 1.6 million shares of common stock were outstanding with a weighted average exercise price of $20.22.

Restricted Stock and Restricted Stock Units

During the first six months of 2015, CCA issued 438,000 shares of restricted common stock units (“RSUs”) to certain of its employees and non-employee directors, with an aggregate fair value of $17.5 million, including 385,000 RSUs to employees and non-employee directors whose compensation is charged to general and administrative expenses and 53,000 RSUs to employees whose compensation is charged to operating expense. During 2014, CCA issued 548,000 shares of RSUs to certain of its employees and non-employee directors, with an aggregate fair value of $17.8 million, including 478,000 RSUs to employees and non-employee directors whose compensation is charged to general and administrative expense and 70,000 RSUs to employees whose compensation is charged to operating expense.

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

During the three months ended June 30, 2015, CCA expensed $3.8 million, net of forfeitures, relating to restricted common stock and RSUs ($0.4 million of which was recorded in operating expenses and $3.4 million of which was recorded in general and administrative expenses). During the three months ended June 30, 2014, CCA expensed $3.2 million, net of forfeitures, relating to restricted common stock and RSUs ($0.4 million of which was recorded in operating expenses and $2.8 million of which was recorded in general and administrative expenses).

During the six months ended June 30, 2015, CCA expensed $7.2 million, net of forfeitures, relating to restricted common stock and RSUs ($0.8 million of which was recorded in operating expenses and $6.4 million of which was recorded in general and administrative expenses). During the six months ended June 30, 2014, CCA expensed $5.9 million, net of forfeitures, relating to restricted common stock and RSUs ($0.7 million of which was recorded in operating expenses and $5.2 million of which was recorded in general and administrative expenses). As of June 30, 2015, approximately 1.0 million shares of restricted common stock and RSUs remained outstanding and subject to vesting.

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

A reconciliation of the numerator and denominator of the basic earnings per share computation to the numerator and denominator of the diluted earnings per share computation is as follows (in thousands, except per share data):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
NUMERATOR
Basic:
Net income	$65,303	$55,732	$122,580	$107,470

Diluted:
Net income	$65,303	$55,732	$122,580	$107,470

DENOMINATOR
Basic:
Weighted average common shares outstanding	116,962	116,114	116,799	115,944

Diluted:
Weighted average common shares outstanding	116,962	116,114	116,799	115,944
Effect of dilutive securities:
Stock options	720	835	794	899
Restricted stock-based compensation	130	247	197	236

Weighted average shares and assumed conversions	117,812	117,196	117,790	117,079

BASIC EARNINGS PER SHARE	$0.56	$0.48	$1.05	$0.93

DILUTED EARNINGS PER SHARE	$0.55	$0.48	$1.04	$0.92

Approximately 16,000 stock options were excluded from the computation of diluted earnings per share for the three and six months ended June 30, 2014 because they were anti-dilutive. There were no stock options excluded from the computation of diluted earnings per share for the three and six months ended June 30, 2015.

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

CCA records litigation reserves related to certain matters for which it is probable that a loss has been incurred and the range of such loss can be estimated. Based upon management’s review of the potential claims and outstanding litigation and based upon management’s experience and history of estimating losses, and taking into consideration CCA’s self-insured retention amounts, management believes a loss in excess of amounts already recognized would not be material to CCA’s financial statements. In the opinion of management, there are no pending legal proceedings that would have a material effect on CCA’s consolidated financial position, results of operations, or cash flows. Any receivable for insurance recoveries is recorded separately from the corresponding litigation reserve, and only if recovery is determined to be probable. Adversarial proceedings and litigation are, however, subject to inherent uncertainties, and unfavorable decisions and rulings resulting from legal proceedings could occur which could have a material adverse impact on CCA’s consolidated financial position, results of operations, or cash flows for the period in which such decisions or rulings occur, or future periods. Expenses associated with legal proceedings may also fluctuate from quarter to quarter based on changes in CCA’s assumptions, new developments, or by the effectiveness of CCA’s litigation and settlement strategies.

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

In connection with the issuance of the revenue bonds, CCA is obligated, under a debt service deficit agreement, to pay the trustee of the bond’s trust indenture (the “Trustee”) amounts necessary to pay any debt service deficits consisting of principal and interest requirements (outstanding principal balance of $18.6 million at June 30, 2015 plus future interest payments). In the event the state of Tennessee, which is currently utilizing the facility to house certain inmates, exercises its option to purchase the correctional facility, CCA is also obligated to pay the difference between principal and interest owed on the bonds on the date set for the redemption of the bonds and amounts paid by the state of Tennessee for the facility plus all other funds on deposit with the Trustee and available for redemption of the bonds. Ownership of the facility reverts to the state of Tennessee in 2017 at no cost. Therefore, CCA does not currently believe the state of Tennessee will exercise its option to purchase the facility. At June 30, 2015, the outstanding principal balance of the bonds exceeded the purchase price option by $9.5 million.

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

CCA recorded an income tax expense of $2.7 million and $2.1 million for the three months ended June 30, 2015 and 2014, respectively. CCA recorded an income tax expense of $4.0 million and $3.4 million for the six months ended June 30, 2015 and 2014, respectively. As a REIT, CCA is entitled to a deduction for dividends paid, resulting in a substantial reduction in the amount of federal income tax expense it recognizes. Substantially all of CCA’s income tax expense is incurred based on the earnings generated by its TRSs. CCA’s overall effective tax rate is estimated based on its current projection of taxable income primarily generated in its TRSs. The Company’s consolidated effective tax rate could fluctuate in the future based on changes in estimates of taxable income, the relative amounts of taxable income generated by the TRSs and the REIT, the implementation of additional tax planning strategies, changes in federal or state tax rates or laws affecting tax credits available to the Company, changes in other tax laws, changes in estimates related to uncertain tax positions, or changes in state apportionment factors, as well as changes in the valuation allowance applied to the Company’s deferred tax assets that are based primarily on the amount of state net operating losses and tax credits that could expire unused.

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

CCA had no liabilities recorded for uncertain tax positions as of June 30, 2015. CCA recognizes interest and penalties related to unrecognized tax positions in income tax expense. CCA does not currently anticipate that the total amount of unrecognized tax positions will significantly increase or decrease in the next twelve months.

10.	SEGMENT REPORTING

As of June 30, 2015, CCA owned and managed 47 correctional and detention facilities, and managed 12 correctional and detention facilities it did not own. In addition, CCA owned three facilities that it leased to third-party operators. Management views CCA’s operating results in one operating segment. However, the Company has chosen to report financial performance segregated for (1) owned and managed correctional and detention facilities and (2) managed-only correctional and detention facilities as the Company believes this information is useful to users of the financial statements. Owned and managed facilities include the operating results of those facilities placed into service that were owned or controlled via a long-term lease and managed by CCA. Managed-only facilities include the operating results of those facilities owned by a third party and managed by CCA. The operating performance of the owned and managed and the managed-only correctional and detention facilities can be measured based on their net operating income. CCA defines facility net operating income as a facility’s operating income or loss from operations before interest, taxes, asset impairments, depreciation, and amortization.

The revenue and net operating income for the owned and managed and the managed-only facilities and a reconciliation to CCA’s operating income is as follows for the three and six months ended June 30, 2015 and 2014 (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Revenue:
Owned and managed	$396,053	$340,024	$760,017	$674,936
Managed-only	53,714	60,328	106,658	124,331

Total management revenue	449,767	400,352	866,675	799,267

Operating expenses:
Owned and managed	263,419	227,679	507,719	455,327
Managed-only	48,700	53,836	96,709	112,281

Total operating expenses	312,119	281,515	604,428	567,608

Facility net operating income:
Owned and managed	132,634	112,345	252,298	219,609
Managed-only	5,014	6,492	9,949	12,050

Total facility net operating income	137,648	118,837	262,247	231,659

Other revenue (expense):
Rental and other revenue	9,528	10,342	18,620	15,649
Other operating expense	(5,916)	(6,095)	(14,269)	(7,382)
General and administrative	(23,107)	(26,559)	(49,979)	(51,951)
Depreciation and amortization	(38,400)	(28,752)	(67,085)	(57,136)
Asset impairments	—	(2,238)	(955)	(2,238)

Operating income	$79,753	$65,535	$148,579	$128,601

The following table summarizes capital expenditures including accrued amounts for the three and six months ended June 30, 2015 and 2014 (amounts in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Capital expenditures:
Owned and managed	$70,527	$23,851	$153,361	$49,471
Managed-only	1,168	767	1,899	1,399
Corporate and other	1,986	1,845	9,600	2,877

Total capital expenditures	$73,681	$26,463	$164,860	$53,747

The total assets are as follows (in thousands):

	June 30, 2015	December 31, 2014
Assets:
Owned and managed	$2,820,603	$2,745,905
Managed-only	65,267	68,146
Corporate and other	289,296	313,140

Total assets	$3,175,166	$3,127,191

11.	CONDENSED CONSOLIDATING FINANCIAL STATEMENTS OF THE COMPANY AND SUBSIDIARIES

The following condensed consolidating financial statements of CCA and subsidiaries have been prepared pursuant to Rule 3-10 of Regulation S-X. These condensed consolidating financial statements have been prepared from the Company’s financial information on the same basis of accounting as the consolidated financial statements.

CONDENSED CONSOLIDATING BALANCE SHEET

As of June 30, 2015

(in thousands)

	Parent	Combined Subsidiary Guarantors	Consolidating Adjustments and Other	Total Consolidated Amounts
ASSETS
Cash and cash equivalents	$1,556	$39,513	$—	$41,069
Restricted cash	654	987	—	1,641
Accounts receivable, net of allowance	173,754	124,219	(68,432)	229,541
Current deferred tax assets	195	8,689	—	8,884
Prepaid expenses and other current assets	3,471	45,697	(7,821)	41,347

Total current assets	179,630	219,105	(76,253)	322,482
Property and equipment, net	2,505,428	249,864	—	2,755,292
Restricted cash	114	—	—	114
Investment in direct financing lease	1,992	—	—	1,992
Goodwill	—	15,155	—	15,155
Non-current deferred tax assets	—	4,410	(375)	4,035
Other assets	206,879	45,342	(176,125)	76,096

Total assets	$2,894,043	$533,876	$(252,753)	$3,175,166

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued expenses	$173,326	$210,484	$(76,219)	$307,591
Income taxes payable	77	1,009	—	1,086

Total current liabilities	173,403	211,493	(76,219)	308,677
Long-term debt	1,238,000	115,000	(115,000)	1,238,000
Non-current deferred tax liabilities	375	—	(375)	—
Deferred revenue	—	82,976	—	82,976
Other liabilities	1,104	63,248	—	64,352

Total liabilities	1,412,882	472,717	(191,594)	1,694,005

Total stockholders’ equity	1,481,161	61,159	(61,159)	1,481,161

Total liabilities and stockholders’ equity	$2,894,043	$533,876	$(252,753)	$3,175,166

CONDENSED CONSOLIDATING BALANCE SHEET

As of December 31, 2014

(in thousands)

	Parent	Combined Subsidiary Guarantors	Consolidating Adjustments and Other	Total Consolidated Amounts
ASSETS
Cash and cash equivalents	$12,337	$62,056	$—	$74,393
Accounts receivable, net of allowance	167,626	178,911	(97,949)	248,588
Current deferred tax assets	—	13,241	(12)	13,229
Prepaid expenses and other current assets	17,060	34,705	(21,990)	29,775

Total current assets	197,023	288,913	(119,951)	365,985
Property and equipment, net	2,459,053	199,575	—	2,658,628
Restricted cash	1,267	1,591	—	2,858
Investment in direct financing lease	3,223	—	—	3,223
Goodwill	—	16,110	—	16,110
Non-current deferred tax assets	—	2,778	(477)	2,301
Other assets	241,690	47,046	(210,650)	78,086

Total assets	$2,902,256	$556,013	$(331,078)	$3,127,191

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued expenses	$218,403	$205,213	$(106,050)	$317,566
Income taxes payable	195	1,173	—	1,368
Current deferred tax liabilities	13	—	(13)	—
Note payable to an affiliate	—	13,854	(13,854)	—
Current liabilities of discontinued operations	—	54	—	54

Total current liabilities	218,611	220,294	(119,917)	318,988
Long-term debt	1,200,000	115,000	(115,000)	1,200,000
Non-current deferred tax liabilities	477	—	(477)	—
Deferred revenue	—	87,227	—	87,227
Other liabilities	1,668	37,808	—	39,476

Total liabilities	1,420,756	460,329	(235,394)	1,645,691

Total stockholders’ equity	1,481,500	95,684	(95,684)	1,481,500

Total liabilities and stockholders’ equity	$2,902,256	$556,013	$(331,078)	$3,127,191

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the three months ended June 30, 2015

(in thousands)

	Parent	Combined Subsidiary Guarantors	Consolidating Adjustments and Other	Total Consolidated Amounts
REVENUES	$302,374	$372,948	$(216,027)	$459,295

EXPENSES:
Operating	221,956	312,106	(216,027)	318,035
General and administrative	6,699	16,408	—	23,107
Depreciation and amortization	20,275	18,125	—	38,400
Asset impairments	—	—	—	—

	248,930	346,639	(216,027)	379,542

OPERATING INCOME	53,444	26,309	—	79,753

OTHER (INCOME) EXPENSE:
Interest expense, net	8,254	3,507	—	11,761
Other (income) expense	(211)	111	136	36

	8,043	3,618	136	11,797

INCOME BEFORE INCOME TAXES	45,401	22,691	(136)	67,956
Income tax expense	(345)	(2,308)	—	(2,653)

INCOME BEFORE EQUITY IN SUBSIDIARIES	45,056	20,383	(136)	65,303
Income from equity in subsidiaries	20,247	—	(20,247)	—

NET INCOME	$65,303	$20,383	$(20,383)	$65,303

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the three months ended June 30, 2014

(in thousands)

	Parent	Combined Subsidiary Guarantors	Consolidating Adjustments and Other	Total Consolidated Amounts
REVENUES	$314,311	$314,508	$(218,125)	$410,694

EXPENSES:
Operating	225,389	280,346	(218,125)	287,610
General and administrative	8,253	18,306	—	26,559
Depreciation and amortization	20,108	8,644	—	28,752
Asset impairments	2,238	—	—	2,238

	255,988	307,296	(218,125)	345,159

OPERATING INCOME	58,323	7,212	—	65,535

OTHER (INCOME) EXPENSE:
Interest expense (income), net	8,809	(445)	—	8,364
Other (income) expense	(125)	(449)	(39)	(613)

	8,684	(894)	(39)	7,751

INCOME BEFORE INCOME TAXES	49,639	8,106	39	57,784
Income tax benefit (expense)	86	(2,138)	—	(2,052)

INCOME BEFORE EQUITY IN SUBSIDIARIES	49,725	5,968	39	55,732
Income from equity in subsidiaries	6,007	—	(6,007)	—

NET INCOME	$55,732	$5,968	$(5,968)	$55,732

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the six months ended June 30, 2015

(in thousands)

	Parent	Combined Subsidiary Guarantors	Consolidating Adjustments and Other	Total Consolidated Amounts
REVENUES	$605,414	$708,171	$(428,290)	$885,295

EXPENSES:
Operating	443,633	603,354	(428,290)	618,697
General and administrative	15,499	34,480	—	49,979
Depreciation and amortization	40,344	26,741	—	67,085
Asset impairments	—	955	—	955

	499,476	665,530	(428,290)	736,716

OPERATING INCOME	105,938	42,641	—	148,579

OTHER (INCOME) EXPENSE:
Interest expense, net	16,681	5,270	—	21,951
Other (income) expense	(40)	(10)	60	10

	16,641	5,260	60	21,961

INCOME BEFORE INCOME TAXES	89,297	37,381	(60)	126,618
Income tax expense	(521)	(3,517)	—	(4,038)

INCOME BEFORE EQUITY IN SUBSIDIARIES	88,776	33,864	(60)	122,580
Income from equity in subsidiaries	33,804	—	(33,804)	—

NET INCOME	$122,580	$33,864	$(33,864)	$122,580

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the six months ended June 30, 2014

(in thousands)

	Parent	Combined Subsidiary Guarantors	Consolidating Adjustments and Other	Total Consolidated Amounts
REVENUES	$620,559	$625,755	$(431,398)	$814,916

EXPENSES:
Operating	445,094	561,294	(431,398)	574,990
General and administrative	16,929	35,022	—	51,951
Depreciation and amortization	39,877	17,259	—	57,136
Asset impairments	2,238	—	—	2,238

	504,138	613,575	(431,398)	686,315

OPERATING INCOME	116,421	12,180	—	128,601

OTHER (INCOME) EXPENSE:
Interest expense, net	17,411	1,301	—	18,712
Other (income) expense	(163)	(528)	(309)	(1,000)

	17,248	773	(309)	17,712

INCOME BEFORE INCOME TAXES	99,173	11,407	309	110,889
Income tax expense	(134)	(3,285)	—	(3,419)

INCOME BEFORE EQUITY IN SUBSIDIARIES	99,039	8,122	309	107,470
Income from equity in subsidiaries	8,431	—	(8,431)	—

NET INCOME	$107,470	$8,122	$(8,122)	$107,470

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the six months ended June 30, 2015

(in thousands)

	Parent	Combined Subsidiary Guarantors	Consolidating Adjustments And Other	Total Consolidated Amounts
Net cash provided by operating activities	$100,465	$114,782	$—	$215,247
Net cash used in investing activities	(19,214)	(55,143)	(84,999)	(159,356)
Net cash provided by (used in) financing activities	(92,032)	(82,182)	84,999	(89,215)

Net decrease in cash and cash equivalents	(10,781)	(22,543)	—	(33,324)
CASH AND CASH EQUIVALENTS, beginning of period	12,337	62,056	—	74,393

CASH AND CASH EQUIVALENTS, end of period	$1,556	$39,513	$—	$41,069

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the six months ended June 30, 2014

(in thousands)

	Parent	Combined Subsidiary Guarantors	Consolidating Adjustments And Other	Total Consolidated Amounts
Net cash provided by (used in) operating activities	$147,625	$(13,719)	$—	$133,906
Net cash used in investing activities	(36,097)	(5,810)	—	(41,907)
Net cash provided by (used in) financing activities	(127,882)	4,579	—	(123,303)

Net decrease in cash and cash equivalents	(16,354)	(14,950)	—	(31,304)
CASH AND CASH EQUIVALENTS, beginning of period	31,647	46,272	—	77,919

CASH AND CASH EQUIVALENTS, end of period	$15,293	$31,322	$—	$46,615

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

This quarterly report on Form 10-Q contains statements as to our beliefs and expectations of the outcome of future events that are forward-looking statements as defined within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of current or historical fact contained herein, including statements regarding our future financial position, business strategy, budgets, projected costs and plans, and objectives of management for future operations, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “estimate,” “expect,” “intend,” “could,” “may,” “plan,” “projects,” “will,” and similar expressions, as they relate to us, are intended to identify forward-looking statements. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from the statements made. These include, but are not limited to, the risks and uncertainties associated with:

•	general economic and market conditions, including the impact governmental budgets can have on our per diem rates and occupancy;

•	fluctuations in operating results because of, among other things, changes in occupancy levels, competition, increases in costs of operations, fluctuations in interest rates, and risks of operations;

•	changes in the privatization of the corrections and detention industry and the public acceptance of our services;

•	our ability to obtain and maintain correctional facility management contracts, including, but not limited to, sufficient governmental appropriations, contract compliance, effects of inmate disturbances, and the timing of the opening of new facilities and the commencement of new management contracts as well as our ability to utilize current available beds and new capacity as development and expansion projects are completed;

•	increases in costs to develop or expand correctional facilities that exceed original estimates, or the inability to complete such projects on schedule as a result of various factors, many of which are beyond our control, such as weather, labor conditions, and material shortages, resulting in increased construction costs;

•	changes in government policy and in legislation and regulation of the corrections and detention industry that affect our business, including, but not limited to, California’s utilization of out-of-state private correctional capacity and the continued utilization of the South Texas Family Residential Center by U.S. Immigration and Customs Enforcement, or ICE, and the impact of any changes to immigration reform and sentencing laws (Our policy prohibits us from engaging in lobbying or advocacy efforts that would influence enforcement efforts, parole standards, criminal laws, and sentencing policies.);

•	our ability to meet and maintain qualification for taxation as a real estate investment trust, or REIT; and

•	the availability of debt and equity financing on terms that are favorable to us.

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

OVERVIEW

The Company

As of June 30, 2015, we owned or controlled 50 correctional and detention facilities and managed an additional 12 facilities owned by our government partners, with a total design capacity of approximately 83,500 beds in 19 states and the District of Columbia. We are a REIT specializing in owning, operating, and managing prisons and other correctional facilities and providing residential, community re-entry, and prisoner transportation services for governmental agencies. In addition to providing fundamental residential services, our facilities offer a variety of rehabilitation and educational programs, including basic education, faith-based services, life skills and employment training, and substance abuse treatment. These services are intended to reduce recidivism and to prepare offenders for their successful re-entry into society upon their release. We also provide or make available to offenders certain health care (including medical, dental, and mental health services), food services, and work and recreational programs.

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

Asset impairments. The primary risk we face for asset impairment charges, excluding goodwill, is associated with correctional facilities we own. As of June 30, 2015, we had $2.8 billion in property and equipment, including $128.1 million in long-lived assets, excluding equipment, at six idled correctional facilities, including the Lee Adjustment Center that was idled at the end of the second quarter of 2015. The impairment analyses we performed for each of these facilities excluded the net book value of equipment, as a substantial portion of the equipment is easily transferrable to other company-owned facilities without significant cost. The carrying values of the six idled facilities as of June 30, 2015 were as follows (in thousands):

Prairie Correctional Facility	$18,168
Huerfano County Correctional Center	18,654
Diamondback Correctional Facility	43,741
Otter Creek Correctional Center	23,689
Marion Adjustment Center	12,757
Lee Adjustment Center	11,102

$128,111

From the date each facility became idle, the idled facilities incurred combined operating expenses of approximately $1.6 million and $1.5 million for the three months ended June 30, 2015 and 2014, respectively. From the date each facility became idle, the idled facilities incurred combined operating expenses of approximately $3.4 million for both the six months ended June 30, 2015 and 2014. The 2014 amounts exclude expenses incurred in connection with the activation of the Diamondback Correctional Facility which began in the third quarter of 2013 and continued until near the end of the second quarter of 2014, as further described hereafter.

We evaluate the recoverability of the carrying values of our long-lived assets, other than goodwill, when events suggest that an impairment may have occurred. Such events primarily include, but are not limited to, the termination of a management contract or a significant decrease in inmate populations within a correctional facility we own or manage. Accordingly, we tested each of the aforementioned six currently idled facilities for impairment when we were notified by the respective customers that they would no longer be utilizing such facility.

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

By their nature, these estimates contain uncertainties with respect to the extent and timing of the respective cash flows due to potential delays or material changes to historical terms and conditions in contracts with prospective customers that could impact the estimate of cash flows. Notwithstanding the effects the recent economic downturn had on our customers’ demand for prison beds in the short-term which led to our decision to idle certain facilities, we believe the long-term trends favor an increase in the utilization of our correctional facilities and management services. This belief is based on our experience in operating in difficult economic environments and in working with governmental agencies faced with significant budgetary challenges, which is a primary contributing factor to the lack of appropriated funding since 2009 to build new bed capacity by the federal and state governments with which we partner.

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

Self-funded insurance reserves. As of June 30, 2015, we had $31.6 million in accrued liabilities for employee health, workers’ compensation, and automobile insurance claims. We are significantly self-insured for employee health, workers’ compensation, and automobile liability insurance claims. As such, our insurance expense is largely dependent on claims experience and our ability to control our claims. We have consistently accrued the estimated liability for employee health insurance claims based on our history of claims experience and the estimated time lag between the incident date and the date we pay the claims. We have accrued the estimated liability for workers’ compensation claims based on an actuarial valuation of the outstanding liabilities, discounted to the net present value of the outstanding liabilities, using a combination of actuarial methods used to project ultimate losses, and our automobile insurance claims based on estimated development factors on claims incurred. The liability for employee health, workers’ compensation, and automobile insurance includes estimates for both claims incurred and for claims incurred but not reported. These estimates could change in the future. It is possible that future cash flows and results of operations could be materially affected by changes in our assumptions, new developments, or by the effectiveness of our strategies.

Legal reserves. As of June 30, 2015, we had $5.1 million in accrued liabilities related to certain legal proceedings in which we are involved. We have accrued our best estimate of the probable costs for the resolution of these claims based on a range of potential outcomes. In addition, we are subject to current and potential future legal proceedings for which little or no accrual has been reflected because our current assessment of the potential exposure is nominal. These estimates have been developed in consultation with our General Counsel’s office and, as appropriate, outside counsel handling these matters, and are based upon an analysis of potential results, assuming a combination of litigation and settlement strategies. It is possible that future cash flows and results of operations could be materially affected by changes in our assumptions, new developments, or by the effectiveness of our strategies.

RESULTS OF OPERATIONS

Our results of operations are impacted by the number of facilities we owned and managed, the number of facilities we managed but did not own, the number of facilities we leased to other operators, and the facilities we owned that were not in operation. The following table sets forth the changes in the number of facilities operated for the periods presented:

	Effective Date	Owned and Managed	Managed Only	Leased	Total
Facilities as of December 31, 2013		49	16	4	69

Termination of the management contracts for the Bay, Graceville and Moore Haven Correctional Facilities	January 2014	—	(3)	—	(3)
Termination of the contract at the North Georgia Detention Center	February 2014	(1)	—	—	(1)
Termination of the management contract for the Idaho Correctional Center	July 2014	—	(1)	—	(1)
Sale of the Houston Educational Facility	November 2014	—	—	(1)	(1)
Activation of the South Texas Family Residential Center	October 2014	1	—	—	1

Facilities as of December 31, 2014		49	12	3	64

Impairment of non-core assets	January 2015	(2)	—	—	(2)

Facilities as of June 30, 2015		47	12	3	62

Three and Six Months Ended June 30, 2015 Compared to the Three and Six Months Ended June 30, 2014

Net income was $65.3 million, or $0.55 per diluted share, for the three months ended June 30, 2015, compared with net income of $55.7 million, or $0.48 per diluted share, for the three months ended June 30, 2014. During the six months ended June 30, 2015, we generated net income of $122.6 million, or $1.04 per diluted share, compared with net income of $107.5 million, or $0.92 per diluted share, for the six months ended June 30, 2014. Net income was favorably impacted during the three and six months ended June 30, 2015 most notably by the activation of the South Texas Family Residential Center in the fourth quarter of 2014, as further described hereafter.

Net income was negatively impacted during the three and six months ended June 30, 2014 by the $2.2 million asset impairment, net of taxes, or $0.02 per diluted share for both periods, at the Houston Educational Facility. As a result of the potential sale of the facility, we recorded the non-cash impairment in the second quarter of 2014 to write-down the book value of the facility to the estimated fair value. We ultimately closed on the sale of the facility during the fourth quarter of 2014.

Facility Operations

A key performance indicator we use to measure the revenue and expenses associated with the operation of the facilities we own or manage is expressed in terms of a compensated man-

day, which represents the revenue we generate and expenses we incur for one offender for one calendar day. Revenue and expenses per compensated man-day are computed by dividing facility revenue and expenses by the total number of compensated man-days during the period. A compensated man-day represents a calendar day for which we are paid for the occupancy of an offender. We believe the measurement is useful because we are compensated for operating and managing facilities at an offender per-diem rate based upon actual or minimum guaranteed occupancy levels. We also measure our ability to contain costs on a per-compensated man-day basis, which is largely dependent upon the number of offenders we accommodate. Further, per compensated man-day measurements are also used to estimate our potential profitability based on certain occupancy levels relative to design capacity. Revenue and expenses per compensated man-day for all of the facilities placed into service that we owned or managed, exclusive of those held for lease, were as follows for the three and six months ended June 30, 2015 and 2014:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Revenue per compensated man-day	$72.79	$61.95	$71.50	$61.89
Operating expenses per compensated man-day:
Fixed expense	36.98	32.08	36.34	32.58
Variable expense	15.26	11.28	14.41	11.15

Total	52.24	43.36	50.75	43.73

Operating income per compensated man-day	$20.55	$18.59	$20.75	$18.16

Operating margin	28.2%	30.0%	29.0%	29.3%

Average compensated occupancy	84.9%	84.9%	84.5%	84.6%

Average available beds	79,980	83,674	79,262	84,334

Average compensated population	67,902	71,014	66,971	71,354

Fixed expenses per compensated man-day for the three and six months ended June 30, 2015 include depreciation expense of $8.5 million and interest expense of $2.2 million in order to more properly reflect the cash flows associated with the lease at the South Texas Family Residential Center. The calculations of expenses per compensated man-day exclude expenses incurred during the three and six months ended June 30, 2014 for start-up efforts associated with the Diamondback facility because of the distorted impact they have on the statistics. The Diamondback expenses were incurred in connection with the activation of the facility in anticipation of a new contract. As further described hereafter, in April 2014, we made the decision to once again idle the facility in the absence of a definitive contract. The de-activation was completed near the end of the second quarter of 2014.

Revenue

Total revenue consists of revenue we generate in the operation and management of correctional and detention facilities, as well as rental revenue generated from facilities we lease to third-party operators, and from our inmate transportation subsidiary. The following tables reflect the components of revenue for the three and six months ended June 30, 2015 and 2014 (in millions):

	For the Three Months Ended June 30,
	2015	2014	$ Change	% Change
Management revenue:
Federal	$236.3	$178.2	$58.1	32.6%
State	183.8	190.7	(6.9)	(3.6%)
Local	16.3	16.8	(0.5)	(3.0%)
Other	13.4	14.7	(1.3)	(8.8%)

Total management revenue	449.8	400.4	49.4	12.3%
Rental and other revenue	9.5	10.3	(0.8)	(7.8%)

Total revenue	$459.3	$410.7	$48.6	11.8%

	For the Six Months Ended June 30,
	2015	2014	$ Change	% Change
Management revenue:
Federal	$439.5	$352.7	$86.8	24.6%
State	368.4	384.6	(16.2)	(4.2%)
Local	32.5	33.4	(0.9)	(2.7%)
Other	26.3	28.6	(2.3)	(8.0%)

Total management revenue	866.7	799.3	67.4	8.4%
Rental and other revenue	18.6	15.6	3.0	19.2%

Total revenue	$885.3	$814.9	$70.4	8.6%

The $49.4 million, or 12.3%, increase in revenue associated with the operation and management of correctional and detention facilities during the second quarter of 2015 compared with the second quarter of 2014 consisted of an increase in revenue of approximately $66.9 million resulting from an increase of 17.5% in average revenue per compensated man-day, partially offset by a decrease in revenue of approximately $17.5 million caused by a decrease in the average daily compensated population from 2014 to 2015. The $67.4 million, or 8.4%, increase in revenue associated with the operation and management of correctional and detention facilities during the six months ended June 30, 2015 compared with the same period in the prior year consisted of an increase in revenue of approximately $116.5 million resulting from an increase of 15.5% in average revenue per compensated man-day, partially offset by a decrease in revenue of approximately $49.1 million caused by a decrease in the average daily compensated population from 2014 to 2015. Most notably, the increase in average revenue per compensated man-day in both periods was a result of the activation of the South Texas Family Residential Center in the fourth quarter of 2014, as further described hereafter. Per diem increases at several of our other facilities also contributed to the increase in average revenue per compensated man-day from 2014 to 2015.

Average daily compensated population decreased 3,112, or 4.4%, from 71,014 during the three months ended June 30, 2014 to 67,902 during the three months ended June 30, 2015, while average daily compensated population for the six months ended June 30, 2015 decreased 4,383 from the comparable period in 2014. The decline in average compensated population in both periods primarily resulted from the expiration of our contract at the Idaho Correctional Center after the state of Idaho assumed management of the facility effective July

1, 2014. In addition, the decline in average compensated population during the six-month period resulted from the expiration of our contracts at the Bay Correctional Facility, Graceville Correctional Facility, and Moore Haven Correctional Facility, collectively referred to herein as the “Three Florida Facilities,” after the Florida Department of Management Services, or DMS, awarded the management of these contracts to another operator effective January 31, 2014. Combined, these four facilities generated facility net operating losses of $0.9 million and $1.9 million during the time they were active in the three and six months ended June 30, 2014, respectively. The decline in average compensated population in both the three- and six-month periods was also a result of the expiration of our contract with the Federal Bureau of Prisons, or BOP, at our Northeast Ohio Correctional Center effective May 31, 2015, and due to a decline in California inmates held in our out-of-state facilities, both as further described hereafter. A decline in federal populations at certain of our other facilities also contributed to the decrease in average compensated population from 2014 to 2015. The decline in average compensated population in both periods was partially offset by an increase in populations at our newly activated South Texas Family Residential Center and at our Red Rock Correctional Center, both as further described hereafter.

Business from our federal customers, including primarily the BOP, the United States Marshals Service, or USMS, and ICE, continues to be a significant component of our business. Our federal customers generated approximately 53% and 45% of our total management revenue for the three months ended June 30, 2015 and 2014, respectively, increasing $58.1 million, or 32.6%. Our federal customers generated approximately 51% and 44% of our total management revenue for the six months ended June 30, 2015 and 2014, respectively, increasing $86.8 million, or 24.6%. The increase in federal revenues in both periods primarily resulted from the activation of the South Texas Family Residential Center in the fourth quarter of 2014, as further described hereafter, and per diem increases at several of our other facilities, partially offset by a decline in federal populations at several facilities, including the BOP population at our Northeast Ohio Correctional Center, as further described hereafter.

State revenues from facilities that we manage decreased 3.6% from the second quarter of 2014 to the second quarter of 2015, and decreased 4.2% from the six months ended June 30, 2014 to the same period in 2015 primarily as a result of the expiration of our contracts at the Idaho Correctional Center effective July 1, 2014 and, for the six-month period, at the Three Florida Facilities effective January 31, 2014. The decrease in state revenues in both the three- and six-month periods was also a result of a decline in California inmates held in our out-of-state facilities, as further described hereafter. The decrease in state revenues was partially offset by an increase in revenue at our Red Rock Correctional Center in Arizona, as further described hereafter.

Several of our state partners are projecting improvements in their budgets which has resulted in our ability to secure recent per diem increases at certain facilities. However, all of our state partners have balanced budget requirements, which may force them to further reduce their expenses if their tax revenues, which typically lag the overall economy, do not meet their expectations. Actions to manage their expenses could include reductions in inmate populations.

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

Rental and other revenue during the six months ended June 30, 2015 increased when compared to the same period in the prior year as a result of a contract adjustment by one of our government partners previously disclosed in the fourth quarter of 2013. The contract adjustment resulted in an accrual of $13.0 million of revenue and an equal accrual of operating expenses during the fourth quarter of 2013, which were revised to $9.0 million during the first quarter of 2014, resulting in the reduction of both revenue and operating expenses by $4.0 million in the first quarter of 2014.

Operating Expenses

Operating expenses totaled $318.0 million and $287.6 million for the three months ended June 30, 2015 and 2014, respectively, while operating expenses for the six months ended June 30, 2015 and 2014 totaled $618.7 million and $575.0 million, respectively. Operating expenses consist of those expenses incurred in the operation and management of correctional and detention facilities, as well as at facilities we lease to third-party operators, and for our inmate transportation subsidiary.

Expenses incurred in connection with the operation and management of correctional and detention facilities increased $30.6 million, or 10.9% during the second quarter of 2015 compared with the same period in 2014. Operating expenses increased $36.8 million, or 6.5% during the first six months of 2015 compared with the same period in 2014. Similar to our increase in revenues, operating expenses in both periods increased most notably as a result of the activation of our South Texas Family Residential Center in the fourth quarter of 2014, as further described hereafter, partially offset by the expiration of our BOP contract at our Northeast Ohio Correctional Center effective May 31, 2015, and our contracts at the Idaho Correctional Center effective July 1, 2014 and, for the six-month period, at the Three Florida Facilities effective January 31, 2014.

Fixed expenses per compensated man-day increased to $36.98 during the three months ended June 30, 2015 from $32.08 during the three months ended June 30, 2014. Fixed expenses per compensated man-day increased to $36.34 during the six months ended June 30, 2015 from $32.58 during the same period in 2014. Fixed expenses per compensated man-day for the three and six months ended June 30, 2015 include depreciation expense of $8.5 million and interest expense of $2.2 million in order to more properly reflect the cash flows associated with the lease at the South Texas Family Residential Center. In total, fixed expenses at the now fully constructed 2,400-bed South Texas Family Residential Center contributed to increases of $3.07 and $2.24 per compensated man-day for the three and six months ended June 30, 2015, respectively.

Fixed expenses per compensated man-day also increased due to an increase in salaries and benefits per compensated man-day of $2.88 and $2.45 for the three- and six-month periods, respectively. The increase in salaries and benefits per compensated man-day in both periods resulted primarily from a higher average wage rate at our South Texas Family Residential Center, which accounted for increases of $1.22 and $1.16 per compensated man-day for the three- and six-month periods, respectively. The increase in salaries and benefits per compensated man-day was also due to more favorable claims experience in our employee self-insured medical plan in the prior year, and as a result of wage increases implemented during 2014. As the economy has improved, we have experienced wage pressures in certain markets across the country. We continually monitor compensation levels very closely along with overall economic conditions and will set wage levels necessary to help ensure the long-term success of our business. Salaries and benefits represent the most significant component of our operating expenses, representing approximately 62% of our total operating expenses during 2014 and 60% for the first six months of 2015.

Variable expenses per compensated man-day increased $3.98 and $3.26, respectively, during the three and six months ended June 30, 2015 from the same periods in the prior year. The increase in both periods was primarily due to expenses associated with activating our South Texas Family Residential Center, and due to an increase in litigation costs and other variable expenses. Variable expenses at the South Texas Family Residential Center accounted for increases of $3.04 and $2.52 per compensated man-day for the three- and six-month periods, respectively.

Operating expenses also increased from the six months ended June 30, 2014 to the six months ended June 30, 2015 as a result of the contract adjustment by one of our government partners which reduced both revenue and operating expenses by $4.0 million in the first quarter of 2014, as previously described. In addition, operating expenses in the first quarter of 2015 included a $3.0 million bad debt charge associated with a facility we no longer manage.

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

During December 2014, the BOP announced that it elected not to renew its contract with us at our owned and operated 2,016-bed Northeast Ohio Correctional Center with a net carrying value of $32.2 million as of June 30, 2015. The contract with the BOP at this facility expired on May 31, 2015. We expect to continue to house USMS detainees at this facility pursuant to a separate contract that expires December 31, 2016, while we continue to market the space that became available.

In April 2015, we provided notice to the state of Louisiana that we will cease management of the managed-only contract at the state-owned 1,538-bed Winn Correctional Center within 180 days, in accordance with the notice provisions of the contract. We generated facility net operating income at this facility of $0.4 million and $0.6 million for the three and six months ended June 30, 2014, respectively, and incurred a facility net operating loss of $1.6 million and $2.9 million for the three and six months ended June 30, 2015, respectively. In anticipation of terminating the contract at this facility, we also recorded an asset impairment of $1.0 million during the first quarter of 2015 for the write-off of goodwill associated with the Winn facility.

During May 2015, the state of Vermont announced that it elected to not renew the contract that would have allowed for Vermont’s continued use of our owned and operated 816-bed Lee Adjustment Center. The contract expired on June 30, 2015. During the first six months of 2015, the offender population at the Lee Adjustment Center averaged 308 offenders, compared with 458 offenders during the same period in 2014. We generated facility net operating income at this facility of $0.2 million and $0.3 million for the three and six months ended June 30, 2014, respectively. We incurred a facility net operating loss at the Lee Adjustment Center of $0.8 million and $1.2 million for the three and six months ended June 30, 2015, respectively. The net carrying value of the Lee Adjustment Center was $11.1 million as of June 30, 2015.

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Owned and Managed Facilities:
Revenue per compensated man-day	$81.39	$68.71	$79.91	$68.89
Operating expenses per compensated man-day:
Fixed expense	39.84	34.18	39.05	34.74
Variable expense	16.49	11.56	15.45	11.45

Total	56.33	45.74	54.50	46.19

Operating income per compensated man-day	$25.06	$22.97	$25.41	$22.70

Operating margin	30.8%	33.4%	31.8%	33.0%

Average compensated occupancy	82.8%	82.1%	82.3%	81.7%

Average available beds	64,544	66,222	63,826	66,222

Average compensated population	53,474	54,384	52,548	54,126

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Managed Only Facilities:
Revenue per compensated man-day	$40.91	$39.86	$40.86	$39.87
Operating expenses per compensated man-day:
Fixed expense	26.38	25.23	26.44	25.78
Variable expense	10.72	10.35	10.60	10.23

Total	37.10	35.58	37.04	36.01

Operating income per compensated man-day	$3.81	$4.28	$3.82	$3.86

Operating margin	9.3%	10.7%	9.3%	9.7%

Average compensated occupancy	93.5%	95.3%	93.4%	95.1%

Average available beds	15,436	17,452	15,436	18,112

Average compensated population	14,428	16,630	14,423	17,228

Owned and Managed Facilities

Facility net operating income, or the operating income or loss from operations before interest, taxes, asset impairments, depreciation and amortization, at our owned and managed facilities increased by $20.3 million, from $112.3 million during the second quarter of 2014 to $132.6 million during the second quarter of 2015, an increase of 18.1%. Facility net operating income at our owned and managed facilities increased by $32.7 million, from $219.6 million during the six months ended June 30, 2014 to $252.3 million during the six months ended June 30, 2015, an increase of 14.9%. Facility net operating income at our owned and managed facilities in the three and six months ended June 30, 2015 was favorably impacted by the activation of the South Texas Family Residential Center, as further described hereafter. The aforementioned $10.7 million of depreciation and interest expense associated with the lease at the South Texas Family Residential Center is not included in the facility net operating income amounts reported above, but is included in the per compensated man-day statistics.

In September 2014, we announced that we agreed under an expansion of an existing inter-governmental service agreement, or IGSA, between the City of Eloy, Arizona, and ICE to house up to 2,400 individuals at the South Texas Family Residential Center, a facility we lease in Dilley, Texas. The expanded agreement gives ICE additional capacity to accommodate the influx of Central American female adults with children arriving illegally on the Southwest border while they await the outcome of immigration hearings. As part of the agreement, we are responsible for providing space and residential services in an open and safe environment which offers residents indoor and outdoor recreational activities, counseling, group interaction, and access to religious and legal services. In addition, we provide educational programs through a third party and food services through the lessor. ICE Health Service Corps, a division of ICE, is responsible for medical services provided to residents. The new services provided under the amended IGSA commenced in the fourth quarter of 2014, have a term of up to four years, and can be extended by bi-lateral modifications. However, ICE can also terminate the agreement for convenience, without penalty, by providing us with at least a 90-day notice. In addition, terms allow for ICE to terminate the agreement with us at any time, without penalty, due to a non-appropriation of funds.

We lease the South Texas Family Residential Center and the site upon which it was constructed from a third-party lessor. Our lease agreement with the lessor is over a period co-terminus with the aforementioned amended IGSA with ICE. ICE began housing the first residents at the facility in the fourth quarter of 2014, and the site was completed during the second quarter of 2015. The agreement provides for a fixed monthly payment in accordance with a graduated schedule. In accordance with the multiple-element arrangement guidance, a portion of the fixed monthly payments is recognized as lease and service revenue. In the three and six months ended June 30, 2015, we recognized $65.9 million and $101.9 million, respectively, in total revenue associated with the facility. The expanded agreement with ICE had a favorable impact on the revenue and net operating income of our owned and managed facilities during the three and six months ended June 30, 2015 and is expected to continue to have a favorable impact on our financial results at operating margins comparable to those of our average owned and managed operating margins.

Numerous lawsuits to which we are not a party have challenged the government’s policy of detaining immigrant families and ICE recently announced a policy change with regards to family detention that may shorten the duration of ICE detention for those who are awaiting further process before immigration courts. It is uncertain at this time what impact, if any, this policy change will have on the South Texas Family Residential Center. In one such lawsuit in the United States District Court for the Central District of California regarding a settlement agreement between ICE and a plaintiffs’ class consisting of detained minors, the court issued an order on July 24, 2015, that ICE must show cause as to why the settlement agreement should not be enforced. The result from the court’s order could require, among other things, ICE to release minors and their parents from unlicensed and secure facilities, which could impact the South Texas Family Residential Center. If ICE is not successful in showing cause as to why the settlement agreement should not be enforced, it is unknown at this time if ICE will appeal the ruling. The South Texas Family Residential Center has been operational since the fourth quarter of 2014. Any court decision or government action that impacts this contract could materially affect our financial condition and results of operations.

In September 2012, we announced that we were awarded a new management contract from the Arizona Department of Corrections to house up to 1,000 medium-security inmates at our 1,596-bed Red Rock Correctional Center in Arizona. The management contract, which commenced in January 2014, contains an initial term of ten years, with two five-year renewal options upon mutual agreement and provides an occupancy guarantee of 90% of the contracted beds, was implemented in two phases. The government partner included the occupancy guarantee in its Request For Proposal, or RFP, in order to guarantee its access to the beds. We received approximately 500 inmates from Arizona during the first quarter of 2014 and received approximately 500 additional inmates during the first quarter of 2015. Revenue and facility net operating income increased by $3.0 million and $1.3 million, respectively, from the second quarter of 2014 to the second quarter of 2015, and increased by $5.8 million and $2.9 million, respectively, from the first six months of 2014 to the same period in 2015 as a result of this additional population. In July 2015, we entered into a temporary agreement with the state of Arizona to house approximately 560 inmates for a period not to exceed 180 days. We expect this agreement to have a favorable impact on our financial results for the second half of 2015.

In May 2011, in response to a lawsuit brought by inmates against the state of California, the U.S. Supreme Court upheld a lower court ruling issued by a three judge panel requiring California to reduce its inmate population to 137.5% of its capacity. In an effort to meet the Federal court ruling, the state of California enacted legislation that shifted the responsibilities for housing certain lower level inmates from state government to local jurisdictions. This realignment plan commenced on October 1, 2011 and, along with other actions to reduce inmate populations, has resulted in a reduction in state inmate populations of approximately 33,000 as of June 30, 2015. As of June 30, 2015, the adult inmate population held in state of California institutions met the Federal court order at approximately 134.5% of capacity, or approximately 111,000 inmates, which did not include the California inmates held in our out-of-state facilities.

We expect a decline in California inmates housed in certain of our facilities located outside the state of California as a result of decreases in inmate populations within the State’s correctional system. During the first quarter of 2015, the adult inmate population held in state of California institutions met the Federal court order to reduce inmate populations below 137.5% of its capacity. Inmate populations in the state have continued to decline below the court ordered capacity limit which has resulted in declining inmate populations in the out-of–state program. During the quarters ended June 30, 2015 and 2014, we housed an average daily population of 8,037 and 8,668 inmates, respectively, from the state of California as a partial solution to the State’s overcrowding. As of July 31, 2015, we housed approximately 7,000 inmates from the state of California. While we expect a reduction in the program, we believe our contract with the state of California will continue beyond the next state fiscal year as we have been an important solution in the State’s efforts to address overcrowding and comply with court mandates. However, we can provide no assurance that our contract will continue beyond its expiration in June 2016. Approximately 13% and 14% of our total revenue for the six months ended 2015 and 2014, respectively, was generated from the California Department of Corrections and Rehabilitation, or CDCR, including revenue generated at our California City facility under a lease agreement that commenced December 1, 2013. An elimination of the use of our out-of-state solutions by the state of California would have a significant adverse impact on our financial position, results of operations, and cash flows.

During the third quarter of 2013, we began hiring staff at the Diamondback Correctional Facility in order to reactivate the facility for future operations. Our decision to activate the facility was made as a result of potential need for additional beds by certain state customers. In January 2014, the state of Oklahoma issued an RFP for bed capacity in the state of Oklahoma and anticipated that an award announcement would be made in the second quarter of 2014. When it became evident the contract would not be awarded and commence in the near-term, we made the decision to re-idle the facility. The de-activation was completed near the end of the second quarter of 2014. In the preceding table, the calculations of expenses per man-day exclude expenses incurred during the three and six months ended June 30, 2014 for the Diamondback facility because of the distorted impact they have on the statistics.

Managed-Only Facilities

Total revenue at our managed-only facilities decreased $6.6 million, from $60.3 million during the second quarter of 2014 to $53.7 million during the second quarter of 2015, and decreased $17.7 million, from $124.3 million during the six months ended June 30, 2014 to $106.7 million during the six months ended June 30, 2015. The decrease in revenues at our managed-only facilities was largely the result of the expiration of our contracts at the Idaho Correctional Center effective July 1, 2014 and, for the six-month period, at the Three Florida Facilities effective January 31, 2014. Revenue per compensated man-day increased to $40.91 from $39.86, or 2.6%, for the second quarter of 2015 compared with the same period in the prior year, and to $40.86 from $39.87, or 2.5%, for the six months ended June 30, 2015 compared with the same period in the prior year. Operating expenses per compensated man-day increased to $37.10 during the second quarter of 2015 from $35.58 during the same period in the prior year, and to $37.04 during the six months ended June 30, 2015 from $36.01 during the same period in the prior year. Facility net operating income at our managed-only facilities decreased $1.5 million, from $6.5 million during the three months ended June 30, 2014 to $5.0 million during the three months ended June 30, 2015, and decreased $2.1 million, from $12.1 million during the six months ended June 30, 2014 to $9.9 million during the six months ended June 30, 2015.

During the third quarter of 2013, the state of Idaho reported that they expected to solicit bids for the management of the Idaho Correctional Center upon the expiration of our contract in June 2014. During the third quarter of 2013, we decided not to submit a bid for the continued management of this facility. The state announced in early 2014 that it would assume management of the facility effective July 1, 2014. The transition of our operations to the state of Idaho was completed successfully on July 1, 2014. This facility incurred a facility net operating loss of $0.9 million and $1.9 million during the three and six months ended June 30, 2014, respectively.

We expect the managed-only business to remain competitive and we will only pursue opportunities for managed-only business where we are sufficiently compensated for the risk associated with this competitive business. Further, we may terminate existing contracts from time to time when we are unable to achieve per diem increases that offset increasing expenses and enable us to maintain safe, effective operations. In April 2015, we provided notice to the state of Louisiana that we will cease management of the 1,538-bed Winn Correctional Center within 180 days, in accordance with the notice provisions of the contract.

We generated facility net operating income at this facility of $0.4 million and $0.6 million for the three and six months ended June 30, 2014, respectively, and incurred a facility net operating loss of $1.6 million and $2.9 million for the three and six months ended June 30, 2015, respectively. In anticipation of terminating the contract at this facility, we also recorded an asset impairment of $1.0 million during the first quarter of 2015 for the write-off of goodwill associated with the Winn facility. During the three and six months ended June 30, 2015, managed-only facilities generated 3.6% and 3.8%, respectively, of our total facility net operating income compared with 5.5% and 5.2% during the three and six months ended June 30, 2014, respectively.

General and administrative expense

For the three months ended June 30, 2015 and 2014, general and administrative expenses totaled $23.1 million and $26.6 million, respectively, while general and administrative expenses totaled $50.0 million and $52.0 million during the six months ended June 30, 2015 and 2014, respectively. General and administrative expenses consist primarily of corporate management salaries and benefits, professional fees and other administrative expenses. The decrease in general and administrative expenses in both the three- and six-month periods was primarily a result of decreased incentive compensation and professional fees.

Depreciation and Amortization

For the three months ended June 30, 2015 and 2014, depreciation and amortization expense totaled $38.4 million and $28.8 million, respectively, while depreciation and amortization expense totaled $67.1 million and $57.1 million, respectively, during the six months ended June 30, 2015 and 2014. Our depreciation and amortization expense increased in the second quarter of 2015, and we expect our depreciation and amortization expense to continue to increase during the balance of 2015, as a result of completion of construction of the 2,400-bed South Texas Family Residential Center in the second quarter of 2015. Prior to the second quarter of 2015, residents had been housed in pre-existing housing units on the property. Our lease agreement with the third-party lessor resulted in CCA being deemed the owner of the newly constructed assets for accounting purposes, in accordance with ASC 840-40-55, formerly Emerging Issues Task Force No. 97-10, “The Effect of Lessee Involvement in Asset Construction”. Accordingly, our balance sheet reflects the costs attributable to the building assets constructed by the third-party lessor, which, beginning in the second quarter of 2015, began being depreciated over the remainder of the four-year term of the lease. Depreciation expense for this facility included $8.5 million during the second quarter of 2015 for the constructed assets. We currently estimate the incremental depreciation expense associated with these assets to be approximately $21.0 million for the remainder of the year.

Interest expense, net

Interest expense is reported net of interest income and capitalized interest for the three and six months ended June 30, 2015 and 2014. Gross interest expense, net of capitalized interest, was $12.4 million and $10.8 million, respectively, for the three months ended June 30, 2015 and 2014, and was $22.7 million and $21.4 million, respectively, for the six months ended June 30, 2015 and 2014. Gross interest expense is based on outstanding borrowings under our revolving credit facility, our outstanding senior notes, as well as the amortization of loan costs and unused facility fees. We also incur interest expense associated with the lease of the South Texas Family Residential Center, in accordance with ASC 840-40-55. Our interest expense increased in the second quarter of 2015, and we expect the expense to continue to increase during the balance of 2015, as a result of completion of construction of the 2,400-bed South Texas Family Residential Center in the second quarter of 2015. Interest expense associated with the lease of this facility was $2.2 million during the second quarter of 2015. We currently estimate the incremental interest expense associated with the lease to be approximately $6.0 million for the remainder of the year.

We have benefited from relatively low interest rates on our revolving credit facility, which is largely based on the London Interbank Offered Rate (LIBOR). It is possible that LIBOR could increase in the future. The interest rate on our revolving credit facility was at LIBOR plus a margin of 1.75% during 2014 and the first six months of 2015. Based on our current leverage ratio, following an amendment to the revolving credit facility executed in July 2015, loans under our revolving credit facility bear interest at the base rate plus a margin of 0.25% or at LIBOR plus a margin of 1.25%, and a commitment fee equal to 0.30% of the unfunded balance.

Gross interest income was $0.6 million and $2.4 million for the three months ended June 30, 2015 and 2014, respectively. Gross interest income was $0.7 million and $2.7 million for the six months ended June 30, 2015 and 2014, respectively. Gross interest income is earned on a direct financing lease, notes receivable, investments, and cash and cash equivalents. Interest income generated on investments we hold in a rabbi trust were higher during the three and six months ended June 30, 2014 than current periods. Capitalized interest was $1.6 million and $0.6 million during the three months ended June 30, 2015 and 2014, respectively. Capitalized interest was $2.8 million and $1.0 million during the six months ended June 30, 2015 and 2014, respectively. Capitalized interest was associated with various construction and expansion projects as further described under “Liquidity and Capital Resources” hereafter.

Income tax expense

During the three months ended June 30, 2015 and 2014, our financial statements reflected an income tax expense of $2.7 million and $2.1 million, respectively. During the six months ended June 30, 2015 and 2014, our financial statements reflected an income tax expense of $4.0 million and $3.4 million, respectively. Our effective tax rate was 3.2% and 3.1% during the six months ended June 30, 2015 and 2014, respectively. As a REIT, we are entitled to a deduction for dividends paid, resulting in a substantial reduction in the amount of federal income tax expense we recognize. Substantially all of our income tax expense is incurred based on the earnings generated by our TRSs. Our overall effective tax rate is estimated based on the current projection of taxable income primarily generated in our TRSs. Our consolidated effective tax rate could fluctuate in the future based on changes in estimates of taxable income, the relative amounts of taxable income generated by the TRSs and the REIT, the implementation of additional tax planning strategies, changes in federal or state tax rates or laws affecting tax credits available to us, changes in other tax laws, changes in estimates related to uncertain tax positions, or changes in state apportionment factors, as well as changes in the valuation allowance applied to our deferred tax assets that are based primarily on the amount of state net operating losses and tax credits that could expire unused.

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

To qualify and be taxed as a REIT, we generally are required to distribute annually to our stockholders at least 90% of our REIT taxable income (determined without regard to the dividends paid deduction and excluding net capital gains). Our REIT taxable income will not typically include income earned by our TRSs except to the extent our TRSs pay dividends to the REIT. Our Board of Directors declared a quarterly dividend of $0.54 for the first and second quarters of 2015 totaling $63.6 million in the first quarter and $63.7 million in the second quarter. The amount, timing and frequency of future distributions will be at the sole discretion of our Board of Directors and will be declared based upon various factors, many of which are beyond our control, including our financial condition and operating cash flows, the amount required to maintain qualification and taxation as a REIT and reduce any income and excise taxes that we otherwise would be required to pay, limitations on distributions in our existing and future debt instruments, our ability to utilize net operating losses, or NOLs, to offset, in whole or in part, our REIT distribution requirements, limitations on our ability to fund distributions using cash generated through our TRSs and other factors that our Board of Directors may deem relevant.

As of June 30, 2015, our liquidity was provided by cash on hand of $41.1 million, and $322.9 million available under our $900.0 million revolving credit facility. During the six months ended June 30, 2015 and 2014, we generated $215.2 million and $133.9 million, respectively, in cash through operating activities, and as of June 30, 2015, we had net working capital of $13.8 million. We currently expect to be able to meet our cash expenditure requirements for the next year utilizing these resources. None of our outstanding debt requires scheduled principal repayments and, following an amendment to the revolving credit facility in July 2015, we have no debt maturities until April 2020.

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

Debt

As of June 30, 2015, we had $350.0 million principal amount of unsecured notes outstanding with a fixed stated interest rate of 4.625%, $325.0 million principal amount of unsecured notes outstanding with a fixed stated interest rate of 4.125%, and $563.0 million outstanding under our revolving credit facility with a variable weighted average interest rate of 2.0%. As of June 30, 2015, our total weighted average effective interest rate was 3.6%, while our total weighted average maturity was 4.6 years. We also have the flexibility to issue additional debt or equity securities from time to time when we determine that market conditions and the opportunity to utilize the proceeds from the issuance of such securities are favorable.

On June 11, 2015, Moody’s raised our senior unsecured debt rating to “Baa3” from “Ba1” and revised the rating outlook to stable from positive. On March 21, 2013, Standard & Poor’s Ratings Services raised our corporate credit rating to “BB+” from “BB” and also assigned a “BB+” rating to our unsecured notes. Additionally, on April 5, 2013, Standard & Poor’s Ratings Services assigned a rating of “BBB” to our $900.0 million revolving credit facility. On February 7, 2012, Fitch Ratings assigned a rating of “BBB-” to our revolving credit facility and “BB+” ratings to our unsecured debt and corporate credit. On January 31, 2013, Fitch Ratings affirmed these ratings in connection with our intention to convert to a REIT and reaffirmed them on January 26, 2015.

Facility development and capital expenditures

In order to retain federal inmate populations we currently manage in the 1,154-bed San Diego Correctional Facility, we are constructing the 1,492-bed Otay Mesa Detention Center at a site in San Diego. The existing San Diego Correctional Facility is subject to a ground lease with the County of San Diego. Under the provisions of the lease, the facility is divided into three different properties whereby, pursuant to an amendment to the ground lease executed in January 2010, ownership of the entire facility reverts to the County upon expiration of the lease on December 31, 2015. As of June 30, 2015, we have invested approximately $147.1 million related to the new facility. We expect to complete construction of the Otay Mesa Detention Center during the third quarter of 2015. We currently estimate the total construction cost, inclusive of land and site development costs already incurred, will range from approximately $153.0 million to $157.0 million. We plan to utilize this new facility to house the existing federal inmate populations at the San Diego Correctional Facility.

In November 2013, we announced our decision to re-commence construction of a correctional facility in Trousdale County, Tennessee. We suspended construction of this facility in 2009 until we had greater clarity around the timing of a new contract. In October 2013, Trousdale County received notice from the Tennessee Department of Corrections of its intent to partner with the County to develop a new correctional facility to house state of Tennessee inmates. In April 2014, we entered into an agreement with Trousdale County whereby we agreed to finance, design, build and operate a 2,552-bed facility to meet the responsibilities of a separate IGSA between Trousdale County and the state of Tennessee regarding correctional services. In July 2014, we received notice that Trousdale County and the state of Tennessee finalized the IGSA. The IGSA with the state of Tennessee includes a minimum monthly payment plus a per diem payment for each inmate housed in the facility in excess of 90% of the design capacity, provided that during a twenty-six week ramp period the minimum payment is based on the greater of the number of inmates actually at the facility or

90% of the beds available pursuant to the ramp schedule. Total cost of the Trousdale Turner Correctional Center is estimated at approximately $140.0 million to $145.0 million, including $114.0 million invested through June 30, 2015. The construction estimate includes capital investment funding to achieve Leadership in Energy and Environmental Design (“LEED”) certification and upgrade fixtures that reduce both water and energy consumption during the life of the facility. These investments support our belief in corporate responsibility to both the global environment and the local community in which facilities are located. Construction is expected to be completed in the fourth quarter of 2015, with the intake of inmate populations expected to begin in the first quarter of 2016.

In addition to these two new facility construction projects, we entered into an amended agreement with ICE whereby we agreed to construct additional administrative space for ICE at our Stewart Detention Center. We incurred approximately $6.0 million in construction costs on this project. In order for ICE to ensure its access to the beds and administrative space at the Stewart facility, the amended agreement also includes a fixed monthly payment for 1,600 beds which took effect once the expansion was completed.

Additionally, we expect to incur approximately $21.0 million in certain leasehold improvements and furniture, fixtures, and equipment at the South Texas Family Residential Center, which amount is in addition to the lease payments under the lease agreement. The leasehold improvements and purchase of furniture, fixtures, and equipment were substantially completed at June 30, 2015.

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

Operating Activities

Our net cash provided by operating activities for the six months ended June 30, 2015 was $215.2 million, compared with $133.9 million for the same period in the prior year. Cash provided by operating activities represents the year to date net income plus depreciation and amortization, changes in various components of working capital, and various non-cash charges. The increase in cash provided by operating activities was primarily due to positive fluctuations in working capital balances during the six months ended June 30, 2015 when compared to the same period in the prior year, including the increase in deferred revenues associated with the South Texas Family Residential Center and routine timing differences in the collection of accounts receivables, and in the payment of accounts payables, accrued salaries and wages, and other liabilities.

Investing Activities

Our cash flow used in investing activities was $159.4 million for the six months ended June 30, 2015 and was primarily attributable to capital expenditures during the three-month period of $138.4 million, including expenditures for facility development and expansions of $112.5 million primarily related to the aforementioned facility development projects, and $25.9 million for facility maintenance and information technology capital expenditures. In addition, cash flow used in investing activities during the six months ended June 30, 2015 included $24.6 million of capitalized lease payments related to the South Texas Family Residential Center, reported in accordance with ASC 840-40-55, formerly Emerging Issues Task Force No. 97-10, “The Effect of Lessee Involvement in Asset Construction.” Our cash flow used in investing activities was $41.9 million for the six months ended June 30, 2014 and was primarily attributable to capital expenditures during the six-month period of $48.6 million, including expenditures for facility development and expansions of $27.8 million, and $20.9 million for facility maintenance and information technology capital expenditures.

Financing Activities

Cash flow used in financing activities was $89.2 million for the six months ended June 30, 2015 and was primarily attributable to dividend payments of $124.3 million. Additionally, cash flow used in financing activities included $9.4 million for the purchase and retirement of common stock that was issued in connection with equity-based compensation. These payments were partially offset by $38.0 million of net proceeds under our revolving credit facility during the six months ended June 30, 2015, as well as the cash flows associated with exercising stock options, including the related income tax benefit of equity compensation, totaling $6.1 million.

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

Our reconciliation of net income to FFO and Normalized FFO for the three and six months ended June 30, 2015 and 2014 is as follows (in thousands):

	For the Three Months Ended June 30,
	2015	2014
FUNDS FROM OPERATIONS:
Net income	$65,303	$55,732
Depreciation of real estate assets	22,175	21,431
Impairment of real estate assets, net of taxes	—	2,235

Funds From Operations	87,478	79,398
Goodwill and other impairments, net of taxes	—	—

Normalized Funds From Operations	$87,478	$79,398

	For the Six Months Ended June 30,
	2015	2014
FUNDS FROM OPERATIONS:
Net income	$122,580	$107,470
Depreciation of real estate assets	43,447	42,508
Impairment of real estate assets, net of taxes	—	2,235

Funds From Operations	166,027	152,213
Goodwill and other impairments, net of taxes	955	—

Normalized Funds From Operations	$166,982	$152,213

Contractual Obligations

The following schedule summarizes our contractual cash obligations by the indicated period as of June 30, 2015, adjusted to reflect the new maturity date for the revolving credit facility following the aforementioned July 2015 amendment to the revolving credit facility (in thousands):

	Payments Due By Year Ended December 31,
	2015 (remainder)	2016	2017	2018	2019	Thereafter	Total
Long-term debt	$—	$—	$—	$—	$—	$1,238,000	$1,238,000
Interest on senior notes	14,797	29,594	29,594	29,594	29,594	63,358	196,531
Contractual facility developments and other commitments	30,243	248	—	—	—	—	30,491
South Texas Family Residential Center	55,416	92,056	73,412	53,733	—	—	274,617
Operating leases	1,937	520	531	541	552	1,428	5,509

Total contractual cash obligations	$102,393	$122,418	$103,537	$83,868	$30,146	$1,302,786	$1,745,148

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

We had $14.1 million of letters of credit outstanding at June 30, 2015 primarily to support our requirement to repay fees and claims under our workers’ compensation plan in the event we do not repay the fees and claims due in accordance with the terms of the plan. The letters of credit are renewable annually. We did not have any draws under any outstanding letters of credit during the six months ended June 30, 2015 or 2014.

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

Our primary market risk exposure is to changes in U.S. interest rates. We are exposed to market risk related to our revolving credit facility because the interest rate on our revolving credit facility is subject to fluctuations in the market. If the interest rate for our outstanding indebtedness under the revolving credit facility was 100 basis points higher or lower during the three and six months ended June 30, 2015, our interest expense, net of amounts capitalized, would have been increased or decreased by $1.6 million and $3.0 million, respectively.

As of June 30, 2015, we had outstanding $325.0 million of senior notes due 2020 with a fixed interest rate of 4.125% and $350.0 million of senior notes due 2023 with a fixed interest rate of 4.625%. Because the interest rates with respect to these instruments are fixed, a hypothetical 100 basis point increase or decrease in market interest rates would not have a material impact on our financial statements.

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

CORRECTIONS CORPORATION OF AMERICA

Date: August 6, 2015	/s/ Damon T. Hininger
Damon T. Hininger
President and Chief Executive Officer

/s/ David M. Garfinkle
David M. Garfinkle
Executive Vice President, Chief Financial Officer, and Principal Accounting Officer