Form 10-Q
period 2015-09-30
CORRECTIONS CORP OF AMERICA
filed 2015-11-05
CIK 1070985

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: SEPTEMBER 30, 2015

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

Indicate the number of shares outstanding of each class of Common Stock as of October 30, 2015:

Shares of Common Stock, $0.01 par value per share: 117,222,665 shares outstanding.

CORRECTIONS CORPORATION OF AMERICA

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2015

PART I – FINANCIAL INFORMATION

ITEM 1. – FINANCIAL STATEMENTS.

CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED AND AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

ASSETS	September 30, 2015	December 31, 2014
Cash and cash equivalents	$78,402	$74,393
Restricted cash	985	—
Accounts receivable, net of allowance of $1,370 and $748, respectively	250,537	248,588
Current deferred tax assets	8,411	13,229
Prepaid expenses and other current assets	36,233	29,775

Total current assets	374,568	365,985

Property and equipment, net	2,772,743	2,658,628
Restricted cash	122	2,858
Investment in direct financing lease	1,348	3,223
Goodwill	15,155	16,110
Non-current deferred tax assets	5,876	2,301
Other assets	80,820	78,086

Total assets	$3,250,632	$3,127,191

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued expenses	$322,271	$317,566
Income taxes payable	1,483	1,368
Current liabilities of discontinued operations	—	54

Total current liabilities	323,754	318,988

Long-term debt	1,320,000	1,200,000
Deferred revenue	72,722	87,227
Other liabilities	60,275	39,476

Total liabilities	1,776,751	1,645,691

Commitments and contingencies

Preferred stock – $0.01 par value; 50,000 shares authorized; none issued and outstanding at September 30, 2015 and December 31, 2014, respectively	—	—
Common stock – $0.01 par value; 300,000 shares authorized; 117,223 and 116,764 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	1,172	1,168
Additional paid-in capital	1,758,386	1,748,303
Accumulated deficit	(285,677)	(267,971)

Total stockholders’ equity	1,473,881	1,481,500

Total liabilities and stockholders’ equity	$3,250,632	$3,127,191

The accompanying notes are an integral part of these consolidated financial statements.

CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED AND AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
REVENUES	$459,957	$408,474	$1,345,252	$1,223,390

EXPENSES:
Operating	326,500	282,712	945,197	857,702
General and administrative	26,791	27,635	76,770	79,586
Depreciation and amortization	41,230	28,277	108,315	85,413
Asset impairments	—	—	955	2,238

	394,521	338,624	1,131,237	1,024,939

OPERATING INCOME	65,436	69,850	214,015	198,451

OTHER (INCOME) EXPENSE:
Interest expense, net Expenses associated with debt refinancing transactions	11,764 701	10,376 —	33,715 701	29,088 —
Other (income) expense	(363)	(143)	(353)	(1,143)

	12,102	10,233	34,063	27,945

INCOME BEFORE INCOME TAXES	53,334	59,617	179,952	170,506

Income tax expense	(2,658)	(2,071)	(6,696)	(5,490)

NET INCOME	$50,676	$57,546	$173,256	$165,016

BASIC EARNINGS PER SHARE	$0.43	$0.50	$1.48	$1.42

DILUTED EARNINGS PER SHARE	$0.43	$0.49	$1.47	$1.41

DIVIDENDS DECLARED PER SHARE	$0.54	$0.51	$1.62	$1.53

The accompanying notes are an integral part of these consolidated financial statements.

CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED AND AMOUNTS IN THOUSANDS)

	For the Nine Months Ended September 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$173,256	$165,016
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	108,315	85,413
Asset impairments	955	2,238
Amortization of debt issuance costs and other non-cash interest	2,186	2,325
Expenses associated with debt refinancing transactions	701	—
Deferred income taxes	1,243	(3,648)
Non-cash revenue and other income	(2,143)	(3,384)
Income tax benefit of equity compensation	(529)	(222)
Non-cash equity compensation	11,516	10,438
Other expenses and non-cash items	2,372	3,603
Changes in assets and liabilities, net:
Accounts receivable, prepaid expenses and other assets	(9,686)	16,366
Accounts payable, accrued expenses and other liabilities	16,911	(29,324)
Income taxes payable	644	(132)

Net cash provided by operating activities	305,741	248,689

CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for facility development and expansions	(143,847)	(47,178)
Expenditures for other capital improvements	(39,087)	(31,545)
Capitalized lease payments	(34,470)	(70,000)
Acquisition of businesses	(13,795)	—
Decrease in restricted cash	1,251	2,983
Proceeds from sale of assets	501	806
Decrease in other assets	2,106	1,967
Payments received on direct financing lease and notes receivable	1,662	1,473

Net cash used in investing activities	(225,679)	(141,494)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of debt	522,000	185,000
Principal repayments of debt	(402,000)	(150,000)
Payment of debt issuance and other refinancing and related costs	(4,575)	—
Payment of lease obligations	(3,156)	—
Dividends paid	(187,451)	(174,686)
Income tax benefit of equity compensation	529	222
Purchase and retirement of common stock	(9,454)	(3,052)
Decrease (increase) in restricted cash for dividends	500	(100)
Proceeds from exercise of stock options	7,554	6,349

Net cash used in financing activities	(76,053)	(136,267)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	4,009	(29,072)
CASH AND CASH EQUIVALENTS, beginning of period	74,393	77,919

CASH AND CASH EQUIVALENTS, end of period	$78,402	$48,847

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest (net of amounts capitalized of $4,546 and $1,664 in 2015 and 2014, respectively)	$20,397	$22,525

Income taxes	$6,858	$14,299

The accompanying notes are an integral part of these consolidated financial statements.

CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015

(UNAUDITED AND AMOUNTS IN THOUSANDS)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Par Value
Balance as of December 31, 2014	116,764	$1,168	$1,748,303	$(267,971)	$1,481,500

Net income	—	—	—	173,256	173,256

Retirement of common stock	(237)	(3)	(9,451)	—	(9,454)

Regular dividends declared on common stock ($1.62 per share)	—	—	—	(191,023)	(191,023)

Restricted stock compensation, net of forfeitures	(9)	—	10,876	61	10,937

Income tax benefit of equity compensation	—	—	529	—	529

Stock option compensation expense, net of forfeitures	—	—	579	—	579

Restricted stock grants	303	3	—	—	3

Stock options exercised	402	4	7,550	—	7,554

Balance as of September 30, 2015	117,223	$1,172	$1,758,386	$(285,677)	$1,473,881

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

SEPTEMBER 30, 2015

1.	ORGANIZATION AND OPERATIONS

Corrections Corporation of America (together with its subsidiaries, the “Company” or “CCA”) is the nation’s largest owner of privatized correctional and detention facilities and one of the largest prison operators in the United States. As of September 30, 2015, CCA owned or controlled 54 correctional and detention facilities, and managed an additional 11 facilities owned by its government partners, with a total design capacity of approximately 83,000 beds in 19 states and the District of Columbia.

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

In April 2015, the FASB issued ASU 2015-03, “Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs”. The new standard was further amended by ASU 2015-15 issued in August 2015. Under the new standard, debt issuance costs, excluding those costs incurred related to revolving credit facilities, will be presented as a direct deduction from the face amount of the related liability, rather than as a deferred charge, or asset, on the balance sheet as currently required. For public reporting entities such as CCA, the new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption of this new standard is permitted and CCA intends to adopt the new standard in the fourth quarter of 2015 in the Company’s Annual Report on Form 10-K. The unamortized balance of debt issuance costs, excluding those costs related to the $900.0 Million Revolving Credit Facility, as defined hereafter, amounted to $11.9 million and $9.5 million as of September 30, 2015 and December 31, 2014, respectively, and is reflected within other long-term assets in the accompanying consolidated balance sheet.

In September 2015, the FASB issued ASU 2015-16, “Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments”, which eliminates the requirement for an acquirer in a business combination to account for measurement-period adjustments retrospectively. Instead, under the new standard, acquirers must recognize measurement-period adjustments during the period in which they determine the amounts, including the effect on earnings of any amounts they would have recorded in previous periods if the accounting had been completed at the acquisition date. For public reporting entities such as CCA, guidance in ASU 2015-16 is effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. CCA does not currently expect that the new standard will have a material impact on its financial statements.

Fair Value of Financial Instruments

To meet the reporting requirements of Accounting Standards Codification (“ASC”) 825, “Financial Instruments”, regarding fair value of financial instruments, CCA calculates the estimated fair value of financial instruments using market interest rates, quoted market prices of similar instruments, or discounted cash flow techniques with observable Level 1 inputs for publicly traded debt and Level 2 inputs for all other financial instruments, as defined in ASC 820, “Fair Value Measurement”. At September 30, 2015 and December 31, 2014, there were no material differences between the carrying amounts and the estimated fair values of CCA’s financial instruments, other than as follows (in thousands):

	September 30, 2015		December 31, 2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Investment in direct financing lease	$3,811	$4,072	$5,473	$6,048
Note receivable from Agecroft Prison Management, Ltd.	$3,589	$6,139	$3,677	$6,539
Debt	$(1,320,000)	$(1,318,063)	$(1,200,000)	$(1,179,625)

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

ASC 350, “Intangibles-Goodwill and Other”, establishes accounting and reporting requirements for goodwill and other intangible assets. Goodwill was $15.2 million and $16.1 million as of September 30, 2015 and December 31, 2014, respectively. This goodwill was established in connection with the acquisition of Correctional Alternatives, Inc. (“CAI”) during the third quarter of 2013, and the acquisitions of two service companies during 2000.

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

In April 2015, CCA provided notice to the state of Louisiana that it would cease management of the Winn Correctional Center within 180 days, in accordance with the notice provisions of the contract. Management of the facility transitioned to another operator effective September 30, 2015. In anticipation of terminating the contract at this facility, CCA recorded an asset impairment of $1.0 million during the first quarter of 2015 for the write-off of goodwill associated with the Winn facility. CCA generated operating income, net of depreciation and amortization, of $0.3 million and $0.8 million at this facility for the three and nine months ended September 30, 2014, respectively, and incurred an operating loss, net of depreciation and amortization and the goodwill impairment, of $1.3 million and $5.8 million for the three and nine months ended September 30, 2015, respectively.

4.	REAL ESTATE TRANSACTIONS

Idle Facilities

During May 2015, the state of Vermont announced that it elected to not renew the contract that would have allowed for Vermont’s continued use of CCA’s owned and operated 816-bed Lee Adjustment Center. The contract expired on June 30, 2015. During the first six months of 2015, the offender population at the Lee Adjustment Center averaged 308 offenders, compared with 458 offenders during the same period in 2014. CCA idled the Lee Adjustment Center following the transfer of the offender population during June 2015, but continues to market the facility to other customers. Upon receiving notice from the customer during the second quarter of 2015, CCA performed an impairment analysis of the Lee Adjustment Center property, which has a carrying value of $11.0 million as of September 30, 2015, and concluded that this asset has a recoverable value in excess of the carrying value.

CCA also has five additional idled facilities that are currently available and being actively marketed to other customers. The following table summarizes each of the idled facilities and their respective carrying values, excluding equipment and other assets that could generally be transferred and used at other facilities CCA owns without significant cost (dollars in thousands):

			Net Carrying Values
Facility	Design Capacity	Date Idled	September 30, 2015	December 31, 2014
Prairie Correctional Facility	1,600	2010	$18,126	$18,748
Huerfano County Correctional Center	752	2010	18,464	19,033
Diamondback Correctional Facility	2,160	2010	43,404	44,480
Otter Creek Correctional Center	656	2012	23,479	24,089
Marion Adjustment Center	826	2013	12,646	12,978
Lee Adjustment Center	816	2015	10,969	11,365

	6,810		$127,088	$130,693

During the three months ended September 30, 2015 and 2014, the idled facilities incurred approximately $2.0 million and $1.7 million, respectively, in combined operating expenses during the periods such facilities were idle. During the nine months ended September 30, 2015 and 2014, the idled facilities incurred approximately $5.4 million and $5.1 million, respectively, in combined operating expenses during the periods such facilities were idle. The operating expenses incurred in the nine months ended September 30, 2014 exclude the incremental expenses incurred in connection with the activation of the Diamondback facility which began in the third quarter of 2013 and continued until near the end of the second quarter of 2014, when anticipated opportunities to activate the facility were deferred.

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

Construction of New Facilities

In order to retain federal inmate populations CCA managed in the 1,154-bed San Diego Correctional Facility, CCA constructed the 1,482-bed Otay Mesa Detention Center in San Diego. The existing San Diego Correctional Facility is subject to a ground lease with the County of San Diego. Under the provisions of the lease, the facility is divided into different premises whereby, pursuant to an amendment to the ground lease executed in January 2010, ownership of the entire facility reverts to the County upon expiration of the lease on December 31, 2015. CCA completed construction of the Otay Mesa Detention Center for approximately $157.0 million and began transitioning operations in October 2015 from the San Diego Correctional Facility to the new facility.

In November 2013, CCA announced its decision to re-commence construction of a correctional facility in Trousdale County, Tennessee. CCA suspended construction of this facility in 2009 until it had greater clarity around the timing of a new contract. In October 2013, Trousdale County received notice from the Tennessee Department of Corrections of its intent to partner with the County to develop a new correctional facility to house state of Tennessee inmates. In April 2014, CCA entered into an agreement with Trousdale County whereby CCA agreed to finance, design, build and operate a 2,552-bed facility to meet the responsibilities of a separate IGSA between Trousdale County and the state of Tennessee regarding correctional services. In July 2014, CCA received notice that Trousdale County and the state of Tennessee finalized the IGSA. In order to guarantee access to the beds, the IGSA with the state of Tennessee includes a minimum monthly payment plus a per diem payment for each inmate housed in the facility in excess of 90% of the design capacity, provided that during a twenty-six week ramp period the minimum payment is based on the greater of the number of inmates actually at the facility or 90% of the beds available pursuant to the ramp schedule. As of September 30, 2015, CCA has invested approximately $134.2 million in the Trousdale Turner Correctional Center and construction is expected to be completed in the fourth quarter of 2015.

Activations

In September 2014, CCA announced that it had agreed under an expansion of an existing IGSA between the city of Eloy, Arizona and ICE to house up to 2,400 individuals at the South Texas Family Residential Center, a facility leased by CCA in Dilley, Texas. Services provided under the amended IGSA commenced in the fourth quarter of 2014, have a term of up to four years, and can be extended by bi-lateral modifications. The agreement provides for a fixed monthly payment in accordance with a graduated schedule. Under terms of the amended IGSA, ICE can terminate the agreement for convenience, without penalty, by providing CCA with at least a 90-day notice. In addition, terms allow for ICE to terminate the agreement with CCA at any time, without penalty, due to a non-appropriation of funds. In the event ICE elects to terminate the amended IGSA due to a non-appropriation of funds, CCA must provide a 60-day notice period to the lessor. Although CCA expects that ICE would provide advance notice, if ICE terminates the IGSA due to non-appropriation of funds without notice to CCA, CCA may not be able to provide a timely termination notice to the lessor and could, therefore, be subject to, among other termination payments, a penalty the equivalent of up to two months of payments due to the lessor, which would currently amount to approximately $13.5 million. ICE began housing the first residents at the facility in December 2014, and the site was completed during the second quarter of 2015.

Under the fixed monthly payment schedule of the amended IGSA, ICE agreed to pay CCA $70.0 million in two $35.0 million installments during the fourth quarter of 2014 and fixed monthly payments over the remaining months of the contract. As described in Note 2, CCA used the multiple-element arrangement guidance prescribed in ASC 605, “Revenue Recognition” in determining the total revenue to be recognized over the term of the amended IGSA. CCA determined that there were five distinct elements related to the amended IGSA with ICE. In the three and nine months ended September 30, 2015, CCA recognized $71.0 million and $172.8 million, respectively, in revenue associated with the amended IGSA with the unrecognized balance of the fixed monthly payments reported in deferred revenue. The current portion of deferred revenue is reflected within accounts payable and accrued expenses while the long-term portion is reflected in deferred revenue in the accompanying consolidated balance sheet as of September 30, 2015.

In June 2015, ICE announced a policy change with regards to family detention that may shorten the duration of ICE detention for those who are awaiting further process before immigration courts. In addition, numerous lawsuits to which CCA is not a party have challenged the government’s policy of detaining migrant families. In one such lawsuit in the United States District Court for the Central District of California regarding a settlement agreement between ICE and a plaintiffs’ class consisting of detained minors, the court issued an order on August 21, 2015, enforcing the settlement agreement and requiring compliance by October 23, 2015. The court’s order clarifies that the government has the flexibility to hold class members for longer periods of time during influxes of large numbers of undocumented migrant families via the southern U.S. border. The order, however, could require ICE to shorten the duration of detention of class members, which could impact the South Texas Family Residential Center.

The federal government filed its notice of appeal, specifying two grounds, while announcing its intention to comply with the court’s order during the appeal’s pendency. The government must file its opening brief in the appeal by February 29, 2016. The class members must respond to the government’s brief no later than March 30, 2016. Any court decision or government action that impacts this contract could materially affect CCA’s financial condition and results of operations.

Acquisitions

On August 27, 2015, CCA acquired four community corrections facilities from a privately held owner of community corrections facilities and other government leased assets. The four acquired community corrections facilities have a capacity of approximately 600 beds and are leased to Community Education Centers, Inc. (“CEC”) under triple net lease agreements that extend through July 2019 and include multiple five-year lease extension options. CEC separately contracts with the Pennsylvania Department of Corrections and the Philadelphia Prison System to provide rehabilitative and re-entry services to residents and inmates at the leased facilities. CCA acquired the four facilities in the real estate-only transaction as a strategic investment that expands the Company’s investment in the residential re-entry market. The consideration paid for the asset portfolio consisted of approximately $13.8 million in cash, excluding transaction related expenses of $0.2 million. In allocating the purchase price, CCA recorded $13.4 million of net tangible assets and $0.4 million of identifiable intangible assets.

5.	BUSINESS COMBINATIONS

On October 28, 2015, CCA closed on the acquisition of 100% of the stock of Avalon Correctional Services, Inc. (“Avalon”), along with a facility operated by Avalon, and has entered into an agreement to purchase an additional facility operated by Avalon that is expected to close in the fourth quarter of 2015. Avalon, a privately held community corrections company that operates 11 community corrections facilities with approximately 3,000 beds in Oklahoma, Texas, and Wyoming, specializes in community correctional services, drug and alcohol treatment services, and residential re-entry services. Avalon provides these services for various federal, state, and local agencies, many with which CCA currently partners. CCA acquired Avalon as a strategic investment that continues to expand the re-entry assets owned and services provided by the Company. The aggregate purchase price of $157.5 million, excluding transaction related expenses, includes two earn-outs, including one for $2.0 million based on the achievement of certain utilization milestones over the next 12 months, and another for $5.5 million based on the completion of and transition to a newly constructed facility that will deliver the contracted services currently provided at the Dallas Transitional Center. CCA currently expects both earn-outs to be achieved. The completed transactions were funded utilizing cash from CCA’s $900.0 Million Revolving Credit Facility, as defined hereafter.

The Company is currently evaluating the allocation of the purchase price to determine the values of tangible and intangible assets. The results of operations for Avalon will be included in the Company’s consolidated financial statements from the date of acquisition.

6.	DEBT

Debt outstanding as of September 30, 2015 and December 31, 2014 consists of the following (in thousands):

	September 30, 2015	December 31, 2014
$900.0 Million Revolving Credit Facility, principal due at maturity in July 2020; interest payable periodically at variable interest rates. The weighted average rate at September 30, 2015 and December 31, 2014 was 1.5% and 1.9%, respectively.	$395,000	$525,000

4.625% Senior Notes, principal due at maturity in May 2023; interest payable semi-annually in May and November at 4.625%.	350,000	350,000

4.125% Senior Notes, principal due at maturity in April 2020; interest payable semi-annually in April and October at 4.125%.	325,000	325,000

5.0% Senior Notes, principal due at maturity in October 2022; interest payable semi-annually in April and October at 5.0%.	250,000	—

	$1,320,000	$1,200,000

Revolving Credit Facility. During March 2013, CCA entered into an amended and restated $900.0 million senior secured revolving credit facility (the “$900.0 Million Revolving Credit Facility”). During July 2015, CCA further amended and restated the $900.0 Million Revolving Credit Facility to reduce by 0.25% the applicable margin of base rate and London Interbank Offered Rate (“LIBOR”) loans, incorporate a net debt concept for the consolidated secured leverage and consolidated total leverage ratios, extend the maturity from December 2017 to July 2020, and to increase the size of the “accordion” feature. CCA capitalized approximately $2.1 million of new costs associated with the amendment in the third quarter of 2015. CCA also reported a charge of approximately $0.7 million during the third quarter of 2015 for the write-off of a portion of the existing loan costs associated with the facility.

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

Based on CCA’s current leverage ratio, loans under the $900.0 Million Revolving Credit Facility bear interest at the base rate plus a margin of 0.50% or at LIBOR plus a margin of 1.50%, and a commitment fee equal to 0.35% of the unfunded balance. The $900.0 Million Revolving Credit Facility also has a $50.0 million sublimit for the issuance of standby letters of credit. As of September 30, 2015, CCA had $395.0 million in borrowings under the $900.0 Million Revolving Credit Facility as well as $14.1 million in letters of credit outstanding resulting in $490.9 million available under the $900.0 Million Revolving Credit Facility.

The $900.0 Million Revolving Credit Facility is secured by a pledge of all of the capital stock of CCA’s domestic subsidiaries, 65% of the capital stock of CCA’s foreign subsidiaries, all of CCA’s accounts receivable, and all of CCA’s deposit accounts. The $900.0 Million Revolving Credit Facility requires CCA to meet certain financial covenants, including, without limitation, a maximum total leverage ratio, a maximum secured leverage ratio, and a minimum fixed charge coverage ratio. As of September 30, 2015, CCA was in compliance with all such covenants. In addition, the $900.0 Million Revolving Credit Facility contains certain covenants that, among other things, limit the incurrence of additional indebtedness, acquisitions and other investments, payment of dividends and other customary restricted payments, transactions with affiliates, asset sales, mergers and consolidations, liquidations, prepayments and modifications of other indebtedness, liens and other encumbrances and other matters customarily restricted in such agreements. In addition, the $900.0 Million Revolving Credit Facility is subject to certain cross-default provisions with terms of CCA’s other indebtedness, and is subject to acceleration upon the occurrence of a change of control.

Incremental Term Loan. On October 6, 2015, CCA obtained a $100.0 million Incremental Term Loan (“Term Loan”) under the “accordion” feature of the $900.0 Million Revolving Credit Facility. Net proceeds from the Term Loan were used to pay down a portion of the $900.0 Million Revolving Credit Facility. Interest rates under the Term Loan are the same as the interest rates under the $900.0 Million Revolving Credit

Facility, except that the interest rate on the Term Loan is at a base rate plus a margin of 0.50% or at LIBOR plus a margin of 1.75% during the first two fiscal quarters following closing of the Term Loan. CCA expects to capitalize approximately $0.5 million of costs associated with obtaining the Term Loan. The Term Loan has the same collateral requirements, financial and certain other covenants, and cross-default provisions as the $900.0 Million Revolving Credit Facility. The Term Loan, which is pre-payable, also has a maturity coterminous with the $900.0 Million Revolving Credit Facility due July 2020. Scheduled principal payments for the Term Loan are as follows (in millions):

2016	$5.0
2017	10.0
2018	10.0
2019	15.0
2020	60.0

Total	$100.0

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

On September 25, 2015, CCA completed the offering of $250.0 million aggregate principal amount of 5.0% senior notes due October 15, 2022 (the “5.0% Senior Notes”). Interest on the 5.0% Senior Notes accrues at the stated rate and is payable in April and October of each year. CCA capitalized $3.4 million during the third quarter of 2015 for third-party fees and expenses associated with the new issuance of the 5.0% Senior Notes. CCA used net proceeds from the offering to pay down a portion of the $900.0 Million Revolving Credit Facility and to pay related fees and expenses.

The 4.125% Senior Notes, the 4.625% Senior Notes, and the 5.0% Senior Notes, collectively referred to herein as the “Senior Notes,” are senior unsecured obligations of the Company and are guaranteed by all of the Company’s subsidiaries that guarantee the $900.0 Million Revolving Credit Facility. CCA may redeem all or part of the Senior Notes at any time prior to three months before their respective maturity date at a “make-whole” redemption price, plus accrued and unpaid interest thereon to, but not including, the redemption date. Thereafter, the Senior Notes are redeemable at CCA’s option, in whole or in part, at a redemption price equal to 100% of the aggregate principal amount of the notes to be redeemed plus accrued and unpaid interest thereon to, but not including, the redemption date.

CCA also has the flexibility to issue additional debt or equity securities from time to time when the Company determines that market conditions and the opportunity to utilize the proceeds from the issuance of such securities are favorable.

7.	STOCKHOLDERS’ EQUITY

Dividends on Common Stock

During 2014 and the first nine months of 2015, CCA’s Board of Directors declared the following quarterly dividends on its common stock:

Declaration Date	Record Date	Payable Date	Per Share
February 20, 2014	April 2, 2014	April 15, 2014	$0.51
May 15, 2014	July 2, 2014	July 15, 2014	$0.51
August 14, 2014	October 2, 2014	October 15, 2014	$0.51
December 11, 2014	January 2, 2015	January 15, 2015	$0.51
February 20, 2015	April 2, 2015	April 15, 2015	$0.54
May 14, 2015	July 2, 2015	July 15, 2015	$0.54
August 13, 2015	October 2, 2015	October 15, 2015	$0.54

Future dividends will depend on CCA’s distribution requirements as a REIT, future earnings, capital requirements, financial condition, opportunities for alternative uses of capital, and on such other factors as the Board of Directors of CCA may consider relevant.

Stock Options

In the first nine months of 2015 and during 2014, CCA elected not to issue stock options to its non-employee directors, officers, and executive officers as it had in years prior to 2013 and instead elected to issue all of its equity compensation in the form of restricted common stock and common stock units as described below. However, CCA continues to recognize stock option expense during the vesting period of stock options awarded in prior years. During the three months ended September 30, 2015 and 2014, CCA expensed $0.1 million and $0.4 million, respectively, net of estimated forfeitures, relating to its outstanding stock options, all of which was charged to general and administrative expenses. During the nine months ended September 30, 2015 and 2014, CCA expensed $0.6 million and $1.5 million, respectively, net of estimated forfeitures, relating to its outstanding stock options, all of which was charged to general and administrative expenses. As of September 30, 2015, options to purchase 1.5 million shares of common stock were outstanding with a weighted average exercise price of $20.32.

Restricted Stock and Restricted Stock Units

During the first nine months of 2015, CCA issued 438,000 shares of restricted common stock units (“RSUs”) to certain of its employees and non-employee directors, with an aggregate fair value of $17.5 million, including 385,000 RSUs to employees and non-employee directors whose compensation is charged to general and administrative expenses and 53,000 RSUs to employees whose compensation is charged to operating expense. During 2014, CCA issued 548,000 shares of RSUs to certain of its employees and non-employee directors, with an aggregate fair value of $17.8 million, including 478,000 RSUs to employees and non-employee directors whose compensation is charged to general and administrative expense and 70,000 RSUs to employees whose compensation is charged to operating expense.

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

During the three months ended September 30, 2015, CCA expensed $3.7 million, net of forfeitures, relating to restricted common stock and RSUs ($0.3 million of which was recorded in operating expenses and $3.4 million of which was recorded in general and administrative expenses). During the three months ended September 30, 2014, CCA expensed $3.1 million, net of forfeitures, relating to restricted common stock and RSUs ($0.4 million of which was recorded in operating expenses and $2.7 million of which was recorded in general and administrative expenses).

During the nine months ended September 30, 2015, CCA expensed $10.9 million, net of forfeitures, relating to restricted common stock and RSUs ($1.1 million of which was recorded in operating expenses and $9.8 million of which was recorded in general and administrative expenses). During the nine months ended September 30, 2014, CCA expensed $9.0 million, net of forfeitures, relating to restricted common stock and RSUs ($1.1 million of which was recorded in operating expenses and $7.9 million of which was recorded in general and administrative expenses). As of September 30, 2015, approximately 1.0 million shares of restricted common stock and RSUs remained outstanding and subject to vesting.

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

A reconciliation of the numerator and denominator of the basic earnings per share computation to the numerator and denominator of the diluted earnings per share computation is as follows (in thousands, except per share data):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
NUMERATOR
Basic:
Net income	$50,676	$57,546	$173,256	$165,016

Diluted:
Net income	$50,676	$57,546	$173,256	$165,016

DENOMINATOR
Basic:
Weighted average common shares outstanding	117,066	116,185	116,889	116,025

Diluted:
Weighted average common shares outstanding	117,066	116,185	116,889	116,025
Effect of dilutive securities:
Stock options	559	886	716	895
Restricted stock-based compensation	149	318	181	263

Weighted average shares and assumed conversions	117,774	117,389	117,786	117,183

BASIC EARNINGS PER SHARE	$0.43	$0.50	$1.48	$1.42

DILUTED EARNINGS PER SHARE	$0.43	$0.49	$1.47	$1.41

Approximately 16,000 and 5,000 stock options were excluded from the computation of diluted earnings per share for the three and nine months ended September 30, 2015, respectively, because they were anti-dilutive. Approximately 16,000 stock options were excluded from the computation of diluted earnings per share for the three and nine months ended September 30, 2014 because they were anti-dilutive.

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

In connection with the issuance of the revenue bonds, CCA is obligated, under a debt service deficit agreement, to pay the trustee of the bond’s trust indenture (the “Trustee”) amounts necessary to pay any debt service deficits consisting of principal and interest requirements (outstanding principal balance of $12.8 million at September 30, 2015 plus future interest payments). In the event the state of Tennessee, which is currently utilizing the facility to house certain inmates, exercises its option to purchase the correctional facility, CCA is also obligated to pay the difference between principal and interest owed on the bonds on the date set for the redemption of the bonds and amounts paid by the state of Tennessee for the facility plus all other funds on deposit with the Trustee and available for redemption of the bonds. Ownership of the facility reverts to the state of Tennessee in 2017 at no cost. Therefore, CCA does not currently believe the state of Tennessee will exercise its option to purchase the facility. At September 30, 2015, the outstanding principal balance of the bonds exceeded the purchase price option by $4.9 million.

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

CCA recorded an income tax expense of $2.7 million and $2.1 million for the three months ended September 30, 2015 and 2014, respectively. CCA recorded an income tax expense of $6.7 million and $5.5 million for the nine months ended September 30, 2015 and 2014, respectively. As a REIT, CCA is entitled to a deduction for dividends paid, resulting in a substantial reduction in the amount of federal income tax expense it recognizes. Substantially all of CCA’s income tax expense is incurred based on the earnings generated by its TRSs. CCA’s overall effective tax rate is estimated based on its current projection of taxable income primarily generated in its TRSs. The Company’s consolidated effective tax rate could fluctuate in the future based on changes in estimates of taxable income, the relative amounts of taxable income generated by the TRSs and the REIT, the implementation of additional tax planning strategies, changes in federal or state tax rates or laws affecting tax credits available to the Company, changes in other tax laws, changes in estimates related to uncertain tax positions, or changes in state apportionment factors, as well as changes in the valuation allowance applied to the Company’s deferred tax assets that are based primarily on the amount of state net operating losses and tax credits that could expire unused.

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

CCA had no liabilities recorded for uncertain tax positions as of September 30, 2015. CCA recognizes interest and penalties related to unrecognized tax positions in income tax expense. CCA does not currently anticipate that the total amount of unrecognized tax positions will significantly increase or decrease in the next twelve months.

During the third quarter of 2015, the Company was notified that the Internal Revenue Service would commence an audit of the federal income tax return of one of the Company’s TRSs for the year ended December 31, 2013. The audit has just begun and, therefore, it is too early to predict the outcome of the audit.

11.	SEGMENT REPORTING

As of September 30, 2015, CCA owned and managed 47 correctional and detention facilities, and managed 11 correctional and detention facilities it did not own. In addition, CCA owned seven facilities that it leased to third-party operators. Management views CCA’s operating results in one operating segment. However, the Company has chosen to report financial performance segregated for (1) owned and managed correctional and detention facilities and (2) managed-only correctional and detention facilities as the Company believes this information is useful to users of the financial statements. Owned and managed facilities include the operating results of those facilities placed into service that were owned or controlled via a long-term lease and managed by CCA. Managed-only facilities include the operating results of those facilities owned by a third party and managed by CCA. The operating performance of the owned and managed and the managed-only correctional and detention facilities can be measured based on their net operating income. CCA defines facility net operating income as a facility’s operating income or loss from operations before interest, taxes, asset impairments, depreciation, and amortization.

The revenue and net operating income for the owned and managed and the managed-only facilities and a reconciliation to CCA’s operating income is as follows for the three and nine months ended September 30, 2015 and 2014 (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Revenue:
Owned and managed	$395,587	$345,105	$1,155,604	$1,020,041
Managed-only	54,750	53,915	161,408	178,246

Total management revenue	450,337	399,020	1,317,012	1,198,287

Operating expenses:
Owned and managed	270,221	227,816	777,940	683,143
Managed-only	50,364	47,300	147,073	159,581

Total operating expenses	320,585	275,116	925,013	842,724

Facility net operating income:
Owned and managed	125,366	117,289	377,664	336,898
Managed-only	4,386	6,615	14,335	18,665

Total facility net operating income	129,752	123,904	391,999	355,563

Other revenue (expense):
Rental and other revenue	9,620	9,454	28,240	25,103
Other operating expense	(5,915)	(7,596)	(20,184)	(14,978)
General and administrative	(26,791)	(27,635)	(76,770)	(79,586)
Depreciation and amortization	(41,230)	(28,277)	(108,315)	(85,413)
Asset impairments	—	—	(955)	(2,238)

Operating income	$65,436	$69,850	$214,015	$198,451

The following table summarizes capital expenditures including accrued amounts for the three and nine months ended September 30, 2015 and 2014 (amounts in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Capital expenditures:
Owned and managed	$41,775	$101,920	$195,136	$151,391
Managed-only	1,074	872	2,973	2,271
Corporate and other	15,809	4,995	25,409	7,872

Total capital expenditures	$58,658	$107,787	$223,518	$161,534

The total assets are as follows (in thousands):

	September 30, 2015	December 31, 2014
Assets:
Owned and managed	$2,852,712	$2,745,905
Managed-only	65,588	68,146
Corporate and other	332,332	313,140

Total assets	$3,250,632	$3,127,191

12.	CONDENSED CONSOLIDATING FINANCIAL STATEMENTS OF THE COMPANY AND SUBSIDIARIES

The following condensed consolidating financial statements of CCA and subsidiaries have been prepared pursuant to Rule 3-10 of Regulation S-X. These condensed consolidating financial statements have been prepared from the Company’s financial information on the same basis of accounting as the consolidated financial statements.

CONDENSED CONSOLIDATING BALANCE SHEET

As of September 30, 2015

(in thousands)

ASSETS	Parent	Combined Subsidiary Guarantors	Consolidating Adjustments and Other	Total Consolidated Amounts
Cash and cash equivalents	$32,417	$45,985	$—	$78,402
Restricted cash	645	340	—	985
Accounts receivable, net of allowance	173,613	154,382	(77,458)	250,537
Current deferred tax assets	164	8,247	—	8,411
Prepaid expenses and other current assets	3,512	40,680	(7,959)	36,233

Total current assets	210,351	249,634	(85,417)	374,568
Property and equipment, net	2,531,397	241,346	—	2,772,743
Restricted cash	122	—	—	122
Investment in direct financing lease	1,348	—	—	1,348
Goodwill	—	15,155	—	15,155
Non-current deferred tax assets	—	6,230	(354)	5,876
Other assets	252,542	45,657	(217,379)	80,820

Total assets	$2,995,760	$558,022	$(303,150)	$3,250,632

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued expenses	$200,169	$207,484	$(85,382)	$322,271
Income taxes payable	3	1,480	—	1,483

Total current liabilities	200,172	208,964	(85,382)	323,754
Long-term debt	1,320,000	115,000	(115,000)	1,320,000
Non-current deferred tax liabilities	354	—	(354)	—
Deferred revenue	—	72,722	—	72,722
Other liabilities	1,353	58,922	—	60,275

Total liabilities	1,521,879	455,608	(200,736)	1,776,751

Total stockholders’ equity	1,473,881	102,414	(102,414)	1,473,881

Total liabilities and stockholders’ equity	$2,995,760	$558,022	$(303,150)	$3,250,632

CONDENSED CONSOLIDATING BALANCE SHEET

As of December 31, 2014

(in thousands)

ASSETS	Parent	Combined Subsidiary Guarantors	Consolidating Adjustments and Other	Total Consolidated Amounts
Cash and cash equivalents	$12,337	$62,056	$—	$74,393
Accounts receivable, net of allowance	167,626	178,911	(97,949)	248,588
Current deferred tax assets	—	13,241	(12)	13,229
Prepaid expenses and other current assets	17,060	34,705	(21,990)	29,775

Total current assets	197,023	288,913	(119,951)	365,985
Property and equipment, net	2,459,053	199,575	—	2,658,628
Restricted cash	1,267	1,591	—	2,858
Investment in direct financing lease	3,223	—	—	3,223
Goodwill	—	16,110	—	16,110
Non-current deferred tax assets	—	2,778	(477)	2,301
Other assets	241,690	47,046	(210,650)	78,086

Total assets	$2,902,256	$556,013	$(331,078)	$3,127,191

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued expenses	$218,403	$205,213	$(106,050)	$317,566
Income taxes payable	195	1,173	—	1,368
Current deferred tax liabilities	13	—	(13)	—
Note payable to an affiliate	—	13,854	(13,854)	—
Current liabilities of discontinued operations	—	54	—	54

Total current liabilities	218,611	220,294	(119,917)	318,988
Long-term debt	1,200,000	115,000	(115,000)	1,200,000
Non-current deferred tax liabilities	477	—	(477)	—
Deferred revenue	—	87,227	—	87,227
Other liabilities	1,668	37,808	—	39,476

Total liabilities	1,420,756	460,329	(235,394)	1,645,691

Total stockholders’ equity	1,481,500	95,684	(95,684)	1,481,500

Total liabilities and stockholders’ equity	$2,902,256	$556,013	$(331,078)	$3,127,191

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the three months ended September 30, 2015

(in thousands)

	Parent	Combined Subsidiary Guarantors	Consolidating Adjustments and Other	Total Consolidated Amounts
REVENUES	$294,578	$384,840	$(219,461)	$459,957

EXPENSES:
Operating	226,020	319,941	(219,461)	326,500
General and administrative	8,226	18,565	—	26,791
Depreciation and amortization	20,623	20,607	—	41,230

	254,869	359,113	(219,461)	394,521

OPERATING INCOME	39,709	25,727	—	65,436

OTHER (INCOME) EXPENSE:
Interest expense, net	7,739	4,025	—	11,764
Expenses associated with debt refinancing transactions	701	—	—	701
Other (income) expense	131	(469)	(25)	(363)

	8,571	3,556	(25)	12,102

INCOME BEFORE INCOME TAXES	31,138	22,171	25	53,334

Income tax expense	(480)	(2,178)	—	(2,658)

INCOME BEFORE EQUITY IN SUBSIDIARIES	30,658	19,993	25	50,676

Income from equity in subsidiaries	20,018	—	(20,018)	—

NET INCOME	$50,676	$19,993	$(19,993)	$50,676

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the three months ended September 30, 2014

(in thousands)

	Parent	Combined Subsidiary Guarantors	Consolidating Adjustments and Other	Total Consolidated Amounts
REVENUES	$319,127	$310,597	$(221,250)	$408,474

EXPENSES:
Operating	226,820	277,142	(221,250)	282,712
General and administrative	8,719	18,916	—	27,635
Depreciation and amortization	20,389	7,888	—	28,277

	255,928	303,946	(221,250)	338,624

OPERATING INCOME	63,199	6,651	—	69,850

OTHER (INCOME) EXPENSE:
Interest expense, net	8,821	1,555	—	10,376
Other (income) expense	250	(61)	(332)	(143)

	9,071	1,494	(332)	10,233

INCOME BEFORE INCOME TAXES	54,128	5,157	332	59,617

Income tax expense	(208)	(1,863)	—	(2,071)

INCOME BEFORE EQUITY IN SUBSIDIARIES	53,920	3,294	332	57,546

Income from equity in subsidiaries	3,626	—	(3,626)	—

NET INCOME	$57,546	$3,294	$(3,294)	$57,546

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the nine months ended September 30, 2015

(in thousands)

	Parent	Combined Subsidiary Guarantors	Consolidating Adjustments and Other	Total Consolidated Amounts
REVENUES	$899,992	$1,093,011	$(647,751)	$1,345,252

EXPENSES:
Operating	669,653	923,295	(647,751)	945,197
General and administrative	23,725	53,045	—	76,770
Depreciation and amortization	60,967	47,348	—	108,315
Asset impairments	—	955	—	955

	754,345	1,024,643	(647,751)	1,131,237

OPERATING INCOME	145,647	68,368	—	214,015

OTHER (INCOME) EXPENSE:
Interest expense, net	24,420	9,295	—	33,715
Expenses associated with debt refinancing transactions	701	—	—	701
Other (income) expense	91	(479)	35	(353)

	25,212	8,816	35	34,063

INCOME BEFORE INCOME TAXES	120,435	59,552	(35)	179,952

Income tax expense	(1,001)	(5,695)	—	(6,696)

INCOME BEFORE EQUITY IN SUBSIDIARIES	119,434	53,857	(35)	173,256

Income from equity in subsidiaries	53,822	—	(53,822)	—

NET INCOME	$173,256	$53,857	$(53,857)	$173,256

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the nine months ended September 30, 2014

(in thousands)

	Parent	Combined Subsidiary Guarantors	Consolidating Adjustments and Other	Total Consolidated Amounts
REVENUES	$939,686	$936,352	$(652,648)	$1,223,390

EXPENSES:
Operating	671,914	838,436	(652,648)	857,702
General and administrative	25,648	53,938	—	79,586
Depreciation and amortization	60,266	25,147	—	85,413
Asset impairments	2,238	—	—	2,238

	760,066	917,521	(652,648)	1,024,939

OPERATING INCOME	179,620	18,831	—	198,451

OTHER (INCOME) EXPENSE:
Interest expense, net	26,232	2,856	—	29,088
Other (income) expense	87	(589)	(641)	(1,143)

	26,319	2,267	(641)	27,945

INCOME BEFORE INCOME TAXES	153,301	16,564	641	170,506

Income tax expense	(342)	(5,148)	—	(5,490)

INCOME BEFORE EQUITY IN SUBSIDIARIES	152,959	11,416	641	165,016

Income from equity in subsidiaries	12,057	—	(12,057)	—

NET INCOME	$165,016	$11,416	$(11,416)	$165,016

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the nine months ended September 30, 2015

(in thousands)

	Parent	Combined Subsidiary Guarantors	Consolidating Adjustments And Other	Total Consolidated Amounts
Net cash provided by operating activities	$182,363	$123,378	$—	$305,741
Net cash used in investing activities	(82,731)	(75,349)	(67,599)	(225,679)
Net cash provided by (used in) financing activities	(79,552)	(64,100)	67,599	(76,053)

Net increase (decrease) in cash and cash equivalents	20,080	(16,071)	—	4,009
CASH AND CASH EQUIVALENTS, beginning of period	12,337	62,056	—	74,393

CASH AND CASH EQUIVALENTS, end of period	$32,417	$45,985	$—	$78,402

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the nine months ended September 30, 2014

(in thousands)

	Parent	Combined Subsidiary Guarantors	Consolidating Adjustments And Other	Total Consolidated Amounts
Net cash provided by (used in) operating activities	$253,232	$(4,543)	$—	$248,689
Net cash used in investing activities	(130,102)	(81,892)	70,500	(141,494)
Net cash provided by (used in) financing activities	(144,443)	78,676	(70,500)	(136,267)

Net decrease in cash and cash equivalents	(21,313)	(7,759)	—	(29,072)
CASH AND CASH EQUIVALENTS, beginning of period	31,647	46,272	—	77,919

CASH AND CASH EQUIVALENTS, end of period	$10,334	$38,513	$—	$48,847

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

This quarterly report on Form 10-Q contains statements as to our beliefs and expectations of the outcome of future events that are forward-looking statements as defined within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of current or historical fact contained herein, including statements regarding our future financial position, business strategy, budgets, projected costs and plans, and objectives of management for future operations, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “estimate,” “expect,” “intend,” “could,” “may,” “plan,” “projects,” “will,” and similar expressions, as they relate to us, are intended to identify forward-looking statements. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from the statements made. These include, but are not limited to, the risks and uncertainties associated with:

•	general economic and market conditions, including the impact governmental budgets can have on our per diem rates and occupancy;

•	fluctuations in operating results because of, among other things, changes in occupancy levels, competition, increases in costs of operations, fluctuations in interest rates, and risks of operations;

•	changes in the privatization of the corrections and detention industry and the public acceptance of our services;

•	our ability to obtain and maintain correctional facility management contracts, including, but not limited to, sufficient governmental appropriations, contract compliance, effects of inmate disturbances, and the timing of the opening of new facilities and the commencement of new management contracts as well as our ability to utilize current available beds and new capacity as development and expansion projects are completed;

•	increases in costs to develop or expand correctional facilities that exceed original estimates, or the inability to complete such projects on schedule as a result of various factors, many of which are beyond our control, such as weather, labor conditions, and material shortages, resulting in increased construction costs;

•	changes in government policy and in legislation and regulation of the corrections and detention industry that affect our business, including, but not limited to, California’s utilization of out-of-state private correctional capacity and the continued utilization of the South Texas Family Residential Center by U.S. Immigration and Customs Enforcement, or ICE, and the impact of any changes to immigration reform and sentencing laws (Our policy prohibits us from engaging in lobbying or advocacy efforts that would influence enforcement efforts, parole standards, criminal laws, and sentencing policies.);

•	our ability to successfully integrate operations of Avalon Correctional Services, Inc., or Avalon, and realize projected revenues resulting therefrom;

•	our ability to meet and maintain qualification for taxation as a real estate investment trust, or REIT; and

•	the availability of debt and equity financing on terms that are favorable to us.

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

OVERVIEW

The Company

As of September 30, 2015, we owned or controlled 54 correctional and detention facilities and managed an additional 11 facilities owned by our government partners, with a total design capacity of approximately 83,000 beds in 19 states and the District of Columbia. We are a REIT specializing in owning, operating, and managing prisons and other correctional facilities and providing residential, community re-entry, and prisoner transportation services for governmental agencies. In addition to providing fundamental residential services, our facilities offer a variety of rehabilitation and educational programs, including basic education, faith-based services, life skills and employment training, and substance abuse treatment. These services are intended to reduce recidivism and to prepare offenders for their successful re-entry into society upon their release. We also provide or make available to offenders certain health care (including medical, dental, and mental health services), food services, and work and recreational programs.

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

Asset impairments. The primary risk we face for asset impairment charges, excluding goodwill, is associated with correctional facilities we own. As of September 30, 2015, we had $2.8 billion in property and equipment, including $127.1 million in long-lived assets, excluding equipment, at six idled correctional facilities. The impairment analyses we performed for each of these facilities excluded the net book value of equipment, as a substantial portion of the equipment is easily transferrable to other company-owned facilities without significant cost. The carrying values of the six idled facilities as of September 30, 2015 were as follows (in thousands):

Prairie Correctional Facility	$18,126
Huerfano County Correctional Center	18,464
Diamondback Correctional Facility	43,404
Otter Creek Correctional Center	23,479
Marion Adjustment Center	12,646
Lee Adjustment Center	10,969

$127,088

From the date each facility became idle, the idled facilities incurred combined operating expenses of approximately $2.0 million and $1.7 million for the three months ended September 30, 2015 and 2014, respectively. From the date each facility became idle, the idled facilities incurred combined operating expenses of approximately $5.4 million and $5.1 million for the nine months ended September 30, 2015 and 2014, respectively. The operating expenses incurred in the nine months ended September 30, 2014 exclude the incremental expenses incurred in connection with the activation of the Diamondback Correctional Facility which began in the third quarter of 2013 and continued until near the end of the second quarter of 2014, as further described hereafter.

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

By their nature, these estimates contain uncertainties with respect to the extent and timing of the respective cash flows due to potential delays or material changes to historical terms and conditions in contracts with prospective customers that could impact the estimate of cash flows. Notwithstanding the effects the recent economic downturn has had on our customers’ demand for prison beds in the short-term which led to our decision to idle certain facilities, we believe the long-term trends favor an increase in the utilization of our correctional facilities and management services. This belief is based on our experience in operating in difficult economic environments and in working with governmental agencies faced with significant budgetary challenges, which is a primary contributing factor to the lack of appropriated funding since 2009 to build new bed capacity by the federal and state governments with which we partner.

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

Self-funded insurance reserves. As of September 30, 2015, we had $30.8 million in accrued liabilities for employee health, workers’ compensation, and automobile insurance claims. We are significantly self-insured for employee health, workers’ compensation, and automobile liability insurance claims. As such, our insurance expense is largely dependent on claims experience and our ability to control our claims. We have consistently accrued the estimated liability for employee health insurance claims based on our history of claims experience and the estimated time lag between the incident date and the date we pay the claims. We have accrued the estimated liability for workers’ compensation claims based on an actuarial valuation of the outstanding liabilities, discounted to the net present value of the outstanding liabilities, using a combination of actuarial methods used to project ultimate losses, and our automobile insurance claims based on estimated development factors on claims incurred. The liability for employee health, workers’ compensation, and automobile insurance includes estimates for both claims incurred and for claims incurred but not reported. These estimates could change in the future. It is possible that future cash flows and results of operations could be materially affected by changes in our assumptions, new developments, or by the effectiveness of our strategies.

Legal reserves. As of September 30, 2015, we had $4.8 million in accrued liabilities related to certain legal proceedings in which we are involved. We have accrued our best estimate of the probable costs for the resolution of these claims based on a range of potential outcomes. In addition, we are subject to current and potential future legal proceedings for which little or no accrual has been reflected because our current assessment of the potential exposure is nominal. These estimates have been developed in consultation with our General Counsel’s office and, as appropriate, outside counsel handling these matters, and are based upon an analysis of potential results, assuming a combination of litigation and settlement strategies. It is possible that future cash flows and results of operations could be materially affected by changes in our assumptions, new developments, or by the effectiveness of our strategies.

RESULTS OF OPERATIONS

Our results of operations are impacted by the number of facilities we owned and managed, the number of facilities we managed but did not own, the number of facilities we leased to other operators, and the facilities we owned that were not in operation. The following table sets forth the changes in the number of facilities operated for the periods presented:

	Effective Date	Owned and Managed	Managed Only	Leased	Total
Facilities as of December 31, 2013		49	16	4	69

Termination of the management contracts for the Bay, Graceville and Moore Haven Correctional Facilities	January 2014	—	(3)	—	(3)
Termination of the contract at the North Georgia Detention Center	February 2014	(1)	—	—	(1)
Termination of the management contract for the Idaho Correctional Center	July 2014	—	(1)	—	(1)
Sale of the Houston Educational Facility	November 2014	—	—	(1)	(1)
Activation of the South Texas Family Residential Center	October 2014	1	—	—	1

Facilities as of December 31, 2014		49	12	3	64

Impairment of non-core assets	January 2015	(2)	—	—	(2)
Acquisition of four community corrections facilities in Pennsylvania	August 2015	—	—	4	4
Termination of the management contract for the Winn Correctional Center	September 2015	—	(1)	—	(1)

Facilities as of September 30, 2015		47	11	7	65

Three and Nine Months Ended September 30, 2015 Compared to the Three and Nine Months Ended September 30, 2014

Net income was $50.7 million, or $0.43 per diluted share, for the three months ended September 30, 2015, compared with net income of $57.5 million, or $0.49 per diluted share, for the three months ended September 30, 2014. During the nine months ended September 30, 2015, we generated net income of $173.3 million, or $1.47 per diluted share, compared with net income of $165.0 million, or $1.41 per diluted share, for the nine months ended September 30, 2014.

Facility Operations

A key performance indicator we use to measure the revenue and expenses associated with the operation of the facilities we own or manage is expressed in terms of a compensated man-day, which represents the revenue we generate and expenses we incur for one offender for one calendar day. Revenue and expenses per compensated man-day are computed by dividing facility revenue and expenses by the total number of compensated man-days during the period. A compensated man-day represents a calendar day for which we are paid for the occupancy of an offender. We believe the measurement is useful because we are compensated for operating and managing facilities at an offender per-diem rate based upon actual or minimum guaranteed occupancy levels. We also measure our ability to contain costs on a per-compensated man-day basis, which is largely dependent upon the number of offenders we accommodate. Further, per compensated man-day measurements are also used to estimate our potential profitability based on certain occupancy levels relative to design capacity. Revenue and expenses per compensated man-day for all of the facilities placed into service that we owned or managed, exclusive of those held for lease, were as follows for the three and nine months ended September 30, 2015 and 2014:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Revenue per compensated man-day	$73.65	$63.28	$72.22	$62.34
Operating expenses per compensated man-day:
Fixed expense	38.80	32.37	37.16	32.51
Variable expense	15.90	11.26	14.91	11.19

Total	54.70	43.63	52.07	43.70

Operating income per compensated man-day	$18.95	$19.65	$20.15	$18.64

Operating margin	25.7%	31.1%	27.9%	29.9%

Average compensated occupancy	82.6%	83.9%	83.9%	84.4%

Average available beds	80,455	81,658	79,664	83,432

Average compensated population	66,465	68,544	66,801	70,407

Fixed expenses per compensated man-day for the three and nine months ended September 30, 2015 include depreciation expense of $10.7 million and $19.2 million, respectively, and interest expense of $3.2 million and $5.4 million, respectively, in order to more properly reflect the cash flows associated with the lease at the South Texas Family Residential Center. The calculations of expenses per compensated man-day for the nine-month period ended September 30, 2014 exclude expenses incurred during the first six months of 2014 for start-up efforts associated with the Diamondback facility because of the distorted impact they have on the statistics. The Diamondback expenses were incurred in connection with the activation of the facility in anticipation of a new contract. As further described hereafter, in April 2014, we made the decision to once again idle the facility in the absence of a definitive contract. The de-activation was completed near the end of the second quarter of 2014.

Revenue

Total revenue consists of revenue we generate in the operation and management of correctional and detention facilities, as well as rental revenue generated from facilities we lease to third-party operators, and from our inmate transportation subsidiary. The following tables reflect the components of revenue for the three and nine months ended September 30, 2015 and 2014 (in millions):

	For the Three Months Ended September 30,
	2015	2014	$ Change	% Change
Management revenue:
Federal	$238.7	$179.6	$59.1	32.9%
State	181.6	187.2	(5.6)	(3.0%)
Local	16.6	18.0	(1.4)	(7.8%)
Other	13.4	14.2	(0.8)	(5.6%)

Total management revenue	450.3	399.0	51.3	12.9%
Rental and other revenue	9.7	9.5	0.2	2.1%

Total revenue	$460.0	$408.5	$51.5	12.6%

	For the Nine Months Ended September 30,
	2015	2014	$ Change	% Change
Management revenue:
Federal	$678.2	$532.3	$145.9	27.4%
State	550.0	571.8	(21.8)	(3.8%)
Local	49.1	51.4	(2.3)	(4.5%)
Other	39.7	42.8	(3.1)	(7.2%)

Total management revenue	1,317.0	1,198.3	118.7	9.9%
Rental and other revenue	28.3	25.1	3.2	12.7%

Total revenue	$1,345.3	$1,223.4	$121.9	10.0%

The $51.3 million, or 12.9%, increase in revenue associated with the operation and management of correctional and detention facilities during the third quarter of 2015 compared with the third quarter of 2014 consisted of an increase in revenue of approximately $63.4 million resulting from an increase of 16.4% in average revenue per compensated man-day, partially offset by a decrease in revenue of approximately $12.1 million caused by a decrease in the average daily compensated population from 2014 to 2015. The $118.7 million, or 9.9%, increase in revenue associated with the operation and management of correctional and detention facilities during the nine months ended September 30, 2015 compared with the same period in the prior year consisted of an increase in revenue of approximately $180.1 million resulting from an increase of 15.8% in average revenue per compensated man-day, partially offset by a decrease in revenue of approximately $61.4 million caused by a decrease in the average daily compensated population from 2014 to 2015. Most notably, the increase in average revenue per compensated man-day in both periods was a result of the activation of the South Texas Family Residential Center in the fourth quarter of 2014, as further described hereafter. Per diem increases at several of our other facilities also contributed to the increase in average revenue per compensated man-day from 2014 to 2015. Excluding the impact of revenue at the South Texas Family Residential Center, revenue per compensated man-day increased 1.7% and 3.1% for the three and nine months ended September 30, 2015, respectively, compared with 2014.

Average daily compensated population decreased 2,079, or 3.0%, from 68,544 during the three months ended September 30, 2014 to 66,465 during the three months ended September 30, 2015, while average daily compensated population for the nine months ended September 30, 2015 decreased 3,606 from the comparable period in 2014. The decline in average compensated population in both periods primarily resulted from the expiration of our contract with the Federal Bureau of Prisons, or BOP, at our Northeast Ohio Correctional Center effective May 31, 2015, and due to a decline in California inmates held in our out-of-state facilities, both as further described hereafter. A decline in federal populations at certain of our other facilities also contributed to the decrease in average compensated population from 2014 to 2015.

The decline in average compensated population during the nine-month period also resulted from the expiration of our contract at the Idaho Correctional Center after the state of Idaho assumed management of the facility effective July 1, 2014. In addition, the decline in average compensated population during the nine-month period resulted from the expiration of our contracts at the Bay Correctional Facility, Graceville Correctional Facility, and Moore Haven Correctional Facility, collectively referred to herein as the “Three Florida Facilities,” after the Florida Department of Management Services, or DMS, awarded the management of these contracts to another operator effective January 31, 2014. Combined, these four facilities generated facility net operating losses of $1.9 million during the time they were active in 2014. The decline in average compensated population in both periods was partially offset by an increase in populations at our newly activated South Texas Family Residential Center and at our Red Rock Correctional Center, both as further described hereafter.

Business from our federal customers, including primarily the BOP, the United States Marshals Service, or USMS, and ICE, continues to be a significant component of our business. Our federal customers generated approximately 53% and 45% of our total management revenue for the three months ended September 30, 2015 and 2014, respectively, increasing $59.1 million, or 32.9%. Our federal customers generated approximately 51% and 44% of our total management revenue for the nine months ended September 30, 2015 and 2014, respectively, increasing $145.9 million, or 27.4%. The increase in federal revenues in both periods primarily resulted from the activation of the South Texas Family Residential Center in the fourth quarter of 2014, as further described hereafter, and per diem increases at several of our other facilities, partially offset by a decline in federal populations at several facilities, including the BOP population at our Northeast Ohio Correctional Center, as further described hereafter.

Despite our increase in federal revenue, inmate populations in federal facilities, particularly within the BOP system nationwide, have declined over the past two years. Inmate populations in the BOP system are expected to decline further in the fourth quarter of 2015, and potentially future quarters, primarily due to the retroactive application of changes to sentencing guidelines applicable to federal drug trafficking offenses. However, we do not expect a significant impact because BOP inmate populations within our facilities are primarily criminal aliens incarcerated for immigration violations rather than drug trafficking offenses. Further, the BOP correctional system remains overcrowded at approximately 122.4% at September 30, 2015. Nonetheless, increases in capacity within the federal system could result in a decline in BOP populations within our facilities.

State revenues from facilities that we manage decreased 3.0% from the third quarter of 2014 to the third quarter of 2015, and decreased 3.8% from the nine months ended September 30, 2014 to the same period in 2015. The decrease in state revenues in both the three- and nine-month periods was primarily a result of a decline in California inmates held in our out-of-state facilities, as further described hereafter. In addition, the decrease in state revenues in both periods was a result of the expiration of our contract with the state of Vermont at our Lee Adjustment Center effective June 30, 2015, as further described hereafter. The decrease in state revenues during the nine-month period was also a result of the expiration of our contracts at the Idaho Correctional Center effective July 1, 2014 and at the Three Florida Facilities effective January 31, 2014. The decrease in state revenues in both the three- and nine-month periods was partially offset by an increase in revenue at our Red Rock Correctional Center in Arizona, as further described hereafter.

Several of our state partners are projecting improvements in their budgets which has resulted in our ability to secure recent per diem increases at certain facilities. Further, several of our existing state partners, as well as state partners with which we do not currently do business, are experiencing growth in inmate populations and overcrowded conditions. Although we can provide no assurance that we will enter into any new contracts, we believe we are in a good position to not only provide them with needed bed capacity, but with the programming and re-entry services they are seeking.

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

Rental and other revenue during the nine months ended September 30, 2015 increased when compared to the same period in the prior year as a result of a contract adjustment by one of our government partners previously disclosed in the fourth quarter of 2013. The contract adjustment resulted in an accrual of $13.0 million of revenue and an equal accrual of operating expenses during the fourth quarter of 2013, which were revised to $9.0 million during the first quarter of 2014, resulting in the reduction of both revenue and operating expenses by $4.0 million in the first quarter of 2014.

Operating Expenses

Operating expenses totaled $326.5 million and $282.7 million for the three months ended September 30, 2015 and 2014, respectively, while operating expenses for the nine months ended September 30, 2015 and 2014 totaled $945.2 million and $857.7 million, respectively. Operating expenses consist of those expenses incurred in the operation and management of correctional and detention facilities, as well as at facilities we lease to third-party operators, and for our inmate transportation subsidiary.

Expenses incurred in connection with the operation and management of correctional and detention facilities increased $45.5 million, or 16.5% during the third quarter of 2015 compared with the same period in 2014. Operating expenses increased $82.3 million, or

9.8% during the first nine months of 2015 compared with the same period in 2014. Similar to our increase in revenues, operating expenses in both periods increased most notably as a result of the activation of our South Texas Family Residential Center in the fourth quarter of 2014, as further described hereafter. The additional inmate population at our Red Rock Correctional Center, as further described hereafter, also contributed to the increase in operating expenses in both the three- and nine-month periods. The increase in operating expenses in both periods was partially offset by a reduction in expenses resulting from the expiration of our BOP contract at our Northeast Ohio Correctional Center effective May 31, 2015 and the expiration of our contract with the state of Vermont at our Lee Adjustment Center effective June 30, 2015, both as further described hereafter. The increase in operating expenses in the nine-month period was also partially offset by a reduction in expenses resulting from the expiration of our contracts at the Idaho Correctional Center effective July 1, 2014 and at the Three Florida Facilities effective January 31, 2014.

Fixed expenses per compensated man-day increased to $38.80 during the three months ended September 30, 2015 from $32.37 during the three months ended September 30, 2014. Fixed expenses per compensated man-day increased to $37.16 during the nine months ended September 30, 2015 from $32.51 during the same period in 2014. Fixed expenses per compensated man-day for the three and nine months ended September 30, 2015 include depreciation expense of $10.7 million and $19.2 million, respectively, and interest expense of $3.2 million and $5.4 million, respectively, in order to more properly reflect the cash flows associated with the lease at the South Texas Family Residential Center. In total, fixed expenses at the now fully constructed 2,400-bed South Texas Family Residential Center contributed to increases of $3.59 and $2.71 per compensated man-day for the three and nine months ended September 30, 2015, respectively.

Fixed expenses per compensated man-day also increased due to an increase in salaries and benefits per compensated man-day of $3.26 and $2.73 for the three- and nine-month periods, respectively. The increase in salaries and benefits per compensated man-day in both periods resulted primarily from a higher average wage rate at our South Texas Family Residential Center, which accounted for increases of $1.22 and $1.19 per compensated man-day for the three- and nine-month periods, respectively. The increase in salaries and benefits per compensated man-day was also due to necessary staffing required during the decline in California inmate populations, expenses associated with the termination of the contract at the Winn Correctional Center, inflationary increases, and higher employee benefits. Salaries and benefits represent the most significant component of our operating expenses, representing approximately 62% of our total operating expenses during 2014 and 59% for the first nine months of 2015.

Variable expenses per compensated man-day increased $4.64 and $3.72, respectively, during the three and nine months ended September 30, 2015 from the same periods in the prior year. The increase in both periods was primarily due to expenses associated with activating our South Texas Family Residential Center, and due to an increase in other variable expenses. Variable expenses at the South Texas Family Residential Center accounted for increases of $3.29 and $2.79 per compensated man-day for the three- and nine-month periods, respectively.

Operating expenses also increased from the nine months ended September 30, 2014 to the nine months ended September 30, 2015 as a result of the contract adjustment by one of our government partners which reduced both revenue and operating expenses by $4.0 million in the first quarter of 2014, as previously described. In addition, operating expenses in the first quarter of 2015 included a $3.0 million bad debt charge associated with a facility we no longer manage.

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

During December 2014, the BOP announced that it elected not to renew its contract with us at our owned and operated 2,016-bed Northeast Ohio Correctional Center with a net carrying value of $32.1 million as of September 30, 2015. The contract with the BOP at this facility expired on May 31, 2015. Facility net operating income decreased by $5.1 million from the third quarter of 2014 to the third quarter of 2015 and decreased by $6.0 million from the first nine months of 2014 to the same period in 2015 as a result of this reduction in inmate population. We expect to continue to house USMS detainees at this facility pursuant to a separate contract that expires December 31, 2016 with one two-year renewal option remaining, while we continue to market the space that became available.

In April 2015, we provided notice to the state of Louisiana that we would cease management of the managed-only contract at the state-owned 1,538-bed Winn Correctional Center within 180 days, in accordance with the notice provisions of the contract. Management of the facility transitioned to another operator effective September 30, 2015. We generated facility net operating income at this facility of $0.4 million and $1.0 million for the three and nine months ended September 30, 2014, respectively, and incurred a facility net operating loss of $1.0 million and $3.9 million for the three and nine months ended September 30, 2015, respectively. In anticipation of terminating the contract at this facility, we also recorded an asset impairment of $1.0 million during the first quarter of 2015 for the write-off of goodwill associated with the Winn facility.

During May 2015, the state of Vermont announced that it elected to not renew the contract that would have allowed for Vermont’s continued use of our owned and operated 816-bed Lee Adjustment Center. The contract expired on June 30, 2015. During the first six months of 2015, the offender population at the Lee Adjustment Center averaged 308 offenders, compared with 458 offenders during the same period in 2014. We generated facility net operating income at this facility of $0.3 million and $0.6 million for the three and nine months ended September 30, 2014, respectively. We incurred a facility net operating loss at the Lee Adjustment Center of $1.2 million during the time the facility was active in 2015. We idled the facility upon transfer of the offender population in June 2015, but will continue to market the facility to other customers. The net carrying value of the Lee Adjustment Center was $11.0 million as of September 30, 2015.

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Owned and Managed Facilities:
Revenue per compensated man-day	$82.75	$69.65	$80.86	$69.15
Operating expenses per compensated man-day:
Fixed expense	42.15	34.32	40.09	34.60
Variable expense	17.29	11.66	16.07	11.52

Total	59.44	45.98	56.16	46.12

Operating income per compensated man-day	$23.31	$23.67	$24.70	$23.03

Operating margin	28.2%	34.0%	30.5%	33.3%

Average compensated occupancy	79.9%	81.3%	81.5%	81.6%

Average available beds	65,019	66,222	64,228	66,222

Average compensated population	51,962	53,857	52,351	54,036

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Managed Only Facilities:
Revenue per compensated man-day	$41.03	$39.90	$40.92	$39.88
Operating expenses per compensated man-day:
Fixed expense	26.82	25.24	26.57	25.62
Variable expense	10.93	9.77	10.71	10.09

Total	37.75	35.01	37.28	35.71

Operating income per compensated man-day	$3.28	$4.89	$3.64	$4.17

Operating margin	8.0%	12.3%	8.9%	10.5%

Average compensated occupancy	94.0%	95.1%	93.6%	95.1%

Average available beds	15,436	15,436	15,436	17,210

Average compensated population	14,503	14,687	14,450	16,371

Owned and Managed Facilities

Facility net operating income, or the operating income or loss from operations before interest, taxes, asset impairments, depreciation and amortization, at our owned and managed facilities increased by $8.1 million, from $117.3 million during the third quarter of 2014 to $125.4 million during the third quarter of 2015, an increase of 6.9%. Facility net operating income at our owned and managed facilities increased by $40.8 million, from $336.9 million during the nine months ended September 30, 2014 to $377.7 million during the nine months ended September 30, 2015, an increase of 12.1%. Facility net operating income at our owned and managed facilities in the three and nine months ended September 30, 2015 was favorably impacted by the activation of the South Texas Family Residential Center, as further described hereafter. The aforementioned $13.9 million and $24.6 million aggregate depreciation and interest expense associated with the lease at the South Texas Family Residential Center in the three and nine months ended September 30, 2015, respectively, is not included in the facility net operating income amounts reported above, but is included in the per compensated man-day statistics.

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

We lease the South Texas Family Residential Center and the site upon which it was constructed from a third-party lessor. Our lease agreement with the lessor is over a period co-terminus with the aforementioned amended IGSA with ICE. ICE began housing the first residents at the facility in the fourth quarter of 2014, and the site was completed during the second quarter of 2015. The agreement provides for a fixed monthly payment in accordance with a graduated schedule. In accordance with the multiple-element arrangement guidance, a portion of the fixed monthly payments is recognized as lease and service revenue. During the three and nine months ended September 30, 2015, we recognized $71.2 million and $173.1 million, respectively, in total revenue associated with the facility. The expanded agreement with ICE had a favorable impact on the revenue and net operating income of our owned and managed facilities during the three and nine months ended September 30, 2015 and is expected to continue to have a favorable impact on our financial results at operating margins comparable to those of our average owned and managed operating margins.

In June 2015, ICE announced a policy change with regards to family detention that may shorten the duration of ICE detention for those who are awaiting further process before immigration courts. In addition, numerous lawsuits to which we are not a party have challenged the government’s policy of detaining migrant families. In one such lawsuit in the United States District Court for the Central District of California regarding a settlement agreement between ICE and a plaintiffs’ class consisting of detained minors, the court issued an order on August 21, 2015, enforcing the settlement agreement and requiring compliance by October 23, 2015. The court’s order clarifies that the government has the flexibility to hold class members for longer periods of time during influxes of large numbers of undocumented migrant families via the southern U.S. border. The order, however, could require ICE to shorten the duration of detention of class members, which could impact the South Texas Family Residential Center.

The federal government filed its notice of appeal, specifying two grounds, while announcing its intention to comply with the court’s order during the appeal’s pendency. The government must file its opening brief in the appeal by February 29, 2016. The class members must respond to the government’s brief no later than March 30, 2016. Any court decision or government action that impacts this contract could materially affect our financial condition and results of operations.

In September 2012, we announced that we were awarded a new management contract from the Arizona Department of Corrections to house up to 1,000 medium-security inmates at our 1,596-bed Red Rock Correctional Center in Arizona. The management contract, which commenced in January 2014, contains an initial term of ten years, with two five-year renewal options upon mutual agreement and provides an occupancy guarantee of 90% of the contracted beds, was implemented in two phases. The government partner included the occupancy guarantee in its Request For Proposal, or RFP, in order to guarantee its access to the beds. We received approximately 500 inmates from Arizona during the first quarter of 2014 and received approximately 500 additional inmates during the first quarter of 2015. In addition, in July 2015, we entered into a temporary agreement with the state of Arizona to house approximately 560 inmates for a period not to exceed 180 days. Revenue and facility net operating income increased by $6.1 million and $3.2 million, respectively, from the third quarter of 2014 to the third quarter of 2015, and increased by $11.9 million and $6.1 million, respectively, from the first nine months of 2014 to the same period in 2015 as a result of these increases in inmate populations.

In May 2011, in response to a lawsuit brought by inmates against the state of California, the U.S. Supreme Court upheld a lower court ruling issued by a three judge panel requiring California to reduce its inmate population to 137.5% of its capacity. In an effort to meet the Federal court ruling, the state of California enacted legislation that shifted the responsibilities for housing certain lower level inmates from state government to local jurisdictions. This realignment plan commenced on October 1, 2011 and, along with other actions to reduce inmate populations, has resulted in a reduction in state inmate populations of approximately 32,000 as of September 30, 2015. As of September 30, 2015, the adult inmate population held in state of California institutions met the Federal court order at approximately 135.4% of capacity, or approximately 112,000 inmates, which did not include the California inmates held in our out-of-state facilities.

We expect a decline in California inmates housed in certain of our facilities located outside the state of California as a result of decreases in inmate populations within the State’s correctional system. During the first quarter of 2015, the adult inmate population held in state of California institutions met the Federal court order to reduce inmate populations below 137.5% of its capacity. Inmate populations in the state have continued to decline below the court ordered capacity limit which has resulted in declining inmate populations in the out-of–state program. During the quarters ended September 30, 2015 and 2014, we housed an average daily population of approximately 6,850 and 8,850 inmates, respectively, from the state of California as a partial solution to the State’s overcrowding. This decline in population resulted in a decrease in revenue of $11.6 million from the third quarter of 2014 to the third quarter of 2015. As of October 31, 2015, we housed approximately 5,600 inmates from the state of California.

On October 13, 2015, we announced that we renewed our contract with the California Department of Corrections and Rehabilitation, or CDCR, through June 30, 2019. The contract renewal provides for up to 6,562 beds to be made available to CDCR during the renewal term at any of our facilities. The contract includes renewal options to extend beyond the three-year term upon mutual agreement by both parties. The remaining terms and conditions of the new contract are substantially unchanged from the existing contract, which was scheduled to expire June 30, 2016. Approximately 12% and 15% of our total revenue for the nine months ended September 30, 2015 and 2014, respectively, was generated from the CDCR, including revenue generated at our California City facility under a lease agreement that commenced December 1, 2013. An elimination of the use of our out-of-state solutions by the state of California would have a significant adverse impact on our financial position, results of operations, and cash flows.

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

On October 28, 2015, we closed on the acquisition of 100% of the stock of Avalon, along with a facility operated by Avalon, and entered into an agreement to purchase an additional facility operated by Avalon that is expected to close in the fourth quarter of 2015. Avalon, a privately held community corrections company that operates 11 community corrections facilities with approximately 3,000 beds in Oklahoma, Texas, and Wyoming, specializes in community correctional services, drug and alcohol treatment services, and residential re-entry services. Avalon provides these services for various federal, state, and local agencies, many with which we currently partner. We acquired Avalon as a strategic investment that continues to expand the re-entry assets owned and services we provide. We currently expect the annualized revenues to be generated by these 11 facilities to range from approximately $35.0 million to $40.0 million.

Managed-Only Facilities

Total revenue at our managed-only facilities increased $0.9 million, from $53.9 million during the third quarter of 2014 to $54.8 million during the third quarter of 2015, and decreased $16.8 million, from $178.2 million during the nine months ended September 30, 2014 to $161.4 million during the nine months ended September 30, 2015. The decrease in revenues at our managed-only facilities for the nine-month period was largely the result of the expiration of our contracts at the Idaho Correctional Center effective July 1, 2014 and at the Three Florida Facilities effective January 31, 2014. Revenue per compensated man-day increased to $41.03 from $39.90, or 2.8%, for the third quarter of 2015 compared with the same period in the prior year, and to $40.92 from $39.88, or 2.6%, for the nine months ended September 30, 2015 compared with the same period in the prior year. Operating expenses per compensated man-day increased to $37.75 during the third quarter of 2015 from $35.01 during the same period in the prior year, and to $37.28 during the nine months ended September 30, 2015 from $35.71 during the same period in the prior year. Facility net operating income at our managed-only facilities decreased $2.2 million, from $6.6 million during the three months ended September 30, 2014 to $4.4 million during the three months ended September 30, 2015, and decreased $4.4 million, from $18.7 million during the nine months ended September 30, 2014 to $14.3 million during the nine months ended September 30, 2015.

During the third quarter of 2013, the state of Idaho reported that they expected to solicit bids for the management of the Idaho Correctional Center upon the expiration of our contract in June 2014. During the third quarter of 2013, we decided not to submit a bid for the continued management of this facility. The state announced in early 2014 that it would assume management of the facility effective July 1, 2014. The transition of our operations to the state of Idaho was completed successfully on July 1, 2014. This facility incurred a facility net operating loss of $1.9 million during the time it was active in 2014.

We expect the managed-only business to remain competitive and we will only pursue opportunities for managed-only business where we are sufficiently compensated for the risk associated with this competitive business. Further, we may terminate existing contracts from time to time when we are unable to achieve per diem increases that offset increasing expenses and enable us to maintain safe, effective operations. In April 2015, we provided notice to the state of Louisiana that we would cease management of the 1,538-bed Winn Correctional Center within 180 days, in accordance with the notice provisions of the contract. Management of the facility transitioned to another operator effective September 30, 2015. We generated facility net operating income at this facility of $0.4 million and $1.0 million for the three and nine months ended September 30, 2014, respectively, and incurred a facility net operating loss of $1.0 million and $3.9 million for the three and nine months ended September 30, 2015, respectively. In anticipation of terminating the contract at this facility, we also recorded an asset impairment of $1.0 million during the first quarter of 2015 for the write-off of goodwill associated with the Winn facility. During the three and nine months ended September 30, 2015, managed-only facilities generated 3.3% and 3.7%, respectively, of our total facility net operating income compared with 5.3% and 5.2% during the three and nine months ended September 30, 2014, respectively.

General and administrative expense

For the three months ended September 30, 2015 and 2014, general and administrative expenses totaled $26.8 million and $27.6 million, respectively, while general and administrative expenses totaled $76.8 million and $79.6 million during the nine months ended September 30, 2015 and 2014, respectively. General and administrative expenses consist primarily of corporate management salaries and benefits, professional fees and other administrative expenses. The decrease in general and administrative expenses in both the three- and nine-month periods was primarily a result of decreased incentive compensation and professional fees, partially offset by $1.7 million of expenses incurred during the third quarter of 2015 associated with mergers and acquisitions, including primarily expenses for the acquisition of Avalon, which closed on October 28, 2015.

Depreciation and Amortization

For the three months ended September 30, 2015 and 2014, depreciation and amortization expense totaled $41.2 million and $28.3 million, respectively, while depreciation and amortization expense totaled $108.3 million and $85.4 million, respectively, during the nine months ended September 30, 2015 and 2014. Our depreciation and amortization expense increased in both the three- and nine-month periods of 2015 as a result of completion of construction of the 2,400-bed South Texas Family Residential Center in the second quarter of 2015. Prior to the second quarter of 2015, residents had been housed in pre-existing housing units on the property. Our lease agreement with the third-party lessor resulted in CCA being deemed the owner of the newly constructed assets for accounting purposes, in accordance with ASC 840-40-55, formerly Emerging Issues Task Force No. 97-10, “The Effect of Lessee Involvement in Asset Construction”. Accordingly, our balance sheet reflects the costs attributable to the building assets constructed by the third-party lessor, which, beginning in the second quarter of 2015, began being depreciated over the remainder of the four-year term of the lease. Depreciation expense for the constructed assets at this facility included $10.7 million and $19.2 million during the three and nine months ended September 30, 2015, respectively.

Interest expense, net

Interest expense is reported net of interest income and capitalized interest for the three and nine months ended September 30, 2015 and 2014. Gross interest expense, net of capitalized interest, was $12.8 million and $10.8 million, respectively, for the three months ended

September 30, 2015 and 2014, and was $35.4 million and $32.3 million, respectively, for the nine months ended September 30, 2015 and 2014. Gross interest expense is based on outstanding borrowings under our revolving credit facility, our outstanding senior notes, as well as the amortization of loan costs and unused facility fees. We also incur interest expense associated with the lease of the South Texas Family Residential Center, in accordance with ASC 840-40-55. Our interest expense increased in the both the three- and nine-month periods of 2015 as a result of completion of construction of the 2,400-bed South Texas Family Residential Center in the second quarter of 2015. Interest expense associated with the lease of this facility was $3.2 million and $5.4 million during the three and nine months ended September 30, 2015, respectively.

We have benefited from relatively low interest rates on our revolving credit facility, which is largely based on the London Interbank Offered Rate (LIBOR). It is possible that LIBOR could increase in the future. The interest rate on our revolving credit facility was at LIBOR plus a margin of 1.75% during 2014 and the first six months of 2015. Based on our leverage ratio, following an amendment to the revolving credit facility executed in July 2015, loans under our revolving credit facility bore interest at the base rate plus a margin of 0.25% or at LIBOR plus a margin of 1.25%, and a commitment fee equal to 0.30% of the unfunded balance. Based on our current leverage ratio, loans under our revolving credit facility bear interest at the base rate plus a margin of 0.50% or at LIBOR plus a margin of 1.50%, and a commitment fee equal to 0.35% of the unfunded balance.

On September 25, 2015, we completed the offering of $250.0 million aggregate principal amount of 5.0% senior notes due October 15, 2022. We used net proceeds from the offering to pay down a portion of our revolving credit facility which had a variable weighted average interest rate of 1.5% at September 30, 2015. While we expect our interest expense will increase for the remainder of 2015 as a result of the refinancing transactions, we reduced our exposure to variable rate debt, extended our weighted average maturity, and increased the availability under our revolving credit facility.

Gross interest income was $1.0 million and $0.4 million for the three months ended September 30, 2015 and 2014, respectively. Gross interest income was $1.7 million and $3.2 million for the nine months ended September 30, 2015 and 2014, respectively. Gross interest income is earned on a direct financing lease, notes receivable, investments, and cash and cash equivalents. Interest income generated on investments we hold in a rabbi trust were higher during the nine months ended September 30, 2014 than the current nine-month period. Capitalized interest was $1.8 million and $0.7 million during the three months ended September 30, 2015 and 2014, respectively. Capitalized interest was $4.5 million and $1.7 million during the nine months ended September 30, 2015 and 2014, respectively. Capitalized interest was associated with various construction and expansion projects as further described under “Liquidity and Capital Resources” hereafter.

Income tax expense

During the three months ended September 30, 2015 and 2014, our financial statements reflected an income tax expense of $2.7 million and $2.1 million, respectively. During the nine months ended September 30, 2015 and 2014, our financial statements reflected an income tax expense of $6.7 million and $5.5 million, respectively. Our effective tax rate was 3.7% and 3.2% during the nine months ended September 30, 2015 and 2014, respectively. As a REIT, we are entitled to a deduction for dividends paid, resulting in a substantial reduction in the amount of federal income tax expense we recognize. Substantially all of our income tax expense is incurred based on the earnings generated by our TRSs. Our overall effective tax rate is estimated based on the current projection of taxable income primarily generated in our TRSs. Our consolidated effective tax rate could fluctuate in the future based on changes in estimates of taxable income, the relative amounts of taxable income generated by the TRSs and the REIT, the implementation of additional tax planning strategies, changes in federal or state tax rates or laws affecting tax credits available to us, changes in other tax laws, changes in estimates related to uncertain tax positions, or changes in state apportionment factors, as well as changes in the valuation allowance applied to our deferred tax assets that are based primarily on the amount of state net operating losses and tax credits that could expire unused.

LIQUIDITY AND CAPITAL RESOURCES

Our principal capital requirements are for working capital, stockholder distributions, capital expenditures, and debt service payments. Capital requirements may also include cash expenditures associated with our outstanding commitments and contingencies, as further discussed in the notes to our financial statements and as further described in our 2014 Form 10-K. Additionally, we may incur capital expenditures to expand the design capacity of certain of our facilities (in order to retain management contracts) and to increase our inmate bed capacity for anticipated demand from current and future customers. We may acquire additional correctional and re-entry facilities as well as other real estate assets used to provide essential governmental services primarily in the criminal justice sector, that we believe have favorable investment returns and increase value to our stockholders. We will also consider opportunities for growth, including, but not limited to, potential acquisitions of businesses within our line of business and those that provide complementary services, provided we believe such opportunities will broaden our market share and/or increase the services we can provide to our customers.

To qualify and be taxed as a REIT, we generally are required to distribute annually to our stockholders at least 90% of our REIT taxable income (determined without regard to the dividends paid deduction and excluding net capital gains). Our REIT taxable income will not typically include income earned by our TRSs except to the extent our TRSs pay dividends to the REIT. Our Board of Directors declared a quarterly dividend of $0.54 for the first, second, and third quarters of 2015 totaling $63.6 million, $63.7 million, and $63.7 million, respectively. The amount, timing and frequency of future distributions will be at the sole discretion of our Board of Directors and will be declared based upon various factors, many of which are beyond our control, including our financial condition and operating cash flows, the amount required to maintain qualification and taxation as a REIT and reduce any income and excise taxes that we otherwise would be required to pay, limitations on distributions in our existing and future debt instruments, our ability to utilize net operating losses, or NOLs, to offset, in whole or in part, our REIT distribution requirements, limitations on our ability to fund distributions using cash generated through our TRSs and other factors that our Board of Directors may deem relevant.

As of September 30, 2015, our liquidity was provided by cash on hand of $78.4 million, and $490.9 million available under our $900.0 million revolving credit facility. We further increased our liquidity in October 2015 by obtaining a $100.0 million Incremental Term Loan, or Term Loan, under the “accordion” feature of our revolving credit facility, as further described hereafter. During the nine months ended September 30, 2015 and 2014, we generated $305.7 million and $248.7 million, respectively, in cash through operating activities, and as of September 30, 2015, we had net working capital of $50.8 million. We currently expect to be able to meet our cash expenditure requirements for the next year utilizing these resources. We have no debt maturities until April 2020.

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

Debt and refinancing transactions

On September 25, 2015, we completed the offering of $250.0 million aggregate principal amount of 5.0% senior notes due October 15, 2022. We used net proceeds from the offering to pay down a portion of our revolving credit facility. As of September 30, 2015, we had $350.0 million principal amount of unsecured notes outstanding with a fixed stated interest rate of 4.625%, $325.0 million principal amount of unsecured notes outstanding with a fixed stated interest rate of 4.125%, $250.0 million principal amount of unsecured notes outstanding with a fixed stated interest rate of 5.0%, and $395.0 million outstanding under our revolving credit facility with a variable weighted average interest rate of 1.5%. As of September 30, 2015, our total weighted average effective interest rate was 3.3%, while our total weighted average maturity was 5.5 years.

In October 2015, we obtained the Term Loan under the “accordion” feature of our revolving credit facility. Interest rates under the Term Loan are the same as the interest rates under the revolving credit facility, except that the interest rate on the Term Loan is at a base rate plus a margin of 0.50% or at LIBOR plus a margin of 1.75% during the first two fiscal quarters following closing of the Term Loan. We used net proceeds from the Term Loan to pay down a portion of our revolving credit facility. The Term Loan has a maturity of July 2020, with scheduled principal payments in years 2016 through 2019. We also have the flexibility to issue additional debt or equity securities from time to time when we determine that market conditions and the opportunity to utilize the proceeds from the issuance of such securities are favorable.

We expect to capitalize a total of approximately $6.0 million of costs associated with debt refinancing transactions including the amendment to the revolving credit facility in July 2015, the issuance of the new senior notes in September 2015, and the Term Loan obtained in October 2015. We incurred $0.7 million of expenses during the three and nine months ended September 30, 2015 associated with the amendment to the revolving credit facility in July 2015, recognized as expenses associated with debt refinancing transactions in the Consolidated Statement of Operations.

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

Facility development, acquisitions, and capital expenditures

In order to retain federal inmate populations we managed in the 1,154-bed San Diego Correctional Facility, we constructed the 1,482-bed Otay Mesa Detention Center at a site in San Diego. The existing San Diego Correctional Facility is subject to a ground lease with the County of San Diego. Under the provisions of the lease, the facility is divided into three different properties whereby, pursuant to an amendment to the ground lease executed in January 2010, ownership of the entire facility reverts to the County upon expiration of the lease on December 31, 2015. We completed construction of the Otay Mesa Detention Center for approximately $157.0 million and began transitioning operations in October 2015 from the San Diego Correctional Facility to the new facility. We expect to complete the transition of operations to the new facility during the fourth quarter of 2015 and transfer operations of the existing San Diego Correctional Facility to the County of San Diego by the lease expiration date on December 31, 2015.

In November 2013, we announced our decision to re-commence construction of a correctional facility in Trousdale County, Tennessee. We suspended construction of this facility in 2009 until we had greater clarity around the timing of a new contract. In October 2013, Trousdale County received notice from the Tennessee Department of Corrections of its intent to partner with the County to develop a new correctional facility to house state of Tennessee inmates. In April 2014, we entered into an agreement with Trousdale County whereby we agreed to finance, design, build and operate a 2,552-bed facility to meet the responsibilities of a separate IGSA between Trousdale County and the state of Tennessee regarding correctional services. In July 2014, we received notice that Trousdale County and the state of Tennessee finalized the IGSA. In order to guarantee access to the beds, the IGSA with the state of Tennessee includes a minimum monthly payment plus a per diem payment for each inmate housed in the facility in excess of 90% of the design capacity, provided that during a twenty-six week ramp period the minimum payment is based on the greater of the number of inmates actually at the facility or 90% of the beds available pursuant to the ramp schedule. Total cost of the Trousdale Turner Correctional Center is estimated at approximately $140.0 million to $145.0 million, including $134.2 million invested through September 30, 2015. The construction estimate includes capital investment funding to achieve Leadership in Energy and Environmental Design (“LEED”) certification and upgrade fixtures that reduce both water and energy consumption during the life of the facility. These investments support our belief in corporate responsibility to both the global environment and the local community in which facilities are located. Construction is expected to be completed in the fourth quarter of 2015, with the intake of inmate populations expected to begin in the first quarter of 2016.

On August 27, 2015, we acquired four community corrections facilities from a privately held owner of community corrections facilities and other government leased assets for an all cash purchase price of approximately $13.8 million, excluding transaction related expenses. The four acquired community corrections facilities have a capacity of approximately 600 beds and are leased to Community Education Centers, Inc., or CEC, under triple net lease agreements that extend through July 2019 and include multiple five-year lease extension options. CEC separately contracts with the Pennsylvania Department of Corrections and the

Philadelphia Prison System to provide rehabilitative and re-entry services to residents and inmates at the leased facilities. We acquired the four facilities in the real estate-only transaction as a strategic investment that expands our investment in the residential re-entry market.

The demand for capacity in the short-term has been affected by the budget challenges many of our government partners currently face. At the same time, these challenges impede our customers’ ability to construct new prison beds of their own or update older facilities, which we believe could result in further need for private sector capacity solutions in the long-term. We intend to continue to pursue build-to-suit opportunities like our 2,552-bed Trousdale Turner Correctional Center under construction in Trousdale County, Tennessee, and alternative solutions like the 2,400-bed South Texas Family Residential Center whereby we identified a site and lessor to provide residential housing and administrative buildings for ICE. We also expect to continue to pursue investment opportunities like the acquisition of the residential re-entry facilities in Pennsylvania and other real estate assets used to provide essential governmental services primarily in the criminal justice sector, as well as business combination transactions like the acquisition of Avalon. In the long-term, however, we would like to see meaningful utilization of our available capacity and better visibility from our customers before we add any additional prison capacity on a speculative basis.

Operating Activities

Our net cash provided by operating activities for the nine months ended September 30, 2015 was $305.7 million, compared with $248.7 million for the same period in the prior year. Cash provided by operating activities represents the year to date net income plus depreciation and amortization, changes in various components of working capital, and various non-cash charges. The increase in cash provided by operating activities was primarily due to increases in operating income and positive fluctuations in working capital balances during the nine months ended September 30, 2015 when compared to the same period in the prior year, including the increase in deferred revenues associated with the South Texas Family Residential Center and routine timing differences in the collection of accounts receivables, and in the payment of accounts payables, accrued salaries and wages, and other liabilities.

Investing Activities

Our cash flow used in investing activities was $225.7 million for the nine months ended September 30, 2015 and was primarily attributable to capital expenditures during the nine-month period of $182.9 million, including expenditures for facility development and expansions of $143.8 million primarily related to the aforementioned facility development projects, and $39.1 million for facility maintenance and information technology capital expenditures. In addition, cash flow used in investing activities during the nine months ended September 30, 2015 included $34.5 million of capitalized lease payments related to the South Texas Family Residential Center, reported in accordance with ASC 840-40-55, formerly Emerging Issues Task Force No. 97-10, “The Effect of Lessee Involvement in Asset Construction.” Our cash flow used in investing activities during the nine months ended September 30, 2015 also included $13.8 million related to the aforementioned acquisition of four community corrections facilities in August 2015.

Our cash flow used in investing activities was $141.5 million for the nine months ended September 30, 2014 and was primarily attributable to capital expenditures during the nine-

month period of $78.7 million, including expenditures for facility development and expansions of $47.2 million, and $31.5 million for facility maintenance and information technology capital expenditures. In addition, cash flow used in investing activities during the nine months ended September 30, 2014 included a $70.0 million payment to the lessor related to the South Texas Family Residential Center, reported in accordance with ASC 840-40-55. In a related transaction, our customer agreed to pay $70.0 million to us in two $35.0 million installments in the fourth quarter of 2014. Cash flow used in investing activities for the nine months ended September 30, 2014 was partially offset by decreases in restricted cash and other assets.

Financing Activities

Cash flow used in financing activities was $76.1 million for the nine months ended September 30, 2015 and was primarily attributable to dividend payments of $187.5 million. Additionally, cash flow used in financing activities included $9.5 million for the purchase and retirement of common stock that was issued in connection with equity-based compensation. Cash flow used in financing activities for the nine months ended September 30, 2015 also included $4.6 million for the payment of debt issuance and other refinancing costs associated with the aforementioned refinancing transactions. In addition, cash flow used in financing activities during the nine months ended September 30, 2015 included $3.2 million of lease payments associated with the financing components of the lease related to the South Texas Family Residential Center. These payments were partially offset by $120.0 million of net proceeds from issuance of debt and principal repayments under our revolving credit facility during the nine months ended September 30, 2015, as well as the cash flows associated with exercising stock options, including the related income tax benefit of equity compensation, totaling $8.1 million.

Cash flow used in financing activities was $136.3 million for the nine months ended September 30, 2014 and was primarily attributable to dividend payments of $174.7 million. Additionally, cash flow used in financing activities included $3.1 million for the purchase and retirement of common stock that was issued in connection with equity-based compensation. These payments were partially offset by $35.0 million of net proceeds under our revolving credit facility, as well as the cash flows associated with exercising stock options, including the related income tax benefit of equity compensation, totaling $6.6 million.

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

Our reconciliation of net income to FFO and Normalized FFO for the three and nine months ended September 30, 2015 and 2014 is as follows (in thousands):

	For the Three Months Ended September 30,
FUNDS FROM OPERATIONS:	2015	2014
Net income	$50,676	$57,546
Depreciation of real estate assets	22,577	21,412

Funds From Operations	73,253	78,958
Expenses associated with debt refinancing transactions, net of taxes	698	—
Expenses associated with mergers and acquisitions, net of taxes	1,653	—

Normalized Funds From Operations	$75,604	$78,958

	For the Nine Months Ended September 30,
FUNDS FROM OPERATIONS:	2015	2014
Net income	$173,256	$165,016
Depreciation of real estate assets	66,024	63,920
Impairment of real estate assets, net of taxes	—	2,235

Funds From Operations	239,280	231,171
Expenses associated with debt refinancing transactions, net of taxes	698	—
Expenses associated with mergers and acquisitions, net of taxes	1,653	—
Goodwill and other impairments, net of taxes	955	—

Normalized Funds From Operations	$242,586	$231,171

Contractual Obligations

The following schedule summarizes our contractual cash obligations by the indicated period as of September 30, 2015 (in thousands):

	Payments Due By Year Ended December 31,
	2015 (remainder)	2016	2017	2018	2019	Thereafter	Total
Long-term debt	$—	$—	$—	$—	$—	$1,320,000	$1,320,000
Interest on senior notes	14,797	42,788	42,094	42,094	42,094	100,859	284,726
Contractual facility developments and other commitments	10,057	248	—	—	—	—	10,305
South Texas Family Residential Center	26,954	92,056	73,412	53,733	—	—	246,155
Operating leases	401	520	531	541	552	1,428	3,973

Total contractual cash obligations	$52,209	$135,612	$116,037	$96,368	$42,646	$1,422,287	$1,865,159

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

We had $14.1 million of letters of credit outstanding at September 30, 2015 primarily to support our requirement to repay fees and claims under our workers’ compensation plan in the event we do not repay the fees and claims due in accordance with the terms of the plan. The letters of credit are renewable annually. We did not have any draws under any outstanding letters of credit during the nine months ended September 30, 2015 or 2014.

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

Our primary market risk exposure is to changes in U.S. interest rates. We are exposed to market risk related to our revolving credit facility because the interest rate on our revolving credit facility is subject to fluctuations in the market. If the interest rate for our outstanding indebtedness under the revolving credit facility was 100 basis points higher or lower during the three and nine months ended September 30, 2015, our interest expense, net of amounts capitalized, would have been increased or decreased by $1.6 million and $4.6 million, respectively.

As of September 30, 2015, we had outstanding $325.0 million of senior notes due 2020 with a fixed interest rate of 4.125%, $350.0 million of senior notes due 2023 with a fixed interest rate of 4.625%, and $250.0 million of senior notes due 2022 with a fixed interest rate of 5.0%. Because the interest rates with respect to these instruments are fixed, a hypothetical 100 basis point increase or decrease in market interest rates would not have a material impact on our financial statements.

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

Except as set forth below, there have been no material changes in our “Risk Factors” as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014.

Tax Liabilities and Attributes Inherited in Connection with Acquisitions.

From time to time we may acquire other corporations or entities and, in connection with such acquisitions, we may succeed to the historic tax attributes and liabilities of such entities. For example, in order to qualify as a REIT, at the end of any taxable year, we must not have any earnings and profits accumulated in a non-REIT year. As a result, if we acquire a C-corporation in certain transactions, we must distribute the corporation’s earnings and profits accumulated prior to the acquisition before the end of the taxable year in which we acquire the C-corporation. We also could be required to pay the acquired entity’s unpaid taxes even though such liabilities arose prior to the time we acquired the entity. Prior to our acquisition of Avalon, it was a C-corporation, and our acquisition of Avalon raises each of the issues described above.

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
Date: November 5, 2015

/s/ Damon T. Hininger
Damon T. Hininger
President and Chief Executive Officer

/s/ David M. Garfinkle
David M. Garfinkle
Executive Vice President, Chief Financial Officer, and Principal Accounting Officer