Form 10-K
period 2015-12-31
CORRECTIONS CORP OF AMERICA
filed 2016-02-25
CIK 1070985

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.).    Yes  ☐    No  ☒

The aggregate market value of the shares of the registrant’s Common Stock held by non-affiliates was approximately $3,837,816,690 as of June 30, 2015 based on the closing price of such shares on the New York Stock Exchange on that day. The number of shares of the registrant’s Common Stock outstanding on February 18, 2016 was 117,243,119.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s definitive Proxy Statement for the 2016 Annual Meeting of Stockholders, currently scheduled to be held on May 12, 2016, are incorporated by reference into Part III of this Annual Report on Form 10-K.

CORRECTIONS CORPORATION OF AMERICA

FORM 10-K

For the fiscal year ended December 31, 2015

CAUTIONARY STATEMENT REGARDING

FORWARD-LOOKING INFORMATION

This Annual Report on Form 10-K contains statements that are forward-looking statements as defined within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements give our current expectations of forecasts of future events. All statements other than statements of current or historical fact contained in this Annual Report, including statements regarding our future financial position, business strategy, budgets, projected costs, and plans, and objectives of management for future operations, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “estimate,” “expect,” “intend,” “could,” “may,” “plan,” “projects,” “will,” and similar expressions, as they relate to us, are intended to identify forward-looking statements. These forward-looking statements are based on our current plans and actual future activities, and our results of operations may be materially different from those set forth in the forward-looking statements. In particular these include, among other things, statements relating to:

•	general economic and market conditions, including the impact governmental budgets can have on our per diem rates and occupancy;

•	fluctuations in our operating results because of, among other things, changes in occupancy levels, competition, increases in costs of operations, fluctuations in interest rates, and risks of operations;

•	changes in the privatization of the corrections and detention industry and the public acceptance of our services;

•	our ability to obtain and maintain correctional facility management contracts, including, but not limited to, sufficient governmental appropriations, contract compliance, effects of inmate disturbances, and the timing of the opening of new facilities and the commencement of new management contracts as well as our ability to utilize current available beds and new capacity as development and expansion projects are completed;

•	increases in costs to develop or expand correctional facilities that exceed original estimates, or the inability to complete such projects on schedule as a result of various factors, many of which are beyond our control, such as weather, labor conditions, and material shortages, resulting in increased construction costs;

•	changes in government policy and in legislation and regulation of the corrections and detention industry that affect our business, including, but not limited to, California’s utilization of out-of-state private correctional capacity and the continued utilization of the South Texas Family Residential Center by U.S. Immigration and Customs Enforcement, or ICE, and the impact of any changes to immigration reform and sentencing laws (Our company does not, under longstanding policy, lobby for or against policies or legislation that would determine the basis for, or duration of, an individual’s incarceration or detention.);

•	our ability to successfully integrate operations of Avalon Correctional Services, Inc., or Avalon, or future acquisitions and realize projected returns resulting therefrom;

•	our ability to meet and maintain qualification for taxation as a real estate investment trust, or REIT; and

•	the availability of debt and equity financing on terms that are favorable to us.

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

Overview

We are the nation’s largest owner of privatized correctional and detention facilities and one of the largest prison operators in the United States. As of December 31, 2015, we owned or controlled 66 correctional and detention facilities and managed an additional 11 facilities owned by our government partners, with a total design capacity of approximately 88,500 beds in 20 states and the District of Columbia.

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

Our customers consist of federal, state, and local correctional and detention authorities. Federal correctional and detention authorities primarily consist of the Federal Bureau of Prisons, or the BOP, the United States Marshals Service, or the USMS, and ICE. Payments by federal correctional and detention authorities represented 51%, 44%, and 44% of our total revenue for the years ended December 31, 2015, 2014, and 2013, respectively.

Our customer contracts typically have terms of three to five years and contain multiple renewal options. Most of our facility contracts also contain clauses that allow the government agency to terminate the contract at any time without cause, and our contracts are generally subject to annual or bi-annual legislative appropriations of funds.

We are compensated for providing prison bed capacity and correctional services at an inmate per diem rate based upon actual or minimum guaranteed occupancy levels. Occupancy rates for a particular facility are typically low when first opened or immediately following an expansion. However, beyond the start-up period, which typically ranges from 90 to 180 days, the occupancy rate tends to stabilize. We also lease facilities to governmental agencies and third-party operators. The average compensated occupancy of our facilities, based on rated capacity, exclusive of facilities that have been presented as discontinued operations, was as follows for the years 2015, 2014, and 2013:

	2015	2014	2013
Owned and managed facilities	80%	81%	82%
Managed-only facilities	94%	95%	97%

Total operating facilities	83%	84%	85%

Leased facilities	100%	100%	100%

Total	83%	84%	85%

The average compensated occupancy of our owned and managed facilities, excluding idled facilities, was 89% for each of the years 2015, 2014, and 2013.

Operating Procedures

Pursuant to the terms of our customer contracts, we are responsible for the overall operations of our facilities, including staff recruitment, general administration of the facilities, facility maintenance, security, and supervision of the offenders. We are required by our customer contracts to maintain certain levels of insurance coverage for general liability, workers’ compensation, vehicle liability, and property loss or damage. We are also required to indemnify our customers for claims and costs arising out of our operations and, in certain cases, to maintain performance bonds and other collateral requirements. Approximately 92% of the eligible facilities we operated at December 31, 2015, excluding our community corrections facilities, were accredited by the American Correctional Association Commission on Accreditation. The American Correctional Association, or ACA, is an independent organization comprised of corrections professionals that establishes accreditation standards for correctional and detention institutions.

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

In addition, we offer a broad spectrum of vocational/technical education opportunities to equip individuals with marketable job skills. Our trade programs are certified by the National Center for Construction Education and Research, or NCCER. NCCER establishes the curriculum and certification for over 4,000 construction and trade organizations. Graduates of these programs enter the job market with certified skills that significantly enhance employability. For those with assessed substance use disorder needs, we offer evidence-based treatment programs such as the Residential Drug Addictions Treatment Program, or RDAP, with proven clinical outcomes. Our Re-Entry and Life Skills programs prepare individuals for life after incarceration by teaching offenders how to successfully conduct a job search, how to manage their budget and financial matters, parenting skills, and relationship and family skills. Equally significant, we offer cognitive behavioral programs aimed at changing anti-social attitudes and behaviors of offenders, with a focus on altering the level of criminal thinking of offenders. Our Victim Impact Programs, available at a number of our facilities, seek to educate offenders on the negative effects upon others resulting from their criminal conduct. At a number of our facilities, we provide faith-based programs to those seeking spiritual growth and character development. Our facilities offer opportunities for religious worship and study for a variety of faith groups and belief systems. Across the country, these programs incorporate the use of thousands of volunteers, along with our staff, who assist in providing guidance, direction, and post-incarceration services to offenders. We believe that together these efforts help us achieve reductions in recidivism.

Through our community corrections facilities, we provide an array of services to defendants and offenders who are serving their full sentence, the last portion of their sentence, waiting to be sentenced, or awaiting trial while supervised in a community environment. We offer housing and programs, with a key focus on employment, job readiness, and life skills, in order to help offenders successfully re-enter the community and reduce the risk of recidivism. We also offer an alternative sentencing option to the courts which allows offenders who are gainfully employed to pay 100% of their cost of incarceration while serving their sentence in a community facility.

In addition, in some of our community corrections facilities, we offer housing and program services to parolees who have completed their sentence, but lack a viable home plan. Through a focus on employment and skill development, we provide a means for these parolees to successfully reintegrate into their communities.

Outside agency standards, such as those established by the ACA, provide us with the industry’s most widely accepted operational guidelines. We have sought and received accreditation for 44 of the eligible facilities we operated as of December 31, 2015, excluding our community corrections facilities.

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

Our facilities operate under these established standards, policies, and procedures, and also are subject to audits by our Quality Assurance Division, or QAD, which works independent from Operations management under the auspices of, and reports directly to, our Office of General Counsel. We have devoted significant resources to meeting outside agency and accrediting organization standards and guidelines.

The QAD employs a team of full-time auditors, who are subject matter experts from all major disciplines within institutional operations. Annually, without advance notice, QAD auditors conduct on site evaluations of each facility we operate using specialized operational audit tools, often containing more than 1,000 audited items across all major operational areas. In most instances, these audit tools are tailored to facility and partner specific requirements. Audit teams are also made available to work with facilities in specific areas of need, such as meeting requirements of new partner contracts or providing detailed training of new departmental managers.

The QAD management team coordinates overall operational auditing and compliance efforts across all CCA facilities. In conjunction with subject matter experts and other stakeholders having risk management responsibilities, the QAD management team develops performance measurement tools used in facility audits. The QAD management team provides governance of the corporate plan of action process for issues identified through internal and external facility reviews. Our QAD also contracts with teams of ACA certified correctional auditors to evaluate compliance with ACA standards at accredited facilities. Similarly, the QAD coordinates the work of certified PREA auditors to help ensure that all facilities operate in compliance with these important regulations.

We currently provide transportation services to governmental agencies through our wholly-owned TRS, TransCor America, LLC, or TransCor. During the years ended December 31, 2015, 2014, and 2013, TransCor generated total revenue of $4.1 million, $4.4 million, and $2.7 million, respectively, or approximately 0.2%, 0.3%, and 0.2% of our total consolidated revenue in 2015, 2014, and 2013, respectively. We believe TransCor provides a complementary service to our core business that enables us to respond quickly to our customers’ transportation needs.

2015 Accomplishments

In 2015, we completed several significant transactions and milestones that we believe position us well to execute our business strategies, including the following:

•	Completed construction of the 2,552-bed Trousdale Turner Correctional Center and successfully prepared the new facility for the intake of inmates in the first quarter of 2016.

•	Completed construction of the 1,482-bed Otay Mesa Detention Center and successfully transitioned operations from the San Diego Correctional Facility to the new facility in the fourth quarter of 2015.

•	Completed the activation of the 2,400–bed South Texas Family Residential Center for our contract to provide safe and humane residential housing, as well as educational opportunities, to women and children under the custody of ICE, who are awaiting their due process before immigration courts.

•	Amended and restated our $900.0 million revolving credit facility, or revolving credit facility, to, among other things, reduce by 0.25% the applicable margin of base rate and London Interbank Offered Rate, or LIBOR, loans, and extend the maturity from December 2017 to July 2020.

•	Completed the offering of $250.0 million aggregate principal amount of 5.0% senior notes due 2022, thereby reducing our exposure to variable rate debt, increasing the availability under our revolving credit facility, and extending our weighted average debt maturities.

•	Obtained $100.0 million under an incremental term loan, or Term Loan, under the “accordion” feature of our revolving credit facility with a maturity of July 2020 and, after the first two fiscal quarters following the closing of the loan, carrying the same interest rates as our revolving credit facility.

•	Completed the acquisition of Avalon Correctional Services Inc., a privately held community corrections company that operates 11 community corrections facilities with approximately 3,000 beds in Oklahoma, Texas and Wyoming.

•	Completed the acquisition of four community corrections facilities in Pennsylvania with a capacity of approximately 600 beds that are leased to a third-party operator under triple net lease agreements.

•	Announced in December 2015, an award from the Arizona Department of Corrections to house up to an additional 1,000 medium-security inmates at our Red Rock Correctional Center in Arizona. We expect to begin receiving inmates from Arizona under the new contract beginning late in the third quarter or early fourth quarter of 2016.

Business Development

We believe we own approximately 59% of all privately owned prison beds in the United States, manage nearly 42% of all privately managed prison beds in the United States, and are currently the second largest private owner and provider of community corrections services in the nation. Under the direction of our partnership development department, we market our facilities and services to government agencies responsible for federal, state, and local correctional and detention facilities in the United States. Under the direction of our strategic development department, we pursue asset acquisitions and business combination transactions that we believe will provide favorable investment returns and increase value to our stockholders.

As indicated by the following chart, business from our federal customers, including primarily the BOP, USMS, and ICE, continues to be a significant component of our business. The BOP, USMS, and ICE were the only federal partners that accounted for 10% or more of our total revenue during the last three years.

Certain of our contracts with federal partners contain clauses that guarantee the federal partner access to a minimum bed capacity in exchange for a fixed monthly payment.

Despite our increase in federal revenue, inmate populations in federal facilities, particularly within the BOP system nationwide, have declined over the past two years. Inmate populations in the BOP system declined in 2015 and are expected to decline further in 2016 due, in part, to the retroactive application of changes to sentencing guidelines applicable to federal drug trafficking offenses. However, we do not expect a significant impact on us because BOP inmate populations within our facilities are primarily criminal aliens incarcerated for immigration violations rather than drug trafficking offenses. Further, the public sector BOP correctional system remains overcrowded at approximately 119.5% at December 31, 2015. Nonetheless, increases in capacity within the federal system could result in a decline in BOP populations within our facilities, and could negatively impact the future demand for prison capacity.

Business from our state customers, which constituted 42%, 48%, and 49% of total revenue during the years 2015, 2014, and 2013, respectively, decreased 4.4% from $791.8 million during 2014 to $756.9 million during 2015. The State of California Department of Corrections and Rehabilitation, or CDCR, accounted for 11%, 14%, and 12% of total revenue for 2015, 2014, and 2013, respectively, including revenue generated under an operating lease that commenced December 1, 2013, at our California City facility. The CDCR was our only state partner that accounted for 10% or more of our total revenue during these years.

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

We believe the long-term growth opportunities of our business remain attractive as governments consider efficiency, savings, and offender programming opportunities we can provide. Further, we expect our partners to continue to face challenges in maintaining old facilities, and developing new facilities and additional capacity which could result in future demand for the solutions that we provide.

We believe that we can further develop our business by, among other things:

•	Maintaining and expanding our existing customer relationships and filling existing beds within our facilities, while maintaining an adequate inventory of available beds that we believe provides us with flexibility and a competitive advantage when bidding for new management contracts;

•	Enhancing the terms of our existing contracts and expanding the services we provide under those contracts;

•	Pursuing additional opportunities to purchase and manage existing government-owned facilities;

•	Pursuing additional opportunities to lease our facilities to government and other third-party operators in need of correctional capacity;

•	Pursuing other asset acquisitions and business combinations through transactions with non-government third parties;

•	Maintaining and expanding our focus on community corrections and re-entry programming that align with the needs of our government partners; and

•	Establishing relationships with new customers who have either previously not outsourced their correctional facility management needs or have utilized other private enterprises.

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

Our facilities can also be classified according to their primary function. The primary functional categories are:

•	Correctional Facilities. Correctional facilities house and provide contractually agreed upon programs and services to sentenced adult prisoners, typically prisoners on whom a sentence in excess of one year has been imposed.

•	Detention Facilities. Detention facilities house and provide contractually agreed upon programs and services to (i) prisoners being detained by ICE, (ii) prisoners who are awaiting trial who have been charged with violations of federal criminal law (and are therefore in the custody of the USMS) or state criminal law, and (iii) prisoners who have been convicted of crimes and on whom a sentence of one year or less has been imposed.

•	Community Corrections. Community corrections facilities offer housing and programs to offenders who are serving the last portion of their sentence or who have been assigned to the facility in lieu of a jail or prison sentence, with a key focus on employment, job readiness, and life skills.

•	Residential Facilities. Residential facilities provide space and residential services in an open and safe environment to adults with children who illegally crossed the U.S. border and are awaiting the outcome of immigration hearings or the return to their home countries. As contractually agreed upon, residential facilities offer services including, but not limited to, educational programs, medical care, recreational activities, counseling, and access to religious and legal services.

•	Leased Facilities. Leased facilities are facilities that we own but do not manage and that are leased to third-party operators. We currently lease two correctional facilities and four community corrections facilities to third-party operators.

Facilities and Facility Management Contracts

As of December 31, 2015, we owned or controlled 66 correctional and detention facilities in 18 states and the District of Columbia, six of which we leased to third-party operators. Additionally, we managed 11 correctional and detention facilities owned by government agencies. We also owned two corporate office buildings. Owned and managed facilities include facilities placed into service that we own or control via a lease and manage. Managed-only facilities include facilities we manage that are owned by a third party. The following table sets forth all of the facilities that, as of December 31, 2015, we (i) owned and managed, (ii) owned, but were leased to another operator, and (iii) managed but are owned by a government authority. The table includes certain information regarding each facility, including the term of the primary customer contract related to such facility, or, in the case of facilities we owned but leased to a third-party operator, the term of such lease.

Facility Name	Primary Customer	Design Capacity (A)	Security Level	Facility Type (B)	Term	Remaining Renewal Options (C)

Owned and Managed Facilities:
Central Arizona Detention Center Florence, Arizona	USMS	2,304	Multi	Detention	September 2018	(2) 5 year

Eloy Detention Center Eloy, Arizona	ICE	1,500	Medium	Detention	Indefinite	-

Florence Correctional Center Florence, Arizona	USMS	1,824	Multi	Detention	September 2018	(2) 5 year

La Palma Correctional Center Eloy, Arizona	State of California	3,060	Medium	Correctional	June 2019	Indefinite

Red Rock Correctional Center (D) Eloy, Arizona	State of Arizona	1,596	Medium	Correctional	January 2024	(2) 5 year

Saguaro Correctional Facility Eloy, Arizona	State of Hawaii	1,896	Medium	Correctional	June 2016	-

CAI Boston Avenue San Diego, California	BOP	120	-	Community Corrections	May 2016	-

CAI Ocean View San Diego, California	BOP	483	-	Community Corrections	May 2016	-

Leo Chesney Correctional Center Live Oak, California	-	240	-	-	-	-

Otay Mesa Detention Center (E) San Diego, California	ICE	1,482	Minimum/ Medium	Detention	June 2017	(2) 3 year

Bent County Correctional Facility Las Animas, Colorado	State of Colorado	1,420	Medium	Correctional	June 2016	-

Crowley County Correctional Facility Olney Springs, Colorado	State of Colorado	1,794	Medium	Correctional	June 2016	-

Huerfano County Correctional Center Walsenburg, Colorado	-	752	Medium	Correctional	-	-

Kit Carson Correctional Center Burlington, Colorado	State of Colorado	1,488	Medium	Correctional	June 2016	-

Coffee Correctional Facility (F) Nicholls, Georgia	State of Georgia	2,312	Medium	Correctional	June 2016	(18) 1 year

Jenkins Correctional Center (F) Millen, Georgia	State of Georgia	1,124	Medium	Correctional	June 2016	(19) 1 year

McRae Correctional Facility McRae, Georgia	BOP	1,978	Medium	Correctional	November 2016	(3) 2 year

Stewart Detention Center Lumpkin, Georgia	ICE	1,752	Medium	Detention	Indefinite	-

Wheeler Correctional Facility (F) Alamo, Georgia	State of Georgia	2,312	Medium	Correctional	June 2016	(18) 1 year

Leavenworth Detention Center Leavenworth, Kansas	USMS	1,033	Maximum	Detention	December 2016	(2) 5 year

Facility Name	Primary Customer	Design Capacity (A)	Security Level	Facility Type (B)	Term	Remaining Renewal Options (C)

Lee Adjustment Center Beattyville, Kentucky	-	816	Minimum/ Medium	Correctional	-	-

Marion Adjustment Center St. Mary, Kentucky	-	826	Minimum/ Medium	Correctional	-	-

Otter Creek Correctional Center (G) Wheelwright, Kentucky	-	656	Minimum/ Medium	Correctional	-	-

Prairie Correctional Facility Appleton, Minnesota	-	1,600	Medium	Correctional	-	-

Adams County Correctional Center Adams County, Mississippi	BOP	2,232	Medium	Correctional	July 2017	(1) 2 year

Tallahatchie County Correctional Facility (H) Tutwiler, Mississippi	State of California	2,672	Medium	Correctional	June 2019	Indefinite

Crossroads Correctional Center (I) Shelby, Montana	State of Montana	664	Multi	Correctional	June 2017	(1) 2 year

Nevada Southern Detention Center Pahrump, Nevada	Office of the Federal Detention Trustee	1,072	Medium	Detention	September 2020	(2) 5 year

Elizabeth Detention Center Elizabeth, New Jersey	ICE	300	Minimum	Detention	August 2016	(5) 1 year

Cibola County Corrections Center Milan, New Mexico	BOP	1,129	Medium	Correctional	September 2016	(2) 2 year

New Mexico Women’s Correctional Facility Grants, New Mexico	State of New Mexico	596	Multi	Correctional	June 2016	-

Torrance County Detention Facility Estancia, New Mexico	USMS	910	Multi	Detention	Indefinite	-

Lake Erie Correctional Institution (J) Conneaut, Ohio	State of Ohio	1,798	Medium	Correctional	June 2032	Indefinite

Northeast Ohio Correctional Center Youngstown, Ohio	USMS	2,016	Medium	Correctional	December 2016	(1) 2 year

Carver Transitional Center Oklahoma City, Oklahoma	State of Oklahoma	494	-	Community Corrections	June 2016	(2) 1 year

Cimarron Correctional Facility (K) Cushing, Oklahoma	State of Oklahoma	1,692	Medium	Correctional	June 2016	(3) 1 year

Davis Correctional Facility (K) Holdenville, Oklahoma	State of Oklahoma	1,670	Medium	Correctional	June 2016	(3) 1 year

Diamondback Correctional Facility Watonga, Oklahoma	-	2,160	Medium	Correctional	_	_

North Fork Correctional Facility (L) Sayre, Oklahoma	-	2,400	Medium	Correctional	-	-

Facility Name	Primary Customer	Design Capacity (A)	Security Level	Facility Type (B)	Term	Remaining Renewal Options (C)

Tulsa Transitional Center Tulsa, Oklahoma	State of Oklahoma	390	-	Community Corrections	June 2016	(2) 1 year

Turley Residential Center Tulsa, Oklahoma	State of Oklahoma	289	-	Community Corrections	June 2016	(3) 1 year

Shelby Training Center Memphis, Tennessee	-	200	-	-	-	-

Trousdale Turner Correctional Center Hartsville, Tennessee	State of Tennessee	2,552	Multi	Correctional	December 2020	-

West Tennessee Detention Facility Mason, Tennessee	USMS	600	Multi	Detention	September 2016	(6) 2 year

Whiteville Correctional Facility (M) Whiteville, Tennessee	State of Tennessee	1,536	Medium	Correctional	June 2016	-

Austin Residential Re-entry Center Del Valle, Texas	BOP	116	-	Community Corrections	August 2016	(1) 1 year

Austin Transitional Center Del Valle, Texas	State of Texas	460	-	Community Corrections	August 2016	(4) 1 year

Corpus Christi Transitional Center Corpus Christi, Texas	State of Texas	160	-	Community Corrections	August 2017	(1) 2 year

Dallas Transitional Center Hutchins, Texas	State of Texas	300	-	Community Corrections	August 2016	(4) 1 year

Eden Detention Center Eden, Texas	BOP	1,422	Medium	Correctional	April 2017	-

El Paso Multi-Use Facility El Paso, Texas	State of Texas	360	-	Community Corrections	August 2016	(4) 1 year

El Paso Transitional Center El Paso, Texas	State of Texas	224	-	Community Corrections	August 2016	(4) 1 year

Fort Worth Transitional Center Fort Worth, Texas	State of Texas	248	-	Community Corrections	August 2016	(4) 1 year

Houston Processing Center Houston, Texas	ICE	1,000	Medium	Detention	March 2016	-

Laredo Processing Center Laredo, Texas	ICE	258	Minimum/ Medium	Detention	June 2018	-

South Texas Family Residential Center Dilley, Texas	ICE	2,400	-	Residential	September 2018	-

T. Don Hutto Residential Center Taylor, Texas	ICE	512	Medium	Detention	January 2020	Indefinite

Webb County Detention Center Laredo, Texas	USMS	480	Medium	Detention	November 2017	-

Cheyenne Transitional Center Cheyenne, Wyoming	State of Wyoming	116	-	Community Corrections	June 2016	Indefinite

D.C. Correctional Treatment Facility (N) Washington, D.C.	District of Columbia	1,500	Medium	Detention	March 2017	-

Facility Name	Primary Customer	Design Capacity (A)	Security Level	Facility Type (B)	Term	Remaining Renewal Options (C)

Managed Only Facilities:
Citrus County Detention Facility Lecanto, Florida	Citrus County, Florida	760	Multi	Detention	September 2020	Indefinite

Lake City Correctional Facility Lake City, Florida	State of Florida	893	Medium	Correctional	June 2016	Indefinite

Marion County Jail Indianapolis, Indiana	Marion County, Indiana	1,030	Multi	Detention	December 2017	(1) 10 year

Hardeman County Correctional Facility Whiteville, Tennessee	State of Tennessee	2,016	Medium	Correctional	May 2017	-

Metro-Davidson County Detention Facility Nashville, Tennessee	Davidson County, Tennessee	1,348	Multi	Detention	January 2020	-

Silverdale Facilities Chattanooga, Tennessee	Hamilton County, Tennessee	1,046	Multi	Detention	April 2016	-

South Central Correctional Center Clifton, Tennessee	State of Tennessee	1,676	Medium	Correctional	June 2016	(1) 2 year

Bartlett State Jail Bartlett, Texas	State of Texas	1,049	Minimum/ Medium	Correctional	August 2017	-

Bradshaw State Jail Henderson, Texas	State of Texas	1,980	Minimum/ Medium	Correctional	August 2017	-

Lindsey State Jail Jacksboro, Texas	State of Texas	1,031	Minimum/ Medium	Correctional	August 2017	-

Willacy State Jail Raymondville, Texas	State of Texas	1,069	Minimum/ Medium	Correctional	August 2017	-

Leased Facilities:
California City Correctional Center California, City, California	CDCR	2,560	Medium	Owned/Leased	December 2016	Indefinite

Broad Street Residential Re-entry Center Philadelphia, Pennsylvania	Community Education Centers	150	-	Owned/Leased	July 2019	(4) 5 year

Chester Residential Re-entry Center Chester, Pennsylvania	Community Education Centers	135	-	Owned/Leased	July 2019	(4) 5 year

Roth Hall Residential Re-entry Center Philadelphia, Pennsylvania	Community Education Centers	160	-	Owned/Leased	July 2019	(4) 5 year

Walker Hall Residential Re-entry Center Philadelphia, Pennsylvania	Community Education Centers	160	-	Owned/Leased	July 2019	(4) 5 year

Bridgeport Pre-Parole Transfer Facility Bridgeport, Texas	MTC	200	Medium	Owned/Leased	September 2017	-

(A)	Design capacity measures the number of beds and, accordingly, the number of offenders each facility is designed to accommodate. Facilities housing detainees on a short term basis may exceed the original intended design capacity due to the lower level of services required by detainees in custody for a brief period. From time to time, we may evaluate the design capacity of our facilities based on customers using the facilities, and the ability to reconfigure space with minimal capital outlays. As a result, the design capacity of certain facilities may vary from the design capacity previously presented. We believe design capacity is an appropriate measure for evaluating prison operations, because the revenue generated by each facility is based on a per diem or monthly rate per inmate housed at the facility paid by the corresponding contracting governmental entity.
(B)	We manage numerous facilities that have more than a single function (e.g., housing both long-term sentenced adult prisoners and pre-trial detainees). The primary functional categories into which facility types are identified were determined by the relative size of inmate populations in a particular facility on December 31, 2015. If, for example, a 1,000-bed facility housed 900 adult inmates with sentences in excess of one year and 100 pre-trial detainees, the primary functional category to which it would be assigned would be that of correctional facilities and not detention facilities. It should be understood that the primary functional category to which multi-user facilities are assigned may change from time to time.
(C)	Remaining renewal options represents the number of renewal options, if applicable, and the term of each option renewal.
(D)	Pursuant to the terms of a contract awarded by the state of Arizona in September 2012, the state of Arizona has an option to purchase the Red Rock facility at any time during the term of the contract, including extension options, based on an amortization schedule starting with the fair market value and decreasing evenly to zero over the twenty year term.
(E)	We transitioned operations from the 1,154-bed San Diego Correctional Facility to the newly constructed 1,482-bed Otay Mesa Detention Center during the fourth quarter of 2015. The San Diego Correctional Facility was subject to a ground lease with the County of San Diego. Upon expiration of the lease on December 31, 2015, ownership of the facility automatically reverted to the County of San Diego.
(F)	These facilities are subject to purchase options held by the Georgia Department of Corrections, or GDOC, which grants the GDOC the right to purchase the facility for the lesser of the facility’s depreciated book value, as defined, or fair market value at any time during the term of the contract between the GDOC and us.
(G)	The facility is subject to a deed of conveyance with the city of Wheelwright, Kentucky which includes provisions that allow assumption of ownership by the city of Wheelwright under the following occurrences: (1) we cease to operate the facility for more than two years, (2) our failure to maintain at least one employee for a period of sixty consecutive days, or (3) a conversion to a maximum security facility based upon classification by the Kentucky Corrections Cabinet. In December 2013, we entered into an agreement with the city of Wheelwright that extends the reversion by up to 30 months in exchange for $20,000 per month or until we resume operations, as defined in the agreement.
(H)	The facility is subject to a purchase option held by the Tallahatchie County Correctional Authority which grants Tallahatchie County Correctional Authority the right to purchase the facility at any time during the contract at a price generally equal to the cost of the premises less an allowance for amortization originally over a 20-year period. The amortization period was extended through 2050 in connection with an expansion completed during the fourth quarter of 2007.
(I)	The state of Montana has an option to purchase the facility generally at any time during the term of the contract with us at fair market value less the sum of a pre-determined portion of per diem payments made to us by the state of Montana.
(J)	The state of Ohio has the irrevocable right to repurchase the facility before we may resell the facility to a third party, or if we become insolvent or are unable to meet our obligations under the management contract with the state of Ohio, at a price generally equal to the fair market value, as defined in the Real Estate Purchase Agreement.
(K)	These facilities are subject to purchase options held by the Oklahoma Department of Corrections, or ODC, which grants the ODC the right to purchase the facility at its fair market value at any time during the term of the contract with ODC.
(L)	As a result of a decline in California inmate populations held in our program during 2015, this facility was idled during the fourth quarter of 2015. We will continue to market the facility to other customers.
(M)	The state of Tennessee has the option to purchase the facility in the event of our bankruptcy, or upon an operational or financial breach, as defined, at a price equal to the book value of the facility, as defined.
(N)	The District of Columbia has the right to purchase the facility at any time during the term of the contract at a price generally equal to the present value of the remaining lease payments for the premises. Upon expiration of the lease in 2017, ownership of the facility automatically reverts to the District of Columbia.

Facilities Under Construction or Development

As more fully described hereafter in “Management’s Discussion and Analysis of Financial Condition and Results of Operations, or MD&A, - Liquidity and Capital Resources”, we have one facility under construction or development. In connection with a new management contract with the Arizona Department of Corrections, our 1,596-bed Red Rock Correctional Center in Arizona is being expanded to a design capacity of 2,024 beds. We expect to complete construction and begin receiving up to an additional 1,000 inmates from Arizona under the new management contract beginning late in the third quarter or early fourth quarter of 2016.

Competitive Strengths

We believe that we benefit from the following competitive strengths:

The First and Largest Private Prison Owner. Our recognition as the nation’s leading private prison owner and one of the largest prison operators in the United States provides us with significant credibility with our current and prospective clients. We believe we own approximately 59% of all privately owned prison beds in the United States and manage nearly 42% of all privately managed prison beds in the United States. We pioneered modern-day private prisons with a list of notable accomplishments, such as being the first company to design, build, and operate a private prison, the first company to manage a private maximum-security facility under a direct contract with the federal government, and the first company to purchase a government-owned correctional facility from a governmental agency in the United States and to manage the facility for the government agency. In addition to providing us with extensive experience and institutional knowledge, our size also helps us deliver value to our customers by providing purchasing power and allowing us to achieve certain economies of scale.

Available Beds within Our Existing Facilities. As of December 31, 2015, we had approximately 9,200 beds at seven core correctional and detention facilities that are vacant and immediately available to use. We consider our core facilities to be those that were designed for adult secure correctional purposes. We have staff throughout the organization actively engaged in marketing this available capacity to existing and prospective customers. Historically, we have been successful in substantially filling our inventory of available beds and the beds that we have constructed. Filling these available beds would provide substantial growth in revenues, cash flow, and earnings per share.

One of the Largest Community Corrections Owners and Operators in the United States. In the third quarter of 2015, we acquired four community corrections facilities from a privately held owner of community corrections facilities and other government leased assets. The four acquired community corrections facilities have a capacity of approximately 600 beds and are leased to Community Education Centers, Inc., or CEC, under triple net lease agreements that extend through July 2019 and include multiple five-year lease extension options. CEC separately contracts with the Pennsylvania Department of Corrections and the Philadelphia Prison System to provide rehabilitative and re-entry services to residents and inmates at the leased facilities. We acquired the four facilities in the real estate-only transaction as a strategic investment that expands our investment in the residential re-entry market.

In the fourth quarter 2015, we closed on the acquisition of 100% of the stock of Avalon, along with two additional facilities operated by Avalon. Avalon, a privately held community corrections company that operates 11 community corrections facilities with approximately 3,000 beds in Oklahoma, Texas, and Wyoming, specializes in community correctional services, drug and alcohol treatment services, and residential re-entry services. Avalon provides these services for various federal, state, and local agencies, many with which we currently partner. We acquired Avalon as a strategic investment that continues to expand the re-entry assets owned and services we provide.

With the acquisitions of Avalon and the four community corrections facilities in Pennsylvania, we became one of the largest community corrections owners and operators in the United States. We believe this recognition provides us with a platform for growth. We also believe we have the opportunity to maximize utilization of available beds within our community corrections portfolio. The occupancy of the community corrections facilities that we acquired in the acquisition of Avalon was approximately 71% at the date of acquisition.

Attractive REIT Profile. Key characteristics of our business make us a highly attractive REIT. As of December 31, 2015, we owned or controlled 66 facilities containing approximately 15 million square feet which, for the year ended December 31, 2015, generated 98% of our net operating income, or our operating income before general and administrative expenses, asset impairments, depreciation, and amortization. Land and buildings comprise over 90% of our gross fixed assets. These valuable assets are located in areas with high barriers to entry, particularly due to the unique permitting and zoning requirements for these facilities. Further, the majority of our assets are constructed primarily of concrete and steel, generally requiring lower maintenance capital expenditures than other types of commercial properties.

Since our inception, we have constructed dozens of facilities, many of which we subsequently expanded. We provide space and services under contracts with federal, state, and local government agencies that generally have credit ratings of single-A or better. In addition, a majority of our contracts have terms between one and five years, and we have historically experienced customer retention of approximately 90%, which contributes to our relatively predictable and stable revenue base. This stream of revenue combined with our low maintenance capital expenditure requirement translates into steady predictable cash flow. We believe the REIT structure also provides us with greater access to capital and flexibility to pursue growth opportunities.

Development and Expansion Opportunities. The demand for capacity in the short-term has been affected by the budget challenges many of our government partners currently face. At the same time, these challenges impede our customers’ ability to construct new prison beds of their own or update older facilities, which we believe could result in further need for private sector capacity solutions in the long-term. We intend to continue to pursue build-to-suit opportunities like our 2,552-bed Trousdale Turner Correctional Center recently constructed in Trousdale County, Tennessee, and alternative solutions like the 2,400-bed South Texas Family Residential Center whereby we identified a site and lessor to provide residential housing and administrative buildings for ICE. We also expect to continue to pursue investment opportunities like the acquisition of the residential re-entry facilities in Pennsylvania and other real estate assets used to provide mission critical governmental services primarily in the criminal justice sector, as well as business combination transactions like the acquisition of Avalon. In the long-term, however, we would like to see meaningful utilization of our available capacity and better visibility from our customers before we add any additional prison capacity on a speculative basis.

Proven Senior Management Team. Our senior management team has applied their prior experience and diverse industry expertise to improve our operations, related financial results, and capital structure. Under our senior management team’s leadership, we have created new business opportunities with customers that have not previously utilized the private corrections sector, expanded relationships with existing customers, including all three federal correctional and detention agencies, converted to a REIT, completed several business combination transactions, and successfully completed numerous recapitalization and refinancing transactions, resulting in increases in profitability and enhancing stockholder value. Our senior management team has an average of 20 years of experience working in the corrections industry.

Financial Flexibility. As of December 31, 2015, we had cash on hand of $65.3 million and $446.5 million available under our revolving credit facility, with a total weighted average effective interest rate of 3.9% on all outstanding debt, while our total weighted average maturity on all outstanding debt was 5.6 years. For the year ended December 31, 2015, our fixed charge coverage ratio was 8.7x and our debt leverage was 3.5x. During the year ended December 31, 2015, we generated $399.8 million in cash through operating activities, and as of December 31, 2015, we had net working capital of $17.5 million.

Business Strategy

Our primary business strategy is to provide prison bed capacity and quality corrections services, offer a compelling value, and increase occupancy and revenue, while maintaining our position as the leading owner, operator, and manager of privatized correctional and detention facilities. We may acquire additional correctional and re-entry facilities as well as other real estate assets used to provide mission critical governmental services primarily in the criminal justice sector, that we believe have favorable investment returns and increase value to our stockholders. We will also consider opportunities for growth, including, but not limited to, potential acquisitions of businesses within our line of business and those that provide complementary services, provided we believe such opportunities will broaden our market share and/or increase the services we can provide to our customers.

Own and Operate High Quality Correctional and Detention Facilities. We believe that our government partners choose an outsourced correctional service provider based primarily on availability of beds, price, and the quality of services provided. Approximately 92% of the eligible facilities we operated as of December 31, 2015, excluding our community corrections facilities, are accredited by the ACA, an independent organization of corrections industry professionals that establishes standards by which a correctional facility may gain accreditation. We believe that this percentage compares favorably to the percentage of government-operated adult prisons that are accredited by the ACA. We have experienced wardens and administrators managing our facilities, with an average of 26 years of corrections experience.

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

Acquire Additional Community Corrections Facilities. We believe there is an opportunity to increase the utilization of community corrections facilities in the United States. We believe the demand for the housing and programs that community corrections facilities offer will continue to grow as offenders are released from prison and due to an increased awareness of the important role these programs play in an offender’s successful transition from prison to society. Community corrections facilities offer housing and programs, with a key focus on employment, job readiness, and life skills, in order to help offenders successfully re-enter the community and reduce the risk of recidivism. We are actively pursuing opportunities to acquire additional community corrections facilities in order to provide these services to parolees and defendants and offenders who are serving their full sentence, the last portion of their sentence, waiting to be sentenced, or awaiting trial while supervised in a community environment.

Own and Lease Correctional and Community Corrections Facilities. As an alternative to providing “turn-key” correctional bed space and services to our government partners, we also offer our customers an attractive portfolio of prison facilities that can be leased for various correctional needs. During the fourth quarter of 2013, we entered into an agreement to lease our California City Correctional Center to the CDCR. The lease agreement includes a three-year base term with unlimited two-year renewal options upon mutual agreement. The lease of this facility provided California an immediate solution to help reach its population capacity goals, and exemplified our ability to react quickly to our partners’ needs with innovative and flexible solutions that make the best use of taxpayer dollars. In addition, in the third quarter of 2015, we acquired four community corrections facilities from a privately held owner of community corrections facilities and other government leased assets. The acquired facilities have a capacity of approximately 600 beds and are leased to a third-party operator under triple net lease agreements that extend through July 2019 and include multiple five-year lease extension options. We intend to pursue additional opportunities like the acquisition of the four community corrections facilities and those with the CDCR to lease prison facilities to government and other third-party operators in need of correctional capacity.

Capital Strategy

As of December 31, 2015, we had cash on hand of $65.3 million and $446.5 million available under our revolving credit facility. We have no debt maturities until April 2020.

We completed several refinancing transactions during 2015, the result of which will increase our interest expense in the future, but reduced our exposure to variable rate debt, extended our weighted average maturity, and increased the availability under our revolving credit facility.

In July 2015, we amended and restated our revolving credit facility to reduce by 0.25% the applicable margin of base rate and LIBOR loans, incorporate a net debt concept for the consolidated secured leverage and consolidated total leverage ratios, extend the maturity from December 2017 to July 2020, and to increase the size of the “accordion” feature. Following the amendment, our revolving credit facility has an aggregate principal capacity of $900.0 million and has an “accordion” feature that provides for uncommitted incremental extensions of credit in the form of increases in the revolving commitments or incremental term loans in an aggregate principal amount up to an additional $350.0 million as requested by us, subject to bank approval. At our option, interest on outstanding borrowings under our revolving credit facility is based on either a base rate plus a margin ranging from 0.00% to 0.75% or at LIBOR plus a margin ranging from 1.00% to 1.75% based on our leverage ratio. Our revolving credit facility includes a $30.0 million sublimit for swing line loans that enables us to borrow at the base rate from the Administrative Agent without advance notice.

On September 25, 2015, we completed the offering of $250.0 million aggregate principal amount of 5.0% senior notes due October 15, 2022. We used net proceeds from the offering to pay down a portion of our revolving credit facility.

In October 2015, we obtained $100.0 million under a Term Loan under the “accordion” feature of our revolving credit facility. Interest rates under the Term Loan are the same as the interest rates under our revolving credit facility, except that the interest rate on the Term Loan is at a base rate plus a margin of 0.50% or at LIBOR plus a margin of 1.75% during the first two fiscal quarters following closing of the Term Loan. We used net proceeds from the Term Loan to pay down a portion of our revolving credit facility. The Term Loan has a maturity of July 2020, with scheduled principal payments in years 2016 through 2020.

These refinancing transactions created additional flexibility to execute our business strategies and enhanced our position for future growth. We expect to continue to finance our capital requirements through a prudent mix of debt and equity capital while maintaining our existing policies around a conservative leverage ratio.

We reorganized our corporate structure to facilitate our qualification as a REIT for federal income tax purposes effective for our taxable year beginning January 1, 2013. To qualify and be taxed as a REIT, we generally are required to distribute annually to our stockholders at least 90% of our REIT taxable income (determined without regard to the dividends paid deduction and excluding net capital gains), and are subject to regular corporate income taxes to the extent we distribute less than 100% of our REIT taxable income (including capital gains) each year. The amount, timing and frequency of future distributions, however, will be at the sole discretion of our Board of Directors and will be declared based upon various factors, many of which are beyond our control, including our financial condition and operating cash flows, the amount required to maintain qualification and taxation as a REIT and reduce any income and excise taxes that we otherwise would be required to pay, limitations on distributions in our existing and future debt instruments, our ability to utilize net operating losses, or NOLs, to offset, in whole or in part, our REIT distribution requirements, limitations on our ability to fund distributions using cash generated through our TRSs and other factors that our Board of Directors may deem relevant. Because as a REIT we are required to distribute a substantial portion of our cash generated from operations to stockholders as a dividend, growth opportunities may require more external capital resources than were required prior to our conversion to a REIT. During 2015, our Board of Directors declared a quarterly dividend of $0.54 in each quarter totaling $254.8 million for the year, compared with a total of $239.1 million during 2014 and $221.2 million during 2013.

In addition to the cash on hand and availability under our revolving credit facility, we currently expect our REIT taxable income to be less than our operating cash flow, primarily due to the deductibility of non-cash expenses such as depreciation on our real estate assets. This liquidity provides us with the flexibility to (i) invest in additional facility acquisitions and developments, which could include acquisitions of facilities from government partners, third parties, or additional business combinations similar to the acquisition of Avalon, (ii) pay down debt, (iii) increase dividends to our stockholders, or (iv) repurchase our common stock. We also have the flexibility to issue debt or equity securities from time to time when we determine that market conditions and the opportunity to utilize the proceeds from the issuance of such securities are favorable. Such opportunities could include, but are not limited to, build-to-suit or additional acquisition opportunities that exceed our undistributed cash flow and that generate favorable investment returns.

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

Healthcare reform could have an impact on our business

The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the “Health Reform Law”) were signed into law in the United States. Certain of the provisions that have increased our healthcare costs since 2010 include the removal of annual plan limits, the expansion of dependent child coverage up to age 26, the mandate that health plans provide 100% coverage on expanded preventive care, and, in 2014, the removal of pre-existing condition exclusions. In addition, beginning with the 2014 benefit year, we became subject to the three-year annual Transitional Reinsurance Fee, imposed in order to finance a temporary reinsurance fund established to stabilize individual premiums purchased through the federal and state insurance exchanges. Our healthcare costs may continue to be negatively affected in the future, depending upon regulatory guidance, elements of the law that are effective as of future dates, the impact the law could have on healthcare rates in general, and our response to these changes. While much of the added cost from the Health Reform Law has occurred, we anticipate added costs in the future due to provisions being phased in over time. Changes to our healthcare cost structure could have an impact on our business and operating costs.

Beginning in 2016, the Health Reform Law requires applicable large employers to report to the Internal Revenue Service, or IRS, information regarding health coverage offered to full-time employees. Compliance with the Health Reform reporting rules increases the cost of complying with the Health Reform Law and could impact our operating costs.

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

Employees

As of December 31, 2015, we employed approximately 14,055 employees. Of such employees, approximately 405 were employed at our corporate offices and approximately 13,650 were employed at our facilities and in our inmate transportation business. We employ personnel in the following areas: clerical and administrative, facility administrators/wardens, security, medical, quality assurance, transportation and scheduling, maintenance, teachers, counselors, chaplains, and other support services.

Each of the facilities we currently operate is managed as a separate operational unit by the facility administrator or warden. All of these facilities follow a standardized code of policies and procedures.

We have not experienced a strike or work stoppage at any of our facilities. Approximately 1,010 employees at five of our facilities are represented by labor unions. In the opinion of management, overall employee relations are good.

Compe tition

The correctional and detention facilities we own, operate, or manage, as well as those facilities we own but are managed by other operators, are subject to competition for inmates from other private prison managers. We compete primarily on the basis of bed availability, cost, the quality and range of services offered, our experience in the design, construction, and management of correctional and detention facilities, and our reputation. We compete with government agencies that are responsible for correctional facilities and a number of privatized correctional service companies, including, but not limited to, The GEO Group, Inc. and Management and Training Corporation. We also compete in some markets with small local companies that may have a better knowledge of the local conditions and may be better able to gain political and public acceptance. Other potential competitors may in the future enter into businesses competitive with us without a substantial capital investment or prior experience. We may also compete in the future for acquisitions and new development projects with companies that have more financial resources than we have or those willing to accept lower returns than we are willing to accept. Competition by other companies may adversely affect the number of inmates at our facilities, which could have a material adverse effect on the operating revenue of our facilities. In addition, revenue derived from our facilities will be affected by a number of factors, including the demand for inmate beds, general economic conditions, and the age of the general population.

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

We are subject to fluctuations in occupancy levels, and a decrease in occupancy levels could cause a decrease in revenues and profitability. While a substantial portion of our cost structure is fixed, a substantial portion of our revenue is generated under facility ownership and management contracts that specify per diem payments based upon daily occupancy. We are dependent upon the governmental agencies with which we have contracts to provide inmates for our managed facilities. We cannot control occupancy levels at the facilities we operate. Under a per diem rate structure, a decrease in our occupancy rates could cause a decrease in revenue and profitability. For the years 2015, 2014, and 2013, the average compensated occupancy of our facilities, based on rated capacity, was 83%, 84%, and 85%, respectively, for all of the facilities we operated, exclusive of facilities that have been presented as discontinued operations and those that are leased to third-party operators where our revenue is generally not based on daily occupancy. Occupancy rates may, however, decrease below these levels in the future. When combined with relatively fixed costs for operating each facility, a decrease in occupancy levels could have a material adverse effect on our profitability.

We are dependent on government appropriations and our results of operations may be negatively affected by governmental budgetary challenges. Our cash flow is subject to the receipt of sufficient funding of, and timely payment by, contracting governmental entities. If the appropriate governmental agency does not receive sufficient appropriations to cover its contractual obligations, it may terminate our contract or delay or reduce payment to us. Any delays in payment, or the termination of a contract, could have an adverse effect on our cash flow and financial condition. In addition, federal, state and local governments are constantly under pressure to control additional spending or reduce current levels of spending. In prior years, these pressures have been compounded by economic downturns. Accordingly, we have been requested and may be requested in the future to reduce our existing per diem contract rates or forego prospective increases to those rates. Further, our government partners could reduce inmate population levels in facilities we own or manage to contain their correctional costs. In addition, it may become more difficult to renew our existing contracts on favorable terms or otherwise.

Competition may adversely affect the profitability of our business. We compete with government entities and other private operators on the basis of bed availability, cost, quality and range of services offered, experience in designing, constructing, and managing facilities, and reputation of management and personnel. While there are barriers to entering the market for the ownership and management of correctional and detention facilities, these barriers may not be sufficient to limit additional competition. In addition, our government customers may assume the management of a facility that they own and we currently manage for them upon the termination of the corresponding management contract or, if such customers have capacity at their facilities, may take inmates currently housed in our facilities and transfer them to government-run facilities. Since we are paid on a per diem basis with no minimum guaranteed occupancy under most of our contracts, the loss of such inmates and resulting decrease in occupancy would cause a decrease in our revenues and profitability.

Resistance to privatization of correctional and detention facilities and escapes or inmate disturbances could result in our inability to obtain new contracts, the loss of existing contracts, or other unforeseen consequences. The operation of correctional and detention facilities by private entities has not achieved complete acceptance by either governments or the public. The movement toward privatization of correctional and detention facilities has also encountered resistance from certain groups, such as labor unions and others that believe that correctional and detention facilities should only be operated by governmental agencies. Legislation has been proposed in the United States Congress to prohibit the federal government from entering into contracts with private prison operators, and to eliminate state and local contracts for privately run prisons. Such legislation runs contrary to our business purpose and, if passed, would have a material adverse impact on our business. Moreover, the belief or market perception that such legislation could be passed could have a negative impact on our stock price.

Further, negative publicity about an escape, riot or other disturbance or perceived poor operational performance, contract compliance, or other conditions at a privately managed facility may result in adverse publicity to us and the private corrections industry in general. Any of these occurrences or continued trends may make it more difficult for us to renew or maintain existing contracts or to obtain new contracts, which could have a material adverse effect on our business.

We are subject to terminations, non-renewals, or competitive re-bids of our government contracts. We typically enter into facility contracts with governmental entities for terms of up to five years, with additional renewal periods at the option of the contracting governmental agency. Notwithstanding any contractual renewal option of a contracting governmental agency, as of December 31, 2015, 34 of our facility contracts with the customers listed under “Business – Facility Portfolio – Facilities and Facility Management Contracts” are currently scheduled to expire on or before December 31, 2016 but have renewal options (24), or are currently scheduled to expire on or before December 31, 2016 and have no renewal options (10). Although we generally expect these customers to exercise renewal options or negotiate new contracts with us, one or more of these contracts may not be renewed by the corresponding governmental agency. In addition, these and any other contracting agencies may determine not to exercise renewal options with respect to any of our contracts in the future. Our government partners can also re-bid contracts in a competitive procurement process upon termination or non-renewal of our contract. Competitive re-bids may result from the expiration of the term of a contract, including the initial term and any renewal periods, or the early termination of a contract. Competitive re-bids are often required by applicable federal or state procurement laws periodically in order to further competitive pricing and other terms for the government agency. The aggregate revenue earned during the year ended December 31, 2015 for the 34 contracts with scheduled maturity dates, notwithstanding contractual renewal options, on or before December 31, 2016 was $594.0 million, or 33% of total revenue.

During December 2014, the BOP announced that it elected not to renew its contract with us at our owned and operated 2,016-bed Northeast Ohio Correctional Center with a net carrying value of $31.8 million as of December 31, 2015. The contract with the BOP at this facility expired on May 31, 2015. Facility net operating income decreased by $11.8 million from the year ended December 31, 2014 to the year ended December 31, 2015 as a result of this reduction in inmate population. We expect to continue to house USMS detainees at this facility pursuant to a separate contract that expires December 31, 2016 with one two-year renewal option remaining, while we continue to market the space that became available.

In April 2015, we provided notice to the state of Louisiana that we would cease management of the managed-only contract at the state-owned 1,538-bed Winn Correctional Center within 180 days, in accordance with the notice provisions of the contract. Management of the facility transitioned to another operator effective September 30, 2015. We generated facility net operating income at this facility of $0.9 million and $1.8 million for the years ended December 31, 2014 and 2013, respectively. We incurred a facility net operating loss at the Winn Correctional Center of $3.9 million during the time the facility was active in 2015. In anticipation of terminating the contract at this facility, we also recorded an asset impairment of $1.0 million during the first quarter of 2015 for the write-off of goodwill associated with the Winn facility.

During May 2015, the state of Vermont announced that it elected to not renew the contract that would have allowed for Vermont’s continued use of our owned and operated 816-bed Lee Adjustment Center. The contract expired on June 30, 2015. During the first six months of 2015, the offender population at the Lee Adjustment Center averaged 308 offenders, compared with 458 offenders during the same period in 2014. We generated facility net operating income at this facility of $0.8 million and $1.3 million for the years ended December 31, 2014 and 2013, respectively. We incurred a facility net operating loss of $1.2 million during the time the facility was active in 2015. We idled the facility upon transfer of the offender population in June 2015, but will continue to market the facility to other customers. The net carrying value of the Lee Adjustment Center was $10.8 million as of December 31, 2015.

Our contract with the New Mexico Department of Corrections, or NMDOC at the New Mexico Women’s Correctional Facility is currently scheduled to expire in June 2016. In November 2015, the NMDOC issued a Request For Proposal, or RFP, for up to 800 beds to house minimum, medium, and maximum security male inmates and to provide a male sex offender treatment program. We submitted a proposal to convert our New Mexico Women’s Correctional Facility into a facility that would meet the requirements of the RFP, in the event the NMDOC prefers to utilize the facility for male sex offenders instead of a female population. In February 2016, the NMDOC cancelled the RFP and we expect a new RFP to be issued prior to the expiration of the existing contract. We can provide no assurance that we will either renew the existing contract to house female inmate populations or enter into a new contract to house male inmate populations. The net carrying value of the New Mexico Women’s Correctional Facility was $18.6 million as of December 31, 2015.

Based on information available at this filing, notwithstanding the contracts at facilities described above, we expect to renew all other material contracts that have expired or are scheduled to expire within the next twelve months. We believe our renewal rate on existing contracts remains high as a result of a variety of reasons including, but not limited to, the constrained supply of available beds within the U.S. correctional system, our ownership of the majority of the beds we operate, and the quality of our operations.

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

Our ability to secure new contracts to develop and manage correctional and detention facilities depends on many factors outside our control. Our growth is generally dependent upon our ability to obtain new contracts to develop and manage correctional and detention facilities. This possible growth depends on a number of factors we cannot control, including crime rates and sentencing patterns in various jurisdictions, governmental budgetary constraints, and governmental and public acceptance of privatization. The demand for our facilities and services could be adversely affected by the relaxation of enforcement efforts, leniency in conviction or parole standards and sentencing practices or through the decriminalization of certain activities that are currently proscribed by criminal laws. For instance, any changes with respect to drugs and controlled substances or illegal immigration could affect the number of persons arrested, convicted, and sentenced, thereby potentially reducing demand for correctional facilities to house them. Immigration reform laws are currently a focus for legislators and politicians at the federal, state, and local level. Legislation has also been proposed in numerous jurisdictions that could lower minimum sentences for some non-violent crimes and make more inmates eligible for early release based on good behavior. Also, sentencing alternatives under consideration could put some offenders on probation with electronic monitoring who would otherwise be incarcerated. Similarly, reductions in crime rates or resources dedicated to prevent and enforce crime could lead to reductions in arrests, convictions and sentences requiring incarceration at correctional facilities. Our company does not, under longstanding policy, lobby for or against policies or legislation that would determine the basis for, or duration of, an individual’s incarceration or detention.

Moreover, certain jurisdictions recently have required successful bidders to make a significant capital investment in connection with the financing of a particular project, a trend that will require us to have sufficient capital resources to compete effectively. We may compete for such projects with companies that have more financial resources than we have. Further, we may not be able to obtain the capital resources when needed. A prolonged downturn in the financial capital markets could make it more difficult to obtain capital resources at favorable rates of return or obtain capital resources at all.

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

Providing family residential services increases certain unique risks and difficulties compared to operating our other facilities. In September 2014, we signed an amended agreement to provide safe and humane residential housing, as well as educational opportunities, to women and children under the custody of ICE, who are awaiting their due process before immigration courts. This is an important service to our federal government partner. At the same time, providing this type of residential service subjects us to unique risks such as unanticipated increased costs and litigation that could materially adversely affect our business, financial condition, or results of operations. For instance, the contract mandates resident to staff ratios that are higher than our typical contract, requires services unique to this contract (e.g. child care and primary education services), and limits the use of security protocols and techniques typically utilized in correctional and detention settings. These operational risks and others associated with privately managing this type of residential facility could result in higher costs associated with staffing and lead to increased litigation.

In June 2015, ICE announced a policy change with regards to family detention that has shortened the duration of ICE detention for those who are awaiting further process before immigration courts. In addition, numerous lawsuits, to which we are not a party, have challenged the government’s policy of detaining migrant families. In one such lawsuit in the United States District Court for the Central District of California regarding a settlement agreement between ICE and a plaintiffs’ class consisting of detained minors, the court issued an order on August 21, 2015, enforcing the settlement agreement and requiring compliance by October 23, 2015. The court’s order clarifies that the government has the flexibility to hold class members for longer periods of time during influxes of large numbers of undocumented migrant families via the southern U.S. border. After announcing its intention to comply fully with the court’s order, the federal government appealed and was granted an expedited briefing schedule by the Ninth Circuit Court of Appeals. Any court decision or government action that impacts this contract could materially affect our cash flows, financial condition, and results of operations.

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

On December 18, 2015, the Federal Communications Commission, or FCC, which regulates telecommunications, published an Order in the Federal Register which sets numerous rate caps on interstate and intrastate inmate calling services, or ICS. The Order applies directly to ICS providers who offer their services pursuant to contracts with correctional facilities, including those that we manage.

The vast majority of our facilities will be subject to the rate caps applicable to state and federal prisons. A separate tiered rate cap structure will apply at small jails we operate. The Order will become effective on March 17, 2016.

This Order, when effective, could reduce ICS-related revenue, as it expands coverage to intrastate ICS, but due to the unpredictability of call volume increases that may occur as a result of lower rates, the amount of impact cannot be anticipated at this time. Further, at least one ICS provider has appealed the Order in federal court, and has announced its intention of seeking an immediate stay of its enforcement, hence the Order’s implementation may be delayed in whole or in part. Certain of our ICS providers continue to eliminate payments to correctional facilities that they believe might violate this Order or the prior Order.

The impact to our revenue is limited as a significant amount of commissions paid by our ICS providers are passed along to our customers or are reserved and used for the benefit of inmates in our care. Our failure to comply with, or changes to, existing regulations or adoption of new regulations in the areas discussed above could result in further increases to our costs or reductions in our revenue.

The FCC also issued a Third Notice of Proposed Rulemaking, or TNPRM, on October 22, 2015, seeking comment on various topics including the development of international ICS rate caps; the potential regulation of rates associated with technology-based ICS alternatives, such as videoconferencing; and whether additional reforms are necessary for effective regulation of revenue sharing agreements. All of these reforms, if pursued, could impact revenue to correctional facility operators, both public and private.

Government agencies may investigate and audit our contracts and, if any improprieties are found, we may be required to cure those improprieties, refund revenues we have received, to forego anticipated revenues, and we may be subject to penalties and sanctions, including prohibitions on our bidding in response to RFPs. Certain of the governmental agencies with which we contract have the authority to audit and investigate our contracts with them. As part of that process, government agencies may review our performance of the contract, our pricing practices, our cost structure and our compliance with applicable performance requirements, laws, regulations and standards. The regulatory and contractual environment in which we operate is complex and many aspects of our operations remain subject to manual processes and oversight that make compliance monitoring difficult and resource intensive. A governmental agency review could result in a request to cure a performance or compliance issue, and if we are unable to do so, the failure could lead to termination of the contract in question or other contracts that we have with that governmental agency. Similarly, for contracts that actually or effectively provide for certain reimbursement of expenses, if an agency determines that we have improperly allocated costs to a specific contract, we may not be reimbursed for those costs, and we could be required to refund the amount of any such costs that have been reimbursed. If a government audit asserts improper or illegal activities by us, we may be subject to civil and criminal penalties and administrative sanctions, including termination of contracts, forfeitures of profits, suspension of payments, fines and suspension or disqualification from doing business with certain government entities. In addition to the potential civil and criminal penalties and administrative sanctions, any adverse determination with respect to contractual or regulatory violations could negatively impact our ability to bid in response to RFPs in one or more jurisdictions.

We depend on a limited number of governmental customers for a significant portion of our revenues. We currently derive, and expect to continue to derive, a significant portion of our revenues from a limited number of governmental agencies. The loss of, or a significant decrease in, business from the BOP, ICE, USMS, or various state agencies could seriously harm our financial condition and results of operations. The three primary federal governmental agencies with correctional and detention responsibilities, the BOP, ICE, and USMS, accounted for 51% of our total revenues for the fiscal year ended December 31, 2015 ($911.8 million). ICE accounted for 24% of our total revenues for the fiscal year ended December 31, 2015 ($439.1 million), USMS accounted for 16% of our total revenues for the fiscal year ended December 31, 2015 ($282.7 million), and BOP accounted for 11% of our total revenues for the fiscal year ended December 31, 2015 ($190.0 million). Although the revenue generated from each of these agencies is derived from numerous management contracts, the loss of one or more of such contracts could have a material adverse impact on our financial condition and results of operations. Revenue from our South Texas Family Residential Center was $244.7 million in 2015. The loss of this contract would have a material adverse impact on our financial condition and results of operations. See “MD&A - Results of Operations” for a further discussion regarding our contract at the South Texas Family Residential Center. We expect to continue to depend upon these federal agencies and a relatively small group of other governmental customers for a significant percentage of our revenues.

The CDCR accounted for 11% of our total revenues for the fiscal year ended December 31, 2015 ($202.3 million), including the revenue we generated at our California City facility under a lease, a decrease from $236.9 million, or 14%, of our total revenues in 2014, and $204.9 million, or 12% of our total revenues in 2013. Our management and lease agreements with the CDCR, as well as the status of legal and legislative action contributing to the reduction in the state of California inmate populations, are more fully described hereafter in “MD&A - Results of Operations”.

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

As of December 31, 2015, we employed approximately 14,055 employees. Approximately 1,010 of our employees at five of our facilities, or approximately 7% of our workforce, are represented by labor unions. We have not experienced a strike or work stoppage at any of our facilities and in the opinion of management overall employee relations are good. New executive orders, administrative rules and changes in National Labor Relations could increase organizational activity at locations where employees are currently not represented by a labor organization. Increases in organizational activity or any future work stoppages could have a material adverse effect on our business, financial condition, or results of operations.

Proposed changes to Federal wage regulations could have an impact on our future results of operations.

As a labor-intensive business, changes in labor regulations can materially impact our business. In July 2015, the U.S. Department of Labor, or DOL, published a Notice of Proposed Rulemaking with revisions to the Fair Labor Standards Act’s, or FLSA’s, overtime exemptions. The proposed revisions increase the minimum salary needed to qualify for the FLSA’s standard white collar employee exemptions and also propose to increase the threshold to qualify for the highly compensated employee exemption. Additionally, the proposed revisions would adjust (and likely increase) these salary thresholds on an annual basis. The DOL has not yet announced any final rule or when any final rule would be effective, so we cannot be certain as to the impact on our business in the future, but any such new regulations could result in higher payroll costs and negatively impact profitability.

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

In addition, facility development and expansion projects pose additional risks, including cost overruns caused by various factors, many of which are beyond our control, such as weather, labor conditions, and material shortages, resulting in increased construction costs. Further, if we are unable to utilize this new bed capacity, our financial results could deteriorate.

Certain of our facilities are subject to options to purchase and reversions. Eleven of our facilities are subject to an option to purchase by certain governmental agencies. Such options are exercisable by the corresponding contracting governmental entity generally at any time during the term of the respective facility contract. Certain of these purchase options are based on the depreciated book value of the facility, which essentially results in the transfer of ownership of the facility to the governmental agency at the end of the life used for accounting purposes. See “Business – Facility Portfolio – Facilities and Facility Management Contracts.” If any of these options are exercised, there exists the risk that we will be unable to invest the proceeds from the sale of the facility in one or more properties that yield as much cash flow as the property acquired by the government entity. In addition, in the event any of these options is exercised, there exists the risk that the contracting governmental agency will terminate the management contract associated with such facility. For the year ended December 31, 2015, the eleven facilities currently subject to these options generated $358.7 million in revenue (20.0% of total revenue) and incurred $266.3 million in operating expenses. Certain of the options to purchase are exercisable at prices below fair market value. See “Business – Facility Portfolio – Facilities and Facility Management Contracts.”

In addition, the ownership of one of our facilities will, upon the expiration of a ground lease in 2017, revert to the governmental agency contracting with us. This facility is also subject to an option to purchase by the governmental agency. See “Business – Facility Portfolio – Facilities and Facility Management Contracts.” At the time of such reversion, there exists the risk that the contracting governmental agency will terminate the contract associated with such facility. For the year ended December 31, 2015, the facility subject to reversion generated $17.7 million in revenue (1.0% of total revenue) and incurred $18.4 million in operating expenses.

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

We have a significant amount of indebtedness. As of December 31, 2015, we had total indebtedness of $1,464.0 million. Our indebtedness could have important consequences. For example, it could:

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

Our senior bank credit facility and other debt instruments have restrictive covenants that could limit our financial flexibility.

The indentures related to our aggregate original principal amount of $325.0 million 4.125% senior notes due 2020, $350.0 million 4.625% senior notes due 2023, and $250.0 million 5.0% senior notes due 2022, collectively referred to herein as our senior notes, and our senior bank credit facility, contain financial and other restrictive covenants that limit our ability to engage in activities that may be in our long-term best interests. Our ability to borrow under our senior bank credit facility is subject to compliance with certain financial covenants, including leverage and interest coverage ratios. Our senior bank credit facility includes other restrictions that, among other things, limit our ability to incur indebtedness; grant liens; engage in mergers, consolidations and liquidations; make asset dispositions, restricted payments and investments; enter into transactions with affiliates; and amend, modify or prepay certain indebtedness. The indentures related to our senior notes contain limitations on our ability to effect mergers and change of control events, as well as other limitations on our ability to create liens on our assets.

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

The risk exists that our business will be unable to generate sufficient cash flow from operations or that future borrowings will not be available to us under our senior bank credit facility in an amount sufficient to enable us to pay our indebtedness, including our existing senior notes, or to fund our other liquidity needs. We may need to refinance all or a portion of our indebtedness, including our senior notes, on or before maturity. We may not, however, be able to refinance any of our indebtedness, including our senior bank credit facility and including our senior notes, on commercially reasonable terms or at all.

We are required to repurchase all or a portion of our senior notes upon a change of control, and our senior bank credit facility is subject to acceleration upon a change of control.

Upon certain change of control events, as that term is defined in the indentures for our senior notes, including a change of control caused by an unsolicited third party, we are required to make an offer in cash to repurchase all or any part of each holder’s notes at a repurchase price equal to 101% of the principal thereof, plus accrued interest. The source of funds for any such repurchase would be our available cash or cash generated from operations or other sources, including borrowings, sales of equity or funds provided by a new controlling person or entity. Sufficient funds may not be available to us, however, at the time of any change of control event to repurchase all or a portion of the tendered notes pursuant to this requirement. Our failure to offer to repurchase notes, or to repurchase notes tendered, following a change of control will result in a default under the respective indentures, which could lead to a cross-default under our senior bank credit facility and under the terms of our other indebtedness. In addition, our senior bank credit facility which is subject to acceleration upon the occurrence of a change in control (as described therein), may prohibit us from making any such required repurchases. Prior to repurchasing the notes upon a change of control event, we must either repay outstanding indebtedness under our senior bank credit facility or obtain the consent of the lenders under our senior bank credit facility. If we do not obtain the required consents or repay our outstanding indebtedness under our senior bank credit facility, we would remain effectively prohibited from offering to purchase the notes.

Despite current indebtedness levels, we may still incur more debt.

The terms of the indentures for our senior notes and our senior bank credit facility restrict our ability to incur indebtedness; however, we may nevertheless incur additional indebtedness in the future and in the future, we may refinance all or a portion of our indebtedness, including our senior bank credit facility, and may incur additional indebtedness as a result. As of December 31, 2015, we had $446.5 million of additional borrowing capacity available under our revolving credit facility. In addition, we may issue an indeterminate amount of debt securities from time to time when we determine that market conditions and the opportunity to utilize the proceeds from the issuance of such debt securities are favorable. If new debt is added to our and our subsidiaries’ current debt levels, the related risks that we and they now face could intensify.

Our access to capital may be affected by general macroeconomic conditions.

Credit markets may tighten significantly such that our ability to obtain new capital will be more challenging and more expensive. We can provide no assurance that the banks that have made commitments under our senior bank credit facility will continue to operate as going concerns in the future. If any of the banks in the lending group were to fail, it is possible that the capacity under our senior bank credit facility would be reduced. In the event that the availability under our senior bank credit facility was reduced significantly, we could be required to obtain capital from alternate sources in order to continue with our business and capital strategies. Our options for addressing such capital constraints would include, but not be limited to (i) delaying certain capital expenditure projects, (ii) obtaining commitments from the remaining banks in the lending group or from new banks to fund increased amounts under the terms of our senior bank credit facility, (iii) accessing the public capital markets, or (iv) reducing our dividend (but not less than amounts required to maintain our status as a REIT and avoid income and excise taxes). Such alternatives could be on terms less favorable than under existing terms, which could have a material effect on our consolidated financial position, results of operations, or cash flows.

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

We currently operate in a manner that is intended to allow us to qualify as a REIT for federal income tax purposes commencing with our taxable year beginning January 1, 2013. However, we cannot assure you that we have qualified or will remain qualified as a REIT. Qualification as a REIT requires us to satisfy numerous requirements established under highly technical and complex sections of the Internal Revenue Code of 1986, as amended, or the Code, which may change from time to time and for which there are only limited judicial and administrative interpretations, and involves the determination of various factual matters and circumstances not entirely within our control. For example, in order to qualify as a REIT, the REIT must derive at least 95% of its gross income in any year from qualifying sources. In addition, a REIT is required to distribute annually to its stockholders at least 90% of its REIT taxable income (determined without regard to the dividends paid deduction and by excluding capital gains) and must satisfy specified asset tests on a quarterly basis.

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

Even if we remain qualified as a REIT, we may be required to pay taxes under certain circumstances.

Even though we qualify as a REIT, we will be subject to certain U.S. federal, state and local taxes on our income and property, on taxable income that we do not distribute to our stockholders, and on net income from certain “prohibited transactions”. In addition, the REIT provisions of the Code are complex and are not always subject to clear interpretation. For example, a REIT must derive at least 95% of its gross income in any year from qualifying sources, including rents from real property. Rents from real property includes amounts received for the use of limited amounts of personal property and for certain services. Whether amounts constitute rents from real property or other qualifying income may not be entirely clear in all cases. We may fail to qualify as a REIT if we exceed the permissible amounts of non-qualifying income unless such failures qualify under certain statutory relief provisions. Even if we qualify for statutory relief, we may be required to pay an excise or penalty tax (which could be significant in amount) in order to utilize one or more such relief provisions under the Code to maintain our qualification as a REIT. Furthermore, we conduct substantial activities through TRSs, and the income of those subsidiaries will be subject to U.S. federal income tax at regular corporate rates.

To maintain our REIT status, we may be forced to obtain capital during unfavorable market conditions, which could adversely affect our overall financial performance.

In order to qualify as a REIT, we will be required each year to distribute to our stockholders at least 90% of our REIT taxable income (determined without regard to the dividends paid deduction and by excluding any net capital gain), and we will be subject to tax to the extent our net taxable income (including net capital gain) is not fully distributed. In addition, we will be subject to a 4% nondeductible excise tax on the amount, if any, by which distributions we pay in any calendar year are less than the sum of 85% of our ordinary income, 95% of our net capital gains, and 100% of our undistributed income from prior years. We intend to continue to make distributions to our stockholders to comply with the distribution requirements of the Code as well as to reduce our exposure to federal income taxes and the nondeductible excise tax. Differences in timing between the receipt of income and the payment of expenses to arrive at taxable income, along with the effect of required debt amortization payments, could require us to borrow funds on a short-term basis to meet the distribution requirements that are necessary to achieve the tax benefits associated with qualifying as a REIT. We may acquire additional capital through our issuance of securities senior to our common stock, including additional borrowings or other indebtedness or the issuance of additional securities. Issuance of such senior securities creates additional risks because leverage is a speculative technique that may adversely affect common stockholders or noteholders. If the return on assets acquired with borrowed funds or other leverage proceeds does not exceed the cost of the leverage, the use of leverage could negatively affect our cash flow.

Additionally, the issuance of senior securities involves offering expenses and other costs, including interest payments, which are borne indirectly by our common stockholders. Fluctuations in interest rates could increase interest payments on our senior securities, and could reduce cash available for distribution on common stock or for payment on our debt securities. Increased operating costs, including the financing cost associated with any leverage, may reduce our total return to common stockholders. Rating agency guidelines applicable to any senior securities may impose asset coverage requirements, dividend limitations, voting right requirements (in the case of the senior equity securities), and other restrictions. Further, the terms of any senior securities or other borrowings may impose additional requirements, restrictions and limitations that are more stringent than those required by a rating agency that rates outstanding senior securities that may have an adverse effect on us and may affect our ability to pay distributions to our stockholders. On the other hand, we may not be able to raise such additional capital in the future on favorable terms or at all. Unfavorable economic conditions could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us.

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

To qualify for taxation as a REIT effective for the year ended December 31, 2013, we were required to distribute to our stockholders on or before December 31, 2013, our undistributed accumulated earnings and profits attributable to taxable periods ending prior to January 1, 2013. On May 20, 2013, we distributed $675.0 million to stockholders of record as of April 19, 2013 in satisfaction of this requirement, or the E&P Distribution. We believe that the total value of the E&P Distribution was sufficient to fully distribute our accumulated earnings and profits and that a portion of the E&P Distribution exceeded our accumulated earnings and profits. However, the amount of our accumulated earnings and profits is a complex factual and legal determination. We may have had less than complete information at the time we estimated our earnings and profits or may have interpreted the applicable law differently from the IRS. Substantial uncertainties exist relating to the computation of our undistributed accumulated earnings and profits, including the possibility that the IRS could, in auditing tax years through 2012, successfully assert that our taxable income should be increased, which could increase our pre-REIT accumulated earnings and profits. Thus, we could fail to satisfy the requirement that we distribute all of our pre-REIT accumulated earnings and profits by the close of our first taxable year as a REIT. Moreover, although there are procedures available to cure a failure to distribute all of our pre-REIT accumulated earnings and profits, we cannot now determine whether we would be able to take advantage of them or the economic impact to us of doing so.

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

Under the Code, no more than 25% (20% for taxable years beginning after December 31, 2017) of the value of the gross assets of a REIT may be represented by securities of one or more TRSs. This limitation may affect our ability to increase the size of our TRSs’ operations and assets, and there can be no assurance that we will be able to comply with the applicable limitation. If we are unable to comply with the applicable limitation, we would fail to qualify as a REIT. Furthermore, our significant use of TRSs may cause the market to value shares of our common stock differently than the stock of other REITs, which may not use TRSs as extensively. Although we intend to monitor the value of our investments in TRSs, there can be no assurance that we will be able to comply with the applicable limitations discussed above.

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

As a result, it is possible that we will not be able to continue to make distributions to our stockholders or that the level of any distributions we do make to our stockholders will achieve a market yield or increase or even be maintained over time, any of which could materially and adversely affect the market price of our shares of common stock. Distributions could be dilutive to our financial results and may constitute a return of capital to our investors, which would have the effect of reducing each stockholder’s basis in its shares of common stock. We also could use borrowed funds or proceeds from the sale of assets to fund distributions.

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

Distributions that we make to our stockholders are treated as dividends to the extent of our earnings and profits as determined for federal income tax purposes and are generally taxable to our stockholders as ordinary income. However, our dividends are eligible for the lower rate applicable to “qualified dividends” to the extent they are attributable to income that was previously subject to corporate income tax, such as the dividends we receive from our TRSs or attributable to the accumulated earnings and profits in connection with acquisitions of C-corporations. Also, a portion of our distributions may be designated by us as long-term capital gains to the extent that they are attributable to capital gain income recognized by us. Our distributions may constitute a return of capital to the extent that they exceed our earnings and profits as determined for federal income tax purposes. A return of capital generally is not taxable, but has the effect of reducing the basis of a stockholder’s investment in our shares of common stock. Any such distributions that exceed a stockholder’s tax basis in our shares of common stock generally will be taxable as capital gains.

We could have potential deferred and contingent tax liabilities from our REIT conversion that could limit, delay or impede future sales of our properties.

Even though we qualify for taxation as a REIT, if we acquire any asset from a corporation which is or has been a C-corporation in a transaction in which the basis of the asset in our hands is less than the fair market value of the asset (including as a result of the REIT conversion), in each case determined at the time we acquired the asset or converted to a REIT, as applicable, and we subsequently recognize gain on the disposition of the asset during the five-year period beginning on the date on which we acquired the asset or converted to a REIT, as applicable, then we will be required to pay tax at the highest regular corporate tax rate on this gain to the extent of the excess of (a) the fair market value of the asset over (b) its adjusted basis in the asset, in each case determined as of the date on which we acquired the asset or converted to a REIT, as applicable. These requirements could limit, delay or impede future sales of our properties. We currently do not expect to sell any asset if the sale would result in the imposition of a material tax liability. We cannot, however, assure you that we will not change our plans in this regard.

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

Future offerings of debt or equity securities ranking senior to our common stock or incurrence of debt (including under our senior bank credit facility) may adversely affect the market price of our common stock.

If we decide to issue debt or equity securities in the future ranking senior to our common stock or otherwise incur indebtedness (including under our senior bank credit facility), it is possible that these securities or indebtedness will be governed by an indenture or other instrument containing covenants restricting our operating flexibility and limiting our ability to make distributions to our stockholders. Additionally, any convertible or exchangeable securities that we issue in the future may have rights, preferences and privileges, including with respect to distributions, more favorable than those of our common stock and may result in dilution to owners of our common stock. Because our decision to issue debt or equity securities in any future offering or otherwise incur indebtedness will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings or financings, any of which could reduce the market price of our common stock and dilute the value of our common stock.

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

The properties we owned at December 31, 2015 are described under Item 1 and in Note 4 of the Notes to the Consolidated Financial Statements contained in this Annual Report, as well as in Schedule III in Part IV to this Annual Report.

ITEM 3.	LEGAL PROCEEDINGS.

The information required under this section is described in Note 16 of the Notes to the Consolidated Financial Statements contained in this Annual Report.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

PART II.

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Price of and Distributions on Capital Stock

Our common stock is traded on the New York Stock Exchange, or NYSE, under the symbol “CXW.” On February 18, 2016, the last reported sale price of our common stock was $29.58 per share and there were approximately 3,300 registered holders and approximately 79,000 beneficial holders, respectively, of our common stock.

The following table sets forth, for the fiscal quarters indicated, the range of high and low sales prices of the common stock.

Common Stock

	SALES PRICE
	HIGH	LOW
FISCAL YEAR 2015
First Quarter	$42.31	$36.34
Second Quarter	$40.89	$32.98
Third Quarter	$35.48	$28.00
Fourth Quarter	$31.76	$24.21

	SALES PRICE
	HIGH	LOW
FISCAL YEAR 2014
First Quarter	$34.73	$30.37
Second Quarter	$33.79	$30.77
Third Quarter	$36.09	$32.05
Fourth Quarter	$38.60	$32.74

Dividend Policy

During 2014 and 2015, CCA’s Board of Directors declared the following quarterly dividends on its common stock:

Declaration Date	Record Date	Payable Date	Per Share
February 20, 2014	April 2, 2014	April 15, 2014	$0.51
May 15, 2014	July 2, 2014	July 15, 2014	$0.51
August 14, 2014	October 2, 2014	October 15, 2014	$0.51
December 11, 2014	January 2, 2015	January 15, 2015	$0.51
February 20, 2015	April 2, 2015	April 15, 2015	$0.54
May 14, 2015	July 2, 2015	July 15, 2015	$0.54
August 13, 2015	October 2, 2015	October 15, 2015	$0.54
December 10, 2015	January 4, 2016	January 15, 2016	$0.54

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

The following selected financial data for the five years ended December 31, 2015, was derived from our consolidated financial statements and the related notes thereto after any applicable reclassification of discontinued operations. This data should be read in conjunction with our audited consolidated financial statements, including the related notes, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Our audited consolidated financial statements, including the related notes, as of December 31, 2015 and 2014, and for the years ended December 31, 2015, 2014, and 2013 are included in this Annual Report.

CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES

SELECTED HISTORICAL FINANCIAL INFORMATION

(in thousands, except per share data)

	For the Years Ended December 31,
STATEMENT OF OPERATIONS:	2015	2014	2013	2012	2011

Revenues	$1,793,087	$1,646,867	$1,694,297	$1,723,657	$1,688,805

Expenses:
Operating	1,256,128	1,156,135	1,220,351	1,217,051	1,158,269
General and administrative	103,936	106,429	103,590	88,935	91,227
Depreciation and amortization	151,514	113,925	112,692	113,063	107,568
Asset impairments	955	30,082	6,513	—	—

	1,512,533	1,406,571	1,443,146	1,419,049	1,357,064

Operating income	280,554	240,296	251,151	304,608	331,741

Other (income) expense:
Interest expense, net	49,696	39,535	45,126	58,363	72,940
Expenses associated with debt refinancing transactions	701	—	36,528	2,099	—
Other (income) expense	(58)	(1,204)	(100)	(333)	305

	50,339	38,331	81,554	60,129	73,245

Income from continuing operations before income taxes	230,215	201,965	169,597	244,479	258,496

Income tax (expense) benefit	(8,361)	(6,943)	134,995	(87,513)	(96,166)

Income from continuing operations	221,854	195,022	304,592	156,966	162,330

(Loss) income from discontinued operations, net of taxes	—	—	(3,757)	(205)	180

Net income	$221,854	$195,022	$300,835	$156,761	$162,510

Basic earnings per share:

Income from continuing operations	$1.90	$1.68	$2.77	$1.58	$1.55
(Loss) income from discontinued operations, net of taxes	—	—	(0.03)	—	—

Net income	$1.90	$1.68	$2.74	$1.58	$1.55

Diluted earnings per share:

Income from continuing operations	$1.88	$1.66	$2.73	$1.56	$1.54
(Loss) income from discontinued operations, net of taxes	—	—	(0.03)	—	—

Net income	$1.88	$1.66	$2.70	$1.56	$1.54

Weighted average common shares outstanding:
Basic	116,949	116,109	109,617	99,545	104,736
Diluted	117,785	117,312	111,250	100,623	105,535
	December 31,
BALANCE SHEET DATA:	2015	2014	2013	2012	2011

Total assets	$3,356,018	$3,117,646	$2,996,427	$2,968,267	$3,010,124
Total debt	$1,452,077	$1,190,455	$1,194,002	$1,105,070	$1,235,507
Total liabilities	$1,893,270	$1,636,146	$1,493,920	$1,446,647	$1,602,102
Stockholders’ equity	$1,462,748	$1,481,500	$1,502,507	$1,521,620	$1,408,022

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

OVERVIEW

As of December 31, 2015, we owned or controlled 66 correctional and detention facilities and managed an additional 11 facilities owned by our government partners, with a total design capacity of approximately 88,500 beds in 20 states and the District of Columbia. We are the nation’s largest owner of privatized correctional and detention facilities and one of the largest prison operators in the United States. Our size and experience provide us with significant credibility with our current and prospective customers, and enable us to generate economies of scale in purchasing power for food services, health care and other supplies and services we offer to our government partners.

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

Despite our increase in federal revenue, inmate populations in federal facilities, particularly within the BOP system nationwide, have declined over the past two years. Inmate populations in the BOP system declined in 2015 and are expected to decline further in 2016 due, in part, to the retroactive application of changes to sentencing guidelines applicable to federal drug trafficking offenses. However, we do not expect a significant impact on us because BOP inmate populations within our facilities are primarily criminal aliens incarcerated for immigration violations rather than drug trafficking offenses. Further, the public sector BOP correctional system remains overcrowded at approximately 119.5% at December 31, 2015. Nonetheless, increases in capacity within the federal system could result in a decline in BOP populations within our facilities, and could negatively impact the future demand for prison capacity.

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

We believe the long-term growth opportunities of our business remain attractive as governments consider efficiency, savings, and offender programming opportunities we can provide. Further, we expect our partners to continue to face challenges in maintaining old facilities, and developing new facilities and additional capacity which could result in future demand for the solutions we provide.

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

The demand for capacity in the short-term has been affected by the budget challenges many of our government partners currently face. At the same time, these challenges impede our customers’ ability to construct new prison beds of their own or update older facilities, which we believe could result in further need for private sector capacity solutions in the long-term. We intend to continue to pursue build-to-suit opportunities like our 2,552-bed Trousdale Turner Correctional Center recently constructed in Trousdale County, Tennessee, and alternative solutions like the 2,400-bed South Texas Family Residential Center whereby we identified a site and lessor to provide residential housing and administrative buildings for the U.S. Immigration and Customs Enforcement, or ICE. We also expect to continue to pursue investment opportunities like the acquisition in the third quarter of 2015 of four residential re-entry facilities in Pennsylvania and other real estate assets used to provide mission critical governmental services primarily in the criminal justice sector, as well as business combination transactions like the acquisition of Avalon Correctional Services, Inc., or Avalon, in the fourth quarter of 2015. In the long-term, however, we would like to see meaningful utilization of our available capacity and better visibility from our customers before we add any additional capacity on a speculative basis.

We also remain steadfast in our efforts to contain costs. Approximately 59% of our operating expenses consist of salaries and benefits. The turnover rate for correctional officers for our company, and for the corrections industry in general, remains high. We remain focused on workers’ compensation and medical benefits costs for our employees due to continued rising healthcare costs throughout the country and the uncertainty of the impact of the Patient Protection and Affordable Care Act on future healthcare costs. Reducing these staffing costs requires a long-term strategy to control such costs, and we continue to dedicate resources to enhance our benefits, provide training and career development opportunities to our staff and attract and retain quality personnel. Through ongoing company-wide initiatives, we continue to focus on efforts to contain costs and improve operating efficiencies, ensuring continuous delivery of quality services over the long-term.

Through the combination of our initiatives to (i) increase our revenues by taking advantage of our available beds, (ii) deliver new bed capacity through new facility construction and expansion opportunities, (iii) invest in real estate-only solutions, (iv) acquire community corrections facilities, and (v) contain our operating expenses, we believe we will be able to maintain our competitive advantage and continue to improve the quality services we provide to our customers at an economical price, thereby producing value to our stockholders.

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

Asset impairments. The primary risk we face for asset impairment charges, excluding goodwill, is associated with correctional facilities we own. As of December 31, 2015, we had $2.9 billion in property and equipment, including $200.7 million in long-lived assets, excluding equipment, at seven idled core correctional facilities, including the North Fork Correctional Facility that was idled during the fourth quarter of 2015. The North Fork Correctional Facility was idled as a result of a decline in California inmate populations during 2015, as further described hereafter. We consider our core facilities to be those that were designed for adult secure correctional purposes. The impairment analyses we performed for each of these facilities excluded the net book value of equipment, as a substantial portion of the equipment is easily transferrable to other company-owned facilities without significant cost. The carrying values of the seven idled core facilities as of December 31, 2015 were as follows (in thousands):

Prairie Correctional Facility	$17,961
Huerfano County Correctional Center	18,276
Diamondback Correctional Facility	43,030
Otter Creek Correctional Center	23,270
Marion Adjustment Center	12,536
Lee Adjustment Center	10,840
North Fork Correctional Facility	74,805

$200,718

From the date each facility became idle, the idled core facilities incurred combined operating expenses of approximately $7.3 million, $6.5 million, and $5.6 million for the years ended December 31, 2015, 2014, and 2013, respectively. The 2014 and 2013 amounts exclude expenses incurred in connection with the activation of the Diamondback Correctional Facility which began in the third quarter of 2013 and continued until near the end of the second quarter of 2014, as further described hereafter.

We also have four idled non-core facilities with carrying values amounting to $5.1 million and $5.5 million as of December 31, 2015 and 2014, respectively. We consider the Shelby Training Center, Queensgate Correctional Facility, Mineral Wells Pre-Parole Transfer Facility, and Leo Chesney Correctional Center to be non-core facilities because they were designed for uses other than for adult secure correctional purposes. We idled the Leo Chesney Correctional Center in the fourth quarter of 2015 following the termination of the lease at that facility effective September 30, 2015. We performed an impairment analysis of the Leo Chesney Correctional Center, which has a carrying value of $4.0 million as December 31, 2015, and concluded that this non-core asset has a recoverable value in excess of the carrying value. We continue to market the facility to other customers.

We evaluate the recoverability of the carrying values of our long-lived assets, other than goodwill, when events suggest that an impairment may have occurred. Such events primarily include, but are not limited to, the termination of a management contract or a significant decrease in inmate populations within a correctional facility we own or manage. Accordingly, we tested each of the aforementioned idled facilities for impairment when we were notified by the respective customers that they would no longer be utilizing such facility.

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

In performing our annual impairment analyses, the estimates of recoverability are initially based on projected undiscounted cash flows that are comparable to historical cash flows from management contracts at similar facilities to the idled facilities and sensitivity analyses that consider reductions to such cash flows. Our sensitivity analyses included reductions in projected cash flows by as much as half of the historical cash flows generated by the respective facility as well as prolonged periods of vacancies. In all cases, the projected undiscounted cash flows in our analyses as of December 31, 2015, exceeded the carrying amounts of each facility.

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

Revenue Recognition – Multiple-Element Arrangement. In September 2014, we agreed under an expansion of an existing inter-governmental service agreement, or IGSA, between the city of Eloy, Arizona and ICE to provide residential space and services at our South Texas Family Residential Center. The amended IGSA qualifies as a multiple-element arrangement under the guidance in Accounting Standards Codification, or ASC, 605, “Revenue Recognition”. We evaluate each deliverable in an arrangement to determine whether it represents a separate unit of accounting. A deliverable constitutes a separate unit of accounting when it has standalone value to the customer. ASC 605 requires revenue to be allocated to each unit of accounting based on a selling price hierarchy. The selling price for a deliverable is based on its vendor specific objective evidence, or VSOE, of selling price, if available, third party evidence, or TPE, if VSOE of selling price is not available, or estimated selling price, or ESP, if neither VSOE of selling price nor TPE is available. We establish VSOE of selling price using the price charged for a deliverable when sold separately. We establish TPE of selling price by evaluating similar products or services in standalone sales to similarly situated customers. We establish ESP based on management judgment considering internal factors such as margin objectives, pricing practices and controls, and market conditions. In arrangements with multiple elements, we allocate the transaction price to the individual units of accounting at inception of the arrangement based on their relative selling price. The allocation of revenue to each element requires considerable judgment and estimations which could change in the future. However, while a change in revenue allocation could lead to timing differences in the period in which revenue is recognized, total revenue recognized over the life of the IGSA will not change.

Self-funded insurance reserves. As of December 31, 2015 and 2014, we had $30.1 million and $32.0 million, respectively, in accrued liabilities for employee health, workers’ compensation, and automobile insurance claims. We are significantly self-insured for employee health, workers’ compensation, and automobile liability insurance claims. As such, our insurance expense is largely dependent on claims experience and our ability to control our claims. We have consistently accrued the estimated liability for employee health insurance claims based on our history of claims experience and the estimated time lag between the incident date and the date we pay the claims. We have accrued the estimated liability for workers’ compensation claims based on an actuarial valuation of the outstanding liabilities, discounted to the net present value of the outstanding liabilities, using a combination of actuarial methods used to project ultimate losses, and our automobile insurance claims based on estimated development factors on claims incurred. The liability for employee health, workers’ compensation, and automobile insurance includes estimates for both claims incurred and for claims incurred but not reported. These estimates could change in the future. It is possible that future cash flows and results of operations could be materially affected by changes in our assumptions, new developments, or by the effectiveness of our strategies.

Legal reserves. As of December 31, 2015 and 2014, we had $4.2 million and $4.3 million, respectively, in accrued liabilities related to certain legal proceedings in which we are involved. We have accrued our best estimate of the probable costs for the resolution of these claims based on a range of potential outcomes. In addition, we are subject to current and potential future legal proceedings for which little or no accrual has been reflected because our current assessment of the potential exposure is nominal. These estimates have been developed in consultation with our General Counsel’s office and, as appropriate, outside counsel handling these matters, and are based upon an analysis of potential results, assuming a combination of litigation and settlement strategies. It is possible that future cash flows and results of operations could be materially affected by changes in our assumptions, new developments, or by the effectiveness of our strategies.

RESULTS OF OPERATIONS

Our results of operations are impacted by the number of facilities we owned and managed, the number of facilities we managed but did not own, the number of facilities we leased to other operators, and the facilities we owned that were not in operation. The following table sets forth the changes in the number of facilities operated for the years ended December 31, 2015, 2014, and 2013.

	Effective Date	Owned and Managed	Managed Only	Leased	Total

Facilities as of December 31, 2012		47	20	2	69

Reclassification of Elizabeth Detention Center as owned and managed from managed only	January 2013	1	(1)	—	—
Reclassification of North Georgia Detention Center as owned and managed from managed only	January 2013	1	(1)	—	—
Termination of the management contract for the Wilkinson County Correctional Facility	June 2013	—	(1)	—	(1)
Acquisition of CAI	July 2013	2	—	—	2
Termination of the management contract for the Dawson State Jail	August 2013	—	(1)	—	(1)
Assignment of the contract at the Bridgeport Pre-Parole Transfer Facility	September 2013	(1)	—	1	—
Lease of the California City Correctional Center	December 2013	(1)	—	1	—

Facilities as of December 31, 2013		49	16	4	69

Termination of the management contracts for the Bay, Graceville and Moore Haven Correctional Facilities	January 2014	—	(3)	—	(3)
Termination of the contract at the North Georgia Detention Center	February 2014	(1)	—	—	(1)
Termination of the management contract for the Idaho Correctional Center	July 2014	—	(1)	—	(1)
Sale of the Houston Educational Facility	November 2014	—	—	(1)	(1)
Activation of the South Texas Family Residential Center	October 2014	1	—	—	1

Facilities as of December 31, 2014		49	12	3	64

Impairment of non-core assets	January 2015	(2)	—	—	(2)
Acquisition of four community corrections facilities in Pennsylvania	August 2015	—	—	4	4
Termination of the management contract for the Winn Correctional Center	September 2015	—	(1)	—	(1)
Termination of the lease contract at the Leo Chesney Correctional Center	October 2015	1	—	(1)	—
Acquisition of eleven community corrections facilities in Oklahoma (3), Texas (7), and Wyoming (1)	October 2015	11	—	—	11
Activation of the Trousdale Turner Correctional Center	December 2015	1	—	—	1

Facilities as of December 31, 2015		60	11	6	77

Year Ended December 31, 2015 Compared to the Year Ended December 31, 2014

During the year ended December 31, 2015, we generated net income of $221.9 million, or $1.88 per diluted share, compared with net income of $195.0 million, or $1.66 per diluted share, for the previous year. Net income was negatively impacted during 2014 by $30.0 million of asset impairments, net of taxes, or $0.26 per diluted share, at the Houston Educational Facility, Queensgate Correctional Facility, and Mineral Wells Pre-Parole Transfer Facility, as previously disclosed in the fourth quarter of 2014.

Facility Operations

A key performance indicator we use to measure the revenue and expenses associated with the operation of the facilities we own or manage is expressed in terms of a compensated man-day, which represents the revenue we generate and expenses we incur for one offender for one calendar day. Revenue and expenses per compensated man-day are computed by dividing facility revenue and expenses by the total number of compensated man-days during the period. A compensated man-day represents a calendar day for which we are paid for the occupancy of an offender. We believe the measurement is useful because we are compensated for operating and managing facilities at an offender per-diem rate based upon actual or minimum guaranteed occupancy levels. We also measure our ability to contain costs on a per-compensated man-day basis, which is largely dependent upon the number of offenders we accommodate. Further, per compensated man-day measurements are also used to estimate our potential profitability based on certain occupancy levels relative to design capacity. Revenue and expenses per compensated man-day for all of the facilities placed into service that we owned or managed, exclusive of those held for lease, were as follows for the years ended December 31, 2015 and 2014:

	For the Years Ended December 31,
	2015	2014

Revenue per compensated man-day	$72.76	$63.54
Operating expenses per compensated man-day:
Fixed expense	37.53	33.06
Variable expense	14.96	11.60

Total	52.49	44.66

Operating income per compensated man-day	$20.27	$18.88

Operating margin	27.9%	29.7%

Average compensated occupancy	82.5%	83.8%

Average available beds	80,121	82,942

Average compensated population	66,111	69,536

Fixed expenses per compensated man-day for 2015 include depreciation expense of $29.9 million and interest expense of $8.5 million in order to more properly reflect the cash flows associated with the lease at the South Texas Family Residential Center. The calculations of expenses per compensated man-day for 2014 exclude expenses incurred during the first six months of 2014 for start-up efforts associated with the Diamondback facility because of the distorted impact they have on the statistics. The Diamondback expenses were incurred in connection with the activation of the facility in anticipation of a new contract. As further described hereafter, in April 2014, we made the decision to once again idle the facility in the absence of a definitive contract. The de-activation was completed near the end of the second quarter of 2014.

Revenue

Total revenue consists of revenue we generate in the operation and management of correctional and detention facilities, as well as rental revenue generated from facilities we lease to third-party operators, and from our inmate transportation subsidiary. The following table reflects the components of revenue for the years ended December 31, 2015 and 2014 (in millions):

	For the Years Ended December 31,
	2015	2014	$ Change	% Change
Management revenue:
Federal	$912.1	$728.3	$183.8	25.2%
State	725.1	759.3	(34.2)	(4.5%)
Local	65.7	68.6	(2.9)	(4.2%)
Other	52.9	56.5	(3.6)	(6.4%)

Total management revenue	1,755.8	1,612.7	143.1	8.9%

Rental and other revenue	37.3	34.2	3.1	9.1%

Total revenue	$1,793.1	$1,646.9	$146.2	8.9%

The $143.1 million, or 8.9%, increase in revenue associated with the operation and management of correctional and detention facilities consisted of an increase in revenue of approximately $222.5 million resulting from an increase of 14.5% in average revenue per compensated man-day, partially offset by a decrease in revenue of approximately $79.4 million caused by a decrease in the average daily compensated population from 2014 to 2015. Most notably, the increase in average revenue per compensated man-day was a result of the activation of the South Texas Family Residential Center in the fourth quarter of 2014, as further described hereafter. Per diem increases at several of our other facilities also contributed to the increase in average revenue per compensated man-day from 2014 to 2015. Excluding the impact of revenue at the South Texas Family Residential Center, revenue per compensated man-day increased 2.5% from 2014 to 2015.

Average daily compensated population decreased 3,425, or 4.9%, from 2014 to 2015. The decline in average compensated population primarily resulted from the expiration of our contract with the Federal Bureau of Prisons, or BOP, at our Northeast Ohio Correctional Center effective May 31, 2015, and due to a decline in California inmates held in our out-of-state facilities, both as further described hereafter. A decline in federal populations at certain of our other facilities also contributed to the decrease in average compensated population from 2014 to 2015.

The decline in average compensated population also resulted from the expiration of our contract at the Idaho Correctional Center after the state of Idaho assumed management of the facility effective July 1, 2014. In addition, the decline in average compensated population resulted from the expiration of our managed-only contracts at the Bay Correctional Facility, Graceville Correctional Facility, and Moore Haven Correctional Facility, collectively referred to herein as the “Three Florida Facilities,” after the Florida Department of Management Services, or DMS, awarded the management of these contracts to another operator effective January 31, 2014. Combined, these four managed-only facilities generated facility net operating losses of $1.9 million during the time they were active in 2014. The decline in average compensated population was also a result of the expiration of our contract with the state of Vermont at our Lee Adjustment Center effective June 30, 2015, and the expiration of our managed-only contract with the state of Louisiana at the state-owned Winn Correctional Facility effective September 30, 2015, both as further described hereafter. The decline in average compensated population was partially offset by an increase in populations at our newly activated South Texas Family Residential Center and at our Red Rock Correctional Center, both as further described hereafter.

Business from our federal customers, including primarily the BOP, the United States Marshals Service, or USMS, and ICE, continues to be a significant component of our business. Our federal customers generated approximately 51% and 44% of our total revenue for the years ended December 31, 2015 and 2014, respectively, increasing $183.8 million, or 25.2%. The increase in federal revenues primarily resulted from the activation of the South Texas Family Residential Center in the fourth quarter of 2014, as further described hereafter, and per diem increases at several of our other facilities, partially offset by a decline in federal populations at several facilities, including the BOP population at our Northeast Ohio Correctional Center, as further described hereafter.

State revenues from facilities that we manage decreased 4.5% from 2014 to 2015. The decrease in state revenues was primarily a result of a decline in California inmates held in our out-of-state facilities, as further described hereafter. In addition, the decrease in state revenues was a result of the expiration of our contract with the state of Vermont at our Lee Adjustment Center effective June 30, 2015 and the expiration of our managed-only contract with the state of Louisiana at the state-owned Winn Correctional Facility effective September 30, 2015, both as further described hereafter. The decrease in state revenues was also a result of the expiration of our contracts at the Idaho Correctional Center effective July 1, 2014 and at the Three Florida Facilities effective January 31, 2014. The decrease in state revenues was partially offset by an increase in revenue at our Red Rock Correctional Center in Arizona and as a result of the acquisition of Avalon, both as further described hereafter.

Rental and other revenue increased from 2014 to 2015 as a result of a contract adjustment by one of our government partners previously disclosed in the fourth quarter of 2013. The contract adjustment resulted in an accrual of $13.0 million of revenue and an equal accrual of operating expenses during the fourth quarter of 2013, which were revised to $9.0 million during the first quarter of 2014, resulting in the reduction of both revenue and operating expenses by $4.0 million in the first quarter of 2014.

Operating Expenses

Operating expenses totaled $1,256.1 million and $1,156.1 million for the years ended December 31, 2015 and 2014, respectively. Operating expenses consist of those expenses incurred in the operation and management of correctional and detention facilities, as well as at facilities we lease to third-party operators, and for our inmate transportation subsidiary.

Expenses incurred in connection with the operation and management of correctional and detention facilities increased $91.9 million, or 8.1% during 2015 compared with 2014. Similar to our increase in revenues, operating expenses increased most notably as a result of the activation of our South Texas Family Residential Center in the fourth quarter of 2014, as further described hereafter. The additional inmate population at our Red Rock Correctional Center, the transition of operations from the San Diego Correctional Facility to the newly constructed Otay Mesa Detention Center during the fourth quarter of 2015, and the acquisition of Avalon, all as further described hereafter, also contributed to the increase in operating expenses. The increase in operating expenses was partially offset by a reduction in expenses resulting from the expiration of our BOP contract at our Northeast Ohio

Correctional Center effective May 31, 2015, and the expiration of our contract with the state of Vermont at our Lee Adjustment Center effective June 30, 2015, both as further described hereafter. In addition, the increase in operating expenses was partially offset by a reduction in expenses that resulted from idling our North Fork Correctional Facility in the fourth quarter of 2015, as previously described and by a reduction in expenses resulting from the expiration of our contracts at the managed-only Idaho Correctional Center effective July 1, 2014 and at the Three Florida Facilities effective January 31, 2014.

Fixed expenses per compensated man-day increased to $37.53 during the year ended December 31, 2015 from $33.06 during the year ended December 31, 2014. Fixed expenses per compensated man-day for the year ended December 31, 2015 include depreciation expense of $29.9 million and interest expense of $8.5 million in order to more properly reflect the cash flows associated with the lease at the South Texas Family Residential Center. In total, fixed expenses at the now fully constructed 2,400-bed South Texas Family Residential Center contributed to an increase of $2.73 per compensated man-day for the year ended December 31, 2015.

Fixed expenses per compensated man-day increased from 2014 to 2015 due to an increase in salaries and benefits per compensated man-day of $2.42. The increase in salaries and benefits per compensated man-day resulted primarily from a higher average wage rate at our South Texas Family Residential Center, which accounted for an increase of $1.11 per compensated man-day. The increase in salaries and benefits per compensated man-day was also due to necessary staffing required during the decline in California inmate populations, expenses associated with the termination of the contract at the Winn Correctional Center, inflationary increases, and higher employee benefits. Salaries and benefits represent the most significant component of our operating expenses, representing approximately 59% and 62% of our total operating expenses during 2015 and 2014, respectively.

Variable expenses per compensated man-day increased $3.36 during the year ended December 31, 2015 from the year ended December 31, 2014. The increase was primarily due to expenses associated with activating our South Texas Family Residential Center, and due to an increase in other variable expenses. Variable expenses at the South Texas Family Residential Center accounted for an increase of $2.47 per compensated man-day.

Operating expenses also increased from the year ended December 31, 2014 to the year ended December 31, 2015 as a result of the contract adjustment by one of our government partners which reduced both revenue and operating expenses by $4.0 million in the first quarter of 2014, as previously described. In addition, operating expenses in the first quarter of 2015 included a $3.0 million bad debt charge associated with a facility we no longer manage. Operating expenses also increased in 2015 as a result of preparing the newly constructed Trousdale Turner Correctional Center for the intake of inmate populations in the first quarter of 2016, as further described hereafter.

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

During December 2014, the BOP announced that it elected not to renew its contract with us at our owned and operated 2,016-bed Northeast Ohio Correctional Center with a net carrying value of $31.8 million as of December 31, 2015. The contract with the BOP at this facility expired on May 31, 2015. Facility net operating income decreased by $11.8 million from the year ended December 31, 2014 to the year ended December 31, 2015 as a result of this reduction in inmate population. We expect to continue to house USMS detainees at this facility pursuant to a separate contract that expires December 31, 2016 with one two-year renewal option remaining, while we continue to market the space that became available.

In April 2015, we provided notice to the state of Louisiana that we would cease management of the managed-only contract at the state-owned 1,538-bed Winn Correctional Center within 180 days, in accordance with the notice provisions of the contract. Management of the facility transitioned to another operator effective September 30, 2015. We generated facility net operating income at this facility of $0.9 million for the year ended December 31, 2014. We incurred a facility net operating loss at the Winn Correctional Center of $3.9 million during the time the facility was active in 2015. In anticipation of terminating the contract at this facility, we also recorded an asset impairment of $1.0 million during the first quarter of 2015 for the write-off of goodwill associated with the Winn facility.

During May 2015, the state of Vermont announced that it elected to not renew the contract that would have allowed for Vermont’s continued use of our owned and operated 816-bed Lee Adjustment Center. The contract expired on June 30, 2015. During the first six months of 2015, the offender population at the Lee Adjustment Center averaged 308 offenders, compared with 458 offenders during the same period in 2014. We generated facility net operating income at this facility of $0.8 million for the year ended December 31, 2014. We incurred a facility net operating loss of $1.2 million during the time the facility was active in 2015. We idled the facility upon transfer of the offender population in June 2015, but will continue to market the facility to other customers. The net carrying value of the Lee Adjustment Center was $10.8 million as of December 31, 2015.

Our contract with the New Mexico Department of Corrections, or NMDOC at the New Mexico Women’s Correctional Facility is currently scheduled to expire in June 2016. In November 2015, the NMDOC issued a Request For Proposal, or RFP, for up to 800 beds to house minimum, medium, and maximum security male inmates and to provide a male sex offender treatment program. We submitted a proposal to convert our New Mexico Women’s Correctional Facility into a facility that would meet the requirements of the RFP, in the event the NMDOC prefers to utilize the facility for male sex offenders instead of a female population. In February 2016, the NMDOC cancelled the RFP and we expect a new RFP to be issued prior to the expiration of the existing contract. We can provide no assurance that we will either renew the existing contract to house female inmate populations or enter into a new contract to house male inmate populations. The net carrying value of the New Mexico Women’s Correctional Facility was $18.6 million as of December 31, 2015.

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

	For the Years Ended December 31,
	2015	2014

Owned and Managed Facilities:
Revenue per compensated man-day	$81.32	$70.55
Operating expenses per compensated man-day:
Fixed expense	40.55	35.25
Variable expense	16.16	12.09

Total	56.71	47.34

Operating income per compensated man-day	$24.61	$23.21

Operating margin	30.3%	32.9%

Average compensated occupancy	79.9%	81.0%

Average available beds	65,073	66,179

Average compensated population	52,007	53,592

Managed Only Facilities:
Revenue per compensated man-day	$41.18	$39.98
Operating expenses per compensated man-day:
Fixed expense	26.38	25.68
Variable expense	10.53	9.95

Total	36.91	35.63

Operating income per compensated man-day	$4.27	$4.35

Operating margin	10.4%	10.9%

Average compensated occupancy	93.7%	95.1%

Average available beds	15,048	16,763

Average compensated population	14,104	15,944

Owned and Managed Facilities

Facility net operating income, or the operating income or loss from operations before interest, taxes, asset impairments, depreciation and amortization, at our owned and managed facilities increased by $54.6 million, from $451.1 million in 2014 to $505.7 million in 2015, an increase of 12.1%. Facility net operating income at our owned and managed facilities for the year ended December 31, 2015 was favorably impacted by the activation of the South Texas Family Residential Center, as further described hereafter. The aforementioned $38.4 million aggregate depreciation and interest expense associated with the lease at the South Texas Family Residential Center in the year ended December 31, 2015 is not included in the facility net operating income amounts reported above, but is included in the per compensated man-day statistics.

In September 2014, we announced that we agreed under an expansion of an existing inter-governmental service agreement, or IGSA, between the city of Eloy, Arizona, and ICE to house up to 2,400 individuals at the South Texas Family Residential Center, a facility we lease in Dilley, Texas. The expanded agreement gives ICE additional capacity to accommodate the influx of Central American female adults with children arriving illegally on the Southwest border while they await the outcome of immigration hearings. As part of the agreement, we are responsible for providing space and residential services in an open and safe environment which offers residents indoor and outdoor recreational activities, counseling, group interaction, and access to religious and legal services. In addition, we provide educational programs through a third party and food services through the lessor. ICE Health Service Corps, a division of ICE, is responsible for medical services provided to residents. The services provided under the amended IGSA commenced in the fourth quarter of 2014, have a term of up to four years, and can be extended by bi-lateral modifications. However, ICE can also terminate the agreement for convenience, without penalty, by providing us with at least a 90-day notice. In addition, terms allow for ICE to terminate the agreement with us at any time, without penalty, due to a non-appropriation of funds.

We lease the South Texas Family Residential Center and the site upon which it was constructed from a third-party lessor. Our lease agreement with the lessor is over a period co-terminus with the aforementioned amended IGSA with ICE. ICE began housing the first residents at the facility in the fourth quarter of 2014, and the site was completed during the second quarter of 2015. The agreement provides for a fixed monthly payment in accordance with a graduated schedule. In accordance with the multiple-element arrangement guidance, a portion of the fixed monthly payments is recognized as lease and service revenue. During the years ended December 31, 2015 and 2014, we recognized $244.7 million and $21.0 million, respectively, in total revenue associated with the facility. The expanded agreement with ICE had a favorable impact on the revenue and net operating income of our owned and managed facilities during the year ended December 31, 2015 and is expected to continue to have a favorable impact on our financial results at an operating margin percentage comparable to those of our average owned and managed operating margins.

In June 2015, ICE announced a policy change with regards to family detention that has shortened the duration of ICE detention for those who are awaiting further process before immigration courts. In addition, numerous lawsuits, to which we are not a party, have challenged the government’s policy of detaining migrant families. In one such lawsuit in the United States District Court for the Central District of California regarding a settlement agreement between ICE and a plaintiffs’ class consisting of detained minors, the court issued an order on August 21, 2015, enforcing the settlement agreement and requiring compliance by October 23, 2015. The court’s order clarifies that the government has the flexibility to hold class members for longer periods of time during influxes of large numbers of undocumented migrant families via the southern U.S. border. After announcing its intention to comply fully with the court’s order, the federal government appealed and was granted an expedited briefing schedule by the Ninth Circuit Court of Appeals. Any court decision or government action that impacts this contract could materially affect our cash flows, financial condition, and results of operations.

In September 2012, we announced that we were awarded a new management contract from the Arizona Department of Corrections, or ADOC, to house up to 1,000 medium-security inmates at our 1,596-bed Red Rock Correctional Center in Arizona. The management contract, which commenced in January 2014, contains an initial term of ten years, with two five-year renewal options upon mutual agreement and provides an occupancy guarantee of 90% of the contracted beds, was implemented in two phases. The government partner included the occupancy guarantee in its RFP in order to guarantee its access to the beds. We received approximately 500 inmates from Arizona during the first quarter of 2014 and received approximately 500 additional inmates during the first quarter of 2015. In addition, in July 2015, we entered into a temporary agreement with the state of Arizona to house approximately 560 inmates for a period not to exceed 180 days. The temporary agreement ended in December 2015. Revenue increased by $17.7 million from the year ended December 31, 2014 to the year ended December 31, 2015 as a result of these increases in inmate populations.

In addition, in December 2015, we announced that we were awarded a new management contract from the ADOC to house up to an additional 1,000 medium-security inmates at our Red Rock facility. The new management contract contains an initial term of ten years, with two five-year renewal options upon mutual agreement and provides for an occupancy guarantee of 90% of the contracted beds once the 90% occupancy rate is achieved. The government partner included the occupancy guarantee in its RFP in order to guarantee its access to the beds. In connection with the new award, we are expanding our Red Rock facility to a design capacity of 2,024 beds and adding additional space for inmate re-entry programming. While a definitive ramp schedule has not yet been determined, we expect to begin receiving inmates from Arizona under the new contract beginning late in the third quarter or early fourth quarter of 2016, at which time the new contract will commence. The new contract is expected to generate approximately $22.0 million to $25.0 million of annual revenue.

In May 2011, in response to a lawsuit brought by inmates against the state of California, the U.S. Supreme Court upheld a lower court ruling issued by a three judge panel requiring California to reduce its inmate population to 137.5% of its capacity. In an effort to meet the Federal court ruling, the state of California enacted legislation that shifted the responsibilities for housing certain lower level inmates from state government to local jurisdictions. This realignment plan commenced on October 1, 2011 and, along with other actions to reduce inmate populations, has resulted in a reduction in state inmate populations of approximately 31,000 as of December 31, 2015. As of December 31, 2015, the adult inmate population held in state of California institutions met the Federal court order at approximately 136.5% of capacity, or approximately 113,000 inmates, which did not include the California inmates held in our out-of-state facilities.

During the first quarter of 2015, the adult inmate population held in state of California institutions met the Federal court order to reduce inmate populations below 137.5% of its capacity. Inmate populations in the state have continued to decline below the court ordered capacity limit which has resulted in declining inmate populations in the out-of–state program. During the years ended December 31, 2015 and 2014, we housed an average daily population of approximately 7,300 and 8,800 inmates, respectively, from the state of California as a partial solution to the State’s overcrowding. This decline in population resulted in a decrease in revenue of $33.9 million from the year ended December 31, 2014 to the year ended December 31, 2015. As of February 18, 2016, we housed approximately 5,100 inmates from the state of California.

On October 13, 2015, we announced that we renewed our contract with the California Department of Corrections and Rehabilitation, or CDCR, through June 30, 2019. The contract renewal provides for up to 6,562 beds to be made available to CDCR during the renewal term at any of our facilities. The contract includes renewal options to extend beyond the three-year term upon mutual agreement by both parties. The remaining terms and conditions of the new contract are substantially unchanged from the previous contract, which was scheduled to expire June 30, 2016. Approximately 11% and 14% of our total revenue for the years December 31, 2015 and 2014, respectively, was generated from the CDCR, including revenue generated at our California City facility under a lease agreement that commenced December 1, 2013. An elimination of the use of our out-of-state solutions by the state of California would have a significant adverse impact on our financial position, results of operations, and cash flows.

During the third quarter of 2013, we began hiring staff at the Diamondback Correctional Facility in order to reactivate the facility for future operations. Our decision to activate the facility was made as a result of potential need for additional beds by certain state customers. In January 2014, the state of Oklahoma issued an RFP for bed capacity in the state of Oklahoma and anticipated that an award announcement would be made in the second quarter of 2014. When it became evident the contract would not be awarded and commence in the near-term, we made the decision to re-idle the facility. The de-activation was completed near the end of the second quarter of 2014. In the preceding table, the calculations of expenses per man-day for the year ended December 31, 2014 exclude expenses incurred during the first six months of 2014 for the Diamondback facility because of the distorted impact they have on the statistics.

During the fourth quarter of 2015, we closed on the acquisition of 100% of the stock of Avalon, along with two additional facilities operated by Avalon. Avalon, a privately held community corrections company that operates 11 community corrections facilities with approximately 3,000 beds in Oklahoma, Texas, and Wyoming, specializes in community correctional services, drug and alcohol treatment services, and residential re-entry services. Avalon provides these services for various federal, state, and local agencies, many with which we currently partner. We acquired Avalon as a strategic investment that continues to expand the re-entry assets owned and services we provide. We currently expect the annualized revenues to be generated by these 11 facilities to range from approximately $35.0 million to $40.0 million.

Managed-Only Facilities

Total revenue at our managed-only facilities decreased $20.7 million from $232.7 million in 2014 to $212.0 million in 2015. The decrease in revenues at our managed-only facilities was largely the result of the expiration of our contracts at the Winn Correctional Center effective September 30, 2015, the Idaho Correctional Center effective July 1, 2014, and at the Three Florida Facilities effective January 31, 2014. Revenue per compensated man-day increased to $41.18 in 2015 from $39.98 in 2014, or 3.0%. Operating expenses per compensated man-day increased to $36.91 in 2015 from $35.63 in 2014. Facility net operating income at our managed-only facilities decreased $3.3 million from $25.3 million during the year ended December 31, 2014 to $22.0 million during the year ended December 31, 2015. During 2015 and 2014, managed-only facilities generated 4.2% and 5.3%, respectively, of our total facility net operating income.

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

We expect the managed-only business to remain competitive and we will only pursue opportunities for managed-only business where we are sufficiently compensated for the risk associated with this competitive business. Further, we may terminate existing contracts from time to time when we are unable to achieve per diem increases that offset increasing expenses and enable us to maintain safe, effective operations. In April 2015, we provided notice to the state of Louisiana that we would cease management of the contract at the 1,538-bed Winn Correctional Center within 180 days, in accordance with the notice provisions of the contract. Management of the facility transitioned to another operator effective September 30, 2015. We generated facility net operating income at this facility of $0.9 million for the year ended December 31, 2014. We incurred a facility net operating loss at the Winn Correctional Center of $3.9 million during the time the facility was active in 2015. In anticipation of terminating the contract at this facility, we also recorded an asset impairment of $1.0 million during the first quarter of 2015 for the write-off of goodwill associated with the Winn facility.

General and administrative expense

For the years ended December 31, 2015 and 2014, general and administrative expenses totaled $103.9 million and $106.4 million, respectively. General and administrative expenses consist primarily of corporate management salaries and benefits, professional fees and other administrative expenses. The decrease in general and administrative expenses was primarily a result of decreased incentive compensation and professional fees, partially offset by $3.6 million of expenses incurred during 2015 associated with mergers and acquisitions, including primarily expenses for the acquisition of Avalon, which closed in the fourth quarter of 2015. As we pursue additional mergers and acquisitions, we could incur significant general and administrative expenses in the future associated with our due diligence efforts, whether or not such transactions are completed. These expenses could create volatility in our earnings.

Depreciation and Amortization

For the years ended December 31, 2015 and 2014, depreciation and amortization expense totaled $151.5 million and $113.9 million, respectively. Our depreciation and amortization expense increased as a result of completion of construction of the 2,400-bed South Texas Family Residential Center in the second quarter of 2015. Prior to the second quarter of 2015, residents had been housed in pre-existing housing units on the property. Our lease agreement with the third-party lessor resulted in CCA being deemed the owner of the newly constructed assets for accounting purposes, in accordance with ASC 840-40-55, formerly Emerging Issues Task Force No. 97-10, “The Effect of Lessee Involvement in Asset Construction”. Accordingly, our balance sheet reflects the costs attributable to the building assets constructed by the third-party lessor, which, beginning in the second quarter of 2015, began being depreciated over the remainder of the four-year term of the lease. Depreciation expense for the constructed assets at this facility included $29.9 million during the year ended December 31, 2015, and is expected to approximate $43.0 million during the year ended December 31, 2016. Depreciation expense is also expected to increase in 2016 due to the completion of the Otay Mesa Detention Center and the Trousdale Turner Correctional Center construction projects, as described hereafter.

Interest expense, net

Interest expense was reported net of interest income and capitalized interest for the years ended December 31, 2015 and 2014. Gross interest expense, net of capitalized interest, was $51.8 million and $43.1 million for 2015 and 2014, respectively. Gross interest expense is based on outstanding borrowings under our $900.0 million revolving credit facility, or revolving credit facility, our outstanding Term Loan, as defined hereafter, and our outstanding senior notes, as well as the amortization of loan costs and unused facility fees. We also incur interest expense associated with the lease of the South Texas Family Residential Center, in accordance with ASC 840-40-55. Our interest expense increased in 2015 as a result of completion of construction of the 2,400-bed South Texas Family Residential Center in the second quarter of 2015. Interest expense associated with the lease of this facility was $8.5 million during the year ended December 31, 2015, and is expected to approximate $10.5 million in 2016.

We have benefited from relatively low interest rates on our revolving credit facility, which is largely based on the London Interbank Offered Rate, or LIBOR. It is possible that LIBOR could increase in the future. The interest rate on our revolving credit facility was at LIBOR plus a margin of 1.75% during 2014 and the first six months of 2015. Based on our leverage ratio, following an amendment to our revolving credit facility executed in July 2015, loans under our revolving credit facility bore interest at the base rate plus a margin of 0.25% or at LIBOR plus a margin of 1.25%, and a commitment fee equal to 0.30% of the unfunded balance. Based on our current leverage ratio, loans under our revolving credit facility currently bear interest at the base rate plus a margin of 0.50% or at LIBOR plus a margin of 1.50%, and a commitment fee equal to 0.35% of the unfunded balance.

In October 2015, we obtained $100.0 million under an Incremental Term Loan, or Term Loan, under the “accordion” feature of our revolving credit facility. Interest rates under the Term Loan are the same as the interest rates under our revolving credit facility, except that the interest rate on the Term Loan is at a base rate plus a margin of 0.50% or at LIBOR plus a margin of 1.75% during the first two fiscal quarters following closing of the Term Loan. We used net proceeds from the Term Loan to pay down a portion of our revolving credit facility. The Term Loan has a maturity of July 2020, with scheduled principal payments in years 2016 through 2020.

On September 25, 2015, we completed the offering of $250.0 million aggregate principal amount of 5.0% senior notes due October 15, 2022. We used net proceeds from the offering to pay down a portion of our revolving credit facility which had a variable weighted average interest rate of 1.9% at December 31, 2015. While our interest expense increased during 2015 and is expected to increase in 2016 as a result of the refinancing transactions, we reduced our exposure to variable rate debt, extended our weighted average maturity, and increased the availability under our revolving credit facility.

Gross interest income was $2.1 million and $3.6 million for the years ended December 31, 2015 and 2014, respectively. Gross interest income is earned on a direct financing lease, notes receivable, investments, and cash and cash equivalents. Interest income generated on investments we hold in a rabbi trust were higher during the year ended December 31, 2014 compared to the same period in 2015. Capitalized interest was $5.5 million and $2.5 million during the years ended December 31, 2015 and 2014, respectively. Capitalized interest was associated with various construction and expansion projects as further described under “Liquidity and Capital Resources” hereafter.

Income tax expense

During the years ended December 31, 2015 and 2014, our financial statements reflected an income tax expense of $8.4 million and $6.9 million, respectively. Our effective tax rate was 3.6% and 3.4% during the years ended December 31, 2015 and 2014, respectively. As a REIT, we are entitled to a deduction for dividends paid, resulting in a substantial reduction in the amount of federal income tax expense we recognize. Substantially all of our income tax expense is incurred based on the earnings generated by our TRSs. Our overall effective tax rate is estimated based on the current projection of taxable income primarily generated in our TRSs. Our consolidated effective tax rate could fluctuate in the future based on changes in estimates of taxable income, the relative amounts of taxable income generated by the TRSs and the REIT, the implementation of additional tax planning strategies, changes in federal or state tax rates or laws affecting tax credits available to us, changes in other tax laws, changes in estimates related to uncertain tax positions, or changes in state apportionment factors, as well as changes in the valuation allowance applied to our deferred tax assets that are based primarily on the amount of state net operating losses and tax credits that could expire unused.

Year Ended December 31, 2014 Compared to the Year Ended December 31, 2013

During the year ended December 31, 2014, we generated net income of $195.0 million, or $1.66 per diluted share, compared with net income of $300.8 million, or $2.70 per diluted share, for the previous year. Net income was negatively impacted during 2014 by $30.0 million of asset impairments, net of taxes, or $0.26 per diluted share, at the Houston Educational Facility, Queensgate Correctional Facility, and Mineral Wells Pre-Parole Transfer Facility. When compared to 2013, per share results during 2014 were also negatively impacted by the issuance of 13.9 million shares of common stock in connection with the payment of a special dividend on May 20, 2013.

Net income was favorably impacted during 2013 by the income tax benefit of $137.7 million recorded during the first quarter of 2013, or $1.24 per diluted share, due to the revaluation of certain deferred tax assets and liabilities and other income taxes associated with the REIT conversion effective January 1, 2013. In addition, results for 2013 were favorably impacted by a tax benefit of $4.9 million, or $0.04 per share, due to certain tax strategies implemented during the second quarter of 2013 that resulted in a further reduction in income taxes. These income tax benefits during 2013 were offset by our decision to provide bonuses totaling $5.0 million, or $0.04 per share, to non-management staff in lieu of merit increases in 2013. Net income for 2013 was negatively impacted due to several non-routine items including $43.5 million, net of taxes, or $0.39 per diluted share for expenses associated with debt refinancing transactions, the REIT conversion, and with the acquisition of Correctional Alternatives, Inc., or CAI, in the third quarter of 2013. Net income was also negatively impacted during 2013 by asset impairments associated with contract terminations of $6.7 million, net of taxes, or $0.06 per diluted share.

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

Average daily compensated population decreased 6,162, or 8.1%, from 2013 to 2014. The decline in average compensated population primarily resulted from the expiration of our contracts at the Three Florida Facilities after the Florida DMS awarded the management of these contracts to another operator effective January 31, 2014. The decline in average compensated population also resulted from the expiration of our contract at the Idaho Correctional Center after the state of Idaho assumed management of the facility effective July 1, 2014, and from our decision to terminate a contract at the North Georgia Detention Center effective in the first quarter of 2014. Combined, these five facilities contributed to a decrease in revenue of $76.9 million and generated facility net operating losses of $2.4 million during the time they were active in 2014, and net operating income of $0.6 million during the year ended December 31, 2013.

Our federal customers generated approximately 44% of our total revenue for both of the years ended December 31, 2014 and 2013, but decreased $11.7 million from 2013 to 2014. The reduction in federal revenues primarily resulted from the transition of our California City facility, which housed USMS and ICE offenders during the majority of 2013, to a lease with the state of California, as further described under “Other Facility Related Activity” hereafter. Partially offsetting the reduction in federal revenues was an increase in revenues that resulted from our acquisition of CAI in the third quarter of 2013 and the activation of the South Texas Family Residential Center in the fourth quarter of 2014. During 2014, we recognized $21.0 million in revenue associated with the South Texas Family Residential Center.

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

Expenses incurred in connection with the operation and management of correctional and detention facilities decreased $67.3 million, or 5.6%, during 2014 compared with 2013. Similar to our reduction in revenues, operating expenses decreased most notably as a result of the expiration of our contracts at the Idaho Correctional Center effective July 1, 2014 and at the Three Florida Facilities effective January 31, 2014, and due to the idling of our Mineral Wells and Marion Adjustment Center facilities in the third quarter of 2013. The reduction in operating expenses was also a result of the aforementioned contract adjustment by one of our federal partners, also as previously disclosed in the fourth quarter of 2013. These reductions in operating expenses were partially offset by an increase in expenses related to the activation of our South Texas Family Residential Center in the fourth quarter of 2014.

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

Owned and Managed Facilities

Facility net operating income at our owned and managed facilities increased by $6.4 million, from $444.7 million in 2013 to $451.1 million in 2014. Facility net operating income at our owned and managed facilities during 2014 was favorably impacted by the activation of the South Texas Family Residential Center in the fourth quarter of 2014 and the CAI acquisition in the third quarter of 2013.

In July 2013, we extended our agreement with CDCR, to continue to house inmates at the four facilities we operate for them in Arizona, Oklahoma, and Mississippi. The extension also allowed CDCR to transition California inmates previously housed at our Red Rock Correctional Center to our other facilities. Accordingly, all of the California inmates were relocated from our Red Rock Correctional Center in the fourth quarter of 2013 in order to prepare for the receipt of inmates under our new contract with the state of Arizona, which commenced January 1, 2014, as further described hereafter. While the transition resulted in the loss of some of the inmates housed at the Red Rock facility, the transition plan included retention and transfer of certain inmates to our other facilities. The calculations of revenue and expenses per compensated man-day in the preceding table exclude revenues (and compensated man-days) earned and expenses incurred during the fourth quarter of 2013 for the Red Rock facility because of the distorted impact they have on the statistics due to the transition to a new contract.

During the second quarter of 2013, we announced that the Texas Department of Criminal Justice, or TDCJ, elected not to renew its contract for our owned and managed 2,103-bed Mineral Wells Pre-Parole Transfer Facility due to a legislative budget reduction. As a result, upon expiration of the contract in August 2013, we ceased operations and idled the Mineral Wells facility. Further, the Kentucky Department of Corrections, or KDOC, provided us notice during the second quarter of 2013 that it was not going to award a contract under the RFP that would have allowed for the KDOC’s continued use of our owned and managed 826-bed Marion Adjustment Center. We also idled the Marion Adjustment Center following the transfer of the populations during September 2013. These two facilities generated a combined net operating loss, excluding depreciation and amortization, of $1.6 million for the year ended December 31, 2014, compared with a combined net operating loss of $1.1 million for the year ended December 31, 2013. In addition, we recorded a non-cash asset impairment of $17.2 million for the Mineral Wells facility in the fourth quarter of 2014.

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

Interest expense, net

Interest expense was reported net of interest income and capitalized interest for the years ended December 31, 2014 and 2013. Gross interest expense, net of capitalized interest, was $43.1 million and $47.1 million for 2014 and 2013, respectively. Gross interest expense during these periods was based on outstanding borrowings under our revolving credit facility, our outstanding senior notes, as well as the amortization of loan costs and unused facility fees. We benefited from relatively low interest rates on our revolving credit facility, which is largely based on the LIBOR. The interest rate on our revolving credit facility, which was amended and extended in March 2013, was at LIBOR plus a margin of 1.50% throughout 2013. The rate increased to LIBOR plus a margin of 1.75% during the first quarter of 2014 pursuant to the terms of our revolving credit facility based on an increase in our leverage ratio. Our interest expense was lower in 2014 compared to 2013 as we completed several refinancing transactions in the second quarter of 2013 which reduced our weighted average interest rate contributing to the reduction in interest expense.

Gross interest income was $3.6 million and $2.0 million, respectively, for the years ended December 31, 2014 and 2013. Gross interest income is earned on a direct financing lease, notes receivable, investments, and cash and cash equivalents. Interest income generated on investments we hold in a rabbi trust were higher during the year ended December 31, 2014 compared to the same period in 2013. Capitalized interest was $2.5 million and $0.8 million during 2014 and 2013, respectively, and was associated with various construction and expansion projects.

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

LIQUIDITY AND CAPITAL RESOURCES

Our principal capital requirements are for working capital, stockholder distributions, capital expenditures, and debt service payments. Capital requirements may also include cash expenditures associated with our outstanding commitments and contingencies, as further discussed in the notes to our financial statements. Additionally, we may incur capital expenditures to expand the design capacity of certain of our facilities (in order to retain management contracts) and to increase our inmate bed capacity for anticipated demand from current and future customers. We may acquire additional correctional and re-entry facilities as well as other real estate assets used to provide mission critical governmental services primarily in the criminal justice sector, that we believe have favorable investment returns and increase value to our stockholders. We will also consider opportunities for growth, including, but not limited to, potential acquisitions of businesses within our line of business and those that provide complementary services, provided we believe such opportunities will broaden our market share and/or increase the services we can provide to our customers.

To qualify and be taxed as a REIT, we generally are required to distribute annually to our stockholders at least 90% of our REIT taxable income (determined without regard to the dividends paid deduction and excluding net capital gains). Our REIT taxable income will not typically include income earned by our TRSs except to the extent our TRSs pay dividends to the REIT. Our Board of Directors declared a quarterly dividend of $0.54 for each quarter of 2015 totaling $254.8 million. The amount, timing and frequency of future distributions will be at the sole discretion of our Board of Directors and will be declared based upon various factors, many of which are beyond our control, including our financial condition and operating cash flows, the amount required to maintain qualification and taxation as a REIT and reduce any income and excise taxes that we otherwise would be required to pay, limitations on distributions in our existing and future debt instruments, our ability to utilize net operating losses, or NOLs, to offset, in whole or in part, our REIT distribution requirements, limitations on our ability to fund distributions using cash generated through our TRSs and other factors that our Board of Directors may deem relevant.

As of December 31, 2015, our liquidity was provided by cash on hand of $65.3 million, and $446.5 million available under our revolving credit facility. During the year ended December 31, 2015 and 2014, we generated $399.8 million and $423.6 million, respectively, in cash through operating activities, and as of December 31, 2015, we had net working capital of $17.5 million. We currently expect to be able to meet our cash expenditure requirements for the next year utilizing these resources. We have no debt maturities until April 2020.

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

Debt and refinancing transactions

On September 25, 2015, we completed the offering of $250.0 million aggregate principal amount of 5.0% senior notes due October 15, 2022. We used net proceeds from the offering to pay down a portion of our revolving credit facility. As of December 31, 2015, we had $350.0 million principal amount of unsecured notes outstanding with a fixed stated interest rate of 4.625%, $325.0 million principal amount of unsecured notes outstanding with a fixed stated interest rate of 4.125%, and $250.0 million principal amount of unsecured notes outstanding with a fixed stated interest rate of 5.0%. In addition, we had $100.0 million outstanding under our Term Loan with a variable interest rate of 2.0%, and $439.0 million outstanding under our revolving credit facility with a variable weighted average interest rate of 1.9%. As of December 31, 2015, our total weighted average effective interest rate was 3.9%, while our total weighted average maturity was 5.6 years.

In October 2015, we obtained the Term Loan under the “accordion” feature of our revolving credit facility. Interest rates under the Term Loan are the same as the interest rates under our revolving credit facility, except that the interest rate on the Term Loan is at a base rate plus a margin of 0.50% or at LIBOR plus a margin of 1.75% during the first two fiscal quarters following closing of the Term Loan. We used net proceeds from the Term Loan to pay down a portion of our revolving credit facility. The Term Loan has a maturity of July 2020, with scheduled principal payments in years 2016 through 2020. We also have the flexibility to issue additional debt or equity securities from time to time when we determine that market conditions and the opportunity to utilize the proceeds from the issuance of such securities are favorable.

We capitalized a total of $6.1 million of costs associated with debt refinancing transactions including the amendment to our revolving credit facility in July 2015, the issuance of the new senior notes in September 2015, and the Term Loan obtained in October 2015. We incurred $0.7 million of expenses during the year ended December 31, 2015 associated with the amendment to our revolving credit facility in July 2015, recognized as expenses associated with debt refinancing transactions in the Consolidated Statement of Operations.

On June 11, 2015, Moody’s raised our senior unsecured debt rating to “Baa3” from “Ba1” and revised the rating outlook to stable from positive. On March 21, 2013, Standard & Poor’s Ratings Services raised our corporate credit rating to “BB+” from “BB” and also assigned a “BB+” rating to our unsecured notes. Additionally, on April 5, 2013, Standard & Poor’s Ratings Services assigned a rating of “BBB” to our revolving credit facility. On February 7, 2012, Fitch Ratings assigned a rating of “BBB-” to our revolving credit facility and “BB+” ratings to our unsecured debt and corporate credit. On January 31, 2013, Fitch Ratings affirmed these ratings in connection with our intention to convert to a REIT and reaffirmed them on January 26, 2015.

Acquisitions

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

During the fourth quarter of 2015, we closed on the acquisition of 100% of the stock of Avalon, along with two additional facilities operated by Avalon. Avalon, a privately held community corrections company that operates 11 community corrections facilities with approximately 3,000 beds in Oklahoma, Texas, and Wyoming, specializes in community correctional services, drug and alcohol treatment services, and residential re-entry services. Avalon provides these services for various federal, state, and local agencies, many with which we currently partner. We acquired Avalon as a strategic investment that continues to expand the re-entry assets owned and services we provide. The aggregate purchase price of $157.5 million, excluding transaction related expenses of $3.0 million through December 31, 2015, includes two earn-outs, including one for $2.0 million based on the achievement of certain utilization milestones over 12 months following the acquisition, and another for $5.5 million based on the completion of and transition to a newly constructed facility that will deliver the contracted services provided at the Dallas Transitional Center. We currently expect both earn-outs to be achieved. The acquisition was funded utilizing cash from our revolving credit facility.

Facility development and capital expenditures

In order to retain federal inmate populations we managed in the 1,154-bed San Diego Correctional Facility, we constructed the 1,482-bed Otay Mesa Detention Center at a site in San Diego. The San Diego Correctional Facility was subject to a ground lease with the County of San Diego. Under the provisions of the lease, the facility was divided into three different properties whereby, pursuant to an amendment to the ground lease executed in January 2010, ownership of the entire facility reverted to the County upon expiration of the lease on December 31, 2015. We completed construction of the Otay Mesa Detention Center for approximately $157.0 million and transitioned operations during the fourth quarter of 2015 from the San Diego Correctional Facility to the new facility. We transferred operations of the San Diego Correctional Facility to the County of San Diego by the lease expiration date of December 31, 2015.

In November 2013, we announced our decision to re-commence construction of a correctional facility in Trousdale County, Tennessee. We suspended construction of this facility in 2009 until we had greater clarity around the timing of a new contract. In October 2013, Trousdale County received notice from the Tennessee Department of Corrections of its intent to partner with the County to develop a new correctional facility to house state of Tennessee inmates. In April 2014, we entered into an agreement with Trousdale County whereby we agreed to finance, design, build and operate a 2,552-bed facility to meet the responsibilities of a separate IGSA between Trousdale County and the state of Tennessee regarding correctional services. In July 2014, we received notice that Trousdale County and the state of Tennessee finalized the IGSA. In order to guarantee access to the beds, the IGSA with the state of Tennessee includes a minimum monthly payment plus a per diem payment for each inmate housed in the facility in excess of 90% of the design capacity, provided that during a twenty-six week ramp period the minimum payment is based on the greater of the number of inmates actually at the facility or 90% of the beds available pursuant to the ramp schedule. We invested approximately $144.0 million in the Trousdale Turner Correctional Center. The construction included capital investment funding to achieve Leadership in Energy and Environmental Design (“LEED”) certification and upgrade fixtures that reduce both water and energy consumption during the life of the facility. These investments support our belief in corporate responsibility to both the global environment and the local community in which facilities are located. Construction was completed in the fourth quarter of 2015 and the intake of inmate populations began in the first quarter of 2016.

In December 2015, we announced we were awarded a new contract from the ADOC to house up to an additional 1,000 medium-security inmates at our 1,596-bed Red Rock Correctional Center in Arizona. In connection with the new contract, we our expanding our Red Rock facility to a design capacity of 2,024 beds and adding additional space for inmate re-entry programming. Total cost of the expansion is estimated at approximately $35.0 million to $38.0 million, including $5.5 million invested through December 31, 2015. While a definitive ramp schedule has not yet been determined, we expect to complete construction and begin receiving inmates from Arizona under the new contract beginning late in the third quarter or early fourth quarter of 2016, at which time the new contract will commence.

The demand for capacity in the short-term has been affected by the budget challenges many of our government partners currently face. At the same time, these challenges impede our customers’ ability to construct new prison beds of their own or update older facilities, which we believe could result in further need for private sector capacity solutions in the long-term. We intend to continue to pursue build-to-suit opportunities like our 2,552-bed Trousdale Turner Correctional Center recently constructed in Trousdale County, Tennessee, and alternative solutions like the 2,400-bed South Texas Family Residential Center whereby we identified a site and lessor to provide residential housing and administrative buildings for ICE. We also expect to continue to pursue investment opportunities like the acquisition of the residential re-entry facilities in Pennsylvania and other real estate assets used to provide mission critical governmental services primarily in the criminal justice sector, as well as business combination transactions like the acquisition of Avalon. In the long-term, however, we would like to see meaningful utilization of our available capacity and better visibility from our customers before we add any additional prison capacity on a speculative basis.

Operating Activities

Our net cash provided by operating activities for the year ended December 31, 2015 was $399.8 million compared with $423.6 million in 2014 and $369.5 million in 2013. Cash provided by operating activities represents our net income plus depreciation and amortization, changes in various components of working capital, and various non-cash charges, including primarily deferred income taxes. The decrease in cash provided by operating activities during 2015 was primarily due to negative fluctuations in working capital balances when compared to the same period in the prior year, including the decrease in deferred revenues associated with the South Texas Family Residential Center and routine timing differences in the payment of accounts payables, accrued salaries and wages, and other liabilities, partially offset by an increase in operating income.

The increase in cash provided by operating activities during 2014 from 2013 was primarily due to the receipt of a $70.0 million payment from our customer in the fourth quarter of 2014 related to the South Texas Family Residential Center. The amount, along with portions of other monthly payments under the contract, is included in deferred revenue in the consolidated balance sheet as of December 31, 2014. Slightly offsetting the effect of the $70.0 million payment were negative fluctuations in working capital balances during 2014 when compared to the same period in 2013, including routine timing differences in the collection of accounts receivables and in the payment of accounts payables, accrued salaries and wages, and other liabilities.

Investing Activities

Our cash flow used in investing activities was $409.3 million for the year ended December 31, 2015 and was primarily attributable to capital expenditures of $224.3 million, including expenditures for facility development and expansions of $164.9 million primarily related to the aforementioned facility development projects, and $59.4 million for facility maintenance and information technology capital expenditures. In addition, cash flow used in investing activities during the year ended December 31, 2015 included $34.5 million of capitalized lease payments related to the South Texas Family Residential Center, reported in accordance with ASC 840-40-55, formerly Emerging Issues Task Force No. 97-10, “The Effect of Lessee Involvement in Asset Construction.” Our cash flow used in investing activities during the year ended December 31, 2015 also included $158.4 million related to the aforementioned acquisitions of four community corrections facilities in the third quarter of 2015 and Avalon in the fourth quarter of 2015.

Our cash flow used in investing activities was $196.9 million for the year ended December 31, 2014 and was primarily attributable to capital expenditures during the year of $135.1 million, including expenditures for facility development and expansions of $85.8 million primarily related to the facility development projects previously discussed herein, and $49.3 million for facility maintenance and information technology capital expenditures. In addition, cash flow used in investing activities included $70.8 million of capitalized lease payments related to the South Texas Family Residential Center, reported in accordance with ASC 840-40-55. Cash flow used in investing activities for the year ended December 31, 2014 was partially offset by proceeds from the sale of assets and net decreases in restricted cash and other assets.

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

Financing Activities

Cash flow provided by financing activities was $0.4 million for the year ended December 31, 2015. Cash flow used in financing activities included dividend payments of $250.7 million and $9.5 million for the purchase and retirement of common stock that was issued in connection with equity-based compensation. Cash flow used in financing activities for the year ended December 31, 2015 also included $5.7 million for the payment of debt issuance and other refinancing costs associated with the aforementioned refinancing transactions. In addition, cash flow used in financing activities included $6.5 million of cash payments associated with the financing components of the lease related to the South Texas Family Residential Center. These payments were offset by $264.0 million of net proceeds from issuance of debt and principal repayments under our revolving credit facility, as well as the cash flows associated with exercising stock options, including the related income tax benefit of equity compensation, totaling $8.2 million.

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

Our reconciliation of net income to FFO and Normalized FFO for the years ended December 31, 2015, 2014, and 2013 is as follows (in thousands):

	For the Years Ended December 31
FUNDS FROM OPERATIONS:	2015	2014	2013

Net income	$221,854	$195,022	$300,835
Depreciation of real estate assets	90,219	85,560	81,313
Impairment of real estate assets, net of taxes	—	29,843	—

Funds From Operations	312,073	310,425	382,148

Expenses associated with debt refinancing transactions, net of taxes	698	—	33,299
Expenses associated with REIT conversion, net of taxes	—	—	9,522
Expenses associated with mergers and acquisitions, net of taxes	3,620	—	713
Goodwill and other impairments, net of taxes	955	119	6,736
Income tax benefit for reversal of deferred taxes due to REIT conversion	—	—	(137,686)

Normalized Funds From Operations	$317,346	$310,544	$294,732

Contractual Obligations

The following schedule summarizes our contractual obligations by the indicated period as of December 31, 2015 (in thousands):

	Payments Due By Year Ended December 31,
	2016	2017	2018	2019	2020	Thereafter	Total

Long-term debt	$5,000	$10,000	$10,000	$15,000	$824,000	$600,000	$1,464,000
Interest on senior notes	42,788	42,094	42,094	42,094	35,390	65,469	269,929
Contractual facility developments and other commitments	37,015	423	—	—	—	—	37,438
South Texas Family Residential Center	92,356	73,412	53,733	—	—	—	219,501
Operating leases	571	581	605	615	563	864	3,799

Total contractual cash obligations	$177,730	$126,510	$106,432	$57,709	$859,953	$666,333	$1,994,667

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

We had $14.5 million of letters of credit outstanding at December 31, 2015 primarily to support our requirement to repay fees and claims under our workers’ compensation plan in the event we do not repay the fees and claims due in accordance with the terms of the plan. The letters of credit are renewable annually. We did not have any draws under any outstanding letters of credit during 2015, 2014, or 2013.

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

Our primary market risk exposure is to changes in U.S. interest rates. We are exposed to market risk related to our revolving credit facility and Term Loan because the interest rate on our revolving credit facility and Term Loan are subject to fluctuations in the market. If the interest rate for our outstanding indebtedness under our revolving credit facility and Term Loan was 100 basis points higher or lower during the years ended December 31, 2015, 2014, and 2013, our interest expense, net of amounts capitalized, would have been increased or decreased by $5.9 million, $5.7 million, and $5.3 million, respectively.

As of December 31, 2015, we had outstanding $325.0 million of senior notes due 2020 with a fixed interest rate of 4.125%, $350.0 million of senior notes due 2023 with a fixed interest rate of 4.625%, and $250.0 million of senior notes due 2022 with a fixed interest rate of 5.0%. Because the interest rates with respect to these instruments are fixed, a hypothetical 100 basis point increase or decrease in market interest rates would not have a material impact on our financial statements.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework released in 2013. Based on this assessment, management believes that, as of December 31, 2015, the Company’s internal control over financial reporting was effective.

The Company’s independent registered public accounting firm, Ernst & Young LLP, has issued an attestation report on the Company’s internal control over financial reporting. That report begins on page 90.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Corrections Corporation of America and Subsidiaries

We have audited Corrections Corporation of America and Subsidiaries’ internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Corrections Corporation of America and Subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Corrections Corporation of America and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Corrections Corporation of America and Subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2015, of Corrections Corporation of America and Subsidiaries and our report dated February 25, 2016, expressed an unqualified opinion thereon. Our audits also included the financial statement schedule listed in the Index at Item 15(2).

/s/ Ernst & Young LLP

Nashville, Tennessee

February 25, 2016

ITEM 9B.	OTHER INFORMATION

Dividend Declared for First Quarter 2016

On February 19, 2016, the Company’s Board of Directors declared a dividend for the first quarter of 2016 of $0.54 per share to be paid on April 15, 2016 to stockholders of record as of the close of business on April 1, 2016.

PART III.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this Item 10 will appear in, and is hereby incorporated by reference from, the information under the headings “Proposal 1 – Election of Directors-Directors Standing for Election,” “Executive Officers-Information Concerning Executive Officers Who Are Not Directors,” “Corporate Governance – Board of Directors Meetings and Committees,” “Corporate Governance – Independence and Financial Literacy of Audit Committee Members,” and “Security Ownership of Certain Beneficial Owners and Management – Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement for the 2016 Annual Meeting of Stockholders.

Our Board of Directors has adopted a Code of Ethics and Business Conduct applicable to the members of our Board of Directors and our officers, including our Chief Executive Officer and Chief Financial Officer. In addition, the Board of Directors has adopted Corporate Governance Guidelines and charters for our Audit Committee, Risk Committee, Compensation Committee, Nominating and Governance Committee and Executive Committee. You can access our Code of Ethics and Business Conduct, Corporate Governance Guidelines and current committee charters on our website at www.cca.com.

ITEM 11.	EXECUTIVE COMPENSATION.

The information required by this Item 11 will appear in, and is hereby incorporated by reference from, the information under the headings “Executive and Director Compensation” in our definitive proxy statement for the 2016 Annual Meeting of Stockholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this Item 12 will appear in, and is hereby incorporated by reference from, the information under the heading “Security Ownership of Certain Beneficial Owners and Management – Ownership of Common Stock” in our definitive proxy statement for the 2016 Annual Meeting of Stockholders.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth certain information as of December 31, 2015 regarding compensation plans under which our equity securities are authorized for issuance.

	(a)	(b)	(c)
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted – Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plan (Excluding Securities Reflected in Column (a))

Equity compensation plans approved by stockholders	1,467,272	$20.37	10,490,747	(1)

Equity compensation plans not approved by stockholders	—	—	—

Total	1,467,272	$20.37	10,490,747

(1)	Reflects shares of common stock available for issuance under our Amended and Restated 2008 Stock Incentive Plan and our Non-Employee Directors’ Compensation Plan, the only equity compensation plans approved by our stockholders under which we continue to grant awards.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this Item 13 will appear in, and is hereby incorporated by reference from, the information under the heading “Corporate Governance – Certain Relationships and Related Transactions” and “Corporate Governance – Director Independence” in our definitive proxy statement for the 2016 Annual Meeting of Stockholders.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by this Item 14 will appear in, and is hereby incorporated by reference from, the information under the heading “Proposal 2 – Ratification of Appointment of Independent Registered Public Accounting Firm” in our definitive proxy statement for the 2016 Annual Meeting of Stockholders.

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

Schedule III-Real Estate Assets and Accumulated Depreciation.

Information with respect to this item begins on page F-51 of this Annual Report on Form 10-K. Other schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the financial statements or notes thereto.

(3)	The Exhibits required by Item 601 of Regulation S-K are listed in the Index of Exhibits included herewith.

INDEX TO FINANCIAL STATEMENTS

Consolidated Financial Statements of Corrections Corporation of America and Subsidiaries

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of

Corrections Corporation of America and Subsidiaries

We have audited the accompanying consolidated balance sheets of Corrections Corporation of America and Subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2015. Our audits also included the financial statement schedule listed in the Index at Item 15(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Corrections Corporation of America and Subsidiaries at December 31, 2015 and 2014, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As described in Note 13 to the consolidated financial statements, the Company changed its method for reporting discontinued operations effective January 1, 2014.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Corrections Corporation of America and Subsidiaries’ internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 25, 2016, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Nashville, Tennessee

February 25, 2016

CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	December 31,
	2015	2014
ASSETS

Cash and cash equivalents	$65,291	$74,393
Restricted cash	877	—
Accounts receivable, net of allowance of $459 and $748, respectively	234,456	248,588
Prepaid expenses and other current assets	41,434	29,775

Total current assets	342,058	352,756

Property and equipment, net	2,883,060	2,658,628

Restricted cash	131	2,858
Investment in direct financing lease	684	3,223
Goodwill	35,557	16,110
Non-current deferred tax assets	9,824	15,530
Other assets	84,704	68,541

Total assets	$3,356,018	$3,117,646

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accounts payable and accrued expenses	$317,675	$317,566
Income taxes payable	1,920	1,368
Current portion of long-term debt	5,000	—
Current liabilities of discontinued operations	—	54

Total current liabilities	324,595	318,988

Long-term debt, net of current portion	1,447,077	1,190,455
Deferred revenue	63,289	87,227
Other liabilities	58,309	39,476

Total liabilities	1,893,270	1,636,146

Commitments and contingencies

Preferred stock - $0.01 par value; 50,000 shares authorized; none issued and outstanding at December 31, 2015 and 2014, respectively	—	—
Common stock - $0.01 par value; 300,000 shares authorized; 117,232 and 116,764 shares issued and outstanding at December 31, 2015 and 2014, respectively	1,172	1,168
Additional paid-in capital	1,762,394	1,748,303
Accumulated deficit	(300,818)	(267,971)

Total stockholders’ equity	1,462,748	1,481,500

Total liabilities and stockholders’ equity	$3,356,018	$3,117,646

The accompanying notes are an integral part of these consolidated financial statements.

CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	For the Years Ended December 31,
	2015	2014	2013

REVENUES	$1,793,087	$1,646,867	$1,694,297

EXPENSES:
Operating	1,256,128	1,156,135	1,220,351
General and administrative	103,936	106,429	103,590
Depreciation and amortization	151,514	113,925	112,692
Asset impairments	955	30,082	6,513

	1,512,533	1,406,571	1,443,146

OPERATING INCOME	280,554	240,296	251,151

OTHER (INCOME) EXPENSE:
Interest expense, net	49,696	39,535	45,126
Expenses associated with debt refinancing transactions	701	—	36,528
Other income	(58)	(1,204)	(100)

	50,339	38,331	81,554

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	230,215	201,965	169,597

Income tax (expense) benefit	(8,361)	(6,943)	134,995

INCOME FROM CONTINUING OPERATIONS	221,854	195,022	304,592

Loss from discontinued operations, net of taxes	—	—	(3,757)

NET INCOME	$221,854	$195,022	$300,835

BASIC EARNINGS PER SHARE:
Income from continuing operations	$1.90	$1.68	$2.77
Loss from discontinued operations, net of taxes	—	—	(0.03)

Net income	$1.90	$1.68	$2.74

DILUTED EARNINGS PER SHARE:
Income from continuing operations	$1.88	$1.66	$2.73
Loss from discontinued operations, net of taxes	—	—	(0.03)

Net income	$1.88	$1.66	$2.70

REGULAR DIVIDENDS DECLARED PER SHARE	$2.16	$2.04	$1.97

SPECIAL DIVIDENDS DECLARED PER SHARE	$—	$—	$6.66

The accompanying notes are an integral part of these consolidated financial statements.

CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Years Ended December 31,
	2015	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$221,854	$195,022	$300,835
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	151,514	113,925	113,491
Asset impairments	955	30,082	9,150
Amortization of debt issuance costs and other non-cash interest	2,973	3,102	3,509
Expenses associated with debt refinancing transactions	701	—	36,528
Deferred income taxes	5,706	(3,211)	(151,037)
Other expenses and non-cash items	3,732	4,594	2,623
Non-cash revenue and other income	(2,639)	(3,880)	(294)
Income tax benefit of equity compensation	(525)	(665)	(351)
Non-cash equity compensation	15,394	13,975	12,965
Changes in assets and liabilities, net:
Accounts receivable, prepaid expenses and other assets	1,266	(12,549)	16,683
Accounts payable, accrued expenses and other liabilities	(2,210)	82,396	23,910
Income taxes payable	1,077	790	1,492

Net cash provided by operating activities	399,798	423,581	369,504

CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for facility development and expansions	(164,880)	(85,791)	(27,955)
Expenditures for other capital improvements	(59,414)	(49,315)	(48,570)
Capitalized lease payments	(34,470)	(70,793)	—
Acquisition of businesses, net of cash acquired	(158,366)	—	(36,252)
Cash paid for leasehold incentive	—	—	(12,765)
Decrease in restricted cash	1,350	2,983	452
Proceeds from sale of assets	563	5,136	998
Decrease (increase) in other assets	3,686	(1,101)	(3,260)
Payments received on direct financing lease and notes receivable	2,250	1,994	1,840

Net cash used in investing activities	(409,281)	(196,887)	(125,512)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of debt	807,000	250,000	1,283,000
Principal repayments of debt	(543,000)	(255,000)	(1,198,000)
Payment of debt issuance and other refinancing and related costs	(5,727)	—	(37,349)
Payment of lease obligations	(6,468)	—	—
Proceeds from exercise of stock options	7,700	12,450	30,171
Purchase and retirement of common stock	(9,454)	(4,036)	(6,693)
Income tax benefit of equity compensation	525	665	351
Decrease (increase) in restricted cash for dividends	500	(251)	(1,016)
Dividends paid	(250,695)	(234,048)	(299,434)

Net cash provided by (used in) financing activities	381	(230,220)	(228,970)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(9,102)	(3,526)	15,022

CASH AND CASH EQUIVALENTS, beginning of year	74,393	77,919	62,897

CASH AND CASH EQUIVALENTS, end of year	$65,291	$74,393	$77,919

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest (net of amounts capitalized of $5,478, $2,525, and $836 in 2015, 2014, and 2013, respectively)	$36,992	$39,928	$40,776

Income taxes	$9,966	$19,717	$7,422

The accompanying notes are an integral part of these consolidated financial statements.

CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2015, 2014, AND 2013

(in thousands)

	Common Stock
	Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
BALANCE, December 31, 2014	116,764	$1,168	$1,748,303	$(267,971)	$1,481,500

Net income	—	—	—	221,854	221,854

Retirement of common stock	(237)	(3)	(9,451)	—	(9,454)

Regular dividends declared on common stock ($2.16 per share)	—	—	—	(254,774)	(254,774)

Restricted stock compensation, net of forfeitures	(11)	—	14,639	73	14,712

Stock option compensation expense, net of forfeitures	—	—	682	—	682

Income tax benefit of equity compensation	—	—	525	—	525

Restricted stock grants	303	3	—	—	3

Stock options exercised	413	4	7,696	—	7,700

BALANCE, December 31, 2015	117,232	$1,172	$1,762,394	$(300,818)	$1,462,748

(Continued)

CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2015, 2014, AND 2013

(in thousands)

	Common Stock
	Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
BALANCE, December 31, 2013	115,923	$1,159	$1,725,363	$(224,015)	$1,502,507

Net income	—	—	—	195,022	195,022

Retirement of common stock	(118)	(1)	(4,035)	—	(4,036)

Regular dividends declared on common stock ($2.04 per share)	—	—	—	(239,086)	(239,086)

Restricted stock compensation, net of forfeitures	(20)	—	11,985	108	12,093

Stock option compensation expense, net of forfeitures	—	—	1,882	—	1,882

Income tax benefit of equity compensation	—	—	665	—	665

Restricted stock grants	267	3	—	—	3

Stock options exercised	712	7	12,443	—	12,450

BALANCE, December 31, 2014	116,764	$1,168	$1,748,303	$(267,971)	$1,481,500

(Continued)

CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2015, 2014, AND 2013

(in thousands)

	Common Stock
	Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
BALANCE, December 31, 2012	100,105	$1,001	$1,146,488	$374,131	$1,521,620

Net income	—	—	—	300,835	300,835

Issuance of common stock	20	—	27	—	27

Retirement of common stock	(180)	(2)	(6,691)	—	(6,693)

Special dividend on common stock ($6.66 per share)	13,878	139	542,541	(678,226)	(135,546)

Regular dividends declared on common stock ($1.97 per share)	—	—	—	(221,196)	(221,196)

Restricted stock compensation, net of forfeitures	(30)	—	9,381	441	9,822

Stock option compensation expense, net of forfeitures	—	—	3,116	—	3,116

Income tax benefit of equity compensation	—	—	351	—	351

Restricted stock grants	300	3	(3)	—	—

Stock options exercised	1,830	18	30,153	—	30,171

BALANCE, December 31, 2013	115,923	$1,159	$1,725,363	$(224,015)	$1,502,507

The accompanying notes are an integral part of these consolidated financial statements.

CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015, 2014 AND 2013

1.	ORGANIZATION AND OPERATIONS

Corrections Corporation of America (together with its subsidiaries, the “Company” or “CCA”) is the nation’s largest owner of privatized correctional and detention facilities and one of the largest prison operators in the United States. As of December 31, 2015, CCA owned or controlled 66 correctional and detention facilities, and managed an additional 11 facilities owned by its government partners, with a total design capacity of approximately 88,500 beds in 20 states and the District of Columbia.

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

Restricted Cash

Restricted cash at December 31, 2015 and 2014 of $1.0 million and $2.9 million, respectively, is restricted for a capital improvements, replacements, and repairs reserve fund required by one of CCA’s contracts, and for the payment of dividends on unvested restricted stock.

Accounts Receivable and Allowance for Doubtful Accounts

At December 31, 2015 and 2014, accounts receivable of $234.5 million and $248.6 million were net of allowances for doubtful accounts totaling $0.5 million and $0.7 million, respectively. Accounts receivable consist primarily of amounts due from federal, state, and local government agencies for the utilization of CCA’s correctional and detention facilities, as well as for operating and managing prisons and other correctional facilities and providing offender residential and prisoner transportation services to such government agencies.

Accounts receivable are stated at estimated net realizable value. CCA recognizes allowances for doubtful accounts to ensure receivables are not overstated due to uncollectibility. Bad debt reserves are maintained for customers based on a variety of factors, including the length of time receivables are past due, significant one-time events, and historical experience. If circumstances related to customers change, estimates of the recoverability of receivables would be further adjusted.

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

Debt Issuance Costs

In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-03, “Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs”. The new standard was further amended by ASU 2015–15 issued in August 2015. Under the new standard, debt issuance costs, excluding those costs incurred related to revolving credit facilities, are to be presented as a direct deduction from the face amount of the related liability, rather than as a deferred charge, or asset, on the balance sheet as previously required. For public reporting entities such as CCA, the new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption of the new standard is permitted and retrospective application is required. CCA elected to early adopt the new standard in the fourth quarter of 2015. The unamortized balance of debt issuance costs, excluding those costs related to the $900.0 Million Revolving Credit Facility, as defined hereafter, amounted to $11.9 million and $9.5 million as of December 31, 2015 and 2014, respectively. In retrospectively applying the new standard, CCA reclassified the December 31, 2014 consolidated balance sheet, as previously presented, by reducing other assets and long-term debt by $9.5 million.

Debt issuance costs are capitalized and amortized into interest expense using the interest method, or on a straight-line basis over the term of the related debt, if not materially different than the interest method. However, certain debt issuance costs incurred in connection with debt refinancings are charged to expense in accordance with Accounting Standards Codification (“ASC”) 470-50, “Modifications and Extinguishments.”

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

In September 2014, CCA agreed under an expansion of an existing inter-governmental service agreement (“IGSA”) between the city of Eloy, Arizona and U.S. Immigration and Customs Enforcement (“ICE”) to provide residential space and services at the South Texas Family Residential Center. The amended IGSA qualifies as a multiple-element arrangement under the guidance in ASC 605, “Revenue Recognition”. CCA evaluates each deliverable in an arrangement to determine whether it represents a separate unit of accounting. A deliverable constitutes a separate unit of accounting when it has standalone value to the customer. ASC 605 requires revenue to be allocated to each unit of accounting based on a selling price hierarchy. The selling price for a deliverable is based on its vendor specific objective evidence (“VSOE”) of selling price, if available, third party evidence (“TPE”) if VSOE of selling price is not available, or estimated selling price (“ESP”) if neither VSOE of selling price nor TPE is available. CCA establishes VSOE of selling price using the price charged for a deliverable when sold separately. CCA establishes TPE of selling price by evaluating similar products or services in standalone sales to similarly situated customers. CCA establishes ESP based on management judgment considering internal factors such as margin objectives, pricing practices and controls, and market conditions. In arrangements with multiple elements, CCA allocates the transaction price to the individual units of accounting at inception of the arrangement based on their relative selling price.

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

Income Taxes

CCA began operating as a REIT for federal income tax purposes effective January 1, 2013. As a REIT, the Company generally is not subject to corporate level federal income tax on taxable income it distributes to its stockholders as long as it meets the organizational and operational requirements under the REIT rules. However, certain subsidiaries have made an election with the Company to be treated as TRSs in conjunction with the Company’s REIT election. The TRS elections permit CCA to engage in certain business activities in which the REIT may not engage directly, so long as these activities are conducted in entities that elect to be treated as TRSs under the Internal Revenue Code. A TRS is subject to federal and state income taxes on the income from these activities and therefore, CCA includes a provision for taxes in its consolidated financial statements.

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

In November 2015, the FASB issued ASU 2015-17, “Balance Sheet Classification of Deferred Taxes”, which requires that all deferred tax assets and liabilities be classified as non-current on the balance sheet rather than separating deferred taxes into current and non-current amounts, as previously required. For public reporting entities such as CCA, the new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption of the new standard is permitted and the guidance may be adopted on either a prospective or retrospective basis. CCA elected to early adopt ASU 2015-17 in the fourth quarter of 2015 and to apply the new standard retrospectively. In retrospectively applying the new standard, CCA reclassified $13.2 million from current deferred tax assets, as previously presented, to non-current deferred tax assets on the December 31, 2014 consolidated balance sheet. See Note 12 for further discussion of the significant components of CCA’s deferred tax assets and liabilities.

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

Foreign Currency Transactions

CCA has extended a working capital loan to Agecroft Prison Management, Ltd. (“APM”), the operator of a correctional facility in Salford, England previously owned by a subsidiary of CCA. The working capital loan is denominated in British pounds; consequently, CCA adjusts these receivables to the current exchange rate at each balance sheet date and recognizes the unrealized currency gain or loss in current period earnings. See Note 7 for further discussion of CCA’s relationship with APM.

Fair Value of Financial Instruments

To meet the reporting requirements of ASC 825, “Financial Instruments”, regarding fair value of financial instruments, CCA calculates the estimated fair value of financial instruments using market interest rates, quoted market prices of similar instruments, or discounted cash flow techniques with observable Level 1 inputs for publicly traded debt and Level 2 inputs for all other financial instruments, as defined in ASC 820, “Fair Value Measurement”. At December 31, 2015 and 2014, there were no material differences between the carrying amounts and the estimated fair values of CCA’s financial instruments, other than as follows (in thousands):

	December 31,
	2015		2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Investment in direct financing lease	$3,223	$3,408	$5,473	$6,048
Note receivable from APM	$3,504	$5,864	$3,677	$6,539
Debt	$(1,464,000)	$(1,452,719)	$(1,200,000)	$(1,179,625)

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

CCA derives its revenues primarily from amounts earned under federal, state, and local government contracts. For each of the years ended December 31, 2015, 2014, and 2013, federal correctional and detention authorities represented 51%, 44%, and 44%, respectively, of CCA’s total revenue. Federal correctional and detention authorities consist primarily of the Federal Bureau of Prisons (“BOP”), the United States Marshals Service (“USMS”), and ICE. The BOP accounted for 11%, 13%, and 13% of total revenue for 2015, 2014, and 2013, respectively. The USMS accounted for 16%, 17%, and 19% of total revenue for 2015, 2014, and 2013, respectively. ICE accounted for 24%, 13%, and 12% of total revenue for 2015, 2014, and 2013, respectively, with the increase in 2015 resulting from a new contract at the South Texas Family Residential Center, as further described in Note 5. These federal customers have management contracts at facilities CCA owns and at facilities CCA manages but does not own. Additionally, CCA’s management contracts with state correctional authorities represented 42%, 48%, and 49% of total revenue during the years ended December 31, 2015, 2014, and 2013, respectively. The State of California Department of Corrections and Rehabilitation (the “CDCR”) accounted for 11%, 14%, and 12% of total revenue for the years ended December 31, 2015, 2014, and 2013, respectively, including revenue generated under an operating lease that commenced December 1, 2013, at a facility we own in California. No other customer generated more than 10% of total revenue during 2015, 2014, or 2013. Although the revenue generated from each of these agencies is derived from numerous management contracts, the loss of one or more of such contracts could have a material adverse impact on CCA’s financial condition and results of operations.

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

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers”, which establishes a single, comprehensive revenue recognition standard for all contracts with customers. For public reporting entities such as CCA, ASU 2014-09 was originally effective for interim and annual periods beginning after December 15, 2016 and early adoption of the ASU was not permitted. In July 2015, the FASB agreed to defer the effective date of the ASU for public reporting entities by one year, or to interim and annual periods beginning after December 15, 2017.

Early adoption is now allowed as of the original effective date for public companies. In summary, the core principle of ASU 2014-09 is to recognize revenue when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. Companies are allowed to select between two transition methods: (1) a full retrospective transition method with the application of the new guidance to each prior reporting period presented, or (2) a modified retrospective transition method that recognizes the cumulative effect on prior periods at the date of adoption together with additional footnote disclosures. CCA is currently planning to adopt the standard when effective in its fiscal year 2018. CCA is reviewing the ASU to determine the potential impact it might have on the Company’s results of operations or financial position and its related financial statement disclosures, along with evaluating which transition method will be utilized upon adoption.

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

ASC 350, “Intangibles-Goodwill and Other”, establishes accounting and reporting requirements for goodwill and other intangible assets. Goodwill was $35.6 million and $16.1 million as of December 31, 2015 and 2014. This goodwill was established in connection with the acquisition of Avalon Correctional Services, Inc. (“Avalon”) in the fourth quarter of 2015, as further described in Note 6, the acquisition of Correctional Alternatives, Inc. during the third quarter of 2013, and the acquisitions of two service companies during 2000.

Under the provisions of ASC 350, CCA performs a qualitative assessment that may allow them to skip the annual two-step impairment test. Under ASC 350, a company has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. If the two-step impairment test is required, CCA determines the fair value of a reporting unit using a collaboration of various common valuation techniques, including market multiples and discounted cash flows. These impairment tests are required to be performed at least annually. CCA performed its impairment tests during the fourth quarter, in connection with CCA’s annual budgeting process, and concluded no impairments had occurred. CCA will perform these impairment tests at least annually and whenever circumstances indicate the carrying value of goodwill may not be recoverable.

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

At December 31, 2015, CCA owned 68 real estate properties, including 66 correctional and detention facilities, six of which CCA leased to other operators, and two corporate office buildings. At December 31, 2015, CCA also managed 11 correctional and detention facilities owned by governmental agencies.

Property and equipment, at cost, consists of the following (in thousands):

	December 31,
	2015	2014

Land and improvements	$207,405	$127,221
Buildings and improvements	3,443,791	3,048,836
Equipment and software	360,168	326,603
Office furniture and fixtures	35,018	30,884
Construction in progress	30,401	276,508

	4,076,783	3,810,052
Less: Accumulated depreciation	(1,193,723)	(1,151,424)

	$2,883,060	$2,658,628

Construction in progress primarily consists of correctional facilities under construction or expansion. Interest is capitalized on construction in progress and amounted to $5.5 million, $2.5 million, and $0.8 million in 2015, 2014, and 2013, respectively.

Depreciation expense was $151.4 million, $114.0 million, and $112.8 million for the years ended December 31, 2015, 2014, and 2013, respectively.

Eleven of the facilities owned by CCA are subject to options that allow various governmental agencies to purchase those facilities. Certain of these options to purchase are based on a depreciated book value while others are based on a fair market value calculation. In addition, one facility, which is also subject to a purchase option, is constructed on land that CCA leases from a governmental agency under a ground lease. Under the terms of the ground lease, the facility becomes the property of the governmental agencies upon expiration of the ground lease in 2017. CCA depreciates this property over the shorter of the term of the applicable ground lease or the estimated useful life of the property.

CCA leases land and building at the Elizabeth Detention Center under operating leases that expire in June 2022. CCA leased portions of the land and building of the San Diego Correctional Facility under an operating lease that expired December 31, 2015 pursuant to amended lease terms executed between CCA and the County of San Diego in January 2010, as further discussed in Note 5. During December 2013, CCA elected to terminate the lease of land and building at the North Georgia Detention Center effective during the first quarter of 2014.

CCA leases the South Texas Family Residential Center and the site upon which it was constructed from a third-party lessor. CCA’s lease agreement with the lessor is over a base period co-terminus with an amended IGSA with ICE, as further described in Note 5, and includes two one-year renewal periods. However, under terms of the lease agreement, if ICE terminates the amended IGSA for convenience, CCA can terminate the agreement, without penalty, by providing the lessor with a 90-day notice. In the event ICE elects to terminate the amended IGSA due to a non-appropriation of funds, CCA must provide a 60-day notice period to the lessor. Although CCA expects that ICE would provide advance notice, if ICE terminates the IGSA due to non-appropriation of funds without notice to CCA, CCA may not be able to provide a timely termination notice to the lessor and could, therefore, be subject to, among other termination payments, a penalty the equivalent of up to two months of payments due to the lessor, which would currently amount to approximately $13.3 million.

CCA’s lease agreement with the third-party lessor required CCA to pay $70.0 million in September 2014, which resulted in CCA being deemed the owner of the constructed assets for accounting purposes, in accordance with ASC 840-40-55, formerly Emerging Issues Task Force No. 97-10, “The Effect of Lessee Involvement in Asset Construction”. Accordingly, CCA recorded an asset representing the costs incurred attributable to the building assets constructed by the third-party lessor and a related financing liability. CCA is depreciating the asset over the four-year term of the lease and is imputing interest on the financing liability. Additionally, CCA determined that the lease with the third-party lessor also included separate units of account for the land and pre-existing cottages as well as food services provided by the third-party lessor. The amount of consideration allocated to each of these separate deliverables was determined based on the relative selling price of the lessor-financing, the land lease, the lease of pre-existing cottages, and the food services. The operating lease term for the land is equivalent to the four-year term of the lease and is recognized on a straight-line basis over the lease term. The operating lease term for the pre-existing cottages was the four-month period in which CCA used the cottages for housing residents. The food services provided by the third-party lessor are recognized proportionally based on the number of beds available to ICE.

The expense incurred for the leases at these four facilities, inclusive of the expenses recognized for the South Texas lease, as described above, was $85.9 million, $9.1 million, and $5.9 million for the years ended December 31, 2015, 2014, and 2013, respectively. Future minimum lease payments as of December 31, 2015 under these and other operating leases, inclusive of $206.7 million of payments expected to be made under the cancelable lease at the South Texas facility, are as follows (in thousands):

2016	$80,109
2017	73,993
2018	54,337
2019	615
2020	563
Thereafter	864

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

Real Estate Closures and Idle Facilities

During May 2015, the state of Vermont announced that it elected to not renew the contract that would have allowed for Vermont’s continued use of CCA’s owned and operated 816-bed Lee Adjustment Center. The contract expired on June 30, 2015. During the first six months of 2015, the offender population at the Lee Adjustment Center averaged 308 offenders, compared with 458 offenders during the same period in 2014. CCA idled the Lee Adjustment Center following the transfer of the offender population during June 2015, but continues to market the facility to other customers. Upon receiving notice from the customer during the second quarter of 2015, CCA performed an impairment analysis of the Lee Adjustment Center property, which has a carrying value of $10.8 million as of December 31, 2015, and concluded that this asset has a recoverable value in excess of the carrying value.

During the first quarter of 2015, the adult inmate population held in state of California institutions decreased below a federal court ordered capacity limit. Inmate populations in the state continued to decline below the capacity limit throughout 2015. As a result of the decrease in inmate populations within the state of California’s correctional system, California inmate populations housed in out-of-state programs, such as CCA’s, also declined during 2015. The reduction in California inmate populations in CCA’s program resulted in CCA idling the 2,400-bed North Fork Correctional Facility during the fourth quarter of 2015. CCA performed an impairment analysis of the North Fork Correctional Facility, which has a carrying value of $74.8 million as December 31, 2015, and concluded that this asset has a recoverable value in excess of the carrying value. CCA continues to market the facility to other customers.

CCA also has five additional idled core facilities that are currently available and being actively marketed to other customers. CCA considers its core facilities to be those that were designed for adult secure correctional purposes. The following table summarizes each of the idled core facilities and their respective carrying values, excluding equipment and other assets that could generally be transferred and used at other facilities CCA owns without significant cost (dollars in thousands):

	Design	Date	Net Carrying Values at December 31,
Facility	Capacity	Idled	2015	2014
Prairie Correctional Facility	1,600	2010	$17,961	$18,748
Huerfano County Correctional Center	752	2010	18,276	19,033
Diamondback Correctional Facility	2,160	2010	43,030	44,480
Otter Creek Correctional Center	656	2012	23,270	24,089
Marion Adjustment Center	826	2013	12,536	12,978
Lee Adjustment Center	816	2015	10,840	11,365
North Fork Correctional Facility	2,400	2015	74,805	76,544

	9,210		$200,718	$207,237

From the date each of the aforementioned seven core facilities became idle, CCA incurred approximately $7.3 million, $6.5 million, and $5.6 million in operating expenses for the years ended December 31, 2015, 2014, and 2013, respectively. The operating expenses incurred in 2014 and 2013 exclude the incremental expenses incurred in connection with the activation of the Diamondback facility which began in the third quarter of 2013 and continued until near the end of the second quarter of 2014, when anticipated opportunities to activate the facility were deferred.

CCA also has four idled non-core facilities with carrying values amounting to $5.1 million and $5.5 million as of December 31, 2015 and 2014, respectively. CCA considers the Shelby Training Center, Queensgate Correctional Facility, Mineral Wells Pre-Parole Transfer Facility, and Leo Chesney Correctional Center to be non-core facilities because they were designed for uses other than for adult secure correctional purposes. CCA idled the Leo Chesney Correctional Center in the fourth quarter of 2015 following the termination of the lease at that facility effective September 30, 2015. CCA performed an impairment analysis of the Leo Chesney Correctional Center, which has a carrying value of $4.0 million as December 31, 2015, and concluded that this non-core asset has a recoverable value in excess of the carrying value. CCA continues to market the facility to other customers.

CCA considers the cancellation of a contract as an indicator of impairment and tested each of the aforementioned facilities for impairment when it was notified by the respective customers that they would no longer be utilizing such facility. Upon notification of cancellation by the respective customers, CCA concluded in each case that no impairment had occurred. CCA updates the impairment analyses on an annual basis for each of the idled facilities and evaluates on a quarterly basis market developments for the potential utilization of each of these facilities in order to identify events that may cause CCA to reconsider its most recent assumptions. As a result of CCA’s analyses, CCA determined each of the seven core assets to have recoverable values in excess of the corresponding carrying values.

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

Construction of New Facilities

In order to retain federal inmate populations CCA managed in the 1,154-bed San Diego Correctional Facility, CCA constructed the 1,482-bed Otay Mesa Detention Center in San Diego. The San Diego Correctional Facility was subject to a ground lease with the County of San Diego. Under the provisions of the lease, the facility was divided into different premises whereby, pursuant to an amendment to the ground lease executed in January 2010, ownership of the entire facility reverted to the County upon expiration of the lease on December 31, 2015. CCA completed construction of the Otay Mesa Detention Center for approximately $157.0 million and transitioned operations during the fourth quarter of 2015 from the San Diego Correctional Facility to the new facility. CCA transferred operations of the San Diego Correctional Facility to the County of San Diego by the lease expiration date of December 31, 2015.

In November 2013, CCA announced its decision to re-commence construction of a correctional facility in Trousdale County, Tennessee. CCA suspended construction of this facility in 2009 until it had greater clarity around the timing of a new contract. In October 2013, Trousdale County received notice from the Tennessee Department of Corrections of its intent to partner with the County to develop a new correctional facility to house state of Tennessee inmates. In April 2014, CCA entered into an agreement with Trousdale County whereby CCA agreed to finance, design, build and operate a 2,552-bed facility to meet the responsibilities of a separate IGSA between Trousdale County and the state of Tennessee regarding correctional services. In July 2014, CCA received notice that Trousdale County and the state of Tennessee finalized the IGSA. In order to guarantee access to the beds, the IGSA with the state of Tennessee includes a minimum monthly payment plus a per diem payment for each inmate housed in the facility in excess of 90% of the design capacity, provided that during a twenty-six week ramp period the minimum payment is based on the greater of the number of inmates actually at the facility or 90% of the beds available pursuant to the ramp schedule. CCA invested approximately $144.0 million in the Trousdale Turner Correctional Center and construction was completed in the fourth quarter of 2015.

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

Under the fixed monthly payment schedule of the amended IGSA, ICE agreed to pay CCA $70.0 million in two $35.0 million installments during the fourth quarter of 2014 and graduated fixed monthly payments over the remaining months of the contract. As described in Note 2, CCA used the multiple-element arrangement guidance prescribed in ASC 605, “Revenue Recognition” in determining the total revenue to be recognized over the term of the amended IGSA. CCA determined that there were five distinct elements related to the amended IGSA with ICE. The lease revenue element, representing the operating lease of the site and constructed assets, was valued based on the estimated selling price of the land and building improvements provided to ICE and is recognized proportionately based on the number of beds available. The correctional services revenue element, representing the correctional management services provided to ICE, was valued based on the estimated selling price of similar services CCA provides and is recognized based on labor efforts expended over the contract. The food services revenue element was valued based on the TPE of the contracted outsourced service and is recognized proportionately based on the number of beds available. The educational services revenue element, representing the grade-level appropriate juvenile educational program prescribed under the IGSA, was based on the TPE of the contracted outsourced service and is recognized on a straight-line basis over the period educational services are required to be performed. The construction management services revenue element, representing CCA’s site development and construction management services, was valued based on the estimated selling price of similar services CCA provides and was recognized on a straight-line basis during the first seven months of the IGSA representing the period over which the construction activity was ongoing. During the years ended December 31, 2015 and 2014, CCA recognized $244.2 million and $21.0 million, respectively, in revenue associated with the amended IGSA with the unrecognized balance of the fixed monthly payments reported in deferred revenue. The current portion of deferred revenue is reflected within accounts payable and accrued expenses while the long-term portion is reflected in deferred revenue in the accompanying consolidated balance sheets.

In June 2015, ICE announced a policy change with regards to family detention that has shortened the duration of ICE detention for those who are awaiting further process before immigration courts. In addition, numerous lawsuits, to which CCA is not a party, have challenged the government’s policy of detaining migrant families. In one such lawsuit in the United States District Court for the Central District of California regarding a settlement agreement between ICE and a plaintiffs’ class consisting of detained minors, the court issued an order on August 21, 2015, enforcing the settlement agreement and requiring compliance by October 23, 2015. The court’s order clarifies that the government has the flexibility to hold class members for longer periods of time during influxes of large numbers of undocumented migrant families via the southern U.S. border. After announcing its intention to comply fully with the court’s order, the federal government appealed and was granted an expedited briefing schedule by the Ninth Circuit Court of Appeals. Any court decision or government action that impacts this contract could materially affect CCA’s cash flows, financial condition, and results of operations.

Other Leasing Transactions

In October 2013, CCA entered into a lease for its California City Correctional Center with the CDCR. The lease agreement includes a three-year base term that commenced December 1, 2013, with unlimited two-year renewal options upon mutual agreement. Annual base rent during the three-year base term is fixed at $28.5 million. After the three-year base term, the rent will be increased annually by the lesser of CPI (Consumer Price Index) or 2%. As a result, CCA is recognizing rental revenue under ASC 840 on a straight-line basis over the expected term of the lease. The straight-line rent receivable was $3.3 million as of December 31, 2015, and is included in other assets in the accompanying consolidated balance sheets. CCA is responsible for repairs and maintenance, property taxes and property insurance, while all other aspects and costs of facility operations are the responsibility of the CDCR. CCA also provided $10.0 million of tenant allowances and improvements which is being amortized as a reduction to rental revenue over the expected lease term.

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

6.	BUSINESS COMBINATIONS

During the fourth quarter of 2015, CCA closed on the acquisition of 100% of the stock of Avalon Correctional Services, Inc. (“Avalon”), along with two additional facilities operated by Avalon. Avalon, a privately held community corrections company that operates 11 community corrections facilities with approximately 3,000 beds in Oklahoma, Texas, and Wyoming, specializes in community correctional services, drug and alcohol treatment services, and residential re-entry services. Avalon provides these services for various federal, state, and local agencies, many with which CCA currently partners. CCA acquired Avalon as a strategic investment that continues to expand the re-entry assets owned and services provided by the Company. The aggregate purchase price of $157.5 million, excluding transaction related expenses of $3.0 million through December 31, 2015, includes two earn-outs, including one for $2.0 million based on the achievement of certain utilization milestones over 12 months following the acquisition, and another for $5.5 million based on the completion of and transition to a newly constructed facility that will deliver the contracted services provided at the Dallas Transitional Center. CCA currently expects both earn-outs to be achieved. The acquisition was funded utilizing cash from CCA’s $900.0 Million Revolving Credit Facility, as defined hereafter.

In allocating the purchase price for the transaction, CCA recorded the following (in millions):

Property and equipment	$119.2
Intangible assets	17.9

Total identifiable assets	137.1
Goodwill	20.4

Total consideration	$157.5

The allocation of the purchase price is preliminary and may be subject to change within the measurement period of one year from the acquisition date. The primary areas of the preliminary purchase price allocation that are not finalized include determining the composition and valuation of intangible assets and goodwill. Several factors gave rise to the goodwill recorded in the acquisition, such as the expected benefit from synergies of the combination and the long-term contracts for community corrections services that continues to broaden the scope of solutions CCA provides, from incarceration through release. The results of operations for Avalon have been included in the Company’s consolidated financial statements from the date of acquisition.

7.	INVESTMENT IN AFFILIATE

CCA has a 50% ownership interest in APM, an entity holding the management contract for a correctional facility, HM Prison Forest Bank, under a 25-year prison management contract with an agency of the United Kingdom government. CCA has determined that its joint venture investment in APM represents a variable interest entity (“VIE”) in accordance with ASC 810, “Consolidation” of which CCA is not the primary beneficiary. The Forest Bank facility, located in Salford, England, was previously constructed and owned by a wholly-owned subsidiary of CCA, which was sold in April 2001. All gains and losses under the joint venture are accounted for using the equity method of accounting. During 2000, CCA extended a working capital loan to APM, which has an outstanding balance of $3.5 million as of December 31, 2015.

For the year ended December 31, 2015, equity in losses of the joint venture was $126,000. For the years ended December 31, 2014 and 2013, equity in earnings of the joint venture was $720,000 and $78,000, respectively. The equity in losses and earnings of the joint venture is included in other (income) expense in the consolidated statements of operations. As of December 31, 2015, CCA’s investment in APM was $0.1 million and is reported in other assets in the accompanying consolidated balance sheets. The outstanding working capital loan of $3.5 million, combined with the $0.1 million investment in APM, represents CCA’s maximum exposure to loss in connection with APM.

8.	INVESTMENT IN DIRECT FINANCING LEASE

At December 31, 2015, CCA’s investment in a direct financing lease represents net receivables under a building and equipment lease between CCA and the District of Columbia for the D.C. Correctional Treatment Facility.

A schedule of minimum rentals to be received under the direct financing lease in future years is as follows (in thousands):

2016	$2,793
2017	694

Total minimum obligation	3,487
Less unearned interest income	(264)
Less current portion of direct financing lease	(2,539)

Investment in direct financing lease	$684

During the years ended December 31, 2015, 2014, and 2013, CCA recorded interest income of $0.5 million, $0.8 million, and $1.0 million, respectively, under this direct financing lease.

9.	OTHER ASSETS

Other assets consist of the following (in thousands):

	December 31,
	2015	2014

Debt issuance costs, less accumulated amortization of $542 and $2,844, respectively	$4,879	$4,760
Intangible lease value	37,430	24,289
Other intangible assets	4,191	555
Deferred leasing costs	8,021	8,338
Notes receivable, net	7,891	8,285
Cash equivalents and cash surrender value of life insurance held in Rabbi trust	16,946	17,918
Deposits	2,020	1,982
Straight-line rent receivable	3,324	1,729
Other	2	685

	$84,704	$68,541

10.	ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER LONG-TERM LIABILITIES

Accounts payable and accrued expenses consist of the following (in thousands):

	December 31,
	2015	2014

Trade accounts payable	$72,689	$49,825
Accrued salaries and wages	28,871	58,173
Accrued dividends	65,232	61,129
Accrued workers’ compensation and auto liability	6,978	7,727
Accrued litigation	4,176	4,323
Accrued employee medical insurance	7,911	8,530
Accrued property taxes	24,796	24,522
Accrued interest	9,780	6,435
Deferred revenue	31,844	5,725
Construction payable	8,483	64,995
Lease financing obligation	19,775	—
Other	37,140	26,182

	$317,675	$317,566

The total liability for workers’ compensation and auto liability was $22.2 million and $23.5 million as of December 31, 2015 and 2014, respectively, with the long-term portion included in other long-term liabilities in the accompanying consolidated balance sheets. These liabilities were discounted to the net present value of the outstanding liabilities using a 3.0% rate in 2015 and 2014. These liabilities amounted to $25.0 million and $26.4 million on an undiscounted basis as of December 31, 2015 and 2014, respectively.

Other long-term liabilities consist of the following (in thousands):

	December 31,
	2015	2014

Intangible lease liability	$6,965	7,352
Accrued workers’ compensation	15,188	15,732
Accrued deferred compensation	13,253	13,036
Lease financing obligation	21,047	—
Other	1,856	3,356

	$58,309	$39,476

11.	DEBT

Debt outstanding consists of the following (in thousands):

	December 31,
	2015	2014

$900.0 Million Revolving Credit Facility, principal due at maturity in July 2020; interest payable periodically at variable interest rates. The weighted average rate at both December 31, 2015 and 2014 was 1.9%.	$439,000	$525,000

Term Loan, scheduled principal payments through maturity in July 2020; interest payable periodically at variable interest rates. The rate at December 31, 2015 was 2.0%. Unamortized debt issuance costs amounted to $0.6 million at December 31, 2015.	100,000	—

4.625% Senior Notes, principal due at maturity in May 2023; interest payable semi-annually in May and November at 4.625%. Unamortized debt issuance costs amounted to $4.5 million and $5.2 million at December 31, 2015 and 2014, respectively.	350,000	350,000

4.125% Senior Notes, principal due at maturity in April 2020; interest payable semi-annually in April and October at 4.125%. Unamortized debt issuance costs amounted to $3.5 million and $4.3 million at December 31, 2015 and 2014, respectively.	325,000	325,000

5.0% Senior Notes, principal due at maturity in October 2022; interest payable semi-annually in April and October at 5.0%. Unamortized debt issuance costs amounted to $3.3 million at December 31, 2015.	250,000	—

Total debt	1,464,000	1,200,000

Unamortized debt issuance costs	(11,923)	(9,545)

Current portion of long-term debt	(5,000)	—

Long-term debt, net of current portion	$1,447,077	$1,190,455

Revolving Credit Facility. During March 2013, CCA entered into an amended and restated $900.0 million senior secured revolving credit facility (the “$900.0 Million Revolving Credit Facility”). During July 2015, CCA further amended and restated the $900.0 Million Revolving Credit Facility to reduce by 0.25% the applicable margin of base rate and London Interbank Offered Rate (“LIBOR”) loans, incorporate a net debt concept for the consolidated secured leverage and consolidated total leverage ratios, extend the maturity from December 2017 to July 2020, and to increase the size of the “accordion” feature. CCA capitalized approximately $2.1 million of new costs associated with the amendment. CCA also reported a charge of approximately $0.7 million during the third quarter of 2015 for the write-off of a portion of the existing loan costs associated with the facility.

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

Based on CCA’s current leverage ratio, loans under the $900.0 Million Revolving Credit Facility bear interest at the base rate plus a margin of 0.50% or at LIBOR plus a margin of 1.50%, and a commitment fee equal to 0.35% of the unfunded balance. The $900.0 Million Revolving Credit Facility also has a $50.0 million sublimit for the issuance of standby letters of credit. As of December 31, 2015, CCA had $439.0 million in borrowings under the $900.0 Million Revolving Credit Facility as well as $14.5 million in letters of credit outstanding resulting in $446.5 million available under the $900.0 Million Revolving Credit Facility.

The $900.0 Million Revolving Credit Facility is secured by a pledge of all of the capital stock of CCA’s domestic subsidiaries, 65% of the capital stock of CCA’s foreign subsidiaries, all of CCA’s accounts receivable, and all of CCA’s deposit accounts. The $900.0 Million Revolving Credit Facility requires CCA to meet certain financial covenants, including, without limitation, a maximum total leverage ratio, a maximum secured leverage ratio, and a minimum fixed charge coverage ratio. As of December 31, 2015, CCA was in compliance with all such covenants. In addition, the $900.0 Million Revolving Credit Facility contains certain covenants that, among other things, limit the incurrence of additional indebtedness, acquisitions and other investments, payment of dividends and other customary restricted payments, transactions with affiliates, asset sales, mergers and consolidations, liquidations, prepayments and modifications of other indebtedness, liens and other encumbrances and other matters customarily restricted in such agreements. In addition, the $900.0 Million Revolving Credit Facility is subject to certain cross-default provisions with terms of CCA’s other indebtedness, and is subject to acceleration upon the occurrence of a change of control.

Incremental Term Loan. On October 6, 2015, CCA obtained $100.0 million under an Incremental Term Loan (“Term Loan”) under the “accordion” feature of the $900.0 Million Revolving Credit Facility. Net proceeds from the Term Loan were used to pay down a portion of the $900.0 Million Revolving Credit Facility. Interest rates under the Term Loan are the same as the interest rates under the $900.0 Million Revolving Credit Facility, except that the interest rate on the Term Loan is at a base rate plus a margin of 0.50% or at LIBOR plus a margin of 1.75% during the first two fiscal quarters following closing of the Term Loan. CCA capitalized approximately $0.6 million of costs associated with obtaining the Term Loan. The Term Loan has the same collateral requirements, financial and certain other covenants, and cross-default provisions as the $900.0 Million Revolving Credit Facility. The Term Loan, which is pre-payable, also has a maturity coterminous with the $900.0 Million Revolving Credit Facility due July 2020, with scheduled principal payments in years 2016 through 2020.

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

On September 25, 2015, CCA completed the offering of $250.0 million aggregate principal amount of 5.0% senior notes due October 15, 2022 (the “5.0% Senior Notes”). Interest on the 5.0% Senior Notes accrues at the stated rate and is payable in April and October of each year. CCA capitalized $3.4 million for third-party fees and expenses associated with the new issuance of the 5.0% Senior Notes. CCA used net proceeds from the offering to pay down a portion of the $900.0 Million Revolving Credit Facility and to pay related fees and expenses.

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

As of December 31, 2015, neither CCA nor any of its subsidiary guarantors had any material or significant restrictions on CCA’s ability to obtain funds from its subsidiaries by dividend or loan or to transfer assets from such subsidiaries.

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

Other Debt Transactions

Letters of Credit. At December 31, 2015 and 2014, CCA had $14.5 million and $16.3 million, respectively, in outstanding letters of credit. The letters of credit were issued to secure CCA’s workers’ compensation and general liability insurance policies, performance bonds, and utility deposits. The letters of credit outstanding at December 31, 2015 and 2014 were provided by a sub-facility under the $900.0 Million Revolving Credit Facility.

Debt Maturities

Scheduled principal payments as of December 31, 2015 for the next five years and thereafter were as follows (in thousands):

2016	$5,000
2017	10,000
2018	10,000
2019	15,000
2020	824,000
Thereafter	600,000

Total debt	$1,464,000

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

Income tax expense (benefit) is comprised of the following components (in thousands):

	For the Years Ended December 31,
	2015	2014	2013

Current income tax expense (benefit)
Federal	$2,519	$9,326	$13,674
State	136	828	2,368

	2,655	10,154	16,042

Deferred income tax expense (benefit)
Federal	5,589	(2,280)	(144,771)
State	117	(931)	(6,266)

	5,706	(3,211)	(151,037)

Income tax expense (benefit)	$8,361	$6,943	$(134,995)

Significant components of CCA’s deferred tax assets and liabilities as of December 31, 2015 and 2014, are as follows (in thousands):

	December 31,
	2015	2014

Noncurrent deferred tax assets:
Asset reserves and liabilities not yet deductible for tax	$28,589	$31,634
Tax over book basis of certain assets	893	924
Net operating loss and tax credit carryforwards	5,287	5,008
Intangible contract value	2,717	2,877
Other	460	579

Total noncurrent deferred tax assets	37,946	41,022
Less valuation allowance	(3,780)	(4,065)

Total noncurrent deferred tax assets	34,166	36,957

Noncurrent deferred tax liabilities:
Book over tax basis of certain assets	(15,238)	(11,332)
Intangible lease value	(8,862)	(9,431)
Other	(242)	(664)

Total noncurrent deferred tax liabilities	(24,342)	(21,427)

Net total noncurrent deferred tax assets	$9,824	$15,530

The tax benefits associated with equity-based compensation reduced income taxes payable by $0.5 million, $0.7 million, and $0.4 million during 2015, 2014, and 2013, respectively. Such benefits were recorded as increases to stockholders’ equity.

A reconciliation of the income tax provision at the statutory income tax rate and the effective tax rate as a percentage of income from continuing operations before income taxes for the years ended December 31, 2015, 2014, and 2013 is as follows:

	2015	2014	2013

Statutory federal rate	35.0%	35.0%	35.0%
Dividends paid deduction	(31.9)	(31.1)	(30.7)
State taxes, net of federal tax benefit	0.9	0.8	1.1
Permanent differences	0.4	0.1	3.0
Impact of REIT election	—	—	(87.0)
Other items, net	(0.8)	(1.4)	(1.0)

	3.6%	3.4%	(79.6)%

CCA’s effective tax rate was 3.6%, 3.4%, and (79.6)% during 2015, 2014, and 2013, respectively. CCA’s effective tax rate is significantly different in 2015 and 2014 from 2013 as a result of its election to be taxed as a REIT effective January 1, 2013. As a result of CCA’s election to be taxed as a REIT effective January 1, 2013, CCA recorded during the first quarter of 2013 a net tax benefit of $137.7 million for the revaluation of certain deferred tax assets and liabilities and other income taxes associated with the REIT conversion based on the revised tax structure. As a REIT, CCA is entitled to a deduction for dividends paid, resulting in a substantial reduction in the amount of federal income tax expense it recognizes. Substantially all of CCA’s income tax expense is incurred based on the earnings generated by its TRSs. CCA’s overall effective tax rate is estimated based on its current projection of taxable income primarily generated in its TRSs. The Company’s consolidated effective tax rate could fluctuate in the future based on changes in estimates of taxable income, the relative amounts of taxable income generated by the TRSs and the REIT, the implementation of additional tax planning strategies, changes in federal or state tax rates or laws affecting tax credits available to the Company, changes in other tax laws, changes in estimates related to uncertain tax positions, or changes in state apportionment factors, as well as changes in the valuation allowance applied to the Company’s deferred tax assets that are based primarily on the amount of state net operating losses and tax credits that could expire unused.

CCA had no liabilities for uncertain tax positions as of December 31, 2015 and 2014. CCA recognizes interest and penalties related to unrecognized tax positions in income tax expense. CCA does not currently anticipate that the total amount of unrecognized tax positions will significantly change in the next twelve months. However, CCA did have an income tax receivable of $21.2 million and $12.8 million as of December 31, 2015 and 2014, respectively, representing overpayment of federal income tax, which is included in prepaid expenses and other current assets in the accompanying consolidated balance sheets.

CCA’s U.S. federal income tax returns for tax years 2012 through 2014 remain subject to examination by the Internal Revenue Service (“IRS”). During the third quarter of 2015, the Company was notified that the IRS would commence an audit of the federal income tax return of one of the Company’s TRSs for the year ended December 31, 2013. The audit has just begun and, therefore, it is too early to predict the outcome of the audit.

All states in which CCA files income tax returns follow the same statute of limitations as federal, with the exception of the following states whose open tax years include 2011 through 2014: Arizona, California, Colorado, Kentucky, Minnesota, New Jersey, Texas, and Wisconsin.

13.	DISCONTINUED OPERATIONS

In April 2014, the FASB issued ASU 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity”, which changed the criteria for reporting a discontinued operation. Specifically, ASU 2014-08 changed the current definition of “discontinued operations” so that only disposals of components that represent a strategic shift that has (or will have) a major effect on an entity’s operations and financial results qualify for discontinued operations reporting. ASU 2014-08 also expanded the disclosure requirements for discontinued operations and requires new disclosures related to a disposal of an individually significant component of an entity that does not qualify for discontinued operations reporting. ASU 2014-08 was effective for interim and annual periods beginning after December 15, 2014, required prospective application, and permitted early adoption beginning in the first quarter of 2014.

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

There were no results of operations during 2015 and 2014 at these two facilities. The following table summarizes the results of operations for these two facilities for the year ended December 31, 2013 (in thousands):

2013

REVENUE:
Managed-only	$19,984

19,984

EXPENSES:
Managed-only	22,529
Depreciation and amortization	799
Asset impairments	2,637

25,965

OPERATING LOSS	(5,981)

Other (expense) income	(17)

LOSS BEFORE INCOME TAXES	(5,998)

Income tax benefit	2,241

LOSS FROM DISCONTINUED OPERATIONS, NET OF TAXES	$(3,757)

There were no assets and no accounts payable and accrued expenses associated with discontinued operations as of December 31, 2015. There were no assets and $0.1 million of accounts payable and accrued expenses associated with discontinued operations as of December 31, 2014.

14.	STOCKHOLDERS’ EQUITY

Dividends on Common Stock

The tax characterization of dividends per share on common shares as reported to stockholders was as follows for the years ended December 31, 2015, 2014, and 2013:

Declaration Date	Record Date	Payable Date	Ordinary Income		Return of Capital		Total Per Share
February 22, 2013	April 3, 2013	April 15, 2013	0.346119		0.183881		$0.53
May 16, 2013	July 3, 2013	July 15, 2013	0.313466		0.166534		$0.48
August 16, 2013	October 2, 2013	October 15, 2013	0.313466		0.166534		$0.48
December 12, 2013	January 2, 2014	January 15, 2014	0.48	(1)	—		$0.48
February 20, 2014	April 2, 2014	April 15, 2014	0.51	(2)	—		$0.51
May 15, 2014	July 2, 2014	July 15, 2014	0.51	(2)	—		$0.51
August 14, 2014	October 2, 2014	October 15, 2014	0.51	(2)	—		$0.51
December 11, 2014	January 2, 2015	January 15, 2015	0.382836	(3)	0.127164		$0.51
February 20, 2015	April 2, 2015	April 15, 2015	0.405355	(4)	0.134645		$0.54
May 14, 2015	July 2, 2015	July 15, 2015	0.405355	(4)	0.134645		$0.54
August 13, 2015	October 2, 2015	October 15, 2015	0.405355	(4)	0.134645		$0.54
December 10, 2015	January 4, 2016	January 15, 2016	—	(5)	—	(5)	$0.54

(1)	$0.072069 of this amount constitutes a “Qualified Dividend”, as defined by the IRS.
(2)	$0.076573 of this amount constitutes a “Qualified Dividend”, as defined by the IRS.
(3)	$0.048357 of this amount constitutes a “Qualified Dividend”, as defined by the IRS.
(4)	$0.051202 of this amount constitutes a “Qualified Dividend”, as defined by the IRS.
(5)	Taxable in 2016.

In addition, on April 8, 2013, CCA’s Board of Directors declared a special dividend to stockholders of $675.0 million, or approximately $6.66 per share of common stock, in connection with CCA’s previously announced plan to qualify and convert to a REIT for federal income tax purposes effective as of January 1, 2013. The special dividend was paid in satisfaction of requirements that CCA distribute its accumulated earnings and profits attributable to tax periods ending prior to January 1, 2013. CCA paid the special dividend on May 20, 2013 to stockholders of record as of April 19, 2013. The special dividend constituted a qualified dividend of which $6.647357 was taxable as ordinary income to stockholders in 2013, and $0.012643 constituted a return of capital.

Each CCA stockholder could elect to receive payment of the special dividend either in all cash, all shares of CCA common stock or a combination of cash and CCA common stock, with the total amount of cash payable to stockholders limited to a maximum of 20% of the total value of the special dividend, or $135.0 million. The total amount of cash elected by stockholders exceeded 20% of the total value of the special dividend. As a result, the cash payment was prorated among those stockholders who elected to receive cash, and the remaining portion of the special dividend was paid in shares of CCA common stock. The total number of shares of CCA common stock distributed pursuant to the special dividend was 13.9 million and was determined based on stockholder elections and the average closing price per share of CCA common stock on the New York Stock Exchange for the three trading days after May 9, 2013, or $38.90 per share.

Future dividends will depend on CCA’s distribution requirements as a REIT, future earnings, capital requirements, financial condition, opportunities for alternative uses of capital, and on such other factors as the Board of Directors of CCA may consider relevant.

Common Stock

Restricted shares. During 2015, CCA issued approximately 438,000 shares of restricted common stock units (“RSUs”) to certain of CCA’s employees and non-employee directors, with an aggregate value of $17.5 million, including 385,000 RSUs to employees and non-employee directors whose compensation is charged to general and administrative expense and 53,000 RSUs to employees whose compensation is charged to operating expense. During 2014, CCA issued approximately 548,000 RSUs to certain of its employees and non-employee directors, with an aggregate value of $17.8 million, including 478,000 RSUs to employees and non-employee directors whose compensation is charged to general and administrative expense and 70,000 RSUs to employees whose compensation is charged to operating expense.

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

Nonvested restricted common stock transactions as of December 31, 2015 and for the year then ended are summarized below (in thousands, except per share amounts).

	Shares of restricted common stock and RSUs	Weighted average grant date fair value

Nonvested at December 31, 2014	1,020	$32.93
Granted	438	$40.04
Cancelled	(43)	$35.52
Vested	(440)	$31.51

Nonvested at December 31, 2015	975	$36.65

During 2015, 2014, and 2013, CCA expensed $14.7 million ($1.5 million of which was recorded in operating expenses and $13.2 million of which was recorded in general and administrative expenses), $12.1 million ($1.4 million of which was recorded in operating expenses and $10.7 million of which was recorded in general and administrative expenses), and $9.8 million ($1.2 million of which was recorded in operating expenses and $8.6 million of which was recorded in general and administrative expenses), net of forfeitures, relating to the restricted common stock and RSUs, respectively. As of December 31, 2015, CCA had $17.4 million of total unrecognized compensation cost related to restricted common stock and RSUs that is expected to be recognized over a remaining weighted-average period of 1.7 years. The total fair value of restricted common stock and RSUs that vested during 2015, 2014, and 2013 was $13.9 million, $9.8 million, and $10.5 million, respectively.

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

In 2015, 2014, and 2013, CCA elected not to issue stock options to its non-employee directors, officers, and executive officers as it had in the past and instead elected to issue all of its equity compensation in the form of restricted common stock and RSUs as previously described herein. During 2015, 2014, and 2013, CCA expensed $0.7 million, $1.9 million, and $3.1 million, respectively, net of estimated forfeitures relating to its outstanding stock options, all of which was charged to general and administrative expenses.

Stock option transactions relating to CCA’s non-qualified stock option plans are summarized below (in thousands, except exercise prices):

	No. of options	Weighted- Average Exercise Price of options	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at December 31, 2014	1,884	$20.00
Granted	—	—
Exercised	(413)	18.65
Cancelled	(4)	22.34

Outstanding at December 31, 2015	1,467	$20.37	4.0	$9,044

Exercisable at December 31, 2015	1,416	$20.28	4.0	$8,846

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between CCA’s stock price as of December 31, 2015 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2015. This amount changes based on the fair market value of CCA’s stock. The total intrinsic value of options exercised during the years ended December 31, 2015, 2014, and 2013 was $7.3 million, $12.3 million, and $36.9 million, respectively.

Nonvested stock option transactions relating to CCA’s non-qualified stock option plans as of December 31, 2015 and changes during the year ended December 31, 2015 are summarized below (in thousands, except grant date fair values):

	Number of options	Weighted average grant date fair value
Nonvested at December 31, 2014	282	$6.66
Granted	—	$—
Cancelled	(4)	$6.34
Vested	(227)	$6.70

Nonvested at December 31, 2015	51	$6.50

As of December 31, 2015, CCA had $0.1 million of total unrecognized compensation cost related to stock options that is expected to be recognized over a remaining weighted-average period of 0.4 years.

At CCA’s 2011 annual meeting of stockholders held in May 2011, CCA’s stockholders approved an amendment to the 2008 Stock Incentive Plan that increased the authorized limit on issuance of new awards to an aggregate of up to 18.0 million shares. In addition, during the 2003 annual meeting the stockholders approved the adoption of CCA’s Non-Employee Directors’ Compensation Plan, authorizing CCA to issue up to 225,000 shares of common stock pursuant to the plan. As of December 31, 2015, CCA had 10.3 million shares available for issuance under the Amended and Restated 2008 Stock Incentive Plan and 0.2 million shares available for issuance under the Non-Employee Directors’ Compensation Plan.

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

A reconciliation of the numerator and denominator of the basic earnings per share computation to the numerator and denominator of the diluted earnings per share computation is as follows (in thousands, except per share data):

	For the Years Ended December 31,
	2015	2014	2013

NUMERATOR
Basic:
Income from continuing operations	$221,854	$195,022	$304,592
Loss from discontinued operations, net of taxes	—	—	(3,757)

Net income	$221,854	$195,022	$300,835

Diluted:
Income from continuing operations	$221,854	$195,022	$304,592
Loss from discontinued operations, net of taxes	—	—	(3,757)

Diluted net income	$221,854	$195,022	$300,835

DENOMINATOR
Basic:
Weighted average common shares outstanding	116,949	116,109	109,617

Diluted:
Weighted average common shares outstanding	116,949	116,109	109,617
Effect of dilutive securities:
Stock options	631	895	1,279
Restricted stock-based compensation	205	308	354

Weighted average shares and assumed conversions	117,785	117,312	111,250

BASIC EARNINGS PER SHARE:
Income from continuing operations	$1.90	$1.68	$2.77
Loss from discontinued operations, net of taxes	—	—	(0.03)

Net income	$1.90	$1.68	$2.74

DILUTED EARNINGS PER SHARE:
Income from continuing operations	$1.88	$1.66	$2.73
Loss from discontinued operations, net of taxes	—	—	(0.03)

Net income	$1.88	$1.66	$2.70

As discussed in Note 14, on May 20, 2013, CCA paid a special dividend in connection with its conversion to a REIT. The stockholders were allowed to elect to receive their payment of the special dividend either in all cash, all shares of CCA common stock, or a combination of cash and CCA common stock, except that CCA placed a limit on the aggregate amount of cash payable to the stockholders. Under ASC 505, “Equity” and ASU 2010-01, “Accounting for Distributions to Shareholders with Components of Stock and Cash, a consensus of the FASB Emerging Issues Task Force”, a distribution that allows shareholders to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in earnings per share prospectively. As such, the stock portion of the special dividend, totaling 13.9 million shares, is presented prospectively in basic and diluted earnings per share as presented above and was not presented retroactively for all periods presented.

Approximately 8,000, 12,000, and 15,000 stock options were excluded from the computations of diluted earnings per share for the years ended December 31, 2015, 2014, and 2013, respectively, because they were anti-dilutive.

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

In connection with the issuance of the revenue bonds, CCA is obligated, under a debt service deficit agreement, to pay the trustee of the bond’s trust indenture (the “Trustee”) amounts necessary to pay any debt service deficits consisting of principal and interest requirements (outstanding principal balance of $12.8 million at December 31, 2015 plus future interest payments). In the event the state of Tennessee, which is currently utilizing the facility to house certain inmates, exercises its option to purchase the correctional facility, CCA is also obligated to pay the difference between principal and interest owed on the bonds on the date set for the redemption of the bonds and amounts paid by the state of Tennessee for the facility plus all other funds on deposit with the Trustee and available for redemption of the bonds. Ownership of the facility reverts to the state of Tennessee in 2017 at no cost. Therefore, CCA does not currently believe the state of Tennessee will exercise its option to purchase the facility. At December 31, 2015, the outstanding principal balance of the bonds exceeded the purchase price option by $6.0 million.

Retirement Plan

All employees of CCA are eligible to participate in the Corrections Corporation of America 401(k) Savings and Retirement Plan (the “Plan”) upon reaching age 18 and completing one year of qualified service. Eligible employees may contribute up to 90% of their eligible compensation, subject to IRS limitations. For the years ended December 31, 2015, 2014, and 2013, CCA provided a discretionary matching contribution equal to 100% of the employee’s contributions up to 5% of the employee’s eligible compensation to employees with at least one thousand hours of employment in the plan year. Prior to January 1, 2012, employer contributions were made to those who were employed by CCA on the last day of the plan year, and investment earnings or losses thereon become vested 20% after two years of service, 40% after three years of service, 80% after four years of service, and 100% after five or more years of service. Effective January 1, 2012, the Plan adopted a safe harbor provision that provides, among other changes, future employer matching contributions to be paid into the Plan each pay period and vest immediately.

During the years ended December 31, 2015, 2014, and 2013, CCA’s discretionary contributions to the Plan, net of forfeitures, were $12.0 million, $11.1 million, and $11.8 million, respectively.

Deferred Compensation Plans

During 2002, the compensation committee of the board of directors approved CCA’s adoption of two non-qualified deferred compensation plans (the “Deferred Compensation Plans”) for non-employee directors and for certain senior executives. The Deferred Compensation Plans are unfunded plans maintained for the purpose of providing CCA’s directors and certain of its senior executives the opportunity to defer a portion of their compensation. Under the terms of the Deferred Compensation Plans, certain senior executives may elect to contribute on a pre-tax basis up to 50% of their base salary and up to 100% of their cash bonus, and non-employee directors may elect to contribute on a pre-tax basis up to 100% of their director retainer and meeting fees. During the years ended December 31, 2015, 2014, and 2013, CCA matched 100% of employee contributions up to 5% of total cash compensation. CCA also contributes a fixed rate of return on balances in the Deferred Compensation Plans, determined at the beginning of each plan year. Matching contributions and investment earnings thereon become vested 20% after two years of service, 40% after three years of service, 80% after four years of service, and 100% after five or more years of service. Distributions are generally payable no earlier than five years subsequent to the date an individual becomes a participant in the Plan, or upon termination of employment (or the date a director ceases to serve as a director of CCA), at the election of the participant. Distributions to senior executives must commence on or before the later of 60 days after the participant’s separation from service or the fifteenth day of the month following the month the individual attains age 65.

During each of the years 2015, 2014, and 2013, CCA provided a fixed return of 5.6% to participants in the Deferred Compensation Plans. CCA has purchased life insurance policies on the lives of certain employees of CCA, which are intended to fund distributions from the Deferred Compensation Plans. CCA is the sole beneficiary of such policies. At the inception of the Deferred Compensation Plans, CCA established an irrevocable Rabbi Trust to secure the plans’ obligations. However, assets in the Deferred Compensation Plans are subject to creditor claims in the event of bankruptcy. During 2015, 2014, and 2013, CCA recorded $0.3 million, $0.2 million, and $0.2 million, respectively, of matching contributions as general and administrative expense associated with the Deferred Compensation Plans. Assets in the Rabbi Trust were $16.9 million and $17.9 million as of December 31, 2015 and 2014, respectively. As of December 31, 2015 and 2014, CCA’s liability related to the Deferred Compensation Plans was $15.1 million and $15.7 million, respectively, which was reflected in accounts payable and accrued expenses and other liabilities in the accompanying balance sheets.

Employment and Severance Agreements

CCA currently has employment agreements with several of its executive officers, which provide for the payment of certain severance amounts upon termination of employment under certain circumstances or a change of control, as defined in the agreements.

17.	SEGMENT REPORTING

As of December 31, 2015, CCA owned and managed 60 correctional and detention facilities, and managed 11 correctional and detention facilities it did not own. In addition, CCA owned six facilities that it leased to third-party operators. Management views CCA’s operating results in one operating segment. However, the Company has chosen to report financial performance segregated for (1) owned and managed correctional and detention facilities and (2) managed-only correctional and detention facilities as the Company believes this information is useful to users of the financial statements. Owned and managed facilities include the operating results of those facilities placed into service that were owned or controlled via a long-term lease and managed by CCA. Managed-only facilities include the operating results of those facilities owned by a third party and managed by CCA. The operating performance of the owned and managed and the managed-only correctional and detention facilities can be measured based on their net operating income. CCA defines facility net operating income as a facility’s operating income or loss from operations before interest, taxes, asset impairments, depreciation, and amortization.

The revenue and net operating income for the owned and managed and the managed-only facilities and a reconciliation to CCA’s operating income is as follows for the three years ended December 31, 2015, 2014, and 2013 (in thousands):

	For the Years Ended December 31,
	2015	2014	2013

Revenue:
Owned and managed	$1,543,750	$1,379,986	$1,386,355
Managed-only	211,995	232,685	301,454

Total management revenue	1,755,745	1,612,671	1,687,809

Operating expenses:
Owned and managed	1,038,070	928,857	941,638
Managed-only	190,010	207,355	261,903

Total operating expenses	1,228,080	1,136,212	1,203,541

Facility net operating income
Owned and managed	505,680	451,129	444,717
Managed-only	21,985	25,330	39,551

Total facility net operating income	527,665	476,459	484,268

Other revenue (expense):
Rental and other revenue	37,342	34,196	6,488
Other operating expense	(28,048)	(19,923)	(16,810)
General and administrative expense	(103,936)	(106,429)	(103,590)
Depreciation and amortization	(151,514)	(113,925)	(112,692)
Asset impairments	(955)	(30,082)	(6,513)

Operating income	$280,554	$240,296	$251,151

The following table summarizes capital expenditures including accrued amounts for the years ended December 31, 2015, 2014, and 2013 (in thousands):

	For the Years Ended December 31,
	2015	2014	2013
Capital expenditures:
Owned and managed	$382,781	$246,333	$96,975
Managed-only	4,049	3,171	3,719
Corporate and other	28,611	13,056	10,852
Discontinued operations	—	—	72

Total capital expenditures	$415,441	$262,560	$111,618

The total assets are as follows (in thousands):

	December 31,
	2015	2014
Assets:
Owned and managed	$2,966,762	$2,745,905
Managed-only	54,491	68,146
Corporate and other	334,765	303,595

Total assets	$3,356,018	$3,117,646

18.	SUBSEQUENT EVENTS

During February 2016, CCA issued approximately 0.6 million RSUs to certain of CCA’s employees and non-employee directors, with an aggregate value of $17.3 million. Unless earlier vested under the terms of the RSU agreement, approximately 0.4 million RSUs were issued to officers and executive officers and are subject to vesting over a three-year period based upon satisfaction of certain annual performance criteria for the fiscal years ending December 31, 2016, 2017, and 2018. Approximately 0.2 million RSUs issued to other employees vest evenly on the first, second, and third anniversary of the award. Shares of RSUs issued to non-employee directors vest on the first anniversary of the award. Any RSUs that become vested will be settled in shares of CCA’s common stock.

On February 19, 2016, the Company’s Board of Directors declared a quarterly dividend of $0.54 per common share payable April 15, 2016 to stockholders of record on April 1, 2016.

19.	CONDENSED CONSOLIDATING FINANCIAL STATEMENTS OF CCA AND SUBSIDIARIES

The following condensed consolidating financial statements of CCA and subsidiaries have been prepared pursuant to Rule 3-10 of Regulation S-X. These condensed consolidating financial statements have been prepared from the Company’s financial information on the same basis of accounting as the consolidated financial statements.

CONDENSED CONSOLIDATING BALANCE SHEET

As of December 31, 2015

(in thousands)

ASSETS	Parent	Combined Subsidiary Guarantors	Consolidating Adjustments and Other	Total Consolidated Amounts

Cash and cash equivalents	$15,666	$49,625	$—	$65,291
Restricted cash	637	240	—	877
Accounts receivable, net of allowance	300,632	159,286	(225,462)	234,456
Prepaid expenses and other current assets	3,760	43,706	(6,032)	41,434

Total current assets	320,695	252,857	(231,494)	342,058

Property and equipment, net	2,526,278	356,782	—	2,883,060

Restricted cash	131	—	—	131
Investment in direct financing lease	684	—	—	684
Goodwill	20,402	15,155	—	35,557
Non-current deferred tax assets	—	10,217	(393)	9,824
Other assets	241,510	57,120	(213,926)	84,704

Total assets	$3,109,700	$692,131	$(445,813)	$3,356,018

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accounts payable and accrued expenses	$191,600	$357,569	$(231,494)	$317,675
Income taxes payable	—	1,920	—	1,920
Current portion of long-term debt	5,000	—	—	5,000

Total current liabilities	196,600	359,489	(231,494)	324,595

Long-term debt, net of current portion	1,448,316	113,761	(115,000)	1,447,077
Non-current deferred tax liabilities	393	—	(393)	—
Deferred revenue	—	63,289	—	63,289
Other liabilities	1,643	56,666	—	58,309

Total liabilities	1,646,952	593,205	(346,887)	1,893,270

Total stockholders’ equity	1,462,748	98,926	(98,926)	1,462,748

Total liabilities and stockholders’ equity	$3,109,700	$692,131	$(445,813)	$3,356,018

CONDENSED CONSOLIDATING BALANCE SHEET

As of December 31, 2014

(in thousands)

ASSETS	Parent	Combined Subsidiary Guarantors	Consolidating Adjustments and Other	Total Consolidated Amounts

Cash and cash equivalents	$12,337	$62,056	$—	$74,393
Accounts receivable, net of allowance	167,626	178,911	(97,949)	248,588
Prepaid expenses and other current assets	17,060	34,705	(21,990)	29,775

Total current assets	197,023	275,672	(119,939)	352,756

Property and equipment, net	2,459,053	199,575	—	2,658,628

Restricted cash	1,267	1,591	—	2,858
Investment in direct financing lease	3,223	—	—	3,223
Goodwill	—	16,110	—	16,110
Non-current deferred tax assets	—	16,019	(489)	15,530
Other assets	233,607	45,584	(210,650)	68,541

Total assets	$2,894,173	$554,551	$(331,078)	$3,117,646

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accounts payable and accrued expenses	$218,403	$205,213	$(106,050)	$317,566
Income taxes payable	195	1,173	—	1,368
Note payable to an affiliate	—	13,854	(13,854)	—
Current liabilities of discontinued operations	—	54	—	54

Total current liabilities	218,598	220,294	(119,904)	318,988

Long-term debt	1,191,917	113,538	(115,000)	1,190,455
Non-current deferred tax liabilities	490	—	(490)	—
Deferred revenue	—	87,227	—	87,227
Other liabilities	1,668	37,808	—	39,476

Total liabilities	1,412,673	458,867	(235,394)	1,636,146

Total stockholders’ equity	1,481,500	95,684	(95,684)	1,481,500

Total liabilities and stockholders’ equity	$2,894,173	$554,551	$(331,078)	$3,117,646

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the year ended December 31, 2015

(in thousands)

	Parent	Combined Subsidiary Guarantors	Consolidating Adjustments and Other	Total Consolidated Amounts

REVENUES	$1,184,878	$1,469,105	$(860,896)	$1,793,087

EXPENSES:
Operating	889,203	1,227,821	(860,896)	1,256,128
General and administrative	33,248	70,688	—	103,936
Depreciation and amortization	82,745	68,769	—	151,514
Asset impairments	—	955	—	955

	1,005,196	1,368,233	(860,896)	1,512,533

OPERATING INCOME	179,682	100,872	—	280,554

OTHER (INCOME) EXPENSE:
Interest expense, net	35,919	13,777	—	49,696
Expenses associated with debt refinancing transactions	701	—	—	701
Other (income) expense	232	(414)	124	(58)

	36,852	13,363	124	50,339

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	142,830	87,509	(124)	230,215

Income tax expense	(1,541)	(6,820)	—	(8,361)

INCOME FROM CONTINUING OPERATIONS	141,289	80,689	(124)	221,854

Income from equity in subsidiaries	80,565	—	(80,565)	—

NET INCOME	$221,854	$80,689	$(80,689)	$221,854

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the year ended December 31, 2014

(in thousands)

	Parent	Combined Subsidiary Guarantors	Consolidating Adjustments and Other	Total Consolidated Amounts

REVENUES	$1,250,199	$1,268,654	$(871,986)	$1,646,867

EXPENSES:
Operating	896,470	1,131,651	(871,986)	1,156,135
General and administrative	33,508	72,921	—	106,429
Depreciation and amortization	80,820	33,105	—	113,925
Asset impairments	29,915	167	—	30,082

	1,040,713	1,237,844	(871,986)	1,406,571

OPERATING INCOME	209,486	30,810	—	240,296

OTHER (INCOME) EXPENSE:
Interest expense, net	35,138	4,397	—	39,535
Other (income) expense	302	(786)	(720)	(1,204)

	35,440	3,611	(720)	38,331

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	174,046	27,199	720	201,965

Income tax expense	(552)	(6,391)	—	(6,943)

INCOME FROM CONTINUING OPERATIONS	173,494	20,808	720	195,022

Income from equity in subsidiaries	21,528	—	(21,528)	—

NET INCOME	$195,022	$20,808	$(20,808)	$195,022

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the year ended December 31, 2013

(in thousands)

	Parent	Combined Subsidiary Guarantors	Consolidating Adjustments and Other	Total Consolidated Amounts

REVENUES	$1,268,763	$1,351,695	$(926,161)	$1,694,297

EXPENSES:
Operating	945,750	1,200,762	(926,161)	1,220,351
General and administrative	31,290	72,300	—	103,590
Depreciation and amortization	76,112	36,580	—	112,692
Asset impairments	—	6,513	—	6,513

	1,053,152	1,316,155	(926,161)	1,443,146

OPERATING INCOME	215,611	35,540	—	251,151

OTHER (INCOME) EXPENSE:
Interest expense, net	38,319	6,807	—	45,126
Expenses associated with debt refinancing transactions	28,563	7,965	—	36,528
Other (income) expense	(45)	23	(78)	(100)

	66,837	14,795	(78)	81,554

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	148,774	20,745	78	169,597

Income tax benefit (expense)	143,590	(8,595)	—	134,995

INCOME FROM CONTINUING OPERATIONS	292,364	12,150	78	304,592

Income from equity in subsidiaries	8,471	—	(8,471)	—
Loss from discontinued operations, net of taxes	—	(3,757)	—	(3,757)

NET INCOME	$300,835	$8,393	$(8,393)	$300,835

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the year ended December 31, 2015

(in thousands)

	Parent	Combined Subsidiary Guarantors	Consolidating Adjustments And Other	Total Consolidated Amounts
Net cash provided by operating activities	$102,371	$297,427	$—	$399,798
Net cash used in investing activities	(93,891)	(212,215)	(103,175)	(409,281)
Net cash provided by (used in) financing activities	(5,151)	(97,643)	103,175	381

Net (decrease) increase in cash and cash equivalents	3,329	(12,431)	—	(9,102)

CASH AND CASH EQUIVALENTS, beginning of year	12,337	62,056	—	74,393

CASH AND CASH EQUIVALENTS, end of year	$15,666	$49,625	$—	$65,291

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the year ended December 31, 2014

(in thousands)

	Parent	Combined Subsidiary Guarantors	Consolidating Adjustments And Other	Total Consolidated Amounts
Net cash provided by operating activities	$296,087	$127,494	$—	$423,581
Net cash used in investing activities	(73,404)	(102,337)	(21,146)	(196,887)
Net cash used in financing activities	(241,993)	(9,373)	21,146	(230,220)

Net (decrease) increase in cash and cash equivalents	(19,310)	15,784	—	(3,526)

CASH AND CASH EQUIVALENTS, beginning of year	31,647	46,272	—	77,919

CASH AND CASH EQUIVALENTS, end of year	$12,337	$62,056	$—	$74,393

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the year ended December 31, 2013

(in thousands)

	Parent	Combined Subsidiary Guarantors	Consolidating Adjustments And Other	Total Consolidated Amounts
Net cash provided by operating activities	$211,247	$158,257	$—	$369,504
Net cash used in investing activities	(83,895)	(56,617)	15,000	(125,512)
Net cash used in financing activities	(95,705)	(118,265)	(15,000)	(228,970)

Net increase (decrease) in cash and cash equivalents	31,647	(16,625)	—	15,022

CASH AND CASH EQUIVALENTS, beginning of year	—	62,897	—	62,897

CASH AND CASH EQUIVALENTS, end of year	$31,647	$46,272	$—	$77,919

20.	SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Selected quarterly financial information for each of the quarters in the years ended December 31, 2015 and 2014 is as follows (in thousands, except per share data):

	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015

Revenue	$426,000	$459,295	$459,957	$447,835
Operating income	68,826	79,753	65,436	66,539
Net income	57,277	65,303	50,676	48,598

Basic earnings per share:
Net income	$0.49	$0.56	$0.43	$0.41

Diluted earnings per share:
Net income	$0.49	$0.55	$0.43	$0.41

	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014

Revenue	$404,222	$410,694	$408,474	$423,477
Operating income	63,066	65,535	69,850	41,845	(1)
Net income	51,738	55,732	57,546	30,006	(1)

Basic earnings per share:
Net income	$0.45	$0.48	$0.50	$0.26	(1)

Diluted earnings per share:
Net income	$0.44	$0.48	$0.49	$0.25	(1)

(1)	The earnings amounts in the fourth quarter of 2014 were unfavorably impacted by $27.8 million of non-cash impairments recorded to write down the book values of two of CCA’s non-core facilities to the estimated fair values, as discussed in Note 5.

CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES

SCHEDULE III - REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2015

(in thousands)

Description	Location	Initial Cost to Company		Cost Capitalized Subsequent to Acquisition	Gross Amount at Which Carried at Close of Period			Accumulated Depreciation (B)	Date Constructed/ Acquired
		Land	Buildings and Improvements		Land and Land Improvements	Buildings and Leasehold Improvements	Total (A)
Adams County Correctional Center	Adams County, Mississippi	$874	$119,565	$2,859	$1,084	$122,214	$123,298	$(17,556)	2008
Austin Residential Re-entry Center	Del Valle, Texas	4,190	1,058	300	4,190	1,358	5,548	(12)	2015
Austin Transitional Center	Del Valle, Texas	19,488	4,607	850	19,488	5,457	24,945	(40)	2015
Bent County Correctional Facility	Las Animas, Colorado	550	13,115	66,601	1,212	79,054	80,266	(20,146)	1992
Bridgeport Pre-Parole Transfer Facility	Bridgeport, Texas	70	291	588	209	740	949	(516)	1995
Broad Street Residential Re-entry Center	Philadelphia, Pennsylvania	663	2,700	—	663	2,700	3,363	(28)	2015
CAI - Boston Avenue	San Diego, California	800	11,440	29	834	11,435	12,269	(935)	2013
California City Correctional Center	California City, California	1,785	125,337	8,663	2,484	133,301	135,785	(42,414)	1999
Carver Transitional Center	Oklahoma City, Oklahoma	8,562	4,631	810	8,562	5,441	14,003	(39)	2015
Central Arizona Detention Center	Florence, Arizona	1,298	57,857	32,064	3,090	88,129	91,219	(30,515)	1994
Chester Residential Re-entry Center	Chester, Pennsylvania	657	2,679	—	657	2,679	3,336	(28)	2015
Cheyenne Transitional Center	Cheyenne, Wyoming	5,567	2,092	380	5,567	2,472	8,039	(18)	2015
Cibola County Corrections Center	Milan, New Mexico	444	16,215	29,857	1,319	45,197	46,516	(16,173)	1994
Cimarron Correctional Facility	Cushing, Oklahoma	250	71,303	43,035	581	114,007	114,588	(31,418)	1997
Coffee Correctional Facility	Nicholls, Georgia	194	28,361	46,150	853	73,852	74,705	(18,959)	1998
Corpus Christi Transitional Center	Corpus Christi, Texas	—	1,886	352	—	2,238	2,238	(40)	2015
Crossroads Correctional Center	Shelby, Montana	413	33,196	7,295	867	40,037	40,904	(30,419)	1999
Crowley County Correctional Facility	Olney Springs, Colorado	211	46,845	27,920	2,174	72,802	74,976	(19,646)	2003

Description	Location	Initial Cost to Company		Cost Capitalized Subsequent to Acquisition	Gross Amount at Which Carried at Close of Period				Accumulated Depreciation (B)	Date Constructed/ Acquired
		Land	Buildings and Improvements		Land and Land Improvements	Buildings and Leasehold Improvements	Total (A)
D.C. Correctional Treatment Facility	Washington, D.C.	—	—	6,131	71	6,060	6,131		(4,876)	1997
Dallas Transitional Center	Hutchins, Texas	—	3,852	1,569	—	5,421	5,421		(53)	2015
Davis Correctional Facility	Holdenville, Oklahoma	250	66,701	40,336	890	106,397	107,287		(29,715)	1996
Diamondback Correctional Facility	Watonga, Oklahoma	208	41,677	22,585	567	63,903	64,470		(21,440)	1998
Eden Detention Facility	Eden, Texas	925	27,645	33,401	5,459	56,512	61,971		(19,397)	1995
El Paso Multi-Use Facility	El Paso, Texas	14,936	4,536	948	14,936	5,484	20,420		(40)	2015
El Paso Transitional Center	El Paso, Texas	10,325	4,198	700	10,325	4,898	15,223		(34)	2015
Eloy Detention Center	Eloy, Arizona	498	33,308	14,652	1,851	46,607	48,458		(16,432)	1995
Florence Correctional Center	Florence, Arizona	—	75,674	10,763	1,042	85,395	86,437		(27,107)	1999
Fort Worth Transitional Center	Fort Worth, Texas	3,251	334	221	3,251	555	3,806		(31)	2015
Houston Processing Center	Houston, Texas	2,250	53,373	37,619	3,332	89,910	93,242		(29,222)	1984
Huerfano County Correctional Center	Walsenburg, Colorado	124	26,358	4,095	984	29,593	30,577		(12,301)	1997
Jenkins Correctional Center	Millen, Georgia	208	48,158	43	237	48,172	48,409		(3,708)	2012
Kit Carson Correctional Center	Burlington, Colorado	432	35,980	42,929	960	78,381	79,341		(19,302)	1998
La Palma Correctional Center	Eloy, Arizona	283	183,155	12,068	482	195,024	195,506		(31,077)	2008
Lake Erie Correctional Institution	Conneaut, Ohio	2,871	69,779	2,715	3,669	71,696	75,365		(5,990)	2011
Laredo Processing Center	Laredo, Texas	788	26,737	2,169	968	28,726	29,694		(10,336)	1985
Leavenworth Detention Center	Leavenworth, Kansas	130	44,970	42,549	464	87,185	87,649		(25,013)	1992
Lee Adjustment Center	Beattyville, Kentucky	500	515	16,090	1,217	15,888	17,105		(6,265)	1998
Leo Chesney Correctional Center	Live Oak, California	250	4,774	1,577	250	6,351	6,601		(2,609)	1989
Marion Adjustment Center	St. Mary, Kentucky	250	9,994	8,277	915	17,606	18,521		(5,985)	1998
McRae Correctional Facility	McRae, Georgia	462	60,396	17,601	992	77,467	78,459		(17,668)	2000
Mineral Wells Pre-Parole Transfer Facility	Mineral Wells, Texas	176	22,589	—	100	—	100	(C)	—	1995

Description	Location	Initial Cost to Company		Cost Capitalized Subsequent to Acquisition	Gross Amount at Which Carried at Close of Period				Accumulated Depreciation (B)	Date Constructed/ Acquired
		Land	Buildings and Improvements		Land and Land Improvements	Buildings and Leasehold Improvements	Total (A)
Nevada Southern Detention Center	Pahrump, Nevada	7,548	64,362	9,306	8,330	72,886	81,216		(9,275)	2010
New Mexico Women’s Correctional Facility	Grants, New Mexico	142	15,888	14,237	816	29,451	30,267		(11,622)	1989
North Fork Correctional Facility	Sayre, Oklahoma	—	42,166	59,153	458	100,861	101,319		(26,514)	1998
Northeast Ohio Correctional Center	Youngstown, Ohio	750	39,583	8,305	1,675	46,963	48,638		(16,860)	1997
Otay Mesa Detention Center	San Diego, California	28,845	114,411	8,160	37,005	114,411	151,416		(1,424)	2015
Otter Creek Correctional Center	Wheelwright, Kentucky	500	24,487	11,336	1,447	34,876	36,323		(13,054)	1998
Prairie Correctional Facility	Appleton, Minnesota	100	22,306	8,700	1,065	30,041	31,106		(13,145)	1991
Queensgate Correctional Facility	Cincinnati, Ohio	750	15,221	498	340	498	838	(C)	(15)	1998
Red Rock Correctional Center	Eloy, Arizona	10	78,456	21,240	255	99,451	99,706		(20,878)	2006
Roth Hall Residential Re-entry Center	Philadelphia, PA	654	2,693	—	654	2,693	3,347		(28)	2015
Saguaro Correctional Facility	Eloy, Arizona	193	98,903	402	471	99,027	99,498		(17,191)	2007
San Diego Correctional Facility	San Diego, California	—	92,458	—	—	—	—	(D)	—	1999
Shelby Training Center	Memphis, Tennessee	150	6,393	3,076	275	9,344	9,619		(9,403)	1986
South Texas Family Residential Center	Dilley, Texas	—	146,974	8,290	35	155,229	155,264	(E)	(31,655)	2015
Stewart Detention Center	Lumpkin, Georgia	143	70,560	14,555	743	84,515	85,258		(17,383)	2004
T. Don Hutto Residential Center	Taylor, Texas	183	13,418	4,147	591	17,157	17,748		(6,701)	1997
Tallahatchie County Correctional Facility	Tutwiler, Mississippi	—	44,638	94,194	1,539	137,293	138,832		(38,115)	2000
Torrance County Detention Facility	Estancia, New Mexico	511	52,599	7,666	1,704	59,072	60,776		(21,293)	1990
Trousdale Turner Correctional Center	Hartsville, TN	649	135,412	—	649	135,412	136,061		(230)	2015
Tulsa Transitional Center	Tulsa, OK	8,206	4,061	710	8,206	4,771	12,977		(34)	2015
Turley Residential Center	Tulsa, OK	421	4,105	810	421	4,915	5,336		(36)	2015

Description	Location	Initial Cost to Company		Cost Capitalized Subsequent to Acquisition	Gross Amount at Which Carried at Close of Period			Accumulated Depreciation (B)	Date Constructed/ Acquired
		Land	Buildings and Improvements		Land and Land Improvements	Buildings and Leasehold Improvements	Total (A)
Walker Hall Residential Re-entry Center	Philadelphia, PA	654	2,693	—	654	2,693	3,347	(28)	2015
Webb County Detention Center	Laredo, Texas	498	20,160	5,961	2,101	24,518	26,619	(9,360)	1998
West Tennessee Detention Facility	Mason, Tennessee	538	31,931	5,685	2,040	36,114	38,154	(14,467)	1990
Wheeler Correctional Facility	Alamo, Georgia	117	30,781	42,184	423	72,659	73,082	(18,901)	1998
Whiteville Correctional Facility	Whiteville, Tennessee	303	51,694	6,139	1,667	56,469	58,136	(19,443)	1998

Totals		$136,998	$2,614,234	$921,545	$180,360	$3,361,663	$3,542,023	$(834,558)

NOTES TO SCHEDULE III - REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION

(A)	The aggregate cost of properties for federal income tax purposes is approximately $3.4 billion at December 31, 2015.
(B)	Depreciation is calculated using estimated useful lives of depreciable assets up to 50 years for prison facilities.
(C)	CCA recorded non-cash impairments during the fourth quarter of 2014 to write down the book values of the Queensgate and Mineral Wells facilities to the estimated fair values assuming asset sales for uses other than correctional facilities.
(D)	We transitioned operations from the 1,154-bed San Diego Correctional Facility to the newly constructed 1,482-bed Otay Mesa Detention Center in the fourth quarter of 2015. The San Diego Correctional Facility was subject to a ground lease with the County of San Diego. Upon expiration of the lease on December 31, 2015, ownership of the facility automatically reverted to the County of San Diego.
(E)	The South Texas Family Residential Center is subject to a lease agreement with a third-party lessor. This agreement resulted in CCA being deemed the owner of the newly constructed assets for accounting purposes, in accordance with ASC 840-40-55, formerly Emerging Issues Task Force No. 97-10, “The Effect of Lessee Involvement in Asset Construction.”

CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES

SCHEDULE III - REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION

FOR THE YEARS ENDED DECEMBER 31, 2015, 2014, AND 2013

(in thousands)

	For the Years Ended December 31,
	2015	2014	2013
Investment in Real Estate:
Balance at beginning of period	$3,071,094	$3,078,902	$3,049,672
Additions through Capital Expenditures	433,481	45,929	18,106
Acquisitions	131,348	—	12,270
Sale of real estate for cash	—	(4,368)	(554)
Asset Impairments	—	(49,247)	—
Reclassifications and other	(93,900)	(122)	(592)

Balance at end of period	$3,542,023	$3,071,094	$3,078,902

Accumulated Depreciation:
Balance at beginning of period	$(815,980)	$(755,761)	$(680,965)
Depreciation	(113,611)	(79,745)	(75,069)
Disposals/Other	95,033	118	273
Asset Impairments	—	19,408	—

Balance at end of period	$(834,558)	$(815,980)	$(755,761)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CORRECTIONS CORPORATION OF AMERICA

Date: February 25, 2016	By:	/s/ Damon T. Hininger
Damon T. Hininger, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed by the following persons on behalf of the registrant and in the capabilities and on the dates indicated.

/s/ Damon T. Hininger	February 25, 2016
Damon T. Hininger, President and Chief Executive Officer (Principal Executive Officer and Director)

/s/ David M. Garfinkle	February 25, 2016
David M. Garfinkle, Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ John D. Ferguson	February 25, 2016
John D. Ferguson, Chairman of the Board of Directors

/s/ Donna M. Alvarado	February 25, 2016
Donna M. Alvarado, Director

/s/ Robert J. Dennis	February 25, 2016
Robert J. Dennis, Director

/s/ Mark A. Emkes	February 25, 2016
Mark A. Emkes, Director

/s/ C. Michael Jacobi	February 25, 2016
C. Michael Jacobi, Director

/s/ Anne L. Mariucci	February 25, 2016
Anne L. Mariucci, Director

/s/ Thurgood Marshall, Jr.	February 25, 2016
Thurgood Marshall, Jr., Director

/s/ Charles L. Overby	February 25, 2016
Charles L. Overby, Director

/s/ John R. Prann, Jr.	February 25, 2016
John R. Prann, Jr., Director

/s/ Joseph V. Russell	February 25, 2016
Joseph V. Russell, Director

INDEX OF EXHIBITS

Exhibits marked with an * are filed herewith. Exhibits marked with ** are furnished herewith. Other exhibits have previously been filed with the Securities and Exchange Commission (the “Commission”) and are incorporated herein by reference.

Exhibit Number	Description of Exhibits

3.1	Articles of Amendment and Restatement of the Company (previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K (Commission File no. 001-16109), filed with the Commission on May 20, 2013 and incorporated herein by this reference).

3.2	Seventh Amended and Restated Bylaws of the Company (previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K (Commission File no. 001-16109), filed with the Commission on January 11, 2016 and incorporated herein by this reference).

4.1	Specimen of certificate representing shares of the Company’s Common Stock (previously filed as Exhibit 4.2 to the Company’s Annual Report on Form 10-K (Commission File no. 001-16109), filed with the Commission on March 22, 2002 and incorporated herein by this reference).

4.2	Indenture (2020 Notes), dated as of April 4, 2013, by and among the Company, certain of its subsidiaries, and U.S. Bank National Association, as Trustee (previously filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K (Commission File no. 001-16109), filed with the Commission on April 8, 2013 and incorporated herein by this reference).

4.3	Indenture (2023 Notes), dated as of April 4, 2013, by and among the Company, certain of its subsidiaries, and U.S. Bank National Association, as Trustee (previously filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K (Commission File no. 001-16109), filed with the Commission on April 8, 2013 and incorporated herein by this reference).

4.4	Indenture (2022 Notes), dated as of September 25, 2015, by and between the Company and U.S. Bank National Association, as Trustee (previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K (Commission File no. 001-16109), filed with the Commission on September 25, 2015 and incorporated herein by this reference).

4.5	Form of 4.125% Senior Note due 2020 (incorporated by reference to Exhibit A to Exhibit 4.2 hereof).

4.6	Form of 4.625% Senior Note due 2023 (incorporated by reference to Exhibit A to Exhibit 4.3 hereof).

Exhibit Number	Description of Exhibits

4.7	Form of 5.00% Senior Note due 2022 (incorporated by reference to Exhibit A to Exhibit 4.10 hereof).

4.8	Supplemental Indenture (2020 Notes), dated as of September 4, 2013, by and among the Company, certain of its subsidiaries, and U.S. Bank National Association, as Trustee (previously filed as Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q (Commission File no. 001-16109), filed with the Commission on November 7, 2013 and incorporated herein by this reference).

4.9	Supplemental Indenture (2023 Notes), dated as of September 4, 2013, by and among the Company, certain of its subsidiaries, and U.S. Bank National Association, as Trustee (previously filed as Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q (Commission File no. 001-16109), filed with the Commission on November 7, 2013 and incorporated herein by this reference).

4.10	First Supplemental Indenture (2022 Notes), dated as of September 25, 2015, by and among the Company, certain of its subsidiaries, and U.S. Bank National Association, as Trustee (previously filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K (Commission File no. 001-16109), filed with the Commission on September 25, 2015 and incorporated herein by this reference).

4.11*	Schedule of additional Supplemental Indentures (2020 Notes), relating to the Supplemental Indenture in Exhibit 4.8 hereof.

4.12*	Schedule of additional Supplemental Indentures (2023 Notes), relating to the Supplemental Indenture in Exhibit 4.9 hereof.

4.13*	Schedule of additional Supplemental Indentures (2022 Notes), relating to the Supplemental Indenture in Exhibit 4.10 hereof.

10.1	Amended and Restated Credit Agreement, dated as of January 6, 2012, by and among the Company, as Borrower, certain lenders and Bank of America, N.A., as Administrative Agent and Wells Fargo Bank, National Association, as Syndication Agent for the lenders (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (Commission File no. 001-16109), filed with the Commission on January 10, 2012 and incorporated herein by this reference).

10.2	Amendment to the Amended and Restated Credit Agreement, dated as of March 22, 2013, by and among the Company, as Borrower, certain lenders and Bank of America, N.A., as Administrative Agent and Wells Fargo Bank, National Association, as Syndication Agent for the lenders (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (Commission File no. 001-16109), filed with the Commission on March 25, 2013 and incorporated herein by this reference).

Exhibit Number	Description of Exhibits

10.3	Second Amendment to the Amended and Restated Credit Agreement, dated as of July 22, 2015, by and among the Company, as Borrower, certain lenders and Bank of America, N.A., as Administrative Agent (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (Commission File no. 001-16109), filed with the Commission on July 24, 2015 and incorporated herein by this reference).

10.4	Third Amendment and Incremental Term Loan Agreement to the Amended and Restated Credit Agreement, dated as of October 6, 2015, by and among the Company, as Borrower, certain lenders and Bank of America, N.A., as Administrative Agent (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (Commission File no. 001-16109), filed with the Commission on October 7, 2015 and incorporated herein by this reference).

10.5	The Company’s Amended and Restated 1997 Employee Share Incentive Plan (previously filed as Exhibit 10.15 to the Company’s Annual Report on Form 10-K (Commission File no. 001-16109), filed with the Commission on March 12, 2004 and incorporated herein by this reference).

10.6	Form of Non-qualified Stock Option Agreement for the Company’s Amended and Restated 1997 Employee Share Incentive Plan (previously filed as Exhibit 10.17 to the Company’s Annual Report on Form 10-K (Commission File no. 001-16109), filed with the Commission on March 7, 2005 and incorporated herein by this reference).

10.7	The Company’s Amended and Restated 2000 Stock Incentive Plan (previously filed as Exhibit 10.20 to the Company’s Annual Report on Form 10-K (Commission File no. 001-16109), filed with the Commission on March 12, 2004 and incorporated herein by this reference).

10.8	Amendment No. 1 to the Company’s Amended and Restated 2000 Stock Incentive Plan (previously filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (Commission File no. 001-16109), filed with the Commission on November 5, 2004 and incorporated herein by this reference).

10.9	First Amendment to Amended and Restated 2000 Stock Incentive Plan of the Company (previously filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (Commission File no. 001-16109), filed with the Commission on August 7, 2008 and incorporated herein by this reference).

10.10	Second Amendment to Amended and Restated 2000 Stock Incentive Plan of the Company (previously filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K (Commission File no. 001-16109), filed with the Commission on August 18, 2009 and incorporated herein by this reference).

Exhibit Number	Description of Exhibits

10.11	The Company’s Non-Employee Directors’ Compensation Plan (previously filed as Appendix C to the Company’s definitive Proxy Statement relating to its Annual Meeting of Stockholders (Commission File no. 001-16109), filed with the Commission on April 11, 2003 and incorporated herein by this reference).

10.12	Form of Employee Non-qualified Stock Option Agreement for the Company’s Amended and Restated 2000 Stock Incentive Plan (previously filed as Exhibit 10.15 to the Company’s Annual Report on Form 10-K (Commission File no. 001-16109), filed with the Commission on March 7, 2006 and incorporated herein by this reference).

10.13	Form of Director Non-qualified Stock Option Agreement for the Company’s Amended and Restated 2000 Stock Incentive Plan (previously filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (Commission File no. 001-16109), filed with the Commission on August 7, 2007 and incorporated herein by this reference).

10.14	Form of Restricted Stock Agreement for the Company’s Amended and Restated 2000 Stock Incentive Plan (previously filed as Exhibit 10.16 to the Company’s Annual Report on Form 10-K (Commission File no. 001-16109), filed with the Commission on March 7, 2006 and incorporated herein by this reference).

10.15	The Company’s 2008 Stock Incentive Plan (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (Commission File no. 001-16109), filed with the Commission on May 11, 2007 and incorporated herein by this reference).

10.16	Form of Executive Non-qualified Stock Option Agreement for the Company’s 2008 Stock Incentive Plan (previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K (Commission File no. 001-16109), filed with the Commission on February 21, 2008 and incorporated herein by this reference).

10.17	Amended Form of Executive Non-qualified Stock Option Agreement for the Company’s 2008 Stock Incentive Plan (previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K (Commission File no. 001-16109), filed with the Commission on February 23, 2009 and incorporated herein by this reference).

10.18	Form of Director Non-qualified Stock Option Agreement for the Company’s 2008 Stock Incentive Plan (previously filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K (Commission File no. 001-16109), filed with the Commission on February 21, 2008 and incorporated herein by this reference).

Exhibit Number	Description of Exhibits

10.19	Form of Restricted Stock Agreement for the Company’s 2008 Stock Incentive Plan (previously filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K (Commission File no. 001-16109), filed with the Commission on February 21, 2008 and incorporated herein by this reference).

10.20	Form of Executive Restricted Stock Unit Agreement for the Company’s 2008 Stock Incentive Plan (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (Commission File no. 001-16109), filed with the Commission on February 23, 2009 and incorporated herein by this reference).

10.21	The Company’s Amended and Restated 2008 Stock Incentive Plan (previously filed as Exhibit 10.1 of the Company’s Current Report on Form 8-K (Commission File no. 001-16109), filed with the Commission on May 17, 2011 and incorporated herein by this reference).

10.22	Form of Executive Restricted Stock Unit Award Agreement for the Company’s Amended and Restated 2008 Stock Incentive Plan (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (Commission File no. 001-16109), filed with the Commission on March 21, 2012 and incorporated herein by this reference).

10.23	Form of Director Restricted Stock Agreement for the Company’s Amended and Restated 2008 Stock Incentive Plan (previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K (Commission File no. 001-16109), filed with the Commission on May 17, 2011 and incorporated herein by this reference).

10.24	Form of Non-Employee Directors Restricted Stock Unit Award Agreement with deferral provisions for the Company’s Amended and Restated 2008 Stock Incentive Plan (previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K (Commission File no. 001-16109), filed with the Commission on March 21, 2012 and incorporated herein by this reference).

10.25	Form of Non-Employee Directors Restricted Stock Unit Award Agreement for the Company’s Amended and Restated 2008 Stock Incentive Plan (previously filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K (Commission File no. 001-16109), filed with the Commission on March 21, 2012 and incorporated herein by this reference).

10.26	Form of Restricted Stock Unit Award Agreement for the Company’s Amended and Restated 2008 Stock Incentive Plan (Time-Vesting Form for Executive Officers) (previously filed as Exhibit 10.23 to the Company’s Annual Report on Form 10-K (Commission File no. 001-16109), filed with the Commission on February 27, 2013 and incorporated herein by this reference).

Exhibit Number	Description of Exhibits

10.27	Amended and Restated Non-Employee Director Deferred Compensation Plan (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (Commission File no. 001-16109), filed with the Commission on August 16, 2007 and incorporated herein by this reference).

10.28	Amendment to the Amended and Restated Non-Employee Director Deferred Compensation Plan (previously filed as Exhibit 10.35 to the Company’s Annual Report on Form 10-K (Commission File no. 001-16109), filed with the Commission on February 24, 2010 and incorporated herein by this reference).

10.29	Amended and Restated Executive Deferred Compensation Plan (previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K (Commission File no. 001-16109), filed with the Commission on August 16, 2007 and incorporated herein by this reference).

10.30	Form of Indemnification Agreement (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (Commission File no. 001-16109), filed with the Commission on August 18, 2009 and incorporated herein by this reference).

10.31	Notice Letter from John D. Ferguson to the Company (previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K (Commission File no. 001-16109), filed with the Commission on August 18, 2009 and incorporated herein by this reference).

10.32	Letter Agreement, dated as of October 15, 2009, with John D. Ferguson (previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K (Commission File no. 001-16109), filed with the Commission on October 15, 2009 and incorporated herein by this reference).

10.33	Transition Agreement, dated as of May 1, 2014, with Todd J Mullenger (previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K (Commission File no. 001-16109), filed with the Commission on April 15, 2014 and incorporated herein by this reference).

10.34	Form of Executive Employment Agreement, effective as of January 1, 2015 (previously filed as Exhibit 10.32 to the Company’s Current Report on Form 10-K (Commission File no. 001-16109), filed with the Commission on February 25, 2015 and incorporated herein by this reference).

21.1*	Subsidiaries of the Company.

23.1*	Consent of Independent Registered Public Accounting Firm.

Exhibit Number	Description of Exhibits

31.1*	Certification of the Company’s Chief Executive Officer pursuant to Securities and Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Company’s Chief Financial Officer pursuant to Securities and Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase