Form 10-Q
period 2016-03-31
CORRECTIONS CORP OF AMERICA
filed 2016-05-05
CIK 1070985

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: MARCH 31, 2016

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

Indicate the number of shares outstanding of each class of Common Stock as of April 29, 2016:

Shares of Common Stock, $0.01 par value per share: 117,476,991 shares outstanding.

CORRECTIONS CORPORATION OF AMERICA

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2016

PART I – FINANCIAL INFORMATION

ITEM 1. – FINANCIAL STATEMENTS.

CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED AND AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	March 31, 2016	December 31, 2015
ASSETS

Cash and cash equivalents	$54,816	$65,291
Restricted cash	—	877
Accounts receivable, net of allowance of $1,169 and $459, respectively	208,304	234,456
Prepaid expenses and other current assets	28,641	41,434

Total current assets	291,761	342,058

Property and equipment, net	2,854,109	2,883,060

Restricted cash	218	131
Investment in direct financing lease	—	684
Goodwill	35,001	35,557
Non-current deferred tax assets	8,949	9,824
Other assets	83,766	84,704

Total assets	$3,273,804	$3,356,018

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accounts payable and accrued expenses	$308,576	$317,675
Income taxes payable	2,421	1,920
Current portion of long-term debt	6,250	5,000

Total current liabilities	317,247	324,595

Long-term debt, net of current portion	1,400,128	1,447,077
Deferred revenue	54,641	63,289
Other liabilities	55,332	58,309

Total liabilities	1,827,348	1,893,270

Commitments and contingencies

Preferred stock – $0.01 par value; 50,000 shares authorized; none issued and outstanding at March 31, 2016 and December 31, 2015, respectively	—	—
Common stock – $0.01 par value; 300,000 shares authorized; 117,477 and 117,232 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively	1,175	1,172
Additional paid-in capital	1,763,685	1,762,394
Accumulated deficit	(318,404)	(300,818)

Total stockholders’ equity	1,446,456	1,462,748

Total liabilities and stockholders’ equity	$3,273,804	$3,356,018

The accompanying notes are an integral part of these consolidated financial statements.

CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED AND AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	For the Three Months Ended March 31,
	2016	2015

REVENUES	$447,385	$426,000

EXPENSES:
Operating	313,918	300,662
General and administrative	26,480	26,872
Depreciation and amortization	42,059	28,685
Asset impairments	—	955

	382,457	357,174

OPERATING INCOME	64,928	68,826

OTHER (INCOME) EXPENSE:
Interest expense, net	17,544	10,190
Other income	(83)	(26)

	17,461	10,164

INCOME BEFORE INCOME TAXES	47,467	58,662

Income tax expense	(1,160)	(1,385)

NET INCOME	$46,307	$57,277

BASIC EARNINGS PER SHARE	$0.39	$0.49

DILUTED EARNINGS PER SHARE	$0.39	$0.49

REGULAR DIVIDENDS DECLARED PER SHARE	$0.54	$0.54

The accompanying notes are an integral part of these consolidated financial statements.

CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED AND AMOUNTS IN THOUSANDS)

	For the Three Months Ended March 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$46,307	$57,277
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	42,059	28,685
Asset impairments	—	955
Amortization of debt issuance costs and other non-cash interest	792	776
Deferred income taxes	875	637
Non-cash revenue and other income	(496)	(496)
Income tax benefit of equity compensation	(16)	(379)
Non-cash equity compensation	3,781	3,798
Other expenses and non-cash items	787	1,545
Changes in assets and liabilities, net:
Accounts receivable, prepaid expenses and other assets	39,014	22,930
Accounts payable, accrued expenses and other liabilities	(13,311)	1,788
Income taxes payable	517	(330)

Net cash provided by operating activities	120,309	117,186

CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for facility development and expansions	(7,793)	(63,366)
Expenditures for other capital improvements	(6,290)	(14,562)
Capitalized lease payments	—	(16,283)
Acquisition of businesses, net of cash acquired	(1,780)	—
Decrease in restricted cash	240	—
Proceeds from sale of assets	139	45
Decrease in other assets	661	2,048
Payments received on direct financing lease and notes receivable	606	537

Net cash used in investing activities	(14,217)	(91,581)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of debt	55,000	70,000
Principal repayments of debt	(101,250)	(30,000)
Payment of debt issuance and other refinancing and related costs	(66)	—
Payment of lease obligations	(3,260)	—
Dividends paid	(65,108)	(61,136)
Income tax benefit of equity compensation	16	379
Purchase and retirement of common stock	(3,528)	(9,261)
Decrease in restricted cash for dividends	550	500
Proceeds from exercise of stock options	1,079	3,542

Net cash used in financing activities	(116,567)	(25,976)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(10,475)	(371)

CASH AND CASH EQUIVALENTS, beginning of period	65,291	74,393

CASH AND CASH EQUIVALENTS, end of period	$54,816	$74,022

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest (net of amounts capitalized of $60 and $1,196 in 2016 and 2015, respectively)	$3,602	$2,099

Income taxes paid (refunded)	$(12,028)	$1,167

The accompanying notes are an integral part of these consolidated financial statements.

CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2016

(UNAUDITED AND AMOUNTS IN THOUSANDS)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Par Value
Balance as of December 31, 2015	117,232	$1,172	$1,762,394	$(300,818)	$1,462,748

Net income	—	—	—	46,307	46,307

Retirement of common stock	(120)	(1)	(3,527)	—	(3,528)

Regular dividends declared on common stock ($0.54 per share)	—	—	—	(63,950)	(63,950)

Restricted stock compensation, net of forfeitures	(1)	—	3,636	57	3,693

Income tax benefit of equity compensation	—	—	16	—	16

Stock option compensation expense, net of forfeitures	—	—	88	—	88

Restricted stock grants	307	3	—	—	3

Stock options exercised	59	1	1,078	—	1,079

Balance as of March 31, 2016	117,477	$1,175	$1,763,685	$(318,404)	$1,446,456

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

MARCH 31, 2016

1.	ORGANIZATION AND OPERATIONS

Corrections Corporation of America (together with its subsidiaries, the “Company” or “CCA”) is the nation’s largest owner of privatized correctional, detention, and residential reentry facilities and one of the largest prison operators in the United States. As of March 31, 2016, CCA owned or controlled 49 correctional and detention facilities, owned or controlled 17 residential reentry facilities, and managed an additional 11 correctional and detention facilities owned by its government partners, with a total design capacity of approximately 88,500 beds in 20 states and the District of Columbia.

CCA is a Real Estate Investment Trust (“REIT”) specializing in owning, operating and managing prisons and other correctional facilities and providing residential, community reentry, and prisoner transportation services for governmental agencies. In addition to providing fundamental residential services, CCA’s facilities offer a variety of rehabilitation and educational programs, including basic education, faith-based services, life skills and employment training, and substance abuse treatment. These services are intended to help reduce recidivism and to prepare offenders for their successful reentry into society upon their release. CCA also provides or makes available to offenders certain health care (including medical, dental and mental health services), food services, and work and recreational programs.

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

The accompanying unaudited interim consolidated financial statements have been prepared by the Company and, in the opinion of management, reflect all normal recurring adjustments necessary for a fair presentation of results for the unaudited interim periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted. The results of operations for the interim period are not necessarily indicative of the results to be obtained for the full fiscal year. Reference is made to the audited financial statements of CCA included in its Annual Report on Form 10-K as of and for the year ended December 31, 2015 filed with the Securities and Exchange Commission (the “SEC”) on February 25, 2016 (File No. 001-16109) (the “2015 Form 10-K”) with respect to certain significant accounting and financial reporting policies as well as other pertinent information of the Company.

Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers”, which establishes a single, comprehensive revenue recognition standard for all contracts with customers. For public reporting entities such as CCA, ASU 2014-09 was originally effective for interim and annual periods beginning after December 15, 2016 and early adoption of the ASU was not permitted. In July 2015, the FASB agreed to defer the effective date of the ASU for public reporting entities by one year, or to interim and annual periods beginning after December 15, 2017. Early adoption is now allowed as of the original effective date for public companies. In summary, the core principle of ASU 2014-09 is to recognize revenue when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. Companies are allowed to select between two transition methods: (1) a full retrospective transition method with the application of the new guidance to each prior reporting period presented, or (2) a modified retrospective transition method that recognizes the cumulative effect on prior periods at the date of adoption together with additional footnote disclosures. CCA is currently planning to adopt the standard when effective in its fiscal year 2018. CCA is reviewing the ASU to determine the potential impact it might have on the Company’s results of operations or financial position and its related financial statement disclosures, along with evaluating which transition method will be utilized upon adoption.

In February 2016, the FASB issued ASU 2016-02, “Leases (Accounting Standards Codification 842)”, which requires lessees to put most leases on their balance sheets but recognize expenses on their income statements in a manner similar to current accounting requirements. ASU 2016-02 also eliminates current real estate-specific provisions for all entities. For lessors, the ASU modifies the classification criteria and the accounting for sales-type and direct financing leases. For public reporting entities such as CCA, guidance in ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years, and early adoption of the ASU is permitted. Entities are required to use a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements. CCA does not currently expect that the new standard will have a material impact on its financial statements.

In March 2016, the FASB issued ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting”, that will change certain aspects of accounting for share-based payments to employees. ASU 2016-09 will require all income tax effects of awards to be recognized in the income statement when the awards vest or are settled. The new ASU will also allow an employer to repurchase more of an employee’s shares than it can currently for tax withholding purposes without triggering liability accounting, and to make a policy election to account for forfeitures. Companies will be required to elect whether to account for forfeitures of share-based payments by (1) recognizing forfeitures of awards as they occur, or (2) estimating the number of awards expected to be forfeited and adjusting the estimate when it is likely to change, as is currently required. For public reporting entities such as CCA, guidance in ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years, and early adoption of the ASU is permitted. All of the guidance in the ASU must be adopted in the same period. CCA is evaluating the ASU and expects to adopt in the 2017 fiscal year, but does not expect that the new standard will have a material impact on its financial statements.

Fair Value of Financial Instruments

To meet the reporting requirements of Accounting Standards Codification (“ASC”) 825, “Financial Instruments”, regarding fair value of financial instruments, CCA calculates the estimated fair value of financial instruments using market interest rates, quoted market prices of similar instruments, or discounted cash flow techniques with observable Level 1 inputs for publicly traded debt and Level 2 inputs for all other financial instruments, as defined in ASC 820, “Fair Value Measurement”. At March 31, 2016 and December 31, 2015, there were no material differences between the carrying amounts and the estimated fair values of CCA’s financial instruments, other than as follows (in thousands):

	March 31, 2016		December 31, 2015
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Investment in direct financing lease	$2,617	$2,737	$3,223	$3,408
Note receivable from Agecraft Prison Management, LTD	$3,401	$5,659	$3,504	$5,864
Debt	$(1,417,750)	$(1,444,094)	$(1,464,000)	$(1,452,719)

Revenue Recognition – Multiple-Element Arrangement

In September 2014, CCA agreed under an expansion of an existing inter-governmental service agreement (“IGSA”) between the city of Eloy, Arizona and U.S. Immigration and Customs Enforcement (“ICE”) to provide residential space and services at the South Texas Family Residential Center. The amended IGSA qualifies as a multiple-element arrangement under the guidance in ASC 605, “Revenue Recognition”. CCA determined that there were five distinct elements related to the amended IGSA with ICE. In the three months ended March 31, 2016 and 2015, CCA recognized $70.7 million and $36.0 million, respectively, in revenue associated with the amended IGSA with the unrecognized balance of the fixed monthly payments reported in deferred revenue. The current portion of deferred revenue is reflected within accounts payable and accrued expenses while the long-term portion is reflected in deferred revenue in the accompanying consolidated balance sheets. As of March 31, 2016 and December 31, 2015, total deferred revenue associated with this agreement amounted to $87.3 million and $94.6 million, respectively.

3.	GOODWILL

ASC 350, “Intangibles-Goodwill and Other”, establishes accounting and reporting requirements for goodwill and other intangible assets. Goodwill was $35.0 million and

$35.6 million as of March 31, 2016 and December 31, 2015, respectively. This goodwill was established in connection with the acquisition of Avalon Correctional Services, Inc. (“Avalon”) in the fourth quarter of 2015, as further described in Note 5, the acquisition of Correctional Alternatives, Inc. during 2013, and the acquisitions of two service companies during 2000.

Under the provisions of ASC 350, CCA performs a qualitative assessment that may allow it to skip the annual two-step impairment test. Under ASC 350, a company has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. If the two-step impairment test is required, CCA determines the fair value of a reporting unit using a collaboration of various common valuation techniques, including market multiples and discounted cash flows. These impairment tests are required to be performed at least annually. CCA performs its impairment tests during the fourth quarter, in connection with its annual budgeting process, and concluded no impairments had occurred. CCA will perform these impairment tests at least annually and whenever circumstances indicate the carrying value of goodwill may not be recoverable.

4.	REAL ESTATE TRANSACTIONS

Idle Facilities

CCA has seven idled core facilities that are currently available and being actively marketed to other customers. CCA considers its core facilities to be those that were designed for adult secure correctional, detention, and residential reentry purposes. The following table summarizes each of the idled facilities and their respective carrying values, excluding equipment and other assets that could generally be transferred and used at other facilities CCA owns without significant cost (dollars in thousands):

	Design	Date	Net Carrying Values
Facility	Capacity	Idled	March 31, 2016	December 31, 2015
Prairie Correctional Facility	1,600	2010	$17,956	$17,961
Huerfano County Correctional Center	752	2010	18,089	18,276
Diamondback Correctional Facility	2,160	2010	42,659	43,030
Otter Creek Correctional Center	656	2012	23,212	23,270
Marion Adjustment Center	826	2013	12,427	12,536
Lee Adjustment Center	816	2015	10,715	10,840
North Fork Correctional Facility	2,400	2015	74,189	74,805

	9,210		$199,247	$200,718

From the date each of the aforementioned seven core facilities became idle, CCA incurred operating expenses of approximately $2.5 million and $1.8 million during the three months ended March 31, 2016 and 2015, respectively.

CCA also has four idled non-core facilities with carrying values amounting to $5.1 million as of both March 31, 2016 and December 31, 2015. CCA considers the Shelby Training Center, Queensgate Correctional Facility, Mineral Wells Pre-Parole Transfer Facility, and Leo Chesney Correctional Center to be non-core facilities because they were designed for uses other than for adult secure correctional purposes.

CCA considers the cancellation of a contract as an indicator of impairment and tested each of the aforementioned facilities for impairment when it was notified by the respective customers that they would no longer be utilizing such facility. Upon notification of cancellation by the respective customers, CCA concluded in each case that no impairment had occurred. CCA updates the impairment analyses on an annual basis for each of the idled facilities and evaluates on a quarterly basis market developments for the potential utilization of each of these facilities in order to identify events that may cause CCA to reconsider its most recent assumptions. As a result of CCA’s analyses, CCA determined each of the idled facilities to have recoverable values in excess of the corresponding carrying values.

Activations

Pursuant to an agreement with Trousdale County, Tennessee, CCA agreed to finance, design, construct, and operate a 2,552-bed facility to meet the responsibilities of a separate IGSA between Trousdale County and the state of Tennessee regarding correctional services. CCA invested approximately $144.0 million in the Trousdale Turner Correctional Center and construction was completed in the fourth quarter of 2015. In order to guarantee access to the beds at the facility, the IGSA with the state of Tennessee includes a minimum monthly payment plus a per diem payment for each inmate housed in the facility in excess of 90% of the design capacity, provided that during a twenty-six week ramp period the minimum payment is based on the greater of the number of inmates actually at the facility or 90% of the beds available pursuant to the ramp schedule. CCA began housing state of Tennessee inmates at the newly activated facility in January 2016. As of March 31, 2016, CCA housed approximately 1,200 inmates at the Trousdale Turner Correctional Center.

In December 2015, CCA announced it was awarded a new contract from the Arizona Department of Corrections to house up to an additional 1,000 medium-security inmates at its 1,596-bed Red Rock Correctional Center in Arizona. In connection with the new contract, CCA is expanding its Red Rock facility to a design capacity of 2,024 beds and adding additional space for inmate reentry programming. Total cost of the expansion is estimated at approximately $35.0 million to $38.0 million, including $8.8 million invested through March 31, 2016. Construction is expected to be completed late in the fourth quarter of 2016, although CCA expects to begin receiving inmates under the new contract during the third quarter of 2016.

5.	BUSINESS COMBINATIONS

During the fourth quarter of 2015, CCA closed on the acquisition of 100% of the stock of Avalon Correctional Services, Inc. (“Avalon”), along with two additional facilities operated by Avalon. The acquisition included 11 community corrections facilities with approximately 3,000 beds in Oklahoma, Texas, and Wyoming. CCA acquired Avalon, which specializes in community correctional services, drug and alcohol treatment services, and residential reentry services, as a strategic investment that continues to expand the reentry assets owned and services provided by the Company. The aggregate purchase price of $157.5 million, excluding transaction related expenses, includes two earn-outs. One earn-out for $5.5 million, which was based on the completion of and transition to a newly constructed facility that will deliver the contracted services provided at the Dallas Transitional Center, is expected to be paid in the second quarter of 2016. The second earn-out for up to $2.0 million is based on the achievement of certain utilization milestones over 12 months following the acquisition. CCA currently expects the remaining earn-out to be achieved. The acquisition was funded utilizing cash from CCA’s $900.0 Million Revolving Credit Facility, as defined hereafter.

In allocating the purchase price for the transaction, CCA recorded the following (in millions):

Property and equipment	$119.2
Intangible assets	18.5

Total identifiable assets	137.7
Goodwill	19.8

Total consideration	$157.5

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

On April 8, 2016, CCA closed on the acquisition of 100% of the stock of Correctional Management, Inc. (“CMI”), along with the real estate used in the operation of CMI’s business from two entities affiliated with CMI. CMI, a privately held community corrections company that operates seven community corrections facilities, including six owned and one leased, with approximately 600 beds in Colorado, specializes in community correctional services, drug and alcohol treatment services, and residential reentry services. CMI provides these services through multiple contracts with three counties in Colorado, as well as the Colorado Department of Corrections, a current partner of CCA’s. CCA acquired CMI as a strategic investment that continues to expand the reentry assets owned and services provided by the Company. The aggregate purchase price of the transaction was $35.0 million, excluding transaction related expenses. The transaction was funded utilizing cash from CCA’s $900.0 Million

Revolving Credit Facility, as defined hereafter. The Company is currently evaluating the allocation of the purchase price to determine the values of tangible and intangible assets. The results of operations for CMI will be included in the Company’s consolidated financial statements from the date of acquisition.

6.	DEBT

Debt outstanding as of March 31, 2016 and December 31, 2015 consists of the following (in thousands):

	March 31, 2016	December 31, 2015

$900.0 Million Revolving Credit Facility, principal due at maturity in July 2020; interest payable periodically at variable interest rates. The weighted average rate at both March 31, 2016 and December 31, 2015 was 1.9%.	$394,000	$439,000

Term Loan, scheduled principal payments through maturity in July 2020; interest payable periodically at variable interest rates. The rate at March 31, 2016 and December 31, 2015 was 2.2% and 2.0%, respectively. Unamortized debt issuance costs amounted to $0.5 million and $0.6 million at March 31, 2016 and December 31, 2015, respectively.	98,750	100,000

4.625% Senior Notes, principal due at maturity in May 2023; interest payable semi-annually in May and November at 4.625%. Unamortized debt issuance costs amounted to $4.4 million and $4.5 million at March 31, 2016 and December 31, 2015, respectively.	350,000	350,000

4.125% Senior Notes, principal due at maturity in April 2020; interest payable semi-annually in April and October at 4.125%. Unamortized debt issuance costs amounted to $3.3 million and $3.5 million at March 31, 2016 and December 31, 2015, respectively.	325,000	325,000

5.0% Senior Notes, principal due at maturity in October 2022; interest payable semi-annually in April and October at 5.0%. Unamortized debt issuance costs amounted to $3.2 million and $3.3 million at March 31, 2016 and December 31, 2015, respectively.	250,000	250,000

Total debt	1,417,750	1,464,000

Unamortized debt issuance costs	(11,372)	(11,923)

Current portion of long-term debt	(6,250)	(5,000)

Long-term debt, net of current portion	$1,400,128	$1,447,077

Revolving Credit Facility. During July 2015, CCA entered into an amended and restated $900.0 million senior secured revolving credit facility (the “$900.0 Million Revolving Credit Facility”). The $900.0 Million Revolving Credit Facility has an aggregate principal capacity of $900.0 million and a maturity of July 2020. The $900.0 Million Revolving Credit Facility also has an “accordion” feature that provides for uncommitted incremental extensions of credit in the form of increases in the revolving commitments or incremental term loans in an aggregate principal amount up to an additional $350.0 million as requested by CCA, subject to bank approval. At CCA’s option, interest on outstanding borrowings under the $900.0 Million Revolving Credit Facility is based on either a base rate plus a margin ranging from 0.00% to 0.75% or at LIBOR plus a margin ranging from 1.00% to 1.75% based on CCA’s leverage ratio. The $900.0 Million Revolving Credit Facility includes a $30.0 million sublimit for swing line loans that enables CCA to borrow at the base rate from the Administrative Agent without advance notice.

Based on CCA’s current leverage ratio, loans under the $900.0 Million Revolving Credit Facility bear interest at the base rate plus a margin of 0.50% or at LIBOR plus a margin of 1.50%, and a commitment fee equal to 0.35% of the unfunded balance. The $900.0 Million Revolving Credit Facility also has a $50.0 million sublimit for the issuance of standby letters of credit. As of March 31, 2016, CCA had $394.0 million in borrowings under the $900.0 Million Revolving Credit Facility as well as $21.5 million in letters of credit outstanding resulting in $484.5 million available under the $900.0 Million Revolving Credit Facility.

The $900.0 Million Revolving Credit Facility is secured by a pledge of all of the capital stock of CCA’s domestic subsidiaries, 65% of the capital stock of CCA’s foreign subsidiaries, all of CCA’s accounts receivable, and all of CCA’s deposit accounts. The $900.0 Million Revolving Credit Facility requires CCA to meet certain financial covenants, including, without limitation, a maximum total leverage ratio, a maximum secured leverage ratio, and a minimum fixed charge coverage ratio. As of March 31, 2016, CCA was in compliance with all such covenants. In addition, the $900.0 Million Revolving Credit Facility contains certain covenants that, among other things, limit the incurrence of additional indebtedness, payment of dividends and other customary restricted payments, transactions with affiliates, asset sales, mergers and consolidations, liquidations, prepayments and modifications of other indebtedness, liens and other encumbrances and other matters customarily restricted in such agreements. In addition, the $900.0 Million Revolving Credit Facility is subject to certain cross-default provisions with terms of CCA’s other indebtedness, and is subject to acceleration upon the occurrence of a change of control.

Incremental Term Loan. On October 6, 2015, CCA obtained $100.0 million under an Incremental Term Loan (“Term Loan”) under the “accordion” feature of the $900.0 Million Revolving Credit Facility. Interest rates under the Term Loan are the same as the interest rates under the $900.0 Million Revolving Credit Facility, except that the interest rate on the Term Loan is at a base rate plus a margin of 0.50% or at LIBOR plus a margin of 1.75% during the first two fiscal quarters following closing of the Term Loan. The Term Loan has the same collateral requirements, financial and certain other covenants, and cross-default provisions as the $900.0 Million Revolving Credit Facility. The Term Loan, which is pre-payable, also has a maturity coterminous with the $900.0 Million Revolving Credit Facility due July 2020, with scheduled quarterly principal payments in years 2016 through 2020. As of March 31, 2016, the outstanding balance of the Term Loan was $98.8 million.

Senior Notes. Interest on the $325.0 million aggregate principal amount of CCA’s 4.125% senior notes issued in April 2013 (the “4.125% Senior Notes”) accrues at the stated rate and is payable in April and October of each year. The 4.125% Senior Notes are scheduled to mature on April 1, 2020. Interest on the $350.0 million aggregate principal amount of CCA’s 4.625% senior notes issued in April 2013 (the “4.625% Senior Notes”) accrues at the stated rate and is payable in May and November of each year. The 4.625% Senior Notes are scheduled to mature on May 1, 2023. Interest on the $250.0 million aggregate principal amount of CCA’s 5.0% senior notes issued in September 2015 (the “5.0% Senior Notes”) accrues at the stated rate and is payable in April and October of each year. The 5.0% Senior Notes are scheduled to mature on October 15, 2022.

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

Debt Maturities. Scheduled principal payments as of March 31, 2016 for the remainder of 2016, the next four years, and thereafter were as follows (in thousands):

2016 (remainder)	$3,750
2017	10,000
2018	10,000
2019	15,000
2020	779,000
Thereafter	600,000

Total debt	$1,417,750

7.	STOCKHOLDERS’ EQUITY

Dividends on Common Stock

During 2015 and the first quarter of 2016, CCA’s Board of Directors declared the following quarterly dividends on its common stock:

Declaration Date	Record Date	Payable Date	Per Share
February 20, 2015	April 2, 2015	April 15, 2015	$0.54
May 14, 2015	July 2, 2015	July 15, 2015	$0.54
August 13, 2015	October 2, 2015	October 15, 2015	$0.54
December 10, 2015	January 4, 2016	January 15, 2016	$0.54
February 19, 2016	April 1, 2016	April 15, 2016	$0.54

Future dividends will depend on CCA’s distribution requirements as a REIT, future earnings, capital requirements, financial condition, opportunities for alternative uses of capital, and on such other factors as the Board of Directors of CCA may consider relevant.

Stock Options

In the first quarter of 2016 and during 2015, CCA elected not to issue stock options to its non-employee directors, officers, and executive officers as it had in years prior to 2013 and instead elected to issue all of its equity compensation in the form of restricted common stock units, as described below. However, CCA continues to recognize stock option expense during the vesting period of stock options awarded in prior years. During the three months ended March 31, 2016 and 2015, CCA expensed $0.1 million and $0.4 million, respectively, net of estimated forfeitures, relating to its outstanding stock options, all of which was charged to general and administrative expenses. As of March 31, 2016, options to purchase 1.4 million shares of common stock were outstanding with a weighted average exercise price of $20.46.

Restricted Stock and Restricted Stock Units

During the first quarter of 2016, CCA issued approximately 602,000 shares of restricted common stock units (“RSUs”) to certain of its employees and non-employee directors, with an aggregate value of $17.4 million, including 529,000 RSUs to employees and non-employee directors whose compensation is charged to general and administrative expenses and 73,000 RSUs to employees whose compensation is charged to operating expense. During 2015, CCA issued approximately 438,000 shares of RSUs to certain of its employees and non-employee directors, with an aggregate value of $17.5 million, including 385,000 RSUs to employees and non-employee directors whose compensation is charged to general and administrative expense and 53,000 RSUs to employees whose compensation is charged to operating expense.

CCA established performance-based vesting conditions on the RSUs awarded to its officers and executive officers in years 2014 through 2016. Unless earlier vested under the terms of the agreements, RSUs issued to officers and executive officers in 2015 and 2016 are subject to vesting over a three-year period based upon the satisfaction of certain annual performance criteria, and no more than one-third of the RSUs may vest in any one performance period. With respect to RSUs issued in 2014, no more than one-third of such shares or RSUs may vest in the first performance period; however, the performance criteria are cumulative for the three-year period. RSUs issued to other employees in 2016, unless earlier vested under the terms of the agreements, vest equally on the first, second, and third anniversary of the award. Shares of restricted stock and RSUs issued to other employees in years prior to 2016, unless earlier vested under the terms of the agreements, “cliff” vest on the third anniversary of the award. RSUs issued to non-employee directors vest one year from the date of award.

During the three months ended March 31, 2016, CCA expensed $3.7 million, net of forfeitures, relating to restricted common stock and RSUs ($0.5 million of which was recorded in operating expenses and $3.2 million of which was recorded in general and administrative expenses). During the three months ended March 31, 2015, CCA expensed $3.4 million, net of forfeitures, relating to restricted common stock and RSUs ($0.4 million of which was recorded in operating expenses and $3.0 million of which was recorded in general and administrative expenses). As of March 31, 2016, approximately 1.2 million RSUs remained outstanding and subject to vesting.

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

A reconciliation of the numerator and denominator of the basic earnings per share computation to the numerator and denominator of the diluted earnings per share computation is as follows (in thousands, except per share data):

	For the Three Months Ended March 31,
	2016	2015
NUMERATOR
Basic:
Net income	$46,307	$57,277

Diluted:
Net income	$46,307	$57,277

DENOMINATOR
Basic:
Weighted average common shares outstanding	117,235	116,634

Diluted:
Weighted average common shares outstanding	117,235	116,634
Effect of dilutive securities:
Stock options	432	869
Restricted stock-based compensation	102	265

Weighted average shares and assumed conversions	117,769	117,768

BASIC EARNINGS PER SHARE	$0.39	$0.49

DILUTED EARNINGS PER SHARE	$0.39	$0.49

Approximately 16,000 stock options were excluded from the computation of diluted earnings per share for the three months ended March 31, 2016 because they were anti-dilutive. There were no stock options excluded from the computation of diluted earnings per share for the three months ended March 31, 2015.

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

In connection with the issuance of the revenue bonds, CCA is obligated, under a debt service deficit agreement, to pay the trustee of the bond’s trust indenture (the “Trustee”) amounts necessary to pay any debt service deficits consisting of principal and interest requirements (outstanding principal balance of $12.8 million at March 31, 2016 plus future interest payments). In the event the state of Tennessee, which is currently utilizing the facility to house certain inmates, exercises its option to purchase the correctional facility, CCA is also obligated to pay the difference between principal and interest owed on the bonds on the date set for the redemption of the bonds and amounts paid by the state of Tennessee for the facility plus all other funds on deposit with the Trustee and available for redemption of the bonds. Ownership of the facility reverts to the state of Tennessee in August 2017 at no cost. Therefore, CCA does not currently believe the state of Tennessee will exercise its option to purchase the facility. At March 31, 2016, the outstanding principal balance of the bonds exceeded the purchase price option by $7.2 million.

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

CCA recorded an income tax expense of $1.2 million and $1.4 million for the three months ended March 31, 2016 and 2015, respectively. As a REIT, CCA is entitled to a deduction for dividends paid, resulting in a substantial reduction in the amount of federal income tax expense it recognizes. Substantially all of CCA’s income tax expense is incurred based on the earnings generated by its TRSs. CCA’s overall effective tax rate is estimated based on its current projection of taxable income primarily generated in its TRSs. The Company’s consolidated effective tax rate could fluctuate in the future based on changes in estimates of taxable income, the relative amounts of taxable income generated by the TRSs and the REIT, the implementation of additional tax planning strategies, changes in federal or state tax rates or laws affecting tax credits available to the Company, changes in other tax laws, changes in estimates related to uncertain tax positions, or changes in state apportionment factors, as well as changes in the valuation allowance applied to the Company’s deferred tax assets that are based primarily on the amount of state net operating losses and tax credits that could expire unused.

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

CCA had no liabilities recorded for uncertain tax positions as of March 31, 2016. CCA recognizes interest and penalties related to unrecognized tax positions in income tax expense. CCA does not currently anticipate that the total amount of unrecognized tax positions will significantly change in the next twelve months.

During the third quarter of 2015, the Company was notified that the Internal Revenue Service would commence an audit of the federal income tax return of one of the Company’s TRSs for the year ended December 31, 2013. The audit was completed in the first quarter of 2016 with no material adjustments.

11.	SEGMENT REPORTING

As of March 31, 2016, CCA owned and managed 60 facilities, and managed 11 facilities it did not own. In addition, CCA owned six facilities that it leased to third-party operators. Management views CCA’s operating results in one operating segment. However, the Company has chosen to report financial performance segregated for (1) owned and managed facilities and (2) managed-only facilities as the Company believes this information is useful to users of the financial statements. Owned and managed facilities include the operating results of those facilities placed into service that were owned or controlled via a long-term lease and managed by CCA. Managed-only facilities include the operating results of those facilities owned by a third party and managed by CCA. The operating performance of the owned and managed and the managed-only facilities can be measured based on their net operating income. CCA defines facility net operating income as a facility’s operating income or loss from operations before interest, taxes, asset impairments, depreciation, and amortization.

The revenue and net operating income for the owned and managed and the managed-only facilities and a reconciliation to CCA’s operating income is as follows for the three months ended March 31, 2016 and 2015 (in thousands):

	For the Three Months Ended March 31,
	2016	2015
Revenue:
Owned and managed	$388,621	$363,964
Managed-only	49,830	52,944

Total management revenue	438,451	416,908

Operating expenses:
Owned and managed	263,423	244,300
Managed-only	45,091	48,009

Total operating expenses	308,514	292,309

Facility net operating income
Owned and managed	125,198	119,664
Managed-only	4,739	4,935

Total facility net operating income	129,937	124,599

Other revenue (expense):
Rental and other revenue	8,934	9,092
Other operating expense	(5,404)	(8,353)
General and administrative expense	(26,480)	(26,872)
Depreciation and amortization	(42,059)	(28,685)
Asset impairments	—	(955)

Operating income	$64,928	$68,826

The following table summarizes capital expenditures including accrued amounts for the three months ended March 31, 2016 and 2015 (in thousands):

	For the Three Months Ended March 31,
	2016	2015
Capital expenditures:
Owned and managed	$11,278	$82,834
Managed-only	655	731
Corporate and other	994	7,614

Total capital expenditures	$12,927	$91,179

The total assets are as follows (in thousands):

	March 31, 2016	December 31, 2015
Assets:
Owned and managed	$2,914,687	$2,966,762
Managed-only	56,462	54,491
Corporate and other	302,655	334,765

Total assets	$3,273,804	$3,356,018

12.	CONDENSED CONSOLIDATING FINANCIAL STATEMENTS OF THE COMPANY AND SUBSIDIARIES

The following condensed consolidating financial statements of CCA and subsidiaries have been prepared pursuant to Rule 3-10 of Regulation S-X. These condensed consolidating financial statements have been prepared from the Company’s financial information on the same basis of accounting as the consolidated financial statements.

CONDENSED CONSOLIDATING BALANCE SHEET

As of March 31, 2016

(in thousands)

	Parent	Combined Subsidiary Guarantors	Consolidating Adjustments and Other	Total Consolidated Amounts
ASSETS

Cash and cash equivalents	$9,989	$44,827	$—	$54,816
Accounts receivable, net of allowance	259,068	181,627	(232,391)	208,304
Prepaid expenses and other current assets	2,212	32,513	(6,084)	28,641

Total current assets	271,269	258,967	(238,475)	291,761

Property and equipment, net	2,513,336	340,773	—	2,854,109

Restricted cash	218	—	—	218
Goodwill	19,846	15,155	—	35,001
Non-current deferred tax assets	—	9,238	(289)	8,949
Other assets	268,290	57,057	(241,581)	83,766

Total assets	$3,072,959	$681,190	$(480,345)	$3,273,804

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accounts payable and accrued expenses	$217,902	$329,149	$(238,475)	$308,576
Income taxes payable	—	2,421	—	2,421
Current portion of long-term debt	6,250	—	—	6,250

Total current liabilities	224,152	331,570	(238,475)	317,247

Long-term debt, net of current portion	1,401,312	113,816	(115,000)	1,400,128
Non-current deferred tax liabilities	289	—	(289)	—
Deferred revenue	—	54,641	—	54,641
Other liabilities	750	54,582	—	55,332

Total liabilities	1,626,503	554,609	(353,764)	1,827,348

Total stockholders’ equity	1,446,456	126,581	(126,581)	1,446,456

Total liabilities and stockholders’ equity	$3,072,959	$681,190	$(480,345)	$3,273,804

CONDENSED CONSOLIDATING BALANCE SHEET

As of December 31, 2015

(in thousands)

	Parent	Combined Subsidiary Guarantors	Consolidating Adjustments and Other	Total Consolidated Amounts
ASSETS

Cash and cash equivalents	$15,666	$49,625	$—	$65,291
Restricted cash	637	240	—	877
Accounts receivable, net of allowance	300,632	159,286	(225,462)	234,456
Prepaid expenses and other current assets	3,760	43,706	(6,032)	41,434

Total current assets	320,695	252,857	(231,494)	342,058

Property and equipment, net	2,526,278	356,782	—	2,883,060

Restricted cash	131	—	—	131
Investment in direct financing lease	684	—	—	684
Goodwill	20,402	15,155	—	35,557
Non-current deferred tax assets	—	10,217	(393)	9,824
Other assets	241,510	57,120	(213,926)	84,704

Total assets	$3,109,700	$692,131	$(445,813)	$3,356,018

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accounts payable and accrued expenses	$191,600	$357,569	$(231,494)	$317,675
Income taxes payable	—	1,920	—	1,920
Current portion of long-term debt	5,000	—	—	5,000

Total current liabilities	196,600	359,489	(231,494)	324,595

Long-term debt, net of current portion	1,448,316	113,761	(115,000)	1,447,077
Non-current deferred tax liabilities	393	—	(393)	—
Deferred revenue	—	63,289	—	63,289
Other liabilities	1,643	56,666	—	58,309

Total liabilities	1,646,952	593,205	(346,887)	1,893,270

Total stockholders’ equity	1,462,748	98,926	(98,926)	1,462,748

Total liabilities and stockholders’ equity	$3,109,700	$692,131	$(445,813)	$3,356,018

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the three months ended March 31, 2016

(in thousands)

	Parent	Combined Subsidiary Guarantors	Consolidating Adjustments and Other	Total Consolidated Amounts

REVENUES	$284,724	$377,477	$(214,816)	$447,385

EXPENSES:
Operating	222,064	306,670	(214,816)	313,918
General and administrative	9,194	17,286	—	26,480
Depreciation and amortization	20,891	21,168	—	42,059

	252,149	345,124	(214,816)	382,457

OPERATING INCOME	32,575	32,353	—	64,928

OTHER (INCOME) EXPENSE:
Interest expense, net	13,002	4,542	—	17,544
Other (income) expense	112	(191)	(4)	(83)

	13,114	4,351	(4)	17,461

INCOME BEFORE INCOME TAXES	19,461	28,002	4	47,467

Income tax expense	(366)	(794)	—	(1,160)

INCOME BEFORE EQUITY IN SUBSIDIARIES	19,095	27,208	4	46,307

Income from equity in subsidiaries	27,212	—	(27,212)	—

NET INCOME	$46,307	$27,208	$(27,208)	$46,307

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the three months ended March 31, 2015

(in thousands)

	Parent	Combined Subsidiary Guarantors	Consolidating Adjustments and Other	Total Consolidated Amounts

REVENUES	$303,040	$335,223	$(212,263)	$426,000

EXPENSES:
Operating	221,677	291,248	(212,263)	300,662
General and administrative	8,800	18,072	—	26,872
Depreciation and amortization	20,069	8,616	—	28,685
Asset impairments	—	955	—	955

	250,546	318,891	(212,263)	357,174

OPERATING INCOME	52,494	16,332	—	68,826

OTHER (INCOME) EXPENSE:
Interest expense, net	8,427	1,763	—	10,190
Other (income) expense	171	(121)	(76)	(26)

	8,598	1,642	(76)	10,164

INCOME BEFORE INCOME TAXES	43,896	14,690	76	58,662

Income tax expense	(176)	(1,209)	—	(1,385)

INCOME BEFORE EQUITY IN SUBSIDIARIES	43,720	13,481	76	57,277

Income from equity in subsidiaries	13,557	—	(13,557)	—

NET INCOME	$57,277	$13,481	$(13,481)	$57,277

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the three months ended March 31, 2016

(in thousands)

	Parent	Combined Subsidiary Guarantors	Consolidating Adjustments And Other	Total Consolidated Amounts
Net cash provided by operating activities	$117,248	$3,061	$—	$120,309
Net cash used in investing activities	(9,174)	(5,043)	—	(14,217)
Net cash used in financing activities	(113,751)	(2,816)	—	(116,567)

Net decrease in cash and cash equivalents	(5,677)	(4,798)	—	(10,475)

CASH AND CASH EQUIVALENTS, beginning of period	15,666	49,625	—	65,291

CASH AND CASH EQUIVALENTS, end of period	$9,989	$44,827	$—	$54,816

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the three months ended March 31, 2015

(in thousands)

	Parent	Combined Subsidiary Guarantors	Consolidating Adjustments And Other	Total Consolidated Amounts
Net cash provided by operating activities	$65,048	$52,138	$—	$117,186
Net cash used in investing activities	(32,119)	(32,463)	(26,999)	(91,581)
Net cash provided by (used in) financing activities	(24,810)	(28,165)	26,999	(25,976)

Net increase (decrease) in cash and cash equivalents	8,119	(8,490)	—	(371)

CASH AND CASH EQUIVALENTS, beginning of period	12,337	62,056	—	74,393

CASH AND CASH EQUIVALENTS, end of period	$20,456	$53,566	$—	$74,022

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

This quarterly report on Form 10-Q contains statements as to our beliefs and expectations of the outcome of future events that are forward-looking statements as defined within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of current or historical fact contained herein, including statements regarding our future financial position, business strategy, budgets, projected costs and plans, and objectives of management for future operations, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “estimate,” “expect,” “intend,” “could,” “may,” “plan,” “projects,” “will,” and similar expressions, as they relate to us, are intended to identify forward-looking statements. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from the statements made. These include, but are not limited to, the risks and uncertainties associated with:

•	general economic and market conditions, including the impact governmental budgets can have on our per diem rates and occupancy;

•	fluctuations in our operating results because of, among other things, changes in occupancy levels, competition, increases in costs of operations, fluctuations in interest rates, and risks of operations;

•	changes in the privatization of the corrections and detention industry and the public acceptance of our services;

•	our ability to obtain and maintain correctional facility management contracts, including, but not limited to, sufficient governmental appropriations, contract compliance, effects of inmate disturbances, and the timing of the opening of new facilities and the commencement of new management contracts as well as our ability to utilize current available beds and new capacity as development and expansion projects are completed;

•	increases in costs to develop or expand correctional facilities that exceed original estimates, or the inability to complete such projects on schedule as a result of various factors, many of which are beyond our control, such as weather, labor conditions, and material shortages, resulting in increased construction costs;

•	changes in government policy and in legislation and regulation of the corrections and detention industry that affect our business, including, but not limited to, California’s utilization of out-of-state private correctional capacity and the continued utilization of the South Texas Family Residential Center by U.S. Immigration and Customs Enforcement, or ICE, and the impact of any changes to immigration reform and sentencing laws (Our company does not, under longstanding policy, lobby for or against policies or legislation that would determine the basis for, or duration of, an individual’s incarceration or detention.);

•	our ability to successfully integrate operations of our acquisitions and realize projected returns resulting therefrom;

•	our ability to meet and maintain qualification for taxation as a real estate investment trust, or REIT; and

•	the availability of debt and equity financing on terms that are favorable to us.

Any or all of our forward-looking statements in this quarterly report may turn out to be inaccurate. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy, and financial needs. Our statements can be affected by inaccurate assumptions we might make or by known or unknown risks, uncertainties and assumptions, including the risks, uncertainties, and assumptions described in “Risk Factors” disclosed in detail in the 2015 Form 10-K and in other reports we file with the Securities and Exchange Commission, or the SEC, from time to time. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly revise these forward-looking statements to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements contained in this report and in the 2015 Form 10-K.

OVERVIEW

The Company

As of March 31, 2016, we owned or controlled 49 correctional and detention facilities, owned or controlled 17 residential reentry facilities, and managed an additional 11 correctional and detention facilities owned by our government partners, with a total design capacity of approximately 88,500 beds in 20 states and the District of Columbia. We are a REIT specializing in owning, operating, and managing prisons and other correctional facilities and providing residential, community reentry, and prisoner transportation services for governmental agencies. In addition to providing fundamental residential services, our facilities offer a variety of rehabilitation and educational programs, including basic education, faith-based services, life skills and employment training, and substance abuse treatment. These services are intended to help reduce recidivism and to prepare offenders for their successful reentry into society upon their release. We also provide or make available to offenders certain health care (including medical, dental, and mental health services), food services, and work and recreational programs.

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

CRITICAL ACCOUNTING POLICIES

The consolidated financial statements in this report are prepared in conformity with U.S. generally accepted accounting principles. As such, we are required to make certain estimates, judgments, and assumptions that we believe are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. A summary of our significant accounting policies is described in our 2015 Form 10-K. The significant accounting policies and estimates which we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following:

Asset impairments. The primary risk we face for asset impairment charges, excluding goodwill, is associated with correctional facilities we own. As of March 31, 2016, we had $2.9 billion in property and equipment, including $199.2 million in long-lived assets, excluding equipment, at seven idled core correctional facilities. The impairment analyses we performed for each of these facilities excluded the net book value of equipment, as a substantial portion of the equipment is easily transferrable to other company-owned facilities without significant cost. The carrying values of the seven idled core facilities as of March 31, 2016 were as follows (in thousands):

Prairie Correctional Facility	$17,956
Huerfano County Correctional Center	18,089
Diamondback Correctional Facility	42,659
Otter Creek Correctional Center	23,212
Marion Adjustment Center	12,427
Lee Adjustment Center	10,715
North Fork Correctional Facility	74,189

$199,247

From the date each facility became idle, the idled core facilities incurred combined operating expenses of approximately $2.5 million and $1.8 million for the three months ended March 31, 2016 and 2015, respectively.

We also have four idled non-core facilities with carrying values amounting to $5.1 million as of March 31, 2016. We consider the Shelby Training Center, Queensgate Correctional Facility, Mineral Wells Pre-Parole Transfer Facility, and Leo Chesney Correctional Center to be non-core facilities because they were designed for uses other than for adult secure correctional purposes.

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

Our impairment evaluations also take into consideration our historical experience in securing new management contracts to utilize facilities that had been previously idled for periods comparable to the periods that our currently idle facilities have been idle. Such previously idled facilities are currently being operated under contracts that generate cash flows resulting in the recoverability of the net book value of the previously idled facilities by substantial amounts. Due to a variety of factors, the lead time to negotiate contracts with our federal and state partners to utilize idle bed capacity is generally lengthy and has historically resulted in periods of idleness similar to the ones we are currently experiencing at our idle facilities. As a result of our analyses, we determined each of the idled facilities to have recoverable values in excess of the corresponding carrying values. However, we can provide no assurance that we will be able to secure agreements to utilize our idle facilities, or that we will not incur impairment charges in the future.

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

Self-funded insurance reserves. As of March 31, 2016, we had $30.1 million in accrued liabilities for employee health, workers’ compensation, and automobile insurance claims. We are significantly self-insured for employee health, workers’ compensation, and automobile liability insurance claims. As such, our insurance expense is largely dependent on claims experience and our ability to control our claims. We have consistently accrued the estimated liability for employee health insurance claims based on our history of claims experience and the estimated time lag between the incident date and the date we pay the claims. We have accrued the estimated liability for workers’ compensation claims based on an actuarial valuation of the outstanding liabilities, discounted to the net present value of the outstanding liabilities, using a combination of actuarial methods used to project ultimate losses, and our automobile insurance claims based on estimated development factors on claims incurred. The liability for employee health, workers’ compensation, and automobile insurance includes estimates for both claims incurred and for claims incurred but not reported. These estimates could change in the future. It is possible that future cash flows and results of operations could be materially affected by changes in our assumptions, new developments, or by the effectiveness of our strategies.

Legal reserves. As of March 31, 2016, we had $5.1 million in accrued liabilities related to certain legal proceedings in which we are involved. We have accrued our best estimate of the probable costs for the resolution of these claims based on a range of potential outcomes. In addition, we are subject to current and potential future legal proceedings for which little or no accrual has been reflected because our current assessment of the potential exposure is nominal. These estimates have been developed in consultation with our General Counsel’s office and, as appropriate, outside counsel handling these matters, and are based upon an analysis of potential results, assuming a combination of litigation and settlement strategies. It is possible that future cash flows and results of operations could be materially affected by changes in our assumptions, new developments, or by the effectiveness of our strategies.

RESULTS OF OPERATIONS

Our results of operations are impacted by the number of facilities we owned and managed, the number of facilities we managed but did not own, the number of facilities we leased to other operators, and the facilities we owned that were not in operation. The following table sets forth the changes in the number of facilities operated for the periods presented:

	Effective Date	Owned and Managed	Managed Only	Leased	Total

Facilities as of December 31, 2014		49	12	3	64

Impairment of non-core assets	January 2015	(2)	—	—	(2)
Acquisition of four community corrections facilities in Pennsylvania	August 2015	—	—	4	4
Termination of the management contract for the Winn Correctional Center	September 2015	—	(1)	—	(1)
Termination of the lease contract at the Leo Chesney Correctional Center	October 2015	1	—	(1)	—
Acquisition of eleven community corrections facilities in Oklahoma (3), Texas (7), and Wyoming (1)	October 2015	11	—	—	11
Activation of the Trousdale Turner Correctional Center	December 2015	1	—	—	1

Facilities as of December 31, 2015 and March 31, 2016		60	11	6	77

Three Months Ended March 31, 2016 Compared to the Three Months Ended March 31, 2015

Net income was $46.3 million, or $0.39 per diluted share, for the three months ended March 31, 2016, compared with net income of $57.3 million, or $0.49 per diluted share, for the three months ended March 31, 2015.

Facility Operations

A key performance indicator we use to measure the revenue and expenses associated with the operation of the facilities we own or manage is expressed in terms of a compensated man-day, which represents the revenue we generate and expenses we incur for one offender for one calendar day. Revenue and expenses per compensated man-day are computed by dividing facility revenue and expenses by the total number of compensated man-days during the period. A compensated man-day represents a calendar day for which we are paid for the occupancy of an offender. We believe the measurement is useful because we are compensated for operating and managing facilities at an offender per-diem rate based upon actual or minimum guaranteed occupancy levels. We also measure our ability to contain costs on a per-compensated man-day basis, which is largely dependent upon the number of offenders we accommodate. Further, per compensated man-day measurements are also used to estimate our potential profitability based on certain occupancy levels relative to design capacity. Revenue and expenses per compensated man-day for all of the facilities placed into service that we owned or managed, exclusive of those held for lease, were as follows for the three months ended March 31, 2016 and 2015:

	For the Three Months Ended March 31,
	2016	2015

Revenue per compensated man-day	$75.30	$70.16
Operating expenses per compensated man-day:
Fixed expense	39.88	35.67
Variable expense	15.42	13.52

Total	55.30	49.19

Operating income per compensated man-day	$20.00	$20.97

Operating margin	26.6%	29.9%

Average compensated occupancy	75.1%	84.1%

Average available beds	85,194	78,535

Average compensated population	63,985	66,029

Fixed expenses per compensated man-day for 2016 include depreciation expense of $10.6 million and interest expense of $2.9 million in order to more properly reflect the cash flows associated with the lease at the South Texas Family Residential Center.

Revenue

Total revenue consists of revenue we generate in the operation and management of correctional, detention, and residential reentry facilities, as well as rental revenue generated from facilities we lease to third-party operators, and from our inmate transportation subsidiary. The following table reflects the components of revenue for the three months ended March 31, 2016 and 2015 (in millions):

	For the Three Months Ended March 31,
	2016	2015	$ Change	% Change
Management revenue:
Federal	$235.7	$203.2	$32.5	16.0%
State	171.2	184.6	(13.4)	(7.3%)
Local	16.3	16.2	0.1	0.6%
Other	15.3	12.9	2.4	18.6%

Total management revenue	438.5	416.9	21.6	5.2%

Rental and other revenue	8.9	9.1	(0.2)	(2.2%)

Total revenue	$447.4	$426.0	$21.4	5.0%

The $21.6 million, or 5.2%, increase in revenue associated with the operation and management of correctional, detention, and residential reentry facilities consisted of an increase in revenue of approximately $29.9 million resulting from an increase of 7.3% in average revenue per compensated man-day, partially offset by a decrease in revenue of approximately $8.3 million caused by a decrease in the average daily compensated population from 2015 to 2016, net of the revenue generated by one additional day of operations due to leap year in 2016. Most notably, the increase in average revenue per compensated man-day was a result of the full activation of the South Texas Family Residential Center in the second quarter of 2015, as further described hereafter. Per diem increases at several of our other facilities also contributed to the increase in average revenue per compensated man-day from 2015 to 2016.

Average daily compensated population decreased 2,044, or 3.1%, from 66,029 during the three months ended March 31, 2015 to 63,985 during the three months ended March 31, 2016. The decline in average compensated population primarily resulted from the expiration of our contract with the Federal Bureau of Prisons, or BOP, at our Northeast Ohio Correctional Center effective May 31, 2015, and due to a decline in California inmates held in our out-of-state facilities, both as further described hereafter. The decline in average compensated population was also a result of the expiration of our contract with the state of Vermont at our Lee Adjustment Center effective June 30, 2015, and the expiration of our managed-only contract with the state of Louisiana at the state-owned Winn Correctional Facility effective September 30, 2015, both as further described hereafter. The decline in average compensated population was partially offset by the effect of the full activation of the South Texas Family Residential Center in the second quarter of 2015, the acquisition of Avalon Correctional Services, Inc., or Avalon, in the fourth quarter of 2015, both as further described hereafter, and the activation of the newly constructed Trousdale Turner Correctional Center in the fourth quarter of 2015. We began housing state of Tennessee inmates at the facility in January 2016.

Business from our federal customers, including primarily the BOP, the United States Marshals Service, or USMS, and ICE, continues to be a significant component of our business. Our federal customers generated approximately 53% and 48% of our total revenue for the three months ended March 31, 2016 and 2015, respectively, increasing $32.5 million, or 16.0%. The increase in federal revenues primarily resulted from the full activation of the South Texas Family Residential Center in the second quarter of 2015, partially offset by a decline in federal populations at our Northeast Ohio Correctional Center. The combined effect of per diem increases at several of our other facilities and a net increase in federal populations at certain other facilities also contributed to the increase in federal revenues.

Despite our increase in federal revenue, inmate populations in federal facilities, particularly within the BOP system nationwide, have declined over the past two years. Inmate populations in the BOP system declined in 2015 and are expected to decline further in 2016 due, in part, to the retroactive application of changes to sentencing guidelines applicable to federal drug trafficking offenses. However, we do not expect a significant impact on us because BOP inmate populations within our facilities are primarily criminal aliens incarcerated for immigration violations rather than drug trafficking offenses. Further, the public sector BOP correctional system remains overcrowded at approximately 118.4% at March 31, 2016. Nonetheless, increases in capacity within the federal system could result in a decline in BOP populations within our facilities, and could negatively impact the future demand for prison capacity.

State revenues from facilities that we manage decreased 7.3% from the first quarter of 2015 to the first quarter of 2016. The decrease in state revenues was primarily a result of a decline in California inmates held in our out-of-state facilities. In addition, the decrease in state revenues was a result of the expiration of our contract with the state of Vermont at our Lee Adjustment Center effective June 30, 2015, and the expiration of our managed-only contract with the state of Louisiana at the state-owned Winn Correctional Facility effective September 30, 2015. The decrease in state revenues was partially offset by the revenue generated at our newly activated Trousdale Turner Correctional Center, and as a result of the acquisition of Avalon in the fourth quarter of 2015, as further described hereafter.

Several of our state partners are projecting improvements in their budgets which has resulted in our ability to secure recent per diem increases at certain facilities. Further, several of our existing state partners, as well as state partners with which we do not currently do business, are experiencing growth in inmate populations and overcrowded conditions. Although we can provide no assurance that we will enter into any new contracts, we believe we are in a good position to not only provide them with needed bed capacity, but with the programming and reentry services they are seeking.

We believe the long-term growth opportunities of our business remain attractive as governments consider efficiency, savings, and offender programming opportunities we can provide. Further, we expect our partners to continue to face challenges in maintaining old facilities, and developing new facilities and additional capacity which could result in future demand for the solutions we provide.

Operating Expenses

Operating expenses totaled $313.9 million and $300.7 million for the three months ended March 31, 2016 and 2015, respectively. Operating expenses consist of those expenses incurred in the operation and management of correctional, detention, and residential reentry facilities, as well as at facilities we lease to third-party operators, and for our inmate transportation subsidiary.

Expenses incurred in connection with the operation and management of correctional, detention, and residential reentry facilities increased $16.2 million, or 5.5%, during the first quarter of 2016 compared with the same period in 2015. Similar to our increase in revenues, operating expenses increased most notably as a result of the full activation of our South Texas Family Residential Center in the second quarter of 2015, and one additional day of operations due to leap year in 2016. The increase in operating expenses was also a result of the activation of the Trousdale Turner Correctional Center in the fourth quarter of 2015, and the acquisition of Avalon. The increase in operating expenses was partially offset by a reduction in expenses resulting from the expiration of our BOP contract at our Northeast Ohio Correctional Center effective May 31, 2015, the expiration of our contract with the state of Vermont at our Lee Adjustment Center effective June 30, 2015, and the expiration of our managed-only contract with the state of Louisiana at the state-owned Winn Correctional Facility effective September 30, 2015. In addition, the increase in operating expenses was partially offset by a reduction in expenses that resulted from idling our North Fork Correctional Facility in the fourth quarter of 2015. We idled the facility as a result of a decline in California inmates held in our out-of-state program.

Fixed expenses per compensated man-day increased to $39.88 during the three months ended March 31, 2016 from $35.67 during the three months ended March 31, 2015. Fixed expenses per compensated man-day for the three months ended March 31, 2016 include depreciation expense of $10.6 million and interest expense of $2.9 million in order to more properly reflect the cash flows associated with the lease at the South Texas Family Residential Center. In total, fixed expenses at the now fully constructed 2,400-bed South Texas Family Residential Center contributed to an increase of $1.77 per compensated man-day for the three months ended March 31, 2016.

Fixed expenses per compensated man-day increased from 2015 to 2016 due primarily to an increase in salaries and benefits per compensated man-day. The increase in salaries and benefits per compensated man-day was partially a result of these expenses being leveraged over smaller offender populations at certain facilities and due to wage adjustments implemented during 2015. The increase in salaries and benefits per compensated man-day was also due to more favorable claims experience in our employee self-insured medical plan in the prior year. As the economy has improved, we have experienced wage pressures in certain markets across the country. We continually monitor compensation levels very closely along with overall economic conditions and will set wage levels necessary to help ensure the long-term success of our business. Salaries and benefits represent the most significant component of our operating expenses, representing approximately 59% of our total operating expenses during 2015 and 60% for the first three months of 2016.

Variable expenses increased $1.90 per compensated man-day during the three months ended March 31, 2016 from the three months ended March 31, 2015 primarily due to expenses associated with the now fully activated South Texas Family Residential Center, and due to expenses incurred during the ramp-up of operations at our Trousdale Turner Correctional Center.

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

Our contract with the New Mexico Department of Corrections, or NMDOC, at the New Mexico Women’s Correctional Facility is currently scheduled to expire in June 2016. In March 2016, the NMDOC issued a Request For Proposal, or RFP, for up to, but not limited to, an 800-bed facility to house minimum, medium, and maximum security-level inmates. We submitted a proposal for our New Mexico Women’s Correctional Facility in response to the RFP. We can provide no assurance that we will either renew the existing contract to house female inmate populations or enter into a new contract pursuant to the RFP. The net carrying value of the New Mexico Women’s Correctional Facility was $18.4 million as of March 31, 2016.

Our contract with the District of Columbia, or District, at the D.C. Correctional Treatment Facility is currently scheduled to expire in the first quarter of 2017. We have been provided notice that the District does not plan to renew the contract. As a result of low occupancy, we incurred a facility net operating loss at the D.C. Correctional Treatment Facility of $0.4 million and $0.2 million for the three months ended March 31, 2016 and 2015, respectively. Our investment in the direct financing lease with the District also expires in the first quarter of 2017. Upon expiration of the lease in 2017, ownership of the facility automatically reverts to the District.

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

	For the Three Months Ended March 31,
	2016	2015
Owned and Managed Facilities:
Revenue per compensated man-day	$83.73	$78.36
Operating expenses per compensated man-day:
Fixed expense	43.14	38.23
Variable expense	16.52	14.37

Total	59.66	52.60

Operating income per compensated man-day	$24.07	$25.76

Operating margin	28.7%	32.9%

Average compensated occupancy	71.5%	81.8%

Average available beds	71,296	63,099

Average compensated population	51,004	51,611

	For the Three Months Ended March 31,
	2016	2015
Managed-Only Facilities:
Revenue per compensated man-day	$42.19	$40.80
Operating expenses per compensated man-day:
Fixed expense	27.09	26.51
Variable expense	11.09	10.49

Total	38.18	37.00

Operating income per compensated man-day	$4.01	$3.80

Operating margin	9.5%	9.3%

Average compensated occupancy	93.4%	93.4%

Average available beds	13,898	15,436

Average compensated population	12,981	14,418

Owned and Managed Facilities

Facility net operating income, or the operating income or loss from operations before interest, taxes, asset impairments, depreciation and amortization, at our owned and managed facilities increased by $5.5 million, from $119.7 million during the three months ended March 31, 2015 to $125.2 million during the three months ended March 31, 2016, an increase of 4.6%. Facility net operating income at our owned and managed facilities in the first quarter of 2016 was favorably impacted by the full activation of the South Texas Family Residential Center. The aforementioned $13.5 million aggregate depreciation and interest expense associated with the lease at the South Texas Family Residential Center in the three months ended March 31, 2016 is not included in the facility net operating income amounts reported above, but is included in the per compensated man-day statistics.

In September 2014, we announced that we agreed under an expansion of an existing inter-governmental service agreement, or IGSA, between the city of Eloy, Arizona, and ICE to house up to 2,400 individuals at the South Texas Family Residential Center, a facility we lease in Dilley, Texas. The expanded agreement gives ICE additional capacity to accommodate the influx of Central American female adults with children arriving illegally on the Southwest border while they await the outcome of immigration hearings. As part of the agreement, we are responsible for providing space and residential services in an open and safe environment which offers residents indoor and outdoor recreational activities, counseling, group interaction, and access to religious and legal services. In addition, we provide educational programs through a third party and food services through the lessor. ICE Health Service Corps, a division of ICE, is responsible for medical services provided to residents. The services provided under the amended IGSA commenced in the fourth quarter of 2014, have a term of up to four years, and can be extended by bi-lateral modifications. However, ICE can also terminate the agreement for convenience, without penalty, by providing us with at least a 90-day notice. In addition, terms allow for ICE to terminate the agreement with us at any time, without penalty, due to a non-appropriation of funds. In the event ICE elects to terminate the amended IGSA due to a non-appropriation of funds, we must provide a 60-day notice period to the lessor. Although we expect that ICE would provide advance notice, if ICE terminates the IGSA due to non-appropriation of funds without notice to us, we may not be able to provide a timely termination notice to the lessor and could, therefore, be subject to, among other termination payments, a penalty the equivalent of up to two months of payments due to the lessor, which would currently amount to approximately $13.5 million.

We lease the South Texas Family Residential Center and the site upon which it was constructed from a third-party lessor. Our lease agreement with the lessor is over a period co-terminus with the aforementioned amended IGSA with ICE. ICE began housing the first residents at the facility in the fourth quarter of 2014, and the site was completed during the second quarter of 2015. The agreement provides for a fixed monthly payment in accordance with a graduated schedule. In accordance with the multiple-element arrangement guidance, a portion of the fixed monthly payments to us pursuant to the IGSA is recognized as lease and service revenue. During the three months ended March 31, 2016 and 2015, we recognized $70.8 million and $36.0 million, respectively, in total revenue associated with the facility. The expanded agreement with ICE had a favorable impact on the revenue and net operating income of our owned and managed facilities during the three months ended March 31, 2016 and 2015, and is expected to continue to have a favorable impact on our financial results at an operating margin percentage comparable to those of our average owned and managed operating margins.

In June 2015, ICE announced a policy change with regards to family detention that has shortened the duration of ICE detention for those who are awaiting further process before immigration courts. Public policies and views regarding family detention, as well as proposals pertaining to the most effective means to address families crossing the border illegally, continue to evolve. In addition, numerous lawsuits, to which we are not a party, have challenged the government’s policy of detaining migrant families. In one such lawsuit in the United States District Court for the Central District of California regarding a settlement agreement between ICE and a plaintiffs’ class consisting of detained minors, the court issued an order on August 21, 2015, enforcing the settlement agreement and requiring compliance by October 23, 2015. The court’s order clarifies that the government has the flexibility to hold class members for longer periods of time during influxes of large numbers of undocumented migrant families via the southern U.S. border. After announcing its intention to comply fully with the court’s order, the federal government appealed and was granted an expedited briefing schedule by the Ninth Circuit Court of Appeals. The oral argument in that appeal has been set for June 2016, and a decision will follow, though the timing of that decision is unknown. Any court decision or government action that impacts this contract could materially affect our cash flows, financial condition, and results of operations.

In December 2015, we announced that we were awarded a new management contract from the Arizona Department of Corrections, or ADOC, to house up to an additional 1,000 medium-security inmates at our Red Rock facility. The new management contract contains an initial term of ten years, with two five-year renewal options upon mutual agreement and provides for an occupancy guarantee of 90% of the contracted beds once the 90% occupancy rate is achieved. The government partner included the occupancy guarantee in its RFP in order to guarantee its access to the beds. In connection with the new award, we are expanding our Red Rock facility to a design capacity of 2,024 beds and adding additional space for inmate reentry programming. Construction is expected to be completed late in the fourth quarter of 2016, although we expect to begin receiving inmates under the new contract during the third quarter of 2016. The new contract is expected to generate approximately $22.0 million to $25.0 million of incremental annual revenue.

In May 2011, in response to a lawsuit brought by inmates against the state of California, the U.S. Supreme Court upheld a lower court ruling issued by a three judge panel requiring California to reduce its inmate population to 137.5% of its capacity. In an effort to meet the Federal court ruling, the state of California enacted legislation that shifted the responsibilities for housing certain lower level inmates from state government to local jurisdictions. This realignment plan commenced on October 1, 2011 and, along with other actions to reduce inmate populations, has resulted in a reduction in state inmate populations of approximately 31,000 as of March 31, 2016.

During the first quarter of 2015, the adult inmate population held in state of California institutions first met the Federal court order to reduce inmate populations below 137.5% of its capacity. Inmate populations in the state continued to decline below the court ordered capacity limit which has resulted in declining inmate populations in the out-of-state program. As of March 31, 2016, the adult inmate population held in state of California institutions remained in compliance with the Federal court order at approximately 134.3% of capacity, or approximately 113,000 inmates, which did not include the California inmates held in our out-of-state facilities. During the three months ended March 31, 2016 and 2015, we housed an average daily population of approximately 5,100 and 8,800 inmates, respectively, from the state of California as a partial solution to the State’s overcrowding. This decline in population resulted in a decrease in revenue of $21.9 million from the three months ended March 31, 2015 to the three months ended March 31, 2016. As of April 29, 2016, we housed approximately 4,900 inmates from the state of California.

On October 13, 2015, we announced that we renewed our contract with the California Department of Corrections and Rehabilitation, or CDCR, through June 30, 2019. The contract renewal provides for up to 6,562 beds to be made available to CDCR during the renewal term at any of our facilities. The contract includes renewal options to extend beyond the three-year term upon mutual agreement by both parties. The remaining terms and conditions of the new contract are substantially unchanged from the previous contract, which was scheduled to expire June 30, 2016. Approximately 8% and 14% of our total revenue for the three months ended March 31, 2016 and 2015, respectively, was generated from the CDCR, including revenue generated at our California City facility under a lease agreement that commenced December 1, 2013. An elimination of the use of our out-of-state solutions by the state of California would have a significant adverse impact on our financial position, results of operations, and cash flows.

During December 2014, the BOP announced that it elected not to renew its contract with us at our owned and operated 2,016-bed Northeast Ohio Correctional Center with a net carrying value of $31.6 million as of March 31, 2016. The contract with the BOP at this facility expired on May 31, 2015. Facility net operating income decreased by $5.5 million from the three months ended March 31, 2015 to the three months ended March 31, 2016 as a result of this reduction in inmate population. We expect to continue to house USMS detainees at this facility pursuant to a separate contract that expires December 31, 2016 with one two-year renewal option remaining, while we continue to market the space that became available.

During May 2015, the state of Vermont announced that it elected to not renew the contract that would have allowed for Vermont’s continued use of our owned and operated 816-bed Lee Adjustment Center. The contract expired on June 30, 2015. We incurred a facility net operating loss at the facility of $0.4 million during the three months ended March 31, 2015. We idled the Lee Adjustment Center upon transfer of the offender population in June 2015, but continue to market the facility to other customers. The net carrying value of the facility was $10.7 million as of March 31, 2016.

During the fourth quarter of 2015, we closed on the acquisition of 100% of the stock of Avalon, along with two additional facilities operated by Avalon. The acquisition included 11 community corrections facilities with approximately 3,000 beds in Oklahoma, Texas, and Wyoming. We acquired Avalon, which specializes in community correctional services, drug and alcohol treatment services, and residential reentry services, as a strategic investment that continues to expand the reentry assets owned and services we provide. The operating margin for this portfolio during the first quarter of 2016 was 29.0%, consistent with the operating margins for our other owned and managed facilities. The average occupancy for the Avalon portfolio was 71% during the first quarter of 2016.

Managed-Only Facilities

Total revenue at our managed-only facilities decreased $3.1 million from $52.9 million during the first quarter of 2015 to $49.8 million during the first quarter of 2016. The decrease in revenues at our managed-only facilities was largely the result of our decision to exit the contract at the Winn Correctional Center effective September 30, 2015. Revenue per compensated man-day increased to $42.19 from $40.80, or 3.4%, for the first quarter of 2016 compared with the same period in the prior year. Operating expenses per compensated man-day increased to $38.18 during the three months ended March 31, 2016 from $37.00 during the same period in the prior year. Facility net operating income at our managed-only facilities decreased $0.2 million, from $4.9 million during the three months ended March 31, 2015 to $4.7 million during the three months ended March 31, 2016. During the three months ended March 31, 2016 and 2015, managed-only facilities generated 3.6% and 4.0%, respectively, of our total facility net operating income.

We expect the managed-only business to remain competitive and we will only pursue opportunities for managed-only business where we are sufficiently compensated for the risk associated with this competitive business. Further, we may terminate existing contracts from time to time when we are unable to achieve per diem increases that offset increasing expenses and enable us to maintain safe, effective operations. In April 2015, we provided notice to the state of Louisiana that we would cease management of the contract at the 1,538-bed Winn Correctional Center within 180 days, in accordance with the notice provisions of the contract. Management of the facility transitioned to another operator effective September 30, 2015. We incurred a facility net operating loss at the Winn Correctional Center of $1.3 million during the three months ended March 31, 2015. In anticipation of terminating the contract at this facility, we also recorded an asset impairment of $1.0 million during the first quarter of 2015 for the write-off of goodwill associated with the Winn facility.

General and administrative expense

For the three months ended March 31, 2016 and 2015, general and administrative expenses totaled $26.5 million and $26.9 million, respectively. General and administrative expenses consist primarily of corporate management salaries and benefits, professional fees and other administrative expenses. We incurred $1.1 million of expenses in the first quarter of 2016 associated with mergers and acquisitions. However, the increase was offset by the write-off in the first quarter of 2015 of costs associated with a project we no longer intended to pursue. As we pursue additional mergers and acquisitions, we could incur significant general and administrative expenses in the future associated with our due diligence efforts, whether or not such transactions are completed. These expenses could create volatility in our earnings.

Depreciation and Amortization

For the three months ended March 31, 2016 and 2015, depreciation and amortization expense totaled $42.1 million and $28.7 million, respectively. Our depreciation and amortization expense increased as a result of completion of construction of the 2,400-bed South Texas Family Residential Center in the second quarter of 2015. Prior to the second quarter of 2015, residents had been housed in pre-existing housing units on the property. Our lease agreement with the third-party lessor resulted in CCA being deemed the owner of the newly constructed assets for accounting purposes, in accordance with ASC 840-40-55, formerly Emerging Issues Task Force No. 97-10, “The Effect of Lessee Involvement in Asset Construction”. Accordingly, our balance sheet reflects the costs attributable to the building assets constructed by the third-party lessor, which, beginning in the second quarter of 2015, began depreciating over the remainder of the four-year term of the lease. Depreciation expense for the constructed assets at this facility included $10.6 million during the three months ended March 31, 2016, and is expected to approximate $43.0 million during the year ending December 31, 2016. Depreciation expense also increased in the first quarter of 2016 when compared to the same period in the prior year due to the completion of the Trousdale Turner Correctional Center construction project in the fourth quarter of 2015.

Interest expense, net

Interest expense is reported net of interest income and capitalized interest for the three months ended March 31, 2016 and 2015. Gross interest expense, net of capitalized interest, was $17.6 million and $10.3 million, respectively, for the three months ended March 31, 2016 and 2015. Gross interest expense is based on outstanding borrowings under our $900.0 million revolving credit facility, or revolving credit facility, our outstanding Incremental Term Loan, or Term Loan, and our outstanding senior notes, as well as the amortization of loan costs and unused facility fees. We also incur interest expense associated with the lease of the South Texas Family Residential Center, in accordance with ASC 840-40-55. Our interest expense increased as a result of completion of construction of the 2,400-bed South Texas Family Residential Center in the second quarter of 2015. Interest expense associated with the lease of this facility was $2.9 million during the three months ended March 31, 2016, and is expected to approximate $10.5 million in 2016.

We have benefited from relatively low interest rates on our revolving credit facility, which is largely based on the London Interbank Offered Rate, or LIBOR. It is possible that LIBOR could increase in the future. The interest rate on our revolving credit facility was at LIBOR plus a margin of 1.75% during the first six months of 2015. During July 2015, we amended and restated the revolving credit facility agreement to, among other modifications, reduce by 0.25% the applicable margin of base rate and LIBOR loans. Based on our leverage ratio, loans under our revolving credit facility during the first quarter of 2016 were at the base rate plus a margin of 0.50% or at LIBOR plus a margin of 1.50%, and a commitment fee equal to 0.35% of the unfunded balance.

On September 25, 2015, we completed the offering of $250.0 million aggregate principal amount of 5.0% senior notes due October 15, 2022. We used net proceeds from the offering to pay down a portion of our revolving credit facility which had a variable weighted average interest rate of 1.9% at March 31, 2016. While our interest expense increased during the first quarter of 2016 and is expected to increase during the remainder of 2016 as a result of this refinancing transaction completed in 2015, we reduced our exposure to variable rate debt, extended our weighted average maturity, and increased the availability under our revolving credit facility.

Gross interest income was $0.1 million for both the three months ended March 31, 2016 and 2015. Gross interest income is earned on a direct financing lease, notes receivable, investments, and cash and cash equivalents. Capitalized interest was $0.1 million and $1.2 million during the three months ended March 31, 2016 and 2015, respectively. Capitalized interest decreased as a result of the completion of the Otay Mesa Detention Center and the Trousdale Turner Correctional Center construction projects in the fourth quarter of 2015. Capitalized interest in the first quarter of 2016 was primarily associated with the expansion project at our Red Rock Correctional Center, as further described under “Liquidity and Capital Resources” hereafter.

Income tax expense

During the three months ended March 31, 2016 and 2015, our financial statements reflected an income tax expense of $1.2 million and $1.4 million, respectively. Our effective tax rate was 2.4% during both the three months ended March 31, 2016 and 2015. As a REIT, we are entitled to a deduction for dividends paid, resulting in a substantial reduction in the amount of federal income tax expense we recognize. Substantially all of our income tax expense is incurred based on the earnings generated by our TRSs. Our overall effective tax rate is estimated based on the current projection of taxable income primarily generated in our TRSs. Our consolidated effective tax rate could fluctuate in the future based on changes in estimates of taxable income, the relative amounts of taxable income generated by the TRSs and the REIT, the implementation of additional tax planning strategies, changes in federal or state tax rates or laws affecting tax credits available to us, changes in other tax laws, changes in estimates related to uncertain tax positions, or changes in state apportionment factors, as well as changes in the valuation allowance applied to our deferred tax assets that are based primarily on the amount of state net operating losses and tax credits that could expire unused.

LIQUIDITY AND CAPITAL RESOURCES

Our principal capital requirements are for working capital, stockholder distributions, capital expenditures, and debt service payments. Capital requirements may also include cash expenditures associated with our outstanding commitments and contingencies, as further discussed in the notes to our financial statements and as further described in our 2015 Form 10-K. Additionally, we may incur capital expenditures to expand the design capacity of certain of our facilities (in order to retain management contracts) and to increase our inmate bed capacity for anticipated demand from current and future customers. We may acquire additional correctional and residential reentry facilities as well as other real estate assets used to provide mission critical governmental services primarily in the criminal justice sector, that we believe have favorable investment returns and increase value to our stockholders. We will also consider opportunities for growth, including, but not limited to, potential acquisitions of businesses within our line of business and those that provide complementary services, provided we believe such opportunities will broaden our market share and/or increase the services we can provide to our customers.

To qualify and be taxed as a REIT, we generally are required to distribute annually to our stockholders at least 90% of our REIT taxable income (determined without regard to the dividends paid deduction and excluding net capital gains). Our REIT taxable income will not typically include income earned by our TRSs except to the extent our TRSs pay dividends to the REIT. Our Board of Directors declared a quarterly dividend of $0.54 for the first quarter of 2016 totaling $64.0 million. The amount, timing and frequency of future distributions will be at the sole discretion of our Board of Directors and will be declared based upon various factors, many of which are beyond our control, including our financial condition and operating cash flows, the amount required to maintain qualification and taxation as a REIT and reduce any income and excise taxes that we otherwise would be required to pay, limitations on distributions in our existing and future debt instruments, our ability to utilize net operating losses, or NOLs, to offset, in whole or in part, our REIT distribution requirements, limitations on our ability to fund distributions using cash generated through our TRSs and other factors that our Board of Directors may deem relevant.

As of March 31, 2016, our liquidity was provided by cash on hand of $54.8 million, and $484.5 million available under our revolving credit facility. During the three months ended March 31, 2016 and 2015, we generated $120.3 million and $117.2 million, respectively, in cash through operating activities. We currently expect to be able to meet our cash expenditure requirements for the next year utilizing these resources. We have no debt maturities until April 2020.

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

Debt and equity

As of March 31, 2016, we had $350.0 million principal amount of unsecured notes outstanding with a fixed stated interest rate of 4.625%, $325.0 million principal amount of unsecured notes outstanding with a fixed stated interest rate of 4.125%, and $250.0 million principal amount of unsecured notes outstanding with a fixed stated interest rate of 5.0%. In addition, we had $98.8 million outstanding under our Term Loan with a variable interest rate of 2.2%, and $394.0 million outstanding under our revolving credit facility with a variable weighted average interest rate of 1.9%. As of March 31, 2016, our total weighted average effective interest rate was 4.0%, while our total weighted average maturity was 5.3 years. We also have the flexibility to issue debt or equity securities from time to time when we determine that market conditions and the opportunity to utilize the proceeds from the issuance of such securities are favorable.

On February 26, 2016, we entered into an ATM Equity Offering Sales Agreement, or ATM Agreement, with multiple sales agents. Pursuant to the ATM Agreement, we may offer and sell to or through the sales agents from time to time, shares of our common stock, par value $0.01 per share, having an aggregate gross sales price of up to $200.0 million. Sales, if any, of our shares of common stock will be made primarily in “at-the-market” offerings, as defined in Rule 415 under the Securities Act of 1933, as amended. The shares of common stock will be offered and sold pursuant to our registration statement on Form S-3 filed with the SEC on May 15, 2015, and a related prospectus supplement dated February 26, 2016. We intend to use the net proceeds from any sale of shares of our common stock to repay borrowings under our revolving credit facility (including the Term Loan under the “accordion” feature of the revolving credit facility) and for general corporate purposes, including to fund future acquisitions and development projects. There were no shares of our common stock sold under the ATM Agreement during the three months ended March 31, 2016.

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

Acquisitions

On April 8, 2016, we closed on the acquisition of 100% of the stock of Correctional Management, Inc., or CMI, along with the real estate used in the operation of CMI’s business from two entities affiliated with CMI. CMI, a privately held community corrections company that operates seven community corrections facilities, including six owned and one leased, with approximately 600 beds in Colorado, specializes in community correctional services, drug and alcohol treatment services, and residential reentry services. CMI provides these services through multiple contracts with three counties in Colorado, as well as the Colorado Department of Corrections, a current partner of ours. We acquired CMI as a strategic investment that continues to expand the reentry assets owned and services we provide. The aggregate purchase price of the transaction was $35.0 million, excluding transaction related expenses. The transaction was funded utilizing cash from our revolving credit facility. We currently expect the annualized revenues to be generated by these seven facilities to range from approximately $12.0 million to $13.0 million.

Facility development and capital expenditures

In December 2015, we announced we were awarded a new contract from the ADOC to house up to an additional 1,000 medium-security inmates at our 1,596-bed Red Rock Correctional Center in Arizona. In connection with the new contract, we are expanding our Red Rock facility to a design capacity of 2,024 beds and adding additional space for inmate reentry programming. Total cost of the expansion is estimated at approximately $35.0 million to $38.0 million, including $8.8 million invested through March 31, 2016. Construction is expected to be completed late in the fourth quarter of 2016, although we expect to begin receiving inmates under the new contract during the third quarter of 2016.

The demand for capacity in the short-term has been affected by the budget challenges many of our government partners currently face. At the same time, these challenges impede our customers’ ability to construct new prison beds of their own or update older facilities, which we believe could result in further need for private sector capacity solutions in the long-term. We intend to continue to pursue build-to-suit opportunities like our 2,552-bed Trousdale Turner Correctional Center recently constructed in Trousdale County, Tennessee, and alternative solutions like the 2,400-bed South Texas Family Residential Center whereby we identified a site and lessor to provide residential housing and administrative buildings for ICE. We also expect to continue to pursue investment opportunities and are in various stages of due diligence to complete additional transactions like the acquisition of four residential reentry facilities in Pennsylvania in the third quarter of 2015, and business combination transactions like the acquisitions of Avalon and CMI. The transactions that have not yet closed are subject to various customary closing conditions, and we can provide no assurance that any such transactions will ultimately be completed. We are also pursuing investment opportunities in other real estate assets used to provide mission critical governmental services primarily in the criminal justice sector. In the long-term, however, we would like to see meaningful utilization of our available capacity and better visibility from our customers before we add any additional prison capacity on a speculative basis.

Operating Activities

Our net cash provided by operating activities for the three months ended March 31, 2016 was $120.3 million, compared with $117.2 million for the same period in the prior year. Cash provided by operating activities represents the year to date net income plus depreciation and amortization, changes in various components of working capital, and various non-cash charges. The increase in cash provided by operating activities was primarily due to positive fluctuations in working capital balances during the three months ended March 31, 2016 when compared to the same period in the prior year and routine timing differences in the collection of accounts receivables and in the payment of accounts payables, accrued salaries and wages, and other liabilities. These increases were partially offset by a decrease in deferred revenues associated with the South Texas Family Residential Center.

Investing Activities

Our cash flow used in investing activities was $14.2 million for the three months ended March 31, 2016 and was primarily attributable to capital expenditures during the three-month period of $14.1 million, including expenditures for facility development and expansions of $7.8 million primarily related to the aforementioned expansion project at our Red Rock Correctional Center, and $6.3 million for facility maintenance and information technology capital expenditures. Our cash flow used in investing activities was $91.6 million for the three months ended March 31, 2015 and was primarily attributable to capital expenditures during the three-month period of $77.9 million, including expenditures for facility development and expansions of $63.4 million and $14.6 million for facility maintenance and information technology capital expenditures. In addition, cash flow used in investing activities during the three months ended March 31, 2015 included $16.3 million of capitalized lease payments related to the South Texas Family Residential Center.

Financing Activities

Cash flow used in financing activities was $116.6 million for the three months ended March 31, 2016 and was primarily attributable to dividend payments of $65.1 million and $3.5 million for the purchase and retirement of common stock that was issued in connection with equity-based compensation. Further, cash flow used in financing activities included $46.3 million of net repayments under our revolving credit facility and Term Loan. In addition, cash flow used in financing activities included $3.3 million of cash payments associated with the financing components of the lease related to the South Texas Family Residential Center.

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

Our reconciliation of net income to FFO and Normalized FFO for the three months ended March 31, 2016 and 2015 is as follows (in thousands):

	For the Three Months Ended March 31,
	2016	2015
FUNDS FROM OPERATIONS:

Net income	$46,307	$57,277
Depreciation of real estate assets	23,337	21,272

Funds From Operations	69,644	78,549

Expenses associated with mergers and acquisitions, net of taxes	1,143	—
Goodwill and other impairments, net of taxes	—	955

Normalized Funds From Operations	$70,787	$79,504

Contractual Obligations

The following schedule summarizes our contractual cash obligations by the indicated period as of March 31, 2016 (in thousands):

	Payments Due By Year Ended December 31,
	2016 (remainder)	2017	2018	2019	2020	Thereafter	Total
Long-term debt	$3,750	$10,000	$10,000	$15,000	$779,000	$600,000	$1,417,750
Interest on senior notes	42,788	42,094	42,094	42,094	35,390	65,469	269,929
Contractual facility developments and other commitments	34,528	—	—	—	—	—	34,528
South Texas Family Residential Center	63,455	73,412	53,733	—	—	—	190,600
Operating leases	429	581	605	615	563	864	3,657

Total contractual cash obligations	$144,950	$126,087	$106,432	$57,709	$814,953	$666,333	$1,916,464

The cash obligations in the table above do not include future cash obligations for variable interest expense associated with our outstanding revolving credit facility as projections would be based on future outstanding balances as well as future variable interest rates, and we are unable to make reliable estimates of either. Further, the cash obligations in the table above also do not include future cash obligations for uncertain tax positions as we are unable to make reliable estimates of the timing of such payments, if any, to the taxing authorities. The contractual facility developments included in the table above represent development projects for which we have already entered into a contract with a customer that obligates us to complete the development project. Certain of our other ongoing construction projects are not currently under contract and thus are not included as a contractual obligation above as we may generally suspend or terminate such projects without substantial penalty. With respect to the South Texas Family Residential Center, the cash obligations included in the table above reflect the full contractual obligations of various contracts, excluding contingent payments, even though many of these agreements provide us with the ability to terminate if ICE terminates the amended IGSA.

We had $21.5 million of letters of credit outstanding at March 31, 2016 primarily to support our requirement to repay fees and claims under our workers’ compensation plan in the event we do not repay the fees and claims due in accordance with the terms of the plan. The letters of credit are renewable annually. We did not have any draws under any outstanding letters of credit during the three months ended March 31, 2016 or 2015.

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

Our primary market risk exposure is to changes in U.S. interest rates. We are exposed to market risk related to our revolving credit facility and Term Loan because the interest rate on our revolving credit facility and Term Loan are subject to fluctuations in the market. If the interest rate for our outstanding indebtedness under the revolving credit facility and Term Loan was 100 basis points higher or lower during the three months ended March 31, 2016, our interest expense, net of amounts capitalized, would have been increased or decreased by $1.4 million.

As of March 31, 2016, we had outstanding $325.0 million of senior notes due 2020 with a fixed interest rate of 4.125%, $350.0 million of senior notes due 2023 with a fixed interest rate of 4.625%, and $250.0 million of senior notes due 2022 with a fixed interest rate of 5.0%. Because the interest rates with respect to these instruments are fixed, a hypothetical 100 basis point increase or decrease in market interest rates would not have a material impact on our financial statements.

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

There have been no material changes in our “Risk Factors” as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015.

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

CORRECTIONS CORPORATION OF AMERICA

Date: May 5, 2016	/s/ Damon T. Hininger
Damon T. Hininger
President and Chief Executive Officer

/s/ David M. Garfinkle
David M. Garfinkle
Executive Vice President, Chief Financial Officer, and Principal Accounting Officer