Form 10-Q
period 2016-06-30
CORRECTIONS CORP OF AMERICA
filed 2016-08-04
CIK 1070985

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: JUNE 30, 2016

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

Indicate the number of shares outstanding of each class of Common Stock as of July 29, 2016:

Shares of Common Stock, $0.01 par value per share: 117,522,538 shares outstanding.

CORRECTIONS CORPORATION OF AMERICA

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2016

PART I – FINANCIAL INFORMATION

ITEM 1. – FINANCIAL STATEMENTS.

CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED AND AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	June 30, 2016	December 31, 2015
ASSETS
Cash and cash equivalents	$70,843	$65,291
Restricted cash	—	877
Accounts receivable, net of allowance of $1,645 and $459, respectively	221,427	234,456
Prepaid expenses and other current assets	32,995	41,434

Total current assets	325,265	342,058

Property and equipment, net	2,870,150	2,883,060

Restricted cash	218	131
Investment in direct financing lease	—	684
Goodwill	38,415	35,557
Non-current deferred tax assets	7,774	9,824
Other assets	85,928	84,704

Total assets	$3,327,750	$3,356,018

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued expenses	$332,859	$317,675
Income taxes payable	1,139	1,920
Current portion of long-term debt	7,500	5,000

Total current liabilities	341,498	324,595

Long-term debt, net	1,448,142	1,447,077
Deferred revenue	45,608	63,289
Other liabilities	47,875	58,309

Total liabilities	1,883,123	1,893,270

Commitments and contingencies

Preferred stock – $0.01 par value; 50,000 shares authorized; none issued and outstanding at June 30, 2016 and December 31, 2015, respectively	—	—
Common stock – $0.01 par value; 300,000 shares authorized; 117,520 and 117,232 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	1,175	1,172
Additional paid-in capital	1,768,321	1,762,394
Accumulated deficit	(324,869)	(300,818)

Total stockholders’ equity	1,444,627	1,462,748

Total liabilities and stockholders’ equity	$3,327,750	$3,356,018

The accompanying notes are an integral part of these consolidated financial statements.

CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED AND AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
REVENUES	$463,331	$459,295	$910,716	$885,295

EXPENSES:
Operating	316,446	318,035	630,364	618,697
General and administrative	27,364	23,107	53,844	49,979
Depreciation and amortization	42,345	38,400	84,404	67,085
Asset impairments	—	—	—	955

	386,155	379,542	768,612	736,716

OPERATING INCOME	77,176	79,753	142,104	148,579

OTHER EXPENSE:
Interest expense, net	16,796	11,761	34,340	21,951
Other expense	132	36	49	10

	16,928	11,797	34,389	21,961

INCOME BEFORE INCOME TAXES	60,248	67,956	107,715	126,618

Income tax expense	(2,665)	(2,653)	(3,825)	(4,038)

NET INCOME	$57,583	$65,303	$103,890	$122,580

BASIC EARNINGS PER SHARE	$0.49	$0.56	$0.89	$1.05

DILUTED EARNINGS PER SHARE	$0.49	$0.55	$0.88	$1.04

DIVIDENDS DECLARED PER SHARE	$0.54	$0.54	$1.08	$1.08

The accompanying notes are an integral part of these consolidated financial statements.

CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED AND AMOUNTS IN THOUSANDS)

	For the Six Months Ended June 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$103,890	$122,580
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	84,404	67,085
Asset impairments	—	955
Amortization of debt issuance costs and other non-cash interest	1,577	1,552
Deferred income taxes	2,050	2,611
Non-cash revenue and other income	(2,204)	(991)
Income tax benefit of equity compensation	(25)	(475)
Non-cash equity compensation	7,873	7,708
Other expenses and non-cash items	2,192	2,213
Changes in assets and liabilities, net:
Accounts receivable, prepaid expenses and other assets	22,079	6,124
Accounts payable, accrued expenses and other liabilities	(7,754)	5,692
Income taxes payable	(756)	193

Net cash provided by operating activities	213,326	215,247

CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for facility development and expansions	(18,725)	(112,548)
Expenditures for other capital improvements	(20,695)	(25,889)
Capitalized lease payments	—	(24,592)
Acquisition of businesses, net of cash acquired	(43,618)	—
Decrease in restricted cash	240	603
Proceeds from sale of assets	8,192	57
Decrease in other assets	833	1,922
Payments received on direct financing lease and notes receivable	1,231	1,091

Net cash used in investing activities	(72,542)	(159,356)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of debt	201,000	160,000
Principal repayments of debt	(198,500)	(122,000)
Payment of debt issuance and other refinancing and related costs	(68)	(134)
Payment of lease obligations	(6,702)	—
Contingent consideration for acquisition of businesses	(1,073)	—
Dividends paid	(128,550)	(124,261)
Income tax benefit of equity compensation	25	475
Purchase and retirement of common stock	(3,947)	(9,432)
Decrease in restricted cash for dividends	550	500
Proceeds from exercise of stock options	2,033	5,637

Net cash used in financing activities	(135,232)	(89,215)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	5,552	(33,324)

CASH AND CASH EQUIVALENTS, beginning of period	65,291	74,393

CASH AND CASH EQUIVALENTS, end of period	$70,843	$41,069

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest (net of amounts capitalized of $164 and $2,792 in 2016 and 2015, respectively)	$28,655	$18,609

Income taxes paid (refunded)	$(10,520)	$6,706

The accompanying notes are an integral part of these consolidated financial statements.

CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2016

(UNAUDITED AND AMOUNTS IN THOUSANDS)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Par Value	Capital	Deficit	Equity
Balance as of December 31, 2015	117,232	$1,172	$1,762,394	$(300,818)	$1,462,748
Net income	—	—	—	103,890	103,890
Retirement of common stock	(134)	(1)	(3,946)	—	(3,947)
Dividends declared on common stock ($1.08 per share)	—	—	—	(127,998)	(127,998)
Restricted stock compensation, net of forfeitures	(1)	—	7,720	57	7,777
Income tax benefit of equity compensation	—	—	25	—	25
Stock option compensation expense, net of forfeitures	—	—	96	—	96
Restricted stock grants	310	3	—	—	3
Stock options exercised	113	1	2,032	—	2,033

Balance as of June 30, 2016	117,520	$1,175	$1,768,321	$(324,869)	$1,444,627

The accompanying notes are an integral part of these consolidated financial statements.

CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2015

(UNAUDITED AND AMOUNTS IN THOUSANDS)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Par Value	Capital	Deficit	Equity
Balance as of December 31, 2014	116,764	$1,168	$1,748,303	$(267,971)	$1,481,500
Net income	—	—	—	122,580	122,580
Retirement of common stock	(235)	(3)	(9,429)	—	(9,432)
Dividends declared on common stock ($1.08 per share)	—	—	—	(127,310)	(127,310)
Restricted stock compensation, net of forfeitures	(6)	—	7,188	45	7,233
Income tax benefit of equity compensation	—	—	475	—	475
Stock option compensation expense, net of forfeitures	—	—	475	—	475
Restricted stock grants	296	3	—	—	3
Stock options exercised	300	3	5,634	—	5,637

Balance as of June 30, 2015	117,119	$1,171	$1,752,646	$(272,656)	$1,481,161

The accompanying notes are an integral part of these consolidated financial statements.

CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

JUNE 30, 2016

1.	ORGANIZATION AND OPERATIONS

Corrections Corporation of America (together with its subsidiaries, the “Company” or “CCA”) is the nation’s largest owner of privatized correctional, detention, and residential reentry facilities and one of the largest prison operators in the United States. As of June 30, 2016, CCA owned or controlled 49 correctional and detention facilities, owned or controlled 25 residential reentry facilities, and managed an additional 11 correctional and detention facilities owned by its government partners, with a total design capacity of approximately 89,300 beds in 20 states and the District of Columbia.

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

Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers,” which establishes a single, comprehensive revenue recognition standard for all contracts with customers. For public reporting entities such as CCA, ASU 2014-09 was originally effective for interim and annual periods beginning after December 15, 2016 and early adoption of the ASU was not permitted. In July 2015, the FASB agreed to defer the effective date of the ASU for public reporting entities by one year, or to interim and annual periods beginning after December 15, 2017. Early adoption is now allowed as of the original effective date for public companies. In summary, the core principle of ASU 2014-09 is to recognize revenue when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. Companies are allowed to select between two transition methods: (1) a full retrospective transition method with the application of the new guidance to each prior reporting period presented, or (2) a modified retrospective transition method that recognizes the cumulative effect on prior periods at the date of adoption together with additional footnote disclosures. CCA is currently planning to adopt the standard when effective in its fiscal year 2018. CCA is reviewing the ASU to determine the potential impact it might have on the Company’s results of operations or financial position and its related financial statement disclosures, along with evaluating which transition method will be utilized upon adoption.

In February 2016, the FASB issued ASU 2016-02, “Leases (Accounting Standards Codification 842),” which requires lessees to put most leases on their balance sheets but recognize expenses on their income statements in a manner similar to current accounting requirements. ASU 2016-02 also eliminates current real estate-specific provisions for all entities. For lessors, the ASU modifies the classification criteria and the accounting for sales-type and direct financing leases. For public reporting entities such as CCA, guidance in ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years, and early adoption of the ASU is permitted. Entities are required to use a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements. CCA is currently planning to adopt the ASU when effective in its fiscal year 2019. CCA does not currently expect that the new standard will have a material impact on its financial statements.

In March 2016, the FASB issued ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting,” that will change certain aspects of accounting for share-based payments to employees. ASU 2016-09 will require all income tax effects of awards to be recognized in the income statement when the awards vest or are settled. The new ASU will also allow an employer to repurchase more of an employee’s shares than it can currently for tax withholding purposes without triggering liability accounting, and to make a policy election to account for forfeitures. Companies will be required to elect whether to account for forfeitures of share-based payments by (1) recognizing forfeitures of awards as they occur, or (2) estimating the number of awards expected to be forfeited and adjusting the estimate when it is likely to change, as is currently required. For public reporting entities such as CCA, guidance in ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years, and early adoption of the ASU is permitted. All of the guidance in the ASU must be adopted in the same period. CCA is evaluating the ASU and expects to adopt the ASU in the 2017 fiscal year, but does not expect that the new standard will have a material impact on its financial statements.

Fair Value of Financial Instruments

To meet the reporting requirements of Accounting Standards Codification (“ASC”) 825, “Financial Instruments”, regarding fair value of financial instruments, CCA calculates the estimated fair value of financial instruments using market interest rates, quoted market prices of similar instruments, or discounted cash flow techniques with observable Level 1 inputs for publicly traded debt and Level 2 inputs for all other financial instruments, as defined in ASC 820, “Fair Value Measurement”. At June 30, 2016 and December 31, 2015, there were no material differences between the carrying amounts and the estimated fair values of CCA’s financial instruments, other than as follows (in thousands):

	June 30, 2016		December 31, 2015
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Investment in direct financing lease	$1,992	$2,063	$3,223	$3,408
Note receivable from Agecraft Prison Management, LTD	$3,170	$5,190	$3,504	$5,864
Debt	$(1,466,500)	$(1,497,906)	$(1,464,000)	$(1,452,719)

Revenue Recognition – Multiple-Element Arrangement

In September 2014, CCA agreed to an expansion of an existing inter-governmental service agreement (“IGSA”) between the city of Eloy, Arizona and U.S. Immigration and Customs Enforcement (“ICE”) to provide residential space and services at the South Texas Family Residential Center. The amended IGSA qualifies as a multiple-element arrangement under the guidance in ASC 605, “Revenue Recognition”. CCA determined that there were five distinct elements related to the amended IGSA with ICE. In the three months ended June 30, 2016 and 2015, CCA recognized $70.8 million and $65.8 million, respectively, in revenue associated with the amended IGSA, while $141.5 million and $101.8 million in revenue was recognized in the six months ended June 30, 2016 and 2015, respectively. The unrecognized balance of the fixed monthly payments is reported in deferred revenue. The current portion of deferred revenue is reflected within accounts payable and accrued expenses while the long-term portion is reflected in deferred revenue in the accompanying consolidated balance sheets. As of June 30, 2016 and December 31, 2015, total deferred revenue associated with this agreement amounted to $80.0 million and $94.6 million, respectively.

3.	GOODWILL

ASC 350, “Intangibles-Goodwill and Other”, establishes accounting and reporting requirements for goodwill and other intangible assets. Goodwill was $38.4 million and $35.6 million as of June 30, 2016 and December 31, 2015, respectively. This goodwill was established in connection with the acquisitions of Correctional Management, Inc. (“CMI”) in the second quarter of 2016 and Avalon Correctional Services, Inc. (“Avalon”) in the fourth quarter of 2015, both as further described in Note 5, the acquisition of Correctional Alternatives, Inc. during 2013, and the acquisitions of two service companies during 2000.

Under the provisions of ASC 350, CCA performs a qualitative assessment that may allow it to skip the annual two-step impairment test. Under ASC 350, a company has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. If the two-step impairment test is required, CCA determines the fair value of a reporting unit using a collaboration of various common valuation techniques, including market multiples and discounted cash flows. These impairment tests are required to be performed at least annually. CCA performs its impairment tests during the fourth quarter, in connection with its annual budgeting process. CCA will perform these impairment tests at least annually and whenever circumstances indicate the carrying value of goodwill may not be recoverable.

4.	REAL ESTATE TRANSACTIONS

Activations

Pursuant to an agreement with Trousdale County, Tennessee, CCA agreed to finance, design, construct, and operate a 2,552-bed facility to meet the responsibilities of a separate IGSA between Trousdale County and the state of Tennessee regarding correctional services. CCA invested approximately $144.0 million in the Trousdale Turner Correctional Center and construction was completed in the fourth quarter of 2015. In order to guarantee access to the beds at the facility, the IGSA with the state of Tennessee includes a minimum monthly payment plus a per diem payment for each inmate housed in the facility in excess of 90% of the design capacity following completion of the ramp, which is expected to be completed in the third quarter of 2016. CCA began housing state of Tennessee inmates at the newly activated facility in January 2016. As of June 30, 2016, CCA housed approximately 1,680 inmates at the Trousdale Turner Correctional Center.

In December 2015, CCA announced it was awarded a new contract from the Arizona Department of Corrections to house up to an additional 1,000 medium-security inmates at its 1,596-bed Red Rock Correctional Center in Arizona. In connection with the new contract, CCA is expanding its Red Rock facility to a design capacity of 2,024 beds and adding additional space for inmate reentry programming. Total cost of the expansion is estimated at approximately $35.0 million to $38.0 million, including $22.8 million invested through June 30, 2016. Construction is expected to be completed late in the fourth quarter of 2016, although CCA began receiving inmates under the new contract during the third quarter of 2016.

On July 18, 2016, CCA announced that it received an award from the California Department of Corrections and Rehabilitation (“CDCR”) to house up to 120 residents as part of The Male Community Reentry Program (“MCRP”) at CCA’s 120-bed CAI-Boston Avenue residential reentry facility in San Diego, California. The MCRP was designed by the CDCR to provide a range of community-based, rehabilitative services to help participants successfully reenter the community and reduce recidivism. The new contract commenced on August 1, 2016 and contains an initial term extending to June 30, 2018, with three one-year renewal options. In April 2016, CCA was awarded a contract to continue providing residential reentry services for the Federal Bureau of Prisons, which was a rebid of existing contracts at both of CCA’s CAI facilities, CAI-Boston Avenue and CAI-Ocean View. During the contract rebid process, CCA identified an opportunity to consolidate BOP resident populations at both facilities into the 483-bed CAI-Ocean View facility in order to make available the CAI-Boston Avenue facility for other potential partners and more efficiently utilize available capacity.

Leasing Transactions

In May 2016, CCA entered into a lease for its previously idled 2,400-bed North Fork Correctional Facility with the Oklahoma Department of Corrections (“ODOC”). The lease agreement commenced on July 1, 2016, and includes a five-year base term with unlimited two-year renewal options. However, the lease agreement permitted the ODOC to utilize the facility for certain activation activities and, therefore, revenue recognition began upon execution of the lease. The average annual rent to be recognized during the base term is $7.3 million, including annual rent in the fifth year of $12.0 million. After the five-year base term, the annual rent will be equal to the rent due during the prior lease year, adjusted for increases in the Consumer Price Index (“CPI”). CCA is responsible for repairs and maintenance, property taxes and property insurance, while all other aspects and costs of facility operations are the responsibility of the ODOC.

Acquisitions

On June 10, 2016, CCA acquired a residential reentry facility in Long Beach, California from a privately held owner for approximately $7.7 million, excluding transaction related expenses. CCA did not assume any debt as part of the all-cash transaction. The 112-bed facility is leased to Community Education Centers, Inc. (“CEC”) under a triple net lease agreement that extends through June 2020 and includes one five-year lease extension option. CEC separately contracts with the CDCR to provide rehabilitative and reentry services to residents at the leased facility. CCA acquired the facility in the real estate–only transaction as a strategic investment that expands the Company’s investment in the residential reentry market.

Idle Facilities

CCA has six idled core facilities that are currently available and being actively marketed to other customers. CCA considers its core facilities to be those that were designed for adult secure correctional and detention purposes. The following table summarizes each of the idled facilities and their respective carrying values, excluding equipment and other assets that could generally be transferred and used at other facilities CCA owns without significant cost (dollars in thousands):

	Design	Date	Net Carrying Values
Facility	Capacity	Idled	June 30, 2016	December 31, 2015
Prairie Correctional Facility	1,600	2010	$17,661	$17,961
Huerfano County Correctional Center	752	2010	17,903	18,276
Diamondback Correctional Facility	2,160	2010	42,288	43,030
Otter Creek Correctional Center	656	2012	23,002	23,270
Marion Adjustment Center	826	2013	12,345	12,536
Lee Adjustment Center	816	2015	10,591	10,840

	6,810		$123,790	$125,913

From the date each of the aforementioned six core facilities became idle, CCA incurred operating expenses of approximately $1.8 million and $1.6 million during the three months ended June 30, 2016 and 2015, respectively. From the date each of the aforementioned six core facilities became idle, CCA incurred operating expenses of approximately $3.7 million and $3.4 million during the six months ended June 30, 2016 and 2015, respectively.

CCA also has four idled non-core facilities with carrying values amounting to $5.0 million and $5.1 million as of June 30, 2016 and December 31, 2015, respectively. CCA considers the Shelby Training Center, Queensgate Correctional Facility, Mineral Wells Pre-Parole Transfer Facility, and Leo Chesney Correctional Center to be non-core facilities because they were designed for uses other than for adult secure correctional and detention purposes.

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

Based on a decline in offender populations within the state of Colorado and available capacity at other facilities CCA owns in Colorado, CCA idled its 1,488-bed Kit Carson Correctional Center during the third quarter of 2016. Inmate populations from the Kit Carson Correctional Center were transferred to the remaining two company-owned facilities that CCA continues to operate for the Colorado Department of Corrections, the Bent County Correctional Facility and the Crowley County Correctional Facility. CCA idled the Kit Carson Correctional Center following the transfer of the inmate population, and has begun to market the facility to other customers. CCA performed an impairment analysis of the Kit Carson Correctional Center, which had a net carrying value of $59.3 million as of June 30, 2016, and concluded that this asset has a recoverable value in excess of the carrying value.

5.	BUSINESS COMBINATIONS

During the fourth quarter of 2015, CCA closed on the acquisition of 100% of the stock of Avalon, along with two additional facilities operated by Avalon. The acquisition included 11 community corrections facilities with approximately 3,000 beds in Oklahoma, Texas, and Wyoming. CCA acquired Avalon, which specializes in community correctional services, drug and alcohol treatment services, and residential reentry services, as a strategic investment that continues to expand the reentry assets owned and services provided by the Company. The aggregate purchase price of $157.5 million, excluding transaction related expenses, includes two earn-outs. One earn-out for $5.5 million, which was based on the completion of and transition to a newly constructed facility that will deliver the contracted services provided at the Dallas Transitional Center, was paid in the second quarter of 2016. The second earn-out for up to $2.0 million is based on the achievement of certain utilization milestones over 12 months following the acquisition. The acquisition was funded utilizing cash from CCA’s $900.0 Million Revolving Credit Facility, as defined hereafter.

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

On April 8, 2016, CCA closed on the acquisition of 100% of the stock of CMI, along with the real estate used in the operation of CMI’s business from two entities affiliated with CMI. CMI, a privately held community corrections company that operates seven community corrections facilities, including six owned and one leased, with approximately 600 beds in Colorado, specializes in community correctional services, drug and alcohol treatment services, and residential reentry services. CMI provides these services through multiple contracts with three counties in Colorado, as well as the Colorado Department of Corrections, a current partner of CCA’s. CCA acquired CMI as a strategic investment that continues to expand the reentry assets owned and services provided by the Company. The aggregate purchase price of the transaction was $35.0 million, excluding transaction related expenses. The transaction was funded utilizing cash from CCA’s $900.0 Million Revolving Credit Facility, as defined hereafter.

In allocating the purchase price for the transaction, CCA recorded the following (in millions):

Tangible current assets and liabilities, net	$1.0
Property and equipment	29.2
Intangible assets	1.5

Total identifiable assets	31.7
Goodwill	3.3

Total consideration	$35.0

The allocation of the purchase price is preliminary and may be subject to change within the measurement period of one year from the acquisition date. The primary areas of the preliminary purchase price allocation that are not finalized include determining the composition and valuation of intangible assets and goodwill. Several factors gave rise to the goodwill recorded in the acquisition, such as the expected benefit from synergies of the combination and the long-term contracts for community corrections services that continues to broaden the scope of solutions CCA provides, from incarceration through release. The results of operations for CMI have been included in the Company’s consolidated financial statements from the date of acquisition.

6.	DEBT

Debt outstanding as of June 30, 2016 and December 31, 2015 consists of the following (in thousands):

	June 30, 2016	December 31, 2015
$900.0 Million Revolving Credit Facility, principal due at maturity in July 2020; interest payable periodically at variable interest rates. The weighted average rate at June 30, 2016 and December 31, 2015 was 2.0% and 1.9%, respectively.	$444,000	$439,000

Term Loan, scheduled principal payments through maturity in July 2020; interest payable periodically at variable interest rates. The rate at both June 30, 2016 and December 31, 2015 was 2.0%. Unamortized debt issuance costs amounted to $0.5 million and $0.6 million at June 30, 2016 and December 31, 2015, respectively.	97,500	100,000

4.625% Senior Notes, principal due at maturity in May 2023; interest payable semi-annually in May and November at 4.625%. Unamortized debt issuance costs amounted to $4.3 million and $4.5 million at June 30, 2016 and December 31, 2015, respectively.	350,000	350,000

4.125% Senior Notes, principal due at maturity in April 2020; interest payable semi-annually in April and October at 4.125%. Unamortized debt issuance costs amounted to $3.1 million and $3.5 million at June 30, 2016 and December 31, 2015, respectively.	325,000	325,000

5.0% Senior Notes, principal due at maturity in October 2022; interest payable semi-annually in April and October at 5.0%. Unamortized debt issuance costs amounted to $3.0 million and $3.3 million at June 30, 2016 and December 31, 2015, respectively.	250,000	250,000

Total debt	1,466,500	1,464,000

Unamortized debt issuance costs	(10,858)	(11,923)

Current portion of long-term debt	(7,500)	(5,000)

Long-term debt, net	$1,448,142	$1,447,077

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

Based on CCA’s current leverage ratio, loans under the $900.0 Million Revolving Credit Facility bear interest at the base rate plus a margin of 0.50% or at LIBOR plus a margin of 1.50%, and a commitment fee equal to 0.35% of the unfunded balance. The $900.0 Million Revolving Credit Facility also has a $50.0 million sublimit for the issuance of standby letters of credit. As of June 30, 2016, CCA had $444.0 million in borrowings under the $900.0 Million Revolving Credit Facility as well as $10.3 million in letters of credit outstanding resulting in $445.7 million available under the $900.0 Million Revolving Credit Facility.

The $900.0 Million Revolving Credit Facility is secured by a pledge of all of the capital stock of CCA’s domestic subsidiaries, 65% of the capital stock of CCA’s foreign subsidiaries, all of CCA’s accounts receivable, and all of CCA’s deposit accounts. The $900.0 Million Revolving Credit Facility requires CCA to meet certain financial covenants, including, without limitation, a maximum total leverage ratio, a maximum secured leverage ratio, and a minimum fixed charge coverage ratio. As of June 30, 2016, CCA was in compliance with all such covenants. In addition, the $900.0 Million Revolving Credit Facility contains certain covenants that, among other things, limit the incurrence of additional indebtedness, payment of dividends and other customary restricted payments, transactions with affiliates, asset sales, mergers and consolidations, liquidations, prepayments and modifications of other indebtedness, liens and other encumbrances and other matters customarily restricted in such agreements. In addition, the $900.0 Million Revolving Credit Facility is subject to certain cross-default provisions with terms of CCA’s other indebtedness, and is subject to acceleration upon the occurrence of a change of control.

Incremental Term Loan. On October 6, 2015, CCA obtained $100.0 million under an Incremental Term Loan (“Term Loan”) under the “accordion” feature of the $900.0 Million Revolving Credit Facility. As of April 1, 2016, interest rates under the Term Loan are the same as the interest rates under the $900.0 Million Revolving Credit Facility. The interest rate on the Term Loan was at a base rate plus a margin of 0.50% or at LIBOR plus a margin of 1.75% during the first two fiscal quarters following closing of the Term Loan. The Term Loan has the same collateral requirements, financial and certain other covenants, and cross-default provisions as the $900.0 Million Revolving Credit Facility. The Term Loan, which is pre-payable, also has a maturity coterminous with the $900.0 Million Revolving Credit Facility due July 2020, with scheduled quarterly principal payments in years 2016 through 2020. As of June 30, 2016, the outstanding balance of the Term Loan was $97.5 million.

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

Debt Maturities. Scheduled principal payments as of June 30, 2016 for the remainder of 2016, the next four years, and thereafter were as follows (in thousands):

2016 (remainder)	$2,500
2017	10,000
2018	10,000
2019	15,000
2020	829,000
Thereafter	600,000

Total debt	$1,466,500

7.	STOCKHOLDERS’ EQUITY

Dividends on Common Stock

During 2015 and the first six months of 2016, CCA’s Board of Directors declared the following quarterly dividends on its common stock:

Declaration Date	Record Date	Payable Date	Per Share
February 20, 2015	April 2, 2015	April 15, 2015	$0.54
May 14, 2015	July 2, 2015	July 15, 2015	$0.54
August 13, 2015	October 2, 2015	October 15, 2015	$0.54
December 10, 2015	January 4, 2016	January 15, 2016	$0.54
February 19, 2016	April 1, 2016	April 15, 2016	$0.54
May 12, 2016	July 1, 2016	July 15, 2016	$0.54

Future dividends will depend on CCA’s distribution requirements as a REIT, future earnings, capital requirements, financial condition, opportunities for alternative uses of capital, and on such other factors as the Board of Directors of CCA may consider relevant.

Stock Options

In the first six months of 2016 and during 2015, CCA elected not to issue stock options to its non-employee directors, officers, and executive officers as it had in years prior to 2013 and instead elected to issue all of its equity compensation in the form of restricted common stock and restricted common stock units as described below. However, CCA continues to recognize stock option expense during the vesting period of stock options awarded in prior years. During the three months ended June 30, 2016 and 2015, CCA expensed $8,000 and $0.1 million, respectively, net of estimated forfeitures, relating to its outstanding stock options, all of which was charged to general and administrative expenses. During the six months ended June 30, 2016 and 2015, CCA expensed $0.1 million and $0.5 million, respectively, net of estimated forfeitures, relating to its outstanding stock options, all of which was charged to general and administrative expenses. As of June 30, 2016, options to purchase 1.4 million shares of common stock were outstanding with a weighted average exercise price of $20.56 per common share.

Restricted Stock and Restricted Stock Units

During the first six months of 2016, CCA issued approximately 633,000 shares of restricted common stock units (“RSUs”) to certain of its employees and non-employee directors, with an aggregate value of $18.4 million, including 560,000 RSUs to employees and non-employee directors whose compensation is charged to general and administrative expenses and 73,000 RSUs to employees whose compensation is charged to operating expense. During 2015, CCA issued approximately 438,000 shares of RSUs to certain of its employees and non-employee directors, with an aggregate value of $17.5 million, including 385,000 RSUs to employees and non-employee directors whose compensation is charged to general and administrative expense and 53,000 RSUs to employees whose compensation is charged to operating expense.

CCA established performance-based vesting conditions on the RSUs awarded to its officers and executive officers in years 2014 through 2016. Unless earlier vested under the terms of the agreements, RSUs issued to officers and executive officers in 2015 and 2016 are subject to vesting over a three-year period based upon the satisfaction of certain annual performance criteria, and no more than one-third of the RSUs may vest in any one performance period. With respect to RSUs issued in 2014, no more than one-third of such shares or RSUs may vest in the first performance period; however, the performance criteria are cumulative for the three-year period. RSUs issued to other employees in 2016, unless earlier vested under the terms of the agreements, generally vest equally on the first, second, and third anniversary of the award. Shares of restricted stock and RSUs issued to other employees in years prior to 2016, unless earlier vested under the terms of the agreements, “cliff” vest on the third anniversary of the award. RSUs issued to non-employee directors vest one year from the date of award.

During the three months ended June 30, 2016, CCA expensed $4.1 million, net of forfeitures, relating to restricted common stock and RSUs ($0.5 million of which was recorded in operating expenses and $3.6 million of which was recorded in general and administrative expenses). During the three months ended June 30, 2015, CCA expensed $3.8 million, net of forfeitures, relating to restricted common stock and RSUs ($0.4 million of which was recorded in operating expenses and $3.4 million of which was recorded in general and administrative expenses).

During the six months ended June 30, 2016, CCA expensed $7.8 million, net of forfeitures, relating to restricted common stock and RSUs ($1.0 million of which was recorded in operating expenses and $6.8 million of which was recorded in general and administrative expenses). During the six months ended June 30, 2015, CCA expensed $7.2 million, net of forfeitures, relating to restricted common stock and RSUs ($0.8 million of which was recorded in operating expenses and $6.4 million of which was recorded in general and administrative expenses). As of June 30, 2016, approximately 1.2 million RSUs remained outstanding and subject to vesting.

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

A reconciliation of the numerator and denominator of the basic earnings per share computation to the numerator and denominator of the diluted earnings per share computation is as follows (in thousands, except per share data):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
NUMERATOR
Basic:
Net income	$57,583	$65,303	$103,890	$122,580

Diluted:
Net income	$57,583	$65,303	$103,890	$122,580

DENOMINATOR
Basic:
Weighted average common shares outstanding	117,401	116,962	117,318	116,799

Diluted:
Weighted average common shares outstanding	117,401	116,962	117,318	116,799
Effect of dilutive securities:
Stock options	514	720	473	794
Restricted stock-based compensation	94	130	98	197

Weighted average shares and assumed conversions	118,009	117,812	117,889	117,790

BASIC EARNINGS PER SHARE	$0.49	$0.56	$0.89	$1.05

DILUTED EARNINGS PER SHARE	$0.49	$0.55	$0.88	$1.04

Approximately 8,000 stock options were excluded from the computation of diluted earnings per share for the six months ended June 30, 2016 because they were anti-dilutive. There were no stock options excluded from the computation of diluted earnings per share for the three months ended June 30, 2016 and the three and six months ended June 30, 2015.

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

In connection with the issuance of the revenue bonds, CCA is obligated, under a debt service deficit agreement, to pay the trustee of the bond’s trust indenture (the “Trustee”) amounts necessary to pay any debt service deficits consisting of principal and interest requirements (outstanding principal balance of $12.8 million at June 30, 2016 plus future interest payments). In the event the state of Tennessee, which is currently utilizing the facility to house certain inmates, exercises its option to purchase the correctional facility, CCA is also obligated to pay the difference between principal and interest owed on the bonds on the date set for the redemption of the bonds and amounts paid by the state of Tennessee for the facility plus all other funds on deposit with the Trustee and available for redemption of the bonds. Ownership of the facility reverts to the state of Tennessee in August 2017 at no cost. Therefore, CCA does not currently believe the state of Tennessee will exercise its option to purchase the facility. At June 30, 2016, the outstanding principal balance of the bonds exceeded the purchase price option by $8.4 million.

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

CCA recorded an income tax expense of $2.7 million for both the three months ended June 30, 2016 and 2015. CCA recorded an income tax expense of $3.8 million and $4.0 million for the six months ended June 30, 2016 and 2015, respectively. As a REIT, CCA is entitled to a deduction for dividends paid, resulting in a substantial reduction in the amount of federal income tax expense it recognizes. Substantially all of CCA’s income tax expense is incurred based on the earnings generated by its TRSs. CCA’s overall effective tax rate is estimated based on its current projection of taxable income primarily generated in its TRSs. The Company’s consolidated effective tax rate could fluctuate in the future based on changes in estimates of taxable income, the relative amounts of taxable income generated by the TRSs and the REIT, the implementation of additional tax planning strategies, changes in federal or state tax rates or laws affecting tax credits available to the Company, changes in other tax laws, changes in estimates related to uncertain tax positions, or changes in state apportionment factors, as well as changes in the valuation allowance applied to the Company’s deferred tax assets that are based primarily on the amount of state net operating losses and tax credits that could expire unused.

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

CCA had no liabilities recorded for uncertain tax positions as of June 30, 2016. CCA recognizes interest and penalties related to unrecognized tax positions in income tax expense. CCA does not currently anticipate that the total amount of unrecognized tax positions will significantly change in the next twelve months.

11.	SEGMENT REPORTING

As of June 30, 2016, CCA owned and managed 66 facilities, and managed 11 facilities it did not own. In addition, CCA owned eight facilities that it leased to third-party operators. Management views CCA’s operating results in one operating segment. However, the Company has chosen to report financial performance segregated for (1) owned and managed facilities and (2) managed-only facilities as the Company believes this information is useful to users of the financial statements. Owned and managed facilities include the operating results of those facilities placed into service that were owned or controlled via a long-term lease and managed by CCA. Managed-only facilities include the operating results of those facilities owned by a third party and managed by CCA. The operating performance of the owned and managed and the managed-only facilities can be measured based on their net operating income. CCA defines facility net operating income as a facility’s operating income or loss from operations before interest, taxes, asset impairments, depreciation, and amortization.

The revenue and net operating income for the owned and managed and the managed-only facilities and a reconciliation to CCA’s operating income is as follows for the three and six months ended June 30, 2016 and 2015 (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Revenue:
Owned and managed	$401,931	$396,053	$790,552	$760,017
Managed-only	51,346	53,714	101,176	106,658

Total management revenue	453,277	449,767	891,728	866,675

Operating expenses:
Owned and managed	266,249	263,419	529,672	507,719
Managed-only	44,218	48,700	89,309	96,709

Total operating expenses	310,467	312,119	618,981	604,428

Facility net operating income:
Owned and managed	135,682	132,634	260,880	252,298
Managed-only	7,128	5,014	11,867	9,949

Total facility net operating income	142,810	137,648	272,747	262,247

Other revenue (expense):
Rental and other revenue	10,054	9,528	18,988	18,620
Other operating expense	(5,979)	(5,916)	(11,383)	(14,269)
General and administrative	(27,364)	(23,107)	(53,844)	(49,979)
Depreciation and amortization	(42,345)	(38,400)	(84,404)	(67,085)
Asset impairments	—	—	—	(955)

Operating income	$77,176	$79,753	$142,104	$148,579

The following table summarizes capital expenditures including accrued amounts for the three and six months ended June 30, 2016 and 2015 (amounts in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Capital expenditures:
Owned and managed	$59,453	$70,527	$70,731	$153,361
Managed-only	686	1,168	1,341	1,899
Corporate and other	11,215	1,986	12,209	9,600

Total capital expenditures	$71,354	$73,681	$84,281	$164,860

The total assets are as follows (in thousands):

	June 30, 2016	December 31, 2015
Assets:
Owned and managed	$2,867,330	$2,966,762
Managed-only	64,176	54,491
Corporate and other	396,244	334,765

Total assets	$3,327,750	$3,356,018

12.	CONDENSED CONSOLIDATING FINANCIAL STATEMENTS OF THE COMPANY AND SUBSIDIARIES

The following condensed consolidating financial statements of CCA and subsidiaries have been prepared pursuant to Rule 3-10 of Regulation S-X. These condensed consolidating financial statements have been prepared from the Company’s financial information on the same basis of accounting as the consolidated financial statements.

CONDENSED CONSOLIDATING BALANCE SHEET

As of June 30, 2016

(in thousands)

	Parent	Combined Subsidiary Guarantors	Consolidating Adjustments and Other	Total Consolidated Amounts
ASSETS

Cash and cash equivalents	$20,641	$50,202	$—	$70,843
Accounts receivable, net of allowance	262,953	234,914	(276,440)	221,427
Prepaid expenses and other current assets	3,836	35,345	(6,186)	32,995

Total current assets	287,430	320,461	(282,626)	325,265

Property and equipment, net	2,506,346	363,804	—	2,870,150

Restricted cash	218	—	—	218
Goodwill	23,260	15,155	—	38,415
Non-current deferred tax assets	—	8,085	(311)	7,774
Other assets	305,404	59,140	(278,616)	85,928

Total assets	$3,122,658	$766,645	$(561,553)	$3,327,750

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accounts payable and accrued expenses	$218,944	$396,542	$(282,627)	$332,859
Income taxes payable	908	231	—	1,139
Current portion of long-term debt	7,500	—	—	7,500

Total current liabilities	227,352	396,773	(282,627)	341,498

Long-term debt, net	1,449,270	113,872	(115,000)	1,448,142
Non-current deferred tax liabilities	311	—	(311)	—
Deferred revenue	—	45,608	—	45,608
Other liabilities	1,098	46,777	—	47,875

Total liabilities	1,678,031	603,030	(397,938)	1,883,123

Total stockholders’ equity	1,444,627	163,615	(163,615)	1,444,627

Total liabilities and stockholders’ equity	$3,122,658	$766,645	$(561,553)	$3,327,750

CONDENSED CONSOLIDATING BALANCE SHEET

As of December 31, 2015

(in thousands)

	Parent	Combined Subsidiary Guarantors	Consolidating Adjustments and Other	Total Consolidated Amounts
ASSETS

Cash and cash equivalents	$15,666	$49,625	$—	$65,291
Restricted cash	637	240	—	877
Accounts receivable, net of allowance	300,632	159,286	(225,462)	234,456
Prepaid expenses and other current assets	3,760	43,706	(6,032)	41,434

Total current assets	320,695	252,857	(231,494)	342,058

Property and equipment, net	2,526,278	356,782	—	2,883,060

Restricted cash	131	—	—	131
Investment in direct financing lease	684	—	—	684
Goodwill	20,402	15,155	—	35,557
Non-current deferred tax assets	—	10,217	(393)	9,824
Other assets	241,510	57,120	(213,926)	84,704

Total assets	$3,109,700	$692,131	$(445,813)	$3,356,018

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accounts payable and accrued expenses	$191,600	$357,569	$(231,494)	$317,675
Income taxes payable	—	1,920	—	1,920
Current portion of long-term debt	5,000	—	—	5,000

Total current liabilities	196,600	359,489	(231,494)	324,595

Long-term debt, net	1,448,316	113,761	(115,000)	1,447,077
Non-current deferred tax liabilities	393	—	(393)	—
Deferred revenue	—	63,289	—	63,289
Other liabilities	1,643	56,666	—	58,309

Total liabilities	1,646,952	593,205	(346,887)	1,893,270

Total stockholders’ equity	1,462,748	98,926	(98,926)	1,462,748

Total liabilities and stockholders’ equity	$3,109,700	$692,131	$(445,813)	$3,356,018

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the three months ended June 30, 2016

(in thousands)

	Parent	Combined Subsidiary Guarantors	Consolidating Adjustments and Other	Total Consolidated Amounts
REVENUES	$293,314	$386,740	$(216,723)	$463,331

EXPENSES:
Operating	224,689	308,480	(216,723)	316,446
General and administrative	8,832	18,532	—	27,364
Depreciation and amortization	21,055	21,290	—	42,345

	254,576	348,302	(216,723)	386,155

OPERATING INCOME	38,738	38,438	—	77,176

OTHER (INCOME) EXPENSE:
Interest expense, net	12,868	3,928	—	16,796
Other (income) expense	289	(153)	(4)	132

	13,157	3,775	(4)	16,928

INCOME BEFORE INCOME TAXES	25,581	34,663	4	60,248

Income tax expense	(515)	(2,150)	—	(2,665)

INCOME BEFORE EQUITY IN SUBSIDIARIES	25,066	32,513	4	57,583

Income from equity in subsidiaries	32,517	—	(32,517)	—

NET INCOME	$57,583	$32,513	$(32,513)	$57,583

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the three months ended June 30, 2015

(in thousands)

	Parent	Combined Subsidiary Guarantors	Consolidating Adjustments and Other	Total Consolidated Amounts
REVENUES	$302,374	$372,948	$(216,027)	$459,295

EXPENSES:
Operating	221,956	312,106	(216,027)	318,035
General and administrative	6,699	16,408	—	23,107
Depreciation and amortization	20,275	18,125	—	38,400
Asset impairments	—	—	—	—

	248,930	346,639	(216,027)	379,542

OPERATING INCOME	53,444	26,309	—	79,753

OTHER (INCOME) EXPENSE:
Interest expense, net	8,254	3,507	—	11,761
Other (income) expense	(211)	111	136	36

	8,043	3,618	136	11,797

INCOME BEFORE INCOME TAXES	45,401	22,691	(136)	67,956

Income tax expense	(345)	(2,308)	—	(2,653)

INCOME BEFORE EQUITY IN SUBSIDIARIES	45,056	20,383	(136)	65,303

Income from equity in subsidiaries	20,247	—	(20,247)	—

NET INCOME	$65,303	$20,383	$(20,383)	$65,303

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the six months ended June 30, 2016

(in thousands)

	Parent	Combined Subsidiary Guarantors	Consolidating Adjustments and Other	Total Consolidated Amounts
REVENUES	$578,038	$764,217	$(431,539)	$910,716

EXPENSES:
Operating	446,753	615,150	(431,539)	630,364
General and administrative	18,026	35,818	—	53,844
Depreciation and amortization	41,946	42,458	—	84,404

	506,725	693,426	(431,539)	768,612

OPERATING INCOME	71,313	70,791	—	142,104

OTHER (INCOME) EXPENSE:
Interest expense, net	25,870	8,470	—	34,340
Other (income) expense	401	(344)	(8)	49

	26,271	8,126	(8)	34,389

INCOME BEFORE INCOME TAXES	45,042	62,665	8	107,715

Income tax expense	(881)	(2,944)	—	(3,825)

INCOME BEFORE EQUITY IN SUBSIDIARIES	44,161	59,721	8	103,890

Income from equity in subsidiaries	59,729	—	(59,729)	—

NET INCOME	$103,890	$59,721	$(59,721)	$103,890

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the six months ended June 30, 2015

(in thousands)

	Parent	Combined Subsidiary Guarantors	Consolidating Adjustments and Other	Total Consolidated Amounts
REVENUES	$605,414	$708,171	$(428,290)	$885,295

EXPENSES:
Operating	443,633	603,354	(428,290)	618,697
General and administrative	15,499	34,480	—	49,979
Depreciation and amortization	40,344	26,741	—	67,085
Asset impairments	—	955	—	955

	499,476	665,530	(428,290)	736,716

OPERATING INCOME	105,938	42,641	—	148,579

OTHER (INCOME) EXPENSE:
Interest expense, net	16,681	5,270	—	21,951
Other (income) expense	(40)	(10)	60	10

	16,641	5,260	60	21,961

INCOME BEFORE INCOME TAXES	89,297	37,381	(60)	126,618

Income tax expense	(521)	(3,517)	—	(4,038)

INCOME BEFORE EQUITY IN SUBSIDIARIES	88,776	33,864	(60)	122,580

Income from equity in subsidiaries	33,804	—	(33,804)	—

NET INCOME	$122,580	$33,864	$(33,864)	$122,580

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the six months ended June 30, 2016

(in thousands)

	Parent	Combined Subsidiary Guarantors	Consolidating Adjustments And Other	Total Consolidated Amounts
Net cash provided by operating activities	$158,035	$55,291	$—	$213,326
Net cash used in investing activities	(20,643)	(51,899)	—	(72,542)
Net cash used in financing activities	(132,417)	(2,815)	—	(135,232)

Net increase in cash and cash equivalents	4,975	577	—	5,552

CASH AND CASH EQUIVALENTS, beginning of period	15,666	49,625	—	65,291

CASH AND CASH EQUIVALENTS, end of period	$20,641	$50,202	$—	70,843

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the six months ended June 30, 2015

(in thousands)

	Parent	Combined Subsidiary Guarantors	Consolidating Adjustments And Other	Total Consolidated Amounts
Net cash provided by operating activities	$100,465	$114,782	$—	$215,247
Net cash used in investing activities	(19,214)	(55,143)	(84,999)	(159,356)
Net cash provided by (used in) financing activities	(92,032)	(82,182)	84,999	(89,215)

Net decrease in cash and cash equivalents	(10,781)	(22,543)	—	(33,324)

CASH AND CASH EQUIVALENTS, beginning of period	12,337	62,056	—	74,393

CASH AND CASH EQUIVALENTS, end of period	$1,556	$39,513	$—	$41,069

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

This quarterly report on Form 10-Q contains statements as to our beliefs and expectations of the outcome of future events that are forward-looking statements as defined within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of current or historical fact contained herein, including statements regarding our future financial position, business strategy, budgets, projected costs and plans, and objectives of management for future operations, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “estimate,” “expect,” “intend,” “could,” “may,” “plan,” “projects,” “will,” and similar expressions, as they relate to us, are intended to identify forward-looking statements. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from the statements made. These include, but are not limited to, the risks and uncertainties associated with:

•	general economic and market conditions, including the impact governmental budgets can have on our per diem rates and occupancy;

•	fluctuations in our operating results because of, among other things, changes in occupancy levels, competition, increases in costs of operations, fluctuations in interest rates, and risks of operations;

•	changes in the privatization of the corrections and detention industry and the public acceptance of our services;

•	our ability to obtain and maintain correctional, detention, and reentry facility management contracts, including, but not limited to, sufficient governmental appropriations, contract compliance, effects of inmate disturbances, and the timing of the opening of new facilities and the commencement of new management contracts as well as our ability to utilize current available beds and new capacity as development and expansion projects are completed;

•	increases in costs to develop or expand correctional, detention, and reentry facilities that exceed original estimates, or the inability to complete such projects on schedule as a result of various factors, many of which are beyond our control, such as weather, labor conditions, and material shortages, resulting in increased construction costs;

•	changes in government policy and in legislation and regulation of the corrections and detention industry that affect our business, including, but not limited to, California’s utilization of out-of-state private correctional capacity and the continued utilization of the South Texas Family Residential Center by U.S. Immigration and Customs Enforcement, or ICE, under terms of the current contract, and the impact of any changes to immigration reform and sentencing laws (Our company does not, under longstanding policy, lobby for or against policies or legislation that would determine the basis for, or duration of, an individual’s incarceration or detention.);

•	our ability to successfully integrate operations of our acquisitions and realize projected returns resulting therefrom;

•	our ability to meet and maintain qualification for taxation as a real estate investment trust, or REIT; and

•	the availability of debt and equity financing on terms that are favorable to us.

Any or all of our forward-looking statements in this quarterly report may turn out to be inaccurate. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy, and financial needs. Our statements can be affected by inaccurate assumptions we might make or by known or unknown risks, uncertainties and assumptions, including the risks, uncertainties, and assumptions described in “Risk Factors” disclosed in Part II hereafter, as well as in the 2015 Form 10-K and in other reports we file with the Securities and Exchange Commission, or the SEC, from time to time. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly revise these forward-looking statements to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements contained in this report and in the 2015 Form 10-K.

OVERVIEW

The Company

As of June 30, 2016, we owned or controlled 49 correctional and detention facilities, owned or controlled 25 residential reentry facilities, and managed an additional 11 correctional and detention facilities owned by our government partners, with a total design capacity of approximately 89,300 beds in 20 states and the District of Columbia. We are a REIT specializing in owning, operating, and managing prisons and other correctional facilities and providing residential, community reentry, and prisoner transportation services for governmental agencies. In addition to providing fundamental residential services, our facilities offer a variety of rehabilitation and educational programs, including basic education, faith-based services, life skills and employment training, and substance abuse treatment. These services are intended to help reduce recidivism and to prepare offenders for their successful reentry into society upon their release. We also provide or make available to offenders certain health care (including medical, dental, and mental health services), food services, and work and recreational programs.

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

Asset impairments. The primary risk we face for asset impairment charges, excluding goodwill, is associated with correctional facilities we own. As of June 30, 2016, we had $2.9 billion in property and equipment, including $123.8 million in long-lived assets, excluding equipment, at six idled core correctional facilities. The impairment analyses we performed for each of these facilities excluded the net book value of equipment, as a substantial portion of the equipment is easily transferrable to other company-owned facilities without significant cost. The carrying values of the six idled core facilities as of June 30, 2016 were as follows (in thousands):

Prairie Correctional Facility	$17,661
Huerfano County Correctional Center	17,903
Diamondback Correctional Facility	42,288
Otter Creek Correctional Center	23,002
Marion Adjustment Center	12,345
Lee Adjustment Center	10,591

$123,790

From the date each facility became idle, the idled facilities incurred combined operating expenses of approximately $1.8 million and $1.6 million for the three months ended June 30, 2016 and 2015, respectively. From the date each facility became idle, the idled facilities incurred combined operating expenses of approximately $3.7 million and $3.4 million for the six months ended June 30, 2016 and 2015, respectively.

We also have four idled non-core facilities with carrying values amounting to $5.0 million as of June 30, 2016. We consider the Shelby Training Center, Queensgate Correctional Facility, Mineral Wells Pre-Parole Transfer Facility, and Leo Chesney Correctional Center to be non-core facilities because they were designed for uses other than for adult secure correctional purposes.

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

Based on a decline in offender populations within the state of Colorado and available capacity at other facilities we own in Colorado, we idled our 1,488-bed Kit Carson Correctional Center during the third quarter of 2016. Inmate populations from the Kit Carson Correctional Center were transferred to the remaining two company-owned facilities that we continue to operate for the Colorado Department of Corrections, the Bent County Correctional Facility and the Crowley County Correctional Facility. We idled the Kit Carson Correctional Center following the transfer of the inmate population, and we have begun to market the facility to other customers. We incurred a facility net operating loss at the Kit Carson Correctional Center of $0.8 million and $1.0 million for the three and six months ended June 30, 2016, respectively. We performed an impairment analysis of the Kit Carson Correctional Center, which had a net carrying value of $59.3 million as of June 30, 2016, and concluded that this asset has a recoverable value in excess of the carrying value.

Revenue Recognition – Multiple-Element Arrangement. In September 2014, we agreed under an expansion of an existing inter-governmental service agreement, or IGSA, between the city of Eloy, Arizona and ICE to provide residential space and services at our South Texas Family Residential Center. The amended IGSA qualifies as a multiple-element arrangement under the guidance in Accounting Standards Codification, or ASC, 605, “Revenue Recognition”. We evaluate each deliverable in an arrangement to determine whether it represents a separate unit of accounting. A deliverable constitutes a separate unit of accounting when it has standalone value to the customer. ASC 605 requires revenue to be allocated to each unit of accounting based on a selling price hierarchy. The selling price for a deliverable is based on its vendor specific objective evidence, or VSOE, of selling price, if available, third party evidence, or TPE, if VSOE of selling price is not available, or estimated selling price, or ESP, if neither VSOE of selling price nor TPE is available. We establish VSOE of selling price using the price charged for a deliverable when sold separately. We establish TPE of selling price by evaluating similar products or services in standalone sales to similarly situated customers. We establish ESP based on management judgment considering internal factors such as margin objectives, pricing practices and controls, and market conditions. In arrangements with multiple elements, we allocate the transaction price to the individual units of accounting at inception of the arrangement based on their relative selling price. The allocation of revenue to each element requires considerable judgment and estimations which could change in the future. However, during the originally expected four-year life, a change in revenue allocation could lead to timing differences in the period in which revenue is recognized, while total revenue recognized over the four-year contract life of the IGSA will not change. If the IGSA were to be amended or terminated before the expiration of the four-year term, we would determine the allocation of any deferred revenues to separate units of accounting to be recognized immediately for services previously provided and, if amended, over future periods based on the delivery of future services.

Self-funded insurance reserves. As of June 30, 2016, we had $29.1 million in accrued liabilities for employee health, workers’ compensation, and automobile insurance claims. We are significantly self-insured for employee health, workers’ compensation, and automobile liability insurance claims. As such, our insurance expense is largely dependent on claims experience and our ability to control our claims. We have consistently accrued the estimated liability for employee health insurance claims based on our history of claims experience and the estimated time lag between the incident date and the date we pay the claims. We have accrued the estimated liability for workers’ compensation claims based on an actuarial valuation of the outstanding liabilities, discounted to the net present value of the outstanding liabilities, using a combination of actuarial methods used to project ultimate losses, and our automobile insurance claims based on estimated development factors on claims incurred. The liability for employee health, workers’ compensation, and automobile insurance includes estimates for both claims incurred and for claims incurred but not reported. These estimates could change in the future. It is possible that future cash flows and results of operations could be materially affected by changes in our assumptions, new developments, or by the effectiveness of our strategies.

Legal reserves. As of June 30, 2016, we had $7.5 million in accrued liabilities related to certain legal proceedings in which we are involved. We have accrued our best estimate of the probable costs for the resolution of these claims based on a range of potential outcomes. In addition, we are subject to current and potential future legal proceedings for which little or no accrual has been reflected because our current assessment of the potential exposure is nominal. These estimates have been developed in consultation with our General Counsel’s office and, as appropriate, outside counsel handling these matters, and are based upon an analysis of potential results, assuming a combination of litigation and settlement strategies. It is possible that future cash flows and results of operations could be materially affected by changes in our assumptions, new developments, or by the effectiveness of our strategies.

RESULTS OF OPERATIONS

Our results of operations are impacted by the number of facilities we owned and managed, the number of facilities we managed but did not own, the number of facilities we leased to other operators, and the facilities we owned that were not in operation. The following table sets forth the changes in the number of facilities operated for the periods presented:

	Effective Date	Owned and Managed	Managed Only	Leased	Total
Facilities as of December 31, 2014		49	12	3	64

Impairment of non-core assets	January 2015	(2)	—	—	(2)
Acquisition of four community corrections facilities in Pennsylvania	August 2015	—	—	4	4
Termination of the management contract for the Winn Correctional Center	September 2015	—	(1)	—	(1)
Termination of the lease contract at the Leo Chesney Correctional Center	October 2015	1	—	(1)	—
Acquisition of eleven community corrections facilities in Oklahoma (3), Texas (7), and Wyoming (1)	October 2015	11	—	—	11
Activation of the Trousdale Turner Correctional Center	December 2015	1	—	—	1

Facilities as of December 31, 2015		60	11	6	77

Acquisition of seven community corrections facilities in Colorado	April 2016	7	—	—	7
Lease of the North Fork Correctional Facility	May 2016	(1)	—	1	—
Acquisition of the Long Beach Community Corrections Center in California	June 2016	—	—	1	1

Facilities as of June 30, 2016		66	11	8	85

Three and Six Months Ended June 30, 2016 Compared to the Three and Six Months Ended June 30, 2015

Net income was $57.6 million, or $0.49 per diluted share, for the three months ended June 30, 2016, compared with net income of $65.3 million, or $0.55 per diluted share, for the three months ended June 30, 2015. During the six months ended June 30, 2016, we generated net income of $103.9 million, or $0.88 per diluted share, compared with net income of $122.6 million, or $1.04 per diluted share, for the six months ended June 30, 2015.

Facility Operations

A key performance indicator we use to measure the revenue and expenses associated with the operation of the facilities we own or manage is expressed in terms of a compensated man-day, which represents the revenue we generate and expenses we incur for one offender for one calendar day. Revenue and expenses per compensated man-day are computed by dividing facility revenue and expenses by the total number of compensated man-days during the period. A compensated man-day represents a calendar day for which we are paid for the occupancy of an offender. We believe the measurement is useful because we are compensated for operating and managing facilities at an offender per-diem rate based upon actual or minimum guaranteed occupancy levels. We also measure our ability to contain costs on a per-compensated man-day basis, which is largely dependent upon the number of offenders we accommodate. Further, per compensated man-day measurements are also used to estimate our potential profitability based on certain occupancy levels relative to design capacity. Revenue and expenses per compensated man-day for all of the facilities placed into service that we owned or managed, exclusive of those held for lease, were as follows for the three and six months ended June 30, 2016 and 2015:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Revenue per compensated man-day	$75.28	$72.79	$75.29	$71.50
Operating expenses per compensated man-day:
Fixed expense	38.37	36.98	39.11	36.34
Variable expense	15.40	15.26	15.41	14.41

Total	53.77	52.24	54.52	50.75

Operating income per compensated man-day	$21.51	$20.55	$20.77	$20.75

Operating margin	28.6%	28.2%	27.6%	29.0%

Average compensated occupancy	79.3%	84.9%	77.2%	84.5%

Average available beds	83,399	79,980	84,297	79,262

Average compensated population	66,169	67,902	65,077	66,971

Fixed expenses per compensated man-day for the three and six months ended June 30, 2016 include depreciation expense of $10.6 million and $21.2 million, respectively, and interest expense of $2.7 million and $5.6 million, respectively, in order to more properly reflect the cash flows associated with the lease at the South Texas Family Residential Center. Fixed expenses per compensated man-day for both the three and six months ended June 30, 2015 include depreciation expense of $8.5 million and interest expense of $2.2 million associated with the lease at the South Texas Family Residential Center.

Revenue

Total revenue consists of revenue we generate in the operation and management of correctional, detention, and residential reentry facilities, as well as rental revenue generated from facilities we lease to third-party operators, and from our inmate transportation subsidiary. The following table reflects the components of revenue for the three and six months ended June 30, 2016 and 2015 (in millions):

	For the Three Months Ended June 30,
	2016	2015	$ Change	% Change
Management revenue:
Federal	$242.6	$236.3	$6.3	2.7%
State	174.6	183.8	(9.2)	(5.0%)
Local	20.4	16.3	4.1	25.2%
Other	15.6	13.4	2.2	16.4%

Total management revenue	453.2	449.8	3.4	0.8%

Rental and other revenue	10.1	9.5	0.6	6.3%

Total revenue	$463.3	$459.3	$4.0	0.9%

	For the Six Months Ended June 30,
	2016	2015	$ Change	% Change
Management revenue:
Federal	$478.3	$439.5	$38.8	8.8%
State	345.8	368.4	(22.6)	(6.1%)
Local	36.7	32.5	4.2	12.9%
Other	30.9	26.3	4.6	17.5%

Total management revenue	891.7	866.7	25.0	2.9%

Rental and other revenue	19.0	18.6	0.4	2.2%

Total revenue	$910.7	$885.3	$25.4	2.9%

The $3.4 million, or 0.8%, increase in revenue associated with the operation and management of correctional, detention, and residential reentry facilities during the second quarter of 2016 compared with the second quarter of 2015 consisted of an increase in revenue of approximately $14.9 million resulting from an increase of 3.4% in average revenue per compensated man-day, partially offset by a decrease in revenue of approximately $11.5 million caused by a decrease in the average daily compensated population from 2015 to 2016. The $25.0 million, or 2.9%, increase in revenue associated with the operation and management of correctional, detention, and residential reentry facilities during the six months ended June 30, 2016 compared with the same period in the prior year consisted of an increase in revenue of approximately $44.9 million resulting from an increase of 5.3% in average revenue per compensated man-day, partially offset by a decrease in revenue of approximately $19.9 million caused by a decrease in the average daily compensated population from 2015 to 2016, net of the revenue generated by one additional day of operations due to leap year in 2016. Most notably, the increase in average revenue per compensated man-day in both periods was a result of the full activation of the South Texas Family Residential Center in the second quarter of 2015, as further described hereafter. Per diem increases at several of our other facilities also contributed to the increase in average revenue per compensated man-day from 2015 to 2016.

Average daily compensated population decreased 1,733, or 2.6%, from 67,902 during the three months ended June 30, 2015 to 66,169 during the three months ended June 30, 2016, while average daily compensated population for the six months ended June 30, 2016 decreased 1,894 from the comparable period in 2015. The decline in average compensated population in both periods primarily resulted from the expiration of our contract with the Federal Bureau of Prisons, or BOP, at our Northeast Ohio Correctional Center effective May 31, 2015, and due to a decline in California inmates held in our out-of-state facilities, both as further described hereafter. The decline in average compensated population was also a result of the expiration of our contract with the state of Vermont at our Lee Adjustment Center effective June 30, 2015, and the expiration of our managed-only contract with the state of Louisiana at the state-owned Winn Correctional Facility effective September 30, 2015, both as further described hereafter. The decline in average compensated population was partially offset by the effect of the full activation of the South Texas Family Residential Center in the second quarter of 2015, the acquisition of Avalon Correctional Services, Inc., or Avalon, in the fourth quarter of 2015, and the activation of the newly constructed Trousdale Turner Correctional Center in the fourth quarter of 2015. We began housing state of Tennessee inmates at the facility in January 2016.

Business from our federal customers, including primarily the BOP, the United States Marshals Service, or USMS, and ICE, continues to be a significant component of our business. Our federal customers generated approximately 52% and 51% of our total revenue for the three months ended June 30, 2016 and 2015, respectively, increasing $6.3 million, or 2.7%. Our federal customers generated approximately 53% and 50% of our total revenue for the six months ended June 30, 2016 and 2015, respectively, increasing $38.8 million, or 8.8%. The increase in federal revenues in both periods primarily resulted from the full activation of the South Texas Family Residential Center in the second quarter of 2015, partially offset by a decline in federal populations at our Northeast Ohio Correctional Center. The combined effect of per diem increases for several of our federal contracts and a net increase in federal populations at certain other facilities also contributed to the increase in federal revenues.

Despite our increase in federal revenue, inmate populations in federal facilities, particularly within the BOP system nationwide, have declined over the past two years. Inmate populations in the BOP system declined in 2015 and are expected to decline further in 2016 due, in part, to the retroactive application of changes to sentencing guidelines applicable to federal drug trafficking offenses. However, we do not expect a significant impact on us because BOP inmate populations within our facilities are primarily criminal aliens incarcerated for immigration violations rather than drug trafficking offenses. Further, the public sector BOP correctional system remains overcrowded at approximately 117.2% at June 30, 2016. Nonetheless, increases in capacity within the federal system could result in a decline in BOP populations within our facilities, and could negatively impact the future demand for prison capacity.

State revenues from facilities that we manage decreased 5.0% from the second quarter of 2015 to the second quarter of 2016, and decreased 6.1% from the six months ended June 30, 2015 to the same period in 2016. The decrease in state revenues in both periods was primarily a result of a decline in California inmates held in our out-of-state facilities. In addition, the decrease in state revenues was a result of the expiration of our contract with the state of Vermont at our Lee Adjustment Center effective June 30, 2015, and the expiration of our managed-only contract with the state of Louisiana at the state-owned Winn Correctional Facility effective September 30, 2015. The decrease in state revenues was partially offset by the revenue generated at our newly activated Trousdale Turner Correctional Center, and as a result of the acquisitions of Avalon’s eleven community corrections facilities in the fourth quarter of 2015 and Correctional Management, Inc., or CMI’s, seven community corrections facilities in the second quarter of 2016, each as further described hereafter.

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

Operating Expenses

Operating expenses totaled $316.4 million and $318.0 million for the three months ended June 30, 2016 and 2015, respectively, while operating expenses for the six months ended June 30, 2016 and 2015 totaled $630.4 million and $618.7 million, respectively. Operating expenses consist of those expenses incurred in the operation and management of correctional, detention, and residential reentry facilities, as well as at facilities we lease to third-party operators, and for our inmate transportation subsidiary.

Expenses incurred in connection with the operation and management of correctional, detention, and residential reentry facilities decreased $1.7 million, or 0.5%, during the second quarter of 2016 compared with the same period in 2015. Operating expenses increased $14.6 million, or 2.4%, during the first six months of 2016 compared with the same period in 2015. Similar to our increase in revenues, operating expenses increased in the six-month period most notably as a result of the full activation of our South Texas Family Residential Center in the second quarter of 2015. The one additional day of operations due to leap year in 2016 also contributed to the increase in operating expenses during the six-month period. The increase in operating expenses in the six-month period was also a result of the activation of the Trousdale Turner Correctional Center in the fourth quarter of 2015, and the acquisitions of Avalon and CMI. The increase in operating expenses in the six-month period was partially offset by a reduction in expenses resulting from the expiration of our BOP contract at our Northeast Ohio Correctional Center effective May 31, 2015, the expiration of our contract with the state of Vermont at our Lee Adjustment Center effective June 30, 2015, and the expiration of our managed-only contract with the state of Louisiana at the state-owned Winn Correctional Facility effective September 30, 2015. In addition, the increase in operating expenses during the six-month period was partially offset by a reduction in expenses that resulted from idling our North Fork Correctional Facility in the fourth quarter of 2015. We idled the facility as a result of a decline in California inmates held in our out-of-state program. In May 2016, we announced that we leased the North Fork Correctional Facility to the Oklahoma Department of Corrections, or ODOC. The lease agreement commenced on July 1, 2016, as further described hereafter.

Fixed expenses per compensated man-day increased to $38.37 during the three months ended June 30, 2016 from $36.98 during the three months ended June 30, 2015. Fixed expenses per compensated man-day increased to $39.11 during the six months ended June 30, 2016 from $36.34 during the same period in 2015. Fixed expenses per compensated man-day for the three and six months ended June 30, 2016 include depreciation expense of $10.6 million and $21.2 million, respectively, and interest expense of $2.7 million and $5.6 million, respectively, in order to more properly reflect the cash flows associated with the lease at the South Texas Family Residential Center. Fixed expenses per compensated man-day for the three and six months ended June 30, 2015 include depreciation expense of $8.5 million and interest expense of $2.2 million associated with the lease at the South Texas Family Residential Center.

Fixed expenses per compensated man-day increased from 2015 to 2016 due primarily to an increase in salaries and benefits per compensated man-day. The increase in salaries and benefits per compensated man-day was partially a result of these expenses being leveraged over smaller offender populations at certain facilities and due to wage adjustments implemented during 2015. The increase in salaries and benefits per compensated man-day was also due to more favorable claims experience in our employee self-insured medical plan in the prior year. As the economy has improved, we have experienced wage pressures in certain markets across the country. We continually monitor compensation levels very closely along with overall economic conditions and will set wage levels necessary to help ensure the long-term success of our business. Salaries and benefits represent the most significant component of our operating expenses, representing approximately 59% of our total operating expenses during 2015 and for the first six months of 2016.

As more fully described in “Risk Factors” in Part II hereafter, in May 2016, the U.S. Department of Labor released updated overtime and exemption rules under the Fair Labor Standards Act. Among other provisions, the updated rules increase the minimum salary needed to qualify for the standard white collar employee exemption from $455 to $913 per week, or $47,476 annually for a full-year worker. The effective date for this provision is December 1, 2016. We are currently in the process of determining the impact the new regulation will have on our payroll costs and results of operations, but we expect to incur additional costs to comply with the revised rules. However, we are also evaluating strategies to mitigate the impact of this new regulation.

Variable expenses per compensated man-day increased $0.14 and $1.00, respectively, during the three and six months ended June 30, 2016 from the same periods in the prior year primarily due to expenses incurred during the ramp-up of operations at our Trousdale Turner Correctional Center.

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

Our contract with the District of Columbia, or District, at the D.C. Correctional Treatment Facility is currently scheduled to expire in the first quarter of 2017. We have been provided notice that the District does not plan to renew the contract. We incurred a facility net operating loss at the D.C. Correctional Treatment Facility of $0.1 million and facility net operating income of $0.2 million for the three months ended June 30, 2016 and 2015, respectively. We incurred a facility net operating loss at the facility of $0.5 million for the six months ended June 30, 2016 and the facility was break even for the six months ended June 30, 2015. Our investment in the direct financing lease with the District also expires in the first quarter of 2017. Upon expiration of the lease in 2017, ownership of the facility automatically reverts to the District.

On July 29, 2016, the BOP elected not to renew its contract at our owned and managed 1,129-bed Cibola County Corrections Center located in New Mexico. The contract was scheduled to expire on September 30, 2016. At this time the BOP has not determined when it will begin transferring inmates out of the facility, but we intend to idle the facility upon the completion of transferring out BOP offenders. We have begun to actively market the facility to provide correctional or detention solutions for other customers. During the three and six months ended June 30, 2016, we recognized $0.9 million and $2.3 million, respectively, in facility net operating income associated with the facility.

During 2015, ICE solicited proposals for the rebid of our 1,000-bed Houston Processing Center. The contract is currently scheduled to expire in April 2017. We have submitted our response to ICE, but can provide no assurance that we will be awarded a new contract for this facility.

During the second quarter of 2016, ICE solicited proposals for one or more family residential centers for the housing and care of family units detained under the authority of the Immigration and Nationality Act. Simultaneously, ICE engaged us to consider modifying the scale and cost of services currently performed at the South Texas Family Residential Center for the purpose of achieving a more cost-effective solution in light of various policy changes that have occurred since the commencement of the contract. During the three months ended June 30, 2016 and 2015, we recognized $70.9 million and $65.9 million, respectively, in total revenue associated with the facility, while we recognized $141.7 million and $101.9 million in revenue during the six months ended June 30, 2016 and 2015, respectively. Operating margin percentages at this facility were comparable to those of our average owned and managed facilities during 2015, but have increased during 2016 as expenses have normalized for stabilized operations. We have submitted a proposal to ICE for our South Texas Family Residential Center in response to its request with respect to family unit detention reflecting a lower cost to ICE. Further, we continue to engage ICE in discussions regarding our scale and cost of services, but can provide no assurance that we will be awarded a new contract for family unit detention, will successfully renegotiate our existing contract with ICE, or will be able to maintain the margins we currently generate under the contract.

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Owned and Managed Facilities:
Revenue per compensated man-day	$83.43	$81.39	$83.58	$79.91
Operating expenses per compensated man-day:
Fixed expense	41.52	39.84	42.32	39.05
Variable expense	16.50	16.49	16.51	15.45

Total	58.02	56.33	58.83	54.50

Operating income per compensated man-day	$25.41	$25.06	$24.75	$25.41

Operating margin	30.5%	30.8%	29.6%	31.8%

Average compensated occupancy	76.2%	82.8%	73.8%	82.3%

Average available beds	69,501	64,544	70,399	63,826

Average compensated population	52,938	53,474	51,971	52,548

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Managed Only Facilities:
Revenue per compensated man-day	$42.65	$40.91	$42.42	$40.86
Operating expenses per compensated man-day:
Fixed expense	25.75	26.38	26.41	26.44
Variable expense	10.97	10.72	11.03	10.60

Total	36.72	37.10	37.44	37.04

Operating income per compensated man-day	$5.93	$3.81	$4.98	$3.82

Operating margin	13.9%	9.3%	11.7%	9.3%

Average compensated occupancy	95.2%	93.5%	94.3%	93.4%

Average available beds	13,898	15,436	13,898	15,436

Average compensated population	13,231	14,428	13,106	14,423

Owned and Managed Facilities

Facility net operating income, or the operating income or loss from operations before interest, taxes, asset impairments, depreciation and amortization, at our owned and managed facilities increased by $3.1 million, from $132.6 million during the second quarter of 2015 to $135.7 million during the second quarter of 2016, an increase of 2.3%. Facility net operating income at our owned and managed facilities increased by $8.6 million, from $252.3 million during the six months ended June 30, 2015 to $260.9 million during the six months ended June 30, 2016, an increase of 3.4%. Facility net operating income at our owned and managed facilities in the second quarter and first six months of 2016 was favorably impacted by the full activation of the South Texas Family Residential Center. The aforementioned $13.3 million and $26.8 million aggregate depreciation and interest expense associated with the lease at the South Texas Family Residential Center in the three and six months ended June 30, 2016, respectively, and the $10.7 million in both the three and six months ended June 30, 2015, are not included in the facility net operating income amounts reported above, but are included in the per compensated man-day statistics.

In September 2014, we announced that we agreed to an expansion of an existing inter-governmental service agreement, or IGSA, between the city of Eloy, Arizona and ICE to house up to 2,400 individuals at the South Texas Family Residential Center, a facility we lease in Dilley, Texas. The expanded agreement gives ICE additional capacity to accommodate the influx of Central American female adults with children arriving illegally on the Southwest border while they await the outcome of immigration hearings. As part of the agreement, we are responsible for providing space and residential services in an open and safe environment which offers residents indoor and outdoor recreational activities, counseling, group interaction, and access to religious and legal services. In addition, we provide educational programs through a third party and food services through the lessor. ICE Health Service Corps, a division of ICE, is responsible for medical services provided to residents. The services provided under the amended IGSA commenced in the fourth quarter of 2014, have a term of up to four years, and can be extended by bi-lateral modifications. However, ICE can also terminate the agreement for convenience, without penalty, by providing us with at least a 90-day notice. In addition, terms allow for ICE to terminate the agreement with us at any time, without penalty, due to a non-appropriation of funds. In the event ICE elects to terminate the amended IGSA due to a non-appropriation of funds, we must provide a 60-day notice period to the lessor. Although we expect that ICE would provide advance notice, if ICE terminates the IGSA due to non-appropriation of funds without notice to us, we may not be able to provide a timely termination notice to the lessor and could, therefore, be subject to, among other termination payments, a penalty the equivalent of up to two months of payments due to the lessor, which would currently amount to approximately $13.7 million.

We lease the South Texas Family Residential Center and the site upon which it was constructed from a third-party lessor. Our lease agreement with the lessor is over a period co-terminus with the aforementioned amended IGSA with ICE. ICE began housing the first residents at the facility in the fourth quarter of 2014, and the site was completed during the second quarter of 2015. The agreement provides for a fixed monthly payment in accordance with a graduated schedule. In accordance with the multiple-element arrangement guidance, a portion of the fixed monthly payments to us pursuant to the IGSA is recognized as lease and service revenue. During the three months ended June 30, 2016 and 2015, we recognized $70.9 million and $65.9 million, respectively, in total revenue associated with the facility, while $141.7 million and $101.9 million in revenue was recognized during the six months ended June 30, 2016 and 2015, respectively. The expanded agreement with ICE had a favorable impact on the revenue and net operating income of our owned and managed facilities during the three and six months ended June 30, 2016 and 2015. Operating margin percentages at this facility were comparable to those of our average owned and managed facilities during 2015, but have increased during 2016 as expenses have normalized for stabilized operations.

In June 2015, ICE announced a policy change regarding family unit detention that has shortened the duration of ICE detention for those who are awaiting further process before immigration courts. Public policies and views regarding family detention, as well as proposals pertaining to the most effective means to address families crossing the border illegally, continue to evolve. In addition, numerous lawsuits, to which we are not a party, have challenged the government’s policy of detaining migrant families.

One such lawsuit in the United States District Court for the Central District of California concerns a settlement agreement between ICE and a plaintiffs’ class consisting of detained minors, whereby the court issued an order on August 21, 2015, enforcing the settlement agreement and requiring compliance by October 23, 2015. The court’s order clarified that the government has the flexibility to hold class members for longer periods of time in unlicensed and secure facilities during influxes of large numbers of undocumented migrant families via the southern U.S. border. After announcing its intention to comply fully with the court’s order, the federal government appealed. In July 2016, the U.S. Court of Appeals for the Ninth Circuit affirmed most aspects of the District Court’s order, but ruled that ICE is not required to release a parent simply because the settlement agreement might require release of that parent’s minor child. The impact of these rulings on family residential programs is not yet known.

In June 2016, pending a September 2016 trial on the state’s authority to do so, a Texas state court judge blocked efforts by Texas state officials to license our facility in Dilley, Texas as a child care center. The impact of an unfavorable decision in the aforementioned trial on family residential detention programs is not yet known. Any court decision or government action that impacts our existing contract for the South Texas Family Residential Center could materially affect our cash flows, financial condition, and results of operations.

During the second quarter of 2016, ICE solicited proposals for one or more family residential centers for the housing and care of family units detained under the authority of the Immigration and Nationality Act. Simultaneously, ICE engaged us to consider modifying the scale and cost of services currently performed at the South Texas Family Residential Center for the purpose of achieving a more cost-effective solution in light of various policy changes that have occurred since the commencement of the contract. We have submitted a proposal to ICE for our South Texas Family Residential Center in response to its request with respect to family unit detention reflecting a lower cost to ICE. Further, we continue to engage ICE in discussions regarding our scale and cost of services, but can provide no assurance that we will be awarded a new contract for family unit detention, will successfully renegotiate our existing contract with ICE, or will be able to maintain the margins we currently generate under the contract.

In December 2015, we announced that we were awarded a new contract from the Arizona Department of Corrections, or ADOC, to house up to an additional 1,000 medium-security inmates at our Red Rock facility. The new management contract contains an initial term of ten years, with two five-year renewal options upon mutual agreement and provides for an occupancy guarantee of 90% of the contracted beds once the 90% occupancy rate is achieved. The government partner included the occupancy guarantee in its RFP in order to guarantee its access to the beds. In connection with the new award, we are expanding our Red Rock facility to a design capacity of 2,024 beds and adding additional space for inmate reentry programming. Construction is expected to be completed late in the fourth quarter of 2016, although we began receiving inmates under the new contract during the third quarter of 2016. The new contract is expected to generate approximately $22.0 million to $25.0 million of incremental annual revenue.

In May 2011, in response to a lawsuit brought by inmates against the state of California, the U.S. Supreme Court upheld a lower court ruling issued by a three judge panel requiring California to reduce its inmate population to 137.5% of its capacity. In an effort to meet the Federal court ruling, the state of California enacted legislation that shifted the responsibilities for housing certain lower level inmates from state government to local jurisdictions. This realignment plan commenced on October 1, 2011 and, along with other actions to reduce inmate populations, has resulted in a reduction in state inmate populations of approximately 31,000 as of June 30, 2016.

During the first quarter of 2015, the adult inmate population held in state of California institutions first met the Federal court order to reduce inmate populations below 137.5% of its capacity. Inmate populations in the state continued to decline below the court ordered capacity limit which has resulted in declining inmate populations in the out-of-state program. As of June 30, 2016, the adult inmate population held in state of California institutions remained in compliance with the Federal court order at approximately 134.8% of capacity, or approximately 114,000 inmates, which did not include the California inmates held in our out-of-state facilities. During the quarters ended June 30, 2016 and 2015, we housed an average daily population of approximately 4,900 and 8,000 inmates, respectively, from the state of California as a partial solution to the State’s overcrowding. This decline in population resulted in a decrease in revenue of $18.5 million and $40.4 million, respectively, from the three and six months ended June 30, 2015 to the comparable periods in 2016.

On October 13, 2015, we announced that we renewed our contract to provide bed capacity and correctional services to the California Department of Corrections and Rehabilitation, or CDCR, through June 30, 2019. The contract renewal provides for up to 6,562 beds to be made available to CDCR during the renewal term at any of our facilities outside the state of California. The contract includes renewal options to extend beyond the three-year term upon mutual agreement by both parties. The remaining terms and conditions of the new contract are substantially unchanged from the previous contract, which was scheduled to expire June 30, 2016. Further, on June 13, 2016, we announced that we entered into a four-year extension of the lease agreement for our California City Correctional Center. The initial lease agreement with CDCR for the California City Correctional Center included a three-year base term ending on December 1, 2016, and unlimited two-year renewal options upon mutual agreement. We agreed to extend the lease through November 30, 2020, or two years longer than the existing agreement provides, in exchange for us to provide up to $4.0 million of certain facility and other tenant improvements. The extension provides CDCR with the unilateral right to extend the lease for two additional two-year periods through November 30, 2024, with indefinite two-year renewal options thereafter upon mutual agreement. The remaining terms of the lease remain substantially unchanged from the existing lease agreement.

Approximately 8% and 13% of our total revenue for the six months ended June 30, 2016 and 2015, respectively, was generated from the CDCR, including revenue generated at our California City facility under the lease agreement. An elimination of the use of our out-of-state solutions by the state of California would have a significant adverse impact on our financial position, results of operations, and cash flows.

During December 2014, the BOP announced that it elected not to renew its contract with us at our owned and operated 2,016-bed Northeast Ohio Correctional Center with a net carrying value of $31.6 million as of June 30, 2016. The contract with the BOP at this facility expired on May 31, 2015. Facility net operating income decreased by $3.8 million and $9.3 million, respectively, from the three and six months ended June 30, 2015 to the comparable periods in 2016 as a result of this reduction in inmate population. We expect to continue to house USMS detainees at this facility pursuant to a separate contract that expires December 31, 2016 with one two-year renewal option remaining, while we continue to market the space that became available.

During May 2015, the state of Vermont announced that it elected to not renew the contract that would have allowed for Vermont’s continued use of our owned and operated 816-bed Lee Adjustment Center. The contract expired on June 30, 2015. We incurred a facility net operating loss at the facility of $0.8 million and $1.2 million during the three and six months ended June 30, 2015, respectively. We idled the Lee Adjustment Center upon transfer of the offender population in June 2015, but continue to market the facility to other customers. The net carrying value of the facility was $10.6 million as of June 30, 2016.

During the fourth quarter of 2015, we closed on the acquisition of 100% of the stock of Avalon, along with two additional facilities operated by Avalon. The acquisition included 11 community corrections facilities with approximately 3,000 beds in Oklahoma, Texas, and Wyoming. We acquired Avalon, which specializes in community correctional services, drug and alcohol treatment services, and residential reentry services, as a strategic investment that continues to expand the reentry assets owned and services we provide. The operating margin for this portfolio during the second quarter of 2016 was 27.8%, consistent with the operating margins for our other owned and managed facilities. The average occupancy for the Avalon portfolio was 74.2% during the second quarter of 2016, compared to 70.8% on the date of acquisition.

On April 8, 2016, we closed on the acquisition of 100% of the stock of CMI along with the real estate used in the operation of CMI’s business from two entities affiliated with CMI. CMI, a privately held community corrections company that operates seven community corrections facilities, including six owned and one leased, with approximately 600 beds in Colorado, specializes in community correctional services, drug and alcohol treatment services, and residential reentry services. CMI provides these services through multiple contracts with three counties in Colorado, as well as the Colorado Department of Corrections, a current partner of ours. We acquired CMI as a strategic investment that continues to expand the reentry assets owned and services we provide. We currently expect the annualized revenues to be generated by these seven facilities to range from approximately $12.0 million to $13.0 million. Total revenue generated from this acquisition during the second quarter of 2016 totaled $3.3 million. The average occupancy for the CMI portfolio was 90.2% during the second quarter of 2016.

Managed-Only Facilities

Total revenue at our managed-only facilities decreased $2.4 million, from $53.7 million during the second quarter of 2015 to $51.3 million during the second quarter of 2016, and decreased $5.5 million, from $106.7 million during the six months ended June 30, 2015 to $101.2 million during the six months ended June 30, 2016. The decrease in revenues in both periods at our managed-only facilities was largely the result of our decision to exit the contract at the Winn Correctional Center effective September 30, 2015. Facility net operating income at our managed-only facilities increased $2.1 million, from $5.0 million during the three months ended June 30, 2015 to $7.1 million during the three months ended June 30, 2016, and increased $2.0 million, from $9.9 million during the six months ended June 30, 2015 to $11.9 million during the six months ended June 30, 2016. During the three and six months ended June 30, 2016, managed-only facilities generated 5.0% and 4.4%, respectively, of our total facility net operating income compared with 3.6% and 3.8% during the three and six months ended June 30, 2015, respectively.

We expect the managed-only business to remain competitive and we will only pursue opportunities for managed-only business where we are sufficiently compensated for the risk associated with this competitive business. Further, we may terminate existing contracts from time to time when we are unable to achieve per diem increases that offset increasing expenses and enable us to maintain safe, effective operations. In April 2015, we provided notice to the state of Louisiana that we would cease management of the contract at the 1,538-bed Winn Correctional Center within 180 days, in accordance with the notice provisions of the contract. Management of the facility transitioned to another operator effective September 30, 2015. We incurred a facility net operating loss at the Winn Correctional Center of $1.6 million and $2.9 million during the three and six months ended June 30, 2015, respectively. In anticipation of terminating the contract at this facility, we also recorded an asset impairment of $1.0 million during the first quarter of 2015 for the write-off of goodwill associated with the Winn facility.

Other Facility Related Activity

In May 2016, we entered into a lease for our previously idled 2,400-bed North Fork Correctional Facility with the ODOC. The lease agreement commenced on July 1, 2016, and includes a five-year base term with unlimited two-year renewal options. However, the lease agreement permitted the ODOC to utilize the facility for certain activation activities and, therefore, revenue recognition began upon execution of the lease. The average annual rent to be recognized during the five-year base term is $7.3 million, including annual rent in the fifth year of $12.0 million. After the five-year base term, the annual rent will be equal to the rent due during the prior lease year, adjusted for increases in the Consumer Price Index, or CPI. We are responsible for repairs and maintenance, property taxes and property insurance, while all other aspects and costs of facility operations are the responsibility of the ODOC.

General and administrative expenses

For the three months ended June 30, 2016 and 2015, general and administrative expenses totaled $27.4 million and $23.1 million, respectively, while general and administrative expenses totaled $53.8 million and $50.0 million during the six months ended June 30, 2016 and 2015, respectively. General and administrative expenses consist primarily of corporate management salaries and benefits, professional fees and other administrative expenses. We incurred $0.3 million and $1.5 million of expenses in the three and six months ended June 30, 2016, respectively, associated with mergers and acquisitions. As we pursue additional mergers and acquisitions, we could incur significant general and administrative expenses in the future associated with our due diligence efforts, whether or not such transactions are completed. These expenses could create volatility in our earnings.

Depreciation and amortization

For the three months ended June 30, 2016 and 2015, depreciation and amortization expense totaled $42.3 million and $38.4 million, respectively, while depreciation and amortization expense totaled $84.4 million and $67.1 million, respectively, during the six months ended June 30, 2016 and 2015. Our depreciation and amortization expense increased in both periods as a result of completion of construction of the 2,400-bed South Texas Family Residential Center in the second quarter of 2015. Prior to the second quarter of 2015, residents had been housed in pre-existing housing units on the property. Our lease agreement with the third-party lessor resulted in CCA being deemed the owner of the newly constructed assets for accounting purposes, in accordance with ASC 840-40-55, formerly Emerging Issues Task Force No. 97-10, “The Effect of Lessee Involvement in Asset Construction”. Accordingly, our balance sheet reflects the costs attributable to the building assets constructed by the third-party lessor, which, beginning in the second quarter of 2015, began depreciating over the remainder of the four-year term of the lease. Depreciation expense for the constructed assets at this facility included $10.6 million and $21.2 million during the three and six months ended June 30, 2016, respectively, and is expected to approximate $43.0 million during the year ending December 31, 2016. Depreciation expense for the constructed assets included $8.5 million during the second quarter of 2015. Depreciation expense also increased in the three and six months ended June 30, 2016 when compared to the same periods in the prior year due to the completion of the Trousdale Turner Correctional Center construction project in the fourth quarter of 2015.

Interest expense, net

Interest expense is reported net of interest income and capitalized interest for the three and six months ended June 30, 2016 and 2015. Gross interest expense, net of capitalized interest, was $17.3 million and $12.4 million, respectively, for the three months ended June 30, 2016 and 2015, and was $35.0 million and $22.7 million, respectively, for the six months ended June 30, 2016 and 2015. Gross interest expense is based on outstanding borrowings under our $900.0 million revolving credit facility, or revolving credit facility, our outstanding Incremental Term Loan, or Term Loan, and our outstanding senior notes, as well as the amortization of loan costs and unused facility fees. We also incur interest expense associated with the lease of the South Texas Family Residential Center, in accordance with ASC 840-40-55. Our interest expense increased as a result of completion of construction of the 2,400-bed South Texas Family Residential Center in the second quarter of 2015. Interest expense associated with the lease of this facility was $2.7 million and $5.6 million during the three and six months ended June 30, 2016, respectively, and is expected to approximate $10.5 million in 2016. Interest expense associated with the lease of this facility was $2.2 million during the second quarter of 2015.

We have benefited from relatively low interest rates on our revolving credit facility, which is largely based on the London Interbank Offered Rate, or LIBOR. It is possible that LIBOR could increase in the future. The interest rate on our revolving credit facility was at LIBOR plus a margin of 1.75% during the first six months of 2015. During July 2015, we amended and restated the revolving credit facility agreement to, among other modifications, reduce by 0.25% the applicable margin of base rate and LIBOR loans. Based on our leverage ratio, loans under our revolving credit facility during the first six months of 2016 were at the base rate plus a margin of 0.50% or at LIBOR plus a margin of 1.50%, and a commitment fee equal to 0.35% of the unfunded balance.

On September 25, 2015, we completed the offering of $250.0 million aggregate principal amount of 5.0% senior notes due October 15, 2022. We used net proceeds from the offering to pay down a portion of our revolving credit facility which had a variable weighted average interest rate of 2.0% at June 30, 2016. While our interest expense increased during the first six months of 2016 and is expected to increase during the remainder of 2016 compared with the prior year as a result of this refinancing transaction completed in 2015, we reduced our exposure to variable rate debt, extended our weighted average maturity, and increased the availability under our revolving credit facility.

Gross interest income was $0.5 million and $0.6 million for the three months ended June 30, 2016 and 2015, respectively. Gross interest income was $0.7 million for both the six months ended June 30, 2016 and 2015. Gross interest income is earned on a direct financing lease, notes receivable, investments, and cash and cash equivalents. Capitalized interest was $0.1 million and $1.6 million during the three months ended June 30, 2016 and 2015, respectively. Capitalized interest was $0.2 million and $2.8 million during the six months ended June 30, 2016 and 2015, respectively. Capitalized interest decreased in both periods as a result of the completion of the Otay Mesa Detention Center and the Trousdale Turner Correctional Center construction projects in the fourth quarter of 2015. Capitalized interest in the first six months of 2016 was primarily associated with the expansion project at our Red Rock Correctional Center, as further described under “Liquidity and Capital Resources” hereafter.

Income tax expense

During both the three months ended June 30, 2016 and 2015, our financial statements reflected an income tax expense of $2.7 million. During the six months ended June 30, 2016 and 2015, our financial statements reflected an income tax expense of $3.8 million and $4.0 million, respectively. Our effective tax rate was 3.6% and 3.2% during the six months ended June 30, 2016 and 2015, respectively. As a REIT, we are entitled to a deduction for dividends paid, resulting in a substantial reduction in the amount of federal income tax expense we recognize. Substantially all of our income tax expense is incurred based on the earnings generated by our TRSs. Our overall effective tax rate is estimated based on the current projection of taxable income primarily generated in our TRSs. Our consolidated effective tax rate could fluctuate in the future based on changes in estimates of taxable income, the relative amounts of taxable income generated by the TRSs and the REIT, the implementation of additional tax planning strategies, changes in federal or state tax rates or laws affecting tax credits available to us, changes in other tax laws, changes in estimates related to uncertain tax positions, or changes in state apportionment factors, as well as changes in the valuation allowance applied to our deferred tax assets that are based primarily on the amount of state net operating losses and tax credits that could expire unused.

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

To qualify and be taxed as a REIT, we generally are required to distribute annually to our stockholders at least 90% of our REIT taxable income (determined without regard to the dividends paid deduction and excluding net capital gains). Our REIT taxable income will not typically include income earned by our TRSs except to the extent our TRSs pay dividends to the REIT. Our Board of Directors declared a quarterly dividend of $0.54 for the first and second quarters of 2016 totaling $64.0 million in each quarter. The amount, timing and frequency of future distributions will be at the sole discretion of our Board of Directors and will be declared based upon various factors, many of which are beyond our control, including our financial condition and operating cash flows, the amount required to maintain qualification and taxation as a REIT and reduce any income and excise taxes that we otherwise would be required to pay, limitations on distributions in our existing and future debt instruments, our ability to utilize net operating losses, or NOLs, to offset, in whole or in part, our REIT distribution requirements, limitations on our ability to fund distributions using cash generated through our TRSs and other factors that our Board of Directors may deem relevant.

As of June 30, 2016, our liquidity was provided by cash on hand of $70.8 million, and $445.7 million available under our $900.0 million revolving credit facility. During the six months ended June 30, 2016 and 2015, we generated $213.3 million and $215.2 million, respectively, in cash through operating activities. We currently expect to be able to meet our cash expenditure requirements for the next year utilizing these resources. We have no debt maturities until April 2020.

Our cash flow is subject to the receipt of sufficient funding of and timely payment by contracting governmental entities. If the appropriate governmental agency does not receive sufficient appropriations to cover its contractual obligations, it may terminate our contract or delay or reduce payment to us. Delays in payment from our major customers or the termination of contracts from our major customers could have an adverse effect on our cash flow, financial condition and, consequently, dividend distributions to our shareholders.

Debt and equity

As of June 30, 2016, we had $350.0 million principal amount of unsecured notes outstanding with a fixed stated interest rate of 4.625%, $325.0 million principal amount of unsecured notes outstanding with a fixed stated interest rate of 4.125%, and $250.0 million principal amount of unsecured notes outstanding with a fixed stated interest rate of 5.0%. In addition, we had $97.5 million outstanding under our Term Loan with a variable interest rate of 2.0%, and $444.0 million outstanding under our revolving credit facility with a variable weighted average interest rate of 2.0%. As of June 30, 2016, our total weighted average effective interest rate was 3.9%, while our total weighted average maturity was 5.0 years. We also have the flexibility to issue debt or equity securities from time to time when we determine that market conditions and the opportunity to utilize the proceeds from the issuance of such securities are favorable.

On February 26, 2016, we entered into an ATM Equity Offering Sales Agreement, or ATM Agreement, with multiple sales agents. Pursuant to the ATM Agreement, we may offer and sell to or through the sales agents from time to time, shares of our common stock, par value $0.01 per share, having an aggregate gross sales price of up to $200.0 million. Sales, if any, of our shares of common stock will be made primarily in “at-the-market” offerings, as defined in Rule 415 under the Securities Act of 1933, as amended. The shares of common stock will be offered and sold pursuant to our registration statement on Form S-3 filed with the SEC on May 15, 2015, and a related prospectus supplement dated February 26, 2016. We intend to use the net proceeds from any sale of shares of our common stock to repay borrowings under our revolving credit facility (including the Term Loan under the “accordion” feature of the revolving credit facility) and for general corporate purposes, including to fund future acquisitions and development projects. There were no shares of our common stock sold under the ATM Agreement during the six months ended June 30, 2016.

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

Facility development and capital expenditures

In December 2015, we announced we were awarded a new contract from the ADOC to house up to an additional 1,000 medium-security inmates at our 1,596-bed Red Rock Correctional Center in Arizona. In connection with the new contract, we are expanding our Red Rock facility to a design capacity of 2,024 beds and adding additional space for inmate reentry programming. Total cost of the expansion is estimated at approximately $35.0 million to $38.0 million, including $22.8 million invested through June 30, 2016. Construction is expected to be completed late in the fourth quarter of 2016, although we began receiving inmates under the new contract during the third quarter of 2016.

The demand for capacity in the short-term has been affected by the budget challenges many of our government partners currently face. At the same time, these challenges impede our customers’ ability to construct new prison beds of their own or update older facilities, which we believe could result in further need for private sector capacity solutions in the long-term. We intend to continue to pursue build-to-suit opportunities like our 2,552-bed Trousdale Turner Correctional Center recently constructed in Trousdale County, Tennessee, and alternative solutions like the 2,400-bed South Texas Family Residential Center whereby we identified a site and lessor to provide residential housing and administrative buildings for ICE. We also expect to continue to pursue investment opportunities and are in various stages of due diligence to complete additional transactions like the acquisitions of five residential reentry facilities in Pennsylvania and California over the past year, and business combination transactions like the acquisitions of Avalon and CMI. The transactions that have not yet closed are subject to various customary closing conditions, and we can provide no assurance that any such transactions will ultimately be completed. We are also pursuing investment opportunities in other real estate assets used to provide mission critical governmental services primarily in the criminal justice sector. In the long-term, however, we would like to see meaningful utilization of our available capacity and better visibility from our customers before we add any additional prison capacity on a speculative basis.

Operating Activities

Our net cash provided by operating activities for the six months ended June 30, 2016 was $213.3 million, compared with $215.2 million for the same period in the prior year. Cash provided by operating activities represents the year to date net income plus depreciation and amortization, changes in various components of working capital, and various non-cash charges. The decrease in cash provided by operating activities was primarily due to the reduction in net income offset partially by positive fluctuations in working capital balances during the six months ended June 30, 2016 when compared to the same period in the prior year and routine timing differences in the collection of accounts receivables and in the payment of accounts payables, accrued salaries and wages, and other liabilities. These positive working capital fluctuations are net of a decrease in deferred revenues associated with the South Texas Family Residential Center.

Investing Activities

Our cash flow used in investing activities was $72.5 million for the six months ended June 30, 2016 and was primarily attributable to capital expenditures during the six-month period of $39.4 million, including expenditures for facility development and expansions of $18.7 million primarily related to the aforementioned expansion project at our Red Rock Correctional Center, and $20.7 million for facility maintenance and information technology capital expenditures. Our cash flow used in investing activities also included $43.6 million attributable to the acquisitions of CMI and a residential reentry facility in California during the second quarter of 2016. Partially offsetting these cash outflows, we received proceeds of $8.2 million primarily related to the sale of undeveloped land. Our cash flow used in investing activities was $159.4 million for the six months ended June 30, 2015 and was primarily attributable to capital expenditures during the six-month period of $138.4 million, including expenditures for facility development and expansions of $112.5 million and $25.9 million for facility maintenance and information technology capital expenditures. In addition, cash flow used in investing activities during the six months ended June 30, 2015 included $24.6 million of capitalized lease payments related to the South Texas Family Residential Center.

Financing Activities

Cash flow used in financing activities was $135.2 million for the six months ended June 30, 2016 and was primarily attributable to dividend payments of $128.6 million and $3.9 million for the purchase and retirement of common stock that was issued in connection with equity-based compensation. In addition, cash flow used in financing activities included $6.7 million of cash payments associated with the financing components of the lease related to the South Texas Family Residential Center. These payments were partially offset by $2.5 million of net proceeds under our revolving credit facility and Term Loan.

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

Our reconciliation of net income to FFO and Normalized FFO for the three and six months ended June 30, 2016 and 2015 is as follows (in thousands):

	For the Three Months Ended June 30,
	2016	2015
FUNDS FROM OPERATIONS:
Net income	$57,583	$65,303
Depreciation of real estate assets	23,388	22,175

Funds From Operations	80,971	87,478

Expenses associated with mergers and acquisitions	317	—

Normalized Funds From Operations	$81,288	$87,478

	For the Six Months Ended June 30,
	2016	2015
FUNDS FROM OPERATIONS:
Net income	$103,890	$122,580
Depreciation of real estate assets	46,725	43,447

Funds From Operations	150,615	166,027

Expenses associated with mergers and acquisitions	1,460	—
Goodwill and other impairments	—	955

Normalized Funds From Operations	$152,075	$166,982

Contractual Obligations

The following schedule summarizes our contractual cash obligations by the indicated period as of June 30, 2016 (in thousands):

	Payments Due By Year Ended December 31,
	2016 (remainder)	2017	2018	2019	2020	Thereafter	Total
Long-term debt	$2,500	$10,000	$10,000	$15,000	$829,000	$600,000	$1,466,500
Interest on senior notes	21,047	42,094	42,094	42,094	35,390	65,469	248,188
Contractual facility developments and other commitments	23,006	490	—	—	—	—	23,496
South Texas Family Residential Center	41,308	73,412	53,733	—	—	—	168,453
Operating leases	334	589	605	615	563	864	3,570

Total contractual cash obligations	$88,195	$126,585	$106,432	$57,709	$864,953	$666,333	$1,910,207

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

We had $10.3 million of letters of credit outstanding at June 30, 2016 primarily to support our requirement to repay fees and claims under our self-insured workers’ compensation plan in the event we do not repay the fees and claims due in accordance with the terms of the plan. The letters of credit are renewable annually. We did not have any draws under any outstanding letters of credit during the six months ended June 30, 2016 or 2015.

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

Our primary market risk exposure is to changes in U.S. interest rates. We are exposed to market risk related to our revolving credit facility and Term Loan because the interest rate on our revolving credit facility and Term Loan are subject to fluctuations in the market. If the interest rate for our outstanding indebtedness under the revolving credit facility and Term Loan was 100 basis points higher or lower during the three and six months ended June 30, 2016, our interest expense, net of amounts capitalized, would have been increased or decreased by $1.4 million and $2.8 million, respectively.

As of June 30, 2016, we had outstanding $325.0 million of senior notes due 2020 with a fixed interest rate of 4.125%, $350.0 million of senior notes due 2023 with a fixed interest rate of 4.625%, and $250.0 million of senior notes due 2022 with a fixed interest rate of 5.0%. Because the interest rates with respect to these instruments are fixed, a hypothetical 100 basis point increase or decrease in market interest rates would not have a material impact on our financial statements.

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

As a labor-intensive business, changes in labor regulations can materially impact our business. In May 2016, the U.S. Department of Labor, or DOL, released updated overtime and exemption rules under the Fair Labor Standards Act which increase the minimum salary needed to qualify for the standard white collar employee exemption from $455 to $913 per week, or $47,476 annually for a full-year worker. The updated rules also increase the threshold to qualify for the highly compensated employee, or HCE, exemption from $100,000 to $134,004 per year. Additionally, the updated rules establish a mechanism for automatically updating the salary and compensation levels every three years. The initial increases to the standard salary level and HCE total annual compensation requirement will be effective on December 1, 2016. Future automatic updates to those thresholds will occur every three years, beginning on January 1, 2020. We are currently in the process of determining the impact the new regulation will have on our payroll costs and results of operations, but we expect to incur additional costs to comply with the revised rules.

Other than the aforementioned risk associated with the DOL Final Rule, there have been no material changes in our “Risk Factors” as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015.

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

Date: August 4, 2016

/s/ Damon T. Hininger
Damon T. Hininger
President and Chief Executive Officer

/s/ David M. Garfinkle
David M. Garfinkle
Executive Vice President, Chief Financial Officer, and Principal Accounting Officer