Form 10-Q
period 2016-09-30
CORRECTIONS CORP OF AMERICA
filed 2016-11-03
CIK 1070985

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: SEPTEMBER 30, 2016

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

Indicate the number of shares outstanding of each class of Common Stock as of October 27, 2016:

Shares of Common Stock, $0.01 par value per share: 117,552,159 shares outstanding.

CORRECTIONS CORPORATION OF AMERICA

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2016

PART I – FINANCIAL INFORMATION

ITEM 1. – FINANCIAL STATEMENTS.

CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED AND AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	September 30, 2016	December 31, 2015
ASSETS

Cash and cash equivalents	$42,731	$65,291
Restricted cash	—	877
Accounts receivable, net of allowance of $414 and $459, respectively	222,420	234,456
Prepaid expenses and other current assets	32,742	41,434

Total current assets	297,893	342,058

Property and equipment, net of accumulated depreciation of $1,319,452 and $1,193,723, respectively	2,850,219	2,883,060

Restricted cash	218	131
Investment in direct financing lease	—	684
Goodwill	38,386	35,557
Non-current deferred tax assets	11,973	9,824
Other assets	86,823	84,704

Total assets	$3,285,512	$3,356,018

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accounts payable and accrued expenses	$329,446	$317,675
Income taxes payable	1,627	1,920
Current portion of long-term debt	8,750	5,000

Total current liabilities	339,823	324,595

Long-term debt, net	1,420,155	1,447,077
Deferred revenue	36,257	63,289
Other liabilities	45,084	58,309

Total liabilities	1,841,319	1,893,270

Commitments and contingencies

Preferred stock – $0.01 par value; 50,000 shares authorized; none issued and outstanding at September 30, 2016 and December 31, 2015, respectively	—	—
Common stock – $0.01 par value; 300,000 shares authorized; 117,551 and 117,232 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	1,176	1,172
Additional paid-in capital	1,776,504	1,762,394
Accumulated deficit	(333,487)	(300,818)

Total stockholders’ equity	1,444,193	1,462,748

Total liabilities and stockholders’ equity	$3,285,512	$3,356,018

The accompanying notes are an integral part of these consolidated financial statements.

CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED AND AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015

REVENUES	$474,935	$459,957	$1,385,651	$1,345,252

EXPENSES:
Operating	326,349	326,500	956,713	945,197
General and administrative	27,699	26,791	81,543	76,770
Depreciation and amortization	42,924	41,230	127,328	108,315
Restructuring charges	4,010	—	4,010	—
Asset impairments	—	—	—	955

	400,982	394,521	1,169,594	1,131,237

OPERATING INCOME	73,953	65,436	216,057	214,015

OTHER (INCOME) EXPENSE:
Interest expense, net	16,937	11,764	51,277	33,715
Expenses associated with debt refinancing transactions	—	701	—	701
Other (income) expense	54	(363)	103	(353)

	16,991	12,102	51,380	34,063

INCOME BEFORE INCOME TAXES	56,962	53,334	164,677	179,952

Income tax expense	(1,622)	(2,658)	(5,447)	(6,696)

NET INCOME	$55,340	$50,676	$159,230	$173,256

BASIC EARNINGS PER SHARE	$0.47	$0.43	$1.36	$1.48

DILUTED EARNINGS PER SHARE	$0.47	$0.43	$1.35	$1.47

DIVIDENDS DECLARED PER SHARE	$0.54	$0.54	$1.62	$1.62

The accompanying notes are an integral part of these consolidated financial statements.

CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED AND AMOUNTS IN THOUSANDS)

	For the Nine Months Ended September 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$159,230	$173,256
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	127,328	108,315
Asset impairments	—	955
Amortization of debt issuance costs and other non-cash interest	2,362	2,186
Expenses associated with debt refinancing transactions	—	701
Deferred income taxes	(2,149)	1,243
Non-cash revenue and other income	(4,522)	(2,143)
Income tax benefit of equity compensation	(1,492)	(529)
Non-cash equity compensation	14,029	11,516
Other expenses and non-cash items	3,636	2,372
Changes in assets and liabilities, net:
Accounts receivable, prepaid expenses and other assets	20,680	(9,686)
Accounts payable, accrued expenses and other liabilities	(19,114)	16,911
Income taxes payable	1,199	644

Net cash provided by operating activities	301,187	305,741

CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for facility development and expansions	(30,885)	(143,847)
Expenditures for other capital improvements	(32,774)	(39,087)
Capitalized lease payments	—	(34,470)
Acquisition of businesses, net of cash acquired	(43,769)	(13,795)
Decrease in restricted cash	240	1,251
Proceeds from sale of assets	8,192	501
Decrease in other assets	1,158	2,106
Payments received on direct financing lease and notes receivable	1,875	1,662

Net cash used in investing activities	(95,963)	(225,679)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of debt	291,250	522,000
Principal repayments of debt	(316,000)	(402,000)
Payment of debt issuance and other refinancing and related costs	(68)	(4,575)
Payment of lease obligations	(10,561)	(3,156)
Contingent consideration for acquisition of businesses	(1,073)	—
Dividends paid	(192,021)	(187,451)
Income tax benefit of equity compensation	1,492	529
Purchase and retirement of common stock	(3,991)	(9,454)
Decrease in restricted cash for dividends	550	500
Proceeds from exercise of stock options	2,638	7,554

Net cash used in financing activities	(227,784)	(76,053)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(22,560)	4,009

CASH AND CASH EQUIVALENTS, beginning of period	65,291	74,393

CASH AND CASH EQUIVALENTS, end of period	$42,731	$78,402

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest (net of amounts capitalized of $378 and $4,546 in 2016 and 2015, respectively)	$38,226	$20,397

Income taxes paid (refunded)	$(2,162)	$6,858

The accompanying notes are an integral part of these consolidated financial statements.

CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016

(UNAUDITED AND AMOUNTS IN THOUSANDS)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Par Value	Capital	Deficit	Equity
Balance as of December 31, 2015	117,232	$1,172	$1,762,394	$(300,818)	$1,462,748

Net income	—	—	—	159,230	159,230

Retirement of common stock	(135)	(1)	(3,990)	—	(3,991)

Dividends declared on common stock ($1.62 per share)	—	—	—	(191,956)	(191,956)

Restricted stock compensation, net of forfeitures	(1)	—	13,868	57	13,925

Income tax benefit of equity compensation	—	—	1,492	—	1,492

Stock option compensation expense, net of forfeitures	—	—	104	—	104

Restricted stock grants	314	3	—	—	3

Stock options exercised	141	2	2,636	—	2,638

Balance as of September 30, 2016	117,551	$1,176	$1,776,504	$(333,487)	$1,444,193

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

SEPTEMBER 30, 2016

1.	ORGANIZATION AND OPERATIONS

Corrections Corporation of America (together with its subsidiaries, the “Company” or “CCA”) is the nation’s largest owner of partnership correctional, detention, and residential reentry facilities and one of the largest prison operators in the United States. As of September 30, 2016, CCA owned or controlled 49 correctional and detention facilities, owned or controlled 25 residential reentry facilities, and managed an additional 11 correctional and detention facilities owned by its government partners, with a total design capacity of approximately 89,300 beds in 20 states and the District of Columbia.

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

Over the past several years, the Company has successfully executed strategies to diversify its business and offer a broader range of solutions to government partners. These solutions serve the public good through high quality corrections and detention management, innovative and cost-saving government real estate solutions, and a growing network of residential reentry centers to help address America’s recidivism crisis. To reflect this transformation, management announced its decision to rename and brand the Company, “CoreCivic”. Announced at the end of October 2016, management’s decision to rename the Company was the result of an intense research, brand strategy, and creative process that began in mid-2015. Legal renaming and related rebranding efforts are ongoing and expected to continue into 2017.

2.	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited interim consolidated financial statements have been prepared by the Company and, in the opinion of management, reflect all normal recurring adjustments necessary for a fair presentation of results for the unaudited interim periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted. The results of operations for the interim period are not necessarily indicative of the results to be obtained for the full fiscal year. Reference is made to the audited financial statements of CCA included in its Annual Report on Form 10-K as of and for the year ended December 31, 2015 filed with the Securities and Exchange Commission (the “SEC”) on February 25, 2016 (the “2015 Form 10-K”) with respect to certain significant accounting and financial reporting policies as well as other pertinent information of the Company.

Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers,” which establishes a single, comprehensive revenue recognition standard for all contracts with customers. For public reporting entities such as CCA, ASU 2014-09 was originally effective for interim and annual periods beginning after December 15, 2016 and early adoption of the ASU was not permitted. In July 2015, the FASB agreed to defer the effective date of the ASU for public reporting entities by one year, or to interim and annual periods beginning after December 15, 2017. Early adoption is now allowed as of the original effective date for public companies. In summary, the core principle of ASU 2014-09 is to recognize revenue when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. Companies are allowed to select between two transition methods: (1) a full retrospective transition method with the application of the new guidance to each prior reporting period presented, or (2) a modified retrospective transition method that recognizes the cumulative effect on prior periods at the date of adoption together with additional footnote disclosures. CCA is currently planning to adopt the standard when effective in its fiscal year 2018 and expects to utilize the modified retrospective transition method upon adoption of the ASU. CCA is reviewing the ASU to determine the potential impact it might have on the Company’s results of operations or financial position and its related financial statement disclosure.

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

In March 2016, the FASB issued ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting,” that will change certain aspects of accounting for share-based payments to employees. ASU 2016-09 will require all income tax effects of awards to be recognized in the income statement when the awards vest or are settled. The new ASU will also allow an employer to repurchase more of an employee’s shares than it can currently for tax withholding purposes without triggering liability accounting, and to make a policy election to account for forfeitures. Companies will be required to elect whether to account for forfeitures of share-based payments by (1) recognizing forfeitures of awards as they occur, or (2) estimating the number of awards expected to be forfeited and adjusting the estimate when it is likely to change, as is currently required. For public reporting entities such as CCA, guidance in ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years, and early adoption of the ASU is permitted. All of the guidance in the ASU must be adopted in the same period. CCA is evaluating the ASU and expects to adopt the ASU in its fiscal year 2017. CCA also expects that the new standard will have an impact on its financial statements whenever the vested value of the awards differs from the grant-date fair value of such awards.

Fair Value of Financial Instruments

To meet the reporting requirements of Accounting Standards Codification (“ASC”) 825, “Financial Instruments”, regarding fair value of financial instruments, CCA calculates the estimated fair value of financial instruments using market interest rates, quoted market prices of similar instruments, or discounted cash flow techniques with observable Level 1 inputs for publicly traded debt and Level 2 inputs for all other financial instruments, as defined in ASC 820, “Fair Value Measurement”. At September 30, 2016 and December 31, 2015, there were no material differences between the carrying amounts and the estimated fair values of CCA’s financial instruments, other than as follows (in thousands):

	September 30, 2016		December 31, 2015
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Investment in direct financing lease	$1,348	$1,382	$3,223	$3,408
Note receivable from Agecroft Prison Management, LTD	$3,070	$5,027	$3,504	$5,864
Debt	$(1,439,250)	$(1,363,688)	$(1,464,000)	$(1,452,719)

Revenue Recognition – Multiple-Element Arrangement

In September 2014, CCA agreed to an expansion of an existing inter-governmental service agreement (“IGSA”) between the city of Eloy, Arizona and U.S. Immigration and Customs Enforcement (“ICE”) to provide residential space and services at the South Texas Family Residential Center. The amended IGSA qualifies as a multiple-element arrangement under the guidance in ASC 605, “Revenue Recognition”. CCA determined that there were five distinct elements related to the amended IGSA with ICE. In the three months ended September 30, 2016 and 2015, CCA recognized $71.3 million and $71.0 million, respectively, in revenue associated with the amended IGSA, while $212.8 million and $172.8 million in revenue was recognized in the nine months ended September 30, 2016 and 2015, respectively. The unrecognized balance of the fixed monthly payments is reported in deferred revenue. The current portion of deferred revenue is reflected within accounts payable and accrued expenses while the long-term portion is reflected in deferred revenue in the accompanying consolidated balance sheets. As of September 30, 2016 and December 31, 2015, total deferred revenue associated with this agreement amounted to $72.3 million and $94.6 million, respectively. In October 2016, the Company entered into an amended IGSA that provides for a new, lower fixed monthly payment commencing in November 2016, and extends the life of the contract through September 2021.

3.	GOODWILL

ASC 350, “Intangibles-Goodwill and Other”, establishes accounting and reporting requirements for goodwill and other intangible assets. Goodwill was $38.4 million and $35.6 million as of September 30, 2016 and December 31, 2015, respectively. This goodwill was established in connection with the acquisitions of Correctional Management, Inc. (“CMI”) in the second quarter of 2016 and Avalon Correctional Services, Inc. (“Avalon”) in the fourth quarter of 2015, both as further described in Note 5, the acquisition of Correctional Alternatives, Inc. (“CAI”) during 2013, and the acquisitions of two service companies during 2000.

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

Activations

Pursuant to an agreement with Trousdale County, Tennessee, CCA agreed to finance, design, construct, and operate a 2,552-bed facility to meet the responsibilities of a separate IGSA between Trousdale County and the state of Tennessee regarding correctional services. CCA invested approximately $144.0 million in the Trousdale Turner Correctional Center and construction was completed in the fourth quarter of

2015. In order to guarantee access to the beds at the facility, the IGSA with the state of Tennessee includes a minimum monthly payment plus a per diem payment for each inmate housed in the facility in excess of 90% of the design capacity following completion of the ramp, which occurred in the third quarter of 2016. CCA began housing state of Tennessee inmates at the newly activated facility in January 2016. As of September 30, 2016, CCA housed approximately 2,500 inmates at the Trousdale Turner Correctional Center.

In December 2015, CCA announced it was awarded a new contract from the Arizona Department of Corrections to house up to an additional 1,000 medium-security inmates at its 1,596-bed Red Rock Correctional Center in Arizona, bringing the contracted bed capacity to 2,000 inmates. In connection with the new contract, CCA is expanding its Red Rock facility to a design capacity of 2,024 beds and adding additional space for inmate reentry programming. Total cost of the expansion is estimated at approximately $37.0 million to $38.0 million, including $30.5 million invested through September 30, 2016. Construction is expected to be completed late in the fourth quarter of 2016, although CCA began receiving inmates under the new contract during the third quarter of 2016. As of September 30, 2016, CCA housed approximately 1,400 inmates at the Red Rock Correctional Center.

In April 2016, CCA was awarded a contract to continue providing residential reentry services for the Federal Bureau of Prisons (“BOP”), which was a rebid of existing contracts at both of CCA’s CAI facilities, CAI-Boston Avenue and CAI-Ocean View. During the contract rebid process, CCA identified an opportunity to consolidate BOP resident populations at both facilities into the 483-bed CAI-Ocean View facility in order to make available the CAI-Boston Avenue facility for other potential partners and more efficiently utilize available capacity. On July 18, 2016, CCA announced that it received an award from the California Department of Corrections and Rehabilitation (“CDCR”) to house up to 120 residents as part of The Male Community Reentry Program (“MCRP”) at CCA’s 120-bed CAI-Boston Avenue residential reentry facility in San Diego, California. The MCRP was designed by the CDCR to provide a range of community-based, rehabilitative services to help participants successfully reenter the community and reduce recidivism. The new contract commenced on August 1, 2016 and contains an initial term extending to June 30, 2018, with three one-year renewal options.

Leasing Transactions

In May 2016, CCA entered into a lease with the Oklahoma Department of Corrections (“ODOC”) for its previously idled 2,400-bed North Fork Correctional Facility. The lease agreement commenced on July 1, 2016, and includes a five-year base term with unlimited two-year renewal options. However, the lease agreement permitted the ODOC to utilize the facility for certain activation activities and, therefore, revenue recognition began upon execution of the lease. The average annual rent to be recognized during the base term is $7.3 million, including annual rent in the fifth year of $12.0 million. After the five-year base term, the annual rent will be equal to the rent due during the prior lease year, adjusted for increases in the Consumer Price Index (“CPI”). CCA is responsible for repairs and maintenance, property taxes and property insurance, while all other aspects and costs of facility operations are the responsibility of the ODOC.

Acquisitions

On June 10, 2016, CCA acquired a residential reentry facility in Long Beach, California from a privately held owner for approximately $7.7 million, excluding transaction-related expenses. CCA did not assume any debt as part of the all-cash transaction. The 112-bed facility is leased to Community Education Centers, Inc. (“CEC”) under a triple net lease agreement that extends through June 2020 and includes one five-year lease extension option. CEC separately contracts with the CDCR to provide rehabilitative and reentry services to residents at the leased facility. CCA acquired the facility in the real estate–only transaction as a strategic investment that expands the Company’s investment in the residential reentry market.

Idle Facilities

CCA has seven idled core facilities that are currently available and being actively marketed to potential customers. CCA considers its core facilities to be those that were designed for adult secure correctional and detention purposes. The following table summarizes each of the idled facilities and their respective carrying values, excluding equipment and other assets that could generally be transferred and used at other facilities CCA owns without significant cost (dollars in thousands):

	Design	Date	Net Carrying Values
Facility	Capacity	Idled	September 30, 2016	December 31, 2015
Prairie Correctional Facility	1,600	2010	$17,358	$17,961
Huerfano County Correctional Center	752	2010	17,718	18,276
Diamondback Correctional Facility	2,160	2010	41,914	43,030
Southeast Kentucky Correctional Facility (1)	656	2012	22,820	23,270
Marion Adjustment Center	826	2013	12,238	12,536
Lee Adjustment Center	816	2015	10,466	10,840
Kit Carson Correctional Center	1,488	2016	58,884	60,039

	8,298		$181,398	$185,952

(1)	Formerly known as the Otter Creek Correctional Center.

From the date each of the aforementioned seven core facilities became idle, CCA incurred operating expenses of approximately $2.3 million and $2.0 million during the three months ended September 30, 2016 and 2015, respectively. From the date each of the aforementioned seven core facilities became idle, CCA incurred operating expenses of approximately $6.0 million and $5.4 million during the nine months ended September 30, 2016 and 2015, respectively.

CCA also has four idled non-core facilities with carrying values amounting to $5.0 million and $5.1 million as of September 30, 2016 and December 31, 2015, respectively. CCA considers the Shelby Training Center, Queensgate Correctional Facility, Mineral Wells Pre-Parole Transfer Facility, and Leo Chesney Correctional Center to be non-core facilities because they were designed for uses other than for adult secure correctional and detention purposes.

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

On July 29, 2016, the BOP elected not to renew its contract at CCA’s owned and managed 1,129-bed Cibola County Corrections Center located in New Mexico. CCA prepared to idle the facility upon expiration of the contract on October 30, 2016. CCA performed an impairment analysis of the Cibola County Correctional Center, which had a net carrying value of $29.7 million as of September 30, 2016, and concluded that this asset has a recoverable value in excess of the carrying value. On October 31, 2016, CCA announced a new contract award to house up to 1,116 ICE detainees at the Cibola facility. The contract contains an initial term of five years, with renewal options upon mutual agreement.

5.	BUSINESS COMBINATIONS

During the fourth quarter of 2015, CCA closed on the acquisition of 100% of the stock of Avalon, along with two additional facilities operated by Avalon. The acquisition included 11 community corrections facilities with approximately 3,000 beds in Oklahoma, Texas, and Wyoming. CCA acquired Avalon, which specializes in community correctional services, drug and alcohol treatment services, and residential reentry services, as a strategic investment that continues to expand the reentry assets CCA owns and the services the Company provides. The aggregate purchase price of $157.5 million, excluding transaction-related expenses, includes two earn-outs. One earn-out for $5.5 million, which was based on the completion of and transition to a newly constructed facility that delivers the contracted services provided at the Dallas Transitional Center, was paid in the second quarter of 2016. The second earn-out for up to $2.0 million was based on the achievement of certain utilization milestones over 12 months following the acquisition. The utilization milestones were not achieved resulting in a $2.0 million gain recognized in the third quarter of 2016. The gain is reported as revenue in the accompanying statement of operations for the three and nine months ended September 30, 2016. The acquisition was funded utilizing cash from CCA’s $900.0 Million Revolving Credit Facility, as defined hereafter.

In allocating the purchase price for the transaction, CCA recorded the following (in millions):

Property and equipment	$119.2
Intangible assets	18.5

Total identifiable assets	137.7
Goodwill	19.8

Total consideration	$157.5

Several factors gave rise to the goodwill recorded in the acquisition, such as the expected benefit from synergies of the combination and the long-term contracts for community corrections services that continue to broaden the scope of solutions CCA provides, from incarceration through release. The results of operations for Avalon have been included in the Company’s consolidated financial statements from the date of acquisition.

On April 8, 2016, CCA closed on the acquisition of 100% of the stock of CMI, along with the real estate used in the operation of CMI’s business from two entities affiliated with CMI. CMI, a privately held community corrections company that operates seven community corrections facilities, including six owned and one leased, with approximately 600 beds in Colorado, specializes in community correctional services, drug and alcohol treatment services, and residential reentry services. CMI provides these services through multiple contracts with three counties in Colorado, as well as the Colorado Department of Corrections, a pre-existing partner of CCA’s. CCA acquired CMI as a strategic investment that continues to expand the reentry assets CCA owns and the services the Company provides. The aggregate purchase price of the transaction was $35.0 million, excluding transaction-related expenses. The transaction was funded utilizing cash from CCA’s $900.0 Million Revolving Credit Facility.

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

6.	DEBT

Debt outstanding as of September 30, 2016 and December 31, 2015 consists of the following (in thousands):

	September 30, 2016	December 31, 2015

$900.0 Million Revolving Credit Facility, principal due at maturity in July 2020; interest payable periodically at variable interest rates. The weighted average rate at September 30, 2016 and December 31, 2015 was 2.0% and 1.9%, respectively.	$418,000	$439,000

Term Loan, scheduled principal payments through maturity in July 2020; interest payable periodically at variable interest rates. The rate at both September 30, 2016 and December 31, 2015 was 2.0%. Unamortized debt issuance costs amounted to $0.4 million and $0.6 million at September 30, 2016 and December 31, 2015, respectively.	96,250	100,000

4.625% Senior Notes, principal due at maturity in May 2023; interest payable semi-annually in May and November at 4.625%. Unamortized debt issuance costs amounted to $4.1 million and $4.5 million at September 30, 2016 and December 31, 2015, respectively.	350,000	350,000

4.125% Senior Notes, principal due at maturity in April 2020; interest payable semi-annually in April and October at 4.125%. Unamortized debt issuance costs amounted to $2.9 million and $3.5 million at September 30, 2016 and December 31, 2015, respectively.	325,000	325,000

5.0% Senior Notes, principal due at maturity in October 2022; interest payable semi-annually in April and October at 5.0%. Unamortized debt issuance costs amounted to $2.9 million and $3.3 million at September 30, 2016 and December 31, 2015, respectively.	250,000	250,000

Total debt	1,439,250	1,464,000

Unamortized debt issuance costs	(10,345)	(11,923)

Current portion of long-term debt	(8,750)	(5,000)

Long-term debt, net	$1,420,155	$1,447,077

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

Based on CCA’s current leverage ratio, loans under the $900.0 Million Revolving Credit Facility bear interest at the base rate plus a margin of 0.50% or at LIBOR plus a margin of 1.50%, and a commitment fee equal to 0.35% of the unfunded balance. The $900.0 Million Revolving Credit Facility also has a $50.0 million sublimit for the issuance of standby letters of credit. As of September 30, 2016, CCA had $418.0 million in borrowings under the $900.0 Million Revolving Credit Facility as well as $10.3 million in letters of credit outstanding resulting in $471.7 million available under the $900.0 Million Revolving Credit Facility.

The $900.0 Million Revolving Credit Facility is secured by a pledge of all of the capital stock of CCA’s domestic subsidiaries, 65% of the capital stock of CCA’s foreign subsidiaries, all of CCA’s accounts receivable, and all of CCA’s deposit accounts. The $900.0 Million Revolving Credit Facility requires CCA to meet certain financial covenants, including, without limitation, a maximum total leverage ratio, a maximum secured leverage ratio, and a minimum fixed charge coverage ratio. As of September 30, 2016, CCA was in compliance with all such covenants. In addition, the $900.0 Million Revolving Credit Facility contains certain covenants that, among other things, limit the incurrence of additional indebtedness, payment of dividends and other customary restricted payments, transactions with affiliates, asset sales, mergers and consolidations, liquidations, prepayments and modifications of other indebtedness, liens and other encumbrances and other matters customarily restricted in such agreements. In addition, the $900.0 Million Revolving Credit Facility is subject to certain cross-default provisions with terms of CCA’s other indebtedness, and is subject to acceleration upon the occurrence of a change of control.

Incremental Term Loan. On October 6, 2015, CCA obtained $100.0 million under an Incremental Term Loan (“Term Loan”) under the “accordion” feature of the $900.0 Million Revolving Credit Facility. As of April 1, 2016, interest rates under the Term Loan are the same as the interest rates under the $900.0 Million Revolving Credit Facility. The interest rate on the Term Loan was at a base rate plus a margin of 0.50% or at LIBOR plus a margin of 1.75% during the first two fiscal quarters following closing of the Term Loan. The Term Loan has the same collateral requirements, financial and certain other covenants, and cross-default provisions as the $900.0 Million Revolving Credit Facility. The Term Loan, which is pre-payable, also has a maturity coterminous with the $900.0 Million Revolving Credit Facility due July 2020, with scheduled quarterly principal payments in years 2016 through 2020. As of September 30, 2016, the outstanding balance of the Term Loan was $96.3 million.

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

Debt Maturities. Scheduled principal payments as of September 30, 2016 for the remainder of 2016, the next four years, and thereafter were as follows (in thousands):

2016 (remainder)	$1,250
2017	10,000
2018	10,000
2019	15,000
2020	803,000
Thereafter	600,000

Total debt	$1,439,250

7.	STOCKHOLDERS’ EQUITY

Dividends on Common Stock

During 2015 and the first nine months of 2016, CCA’s Board of Directors declared the following quarterly dividends on its common stock:

Declaration Date	Record Date	Payable Date	Per Share
February 20, 2015	April 2, 2015	April 15, 2015	$0.54
May 14, 2015	July 2, 2015	July 15, 2015	$0.54
August 13, 2015	October 2, 2015	October 15, 2015	$0.54
December 10, 2015	January 4, 2016	January 15, 2016	$0.54
February 19, 2016	April 1, 2016	April 15, 2016	$0.54
May 12, 2016	July 1, 2016	July 15, 2016	$0.54
August 11, 2016	October 3, 2016	October 17, 2016	$0.54

Future dividends will depend on CCA’s distribution requirements as a REIT, future earnings, capital requirements, financial condition, opportunities for alternative uses of capital, and on such other factors as the Board of Directors of CCA may consider relevant.

Stock Options

In the first nine months of 2016 and during 2015, CCA elected not to issue stock options to its non-employee directors, officers, and executive officers as it had in years prior to 2013 and instead elected to issue all of its equity compensation in the form of restricted common stock and restricted common stock units as described below. However, CCA continues to recognize stock option expense during the vesting period of stock options awarded in prior years. During the nine months ended September 30, 2016 and 2015, CCA expensed $0.1 million and $0.6 million, respectively, net of estimated forfeitures, relating to its outstanding stock options, all of which was charged to general and administrative expenses. As of September 30, 2016, options to purchase 1.3 million shares of common stock were outstanding with a weighted average exercise price of $20.53 per common share.

Restricted Stock and Restricted Stock Units

During the first nine months of 2016, CCA issued approximately 635,000 shares of restricted common stock units (“RSUs”) to certain of its employees and non-employee directors, with an aggregate value of $18.5 million, including 562,000 RSUs to employees and non-employee directors whose compensation is charged to general and administrative expenses and 73,000 RSUs to employees whose compensation is charged to operating expense. During 2015, CCA issued approximately 438,000 shares of RSUs to certain of its employees and non-employee directors, with an aggregate value of $17.5 million, including 385,000 RSUs to employees and non-employee directors whose compensation is charged to general and administrative expense and 53,000 RSUs to employees whose compensation is charged to operating expense.

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

During the three months ended September 30, 2016, CCA expensed $6.2 million, net of forfeitures, relating to restricted common stock and RSUs ($0.4 million of which was recorded in operating expenses, $4.1 million of which was recorded in general and administrative expenses, and $1.7 million of which was recorded in restructuring charges). During the three months ended September 30, 2015, CCA expensed $3.7 million, net of forfeitures, relating to restricted common stock and RSUs ($0.3 million of which was recorded in operating expenses and $3.4 million of which was recorded in general and administrative expenses).

During the nine months ended September 30, 2016, CCA expensed $13.9 million, net of forfeitures, relating to restricted common stock and RSUs ($1.3 million of which was recorded in operating expenses, $10.9 million of which was recorded in general and administrative expenses, and $1.7 million of which was recorded in restructuring charges). During the nine months ended September 30, 2015, CCA expensed $10.9 million, net of forfeitures, relating to restricted common stock and RSUs ($1.1 million of which was recorded in operating expenses and $9.8 million of which was recorded in general and administrative expenses). As of September 30, 2016, approximately 1.1 million RSUs remained outstanding and subject to vesting.

Restricted stock-based compensation expense of $1.7 million for the three and nine months ended September 30, 2016 included in restructuring charges in the consolidated statement of operations reflects the voluntary forfeiture of RSUs awarded in February 2016 to CCA’s chief executive officer, in connection with a restructuring and cost reduction plan implemented during the third quarter of 2016, as further described in Note 8.

8.	RESTRUCTURING AND COST REDUCTION PLAN

During the third quarter of 2016, CCA announced a restructuring of its corporate operations and implementation of a cost reduction plan, resulting in the elimination of approximately 12% of the corporate workforce at its headquarters. The restructuring realigns the corporate structure to more effectively serve facility operations and support the progression of CCA’s business diversification strategy. CCA reported a charge in the third quarter of 2016 of $4.0 million associated with this restructuring. This charge primarily consists of cash payments for severance and related benefits to terminated employees and a non-cash charge associated with the voluntary forfeiture by CCA’s chief executive officer of an RSU award, as described in Note 7. The impact of these staffing reductions, together with the implementation of the cost reduction plan, are expected to result in expense savings of approximately $9.0 million in 2017, most of which are general and administrative expenses. A substantial portion of these expense savings will commence in the fourth quarter of 2016.

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

A reconciliation of the numerator and denominator of the basic earnings per share computation to the numerator and denominator of the diluted earnings per share computation is as follows (in thousands, except per share data):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
NUMERATOR
Basic:
Net income	$55,340	$50,676	$159,230	$173,256

Diluted:
Net income	$55,340	$50,676	$159,230	$173,256

DENOMINATOR
Basic:
Weighted average common shares outstanding	117,443	117,066	117,360	116,889

Diluted:
Weighted average common shares outstanding	117,443	117,066	117,360	116,889
Effect of dilutive securities:
Stock options	207	559	384	716
Restricted stock-based compensation	44	149	80	181

Weighted average shares and assumed conversions	117,694	117,774	117,824	117,786

BASIC EARNINGS PER SHARE	$0.47	$0.43	$1.36	$1.48

DILUTED EARNINGS PER SHARE	$0.47	$0.43	$1.35	$1.47

Approximately 0.1 million and 48,000 stock options were excluded from the computation of diluted earnings per share for the three and nine months ended September 30, 2016, respectively, because they were anti-dilutive. Approximately 16,000 and 5,000 stock options were excluded from the computation of diluted earnings per share for the three and nine months ended September 30, 2015, respectively, because they were anti-dilutive.

10.	COMMITMENTS AND CONTINGENCIES

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

In connection with the issuance of the revenue bonds, CCA is obligated, under a debt service deficit agreement, to pay the trustee of the bond’s trust indenture (the “Trustee”) amounts necessary to pay any debt service deficits consisting of principal and interest requirements (outstanding principal balance of $6.6 million at September 30, 2016 plus future interest payments). In the event the state of Tennessee, which is currently utilizing the facility to house certain inmates, exercises its option to purchase the correctional facility, CCA is also obligated to pay the difference between principal and interest owed on the bonds on the date set for the redemption of the bonds and amounts paid by the state of Tennessee for the facility plus all other funds on deposit with the Trustee and available for redemption of the bonds. At the option of the state of Tennessee, ownership of the facility would revert to the State in August 2017 at no cost. Therefore, CCA does not currently believe the state of Tennessee will exercise its option to purchase the facility. At September 30, 2016, the outstanding principal balance of the bonds exceeded the purchase price option by $3.4 million.

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

CCA recorded an income tax expense of $1.6 million and $2.7 million for the three months ended September 30, 2016 and 2015, respectively. CCA recorded an income tax expense of $5.4 million and $6.7 million for the nine months ended September 30, 2016 and 2015, respectively. As a REIT, CCA is entitled to a deduction for dividends paid, resulting in a substantial reduction in the amount of federal income tax expense it recognizes. Substantially all of CCA’s income tax expense is incurred based on the earnings generated by its TRSs. CCA’s overall effective tax rate is estimated based on its current projection of taxable income primarily generated in its TRSs. The Company’s consolidated effective tax rate could fluctuate in the future based on changes in estimates of taxable income, the relative amounts of taxable income generated by the TRSs and the REIT, the implementation of additional tax planning strategies, changes in federal or state tax rates or laws affecting tax credits available to the Company, changes in other tax laws, changes in estimates related to uncertain tax positions, or changes in state apportionment factors, as well as changes in the valuation allowance applied to the Company’s deferred tax assets that are based primarily on the amount of state net operating losses and tax credits that could expire unused.

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

CCA had no liabilities recorded for uncertain tax positions as of September 30, 2016. CCA recognizes interest and penalties related to unrecognized tax positions in income tax expense. CCA does not currently anticipate that the total amount of unrecognized tax positions will significantly change in the next twelve months.

12.	SEGMENT REPORTING

As of September 30, 2016, CCA owned and managed 66 facilities, and managed 11 facilities it did not own. In addition, CCA owned eight facilities that it leased to third-party operators. Management views CCA’s operating results in one operating segment. However, the Company has chosen to report financial performance segregated for (1) owned and managed facilities and (2) managed-only facilities as the Company believes this information is useful to users of the financial statements. Owned and managed facilities include the operating results of those facilities placed into service that were owned or controlled via a long-term lease and managed by CCA. Managed-only facilities include the operating results of those facilities owned by a third party and managed by CCA. The operating performance of the owned and managed and the managed-only facilities can be measured based on their net operating income. CCA defines facility net operating income as a facility’s operating income or loss from operations before interest, taxes, asset impairments, depreciation, and amortization.

The revenue and net operating income for the owned and managed and the managed-only facilities and a reconciliation to CCA’s operating income is as follows for the three and nine months ended September 30, 2016 and 2015 (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Revenue:
Owned and managed	$411,614	$395,587	$1,202,166	$1,155,604
Managed-only	52,440	54,750	153,616	161,408

Total management revenue	464,054	450,337	1,355,782	1,317,012

Operating expenses:
Owned and managed	272,970	270,221	802,642	777,940
Managed-only	47,232	50,364	136,541	147,073

Total operating expenses	320,202	320,585	939,183	925,013

Facility net operating income:
Owned and managed	138,644	125,366	399,524	377,664
Managed-only	5,208	4,386	17,075	14,335

Total facility net operating income	143,852	129,752	416,599	391,999

Other revenue (expense):
Rental and other revenue	10,881	9,620	29,869	28,240
Other operating expense	(6,147)	(5,915)	(17,530)	(20,184)
General and administrative	(27,699)	(26,791)	(81,543)	(76,770)
Depreciation and amortization	(42,924)	(41,230)	(127,328)	(108,315)
Restructuring charges	(4,010)	—	(4,010)	—
Asset impairments	—	—	—	(955)

Operating income	$73,953	$65,436	$216,057	$214,015

The following table summarizes capital expenditures including accrued amounts for the three and nine months ended September 30, 2016 and 2015 (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Capital expenditures:
Owned and managed	$17,687	$41,775	$88,418	$195,136
Managed-only	1,793	1,074	3,134	2,973
Corporate and other	3,518	15,809	15,727	25,409

Total capital expenditures	$22,998	$58,658	$107,279	$223,518

The total assets are as follows (in thousands):

	September 30, 2016	December 31, 2015
Assets:
Owned and managed	$2,850,434	$2,966,762
Managed-only	62,693	54,491
Corporate and other	372,385	334,765

Total assets	$3,285,512	$3,356,018

13.	CONDENSED CONSOLIDATING FINANCIAL STATEMENTS OF THE COMPANY AND SUBSIDIARIES

The following condensed consolidating financial statements of CCA and subsidiaries have been prepared pursuant to Rule 3-10 of Regulation S-X. These condensed consolidating financial statements have been prepared from the Company’s financial information on the same basis of accounting as the consolidated financial statements.

CONDENSED CONSOLIDATING BALANCE SHEET

As of September 30, 2016

(in thousands)

	Parent	Combined Subsidiary Guarantors	Consolidating Adjustments and Other	Total Consolidated Amounts
ASSETS

Cash and cash equivalents	$22,704	$20,027	$—	$42,731
Accounts receivable, net of allowance	241,507	284,022	(303,109)	222,420
Prepaid expenses and other current assets	3,020	35,832	(6,110)	32,742

Total current assets	267,231	339,881	(309,219)	297,893

Property and equipment, net	2,499,353	350,866	—	2,850,219

Restricted cash	218	—	—	218
Goodwill	23,231	15,155	—	38,386
Non-current deferred tax assets	—	12,295	(322)	11,973
Other assets	343,811	60,626	(317,614)	86,823

Total assets	$3,133,844	$778,823	$(627,155)	$3,285,512

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accounts payable and accrued expenses	$256,522	$382,143	$(309,219)	$329,446
Income taxes payable	1,374	253	—	1,627
Current portion of long-term debt	8,750	—	—	8,750

Total current liabilities	266,646	382,396	(309,219)	339,823

Long-term debt, net	1,421,228	113,927	(115,000)	1,420,155
Non-current deferred tax liabilities	322	—	(322)	—
Deferred revenue	—	36,257	—	36,257
Other liabilities	1,455	43,629	—	45,084

Total liabilities	1,689,651	576,209	(424,541)	1,841,319

Total stockholders’ equity	1,444,193	202,614	(202,614)	1,444,193

Total liabilities and stockholders’ equity	$3,133,844	$778,823	$(627,155)	$3,285,512

CONDENSED CONSOLIDATING BALANCE SHEET

As of December 31, 2015

(in thousands)

	Parent	Combined Subsidiary Guarantors	Consolidating Adjustments and Other	Total Consolidated Amounts
ASSETS

Cash and cash equivalents	$15,666	$49,625	$—	$65,291
Restricted cash	637	240	—	877
Accounts receivable, net of allowance	300,632	159,286	(225,462)	234,456
Prepaid expenses and other current assets	3,760	43,706	(6,032)	41,434

Total current assets	320,695	252,857	(231,494)	342,058

Property and equipment, net	2,526,278	356,782	—	2,883,060

Restricted cash	131	—	—	131
Investment in direct financing lease	684	—	—	684
Goodwill	20,402	15,155	—	35,557
Non-current deferred tax assets	—	10,217	(393)	9,824
Other assets	241,510	57,120	(213,926)	84,704

Total assets	$3,109,700	$692,131	$(445,813)	$3,356,018

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accounts payable and accrued expenses	$191,600	$357,569	$(231,494)	$317,675
Income taxes payable	—	1,920	—	1,920
Current portion of long-term debt	5,000	—	—	5,000

Total current liabilities	196,600	359,489	(231,494)	324,595

Long-term debt, net	1,448,316	113,761	(115,000)	1,447,077
Non-current deferred tax liabilities	393	—	(393)	—
Deferred revenue	—	63,289	—	63,289
Other liabilities	1,643	56,666	—	58,309

Total liabilities	1,646,952	593,205	(346,887)	1,893,270

Total stockholders’ equity	1,462,748	98,926	(98,926)	1,462,748

Total liabilities and stockholders’ equity	$3,109,700	$692,131	$(445,813)	$3,356,018

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the three months ended September 30, 2016

(in thousands)

	Parent	Combined Subsidiary Guarantors	Consolidating Adjustments and Other	Total Consolidated Amounts

REVENUES	$298,659	$398,617	$(222,341)	$474,935

EXPENSES:
Operating	230,244	318,446	(222,341)	326,349
General and administrative	9,326	18,373	—	27,699
Depreciation and amortization	21,321	21,603	—	42,924
Restructuring charges	197	3,813	—	4,010

	261,088	362,235	(222,341)	400,982

OPERATING INCOME	37,571	36,382	—	73,953

OTHER (INCOME) EXPENSE:
Interest expense, net	12,975	3,962	—	16,937
Other (income) expense	115	(57)	(4)	54

	13,090	3,905	(4)	16,991

INCOME BEFORE INCOME TAXES	24,481	32,477	4	56,962

Income tax expense	(512)	(1,110)	—	(1,622)

INCOME BEFORE EQUITY IN SUBSIDIARIES	23,969	31,367	4	55,340

Income from equity in subsidiaries	31,371	—	(31,371)	—

NET INCOME	$55,340	$31,367	$(31,367)	$55,340

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the three months ended September 30, 2015

(in thousands)

	Parent	Combined Subsidiary Guarantors	Consolidating Adjustments and Other	Total Consolidated Amounts

REVENUES	$294,578	$384,840	$(219,461)	$459,957

EXPENSES:
Operating	226,020	319,941	(219,461)	326,500
General and administrative	8,226	18,565	—	26,791
Depreciation and amortization	20,623	20,607	—	41,230

	254,869	359,113	(219,461)	394,521

OPERATING INCOME	39,709	25,727	—	65,436

OTHER (INCOME) EXPENSE:
Interest expense, net	7,739	4,025	—	11,764
Expenses associated with debt refinancing transactions	701	—	—	701
Other (income) expense	131	(469)	(25)	(363)

	8,571	3,556	(25)	12,102

INCOME BEFORE INCOME TAXES	31,138	22,171	25	53,334

Income tax expense	(480)	(2,178)	—	(2,658)

INCOME BEFORE EQUITY IN SUBSIDIARIES	30,658	19,993	25	50,676

Income from equity in subsidiaries	20,018	—	(20,018)	—

NET INCOME	$50,676	$19,993	$(19,993)	$50,676

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the nine months ended September 30, 2016

(in thousands)

	Parent	Combined Subsidiary Guarantors	Consolidating Adjustments and Other	Total Consolidated Amounts

REVENUES	$876,697	$1,162,834	$(653,880)	$1,385,651

EXPENSES:
Operating	676,997	933,596	(653,880)	956,713
General and administrative	27,352	54,191	—	81,543
Depreciation and amortization	63,267	64,061		127,328
Restructuring charges	197	3,813	—	4,010

	767,813	1,055,661	(653,880)	1,169,594

OPERATING INCOME	108,884	107,173	—	216,057

OTHER (INCOME) EXPENSE:
Interest expense, net	38,845	12,432	—	51,277
Other (income) expense	516	(401)	(12)	103

	39,361	12,031	(12)	51,380

INCOME BEFORE INCOME TAXES	69,523	95,142	12	164,677

Income tax expense	(1,393)	(4,054)	—	(5,447)

INCOME BEFORE EQUITY IN SUBSIDIARIES	68,130	91,088	12	159,230

Income from equity in subsidiaries	91,100	—	(91,100)	—

NET INCOME	$159,230	$91,088	$(91,088)	$159,230

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the nine months ended September 30, 2015

(in thousands)

	Parent	Combined Subsidiary Guarantors	Consolidating Adjustments and Other	Total Consolidated Amounts

REVENUES	$899,992	$1,093,011	$(647,751)	$1,345,252

EXPENSES:
Operating	669,653	923,295	(647,751)	945,197
General and administrative	23,725	53,045	—	76,770
Depreciation and amortization	60,967	47,348	—	108,315
Asset impairments	—	955	—	955

	754,345	1,024,643	(647,751)	1,131,237

OPERATING INCOME	145,647	68,368	—	214,015

OTHER (INCOME) EXPENSE:
Interest expense, net	24,420	9,295	—	33,715
Expenses associated with debt refinancing transactions	701	—	—	701
Other (income) expense	91	(479)	35	(353)

	25,212	8,816	35	34,063

INCOME BEFORE INCOME TAXES	120,435	59,552	(35)	179,952

Income tax expense	(1,001)	(5,695)	—	(6,696)

INCOME BEFORE EQUITY IN SUBSIDIARIES	119,434	53,857	(35)	173,256

Income from equity in subsidiaries	53,822	—	(53,822)	—

NET INCOME	$173,256	$53,857	$(53,857)	$173,256

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the nine months ended September 30, 2016

(in thousands)

	Parent	Combined Subsidiary Guarantors	Consolidating Adjustments And Other	Total Consolidated Amounts
Net cash provided by operating activities	$271,286	$29,901	$—	$301,187
Net cash used in investing activities	(35,510)	(60,453)	—	(95,963)
Net cash provided by (used in) financing activities	(228,738)	954	—	(227,784)

Net increase (decrease) in cash and cash equivalents	7,038	(29,598)	—	(22,560)

CASH AND CASH EQUIVALENTS, beginning of period	15,666	49,625	—	65,291

CASH AND CASH EQUIVALENTS, end of period	$22,704	$20,027	$—	42,731

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the nine months ended September 30, 2015

(in thousands)

	Parent	Combined Subsidiary Guarantors	Consolidating Adjustments And Other	Total Consolidated Amounts
Net cash provided by operating activities	$182,363	$123,378	$—	$305,741
Net cash used in investing activities	(82,731)	(75,349)	(67,599)	(225,679)
Net cash provided by (used in) financing activities	(79,552)	(64,100)	67,599	(76,053)

Net increase (decrease) in cash and cash equivalents	20,080	(16,071)	—	4,009

CASH AND CASH EQUIVALENTS, beginning of period	12,337	62,056	—	74,393

CASH AND CASH EQUIVALENTS, end of period	$32,417	$45,985	$—	$78,402

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

This quarterly report on Form 10-Q contains statements as to our beliefs and expectations of the outcome of future events that are forward-looking statements as defined within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of current or historical fact contained herein, including statements regarding our future financial position, business strategy, budgets, projected costs and plans, and objectives of management for future operations, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “estimate,” “expect,” “intend,” “could,” “may,” “plan,” “projects,” “will,” and similar expressions, as they relate to us, are intended to identify forward-looking statements. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from the statements made. These include, but are not limited to, the risks and uncertainties associated with:

•	general economic and market conditions, including the impact governmental budgets can have on our contract renewals and renegotiations, per diem rates, and occupancy;

•	fluctuations in our operating results because of, among other things, changes in occupancy levels, competition, increases in costs of operations, fluctuations in interest rates, and risks of operations;

•	changes in the privatization of the corrections and detention industry and the public acceptance of our services;

•	our ability to obtain and maintain correctional, detention, and reentry facility management contracts, including, but not limited to, sufficient governmental appropriations, contract compliance, effects of inmate disturbances, and the timing of the opening of new facilities and the commencement of new management contracts as well as our ability to utilize current available beds and new capacity as development and expansion projects are completed;

•	increases in costs to develop or expand correctional, detention, and reentry facilities that exceed original estimates, or the inability to complete such projects on schedule as a result of various factors, many of which are beyond our control, such as weather, labor conditions, and material shortages, resulting in increased construction costs;

•	changes in government policy regarding the utilization of the private sector for corrections and detention capacity and our services by the U.S. Department of Justice, or DOJ, and the Department of Homeland Security, or DHS;

•	changes in government policy and in legislation and regulation of corrections and detention contractors that affect our business, including, but not limited to, California’s utilization of out-of-state contracted correctional capacity and the continued utilization of the South Texas Family Residential Center by U.S. Immigration and Customs Enforcement, or ICE, under terms of the current contract, and the impact of any changes to immigration reform and sentencing laws (Our company does not, under longstanding policy, lobby for or against policies or legislation that would determine the basis for, or duration of, an individual’s incarceration or detention.);

•	our ability to successfully integrate operations of our acquisitions and realize projected returns resulting therefrom;

•	our ability to meet and maintain qualification for taxation as a real estate investment trust, or REIT; and

•	the availability of debt and equity financing on terms that are favorable to us.

Any or all of our forward-looking statements in this quarterly report may turn out to be inaccurate. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy, and financial needs. Our statements can be affected by inaccurate assumptions we might make or by known or unknown risks, uncertainties and assumptions, including the risks, uncertainties, and assumptions described in “Risk Factors” disclosed in Part II hereafter, as well as in the 2016 reports on Form 10-Q, the 2015 Form 10-K, and in other reports we file with the Securities and Exchange Commission, or the SEC, from time to time. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly revise these forward-looking statements to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements contained in this report and in the 2015 Form 10-K.

OVERVIEW

The Company

As of September 30, 2016, we owned or controlled 49 correctional and detention facilities, owned or controlled 25 residential reentry facilities, and managed an additional 11 correctional and detention facilities owned by our government partners, with a total design capacity of approximately 89,300 beds in 20 states and the District of Columbia. We are a REIT specializing in owning, operating, and managing prisons and other correctional facilities and providing residential, community reentry, and prisoner transportation services for governmental agencies. In addition to providing fundamental residential services, our facilities offer a variety of rehabilitation and educational programs, including basic education, faith-based services, life skills and employment training, and substance abuse treatment. These services are intended to help reduce recidivism and to prepare offenders for their successful reentry into society upon their release. We also provide or make available to offenders certain health care (including medical, dental, and mental health services), food services, and work and recreational programs.

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

Over the past several years, we have successfully executed strategies to diversify our business and offer a broader range of solutions to government partners. These solutions serve the public good through high quality corrections and detention management, innovative and cost-saving government real estate solutions, and a growing network of residential reentry centers to help address America’s recidivism crisis. To reflect this transformation, we announced our decision to rename and brand the Company, “CoreCivic”. Announced at the end of October 2016, our decision to rename the Company was the result of an intense research, brand strategy, and creative process that began in mid-2015. Legal renaming and related rebranding efforts are ongoing and expected to continue into 2017.

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

Asset impairments. The primary risk we face for asset impairment charges, excluding goodwill, is associated with correctional facilities we own. As of September 30, 2016, we had $2.9 billion in property and equipment, including $181.4 million in long-lived assets, excluding equipment, at seven idled core correctional facilities. The impairment analyses we performed for each of these facilities excluded the net book value of equipment, as a substantial portion of the equipment is easily transferrable to other company-owned facilities without significant cost. The carrying values of the seven idled core facilities as of September 30, 2016 were as follows (in thousands):

Prairie Correctional Facility	$17,358
Huerfano County Correctional Center	17,718
Diamondback Correctional Facility	41,914
Southeast Kentucky Correctional Facility (1)	22,820
Marion Adjustment Center	12,238
Lee Adjustment Center	10,466
Kit Carson Correctional Center	58,884

$181,398

(1)	Formerly known as the Otter Creek Correctional Center.

From the date each facility became idle, the idled facilities incurred combined operating expenses of approximately $2.3 million and $2.0 million for the three months ended September 30, 2016 and 2015, respectively. From the date each facility became idle, the idled facilities incurred combined operating expenses of approximately $6.0 million and $5.4 million for the nine months ended September 30, 2016 and 2015, respectively.

We also have four idled non-core facilities with carrying values amounting to $5.0 million as of September 30, 2016. We consider the Shelby Training Center, Queensgate Correctional Facility, Mineral Wells Pre-Parole Transfer Facility, and Leo Chesney Correctional Center to be non-core facilities because they were designed for uses other than for adult secure correctional purposes.

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

On July 29, 2016, the Bureau of Prisons, or BOP, elected not to renew its contract at our owned and managed 1,129-bed Cibola County Corrections Center located in New Mexico. We prepared to idle the facility upon expiration of the contract on October 30, 2016. We performed an impairment analysis of the Cibola County Correctional Center, which had a net carrying value of $29.7 million as of September 30, 2016, and concluded that this asset has a recoverable value in excess of the carrying value. On October 31, 2016, we announced a new contract award to house up to 1,116 ICE detainees at our Cibola facility. The contract contains an initial term of five years, with renewal options upon mutual agreement. We believe this new contract provides a further example of the marketability of our real estate assets across multiple government customers.

Revenue Recognition – Multiple-Element Arrangement. In September 2014, we agreed under an expansion of an existing inter-governmental service agreement, or IGSA, between the city of Eloy, Arizona and ICE to provide residential space and services at our South Texas Family Residential Center. The amended IGSA qualifies as a multiple-element arrangement under the guidance in Accounting Standards Codification, or ASC, 605, “Revenue Recognition”. We evaluate each deliverable in an arrangement to determine whether it represents a separate unit of accounting. A deliverable constitutes a separate unit of accounting when it has standalone value to the customer. ASC 605 requires revenue to be allocated to each unit of accounting based on a selling price hierarchy. The selling price for a deliverable is based on its vendor specific objective evidence, or VSOE, of selling price, if available, third party evidence, or TPE, if VSOE of selling price is not available, or estimated selling price, or ESP, if neither VSOE of selling price nor TPE is available. We establish VSOE of selling price using the price charged for a deliverable when sold separately. We establish TPE of selling price by evaluating similar products or services in standalone sales to similarly situated customers. We establish ESP based on management judgment considering internal factors such as margin objectives, pricing practices and controls, and market conditions. In arrangements with multiple elements, we allocate the transaction price to the individual units of accounting at inception of the arrangement based on their relative selling price. The allocation of revenue to each element requires considerable judgment and estimations which could change in the future. In October 2016, we entered into an amended IGSA that extended the life of the contract through September 2021. As a result of this amendment, the deferred revenue associated with the multiple elements will be recognized over future periods based on the delivery of future services. If the IGSA were to be further amended or terminated before the expiration of the five-year term, we would determine the allocation of any deferred revenues to the separate units of accounting to be recognized immediately for services previously provided and, if amended, over future periods based on the delivery of future services.

Self-funded insurance reserves. As of September 30, 2016, we had $29.1 million in accrued liabilities for employee health, workers’ compensation, and automobile insurance claims. We are significantly self-insured for employee health, workers’ compensation, and automobile liability insurance claims. As such, our insurance expense is largely dependent on claims experience and our ability to control our claims. We have consistently accrued the estimated liability for employee health insurance claims based on our history of claims experience and the estimated time lag between the incident date and the date we pay the claims. We have accrued the estimated liability for workers’ compensation claims based on an actuarial valuation of the outstanding liabilities, discounted to the net present value of the outstanding liabilities, using a combination of actuarial methods used to project ultimate losses, and our automobile insurance claims based on estimated development factors on claims incurred. The liability for employee health, workers’ compensation, and automobile insurance includes estimates for both claims incurred and for claims incurred but not reported. These estimates could change in the future. It is possible that future cash flows and results of operations could be materially affected by changes in our assumptions, new developments, or by the effectiveness of our strategies.

Legal reserves. As of September 30, 2016, we had $10.3 million in accrued liabilities related to certain legal proceedings in which we are involved. We have accrued our best estimate of the probable costs for the resolution of these claims based on a range of potential outcomes. In addition, we are subject to current and potential future legal proceedings for which little or no accrual has been reflected because our current assessment of the potential exposure is nominal. These estimates have been developed in consultation with our General Counsel’s office and, as appropriate, outside counsel handling these matters, and are based upon an analysis of potential results, assuming a combination of litigation and settlement strategies. It is possible that future cash flows and results of operations could be materially affected by changes in our assumptions, new developments, or by the effectiveness of our strategies.

RESULTS OF OPERATIONS

Our results of operations are impacted by the number of facilities we owned and managed, the number of facilities we managed but did not own, the number of facilities we leased to other operators, and the facilities we owned that were not in operation. The following table sets forth the changes in the number of facilities operated for the periods presented:

	Effective Date	Owned and Managed	Managed Only	Leased	Total

Facilities as of December 31, 2014		49	12	3	64

Impairment of non-core assets	January 2015	(2)	—	—	(2)
Acquisition of four community corrections facilities in Pennsylvania	August 2015	—	—	4	4
Termination of the management contract for the Winn Correctional Center	September 2015	—	(1)	—	(1)
Termination of the lease contract at the Leo Chesney Correctional Center	October 2015	1	—	(1)	—
Acquisition of eleven community corrections facilities in Oklahoma (3), Texas (7), and Wyoming (1)	October 2015	11	—	—	11
Activation of the Trousdale Turner Correctional Center	December 2015	1	—	—	1

Facilities as of December 31, 2015		60	11	6	77

Acquisition of seven community corrections facilities in Colorado	April 2016	7	—	—	7
Lease of the North Fork Correctional Facility	May 2016	(1)	—	1	—
Acquisition of the Long Beach Community Corrections Center in California	June 2016	—	—	1	1

Facilities as of September 30, 2016		66	11	8	85

Three and Nine Months Ended September 30, 2016 Compared to the Three and Nine Months Ended September 30, 2015

Net income was $55.3 million, or $0.47 per diluted share, for the three months ended September 30, 2016, compared with net income of $50.7 million, or $0.43 per diluted share, for the three months ended September 30, 2015. During the nine months ended September 30, 2016, we generated net income of $159.2 million, or $1.35 per diluted share, compared with net income of $173.3 million, or $1.47 per diluted share, for the nine months ended September 30, 2015. Financial results for the three and nine months ended September 30, 2016, include $4.0 million of restructuring charges resulting from the realignment of our corporate structure to more effectively serve facility operations and support the progression of our business diversification strategy via the acquisitions of residential reentry facilities and a focus on real estate-only solutions for our government partners.

Facility Operations

A key performance indicator we use to measure the revenue and expenses associated with the operation of the facilities we own or manage is expressed in terms of a compensated man-day, which represents the revenue we generate and expenses we incur for one offender for one calendar day. Revenue and expenses per compensated man-day are computed by dividing facility revenue and expenses by the total number of compensated man-days during the period. A compensated man-day represents a calendar day for which we are paid for the occupancy of an offender. We believe the measurement is useful because we are compensated for operating and managing facilities at an offender per-diem rate based upon actual or minimum guaranteed occupancy levels. We also measure our ability to contain costs on a per-compensated man-day basis, which is largely dependent upon the number of offenders we accommodate. Further, per compensated man-day measurements are also used to estimate our potential profitability based on certain occupancy levels relative to design capacity. Revenue and expenses per compensated man-day for all of the facilities placed into service that we owned or managed, exclusive of those held for lease, were as follows for the three and nine months ended September 30, 2016 and 2015:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015

Revenue per compensated man-day	$75.42	$73.65	$75.33	$72.22
Operating expenses per compensated man-day:
Fixed expense	38.81	38.80	39.01	37.16
Variable expense	15.37	15.90	15.39	14.91

Total	54.18	54.70	54.40	52.07

Operating income per compensated man-day	$21.24	$18.95	$20.93	$20.15

Operating margin	28.2%	25.7%	27.8%	27.9%

Average compensated occupancy	80.2%	82.6%	78.2%	83.9%

Average available beds	83,399	80,455	83,996	79,664

Average compensated population	66,881	66,465	65,682	66,801

Fixed expenses per compensated man-day for the three and nine months ended September 30, 2016 include depreciation expense of $10.7 million and $31.9 million, respectively, and interest expense of $2.5 million and $8.1 million, respectively, in order to more properly reflect the cash flows associated with the lease at the South Texas Family Residential Center. Fixed expenses per compensated man-day for the three and nine months ended September 30, 2015 include depreciation expense of $10.7 million and $19.2 million, respectively, and interest expense of $3.2 million and $5.4 million, respectively, associated with the lease at the South Texas Family Residential Center.

Revenue

Total revenue consists of revenue we generate in the operation and management of correctional, detention, and residential reentry facilities, as well as rental revenue generated from facilities we lease to third-party operators, and from our inmate transportation subsidiary. The following table reflects the components of revenue for the three and nine months ended September 30, 2016 and 2015 (in millions):

	For the Three Months Ended September 30,
	2016	2015	$ Change	% Change
Management revenue:
Federal	$244.6	$238.7	$5.9	2.5%
State	180.6	181.6	(1.0)	(0.6%)
Local	20.9	16.6	4.3	25.9%
Other	17.9	13.4	4.5	33.6%

Total management revenue	464.0	450.3	13.7	3.0%

Rental and other revenue	10.9	9.7	1.2	12.4%

Total revenue	$474.9	$460.0	$14.9	3.2%

	For the Nine Months Ended September 30,
	2016	2015	$ Change	% Change
Management revenue:
Federal	$722.9	$678.2	$44.7	6.6%
State	526.4	550.0	(23.6)	(4.3%)
Local	57.6	49.1	8.5	17.3%
Other	48.8	39.7	9.1	22.9%

Total management revenue	1,355.7	1,317.0	38.7	2.9%

Rental and other revenue	29.9	28.3	1.6	5.7%

Total revenue	$1,385.6	$1,345.3	$40.3	3.0%

The $13.7 million, or 3.0%, increase in revenue associated with the operation and management of correctional, detention, and residential reentry facilities during the third quarter of 2016 compared with the third quarter of 2015 consisted of an increase in revenue of approximately $10.9 million resulting from an increase of 2.4% in average revenue per compensated man-day and an increase in revenue of approximately $2.8 million caused by an increase in the average daily compensated population from 2015 to 2016. The $38.7 million, or 2.9%, increase in revenue associated with the operation and management of correctional, detention, and residential reentry facilities during the nine months ended September 30, 2016 compared with the same period in the prior year consisted of an increase in revenue of approximately $56.0 million resulting from an increase of 4.3% in average revenue per compensated man-day, partially offset by a decrease in revenue of approximately $17.3 million caused by a decrease in the average daily compensated population from 2015 to 2016, net of the revenue generated by one additional day of operations due to leap year in 2016. Most notably, the increase in average revenue per compensated man-day in the nine-month period was a result of the full activation of the South Texas Family Residential Center in the second quarter of 2015, as further described hereafter. Per diem increases at several of our other facilities also contributed to the increase in average revenue per compensated man-day in both the three- and nine-month periods.

Average daily compensated population increased 416, or 0.6%, from 66,465 during the three months ended September 30, 2015 to 66,881 during the three months ended September 30, 2016, while average daily compensated population for the nine months ended September 30, 2016 decreased 1,119 from the comparable period in 2015. The slight increase in average compensated population in the three-month period was primarily due to the acquisition of Avalon Correctional Services, Inc., or Avalon, in the fourth quarter of 2015, the acquisition of Correctional Management, Inc., or CMI, in the second quarter of 2016, and the activation of the newly constructed Trousdale Turner Correctional Center in the fourth quarter of 2015. We began housing state of Tennessee inmates at the Trousdale facility in January 2016. The increase in average compensated population during the three-month period was partially offset by a decline in California inmates held in our out-of-state facilities and the expiration of our managed-only contract with the state of Louisiana at the state-owned Winn Correctional Facility effective September 30, 2015, both as further described hereafter.

The decline in average compensated population in the nine-month period primarily resulted from the expiration of our contract with the BOP at our Northeast Ohio Correctional Center effective May 31, 2015, as further described hereafter, and due to a decline in California inmates held in our out-of-state facilities. The decline in average compensated population during the nine-month period was also a result of the expiration of our contract with the state of Vermont at our Lee Adjustment Center effective June 30, 2015, as further described hereafter, and the expiration of our managed-only contract at the Winn Correctional Facility effective September 30, 2015. The decline in average compensated population during the nine-month period was partially offset by the acquisition of Avalon in the fourth quarter of 2015, the acquisition of CMI in the second quarter of 2016, and the activation of the Trousdale Turner Correctional Center in the fourth quarter of 2015. The decline in average compensated population during the nine-month period was also partially offset by the effect of the full activation of the South Texas Family Residential Center in the second quarter of 2015.

Business from our federal customers, including primarily the BOP, the United States Marshals Service, or USMS, and ICE, continues to be a significant component of our business. Our federal customers generated approximately 52% of our total revenue for both the three months ended September 30, 2016 and 2015, increasing $5.9 million, or 2.5%. Our federal customers generated approximately 52% and 50% of our total revenue for the nine months ended September 30, 2016 and 2015, respectively, increasing $44.7 million, or 6.6%. The increase in federal revenues in the nine-month period primarily resulted from the full activation of the South Texas Family Residential Center in the second quarter of 2015, partially offset by a decline in federal populations at our Northeast Ohio Correctional Center. The combined effect of per diem increases for several of our federal contracts and a net increase in federal populations at certain other facilities also contributed to the increase in federal revenues.

Despite our increase in federal revenues, inmate populations in federal facilities, particularly within the BOP system nationwide, have declined over the past two years. Inmate populations in the BOP system declined in 2015 and are expected to decline further in 2016 due, in part, to the retroactive application of changes to sentencing guidelines applicable to federal drug trafficking offenses. Increases in capacity within the federal system could result in a decline in BOP populations within our facilities, and could negatively impact the future demand for prison capacity. Further, in a memorandum to the BOP dated August 18, 2016, the DOJ directed that, as each contract with privately operated prisons reaches the end of its term, the BOP should either decline to renew that contract or substantially reduce its scope in a manner consistent with law and the overall decline of the BOP’s inmate population.

In addition, on August 29, 2016, the Secretary of the DHS announced that he directed the Homeland Security Advisory Council, or HSAC, to establish a Subcommittee of the Council to review ICE’s current policy and practices concerning the use of private immigration detention and evaluate whether this practice should be eliminated. A written report of the subcommittee’s evaluation is to be provided by the full HSAC to the Secretary of the DHS and the Director of ICE no later than November 30, 2016. We believe the utilization of private sector bed capacity and management services provides ICE with flexible and cost-effective solutions essential to their mission. We also believe the new contract we signed in October 2016 to provide detention space and services at our Cibola County Corrections Center to ICE for up to 1,116 detainees demonstrates the latest example of our ability to provide flexible solutions and fulfill emergent needs of ICE that would be very difficult to replicate in the public sector. However, we cannot predict the outcome of the evaluation by the HSAC or how ICE will respond to their report. We previously housed inmates from the BOP at the Cibola facility under a contract that expired in October 2016. Therefore, this new contract provides further example of the marketability of our real estate assets across multiple government customers.

We generated approximately 9.2% and 28.0% of our total revenue from the BOP and ICE during the nine months ended September 30, 2016, respectively.

State revenues from facilities that we manage decreased 0.6% from the third quarter of 2015 to the third quarter of 2016, and decreased 4.3% from the nine months ended September 30, 2015 to the same period in 2016. The decrease in state revenues in both the three- and nine-month periods was primarily a result of a decline in California inmates held in our out-of-state facilities. In addition, the decrease in state revenues in both periods was a result of the expiration of our managed-only contract with the state of Louisiana at the state-owned Winn Correctional Facility effective September 30, 2015. The expiration of our contract with the state of Vermont at our Lee Adjustment Center effective June 30, 2015 also contributed to the decrease in state revenues during the nine-month period. The decrease in state revenues in both periods was partially offset by the revenue generated at our newly activated Trousdale Turner Correctional Center, and as a result of the acquisitions of Avalon’s eleven community corrections facilities in the fourth quarter of 2015 and CMI’s seven community corrections facilities in the second quarter of 2016, each as further described hereafter.

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

We believe the long-term growth opportunities of our business remain attractive as governments consider their emergent needs, as well as the efficiency, savings, and offender programming opportunities we can provide along with flexible solutions to match our partners’ needs. Further, we expect our partners to continue to face challenges in maintaining old facilities, and developing new facilities and additional capacity which could result in future demand for the solutions we provide.

Operating Expenses

Operating expenses totaled $326.3 million and $326.5 million for the three months ended September 30, 2016 and 2015, respectively, while operating expenses for the nine months ended September 30, 2016 and 2015 totaled $956.7 million and $945.2 million, respectively. Operating expenses consist of those expenses incurred in the operation and management of correctional, detention, and residential reentry facilities, as well as at facilities we lease to third-party operators, and for our inmate transportation subsidiary.

Expenses incurred in connection with the operation and management of correctional, detention, and residential reentry facilities decreased $0.4 million, or 0.1%, during the third quarter of 2016 compared with the same period in 2015. Operating expenses increased $14.2 million, or 1.5%, during the first nine months of 2016 compared with the same period in 2015. Similar to our increase in revenues, operating expenses increased in the nine-month period as a result of the full activation of our South Texas Family Residential Center in the second quarter of 2015. The one additional day of operations due to leap year in 2016 also contributed to the increase in operating expenses during the nine-month period. The increase in operating expenses in the nine-month period was also a result of the activation of the Trousdale Turner Correctional Center in the fourth quarter of 2015, and the acquisitions of Avalon and CMI. The increase in operating expenses in the nine-month period was partially offset by a reduction in expenses resulting from the expiration of our BOP contract at our Northeast Ohio Correctional Center effective May 31, 2015, the expiration of our contract with the state of Vermont at our Lee Adjustment Center effective June 30, 2015, and the expiration of our managed-only contract with the state of Louisiana at the state-owned Winn Correctional Facility effective September 30, 2015. In addition, the increase in operating expenses during the nine-month period was partially offset by a reduction in expenses that resulted from idling our North Fork Correctional Facility in the fourth quarter of 2015. We idled the facility as a result of a decline in California inmates held in our out-of-state program. In May 2016, we announced that we leased the North Fork Correctional Facility to the Oklahoma Department of Corrections, or ODOC. The lease agreement commenced on July 1, 2016, as further described hereafter.

Fixed expenses per compensated man-day increased slightly to $38.81 during the three months ended September 30, 2016 from $38.80 during the three months ended September 30, 2015. Fixed expenses per compensated man-day increased to $39.01 during the nine months ended September 30, 2016 from $37.16 during the same period in 2015. Fixed expenses per compensated man-day increased from the nine months ended September 30, 2015 to the same period in 2016 due primarily to an increase in salaries and benefits per compensated man-day. The increase in salaries and benefits per compensated man-day was partially a result of these expenses being leveraged over smaller offender populations at certain facilities and due to wage adjustments implemented during 2015. The increase in salaries and benefits per compensated man-day was also due to more favorable claims experience in our employee self-insured medical plan in the prior year. As the economy has improved, we have experienced wage pressures in certain markets across the country. We continually monitor compensation levels very closely along with overall economic conditions and will set wage levels necessary to help ensure the long-term success of our business. Salaries and benefits represent the most significant component of our operating expenses, representing approximately 59% of our total operating expenses during 2015 and for the first nine months of 2016.

In May 2016, the U.S. Department of Labor released updated overtime and exemption rules under the Fair Labor Standards Act. Among other provisions, the updated rules increase the minimum salary needed to qualify for the standard white collar employee exemption from $455 to $913 per week, or to $47,476 annually for a full-year worker. The effective date for this provision is December 1, 2016. We expect to incur additional costs in order to comply with the revised rules. However, we anticipate that we will implement strategies to mitigate the impact of this new regulation.

Facility Management Contracts

We typically enter into facility contracts to provide prison bed capacity and management services to governmental entities for terms typically ranging from three to five years, with additional renewal periods at the option of the contracting governmental agency. Accordingly, a substantial portion of our facility contracts are scheduled to expire each year, notwithstanding contractual renewal options that a government agency may exercise. Although we generally expect these customers to exercise renewal options or negotiate new contracts with us, one or more of these contracts may not be renewed by the corresponding governmental agency.

Our contract with the District of Columbia, or District, at the D.C. Correctional Treatment Facility is scheduled to expire in the first quarter of 2017. We have been provided notice that the District does not plan to renew the contract. We recognized facility net operating income at the D.C. Correctional Treatment Facility of $0.1 million and incurred a facility net operating loss of $0.3 million for the three months ended September 30, 2016 and 2015, respectively. We incurred facility net operating losses at the facility of $0.4 million and $0.3 million for the nine months ended September 30, 2016 and 2015, respectively. Our investment in the direct financing lease with the District also expires in the first quarter of 2017. Upon expiration of the lease in 2017, ownership of the facility automatically reverts to the District.

During 2015, ICE solicited proposals for the rebid of our 1,000-bed Houston Processing Center. The contract is currently scheduled to expire in April 2017. We have submitted our response to ICE, but can provide no assurance that we will be awarded a new contract for this facility.

As previously discussed herein, on August 18, 2016, the DOJ directed that, as each contract with privately operated prisons reaches the end of its term, the BOP should either decline to renew that contract or substantially reduce its scope in a manner consistent with law and the overall decline of the BOP’s inmate population. Currently, we have three owned and managed facilities that house BOP inmates with contracts that expire in the next twelve months. We can provide no assurance that we will be awarded new contracts for these three facilities or that the contracts will not be substantially reduced in scope. These three facilities have a total capacity of 5,632 beds and contributed $98.6 million in revenue during the nine months ended September 30, 2016. The total net carrying value of the three facilities was $205.3 million as of September 30, 2016.

During the third quarter of 2016, the Texas Department of Criminal Justice, or TDCJ, solicited proposals for the rebid of four facilities we currently manage for the state of Texas. The current managed-only contracts for these four facilities are scheduled to expire in August 2017. The four facilities have a total capacity of 5,129 beds and generated $2.1 million in facility net operating income during the nine months ended September 30, 2016. We expect to submit our response to the solicitation, but can provide no assurance that we will be awarded new managed-only contracts for these four facilities.

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015

Owned and Managed Facilities:
Revenue per compensated man-day	$83.57	$82.75	$83.58	$80.86
Operating expenses per compensated man-day:
Fixed expense	41.79	42.15	42.14	40.09
Variable expense	16.31	17.29	16.44	16.07

Total	58.10	59.44	58.58	56.16

Operating income per compensated man-day	$25.47	$23.31	$25.00	$24.70

Operating margin	30.5%	28.2%	29.9%	30.5%

Average compensated occupancy	77.0%	79.9%	74.9%	81.5%

Average available beds	69,501	65,019	70,098	64,228

Average compensated population	53,534	51,962	52,496	52,351

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015

Managed Only Facilities:
Revenue per compensated man-day	$42.71	$41.03	$42.52	$40.92
Operating expenses per compensated man-day:
Fixed expense	26.87	26.82	26.57	26.57
Variable expense	11.60	10.93	11.22	10.71

Total	38.47	37.75	37.79	37.28

Operating income per compensated man-day	$4.24	$3.28	$4.73	$3.64

Operating margin	9.9%	8.0%	11.1%	8.9%

Average compensated occupancy	96.0%	94.0%	94.9%	93.6%

Average available beds	13,898	15,436	13,898	15,436

Average compensated population	13,347	14,503	13,186	14,450

Owned and Managed Facilities

Facility net operating income, or the operating income or loss from operations before interest, taxes, asset impairments, depreciation and amortization, at our owned and managed facilities increased by $13.2 million, from $125.4 million during the third quarter of 2015 to $138.6 million during the third quarter of 2016, an increase of 10.5%. Facility net operating income at our owned and managed facilities increased by $21.8 million, from $377.7 million during the nine months ended September 30, 2015 to $399.5 million during the nine months ended September 30, 2016, an increase of 5.8%. Facility net operating income at our owned and managed facilities in the first nine months of 2016 was favorably impacted by the full activation of the South Texas Family Residential Center. The aforementioned $13.2 million and $40.0 million aggregate depreciation and interest expense associated with the lease at the South Texas Family Residential Center in the three and nine months ended September 30, 2016, respectively, and the $13.9 million and $24.6 million in the three and nine months ended September 30, 2015, respectively, are not included in the facility net operating income amounts reported above, but are included in the per compensated man-day statistics.

In September 2014, we announced that we agreed to an expansion of an existing inter-governmental service agreement, or IGSA, between the city of Eloy, Arizona and ICE to house up to 2,400 individuals at the South Texas Family Residential Center, a facility we lease in Dilley, Texas. The expanded agreement gives ICE additional capacity to accommodate the influx of Central American female adults with children arriving illegally on the Southwest border while they await the outcome of immigration hearings. As part of the agreement, we are responsible for providing space and residential services in an open and safe environment which offers residents indoor and outdoor recreational activities, counseling, group interaction, and access to religious and legal services. In addition, we provide educational programs through a third party and food services through the lessor. ICE Health Service Corps, a division of ICE, is responsible for medical services provided to residents. The services provided under the original amended IGSA commenced in the fourth quarter of 2014 and had an original term of up to four years.

In October 2016, we entered into an amended IGSA that provides for a new, lower fixed monthly payment commencing in November 2016, and extends the life of the contract through September 2021. The agreement can be further extended by bi-lateral modification. However, ICE can also terminate the agreement for convenience or non-appropriation of funds, without penalty, by providing us with at least a 60-day notice. In the event we cancel the lease with the third-party lessor prior to its expiration as a result of the termination of the IGSA by ICE for convenience, and if we are unable to reach an agreement for the continued use of the facility within 90 days from the termination date, we are required to pay a termination fee based on the termination date, currently equal to $10.0 million and declining to zero by October 2020.

We lease the South Texas Family Residential Center and the site upon which it was constructed from a third-party lessor. Concurrent with the aforementioned amendment to the IGSA entered into in October 2016, we modified our lease agreement with the third-party lessor of the facility to reflect a reduced monthly lease expense effective in November 2016, with a new term concurrent with the amended IGSA. ICE began housing the first residents at the facility in the fourth quarter of 2014, and the site was completed during the second quarter of 2015. In accordance with the multiple-element arrangement guidance, a portion of the fixed monthly payments to us pursuant to the IGSA is recognized as lease and service revenue. During the three months ended September 30, 2016 and 2015, we recognized $71.4 million and $71.2 million, respectively, in total revenue associated with the facility, while $213.1 million and $173.1 million in revenue was recognized during the nine months ended September 30, 2016 and 2015, respectively. The original IGSA with ICE had a favorable impact on the revenue and net operating income of our owned and managed facilities during the three and nine months ended September 30, 2016 and 2015. Operating margin percentages at this facility were comparable to those of our average owned and managed facilities during 2015, but have increased during 2016 as expenses have normalized for stabilized operations. Under terms of the aforementioned amended IGSA entered into in October 2016, we anticipate that the revenues generated at the South Texas Family Residential Center will be reduced by 40% and operating margin percentages at the facility will be comparable to those of our average owned and managed facilities, resulting in a material reduction to our facility net operating income.

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

In June 2016, pending further proceedings on the state’s authority to do so, a Texas state court judge blocked efforts by Texas state officials to license the South Texas Family Residential Center as a child care center. The impact of an unfavorable decision in the aforementioned trial on family residential detention programs is not yet known. Any court decision or government action that impacts our existing contract for the South Texas Family Residential Center could materially affect our cash flows, financial condition, and results of operations.

In December 2015, we announced that we were awarded a new contract from the Arizona Department of Corrections, or ADOC, to house up to an additional 1,000 medium-security inmates at our Red Rock facility, bringing the contracted bed capacity to 2,000 inmates. The new management contract contains an initial term of ten years, with two five-year renewal options upon mutual agreement and provides for an occupancy guarantee of 90% of the contracted beds once the 90% occupancy rate is achieved. The government partner included the occupancy guarantee in its RFP in order to guarantee its access to the beds. In connection with the new award, we are expanding our Red Rock facility to a design capacity of 2,024 beds and adding additional space for inmate reentry programming. Construction is expected to be completed late in the fourth quarter of 2016, although we began receiving inmates under the new contract during the third quarter of 2016. The new contract is expected to generate approximately $22.0 million to $25.0 million of incremental annual revenue.

In May 2011, in response to a lawsuit brought by inmates against the state of California, the U.S. Supreme Court upheld a lower court ruling issued by a three judge panel requiring California to reduce its inmate population to 137.5% of its capacity. In an effort to meet the Federal court ruling, the state of California enacted legislation that shifted the responsibilities for housing certain lower level inmates from state government to local jurisdictions. This realignment plan commenced on October 1, 2011 and, along with other actions to reduce inmate populations, has resulted in a reduction in state inmate populations of approximately 30,000 as of September 30, 2016.

During the first quarter of 2015, the adult inmate population held in state of California institutions first met the Federal court order to reduce inmate populations below 137.5% of its capacity. Inmate populations in the state continued to decline below the court ordered capacity limit which has resulted in declining inmate populations in the out-of-state program. As of September 30, 2016, the adult inmate population held in state of California institutions remained in compliance with the Federal court order at approximately 135.0% of capacity, or approximately 114,000 inmates, which did not include the California inmates held in our out-of-state facilities. During the quarters ended September 30, 2016 and 2015, we housed an average daily population of approximately 4,800 and 6,850 inmates, respectively, from the state of California as a partial solution to the State’s overcrowding. This decline in population resulted in a decrease in revenue of $12.2 million and $52.6 million, respectively, from the three and nine months ended September 30, 2015 to the comparable periods in 2016.

Approximately 6% and 10% of our total revenue for the nine months ended September 30, 2016 and 2015, respectively, was generated from the CDCR in facilities housing inmates outside the state of California. An elimination of the use of our out-of-state solutions by the state of California would have a significant adverse impact on our financial position, results of operations, and cash flows.

During December 2014, the BOP announced that it elected not to renew its contract with us at our owned and managed 2,016-bed Northeast Ohio Correctional Center. The contract with the BOP at this facility expired on May 31, 2015. Facility net operating income decreased by $10.5 million from the nine months ended September 30, 2015 to the comparable period in 2016 as a result of this reduction in inmate population. We expect to continue to house USMS detainees at this facility pursuant to a separate contract that expires December 31, 2016 with one two-year renewal option remaining, while we continue to market the space that became available.

During the fourth quarter of 2015, we closed on the acquisition of 100% of the stock of Avalon, along with two additional facilities operated by Avalon. The acquisition included 11 community corrections facilities with approximately 3,000 beds in Oklahoma, Texas, and Wyoming. We acquired Avalon, which specializes in community correctional services, drug and alcohol treatment services, and residential reentry services, as a strategic investment that continues to expand the reentry assets we own and the services we provide.

On April 8, 2016, we closed on the acquisition of 100% of the stock of CMI along with the real estate used in the operation of CMI’s business from two entities affiliated with CMI. CMI, a privately held community corrections company that operates seven community corrections facilities, including six owned and one leased, with approximately 600 beds in Colorado, specializes in community correctional services, drug and alcohol treatment services, and residential reentry services. CMI provides these services through multiple contracts with three counties in Colorado, as well as the Colorado Department of Corrections, a pre-existing partner of ours. We acquired CMI as a strategic investment that continues to expand the reentry assets we own and the services we provide. We currently expect the annualized revenues to be generated by these seven facilities to range from approximately $12.0 million to $13.0 million.

Total revenue generated from the acquisitions of Avalon and CMI during the three and nine months ended September 30, 2016 totaled $12.1 million and $32.8 million, respectively.

Managed-Only Facilities

Total revenue at our managed-only facilities decreased $2.4 million, from $54.8 million during the third quarter of 2015 to $52.4 million during the third quarter of 2016, and decreased $7.8 million, from $161.4 million during the nine months ended September 30, 2015 to $153.6 million during the nine months ended September 30, 2016. The decrease in revenues in both periods at our managed-only facilities was largely the result of our decision to exit the contract at the Winn Correctional Center effective September 30, 2015. Facility net operating income at our managed-only facilities increased $0.8 million, from $4.4 million during the three months ended September 30, 2015 to $5.2 million during the three months ended September 30, 2016, and increased $2.8 million, from $14.3 million during the nine months ended September 30, 2015 to $17.1 million during the nine months ended September 30, 2016. During the three and nine months ended September 30, 2016, managed-only facilities generated 3.6% and 4.1%, respectively, of our total facility net operating income compared with 3.4% and 3.7% during the three and nine months ended September 30, 2015, respectively.

We expect the managed-only business to remain competitive and we will only pursue opportunities for managed-only business where we are sufficiently compensated for the risk associated with this competitive business. Further, we may terminate existing contracts from time to time when we are unable to achieve per diem increases that offset increasing expenses and enable us to maintain safe, effective operations. In April 2015, we provided notice to the state of Louisiana that we would cease management of the contract at the 1,538-bed Winn Correctional Center within 180 days, in accordance with the notice provisions of the contract. Management of the facility transitioned to another operator effective September 30, 2015. We incurred a facility net operating loss at the Winn Correctional Center of $1.0 million and $3.9 million during the three and nine months ended September 30, 2015, respectively. In anticipation of terminating the contract at this facility, we also recorded an asset impairment of $1.0 million during the first quarter of 2015 for the write-off of goodwill associated with the Winn facility.

Other Facility-Related Activity

In May 2016, we entered into a lease with the ODOC for our previously idled 2,400-bed North Fork Correctional Facility. The lease agreement commenced on July 1, 2016, and includes a five-year base term with unlimited two-year renewal options. However, the lease agreement permitted the ODOC to utilize the facility for certain activation activities and, therefore, revenue recognition began upon execution of the lease. The average annual rent to be recognized during the five-year base term is $7.3 million, including annual rent in the fifth year of $12.0 million. After the five-year base term, the annual rent will be equal to the rent due during the prior lease year, adjusted for increases in the Consumer Price Index, or CPI. We are responsible for repairs and maintenance, property taxes and property insurance, while all other aspects and costs of facility operations are the responsibility of the ODOC.

General and administrative expenses

For the three months ended September 30, 2016 and 2015, general and administrative expenses totaled $27.7 million and $26.8 million, respectively, while general and administrative expenses totaled $81.5 million and $76.8 million during the nine months ended September 30, 2016 and 2015, respectively. General and administrative expenses consist primarily of corporate management salaries and benefits, professional fees and other administrative expenses. We incurred $0.1 million and $1.6 million of expenses in the three and nine months ended September 30, 2016, respectively, associated with mergers and acquisitions. We incurred $1.7 million of expenses in the three and nine months ended September 30, 2015 associated with mergers and acquisitions. As we pursue additional mergers and acquisitions, we could incur significant general and administrative expenses in the future associated with our due diligence efforts, whether or not such transactions are completed. These expenses could create volatility in our earnings. However, notwithstanding these expenses, we currently expect general and administrative expenses to decrease in the future as a result of a cost reduction plan we implemented at the end of the third quarter of 2016 as part of a restructuring of our corporate operations, as described hereafter.

Depreciation and amortization

For the three months ended September 30, 2016 and 2015, depreciation and amortization expense totaled $42.9 million and $41.2 million, respectively, while depreciation and amortization expense totaled $127.3 million and $108.3 million, respectively, during the nine months ended September 30, 2016 and 2015. Our depreciation and amortization expense increased in the nine-month period as a result of completion of construction of the 2,400-bed South Texas Family Residential Center in the second quarter of 2015. Prior to the second quarter of 2015, residents had been housed in pre-existing housing units on the property. Our lease agreement with the third-party lessor resulted in CCA being deemed the owner of the newly constructed assets for accounting purposes, in accordance with ASC 840-40-55, formerly Emerging Issues Task Force No. 97-10, “The Effect of Lessee Involvement in Asset Construction”. Accordingly, our balance sheet reflects the costs attributable to the building assets constructed by the third-party lessor, which, beginning in the second quarter of 2015, began depreciating over the remainder of the four-year term of the original lease. Depreciation expense for the constructed assets at this facility was $10.7 million and $31.9 million during the three and nine months ended September 30, 2016, respectively. As previously described herein, we modified our lease agreement with the third-party lessor of the facility in October 2016, which resulted in a reduced monthly lease expense effective in November 2016 and extended the life of the contract. As a result of the modification, depreciation expense for the constructed assets at the South Texas Family Residential Center is expected to approximate $39.0 million during the year ending December 31, 2016. As a result of the October 2016 amended IGSA and modification of the lease agreement which extended the life of the contract, we expect depreciation expense associated with the constructed assets to further decline in 2017 to approximately $16.6 million. Depreciation expense for the constructed assets was $10.7 million and $19.2 million during the three and nine months ended September 30, 2015, respectively. Depreciation expense also increased in the three and nine months ended September 30, 2016 when compared to the same periods in the prior year due to the completion of the Trousdale Turner Correctional Center construction project in the fourth quarter of 2015.

Restructuring charges

During the third quarter of 2016, we announced a restructuring of our corporate operations and implementation of a cost reduction plan, resulting in the elimination of approximately 12% of the corporate workforce at our headquarters. The restructuring realigns the corporate structure to more effectively serve facility operations and support the progression of our business diversification strategy. We reported a charge in the third quarter of 2016 of $4.0 million associated with this restructuring. This charge primarily consists of cash payments for severance and related benefits to terminated employees and a non-cash charge associated with the voluntary forfeiture by our chief executive officer of a restricted stock unit award. The impact of these staffing reductions, together with the implementation of the cost reduction plan, are expected to result in expense savings of approximately $9.0 million in 2017, most of which are general and administrative expenses. A substantial portion of these expense savings will commence in the fourth quarter of 2016.

Interest expense, net

Interest expense is reported net of interest income and capitalized interest for the three and nine months ended September 30, 2016 and 2015. Gross interest expense, net of capitalized interest, was $17.1 million and $12.8 million, respectively, for the three months ended September 30, 2016 and 2015, and was $52.2 million and $35.4 million, respectively, for the nine months ended September 30, 2016 and 2015. Gross interest expense is based on outstanding borrowings under our $900.0 million revolving credit facility, or revolving credit facility, our outstanding Incremental Term Loan, or Term Loan, and our outstanding senior notes, as well as the amortization of loan costs and unused facility fees. We also incur interest expense associated with the lease of the South Texas Family Residential Center, in accordance with ASC 840-40-55. Our interest expense increased in the nine-month period as a result of completion of construction of the 2,400-bed South Texas Family Residential Center in the second quarter of 2015. Interest expense associated with the lease of this facility was $2.5 million and $8.1 million during the three and nine months ended September 30, 2016, respectively. As a result of the aforementioned modification to the lease agreement with the third-party lessor in October 2016, interest expense associated with the lease of the South Texas Family Residential Center is expected to approximate $10.0 million during the year ending December 31, 2016. As a result of the October 2016 amended IGSA and modification of the lease agreement which extended the life of the contract, we expect interest expense associated with the lease to further decline in 2017 to approximately $6.4 million. Interest expense associated with the lease of this facility was $3.2 million and $5.4 million during the three and nine months ended September 30, 2015, respectively.

We have benefited from relatively low interest rates on our revolving credit facility, which is largely based on the London Interbank Offered Rate, or LIBOR. It is possible that LIBOR could increase in the future. The interest rate on our revolving credit facility was at LIBOR plus a margin of 1.75% during the first six months of 2015. During July 2015, we amended and restated the revolving credit facility agreement to, among other modifications, reduce by 0.25% the applicable margin of base rate and LIBOR loans. Based on our leverage ratio, loans under our revolving credit facility during the last six months of 2015 and the first nine months of 2016 were at the base rate plus a margin of 0.50% or at LIBOR plus a margin of 1.50%, and a commitment fee equal to 0.35% of the unfunded balance.

On September 25, 2015, we completed the offering of $250.0 million aggregate principal amount of 5.0% senior notes due October 15, 2022. We used net proceeds from the offering to pay down a portion of our revolving credit facility which had a variable weighted average interest rate of 2.0% at September 30, 2016. While our interest expense increased during the first nine months of 2016 compared with the prior year as a result of this refinancing transaction completed in 2015, we reduced our exposure to variable rate debt, extended our weighted average maturity, and increased the availability under our revolving credit facility.

Gross interest income was $0.2 million and $1.0 million for the three months ended September 30, 2016 and 2015, respectively. Gross interest income was $0.9 million and $1.7 million for the nine months ended September 30, 2016 and 2015, respectively. Gross interest income is earned on a direct financing lease, notes receivable, investments, and cash and cash equivalents. Capitalized interest was $0.2 million and $1.8 million during the three months ended September 30, 2016 and 2015, respectively. Capitalized interest was $0.4 million and $4.5 million during the nine months ended September 30, 2016 and 2015, respectively. Capitalized interest decreased in both periods as a result of the completion of the Otay Mesa Detention Center and the Trousdale Turner Correctional Center construction projects in the fourth quarter of 2015. Capitalized interest in the first nine months of 2016 was primarily associated with the expansion project at our Red Rock Correctional Center, as further described under “Liquidity and Capital Resources” hereafter.

Income tax expense

During the three months ended September 30, 2016 and 2015, our financial statements reflected an income tax expense of $1.6 million and $2.7 million, respectively. During the nine months ended September 30, 2016 and 2015, our financial statements reflected an income tax expense of $5.4 million and $6.7 million, respectively. Our effective tax rate was 3.3% and 3.7% during the nine months ended September 30, 2016 and 2015, respectively. As a REIT, we are entitled to a deduction for dividends paid, resulting in a substantial reduction in the amount of federal income tax expense we recognize. Substantially all of our income tax expense is incurred based on the earnings generated by our TRSs. Our overall effective tax rate is estimated based on the current projection of taxable income primarily generated in our TRSs. Our consolidated effective tax rate could fluctuate in the future based on changes in estimates of taxable income, the relative amounts of taxable income generated by the TRSs and the REIT, the implementation of additional tax planning strategies, changes in federal or state tax rates or laws affecting tax credits available to us, changes in other tax laws, changes in estimates related to uncertain tax positions, or changes in state apportionment factors, as well as changes in the valuation allowance applied to our deferred tax assets that are based primarily on the amount of state net operating losses and tax credits that could expire unused.

LIQUIDITY AND CAPITAL RESOURCES

Our principal capital requirements are for working capital, stockholder distributions, capital expenditures, and debt service payments. Capital requirements may also include cash expenditures associated with our outstanding commitments and contingencies, as further discussed in the notes to our financial statements and as further described in our 2015 Form 10-K. Additionally, we may incur capital expenditures to expand the design capacity of certain of our facilities (in order to retain management contracts) and to increase our inmate bed capacity for anticipated demand from current and future customers. We may acquire additional correctional and residential reentry facilities as well as other real estate assets used to provide mission critical governmental services primarily in the criminal justice sector, that we believe have favorable investment returns and increase value to our stockholders. We will also consider opportunities for growth, including, but not limited to, potential acquisitions of businesses within our lines of business and those that provide complementary services, provided we believe such opportunities will broaden our market share and/or increase the services we can provide to our customers.

To qualify and be taxed as a REIT, we generally are required to distribute annually to our stockholders at least 90% of our REIT taxable income (determined without regard to the dividends paid deduction and excluding net capital gains). Our REIT taxable income will not typically include income earned by our TRSs except to the extent our TRSs pay dividends to the REIT. Our Board of Directors declared a quarterly dividend of $0.54 for the first, second, and third quarters of 2016 totaling $64.0 million in each quarter. The amount, timing and frequency of future distributions will be at the sole discretion of our Board of Directors and will be declared based upon various factors, many of which are beyond our control, including our financial condition and operating cash flows, the amount required to maintain qualification and taxation as a REIT and reduce any income and excise taxes that we otherwise would be required to pay, limitations on distributions in our existing and future debt instruments, our ability to utilize net operating losses, or NOLs, to offset, in whole or in part, our REIT distribution requirements, limitations on our ability to fund distributions using cash generated through our TRSs and other factors that our Board of Directors may deem relevant.

As of September 30, 2016, our liquidity was provided by cash on hand of $42.7 million, and $471.7 million available under our revolving credit facility. During the nine months ended September 30, 2016 and 2015, we generated $301.2 million and $305.7 million, respectively, in cash through operating activities. We currently expect to be able to meet our cash expenditure requirements for the next year utilizing these resources. We have no debt maturities until April 2020.

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

Debt and equity

As of September 30, 2016, we had $350.0 million principal amount of unsecured notes outstanding with a fixed stated interest rate of 4.625%, $325.0 million principal amount of unsecured notes outstanding with a fixed stated interest rate of 4.125%, and $250.0 million principal amount of unsecured notes outstanding with a fixed stated interest rate of 5.0%. In addition, we had $96.3 million outstanding under our Term Loan with a variable interest rate of 2.0%, and $418.0 million outstanding under our revolving credit facility with a variable weighted average interest rate of 2.0%. As of September 30, 2016, our total weighted average effective interest rate was 4.0%, while our total weighted average maturity was 4.8 years. We also have the flexibility to issue debt or equity securities from time to time when we determine that market conditions and the opportunity to utilize the proceeds from the issuance of such securities are favorable.

On February 26, 2016, we entered into an ATM Equity Offering Sales Agreement, or ATM Agreement, with multiple sales agents. Pursuant to the ATM Agreement, we may offer and sell to or through the sales agents from time to time, shares of our common stock, par value $0.01 per share, having an aggregate gross sales price of up to $200.0 million. Sales, if any, of our shares of common stock will be made primarily in “at-the-market” offerings, as defined in Rule 415 under the Securities Act of 1933, as amended. The shares of common stock will be offered and sold pursuant to our registration statement on Form S-3 filed with the SEC on May 15, 2015, and a related prospectus supplement dated February 26, 2016. We intend to use the net proceeds from any sale of shares of our common stock to repay borrowings under our revolving credit facility (including the Term Loan under the “accordion” feature of the revolving credit facility) and for general corporate purposes, including to fund future acquisitions and development projects. There were no shares of our common stock sold under the ATM Agreement during the nine months ended September 30, 2016.

On August 19, 2016, Moody’s downgraded our senior unsecured debt rating to “Ba1” from “Baa3”. Also on August 19, 2016, Standard & Poor’s Ratings Services, or S&P, lowered our corporate credit and senior unsecured debt ratings to “BB” from “BB+”. Additionally, S&P lowered our revolving credit facility rating to “BBB-” from “BBB”. Both Moody’s and S&P lowered our ratings as a result of the DOJ announcing its plans on August 18, 2016 to reduce the BOP’s utilization of privately operated prisons. On February 7, 2012, Fitch Ratings assigned a rating of “BBB-” to our revolving credit facility and “BB+” ratings to our unsecured debt and corporate credit.

Facility development and capital expenditures

In December 2015, we announced we were awarded a new contract from the ADOC to house up to an additional 1,000 medium-security inmates at our 1,596-bed Red Rock Correctional Center in Arizona. In connection with the new contract, we are expanding our Red Rock facility to a design capacity of 2,024 beds and adding additional space for inmate reentry programming. Total cost of the expansion is estimated at approximately $37.0 million to $38.0 million, including $30.5 million invested through September 30, 2016. Construction is expected to be completed late in the fourth quarter of 2016, although we began receiving inmates under the new contract during the third quarter of 2016.

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

Operating Activities

Our net cash provided by operating activities for the nine months ended September 30, 2016 was $301.2 million, compared with $305.7 million for the same period in the prior year. Cash provided by operating activities represents the year to date net income plus depreciation and amortization, changes in various components of working capital, and various non-cash charges. The decrease in cash provided by operating activities was primarily due to the reduction in net income offset partially by positive fluctuations in working capital balances during the nine months ended September 30, 2016 when compared to the same period in the prior year and routine timing differences in the collection of accounts receivables and in the payment of accounts payables, accrued salaries and wages, and other liabilities. These positive working capital fluctuations are net of a decrease in deferred revenues associated with the South Texas Family Residential Center.

Investing Activities

Our cash flow used in investing activities was $96.0 million for the nine months ended September 30, 2016 and was primarily attributable to capital expenditures during the nine-month period of $63.6 million, including expenditures for facility development and expansions of $30.9 million primarily related to the aforementioned expansion project at our Red Rock Correctional Center, and $32.8 million for facility maintenance and information technology capital expenditures. Our cash flow used in investing activities also included $43.8 million attributable to the acquisitions of CMI and a residential reentry facility in California during the second quarter of 2016. Partially offsetting these cash outflows, we received proceeds of $8.2 million primarily related to the sale of undeveloped land. Our cash flow used in investing activities was $225.7 million for the nine months ended September 30, 2015 and was primarily attributable to capital expenditures during the nine-month period of $182.9 million, including expenditures for facility development and expansions of $143.8 million and $39.1 million for facility maintenance and information technology capital expenditures. In addition, cash flow used in investing activities during the nine months ended September 30, 2015 included $34.5 million of capitalized lease payments related to the South Texas Family Residential Center. Our cash flow used in investing activities during the nine months ended September 30, 2015 also included $13.8 million related to the acquisition of four community corrections facilities in August 2015.

Financing Activities

Cash flow used in financing activities was $227.8 million for the nine months ended September 30, 2016 and was primarily attributable to dividend payments of $192.0 million and $4.0 million for the purchase and retirement of common stock that was issued in connection with equity-based compensation. In addition, cash flow used in financing activities included $10.6 million of cash payments associated with the financing components of the lease related to the South Texas Family Residential Center and $24.8 million of net repayments under our revolving credit facility and Term Loan.

Cash flow used in financing activities was $76.1 million for the nine months ended September 30, 2015 and was primarily attributable to dividend payments of $187.5 million. Additionally, cash flow used in financing activities included $9.5 million for the purchase and retirement of common stock that was issued in connection with equity-based compensation. Cash flow used in financing activities for the nine months ended September 30, 2015 also included $4.6 million for the payment of debt issuance and other refinancing costs associated with refinancing transactions. In addition, cash flow used in financing activities during the nine months ended September 30, 2015 included $3.2 million of lease payments associated with the financing components of the lease related to the South Texas Family Residential Center. These payments were partially offset by $120.0 million of net proceeds from issuance of debt and principal repayments under our revolving credit facility during the nine months ended September 30, 2015, as well as the cash flows associated with exercising stock options, including the related income tax benefit of equity compensation, totaling $8.1 million.

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

We also present Normalized FFO as an additional supplemental measure as we believe it is more reflective of our core operating performance. We may make adjustments to FFO from time to time for certain other income and expenses that we consider non-recurring, infrequent or unusual, even though such items may require cash settlement, because such items do not reflect a necessary component of our ongoing operations. Even though expenses associated with mergers and acquisitions, or M&A, may be recurring, the magnitude and timing fluctuate based on the timing and scope of M&A activity, and therefore, such expenses, which are not a necessary component of our ongoing operations, may not be comparable from period to period. Normalized FFO excludes the effects of such items.

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

Our reconciliation of net income to FFO and Normalized FFO for the three and nine months ended September 30, 2016 and 2015 is as follows (in thousands):

	For the Three Months Ended September 30,
FUNDS FROM OPERATIONS:	2016	2015

Net income	$55,340	$50,676
Depreciation of real estate assets	23,684	22,577

Funds From Operations	79,024	73,253

Expenses associated with debt refinancing transactions	—	701
Expenses associated with mergers and acquisitions	110	1,674
Gain on settlement of contingent consideration	(2,000)	—
Restructuring charges	4,010	—
Income tax benefit for special items	(215)	(24)

Normalized Funds From Operations	$80,929	$75,604

	For the Nine Months Ended September 30,
FUNDS FROM OPERATIONS:	2016	2015

Net income	$159,230	$173,256
Depreciation of real estate assets	70,409	66,024

Funds From Operations	229,639	239,280

Expenses associated with debt refinancing transactions	—	701
Expenses associated with mergers and acquisitions	1,570	1,674
Gain on settlement of contingent consideration	(2,000)	—
Restructuring charges	4,010	—
Goodwill and other impairments	—	955
Income tax benefit for special items	(215)	(24)

Normalized Funds From Operations	$233,004	$242,586

Contractual Obligations

The following schedule summarizes our contractual cash obligations by the indicated period as of September 30, 2016 (in thousands):

	Payments Due By Year Ended December 31,
	2016 (remainder)	2017	2018	2019	2020	Thereafter	Total
Long-term debt	$1,250	$10,000	$10,000	$15,000	$803,000	$600,000	$1,439,250
Interest on senior notes	21,047	42,094	42,094	42,094	35,390	65,469	248,188
Contractual facility developments and other commitments	12,307	767	—	—	—	—	13,074
South Texas Family Residential Center	16,319	50,808	50,808	50,808	50,947	38,976	258,666
Operating leases	167	589	605	615	563	864	3,403

Total contractual cash obligations	$51,090	$104,258	$103,507	$108,517	$889,900	$705,309	$1,962,581

The cash obligations in the table above do not include future cash obligations for variable interest expense associated with our Term Loan or the balance on our outstanding revolving credit facility as projections would be based on future outstanding balances as well as future variable interest rates, and we are unable to make reliable estimates of either. Further, the cash obligations in the table above also do not include future cash obligations for uncertain tax positions as we are unable to make reliable estimates of the timing of such payments, if any, to the taxing authorities. The contractual facility developments included in the table above represent development projects for which we have already entered into a contract with a customer that obligates us to complete the development project. Certain of our other ongoing construction projects are not currently under contract and thus are not included as a contractual obligation above as we may generally suspend or terminate such projects without substantial penalty. With respect to the South Texas Family Residential Center, the cash obligations included in the table above reflect the full contractual obligations of the lease of the site, excluding contingent payments, even though the lease agreement provides us with the ability to terminate if ICE terminates the amended IGSA, as previously described herein.

We had $10.3 million of letters of credit outstanding at September 30, 2016 primarily to support our requirement to repay fees and claims under our self-insured workers’ compensation plan in the event we do not repay the fees and claims due in accordance with the terms of the plan. The letters of credit are renewable annually. We did not have any draws under any outstanding letters of credit during the nine months ended September 30, 2016 or 2015.

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

SEASONALITY AND QUARTERLY RESULTS

Our business is subject to seasonal fluctuations. Because we are generally compensated for operating and managing facilities at an inmate per diem rate, our financial results are impacted by the number of calendar days in a fiscal quarter. Our fiscal year follows the calendar year and therefore, our daily profits for the third and fourth quarters include two more days than the first quarter (except in leap years) and one more day than the second quarter. Further, salaries and benefits represent the most significant component of operating expenses. Significant portions of the Company’s unemployment taxes are recognized during the first quarter, when base wage rates reset for unemployment tax purposes. Finally, quarterly results are affected by government funding initiatives, the timing of the opening of new facilities, or the commencement of new management contracts and related start-up expenses which may mitigate or exacerbate the impact of other seasonal influences. Because of these seasonality factors, results for any quarter are not necessarily indicative of the results that may be achieved for the full fiscal year.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Our primary market risk exposure is to changes in U.S. interest rates. We are exposed to market risk related to our revolving credit facility and Term Loan because the interest rates on our revolving credit facility and Term Loan are subject to fluctuations in the market. If the interest rate for our outstanding indebtedness under the revolving credit facility and Term Loan was 100 basis points higher or lower during the three and nine months ended September 30, 2016, our interest expense, net of amounts capitalized, would have been increased or decreased by $1.4 million and $4.3 million, respectively.

As of September 30, 2016, we had outstanding $325.0 million of senior notes due 2020 with a fixed interest rate of 4.125%, $350.0 million of senior notes due 2023 with a fixed interest rate of 4.625%, and $250.0 million of senior notes due 2022 with a fixed interest rate of 5.0%. Because the interest rates with respect to these instruments are fixed, a hypothetical 100 basis point increase or decrease in market interest rates would not have a material impact on our financial statements.

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

Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by this quarterly report our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and information required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. There have been no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

In a memorandum to the BOP dated August 18, 2016, the DOJ directed that, as each contract with privately operated prisons reaches the end of its term, the BOP should either decline to renew that contract or substantially reduce its scope in a manner consistent with law and the overall decline of the BOP’s inmate population. In addition to the decline in the BOP’s inmate population, the DOJ memorandum cites purported operational, programming, and cost efficiency factors as reasons for the new DOJ directive.

Following the release of the DOJ memorandum, a purported securities class action lawsuit was filed against us and certain of our current and former officers in the United States District Court for the Middle District of Tennessee, captioned Grae v. Corrections Corporation of America et al., Case No. 3:16-cv-02267. The lawsuit is brought on behalf of a putative class of shareholders who purchased or acquired our securities between February 27, 2012 and August 17, 2016. In general, the lawsuit alleges that, during this timeframe, our public statements were false and/or misleading regarding the purported operational, programming, and cost efficiency factors cited in the DOJ memorandum and, as a result, our stock price was artificially inflated. The lawsuit alleges that the publication of the DOJ memorandum on August 18, 2016 revealed the alleged fraud, causing the per share price of our stock to decline, thereby causing harm to the putative class of shareholders. We believe the lawsuit is entirely without merit and intend to vigorously defend against it. In addition, we maintain insurance, with certain self-insured retention amounts, to cover the alleged claims which mitigates the risk such litigation would have a material adverse effect on our financial condition, results of operations, or cash flows.

See additional information related to legal proceedings reported in Note 10 to the financial statements included in Part I, which information is incorporated hereunder by this reference.

ITEM 1A.	RISK FACTORS.

We depend on a limited number of governmental customers for a significant portion of our revenues.

We currently derive, and expect to continue to derive, a significant portion of our revenues from a limited number of governmental agencies. The loss of, or a significant decrease in, business from the BOP, ICE, USMS, or various state agencies could seriously harm our financial condition and results of operations. The three primary federal governmental agencies with correctional and detention responsibilities, the BOP, ICE, and USMS, accounted for 52% of our total revenues for the nine months ended September 30, 2016 ($722.2 million). ICE accounted for 28% of our total revenues for the nine months ended September 30, 2016 ($387.5 million), USMS accounted for 15% of our total revenues for the nine months ended September 30, 2016 ($207.4 million), and BOP accounted for 9% of our total revenues for the nine months ended September 30, 2016 ($127.3 million). Although the revenue generated from each of these agencies is derived from numerous management contracts, the loss or substantial reduction in value of one or more of such contracts could have a material adverse impact on our financial condition, results of operations, and cash flows.

Revenue from our South Texas Family Residential Center was $213.1 million in the nine months ended September 30, 2016. The loss or substantial reduction in value of this contract would have a material adverse impact on our financial condition, results of operations, and cash flows. See “MD&A - Results of Operations” for a further discussion regarding our contract at the South Texas Family Residential Center, including a modification of the contract in October 2016 which will result in a reduction in the amount of revenue we generate from this contract. We expect to continue to depend upon these federal agencies and a relatively small group of other governmental customers for a significant percentage of our revenues.

In a memorandum to the BOP dated August 18, 2016, the DOJ directed that, as each contract with privately operated prisons reaches the end of its term, the BOP should either decline to renew that contract or substantially reduce its scope in a manner consistent with law and the overall decline of the BOP’s inmate population. In addition to the decline in the BOP’s inmate population, the DOJ memorandum cites purported operational, programming, and cost efficiency factors as reasons for the new DOJ directive. In addition, on August 29, 2016, the Secretary of the DHS announced that he directed the Homeland Security Advisory Council, or HSAC, to establish a Subcommittee of the Council to review ICE’s current policy and practices concerning the use of private immigration detention and evaluate whether this practice should be eliminated. A written report of the subcommittee’s evaluation is to be provided by the full HSAC to the Secretary of the DHS and the Director of ICE no later than November 30, 2016.

Other than the aforementioned risk, there have been no material changes in our “Risk Factors” as previously disclosed in our 2016 Quarterly Reports on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2015.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

None.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

Exhibit Number	Description of Exhibits

31.1 *	Certification of the Company’s Chief Executive Officer pursuant to Securities and Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 *	Certification of the Company’s Chief Financial Officer pursuant to Securities and Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 **	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 **	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CORRECTIONS CORPORATION OF AMERICA

Date: November 3, 2016

/s/ Damon T. Hininger
Damon T. Hininger
President and Chief Executive Officer

/s/ David M. Garfinkle
David M. Garfinkle
Executive Vice President, Chief Financial Officer, and
Principal Accounting Officer