Form 10-K
period 2016-12-31
CoreCivic, Inc.
filed 2017-02-23
CIK 1070985

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 001-16109

CORECIVIC, INC.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.).    Yes  ☐    No  ☒

The aggregate market value of the shares of the registrant’s Common Stock held by non-affiliates was approximately $4,092,088,786 as of June 30, 2016 based on the closing price of such shares on the New York Stock Exchange on that day. The number of shares of the registrant’s Common Stock outstanding on February 16, 2017 was 117,666,948.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s definitive Proxy Statement for the 2017 Annual Meeting of Stockholders, currently scheduled to be held on May 11, 2017, are incorporated by reference into Part III of this Annual Report on Form 10-K.

CORECIVIC, INC.

FORM 10-K

For the fiscal year ended December 31, 2016

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

Overview

We are a diversified government solutions company with the scale and experience needed to solve tough government challenges in cost-effective ways. We provide a broad range of solutions to government partners that serve the public good through high-quality corrections and detention management, innovative and cost-saving government real estate solutions, and a growing network of residential reentry centers to help address America’s recidivism crisis. We have been a flexible and dependable partner for government for more than 30 years. Our employees are driven by a deep sense of service, high standards of professionalism and a responsibility to help government better the public good.

Structured as a real estate investment trust, or REIT, we are the nation’s largest owner of partnership correctional, detention, and residential reentry facilities and one of the largest prison operators in the United States. As of December 31, 2016, we owned or controlled 49 correctional and detention facilities, owned or controlled 25 residential reentry facilities, and managed an additional 11 correctional and detention facilities owned by our government partners, with a total design capacity of approximately 89,700 beds in 20 states and the District of Columbia. In addition to providing fundamental residential services, our facilities offer a variety of rehabilitation and educational programs, including basic education, faith-based services, life skills and employment training, and substance abuse treatment. These services are intended to help reduce recidivism and to prepare offenders for their successful reentry into society upon their release. We also provide or make available to offenders certain health care (including medical, dental, and mental health services), food services, and work and recreational programs.

Over the past several years, we have successfully executed strategies to diversify our business and offer a broader range of solutions to government partners. To reflect this transformation, we announced in October 2016 our decision to rename and rebrand Corrections Corporation of America to CoreCivic, Inc., or CoreCivic, or the Company. Our decision to rename the Company was the result of an intense research, brand strategy, and creative process that began in mid-2015. While the Company was legally renamed in December 2016, related rebranding efforts are ongoing. Through three business offerings, CoreCivic Safety, CoreCivic Properties, and CoreCivic Community, we provide a broad range of solutions to government partners that serve the public good through high-quality corrections and detention management, innovative and cost-saving government real estate solutions, and a growing network of residential reentry centers to help address America’s recidivism crisis.

We are a Maryland corporation formed in 1983. Our principal executive offices are located at 10 Burton Hills Boulevard, Nashville, Tennessee, 37215, and our telephone number at that location is (615) 263-3000. Our website address is www.corecivic.com. We make our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, definitive proxy statements, and amendments to those reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), available on our website, free of charge, as soon as reasonably practicable after these reports are filed with or furnished to the Securities and Exchange Commission, or the SEC. Information contained on our website is not part of this Annual Report.

We began operating as a REIT for federal income tax purposes effective January 1, 2013. We provide correctional services and conduct other business activities through taxable REIT subsidiaries, or TRSs. A TRS is a subsidiary of a REIT that is subject to applicable corporate income tax and certain qualification requirements. Our use of TRSs enables us to comply with REIT qualification requirements while providing correctional services at facilities we own and at facilities owned by our government partners and to engage in certain other business operations. A TRS is not subject to the distribution requirements applicable to REITs so it may retain income generated by its operations for reinvestment.

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

Our customers primarily consist of federal, state, and local correctional and detention authorities. Federal correctional and detention authorities primarily consist of the Federal Bureau of Prisons, or the BOP, the United States Marshals Service, or the USMS, and ICE. Payments by federal correctional and detention authorities represented 52%, 51%, and 44% of our total revenue for the years ended December 31, 2016, 2015, and 2014, respectively.

Our customer contracts typically have terms of three to five years and contain multiple renewal options. Most of our facility contracts also contain clauses that allow the government agency to terminate the contract at any time without cause, and our contracts are generally subject to annual or bi-annual legislative appropriations of funds.

We are compensated for providing bed capacity and correctional, detention, and residential reentry services at a per diem rate based upon actual or minimum guaranteed occupancy levels. Occupancy rates for a particular facility are typically low when first opened or immediately following an expansion. However, beyond the start-up period, which typically ranges from 90 to 180 days, the occupancy rate tends to stabilize. We also lease facilities to governmental agencies and third-party operators. The average compensated occupancy of our facilities, based on rated capacity was as follows for the years 2016, 2015, and 2014:

	2016	2015	2014
Owned and managed facilities	76%	80%	81%
Managed-only facilities	95%	94%	95%

Total operating facilities	79%	83%	84%
Leased facilities	100%	100%	100%

Total	80%	83%	84%

The average compensated occupancy of our owned and managed facilities, excluding idled facilities, was 87% for 2016 and 89% for both 2015 and 2014.

We also provide transportation services to governmental agencies through TransCor America, LLC, or TransCor, a subsidiary of our wholly-owned TRS. During the years ended December 31, 2016, 2015, and 2014, TransCor generated total revenue of $2.6 million, $4.1 million, and $4.4 million, respectively, or approximately 0.1%, 0.2%, and 0.3% of our total consolidated revenue in 2016, 2015, and 2014, respectively. We believe TransCor provides a complementary service to our core business that enables us to respond quickly to our customers’ transportation needs.

Operating Procedures and Offender Services

Pursuant to the terms of our customer contracts, we are responsible for the overall operations of our facilities, including staff recruitment, general administration of the facilities, facility maintenance, security, and supervision of the offenders. We are required by our customer contracts to maintain certain levels of insurance coverage for general liability, workers’ compensation, vehicle liability, and property loss or damage. We also are required to indemnify our customers for claims and costs arising out of our operations and, in certain cases, to maintain performance bonds and other collateral requirements.

We are committed to equipping offenders in our care with the services, support, and resources necessary to return to the community as productive, contributing members of society. To that end, we provide a wide range of evidence-based reentry programs and activities at our facilities. At most of the facilities we manage, offenders have the opportunity to enhance their basic education from literacy through the acquisition of the high school equivalency diploma endorsed by the respective state and, in some cases, postsecondary educational achievements and opportunities to participate in college correspondence classes. In a number of our facilities we offer an adult education curriculum recognized by a number of nations to which these offenders may return, including curriculum offered in conjunction with the Mexican government. We also provide the Adult Education in Spanish program for our offenders with such a distinct need in education.

We recently invested in the equipment necessary for the offenders who are close to taking their high school equivalency exam (either the GED or the HiSET) to use the GED/HiSET Academy software program. GED/HiSET Academy is an offline software program that provides over 200 hours of individualized lessons up to the 12th grade. The GED/HiSET Academy incorporates best teaching practices and provides an atmosphere to engage and motivate students to learn everything they need to know to pass the GED/HiSET exam. During 2016, the number of offenders in facilities we manage who passed high school equivalency exams increased by 56% from 2015.

In addition, we offer a broad spectrum of vocational/technical education opportunities to equip individuals with marketable job skills. Our trade programs are certified by the National Center for Construction Education and Research, or NCCER. NCCER establishes the curriculum and certification for over 4,000 construction and trade organizations. Graduates of these programs enter the job market with certified skills that significantly enhance employability. During 2016, the number of offenders in facilities we manage who earned vocational certificates increased by 26% compared to 2015. Near the end of 2016, in coordination with the Georgia Department of Corrections, we developed programs at two facilities in Georgia to offer courses in welding and diesel truck maintenance, enabling students to earn trade certificates from nearby colleges.

For those with assessed substance use disorder needs, we offer evidence-based treatment programs such as the Residential Drug Abuse Program, or RDAP, with proven clinical outcomes. We offer both Residential Therapeutic Community models and intensive outpatient programs. We also offer drug and alcohol use education/DWI programs in some of our locations. Our goal in providing RDAP is to stimulate internal motivation for change and progress through the stages of change so that lasting personality alterations can occur. Our drug and alcohol education programs help participants understand their relationships with drugs and the links between drug use and crime, as well as assisting them to make better choices and decisions that can lead to healthier relationships in their lives. Our Victim

Impact Programs, available at a number of our facilities, seek to educate offenders on the negative effects upon others resulting from their criminal conduct. At all our facilities, we provide faith-based programs to those seeking spiritual growth and character development. Our facilities offer opportunities for religious worship and study for a variety of faith groups and belief systems. Our Reentry and Life Skills programs prepare individuals for life after incarceration by teaching offenders how to successfully conduct a job search, how to manage their budget and financial matters, parenting skills, and relationship and family skills.    Equally significant, we offer cognitive behavioral programs aimed at changing anti-social attitudes and behaviors of offenders, with a focus on altering the level of criminal thinking of offenders. Across the country, these programs incorporate the use of thousands of volunteers, along with our staff, who assist in providing guidance, direction, and post-incarceration services to offenders. We believe that together these efforts help us achieve reductions in recidivism.

Through our community corrections facilities, we provide an array of services to defendants and offenders who are serving their full sentence, the last portion of their sentence, waiting to be sentenced, or awaiting trial while supervised in a community environment. We offer housing and programs, with a key focus on employment, job readiness, life skills, and various substance abuse treatment programs, in order to help offenders successfully reenter the community and reduce the risk of recidivism. We also offer an alternative sentencing option to the courts which allows offenders who are gainfully employed to pay a significant portion of their cost of incarceration while serving their sentence in a community facility.

In addition, in some of our community corrections facilities, we offer housing and program services to parolees who have completed their sentence, but lack a viable home plan. Through a focus on employment and skill development, we provide a means for these parolees to successfully reintegrate into their communities.

Lastly, we provide day-reporting and outpatient substance abuse treatment programs at some of our community corrections facilities. These programs, depending on the needs of the offender, can provide cognitive behavioral based programs to assist in the offender’s successful reentry while holding the offender accountable while living in the community.

We are proud of the employees who provided these extensive services to the offenders entrusted in our care. We believe these services will help offenders become more productive citizens and transition successfully back into society. Through the dedication of our teachers, counselors, case managers, chaplains, and other inmate support service professionals, our program highlights during 2016 include:

•	Our La Palma Correctional Center awarding 964 vocational certificates.

•	Our Crowley County Correctional Facility leading the Colorado state system in GED completions.

•	Our Wheeler Correctional Facility leading the Georgia state system in GED completions.

•	Our Northwest New Mexico Correctional Facility re-missioning as a program-intensive reentry facility.

The American Correctional Association, or ACA, is an independent organization comprised of corrections professionals that establishes accreditation standards for correctional and detention institutions. Outside agency standards, such as those established by the ACA, provide us with the industry’s most widely accepted operational guidelines. ACA accredited facilities must be audited and re-accredited at least every three years. We have sought and received ACA accreditation for 41, or approximately 95%, of the eligible facilities we operated as of December 31, 2016, excluding our community corrections facilities. During 2016, 14 of the facilities we manage were re-accredited by the ACA with an average score of 99.6%, making our portfolio average 99.5%.

Beyond the standards provided by the ACA, our facilities are operated in accordance with a variety of company and facility-specific policies and procedures, as well as various contractual requirements. Many of these policies and procedures reflect the high standards generated by a number of sources, including the ACA, The Joint Commission, the National Commission on Correctional Healthcare, the Occupational Safety and Health Administration, as well as federal, state, and local government codes and regulations and longstanding correctional procedures.

In addition, our facilities are operated in compliance with the Prison Rape Elimination Act, or PREA, standards, which became effective in August 2013. All confinement facilities covered under the PREA standards must be audited at least every three years to be considered compliant with the Act. Covered facilities include adult prisons and jails, juvenile facilities, lockups (housing detainees overnight), and community confinement facilities, whether operated by the Department of Justice or by a state, local, corporate, or nonprofit authority.

Our facilities operate under these established standards, policies, and procedures, and also are subject to annual audits by our Quality Assurance Division, or QAD, which operates under the auspices of, and reports directly to, our Office of General Counsel and independently from our Operations Division. Through the QAD, we have devoted significant resources to ensuring that our facilities meet outside agency and accrediting organization standards and guidelines.

The QAD employs a team of full-time auditors, who are subject matter experts from all major disciplines within institutional operations. Annually, without advance notice, QAD auditors conduct on-site evaluations of each facility we operate using specialized audit tools, typically containing more than 1,000 audit indicators across all major operational areas. In most instances, these audit tools are tailored to facility and partner specific requirements. In addition, audit teams often work with facilities to address specific areas of need, such as meeting requirements of new partner contracts or providing detailed training of new departmental managers.

The QAD management team coordinates overall operational auditing and compliance efforts across all CoreCivic facilities. In conjunction with subject matter experts and other stakeholders having risk management responsibilities, the QAD management team develops performance measurement tools used in facility audits. The QAD management team provides governance of the corporate corrective action plan process for any items of nonconformance identified through internal and external facility reviews. Our QAD also contracts with teams of ACA certified correctional auditors to evaluate compliance with ACA standards at accredited facilities. Similarly, the QAD coordinates the work of certified PREA auditors to help ensure that all facilities operate in compliance with applicable PREA standards.

Business Development

We believe we own approximately 58% of all privately owned prison beds in the United States, manage nearly 41% of all privately managed prison beds in the United States, and are currently the second largest private owner and provider of community corrections services in the nation. Under the direction of our partnership development department, we market our facilities and services to government agencies responsible for federal, state, and local correctional, detention, and residential reentry facilities in the United States. Under the direction of our real estate department, we pursue asset acquisitions and business combination transactions that we believe will provide favorable investment returns and increase value to our stockholders. Our real estate department also pursues mission-critical real estate solutions for government agencies including, but not limited to, corrections and detention real estate assets.

We execute cross-departmental efforts to market CoreCivic Safety solutions to government partners that seek corrections and detention management services, CoreCivic Properties solutions to customers that need real estate and maintenance services, and CoreCivic Community solutions to government partners seeking residential reentry services. We also offer government partners a combination of these business offerings, and currently have two government partners utilizing all three.

As indicated by the following chart, business from our federal customers, including primarily the BOP, USMS, and ICE, continues to be a significant component of our business. The BOP, USMS, and ICE were the only federal partners that accounted for 10% or more of our total revenue during the last three years.

Certain of our contracts with federal partners contain clauses that guarantee the federal partner access to a minimum bed capacity in exchange for a fixed monthly payment. However, these contracts also generally provide the government the ability to cancel the contract for non-appropriation of funds or for convenience.

Despite our increase in federal revenues, inmate populations in federal facilities, particularly within the BOP system nationwide, have declined over the past two years. Inmate populations in the BOP system declined in 2015 and 2016 due, in part, to the retroactive application of changes to sentencing guidelines applicable to certain federal drug trafficking offenses. Increases in capacity within the federal system could result in a decline in BOP populations within our facilities, and could negatively impact the future demand for prison capacity. Further, in a memorandum to the BOP dated August 18, 2016, the DOJ directed that, as each contract with privately operated prisons reaches the end of its term, the BOP should either decline to renew that contract or substantially reduce its scope in a manner consistent with law and the overall decline of the BOP’s inmate population. However, in November 2016, we announced that the BOP exercised a two-year renewal option at our 1,978-bed, McRae Correctional Facility. The amended agreement commenced on December 1, 2016, and provides for housing up to 1,724 federal inmates with a fixed monthly payment for 1,633 beds, compared to our previous contract which contained a fixed payment for 1,780 beds.

On August 29, 2016, the Secretary of the DHS announced that he directed the Homeland Security Advisory Council, or HSAC, to establish a Subcommittee of the Council to review ICE’s current policy and practices concerning the use of private immigration detention and evaluate whether this practice should be eliminated. A written report of the subcommittee’s evaluation was provided by the HSAC to the Secretary of the DHS and the Director of ICE on November 30, 2016. According to the report, fiscal considerations, combined with the need for realistic capacity to handle sudden increases in detention, suggest that DHS’s use of private for-profit detention will continue. The report indicated that, as of September 12, 2016, 10% of the ICE detainee population was housed in federally owned and directed facilities, while 65% was housed in facilities operated by private, for-profit contractors, and 25% was housed in facilities operated by county jails or other local or state government entities. Further, the report indicated that ICE should seek ongoing ways to reduce reliance on detention in county jails, which generally do not meet Performance-Based National Detention Standards, or PBNDS, promulgated by ICE.

We believe the utilization of private sector bed capacity and management services provides ICE with flexible and cost-effective solutions essential to their mission. We also believe the new contract we signed in October 2016 to provide detention space and services at our Cibola County Corrections Center to ICE for up to 1,116 detainees, and the new contract award we announced in December 2016 to provide detention capacity to ICE at our 2,016 bed Northeast Ohio Correctional Center, demonstrate examples of our ability to provide flexible solutions and fulfill emergent needs of ICE that would be very difficult to replicate in the public sector. We previously housed inmates from the BOP at the Cibola facility under a contract that expired in October 2016 and at the Northeast Ohio facility under a contract that expired in May 2015. Therefore, we believe these new contracts provide further examples of the marketability of our real estate assets across multiple government customers.

We generated approximately 9% and 28% of our total revenue from the BOP and ICE during the year ended December 31, 2016, respectively.

State revenues from contracts at correctional, detention, and residential reentry facilities that we operate constituted 38%, 40%, and 46% of our total revenue during 2016, 2015, and 2014, respectively, and decreased 2.0% from $725.1 million during 2015 to $710.4 million during 2016. Approximately 6%, 10%, and 12% of our total revenue for 2016, 2015, and 2014, respectively, was generated from the California Department of Corrections and Rehabilitation, or CDCR, in facilities housing inmates outside the state of California. The CDCR was our only state partner that accounted for 10% or more of our total revenue during these years.

Several of our state partners are projecting improvements in their budgets which has helped us secure recent per diem increases at certain facilities. Further, several of our existing state partners, as well as state partners with which we do not currently do business, are experiencing growth in inmate populations and overcrowded conditions. Although we can provide no assurance that we will enter into any new contracts, we believe we are well positioned to provide them with needed bed capacity, as well as the programming and reentry services they are seeking.

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

We believe that we can further develop our business by, among other things:

•	Maintaining and expanding our existing customer relationships and filling existing beds within our facilities, while maintaining an adequate inventory of available beds that we believe provides us with flexibility and a competitive advantage when bidding for new management contracts;

•	Enhancing the terms of our existing contracts and expanding the services we provide under those contracts;

•	Pursuing additional opportunities to purchase and manage existing government-owned facilities;

•	Pursuing additional opportunities to lease our facilities to government and other third-party operators in need of correctional, detention, and residential reentry capacity;

•	Pursuing mission-critical real estate solutions for government agencies including, but not limited to, corrections and detention real estate assets;

•	Pursuing other asset acquisitions and business combinations through transactions with non-government third parties;

•	Maintaining and expanding our focus on community corrections and reentry programming that align with the needs of our government partners; and

•	Establishing relationships with new customers who have either previously not outsourced their correctional facility management needs or have utilized other private enterprises.

We generally receive inquiries from or on behalf of government agencies that are considering outsourcing the ownership and/or management of certain facilities or that have already decided to contract with a private enterprise. When we receive such an inquiry, we determine whether there is an existing need for our correctional, detention, and residential reentry facilities and/or services and whether the legal and political climate in which the inquiring party operates is conducive to serious consideration of outsourcing. Based on these findings, an initial cost analysis is conducted to further determine project feasibility.

Frequently, government agencies responsible for correctional, detention, and residential reentry facilities and services procure space and services through solicitations or competitive procurements. As part of our process of responding to such requests, members of our management team meet with the appropriate personnel from the agency making the request to best determine the agency’s needs. If the project fits within our strategy, we submit a written response. A typical solicitation or competitive procurement requires bidders to provide detailed information, including, but not limited to, the space and services to be provided by the bidder, its experience and qualifications, and the price at which the bidder is willing to provide the facility and services (which services may include the purchase, renovation, improvement or expansion of an existing facility or the planning, design and construction of a new facility). The requesting agency selects a firm believed to be able to provide the requested bed capacity, if needed, and most qualified to provide the requested services and then negotiates the price and terms of the contract with that firm.

2016 Accomplishments

In 2016, we entered into a number of new contracts, renewed several other significant contracts, and completed numerous other transactions and milestones, including the following:

•	Completed the acquisition of Correctional Management, Inc., or CMI, a privately held community corrections company that operates seven community corrections facilities with approximately 600 beds in Colorado.

•	Entered into a five-year lease with unlimited two-year renewal options with the Oklahoma Department of Corrections, or ODOC, for our previously idled 2,400-bed North Fork Correctional Facility.

•	Completed the acquisition of a 112-bed community corrections facility in California that is leased to a third-party operator under a triple net lease agreement.

•	Awarded a contract extension to continue providing residential reentry services for the BOP at our 120-bed CAI-Boston Avenue and 483-bed CAI-Ocean View facilities, and agreed to consolidate populations at both facilities into our CAI-Ocean View facility.

•	Awarded a new two-year contract, with three one-year renewal options, by the CDCR to provide residential reentry space and services for up to 120 residents at our CAI-Boston Avenue facility.

•	Announced a restructuring of our corporate operations and implementation of a cost reduction plan that is expected to result in annual expense savings of approximately $9.0 million. The restructuring realigns the corporate structure to more effectively serve facility operations, while better supporting our ongoing business diversification strategy.

•	ICE amended its agreement to utilize our 2,400-bed South Texas Family Residential Center. The agreement extends the life of the contract through September 2021, and can be further extended by bi-lateral modification.

•	Announced a new contract award to house up to 1,116 ICE detainees at our Cibola County Corrections Center. The contract contains an initial term of five years, with renewal options upon mutual agreement. We previously housed inmates from the BOP at our Cibola facility under a separate contract that expired on October 30, 2016.

•	Completed the expansion of our Red Rock Correctional Center in Arizona, bringing the facility to a design capacity of 2,024 beds. We began receiving inmates at the expanded Red Rock facility under a December 2015 award to house up to an additional 1,000 medium-security inmates from the Arizona Department of Corrections. The award brought the contracted bed capacity at the facility to 2,000 inmates.

•	Announced a new contract award from ICE at our 2,016-bed Northeast Ohio Correctional Center in order to assist ICE with their current detention needs. The new contract contains an initial term expiring March 31, 2017, with three six-month renewal periods at the option of ICE. As of January 31, 2017, we housed approximately 215 ICE detainees and approximately 520 detainees from the USMS under a separate contract at the Northeast Ohio facility.

•	Renamed and began the process of rebranding the Company as CoreCivic in order to reflect the successful execution of strategies to diversify our business and offer a broader range of solutions to government partners.

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

Our facilities can also be classified according to their primary function. The primary functional categories are:

•	Correctional Facilities. Correctional facilities house and provide contractually agreed upon programs and services to sentenced adult prisoners, typically prisoners on whom a sentence in excess of one year has been imposed.

•	Detention Facilities. Detention facilities house and provide contractually agreed upon programs and services to (i) prisoners being detained by ICE, (ii) prisoners who are awaiting trial who have been charged with violations of federal criminal law (and are therefore in the custody of the USMS) or state criminal law, and (iii) prisoners who have been convicted of crimes and on whom a sentence of one year or less has been imposed.

•	Residential Facilities. Residential facilities provide space and residential services in an open and safe environment to adults with children who have been detained by ICE and are awaiting the outcome of immigration hearings or the return to their home countries. As contractually agreed upon, residential facilities offer services including, but not limited to, educational programs, medical care, recreational activities, counseling, and access to religious and legal services.

•	Community Corrections. Community corrections/residential reentry facilities offer housing and programs to offenders who are serving the last portion of their sentence or who have been assigned to the facility in lieu of a jail or prison sentence, with a key focus on employment, job readiness, and life skills.

•	Leased Facilities. Leased facilities are facilities that we own but do not manage and that are leased to third-party operators. As of December 31, 2016, we leased three correctional facilities and five community corrections facilities to third-party operators.

Facilities and Facility Management Contracts

As of December 31, 2016, we owned or controlled 49 correctional and detention facilities, three of which we leased to third-party operators, and owned or controlled 25 residential reentry facilities, five of which we leased to third-party operators, in 18 states and the District of Columbia. Additionally, we managed 11 correctional and detention facilities owned by government agencies. We also owned two corporate office buildings. Owned and managed facilities include facilities placed into service that we own or control via a long-term lease and manage. Managed-only facilities include facilities we manage that are owned by a third party. The following table sets forth all of the facilities that, as of December 31, 2016, we (i) owned and managed, (ii) owned, but were leased to another operator, and (iii) managed but are owned by a government authority. The table includes certain information regarding each facility, including the term of the primary customer contract related to such facility, or, in the case of facilities we owned but leased to a third-party operator, the term of such lease.

Facility Name	Primary Customer	Design Capacity (A)	Security Level	Facility Type (B)	Term	Remaining Renewal Options (C)
Owned and Managed Facilities:
Central Arizona Detention Center Florence, Arizona	USMS	2,304	Multi	Detention	September 2018	(2) 5 year

Eloy Detention Center Eloy, Arizona	ICE	1,500	Medium	Detention	Indefinite	—

Florence Correctional Center Florence, Arizona	USMS	1,824	Multi	Detention	September 2018	(2) 5 year

La Palma Correctional Center Eloy, Arizona	State of California	3,060	Medium	Correctional	June 2019	Indefinite

Red Rock Correctional Center (D) Eloy, Arizona	State of Arizona	2,024	Medium	Correctional	January 2024	(2) 5 year

Saguaro Correctional Facility Eloy, Arizona	State of Hawaii	1,896	Medium	Correctional	June 2019	(2) 1 year

CAI Boston Avenue San Diego, California	State of California	120	—	Community Corrections	June 2018	(3) 1 year

CAI Ocean View San Diego, California	BOP	483	—	Community Corrections	May 2017	(4) 1 year

Leo Chesney Correctional Center Live Oak, California	—	240	—	—	—	—

Otay Mesa Detention Center San Diego, California	ICE	1,482	Minimum/ Medium	Detention	June 2017	(2) 3 year

Bent County Correctional Facility Las Animas, Colorado	State of Colorado	1,420	Medium	Correctional	June 2017	—

Boulder Community Treatment Center Boulder, Colorado	Boulder County	69	—	Community Corrections	January 2017	(2) 1 year

Centennial Community Transition Center Englewood, Colorado	Arapahoe County	107	—	Community Corrections	June 2017	—

Columbine Facility Denver, Colorado	Denver County	60	—	Community Corrections	June 2017	—

Crowley County Correctional Facility Olney Springs, Colorado	State of Colorado	1,794	Medium	Correctional	June 2017	—

Dahlia Facility Denver, Colorado	Denver County	120	—	Community Corrections	June 2017	—

Fox Facility and Training Center Denver, Colorado	Denver County	90	—	Community Corrections	June 2017	—

Huerfano County Correctional Center Walsenburg, Colorado	—	752	Medium	Correctional	—	—

Kit Carson Correctional Center Burlington, Colorado	—	1,488	Medium	Correctional	—	—

Facility Name	Primary Customer	Design Capacity (A)	Security Level	Facility Type (B)	Term	Remaining Renewal Options (C)
Longmont Community Treatment Center Longmont, Colorado	Boulder County	69	—	Community Corrections	January 2017	(2) 1 year

Ulster Facility Denver, Colorado	Denver County	90	—	Community Corrections	June 2017	—

Coffee Correctional Facility (E) Nicholls, Georgia	State of Georgia	2,312	Medium	Correctional	June 2017	(17) 1 year

Jenkins Correctional Center (E) Millen, Georgia	State of Georgia	1,124	Medium	Correctional	June 2017	(18) 1 year

McRae Correctional Facility McRae, Georgia	BOP	1,978	Medium	Correctional	November 2018	(2) 2 year

Stewart Detention Center Lumpkin, Georgia	ICE	1,752	Medium	Detention	Indefinite	—

Wheeler Correctional Facility (E) Alamo, Georgia	State of Georgia	2,312	Medium	Correctional	June 2017	(17) 1 year

Leavenworth Detention Center Leavenworth, Kansas	USMS	1,033	Maximum	Detention	December 2021	(1) 5 year

Lee Adjustment Center Beattyville, Kentucky	—	816	Minimum/ Medium	Correctional	—	—

Marion Adjustment Center St. Mary, Kentucky	—	826	Minimum/ Medium	Correctional	—	—

Southeast Kentucky Correctional Facility (F) Wheelwright, Kentucky	—	656	Minimum/ Medium	Correctional	—	—

Prairie Correctional Facility Appleton, Minnesota	—	1,600	Medium	Correctional	—	—

Adams County Correctional Center Adams County, Mississippi	BOP	2,232	Medium	Correctional	July 2017	(1) 2 year

Tallahatchie County Correctional Facility (G) Tutwiler, Mississippi	State of California	2,672	Medium	Correctional	June 2019	Indefinite

Crossroads Correctional Center (H) Shelby, Montana	State of Montana	664	Multi	Correctional	June 2017	(1) 2 year

Nevada Southern Detention Center Pahrump, Nevada	Office of the Federal Detention Trustee	1,072	Medium	Detention	September 2020	(2) 5 year

Elizabeth Detention Center Elizabeth, New Jersey	ICE	300	Minimum	Detention	August 2017	(4) 1 year

Cibola County Corrections Center Milan, New Mexico	ICE	1,129	Medium	Detention	October 2021	Indefinite

Northwest New Mexico Correctional Center Grants, New Mexico	State of New Mexico	596	Multi	Correctional	June 2020	—

Facility Name	Primary Customer	Design Capacity (A)	Security Level	Facility Type (B)	Term	Remaining Renewal Options (C)
Torrance County Detention Facility Estancia, New Mexico	USMS	910	Multi	Detention	Indefinite	—

Lake Erie Correctional Institution (I) Conneaut, Ohio	State of Ohio	1,798	Medium	Correctional	June 2032	Indefinite

Northeast Ohio Correctional Center Youngstown, Ohio	USMS	2,016	Medium	Correctional	December 2018	—

Carver Transitional Center Oklahoma City, Oklahoma	State of Oklahoma	494	—	Community Corrections	June 2017	(1) 1 year

Cimarron Correctional Facility (J) Cushing, Oklahoma	State of Oklahoma	1,692	Medium	Correctional	June 2017	(2) 1 year

Davis Correctional Facility (J) Holdenville, Oklahoma	State of Oklahoma	1,670	Medium	Correctional	June 2017	(2) 1 year

Diamondback Correctional Facility Watonga, Oklahoma	—	2,160	Medium	Correctional	—	—

Tulsa Transitional Center Tulsa, Oklahoma	State of Oklahoma	390	—	Community Corrections	June 2017	(1) 1 year

Turley Residential Center Tulsa, Oklahoma	State of Oklahoma	289	—	Community Corrections	June 2017	(2) 1 year

Shelby Training Center Memphis, Tennessee	—	200	—	—	—	—

Trousdale Turner Correctional Center Hartsville, Tennessee	State of Tennessee	2,552	Multi	Correctional	December 2020	—

West Tennessee Detention Facility Mason, Tennessee	USMS	600	Multi	Detention	September 2017	(6) 2 year

Whiteville Correctional Facility (K) Whiteville, Tennessee	State of Tennessee	1,536	Medium	Correctional	June 2016	—

Austin Residential Reentry Center Del Valle, Texas	BOP	116	—	Community Corrections	August 2017	—

Austin Transitional Center Del Valle, Texas	State of Texas	460	—	Community Corrections	August 2017	(3) 1 year

Corpus Christi Transitional Center Corpus Christi, Texas	State of Texas	160	—	Community Corrections	August 2017	(1) 2 year

Dallas Transitional Center Hutchins, Texas	State of Texas	300	—	Community Corrections	August 2017	(3) 1 year

Eden Detention Center Eden, Texas	BOP	1,422	Medium	Correctional	April 2017	—

El Paso Multi-Use Facility El Paso, Texas	State of Texas	360	—	Community Corrections	August 2017	(3) 1 year

El Paso Transitional Center El Paso, Texas	State of Texas	224	—	Community Corrections	August 2017	(3) 1 year

Facility Name	Primary Customer	Design Capacity (A)	Security Level	Facility Type (B)	Term	Remaining Renewal Options (C)
Fort Worth Transitional Center Fort Worth, Texas	State of Texas	248	—	Community Corrections	August 2017	(3) 1 year

Houston Processing Center Houston, Texas	ICE	1,000	Medium	Detention	April 2017	—

Laredo Processing Center Laredo, Texas	ICE	258	Minimum/ Medium	Detention	June 2018	—

South Texas Family Residential Center Dilley, Texas	ICE	2,400	—	Residential	September 2021	—

T. Don Hutto Residential Center Taylor, Texas	ICE	512	Medium	Detention	January 2020	Indefinite

Webb County Detention Center Laredo, Texas	USMS	480	Medium	Detention	November 2017	—

Cheyenne Transitional Center Cheyenne, Wyoming	State of Wyoming	116	—	Community Corrections	June 2017	Indefinite

D.C. Correctional Treatment Facility (L) Washington, D.C.	District of Columbia	1,500	Medium	Detention	March 2017	—

Managed Only Facilities:
Citrus County Detention Facility Lecanto, Florida	Citrus County, Florida	760	Multi	Detention	September 2020	Indefinite

Lake City Correctional Facility Lake City, Florida	State of Florida	893	Medium	Correctional	June 2018	Indefinite

Marion County Jail Indianapolis, Indiana	Marion County, Indiana	1,030	Multi	Detention	December 2017	(1) 10 year

Hardeman County Correctional Facility Whiteville, Tennessee	State of Tennessee	2,016	Medium	Correctional	May 2017	—

Metro-Davidson County Detention Facility Nashville, Tennessee	Davidson County, Tennessee	1,348	Multi	Detention	January 2020	—

Silverdale Facilities Chattanooga, Tennessee	Hamilton County, Tennessee	1,046	Multi	Detention	April 2017	—

South Central Correctional Center Clifton, Tennessee	State of Tennessee	1,676	Medium	Correctional	June 2018	—

Bartlett State Jail Bartlett, Texas	State of Texas	1,049	Minimum/ Medium	Correctional	August 2017	—

Bradshaw State Jail Henderson, Texas	State of Texas	1,980	Minimum/ Medium	Correctional	August 2017	—

Lindsey State Jail Jacksboro, Texas	State of Texas	1,031	Minimum/ Medium	Correctional	August 2017	—

Willacy State Jail Raymondville, Texas	State of Texas	1,069	Minimum/ Medium	Correctional	August 2017	—

Facility Name	Primary Customer	Design Capacity (A)	Security Level	Facility Type (B)	Term	Remaining Renewal Options (C)
Leased Facilities:
California City Correctional Center California, City, California	CDCR	2,560	Medium	Correctional	November 2020	Indefinite

Long Beach Community Corrections Center Long Beach, California	Community Education Centers	112	—	Community Corrections	June 2020	(1) 5 year

North Fork Correctional Facility Sayre, Oklahoma	State of Oklahoma	2,400	Medium	Correctional	July 2021	Indefinite

Broad Street Residential Reentry Center Philadelphia, Pennsylvania	Community Education Centers	150	—	Community Corrections	July 2019	(4) 5 year

Chester Residential Reentry Center Chester, Pennsylvania	Community Education Centers	135	—	Community Corrections	July 2019	(4) 5 year

Roth Hall Residential Reentry Center Philadelphia, Pennsylvania	Community Education Centers	160	—	Community Corrections	July 2019	(4) 5 year

Walker Hall Residential Reentry Center Philadelphia, Pennsylvania	Community Education Centers	160	—	Community Corrections	July 2019	(4) 5 year

Bridgeport Pre-Parole Transfer Facility Bridgeport, Texas	MTC	200	Medium	Correctional	September 2017	—

(A)	Design capacity measures the number of beds and, accordingly, the number of offenders each facility is designed to accommodate. Facilities housing detainees on a short-term basis may exceed the original intended design capacity due to the lower level of services required by detainees in custody for a brief period. From time to time, we may evaluate the design capacity of our facilities based on customers using the facilities, and the ability to reconfigure space with minimal capital outlays. As a result, the design capacity of certain facilities may vary from the design capacity previously presented. We believe design capacity is an appropriate measure for evaluating our operations, because the revenue generated by each facility is based on a per diem or monthly rate per offender housed at the facility paid by the corresponding contracting governmental entity.

(B)	We manage numerous facilities that have more than a single function (e.g., housing both long-term sentenced adult prisoners and pre-trial detainees). The primary functional categories into which facility types are identified were determined by the relative size of offender populations in a particular facility on December 31, 2016. If, for example, a 1,000-bed facility housed 900 adult offenders with sentences in excess of one year and 100 pre-trial detainees, the primary functional category to which it would be assigned would be that of correctional facilities and not detention facilities. It should be understood that the primary functional category to which multi-user facilities are assigned may change from time to time.

(C)	Remaining renewal options represents the number of renewal options, if applicable, and the term of each option renewal.

(D)	Pursuant to the terms of a contract awarded by the state of Arizona in September 2012, the state of Arizona has an option to purchase the Red Rock facility at any time during the term of the contract, including extension options, based on an amortization schedule starting with the fair market value and decreasing evenly to zero over the twenty year term.

(E)	These facilities are subject to purchase options held by the Georgia Department of Corrections, or GDOC, which grants the GDOC the right to purchase the facility for the lesser of the facility’s depreciated book value, as defined, or fair market value at any time during the term of the contract between the GDOC and us.

(F)	The facility, formerly known as the Otter Creek Correctional Center, is subject to a deed of conveyance with the city of Wheelwright, Kentucky which includes provisions that allow assumption of ownership by the city of Wheelwright under the following occurrences: (1) we cease to operate the facility for more than two years, (2) our failure to maintain at least one employee for a period of sixty consecutive days, or (3) a conversion to a maximum security facility based upon classification by the Kentucky Corrections Cabinet. We have entered into an agreement with the city of Wheelwright that extends the reversion through July 31, 2018, in exchange for $20,000 per month or until we resume operations, as defined in the agreement.

(G)	The facility is subject to a purchase option held by the Tallahatchie County Correctional Authority which grants Tallahatchie County Correctional Authority the right to purchase the facility at any time during the contract at a price generally equal to the cost of the premises less an allowance for amortization originally over a 20-year period. The amortization period was extended through 2050 in connection with an expansion completed during the fourth quarter of 2007.

(H)	The state of Montana has an option to purchase the facility generally at any time during the term of the contract with us at fair market value less the sum of a pre-determined portion of per diem payments made to us by the state of Montana.

(I)	The state of Ohio has the irrevocable right to repurchase the facility before we may resell the facility to a third party, or if we become insolvent or are unable to meet our obligations under the management contract with the state of Ohio, at a price generally equal to the fair market value, as defined in the Real Estate Purchase Agreement.

(J)	These facilities are subject to purchase options held by the ODOC, which grants the ODOC the right to purchase the facility at its fair market value at any time during the term of the contract with ODOC.

(K)	The state of Tennessee has the option to purchase the facility in the event of our bankruptcy, or upon an operational or financial breach, as defined, at a price equal to the book value of the facility, as defined.

(L)	The District of Columbia has the right to purchase the facility at any time during the term of the contract at a price generally equal to the present value of the remaining lease payments for the premises. Upon expiration of the lease in the first quarter of 2017, ownership of the facility automatically reverts to the District of Columbia. The District assumed operation of the facility in January 2017.

Competitive Strengths

Under our three business offerings, CoreCivic Safety, CoreCivic Community, and CoreCivic Properties, we offer multiple solutions to unique challenges, allowing government organizations to address their various needs while customizing the solution based on their unique circumstances. Accordingly, we believe that we benefit from the following competitive strengths:

The First and Largest Private Prison Owner. Under our CoreCivic Safety platform, our recognition as the nation’s leading private prison owner and one of the largest prison operators in the United States provides us with significant credibility with our current and prospective clients. We believe we own approximately 58% of all privately owned prison beds in the United States and manage nearly 41% of all privately managed prison beds in the United States. We pioneered modern-day private prisons with a list of notable accomplishments, such as being the first company to design, build, and operate a private prison, the first company to manage a private maximum-security facility under a direct contract with the federal government, and the first company to purchase a government-owned correctional facility from a governmental agency in the United States and to manage the facility for the government agency. We are also the first company to lease a private prison to a state government. In addition to providing us with extensive experience and institutional knowledge, our size also helps us deliver value to our customers by providing purchasing power and allowing us to achieve certain economies of scale.

Available Beds within Our Existing Facilities. As of December 31, 2016, we had approximately 8,300 beds at seven facilities that are vacant and immediately available to use. We are actively engaged in marketing this available capacity to existing and prospective customers. Historically, we have been successful in substantially filling our inventory of available beds and the beds that we have constructed. Filling these available beds would provide substantial growth in revenues, cash flow, and earnings per share.

Second Largest Community Corrections Owner and Operator in the United States. Under our CoreCivic Community and CoreCivic Properties platforms, we have a rapidly growing network of community corrections facilities that we own and manage and facilities that we own and lease to third-party operators whose mission it is to help address America’s recidivism crisis. Community corrections facilities offer housing and programs, with a key focus on employment, job readiness, and life skills, in order to help offenders successfully re-enter the community and reduce the risk of recidivism.

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

On June 10, 2016, we acquired a residential reentry facility in Long Beach, California from a privately held owner. The 112-bed facility is leased to Community Education Centers, Inc., or CEC, under a triple net lease agreement that extends through June 2020 and includes one five-year lease extension option. CEC separately contracts with the CDCR to provide rehabilitative and reentry services to residents at the leased facility. We acquired the facility in the real estate–only transaction as a strategic investment that expands our investment in the residential reentry market.

With the acquisitions of CMI and the Long Beach facility in 2016, along with the acquisitions of Avalon Correctional Services, Inc., or Avalon, and four community corrections facilities in Pennsylvania in 2015, and the acquisition of Correctional Alternatives, Inc., or CAI, in 2013, we have become the second largest community corrections owner and operator in the United States. We believe this recognition provides us with a platform for further growth. We believe the demand for the housing and programs that community corrections facilities offer will continue to grow as offenders are released from prison and due to an increased awareness of the important role these programs play in an offender’s successful transition from prison to society. We are actively pursuing opportunities to acquire additional community corrections facilities in order to provide these services to parolees, defendants, and offenders who are serving their full sentence, the last portion of their sentence, waiting to be sentenced, or awaiting trial while supervised in a community environment. We also believe we have the opportunity to maximize utilization of available beds within our community corrections portfolio.

Attractive REIT Profile. Key characteristics of our business make us a highly attractive REIT. As of December 31, 2016, we owned or controlled 74 facilities containing approximately 15 million square feet which, for the year ended December 31, 2016, generated 98% of our net operating income, or our operating income before general and administrative expenses, asset impairments, depreciation, and amortization. Land and buildings comprise approximately 90% of our gross fixed assets. These valuable assets are located in areas with high barriers to entry, particularly due to the unique permitting and zoning requirements for these facilities. Further, the majority of our assets are constructed primarily of concrete and steel, generally requiring lower maintenance capital expenditures than other types of commercial properties.

We believe we are the largest developer of mission-critical, criminal justice center real estate projects over the past 15 years. We provide space and services under contracts with federal, state, and local government agencies that generally have credit ratings of single-A or better. In addition, a majority of our contracts have terms between one and five years, and we have historically experienced customer retention of approximately 93%, which contributes to our relatively predictable and stable revenue base. This stream of revenue combined with our low maintenance capital expenditure requirement translates into steady predictable cash flow. We believe the REIT structure also provides us with greater access to capital and flexibility to pursue growth opportunities.

Attractive Real Estate Assets Portfolio. Under our CoreCivic Properties platform, we offer our customers an attractive portfolio of facilities that can be leased for various needs as an alternative to providing “turn-key” correctional, detention, and residential reentry bed space and services to our government partners. In May 2016, we entered into a lease with the ODOC for our previously idled 2,400-bed North Fork Correctional Facility. The lease agreement commenced on July 1, 2016, and includes a five-year base term with unlimited two-year renewal options. The lease of the North Fork facility, along with the lease of our California City Correctional Center to the CDCR originating in 2013, exemplify our ability to react quickly to our partners’ needs with innovative and flexible solutions that make the best use of taxpayer dollars.

We intend to pursue additional opportunities like the aforementioned 2016 acquisition of the Long Beach facility in California and the 2015 acquisition of four community corrections facilities in Pennsylvania that are all leased to a third-party operator, and like those with the ODOC and CDCR to lease prison facilities to government and other third-party operators in need of correctional capacity.

Offer Compelling Value. We believe that our government partners seek a compelling value and service offering when selecting an outsourced correctional services provider. We believe we offer a cost-effective alternative to our government partners by reducing their correctional services costs while allowing them to avoid long-term pension obligations for their employees and large capital investments in new prison beds. We attempt to improve operating performance and efficiency through the following key operating initiatives: (1) standardizing supply and service purchasing practices and usage; (2) implementing a standard approach to staffing and business practices in an effort to reduce our fixed expenses; (3) improving offender management, resource consumption, and reporting procedures through the utilization of numerous technological initiatives; (4) reconfiguring facility bed space to optimize capacity utilization; and (5) improving productivity and reducing employee turnover. Through ongoing company-wide initiatives, we continue to focus on efforts to contain costs and improve operating efficiencies, ensuring continuous delivery over the long-term.

Through our strong commitment to community corrections and reentry programs, we offer our government partners additional long-term value. Our evidence-based reentry programs, including academic education, vocational training, substance abuse treatment, life skills training, and faith-based programming, are customizable based on partner needs and are applied utilizing best practices and/or industry standards. Through our efforts in community corrections and reentry programs, we can provide consistency and common standards across facilities. We can also serve multiple levels of government on an as-needed basis, all toward reaching the goal we share with our government partners of providing offenders with the opportunity to succeed when they are released, making our communities safer, and, ultimately, reducing recidivism.

We also offer a wide variety of specialized services that address the unique needs of various segments of the offender population. Because the offenders in the facilities we operate differ with respect to security levels, ages, genders, and cultures, we focus on the particular needs of an offender population and tailor our services based on local conditions and our ability to provide services on a cost-effective basis.

We believe that our government partners and other agencies in the criminal justice sector also seek a compelling value and service offering when pursuing solutions to their unique real estate needs and circumstances. We believe that our track record of constructing quality assets on time and within budget, our design and construction methods, and our expertise and experience enable us to construct real estate assets at a fraction of the cost of the public sector. We also believe that our robust preventative maintenance program, which is included in our service offering, significantly reduces the risk of real estate neglect. We also offer utility management services using environmentally-friendly, state-of-the art technology.

Development and Expansion Opportunities. The demand for capacity in the short-term has been affected by the budget challenges many of our government partners currently face. At the same time, these challenges impede our customers’ ability to construct new prison beds of their own or update older facilities, which we believe could result in further need for private sector capacity solutions in the long-term. We intend to continue to pursue build-to-suit opportunities like our 2,552-bed Trousdale Turner Correctional Center recently constructed in Trousdale County, Tennessee, and alternative solutions like the 2,400-bed South Texas Family Residential Center whereby we identified a site and lessor to provide residential housing and administrative buildings for ICE. We also expect to continue to pursue investment opportunities and are in various stages of due diligence to complete additional transactions like the acquisitions of five residential reentry facilities in Pennsylvania and California over the past two years, and business combination transactions like the acquisitions of Avalon and CMI. The transactions that have not yet closed are subject to various customary closing conditions, and we can provide no assurance that any such transactions will ultimately be completed. We are also pursuing investment opportunities in other real estate assets used to provide mission critical governmental services primarily in the criminal justice sector. In the long-term, however, we would like to see meaningful utilization of our available capacity and better visibility from our customers before we add any additional prison capacity on a speculative basis.

Proven Senior Management Team. Our senior management team has applied their prior experience and diverse industry expertise to improve our operations, related financial results, and capital structure. Under our senior management team’s leadership, we have successfully executed strategies to diversify our business and offer a broader range of solutions to government partners over the past several years resulting in the Company being renamed and rebranded as CoreCivic, created new business opportunities with customers that have not previously utilized the private corrections sector, converted to a REIT, completed several business combination transactions, and successfully completed numerous recapitalization and refinancing transactions, resulting in increases in profitability and enhancing stockholder value.

Financial Flexibility. As of December 31, 2016, we had cash on hand of $37.7 million and $455.9 million available under our revolving credit facility, with a total weighted average effective interest rate of 4.0% on all outstanding debt, while our total weighted average maturity on all outstanding debt was 4.5 years. For the year ended December 31, 2016, our fixed charge coverage ratio was 6.8x and our debt leverage was 3.4x. During the year ended December 31, 2016, we generated $375.4 million in cash through operating activities, and as of December 31, 2016, we had net working capital of $26.6 million.

Capital Strategy

Our business development strategy includes marketing our available beds to existing and potential government partners that seek corrections, detention, and reentry management services. We may also offer government partners the opportunity to lease our idle facilities as an alternative to providing “turn-key” bed space and services to our government partners. Successful efforts would generate significant cash flows without the need to incur substantial capital expenditures.

Our business development strategy also includes acquiring or developing mission critical government assets primarily in the criminal justice sector and expanding our network of residential reentry centers through mergers and acquisitions, or M&A, activities. These business development activities will require capital. We currently expect to fund these growth opportunities with cash on hand and availability under our revolving credit facility. As of December 31, 2016, we had cash on hand of $37.7 million and $455.9 million available under our revolving credit facility. We may also seek to issue debt or equity securities from time to time when we determine that market conditions and the opportunity to utilize the proceeds from the issuance of such securities are favorable. We currently anticipate that any proceeds obtained through capital markets transactions would be used to pay-down our revolving credit facility. We may also pursue alternative sources of capital that could include secured indebtedness, subject to limitations set forth in our debt agreements.

On February 26, 2016, we entered into an ATM Equity Offering Sales Agreement, or ATM Agreement, with multiple sales agents. Pursuant to the ATM Agreement, we may offer and sell to or through the sales agents from time to time, shares of our common stock, par value

$0.01 per share, having an aggregate gross sales price of up to $200.0 million. Sales, if any, of our shares of common stock will be made primarily in “at-the-market” offerings, as defined in Rule 415 under the Securities Act of 1933, as amended. The shares of common stock would be offered and sold pursuant to our registration statement on Form S-3 filed with the SEC on May 15, 2015, and a related prospectus supplement dated February 26, 2016. We intend to use the net proceeds from any sale of shares of our common stock to repay borrowings under our revolving credit facility (including the Term Loan under the “accordion” feature of the revolving credit facility) and for general corporate purposes, including to fund future acquisitions and development projects. We believe the ATM program is a useful tool to match fund proceeds from common stock sales with M&A activity and other capital needs, in order to manage our capital allocation strategy. There were no shares of our common stock sold under the ATM Agreement during the year ended December 31, 2016.

We reorganized our corporate structure to facilitate our qualification as a REIT for federal income tax purposes effective for our taxable year beginning January 1, 2013. To qualify and be taxed as a REIT, we generally are required to distribute annually to our stockholders at least 90% of our REIT taxable income (determined without regard to the dividends paid deduction and excluding net capital gains), and are subject to regular corporate income taxes to the extent we distribute less than 100% of our REIT taxable income (including capital gains) each year. The amount, timing and frequency of future distributions, however, will be at the sole discretion of our Board of Directors and will be declared based upon various factors, many of which are beyond our control, including our financial condition and operating cash flows, the amount required to maintain qualification and taxation as a REIT and reduce any income and excise taxes that we otherwise would be required to pay, limitations on distributions in our existing and future debt instruments, limitations on our ability to fund distributions using cash generated through our TRSs, alternative growth opportunities that require capital deployment, and other factors that our Board of Directors may deem relevant. Because as a REIT we are required to distribute a substantial portion of our cash generated from operations to stockholders as a dividend, growth opportunities may require more external capital resources than were required prior to our conversion to a REIT. During 2016, our Board of Directors declared a quarterly dividend of $0.54 in each of the first three quarters and $0.42 in the fourth quarter, totaling $241.7 million for the year, compared with a total of $254.8 million during 2015 and $239.1 million during 2014.

In addition to the cash on hand and availability under our revolving credit facility, we currently expect our REIT taxable income to be less than our operating cash flow, primarily due to the deductibility of non-cash expenses such as depreciation on our real estate assets. This liquidity provides us with the flexibility to (i) invest in additional facility acquisitions and developments, which could include acquisitions of facilities from government partners, third parties, or additional business combinations similar to the acquisitions of Avalon and CMI, (ii) pay down debt, (iii) increase dividends to our stockholders, or (iv) repurchase our common stock.

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

Environmental Matters

Under various federal, state, and local environmental laws, ordinances and regulations, a current or previous owner or operator of real property may be liable for the costs of removal or remediation of hazardous or toxic substances on, under, or in such property. Such laws often impose liability whether or not the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. As an owner of correctional, detention, and residential reentry facilities, we have been subject to these laws, ordinances, and regulations as the result of our operation and management of correctional, detention, and residential reentry facilities. Phase I environmental assessments have been obtained on substantially all of the properties we currently own. We are not aware of any environmental matters that are expected to materially affect our financial condition or results of operations; however, if such matters are detected in the future, the costs of complying with environmental laws may adversely affect our financial condition and results of operations.

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

Healthcare reform could have an impact on our business

The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the “Health Reform Law”) were signed into law in the United States. Certain of the provisions that have increased our healthcare costs since 2010 include the removal of annual plan limits, the expansion of dependent child coverage up to age 26, the mandate that health plans provide 100% coverage on expanded preventive care, and, in 2014, the removal of pre-existing condition exclusions. In addition, beginning with the 2014 benefit year, we became subject to the three-year annual Transitional Reinsurance Fee, imposed in order to finance a temporary reinsurance fund established to stabilize individual premiums purchased through the federal and state insurance exchanges. Our healthcare costs may continue to be negatively affected in the future, depending upon regulatory guidance, elements of the law that are effective as of future dates, the impact the law could have on healthcare rates in general, and our response to these changes. While much of the added cost from the Health Reform Law has occurred, we anticipate added costs in the future due to provisions being phased in over time. Changes to the Health Reform Law in the future could impact our response to our healthcare structure and could have an impact on our business and operating costs.

Beginning in 2016, the Health Reform Law requires applicable large employers to report to the Internal Revenue Service, or IRS, information regarding health coverage offered to full-time employees. Compliance with the Health Reform Law reporting rules and any future changes to the Health Reform Law could impact our operating costs, and non-compliance could result in material penalties.

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

Employees

As of December 31, 2016, we employed 13,755 employees. Of such employees, 375 were employed at our corporate offices and 13,380 were employed at our facilities and in our inmate transportation business. We employ personnel in the following areas: clerical and administrative, facility administrators/wardens, security, medical, quality assurance, transportation and scheduling, maintenance, teachers, counselors, case managers, chaplains, and other support services.

Each of the facilities we currently operate is managed as a separate operational unit by the facility administrator or warden. All of these facilities follow a standardized code of policies and procedures.

We have not experienced a strike or work stoppage at any of our facilities. Approximately 790 employees at four of our facilities are represented by labor unions. In the opinion of management, overall employee relations are good.

Competition

The correctional, detention, and residential reentry facilities we own, operate, or manage, as well as those facilities we own but are managed by other operators, are subject to competition for offenders and residents from other private operators. We compete primarily on the basis of bed availability, cost, the quality and range of services offered, our experience in the design, construction, and management of correctional and detention facilities, and our reputation. We compete with government agencies that are responsible for correctional, detention, and residential reentry facilities and a number of companies, including, but not limited to, The GEO Group, Inc., Management and Training Corporation, and CEC. We also compete in some markets with small local companies that may have a better knowledge of the local conditions and may be better able to gain political and public acceptance. Other potential competitors may in the future enter into businesses competitive with us without a substantial capital investment or prior experience. We may also compete in the future for acquisitions and new development projects with companies that have more financial resources than we have or those willing to accept lower returns than we are willing to accept. Competition by other companies may adversely affect occupancy at our facilities, which could have a material adverse effect on the operating revenue of our facilities. In addition, revenue derived from our facilities will be affected by a number of factors, including the demand for beds, general economic conditions, and the age of the general population.

ITEM 1A.	RISK FACTORS.

As the owner and operator of correctional, detention, and residential reentry facilities, we are subject to certain risks and uncertainties associated with, among other things, the corrections and detention industry and pending or threatened litigation in which we are involved. In addition, we are also currently subject to risks associated with our indebtedness as well as our qualification as a REIT for federal income tax purposes effective for our taxable years beginning January 1, 2013. The risks and uncertainties set forth below could cause our actual results to differ materially from those indicated in the forward-looking statements contained herein and elsewhere. The risks described below are not the only risks we face. Additional risks and uncertainties not currently known to us or those we currently deem to be immaterial may also materially and adversely affect our business operations. Any of the following risks could materially adversely affect our business, financial condition, or results of operations.

Risks Related to Our Business and Industry

Our results of operations are dependent on revenues generated by our correctional, detention, and residential reentry facilities, which are subject to the following risks associated with the corrections and detention industry.

We are subject to fluctuations in occupancy levels, and a decrease in occupancy levels could cause a decrease in revenues and profitability. While a substantial portion of our cost structure is fixed, a substantial portion of our revenue is generated under facility ownership and management contracts that specify per diem payments based upon daily occupancy. We are dependent upon the governmental agencies with which we have contracts to provide offenders for facilities we operate. We cannot control occupancy levels at the facilities we operate. Under a per diem rate structure, a decrease in our occupancy rates could cause a decrease in revenue and profitability. For the years 2016, 2015, and 2014, the average compensated occupancy of our facilities, based on rated capacity, was 79%, 83%, and 84%, respectively, for all of the facilities we operated, exclusive of facilities that are leased to third-party operators where our revenue is generally not based on daily occupancy. Occupancy rates may, however, decrease below these levels in the future. When combined with relatively fixed costs for operating each facility, a decrease in occupancy levels could have a material adverse effect on our profitability.

We are dependent on government appropriations and our results of operations may be negatively affected by governmental budgetary challenges. Our cash flow is subject to the receipt of sufficient funding of, and timely payment by, contracting governmental entities. If the appropriate governmental agency does not receive sufficient appropriations to cover its contractual obligations, it may terminate our contract or delay or reduce payment to us. Any delays in payment, or the termination of a contract, could have an adverse effect on our cash flow and financial condition. In addition, federal, state and local governments are constantly under pressure to control additional spending or reduce current levels of spending. In prior years, these pressures have been compounded by economic downturns. Accordingly, we have been requested and may be requested in the future to reduce our existing per diem contract rates or forego prospective increases to those rates. Further, our government partners could reduce offender population levels in facilities we own or manage to contain their correctional costs. In addition, it may become more difficult to renew our existing contracts on favorable terms or otherwise.

Competition may adversely affect the profitability of our business. We compete with government entities and other private operators on the basis of bed availability, cost, quality and range of services offered, experience in designing, constructing, and managing facilities, and reputation of management and personnel. While there are barriers to entering the market for the ownership and management of correctional, detention, and residential reentry facilities, these barriers may not be sufficient to limit additional competition. In addition, our government customers may assume the management of a facility that they own and we currently manage for them upon the termination of the corresponding management contract or, if such customers have capacity at their facilities, may take offenders and residents currently housed in our facilities and transfer them to government-run facilities. Since we are paid on a per diem basis with no minimum guaranteed occupancy under most of our contracts, the loss of such offenders and residents, and the resulting decrease in occupancy, would cause a decrease in our revenues and profitability.

Resistance to privatization of correctional and detention facilities and escapes or inmate disturbances could result in our inability to obtain new contracts, the loss of existing contracts, or other unforeseen consequences. The operation of correctional and detention facilities by private entities has not achieved complete acceptance by either governments or the public. The movement toward privatization of correctional and detention facilities has also encountered resistance from certain groups, such as labor unions and others that believe that correctional and detention facilities should only be operated by governmental agencies. In the past, legislation has been proposed in the United States Congress to prohibit the federal government from entering into contracts with private prison operators, and to eliminate state and local contracts for privately run prisons. Such legislation runs contrary to our primary business purpose and, if passed, would have a material adverse impact on our business. Moreover, the belief or market perception that such legislation could be passed could have a negative impact on our stock price.

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

We are subject to terminations, non-renewals, or competitive re-bids of our government contracts. We typically enter into facility contracts with governmental entities for terms of up to five years, with additional renewal periods at the option of the contracting governmental agency. Notwithstanding any contractual renewal option of a contracting governmental agency, as of December 31, 2016, 44 of our facility contracts with the customers listed under “Business – Facility Portfolio – Facilities and Facility Management Contracts” are currently scheduled to expire on or before December 31, 2017 but have renewal options (24), or are currently scheduled to expire on or before December 31, 2017 and have no renewal options (20). Although we generally expect these customers to exercise renewal options or negotiate new contracts with us, one or more of these contracts may not be renewed by the corresponding governmental agency. In addition, these and any other contracting agencies may determine not to exercise renewal options with respect to any of our contracts in the future. Our government partners can also re-bid contracts in a competitive procurement process upon termination or non-renewal of our contract. Competitive re-bids may result from the expiration of the term of a contract, including the initial term and any renewal periods, or the early termination of a contract. Competitive re-bids are often required by applicable federal or state procurement laws periodically in order to further competitive pricing and other terms for the government agency. The aggregate revenue earned during the year ended December 31, 2016 for the 44 contracts with scheduled maturity dates, notwithstanding contractual renewal options, on or before December 31, 2017 was $647.6 million, or 35% of total revenue.

Our contract with the District of Columbia, or District, at the D.C. Correctional Treatment Facility is scheduled to expire in the first quarter of 2017. The District assumed operation of the facility in January 2017. We incurred facility net operating losses at the facility of $0.1 million and $0.7 million in 2016 and 2015, respectively, and generated facility net operating income of $1.0 million in 2014. Our investment in the direct financing lease with the District also expires in the first quarter of 2017. Upon expiration of the lease in 2017, ownership of the facility automatically reverts to the District.

During 2015, ICE solicited proposals for the rebid of our 1,000-bed Houston Processing Center. The contract is currently scheduled to expire in April 2017. We have submitted our response to ICE, but can provide no assurance that we will be awarded a new contract for this facility.

As previously discussed herein, on August 18, 2016, the DOJ directed that, as each contract with privately operated prisons reaches the end of its term, the BOP should either decline to renew that contract or substantially reduce its scope in a manner consistent with law and the overall decline of the BOP’s inmate population. Currently, we have two owned and managed facilities that house BOP inmates with contracts that expire in the next twelve months. We can provide no assurance that we will be awarded new contracts for these two facilities or that the contracts will not be substantially reduced in scope. These two facilities have a total capacity of 3,654 beds and contributed $91.4 million in revenue during 2016. The total net carrying value of the two facilities was $144.5 million as of December 31, 2016. We have a third owned and managed facility housing BOP inmates under a contract that was renewed in November 2016 for two additional years through November 2018. This facility generated $40.5 million of revenue during 2016.

During the third quarter of 2016, the Texas Department of Criminal Justice, or TDCJ, solicited proposals for the rebid of four facilities we currently manage for the state of Texas. The current managed-only contracts for these four facilities are scheduled to expire in August 2017. The four facilities have a total capacity of 5,129 beds and generated $2.3 million in facility net operating income during 2016. We have submitted our response to the solicitation, but can provide no assurance that we will be awarded new managed-only contracts for these four facilities.

Based on information available at this filing, notwithstanding the contracts at facilities described above, we expect to renew all other material contracts that have expired or are scheduled to expire within the next twelve months. We believe our renewal rate on existing contracts remains high for a variety of reasons including, but not limited to, the constrained supply of available beds within the U.S. correctional system, our ownership of the majority of the beds we operate, and the quality of our operations.

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

Our ability to secure new contracts to develop and manage correctional, detention, and residential reentry facilities depends on many factors outside our control. Our growth is generally dependent upon our ability to obtain new contracts to develop and manage correctional, detention, and residential reentry facilities. This possible growth depends on a number of factors we cannot control, including crime rates and sentencing patterns in various jurisdictions, governmental budgetary constraints, and governmental and public acceptance of privatization. The demand for our facilities and services could be adversely affected by the relaxation of enforcement efforts, leniency in conviction or parole standards and sentencing practices or through the decriminalization of certain activities that are currently proscribed by criminal laws. For instance, any changes with respect to drugs and controlled substances or illegal immigration could affect the number of persons arrested, convicted, and sentenced, thereby potentially reducing demand for correctional facilities to house them. Immigration reform laws are currently a focus for legislators and politicians at the federal, state, and local level. Legislation has also been proposed in numerous jurisdictions that could lower minimum sentences for some non-violent crimes and make more inmates eligible for early release based on good behavior. Also, sentencing alternatives under consideration could put some offenders on probation with electronic monitoring who would otherwise be incarcerated. Similarly, reductions in crime rates or resources dedicated to prevent and enforce crime could lead to reductions in arrests, convictions and sentences requiring incarceration at correctional facilities. Our company does not, under longstanding policy, lobby for or against policies or legislation that would determine the basis for, or duration of, an individual’s incarceration or detention.

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

We may face community opposition to facility location, which may adversely affect our ability to obtain new contracts. Our success in obtaining new awards and contracts sometimes depends, in part, upon our ability to locate land that can be leased or acquired, on economically favorable terms, by us or other entities working with us in conjunction with our proposal to construct and/or manage a facility. Some locations may be in or near populous areas and, therefore, may generate legal action or other forms of opposition from residents in areas surrounding a proposed site. When we select the intended project site, we attempt to conduct business in communities where local leaders and residents generally support the establishment of a privatized correctional, detention, or residential reentry facility. Future efforts to find suitable host communities may not be successful. We may incur substantial costs in evaluating the feasibility of the development of a correctional or detention facility. As a result, we may report significant charges if we decide to abandon efforts to develop a correctional or detention facility on a particular site. In many cases, the site selection is made by the contracting governmental entity. In such cases, site selection may be made for reasons related to political and/or economic development interests and may lead to the selection of sites that have less favorable environments.

Providing family residential services increases certain unique risks and difficulties compared to operating our other facilities. In September 2014, we signed an amended agreement to provide safe and humane residential housing, as well as educational opportunities, to women and children under the custody of ICE, who are awaiting their due process before immigration courts. In October 2016, we entered into an amended agreement that extended the life of the 2014 agreement through September 2021. This is an important service to our federal government partner. At the same time, providing this type of residential service subjects us to unique risks such as unanticipated increased costs and litigation that could materially adversely affect our business, financial condition, or results of operations. For instance, the contract mandates resident to staff ratios that are higher than our typical contract, requires services unique to this contract (e.g. child care and primary education services), and limits the use of security protocols and techniques typically utilized in correctional and detention settings. These operational risks and others associated with privately managing this type of residential facility could result in higher costs associated with staffing and lead to increased litigation.

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

In December 2016, a Texas state court judge blocked efforts by Texas state officials to license the South Texas Family Residential Center as a child care center, ruling that the state officials lacked authority to license such facilities. The state of Texas has appealed this ruling, and the impact of the judge’s decision on family residential detention programs is not yet known. Any court decision or government action that impacts our existing contract for the South Texas Family Residential Center could materially affect our cash flows, financial condition, and results of operations.

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

Failure to comply with facility contracts or with unique and increased governmental regulation could result in material penalties or non-renewal or termination of noncompliant contracts or our other contracts to provide or manage correctional, detention, and residential reentry facilities. The industry in which we operate is subject to extensive federal, state, and local regulations, including educational, health care, and safety regulations, which are administered by many regulatory authorities. Some of the regulations are unique to the corrections industry, some are unique to government contractors, and the combination of regulations we face is unique and complex. Facility contracts typically include reporting requirements, supervision, and on-site monitoring by representatives of the contracting governmental agencies. Corrections officers are customarily required to meet certain training standards and, in some instances, facility personnel are required to be licensed and subject to background investigation. Certain jurisdictions also require us to award subcontracts on a competitive basis or to subcontract with certain types of businesses, such as small businesses and businesses owned by members of minority groups. Our facilities are also subject to operational and financial audits by the governmental agencies with which we have contracts. Federal regulations also require federal government contractors like us to self-report evidence of certain forms of misconduct. We may not always successfully comply with these regulations and contract requirements, and failure to comply can result in material penalties, including financial penalties, non-renewal or termination of noncompliant contracts or our other facility contracts, and suspension or debarment from contracting with certain government entities.

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

On August 4, 2016, the Federal Communications Commission, or FCC, which regulates telecommunications, published an Order in the Federal Register, which set numerous rate caps on interstate and intrastate calling services, or ICS. Those rate caps were stayed by a federal appeals court pending judicial review, however, leaving existing rate caps established in an earlier FCC ruling in place. The stayed Order applies directly to ICS providers who offer their services pursuant to contracts with correctional facilities, including those that we manage. The vast majority of our facilities will be subject to the rate caps applicable to state and federal prisons. A separate tiered rate cap structure will apply at small jails we operate, however an effective date is not known at this time due to pending judicial review.

This Order, when effective, could reduce ICS-related revenue, as it expands coverage to intrastate ICS, but due to the unpredictability of call volume increases that may occur as a result of lower rates, the financial impact cannot be anticipated at this time. The impact to our revenue is limited as a significant amount of commissions paid by our ICS providers are passed along to our customers or are reserved and used for the benefit of inmates in our care. Our failure to comply with, or changes to, existing regulations or adoption of new regulations in the areas discussed above could result in further increases to our costs or reductions in our revenue. On January 31, 2017, the FCC, through its counsel, informed the federal appeals court that it would no longer defend the portions of the 2016 Order imposing intrastate rate caps. The impact of this position change is not yet known as litigation over this issue is still ongoing.

In previous notices, the FCC sought comment on various topics including the development of international ICS rate caps; the potential regulation of rates associated with technology-based ICS alternatives, such as videoconferencing; and whether additional reforms are necessary for effective regulation of revenue sharing agreements. All of these reforms, if pursued, could impact revenue to correctional facility operators, both public and private.

We depend on a limited number of governmental customers for a significant portion of our revenues. We currently derive, and expect to continue to derive, a significant portion of our revenues from a limited number of governmental agencies. The loss of, or a significant decrease in, business from the BOP, ICE, USMS, or various state agencies could seriously harm our financial condition and results of operations. The three primary federal governmental agencies with correctional and detention responsibilities, the BOP, ICE, and USMS, accounted for 52% of our total revenues for the year ended December 31, 2016 ($953.9 million). ICE accounted for 28% of our total revenues for the year ended December 31, 2016 ($511.8 million), USMS accounted for 15% of our total revenues for the year ended December 31, 2016 ($277.2 million), and BOP accounted for 9% of our total revenues for the year ended December 31, 2016 ($164.9 million). Although the revenue generated from each of these agencies is derived from numerous management contracts, the loss or substantial reduction in value of one or more of such contracts could have a material adverse impact on our financial condition, results of operations, and cash flows. We expect to continue to depend upon these federal agencies and a relatively small group of other governmental customers for a significant percentage of our revenues.

As previously discussed herein, in a memorandum to the BOP dated August 18, 2016, the DOJ directed that, as each contract with privately operated prisons reaches the end of its term, the BOP should either decline to renew that contract or substantially reduce its scope in a manner consistent with law and the overall decline of the BOP’s inmate population. In addition to the decline in the BOP’s inmate population, the DOJ memorandum cites purported operational, programming, and cost efficiency factors as reasons for the new DOJ directive.

In addition, on August 29, 2016, the Secretary of the DHS announced that he directed the HSAC to establish a Subcommittee of the Council to review ICE’s current policy and practices concerning the use of private immigration detention and evaluate whether this practice should be eliminated. A written report of the subcommittee’s evaluation was provided by the HSAC to the Secretary of the DHS and the Director of ICE on November 30, 2016. According to the report, fiscal considerations, combined with the need for realistic capacity to handle sudden increases in detention, suggest that DHS’s use of private for-profit detention will continue. The report indicated that, as of September 12, 2016, 10% of the ICE detainee population was housed in federally owned and directed facilities, while 65% was housed in facilities operated by private, for-profit contractors, and 25% was housed in facilities operated by county jails or other local or state government entity. Further, the report indicated that ICE should seek ongoing ways to reduce reliance on detention in county jails, which generally do not meet PBNDS promulgated by ICE.

Revenue from our South Texas Family Residential Center was $267.3 million in 2016. The loss or further reduction in value of this contract would have a material adverse impact on our financial condition, results of operations, and cash flows. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations, or MD&A, - Results of Operations” for a further discussion regarding our contract at the South Texas Family Residential Center, and anticipated reduction in revenue in 2017 resulting from an amendment to this contract.

Approximately 6% of our total revenues for the year ended December 31, 2016 ($113.4 million) was generated from the CDCR in facilities housing inmates outside the state of California, a decrease from $170.5 million, or 10%, of our total revenues in 2015, and $204.4 million, or 12% of our total revenues in 2014. Our management agreement with the CDCR, as well as the status of legal and legislative action contributing to the reduction in the state of California inmate populations, are more fully described hereafter in “MD&A - Results of Operations”.

On January 10, 2017, the Governor of California issued a proposed budget for fiscal 2017-2018. The proposed budget contemplates that implementation of initiatives to reduce prison populations will allow the CDCR to remove all inmates from one of our two remaining out-of-state facilities in fiscal 2017-2018. Additionally, as a result of such prison population reduction initiatives, the CDCR anticipates returning any remaining inmates from our out-of-state facilities by 2020. Although the proposed budget acknowledges that estimates of population reductions are preliminary and subject to considerable uncertainty, we can provide no assurance that we would be able to replace the cash flows associated with our contract with the CDCR, if CDCR inmates are removed from our Tallahatchie and La Palma facilities.

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

As of December 31, 2016, we employed 13,755 employees. Approximately 790 of our employees at four of our facilities, or approximately 6% of our workforce, are represented by labor unions. We have not experienced a strike or work stoppage at any of our facilities and in the opinion of management overall employee relations are good. New executive orders, administrative rules and changes in National Labor Relations could increase organizational activity at locations where employees are currently not represented by a labor organization. Increases in organizational activity or any future work stoppages could have a material adverse effect on our business, financial condition, or results of operations.

Changes to Federal wage regulations could have an impact on our future results of operations.

As a labor-intensive business, changes in labor regulations can materially impact our business. In May 2016, the U.S. Department of Labor, or DOL, released updated overtime and exemption rules under the Fair Labor Standards Act which would have increased the minimum salary needed to qualify for the standard white collar employee exemption from $455 to $913 per week, or to $47,476 annually for a full-year worker. The updated rules also would have increased the threshold to qualify for the highly compensated employee, or HCE, exemption from $100,000 to $134,004 per year. Additionally, the updated rules established a mechanism for automatically updating the minimum salary and compensation levels every three years. The initial increases to the standard salary level and HCE total annual compensation requirement were to have taken effect on December 1, 2016. Future automatic updates to those thresholds were to have occurred every three years, beginning on January 1, 2020. However, in late November 2016, a federal judge in Texas issued a nationwide preliminary injunction against implementation of the updated overtime rules. Therefore, the updated overtime rules did not go into effect on December 1, 2016, and the future of the announced overtime rule changes continues to be uncertain. We had developed plans to comply with the new regulations as of the effective date, and proceeded to implement certain aspects of our plans following the preliminary injunction. We are currently monitoring developments with the litigation and will continue to analyze the impact of any developments on our payroll costs and results of operations.

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

Many of our facility contracts provide for fixed fees or fees that increase by only small amounts during their terms. If, due to inflation or other causes, our operating expenses, such as wages and salaries of our employees, insurance, medical, and food costs, increase at rates faster than increases, if any, in our revenues, then our profitability would be adversely affected. See “MD&A – Inflation.”

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

Our ownership of correctional, detention, and residential reentry facilities subjects us to risks typically associated with investments in real estate. Investments in real estate and, in particular, correctional and detention facilities have limited or no alternative use and thus, are relatively illiquid. Therefore, our ability to divest ourselves of one or more of our facilities promptly in response to changing conditions is limited. Investments in correctional, detention, and residential reentry facilities subject us to risks involving potential exposure to environmental liability and uninsured loss. Our operating costs may be affected by the obligation to pay for the cost of complying with existing environmental laws, ordinances and regulations, as well as the cost of complying with future legislation. In addition, although we maintain insurance for many types of losses, there are certain types of losses, such as losses from earthquakes and acts of terrorism, which may be either uninsurable or for which it may not be economically feasible to obtain insurance coverage, in light of the substantial costs associated with such insurance. As a result, we could lose both our capital invested in, and anticipated profits from, one or more of the facilities we own. Further, it is possible to experience losses that may exceed the limits of insurance coverage.

In addition, facility development and expansion projects pose additional risks, including cost overruns caused by various factors, many of which are beyond our control, such as weather, labor conditions, and material shortages, resulting in increased construction costs. Further, if we are unable to utilize this new bed capacity, our financial results could deteriorate.

Certain of our facilities are subject to options to purchase and reversions. Eleven of our facilities are subject to an option to purchase by certain governmental agencies, including the aforementioned D.C. Correctional Treatment Facility, ownership of which reverted to the District in the first quarter of 2017. Such options are exercisable by the corresponding contracting governmental entity generally at any time during the term of the respective facility contract. Certain of these purchase options are based on the depreciated book value of the facility, which essentially results in the transfer of ownership of the facility to the governmental agency at the end of the life used for accounting purposes. See “Business – Facility Portfolio – Facilities and Facility Management Contracts.” If any of these options are exercised, there exists the risk that we will be unable to invest the proceeds from the sale of the facility in one or more properties that yield as much cash flow as the property acquired by the government entity. In addition, in the event any of these options is exercised, there exists the risk that the contracting governmental agency will terminate the management contract associated with such facility. For the year ended December 31, 2016, the eleven facilities currently subject to these options generated $354.8 million in revenue (19.2% of total revenue) and incurred $272.0 million in operating expenses. Certain of the options to purchase are exercisable at prices below fair market value. See “Business – Facility Portfolio – Facilities and Facility Management Contracts.”

Risks related to facility construction and development activities may increase our costs related to such activities. When we are engaged to perform construction and design services for a facility, we typically act as the primary contractor and subcontract with other companies who act as the general contractors. As primary contractor, we are subject to the various risks associated with construction (including, without limitation, shortages of labor and materials, work stoppages, labor disputes, and weather interference which could cause construction delays). In addition, we are subject to the risk that the general contractor will be unable to complete construction at the budgeted costs or be unable to fund any excess construction costs, even though we require general contractors to post construction bonds and insurance. Under such contracts, we are ultimately liable for all late delivery penalties and cost overruns.

We may be adversely affected by an increase in costs or difficulty of obtaining adequate levels of surety credit on favorable terms.

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

We have a significant amount of indebtedness. As of December 31, 2016, we had total indebtedness of $1,455.0 million. Our indebtedness could have important consequences. For example, it could:

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

The terms of the indentures for our senior notes and our senior bank credit facility restrict our ability to incur indebtedness; however, we may nevertheless incur additional indebtedness in the future and in the future, we may refinance all or a portion of our indebtedness, including our senior bank credit facility, and may incur additional indebtedness as a result. As of December 31, 2016, we had $455.9 million of additional borrowing capacity available under our revolving credit facility. In addition, we may issue an indeterminate amount of debt securities from time to time when we determine that market conditions and the opportunity to utilize the proceeds from the issuance of such debt securities are favorable. If new debt is added to our and our subsidiaries’ current debt levels, the related risks that we and they now face could intensify.

Our access to capital may be affected by general macroeconomic conditions.

Credit markets may tighten significantly such that our ability to obtain new capital will be more challenging and more expensive. We can provide no assurance that the banks that have made commitments under our senior bank credit facility will continue to operate as going concerns in the future or will agree to extend commitments beyond the maturity date. If any of the banks in the lending group were to fail, or fail to renew their commitments, it is possible that the capacity under our senior bank credit facility would be reduced. In the event that the availability under our senior bank credit facility was reduced significantly, we could be required to obtain capital from alternate sources in order to continue with our business and capital strategies. Our options for addressing such capital constraints would include, but not be limited to (i) delaying certain capital expenditure projects, (ii) obtaining commitments from the remaining banks in the lending group or from new banks to fund increased amounts under the terms of our senior bank credit facility, (iii) accessing the public capital markets, or (iv) reducing our dividend (but not less than amounts required to maintain our status as a REIT and avoid income and excise taxes). Such alternatives could be on terms less favorable than under existing terms, which could have a material effect on our consolidated financial position, results of operations, or cash flows.

Rising interest rates would increase the cost of our variable rate debt.

We have incurred and expect in the future to incur indebtedness that bears interest at variable rates. Accordingly, increases in interest rates would increase our interest costs, which could have a material adverse effect on us and our ability to make distributions to our stockholders and pay amounts due on our debt or cause us to be in default under certain debt instruments. In December 2015, and again in December 2016, the Federal Reserve System raised the federal funds interest rate by 25 basis points after having held interest rates at almost zero over recent years. Per the Federal Reserve System’s statement, additional gradual increases are expected during 2017, subject to market-based uncertainties such as changes in inflation, the condition of the labor market, and other global economic and financial developments. In addition, an increase in market interest rates may lead holders of our common stock to demand a higher yield on their shares from distributions by us, which could adversely affect the market price for our common stock.

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

Even though we qualify as a REIT, we will be subject to certain U.S. federal, state and local taxes on our income and property, on taxable income that we do not distribute to our stockholders, and on net income from certain “prohibited transactions”. In addition, the REIT provisions of the Code are complex and are not always subject to clear interpretation. For example, a REIT must derive at least 95% of its gross income in any year from qualifying sources, including rents from real property. Rents from real property includes amounts received for the use of limited amounts of personal property and for certain services. Whether amounts constitute rents from real property or other qualifying income may not be entirely clear in all cases. We may fail to qualify as a REIT if we exceed the permissible amounts of non-qualifying income unless such failures qualify under certain statutory relief provisions. Even if we qualify for statutory relief, we may be required to pay an excise or penalty tax (which could be significant in amount) in order to utilize one or more such relief provisions under the Code to maintain our qualification as a REIT. Furthermore, we conduct substantial activities through TRSs, and the income of those subsidiaries is subject to U.S. federal income tax at regular corporate rates.

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

Further, in order to maintain our REIT status, we may need to borrow funds to meet the REIT distribution requirements even if the then-prevailing market conditions are not favorable for these borrowings. These borrowing needs could result from differences in timing between the actual receipt of cash and inclusion of income for federal income tax purposes or the effect of non-deductible capital expenditures, the creation of reserves, or required debt or amortization payments. Our ability to access debt and equity capital on favorable terms or at all is dependent upon a number of factors, including general market conditions, the market’s perception of our growth potential, our current and potential future earnings and cash distributions, and the market price of our securities. Issuance of debt or equity securities will expose us to typical risks associated with leverage, including increased risk of loss.

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

To qualify as a REIT for federal income tax purposes, we must continually satisfy tests concerning, among other things, the sources of our income, the nature and diversification of our assets, the amounts we distribute to our stockholders and the ownership of our common stock. If we fail to comply with one or more of the asset tests at the end of any calendar quarter, we may be able to avail ourselves of certain statutory relief provisions to avoid losing our REIT qualification and suffering adverse tax consequences. We may be subject to a penalty for failure to comply with one or more of these tests. In order to meet these tests, we may be required to forego investments we might otherwise make or to liquidate otherwise attractive investments. Thus, compliance with the REIT requirements may hinder our performance and reduce amounts available for distribution to our stockholders.

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

Even though we qualify for taxation as a REIT, if we acquire any asset from a corporation which is or has been a C-corporation in a transaction in which the basis of the asset in our hands is less than the fair market value of the asset (including as a result of the REIT conversion), in each case determined at the time we acquired the asset or converted to a REIT, as applicable, and we subsequently recognize a gain on the disposition of the asset during the five-year period beginning on the date on which we acquired the asset or converted to a REIT, as applicable, then we will be required to pay tax at the highest regular corporate tax rate on this gain to the extent of the excess of (a) the fair market value of the asset over (b) its adjusted basis in the asset, in each case determined as of the date on which we acquired the asset or converted to a REIT, as applicable. These requirements could limit, delay or impede future sales of our properties. We currently do not expect to sell any asset if the sale would result in the imposition of a material tax liability. We cannot, however, assure you that we will not change our plans in this regard.

Tax liabilities and attributes inherited in connection with acquisitions.

From time to time we may acquire other corporations or entities and, in connection with such acquisitions, we may succeed to the historic tax attributes and liabilities of such entities. For example, in order to qualify as a REIT, at the end of any taxable year, we must not have any earnings and profits accumulated in a non-REIT year. As a result, if we acquire a C-corporation in certain transactions, we must distribute the corporation’s earnings and profits accumulated prior to the acquisition before the end of the taxable year in which we acquire the C-corporation. We also could be required to pay the acquired entity’s unpaid taxes even though such liabilities arose prior to the time we acquired the entity. These issues are applicable to Avalon and CMI, which were C-corporations prior to our acquisitions of these companies.

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

We cannot predict the effect, if any, of future sales of common stock, or the availability of common stock for future sale, on the market price of our common stock. Sales of substantial amounts of common stock (including stock issued under equity compensation plans or stock issued pursuant to our ATM Equity Offering Sales Agreement), or the perception that these sales could occur, may adversely affect prevailing market prices for our common stock.

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

The properties we owned at December 31, 2016 are described under Item 1 and in Note 4 of the Notes to the Consolidated Financial Statements contained in this Annual Report, as well as in Schedule III in Part IV to this Annual Report.

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

See additional information required under this section described in Note 15 of the Notes to the Consolidated Financial Statements contained in this Annual Report.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

PART II.

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Price of and Distributions on Capital Stock

Our common stock is traded on the New York Stock Exchange, or NYSE, under the symbol “CXW.” On February 16, 2017, the last reported sale price of our common stock was $32.69 per share and there were approximately 3,000 registered holders and approximately 47,000 beneficial holders, respectively, of our common stock.

The following table sets forth, for the fiscal quarters indicated, the range of high and low sales prices of the common stock.

Common Stock

	SALES PRICE
	HIGH	LOW
FISCAL YEAR 2016
First Quarter	$32.94	$25.81
Second Quarter	$35.05	$30.00
Third Quarter	$34.71	$13.04
Fourth Quarter	$26.00	$12.99

	SALES PRICE
	HIGH	LOW
FISCAL YEAR 2015
First Quarter	$42.31	$36.34
Second Quarter	$40.89	$32.98
Third Quarter	$35.48	$28.00
Fourth Quarter	$31.76	$24.21

Dividend Policy

During 2015 and 2016, CoreCivic’s Board of Directors declared the following quarterly dividends on its common stock:

Declaration Date	Record Date	Payable Date	Per Share
February 20, 2015	April 2, 2015	April 15, 2015	$0.54
May 14, 2015	July 2, 2015	July 15, 2015	$0.54
August 13, 2015	October 2, 2015	October 15, 2015	$0.54
December 10, 2015	January 4, 2016	January 15, 2016	$0.54
February 19, 2016	April 1, 2016	April 15, 2016	$0.54
May 12, 2016	July 1, 2016	July 15, 2016	$0.54
August 11, 2016	October 3, 2016	October 17, 2016	$0.54
December 8, 2016	January 3, 2017	January 13, 2017	$0.42

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

The following selected financial data for the five years ended December 31, 2016, was derived from our consolidated financial statements and the related notes thereto after any applicable reclassification of discontinued operations. This data should be read in conjunction with our audited consolidated financial statements, including the related notes, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Our audited consolidated financial statements, including the related notes, as of December 31, 2016 and 2015, and for the years ended December 31, 2016, 2015, and 2014 are included in this Annual Report.

CORECIVIC, INC. AND SUBSIDIARIES

SELECTED HISTORICAL FINANCIAL INFORMATION

(in thousands, except per share data)

	For the Years Ended December 31,
	2016	2015	2014	2013	2012
STATEMENT OF OPERATIONS:
Revenues	$1,849,785	$1,793,087	$1,646,867	$1,694,297	$1,723,657

Expenses:
Operating	1,275,586	1,256,128	1,156,135	1,220,351	1,217,051
General and administrative	107,027	103,936	106,429	103,590	88,935
Depreciation and amortization	166,746	151,514	113,925	112,692	113,063
Restructuring charges	4,010	—	—	—	—
Asset impairments	—	955	30,082	6,513	—

	1,553,369	1,512,533	1,406,571	1,443,146	1,419,049

Operating income	296,416	280,554	240,296	251,151	304,608

Other (income) expense:
Interest expense, net	67,755	49,696	39,535	45,126	58,363
Expenses associated with debt refinancing transactions	—	701	—	36,528	2,099
Other (income) expense	489	(58)	(1,204)	(100)	(333)

	68,244	50,339	38,331	81,554	60,129

Income from continuing operations before income taxes	228,172	230,215	201,965	169,597	244,479
Income tax (expense) benefit	(8,253)	(8,361)	(6,943)	134,995	(87,513)

Income from continuing operations	219,919	221,854	195,022	304,592	156,966
Loss from discontinued operations, net of taxes	—	—	—	(3,757)	(205)

Net income	$219,919	$221,854	$195,022	$300,835	$156,761

Basic earnings per share:

Income from continuing operations	$1.87	$1.90	$1.68	$2.77	$1.58
Loss from discontinued operations, net of taxes	—	—	—	(0.03)	—

Net income	$1.87	$1.90	$1.68	$2.74	$1.58

Diluted earnings per share:

Income from continuing operations	$1.87	$1.88	$1.66	$2.73	$1.56
Loss from discontinued operations, net of taxes	—	—	—	(0.03)	—

Net income	$1.87	$1.88	$1.66	$2.70	$1.56

Weighted average common shares outstanding:
Basic	117,384	116,949	116,109	109,617	99,545
Diluted	117,791	117,785	117,312	111,250	100,623

	December 31,
	2016	2015	2014	2013	2012
BALANCE SHEET DATA:
Total assets	$3,271,604	$3,356,018	$3,117,646	$2,996,427	$2,968,267
Total debt	$1,445,169	$1,452,077	$1,190,455	$1,194,002	$1,105,070
Total liabilities	$1,812,641	$1,893,270	$1,636,146	$1,493,920	$1,446,647
Stockholders’ equity	$1,458,963	$1,462,748	$1,481,500	$1,502,507	$1,521,620

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those described under Item 1A, “Risk Factors” and included in other portions of this report.

OVERVIEW

We are a diversified government solutions company with the scale and experience needed to solve tough government challenges in cost-effective ways. We provide a broad range of solutions to government partners that serve the public good through high-quality corrections and detention management, innovative and cost-saving government real estate solutions, and a growing network of residential reentry centers to help address America’s recidivism crisis. We have been a flexible and dependable partner for government for more than 30 years. Our employees are driven by a deep sense of service, high standards of professionalism and a responsibility to help government better the public good.

As of December 31, 2016, we owned or controlled 49 correctional and detention facilities, owned or controlled 25 residential reentry facilities, and managed an additional 11 correctional and detention facilities owned by our government partners, with a total design capacity of approximately 89,700 beds in 20 states and the District of Columbia. We are the nation’s largest owner of partnership correctional, detention, and residential reentry facilities and one of the largest prison operators in the United States. Our size and experience provide us with significant credibility with our current and prospective customers, and enable us to generate economies of scale in purchasing power for food services, health care and other supplies and services we offer to our government partners.

We are structured as a real estate investment trust, or REIT. We began operating as a REIT for federal income tax purposes effective January 1, 2013. See Item 1, “Business – Overview” for a description of how we are organized and provide correctional services and conduct other operations through taxable REIT subsidiaries, or TRSs, in order to comply with REIT qualification requirements. We believe that operating as a REIT maximizes our ability to create stockholder value given the nature of our assets, helps lower our cost of capital, draws a larger base of potential stockholders, provides greater flexibility to pursue growth opportunities, and creates a more efficient operating structure.

Over the past several years, we have successfully executed strategies to diversify our business and offer a broader range of solutions to government partners. To reflect this transformation, we announced in October 2016, our decision to rename and rebrand Corrections Corporation of America to CoreCivic, Inc., or CoreCivic, or the Company. Our decision to rename the Company was the result of an intense research, brand strategy, and creative process that began in mid-2015. While the Company was legally renamed in December 2016, related rebranding efforts are ongoing. Through three business offerings, CoreCivic Safety, CoreCivic Properties, and CoreCivic Community, we provide a broad range of solutions to government partners that serve the public good through high-quality corrections and detention management, innovative and cost-saving government real estate solutions, and a growing network of residential reentry centers to help address America’s recidivism crisis.

Our Business

We are compensated for providing bed capacity and correctional, detention, and residential reentry services at a per diem rate based upon actual or minimum guaranteed occupancy levels. Federal, state, and local governments are constantly under budgetary constraints putting pressure on governments to control correctional budgets, including per diem rates our customers pay to us as well as pressure on appropriations for building new prison capacity.

Despite our increase in federal revenues, inmate populations in federal facilities, particularly within the Federal Bureau of Prisons, or the BOP, system nationwide, have declined over the past two years. Inmate populations in the BOP system declined in 2015 and 2016 due, in part, to the retroactive application of changes to sentencing guidelines applicable to certain federal drug trafficking offenses. Increases in capacity within the federal system could result in a decline in BOP populations within our facilities, and could negatively impact the future demand for prison capacity. Further, in a memorandum to the BOP dated August 18, 2016, the Department of Justice, or DOJ, directed that, as each contract with privately operated prisons reaches the end of its term, the BOP should either decline to renew that contract or substantially reduce its scope in a manner consistent with law and the overall decline of the BOP’s inmate population. However, in November 2016, we announced that the BOP exercised a two-year renewal option at our 1,978-bed, McRae Correctional Facility. The amended agreement commenced on December 1, 2016, and provides for housing up to 1,724 federal inmates with a fixed monthly payment for 1,633 beds, compared to our previous contract which contained a fixed payment for 1,780 beds.

On August 29, 2016, the Secretary of the Department of Homeland Security, or DHS, announced that he directed the Homeland Security Advisory Council, or HSAC, to establish a Subcommittee of the Council to review the U.S. Immigration and Customs Enforcement’s, or ICE’s, current policy and practices concerning the use of private immigration detention and evaluate whether this practice should be eliminated. A written report of the subcommittee’s evaluation was provided by the HSAC to the Secretary of the DHS and the Director of ICE on November 30, 2016. According to the report, fiscal considerations, combined with the need for realistic capacity to handle sudden increases in detention, suggest that DHS’s use of private for-profit detention will continue. The report indicated that, as of September 12, 2016, 10% of the ICE detainee population was housed in federally owned and directed facilities, while 65% was housed in facilities operated by private, for-profit contractors, and 25% was housed in facilities operated by county jails or other local or state government entities. Further, the report indicated that ICE should seek ongoing ways to reduce reliance on detention in county jails, which generally do not meet Performance-Based National Detention Standards, or PBNDS, promulgated by ICE.

We believe the utilization of private sector bed capacity and management services provides ICE with flexible and cost-effective solutions essential to their mission. We also believe the new contract we signed in October 2016 to provide detention space and services at our Cibola County Corrections Center to ICE for up to 1,116 detainees, and the new contract award we announced in December 2016 to provide detention capacity to ICE at our 2,016 bed Northeast Ohio Correctional Center, demonstrate examples of our ability to provide flexible solutions and fulfill emergent needs of ICE that would be very difficult to replicate in the public sector. We previously housed inmates from the BOP at the Cibola facility under a contract that expired in October 2016 and at the Northeast Ohio facility under a contract that expired in May 2015. Therefore, we believe these new contracts provide further examples of the marketability of our real estate assets across multiple government customers.

We generated approximately 9% and 28% of our total revenue from the BOP and ICE during the year ended December 31, 2016, respectively.

Several of our state partners are projecting improvements in their budgets which has helped us secure recent per diem increases at certain facilities. Further, several of our existing state partners, as well as state partners with which we do not currently do business, are experiencing growth in inmate populations and overcrowded conditions. Although we can provide no assurance that we will enter into any new contracts, we believe we are well positioned to provide them with needed bed capacity, as well as the programming and reentry services they are seeking.

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

We are actively engaged in marketing our available capacity to existing and prospective customers. Historically, we have been successful in substantially filling our inventory of available beds and the beds that we have constructed. Filling these available beds would provide substantial growth in revenues, cash flow, and earnings per share. However, we can provide no assurance that we will be able to fill our available beds.

The demand for capacity in the short-term has been affected by the budget challenges many of our government partners currently face. At the same time, these challenges impede our customers’ ability to construct new prison beds of their own or update older facilities, which we believe could result in further need for private sector capacity solutions in the long-term.

We intend to continue to pursue build-to-suit opportunities like our 2,552-bed Trousdale Turner Correctional Center recently constructed in Trousdale County, Tennessee, and alternative solutions like the 2,400-bed South Texas Family Residential Center whereby we identified a site and lessor to provide residential housing and administrative buildings for ICE. We also expect to continue to pursue investment opportunities and are in various stages of due diligence to complete additional transactions like the acquisitions of five residential reentry facilities in Pennsylvania and California over the past two years, and business combination transactions like the acquisitions of Avalon Correctional Services, Inc., or Avalon, in the fourth quarter of 2015 and Correctional Management, Inc., or CMI, in the second quarter of 2016. The transactions that have not yet closed are subject to various customary closing conditions, and we can provide no assurance that any such transactions will ultimately be completed. We are also pursuing investment opportunities in other real estate assets used to provide mission critical governmental services primarily in the criminal justice sector. In the long-term, however, we would like to see meaningful utilization of our available capacity and better visibility from our customers before we add any additional prison capacity on a speculative basis.

We also remain steadfast in our efforts to contain costs. Approximately 59% of our operating expenses consist of salaries and benefits. The turnover rate for correctional officers for our company, and for the corrections industry in general, remains high. We are making investments in systems and processes intended to help manage our workforce more efficiently and effectively, especially with respect to overtime and costs of turnover. We are also focused on workers’ compensation and medical benefits costs for our employees due to continued rising healthcare costs throughout the country and the uncertainty of the impact of the Patient Protection and Affordable Care Act, and any changes thereto, on future healthcare costs. Reducing these staffing costs requires a long-term strategy to control such costs, and we continue to dedicate resources to enhance our benefits, provide specialized training and career development opportunities to our staff and attract and retain quality personnel. Through ongoing company-wide initiatives, we continue to focus on efforts to contain costs and improve operating efficiencies, ensuring continuous delivery of quality services over the long-term.

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

CRITICAL ACCOUNTING POLICIES

The consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States. As such, we are required to make certain estimates, judgments and assumptions that we believe are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. A summary of our significant accounting policies is described in Note 2 of the Notes to the Consolidated Financial Statements contained in this Annual Report. The significant accounting policies and estimates which we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following:

Asset impairments. The primary risk we face for asset impairment charges, excluding goodwill, is associated with correctional facilities we own. As of December 31, 2016, we had $2.8 billion in property and equipment, including $180.1 million in long-lived assets, excluding equipment, at seven idled correctional facilities. The impairment analyses we performed for each of these facilities excluded the net book value of equipment, as a substantial portion of the equipment is easily transferrable to other company-owned facilities without significant cost. The carrying values of the seven idled facilities as of December 31, 2016 were as follows (in thousands):

Prairie Correctional Facility	$17,071
Huerfano County Correctional Center	17,542
Diamondback Correctional Facility	41,539
Southeast Kentucky Correctional Facility (1)	22,618
Marion Adjustment Center	12,135
Lee Adjustment Center	10,342
Kit Carson Correctional Center	58,819

$180,066

(1)	Formerly known as the Otter Creek Correctional Center.

From the date each facility became idle, the idled facilities incurred combined operating expenses of approximately $8.5 million, $7.3 million, and $6.5 million for the years ended December 31, 2016, 2015, and 2014, respectively. The 2014 amount excludes expenses incurred in connection with the activation of the Diamondback Correctional Facility which began in the third quarter of 2013 and continued until near the end of the second quarter of 2014, as further described hereafter.

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

In performing our annual impairment analyses, the estimates of recoverability are initially based on projected undiscounted cash flows that are comparable to historical cash flows from management contracts at similar facilities to the idled facilities and sensitivity analyses that consider reductions to such cash flows. Our sensitivity analyses included reductions in projected cash flows by as much as half of the historical cash flows generated by the respective facility as well as prolonged periods of vacancies. In all cases, the projected undiscounted cash flows in our analyses as of December 31, 2016, exceeded the carrying amounts of each facility.

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

Based on a decline in offender populations within the state of Colorado and available capacity at other facilities we own in Colorado, we idled our 1,488-bed Kit Carson Correctional Center during the third quarter of 2016. Inmate populations from the Kit Carson Correctional Center were transferred to the remaining two company-owned facilities that we continue to operate for the Colorado Department of Corrections, the Bent County Correctional Facility and the Crowley County Correctional Facility. We idled the Kit Carson Correctional Center following the transfer of the inmate population, and we are marketing the facility to other customers. We incurred a facility net operating loss at the Kit Carson Correctional Center of $2.5 million during the time the facility was active in 2016. We performed an impairment analysis of the Kit Carson Correctional Center, which had a net carrying value of $58.8 million as of December 31, 2016, and concluded that this asset has a recoverable value in excess of the carrying value.

On July 29, 2016, the BOP elected not to renew its contract at our owned and managed 1,129-bed Cibola County Corrections Center located in New Mexico. We prepared to idle the facility upon expiration of the contract on October 30, 2016. We performed an impairment analysis of the Cibola County Corrections Center, which had a net carrying value of $29.4 million as of December 31, 2016, and concluded that this asset has a recoverable value in excess of the carrying value. On October 31, 2016, we announced a new contract award to house up to 1,116 ICE detainees at our Cibola facility and began receiving detainees in December 2016 under the new contract. The contract contains an initial term of five years, with renewal options upon mutual agreement. We believe this new contract provides a further example of the marketability of our real estate assets across multiple government customers.

Revenue Recognition – Multiple-Element Arrangement. In September 2014, we agreed under an expansion of an existing inter-governmental service agreement, or IGSA, between the city of Eloy, Arizona and ICE to provide residential space and services at our South Texas Family Residential Center. The amended IGSA qualifies as a multiple-element arrangement under the guidance in Accounting Standards Codification, or ASC, 605, “Revenue Recognition”. We evaluate each deliverable in an arrangement to determine whether it represents a separate unit of accounting. A deliverable constitutes a separate unit of accounting when it has standalone value to the customer. ASC 605 requires revenue to be allocated to each unit of accounting based on a selling price hierarchy. The selling price for a deliverable is based on its vendor specific objective evidence, or VSOE, of selling price, if available, third-party evidence, or TPE, if VSOE of selling price is not available, or estimated selling price, or ESP, if neither VSOE of selling price nor TPE is available. We establish VSOE of selling price using the price charged for a deliverable when sold separately. We establish TPE of selling price by evaluating similar products or services in standalone sales to similarly situated customers. We establish ESP based on management judgment considering internal factors such as margin objectives, pricing practices and controls, and market conditions. In arrangements with multiple elements, we allocate the transaction price to the individual units of accounting at inception of the arrangement based on their relative selling price. The allocation of revenue to each element requires considerable judgment and estimations which could change in the future. In October 2016, we entered into an amended IGSA that extended the life of the contract through September 2021. As a result of this amendment, the deferred revenue associated with the multiple elements will be recognized over future periods based on the delivery of future services. If the IGSA were to be further amended or terminated before the expiration of the five-year term, we would determine the allocation of any deferred revenues to the separate units of accounting to be recognized immediately for services previously provided and, if amended, over future periods based on the delivery of future services.

Self-funded insurance reserves. As of December 31, 2016 and 2015, we had $29.8 million and $30.1 million, respectively, in accrued liabilities for employee health, workers’ compensation, and automobile insurance claims. We are significantly self-insured for employee health, workers’ compensation, and automobile liability insurance claims. As such, our insurance expense is largely dependent on claims experience and our ability to control our claims. We have consistently accrued the estimated liability for employee health insurance claims based on our history of claims experience and the estimated time lag between the incident date and the date we pay the claims. We have accrued the estimated liability for workers’ compensation claims based on an actuarial valuation of the outstanding liabilities, discounted to the net present value of the outstanding liabilities, using a combination of actuarial methods used to project ultimate losses, and our automobile insurance claims based on estimated development factors on claims incurred. The liability for employee health, workers’ compensation, and automobile insurance includes estimates for both claims incurred and for claims incurred but not reported. These estimates could change in the future. It is possible that future cash flows and results of operations could be materially affected by changes in our assumptions, new developments, or by the effectiveness of our strategies.

Legal reserves. As of December 31, 2016 and 2015, we had $9.3 million and $4.2 million, respectively, in accrued liabilities related to certain legal proceedings in which we are involved. We have accrued our best estimate of the probable costs for the resolution of these claims based on a range of potential outcomes. In addition, we are subject to current and potential future legal proceedings for which little or no accrual has been reflected because our current assessment of the potential exposure is nominal. These estimates have been developed in consultation with our General Counsel’s office and, as appropriate, outside counsel handling these matters, and are based upon an analysis of potential results, assuming a combination of litigation and settlement strategies. It is possible that future cash flows and results of operations could be materially affected by changes in our assumptions, new developments, or by the effectiveness of our strategies.

RESULTS OF OPERATIONS

Our results of operations are impacted by the number of facilities we owned and managed, the number of facilities we managed but did not own, the number of facilities we leased to other operators, and the facilities we owned that were not in operation. The following table sets forth the changes in the number of facilities operated for the years ended December 31, 2016, 2015, and 2014.

	Effective Date	Owned and Managed	Managed Only	Leased	Total
Facilities as of December 31, 2013		49	16	4	69

Termination of the management contracts for the Bay, Graceville and Moore Haven Correctional Facilities	January 2014	—	(3)	—	(3)
Termination of the contract at the North Georgia Detention Center	February 2014	(1)	—	—	(1)
Termination of the management contract for the Idaho Correctional Center	July 2014	—	(1)	—	(1)
Sale of the Houston Educational Facility	November 2014	—	—	(1)	(1)
Activation of the South Texas Family Residential Center	October 2014	1	—	—	1

Facilities as of December 31, 2014		49	12	3	64

Impairment of non-core assets	January 2015	(2)	—	—	(2)
Acquisition of four community corrections facilities in Pennsylvania	August 2015	—	—	4	4
Termination of the management contract for the Winn Correctional Center	September 2015	—	(1)	—	(1)
Termination of the lease contract at the Leo Chesney Correctional Center	October 2015	1	—	(1)	—
Acquisition of eleven community corrections facilities in Oklahoma (3), Texas (7), and Wyoming (1)	October 2015	11	—	—	11
Activation of the Trousdale Turner Correctional Center	December 2015	1	—	—	1

Facilities as of December 31, 2015		60	11	6	77

Acquisition of seven community corrections facilities in Colorado	April 2016	7	—	—	7
Lease of the North Fork Correctional Facility	May 2016	(1)	—	1	—
Acquisition of the Long Beach Community Corrections Center in California	June 2016	—	—	1	1

Facilities as of December 31, 2016		66	11	8	85

Year Ended December 31, 2016 Compared to the Year Ended December 31, 2015

During the year ended December 31, 2016, we generated net income of $219.9 million, or $1.87 per diluted share, compared with net income of $221.9 million, or $1.88 per diluted share, for the previous year. Financial results for the year ended December 31, 2016, include $4.0 million of restructuring charges resulting from the realignment of our corporate structure to more effectively serve facility operations and support the progression of our business diversification strategy via the acquisitions of residential reentry facilities and a focus on real estate-only solutions for our government partners.

Facility Operations

A key performance indicator we use to measure the revenue and expenses associated with the operation of the facilities we own or manage is expressed in terms of a compensated man-day, which represents the revenue we generate and expenses we incur for one offender for one calendar day. Revenue and expenses per compensated man-day are computed by dividing facility revenue and expenses by the total number of compensated man-days during the period. A compensated man-day represents a calendar day for which we are paid for the occupancy of an offender. We believe the measurement is useful because we are compensated for operating and managing facilities at an offender per-diem rate based upon actual or minimum guaranteed occupancy levels. We also measure our ability to contain costs on a per-compensated man-day basis, which is largely dependent upon the number of offenders we accommodate. Further, per compensated man-day measurements are also used to estimate our potential profitability based on certain occupancy levels relative to design capacity. Revenue and expenses per compensated man-day for all of the facilities placed into service that we owned or managed, exclusive of those held for lease, were as follows for the years ended December 31, 2016 and 2015:

	For the Years Ended December 31,
	2016	2015
Revenue per compensated man-day	$74.77	$72.76
Operating expenses per compensated man-day:
Fixed expense	38.53	37.53
Variable expense	15.21	14.96

Total	53.74	52.49

Operating income per compensated man-day	$21.03	$20.27

Operating margin	28.1%	27.9%

Average compensated occupancy	78.8%	82.5%

Average available beds	83,882	80,121

Average compensated population	66,112	66,111

Fixed expenses per compensated man-day for the year ended December 31, 2016 include depreciation expense of $38.7 million and interest expense of $10.0 million in order to more properly reflect the cash flows associated with the lease at the South Texas Family Residential Center. Fixed expenses per compensated man-day for the year ended December 31, 2015 include depreciation expense of $29.9 million and interest expense of $8.5 million associated with the lease at the South Texas Family Residential Center.

Revenue

Total revenue consists of revenue we generate in the operation and management of correctional, detention, and residential reentry facilities, as well as rental revenue generated from facilities we lease to third-party operators, and from our inmate transportation subsidiary. The following table reflects the components of revenue for the years ended December 31, 2016 and 2015 (in millions):

	For the Years Ended December 31,
	2016	2015	$ Change	% Change
Management revenue:
Federal	$954.8	$912.1	$42.7	4.7%
State	710.4	725.1	(14.7)	(2.0%)
Local	78.1	65.7	12.4	18.9%
Other	65.8	52.9	12.9	24.4%

Total management revenue	1,809.1	1,755.8	53.3	3.0%
Rental and other revenue	40.7	37.3	3.4	9.1%

Total revenue	$1,849.8	$1,793.1	$56.7	3.2%

The $53.3 million, or 3.0%, increase in revenue associated with the operation and management of correctional, detention, and residential reentry facilities consisted of an increase in revenue of approximately $48.5 million resulting from an increase of 2.8% in average revenue per compensated man-day and an increase in revenue of approximately $4.8 million generated primarily by one additional day of operations due to leap year in 2016. The increase in average revenue per compensated man-day from 2015 to 2016 was primarily a result of the full activation of the South Texas Family Residential Center in the second quarter of 2015, as further described hereafter, and per diem increases at several of our other facilities.

Average daily compensated population was consistent from 2015 to 2016. However, there were several notable offsetting factors that affected the average daily compensated population when comparing 2015 to 2016. Average compensated population in 2016 was positively affected by the acquisition of Avalon in the fourth quarter of 2015, the acquisition of CMI in the second quarter of 2016, and the activation of the Trousdale Turner Correctional Center in the fourth quarter of 2015. We began housing state of Tennessee inmates at the Trousdale facility in January 2016. Average compensated population was also positively affected by the full activation of the South Texas Family Residential Center in the second quarter of 2015. Average compensated population in 2016 was negatively affected by the expiration of our contract with the BOP at our Northeast Ohio Correctional Center effective May 31, 2015, and the decline in California inmates held in our out-of-state facilities, both as further described hereafter. Average compensated population was also negatively affected by the aforementioned decline in offender populations within the state of Colorado and the expiration of our managed-only contract at the Winn Correctional Facility effective September 30, 2015, as further described hereafter.

Business from our federal customers, including primarily the BOP, the United States Marshals Service, or USMS, and ICE, continues to be a significant component of our business. Our federal customers generated approximately 52% and 51% of our total revenue for the years ended December 31, 2016 and 2015, respectively, increasing $42.7 million, or 4.7%. The increase in federal revenues primarily resulted from the full activation of the South Texas Family Residential Center in the second quarter of 2015, partially offset by a decline in federal populations at our Northeast Ohio Correctional Center. The combined effect of per diem increases for several of our federal contracts and a net increase in federal populations at certain other facilities, primarily from ICE, also contributed to the increase in federal revenues.

State revenues from contracts at correctional, detention, and residential reentry facilities that we operate decreased 2.0% from 2015 to 2016 primarily as a result of a decline in California inmates held in our out-of-state facilities. In addition, the decrease in state revenues was a result of the expiration of our managed-only contract with the state of Louisiana at the state-owned Winn Correctional Facility effective September 30, 2015. The decline in offender populations within the state of Colorado also contributed to the decrease in state revenues. The decrease in state revenues was partially offset by the revenue generated at our newly activated Trousdale Turner Correctional Center, and as a result of the acquisitions of Avalon’s eleven community corrections facilities in the fourth quarter of 2015 and CMI’s seven community corrections facilities in the second quarter of 2016, each as further described hereafter. The acquisition of CMI also contributed to the $12.4 million, or 18.9%, increase in the revenue from local authorities from 2015 to 2016.

Operating Expenses

Operating expenses totaled $1,275.6 million and $1,256.1 million for the years ended December 31, 2016 and 2015, respectively. Operating expenses consist of those expenses incurred in the operation and management of correctional, detention, and residential reentry facilities, as well as at facilities we lease to third-party operators, and for our inmate transportation subsidiary.

Expenses incurred in connection with the operation and management of correctional, detention, and residential reentry facilities increased $23.6 million, or 1.9% during 2016 compared with 2015. The increase in operating expenses was primarily a result of the activation of the Trousdale Turner Correctional Center in the fourth quarter of 2015, and the acquisitions of Avalon and CMI. The one additional day of operations due to leap year in 2016 also contributed to the increase in operating expenses. The increase in operating expenses was partially offset by a reduction in expenses resulting from the expiration of our BOP contract at our Northeast Ohio Correctional Center effective May 31, 2015 and the expiration of our managed-only contract with the state of Louisiana at the state-owned Winn Correctional Facility effective September 30, 2015. In addition, the increase in operating expenses was partially offset by a reduction in expenses that resulted from idling our Kit Carson Correctional Center in the third quarter of 2016, and from idling our North Fork Correctional Facility in the fourth quarter of 2015. We idled the North Fork facility as a result of a decline in California inmates held in our out-of-state program. In May 2016, we announced that we leased the North Fork Correctional Facility to the Oklahoma Department of Corrections, or ODOC. The lease agreement commenced on July 1, 2016, as further described hereafter.

Fixed expenses per compensated man-day increased to $38.53 during the year ended December 31, 2016 from $37.53 during the year ended December 31, 2015. Fixed expenses per compensated man-day increased primarily as a result of an increase in salaries and benefits per compensated man-day. The increase in salaries and benefits per compensated man-day was partially a result of these expenses being leveraged over smaller offender populations at certain facilities and due to wage adjustments implemented during 2015. The increase in salaries and benefits per compensated man-day was also due to more favorable claims experience in our employee self-insured medical plan in the prior year. As the economy has improved, we have experienced wage pressures in certain markets across the country, and have provided wage increases to remain competitive. We continually monitor compensation levels very closely along with overall economic conditions and will set wage levels necessary to help ensure the long-term success of our business. Salaries and benefits represent the most significant component of our operating expenses, representing approximately 59% of our total operating expenses during both 2016 and 2015.

In May 2016, the U.S. Department of Labor released updated overtime and exemption rules under the Fair Labor Standards Act. Among other provisions, the updated rules were to have increased the minimum salary needed to qualify for the standard white collar employee exemption from $455 to $913 per week, or to $47,476 annually for a full-year worker. The effective date for this provision was to have been December 1, 2016. However, in late November 2016, a federal judge in Texas issued a nationwide preliminary injunction against implementation of the updated overtime rules. Therefore, the updated overtime rules did not go into effect on December 1, 2016, and the future of the announced overtime rule changes continues to be uncertain. We had developed plans to comply with the new regulations as of the effective date, and proceeded to implement certain aspects of our plans following the preliminary injunction. We are currently monitoring developments with the litigation and will continue to analyze the impact of any developments on our payroll costs and results of operations.

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

Our contract with the District of Columbia, or District, at the D.C. Correctional Treatment Facility is scheduled to expire in the first quarter of 2017. The District assumed operation of the facility in January 2017.    We incurred facility net operating losses at the facility of $0.1 million and $0.7 million in 2016 and 2015, respectively, and generated facility net operating income of $1.0 million in 2014. Our investment in the direct financing lease with the District also expires in the first quarter of 2017. Upon expiration of the lease in 2017, ownership of the facility automatically reverts to the District.

During 2015, ICE solicited proposals for the rebid of our 1,000-bed Houston Processing Center. The contract is currently scheduled to expire in April 2017. We have submitted our response to ICE, but can provide no assurance that we will be awarded a new contract for this facility.

As previously discussed herein, on August 18, 2016, the DOJ directed that, as each contract with privately operated prisons reaches the end of its term, the BOP should either decline to renew that contract or substantially reduce its scope in a manner consistent with law and the overall decline of the BOP’s inmate population. Currently, we have two owned and managed facilities that house BOP inmates with contracts that expire in the next twelve months. We can provide no assurance that we will be awarded new contracts for these two facilities or that the contracts will not be substantially reduced in scope. These two facilities have a total capacity of 3,654 beds and contributed $91.4 million in revenue during 2016. The total net carrying value of the two facilities was $144.5 million as of December 31, 2016. We have a third owned and managed facility housing BOP inmates under a contract that was renewed in November 2016 for two additional years through November 2018. This facility generated $40.5 million of revenue during 2016.

During the third quarter of 2016, the Texas Department of Criminal Justice, or TDCJ, solicited proposals for the rebid of four facilities we currently manage for the state of Texas. The current managed-only contracts for these four facilities are scheduled to expire in August 2017. The four facilities have a total capacity of 5,129 beds and generated $2.3 million in facility net operating income during 2016. We have submitted our response to the solicitation, but can provide no assurance that we will be awarded new managed-only contracts for these four facilities.

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

	For the Years Ended December 31,
	2016	2015
Owned and Managed Facilities:
Revenue per compensated man-day	$82.76	$81.32
Operating expenses per compensated man-day:
Fixed expense	41.44	40.55
Variable expense	16.19	16.16

Total	57.63	56.71

Operating income per compensated man-day	$25.13	$24.61

Operating margin	30.4%	30.3%

Average compensated occupancy	75.6%	79.9%

Average available beds	69,984	65,073

Average compensated population	52,942	52,007

Managed Only Facilities:
Revenue per compensated man-day	$42.62	$41.18
Operating expenses per compensated man-day:
Fixed expense	26.81	26.38
Variable expense	11.29	10.53

Total	38.10	36.91

Operating income per compensated man-day	$4.52	$4.27

Operating margin	10.6%	10.4%

Average compensated occupancy	94.8%	93.7%

Average available beds	13,898	15,048

Average compensated population	13,170	14,104

Owned and Managed Facilities

Facility net operating income, or the operating income or loss from operations before interest, taxes, asset impairments, depreciation and amortization, at our owned and managed facilities increased by $29.9 million, from $505.7 million in 2015 to $535.6 million in 2016, an increase of 5.9%. Facility net operating income at our owned and managed facilities in 2016 was favorably impacted by the full activation of the South Texas Family Residential Center. The aforementioned $48.7 million and $38.4 million aggregate depreciation and interest expense associated with the lease at the South Texas Family Residential Center in the years ended December 31, 2016 and 2015, respectively, are not included in the facility net operating income amounts reported above, but are included in the per compensated man-day statistics.

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

In October 2016, we entered into an amended IGSA that provides for a new, lower fixed monthly payment commencing in November 2016, and extends the term of the contract through September 2021. The agreement can be further extended by bi-lateral modification. However, ICE can also terminate the agreement for convenience or non-appropriation of funds, without penalty, by providing us with at least a 60-day notice. In the event we cancel the lease with the third-party lessor prior to its expiration as a result of the termination of the IGSA by ICE for convenience, and if we are unable to reach an agreement for the continued use of the facility within 90 days from the termination date, we are required to pay a termination fee based on the termination date, currently equal to $10.0 million and declining to zero by October 2020.

We lease the South Texas Family Residential Center and the site upon which it was constructed from a third-party lessor. Concurrent with the aforementioned amendment to the IGSA entered into in October 2016, we modified our lease agreement with the third-party lessor of the facility to reflect a reduced monthly lease expense effective in November 2016, with a new term concurrent with the amended IGSA. ICE began housing the first residents at the facility in the fourth quarter of 2014, and the site was completed during the second quarter of 2015. In accordance with the multiple-element arrangement guidance, a portion of the fixed monthly payments to us pursuant to the IGSA is recognized as lease and service revenue. During the years ended December 31, 2016 and 2015, we recognized $267.3 million and $244.7 million, respectively, in total revenue associated with the facility. The original IGSA with ICE had a favorable impact on the revenue and net operating income of our owned and managed facilities during the years ended December 31, 2016 and 2015. Operating margin percentages at this facility were comparable to those of our average owned and managed facilities during 2015, but increased during 2016 as expenses normalized for stabilized operations. Under terms of the aforementioned amended IGSA entered into in October 2016, we anticipate that the revenues generated at the South Texas Family Residential Center will be reduced by 40% and operating margin percentages at the facility will be comparable to those of our average owned and managed facilities, resulting in a material reduction to our facility net operating income in 2017.

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

In December 2016, a Texas state court judge blocked efforts by Texas state officials to license the South Texas Family Residential Center as a child care center, ruling that the state officials lacked authority to license such facilities. The state of Texas has appealed this ruling, and the impact of the judge’s decision on family residential detention programs is not yet known. Any court decision or government action that impacts our existing contract for the South Texas Family Residential Center could materially affect our cash flows, financial condition, and results of operations.

In December 2015, we announced that we were awarded a new contract from the Arizona Department of Corrections, or ADOC, to house up to an additional 1,000 medium-security inmates at our Red Rock facility, bringing the contracted bed capacity to 2,000 inmates. The new management contract contains an initial term of ten years, with two five-year renewal options upon mutual agreement and provides for an occupancy guarantee of 90% of the contracted beds once the 90% occupancy rate is achieved. The government partner included the occupancy guarantee in its RFP in order to guarantee its access to the beds. In connection with the new award, we expanded our Red Rock facility to a design capacity of 2,024 beds and added additional space for inmate reentry programming. Construction was substantially completed at December 31, 2016, although we began receiving inmates under the new contract during the third quarter of 2016. The new contract is expected to generate approximately $22.0 million to $25.0 million of incremental annual revenue.

In May 2011, in response to a lawsuit brought by inmates against the state of California, the U.S. Supreme Court upheld a lower court ruling issued by a three judge panel requiring California to reduce its inmate population to 137.5% of its capacity. In an effort to meet the Federal court ruling, the state of California enacted legislation that shifted the responsibilities for housing certain lower level inmates from state government to local jurisdictions. This realignment plan commenced on October 1, 2011 and, along with other actions to reduce inmate populations, has resulted in a reduction in state inmate populations of approximately 30,000 as of December 31, 2016.

During the first quarter of 2015, the adult inmate population held in state of California institutions first met the Federal court order to reduce inmate populations below 137.5% of its capacity. Inmate populations in the state continued to decline below the court ordered capacity limit which has resulted in declining inmate populations in the out-of-state program at facilities we own and operate. As of December 31, 2016, the adult inmate population held in state of California institutions remained in compliance with the Federal court order at approximately 134.0% of capacity, or approximately 114,000 inmates, which did not include the California inmates held in our out-of-state facilities. During the years ended December 31, 2016 and 2015, we housed an average daily population of approximately 4,900 and 7,300 California inmates, respectively, in facilities outside the state as a partial solution to the State’s overcrowding. This decline in population, net of the revenue generated by one additional day of operations due to leap year in 2016, resulted in a decrease in revenue of $57.1 million from the year ended December 31, 2015 to the year ended December 31, 2016.

Approximately 6% and 10% of our total revenue for the years ended December 31, 2016 and 2015, respectively, was generated from the California Department of Corrections and Rehabilitation, or CDCR, in facilities housing inmates outside the state of California.

On January 10, 2017, the Governor of California issued a proposed budget for fiscal 2017-2018. The proposed budget contemplates that implementation of initiatives to reduce prison populations will allow the CDCR to remove all inmates from one of our two remaining out-of-state facilities in fiscal 2017-2018. Additionally, as a result of such prison population reduction initiatives, the CDCR anticipates returning any remaining inmates from our out-of-state facilities by 2020. Although the proposed budget acknowledges that estimates of population reductions are preliminary and subject to considerable uncertainty, we can provide no assurance that we would be able to replace the cash flows associated with our contract with the CDCR, if CDCR inmates are removed from our Tallahatchie and La Palma facilities. An elimination of the use of our out-of-state solutions by the state of California would have a significant adverse impact on our financial position, results of operations, and cash flows.

During December 2014, the BOP announced that it elected not to renew its contract with us at our owned and managed 2,016-bed Northeast Ohio Correctional Center. The contract with the BOP at this facility expired on May 31, 2015. Facility net operating income decreased by $9.8 million from the year ended December 31, 2015 to the year ended December 31, 2016 as a result of this reduction in inmate population. In December 2016, we announced a new contract award from ICE at the Northeast Ohio facility in order to assist ICE with their current detention needs. The new contract contains an initial term expiring March 31, 2017, with three six-month renewal periods at the option of ICE. As of January 31, 2017, we housed approximately 215 ICE detainees and approximately 520 detainees from the USMS pursuant to a separate contract that expires December 31, 2018, with no renewal options remaining. While the new contract provides ICE with the flexibility to increase detainee populations, it also provides us with the option to house other inmate populations at the facility.

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

Total revenue generated from the acquisitions of Avalon and CMI during 2016 totaled $45.1 million.

Managed-Only Facilities

Total revenue at our managed-only facilities decreased $6.6 million, from $212.0 million in 2015 to $205.4 million in 2016. The decrease in revenues at our managed-only facilities was largely the result of our decision to exit the contract at the Winn Correctional Center effective September 30, 2015. Facility net operating income at our managed-only facilities decreased

$0.2 million, from $22.0 million during the year ended December 31, 2015 to $21.8 million during the year ended December 31, 2016. During 2016 and 2015, managed-only facilities generated 3.9% and 4.2%, respectively, of our total facility net operating income.

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

Other Facility-Related Activity

On August 27, 2015, we acquired four community corrections facilities from a privately held owner of community corrections facilities and other government leased assets. The four acquired community corrections facilities have a capacity of approximately 600 beds and are leased to Community Education Centers, Inc., or CEC, under triple net lease agreements that extend through July 2019 and include multiple five-year lease extension options. CEC separately contracts with the Pennsylvania Department of Corrections and the Philadelphia Prison System to provide rehabilitative and reentry services to residents and inmates at the leased facilities. We acquired the four facilities in the real estate-only transaction as a strategic investment that expands our investment in residential reentry facilities.

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

On June 10, 2016, we acquired a residential reentry facility in Long Beach, California from a privately held owner. The 112-bed facility is leased to CEC under a triple net lease agreement that extends through June 2020 and includes one five-year lease extension option. CEC separately contracts with the CDCR to provide rehabilitative and reentry services to residents at the leased facility. We acquired the facility in the real estate–only transaction as a strategic investment that further expands our investment in residential reentry facilities.

General and administrative expense

For the years ended December 31, 2016 and 2015, general and administrative expenses totaled $107.0 million and $103.9 million, respectively. General and administrative expenses consist primarily of corporate management salaries and benefits, professional fees and other administrative expenses. We incurred $1.6 million and $3.6 million of expenses in the years ended December 31, 2016 and 2015, respectively, associated with mergers and acquisitions.

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

Depreciation and Amortization

For the years ended December 31, 2016 and 2015, depreciation and amortization expense totaled $166.7 million and $151.5 million, respectively. Our depreciation and amortization expense increased as a result of completion of construction of the 2,400-bed South Texas Family Residential Center in the second quarter of 2015. Prior to the second quarter of 2015, residents had been housed in pre-existing housing units on the property. Our lease agreement with the third-party lessor resulted in our being deemed the owner of the newly constructed assets for accounting purposes, in accordance with ASC 840-40-55, formerly Emerging Issues Task Force No. 97-10, “The Effect of Lessee Involvement in Asset Construction”. Accordingly, our balance sheet reflects the costs attributable to the building assets constructed by the third-party lessor, which, beginning in the second quarter of 2015, began depreciating over the remainder of the four-year term of the original lease. Depreciation expense for the constructed assets at this facility was $38.7 million and $29.9 million during the years ended December 31, 2016 and 2015, respectively. As previously described herein, we modified our lease agreement with the third-party lessor of the facility in October 2016, which resulted in a reduced monthly lease rate effective in November 2016 and extended the term of the contract. As a result of the lease modification, depreciation expense for the constructed assets at the South Texas Family Residential Center is expected to decline in 2017 to approximately $16.6 million. Depreciation expense also increased in 2016 due to the completion of the Trousdale Turner Correctional Center construction project in the fourth quarter of 2015.

Restructuring charges

During the third quarter of 2016, we announced a restructuring of our corporate operations and implementation of a cost reduction plan, resulting in the elimination of approximately 12% of the corporate workforce at our headquarters. The restructuring realigns the corporate structure to more effectively serve facility operations and support the progression of our business diversification strategy. We reported a charge in the third quarter of 2016 of $4.0 million associated with this restructuring. This charge primarily consists of cash payments for severance and related benefits to terminated employees and a non-cash charge associated with the voluntary forfeiture by our chief executive officer of a restricted stock unit award. The impact of these staffing reductions, together with the implementation of the cost reduction plan, are expected to result in annual expense savings of approximately $9.0 million, most of which are general and administrative expenses. A substantial portion of these expense savings commenced in the fourth quarter of 2016.

Interest expense, net

Interest expense was reported net of interest income and capitalized interest for the years ended December 31, 2016 and 2015. Gross interest expense, net of capitalized interest, was $68.9 million and $51.8 million for 2016 and 2015, respectively. Gross interest expense is based on outstanding borrowings under our $900.0 million revolving credit facility, or revolving credit facility, our outstanding Incremental Term Loan, or Term Loan, and our outstanding senior notes, as well as the amortization of loan costs and unused facility fees.

We also incur interest expense associated with the lease of the South Texas Family Residential Center, in accordance with ASC 840-40-55. Our interest expense increased in 2016 as a result of completion of construction of the 2,400-bed South Texas Family Residential Center in the second quarter of 2015. Interest expense associated with the lease of this facility was $10.0 million and $8.5 million during the years ended December 31, 2016 and 2015, respectively. As previously described herein, we modified our lease agreement with the third-party lessor of the facility in October 2016, which resulted in a reduced monthly lease rate effective in November 2016 and extended the term of the contract. As a result of the lease modification, interest expense associated with the lease of the South Texas Family Residential Center is expected to decline in 2017 to approximately $6.4 million.

We have benefited from relatively low interest rates on our revolving credit facility, which is largely based on the London Interbank Offered Rate, or LIBOR. It is possible that LIBOR could increase in the future. The interest rate on our revolving credit facility was at LIBOR plus a margin of 1.75% during the first six months of 2015. During July 2015, we amended and restated the revolving credit facility agreement to, among other modifications, reduce by 0.25% the applicable margin of base rate and LIBOR loans. Based on our leverage ratio, loans under our revolving credit facility during the last six months of 2015 and during 2016 were at the base rate plus a margin of 0.50% or at LIBOR plus a margin of 1.50%, and a commitment fee equal to 0.35% of the unfunded balance.

In October 2015, we obtained $100.0 million under a Term Loan under the “accordion” feature of our revolving credit facility. Interest rates under the Term Loan are the same as the interest rates under our revolving credit facility, except that the interest rate on the Term Loan was at a base rate plus a margin of 0.50% or at LIBOR plus a margin of 1.75% during the first two fiscal quarters following closing of the Term Loan. We used net proceeds from the Term Loan to pay down a portion of our revolving credit facility. The Term Loan has a maturity of July 2020, with scheduled principal payments in years 2016 through 2020.

On September 25, 2015, we completed the offering of $250.0 million aggregate principal amount of 5.0% senior notes due October 15, 2022. We used net proceeds from the offering to pay down a portion of our revolving credit facility which had a variable weighted average interest rate of 2.2% at December 31, 2016. While our interest expense increased during the year ended December 31, 2016 compared with the prior year as a result of this refinancing transaction completed in 2015, we reduced our exposure to variable rate debt, extended our weighted average maturity, and increased the availability under our revolving credit facility.

Gross interest income was $1.1 million and $2.1 million for the years ended December 31, 2016 and 2015, respectively. Gross interest income is earned on a direct financing lease, notes receivable, investments, and cash and cash equivalents. Capitalized interest was $0.6 million and $5.5 million during the years ended December 31, 2016 and 2015, respectively. Capitalized interest decreased as a result of the completion of the Otay Mesa Detention Center and the Trousdale Turner Correctional Center construction projects in the fourth quarter of 2015. Capitalized interest in 2016 was primarily associated with the expansion project at our Red Rock Correctional Center, as further described under “Liquidity and Capital Resources” hereafter.

Income tax expense

During the years ended December 31, 2016 and 2015, our financial statements reflected an income tax expense of $8.3 million and $8.4 million, respectively. Our effective tax rate was 3.6% during both the years ended December 31, 2016 and 2015. As a REIT, we are entitled to a deduction for dividends paid, resulting in a substantial reduction in the amount of federal income tax expense we recognize. Substantially all of our income tax expense is incurred based on the earnings generated by our TRSs. Our overall effective tax rate is estimated based on the current projection of taxable income primarily generated in our TRSs. Our consolidated effective tax rate could fluctuate in the future based on changes in estimates of taxable income, the relative amounts of taxable income generated by the TRSs and the REIT, the implementation of additional tax planning strategies, changes in federal or state tax rates or laws affecting tax credits available to us, changes in other tax laws, changes in estimates related to uncertain tax positions, or changes in state apportionment factors, as well as changes in the valuation allowance applied to our deferred tax assets that are based primarily on the amount of state net operating losses and tax credits that could expire unused.

Year Ended December 31, 2015 Compared to the Year Ended December 31, 2014

During the year ended December 31, 2015, we generated net income of $221.9 million, or $1.88 per diluted share, compared with net income of $195.0 million, or $1.66 per diluted share, for the previous year. Net income was negatively impacted during 2014 by $30.0 million of asset impairments, net of taxes, or $0.26 per diluted share, at the Houston Educational Facility, Queensgate Correctional Facility, and Mineral Wells Pre-Parole Transfer Facility. The asset impairments were recorded in the fourth quarter of 2014.

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

Average daily compensated population decreased 3,425, or 4.9%, from 2014 to 2015.    The decline in average compensated population primarily resulted from the expiration of our contract with the BOP at our Northeast Ohio Correctional Center effective May 31, 2015, and due to a decline in California inmates held in our out-of-state facilities, both as further described hereafter. A decline in federal populations at certain of our other facilities also contributed to the decrease in average compensated population from 2014 to 2015.

The decline in average compensated population also resulted from the expiration of our contract at the Idaho Correctional Center after the state of Idaho assumed management of the facility effective July 1, 2014. In addition, the decline in average compensated population resulted from the expiration of our managed-only contracts at the Bay Correctional Facility, Graceville Correctional Facility, and Moore Haven Correctional Facility, collectively referred to herein as the “Three Florida Facilities,” after the Florida Department of Management Services, or DMS, awarded the management of these contracts to another operator effective January 31, 2014. Combined, these four managed-only facilities generated facility net operating losses of $1.9 million during the time they were active in 2014. The decline in average compensated population was also a result of the expiration of our contract with the state of Vermont at our Lee Adjustment Center effective June 30, 2015, and the expiration of our managed-only contract with the state of Louisiana at the state-owned Winn Correctional Facility effective September 30, 2015, as further described hereafter. The decline in average compensated population was partially offset by an increase in populations at our newly activated South Texas Family Residential Center and at our Red Rock Correctional Center, both as further described hereafter.

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

State revenues from correctional, detention, and residential reentry facilities that we operate decreased 4.5% from 2014 to 2015. The decrease in state revenues was primarily a result of a decline in California inmates held in our out-of-state facilities, as further described hereafter. In addition, the decrease in state revenues was a result of the expiration of our contract with the state of Vermont at our Lee Adjustment Center effective June 30, 2015, and the expiration of our managed-only contract with the state of Louisiana at the state-owned Winn Correctional Facility effective September 30, 2015, as further described hereafter. The decrease in state revenues was also a result of the expiration of our contracts at the Idaho Correctional Center effective July 1, 2014 and at the Three Florida Facilities effective January 31, 2014. The decrease in state revenues was partially offset by an increase in revenue at our Red Rock Correctional Center in Arizona and as a result of the acquisition of Avalon, both as further described hereafter.

Rental and other revenue increased from 2014 to 2015 as a result of a contract adjustment in the fourth quarter of 2013 by one of our government partners. The contract adjustment resulted in an accrual of $13.0 million of revenue and an equal accrual of operating expenses during the fourth quarter of 2013, which were revised to $9.0 million during the first quarter of 2014, resulting in the reduction of both revenue and operating expenses by $4.0 million in the first quarter of 2014.

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

Expenses incurred in connection with the operation and management of correctional, detention, and residential reentry facilities increased $91.9 million, or 8.1% during 2015 compared with 2014. Similar to our increase in revenues, operating expenses increased most notably as a result of the activation of our South Texas Family Residential Center in the fourth quarter of 2014, as further described hereafter. The additional inmate population at our Red Rock Correctional Center, as further described hereafter, the transition of operations from the San Diego Correctional Facility to the newly constructed Otay Mesa Detention Center during the fourth quarter of 2015, and the acquisition of Avalon also contributed to the increase in operating expenses. The increase in operating expenses was partially offset by a reduction in expenses resulting from the expiration of our BOP contract at our Northeast Ohio Correctional Center effective May 31, 2015, as further described hereafter, and the expiration of our contract with the state of Vermont at our Lee Adjustment Center effective June 30, 2015. In addition, the increase in operating expenses was partially offset by a reduction in expenses that resulted from idling our North Fork Correctional Facility in the fourth quarter of 2015, and by a reduction in expenses resulting from the expiration of our contracts at the managed-only Idaho Correctional Center effective July 1, 2014 and at the Three Florida Facilities effective January 31, 2014. We temporarily idled the North Fork facility as a result of a decline in California inmates held in our out-of-state program.

Fixed expenses per compensated man-day increased to $37.53 during the year ended December 31, 2015 from $33.06 during the year ended December 31, 2014. Fixed expenses per compensated man-day for the year ended December 31, 2015 include depreciation expense of $29.9 million and interest expense of $8.5 million in order to more properly reflect the cash flows associated with the lease at the South Texas Family Residential Center. In total, fixed expenses at the fully constructed 2,400-bed South Texas Family Residential Center contributed to an increase of $2.73 per compensated man-day for the year ended December 31, 2015.

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

Operating expenses also increased from the year ended December 31, 2014 to the year ended December 31, 2015 as a result of the contract adjustment by one of our government partners which reduced both revenue and operating expenses by $4.0 million in the first quarter of 2014, as previously described. In addition, operating expenses in the first quarter of 2015 included a $3.0 million bad debt charge associated with a facility we no longer manage. Operating expenses also increased in 2015 as a result of preparing the newly constructed Trousdale Turner Correctional Center for the intake of inmate populations in the first quarter of 2016.

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

Owned and Managed Facilities

Facility net operating income at our owned and managed facilities increased by $54.6 million, from $451.1 million in 2014 to $505.7 million in 2015, an increase of 12.1%. Facility net operating income at our owned and managed facilities for the year ended December 31, 2015 was favorably impacted by the activation of the South Texas Family Residential Center, as further described hereafter. The aforementioned $38.4 million aggregate depreciation and interest expense associated with the lease at the South Texas Family Residential Center in the year ended December 31, 2015 is not included in the facility net operating income amounts reported above, but is included in the per compensated man-day statistics.

In September 2014, we announced that we agreed under an expansion of an IGSA between the city of Eloy, Arizona, and ICE to house up to 2,400 individuals at the South Texas Family Residential Center, a facility we lease in Dilley, Texas. We lease the South Texas Family

Residential Center and the site upon which it was constructed from a third-party lessor. Our lease agreement with the lessor is over a period co-terminus with the aforementioned amended IGSA with ICE. ICE began housing the first residents at the facility in the fourth quarter of 2014, and the site was completed during the second quarter of 2015. The agreement provides for a fixed monthly payment in accordance with a graduated schedule. In accordance with the multiple-element arrangement guidance, a portion of the fixed monthly payments is recognized as lease and service revenue. During the years ended December 31, 2015 and 2014, we recognized $244.7 million and $21.0 million, respectively, in total revenue associated with the facility. The expanded agreement with ICE had a favorable impact on the revenue and net operating income of our owned and managed facilities during the year ended December 31, 2015.

In September 2012, we announced that we were awarded a new management contract from the ADOC to house up to 1,000 medium-security inmates at our 1,596-bed Red Rock Correctional Center in Arizona. The management contract, which commenced in January 2014, contains an initial term of ten years, with two five-year renewal options upon mutual agreement and provides an occupancy guarantee of 90% of the contracted beds, was implemented in two phases. The government partner included the occupancy guarantee in its RFP in order to guarantee its access to the beds. We received approximately 500 inmates from Arizona during the first quarter of 2014 and received approximately 500 additional inmates during the first quarter of 2015. In addition, in July 2015, we entered into a temporary agreement with the state of Arizona to house approximately 560 inmates for a period not to exceed 180 days. The temporary agreement ended in December 2015. Revenue increased by $17.7 million from the year ended December 31, 2014 to the year ended December 31, 2015 as a result of these increases in inmate populations.

On October 13, 2015, we announced that we renewed our contract with the CDCR through June 30, 2019. The contract renewal provides for up to 6,562 beds to be made available to CDCR during the renewal term at any of our facilities. The contract includes renewal options to extend beyond the three-year term upon mutual agreement by both parties. The remaining terms and conditions of the new contract are substantially unchanged from the previous contract, which was scheduled to expire June 30, 2016.

During the first quarter of 2015, the adult inmate population held in state of California institutions met the Federal court order to reduce inmate populations below 137.5% of its capacity. Inmate populations in the state continued to decline below the court ordered capacity limit which resulted in declining inmate populations in the out-of-state program. During the years ended December 31, 2015 and 2014, we housed an average daily population of approximately 7,300 and 8,800 California inmates, respectively, in facilities outside the state as a partial solution to the State’s overcrowding. This decline in population resulted in a decrease in revenue of $33.9 million from the year ended December 31, 2014 to the year ended December 31, 2015. Approximately 10% and 12% of our total revenue for the years ended December 31, 2015 and 2014, respectively, was generated from the CDCR in facilities housing inmates outside the state of California.

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

During the fourth quarter of 2015, we closed on the acquisition of 100% of the stock of Avalon, along with two additional facilities operated by Avalon. Avalon, a privately held community corrections company that operates 11 community corrections facilities with approximately 3,000 beds in Oklahoma, Texas, and Wyoming, specializes in community correctional services, drug and alcohol treatment services, and residential re-entry services. Avalon provides these services for various federal, state, and local agencies, many with which we currently partner. We acquired Avalon as a strategic investment that continues to expand the reentry assets owned and services we provide.

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

Depreciation and Amortization

For the years ended December 31, 2015 and 2014, depreciation and amortization expense totaled $151.5 million and $113.9 million, respectively. Our depreciation and amortization expense increased as a result of completion of construction of the 2,400-bed South Texas Family Residential Center in the second quarter of 2015. Prior to the second quarter of 2015, residents had been housed in pre-existing housing units on the property. In accordance with ASC 840-40-55, we incurred depreciation expense for the constructed assets at this facility of $29.9 million during the year ended December 31, 2015.

Interest expense, net

Interest expense was reported net of interest income and capitalized interest for the years ended December 31, 2015 and 2014. Gross interest expense, net of capitalized interest, was $51.8 million and $43.1 million for 2015 and 2014, respectively. Gross interest expense during these periods was based on outstanding borrowings under our $900.0 million revolving credit facility, our outstanding Term Loan, and our outstanding senior notes, as well as the amortization of loan costs and unused facility fees. We also incur interest expense associated with the lease of the South Texas Family Residential Center, in accordance with ASC 840-40-55. Our interest expense increased in 2015 as a result of completion of construction of the 2,400-bed South Texas Family Residential Center in the second quarter of 2015. Interest expense associated with the lease of this facility was $8.5 million during the year ended December 31, 2015.

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

On September 25, 2015, we completed the offering of $250.0 million aggregate principal amount of 5.0% senior notes due October 15, 2022. We used net proceeds from the offering to pay down a portion of our revolving credit facility which had a variable weighted average interest rate of 1.9% at December 31, 2015. While our interest expense increased during 2015 as a result of the refinancing transactions, we reduced our exposure to variable rate debt, extended our weighted average maturity, and increased the availability under our revolving credit facility.

Gross interest income was $2.1 million and $3.6 million for the years ended December 31, 2015 and 2014, respectively. Gross interest income is earned on a direct financing lease, notes receivable, investments, and cash and cash equivalents. Interest income generated on investments we hold in a rabbi trust were higher during the year ended December 31, 2014 compared to the same period in 2015. Capitalized interest was $5.5 million and $2.5 million during the years ended December 31, 2015 and 2014, respectively. Capitalized interest was associated with various construction and expansion projects.

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

To qualify and be taxed as a REIT, we generally are required to distribute annually to our stockholders at least 90% of our REIT taxable income (determined without regard to the dividends paid deduction and excluding net capital gains). Our REIT taxable income will not typically include income earned by our TRSs except to the extent our TRSs pay dividends to the REIT. Our Board of Directors declared a quarterly dividend of $0.54 for each of the first three quarters of 2016 and $0.42 in the fourth quarter of 2016 totaling $241.7 million. The amount, timing and frequency of future distributions will be at the sole discretion of our Board of Directors and will be declared based upon various factors, many of which are beyond our control, including our financial condition and operating cash flows, the amount required to maintain qualification and taxation as a REIT and reduce any income and excise taxes that we otherwise would be required to pay, limitations on distributions in our existing and future debt instruments, limitations on our ability to fund distributions using cash generated through our TRSs, alternative growth opportunities that require capital deployment, and other factors that our Board of Directors may deem relevant.

As of December 31, 2016, our liquidity was provided by cash on hand of $37.7 million, and $455.9 million available under our revolving credit facility. During the years ended December 31, 2016 and 2015, we generated $375.4 million and $399.8 million, respectively, in cash through operating activities, and as of December 31, 2016, we had net working capital of $26.6 million. We currently expect to be able to meet our cash expenditure requirements for the next year utilizing these resources. We have no debt maturities until April 2020.

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

Debt and equity

As of December 31, 2016, we had $350.0 million principal amount of unsecured notes outstanding with a fixed stated interest rate of 4.625%, $325.0 million principal amount of unsecured notes outstanding with a fixed stated interest rate of 4.125%, and $250.0 million principal amount of unsecured notes outstanding with a fixed stated interest rate of 5.0%. In addition, we had $95.0 million outstanding under our Term Loan with a variable interest rate of 2.3%, and $435.0 million outstanding under our revolving credit facility with a variable weighted average interest rate of 2.2%. As of December 31, 2016, our total weighted average effective interest rate was 4.0%, while our total weighted average maturity was 4.5 years. We may also seek to issue debt or equity securities from time to time when we determine that market conditions and the opportunity to utilize the proceeds from the issuance of such securities are favorable.

On February 26, 2016, we entered into an ATM Equity Offering Sales Agreement, or ATM Agreement, with multiple sales agents.    Pursuant to the ATM Agreement, we may offer and sell to or through the sales agents from time to time, shares of our common stock, par value $0.01 per share, having an aggregate gross sales price of up to $200.0 million. Sales, if any, of our shares of common stock will be made primarily in “at-the-market” offerings, as defined in Rule 415 under the Securities Act of 1933, as amended. The shares of common stock will be offered and sold pursuant to our registration statement on Form S-3 filed with the SEC on May 15, 2015, and a related prospectus supplement dated February 26, 2016. We intend to use the net proceeds from any sale of shares of our common stock to repay borrowings under our revolving credit facility (including the Term Loan under the “accordion” feature of the revolving credit facility) and for general corporate purposes, including to fund future acquisitions and development projects. There were no shares of our common stock sold under the ATM Agreement during the year ended December 31, 2016.

On August 19, 2016, Moody’s downgraded our senior unsecured debt rating to “Ba1” from “Baa3”. Also on August 19, 2016, S&P Global Ratings, or S&P, lowered our corporate credit and senior unsecured debt ratings to “BB” from “BB+”. Additionally, S&P lowered our revolving credit facility rating to “BBB-” from “BBB”. Both Moody’s and S&P lowered our ratings as a result of the DOJ announcing its plans on August 18, 2016 to reduce the BOP’s utilization of privately operated prisons. On February 7, 2012, Fitch Ratings assigned a rating of “BBB-” to our revolving credit facility and “BB+” ratings to our unsecured debt and corporate credit.

Facility development and capital expenditures

In December 2015, we announced we were awarded a new contract from the ADOC to house up to an additional 1,000 medium-security inmates at our 1,596-bed Red Rock Correctional Center in Arizona. In connection with the new contract, we expanded our Red Rock facility to a design capacity of 2,024 beds and added additional space for inmate reentry programming. Total cost of the expansion was approximately $37.0 million. Construction was substantially completed at December 31, 2016, although we began receiving inmates under the new contract during the third quarter of 2016.

The demand for capacity in the short-term has been affected by the budget challenges many of our government partners currently face. At the same time, these challenges impede our customers’ ability to construct new prison beds of their own or update older facilities, which we believe could result in further need for private sector capacity solutions in the long-term. We intend to continue to pursue build-to-suit opportunities like our 2,552-bed Trousdale Turner Correctional Center recently constructed in Trousdale County, Tennessee, and alternative solutions like the 2,400-bed South Texas Family Residential Center whereby we identified a site and lessor to provide residential housing and administrative buildings for ICE. We also expect to continue to pursue investment opportunities and are in various stages of due diligence to complete additional transactions like the acquisitions of five residential reentry facilities in Pennsylvania and California over the past two years, and business combination transactions like the acquisitions of Avalon and CMI. The transactions that have not yet closed are subject to various customary closing conditions, and we can provide no assurance that any such transactions will ultimately be completed. We are also pursuing investment opportunities in other real estate assets used to provide mission critical governmental services primarily in the criminal justice sector. In the long-term, however, we would like to see meaningful utilization of our available capacity and better visibility from our customers before we add any additional prison capacity on a speculative basis.

Operating Activities

Our net cash provided by operating activities for the year ended December 31, 2016 was $375.4 million compared with $399.8 million in 2015 and $423.6 million in 2014. Cash provided by operating activities represents our net income plus depreciation and amortization, changes in various components of working capital, and various non-cash charges. The decrease in cash provided by operating activities during 2016 was primarily due to negative fluctuations in working capital balances when compared to the same period in the prior year, including the decrease in deferred revenues associated with the South Texas Family Residential Center and routine timing differences in the payment of accounts payables, accrued salaries and wages, and other liabilities, net of the collection of accounts receivables and higher operating income.

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

Investing Activities

Our cash flow used in investing activities was $122.2 million for the year ended December 31, 2016 and was primarily attributable to capital expenditures of $93.4 million, including expenditures for facility development and expansions of $41.8 million primarily related to the aforementioned expansion project at our Red Rock Correctional Center, and $51.6 million for facility maintenance and information technology capital expenditures. Our cash flow used in investing activities also included $43.8 million attributable to the acquisitions of CMI and a residential reentry facility in California during the second quarter of 2016. Partially offsetting these cash outflows, we received proceeds of $8.4 million primarily related to the sale of undeveloped land.

Our cash flow used in investing activities was $409.3 million for the year ended December 31, 2015 and was primarily attributable to capital expenditures of $224.3 million, including expenditures for facility development and expansions of $164.9 million primarily related to the facility development projects at our Trousdale and Otay Mesa facilities, and $59.4 million for facility maintenance and information technology capital expenditures. In addition, cash flow used in investing activities during the year ended December 31, 2015 included $34.5 million of capitalized lease payments related to the South Texas Family Residential Center. Our cash flow used in investing activities during the year ended December 31, 2015 also included $158.4 million related to the aforementioned acquisitions of four community corrections facilities in the third quarter of 2015 and Avalon in the fourth quarter of 2015.

Our cash flow used in investing activities was $196.9 million for the year ended December 31, 2014 and was primarily attributable to capital expenditures during the year of $135.1 million, including expenditures for facility development and expansions of $85.8 million and $49.3 million for facility maintenance and information technology capital expenditures. In addition, cash flow used in investing activities included $70.8 million of capitalized lease payments related to the South Texas Family Residential Center. Cash flow used in investing activities for the year ended December 31, 2014 was partially offset by proceeds from the sale of assets and net decreases in restricted cash and other assets.

Financing Activities

Cash flow used in financing activities was $280.8 million for the year ended December 31, 2016 and was primarily attributable to dividend payments of $255.5 million and $4.0 million for the purchase and retirement of common stock that was issued in connection with equity-based compensation. In addition, cash flow used in financing activities included $11.8 million of cash payments associated with the financing components of the lease related to the South Texas Family Residential Center, $4.0 million of net repayments under our revolving credit facility, and $5.0 million of scheduled principal repayments under our Term Loan.

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

Our reconciliation of net income to FFO and Normalized FFO for the years ended December 31, 2016, 2015, and 2014 is as follows (in thousands):

	For the Years Ended December 31
	2016	2015	2014
FUNDS FROM OPERATIONS:
Net income	$219,919	$221,854	$195,022
Depreciation of real estate assets	94,346	90,219	85,560
Impairment of real estate assets	—	—	29,915
Income tax benefit for special items	—	—	(72)

Funds From Operations	314,265	312,073	310,425

Expenses associated with debt refinancing transactions	—	701	—
Expenses associated with mergers and acquisitions	1,586	3,643	—
Gain on settlement of contingent consideration	(2,000)	—	—
Restructuring charges	4,010	—	—
Goodwill and other impairments	—	955	167
Income tax benefit for special items	(215)	(26)	(48)

Normalized Funds From Operations	$317,646	$317,346	$310,544

Contractual Obligations

The following schedule summarizes our contractual obligations by the indicated period as of December 31, 2016 (in thousands):

	Payments Due By Year Ended December 31,
	2017	2018	2019	2020	2021	Thereafter	Total
Long-term debt	$10,000	$10,000	$15,000	$820,000	$—	$600,000	$1,455,000
Interest on senior notes	42,094	42,094	42,094	35,390	28,688	36,781	227,141
Contractual facility developments and other commitments	9,143	—	—	—	—	—	9,143
South Texas Family Residential Center	50,808	50,808	50,808	50,947	38,976	—	242,347
Operating leases	589	605	615	563	574	290	3,236

Total contractual cash obligations	$112,634	$103,507	$108,517	$906,900	$68,238	$637,071	$1,936,867

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

We had $9.1 million of letters of credit outstanding at December 31, 2016 primarily to support our requirement to repay fees and claims under our self-insured workers’ compensation plan in the event we do not repay the fees and claims due in accordance with the terms of the plan. The letters of credit are renewable annually. We did not have any draws under any outstanding letters of credit during 2016, 2015, or 2014.

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

Our primary market risk exposure is to changes in U.S. interest rates. We are exposed to market risk related to our revolving credit facility and Term Loan because the interest rates on our revolving credit facility and Term Loan are subject to fluctuations in the market. If the interest rate for our outstanding indebtedness under the revolving credit facility and Term Loan was 100 basis points higher or lower during the years ended December 31, 2016, 2015, and 2014, our interest expense, net of amounts capitalized, would have been increased or decreased by $5.7 million, $5.9 million, and $5.7 million, respectively.

As of December 31, 2016, we had outstanding $325.0 million of senior notes due 2020 with a fixed interest rate of 4.125%, $350.0 million of senior notes due 2023 with a fixed interest rate of 4.625%, and $250.0 million of senior notes due 2022 with a fixed interest rate of 5.0%. Because the interest rates with respect to these instruments are fixed, a hypothetical 100 basis point increase or decrease in market interest rates would not have a material impact on our financial statements.

We may, from time to time, invest our cash in a variety of short-term financial instruments. These instruments generally consist of highly liquid investments with original maturities at the date of purchase of three months or less. While these investments are subject to interest rate risk and will decline in value if market interest rates increase, a hypothetical 100 basis point increase or decrease in market interest rates would not materially affect the value of these instruments. See the risk factor discussion captioned “Rising interest rates would increase the cost of our variable rate debt” under Item 1A of this Annual Report on Form 10-K for more discussion on interest rate risks that may affect our financial condition.

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

Management’s Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of our senior management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act as of the end of the period covered by this Annual Report. Based on that evaluation, our officers, including our Chief Executive Officer and Chief Financial Officer, concluded that as of the end of the period covered by this Annual Report our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and information required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that:

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework released in 2013. Based on this assessment, management believes that, as of December 31, 2016, the Company’s internal control over financial reporting was effective.

The Company’s independent registered public accounting firm, Ernst & Young LLP, has issued an attestation report on the Company’s internal control over financial reporting. That report begins on page 93.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the fourth fiscal quarter of 2016 that have materially affected, or are likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of CoreCivic, Inc. and Subsidiaries

We have audited CoreCivic, Inc. (formerly Corrections Corporation of America) and Subsidiaries’ internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). CoreCivic, Inc. and Subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, CoreCivic, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of CoreCivic, Inc. and Subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2016, of CoreCivic, Inc. and Subsidiaries and our report dated February 23, 2017 expressed an unqualified opinion thereon. Our audits also included the financial statement schedule listed in the Index at Item 15(2).

/s/ Ernst & Young LLP

Nashville, Tennessee

February 23, 2017

ITEM 9B.	OTHER INFORMATION

Dividend Declared for First Quarter 2017

On February 17, 2017, the Company’s Board of Directors declared a dividend for the first quarter of 2017 of $0.42 per share to be paid on April 17, 2017 to stockholders of record as of the close of business on April 3, 2017.

PART III.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this Item 10 will appear in, and is hereby incorporated by reference from, the information under the headings “Proposal 1 – Election of Directors-Directors Standing for Election,” “Executive Officers-Information Concerning Executive Officers Who Are Not Directors,” “Corporate Governance – Board of Directors Meetings and Committees,” “Corporate Governance – Independence and Financial Literacy of Audit Committee Members,” and “Security Ownership of Certain Beneficial Owners and Management – Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement for the 2017 Annual Meeting of Stockholders.

Our Board of Directors has adopted a Code of Ethics and Business Conduct applicable to the members of our Board of Directors and our officers, including our Chief Executive Officer and Chief Financial Officer. In addition, the Board of Directors has adopted Corporate Governance Guidelines and charters for our Audit Committee, Risk Committee, Compensation Committee, Nominating and Governance Committee and Executive Committee. You can access our Code of Ethics and Business Conduct, Corporate Governance Guidelines and current committee charters on our website at www.corecivic.com.

ITEM 11.	EXECUTIVE COMPENSATION.

The information required by this Item 11 will appear in, and is hereby incorporated by reference from, the information under the headings “Executive and Director Compensation” in our definitive proxy statement for the 2017 Annual Meeting of Stockholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this Item 12 will appear in, and is hereby incorporated by reference from, the information under the heading “Security Ownership of Certain Beneficial Owners and Management – Ownership of Common Stock” in our definitive proxy statement for the 2017 Annual Meeting of Stockholders.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth certain information as of December 31, 2016 regarding compensation plans under which our equity securities are authorized for issuance.

	(a)	(b)	(c)
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted – Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plan (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by stockholders	1,327,067	$20.53	9,410,006	(1)

Equity compensation plans not approved by stockholders	—	—	—

Total	1,327,067	$20.53	9,410,006

(1)	Reflects shares of common stock available for issuance under our Amended and Restated 2008 Stock Incentive Plan and our Non-Employee Directors’ Compensation Plan, the only equity compensation plans approved by our stockholders under which we continue to grant awards.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this Item 13 will appear in, and is hereby incorporated by reference from, the information under the heading “Corporate Governance – Certain Relationships and Related Transactions” and “Corporate Governance – Director Independence” in our definitive proxy statement for the 2017 Annual Meeting of Stockholders.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by this Item 14 will appear in, and is hereby incorporated by reference from, the information under the heading “Proposal 2 – Ratification of Appointment of Independent Registered Public Accounting Firm” in our definitive proxy statement for the 2017 Annual Meeting of Stockholders.

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

INDEX TO FINANCIAL STATEMENTS

Consolidated Financial Statements of CoreCivic, Inc. and Subsidiaries

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of

CoreCivic, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of CoreCivic, Inc. (formerly Corrections Corporation of America) and Subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2016. Our audits also included the financial statement schedule listed in the Index at Item 15(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of CoreCivic, Inc. and Subsidiaries at December 31, 2016 and 2015, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), CoreCivic, Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 23, 2017, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Nashville, Tennessee

February 23, 2017

CORECIVIC, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	December 31,
	2016	2015
ASSETS
Cash and cash equivalents	$37,711	$65,291
Restricted cash	—	877
Accounts receivable, net of allowance of $1,580 and $459, respectively	229,885	234,456
Prepaid expenses and other current assets	31,228	41,434

Total current assets	298,824	342,058

Property and equipment, net of accumulated depreciation of $1,352,323 and $1,193,723, respectively	2,837,657	2,883,060

Restricted cash	218	131
Investment in direct financing lease	—	684
Goodwill	38,386	35,557
Non-current deferred tax assets	13,735	9,824
Other assets	82,784	84,704

Total assets	$3,271,604	$3,356,018

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued expenses	$260,107	$317,675
Income taxes payable	2,086	1,920
Current portion of long-term debt	10,000	5,000

Total current liabilities	272,193	324,595

Long-term debt, net	1,435,169	1,447,077
Deferred revenue	53,437	63,289
Other liabilities	51,842	58,309

Total liabilities	1,812,641	1,893,270

Commitments and contingencies

Preferred stock - $0.01 par value; 50,000 shares authorized; none issued and outstanding at December 31, 2016 and 2015, respectively	—	—
Common stock - $0.01 par value; 300,000 shares authorized; 117,554 and 117,232 shares issued and outstanding at December 31, 2016 and 2015, respectively	1,176	1,172
Additional paid-in capital	1,780,350	1,762,394
Accumulated deficit	(322,563)	(300,818)

Total stockholders’ equity	1,458,963	1,462,748

Total liabilities and stockholders’ equity	$3,271,604	$3,356,018

The accompanying notes are an integral part of these consolidated financial statements.

CORECIVIC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	For the Years Ended December 31,
	2016	2015	2014
REVENUES	$1,849,785	$1,793,087	$1,646,867

EXPENSES:
Operating	1,275,586	1,256,128	1,156,135
General and administrative	107,027	103,936	106,429
Depreciation and amortization	166,746	151,514	113,925
Restructuring charges	4,010	—	—
Asset impairments	—	955	30,082

	1,553,369	1,512,533	1,406,571

OPERATING INCOME	296,416	280,554	240,296

OTHER (INCOME) EXPENSE:
Interest expense, net	67,755	49,696	39,535
Expenses associated with debt refinancing transactions	—	701	—
Other (income) expense	489	(58)	(1,204)

	68,244	50,339	38,331

INCOME BEFORE INCOME TAXES	228,172	230,215	201,965

Income tax expense	(8,253)	(8,361)	(6,943)

NET INCOME	$219,919	$221,854	$195,022

BASIC EARNINGS PER SHARE	$1.87	$1.90	$1.68

DILUTED EARNINGS PER SHARE	$1.87	$1.88	$1.66

DIVIDENDS DECLARED PER SHARE	$2.04	$2.16	$2.04

The accompanying notes are an integral part of these consolidated financial statements.

CORECIVIC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Years Ended December 31,
	2016	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$219,919	$221,854	$195,022
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	166,746	151,514	113,925
Asset impairments	—	955	30,082
Amortization of debt issuance costs and other non-cash interest	3,147	2,973	3,102
Expenses associated with debt refinancing transactions	—	701	—
Deferred income taxes	(3,911)	5,706	(3,211)
Other expenses and non-cash items	5,265	3,732	4,594
Non-cash revenue and other income	(8,518)	(2,639)	(3,880)
Income tax benefit of equity compensation	(1,479)	(525)	(665)
Non-cash equity compensation	17,903	15,394	13,975
Changes in assets and liabilities, net:
Accounts receivable, prepaid expenses and other assets	14,059	1,266	(12,549)
Accounts payable, accrued expenses and other liabilities	(39,403)	(2,210)	82,396
Income taxes payable	1,645	1,077	790

Net cash provided by operating activities	375,373	399,798	423,581

CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for facility development and expansions	(41,816)	(164,880)	(85,791)
Expenditures for other capital improvements	(51,647)	(59,414)	(49,315)
Capitalized lease payments	—	(34,470)	(70,793)
Acquisition of businesses, net of cash acquired	(43,769)	(158,366)	—
Decrease in restricted cash	240	1,350	2,983
Proceeds from sale of assets	8,412	563	5,136
Decrease (increase) in other assets	3,853	3,686	(1,101)
Payments received on direct financing lease and notes receivable	2,539	2,250	1,994

Net cash used in investing activities	(122,188)	(409,281)	(196,887)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of debt	389,000	807,000	250,000
Scheduled principal repayments	(5,000)	—	—
Other principal repayments of debt	(393,000)	(543,000)	(255,000)
Payment of debt issuance and other refinancing and related costs	(68)	(5,727)	—
Payment of lease obligations	(11,789)	(6,468)	—
Contingent consideration for acquisition of businesses	(5,073)	—	—
Proceeds from exercise of stock options	2,638	7,700	12,450
Purchase and retirement of common stock	(4,006)	(9,454)	(4,036)
Income tax benefit of equity compensation	1,479	525	665
Decrease (increase) in restricted cash for dividends	550	500	(251)
Dividends paid	(255,496)	(250,695)	(234,048)

Net cash provided by (used in) financing activities	(280,765)	381	(230,220)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(27,580)	(9,102)	(3,526)

CASH AND CASH EQUIVALENTS, beginning of year	65,291	74,393	77,919

CASH AND CASH EQUIVALENTS, end of year	$37,711	$65,291	$74,393

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest (net of amounts capitalized of $552, $5,478, and $2,525 in 2016, 2015, and 2014, respectively)	$55,966	$36,992	$39,928

Income taxes paid (refunded), net	$(2,137)	$9,966	$19,717

The accompanying notes are an integral part of these consolidated financial statements.

CORECIVIC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2016, 2015, AND 2014

(in thousands)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Par Value	Capital	Deficit	Equity
BALANCE, December 31, 2015	117,232	$1,172	$1,762,394	$(300,818)	$1,462,748
Net income	—	—	—	219,919	219,919
Retirement of common stock	(135)	(1)	(4,005)	—	(4,006)
Dividends declared on common stock ($2.04 per share)	—	—	—	(241,721)	(241,721)
Restricted stock compensation, net of forfeitures	(1)	—	17,735	57	17,792
Stock option compensation expense, net of forfeitures	—	—	111	—	111
Income tax benefit of equity compensation	—	—	1,479	—	1,479
Restricted stock grants	318	3	—	—	3
Stock options exercised	140	2	2,636	—	2,638

BALANCE, December 31, 2016	117,554	$1,176	$1,780,350	$(322,563)	$1,458,963

(Continued)

CORECIVIC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2016, 2015, AND 2014

(in thousands)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Par Value	Capital	Deficit	Equity
BALANCE, December 31, 2014	116,764	$1,168	$1,748,303	$(267,971)	$1,481,500
Net income	—	—	—	221,854	221,854
Retirement of common stock	(237)	(3)	(9,451)	—	(9,454)
Dividends declared on common stock ($2.16 per share)	—	—	—	(254,774)	(254,774)
Restricted stock compensation, net of forfeitures	(11)	—	14,639	73	14,712
Stock option compensation expense, net of forfeitures	—	—	682	—	682
Income tax benefit of equity compensation	—	—	525	—	525
Restricted stock grants	303	3	—	—	3
Stock options exercised	413	4	7,696	—	7,700

BALANCE, December 31, 2015	117,232	$1,172	$1,762,394	$(300,818)	$1,462,748

(Continued)

CORECIVIC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2016, 2015, AND 2014

(in thousands)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Par Value	Capital	Deficit	Equity
BALANCE, December 31, 2013	115,923	$1,159	$1,725,363	$(224,015)	$1,502,507
Net income	—	—	—	195,022	195,022
Retirement of common stock	(118)	(1)	(4,035)	—	(4,036)
Dividends declared on common stock ($2.04 per share)	—	—	—	(239,086)	(239,086)
Restricted stock compensation, net of forfeitures	(20)	—	11,985	108	12,093
Stock option compensation expense, net of forfeitures	—	—	1,882	—	1,882
Income tax benefit of equity compensation	—	—	665	—	665
Restricted stock grants	267	3	—	—	3
Stock options exercised	712	7	12,443	—	12,450

BALANCE, December 31, 2014	116,764	$1,168	$1,748,303	$(267,971)	$1,481,500

The accompanying notes are an integral part of these consolidated financial statements.

CORECIVIC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016, 2015 AND 2014

1.	ORGANIZATION AND OPERATIONS

CoreCivic, Inc. (together with its subsidiaries, the “Company” or “CoreCivic”) is the nation’s largest owner of partnership correctional, detention, and residential reentry facilities and one of the largest prison operators in the United States. As of December 31, 2016, CoreCivic owned or controlled 49 correctional and detention facilities, owned or controlled 25 residential reentry facilities, and managed an additional 11 correctional and detention facilities owned by its government partners, with a total design capacity of approximately 89,700 beds in 20 states and the District of Columbia. In addition to providing fundamental residential services, CoreCivic’s facilities offer a variety of rehabilitation and educational programs, including basic education, faith-based services, life skills and employment training, and substance abuse treatment. These services are intended to help reduce recidivism and to prepare offenders for their successful reentry into society upon their release. CoreCivic also provides or makes available to offenders certain health care (including medical, dental, and mental health services), food services, and work and recreational programs.

Over the past several years, the Company has successfully executed strategies to diversify its business and offer a broader range of solutions to government partners. To reflect this transformation, management announced in October 2016, its decision to rename and rebrand the Company from Corrections Corporation of America to CoreCivic. The decision to rename the Company was the result of an intense research, brand strategy, and creative process that began in mid-2015. While the Company was legally renamed in December 2016, related rebranding efforts are ongoing. Through three business offerings, CoreCivic Safety, CoreCivic Properties, and CoreCivic Community, the Company provides a broad range of solutions to government partners that serve the public good through high-quality corrections and detention management, innovative and cost-saving government real estate solutions, and a growing network of residential reentry centers to help address America’s recidivism crisis.

CoreCivic began operating as a real estate investment trust (“REIT”) for federal income tax purposes effective January 1, 2013. The Company provides correctional services and conducts other business activities through taxable REIT subsidiaries (“TRSs”). A TRS is a subsidiary of a REIT that is subject to applicable corporate income tax and certain qualification requirements. The Company’s use of TRSs enables CoreCivic to comply with REIT qualification requirements while providing correctional services at facilities it owns and at facilities owned by its government partners and to engage in certain other business operations. A TRS is not subject to the distribution requirements applicable to REITs so it may retain income generated by its operations for reinvestment.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles and include the accounts of CoreCivic on a consolidated basis with its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated.

Cash and Cash Equivalents

CoreCivic considers all liquid debt instruments with a maturity of three months or less at the time of purchase to be cash equivalents.

Accounts Receivable and Allowance for Doubtful Accounts

At December 31, 2016 and 2015, accounts receivable of $229.9 million and $234.5 million were net of allowances for doubtful accounts totaling $1.6 million and $0.5 million, respectively. Accounts receivable consist primarily of amounts due from federal, state, and local government agencies for the utilization of CoreCivic’s correctional, detention, and residential reentry facilities, as well as for operating and managing such facilities.

Accounts receivable are stated at estimated net realizable value. CoreCivic recognizes allowances for doubtful accounts to ensure receivables are not overstated due to uncollectibility. Bad debt reserves are maintained for customers based on a variety of factors, including the length of time receivables are past due, significant one-time events, and historical experience. If circumstances related to customers change, estimates of the recoverability of receivables would be further adjusted.

Property and Equipment

Property and equipment are carried at cost. Assets acquired by CoreCivic in conjunction with acquisitions are recorded at estimated fair market value at the time of purchase. Betterments, renewals and significant repairs that extend the life of an asset are capitalized; other repair and maintenance costs are expensed. Interest is capitalized to the asset to which it relates in connection with the construction or expansion of facilities. Construction costs directly associated with the development of a correctional facility are capitalized as part of the cost of the development project. Such costs are written-off to general and administrative expense whenever a project is abandoned. The cost and accumulated depreciation applicable to assets retired are removed from the accounts and the gain or loss on disposition is recognized in income. Depreciation is computed over the estimated useful lives of depreciable assets using the straight-line method. Useful lives for property and equipment are as follows:

Land improvements	5 – 20 years
Buildings and improvements	5 – 50 years
Equipment and software	3 – 10 years
Office furniture and fixtures	5 years

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

Investment in Direct Financing Lease

Investment in direct financing lease represents the portion of CoreCivic’s management contract with a governmental agency that represents lease payments on buildings and equipment. The lease is accounted for using the financing method and, accordingly, the minimum lease payments to be received over the term of the lease less unearned income are capitalized as CoreCivic’s investment in the lease. Unearned income is recognized as income over the term of the lease using the interest method.

Investment in Affiliates

Investments in affiliates that are equal to or less than 50%-owned over which CoreCivic can exercise significant influence are accounted for using the equity method of accounting. Investments under the equity method are recorded at cost and subsequently adjusted for contributions, distributions, and net income attributable to the Company’s ownership based on the governing agreement.

Debt Issuance Costs

In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-03, “Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs”. The new standard was further amended by ASU 2015–15 issued in August 2015. Under the standard, debt issuance costs, excluding those costs incurred related to revolving credit facilities, are to be presented as a direct deduction from the face amount of the related liability, rather than as a deferred charge, or asset, on the balance sheet as previously required. For public reporting entities such as CoreCivic, the new standard was effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption of the new standard was permitted and retrospective application was required. CoreCivic elected to early adopt the new standard in the fourth quarter of 2015.

Debt issuance costs are capitalized and amortized into interest expense using the interest method, or on a straight-line basis over the term of the related debt, if not materially different than the interest method. However, certain debt issuance costs incurred in connection with debt refinancings are charged to expense in accordance with Accounting Standards Codification (“ASC”) 470-50, “Modifications and Extinguishments”.

Revenue Recognition

CoreCivic maintains contracts with certain governmental entities to manage their facilities for fixed per diem rates. CoreCivic also maintains contracts with various federal, state, and local governmental entities for the housing of offenders in company-owned facilities at fixed per diem rates or monthly fixed rates. These contracts usually contain expiration dates with renewal options ranging from annual to multi-year renewals. Most of these contracts have current terms that require renewal every two to five years. Additionally, most facility management contracts contain clauses that allow the government agency to terminate a contract without cause, and are generally subject to legislative appropriations. CoreCivic generally expects to renew these contracts for periods consistent with the remaining renewal options allowed by the contracts or other reasonable extensions; however, no assurance can be given that such renewals will be obtained. Fixed monthly rate revenue is recorded in the month earned and fixed per diem revenue, including revenue under those contracts that include guaranteed minimum populations, is recorded based on the per diem rate multiplied by the number of offenders housed or guaranteed during the respective period.

CoreCivic recognizes any additional management service revenues upon completion of services provided to the customer. Certain of the government agencies also have the authority to audit and investigate CoreCivic’s contracts with them. If the agency determines that CoreCivic has improperly allocated costs to a specific contract or otherwise was unable to perform certain contractual services, CoreCivic may not be reimbursed for those costs and could be required to refund the amount of any such costs that have been reimbursed.

Rental revenue is recognized in accordance with ASC 840, “Leases”. In accordance with ASC 840, minimum rental revenue is recognized on a straight-line basis over the term of the related lease. Leasehold incentives are recognized as a reduction to rental revenue on a straight-line basis over the term of the related lease. Rental revenue associated with expense reimbursements from tenants is recognized in the period that the related expenses are incurred based upon the tenant lease provision.

In September 2014, CoreCivic agreed under an expansion of an existing inter-governmental service agreement (“IGSA”) between the city of Eloy, Arizona and U.S. Immigration and Customs Enforcement (“ICE”) to provide residential space and services at the South Texas Family Residential Center. The IGSA was further amended in October 2016, as described in Note 5. The IGSA qualifies as a multiple-element arrangement under the guidance in ASC 605, “Revenue Recognition”. CoreCivic evaluates each deliverable in an arrangement to determine whether it represents a separate unit of accounting. A deliverable constitutes a separate unit of accounting when it has standalone value to the customer. ASC 605 requires revenue to be allocated to each unit of accounting based on a selling price hierarchy. The selling price for a deliverable is based on its vendor specific objective evidence (“VSOE”) of selling price, if available, third-party evidence (“TPE”) if VSOE of selling price is not available, or estimated selling price (“ESP”) if neither VSOE of selling price nor TPE is available. CoreCivic establishes VSOE of selling price using the price charged for a deliverable when sold separately. CoreCivic establishes TPE of selling price by evaluating similar products or services in standalone sales to similarly situated customers. CoreCivic establishes ESP based on management judgment considering internal factors such as margin objectives, pricing practices and controls, and market conditions. In arrangements with multiple elements, CoreCivic allocates the transaction price to the individual units of accounting at inception of the arrangement based on their relative selling price.

Other revenue consists primarily of ancillary revenues associated with operating correctional, detention and residential reentry facilities, such as commissary, phone, and vending sales, and are recorded in the period the goods and services are provided. Revenues generated from prisoner transportation services for governmental agencies are recorded in the period the inmates have been transported to their destination.

Self-Funded Insurance Reserves

CoreCivic is significantly self-insured for employee health, workers’ compensation, automobile liability claims, and general liability claims. As such, CoreCivic’s insurance expense is largely dependent on claims experience and CoreCivic’s ability to control its claims experience. CoreCivic has consistently accrued the estimated liability for employee health insurance based on its history of claims experience and time lag between the incident date and the date the cost is paid by CoreCivic. CoreCivic has accrued the estimated liability for workers’ compensation claims based on an actuarially determined liability, discounted to the net present value of the outstanding liabilities, using a combination of actuarial methods used to project ultimate losses, and the Company’s automobile insurance claims based on estimated development factors on claims incurred. The liability for employee health, workers’ compensation, and automobile insurance includes estimates for both claims incurred and for claims incurred but not reported. CoreCivic records litigation reserves related to general liability matters for which it is probable that a loss has been incurred and the range of such loss can be estimated. These estimates could change in the future.

Income Taxes

CoreCivic began operating as a REIT for federal income tax purposes effective January 1, 2013. As a REIT, the Company generally is not subject to corporate level federal income tax on taxable income it distributes to its stockholders as long as it meets the organizational and operational requirements under the REIT rules. However, certain subsidiaries have made an election with the Company to be treated as TRSs in conjunction with the Company’s REIT election. The TRS elections permit CoreCivic to engage in certain business activities in which the REIT may not engage directly, so long as these activities are conducted in entities that elect to be treated as TRSs under the Internal Revenue Code. A TRS is subject to federal and state income taxes on the income from these activities and therefore, CoreCivic includes a provision for taxes in its consolidated financial statements.

Income taxes are accounted for under the provisions of ASC 740, “Income Taxes”. ASC 740 generally requires CoreCivic to record deferred income taxes for the tax effect of differences between book and tax bases of its assets and liabilities. Deferred income taxes reflect the available net operating losses and the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in the statement of operations in the period that includes the enactment date. Realization of the future tax benefits related to deferred tax assets is dependent on many factors, including CoreCivic’s past earnings history, expected future earnings, the character and jurisdiction of such earnings, unsettled circumstances that, if unfavorably resolved, would adversely affect utilization of its deferred tax assets, carryback and carryforward periods, and tax strategies that could potentially enhance the likelihood of realization of a deferred tax asset.

In November 2015, the FASB issued ASU 2015-17, “Balance Sheet Classification of Deferred Taxes”, which requires that all deferred tax assets and liabilities be classified as non-current on the balance sheet rather than separating deferred taxes into current and non-current amounts, as previously required. For public reporting entities such as CoreCivic, the new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016.

Early adoption of the new standard is permitted and the guidance may be adopted on either a prospective or retrospective basis. CoreCivic elected to early adopt ASU 2015-17 in the fourth quarter of 2015 and to apply the new standard retrospectively.    See Note 11 for further discussion of the significant components of CoreCivic’s deferred tax assets and liabilities.

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

Foreign Currency Transactions

CoreCivic has extended a working capital loan to Agecroft Prison Management, Ltd. (“APM”), the operator of a correctional facility in Salford, England previously owned by a subsidiary of CoreCivic. The working capital loan is denominated in British pounds; consequently, CoreCivic adjusts these receivables to the current exchange rate at each balance sheet date and recognizes the unrealized currency gain or loss in current period earnings. See Note 7 for further discussion of CoreCivic’s relationship with APM.

Fair Value of Financial Instruments

To meet the reporting requirements of ASC 825, “Financial Instruments”, regarding fair value of financial instruments, CoreCivic calculates the estimated fair value of financial instruments using market interest rates, quoted market prices of similar instruments, or discounted cash flow techniques with observable Level 1 inputs for publicly traded debt and Level 2 inputs for all other financial instruments, as defined in ASC 820, “Fair Value Measurement”. At December 31, 2016 and 2015, there were no material differences between the carrying amounts and the estimated fair values of CoreCivic’s financial instruments, other than as follows (in thousands):

	December 31,
	2016		2015
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Investment in direct financing lease	$684	$694	$3,223	$3,408
Note receivable from APM	$2,920	$4,647	$3,504	$5,864
Debt	$(1,455,000)	$(1,459,625)	$(1,464,000)	$(1,452,719)

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

Concentration of Credit Risks

CoreCivic’s credit risks relate primarily to cash and cash equivalents, restricted cash, accounts receivable, and an investment in a direct financing lease. Cash and cash equivalents and restricted cash are primarily held in bank accounts and overnight investments. CoreCivic maintains deposits of cash in excess of federally insured limits with certain financial institutions. CoreCivic’s accounts receivable and investment in direct financing lease represent amounts due primarily from governmental agencies. CoreCivic’s financial instruments are subject to the possibility of loss in carrying value as a result of either the failure of other parties to perform according to their contractual obligations or changes in market prices that make the instruments less valuable.

CoreCivic derives its revenues primarily from amounts earned under federal, state, and local government contracts. For each of the years ended December 31, 2016, 2015, and 2014, federal correctional and detention authorities represented 52%, 51%, and 44%, respectively, of CoreCivic’s total revenue. Federal correctional and detention authorities consist primarily of the Federal Bureau of Prisons (“BOP”), the United States Marshals Service (“USMS”), and ICE. The BOP accounted for 9%, 11%, and 13% of total revenue for 2016, 2015, and 2014, respectively. The USMS accounted for 15%, 16%, and 17% of total revenue for 2016, 2015, and 2014, respectively. ICE accounted for 28%, 24%, and 13% of total revenue for 2016, 2015, and 2014, respectively, with the increases in 2016 and 2015 resulting in part from the contract at the South Texas Family Residential Center, as further described in Note 5. These federal customers have management contracts at facilities CoreCivic owns and at facilities CoreCivic manages but does not own. State revenues from contracts at correctional, detention, and residential reentry facilities that CoreCivic operates represented 38%, 40%, and 46% of total revenue during the years ended December 31, 2016, 2015, and 2014, respectively. Approximately 6%, 10%, and 12% of total revenue for the years ended December 31, 2016, 2015, and 2014, respectively, was generated from the State of California Department of Corrections and Rehabilitation (the “CDCR”) in facilities housing inmates outside the state of California. No other customer generated more than 10% of total revenue during 2016, 2015, or 2014. Although the revenue generated from each of these agencies is derived from numerous management contracts, the loss of one or more of such contracts could have a material adverse impact on CoreCivic’s financial condition and results of operations.

Accounting for Stock-Based Compensation

Restricted Stock and Units

CoreCivic accounts for restricted stock-based compensation under the recognition and measurement principles of ASC 718, “Compensation-Stock Compensation”. CoreCivic amortizes the fair market value as of the grant date of restricted stock and unit awards over the vesting period using the straight-line method. The fair market value of performance-based restricted stock units is amortized over the vesting period as long as CoreCivic expects to meet the performance criteria. If achievement of the performance criteria becomes improbable, an adjustment is made to reverse the expense previously recognized.

Stock Options

CoreCivic’s stock option plans are described more fully in Note 12. CoreCivic accounts for those plans under the recognition and measurement principles of ASC 718. All options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers”, which establishes a single, comprehensive revenue recognition standard for all contracts with customers. For public reporting entities such as CoreCivic, ASU 2014-09 was originally effective for interim and annual periods beginning after December 15, 2016 and early adoption of the ASU was not permitted. In July 2015, the FASB agreed to defer the effective date of the ASU for public reporting entities by one year, or to interim and annual periods beginning after December 15, 2017. Early adoption is now allowed as of the original effective date for public companies. In summary, the core principle of ASU 2014-09 is to recognize revenue when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. Companies are allowed to select between two transition methods: (1) a full retrospective transition method with the application of the new guidance to each prior reporting period presented, or (2) a modified retrospective transition method that recognizes the cumulative effect on prior periods at the date of adoption together with additional footnote disclosures. CoreCivic is currently planning to adopt the standard when effective in its fiscal year 2018 and expects to utilize the modified retrospective transition method upon adoption of the ASU. CoreCivic is reviewing the ASU to determine the potential impact it might have on the Company’s results of operations or financial position and its related financial statement disclosure.

In February 2016, the FASB issued ASU 2016-02, “Leases (ASC 842)”, which requires lessees to put most leases on their balance sheets but recognize expenses on their income statements in a manner similar to current accounting requirements. ASU 2016-02 also eliminates current real estate-specific provisions for all entities. For lessors, the ASU modifies the classification criteria and the accounting for sales-type and direct financing leases. For public reporting entities such as CoreCivic, guidance in ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years, and early adoption of the ASU is permitted. Entities are required to use a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements. CoreCivic is currently planning to adopt the ASU when effective in its fiscal year 2019. CoreCivic does not currently expect that the new standard will have a material impact on its financial statements.

In March 2016, the FASB issued ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting”, that will change certain aspects of accounting for share-based payments to employees. ASU 2016-09 will require all income tax effects of awards to be recognized in the income statement when the awards vest or are settled. The new ASU will also allow an employer to repurchase more of an employee’s shares than it can currently for tax withholding purposes without triggering liability accounting, and to make a policy election to account for forfeitures. Companies will be required to elect whether to account for forfeitures of share-based payments by (1) recognizing forfeitures of awards as they occur, or (2) estimating the number of awards expected to be forfeited and adjusting the estimate when it is likely to change, as is currently required. For public reporting entities such as CoreCivic, guidance in ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years, and early adoption of the ASU is permitted. All of the guidance in the ASU must be adopted in the same period. CoreCivic will adopt the ASU in its fiscal year 2017. CoreCivic also expects that the new standard will have an impact on its financial statements whenever the vested value of the awards differs from the grant-date fair value of such awards.

In January 2017, the FASB issued ASU 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business”, that provides guidance to assist entities with evaluating when a set of transferred assets and activities (“set”) is a business. Under the new guidance, an entity first determines whether substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets. If this threshold is met, the set is not a business. If it’s not met, the entity then evaluates whether the set meets the requirement that a business include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create outputs. The new ASU provides a more robust framework to use in determining when a set of assets and activities is a business. For public reporting entities such as CoreCivic, guidance in ASU 2017-01 is effective for fiscal years beginning after December 15, 2017, and interim periods within those years, and is to be applied prospectively to any transactions occurring within the period of adoption. Early adoption of the ASU is allowed for transactions that occur before the issuance date or effective date of the ASU, only when the transaction has not been reported in financial statements that have been issued or made available for issuance. CoreCivic expects to early adopt ASU 2017-01 in the first quarter of 2017.

In January 2017, the FASB issued ASU 2017-04, “Intangibles–Goodwill and Other (Topic 350): Simplifying the Test of Goodwill Impairment”, that eliminates the requirement to calculate the implied fair value of goodwill to measure a goodwill impairment charge. This requirement is the second step in the annual two-step quantitative impairment test that is currently required under ASC 350, “Intangibles-Goodwill and Other”. Instead, entities will recognize an impairment charge based on the first step of the quantitative impairment test currently required, which is the measurement of the excess of a reporting unit’s carrying amount over its fair value. Entities will still have the option to perform a qualitative assessment to determine if the quantitative impairment test is necessary. For public reporting entities such as CoreCivic, guidance in ASU 2017-04 is effective for fiscal years beginning after December 15, 2019, and interim periods within those years. Early adoption of the ASU is allowed for interim or annual goodwill impairment tests performed on testing dates on or after January 1, 2017. CoreCivic is reviewing the ASU to determine the potential impact it might have on the Company’s results of operations or financial position and its related financial statement disclosure.

3.	GOODWILL

ASC 350, “Intangibles-Goodwill and Other”, establishes accounting and reporting requirements for goodwill and other intangible assets. Goodwill was $38.4 million and $35.6 million as of December 31, 2016 and 2015, respectively. This goodwill was established in connection with the acquisitions of Correctional Management, Inc. (“CMI”) in the second quarter of 2016 and Avalon Correctional Services, Inc. (“Avalon”) in the fourth quarter of 2015, both as further described in Note 6, the acquisition of Correctional Alternatives, Inc. (“CAI”) during 2013, and the acquisitions of two service companies during 2000.

Under the provisions of ASC 350, CoreCivic performs a qualitative assessment that may allow it to skip the annual two-step impairment test. Under ASC 350, a company has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. If the two-step impairment test is required, CoreCivic determines the fair value of a reporting unit using a collaboration of various common valuation techniques, including market multiples and discounted cash flows. These impairment tests are required to be performed at least annually. CoreCivic performed its impairment tests during the fourth quarter, in connection with CoreCivic’s annual budgeting process, and concluded no impairments had occurred. CoreCivic will perform these impairment tests at least annually and whenever circumstances indicate the carrying value of goodwill may not be recoverable.

In April 2015, CoreCivic provided notice to the state of Louisiana that it would cease management of the Winn Correctional Center within 180 days, in accordance with the notice provisions of the contract. Management of the facility transitioned to another operator effective September 30, 2015. In anticipation of terminating the contract at this facility, CoreCivic recorded an asset impairment of $1.0 million during the first quarter of 2015 for the write-off of goodwill associated with the Winn facility.

4.	PROPERTY AND EQUIPMENT

At December 31, 2016, CoreCivic owned 76 real estate properties, including 49 correctional and detention facilities, three of which CoreCivic leased to third-party operators, 25 residential reentry facilities, five of which CoreCivic leased to third-party operators, and two corporate office buildings. At December 31, 2016, CoreCivic also managed 11 correctional and detention facilities owned by governmental agencies.

Property and equipment, at cost, consists of the following (in thousands):

	December 31,
	2016	2015
Land and improvements	$234,862	$207,405
Buildings and improvements	3,509,825	3,443,791
Equipment and software	379,811	360,168
Office furniture and fixtures	35,651	35,018
Construction in progress	29,831	30,401

	4,189,980	4,076,783
Less: Accumulated depreciation	(1,352,323)	(1,193,723)

	$2,837,657	$2,883,060

Construction in progress primarily consists of correctional facilities under construction or expansion. Interest is capitalized on construction in progress and amounted to $0.6 million, $5.5 million, and $2.5 million in 2016, 2015, and 2014, respectively.

Depreciation expense was $165.8 million, $151.4 million, and $114.0 million for the years ended December 31, 2016, 2015, and 2014, respectively.

Eleven of the facilities owned by CoreCivic are subject to options that allow various governmental agencies to purchase those facilities. Certain of these options to purchase are based on a depreciated book value while others are based on a fair market value calculation. In addition, one facility, which is also subject to a purchase option, is constructed on land that CoreCivic leases from a governmental agency under a ground lease. Under the terms of the ground lease, the facility becomes the property of the governmental agency upon expiration of the ground lease in 2017. CoreCivic depreciates this property over the shorter of the term of the applicable ground lease or the estimated useful life of the property.

CoreCivic leases land and building at the Elizabeth Detention Center under operating leases that expire in June 2022. CoreCivic leased portions of the land and building of the San Diego Correctional Facility under an operating lease that expired December 31, 2015 pursuant to amended lease terms executed between CoreCivic and the County of San Diego in January 2010. During December 2013, CoreCivic elected to terminate the lease of land and building at the North Georgia Detention Center effective during the first quarter of 2014.

CoreCivic leases the South Texas Family Residential Center and the site upon which it was constructed from a third-party lessor. CoreCivic’s lease agreement with the lessor is over a base period concurrent with an IGSA with ICE which was amended in October 2016, as further described in Note 5. However, ICE can terminate the agreement for convenience or non-appropriation of funds, without penalty, by providing CoreCivic with at least a 60-day notice. In the event CoreCivic cancels the lease with the third-party lessor prior to its expiration as a result of the termination of the IGSA by ICE for convenience, and if CoreCivic is unable to reach an agreement for the continued use of the facility within 90 days from the termination date, CoreCivic is required to pay a termination fee based on the termination date, currently equal to $10.0 million and declining to zero by October 2020.

CoreCivic’s original lease agreement with the third-party lessor required CoreCivic to pay $70.0 million in September 2014, which resulted in CoreCivic being deemed the owner of the constructed assets for accounting purposes, in accordance with ASC 840-40-55, formerly Emerging Issues Task Force No. 97-10, “The Effect of Lessee Involvement in Asset Construction”. Accordingly, CoreCivic recorded an asset representing the costs incurred attributable to the building assets constructed by the third-party lessor and a related financing liability. CoreCivic is depreciating the asset over the term of the lease, as amended and extended through September 2021, and is imputing interest on the financing liability. Additionally, CoreCivic determined that the lease with the third-party lessor also included separate units of account for the land and pre-existing cottages as well as food services provided by the third-party lessor. The amount of consideration allocated to each of these separate deliverables was determined based on the relative selling price of the lessor-financing, the land lease, the lease of pre-existing cottages, and the food services. The operating lease term for the land is equivalent to the term of the lease and is recognized on a straight-line basis over the lease term. The operating lease term for the pre-existing cottages was the four-month period in which CoreCivic used the cottages for housing residents. The food services provided by the third-party lessor are recognized proportionally based on the number of beds available to ICE.

The expense incurred for the leases at these four facilities, inclusive of the expenses recognized for the South Texas lease, as described above, was $103.0 million, $85.9 million, and $9.1 million for the years ended December 31, 2016, 2015, and 2014, respectively. Future minimum lease payments as of December 31, 2016 under these and other operating leases, inclusive of $242.3 million of payments expected to be made under the cancelable lease at the South Texas facility, are as follows (in thousands):

2017	$51,397
2018	51,413
2019	51,423
2020	51,510
2021	39,550
Thereafter	290

In June 2013, CoreCivic entered into an Economic Development Agreement (“EDA”) with the Development Authority of Telfair County (“Telfair County”) in Telfair County, Georgia to implement a tax abatement plan related to CoreCivic’s bed expansion project at its McRae Correctional Facility. The tax abatement plan provides for 90% abatement of real property taxes in the first year, decreasing by 10% over the subsequent nine years. In June 2013, Telfair County issued bonds in a maximum principal amount of $15.0 million. According to the EDA, legal title of CoreCivic’s real property was transferred to Telfair County. Pursuant to the EDA, the bonds were issued to CoreCivic, so no cash exchanged hands. Telfair County then leased the real property back to CoreCivic. The lease payments are equal to the amount of the payments on the bonds. At any time, CoreCivic has the option to purchase the real property by paying off the bonds, plus $100. Due to the form of the transactions, CoreCivic has not recorded the bonds or the capital lease associated with the sale lease-back transaction. The original cost of CoreCivic’s property and equipment is recorded on the balance sheet and is being depreciated over its estimated useful life.

5.	REAL ESTATE TRANSACTIONS

Activations

In September 2014, CoreCivic announced that it had agreed under an expansion of an existing IGSA between the city of Eloy, Arizona and ICE to house up to 2,400 individuals at the South Texas Family Residential Center, a facility leased by CoreCivic in Dilley, Texas. Services provided under the original amended IGSA commenced in the fourth quarter of 2014, had an original term of up to four years, and could be extended by bi-lateral modifications. The agreement provided for a fixed monthly payment in accordance with a graduated schedule. In October 2016, CoreCivic entered into an amended IGSA that provides for a new, lower fixed monthly payment commencing in November 2016, and extends the life of the contract through September 2021. The agreement can be further extended by bi-lateral modification. However, ICE can also terminate the agreement for convenience or non-appropriation of funds, without penalty, by providing CoreCivic with at least a 60-day notice. ICE began housing the first residents at the facility in December 2014, and the site was completed during the second quarter of 2015.

Under the fixed monthly payment schedule of the original amended IGSA, ICE agreed to pay CoreCivic $70.0 million in two $35.0 million installments during the fourth quarter of 2014 and graduated fixed monthly payments over the remaining months of the contract. As described in Note 2, CoreCivic used the multiple-element arrangement guidance prescribed in ASC 605, “Revenue Recognition” in determining the total revenue to be recognized over the term of the amended IGSA. CoreCivic determined that there were five distinct elements related to the amended IGSA with ICE. The lease revenue element, representing the operating lease of the site and constructed assets, was valued based on the estimated selling price of the land and building improvements provided to ICE and is recognized proportionately based on the number of beds available. The correctional services revenue element, representing the correctional management services provided to ICE, was valued based on the estimated selling price of similar services CoreCivic provides and is recognized based on labor efforts expended over the contract. The food services revenue element was valued based on the TPE of the contracted outsourced service and is recognized proportionately based on the number of beds available. The educational services revenue element, representing the grade-level appropriate juvenile educational program prescribed under the IGSA, was based on the TPE of the contracted outsourced service and is recognized on a straight-line basis over the period educational services are required to be performed. The construction management services revenue element, representing CoreCivic’s site development and construction management services, was valued based on the estimated selling price of similar services CoreCivic provides and was recognized on a straight-line basis during the first seven months of the IGSA representing the period over which the construction activity was ongoing. During the years ended December 31, 2016, 2015, and 2014, CoreCivic recognized $266.8 million, $244.2 million, and $21.0 million, respectively, in revenue associated with the amended IGSA with the unrecognized balance of the fixed monthly payments reported in deferred revenue. The current portion of deferred revenue is reflected within accounts payable and accrued expenses while the long-term portion is reflected in deferred revenue in the accompanying consolidated balance sheets. As of December 31, 2016 and 2015, total deferred revenue associated with this agreement amounted to $67.0 million and $94.6 million, respectively.

In June 2015, ICE announced a policy change regarding family unit detention that has shortened the duration of ICE detention for those who are awaiting further process before immigration courts. Public policies and views regarding family detention, as well as proposals pertaining to the most effective means to address families crossing the border illegally, continue to evolve. In addition, numerous lawsuits, to which CoreCivic is not a party, have challenged the government’s policy of detaining migrant families.

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

In December 2016, a Texas state court judge blocked efforts by Texas state officials to license the South Texas Family Residential Center as a child care center, ruling that the state officials lacked authority to license such facilities. The state of Texas has appealed this ruling, and the impact of the judge’s decision on family residential detention programs is not yet known. Any court decision or government action that impacts CoreCivic’s existing contract for the South Texas Family Residential Center could materially affect the Company’s cash flows, financial condition, and results of operations.

In December 2015, CoreCivic announced it was awarded a new contract from the Arizona Department of Corrections to house up to an additional 1,000 medium-security inmates at its 1,596-bed Red Rock Correctional Center in Arizona, bringing the contracted bed capacity to 2,000 inmates. In connection with the new contract, CoreCivic expanded its Red Rock facility to a design capacity of 2,024 beds and added additional space for inmate reentry programming. Total cost of the expansion was approximately $37.0 million. Construction was substantially completed at December 31, 2016, although CoreCivic began receiving inmates under the new contract during the third quarter of 2016. As of December 31, 2016, CoreCivic housed approximately 1,700 inmates at the Red Rock Correctional Center.

Pursuant to an agreement with Trousdale County, Tennessee, CoreCivic agreed to finance, design, construct, and operate a 2,552-bed facility to meet the responsibilities of a separate IGSA between Trousdale County and the state of Tennessee regarding correctional services. CoreCivic invested approximately $144.0 million in the Trousdale Turner Correctional Center and construction was completed in the fourth quarter of 2015. In order to guarantee access to the beds at the facility, the IGSA with the state of Tennessee includes a minimum monthly payment plus a per diem payment for each inmate housed in the facility in excess of 90% of the design capacity following completion of the ramp, which occurred in the third quarter of 2016. CoreCivic began housing state of Tennessee inmates at the newly activated facility in January 2016. As of December 31, 2016, CoreCivic housed approximately 2,300 inmates at the Trousdale Turner Correctional Center.

In April 2016, CoreCivic was awarded a contract to continue providing residential reentry services for the BOP, which was a rebid of existing contracts at both of CoreCivic’s CAI facilities, CAI-Boston Avenue and CAI-Ocean View. During the contract rebid process, CoreCivic identified an opportunity to consolidate BOP resident populations at both facilities into the 483-bed CAI-Ocean View facility in order to make available the CAI-Boston Avenue facility for other potential partners and more efficiently utilize available capacity. On July 18, 2016, CoreCivic announced that it received an award from the CDCR to house up to 120 residents as part of The Male Community Reentry Program (“MCRP”) at CoreCivic’s 120-bed CAI-Boston Avenue residential reentry facility in San Diego, California. The MCRP was designed by the CDCR to provide a range of community-based, rehabilitative services to help participants successfully reenter the community and reduce recidivism. The new contract commenced on August 1, 2016 and contains an initial term extending to June 30, 2018, with three one-year renewal options.

Leasing Transactions

In May 2016, CoreCivic entered into a lease with the Oklahoma Department of Corrections (“ODOC”) for its previously idled 2,400-bed North Fork Correctional Facility. The lease agreement commenced on July 1, 2016, and includes a five-year base term with unlimited two-year renewal options. However, the lease agreement permitted the ODOC to utilize the facility for certain activation activities and, therefore, revenue recognition began upon execution of the lease. The average annual rent to be recognized during the base term is $7.3 million, including annual rent in the fifth year of $12.0 million. After the five-year base term, the annual rent will be equal to the rent due during the prior lease year, adjusted for increases in the Consumer Price Index (“CPI”). CoreCivic is responsible for repairs and maintenance, property taxes and property insurance, while all other aspects and costs of facility operations are the responsibility of the ODOC.

Acquisitions

On August 27, 2015, CoreCivic acquired four community corrections facilities from a privately held owner of community corrections facilities and other government leased assets. The four acquired community corrections facilities have a capacity of approximately 600 beds and are leased to Community Education Centers, Inc. (“CEC”) under triple net lease agreements that extend through July 2019 and include multiple five-year lease extension options. CEC separately contracts with the Pennsylvania Department of Corrections and the Philadelphia Prison System to provide rehabilitative and reentry services to residents and inmates at the leased facilities. CoreCivic acquired the four facilities in the real estate-only transaction as a strategic investment that expands the Company’s investment in the residential reentry market. The consideration paid for the asset portfolio consisted of approximately $13.8 million in cash, excluding transaction related expenses. In allocating the purchase price, CoreCivic recorded $13.4 million of net tangible assets and $0.4 million of identifiable intangible assets.

On June 10, 2016, CoreCivic acquired a residential reentry facility in Long Beach, California from a privately held owner for approximately $7.7 million in cash, excluding transaction-related expenses. In allocating the purchase price, CoreCivic recorded $7.4 million of net tangible assets and $0.3 million of identifiable intangible assets. The 112-bed facility is leased to CEC under a triple net lease agreement that extends through June 2020 and includes one five-year lease extension option. CEC separately contracts with the CDCR to provide rehabilitative and reentry services to residents at the leased facility. CoreCivic acquired the facility in the real estate–only transaction as a strategic investment that expands the Company’s investment in the residential reentry market.

Real Estate Closures and Idle Facilities

On July 29, 2016, the BOP elected not to renew its contract at CoreCivic’s owned and managed 1,129-bed Cibola County Corrections Center located in New Mexico. CoreCivic prepared to idle the facility upon expiration of the contract on October 30, 2016. CoreCivic performed an impairment analysis of the Cibola County Corrections Center, which had a net carrying value of $29.4 million as of December 31, 2016, and concluded that this asset has a recoverable value in excess of the carrying value. On October 31, 2016, CoreCivic announced a new contract award to house up to 1,116 ICE detainees at the Cibola facility and began receiving detainees in December 2016 under the new contract. The contract contains an initial term of five years, with renewal options upon mutual agreement.

Based on a decline in offender populations within the state of Colorado and available capacity at other facilities CoreCivic owns in Colorado, CoreCivic idled its 1,488-bed Kit Carson Correctional Center during the third quarter of 2016. Inmate populations from the Kit Carson Correctional Center were transferred to the remaining two company-owned facilities that CoreCivic continues to operate for the Colorado Department of Corrections, the Bent County Correctional Facility and the Crowley County Correctional Facility. CoreCivic idled the Kit Carson Correctional Center following the transfer of the inmate population, and is continuing to market the facility to other customers. CoreCivic performed an impairment analysis of the Kit Carson Correctional Center, which had a net carrying value of $58.8 million as of December 31, 2016, and concluded that this asset has a recoverable value in excess of the carrying value.

CoreCivic also has six additional idled facilities that are currently available and being actively marketed to potential customers. The following table summarizes each of the idled facilities and their respective carrying values, excluding equipment and other assets that could generally be transferred and used at other facilities CoreCivic owns without significant cost (dollars in thousands):

	Design	Date	Net Carrying Values at December 31,
Facility	Capacity	Idled	2016	2015
Prairie Correctional Facility	1,600	2010	$17,071	$17,961
Huerfano County Correctional Center	752	2010	17,542	18,276
Diamondback Correctional Facility	2,160	2010	41,539	43,030
Southeast Kentucky Correctional Facility (1)	656	2012	22,618	23,270
Marion Adjustment Center	826	2013	12,135	12,536
Lee Adjustment Center	816	2015	10,342	10,840
Kit Carson Correctional Center	1,488	2016	58,819	60,039

	8,298		$180,066	$185,952

(1)	Formerly known as the Otter Creek Correctional Center.

From the date each of the aforementioned seven facilities became idle, CoreCivic incurred approximately $8.5 million, $7.3 million, and $6.5 million in operating expenses for the years ended

December 31, 2016, 2015, and 2014, respectively. The operating expenses incurred in 2014 exclude the incremental expenses incurred in connection with the activation of the Diamondback facility which began in the third quarter of 2013 and continued until near the end of the second quarter of 2014, when anticipated opportunities to activate the facility were deferred.

CoreCivic considers the cancellation of a contract as an indicator of impairment and tested each of the aforementioned facilities for impairment when it was notified by the respective customers that they would no longer be utilizing such facility. CoreCivic updates the impairment analyses on an annual basis for each of the idled facilities and evaluates on a quarterly basis market developments for the potential utilization of each of these facilities in order to identify events that may cause CoreCivic to reconsider its most recent assumptions. As a result of CoreCivic’s analyses, CoreCivic determined each of the idled facilities to have recoverable values in excess of the corresponding carrying values.

In the fourth quarter of 2014, CoreCivic made the decision to actively pursue the sale of the Queensgate Correctional Facility, idle since 2009, and the Mineral Wells Pre-Parole Transfer Facility, idle since 2013. CoreCivic reviewed comparable sales data and concluded that either the exit value in the principle market or comparable sales prices for similar properties in the respective geographical areas represented the fair value of these assets. CoreCivic determined the principle market for these assets will be buyers who intend to use the assets for purposes other than as correctional facilities. The aggregate net book value of these facilities prior to the evaluation for impairment was $28.8 million and, as a result of the impairment indicator resulting from the potential sale of the facilities, CoreCivic recorded non-cash impairments totaling $27.8 million during the fourth quarter of 2014 to write down the book values of the Queensgate and Mineral Wells facilities to the estimated fair values using Level 2 inputs for quoted prices of similar assets and assuming asset sales for uses other than correctional facilities.

Sales

In the third quarter of 2014, CoreCivic entered into a purchase and sale agreement with a third party to sell its idled Houston Educational Facility in Houston, Texas for $4.5 million. The Houston Educational Facility was an asset that was previously leased to a charter school operator. CoreCivic closed on the sale during the fourth quarter of 2014. The net book value of this facility prior to the evaluation for impairment was $6.4 million and, as a result of the impairment indicator resulting from the potential sale of the facility, CoreCivic recorded a non-cash impairment of $2.2 million during the second quarter of 2014 to write-down the book value of the facility to the estimated fair value using Level 2 inputs. The ultimate sale price was used as a proxy for the fair value of the facility.

6.	BUSINESS COMBINATIONS

During the fourth quarter of 2015, CoreCivic closed on the acquisition of 100% of the stock of Avalon, along with two additional facilities operated by Avalon. The acquisition included 11 community corrections facilities with approximately 3,000 beds in Oklahoma, Texas, and Wyoming. CoreCivic acquired Avalon, which specializes in community correctional services, drug and alcohol treatment services, and residential reentry services, as a strategic investment that continues to expand the reentry assets CoreCivic owns and the services the Company provides. The aggregate purchase price of $157.5 million, excluding transaction-related expenses, includes two earn-outs. One earn-out for $5.5 million, which was based on the completion of and transition to a newly constructed facility that delivers the contracted services provided at the Dallas Transitional Center, was paid in the second quarter of 2016. The second earn-out for up to $2.0 million was based on the achievement of certain utilization milestones over 12 months following the acquisition.

The utilization milestones were not achieved resulting in a $2.0 million gain recognized in the third quarter of 2016. The gain is reported as revenue in the accompanying statement of operations for the year ended December 31, 2016. The acquisition was funded utilizing cash from CoreCivic’s $900.0 Million Revolving Credit Facility, as defined hereafter.

In allocating the purchase price for the transaction, CoreCivic recorded the following (in millions):

Property and equipment	$119.2
Intangible assets	18.5

Total identifiable assets	137.7
Goodwill	19.8

Total consideration	$157.5

Several factors gave rise to the goodwill recorded in the acquisition, such as the expected benefit from synergies of the combination and the long-term contracts for community corrections services that continue to broaden the scope of solutions CoreCivic provides, from incarceration through release. The results of operations for Avalon have been included in the Company’s consolidated financial statements from the date of acquisition.

On April 8, 2016, CoreCivic closed on the acquisition of 100% of the stock of CMI, along with the real estate used in the operation of CMI’s business from two entities affiliated with CMI. CMI, a privately held community corrections company that operates seven community corrections facilities, including six owned and one leased, with approximately 600 beds in Colorado, specializes in community correctional services, drug and alcohol treatment services, and residential reentry services. CMI provides these services through multiple contracts with three counties in Colorado, as well as the Colorado Department of Corrections, a pre-existing partner of CoreCivic’s. CoreCivic acquired CMI as a strategic investment that continues to expand the reentry assets CoreCivic owns and the services the Company provides. The aggregate purchase price of the transaction was $35.0 million, excluding transaction-related expenses. The transaction was funded utilizing cash from CoreCivic’s $900.0 Million Revolving Credit Facility.

In allocating the purchase price for the transaction, CoreCivic recorded the following (in millions):

Tangible current assets and liabilities, net	$1.0
Property and equipment	29.2
Intangible assets	1.5

Total identifiable assets	31.7
Goodwill	3.3

Total consideration	$35.0

Several factors gave rise to the goodwill recorded in the acquisition, such as the expected benefit from synergies of the combination and the long-term contracts for community corrections services that continues to broaden the scope of solutions CoreCivic provides, from incarceration through release. The results of operations for CMI have been included in the Company’s consolidated financial statements from the date of acquisition.

7.	INVESTMENT IN AFFILIATE

CoreCivic has a 50% ownership interest in APM, an entity holding the management contract for a correctional facility, HM Prison Forest Bank, under a 25-year prison management contract with an agency of the United Kingdom government. CoreCivic has determined that its joint venture investment in APM represents a variable interest entity (“VIE”) in accordance with ASC 810, “Consolidation” of which CoreCivic is not the primary beneficiary. The Forest Bank facility, located in Salford, England, was previously constructed and owned by a wholly-owned subsidiary of CoreCivic, which was sold in April 2001. All gains and losses under the joint venture are accounted for using the equity method of accounting. During 2000, CoreCivic extended a working capital loan to APM, which has an outstanding balance of $2.9 million as of December 31, 2016.

For the years ended December 31, 2016 and 2015, equity in losses of the joint venture was $41,000 and $126,000, respectively. For the year ended December 31, 2014, equity in earnings of the joint venture was $720,000. The equity in losses and earnings of the joint venture is included in other (income) expense in the consolidated statements of operations. As of December 31, 2016, CoreCivic’s equity investment in APM was $0.5 million and is reported in other assets in the accompanying consolidated balance sheets. The outstanding working capital loan of $2.9 million, combined with the $0.5 million investment in APM, represents CoreCivic’s maximum exposure to loss in connection with APM.

8.	OTHER ASSETS

Other assets consist of the following (in thousands):

	December 31,
	2016	2015
Debt issuance costs, less accumulated amortization of $1,633 and $542, respectively	$3,526	$4,879
Intangible lease value, less accumulated amortization of $4,990 and $3,118, respectively	36,598	37,430
Other intangible assets, less accumulated amortization of $1,421 and $363, respectively	4,434	4,191
Deferred leasing costs	7,380	8,021
Notes receivable, net	5,858	7,743
Cash equivalents and cash surrender value of life insurance held in Rabbi trust	13,110	16,946
Deposits	2,117	2,020
Straight-line rent receivable	9,229	3,324
Other	532	150

	$82,784	$84,704

The gross carrying amount of intangible assets amounted to $47.4 million and $45.1 million at December 31, 2016 and 2015, respectively. Of these amounts, $41.6 million and $40.5 million, respectively, was related to intangible lease values. Amortization expense related to intangible assets was $2.9 million, $1.5 million, and $1.4 million for 2016, 2015, and 2014, respectively, and depending upon the nature of the asset, was either reported as operating expense or depreciation and amortization in the accompanying statement of operations for the respective periods.

As of December 31, 2016, the estimated amortization expense related to intangible assets for each of the next five years is as follows (in thousands):

2017	$3,010
2018	3,010
2019	2,718
2020	2,181
2021	1,483

9.	ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER LONG-TERM LIABILITIES

Accounts payable and accrued expenses consist of the following (in thousands):

	December 31,
	2016	2015
Trade accounts payable	$49,866	$72,689
Accrued salaries and wages	29,766	28,871
Accrued dividends	51,496	65,232
Accrued workers’ compensation and auto liability	6,652	6,978
Accrued litigation	9,290	4,176
Accrued employee medical insurance	8,413	7,911
Accrued property taxes	27,707	24,796
Accrued interest	9,526	9,780
Deferred revenue	14,332	31,844
Construction payable	7,845	8,483
Lease financing obligation	11,785	19,775
Other	33,429	37,140

	$260,107	$317,675

The total liability for workers’ compensation and auto liability was $21.4 million and $22.2 million as of December 31, 2016 and 2015, respectively, with the long-term portion included in other long-term liabilities in the accompanying consolidated balance sheets. These liabilities were discounted to the net present value of the outstanding liabilities using a 3.0% rate in 2016 and 2015. These liabilities amounted to $23.9 million and $25.0 million on an undiscounted basis as of December 31, 2016 and 2015, respectively.

Other long-term liabilities consist of the following (in thousands):

	December 31,
	2016	2015
Intangible lease liability	$6,578	$6,965
Accrued workers’ compensation	14,726	15,188
Accrued deferred compensation	9,850	13,253
Lease financing obligation	18,832	21,047
Other	1,856	1,856

	$51,842	$58,309

10.	DEBT

Debt outstanding consists of the following (in thousands):

	December 31,
	2016	2015
$900.0 Million Revolving Credit Facility, principal due at maturity in July 2020; interest payable periodically at variable interest rates. The weighted average rate at December 31, 2016 and 2015 was 2.2% and 1.9%, respectively.	$435,000	$439,000

Term Loan, scheduled principal payments through maturity in July 2020; interest payable periodically at variable interest rates. The rate at December 31, 2016 and 2015 was 2.3% and 2.0%, respectively. Unamortized debt issuance costs amounted to $0.4 million and $0.6 million at December 31, 2016 and 2015, respectively.	95,000	100,000

4.625% Senior Notes, principal due at maturity in May 2023; interest payable semi-annually in May and November at 4.625%. Unamortized debt issuance costs amounted to $3.9 million and $4.5 million at December 31, 2016 and 2015, respectively.	350,000	350,000

4.125% Senior Notes, principal due at maturity in April 2020; interest payable semi-annually in April and October at 4.125%. Unamortized debt issuance costs amounted to $2.7 million and $3.5 million at December 31, 2016 and 2015, respectively.	325,000	325,000

5.0% Senior Notes, principal due at maturity in October 2022; interest payable semi-annually in April and October at 5.0%. Unamortized debt issuance costs amounted to $2.8 million and $3.3 million at December 31, 2016 and 2015, respectively.	250,000	250,000

Total debt	1,455,000	1,464,000
Unamortized debt issuance costs	(9,831)	(11,923)
Current portion of long-term debt	(10,000)	(5,000)

Long-term debt, net	$1,435,169	$1,447,077

Revolving Credit Facility. During July 2015, CoreCivic entered into an amended and restated $900.0 million senior secured revolving credit facility (the “$900.0 Million Revolving Credit Facility”). The $900.0 Million Revolving Credit Facility has an aggregate principal capacity of $900.0 million and a maturity of July 2020. The $900.0 Million Revolving Credit Facility also has an “accordion” feature that provides for uncommitted incremental extensions of credit in the form of increases in the revolving commitments or incremental term loans in an aggregate principal amount up to an additional $350.0 million as requested by CoreCivic, subject to bank approval. At CoreCivic’s option, interest on outstanding borrowings under the $900.0 Million Revolving Credit Facility is based on either a base rate plus a margin ranging from 0.00% to 0.75% or at LIBOR plus a margin ranging from 1.00% to 1.75% based on CoreCivic’s leverage ratio. The $900.0 Million Revolving Credit Facility includes a $30.0 million sublimit for swing line loans that enables CoreCivic to borrow at the base rate from the Administrative Agent without advance notice.

Based on CoreCivic’s current leverage ratio, loans under the $900.0 Million Revolving Credit Facility bear interest at the base rate plus a margin of 0.50% or at LIBOR plus a margin of 1.50%,

and a commitment fee equal to 0.35% of the unfunded balance. The $900.0 Million Revolving Credit Facility also has a $50.0 million sublimit for the issuance of standby letters of credit. As of December 31, 2016, CoreCivic had $435.0 million in borrowings under the $900.0 Million Revolving Credit Facility as well as $9.1 million in letters of credit outstanding resulting in $455.9 million available under the $900.0 Million Revolving Credit Facility.

The $900.0 Million Revolving Credit Facility is secured by a pledge of all of the capital stock of CoreCivic’s domestic subsidiaries, 65% of the capital stock of CoreCivic’s foreign subsidiaries, all of CoreCivic’s accounts receivable, and all of CoreCivic’s deposit accounts. The $900.0 Million Revolving Credit Facility requires CoreCivic to meet certain financial covenants, including, without limitation, a maximum total leverage ratio, a maximum secured leverage ratio, and a minimum fixed charge coverage ratio. As of December 31, 2016, CoreCivic was in compliance with all such covenants. In addition, the $900.0 Million Revolving Credit Facility contains certain covenants that, among other things, limit the incurrence of additional indebtedness, payment of dividends and other customary restricted payments, transactions with affiliates, asset sales, mergers and consolidations, liquidations, prepayments and modifications of other indebtedness, liens and other encumbrances and other matters customarily restricted in such agreements. In addition, the $900.0 Million Revolving Credit Facility is subject to certain cross-default provisions with terms of CoreCivic’s other indebtedness, and is subject to acceleration upon the occurrence of a change of control.

Incremental Term Loan. On October 6, 2015, CoreCivic obtained $100.0 million under an Incremental Term Loan (“Term Loan”) under the “accordion” feature of the $900.0 Million Revolving Credit Facility. As of April 1, 2016, interest rates under the Term Loan are the same as the interest rates under the $900.0 Million Revolving Credit Facility. The interest rate on the Term Loan was at a base rate plus a margin of 0.50% or at LIBOR plus a margin of 1.75% during the first two fiscal quarters following closing of the Term Loan. The Term Loan has the same collateral requirements, financial and certain other covenants, and cross-default provisions as the $900.0 Million Revolving Credit Facility. The Term Loan, which is pre-payable, also has a maturity coterminous with the $900.0 Million Revolving Credit Facility due July 2020, with scheduled quarterly principal payments in years 2016 through 2020. As of December 31, 2016, the outstanding balance of the Term Loan was $95.0 million.

Senior Notes. Interest on the $325.0 million aggregate principal amount of CoreCivic’s 4.125% senior notes issued in April 2013 (the “4.125% Senior Notes”) accrues at the stated rate and is payable in April and October of each year. The 4.125% Senior Notes are scheduled to mature on April 1, 2020. Interest on the $350.0 million aggregate principal amount of CoreCivic’s 4.625% senior notes issued in April 2013 (the “4.625% Senior Notes”) accrues at the stated rate and is payable in May and November of each year. The 4.625% Senior Notes are scheduled to mature on May 1, 2023. Interest on the $250.0 million aggregate principal amount of CoreCivic’s 5.0% senior notes issued in September 2015 (the “5.0% Senior Notes”) accrues at the stated rate and is payable in April and October of each year. The 5.0% Senior Notes are scheduled to mature on October 15, 2022.

The 4.125% Senior Notes, the 4.625% Senior Notes, and the 5.0% Senior Notes, collectively referred to herein as the “Senior Notes”, are senior unsecured obligations of the Company and are guaranteed by all of the Company’s subsidiaries that guarantee the $900.0 Million Revolving Credit Facility. CoreCivic may redeem all or part of the Senior Notes at any time prior to three months before their respective maturity date at a “make-whole” redemption price, plus accrued and unpaid interest thereon to, but not including, the redemption date. Thereafter, the Senior Notes are redeemable at CoreCivic’s option, in whole or in part, at a redemption price equal to 100% of the aggregate principal amount of the notes to be redeemed plus accrued and unpaid interest thereon to, but not including, the redemption date.

CoreCivic may also seek to issue additional debt or equity securities from time to time when the Company determines that market conditions and the opportunity to utilize the proceeds from the issuance of such securities are favorable.

Guarantees and Covenants. All of the domestic subsidiaries of CoreCivic (as the parent corporation) have provided full and unconditional guarantees of the Senior Notes. Each of CoreCivic’s subsidiaries guaranteeing the Senior Notes are 100% owned subsidiaries of CoreCivic; the subsidiary guarantees are full and unconditional and are joint and several obligations of the guarantors; and all non-guarantor subsidiaries are minor (as defined in Rule 3-10(h)(6) of Regulation S-X).

As of December 31, 2016, neither CoreCivic nor any of its subsidiary guarantors had any material or significant restrictions on CoreCivic’s ability to obtain funds from its subsidiaries by dividend or loan or to transfer assets from such subsidiaries.

The indentures governing the Senior Notes contain certain customary covenants that, subject to certain exceptions and qualifications, restrict CoreCivic’s ability to, among other things, make restricted payments; incur additional debt or issue certain types of preferred stock; create or permit to exist certain liens; consolidate, merge or transfer all or substantially all of CoreCivic’s assets; and enter into transactions with affiliates. In addition, if CoreCivic sells certain assets (and generally does not use the proceeds of such sales for certain specified purposes) or experiences specific kinds of changes in control, CoreCivic must offer to repurchase all or a portion of the Senior Notes. The offer price for the Senior Notes in connection with an asset sale would be equal to 100% of the aggregate principal amount of the notes repurchased plus accrued and unpaid interest and liquidated damages, if any, on the notes repurchased to the date of purchase. The offer price for the Senior Notes in connection with a change in control would be 101% of the aggregate principal amount of the notes repurchased plus accrued and unpaid interest and liquidated damages, if any, on the notes repurchased to the date of purchase. The Senior Notes are also subject to certain cross-default provisions with the terms of CoreCivic’s $900.0 Million Revolving Credit Facility, as more fully described hereafter.

Other Debt Transactions

Letters of Credit. At December 31, 2016 and 2015, CoreCivic had $9.1 million and $14.5 million, respectively, in outstanding letters of credit. The letters of credit were issued to secure CoreCivic’s workers’ compensation and general liability insurance policies, performance bonds, and utility deposits. The letters of credit outstanding at December 31, 2016 and 2015 were provided by a sub-facility under the $900.0 Million Revolving Credit Facility.

Debt Maturities

Scheduled principal payments as of December 31, 2016 for the next five years and thereafter were as follows (in thousands):

2017	$10,000
2018	10,000
2019	15,000
2020	820,000
2021	—
Thereafter	600,000

Total debt	$1,455,000

Cross-Default Provisions

The provisions of CoreCivic’s debt agreements relating to the $900.0 Million Revolving Credit Facility and the Senior Notes contain certain cross-default provisions. Any events of default under the $900.0 Million Revolving Credit Facility that results in the lenders’ actual acceleration of amounts outstanding thereunder also result in an event of default under the Senior Notes. Additionally, any events of default under the Senior Notes that give rise to the ability of the holders of such indebtedness to exercise their acceleration rights also result in an event of default under the $900.0 Million Revolving Credit Facility.

If CoreCivic were to be in default under the $900.0 Million Revolving Credit Facility, and if the lenders under the $900.0 Million Revolving Credit Facility elected to exercise their rights to accelerate CoreCivic’s obligations under the $900.0 Million Revolving Credit Facility, such events could result in the acceleration of all or a portion of CoreCivic’s Senior Notes, which would have a material adverse effect on CoreCivic’s liquidity and financial position. CoreCivic does not have sufficient working capital to satisfy its debt obligations in the event of an acceleration of all or a substantial portion of CoreCivic’s outstanding indebtedness.

11.	INCOME TAXES

As discussed in Note 1, the Company began operating in compliance with REIT requirements for federal income tax purposes effective January 1, 2013. As a REIT, the Company must distribute at least 90 percent of its taxable income (including dividends paid to it by its TRSs) and will not pay federal income taxes on the amount distributed to its stockholders. In addition, the Company must meet a number of other organizational and operational requirements. It is management’s intention to adhere to these requirements and maintain the Company’s REIT status. Most states where CoreCivic holds investments in real estate conform to the federal rules recognizing REITs. Certain subsidiaries have made an election with the Company to be treated as TRSs in conjunction with the Company’s REIT election; the TRS elections permit CoreCivic to engage in certain business activities in which the REIT may not engage directly. A TRS is subject to federal and state income taxes on the income from these activities and therefore, CoreCivic includes a provision for taxes in its consolidated financial statements.

Income tax expense is comprised of the following components (in thousands):

	For the Years Ended December 31,
	2016	2015	2014
Current income tax expense
Federal	$10,181	$2,519	$9,326
State	1,983	136	828

	12,164	2,655	10,154

Deferred income tax expense (benefit)
Federal	(3,400)	5,589	(2,280)
State	(511)	117	(931)

	(3,911)	5,706	(3,211)

Income tax expense	$8,253	$8,361	$6,943

Significant components of CoreCivic’s deferred tax assets and liabilities as of December 31, 2016 and 2015, are as follows (in thousands):

	December 31,
	2016	2015
Noncurrent deferred tax assets:
Asset reserves and liabilities not yet deductible for tax	$29,198	$28,589
Tax over book basis of certain assets	866	893
Net operating loss and tax credit carryforwards	5,487	5,287
Intangible contract value	2,570	2,717
Other	346	460

Total noncurrent deferred tax assets	38,467	37,946
Less valuation allowance	(3,436)	(3,780)

Total noncurrent deferred tax assets	35,031	34,166

Noncurrent deferred tax liabilities:
Book over tax basis of certain assets	(9,386)	(15,238)
Intangible lease value	(8,368)	(8,862)
Other	(3,542)	(242)

Total noncurrent deferred tax liabilities	(21,296)	(24,342)

Net total noncurrent deferred tax assets	$13,735	$9,824

The tax benefits associated with equity-based compensation reduced income taxes payable by $1.5 million, $0.5 million, and $0.7 million during 2016, 2015, and 2014, respectively. Such benefits were recorded as increases to stockholders’ equity.

A reconciliation of the income tax provision at the statutory income tax rate and the effective tax rate as a percentage of income from continuing operations before income taxes for the years ended December 31, 2016, 2015, and 2014 is as follows:

	2016	2015	2014
Statutory federal rate	35.0%	35.0%	35.0%
Dividends paid deduction	(32.5)	(31.9)	(31.1)
State taxes, net of federal tax benefit	1.1	0.9	0.8
Permanent differences	0.3	0.4	0.1
Other items, net	(0.3)	(0.8)	(1.4)

	3.6%	3.6%	3.4%

CoreCivic’s effective tax rate was 3.6%, 3.6%, and 3.4% during 2016, 2015, and 2014, respectively. As a REIT, CoreCivic is entitled to a deduction for dividends paid, resulting in a substantial reduction in the amount of federal income tax expense it recognizes. Substantially all of CoreCivic’s income tax expense is incurred based on the earnings generated by its TRSs. CoreCivic’s overall effective tax rate is estimated based on its current projection of taxable income primarily generated in its TRSs. The Company’s consolidated effective tax rate could fluctuate in the future based on changes in estimates of taxable income, the relative amounts of taxable income generated by the TRSs and the REIT, the implementation of additional tax planning strategies, changes in federal or state tax rates or laws affecting tax credits available to the Company, changes in other tax laws, changes in estimates related to uncertain tax positions, or changes in state apportionment factors, as well as changes in the valuation allowance applied to the Company’s deferred tax assets that are based primarily on the amount of state net operating losses and tax credits that could expire unused.

CoreCivic had no liabilities for uncertain tax positions as of December 31, 2016 and 2015. CoreCivic recognizes interest and penalties related to unrecognized tax positions in income tax expense. CoreCivic does not currently anticipate that the total amount of unrecognized tax positions will significantly change in the next twelve months. CoreCivic had an income tax receivable of $8.8 million and $21.2 million as of December 31, 2016 and 2015, respectively, representing overpayment of federal income tax, which is included in prepaid expenses and other current assets in the accompanying consolidated balance sheets.

CoreCivic’s U.S. federal income tax returns for tax years 2013 through 2015 remain subject to examination by the Internal Revenue Service (“IRS”). The IRS completed an audit during the first quarter of 2016 of one of the Company’s TRSs for the year ended December 31, 2013 with no material adjustments. All states in which CoreCivic files income tax returns follow the same statute of limitations as federal, with the exception of the following states whose open tax years include 2012 through 2015: Arizona, California, Colorado, Kentucky, Minnesota, New Jersey, Texas, and Wisconsin.

12.    STOCKHOLDERS’ EQUITY

Dividends on Common Stock

The tax characterization of dividends per share on common shares as reported to stockholders was as follows for the years ended December 31, 2016, 2015, and 2014:

Declaration Date	Record Date	Payable Date	Ordinary Income		Return of Capital		Total Per Share
February 20, 2014	April 2, 2014	April 15, 2014	0.51	(1)	—		$0.51
May 15, 2014	July 2, 2014	July 15, 2014	0.51	(1)	—		$0.51
August 14, 2014	October 2, 2014	October 15, 2014	0.51	(1)	—		$0.51
December 11, 2014	January 2, 2015	January 15, 2015	0.382836	(2)	0.127164		$0.51
February 20, 2015	April 2, 2015	April 15, 2015	0.405355	(3)	0.134645		$0.54
May 14, 2015	July 2, 2015	July 15, 2015	0.405355	(3)	0.134645		$0.54
August 13, 2015	October 2, 2015	October 15, 2015	0.405355	(3)	0.134645		$0.54
December 10, 2015	January 4, 2016	January 15, 2016	0.487167	(4)	0.052833		$0.54
February 19, 2016	April 1, 2016	April 15, 2016	0.487167	(4)	0.052833		$0.54
May 12, 2016	July 1, 2016	July 15, 2016	0.487167	(4)	0.052833		$0.54
August 11, 2016	October 3, 2016	October 17, 2016	0.487167	(4)	0.052833		$0.54
December 8, 2016	January 3, 2017	January 13, 2017	—	(5)	—	(5)	$0.42

(1)	$0.076573 of this amount constitutes a “Qualified Dividend”, as defined by the IRS.
(2)	$0.048357 of this amount constitutes a “Qualified Dividend”, as defined by the IRS.
(3)	$0.051202 of this amount constitutes a “Qualified Dividend”, as defined by the IRS.
(4)	$0.030979 of this amount constitutes a “Qualified Dividend”, as defined by the IRS.
(5)	Taxable in 2017.

Future dividends will depend on CoreCivic’s distribution requirements as a REIT, future earnings, capital requirements, financial condition, opportunities for alternative uses of capital, and on such other factors as the Board of Directors of CoreCivic may consider relevant.

Common Stock

Restricted shares. During 2016, CoreCivic issued approximately 635,000 shares of restricted common stock units (“RSUs”) to certain of its employees and non-employee directors, with an aggregate value of $18.5 million, including 562,000 RSUs to employees and non-employee directors whose compensation is charged to general and administrative expense and 73,000 RSUs to employees whose compensation is charged to operating expense. During 2015, CoreCivic issued approximately 438,000 RSUs to certain of its employees and non-employee directors, with an aggregate value of $17.5 million, including 385,000 RSUs to employees and non-employee directors whose compensation is charged to general and administrative expense and 53,000 RSUs to employees whose compensation is charged to operating expense.

CoreCivic established performance-based vesting conditions on the RSUs awarded to its officers and executive officers in years 2014 through 2016. Unless earlier vested under the terms of the agreements, RSUs issued to officers and executive officers in 2015 and 2016 are subject to vesting over a three-year period based upon the satisfaction of certain annual performance criteria, and no more than one-third of the RSUs may vest in any one performance period. With respect to RSUs issued in 2014, no more than one-third of such shares or RSUs may vest in the first performance period; however, the performance criteria are cumulative for the three-year period. RSUs issued to other employees in 2016, unless earlier vested under the terms of the agreements, generally vest equally on the first, second, and third anniversary of the award. Shares of restricted stock and RSUs issued to other employees in years prior to 2016, unless earlier vested under the terms of the agreements, “cliff” vest on the third anniversary of the award. RSUs issued to non-employee directors vest one year from the date of award.

Nonvested restricted common stock transactions as of December 31, 2016 and for the year then ended are summarized below (in thousands, except per share amounts).

	Shares of restricted common stock and RSUs	Weighted average grant date fair value
Nonvested at December 31, 2015	975	$36.65
Granted	635	$29.08
Cancelled	(152)	$31.53
Vested	(414)	$36.52

Nonvested at December 31, 2016	1,044	$32.84

During 2016, 2015, and 2014, CoreCivic expensed $17.8 million ($1.7 million of which was recorded in operating expenses, $14.4 million of which was recorded in general and administrative expenses, and $1.7 million of which was recorded in restructuring charges), $14.7 million ($1.5 million of which was recorded in operating expenses and $13.2 million of which was recorded in general and administrative expenses), and $12.1 million ($1.4 million of which was recorded in operating expenses and $10.7 million of which was recorded in general and administrative expenses), net of forfeitures, relating to the restricted common stock and RSUs, respectively. As of December 31, 2016, CoreCivic had $16.5 million of total unrecognized compensation cost related to RSUs that is expected to be recognized over a remaining weighted-average period of 1.7 years. The total fair value of restricted common stock and RSUs that vested during 2016, 2015, and 2014 was $15.1 million, $13.9 million, and $9.8 million, respectively.

Restricted stock-based compensation expense of $1.7 million for the year ended December 31, 2016 included in restructuring charges in the consolidated statement of operations reflects the voluntary forfeiture of RSUs awarded in February 2016 to CoreCivic’s chief executive officer, in connection with a restructuring and cost reduction plan implemented during the third quarter of 2016, as further described in Note 13.

Preferred Stock

CoreCivic has the authority to issue 50.0 million shares of $0.01 par value per share preferred stock (the “Preferred Stock”). The Preferred Stock may be issued from time to time upon authorization by the Board of Directors, in such series and with such preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends, qualifications or other provisions as may be fixed by CoreCivic’s Board of Directors.

Stock Option Plans

CoreCivic has equity incentive plans under which, among other things, incentive and non-qualified stock options are granted to certain employees and non-employee directors of CoreCivic by the compensation committee of CoreCivic’s Board of Directors. The options are granted with exercise prices equal to the fair market value on the date of grant. Vesting periods for options granted to employees generally range from three to four years. Options granted to non-employee directors vest on a date approximately following the first anniversary of the grant date. The term of such options is ten years from the date of grant.

In years after 2012, CoreCivic elected not to issue stock options to its non-employee directors, officers, and executive officers as it had in the past and instead elected to issue all of its equity compensation in the form of restricted common stock and RSUs as previously described herein. During 2016, 2015, and 2014, CoreCivic expensed $0.1 million, $0.7 million, and $1.9 million, respectively, net of estimated forfeitures, relating to its outstanding stock options, all of which was charged to general and administrative expenses.

Stock option transactions relating to CoreCivic’s non-qualified stock option plans are summarized below (in thousands, except exercise prices):

	No. of options	Weighted- Average Exercise Price of options	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2015	1,467	$20.37
Granted	—	—
Exercised	(140)	18.81
Cancelled	—	—

Outstanding at December 31, 2016	1,327	$20.53	3.2	$5,442

Exercisable at December 31, 2016	1,327	$20.53	3.2	$5,442

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between CoreCivic’s stock price as of December 31, 2016 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2016. This amount changes based on the fair market value of CoreCivic’s stock. The total intrinsic value of options exercised during the years ended December 31, 2016, 2015, and 2014 was $1.7 million, $7.3 million, and $12.3 million, respectively.

Nonvested stock option transactions relating to CoreCivic’s non-qualified stock option plans as of December 31, 2016 and changes during the year ended December 31, 2016 are summarized below (in thousands, except grant date fair values):

	Number of options	Weighted average grant date fair value
Nonvested at December 31, 2015	51	$6.50
Granted	—	$—
Cancelled	—	$—
Vested	(51)	$6.50

Nonvested at December 31, 2016	—	$—

As of December 31, 2016, CoreCivic had no unrecognized compensation cost related to stock options.

At CoreCivic’s 2011 annual meeting of stockholders held in May 2011, CoreCivic’s stockholders approved an amendment to the 2008 Stock Incentive Plan that increased the authorized limit on issuance of new awards to an aggregate of up to 18.0 million shares. In addition, during the 2003 annual meeting the stockholders approved the adoption of CoreCivic’s Non-Employee Directors’

Compensation Plan, authorizing CoreCivic to issue up to 225,000 shares of common stock pursuant to the plan. As of December 31, 2016, CoreCivic had 9.2 million shares available for issuance under the Amended and Restated 2008 Stock Incentive Plan and 0.2 million shares available for issuance under the Non-Employee Directors’ Compensation Plan.

13.	RESTRUCTURING AND COST REDUCTION PLAN

During the third quarter of 2016, CoreCivic announced a restructuring of its corporate operations and implementation of a cost reduction plan, resulting in the elimination of approximately 12% of the corporate workforce at its headquarters. The restructuring realigns the corporate structure to more effectively serve facility operations and support the progression of CoreCivic’s business diversification strategy. CoreCivic reported a charge in the third quarter of 2016 of $4.0 million associated with this restructuring. This charge primarily consists of cash payments for severance and related benefits to terminated employees and a non-cash charge associated with the voluntary forfeiture by CoreCivic’s chief executive officer of an RSU award, as described in Note 12. The impact of these staffing reductions, together with the implementation of the cost reduction plan, are expected to result in annual expense savings of approximately $9.0 million, most of which are general and administrative expenses. A substantial portion of these expense savings commenced in the fourth quarter of 2016.

14.	EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the year. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. For CoreCivic, diluted earnings per share is computed by dividing net income by the weighted average number of common shares after considering the additional dilution related to restricted share grants and stock options.

A reconciliation of the numerator and denominator of the basic earnings per share computation to the numerator and denominator of the diluted earnings per share computation is as follows (in thousands, except per share data):

	For the Years Ended December 31,
	2016	2015	2014
NUMERATOR
Basic:
Net income	$219,919	$221,854	$195,022

Diluted:
Net income	$219,919	$221,854	$195,022

DENOMINATOR
Basic:
Weighted average common shares outstanding	117,384	116,949	116,109

Diluted:
Weighted average common shares outstanding	117,384	116,949	116,109
Effect of dilutive securities:
Stock options	306	631	895
Restricted stock-based awards	101	205	308

Weighted average shares and assumed conversions	117,791	117,785	117,312

BASIC EARNINGS PER SHARE	$1.87	$1.90	$1.68

DILUTED EARNINGS PER SHARE	$1.87	$1.88	$1.66

Approximately 268,000, 8,000, and 12,000 stock options were excluded from the computations of diluted earnings per share for the years ended December 31, 2016, 2015, and 2014, respectively, because they were anti-dilutive.

15.    COMMITMENTS AND CONTINGENCIES

Legal Proceedings

General. The nature of CoreCivic’s business results in claims and litigation alleging that it is liable for damages arising from the conduct of its employees, offenders or others. The nature of such claims includes, but is not limited to, claims arising from employee or offender misconduct, medical malpractice, employment matters, property loss, contractual claims, including claims regarding compliance with contract performance requirements, and personal injury or other damages resulting from contact with CoreCivic’s facilities, personnel or offenders, including damages arising from an offender’s escape or from a disturbance at a facility. CoreCivic maintains insurance to cover many of these claims, which may mitigate the risk that any single claim would have a material effect on CoreCivic’s consolidated financial position, results of operations, or cash flows, provided the claim is one for which coverage is available. The combination of self-insured retentions and deductible amounts means that, in the aggregate, CoreCivic is subject to substantial self-insurance risk.

CoreCivic records litigation reserves related to certain matters for which it is probable that a loss has been incurred and the range of such loss can be estimated. Based upon management’s review of the potential claims and outstanding litigation and based upon management’s experience and history of estimating losses, and taking into consideration CoreCivic’s self-insured retention amounts, management believes a loss in excess of amounts already recognized would not be material to

CoreCivic’s financial statements. In the opinion of management, there are no pending legal proceedings that would have a material effect on CoreCivic’s consolidated financial position, results of operations, or cash flows. Any receivable for insurance recoveries is recorded separately from the corresponding litigation reserve, and only if recovery is determined to be probable. Adversarial proceedings and litigation are, however, subject to inherent uncertainties, and unfavorable decisions and rulings resulting from legal proceedings could occur which could have a material adverse impact on CoreCivic’s consolidated financial position, results of operations, or cash flows for the period in which such decisions or rulings occur, or future periods. Expenses associated with legal proceedings may also fluctuate from quarter to quarter based on changes in CoreCivic’s assumptions, new developments, or by the effectiveness of CoreCivic’s litigation and settlement strategies.

Insurance Contingencies

Each of CoreCivic’s management contracts and the statutes of certain states require the maintenance of insurance. CoreCivic maintains various insurance policies including employee health, workers’ compensation, automobile liability, and general liability insurance. These policies are fixed premium policies with various deductible amounts that are self-funded by CoreCivic. Reserves are provided for estimated incurred claims for which it is probable that a loss has been incurred and the range of such loss can be estimated.

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

During 1997, HCCFC issued $72.7 million of revenue bonds, which were primarily used for the construction of a 2,016-bed medium security correctional facility. In addition, HCCFC entered into a construction and management agreement with CoreCivic in order to assure the timely and coordinated acquisition, construction, development, marketing and operation of the correctional facility.

HCCFC leases the correctional facility to Hardeman County in exchange for all revenue from the operation of the facility. HCCFC has, in turn, entered into a management agreement with CoreCivic for the correctional facility.

In connection with the issuance of the revenue bonds, CoreCivic is obligated, under a debt service deficit agreement, to pay the trustee of the bond’s trust indenture (the “Trustee”) amounts necessary to pay any debt service deficits consisting of principal and interest requirements (outstanding principal balance of $6.6 million at December 31, 2016 plus future interest payments). In the event the state of Tennessee, which is currently utilizing the facility to house certain inmates, exercises its option to purchase the correctional facility, CoreCivic is also obligated to pay the difference between principal and interest owed on the bonds on the date set for the redemption of the bonds and amounts paid by the state of Tennessee for the facility plus all other funds on deposit with the Trustee and available for redemption of the bonds. At the option of the state of Tennessee, ownership of the facility would revert to the State in August 2017 at no cost. Therefore, CoreCivic does not currently believe the state of Tennessee will exercise its option to purchase the facility. At December 31, 2016, the outstanding principal balance of the bonds exceeded the purchase price option by $4.6 million.

Retirement Plan

All employees of CoreCivic are eligible to participate in the Corrections Corporation of America 401(k) Savings and Retirement Plan (the “Plan”) upon reaching age 18 and completing one year of qualified service. Eligible employees may contribute up to 90% of their eligible compensation, subject to IRS limitations. For the years ended December 31, 2016, 2015, and 2014, CoreCivic provided a discretionary matching contribution equal to 100% of the employee’s contributions up to 5% of the employee’s eligible compensation to employees with at least one thousand hours of employment in the plan year. Prior to January 1, 2012, employer contributions were made to those who were employed by CoreCivic on the last day of the plan year, and investment earnings or losses thereon become vested 20% after two years of service, 40% after three years of service, 80% after four years of service, and 100% after five or more years of service. Effective January 1, 2012, the Plan adopted a safe harbor provision that provides, among other changes, future employer matching contributions to be paid into the Plan each pay period and vest immediately.

During 2016, 2015, and 2014, CoreCivic’s discretionary contributions to the Plan, net of forfeitures, were $12.0 million, $12.0 million, and $11.1 million, respectively.

Deferred Compensation Plans

During 2002, the compensation committee of the board of directors approved CoreCivic’s adoption of two non-qualified deferred compensation plans (the “Deferred Compensation Plans”) for non-employee directors and for certain senior executives. The Deferred Compensation Plans are unfunded plans maintained for the purpose of providing CoreCivic’s directors and certain of its senior executives the opportunity to defer a portion of their compensation. Under the terms of the Deferred Compensation Plans, certain senior executives may elect to contribute on a pre-tax basis up to 50% of their base salary and up to 100% of their cash bonus, and non-employee directors may elect to contribute on a pre-tax basis up to 100% of their director retainer and meeting fees. During the years ended December 31, 2016, 2015, and 2014, CoreCivic matched 100% of employee contributions up to 5% of total cash compensation. CoreCivic also contributes a fixed rate of return on balances in the Deferred Compensation Plans, determined at the beginning of each plan year. Matching contributions and investment earnings thereon become vested 20% after two years of service, 40% after three years of service, 80% after four years of service, and 100% after five or more years of service.    Distributions are generally payable no earlier than five years subsequent to the date an individual becomes a participant in the Plan, or upon termination of employment (or the date a director ceases to serve as a director of CoreCivic), at the election of the participant. Distributions to senior executives must commence on or before the later of 60 days after the participant’s separation from service or the fifteenth day of the month following the month the individual attains age 65.

During 2016, 2015, and 2014, CoreCivic provided a fixed return of 5.45%, 5.6%, and 5.6%, respectively, to participants in the Deferred Compensation Plans. CoreCivic has purchased life insurance policies on the lives of certain employees of CoreCivic, which are intended to fund distributions from the Deferred Compensation Plans. CoreCivic is the sole beneficiary of such policies. At the inception of the Deferred Compensation Plans, CoreCivic established an irrevocable Rabbi Trust to secure the plans’ obligations. However, assets in the Deferred Compensation Plans are subject to creditor claims in the event of bankruptcy. During 2016, 2015, and 2014, CoreCivic recorded $0.2 million, $0.3 million, and $0.2 million, respectively, of matching contributions as general and administrative expense associated with the Deferred Compensation Plans. Assets in the Rabbi Trust were $13.1 million and $16.9 million as of December 31, 2016 and 2015, respectively. As of December 31, 2016 and 2015, CoreCivic’s liability related to the Deferred Compensation Plans was $10.6 million and $15.1 million, respectively, which was reflected in accounts payable and accrued expenses and other liabilities in the accompanying balance sheets.

Employment and Severance Agreements

CoreCivic currently has employment agreements with several of its executive officers, which provide for the payment of certain severance amounts upon termination of employment under certain circumstances or a change of control, as defined in the agreements.

16.    SEGMENT REPORTING

As of December 31, 2016, CoreCivic owned and managed 66 facilities, and managed 11 facilities it did not own. In addition, CoreCivic owned eight facilities that it leased to third-party operators. Management views CoreCivic’s operating results in one operating segment. However, the Company has chosen to report financial performance segregated for (1) owned and managed facilities and (2) managed-only facilities as the Company believes this information is useful to users of the financial statements. Owned and managed facilities include the operating results of those facilities placed into service that were owned or controlled via a long-term lease and managed by CoreCivic. Managed-only facilities include the operating results of those facilities owned by a third party and managed by CoreCivic. The operating performance of the owned and managed and the managed-only facilities can be measured based on their net operating income. CoreCivic defines facility net operating income as a facility’s operating income or loss from operations before interest, taxes, asset impairments, depreciation, and amortization.

The revenue and net operating income for the owned and managed and the managed-only facilities and a reconciliation to CoreCivic’s operating income is as follows for the three years ended December 31, 2016, 2015, and 2014 (in thousands):

	For the Years Ended December 31,
	2016	2015	2014
Revenue:
Owned and managed	$1,603,671	$1,543,750	$1,379,986
Managed-only	205,420	211,995	232,685

Total management revenue	1,809,091	1,755,745	1,612,671

Operating expenses:
Owned and managed	1,068,031	1,038,070	928,857
Managed-only	183,643	190,010	207,355

Total operating expenses	1,251,674	1,228,080	1,136,212

Facility net operating income
Owned and managed	535,640	505,680	451,129
Managed-only	21,777	21,985	25,330

Total facility net operating income	557,417	527,665	476,459

Other revenue (expense):
Rental and other revenue	40,694	37,342	34,196
Other operating expense	(23,912)	(28,048)	(19,923)
General and administrative	(107,027)	(103,936)	(106,429)
Depreciation and amortization	(166,746)	(151,514)	(113,925)
Restructuring charges	(4,010)	—	—
Asset impairments	—	(955)	(30,082)

Operating income	$296,416	$280,554	$240,296

The following table summarizes capital expenditures including accrued amounts for the years ended December 31, 2016, 2015, and 2014 (in thousands):

	For the Years Ended December 31,
	2016	2015	2014
Capital expenditures:
Owned and managed	$108,241	$382,781	$246,333
Managed-only	5,749	4,049	3,171
Corporate and other	20,541	28,611	13,056

Total capital expenditures	$134,531	$415,441	$262,560

The total assets are as follows (in thousands):

	December 31,
	2016	2015
Assets:
Owned and managed	$2,841,799	$2,966,762
Managed-only	62,292	54,491
Corporate and other	367,513	334,765

Total assets	$3,271,604	$3,356,018

17.    SUBSEQUENT EVENTS

During February 2017, CoreCivic issued approximately 0.5 million RSUs to certain of CoreCivic’s employees and non-employee directors, with an aggregate value of $17.7 million. Unless earlier vested under the terms of the RSU agreement, approximately 0.3 million RSUs were issued to officers and executive officers and are subject to vesting over a three-year period based upon satisfaction of certain annual performance criteria for the fiscal years ending December 31, 2017, 2018, and 2019. Approximately 0.2 million RSUs issued to other employees vest evenly on the first, second, and third anniversary of the award. Shares of RSUs issued to non-employee directors vest on the first anniversary of the award. Any RSUs that become vested will be settled in shares of CoreCivic’s common stock.

On February 17, 2017, the Company’s Board of Directors declared a quarterly dividend of $0.42 per common share payable April 17, 2017 to stockholders of record on April 3, 2017.

18.    CONDENSED CONSOLIDATING FINANCIAL STATEMENTS OF CORECIVIC AND SUBSIDIARIES

The following condensed consolidating financial statements of CoreCivic and subsidiaries have been prepared pursuant to Rule 3-10 of Regulation S-X. These condensed consolidating financial statements have been prepared from the Company’s financial information on the same basis of accounting as the consolidated financial statements.

CONDENSED CONSOLIDATING BALANCE SHEET

As of December 31, 2016

(in thousands)

	Parent	Combined Subsidiary Guarantors	Consolidating Adjustments and Other	Total Consolidated Amounts
ASSETS
Cash and cash equivalents	$11,378	$26,333	$—	$37,711
Accounts receivable, net of allowance	237,495	270,952	(278,562)	229,885
Prepaid expenses and other current assets	7,582	30,123	(6,477)	31,228

Total current assets	256,455	327,408	(285,039)	298,824
Property and equipment, net	2,493,025	344,632	—	2,837,657
Restricted cash	218	—	—	218
Goodwill	23,231	15,155	—	38,386
Non-current deferred tax assets	—	14,056	(321)	13,735
Other assets	339,173	57,873	(314,262)	82,784

Total assets	$3,112,102	$759,124	$(599,622)	$3,271,604

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued expenses	$203,074	$342,072	$(285,039)	$260,107
Income taxes payable	1,850	236	—	2,086
Current portion of long-term debt	10,000	—	—	10,000

Total current liabilities	214,924	342,308	(285,039)	272,193
Long-term debt, net	1,436,186	113,983	(115,000)	1,435,169
Non-current deferred tax liabilities	321	—	(321)	—
Deferred revenue	—	53,437	—	53,437
Other liabilities	1,708	50,134	—	51,842

Total liabilities	1,653,139	559,862	(400,360)	1,812,641

Total stockholders’ equity	1,458,963	199,262	(199,262)	1,458,963

Total liabilities and stockholders’ equity	$3,112,102	$759,124	$(599,622)	$3,271,604

CONDENSED CONSOLIDATING BALANCE SHEET

As of December 31, 2015

(in thousands)

	Parent	Combined Subsidiary Guarantors	Consolidating Adjustments and Other	Total Consolidated Amounts
ASSETS
Cash and cash equivalents	$15,666	$49,625	$—	$65,291
Restricted cash	637	240	—	877
Accounts receivable, net of allowance	300,632	159,286	(225,462)	234,456
Prepaid expenses and other current assets	3,760	43,706	(6,032)	41,434

Total current assets	320,695	252,857	(231,494)	342,058
Property and equipment, net	2,526,278	356,782	—	2,883,060
Restricted cash	131	—	—	131
Investment in direct financing lease	684	—	—	684
Goodwill	20,402	15,155	—	35,557
Non-current deferred tax assets	—	10,217	(393)	9,824
Other assets	241,510	57,120	(213,926)	84,704

Total assets	$3,109,700	$692,131	$(445,813)	$3,356,018

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued expenses	$191,600	$357,569	$(231,494)	$317,675
Income taxes payable	—	1,920	—	1,920
Current portion of long-term debt	5,000	—	—	5,000

Total current liabilities	196,600	359,489	(231,494)	324,595
Long-term debt, net	1,448,316	113,761	(115,000)	1,447,077
Non-current deferred tax liabilities	393	—	(393)	—
Deferred revenue	—	63,289	—	63,289
Other liabilities	1,643	56,666	—	58,309

Total liabilities	1,646,952	593,205	(346,887)	1,893,270

Total stockholders’ equity	1,462,748	98,926	(98,926)	1,462,748

Total liabilities and stockholders’ equity	$3,109,700	$692,131	$(445,813)	$3,356,018

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the year ended December 31, 2016

(in thousands)

	Parent	Combined Subsidiary Guarantors	Consolidating Adjustments and Other	Total Consolidated Amounts
REVENUES	$1,182,765	$1,542,231	$(875,211)	$1,849,785

EXPENSES:
Operating	904,750	1,246,047	(875,211)	1,275,586
General and administrative	35,440	71,587	—	107,027
Depreciation and amortization	84,842	81,904	—	166,746
Restructuring charges	197	3,813	—	4,010

	1,025,229	1,403,351	(875,211)	1,553,369

OPERATING INCOME	157,536	138,880	—	296,416

OTHER (INCOME) EXPENSE:
Interest expense, net	51,928	15,827	—	67,755
Other (income) expense	995	(548)	42	489

	52,923	15,279	42	68,244

INCOME BEFORE INCOME TAXES	104,613	123,601	(42)	228,172

Income tax expense	(1,896)	(6,357)	—	(8,253)

INCOME BEFORE EQUITY IN SUBSIDIARIES	102,717	117,244	(42)	219,919

Income from equity in subsidiaries	117,202	—	(117,202)	—

NET INCOME	$219,919	$117,244	$(117,244)	$219,919

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the year ended December 31, 2015

(in thousands)

	Parent	Combined Subsidiary Guarantors	Consolidating Adjustments and Other	Total Consolidated Amounts
REVENUES	$1,184,878	$1,469,105	$(860,896)	$1,793,087

EXPENSES:
Operating	889,203	1,227,821	(860,896)	1,256,128
General and administrative	33,248	70,688	—	103,936
Depreciation and amortization	82,745	68,769	—	151,514
Asset impairments	—	955	—	955

	1,005,196	1,368,233	(860,896)	1,512,533

OPERATING INCOME	179,682	100,872	—	280,554

OTHER (INCOME) EXPENSE:
Interest expense, net	35,919	13,777	—	49,696
Expenses associated with debt refinancing transactions	701	—	—	701
Other (income) expense	232	(414)	124	(58)

	36,852	13,363	124	50,339

INCOME BEFORE INCOME TAXES	142,830	87,509	(124)	230,215

Income tax expense	(1,541)	(6,820)	—	(8,361)

INCOME BEFORE EQUITY IN SUBSIDIARIES	141,289	80,689	(124)	221,854

Income from equity in subsidiaries	80,565	—	(80,565)	—

NET INCOME	$221,854	$80,689	$(80,689)	$221,854

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the year ended December 31, 2014

(in thousands)

	Parent	Combined Subsidiary Guarantors	Consolidating Adjustments and Other	Total Consolidated Amounts
REVENUES	$1,250,199	$1,268,654	$(871,986)	$1,646,867

EXPENSES:
Operating	896,470	1,131,651	(871,986)	1,156,135
General and administrative	33,508	72,921	—	106,429
Depreciation and amortization	80,820	33,105	—	113,925
Asset impairments	29,915	167	—	30,082

	1,040,713	1,237,844	(871,986)	1,406,571

OPERATING INCOME	209,486	30,810	—	240,296

OTHER (INCOME) EXPENSE:
Interest expense, net	35,138	4,397	—	39,535
Other (income) expense	302	(786)	(720)	(1,204)

	35,440	3,611	(720)	38,331

INCOME BEFORE INCOME TAXES	174,046	27,199	720	201,965

Income tax expense	(552)	(6,391)	—	(6,943)

INCOME BEFORE EQUITY IN SUBSIDIARIES	173,494	20,808	720	195,022

Income from equity in subsidiaries	21,528	—	(21,528)	—

NET INCOME	$195,022	$20,808	$(20,808)	$195,022

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the year ended December 31, 2016

(in thousands)

	Parent	Combined Subsidiary Guarantors	Consolidating Adjustments And Other	Total Consolidated Amounts
Net cash provided by operating activities	$295,366	$80,007	$—	$375,373
Net cash used in investing activities	(19,317)	(69,571)	(33,300)	(122,188)
Net cash provided by (used in) financing activities	(280,337)	(33,728)	33,300	(280,765)

Net decrease in cash and cash equivalents	(4,288)	(23,292)	—	(27,580)

CASH AND CASH EQUIVALENTS, beginning of year	15,666	49,625	—	65,291

CASH AND CASH EQUIVALENTS, end of year	$11,378	$26,333	$—	$37,711

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the year ended December 31, 2015

(in thousands)

	Parent	Combined Subsidiary Guarantors	Consolidating Adjustments And Other	Total Consolidated Amounts
Net cash provided by operating activities	$102,371	$297,427	$—	$399,798
Net cash used in investing activities	(93,891)	(212,215)	(103,175)	(409,281)
Net cash provided by (used in) financing activities	(5,151)	(97,643)	103,175	381

Net (decrease) increase in cash and cash equivalents	3,329	(12,431)	—	(9,102)

CASH AND CASH EQUIVALENTS, beginning of year	12,337	62,056	—	74,393

CASH AND CASH EQUIVALENTS, end of year	$15,666	$49,625	$—	$65,291

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the year ended December 31, 2014

(in thousands)

	Parent	Combined Subsidiary Guarantors	Consolidating Adjustments And Other	Total Consolidated Amounts
Net cash provided by operating activities	$296,087	$127,494	$—	$423,581
Net cash used in investing activities	(73,404)	(102,337)	(21,146)	(196,887)
Net cash provided by (used in) financing activities	(241,993)	(9,373)	21,146	(230,220)

Net (decrease) increase in cash and cash equivalents	(19,310)	15,784	—	(3,526)

CASH AND CASH EQUIVALENTS, beginning of year	31,647	46,272	—	77,919

CASH AND CASH EQUIVALENTS, end of year	$12,337	$62,056	$—	$74,393

19.    SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Selected quarterly financial information for each of the quarters in the years ended December 31, 2016 and 2015 is as follows (in thousands, except per share data):

	March 31, 2016	June 30, 2016	September 30, 2016	December 31, 2016
Revenue	$447,385	$463,331	$474,935	$464,134
Operating income	64,928	77,176	73,953	80,359
Net income	46,307	57,583	55,340	60,689

Basic earnings per share:
Net income	$0.39	$0.49	$0.47	$0.52

Diluted earnings per share:
Net income	$0.39	$0.49	$0.47	$0.52

	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015
Revenue	$426,000	$459,295	$459,957	$447,835
Operating income	68,826	79,753	65,436	66,539
Net income	57,277	65,303	50,676	48,598

Basic earnings per share:
Net income	$0.49	$0.56	$0.43	$0.41

Diluted earnings per share:
Net income	$0.49	$0.55	$0.43	$0.41

CORECIVIC, INC. AND SUBSIDIARIES

SCHEDULE III - REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2016

(in thousands)

Description	Location	Initial Cost to Company		Cost Capitalized Subsequent to Acquisition	Gross Amount at Which Carried at Close of Period			Accumulated Depreciation (B)	Date Constructed/ Acquired
		Land	Buildings and Improvements		Land and Land Improvements	Buildings and Leasehold Improvements	Total (A)
Adams County Correctional Center	Adams County, Mississippi	$874	$119,565	$2,876	$1,084	$122,231	$123,315	$(20,086)	2008
Austin Residential Reentry Center	Del Valle, Texas	4,190	1,058	$301	$4,191	$1,358	$5,549	$(81)	2015
Austin Transitional Center	Del Valle, Texas	19,488	4,607	$868	$19,497	$5,466	$24,963	$(279)	2015
Bent County Correctional Facility	Las Animas, Colorado	550	13,115	$67,054	$1,331	$79,388	$80,719	$(22,024)	1992
Bridgeport Pre-Parole Transfer Facility	Bridgeport, Texas	70	291	$588	$209	$740	$949	$(552)	1995
Broad Street Residential Reentry Center	Philadelphia, Pennsylvania	663	2,700	$—	$663	$2,700	$3,363	$(96)	2015
CAI Boston Avenue	San Diego, California	800	11,440	$674	$834	$12,080	$12,914	$(1,330)	2013
California City Correctional Center	California City, California	1,785	125,337	$9,192	$2,542	$133,772	$136,314	$(45,442)	1999
Carver Transitional Center	Oklahoma City, Oklahoma	8,562	4,631	$980	$8,563	$5,610	$14,173	$(274)	2015
Centennial Community Transition Center	Englewood, Colorado	4,905	1,256	$131	$4,907	$1,385	$6,292	$(37)	2016
Central Arizona Detention Center	Florence, Arizona	1,298	57,857	$32,720	$3,091	$88,784	$91,875	$(32,861)	1994
Chester Residential Reentry Center	Chester, Pennsylvania	657	2,679	$—	$657	$2,679	$3,336	$(95)	2015
Cheyenne Transitional Center	Cheyenne, Wyoming	5,567	2,092	$405	$5,567	$2,497	$8,064	$(130)	2015
Cibola County Corrections Center	Milan, New Mexico	444	16,215	$30,204	$1,323	$45,540	$46,863	$(17,433)	1994
Cimarron Correctional Facility	Cushing, Oklahoma	250	71,303	$43,179	$598	$114,134	$114,732	$(33,999)	1997
Coffee Correctional Facility	Nicholls, Georgia	194	28,361	$49,191	$848	$76,898	$77,746	$(20,721)	1998
Columbine Facility	Denver, Colorado	1,414	488	$99	$1,415	$586	$2,001	$(16)	2016

Corpus Christi Transitional Center	Corpus Christi, Texas	—	1,886	$407	$—	$2,293	$2,293	$(279)	2015
Crossroads Correctional Center	Shelby, Montana	413	33,196	$8,525	$1,173	$40,961	$42,134	$(33,236)	1999
Crowley County Correctional Facility	Olney Springs, Colorado	211	46,845	$28,846	$2,481	$73,421	$75,902	$(21,483)	2003
D.C. Correctional Treatment Facility	Washington, D.C.	—	—	$6,131	$71	$6,060	$6,131	$(6,022)	2001
Dahlia Facility	Denver, Colorado	6,788	727	$86	$6,788	$813	$7,601	$(22)	2016
Dallas Transitional Center	Hutchins, Texas	—	3,852	$1,699	$—	$5,551	$5,551	$(377)	2015
Davis Correctional Facility	Holdenville, Oklahoma	250	66,701	$40,340	$890	$106,401	$107,291	$(32,059)	1996
Diamondback Correctional Facility	Watonga, Oklahoma	208	41,677	$22,585	$567	$63,903	$64,470	$(22,931)	1998
Eden Detention Center	Eden, Texas	925	27,645	$33,793	$5,502	$56,861	$62,363	$(21,094)	1995
El Paso Multi-Use Facility	El Paso, Texas	14,936	4,536	$1,005	$14,936	$5,541	$20,477	$(287)	2015
El Paso Transitional Center	El Paso, Texas	10,325	4,198	$700	$10,325	$4,898	$15,223	$(240)	2015
Eloy Detention Center	Eloy, Arizona	498	33,308	$14,784	$1,851	$46,739	$48,590	$(18,207)	1995
Florence Correctional Center	Florence, Arizona	—	75,674	$11,783	$1,043	$86,414	$87,457	$(29,198)	1999
Fort Worth Transitional Center	Fort Worth, Texas	3,251	334	$244	$3,252	$577	$3,829	$(217)	2015
Fox Facility and Training Center	Denver, Colorado	3,038	1,203	$143	$3,038	$1,346	$4,384	$(36)	2016
Houston Processing Center	Houston, Texas	2,250	53,373	$39,307	$3,429	$91,501	$94,930	$(31,768)	1984
Huerfano County Correctional Center	Walsenburg, Colorado	124	26,358	$4,095	$984	$29,593	$30,577	$(13,034)	1997

CORECIVIC, INC. AND SUBSIDIARIES

SCHEDULE III - REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2016

(in thousands)

Description	Location	Initial Cost to Company		Cost Capitalized Subsequent to Acquisition	Gross Amount at Which Carried at Close of Period					Accumulated Depreciation (B)	Date Constructed/ Acquired
		Land	Buildings and Improvements		Land and Land Improvements	Buildings and Leasehold Improvements	Total (A)
Jenkins Correctional Center	Millen, Georgia	208	48,158	$122	$237	$48,251	$48,488			$(4,687)	2012
Kit Carson Correctional Center	Burlington, Colorado	432	35,980	$43,439	$1,048	$78,803	$79,851			$(21,032)	1998
La Palma Correctional Center	Eloy, Arizona	283	183,155	$13,241	$483	$196,196	$196,679			$(35,449)	2008
Lake Erie Correctional Institution	Conneaut, Ohio	2,871	69,779	$3,909	$3,669	$72,890	$76,559			$(7,702)	2011
Laredo Processing Center	Laredo, Texas	788	26,737	$2,263	$968	$28,820	$29,788			$(11,050)	1985
Leavenworth Detention Center	Leavenworth, Kansas	130	44,970	$43,100	$487	$87,713	$88,200			$(26,984)	1992
Lee Adjustment Center	Beattyville, Kentucky	500	515	$16,089	$1,217	$15,887	$17,104			$(6,763)	1998
Leo Chesney Correctional Center	Live Oak, California	250	4,774	$1,577	$250	$6,351	$6,601			$(2,801)	1989
Long Beach Community Corrections Center	Long Beach, California	5,038	2,413	$—	$5,038	$2,413	$7,451			$(35)	2016
Longmont Community Treatment Center	Longmont, Colorado	3,364	582	$71	$3,363	$654	$4,017			$(18)	2016
Marion Adjustment Center	St. Mary, Kentucky	250	9,994	$8,302	$915	$17,631	$18,546			$(6,411)	1998
McRae Correctional Facility	McRae, Georgia	462	60,396	$18,088	$1,095	$77,851	$78,946			$(19,407)	2000
Mineral Wells Pre-Parole Transfer Facility	Mineral Wells, Texas	176	22,589	$—	$100	$—	$100	(C	)	$—	1995
Nevada Southern Detention Center	Pahrump, Nevada	7,548	64,362	$10,011	$8,330	$73,591	$81,921			$(11,086)	2010
North Fork Correctional Facility	Sayre, Oklahoma	—	42,166	$59,619	$355	$101,430	$101,785			$(29,000)	1998
Northeast Ohio Correctional Center	Youngstown, Ohio	750	39,583	$8,776	$1,854	$47,255	$49,109			$(18,145)	1997
Northwest New Mexico Correctional Center	Grants, New Mexico	142	15,888	$14,706	$816	$29,920	$30,736			$(12,590)	1989
Otay Mesa Detention Center	San Diego, California	28,845	114,411	$8,779	$37,005	$115,030	$152,035	(D	)	$(3,893)	2015
Prairie Correctional Facility	Appleton, Minnesota	100	22,306	$9,008	$1,065	$30,349	$31,414			$(14,343)	1991

Queensgate Correctional Facility	Cincinnati, Ohio	750	15,221	$498	$340	$498	$838	(C	)	$(30)	1998
Red Rock Correctional Center	Eloy, Arizona	10	78,456	$49,875	$256	$128,085	$128,341			$(25,469)	2006
Roth Hall Residential Reentry Center	Philadelphia, PA	654	2,693	$—	$654	$2,693	$3,347			$(96)	2015
Saguaro Correctional Facility	Eloy, Arizona	193	98,903	$585	$483	$99,198	$99,681			$(19,218)	2007
San Diego Correctional Facility	San Diego, California	—	92,458	$—	$—	$—	$—	(D	)	$—	1999
Shelby Training Center	Memphis, Tennessee	150	6,393	$3,076	$275	$9,344	$9,619			$(9,422)	1986
South Texas Family Residential Center	Dilley, Texas	—	146,974	$8,714	$35	$155,653	$155,688	(E	)	$(72,525)	2015
Southeast Kentucky Correctional Facility	Wheelwright, Kentucky	500	24,487	$11,525	$1,586	$34,926	$36,512			$(13,894)	1998
Stewart Detention Center	Lumpkin, Georgia	143	70,560	$15,710	$1,125	$85,288	$86,413			$(19,838)	2004
T. Don Hutto Residential Center	Taylor, Texas	183	13,418	$4,171	$591	$17,181	$17,772			$(7,254)	1997
Tallahatchie County Correctional Facility	Tutwiler, Mississippi	—	44,638	$95,307	$1,538	$138,407	$139,945			$(41,313)	2000
Torrance County Detention Facility	Estancia, New Mexico	511	52,599	$7,923	$1,704	$59,329	$61,033			$(22,923)	1990
Trousdale Turner Correctional Center	Hartsville, TN	649	135,412	$4,191	$1,617	$138,635	$140,252			$(3,021)	2015
Tulsa Transitional Center	Tulsa, OK	8,206	4,061	$738	$8,206	$4,799	$13,005			$(239)	2015
Turley Residential Center	Tulsa, OK	421	4,105	$835	$421	$4,940	$5,361			$(256)	2015
Ulster Facility	Denver, Colorado	4,068	442	$44	$4,068	$486	$4,554			$(13)	2016

CORECIVIC, INC. AND SUBSIDIARIES

SCHEDULE III - REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2016

(in thousands)

Description	Location	Initial Cost to Company		Cost Capitalized Subsequent to Acquisition	Gross Amount at Which Carried at Close of Period			Accumulated Depreciation (B)	Date Constructed/ Acquired
		Land	Buildings and Improvements		Land and Land Improvements	Buildings and Leasehold Improvements	Total (A)
Walker Hall Residential Reentry Center	Philadelphia, PA	654	2,693	$1	$654	$2,694	$3,348	$(96)	2015
Webb County Detention Center	Laredo, Texas	498	20,160	$5,985	$2,126	$24,517	$26,643	$(10,159)	1998
West Tennessee Detention Facility	Mason, Tennessee	538	31,931	$5,905	$2,003	$36,371	$38,374	$(15,493)	1990
Wheeler Correctional Facility	Alamo, Georgia	117	30,781	$44,564	$423	$75,039	$75,462	$(20,732)	1998
Whiteville Correctional Facility	Whiteville, Tennessee	303	51,694	$7,049	$1,667	$57,379	$59,046	$(21,021)	1998

Totals		$165,613	$2,621,345	$980,731	$211,717	$3,425,218	$3,636,935	$(960,354)

NOTES TO SCHEDULE III - REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION

(A)	The aggregate cost of properties for federal income tax purposes is approximately $3.6 billion at December 31, 2016.
(B)	Depreciation is calculated using estimated useful lives of depreciable assets up to 50 years for prison facilities.
(C)	CoreCivic recorded non-cash impairments during the fourth quarter of 2014 to write down the book values of the Queensgate and Mineral Wells facilities to the estimated fair values assuming asset sales for uses other than correctional facilities.
(D)	We transitioned operations from the 1,154-bed San Diego Correctional Facility to the newly constructed 1,482-bed Otay Mesa Detention Center in the fourth quarter of 2015. The San Diego Correctional Facility was subject to a ground lease with the County of San Diego. Upon expiration of the lease on December 31, 2015, ownership of the facility automatically reverted to the County of San Diego.
(E)	The South Texas Family Residential Center is subject to a lease agreement with a third-party lessor. This agreement resulted in CoreCivic being deemed the owner of the newly constructed assets for accounting purposes, in accordance with ASC 840-40-55, formerly Emerging Issues Task Force No. 97-10, “The Effect of Lessee Involvement in Asset Construction.”

CORECIVIC, INC. AND SUBSIDIARIES

SCHEDULE III - REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION

FOR THE YEARS ENDED DECEMBER 31, 2016, 2015, AND 2014

(in thousands)

	For the Years Ended December 31,
	2016	2015	2014
Investment in Real Estate:
Balance at beginning of period	$3,542,023	$3,071,094	$3,078,902
Additions through capital expenditures	54,678	433,481	45,929
Acquisitions	36,199	131,348	—
Sale of real estate for cash	—	—	(4,368)
Asset Impairments	—	—	(49,247)
Reclassifications and other	4,035	(93,900)	(122)

Balance at end of period	$3,636,935	$3,542,023	$3,071,094

Accumulated Depreciation:
Balance at beginning of period	$(834,558)	$(815,980)	$(755,761)
Depreciation	(125,913)	(113,611)	(79,745)
Disposals/Other	117	95,033	118
Asset Impairments	—	—	19,408

Balance at end of period	$(960,354)	$(834,558)	$(815,980)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CORECIVIC, INC.

Date: February 23, 2017	By:	/s/ Damon T. Hininger
	Damon	T. Hininger, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed by the following persons on behalf of the registrant and in the capabilities and on the dates indicated.

/s/ Damon T. Hininger	February 23, 2017
Damon T. Hininger, President and Chief Executive Officer
(Principal Executive Officer and Director)

/s/ David M. Garfinkle	February 23, 2017
David M. Garfinkle, Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

/s/ Mark A. Emkes	February 23, 2017
Mark A. Emkes, Chairman of the Board of Directors

/s/ Donna M. Alvarado	February 23, 2017
Donna M. Alvarado, Director

/s/ Robert J. Dennis	February 23, 2017
Robert J. Dennis, Director

/s/ Stacia A. Hylton	February 23, 2017
Stacia A. Hylton, Director

/s/ C. Michael Jacobi	February 23, 2017
C. Michael Jacobi, Director

/s/ Anne L. Mariucci	February 23, 2017
Anne L. Mariucci, Director

/s/ Thurgood Marshall, Jr.	February 23, 2017
Thurgood Marshall, Jr., Director

/s/ Charles L. Overby	February 23, 2017
Charles L. Overby, Director

/s/ John R. Prann, Jr.	February 23, 2017
John R. Prann, Jr., Director

INDEX OF EXHIBITS

Exhibits marked with an * are filed herewith. Exhibits marked with ** are furnished herewith. Other exhibits have previously been filed with the Securities and Exchange Commission (the “Commission”) and are incorporated herein by reference.

Exhibit Number	Description of Exhibits

3.1	Articles of Amendment and Restatement of the Company (previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K (Commission File no. 001-16109), filed with the Commission on May 20, 2013 and incorporated herein by this reference).

3.2	Articles of Amendment of the Company (previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K (Commission File no. 001-16109), filed with the Commission on November 10, 2016 and incorporated herein by this reference).

3.3	Eighth Amended and Restated Bylaws of the Company (previously filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K (Commission File no. 001-16109), filed with the Commission on November 10, 2016 and incorporated herein by this reference).

4.1	Specimen of certificate representing shares of the Company’s Common Stock (previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K (Commission File no. 001-16109), filed with the Commission on November 10, 2016 and incorporated herein by this reference).

4.2	Indenture (2020 Notes), dated as of April 4, 2013, by and among the Company, certain of its subsidiaries, and U.S. Bank National Association, as Trustee (previously filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K (Commission File no. 001-16109), filed with the Commission on April 8, 2013 and incorporated herein by this reference).

4.3	Indenture (2023 Notes), dated as of April 4, 2013, by and among the Company, certain of its subsidiaries, and U.S. Bank National Association, as Trustee (previously filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K (Commission File no. 001-16109), filed with the Commission on April 8, 2013 and incorporated herein by this reference).

4.4	Indenture (2022 Notes), dated as of September 25, 2015, by and between the Company and U.S. Bank National Association, as Trustee (previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K (Commission File no. 001-16109), filed with the Commission on September 25, 2015 and incorporated herein by this reference).

4.5	Form of 4.125% Senior Note due 2020 (incorporated by reference to Exhibit A to Exhibit 4.2 hereof).

Exhibit Number	Description of Exhibits

4.6	Form of 4.625% Senior Note due 2023 (incorporated by reference to Exhibit A to Exhibit 4.3 hereof).

4.7	Form of 5.00% Senior Note due 2022 (incorporated by reference to Exhibit A to Exhibit 4.10 hereof).

4.8	Supplemental Indenture (2020 Notes), dated as of September 4, 2013, by and among the Company, certain of its subsidiaries, and U.S. Bank National Association, as Trustee (previously filed as Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q (Commission File no. 001-16109), filed with the Commission on November 7, 2013 and incorporated herein by this reference).

4.9	Supplemental Indenture (2023 Notes), dated as of September 4, 2013, by and among the Company, certain of its subsidiaries, and U.S. Bank National Association, as Trustee (previously filed as Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q (Commission File no. 001-16109), filed with the Commission on November 7, 2013 and incorporated herein by this reference).

4.10	First Supplemental Indenture (2022 Notes), dated as of September 25, 2015, by and among the Company, certain of its subsidiaries, and U.S. Bank National Association, as Trustee (previously filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K (Commission File no. 001-16109), filed with the Commission on September 25, 2015 and incorporated herein by this reference).

4.11	Schedule of additional Supplemental Indentures (2020 Notes), relating to the Supplemental Indenture in Exhibit 4.8 hereof (previously filed as Exhibit 4.11 to the Company’s Annual Report on Form 10-K (Commission File no. 001-16109), filed with the Commission on February 25, 2016 and incorporated herein by this reference).

4.12	Schedule of additional Supplemental Indentures (2023 Notes), relating to the Supplemental Indenture in Exhibit 4.9 hereof (previously filed as Exhibit 4.12 to the Company’s Annual Report on Form 10-K (Commission File no. 001-16109), filed with the Commission on February 25, 2016 and incorporated herein by this reference).

4.13	Schedule of additional Supplemental Indentures (2022 Notes), relating to the Supplemental Indenture in Exhibit 4.10 hereof (previously filed as Exhibit 4.13 to the Company’s Annual Report on Form 10-K (Commission File no. 001-16109), filed with the Commission on February 25, 2016 and incorporated herein by this reference).

Exhibit Number	Description of Exhibits

10.1	Amended and Restated Credit Agreement, dated as of January 6, 2012, by and among the Company, as Borrower, certain lenders and Bank of America, N.A., as Administrative Agent and Wells Fargo Bank, National Association, as Syndication Agent for the lenders (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (Commission File no. 001-16109), filed with the Commission on January 10, 2012 and incorporated herein by this reference).

10.2	Amendment to the Amended and Restated Credit Agreement, dated as of March 22, 2013, by and among the Company, as Borrower, certain lenders and Bank of America, N.A., as Administrative Agent and Wells Fargo Bank, National Association, as Syndication Agent for the lenders (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (Commission File no. 001-16109), filed with the Commission on March 25, 2013 and incorporated herein by this reference).

10.3	Second Amendment to the Amended and Restated Credit Agreement, dated as of July 22, 2015, by and among the Company, as Borrower, certain lenders and Bank of America, N.A., as Administrative Agent (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (Commission File no. 001-16109), filed with the Commission on July 24, 2015 and incorporated herein by this reference).

10.4	Third Amendment and Incremental Term Loan Agreement to the Amended and Restated Credit Agreement, dated as of October 6, 2015, by and among the Company, as Borrower, certain lenders and Bank of America, N.A., as Administrative Agent (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (Commission File no. 001-16109), filed with the Commission on October 7, 2015 and incorporated herein by this reference).

10.5	The Company’s Amended and Restated 1997 Employee Share Incentive Plan (previously filed as Exhibit 10.15 to the Company’s Annual Report on Form 10-K (Commission File no. 001-16109), filed with the Commission on March 12, 2004 and incorporated herein by this reference).

10.6	Form of Non-qualified Stock Option Agreement for the Company’s Amended and Restated 1997 Employee Share Incentive Plan (previously filed as Exhibit 10.17 to the Company’s Annual Report on Form 10-K (Commission File no. 001-16109), filed with the Commission on March 7, 2005 and incorporated herein by this reference).

10.7	The Company’s Amended and Restated 2000 Stock Incentive Plan (previously filed as Exhibit 10.20 to the Company’s Annual Report on Form 10-K (Commission File no. 001-16109), filed with the Commission on March 12, 2004 and incorporated herein by this reference).

Exhibit Number	Description of Exhibits

10.8	Amendment No. 1 to the Company’s Amended and Restated 2000 Stock Incentive Plan (previously filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (Commission File no. 001-16109), filed with the Commission on November 5, 2004 and incorporated herein by this reference).

10.9	First Amendment to Amended and Restated 2000 Stock Incentive Plan of the Company (previously filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (Commission File no. 001-16109), filed with the Commission on August 7, 2008 and incorporated herein by this reference).

10.10	Second Amendment to Amended and Restated 2000 Stock Incentive Plan of the Company (previously filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K (Commission File no. 001-16109), filed with the Commission on August 18, 2009 and incorporated herein by this reference).

10.11	The Company’s Non-Employee Directors’ Compensation Plan (previously filed as Appendix C to the Company’s definitive Proxy Statement relating to its Annual Meeting of Stockholders (Commission File no. 001-16109), filed with the Commission on April 11, 2003 and incorporated herein by this reference).

10.12	Form of Employee Non-qualified Stock Option Agreement for the Company’s Amended and Restated 2000 Stock Incentive Plan (previously filed as Exhibit 10.15 to the Company’s Annual Report on Form 10-K (Commission File no. 001-16109), filed with the Commission on March 7, 2006 and incorporated herein by this reference).

10.13	Form of Director Non-qualified Stock Option Agreement for the Company’s Amended and Restated 2000 Stock Incentive Plan (previously filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (Commission File no. 001-16109), filed with the Commission on August 7, 2007 and incorporated herein by this reference).

10.14	The Company’s 2008 Stock Incentive Plan (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (Commission File no. 001-16109), filed with the Commission on May 11, 2007 and incorporated herein by this reference).

10.15	Form of Executive Non-qualified Stock Option Agreement for the Company’s 2008 Stock Incentive Plan (previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K (Commission File no. 001-16109), filed with the Commission on February 21, 2008 and incorporated herein by this reference).

Exhibit Number	Description of Exhibits

10.16	Amended Form of Executive Non-qualified Stock Option Agreement for the Company’s 2008 Stock Incentive Plan (previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K (Commission File no. 001-16109), filed with the Commission on February 23, 2009 and incorporated herein by this reference).

10.17	Form of Director Non-qualified Stock Option Agreement for the Company’s 2008 Stock Incentive Plan (previously filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K (Commission File no. 001-16109), filed with the Commission on February 21, 2008 and incorporated herein by this reference).

10.18	The Company’s Amended and Restated 2008 Stock Incentive Plan (previously filed as Exhibit 10.1 of the Company’s Current Report on Form 8-K (Commission File no. 001-16109), filed with the Commission on May 17, 2011 and incorporated herein by this reference).

10.19	Form of Executive Restricted Stock Unit Award Agreement for the Company’s Amended and Restated 2008 Stock Incentive Plan (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (Commission File no. 001-16109), filed with the Commission on March 21, 2012 and incorporated herein by this reference).

10.20	Form of Non-Employee Directors Restricted Stock Unit Award Agreement with deferral provisions for the Company’s Amended and Restated 2008 Stock Incentive Plan (previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K (Commission File no. 001-16109), filed with the Commission on March 21, 2012 and incorporated herein by this reference).

10.21	Form of Non-Employee Directors Restricted Stock Unit Award Agreement for the Company’s Amended and Restated 2008 Stock Incentive Plan (previously filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K (Commission File no. 001-16109), filed with the Commission on March 21, 2012 and incorporated herein by this reference).

10.22	Form of Restricted Stock Unit Award Agreement for the Company’s Amended and Restated 2008 Stock Incentive Plan (Time-Vesting Form for Executive Officers) (previously filed as Exhibit 10.23 to the Company’s Annual Report on Form 10-K (Commission File no. 001-16109), filed with the Commission on February 27, 2013 and incorporated herein by this reference).

10.23	Amended and Restated Non-Employee Director Deferred Compensation Plan (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (Commission File no. 001-16109), filed with the Commission on August 16, 2007 and incorporated herein by this reference).

Exhibit Number	Description of Exhibits

10.24	Amendment to the Amended and Restated Non-Employee Director Deferred Compensation Plan (previously filed as Exhibit 10.35 to the Company’s Annual Report on Form 10-K (Commission File no. 001-16109), filed with the Commission on February 24, 2010 and incorporated herein by this reference).

10.25	Amended and Restated Executive Deferred Compensation Plan (previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K (Commission File no. 001-16109), filed with the Commission on August 16, 2007 and incorporated herein by this reference).

10.26	Form of Indemnification Agreement (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (Commission File no. 001-16109), filed with the Commission on August 18, 2009 and incorporated herein by this reference).

10.27	Notice Letter from John D. Ferguson to the Company (previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K (Commission File no. 001-16109), filed with the Commission on August 18, 2009 and incorporated herein by this reference).

10.28	Letter Agreement, dated as of October 15, 2009, with John D. Ferguson (previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K (Commission File no. 001-16109), filed with the Commission on October 15, 2009 and incorporated herein by this reference).

10.29	Form of Executive Employment Agreement, effective as of January 1, 2015 (previously filed as Exhibit 10.32 to the Company’s Current Report on Form 10-K (Commission File no. 001-16109), filed with the Commission on February 25, 2015 and incorporated herein by this reference).

10.30	Transition Agreement, effective as of June 15, 2016, with Steven E. Groom (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (Commission File no. 001-16109), filed with the Commission on June 15, 2016 and incorporated herein by this reference).

10.31	Restricted Stock Unit Award Cancellation Agreement, dated as of September 27, 2016, with Damon T. Hininger (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (Commission File no. 001-16109), filed with the Commission on September 27, 2016 and incorporated herein by this reference).

21.1*	Subsidiaries of the Company.

23.1*	Consent of Independent Registered Public Accounting Firm.

Exhibit Number	Description of Exhibits

31.1*	Certification of the Company’s Chief Executive Officer pursuant to Securities and Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Company’s Chief Financial Officer pursuant to Securities and Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase