Form 10-Q
period 2017-03-31
CoreCivic, Inc.
filed 2017-05-04
CIK 1070985

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: MARCH 31, 2017

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each class of Common Stock as of April 28, 2017:

Shares of Common Stock, $0.01 par value per share: 118,149,638 shares outstanding.

CORECIVIC, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2017

PART I – FINANCIAL INFORMATION

ITEM 1. – FINANCIAL STATEMENTS.

CORECIVIC, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED AND AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	March 31, 2017	December 31, 2016
ASSETS

Cash and cash equivalents	$43,164	$37,711
Accounts receivable, net of allowance of $1,619 and $1,580, respectively	213,027	229,885
Prepaid expenses and other current assets	25,391	31,228

Total current assets	281,582	298,824

Property and equipment, net of accumulated depreciation of $1,378,224 and $1,352,323, respectively	2,822,805	2,837,657
Goodwill	38,127	38,386
Non-current deferred tax assets	11,868	13,735
Other assets	86,236	83,002

Total assets	$3,240,618	$3,271,604

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accounts payable and accrued expenses	$240,586	$260,107
Income taxes payable	2,601	2,086
Current portion of long-term debt	10,000	10,000

Total current liabilities	253,187	272,193

Long-term debt, net	1,421,182	1,435,169
Deferred revenue	50,006	53,437
Other liabilities	53,082	51,842

Total liabilities	1,777,457	1,812,641

Commitments and contingencies

Preferred stock – $0.01 par value; 50,000 shares authorized; none issued and outstanding at March 31, 2017 and December 31, 2016, respectively	—	—
Common stock – $0.01 par value; 300,000 shares authorized; 118,140 and 117,554 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively	1,181	1,176
Additional paid-in capital	1,784,532	1,780,350
Accumulated deficit	(322,552)	(322,563)

Total stockholders’ equity	1,463,161	1,458,963

Total liabilities and stockholders’ equity	$3,240,618	$3,271,604

The accompanying notes are an integral part of these consolidated financial statements.

CORECIVIC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED AND AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	For the Three Months Ended March 31,
	2017	2016

REVENUES	$445,684	$447,385

EXPENSES:
Operating	315,303	313,918
General and administrative	24,826	26,480
Depreciation and amortization	36,257	42,059
Asset impairments	259	—

	376,645	382,457

OPERATING INCOME	69,039	64,928

OTHER (INCOME) EXPENSE:
Interest expense, net	16,490	17,544
Other (income) expense	17	(83)

	16,507	17,461

INCOME BEFORE INCOME TAXES	52,532	47,467

Income tax expense	(2,485)	(1,160)

NET INCOME	$50,047	$46,307

BASIC EARNINGS PER SHARE	$0.42	$0.39

DILUTED EARNINGS PER SHARE	$0.42	$0.39

DIVIDENDS DECLARED PER SHARE	$0.42	$0.54

The accompanying notes are an integral part of these consolidated financial statements.

CORECIVIC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED AND AMOUNTS IN THOUSANDS)

	For the Three Months Ended March 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$50,047	$46,307
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	36,257	42,059
Amortization of debt issuance costs and other non-cash interest	783	792
Asset impairments	259	—
Deferred income taxes	1,867	875
Non-cash revenue and other income	(5,371)	(496)
Income tax benefit of equity compensation	—	(16)
Non-cash equity compensation	4,086	3,781
Other expenses and non-cash items	831	787
Changes in assets and liabilities, net:
Accounts receivable, prepaid expenses and other assets	22,002	39,014
Accounts payable, accrued expenses and other liabilities	(19,785)	(13,311)
Income taxes payable	515	517

Net cash provided by operating activities	91,491	120,309

CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for facility development and expansions	(6,417)	(7,793)
Expenditures for other capital improvements	(8,173)	(6,290)
Acquisition of businesses, net of cash acquired	(7,062)	(1,780)
Decrease in restricted cash	—	240
Proceeds from sale of assets	77	139
Decrease in other assets	1,561	661
Payments received on direct financing lease and notes receivable	684	606

Net cash used in investing activities	(19,330)	(14,217)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of debt	60,000	55,000
Scheduled principal repayments	(2,500)	(1,250)
Other principal repayments of debt	(72,000)	(100,000)
Payment of debt issuance and other refinancing and related costs	(65)	(66)
Payment of lease obligations	(553)	(3,260)
Dividends paid	(51,462)	(65,108)
Income tax benefit of equity compensation	—	16
Purchase and retirement of common stock	(5,089)	(3,528)
Decrease in restricted cash for dividends	—	550
Proceeds from exercise of stock options	4,961	1,079

Net cash used in financing activities	(66,708)	(116,567)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	5,453	(10,475)

CASH AND CASH EQUIVALENTS, beginning of period	37,711	65,291

CASH AND CASH EQUIVALENTS, end of period	$43,164	$54,816

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest (net of amount capitalized of $0 and $60 in 2017 and 2016, respectively)	$10,899	$3,602

Income taxes refunded, net	$—	$(12,028)

The accompanying notes are an integral part of these consolidated financial statements.

CORECIVIC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2017

(UNAUDITED AND AMOUNTS IN THOUSANDS)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Par Value
Balance as of December 31, 2016	117,554	$1,176	$1,780,350	$(322,563)	$1,458,963

Net income	—	—	—	50,047	50,047

Retirement of common stock	(153)	(2)	(5,087)	—	(5,089)

Dividends declared on common stock ($0.42 per share)	—	—	—	(50,036)	(50,036)

Restricted stock compensation, net of forfeitures	—	—	4,086	—	4,086

Restricted stock grants	506	5	(5)	—	—

Stock options exercised	233	2	5,188	—	5,190

Balance as of March 31, 2017	118,140	$1,181	$1,784,532	$(322,552)	$1,463,161

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

MARCH 31, 2017

1.	ORGANIZATION AND OPERATIONS

CoreCivic, Inc. (together with its subsidiaries, the “Company” or “CoreCivic”) is one of the nation’s largest owners of partnership correctional, detention, and residential reentry facilities and one of the largest prison operators in the United States. Through three business offerings, CoreCivic Safety, CoreCivic Properties, and CoreCivic Community, the Company provides a broad range of solutions to government partners that serve the public good through high-quality corrections and detention management, innovative and cost-saving government real estate solutions, and a growing network of residential reentry centers to help address America’s recidivism crisis. As of March 31, 2017, CoreCivic owned or controlled 48 correctional and detention facilities, owned or controlled 27 residential reentry centers, and managed an additional 11 correctional and detention facilities owned by its government partners, with a total design capacity of approximately 88,400 beds in 20 states.

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

CoreCivic began operating as a real estate investment trust (“REIT”) effective January 1, 2013. The Company provides correctional services and conducts other business activities through taxable REIT subsidiaries (“TRSs”). A TRS is a subsidiary of a REIT that is subject to applicable corporate income tax and certain qualification requirements. The Company’s use of TRSs enables CoreCivic to comply with REIT qualification requirements while providing correctional services at facilities it owns and at facilities owned by its government partners and to engage in certain other business operations. A TRS is not subject to the distribution requirements applicable to REITs so it may retain income generated by its operations for reinvestment.

2.	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited interim consolidated financial statements have been prepared by the Company and, in the opinion of management, reflect all normal recurring adjustments necessary for a fair presentation of results for the unaudited interim periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted. The results of operations for the interim period are not necessarily indicative of the results to be obtained for the full fiscal year. Reference is made to the audited financial statements of CoreCivic included in its Annual Report on Form 10-K as of and for the year ended December 31, 2016 filed with the Securities and Exchange Commission (the “SEC”) on February 23, 2017 (File No. 001-16109) (the “2016 Form 10-K”) with respect to certain significant accounting and financial reporting policies as well as other pertinent information of the Company.

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers”, which establishes a single, comprehensive revenue recognition standard for all contracts with customers. For public reporting entities such as CoreCivic, ASU 2014-09 was originally effective for interim and annual periods beginning after December 15, 2016 and early adoption of the ASU was not permitted. In July 2015, the FASB agreed to defer the effective date of the ASU for public reporting entities by one year, or to interim and annual periods beginning after December 15, 2017. Early adoption is now allowed as of the original effective date for public companies. In summary, the core principle of ASU 2014-09 is to recognize revenue when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. Companies are allowed to select between two transition methods: (1) a full retrospective transition method with the application of the new guidance to each prior reporting period presented, or (2) a modified retrospective transition method that recognizes the cumulative effect on prior periods at the date of adoption together with additional footnote disclosures. CoreCivic is currently planning to adopt the standard when effective in its fiscal year 2018 and expects to utilize the modified retrospective transition method upon adoption of the ASU. CoreCivic has begun its analysis of the various contracts and revenue streams in order to determine the potential impact the ASU might have on the Company’s results of operations or financial position and its related financial statement disclosure.

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

In March 2016, the FASB issued ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting”, that changes certain aspects of accounting for share-based payments to employees. ASU 2016-09 requires all income tax effects of awards to be recognized in the income statement when the awards vest or are settled. The new ASU also allows an employer to repurchase more of an employee’s shares for tax withholding purposes without triggering liability accounting, and to make a policy election to account for forfeitures. Companies are required to elect whether to account for forfeitures of share-based payments by (1) recognizing forfeitures of awards as they occur, or (2) estimating the number of awards expected to be forfeited and adjusting the estimate when it is likely to change, as previously required. For public reporting entities such as CoreCivic, guidance in ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years, and early adoption of the ASU is permitted. All of the guidance in the ASU must be adopted in the same period. CoreCivic adopted the ASU in the first quarter of 2017, opting to estimate the number of awards expected to be forfeited and adjusting the estimate when it is likely to change, as was previously required. The amendments in ASU 2016-09 were applied prospectively and the Company’s financial statements for prior periods were not adjusted. Adoption of the ASU resulted in a $0.9 million income tax benefit recognized by the Company in the first quarter of 2017. The new standard will continue to have an impact on the Company’s financial statements whenever the vested value of the awards differs from the grant-date fair value of such awards.

In January 2017, the FASB issued ASU 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business”, that provides guidance to assist entities with evaluating when a set of transferred assets and activities (“set”) is a business. Under the new guidance, an entity first determines whether substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets. If this threshold is met, the set is not a business. If it’s not met, the entity then evaluates whether the set meets the requirement that a business include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create outputs. The new ASU provides a more robust framework to use in determining when a set of assets and activities is a business. For public reporting entities such as CoreCivic, guidance in ASU 2017-01 is effective for fiscal years beginning after December 15, 2017, and interim periods within those years, and is to be applied prospectively to any transactions occurring within the period of adoption. Early adoption of the ASU is allowed for transactions that occur before the issuance date or effective date of the ASU, only when the transaction has not been reported in financial statements that have been issued or made available for issuance. CoreCivic adopted ASU 2017-01 in the first quarter of 2017.

In January 2017, the FASB issued ASU 2017-04, “Intangibles–Goodwill and Other (Topic 350): Simplifying the Test of Goodwill Impairment”, that eliminates the requirement to calculate the implied fair value of goodwill to measure a goodwill impairment charge. This requirement is the second step in the annual two-step quantitative impairment test that is currently required under Accounting Standards Codification (“ASC”) 350, “Intangibles-Goodwill and Other”. Instead, entities will recognize an impairment charge based on the first step of the quantitative impairment test currently required, which is the measurement of the excess of a reporting unit’s carrying amount over its fair value. Entities will still have the option to perform a qualitative assessment to determine if the quantitative impairment test is necessary. For public reporting entities such as CoreCivic, guidance in ASU 2017-04 is effective for fiscal years beginning after December 15, 2019, and interim periods within those years. Early adoption of the ASU is allowed for interim or annual goodwill impairment tests performed on testing dates on or after January 1, 2017. CoreCivic is reviewing the ASU to determine the potential impact it might have on the Company’s results of operations or financial position and its related financial statement disclosure.

Fair Value of Financial Instruments

To meet the reporting requirements of ASC 825, “Financial Instruments”, regarding fair value of financial instruments, CoreCivic calculates the estimated fair value of financial instruments using market interest rates, quoted market prices of similar instruments, or discounted cash flow techniques with observable Level 1 inputs for publicly traded debt and Level 2 inputs for all other financial instruments, as defined in ASC 820, “Fair Value Measurement”. At March 31, 2017 and December 31, 2016, there were no material differences between the carrying amounts and the estimated fair values of CoreCivic’s financial instruments, other than as follows (in thousands):

	March 31, 2017		December 31, 2016
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Note receivable from Agecroft Prison Management, LTD	$2,956	$4,679	$2,920	$4,647
Debt	$(1,440,500)	$(1,463,438)	$(1,455,000)	$(1,459,625)

Revenue Recognition – Multiple-Element Arrangement

In September 2014, CoreCivic agreed under an expansion of an existing inter-governmental service agreement (“IGSA”) between the city of Eloy, Arizona and U.S. Immigration and Customs Enforcement (“ICE”) to provide residential space and services at the South Texas Family Residential Center. The IGSA was further amended in October 2016. The IGSA qualifies as a multiple-element arrangement under the guidance in ASC 605, “Revenue Recognition”. CoreCivic determined that there were five distinct elements related to the amended IGSA with ICE. In the three months ended March 31, 2017 and 2016, CoreCivic recognized $42.5 million and $70.7 million, respectively, in revenue associated with the amended IGSA with the unrecognized balance of the fixed monthly payments reported in deferred revenue. The current portion of deferred revenue is reflected within accounts payable and accrued expenses while the long-term portion is reflected in deferred revenue in the accompanying consolidated balance sheets. As of March 31, 2017 and December 31, 2016, total deferred revenue associated with this agreement amounted to $63.6 million and $67.0 million, respectively.

3.	GOODWILL

ASC 350, “Intangibles-Goodwill and Other”, establishes accounting and reporting requirements for goodwill and other intangible assets. Goodwill was $38.1 million and $38.4 million as of March 31, 2017 and December 31, 2016, respectively. This goodwill was established in connection with multiple business combination transactions.

Under the provisions of ASC 350, CoreCivic performs a qualitative assessment that may allow it to skip the annual two-step impairment test. Under ASC 350, a company has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. If the two-step impairment test is required, CoreCivic determines the fair value of a reporting unit using a collaboration of various common valuation techniques, including market multiples and discounted cash flows. These impairment tests are required to be performed at least annually. CoreCivic performs its impairment tests during the fourth quarter, in connection with its annual budgeting process. CoreCivic will perform these impairment tests at least annually and whenever circumstances indicate the carrying value of goodwill may not be recoverable.

In March 2017, the Texas Department of Criminal Justice (“TDCJ”) notified CoreCivic that, in light of the current economic climate, as well as the fiscal constraints and budget outlook for the next biennium, the TDCJ will not be awarding the contract for the Bartlett State Jail. The TDCJ had previously solicited proposals for the rebid of the Bartlett facility, along with three other facilities that CoreCivic currently manages for the state of Texas. The managed-only contracts at the four facilities are scheduled to expire in August 2017. However, in collaboration with the TDCJ, the decision was made to close the Bartlett facility on June 24, 2017. In anticipation of the termination of the contract and closing of the Bartlett facility, CoreCivic recorded an asset impairment of $0.3 million during the first quarter of 2017 for the write-off of goodwill associated with the facility.

4.	REAL ESTATE TRANSACTIONS

Acquisitions

On January 1, 2017, CoreCivic acquired the Arapahoe Community Treatment Center, a 135-bed residential reentry center in Englewood, Colorado, for $5.5 million in cash, excluding transaction-related expenses. The acquisition included a contract with Arapahoe County whereby CoreCivic will provide residential reentry services for up to 135 residents.

On February 10, 2017, CoreCivic acquired the Stockton Female Community Corrections Facility, a 100-bed residential reentry center in Stockton, California, in a real estate-only transaction for $1.6 million, excluding transaction-related expenses. The 100-bed Stockton facility is leased to a third-party operator pursuant to a lease agreement that extends through April 2021 and includes one five-year lease extension option. The lessee separately contracts with the California Department of Corrections and Rehabilitation (“CDCR”) to provide rehabilitative and reentry services to female residents at the leased facility.

In allocating the purchase price of both acquisitions, CoreCivic recorded $6.6 million of net tangible assets and $0.5 million of identifiable intangible assets. CoreCivic acquired the facilities as strategic investments that further expand the Company’s network of residential reentry centers.

Idle Facilities

As of March 31, 2017, CoreCivic had seven idled correctional facilities that are currently available and being actively marketed to potential customers. The following table summarizes each of the idled facilities and their respective carrying values, excluding equipment and other assets that could generally be transferred and used at other facilities CoreCivic owns without significant cost (dollars in thousands):

	Design	Date	Net Carrying Values
Facility	Capacity	Idled	March 31, 2017	December 31, 2016
Prairie Correctional Facility	1,600	2010	$16,806	$17,071
Huerfano County Correctional Center	752	2010	17,373	17,542
Diamondback Correctional Facility	2,160	2010	41,260	41,539
Southeast Kentucky Correctional Facility	656	2012	22,412	22,618
Marion Adjustment Center	826	2013	12,077	12,135
Lee Adjustment Center	816	2015	10,220	10,342
Kit Carson Correctional Center	1,488	2016	58,386	58,819

	8,298		$178,534	$180,066

CoreCivic also has two idled non-core facilities containing 440 beds with an aggregate net book value of $3.9 million. From the date each of the aforementioned facilities became idle, CoreCivic incurred approximately $2.9 million and $2.1 million in operating expenses for the three months ended March 31, 2017 and 2016, respectively.

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

On April 30, 2017, the contract with the Federal Bureau of Prisons (“BOP”) at the Company’s 1,422-bed Eden Detention Center expired and was not renewed. CoreCivic has begun to market the facility to other customers, but can provide no assurance that it will be successful in securing a replacement contract. CoreCivic performed an impairment analysis of the Eden facility, which had a net carrying value of $40.9 million as of March 31, 2017, and concluded that this asset has a recoverable value in excess of the carrying value.

5.	DEBT

Debt outstanding as of March 31, 2017 and December 31, 2016 consists of the following (in thousands):

	March 31, 2017	December 31, 2016

$900.0 Million Revolving Credit Facility, principal due at maturity in July 2020; interest payable periodically at variable interest rates. The weighted average rate at March 31, 2017 and December 31, 2016 was 2.5% and 2.2%, respectively.	$423,000	$435,000

Term Loan, scheduled principal payments through maturity in July 2020; interest payable periodically at variable interest rates. The rate at March 31, 2017 and December 31, 2016 was 2.5% and 2.3%, respectively. Unamortized debt issuance costs amounted to $0.4 million at both March 31, 2017 and December 31, 2016.	92,500	95,000

4.625% Senior Notes, principal due at maturity in May 2023; interest payable semi-annually in May and November at 4.625%. Unamortized debt issuance costs amounted to $3.8 million and $3.9 million at March 31, 2017 and December 31, 2016, respectively.	350,000	350,000

4.125% Senior Notes, principal due at maturity in April 2020; interest payable semi-annually in April and October at 4.125%. Unamortized debt issuance costs amounted to $2.5 million and $2.7 million at March 31, 2017 and December 31, 2016, respectively.	325,000	325,000

5.0% Senior Notes, principal due at maturity in October 2022; interest payable semi-annually in April and October at 5.0%. Unamortized debt issuance costs amounted to $2.6 million and $2.8 million at March 31, 2017 and December 31, 2016, respectively.	250,000	250,000

Total debt	1,440,500	1,455,000

Unamortized debt issuance costs	(9,318)	(9,831)

Current portion of long-term debt	(10,000)	(10,000)

Long-term debt, net	$1,421,182	$1,435,169

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

Based on CoreCivic’s current leverage ratio, loans under the $900.0 Million Revolving Credit Facility bear interest at the base rate plus a margin of 0.50% or at LIBOR plus a margin of 1.50%, and a commitment fee equal to 0.35% of the unfunded balance. The $900.0 Million Revolving Credit Facility also has a $50.0 million sublimit for the issuance of standby letters of credit. As of March 31, 2017, CoreCivic had $423.0 million in borrowings under the $900.0 Million Revolving Credit Facility as well as $9.1 million in letters of credit outstanding resulting in $467.9 million available under the $900.0 Million Revolving Credit Facility.

The $900.0 Million Revolving Credit Facility is secured by a pledge of all of the capital stock of CoreCivic’s domestic subsidiaries, 65% of the capital stock of CoreCivic’s foreign subsidiaries, all of CoreCivic’s accounts receivable, and all of CoreCivic’s deposit accounts. The $900.0 Million Revolving Credit Facility requires CoreCivic to meet certain financial covenants, including, without limitation, a maximum total leverage ratio, a maximum secured leverage ratio, and a minimum fixed charge coverage ratio. As of March 31, 2017, CoreCivic was in compliance with all such covenants. In addition, the $900.0 Million Revolving Credit Facility contains certain covenants that, among other things, limit the incurrence of additional indebtedness, payment of dividends and other customary restricted payments, transactions with affiliates, asset sales, mergers and consolidations, liquidations, prepayments and modifications of other indebtedness, liens and other encumbrances and other matters customarily restricted in such agreements. In addition, the $900.0 Million Revolving Credit Facility is subject to certain cross-default provisions with terms of CoreCivic’s other indebtedness, and is subject to acceleration upon the occurrence of a change of control.

Incremental Term Loan. On October 6, 2015, CoreCivic obtained $100.0 million under an Incremental Term Loan (“Term Loan”) under the “accordion” feature of the $900.0 Million Revolving Credit Facility. Interest rates under the Term Loan are the same as the interest rates under the $900.0 Million Revolving Credit Facility. The Term Loan also has the same collateral requirements, financial and certain other covenants, and cross-default provisions as the $900.0 Million Revolving Credit Facility. The Term Loan, which is pre-payable, also has a maturity concurrent with the $900.0 Million Revolving Credit Facility due July 2020, with scheduled quarterly principal payments in years 2016 through 2020. As of March 31, 2017, the outstanding balance of the Term Loan was $92.5 million.

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

Debt Maturities. Scheduled principal payments as of March 31, 2017 for the remainder of 2017, the next four years, and thereafter were as follows (in thousands):

2017 (remainder)	$7,500
2018	10,000
2019	15,000
2020	808,000
2021	—
Thereafter	600,000

Total debt	$1,440,500

6.	STOCKHOLDERS’ EQUITY

Dividends on Common Stock

During 2016 and the first quarter of 2017, CoreCivic’s Board of Directors declared the following quarterly dividends on its common stock:

Declaration Date	Record Date	Payable Date	Per Share
February 19, 2016	April 1, 2016	April 15, 2016	$0.54
May 12, 2016	July 1, 2016	July 15, 2016	$0.54
August 11, 2016	October 3, 2016	October 17, 2016	$0.54
December 8, 2016	January 3, 2017	January 13, 2017	$0.42
February 17, 2017	April 3, 2017	April 17, 2017	$0.42

Future dividends will depend on CoreCivic’s distribution requirements as a REIT, future earnings, capital requirements, financial condition, opportunities for alternative uses of capital, and on such other factors as the Board of Directors of CoreCivic may consider relevant.

Stock Options

In the first quarter of 2017 and during 2016, CoreCivic elected not to issue stock options to its non-employee directors, officers, and executive officers as it had in years prior to 2013 and instead elected to issue all of its equity compensation in the form of restricted common stock units, as described below. However, CoreCivic continued to recognize stock option expense during the vesting period of stock options awarded in prior years. All outstanding stock options were fully vested as of December 31, 2016. During the three months ended March 31, 2016, CoreCivic expensed $0.1 million, net of estimated forfeitures, relating to its outstanding stock options, all of which was charged to general and administrative expenses. As of March 31, 2017, options to purchase 1.1 million shares of common stock were outstanding with a weighted average exercise price of $20.16.

Restricted Stock Units

During the first quarter of 2017, CoreCivic issued approximately 534,000 shares of restricted common stock units (“RSUs”) to certain of its employees and non-employee directors, with an aggregate value of $17.5 million, including 467,000 RSUs to employees and non-employee directors whose compensation is charged to general and administrative expenses and 67,000 RSUs to employees whose compensation is charged to operating expense. During 2016, CoreCivic issued approximately 635,000 shares of RSUs to certain of its employees and non-employee directors, with an aggregate value of $18.5 million, including 562,000 RSUs to employees and non-employee directors whose compensation is charged to general and administrative expense and 73,000 RSUs to employees whose compensation is charged to operating expense.

CoreCivic established performance-based vesting conditions on the RSUs awarded to its officers and executive officers in years 2015 through 2017. Unless earlier vested under the terms of the agreements, performance-based RSUs issued to officers and executive officers in those years are subject to vesting over a three-year period based upon the satisfaction of certain annual performance criteria, and no more than one-third of the RSUs may vest in any one performance period. Time-based RSUs issued to other employees in 2016 and 2017, unless earlier vested under the terms of the agreements, generally vest equally on the first, second, and third anniversary of the award. Time-based RSUs issued to other employees in 2015, unless earlier vested under the terms of the agreements, “cliff” vest on the third anniversary of the award. RSUs issued to non-employee directors vest one year from the date of award.

During the three months ended March 31, 2017, CoreCivic expensed $4.1 million, net of forfeitures, relating to RSUs ($0.5 million of which was recorded in operating expenses and $3.6 million of which was recorded in general and administrative expenses). During the three months ended March 31, 2016, CoreCivic expensed $3.7 million, net of forfeitures, relating to restricted common stock and RSUs ($0.5 million of which was recorded in operating expenses and $3.2 million of which was recorded in general and administrative expenses). As of March 31, 2017, approximately 1.1 million RSUs remained outstanding and subject to vesting.

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

A reconciliation of the numerator and denominator of the basic earnings per share computation to the numerator and denominator of the diluted earnings per share computation is as follows (in thousands, except per share data):

	For the Three Months Ended March 31,
	2017	2016
NUMERATOR
Basic:
Net income	$50,047	$46,307

Diluted:
Net income	$50,047	$46,307

DENOMINATOR
Basic:
Weighted average common shares outstanding	117,782	117,235

Diluted:
Weighted average common shares outstanding	117,782	117,235
Effect of dilutive securities:
Stock options	420	432
Restricted stock-based awards	57	102

Weighted average shares and assumed conversions	118,259	117,769

BASIC EARNINGS PER SHARE	$0.42	$0.39

DILUTED EARNINGS PER SHARE	$0.42	$0.39

There were no stock options excluded from the computation of diluted earnings per share for the three months ended March 31, 2017. Approximately 16,000 stock options were excluded from the computation of diluted earnings per share for the three months ended March 31, 2016 because they were anti-dilutive.

8.	COMMITMENTS AND CONTINGENCIES

Legal Proceedings

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

In connection with the issuance of the revenue bonds, CoreCivic is obligated, under a debt service deficit agreement, to pay the trustee of the bond’s trust indenture (the “Trustee”) amounts necessary to pay any debt service deficits consisting of principal and interest requirements (outstanding principal balance of $6.6 million at March 31, 2017 plus future interest payments). In the event the state of Tennessee, which is currently utilizing the facility to house certain inmates, exercises its option to purchase the correctional facility, CoreCivic is also obligated to pay the difference between principal and interest owed on the bonds on the date set for the redemption of the bonds and amounts paid by the state of Tennessee for the facility plus all other funds on deposit with the Trustee and available for redemption of the bonds. At the option of the state of Tennessee, ownership of the facility would revert to the State in August 2017 at no cost. Therefore, CoreCivic does not currently believe the state of Tennessee will exercise its option to purchase the facility. At March 31, 2017, the outstanding principal balance of the bonds exceeded the purchase price option by $5.8 million.

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

CoreCivic recorded an income tax expense of $2.5 million and $1.2 million for the three months ended March 31, 2017 and 2016, respectively. As a REIT, CoreCivic is entitled to a deduction for dividends paid, resulting in a substantial reduction in the amount of federal income tax expense it recognizes. Substantially all of CoreCivic’s income tax expense is incurred based on the earnings generated by its TRSs. CoreCivic’s overall effective tax rate is estimated based on its current projection of taxable income primarily generated in its TRSs. The Company’s consolidated effective tax rate could fluctuate in the future based on changes in estimates of taxable income, the relative amounts of taxable income generated by the TRSs and the REIT, the implementation of additional tax planning strategies, changes in federal or state tax rates or laws affecting tax credits available to the Company, changes in other tax laws, changes in estimates related to uncertain tax positions, or changes in state apportionment factors, as well as changes in the valuation allowance applied to the Company’s deferred tax assets that are based primarily on the amount of state net operating losses and tax credits that could expire unused.

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

CoreCivic had no liabilities recorded for uncertain tax positions as of March 31, 2017. CoreCivic recognizes interest and penalties related to unrecognized tax positions in income tax expense. CoreCivic does not currently anticipate that the total amount of unrecognized tax positions will significantly change in the next twelve months.

10.	SEGMENT REPORTING

As of March 31, 2017, CoreCivic owned and managed 66 facilities, and managed 11 facilities it did not own. In addition, CoreCivic owned nine facilities that it leased to third-party operators. Management views CoreCivic’s operating results in one operating segment. However, the Company has chosen to report financial performance segregated for (1) owned and managed facilities and (2) managed-only facilities as the Company believes this information is useful to users of the financial statements. Owned and managed facilities include the operating results of those facilities placed into service that were owned or controlled via a long-term lease and managed by CoreCivic. Managed-only facilities include the operating results of those facilities owned by a third party and managed by CoreCivic. The operating performance of the owned and managed and the managed-only facilities can be measured based on their net operating income. CoreCivic defines facility net operating income as a facility’s operating income or loss from operations before interest, taxes, asset impairments, depreciation, and amortization.

The revenue and net operating income for the owned and managed and the managed-only facilities and a reconciliation to CoreCivic’s operating income is as follows for the three months ended March 31, 2017 and 2016 (in thousands):

	For the Three Months Ended March 31,
	2017	2016

Revenue:
Owned and managed	$384,703	$388,621
Managed-only	50,561	49,830

Total management revenue	435,264	438,451

Operating expenses:
Owned and managed	262,272	263,423
Managed-only	46,725	45,091

Total operating expenses	308,997	308,514

Facility net operating income
Owned and managed	122,431	125,198
Managed-only	3,836	4,739

Total facility net operating income	126,267	129,937

Other revenue (expense):
Rental and other revenue	10,420	8,934
Other operating expense	(6,306)	(5,404)
General and administrative expense	(24,826)	(26,480)
Depreciation and amortization	(36,257)	(42,059)
Asset impairments	(259)	—

Operating income	$69,039	$64,928

The following table summarizes capital expenditures including accrued amounts for the three months ended March 31, 2017 and 2016 (in thousands):

	For the Three Months Ended March 31,
	2017	2016
Capital expenditures:
Owned and managed	$16,840	$11,278
Managed-only	780	655
Corporate and other	3,586	994

Total capital expenditures	$21,206	$12,927

The total assets are as follows (in thousands):

	March 31, 2017	December 31, 2016
Assets:
Owned and managed	$2,817,584	$2,841,799
Managed-only	55,287	62,292
Corporate and other	367,747	367,513

Total assets	$3,240,618	$3,271,604

11.	CONDENSED CONSOLIDATING FINANCIAL STATEMENTS OF THE COMPANY AND SUBSIDIARIES

The following condensed consolidating financial statements of CoreCivic and subsidiaries have been prepared pursuant to Rule 3-10 of Regulation S-X. These condensed consolidating financial statements have been prepared from the Company’s financial information on the same basis of accounting as the consolidated financial statements.

CONDENSED CONSOLIDATING BALANCE SHEET

As of March 31, 2017

(in thousands)

	Parent	Combined Subsidiary Guarantors	Consolidating Adjustments and Other	Total Consolidated Amounts
ASSETS

Cash and cash equivalents	$16,482	$26,682	$—	$43,164
Accounts receivable, net of allowance	218,412	279,745	(285,130)	213,027
Prepaid expenses and other current assets	2,890	28,606	(6,105)	25,391

Total current assets	237,784	335,033	(291,235)	281,582

Property and equipment, net	2,487,309	335,496	—	2,822,805

Goodwill	23,231	14,896	—	38,127
Non-current deferred tax assets	—	12,365	(497)	11,868
Other assets	358,111	62,692	(334,567)	86,236

Total assets	$3,106,435	$760,482	$(626,299)	$3,240,618

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accounts payable and accrued expenses	$207,007	$324,814	$(291,235)	$240,586
Income taxes payable	2,826	(225)	—	2,601
Current portion of long-term debt	10,000	—	—	10,000

Total current liabilities	219,833	324,589	(291,235)	253,187

Long-term debt, net	1,422,144	114,038	(115,000)	1,421,182
Non-current deferred tax liabilities	497	—	(497)	—
Deferred revenue	—	50,006	—	50,006
Other liabilities	800	52,282	—	53,082

Total liabilities	1,643,274	540,915	(406,732)	1,777,457

Total stockholders’ equity	1,463,161	219,567	(219,567)	1,463,161

Total liabilities and stockholders’ equity	$3,106,435	$760,482	$(626,299)	$3,240,618

CONDENSED CONSOLIDATING BALANCE SHEET

As of December 31, 2016

(in thousands)

	Parent	Combined Subsidiary Guarantors	Consolidating Adjustments and Other	Total Consolidated Amounts
ASSETS

Cash and cash equivalents	$11,378	$26,333	$—	$37,711
Accounts receivable, net of allowance	237,495	270,952	(278,562)	229,885
Prepaid expenses and other current assets	7,582	30,123	(6,477)	31,228

Total current assets	256,455	327,408	(285,039)	298,824

Property and equipment, net	2,493,025	344,632	—	2,837,657

Goodwill	23,231	15,155	—	38,386
Non-current deferred tax assets	—	14,056	(321)	13,735
Other assets	339,391	57,873	(314,262)	83,002

Total assets	$3,112,102	$759,124	$(599,622)	$3,271,604

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accounts payable and accrued expenses	$203,074	$342,072	$(285,039)	$260,107
Income taxes payable	1,850	236	—	2,086
Current portion of long-term debt	10,000	—	—	10,000

Total current liabilities	214,924	342,308	(285,039)	272,193

Long-term debt, net	1,436,186	113,983	(115,000)	1,435,169
Non-current deferred tax liabilities	321	—	(321)	—
Deferred revenue	—	53,437	—	53,437
Other liabilities	1,708	50,134	—	51,842

Total liabilities	1,653,139	559,862	(400,360)	1,812,641

Total stockholders’ equity	1,458,963	199,262	(199,262)	1,458,963

Total liabilities and stockholders’ equity	$3,112,102	$759,124	$(599,622)	$3,271,604

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the three months ended March 31, 2017

(in thousands)

	Parent	Combined Subsidiary Guarantors	Consolidating Adjustments and Other	Total Consolidated Amounts

REVENUES	$299,515	$364,750	$(218,581)	$445,684

EXPENSES:
Operating	226,637	307,247	(218,581)	315,303
General and administrative	8,336	16,490	—	24,826
Depreciation and amortization	21,348	14,909	—	36,257
Asset impairments	—	259		259

	256,321	338,905	(218,581)	376,645

OPERATING INCOME	43,194	25,845	—	69,039

OTHER (INCOME) EXPENSE:
Interest expense, net	13,436	3,054	—	16,490
Other (income) expense	(29)	36	10	17

	13,407	3,090	10	16,507

INCOME BEFORE INCOME TAXES	29,787	22,755	(10)	52,532

Income tax expense	(720)	(1,765)	—	(2,485)

INCOME BEFORE EQUITY IN SUBSIDIARIES	29,067	20,990	(10)	50,047

Income from equity in subsidiaries	20,980	—	(20,980)	—

NET INCOME	$50,047	$20,990	$(20,990)	$50,047

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the three months ended March 31, 2016

(in thousands)

	Parent	Combined Subsidiary Guarantors	Consolidating Adjustments and Other	Total Consolidated Amounts

REVENUES	$284,724	$377,477	$(214,816)	$447,385

EXPENSES:
Operating	222,064	306,670	(214,816)	313,918
General and administrative	9,194	17,286	—	26,480
Depreciation and amortization	20,891	21,168	—	42,059

	252,149	345,124	(214,816)	382,457

OPERATING INCOME	32,575	32,353	—	64,928

OTHER (INCOME) EXPENSE:
Interest expense, net	13,002	4,542	—	17,544
Other (income) expense	112	(191)	(4)	(83)

	13,114	4,351	(4)	17,461

INCOME BEFORE INCOME TAXES	19,461	28,002	4	47,467

Income tax expense	(366)	(794)	—	(1,160)

INCOME BEFORE EQUITY IN SUBSIDIARIES	19,095	27,208	4	46,307

Income from equity in subsidiaries	27,212	—	(27,212)	—

NET INCOME	$46,307	$27,208	$(27,208)	$46,307

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the three months ended March 31, 2017

(in thousands)

	Parent	Combined Subsidiary Guarantors	Consolidating Adjustments And Other	Total Consolidated Amounts
Net cash provided by operating activities	$84,226	$7,265	$—	$91,491
Net cash used in investing activities	(13,642)	(5,688)	—	(19,330)
Net cash used in financing activities	(65,480)	(1,228)	—	(66,708)

Net increase (decrease) in cash and cash equivalents	5,104	349	—	5,453

CASH AND CASH EQUIVALENTS, beginning of period	11,378	26,333	—	37,711

CASH AND CASH EQUIVALENTS, end of period	$16,482	$26,682	$—	$43,164

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the three months ended March 31, 2016

(in thousands)

	Parent	Combined Subsidiary Guarantors	Consolidating Adjustments And Other	Total Consolidated Amounts
Net cash provided by operating activities	$117,248	$3,061	$—	$120,309
Net cash used in investing activities	(9,174)	(5,043)	—	(14,217)
Net cash used in financing activities	(113,751)	(2,816)	—	(116,567)

Net decrease in cash and cash equivalents	(5,677)	(4,798)	—	(10,475)

CASH AND CASH EQUIVALENTS, beginning of period	15,666	49,625	—	65,291

CASH AND CASH EQUIVALENTS, end of period	$9,989	$44,827	$—	$54,816

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report.

This quarterly report on Form 10-Q contains statements as to our beliefs and expectations of the outcome of future events that are forward-looking statements as defined within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. All statements other than statements of current or historical fact contained herein, including statements regarding our future financial position, business strategy, budgets, projected costs and plans, and objectives of management for future operations, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “estimate,” “expect,” “intend,” “could,” “may,” “plan,” “projects,” “will,” and similar expressions, as they relate to us, are intended to identify forward-looking statements. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from the statements made. These include, but are not limited to, the risks and uncertainties associated with:

•	general economic and market conditions, including the impact governmental budgets can have on our contract renewals and renegotiations, per diem rates, and occupancy;

•	fluctuations in our operating results because of, among other things, changes in occupancy levels, competition, increases in costs of operations, fluctuations in interest rates, and risks of operations;

•	changes in the privatization of the corrections and detention industry and the public acceptance of our services;

•	our ability to obtain and maintain correctional, detention, and reentry facility management contracts because of reasons including, but not limited to, sufficient governmental appropriations, contract compliance, effects of inmate disturbances, and the timing of the opening of new facilities and the commencement of new management contracts as well as our ability to utilize current available beds and new capacity as development and expansion projects are completed;

•	increases in costs to develop or expand correctional, detention, and reentry facilities that exceed original estimates, or the inability to complete such projects on schedule as a result of various factors, many of which are beyond our control, such as weather, labor conditions, and material shortages, resulting in increased construction costs;

•	changes in government policy regarding the utilization of the private sector for corrections and detention capacity and our services;

•	changes in government policy and in legislation and regulation of corrections and detention contractors that affect our business, including, but not limited to, California’s utilization of out-of-state contracted correctional capacity and the continued utilization of the South Texas Family Residential Center by U.S. Immigration and Customs Enforcement, or ICE, under terms of the current contract, and the impact of any changes to immigration reform and sentencing laws (Our company does not, under longstanding policy, lobby for or against policies or legislation that would determine the basis for, or duration of, an individual’s incarceration or detention.);

•	our ability to successfully integrate operations of our acquisitions and realize projected returns resulting therefrom;

•	our ability to meet and maintain qualification for taxation as a real estate investment trust, or REIT; and

•	the availability of debt and equity financing on terms that are favorable to us.

Any or all of our forward-looking statements in this quarterly report may turn out to be inaccurate. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy, and financial needs. Our statements can be affected by inaccurate assumptions we might make or by known or unknown risks, uncertainties and assumptions, including the risks, uncertainties, and assumptions described in Item 1A, “Risk Factors” disclosed in detail in the 2016 Form 10-K and in other reports we file with the Securities and Exchange Commission, or the SEC, from time to time. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly revise these forward-looking statements to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements contained in this report and in the 2016 Form 10-K.

OVERVIEW

The Company

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

Structured as a REIT, we are one of the nation’s largest owners of partnership correctional, detention, and residential reentry facilities and one of the largest prison operators in the United States. As of March 31, 2017, we owned or controlled 48 correctional and detention facilities, owned or controlled 27 residential reentry centers, and managed an additional 11 correctional and detention facilities owned by our government partners, with a total design capacity of approximately 88,400 beds in 20 states. In addition to providing fundamental residential services, our facilities offer a variety of rehabilitation and educational programs, including basic education, faith-based services, life skills and employment training, and substance abuse treatment. These services are intended to help reduce recidivism and to prepare offenders for their successful reentry into society upon their release. We also provide or make available to offenders certain health care (including medical, dental, and mental health services), food services, and work and recreational programs.

We are a Maryland corporation formed in 1983. Our principal executive offices are located at 10 Burton Hills Boulevard, Nashville, Tennessee, 37215, and our telephone number at that location is (615) 263-3000. Our website address is www.corecivic.com. We make our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, definitive proxy statements, and amendments to those reports under the Securities Exchange Act of 1934, as amended, or the Exchange Act, available on our website, free of charge, as soon as reasonably practicable after these reports are filed with or furnished to the SEC. Information contained on our website is not part of this report.

We began operating as a REIT effective January 1, 2013. We provide correctional services and conduct other business activities through taxable REIT subsidiaries, or TRSs. A TRS is a subsidiary of a REIT that is subject to applicable corporate income tax and certain qualification requirements. Our use of TRSs enables us to comply with REIT qualification requirements while providing correctional services at facilities we own and at facilities owned by our government partners and to engage in certain other business operations. A TRS is not subject to the distribution requirements applicable to REITs so it may retain income generated by its operations for reinvestment.

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

CRITICAL ACCOUNTING POLICIES

The consolidated financial statements in this report are prepared in conformity with U.S. generally accepted accounting principles. As such, we are required to make certain estimates, judgments, and assumptions that we believe are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. A summary of our significant accounting policies is described in our 2016 Form 10-K. The significant accounting policies and estimates which we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following:

Asset impairments. The primary risk we face for asset impairment charges, excluding goodwill, is associated with correctional facilities we own. As of March 31, 2017, we had $2.8 billion in property and equipment, including $178.5 million in long-lived assets, excluding equipment, at seven idled correctional facilities. The impairment analyses we performed for each of these facilities excluded the net book value of equipment, as a substantial portion of the equipment is easily transferrable to other company-owned facilities without significant cost. The carrying values of the seven idled facilities as of March 31, 2017 were as follows (in thousands):

Prairie Correctional Facility	$16,806
Huerfano County Correctional Center	17,373
Diamondback Correctional Facility	41,260
Southeast Kentucky Correctional Facility	22,412
Marion Adjustment Center	12,077
Lee Adjustment Center	10,220
Kit Carson Correctional Center	58,386

$178,534

We also have two idled non-core facilities containing 440 beds with an aggregate net book value of $3.9 million. From the date each facility became idle, the idled facilities incurred combined operating expenses of approximately $2.9 million and $2.1 million for the three months ended March 31, 2017 and 2016, respectively.

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

On April 30, 2017, the contract with the Federal Bureau of Prisons, or BOP, at our 1,422-bed Eden Detention Center expired and was not renewed. We have begun to market the facility to other customers, but can provide no assurance that we will be successful in securing a replacement contract. We performed an impairment analysis of the Eden facility, which had a net carrying value of $40.9 million as of March 31, 2017, and concluded that this asset has a recoverable value in excess of the carrying value.

Revenue Recognition – Multiple-Element Arrangement. In September 2014, we agreed under an expansion of an existing inter-governmental service agreement, or IGSA, between the city of Eloy, Arizona and ICE to provide residential space and services at our South Texas Family Residential Center. The amended IGSA qualifies as a multiple-element arrangement under the guidance in Accounting Standards Codification, or ASC, 605, “Revenue Recognition”. We evaluate each deliverable in an arrangement to determine whether it represents a separate unit of accounting. A deliverable constitutes a separate unit of accounting when it has standalone value to the customer. ASC 605 requires revenue to be allocated to each unit of accounting based on a selling price hierarchy. The selling price for a deliverable is based on its vendor specific objective evidence, or VSOE, of selling price, if available, third-party evidence, or TPE, if VSOE of selling price is not available, or estimated selling price, or ESP, if neither VSOE of selling price nor TPE is available. We establish VSOE of selling price using the price charged for a deliverable when sold separately. We establish TPE of selling price by evaluating similar products or services in standalone sales to similarly situated customers. We establish ESP based on management judgment considering internal factors such as margin objectives, pricing practices and controls, and market conditions. In arrangements with multiple elements, we allocate the transaction price to the individual units of accounting at inception of the arrangement based on their relative selling price. The allocation of revenue to each element requires considerable judgment and estimations which could change in the future. In October 2016, we entered into an amended IGSA that extended the term of the contract through September 2021. As a result of this amendment, the deferred revenue associated with the multiple elements will be recognized over future periods based on the delivery of future services. If the IGSA were to be further amended or terminated before the expiration of the five-year term, we would determine the allocation of any deferred revenues to the separate units of accounting to be recognized immediately for services previously provided and, if amended, over future periods based on the delivery of future services.

Self-funded insurance reserves. As of March 31, 2017, we had $31.9 million in accrued liabilities for employee health, workers’ compensation, and automobile insurance claims. We are significantly self-insured for employee health, workers’ compensation, and automobile liability insurance claims. As such, our insurance expense is largely dependent on claims experience and our ability to control our claims. We have consistently accrued the estimated liability for employee health insurance claims based on our history of claims experience and the estimated time lag between the incident date and the date we pay the claims. We have accrued the estimated liability for workers’ compensation claims based on an actuarial valuation of the outstanding liabilities, discounted to the net present value of the outstanding liabilities, using a combination of actuarial methods used to project ultimate losses, and our automobile insurance claims based on estimated development factors on claims incurred. The liability for employee health, workers’ compensation, and automobile insurance includes estimates for both claims incurred and for claims incurred but not reported. These estimates could change in the future. It is possible that future cash flows and results of operations could be materially affected by changes in our assumptions, new developments, or by the effectiveness of our strategies.

Legal reserves. As of March 31, 2017, we had $7.0 million in accrued liabilities related to certain legal proceedings in which we are involved. We have accrued our best estimate of the probable costs for the resolution of these claims based on a range of potential outcomes. In addition, we are subject to current and potential future legal proceedings for which little or no accrual has been reflected because our current assessment of the potential exposure is nominal. These estimates have been developed in consultation with our General Counsel’s office and, as appropriate, outside counsel handling these matters, and are based upon an analysis of potential results, assuming a combination of litigation and settlement strategies. It is possible that future cash flows and results of operations could be materially affected by changes in our assumptions, new developments, or by the effectiveness of our strategies.

RESULTS OF OPERATIONS

Our results of operations are impacted by the number of facilities we owned and managed, the number of facilities we managed but did not own, the number of facilities we leased to other operators, and the facilities we owned that were not in operation. The following table sets forth the changes in the number of facilities operated for the periods presented:

	Effective Date	Owned and Managed	Managed Only	Leased	Total

Facilities as of December 31, 2015		60	11	6	77

Acquisition of seven community corrections facilities in Colorado	April 2016	7	—	—	7
Lease of the North Fork Correctional Facility	May 2016	(1)	—	1	—
Acquisition of the Long Beach Community Corrections Center in California	June 2016	—	—	1	1

Facilities as of December 31, 2016		66	11	8	85

Acquisition of the Arapahoe Community Treatment Center in Colorado	January 2017	1	—	—	1
Expiration of the contract at the D.C. Correctional Treatment Facility in the District of Columbia	January 2017	(1)	—	—	(1)
Acquisition of the Stockton Female Community Corrections Facility in California	February 2017	—	—	1	1

Facilities as of March 31, 2017		66	11	9	86

Three Months Ended March 31, 2017 Compared to the Three Months Ended March 31, 2016

Net income was $50.0 million, or $0.42 per diluted share, for the three months ended March 31, 2017, compared with net income of $46.3 million, or $0.39 per diluted share, for the three months ended March 31, 2016.

Facility Operations

A key performance indicator we use to measure the revenue and expenses associated with the operation of the facilities we own or manage is expressed in terms of a compensated man-day, which represents the revenue we generate and expenses we incur for one offender for one calendar day. Revenue and expenses per compensated man-day are computed by dividing facility revenue and expenses by the total number of compensated man-days during the period. A compensated man-day represents a calendar day for which we are paid for the occupancy of an offender. We believe the measurement is useful because we are compensated for operating and managing facilities at an offender per-diem rate based upon actual or minimum guaranteed occupancy levels. We also measure our ability to contain costs on a per-compensated man-day basis, which is largely dependent upon the number of offenders we accommodate. Further, per compensated man-day measurements are also used to estimate our potential profitability based on certain occupancy levels relative to design capacity. Revenue and expenses per compensated man-day for all of the facilities placed into service that we owned or managed, exclusive of those held for lease, were as follows for the three months ended March 31, 2017 and 2016:

	For the Three Months Ended March 31,
	2017	2016

Revenue per compensated man-day	$71.98	$75.30
Operating expenses per compensated man-day:
Fixed expense	37.99	39.88
Variable expense	14.05	15.42

Total	52.04	55.30

Operating income per compensated man-day	$19.94	$20.00

Operating margin	27.7%	26.6%

Average compensated occupancy	81.0%	75.1%

Average available beds	82,979	85,194

Average compensated population	67,192	63,985

Fixed expenses per compensated man-day for the three months ended March 31, 2017 include depreciation expense of $4.1 million and interest expense of $1.7 million in order to more properly reflect the cash flows associated with the lease at the South Texas Family Residential Center. Fixed expenses per compensated man-day for the three months ended March 31, 2016 include depreciation expense of $10.6 million and interest expense of $2.9 million associated with the lease at the South Texas Family Residential Center.

Revenue

Total revenue consists of revenue we generate in the operation and management of correctional, detention, and residential reentry facilities, as well as rental revenue generated from facilities we lease to third-party operators, and from our inmate transportation subsidiary. The following table reflects the components of revenue for the three months ended March 31, 2017 and 2016 (in millions):

	For the Three Months Ended March 31,
	2017	2016	$ Change	% Change
Management revenue:
Federal	$216.7	$235.7	$(19.0)	(8.1%)
State	181.8	171.2	10.6	6.2%
Local	20.6	16.3	4.3	26.4%
Other	16.2	15.3	0.9	5.9%

Total management revenue	435.3	438.5	(3.2)	(0.7%)

Rental and other revenue	10.4	8.9	1.5	16.9%

Total revenue	$445.7	$447.4	$(1.7)	(0.4%)

The $3.2 million, or 0.7%, decrease in total management revenue for the three months ended March 31, 2017 as compared with the same period in 2016 resulted from a decrease in revenue of approximately $19.1 million driven by a decrease of 4.4% in average revenue per compensated man-day. This decrease in revenue was partially offset by an increase in revenue of approximately $15.9 million caused by an increase in the average daily compensated population from 2016 to 2017, net of the revenue generated by one fewer day of operations due to leap year in 2016. The decrease in average revenue per compensated man-day was primarily a result of the amended IGSA associated with the South Texas Family Residential Center effective in the fourth quarter of 2016, as further described hereafter. The decrease in average revenue per compensated man-day was partially offset by the effect of per diem increases at several of our other facilities.

Average daily compensated population increased 3,207, or 5.0%, from 63,985 during the three months ended March 31, 2016 to 67,192 during the three months ended March 31, 2017. The increase in average compensated population primarily resulted from the acquisition of Correctional Management, Inc., or CMI, in the second quarter of 2016, the activation in the third quarter of 2016 of the new contract to house up to an additional 1,000 inmates at our newly expanded Red Rock Correctional Center, both as further described hereafter, and the full activation of the newly constructed Trousdale Turner Correctional Center during 2016. While we began housing state of Tennessee inmates at the facility in January 2016, occupancy at the facility increased throughout the year. An increase in populations at certain other facilities, primarily from ICE, also contributed to the increase in average compensated population from 2016 to 2017. The increase in average compensated population was partially offset by the effect of the decline in California inmates held in our out-of-state facilities and the expiration of our contract with the District of Columbia, or District, at the D.C. Correctional Treatment Facility in the first quarter of 2017, both as further described hereafter. The expiration of our contract with the BOP at our Cibola County Corrections Center in October 2016 also contributed to the offset. While we signed a new contract in October 2016 to provide detention space and services at our Cibola facility to ICE for up to 1,116 detainees, the transition period from the BOP contract to the ICE contract resulted in a reduction in average compensated population at the facility during the three months ended March 31, 2017 when compared to the same period in the prior year.

Business from our federal customers, including primarily the BOP, the United States Marshals Service, or USMS, and ICE, continues to be a significant component of our business. Our federal customers generated approximately 49% and 53% of our total revenue for the three months ended March 31, 2017 and 2016, respectively, decreasing $19.0 million, or 8.1%. The decrease in federal revenues primarily resulted from the amended IGSA associated with the South Texas Family Residential Center effective in the fourth quarter of 2016, partially offset by the combined effect of per diem increases for several of our federal contracts and a net increase in federal populations at certain other facilities, primarily from ICE.

The federal inmate population in secure BOP facilities, including private facilities, has declined over the past three years, from approximately 202,000 on December 31, 2013 to approximately 175,000 on December 31, 2016, a 13.4% decrease. Inmate populations in the BOP system have declined due, in part, to the retroactive application of changes to sentencing guidelines applicable to certain federal drug trafficking offenses. We believe increases in capacity within the federal system have contributed to a decline in BOP populations within our facilities, including the non-renewal of our contract at the Eden Detention Center effective April 30, 2017, and could continue to impact the future demand for the BOP’s use of private prison capacity. Further, in a memorandum to the BOP dated August 18, 2016, the U.S. Department Of Justice, or DOJ, directed that, as each contract with privately operated prisons reaches the end of its term, the BOP should either decline to renew that contract or substantially reduce its scope in a manner consistent with law and the overall decline of the BOP’s inmate population. However, in November 2016, we announced that the BOP exercised a two-year renewal option at our 1,978-bed, McRae Correctional Facility. The amended agreement commenced on December 1, 2016, and provides for housing up to 1,724 federal inmates with a fixed monthly payment for 1,633 beds, compared to our previous contract which contained a fixed payment for 1,780 beds. On February 21, 2017, the newly appointed Attorney General issued a memorandum rescinding the DOJ’s prior directive stating the memorandum changed long-standing policy and practice and impaired the BOP’s ability to meet the future needs of the federal correctional system.

State revenues from contracts at correctional, detention, and residential reentry facilities that we operate increased 6.2% from the first quarter of 2016 to the first quarter of 2017. The increase in state revenues was primarily a result of the full activation of the newly constructed Trousdale Turner Correctional Center during 2016 and the activation of the expansion at our Red Rock Correctional Center in the third quarter of 2016. The increase in state revenues was partially offset by a decline in California inmates held in our out-of-state facilities and the expiration of our contract with the District at the D.C. Correctional Treatment Facility in the first quarter of 2017. The $4.3 million, or 26.4% increase in revenue from local authorities from the first quarter of 2016 to the first quarter of 2017 was primarily a result of the acquisition of CMI in the second quarter of 2016 and the acquisition of the Arapahoe Community Treatment Center, or ACTC, in the first quarter of 2017, both as further described hereafter.

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

Operating Expenses

Operating expenses totaled $315.3 million and $313.9 million, a 0.4% increase, for the three months ended March 31, 2017 and 2016, respectively. Operating expenses consist of those expenses incurred in the operation and management of correctional, detention, and residential reentry facilities, as well as at facilities we lease to third-party operators, and for our inmate transportation subsidiary.

Expenses incurred in connection with the operation and management of correctional, detention, and residential reentry facilities increased $0.5 million, or 0.2%, during the first quarter of 2017 when compared to the same period in 2016. There were several notable offsetting factors that affected operating expenses when comparing the two periods. The amended IGSA associated with the South Texas Family Residential Center which lowered the cost structure effective in the fourth quarter of 2016, the one fewer day of operations due to leap year in 2016, and the expiration of our contract with the District at the D.C. Correctional Treatment Facility in the first quarter of 2017 all resulted in a decrease in operating expenses. However, the decrease in operating expenses was slightly more than offset primarily by the additional expenses resulting from the full activation of the newly constructed Trousdale Turner Correctional Center during 2016, the acquisition of CMI in the second quarter of 2016, and the activation of the expansion at our Red Rock Correctional Center in the third quarter of 2016.

Total expenses per compensated man-day decreased to $52.04 during the three months ended March 31, 2017 from $55.30 during the three months ended March 31, 2016. Fixed expenses per compensated man-day for the three months ended March 31, 2017 and 2016 include depreciation expense of $4.1 million and $10.6 million, respectively, and interest expense of $1.7 million and $2.9 million, respectively, in order to more properly reflect the cash flows associated with the lease at the South Texas Family Residential Center. Fixed expenses and variable expenses per compensated man-day decreased from 2016 to 2017 primarily as a result of the amended IGSA which lowered the cost structure associated with the South Texas Family Residential Center effective in the fourth quarter of 2016, as further described hereafter.

As the economy has improved, we have experienced wage pressures in certain markets across the country, and have provided wage increases to remain competitive. However, these pressures have not yet had a material impact on our margins, as salaries expense per compensated man-day increased 2.2% over the prior year quarter, excluding the impact of the aforementioned contract modification at the South Texas Family Residential Center. We

continually monitor compensation levels very closely along with overall economic conditions and will set wage levels necessary to help ensure the long-term success of our business. Salaries and benefits represent the most significant component of our operating expenses, representing 59% of our total operating expenses during 2016 and 61% for the first three months of 2017.

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

During the third quarter of 2016, the Texas Department of Criminal Justice, or TDCJ, solicited proposals for the rebid of four facilities we currently manage for the state of Texas. The current managed-only contracts for these four facilities are scheduled to expire in August 2017. The four facilities have a total capacity of 5,129 beds and generated $2.3 million in facility net operating income during 2016. The four facilities generated $0.1 million and $0.4 million in facility net operating income during the three months ended March 31, 2017 and 2016, respectively.

On March 31, 2017, the TDCJ notified us that, in light of the current economic climate as well as the fiscal constraints and budget outlook for the TDCJ for the next biennium, the TDCJ will not be awarding the contract for the Bartlett State Jail, one of the facilities included in the aforementioned rebid. This facility incurred net operating losses of $0.5 million and $0.8 million during the first quarter of 2017 and the year ended December 31, 2016, respectively. During the first quarter of 2017, we also wrote-off $0.3 million of goodwill associated with this managed-only facility. In collaboration with the TDCJ, the decision was made to close the Bartlett facility on June 24, 2017. We will work with the TDCJ to help ensure a successful transfer of operations, and continue to await a decision regarding the remaining three managed-only facilities. There is no goodwill associated with the remaining three facilities.

As previously noted herein, on April 30, 2017, the contract with the BOP at our 1,422-bed Eden Detention Center expired and was not renewed. This facility generated net operating income of $1.4 million and $9.1 million during the first quarter of 2017 and the year ended December 31, 2016, respectively. We have begun to market the facility to other customers, but can provide no assurance that we will be successful in securing a replacement contract.

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

	For the Three Months Ended March 31,
	2017	2016
Owned and Managed Facilities:
Revenue per compensated man-day	$78.92	$83.73
Operating expenses per compensated man-day:
Fixed expense	40.30	43.14
Variable expense	14.68	16.52

Total	54.98	59.66

Operating income per compensated man-day	$23.94	$24.07

Operating margin	30.3%	28.7%

Average compensated occupancy	78.4%	71.5%

Average available beds	69,081	71,296

Average compensated population	54,162	51,004

	For the Three Months Ended March 31,
	2017	2016
Managed-Only Facilities:
Revenue per compensated man-day	$43.12	$42.19
Operating expenses per compensated man-day:
Fixed expense	28.41	27.09
Variable expense	11.43	11.09

Total	39.84	38.18

Operating income per compensated man-day	$3.28	$4.01

Operating margin	7.6%	9.5%

Average compensated occupancy	93.8%	93.4%

Average available beds	13,898	13,898

Average compensated population	13,030	12,981

Owned and Managed Facilities

Facility net operating income, or the operating income or loss from operations before interest, taxes, asset impairments, depreciation and amortization, at our owned and managed facilities decreased by $2.8 million, from $125.2 million during the three months ended March 31, 2016 to $122.4 million during the three months ended March 31, 2017, a decrease of 2.2%. Facility net operating income at our owned and managed facilities in the first quarter of 2017 was unfavorably impacted by the amended IGSA associated with the South Texas Family Residential Center effective in the fourth quarter of 2016, as further described hereafter. The aforementioned $5.8 million and $13.5 million aggregate depreciation and interest expense associated with the lease at the South Texas Family Residential Center in the three months ended March 31, 2017 and 2016, respectively, are not included in the facility net operating income amounts reported above, but are included in the per compensated man-day statistics.

In September 2014, we announced that we agreed to an expansion of an IGSA between the city of Eloy, Arizona and ICE to house up to 2,400 individuals at the South Texas Family Residential Center, a facility we lease in Dilley, Texas. The services provided under the original amended IGSA commenced in the fourth quarter of 2014 and had an original term of up to four years.

In October 2016, we entered into an amended IGSA that provides for a new, lower fixed monthly payment that commenced in November 2016, and extended the term of the contract through September 2021. The agreement can be further extended by bi-lateral modification. However, ICE can also terminate the agreement for convenience or non-appropriation of funds, without penalty, by providing us with at least a 60-day notice. Concurrent with the amendment to the IGSA entered into in October 2016, we modified our lease agreement with the third-party lessor of the facility to reflect a reduced monthly lease expense effective in November 2016, with a new term concurrent with the amended IGSA. In the event we cancel the lease with the third-party lessor prior to its expiration as a result of the termination of the IGSA by ICE for convenience, and if we are unable to reach an agreement for the continued use of the facility within 90 days from the termination date, we are required to pay a termination fee based on the termination date, currently equal to $10.0 million and declining to zero by October 2020.

During the three months ended March 31, 2017 and 2016, we recognized $42.6 million and $70.8 million, respectively, in total revenue associated with the South Texas Family Residential Center. The original IGSA with ICE had a favorable impact on the revenue and net operating income of our owned and managed facilities during 2016, with more favorable operating margin percentages than those of our average owned and managed facilities. Under terms of the amended IGSA entered into in October 2016, the revenues generated at the South Texas Family Residential Center declined and operating margin percentages at the facility became more comparable to those of our average owned and managed facilities, resulting in a material reduction to our facility net operating income in 2017.

Numerous lawsuits, to which we are not a party, have challenged the government’s policy of detaining migrant families. Any court decision or government action that impacts our existing contract for the South Texas Family Residential Center could materially affect our cash flows, financial condition, and results of operations.

In December 2015, we announced that we were awarded a new contract from the Arizona Department of Corrections, or ADOC, to house up to an additional 1,000 medium-security inmates at our Red Rock facility, bringing the contracted bed capacity to 2,000 inmates. The new management contract contains an initial term of ten years, with two five-year renewal options upon mutual agreement and provides for an occupancy guarantee of 90% of the contracted beds once the 90% occupancy rate is achieved. The government partner included the occupancy guarantee in its RFP in order to guarantee its access to the beds. In connection with the new award, we expanded our Red Rock facility to a design capacity of 2,024 beds and added additional space for inmate reentry programming. We began receiving inmates under the new contract during the third quarter of 2016. The new contract generated $5.5 million of incremental revenue, net of the revenue impact of one fewer day of operations due to leap year in 2016, during the three months ended March 31, 2017 when compared to the same period in the prior year.

During the first quarter of 2015, the adult inmate population held in state of California institutions first met a Federal court order to reduce inmate populations below 137.5% of its capacity. Inmate populations in the state continued to decline below the court ordered capacity limit which has resulted in declining inmate populations in the out-of-state program at facilities we own and operate. As of March 31, 2017, the adult inmate population held in state of California institutions remained in compliance with the Federal court order at approximately 135.2% of capacity, or approximately 115,000 inmates, which did not include the California inmates held in our out-of-state facilities. During the three months ended March 31, 2017 and 2016, we cared for an average daily population of approximately 4,500 and 5,100 California inmates, respectively, in facilities outside the state as a partial solution to the State’s overcrowding. This decline in population, along with the revenue impact of one fewer day of operations due to leap year in 2016, resulted in a decrease in revenue of $3.3 million from the three months ended March 31, 2016 to the three months ended March 31, 2017.

Approximately 6% and 7% of our total revenue for the three months ended March 31, 2017 and 2016, respectively, was generated from the California Department of Corrections and Rehabilitation, or CDCR, in facilities housing inmates outside the state of California.

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

On April 11, 2017, we announced that we contracted with the state of Ohio to house up to an additional 996 offenders at our 2,016-bed Northeast Ohio Correctional Center. The initial term of the contract continues through June 2032 with unlimited renewal options subject to appropriations and mutual agreement. We expect to begin receiving offender populations at the Northeast Ohio facility from the state of Ohio in July 2017, with full contract utilization by the beginning of the first quarter of 2018. On March 31, 2017, we cared for approximately 550 detainees from the USMS and approximately 150 detainees from ICE at our Northeast Ohio facility.

Our contract with the District at the D.C. Correctional Treatment Facility expired in the first quarter of 2017. The District assumed operation of the facility in January 2017. We incurred facility net operating losses at the facility of $0.5 million and $0.4 million during the first quarters of 2017 and 2016, respectively. Our investment in the direct financing lease with the District also expired in the first quarter of 2017. Upon expiration of the lease, ownership of the facility automatically reverted to the District.

On April 8, 2016, we closed on the acquisition of 100% of the stock of CMI along with the real estate used in the operation of CMI’s business from two entities affiliated with CMI. CMI, a privately held community corrections company that operates seven community corrections facilities, including six owned and one leased, with approximately 600 beds in Colorado, specializes in community correctional services, drug and alcohol treatment services, and residential reentry services. We provide these services through multiple contracts with three counties in Colorado, as well as the Colorado Department of Corrections, a pre-existing partner of ours. On January 1, 2017, we also acquired ACTC, a 135-bed residential reentry center in Englewood, Colorado, which we integrated along with the operations of our existing Colorado residential reentry centers. We acquired these eight facilities as strategic investments that further expand the network of reentry assets we own and the services we provide. Total revenue generated from the acquisitions of these eight facilities during the three months ended March 31, 2017 totaled $3.8 million.

Managed-Only Facilities

Total revenue at our managed-only facilities increased slightly from $49.8 million during the first quarter of 2016 to $50.6 million during the first quarter of 2017. Revenue per compensated man-day increased to $43.12 from $42.19, or 2.2%, for the first quarter of 2017 compared with the same period in the prior year. Operating expenses per compensated man-day increased to $39.84 during the three months ended March 31, 2017 from $38.18 during the same period in the prior year. Facility net operating income at our managed-only facilities decreased $0.9 million, from $4.7 million during the three months ended March 31, 2016 to $3.8 million during the three months ended March 31, 2017. During the three months ended March 31, 2017 and 2016, managed-only facilities generated 3.0% and 3.6%, respectively, of our total facility net operating income. We expect the managed-only business to remain competitive and we will only pursue opportunities for managed-only business where we are sufficiently compensated for the risk associated with this competitive business. Further, we may terminate existing contracts from time to time when we are unable to achieve per diem increases that offset increasing expenses and enable us to maintain safe, effective operations.

Other Facility-Related Activity

In May 2016, we entered into a lease with the Oklahoma Department of Corrections, or ODOC, for our previously idled 2,400-bed North Fork Correctional Facility. The lease agreement commenced on July 1, 2016, and includes a five-year base term with unlimited two-year renewal options. However, the lease agreement permitted the ODOC to utilize the facility for certain activation activities and, therefore, revenue recognition began upon execution of the lease. The average annual rent to be recognized during the five-year base term is $7.3 million, including annual rent in the fifth year of $12.0 million. After the five-year base term, the annual rent will be equal to the rent due during the prior lease year, adjusted for increases in the Consumer Price Index. We are responsible for repairs and maintenance, property taxes and property insurance, while all other aspects and costs of facility operations are the responsibility of the ODOC.

On June 10, 2016, we acquired a residential reentry center in Long Beach, California from a privately held owner. The 112-bed facility is leased to a third-party operator under a triple net lease agreement that extends through June 2020 and includes one five-year lease extension option. In addition, on February 10, 2017, we acquired the Stockton Female Community Corrections Facility, a 100-bed residential reentry center in Stockton, California. The 100-bed facility is leased to a third-party operator under a triple net lease agreement that extends through April 2021 and includes one five-year lease extension option. Both third-party operators separately contract with the CDCR to provide rehabilitative and reentry services to residents at the leased facilities. We acquired the facilities in the real estate–only transactions as strategic investments that further expand our network of residential reentry centers.

General and administrative expense

For the three months ended March 31, 2017 and 2016, general and administrative expenses totaled $24.8 million and $26.5 million, respectively. General and administrative expenses consist primarily of corporate management salaries and benefits, professional fees and other administrative expenses. We currently expect general and administrative expenses to continue to be lower when compared to prior year periods as a result of a cost reduction plan we implemented at the end of the third quarter of 2016 as part of a restructuring of our corporate operations.

Depreciation and Amortization

For the three months ended March 31, 2017 and 2016, depreciation and amortization expense totaled $36.3 million and $42.1 million, respectively. Our lease agreement with the third-party lessor associated with the 2,400-bed South Texas Family Residential Center resulted in our being deemed the owner of the constructed assets for accounting purposes, in accordance with ASC 840-40-55, formerly Emerging Issues Task Force No. 97-10, “The Effect of Lessee Involvement in Asset Construction”. Accordingly, our balance sheet reflects the costs attributable to the building assets constructed by the third-party lessor, which, beginning in the second quarter of 2015, began depreciating over the remainder of the four-year term of the original lease. Depreciation expense for the constructed assets at this facility was $4.1 million and $10.6 million during the three months ended March 31, 2017 and 2016, respectively. As previously described herein, we modified our lease agreement with the third-party lessor of the facility in October 2016, which resulted in a reduced monthly lease rate effective in November 2016 and extended the term of the contract. As a result of the lease modification, depreciation expense for the constructed assets at the South Texas Family Residential Center is expected to decline in 2017 to approximately $16.6 million.

Interest expense, net

Interest expense is reported net of interest income and capitalized interest for the three months ended March 31, 2017 and 2016. Gross interest expense, net of capitalized interest, was $16.7 million and $17.6 million, respectively, for the three months ended March 31, 2017 and 2016. Gross interest expense is based on outstanding borrowings under our $900.0 million revolving credit facility, or revolving credit facility, our outstanding Incremental Term Loan, or Term Loan, and our outstanding senior notes, as well as the amortization of loan costs and unused facility fees. We also incur interest expense associated with the lease of the South Texas Family Residential Center, in accordance with ASC 840-40-55. Interest expense associated with the lease of this facility was $1.7 million and $2.9 million during the three months ended March 31, 2017 and 2016, respectively. As previously described herein, we modified our lease agreement with the third-party lessor of the facility in October 2016, which resulted in a reduced monthly lease rate effective in November 2016 and extended the term of the contract. As a result of the lease modification, interest expense associated with the lease of the South Texas Family Residential Center is expected to decline in 2017 to approximately $6.4 million.

We have benefited from relatively low interest rates on our revolving credit facility, which is largely based on the London Interbank Offered Rate, or LIBOR. It is possible that LIBOR could increase in the future. Based on our leverage ratio, loans under our revolving credit facility during 2016 and the first quarter of 2017 were at the base rate plus a margin of 0.50% or at LIBOR plus a margin of 1.50%, and a commitment fee equal to 0.35% of the unfunded balance. Interest rates under the Term Loan are the same as the interest rates under our revolving credit facility.

Gross interest income was $0.2 million and $0.1 million for the three months ended March 31, 2017 and 2016, respectively. Gross interest income is earned on notes receivable, investments, and cash and cash equivalents. There was no interest capitalized during the three months ended March 31, 2017. Capitalized interest was $0.1 million during the three months ended March 31, 2016. Capitalized interest in 2016 was primarily associated with the expansion project at our Red Rock Correctional Center.

Income tax expense

During the three months ended March 31, 2017 and 2016, our financial statements reflected an income tax expense of $2.5 million and $1.2 million, respectively. Our effective tax rate was 4.7% and 2.4% during the three months ended March 31, 2017 and 2016, respectively. As a REIT, we are entitled to a deduction for dividends paid, resulting in a substantial reduction in the amount of federal income tax expense we recognize. Substantially all of our income tax expense is incurred based on the earnings generated by our TRSs. Our overall effective tax rate is estimated based on the current projection of taxable income primarily generated in our TRSs. Our consolidated effective tax rate could fluctuate in the future based on changes in estimates of taxable income, the relative amounts of taxable income generated by the TRSs and the REIT, the implementation of additional tax planning strategies, changes in federal or state tax rates or laws affecting tax credits available to us, changes in other tax laws, changes in estimates related to uncertain tax positions, or changes in state apportionment factors, as well as changes in the valuation allowance applied to our deferred tax assets that are based primarily on the amount of state net operating losses and tax credits that could expire unused.

LIQUIDITY AND CAPITAL RESOURCES

Our principal capital requirements are for working capital, stockholder distributions, capital expenditures, and debt service payments. Capital requirements may also include cash expenditures associated with our outstanding commitments and contingencies, as further discussed in the notes to our financial statements and as further described in our 2016 Form 10-K. Additionally, we may incur capital expenditures to expand the design capacity of certain of our facilities (in order to retain management contracts) and to increase our inmate bed capacity for anticipated demand from current and future customers. We may acquire additional correctional facilities and residential reentry centers, as well as other real estate assets used to provide mission critical governmental services primarily in the criminal justice sector, that we believe have favorable investment returns and increase value to our stockholders. We will also consider opportunities for growth, including, but not limited to, potential acquisitions of businesses within our lines of business and those that provide complementary services, provided we believe such opportunities will broaden our market share and/or increase the services we can provide to our customers.

To qualify and be taxed as a REIT, we generally are required to distribute annually to our stockholders at least 90% of our REIT taxable income (determined without regard to the dividends paid deduction and excluding net capital gains). Our REIT taxable income will not typically include income earned by our TRSs except to the extent our TRSs pay dividends to the REIT. Our Board of Directors declared a quarterly dividend of $0.42 for the first quarter of 2017 totaling $50.0 million. The amount, timing and frequency of future distributions will be at the sole discretion of our Board of Directors and will be declared based upon various factors, many of which are beyond our control, including our financial condition and operating cash flows, the amount required to maintain qualification and taxation as a REIT and reduce any income and excise taxes that we otherwise would be required to pay, limitations on distributions in our existing and future debt instruments, limitations on our ability to fund distributions using cash generated through our TRSs, alternative growth opportunities that require capital deployment, and other factors that our Board of Directors may deem relevant.

As of March 31, 2017, our liquidity was provided by cash on hand of $43.2 million, and $467.9 million available under our revolving credit facility. During the three months ended March 31, 2017 and 2016, we generated $91.5 million and $120.3 million, respectively, in cash through operating activities, and as of March 31, 2017, we had net working capital of $28.4 million. We currently expect to be able to meet our cash expenditure requirements for the next year utilizing these resources. We have no debt maturities until April 2020.

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

Debt and equity

As of March 31, 2017, we had $350.0 million principal amount of unsecured notes outstanding with a fixed stated interest rate of 4.625%, $325.0 million principal amount of unsecured notes outstanding with a fixed stated interest rate of 4.125%, and $250.0 million principal amount of unsecured notes outstanding with a fixed stated interest rate of 5.0%. In addition, we had $92.5 million outstanding under our Term Loan with a variable interest rate of 2.5%, and $423.0 million outstanding under our revolving credit facility with a variable weighted average interest rate of 2.5%. As of March 31, 2017, our total weighted average effective interest rate was 4.1%, while our total weighted average maturity was 4.3 years. We may also seek to issue debt or equity securities from time to time when we determine that market conditions and the opportunity to utilize the proceeds from the issuance of such securities are favorable.

On February 26, 2016, we entered into an ATM Equity Offering Sales Agreement, or ATM Agreement, with multiple sales agents. Pursuant to the ATM Agreement, we may offer and sell to or through the sales agents from time to time, shares of our common stock, par value $0.01 per share, having an aggregate gross sales price of up to $200.0 million. Sales, if any, of our shares of common stock will be made primarily in “at-the-market” offerings, as defined in Rule 415 under the Securities Act of 1933, as amended. The shares of common stock will be offered and sold pursuant to our registration statement on Form S-3 filed with the SEC on May 15, 2015, and a related prospectus supplement dated February 26, 2016. We intend to use the net proceeds from any sale of shares of our common stock to repay borrowings under our revolving credit facility (including the Term Loan under the “accordion” feature of the revolving credit facility) and for general corporate purposes, including to fund future acquisitions and development projects. There were no shares of our common stock sold under the ATM Agreement during the three months ended March 31, 2017.

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

Acquisitions

On January 1, 2017, we acquired the aforementioned ACTC, a 135-bed residential reentry center in Englewood, Colorado. In addition, on February 10, 2017, we acquired the Stockton Female Community Corrections Facility, a 100-bed residential reentry center in Stockton, California, in a real estate-only transaction. We acquired the two facilities for a combined total of $7.1 million in cash, excluding transaction-related expenses, and funded the transactions utilizing available cash on hand. We acquired the facilities as strategic investments that further expand our network of residential reentry centers.

Facility development and capital expenditures

The demand for capacity in the short-term has been affected by the budget challenges many of our government partners currently face. At the same time, these challenges impede our customers’ ability to construct new prison beds of their own or update older facilities, which we believe could result in further need for private sector capacity solutions in the long-term. We intend to continue to pursue build-to-suit opportunities like our 2,552-bed Trousdale Turner Correctional Center recently constructed in Trousdale County, Tennessee. We also expect to continue to pursue investment opportunities and are in various stages of due diligence to complete additional transactions like the real estate acquisitions of seven residential reentry centers in Pennsylvania, California, and Colorado over the past two years, and business combination transactions like the acquisitions of Avalon Correctional Services, Inc. in the fourth quarter of 2015 and CMI in the second quarter of 2016. The transactions that have not yet closed are subject to various customary closing conditions, and we can provide no assurance that any such transactions will ultimately be completed. We are also pursuing investment opportunities in other real estate assets used to provide mission critical governmental services primarily in the criminal justice sector. In the long-term, however, we would like to see meaningful utilization of our available capacity and better visibility from our customers before we add any additional prison capacity on a speculative basis.

Operating Activities

Our net cash provided by operating activities for the three months ended March 31, 2017 was $91.5 million, compared with $120.3 million for the same period in the prior year. Cash provided by operating activities represents the year to date net income plus depreciation and amortization, changes in various components of working capital, and various non-cash charges. The decrease in cash provided by operating activities was primarily due to negative fluctuations in working capital balances during the three months ended March 31, 2017 when compared to the same period in the prior year and routine timing differences in the collection of accounts receivables and in the payment of accounts payables, accrued salaries and wages, and other liabilities.

Investing Activities

Our cash flow used in investing activities was $19.3 million for the three months ended March 31, 2017 and was primarily attributable to capital expenditures during the three-month period of $14.6 million, including expenditures for facility development and expansions of $6.4 million and $8.2 million for facility maintenance and information technology capital expenditures. Our cash flow used in investing activities also included $7.1 million attributable to the aforementioned acquisitions of the two residential reentry centers in the first quarter of 2017. Our cash flow used in investing activities was $14.2 million for the three months ended March 31, 2016 and was primarily attributable to capital expenditures during the three-month period of $14.1 million, including expenditures for facility development and expansions of $7.8 million primarily related to the expansion project at our Red Rock Correctional Center, and $6.3 million for facility maintenance and information technology capital expenditures.

Financing Activities

Cash flow used in financing activities was $66.7 million for the three months ended March 31, 2017 and was primarily attributable to dividend payments of $51.5 million and $5.1 million for the purchase and retirement of common stock that was issued in connection with equity-based compensation. In addition, cash flow used in financing activities included $12.0 million of net repayments under our revolving credit facility, and $2.5 million of scheduled principal repayments under our Term Loan. These payments were partially offset by $5.0 million associated with exercising stock options.

Cash flow used in financing activities was $116.6 million for the three months ended March 31, 2016 and was primarily attributable to dividend payments of $65.1 million and $3.5 million for the purchase and retirement of common stock that was issued in connection with equity-based compensation. Further, cash flow used in financing activities included $45.0 million of net repayments under our revolving credit facility and $1.3 million of scheduled principal repayments under our Term Loan. In addition, cash flow used in financing activities included $3.3 million of cash payments associated with the financing components of the lease related to the South Texas Family Residential Center.

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

Our reconciliation of net income to FFO and Normalized FFO for the three months ended March 31, 2017 and 2016 is as follows (in thousands):

	For the Three Months Ended March 31,
FUNDS FROM OPERATIONS:	2017	2016

Net income	$50,047	$46,307
Depreciation of real estate assets	23,699	23,337

Funds From Operations	73,746	69,644

Expenses associated with mergers and acquisitions	130	1,143
Goodwill and other impairments	259	—

Normalized Funds From Operations	$74,135	$70,787

Contractual Obligations

The following schedule summarizes our contractual cash obligations by the indicated period as of March 31, 2017 (in thousands):

	Payments Due By Year Ended December 31,
	2017 (remainder)	2018	2019	2020	2021	Thereafter	Total
Long-term debt	$7,500	$10,000	$15,000	$808,000	$—	$600,000	$1,440,500
Interest on senior notes	42,094	42,094	42,094	35,390	28,688	36,781	227,141
Contractual facility developments and other commitments	2,524	—	—	—	—	—	2,524
South Texas Family Residential Center	38,280	50,808	50,808	50,947	38,976	—	229,819
Operating leases	509	605	615	563	574	290	3,156

Total contractual cash obligations	$90,907	$103,507	$108,517	$894,900	$68,238	$637,071	$1,903,140

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

We had $9.1 million of letters of credit outstanding at March 31, 2017 primarily to support our requirement to repay fees and claims under our self-insured workers’ compensation plan in the event we do not repay the fees and claims due in accordance with the terms of the plan. The letters of credit are renewable annually. We did not have any draws under any outstanding letters of credit during the three months ended March 31, 2017 or 2016.

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

Our primary market risk exposure is to changes in U.S. interest rates. We are exposed to market risk related to our revolving credit facility and Term Loan because the interest rates on our revolving credit facility and Term Loan are subject to fluctuations in the market. If the interest rate for our outstanding indebtedness under the revolving credit facility and Term Loan was 100 basis points higher or lower during the three months ended March 31, 2017, our interest expense, net of amounts capitalized, would have been increased or decreased by $1.4 million.

As of March 31, 2017, we had outstanding $325.0 million of senior notes due 2020 with a fixed interest rate of 4.125%, $350.0 million of senior notes due 2023 with a fixed interest rate of 4.625%, and $250.0 million of senior notes due 2022 with a fixed interest rate of 5.0%. Because the interest rates with respect to these instruments are fixed, a hypothetical 100 basis point increase or decrease in market interest rates would not have a material impact on our financial statements.

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

In a memorandum to the BOP dated August 18, 2016, the DOJ directed that, as each contract with privately operated prisons reaches the end of its term, the BOP should either decline to renew that contract or substantially reduce its scope in a manner consistent with law and the overall decline of the BOP’s inmate population. In addition to the decline in the BOP’s inmate population, the DOJ memorandum cites purported operational, programming, and cost efficiency factors as reasons for the DOJ directive. On February 21, 2017, the newly appointed Attorney General issued a memorandum rescinding the DOJ’s prior directive stating the memorandum changed long-standing policy and practice and impaired the BOP’s ability to meet the future needs of the federal correctional system.

Following the release of the August 18, 2016 DOJ memorandum, a purported securities class action lawsuit was filed against us and certain of our current and former officers in the United States District Court for the Middle District of Tennessee, captioned Grae v. Corrections Corporation of America et al., Case No. 3:16-cv-02267. The lawsuit is brought on behalf of a putative class of shareholders who purchased or acquired our securities between February 27, 2012 and August 17, 2016. In general, the lawsuit alleges that, during this timeframe, our public statements were false and/or misleading regarding the purported operational, programming, and cost efficiency factors cited in the DOJ memorandum and, as a result, our stock price was artificially inflated. The lawsuit alleges that the publication of the DOJ memorandum on August 18, 2016 revealed the alleged fraud, causing the per share price of our stock to decline, thereby causing harm to the putative class of shareholders. We believe the lawsuit is entirely without merit and intend to vigorously defend against it. In addition, we maintain insurance, with certain self-insured retention amounts, to cover the alleged claims which mitigates the risk such litigation would have a material adverse effect on our financial condition, results of operations, or cash flows.

See the information reported in Note 8 to the financial statements included in Part I, which information is incorporated hereunder by this reference.

ITEM 1A.	RISK FACTORS.

There have been no material changes in our Item 1A, “Risk Factors” as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016.

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

CORECIVIC, INC.

Date: May 4, 2017	/s/ Damon T. Hininger
Damon T. Hininger
President and Chief Executive Officer

/s/ David M. Garfinkle
David M. Garfinkle
Executive Vice President, Chief Financial Officer, and Principal Accounting Officer