Form 10-Q
period 2017-06-30
CoreCivic, Inc.
filed 2017-08-08
CIK 1070985

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED:  JUNE 30, 2017

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

Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

Indicate the number of shares outstanding of each class of Common Stock as of August 2, 2017:

Shares of Common Stock, $0.01 par value per share: 118,179,086 shares outstanding.

CORECIVIC, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2017

PART I – FINANCIAL INFORMATION

ITEM 1. – FINANCIAL STATEMENTS.

CORECIVIC, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED AND AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

ASSETS	June 30, 2017	December 31, 2016
Cash and cash equivalents	$46,584	$37,711
Accounts receivable, net of allowance of $666 and $1,580, respectively	206,848	229,885
Prepaid expenses and other current assets	25,620	31,228
Total current assets	279,052	298,824
Property and equipment, net of accumulated depreciation of $1,413,136 and $1,352,323, respectively	2,806,078	2,837,657
Goodwill	40,402	38,386
Non-current deferred tax assets	11,537	13,735
Other assets	87,247	83,002
Total assets	$3,224,316	$3,271,604
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued expenses	$243,975	$260,107
Income taxes payable	853	2,086
Current portion of long-term debt	10,000	10,000
Total current liabilities	254,828	272,193
Long-term debt, net	1,407,196	1,435,169
Deferred revenue	46,574	53,437
Other liabilities	52,374	51,842
Total liabilities	1,760,972	1,812,641
Commitments and contingencies
Preferred stock – $0.01 par value; 50,000 shares authorized; none issued and outstanding at June 30, 2017 and December 31, 2016, respectively	—	—
Common stock – $0.01 par value; 300,000 shares authorized; 118,179 and 117,554 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	1,182	1,176
Additional paid-in capital	1,789,337	1,780,350
Accumulated deficit	(327,175)	(322,563)
Total stockholders’ equity	1,463,344	1,458,963
Total liabilities and stockholders’ equity	$3,224,316	$3,271,604

The accompanying notes are an integral part of these consolidated financial statements.

CORECIVIC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED AND AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
REVENUES	$436,393	$463,331	$882,077	$910,716
EXPENSES:
Operating	307,897	316,446	623,200	630,364
General and administrative	26,417	27,364	51,243	53,844
Depreciation and amortization	36,800	42,345	73,057	84,404
Asset impairments	—	—	259	—
	371,114	386,155	747,759	768,612
OPERATING INCOME	65,279	77,176	134,318	142,104
OTHER (INCOME) EXPENSE:
Interest expense, net	16,622	16,796	33,112	34,340
Other (income) expense	(60)	132	(43)	49
	16,562	16,928	33,069	34,389
INCOME BEFORE INCOME TAXES	48,717	60,248	101,249	107,715
Income tax expense	(3,242)	(2,665)	(5,727)	(3,825)
NET INCOME	$45,475	$57,583	$95,522	$103,890
BASIC EARNINGS PER SHARE	$0.38	$0.49	$0.81	$0.89
DILUTED EARNINGS PER SHARE	$0.38	$0.49	$0.81	$0.88
DIVIDENDS DECLARED PER SHARE	$0.42	$0.54	$0.84	$1.08

The accompanying notes are an integral part of these consolidated financial statements.

CORECIVIC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED AND AMOUNTS IN THOUSANDS)

	For the Six Months Ended June 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$95,522	$103,890
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	73,057	84,404
Asset impairments	259	—
Amortization of debt issuance costs and other non-cash interest	1,566	1,577
Deferred income taxes	2,198	2,050
Non-cash revenue and other income	(10,740)	(2,204)
Income tax benefit of equity compensation	—	(25)
Non-cash equity compensation	8,145	7,873
Other expenses and non-cash items	1,964	2,192
Changes in assets and liabilities, net:
Accounts receivable, prepaid expenses and other assets	27,952	22,079
Accounts payable, accrued expenses and other liabilities	(15,907)	(7,754)
Income taxes payable	(1,233)	(756)
Net cash provided by operating activities	182,783	213,326
CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for facility development and expansions	(13,862)	(18,725)
Expenditures for other capital improvements	(20,929)	(20,695)
Acquisitions, net of cash acquired	(14,077)	(43,618)
Decrease in restricted cash	—	240
Proceeds from sale of assets	100	8,192
Decrease in other assets	4,893	833
Payments received on direct financing lease and notes receivable	684	1,231
Net cash used in investing activities	(43,191)	(72,542)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of debt and borrowings from credit facility	120,500	201,000
Scheduled principal repayments	(5,000)	(2,500)
Other principal repayments of debt	(144,500)	(196,000)
Payment of debt issuance and other refinancing and related costs	(65)	(68)
Payment of lease obligations	(1,149)	(6,702)
Contingent consideration for acquisition of businesses	—	(1,073)
Dividends paid	(101,064)	(128,550)
Income tax benefit of equity compensation	—	25
Purchase and retirement of common stock	(5,818)	(3,947)
Decrease in restricted cash for dividends	—	550
Proceeds from exercise of stock options	6,377	2,033
Net cash used in financing activities	(130,719)	(135,232)
NET INCREASE IN CASH AND CASH EQUIVALENTS	8,873	5,552
CASH AND CASH EQUIVALENTS, beginning of period	37,711	65,291
CASH AND CASH EQUIVALENTS, end of period	$46,584	$70,843
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest (net of amounts capitalized of $0 and $164 in 2017 and 2016, respectively)	$28,786	$28,655
Income taxes paid (refunded), net	$2,295	$(10,520)

The accompanying notes are an integral part of these consolidated financial statements.

CORECIVIC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2017

(UNAUDITED AND AMOUNTS IN THOUSANDS)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Par Value	Capital	Deficit	Equity
Balance as of December 31, 2016	117,554	$1,176	$1,780,350	$(322,563)	$1,458,963
Net income	—	—	—	95,522	95,522
Retirement of common stock	(175)	(2)	(5,816)	—	(5,818)
Dividends declared on common stock ($0.84 per share)	—	—	—	(100,134)	(100,134)
Restricted stock compensation, net of forfeitures	—	—	8,145	—	8,145
Restricted stock grants	507	5	(5)	—	—
Stock options exercised	293	3	6,663	—	6,666
Balance as of June 30, 2017	118,179	$1,182	$1,789,337	$(327,175)	$1,463,344

The accompanying notes are an integral part of these consolidated financial statements.

CORECIVIC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2016

(UNAUDITED AND AMOUNTS IN THOUSANDS)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Par Value	Capital	Deficit	Equity
Balance as of December 31, 2015	117,232	$1,172	$1,762,394	$(300,818)	$1,462,748
Net income	—	—	—	103,890	103,890
Retirement of common stock	(134)	(1)	(3,946)	—	(3,947)
Dividends declared on common stock ($1.08 per share)	—	—	—	(127,998)	(127,998)
Restricted stock compensation, net of forfeitures	(1)	—	7,720	57	7,777
Income tax benefit of equity compensation	—	—	25	—	25
Stock option compensation expense, net of forfeitures	—	—	96	—	96
Restricted stock grants	310	3	—	—	3
Stock options exercised	113	1	2,032	—	2,033
Balance as of June 30, 2016	117,520	$1,175	$1,768,321	$(324,869)	$1,444,627

The accompanying notes are an integral part of these consolidated financial statements.

CORECIVIC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

JUNE 30, 2017

1.	ORGANIZATION AND OPERATIONS

CoreCivic, Inc. (together with its subsidiaries, the “Company” or “CoreCivic”) is one of the nation’s largest owners of partnership correctional, detention, and residential reentry facilities and one of the largest prison operators in the United States.  Through three business offerings, CoreCivic Safety, CoreCivic Properties, and CoreCivic Community, the Company provides a broad range of solutions to government partners that serve the public good through high-quality corrections and detention management, innovative and cost-saving government real estate solutions, and a growing network of residential reentry centers to help address America's recidivism crisis.  As of June 30, 2017, CoreCivic owned or controlled 46 correctional and detention facilities, owned or controlled 28 residential reentry centers, and managed an additional 10 correctional and detention facilities owned by its government partners, with a total design capacity of approximately 87,400 beds in 20 states.

In addition to providing fundamental residential services, CoreCivic's facilities offer a variety of rehabilitation and educational programs, including basic education, faith-based services, life skills and employment training, and substance abuse treatment.  These services are intended to help reduce recidivism and to prepare offenders for their successful reentry into society upon their release.  CoreCivic also provides or makes available to offenders certain health care (including medical, dental, and mental health services), food services, and work and recreational programs.

CoreCivic began operating as a real estate investment trust ("REIT") effective January 1, 2013.  The Company provides correctional services and conducts other business activities through taxable REIT subsidiaries ("TRSs"). A TRS is a subsidiary of a REIT that is subject to applicable corporate income tax and certain qualification requirements. The Company's use of TRSs enables CoreCivic to comply with REIT qualification requirements while providing correctional services at facilities it owns and at facilities owned by its government partners and to engage in certain other business operations.  A TRS is not subject to the distribution requirements applicable to REITs so it may retain income generated by its operations for reinvestment.

2.	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited interim consolidated financial statements have been prepared by the Company and, in the opinion of management, reflect all normal recurring adjustments necessary for a fair presentation of results for the unaudited interim periods presented.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted.  The results of operations for the interim period are not necessarily indicative of the results to be obtained for the full fiscal year.  Reference is made to the audited financial statements of CoreCivic included in its Annual Report on Form 10-K as of and for the year ended December 31, 2016 filed with the Securities and Exchange Commission (the "SEC") on February 23, 2017 (File No. 001-16109) (the “2016 Form 10-K”) with respect to certain significant accounting and financial reporting policies as well as other pertinent information of the Company.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, "Revenue from Contracts with Customers", which establishes a single, comprehensive revenue recognition standard for all contracts with customers. For public reporting entities such as CoreCivic, ASU 2014-09 was originally effective for interim and annual periods beginning after December 15, 2016 and early adoption of the ASU was not permitted.  In July 2015, the FASB agreed to defer the effective date of the ASU for public reporting entities by one year, or to interim and annual periods beginning after December 15, 2017.  Early adoption is now allowed as of the original effective date for public companies.  In summary, the core principle of ASU 2014-09 is to recognize revenue when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. Companies are allowed to select between two transition methods: (1) a full retrospective transition method with the application of the new guidance to each prior reporting period presented, or (2) a modified retrospective transition method that recognizes the cumulative effect on prior periods at the date of adoption together with additional footnote disclosures.  CoreCivic is currently planning to adopt the standard when effective in its fiscal year 2018 and expects to utilize the modified retrospective transition method upon adoption of the ASU.  CoreCivic has begun its analysis of the various contracts and revenue streams in order to determine the potential impact the ASU might have on the Company's results of operations or financial position and its related financial statement disclosure.

In February 2016, the FASB issued ASU 2016-02, "Leases (ASC 842)", which requires lessees to put most leases on their balance sheets but recognize expenses on their income statements in a manner similar to current accounting requirements.  ASU 2016-02 also eliminates current real estate-specific provisions for all entities.  For lessors, the ASU modifies the classification criteria and the accounting for sales-type and direct financing leases.  For public reporting entities such as CoreCivic, guidance in ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years, and early adoption of the ASU is permitted.  Entities are required to use a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements.  CoreCivic is currently planning to adopt the ASU when effective in its fiscal year 2019.  CoreCivic does not currently expect that the new standard will have a material impact on its financial statements.

In March 2016, the FASB issued ASU 2016-09, "Improvements to Employee Share-Based Payment Accounting", that changes certain aspects of accounting for share-based payments to employees.  ASU 2016-09 requires all income tax effects of awards to be recognized in the income statement when the awards vest or are settled.  The new ASU also allows an employer to repurchase more of an employee's shares for tax withholding purposes without triggering liability accounting, and to make a policy election to account for forfeitures.  Companies are required to elect whether to account for forfeitures of share-based payments by (1) recognizing forfeitures of awards as they occur, or (2) estimating the number of awards expected to be forfeited and adjusting the estimate when it is likely to change, as previously required.  For public reporting entities such as CoreCivic, guidance in ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years, and early adoption of the ASU is permitted.  All of the guidance in the ASU must be adopted in the same period.  CoreCivic adopted the ASU in the first quarter of 2017, opting to estimate the number of awards expected to be forfeited and adjusting the estimate when it is likely to change, as was previously required.  The amendments in ASU 2016-09 were applied prospectively and the Company's financial statements for prior periods were not adjusted.  Adoption of the ASU resulted in a $1.0 million income tax benefit recognized by the Company in the first six months of 2017.  The new standard will continue to have an impact on the Company's financial statements whenever the vested value of the awards differs from the grant-date fair value of such awards.

In January 2017, the FASB issued ASU 2017-01, "Business Combinations (Topic 805): Clarifying the Definition of a Business", that provides guidance to assist entities with evaluating when a set of transferred assets and activities ("set") is a business.  Under the new guidance, an entity first determines whether substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets.  If this threshold is met, the set is not a business.  If the threshold is not met, the entity then evaluates whether the set meets the requirement that a business include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create outputs.  The new ASU provides a more robust framework to use in determining when a set of assets and activities is a business.  For public reporting entities such as CoreCivic, guidance in ASU 2017-01 is effective for fiscal years beginning after December 15, 2017, and interim periods within those years, and is to be applied prospectively to any transactions occurring within the period of adoption.  Early adoption of the ASU is allowed for transactions that occur before the issuance date or effective date of the ASU, only when the transaction has not been reported in financial statements that have been issued or made available for issuance.  CoreCivic adopted ASU 2017-01 in the first quarter of 2017.

In January 2017, the FASB issued ASU 2017-04, "Intangibles–Goodwill and Other (Topic 350): Simplifying the Test of Goodwill Impairment", that eliminates the requirement to calculate the implied fair value of goodwill by performing a hypothetical application of the acquisition method as of the date of the impairment test to measure a goodwill impairment charge.  This requirement is the second step in the annual two-step quantitative impairment test that is currently required under Accounting Standards Codification ("ASC") 350, "Intangibles-Goodwill and Other".  Instead, entities will recognize an impairment charge based on the first step of the quantitative impairment test currently required, which is the measurement of the excess of a reporting unit's carrying amount over its fair value.  Entities will still have the option to perform a qualitative assessment to determine if the quantitative impairment test is necessary.  For public reporting entities such as CoreCivic, guidance in ASU 2017-04 is effective for fiscal years beginning after December 15, 2019, and interim periods within those years.  Early adoption of the ASU is allowed for interim or annual goodwill impairment tests performed on testing dates on or after January 1, 2017.  CoreCivic is reviewing the ASU to determine the potential impact it might have on the Company's results of operations or financial position and its related financial statement disclosure.

Fair Value of Financial Instruments

To meet the reporting requirements of ASC 825, "Financial Instruments", regarding fair value of financial instruments, CoreCivic calculates the estimated fair value of financial instruments using market interest rates, quoted market prices of similar instruments, or discounted cash flow techniques with observable Level 1 inputs for publicly traded debt and Level 2 inputs for all other financial instruments, as defined in ASC 820, "Fair Value Measurement".  At June 30, 2017 and December 31, 2016, there were no material differences between the carrying amounts and the estimated fair values of CoreCivic's financial instruments, other than as follows (in thousands):

	June 30, 2017		December 31, 2016
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Note receivable from Agecroft Prison Management, LTD	$3,078	$4,738	$2,920	$4,647
Debt	$(1,426,000)	$(1,456,250)	$(1,455,000)	$(1,459,625)

Revenue Recognition – Multiple-Element Arrangement

In September 2014, CoreCivic agreed under an expansion of an existing inter-governmental service agreement ("IGSA") between the city of Eloy, Arizona and U.S. Immigration and Customs Enforcement ("ICE") to provide residential space and services at the South Texas Family Residential Center.  The IGSA was further amended in October 2016.  The IGSA qualifies as a multiple-element arrangement under the guidance in ASC 605, "Revenue Recognition".  CoreCivic determined that there were five distinct elements related to the amended IGSA with ICE.  In the three months ended June 30, 2017 and 2016, CoreCivic recognized $42.5 million and $70.8 million, respectively, in revenue associated with the amended IGSA while $85.1 million and $141.5 million in revenue was recognized in the six months ended June 30, 2017 and 2016, respectively.  The unrecognized balance of the fixed monthly payments is reported in deferred revenue.  The current portion of deferred revenue is reflected within accounts payable and accrued expenses while the long-term portion is reflected in deferred revenue in the accompanying consolidated balance sheets.  As of June 30, 2017 and December 31, 2016, total deferred revenue associated with this agreement amounted to $60.2 million and $67.0 million, respectively.

3.	GOODWILL

ASC 350, "Intangibles-Goodwill and Other", establishes accounting and reporting requirements for goodwill and other intangible assets.  Goodwill was $40.4 million and $38.4 million as of June 30, 2017 and December 31, 2016, respectively.  This goodwill was established in connection with multiple business combination transactions.

Under the provisions of ASC 350, CoreCivic performs a qualitative assessment that may allow it to skip the annual two-step impairment test.  Under ASC 350, a company has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary.  If the two-step impairment test is required, CoreCivic determines the fair value of a reporting unit using a collaboration of various common valuation techniques, including market multiples and discounted cash flows.  These impairment tests are required to be performed at least annually.  CoreCivic performs its impairment tests during the fourth quarter, in connection with its annual budgeting process. CoreCivic performs these impairment tests at least annually and whenever circumstances indicate the carrying value of goodwill may not be recoverable.

In March 2017, the Texas Department of Criminal Justice ("TDCJ") notified CoreCivic that, in light of the current economic climate, as well as the fiscal constraints and budget outlook for the next biennium, the TDCJ would not be awarding the contract for the Bartlett State Jail.  The TDCJ had previously solicited proposals for the rebid of the Bartlett facility, along with three other facilities that CoreCivic currently manages for the state of Texas.  The managed-only contracts at the four facilities were scheduled to expire in August 2017.  However, in collaboration with the TDCJ, the decision was made to close the Bartlett facility on June 24, 2017.  In anticipation of the termination of the contract and closing of the Bartlett facility, CoreCivic recorded an asset impairment of $0.3 million during the first quarter of 2017 for the write-off of goodwill associated with the facility.

4.	REAL ESTATE TRANSACTIONS

Acquisitions

On January 1, 2017, CoreCivic acquired the Arapahoe Community Treatment Center, a 135-bed residential reentry center in Englewood, Colorado, for $5.5 million in cash, excluding transaction-related expenses. The acquisition included a contract with Arapahoe County whereby CoreCivic will provide residential reentry services for up to 135 residents.

On February 10, 2017, CoreCivic acquired the Stockton Female Community Corrections Facility, a 100-bed residential reentry center in Stockton, California, in a real estate-only transaction for $1.6 million, excluding transaction-related expenses.  The 100-bed Stockton facility is leased to a third-party operator pursuant to a lease agreement that extends through April 2021 and includes one five-year lease extension option.  The lessee separately contracts with the California Department of Corrections and Rehabilitation ("CDCR") to provide rehabilitative and reentry services to female residents at the leased facility.

On June 1, 2017, CoreCivic acquired the real estate operated by Center Point, Inc. ("Center Point"), a California-based non-profit organization, for $7.0 million in cash, excluding transaction-related expenses.  CoreCivic consolidated a portion of Center Point's operations into the Company's preexisting residential reentry center portfolio and assumed ownership and operations of the Oklahoma City Transitional Center, a 200-bed residential reentry center in Oklahoma City, Oklahoma.

In allocating the purchase price of these three acquisitions, CoreCivic recorded $10.8 million of net tangible assets, $1.0 million of identifiable intangible assets, and $2.3 million of goodwill.  CoreCivic acquired the facilities as strategic investments that further expand the Company's network of residential reentry centers.

Subsequent to quarter-end, CoreCivic acquired New Beginnings Treatment Center, Inc. ("NBTC"), an Arizona-based community corrections company, along with the real estate used in the operation of NBTC's business from an affiliate of NBTC, for an aggregate purchase price of $6.4 million.  In connection with the acquisition, CoreCivic assumed a contract with the Federal Bureau of Prisons ("BOP") to provide reentry services to male and female adults at the Oracle Transitional Center containing 92 beds located in Tucson, Arizona.

Idle Facilities

On April 30, 2017, the contract with the BOP at the Company's 1,422-bed Eden Detention Center expired and was not renewed.  CoreCivic idled the Eden facility following the transfer of the offender population, and has begun to market the facility.  The Company can provide no assurance that it will be successful in securing a replacement contract.  CoreCivic performed an impairment analysis of the Eden facility, which had a net carrying value of $40.5 million as of June 30, 2017, and concluded that this asset has a recoverable value in excess of the carrying value.

As of June 30, 2017, CoreCivic had eight idled correctional facilities, including the Eden facility, that are currently available and being actively marketed to potential customers.  The following table summarizes each of the idled facilities and their respective carrying values, excluding equipment and other assets that could generally be transferred and used at other facilities CoreCivic owns without significant cost (dollars in thousands):

	Design	Date	Net Carrying Values
Facility	Capacity	Idled	June 30, 2017	December 31, 2016
Prairie Correctional Facility	1,600	2010	$16,585	$17,071
Huerfano County Correctional Center	752	2010	17,201	17,542
Diamondback Correctional Facility	2,160	2010	40,948	41,539
Southeast Kentucky Correctional Facility	656	2012	22,287	22,618
Marion Adjustment Center	826	2013	11,982	12,135
Lee Adjustment Center	816	2015	10,243	10,342
Kit Carson Correctional Center	1,488	2016	57,948	58,819
Eden Detention Center	1,422	2017	40,473	41,269
	9,720		$217,667	$221,335

CoreCivic also has two idled non-core facilities containing 440 beds with an aggregate net book value of $3.9 million.  CoreCivic incurred approximately $2.5 million and $2.0 million in operating expenses at the idled facilities for the three months ended June 30, 2017 and 2016, respectively.  CoreCivic incurred approximately $5.4 million and $4.1 million in operating expenses at the idled facilities for the six months ended June 30, 2017 and 2016, respectively.

CoreCivic considers the cancellation of a contract as an indicator of impairment and tested each of the idled facilities for impairment when it was notified by the respective customers that they would no longer be utilizing such facility.  CoreCivic updates the impairment analyses on an annual basis for each of the idled facilities and evaluates on a quarterly basis market developments for the potential utilization of each of these facilities in order to identify events that may cause CoreCivic to reconsider its most recent assumptions.  As a result of CoreCivic's analyses, CoreCivic determined each of the idled facilities to have recoverable values in excess of the corresponding carrying values.

As a result of declines in federal populations at the Company's 910-bed Torrance County Detention Facility and 1,129-bed Cibola County Corrections Center, during the third quarter of 2017 CoreCivic expects to obtain customer consent to consolidate offender populations into its Cibola facility in order to take advantage of efficiencies gained by consolidating populations into one facility.  CoreCivic has begun to market the Torrance facility, which had a net carrying value of $37.3 million at June 30, 2017, to other potential customers.

5.	DEBT

Debt outstanding as of June 30, 2017 and December 31, 2016 consists of the following (in thousands):

	June 30, 2017	December 31, 2016
$900.0 Million Revolving Credit Facility, principal due at maturity in July 2020; interest payable periodically at variable interest rates. The weighted average rate at June 30, 2017 and December 31, 2016 was 2.6% and 2.2%, respectively.	$411,000	$435,000
Term Loan, scheduled principal payments through maturity in July 2020; interest payable periodically at variable interest rates. The rate at June 30, 2017 and December 31, 2016 was 2.7% and 2.3%, respectively. Unamortized debt issuance costs amounted to $0.4 million at both June 30, 2017 and December 31, 2016.	90,000	95,000
4.625% Senior Notes, principal due at maturity in May 2023; interest payable semi-annually in May and November at 4.625%. Unamortized debt issuance costs amounted to $3.6 million and $3.9 million at June 30, 2017 and December 31, 2016, respectively.	350,000	350,000
4.125% Senior Notes, principal due at maturity in April 2020; interest payable semi-annually in April and October at 4.125%. Unamortized debt issuance costs amounted to $2.3 million and $2.7 million at June 30, 2017 and December 31, 2016, respectively.	325,000	325,000
5.0% Senior Notes, principal due at maturity in October 2022; interest payable semi-annually in April and October at 5.0%. Unamortized debt issuance costs amounted to $2.5 million and $2.8 million at June 30, 2017 and December 31, 2016, respectively.	250,000	250,000
Total debt	1,426,000	1,455,000
Unamortized debt issuance costs	(8,804)	(9,831)
Current portion of long-term debt	(10,000)	(10,000)
Long-term debt, net	$1,407,196	$1,435,169

Revolving Credit Facility.  During July 2015, CoreCivic entered into an amended and restated $900.0 million senior secured revolving credit facility (the "$900.0 Million Revolving Credit Facility").  The $900.0 Million Revolving Credit Facility has an aggregate principal capacity of $900.0 million and a maturity of July 2020.  The $900.0 Million Revolving Credit Facility also has an "accordion" feature that provides for uncommitted incremental extensions of credit in the form of increases in the revolving commitments or incremental term loans in an aggregate principal amount up to an additional $350.0 million as requested by CoreCivic, subject to bank approval. At CoreCivic's option, interest on outstanding borrowings under the $900.0 Million Revolving Credit Facility is based on either a base rate plus a margin ranging from 0.00% to 0.75% or at LIBOR plus a margin ranging from 1.00% to 1.75% based on CoreCivic's then-current leverage ratio.  The $900.0 Million Revolving Credit Facility includes a $30.0 million sublimit for swing line loans that enables CoreCivic to borrow at the base rate from the Administrative Agent without advance notice.

Based on CoreCivic's current leverage ratio, loans under the $900.0 Million Revolving Credit Facility bear interest at the base rate plus a margin of 0.50% or at LIBOR plus a margin of 1.50%, and a commitment fee equal to 0.35% of the unfunded balance.  The $900.0 Million Revolving Credit Facility also has a $50.0 million sublimit for the issuance of standby letters of credit. As of June 30, 2017, CoreCivic had $411.0 million in borrowings outstanding under the $900.0 Million Revolving Credit Facility as well as $7.5 million in letters of credit outstanding resulting in $481.5 million available under the $900.0 Million Revolving Credit Facility.

The $900.0 Million Revolving Credit Facility is secured by a pledge of all of the capital stock of CoreCivic's domestic subsidiaries, 65% of the capital stock of CoreCivic's foreign subsidiaries, all of CoreCivic's accounts receivable, and all of CoreCivic's deposit accounts. The $900.0 Million Revolving Credit Facility requires CoreCivic to meet certain financial covenants, including, without limitation, a maximum total leverage ratio, a maximum secured leverage ratio, and a minimum fixed charge coverage ratio.  As of June 30, 2017, CoreCivic was in compliance with all such covenants.  In addition, the $900.0 Million Revolving Credit Facility contains certain covenants that, among other things, limit the incurrence of additional indebtedness, payment of dividends and other customary restricted payments, transactions with affiliates, asset sales, mergers and consolidations, liquidations, prepayments and modifications of other indebtedness, liens and other encumbrances and other matters customarily restricted in such agreements.  In addition, the $900.0 Million Revolving Credit Facility is subject to certain cross-default provisions with terms of CoreCivic's other indebtedness, and is subject to acceleration upon the occurrence of a change of control.

Incremental Term Loan.  On October 6, 2015, CoreCivic obtained $100.0 million under an Incremental Term Loan ("Term Loan") under the "accordion" feature of the $900.0 Million Revolving Credit Facility.  Interest rates under the Term Loan are the same as the interest rates under the $900.0 Million Revolving Credit Facility.  The Term Loan also has the same collateral requirements, financial and certain other covenants, and cross-default provisions as the $900.0 Million Revolving Credit Facility.  The Term Loan, which is pre-payable, also has a maturity concurrent with the $900.0 Million Revolving Credit Facility due July 2020, with scheduled quarterly principal payments in years 2016 through 2020.  As of June 30, 2017, the outstanding balance of the Term Loan was $90.0 million.

Senior Notes.  Interest on the $325.0 million aggregate principal amount of CoreCivic's 4.125% senior notes issued in April 2013 (the "4.125% Senior Notes") accrues at the stated rate and is payable in April and October of each year.  The 4.125% Senior Notes are scheduled to mature on April 1, 2020.  Interest on the $350.0 million aggregate principal amount of CoreCivic's 4.625% senior notes issued in April 2013 (the "4.625% Senior Notes") accrues at the stated rate and is payable in May and November of each year.  The 4.625% Senior Notes are scheduled to mature on May 1, 2023.  Interest on the $250.0 million aggregate principal amount of CoreCivic's 5.0% senior notes issued in September 2015 (the "5.0% Senior Notes") accrues at the stated rate and is payable in April and October of each year.  The 5.0% Senior Notes are scheduled to mature on October 15, 2022.

The 4.125% Senior Notes, the 4.625% Senior Notes, and the 5.0% Senior Notes, collectively referred to herein as the "Senior Notes", are senior unsecured obligations of the Company and are guaranteed by all of the Company's subsidiaries that guarantee the $900.0 Million Revolving Credit Facility.  CoreCivic may redeem all or part of the Senior Notes at any time prior to three months before their respective maturity date at a “make-whole” redemption price, plus accrued and unpaid interest thereon to, but not including, the redemption date.  Thereafter, the Senior Notes are redeemable at CoreCivic's option, in whole or in part, at a redemption price equal to 100% of the aggregate principal amount of the notes to be redeemed plus accrued and unpaid interest thereon to, but not including, the redemption date.

CoreCivic may also seek to issue additional debt or equity securities from time to time when the Company determines that market conditions and the opportunity to utilize the proceeds from the issuance of such securities are favorable.

Debt Maturities.  Scheduled principal payments as of June 30, 2017 for the remainder of 2017, the next four years, and thereafter were as follows (in thousands):

2017 (remainder)	$5,000
2018	10,000
2019	15,000
2020	796,000
2021	—
Thereafter	600,000
Total debt	$1,426,000

6.	STOCKHOLDERS’ EQUITY

Dividends on Common Stock

During 2016 and the first six months of 2017, CoreCivic's Board of Directors declared the following quarterly dividends on its common stock:

Declaration Date	Record Date	Payable Date	Per Share
February 19, 2016	April 1, 2016	April 15, 2016	$0.54
May 12, 2016	July 1, 2016	July 15, 2016	$0.54
August 11, 2016	October 3, 2016	October 17, 2016	$0.54
December 8, 2016	January 3, 2017	January 13, 2017	$0.42
February 17, 2017	April 3, 2017	April 17, 2017	$0.42
May 11, 2017	July 3, 2017	July 17, 2017	$0.42

Future dividends will depend on CoreCivic's distribution requirements as a REIT, future earnings, capital requirements, financial condition, opportunities for alternative uses of capital, and on such other factors as the Board of Directors of CoreCivic may consider relevant.

Stock Options

In the first six months of 2017 and during 2016, CoreCivic elected not to issue stock options to its non-employee directors, officers, and executive officers as it had in years prior to 2013 and instead elected to issue all of its equity compensation in the form of restricted common stock units ("RSUs"), as described hereafter.  However, CoreCivic continued to recognize stock option expense during the vesting period of stock options awarded in prior years.  All outstanding stock options were fully vested as of December 31, 2016.  As of June 30, 2017, options to purchase 1.0 million shares of common stock were outstanding with a weighted average exercise price of $19.90.

Restricted Stock Units

During the first six months of 2017, CoreCivic issued approximately 554,000 shares of RSUs to certain of its employees and non-employee directors, with an aggregate value of $18.1 million, including 487,000 RSUs to employees and non-employee directors whose compensation is charged to general and administrative expense and 67,000 RSUs to employees whose compensation is charged to operating expense.  During 2016, CoreCivic issued approximately 635,000 shares of RSUs to certain of its employees and non-employee directors, with an aggregate value of $18.5 million, including 562,000 RSUs to employees and non-employee directors whose compensation is charged to general and administrative expense and 73,000 RSUs to employees whose compensation is charged to operating expense.

CoreCivic established performance-based vesting conditions on the RSUs awarded to its officers and executive officers in years 2015 through 2017.  Unless earlier vested under the terms of the agreements, performance-based RSUs issued to officers and executive officers in those years are subject to vesting over a three-year period based upon the satisfaction of certain annual performance criteria, and no more than one-third of the RSUs may vest in any one performance period.  Time-based RSUs issued to other employees in 2016 and 2017, unless earlier vested under the terms of the agreements, generally vest equally on the first, second, and third anniversary of the award.  Time-based RSUs issued to other employees in 2015, unless earlier vested under the terms of the agreements, "cliff" vest on the third anniversary of the award.  RSUs issued to non-employee directors vest one year from the date of award.

During the three months ended June 30, 2017, CoreCivic expensed $4.1 million, net of forfeitures, relating to RSUs ($0.5 million of which was recorded in operating expenses and $3.6 million of which was recorded in general and administrative expenses). During the three months ended June 30, 2016, CoreCivic expensed $4.1 million, net of forfeitures, relating to restricted common stock and RSUs ($0.5 million of which was recorded in operating expenses and $3.6 million of which was recorded in general and administrative expenses).

During the six months ended June 30, 2017, CoreCivic expensed $8.1 million, net of forfeitures, relating to RSUs ($1.0 million of which was recorded in operating expenses and $7.1 million of which was recorded in general and administrative expenses). During the six months ended June 30, 2016, CoreCivic expensed $7.8 million, net of forfeitures, relating to restricted common stock and RSUs ($1.0 million of which was recorded in operating expenses and $6.8 million of which was recorded in general and administrative expenses). As of June 30, 2017, approximately 1.1 million RSUs remained outstanding and subject to vesting.

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

A reconciliation of the numerator and denominator of the basic earnings per share computation to the numerator and denominator of the diluted earnings per share computation is as follows (in thousands, except per share data):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
NUMERATOR
Basic:
Net income	$45,475	$57,583	$95,522	$103,890
Diluted:
Net income	$45,475	$57,583	$95,522	$103,890
DENOMINATOR
Basic:
Weighted average common shares outstanding	118,164	117,401	117,974	117,318
Diluted:
Weighted average common shares outstanding	118,164	117,401	117,974	117,318
Effect of dilutive securities:
Stock options	377	514	398	473
Restricted stock-based awards	44	94	51	98
Weighted average shares and assumed conversions	118,585	118,009	118,423	117,889
BASIC EARNINGS PER SHARE	$0.38	$0.49	$0.81	$0.89
DILUTED EARNINGS PER SHARE	$0.38	$0.49	$0.81	$0.88

There were no stock options excluded from the computation of diluted earnings per share for the three and six months ended June 30, 2017 and 2016.

8.	COMMITMENTS AND CONTINGENCIES

Legal Proceedings

The nature of CoreCivic's business results in claims and litigation alleging that it is liable for damages arising from the conduct of its employees, offenders or others.  The nature of such claims includes, but is not limited to, claims arising from employee or offender misconduct, medical malpractice, employment matters, property loss, contractual claims, including claims regarding compliance with contract performance requirements, and personal injury or other damages resulting from contact with CoreCivic's facilities, personnel or offenders, including damages arising from an offender's escape or from a disturbance at a facility.  CoreCivic maintains insurance to cover many of these claims, which may mitigate the risk that any single claim would have a material effect on CoreCivic's consolidated financial position, results of operations, or cash flows, provided the claim is one for which coverage is available.  The combination of self-insured retentions and deductible amounts means that, in the aggregate, CoreCivic is subject to substantial self-insurance risk.

CoreCivic records litigation reserves related to certain matters for which it is probable that a loss has been incurred and the range of such loss can be estimated.  Based upon management’s review of the potential claims and outstanding litigation and based upon management’s experience and history of estimating losses, and taking into consideration CoreCivic's self-insured retention amounts, management believes a loss in excess of amounts already recognized would not be material to CoreCivic's financial statements.  In the opinion of management, there are no pending legal proceedings that would have a material effect on CoreCivic's consolidated financial position, results of operations, or cash flows.  Any receivable for insurance recoveries is recorded separately from the corresponding litigation reserve, and only if recovery is determined to be probable.  Adversarial proceedings and litigation are, however, subject to inherent uncertainties, and unfavorable decisions and rulings resulting from legal proceedings could occur which could have a material adverse impact on CoreCivic's consolidated financial position, results of operations, or cash flows for the period in which such decisions or rulings occur, or future periods.  Expenses associated with legal proceedings may also fluctuate from quarter to quarter based on changes in CoreCivic's assumptions, new developments, or by the effectiveness of CoreCivic's litigation and settlement strategies.

9.	INCOME TAXES

As discussed in Note 1, the Company began operating in compliance with REIT requirements for federal income tax purposes effective January 1, 2013.  As a REIT, the Company must distribute at least 90 percent of its taxable income (including dividends paid to it by its TRSs) and will not pay federal income taxes on the amount distributed to its stockholders.  In addition, the Company must meet a number of other organizational and operational requirements. It is management's intention to adhere to these requirements and maintain the Company's REIT status. Most states where CoreCivic holds investments in real estate conform to the federal rules recognizing REITs. Certain subsidiaries have made an election with the Company to be treated as TRSs in conjunction with the Company's REIT election; the TRS elections permit CoreCivic to engage in certain business activities in which the REIT may not engage directly. A TRS is subject to federal and state income taxes on the income from these activities and therefore, CoreCivic includes a provision for taxes in its consolidated financial statements.

Income taxes are accounted for under the provisions of ASC 740, "Income Taxes". ASC 740 generally requires CoreCivic to record deferred income taxes for the tax effect of differences between book and tax bases of its assets and liabilities. Deferred income taxes reflect the available net operating losses and the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in the statement of operations in the period that includes the enactment date.  Realization of the future tax benefits related to deferred tax assets is dependent on many factors, including CoreCivic’s past earnings history, expected future earnings, the character and jurisdiction of such earnings, unsettled circumstances that, if unfavorably resolved, would adversely affect utilization of its deferred tax assets, carryback and carryforward periods, and tax strategies that could potentially enhance the likelihood of realization of a deferred tax asset.

CoreCivic recorded an income tax expense of $3.2 million and $2.7 million for the three months ended June 30, 2017 and 2016, respectively.  CoreCivic recorded an income tax expense of $5.7 million and $3.8 million for the six months ended June 30, 2017 and 2016, respectively.  As a REIT, CoreCivic is entitled to a deduction for dividends paid, resulting in a substantial reduction in the amount of federal income tax expense it recognizes.  Substantially all of CoreCivic's income tax expense is incurred based on the earnings generated by its TRSs.  CoreCivic's overall effective tax rate is estimated based on its current projection of taxable income primarily generated in its TRSs. The Company's consolidated effective tax rate could fluctuate in the future based on changes in estimates of taxable income, the relative amounts of taxable income generated by the TRSs and the REIT, the implementation of additional tax planning strategies, changes in federal or state tax rates or laws affecting tax credits available to the Company, changes in other tax laws, changes in estimates related to uncertain tax positions, or changes in state apportionment factors, as well as changes in the valuation allowance applied to the Company's deferred tax assets that are based primarily on the amount of state net operating losses and tax credits that could expire unused.

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

CoreCivic had no liabilities recorded for uncertain tax positions as of June 30, 2017.  CoreCivic recognizes interest and penalties related to unrecognized tax positions in income tax expense.  CoreCivic does not currently anticipate that the total amount of unrecognized tax positions will significantly change in the next twelve months.

10.	SEGMENT REPORTING

As of June 30, 2017, CoreCivic owned and managed 66 facilities, and managed 10 facilities it did not own. In addition, CoreCivic owned eight facilities that it leased to third-party operators.  Management views CoreCivic's operating results in one operating segment.  However, the Company has chosen to report financial performance segregated for (1) owned and managed facilities and (2) managed-only facilities as the Company believes this information is useful to users of the financial statements.  Owned and managed facilities include the operating results of those facilities placed into service that were owned or controlled via a long-term lease and managed by CoreCivic.  Managed-only facilities include the operating results of those facilities owned by a third party and managed by CoreCivic.  The operating performance of the owned and managed and the managed-only facilities can be measured based on their net operating income.  CoreCivic defines facility net operating income as a facility’s operating income or loss from operations before interest, taxes, asset impairments, depreciation, and amortization.

The revenue and net operating income for the owned and managed and the managed-only facilities and a reconciliation to CoreCivic’s operating income is as follows for the three and six months ended June 30, 2017 and 2016 (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Revenue:
Owned and managed	$374,849	$401,931	$759,552	$790,552
Managed-only	50,871	51,346	101,432	101,176
Total management revenue	425,720	453,277	860,984	891,728
Operating expenses:
Owned and managed	254,611	266,249	516,883	529,672
Managed-only	46,017	44,218	92,742	89,309
Total operating expenses	300,628	310,467	609,625	618,981
Facility net operating income:
Owned and managed	120,238	135,682	242,669	260,880
Managed-only	4,854	7,128	8,690	11,867
Total facility net operating income	125,092	142,810	251,359	272,747
Other revenue (expense):
Rental and other revenue	10,673	10,054	21,093	18,988
Other operating expense	(7,269)	(5,979)	(13,575)	(11,383)
General and administrative	(26,417)	(27,364)	(51,243)	(53,844)
Depreciation and amortization	(36,800)	(42,345)	(73,057)	(84,404)
Asset impairments	—	—	(259)	—
Operating income	$65,279	$77,176	$134,318	$142,104

The following table summarizes capital expenditures including accrued amounts for the three and six months ended June 30, 2017 and 2016 (amounts in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Capital expenditures:
Owned and managed	$18,089	$59,453	$34,929	$70,731
Managed-only	1,034	686	1,814	1,341
Corporate and other	3,510	11,215	7,096	12,209
Total capital expenditures	$22,633	$71,354	$43,839	$84,281

The total assets are as follows (in thousands):

	June 30, 2017	December 31, 2016
Assets:
Owned and managed	$2,798,003	$2,841,799
Managed-only	59,282	62,292
Corporate and other	367,031	367,513
Total assets	$3,224,316	$3,271,604

11.	CONDENSED CONSOLIDATING FINANCIAL STATEMENTS OF THE COMPANY AND SUBSIDIARIES

The following condensed consolidating financial statements of CoreCivic and subsidiaries have been prepared pursuant to Rule 3-10 of Regulation S-X.  These condensed consolidating financial statements have been prepared from the Company's financial information on the same basis of accounting as the consolidated financial statements.

CONDENSED CONSOLIDATING BALANCE SHEET

As of June 30, 2017

(in thousands)

ASSETS	Parent	Combined Subsidiary Guarantors	Consolidating Adjustments and Other	Total Consolidated Amounts
Cash and cash equivalents	$16,078	$30,506	$—	$46,584
Accounts receivable, net of allowance	189,181	309,411	(291,744)	206,848
Prepaid expenses and other current assets	2,445	29,385	(6,210)	25,620
Total current assets	207,704	369,302	(297,954)	279,052
Property and equipment, net	2,477,862	328,216	—	2,806,078
Goodwill	25,506	14,896	—	40,402
Non-current deferred tax assets	—	12,096	(559)	11,537
Other assets	382,649	64,038	(359,440)	87,247
Total assets	$3,093,721	$788,548	$(657,953)	$3,224,316
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued expenses	$209,271	$332,658	$(297,954)	$243,975
Income taxes payable	1,370	(517)	—	853
Current portion of long-term debt	10,000	—	—	10,000
Total current liabilities	220,641	332,141	(297,954)	254,828
Long-term debt, net	1,408,102	114,094	(115,000)	1,407,196
Non-current deferred tax liabilities	559	—	(559)	—
Deferred revenue	—	46,574	—	46,574
Other liabilities	1,075	51,299	—	52,374
Total liabilities	1,630,377	544,108	(413,513)	1,760,972

Total stockholders’ equity	1,463,344	244,440	(244,440)	1,463,344
Total liabilities and stockholders’ equity	$3,093,721	$788,548	$(657,953)	$3,224,316

CONDENSED CONSOLIDATING BALANCE SHEET

As of December 31, 2016

(in thousands)

ASSETS	Parent	Combined Subsidiary Guarantors	Consolidating Adjustments and Other	Total Consolidated Amounts
Cash and cash equivalents	$11,378	$26,333	$—	$37,711
Accounts receivable, net of allowance	237,495	270,952	(278,562)	229,885
Prepaid expenses and other current assets	7,582	30,123	(6,477)	31,228
Total current assets	256,455	327,408	(285,039)	298,824
Property and equipment, net	2,493,025	344,632	—	2,837,657
Goodwill	23,231	15,155	—	38,386
Non-current deferred tax assets	—	14,056	(321)	13,735
Other assets	339,391	57,873	(314,262)	83,002
Total assets	$3,112,102	$759,124	$(599,622)	$3,271,604
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued expenses	$203,074	$342,072	$(285,039)	$260,107
Income taxes payable	1,850	236	—	2,086
Current portion of long-term debt	10,000	—	—	10,000
Total current liabilities	214,924	342,308	(285,039)	272,193
Long-term debt, net	1,436,186	113,983	(115,000)	1,435,169
Non-current deferred tax liabilities	321	—	(321)	—
Deferred revenue	—	53,437	—	53,437
Other liabilities	1,708	50,134	—	51,842
Total liabilities	1,653,139	559,862	(400,360)	1,812,641

Total stockholders’ equity	1,458,963	199,262	(199,262)	1,458,963
Total liabilities and stockholders’ equity	$3,112,102	$759,124	$(599,622)	$3,271,604

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the three months ended June 30, 2017

(in thousands)

	Parent	Combined Subsidiary Guarantors	Consolidating Adjustments and Other	Total Consolidated Amounts
REVENUES	$287,900	$361,548	$(213,055)	$436,393
EXPENSES:
Operating	221,293	299,659	(213,055)	307,897
General and administrative	8,471	17,946	—	26,417
Depreciation and amortization	21,711	15,089	—	36,800
	251,475	332,694	(213,055)	371,114
OPERATING INCOME	36,425	28,854	—	65,279
OTHER (INCOME) EXPENSE:
Interest expense, net	13,737	2,885	—	16,622
Other (income) expense	(123)	52	11	(60)
	13,614	2,937	11	16,562
INCOME BEFORE INCOME TAXES	22,811	25,917	(11)	48,717
Income tax expense	(450)	(2,792)	—	(3,242)
INCOME BEFORE EQUITY IN SUBSIDIARIES	22,361	23,125	(11)	45,475
Income from equity in subsidiaries	23,114	—	(23,114)	—
NET INCOME	$45,475	$23,125	$(23,125)	$45,475

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the three months ended June 30, 2016

(in thousands)

	Parent	Combined Subsidiary Guarantors	Consolidating Adjustments and Other	Total Consolidated Amounts
REVENUES	$293,314	$386,740	$(216,723)	$463,331
EXPENSES:
Operating	224,689	308,480	(216,723)	316,446
General and administrative	8,832	18,532	—	27,364
Depreciation and amortization	21,055	21,290	—	42,345
	254,576	348,302	(216,723)	386,155
OPERATING INCOME	38,738	38,438	—	77,176
OTHER (INCOME) EXPENSE:
Interest expense, net	12,868	3,928	—	16,796
Other (income) expense	289	(153)	(4)	132
	13,157	3,775	(4)	16,928
INCOME BEFORE INCOME TAXES	25,581	34,663	4	60,248
Income tax expense	(515)	(2,150)	—	(2,665)
INCOME BEFORE EQUITY IN SUBSIDIARIES	25,066	32,513	4	57,583
Income from equity in subsidiaries	32,517	—	(32,517)	—
NET INCOME	$57,583	$32,513	$(32,513)	$57,583

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the six months ended June 30, 2017

(in thousands)

	Parent	Combined Subsidiary Guarantors	Consolidating Adjustments and Other	Total Consolidated Amounts
REVENUES	$587,415	$726,298	$(431,636)	$882,077
EXPENSES:
Operating	447,930	606,906	(431,636)	623,200
General and administrative	16,807	34,436	—	51,243
Depreciation and amortization	43,059	29,998	—	73,057
Asset impairments	—	259	—	259
	507,796	671,599	(431,636)	747,759
OPERATING INCOME	79,619	54,699	—	134,318
OTHER (INCOME) EXPENSE:
Interest expense, net	27,173	5,939	—	33,112
Other (income) expense	(152)	88	21	(43)
	27,021	6,027	21	33,069
INCOME BEFORE INCOME TAXES	52,598	48,672	(21)	101,249
Income tax expense	(1,170)	(4,557)	—	(5,727)
INCOME BEFORE EQUITY IN SUBSIDIARIES	51,428	44,115	(21)	95,522
Income from equity in subsidiaries	44,094	—	(44,094)	—
NET INCOME	$95,522	$44,115	$(44,115)	$95,522

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the six months ended June 30, 2016

(in thousands)

	Parent	Combined Subsidiary Guarantors	Consolidating Adjustments and Other	Total Consolidated Amounts
REVENUES	$578,038	$764,217	$(431,539)	$910,716
EXPENSES:
Operating	446,753	615,150	(431,539)	630,364
General and administrative	18,026	35,818	—	53,844
Depreciation and amortization	41,946	42,458	—	84,404
	506,725	693,426	(431,539)	768,612
OPERATING INCOME	71,313	70,791	—	142,104
OTHER (INCOME) EXPENSE:
Interest expense, net	25,870	8,470	—	34,340
Other (income) expense	401	(344)	(8)	49
	26,271	8,126	(8)	34,389
INCOME BEFORE INCOME TAXES	45,042	62,665	8	107,715
Income tax expense	(881)	(2,944)	—	(3,825)
INCOME BEFORE EQUITY IN SUBSIDIARIES	44,161	59,721	8	103,890
Income from equity in subsidiaries	59,729	—	(59,729)	—
NET INCOME	$103,890	$59,721	$(59,721)	$103,890

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the six months ended June 30, 2017

(in thousands)

	Parent	Combined Subsidiary Guarantors	Consolidating Adjustments And Other	Total Consolidated Amounts
Net cash provided by operating activities	$168,002	$14,781	$—	$182,783
Net cash used in investing activities	(32,647)	(10,544)	—	(43,191)
Net cash used in financing activities	(130,655)	(64)	—	(130,719)
Net increase in cash and cash equivalents	4,700	4,173	—	8,873
CASH AND CASH EQUIVALENTS, beginning of period	11,378	26,333	—	37,711
CASH AND CASH EQUIVALENTS, end of period	$16,078	$30,506	$—	46,584

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the six months ended June 30, 2016

(in thousands)

	Parent	Combined Subsidiary Guarantors	Consolidating Adjustments And Other	Total Consolidated Amounts
Net cash provided by operating activities	$158,035	$55,291	$—	$213,326
Net cash used in investing activities	(20,643)	(51,899)	—	(72,542)
Net cash used in financing activities	(132,417)	(2,815)	—	(135,232)
Net increase in cash and cash equivalents	4,975	577	—	5,552
CASH AND CASH EQUIVALENTS, beginning of period	15,666	49,625	—	65,291
CASH AND CASH EQUIVALENTS, end of period	$20,641	$50,202	$—	$70,843

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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
•

changes in government policy and in legislation and regulation of corrections and detention contractors that affect our business, including, but not limited to, California's utilization of out-of-state contracted correctional capacity and the continued utilization of the South Texas Family Residential Center by U.S. Immigration and Customs Enforcement, or ICE, under terms of the current contract, and the impact of any changes to immigration reform and sentencing laws (Our company does not, under longstanding policy, lobby for or against policies or legislation that would determine the basis for, or duration of, an individual's incarceration or detention.);

•	our ability to successfully integrate operations of our acquisitions and realize projected returns resulting therefrom;
•	our ability to meet and maintain qualification for taxation as a real estate investment trust, or REIT; and
•	the availability of debt and equity financing on terms that are favorable to us.

Any or all of our forward-looking statements in this quarterly report may turn out to be inaccurate. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy, and financial needs.  Our statements can be affected by inaccurate assumptions we might make or by known or unknown risks, uncertainties and assumptions, including the risks, uncertainties, and assumptions described in "Item 1A Risk Factors" disclosed in Part II hereafter, as well as in our Annual Report on Form 10-K as of and for the year ended December 31, 2016 filed with the Securities and Exchange Commission, or the SEC, on February 23, 2017 (the "2016 Form 10-K") and in other reports we file with the SEC from time to time.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.  We undertake no obligation to publicly revise these forward-looking statements to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements contained in this report and in the 2016 Form 10-K.

OVERVIEW

The Company

We are a diversified government solutions company with the scale and experience needed to solve tough government challenges in cost-effective ways.  Through three business offerings, CoreCivic Safety, CoreCivic Properties, and CoreCivic Community, we provide a broad range of solutions to government partners that serve the public good through high-quality corrections and detention management, innovative and cost-saving government real estate solutions, and a growing network of residential reentry centers to help address America's recidivism crisis.  We have been a flexible and dependable partner for government for more than 30 years.  Our employees are driven by a deep sense of service, high standards of professionalism and a responsibility to help government better the public good.

Structured as a REIT, we are one of the nation's largest owners of partnership correctional, detention, and residential reentry facilities and one of the largest prison operators in the United States.  As of June 30, 2017, we owned or controlled 46 correctional and detention facilities, owned or controlled 28 residential reentry centers, and managed an additional 10 correctional and detention facilities owned by our government partners, with a total design capacity of approximately 87,400 beds in 20 states.  In addition to providing fundamental residential services, our facilities offer a variety of rehabilitation and educational programs, including basic education, faith-based services, life skills and employment training, and substance abuse treatment.  These services are intended to help reduce recidivism and to prepare offenders for their successful reentry into society upon their release.  We also provide or make available to offenders certain health care (including medical, dental, and mental health services), food services, and work and recreational programs.

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

Asset impairments.  The primary risk we face for asset impairment charges, excluding goodwill, is associated with correctional facilities we own.  As of June 30, 2017, we had $2.8 billion in property and equipment, including $217.7 million in long-lived assets, excluding equipment, at eight idled correctional facilities.  The impairment analyses we performed for each of these facilities excluded the net book value of equipment, as a substantial portion of the equipment is easily transferrable to other company-owned facilities without significant cost.  The carrying values of the eight idled facilities as of June 30, 2017 were as follows (in thousands):

Prairie Correctional Facility	$16,585
Huerfano County Correctional Center	17,201
Diamondback Correctional Facility	40,948
Southeast Kentucky Correctional Facility	22,287
Marion Adjustment Center	11,982
Lee Adjustment Center	10,243
Kit Carson Correctional Center	57,948
Eden Detention Center	40,473
$217,667

We also have two idled non-core facilities containing 440 beds with an aggregate net book value of $3.9 million.  We incurred operating expenses at the idled facilities of approximately $2.5 million and $2.0 million for the three months ended June 30, 2017 and 2016, respectively.  We incurred operating expenses of approximately $5.4 million and $4.1 million at the idled facilities for the six months ended June 30, 2017 and 2016, respectively.

We evaluate the recoverability of the carrying values of our long-lived assets, other than goodwill, when events suggest that an impairment may have occurred.  Such events primarily include, but are not limited to, the termination of a management contract or a significant decrease in inmate populations within a correctional facility we own or manage.  Accordingly, we tested each of the idled facilities for impairment when we were notified by the respective customers that they would no longer be utilizing such facility.

We re-perform the impairment analyses on an annual basis for each of the idle facilities and evaluate on a quarterly basis market developments for the potential utilization of each of these facilities in order to identify events that may cause us to reconsider our most recent assumptions.  Such events could include negotiations with a prospective customer for the utilization of an idle facility at terms significantly less favorable than those used in our most recent impairment analysis, or changes in legislation surrounding a particular facility that could impact our ability to care for certain types of inmates at such facility, or a demolition or substantial renovation of a facility.  Further, a substantial increase in the number of available beds at other facilities we own could lead to a deterioration in market conditions and cash flows that we might be able to obtain under a new management contract at our idle facilities. We have historically secured contracts with customers at existing facilities that were already operational, allowing us to move the existing population to other idle facilities.  Although they are not frequently received, an unsolicited offer to purchase any of our idle facilities at amounts that are less than the carrying value could also cause us to reconsider the assumptions used in our most recent impairment analysis.

Our impairment evaluations also take into consideration our historical experience in securing new management contracts to utilize facilities that had been previously idled for substantial periods of time.  Such previously idled facilities are currently being operated under contracts that continue to generate cash flows resulting in the recoverability of the net book value of the previously idled facilities by material amounts.  Due to a variety of factors, the lead time to negotiate contracts with our federal and state partners to utilize idle bed capacity is generally lengthy and has historically resulted in periods of idleness similar to the ones we are currently experiencing at our idle facilities.  As a result of our analyses, we determined each of the idled facilities to have recoverable values in excess of the corresponding carrying values.  However, we can provide no assurance that we will be able to secure agreements to utilize our idle facilities, or that we will not incur impairment charges in the future.

By their nature, these estimates contain uncertainties with respect to the extent and timing of the respective cash flows due to potential delays or material changes to historical terms and conditions in contracts with prospective customers that could impact the estimate of cash flows.  Notwithstanding our customers’ fluctuating demand for prison beds which led to our decision to idle certain facilities, we believe the long-term trends favor an increase in the utilization of our correctional facilities and management services.  This belief is based on our experience in operating in difficult economic environments and in working with governmental agencies faced with significant budgetary challenges, which is a primary contributing factor to the lack of appropriated funding since 2009 to build new bed capacity by the federal and state governments with which we partner.

On April 30, 2017, the contract with the Federal Bureau of Prisons, or BOP, at our 1,422-bed Eden Detention Center expired and was not renewed.  We idled the Eden facility following the transfer of the offender population, and have begun to market the facility. We can provide no assurance that we will be successful in securing a replacement contract.  We performed an impairment analysis of the

Eden facility, which had a net carrying value of $40.5 million as of June 30, 2017, and concluded that this asset has a recoverable value in excess of the carrying value.

As a result of declines in federal populations at our 910-bed Torrance County Detention Facility and 1,129-bed Cibola County Corrections Center, during the third quarter of 2017 we expect to obtain customer consent to consolidate offender populations into our Cibola facility in order to take advantage of efficiencies gained by consolidating populations into one facility.  We have begun to market the Torrance facility, which had a net carrying value of $37.3 million at June 30, 2017, to other potential customers.

Revenue Recognition – Multiple-Element Arrangement.  In September 2014, we agreed under an expansion of an existing inter-governmental service agreement, or IGSA, between the city of Eloy, Arizona and ICE to provide residential space and services at our South Texas Family Residential Center.  The amended IGSA qualifies as a multiple-element arrangement under the guidance in Accounting Standards Codification, or ASC, 605, "Revenue Recognition".  We evaluate each deliverable in an arrangement to determine whether it represents a separate unit of accounting.  A deliverable constitutes a separate unit of accounting when it has standalone value to the customer.  ASC 605 requires revenue to be allocated to each unit of accounting based on a selling price hierarchy.  The selling price for a deliverable is based on its vendor specific objective evidence, or VSOE, of selling price, if available, third-party evidence, or TPE, if VSOE of selling price is not available, or estimated selling price, or ESP, if neither VSOE of selling price nor TPE is available.  We establish VSOE of selling price using the price charged for a deliverable when sold separately.  We establish TPE of selling price by evaluating similar products or services in standalone sales to similarly situated customers.  We establish ESP based on management judgment considering internal factors such as margin objectives, pricing practices and controls, and market conditions.  In arrangements with multiple elements, we allocate the transaction price to the individual units of accounting at inception of the arrangement based on their relative selling price. The allocation of revenue to each element requires considerable judgment and estimations which could change in the future.  In October 2016, we entered into an amended IGSA that extended the term of the contract through September 2021.  As a result of this amendment, the deferred revenue associated with the multiple elements will be recognized over future periods based on the delivery of future services.  If the IGSA were to be further amended or terminated before the expiration of the five-year term, we would determine the allocation of any deferred revenues to the separate units of accounting to be recognized immediately for services previously provided and, if amended, over future periods based on the delivery of future services.

Self-funded insurance reserves.  As of June 30, 2017, we had $31.4 million in accrued liabilities for employee health, workers’ compensation, and automobile insurance claims.  We are significantly self-insured for employee health, workers’ compensation, and automobile liability insurance claims.  As such, our insurance expense is largely dependent on claims experience and our ability to control our claims.  We have consistently accrued the estimated liability for employee health insurance claims based on our history of claims experience and the estimated time lag between the incident date and the date we pay the claims.  We have accrued the estimated liability for workers’ compensation claims based on an actuarial valuation of the outstanding liabilities, discounted to the net present value of the outstanding liabilities, using a combination of actuarial methods used to project ultimate losses, and our automobile insurance claims based on estimated development factors on claims incurred. The liability for employee health, workers’ compensation, and automobile insurance includes estimates for both claims incurred and for claims incurred but not reported.  These estimates could change in the future.  It is possible that future cash flows and results of operations could be materially affected by changes in our assumptions, new developments, or by the effectiveness of our strategies.

Legal reserves.  As of June 30, 2017, we had $6.4 million in accrued liabilities related to certain legal proceedings in which we are involved.  We have accrued our best estimate of the probable costs for the resolution of these claims based on a range of potential outcomes.  In addition, we are subject to current and potential future legal proceedings for which little or no accrual has been reflected because our current assessment of the potential exposure is nominal.  These estimates have been developed in consultation with our General Counsel’s office and, as appropriate, outside counsel handling these matters, and are based upon an analysis of potential results, assuming a combination of litigation and settlement strategies.  It is possible that future cash flows and results of operations could be materially affected by changes in our assumptions, new developments, or by the effectiveness of our litigation and settlement strategies.

RESULTS OF OPERATIONS

Our results of operations are impacted by the number of facilities we owned and managed, the number of facilities we managed but did not own, the number of facilities we leased to other operators, and the facilities we owned that were not in operation.  The following table sets forth the changes in the number of facilities operated for the periods presented:

	Effective Date	Owned and Managed	Managed Only	Leased	Total
Facilities as of December 31, 2015		60	11	6	77
Acquisition of seven community corrections facilities in Colorado	April 2016	7	—	—	7
Lease of the North Fork Correctional Facility	May 2016	(1)	—	1	—
Acquisition of the Long Beach Community Corrections Center in California	June 2016	—	—	1	1
Facilities as of December 31, 2016		66	11	8	85
Acquisition of the Arapahoe Community Treatment Center in Colorado	January 2017	1	—	—	1
Expiration of the contract at the D.C. Correctional Treatment Facility in the District of Columbia	January 2017	(1)	—	—	(1)
Acquisition of the Stockton Female Community Corrections Facility in California	February 2017	—	—	1	1
Acquisition of the Oklahoma City Transitional Center in Oklahoma	June 2017	1	—	—	1
Combination of two existing facilities in Arizona into one complex	June 2017	(1)	—	—	(1)
Expiration of the contract at the Bartlett State Jail	June 2017	—	(1)	—	(1)
Termination of the lease at the Bridgeport Pre-Parole Transfer Facility	June 2017	—	—	(1)	(1)
Facilities as of June 30, 2017		66	10	8	84

Three and Six Months Ended June 30, 2017 Compared to the Three and Six Months Ended June 30, 2016

Net income was $45.5 million, or $0.38 per diluted share, for the three months ended June 30, 2017, compared with net income of $57.6 million, or $0.49 per diluted share, for the three months ended June 30, 2016.  During the six months ended June 30, 2017, we generated net income of $95.5 million, or $0.81 per diluted share, compared with net income of $103.9 million, or $0.88 per diluted share, for the six months ended June 30, 2016.

Facility Operations

A key performance indicator we use to measure the revenue and expenses associated with the operation of the facilities we own or manage is expressed in terms of a compensated man-day, which represents the revenue we generate and expenses we incur for one offender for one calendar day.  Revenue and expenses per compensated man-day are computed by dividing facility revenue and expenses by the total number of compensated man-days during the period.  A compensated man-day represents a calendar day for which we are paid for the occupancy of an offender. We believe the measurement is useful because we are compensated for operating and managing facilities at an offender per-diem rate based upon actual or minimum guaranteed occupancy levels.  We also measure our ability to contain costs on a per-compensated man-day basis, which is largely dependent upon the number of offenders we accommodate.  Further, per compensated man-day measurements are also used to estimate our potential profitability based on certain occupancy levels relative to design capacity.  Revenue and expenses per compensated man-day for all of the facilities placed into service that we owned or managed, exclusive of those held for lease, were as follows for the three and six months ended June 30, 2017 and 2016:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Revenue per compensated man-day	$71.80	$75.28	$71.89	$75.29
Operating expenses per compensated man-day:
Fixed expense	37.10	38.37	37.55	39.11
Variable expense	14.56	15.40	14.30	15.41
Total	51.66	53.77	51.85	54.52
Operating income per compensated man-day	$20.14	$21.51	$20.04	$20.77
Operating margin	28.1%	28.6%	27.9%	27.6%
Average compensated occupancy	79.0%	79.3%	80.0%	77.2%
Average available beds	82,447	83,399	82,711	84,297
Average compensated population	65,160	66,169	66,170	65,077

Fixed expenses per compensated man-day for the three and six months ended June 30, 2017 include depreciation expense of $4.1 million and $8.2 million, respectively, and interest expense of $1.6 million and $3.3 million, respectively, in order to more properly reflect the cash flows associated with the lease at the South Texas Family Residential Center.  Fixed expenses per compensated man-day for the three and six months ended June 30, 2016 include depreciation expense of $10.6 million and $21.2 million, respectively, and interest expense of $2.7 million and $5.6 million, respectively, associated with the lease at the South Texas Family Residential Center.

Revenue

Total revenue consists of revenue we generate in the operation and management of correctional, detention, and residential reentry facilities, as well as rental revenue generated from facilities we lease to third-party operators, and from our inmate transportation subsidiary. The following table reflects the components of revenue for the three and six months ended June 30, 2017 and 2016 (in millions):

	For the Three Months Ended June 30,
	2017	2016	$ Change	% Change
Management revenue:
Federal	$205.6	$242.6	$(37.0)	(15.3%)
State	182.3	174.6	7.7	4.4%
Local	21.1	20.4	0.7	3.4%
Other	16.7	15.6	1.1	7.1%
Total management revenue	425.7	453.2	(27.5)	(6.1%)
Rental and other revenue	10.7	10.1	0.6	5.9%
Total revenue	$436.4	$463.3	$(26.9)	(5.8%)

	For the Six Months Ended June 30,
	2017	2016	$ Change	% Change
Management revenue:
Federal	$422.3	$478.3	$(56.0)	(11.7%)
State	364.1	345.8	18.3	5.3%
Local	41.7	36.7	5.0	13.6%
Other	32.9	30.9	2.0	6.5%
Total management revenue	861.0	891.7	(30.7)	(3.4%)
Rental and other revenue	21.1	19.0	2.1	11.1%
Total revenue	$882.1	$910.7	$(28.6)	(3.1%)

The $27.5 million, or 6.1%, decrease in total management revenue for the three months ended June 30, 2017 as compared with the same period in 2016 resulted from a decrease in revenue of approximately $20.6 million driven by a decrease of 4.6% in average revenue per compensated man-day.  The decrease in management revenue was also a result of a decrease in revenue of approximately $6.9 million caused by a decrease in the average daily compensated population for the three months ended June 30, 2017 as compared with the same period in 2016.  The $30.7 million, or 3.4%, decrease in total management revenue for the six months ended June 30, 2017 as compared with the same period in 2016 resulted from a decrease in revenue of approximately $40.0 million driven by a decrease of 4.5% in average revenue per compensated man-day.  This decrease in revenue was partially offset by an increase in revenue of approximately $9.3 million caused by an increase in the average daily compensated population for the six months ended June 30, 2017 as compared with the same period in 2016, net of the revenue generated by one fewer day of operations due to leap year in 2016.  The decrease in average revenue per compensated man-day during the three- and six-month periods ended June 30, 2017 was primarily a result of the amended IGSA associated with the South Texas Family Residential Center, which became effective in the fourth quarter of 2016, as further described hereafter.  The decrease in average revenue per compensated man-day was partially offset by the effect of per diem increases at several of our other facilities.

Average daily compensated population decreased 1,009, or 1.5%, to 65,160 during the three months ended June 30, 2017 compared to 66,169 during the three months ended June 30, 2016, while average daily compensated population for the six months ended June 30, 2017 increased 1,093 from the comparable period in 2016.  There were several notable factors that affected the average daily compensated population when comparing both periods in 2017 to those in 2016. Average compensated population during the three- and six-month periods ended June 30, 2017 was positively affected by the activation in the third quarter of 2016 of the new contract to care for up to an additional 1,000 inmates at our newly expanded Red Rock Correctional Center, as further described hereafter, and the full activation of the newly constructed Trousdale Turner Correctional Center during 2016.  While we began housing state of Tennessee inmates at the facility in January 2016, occupancy at the facility increased throughout the year.  During the six-month period ended June 30, 2017, an increase in populations at certain other facilities, primarily from ICE, also positively affected average compensated population.  Average compensated population in both the three- and six-month periods in 2017 was negatively affected by the decline in California inmates held in our out-of-state facilities, the expiration of our contract with the District of Columbia, or the District, at the D.C. Correctional Treatment Facility in the first quarter of 2017, and the expiration of our contract with the BOP at our Eden Detention Center on April 30, 2017, all as further described hereafter. The expiration of our contract with the BOP at our Cibola County Corrections Center in October 2016 also negatively affected average daily compensated population in 2017.  While we signed a new contract in October 2016 to provide detention space and services at our Cibola facility to ICE for up to 1,116 detainees, the transition period from the BOP contract to the ICE contract resulted in a reduction in average compensated population at the facility during the first six months of 2017 when compared to the same period in the prior year.

Business from our federal customers, including primarily the BOP, the United States Marshals Service, or USMS, and ICE, continues to be a significant component of our business.  Our federal customers generated approximately 47% and 52% of our total revenue for the three months ended June 30, 2017 and 2016, respectively, decreasing $37.0 million, or 15.3%.  Our federal customers generated approximately 48% and 53% of our total revenue for the six months ended June 30, 2017 and 2016, respectively, decreasing $56.0 million, or 11.7%.  The decrease in federal revenues in both periods primarily resulted from the amended IGSA associated with the South Texas Family Residential Center, which became effective in the fourth quarter of 2016, the expiration of our contract with the BOP at our Eden Detention Center on April 30, 2017 and, in the six-month period, the expiration of our contract with the BOP at our Cibola County Corrections Center in October 2016.  The decrease in federal revenues in the six-month period was partially offset by the combined effect of per diem increases for several of our federal contracts and a net increase in federal populations at certain other facilities, primarily from ICE.

State revenues from contracts at correctional, detention, and residential reentry facilities that we operate increased 4.4% from the second quarter of 2016 to the second quarter of 2017 and 5.3% from the first six months of 2016 to the comparable period in 2017.   The increase in state revenues in both periods was primarily a result of the full activation of the newly constructed Trousdale Turner

Correctional Center during 2016 and the activation of the expansion at our Red Rock Correctional Center in the third quarter of 2016.  The increase in state revenues in both periods was partially offset by a decline in California inmates held in our out-of-state facilities and the expiration of our contract with the District at the D.C. Correctional Treatment Facility in the first quarter of 2017.  The $5.0 million, or 13.6%, increase in revenue from local authorities from the first six months of 2016 to the comparable period in 2017 was primarily a result of the acquisition of Correctional Management, Inc., or CMI, in the second quarter of 2016 and the acquisition of the Arapahoe Community Treatment Center, or ACTC, in the first quarter of 2017, both as further described hereafter.

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

We believe the long-term growth opportunities of our business remain attractive as governments consider their emergent needs, as well as the efficiency, savings, and offender programming opportunities we can provide along with flexible solutions to match our partners' needs.  Further, we expect our partners to continue to face challenges in maintaining old facilities, and developing new facilities and additional capacity which could result in future demand for the solutions we provide.

Operating Expenses

Operating expenses totaled $307.9 million and $316.4 million for the three months ended June 30, 2017 and 2016, respectively, while operating expenses for the six months ended June 30, 2017 and 2016 totaled $623.2 million and $630.4 million, respectively.  Operating expenses consist of those expenses incurred in the operation and management of correctional, detention, and residential reentry facilities, as well as at facilities we lease to third-party operators, and for our inmate transportation subsidiary.

Expenses incurred in connection with the operation and management of correctional, detention, and residential reentry facilities decreased $9.8 million, or 3.2%, during the second quarter of 2017 compared with the same period in 2016.  Operating expenses decreased $9.4 million, or 1.5%, during the six months ended June 30, 2017 compared with the same period in 2016.  There were several notable factors that affected operating expenses when comparing the current year periods with those of the prior year.  The amended IGSA associated with the South Texas Family Residential Center, which lowered the cost structure effective in the fourth quarter of 2016, the expiration of our contract with the District at the D.C. Correctional Treatment Facility in the first quarter of 2017, and the expiration of our contract with the BOP at our Eden Detention Center in the second quarter of 2017 all resulted in a decrease in operating expenses in both the three- and six-month periods.  The decrease in operating expenses was partially offset primarily by the additional expenses resulting from the full activation of the newly constructed Trousdale Turner Correctional Center during 2016 and the activation of the expansion at our Red Rock Correctional Center in the third quarter of 2016. Additional offsetting factors during the six-month period included the one fewer day of operations due to leap year in 2016 and the acquisitions of CMI in the second quarter of 2016 and ACTC in the first quarter of 2017.

Total expenses per compensated man-day decreased to $51.66 during the three months ended June 30, 2017 from $53.77 during the three months ended June 30, 2016, and decreased to $51.85 during the six months ended June 30, 2017 from $54.52 during the same period in the prior year.  Fixed expenses per compensated man-day for the three months ended June 30, 2017 and 2016 include depreciation expense of $4.1 million and $10.6 million, respectively, and interest expense of $1.6 million and $2.7 million, respectively, in order to more properly reflect the cash flows associated with the lease at the South Texas Family Residential Center.  Fixed expenses per compensated man-day for the six months ended June 30, 2017 and 2016 include depreciation expense of $8.2 million and $21.2 million, respectively, and interest expense of $3.3 million and $5.6 million, respectively, associated with the lease at the South Texas Family Residential Center.  Fixed expenses and variable expenses per compensated man-day decreased from both periods from 2016 to 2017 primarily as a result of the amended IGSA which lowered the cost structure associated with the South Texas Family Residential Center effective in the fourth quarter of 2016, as further described hereafter.

As the economy has improved and the nation's unemployment rate has declined, we have experienced wage pressures in certain markets across the country, and have provided wage increases to remain competitive.  However, these pressures have not yet had a material impact on our margins, as salaries expense per compensated man-day increased 2.5% over the prior year quarter and 2.4% over the prior year six-month period, excluding the impact of the aforementioned contract modification at the South Texas Family Residential Center.  We continually monitor compensation levels very closely along with overall economic conditions and will set wage levels necessary to help ensure the long-term success of our business.  Salaries and benefits represent the most significant component of our operating expenses, representing 60% for the first six months of 2017 and 59% of our total operating expenses during 2016.

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

During the third quarter of 2016, the Texas Department of Criminal Justice, or TDCJ, solicited proposals for the rebid of four facilities we managed for the state of Texas.  The managed-only contracts for these four facilities are scheduled to expire in August 2017.  The four facilities have a total capacity of 5,129 beds and generated $2.3 million in facility net operating income during 2016.  The four facilities generated $0.3 million and $1.2 million in facility net operating income during the six months ended June 30, 2017 and 2016, respectively.

On March 31, 2017, the TDCJ notified us that, in light of the current economic climate as well as the fiscal constraints and budget outlook for the TDCJ for the next biennium, the TDCJ would not be awarding the contract for the Bartlett State Jail, one of the facilities included in the rebid process mentioned in the preceding paragraph.  During the first quarter of 2017, we wrote-off $0.3 million of goodwill associated with this managed-only facility.  In collaboration with the TDCJ, the decision was made to close the Bartlett facility on June 24, 2017.  During the third quarter of 2017, the TDCJ notified us that it selected other operators for the management of the three remaining managed-only facilities subject to the rebid.  Accordingly, we expect to transfer operations of these facilities to the other operators during the third quarter of 2017.  We expect to write-off approximately $1.0 million of assets associated with these facilities during the third quarter of 2017.

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

The operation of the facilities we own carries a higher degree of risk associated with a facility contract than the operation of the facilities we manage but do not own because we incur significant capital expenditures to construct, renovate or acquire facilities we own.  Additionally, correctional and detention facilities have limited or no alternative use.  Therefore, if a contract is terminated on a facility we own, we continue to incur certain operating expenses, such as real estate taxes, utilities, and insurance, which we would not incur if a management contract were terminated for a managed-only facility.  As a result, revenue per compensated man-day is typically higher for facilities we own and manage than for managed-only facilities.  Because we incur higher expenses, such as repairs and maintenance, real estate taxes, and insurance, on the facilities we own and manage, our cost structure for facilities we own and manage is also higher than the cost structure for the managed-only facilities.  The following tables display the revenue and expenses per compensated man-day for the facilities placed into service that we own and manage and for the facilities we manage but do not own, which we believe is useful to our financial statement users:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Owned and Managed Facilities:
Revenue per compensated man-day	$78.74	$83.43	$78.83	$83.58
Operating expenses per compensated man-day:
Fixed expense	39.48	41.52	39.89	42.32
Variable expense	15.21	16.50	14.94	16.51
Total	54.69	58.02	54.83	58.83
Operating income per compensated man-day	$24.05	$25.41	$24.00	$24.75
Operating margin	30.5%	30.5%	30.4%	29.6%
Average compensated occupancy	76.2%	76.2%	77.3%	73.8%
Average available beds	68,630	69,501	68,854	70,399
Average compensated population	52,313	52,938	53,232	51,971

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Managed Only Facilities:
Revenue per compensated man-day	$43.51	$42.65	$43.32	$42.42
Operating expenses per compensated man-day:
Fixed expense	27.42	25.75	27.92	26.41
Variable expense	11.94	10.97	11.69	11.03
Total	39.36	36.72	39.61	37.44
Operating income per compensated man-day	$4.15	$5.93	$3.71	$4.98
Operating margin	9.5%	13.9%	8.6%	11.7%
Average compensated occupancy	93.0%	95.2%	93.4%	94.3%
Average available beds	13,817	13,898	13,857	13,898
Average compensated population	12,847	13,231	12,938	13,106

Owned and Managed Facilities

Facility net operating income, or the operating income or loss from operations before interest, taxes, asset impairments, depreciation and amortization, at our owned and managed facilities decreased by $15.5 million, from $135.7 million during the three months ended June 30, 2016 to $120.2 million during the three months ended June 30, 2017, a decrease of 11.4%.  Facility net operating income at our owned and managed facilities decreased by $18.2 million, from $260.9 million during the six months ended June 30, 2016 to $242.7 million during the six months ended June 30, 2017, a decrease of 7.0%.  Facility net operating income at our owned and managed facilities in both periods of 2017 was unfavorably impacted by the amended IGSA associated with the South Texas Family Residential Center, which became effective in the fourth quarter of 2016, as further described hereafter.  The aggregate depreciation and interest expense associated with the lease at the South Texas Family Residential Center for the three months ended June 30, 2017 and 2016 totaling $5.7 million and $13.3 million, respectively, and for the six months ended June 30, 2017 and 2016 totaling $11.5 million and $26.8 million, respectively, are not included in these facility net operating income amounts, but are included in the per compensated man-day statistics.

In September 2014, we announced that we agreed to an expansion of an IGSA between the city of Eloy, Arizona and ICE to care for up to 2,400 individuals at the South Texas Family Residential Center, a facility we lease in Dilley, Texas.  The services provided under the original amended IGSA commenced in the fourth quarter of 2014 and had an original term of up to four years.

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

During the three months ended June 30, 2017 and 2016, we recognized $42.6 million and $70.9 million, respectively, in total revenue associated with the South Texas Family Residential Center.  During the six months ended June 30, 2017 and 2016, we recognized $85.2 million and $141.7 million, respectively, in total revenue associated with the South Texas Family Residential Center.  The original IGSA with ICE had a favorable impact on the revenue and net operating income of our owned and managed facilities during 2016, with more favorable operating margin percentages than those of our average owned and managed facilities.  Under terms of the amended IGSA entered into in October 2016, the revenues generated at the South Texas Family Residential Center declined and operating margin percentages at the facility became more comparable to those of our average owned and managed facilities, resulting in a material reduction to our facility net operating income in 2017.

Numerous lawsuits, to which we are not a party, have challenged the government’s policy of detaining migrant families.  Any court decision or government action that impacts our existing contract for the South Texas Family Residential Center could materially affect our cash flows, financial condition, and results of operations.

In December 2015, we announced that we were awarded a new contract from the Arizona Department of Corrections, or ADOC, to care for up to an additional 1,000 medium-security inmates at our Red Rock facility, bringing the contracted bed capacity to 2,000 inmates.  The new management contract contains an initial term of ten years, with two five-year renewal options upon mutual agreement and provides for an occupancy guarantee of 90% of the contracted beds.  The government partner included the occupancy guarantee in its request for proposal in order to guarantee its access to the beds.  In connection with the new award, we expanded our Red Rock facility to a design capacity of 2,024 beds and added additional space for inmate reentry programming.  We began receiving inmates under the new contract during the third quarter of 2016.  The new contract generated $5.9 million and $11.4 million of incremental revenue during the three and six months ended June 30, 2017, respectively, when compared to the same periods in the prior year.

During the first quarter of 2015, the adult inmate population held in state of California institutions first met a Federal court order to reduce inmate populations below 137.5% of its capacity.  Inmate populations in the state continued to decline below the court ordered capacity limit which has resulted in declining inmate populations in the out-of-state program at facilities we own and operate.  As of June 30, 2017, the adult inmate population held in state of California institutions remained in compliance with the Federal court order at approximately 135.5% of capacity, or approximately 115,000 inmates, which did not include the California inmates held in our out-of-state facilities.  During the three months ended June 30, 2017 and 2016, we cared for an average daily population of approximately 4,300 and 4,900 California inmates, respectively, in facilities outside the state as a partial solution to the State's overcrowding.  This decline in population, along with the revenue impact in the six-month period of one fewer day of operations due to leap year in 2016, resulted in a decrease in revenue of $2.8 million and $6.0 million, respectively, from the three and six months ended June 30, 2016 to the comparable periods in 2017.

Approximately 6% of our total revenue for both the six months ended June 30, 2017 and 2016 was generated from the California Department of Corrections and Rehabilitation, or CDCR, in facilities housing inmates outside the state of California.

In June 2017, the Governor of California signed a budget for fiscal 2017-2018.  The budget contemplates that implementation of initiatives to reduce prison populations will allow the CDCR to remove all inmates from one of our two remaining out-of-state facilities in fiscal 2017-2018.  Additionally, as a result of such prison population reduction initiatives, the CDCR anticipates reducing inmate populations from our other out-of-state facility in calendar year 2018.  Although the budget acknowledges that estimates of population reductions are preliminary and subject to considerable uncertainty, we can provide no assurance that we would be able to replace the cash flows associated with our contract with the CDCR, if CDCR inmates are removed from our Tallahatchie and La Palma facilities.  An elimination of the use of our out-of-state solutions by the state of California would have a significant adverse impact on our financial position, results of operations, and cash flows.

On April 11, 2017, we announced that we contracted with the state of Ohio to care for up to an additional 996 offenders at our 2,016-bed Northeast Ohio Correctional Center.  The initial term of the contract continues through June 2032 with unlimited renewal options, subject to appropriations and mutual agreement.  We expect to begin receiving offender populations at the Northeast Ohio facility from the state of Ohio in the third quarter of 2017, with full contract utilization expected by the end of the first quarter of 2018. On June 30, 2017, we cared for approximately 650 detainees from the USMS and approximately 200 detainees from ICE at our Northeast Ohio facility.

Our contract with the District at the D.C. Correctional Treatment Facility expired in the first quarter of 2017.  The District assumed operation of the facility in January 2017.  We incurred a facility operating loss of $0.5 million during the first quarter of 2017.  We incurred facility net operating losses at the facility of $0.1 million and $0.5 million during the three and six months ended June 30, 2016, respectively.  Our investment in the direct financing lease with the District also expired in the first quarter of 2017.  Upon expiration of the lease, ownership of the facility automatically reverted to the District.

On April 8, 2016, we closed on the acquisition of 100% of the stock of CMI along with the real estate used in the operation of CMI's business from two entities affiliated with CMI.  CMI, a privately held community corrections company that operates seven community corrections facilities, including six owned and one leased, with approximately 600 beds in Colorado, specializes in community correctional services, drug and alcohol treatment services, and residential reentry services.  We provide these services through multiple contracts with three counties in Colorado, as well as the Colorado Department of Corrections, a pre-existing partner of ours.  On January 1, 2017, we also acquired ACTC, a 135-bed residential reentry center in Englewood, Colorado, which we integrated along with the operations of our existing Colorado residential reentry centers.  We acquired these eight facilities as strategic investments that further expand the network of reentry assets we own and the services we provide.  Total revenue generated from the acquisition of CMI during the three months ended June 30, 2016 totaled $3.3 million.  Total revenue generated from the acquisitions of both CMI and ACTC during the three and six months ended June 30, 2017 totaled $3.9 million and $7.7 million, respectively.

On April 30, 2017, our contract with the BOP at our Eden Detention Center expired and was not renewed.  During the three and six months ended June 30, 2017, we generated facility net operating income of $0.5 million and $1.9 million, respectively, at this facility and $9.1 million for the full year ended December 31, 2016.

As a result of declines in federal populations at our 910-bed Torrance County Detention Facility and 1,129-bed Cibola County Corrections Center, during the third quarter of 2017 we expect to obtain customer consent to consolidate offender populations into our Cibola facility in order to take advantage of efficiencies gained by consolidating populations into one facility.  During both the three and six months ended June 30, 2017, we incurred facility net operating losses of $0.8 million at the Torrance facility and $4.0 million for the full year ended December 31, 2016.

Managed-Only Facilities

Total revenue at our managed-only facilities decreased $0.4 million, from $51.3 million during the second quarter of 2016 to $50.9 million during the second quarter of 2017, and increased $0.2 million, from $101.2 million during the six months ended June 30, 2016 to $101.4 million during the six months ended June 30, 2017. When compared with the same periods in the prior year, revenue per compensated man-day increased to $43.51 from $42.65, or 2.0%, for the three months ended June 30, 2017, and increased to $43.32 from $42.42, or 2.1%, for the six months ended June 30, 2017.  Operating expenses per compensated man-day increased to $39.36 from $36.72 for the three months ended June 30, 2017, and increased to $39.61 from $37.44 for the six months ended June 30, 2017, when compared with the same periods in the prior year.  Facility net operating income at our managed-only facilities decreased $2.2 million, from $7.1 million during the three months ended June 30, 2016 to $4.9 million during the three months ended June 30, 2017, and decreased $3.2 million, from $11.9 million during the six months ended June 30, 2016 to $8.7 million during the six months ended June 30, 2017.  During the three and six months ended June 30, 2017, managed-only facilities generated 3.9% and 3.5%, respectively, of our total facility net operating income compared with 5.0% and 4.4% during the three and six months ended June 30, 2016, respectively.  We expect the managed-only business to remain competitive and we will only pursue opportunities for managed-only business where we are sufficiently compensated for the risk associated with this competitive business. Further, we may terminate existing contracts from time to time when we are unable to achieve per diem increases that offset increasing expenses and enable us to maintain safe, effective operations.

As previously described herein, during June 2017, the TDCJ closed the Bartlett State Jail which we managed and selected other operators for three other facilities we managed that were subject of a competitive procurement.  These four facilities generated total revenue and net operating income of $23.8 million and $0.3 million, respectively, for the six months ended June 30, 2017, and total revenue and net operating income of $49.9 million and $2.3 million, respectively, for the year ended December 31, 2016.

Other Facility Related Activity

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

General and administrative expenses

For the three months ended June 30, 2017 and 2016, general and administrative expenses totaled $26.4 million and $27.4 million, respectively, while general and administrative expenses totaled $51.2 million and $53.8 million, respectively, during the six months ended June 30, 2017 and 2016.  General and administrative expenses consist primarily of corporate management salaries and benefits, professional fees and other administrative expenses.  We currently expect general and administrative expenses to continue to be lower when compared to prior year periods as a result of a cost reduction plan we implemented at the end of the third quarter of 2016 as part of a restructuring of our corporate operations.

Depreciation and amortization

For the three months ended June 30, 2017 and 2016, depreciation and amortization expense totaled $36.8 million and $42.3 million, respectively, while depreciation and amortization expense totaled $73.1 million and $84.4 million, respectively, during the six months ended June 30, 2017 and 2016.  Our lease agreement with the third-party lessor associated with the 2,400-bed South Texas Family Residential Center resulted in our being deemed the owner of the constructed assets for accounting purposes, in accordance with ASC 840-40-55, formerly Emerging Issues Task Force No. 97-10, "The Effect of Lessee Involvement in Asset Construction".  Accordingly, our balance sheet reflects the costs attributable to the building assets constructed by the third-party lessor, which, beginning in the second quarter of 2015, began depreciating over the remainder of the four-year term of the original lease.  Depreciation expense for the constructed assets at this facility was $4.1 million and $10.6 million during the three months ended June 30, 2017 and 2016, respectively, and $8.2 million and $21.2 million during the six months ended June 30, 2017 and 2016, respectively.  As previously described herein, we modified our lease agreement with the third-party lessor of the facility in October 2016, which resulted in a reduced monthly lease rate effective in November 2016 and extended the term of the contract.  As a result of the lease modification, depreciation expense for the constructed assets at the South Texas Family Residential Center is expected to decline in 2017 to approximately $16.6 million from $38.7 million in 2016.

Interest expense, net

Interest expense is reported net of interest income and capitalized interest for the three and six months ended June 30, 2017 and 2016.  Gross interest expense, net of capitalized interest, was $16.9 million and $17.3 million, respectively, for the three months ended June 30, 2017 and 2016, and was $33.6 million and $35.0 million, respectively, for the six months ended June 30, 2017 and 2016.   Gross interest expense is based on outstanding borrowings under our $900.0 million revolving credit facility, or revolving credit facility, our outstanding Incremental Term Loan, or Term Loan, and our outstanding senior notes, as well as the amortization of loan costs and unused facility fees.  We also incur interest expense associated with the lease of the South Texas Family Residential Center, in accordance with ASC 840-40-55.  Interest expense associated with the lease of this facility was $1.6 million and $2.7 million during the three months ended June 30, 2017 and 2016, respectively, and $3.3 million and $5.6 million during the six months ended June 30, 2017 and 2016, respectively.  As previously described herein, we modified our lease agreement with the third-party lessor of the facility in October 2016, which resulted in a reduced monthly lease rate effective in November 2016 and extended the term of the contract.  As a result of the lease modification, interest expense associated with the lease of the South Texas Family Residential Center is expected to decline in 2017 to approximately $6.4 million from $10.0 million in 2016.  The decrease in interest expense in both periods that primarily resulted from the reduction in expense associated with the lease of the South Texas Family Residential Center was partially offset by an increase in the London Interbank Offered Rate, or LIBOR.

We have benefited from relatively low interest rates on our revolving credit facility, which is largely based on LIBOR.  It is possible that LIBOR could increase in the future. Based on our leverage ratio, loans under our revolving credit facility during 2016 and the first half of 2017 were at the base rate plus a margin of 0.50% or at LIBOR plus a margin of 1.50%, and a commitment fee equal to 0.35% of the unfunded balance.  Interest rates under the Term Loan are the same as the interest rates under our revolving credit facility.

Gross interest income was $0.3 million and $0.5 million for the three months ended June 30, 2017 and 2016, respectively, and $0.5 million and $0.7 million for the six months ended June 30, 2017 and 2016, respectively.  Gross interest income is earned on notes receivable, investments, and cash and cash equivalents.  There was no interest capitalized during the three and six months ended June 30, 2017.  Capitalized interest was $0.1 million and $0.2 million during the three and six months ended June 30, 2016, respectively.  Capitalized interest in 2016 was primarily associated with the expansion project at our Red Rock Correctional Center.

Income tax expense

During the three months ended June 30, 2017 and 2016, our financial statements reflected an income tax expense of $3.2 million and $2.7 million, respectively.  During the six months ended June 30, 2017 and 2016, our financial statements reflected an income tax expense of $5.7 million and $3.8 million, respectively.  Our effective tax rate was 5.7% and 3.6% during the six months ended June 30, 2017 and 2016, respectively.  As a REIT, we are entitled to a deduction for dividends paid, resulting in a substantial reduction in the amount of federal income tax expense we recognize.  Substantially all of our income tax expense is incurred based on the earnings generated by our TRSs.  Our overall effective tax rate is estimated based on the current projection of taxable income primarily generated in our TRSs.  Our consolidated effective tax rate could fluctuate in the future based on changes in estimates of taxable income, the relative amounts of taxable income generated by the TRSs and the REIT, the implementation of additional tax planning strategies, changes in federal or state tax rates or laws affecting tax credits available to us, changes in other tax laws, changes in estimates related to uncertain tax positions, or changes in state apportionment factors, as well as changes in the valuation allowance applied to our deferred tax assets that are based primarily on the amount of state net operating losses and tax credits that could expire unused.

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

To qualify and be taxed as a REIT, we generally are required to distribute annually to our stockholders at least 90% of our REIT taxable income (determined without regard to the dividends paid deduction and excluding net capital gains). Our REIT taxable income will not typically include income earned by our TRSs except to the extent our TRSs pay dividends to the REIT.  Our Board of Directors declared a quarterly dividend of $0.42 for the first and second quarters of 2017 totaling $50.0 million in the first quarter and $50.1 million in the second quarter.  The amount, timing and frequency of future distributions will be at the sole discretion of our Board of Directors and will be declared based upon various factors, many of which are beyond our control, including our financial condition and operating cash flows, the amount required to maintain qualification and taxation as a REIT and reduce any income and excise taxes that we otherwise would be required to pay, limitations on distributions in our existing and future debt instruments, limitations on our ability to fund distributions using cash generated through our TRSs, alternative growth opportunities that require capital deployment, and other factors that our Board of Directors may deem relevant.

As of June 30, 2017, our liquidity was provided by cash on hand of $46.6 million, and $481.5 million available under our revolving credit facility.  During the six months ended June 30, 2017 and 2016, we generated $182.8 million and $213.3 million, respectively, in cash through operating activities, and as of June 30, 2017, we had net working capital of $24.2 million.  We currently expect to be able to meet our cash expenditure requirements for the next year utilizing these resources. We have no debt maturities until April 2020.

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

Debt and equity

As of June 30, 2017, we had $350.0 million principal amount of unsecured notes outstanding with a fixed stated interest rate of 4.625%, $325.0 million principal amount of unsecured notes outstanding with a fixed stated interest rate of 4.125%, and $250.0 million principal amount of unsecured notes outstanding with a fixed stated interest rate of 5.0%.  In addition, we had $90.0 million outstanding under our Term Loan with a variable interest rate of 2.7%, and $411.0 million outstanding under our revolving credit facility with a variable weighted average interest rate of 2.6%.  As of June 30, 2017, our total weighted average effective interest rate was 4.1%, while our total weighted average maturity was 4.1 years.  We may also seek to issue debt or equity securities from time to time when we determine that market conditions and the opportunity to utilize the proceeds from the issuance of such securities are favorable.

On February 26, 2016, we entered into an ATM Equity Offering Sales Agreement, or ATM Agreement, with multiple sales agents.   Pursuant to the ATM Agreement, we may offer and sell to or through the sales agents from time to time, shares of our common stock, par value $0.01 per share, having an aggregate gross sales price of up to $200.0 million.  Sales, if any, of our shares of common stock will be made primarily in "at-the-market" offerings, as defined in Rule 415 under the Securities Act of 1933, as amended.  The shares of common stock will be offered and sold pursuant to our registration statement on Form S-3 filed with the SEC on May 15, 2015, and a related prospectus supplement dated February 26, 2016.  We intend to use the net proceeds from any sale of shares of our common stock to repay borrowings under our revolving credit facility (including the Term Loan under the "accordion" feature of the revolving credit facility) and for general corporate purposes, including to fund future acquisitions and development projects.  There were no shares of our common stock sold under the ATM Agreement during the six months ended June 30, 2017.

On August 19, 2016, Moody's downgraded our senior unsecured debt rating to "Ba1" from "Baa3".  Also on August 19, 2016, S&P Global Ratings, or S&P, lowered our corporate credit and senior unsecured debt ratings to "BB" from “BB+”.  Additionally, S&P lowered our revolving credit facility rating to "BBB-" from "BBB".  Both Moody's and S&P lowered our ratings as a result of the Department of Justice, or DOJ, announcing its plans on August 18, 2016 to reduce the BOP's utilization of privately operated prisons.

On February 21, 2017, the U.S. Attorney General rescinded the memorandum issued on August 18, 2016 by the Deputy Attorney General of the DOJ.  On February 7, 2012, Fitch Ratings assigned a rating of "BBB-" to our revolving credit facility and "BB+" ratings to our unsecured debt and corporate credit.

Facility acquisitions, development, and capital expenditures

On January 1, 2017, we acquired ACTC, a 135-bed residential reentry center in Englewood, Colorado, and on February 10, 2017, we acquired the Stockton Female Community Corrections Facility, a 100-bed residential reentry center in Stockton, California, in a real estate-only transaction.  In addition, on June 1, 2017, we acquired the real estate operated by Center Point, Inc., or Center Point, a California-based non-profit organization.  We consolidated a portion of Center Point's operations into our preexisting residential reentry center portfolio and assumed ownership and operations of the Oklahoma City Transitional Center, a 200-bed residential reentry center in Oklahoma City, Oklahoma.  We acquired the facilities for a combined total of $14.1 million in cash, excluding transaction-related expenses, and funded the transactions utilizing available cash on hand. We acquired the facilities as strategic investments that further expand our network of residential reentry centers.

The demand for prison capacity in the short-term has been affected by the budget challenges many of our government partners currently face.  At the same time, these challenges impede our customers’ ability to construct new prison beds of their own or update older facilities, which we believe could result in further need for private sector capacity solutions in the long-term.  We expect to continue to pursue investment opportunities in residential reentry centers and are in various stages of due diligence to complete additional transactions like the real estate acquisitions of seven residential reentry centers in Pennsylvania, California, and Colorado over the past two years, and business combination transactions like the acquisitions of Avalon Correctional Services, Inc. in the fourth quarter of 2015, CMI in the second quarter of 2016, and Center Point in the second quarter of 2017.  The transactions that have not yet closed are subject to various customary closing conditions, and we can provide no assurance that any such transactions will ultimately be completed.  We are also pursuing investment opportunities in other real estate assets used to provide mission critical governmental services primarily in the criminal justice sector as well as other businesses that provide complementary services that further diversify our cash flows.  In the long-term, however, we would like to see meaningful utilization of our available capacity and better visibility from our customers before we add any additional prison capacity on a speculative basis.

Operating Activities

Our net cash provided by operating activities for the six months ended June 30, 2017 was $182.8 million, compared with $213.3 million for the same period in the prior year. Cash provided by operating activities represents the year to date net income plus depreciation and amortization, changes in various components of working capital, and various non-cash charges.  The decrease in cash provided by operating activities was primarily due to the reduction in net income and negative fluctuations in working capital balances during the six months ended June 30, 2017 when compared to the same period in the prior year and routine timing differences in the collection of accounts receivables and in the payment of accounts payables, accrued salaries and wages, and other liabilities.

Investing Activities

Our cash flow used in investing activities was $43.2 million for the six months ended June 30, 2017 and was primarily attributable to capital expenditures during the six-month period of $34.8 million, including expenditures for facility development and expansions of $13.9 million and $20.9 million for facility maintenance and information technology capital expenditures. Our cash flow used in investing activities also included $14.1 million attributable to the acquisitions of the two residential reentry centers in the first quarter of 2017 and the acquisition of Center Point in the second quarter of 2017.  Our cash flow used in investing activities was $72.5 million for the six months ended June 30, 2016 and was primarily attributable to capital expenditures during the six-month period of $39.4 million, including expenditures for facility development and expansions of $18.7 million primarily related to the expansion project at our Red Rock Correctional Center, and $20.7 million for facility maintenance and information technology capital expenditures.  Our cash flow used in investing activities also included $43.6 million attributable to the acquisitions of CMI and a residential reentry facility in California during the second quarter of 2016.  Partially offsetting these cash outflows, we received proceeds of $8.2 million primarily related to the sale of undeveloped land.

Financing Activities

Cash flow used in financing activities was $130.7 million for the six months ended June 30, 2017 and was primarily attributable to dividend payments of $101.1 million and $5.8 million for the purchase and retirement of common stock that was issued in connection with equity-based compensation.  In addition, cash flow used in financing activities included $24.0 million of net repayments under our revolving credit facility and $5.0 million of scheduled principal repayments under our Term Loan.  These payments were partially offset by $6.4 million associated with exercising stock options.

Cash flow used in financing activities was $135.2 million for the six months ended June 30, 2016 and was primarily attributable to dividend payments of $128.6 million and $3.9 million for the purchase and retirement of common stock that was issued in connection with equity-based compensation.  In addition, cash flow used in financing activities included $6.7 million of cash payments associated with the financing components of the lease related to the South Texas Family Residential Center and $2.5 million of scheduled principal repayments under our Term Loan.  These payments were partially offset by $5.0 million of net proceeds under our revolving credit facility.

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

Our reconciliation of net income to FFO and Normalized FFO for the three and six months ended June 30, 2017 and 2016 is as follows (in thousands):

	For the Three Months Ended June 30,
FUNDS FROM OPERATIONS:	2017	2016
Net income	$45,475	$57,583
Depreciation of real estate assets	23,956	23,388
Funds From Operations	69,431	80,971
Expenses associated with mergers and acquisitions	301	317
Normalized Funds From Operations	$69,732	$81,288

	For the Six Months Ended June 30,
FUNDS FROM OPERATIONS:	2017	2016
Net income	$95,522	$103,890
Depreciation of real estate assets	47,655	46,725
Funds From Operations	143,177	150,615
Expenses associated with mergers and acquisitions	431	1,460
Goodwill and other impairments	259	—
Normalized Funds From Operations	$143,867	$152,075

Contractual Obligations

The following schedule summarizes our contractual cash obligations by the indicated period as of June 30, 2017 (in thousands):

	Payments Due By Year Ended December 31,
	2017 (remainder)	2018	2019	2020	2021	Thereafter	Total
Long-term debt	$5,000	$10,000	$15,000	$796,000	$—	$600,000	$1,426,000
Interest on senior notes	21,047	42,094	42,094	35,390	28,688	36,781	206,094
Contractual facility developments and other commitments	4,350	—	—	—	—	—	4,350
South Texas Family Residential Center	25,613	50,808	50,808	50,947	38,976	—	217,152
Operating leases	341	605	615	563	574	290	2,988
Total contractual cash obligations	$56,351	$103,507	$108,517	$882,900	$68,238	$637,071	$1,856,584

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

We had $7.5 million of letters of credit outstanding at June 30, 2017 primarily to support our requirement to repay fees and claims under our self-insured workers’ compensation plan in the event we do not repay the fees and claims due in accordance with the terms of the plan.  The letters of credit are renewable annually.  We did not have any draws under any outstanding letters of credit during the six months ended June 30, 2017 or 2016.

INFLATION

Many of our contracts include provisions for inflationary indexing, which mitigates an adverse impact of inflation on net income.  However, a substantial increase in personnel costs, workers’ compensation or food and medical expenses could have an adverse impact on our results of operations in the future to the extent that these expenses increase at a faster pace than the per diem or fixed rates we receive for our management services.  We outsource our food service operations to a third party.  The contract with our outsourced food service vendor contains certain protections against increases in food costs.

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

Our primary market risk exposure is to changes in U.S. interest rates.  We are exposed to market risk related to our revolving credit facility and Term Loan because the interest rates on our revolving credit facility and Term Loan are subject to fluctuations in the market.  If the interest rate for our outstanding indebtedness under the revolving credit facility and Term Loan was 100 basis points higher or lower during the three and six months ended June 30, 2017, our interest expense, net of amounts capitalized, would have been increased or decreased by $1.4 million and $2.7 million, respectively.

As of June 30, 2017, we had outstanding $325.0 million of senior notes due 2020 with a fixed interest rate of 4.125%, $350.0 million of senior notes due 2023 with a fixed interest rate of 4.625%, and $250.0 million of senior notes due 2022 with a fixed interest rate of 5.0%.  Because the interest rates with respect to these instruments are fixed, a hypothetical 100 basis point increase or decrease in market interest rates would not have a material impact on our financial statements.

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

In a memorandum to the BOP dated August 18, 2016, the DOJ directed that, as each contract with privately operated prisons reaches the end of its term, the BOP should either decline to renew that contract or substantially reduce its scope in a manner consistent with law and the overall decline of the BOP's inmate population.  In addition to the decline in the BOP's inmate population, the DOJ memorandum cites purported operational, programming, and cost efficiency factors as reasons for the DOJ directive.  On February 21, 2017, the newly appointed Attorney General issued a memorandum rescinding the DOJ's prior directive stating the memorandum changed long-standing policy and practice and impaired the BOP's ability to meet the future needs of the federal correctional system.

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

Except as set forth below, there have been no material changes in our Item 1A, “Risk Factors” as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016.

Failure to comply with facility contracts or with unique and increased governmental regulation could result in material penalties or non-renewal or termination of noncompliant contracts or our other contracts to provide or manage correctional detention, and residential reentry facilities.  On June 13, 2017, the US Court of Appeals for the District of Columbia Circuit, or the Court, struck down large portions of a late 2016 Order, or the Order, from the Federal Communications Commission, or FCC, which regulates telecommunications. The Order had set numerous rate caps on interstate and intrastate calling services, or ICS, and applied directly to ICS providers who offer their services pursuant to contracts with correctional facilities, including those that we manage. The Court found that the FCC lacked authority to regulate intrastate ICS rates.  The Court also found that the FCC had neglected critical factors in calculating interstate rate caps, remanding the interstate rate proceeding back to the FCC for reconsideration.  As a result of the Court's decision, an earlier FCC order setting interstate rate caps remains in effect.

Because it is unclear what, if any, further rate capping action the FCC may take as regards interstate ICS rates, the financial impact cannot be anticipated at this time.  The impact to our revenue is limited as a significant amount of commissions paid by our ICS providers are passed along to our customers or are reserved and used for the benefit of inmates in our care.

In previous notices, the FCC sought comment on various topics including the development of international ICS rate caps; the potential regulation of rates associated with technology based ICS alternatives, such as videoconferencing; and whether additional reforms are necessary for effective regulation of revenue sharing agreements.  All of these reforms, if pursued, could impact revenue to correctional facility operators, both public and private, but the most recent decision by the Court appears to limit FCC jurisdiction in some of these areas.  For this reason, it remains unclear whether the FCC will undertake further regulatory activity in these fields.

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

Date: August 8, 2017
/s/ Damon T. Hininger
Damon T. Hininger
President and Chief Executive Officer

/s/ David M. Garfinkle
David M. Garfinkle
Executive Vice President, Chief Financial Officer, and Principal Accounting Officer