Form 10-Q
period 2017-09-30
CoreCivic, Inc.
filed 2017-11-08
CIK 1070985

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED:  SEPTEMBER 30, 2017

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

Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of "large accelerated filer", "accelerated filer", "smaller reporting company", and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

Indicate the number of shares outstanding of each class of Common Stock as of November 2, 2017:

Shares of Common Stock, $0.01 par value per share: 118,204,246 shares outstanding.

CORECIVIC, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2017

PART I – FINANCIAL INFORMATION

ITEM 1. – FINANCIAL STATEMENTS.

CORECIVIC, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED AND AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

ASSETS	September 30, 2017	December 31, 2016
Cash and cash equivalents	$42,735	$37,711
Accounts receivable, net of allowance of $572 and $1,580, respectively	241,143	229,885
Prepaid expenses and other current assets	20,178	31,228
Total current assets	304,056	298,824
Property and equipment, net of accumulated depreciation of $1,441,951 and $1,352,323, respectively	2,799,476	2,837,657
Goodwill	38,728	38,386
Non-current deferred tax assets	15,460	13,735
Other assets	85,046	83,002
Total assets	$3,242,766	$3,271,604
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable and accrued expenses	$266,405	$260,107
Income taxes payable	1,168	2,086
Current portion of long-term debt	10,000	10,000
Total current liabilities	277,573	272,193
Long-term debt, net	1,411,210	1,435,169
Deferred revenue	43,143	53,437
Other liabilities	52,159	51,842
Total liabilities	1,784,085	1,812,641
Commitments and contingencies
Preferred stock – $0.01 par value; 50,000 shares authorized; none issued and outstanding at September 30, 2017 and December 31, 2016, respectively	—	—
Common stock – $0.01 par value; 300,000 shares authorized; 118,191 and 117,554 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	1,182	1,176
Additional paid-in capital	1,793,568	1,780,350
Accumulated deficit	(336,069)	(322,563)
Total stockholders' equity	1,458,681	1,458,963
Total liabilities and stockholders' equity	$3,242,766	$3,271,604

The accompanying notes are an integral part of these consolidated financial statements.

CORECIVIC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED AND AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
REVENUES	$442,845	$474,935	$1,324,922	$1,385,651
EXPENSES:
Operating	316,865	326,349	940,065	956,713
General and administrative	28,303	27,699	79,546	81,543
Depreciation and amortization	36,507	42,924	109,564	127,328
Restructuring charges	—	4,010	—	4,010
Asset impairments	355	—	614	—
	382,030	400,982	1,129,789	1,169,594
OPERATING INCOME	60,815	73,953	195,133	216,057
OTHER (INCOME) EXPENSE:
Interest expense, net	17,029	16,937	50,141	51,277
Other (income) expense	(65)	54	(108)	103
	16,964	16,991	50,033	51,380
INCOME BEFORE INCOME TAXES	43,851	56,962	145,100	164,677
Income tax expense	(2,673)	(1,622)	(8,400)	(5,447)
NET INCOME	$41,178	$55,340	$136,700	$159,230
BASIC EARNINGS PER SHARE	$0.35	$0.47	$1.16	$1.36
DILUTED EARNINGS PER SHARE	$0.35	$0.47	$1.15	$1.35
DIVIDENDS DECLARED PER SHARE	$0.42	$0.54	$1.26	$1.62

The accompanying notes are an integral part of these consolidated financial statements.

CORECIVIC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED AND AMOUNTS IN THOUSANDS)

	For the Nine Months Ended September 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$136,700	$159,230
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	109,564	127,328
Asset impairments	614	—
Amortization of debt issuance costs and other non-cash interest	2,349	2,362
Deferred income taxes	(1,725)	(2,149)
Non-cash revenue and other income	(10,210)	(4,522)
Income tax benefit of equity compensation	—	(1,492)
Non-cash equity compensation	12,203	14,029
Other expenses and non-cash items	2,975	3,636
Changes in assets and liabilities, net:
Accounts receivable, prepaid expenses and other assets	(899)	20,680
Accounts payable, accrued expenses and other liabilities	13,482	(19,114)
Income taxes payable	(918)	1,199
Net cash provided by operating activities	264,135	301,187
CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for facility development and expansions	(16,543)	(30,885)
Expenditures for other capital improvements	(35,214)	(32,774)
Acquisitions, net of cash acquired	(29,174)	(43,769)
Decrease in restricted cash	—	240
Proceeds from sale of assets	931	8,192
Increase in other assets	(2,444)	1,158
Payments received on direct financing lease and notes receivable	684	1,875
Net cash used in investing activities	(81,760)	(95,963)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of debt and borrowings from credit facility	197,500	291,250
Scheduled principal repayments	(7,500)	(3,750)
Other principal repayments of debt	(215,500)	(312,250)
Payment of debt issuance and other refinancing and related costs	(65)	(68)
Payment of lease obligations	(1,791)	(10,561)
Contingent consideration for acquisition of businesses	—	(1,073)
Dividends paid	(150,691)	(192,021)
Income tax benefit of equity compensation	—	1,492
Purchase and retirement of common stock	(5,818)	(3,991)
Decrease in restricted cash for dividends	—	550
Proceeds from exercise of stock options	6,514	2,638
Net cash used in financing activities	(177,351)	(227,784)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	5,024	(22,560)
CASH AND CASH EQUIVALENTS, beginning of period	37,711	65,291
CASH AND CASH EQUIVALENTS, end of period	$42,735	$42,731
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest (net of amounts capitalized of $0 and $378 in 2017 and 2016, respectively)	$40,130	$38,226
Income taxes paid (refunded), net	$5,015	$(2,162)

The accompanying notes are an integral part of these consolidated financial statements.

CORECIVIC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017

(UNAUDITED AND AMOUNTS IN THOUSANDS)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Par Value	Capital	Deficit	Equity
Balance as of December 31, 2016	117,554	$1,176	$1,780,350	$(322,563)	$1,458,963
Net income	—	—	—	136,700	136,700
Retirement of common stock	(175)	(2)	(5,816)	—	(5,818)
Dividends declared on common stock ($1.26 per share)	—	—	—	(150,206)	(150,206)
Restricted stock compensation, net of forfeitures	—	—	12,203	—	12,203
Restricted stock grants	509	5	(5)	—	—
Stock options exercised	303	3	6,836	—	6,839
Balance as of September 30, 2017	118,191	$1,182	$1,793,568	$(336,069)	$1,458,681

The accompanying notes are an integral part of these consolidated financial statements.

CORECIVIC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

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

SEPTEMBER 30, 2017

1.	ORGANIZATION AND OPERATIONS

CoreCivic, Inc. (together with its subsidiaries, the "Company" or "CoreCivic") is one of the nation's largest owners of partnership correctional, detention, and residential reentry facilities and one of the largest prison operators in the United States.  Through three business offerings, CoreCivic Safety, CoreCivic Properties, and CoreCivic Community, the Company provides a broad range of solutions to government partners that serve the public good through high-quality corrections and detention management, innovative and cost-saving government real estate solutions, and a growing network of residential reentry centers to help address America's recidivism crisis.  As of September 30, 2017, CoreCivic owned and managed 67 correctional, detention, and residential reentry facilities, and managed an additional seven correctional and detention facilities owned by its government partners, with a total design capacity of approximately 77,600 beds in 19 states.  In addition, as of September 30, 2017, CoreCivic owned 12 properties leased to third-parties totaling 1.1 million square feet in five states.

In addition to providing fundamental residential services, CoreCivic's correctional, detention, and reentry facilities offer a variety of rehabilitation and educational programs, including basic education, faith-based services, life skills and employment training, and substance abuse treatment.  These services are intended to help reduce recidivism and to prepare offenders for their successful reentry into society upon their release.  CoreCivic also provides or makes available to offenders certain health care (including medical, dental, and mental health services), food services, and work and recreational programs.

CoreCivic began operating as a real estate investment trust ("REIT") effective January 1, 2013.  The Company provides correctional services and conducts other business activities through taxable REIT subsidiaries ("TRSs"). A TRS is a subsidiary of a REIT that is subject to applicable corporate income tax and certain qualification requirements. The Company's use of TRSs enables CoreCivic to comply with REIT qualification requirements while providing correctional services at facilities it owns and at facilities owned by its government partners, and to engage in certain other business operations.  A TRS is not subject to the distribution requirements applicable to REITs so it may retain income generated by its operations for reinvestment.

2.	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited interim consolidated financial statements have been prepared by the Company and, in the opinion of management, reflect all normal recurring adjustments necessary for a fair presentation of results for the unaudited interim periods presented.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted.  The results of operations for the interim period are not necessarily indicative of the results to be obtained for the full fiscal year.  Reference is made to the audited financial statements of CoreCivic included in its Annual Report on Form 10-K as of and for the year ended December 31, 2016 filed with the Securities and Exchange Commission (the "SEC") on February 23, 2017 (File No. 001-16109) (the "2016 Form 10-K") with respect to certain significant accounting and financial reporting policies as well as other pertinent information of the Company.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, "Revenue from Contracts with Customers", which establishes a single, comprehensive revenue recognition standard for all contracts with customers. For public reporting entities such as CoreCivic, ASU 2014-09 was originally effective for interim and annual periods beginning after December 15, 2016 and early adoption of the ASU was not permitted.  In July 2015, the FASB agreed to defer the effective date of the ASU for public reporting entities by one year, or to interim and annual periods beginning after December 15, 2017.  Early adoption is now allowed as of the original effective date for public companies.  In summary, the core principle of ASU 2014-09 is to recognize revenue when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. Companies are allowed to select between two transition methods: (1) a full retrospective transition method with the application of the new guidance to each prior reporting period presented, or (2) a modified retrospective transition method that recognizes the cumulative effect on prior periods at the date of adoption together with additional footnote disclosures.  CoreCivic will adopt the standard when effective in its fiscal year 2018 and expects to utilize the modified retrospective transition method upon adoption of the ASU.  CoreCivic is continuing to complete its analysis of the various contracts and revenue streams, but does not currently expect the adoption of the ASU to have a material impact on the Company's results of operations or financial position and its related financial statement disclosure.

In February 2016, the FASB issued ASU 2016-02, "Leases (ASC 842)", which requires lessees to put most leases on their balance sheets but recognize expenses on their income statements in a manner similar to current accounting requirements.  ASU 2016-02 also eliminates current real estate-specific provisions for all entities.  For lessors, the ASU modifies the classification criteria and the accounting for sales-type and direct financing leases.  For public reporting entities such as CoreCivic, guidance in ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years, and early adoption of the ASU is permitted.  Entities are required to use a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements.  CoreCivic is currently planning to adopt the ASU when effective in its fiscal year 2019.  CoreCivic does not currently expect that the new standard will have a material impact on its financial statements, but expects that it will result in an increase in its long-term assets and liabilities for leases where the Company is the lessee.

In March 2016, the FASB issued ASU 2016-09, "Improvements to Employee Share-Based Payment Accounting", that changes certain aspects of accounting for share-based payments to employees.  ASU 2016-09 requires all income tax effects of awards to be recognized in the income statement when the awards vest or are settled.  The new ASU also allows an employer to repurchase more of an employee's shares for tax withholding purposes without triggering liability accounting, and to make a policy election to account for forfeitures.  Companies are required to elect whether to account for forfeitures of share-based payments by (1) recognizing forfeitures of awards as they occur, or (2) estimating the number of awards expected to be forfeited and adjusting the estimate when it is likely to change, as previously required.  For public reporting entities such as CoreCivic, guidance in ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years, and early adoption of the ASU is permitted.  All of the guidance in the ASU must be adopted in the same period.  CoreCivic adopted the ASU in the first quarter of 2017, opting to estimate the number of awards expected to be forfeited and adjusting the estimate when it is likely to change, as was previously required.  The amendments in ASU 2016-09 were applied prospectively and the Company's financial statements for prior periods were not adjusted.  Adoption of the ASU resulted in a $1.0 million income tax benefit recognized by the Company in the first nine months of 2017.  The new standard will continue to have an impact on the Company's financial statements whenever the vested value of the awards differs from the grant-date fair value of such awards.

In January 2017, the FASB issued ASU 2017-01, "Business Combinations (Topic 805): Clarifying the Definition of a Business", that provides guidance to assist entities with evaluating when a set of transferred assets and activities ("set") is a business.  Under the new guidance, an entity first determines whether substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets.  If this threshold is met, the set is not a business.  If the threshold is not met, the entity then evaluates whether the set meets the requirement that a business include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create outputs.  The new ASU provides a more robust framework to use in determining when a set of assets and activities is a business.  For public reporting entities such as CoreCivic, guidance in ASU 2017-01 is effective for fiscal years beginning after December 15, 2017, and interim periods within those years, and is to be applied prospectively to any transactions occurring within the period of adoption.  Early adoption of the ASU is allowed for transactions that occur before the issuance date or effective date of the ASU, only when the transaction has not been reported in financial statements that have been issued or made available for issuance.  CoreCivic early adopted ASU 2017-01 in the first quarter of 2017.

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

Fair Value of Financial Instruments

To meet the reporting requirements of ASC 825, "Financial Instruments", regarding fair value of financial instruments, CoreCivic calculates the estimated fair value of financial instruments using market interest rates, quoted market prices of similar instruments, or discounted cash flow techniques with observable Level 1 inputs for publicly traded debt and Level 2 inputs for all other financial instruments, as defined in ASC 820, "Fair Value Measurement".  At September 30, 2017 and December 31, 2016, there were no material differences between the carrying amounts and the estimated fair values of CoreCivic's financial instruments, other than as follows (in thousands):

	September 30, 2017		December 31, 2016
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Note receivable from Agecroft Prison Management, LTD	$3,170	$4,880	$2,920	$4,647
Debt	$(1,429,500)	$(1,462,625)	$(1,455,000)	$(1,459,625)

Revenue Recognition – Multiple-Element Arrangement

In September 2014, CoreCivic agreed under an expansion of an existing inter-governmental service agreement ("IGSA") between the city of Eloy, Arizona and U.S. Immigration and Customs Enforcement ("ICE") to provide residential space and services at the South Texas Family Residential Center.  The IGSA was further amended in October 2016.  The IGSA qualifies as a multiple-element arrangement under the guidance in ASC 605, "Revenue Recognition".  CoreCivic determined that there were five distinct elements related to the amended IGSA with ICE.  In the three months ended September 30, 2017 and 2016, CoreCivic recognized $42.5 million and $71.3 million, respectively, in revenue associated with the amended IGSA while $127.6 million and $212.8 million in revenue was recognized in the nine months ended September 30, 2017 and 2016, respectively.  The unrecognized balance of the fixed monthly payments is reported in deferred revenue.  The current portion of deferred revenue is reflected within accounts payable and accrued expenses while the long-term portion is reflected in deferred revenue in the accompanying consolidated balance sheets.  As of September 30, 2017 and December 31, 2016, total deferred revenue associated with this agreement amounted to $56.8 million and $67.0 million, respectively.

3.	GOODWILL

ASC 350, "Intangibles-Goodwill and Other", establishes accounting and reporting requirements for goodwill and other intangible assets.  Goodwill was $38.7 million and $38.4 million as of September 30, 2017 and December 31, 2016, respectively.  This goodwill was established in connection with multiple business combination transactions.

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

In March 2017, the Texas Department of Criminal Justice ("TDCJ") notified CoreCivic that, in light of the current economic climate, as well as the fiscal constraints and budget outlook for the next biennium, the TDCJ would not be awarding the contract for the Bartlett State Jail. The TDCJ had previously solicited proposals for the rebid of the Bartlett facility, along with three other facilities that CoreCivic managed for the state of Texas.  The managed-only contracts at the four facilities were scheduled to expire in August 2017.  However, in collaboration with the TDCJ, the decision was made to close the Bartlett facility on June 24, 2017.  In anticipation of the termination of the contract and closing of the Bartlett facility, CoreCivic recorded an asset impairment of $0.3 million during the first quarter of 2017 for the write-off of goodwill associated with the facility.  During the third quarter of 2017, CoreCivic was notified that the TDCJ selected other operators for the three remaining facilities the Company managed for the state of Texas.  CoreCivic had no goodwill associated with these three facilities.

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

On June 1, 2017, CoreCivic acquired the real estate operated by Center Point, Inc. ("Center Point"), a California-based non-profit organization, for $5.3 million in cash, excluding transaction-related expenses and a potential earn-out of up to $1.7 million.  CoreCivic consolidated a portion of Center Point's operations into the Company's preexisting residential reentry center portfolio and assumed ownership and operations of the Oklahoma City Transitional Center, a 200-bed residential reentry center in Oklahoma City, Oklahoma.

On August 1, 2017, CoreCivic acquired New Beginnings Treatment Center, Inc. ("NBTC"), an Arizona-based community corrections company, along with the real estate used in the operation of NBTC's business from an affiliate of NBTC, for an aggregate purchase price of $6.4 million, excluding transaction related expenses.  In connection with the acquisition, CoreCivic assumed a contract with the Federal Bureau of Prisons ("BOP") to provide reentry services to male and female adults at the 92-bed Oracle Transitional Center located in Tucson, Arizona.

On September 15, 2017, CoreCivic acquired a portfolio of four properties for an aggregate purchase price of $8.7 million, excluding transaction related expenses. The acquisition included a 230-bed residential reentry center leased to the state of Georgia, a property in North Carolina and a property in Georgia, each of which is leased to the Social Security Administration, and a property in North Carolina leased to the Internal Revenue Service.

In allocating the purchase price of these five acquisitions, CoreCivic recorded $24.3 million of net tangible assets, $2.3 million of identifiable intangible assets, $0.6 million of goodwill, and $0.3 million of tenant improvements associated with one of the North Carolina leased properties which was recognized as a receivable and will be recovered by payments from the lessee.  CoreCivic acquired the properties as strategic investments that further expand the Company's network of residential reentry centers and further diversify the Company's cash flows through government-leased properties.

Idle Facilities

On April 30, 2017, the contract with the BOP at the Company's 1,422-bed Eden Detention Center expired and was not renewed.  CoreCivic idled the Eden facility following the transfer of the offender population, and has begun to market the facility.  The Company can provide no assurance that it will be successful in securing a replacement contract.  CoreCivic performed an impairment analysis of the Eden facility, which had a net carrying value of $40.1 million as of September 30, 2017, and concluded that this asset has a recoverable value in excess of the carrying value.

As of September 30, 2017, CoreCivic had eight idled correctional facilities, including the Eden facility, that are currently available and being actively marketed to potential customers.  The following table summarizes each of the idled facilities and their respective carrying values, excluding equipment and other assets that could generally be transferred and used at other facilities CoreCivic owns without significant cost (dollars in thousands):

			Net Carrying Values
	Design	Date	September 30,	December 31,
Facility	Capacity	Idled	2017	2016
Prairie Correctional Facility	1,600	2010	$16,315	$17,071
Huerfano County Correctional Center	752	2010	17,060	17,542
Diamondback Correctional Facility	2,160	2010	40,571	41,539
Southeast Kentucky Correctional Facility	656	2012	22,074	22,618
Marion Adjustment Center	826	2013	12,161	12,135
Lee Adjustment Center	816	2015	10,565	10,342
Kit Carson Correctional Center	1,488	2016	57,505	58,819
Eden Detention Center	1,422	2017	40,072	41,269
	9,720		$216,323	$221,335

CoreCivic also has two idled non-core facilities containing 440 beds with an aggregate net book value of $4.1 million.  CoreCivic incurred approximately $3.3 million and $2.5 million in operating expenses at the idled facilities for the three months ended September 30, 2017 and 2016, respectively.  CoreCivic incurred approximately $8.6 million and $6.6 million in operating expenses at the idled facilities for the nine months ended September 30, 2017 and 2016, respectively.

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

As a result of declines in federal populations at the Company's 910-bed Torrance County Detention Facility and 1,129-bed Cibola County Corrections Center, during the third quarter of 2017, CoreCivic made the decision to consolidate offender populations into its Cibola facility in order to take advantage of efficiencies gained by consolidating populations into one facility.  CoreCivic idled the Torrance facility in the fourth quarter of 2017 following the transfer of the offender population, and has begun to market the facility to other potential customers.  The Company can provide no assurance that it will be successful in securing a replacement contract.  CoreCivic performed an impairment analysis of the Torrance facility, which had a net carrying value of $37.0 million as of September 30, 2017, and concluded that this asset has a recoverable value in excess of the carrying value.

5.	DEBT

Debt outstanding as of September 30, 2017 and December 31, 2016 consists of the following (in thousands):

	September 30,	December 31,
	2017	2016
$900.0 Million Revolving Credit Facility, principal due at maturity in July 2020; interest payable periodically at variable interest rates. The weighted average rate at September 30, 2017 and December 31, 2016 was 2.7% and 2.2%, respectively.	$417,000	$435,000
Term Loan, scheduled principal payments through maturity in July 2020; interest payable periodically at variable interest rates. The rate at September 30, 2017 and December 31, 2016 was 2.7% and 2.3%, respectively. Unamortized debt issuance costs amounted to $0.3 million at September 30, 2017 and $0.4 million at December 31, 2016, respectively.	87,500	95,000
4.625% Senior Notes, principal due at maturity in May 2023; interest payable semi-annually in May and November at 4.625%. Unamortized debt issuance costs amounted to $3.5 million and $3.9 million at September 30, 2017 and December 31, 2016, respectively.	350,000	350,000
4.125% Senior Notes, principal due at maturity in April 2020; interest payable semi-annually in April and October at 4.125%. Unamortized debt issuance costs amounted to $2.1 million and $2.7 million at September 30, 2017 and December 31, 2016, respectively.	325,000	325,000
5.0% Senior Notes, principal due at maturity in October 2022; interest payable semi-annually in April and October at 5.0%. Unamortized debt issuance costs amounted to $2.4 million and $2.8 million at September 30, 2017 and December 31, 2016, respectively.	250,000	250,000
Total debt	1,429,500	1,455,000
Unamortized debt issuance costs	(8,290)	(9,831)
Current portion of long-term debt	(10,000)	(10,000)
Long-term debt, net	$1,411,210	$1,435,169

Revolving Credit Facility.  During July 2015, CoreCivic entered into an amended and restated $900.0 million senior secured revolving credit facility (the "$900.0 Million Revolving Credit Facility").  The $900.0 Million Revolving Credit Facility has an aggregate principal capacity of $900.0 million and a maturity of July 2020.  The $900.0 Million Revolving Credit Facility also has an "accordion" feature that provides for uncommitted incremental extensions of credit in the form of increases in the revolving commitments or incremental term loans in an aggregate principal amount up to an additional $350.0 million as requested by CoreCivic, subject to bank approval. At CoreCivic's option, interest on outstanding borrowings under the $900.0 Million Revolving Credit Facility is based on either a base rate plus a margin ranging from 0.00% to 0.75% or at the London Interbank Offered Rate ("LIBOR") plus a margin ranging from 1.00% to 1.75% based on CoreCivic's then-current leverage ratio.  The $900.0 Million Revolving Credit Facility includes a $30.0 million sublimit for swing line loans that enables CoreCivic to borrow at the base rate from the Administrative Agent without advance notice.

Based on CoreCivic's current total leverage ratio, loans under the $900.0 Million Revolving Credit Facility bear interest at the base rate plus a margin of 0.50% or at LIBOR plus a margin of 1.50%, and a commitment fee equal to 0.35% of the unfunded balance.  The $900.0 Million Revolving Credit Facility also has a $50.0 million sublimit for the issuance of standby letters of credit. As of September 30, 2017, CoreCivic had $417.0 million in borrowings outstanding under the $900.0 Million Revolving Credit Facility as well as $6.9 million in letters of credit outstanding resulting in $476.1 million available under the $900.0 Million Revolving Credit Facility.

The $900.0 Million Revolving Credit Facility is secured by a pledge of all of the capital stock of CoreCivic's domestic subsidiaries, 65% of the capital stock of CoreCivic's foreign subsidiaries, all of CoreCivic's accounts receivable, and all of CoreCivic's deposit accounts. The $900.0 Million Revolving Credit Facility requires CoreCivic to meet certain financial covenants, including, without limitation, a maximum total leverage ratio, a maximum secured leverage ratio, and a minimum fixed charge coverage ratio.  As of September 30, 2017, CoreCivic was in compliance with all such covenants.  In addition, the

$900.0 Million Revolving Credit Facility contains certain covenants that, among other things, limit the incurrence of additional indebtedness, payment of dividends and other customary restricted payments, transactions with affiliates, asset sales, mergers and consolidations, liquidations, prepayments and modifications of other indebtedness, liens and other encumbrances and other matters customarily restricted in such agreements.  In addition, the $900.0 Million Revolving Credit Facility is subject to certain cross-default provisions with terms of CoreCivic's other indebtedness, and is subject to acceleration upon the occurrence of a change of control.

Incremental Term Loan.  On October 6, 2015, CoreCivic obtained a $100.0 million Incremental Term Loan ("Term Loan") under the "accordion" feature of the $900.0 Million Revolving Credit Facility.  Interest rates under the Term Loan are the same as the interest rates under the $900.0 Million Revolving Credit Facility.  The Term Loan also has the same collateral requirements, financial and certain other covenants, and cross-default provisions as the $900.0 Million Revolving Credit Facility.  The Term Loan, which is pre-payable, also has a maturity concurrent with the $900.0 Million Revolving Credit Facility due July 2020, with scheduled quarterly principal payments in years 2016 through 2020.  As of September 30, 2017, the outstanding balance of the Term Loan was $87.5 million.

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

The 4.125% Senior Notes, the 4.625% Senior Notes, and the 5.0% Senior Notes, collectively referred to herein as the "Senior Notes", are senior unsecured obligations of the Company and are guaranteed by all of the Company's subsidiaries that guarantee the $900.0 Million Revolving Credit Facility.  CoreCivic may redeem all or part of the Senior Notes at any time prior to three months before their respective maturity date at a "make-whole" redemption price, plus accrued and unpaid interest thereon to, but not including, the redemption date.  Thereafter, the Senior Notes are redeemable at CoreCivic's option, in whole or in part, at a redemption price equal to 100% of the aggregate principal amount of the notes to be redeemed plus accrued and unpaid interest thereon to, but not including, the redemption date.  Subsequent to the quarter ended September 30, 2017, the Company issued additional senior notes as discussed under Note 11 hereafter.

CoreCivic may also seek to issue additional debt or equity securities from time to time when the Company determines that market conditions and the opportunity to utilize the proceeds from the issuance of such securities are favorable.

Debt Maturities.  Scheduled principal payments as of September 30, 2017 for the remainder of 2017, the next four years, and thereafter were as follows (in thousands):

2017 (remainder)	$2,500
2018	10,000
2019	15,000
2020	802,000
2021	—
Thereafter	600,000
Total debt	$1,429,500

6.	STOCKHOLDERS' EQUITY

Dividends on Common Stock

During 2016 and the first nine months of 2017, CoreCivic's Board of Directors declared the following quarterly dividends on its common stock:

Declaration Date	Record Date	Payable Date	Per Share
February 19, 2016	April 1, 2016	April 15, 2016	$0.54
May 12, 2016	July 1, 2016	July 15, 2016	$0.54
August 11, 2016	October 3, 2016	October 17, 2016	$0.54
December 8, 2016	January 3, 2017	January 13, 2017	$0.42
February 17, 2017	April 3, 2017	April 17, 2017	$0.42
May 11, 2017	July 3, 2017	July 17, 2017	$0.42
August 10, 2017	October 2, 2017	October 16, 2017	$0.42

Future dividends will depend on CoreCivic's distribution requirements as a REIT, future earnings, capital requirements, financial condition, limitations under debt covenants, opportunities for alternative uses of capital, and on such other factors as the Board of Directors of CoreCivic may consider relevant.

Stock Options

Since 2012, CoreCivic has elected not to issue stock options to its non-employee directors, officers, and executive officers as it had in prior years, and instead elected to issue all of its equity compensation in the form of restricted common stock units ("RSUs"), as described hereafter.  However, CoreCivic continued to recognize stock option expense during the vesting period of stock options awarded in prior years.  All outstanding stock options were fully vested as of December 31, 2016.  As of September 30, 2017, options to purchase 1.0 million shares of common stock were outstanding with a weighted average exercise price of $19.92.

Restricted Stock Units

During the first nine months of 2017, CoreCivic issued approximately 554,000 shares of RSUs to certain of its employees and non-employee directors, with an aggregate value of $18.1 million, including 487,000 RSUs to employees and non-employee directors whose compensation is charged to general and administrative expense and 67,000 RSUs to employees whose compensation is charged to operating expense.  During 2016, CoreCivic issued approximately 635,000 shares of RSUs to certain of its employees and non-employee directors, with an aggregate value of $18.5 million, including 562,000 RSUs to employees and non-employee directors whose compensation is charged to general and administrative expense and 73,000 RSUs to employees whose compensation is charged to operating expense.

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

During the three months ended September 30, 2017, CoreCivic expensed $4.1 million, net of forfeitures, relating to RSUs ($0.5 million of which was recorded in operating expenses and $3.6 million of which was recorded in general and administrative expenses). During the three months ended September 30, 2016, CoreCivic expensed $6.2 million, net of forfeitures, relating to restricted common stock and RSUs ($0.4 million of which was recorded in operating expenses, $4.1 million of which was recorded in general and administrative expenses, and $1.7 million of which was recorded in restructuring charges).

During the nine months ended September 30, 2017, CoreCivic expensed $12.2 million, net of forfeitures, relating to RSUs ($1.5 million of which was recorded in operating expenses and $10.7 million of which was recorded in general and administrative expenses). During the nine months ended September 30, 2016, CoreCivic expensed $13.9 million, net of forfeitures, relating to restricted common stock and RSUs ($1.3 million of which was recorded in operating expenses, $10.9 million of which was recorded in general and administrative expenses, and $1.7 million of which was recorded in restructuring charges). As of September 30, 2017, approximately 1.0 million RSUs remained outstanding and subject to vesting.

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

A reconciliation of the numerator and denominator of the basic earnings per share computation to the numerator and denominator of the diluted earnings per share computation is as follows (in thousands, except per share data):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
NUMERATOR
Basic:
Net income	$41,178	$55,340	$136,700	$159,230
Diluted:
Net income	$41,178	$55,340	$136,700	$159,230
DENOMINATOR
Basic:
Weighted average common shares outstanding	118,182	117,443	118,044	117,360
Diluted:
Weighted average common shares outstanding	118,182	117,443	118,044	117,360
Effect of dilutive securities:
Stock options	262	207	353	384
Restricted stock-based awards	84	44	62	80
Weighted average shares and assumed conversions	118,528	117,694	118,459	117,824
BASIC EARNINGS PER SHARE	$0.35	$0.47	$1.16	$1.36
DILUTED EARNINGS PER SHARE	$0.35	$0.47	$1.15	$1.35

Approximately 16,000 and 5,000 stock options were excluded from the computation of diluted earnings per share for the three and nine months ended September 30, 2017, respectively, because they were anti-dilutive.  Approximately 0.1 million and 48,000 stock options were excluded from the computation of diluted earnings per share for the three and nine months ended September 30, 2016, respectively, because they were anti-dilutive.

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

CoreCivic records litigation reserves related to certain matters for which it is probable that a loss has been incurred and the range of such loss can be estimated.  Based upon management's review of the potential claims and outstanding litigation, and based upon management's experience and history of estimating losses, and taking into consideration CoreCivic's self-insured retention amounts, management believes a loss in excess of amounts already recognized would not be material to CoreCivic's financial statements.  In the opinion of management, there are no pending legal proceedings that would have a material effect on CoreCivic's consolidated financial position, results of operations, or cash flows.  Any receivable for insurance recoveries is recorded separately from the corresponding litigation reserve, and only if recovery is determined to be probable.  Adversarial proceedings and litigation are, however, subject to inherent uncertainties, and unfavorable decisions and rulings resulting from legal proceedings could occur which could have a material adverse impact on CoreCivic's consolidated financial position, results of operations, or cash flows for the period in which such decisions or rulings occur, or future periods.  Expenses associated with legal proceedings may also fluctuate from quarter to quarter based on changes in CoreCivic's assumptions, new developments, or by the effectiveness of CoreCivic's litigation and settlement strategies.

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

Income taxes are accounted for under the provisions of ASC 740, "Income Taxes". ASC 740 generally requires CoreCivic to record deferred income taxes for the tax effect of differences between book and tax bases of its assets and liabilities. Deferred income taxes reflect the available net operating losses and the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in the statement of operations in the period that includes the enactment date.  Realization of the future tax benefits related to deferred tax assets is dependent on many factors, including CoreCivic's past earnings history, expected future earnings, the character and jurisdiction of such earnings, unsettled circumstances that, if unfavorably resolved, would adversely affect utilization of its deferred tax assets, carryback and carryforward periods, and tax strategies that could potentially enhance the likelihood of realization of a deferred tax asset.

CoreCivic recorded an income tax expense of $2.7 million and $1.6 million for the three months ended September 30, 2017 and 2016, respectively.  CoreCivic recorded an income tax expense of $8.4 million and $5.4 million for the nine months ended September 30, 2017 and 2016, respectively.  As a REIT, CoreCivic is entitled to a deduction for dividends paid, resulting in a substantial reduction in the amount of federal income tax expense it recognizes.  Substantially all of CoreCivic's income tax expense is incurred based on the earnings generated by its TRSs.  CoreCivic's overall effective tax rate is estimated based on its current projection of taxable income primarily generated in its TRSs. The Company's consolidated effective tax rate could fluctuate in the future based on changes in estimates of taxable income, the relative amounts of taxable income generated by the TRSs and the REIT, the implementation of additional tax planning strategies, changes in federal or state tax rates or laws affecting tax credits available to the Company, changes in other tax laws, changes in estimates related to uncertain tax positions, or changes in state apportionment factors, as well as changes in the valuation allowance applied to the Company's deferred tax assets that are based primarily on the amount of state net operating losses and tax credits that could expire unused.

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

CoreCivic had no liabilities recorded for uncertain tax positions as of September 30, 2017.  CoreCivic recognizes interest and penalties related to unrecognized tax positions in income tax expense.  CoreCivic does not currently anticipate that the total amount of unrecognized tax positions will significantly change in the next twelve months.

10.	SEGMENT REPORTING

As of September 30, 2017, CoreCivic owned and managed 67 facilities, and managed seven facilities it did not own. In addition, CoreCivic owned 12 properties that it leased to third-parties.  Management views CoreCivic's operating results in one operating segment.  However, the Company has chosen to report financial performance segregated for (1) owned and managed facilities and (2) managed-only facilities as the Company believes this information is useful to users of the financial statements.  Owned and managed facilities include the operating results of those facilities placed into service that were owned or controlled via a long-term lease and managed by CoreCivic.  Managed-only facilities include the operating results of those facilities owned by a third party and managed by CoreCivic.  The operating performance of the owned and managed and the managed-only facilities can be measured based on their net operating income.  CoreCivic defines facility net operating income as a facility's operating income or loss from operations before interest, taxes, asset impairments, depreciation, and amortization.

The revenue and net operating income for the owned and managed and the managed-only facilities and a reconciliation to CoreCivic's operating income is as follows for the three and nine months ended September 30, 2017 and 2016 (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Revenue:
Owned and managed	$382,217	$411,614	$1,141,769	$1,202,166
Managed-only	47,675	52,440	149,107	153,616
Total management revenue	429,892	464,054	1,290,876	1,355,782
Operating expenses:
Owned and managed	266,471	272,970	783,354	802,642
Managed-only	44,005	47,232	136,747	136,541
Total operating expenses	310,476	320,202	920,101	939,183
Facility net operating income:
Owned and managed	115,746	138,644	358,415	399,524
Managed-only	3,670	5,208	12,360	17,075
Total facility net operating income	119,416	143,852	370,775	416,599
Other revenue (expense):
Rental and other revenue	12,953	10,881	34,046	29,869
Other operating expense	(6,389)	(6,147)	(19,964)	(17,530)
General and administrative	(28,303)	(27,699)	(79,546)	(81,543)
Depreciation and amortization	(36,507)	(42,924)	(109,564)	(127,328)
Restructuring charges	—	(4,010)	—	(4,010)
Asset impairments	(355)	—	(614)	—
Operating income	$60,815	$73,953	$195,133	$216,057

The following table summarizes capital expenditures including accrued amounts for the three and nine months ended September 30, 2017 and 2016 (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Capital expenditures:
Owned and managed	$18,701	$17,687	$53,630	$88,418
Managed-only	1,576	1,793	3,390	3,134
Corporate and other	11,862	3,518	18,958	15,727
Total capital expenditures	$32,139	$22,998	$75,978	$107,279

The total assets are as follows (in thousands):

	September 30, 2017	December 31, 2016
Assets:
Owned and managed	$2,796,248	$2,841,799
Managed-only	69,424	62,292
Corporate and other	377,094	367,513
Total assets	$3,242,766	$3,271,604

11.	SUBSEQUENT EVENTS

On October 13, 2017, CoreCivic completed the offering of $250.0 million aggregate principal amount of 4.75% senior notes due October 15, 2027 (the "4.75% Senior Notes").  Interest on the 4.75% Senior Notes accrues at the stated rate and is payable in April and October of each year.  CoreCivic expects to capitalize approximately $4.1 million during the fourth quarter of 2017 for costs associated with the new issuance of the 4.75% Senior Notes, and will present the unamortized balance of the debt issuance costs in the Company's consolidated balance sheets in a manner consistent with those related to the Company's other Senior Notes.  CoreCivic used net proceeds from the offering to pay down a portion of the $900.0 Million Revolving Credit Facility and to pay related fees and expenses.

On November 1, 2017, CoreCivic completed the acquisition of Time to Change, Inc., a Colorado-based community corrections company, for an aggregate purchase price of $13.2 million, excluding transaction related expenses, with the potential for additional contingent consideration currently estimated to be $9.0 million, subject to change based upon future financial performance of the acquisition.  In connection with the acquisition, CoreCivic assumed contracts with Adams County, Colorado to provide reentry services to male and female adults in three facilities located in Colorado containing a total of 422 beds.

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

CONDENSED CONSOLIDATING BALANCE SHEET

As of September 30, 2017

(in thousands)

ASSETS	Parent	Combined Subsidiary Guarantors	Consolidating Adjustments and Other	Total Consolidated Amounts
Cash and cash equivalents	$20,122	$22,613	$—	$42,735
Accounts receivable, net of allowance	190,866	347,066	(296,789)	241,143
Prepaid expenses and other current assets	2,583	23,597	(6,002)	20,178
Total current assets	213,571	393,276	(302,791)	304,056
Property and equipment, net	2,477,110	322,366	—	2,799,476
Goodwill	23,832	14,896	—	38,728
Non-current deferred tax assets	—	15,955	(495)	15,460
Other assets	405,683	64,472	(385,109)	85,046
Total assets	$3,120,196	$810,965	$(688,395)	$3,242,766
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable and accrued expenses	$235,716	$333,480	$(302,791)	$266,405
Income taxes payable	1,945	(777)	—	1,168
Current portion of long-term debt	10,000	—	—	10,000
Total current liabilities	247,661	332,703	(302,791)	277,573
Long-term debt, net	1,412,060	114,150	(115,000)	1,411,210
Non-current deferred tax liabilities	495	—	(495)	—
Deferred revenue	—	43,143	—	43,143
Other liabilities	1,299	50,860	—	52,159
Total liabilities	1,661,515	540,856	(418,286)	1,784,085

Total stockholders' equity	1,458,681	270,109	(270,109)	1,458,681
Total liabilities and stockholders' equity	$3,120,196	$810,965	$(688,395)	$3,242,766

CONDENSED CONSOLIDATING BALANCE SHEET

As of December 31, 2016

(in thousands)

ASSETS	Parent	Combined Subsidiary Guarantors	Consolidating Adjustments and Other	Total Consolidated Amounts
Cash and cash equivalents	$11,378	$26,333	$—	$37,711
Accounts receivable, net of allowance	237,495	270,952	(278,562)	229,885
Prepaid expenses and other current assets	7,582	30,123	(6,477)	31,228
Total current assets	256,455	327,408	(285,039)	298,824
Property and equipment, net	2,493,025	344,632	—	2,837,657
Goodwill	23,231	15,155	—	38,386
Non-current deferred tax assets	—	14,056	(321)	13,735
Other assets	339,391	57,873	(314,262)	83,002
Total assets	$3,112,102	$759,124	$(599,622)	$3,271,604
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable and accrued expenses	$203,074	$342,072	$(285,039)	$260,107
Income taxes payable	1,850	236	—	2,086
Current portion of long-term debt	10,000	—	—	10,000
Total current liabilities	214,924	342,308	(285,039)	272,193
Long-term debt, net	1,436,186	113,983	(115,000)	1,435,169
Non-current deferred tax liabilities	321	—	(321)	—
Deferred revenue	—	53,437	—	53,437
Other liabilities	1,708	50,134	—	51,842
Total liabilities	1,653,139	559,862	(400,360)	1,812,641

Total stockholders' equity	1,458,963	199,262	(199,262)	1,458,963
Total liabilities and stockholders' equity	$3,112,102	$759,124	$(599,622)	$3,271,604

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the three months ended September 30, 2017

(in thousands)

	Parent	Combined Subsidiary Guarantors	Consolidating Adjustments and Other	Total Consolidated Amounts
REVENUES	$297,856	$368,507	$(223,518)	$442,845
EXPENSES:
Operating	231,528	308,855	(223,518)	316,865
General and administrative	9,823	18,480	—	28,303
Depreciation and amortization	22,147	14,360	—	36,507
Asset impairments	300	55	—	355
	263,798	341,750	(223,518)	382,030
OPERATING INCOME	34,058	26,757	—	60,815
OTHER (INCOME) EXPENSE:
Interest expense, net	14,046	2,983	—	17,029
Other (income) expense	(96)	21	10	(65)
	13,950	3,004	10	16,964
INCOME BEFORE INCOME TAXES	20,108	23,753	(10)	43,851
Income tax expense	(541)	(2,132)	—	(2,673)
INCOME BEFORE EQUITY IN SUBSIDIARIES	19,567	21,621	(10)	41,178
Income from equity in subsidiaries	21,611	—	(21,611)	—
NET INCOME	$41,178	$21,621	$(21,621)	$41,178

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the three months ended September 30, 2016

(in thousands)

	Parent	Combined Subsidiary Guarantors	Consolidating Adjustments and Other	Total Consolidated Amounts
REVENUES	$298,659	$398,617	$(222,341)	$474,935
EXPENSES:
Operating	230,244	318,446	(222,341)	326,349
General and administrative	9,326	18,373	—	27,699
Depreciation and amortization	21,321	21,603	—	42,924
Restructuring charges	197	3,813	—	4,010
	261,088	362,235	(222,341)	400,982
OPERATING INCOME	37,571	36,382	—	73,953
OTHER (INCOME) EXPENSE:
Interest expense, net	12,975	3,962	—	16,937
Other (income) expense	115	(57)	(4)	54
	13,090	3,905	(4)	16,991
INCOME BEFORE INCOME TAXES	24,481	32,477	4	56,962
Income tax expense	(512)	(1,110)	—	(1,622)
INCOME BEFORE EQUITY IN SUBSIDIARIES	23,969	31,367	4	55,340
Income from equity in subsidiaries	31,371	—	(31,371)	—
NET INCOME	$55,340	$31,367	$(31,367)	$55,340

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the nine months ended September 30, 2017

(in thousands)

	Parent	Combined Subsidiary Guarantors	Consolidating Adjustments and Other	Total Consolidated Amounts
REVENUES	$885,271	$1,094,805	$(655,154)	$1,324,922
EXPENSES:
Operating	679,458	915,761	(655,154)	940,065
General and administrative	26,630	52,916	—	79,546
Depreciation and amortization	65,206	44,358	—	109,564
Asset impairments	300	314	—	614
	771,594	1,013,349	(655,154)	1,129,789
OPERATING INCOME	113,677	81,456	—	195,133
OTHER (INCOME) EXPENSE:
Interest expense, net	41,219	8,922	—	50,141
Other (income) expense	(248)	109	31	(108)
	40,971	9,031	31	50,033
INCOME BEFORE INCOME TAXES	72,706	72,425	(31)	145,100
Income tax expense	(1,711)	(6,689)	—	(8,400)
INCOME BEFORE EQUITY IN SUBSIDIARIES	70,995	65,736	(31)	136,700
Income from equity in subsidiaries	65,705	—	(65,705)	—
NET INCOME	$136,700	$65,736	$(65,736)	$136,700

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the nine months ended September 30, 2016

(in thousands)

	Parent	Combined Subsidiary Guarantors	Consolidating Adjustments and Other	Total Consolidated Amounts
REVENUES	$876,697	$1,162,834	$(653,880)	$1,385,651
EXPENSES:
Operating	676,997	933,596	(653,880)	956,713
General and administrative	27,352	54,191	—	81,543
Depreciation and amortization	63,267	64,061	—	127,328
Restructuring charges	197	3,813	—	4,010
	767,813	1,055,661	(653,880)	1,169,594
OPERATING INCOME	108,884	107,173	—	216,057
OTHER (INCOME) EXPENSE:
Interest expense, net	38,845	12,432	—	51,277
Other (income) expense	516	(401)	(12)	103
	39,361	12,031	(12)	51,380
INCOME BEFORE INCOME TAXES	69,523	95,142	12	164,677
Income tax expense	(1,393)	(4,054)	—	(5,447)
INCOME BEFORE EQUITY IN SUBSIDIARIES	68,130	91,088	12	159,230
Income from equity in subsidiaries	91,100	—	(91,100)	—
NET INCOME	$159,230	$91,088	$(91,088)	$159,230

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the nine months ended September 30, 2017

(in thousands)

	Parent	Combined Subsidiary Guarantors	Consolidating Adjustments And Other	Total Consolidated Amounts
Net cash provided by operating activities	$239,662	$24,473	$—	$264,135
Net cash used in investing activities	(50,216)	(31,544)	—	(81,760)
Net cash provided by (used in) financing activities	(180,702)	3,351	—	(177,351)
Net increase (decrease) in cash and cash equivalents	8,744	(3,720)	—	5,024
CASH AND CASH EQUIVALENTS, beginning of period	11,378	26,333	—	37,711
CASH AND CASH EQUIVALENTS, end of period	$20,122	$22,613	$—	42,735

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the nine months ended September 30, 2016

(in thousands)

	Parent	Combined Subsidiary Guarantors	Consolidating Adjustments And Other	Total Consolidated Amounts
Net cash provided by operating activities	$271,286	$29,901	$—	$301,187
Net cash used in investing activities	(35,510)	(60,453)	—	(95,963)
Net cash provided by (used in) financing activities	(228,738)	954	—	(227,784)
Net increase (decrease) in cash and cash equivalents	7,038	(29,598)	—	(22,560)
CASH AND CASH EQUIVALENTS, beginning of period	15,666	49,625	—	65,291
CASH AND CASH EQUIVALENTS, end of period	$22,704	$20,027	$—	$42,731

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report.  In this report, we use the terms, the “Company,” “CoreCivic,” “we,” “us,” and “our” to refer to CoreCivic, Inc. and its subsidiaries unless context indicates otherwise.

This quarterly report on Form 10-Q contains statements as to our beliefs and expectations of the outcome of future events that are forward-looking statements as defined within the meaning of the Private Securities Litigation Reform Act of 1995, as amended.  All statements other than statements of current or historical fact contained herein, including statements regarding our future financial position, business strategy, budgets, projected costs and plans, and objectives of management for future operations, are forward-looking statements.  The words "anticipate," "believe," "continue," "estimate," "expect," "intend," "could," "may," "plan," "projects," "will," and similar expressions, as they relate to us, are intended to identify forward-looking statements.  These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from the statements made.  These include, but are not limited to, the risks and uncertainties associated with:

•	general economic and market conditions, including, but not limited to, the impact governmental budgets can have on our contract renewals and renegotiations, per diem rates, and occupancy;
•

fluctuations in our operating results because of, among other things, changes in occupancy levels, competition, increases in costs of operations, fluctuations in interest rates, and risks of operations;

•	changes in the privatization of the corrections and detention industry and the public acceptance of our services;
•

our ability to obtain and maintain correctional, detention, and reentry facility management contracts because of reasons including, but not limited to, sufficient governmental appropriations, contract compliance, effects of inmate disturbances, and the timing of the opening of new facilities and the commencement of new management contracts as well as our ability to utilize current available beds;

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

Any or all of our forward-looking statements in this quarterly report may turn out to be inaccurate. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy, and financial needs.  Our statements can be affected by inaccurate assumptions we might make or by known or unknown risks, uncertainties and assumptions, including the risks, uncertainties, and assumptions described in "Item 1A Risk Factors" disclosed in Part II hereafter, as well as in our Annual Report on Form 10-K as of and for the year ended December 31, 2016 filed with the Securities and Exchange Commission, or the SEC, on February 23, 2017 (the "2016 Form 10-K") and in other reports, documents, and other information we file with the SEC from time to time.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.  We undertake no obligation to publicly revise these forward-looking statements to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements contained in this report and in the 2016 Form 10-K.

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

Structured as a REIT, we are one of the nation's largest owners of partnership correctional, detention, and residential reentry facilities and one of the largest prison operators in the United States.  As of September 30, 2017, we owned and managed 67 correctional, detention, and residential reentry facilities, and managed an additional seven correctional and detention facilities owned by our government partners, with a total design capacity of approximately 77,600 beds in 19 states.  In addition, as of September 30, 2017, we owned 12 properties leased to third-parties totaling 1.1 million square feet in five states.  In addition to providing fundamental residential services, our correctional, detention, and reentry facilities offer a variety of rehabilitation and educational programs, including basic education, faith-based services, life skills and employment training, and substance abuse treatment.  These services are intended to help reduce recidivism and to prepare offenders for their successful reentry into society upon their release.  We also provide or make available to offenders certain health care (including medical, dental, and mental health services), food services, and work and recreational programs.

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

Asset impairments.  The primary risk we face for asset impairment charges, excluding goodwill, is associated with correctional facilities we own.  As of September 30, 2017, we had $2.8 billion in property and equipment, including $216.3 million in long-lived assets, excluding equipment, at eight idled correctional facilities.  The impairment analyses we performed for each of these facilities excluded the net book value of equipment, as a substantial portion of the equipment is easily transferrable to other company-owned facilities without significant cost.  The carrying values of the eight idled facilities as of September 30, 2017 were as follows (in thousands):

Prairie Correctional Facility	$16,315
Huerfano County Correctional Center	17,060
Diamondback Correctional Facility	40,571
Southeast Kentucky Correctional Facility	22,074
Marion Adjustment Center	12,161
Lee Adjustment Center	10,565
Kit Carson Correctional Center	57,505
Eden Detention Center	40,072
$216,323

We also have two idled non-core facilities containing 440 beds with an aggregate net book value of $4.1 million.  We incurred operating expenses at the idled facilities of approximately $3.3 million and $2.5 million for the three months ended September 30, 2017 and 2016, respectively.  We incurred operating expenses of approximately $8.6 million and $6.6 million at the idled facilities for the nine months ended September 30, 2017 and 2016, respectively.

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

Our impairment evaluations also take into consideration our historical experience in securing new management contracts to utilize facilities that had been previously idled for substantial periods of time.  Such previously idled facilities are currently being operated under contracts that continue to generate cash flows resulting in the recoverability of the net book value of the previously idled facilities by material amounts.  Due to a variety of factors, the lead time to negotiate contracts with our federal and state partners to utilize idle bed capacity is generally lengthy.  As a result of our analyses, we determined each of the idled facilities to have recoverable values in excess of the corresponding carrying values.  However, we can provide no assurance that we will be able to secure agreements to utilize our idle facilities, or that we will not incur impairment charges in the future.

By their nature, these estimates contain uncertainties with respect to the extent and timing of the respective cash flows due to potential delays or material changes to historical terms and conditions in contracts with prospective customers that could impact the estimate of cash flows.  Notwithstanding our customers' fluctuating demand for prison beds which led to our decision to idle certain facilities, we believe the long-term trends favor an increase in the utilization of our correctional facilities and management services.  This belief is based on our experience in operating in difficult economic environments and in working with governmental agencies faced with significant budgetary challenges, which is a primary contributing factor to the lack of appropriated funding since 2009 to build new bed capacity by the federal and state governments with which we partner.

As a result of declines in federal populations at our 910-bed Torrance County Detention Facility and 1,129-bed Cibola County Corrections Center, during the third quarter of 2017, we made the decision to consolidate offender populations into our Cibola facility in order to take advantage of efficiencies gained by consolidating populations into one facility.  We idled the Torrance facility in the fourth quarter of 2017 following the transfer of the offender population, and have begun to market the facility to other potential customers.  We performed an impairment analysis of the Torrance facility, which had a net carrying value of $37.0 million as of September 30, 2017, and concluded that this asset has a recoverable value in excess of the carrying value.

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

Self-funded insurance reserves.  As of September 30, 2017, we had $31.3 million in accrued liabilities for employee health, workers' compensation, and automobile insurance claims.  We are significantly self-insured for employee health, workers' compensation, and automobile liability insurance claims.  As such, our insurance expense is largely dependent on claims experience and our ability to control our claims.  We have consistently accrued the estimated liability for employee health insurance claims based on our history of claims experience and the estimated time lag between the incident date and the date we pay the claims.  We have accrued the estimated liability for workers' compensation claims based on an actuarial valuation of the outstanding liabilities, discounted to the net present value of the outstanding liabilities, using a combination of actuarial methods used to project ultimate losses, and our automobile insurance claims based on estimated development factors on claims incurred. The liability for employee health, workers' compensation, and automobile insurance includes estimates for both claims incurred and for claims incurred but not reported.  These estimates could change in the future.  It is possible that future cash flows and results of operations could be materially affected by changes in our assumptions, new developments, or by the effectiveness of our strategies.

Legal reserves.  As of September 30, 2017, we had $5.7 million in accrued liabilities related to certain legal proceedings in which we are involved.  We have accrued our best estimate of the probable costs for the resolution of these claims based on a range of potential outcomes.  In addition, we are subject to current and potential future legal proceedings for which little or no accrual has been reflected because our current assessment of the potential exposure is nominal.  These estimates have been developed in consultation with our General Counsel's office and, as appropriate, outside counsel handling these matters, and are based upon an analysis of potential results, assuming a combination of litigation and settlement strategies.  It is possible that future cash flows and results of operations could be materially affected by changes in our assumptions, new developments, or by the effectiveness of our litigation and settlement strategies.

RESULTS OF OPERATIONS

Our results of operations are impacted by the number of facilities we owned and managed, the number of facilities we managed but did not own, the number of facilities we leased to other operators, and the facilities we owned that were not in operation.  The following table sets forth the changes in the number of facilities operated for the periods presented:

	Effective Date	Owned and Managed	Managed Only	Leased	Total
Facilities as of December 31, 2015		60	11	6	77
Acquisition of seven community corrections facilities in Colorado	April 2016	7	—	—	7
Lease of the North Fork Correctional Facility	May 2016	(1)	—	1	—
Acquisition of the Long Beach Community Corrections Center in California	June 2016	—	—	1	1
Facilities as of December 31, 2016		66	11	8	85
Acquisition of the Arapahoe Community Treatment Center in Colorado	January 2017	1	—	—	1
Expiration of the contract at the D.C. Correctional Treatment Facility in the District of Columbia	January 2017	(1)	—	—	(1)
Acquisition of the Stockton Female Community Corrections Facility in California	February 2017	—	—	1	1
Acquisition of the Oklahoma City Transitional Center in Oklahoma	June 2017	1	—	—	1
Combination of two existing facilities in Arizona into one complex	June 2017	(1)	—	—	(1)
Expiration of the contract at the Bartlett State Jail	June 2017	—	(1)	—	(1)
Termination of the lease at the Bridgeport Pre-Parole Transfer Facility	June 2017	—	—	(1)	(1)
Acquisition of the Oracle Transitional Center in Arizona	August 2017	1	—	—	1
Expiration of the contracts at three managed-only facilities in Texas	August 2017	—	(3)	—	(3)
Acquisition of a portfolio of leased properties	September 2017	—	—	4	4
Facilities as of September 30, 2017		67	7	12	86

Three and Nine Months Ended September 30, 2017 Compared to the Three and Nine Months Ended September 30, 2016

Net income was $41.2 million, or $0.35 per diluted share, for the three months ended September 30, 2017, compared with net income of $55.3 million, or $0.47 per diluted share, for the three months ended September 30, 2016.  During the nine months ended September 30, 2017, we generated net income of $136.7 million, or $1.15 per diluted share, compared with net income of $159.2 million, or $1.35 per diluted share, for the nine months ended September 30, 2016.

Facility Operations

A key performance indicator we use to measure the revenue and expenses associated with the operation of the facilities we own or manage is expressed in terms of a compensated man-day, which represents the revenue we generate and expenses we incur for one offender for one calendar day.  Revenue and expenses per compensated man-day are computed by dividing facility revenue and expenses by the total number of compensated man-days during the period.  A compensated man-day represents a calendar day for which we are paid for the occupancy of an offender. We believe the measurement is useful because we are compensated for operating and managing facilities at an offender per-diem rate based upon actual or minimum guaranteed occupancy levels.  We also measure our ability to contain costs on a per-compensated man-day basis, which is largely dependent upon the number of offenders we accommodate.  Further, per compensated man-day measurements are also used to estimate our potential profitability based on certain occupancy levels relative to design capacity.  Revenue and expenses per compensated man-day for all of the facilities placed into service that we owned or managed, exclusive of those held for lease, were as follows for the three and nine months ended September 30, 2017 and 2016:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Revenue per compensated man-day	$73.41	$75.42	$72.39	$75.33
Operating expenses per compensated man-day:
Fixed expense	38.85	38.81	37.98	39.01
Variable expense	15.14	15.37	14.58	15.39
Total	53.99	54.18	52.56	54.40
Operating income per compensated man-day	$19.42	$21.24	$19.83	$20.93
Operating margin	26.5%	28.2%	27.4%	27.8%
Average compensated occupancy	79.2%	80.2%	79.7%	78.2%
Average available beds	80,344	83,399	81,913	83,996
Average compensated population	63,656	66,881	65,323	65,682

Fixed expenses per compensated man-day for the three and nine months ended September 30, 2017 include depreciation expense of $4.1 million and $12.3 million, respectively, and interest expense of $1.6 million and $4.9 million, respectively, in order to more properly reflect the cash flows associated with the lease at the South Texas Family Residential Center.  Fixed expenses per compensated man-day for the three and nine months ended September 30, 2016 include depreciation expense of $10.7 million and $31.9 million, respectively, and interest expense of $2.5 million and $8.1 million, respectively, associated with the lease at the South Texas Family Residential Center.

Revenue

Total revenue consists of revenue we generate in the operation and management of correctional, detention, and residential reentry facilities, as well as rental revenue generated from facilities we lease to third-party operators, and from our inmate transportation subsidiary. The following table reflects the components of revenue for the three and nine months ended September 30, 2017 and 2016 (in millions):

	For the Three Months Ended September 30,
	2017	2016	$ Change	% Change
Management revenue:
Federal	$208.2	$244.6	$(36.4)	(14.9%)
State	183.5	180.6	2.9	1.6%
Local	22.8	20.9	1.9	9.1%
Other	15.4	17.9	(2.5)	(14.0%)
Total management revenue	429.9	464.0	(34.1)	(7.3%)
Rental and other revenue	12.9	10.9	2.0	18.3%
Total revenue	$442.8	$474.9	$(32.1)	(6.8%)

	For the Nine Months Ended September 30,
	2017	2016	$ Change	% Change
Management revenue:
Federal	$630.5	$722.9	$(92.4)	(12.8%)
State	547.6	526.4	21.2	4.0%
Local	64.5	57.6	6.9	12.0%
Other	48.3	48.8	(0.5)	(1.0%)
Total management revenue	1,290.9	1,355.7	(64.8)	(4.8%)
Rental and other revenue	34.0	29.9	4.1	13.7%
Total revenue	$1,324.9	$1,385.6	$(60.7)	(4.4%)

The $34.1 million, or 7.3%, decrease in total management revenue for the three months ended September 30, 2017 as compared with the same period in 2016 resulted from a decrease in revenue of approximately $11.8 million driven by a decrease of 2.7% in average revenue per compensated man-day.  The decrease in management revenue was also a result of a decrease in revenue of approximately $22.3 million caused by a decrease in the average daily compensated population for the three months ended September 30, 2017 as compared with the same period in 2016.  The $64.8 million, or 4.8%, decrease in total management revenue for the nine months ended September 30, 2017 as compared with the same period in 2016 resulted from a decrease in revenue of approximately $52.4 million driven by a decrease of 3.9% in average revenue per compensated man-day.  The decrease in management revenue was also a result of a decrease in revenue of approximately $12.4 million caused by a decrease in the average daily compensated population for the nine months ended September 30, 2017 as compared with the same period in 2016, as well as the revenue generated by one fewer day of operations due to leap year in 2016.  The decrease in average revenue per compensated man-day during the three- and nine-month periods ended September 30, 2017 was primarily a result of the amended IGSA associated with the South Texas Family Residential Center, which became effective in the fourth quarter of 2016, as further described hereafter.  The decrease in average revenue per compensated man-day was partially offset by the effect of per diem increases at several of our other facilities.

Average daily compensated population decreased 3,225, or 4.8%, to 63,656 during the three months ended September 30, 2017 compared to 66,881 during the three months ended September 30, 2016, while average daily compensated population for the nine months ended September 30, 2017 decreased 359, or 0.5%, from the comparable period in 2016.  There were several notable factors that affected the average daily compensated population when comparing both periods in 2017 to those in 2016. Average compensated population during the three- and nine-month periods ended September 30, 2017 increased due to the activation in the third quarter of 2016 of the new contract to care for up to an additional 1,000 inmates at our newly expanded Red Rock Correctional Center as further described hereafter, and the full activation of the newly constructed Trousdale Turner Correctional Center during 2016.  While we began housing state of Tennessee inmates at the facility in January 2016, occupancy at the facility increased throughout the year. Average compensated population during both periods in 2017 also increased due to two new contracts at our Northeast Ohio Correctional Center.  In December 2016, we announced a new contract award from ICE at the Northeast Ohio facility in order to assist ICE with their current detention needs and, in the third quarter of 2017, we began receiving offender populations at the Northeast Ohio facility under a new contract with the state of Ohio, as further described hereafter.  Average compensated population in both the three- and nine-month periods in 2017 decreased due to the decline in California inmates held in our out-of-state facilities, the expiration of our contract with the District of Columbia, or the District, at the D.C. Correctional Treatment Facility in the first quarter of 2017, the expiration of our contract with the Federal Bureau of Prisons, or BOP, at our Eden Detention Center on April 30, 2017, and the expirations in the second and third quarters of 2017 of our contracts at four facilities that we managed for the state of Texas, all as further described hereafter. The expiration of our contract with the BOP at our Cibola County Corrections Center in October 2016 also resulted in a decrease in average daily compensated population in 2017.  While we signed a new contract in October 2016 to provide detention space and services at our Cibola facility to ICE for up to 1,116 detainees, the transition period from the BOP contract to the ICE contract and lower utilization by ICE resulted in a reduction in average compensated population at our Cibola facility during both periods in 2017 when compared to the same periods in the prior year.

Business from our federal customers, including primarily the BOP, the United States Marshals Service, or USMS, and ICE, continues to be a significant component of our business.  Our federal customers generated approximately 47% and 52% of our total revenue for the three months ended September 30, 2017 and 2016, respectively, decreasing $36.4 million, or 14.9%.  Our federal customers generated approximately 48% and 52% of our total revenue for the nine months ended September 30, 2017 and 2016, respectively, decreasing $92.4 million, or 12.8%.  The decrease in federal revenues in both periods primarily resulted from the amended IGSA associated with the South Texas Family Residential Center, which became effective in the fourth quarter of 2016, the expiration of our contract with the BOP at our Eden Detention Center on April 30, 2017, and the expiration of our contract with the BOP at our Cibola County Corrections Center in October 2016, net of revenue from the new contract with ICE at this facility.  The decrease in federal revenues in the nine-month period was partially offset by the combined effect of per diem increases for several of our federal contracts and a net increase in federal populations at certain other facilities.

State revenues from contracts at correctional, detention, and residential reentry facilities that we operate increased 1.6% from the third quarter of 2016 to the third quarter of 2017 and 4.0% from the first nine months of 2016 to the comparable period in 2017.   The increase in state revenues in both periods was primarily a result of the full activation of the newly constructed Trousdale Turner Correctional Center during 2016 and the activation of the expansion at our Red Rock Correctional Center in the third quarter of 2016.  The increase in state revenues in both periods was partially offset by a decline in California inmates held in our out-of-state facilities and the expiration of our contract with the District at the D.C. Correctional Treatment Facility in the first quarter of 2017.  The $6.9 million, or 12.0%, increase in revenue from local authorities from the first nine months of 2016 to the comparable period in 2017 was primarily a result of the acquisition of Correctional Management, Inc., or CMI, in the second quarter of 2016 and the acquisition of the Arapahoe Community Treatment Center, or ACTC, in the first quarter of 2017, both as further described hereafter.

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

We believe the long-term growth opportunities of our business remain attractive as governments consider their emergent needs, as well as the efficiency, savings, and offender programming opportunities we can provide along with flexible solutions to match our partners' needs.  Further, we expect our partners to continue to face challenges in maintaining old facilities, developing new facilities, and expanding current facilities for additional capacity, which could result in future demand for the solutions we provide.

Operating Expenses

Operating expenses totaled $316.9 million and $326.3 million for the three months ended September 30, 2017 and 2016, respectively, while operating expenses for the nine months ended September 30, 2017 and 2016 totaled $940.1 million and $956.7 million, respectively.  Operating expenses consist of those expenses incurred in the operation and management of correctional, detention, and residential reentry facilities, as well as at facilities we lease to third-party operators, and for our inmate transportation subsidiary, Transcor America, LLC.

Expenses incurred in connection with the operation and management of correctional, detention, and residential reentry facilities decreased $9.7 million, or 3.0%, during the third quarter of 2017 compared with the same period in 2016.  Operating expenses decreased $19.1 million, or 2.0%, during the nine months ended September 30, 2017 compared with the same period in 2016.  There were several notable factors that affected operating expenses when comparing the current year periods with those of the prior year.  The amended IGSA associated with the South Texas Family Residential Center, which lowered the cost structure effective in the fourth quarter of 2016, the expiration of our contract with the District at the D.C. Correctional Treatment Facility in the first quarter of 2017, and the expiration of our contract with the BOP at our Eden Detention Center in the second quarter of 2017 all contributed to a decrease in operating expenses in both the three- and nine-month periods.  The decrease in operating expenses in both periods was partially offset primarily by the activation of the expansion at our Red Rock Correctional Center in the third quarter of 2016 and the additional expenses resulting from the new contracts with ICE and the state of Ohio at our Northeast Ohio Correctional Center. Additional factors affecting operating expenses during the nine-month period included the one fewer day of operations due to leap year in 2016, the additional expenses resulting from the full activation of the newly constructed Trousdale Turner Correctional Center during 2016, and the additional expenses resulting from the acquisitions of CMI in the second quarter of 2016 and ACTC in the first quarter of 2017.

Total expenses per compensated man-day decreased to $53.99 during the three months ended September 30, 2017 from $54.18 during the three months ended September 30, 2016, and decreased to $52.56 during the nine months ended September 30, 2017 from $54.40 during the same period in the prior year.  Fixed expenses per compensated man-day for the three months ended September 30, 2017 and 2016 include depreciation expense of $4.1 million and $10.7 million, respectively, and interest expense of $1.6 million and $2.5 million, respectively, in order to more properly reflect the cash flows associated with the lease at the South Texas Family Residential Center.  Fixed expenses per compensated man-day for the nine months ended September 30, 2017 and 2016 include depreciation expense of $12.3 million and $31.9 million, respectively, and interest expense of $4.9 million and $8.1 million, respectively, associated with the lease at the South Texas Family Residential Center. Fixed expenses and variable expenses per compensated man-day decreased in both periods from 2016 to 2017 primarily as a result of the amended IGSA which lowered the cost structure associated with the South Texas Family Residential Center effective in the fourth quarter of 2016, as further described hereafter.

As the economy has improved and the nation's unemployment rate has declined, we have experienced wage pressures in certain markets across the country, and have provided wage increases to remain competitive.  These wage pressures contributed to the decline in operating margins during the current year compared to the prior year, as salaries expense per compensated man-day increased 5.2% over the prior year quarter and 3.3% over the prior year nine-month period, excluding the impact of the aforementioned contract modification at the South Texas Family Residential Center.  We continually monitor compensation levels very closely along with overall economic conditions and will set wage levels necessary to help ensure the long-term success of our business.  Salaries and benefits represent the most significant component of our operating expenses, representing 60% for the first nine months of 2017 and 59% of our total operating expenses during 2016.

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

Based on information available at this filing, we believe we will renew all material contracts that have expired or are scheduled to expire within the next twelve months.  We believe our renewal rate on existing contracts remains high as a result of a variety of reasons including, but not limited to, the constrained supply of available beds within the U.S. correctional system, our ownership of the majority of the beds we operate, and the quality of our operations.

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Owned and Managed Facilities:
Revenue per compensated man-day	$78.95	$83.57	$78.87	$83.58
Operating expenses per compensated man-day:
Fixed expense	40.63	41.79	40.14	42.14
Variable expense	15.59	16.31	15.16	16.44
Total	56.22	58.10	55.30	58.58
Operating income per compensated man-day	$22.73	$25.47	$23.57	$25.00
Operating margin	28.8%	30.5%	29.9%	29.9%
Average compensated occupancy	76.5%	77.0%	77.0%	74.9%
Average available beds	68,825	69,501	68,844	70,098
Average compensated population	52,622	53,534	53,027	52,496

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Managed Only Facilities:
Revenue per compensated man-day	$46.96	$42.71	$44.42	$42.52
Operating expenses per compensated man-day:
Fixed expense	30.36	26.87	28.65	26.57
Variable expense	12.99	11.60	12.08	11.22
Total	43.35	38.47	40.73	37.79
Operating income per compensated man-day	$3.61	$4.24	$3.69	$4.73
Operating margin	7.7%	9.9%	8.3%	11.1%
Average compensated occupancy	95.8%	96.0%	94.1%	94.9%
Average available beds	11,519	13,898	13,069	13,898
Average compensated population	11,034	13,347	12,296	13,186

Owned and Managed Facilities

Facility net operating income, or the operating income or loss from operations before interest, taxes, asset impairments, depreciation and amortization, at our owned and managed facilities decreased by $22.9 million, from $138.6 million during the three months ended September 30, 2016 to $115.7 million during the three months ended September 30, 2017, a decrease of 16.5%.  Facility net operating income at our owned and managed facilities decreased by $41.1 million, from $399.5 million during the nine months ended September 30, 2016 to $358.4 million during the nine months ended September 30, 2017, a decrease of 10.3%.  Facility net operating income at our owned and managed facilities in both periods of 2017 was unfavorably impacted by the amended IGSA associated with the South Texas Family Residential Center, which became effective in the fourth quarter of 2016, as further described hereafter.  The aggregate depreciation and interest expense associated with the lease at the South Texas Family Residential Center for the three months ended September 30, 2017 and 2016 totaling $5.7 million and $13.2 million, respectively, and for the nine months ended September 30, 2017 and 2016 totaling $17.2 million and $40.0 million, respectively, are not included in these facility net operating income amounts, but are included in the per compensated man-day statistics.

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

During the three months ended September 30, 2017 and 2016, we recognized $42.7 million and $71.4 million, respectively, in total revenue associated with the South Texas Family Residential Center.  During the nine months ended September 30, 2017 and 2016, we recognized $127.9 million and $213.1 million, respectively, in total revenue associated with the South Texas Family Residential Center.  The original IGSA with ICE had a favorable impact on the revenue and net operating income of our owned and managed facilities during 2016, with more favorable operating margin percentages than those of our average owned and managed facilities.  Under terms of the amended IGSA entered into in October 2016, the revenues generated at the South Texas Family Residential Center declined and operating margin percentages at the facility became more comparable to those of our average owned and managed facilities, resulting in a material reduction to our facility net operating income in 2017.

Numerous lawsuits, to which we are not a party, have challenged the government's policy of detaining migrant families.  Any court decision or government action that impacts our existing contract for the South Texas Family Residential Center could materially affect our cash flows, financial condition, and results of operations.

In December 2015, we announced that we were awarded a new contract from the Arizona Department of Corrections, or ADOC, to care for up to an additional 1,000 medium-security inmates at our Red Rock facility, bringing the contracted bed capacity to 2,000 inmates.  The new management contract contains an initial term of ten years, with two five-year renewal options upon mutual agreement and provides for an occupancy guarantee of 90% of the contracted beds.  The government partner included the occupancy guarantee in its request for proposal in order to guarantee its access to the beds.  In connection with the new award, we expanded our Red Rock facility to a design capacity of 2,024 beds and added additional space for inmate reentry programming.  We began receiving inmates under the new contract during the third quarter of 2016.  The new contract generated $4.8 million and $16.3 million of incremental revenue during the three and nine months ended September 30, 2017, respectively, when compared to the same periods in the prior year.

During the first quarter of 2015, the adult inmate population held in state of California institutions first met a Federal court order to reduce inmate populations below 137.5% of its capacity.  Inmate populations in the state continued to decline below the court ordered capacity limit which has resulted in declining inmate populations in the out-of-state program at facilities we own and operate.  As of September 30, 2017, the adult inmate population held in state of California institutions remained in compliance with the Federal court order at approximately 135.9% of capacity, or approximately 116,000 inmates, which did not include the California inmates held in our out-of-state facilities, compared with 114,000 inmates at December 31, 2016.  During the three months ended September 30, 2017 and 2016, we cared for an average daily population of approximately 4,400 and 4,800 California inmates, respectively, in facilities outside the state as a partial solution to the State's overcrowding.  This decline in population, along with the revenue impact in the nine-month period of one fewer day of operations due to leap year in 2016, resulted in a decrease in revenue of $1.8 million and $7.9 million, respectively, from the three and nine months ended September 30, 2016 to the comparable periods in 2017.

Approximately 6.0% of our total revenue for both the nine months ended September 30, 2017 and 2016 was generated from the California Department of Corrections and Rehabilitation, or CDCR, in facilities housing inmates outside the state of California.

In June 2017, the Governor of California signed a budget for fiscal 2017-2018, which contemplates that implementation of initiatives to reduce prison populations will allow the CDCR to remove all inmates from one of our two remaining out-of-state facilities in fiscal 2017-2018.  Additionally, as a result of such prison population reduction initiatives, the CDCR anticipates reducing inmate populations from our other out-of-state facility in calendar year 2018.  Although the budget acknowledges that estimates of population reductions are preliminary and subject to considerable uncertainty, we can provide no assurance that we would be able to replace the cash flows associated with our contract with the CDCR, if CDCR inmates are removed from our Tallahatchie and La Palma facilities.  An elimination of the use of our out-of-state solutions by the state of California would have a significant impact on our financial position, results of operations, and cash flows.

On April 11, 2017, we announced that we contracted with the state of Ohio to care for up to an additional 996 offenders at our 2,016-bed Northeast Ohio Correctional Center.  The initial term of the contract continues through June 2032 with unlimited renewal options, subject to appropriations and mutual agreement.  We began receiving offender populations at the Northeast Ohio facility from the state of Ohio in the third quarter of 2017, with full contract utilization expected by the end of the first quarter of 2018.  On September 30, 2017, we cared for approximately 300 offenders from the state of Ohio, 650 detainees from the USMS, and approximately 200 detainees from ICE at our Northeast Ohio facility.

Our contract with the District at the D.C. Correctional Treatment Facility expired in the first quarter of 2017.  The District assumed operation of the facility in January 2017.  We incurred a facility net operating loss of $0.5 million during the first quarter of 2017.  We incurred facility net operating income at the facility of $0.1 million during the three months ended September 30, 2016 and a facility net operating loss of $0.4 million during the nine months ended September 30, 2016.  Our investment in the direct financing lease with the District also expired in the first quarter of 2017.  Upon expiration of the lease, ownership of the facility automatically reverted to the District.

On April 30, 2017, our contract with the BOP at our Eden Detention Center expired and was not renewed.  During the time the facility was active in 2017, we generated facility net operating income of $1.9 million and we generated $9.1 million for the full year ended December 31, 2016.

As a result of declines in federal populations at our 910-bed Torrance County Detention Facility and 1,129-bed Cibola County Corrections Center, during the third quarter of 2017, we made the decision to consolidate offender populations into our Cibola facility in order to take advantage of efficiencies gained by consolidating populations into one facility.  We idled the Torrance facility in the fourth quarter of 2017 following the transfer of the offender population, and have begun to market the facility to other potential customers.  During the three and nine months ended September 30, 2017, we incurred facility net operating losses of $0.9 million and $1.7 million, respectively, at the Torrance facility and a facility net operating loss of $4.0 million for the full year ended December 31, 2016.

The following acquisitions have positively impacted our current facility operating income and our diversification strategy:

•

On April 8, 2016, we closed on the acquisition of 100% of the stock of CMI along with the real estate used in the operation of CMI's business from two entities affiliated with CMI.  CMI, a privately held community corrections company that operates seven community corrections facilities, including six owned and one leased, with approximately 600 beds in Colorado, specializes in community correctional services, drug and alcohol treatment services, and residential reentry services;

•	On January 1, 2017, we acquired ACTC, a 135-bed residential reentry center in Englewood, Colorado, which we integrated along with the operations of our existing Colorado residential reentry centers;
•

On June 1, 2017, we acquired the real estate operated by Center Point, Inc., or Center Point, a California-based non-profit organization.  We consolidated a portion of Center Point's operations into our preexisting residential reentry portfolio and assumed ownership and operations of the Oklahoma City Transitional Center, a 200-bed residential reentry center in Oklahoma City, Oklahoma; and

•

On August 1, 2017, we acquired New Beginnings Treatment Center, Inc., or NBTC, an Arizona-based community corrections company, along with the real estate used in the operation of NBTC's business from an affiliate of NBTC.  In connection with the NBTC acquisition, we assumed a contract with the BOP to provide reentry services to male and female adults at the 92-bed Oracle Transitional Center located in Tucson, Arizona.

We acquired these ten facilities as strategic investments that further expand the network of reentry assets we own and the services we provide.  Total revenue generated from the acquisition of CMI during the nine months ended September 30, 2016 totaled $6.5 million.  Total revenue generated from the ten facilities during the three and nine months ended September 30, 2017 totaled $5.1 million and $13.0 million, respectively.

Managed-Only Facilities

Total revenue at our managed-only facilities decreased $4.7 million, from $52.4 million during the third quarter of 2016 to $47.7 million during the third quarter of 2017, and decreased $4.5 million, from $153.6 million during the nine months ended September 30, 2016 to $149.1 million during the nine months ended September 30, 2017.  When compared with the same periods in the prior year, revenue per compensated man-day increased to $46.96 from $42.71, or 10.0%, for the three months ended September 30, 2017, and increased to $44.42 from $42.52, or 4.5%, for the nine months ended September 30, 2017.  Operating expenses per compensated man-day increased to $43.35 from $38.47 for the three months ended September 30, 2017, and increased to $40.73 from $37.79 for the nine months ended September 30, 2017, when compared with the same periods in the prior year.  Facility net operating income at our managed-only facilities decreased $1.5 million, from $5.2 million during the three months ended September 30, 2016 to $3.7 million during the three months ended September 30, 2017, and decreased $4.7 million, from $17.1 million during the nine months ended September 30, 2016 to $12.4 million during the nine months ended September 30, 2017.  During the three and nine months ended September 30, 2017, managed-only facilities generated 3.1% and 3.3%, respectively, of our total facility net operating income compared with 3.6% and 4.1% during the three and nine months ended September 30, 2016, respectively.  We expect the managed-only business to remain competitive and we will only pursue opportunities for managed-only business where we are sufficiently compensated for the risk associated with this competitive business. Further, we may terminate existing contracts from time to time when we are unable to achieve per diem increases that offset increasing expenses and enable us to maintain safe, effective operations.

During the third quarter of 2016, the Texas Department of Criminal Justice, or TDCJ, solicited proposals for the rebid of four facilities we managed for the state of Texas.  The managed-only contracts for these four facilities were scheduled to expire in August 2017.  On March 31, 2017, the TDCJ notified us that, in light of the current economic climate as well as the fiscal constraints and budget outlook for the TDCJ for the next biennium, the TDCJ would not be awarding the contract for the Bartlett State Jail, one of the facilities included in the rebid process.  During the first quarter of 2017, we wrote-off $0.3 million of goodwill associated with this managed-only facility.  In collaboration with the TDCJ, the decision was made to close the Bartlett facility on June 24, 2017.  During the third quarter of 2017, the TDCJ notified us that it selected other operators for the management of the three remaining managed-only facilities that were subject to the rebid.  We successfully transferred operations of these facilities to the other operators upon expiration of the contracts.  The four facilities we managed for the state of Texas had a total capacity of 5,129 beds and generated total revenue and a facility net operating loss of $30.4 million and $0.2 million, respectively, for the nine months ended September 30, 2017, and total revenue and net operating income of $49.9 million and $2.3 million, respectively, for the year ended December 31, 2016.  The termination of the contracts with the TDCJ contributed to the increase in revenue and expenses per compensated man-day, as the per diem and operating expense structure associated with these contracts were substantially lower than our managed-only portfolio average.

Other Portfolio Related Activity

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

On June 10, 2016, we acquired a residential reentry center in Long Beach, California from a privately held owner.  The 112-bed facility is leased to a third-party operator under a triple net lease agreement that extends through June 2020 and includes one five-year lease extension option.  In addition, on February 10, 2017, we acquired the Stockton Female Community Corrections Facility, a 100-bed residential reentry center in Stockton, California.  The 100-bed facility is leased to a third-party operator under a triple net lease agreement that extends through April 2021 and includes one five-year lease extension option.  Both third-party operators separately contract with the CDCR to provide rehabilitative and reentry services to residents at the leased facilities.  We acquired the facilities in the real estate–only transactions as strategic investments that further expand our network of residential reentry centers.  During the third quarter of 2017, we acquired a portfolio of four properties, including a 230-bed residential reentry center leased to the state of Georgia, a property in North Carolina and a property in Georgia, each of which is leased to the Social Security Administration, or SSA, and a property in North Carolina leased to the Internal Revenue Service, or IRS.  We currently expect these six properties to generate total annual revenue of approximately $2.0 million.

General and administrative expenses

For the three months ended September 30, 2017 and 2016, general and administrative expenses totaled $28.3 million and $27.7 million, respectively, while general and administrative expenses totaled $79.5 million and $81.5 million, respectively, during the nine months ended September 30, 2017 and 2016.  General and administrative expenses consist primarily of corporate management salaries and benefits, professional fees, including those associated with mergers and acquisitions, or M&A, and other administrative expenses.  An increase in incentive compensation and M&A expenses during the third quarter of 2017 compared to the third quarter of 2016, was largely offset by a reduction in general and administrative expenses resulting from a restructuring of our corporate operations announced during the third quarter of 2016.

Depreciation and amortization

For the three months ended September 30, 2017 and 2016, depreciation and amortization expense totaled $36.5 million and $42.9 million, respectively, while depreciation and amortization expense totaled $109.6 million and $127.3 million, respectively, during the nine months ended September 30, 2017 and 2016.  Our lease agreement with the third-party lessor associated with the 2,400-bed South Texas Family Residential Center resulted in our being deemed the owner of the constructed assets for accounting purposes, in accordance with ASC 840-40-55, formerly Emerging Issues Task Force No. 97-10, "The Effect of Lessee Involvement in Asset Construction".  Accordingly, our balance sheet reflects the costs attributable to the building assets constructed by the third-party lessor, which, beginning in the second quarter of 2015, began depreciating over the remainder of the four-year term of the original lease.  Depreciation expense for the constructed assets at this facility was $4.1 million and $10.7 million during the three months ended September 30, 2017 and 2016, respectively, and $12.3 million and $31.9 million during the nine months ended September 30, 2017 and 2016, respectively.  As previously described herein, we modified our lease agreement with the third-party lessor of the facility in October 2016, which resulted in a reduced monthly lease rate effective in November 2016 and extended the term of the contract.  As a result of the lease modification, depreciation expense for the constructed assets at the South Texas Family Residential Center is expected to decline in 2017 to approximately $16.6 million from $38.7 million in 2016.

Restructuring charges

During the third quarter of 2016, we announced a restructuring of our corporate operations and implementation of a cost reduction plan, resulting in the elimination of approximately 12% of the corporate workforce at our headquarters.  The restructuring realigned the corporate structure to more effectively serve facility operations and support the progression of our business diversification strategy.  We reported a charge in the third quarter of 2016 of $4.0 million associated with this restructuring.  This charge primarily consisted of cash payments for severance and related benefits to terminated employees and a non-cash charge associated with the voluntary forfeiture by our chief executive officer of a restricted stock unit award.

Interest expense, net

Interest expense is reported net of interest income and capitalized interest for the three and nine months ended September 30, 2017 and 2016.  Gross interest expense, net of capitalized interest, was $17.2 million and $17.1 million, respectively, for the three months ended September 30, 2017 and 2016, and was $50.8 million and $52.2 million, respectively, for the nine months ended September 30, 2017 and 2016.   Gross interest expense is based on outstanding borrowings under our $900.0 million revolving credit facility, or revolving credit facility, our outstanding Incremental Term Loan, or Term Loan, and our outstanding senior notes, as well as the amortization of loan costs and unused facility fees.  We also incur interest expense associated with the lease of the South Texas Family Residential Center, in accordance with ASC 840-40-55.  Interest expense associated with the lease of this facility was $1.6 million and $2.5 million during the three months ended September 30, 2017 and 2016, respectively, and $4.9 million and $8.1 million during the nine months ended September 30, 2017 and 2016, respectively.  As previously described herein, we modified our lease agreement with the third-party lessor of the facility in October 2016, which resulted in a reduced monthly lease rate effective in November 2016 and extended the term of the contract.  As a result of the lease modification, interest expense associated with the lease of the South Texas Family Residential Center is expected to decline in 2017 to approximately $6.4 million from $10.0 million in 2016.  The decrease in interest expense in both periods that primarily resulted from the reduction in expense associated with the lease of the South Texas Family Residential Center was partially offset by an increase in the London Interbank Offered Rate, or LIBOR.

We have benefited from relatively low interest rates on our revolving credit facility, which is largely based on LIBOR.  Based on our total leverage ratio, loans under our revolving credit facility during 2016 and the first nine months of 2017 were at the base rate plus a margin of 0.50% or at LIBOR plus a margin of 1.50%, and a commitment fee equal to 0.35% of the unfunded balance.  Interest rates under the Term Loan are the same as the interest rates under our revolving credit facility.

On October 13, 2017, we completed the offering of $250.0 million aggregate principal amount of 4.75% senior notes due October 15, 2027.  We used net proceeds from the offering to pay down a portion of our revolving credit facility which had a variable weighted average interest rate of 2.7% at September 30, 2017.  While our interest expense is expected to increase in the future as a result of this refinancing, we reduced our exposure to variable rate debt, extended our weighted average maturity, and increased the availability of borrowings under our revolving credit facility.

Gross interest income was $0.2 million and $0.2 million for the three months ended September 30, 2017 and 2016, respectively, and $0.7 million and $0.9 million for the nine months ended September 30, 2017 and 2016, respectively.  Gross interest income is earned on notes receivable, investments, and cash and cash equivalents.  There was no interest capitalized during the three and nine months ended September 30, 2017.  Capitalized interest was $0.2 million and $0.4 million during the three and nine months ended September 30, 2016, respectively.  Capitalized interest in 2016 was primarily associated with the expansion project at our Red Rock Correctional Center.

Income tax expense

During the three months ended September 30, 2017 and 2016, our financial statements reflected an income tax expense of $2.7 million and $1.6 million, respectively.  During the nine months ended September 30, 2017 and 2016, our financial statements reflected an income tax expense of $8.4 million and $5.4 million, respectively.  Our effective tax rate was 5.8% and 3.3% during the nine months ended September 30, 2017 and 2016, respectively.  As a REIT, we are entitled to a deduction for dividends paid, resulting in a substantial reduction in the amount of federal income tax expense we recognize.  Substantially all of our income tax expense is incurred based on the earnings generated by our TRSs.  Our overall effective tax rate is estimated based on the current projection of taxable income primarily generated in our TRSs.  Our consolidated effective tax rate could fluctuate in the future based on changes in estimates of taxable income, the relative amounts of taxable income generated by the TRSs and the REIT, the implementation of additional tax planning strategies, changes in federal or state tax rates or laws affecting tax credits available to us, changes in other tax laws, changes in estimates related to uncertain tax positions, or changes in state apportionment factors, as well as changes in the valuation allowance applied to our deferred tax assets that are based primarily on the amount of state net operating losses and tax credits that could expire unused.

LIQUIDITY AND CAPITAL RESOURCES

Our principal capital requirements are for working capital, stockholder distributions, capital expenditures, and debt service payments.  Capital requirements may also include cash expenditures associated with our outstanding commitments and contingencies, as further discussed in the notes to our financial statements and as further described in our 2016 Form 10-K.  Additionally, we may incur capital expenditures to expand the design capacity of certain of our facilities (in order to retain management contracts) and to increase our inmate bed capacity for anticipated demand from current and future customers.  We may acquire additional correctional facilities and residential reentry centers, as well as other real estate assets, with a bias toward those used to provide mission critical governmental services, that we believe have favorable investment returns, diversify our cash flows, and increase value to our stockholders.  We will also consider opportunities for growth, including, but not limited to, potential acquisitions of businesses within our lines of business and those that provide complementary services, provided we believe such opportunities will broaden our market share and/or increase the services we can provide to our customers.

To maintain our qualification as a REIT, we generally are required to distribute annually to our stockholders at least 90% of our REIT taxable income (determined without regard to the dividends paid deduction and excluding net capital gains). Our REIT taxable income will not typically include income earned by our TRSs except to the extent our TRSs pay dividends to the REIT.  Our Board of Directors declared a quarterly dividend of $0.42 for the first, second, and third quarters of 2017 totaling $50.0 million in the first quarter, $50.1 million in the second quarter, and $50.1 million in the third quarter.  The amount, timing and frequency of future distributions will be at the sole discretion of our Board of Directors and will be declared based upon various factors, many of which are beyond our control, including our financial condition and operating cash flows, limitations under our debt covenants, the amount required to maintain qualification and taxation as a REIT and reduce any income and excise taxes that we otherwise would be required to pay, limitations on distributions in our existing and future debt instruments, limitations on our ability to fund distributions using cash generated through our TRSs, alternative growth opportunities that require capital deployment, and other factors that our Board of Directors may deem relevant.

As of September 30, 2017, our liquidity was provided by cash on hand of $42.7 million, and $476.1 million available under our revolving credit facility.  Our liquidity was further increased by the pay-down of our revolving credit facility with net proceeds from the issuance of $250.0 million, 4.75% unsecured notes on October 13, 2017.  During the nine months ended September 30, 2017 and 2016, we generated $264.1 million and $301.2 million, respectively, in cash through operating activities, and as of September 30, 2017, we had net working capital of $26.5 million.  We currently expect to be able to meet our cash expenditure requirements for the next year utilizing these resources. We have no debt maturities until April 2020.

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

Debt and equity

As of September 30, 2017, we had $350.0 million principal amount of unsecured notes outstanding with a fixed stated interest rate of 4.625%, $325.0 million principal amount of unsecured notes outstanding with a fixed stated interest rate of 4.125%, and $250.0 million principal amount of unsecured notes outstanding with a fixed stated interest rate of 5.0%.  In addition, we had $87.5 million outstanding under our Term Loan with a variable interest rate of 2.7%, and $417.0 million outstanding under our revolving credit facility with a variable weighted average interest rate of 2.7%.  As of September 30, 2017, our total weighted average effective interest rate was 4.2%, while our total weighted average maturity was 3.8 years.  We may also seek to issue debt or equity securities from time to time when we determine that market conditions and the opportunity to utilize the proceeds from the issuance of such securities are favorable.

On October 13, 2017, we completed the offering of $250.0 million principal amount of unsecured notes with a fixed stated interest rate of 4.75%, due October 15, 2027.   We used net proceeds from the offering to pay down a portion of our revolving credit facility and to pay related fees and expenses.

On February 26, 2016, we entered into an ATM Equity Offering Sales Agreement, or ATM Agreement, with multiple sales agents.   Pursuant to the ATM Agreement, we may offer and sell to or through the sales agents from time to time, shares of our common stock, par value $0.01 per share, having an aggregate gross sales price of up to $200.0 million.  Sales, if any, of our shares of common stock will be made primarily in "at-the-market" offerings, as defined in Rule 415 under the Securities Act of 1933, as amended.  The shares of common stock will be offered and sold pursuant to our registration statement on Form S-3 filed with the SEC on May 15, 2015, and a related prospectus supplement dated February 26, 2016.  We intend to use the net proceeds from any sale of shares of our common stock to repay borrowings under our revolving credit facility (including the Term Loan under the "accordion" feature of the revolving credit facility) and for general corporate purposes, including to fund future acquisitions and development projects.  There were no shares of our common stock sold under the ATM Agreement during the nine months ended September 30, 2017.

On August 19, 2016, Moody's downgraded our senior unsecured debt rating to "Ba1" from "Baa3".  Also on August 19, 2016, S&P Global Ratings, or S&P, lowered our corporate credit and senior unsecured debt ratings to "BB" from "BB+".  Additionally, S&P lowered our revolving credit facility rating to "BBB-" from "BBB".  Both Moody's and S&P lowered our ratings as a result of the Department of Justice, or DOJ, announcing its plans on August 18, 2016 to reduce the BOP's utilization of privately operated prisons.  On February 21, 2017, the U.S. Attorney General rescinded the memorandum issued on August 18, 2016 by the Deputy Attorney General of the DOJ.  On February 7, 2012, Fitch Ratings assigned a rating of "BBB-" to our revolving credit facility and "BB+" ratings to our unsecured debt and corporate credit.

Facility acquisitions, development, and capital expenditures

We acquired the following properties in 2017 for a combined total cost of $27.5 million in cash, excluding transaction-related expenses and contingent consideration, and funded the transactions utilizing available cash on hand:

•	On January 1, 2017, we acquired ACTC, a 135-bed residential reentry center in Englewood, Colorado that we operate;
•	On February 10, 2017, we acquired the Stockton Female Community Corrections Facility, a 100-bed residential reentry center in Stockton, California, in a real estate-only transaction;
•

On June 1, 2017, we acquired the real estate operated by Center Point, a California-based non-profit organization.  We consolidated a portion of Center Point's operations into our preexisting residential reentry center portfolio and assumed ownership and operations of the Oklahoma City Transitional Center, a 200-bed residential reentry center in Oklahoma City, Oklahoma;

•

On August 1, 2017, we acquired NBTC, an Arizona-based community corrections company, along with the real estate used in the operation of NBTC's business from an affiliate of NBTC.  In connection with the NBTC acquisition, we assumed a contract with the BOP to provide reentry services to male and female adults at the 92-bed Oracle Transitional Center located in Tucson, Arizona; and

•

On September 15, 2017, we acquired a portfolio of four properties, including a 230-bed residential reentry center leased to the state of Georgia, a property in North Carolina and a property in Georgia, each of which is leased to the SSA, and a property in North Carolina leased to the IRS.

We acquired these properties as strategic investments that further expand our network of residential reentry centers and further diversify our cash flows through government-leased properties.

The demand for prison capacity in the short-term has been affected by the budget challenges many of our government partners currently face.  At the same time, these challenges impede our customers' ability to construct new prison beds of their own or update older facilities, which we believe could result in further need for private sector capacity solutions in the long-term.  We expect to continue to pursue investment opportunities in residential reentry centers and are in various stages of due diligence to complete additional acquisitions.  The transactions that have not yet closed are subject to various customary closing conditions, and we can provide no assurance that any such transactions will ultimately be completed.  We are also pursuing investment opportunities in other real estate assets used to provide mission critical governmental services, as well as other businesses that provide complementary services that further diversify our cash flows.  In the long-term, however, we would like to see meaningful utilization of our available capacity and better visibility from our customers before we add any additional prison capacity on a speculative basis.

Operating Activities

Our net cash provided by operating activities for the nine months ended September 30, 2017 was $264.1 million, compared with $301.2 million for the same period in the prior year. Cash provided by operating activities represents the year to date net income plus depreciation and amortization, changes in various components of working capital, and various non-cash charges.  The decrease in cash provided by operating activities was primarily due to the reduction in operating income during the nine months ended September 30, 2017 when compared to the same period in the prior year.

Investing Activities

Our cash flow used in investing activities was $81.8 million for the nine months ended September 30, 2017 and was primarily attributable to capital expenditures during the nine-month period of $51.7 million, including expenditures for facility development and expansions of $16.5 million and $35.2 million for facility maintenance and information technology capital expenditures.  Our cash flow used in investing activities also included $29.2 million attributable to the acquisitions of the two residential reentry centers in the first quarter of 2017, the acquisition of Center Point in the second quarter of 2017, and the acquisitions of NBTC and a portfolio of four leased properties in the third quarter of 2017. Our cash flow used in investing activities was $96.0 million for the nine months ended September 30, 2016 and was primarily attributable to capital expenditures during the nine-month period of $63.7 million, including expenditures for facility development and expansions of $30.9 million primarily related to the expansion project at our Red Rock Correctional Center, and $32.8 million for facility maintenance and information technology capital expenditures.  Our cash flow used in investing activities also included $43.8 million attributable to the acquisitions of CMI and a residential reentry facility in California during the second quarter of 2016.  Partially offsetting these cash outflows, we received proceeds of $8.2 million primarily related to the sale of undeveloped land.

Financing Activities

Cash flow used in financing activities was $177.4 million for the nine months ended September 30, 2017 and was primarily attributable to dividend payments of $150.7 million and $5.8 million for the purchase and retirement of common stock that was issued in connection with equity-based compensation.  In addition, cash flow used in financing activities included $18.0 million of net repayments under our revolving credit facility and $7.5 million of scheduled principal repayments under our Term Loan.  These payments were partially offset by $6.5 million associated with exercising stock options.

Cash flow used in financing activities was $227.8 million for the nine months ended September 30, 2016 and was primarily attributable to dividend payments of $192.0 million and $4.0 million for the purchase and retirement of common stock that was issued in connection with equity-based compensation.  In addition, cash flow used in financing activities included $10.6 million of cash payments associated with the financing components of the lease related to the South Texas Family Residential Center, $3.8 million of scheduled principal repayments under our Term Loan, and $21.0 million of net repayments under our revolving credit facility.

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

We also present Normalized FFO as an additional supplemental measure as we believe it is more reflective of our core operating performance. We may make adjustments to FFO from time to time for certain other income and expenses that we consider non-recurring, infrequent or unusual, even though such items may require cash settlement, because such items do not reflect a necessary component of our ongoing operations.  Even though expenses associated with M&A may be recurring, the magnitude and timing fluctuate based on the timing and scope of M&A activity, and therefore, such expenses, which are not a necessary component of our ongoing operations, may not be comparable from period to period.  Normalized FFO excludes the effects of such items.

FFO and Normalized FFO are supplemental non-GAAP financial measures of real estate companies' operating performances, which do not represent cash generated from operating activities in accordance with GAAP and therefore should not be considered an alternative for net income or as a measure of liquidity. Our method of calculating FFO and Normalized FFO may be different from methods used by other REITs and, accordingly, may not be comparable to such other REITs.

Our reconciliation of net income to FFO and Normalized FFO for the three and nine months ended September 30, 2017 and 2016 is as follows (in thousands):

	For the Three Months Ended September 30,
FUNDS FROM OPERATIONS:	2017	2016
Net income	$41,178	$55,340
Depreciation of real estate assets	23,762	23,684
Impairment of real estate assets	355	—
Funds From Operations	65,295	79,024
Expenses associated with mergers and acquisitions	1,093	110
Gain on settlement of contingent consideration	—	(2,000)
Restructuring charges	—	4,010
Income tax benefit for special items	—	(215)
Normalized Funds From Operations	$66,388	$80,929

	For the Nine Months Ended September 30,
FUNDS FROM OPERATIONS:	2017	2016
Net income	$136,700	$159,230
Depreciation of real estate assets	71,417	70,409
Impairment of real estate assets	355	—
Funds From Operations	208,472	229,639
Expenses associated with mergers and acquisitions	1,524	1,570
Gain on settlement of contingent consideration	—	(2,000)
Restructuring charges	—	4,010
Goodwill and other impairments	259	—
Income tax benefit for special items	—	(215)
Normalized Funds From Operations	$210,255	$233,004

Contractual Obligations

The following schedule summarizes our contractual cash obligations by the indicated period as of September 30, 2017 (in thousands):

	Payments Due By Year Ended December 31,
	2017 (remainder)	2018	2019	2020	2021	Thereafter	Total
Long-term debt	$2,500	$10,000	$15,000	$802,000	$—	$600,000	$1,429,500
Interest on senior notes	21,047	42,094	42,094	35,390	28,688	36,781	206,094
Contractual facility developments and other commitments	2,805	—	—	—	—	—	2,805
South Texas Family Residential Center	12,806	50,808	50,808	50,947	38,976	—	204,345
Operating leases	181	647	658	607	619	313	3,025
Total contractual cash obligations	$39,339	$103,549	$108,560	$888,944	$68,283	$637,094	$1,845,769

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

We had $6.9 million of letters of credit outstanding at September 30, 2017 primarily to support our requirement to repay fees and claims under our self-insured workers' compensation plan in the event we do not repay the fees and claims due in accordance with the terms of the plan.  The letters of credit are renewable annually.  We did not have any draws under any outstanding letters of credit during the nine months ended September 30, 2017 or 2016.

INFLATION

Many of our contracts include provisions for inflationary indexing, which mitigates an adverse impact of inflation on net income.  However, a substantial increase in personnel costs, workers' compensation or food and medical expenses could have an adverse impact on our results of operations in the future to the extent that these expenses increase at a faster pace than the per diem or fixed rates we receive for our management services.  We outsource our food service operations to a third party.  The contract with our outsourced food service vendor contains certain protections against increases in food costs.

SEASONALITY AND QUARTERLY RESULTS

Our business is subject to seasonal fluctuations.  Because we are generally compensated for operating and managing facilities at an inmate per diem rate, our financial results are impacted by the number of calendar days in a fiscal quarter. Our fiscal year follows the calendar year and therefore, our daily profits for the third and fourth quarters include two more days than the first quarter (except in leap years) and one more day than the second quarter.  Further, salaries and benefits represent the most significant component of operating expenses.  Significant portions of the Company's unemployment taxes are recognized during the first quarter, when base wage rates reset for unemployment tax purposes.  Finally, quarterly results are affected by government funding initiatives, the timing of the opening of new facilities, or the commencement of new management contracts and related start-up expenses which may mitigate or exacerbate the impact of other seasonal influences.  Because of these seasonality factors, results for any quarter are not necessarily indicative of the results that may be achieved for the full fiscal year.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Our primary market risk exposure is to changes in U.S. interest rates.  We are exposed to market risk related to our revolving credit facility and Term Loan because the interest rates on our revolving credit facility and Term Loan are subject to fluctuations in the market.  If the interest rate for our outstanding indebtedness under the revolving credit facility and Term Loan was 100 basis points higher or lower during the three and nine months ended September 30, 2017, our interest expense, net of amounts capitalized, would have been increased or decreased by $1.4 million and $4.1 million, respectively.

As of September 30, 2017, we had outstanding $325.0 million of senior notes due 2020 with a fixed interest rate of 4.125%, $350.0 million of senior notes due 2023 with a fixed interest rate of 4.625%, and $250.0 million of senior notes due 2022 with a fixed interest rate of 5.0%.  Because the interest rates with respect to these instruments are fixed, a hypothetical 100 basis point increase or decrease in market interest rates would not have a material impact on our financial statements.

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

Following the release of the August 18, 2016 DOJ memorandum, a purported securities class action lawsuit was filed against us and certain of our current and former officers in the United States District Court for the Middle District of Tennessee, captioned Grae v. Corrections Corporation of America et al., Case No. 3:16-cv-02267.  The lawsuit is brought on behalf of a putative class of shareholders who purchased or acquired our securities between February 27, 2012 and August 17, 2016.  In general, the lawsuit alleges that, during this timeframe, our public statements were false and/or misleading regarding the purported operational, programming, and cost efficiency factors cited in the DOJ memorandum and, as a result, our stock price was artificially inflated.  The lawsuit alleges that the publication of the DOJ memorandum on August 18, 2016 revealed the alleged fraud, causing the per share price of our stock to decline, thereby causing harm to the putative class of shareholders.  We believe the lawsuit is entirely without merit and intend to vigorously defend against it.  We have submitted a motion to dismiss and are awaiting a ruling on such motion.  In addition, we maintain insurance, with certain self-insured retention amounts, to cover the alleged claims which mitigates the risk such litigation would have a material adverse effect on our financial condition, results of operations, or cash flows.

Also, see the information reported in Note 8 to the financial statements included in Part I, which information is incorporated hereunder by this reference.

ITEM 1A.	RISK FACTORS.

We may not be able to successfully identify, consummate or integrate acquisitions.  We have an active acquisition program, the objective of which is to identify suitable acquisition targets that will enhance our growth and diversify our cash flows. The pursuit of acquisitions may pose certain risks to us. We may not be able to identify acquisition candidates that fit our criteria for growth, profitability and diversification strategy. Even if we are able to identify such candidates, we may not be able to acquire them on terms satisfactory to us. We will incur expenses and dedicate attention and resources associated with the review and pursuit of acquisition opportunities, whether or not we consummate such acquisitions.

Additionally, even if we are able to identify and acquire suitable targets on agreeable terms, we may not be able to successfully integrate their operations with ours. Achieving the anticipated benefits of any acquisition will depend in significant part upon whether we integrate such acquired businesses in an efficient and effective manner. We may not be able to achieve the anticipated operating and cost synergies or long-term strategic benefits of our acquisitions within the anticipated timing, or at all. We may also assume liabilities in connection with acquisitions to which we would otherwise not be exposed. An inability to realize the full extent of, or any of, the anticipated synergies or other benefits of an acquisition, as well as any delays that may be encountered in the integration process, which may delay the timing of such synergies or other benefits, could have an adverse effect on our business and results of operations.

Other than the aforementioned risk, there have been no material changes in our Item 1A, "Risk Factors" as previously disclosed in our 2017 Quarterly Reports on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2016.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

None.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

Exhibit Number	Description of Exhibits

31.1*	Certification of the Company's Chief Executive Officer pursuant to Securities and Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Company's Chief Financial Officer pursuant to Securities and Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of the Company's Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the Company's Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CORECIVIC, INC.

Date: November 8, 2017
/s/ Damon T. Hininger
Damon T. Hininger
President and Chief Executive Officer

/s/ David M. Garfinkle
David M. Garfinkle
Executive Vice President, Chief Financial Officer, and Principal Accounting Officer