Form 10-K
period 2017-12-31
CoreCivic, Inc.
filed 2018-02-22
CIK 1070985

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 001-16109

CORECIVIC, INC.

(Exact name of registrant as specified in its charter)

MARYLAND	62-1763875
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10 BURTON HILLS BLVD., NASHVILLE, TENNESSEE 37215

(Address and zip code of principal executive office)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (615) 263-3000

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of each class	Name of each exchange on which registered
Common Stock, par value $.01 per share	New York Stock Exchange

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

The aggregate market value of the shares of the registrant's Common Stock held by non-affiliates was approximately $3,239,937,829 as of June 30, 2017 based on the closing price of such shares on the New York Stock Exchange on that day.  The number of shares of the registrant's Common Stock outstanding on February 15, 2018 was 118,204,246.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant's definitive Proxy Statement for the 2018 Annual Meeting of Stockholders, currently scheduled to be held on May 10, 2018, are incorporated by reference into Part III of this Annual Report on Form 10-K.

CORECIVIC, INC.

FORM 10-K

For the fiscal year ended December 31, 2017

CAUTIONARY STATEMENT REGARDING

FORWARD-LOOKING INFORMATION

This Annual Report on Form 10-K, or Annual Report, contains statements as to our beliefs and expectations of the outcome of future events that are forward-looking statements as defined within the meaning of the Private Securities Litigation Reform Act of 1995, as amended.  All statements other than statements of current or historical fact contained in this Annual Report, including statements regarding our future financial position, business strategy, budgets, projected costs and plans, and objectives of management for future operations, are forward-looking statements.  The words "anticipate," "believe," "continue," "estimate," "expect," "intend," "could," "may," "plan," "projects," "will," and similar expressions, as they relate to us, are intended to identify forward-looking statements.  These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from the statements made in this Annual Report.  These include, but are not limited to, the risks and uncertainties associated with:

•	general economic and market conditions, including, but not limited to, the impact governmental budgets can have on our contract renewals and renegotiations, per diem rates, and occupancy;
•

fluctuations in our operating results because of, among other things, changes in occupancy levels, competition, contract renegotiations or terminations, increases in costs of operations, fluctuations in interest rates, and risks of operations;

•	changes in the privatization of the corrections and detention industry and the public acceptance of our services;
•

our ability to obtain and maintain correctional, detention, and residential reentry facility management contracts because of reasons including, but not limited to, sufficient governmental appropriations, contract compliance, negative publicity, effects of inmate disturbances, and the timing of the opening of new facilities and the commencement of new management contracts as well as our ability to utilize current available beds;

•

increases in costs to develop or expand correctional, detention, and residential reentry facilities that exceed original estimates, or the inability to complete such projects on schedule as a result of various factors, many of which are beyond our control, such as weather, labor conditions, cost inflation, and material shortages, resulting in increased construction costs;

•

changes in government policy, legislation and regulations that affect utilization of the private sector for corrections, detention, and residential reentry services, in general, or our business, in particular, including, but not limited to, California's utilization of out-of-state contracted correctional capacity and the continued utilization of the South Texas Family Residential Center by U.S. Immigration and Customs Enforcement, or ICE, under terms of the current contract, and the impact of any changes to immigration reform and sentencing laws (Our company does not, under longstanding policy, lobby for or against policies or legislation that would determine the basis for, or duration of, an individual's incarceration or detention.);

•	our ability to successfully integrate operations of our acquisitions and realize projected returns resulting therefrom;
•	our ability to meet and maintain qualification for taxation as a real estate investment trust, or REIT; and
•	the availability of debt and equity financing on terms that are favorable to us.

Any or all of our forward-looking statements in this Annual Report may turn out to be inaccurate. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy, and financial needs.  Our statements can be affected by inaccurate assumptions we might make or by known or unknown risks, uncertainties and assumptions, including the risks, uncertainties, and assumptions described in "Risk Factors" included elsewhere in this Annual Report and in other reports, documents, and other information we file with the Securities and Exchange Commission, or the SEC, from time to time.

In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this Annual Report may not occur and actual results could differ materially from those anticipated or implied in the forward-looking statements.  When you consider these forward-looking statements, you should keep in mind the risk factors and other cautionary statements in this Annual Report, including in "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Business" and "Risk Factors."

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

Overview

We are a diversified government solutions company with the scale and experience needed to solve tough government challenges in flexible, cost-effective ways.  Through three business offerings, CoreCivic Safety, CoreCivic Properties, and CoreCivic Community, we provide a broad range of solutions to government partners that serve the public good through corrections and detention management, government real estate solutions, and a growing network of residential reentry centers to help address America's recidivism crisis.  We have been a flexible and dependable partner for government for more than 30 years.  Our employees are driven by a deep sense of service, high standards of professionalism and a responsibility to help government better the public good.

Structured as a REIT, we are one of the nation's largest owners of partnership correctional, detention, and residential reentry facilities and one of the largest prison operators in the United States.  We also believe we are the largest private owner of real estate used by government agencies.  As of December 31, 2017, we owned and managed 70 correctional, detention, and residential reentry facilities, and managed an additional seven correctional and detention facilities owned by our government partners, with a total design capacity of approximately 78,000 beds in 19 states.  In addition, as of December 31, 2017, we owned 12 properties leased to third parties and used by government agencies, totaling 1.1 million square feet in five states.

In addition to providing fundamental residential services, our correctional, detention, and residential reentry facilities offer a variety of rehabilitation and educational programs, including basic education, faith-based services, life skills and employment training, and substance abuse treatment.  These services are intended to help reduce recidivism and to prepare offenders for their successful reentry into society upon their release.  We also provide or make available to offenders certain health care (including medical, dental, and mental health services), food services, and work and recreational programs.

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

We began operating as a REIT effective January 1, 2013.  We provide services and conduct other business activities through taxable REIT subsidiaries, or TRSs.  A TRS is a subsidiary of a REIT that is subject to applicable corporate income tax and certain qualification requirements.  Our use of TRSs enables us to comply with REIT qualification requirements while providing correctional services at facilities we own and at facilities owned by our government partners and to engage in certain other business operations.  A TRS is not subject to the distribution requirements applicable to REITs so it may retain income generated by its operations for reinvestment.

As a REIT, we generally are not subject to federal income taxes on our REIT taxable income and gains that we distribute to our stockholders, including the income derived from our real estate and dividends we earn from our TRSs. However, our TRSs will be required to pay income taxes on their earnings at regular corporate income tax rates.

As a REIT, we generally are required to distribute annually to our stockholders at least 90% of our REIT taxable income (determined without regard to the dividends paid deduction and excluding net capital gains). Our REIT taxable income will not typically include income earned by our TRSs except to the extent our TRSs pay dividends to the REIT.

Our customers primarily consist of federal, state, and local correctional and detention authorities.  Federal correctional and detention authorities primarily consist of the Federal Bureau of Prisons, or the BOP, the United

States Marshals Service, or the USMS, and ICE.  Payments by federal correctional and detention authorities represented 48%, 52%, and 51% of our total revenue for the years ended December 31, 2017, 2016, and 2015, respectively.

Our customer contracts typically have terms of three to five years and contain multiple renewal options.  Most of our facility contracts also contain clauses that allow the government agency to terminate the contract at any time without cause, and our facility contracts and government lease agreements are generally subject to annual or bi-annual legislative appropriations of funds.

We are compensated for providing bed capacity and correctional, detention, and residential reentry services at a per diem rate based upon actual or minimum guaranteed occupancy levels.  Occupancy rates for a particular facility are typically low when first opened or immediately following an expansion.  However, beyond the start-up period, which typically ranges from 90 to 180 days, the occupancy rate tends to stabilize.  The average compensated occupancy of our facilities, based on rated capacity was as follows for the years 2017, 2016, and 2015:

	2017	2016	2015
Owned and managed facilities	77%	76%	80%
Managed-only facilities	94%	95%	94%
Total operating facilities	80%	79%	83%

The average compensated occupancy of our owned and managed facilities, excluding idled facilities, was 89%, 87%, and 89% for 2017, 2016, and 2015, respectively.

We also lease facilities to governmental agencies and third-party operators where our occupancy percentage is based on leased square feet rather than bed capacity.  These facilities generated 6%, 5%, and 5% of our facility net operating income, which we define as a facility's operating income or loss from operations before interest, taxes, asset impairments, depreciation, and amortization, in 2017, 2016, and 2015, respectively, and the occupancy of these facilities was as follows for the years 2017, 2016, and 2015:

	2017	2016	2015
Leased portfolio	100%	100%	100%

We also provide transportation services to governmental agencies through TransCor America, LLC, or TransCor, a subsidiary of our wholly-owned TRS.  During the years ended December 31, 2017, 2016, and 2015, TransCor generated total revenue of $2.3 million, $2.6 million, and $4.1 million, respectively, or approximately 0.1%, 0.1%, and 0.2% of our total consolidated revenue in 2017, 2016, and 2015, respectively.  We believe TransCor provides a complementary service to our core business that enables us to respond quickly to our customers' transportation needs.

Operating Procedures and Offender Services for Correctional, Detention, and Residential Reentry Facilities

Pursuant to the terms of our customer contracts, we are responsible for the overall operations of our facilities, including staff recruitment, general administration of the facilities, facility maintenance, security, and supervision of the offenders.  We are required by our customer contracts to maintain certain levels of insurance coverage for general liability, workers' compensation, vehicle liability, and property loss or damage.  We also are required to indemnify our customers for claims and costs arising out of our operations and, in certain cases, to maintain performance bonds and other collateral requirements.

We believe a focus on inmate reentry provides great benefits for our communities – more people living healthy and productive lives and contributing to strong families and local economies.  We have committed to evolving our model to focus more and more on reentry services, and we are working hard to equip the men and women in our care with the services, support, and resources they need to be successful.

To that end, we provide a wide range of evidence-based reentry programs and activities in our facilities.  At most of the facilities we manage, offenders have the opportunity to enhance their basic education from literacy through earning a high school equivalency diploma endorsed by their respective state. In some cases, we also provide opportunities for postsecondary educational achievements and chances to participate in college correspondence classes.  A number of our facilities that house non-citizens offer adult education curricula recognized by several nations to which these offenders may return, including a curriculum offered in conjunction with the Mexican government.  We also provide the Adult Education in Spanish program for offenders with that specific language need.

For the offenders who are close to taking their high school equivalency exam (either the GED or the HiSET), we have invested in the equipment needed to use the GED/HiSET Academy software program, which is an offline software program providing over 200 hours of individualized lessons up to the 12th grade. The GED/HiSET Academy incorporates teaching best practices and provides an atmosphere to engage and motivate students to learn everything they need to know to pass the GED/HiSET exam. As an example of the impact we are having, during 2017, the number of offenders in our facilities who passed high school equivalency exams totaled 1,684, an increase of 3% from 2016.  In 2017, our Crowley County Correctional Facility and Coffee Correctional Facility led the state systems in Colorado and Georgia, respectively, in GED completions.  According to research from the independent RAND Corporation, "Evaluating the Effectiveness of Correctional Education" published in 2013, inmates who obtain GEDs while in prison are 30% less likely to return to prison.

In addition, we offer a broad spectrum of career/technical education opportunities to help individuals learn marketable job skills. Our trade programs are certified by the National Center for Construction Education and Research, or NCCER.  NCCER establishes the curriculum and certification for over 4,000 construction and trade organizations.  Graduates of these programs enter the job market with certified skills that significantly enhance employability.  During 2017, 4,483 offenders in facilities we manage earned career and technical education certificates.  We are proud of the educational programs we offer and intend to maintain and develop such programs.  For example, near the end of 2016, in coordination with the Georgia Department of Corrections, we developed programs at two facilities in the state to offer courses in welding and diesel truck maintenance, enabling students to earn trade certificates from nearby community colleges.  In 2017, 93 students graduated from these programs.

For those with assessed substance use disorders, we offer cognitive evidence-based treatment programs with proven clinical outcomes, such as the Residential Drug Abuse Program.  We offer both Residential Therapeutic Community models and intensive outpatient programs.  We also offer drug and alcohol use education/DWI programs at some of our locations.  Our goal in providing substance use treatment is to stimulate internal motivation for change and progress through the stages of change so that lasting behavioral alterations can occur.  Our drug and alcohol education programs help participants understand their relationships with drugs and the links between drug use and crime, as well as assisting them in making better choices that can lead to healthier relationships in their lives.  In 2017, 1,839 offenders completed substance use disorder programming.

Additional program offerings include our Victim Impact Programs, available at a number of our facilities, which seek to educate offenders about the negative effects their criminal conduct can have on others.  In 2017, seven facilities received training to offer Victim Impact Programs to offenders in both secure and community sites.  In addition, in 2017, 455 offenders successfully completed Victim Impact Programs.  All of our facilities offer opportunities for worship and/or study for a wide range of faith traditions represented in our populations.  Additionally, in many facilities, we offer faith-based programs, with an emphasis on reentry, character development, and spiritual growth.  During 2017, we transitioned to the Threshold Program, a multi-faith, evidence-based model, for our faith-based reentry component.

Our Reentry and Life Skills programs prepare individuals for life after incarceration by teaching them how to successfully conduct a job search, how to manage their budget and financial matters, parenting skills, and relationship and family skills.   Equally significant, we offer cognitive behavioral programs aimed at changing anti-social attitudes and behaviors in offenders, with a focus on altering the level of criminal thinking.  We recently introduced a comprehensive reentry strategy we call "Go Further", a forward thinking, systems approach to reentry.  "Go Further" embraces all facility reentry programs, adds a proprietary cognitive/behavioral curriculum, and encourages staff and offenders to take a collaborative approach to assist in reentry preparation.  "Go Further" is currently in place in five of our facilities, with plans to add additional facilities in 2018.

Across the country, our dedicated staff, along with the assistance of thousands of volunteers, work to provide guidance, direction, and post-incarceration services to the men and women in our care.  We believe, these critical reentry programs help fight the serious challenge of recidivism facing the United States.

Through our community corrections facilities, we provide an array of services to defendants and offenders who are serving their full sentence, the last portion of their sentence, waiting to be sentenced, or awaiting trial while supervised in a community environment.  We offer housing and programs with a key focus on employment, job readiness, life skills and various substance abuse treatment programs, in order to help offenders successfully reenter their communities and reduce the risk of recidivism.

In addition, in some of our community corrections facilities, we offer housing and program services to parolees who have completed their sentence but lack a viable reentry plan.  Through a focus on employment and skill development, we provide a means for these parolees to successfully reintegrate into their communities.

Lastly, we provide day-reporting and outpatient substance abuse treatment programs at some of our community corrections facilities.  These programs, depending on the needs of the offender, can provide cognitive behavioral-based programs to assist in the offender's successful reentry while holding the individual accountable while living in the community.

Ultimately, the work we do is about giving people the tools to reintegrate with their communities for good.  We are proud of the teachers, counselors, case managers, chaplains, and other inmate support service professionals who provided these extensive services to the men and women entrusted in our care.

The American Correctional Association, or ACA, is an independent organization comprised of corrections professionals that establishes accreditation standards for correctional and detention institutions.  Outside agency standards, such as those established by the ACA, provide us with the industry's most widely accepted operational guidelines.  ACA accredited facilities must be audited and re-accredited at least every three years.  We have sought and received ACA accreditation for 35, or approximately 90%, of the eligible facilities we operated as of December 31, 2017, excluding our residential reentry facilities.  During 2017, nine of the facilities we manage were re-accredited by the ACA with an average score of 99.4%, making our portfolio average 99.5%.

Beyond the standards provided by the ACA, our facilities are operated in accordance with a variety of company and facility-specific policies and procedures, as well as various contractual requirements.  Many of these policies and procedures reflect the high standards generated by a number of sources, including the ACA, the National Commission on Correctional Healthcare, the Occupational Safety and Health Administration, as well as federal, state, and local government codes and regulations and longstanding correctional procedures.

In addition, our facilities are operated in compliance with the Prison Rape Elimination Act, or PREA, standards, which became effective in August 2013.  All confinement facilities covered under the PREA standards must be audited at least every three years to be considered compliant with PREA. Covered facilities include adult prisons and jails, juvenile facilities, lockups (housing detainees overnight), and community confinement facilities, whether operated by the United States Department of Justice, or DOJ, or by a state, local, corporate, or nonprofit authority. We utilize DOJ-certified PREA auditors to help ensure that all facilities operate in compliance with applicable PREA regulations.

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

The QAD management team coordinates overall operational auditing and compliance efforts across all correctional, detention, and residential reentry facilities we manage.  In conjunction with subject matter experts and other stakeholders having risk management responsibilities, the QAD management team develops performance measurement tools used in facility audits. The QAD management team provides governance of the corrective action plan process for any items of nonconformance identified through internal and external facility reviews. Our QAD also contracts with teams of ACA certified correctional auditors to evaluate compliance with ACA standards at accredited facilities.  Similarly, the QAD routinely incorporates a review of facility compliance with key PREA regulations during audits of company facilities.

Business Development

We believe we own approximately 58% of all privately owned prison beds in the United States, manage nearly 39% of all privately managed prison beds in the United States, and are currently the second largest private owner and provider of community corrections services in the nation.  We also believe that we are the largest private owner of real estate used by government agencies.  Under the direction of our partnership development department, we market our facilities and services to government agencies responsible for federal, state, and local correctional, detention, and residential reentry facilities in the United States.  Under the direction of our real estate department, we intend to continue pursuing the acquisition and development of additional correctional, detention, and residential reentry facilities, as well as other government-leased real estate assets with a bias toward those used to provide mission-critical governmental services that we believe have a favorable investment return, diversify our cash flows, and increase value to our stockholders.

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

The decline in federal revenue from 2016 to 2017 was primarily a result of an amendment to the inter-governmental service agreement, or IGSA, associated with our South Texas Family Residential Center, which became effective in the fourth quarter of 2016. See "Management's Discussion and Analysis of Financial Condition and Results of

Operations - Results of Operations" for a further discussion regarding our contract at the South Texas Family Residential Center.  In addition, populations in federal facilities, particularly within the BOP system nationwide, have declined over the past three years.  Inmate populations in the BOP system declined due, in part, to the retroactive application of changes to sentencing guidelines applicable to certain federal drug trafficking offenses.

Despite this decline, we continue to believe utilization of private sector bed capacity and management services provides our federal partners with flexible and cost-effective solutions essential to their missions.  For example, in November 2016, we announced that the BOP exercised a two-year renewal option at our 1,978-bed McRae Correctional Facility.  The amended agreement commenced on December 1, 2016, and provides for caring for up to 1,724 federal inmates with a fixed monthly payment for 1,633 beds, compared to our previous contract which contained a fixed payment for 1,780 beds.  In addition, in July 2017, the BOP exercised a two-year renewal option at our 2,232-bed Adams County Correctional Center.  For the year ended December 31, 2017, we generated 5% of our total revenue through the remaining contracts with the BOP at these two correctional facilities.

Further, we believe our ability to provide flexible solutions and fulfill emergent needs of ICE would be very difficult and costly to replicate in the public sector, demonstrated by the contract with ICE at our 2,400-bed South Texas Family Residential Center, which was amended and extended in October 2016.  The October 2016 amendment extended the term of the contract through September 2021 and can be further extended by bi-lateral modification. In addition, in December 2016, we announced a new award to provide detention capacity to ICE at our 2,016-bed Northeast Ohio Correctional Center, and in April 2017, we announced a new contract award to provide up to 996 beds to the state of Ohio at this same facility.  We previously housed inmates from the BOP at the Northeast Ohio facility under a contract that expired in May 2015.  We believe these contracts provide further examples of the marketability of our real estate assets across multiple government customers.

State revenues from contracts at correctional, detention, and residential reentry facilities that we operate constituted 41%, 38%, and 40% of our total revenue during 2017, 2016, and 2015, respectively, and increased 2.4% from $710.4 million during 2016 to $727.8 million during 2017.  Approximately 6%, 6%, and 10% of our total revenue for 2017, 2016, and 2015, respectively, was generated from the California Department of Corrections and Rehabilitation, or CDCR, in facilities housing inmates outside the state of California.  The CDCR was our only state partner that accounted for 10% or more of our total revenue during these years.

Several of our state partners are projecting improvements in their budgets which has helped us secure recent per diem increases at certain facilities.  Further, several of our existing state partners, as well as prospective state partners, are experiencing growth in inmate populations and overcrowded conditions.  Although we can provide no assurance that we will enter into any new contracts, we believe we are well positioned to provide them with needed bed capacity, as well as the programming and reentry services they are seeking.

We believe the long-term growth opportunities of our business remain attractive as governments consider their emergent needs, as well as the efficiency and offender programming opportunities we provide, as flexible solutions to satisfy our partners' needs.  Further, we expect our partners to continue to face challenges in maintaining old facilities, developing new facilities, and expanding current facilities for additional capacity, which could result in future demand for the solutions we provide.

We believe that we can further develop our business by, among other things:

•

Maintaining and expanding our existing customer relationships and filling existing beds within our facilities, while maintaining an adequate inventory of available beds that we believe provides us with flexibility and a competitive advantage when bidding for new management contracts;

•	Enhancing the terms of our existing contracts and expanding the services we provide under those contracts;
•	Pursuing additional opportunities to lease our facilities to government and other third-party operators in need of correctional, detention, and residential reentry capacity;
•	Pursuing mission-critical real estate solutions for government agencies including, but not limited to, corrections and detention real estate assets;
•	Pursuing other asset acquisitions and business combinations through transactions with non-government third parties;
•	Maintaining and expanding our focus on community corrections and reentry programming that align with the needs of our government partners; and
•	Establishing relationships with new customers that have either previously not outsourced their correctional facility management needs or have utilized other private enterprises.

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

2017 Accomplishments

In 2017, we entered into a number of new contracts, renewed several other significant contracts, and completed numerous other transactions and milestones, including the following:

•	Completed the acquisition of Arapahoe Community Treatment Center, a 135-bed residential reentry center in Colorado.
•

Completed the acquisition of the Stockton Female Community Corrections Facility, a 100-bed residential reentry center in California, which is leased to a third-party operator.  The lessee separately contracts with the CDCR.

•

Announced a new contract with the state of Ohio to care for up to an additional 996 offenders at our 2,016-bed Northeast Ohio Correctional Center.  The initial term of the contract continues through June 2032 with unlimited renewal options, subject to appropriations and mutual agreement.

•

Completed the acquisition of the real estate operated by Center Point, Inc., or Center Point, a California-based non-profit organization.  We consolidated a portion of Center Point's operations into our preexisting residential reentry center portfolio and assumed ownership and operations of a 200-bed residential reentry center in Oklahoma.

•	Executed a new three-year contract with the City of Mesa, Arizona to care for up to 200 offenders at our 4,128-bed Central Arizona Florence Correctional Complex.
•

Completed the acquisition of New Beginnings Treatment Center, Inc., an Arizona-based community corrections company. In connection with the acquisition, we assumed a contract with the BOP to provide reentry services at a 92-bed residential reentry center in Arizona.

•

Completed the acquisition of a portfolio of four properties, including a 230-bed residential reentry center leased to the state of Georgia and three properties in North Carolina and Georgia leased to the General Services Administration, or GSA, an independent agency of the United States government, two of which are occupied by the Social Security Administration, or SSA, and one of which is occupied by the Internal Revenue Service, or IRS.

•

Completed the offering of $250.0 million principal amount of unsecured notes with a fixed stated interest rate of 4.75%, due October 15, 2027.  We used net proceeds from the offering, after underwriter's fees and offering expenses, to pay down a portion of our revolving credit facility, reducing our exposure to variable rate debt, extending our weighted average maturity, and increasing the availability of borrowings under our revolving credit facility that is used to fund growth opportunities that require capital deployment.

•	Executed a new contract with the state of Nevada to care for up to 200 offenders at our 1,896-bed Saguaro Correctional Facility in Arizona.
•

Launched a nationwide initiative to advocate for a range of government policies that will help former inmates successfully reenter society and stay out of prison.  We also committed to a series of accountability measures, including publicly reporting related advocacy activities on an annual basis and making support for recidivism-reducing policies one of our criteria for evaluating political contributions.

•

Completed the acquisition of Time to Change, Inc., a Colorado-based community corrections company.  In connection with the acquisition, we assumed contracts to provide residential reentry services in three facilities located in Colorado containing a total of 422 beds.

•

Announced a new contract with Hamilton County, Tennessee to continue management, operation, and maintenance of the 1,046-bed Silverdale Detention Center.  The initial term of the new contract is four years, renewable for four additional four-year periods.

•

Announced a new contract with the Commonwealth of Kentucky Department of Corrections to house medium and close-security offenders at our previously idled 816-bed Lee Adjustment Center in Kentucky.  The contract commenced on November 19, 2017, and has an initial term expiring June 30, 2019, with two additional one-year extension options.

Facility Portfolio

General

Our correctional, detention, and residential reentry facilities can generally be classified according to the level(s) of security at such facility.  Minimum security facilities have open housing within an appropriately designed and patrolled institutional perimeter.  Medium security facilities have either cells, rooms or dormitories, a secure perimeter, and some form of external patrol.  Maximum security facilities have cells, a secure perimeter, and external patrol.  Multi-security facilities have various areas encompassing minimum, medium or maximum security.

Our facilities can also be classified according to their primary function.  The primary functional categories are:

•

Correctional Facilities.  Correctional facilities house and provide contractually agreed upon programs and services to sentenced adult prisoners, typically prisoners on whom a sentence in excess of one year has been imposed.

•

Detention Facilities.  Detention facilities house and provide contractually agreed upon programs and services to (i) individuals being detained by ICE, (ii) individuals who are awaiting trial who have been charged with violations of federal criminal law (and are therefore in the custody of the USMS) or state criminal law, and (iii) prisoners who have been convicted of crimes and on whom a sentence of one year or less has been imposed.

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

•	Leased Facilities. Leased facilities are properties that are owned and leased to third parties and used by government agencies.

Facilities and Facility Management Contracts

As of December 31, 2017, we owned and managed 70 correctional, detention, and residential reentry facilities, and managed an additional seven correctional and detention facilities owned by our government partners.  In addition, as of December 31, 2017, we owned 12 properties leased to third parties and used by government agencies.  We also owned two corporate office buildings. Owned and managed facilities include facilities placed into service that we own or control via a long-term lease and manage. Managed-only facilities include facilities we manage that are owned by a government authority.  The following table sets forth all of the facilities that, as of December 31, 2017, we (i) owned and managed, (ii) owned, but were leased to a third party, and (iii) managed but are owned by a government authority.  The table includes certain information regarding each facility, including the term of the primary customer contract related to such facility, or, in the case of facilities we owned but leased to a third-party operator, the term of such lease.

Facility Name	Primary Customer	Design Capacity (A)	Security Level	Facility Type (B)	Term	Remaining Renewal Options (C)
Owned and Managed Facilities:

Central Arizona Florence Correctional Complex	USMS	4,128	Multi	Detention	Sep-18	(2) 5 year
Florence, Arizona

Eloy Detention Center	ICE	1,500	Medium	Detention	Indefinite	—
Eloy, Arizona

La Palma Correctional Center	State of California	3,060	Multi	Correctional	Jun-19	Indefinite
Eloy, Arizona

Oracle Transitional Center	BOP	92	—	Community	Feb-18	(1) 1 year
Tucson, Arizona				Corrections

Red Rock Correctional Center (D)	State of Arizona	2,024	Medium	Correctional	Jul-26	(2) 5 year
Eloy, Arizona

Saguaro Correctional Facility	State of Hawaii	1,896	Multi	Correctional	Jun-19	(2) 1 year
Eloy, Arizona

CAI Boston Avenue	State of California	120	—	Community	Jun-18	(3) 1 year
San Diego, California				Corrections

CAI Ocean View	BOP	483	—	Community	May-18	(3) 1 year
San Diego, California				Corrections

Leo Chesney Correctional Center	—	240	—	—	—	—
Live Oak, California

Otay Mesa Detention Center	ICE	1,482	Minimum/	Detention	Jun-20	(1) 3 year
San Diego, California			Medium

Adams Transitional Center	Adams County	102	—	Community	Jun-18	—
Denver, Colorado				Corrections

Arapahoe Community Treatment Center	Arapahoe County	135	—	Community Corrections	Jun-18	—
Englewood, Colorado

Bent County Correctional Facility	State of Colorado	1,420	Medium	Correctional	Jun-18	—
Las Animas, Colorado

Facility Name	Primary Customer	Design Capacity (A)	Security Level	Facility Type (B)	Term	Remaining Renewal Options (C)
Boulder Community Treatment Center	Boulder County	69	—	Community Corrections	Dec-18	—
Boulder, Colorado

Centennial Community Transition Center	Arapahoe County	107	—	Community Corrections	Jun-18	—
Englewood, Colorado

Columbine Facility	Denver County	60	—	Community	Jun-18	—
Denver, Colorado				Corrections

Commerce Transitional Center	Adams County	136	—	Community	Jun-18	—
Commerce City, Colorado				Corrections

Crowley County Correctional Facility	State of Colorado	1,794	Medium	Correctional	Jun-18	—
Olney Springs, Colorado

Dahlia Facility	Denver County	120	—	Community	Jun-18	—
Denver, Colorado				Corrections

Fox Facility and Training Center	Denver County	90	—	Community	Jun-18	—
Denver, Colorado				Corrections

Henderson Transitional Center	Adams County	184	—	Community	Jun-18	—
Henderson, Colorado				Corrections

Huerfano County Correctional Center	—	752	Medium	Correctional	—	—
Walsenburg, Colorado

Kit Carson Correctional Center	—	1,488	Medium	Correctional	—	—
Burlington, Colorado

Longmont Community Treatment Center	Boulder County	69	—	Community Corrections	Dec-18	—
Longmont, Colorado

Ulster Facility	Denver County	90	—	Community	Jun-18	—
Denver, Colorado				Corrections

Coffee Correctional Facility (E)	State of Georgia	2,312	Medium	Correctional	Jun-18	(16) 1 year
Nicholls, Georgia

Jenkins Correctional Center (E)	State of Georgia	1,124	Medium	Correctional	Jun-18	(17) 1 year
Millen, Georgia

McRae Correctional Facility	BOP	1,978	Medium	Correctional	Nov-18	(2) 2 year
McRae, Georgia

Stewart Detention Center	ICE	1,752	Medium	Detention	Indefinite	—
Lumpkin, Georgia

Wheeler Correctional Facility (E)	State of Georgia	2,312	Medium	Correctional	Jun-18	(16) 1 year
Alamo, Georgia

Facility Name	Primary Customer	Design Capacity (A)	Security Level	Facility Type (B)	Term	Remaining Renewal Options (C)

Leavenworth Detention Center	USMS	1,033	Maximum	Detention	Dec-21	(1) 5 year
Leavenworth, Kansas

Lee Adjustment Center	Commonwealth of	816	Multi	Correctional	Jun-19	(2) 1 year
Beattyville, Kentucky	Kentucky

Marion Adjustment Center	—	826	Minimum/	Correctional	—	—
St. Mary, Kentucky			Medium

Southeast Kentucky Correctional Facility (F)	—	656	Minimum/ Medium	Correctional	—	—
Wheelwright, Kentucky

Prairie Correctional Facility	—	1,600	Medium	Correctional	—	—
Appleton, Minnesota

Adams County Correctional Center	BOP	2,232	Medium	Correctional	Jul-19	—
Adams County, Mississippi

Tallahatchie County Correctional Facility (G)	State of California	2,672	Multi	Correctional	Jun-19	Indefinite
Tutwiler, Mississippi

Crossroads Correctional Center (H)	State of Montana	664	Multi	Correctional	Jun-17	(1) 2 year
Shelby, Montana

Nevada Southern Detention Center	USMS	1,072	Medium	Detention	Sep-20	(2) 5 year
Pahrump, Nevada

Elizabeth Detention Center	ICE	300	Minimum	Detention	Aug-18	(3) 1 year
Elizabeth, New Jersey

Cibola County Corrections Center	ICE	1,129	Medium	Detention	Oct-21	Indefinite
Milan, New Mexico

Northwest New Mexico Correctional Center	State of New Mexico	596	Multi	Correctional	Jun-20	—
Grants, New Mexico

Torrance County Detention Facility	—	910	Multi	Detention	—	—
Estancia, New Mexico

Lake Erie Correctional Institution (I)	State of Ohio	1,798	Medium	Correctional	Jun-32	Indefinite
Conneaut, Ohio

Northeast Ohio Correctional Center	State of Ohio	2,016	Medium	Correctional	Jun-32	Indefinite
Youngstown, Ohio

Carver Transitional Center	State of Oklahoma	494	—	Community	Jun-18	(4) 1 year
Oklahoma City, Oklahoma				Corrections

Facility Name	Primary Customer	Design Capacity (A)	Security Level	Facility Type (B)	Term	Remaining Renewal Options (C)
Cimarron Correctional Facility (J)	State of Oklahoma	1,692	Multi	Correctional	Jun-18	(1) 1 year
Cushing, Oklahoma

Davis Correctional Facility (J)	State of Oklahoma	1,670	Multi	Correctional	Jun-18	(1) 1 year
Holdenville, Oklahoma

Diamondback Correctional Facility	—	2,160	Multi	Correctional	—	—
Watonga, Oklahoma

Oklahoma City Transitional Center	State of Oklahoma	200	—	Community Corrections	Jun-18	(4) 1 year
Oklahoma City, Oklahoma

Tulsa Transitional Center	State of Oklahoma	390	—	Community	Jun-18	(4) 1 year
Tulsa, Oklahoma				Corrections

Turley Residential Center	State of Oklahoma	289	—	Community	Jun-18	(4) 1 year
Tulsa, Oklahoma				Corrections

Shelby Training Center	—	200	—	—	—	—
Memphis, Tennessee

Trousdale Turner Correctional Center	State of Tennessee	2,552	Multi	Correctional	Jan-21	—
Hartsville, Tennessee

West Tennessee Detention Facility	USMS	600	Multi	Detention	Sep-19	(5) 2 year
Mason, Tennessee

Whiteville Correctional Facility (K)	State of Tennessee	1,536	Medium	Correctional	Jun-21	—
Whiteville, Tennessee

Austin Residential Reentry Center	BOP	116	—	Community	Feb-18	—
Del Valle, Texas				Corrections

Austin Transitional Center	State of Texas	460	—	Community	Aug-18	(2) 1 year
Del Valle, Texas				Corrections

Corpus Christi Transitional Center	State of Texas	160	—	Community Corrections	Aug-19	—
Corpus Christi, Texas

Dallas Transitional Center	State of Texas	300	—	Community	Aug-18	(2) 1 year
Hutchins, Texas				Corrections

Eden Detention Center	—	1,422	Medium	Correctional	—	—
Eden, Texas

El Paso Multi-Use Facility	State of Texas	360	—	Community	Aug-18	(2) 1 year
El Paso, Texas				Corrections

Facility Name	Primary Customer	Design Capacity (A)	Security Level	Facility Type (B)	Term	Remaining Renewal Options (C)
El Paso Transitional Center El Paso, Texas	State of Texas	224	—	Community Corrections	Aug-18	(2) 1 year

Fort Worth Transitional Center	State of Texas	248	—	Community	Aug-18	(2) 1 year
Fort Worth, Texas				Corrections

Houston Processing Center	ICE	1,000	Medium	Detention	Apr-18	(5) 2 month
Houston, Texas

Laredo Processing Center	ICE	258	Minimum/	Detention	Jun-18	—
Laredo, Texas			Medium

South Texas Family Residential Center	ICE	2,400	—	Residential	Sep-21	—
Dilley, Texas

T. Don Hutto Residential Center	ICE	512	Medium	Detention	Jan-20	Indefinite
Taylor, Texas

Webb County Detention Center	USMS	480	Medium	Detention	Feb-18	—
Laredo, Texas

Cheyenne Transitional Center	State of Wyoming	116	—	Community	Jun-18	Indefinite
Cheyenne, Wyoming				Corrections

Managed Only Facilities:

Citrus County Detention Facility	Citrus County, FL	760	Multi	Detention	Sep-20	Indefinite
Lecanto, Florida

Lake City Correctional Facility	State of Florida	893	Medium	Correctional	Jun-18	Indefinite
Lake City, Florida

Marion County Jail	Marion County, IN	1,030	Multi	Detention	Dec-27	—
Indianapolis, Indiana

Hardeman County Correctional Facility	State of Tennessee	2,016	Medium	Correctional	May-18	—
Whiteville, Tennessee

Metro-Davidson County Detention Facility	Davidson County, TN	1,348	Multi	Detention	Jan-20	—
Nashville, Tennessee

Silverdale Facilities	Hamilton County,	1,046	Multi	Detention	Sep-21	(4) 4 year
Chattanooga, Tennessee	TN

South Central Correctional Center	State of Tennessee	1,676	Medium	Correctional	Jun-18	—
Clifton, Tennessee

Property Name	Primary Customer	Design Capacity (A)	Square Footage	Property Type (B)	Term	Remaining Renewal Options (C)
Leased Properties:

California City Correctional Center	State of California	2,560	522,000	Correctional	Nov-20	Indefinite
California City, California

Long Beach Community Corrections Center	The GEO Group, Inc.	112	16,000	Community Corrections	Jun-20	(1) 5 year
Long Beach, California

Stockton Female Community Corrections Facility	WestCare California, Inc.	100	15,000	Community Corrections	Apr-21	(1) 5 year
Stockton, California

Augusta Transitional Center	Georgia Department	230	29,000	Community	Jun-18	(5) 1 year
Augusta, Georgia	of Corrections			Corrections

Milledgeville	GSA - Social Security	-	9,000	Government-	Jan-20	-
Milledgeville, Georgia	Administration			Leased

Greenville	GSA - Internal	-	13,000	Government-	Mar-24	-
Greenville, North Carolina	Revenue Service			Leased

Rockingham	GSA - Social Security	-	8,000	Government-	Mar-25	-
Rockingham, North Carolina	Administration			Leased

North Fork Correctional Facility	State of Oklahoma	2,400	466,000	Correctional	Jul-21	Indefinite
Sayre, Oklahoma

Broad Street Residential Reentry Center	The GEO Group, Inc.	150	18,000	Community Corrections	Jul-19	(4) 5 year
Philadelphia, Pennsylvania

Chester Residential Reentry Center	The GEO Group, Inc.	135	18,000	Community	Jul-19	(4) 5 year
Chester, Pennsylvania				Corrections

Roth Hall Residential Reentry Center	The GEO Group, Inc.	160	18,000	Community Corrections	Jul-19	(4) 5 year
Philadelphia, Pennsylvania

Walker Hall Residential Reentry Center	The GEO Group, Inc.	160	18,000	Community Corrections	Jul-19	(4) 5 year
Philadelphia, Pennsylvania

(A)

Design capacity measures the number of beds, and accordingly, the number of offenders each facility is designed to accommodate.  Facilities housing detainees on a short-term basis may exceed the original intended design capacity due to the lower level of services required by detainees in custody for a brief period.  From time to time, we may evaluate the design capacity of our facilities based on the customers using the facilities, and the ability to reconfigure space with minimal capital outlays.  We believe design capacity is an appropriate measure for evaluating our operations, because the revenue generated by each facility is based on a per diem or monthly rate per offender cared for at the facility paid by the corresponding contracting governmental entity.

(B)

We manage numerous facilities that have more than a single function (i.e., housing both long-term sentenced adult prisoners and pre-trial detainees).  The primary functional categories into which facility types are identified was determined by the relative size of offender populations in a particular facility on December 31, 2017.  If, for example, a 1,000-bed facility housed 900 adult offenders with sentences in excess of one year and 100 pre-trial detainees, the primary functional category to which it would be assigned would be that of correctional facilities and not detention facilities.  It should be understood that the primary functional category to which multi-user facilities are assigned may change from time to time.

(C)	Remaining renewal options represents the number of renewal options, if applicable, and the term of each option renewal.
(D)

Pursuant to the terms of a contract awarded by the state of Arizona in September 2012, the state of Arizona has an option to purchase the Red Rock facility at any time during the term of the contract, including extension options, based on an amortization schedule starting with the fair market value and decreasing evenly to zero over the 20-year term of the contract.

(E)

These facilities are subject to purchase options held by the Georgia Department of Corrections, or GDOC, which grants the GDOC the right to purchase the facility for the lesser of the facility's depreciated book value, as defined, or fair market value at any time during the term of the contract between the GDOC and us.

(F)

The facility is subject to a deed of conveyance with the city of Wheelwright, Kentucky which includes provisions that would allow assumption of ownership by the city of Wheelwright under the following occurrences: (1) we cease to operate the facility for more than two years, (2) our failure to maintain at least one employee for a period of sixty consecutive days, or (3) a conversion to a maximum security facility based upon classification by the Kentucky Corrections Cabinet.  We have entered into an agreement with the city of Wheelwright that extends the reversion through July 31, 2018, in exchange for $20,000 per month or until we resume operations.

(G)

The facility is subject to a purchase option held by the Tallahatchie County Correctional Authority which grants Tallahatchie County Correctional Authority the right to purchase the facility at any time during the contract at a price generally equal to the cost of the premises less an allowance for amortization originally over a 20 year period.  The amortization period was extended through 2050 in connection with an expansion completed during the fourth quarter of 2007.

(H)

The state of Montana has an option to purchase the facility generally at any time during the term of the contract with us at fair market value less the sum of a pre-determined portion of per-diem payments made to us by the state of Montana.

(I)

The state of Ohio has the irrevocable right to repurchase the facility before we may resell the facility to a third party, or if we become insolvent or are unable to meet our obligations under the management contract with the state of Ohio, at a price generally equal to the fair market value.

(J)

These facilities are subject to purchase options held by the Oklahoma Department of Corrections, or ODOC, which grants the ODOC the right to purchase the facility at its fair market value at any time during the term of the contract with ODOC.

(K)

The state of Tennessee has the option to purchase the facility in the event of our bankruptcy, or upon an operational or financial breach under the management agreement, at a price equal to the book value, as determined under such agreement.

Competitive Strengths

Under our three business offerings, CoreCivic Safety, CoreCivic Community, and CoreCivic Properties, we offer multiple solutions to unique challenges, allowing government organizations to address their various needs while customizing the solution based on their unique circumstances.  Accordingly, we believe that we benefit from the following competitive strengths:

The First and Largest Private Prison Owner.  Under our CoreCivic Safety platform, we are the nation's largest private prison owner and one of the largest prison operators in the United States, which provides us significant credibility with our current and prospective clients.  We believe we own approximately 58% of all privately owned prison beds in the United States and manage nearly 39% of all privately managed prison beds in the United States.  We pioneered modern-day private prisons with a list of notable accomplishments, such as being the first company to design, build, and operate a private prison, the first company to manage a private maximum-security facility under a direct contract with the federal government, the first company to purchase a government-owned correctional facility from a governmental agency in the United States and to manage the facility for the government agency, the first company to lease a private prison to a state government, and with an award from the state of Kansas in January 2018, we will be the first company to develop a privately-owned, build-to-suit correctional facility to be operated by a government agency through a long-term lease agreement.  In addition to providing us with extensive experience and institutional knowledge, our size also helps us deliver value to our customers by providing purchasing power and allowing us to achieve certain economies of scale.

Available Beds within Our Existing Facilities. As of December 31, 2017, we had approximately 9,800 beds at eight prison facilities that are vacant and immediately available to use.  We are actively engaged in marketing this available capacity to existing and prospective customers. Historically, we have been successful in substantially filling our inventory of available beds and the beds that we have constructed.  Filling these available beds could provide substantial growth in revenues, cash flow, and earnings per share.  We expect the Commonwealth of Kentucky to utilize one of our previously idled prison facilities containing 816 beds beginning in the second quarter of 2018 pursuant to a new management contract we executed in November 2017.

Well-Established Community Corrections Platform.  Under our CoreCivic Community and CoreCivic Properties platforms, we have a rapidly growing network of community corrections facilities we own and manage, as well as facilities we own and lease to third-party operators.  Community corrections facilities offer housing and programs, with a key focus on employment, job readiness and life skills in order to help offenders successfully re-enter the community and reduce the risk of recidivism.

We are the second largest community corrections owner and operator in the United States, with 33 residential reentry centers containing a total of 6,261 beds.  We believe this recognition provides us with a platform for further growth.  We acquired eight residential reentry centers during 2017, which added an additional 1,179 beds to our existing residential reentry portfolio. See "2017 Accomplishments" for a summary of certain of our growth transactions completed during the year ended December 31, 2017.  We acquired the residential reentry centers as strategic investments that further expand the network of reentry assets we own and the reentry services we provide.  Acquisitions of residential reentry centers prior to 2017 include the following:

•	Acquisition of Correctional Management, Inc., or CMI, in April 2016 (7 facilities with 605 beds);
•	Acquisition of a residential reentry center in Long Beach, California in June 2016 (112 beds);
•	Acquisition of Avalon Correctional Services, Inc., or Avalon, in October 2015 (11 facilities with 3,157 beds);
•	Acquisition of four community corrections facilities in Pennsylvania in August 2015 (605 beds); and
•	Acquisition of Correctional Alternatives, Inc., or CAI, in July 2013 (2 facilities with 603 beds).

We believe the demand for the housing and programs that community corrections facilities offer will continue to grow as offenders are released from prison and due to an increased awareness of the important role these programs play in an offender's successful transition from prison to society.  We expect to continue to pursue opportunities to acquire additional community corrections facilities in order to provide these services to parolees, defendants, and offenders who are serving their full sentence, the last portion of their sentence, waiting to be sentenced, awaiting trial while supervised in a community environment, or as an alternative to incarceration. We also believe we have the opportunity to maximize utilization of available beds within our community corrections portfolio that would further increase the number of individuals benefiting from the services we provide in such facilities.

Attractive REIT Profile.  Key characteristics of our business make us a highly attractive REIT. As of December 31, 2017, we owned or controlled 82 facilities containing approximately 14.8 million square feet which, for the year ended December 31, 2017, generated 99% of our net operating income, or our operating income before general and administrative expenses, asset impairments, depreciation, and amortization. Land and buildings comprise approximately 90% of our gross fixed assets. These valuable assets are located in areas with high barriers to entry, particularly due to the unique permitting and zoning requirements for these facilities.  Further, the majority of our assets are constructed primarily of concrete and steel, generally requiring lower maintenance capital expenditures than other types of commercial properties.

We believe we are the largest developer of mission-critical, criminal justice center real estate projects over the past 15 years.  We also believe we are the largest private owner of real estate used by government agencies. We provide space and services under contracts with federal, state, and local government agencies that generally have credit ratings of single-A or better.  In addition, a majority of our contracts have terms between one and five years, and we have historically experienced customer retention of approximately 91%, which contributes to our relatively predictable and stable revenue base. This stream of revenue combined with our low maintenance capital expenditure requirement translates into steady, predictable cash flow. We believe the REIT structure also provides us with greater access to capital and flexibility to pursue growth opportunities, and provides a high dividend yield to our shareholders compared with other investments.

Flexible Real Estate Solutions and Attractive Real Estate Portfolio.  Under our CoreCivic Properties platform, we offer our customers an attractive portfolio of facilities that can be leased for various needs as an alternative to providing "turn-key" correctional, detention, and residential reentry bed space and services to our government partners.  In May 2016, we entered into a lease with the ODOC for our previously idled 2,400-bed North Fork Correctional Facility.  The lease agreement commenced on July 1, 2016, and includes a five-year base term with unlimited two-year renewal options.  The lease of the North Fork facility, along with the lease of our California City Correctional Center to the CDCR originating in 2013, exemplify our ability to react quickly to our partners' needs with innovative and flexible solutions that make the best use of taxpayer dollars.  We intend to pursue additional opportunities to lease prison facilities to government and other third-party operators in need of correctional capacity.

On January 24, 2018, we entered into a 20-year lease agreement with the Kansas Department of Corrections for a 2,432-bed correctional facility we will construct in Lansing, Kansas.  The new facility will replace the Lansing Correctional Facility, the State's largest correctional complex for adult male inmates, originally constructed in 1863.  This transaction represents the first development of a privately owned, build-to-suit correctional facility to be operated by a government agency through a long-term lease agreement.  We will be responsible for facility maintenance throughout the 20-year term of the lease, at which time ownership will revert to the State.  Construction of the new facility is expected to commence in the first quarter of 2018 with a timeline for completion of approximately 24 months.  With the extensively aged criminal justice infrastructure in the U.S. today, we believe we can bring our flexible solutions like this to other government agencies.

Further, we intend to pursue additional opportunities like the 2017 acquisition of the residential reentry center in Stockton, California, the 2016 acquisition of the Long Beach facility in California, and the 2015 acquisition of four community corrections facilities in Pennsylvania, all of which are leased to third-party operators.

In September 2017, we completed the acquisition of a portfolio of four properties, which not only included a 230-bed residential reentry center which is leased to the state of Georgia, but also three properties in North Carolina and Georgia leased to the GSA, two of which are occupied by the SSA and one of which is occupied by the IRS. In January 2018, we completed the acquisition of Capital Commerce Center, a 261,000 square foot office building leased primarily to the Florida Department of Business and Professional Regulation, an agency of the state of Florida. We intend to pursue additional opportunities to acquire government-leased assets, with a bias toward those used to provide mission-critical governmental services, that we believe have favorable investment returns, diversify our cash flows, and increase value to our stockholders.

Offer Compelling Value.  We believe our government partners seek a compelling value and service offering when selecting an outsourced correctional services provider.  We believe we offer a cost-effective alternative to our government partners by reducing their correctional services costs, including the avoidance of long-term pension obligations and large capital investments in new prison beds.  We endeavor to improve operating performance and efficiency through the following key operating initiatives:  (1) standardizing supply and service purchasing practices and usage; (2) implementing a standard approach to staffing and business practices; (3) improving offender management, resource consumption, and reporting procedures through the utilization of numerous technological initiatives; (4) reconfiguring facility bed space to optimize capacity utilization; and (5) improving productivity. Through ongoing company-wide initiatives, we continue to focus on efforts to contain costs and improve operating efficiencies.

In 2017, we launched a nationwide initiative to advocate for a range of government policies that will help former offenders successfully reenter society and stay out of prison.  Through our strong commitment to community corrections and reentry programs, we offer our government partners additional long-term value. Our evidence-based reentry programs, including academic education, vocational training, substance abuse treatment, life skills training, and faith-based programming, are customizable based on partner needs and are applied utilizing best practices and/or industry standards.  Our proprietary reentry process and cognitive/behavioral curriculum, "Go Further", promotes a comprehensive approach to addressing the barriers to a successful return to society. Through our efforts in community corrections and reentry programs, we can provide consistency and common standards across facilities.  We can also serve multiple levels of government on an as-needed basis, all toward reaching the goal we share with our government partners of providing offenders with the opportunity to succeed when they are released, making our communities safer, and, ultimately, reducing recidivism.

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

We believe our government partners and other agencies in the criminal justice sector also seek a compelling value and service offering when pursuing solutions to their unique real estate needs.  We believe our track record of constructing quality assets on time and within budget, our design and construction methods, unique financing alternatives, and our expertise and experience enable us to provide a compelling value proposition for the construction of mission-critical government real estate assets.  We also believe our robust preventive maintenance program included in our service offering significantly reduces the risk of real estate neglect.  We also offer utility management services using environmentally-friendly, state-of-the-art technology.  We believe our strengths in these areas were significant contributing factors in the state of Kansas selecting us to construct a replacement facility for the Lansing Correctional Center, which we will lease to the State under a twenty-year lease agreement.

Acquisitions, Development, and Expansion Opportunities.  The demand for prison capacity in the short-term has been affected by the budget challenges many of our government partners currently face.  At the same time, these challenges impede our customers' ability to construct new prison beds of their own or update older facilities, which we believe could result in further need for private sector prison capacity solutions in the long-term. Over the long-term, we would like to see meaningful utilization of our available capacity and better visibility from our customers before we develop new prison capacity on a speculative basis. We will, however, respond to customer demand and may develop or expand correctional and detention facilities when we believe potential long-term returns justify the capital deployment. We expect to continue to pursue investment opportunities in residential reentry centers and are in various stages of due diligence to complete additional acquisitions.  The transactions that have not yet closed will also be subject to various customary closing conditions, and we can provide no assurance that any such transactions will ultimately be completed.  We are also pursuing investment opportunities in other real estate assets with a bias toward those used to provide mission-critical governmental services, as well as other businesses that expand the range of solutions we provide to government partners which will further diversify our cash flows.

Proven Senior Management Team.  Our senior management team has applied their prior experience and diverse industry expertise to improve our operations, related financial results, and capital structure.  Under our senior management team's leadership, we have successfully executed strategies to diversify our business and offer a broader range of solutions to government partners over the past several years resulting in the Company being renamed and rebranded as CoreCivic, created new business opportunities with customers that have not previously utilized the private corrections sector, converted to a REIT, completed several business combination transactions, and successfully completed numerous recapitalization and refinancing transactions.

Financial Flexibility. As of December 31, 2017, we had cash on hand of $52.2 million and $694.1 million available under our revolving credit facility, with a total weighted average effective interest rate of 4.7% on all outstanding debt, while our total weighted average maturity on all outstanding debt was 4.8 years.  For the year ended December 31, 2017, our fixed charge coverage ratio was 5.6x and our debt leverage was 3.6x. During the year ended December 31, 2017, we generated $341.3 million in cash through operating activities, and as of December 31, 2017, we had net working capital of $36.7 million.

Capital Strategy

Our business development strategy includes marketing our available beds to existing and potential government partners that seek corrections, detention, and reentry management services.  We may also offer government partners the opportunity to lease our idle facilities as an alternative to providing "turn-key" bed space and services to our government partners.  Successful efforts would generate significant cash flows without the need to incur substantial capital expenditures.

Our business development strategy also includes mergers and acquisitions, or M&A, activities that will enable us to further expand our network of residential reentry centers, grow our portfolio of government-leased properties, and acquire other businesses that provide complementary services. We will continue to pursue opportunities to help our government partners meet their infrastructure needs, primarily through the development and redevelopment of criminal justice sector assets, but also by acquiring other real estate assets with a bias toward those used to provide mission-critical governmental services, that we believe have favorable investment returns, diversify our cash flows, and increase value to our stockholders.  These business development activities will require capital.  We currently expect to fund these growth opportunities with cash on hand and availability under our revolving credit facility.  As of December 31, 2017, we had cash on hand of $52.2 million and $694.1 million available under our revolving credit facility.  We may also seek to issue debt or equity securities from time to time when we determine that market conditions and the opportunity to utilize the proceeds from the issuance of such securities are favorable.  We currently anticipate that any proceeds obtained through capital markets transactions would be used to repay borrowings under our revolving credit facility.  We will also pursue alternative sources of capital that could include secured indebtedness, subject to limitations set forth in our debt agreements.

In October 2017, we completed the offering of $250.0 million aggregate principal amount of 4.75% senior notes due October 15, 2027.  We used net proceeds from the offering to pay down a portion of our revolving credit facility, thereby increasing the availability of borrowings under the revolving credit facility that is used to fund growth opportunities that require capital deployment.

In January 2018, we obtained a $24.5 million mortgage note with an interest rate of 4.5%, maturing in 2033, to partially finance the $44.7 million acquisition of Capital Commerce Center, a 261,000 square-foot property located in Tallahassee, Florida.  We may obtain additional secured indebtedness in connection with the acquisition of additional government-leased properties like Capital Commerce Center, where we believe the terms offer attractive alternatives to other forms of capital.

On February 26, 2016, we entered into an ATM Equity Offering Sales Agreement, or ATM Agreement, with multiple sales agents.  Pursuant to the ATM Agreement, we may offer and sell to or through the sales agents from time to time, shares of our common stock, par value $0.01 per share, having an aggregate gross sales price of up to $200.0 million.  Sales, if any, of our shares of common stock will be made primarily in "at-the-market" offerings, as defined in Rule 415 under the Securities Act of 1933, as amended.  The shares of common stock would be offered and sold pursuant to our registration statement on Form S-3 filed with the SEC on May 15, 2015, and a related prospectus supplement dated February 26, 2016.  We intend to use the net proceeds from any sale of shares of our common stock to repay borrowings under our revolving credit facility (including the Term Loan under the "accordion" feature of the revolving credit facility) and for general corporate purposes, including to fund future acquisitions and development projects.  We believe the ATM program is a useful tool to match fund proceeds from common stock sales with M&A activities and other capital needs, in order to manage our capital allocation strategy.

There were no shares of our common stock sold under the ATM Agreement during the years ended December 31, 2017 and 2016.

We reorganized our corporate structure to facilitate our qualification as a REIT for federal income tax purposes effective for our taxable year beginning January 1, 2013.  To qualify and be taxed as a REIT, we generally are required to distribute annually to our stockholders at least 90% of our REIT taxable income (determined without regard to the dividends paid deduction and excluding net capital gains), and are subject to regular corporate income taxes to the extent we distribute less than 100% of our REIT taxable income (including capital gains) each year. The amount, timing and frequency of future distributions, however, will be at the sole discretion of our Board of Directors and will be declared based upon various factors, many of which are beyond our control, including our financial condition and operating cash flows, the amount required to maintain qualification and taxation as a REIT and reduce any income and excise taxes that we otherwise would be required to pay, limitations on distributions in our existing and future debt instruments, limitations on our ability to fund distributions using cash generated through our TRSs, alternative growth opportunities that require capital deployment, and other factors that our Board of Directors may deem relevant.  Because as a REIT we are required to distribute a substantial portion of our cash generated from operations to stockholders as a dividend, growth opportunities may require more external capital resources than were required prior to our conversion to a REIT.  During 2017, our Board of Directors declared a quarterly dividend of $0.42 in each quarter, totaling $199.8 million for the year, compared with a total of $241.7 million during 2016 and $254.8 million during 2015.

In addition to the cash on hand and availability under our revolving credit facility, we currently expect our REIT taxable income to be less than our operating cash flow, primarily due to the deductibility of non-cash expenses such as depreciation on our real estate assets.  This liquidity provides us with the flexibility to (i) invest in additional facility acquisitions and developments, which could include acquisitions of facilities from government partners, third parties, or additional business combinations, (ii) pay down debt, (iii) increase dividends to our stockholders, or (iv) repurchase our common stock.

Government Regulation

Business Regulations

The industry in which we operate is subject to extensive federal, state, and local regulations, including educational, health care, and safety regulations, which are administered by many governmental and regulatory authorities. Some of the regulations are unique to the corrections industry. Facility management contracts typically include specific staffing requirements, reporting requirements, supervision, and on-site monitoring by representatives of the contracting governmental agencies.  Corrections officers are customarily required to meet certain training standards and, in some instances, facility personnel are required to be licensed and subject to background investigation.  Certain jurisdictions also require us to award subcontracts on a competitive basis or to subcontract with businesses owned by members of minority groups. Our facilities are also subject to operational and financial audits by the governmental agencies with which we have contracts.  Failure to comply with these regulations and contract requirements can result in material penalties or non-renewal or termination of facility management contracts.

Environmental Matters

Under various federal, state, and local environmental laws, ordinances and regulations, a current or previous owner or operator of real property may be liable for the costs of removal or remediation of hazardous or toxic substances on, under, or in such property.  Such laws often impose liability whether or not the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances.  As an owner of real estate assets and as the result of our operation and management of correctional, detention, and residential reentry facilities, we have been subject to these laws, ordinances, and regulations.  Phase I environmental assessments have been obtained on substantially all of the properties we currently own.  We are not aware of any environmental matters that are expected to materially affect our financial condition or results of operations; however, if such matters are detected in the future, the costs of complying with environmental laws may adversely affect our financial condition and results of operations.

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

Violations of the HIPAA privacy and security regulations could result in significant civil and criminal penalties, and the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH, which was modified by the 2013 final HITECH rule, strengthened the enforcement provisions of HIPAA. HITECH broadens the applicability of the criminal penalty provisions to employees of covered entities and requires DHHS to impose penalties for violations resulting from willful neglect. HITECH also increases the amount of the civil penalties, with penalties of up to $50,000 per violation for a maximum civil penalty of $1,500,000 in a calendar year for violations of the same requirement. Further, HITECH authorizes state attorneys general to bring civil actions for injunctions or damages in response to violations that threaten the privacy of state residents. In addition, under HITECH, DHHS is required to perform periodic HIPAA compliance audits of covered entities and their business associates. These provisions, as modified by the 2013 final HITECH rule, may be subject to interpretation by various courts and other governmental authorities, thus creating potentially complex compliance issues.

In addition, there are numerous legislative and regulatory initiatives at the federal and state levels addressing the privacy and security of patient health information and other identifying information. For example, federal and various state laws and regulations strictly regulate the disclosure of patient identifiable information related to substance abuse treatment.  Further, various state laws and regulations require providers and other entities to notify affected individuals in the event of a data breach involving certain types of individually identifiable health or financial information, and these requirements may be more restrictive than the regulations issued under HIPAA and HITECH. Such laws may not be preempted by the HIPAA privacy standards and security standards. These statutes vary and could impose additional penalties and compliance costs.

Insurance

We maintain general liability insurance for all the facilities we operate, as well as insurance in amounts we deem adequate to cover property and casualty risks, workers' compensation, and directors and officers liability.  In addition, each of our leases with third parties provides that the lessee will maintain insurance on each leased property under the lessee's insurance policies providing for the following coverages:  (i) fire, vandalism, and malicious mischief, extended coverage perils, and all physical loss perils; (ii) comprehensive general public liability (including personal injury and property damage); and (iii) workers' compensation.  Under each of these leases, we have the right to periodically review our lessees' insurance coverage and provide input with respect thereto.

Each of our management contracts and the statutes of certain states require the maintenance of insurance.  We maintain various insurance policies including employee health, workers' compensation, automobile liability, and general liability insurance.  Because we are significantly self-insured for employee health, workers' compensation, automobile liability, and general liability insurance, the amount of our insurance expense is dependent on claims experience, and our ability to control our claims experience.  Our insurance policies contain various deductibles and stop-loss amounts intended to limit our exposure for individually significant occurrences.  However, the nature of our self-insurance policies provides little protection for deterioration in overall claims experience or an increase in medical costs.  We are continually developing strategies to improve the management of our future loss claims but can provide no assurance that these strategies will be successful.  However, unanticipated additional insurance expenses resulting from adverse claims experience or an increasing cost environment for general liability and other types of insurance could adversely impact our results of operations and cash flows.

Employees

As of December 31, 2017, we employed 12,875 full- and part-time employees.  Of such employees, 385 were employed at our corporate offices and 12,490 were employed at our facilities and in our inmate transportation business.  We employ personnel in the following areas:  clerical and administrative, facility administrators/wardens, security, medical, quality assurance, transportation and scheduling, maintenance, teachers, counselors, case managers, chaplains, and other support services.

We have not experienced a strike or work stoppage at any of our facilities.  Approximately 810 employees at three of our facilities are represented by labor unions.  In the opinion of management, overall employee relations are good.

Competition

The correctional, detention, and residential reentry facilities we own, operate, or manage, as well as those facilities we own but are managed by other operators, are subject to competition for offenders and residents from other private operators.  We compete primarily on the basis of bed availability, cost, the quality and range of services offered, our experience in the design, construction, and management of correctional and detention facilities, and our reputation.  We compete with government agencies that are responsible for correctional, detention, and residential reentry facilities and a number of companies, including, but not limited to, The GEO Group, Inc. and Management and Training Corporation.  We also compete in some markets with small local companies that may have a better knowledge of the local conditions and may be better able to gain political and public acceptance. Other potential competitors may in the future enter into businesses competitive with us without a substantial capital investment or prior experience. We may also compete in the future for acquisitions and new development projects with companies that have more financial resources than we have or those willing to accept lower returns than we are willing to accept.  Competition by other companies may adversely affect occupancy at our facilities, which could have a material adverse effect on the operating revenue of our facilities.  In addition, revenue derived from our facilities will be affected by a number of factors, including the demand for beds, general economic conditions, and the age of the general population.

We compete with numerous developers, real estate companies and other owners of commercial properties for acquisitions of government-leased assets. Other real estate investors, including insurance companies, private equity funds, sovereign wealth funds, pension funds, other REITs, and other well-capitalized investors will compete with us to acquire government-leased properties. In addition, U.S. Government tenants are viewed as desirable tenants by other landlords because of their strong credit profile, and properties leased to U.S. Government tenant agencies often attract many potential buyers. This competition could increase prices for properties of the type we may pursue and impede our ability to grow and diversify.

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

We are subject to fluctuations in occupancy levels, and a decrease in occupancy levels could cause a decrease in revenues and profitability.  While a substantial portion of our cost structure is fixed, a substantial portion of our revenue is generated under facility ownership and management contracts that specify per diem payments based upon daily occupancy. We are dependent upon the governmental agencies with which we have contracts to provide offenders for facilities we operate. We cannot control occupancy levels at the facilities we operate. Under a per diem rate structure, a decrease in our occupancy rates could cause a decrease in revenue and profitability. For the years 2017, 2016, and 2015, the average compensated occupancy of our facilities, based on rated capacity, was 80%, 79%, and 83%, respectively, for all of the facilities we operated, exclusive of facilities that are leased to third-party operators where our revenue is generally not based on daily occupancy. Occupancy rates may, however, decrease below these levels in the future. When combined with relatively fixed costs for operating each facility, a decrease in occupancy levels could have a material adverse effect on our profitability.

We are dependent on government appropriations, and our results of operations may be negatively affected by governmental budgetary challenges.  Our cash flow is subject to the receipt of sufficient funding of, and timely payment by, contracting governmental entities. If the appropriate governmental agency does not receive sufficient appropriations to cover its contractual obligations, it may terminate our contract or delay or reduce payment to us. Any delays in payment, or the termination of a contract, could have an adverse effect on our cash flow and financial condition. In addition, federal, state and local governments are constantly under pressure to control additional spending or reduce current levels of spending. In prior years, these pressures have been compounded by economic downturns. Accordingly, we have been requested and may be requested in the future to reduce our existing per diem contract rates or forego prospective increases to those rates. Further, our government partners could reduce offender population levels in facilities we own or manage to contain their correctional costs. In addition, it may become more difficult to renew our existing contracts on favorable terms or otherwise.

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

Resistance to privatization of correctional and detention facilities, and negative publicity regarding inmate disturbances or perceived poor operational performance, could result in our inability to obtain new contracts, the loss of existing contracts, or other unforeseen consequences.  Privatization of correctional and detention facilities has not achieved complete acceptance by either governments or the public. The operation of correctional and detention facilities by private entities has encountered resistance from certain groups, such as labor unions and others, that believe that correctional and detention facilities should only be operated by governmental agencies. In the past, legislation has been proposed in the United States Congress to prohibit the federal government from entering into contracts with private prison operators and to eliminate state and local contracts for privately run prisons. Further, in September 2017, another bill was introduced in the U.S. House of Representatives that could affect private immigrant detention facilities. If enacted as written, the Dignity for Detained Immigrants Act would, from the day of its enactment, prohibit the Department of Homeland Security from entering into or extending any contract with a private company for an immigrant detention facility. It would also be required to terminate any such contract it had within three years of the law's passage. While this would impact only our contracts with ICE and would not impact our contracts with BOP or USMS, such legislation runs contrary to our primary business purpose and, if passed, could have a material adverse impact on our business, financial condition, or results of operations. Moreover, the belief or market perception that such legislation could be passed could have a negative impact on our stock price.

Further, negative publicity regarding an escape, riot or other disturbance or perceived poor operational performance, contract compliance, or other conditions at a privately managed facility may result in adverse publicity to us and the private corrections industry in general. Any of these occurrences or continued trends may make it more difficult for us to renew or maintain existing contracts or to obtain new contracts, which could have a material adverse effect on our business.

We are subject to terminations, non-renewals, or competitive re-bids of our government contracts.  We typically enter into facility contracts with governmental entities for terms of up to five years, with additional renewal periods at the option of the contracting governmental agency.  Notwithstanding any contractual renewal option of a contracting governmental agency, as of December 31, 2017, 43 of our facility contracts with the customers listed under "Business – Facility Portfolio – Facilities and Facility Management Contracts" are currently scheduled to expire on or before December 31, 2018 but have renewal options (25), or are currently scheduled to expire on or before December 31, 2018 and have no renewal options (18).  Although we generally expect these customers to exercise renewal options or negotiate new contracts with us, one or more of these contracts may not be renewed by the corresponding governmental agency. In addition, these and any other contracting agencies may determine not to exercise renewal options with respect to any of our contracts in the future. Our government partners can also re-bid contracts in a competitive procurement process upon termination or non-renewal of our contract.  Competitive re-bids may result from the expiration of the term of a contract, including the initial term and any renewal periods, or the early termination of a contract. Competitive re-bids are often required by applicable federal or state procurement laws periodically in order to further competitive pricing and other terms for the government agency. The aggregate revenue earned during the year ended December 31, 2017 for the 43 contracts with scheduled maturity dates, notwithstanding contractual renewal options, on or before December 31, 2018 was $640.4 million, or 36% of total revenue.

Based on information available as of the date of this filing, we believe we will renew all material contracts that have expired or are scheduled to expire within the next twelve months.  We believe our renewal rate on existing contracts remains high due to a variety of reasons including, but not limited to, the constrained supply of available beds within the U.S. correctional system, our ownership of the majority of the beds we operate, and the cost effectiveness of the services we provide.  However, we cannot assure we will continue to achieve such renewal rates in the future.

Governmental agencies typically may terminate a facility contract at any time without cause or use the possibility of termination to negotiate a lower per diem rate. In the event any of our contracts are terminated or are not renewed on favorable terms or otherwise, we may not be able to obtain additional replacement contracts. The non-renewal, termination, renegotiation or competitive re-bid of any of our contracts with governmental agencies could materially adversely affect our financial condition, results of operations and liquidity, including our ability to secure new facility contracts from others.

Our ability to secure new contracts to develop and manage correctional, detention, and residential reentry facilities depends on many factors outside our control.  Our growth is generally dependent upon our ability to obtain new contracts to develop and manage correctional, detention, and residential reentry facilities. This possible growth depends on a number of factors we cannot control, including crime rates and sentencing patterns in various jurisdictions, governmental budgetary constraints, and governmental and public acceptance of privatization. The demand for our facilities and services could be adversely affected by the relaxation of enforcement efforts, the expansion of alternatives to incarceration and detention, leniency in conviction or parole standards and sentencing practices or through the decriminalization of certain activities that are currently proscribed by criminal laws. For instance, any changes with respect to drugs and controlled substances or illegal immigration could affect the number of persons arrested, convicted, and sentenced, thereby potentially reducing demand for correctional or detention facilities to house them. Immigration reform laws are currently a focus for legislators and politicians at the federal, state, and local level. Legislation has also been proposed in numerous jurisdictions that could lower minimum sentences for some non-violent crimes and make more inmates eligible for early release based on good behavior. Also, the expansion of alternatives to incarceration and detention, such as electronic monitoring, may reduce the number of offenders who would otherwise be incarcerated or detained. Similarly, reductions in crime rates or resources dedicated to prevent and enforce crime could lead to reductions in arrests, convictions and sentences requiring incarceration at correctional facilities. Our company does not, under longstanding policy, lobby for or against policies or legislation that would determine the basis for, or duration of, an individual's incarceration or detention.

Moreover, certain jurisdictions recently have required successful bidders to make a significant capital investment in connection with the financing of a particular project, a trend that will require us to have sufficient capital resources to compete effectively. We may compete for such projects with companies that have more financial resources than we have. Further, we may not be able to obtain the capital resources when needed. A prolonged downturn in the financial capital markets or in our stock price could make it more difficult to obtain capital resources at favorable rates of return or obtain capital resources at all.

We may face community opposition to facility location, which may adversely affect our ability to obtain new contracts.  Our success in obtaining new awards and contracts sometimes depends, in part, upon our ability to locate land that can be leased or acquired, on economically favorable terms, by us or other entities working with us in conjunction with our proposal to construct and/or manage a facility. Some locations may be in or near populous areas and, therefore, may generate legal action or other forms of opposition from residents in areas surrounding a proposed site. When selecting project sites, we attempt to conduct business in communities where local leaders and residents generally support the establishment of a privatized correctional, detention, or residential reentry facility. Future efforts to find suitable host communities may not be successful. We may incur substantial costs in evaluating the feasibility of the development of a correctional or detention facility. As a result, we may report significant charges if we decide to abandon efforts to develop a correctional or detention facility on a particular site. In many cases, the site selection is made by the contracting governmental entity. In such cases, site selection may be made for reasons related to political and/or economic development interests and may lead to the selection of sites that have less favorable environments.

Providing family residential services increases certain unique risks and difficulties compared to operating our other facilities.  In September 2014, we signed an amended agreement to provide safe and humane residential housing, as well as educational opportunities, to women and children under the custody of ICE, who are awaiting their due process before immigration courts. In October 2016, we entered into an amended agreement that extended the term of the 2014 agreement through September 2021. This is an important service to our federal government partner. At the same time, providing this type of residential service subjects us to unique risks such as unanticipated increased costs and litigation that could materially adversely affect our business, financial condition, or results of operations. For example, the contract mandates resident-to-staff ratios that are higher than our typical contract, requires services unique to this contract (e.g. child care and primary education services), and limits the use of security protocols and techniques typically utilized in correctional and detention settings. These operational risks and others associated with privately managing this type of residential facility could result in higher costs associated with staffing and lead to increased litigation.

Numerous lawsuits, to which we are not a party, have challenged the government's policy of detaining migrant families, and government policies with respect to family immigration may impact the demand for the South Texas

Family Residential Center.  Any court decision or government action that impacts our existing contract for the South Texas Family Residential Center could materially affect our cash flows, financial condition, and results of operations.

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

Government agencies may investigate and audit our contracts and operational performance, and if any deficiencies or improprieties are found, we may be required to cure those deficiencies or improprieties, refund revenues we have received, or forego anticipated revenues, and we may be subject to penalties and sanctions, including contract termination and prohibitions on our bidding in response to RFPs.  Certain of the governmental agencies with which we contract have the authority to audit and investigate our contracts with them. As part of that process, government agencies may review our performance of the contract, our pricing practices, our cost structure and our compliance with applicable performance requirements, laws, regulations and standards. The regulatory and contractual environment in which we operate is complex and many aspects of our operations remain subject to manual processes and oversight that make compliance monitoring difficult and resource intensive. A governmental agency audit, review or investigation could result in a request to cure a performance or compliance issue, and if we are unable to or otherwise fail to do so, the failure could lead to the imposition of monetary penalties or revenue deductions, or the termination of the contract in question or other contracts that we have with that governmental agency. Similarly, for contracts that actually or effectively provide for certain reimbursement of expenses, if an agency determines that we have improperly allocated costs to a specific contract, we may not be reimbursed for those costs, and we could be required to refund the amount of any such costs that have been reimbursed. If a government audit asserts improper or illegal activities by us, we may be subject to civil and criminal penalties and administrative sanctions, including termination of contracts, forfeitures of profits, suspension of payments, fines and suspension or disqualification from doing business with certain government entities. In addition to the potential civil and criminal penalties and administrative sanctions, any adverse determination with respect to contractual or regulatory violations could negatively impact our ability to bid in response to RFPs in one or more jurisdictions.

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

On June 13, 2017, the US Court of Appeals for the District of Columbia Circuit, or the Court, struck down large portions of a late 2016 Order, or the Order, from the Federal Communications Commission, or FCC, which regulates telecommunications. The Order had set numerous rate caps on interstate and intrastate calling services, or ICS, and applied directly to ICS providers that offer their services pursuant to contracts with correctional facilities, including those that we manage. The Court found that the FCC lacked authority to regulate intrastate ICS rates.  The Court also found that the FCC had neglected critical factors in calculating interstate rate caps, remanding the interstate rate proceeding back to the FCC for reconsideration.  As a result of the Court's decision, an earlier FCC order setting interstate rate caps remains in effect.

Because it is unclear what, if any, further rate capping action the FCC may take with respect to interstate ICS rates, the financial impact cannot be anticipated at this time.  The impact to our revenue is limited because a significant amount of commissions paid by our ICS providers is passed along to our customers or is reserved and used for the benefit of offenders in our care.

In previous notices, the FCC sought comment on various topics, including the development of international ICS rate caps; the potential regulation of rates associated with technology based ICS alternatives, such as videoconferencing; and whether additional reforms are necessary for effective regulation of revenue sharing agreements.  All of these reforms, if pursued, could impact revenue to correctional facility operators, both public and private, but the most recent decision by the Court appears to limit FCC jurisdiction in some of these areas.  For this reason, it remains unclear whether the FCC will undertake further regulatory activity in these fields.

We depend on a limited number of governmental customers for a significant portion of our revenues.  We currently derive, and expect to continue to derive, a significant portion of our revenues from a limited number of governmental agencies. The loss of, or a significant decrease in, business from the BOP, ICE, USMS, or various state agencies could seriously harm our financial condition and results of operations. The three primary federal governmental agencies with correctional and detention responsibilities, the BOP, ICE, and USMS, accounted for 48% of our total revenues for the year ended December 31, 2017 ($839.1 million). ICE accounted for 25% of our total revenues for the year ended December 31, 2017 ($444.1 million), USMS accounted for 16% of our total revenues for the year ended December 31, 2017 ($277.4 million), and BOP accounted for 7% of our total revenues for the year ended December 31, 2017 ($117.6 million). Although the revenue generated from each of these agencies is derived from numerous management contracts, the loss or substantial reduction in value of one or more of such contracts could have a material adverse impact on our financial condition, results of operations, and cash flows. We expect to continue to depend upon these federal agencies and a relatively small group of other governmental customers for a significant percentage of our revenues.

In a memorandum to the BOP dated August 18, 2016, the DOJ directed that, as each contract with privately operated prisons reaches the end of its term, the BOP should either decline to renew that contract or substantially reduce its scope in a manner consistent with law and the overall decline of the BOP's inmate population.  On February 21, 2017, the newly appointed U.S. Attorney General issued a memorandum rescinding the DOJ's prior directive stating the August 18, 2016 memorandum changed long-standing policy and practice and impaired the BOP's ability to meet the future needs of the federal correctional system.

Revenue from our South Texas Family Residential Center was $170.6 million in 2017 and $267.3 million in 2016, reflecting the aforementioned amendment executed in October 2016 as discussed under Item 1, "Business - Business Development".  The loss or further reduction in value of this contract would have a material adverse impact on our financial condition, results of operations, and cash flows.  See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations" for a further discussion regarding our contract at the

South Texas Family Residential Center and the reduction in revenue in 2017 that resulted from the amendment to this contract.

Approximately 6% of our total revenues for the year ended December 31, 2017 ($104.1 million) was generated from the CDCR in facilities housing inmates outside the state of California, a decrease from $113.4 million, or 6%, of our total revenues in 2016, and $170.5 million, or 10% of our total revenues in 2015.  Our management agreement with the CDCR, as well as the status of legal and legislative action contributing to the reduction in the state of California inmate populations, are more fully described hereafter in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations".

During the first quarter of 2015, the adult inmate population held in state of California institutions under custody of the CDCR first met a Federal court order to reduce inmate populations below 137.5% of the State's capacity.  Inmate populations in the state continued to decline below the court ordered capacity limit which has resulted in declining inmate populations in the out-of-state program at facilities we own and operate.  As of December 31, 2017, the adult inmate population held in state of California institutions remained in compliance with the Federal court order at approximately 134.6% of capacity, or approximately 114,500 inmates, which did not include the California inmates held in our out-of-state facilities, compared with 114,000 inmates at December 31, 2016.

On January 10, 2018, the Governor of California issued a proposed budget for fiscal 2018-2019.  The proposed budget contemplates that the continued implementation of initiatives to reduce prison populations will allow the CDCR to eliminate the use of out-of-state contract beds.  Current estimates include the removal of all inmates from one of our two out-of-state facilities by the end of fiscal 2017-2018.  As the impact of the initiatives grows, the CDCR anticipates the removal of inmates from our other out-of-state facility by fall 2019.  Although the proposed budget acknowledges that estimates of population reductions are subject to considerable uncertainty, the complete removal by the CDCR of all inmates from our out-of-state facilities could have a material adverse effect on our financial position, results of operations, and cash flows.

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

As a result of our acquisitions, we have recorded and will continue to record a significant amount of goodwill and other intangible assets. In the future, our goodwill or other intangible assets may become impaired, which could result in material non-cash charges to our results of operations.

We have a substantial amount of goodwill and other intangible assets resulting from business acquisitions. As of December 31, 2017, we had $40.9 million of goodwill and other intangible assets. At least annually, or whenever events or changes in circumstances indicate a potential impairment in the carrying value as defined by U.S. generally accepted accounting principles, we will evaluate this goodwill for impairment by first assessing qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of the reporting unit is less than the carrying amount. Estimated fair values could change if there are changes in our capital structure, cost of debt, interest rates, capital expenditure levels, operating cash flows, or market capitalization. Impairments of goodwill or other intangible assets could require material non-cash charges to our results of operations.

We are dependent upon our senior management and our ability to attract and retain sufficient qualified personnel.

The success of our business depends in large part on the ability and experience of our senior management.  The unexpected loss of any of these persons could materially adversely affect our business and operations.

In addition, the services we provide are labor-intensive. The success of our business, and our ability to satisfy the staffing and operational performance requirements of our contracts, require that we attract, hire, develop and retain sufficient qualified personnel.  When we are awarded a facility management contract or open a new facility, we must hire operating management, correctional officers, and other personnel. Our inability to hire sufficient qualified personnel on a timely basis, or experiencing excessive turnover or the loss of significant personnel at existing facilities, could adversely affect our business and operations. Many of our contracts include specific staffing requirements, and our failure to satisfy such requirements may result in the imposition of financial penalties.

Legal proceedings related to, and adverse developments in our relationship with, our employees could adversely affect our business, financial condition or results of operations.

We and our subsidiaries are party to a variety of claims and legal proceedings in the ordinary course of business, including but not limited to claims and legal proceedings related to employment matters.  Because the resolution of claims and legal proceedings is inherently uncertain, there can be no assurance we will be successful in defending against such claims or legal proceedings, or that management's assessment of the materiality of these matters, including the reserves taken in connection therewith, will be consistent with the ultimate outcome of such claims or legal proceedings.  In the event management's assessment of materiality of current claims and legal proceedings proves inaccurate or litigation that is material arises in the future, the resolution of such matters may have a material adverse effect on our business, financial condition or results of operations.

As of December 31, 2017, we employed 12,875 full- and part-time employees.  Approximately 810 of our employees at three of our facilities, or approximately 6% of our workforce, are represented by labor unions.  We have not experienced a strike or work stoppage at any of our facilities and, in the opinion of management, overall employee relations are good. New executive orders, administrative rules and changes in National Labor Relations could increase organizing activity at locations where employees are currently not represented by a labor organization. Increases in organizational activity or any future work stoppages could have a material adverse effect on our business, financial condition, or results of operations.

We are subject to necessary insurance costs.

Workers' compensation, auto liability, employee health, and general liability insurance represent significant costs to us. Because we are significantly self-insured for workers' compensation, auto liability, employee health, and general liability risks, the amount of our insurance expense is dependent on claims experience, our ability to control our claims experience, and in the case of workers' compensation and employee health, rising health care costs in general. Unanticipated additional insurance costs could adversely impact our results of operations and cash flows, and the failure to obtain or maintain any necessary insurance coverage could have a material adverse effect on us.

We may be adversely affected by inflation.

Many of our facility contracts provide for fixed fees or fees that increase by only small amounts during their terms. If, due to inflation or other causes, our operating expenses, such as wages and salaries of our employees, insurance, medical, and food costs, increase at rates faster than increases, if any, in our revenues, then our profitability would be adversely affected.  See "Management's Discussion and Analysis of Financial Condition and Results of Operations – Inflation."

We are subject to legal proceedings associated with owning and managing correctional, detention, and residential reentry facilities.

Our ownership and management of correctional, detention, and residential reentry facilities, and the provision of inmate transportation services by a subsidiary, expose us to potential third-party claims or litigation by prisoners or other persons relating to personal injury or other damages resulting from contact with a facility, its managers, personnel or other prisoners, including damages arising from a prisoner's escape from, or a disturbance or riot at, a facility we own or manage, or from the misconduct of our employees.  To the extent the events serving as a basis for any potential claims are alleged or determined to constitute illegal or criminal activity, we could also be subject to criminal liability.  Such liability could result in significant monetary fines and could affect our ability to bid on future contracts and retain our existing contracts. In addition, as an owner of real property, we may be subject to a variety of proceedings relating to personal injuries of persons at such facilities. The claims against our facilities may be significant and may not be covered by insurance. Even in cases covered by insurance, our deductible (or self-insured retention) may be significant.

We are subject to certain stockholder litigation.

In a memorandum to the BOP dated August 18, 2016, the DOJ directed that, as each contract with privately operated prisons reaches the end of its term, the BOP should either decline to renew that contract or substantially reduce its scope in a manner consistent with law and the overall decline of the BOP's inmate population.  In addition to the decline in the BOP's inmate population, the DOJ memorandum cites purported operational, programming, and cost efficiency factors as reasons for the DOJ directive.  On February 21, 2017, the newly appointed U.S. Attorney General issued a memorandum rescinding the DOJ's prior directive stating the August 18, 2016 memorandum changed long-standing policy and practice and impaired the BOP's ability to meet the future needs of the federal correctional system.

Following the release of the August 18, 2016 DOJ memorandum, a purported securities class action lawsuit was filed against us and certain of our current and former officers in the United States District Court for the Middle District of Tennessee, or the District Court, captioned Grae v. Corrections Corporation of America et al., Case No. 3:16-cv-02267.  The lawsuit is brought on behalf of a putative class of shareholders who purchased or acquired our securities between February 27, 2012 and August 17, 2016.  In general, the lawsuit alleges that, during this timeframe, our public statements were false and/or misleading regarding the purported operational, programming, and cost efficiency factors cited in the DOJ memorandum and, as a result, our stock price was artificially inflated.  The lawsuit alleges that the publication of the DOJ memorandum on August 18, 2016 revealed the alleged fraud, causing the per share price of our stock to decline, thereby causing harm to the putative class of shareholders.

On May 12, 2017, we submitted a motion to dismiss the plaintiff's complaint in its entirety with prejudice.  On December 18, 2017, the District Court entered an order denying our motion to dismiss. We believe the lawsuit is entirely without merit, and intend to vigorously defend against it.  In addition, we maintain insurance, with certain self-insured retention amounts, to cover the alleged claims which mitigates the risk such litigation would have a material adverse effect on our financial condition, results of operations, or cash flows.

We are subject to risks associated with ownership of real estate.

Our ownership of correctional, detention, and residential reentry facilities and other government-leased assets subjects us to risks typically associated with investments in real estate. Investments in real estate and, in particular, correctional and detention facilities have limited or no alternative use and thus are relatively illiquid. Therefore, our ability to divest ourselves of one or more of our facilities promptly in response to changing conditions is limited. Investments in real estate properties subject us to risks involving potential exposure to environmental liability and uninsured loss. Our operating costs may be affected by the obligation to pay for the cost of complying with existing environmental laws, ordinances and regulations, as well as the cost of complying with future legislation. In addition, although we maintain insurance for many types of losses, there are certain types of losses, such as losses from earthquakes and acts of terrorism, which may be either uninsurable or for which it may not be economically feasible to obtain insurance coverage in light of the substantial costs associated with such insurance. As a result, we could lose both our capital invested in, and anticipated profits from, one or more of the properties we own. Further, it is possible to experience losses that may exceed the limits of insurance coverage.

In addition, facility development and expansion projects pose additional risks, including cost overruns caused by various factors, many of which are beyond our control, such as weather, labor conditions, and material shortages, resulting in increased construction costs. Further, if we are unable to utilize the new bed capacity, our financial results could deteriorate.

Certain of our facilities are subject to options to purchase and reversions.  Ten of our facilities are subject to an option to purchase by certain governmental agencies.  Such options are exercisable by the corresponding contracting governmental entity generally at any time during the term of the respective facility contract.  Certain of these purchase options are based on the depreciated book value of the facility, which essentially results in the transfer of ownership of the facility to the governmental agency at the end of the life used for accounting purposes, while other options to purchase are exercisable at prices below fair market value.   See "Business – Facility Portfolio – Facilities and Facility Management Contracts."  If any of these options are exercised, there exists the risk that we will be unable to invest the proceeds from the sale of the facility in one or more properties that yield as much cash flow as the property acquired by the government entity.  In addition, in the event any of these options is exercised, there exists the risk that the contracting governmental agency will terminate the management contract associated with such facility.  For the year ended December 31, 2017, the ten facilities currently subject to these options generated $338.9 million in revenue (19.2% of total revenue) and incurred $257.5 million in operating expenses.

Risks related to facility construction and development activities may increase our costs related to such activities. When we are engaged to perform construction and design services for a facility, we typically act as the primary contractor and subcontract with other companies that act as the general contractors. As primary contractor, we are subject to the various risks associated with construction (including, without limitation, shortages of labor and materials, work stoppages, labor disputes, and weather interference which could cause construction delays). In addition, we are subject to the risk that the general contractor will be unable to complete construction at the budgeted costs or be unable to fund any excess construction costs, even though we require general contractors to post construction bonds and insurance. Under such contracts, we are ultimately liable for all late delivery penalties and cost overruns.

We may be adversely affected by an increase in costs or difficulty of obtaining adequate levels of surety credit on favorable terms.

We are often required to post bid or performance bonds issued by a surety company as a condition to bidding on or being awarded a contract. Availability and pricing of these surety commitments are subject to general market and industry conditions, among other factors. Increases in surety costs could adversely affect our operating results if we are unable to effectively pass along such increases to our customers. We cannot assure you that we will have continued access to surety credit or that we will be able to secure bonds economically, without additional collateral, or at the levels required for any potential facility development or contract bids. If we are unable to obtain adequate levels of surety credit on favorable terms, we would have to rely upon letters of credit under our revolving credit facility which could entail higher costs if such borrowing capacity was even available when desired at the time, and our ability to bid for or obtain new contracts could be impaired.

Interruption, delay or failure of the provision of our technology services or information systems, or the compromise of the security thereof, could adversely affect our business, financial condition or results of operations.

Components of our business depend significantly on effective information systems and technologies. As with all companies that utilize information systems, we are vulnerable to negative impacts if the operation of those systems is interrupted, delayed, or certain information contained therein is compromised. As a matter of course, we exchange data with our government partners and other third-party providers. The nature of this business is such that we do not store credit card or other retail transactional data.  Additionally, our revenue cycle is such that it provides for a much longer post-breach recovery window without adversely impacting revenue management than is typical.  For other personal information we do store, we employ industry-standard methodologies to ensure the availability and security of such systems and information. Additionally, we conduct detailed cyber security and data handling training for all employees with access to that data, and employ independent third parties to assess configuration status, perimeter strength, and social engineering effectiveness. Despite the security measures we have in place, and any additional measures we may implement in the future, our facilities and systems, and those of our third-party service providers, could be vulnerable to security breaches, computer viruses, lost or misplaced data, programming errors, human errors, acts of vandalism, or other events. For example, several well-known companies have recently disclosed high-profile security breaches involving sophisticated and highly targeted attacks on their company's infrastructure or their customers' data, which were not recognized or detected until after such companies had been affected notwithstanding the preventive measures they had in place. Any security breach or event resulting in the interruption, delay or failure of our services or information systems, or the misappropriation, loss, or other unauthorized disclosure of customer data or confidential information, including confidential information about our employees, whether by us directly or our third-party service providers, could damage our reputation, expose us to the risks of litigation and liability, disrupt our business, result in lost business, or otherwise adversely affect our results of operations. We did not experience any such incidents in 2017.

Risks Related to Our Indebtedness

Our indebtedness could adversely affect our financial health and prevent us from fulfilling our obligations under our debt securities.

We have a significant amount of indebtedness.  As of December 31, 2017, we had total indebtedness of $1,459.0 million.  Our indebtedness could have important consequences.  For example, it could:

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

•	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;
•	restrict us from pursuing strategic acquisitions or certain other business opportunities;
•	place us at a competitive disadvantage compared to our competitors that have less debt; and
•	limit our ability to borrow additional funds or refinance existing indebtedness on favorable terms.

If we are unable to meet our debt service obligations, we may need to reduce capital expenditures and dividend distributions, restructure or refinance our indebtedness, obtain additional equity financing or sell assets. We may be unable to restructure or refinance our indebtedness, obtain additional equity financing or sell assets on satisfactory terms or at all.

Our senior bank credit facility, indentures related to our senior notes, and other debt instruments have restrictive covenants that could limit our financial flexibility.

The indentures related to our aggregate original principal amount of $325.0 million 4.125% senior notes due 2020, $350.0 million 4.625% senior notes due 2023, $250.0 million 5.0% senior notes due 2022, and $250.0 million 4.75% senior notes due 2027, collectively referred to herein as our senior notes, and our senior bank credit facility, contain financial and other restrictive covenants that limit our ability to engage in activities that may be in our long-term best interests.  Our ability to borrow under our senior bank credit facility is subject to compliance with certain financial covenants, including leverage and interest coverage ratios.  Our senior bank credit facility includes other restrictions that, among other things, limit our ability to incur indebtedness; grant liens; engage in mergers, consolidations and liquidations; make asset dispositions, restricted payments and investments; enter into transactions with affiliates; and amend, modify or prepay certain indebtedness.  The indentures related to our senior notes contain limitations on our ability to effect mergers and change of control events, as well as other limitations on our ability to create liens on our assets.

Our failure to comply with these covenants could result in an event of default that, if not cured or waived, could result in the acceleration of all or a substantial portion of our debts.  We do not have sufficient working capital to satisfy our debt obligations in the event of an acceleration of all or a significant portion of our outstanding indebtedness.

Our indebtedness is secured by a substantial portion of our assets.

Subject to applicable laws and certain agreed-upon exceptions, our $900.0 revolving credit facility and our incremental term loans, available pursuant to an “accordion” feature under our revolving credit facility in an aggregate principal amount of up to an additional $350.0 million, are secured by a pledge of all of the capital stock of CoreCivic’s domestic subsidiaries, 65% of the capital stock of CoreCivic’s foreign subsidiaries, all of CoreCivic’s accounts receivable and all of CoreCivic’s deposit accounts. Subject to compliance with the restrictive covenants under our existing indebtedness, we may incur additional indebtedness secured by existing or future assets of CoreCivic or our subsidiaries. In the event of a default under our credit facility or any other secured indebtedness, or if we experience insolvency, liquidation, dissolution or reorganization, the holders of our secured debt instruments would first be entitled to payment from their collateral security, and only then would holders of our unsecured debt be entitled to payment from our remaining assets. In such an event, there can be no assurance that we would have sufficient assets to pay amounts due to holders of our unsecured debt and such holders may receive less than the full amount to which they are entitled.

Servicing our indebtedness will require a significant amount of cash or may require us to refinance our indebtedness before it matures.  Our ability to generate cash depends on many factors beyond our control and there is no assurance that we will be able to refinance our debt on acceptable terms.

Currently, our incremental term loan and revolving credit facility both mature in July 2020. We also have outstanding $325.0 million in aggregate principal amount of our 4.125% senior notes due 2020, $350.0 million in aggregate principal amount of our 4.625% senior notes due 2023, $250.0 million in aggregate principal amount of our 5.0% senior notes due 2022 and $250.0 million in aggregate principal amount of our 4.75% senior notes due 2027.  Our ability to make payments on our indebtedness, to refinance our indebtedness, and to fund planned capital expenditures will depend on our ability to generate cash in the future.  This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory, and other factors that are beyond our control.

The risk exists that our business will be unable to generate sufficient cash flow from operations or that future borrowings will not be available to us in an amount sufficient to enable us to pay our indebtedness, including our existing senior notes, or to fund our other liquidity needs.  We may need to refinance all or a portion of our indebtedness, including our senior notes, on or before maturity.  Our ability to refinance all or a portion of our indebtedness on acceptable terms, or at all, will be dependent upon a number of factors, including our degree of leverage, the value of our assets, borrowing and other financial restrictions imposed by lenders and conditions in the credit markets at the time we refinance. If we are unable to refinance our indebtedness on acceptable terms, we may be forced to agree to otherwise unfavorable financing terms or sell one or more properties at unattractive prices or on disadvantageous terms. Any one of these options could have a material adverse effect on our business, financial condition, results of operations and our ability to make distributions to our stockholders.

We are required to repurchase all or a portion of our senior notes upon a change of control, and our senior bank credit facility is subject to acceleration upon a change of control.

Upon certain change of control events, as that term is defined in the indentures for our senior notes, including a change of control caused by an unsolicited third party, we are required to make an offer in cash to repurchase all or any part of each holder's notes at a repurchase price equal to 101% of the principal thereof, plus accrued interest.  The source of funds for any such repurchase would be our available cash or cash generated from operations or other sources, including borrowings, sales of equity or funds provided by a new controlling person or entity.  Sufficient funds may not be available to us, however, at the time of any change of control event to repurchase all or a portion of the tendered notes pursuant to this requirement.  Our failure to offer to repurchase notes, or to repurchase notes tendered, following a change of control will result in a default under the respective indentures, which could lead to a cross-default under our senior bank credit facility and under the terms of our other indebtedness.  In addition, terms of our senior bank credit facility, which are subject to acceleration upon the occurrence of a change in control (as described therein), may prohibit us from making any such required repurchases.  Prior to repurchasing the notes upon a change of control event, we must either repay outstanding indebtedness under our senior bank credit facility or obtain the consent of the lenders under our senior bank credit facility.  If we do not obtain the required consents or repay our outstanding indebtedness under our senior bank credit facility, we would remain effectively prohibited from offering to repurchase the notes.

Despite current indebtedness levels, we may still incur more debt.

The terms of the indentures for our senior notes and our senior bank credit facility restrict our ability to incur indebtedness; however, we may nevertheless incur additional indebtedness in the future, and in the future, we may refinance all or a portion of our indebtedness, including our senior bank credit facility, and may incur additional indebtedness as a result. As of December 31, 2017, we had $694.1 million of additional borrowing capacity available under our revolving credit facility. In addition, we may issue an indeterminate amount of debt securities from time to time when we determine that market conditions and the opportunity to utilize the proceeds from the issuance of such debt securities are favorable. If new debt is added to our and our subsidiaries' current debt levels, the related risks that we and they now face could intensify.

Our access to capital may be affected by general macroeconomic conditions.

Credit markets may tighten significantly such that our ability to obtain new capital will be more challenging and more expensive.  We can provide no assurance that the banks that have made commitments under our senior bank credit facility will continue to operate as going concerns in the future or will agree to extend commitments beyond the maturity date.  If any of the banks in the lending group were to fail, or fail to renew their commitments, it is possible that the capacity under our senior bank credit facility would be reduced.  In the event that the availability under our senior bank credit facility was reduced significantly, we could be required to obtain capital from alternate sources in order to continue with our business and capital strategies.  Our options for addressing such capital constraints would include, but not be limited to (i) delaying certain capital expenditure projects, (ii) obtaining commitments from the remaining banks in the lending group or from new banks to fund increased or new amounts under the terms of our senior bank credit facility, (iii) accessing the public capital markets, or (iv) reducing our dividend (but not less than amounts required to maintain our status as a REIT and avoid income and excise taxes).  Such alternatives could be on terms less favorable than under existing terms, which could have a material effect on our consolidated financial position, results of operations, or cash flows.

Rising interest rates would increase the cost of our variable rate debt.

We have incurred and expect in the future to incur indebtedness that bears interest at variable rates, including indebtedness under our senior bank credit facility. Accordingly, increases in interest rates would increase our interest costs, which could have a material adverse effect on us and our ability to make distributions to our stockholders and pay amounts due on our debt or cause us to be in default under certain debt instruments. In addition, an increase in market interest rates may lead holders of our common stock to demand a higher yield on their shares from distributions by us, which could adversely affect the market price for our common stock.

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

If we fail to qualify as a REIT in any taxable year, we would be subject to federal income tax (including any applicable alternative minimum tax) on our taxable income computed in the usual manner for corporate taxpayers without deduction for distributions to our stockholders and we may need to borrow additional funds or issue securities to pay such additional tax liability. Any such corporate income tax liability could be substantial and would reduce the amount of cash available for other purposes, including distributions to our stockholders, because, unless we are entitled to relief under certain statutory provisions, we would be taxable as a C-corporation, beginning in the year in which the failure occurs, and we would not be allowed to re-elect to be taxed as a REIT for the following four years.

Even if we remain qualified as a REIT, we may owe taxes under certain circumstances.

Even if we qualify as a REIT, we will be subject to certain U.S. federal, state and local taxes on our income and property, including on taxable income that we do not distribute to our stockholders, and on net income from certain "prohibited transactions". In addition, the REIT provisions of the Code are complex and are not always subject to clear interpretation. For example, a REIT must derive at least 95% of its gross income in any year from qualifying sources, including rents from real property. Rents from real property include amounts received for the use of limited amounts of personal property and for certain services. Whether amounts constitute rents from real property or other qualifying income may not be entirely clear in all cases. We may fail to qualify as a REIT if we exceed the permissible amounts of non-qualifying income unless such failures qualify for relief under certain statutory relief provisions. Even if we qualify for statutory relief, we may be required to pay an excise or penalty tax (which could be significant in amount) in order to utilize one or more such relief provisions under the Code to maintain our qualification as a REIT. Furthermore, we conduct substantial activities through TRSs, and the income of those subsidiaries is subject to U.S. federal income tax at regular corporate rates.

To maintain our REIT status, we may be forced to obtain capital during unfavorable market conditions, which could adversely affect our overall financial performance.

In order to qualify as a REIT, we will be required each year to distribute to our stockholders at least 90% of our REIT taxable income (determined without regard to the dividends paid deduction and by excluding any net capital gain), and we will be subject to tax to the extent our taxable income (including net capital gain) is not fully distributed. In addition, we will be subject to a 4% nondeductible excise tax on the amount, if any, by which distributions we pay in any calendar year are less than the sum of 85% of our ordinary income, 95% of our net capital gains, and 100% of our undistributed income from prior years. We intend to continue to make distributions to our stockholders to comply with the distribution requirements of the Code as well as to reduce our exposure to federal income taxes and the nondeductible excise tax. Differences in timing between the receipt of income and the payment of expenses to arrive at taxable income, along with the effect of required debt amortization payments, could require us to borrow funds to meet the distribution requirements that are necessary to achieve the tax benefits associated with qualifying as a REIT. We may acquire additional capital through our issuance of securities senior to our common stock, including additional borrowings or other indebtedness or the issuance of additional securities. Issuance of such senior securities creates additional risks because leverage is a speculative technique that may adversely affect common stockholders or noteholders. If the return on assets acquired with borrowed funds or other leverage proceeds does not exceed the cost of the leverage, the use of leverage could negatively affect our cash flow.

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

Further, in order to maintain our REIT status, we may need to borrow funds to meet the REIT distribution requirements even if the then-prevailing market conditions are not favorable for these borrowings. These borrowing needs could result from differences in timing between the actual receipt of cash and inclusion of income for federal income tax purposes or the effect of non-deductible capital expenditures, the creation of reserves, or required debt or amortization payments. Our ability to access debt and equity capital on favorable terms or at all is dependent upon a number of factors, including general market conditions, the market's perception of our growth potential, our current and potential future earnings and cash distributions, and the market price of our securities. Issuance of debt or equity securities will expose us to typical risks associated with leverage, including increased risk of loss.

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

A TRS may hold assets and earn income, including income earned from the performance of correctional services, that would not be qualifying assets or income if held or earned directly by a REIT.  We conduct a significant portion of our business activities through our TRSs. Our TRSs are subject to federal, foreign, state and local income tax on their taxable income, and their after-tax net income generally is available for distribution to us but is not required to be distributed to us. The TRS rules also impose a 100% excise tax on certain transactions between a TRS and its parent REIT that are not conducted on an arm's-length basis. In addition, the TRS rules limit the deductibility of interest paid or accrued by a TRS to its parent REIT to ensure that the TRS is subject to an appropriate level of corporate income taxation. We believe our arrangements with our TRSs are on arm's-length terms and intend to continue to operate in a manner that allows us to avoid incurring the 100% excise tax described above. There can be no assurance, however, that we will be able to avoid application of the 100% excise tax or the limitations on interest deductions discussed above.

The value of the securities we own in our TRS is limited under the REIT asset tests.

Under the Code, no more than 25% (20% for tax years beginning on or after January 1, 2018) of the value of the gross assets of a REIT may be represented by securities of one or more TRSs. This limitation may affect our ability to increase the size of our TRSs' operations and assets, and there can be no assurance that we will be able to comply with this limitation. If we are unable to comply with this limitation, we would fail to qualify as a REIT. Furthermore, our significant use of TRSs may cause the market to value shares of our common stock differently than the stock of other REITs, which may not use TRSs as extensively. Although we intend to monitor the value of our investments in TRSs, there can be no assurance that we will be able to comply with the 25% (20% for tax years beginning on or after January 1, 2018) limitation discussed above.

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

The tax imposed on REITs engaging in "prohibited transactions" may limit our ability to engage in transactions which would be treated as sales for federal income tax purposes.

A REIT's net income from prohibited transactions is subject to a 100% penalty tax. In general, prohibited transactions are sales or other dispositions of property, other than foreclosure property, held primarily for sale to customers in the ordinary course of business. Although we do not intend to hold any properties that would be characterized as held for sale to customers in the ordinary course of our business, unless a sale or disposition qualifies under certain statutory safe harbors, such characterization is a factual determination and no guarantee can be given that the IRS would agree with our characterization of our properties or that we will always be able to make use of the available safe harbors.

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

It is possible that we will not be able to continue to make distributions to our stockholders or that the level of any distributions we do make to our stockholders will achieve a market yield or increase or even be maintained over time, any of which could materially and adversely affect the market price of our shares of common stock. Distributions could be dilutive to our financial results and may constitute a return of capital to our investors, which would have the effect of reducing each stockholder's basis in its shares of common stock. We also could use borrowed funds or proceeds from the sale of assets to fund distributions.

Dividends payable by REITs, including us, generally do not qualify for the reduced tax rates available for some dividends.

"Qualified dividends" payable to U.S. stockholders that are individuals, trusts and estates generally are subject to tax at preferential rates.  Subject to limited exceptions, dividends payable by REITs are not eligible for these reduced rates and are taxable at ordinary income tax rates.  The more favorable rates applicable to regular corporate qualified dividends could cause investors who are individuals, trusts and estates to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the shares of REITs, including the shares of our common stock.

Distributions that we make to our stockholders are treated as dividends to the extent of our earnings and profits as determined for federal income tax purposes and are generally taxable to our stockholders as ordinary income.  However, our dividends are eligible for the lower rate applicable to "qualified dividends" to the extent they are attributable to income that was previously subject to corporate income tax, such as the dividends we receive from our TRSs or attributable to the accumulated earnings and profits in connection with acquisitions of C-corporations.  Also, a portion of our distributions may be designated by us as long-term capital gains to the extent that they are attributable to capital gain income recognized by us.  Our distributions may constitute a return of capital to the extent that they exceed our earnings and profits as determined for federal income tax purposes. A return of capital generally is not taxable, but has the effect of reducing the basis of a stockholder's investment in our shares of common stock.  Any such distributions that exceed a stockholder's tax basis in our shares of common stock generally will be taxable as capital gains.

For tax years beginning after December 31, 2017 (but subject to a sunset expiration at the end of 2025), U.S. stockholders that are individuals, trusts and estates generally are allowed a deduction in computing taxable income equal to 20% of any dividends received from REITs (other than any portion that is a capital gain dividend). Depending on the ordinary income tax rate applicable to investors who are individuals, trust and estates, the 20% deduction for REIT dividends may offset (or eliminate) the relatively more favorable tax treatment applicable to regular corporate qualified dividends.

We could have potential deferred and contingent tax liabilities from our REIT conversion that could limit, delay or impede future sales of our properties.

Even though we qualify for taxation as a REIT, if we acquire any asset from a corporation which is or has been a C-corporation in a transaction in which the basis of the asset in our hands is less than the fair market value of the asset determined at the time we acquired the asset, and we subsequently recognize a gain on the disposition of the asset during the five-year period beginning on the date on which we acquired the asset, then we will be required to pay tax at the highest regular corporate tax rate on this gain to the extent of the excess of (a) the fair market value of the asset over (b) our adjusted basis in the asset, in each case determined as of the date on which we acquired the asset. These requirements could limit, delay or impede future sales of our properties. We currently do not expect to sell any asset if the sale would result in the imposition of a material tax liability. We cannot, however, assure you that we will not change our plans in this regard.

We may inherit tax liabilities and attributes in connection with acquisitions.

From time to time we may acquire other corporations or entities and, in connection with such acquisitions, we may succeed to the historic tax attributes and liabilities of such entities. For example, in order to qualify as a REIT, at the end of any taxable year, we must not have any earnings and profits accumulated in a non-REIT year. As a result, if we acquire a C-corporation in certain transactions, we must distribute the corporation's earnings and profits accumulated prior to the acquisition before the end of the taxable year in which we acquire the C-corporation. We also could be required to pay the acquired entity's unpaid taxes even though such liabilities arose prior to the time we acquired the entity. These issues are applicable to Avalon and CMI which were C-corporations prior to our acquisitions of these companies.

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

U.S. federal tax reform legislation could affect REITs generally, the geographic markets in which we operate, our stock and our results of operations, both positively and negatively in ways that are difficult to anticipate.

The U.S. Congress recently passed tax reform legislation that made significant changes to corporate and individual tax rates and the calculation of taxes, as well as international tax rules for U.S. domestic corporations. In addition, it is uncertain if and to what extent various states will conform to the newly enacted federal tax law.  As a REIT, we are generally not required to pay federal taxes otherwise applicable to regular corporations (except for income generated by our TRSs) if we comply with the various tax regulations governing REITs.  Stockholders, however, are generally required to pay taxes on REIT dividends.  Tax reform legislation affects the way in which dividends paid on shares of our common stock are taxed and could impact our stock price or how stockholders and potential investors view an investment in REITs generally.   In addition, while certain elements of tax reform legislation may not impact us directly as a REIT, they could impact the geographic markets in which we operate, particularly affecting tenants of our leased property and their corporate tax obligations, if any.

Other Risks Related to Our Securities

The market price of our equity securities may vary substantially, which may limit our stockholders' ability to liquidate their investment.

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

Other factors that could affect the market price of our equity securities include the following:

•	actual or anticipated variations in our quarterly results of operations;
•	changes in market valuations of companies in the corrections, detention, or residential reentry industries;
•	changes in expectations of future financial performance or changes in estimates of securities analysts;
•	fluctuations in stock market prices and volumes;
•	issuances of common shares or other securities in the future; and
•	announcements by us or our competitors of acquisitions, investments or strategic actions.

The number of shares of our common stock available for future sale could adversely affect the market price of our common stock.

We cannot predict the effect, if any, of future sales of common stock, or the availability of common stock for future sale, on the market price of our common stock. Sales of substantial amounts of common stock (including stock issued under equity compensation plans or stock issued pursuant to our ATM Agreement), or the perception that these sales could occur, may adversely affect prevailing market prices for our common stock.

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

The Maryland General Corporation Law and our charter and bylaws contain provisions that could delay, deter, or prevent a change in control of our company or our management. These provisions could also discourage proxy contests and make it more difficult for our stockholders to elect directors and take other corporate actions. These provisions:

•

authorize us to issue "blank check" preferred stock, which is preferred stock that can be created and issued by our Board of Directors, without stockholder approval, with rights senior to those of common stock;

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

ITEM 1B.UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.	PROPERTIES.

The properties we owned at December 31, 2017 are described under Item 1 and in Note 4 of the Notes to the Consolidated Financial Statements contained in this Annual Report, as well as in Schedule III in Part IV of this Annual Report.

ITEM 3.	LEGAL PROCEEDINGS.

General

The nature of our business results in claims and litigation alleging that we are liable for damages arising from the conduct of our employees or others. In the opinion of management, other than the litigation matter discussed below, there are no pending legal proceedings that would have a material effect on our financial position, results of operations or cash flows. Claims and legal proceedings are, however, subject to inherent uncertainties, and unfavorable decisions and rulings could occur that could have a material adverse impact on our financial position, results of operations or cash flows for the period in which such decisions and rulings occur, or future periods. See "Risk Factors - Risks Related to our Business and Industry - Legal proceedings related to, and adverse developments in our relationship with, our employees could adversely affect or business, financial condition and results of operations."; "—We are subject to legal proceedings associated with owning and managing correctional, detention, and residential reentry facilities."; and "—We are subject to certain stockholder litigation."

Litigation

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

Following the release of the August 18, 2016 DOJ memorandum, a purported securities class action lawsuit was filed against us and certain of our current and former officers in the United States District Court for the Middle District of Tennessee, or the District Court, captioned Grae v. Corrections Corporation of America et al., Case No. 3:16-cv-02267.  The lawsuit is brought on behalf of a putative class of shareholders who purchased or acquired our securities between February 27, 2012 and August 17, 2016.  In general, the lawsuit alleges that, during this timeframe, our public statements were false and/or misleading regarding the purported operational, programming, and cost efficiency factors cited in the DOJ memorandum and, as a result, our stock price was artificially inflated.  The lawsuit alleges that the publication of the DOJ memorandum on August 18, 2016 revealed the alleged fraud, causing the per share price of our stock to decline, thereby causing harm to the putative class of shareholders.

On May 12, 2017, we submitted a motion to dismiss the plaintiff's complaint in its entirety with prejudice.  On December 18, 2017, the District Court entered an order denying our motion to dismiss. We believe the lawsuit is entirely without merit and intend to vigorously defend against it. In addition, we maintain insurance, with certain self-insured retention amounts, to cover the alleged claims which mitigates the risk such litigation would have a material adverse effect on our financial condition, results of operations, or cash flows.

See additional information required under this section described in Note 15 of the Notes to the Consolidated Financial Statements contained in this Annual Report.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

PART II.

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Price of and Distributions on Capital Stock

Our common stock is traded on the New York Stock Exchange, or NYSE, under the symbol "CXW." On February 15, 2018, the last reported sale price of our common stock was $21.47 per share and there were approximately 3,000 registered holders and approximately 47,000 beneficial holders, respectively, of our common stock.

The following table sets forth, for the fiscal quarters indicated, the range of high and low sales prices of the common stock.

Common Stock

	SALES PRICE
	HIGH	LOW
FISCAL YEAR 2017
First Quarter	$35.33	$23.90
Second Quarter	$35.10	$27.03
Third Quarter	$29.23	$24.16
Fourth Quarter	$27.50	$21.41

	SALES PRICE
	HIGH	LOW
FISCAL YEAR 2016
First Quarter	$32.94	$25.81
Second Quarter	$35.05	$30.00
Third Quarter	$34.71	$13.04
Fourth Quarter	$26.00	$12.99

Dividend Policy

During 2016 and 2017, CoreCivic's Board of Directors declared the following quarterly dividends on its common stock:

Declaration Date	Record Date	Payable Date	Per Share
February 19, 2016	April 1, 2016	April 15, 2016	$0.54
May 12, 2016	July 1, 2016	July 15, 2016	$0.54
August 11, 2016	October 3, 2016	October 17, 2016	$0.54
December 8, 2016	January 3, 2017	January 13, 2017	$0.42
February 17, 2017	April 3, 2017	April 17, 2017	$0.42
May 11, 2017	July 3, 2017	July 17, 2017	$0.42
August 10, 2017	October 2, 2017	October 16, 2017	$0.42
December 7, 2017	January 2, 2018	January 15, 2018	$0.42

In order to qualify as a REIT, we are required each year to distribute to our stockholders at least 90% of our REIT taxable income (determined without regard to the dividends paid deduction and excluding net capital gains) and we will be subject to tax to the extent our net taxable income (including net capital gains) is not fully distributed. While we intend to continue paying regular quarterly cash dividends at levels expected to fully distribute our annual REIT taxable income, future dividends will be paid at the discretion of our Board of Directors and will depend on our future earnings, our capital requirements, our financial condition, limitations under debt covenants, alternative uses of capital, the annual distribution requirements under the REIT provisions of the Code, and on such other factors as our Board of Directors may consider relevant.

Issuer Purchases of Equity Securities

None.

ITEM 6.	SELECTED FINANCIAL DATA.

The following selected financial data for the five years ended December 31, 2017, was derived from our consolidated financial statements and the related notes thereto after any applicable reclassification of discontinued operations.  This data should be read in conjunction with our audited consolidated financial statements, including the related notes, and "Management's Discussion and Analysis of Financial Condition and Results of Operations."  Our audited consolidated financial statements, including the related notes, as of December 31, 2017 and 2016, and for the years ended December 31, 2017, 2016, and 2015 are included in this Annual Report.

CORECIVIC, INC. AND SUBSIDIARIES

SELECTED HISTORICAL FINANCIAL INFORMATION

(in thousands, except per share data)

	For the Years Ended December 31,
	2017	2016	2015	2014	2013
STATEMENT OF OPERATIONS:
Revenues	$1,765,498	$1,849,785	$1,793,087	$1,646,867	$1,694,297
Expenses:
Operating	1,249,537	1,275,586	1,256,128	1,156,135	1,220,351
General and administrative	107,822	107,027	103,936	106,429	103,590
Depreciation and amortization	147,129	166,746	151,514	113,925	112,692
Restructuring charges	—	4,010	—	—	—
Asset impairments	614	—	955	30,082	6,513
	1,505,102	1,553,369	1,512,533	1,406,571	1,443,146
Operating income	260,396	296,416	280,554	240,296	251,151
Other (income) expense:
Interest expense, net	68,535	67,755	49,696	39,535	45,126
Expenses associated with debt refinancing transactions	—	—	701	—	36,528
Other (income) expense	(90)	489	(58)	(1,204)	(100)
	68,445	68,244	50,339	38,331	81,554
Income from continuing operations before income taxes	191,951	228,172	230,215	201,965	169,597
Income tax (expense) benefit	(13,911)	(8,253)	(8,361)	(6,943)	134,995
Income from continuing operations	178,040	219,919	221,854	195,022	304,592
Loss from discontinued operations, net of taxes	—	—	—	—	(3,757)
Net income	$178,040	$219,919	$221,854	$195,022	$300,835
Basic earnings per share:
Income from continuing operations	$1.51	$1.87	$1.90	$1.68	$2.77
Loss from discontinued operations, net of taxes	—	—	—	—	(0.03)
Net income	$1.51	$1.87	$1.90	$1.68	$2.74
Diluted earnings per share:
Income from continuing operations	$1.50	$1.87	$1.88	$1.66	$2.73
Loss from discontinued operations, net of taxes	—	—	—	—	(0.03)
Net income	$1.50	$1.87	$1.88	$1.66	$2.70
Weighted average common shares outstanding:
Basic	118,084	117,384	116,949	116,109	109,617
Diluted	118,465	117,791	117,785	117,312	111,250

	December 31,
	2017	2016	2015	2014	2013
BALANCE SHEET DATA:
Total assets	$3,272,398	$3,271,604	$3,356,018	$3,117,646	$2,996,427
Total debt	$1,447,187	$1,445,169	$1,452,077	$1,190,455	$1,194,002
Total liabilities	$1,820,790	$1,812,641	$1,893,270	$1,636,146	$1,493,920
Stockholders' equity	$1,451,608	$1,458,963	$1,462,748	$1,481,500	$1,502,507

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Annual Report on Form 10-K.  In this report, we use the term, the "Company," "CoreCivic," "we," "us," and "our" to refer to CoreCivic, Inc. and its subsidiaries unless context indicates otherwise. This discussion contains forward-looking statements that involve risks and uncertainties.  Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those described under Item 1A, "Risk Factors" and included in other portions of this report.

OVERVIEW

We are a diversified government solutions company with the scale and experience needed to solve tough government challenges in flexible, cost-effective ways.  Through three business offerings, CoreCivic Safety, CoreCivic Properties, and CoreCivic Community, we provide a broad range of solutions to government partners that serve the public good through corrections and detention management, government real estate solutions, and a growing network of residential reentry centers to help address America's recidivism crisis.  We have been a flexible and dependable partner for government for more than 30 years.  Our employees are driven by a deep sense of service, high standards of professionalism and a responsibility to help government better the public good.

As of December 31, 2017, we owned and managed 70 correctional, detention, and residential reentry facilities, and managed an additional seven correctional and detention facilities owned by our government partners, with a total design capacity of approximately 78,000 beds in 19 states.  In addition, as of December 31, 2017, we owned 12 properties leased to third parties and used by government agencies, totaling 1.1 million square feet in five states. We are one of the nation's largest owners of partnership correctional, detention, and residential reentry facilities and one of the largest prison operators in the United States.  We also believe we are the largest private owner of real estate used by government agencies. Our size and experience provide us with significant credibility with our current and prospective customers, and enable us to generate economies of scale in purchasing power for food services, health care and other supplies and services we offer to our government partners.

We are structured as a real estate investment trust, or REIT.  We began operating as a REIT effective January 1, 2013. See Item 1, "Business – Overview" for a description of how we are organized and how we provide correctional services and conduct other operations through taxable REIT subsidiaries, or TRSs, in order to comply with REIT qualification requirements.  We believe that operating as a REIT maximizes our ability to create stockholder value given the nature of our assets, helps lower our cost of capital, draws a larger base of potential stockholders, provides greater flexibility to pursue growth opportunities, and creates a more efficient operating structure.

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

Our federal revenue declined from 2016 to 2017 primarily as a result of an amendment to the inter-governmental service agreement, or IGSA, associated with our South Texas Family Residential Center, which became effective in the fourth quarter of 2016, as further described hereafter.  In addition, populations in federal facilities, particularly within the Federal Bureau of Prisons, or the BOP, system nationwide, have declined over the past three years.  Inmate populations in the BOP system declined due, in part, to the retroactive application of changes to sentencing guidelines applicable to certain federal drug trafficking offenses.

Despite this decline, we continue to believe utilization of private sector bed capacity and management services provides our federal partners with flexible and cost-effective solutions essential to their missions.  For example, in November 2016, we announced that the BOP exercised a two-year renewal option at our 1,978-bed McRae

Correctional Facility.  The amended agreement commenced on December 1, 2016, and provides for caring for up to 1,724 federal inmates with a fixed monthly payment for 1,633 beds, compared to our previous contract which contained a fixed payment for 1,780 beds.  In addition, in July 2017, the BOP exercised a two-year renewal option at our 2,232-bed Adams County Correctional Center. For the year ended December 31, 2017, we generated 5% of our total revenue through the remaining contracts with the BOP at these two correctional facilities.

Further, we believe our ability to provide flexible solutions and fulfill emergent needs of the U.S Immigration and Enforcement, or ICE, would be very difficult and costly to replicate in the public sector, demonstrated by the contract with ICE at our 2,400-bed South Texas Family Residential Center, which was amended and extended in October 2016.  The October 2016 amendment extended the term of the contract through September 2021 and can be further extended by bi-lateral modification. In addition, in December 2016, we announced a new award to provide detention capacity to ICE at our 2,016-bed Northeast Ohio Correctional Center, and in April 2017, we announced a new contract award to provide up to 996 beds to the state of Ohio at this same facility.  We previously housed inmates from the BOP at the Northeast Ohio facility under a contract that expired in May 2015.  We believe these contracts provide further examples of the marketability of our real estate assets across multiple government customers.

Several of our state partners are projecting improvements in their budgets which has helped us secure recent per diem increases at certain facilities.  Further, several of our existing state partners, as well as prospective state partners, are experiencing growth in inmate populations and overcrowded conditions.  Although we can provide no assurance that we will enter into any new contracts, we believe we are well positioned to provide them with needed bed capacity, as well as the programming and reentry services they are seeking.

We believe the long-term growth opportunities of our business remain attractive as governments consider their emergent needs, as well as the efficiency and offender programming opportunities we provide, as flexible solutions to satisfy our partners' needs.  Further, we expect our partners to continue to face challenges in maintaining old facilities, developing new facilities, and expanding current facilities for additional capacity, which could result in future demand for the solutions we provide.

Governments continue to experience many significant spending demands which have constrained correctional budgets limiting their ability to expand existing facilities or construct new facilities. We believe the outsourcing of corrections and detention management services to private operators allows governments to manage increasing inmate populations while simultaneously controlling costs.  We believe our customers discover that partnering with private operators to provide residential services to their offenders introduces competition to their correctional system, resulting in improvements to the quality and cost of services throughout their correctional system.  Further, the use of facilities owned and managed by private operators allows governments to expand correctional capacity without incurring large capital commitments and allows them to avoid long-term pension obligations for their employees.

We also believe that having beds immediately available to our partners provides us with a distinct competitive advantage when bidding on new contracts.  We believe the most significant opportunities for growth are in providing our government partners with available beds within facilities we currently own or that we will develop.  We also believe that owning the facilities in which we provide management services enables us to more rapidly replace business lost compared with managed-only facilities, since we can offer the same beds to new and existing customers and, with customer consent, may have more flexibility in moving our existing inmate populations to facilities with available capacity.  Our management contracts generally provide our customers with the right to terminate our management contracts at any time without cause.

We are actively engaged in marketing our available capacity to existing and prospective customers. Historically, we have been successful in substantially filling our inventory of available beds and the beds that we have constructed. Filling these available beds could provide substantial growth in revenues, cash flow, and earnings per share. However, we can provide no assurance that we will be able to fill our available beds.  We expect the Commonwealth of Kentucky to utilize a previously idled facility containing 816 beds beginning in the second quarter of 2018 pursuant to a new management contract we executed in November 2017.

The demand for prison capacity in the short-term has been affected by the budget challenges many of our government partners currently face.  At the same time, these challenges impede our customers' ability to construct new prison beds of their own or update older facilities, which we believe could result in further need for private sector prison capacity solutions in the long-term. Over the long-term, we would like to see meaningful utilization of our available capacity and better visibility from our customers before we develop new prison capacity on a speculative basis. We will, however, respond to customer demand and may develop or expand correctional and detention facilities when we believe potential long-term returns justify the capital deployment.  We expect to continue to pursue investment opportunities in residential reentry centers and are in various stages of due diligence to complete additional acquisitions. The transactions that have not yet closed will also be subject to various customary closing conditions, and we can provide no assurance that any such transactions will ultimately be completed.  We are also pursuing investment opportunities in other real estate assets with a bias toward those used to provide mission-critical governmental services, as well as other businesses that expand the range of solutions we provide to government partners which will further diversify our cash flows.

We also remain steadfast in our efforts to contain costs.  Approximately 60% of our operating expenses consist of salaries and benefits.  The turnover rate for correctional officers for our company, and for the corrections industry in general, remains high.  We are making investments in systems and processes intended to help manage our workforce more efficiently and effectively, especially with respect to overtime and costs of turnover.  We are also focused on workers' compensation and medical benefits costs for our employees due to continued rising healthcare costs throughout the country.  Reducing these staffing costs requires a long-term strategy to control such costs, and we continue to dedicate resources to enhance our benefits, provide specialized training and career development opportunities to our staff and attract and retain quality personnel. Through ongoing company-wide initiatives, we continue to focus on efforts to contain costs and improve operating efficiencies.

Through the combination of our initiatives to (i) increase our revenues by increasing the utilization of our available beds, (ii) deliver new bed capacity through new facility construction and expansion opportunities, (iii) invest in real estate-only solutions, (iv) acquire community corrections facilities, and (v) contain our operating expenses, we believe we will be able to maintain our competitive advantage and continue to diversify the range of services we provide to our customers at an attractive price, thereby producing value for our stockholders.

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

Asset impairments. The primary risk we face for asset impairment charges, excluding goodwill, is associated with correctional facilities we own.  As of December 31, 2017, we had $2.8 billion in property and equipment, including $242.1 million in long-lived assets, excluding equipment, at eight idled correctional facilities.  The carrying values of the eight idled facilities as of December 31, 2017 were as follows (in thousands):

Prairie Correctional Facility	$16,118
Huerfano County Correctional Center	16,980
Diamondback Correctional Facility	41,370
Southeast Kentucky Correctional Facility	21,864
Marion Adjustment Center	12,058
Kit Carson Correctional Center	57,095
Eden Detention Center	39,707
Torrance County Detention Facility	36,882
$242,074

We also have two idled non-core facilities containing 440 beds with an aggregate net book value of $4.0 million.  We incurred approximately $10.8 million, $8.1 million, and $7.2 million in operating expenses at the idled facilities for the years ended December 31, 2017, 2016, and 2015, respectively.

We evaluate the recoverability of the carrying values of our long-lived assets, other than goodwill, when events suggest that an impairment may have occurred.  Such events primarily include, but are not limited to, the termination of a management contract or a significant decrease in offender populations within a facility we own.  Accordingly, we tested each of the idled facilities for impairment when we were notified by the respective customers that they would no longer be utilizing such facility.

We re-perform the impairment analyses on an annual basis for each of the idle facilities and evaluate on a quarterly basis market developments for the potential utilization of each of these facilities in order to identify events that may cause us to reconsider our most recent assumptions.  Such events could include negotiations with a prospective customer for the utilization of an idle facility at terms significantly less favorable than those used in our most recent impairment analysis, or changes in legislation surrounding a particular facility that could impact our ability to care for certain types of offenders at such facility, or a demolition or substantial renovation of a facility.  Further, a substantial increase in the number of available beds at other facilities we own could lead to a deterioration in market conditions and cash flows that we might be able to obtain under a new management contract at our idle facilities. Although they are not frequently received, an unsolicited offer to purchase any of our idle facilities at amounts that are less than the carrying value could also cause us to reconsider the assumptions used in our most recent impairment analysis.

In performing our annual impairment analyses, the estimates of recoverability are initially based on projected undiscounted cash flows that are comparable to historical cash flows from management contracts at similar facilities to the idled facilities and sensitivity analyses that consider reductions to such cash flows.  Our sensitivity analyses included reductions in projected cash flows by as much as half of the historical cash flows generated by the respective facility as well as prolonged periods of vacancies.  In all cases, the projected undiscounted cash flows in our analyses as of December 31, 2017, exceeded the carrying amounts of each facility.

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

By their nature, these estimates contain uncertainties with respect to the extent and timing of the respective cash flows due to potential delays or material changes to historical terms and conditions in contracts with prospective customers that could impact the estimate of cash flows.  Notwithstanding our customers' fluctuating demand for bed capacity which led to our decision to idle certain facilities, we believe the long-term trends favor an increase in the utilization of our correctional facilities and management services.  This belief is based on our experience in operating in difficult economic environments and in working with governmental agencies faced with significant budgetary challenges, which is a primary contributing factor to the lack of appropriated funding since 2009 to build new bed capacity by the federal and state governments with which we partner.

On April 30, 2017, the contract with the BOP at our 1,422-bed Eden Detention Center expired and was not renewed.  We idled the Eden facility following the transfer of the offender population, and have begun to market the facility.  We can provide no assurance that we will be successful in securing a replacement contract.  We performed an impairment analysis of the Eden facility, which had a net carrying value of $39.7 million as of December 31, 2017, and concluded that this asset has a recoverable value in excess of the carrying value.

As a result of declines in federal populations at our 910-bed Torrance County Detention Facility and 1,129-bed Cibola County Corrections Center, during the third quarter of 2017, we made the decision to consolidate offender populations into our Cibola facility in order to take advantage of efficiencies gained by consolidating populations into one facility.  We idled the Torrance facility in the fourth quarter of 2017 following the transfer of the offender population, and have begun to market the facility to other potential customers.  We can provide no assurance that we will be successful in securing a replacement contract.  We performed an impairment analysis of the Torrance facility, which had a net carrying value of $36.9 million as of December 31, 2017, and concluded that this asset has a recoverable value in excess of the carrying value.

On November 16, 2017, we announced that we had entered into a new contract with the Commonwealth of Kentucky Department of Corrections to house medium and close-security offenders at our previously idled 816-bed Lee Adjustment Center in Beattyville, Kentucky.  The new management contract commenced on November 19, 2017, and has an initial term expiring June 30, 2019, with two additional one-year extension options.  We expect to begin receiving offender populations under the new contract at the Lee facility toward the end of the first quarter of 2018, following a 120-day period to staff and prepare the facility to care for the offender population.  The Lee facility had a net carrying value of $10.4 million as of December 31, 2017, and had previously been idle since 2015.

Goodwill impairments.  As of December 31, 2017, we had $40.9 million of goodwill, established in connection with multiple business combination transactions.  We evaluate the recoverability of the carrying value of goodwill annually, in connection with our annual budgeting process, and whenever circumstances indicate the carrying value of goodwill may not be recoverable.  Under the provisions of Accounting Standards Codification 350, "Intangibles-Goodwill and Other," or ASC 350, we perform a qualitative assessment that may allow us to skip the annual two-step impairment test.  Under ASC 350, we have the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount.  If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary.  If the two-step impairment test is required, we determine the fair value of a reporting unit using a combination of various common valuation techniques, including market multiples and discounted cash flows.  By their nature, valuation techniques are subject to considerable judgment and require estimates of future cash flows as well as other factors, which are often difficult to predict.  Estimated fair values could change if there are changes in our capital structure, cost of debt, interest rates, capital expenditure levels, operating cash flows, or market capitalization. Accordingly, we may incur goodwill impairment charges in the future.

Revenue Recognition – Multiple-Element Arrangement. In September 2014, we agreed under an expansion of an existing IGSA between the city of Eloy, Arizona and ICE to provide residential space and services at our South Texas Family Residential Center.  The amended IGSA qualifies as a multiple-element arrangement under the guidance in Accounting Standards Codification 605, "Revenue Recognition," or ASC 605.  We evaluate each deliverable in an arrangement to determine whether it represents a separate unit of accounting.  The allocation of revenue to each element requires considerable judgment and estimations which could change in the future.  In October 2016, we entered into an amended IGSA that extended the term of the contract through September 2021.

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

Self-funded insurance reserves.  As of December 31, 2017 and 2016, we had $32.8 million and $29.8 million, respectively, in accrued liabilities for employee health, workers' compensation, and automobile insurance claims.  We are significantly self-insured for employee health, workers' compensation, and automobile liability insurance claims.  As such, our insurance expense is largely dependent on claims experience and our ability to control our claims.  We have consistently accrued the estimated liability for employee health insurance claims based on our history of claims experience and the estimated time lag between the incident date and the date we pay the claims.  We have accrued the estimated liability for workers' compensation claims based on an actuarial valuation of the outstanding liabilities, discounted to the net present value of the outstanding liabilities, using a combination of actuarial methods used to project ultimate losses, and our automobile insurance claims based on estimated development factors on claims incurred. The liability for employee health, workers' compensation, and automobile insurance includes estimates for both claims incurred and for claims incurred but not reported.  These estimates could change in the future.  It is possible that future cash flows and results of operations could be materially affected by changes in our assumptions, new developments, or by the effectiveness of our strategies.

Legal reserves.  As of December 31, 2017 and 2016, we had $7.8 million and $9.3 million, respectively, in accrued liabilities under the provisions of Accounting Standards Codification Subtopic 450-20, "Loss Contingencies," or ASC 450, related to certain claims and legal proceedings in which we are involved.  We have accrued our best estimate of the probable costs for the resolution of these claims and legal proceedings.  In addition, we are subject to current and potential future claims and legal proceedings for which little or no accrual has been reflected because our current assessment of the potential exposure is nominal.  These estimates have been developed in consultation with our General Counsel's office and, as appropriate, outside counsel handling these matters, and are based upon an analysis of potential results, assuming a combination of litigation and settlement strategies.  It is possible that future cash flows and results of operations could be materially affected by changes in our assumptions, new developments, or by the effectiveness of our litigation and settlement strategies.

RESULTS OF OPERATIONS

Our results of operations are impacted by the number of facilities we owned and managed, the number of facilities we managed but did not own, the number of facilities we leased to other operators, and the facilities we owned that were not in operation. The following table sets forth the changes in the number of facilities operated for the years ended December 31, 2017, 2016, and 2015.

	Effective Date	Owned and Managed	Managed Only	Leased	Total
Facilities as of December 31, 2014		49	12	3	64
Impairment of non-core assets	January 2015	(2)	—	—	(2)
Acquisition of four community corrections facilities in Pennsylvania	August 2015	—	—	4	4
Termination of the management contract for the Winn Correctional Center	September 2015	—	(1)	—	(1)
Termination of the contract at the Leo Chesney Correctional Center	October 2015	1	—	(1)	—
Acquisition of eleven community corrections facilities in Oklahoma (3), Texas (7), and Wyoming (1)	October 2015	11	—	—	11
Activation of the Trousdale Turner Correctional Center	December 2015	1	—	—	1
Facilities as of December 31, 2015		60	11	6	77
Acquisition of seven community corrections facilities in Colorado	April 2016	7	—	—	7
Lease of the North Fork Correctional Facility	May 2016	(1)	—	1	—
Acquisition of the Long Beach Community Corrections Center in California	June 2016	—	—	1	1
Facilities as of December 31, 2016		66	11	8	85
Acquisition of the Arapahoe Community Treatment Center in Colorado	January 2017	1	—	—	1
Expiration of the contract at the D.C. Correctional Treatment Facility in the District of Columbia	January 2017	(1)	—	—	(1)
Acquisition of the Stockton Female Community Corrections Facility in California	February 2017	—	—	1	1
Acquisition of the Oklahoma City Transitional Center in Oklahoma	June 2017	1	—	—	1
Combination of two existing facilities in Arizona into one complex	June 2017	(1)	—	—	(1)
Expiration of the contract at the Bartlett State Jail	June 2017	—	(1)	—	(1)
Termination of the lease at the Bridgeport Pre-Parole Transfer Facility	June 2017	—	—	(1)	(1)
Acquisition of the Oracle Transitional Center in Arizona	August 2017	1	—	—	1
Expiration of the contracts at three managed-only facilities in Texas	August 2017	—	(3)	—	(3)
Acquisition of a portfolio of leased properties	September 2017	—	—	4	4
Acquisition of three community corrections facilities in Colorado	November 2017	3	—	—	3
Facilities as of December 31, 2017		70	7	12	89

Year Ended December 31, 2017 Compared to the Year Ended December 31, 2016

During the year ended December 31, 2017, we generated net income of $178.0 million, or $1.50 per diluted share, compared with net income of $219.9 million, or $1.87 per diluted share, for the previous year.  Our financial results were impacted by several non-routine transactions, including the renegotiation of a contract at the South Texas Family Residential Center in the fourth quarter of 2016 that resulted in a decrease in revenue of $96.7 million at this facility in 2017 compared with 2016, income tax charges of $4.5 million resulting from the Tax Cuts and Jobs Act, or the TCJA, enacted in the fourth quarter of 2017, and restructuring charges of $4.0 million in the third quarter of 2016.  Each of these factors is described more fully hereafter.

Facility Operations

A key performance indicator we use to measure the revenue and expenses associated with the operation of the facilities we own or manage is expressed in terms of a compensated man-day, which represents the revenue we generate and expenses we incur for one offender for one calendar day.  Revenue and expenses per compensated man-day are computed by dividing facility revenue and expenses by the total number of compensated man-days during the period.  A compensated man-day represents a calendar day for which we are paid for the occupancy of an offender. We believe the measurement is useful because we are compensated for operating and managing facilities at an offender per-diem rate based upon actual or minimum guaranteed occupancy levels.  We also measure our ability to contain costs on a per-compensated man-day basis, which is largely dependent upon the number of offenders we accommodate.  Further, per compensated man-day measurements are also used to estimate our potential profitability based on certain occupancy levels relative to design capacity.  Revenue and expenses per compensated man-day for all of the operating facilities that we owned or managed, exclusive of those held for lease by third parties, were as follows for the years ended December 31, 2017 and 2016:

	For the Years Ended December 31,
	2017	2016
Revenue per compensated man-day	$73.14	$74.77
Operating expenses per compensated man-day:
Fixed expense	38.20	38.53
Variable expense	14.71	15.21
Total	52.91	53.74
Operating income per compensated man-day	$20.23	$21.03
Operating margin	27.7%	28.1%
Average compensated occupancy	79.6%	78.8%
Average available beds	80,903	83,882
Average compensated population	64,439	66,112

Fixed expenses per compensated man-day for the year ended December 31, 2017 include depreciation expense of $16.5 million and interest expense of $6.4 million in order to more properly reflect the cash flows associated with the lease at the South Texas Family Residential Center.  Fixed expenses per compensated man-day for the year ended December 31, 2016 include depreciation expense of $38.7 million and interest expense of $10.0 million associated with the lease at the South Texas Family Residential Center.

Revenue

Total revenue consists of revenue we generate in the operation and management of correctional, detention, and residential reentry facilities, as well as rental revenue generated from facilities we lease to third parties, and from our inmate transportation subsidiary, TransCor America, LLC, or TransCor. The following table reflects the components of revenue for the years ended December 31, 2017 and 2016 (in millions):

	For the Years Ended December 31,
	2017	2016	$ Change	% Change
Management revenue:
Federal	$839.9	$954.8	$(114.9)	(12.0%)
State	727.8	710.4	17.4	2.4%
Local	89.1	78.1	11.0	14.1%
Other	63.4	65.8	(2.4)	(3.6%)
Total management revenue	1,720.2	1,809.1	(88.9)	(4.9%)
Rental and other revenue	45.3	40.7	4.6	11.3%
Total revenue	$1,765.5	$1,849.8	$(84.3)	(4.6%)

The $88.9 million, or 4.9%, decrease in total management revenue was a result of a decrease in revenue of approximately $38.3 million driven by a decrease of 2.2% in average revenue per compensated man-day.  The decrease in management revenue was also a result of a decrease in revenue of approximately $50.6 million caused by a decrease in the average daily compensated population, as well as the revenue generated by one fewer day of operations due to leap year in 2016.  The decrease in average revenue per compensated man-day from 2016 to 2017 was primarily a result of the amended IGSA associated with the South Texas Family Residential Center, which became effective in the fourth quarter of 2016, as further described hereafter.  The decrease in average revenue per compensated man-day was partially offset by the effect of per diem increases at several of our other facilities.

Average daily compensated population decreased 1,673, or 2.5%, to 64,439 in 2017 compared to 66,112 in 2016. There were several notable factors that affected the average daily compensated population when comparing 2017 to 2016. Average daily compensated population during 2017 increased due to the activation in the third quarter of 2016 of the new contract to care for up to an additional 1,000 inmates at our newly expanded Red Rock Correctional Center, and the full activation of the newly constructed Trousdale Turner Correctional Center during 2016, both as further described hereafter.  Average daily compensated population in 2017 also increased due to two new contracts at our Northeast Ohio Correctional Center.  In December 2016, we announced a new contract award from ICE at the Northeast Ohio facility in order to assist ICE with their detention needs and, in the third quarter of 2017, we began receiving offender populations at the Northeast Ohio facility under a new contract with the state of Ohio, as further described hereafter.  Such average daily compensated population increases were offset by the decline in California inmates held in our out-of-state facilities, the expiration of our contract with the District of Columbia, or the District, at the D.C. Correctional Treatment Facility in the first quarter of 2017, the expiration of our contract with the BOP at our Eden Detention Center on April 30, 2017, and the expirations in the second and third quarters of 2017 of our contracts at four facilities that we managed for the state of Texas, all as further described hereafter. The expiration of our contract with the BOP at our Cibola County Corrections Center in October 2016 also resulted in a decrease in average daily compensated population in 2017.  While we signed a new contract in October 2016 to provide detention space and services at our Cibola facility to ICE for up to 1,116 detainees, the transition period from the BOP contract to the ICE contract and lower utilization by ICE resulted in a reduction in average daily compensated population at our Cibola facility in 2017 when compared to 2016.  Lower utilization by the United States Marshals Service, or USMS, and ICE at our Torrance County Detention Facility also contributed to the reduction in average daily compensated population and led to our idling the facility in the fourth quarter of 2017, as further described hereafter.

Business from our federal customers, including primarily the BOP, the USMS, and ICE, continues to be a significant component of our business.  Our federal customers generated approximately 48% and 52% of our total revenue for the years ended December 31, 2017 and 2016, respectively, decreasing $114.9 million, or 12.0%.  The decrease in federal revenues primarily resulted from the amended IGSA associated with the South Texas Family Residential Center, which became effective in the fourth quarter of 2016, the expiration of our contract with the BOP at our

Eden Detention Center on April 30, 2017, and the expiration of our contract with the BOP at our Cibola County Corrections Center in October 2016, net of revenue from the new contract with ICE at this facility.  The decrease in federal revenues was partially offset by the combined effect of per diem increases for several of our federal contracts and a net increase in federal populations at certain other facilities.

State revenues from contracts at correctional, detention, and residential reentry facilities that we operate increased 2.4% from 2016 to 2017.  The increase in state revenues was primarily a result of the full activation of the newly constructed Trousdale Turner Correctional Center during 2016, the activation of the expansion at our Red Rock Correctional Center in the third quarter of 2016, and the new contract with the state of Ohio at our Northeast Ohio Correctional Center. Per diem increases and a net increase in state populations at certain other facilities also contributed to the increase in state revenues. The increase in state revenues was partially offset by a decline in California inmates held in our out-of-state facilities, the expiration of our contract with the District at the D.C. Correctional Treatment Facility in the first quarter of 2017, and the expirations in the second and third quarters of 2017 of our contracts at four facilities that we managed for the state of Texas.

The $11.0 million, or 14.1%, increase in revenue from local authorities from 2016 to 2017 was primarily a result of acquisitions during 2016 and 2017 of multiple residential reentry centers, some of which partner with local agencies, as further described hereafter.  Also contributing to the increase in revenue from local authorities from 2016 to 2017 was the execution in July 2017 of a new three-year contract with the City of Mesa, Arizona to care for up to 200 offenders at our 4,128-bed Central Arizona Florence Correctional Complex.

Operating Expenses

Operating expenses totaled $1,249.5 million and $1,275.6 million for the years ended December 31, 2017 and 2016, respectively. Operating expenses consist of those expenses incurred in the operation and management of correctional, detention, and residential reentry facilities, as well as at facilities we lease to third-party operators, and for TransCor.

Expenses incurred in connection with the operation and management of correctional, detention, and residential reentry facilities decreased $30.2 million, or 2.4% during 2017 compared with 2016.  There were several notable factors that affected operating expenses when comparing 2017 with 2016.  The amended IGSA associated with the South Texas Family Residential Center, which lowered the cost structure effective in the fourth quarter of 2016, the expiration of our contract with the District at the D.C. Correctional Treatment Facility in the first quarter of 2017,  the expiration of our contract with the BOP at our Eden Detention Center in the second quarter of 2017, the expirations in the second and third quarters of 2017 of our contracts at four facilities that we managed for the state of Texas, and the idling of our Torrance County Detention facility in the fourth quarter of 2017 all contributed to a decrease in operating expenses.  The decrease in operating expenses was partially offset primarily by the activation of the expansion at our Red Rock Correctional Center in the third quarter of 2016 and the additional expenses resulting from the new contracts with ICE and the state of Ohio at our Northeast Ohio Correctional Center. Additional factors affecting operating expenses included the one fewer day of operations due to leap year in 2016, the additional expenses resulting from the full activation of the newly constructed Trousdale Turner Correctional Center during 2016, and the additional expenses resulting from acquisitions of multiple residential reentry centers during 2016 and 2017.

Total expenses per compensated man-day decreased to $52.91 during the year ended December 31, 2017 from $53.74 during the year ended December 31, 2016.  Fixed expenses per compensated man-day for 2017 and 2016 include depreciation expense of $16.5 million and $38.7 million, respectively, and interest expense of $6.4 million and $10.0 million, respectively, in order to more properly reflect the cash flows associated with the lease at the South Texas Family Residential Center.  Fixed expenses and variable expenses per compensated man-day decreased from 2016 to 2017 primarily as a result of the amended IGSA which lowered the cost structure associated with the South Texas Family Residential Center effective in the fourth quarter of 2016, as further described hereafter.

As the economy has improved and the nation's unemployment rate has declined, we have experienced wage pressures in certain markets across the country, and have provided wage increases to remain competitive.  These wage pressures (among other factors) contributed to the decline in operating margins during 2017 compared to 2016, as salaries expense per compensated man-day increased 4.5%, excluding the impact of the aforementioned contract modification at the South Texas Family Residential Center.  We continually monitor compensation levels very closely along with overall economic conditions and will set wage levels necessary to help ensure the long-term success of our business.  Salaries and benefits represent the most significant component of our operating expenses, representing approximately 60% and 59% of our total operating expenses during 2017 and 2016, respectively.

Facility Management Contracts

We enter into facility contracts to provide prison bed capacity and management services to governmental entities for terms typically ranging from three to five years, with additional renewal periods at the option of the contracting governmental agency. Accordingly, a substantial portion of our facility contracts are scheduled to expire each year, notwithstanding contractual renewal options that a government agency may exercise. Although we generally expect these customers to exercise renewal options or negotiate new contracts with us, one or more of these contracts may not be renewed by the corresponding governmental agency.

Based on information available as of the date of this filing, we believe we will renew all material contracts that have expired or are scheduled to expire within the next twelve months.  We believe our renewal rate on existing contracts remains high due to a variety of reasons including, but not limited to, the constrained supply of available beds within the U.S. correctional system, our ownership of the majority of the beds we operate, and the cost effectiveness of the services we provide.  However, we cannot assure we will continue to achieve such renewal rates in the future.

The operation of the facilities we own carries a higher degree of risk associated with a facility contract than the operation of the facilities we manage but do not own because we incur significant capital expenditures to construct, renovate or acquire facilities we own.  Additionally, correctional and detention facilities have limited or no alternative use.  Therefore, if a contract is terminated at a facility we own, we continue to incur certain operating expenses, such as real estate taxes, utilities, and insurance, which we would not incur if a management contract were terminated for a managed-only facility.  As a result, revenue per compensated man-day is typically higher for facilities we own and manage than for managed-only facilities.  Because we incur higher expenses, such as repairs and maintenance, real estate taxes, and insurance, on the facilities we own and manage, our cost structure for facilities we own and manage is also higher than the cost structure for the managed-only facilities.  The following tables display the revenue and expenses per compensated man-day for the facilities placed into service that we own and manage and for the facilities we manage but do not own, which we believe is useful information for our financial statement users:

	For the Years Ended December 31,
	2017	2016
Owned and Managed Facilities:
Revenue per compensated man-day	$78.87	$82.76
Operating expenses per compensated man-day:
Fixed expense	40.02	41.44
Variable expense	15.20	16.19
Total	55.22	57.63
Operating income per compensated man-day	$23.65	$25.13
Operating margin	30.0%	30.4%
Average compensated occupancy	77.1%	75.6%
Average available beds	68,918	69,984
Average compensated population	53,148	52,942

	For the Years Ended December 31,
	2017	2016
Managed Only Facilities:
Revenue per compensated man-day	$46.16	$42.62
Operating expenses per compensated man-day:
Fixed expense	29.65	26.81
Variable expense	12.38	11.29
Total	42.03	38.10
Operating income per compensated man-day	$4.13	$4.52
Operating margin	8.9%	10.6%
Average compensated occupancy	94.2%	94.8%
Average available beds	11,985	13,898
Average compensated population	11,291	13,170

Owned and Managed Facilities

Total revenue from our owned and managed facilities decreased $73.7 million, or 4.6%, from $1,603.7 million in 2016 to $1,530.0 million in 2017.  Facility net operating income, or the operating income or loss from operations before interest, taxes, asset impairments, depreciation and amortization, at our owned and managed facilities decreased by $53.8 million, from $535.6 million in 2016 to $481.8 million in 2017, a decrease of 10.0%.  Facility net operating income at our owned and managed facilities in 2017 was unfavorably impacted by the amended IGSA associated with the South Texas Family Residential Center, which became effective in the fourth quarter of 2016, as further described hereafter.  The aggregate depreciation and interest expense associated with the lease at the South Texas Family Residential Center in the years ended December 31, 2017 and 2016, totaling $22.9 million and $48.7 million, respectively, are not included in these facility net operating income amounts, but are included in the per compensated man-day statistics.

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

During the years ended December 31, 2017 and 2016, we recognized $170.6 million and $267.3 million, respectively, in total revenue associated with the South Texas Family Residential Center.  The original IGSA with ICE had a favorable impact on the revenue and net operating income of our owned and managed facilities during 2016, with more favorable operating margin percentages than those of our average owned and managed facilities.  Under terms of the amended IGSA entered into in October 2016, the revenues generated at the South Texas Family Residential Center declined and operating margin percentages at the facility became more comparable to those of our average owned and managed facilities, resulting in a material reduction to our facility net operating income in 2017.

Numerous lawsuits, to which we are not a party, have challenged the government's policy of detaining migrant families, and government policies with respect to family immigration may impact the demand for the South Texas Family Residential Center.  Any court decision or government action that impacts our existing contract for the South Texas Family Residential Center could materially affect our cash flows, financial condition, and results of operations.

In December 2015, we announced that we were awarded a new contract from the Arizona Department of Corrections, or ADOC, to care for up to an additional 1,000 medium-security inmates at our Red Rock facility, bringing the contracted bed capacity to 2,000 inmates.  The new management contract contains an initial term of ten years, with two five-year renewal options upon mutual agreement and provides for an occupancy guarantee of 90% of the contracted beds.  The government partner included the occupancy guarantee in its request for proposal in order to guarantee its access to the beds.  In connection with the new award, we expanded our Red Rock facility to a design capacity of 2,024 beds and added additional space for inmate reentry programming.  We began receiving inmates under the new contract during the third quarter of 2016.  The new contract generated $18.7 million of incremental revenue during 2017 when compared to 2016.

During the first quarter of 2015, the adult inmate population held in state of California institutions first met a Federal court order to reduce inmate populations below 137.5% of its capacity.  Inmate populations in the state continued to decline below the court ordered capacity limit which has resulted in declining inmate populations in the out-of-state program at facilities we own and operate.  As of December 31, 2017, the adult inmate population held in state of California institutions remained in compliance with the Federal court order at approximately 134.6% of capacity, or approximately 114,500 inmates, which did not include the California inmates held in our out-of-state facilities, compared with 114,000 inmates at December 31, 2016.  During the years ended December 31, 2017 and 2016, we cared for an average daily population of approximately 4,400 and 4,900 California inmates, respectively, in facilities outside the state as a partial solution to the State's overcrowding.  This decline in population, along with the revenue impact of one fewer day of operations due to leap year in 2016, resulted in a decrease in revenue of $9.3 million from the year ended December 31, 2016 to the year ended December 31, 2017.

Approximately 6% of our total revenue for both the years ended December 31, 2017 and 2016 was generated from the California Department of Corrections and Rehabilitation, or CDCR, in facilities housing inmates outside the state of California.

On January 10, 2018, the Governor of California issued a proposed budget for fiscal 2018-2019.  The proposed budget contemplates that the continued implementation of initiatives to reduce prison populations will allow the CDCR to eliminate the use of out-of-state contract beds.  Current estimates include the removal of all inmates from one of our two out-of-state facilities by the end of fiscal 2017-2018.  As the impact of the initiatives grows, the CDCR anticipates the removal of inmates from our other out-of-state facility by fall 2019.  Although the proposed budget acknowledges that estimates of population reductions are subject to considerable uncertainty, the complete removal by the CDCR of all inmates from our out-of-state facilities could have a material adverse effect on our financial position, results of operations, and cash flows.

During the fourth quarter of 2015, we completed construction of our 2,552-bed Trousdale Turner Correctional Center.  While we began housing state of Tennessee inmates at the facility in January 2016, occupancy at the facility increased throughout the year, leading to an increase in revenue of $18.4 million from the year ended December 31, 2016 to the year ended December 31, 2017.  However, we have not yet stabilized the financial operations of this facility due to a competitive job market in the surrounding area.  We have incurred incremental expenses for wage increases, various incentive plans, recruiting efforts, and other costs which has had an impact on the facility operating margin.  Until operations are stabilized, we may continue to incur these incremental expenses.

On April 11, 2017, we announced that we contracted with the state of Ohio to care for up to an additional 996 offenders at our 2,016-bed Northeast Ohio Correctional Center.  The initial term of the contract continues through June 2032 with unlimited renewal options, subject to appropriations and mutual agreement.  We began receiving offender populations at the Northeast Ohio facility from the state of Ohio in the third quarter of 2017, with full contract utilization expected by the end of the first quarter of 2018.  On December 31, 2017, we cared for approximately 680 offenders from the state of Ohio, 650 detainees from the USMS, and approximately 270 detainees from ICE at our Northeast Ohio facility.  Total revenue at the Northeast Ohio facility increased by $10.7 million from the year ended December 31, 2016 to the year ended December 31, 2017.

Our contract with the District at the D.C. Correctional Treatment Facility expired in the first quarter of 2017.  The District assumed operation of the facility in January 2017.  Total revenue decreased $17.6 million at this facility from 2016 to 2017.  We incurred a facility net operating loss of $0.5 million during the first quarter of 2017.  We incurred a facility net operating loss of $0.1 million during the full year ended December 31, 2016.  Our investment in the direct financing lease with the District also expired in the first quarter of 2017.  Upon expiration of the lease, ownership of the facility automatically reverted to the District.

On April 30, 2017, our contract with the BOP at our Eden Detention Center expired and was not renewed.  Total revenue decreased $23.7 million at this facility from 2016 to 2017.  During the time the facility was active in 2017, we generated facility net operating income of $1.9 million and we generated facility net operating income of $9.1 million for the full year ended December 31, 2016.

As a result of declines in federal populations at our 910-bed Torrance County Detention Facility and 1,129-bed Cibola County Corrections Center, during the third quarter of 2017, we made the decision to consolidate offender populations into our Cibola facility in order to take advantage of efficiencies gained by consolidating populations into one facility.  We idled the Torrance facility in the fourth quarter of 2017 following the transfer of the offender population, and have begun to market the facility to other potential customers.  During the years ended December 31, 2017 and 2016, we incurred facility net operating losses of $2.3 million and $4.0 million, respectively, at the Torrance facility.

The following acquisitions in 2016 and 2017 have positively impacted our current facility operating income and our diversification strategy:

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

•

On January 1, 2017, we acquired Arapahoe Community Treatment Center, or ACTC, a 135-bed residential reentry center in Englewood, Colorado, which we integrated with the operations of our existing Colorado residential reentry centers;

•

On June 1, 2017, we acquired the real estate operated by Center Point, Inc., or Center Point, a California-based non-profit organization.  We consolidated a portion of Center Point's operations into our preexisting residential reentry portfolio and assumed ownership and operations of the Oklahoma City Transitional Center, a 200-bed residential reentry center in Oklahoma City, Oklahoma;

•

On August 1, 2017, we acquired New Beginnings Treatment Center, Inc., or NBTC, an Arizona-based community corrections company, along with the real estate used in the operation of NBTC's business from an affiliate of NBTC.  In connection with the NBTC acquisition, we assumed a contract with the BOP to provide reentry services to male and female adults at the 92-bed Oracle Transitional Center located in Tucson, Arizona; and

•

On November 1, 2017, we acquired Time to Change, Inc., or TTC, a Colorado-based community corrections company.  In connection with the acquisition, we assumed contracts with Adams County, Colorado to provide reentry services to male and female adults in three facilities located in Colorado containing a total of 422 beds.

We acquired these 13 facilities as strategic investments that further expand the network of reentry assets we own and the services we provide.  Total revenue generated from the 13 facilities during the year ended December 31, 2017 totaled $19.5 million compared with $9.7 million of revenue generated during the year ended December 31, 2016, an increase of $9.8 million from the continued expansion of our residential reentry services.

Managed-Only Facilities

Total revenue at our managed-only facilities decreased $15.2 million, from $205.4 million in 2016 to $190.2 million in 2017.  Revenue per compensated man-day increased 8.3%, to $46.16 in 2017 from $42.62 in 2016.  Operating expenses per compensated man-day increased to $42.03 in 2017 from $38.10 in 2016. Facility net operating income at our managed-only facilities decreased $4.8 million, from $21.8 million in 2016 to $17.0 million in 2017. During 2017 and 2016, managed-only facilities generated 3.4% and 3.9% respectively, of our total facility net operating income.  We expect the managed-only business to remain competitive and we will only pursue opportunities for managed-only business where we are sufficiently compensated for the risk associated with this competitive business. Further, we may terminate existing contracts from time to time when we are unable to achieve per diem increases that offset increasing expenses and enable us to maintain safe, effective operations.

During the third quarter of 2016, the Texas Department of Criminal Justice, or TDCJ, solicited proposals for the rebid of four facilities we managed for the state of Texas.  The managed-only contracts for these four facilities were scheduled to expire in August 2017.  On March 31, 2017, the TDCJ notified us that, in light of the current economic climate as well as the fiscal constraints and budget outlook for the TDCJ for the next biennium, the TDCJ would not be awarding the contract for the Bartlett State Jail, one of the facilities included in the rebid process.  During the first quarter of 2017, we wrote-off $0.3 million of goodwill associated with this managed-only facility.  In collaboration with the TDCJ, the decision was made to close the Bartlett facility on June 24, 2017.  During the third quarter of 2017, the TDCJ notified us that it selected other operators for the management of the three remaining managed-only facilities that were subject to the rebid.  We successfully transferred operations of these facilities to the other operators upon expiration of the contracts.  The four facilities we managed for the state of Texas had a total capacity of 5,129 beds and generated total revenue and a facility net operating loss of $30.4 million and $0.2 million, respectively, during the time they were active in 2017, and total revenue and net operating income of $49.9 million and $2.3 million, respectively, for the year ended December 31, 2016.  The termination of the contracts with the TDCJ contributed to the increase in revenue and expenses per compensated man-day, as the per diem and operating expense structure associated with these contracts were substantially lower than our remaining managed-only portfolio.

Other Portfolio-Related Activity

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

On June 10, 2016, we acquired a residential reentry center in Long Beach, California from a privately held owner.  The 112-bed facility is leased to a third-party operator under a triple net lease agreement that extends through June 2020 and includes one five-year lease extension option.  In addition, on February 10, 2017, we acquired the Stockton Female Community Corrections Facility, a 100-bed residential reentry center in Stockton, California.  The 100-bed facility is leased to a third-party operator under a triple net lease agreement that extends through April 2021 and includes one five-year lease extension option.  Both third-party operators separately contract with the CDCR to provide rehabilitative and reentry services to residents at the leased facilities.  We acquired the facilities in the real estate–only transactions as strategic investments that further expand our network of residential reentry centers.  During the third quarter of 2017, we acquired a portfolio of four properties, including a 230-bed residential reentry center leased to the state of Georgia and three properties in North Carolina and Georgia leased to the General Services Administration, or GSA, an independent agency of the United States government, two of which are occupied by the Social Security Administration, or SSA, and one of which is occupied by the Internal Revenue Service, or IRS.  We currently expect these six properties to generate total annual revenue of approximately $2.0 million.

General and administrative expense

For the years ended December 31, 2017 and 2016, general and administrative expenses totaled $107.8 million and $107.0 million, respectively.  General and administrative expenses consist primarily of corporate management salaries and benefits, professional fees, including those associated with mergers and acquisitions, or M&A, and other administrative expenses.  An increase in incentive compensation and M&A expenses during 2017 compared to 2016, was largely offset by a reduction in general and administrative expenses resulting from a restructuring of our corporate operations announced during the third quarter of 2016.

Depreciation and Amortization

For the years ended December 31, 2017 and 2016, depreciation and amortization expense totaled $147.1 million and $166.7 million, respectively.  Our lease agreement with the third-party lessor associated with the 2,400-bed South Texas Family Residential Center resulted in our being deemed the owner of the constructed assets for accounting purposes, in accordance with ASC 840-40-55, formerly Emerging Issues Task Force No. 97-10, "The Effect of Lessee Involvement in Asset Construction".  Accordingly, our balance sheet reflects the costs attributable to the building assets constructed by the third-party lessor, which, beginning in the second quarter of 2015, began depreciating over the remainder of the four-year term of the original lease.  Depreciation expense for the constructed assets at this facility was $16.5 million and $38.7 million during the years ended December 31, 2017 and 2016, respectively.  As previously described herein, we modified our lease agreement with the third-party lessor of the facility in October 2016, which resulted in a reduced monthly lease rate effective in November 2016 and extended the term of the contract resulting in a reduction in depreciation expense during 2017 compared to prior periods.

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

Interest expense, net

Interest expense was reported net of interest income and capitalized interest for the years ended December 31, 2017 and 2016.  Gross interest expense, net of capitalized interest, was $69.5 million and $68.9 million for 2017 and 2016, respectively.  Gross interest expense is based on outstanding borrowings under our $900.0 million revolving credit facility, or revolving credit facility, our outstanding Incremental Term Loan, or Term Loan, and our outstanding senior notes, as well as the amortization of loan costs and unused facility fees.  We also incur interest expense associated with the lease of the South Texas Family Residential Center, in accordance with ASC 840-40-55.  Interest expense associated with the lease of this facility was $6.4 million and $10.0 million during the years ended December 31, 2017 and 2016, respectively.  As previously described herein, we modified our lease agreement with the third-party lessor of the facility in October 2016, which resulted in a reduced monthly lease rate effective in November 2016 and extended the term of the contract.  The decrease in interest expense that primarily resulted from the reduction in expense associated with the lease of the South Texas Family Residential Center was partially offset by an increase in the London Interbank Offered Rate, or LIBOR, and the higher interest expense associated with the new senior notes offering issued in October 2017, as further described hereafter.

We have benefited from relatively low interest rates on our revolving credit facility, which is largely based on LIBOR.  Based on our total leverage ratio, loans under our revolving credit facility during 2016 and 2017 were at the base rate plus a margin of 0.50% or at LIBOR plus a margin of 1.50%, and a commitment fee equal to 0.35% of the unfunded balance.  Interest rates under the Term Loan are the same as the interest rates under our revolving credit facility.

On October 13, 2017, we completed the offering of $250.0 million aggregate principal amount of 4.75% senior notes due October 15, 2027.  We used net proceeds from the offering to pay down a portion of our revolving credit facility which had a variable weighted average interest rate of 3.1% at December 31, 2017.  While our interest expense is expected to increase in the future as a result of this refinancing, we reduced our exposure to variable rate debt, extended our weighted average maturity, and increased the availability of borrowings under our revolving credit facility.

Gross interest income was $1.0 million and $1.1 million for the years ended December 31, 2017 and 2016, respectively. Gross interest income is earned on notes receivable, investments, and cash and cash equivalents.  There was no interest capitalized during the year ended December 31, 2017.  Capitalized interest was $0.6 during the year ended December 31, 2016.  Capitalized interest in 2016 was primarily associated with the expansion project at our Red Rock Correctional Center.

Income tax expense

As a REIT, we are entitled to a deduction for dividends paid, resulting in a substantial reduction in the amount of federal income tax expense we recognize.  Substantially all of our income tax expense is incurred based on the earnings generated by our TRSs.  Our overall effective tax rate is estimated based on the current projection of taxable income primarily generated by our TRSs.  Our consolidated effective tax rate could fluctuate in the future based on changes in estimates of taxable income, the relative amounts of taxable income generated by the TRSs and the REIT, the implementation of additional tax planning strategies, changes in federal or state tax rates or laws affecting tax credits available to us, changes in other tax laws, changes in estimates related to uncertain tax positions, or changes in state apportionment factors, as well as changes in the valuation allowance applied to our deferred tax assets that are based primarily on the amount of state net operating losses and tax credits that could expire unused.

During the years ended December 31, 2017 and 2016, our financial statements reflected an income tax expense of $13.9 million and $8.3 million, respectively.  Our effective tax rate was 7.2% and 3.6% during the years ended December 31, 2017 and 2016, respectively.  The TCJA, enacted December 22, 2017, reduces the U.S. federal corporate tax rate from 35% to 21%, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred, and creates new taxes on certain foreign-sourced earnings.  However, the TCJA does not change the dividends paid deduction applicable to REITs and, therefore, we generally will not be subject to federal income taxes on our REIT taxable income and gains that we distribute to our stockholders.  As a result of changes in the U.S. federal corporate tax rates resulting from the TCJA, during the fourth quarter of 2017, we re-measured certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 21%.  We recognized $4.5 million, which is included as a component of income tax expense, for the revaluation of deferred tax assets and liabilities and other taxes associated with the TCJA.

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

Revenue

Total revenue consists of revenue we generate in the operation and management of correctional, detention, and residential reentry facilities, as well as rental revenue generated from facilities we lease to third parties, and from our inmate transportation subsidiary. The following table reflects the components of revenue for the years ended December 31, 2016 and 2015 (in millions):

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

Average daily compensated population was consistent from 2015 to 2016.  However, there were several notable offsetting factors that affected the average daily compensated population when comparing 2015 to 2016.  Average compensated population in 2016 was positively affected by the acquisition of Avalon Correctional Services, Inc., or Avalon, in the fourth quarter of 2015, the acquisition of CMI in the second quarter of 2016, and the activation of the Trousdale Turner Correctional Center in the fourth quarter of 2015.  We began housing state of Tennessee inmates at the Trousdale facility in January 2016.  Average compensated population was also positively affected by the full activation of the South Texas Family Residential Center in the second quarter of 2015.  Average compensated population in 2016 was negatively affected by the expiration of our contract with the BOP at our Northeast Ohio Correctional Center effective May 31, 2015, and the decline in California inmates held in our out-of-state facilities, both as further described hereafter.  Average compensated population was also negatively affected by the decline in offender populations within the state of Colorado and the expiration of our managed-only contract at the Winn Correctional Facility effective September 30, 2015, both as further described hereafter.

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

State revenues from contracts at correctional, detention, and residential reentry facilities that we operate decreased 2.0% from 2015 to 2016 primarily as a result of a decline in California inmates held in our out-of-state facilities.  In addition, the decrease in state revenues was a result of the expiration of our managed-only contract with the state of Louisiana at the state-owned Winn Correctional Facility effective September 30, 2015.  The decline in offender populations within the state of Colorado also contributed to the decrease in state revenues.  The decrease in state revenues was partially offset by the revenue generated at our newly activated Trousdale Turner Correctional Center, and as a result of the acquisitions of Avalon's eleven community corrections facilities in the fourth quarter of 2015 and CMI's seven community corrections facilities in the second quarter of 2016, each as further described hereafter.  The acquisition of CMI also contributed to the $12.4 million, or 18.9%, increase in the revenue from local authorities from 2015 to 2016.

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

Expenses incurred in connection with the operation and management of correctional, detention, and residential reentry facilities increased $23.6 million, or 1.9% during 2016 compared with 2015.  The increase in operating expenses was primarily a result of the activation of the Trousdale Turner Correctional Center in the fourth quarter of 2015, and the acquisitions of Avalon and CMI.  The one additional day of operations due to leap year in 2016 also contributed to the increase in operating expenses.  The increase in operating expenses was partially offset by a reduction in expenses resulting from the expiration of our BOP contract at our Northeast Ohio Correctional Center effective May 31, 2015 and the expiration of our managed-only contract with the state of Louisiana at the state-owned Winn Correctional Facility effective September 30, 2015.  In addition, the increase in operating expenses was partially offset by a reduction in expenses that resulted from idling our Kit Carson Correctional Center in the third quarter of 2016, as further described hereafter, and from idling our North Fork Correctional Facility in the fourth quarter of 2015.  We idled the North Fork facility as a result of a decline in California inmates held in our out-of-state program.  In May 2016, we announced that we leased the North Fork Correctional Facility to the ODOC.  The lease agreement commenced on July 1, 2016.

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

The following tables display the revenue and expenses per compensated man-day for the facilities placed into service that we own and manage and for the facilities we manage but do not own, which we believe is useful to our financial statement users:

	For the Years Ended December 31,
	2016	2015
Owned and Managed Facilities:
Revenue per compensated man-day	$82.76	$81.32
Operating expenses per compensated man-day:
Fixed expense	41.44	40.55
Variable expense	16.19	16.16
Total	57.63	56.71
Operating income per compensated man-day	$25.13	$24.61
Operating margin	30.4%	30.3%
Average compensated occupancy	75.6%	79.9%
Average available beds	69,984	65,073
Average compensated population	52,942	52,007

	For the Years Ended December 31,
	2016	2015
Managed Only Facilities:
Revenue per compensated man-day	$42.62	$41.18
Operating expenses per compensated man-day:
Fixed expense	26.81	26.38
Variable expense	11.29	10.53
Total	38.10	36.91
Operating income per compensated man-day	$4.52	$4.27
Operating margin	10.6%	10.4%
Average compensated occupancy	94.8%	93.7%
Average available beds	13,898	15,048
Average compensated population	13,170	14,104

Owned and Managed Facilities

Facility net operating income increased by $29.9 million, from $505.7 million in 2015 to $535.6 million in 2016, an increase of 5.9%.  Facility net operating income at our owned and managed facilities in 2016 was favorably impacted by the full activation of the South Texas Family Residential Center.  The aforementioned $48.7 million and $38.4 million aggregate depreciation and interest expense associated with the lease at the South Texas Family Residential Center in the years ended December 31, 2016 and 2015, respectively, are not included in the facility net operating income amounts reported above, but are included in the per compensated man-day statistics.

In September 2014, we announced that we agreed to an expansion of an existing IGSA between the city of Eloy, Arizona and ICE to house up to 2,400 individuals at the South Texas Family Residential Center, a facility we lease in Dilley, Texas.  The services provided under the original amended IGSA commenced in the fourth quarter of 2014 and had an original term of up to four years.  In October 2016, we entered into an amended IGSA that provided for a new, lower fixed monthly payment that commenced in November 2016, and extended the term of the contract through September 2021.

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

During the first quarter of 2015, the adult inmate population held in state of California institutions first met a Federal court order to reduce inmate populations below 137.5% of its capacity.  Inmate populations in the state continued to decline below the court ordered capacity limit which resulted in declining inmate populations in the out-of-state program at facilities we own and operate.  As of December 31, 2016, the adult inmate population held in state of California institutions remained in compliance with the Federal court order at approximately 134.0% of capacity, or approximately 114,000 inmates, which did not include the California inmates held in our out-of-state facilities.  During the years ended December 31, 2016 and 2015, we housed an average daily population of approximately 4,900 and 7,300 California inmates, respectively, in facilities outside the state as a partial solution to the State's overcrowding.  This decline in population, net of the revenue generated by one additional day of operations due to leap year in 2016, resulted in a decrease in revenue of $57.1 million from the year ended December 31, 2015 to the year ended December 31, 2016.

Approximately 6% and 10% of our total revenue for the years ended December 31, 2016 and 2015, respectively, was generated from the CDCR in facilities housing inmates outside the state of California.

During December 2014, the BOP announced that it elected not to renew its contract with us at our owned and managed 2,016-bed Northeast Ohio Correctional Center.  The contract with the BOP at this facility expired on May 31, 2015.  Facility net operating income decreased by $9.8 million from the year ended December 31, 2015 to the year ended December 31, 2016 as a result of this reduction in inmate population.  In December 2016, we announced a new contract award from ICE at the Northeast Ohio facility in order to assist ICE with their current detention needs.  The new contract contained an initial term expiring March 31, 2017, with three six-month renewal periods at the option of ICE.

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

Other Portfolio-Related Activity

On August 27, 2015, we acquired four community corrections facilities from a privately held owner of community corrections facilities and other government leased assets. The four acquired community corrections facilities have a capacity of approximately 600 beds and are leased to The GEO Group, Inc., or GEO, under triple net lease agreements that extend through July 2019 and include multiple five-year lease extension options.  GEO separately contracts with the Pennsylvania Department of Corrections and the Philadelphia Prison System to provide rehabilitative and reentry services to residents and inmates at the leased facilities.  We acquired the four facilities in the real estate-only transaction as a strategic investment that expands our investment in residential reentry facilities.

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

On June 10, 2016, we acquired a residential reentry facility in Long Beach, California from a privately held owner.  The 112-bed facility is leased to GEO under a triple net lease agreement that extends through June 2020 and includes one five-year lease extension option.  GEO separately contracts with the CDCR to provide rehabilitative and reentry services to residents at the leased facility.  We acquired the facility in the real estate–only transaction as a strategic investment that further expands our investment in residential reentry facilities.

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

Depreciation and Amortization

For the years ended December 31, 2016 and 2015, depreciation and amortization expense totaled $166.7 million and $151.5 million, respectively.  Our depreciation and amortization expense increased as a result of completion of construction of the 2,400-bed South Texas Family Residential Center in the second quarter of 2015.  Prior to the second quarter of 2015, residents had been housed in pre-existing housing units on the property.  In accordance with ASC 840-40-55, we incurred depreciation expense for the constructed assets at this facility of $38.7 million and $29.9 million during the years ended December 31, 2016 and 2015, respectively.  Depreciation expense also increased in 2016 due to the completion of the Trousdale Turner Correctional Center construction project in the fourth quarter of 2015.

Interest expense, net

Interest expense was reported net of interest income and capitalized interest for the years ended December 31, 2016 and 2015.  Gross interest expense, net of capitalized interest, was $68.9 million and $51.8 million for 2016 and 2015, respectively.  Gross interest expense was based on outstanding borrowings under our revolving credit facility, our outstanding Term Loan, and our outstanding senior notes, as well as the amortization of loan costs and unused facility fees.  We also incur interest expense associated with the lease of the South Texas Family Residential Center, in accordance with ASC 840-40-55.  Our interest expense increased in 2016 as a result of completion of construction of the 2,400-bed South Texas Family Residential Center in the second quarter of 2015.  Interest expense associated with the lease of this facility was $10.0 million and $8.5 million during the years ended December 31, 2016 and 2015, respectively.

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

In October 2015, we obtained a $100.0 million Term Loan under the "accordion" feature of our revolving credit facility.  Interest rates under the Term Loan are the same as the interest rates under our revolving credit facility, except that the interest rate on the Term Loan was at a base rate plus a margin of 0.50% or at LIBOR plus a margin of 1.75% during the first two fiscal quarters following closing of the Term Loan.  We used net proceeds from the Term Loan to pay down a portion of our revolving credit facility.  The Term Loan has a maturity of July 2020, with scheduled principal payments in years 2016 through 2020.

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

Gross interest income was $1.1 million and $2.1 million for the years ended December 31, 2016 and 2015, respectively.  Gross interest income was earned on a direct financing lease, notes receivable, investments, and cash and cash equivalents.  Capitalized interest was $0.6 million and $5.5 million during the years ended December 31, 2016 and 2015, respectively.  Capitalized interest decreased as a result of the completion of the Otay Mesa Detention Center and the Trousdale Turner Correctional Center construction projects in the fourth quarter of 2015.  Capitalized interest in 2016 was primarily associated with the expansion project at our Red Rock Correctional Center.

Income tax expense

During the years ended December 31, 2016 and 2015, our financial statements reflected an income tax expense of $8.3 million and $8.4 million, respectively.  Our effective tax rate was 3.6% during both the years ended December 31, 2016 and 2015.  As a REIT, we are entitled to a deduction for dividends paid, resulting in a substantial reduction in the amount of federal income tax expense we recognize.  Substantially all of our income tax expense is incurred based on the earnings generated by our TRSs.  Our overall effective tax rate is estimated based on the current projection of taxable income primarily generated by our TRSs.

LIQUIDITY AND CAPITAL RESOURCES

Our principal capital requirements are for working capital, stockholder distributions, capital expenditures, and debt service payments.  Capital requirements may also include cash expenditures associated with our outstanding commitments and contingencies, as further discussed in the notes to our financial statements.  Additionally, our capital expenditures may include M&A activities that will enable us to further expand our network of residential reentry centers, grow our portfolio of government-leased properties, and acquire other businesses that provide complementary services. We will continue to pursue opportunities to help our government partners meet their infrastructure needs, primarily through the development and redevelopment of criminal justice sector assets, but also by acquiring other real estate assets with a bias toward those used to provide mission-critical governmental services, that we believe have favorable investment returns, diversify our cash flows, and increase value to our stockholders.  We will also respond to customer demand and may develop or expand correctional and detention facilities when we believe potential long-term returns justify the capital deployment.

To maintain our qualification as a REIT, we generally are required to distribute annually to our stockholders at least 90% of our REIT taxable income (determined without regard to the dividends paid deduction and excluding net capital gains). Our REIT taxable income will not typically include income earned by our TRSs except to the extent our TRSs pay dividends to the REIT.  Our Board of Directors declared a quarterly dividend of $0.42 for each quarter of 2017 totaling $199.8 million. The amount, timing and frequency of future distributions will be at the sole discretion of our Board of Directors and will be declared based upon various factors, many of which are beyond our control, including our financial condition and operating cash flows, limitations under our debt covenants, the amount required to maintain qualification and taxation as a REIT and to reduce any income and excise taxes that we otherwise would be required to pay, limitations on distributions in our existing and future debt instruments, limitations on our ability to fund distributions using cash generated through our TRSs, alternative growth opportunities that require capital deployment, and other factors that our Board of Directors may deem relevant.

As of December 31, 2017, our liquidity was provided by cash on hand of $52.2 million, and $694.1 million available under our revolving credit facility.  Our liquidity was further increased by the pay-down of our revolving credit facility with net proceeds from the issuance of $250.0 million, 4.75% unsecured notes on October 13, 2017.  During the years ended December 31, 2017 and 2016, we generated $341.3 million and $375.4 million, respectively, in cash through operating activities, and as of December 31, 2017, we had net working capital of $36.7 million.  We currently expect to be able to meet our cash expenditure requirements for the next year utilizing these resources. We have no debt maturities until April 2020.

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

Debt and equity

On October 13, 2017, we completed the offering of $250.0 million aggregate principal amount of unsecured notes with a fixed stated interest rate of 4.75%, due October 15, 2027.  We used net proceeds from the offering to pay down a portion of our revolving credit facility, for working capital and other general corporate purposes.

As of December 31, 2017, we had $350.0 million principal amount of unsecured notes outstanding with a fixed stated interest rate of 4.625%, $325.0 million principal amount of unsecured notes outstanding with a fixed stated interest rate of 4.125%, $250.0 million principal amount of unsecured notes outstanding with a fixed stated interest rate of 5.0%, and $250.0 million principal amount of unsecured notes outstanding with a fixed stated interest rate of 4.75%.  In addition, we had $85.0 million outstanding under our Term Loan with a variable interest rate of 3.1% and $199.0 million outstanding under our revolving credit facility with a variable weighted average interest rate of 3.1%.  As of December 31, 2017, our total weighted average effective interest rate was 4.7%, while our total weighted average maturity was 4.8 years.  We may also seek to issue debt or equity securities from time to time when we determine that market conditions and the opportunity to utilize the proceeds from the issuance of such securities are favorable.

On February 26, 2016, we entered into an ATM Equity Offering Sales Agreement, or ATM Agreement, with multiple sales agents.   Pursuant to the ATM Agreement, we may offer and sell to or through the sales agents from time to time, shares of our common stock, par value $0.01 per share, having an aggregate gross sales price of up to $200.0 million.  Sales, if any, of our shares of common stock will be made primarily in "at-the-market" offerings, as defined in Rule 415 under the Securities Act of 1933, as amended.  The shares of common stock will be offered and sold pursuant to our registration statement on Form S-3 ASR filed with the SEC on May 15, 2015, and a related prospectus supplement dated February 26, 2016.  We intend to use the net proceeds from any sale of shares of our common stock to repay borrowings under our revolving credit facility (including the Term Loan under the "accordion" feature of the revolving credit facility) and for general corporate purposes, including to fund future acquisitions and development projects.  There were no shares of our common stock sold under the ATM Agreement during the years ended December 31, 2017 and 2016.

On August 19, 2016, Moody's Investors Service, or Moody's, downgraded our senior unsecured debt rating to "Ba1" from "Baa3".  Also on August 19, 2016, S&P Global Ratings, or S&P, lowered our corporate credit and senior unsecured debt ratings to "BB" from "BB+".  Additionally, S&P lowered our revolving credit facility rating to "BBB-" from "BBB".  Both Moody's and S&P lowered our ratings as a result of the Department of Justice, or DOJ, announcing its plans on August 18, 2016 to reduce the BOP's utilization of privately operated prisons.  On February 21, 2017, the U.S. Attorney General rescinded the memorandum issued on August 18, 2016 by the Deputy Attorney General of the DOJ.  On February 7, 2012, Fitch Ratings assigned a rating of "BBB-" to our revolving credit facility and "BB+" ratings to our unsecured debt and corporate credit.

Facility acquisitions, development, and capital expenditures

We acquired the following properties in 2017 for a combined total cost of $49.5 million in cash, excluding transaction-related expenses and including contingent consideration that we expect to pay, and funded the transactions utilizing available cash on hand:

•	On January 1, 2017, we acquired ACTC, a 135-bed residential reentry center in Englewood, Colorado that we operate;
•

On February 10, 2017, we acquired, as a real estate-only transaction, the Stockton Female Community Corrections Facility, a 100-bed residential reentry center in Stockton, California, which is leased to a third-party operator that separately contracts with the CDCR;

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

•

On September 15, 2017, we acquired a portfolio of four properties, including a 230-bed residential reentry center leased to the state of Georgia and three properties in North Carolina and Georgia leased to the GSA, two of which are occupied by the SSA and one of which is occupied by the IRS; and

•

On November 1, 2017, we acquired TTC, a Colorado-based community corrections company.  In connection with the acquisition, we assumed contracts with Adams County, Colorado to provide reentry services to male and female adults in three facilities located in Colorado containing a total of 422 beds.

We acquired these properties as strategic investments that further expand our network of residential reentry centers and further diversify our cash flows through government-leased properties.

Effective January 1, 2018, we closed on the acquisition of Rocky Mountain Offender Management Systems, LLC, which provides non-residential correctional alternatives, including electronic monitoring and case management services, to municipal, county, and state governments in eight states.  The aggregate purchase price was $7.0 million, excluding transaction-related expenses.

On January 19, 2018, we acquired the 261,000 square-foot Capital Commerce Center, located in Tallahassee, Florida for a purchase price of $44.7 million, excluding transaction-related costs and certain closing credits.  Capital Commerce Center is 98% leased, and 87% leased to the state of Florida on behalf of the Florida Department of Business and Professional Regulation.  The acquisition was financed with a $24.5 million non-recourse mortgage note, which is fully-secured by the Capital Commerce Center property, with an interest rate of 4.5%, maturing in 2033, and cash from our $900.0 Million Revolving Credit Facility.

On January 24, 2018, we entered into a 20-year lease agreement with the Kansas Department of Corrections for a 2,432-bed correctional facility we will construct in Lansing, Kansas, for a total project cost of approximately $155.0 million to $165.0 million.  The new facility will replace the Lansing Correctional Facility, the State's largest correctional complex for adult male inmates, originally constructed in 1863.  This transaction represents the first development of a privately owned, build-to-suit correctional facility to be operated by a government agency through a long-term lease agreement.  We will be responsible for facility maintenance throughout the 20-year term of the lease, at which time ownership will revert to the State.  Construction of the new facility is expected to commence in the first quarter of 2018 with a timeline for completion of approximately 24 months.  With the extensively aged criminal justice infrastructure in the U.S. today, we believe we can bring our flexible solutions like this to other government agencies.

The demand for prison capacity in the short-term has been affected by the budget challenges many of our government partners currently face.  At the same time, these challenges impede our customers' ability to construct new prison beds of their own or update older facilities, which we believe could result in further need for private sector prison capacity solutions in the long-term. Over the long-term, we would like to see meaningful utilization of our available capacity and better visibility from our customers before we develop new prison capacity on a speculative basis. We will, however, respond to customer demand and may develop or expand correctional and detention facilities when we believe potential long-term returns justify the capital deployment.  We expect to continue to pursue investment opportunities in residential reentry centers and are in various stages of due diligence to complete additional acquisitions. The transactions that have not yet closed will also be subject to various customary closing conditions, and we can provide no assurance that any such transactions will ultimately be completed.  We are also pursuing additional investment opportunities in other real estate assets with a bias toward those used to provide mission-critical governmental services, as well as other businesses that expand the range of solutions we provide to government partners which will further diversify our cash flows.

Operating Activities

Our net cash provided by operating activities for the year ended December 31, 2017 was $341.3 million compared with $375.4 million in 2016 and $399.8 million in 2015.  Cash provided by operating activities represents our net income plus depreciation and amortization, changes in various components of working capital, and various non-cash charges.  The decrease in cash provided by operating activities during 2017 was primarily due to the reduction in operating income when compared to the same period in the prior year.

The decrease in cash provided by operating activities during 2016 was primarily due to negative fluctuations in working capital balances when compared to 2015, including the decrease in deferred revenues associated with the South Texas Family Residential Center and routine timing differences in the payment of accounts payables, accrued salaries and wages, and other liabilities, net of the collection of accounts receivables and higher operating income.

Investing Activities

Our cash flow used in investing activities was $124.6 million for the year ended December 31, 2017 and was primarily attributable to capital expenditures of $73.7 million, including expenditures for facility development and expansions of $17.6 million and $56.1 million for facility maintenance and information technology capital expenditures.  Our cash flow used in investing activities also included $48.9 million primarily attributable to the acquisitions of the two residential reentry centers in the first quarter of 2017, the acquisition of Center Point in the second quarter of 2017, the acquisitions of NBTC and a portfolio of four leased properties in the third quarter of 2017, and the acquisition of TTC in the fourth quarter of 2017.

Our cash flow used in investing activities was $122.2 million for the year ended December 31, 2016 and was primarily attributable to capital expenditures of $93.4 million, including expenditures for facility development and expansions of $41.8 million primarily related to the expansion project at our Red Rock Correctional Center, and $51.6 million for facility maintenance and information technology capital expenditures.  Our cash flow used in investing activities also included $43.8 million attributable to the acquisitions of CMI and a residential reentry facility in California during the second quarter of 2016.  Partially offsetting these cash outflows, we received proceeds of $8.4 million primarily related to the sale of undeveloped land.

Our cash flow used in investing activities was $409.3 million for the year ended December 31, 2015 and was primarily attributable to capital expenditures of $224.3 million, including expenditures for facility development and expansions of $164.9 million primarily related to facility development projects at our Trousdale and Otay Mesa facilities, and $59.4 million for facility maintenance and information technology capital expenditures. In addition, cash flow used in investing activities during the year ended December 31, 2015 included $34.5 million of capitalized lease payments related to the South Texas Family Residential Center.  Our cash flow used in investing activities during the year ended December 31, 2015 also included $158.4 million related to the acquisitions of four community corrections facilities in the third quarter of 2015 and Avalon in the fourth quarter of 2015.

Financing Activities

Cash flow used in financing activities was $202.3 million for the year ended December 31, 2017 and was primarily attributable to dividend payments of $200.3 million and $5.8 million for the purchase and retirement of common stock that was issued in connection with equity-based compensation.  In addition, cash flow used in financing activities included $10.0 million of scheduled principal repayments under our Term Loan.  These payments were partially offset by $14.0 million of net proceeds from the issuance of debt and principal repayments under our revolving credit facility.

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

Cash flow provided by financing activities was $0.4 million for the year ended December 31, 2015. Cash flow used in financing activities included dividend payments of $250.7 million and $9.5 million for the purchase and retirement of common stock that was issued in connection with equity-based compensation.  Cash flow used in financing activities for the year ended December 31, 2015 also included $5.7 million for the payment of debt issuance and other refinancing costs associated with refinancing transactions.  In addition, cash flow used in financing activities included $6.5 million of cash payments associated with the financing components of the lease related to the South Texas Family Residential Center.  These payments were offset by $264.0 million of net proceeds from the issuance of debt and principal repayments under our revolving credit facility, as well as the cash flows associated with exercising stock options, including the related income tax benefit of equity compensation, totaling $8.2 million.

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

Our reconciliation of net income to FFO and Normalized FFO for the years ended December 31, 2017, 2016, and 2015 is as follows (in thousands):

	For the Years Ended December 31,
	2017	2016	2015
FUNDS FROM OPERATIONS:
Net income	$178,040	$219,919	$221,854
Depreciation of real estate assets	95,902	94,346	90,219
Impairment of real estate assets	355	—	—
Funds From Operations	274,297	314,265	312,073
Expenses associated with debt refinancing transactions	—	—	701
Charges associated with adoption of tax reform	4,548	—	—
Expenses associated with mergers and acquisitions	2,530	1,586	3,643
Gain on settlement of contingent consideration	—	(2,000)	—
Restructuring charges	—	4,010	—
Goodwill and other impairments	259	—	955
Income tax benefit for special items	—	(215)	(26)
Normalized Funds From Operations	$281,634	$317,646	$317,346

Contractual Obligations

The following schedule summarizes our contractual obligations by the indicated period as of December 31, 2017 (in thousands):

	Payments Due By Year Ended December 31,
	2018	2019	2020	2021	2022	Thereafter	Total
Long-term debt	$10,000	$15,000	$584,000	$—	$250,000	$600,000	$1,459,000
Interest on senior notes	53,969	53,969	47,266	40,562	40,562	67,469	303,797
Contractual facility developments and other commitments	2,207	—	—	—	—	—	2,207
South Texas Family Residential Center	50,808	50,808	50,947	36,888	—	—	189,451
Operating leases	744	658	607	620	313	—	2,942
Total contractual cash obligations	$117,728	$120,435	$682,820	$78,070	$290,875	$667,469	$1,957,397

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

We had $6.9 million of letters of credit outstanding at December 31, 2017 primarily to support our requirement to repay fees and claims under our self-insured workers' compensation plan in the event we do not repay the fees and claims due in accordance with the terms of the plan.  The letters of credit are renewable annually.  We did not have any draws under any outstanding letters of credit during 2017, 2016, or 2015.

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

Our primary market risk exposure is to changes in U.S. interest rates.  We are exposed to market risk related to our revolving credit facility and Term Loan because the interest rates on our revolving credit facility and Term Loan are subject to fluctuations in the market.  If the interest rate for our outstanding indebtedness under the revolving credit facility and Term Loan was 100 basis points higher or lower during the years ended December 31, 2017, 2016, and 2015, our interest expense, net of amounts capitalized, would have been increased or decreased by $5.0 million, $5.7 million, and $5.9 million, respectively.

As of December 31, 2017, we had outstanding $325.0 million of senior notes due 2020 with a fixed interest rate of 4.125%, $350.0 million of senior notes due 2023 with a fixed interest rate of 4.625%, $250.0 million of senior notes due 2022 with a fixed interest rate of 5.0%, and $250.0 million of senior notes due 2027 with a fixed interest rate of 4.75%.  Because the interest rates with respect to these instruments are fixed, a hypothetical 100 basis point increase or decrease in market interest rates would not have a material impact on our financial statements.

We may, from time to time, invest our cash in a variety of short-term financial instruments.  These instruments generally consist of highly liquid investments with original maturities at the date of purchase of three months or less.  While these investments are subject to interest rate risk and will decline in value if market interest rates increase, a hypothetical 100 basis point increase or decrease in market interest rates would not materially affect the value of these instruments.  See the risk factor discussion captioned "Rising interest rates would increase the cost of our variable rate debt" under Item 1A of this Annual Report on Form 10-K for more discussion on interest rate risks that may affect our financial condition.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements and supplementary data required by Regulation S-X are included in this Annual Report on Form 10-K commencing on Page F-1.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

Management's Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of our senior management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act as of the end of the period covered by this Annual Report.  Based on that evaluation, our officers, including our Chief Executive Officer and Chief Financial Officer, concluded that as of the end of the period covered by this Annual Report our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms and information required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Management's Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.  The Company's internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  The Company's internal control over financial reporting includes those policies and procedures that:

(i)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;
(ii)

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

(iii)

provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2017.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework released in 2013.  Based on this assessment, management believes that, as of December 31, 2017, the Company's internal control over financial reporting was effective.

The Company's independent registered public accounting firm, Ernst & Young LLP, has issued an attestation report on the Company's internal control over financial reporting. That report begins on page 82.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the fourth fiscal quarter of 2017 that have materially affected, or are likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of CoreCivic, Inc. and Subsidiaries

Opinion on Internal Control over Financial Reporting

We have audited CoreCivic, Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, CoreCivic, Inc. and Subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2017 consolidated financial statements of the Company and our report dated February 22, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

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

Definition and Limitations of Internal Control Over Financial Reporting

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

/s/ Ernst & Young LLP
Nashville, Tennessee
February 22, 2018

ITEM 9B.	OTHER INFORMATION

Dividend Declared for First Quarter 2018

On February 22, 2018, the Company's Board of Directors declared a dividend for the first quarter of 2018 of $0.43 per share to be paid on April 16, 2018 to stockholders of record as of the close of business on April 2, 2018.

PART III.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this Item 10 will appear in, and is hereby incorporated by reference from, the information under the headings "Proposal 1 – Election of Directors-Directors Standing for Election," "Executive Officers-Information Concerning Executive Officers Who Are Not Directors," "Corporate Governance – Board of Directors Meetings and Committees," "Corporate Governance – Independence and Financial Literacy of Audit Committee Members," and "Security Ownership of Certain Beneficial Owners and Management – Section 16(a) Beneficial Ownership Reporting Compliance" in our definitive proxy statement for the 2018 Annual Meeting of Stockholders.

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

The information required by this Item 11 will appear in, and is hereby incorporated by reference from, the information under the headings "Executive and Director Compensation" in our definitive proxy statement for the 2018 Annual Meeting of Stockholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this Item 12 will appear in, and is hereby incorporated by reference from, the information under the heading "Security Ownership of Certain Beneficial Owners and Management – Ownership of Common Stock" in our definitive proxy statement for the 2018 Annual Meeting of Stockholders.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth certain information as of December 31, 2017 regarding compensation plans under which our equity securities are authorized for issuance.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options	(b) Weighted – Average Exercise Price of Outstanding Options	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plan (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by stockholders	1,014,551	$20.03	8,457,104	(1)
Equity compensation plans not approved by stockholders	—	—	—
Total	1,014,551	$20.03	8,457,104

(1)

Reflects shares of common stock available for issuance under our Amended and Restated 2008 Stock Incentive Plan and our Non-Employee Directors' Compensation Plan, the only equity compensation plans approved by our stockholders under which we continue to grant awards.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this Item 13 will appear in, and is hereby incorporated by reference from, the information under the heading "Corporate Governance – Certain Relationships and Related Party Transactions" and "Corporate Governance – Director Independence" in our definitive proxy statement for the 2018 Annual Meeting of Stockholders.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by this Item 14 will appear in, and is hereby incorporated by reference from, the information under the heading "Proposal 2 – Ratification of Appointment of Independent Registered Public Accounting Firm" in our definitive proxy statement for the 2018 Annual Meeting of Stockholders.

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

Schedule III-Real Estate Assets and Accumulated Depreciation.

Information with respect to this item begins on page F-45 of this Annual Report on Form 10-K. Other schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the financial statements or notes thereto.

(3)	Exhibits:

The following exhibits marked with an * are filed herewith. Exhibits marked with ** are furnished herewith. Other exhibits have previously been filed with the Securities and Exchange Commission (the "Commission") and are incorporated herein by reference:

3.1

Articles of Amendment and Restatement of the Company (previously filed as Exhibit 3.1 to the Company's Current Report on Form 8-K (Commission File no. 001-16109), filed with the Commission on May 20, 2013 and incorporated herein by this reference).

3.2

Articles of Amendment of the Company (previously filed as Exhibit 3.1 to the Company's Current Report on Form 8-K (Commission File no. 001-16109), filed with the Commission on November 10, 2016 and incorporated herein by this reference).

3.3*	Ninth Amended and Restated Bylaws of the Company dated December 7, 2017.

4.1

Specimen of certificate representing shares of the Company's Common Stock (previously filed as Exhibit 4.1 to the Company's Current Report on Form 8-K (Commission File no. 001-16109), filed with the Commission on November 10, 2016 and incorporated herein by this reference).

4.2

Indenture (2020 Notes), dated as of April 4, 2013, by and among the Company, certain of its subsidiaries, and U.S. Bank National Association, as Trustee (previously filed as Exhibit 4.2 to the Company's Current Report on Form 8-K (Commission File no. 001-16109), filed with the Commission on April 8, 2013 and incorporated herein by this reference).

4.3

Indenture (2023 Notes), dated as of April 4, 2013, by and among the Company, certain of its subsidiaries, and U.S. Bank National Association, as Trustee (previously filed as Exhibit 4.3 to the Company's Current Report on Form 8-K (Commission File no. 001-16109), filed with the Commission on April 8, 2013 and incorporated herein by this reference).

4.4

Indenture (2022 Notes and 2027 Notes), dated as of September 25, 2015, by and between the Company and U.S. Bank National Association, as Trustee (previously filed as Exhibit 4.1 to the Company's Current Report on Form 8-K (Commission File no. 001-16109), filed with the Commission on September 25, 2015 and incorporated herein by this reference).

4.5	Form of 4.125% Senior Note due 2020 (incorporated by reference to Exhibit A to Exhibit 4.2 hereof).

4.6	Form of 4.625% Senior Note due 2023 (incorporated by reference to Exhibit A to Exhibit 4.3 hereof).

4.7	Form of 5.00% Senior Note due 2022 (incorporated by reference to Exhibit A to Exhibit 4.11 hereof).

4.8	Form of 4.75% Senior Note due 2027 (incorporated by reference to Exhibit A to Exhibit 4.12 hereof).

4.9

Supplemental Indenture (2020 Notes), dated as of September 4, 2013, by and among the Company, certain of its subsidiaries, and U.S. Bank National Association, as Trustee (previously filed as Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q (Commission File no. 001-16109), filed with the Commission on November 7, 2013 and incorporated herein by this reference).

4.10

Supplemental Indenture (2023 Notes), dated as of September 4, 2013, by and among the Company, certain of its subsidiaries, and U.S. Bank National Association, as Trustee (previously filed as Exhibit 4.2 to the Company's Quarterly Report on Form 10-Q (Commission File no. 001-16109), filed with the Commission on November 7, 2013 and incorporated herein by this reference).

4.11

First Supplemental Indenture (2022 Notes), dated as of September 25, 2015, by and among the Company, certain of its subsidiaries, and U.S. Bank National Association, as Trustee (previously filed as Exhibit 4.2 to the Company's Current Report on Form 8-K (Commission File no. 001-16109), filed with the Commission on September 25, 2015 and incorporated herein by this reference).

4.12

Second Supplemental Indenture (2027 Notes), dated as of October 13, 2017, by and among the Company, the Guarantors, and U.S. Bank National Association, as Trustee (previously filed as Exhibit 4.2 to the Company's Current Report on Form 8-K (Commission File no. 001-16109), filed with the Commission on October 13, 2017 and incorporated herein by this reference).

4.13

Schedule of additional Supplemental Indentures (2020 Notes), relating to the Supplemental Indenture in Exhibit 4.9 hereof (previously filed as Exhibit 4.11 to the Company's Annual Report on Form 10-K (Commission File no. 001-16109), filed with the Commission on February 25, 2016 and incorporated herein by this reference).

4.14

Schedule of additional Supplemental Indentures (2023 Notes), relating to the Supplemental Indenture in Exhibit 4.10 hereof (previously filed as Exhibit 4.12 to the Company's Annual Report on Form 10-K (Commission File no. 001-16109), filed with the Commission on February 25, 2016 and incorporated herein by this reference).

4.15

Schedule of additional Supplemental Indentures (2022 Notes), relating to the Supplemental Indenture in Exhibit 4.11 hereof (previously filed as Exhibit 4.13 to the Company's Annual Report on Form 10-K (Commission File no. 001-16109), filed with the Commission on February 25, 2016 and incorporated herein by this reference).

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

10.3

Second Amendment to the Amended and Restated Credit Agreement, dated as of July 22, 2015, by and among the Company, as Borrower, certain lenders and Bank of America, N.A., as Administrative Agent (previously filed as Exhibit 10.1 to the Company's Current Report on Form 8-K (Commission File no. 001-16109), filed with the Commission on July 24, 2015 and incorporated herein by this reference).

10.4

Third Amendment and Incremental Term Loan Agreement to the Amended and Restated Credit Agreement, dated as of October 6, 2015, by and among the Company, as Borrower, certain lenders and Bank of America, N.A., as Administrative Agent (previously filed as Exhibit 10.1 to the Company's Current Report on Form 8-K (Commission File no. 001-16109), filed with the Commission on October 7, 2015 and incorporated herein by this reference).

10.5

The Company's Amended and Restated 2000 Stock Incentive Plan (previously filed as Exhibit 10.20 to the Company's Annual Report on Form 10-K (Commission File no. 001-16109), filed with the Commission on March 12, 2004 and incorporated herein by this reference).

10.6

Amendment No. 1 to the Company's Amended and Restated 2000 Stock Incentive Plan (previously filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q (Commission File no. 001-16109), filed with the Commission on November 5, 2004 and incorporated herein by this reference).

10.7

First Amendment to Amended and Restated 2000 Stock Incentive Plan of the Company (previously filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q (Commission File no. 001-16109), filed with the Commission on August 7, 2008 and incorporated herein by this reference).

10.8

Second Amendment to Amended and Restated 2000 Stock Incentive Plan of the Company (previously filed as Exhibit 10.3 to the Company's Current Report on Form 8-K (Commission File no. 001-16109), filed with the Commission on August 18, 2009 and incorporated herein by this reference).

10.9

The Company's Non-Employee Directors' Compensation Plan (previously filed as Appendix C to the Company's definitive Proxy Statement relating to its Annual Meeting of Stockholders (Commission File no. 001-16109), filed with the Commission on April 11, 2003 and incorporated herein by this reference).

10.10

Form of Employee Non-qualified Stock Option Agreement for the Company's Amended and Restated 2000 Stock Incentive Plan (previously filed as Exhibit 10.15 to the Company's Annual Report on Form 10-K (Commission File no. 001-16109), filed with the Commission on March 7, 2006 and incorporated herein by this reference).

10.11

Form of Director Non-qualified Stock Option Agreement for the Company's Amended and Restated 2000 Stock Incentive Plan (previously filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q (Commission File no. 001-16109), filed with the Commission on August 7, 2007 and incorporated herein by this reference).

10.12

The Company's 2008 Stock Incentive Plan (previously filed as Exhibit 10.1 to the Company's Current Report on Form 8-K (Commission File no. 001-16109), filed with the Commission on May 11, 2007 and incorporated herein by this reference).

10.13

Form of Executive Non-qualified Stock Option Agreement for the Company's 2008 Stock Incentive Plan (previously filed as Exhibit 10.2 to the Company's Current Report on Form 8-K (Commission File no. 001-16109), filed with the Commission on February 21, 2008 and incorporated herein by this reference).

10.14

Amended Form of Executive Non-qualified Stock Option Agreement for the Company's 2008 Stock Incentive Plan (previously filed as Exhibit 10.2 to the Company's Current Report on Form 8-K (Commission File no. 001-16109), filed with the Commission on February 23, 2009 and incorporated herein by this reference).

10.15

Form of Director Non-qualified Stock Option Agreement for the Company's 2008 Stock Incentive Plan (previously filed as Exhibit 10.3 to the Company's Current Report on Form 8-K (Commission File no. 001-16109), filed with the Commission on February 21, 2008 and incorporated herein by this reference).

10.16

The Company's Amended and Restated 2008 Stock Incentive Plan (previously filed as Exhibit 10.1 of the Company's Current Report on Form 8-K (Commission File no. 001-16109), filed with the Commission on May 17, 2011 and incorporated herein by this reference).

10.17

Form of Executive Restricted Stock Unit Award Agreement for the Company's Amended and Restated 2008 Stock Incentive Plan (previously filed as Exhibit 10.1 to the Company's Current Report on Form 8-K (Commission File no. 001-16109), filed with the Commission on March 21, 2012 and incorporated herein by this reference).

10.18

Form of Non-Employee Directors Restricted Stock Unit Award Agreement with deferral provisions for the Company's Amended and Restated 2008 Stock Incentive Plan (previously filed as Exhibit 10.2 to the Company's Current Report on Form 8-K (Commission File no. 001-16109), filed with the Commission on March 21, 2012 and incorporated herein by this reference).

10.19

Form of Non-Employee Directors Restricted Stock Unit Award Agreement for the Company's Amended and Restated 2008 Stock Incentive Plan (previously filed as Exhibit 10.3 to the Company's Current Report on Form 8-K (Commission File no. 001-16109), filed with the Commission on March 21, 2012 and incorporated herein by this reference).

10.20

Form of Restricted Stock Unit Award Agreement for the Company's Amended and Restated 2008 Stock Incentive Plan (Time-Vesting Form for Executive Officers) (previously filed as Exhibit 10.23 to the Company's Annual Report on Form 10-K (Commission File no. 001-16109), filed with the Commission on February 27, 2013 and incorporated herein by this reference).

10.21

Amended and Restated Non-Employee Director Deferred Compensation Plan (previously filed as Exhibit 10.1 to the Company's Current Report on Form 8-K (Commission File no. 001-16109), filed with the Commission on August 16, 2007 and incorporated herein by this reference).

10.22

Amendment to the Amended and Restated Non-Employee Director Deferred Compensation Plan (previously filed as Exhibit 10.35 to the Company's Annual Report on Form 10-K (Commission File no. 001-16109), filed with the Commission on February 24, 2010 and incorporated herein by this reference).

10.23

Amended and Restated Executive Deferred Compensation Plan (previously filed as Exhibit 10.2 to the Company's Current Report on Form 8-K (Commission File no. 001-16109), filed with the Commission on August 16, 2007 and incorporated herein by this reference).

10.24

Form of Indemnification Agreement (previously filed as Exhibit 10.1 to the Company's Current Report on Form 8-K (Commission File no. 001-16109), filed with the Commission on August 18, 2009 and incorporated herein by this reference).

10.25

Form of Executive Employment Agreement, effective as of January 1, 2015 (previously filed as Exhibit 10.32 to the Company's Current Report on Form 10-K (Commission File no. 001-16109), filed with the Commission on February 25, 2015 and incorporated herein by this reference).

10.26

Transition Agreement, effective as of June 15, 2016, with Steven E. Groom (previously filed as Exhibit 10.1 to the Company's Current Report on Form 8-K (Commission File no. 001-16109), filed with the Commission on June 15, 2016 and incorporated herein by this reference).

10.27

Restricted Stock Unit Award Cancellation Agreement, dated as of September 27, 2016, with Damon T. Hininger (previously filed as Exhibit 10.1 to the Company's Current Report on Form 8-K (Commission File no. 001-16109), filed with the Commission on September 27, 2016 and incorporated herein by this reference).

10.28*	Form of Executive Employment Agreement, effective as of January 1, 2018.

10.29*	Letter Agreement, dated as of December 31, 2017, with Harley G. Lappin.

21.1*	Subsidiaries of the Company.

23.1*	Consent of Independent Registered Public Accounting Firm.

31.1*	Certification of the Company's Chief Executive Officer pursuant to Securities and Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Company's Chief Financial Officer pursuant to Securities and Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of the Company's Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the Company's Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

ITEM 16.	FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CORECIVIC, INC.

Date: February 22, 2018	By:	/s/ Damon T. Hininger
Damon T. Hininger, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Damon T. Hininger	February 22, 2018
Damon T. Hininger, President and Chief Executive Officer (Principal Executive Officer and Director)

/s/ David M. Garfinkle	February 22, 2018
David M. Garfinkle, Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ Mark A. Emkes	February 22, 2018
Mark A. Emkes, Chairman of the Board of Directors

/s/ Donna M. Alvarado	February 22, 2018
Donna M. Alvarado, Director

/s/ Robert J. Dennis	February 22, 2018
Robert J. Dennis, Director

/s/ Stacia A. Hylton	February 22, 2018
Stacia A. Hylton, Director

/s/ Harley G. Lappin	February 22, 2018
Harley G. Lappin, Director

/s/ Anne L. Mariucci	February 22, 2018
Anne L. Mariucci, Director

/s/ Thurgood Marshall, Jr.	February 22, 2018
Thurgood Marshall, Jr., Director

/s/ Charles L. Overby	February 22, 2018
Charles L. Overby, Director

/s/ John R. Prann, Jr.	February 22, 2018
John R. Prann, Jr., Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of CoreCivic, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of CoreCivic, Inc. and Subsidiaries (the Company) as of December 31, 2017 and 2016, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and financial statement schedule listed in the Index at Item 15(2) (collectively referred to as the “consolidated financial statements”).  In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2017 and 2016, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 22, 2018, expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2002
Nashville, Tennessee
February 22, 2018

CORECIVIC, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	December 31,
ASSETS	2017	2016
Cash and cash equivalents	$52,183	$37,711
Accounts receivable, net of allowance of $782 and $1,580, respectively	254,188	229,885
Prepaid expenses and other current assets	21,119	31,228
Total current assets	327,490	298,824
Property and equipment, net of accumulated depreciation of $1,475,951 and $1,352,323, respectively	2,802,449	2,837,657
Goodwill	40,927	38,386
Non-current deferred tax assets	12,814	13,735
Other assets	88,718	83,002
Total assets	$3,272,398	$3,271,604
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable and accrued expenses	$277,804	$260,107
Income taxes payable	3,034	2,086
Current portion of long-term debt	10,000	10,000
Total current liabilities	290,838	272,193
Long-term debt, net	1,437,187	1,435,169
Deferred revenue	39,735	53,437
Other liabilities	53,030	51,842
Total liabilities	1,820,790	1,812,641
Commitments and contingencies
Preferred stock – $0.01 par value; 50,000 shares authorized; none issued and outstanding at December 31, 2017 and 2016, respectively	—	—
Common stock – $0.01 par value; 300,000 shares authorized; 118,204 and 117,554 shares issued and outstanding at December 31, 2017 and 2016, respectively	1,182	1,176
Additional paid-in capital	1,794,713	1,780,350
Accumulated deficit	(344,287)	(322,563)
Total stockholders' equity	1,451,608	1,458,963
Total liabilities and stockholders' equity	$3,272,398	$3,271,604

The accompanying notes are an integral part of these consolidated financial statements.

CORECIVIC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	For the Years Ended December 31,
	2017	2016	2015
REVENUES	$1,765,498	$1,849,785	$1,793,087
EXPENSES:
Operating	1,249,537	1,275,586	1,256,128
General and administrative	107,822	107,027	103,936
Depreciation and amortization	147,129	166,746	151,514
Restructuring charges	—	4,010	—
Asset impairments	614	—	955
	1,505,102	1,553,369	1,512,533
OPERATING INCOME	260,396	296,416	280,554
OTHER (INCOME) EXPENSE:
Interest expense, net	68,535	67,755	49,696
Expenses associated with debt refinancing transactions	—	—	701
Other (income) expense	(90)	489	(58)
	68,445	68,244	50,339
INCOME BEFORE INCOME TAXES	191,951	228,172	230,215
Income tax expense	(13,911)	(8,253)	(8,361)
NET INCOME	$178,040	$219,919	$221,854
BASIC EARNINGS PER SHARE	$1.51	$1.87	$1.90
DILUTED EARNINGS PER SHARE	$1.50	$1.87	$1.88
DIVIDENDS DECLARED PER SHARE	$1.68	$2.04	$2.16

The accompanying notes are an integral part of these consolidated financial statements.

CORECIVIC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Years Ended December 31,
	2017	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$178,040	$219,919	$221,854
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	147,129	166,746	151,514
Asset impairments	614	—	955
Amortization of debt issuance costs and other non-cash interest	3,222	3,147	2,973
Expenses associated with debt refinancing transactions	—	—	701
Deferred income taxes	921	(3,911)	5,706
Other expenses and non-cash items	4,267	5,265	3,732
Non-cash revenue and other income	(14,528)	(8,518)	(2,639)
Income tax benefit of equity compensation	—	(1,479)	(525)
Non-cash equity compensation	13,286	17,903	15,394
Changes in assets and liabilities, net:
Accounts receivable, prepaid expenses and other assets	(13,913)	14,059	1,266
Accounts payable, accrued expenses and other liabilities	21,339	(39,403)	(2,210)
Income taxes payable	948	1,645	1,077
Net cash provided by operating activities	341,325	375,373	399,798
CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for facility development and expansions	(17,576)	(41,816)	(164,880)
Expenditures for other capital improvements	(56,168)	(51,647)	(59,414)
Capitalized lease payments	—	—	(34,470)
Acquisitions, net of cash acquired	(48,867)	(43,769)	(158,366)
Decrease in restricted cash	—	240	1,350
Proceeds from sale of assets	970	8,412	563
(Increase) decrease in other assets	(3,605)	3,853	3,686
Payments received on direct financing lease and notes receivable	684	2,539	2,250
Net cash used in investing activities	(124,562)	(122,188)	(409,281)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of debt and borrowings from credit facility	475,500	389,000	807,000
Scheduled principal repayments	(10,000)	(5,000)	—
Other principal repayments of debt	(461,500)	(393,000)	(543,000)
Payment of debt issuance and other refinancing and related costs	(4,169)	(68)	(5,727)
Payment of lease obligations	(2,483)	(11,789)	(6,468)
Contingent consideration for acquisition of businesses	—	(5,073)	—
Proceeds from exercise of stock options	6,534	2,638	7,700
Purchase and retirement of common stock	(5,847)	(4,006)	(9,454)
Income tax benefit of equity compensation	—	1,479	525
Decrease in restricted cash for dividends	—	550	500
Dividends paid	(200,326)	(255,496)	(250,695)
Net cash provided by (used in) financing activities	(202,291)	(280,765)	381
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	14,472	(27,580)	(9,102)
CASH AND CASH EQUIVALENTS, beginning of period	37,711	65,291	74,393
CASH AND CASH EQUIVALENTS, end of period	$52,183	$37,711	$65,291
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest (net of amounts capitalized of $0, $552, and $5,478 in 2017, 2016, and 2015, respectively)	$57,485	$55,966	$36,992
Income taxes paid (refunded), net	$8,089	$(2,137)	$9,966

The accompanying notes are an integral part of these consolidated financial statements.

CORECIVIC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2017, 2016 AND 2015

(in thousands)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Par Value	Capital	Deficit	Equity
Balance as of December 31, 2016	117,554	$1,176	$1,780,350	$(322,563)	$1,458,963
Net income	—	—	—	178,040	178,040
Retirement of common stock	(176)	(2)	(5,845)	—	(5,847)
Dividends declared on common stock ($1.68 per share)	—	—	—	(199,764)	(199,764)
Restricted stock compensation, net of forfeitures	—	—	13,286	—	13,286
Restricted stock grants	513	5	(5)	—	—
Stock options exercised	313	3	6,927	—	6,930
Balance as of December 31, 2017	118,204	$1,182	$1,794,713	$(344,287)	$1,451,608

(Continued)

CORECIVIC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2017, 2016 AND 2015

(in thousands)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Par Value	Capital	Deficit	Equity
Balance as of December 31, 2015	117,232	$1,172	$1,762,394	$(300,818)	$1,462,748
Net income	—	—	—	219,919	219,919
Retirement of common stock	(135)	(1)	(4,005)	—	(4,006)
Dividends declared on common stock ($2.04 per share)	—	—	—	(241,721)	(241,721)
Restricted stock compensation, net of forfeitures	(1)	—	17,735	57	17,792
Stock option compensation expense, net of forfeitures	—	—	111	—	111
Income tax benefit of equity compensation	—	—	1,479	—	1,479
Restricted stock grants	318	3	—	—	3
Stock options exercised	140	2	2,636	—	2,638
Balance as of December 31, 2016	117,554	$1,176	$1,780,350	$(322,563)	$1,458,963

(Continued)

CORECIVIC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2017, 2016 AND 2015

(in thousands)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Par Value	Capital	Deficit	Equity
Balance as of December 31, 2014	116,764	$1,168	$1,748,303	$(267,971)	$1,481,500
Net income	—	—	—	221,854	221,854
Retirement of common stock	(237)	(3)	(9,451)	—	(9,454)
Dividends declared on common stock ($2.16 per share)	—	—	—	(254,774)	(254,774)
Restricted stock compensation, net of forfeitures	(11)	—	14,639	73	14,712
Stock option compensation expense, net of forfeitures	—	—	682	—	682
Income tax benefit of equity compensation	—	—	525	—	525
Restricted stock grants	303	3	—	—	3
Stock options exercised	413	4	7,696	—	7,700
Balance as of December 31, 2015	117,232	$1,172	$1,762,394	$(300,818)	$1,462,748

The accompanying notes are an integral part of these consolidated financial statements.

CORECIVIC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017, 2016 AND 2015

1.	ORGANIZATION AND OPERATIONS

CoreCivic, Inc. (together with its subsidiaries, the "Company" or "CoreCivic") is one of the nation's largest owners of partnership correctional, detention, and residential reentry facilities and one of the largest prison operators in the United States.  The Company also believes it is the largest private owner of real estate used by government agencies. Through three business offerings, CoreCivic Safety, CoreCivic Properties, and CoreCivic Community, the Company provides a broad range of solutions to government partners that serve the public good through corrections and detention management, government real estate solutions, and a growing network of residential reentry centers to help address America's recidivism crisis.  As of December 31, 2017, CoreCivic owned and managed 70 correctional, detention, and residential reentry facilities, and managed an additional seven correctional and detention facilities owned by its government partners, with a total design capacity of approximately 78,000 beds in 19 states.  In addition, as of December 31, 2017, CoreCivic owned 12 properties leased to third parties and used by government agencies, totaling 1.1 million square feet in five states.

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

CoreCivic began operating as a real estate investment trust ("REIT") effective January 1, 2013.  The Company provides services and conducts other business activities through taxable REIT subsidiaries ("TRSs"). A TRS is a subsidiary of a REIT that is subject to applicable corporate income tax and certain qualification requirements. The Company's use of TRSs permits CoreCivic to engage in certain business activities in which the REIT may not engage directly, so long as these activities are conducted in entities that elect to be treated as TRSs under the Internal Revenue Code, and enable CoreCivic to, among other things, provide correctional services at facilities it owns and at facilities owned by its government partners.  A TRS is not subject to the distribution requirements applicable to REITs so it may retain income generated by its operations for reinvestment.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles and include the accounts of CoreCivic on a consolidated basis with its wholly-owned subsidiaries.  All intercompany balances and transactions have been eliminated.

Certain reclassifications of 2016 and 2015 amounts have been made to conform to the 2017 presentation.

Cash and Cash Equivalents

CoreCivic considers all liquid debt instruments with a maturity of three months or less at the time of purchase to be cash equivalents.

Accounts Receivable and Allowance for Doubtful Accounts

At December 31, 2017 and 2016, accounts receivable of $254.2 million and $229.9 million, respectively, were net of allowances for doubtful accounts totaling $0.8 million and $1.6 million, respectively.  Accounts receivable consist primarily of amounts due from federal, state, and local government agencies for the utilization of CoreCivic's correctional, detention, and residential reentry facilities, as well as for operating and managing such facilities.

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

Property and Equipment

Property and equipment are carried at cost.  Assets acquired by CoreCivic in conjunction with acquisitions are recorded at estimated fair market value at the time of purchase. Betterments, renewals and significant repairs that extend the life of an asset are capitalized; other repair and maintenance costs are expensed.  Interest is capitalized to the asset to which it relates in connection with the construction or expansion of facilities.  Construction costs directly associated with the development of a correctional facility are capitalized as part of the cost of the development project.  Such costs are written-off to expense whenever a project is abandoned. The cost and accumulated depreciation applicable to assets retired are removed from the accounts and the gain or loss on disposition is recognized in income.  Depreciation is computed over the estimated useful lives of depreciable assets using the straight-line method.  Useful lives for property and equipment are as follows:

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

Investment in Affiliates

Investments in affiliates that are equal to or less than 50%-owned over which CoreCivic can exercise significant influence are accounted for using the equity method of accounting.  Investments under the equity method are recorded at cost and subsequently adjusted for contributions, distributions, and net income attributable to the Company's ownership based on the governing agreement.

Debt Issuance Costs

Debt issuance costs, excluding those costs incurred related to CoreCivic's revolving credit facility, are presented as a direct deduction from the face amount of the related liability in the consolidated balance sheets.  Debt issuance costs related to the Company's revolving credit facility are included in other assets in the consolidated balance sheets.  Generally, debt issuance costs are capitalized and amortized into interest expense using the interest method, or on a straight-line basis over the term of the related debt, if not materially different than the interest method.  However, certain debt issuance costs incurred in connection with debt refinancings are charged to expense in accordance with Accounting Standards Codification ("ASC") 470-50, "Modifications and Extinguishments".

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

CoreCivic recognizes any additional management service revenues upon completion of services provided to the customer.  Certain of the government agencies also have the authority to audit and investigate CoreCivic's contracts with them.  If the agency determines that CoreCivic has improperly allocated costs to a specific contract or otherwise was unable to perform certain contractual services, CoreCivic may not be reimbursed for those costs and could be required to refund the amount of any such costs that have been reimbursed.  In these instances, the amounts required to be returned to the customer are reflected as operating expenses.  Upon adoption of Accounting Standards Update ("ASU") 2014-09, "Revenue from Contracts with Customers", as further described in "Recent Accounting Pronouncements" hereafter, these amounts will be classified as reductions to revenue.

Rental revenue is recognized in accordance with ASC 840, "Leases". In accordance with ASC 840, minimum rental revenue is recognized on a straight-line basis over the term of the related lease. Leasehold incentives are recognized as a reduction to rental revenue on a straight-line basis over the term of the related lease. Rental revenue associated with expense reimbursements from tenants is recognized in the period that the related expenses are incurred based upon the tenant lease provision.

In September 2014, CoreCivic agreed under an expansion of an existing inter-governmental service agreement ("IGSA") between the city of Eloy, Arizona and U.S. Immigration and Customs Enforcement ("ICE") to provide residential space and services at the South Texas Family Residential Center.  The IGSA was further amended in October 2016, as described in Note 11.  The IGSA qualifies as a multiple-element arrangement under the guidance in ASC 605, "Revenue Recognition".  CoreCivic evaluates each deliverable in an arrangement to determine whether it represents a separate unit of accounting.

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

Self-Funded Insurance Reserves

CoreCivic is significantly self-insured for employee health, workers' compensation, automobile liability claims, and general liability claims.  As such, CoreCivic's insurance expense is largely dependent on claims experience and CoreCivic's ability to control its claims experience. CoreCivic has consistently accrued the estimated liability for employee health insurance based on its history of claims experience and time lag between the incident date and the date the cost is paid by CoreCivic.  CoreCivic has accrued the estimated liability for workers' compensation claims based on an actuarially determined liability, discounted to the net present value of the outstanding liabilities, using a combination of actuarial methods used to project ultimate losses, and the Company's automobile insurance claims based on estimated development factors on claims incurred. The liability for employee health, workers' compensation, and automobile insurance includes estimates for both claims incurred and for claims incurred but not reported.  CoreCivic records litigation reserves related to general liability matters for which it is probable that a loss has been incurred and the range of such loss can be estimated.  These estimates could change in the future.

Income Taxes

CoreCivic began operating in compliance with REIT requirements for federal income tax purposes effective January 1, 2013.  As a REIT, the Company generally is not subject to corporate level federal income tax on taxable income it distributes to its stockholders as long as it meets the organizational and operational requirements under the REIT rules. However, certain subsidiaries have made an election with the Company to be treated as TRSs in conjunction with the Company's REIT election.  The TRS elections permit CoreCivic to engage in certain business activities in which the REIT may not engage directly, so long as these activities are conducted in entities that elect to be treated as TRSs under the Internal Revenue Code.  A TRS is subject to federal and state income taxes on the income from these activities and therefore, CoreCivic includes a provision for taxes in its consolidated financial statements.

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

CoreCivic's deferred tax assets and liabilities are classified as non-current in the consolidated balance sheets. See Note 12 for further discussion of the significant components of CoreCivic's deferred tax assets and liabilities and the impact on deferred tax assets and liabilities that resulted from the lower corporate tax rates enacted under the Tax Cuts and Jobs Act ("the TCJA") in December 2017.

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

Foreign Currency Transactions

CoreCivic has extended a working capital loan to Agecroft Prison Management, Ltd. ("APM"), the operator of a correctional facility in Salford, England previously owned by a subsidiary of CoreCivic.  The working capital loan is denominated in British pounds; consequently, CoreCivic adjusts these receivables to the current exchange rate at each balance sheet date and recognizes the unrealized currency gain or loss in current period earnings.  See Note 7 for further discussion of CoreCivic's relationship with APM.

Fair Value of Financial Instruments

To meet the reporting requirements of ASC 825, "Financial Instruments", regarding fair value of financial instruments, CoreCivic calculates the estimated fair value of financial instruments using market interest rates, quoted market prices of similar instruments, or discounted cash flow techniques with observable Level 1 inputs for publicly traded debt and Level 2 inputs for all other financial instruments, as defined in ASC 820, "Fair Value Measurement".  At December 31, 2017 and 2016, there were no material differences between the carrying amounts and the estimated fair values of CoreCivic's financial instruments, other than as follows (in thousands):

	December 31,
	2017		2016
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Note receivable from APM	$3,059	$4,511	$2,920	$4,647
Debt	$(1,459,000)	$(1,490,063)	$(1,455,000)	$(1,459,625)

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

Concentration of Credit Risks

CoreCivic's credit risks relate primarily to cash and cash equivalents and accounts receivable.  Cash and cash equivalents are primarily held in bank accounts and overnight investments.  CoreCivic maintains deposits of cash in excess of federally insured limits with certain financial institutions. CoreCivic's accounts receivable represents amounts due primarily from governmental agencies.  CoreCivic's financial instruments are subject to the possibility of loss in carrying value as a result of either the failure of other parties to perform according to their contractual obligations or changes in market prices that make the instruments less valuable.

CoreCivic derives its revenues primarily from amounts earned under federal, state, and local government contracts.  For each of the years ended December 31, 2017, 2016, and 2015, federal correctional and detention authorities represented 48%, 52%, and 51%, respectively, of CoreCivic's total revenue.  Federal correctional and detention authorities consist primarily of the Federal Bureau of Prisons ("BOP"), the United States Marshals Service ("USMS"), and ICE.  The BOP accounted for 7%, 9%, and 11% of total revenue for 2017, 2016, and 2015, respectively.  The USMS accounted for 16%, 15%, and 16% of total revenue for 2017, 2016, and 2015, respectively.  ICE accounted for 25%, 28%, and 24% of total revenue for 2017, 2016, and 2015, respectively, with the decrease in 2017 resulting in part from the amended contract at the South Texas Family Residential Center, as further described in Note 11.  These federal customers have management contracts at facilities CoreCivic owns and at facilities CoreCivic manages but does not own.  State revenues from contracts at correctional, detention, and residential reentry facilities that CoreCivic operates represented 41%, 38%, and 40% of total revenue during the years ended December 31, 2017, 2016, and 2015, respectively.  Approximately 6%, 6%, and 10% of total revenue for the years ended December 31, 2017, 2016, and 2015, respectively, was generated from the State of California Department of Corrections and Rehabilitation (the "CDCR") in facilities housing inmates outside the state of California.  No other customer generated 10% or more of total revenue during 2017, 2016, or 2015. Although the revenue generated from each of these agencies is derived from numerous management contracts, the loss of one or more of such contracts could have a material adverse impact on CoreCivic's financial condition and results of operations.

Accounting for Stock-Based Compensation

Restricted Stock and Units

CoreCivic accounts for restricted stock-based compensation under the recognition and measurement principles of ASC 718, "Compensation-Stock Compensation". CoreCivic amortizes the fair market value as of the grant date of restricted stock and unit awards over the vesting period using the straight-line method. The fair market value of performance-based restricted stock units is amortized over the vesting period as long as CoreCivic expects to meet the performance criteria. If achievement of the performance criteria becomes improbable, an adjustment is made to reverse the expense previously recognized.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued ASU 2014-09, "Revenue from Contracts with Customers", which establishes a single, comprehensive revenue recognition standard for all contracts with customers. For public reporting entities such as CoreCivic, ASU 2014-09 was originally effective for interim and annual periods beginning after December 15, 2016 and early adoption of the ASU was not permitted.  In July 2015, the FASB agreed to defer the effective date of the ASU for public reporting entities by one year, or to interim and annual periods beginning after December 15, 2017.  Early adoption is now allowed as of the original effective date for public companies.  In summary, the core principle of ASU 2014-09 is to recognize revenue when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. Companies are allowed to select between two transition methods: (1) a full retrospective transition method with the application of the new guidance to each prior reporting period presented, or (2) a modified retrospective transition method that recognizes the cumulative effect on prior periods at the date of adoption together with additional footnote disclosures.  CoreCivic will adopt the standard when effective in its fiscal year 2018 and will utilize the modified retrospective transition method upon adoption of the ASU.  CoreCivic completed its analysis of the various contracts and revenue streams and does not currently expect the adoption of the ASU to have a material impact on the Company's results of operations or financial position and its related financial statement disclosure.

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

In March 2016, the FASB issued ASU 2016-09, "Improvements to Employee Share-Based Payment Accounting", that changes certain aspects of accounting for share-based payments to employees.  ASU 2016-09 requires all income tax effects of awards to be recognized in the income statement when the awards vest or are settled.  The new ASU also allows an employer to repurchase more of an employee's shares for tax withholding purposes without triggering liability accounting, and to make a policy election to account for forfeitures.  Companies are required to elect whether to account for forfeitures of share-based payments by (1) recognizing forfeitures of awards as they occur, or (2) estimating the number of awards expected to be forfeited and adjusting the estimate when it is likely to change, as previously required.  For public reporting entities such as CoreCivic, guidance in ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years, and early adoption of the ASU is permitted.  All of the guidance in the ASU must be adopted in the same period.  CoreCivic adopted the ASU in the first quarter of 2017, opting to estimate the number of awards expected to be forfeited and adjusting the estimate when it is likely to change, as was previously required.  The amendments in ASU 2016-09 were applied prospectively and the Company's financial statements for prior periods were not adjusted.  Adoption of the ASU resulted in a $1.0 million income tax benefit recognized by the Company in the year ended December 31, 2017.  The new standard will continue to have an impact on the Company's financial statements whenever the vested value of the awards differs from the grant-date fair value of such awards.

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

In January 2017, the FASB issued ASU 2017-04, "Intangibles–Goodwill and Other (Topic 350): Simplifying the Test of Goodwill Impairment", that eliminates the requirement to calculate the implied fair value of goodwill by performing a hypothetical application of the acquisition method as of the date of the impairment test to measure a goodwill impairment charge.  This requirement is the second step in the annual two-step quantitative impairment test that is currently required under Accounting Standards Codification ("ASC") 350, "Intangibles-Goodwill and Other".  Instead, entities will recognize an impairment charge based on the first step of the quantitative impairment test currently required, which is the measurement of the excess of a reporting unit's carrying amount over its fair value.  Entities will still have the option to perform a qualitative assessment to determine if the quantitative impairment test is necessary.  For public reporting entities such as CoreCivic, guidance in ASU 2017-04 is effective for fiscal years beginning after December 15, 2019, and interim periods within those years.  Early adoption of the ASU is allowed for interim or annual goodwill impairment tests performed on testing dates on or after January 1, 2017.  CoreCivic is reviewing the ASU to determine the potential impact it might have on the methodology for evaluating goodwill for impairment subsequent to the adoption of the standard.

In October 2016, the FASB issued ASU 2016-16, "Intra-Entity Transfers of Assets Other Than Inventory", which requires companies to recognize the income tax effects of intercompany sales or transfers of assets, other than inventory, in the income statement as income tax expense when the sale or transfer occurs.  The new guidance is effective for public companies for fiscal years beginning after December 15, 2017, and interim periods within those annual periods.  The guidance requires companies to apply a modified retrospective approach with a cumulative catch-up adjustment to opening retained earnings in the period of adoption. In the period of adoption, companies will write off any income tax effects that had been deferred from past intercompany transactions involving non-inventory assets to opening retained earnings.  CoreCivic expects to adopt the new standard upon the effective date of January 1, 2018 and will write off approximately $2.6 million of prepaid taxes to accumulated deficit as a result of intercompany transactions between the REIT and one of its TRSs.

3.	GOODWILL

ASC 350, "Intangibles-Goodwill and Other", establishes accounting and reporting requirements for goodwill and other intangible assets.  Goodwill was $40.9 million and $38.4 million as of December 31, 2017 and 2016, respectively.  This goodwill was established in connection with multiple business combination transactions.

Under the provisions of ASC 350, CoreCivic performs a qualitative assessment that may allow it to skip the annual two-step impairment test.  Under ASC 350, a company has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary.  If the two-step impairment test is required, CoreCivic determines the fair value of a reporting unit using a collaboration of various common valuation techniques, including market multiples and discounted cash flows.  These impairment tests are required to be performed at least annually.  CoreCivic performed its impairment tests during the fourth quarter, in connection with CoreCivic's annual budgeting process, and concluded no impairments had occurred. CoreCivic will perform these impairment tests at least annually and whenever circumstances indicate the carrying value of goodwill may not be recoverable.

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

At December 31, 2017, CoreCivic owned 70 correctional, detention, and residential reentry real estate properties, 12 properties leased to third parties, and two corporate office buildings.  At December 31, 2017, CoreCivic also managed seven correctional and detention facilities owned by governmental agencies.

Property and equipment, at cost, consists of the following (in thousands):

	December 31,
	2017	2016
Land and improvements	$260,038	$234,862
Buildings and improvements	3,556,118	3,509,825
Equipment and software	399,630	379,811
Office furniture and fixtures	34,510	35,651
Construction in progress	28,104	29,831
	4,278,400	4,189,980
Less: Accumulated depreciation	(1,475,951)	(1,352,323)
	$2,802,449	$2,837,657

Construction in progress primarily consists of correctional facilities under construction or expansion. Interest is capitalized on construction in progress and amounted to $0.6 million and $5.5 million in 2016 and 2015, respectively.  There was no interest capitalized on construction in progress in 2017.

Depreciation expense was $145.7 million, $165.8 million, and $151.4 million for the years ended December 31, 2017, 2016, and 2015, respectively.

Ten of the facilities owned by CoreCivic are subject to options that allow various governmental agencies to purchase those facilities.  Certain of these options to purchase are based on a depreciated book value while others are based on a fair market value calculation.

CoreCivic leases land and building at the Elizabeth Detention Center under operating leases that expire in June 2022.  Further, CoreCivic leases three residential reentry centers under operating leases that expire over varying dates through 2019.

CoreCivic leases the South Texas Family Residential Center and the site upon which it was constructed from a third-party lessor.  CoreCivic's lease agreement with the lessor is over a base period concurrent with an IGSA with ICE which was amended in October 2016, as further described in Note 11.  However, ICE can terminate the agreement for convenience or non-appropriation of funds, without penalty, by providing CoreCivic with at least a 60-day notice.  In the event CoreCivic cancels the lease with the third-party lessor prior to its expiration as a result of the termination of the IGSA by ICE for convenience, and if CoreCivic is unable to reach an agreement for the continued use of the facility within 90 days from the termination date, CoreCivic is required to pay a termination fee based on the termination date, currently equal to $10.0 million and declining to zero by October 2020.

CoreCivic's original lease agreement with the third-party lessor required CoreCivic to pay $70.0 million in September 2014, which resulted in CoreCivic being deemed the owner of the constructed assets for accounting purposes, in accordance with ASC 840-40-55, formerly Emerging Issues Task Force No. 97-10, "The Effect of Lessee Involvement in Asset Construction".  Accordingly, CoreCivic recorded an asset representing the costs incurred attributable to the building assets constructed by the third-party lessor and a related financing liability. CoreCivic is depreciating the asset over the term of the lease, as amended and extended through September 2021, and is imputing interest on the financing liability. Additionally, CoreCivic determined that the lease with the third-party lessor also included separate units of account for the land and pre-existing cottages as well as food services provided by the third-party lessor. The amount of consideration allocated to each of these separate deliverables was determined based on the relative selling price of the lessor-financing, the land lease, the lease of pre-existing cottages, and the food services. The operating lease term for the land is equivalent to the term of the lease and is recognized on a straight-line basis over the lease term. The operating lease term for the pre-existing cottages was the four-month period in which CoreCivic used the cottages for housing residents. The food services provided by the third-party lessor are recognized proportionally based on the number of beds available to ICE.

The expense incurred for operating leases, inclusive of the expenses recognized for the South Texas lease, as described above, was $66.3 million, $103.5 million, and $85.9 million for the years ended December 31, 2017, 2016, and 2015, respectively.  Future minimum lease payments as of December 31, 2017 under operating leases, inclusive of $189.5 million of payments expected to be made under the cancelable lease at the South Texas facility, are as follows (in thousands):

2018	$51,552
2019	51,466
2020	51,554
2021	37,508
2022	313
Thereafter	—

In June 2013, CoreCivic entered into an Economic Development Agreement ("EDA") with the Development Authority of Telfair County ("Telfair County") in Telfair County, Georgia to implement a tax abatement plan related to CoreCivic's bed expansion project at its McRae Correctional Facility.  The tax abatement plan provides for 90% abatement of real property taxes in the first year, decreasing by 10% over the subsequent nine years. In June 2013, Telfair County issued bonds in a maximum principal amount of $15.0 million.  According to the EDA, legal title of CoreCivic's real property was transferred to Telfair County.  Pursuant to the EDA, the bonds were issued to CoreCivic, so no cash exchanged hands.  Telfair County then leased the real property back to CoreCivic.  The lease payments are equal to the amount of the payments on the bonds.  At any time, CoreCivic has the option to purchase the real property by paying off the bonds, plus $100.  Due to the form of the transactions, CoreCivic has not recorded the bonds or the capital lease associated with the sale lease-back transaction. The original cost of CoreCivic's property and equipment is recorded on the balance sheet and is being depreciated over its estimated useful life.

5.	REAL ESTATE TRANSACTIONS

Acquisitions

On August 27, 2015, CoreCivic acquired four community corrections facilities from a privately held owner of community corrections facilities and other government leased assets.  The four acquired community corrections facilities have a capacity of approximately 600 beds and are leased to The GEO Group, Inc. ("GEO") under triple net lease agreements that extend through July 2019 and include multiple five-year lease extension options.  GEO separately contracts with the Pennsylvania Department of Corrections and the Philadelphia Prison System to provide rehabilitative and reentry services to residents and inmates at the leased facilities.  CoreCivic acquired the four facilities in the real estate-only transaction as a strategic investment that expands the Company's investment in the residential reentry market.  The consideration paid for the asset portfolio consisted of approximately $13.8 million in cash, excluding transaction related expenses. In allocating the purchase price, CoreCivic recorded $13.4 million of net tangible assets and $0.4 million of identifiable intangible assets.

On June 10, 2016, CoreCivic acquired a residential reentry facility in Long Beach, California from a privately held owner for approximately $7.7 million in cash, excluding transaction-related expenses.  In allocating the purchase price, CoreCivic recorded $7.4 million of net tangible assets and $0.3 million of identifiable intangible assets.  The 112-bed facility is leased to GEO under a triple net lease agreement that extends through June 2020 and includes one five-year lease extension option.  GEO separately contracts with the CDCR to provide rehabilitative and reentry services to residents at the leased facility.  CoreCivic acquired the facility in the real estate–only transaction as a strategic investment that expands the Company's investment in the residential reentry market.

On January 1, 2017, CoreCivic acquired the Arapahoe Community Treatment Center, a 135-bed residential reentry center in Englewood, Colorado, for $5.5 million in cash, excluding transaction-related expenses. The acquisition included a contract with Arapahoe County whereby CoreCivic provides residential reentry services for up to 135 residents.

On February 10, 2017, CoreCivic acquired the Stockton Female Community Corrections Facility, a 100-bed residential reentry center in Stockton, California, in a real estate-only transaction for $1.6 million, excluding transaction-related expenses.  The 100-bed Stockton facility is leased to a third-party operator pursuant to a lease agreement that extends through April 2021 and includes one five-year lease extension option.  The lessee separately contracts with the CDCR to provide rehabilitative and reentry services to female residents at the leased facility.

On August 1, 2017, CoreCivic acquired New Beginnings Treatment Center, Inc. ("NBTC"), an Arizona-based community corrections company, along with the real estate used in the operation of NBTC's business from an affiliate of NBTC, for an aggregate purchase price of $6.4 million, excluding transaction related expenses.  In connection with the acquisition, CoreCivic assumed a contract with the BOP to provide reentry services to male and female adults at the 92-bed Oracle Transitional Center located in Tucson, Arizona.

On September 15, 2017, CoreCivic acquired a portfolio of four properties for an aggregate purchase price of $8.7 million, excluding transaction related expenses. The acquisition included a 230-bed residential reentry center leased to the state of Georgia, and three properties in North Carolina and Georgia leased to the General Services Administration, an independent agency of the United States government, two of which are occupied by the Social Security Administration, and one of which is occupied by the Internal Revenue Service ("IRS").

In allocating the purchase price of the four acquisitions in 2017, CoreCivic recorded $20.1 million of net tangible assets, $1.8 million of identifiable intangible assets, and $0.3 million of tenant improvements associated with one of the North Carolina leased properties which was recognized as a receivable and will be recovered by payments from the lessee.  CoreCivic acquired the properties as strategic investments that further expand the Company's network of residential reentry centers and further diversify the Company's cash flows through government-leased properties.

Leasing Transactions

In May 2016, CoreCivic entered into a lease with the Oklahoma Department of Corrections ("ODOC") for its previously idled 2,400-bed North Fork Correctional Facility.  The lease agreement commenced on July 1, 2016, and includes a five-year base term with unlimited two-year renewal options.  However, the lease agreement permitted the ODOC to utilize the facility for certain activation activities and, therefore, revenue recognition began upon execution of the lease.  The average annual rent to be recognized during the base term is $7.3 million, including annual rent in the fifth year of $12.0 million.  After the five-year base term, the annual rent will be equal to the rent due during the prior lease year, adjusted for increases in the Consumer Price Index ("CPI").  CoreCivic is responsible for repairs and maintenance, property taxes and property insurance, while all other aspects and costs of facility operations are the responsibility of the ODOC.

Idle Facilities

On April 30, 2017, the contract with the BOP at the Company's 1,422-bed Eden Detention Center expired and was not renewed.  CoreCivic idled the Eden facility following the transfer of the offender population, and has begun to market the facility.  The Company can provide no assurance that it will be successful in securing a replacement contract.  CoreCivic performed an impairment analysis of the Eden facility, which had a net carrying value of $39.7 million as of December 31, 2017, and concluded that this asset has a recoverable value in excess of the carrying value.

As a result of declines in federal populations at the Company's 910-bed Torrance County Detention Facility and 1,129-bed Cibola County Corrections Center, during the third quarter of 2017, CoreCivic made the decision to consolidate offender populations into its Cibola facility in order to take advantage of efficiencies gained by consolidating populations into one facility.  CoreCivic idled the Torrance facility in the fourth quarter of 2017 following the transfer of the offender population, and has begun to market the facility to other potential customers.  The Company can provide no assurance that it will be successful in securing a replacement contract.  CoreCivic performed an impairment analysis of the Torrance facility, which had a net carrying value of $36.9 million as of December 31, 2017, and concluded that this asset has a recoverable value in excess of the carrying value.

As of December 31, 2017, CoreCivic had eight idled facilities, including the Eden and Torrance facilities, that are currently available and being actively marketed to potential customers.  The following table summarizes each of the idled facilities and their respective carrying values, excluding equipment and other assets that could generally be transferred and used at other facilities CoreCivic owns without significant cost (dollars in thousands):

	Design	Date	Net Carrying Values at December 31,
Facility	Capacity	Idled	2017	2016
Prairie Correctional Facility	1,600	2010	$16,118	$17,071
Huerfano County Correctional Center	752	2010	16,980	17,542
Diamondback Correctional Facility	2,160	2010	41,370	41,539
Southeast Kentucky Correctional Facility	656	2012	21,864	22,618
Marion Adjustment Center	826	2013	12,058	12,135
Kit Carson Correctional Center	1,488	2016	57,095	58,819
Eden Detention Center	1,422	2017	39,707	41,269
Torrance County Detention Facility	910	2017	36,882	38,109
	9,814		$242,074	$249,102

CoreCivic also has two idled non-core facilities containing 440 beds with an aggregate net book value of $4.0 million.  CoreCivic incurred approximately $10.8 million, $8.1 million, and $7.2 million in operating expenses at the idled facilities for the years ended December 31, 2017, 2016, and 2015, respectively.

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

On November 16, 2017, CoreCivic announced that it had entered into a new contract with the Commonwealth of Kentucky Department of Corrections to house medium and close-security offenders at the Company's previously idled 816-bed Lee Adjustment Center in Beattyville, Kentucky.  The new management contract commenced on November 19, 2017, and has an initial term expiring June 30, 2019, with two additional one-year extension options.  CoreCivic expects to begin receiving offender populations under the new contract at the Lee facility toward the end of the first quarter of 2018, following a 120-day period to staff and prepare the facility to care for the offender population.  The Lee facility had a net carrying value of $10.4 million as of December 31, 2017, and had previously been idle since 2015.

6.	BUSINESS COMBINATIONS

During the fourth quarter of 2015, CoreCivic closed on the acquisition of 100% of the stock of Avalon Correctional Services, Inc. ("Avalon"), along with two additional facilities operated by Avalon.  The acquisition included 11 community corrections facilities with approximately 3,000 beds in Oklahoma, Texas, and Wyoming.  CoreCivic acquired Avalon, which specializes in community correctional services, drug and alcohol treatment services, and residential reentry services, as a strategic investment that continues to expand the reentry assets CoreCivic owns and the services the Company provides.  The aggregate purchase price of $157.5 million, excluding transaction-related expenses, includes two earn-outs.  One earn-out for $5.5 million, which was based on the completion of and transition to a newly constructed facility that delivers the contracted services provided at the Dallas Transitional Center, was paid in the second quarter of 2016.  The second earn-out for up to $2.0 million was based on the achievement of certain utilization milestones over 12 months following the acquisition.  The utilization milestones were not achieved resulting in a $2.0 million gain recognized in the third quarter of 2016.  The gain is reported as revenue in the accompanying statement of operations for the year ended December 31, 2016.  The acquisition was funded utilizing cash from CoreCivic's $900.0 Million Revolving Credit Facility, as defined hereafter.

In allocating the purchase price for the transaction, CoreCivic recorded the following (in millions):

Property and equipment	$119.2
Intangible assets	18.5
Total identifiable assets	137.7
Goodwill	19.8
Total consideration	$157.5

On April 8, 2016, CoreCivic closed on the acquisition of 100% of the stock of Correctional Management, Inc. ("CMI"), along with the real estate used in the operation of CMI's business from two entities affiliated with CMI.  CMI, a privately held community corrections company that operates seven community corrections facilities, including six owned and one leased, with approximately 600 beds in Colorado, specializes in community correctional services, drug and alcohol treatment services, and residential reentry services.  CMI provides these services through multiple contracts with three counties in Colorado, as well as the Colorado Department of Corrections, a pre-existing partner of CoreCivic's.  CoreCivic acquired CMI as a strategic investment that continues to expand the reentry assets CoreCivic owns and the services the Company provides.  The aggregate purchase price of the transaction was $35.0 million, excluding transaction-related expenses.  The transaction was funded utilizing cash from CoreCivic's $900.0 Million Revolving Credit Facility.

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

On November 1, 2017, CoreCivic completed the acquisition of Time to Change, Inc. ("TTC"), a Colorado-based community corrections company, for an aggregate purchase price of $22.0 million, excluding transaction related expenses, but inclusive of the current estimate of future cash contingent consideration, which is subject to change based upon future financial performance of the acquisition over the two-year period following the acquisition.  In connection with the acquisition, CoreCivic assumed contracts with Adams County, Colorado to provide residential reentry services to male and female adults in three facilities located in Colorado containing a total of 422 beds.

In allocating the purchase price for the two transactions in 2017, CoreCivic recorded the following (in millions):

Tangible current assets and liabilities, net	$0.9
Property and equipment	19.7
Intangible assets	3.9
Total identifiable assets	24.5
Goodwill	2.8
Total consideration	$27.3

Several factors gave rise to the goodwill recorded in the acquisitions of Avalon, CMI, Center Point and TTC, such as the expected benefit from synergies of the business combinations and the long-term contracts for community corrections services that continues to broaden the scope of solutions CoreCivic provides, from incarceration through release.  The results of operations for these business combinations have been included in the Company's consolidated financial statements from the dates of the acquisitions.

7.	INVESTMENT IN AFFILIATE

CoreCivic has a 50% ownership interest in APM, an entity holding the management contract for a correctional facility, HM Prison Forest Bank, under a 25-year prison management contract with an agency of the United Kingdom government.  CoreCivic has determined that its joint venture investment in APM represents a variable interest entity ("VIE") in accordance with ASC 810, "Consolidation" of which CoreCivic is not the primary beneficiary.  The Forest Bank facility, located in Salford, England, was previously constructed and owned by a wholly-owned subsidiary of CoreCivic, which was sold in April 2001.  All gains and losses under the joint venture are accounted for using the equity method of accounting.  During 2000, CoreCivic extended a working capital loan to APM, which has an outstanding balance of $3.1 million as of December 31, 2017.

For the years ended December 31, 2017, 2016, and 2015, equity in losses of the joint venture was $62,000, $41,000, and $126,000, respectively.  The equity in losses and earnings of the joint venture is included in other (income) expense in the consolidated statements of operations.  As of December 31, 2017, CoreCivic's equity investment in APM was $0.2 million and is reported in other assets in the accompanying consolidated balance sheets.  The outstanding working capital loan of $3.1 million, combined with the $0.2 million investment in APM, represents CoreCivic's maximum exposure to loss in connection with APM.

8.	OTHER ASSETS

Other assets consist of the following (in thousands):

	December 31,
	2017	2016
Debt issuance costs, less accumulated amortization of $2,711 and $1,633, respectively	$2,518	$3,526
Intangible lease value, less accumulated amortization of $6,920 and $4,990, respectively	34,668	36,598
Other intangible assets, less accumulated amortization of $2,625 and $1,421, respectively	8,585	4,434
Deferred leasing costs	6,738	7,380
Cash equivalents and cash surrender value of life insurance held in Rabbi trust	13,537	13,110
Straight-line rent receivable	9,335	9,229
Other	13,337	8,725
	$88,718	$83,002

The gross carrying amount of intangible assets amounted to $52.8 million and $47.4 million at December 31, 2017 and 2016, respectively.  Of these amounts, $41.6 million was related to intangible lease values at both December 31, 2017 and 2016.  Amortization expense related to intangible assets was $3.4 million, $2.9 million, and $1.5 million for 2017, 2016, and 2015, respectively, and depending upon the nature of the asset, was either reported as operating expense or depreciation and amortization in the accompanying statement of operations for the respective periods.

As of December 31, 2017, the estimated amortization expense related to intangible assets for each of the next five years is as follows (in thousands):

2018	$4,307
2019	4,014
2020	3,423
2021	2,562
2022	1,687

9.	ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER LONG-TERM LIABILITIES

Accounts payable and accrued expenses consist of the following (in thousands):

	December 31,
	2017	2016
Trade accounts payable	$53,230	$49,866
Accrued salaries and wages	39,411	29,766
Accrued dividends	51,156	51,496
Accrued workers' compensation and auto liability	6,737	6,652
Accrued litigation	7,822	9,290
Accrued employee medical insurance	6,506	8,413
Accrued property taxes	28,473	27,707
Accrued interest	11,949	9,526
Deferred revenue	13,633	14,332
Construction payable	3,903	7,845
Lease financing obligation	11,612	11,785
Other	43,372	33,429
	$277,804	$260,107

The total liability for workers' compensation and auto liability was $26.3 million and $21.4 million as of December 31, 2017 and 2016, respectively, with the long-term portion included in other long-term liabilities in the accompanying consolidated balance sheets.  These liabilities were discounted to the net present value of the outstanding liabilities using a 3.0% rate in 2017 and 2016.  These liabilities amounted to $29.4 million and $23.9 million on an undiscounted basis as of December 31, 2017 and 2016, respectively.

Other long-term liabilities consist of the following (in thousands):

	December 31,
	2017	2016
Intangible lease liability	$6,191	$6,578
Accrued workers' compensation	19,518	14,726
Accrued deferred compensation	10,208	9,850
Lease financing obligation	15,530	18,832
Other	1,583	1,856
	$53,030	$51,842

10.	DEBT

Debt outstanding consists of the following (in thousands):

	December 31,
	2017	2016
$900.0 Million Revolving Credit Facility, principal due at maturity in July 2020; interest payable periodically at variable interest rates. The weighted average rate at December 31, 2017 and 2016 was 3.1% and 2.2%, respectively.	$199,000	$435,000
Term Loan, scheduled principal payments through maturity in July 2020; interest payable periodically at variable interest rates. The rate at December 31, 2017 and 2016 was 3.1% and 2.3%, respectively. Unamortized debt issuance costs amounted to $0.3 million and $0.4 million at December 31, 2017 and 2016, respectively.	85,000	95,000
4.625% Senior Notes, principal due at maturity in May 2023; interest payable semi-annually in May and November at 4.625%. Unamortized debt issuance costs amounted to $3.3 million and $3.9 million at December 31, 2017 and 2016, respectively.	350,000	350,000
4.125% Senior Notes, principal due at maturity in April 2020; interest payable semi-annually in April and October at 4.125%. Unamortized debt issuance costs amounted to $1.9 million and $2.7 million at December 31, 2017 and 2016, respectively.	325,000	325,000
5.0% Senior Notes, principal due at maturity in October 2022; interest payable semi-annually in April and October at 5.0%. Unamortized debt issuance costs amounted to $2.3 million and $2.8 million at December 31, 2017 and 2016, respectively.	250,000	250,000
4.75% Senior Notes, principal due at maturity in October 2027; interest payable semi-annually in April and October at 4.75%. Unamortized debt issuance costs amounted to $4.0 million at December 31, 2017.	250,000	—
Total debt	1,459,000	1,455,000
Unamortized debt issuance costs	(11,813)	(9,831)
Current portion of long-term debt	(10,000)	(10,000)
Long-term debt, net	$1,437,187	$1,435,169

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

Based on CoreCivic's current total leverage ratio, loans under the $900.0 Million Revolving Credit Facility bear interest at the base rate plus a margin of 0.50% or at LIBOR plus a margin of 1.50%, and a commitment fee equal to 0.35% of the unfunded balance.  The $900.0 Million Revolving Credit Facility also has a $50.0 million sublimit for the issuance of standby letters of credit. As of December 31, 2017, CoreCivic had $199.0 million in borrowings outstanding under the $900.0 Million Revolving Credit Facility as well as $6.9 million in letters of credit outstanding resulting in $694.1 million available under the $900.0 Million Revolving Credit Facility.

The $900.0 Million Revolving Credit Facility is secured by a pledge of all of the capital stock of CoreCivic's domestic subsidiaries, 65% of the capital stock of CoreCivic's foreign subsidiaries, all of CoreCivic's accounts receivable, and all of CoreCivic's deposit accounts. The $900.0 Million Revolving Credit Facility requires CoreCivic to meet certain financial covenants, including, without limitation, a maximum total leverage ratio, a maximum secured leverage ratio, and a minimum fixed charge coverage ratio.  As of December 31, 2017, CoreCivic was in compliance with all such covenants.  In addition, the $900.0 Million Revolving Credit Facility contains certain covenants that, among other things, limit the incurrence of additional indebtedness, payment of dividends and other customary restricted payments, transactions with affiliates, asset sales, mergers and consolidations, liquidations, prepayments and modifications of other indebtedness, liens and other encumbrances and other matters customarily restricted in such agreements.  In addition, the $900.0 Million Revolving Credit Facility is subject to certain cross-default provisions with terms of CoreCivic's other indebtedness, and is subject to acceleration upon the occurrence of a change of control.

Incremental Term Loan.  On October 6, 2015, CoreCivic obtained a $100.0 million Incremental Term Loan ("Term Loan") under the "accordion" feature of the $900.0 Million Revolving Credit Facility.  Interest rates under the Term Loan are the same as the interest rates under the $900.0 Million Revolving Credit Facility.  The Term Loan also has the same collateral requirements, financial and certain other covenants, and cross-default provisions as the $900.0 Million Revolving Credit Facility.  The Term Loan, which is pre-payable, also has a maturity concurrent with the $900.0 Million Revolving Credit Facility due July 2020, with scheduled quarterly principal payments through 2020.  As of December 31, 2017, the outstanding balance of the Term Loan was $85.0 million.

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

On October 13, 2017, CoreCivic completed the offering of $250.0 million aggregate principal amount of 4.75% senior notes due October 15, 2027 (the "4.75% Senior Notes").  Interest on the 4.75% Senior Notes accrues at the stated rate and is payable in April and October of each year.  CoreCivic capitalized $4.1 million for costs associated with the new issuance of the 4.75% Senior Notes.  CoreCivic used net proceeds from the offering to pay down a portion of the $900.0 Million Revolving Credit Facility and to pay related fees and expenses.

The 4.125% Senior Notes, the 4.625% Senior Notes, the 5.0% Senior Notes, and the 4.75% Senior Notes, collectively referred to herein as the "Senior Notes", are senior unsecured obligations of the Company and are guaranteed by all of the Company's subsidiaries that guarantee the $900.0 Million Revolving Credit Facility.  CoreCivic may redeem all or part of the Senior Notes at any time prior to three months before their respective maturity date at a "make-whole" redemption price, plus accrued and unpaid interest thereon to, but not including, the redemption date.  Thereafter, the Senior Notes are redeemable at CoreCivic's option, in whole or in part, at a redemption price equal to 100% of the aggregate principal amount of the notes to be redeemed plus accrued and unpaid interest thereon to, but not including, the redemption date.

CoreCivic may also seek to issue additional debt or equity securities from time to time when the Company determines that market conditions and the opportunity to utilize the proceeds from the issuance of such securities are favorable.

Guarantees and Covenants.  All of the domestic subsidiaries of CoreCivic (as the parent corporation) have provided full and unconditional guarantees of the Senior Notes.  Each of CoreCivic's subsidiaries guaranteeing the Senior Notes are 100% owned subsidiaries of CoreCivic; the subsidiary guarantees are full and unconditional and are joint and several obligations of the guarantors; and all non-guarantor subsidiaries are minor (as defined in Rule 3-10(h)(6) of Regulation S-X).

As of December 31, 2017, neither CoreCivic nor any of its subsidiary guarantors had any material or significant restrictions on CoreCivic's ability to obtain funds from its subsidiaries by dividend or loan or to transfer assets from such subsidiaries.

The indentures governing the Senior Notes contain certain customary covenants that, subject to certain exceptions and qualifications, restrict CoreCivic's ability to, among other things, make restricted payments; incur additional debt or issue certain types of preferred stock; create or permit to exist certain liens; consolidate, merge or transfer all or substantially all of CoreCivic's assets; and enter into transactions with affiliates.  In addition, if CoreCivic sells certain assets (and generally does not use the proceeds of such sales for certain specified purposes) or experiences specific kinds of changes in control, CoreCivic must offer to repurchase all or a portion of the Senior Notes.  The offer price for the Senior Notes in connection with an asset sale would be equal to 100% of the aggregate principal amount of the notes repurchased plus accrued and unpaid interest and liquidated damages, if any, on the notes repurchased to the date of purchase.  The offer price for the Senior Notes in connection with a change in control would be 101% of the aggregate principal amount of the notes repurchased plus accrued and unpaid interest and liquidated damages, if any, on the notes repurchased to the date of purchase.  The Senior Notes are also subject to certain cross-default provisions with the terms of CoreCivic's $900.0 Million Revolving Credit Facility, as more fully described hereafter.

Other Debt Transactions

Letters of Credit.  At December 31, 2017 and 2016, CoreCivic had $6.9 million and $9.1 million, respectively, in outstanding letters of credit.  The letters of credit were issued to secure CoreCivic's workers' compensation and general liability insurance policies, performance bonds, and utility deposits.  The letters of credit outstanding at December 31, 2017 and 2016 were provided by a sub-facility under the $900.0 Million Revolving Credit Facility.

Debt Maturities

Scheduled principal payments as of December 31, 2017 for the next five years and thereafter were as follows (in thousands):

2018	$10,000
2019	15,000
2020	584,000
2021	—
2022	250,000
Thereafter	600,000
Total debt	$1,459,000

Cross-Default Provisions

The provisions of CoreCivic's debt agreements relating to the $900.0 Million Revolving Credit Facility and the Senior Notes contain certain cross-default provisions.  Any events of default under the $900.0 Million Revolving Credit Facility that results in the lenders' actual acceleration of amounts outstanding thereunder also result in an event of default under the Senior Notes.  Additionally, any events of default under the Senior Notes that give rise to the ability of the holders of such indebtedness to exercise their acceleration rights also result in an event of default under the $900.0 Million Revolving Credit Facility.

If CoreCivic were to be in default under the $900.0 Million Revolving Credit Facility, and if the lenders under the $900.0 Million Revolving Credit Facility elected to exercise their rights to accelerate CoreCivic's obligations under the $900.0 Million Revolving Credit Facility, such events could result in the acceleration of all or a portion of CoreCivic's Senior Notes, which would have a material adverse effect on CoreCivic's liquidity and financial position.  CoreCivic does not have sufficient working capital to satisfy its debt obligations in the event of an acceleration of all or a substantial portion of CoreCivic's outstanding indebtedness.

11.	DEFERRED REVENUE

In September 2014, CoreCivic announced that it had agreed under an expansion of an existing IGSA between the city of Eloy, Arizona and ICE to house up to 2,400 individuals at the South Texas Family Residential Center, a facility leased by CoreCivic in Dilley, Texas.  Services provided under the original amended IGSA commenced in the fourth quarter of 2014 and had an original term of up to four years. The agreement provided for a fixed monthly payment in accordance with a graduated schedule.  In October 2016, CoreCivic entered into an amended IGSA that provided for a new, lower fixed monthly payment commencing in November 2016, and extended the term of the contract through September 2021.  The agreement can be further extended by bi-lateral modification.  However, ICE can also terminate the agreement for convenience or non-appropriation of funds, without penalty, by providing CoreCivic with at least a 60-day notice.  ICE began housing the first residents at the facility in December 2014, and the site was completed during the second quarter of 2015.

Under the fixed monthly payment schedule of the original amended IGSA, ICE agreed to pay CoreCivic $70.0 million in two $35.0 million installments during the fourth quarter of 2014 and graduated fixed monthly payments over the remaining months of the contract. As described in Note 2, CoreCivic used the multiple-element arrangement guidance prescribed in ASC 605, "Revenue Recognition" in determining the total revenue to be recognized over the term of the amended IGSA.  CoreCivic determined that there were five distinct elements related to the amended IGSA with ICE. The lease revenue element, representing the operating lease of the site and constructed assets, was valued based on the estimated selling price of the land and building improvements provided to ICE and is recognized proportionately based on the number of beds available.  The correctional services revenue element, representing the correctional management services provided to ICE, was valued based on the estimated selling price of similar services CoreCivic provides and is recognized based on labor efforts expended over the contract. The food services revenue element was valued based on the third-party evidence ("TPE") of the contracted outsourced service and is recognized proportionately based on the number of beds available.  CoreCivic established TPE of selling price by evaluating similar products or services in standalone sales to similarly situated customers. The educational services revenue element, representing the grade-level appropriate juvenile educational program prescribed under the IGSA, was based on the TPE of the contracted outsourced service and is recognized on a straight-line basis over the period educational services are required to be performed. The construction management services revenue element, representing CoreCivic's site development and construction management services, was valued based on the estimated selling price of similar services CoreCivic provides and was recognized on a straight-line basis during the first seven months of the IGSA representing the period over which the construction activity was ongoing.  During the years ended December 31, 2017, 2016, and 2015, CoreCivic recognized $170.1 million, $266.8 million, and $244.2 million, respectively, in revenue associated with the amended IGSA with the unrecognized balance of the fixed monthly payments reported in deferred revenue.  The current portion of deferred revenue is reflected within accounts payable and accrued expenses while the long-term portion is reflected in deferred revenue in the accompanying consolidated balance sheets.  As of December 31, 2017 and 2016, total deferred revenue associated with this agreement amounted to $53.4 million and $67.0 million, respectively.

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

The TCJA was enacted on December 22, 2017.  The TCJA reduces the U.S. federal corporate tax rate from 35% to 21%, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred, and creates new taxes on certain foreign-sourced earnings.  However, the TCJA does not change the dividends paid deduction applicable to REITs and, therefore, CoreCivic generally will not be subject to federal income taxes on the Company's REIT taxable income and gains that it distributes to its stockholders.  At December 31, 2017, the Company has recorded, in accordance with ASC 740, the tax effects of enactment of the TCJA on existing deferred tax balances and the Company estimates there is no one-time transition tax on foreign earnings.  The Company re-measured certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 21%.  The Company recognized a charge of $4.5 million, which is included as a component of income tax expense, for the revaluation of deferred tax assets and liabilities and other taxes associated with the TCJA.  However, the Company is still analyzing certain aspects of the TCJA, including research on historical earnings of certain foreign subsidiaries among others, and refining its calculations which could potentially affect the measurement of these balances or potentially give rise to new deferred tax amounts.

Income tax expense is comprised of the following components (in thousands):

	For the Years Ended December 31,
	2017	2016	2015
Current income tax expense
Federal	$10,202	$10,181	$2,519
State	2,788	1,983	136
	12,990	12,164	2,655
Deferred income tax expense (benefit)
Federal	1,088	(3,400)	5,589
State	(167)	(511)	117
	921	(3,911)	5,706
Income tax expense	$13,911	$8,253	$8,361

Significant components of CoreCivic's deferred tax assets and liabilities as of December 31, 2017 and 2016, are as follows (in thousands):

	December 31,
	2017	2016
Noncurrent deferred tax assets:
Asset reserves and liabilities not yet deductible for tax	$19,045	$29,198
Tax over book basis of certain assets	40	866
Net operating loss and tax credit carryforwards	5,040	5,487
Intangible contract value	—	2,570
Other	172	346
Total noncurrent deferred tax assets	24,297	38,467
Less valuation allowance	(3,308)	(3,436)
Total noncurrent deferred tax assets	20,989	35,031
Noncurrent deferred tax liabilities:
Book over tax basis of certain assets	(5,959)	(9,386)
Intangible lease value	—	(8,368)
Other	(2,216)	(3,542)
Total noncurrent deferred tax liabilities	(8,175)	(21,296)
Net total noncurrent deferred tax assets	$12,814	$13,735

The tax benefits associated with equity-based compensation reduced income taxes payable by $1.0 million with a corresponding income tax benefit recognized in the accompanying statement of operations for the year ended December 31, 2017, consistent with the newly-adopted ASU 2016-09.  The tax benefits associated with equity-based compensation reduced income taxes payable by $1.5 million and $0.5 million during 2016 and 2015, respectively, with benefits recorded as increases to stockholders' equity.

A reconciliation of the income tax provision at the statutory income tax rate and the effective tax rate as a percentage of income from continuing operations before income taxes for the years ended December 31, 2017, 2016, and 2015 is as follows:

	2017	2016	2015
Statutory federal rate	35.0%	35.0%	35.0%
Dividends paid deduction	(31.3)	(32.5)	(31.9)
State taxes, net of federal tax benefit	1.2	1.1	0.9
Permanent differences	0.6	0.3	0.4
Charges associated with adoption of tax reform	2.4	—	—
Tax benefit of equity-based compensation	(0.5)	—	—
Other items, net	(0.2)	(0.3)	(0.8)
	7.2%	3.6%	3.6%

CoreCivic's effective tax rate was 7.2%, 3.6%, and 3.6% during 2017, 2016, and 2015, respectively.  As a REIT, CoreCivic is entitled to a deduction for dividends paid, resulting in a substantial reduction in the amount of federal income tax expense it recognizes.  Substantially all of CoreCivic's income tax expense is incurred based on the earnings generated by its TRSs.  CoreCivic's overall effective tax rate is estimated based on its current projection of taxable income primarily generated by its TRSs. The Company's consolidated effective tax rate could fluctuate in the future based on changes in estimates of taxable income, the relative amounts of taxable income generated by the TRSs and the REIT, the implementation of additional tax planning strategies, changes in federal or state tax rates or laws affecting tax credits available to the Company, changes in other tax laws, changes in estimates related to uncertain tax positions, or changes in state apportionment factors, as well as changes in the valuation allowance applied to the Company's deferred tax assets that are based primarily on the amount of state net operating losses and tax credits that could expire unused.

CoreCivic had no liabilities for uncertain tax positions as of December 31, 2017 and 2016. CoreCivic recognizes interest and penalties related to unrecognized tax positions in income tax expense. CoreCivic does not currently anticipate that the total amount of unrecognized tax positions will significantly change in the next twelve months.

CoreCivic's U.S. federal income tax returns for tax years 2014 through 2016 remain subject to examination by the IRS.  All states in which CoreCivic files income tax returns follow the same statute of limitations as federal, with the exception of the following states whose open tax years include 2013 through 2016: Arizona, California, Colorado, Kentucky, Minnesota, New Jersey, Texas, and Wisconsin.

13.	STOCKHOLDERS' EQUITY

Dividends on Common Stock

The tax characterization of dividends per share on common shares as reported to stockholders was as follows for the years ended December 31, 2017, 2016, and 2015:

			Ordinary		Return of		Total
Declaration Date	Record Date	Payable Date	Income		Capital		Per Share
February 20, 2015	April 2, 2015	April 15, 2015	0.405355	(1)	0.134645		$0.54
May 14, 2015	July 2, 2015	July 15, 2015	0.405355	(1)	0.134645		$0.54
August 13, 2015	October 2, 2015	October 15, 2015	0.405355	(1)	0.134645		$0.54
December 10, 2015	January 4, 2016	January 15, 2016	0.487167	(2)	0.052833		$0.54
February 19, 2016	April 1, 2016	April 15, 2016	0.487167	(2)	0.052833		$0.54
May 12, 2016	July 1, 2016	July 15, 2016	0.487167	(2)	0.052833		$0.54
August 11, 2016	October 3, 2016	October 17, 2016	0.487167	(2)	0.052833		$0.54
December 8, 2016	January 3, 2017	January 13, 2017	0.363660	(3)	0.056340		$0.42
February 17, 2017	April 3, 2017	April 17, 2017	0.363660	(3)	0.056340		$0.42
May 11, 2017	July 3, 2017	July 17, 2017	0.363660	(3)	0.056340		$0.42
August 10, 2017	October 2, 2017	October 16, 2017	0.363660	(3)	0.056340		$0.42
December 7, 2017	January 2, 2018	January 15, 2018	—	(4)	—	(4)	$0.42

(1) $0.051202 of this amount constitutes a "Qualified Dividend", as defined by the IRS.

(2) $0.030979 of this amount constitutes a "Qualified Dividend", as defined by the IRS.

(3) $0.000000 of this amount constitutes a "Qualified Dividend", as defined by the IRS.

(4) Taxable in 2018.

Future dividends will depend on CoreCivic's distribution requirements as a REIT, future earnings, capital requirements, financial condition, limitations under debt covenants, opportunities for alternative uses of capital, and on such other factors as the Board of Directors of CoreCivic may consider relevant.

Common Stock

Restricted shares.  During 2017, CoreCivic issued approximately 554,000 shares of restricted common stock units ("RSUs") to certain of its employees and non-employee directors, with an aggregate value of $18.1 million, including 487,000 RSUs to employees and non-employee directors whose compensation is charged to general and administrative expense and 67,000 RSUs to employees whose compensation is charged to operating expense.  During 2016, CoreCivic issued approximately 635,000 RSUs to certain of its employees and non-employee directors, with an aggregate value of $18.5 million, including 562,000 RSUs to employees and non-employee directors whose compensation is charged to general and administrative expense and 73,000 RSUs to employees whose compensation is charged to operating expense.

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

Nonvested RSU transactions as of December 31, 2017 and for the year then ended are summarized below (in thousands, except per share amounts).

	Shares of RSUs	Weighted average grant date fair value
Nonvested at December 31, 2016	1,044	$32.84
Granted	554	$32.60
Cancelled	(131)	$37.71
Vested	(513)	$32.43
Nonvested at December 31, 2017	954	$32.26

During 2017, 2016, and 2015, CoreCivic expensed $13.3 million ($1.9 million of which was recorded in operating expenses and $11.4 million of which was recorded in general and administrative expenses), $17.8 million ($1.7 million of which was recorded in operating expenses and $14.4 million of which was recorded in general and administrative expenses, and $1.7 million of which was recorded in restructuring charges), and $14.7 million ($1.5 million of which was recorded in operating expenses and $13.2 million of which was recorded in general and administrative expenses), net of forfeitures, relating to the restricted common stock and RSUs, respectively.  As of December 31, 2017, CoreCivic had $16.8 million of total unrecognized compensation cost related to RSUs that is expected to be recognized over a remaining weighted-average period of 1.8 years.  The total fair value of restricted common stock and RSUs that vested during 2017, 2016, and 2015 was $16.6 million, $15.1 million, and $13.9 million, respectively.

Restricted stock-based compensation expense of $1.7 million for the year ended December 31, 2016 included in restructuring charges in the consolidated statement of operations reflects the voluntary forfeiture of RSUs awarded in February 2016 to CoreCivic's chief executive officer, in connection with a restructuring and cost reduction plan implemented during the third quarter of 2016.

Preferred Stock

CoreCivic has the authority to issue 50.0 million shares of $0.01 par value per share preferred stock (the "Preferred Stock").  The Preferred Stock may be issued from time to time upon authorization by the Board of Directors, in such series and with such preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends, qualifications or other provisions as may be fixed by CoreCivic's Board of Directors.

Stock Option Plans

CoreCivic has equity incentive plans under which, among other things, incentive and non-qualified stock options are granted to certain employees and non-employee directors of CoreCivic by the compensation committee of CoreCivic's Board of Directors.  The options are granted with exercise prices equal to the fair market value on the date of grant.  Vesting periods for options granted to employees generally range from three to four years.  Options granted to non-employee directors vest on a date approximately following the first anniversary of the grant date. The term of such options is ten years from the date of grant.

Since 2012, CoreCivic has elected not to issue stock options to its non-employee directors, officers, and executive officers as it had in prior years, and instead elected to issue all of its equity compensation in the form of restricted common stock and RSUs as previously described herein. However, CoreCivic continued to recognize stock option expense during the vesting period of stock options awarded in prior years.  All outstanding stock options were fully vested as of December 31, 2016.  During 2016 and 2015, CoreCivic expensed $0.1 million and $0.7 million, respectively, net of estimated forfeitures, relating to its outstanding stock options, all of which was charged to general and administrative expenses. As of December 31, 2017, CoreCivic had no unrecognized compensation cost related to stock options.

Stock option transactions relating to CoreCivic's non-qualified stock option plans are summarized below (in thousands, except exercise prices):

	No. of options	Weighted- Average Exercise Price of options	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2016	1,327	$20.53
Granted	—	—
Exercised	(313)	22.18
Cancelled	—	—
Outstanding at December 31, 2017	1,014	$20.03	2.6	$2,669
Exercisable at December 31, 2017	1,014	$20.03	2.6	$2,669

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between CoreCivic's stock price as of December 31, 2017 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2017. This amount changes based on the fair market value of CoreCivic's stock. The total intrinsic value of options exercised during the years ended December 31, 2017, 2016, and 2015 was $2.9 million, $1.7 million, and $7.3 million, respectively.

At CoreCivic's 2011 annual meeting of stockholders held in May 2011, CoreCivic's stockholders approved an amendment to the 2008 Stock Incentive Plan that increased the authorized limit on issuance of new awards to an aggregate of up to 18.0 million shares.  In addition, during the 2003 annual meeting the stockholders approved the adoption of CoreCivic's Non-Employee Directors' Compensation Plan, authorizing CoreCivic to issue up to 225,000 shares of common stock pursuant to the plan.  As of December 31, 2017, CoreCivic had 8.2 million shares available for issuance under the Amended and Restated 2008 Stock Incentive Plan and 0.2 million shares available for issuance under the Non-Employee Directors' Compensation Plan.

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

A reconciliation of the numerator and denominator of the basic earnings per share computation to the numerator and denominator of the diluted earnings per share computation is as follows (in thousands, except per share data):

	For the Years Ended December 31,
	2017	2016	2015
NUMERATOR
Basic:
Net income	$178,040	$219,919	$221,854
Diluted:
Net income	$178,040	$219,919	$221,854
DENOMINATOR
Basic:
Weighted average common shares outstanding	118,084	117,384	116,949
Diluted:
Weighted average common shares outstanding	118,084	117,384	116,949
Effect of dilutive securities:
Stock options	310	306	631
Restricted stock-based awards	71	101	205
Weighted average shares and assumed conversions	118,465	117,791	117,785
BASIC EARNINGS PER SHARE	$1.51	$1.87	$1.90
DILUTED EARNINGS PER SHARE	$1.50	$1.87	$1.88

Approximately 8,000, 268,000, and 8,000 stock options were excluded from the computations of diluted earnings per share for the years ended December 31, 2017, 2016, and 2015, respectively, because they were anti-dilutive.

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

Insurance Contingencies

Each of CoreCivic's management contracts and the statutes of certain states require the maintenance of insurance. CoreCivic maintains various insurance policies including employee health, workers' compensation, automobile liability, and general liability insurance.  These policies are fixed premium policies with various deductible amounts that are self-funded by CoreCivic.  Reserves are provided for estimated incurred claims for which it is probable that a loss has been incurred and the range of such loss can be estimated.

Retirement Plan

All employees of CoreCivic are eligible to participate in the Corrections Corporation of America 401(k) Savings and Retirement Plan (the "Plan") upon reaching age 18 and completing one year of qualified service.  Eligible employees may contribute up to 90% of their eligible compensation, subject to IRS limitations.  For the years ended December 31, 2017, 2016, and 2015, CoreCivic provided a discretionary matching contribution equal to 100% of the employee's contributions up to 5% of the employee's eligible compensation to employees with at least one thousand hours of employment in the plan year.     Effective January 1, 2012, the Plan adopted a safe harbor provision that provides, among other changes, future employer matching contributions to be paid into the Plan each pay period and vest immediately.

During 2017, 2016, and 2015, CoreCivic's discretionary contributions to the Plan, net of forfeitures, were $12.3 million, $12.0 million, and $12.0 million, respectively.

Deferred Compensation Plans

During 2002, the compensation committee of the board of directors approved CoreCivic's adoption of two non-qualified deferred compensation plans (the "Deferred Compensation Plans") for non-employee directors and for certain senior executives.  The Deferred Compensation Plans are unfunded plans maintained for the purpose of providing CoreCivic's directors and certain of its senior executives the opportunity to defer a portion of their compensation.  Under the terms of the Deferred Compensation Plans, certain senior executives may elect to contribute on a pre-tax basis up to 50% of their base salary and up to 100% of their cash bonus, and non-employee directors may elect to contribute on a pre-tax basis up to 100% of their director retainer and meeting fees.  During the years ended December 31, 2017, 2016, and 2015, CoreCivic matched 100% of employee contributions up to 5% of total cash compensation.  CoreCivic also contributes a fixed rate of return on balances in the Deferred Compensation Plans, determined at the beginning of each plan year.  Matching contributions and investment earnings thereon become vested 20% after two years of service, 40% after three years of service, 80% after four years of service, and 100% after five or more years of service.  Distributions are generally payable no earlier than five years subsequent to the date an individual becomes a participant in the Plan, or upon termination of employment (or the date a director ceases to serve as a director of CoreCivic), at the election of the participant.  Distributions to senior executives must commence on or before the later of 60 days after the participant's separation from service or the fifteenth day of the month following the month the individual attains age 65.

During 2017, 2016, and 2015, CoreCivic provided a fixed return of 5.0%, 5.45%, and 5.6%, respectively, to participants in the Deferred Compensation Plans.  CoreCivic has purchased life insurance policies on the lives of certain employees of CoreCivic, which are intended to fund distributions from the Deferred Compensation Plans.  CoreCivic is the sole beneficiary of such policies.  At the inception of the Deferred Compensation Plans, CoreCivic established an irrevocable Rabbi Trust to secure the plans' obligations.  However, assets in the Deferred Compensation Plans are subject to creditor claims in the event of bankruptcy.  During 2017, 2016, and 2015, CoreCivic recorded $0.1 million, $0.2 million, and $0.3 million, respectively, of matching contributions as general and administrative expense associated with the Deferred Compensation Plans.  Assets in the Rabbi Trust were $13.5 million and $13.1 million as of December 31, 2017 and 2016, respectively. As of December 31, 2017 and 2016, CoreCivic's liability related to the Deferred Compensation Plans was $11.0 million and $10.6 million, respectively, which was reflected in accounts payable and accrued expenses and other liabilities in the accompanying balance sheets.

Employment and Severance Agreements

CoreCivic currently has employment agreements with several of its executive officers, which provide for the payment of certain severance amounts upon termination of employment under certain circumstances or a change of control, as defined in the agreements.

16.	SEGMENT REPORTING

As of December 31, 2017, CoreCivic owned and managed 70 facilities, and managed seven facilities it did not own. In addition, CoreCivic owned 12 properties that it leased to third parties.  Management views CoreCivic's operating results in one operating segment.  However, the Company has chosen to report financial performance segregated for (1) owned and managed facilities and (2) managed-only facilities as the Company believes this information is useful to users of the financial statements.  Owned and managed facilities include the operating results of those facilities placed into service that were owned or controlled via a long-term lease and managed by CoreCivic.  Managed-only facilities include the operating results of those facilities owned by a third party and managed by CoreCivic.  The operating performance of the owned and managed and the managed-only facilities can be measured based on their net operating income.  CoreCivic defines facility net operating income as a facility's operating income or loss from operations before interest, taxes, asset impairments, depreciation, and amortization.

The revenue and net operating income for the owned and managed and the managed-only facilities and a reconciliation to CoreCivic's operating income is as follows for the three years ended December 31, 2017, 2016, and 2015 (in thousands):

	For the Years Ended December 31,
	2017	2016	2015
Revenue:
Owned and managed	$1,529,987	$1,603,671	$1,543,750
Managed-only	190,246	205,420	211,995
Total management revenue	1,720,233	1,809,091	1,755,745
Operating expenses:
Owned and managed	1,048,219	1,068,031	1,038,070
Managed-only	173,237	183,643	190,010
Total operating expenses	1,221,456	1,251,674	1,228,080
Facility net operating income:
Owned and managed	481,768	535,640	505,680
Managed-only	17,009	21,777	21,985
Total facility net operating income	498,777	557,417	527,665
Other revenue (expense):
Rental and other revenue	45,265	40,694	37,342
Other operating expense	(28,081)	(23,912)	(28,048)
General and administrative	(107,822)	(107,027)	(103,936)
Depreciation and amortization	(147,129)	(166,746)	(151,514)
Restructuring charges	—	(4,010)	—
Asset impairments	(614)	—	(955)
Operating income	$260,396	$296,416	$280,554

The following table summarizes capital expenditures including accrued amounts for the years ended December 31, 2017, 2016, and 2015 (in thousands):

	For the Years Ended December 31,
	2017	2016	2015
Capital expenditures:
Owned and managed	$83,757	$108,241	$382,781
Managed-only	5,238	5,749	4,049
Corporate and other	25,752	20,541	28,611
Total capital expenditures	$114,747	$134,531	$415,441

The total assets are as follows (in thousands):

	December 31,
	2017	2016
Assets:
Owned and managed	$2,827,928	$2,841,799
Managed-only	59,805	62,292
Corporate and other	384,665	367,513
Total assets	$3,272,398	$3,271,604

17.	SUBSEQUENT EVENTS

Effective January 1, 2018, CoreCivic closed on the acquisition of Rocky Mountain Offender Management Systems, LLC, which provides non-residential correctional alternatives, including electronic monitoring and case management services, to municipal, county, and state governments in eight states.  The aggregate purchase price was $7.0 million, excluding transaction-related expenses.

On January 19, 2018, CoreCivic acquired the 261,000 square-foot Capital Commerce Center, located in Tallahassee, Florida for a purchase price of $44.7 million, excluding transaction-related costs and certain closing credits.  Capital Commerce Center is 98% leased, and 87% leased to the state of Florida on behalf of the Florida Department of Business and Professional Regulation.  The acquisition was financed with a $24.5 million non-recourse mortgage note, which is fully-secured by the Capital Commerce Center property, with an interest rate of 4.5%, maturing in 2033, and cash from CoreCivic's $900.0 Million Revolving Credit Facility.

On January 24, 2018, CoreCivic entered into a 20-year lease agreement with the Kansas Department of Corrections for a 2,432-bed correctional facility the Company will construct in Lansing, Kansas.  The new facility will replace the Lansing Correctional Facility, the State's largest correctional complex for adult male inmates, originally constructed in 1863.  CoreCivic will be responsible for facility maintenance throughout the 20-year term of the lease, at which time ownership will revert to the State.  Construction of the new facility is expected to commence in the first quarter of 2018 with a timeline for completion of approximately 24 months.

During February 2018, CoreCivic issued approximately 0.9 million RSUs to certain of CoreCivic's employees and non-employee directors, with an aggregate value of $19.8 million.  Unless earlier vested under the terms of the RSU agreement, approximately 0.6 million RSUs were issued to officers and executive officers and are subject to vesting over a three-year period based upon satisfaction of certain annual performance criteria for the fiscal years ending December 31, 2018, 2019, and 2020.  Approximately 0.3 million RSUs issued to other employees vest evenly on the first, second, and third anniversary of the award.  Shares of RSUs issued to non-employee directors vest on the first anniversary of the award. Any RSUs that become vested will be settled in shares of CoreCivic's common stock.

On February 22, 2018, the Company's Board of Directors declared a quarterly dividend of $0.43 per common share payable April 16, 2018 to stockholders of record on April 2, 2018.

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

CONDENSED CONSOLIDATING BALANCE SHEET

As of December 31, 2017

(in thousands)

ASSETS	Parent	Combined Subsidiary Guarantors	Consolidating Adjustments and Other	Total Consolidated Amounts
Cash and cash equivalents	$25,745	$26,438	$—	$52,183
Accounts receivable, net of allowance	211,673	372,755	(330,240)	254,188
Prepaid expenses and other current assets	1,835	24,986	(5,702)	21,119
Total current assets	239,253	424,179	(335,942)	327,490
Property and equipment, net	2,467,166	335,283	—	2,802,449
Goodwill	26,031	14,896	—	40,927
Non-current deferred tax assets	—	13,193	(379)	12,814
Other assets	421,474	69,117	(401,873)	88,718
Total assets	$3,153,924	$856,668	$(738,194)	$3,272,398
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable and accrued expenses	$251,011	$362,701	$(335,908)	$277,804
Income taxes payable	1,443	1,591	—	3,034
Current portion of long-term debt	10,000	—	—	10,000
Total current liabilities	262,454	364,292	(335,908)	290,838
Long-term debt, net	1,437,982	114,205	(115,000)	1,437,187
Non-current deferred tax liabilities	379	—	(379)	—
Deferred revenue	—	39,735	—	39,735
Other liabilities	1,501	51,529	—	53,030
Total liabilities	1,702,316	569,761	(451,287)	1,820,790

Total stockholders' equity	1,451,608	286,907	(286,907)	1,451,608
Total liabilities and stockholders' equity	$3,153,924	$856,668	$(738,194)	$3,272,398

CONDENSED CONSOLIDATING BALANCE SHEET

As of December 31, 2016

(in thousands)

ASSETS	Parent	Combined Subsidiary Guarantors	Consolidating Adjustments and Other	Total Consolidated Amounts
Cash and cash equivalents	$11,378	$26,333	$—	$37,711
Accounts receivable, net of allowance	237,495	270,952	(278,562)	229,885
Prepaid expenses and other current assets	7,582	30,123	(6,477)	31,228
Total current assets	256,455	327,408	(285,039)	298,824
Property and equipment, net	2,493,025	344,632	—	2,837,657
Goodwill	23,231	15,155	—	38,386
Non-current deferred tax assets	—	14,056	(321)	13,735
Other assets	339,391	57,873	(314,262)	83,002
Total assets	$3,112,102	$759,124	$(599,622)	$3,271,604
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable and accrued expenses	$203,074	$342,072	$(285,039)	$260,107
Income taxes payable	1,850	236	—	2,086
Current portion of long-term debt	10,000	—	—	10,000
Total current liabilities	214,924	342,308	(285,039)	272,193
Long-term debt, net	1,436,186	113,983	(115,000)	1,435,169
Non-current deferred tax liabilities	321	—	(321)	—
Deferred revenue	—	53,437	—	53,437
Other liabilities	1,708	50,134	—	51,842
Total liabilities	1,653,139	559,862	(400,360)	1,812,641

Total stockholders' equity	1,458,963	199,262	(199,262)	1,458,963
Total liabilities and stockholders' equity	$3,112,102	$759,124	$(599,622)	$3,271,604

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the year ended December 31, 2017

(in thousands)

	Parent	Combined Subsidiary Guarantors	Consolidating Adjustments and Other	Total Consolidated Amounts
REVENUES	$1,194,690	$1,454,194	$(883,386)	$1,765,498
EXPENSES:
Operating	914,443	1,218,480	(883,386)	1,249,537
General and administrative	36,964	70,858	—	107,822
Depreciation and amortization	87,694	59,435	—	147,129
Asset impairments	300	314	—	614
	1,039,401	1,349,087	(883,386)	1,505,102
OPERATING INCOME	155,289	105,107	—	260,396
OTHER (INCOME) EXPENSE:
Interest expense, net	56,712	11,823	—	68,535
Other (income) expense	(255)	103	62	(90)
	56,457	11,926	62	68,445
INCOME BEFORE INCOME TAXES	98,832	93,181	(62)	191,951
Income tax expense	(1,765)	(12,146)	—	(13,911)
INCOME BEFORE EQUITY IN SUBSIDIARIES	97,067	81,035	(62)	178,040
Income from equity in subsidiaries	80,973	—	(80,973)	—
NET INCOME	$178,040	$81,035	$(81,035)	$178,040

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the year ended December 31, 2016

(in thousands)

	Parent	Combined Subsidiary Guarantors	Consolidating Adjustments and Other	Total Consolidated Amounts
REVENUES	$1,182,765	$1,542,231	$(875,211)	$1,849,785
EXPENSES:
Operating	904,750	1,246,047	(875,211)	1,275,586
General and administrative	35,440	71,587	—	107,027
Depreciation and amortization	84,842	81,904	—	166,746
Restructuring charges	197	3,813	—	4,010
	1,025,229	1,403,351	(875,211)	1,553,369
OPERATING INCOME	157,536	138,880	—	296,416
OTHER (INCOME) EXPENSE:
Interest expense, net	51,928	15,827	—	67,755
Other (income) expense	995	(548)	42	489
	52,923	15,279	42	68,244
INCOME BEFORE INCOME TAXES	104,613	123,601	(42)	228,172
Income tax expense	(1,896)	(6,357)	—	(8,253)
INCOME BEFORE EQUITY IN SUBSIDIARIES	102,717	117,244	(42)	219,919
Income from equity in subsidiaries	117,202	—	(117,202)	—
NET INCOME	$219,919	$117,244	$(117,244)	$219,919

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the year ended December 31, 2015

(in thousands)

	Parent	Combined Subsidiary Guarantors	Consolidating Adjustments and Other	Total Consolidated Amounts
REVENUES	$1,184,878	$1,469,105	$(860,896)	$1,793,087
EXPENSES:
Operating	889,203	1,227,821	(860,896)	1,256,128
General and administrative	33,248	70,688	—	103,936
Depreciation and amortization	82,745	68,769	—	151,514
Asset impairments	—	955	—	955
	1,005,196	1,368,233	(860,896)	1,512,533
OPERATING INCOME	179,682	100,872	—	280,554
OTHER (INCOME) EXPENSE:
Interest expense, net	35,919	13,777	—	49,696
Expenses associated with debt refinancing transactions	701	—	—	701
Other (income) expense	232	(414)	124	(58)
	36,852	13,363	124	50,339
INCOME BEFORE INCOME TAXES	142,830	87,509	(124)	230,215
Income tax expense	(1,541)	(6,820)	—	(8,361)
INCOME BEFORE EQUITY IN SUBSIDIARIES	141,289	80,689	(124)	221,854
Income from equity in subsidiaries	80,565	—	(80,565)	—
NET INCOME	$221,854	$80,689	$(80,689)	$221,854

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the year ended December 31, 2017

(in thousands)

	Parent	Combined Subsidiary Guarantors	Consolidating Adjustments And Other	Total Consolidated Amounts
Net cash provided by operating activities	$276,055	$65,270	$—	$341,325
Net cash used in investing activities	(55,242)	(69,320)	—	(124,562)
Net cash provided by (used in) financing activities	(206,446)	4,155	—	(202,291)
Net increase in cash and cash equivalents	14,367	105	—	14,472
CASH AND CASH EQUIVALENTS, beginning of year	11,378	26,333	—	37,711
CASH AND CASH EQUIVALENTS, end of year	$25,745	$26,438	$—	52,183

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the year ended December 31, 2016

(in thousands)

	Parent	Combined Subsidiary Guarantors	Consolidating Adjustments And Other	Total Consolidated Amounts
Net cash provided by operating activities	$295,366	$80,007	$—	$375,373
Net cash used in investing activities	(19,317)	(69,571)	(33,300)	(122,188)
Net cash provided by (used in) financing activities	(280,337)	(33,728)	33,300	(280,765)
Net decrease in cash and cash equivalents	(4,288)	(23,292)	—	(27,580)
CASH AND CASH EQUIVALENTS, beginning of year	15,666	49,625	—	65,291
CASH AND CASH EQUIVALENTS, end of year	$11,378	$26,333	$—	$37,711

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the year ended December 31, 2015

(in thousands)

	Parent	Combined Subsidiary Guarantors	Consolidating Adjustments And Other	Total Consolidated Amounts
Net cash provided by operating activities	$102,371	$297,427	$—	$399,798
Net cash used in investing activities	(93,891)	(212,215)	(103,175)	(409,281)
Net cash provided by (used in) financing activities	(5,151)	(97,643)	103,175	381
Net (decrease) increase in cash and cash equivalents	3,329	(12,431)	—	(9,102)
CASH AND CASH EQUIVALENTS, beginning of year	12,337	62,056	—	74,393
CASH AND CASH EQUIVALENTS, end of year	$15,666	$49,625	$—	$65,291

19.	SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Selected quarterly financial information for each of the quarters in the years ended December 31, 2017 and 2016 is as follows (in thousands, except per share data):

	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017
Revenue	$445,684	$436,393	$442,845	$440,576
Operating income	69,039	65,279	60,815	65,263
Net income	50,047	45,475	41,178	$41,340
Basic earnings per share:
Net income	$0.42	$0.38	$0.35	$0.35
Diluted earnings per share:
Net income	$0.42	$0.38	$0.35	$0.35

	March 31, 2016	June 30, 2016	September 30, 2016	December 31, 2016
Revenue	$447,385	$463,331	$474,935	$464,134
Operating income	64,928	77,176	73,953	80,359
Net income	46,307	57,583	55,340	60,689
Basic earnings per share:
Net income	$0.39	$0.49	$0.47	$0.52
Diluted earnings per share:
Net income	$0.39	$0.49	$0.47	$0.52

CORECIVIC, INC. AND SUBSIDIARIES

SCHEDULE III - REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2017

(in thousands)

		Initial Cost to Company			Gross Amount at Which Carried at Close of Period
Description	Location	Land	Buildings and Improvements	Cost Capitalized Subsequent to Acquisition	Land and Land Improvements	Buildings and Leasehold Improvements	Total (A)		Accumulated Depreciation (B)	Date Constructed/ Acquired
Adams County Correctional Center	Adams County, Mississippi	$874	$119,565	$2,911	$1,089	$122,261	$123,350		$(22,611)	2008
Adams Transitional Center	Denver, Colorado	6,090	853	85	6,090	938	7,028		(6)	2017
Arapahoe Community Treatment Center	Englewood, Colorado	3,760	1,239	148	3,760	1,387	5,147		(40)	2017
Augusta Transitional Center	Augusta, Georgia	1,281	2,674	-	1,281	2,674	3,955		(22)	2017
Austin Residential Reentry Center	Del Valle, Texas	4,190	1,058	301	4,191	1,358	5,549		(151)	2015
Austin Transitional Center	Del Valle, Texas	19,488	4,607	872	19,497	5,470	24,967		(518)	2015
Bent County Correctional Facility	Las Animas, Colorado	550	13,115	67,576	1,375	79,866	81,241		(23,896)	1992
Bridgeport Pre-Parole Transfer Facility	Bridgeport, Texas	70	291	-	70	-	70	(C)	-	1995
Broad Street Residential Reentry Center	Philadelphia, Pennsylvania	663	2,700	57	663	2,757	3,420		(169)	2015
CAI Boston Avenue	San Diego, California	800	11,440	677	834	12,083	12,917		(1,782)	2013
California City Correctional Center	California City, California	1,785	125,337	12,154	2,569	136,707	139,276		(48,586)	1999
Carver Transitional Center	Oklahoma City, Oklahoma	8,562	4,631	1,060	8,599	5,654	14,253		(525)	2015
Centennial Community Transition Center	Englewood, Colorado	4,905	1,256	184	4,908	1,437	6,345		(91)	2016
Central Arizona Florence Correctional Complex	Florence, Arizona	1,298	133,531	47,822	4,167	178,484	182,651		(66,707)	1994/1999
Chester Residential Reentry Center	Chester, Pennsylvania	657	2,679	-	657	2,679	3,336		(162)	2015
Cheyenne Transitional Center	Cheyenne, Wyoming	5,567	2,092	405	5,567	2,497	8,064		(241)	2015

CORECIVIC, INC. AND SUBSIDIARIES

SCHEDULE III - REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2017

(in thousands)

		Initial Cost to Company			Gross Amount at Which Carried at Close of Period
Description	Location	Land	Buildings and Improvements	Cost Capitalized Subsequent to Acquisition	Land and Land Improvements	Buildings and Leasehold Improvements	Total (A)	Accumulated Depreciation (B)	Date Constructed/ Acquired
Cibola County Corrections Center	Milan, New Mexico	444	16,215	31,081	1,368	46,372	47,740	(18,678)	1994
Cimarron Correctional Facility	Cushing, Oklahoma	250	71,303	44,054	602	115,005	115,607	(36,615)	1997
Coffee Correctional Facility	Nicholls, Georgia	194	28,361	50,251	853	77,953	78,806	(22,611)	1998
Columbine Facility	Denver, Colorado	1,414	488	162	1,415	649	2,064	(45)	2016
Commerce Transitional Center	Commerce City, Colorado	5,166	1,758	176	5,166	1,934	7,100	(12)	2017
Corpus Christi Transitional Center	Corpus Christi, Texas	—	1,886	438	-	2,324	2,324	(525)	2015
Crossroads Correctional Center	Shelby, Montana	413	33,196	9,085	1,388	41,306	42,694	(36,507)	1999
Crowley County Correctional Facility	Olney Springs, Colorado	211	46,845	29,541	2,488	74,109	76,597	(23,406)	2003
Dahlia Facility	Denver, Colorado	6,788	727	207	6,788	934	7,722	(58)	2016
Dallas Transitional Center	Hutchins, Texas	—	3,852	1,703	-	5,555	5,555	(700)	2015
Davis Correctional Facility	Holdenville, Oklahoma	250	66,701	41,165	961	107,155	108,116	(34,426)	1996
Diamondback Correctional Facility	Watonga, Oklahoma	208	41,677	23,922	1,313	64,494	65,807	(24,436)	1998
Eden Detention Center	Eden, Texas	925	27,645	33,825	5,506	56,889	62,395	(22,689)	1995
El Paso Multi-Use Facility	El Paso, Texas	14,936	4,536	1,005	14,936	5,541	20,477	(535)	2015
El Paso Transitional Center	El Paso, Texas	10,325	4,198	700	10,325	4,898	15,223	(444)	2015
Eloy Detention Center	Eloy, Arizona	498	33,308	15,945	1,855	47,896	49,751	(19,996)	1995
Fort Worth Transitional Center	Fort Worth, Texas	3,251	334	257	3,252	590	3,842	(404)	2015
Fox Facility and Training Center	Denver, Colorado	3,038	1,203	258	3,038	1,461	4,499	(88)	2016

CORECIVIC, INC. AND SUBSIDIARIES

SCHEDULE III - REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2017

(in thousands)

		Initial Cost to Company			Gross Amount at Which Carried at Close of Period
Description	Location	Land	Buildings and Improvements	Cost Capitalized Subsequent to Acquisition	Land and Land Improvements	Buildings and Leasehold Improvements	Total (A)	Accumulated Depreciation (B)	Date Constructed/ Acquired
Greenville	Greenville, North Carolina	361	1,387	8	361	1,395	1,756	(12)	2017
Houston Processing Center	Houston, Texas	2,250	53,373	39,944	3,560	92,007	95,567	(34,397)	1984
Huerfano County Correctional Center	Walsenburg, Colorado	124	26,358	4,220	1,019	29,683	30,702	(13,722)	1997
Jenkins Correctional Center	Millen, Georgia	208	48,158	403	258	48,511	48,769	(5,685)	2012
Kit Carson Correctional Center	Burlington, Colorado	432	35,980	43,472	1,051	78,833	79,884	(22,789)	1998
La Palma Correctional Center	Eloy, Arizona	283	183,155	13,354	486	196,306	196,792	(39,900)	2008
Lake Erie Correctional Institution	Conneaut, Ohio	2,871	69,779	5,256	3,818	74,088	77,906	(9,543)	2011
Laredo Processing Center	Laredo, Texas	788	26,737	2,665	986	29,204	30,190	(11,748)	1985
Leavenworth Detention Center	Leavenworth, Kansas	130	44,970	43,278	491	87,887	88,378	(28,981)	1992
Lee Adjustment Center	Beattyville, Kentucky	500	515	16,708	1,220	16,503	17,723	(7,283)	1998
Leo Chesney Correctional Center	Live Oak, California	250	4,774	1,577	250	6,351	6,601	(2,992)	1989
Long Beach Community Corrections Center	Long Beach, California	5,038	2,413	-	5,038	2,413	7,451	(96)	2016
Longmont Community Treatment Center	Longmont, Colorado	3,364	582	98	3,363	681	4,044	(44)	2016
Marion Adjustment Center	St. Mary, Kentucky	250	9,994	8,632	918	17,958	18,876	(6,818)	1998
McRae Correctional Facility	McRae, Georgia	462	60,396	18,116	1,099	77,875	78,974	(21,175)	2000
Milledgeville	Milledgeville, Georgia	120	714	-	120	714	834	(6)	2017

CORECIVIC, INC. AND SUBSIDIARIES

SCHEDULE III - REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2017

(in thousands)

		Initial Cost to Company			Gross Amount at Which Carried at Close of Period
Description	Location	Land	Buildings and Improvements	Cost Capitalized Subsequent to Acquisition	Land and Land Improvements	Buildings and Leasehold Improvements	Total (A)		Accumulated Depreciation (B)	Date Constructed/ Acquired
Mineral Wells Pre-Parole Transfer Facility	Mineral Wells, Texas	176	22,589	-	100	-	100	(C)	-	1995
Nevada Southern Detention Center	Pahrump, Nevada	7,548	64,362	10,093	8,374	73,629	82,003		(12,953)	2010
North Fork Correctional Facility	Sayre, Oklahoma	—	42,166	60,351	356	102,161	102,517		(31,541)	1998
Northeast Ohio Correctional Center	Youngstown, Ohio	750	39,583	10,583	1,858	49,058	50,916		(19,465)	1997
Northwest New Mexico Correctional Center	Grants, New Mexico	142	15,888	18,319	879	33,470	34,349		(13,703)	1989
Oklahoma City Transitional Center	Oklahoma City, Oklahoma	1,114	2,626	257	1,114	2,883	3,997		(41)	2017
Oracle Transitional Center	Tucson, Arizona	4,544	1,220	8	4,552	1,220	5,772		(13)	2017
Otay Mesa Detention Center	San Diego, California	28,845	114,411	8,782	37,009	115,029	152,038	(D)	(6,356)	2015
Prairie Correctional Facility	Appleton, Minnesota	100	22,306	9,126	1,068	30,464	31,532		(15,414)	1991
Queensgate Correctional Facility	Cincinnati, Ohio	750	15,221	498	340	498	838	(C)	(45)	1998
Red Rock Correctional Center	Eloy, Arizona	10	78,456	56,306	256	134,516	134,772		(31,958)	2006
Rockingham	Rockingham, North Carolina	95	1,070	-	95	1,070	1,165		(9)	2017
Roth Hall Residential Reentry Center	Philadelphia, Pennsylvania	654	2,693	-	654	2,693	3,347		(163)	2015
Saguaro Correctional Facility	Eloy, Arizona	193	98,903	1,228	486	99,838	100,324		(21,272)	2007
San Diego Correctional Facility	San Diego, California	—	92,458	-	-	-	-	(D)	-	1999
Shelby Training Center	Memphis, Tennessee	150	6,393	3,317	279	9,581	9,860		(9,448)	1986

CORECIVIC, INC. AND SUBSIDIARIES

SCHEDULE III - REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2017

(in thousands)

		Initial Cost to Company			Gross Amount at Which Carried at Close of Period
Description	Location	Land	Buildings and Improvements	Cost Capitalized Subsequent to Acquisition	Land and Land Improvements	Buildings and Leasehold Improvements	Total (A)		Accumulated Depreciation (B)	Date Constructed/ Acquired
South Texas Family Residential Center	Dilley, Texas	—	146,974	8,714	35	155,653	155,688	(E)	(89,972)	2015
Southeast Kentucky Correctional Facility	Wheelwright, Kentucky	500	24,487	11,615	1,590	35,012	36,602		(14,738)	1998
Stewart Detention Center	Lumpkin, Georgia	143	70,560	17,048	1,234	86,517	87,751		(22,374)	2004
Stockton Female Community Corrections Facility	Stockton, California	692	788	-	692	788	1,480		(18)	2017
T. Don Hutto Residential Center	Taylor, Texas	183	13,418	4,320	594	17,327	17,921		(7,759)	1997
Tallahatchie County Correctional Facility	Tutwiler, Mississippi	—	44,638	96,539	1,586	139,591	141,177		(44,636)	2000
Torrance County Detention Facility	Estancia, New Mexico	511	52,599	8,286	1,719	59,677	61,396		(24,514)	1990
Trousdale Turner Correctional Center	Hartsville, TN	649	135,412	4,452	1,619	138,894	140,513		(5,844)	2015
Tulsa Transitional Center	Tulsa, OK	8,206	4,061	768	8,206	4,829	13,035		(447)	2015
Tulsa Women's Residential Program	Tulsa, OK	200	75	-	200	75	275		(2)	2017
Turley Residential Center	Tulsa, OK	421	4,105	839	421	4,944	5,365		(478)	2015
Ulster Facility	Denver, Colorado	4,068	442	120	4,068	562	4,630		(34)	2016
Walker Hall Residential Reentry Center	Philadelphia, PA	654	2,693	1	654	2,694	3,348		(163)	2015
Webb County Detention Center	Laredo, Texas	498	20,160	6,119	2,129	24,648	26,777		(10,962)	1998
West Tennessee Detention Facility	Mason, Tennessee	538	31,931	6,103	2,007	36,565	38,572		(16,522)	1990
Wheeler Correctional Facility	Alamo, Georgia	117	30,781	45,246	428	75,716	76,144		(22,631)	1998
Whiteville Correctional Facility	Whiteville, Tennessee	303	51,694	7,312	1,671	57,638	59,309		(22,658)	1998
Totals		$189,036	$2,635,749	$1,012,108	$236,882	$3,468,966	$3,705,848		$(1,059,006)

CORECIVIC, INC. AND SUBSIDIARIES

SCHEDULE III - REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2017

(in thousands)

NOTES TO SCHEDULE III - REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION

(A)	The aggregate cost of properties for federal income tax purposes is approximately $3.6 billion at December 31, 2017.
(B)	Depreciation is calculated using estimated useful lives of depreciable assets up to 50 years for prison facilities.
(C)

CoreCivic recorded non-cash impairments during the fourth quarter of 2014 to write down the book values of the Queensgate and Mineral Wells facilities, and during the third quarter of 2017 to write down the book value of the Bridgeport facility, to the estimated fair values assuming asset sales for uses other than correctional facilities.

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

(E)

The South Texas Family Residential Center is subject to a lease agreement with a third-party lessor. This agreement resulted in CoreCivic being deemed the owner of the newly constructed assets for accounting purposes, in accordance with ASC 840-40-55, formerly Emerging Issues Task Force No. 97-10, "The Effect of Lessee Involvement in Asset Construction."

CORECIVIC, INC. AND SUBSIDIARIES

SCHEDULE III - REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION

FOR THE YEARS ENDED DECEMBER 31, 2017, 2016, AND 2015

(in thousands)

	For the Years Ended December 31,
	2017	2016	2015
Investment in Real Estate:
Balance at beginning of period	$3,636,935	$3,542,023	$3,071,094
Additions through capital expenditures	38,181	54,678	433,481
Acquisitions	37,827	36,199	131,348
Asset Impairments	(879)	—	—
Reclassifications and other	(6,216)	4,035	(93,900)
Balance at end of period	$3,705,848	$3,636,935	$3,542,023
Accumulated Depreciation:
Balance at beginning of period	$(960,354)	$(834,558)	$(815,980)
Depreciation	(105,392)	(125,913)	(113,611)
Disposals/Other	6,162	117	95,033
Asset Impairments	578	—	—
Balance at end of period	$(1,059,006)	$(960,354)	$(834,558)