Form 10-Q
period 2018-03-31
CoreCivic, Inc.
filed 2018-05-03
CIK 1070985

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED:  MARCH 31, 2018

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

Indicate the number of shares outstanding of each class of Common Stock as of April 27, 2018:

Shares of Common Stock, $0.01 par value per share: 118,543,632 shares outstanding.

CORECIVIC, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2018

PART I – FINANCIAL INFORMATION

ITEM 1. – FINANCIAL STATEMENTS.

CORECIVIC, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED AND AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

ASSETS	March 31, 2018	December 31, 2017
Cash and cash equivalents	$56,400	$52,183
Accounts receivable, net of allowance of $997 and $782, respectively	212,634	254,188
Prepaid expenses and other current assets	19,566	21,119
Total current assets	288,600	327,490
Property and equipment, net of accumulated depreciation of $1,512,573 and $1,475,951, respectively	2,825,203	2,802,449
Goodwill	44,779	40,927
Non-current deferred tax assets	11,194	12,814
Other assets	94,674	88,718
Total assets	$3,264,450	$3,272,398
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable and accrued expenses	$269,458	$277,804
Income taxes payable	3,957	3,034
Current portion of long-term debt	12,429	10,000
Total current liabilities	285,844	290,838
Long-term debt, net	1,455,265	1,437,187
Deferred revenue	36,327	39,735
Other liabilities	52,804	53,030
Total liabilities	1,830,240	1,820,790
Commitments and contingencies
Preferred stock – $0.01 par value; 50,000 shares authorized; none issued and outstanding at March 31, 2018 and December 31, 2017, respectively	—	—
Common stock – $0.01 par value; 300,000 shares authorized; 118,544 and 118,204 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	1,185	1,182
Additional paid-in capital	1,795,671	1,794,713
Accumulated deficit	(360,618)	(344,287)
Accumulated other comprehensive loss	(2,028)	—
Total stockholders' equity	1,434,210	1,451,608
Total liabilities and stockholders' equity	$3,264,450	$3,272,398

The accompanying notes are an integral part of these consolidated financial statements.

CORECIVIC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED AND AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	For the Three Months Ended March 31,
	2018	2017
REVENUES	$440,916	$445,684
EXPENSES:
Operating	319,151	315,303
General and administrative	24,971	24,826
Depreciation and amortization	38,089	36,257
Asset impairments	—	259
	382,211	376,645
OPERATING INCOME	58,705	69,039
OTHER (INCOME) EXPENSE:
Interest expense, net	19,036	16,490
Other (income) expense	(43)	17
	18,993	16,507
INCOME BEFORE INCOME TAXES	39,712	52,532
Income tax expense	(1,935)	(2,485)
NET INCOME	$37,777	$50,047
BASIC EARNINGS PER SHARE	$0.32	$0.42
DILUTED EARNINGS PER SHARE	$0.32	$0.42
DIVIDENDS DECLARED PER SHARE	$0.43	$0.42

The accompanying notes are an integral part of these consolidated financial statements.

CORECIVIC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED AND AMOUNTS IN THOUSANDS)

	For the Three Months Ended March 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$37,777	$50,047
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	38,089	36,257
Asset impairments	—	259
Amortization of debt issuance costs and other non-cash interest	891	783
Deferred income taxes	837	1,867
Non-cash revenue and other income	(4,318)	(5,371)
Non-cash equity compensation	3,486	4,086
Other expenses and non-cash items	1,939	831
Changes in assets and liabilities, net:
Accounts receivable, prepaid expenses and other assets	41,249	22,002
Accounts payable, accrued expenses and other liabilities	(12,394)	(19,785)
Income taxes payable	923	515
Net cash provided by operating activities	108,479	91,491
CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for facility development and expansions	(3,447)	(6,417)
Expenditures for other capital improvements	(17,285)	(8,173)
Acquisitions, net of cash acquired	(48,461)	(7,062)
Proceeds from sale of assets	48	77
(Increase) decrease in other assets	(705)	1,561
Payments received on direct financing lease and notes receivable	—	684
Net cash used in investing activities	(69,850)	(19,330)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of debt and borrowings from credit facility	89,500	60,000
Scheduled principal repayments	(2,691)	(2,500)
Other principal repayments of debt	(66,000)	(72,000)
Payment of debt issuance and other refinancing and related costs	(844)	(65)
Payment of lease obligations	(746)	(553)
Dividends paid	(51,106)	(51,462)
Purchase and retirement of common stock	(2,525)	(5,089)
Proceeds from exercise of stock options	—	4,961
Net cash used in financing activities	(34,412)	(66,708)
NET INCREASE IN CASH AND CASH EQUIVALENTS	4,217	5,453
CASH AND CASH EQUIVALENTS, beginning of period	52,183	37,711
CASH AND CASH EQUIVALENTS, end of period	$56,400	$43,164
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest (net of amounts capitalized of $0 in both 2018 and 2017)	$3,278	$10,899
Income taxes paid	$105	$—

The accompanying notes are an integral part of these consolidated financial statements.

CORECIVIC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2018

(UNAUDITED AND AMOUNTS IN THOUSANDS)

			Additional		Accumulated Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders'
	Shares	Par Value	Capital	Deficit	Loss	Equity
Balance as of December 31, 2017	118,204	$1,182	$1,794,713	$(344,287)	$—	$1,451,608
Comprehensive income
Net income	—	—	—	37,777	—	37,777
Change in fair value of interest rate swap, net of tax	—	—	—	—	(2,028)	(2,028)
Total comprehensive income	—	—	—	37,777	(2,028)	35,749
Retirement of common stock	(117)	(1)	(2,524)	—	—	(2,525)
Dividends declared on common stock ($0.43 per share)	—	—	—	(51,533)	—	(51,533)
Restricted stock compensation, net of forfeitures	—	—	3,486	—	—	3,486
Restricted stock grants	457	4	(4)	—	—	—
Cumulative effect of adoption of new accounting standard	—	—	—	(2,575)	—	(2,575)
Balance as of March 31, 2018	118,544	$1,185	$1,795,671	$(360,618)	$(2,028)	$1,434,210

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

MARCH 31, 2018

1.	ORGANIZATION AND OPERATIONS

CoreCivic, Inc. (together with its subsidiaries, the "Company" or "CoreCivic") is one of the nation's largest owners of partnership correctional, detention, and residential reentry facilities and one of the largest prison operators in the United States.  The Company also believes it is the largest private owner of real estate used by U.S. government agencies. Through three segments, CoreCivic Safety, CoreCivic Properties, and CoreCivic Community, the Company provides a broad range of solutions to government partners that serve the public good through corrections and detention management, government real estate solutions, and a growing network of residential reentry centers to help address America's recidivism crisis.  As of March 31, 2018, through its CoreCivic Safety segment, the Company operated 51 correctional and detention facilities, 44 of which the Company owned, with a total design capacity of approximately 73,000 beds.  Through its CoreCivic Community segment, the Company also owned and operated 26 residential reentry centers with a total design capacity of approximately 5,000 beds.  In addition, through its CoreCivic Properties segment, the Company owned 13 properties leased to third parties and used by government agencies, totaling 1.4 million square feet.

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

CoreCivic began operating as a real estate investment trust ("REIT") effective January 1, 2013.  The Company provides services and conducts other business activities through taxable REIT subsidiaries ("TRSs"). A TRS is a subsidiary of a REIT that is subject to applicable corporate income tax and certain qualification requirements. The Company's use of TRSs permits CoreCivic to engage in certain business activities in which the REIT may not engage directly, so long as these activities are conducted in entities that elect to be treated as TRSs under the Internal Revenue Code of 1986, as amended, and enable CoreCivic to, among other things, provide correctional services at facilities it owns and at facilities owned by its government partners.  A TRS is not subject to the distribution requirements applicable to REITs so it may retain income generated by its operations for reinvestment.

2.	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited interim consolidated financial statements have been prepared by the Company and, in the opinion of management, reflect all normal recurring adjustments necessary for a fair presentation of results for the unaudited interim periods presented.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted.  The results of operations for the interim period are not necessarily indicative of the results to be obtained for the full fiscal year.  Reference is made to the audited financial statements of CoreCivic included in its Annual Report on Form 10-K for the year ended December 31, 2017 filed with the Securities and Exchange Commission (the "SEC") on February 22, 2018 (the "2017 Form 10-K") with respect to certain significant accounting and financial reporting policies as well as other pertinent information of the Company.

Reclassifications

Certain reclassifications have been made to the segmented data to conform to the current year presentation.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, "Revenue from Contracts with Customers", which establishes a single, comprehensive revenue recognition standard for all contracts with customers. For public reporting entities such as CoreCivic, ASU 2014-09 was originally effective for interim and annual periods beginning after December 15, 2016 and early adoption of the ASU was not permitted.  In July 2015, the FASB agreed to defer the effective date of the ASU for public reporting entities by one year, or to interim and annual periods beginning after December 15, 2017.  In summary, the core principle of ASU 2014-09 is to recognize revenue when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. Companies are allowed to select between two transition methods: (1) a full retrospective transition method with the application of the new guidance to each prior reporting period presented, or (2) a modified retrospective transition method that recognizes the cumulative effect on prior periods at the date of adoption together with additional footnote disclosures.  CoreCivic adopted the standard in the first quarter of 2018 and utilized the modified retrospective transition method upon adoption.  CoreCivic completed its analysis of the various contracts and revenue streams and concluded that the adoption of the ASU does not have a material impact on the Company's results of operations or financial position and its related financial statement disclosure.  Upon adoption of the ASU, CoreCivic classifies certain contract-related costs for which it may not be reimbursed, or for costs that have been reimbursed, but may be required to be returned to the customer, as reductions to revenue.  Prior to adoption, such costs were reflected as operating expenses.

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

In October 2016, the FASB issued ASU 2016-16, "Intra-Entity Transfers of Assets Other Than Inventory", which requires companies to recognize the income tax effects of intercompany sales or transfers of assets, other than inventory, in the income statement as income tax expense when the sale or transfer occurs.  The new guidance is effective for public companies for fiscal years beginning after December 15, 2017, and interim periods within those annual periods.  The guidance requires companies to apply a modified retrospective approach with a cumulative catch-up adjustment to opening retained earnings in the period of adoption. In the period of adoption, companies will write off any income tax effects that had been deferred from past intercompany transactions involving non-inventory assets to opening retained earnings.  CoreCivic adopted the new standard in the first quarter of 2018 and wrote off approximately $2.6 million of prepaid taxes to accumulated deficit as a result of intercompany transactions between the REIT and one of its TRSs.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants and the SEC did not, or are not expected to, have a material effect on the Company's results of operations or financial position.

Fair Value of Financial Instruments

To meet the reporting requirements of ASC 825, "Financial Instruments", regarding fair value of financial instruments, CoreCivic calculates the estimated fair value of financial instruments using market interest rates, quoted market prices of similar instruments, or discounted cash flow techniques with observable Level 1 inputs for publicly traded debt and Level 2 inputs for all other financial instruments, as defined in ASC 820, "Fair Value Measurement".  At March 31, 2018 and December 31, 2017, there were no material differences between the carrying amounts and the estimated fair values of CoreCivic's financial instruments, other than as follows (in thousands):

	March 31, 2018		December 31, 2017
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Note receivable from Agecroft Prison Management, LTD	$3,176	$4,663	$3,059	$4,511
Debt	$(1,479,809)	$(1,475,996)	$(1,459,000)	$(1,490,063)

Derivative Financial Instruments

The Company is exposed to interest rate risk and management considers it prudent to periodically reduce the Company’s exposure to cash flow variability resulting from interest rate fluctuations. In the first quarter of 2018, the Company entered into an interest rate swap transaction. This agreement was designated as a cash flow hedge and was used to hedge the exposure to variability in future cash flows resulting from changes in interest rates related to the anticipated private placement of long-term debt in connection with the construction of a new correctional facility in Lansing, Kansas, as further described in Note 12.  The interest rate swap had a notional amount totaling $125.0 million. At March 31, 2018, the fair value of this agreement was a $2.0 million liability recorded in accrued expenses. The fair value of this derivative financial instrument was determined using quoted prices in markets that are not active or inputs that are observable for the liability and therefore it is classified as Level 2 in the fair value hierarchy. The Company has deferred the loss in accumulated other comprehensive income as of March 31, 2018, as the hedge is expected to be highly effective.  On April 20, 2018, the day the private placement was priced, the Company terminated the interest rate swap, resulting in a payment of $0.2 million from the counterparty based on changes in interest rates up to the termination date.

3.	GOODWILL

ASC 350, "Intangibles-Goodwill and Other", establishes accounting and reporting requirements for goodwill and other intangible assets.  Goodwill was $44.8 million and $40.9 million as of March 31, 2018 and December 31, 2017, respectively.  This goodwill was established in connection with multiple business combination transactions.

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

Acquisitions

On January 19, 2018, CoreCivic acquired the 261,000 square-foot Capital Commerce Center, located in Tallahassee, Florida for a purchase price of $44.7 million, excluding transaction-related costs and certain closing credits.  Capital Commerce Center is 98% leased, and 87% leased to the state of Florida on behalf of the Florida Department of Business and Professional Regulation.  In allocating the purchase price of this transaction, CoreCivic recorded $41.5 million of net tangible assets and $3.2 million of identifiable intangible assets.  CoreCivic acquired the property as a strategic investment that further diversifies the Company's cash flows through government-leased properties.

Leasing Transactions

On January 24, 2018, CoreCivic entered into a 20-year lease agreement with the Kansas Department of Corrections ("KDOC") for a 2,432-bed correctional facility the Company is constructing in Lansing, Kansas.  The new facility will replace the Lansing Correctional Facility, the State's largest correctional complex for adult male inmates, originally constructed in 1863.  CoreCivic will be responsible for facility maintenance throughout the 20-year term of the lease, at which time ownership will revert to the State.  Construction of the new facility commenced in the first quarter of 2018 with a timeline for completion of approximately 24 months.  CoreCivic expects to account for the lease with the KDOC as a multiple element lease with a portion of the lease payments attributable to the capital lease.  In addition, portions of the lease payments will be attributable to maintenance services and capital maintenance, representing two separately valued non-lease components.  As of March 31, 2018, CoreCivic has capitalized $1.4 million associated with the construction project and $0.6 million in loan costs associated with a private placement to finance the Kansas project which is expected to close in the second quarter of 2018.

Idle Facilities

As of March 31, 2018, CoreCivic had eight idled correctional facilities that are currently available and being actively marketed to potential customers.  The following table summarizes each of the idled facilities and their respective carrying values, excluding equipment and other assets that could generally be transferred and used at other facilities CoreCivic owns without significant cost (dollars in thousands):

			Net Carrying Values
	Design	Date	March 31,	December 31,
Facility	Capacity	Idled	2018	2017
Prairie Correctional Facility	1,600	2010	$15,857	$16,118
Huerfano County Correctional Center	752	2010	16,909	16,980
Diamondback Correctional Facility	2,160	2010	41,151	41,370
Southeast Kentucky Correctional Facility	656	2012	21,656	21,864
Marion Adjustment Center	826	2013	11,956	12,058
Kit Carson Correctional Center	1,488	2016	56,661	57,095
Eden Detention Center	1,422	2017	39,320	39,707
Torrance County Detention Facility	910	2017	36,495	36,882
	9,814		$240,005	$242,074

CoreCivic also has two idled non-core facilities containing 440 beds with an aggregate net book value of $4.0 million.  CoreCivic incurred approximately $3.5 million and $2.6 million in operating expenses at the idled facilities for the three months ended March 31, 2018 and 2017, respectively.

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

5.	BUSINESS COMBINATIONS

Effective January 1, 2018, CoreCivic closed on the acquisition of Rocky Mountain Offender Management Systems, LLC ("RMOMS"), which provides non-residential correctional alternatives, including electronic monitoring and case management services, to municipal, county, and state governments in eight states.  The aggregate purchase price was $7.0 million, excluding transaction-related expenses.

In allocating the purchase price for the transaction, CoreCivic recorded the following (in millions):

Property and equipment	$0.8
Intangible assets	3.1
Total identifiable assets and liabilities	3.9
Goodwill	3.1
Total consideration	$7.0

Several factors gave rise to the goodwill recorded in the acquisition of RMOMS, such as the expected benefit from synergies of the business combination that continues to broaden the scope of solutions CoreCivic provides.  The results of operations for this business combination have been included in the Company's consolidated financial statements from the date of the acquisition.

6.	DEBT

Debt outstanding as of March 31, 2018 and December 31, 2017 consists of the following (in thousands):

	March 31,	December 31,
	2018	2017
$900.0 Million Revolving Credit Facility, principal due at maturity in July 2020; interest payable periodically at variable interest rates. The weighted average rate at March 31, 2018 and December 31, 2017 was 3.3% and 3.1%, respectively.	$198,000	$199,000
Term Loan, scheduled principal payments through maturity in July 2020; interest payable periodically at variable interest rates. The rate at March 31, 2018 and December 31, 2017 was 3.4% and 3.1%, respectively. Unamortized debt issuance costs amounted to $0.3 million at both March 31, 2018 and December 31, 2017.	82,500	85,000
4.625% Senior Notes, principal due at maturity in May 2023; interest payable semi-annually in May and November at 4.625%. Unamortized debt issuance costs amounted to $3.1 million and $3.3 million at March 31, 2018 and December 31, 2017, respectively.	350,000	350,000
4.125% Senior Notes, principal due at maturity in April 2020; interest payable semi-annually in April and October at 4.125%. Unamortized debt issuance costs amounted to $1.7 million and $1.9 million at March 31, 2018 and December 31, 2017, respectively.	325,000	325,000
5.0% Senior Notes, principal due at maturity in October 2022; interest payable semi-annually in April and October at 5.0%. Unamortized debt issuance costs amounted to $2.2 million and $2.3 million at March 31, 2018 and December 31, 2017, respectively.	250,000	250,000
4.75% Senior Notes, principal due at maturity in October 2027; interest payable semi-annually in April and October at 4.75%. Unamortized debt issuance costs amounted to $3.9 million and $4.0 million at March 31, 2018 and December 31, 2017, respectively.	250,000	250,000
4.5% Non-Recourse Mortgage Note, principal and interest at 4.5% payable monthly until maturity in January 2033; Unamortized debt issuance costs amounted to $0.3 million at March 31, 2018.	24,309	—
Total debt	1,479,809	1,459,000
Unamortized debt issuance costs	(12,115)	(11,813)
Current portion of long-term debt	(12,429)	(10,000)
Long-term debt, net	$1,455,265	$1,437,187

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

Based on CoreCivic's current total leverage ratio, loans under the $900.0 Million Revolving Credit Facility bear interest at the base rate plus a margin of 0.50% or at LIBOR plus a margin of 1.50%, and a commitment fee equal to 0.35% of the unfunded balance.  The $900.0 Million Revolving Credit Facility also has a $50.0 million sublimit for the issuance of standby letters of credit. As of March 31, 2018, CoreCivic had $198.0 million in borrowings outstanding under the $900.0 Million Revolving Credit Facility as well as $7.6 million in letters of credit outstanding resulting in $694.4 million available under the $900.0 Million Revolving Credit Facility.

The $900.0 Million Revolving Credit Facility is secured by a pledge of all of the capital stock of CoreCivic's domestic subsidiaries, 65% of the capital stock of CoreCivic's foreign subsidiaries, all of CoreCivic's accounts receivable, and all of CoreCivic's deposit accounts. The $900.0 Million Revolving Credit Facility requires CoreCivic to meet certain financial covenants, including, without limitation, a maximum total leverage ratio, a maximum secured leverage ratio, and a minimum fixed charge coverage ratio.  As of March 31, 2018, CoreCivic was in compliance with all such covenants.  In addition, the $900.0 Million Revolving Credit Facility contains certain covenants that, among other things, limit the incurrence of additional indebtedness, payment of dividends and other customary restricted payments, transactions with affiliates, asset sales, mergers and consolidations, liquidations, prepayments and modifications of other indebtedness, liens and other encumbrances and other matters customarily restricted in such agreements.  In addition, the $900.0 Million Revolving Credit Facility is subject to certain cross-default provisions with terms of CoreCivic's other indebtedness, and is subject to acceleration upon the occurrence of a change of control.

On October 6, 2015, CoreCivic obtained a $100.0 million Incremental Term Loan ("Term Loan") under the "accordion" feature of the $900.0 Million Revolving Credit Facility.  Interest rates under the Term Loan are the same as the interest rates under the $900.0 Million Revolving Credit Facility.  The Term Loan also has the same collateral requirements, financial and certain other covenants, and cross-default provisions as the $900.0 Million Revolving Credit Facility.  The Term Loan, which is pre-payable, also has a maturity concurrent with the $900.0 Million Revolving Credit Facility due July 2020, with scheduled quarterly principal payments through 2020.  As of March 31, 2018, the outstanding balance of the Term Loan was $82.5 million.

On April 17, 2018, CoreCivic entered into the Second Amended and Restated Credit Agreement (the "New Credit Agreement"), as further described in Note 12.

Senior Notes.  Interest on the $325.0 million aggregate principal amount of CoreCivic's 4.125% senior notes issued in April 2013 (the "4.125% Senior Notes") accrues at the stated rate and is payable in April and October of each year.  The 4.125% Senior Notes are scheduled to mature on April 1, 2020.  Interest on the $350.0 million aggregate principal amount of CoreCivic's 4.625% senior notes issued in April 2013 (the "4.625% Senior Notes") accrues at the stated rate and is payable in May and November of each year.  The 4.625% Senior Notes are scheduled to mature on May 1, 2023.  Interest on the $250.0 million aggregate principal amount of CoreCivic's 5.0% senior notes issued in September 2015 (the "5.0% Senior Notes") accrues at the stated rate and is payable in April and October of each year.  The 5.0% Senior Notes are scheduled to mature on October 15, 2022.  Interest on the $250.0 million aggregate principal amount of CoreCivic's 4.75% senior notes issued in October 2017 (the "4.75% Senior Notes") accrues at the stated rate and is payable in April and October of each year.  The 4.75% Senior Notes are scheduled to mature on October 15, 2027.

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

Non-Recourse Mortgage Note.  As previously discussed herein, on January 19, 2018, CoreCivic acquired the 261,000 square-foot Capital Commerce Center, located in Tallahassee, Florida for a purchase price of $44.7 million.  The acquisition was partially financed with a $24.5 million non-recourse mortgage note, which is fully-secured by the Capital Commerce Center property, with an interest rate of 4.5%, maturing in January 2033.  Principal and interest on the mortgage note are payable in equal monthly payments over the 15-year term of the note. The note is pre-payable at any time with a prepayment charge, if any, equal to an amount so as to maintain the same yield on the mortgage note as if it had been carried through to its full term using Treasury instruments having a term equal to the remaining term of the mortgage note as of the prepayment date.  As of March 31, 2018, the outstanding balance of the mortgage note was $24.3 million.

CoreCivic may also seek to issue additional debt or equity securities from time to time when the Company determines that market conditions and the opportunity to utilize the proceeds from the issuance of such securities are favorable.

Debt Maturities.  Scheduled principal payments as of March 31, 2018 (prior to the amendment and restatement of the $900.0 Million Revolving Credit Facility, as further described in Note 12) for the remainder of 2018, the next four years, and thereafter were as follows (in thousands):

2018 (remainder)	$8,380
2019	16,220
2020	584,276
2021	1,334
2022	251,396
Thereafter	618,203
Total debt	$1,479,809

7.	STOCKHOLDERS' EQUITY

Dividends on Common Stock

During 2017 and the first quarter of 2018, CoreCivic's Board of Directors declared the following quarterly dividends on its common stock:

Declaration Date	Record Date	Payable Date	Per Share
February 17, 2017	April 3, 2017	April 17, 2017	$0.42
May 11, 2017	July 3, 2017	July 17, 2017	$0.42
August 10, 2017	October 2, 2017	October 16, 2017	$0.42
December 7, 2017	January 2, 2018	January 15, 2018	$0.42
February 22, 2018	April 2, 2018	April 16, 2018	$0.43

Future dividends will depend on CoreCivic's distribution requirements as a REIT, future earnings, capital requirements, financial condition, limitations under debt covenants, opportunities for alternative uses of capital, and on such other factors as the Board of Directors of CoreCivic may consider relevant.

Stock Options

Since 2012, CoreCivic has elected not to issue stock options to its non-employee directors, officers, and executive officers as it had in prior years, and instead elected to issue all of its equity compensation in the form of restricted common stock units ("RSUs"), as described hereafter.  All outstanding stock options were fully vested as of December 31, 2016.  As of March 31, 2018, options to purchase 1.0 million shares of common stock were outstanding with a weighted average exercise price of $19.85 per share.

Restricted Stock Units

During the first quarter of 2018, CoreCivic issued approximately 908,000 RSUs to certain of its employees and non-employee directors, with an aggregate value of $19.6 million, including 813,000 RSUs to employees and non-employee directors whose compensation is charged to general and administrative expense and 95,000 RSUs to employees whose compensation is charged to operating expense.  During 2017, CoreCivic issued approximately 554,000 RSUs to certain of its employees and non-employee directors, with an aggregate value of $18.1 million, including 487,000 RSUs to employees and non-employee directors whose compensation is charged to general and administrative expense and 67,000 RSUs to employees whose compensation is charged to operating expense.

CoreCivic established performance-based vesting conditions on the RSUs awarded to its officers and executive officers in years 2015 through 2018.  Unless earlier vested under the terms of the agreements, performance-based RSUs issued to officers and executive officers in those years are subject to vesting over a three-year period based upon the satisfaction of certain annual performance criteria, and no more than one-third of the RSUs may vest in any one performance period.  Time-based RSUs issued to other employees in 2016 through 2018, unless earlier vested under the terms of the agreements, generally vest equally on the first, second, and third anniversary of the award.  Time-based RSUs issued to other employees in 2015, unless earlier vested under the terms of the agreements, "cliff" vest on the third anniversary of the award.  RSUs issued to non-employee directors vest one year from the date of award.

During the three months ended March 31, 2018, CoreCivic expensed $3.5 million, net of forfeitures, relating to RSUs ($0.5 million of which was recorded in operating expenses and $3.0 million of which was recorded in general and administrative expenses). During the three months ended March 31, 2017, CoreCivic expensed $4.1 million, net of forfeitures, relating to RSUs ($0.5 million of which was recorded in operating expenses and $3.6 million of which was recorded in general and administrative expenses). As of March 31, 2018, approximately 1.4 million RSUs remained outstanding and subject to vesting.

8.	EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the year.  Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.  For CoreCivic, diluted earnings per share is computed by dividing net income by the weighted average number of common shares after considering the additional dilution related to restricted stock-based awards and stock options.

A reconciliation of the numerator and denominator of the basic earnings per share computation to the numerator and denominator of the diluted earnings per share computation is as follows (in thousands, except per share data):

	For the Three Months Ended March 31,
	2018	2017
NUMERATOR
Basic:
Net income	$37,777	$50,047
Diluted:
Net income	$37,777	$50,047
DENOMINATOR
Basic:
Weighted average common shares outstanding	118,359	117,782
Diluted:
Weighted average common shares outstanding	118,359	117,782
Effect of dilutive securities:
Stock options	101	420
Restricted stock-based awards	49	57
Weighted average shares and assumed conversions	118,509	118,259
BASIC EARNINGS PER SHARE	$0.32	$0.42
DILUTED EARNINGS PER SHARE	$0.32	$0.42

Approximately 0.5 million stock options were excluded from the computation of diluted earnings per share for the three months ended March 31, 2018, because they were anti-dilutive.  There were no stock options excluded from the computation of diluted earnings per share for the three months ended March 31, 2017.

9.	COMMITMENTS AND CONTINGENCIES

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

The Tax Cuts and Jobs Act (the "TCJA") was enacted on December 22, 2017.  The TCJA reduces the U.S. federal corporate tax rate from 35% to 21%, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred, and creates new taxes on certain foreign-sourced earnings.  However, the TCJA does not change the dividends paid deduction applicable to REITs and, therefore, CoreCivic generally will not be subject to federal income taxes on the Company's REIT taxable income and gains that it distributes to its stockholders.  In the fourth quarter of 2017, the Company recorded, in accordance with ASC 740, the tax effects of enactment of the TCJA on existing deferred tax balances and the Company estimates there is no one-time transition tax on foreign earnings.  The Company re-measured certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 21%. In the fourth quarter of 2017, the Company recognized a charge of $4.5 million, which was included as a component of income tax expense, for the revaluation of deferred tax assets and liabilities and other taxes associated with the TCJA.  However, the Company is still analyzing certain aspects of the TCJA, including research on historical earnings of certain foreign subsidiaries among others, and refining its calculations which could potentially affect the measurement of these balances or potentially give rise to new deferred tax amounts.

CoreCivic recorded an income tax expense of $1.9 million and $2.5 million for the three months ended March 31, 2018 and 2017, respectively.  As a REIT, CoreCivic is entitled to a deduction for dividends paid, resulting in a substantial reduction in the amount of federal income tax expense it recognizes.  Substantially all of CoreCivic's income tax expense is incurred based on the earnings generated by its TRSs.  CoreCivic's overall effective tax rate is estimated based on its current projection of taxable income primarily generated by its TRSs. The Company's consolidated effective tax rate could fluctuate in the future based on changes in estimates of taxable income, the relative amounts of taxable income generated by the TRSs and the REIT, the implementation of additional tax planning strategies, changes in federal or state tax rates or laws affecting tax credits available to the Company, changes in other tax laws, changes in estimates related to uncertain tax positions, or changes in state apportionment factors, as well as changes in the valuation allowance applied to the Company's deferred tax assets that are based primarily on the amount of state net operating losses and tax credits that could expire unused.

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

CoreCivic had no liabilities recorded for uncertain tax positions as of March 31, 2018 and December 31, 2017.  CoreCivic recognizes interest and penalties related to unrecognized tax positions in income tax expense.  CoreCivic does not currently anticipate that the total amount of unrecognized tax positions will significantly change in the next twelve months.

11.	SEGMENT REPORTING

As of March 31, 2018, CoreCivic operated 51 correctional and detention facilities, 44 of which were owned by the Company.  In addition, CoreCivic owned and operated 26 residential reentry centers and owned 13 properties that it leased to third parties.  Management views CoreCivic's operating results in three operating segments, CoreCivic Safety, CoreCivic Community, and CoreCivic Properties.  CoreCivic Safety includes the operating results of those correctional and detention facilities placed into service that were owned, or controlled via a long-term lease, and managed by CoreCivic, as well as those correctional and detention facilities owned by a third party and managed by CoreCivic.  CoreCivic Safety also includes the operating results of TransCor America, LLC, a subsidiary of the Company that provides transportation services to governmental agencies.  CoreCivic Community includes the operating results of those residential reentry centers placed into service that were owned, or controlled via a long-term lease, and managed by CoreCivic.  CoreCivic Community also includes the operating results of the electronic monitoring and case management services provided by RMOMS. CoreCivic Properties includes the operating results of those properties leased to third parties.  The operating performance of the three segments can be measured based on their net operating income.  CoreCivic defines facility net operating income as a facility's revenues less operating expenses.

The revenue and net operating income for each of the three segments and a reconciliation to CoreCivic's operating income is as follows for the three months ended March 31, 2018 and 2017 (in thousands):

	For the Three Months Ended March 31,
	2018	2017
Revenue:
Safety	$404,498	$418,683
Community	24,800	17,054
Properties	11,615	9,872
Total segment revenue	440,913	445,609
Operating expenses:
Safety	296,503	300,709
Community	19,367	12,015
Properties	3,114	2,423
Total segment operating expenses	318,984	315,147
Facility net operating income:
Safety	107,995	117,974
Community	5,433	5,039
Properties	8,501	7,449
Total facility net operating income	121,929	130,462
Other revenue (expense):
Other revenue	3	75
Other operating expense	(167)	(156)
General and administrative	(24,971)	(24,826)
Depreciation and amortization	(38,089)	(36,257)
Asset impairments	—	(259)
Operating income	$58,705	$69,039

The following table summarizes capital expenditures including accrued amounts for the three months ended March 31, 2018 and 2017 (in thousands):

	For the Three Months Ended March 31,
	2018	2017
Capital expenditures:
Safety	$11,470	$12,242
Community	7,147	5,440
Properties	40,994	3,094
Corporate and other	6,641	430
Total capital expenditures	$66,252	$21,206

The total assets are as follows (in thousands):

	March 31, 2018	December 31, 2017
Assets:
Safety	$2,579,007	$2,643,609
Community	258,476	253,978
Properties	265,339	220,235
Corporate and other	161,628	154,576
Total Assets	$3,264,450	$3,272,398

12.	SUBSEQUENT EVENTS

On April 17, 2018, CoreCivic entered into the New Credit Agreement in an aggregate principal amount of up to $1.0 billion, replacing the $900.0 Million Revolving Credit Facility and Term Loan.  The New Credit Agreement provides for a term loan of $200.0 million and a revolving credit facility in an aggregate principal amount of up to $800.0 million.  The New Credit Agreement, among other things, extends the maturity from July 2020 to April 2023, and increases the total leverage covenant from 5.0x to 5.5x.  The New Credit Agreement also contains an "accordion" feature that provides for uncommitted incremental extensions of credit in the form of increases in the revolving commitments or incremental term loans of up to $350.0 million, as requested by CoreCivic, and provides additional flexibility by increasing certain permitted investment, disposition, and borrowing thresholds.  Interest rate margins, unused facility fees, and commitment fees for letters of credit remain the same under the New Credit Agreement, except for the addition of a new interest rate margin and fee tier to accommodate the increase in the covenant for total leverage from 5.0x to 5.5x.  All other terms remain substantially the same. In the second quarter of 2018, CoreCivic expects to capitalize approximately $2.1 million of new costs associated with the New Credit Agreement.  CoreCivic also expects to report a charge of approximately $1.0 million during the second quarter of 2018 for the write-off of a portion of the existing loan costs and other costs associated with the New Credit Agreement.

On April 20, 2018, CoreCivic of Kansas, LLC (the "Issuer"), a wholly-owned subsidiary of the Company, priced $159.5 million in aggregate principal amount of non-recourse senior secured notes of the Issuer (the "Notes"), in a private placement pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended.  The Company will use the proceeds of the private placement, which will be drawn on quarterly funding dates beginning in the second quarter of 2018, to fund construction of the new Lansing Correctional Facility, along with costs and expenses of the project.  The Notes will have a yield to maturity of 4.43% and will be scheduled to mature approximately 20 years following completion of the project, expected to occur during the first quarter of 2020. The private placement is expected to close during the second quarter of 2018.  CoreCivic expects to capitalize approximately $3.5 million of costs associated with the private placement.

Because the Issuer has been designated as an unrestricted subsidiary of the Company under terms of the Company's New Credit Agreement, the issuance and service of the Notes, and the revenues and expenses associated with the facility lease, will not impact the financial covenants associated with the Company's New Credit Agreement.

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

CONDENSED CONSOLIDATING BALANCE SHEET

As of March 31, 2018

(Unaudited and in thousands)

ASSETS	Parent	Combined Subsidiary Guarantors	Consolidating Adjustments and Other	Total Consolidated Amounts
Cash and cash equivalents	$35,420	$20,980	$—	$56,400
Accounts receivable, net of allowance	160,505	402,926	(350,797)	212,634
Prepaid expenses and other current assets	2,803	22,512	(5,749)	19,566
Total current assets	198,728	446,418	(356,546)	288,600
Property and equipment, net	2,494,590	330,577	36	2,825,203
Goodwill	33,057	11,722	—	44,779
Non-current deferred tax assets	—	11,668	(474)	11,194
Other assets	460,517	52,047	(417,890)	94,674
Total assets	$3,186,892	$852,432	$(774,874)	$3,264,450
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable and accrued expenses	$274,701	$348,636	$(353,879)	$269,458
Income taxes payable	1,734	2,223	—	3,957
Current portion of long-term debt	12,429	—	—	12,429
Total current liabilities	288,864	350,859	(353,879)	285,844
Long-term debt, net	1,456,572	114,261	(115,568)	1,455,265
Non-current deferred tax liabilities	474	—	(474)	—
Deferred revenue	—	36,327	—	36,327
Other liabilities	6,772	46,032	—	52,804
Total liabilities	1,752,682	547,479	(469,921)	1,830,240

Total stockholders' equity	1,434,210	304,953	(304,953)	1,434,210
Total liabilities and stockholders' equity	$3,186,892	$852,432	$(774,874)	$3,264,450

CONDENSED CONSOLIDATING BALANCE SHEET

As of December 31, 2017

(in thousands)

ASSETS	Parent	Combined Subsidiary Guarantors	Consolidating Adjustments and Other	Total Consolidated Amounts
Cash and cash equivalents	$25,745	$26,438	$—	$52,183
Accounts receivable, net of allowance	211,673	372,755	(330,240)	254,188
Prepaid expenses and other current assets	1,835	24,986	(5,702)	21,119
Total current assets	239,253	424,179	(335,942)	327,490
Property and equipment, net	2,467,166	335,283	—	2,802,449
Goodwill	26,031	14,896	—	40,927
Non-current deferred tax assets	—	13,193	(379)	12,814
Other assets	421,474	69,117	(401,873)	88,718
Total assets	$3,153,924	$856,668	$(738,194)	$3,272,398
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable and accrued expenses	$251,011	$362,701	$(335,908)	$277,804
Income taxes payable	1,443	1,591	—	3,034
Current portion of long-term debt	10,000	—	—	10,000
Total current liabilities	262,454	364,292	(335,908)	290,838
Long-term debt, net	1,437,982	114,205	(115,000)	1,437,187
Non-current deferred tax liabilities	379	—	(379)	—
Deferred revenue	—	39,735	—	39,735
Other liabilities	1,501	51,529	—	53,030
Total liabilities	1,702,316	569,761	(451,287)	1,820,790

Total stockholders' equity	1,451,608	286,907	(286,907)	1,451,608
Total liabilities and stockholders' equity	$3,153,924	$856,668	$(738,194)	$3,272,398

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the three months ended March 31, 2018

(Unaudited and in thousands)

	Parent	Combined Subsidiary Guarantors	Consolidating Adjustments and Other	Total Consolidated Amounts
REVENUES	$307,529	$366,685	$(233,298)	$440,916
EXPENSES:
Operating	242,185	310,264	(233,298)	319,151
General and administrative	8,235	16,736	—	24,971
Depreciation and amortization	22,533	15,556	—	38,089
	272,953	342,556	(233,298)	382,211
OPERATING INCOME	34,576	24,129	—	58,705
OTHER (INCOME) EXPENSE:
Interest expense, net	16,177	2,859	—	19,036
Other (income) expense	(118)	58	17	(43)
	16,059	2,917	17	18,993
INCOME BEFORE INCOME TAXES	18,517	21,212	(17)	39,712
Income tax expense	(423)	(1,512)	—	(1,935)
INCOME BEFORE EQUITY IN SUBSIDIARIES	18,094	19,700	(17)	37,777
Income from equity in subsidiaries	19,683	—	(19,683)	—
NET INCOME	$37,777	$19,700	$(19,700)	$37,777

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the three months ended March 31, 2017

(Unaudited and in thousands)

	Parent	Combined Subsidiary Guarantors	Consolidating Adjustments and Other	Total Consolidated Amounts
REVENUES	$299,515	$364,750	$(218,581)	$445,684
EXPENSES:
Operating	226,637	307,247	(218,581)	315,303
General and administrative	8,336	16,490	—	24,826
Depreciation and amortization	21,348	14,909	—	36,257
Asset impairments	—	259	—	259
	256,321	338,905	(218,581)	376,645
OPERATING INCOME	43,194	25,845	—	69,039
OTHER (INCOME) EXPENSE:
Interest expense, net	13,436	3,054	—	16,490
Other (income) expense	(29)	36	10	17
	13,407	3,090	10	16,507
INCOME BEFORE INCOME TAXES	29,787	22,755	(10)	52,532
Income tax expense	(720)	(1,765)	—	(2,485)
INCOME BEFORE EQUITY IN SUBSIDIARIES	29,067	20,990	(10)	50,047
Income from equity in subsidiaries	20,980	—	(20,980)	—
NET INCOME	$50,047	$20,990	$(20,990)	$50,047

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the three months ended March 31, 2018

(Unaudited and in thousands)

	Parent	Combined Subsidiary Guarantors	Consolidating Adjustments And Other	Total Consolidated Amounts
Net cash provided by operating activities	$120,543	$(12,064)	$—	$108,479
Net cash provided by (used in) investing activities	(80,955)	11,105	—	(69,850)
Net cash used in financing activities	(29,913)	(4,499)	—	(34,412)
Net increase (decrease) in cash and cash equivalents	9,675	(5,458)	—	4,217
CASH AND CASH EQUIVALENTS, beginning of period	25,745	26,438	—	52,183
CASH AND CASH EQUIVALENTS, end of period	$35,420	$20,980	$—	56,400

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the three months ended March 31, 2017

(Unaudited and in thousands)

	Parent	Combined Subsidiary Guarantors	Consolidating Adjustments And Other	Total Consolidated Amounts
Net cash provided by operating activities	$84,226	$7,265	$—	$91,491
Net cash used in investing activities	(13,642)	(5,688)	—	(19,330)
Net cash used in financing activities	(65,480)	(1,228)	—	(66,708)
Net increase in cash and cash equivalents	5,104	349	—	5,453
CASH AND CASH EQUIVALENTS, beginning of period	11,378	26,333	—	37,711
CASH AND CASH EQUIVALENTS, end of period	$16,482	$26,682	$—	$43,164

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this quarterly report on Form 10-Q.  In this quarterly report on Form 10-Q, we use the terms, the “Company,” “CoreCivic,” “we,” “us,” and “our” to refer to CoreCivic, Inc. and its subsidiaries unless context indicates otherwise.

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
•

our ability to obtain and maintain correctional, detention, and residential reentry facility management contracts because of reasons including, but not limited to, sufficient governmental appropriations, contract compliance, negative publicity, effects of inmate disturbances, the timing of the opening of new facilities, the commencement of new management contracts, as well as our ability to utilize current available beds;

•

increases in costs to develop or expand correctional, detention, and residential reentry facilities that exceed original estimates, or the inability to complete such projects on schedule as a result of various factors, many of which are beyond our control, such as weather, labor conditions, cost inflation, and material shortages, resulting in increased construction costs;

•

changes in government policy, legislation and regulations that affect utilization of the private sector for corrections, detention, and residential reentry services, in general, or our business, in particular, including, but not limited to, California's utilization of out-of-state contracted correctional capacity and the continued utilization of the South Texas Family Residential Center by U.S. Immigration and Customs Enforcement, or ICE, under terms of the current contract, and the impact of any changes to immigration reform and sentencing laws. (Our company does not, under longstanding policy, lobby for or against policies or legislation that would determine the basis for, or duration of, an individual's incarceration or detention.);

•	our ability to successfully integrate operations of our acquisitions and realize projected returns resulting therefrom;
•	our ability to meet and maintain qualification for taxation as a real estate investment trust, or REIT; and
•	the availability of debt and equity financing on terms that are favorable to us.

Any or all of our forward-looking statements in this quarterly report may turn out to be inaccurate. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy, and financial needs.  Our statements can be affected by inaccurate assumptions we might make or by known or unknown risks, uncertainties and assumptions, including the risks, uncertainties, and assumptions described in "Item 1A Risk Factors" disclosed in Part II hereafter, as well as in our Annual Report on Form 10-K as of and for the year ended December 31, 2017 filed with the Securities and Exchange Commission, or the SEC, on February 22, 2018 (the "2017 Form 10-K") and in other reports, documents, and other information we file with the SEC from time to time.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.  We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or circumstances or otherwise, except as required by law. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements contained in this Quarterly Report on Form 10-Q and in the 2017 Form 10-K.

OVERVIEW

The Company

We are a diversified government solutions company with the scale and experience needed to solve tough government challenges in flexible, cost-effective ways.  Through three segments, CoreCivic Safety, CoreCivic Properties, and CoreCivic Community, we provide a broad range of solutions to government partners that serve the public good through corrections and detention management, government real estate solutions, and a growing network of residential reentry centers to help address America's recidivism crisis.  We have been a flexible and dependable partner for government for more than 30 years.  Our employees are driven by a deep sense of service, high standards of professionalism and a responsibility to help government better the public good.

Structured as a REIT, we are one of the nation's largest owners of partnership correctional, detention, and residential reentry facilities and one of the largest prison operators in the United States.  We also believe we are the largest private owner of real estate used by U.S. government agencies.  As of March 31, 2018, through our CoreCivic Safety segment, we operated 51 correctional and detention facilities, 44 of which we owned, with a total design capacity of approximately 73,000 beds. Through our CoreCivic Community segment, we also owned and operated 26 residential reentry centers with a total design capacity of approximately 5,000 beds.  In addition, through our CoreCivic Properties segment, we owned 13 properties leased to third parties and used by government agencies, totaling 1.4 million square feet.

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

CRITICAL ACCOUNTING POLICIES

The consolidated financial statements in this report are prepared in conformity with U.S. generally accepted accounting principles.  As such, we are required to make certain estimates, judgments, and assumptions that we believe are reasonable based upon the information available.  These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.  A summary of our significant accounting policies is described in our 2017 Form 10-K.  The significant accounting policies and estimates which we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following:

Asset impairments.  The primary risk we face for asset impairment charges, excluding goodwill, is associated with correctional facilities we own.  As of March 31, 2018, we had $2.8 billion in property and equipment, including $240.0 million in long-lived assets, excluding equipment, at eight idled correctional facilities.  The impairment analyses we performed for each of these facilities excluded the net book value of equipment, as a substantial portion of the equipment is easily transferrable to other company-owned facilities without significant cost.  The carrying values of the eight idled facilities as of March 31, 2018 were as follows (in thousands):

Prairie Correctional Facility	$15,857
Huerfano County Correctional Center	16,909
Diamondback Correctional Facility	41,151
Southeast Kentucky Correctional Facility	21,656
Marion Adjustment Center	11,956
Kit Carson Correctional Center	56,661
Eden Detention Center	39,320
Torrance County Detention Facility	36,495
$240,005

We also have two idled non-core facilities containing 440 beds with an aggregate net book value of $4.0 million.  We incurred operating expenses at the idled facilities of approximately $3.5 million and $2.6 million for the three months ended March 31, 2018 and 2017, respectively.

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

Goodwill Impairments – As of March 31, 2018, we had $44.8 million of goodwill, established in connection with multiple business combination transactions.  We evaluate the recoverability of the carrying value of goodwill annually, in connection with our annual budgeting process, and whenever circumstances indicate the carrying value of goodwill may not be recoverable.  Under the provisions of Accounting Standards Codification 350, "Intangibles-Goodwill and Other," or ASC 350, we perform a qualitative assessment that may allow us to skip the annual two-step impairment test.  Under ASC 350, we have the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount.  If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary.  If the two-step impairment test is required, we determine the fair value of a reporting unit using a combination of various common valuation techniques, including market multiples and discounted cash flows.  By their nature, valuation techniques are subject to considerable judgment and require estimates of future cash flows as well as other factors, which are often difficult to predict.  Estimated fair values could change if there are changes in our capital structure, cost of debt, interest rates, capital expenditure levels, operating cash flows, or market capitalization. Accordingly, we may incur goodwill impairment charges in the future.

Self-funded insurance reserves.  As of March 31, 2018, we had $33.1 million in accrued liabilities for employee health, workers' compensation, and automobile insurance claims.  We are significantly self-insured for employee health, workers' compensation, and automobile liability insurance claims.  As such, our insurance expense is largely dependent on claims experience and our ability to control our claims.  We have consistently accrued the estimated liability for employee health insurance claims based on our history of claims experience and the estimated time lag between the incident date and the date we pay the claims.  We have accrued the estimated liability for workers' compensation claims based on an actuarial valuation of the outstanding liabilities, discounted to the net present value of the outstanding liabilities, using a combination of actuarial methods used to project ultimate losses, and our automobile insurance claims based on estimated development factors on claims incurred. The liability for employee health, workers' compensation, and automobile insurance includes estimates for both claims incurred and for claims incurred but not reported.  These estimates could change in the future.  It is possible that future cash flows and results of operations could be materially affected by changes in our assumptions, new developments, or by the effectiveness of our strategies.

Legal reserves.  As of March 31, 2018, we had $9.1 million in accrued liabilities under the provisions of Accounting Standards Codification Subtopic 450-20, "Loss Contingencies," or ASC 450, related to certain claims and legal proceedings in which we are involved.  We have accrued our best estimate of the probable costs for the resolution of these claims and legal proceedings.  In addition, we are subject to current and potential future claims and legal proceedings for which little or no accrual has been reflected because our current assessment of the potential exposure is nominal.  These estimates have been developed in consultation with our General Counsel's office and, as appropriate, outside counsel handling these matters, and are based upon an analysis of potential results, assuming a combination of litigation and settlement strategies.  It is possible that future cash flows and results of operations could be materially affected by changes in our assumptions, new developments, or by the effectiveness of our litigation and settlement strategies.

RESULTS OF OPERATIONS

Our results of operations are impacted by the number of correctional and detention facilities we operated, including 44 we owned and seven owned by our government partners (CoreCivic Safety), the number of residential reentry centers we owned and operated (CoreCivic Community), the number of facilities we leased to other operators (CoreCivic Properties), and the facilities we owned that were not in operation.  The following table sets forth the changes in the number of facilities operated for the periods presented:

	Effective	CoreCivic
	Date	Safety	Community	Properties	Total
Facilities as of December 31, 2016		57	20	8	85
Acquisition of the Arapahoe Community Treatment Center in Colorado	January 2017	-	1	—	1
Expiration of the contract at the D.C. Correctional Treatment Facility in the District of Columbia	January 2017	(1)	—	—	(1)
Acquisition of the Stockton Female Community Corrections Facility in California	February 2017	—	—	1	1
Acquisition of the Oklahoma City Transitional Center in Oklahoma	June 2017	—	1	—	1
Combination of two existing facilities in Arizona into one complex	June 2017	(1)	—	—	(1)
Expiration of the contract at the Bartlett State Jail in Texas	June 2017	(1)	—	—	(1)
Termination of the lease at the Bridgeport Pre-Parole Transfer Facility in Texas	June 2017	—	—	(1)	(1)
Acquisition of the Oracle Transitional Center in Arizona	August 2017	—	1	—	1
Expiration of the contracts at three managed-only facilities in Texas	August 2017	(3)	—	—	(3)
Acquisition of a portfolio of leased properties in Georgia and North Carolina	September 2017	—	—	4	4
Acquisition of Time to Change, Inc. in Colorado	November 2017	—	3	—	3
Facilities as of December 31, 2017		51	26	12	89
Acquisition of Capital Commerce Center in Florida	January 2018	—	—	1	1
Facilities as of March 31, 2018		51	26	13	90

Three Months Ended March 31, 2018 Compared to the Three Months Ended March 31, 2017

Net income was $37.8 million, or $0.32 per diluted share, for the three months ended March 31, 2018, compared with net income of $50.0 million, or $0.42 per diluted share, for the three months ended March 31, 2017.

Our Current Operations

Our ongoing operations are organized into three principal business segments:

•

CoreCivic Safety segment, consisting of the 51 correctional and detention facilities that are owned, or controlled via a long-term lease, and managed by CoreCivic, as well as those correctional and detention facilities owned by third parties but managed by CoreCivic. CoreCivic Safety also includes the operating results of our subsidiary that provides transportation services to governmental agencies, TransCor America, LLC, or TransCor.

•

CoreCivic Community segment, consisting of the 26 residential reentry centers that are owned, or controlled via a long-term lease, and managed by CoreCivic.  CoreCivic Community also includes the operating results of our electronic monitoring subsidiary, Rocky Mountain Offender Management Systems, LLC, or RMOMS.

•	CoreCivic Properties segment, consisting of the 13 real estate properties owned by CoreCivic and leased to, and operated by, third parties.

For the three months ended March 31, 2018 and 2017, our total facility net operating income was divided among these business segments as follows:

	For the Three Months Ended March 31,
	2018	2017
Segment:
Safety	88.6%	90.4%
Community	4.4%	3.9%
Properties	7.0%	5.7%

Facility Operations

A key performance indicator we use to measure the revenue and expenses associated with the operation of the correctional, detention, and residential reentry facilities we own or manage is expressed in terms of a compensated man-day, which represents the revenue we generate and expenses we incur for one offender for one calendar day.  Revenue and expenses per compensated man-day are computed by dividing facility revenue and expenses by the total number of compensated man-days during the period.  A compensated man-day represents a calendar day for which we are paid for the occupancy of an offender. We believe the measurement is useful because we are compensated for operating and managing facilities at an offender per-diem rate based upon actual or minimum guaranteed occupancy levels.  We also measure our costs on a per-compensated man-day basis, which is largely dependent upon the number of offenders we accommodate.  Further, per compensated man-day measurements are also used to estimate our potential profitability based on certain occupancy levels relative to design capacity.  Revenue and expenses per compensated man-day for all of the correctional, detention, and residential reentry facilities placed into service that we owned or managed, exclusive of those held for lease, and for TransCor were as follows for the three months ended March 31, 2018 and 2017:

	For the Three Months Ended March 31,
	2018	2017
Revenue per compensated man-day	$75.98	$72.06
Operating expenses per compensated man-day:
Fixed expense	40.58	38.00
Variable expense	16.15	14.67
Total	56.73	52.67
Operating income per compensated man-day	$19.25	$19.39
Operating margin	25.3%	26.9%
Average compensated occupancy	79.7%	81.0%
Average available beds	78,047	82,979
Average compensated population	62,173	67,192

Fixed expenses per compensated man-day for the three months ended March 31, 2018 include depreciation expense of $4.1 million and interest expense of $1.5 million, respectively, in order to more properly reflect the cash flows associated with the lease at the South Texas Family Residential Center.  Fixed expenses per compensated man-day for the three months ended March 31, 2017 include depreciation expense of $4.1 million and interest expense of $1.7 million, respectively, associated with the lease at the South Texas Family Residential Center.

Revenue

Total revenue consists of management revenue we generate through CoreCivic Safety and CoreCivic Community in the operation of correctional, detention, and residential reentry facilities, as well as the revenue we generate from TransCor and RMOMS.  Total revenue also consists of rental revenue we generate through CoreCivic Properties from facilities we lease to third-party operators.  The following table reflects the components of revenue for the three months ended March 31, 2018 and 2017 (in millions):

	For the Three Months Ended March 31,
	2018	2017	$ Change	% Change
Management revenue:
Federal	$211.3	$216.7	$(5.4)	(2.5%)
State	177.2	181.8	(4.6)	(2.5%)
Local	24.1	20.6	3.5	17.0%
Other	16.7	16.6	0.1	0.6%
Total management revenue	429.3	435.7	(6.4)	(1.5%)
Rental revenue	11.6	9.9	1.7	17.2%
Other	—	0.1	(0.1)	(100.0%)
Total revenue	$440.9	$445.7	$(4.8)	(1.1%)

The $6.4 million, or 1.5%, decrease in total management revenue for the three months ended March 31, 2018 as compared with the same period in 2017 was primarily a result of a decrease in revenue of approximately $32.6 million caused by a decrease in the average daily compensated population.  The decrease in total management revenue was partially offset by an increase in revenue of approximately $26.2 million driven primarily by an increase of 5.4% in average revenue per compensated man-day and the acquisition of RMOMS in the first quarter of 2018, as further described hereafter.  The increase in average revenue per compensated man-day was primarily the result of the effect of per diem increases at several of our facilities.

Average daily compensated population decreased 5,019, or 7.5%, to 62,173 during the three months ended March 31, 2018 compared to 67,192 during the three months ended March 31, 2017.  There were several notable factors that affected the average daily compensated population when comparing 2018 to 2017.  Average daily compensated population decreased primarily as a result of the decline in detainee populations from ICE caused by a surge in border apprehensions in the first quarter of 2017, a decline in California inmates held in our out-of-state facilities, the expiration of our contract with the Federal Bureau of Prisons, or BOP, at our Eden Detention Center on April 30, 2017, and the expirations in the second and third quarters of 2017 of our contracts at four facilities that we managed for the state of Texas. The expiration of our contract with the District of Columbia, or the District, at the D.C. Correctional Treatment Facility in the first quarter of 2017 also contributed to the reduction in average daily compensated population.  These average daily compensated population decreases were partially offset by the new contract with the state of Ohio at our Northeast Ohio Correctional Center, as further described hereafter. We began receiving offender populations in the third quarter 2017 under the new contract.  Multiple acquisitions of residential reentry centers during 2017 also resulted in an increase in average daily compensated population.

Business from our federal customers, including primarily the BOP, the United States Marshals Service, or USMS, and ICE, continues to be a significant component of our business.  Our federal customers generated approximately 48% and 49% of our total revenue for the three months ended March 31, 2018 and 2017, respectively, decreasing $5.4 million, or 2.5%.  The decrease in federal revenues primarily resulted from the expiration of our contract with the BOP at our Eden Detention Center on April 30, 2017, and the aforementioned reduction in ICE populations which surged in the prior year quarter.  The decrease in federal revenues was partially offset by the combined effect of per diem increases for several of our federal contracts and a net increase in federal populations at certain other facilities, primarily from the USMS.

State revenues from contracts at correctional, detention, and residential reentry facilities that we operate decreased $4.6 million, or 2.5%, from the first quarter of 2017 to the first quarter of 2018.  The decrease in state revenues was primarily a result of a decline in California inmates held in our out-of-state facilities, the expiration of our contract with the District at the D.C. Correctional Treatment Facility in the first quarter of 2017, and the expirations in the second and third quarters of 2017 of our contracts at four facilities that we managed for the state of Texas.  The decrease in state revenues was partially offset by the new contract with the state of Ohio at our Northeast Ohio Correctional Center and the execution in August 2017 of a new contract with the state of Nevada to care for up to 200 offenders at our 1,896-bed Saguaro Correctional Facility in Arizona.  Per diem increases and a net increase in state populations at certain other facilities also contributed to the offset.

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

The $3.5 million, or 17.0%, increase in management revenue from local authorities from the first quarter of 2017 to the comparable period in 2018 was primarily a result of acquisitions during 2017 of multiple residential reentry centers, some of which partner with local agencies, as further described hereafter.  Also contributing to the increase in management revenue from local authorities from 2017 to 2018 was the execution in July 2017 of a new three-year contract with the City of Mesa, Arizona to care for up to 200 offenders at our 4,128-bed Central Arizona Florence Correctional Complex.

The $1.7 million, or 17.2%, increase in rental revenue from the first quarter of 2017 to the comparable period in 2018 was primarily a result of acquisitions in 2017 of multiple properties leased to third parties and the acquisition of Capital Commerce Center in the first quarter of 2018, as further described hereafter.

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

Operating Expenses

Operating expenses totaled $319.2 million and $315.3 million for the three months ended March 31, 2018 and 2017, respectively.  Operating expenses consist of those expenses incurred in the operation and management of correctional, detention, and residential reentry facilities, as well as those expenses incurred in the operations of TransCor and RMOMS.  Operating expenses also consist of those expenses incurred in the operation of facilities we lease to third-party operators.

Expenses incurred by CoreCivic Safety and CoreCivic Community in connection with the operation and management of our correctional, detention, and residential reentry facilities, as well as those incurred in the operations of TransCor and RMOMS increased $3.1 million, or 1.0%, during the first quarter of 2018 when compared with the same period in 2017. Similar to our management revenue, there were several notable factors that affected the expenses incurred in these segments.  The expiration of our contract with the District at the D.C. Correctional Treatment Facility in the first quarter of 2017, the expiration of our contract with the BOP at our Eden Detention Center in the second quarter of 2017, the expirations in the second and third quarters of 2017 of our contracts at four facilities that we managed for the state of Texas, and the idling of our Torrance County Detention facility in the fourth quarter of 2017 all contributed to a decrease in operating expenses.  However, the decrease in operating expenses was slightly more than offset by the additional expenses resulting from the new contract with the state of Ohio at our Northeast Ohio Correctional Center and start-up expenses associated with the new contract with the Commonwealth of Kentucky Department of Corrections to house medium and close-security offenders at our previously idled, 816-bed Lee Adjustment Center in Kentucky. The new contract with the Commonwealth commenced on November 19, 2017 and we began receiving offenders at the Lee facility late in the first quarter of 2018.  Operating expenses increased $2.6 million from the prior year quarter at the Lee Adjustment Center for the start-up activities.  Additional expenses resulting from the acquisitions of multiple residential reentry centers during 2017 and the acquisition of RMOMS in the first quarter of 2018 also contributed to the increase in operating expenses.

Total expenses per compensated man-day increased to $56.73 during the three months ended March 31, 2018 from $52.67 during the three months ended March 31, 2017.  Fixed expenses per compensated man-day increased to $40.58 during the three months ended March 31, 2018 from $38.00 during the same period in the prior year.  Fixed expenses per compensated man-day for the three months ended March 31, 2018 and 2017 include depreciation expense of $4.1 million in both periods and interest expense of $1.5 million and $1.7 million, respectively, in order to more properly reflect the cash flows associated with the lease at the South Texas Family Residential Center.

As the economy has improved and the nation's unemployment rate has declined, we have experienced wage pressures in certain markets across the country, and have provided wage increases to remain competitive.  These wage pressures (among other factors, including the aforementioned expenses associated with the start-up of operations at our Lee Adjustment Center) contributed to the decline in operating margins from the operation and management of correctional, detention, and residential reentry facilities during the three months ended March 31, 2018 when compared to the same period in the prior year.  We continually monitor compensation levels very closely along with overall economic conditions and will set wage levels necessary to help ensure the long-term success of our business.  Salaries and benefits represent the most significant component of our operating expenses, representing 60% of our total operating expenses during both the first three months of 2018 and the twelve months ended December 31, 2017.

Contributing to the increase in variable expenses per compensated man-day was an increase in legal expenses during the first quarter of 2018 compared with the same period in the prior year.  Expenses associated with legal proceedings may fluctuate from quarter to quarter based on new or threatened litigation, changes in our assumptions, new developments, or the effectiveness of our litigation and settlement strategies.

Operating expenses incurred by CoreCivic Properties in connection with facilities we lease to third-party operators increased $0.7 million, or 28.5%, during the first quarter of 2018 when compared with the same period in 2017.  The increase in expenses in this segment was primarily the result of acquisitions in 2017 of multiple properties leased to third parties and the acquisition in the first quarter of 2018 of Capital Commerce Center.

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

CoreCivic Safety

CoreCivic Safety includes the operating results of the correctional and detention facilities that we operated during each period.  Total revenue generated by CoreCivic Safety decreased $14.2 million, or 3.4%, from $418.7 million in the first quarter of 2017 to $404.5 million in the first quarter of 2018.  CoreCivic Safety's facility net operating income, facility revenues less operating expenses, decreased $10.0 million, or 8.5%, from $118.0 million during the three months ended March 31, 2017 to $108.0 million during the three months ended March 31, 2018. The aggregate depreciation and interest expense associated with the lease at the South Texas Family Residential Center for the three months ended March 31, 2018 and 2017 totaling $5.6 million and $5.8 million, respectively, are not included in these net operating income amounts, but are included in the following per compensated man-day statistics.  During the three months ended March 31, 2018 and 2017, CoreCivic Safety generated 88.6% and 90.4%, respectively, of our total facility net operating income.

The following table displays the revenue and expenses per compensated man-day for CoreCivic Safety's correctional and detention facilities placed into service that we own and manage and for the facilities we manage but do not own, inclusive of the transportation services provided by TransCor:

	For the Three Months Ended March 31,
	2018	2017
CoreCivic Safety Facilities:
Revenue per compensated man-day	$77.58	$73.09
Operating expenses per compensated man-day:
Fixed expense	41.17	38.42
Variable expense	16.76	15.07
Total	57.93	53.49
Operating income per compensated man-day	$19.65	$19.60
Operating margin	25.3%	26.8%
Average compensated occupancy	79.5%	81.1%
Average available beds	72,833	78,479
Average compensated population	57,929	63,651

On April 11, 2017, we announced that we contracted with the state of Ohio to care for up to an additional 996 offenders at our 2,016-bed Northeast Ohio Correctional Center.  The initial term of the contract continues through June 2032 with unlimited renewal options, subject to appropriations and mutual agreement.  We began receiving offender populations at the Northeast Ohio facility from the state of Ohio in the third quarter of 2017, and expect to achieve full contract utilization in the second quarter of 2018.  On March 31, 2018, we cared for approximately 770 offenders from the state of Ohio, 630 detainees from the USMS, and approximately 300 detainees from ICE at our Northeast Ohio facility.  Total revenue at the Northeast Ohio facility increased by $5.7 million from the three months ended March 31, 2017 to the three months ended March 31, 2018, primarily as a result of this new contract with the state of Ohio.

On April 30, 2017, our contract with the BOP at our Eden Detention Center expired and was not renewed.  We subsequently idled the facility in the second quarter of 2017. The Eden facility generated total revenue and facility net operating income of $7.9 million and $1.4 million, respectively, during the three months ended March 31, 2017, negatively impacting margins in the first quarter of 2018 compared to the first quarter of 2017.

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

Operating margins within the CoreCivic Safety facilities were also negatively impacted by start-up expenses incurred at our Lee Adjustment Center, as we prepared to receive offender populations from the Commonwealth of Kentucky late in the first quarter of 2018 pursuant to a new management contract.  During the first quarter of 2018, we incurred a facility net operating loss of $2.8 million compared with an operating loss of $0.3 million in the prior year quarter.  Finally, operating margins were negatively impacted by a reduction in detainee populations from ICE caused by the aforementioned surge in border apprehensions in the first quarter of 2017.  The negative impact on operating margins of these events was partially offset by an increase in offender populations from the USMS across the portfolio in the current year.

During the third quarter of 2016, the Texas Department of Criminal Justice, or TDCJ, solicited proposals for the rebid of four facilities we managed for the state of Texas.  The managed-only contracts for these four facilities were scheduled to expire in August 2017.  On March 31, 2017, the TDCJ notified us that, in light of the current economic climate as well as the fiscal constraints and budget outlook for the TDCJ for the next biennium, the TDCJ would not be awarding the contract for the Bartlett State Jail, one of the facilities included in the rebid process.  During the first quarter of 2017, we wrote-off $0.3 million of goodwill associated with this managed-only facility.  In collaboration with the TDCJ, the decision was made to close the Bartlett facility on June 24, 2017.  During the third quarter of 2017, the TDCJ notified us that it selected other operators for the management of the three remaining managed-only facilities that were subject to the rebid.  We successfully transferred operations of these facilities to the other operators upon expiration of the contracts.  The four facilities we managed for the state of Texas had a total capacity of 5,129 beds and generated total revenue and facility net operating income of $12.2 million and $0.1 million, respectively, during the three months ended March 31, 2017.

During the first quarter of 2015, the adult inmate population held in state of California institutions first met a Federal court order to reduce inmate populations below 137.5% of its capacity.  Inmate populations in the state continued to decline below the court ordered capacity limit which has resulted in declining inmate populations in the out-of-state program at facilities we own and operate.  As of March 31, 2018, the adult inmate population held in state of California institutions remained in compliance with the Federal court order at approximately 134.6% of capacity, or approximately 114,600 inmates, which did not include the California inmates held in our out-of-state facilities, compared with 115,000 inmates at March 31, 2017.  During the three months ended March 31, 2018 and 2017, we cared for an average daily population of approximately 4,200 and 4,500 California inmates, respectively, in facilities outside the state as a partial solution to the State's overcrowding.  This decline in population resulted in a decrease in revenue of $1.5 million from the three months ended March 31, 2017 to the comparable period in 2018.   Approximately 6% of our total revenue for both the three months ended March 31, 2018 and 2017 was generated from the California Department of Corrections and Rehabilitation, or CDCR, in facilities housing inmates outside the state of California.

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

CoreCivic Community

CoreCivic Community includes the operating results of the residential reentry centers that we operated during each period, along with the operating results of RMOMS from its acquisition date.  Total revenue generated by CoreCivic Community increased $7.7 million, or 45.0%, from $17.1 million during the first quarter of 2017 to $24.8 million during the first quarter of 2018.  CoreCivic Community's facility net operating income increased $0.4 million, or 8.0%, from $5.0 million during the three months ended March 31, 2017 to $5.4 million during the three months ended March 31, 2018. During the three months ended March 31, 2018 and 2017, CoreCivic Community generated 4.4% and 3.9%, respectively, of our total facility net operating income.

The following table displays the revenue and expenses per compensated man-day for CoreCivic Community's residential reentry facilities placed into service that we own and manage, but exclusive of the electronic monitoring and case management services provided by RMOMS given that revenue is not generated on a per compensated man-day basis for these services:

	For the Three Months Ended March 31,
	2018	2017
CoreCivic Community Facilities:
Revenue per compensated man-day	$54.12	$53.51
Operating expenses per compensated man-day:
Fixed expense	32.59	30.40
Variable expense	7.76	7.31
Total	40.35	37.71
Operating income per compensated man-day	$13.77	$15.80
Operating margin	25.4%	29.5%
Average compensated occupancy	81.4%	78.7%
Average available beds	5,214	4,500
Average compensated population	4,244	3,541

The following acquisitions have positively impacted our facility net operating income and our diversification strategy:

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

•

On November 1, 2017, we acquired Time to Change, Inc., or TTC, a Colorado-based community corrections company.  In connection with the acquisition, we assumed contracts with Adams County, Colorado to provide reentry services to male and female adults in three facilities located in Colorado containing a total of 422 beds; and

•

Effective January 1, 2018, we closed on the acquisition of RMOMS, which provides non-residential correctional alternatives, including electronic monitoring and case management services, to municipal, county, and state governments in eight states.

We acquired these six facilities in 2017 and RMOMS in 2018 as strategic investments that further expand the network of reentry assets we own and broadens the scope of solutions we provide.

The decline in operating margins in the CoreCivic Community segment primarily resulted from expected increases in property taxes that were reassessed upon our acquisition, repairs and maintenance expenses we incurred to improve the overall condition of the properties we have acquired, and higher enrollment by CoreCivic Community employees into our more competitive employee benefit plans post acquisition.

CoreCivic Properties

CoreCivic Properties includes the operating results of the properties we leased to third parties and that were used by government agencies during each period.  Total revenue generated by CoreCivic Properties increased $1.7 million, or 17.2%, from $9.9 million in the first quarter of 2017 to $11.6 million in the first quarter of 2018.  CoreCivic Properties' facility net operating income increased

$1.1 million, or 14.9%, from $7.4 million in the first quarter of 2017 to $8.5 million in the first quarter of 2018.  During the three months ended March 31, 2018 and 2017, CoreCivic Properties generated 7.0% and 5.7%, respectively, of our total facility net operating income.

On February 10, 2017, we acquired the Stockton Female Community Corrections Facility, a 100-bed residential reentry center in Stockton, California.  The 100-bed facility is leased to a third-party operator under a triple net lease agreement that extends through April 2021 and includes one five-year lease extension option.  The third-party operator separately contracts with the CDCR to provide rehabilitative and reentry services to residents at the leased facility.  We acquired the facility in a real estate–only transaction as a strategic investment that further diversifies our cash flows through rental revenue received from third-party lessees.

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

On January 19, 2018, we acquired the 261,000 square-foot Capital Commerce Center, located in Tallahassee, Florida. Capital Commerce Center is 98% leased, and 87% leased to the state of Florida on behalf of the Florida Department of Business and Professional Regulation.  We acquired this property, as well as the aforementioned properties leased to the GSA, as strategic investments that further diversify our cash flows through government-leased properties.

On January 24, 2018, we entered into a 20-year lease agreement with the Kansas Department of Corrections for a 2,432-bed correctional facility we are constructing in Lansing, Kansas.  The new facility will replace the Lansing Correctional Facility, the State's largest correctional complex for adult male inmates, originally constructed in 1863.  We will be responsible for facility maintenance throughout the 20-year term of the lease, at which time ownership will revert to the State.  Construction of the new facility commenced in the first quarter of 2018 with a timeline for completion of approximately 24 months.

General and administrative expenses

For the three months ended March 31, 2018 and 2017, general and administrative expenses totaled $25.0 million and $24.8 million, respectively.  General and administrative expenses consist primarily of corporate management salaries and benefits, professional fees, including those associated with mergers and acquisitions, or M&A, and other administrative expenses.

Depreciation and amortization

For the three months ended March 31, 2018 and 2017, depreciation and amortization expense totaled $38.1 million and $36.3 million, respectively. The increase in depreciation and amortization primarily resulted from our M&A activities since the first quarter of 2017.

Interest expense, net

Interest expense is reported net of interest income and capitalized interest for the three months ended March 31, 2018 and 2017.  Gross interest expense, net of capitalized interest, was $19.2 million and $16.7 million, for the three months ended March 31, 2018 and 2017, respectively. Gross interest expense is based on outstanding borrowings under our $900.0 million revolving credit facility, or revolving credit facility, our outstanding Incremental Term Loan, or Term Loan, our outstanding senior notes, and our outstanding non-recourse mortgage note, as well as the amortization of loan costs and unused facility fees.  We also incur interest expense associated with the lease of the South Texas Family Residential Center, in accordance with ASC 840-40-55, formerly Emerging Issues Task Force No. 97-10, "The Effect of Lessee Involvement in Asset Construction".  Interest expense associated with the lease of this facility was $1.5 million and $1.7 million during the three months ended March 31, 2018 and 2017, respectively.  The increase in interest expense primarily resulted from an increase in the London Interbank Offered Rate, or LIBOR, and higher interest expense associated with the offering of $250.0 million aggregate principal amount of 4.75% senior notes in the fourth quarter of 2017 and the new non-recourse mortgage note issued in January 2018, as further described hereafter.

We have benefited from relatively low interest rates on our revolving credit facility, which is largely based on LIBOR.  Based on our total leverage ratio, loans under our revolving credit facility during 2017 and 2018 were at the base rate plus a margin of 0.50% or at LIBOR plus a margin of 1.50%, and a commitment fee equal to 0.35% of the unfunded balance.  Interest rates under the Term Loan are the same as the interest rates under our revolving credit facility.

On January 19, 2018, we acquired the 261,000 square-foot Capital Commerce Center located in Tallahassee, Florida for a purchase price of $44.7 million.  The acquisition was partially financed with a $24.5 million non-recourse mortgage note, which is fully-secured by the Capital Commerce Center property, with an interest rate of 4.5%, maturing in January 2033.

Gross interest income was $0.2 million for both the three months ended March 31, 2018 and 2017.  Gross interest income is earned on notes receivable, investments, and cash and cash equivalents.  There was no interest capitalized during either the three months ended March 31, 2018 or 2017.

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

During the three months ended March 31, 2018 and 2017, our financial statements reflected an income tax expense of $1.9 million and $2.5 million, respectively.  Our effective tax rate was 4.9% and 4.7% during the three months ended March 31, 2018 and 2017, respectively.  The Tax Cuts and Jobs Act, or the TCJA, enacted December 22, 2017, reduces the U.S. federal corporate tax rate from 35% to 21%, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred, and creates new taxes on certain foreign-sourced earnings.  However, the TCJA does not change the dividends paid deduction applicable to REITs and, therefore, we generally will not be subject to federal income taxes on our REIT taxable income and gains that we distribute to our stockholders.  As a result of changes in the U.S. federal corporate tax rates resulting from the TCJA, during the fourth quarter of 2017, we re-measured certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 21%.  In the fourth quarter of 2017, we recognized $4.5 million, which was included as a component of income tax expense, for the revaluation of deferred tax assets and liabilities and other taxes associated with the TCJA.

LIQUIDITY AND CAPITAL RESOURCES

Our principal capital requirements are for working capital, stockholder distributions, capital expenditures, and debt service payments.  Capital requirements may also include cash expenditures associated with our outstanding commitments and contingencies, as further discussed in the notes to our financial statements and as further described in our 2017 Form 10-K.  Additionally, our capital expenditures may include M&A activities that will enable us to further expand our network of residential reentry centers, grow our portfolio of government-leased properties, and acquire other businesses that provide complementary services. We will continue to pursue opportunities to help our government partners meet their infrastructure needs, primarily through the development and redevelopment of criminal justice sector assets, but also by acquiring other real estate assets with a bias toward those used to provide mission-critical governmental services, that we believe have favorable investment returns, diversify our cash flows, and increase value to our stockholders.  We will also respond to customer demand and may develop or expand correctional and detention facilities when we believe potential long-term returns justify the capital deployment.

To maintain our qualification as a REIT, we generally are required to distribute annually to our stockholders at least 90% of our REIT taxable income (determined without regard to the dividends paid deduction and excluding net capital gains). Our REIT taxable income will not typically include income earned by our TRSs except to the extent our TRSs pay dividends to the REIT.  Our Board of Directors declared a quarterly dividend of $0.43 for the first quarter of 2018 totaling $51.5 million. The amount, timing and frequency of future distributions will be at the sole discretion of our Board of Directors and will be declared based upon various factors, many of which are beyond our control, including our financial condition and operating cash flows, the amount required to maintain qualification and taxation as a REIT and to reduce any income and excise taxes that we otherwise would be required to pay, limitations on distributions in our existing and future debt instruments, limitations on our ability to fund distributions using cash generated through our TRSs, alternative growth opportunities that require capital deployment, and other factors that our Board of Directors may deem relevant.

As of March 31, 2018, our liquidity was provided by cash on hand of $56.4 million, and $694.4 million available under our revolving credit facility.  As further described hereafter, on April 17, 2018, we entered into a Second Amended and Restated Credit Agreement, or the New Credit Agreement, replacing our revolving credit facility and term loan.  During the three months ended March 31, 2018 and 2017, we generated $108.5 million and $91.5 million, respectively, in cash through operating activities, and as of March 31, 2018, we had net working capital of $2.8 million.  We currently expect to be able to meet our cash expenditure requirements for the next year utilizing these resources. We have no debt maturities until April 2020.

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

Debt and equity

As of March 31, 2018, we had $350.0 million principal amount of unsecured notes outstanding with a fixed stated interest rate of 4.625%, $325.0 million principal amount of unsecured notes outstanding with a fixed stated interest rate of 4.125%, $250.0 million principal amount of unsecured notes outstanding with a fixed stated interest rate of 5.0%, and $250.0 million principal amount of unsecured notes outstanding with a fixed stated interest rate of 4.75%.  In addition, we had $24.3 million outstanding under a new non-recourse mortgage note with a fixed stated interest rate of 4.5%, as previously described herein.  We also had $82.5 million outstanding under our Term Loan with a variable interest rate of 3.4%, and $198.0 million outstanding under our revolving credit facility with a variable weighted average interest rate of 3.3%.  As of March 31, 2018, our total weighted average effective interest rate was 4.8%, while our total weighted average maturity was 4.7 years.  We may also seek to issue debt or equity securities from time to time when we determine that market conditions and the opportunity to utilize the proceeds from the issuance of such securities are favorable.

On April 17, 2018, we entered into the New Credit Agreement in an aggregate principal amount of up to $1.0 billion, replacing our revolving credit facility and Term Loan.  The New Credit Agreement provides for a term loan of $200.0 million and a revolving credit facility in an aggregate principal amount of up to $800.0 million.  The New Credit Agreement, among other things, extends the maturity from July 2020 to April 2023, and increases the total leverage covenant from 5.0x to 5.5x.  Interest rate margins, unused facility fees, and commitment fees for letters of credit remain the same under the New Credit Agreement, except for the addition of a new interest rate margin and fee tier to accommodate the increase in the covenant for total leverage from 5.0x to 5.5x.

On February 26, 2016, we entered into an ATM Equity Offering Sales Agreement, or ATM Agreement, with multiple sales agents.  Pursuant to the ATM Agreement, we may offer and sell to or through the sales agents from time to time, shares of our common stock, par value $0.01 per share, having an aggregate gross sales price of up to $200.0 million.  Sales, if any, of our shares of common stock are currently expected to be made primarily in "at-the-market" offerings, as defined in Rule 415 under the Securities Act of 1933, as amended.  The shares of common stock will be offered and sold pursuant to our registration statement on Form S-3 ASR filed with the SEC on May 15, 2015, or the Shelf Registration Statement, and a related prospectus supplement dated February 26, 2016.  We intend to use the net proceeds from any sale of shares of our common stock to repay borrowings under our New Credit Agreement and for general corporate purposes, including to fund future acquisitions and development projects.  There were no shares of our common stock sold under the ATM Agreement during the three months ended March 31, 2018 and 2017.  The Shelf Registration Statement will expire on May 15, 2018 (but may be replaced by a new shelf registration statement as we may elect to file).

Facility acquisitions, development, and capital expenditures

Effective January 1, 2018, we closed on the acquisition of RMOMS which provides non-residential correctional alternatives, including electronic monitoring and case management services, to municipal, county, and state governments in eight states.  The aggregate purchase price was $7.0 million, excluding transaction-related expenses.

On January 19, 2018, we acquired the 261,000 square-foot Capital Commerce Center, located in Tallahassee, Florida for a purchase price of $44.7 million, excluding transaction-related costs and certain closing credits. The acquisition was financed with a $24.5 million non-recourse mortgage note, which is fully-secured by the Capital Commerce Center property, with an interest rate of 4.5%, maturing in 2033, and cash from our revolving credit facility.

On January 24, 2018, we entered into a 20-year lease agreement with the Kansas Department of Corrections for a 2,432-bed correctional facility we are constructing in Lansing, Kansas, for a total project cost of approximately $155.0 million to $165.0 million.  As of March 31, 2018, we have capitalized $1.4 million associated with the construction project. The new facility will replace the Lansing Correctional Facility, the State's largest correctional complex for adult male inmates, originally constructed in 1863.  This transaction represents the first development of a privately owned, build-to-suit correctional facility to be operated by a government agency through a long-term lease agreement.  We will be responsible for facility maintenance throughout the 20-year term of the lease, at which time ownership will revert to the State.  Construction of the new facility commenced in the first quarter of 2018 with a timeline for completion of approximately 24 months.  With the extensively aged criminal justice infrastructure in the U.S. today, we believe we can bring our flexible solutions like this to other government agencies.

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

Operating Activities

Our net cash provided by operating activities for the three months ended March 31, 2018 was $108.5 million, compared with $91.5 million for the same period in the prior year. Cash provided by operating activities represents the year to date net income plus depreciation and amortization, changes in various components of working capital, and various non-cash charges.

Investing Activities

Our cash flow used in investing activities was $69.9 million for the three months ended March 31, 2018 and was primarily attributable to capital expenditures during the three-month period of $20.7 million, including expenditures for facility development and expansions of $3.4 million and $17.3 million for facility maintenance and information technology capital expenditures.  Our cash flow used in investing activities also included $48.5 million attributable to the acquisitions of RMOMS and Capital Commerce Center, as previously described herein. Our cash flow used in investing activities was $19.3 million for the three months ended March 31, 2017 and was primarily attributable to capital expenditures during the three-month period of $14.6 million, including expenditures for facility development and expansions of $6.4 million and $8.2 million for facility maintenance and information technology capital expenditures.  Our cash flow used in investing activities also included $7.1 million attributable to the acquisitions of two residential reentry centers in the first quarter of 2017.

Financing Activities

Cash flow used in financing activities was $34.4 million for the three months ended March 31, 2018 and was primarily attributable to dividend payments of $51.1 million and $2.5 million for the purchase and retirement of common stock that was issued in connection with equity-based compensation.  In addition, cash flow used in financing activities included $23.5 million of net repayments under our revolving credit facility, net of the proceeds from the issuance of the aforementioned non-recourse mortgage note, and $2.7 million of scheduled principal repayments under our Term Loan and non-recourse mortgage note.

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

Funds from Operations

Funds From Operations, or FFO, is a widely accepted supplemental non-GAAP measure utilized to evaluate the operating performance of real estate companies. The National Association of Real Estate Investment Trusts, or NAREIT, defines FFO as net income computed in accordance with GAAP, excluding gains or losses from sales of property and extraordinary items, plus depreciation and amortization of real estate and impairment of depreciable real estate and after adjustments for unconsolidated partnerships and joint ventures calculated to reflect funds from operations on the same basis.  We believe FFO is an important supplemental measure of our operating performance and believe it is frequently used by securities analysts, investors and other interested parties in the evaluation of REITs, many of which present FFO when reporting results.

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

Our reconciliation of net income to FFO and Normalized FFO for the three months ended March 31, 2018 and 2017 is as follows (in thousands):

	For the Three Months Ended March 31,
FUNDS FROM OPERATIONS:	2018	2017
Net income	$37,777	$50,047
Depreciation of real estate assets	24,408	23,699
Funds From Operations	62,185	73,746
Expenses associated with mergers and acquisitions	518	130
Goodwill and other impairments	—	259
Normalized Funds From Operations	$62,703	$74,135

Contractual Obligations

The following schedule summarizes our contractual cash obligations by the indicated period as of March 31, 2018 (in thousands):

	Payments Due By Year Ended December 31,
	2018 (remainder)	2019	2020	2021	2022	Thereafter	Total
Long-term debt	$8,380	$16,220	$584,276	$1,334	$251,396	$618,203	$1,479,809
Interest on senior and mortgage notes	54,776	54,998	48,239	41,477	41,416	71,943	312,849
Contractual facility developments and other commitments	57,761	89,709	8,791	—	—	—	156,261
South Texas Family Residential Center	38,280	50,808	50,947	36,888	—	—	176,923
Operating leases	559	658	607	620	313	—	2,757
Total contractual cash obligations	$159,756	$212,393	$692,860	$80,319	$293,125	$690,146	$2,128,599

The cash obligations in the table above do not include future cash obligations for variable interest expense associated with our Term Loan or the balance on our outstanding revolving credit facility as projections would be based on future outstanding balances as well as future variable interest rates, and we are unable to make reliable estimates of either. Further, the cash obligations in the table above also do not include future cash obligations for uncertain tax positions as we are unable to make reliable estimates of the timing of such payments, if any, to the taxing authorities. The contractual facility developments included in the table above represent development projects for which we have already entered into a contract with a customer that obligates us to complete the development project.  Certain of our other ongoing construction projects are not currently under contract and thus are not included as a contractual obligation above as we may generally suspend or terminate such projects without substantial penalty.  With respect to the South Texas Family Residential Center, the cash obligations included in the table above reflect the full contractual obligations of the lease of the site, excluding contingent payments, even though the lease agreement provides us with the ability to terminate if ICE terminates the amended inter-governmental service agreement associated with the facility.

We had $7.6 million of letters of credit outstanding at March 31, 2018 primarily to support our requirement to repay fees and claims under our self-insured workers' compensation plan in the event we do not repay the fees and claims due in accordance with the terms of the plan.  The letters of credit are renewable annually.  We did not have any draws under any outstanding letters of credit during the three months ended March 31, 2018 or 2017.

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

Our primary market risk exposure is to changes in U.S. interest rates.  We are exposed to market risk related to our revolving credit facility and Term Loan because the interest rates on our revolving credit facility and Term Loan are subject to fluctuations in the market.  If the interest rate for our outstanding indebtedness under the revolving credit facility and Term Loan was 100 basis points higher or lower during the three months ended March 31, 2018, our interest expense, net of amounts capitalized, would have been increased or decreased by $0.8 million.

As of March 31, 2018, we had outstanding $325.0 million of senior notes due 2020 with a fixed interest rate of 4.125%, $350.0 million of senior notes due 2023 with a fixed interest rate of 4.625%, $250.0 million of senior notes due 2022 with a fixed interest rate of 5.0%, and $250.0 million of senior notes due 2027 with a fixed interest rate of 4.75%. We also had $24.3 million outstanding under a non-recourse mortgage note with a fixed interest rate of 4.5%.  Because the interest rates with respect to these instruments are fixed, a hypothetical 100 basis point increase or decrease in market interest rates would not have a material impact on our financial statements.

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

Also, see the information reported in Note 9 to the financial statements included in Part I, which information is incorporated hereunder by this reference.

ITEM 1A.	RISK FACTORS.

There have been no material changes in our Item 1A, "Risk Factors" as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017.

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

Date: May 3, 2018
/s/ Damon T. Hininger
Damon T. Hininger
President and Chief Executive Officer

/s/ David M. Garfinkle
David M. Garfinkle
Executive Vice President, Chief Financial Officer, and Principal Accounting Officer