Form 10-Q
period 2018-06-30
CoreCivic, Inc.
filed 2018-08-08
CIK 1070985

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED:  JUNE 30, 2018

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

Indicate the number of shares outstanding of each class of Common Stock as of August 2, 2018:

Shares of Common Stock, $0.01 par value per share: 118,567,081 shares outstanding.

CORECIVIC, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2018

PART I – FINANCIAL INFORMATION

ITEM 1. – FINANCIAL STATEMENTS.

CORECIVIC, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED AND AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

ASSETS	June 30, 2018	December 31, 2017
Cash and cash equivalents	$71,368	$52,183
Restricted cash	5,163	—
Accounts receivable, net of allowance of $846 and $782, respectively	217,857	254,188
Prepaid expenses and other current assets	32,401	21,119
Assets held for sale	12,600	—
Total current assets	339,389	327,490
Property and equipment, net of accumulated depreciation of $1,538,351 and $1,475,951, respectively	2,802,146	2,802,449
Goodwill	43,996	40,927
Non-current deferred tax assets	11,531	12,814
Other assets	95,715	88,718
Total assets	$3,292,777	$3,272,398
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable and accrued expenses	$277,928	$277,804
Income taxes payable	200	3,034
Current portion of long-term debt	6,193	10,000
Total current liabilities	284,321	290,838
Long-term debt, net	1,487,781	1,437,187
Deferred revenue	32,918	39,735
Other liabilities	59,839	53,030
Total liabilities	1,864,859	1,820,790
Commitments and contingencies
Preferred stock – $0.01 par value; 50,000 shares authorized; none issued and outstanding at June 30, 2018 and December 31, 2017, respectively	—	—
Common stock – $0.01 par value; 300,000 shares authorized; 118,548 and 118,204 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	1,185	1,182
Additional paid-in capital	1,799,632	1,794,713
Accumulated deficit	(372,899)	(344,287)
Total stockholders' equity	1,427,918	1,451,608
Total liabilities and stockholders' equity	$3,292,777	$3,272,398

The accompanying notes are an integral part of these consolidated financial statements.

CORECIVIC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED AND AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
REVENUES	$449,929	$436,393	$890,845	$882,077
EXPENSES:
Operating	320,539	307,897	639,690	623,200
General and administrative	27,538	26,417	52,509	51,243
Depreciation and amortization	38,560	36,800	76,649	73,057
Asset impairments	1,580	—	1,580	259
	388,217	371,114	770,428	747,759
OPERATING INCOME	61,712	65,279	120,417	134,318
OTHER (INCOME) EXPENSE:
Interest expense, net	19,038	16,622	38,074	33,112
Expenses associated with debt refinancing transactions	1,016	—	1,016	—
Other (income) expense	33	(60)	(10)	(43)
	20,087	16,562	39,080	33,069
INCOME BEFORE INCOME TAXES	41,625	48,717	81,337	101,249
Income tax expense	(2,428)	(3,242)	(4,363)	(5,727)
NET INCOME	$39,197	$45,475	$76,974	$95,522
BASIC EARNINGS PER SHARE	$0.33	$0.38	$0.65	$0.81
DILUTED EARNINGS PER SHARE	$0.33	$0.38	$0.65	$0.81
DIVIDENDS DECLARED PER SHARE	$0.43	$0.42	$0.86	$0.84

The accompanying notes are an integral part of these consolidated financial statements.

CORECIVIC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED AND AMOUNTS IN THOUSANDS)

	For the Six Months Ended June 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$76,974	$95,522
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	76,649	73,057
Asset impairments	1,580	259
Amortization of debt issuance costs and other non-cash interest	1,705	1,566
Expenses associated with debt refinancing transactions	1,016	—
Deferred income taxes	1,283	2,198
Non-cash revenue and other income	(8,634)	(10,740)
Non-cash equity compensation	7,466	8,145
Other expenses and non-cash items	3,219	1,964
Changes in assets and liabilities, net:
Accounts receivable, prepaid expenses and other assets	23,182	27,952
Accounts payable, accrued expenses and other liabilities	2,045	(15,907)
Income taxes payable	(2,834)	(1,233)
Net cash provided by operating activities	183,651	182,783
CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for facility development and expansions	(13,164)	(13,862)
Expenditures for other capital improvements	(30,966)	(20,929)
Acquisitions, net of cash acquired	(50,459)	(14,077)
Proceeds from sale of assets	149	100
(Increase) decrease in other assets	(1,653)	4,893
Payments received on direct financing lease and notes receivable	—	684
Net cash used in investing activities	(96,093)	(43,191)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of debt and borrowings from credit facility	558,521	120,500
Scheduled principal repayments	(2,981)	(5,000)
Other principal repayments of debt	(506,500)	(144,500)
Payment of debt issuance and other refinancing and related costs	(5,337)	(65)
Payment of lease obligations	(803)	(1,149)
Contingent consideration for acquisition of businesses	(1,500)	—
Dividends paid	(102,066)	(101,064)
Purchase and retirement of common stock	(2,544)	(5,818)
Proceeds from exercise of stock options	—	6,377
Net cash used in financing activities	(63,210)	(130,719)
NET INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	24,348	8,873
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of period	52,183	37,711
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of period	$76,531	$46,584
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest (net of amounts capitalized of $69 and $0 in 2018 and 2017, respectively)	$33,758	$28,786
Income taxes paid	$7,591	$2,295

The accompanying notes are an integral part of these consolidated financial statements.

CORECIVIC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2018

(UNAUDITED AND AMOUNTS IN THOUSANDS)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Par Value	Capital	Deficit	Equity
Balance as of December 31, 2017	118,204	$1,182	$1,794,713	$(344,287)	$1,451,608
Net income	—	—	—	76,974	76,974
Retirement of common stock	(118)	(1)	(2,543)	—	(2,544)
Dividends declared on common stock ($0.86 per share)	—	—	—	(103,011)	(103,011)
Restricted stock compensation, net of forfeitures	—	—	7,466	—	7,466
Restricted stock grants	462	4	(4)	—	—
Cumulative effect of adoption of new accounting standard	—	—	—	(2,575)	(2,575)
Balance as of June 30, 2018	118,548	$1,185	$1,799,632	$(372,899)	$1,427,918

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

JUNE 30, 2018

1.	ORGANIZATION AND OPERATIONS

CoreCivic, Inc. (together with its subsidiaries, the "Company" or "CoreCivic") is one of the nation's largest owners of partnership correctional, detention, and residential reentry facilities and one of the largest prison operators in the United States.  The Company also believes it is the largest private owner of real estate used by U.S. government agencies. Through three segments, CoreCivic Safety, CoreCivic Community, and CoreCivic Properties, the Company provides a broad range of solutions to government partners that serve the public good through corrections and detention management, a growing network of residential reentry centers to help address America's recidivism crisis, and government real estate solutions.  As of June 30, 2018, through its CoreCivic Safety segment, the Company operated 51 correctional and detention facilities, 44 of which the Company owned, with a total design capacity of approximately 73,000 beds.  Through its CoreCivic Community segment, the Company also owned and operated 26 residential reentry centers with a total design capacity of approximately 5,000 beds.  In addition, through its CoreCivic Properties segment, the Company owned 13 properties leased to third parties and used by government agencies, totaling 1.4 million square feet.

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

In February 2016, the FASB issued ASU 2016-02, "Leases (ASC 842)", which requires lessees to put most leases on their balance sheets but recognize expenses on their income statements in a manner similar to current accounting requirements.  ASU 2016-02 also eliminates current real estate-specific provisions for all entities.  For lessors, the ASU modifies the classification criteria and the accounting for sales-type and direct financing leases.  For finance leases and operating leases, a lessee should recognize on the balance sheet a liability to make lease payments and a right-of-use asset representing its right to use the underlying asset for the lease term, with each initially measured at the present value of the lease payments.  For public reporting entities such as CoreCivic, guidance in ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years, and early adoption of the ASU is permitted.  In July 2018, the FASB issued ASU 2018-11, "Targeted Improvements – Leases (Topic 842)", which permits entities to adopt a new transition method whereby the modified retrospective transition method would allow companies to recognize the cumulative-effect adjustment in the period of adoption rather than the earliest period presented and continue to apply the legacy guidance in ASC 840 in the comparative periods presented.  Further, ASU 2018-11 also allows entities to elect, by class of underlying asset, to not separate non-lease components from the associated lease components when certain criteria are met.  CoreCivic does not currently expect that the new standard will have a material impact on its financial statements, but expects that it will result in an increase in its long-term assets and liabilities for leases where the Company is the lessee.

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

In November 2016, the FASB issued ASU 2016-18, "Statement of Cash Flows – Restricted Cash", which requires entities to show the changes in the total of cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows.  For public reporting entities such as CoreCivic, the guidance is to be applied retrospectively and is effective for fiscal years beginning after December 15, 2017, and interim periods within those years.  CoreCivic adopted the new standard in the first quarter of 2018.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants and the SEC did not, or are not expected to, have a material effect on the Company's results of operations or financial position.

Fair Value of Financial Instruments

To meet the reporting requirements of ASC 825, "Financial Instruments", regarding fair value of financial instruments, CoreCivic calculates the estimated fair value of financial instruments using market interest rates, quoted market prices of similar instruments, or discounted cash flow techniques with observable Level 1 inputs for publicly traded debt and Level 2 inputs for all other financial instruments, as defined in ASC 820, "Fair Value Measurement".  At June 30, 2018 and December 31, 2017, there were no material differences between the carrying amounts and the estimated fair values of CoreCivic's financial instruments, other than as follows (in thousands):

	June 30, 2018		December 31, 2017
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Note receivable from Agecroft Prison Management, LTD	$2,993	$4,293	$3,059	$4,511
Debt	$(1,508,040)	$(1,488,165)	$(1,459,000)	$(1,490,063)

3.	GOODWILL

ASC 350, "Intangibles-Goodwill and Other", establishes accounting and reporting requirements for goodwill and other intangible assets.  Goodwill was $44.0 million and $40.9 million as of June 30, 2018 and December 31, 2017, respectively.  This goodwill was established in connection with multiple business combination transactions.

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

Acquisitions

On January 19, 2018, CoreCivic acquired the 261,000 square-foot Capital Commerce Center, located in Tallahassee, Florida for a purchase price of $44.7 million, excluding transaction-related costs and certain closing credits.  Capital Commerce Center is 98% leased, including 87% leased to the state of Florida on behalf of the Florida Department of Business and Professional Regulation.  In allocating the purchase price of this transaction, CoreCivic recorded $41.5 million of net tangible assets and $3.2 million of identifiable intangible assets.  CoreCivic acquired the property as a strategic investment that further diversifies the Company's cash flows through government-leased properties and broadens the solutions it provides to partners.

Leasing Transactions

On January 24, 2018, CoreCivic entered into a 20-year lease agreement with the Kansas Department of Corrections ("KDOC") for a 2,432-bed correctional facility the Company is constructing in Lansing, Kansas.  The new facility will replace the Lansing Correctional Facility, the State's largest correctional complex for adult male inmates, originally constructed in 1863.  CoreCivic will be responsible for facility maintenance throughout the 20-year term of the lease, at which time ownership will revert to the State.  Construction of the new facility commenced in the first quarter of 2018 with a timeline for completion of approximately 24 months.  CoreCivic expects to account for the lease with the KDOC as a multiple element lease with a portion of the lease payments attributable to the capital lease.  In addition, portions of the lease payments will be attributable to maintenance services and capital maintenance, representing two separately valued non-lease components.  As of June 30, 2018, CoreCivic has capitalized $12.3 million associated with the construction of the project.

Idle Facilities

As of June 30, 2018, CoreCivic had eight idled correctional facilities that are currently available and being actively marketed as solutions to meet the needs of potential customers.  The following table summarizes each of the idled facilities and their respective carrying values, excluding equipment and other assets that could generally be transferred and used at other facilities CoreCivic owns without significant cost (dollars in thousands):

			Net Carrying Values
	Design	Date	June 30,	December 31,
Facility	Capacity	Idled	2018	2017
Prairie Correctional Facility	1,600	2010	$15,594	$16,118
Huerfano County Correctional Center	752	2010	16,964	16,980
Diamondback Correctional Facility	2,160	2010	41,068	41,370
Southeast Kentucky Correctional Facility	656	2012	21,446	21,864
Marion Adjustment Center	826	2013	11,985	12,058
Kit Carson Correctional Center	1,488	2016	56,400	57,095
Eden Detention Center	1,422	2017	39,138	39,707
Torrance County Detention Facility	910	2017	36,105	36,882
	9,814		$238,700	$242,074

As of June 30, 2018, CoreCivic also had two idled non-core facilities containing 440 beds with an aggregate net book value of $3.9 million.  CoreCivic incurred approximately $3.2 million and $2.3 million in operating expenses at the idled facilities for the three months ended June 30, 2018 and 2017, respectively.  CoreCivic incurred approximately $6.7 million and $5.0 million in operating expenses at the idled facilities for the six months ended June 30, 2018 and 2017, respectively.

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

Effective January 1, 2018, CoreCivic closed on the acquisition of Rocky Mountain Offender Management Systems, LLC ("RMOMS"), which provides non-residential correctional alternatives, including electronic monitoring and case management services, to municipal, county, and state governments in seven states.  The aggregate purchase price was $7.0 million, excluding transaction-related expenses.

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

6.	DEBT

Debt outstanding as of June 30, 2018 and December 31, 2017 consists of the following (in thousands):

	June 30,	December 31,
	2018	2017
Revolving Credit Facility, principal due at maturity in April 2023; interest payable periodically at variable interest rates. The weighted average rate at June 30, 2018 and December 31, 2017 was 3.6% and 3.1%, respectively.	$94,000	$199,000
Term Loan, scheduled principal payments through maturity in April 2023; interest payable periodically at variable interest rates. The rate at June 30, 2018 and December 31, 2017 was 3.6% and 3.1%, respectively. Unamortized debt issuance costs amounted to $0.1 million and $0.3 million at June 30, 2018 and December 31, 2017, respectively.	200,000	85,000
4.625% Senior Notes, principal due at maturity in May 2023; interest payable semi-annually in May and November at 4.625%. Unamortized debt issuance costs amounted to $3.0 million and $3.3 million at June 30, 2018 and December 31, 2017, respectively.	350,000	350,000
4.125% Senior Notes, principal due at maturity in April 2020; interest payable semi-annually in April and October at 4.125%. Unamortized debt issuance costs amounted to $1.5 million and $1.9 million at June 30, 2018 and December 31, 2017, respectively.	325,000	325,000
5.0% Senior Notes, principal due at maturity in October 2022; interest payable semi-annually in April and October at 5.0%. Unamortized debt issuance costs amounted to $2.1 million and $2.3 million at June 30, 2018 and December 31, 2017, respectively.	250,000	250,000
4.75% Senior Notes, principal due at maturity in October 2027; interest payable semi-annually in April and October at 4.75%. Unamortized debt issuance costs amounted to $3.7 million and $4.0 million at June 30, 2018 and December 31, 2017, respectively.	250,000	250,000
4.5% Non-Recourse Mortgage Note, secured by Capital Commerce Center; principal and interest at 4.5% payable monthly until maturity in January 2033. Unamortized debt issuance costs amounted to $0.3 million at June 30, 2018.	24,019	—
4.43% Non-Recourse Mortgage Note, secured by the Lansing Correctional Facility; principal and interest at 4.43% payable quarterly beginning in July 2020 until maturity in January 2040. Unamortized debt issuance costs amounted to $3.4 million at June 30, 2018.	15,021	—
Total debt	1,508,040	1,459,000
Unamortized debt issuance costs	(14,066)	(11,813)
Current portion of long-term debt	(6,193)	(10,000)
Long-term debt, net	$1,487,781	$1,437,187

Revolving Credit Facility.  On April 17, 2018, CoreCivic entered into the Second Amended and Restated Credit Agreement (the "New Credit Agreement") in an aggregate principal amount of up to $1.0 billion, replacing the pre-existing $900.0 million senior secured revolving credit facility and the associated incremental term loan, which was originally $100.0 million.  The New Credit Agreement provides for a term loan of $200.0 million (the "Term Loan") and a revolving credit facility in an aggregate principal amount of up to $800.0 million (the "Revolving Credit Facility").  The New Credit Agreement, among other things, extends the maturity from July 2020 to April 2023, and increases the total leverage covenant from 5.0x to 5.5x.  The New Credit Agreement also contains an "accordion" feature that provides for uncommitted incremental extensions of credit in the form of increases in the revolving commitments or incremental term loans of up to $350.0 million, as requested by CoreCivic, and provides additional flexibility by increasing certain permitted investment, disposition, and borrowing thresholds.  Interest rate margins, unused facility fees, and commitment fees for letters of credit remain the same under the New Credit Agreement, except for the addition of a new interest rate margin and fee tier to accommodate the increase in the covenant for total leverage from 5.0x to 5.5x.  All other terms remain substantially the same. In the second quarter of 2018, CoreCivic capitalized approximately $2.1 million of new costs associated with the Revolving Credit Facility and $0.1 million of new costs associated with the Term Loan.  CoreCivic also reported a charge of approximately $1.0 million during the second quarter of 2018 for the write-off of a portion of the pre-existing loan costs and other costs associated with the New Credit Agreement.

At CoreCivic's option, interest on outstanding borrowings under the Revolving Credit Facility is based on either a base rate plus a margin ranging from 0.00% to 1.00% or at the London Interbank Offered Rate ("LIBOR") plus a margin ranging from 1.00% to 2.00% based on CoreCivic's then-current leverage ratio.  The Revolving Credit Facility includes a $30.0 million sublimit for swing line loans that enables CoreCivic to borrow at the base rate from the Administrative Agent on same-day notice.

Based on CoreCivic's current total leverage ratio, loans under the Revolving Credit Facility bear interest at the base rate plus a margin of 0.50% or at LIBOR plus a margin of 1.50%, and a commitment fee equal to 0.35% of the unfunded balance.  The Revolving Credit Facility also has a $50.0 million sublimit for the issuance of standby letters of credit. As of June 30, 2018, CoreCivic had $94.0 million in borrowings outstanding under the Revolving Credit Facility as well as $23.7 million in letters of credit outstanding resulting in $682.3 million available under the Revolving Credit Facility.

The Revolving Credit Facility is secured by a pledge of all of the capital stock of CoreCivic's domestic restricted subsidiaries, 65% of the capital stock of CoreCivic's foreign subsidiaries, all of CoreCivic's accounts receivable, and all of CoreCivic's deposit accounts. The Revolving Credit Facility requires CoreCivic to meet certain financial covenants, including, without limitation, a maximum total leverage ratio, a maximum secured leverage ratio, and a minimum fixed charge coverage ratio.  As of June 30, 2018, CoreCivic was in compliance with all such covenants.  In addition, the Revolving Credit Facility contains certain covenants that, among other things, limit the incurrence of additional indebtedness, payment of dividends and other customary restricted payments, transactions with affiliates, asset sales, mergers and consolidations, liquidations, prepayments and modifications of other indebtedness, liens and other encumbrances and other matters customarily restricted in such agreements.  In addition, the Revolving Credit Facility is subject to certain cross-default provisions with terms of CoreCivic's other unsecured indebtedness, and is subject to acceleration upon the occurrence of a change of control.

Incremental Term Loan. Interest rates under the Term Loan are the same as the interest rates under the Revolving Credit Facility.  The Term Loan also has the same collateral requirements, financial and certain other covenants, and cross-default provisions as the Revolving Credit Facility.  The Term Loan, which is pre-payable without penalty, also has a maturity concurrent with the Revolving Credit Facility due April 2023, with scheduled quarterly principal payments through April 2023.  As of June 30, 2018, the outstanding balance of the Term Loan was $200.0 million.

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

The 4.125% Senior Notes, the 4.625% Senior Notes, the 5.0% Senior Notes, and the 4.75% Senior Notes, collectively referred to herein as the "Senior Notes", are senior unsecured obligations of the Company and are guaranteed by all of the Company's subsidiaries that guarantee the Revolving Credit Facility.  CoreCivic may redeem all or part of the Senior Notes at any time prior to three months before their respective maturity date at a "make-whole" redemption price, plus accrued and unpaid interest thereon to, but not including, the redemption date.  Thereafter, the Senior Notes are redeemable at CoreCivic's option, in whole or in part, at a redemption price equal to 100% of the aggregate principal amount of the notes to be redeemed plus accrued and unpaid interest thereon to, but not including, the redemption date.

Non-Recourse Mortgage Notes:

Capital Commerce Center.  As previously discussed herein, on January 19, 2018, CoreCivic acquired the 261,000 square-foot Capital Commerce Center, located in Tallahassee, Florida for a purchase price of $44.7 million.  The acquisition was partially financed with a $24.5 million non-recourse mortgage note (the "Capital Commerce Note"), which is fully-secured by the Capital Commerce Center property, with an interest rate of 4.5%, maturing in January 2033.  Principal and interest on the Capital Commerce Note are payable in equal monthly payments over the 15-year term of the note. The note is pre-payable at any time with a prepayment charge, if any, equal to an amount so as to maintain the same yield on the mortgage note as if it had been carried through to its full term using Treasury instruments having a term equal to the remaining term of the mortgage note as of the prepayment date.  As of June 30, 2018, the outstanding balance of the Capital Commerce Note was $24.0 million.

Lansing Correctional Facility.  On April 20, 2018, CoreCivic of Kansas, LLC (the "Issuer"), a wholly-owned subsidiary of the Company, priced $159.5 million in aggregate principal amount of non-recourse senior secured notes of the Issuer (the "Kansas Notes"), in a private placement pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended.  The private placement closed on June 1, 2018.  The Company will use the proceeds of the private placement, which will be drawn on quarterly funding dates beginning in the second quarter of 2018, to fund construction of the aforementioned Lansing Correctional Facility, along with costs and expenses of the project.  The Kansas Notes have a yield to maturity of 4.43% and are scheduled to mature in January 2040, approximately 20 years following completion of the project, expected to occur during the first quarter of 2020. Principal and interest on the Kansas Notes will be payable in quarterly payments beginning in July 2020 until maturity. CoreCivic may redeem all or part of the Kansas Notes at any time upon written notice of not less than 30 days and not more than 60 days prior to the date fixed for such prepayment, with a "make-whole" amount, together with interest on the Kansas Notes accrued to, but not including, the redemption date. CoreCivic capitalized approximately $3.4 million of costs associated with the private placement. Because the Issuer has been designated as an unrestricted subsidiary of the Company under terms of the Company's New Credit Agreement, the issuance and service of the Kansas Notes, and the revenues and expenses associated with the facility lease, will not impact the financial covenants associated with the Company's New Credit Agreement.  As of June 30, 2018, the outstanding balance of the Kansas Notes was $15.0 million.

CoreCivic may also seek to issue additional debt or equity securities from time to time when the Company determines that market conditions and the opportunity to utilize the proceeds from the issuance of such securities are favorable.

Debt Maturities.  Scheduled principal payments as of June 30, 2018 for the remainder of 2018, the next four years, and thereafter were as follows (in thousands):

2018 (remainder)	$3,090
2019	8,720
2020	338,191
2021	14,410
2022	268,022
Thereafter	875,607
Total debt	$1,508,040

7.	STOCKHOLDERS' EQUITY

Dividends on Common Stock

During 2017 and the first six months of 2018, CoreCivic's Board of Directors declared the following quarterly dividends on its common stock:

Declaration Date	Record Date	Payable Date	Per Share
February 17, 2017	April 3, 2017	April 17, 2017	$0.42
May 11, 2017	July 3, 2017	July 17, 2017	$0.42
August 10, 2017	October 2, 2017	October 16, 2017	$0.42
December 7, 2017	January 2, 2018	January 15, 2018	$0.42
February 22, 2018	April 2, 2018	April 16, 2018	$0.43
May 11, 2018	July 2, 2018	July 16, 2018	$0.43

Future dividends will depend on CoreCivic's distribution requirements as a REIT, future earnings, capital requirements, financial condition, limitations under debt covenants, opportunities for alternative uses of capital, and on such other factors as the Board of Directors of CoreCivic may consider relevant.

Stock Options

Since 2012, CoreCivic has elected not to issue stock options to its non-employee directors, officers, and executive officers as it had in prior years, and instead elected to issue all of its equity compensation in the form of restricted common stock units ("RSUs"), as described hereafter.  All outstanding stock options are fully vested.  As of June 30, 2018, options to purchase 0.9 million shares of common stock were outstanding with a weighted average exercise price of $19.62 per share.

Restricted Stock Units

During the first six months of 2018, CoreCivic issued approximately 928,000 RSUs to certain of its employees and non-employee directors, with an aggregate value of $20.1 million, including 833,000 RSUs to employees and non-employee directors whose compensation is charged to general and administrative expense and 95,000 RSUs to employees whose compensation is charged to operating expense.  During 2017, CoreCivic issued approximately 554,000 RSUs to certain of its employees and non-employee directors, with an aggregate value of $18.1 million, including 487,000 RSUs to employees and non-employee directors whose compensation is charged to general and administrative expense and 67,000 RSUs to employees whose compensation is charged to operating expense.

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

During the three months ended June 30, 2018, CoreCivic expensed $4.0 million, net of forfeitures, relating to RSUs ($0.5 million of which was recorded in operating expenses and $3.5 million of which was recorded in general and administrative expenses). During the three months ended June 30, 2017, CoreCivic expensed $4.1 million, net of forfeitures, relating to RSUs ($0.5 million of which was recorded in operating expenses and $3.6 million of which was recorded in general and administrative expenses).

During the six months ended June 30, 2018, CoreCivic expensed $7.5 million, net of forfeitures, relating to RSUs ($1.0 million of which was recorded in operating expenses and $6.5 million of which was recorded in general and administrative expenses).  During the six months ended June 30, 2017, CoreCivic expensed $8.1 million, net of forfeitures, relating to RSUs ($1.0 million of which was recorded in operating expenses and $7.1 million of which was recorded in general and administrative expenses).  As of June 30, 2018, approximately 1.3 million RSUs remained outstanding and subject to vesting.

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

A reconciliation of the numerator and denominator of the basic earnings per share computation to the numerator and denominator of the diluted earnings per share computation is as follows (in thousands, except per share data):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
NUMERATOR
Basic:
Net income	$39,197	$45,475	$76,974	$95,522
Diluted:
Net income	$39,197	$45,475	$76,974	$95,522
DENOMINATOR
Basic:
Weighted average common shares outstanding	118,546	118,164	118,501	117,974
Diluted:
Weighted average common shares outstanding	118,546	118,164	118,501	117,974
Effect of dilutive securities:
Stock options	92	377	96	398
Restricted stock-based awards	10	44	29	51
Weighted average shares and assumed conversions	118,648	118,585	118,626	118,423
BASIC EARNINGS PER SHARE	$0.33	$0.38	$0.65	$0.81
DILUTED EARNINGS PER SHARE	$0.33	$0.38	$0.65	$0.81

Approximately 0.4 million and  0.5 million stock options were excluded from the computation of diluted earnings per share for the three and six months ended June 30, 2018, respectively, because they were anti-dilutive.  There were no stock options excluded from the computation of diluted earnings per share for the three and six months ended June 30, 2017.

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

CoreCivic recorded an income tax expense of $2.4 million and $3.2 million for the three months ended June 30, 2018 and 2017, respectively.  CoreCivic recorded an income tax expense of $4.4 million and $5.7 million for the six months ended June 30, 2018 and 2017, respectively.  As a REIT, CoreCivic is entitled to a deduction for dividends paid, resulting in a substantial reduction in the amount of federal income tax expense it recognizes.  Substantially all of CoreCivic's income tax expense is incurred based on the earnings generated by its TRSs.  CoreCivic's overall effective tax rate is estimated based on its current projection of taxable income primarily generated by its TRSs. The Company's consolidated effective tax rate could fluctuate in the future based on changes in estimates of taxable income, the relative amounts of taxable income generated by the TRSs and the REIT, the implementation of additional tax planning strategies, changes in federal or state tax rates or laws affecting tax credits available to the Company, changes in other tax laws, changes in estimates related to uncertain tax positions, or changes in state apportionment factors, as well as changes in the valuation allowance applied to the Company's deferred tax assets that are based primarily on the amount of state net operating losses and tax credits that could expire unused.

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

CoreCivic had no liabilities recorded for uncertain tax positions as of June 30, 2018 and December 31, 2017.  CoreCivic recognizes interest and penalties related to unrecognized tax positions in income tax expense.  CoreCivic does not currently anticipate that the total amount of unrecognized tax positions will significantly change in the next twelve months.

11.	SEGMENT REPORTING

As of June 30, 2018, CoreCivic operated 51 correctional and detention facilities, 44 of which were owned by the Company.  In addition, CoreCivic owned and operated 26 residential reentry centers and owned 13 properties that it leased to third parties.  Management views CoreCivic's operating results in three operating segments, CoreCivic Safety, CoreCivic Community, and CoreCivic Properties.  CoreCivic Safety includes the operating results of those correctional and detention facilities placed into service that were owned, or controlled via a long-term lease, and managed by CoreCivic, as well as those correctional and detention facilities owned by a third party and managed by CoreCivic.  CoreCivic Safety also includes the operating results of TransCor America, LLC, a subsidiary of the Company that provides transportation services to governmental agencies.  CoreCivic Community includes the operating results of those residential reentry centers placed into service that were owned, or controlled via a long-term lease, and managed by CoreCivic.  CoreCivic Community also includes the operating results of the electronic monitoring and case management services provided by RMOMS. CoreCivic Properties includes the operating results of those properties leased to third parties.  The operating performance of the three segments can be measured based on their net operating income.  CoreCivic defines facility net operating income as a facility's revenues less operating expenses.

The revenue and net operating income for each of the three segments and a reconciliation to CoreCivic's operating income is as follows for the three and six months ended June 30, 2018 and 2017 (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Revenue:
Safety	$413,208	$408,781	$817,706	$827,464
Community	24,718	17,579	49,518	34,633
Properties	12,001	10,016	23,616	19,888
Total segment revenue	449,927	436,376	890,840	881,985
Operating expenses:
Safety	298,469	292,791	594,972	593,500
Community	18,757	11,979	38,124	23,994
Properties	3,172	2,983	6,286	5,406
Total segment operating expenses	320,398	307,753	639,382	622,900
Facility net operating income:
Safety	114,739	115,990	222,734	233,964
Community	5,961	5,600	11,394	10,639
Properties	8,829	7,033	17,330	14,482
Total facility net operating income	129,529	128,623	251,458	259,085
Other revenue (expense):
Other revenue	2	17	5	92
Other operating expense	(141)	(144)	(308)	(300)
General and administrative	(27,538)	(26,417)	(52,509)	(51,243)
Depreciation and amortization	(38,560)	(36,800)	(76,649)	(73,057)
Asset impairments	(1,580)	—	(1,580)	(259)
Operating income	$61,712	$65,279	$120,417	$134,318

The following table summarizes capital expenditures including accrued amounts for the three and six months ended June 30, 2018 and 2017 (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Capital expenditures:
Safety	$13,382	$11,592	$24,852	$23,834
Community	1,272	7,680	8,419	13,120
Properties	12,708	2,463	53,702	5,557
Corporate and other	1,811	898	8,452	1,328
Total capital expenditures	$29,173	$22,633	$95,425	$43,839

The total assets are as follows (in thousands):

	June 30, 2018	December 31, 2017
Assets:
Safety	$2,567,021	$2,643,609
Community	261,665	253,978
Properties	285,623	220,235
Corporate and other	178,468	154,576
Total Assets	$3,292,777	$3,272,398

12.	SUBSEQUENT EVENTS

As of June 30, 2018, the Company reclassified a property it owns as held for sale.  In connection with this reclassification, the Company wrote-down the value of the property to its net realizable value, recognizing an asset impairment charge of $1.6 million.  The Company has entered into an agreement to sell the property which is expected to close in the second half of 2018.  The Company intends to use the net proceeds from the sale to pay-down a portion of the amounts outstanding under the Revolving Credit Facility.

On July 17, 2018, the Company completed the acquisition of a portfolio of twelve properties for $12.0 million, excluding transaction-related costs, 100% leased to the U.S. Federal Government through the General Services Administration on behalf of the Social Security Administration, the Department of Homeland Security, and U.S. Immigration and Customs Enforcement.  Since this was a portfolio acquisition, the Company may market up to three of the properties for sale.

Pursuant to an agreement executed in 1998, the state of Montana had an option to purchase the Crossroads Correctional Center at fair market value less the sum of a pre-determined portion of per diem payments made to the Company by the State, resulting in ownership of the Crossroads Correctional Center effectively reverting to the state of Montana in the short-term.  During the third quarter of 2018, the Company entered into an agreement with the State to extend the Company's ownership of the Crossroads Correctional Center for the estimated duration of its useful life for $34.1 million, and extended the management contract until June 30, 2021.

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

CONDENSED CONSOLIDATING BALANCE SHEET

As of June 30, 2018

(Unaudited and in thousands)

ASSETS	Parent	Combined Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidating Adjustments and Other	Total Consolidated Amounts
Cash and cash equivalents	$41,992	$29,376	$—	$—	$71,368
Restricted cash	—	—	5,163	—	5,163
Accounts receivable, net of allowance	151,045	418,744	(1)	(351,931)	217,857
Prepaid expenses and other current assets	2,824	35,308	14	(5,745)	32,401
Assets held for sale	12,600	—	—	—	12,600
Total current assets	208,461	483,428	5,176	(357,676)	339,389
Property and equipment, net	2,470,999	324,477	6,670	—	2,802,146
Goodwill	33,057	10,939	—	—	43,996
Non-current deferred tax assets	—	12,010	—	(479)	11,531
Other assets	488,835	52,397	—	(445,517)	95,715
Total assets	$3,201,352	$883,251	$11,846	$(803,672)	$3,292,777
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable and accrued expenses	$275,166	$360,213	$190	$(357,641)	$277,928
Income taxes payable	21	179	—	—	200
Current portion of long-term debt	6,193	—	—	—	6,193
Total current liabilities	281,380	360,392	190	(357,641)	284,321
Long-term debt, net	1,476,808	114,317	11,656	(115,000)	1,487,781
Non-current deferred tax liabilities	479	—	—	(479)	—
Deferred revenue	—	32,918	—	—	32,918
Other liabilities	14,767	45,072	—	—	59,839
Total liabilities	1,773,434	552,699	11,846	(473,120)	1,864,859

Total stockholders' equity	1,427,918	330,552	—	(330,552)	1,427,918
Total liabilities and stockholders' equity	$3,201,352	$883,251	$11,846	$(803,672)	$3,292,777

CONDENSED CONSOLIDATING BALANCE SHEET

As of December 31, 2017

(in thousands)

ASSETS	Parent	Combined Subsidiary Guarantors	Consolidating Adjustments and Other	Total Consolidated Amounts
Cash and cash equivalents	$25,745	$26,438	$—	$52,183
Accounts receivable, net of allowance	211,673	372,755	(330,240)	254,188
Prepaid expenses and other current assets	1,835	24,986	(5,702)	21,119
Total current assets	239,253	424,179	(335,942)	327,490
Property and equipment, net	2,467,166	335,283	—	2,802,449
Goodwill	26,031	14,896	—	40,927
Non-current deferred tax assets	—	13,193	(379)	12,814
Other assets	421,474	69,117	(401,873)	88,718
Total assets	$3,153,924	$856,668	$(738,194)	$3,272,398
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable and accrued expenses	$251,011	$362,701	$(335,908)	$277,804
Income taxes payable	1,443	1,591	—	3,034
Current portion of long-term debt	10,000	—	—	10,000
Total current liabilities	262,454	364,292	(335,908)	290,838
Long-term debt, net	1,437,982	114,205	(115,000)	1,437,187
Non-current deferred tax liabilities	379	—	(379)	—
Deferred revenue	—	39,735	—	39,735
Other liabilities	1,501	51,529	—	53,030
Total liabilities	1,702,316	569,761	(451,287)	1,820,790

Total stockholders' equity	1,451,608	286,907	(286,907)	1,451,608
Total liabilities and stockholders' equity	$3,153,924	$856,668	$(738,194)	$3,272,398

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the three months ended June 30, 2018

(Unaudited and in thousands)

	Parent	Combined Subsidiary Guarantors	Consolidating Adjustments and Other	Total Consolidated Amounts
REVENUES	$313,663	$371,245	$(234,979)	$449,929
EXPENSES:
Operating	243,853	311,665	(234,979)	320,539
General and administrative	9,697	17,841	—	27,538
Depreciation and amortization	22,913	15,647	—	38,560
Asset impairments	1,580	—	—	1,580
	278,043	345,153	(234,979)	388,217
OPERATING INCOME	35,620	26,092	—	61,712
OTHER (INCOME) EXPENSE:
Interest expense, net	16,566	2,472	—	19,038
Expenses associated with debt refinancing transactions	1,016	—	—	1,016
Other (income) expense	138	(145)	40	33
	17,720	2,327	40	20,087
INCOME BEFORE INCOME TAXES	17,900	23,765	(40)	41,625
Income tax expense	(342)	(2,086)	—	(2,428)
INCOME BEFORE EQUITY IN SUBSIDIARIES	17,558	21,679	(40)	39,197
Income from equity in subsidiaries	21,639	—	(21,639)	—
NET INCOME	$39,197	$21,679	$(21,679)	$39,197

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the three months ended June 30, 2017

(Unaudited and in thousands)

	Parent	Combined Subsidiary Guarantors	Consolidating Adjustments and Other	Total Consolidated Amounts
REVENUES	$287,900	$361,548	$(213,055)	$436,393
EXPENSES:
Operating	221,293	299,659	(213,055)	307,897
General and administrative	8,471	17,946	—	26,417
Depreciation and amortization	21,711	15,089	—	36,800
	251,475	332,694	(213,055)	371,114
OPERATING INCOME	36,425	28,854	—	65,279
OTHER (INCOME) EXPENSE:
Interest expense, net	13,737	2,885	—	16,622
Other (income) expense	(123)	52	11	(60)
	13,614	2,937	11	16,562
INCOME BEFORE INCOME TAXES	22,811	25,917	(11)	48,717
Income tax expense	(450)	(2,792)	—	(3,242)
INCOME BEFORE EQUITY IN SUBSIDIARIES	22,361	23,125	(11)	45,475
Income from equity in subsidiaries	23,114	—	(23,114)	—
NET INCOME	$45,475	$23,125	$(23,125)	$45,475

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the six months ended June 30, 2018

(Unaudited and in thousands)

	Parent	Combined Subsidiary Guarantors	Consolidating Adjustments and Other	Total Consolidated Amounts
REVENUES	$621,192	$737,930	$(468,277)	$890,845
EXPENSES:
Operating	486,038	621,929	(468,277)	639,690
General and administrative	17,932	34,577	—	52,509
Depreciation and amortization	45,446	31,203	—	76,649
Asset impairments	1,580	—	—	1,580
	550,996	687,709	(468,277)	770,428
OPERATING INCOME	70,196	50,221	—	120,417
OTHER (INCOME) EXPENSE:
Interest expense, net	32,743	5,331	—	38,074
Expenses associated with debt refinancing transactions	1,016	—	—	1,016
Other (income) expense	20	(87)	57	(10)
	33,779	5,244	57	39,080
INCOME BEFORE INCOME TAXES	36,417	44,977	(57)	81,337
Income tax expense	(765)	(3,598)	—	(4,363)
INCOME BEFORE EQUITY IN SUBSIDIARIES	35,652	41,379	(57)	76,974
Income from equity in subsidiaries	41,322	—	(41,322)	—
NET INCOME	$76,974	$41,379	$(41,379)	$76,974

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the six months ended June 30, 2017

(Unaudited and in thousands)

	Parent	Combined Subsidiary Guarantors	Consolidating Adjustments and Other	Total Consolidated Amounts
REVENUES	$587,415	$726,298	$(431,636)	$882,077
EXPENSES:
Operating	447,930	606,906	(431,636)	623,200
General and administrative	16,807	34,436	—	51,243
Depreciation and amortization	43,059	29,998	—	73,057
Asset impairments	—	259	—	259
	507,796	671,599	(431,636)	747,759
OPERATING INCOME	79,619	54,699	—	134,318
OTHER (INCOME) EXPENSE:
Interest expense, net	27,173	5,939	—	33,112
Other (income) expense	(152)	88	21	(43)
	27,021	6,027	21	33,069
INCOME BEFORE INCOME TAXES	52,598	48,672	(21)	101,249
Income tax expense	(1,170)	(4,557)	—	(5,727)
INCOME BEFORE EQUITY IN SUBSIDIARIES	51,428	44,115	(21)	95,522
Income from equity in subsidiaries	44,094	—	(44,094)	—
NET INCOME	$95,522	$44,115	$(44,115)	$95,522

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the six months ended June 30, 2018

(Unaudited and in thousands)

	Parent	Combined Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidating Adjustments and Other	Total Consolidated Amounts
Net cash provided by operating activities	$161,685	$21,697	$269	$—	$183,651
Net cash used in investing activities	(69,202)	(20,221)	(6,670)	—	(96,093)
Net cash provided by (used in) financing activities	(76,236)	1,462	11,564	—	(63,210)
Net increase in cash, cash equivalents and restricted cash	16,247	2,938	5,163	—	24,348
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of period	25,745	26,438	—	—	52,183
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of period	$41,992	$29,376	$5,163	$—	76,531

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the six months ended June 30, 2017

(Unaudited and in thousands)

	Parent	Combined Subsidiary Guarantors	Consolidating Adjustments and Other	Total Consolidated Amounts
Net cash provided by operating activities	$168,002	$14,781	$—	$182,783
Net cash used in investing activities	(32,647)	(10,544)	—	(43,191)
Net cash used in financing activities	(130,655)	(64)	—	(130,719)
Net increase in cash, cash equivalents and restricted cash	4,700	4,173	—	8,873
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of period	11,378	26,333	—	37,711
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of period	$16,078	$30,506	$—	$46,584

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this quarterly report on Form 10-Q.  In this quarterly report on Form 10-Q, we use the terms, the “Company,” “CoreCivic,” “we,” “us,” and “our” to refer to CoreCivic, Inc. and its subsidiaries unless context indicates otherwise.

This quarterly report on Form 10-Q contains statements as to our beliefs and expectations of the outcome of future events that are forward-looking statements as defined within the meaning of the Private Securities Litigation Reform Act of 1995, as amended.  All statements other than statements of current or historical fact contained herein, including statements regarding our future financial position, business strategy, budgets, projected costs and plans, and objectives of management for future operations, are forward-looking statements.  The words "anticipate," "believe," "continue," "could," "estimate," "expect," "intend," "may," "plan," "projects," "will," and similar expressions, as they relate to us, are intended to identify forward-looking statements.  These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from the statements made.  These include, but are not limited to, the risks and uncertainties associated with:

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

•

changes in government policy, legislation and regulations that affect utilization of the private sector for corrections, detention, and residential reentry services, in general, or our business, in particular, including, but not limited to, the continued utilization of the South Texas Family Residential Center by U.S. Immigration and Customs Enforcement, or ICE, under terms of the current contract, and the impact of any changes to immigration reform and sentencing laws. (Our company does not, under longstanding policy, lobby for or against policies or legislation that would determine the basis for, or duration of, an individual's incarceration or detention.);

•	our ability to successfully integrate operations of our acquisitions and realize projected returns resulting therefrom;
•	our ability to meet and maintain qualification for taxation as a real estate investment trust, or REIT; and
•	the availability of debt and equity financing on terms that are favorable to us, or at all.

Any or all of our forward-looking statements in this quarterly report may turn out to be inaccurate. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy, and financial needs.  Our statements can be affected by inaccurate assumptions we might make or by known or unknown risks, uncertainties and assumptions, including the risks, uncertainties, and assumptions described in "Item 1A Risk Factors" disclosed in Part II of this Quarterly Report on Form 10-Q, as well as in our Annual Report on Form 10-K as of and for the year ended December 31, 2017 filed with the Securities and Exchange Commission, or the SEC, on February 22, 2018 (the "2017 Form 10-K") and in other reports, documents, and other information we file with the SEC from time to time.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.  We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or circumstances or otherwise, except as required by law. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements contained in this Quarterly Report on Form 10-Q and in the 2017 Form 10-K.

OVERVIEW

The Company

We are a diversified government solutions company with the scale and experience needed to solve tough government challenges in flexible, cost-effective ways.  Through three segments, CoreCivic Safety, CoreCivic Community, and CoreCivic Properties, we provide a broad range of solutions to government partners that serve the public good through corrections and detention management, a growing network of residential reentry centers to help address America's recidivism crisis, and government real estate solutions.  We have been a flexible and dependable partner for government for more than 30 years.  Our employees are driven by a deep sense of service, high standards of professionalism and a responsibility to help government better the public good.

Structured as a REIT, we are one of the nation's largest owners of partnership correctional, detention, and residential reentry facilities and one of the largest prison operators in the United States.  We also believe we are the largest private owner of real estate used by U.S. government agencies.  As of June 30, 2018, through our CoreCivic Safety segment, we operated 51 correctional and detention facilities, 44 of which we owned, with a total design capacity of approximately 73,000 beds. Through our CoreCivic Community segment, we also owned and operated 26 residential reentry centers with a total design capacity of approximately 5,000 beds.  In addition, through our CoreCivic Properties segment, we owned 13 properties leased to third parties and used by government agencies, totaling 1.4 million square feet.

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

Asset impairments.  The primary risk we face for asset impairment charges, excluding goodwill, is associated with correctional facilities we own.  As of June 30, 2018, we had $2.8 billion in property and equipment, including $238.7 million in long-lived assets, excluding equipment, at eight idled correctional facilities.  The impairment analyses we performed for each of these facilities excluded the net book value of equipment, as a substantial portion of the equipment is easily transferrable to other company-owned facilities without significant cost.  The carrying values of the eight idled facilities as of June 30, 2018 were as follows (in thousands):

Prairie Correctional Facility	$15,594
Huerfano County Correctional Center	16,964
Diamondback Correctional Facility	41,068
Southeast Kentucky Correctional Facility	21,446
Marion Adjustment Center	11,985
Kit Carson Correctional Center	56,400
Eden Detention Center	39,138
Torrance County Detention Facility	36,105
$238,700

As of June 30, 2018, we also had two idled non-core facilities containing 440 beds with an aggregate net book value of $3.9 million.  We incurred approximately $3.2 million and $2.3 million in operating expenses at the idled facilities for the three months ended June 30, 2018 and 2017, respectively.  We incurred approximately $6.7 million and $5.0 million in operating expenses at the idled facilities for the six months ended June 30, 2018 and 2017, respectively.

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

Goodwill Impairments – As of June 30, 2018, we had $44.0 million of goodwill, established in connection with multiple business combination transactions.  We evaluate the recoverability of the carrying value of goodwill annually, in connection with our annual budgeting process, and whenever circumstances indicate the carrying value of goodwill may not be recoverable.  Under the provisions of Accounting Standards Codification 350, "Intangibles-Goodwill and Other," or ASC 350, we perform a qualitative assessment that may allow us to skip the annual two-step impairment test.  Under ASC 350, we have the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount.  If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary.  If the two-step impairment test is required, we determine the fair value of a reporting unit using a combination of various common valuation techniques, including market multiples and discounted cash flows.  By their nature, valuation techniques are subject to considerable judgment and require estimates of future cash flows as well as other factors, which are often difficult to predict.  Estimated fair values could change if there are changes in our capital structure, cost of debt, interest rates, capital expenditure levels, operating cash flows, or market capitalization. Accordingly, we may incur goodwill impairment charges in the future.

Self-funded insurance reserves.  As of June 30, 2018, we had $33.6 million in accrued liabilities for employee health, workers' compensation, and automobile insurance claims.  We are significantly self-insured for employee health, workers' compensation, and automobile liability insurance claims.  As such, our insurance expense is largely dependent on claims experience and our ability to control our claims.  We have consistently accrued the estimated liability for employee health insurance claims based on our history of claims experience and the estimated time lag between the incident date and the date we pay the claims.  We have accrued the estimated liability for workers' compensation claims based on an actuarial valuation of the outstanding liabilities, discounted to the net present value of the outstanding liabilities, using a combination of actuarial methods used to project ultimate losses, and our automobile insurance claims based on estimated development factors on claims incurred. The liability for employee health, workers' compensation, and automobile insurance includes estimates for both claims incurred and for claims incurred but not reported.  These estimates could change in the future.  It is possible that future cash flows and results of operations could be materially affected by changes in our assumptions, new developments, or by the effectiveness of our strategies.

Legal reserves.  As of June 30, 2018, we had $13.5 million in accrued liabilities under the provisions of Accounting Standards Codification Subtopic 450-20, "Loss Contingencies," or ASC 450, related to certain claims and legal proceedings in which we are involved.  We have accrued our best estimate of the probable costs for the resolution of these claims and legal proceedings.  In addition, we are subject to current and potential future claims and legal proceedings for which little or no accrual has been reflected because our current assessment of the potential exposure is nominal.  These estimates have been developed in consultation with our General Counsel's office and, as appropriate, outside counsel handling these matters, and are based upon an analysis of potential results, assuming a combination of litigation and settlement strategies.  It is possible that future cash flows and results of operations could be materially affected by changes in our assumptions, new developments, or by the effectiveness of our litigation and settlement strategies.

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

	Effective	CoreCivic
	Date	Safety	Community	Properties	Total
Facilities as of December 31, 2016		57	20	8	85
Acquisition of the Arapahoe Community Treatment Center in Colorado	January 2017	—	1	—	1
Expiration of the contract at the D.C. Correctional Treatment Facility in the District of Columbia	January 2017	(1)	—	—	(1)
Acquisition of the Stockton Female Community Corrections Facility in California	February 2017	—	—	1	1
Acquisition of the Oklahoma City Transitional Center in Oklahoma	June 2017	—	1	—	1
Combination of two existing facilities in Arizona into one complex	June 2017	(1)	—	—	(1)
Expiration of the contract at the Bartlett State Jail in Texas	June 2017	(1)	—	—	(1)
Termination of the lease at the Bridgeport Pre-Parole Transfer Facility in Texas	June 2017	—	—	(1)	(1)
Acquisition of the Oracle Transitional Center in Arizona	August 2017	—	1	—	1
Expiration of the contracts at three managed-only facilities in Texas	August 2017	(3)	—	—	(3)
Acquisition of a portfolio of leased properties in Georgia and North Carolina	September 2017	—	—	4	4
Acquisition of Time to Change, Inc. in Colorado	November 2017	—	3	—	3
Facilities as of December 31, 2017		51	26	12	89
Acquisition of Capital Commerce Center in Florida	January 2018	—	—	1	1
Facilities as of June 30, 2018		51	26	13	90

Three and Six Months Ended June 30, 2018 Compared to the Three and Six Months Ended June 30, 2017

Net income was $39.2 million, or $0.33 per diluted share, for the three months ended June 30, 2018, compared with net income of $45.5 million, or $0.38 per diluted share, for the three months ended June 30, 2017.  During the six months ended June 30, 2018, we generated net income of $77.0 million, or $0.65 per diluted share, compared with net income of $95.5 million, or $0.81 per diluted share, for the six months ended June 30, 2017.  Financial results in the second quarter of 2018 reflected $1.6 million of asset impairments and $1.0 million of expenses associated with debt refinancing transactions.

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

For the three and six months ended June 30, 2018 and 2017, our total facility net operating income was divided among these business segments as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Segment:
Safety	88.6%	90.2%	88.6%	90.3%
Community	4.6%	4.3%	4.5%	4.1%
Properties	6.8%	5.5%	6.9%	5.6%

Facility Operations

A key performance indicator we use to measure the revenue and expenses associated with the operation of the correctional, detention, and residential reentry facilities we own or manage is expressed in terms of a compensated man-day, which represents the revenue we generate and expenses we incur for one offender for one calendar day.  Revenue and expenses per compensated man-day are computed by dividing facility revenue and expenses by the total number of compensated man-days during the period.  A compensated man-day represents a calendar day for which we are paid for the occupancy of an offender. We believe the measurement is useful because we are compensated for operating and managing facilities at an offender per-diem rate based upon actual or minimum guaranteed occupancy levels.  We also measure our costs on a per-compensated man-day basis, which is largely dependent upon the number of offenders we accommodate.  Further, per compensated man-day measurements are also used to estimate our potential profitability based on certain occupancy levels relative to design capacity.  Revenue and expenses per compensated man-day for all of the correctional, detention, and residential reentry facilities placed into service that we owned or managed, exclusive of those held for lease, and for TransCor were as follows for the three and six months ended June 30, 2018 and 2017:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Revenue per compensated man-day	$76.19	$71.90	$76.09	$71.98
Operating expenses per compensated man-day:
Fixed expense	39.66	37.11	40.12	37.56
Variable expense	16.34	15.26	16.25	14.96
Total	56.00	52.37	56.37	52.52
Operating income per compensated man-day	$20.19	$19.53	$19.72	$19.46
Operating margin	26.5%	27.2%	25.9%	27.0%
Average compensated occupancy	80.2%	79.0%	79.9%	80.0%
Average available beds	78,047	82,447	78,047	82,711
Average compensated population	62,571	65,160	62,373	66,170

Fixed expenses per compensated man-day for the three and six months ended June 30, 2018 include depreciation expense of $4.1 million and $8.2 million, respectively, and interest expense of $1.4 million and $2.9 million, respectively, in order to more properly reflect the cash flows associated with the lease at the South Texas Family Residential Center.  Fixed expenses per compensated man-day for the three and six months ended June 30, 2017 include depreciation expense of $4.1 million and $8.2 million, respectively, and interest expense of $1.6 million and $3.3 million, respectively, associated with the lease at the South Texas Family Residential Center.

Revenue

Total revenue consists of management revenue we generate through CoreCivic Safety and CoreCivic Community in the operation of correctional, detention, and residential reentry facilities, as well as the revenue we generate from TransCor and RMOMS.  Total revenue also consists of rental revenue we generate through CoreCivic Properties from facilities we lease to third-party operators.  The following tables reflect the components of revenue for the three and six months ended June 30, 2018 and 2017 (in millions):

	For the Three Months Ended June 30,
	2018	2017	$ Change	% Change
Management revenue:
Federal	$215.9	$205.6	$10.3	5.0%
State	176.5	182.3	(5.8)	(3.2%)
Local	25.0	21.1	3.9	18.5%
Other	20.5	17.4	3.1	17.8%
Total management revenue	437.9	426.4	11.5	2.7%
Rental revenue	12.0	10.0	2.0	20.0%
Total revenue	$449.9	$436.4	$13.5	3.1%

	For the Six Months Ended June 30,
	2018	2017	$ Change	% Change
Management revenue:
Federal	$427.2	$422.3	$4.9	1.2%
State	353.7	364.1	(10.4)	(2.9%)
Local	49.1	41.7	7.4	17.7%
Other	37.2	34.0	3.2	9.4%
Total management revenue	867.2	862.1	5.1	0.6%
Rental revenue	23.6	19.9	3.7	18.6%
Other revenue	—	0.1	(0.1)	(100.0%)
Total revenue	$890.8	$882.1	$8.7	1.0%

The $11.5 million, or 2.7%, increase in total management revenue for the three months ended June 30, 2018 as compared with the same period in 2017 was primarily a result of an increase in revenue of approximately $24.3 million driven primarily by an increase of 6.0% in average revenue per compensated man-day. The $5.1 million, or 0.6%, increase in total management revenue for the six months ended June 30, 2018 as compared with the same period in 2017 was primarily a result of an increase in revenue of approximately $46.3 million driven primarily by an increase of 5.7% in average revenue per compensated man-day. The increase in average revenue per compensated man-day in both periods was primarily the result of the effect of per diem increases at several of our facilities. The acquisition of RMOMS in the first quarter of 2018, as further described hereafter, also contributed to the increase in total management revenue in both periods with incremental revenue of $4.1 million and $8.3 million, respectively. The increase in total management revenue during the three- and six-month periods was partially offset by a decrease in revenue of approximately $16.9 million and $49.5 million, respectively, caused by a decrease in the average daily compensated population.

Average daily compensated population decreased 2,589, or 4.0%, to 62,571 during the three months ended June 30, 2018 compared to 65,160 during the three months ended June 30, 2017.  Average daily compensated population decreased 3,797, or 5.7%, to 62,373 during the six months ended June 30, 2018 compared to 66,170 during the six months ended June 30, 2017. There were several notable factors that affected the average daily compensated population when comparing both periods in 2018 to 2017.  Average daily compensated population decreased primarily as a result of a decline in California inmates held in our out-of-state facilities, the expiration of our contract with the Federal Bureau of Prisons, or BOP, at our Eden Detention Center on April 30, 2017, and the expirations in the second and third quarters of 2017 of our contracts at four facilities that we managed for the state of Texas. The expiration of our contract with the District of Columbia, or the District, at the D.C. Correctional Treatment Facility in the first quarter of 2017 also contributed to the reduction in average daily compensated population during the six-month period.  These average daily compensated population decreases were partially offset by the new contract with the state of Ohio at our Northeast Ohio Correctional Center, as further described hereafter. We began receiving offender populations in the third quarter of 2017 under the new contract at the Northeast Ohio facility.  The new contract with the Commonwealth of Kentucky Department of Corrections, or KYDOC, to care for medium and close-security offenders at our previously idled 816-bed Lee Adjustment Center in Kentucky also contributed to the partial offset to decreases in average daily compensated population. The new contract with the KYDOC commenced on November 19, 2017, and we began receiving offenders at the Lee facility late in the first quarter of 2018 with approximately 750 offenders at the facility as of June 30, 2018.  Additional populations from the United State Marshals Service, or USMS, and multiple acquisitions of residential reentry centers during 2017 also resulted in an increase in average daily compensated population during both periods.

The solutions we provide to our federal customers, including primarily the BOP, the USMS, and ICE, continue to be a significant component of our business, yet remained stable as a percentage of our total revenue during the three- and six-month periods in 2018 compared with 2017.  Our federal customers generated approximately 48% and 47% of our total revenue for the three months ended June 30, 2018 and 2017, respectively, increasing $10.3 million, or 5.0%.  Our federal customers generated approximately 48% of our total revenue for both the six months ended June 30, 2018 and 2017, increasing $4.9 million, or 1.2%.  The increase in federal revenues in both periods primarily resulted from the combined effect of per diem increases for several of our federal contracts and a net increase in federal populations at certain other facilities, primarily from the USMS. The increase in federal revenues was partially offset by the expiration of our contract with the BOP at our Eden Detention Center on April 30, 2017.

State revenues from contracts at correctional, detention, and residential reentry facilities that we operate decreased $5.8 million, or 3.2%, from the second quarter of 2017 to the second quarter of 2018.  State revenues decreased $10.4 million, or 2.9%, from the six months ended June 30, 2017 to the comparable period in 2018.  The decrease in state revenues in both periods was primarily a result of a decline in California inmates held in our out-of-state facilities and the expirations in the second and third quarters of 2017 of our contracts at four facilities that we managed for the state of Texas.  The expiration of our contract with the District at the D.C. Correctional Treatment Facility in the first quarter of 2017 also contributed to the decrease in state revenues in the six-month period.  The decrease in state revenues in both periods was partially offset by the new contract with the state of Ohio at our Northeast Ohio Correctional Center, the execution in August 2017 of a new contract with the state of Nevada to care for up to 200 offenders at our 1,896-bed Saguaro Correctional Facility in Arizona, and the new contract with the KYDOC at our Lee Adjustment Center.  Per diem increases and a net increase in state populations at certain other facilities also contributed to the offset.

Several of our state partners are projecting improvements in their budgets which has helped us secure recent per diem increases at certain facilities.  Further, several of our existing state partners, as well as prospective state partners, are experiencing growth in inmate populations and overcrowded conditions, or are considering alternative correctional capacity for their aged and inefficient infrastructure.  Although we can provide no assurance that we will enter into any new contracts, we believe we are well positioned to provide them with needed bed capacity, as well as the programming and reentry services they are seeking.

The $3.9 million, or 18.5%, increase and the $7.4 million, or 17.7%, increase in management revenue from local authorities from the three and six months ended June 30, 2017, respectively, to the comparable periods in 2018 were both primarily a result of acquisitions during 2017 of multiple residential reentry centers, some of which partner with local agencies, as further described hereafter.  Also contributing to the increase in management revenue from local authorities in both periods was the execution in July 2017 of a new three-year contract with the City of Mesa, Arizona to care for up to 200 offenders at our 4,128-bed Central Arizona Florence Correctional Complex.

The $2.0 million, or 20.0%, increase and the $3.7 million, or 18.6%, increase in rental revenue from the three and six months ended June 30, 2017, respectively, to the comparable periods in 2018 were both primarily a result of acquisitions in 2017 of multiple properties leased to third parties and the acquisition of Capital Commerce Center in the first quarter of 2018, as further described hereafter.

We believe the long-term growth opportunities of our business remain attractive as governments consider their emergent needs, as well as the efficiency and offender programming opportunities we provide, as flexible solutions to satisfy our partners' needs.  Further, we expect our partners to continue to face challenges in maintaining old facilities, developing new facilities, and expanding current facilities for additional capacity, which could result in future demand for the solutions we provide. Finally, as further described hereafter, we continue to identify attractive investment opportunities for government-leased properties, and expect to complete additional acquisitions in the second half of 2018 that will diversify our cash flows, generate attractive risk-adjusted returns for our shareholders, and broaden the solutions we are able to provide to our partners.

Operating Expenses

Operating expenses totaled $320.5 million and $307.9 million for the three months ended June 30, 2018 and 2017, respectively, while operating expenses for the six months ended June 30, 2018 and 2017 totaled $639.7 million and $623.2 million, respectively.  Operating expenses consist of those expenses incurred in the operation and management of correctional, detention, and residential reentry facilities, as well as those expenses incurred in the operations of TransCor and RMOMS.  Operating expenses also consist of those expenses incurred in the operation of facilities we lease to third-party operators.

Expenses incurred by CoreCivic Safety and CoreCivic Community in connection with the operation and management of our correctional, detention, and residential reentry facilities, as well as those incurred in the operations of TransCor and RMOMS, increased $12.5 million, or 4.1%, during the second quarter of 2018 when compared with the same period in 2017. Expenses incurred by these segments increased $15.6 million, or 2.5%, during the six months ended June 30, 2018 when compared to the same period in the prior year.  Similar to our management revenue, there were several notable factors that affected the expenses incurred in these segments in both periods.  The expiration of our contract with the BOP at our Eden Detention Center in the second quarter of 2017, the expirations in the second and third quarters of 2017 of our contracts at four facilities that we managed for the state of Texas, and the idling of our Torrance County Detention facility in the fourth quarter of 2017 all contributed to a decrease in operating expenses in both periods.  The expiration of our contract with the District at the D.C. Correctional Treatment Facility in the first quarter of 2017 also contributed to a decrease in operating expenses during the six-month period. However, the decrease in operating expenses in both periods was more than offset primarily by the additional expenses resulting from the new contract with the state of Ohio at our Northeast Ohio Correctional Center and start-up operational expenses associated with the new contract with the KYDOC at our Lee Adjustment Center. Operating expenses increased $3.5 million and $6.1 million, respectively, from the prior year three- and six- month periods at the Lee facility. Additional expenses resulting from the acquisitions of multiple residential reentry centers during 2017 and the acquisition of RMOMS in the first quarter of 2018 also contributed to the increase in operating expenses.

Total expenses per compensated man-day increased to $56.00 during the three months ended June 30, 2018 from $52.37 during the three months ended June 30, 2017, and increased to $56.37 during the six months ended June 30, 2018 from $52.52 during the same period in the prior year.  Fixed expenses per compensated man-day increased to $39.66 during the three months ended June 30, 2018 from $37.11 during the three months ended June 30, 2017, and increased to $40.12 during the six months ended June 30, 2018 from $37.56 during the same period in the prior year.  Fixed expenses per compensated man-day for the three months ended June 30, 2018 and 2017 include depreciation expense of $4.1 million and interest expense of $1.4 million and $1.6 million, respectively, in order to more properly reflect the cash flows associated with the lease at the South Texas Family Residential Center. Fixed expenses per compensated man-day for the six months ended June 30, 2018 and 2017 include depreciation expense of $8.2 million and interest expense of $2.9 million and $3.3 million, respectively, associated with the lease at the South Texas Family Residential Center.  Negatively impacting expenses per compensated man-day in both the three- and six-month periods in 2018 was the decline in, and eventual removal of all, California populations at our Tallahatchie County Correctional Facility.  However, we retained staff at the Tallahatchie facility in anticipation of new contracts, as further discussed hereafter, in order to quickly activate operations for multiple customers in need of bed capacity. The aforementioned expenses associated with the start-up of operations at our Lee Adjustment Center also negatively impacted expenses per compensated man-day in both periods in 2018.

As the economy has improved and the nation's unemployment rate has declined, we have experienced wage pressures in certain markets across the country, and have provided wage increases to remain competitive.  These wage pressures (among other factors, including the aforementioned factors related to the Lee and Tallahatchie facilities) contributed to the decline in operating margins from the operation and management of correctional, detention, and residential reentry facilities during the three and six months ended June 30, 2018 when compared to the same periods in the prior year.  We continually monitor compensation levels very closely along with overall economic conditions and will set wage levels necessary to help ensure the long-term success of our business.  Further, we continually evaluate the structure of our employee benefits package and training programs to ensure we are better able to attract and retain our employees.  Salaries and benefits represent the most significant component of our operating expenses, representing 59% of our total operating expenses for the first six months of 2018 and 60% of our total operating expenses during the twelve months ended December 31, 2017.

Variable expenses per compensated man-day increased to $16.34 during the three months ended June 30, 2018 from $15.26 during the same period in the prior year, and increased to $16.25 during the six months ended June 30, 2018 from $14.96 during the same period in the prior year. The increase in both periods in 2018 was primarily a result of increases in legal and inmate medical expenses (including the need to increase usage of registry nursing), both of which may fluctuate from quarter to quarter.

The aforementioned expirations in the second and third quarters of 2017 of our contracts at four facilities we managed for the state of Texas also contributed to the increase in both revenue and expenses per compensated man-day from 2017 to 2018, as the revenue and expenses per compensated man-day for these facilities were lower than the portfolio average.

Operating expenses incurred by CoreCivic Properties in connection with facilities we lease to third-party operators increased $0.2 million, or 6.3%, during the second quarter of 2018 when compared with the same quarter in 2017, and increased $0.9 million, or 16.3%, during the six months ended June 30, 2018 when compared with the same period in 2017.  The increase in expenses in this segment in both periods was primarily the result of acquisitions in 2017 of multiple properties leased to third parties and the acquisition in the first quarter of 2018 of Capital Commerce Center.

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

The BOP currently has outstanding a Request for Proposal under the Criminal Alien Requirement XIX solicitation, or CAR XIX, to contract for up to 9,540 offenders with the private sector.  The only contracted beds with the BOP under CAR XIX are at our 2,232-bed Adams County Correctional Center.  The contract with the BOP at the Adams facility expires in July 2019.

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

CoreCivic Safety

CoreCivic Safety includes the operating results of the correctional and detention facilities that we operated during each period.  Total revenue generated by CoreCivic Safety increased $4.4 million, or 1.1%, from $408.8 million during the second quarter of 2017 to $413.2 million during the second quarter of 2018, and decreased $9.8 million, or 1.2%, from $827.5 million during the six months ended June 30, 2017 to $817.7 million during the six months ended June 30, 2018.  CoreCivic Safety's facility net operating income, facility revenues less operating expenses, decreased $1.3 million, or 1.1%, from $116.0 million during the second quarter of 2017 to $114.7 million during the second quarter of 2018, and decreased $11.2 million, or 4.8%, from $234.0 million during the six months ended June 30, 2017 to $222.7 million during the six months ended June 30, 2018. The aggregate depreciation and interest expense associated with the lease at the South Texas Family Residential Center for the three months ended June 30, 2018 and 2017 totaling $5.5 million and $5.7 million, respectively, and for the six months ended June 30, 2018 and 2017 totaling $11.1 million and $11.5 million, respectively, are not included in these net operating income amounts, but are included in the following per compensated man-day statistics.  During the three and six months ended June 30, 2018, CoreCivic Safety generated 88.6% and 88.6%, respectively, of our total facility net operating income, compared with 90.2%, and 90.3%, respectively, during the three and six months ended June 30, 2017.

The following table displays the revenue and expenses per compensated man-day for CoreCivic Safety's correctional and detention facilities placed into service that we own and manage and for the facilities we manage but do not own, inclusive of the transportation services provided by TransCor:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
CoreCivic Safety Facilities:
Revenue per compensated man-day	$77.76	$72.99	$77.67	$73.04
Operating expenses per compensated man-day:
Fixed expense	40.25	37.60	40.71	38.01
Variable expense	16.96	15.70	16.86	15.39
Total	57.21	53.30	57.57	53.40
Operating income per compensated man-day	$20.55	$19.69	$20.10	$19.64
Operating margin	26.4%	27.0%	25.9%	26.9%
Average compensated occupancy	80.2%	79.0%	79.9%	80.1%
Average available beds	72,833	77,881	72,833	78,178
Average compensated population	58,393	61,542	58,162	62,590

On April 11, 2017, we announced that we contracted with the state of Ohio to care for up to an additional 996 offenders at our 2,016-bed Northeast Ohio Correctional Center.  The initial term of the contract continues through June 2032 with unlimited renewal options, subject to appropriations and mutual agreement.  We began receiving offender populations at the Northeast Ohio facility from the state of Ohio in the third quarter of 2017.  On June 30, 2018, we cared for approximately 900 offenders from the state of Ohio, 670 offenders from the USMS, and approximately 300 detainees from ICE at our Northeast Ohio facility.  Total revenue at the Northeast

Ohio facility increased by $5.9 million and $11.6 million, respectively from the three and six months ended June 30, 2017 to the three and six months ended June 30, 2018, primarily as a result of this new contract with the state of Ohio. However, the new contract had a negative impact on operating margins during the first and second quarters of 2018 due to the gradual increase in offender populations at the facility.

Operating margins within the CoreCivic Safety facilities during the first six months of 2018 were negatively impacted by start-up expenses incurred at our Lee Adjustment Center as we prepared to receive offender populations from the KYDOC late in the first quarter of 2018.  During the three and six months ended June 30, 2018, we incurred a facility net operating loss at the Lee facility of $1.3 million and $4.1 million, respectively, compared with a facility net operating loss of $0.1 million and $0.4 million, respectively, in the comparable prior year periods. The decline in, and eventual removal of all, California populations at our Tallahatchie County Correctional Facility also negatively impacted operating margins within the CoreCivic Safety facilities.  We retained staff at the Tallahatchie facility in anticipation of a new contract, as further discussed hereafter. During the three and six months ended June 30, 2018, we incurred a facility net operating loss at the Tallahatchie facility of $1.8 million and $2.1 million, respectively, compared with a facility net operating loss of $0.3 million and facility net operating income of $1.9 million, respectively, in the comparable prior year periods. The negative impact on operating margins of these events was partially offset by an increase in offender populations from the USMS across the portfolio in the current year.

On April 30, 2017, our contract with the BOP at our Eden Detention Center expired and was not renewed.  We subsequently idled the facility in the second quarter of 2017. The Eden facility generated total revenue and facility net operating income of $2.5 million and $0.5 million, respectively, during the three months ended June 30, 2017, while generating $10.4 million and $1.9 million, respectively, during the six months ended June 30, 2017, negatively impacting margins in both periods of 2018 when compared to the same periods in 2017.

During the fourth quarter of 2015, we completed construction of our 2,552-bed Trousdale Turner Correctional Center.  We began caring for state of Tennessee inmates at the facility in January 2016.  However, we have not yet stabilized the financial operations of this facility due to a competitive job market in the surrounding area.  We have incurred incremental expenses for wage increases, various incentive plans, recruiting efforts, and other costs which has had a negative impact on the facility operating margin.  Until operations are stabilized, we may continue to incur these incremental expenses.

During the third quarter of 2016, the Texas Department of Criminal Justice, or TDCJ, solicited proposals for the rebid of four facilities we managed for the state of Texas.  The managed-only contracts for these four facilities were scheduled to expire in August 2017.  On March 31, 2017, the TDCJ notified us that, in light of the current economic climate as well as the fiscal constraints and budget outlook for the TDCJ for the next biennium, the TDCJ would not be awarding the contract for the Bartlett State Jail, one of the facilities included in the rebid process.  During the first quarter of 2017, we wrote-off $0.3 million of goodwill associated with this managed-only facility.  In collaboration with the TDCJ, the decision was made to close the Bartlett facility on June 24, 2017.  During the third quarter of 2017, the TDCJ notified us that it selected other operators for the management of the three remaining managed-only facilities that were subject to the rebid.  We successfully transferred operations of these facilities to the other operators upon expiration of the contracts.  The four facilities we managed for the state of Texas had a total capacity of 5,129 beds and generated total revenue and facility net operating income of $11.7 million and $0.2 million, respectively, during the three months ended June 30, 2017. The four facilities generated total revenue and facility net operating income of $23.8 million and $0.3 million, respectively, during the six months ended June 30, 2017.

During the first quarter of 2015, the adult inmate population held in state of California institutions first met a Federal court order to reduce inmate populations below 137.5% of its capacity.  Inmate populations in the state continued to decline below the court ordered capacity limit which has resulted in declining inmate populations in the out-of-state program at facilities we own and operate.  As of June 30, 2018, the adult inmate population held in state of California institutions remained in compliance with the Federal court order at approximately 135.5% of capacity, or approximately 115,300 inmates, which did not include the California inmates held in our out-of-state facilities, compared with 115,000 inmates at June 30, 2017.  During the three months ended June 30, 2018 and 2017, we cared for an average daily population of approximately 3,300 and 4,300 California inmates, respectively, in facilities outside the state as a partial solution to the State's overcrowding.  This decline in population resulted in a decrease in revenue of $5.7 million and $7.2 million, respectively from the three and six months ended June 30, 2017 to the comparable periods in 2018.   Approximately 5% and 6%, respectively, of our total revenue for the six months ended June 30, 2018 and 2017 was generated from the California Department of Corrections and Rehabilitation, or CDCR, in facilities housing inmates outside the state of California.

During June 2018, the Governor of California signed the budget for fiscal 2018-2019.  The budget contemplates that the continued implementation of initiatives to reduce prison populations will allow the CDCR to eliminate the use of out-of-state contract beds.  In accordance with the budget, all inmates were removed from our 2,672-bed Tallahatchie County Correctional Facility in Tutwiler, Mississippi as of June 30, 2018.  Although the State's budget acknowledges that estimates of population reductions are subject to considerable uncertainty, the State's budget contemplates the removal of all inmates from our 3,060-bed La Palma Correctional Center in Eloy Arizona, our remaining out-of-state facility, by January 2019.

On June 14, 2018, we announced that we entered into a new contract under an Intergovernmental Agreement between the Tallahatchie County Correctional Authority, Tutwiler, Mississippi and the USMS at our Tallahatchie County Correctional Facility.  We currently expect to care for up to 1,350 USMS offenders under the new contract and may care for additional offender populations at the facility, subject to availability.  The new contract, which also authorizes ICE and the BOP to utilize the facility, commenced on June 14, 2018, and has an initial term expiring June 30, 2020, with unlimited two-year extension options thereafter upon mutual agreement.  On June 30, 2018, we cared for approximately 300 offenders from the USMS and approximately 200 offenders under additional new contracts from the states of South Carolina and Wyoming and the U.S. Virgin Islands at our Tallahatchie facility.

On July 24, 2018, we announced that the city of Eloy agreed to modify an existing Intergovernmental Agreement with ICE to add the La Palma facility as a place of performance.  We currently expect to care for up to 1,000 adult detainees for ICE at the La Palma facility under the new agreement and ICE may place additional adult offender populations at the facility, subject to availability.  The new contract commenced on July 24, 2018, and has an indefinite term, subject to termination by either party with 90 days' written notice.  Capacity at the facility will initially be made available to ICE under the new agreement as California inmate populations exit the facility.

CoreCivic Community

CoreCivic Community includes the operating results of the residential reentry centers that we operated during each period, along with the operating results of RMOMS from its acquisition date.  Total revenue generated by CoreCivic Community increased $7.1 million, or 40.6%, from $17.6 million during the second quarter of 2017 to $24.7 million during the second quarter of 2018, and increased $14.9 million, or 43.0%, from $34.6 million during the six months ended June 30, 2017 to $49.5 million during the six months ended June 30, 2018.  CoreCivic Community's facility net operating income increased $0.4 million, or 6.4%, from $5.6 million during the second quarter of 2017 to $6.0 million during the second quarter of 2018, and increased $0.8 million, or 7.1%, from $10.6 million during the six months ended June 30, 2017 to $11.4 million during the six months ended June 30, 2018.  During the three and six months ended June 30, 2018, CoreCivic Community generated 4.6% and 4.5%, respectively, of our total facility net operating income, compared with 4.3% and 4.1%, respectively, during the three and six months ended June 30, 2017.

The following table displays the revenue and expenses per compensated man-day for CoreCivic Community's residential reentry facilities placed into service that we own and manage, but exclusive of the electronic monitoring and case management services provided by RMOMS given that revenue is not generated on a per compensated man-day basis for these services:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
CoreCivic Community Facilities:
Revenue per compensated man-day	$54.16	$53.39	$54.14	$53.45
Operating expenses per compensated man-day:
Fixed expense	31.31	28.74	31.95	29.55
Variable expense	7.79	7.64	7.78	7.48
Total	39.10	36.38	39.73	37.03
Operating income per compensated man-day	$15.06	$17.01	$14.41	$16.42
Operating margin	27.8%	31.9%	26.6%	30.7%
Average compensated occupancy	80.1%	79.2%	80.8%	79.0%
Average available beds	5,214	4,566	5,214	4,533
Average compensated population	4,178	3,618	4,211	3,580

The following acquisitions have positively impacted our facility net operating income and our diversification strategy:

•

On January 1, 2017, we acquired Arapahoe Community Treatment Center, or ACTC, a 135-bed residential reentry center in Englewood, Colorado, which we integrated with the operations of our existing Colorado residential reentry centers;

•

On June 1, 2017, we acquired the real estate operated by Center Point, Inc., or Center Point, a California-based non-profit organization.  We consolidated a portion of Center Point's operations into our pre-existing residential reentry portfolio and assumed ownership and operations of the Oklahoma City Transitional Center, a 200-bed residential reentry center in Oklahoma City, Oklahoma;

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

•

On November 1, 2017, we acquired Time to Change, Inc., or TTC, a Colorado-based community corrections company.  In connection with the acquisition, we assumed contracts with Adams County, Colorado to provide reentry services to male and female adults in three facilities located in Colorado containing a total of 422 beds; and

•

Effective January 1, 2018, we closed on the acquisition of RMOMS, which provides non-residential correctional alternatives, including electronic monitoring and case management services, to municipal, county, and state governments in seven states.

We acquired these six facilities in 2017 and RMOMS in 2018 as strategic investments that further expand the network of reentry assets we own and broadens the scope of solutions we provide.

The decline in operating margins in the CoreCivic Community segment in both the three and six months ended June 30, 2018 when compared to the same periods in the prior year primarily resulted from expected increases in property taxes that were reassessed upon our acquisition, repairs and maintenance expenses we incurred to improve the overall condition of the properties we have acquired, and higher enrollment by CoreCivic Community employees into our more competitive employee benefit plans post acquisition. Operating margins were also negatively impacted by the aforementioned increase in salaries due to a competitive labor market.

CoreCivic Properties

CoreCivic Properties includes the operating results of the properties we leased to third parties and that were used by government agencies during each period.  Total revenue generated by CoreCivic Properties increased $2.0 million, or 19.8%, from $10.0 million during the second quarter of 2017 to $12.0 million during the second quarter of 2018, and increased $3.7 million, or 18.7%, from $19.9 million during the six months ended June 30, 2017 to $23.6 million during the six months ended June 30, 2018.  CoreCivic Properties' facility net operating income increased $1.8 million, or 25.5%, from $7.0 million during the second quarter of 2017 to $8.8 million during the second quarter of 2018, and increased $2.8 million, or 19.7%, from $14.5 million during the six months ended June 30, 2017 to $17.3 million during the six months ended June 30, 2018.  During the three and six months ended June 30, 2018, CoreCivic Properties generated 6.8% and 6.9%, respectively, of our total facility net operating income, compared with 5.5% and 5.6%, respectively, during the three and six months ended June 30, 2017.

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

On January 24, 2018, we entered into a 20-year lease agreement with the Kansas Department of Corrections, or KDOC, for a 2,432-bed correctional facility we are constructing in Lansing, Kansas.  The new facility will replace the Lansing Correctional Facility, the State's largest correctional complex for adult male inmates, originally constructed in 1863.  We will be responsible for facility maintenance throughout the 20-year term of the lease, at which time ownership will revert to the State.  Construction of the new facility commenced in the first quarter of 2018 with a timeline for completion of approximately 24 months.

On July 17, 2018, we completed the acquisition of a portfolio of twelve properties for $12.0 million, excluding transaction-related costs, 100% leased to the U.S. Federal Government through the GSA on behalf of the SSA, the Department of Homeland Security and ICE.  Since this was a portfolio acquisition, we may market up to three of the properties for sale.

We continue to identify attractive investment opportunities for government-leased properties, and expect to complete additional acquisitions in the second half of 2018 that will diversify our cash flows, generate attractive risk-adjusted returns for our shareholders, and broaden the solutions we are able to provide to our partners.

General and administrative expenses

For the three months ended June 30, 2018 and 2017, general and administrative expenses totaled $27.5 million and $26.4 million, respectively, while general and administrative expenses totaled $52.5 million and $51.2 million, respectively, during the six months ended June 30, 2018 and 2017.  General and administrative expenses consist primarily of corporate management salaries and benefits, professional fees, including those associated with mergers and acquisitions, or M&A, and other administrative expenses.

Depreciation and amortization

For the three months ended June 30, 2018 and 2017, depreciation and amortization expense totaled $38.6 million and $36.8 million, respectively, while depreciation and amortization expense totaled $76.6 million and $73.1 million, respectively, during the six months ended June 30, 2018 and 2017. The increase in depreciation and amortization primarily resulted from our M&A activities since the first six months of 2017.

Interest expense, net

Interest expense is reported net of interest income and capitalized interest for the three and six months ended June 30, 2018 and 2017.  Gross interest expense, net of capitalized interest, was $19.4 million and $16.9 million for the three months ended June 30, 2018 and 2017, respectively, and was $38.8 million and $33.6 million for the six months ended June 30, 2018 and 2017, respectively. Gross interest expense is based on outstanding borrowings under our revolving credit facility, our outstanding Incremental Term Loan, or Term Loan, our outstanding senior notes, and our outstanding non-recourse mortgage notes, as well as the amortization of loan costs and unused facility fees.  We also incur interest expense associated with the lease of the South Texas Family Residential Center, in accordance with ASC 840-40-55, formerly Emerging Issues Task Force No. 97-10, "The Effect of Lessee Involvement in Asset Construction".  Interest expense associated with the lease of this facility was $1.4 million and $1.6 million during the three months ended June 30, 2018 and 2017, respectively, and $2.9 million and $3.3 million during the six months ended June 30, 2018 and 2017, respectively.  The increase in gross interest expense in both periods primarily resulted from an increase in the London Interbank Offered Rate, or LIBOR, and higher interest expense associated with the offering of $250.0 million aggregate principal amount of 4.75% senior notes in the fourth quarter of 2017, and the new non-recourse mortgage notes issued in the first and second quarters of 2018, as further described hereafter.

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

On January 19, 2018, we acquired the 261,000 square-foot Capital Commerce Center located in Tallahassee, Florida for a purchase price of $44.7 million.  The acquisition was partially financed with a $24.5 million non-recourse mortgage note, or the Capital Commerce Note, which is fully-secured by the Capital Commerce Center property, with an interest rate of 4.5%, maturing in January 2033.

On April 20, 2018, CoreCivic of Kansas, LLC, or the Issuer, a wholly-owned subsidiary of ours, priced $159.5 million in aggregate principal amount of non-recourse senior secured notes of the Issuer, or the Kansas Notes, in a private placement pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended.  The private placement closed on June 1, 2018. We will use the proceeds of the private placement, which will be drawn on quarterly funding dates beginning in the second quarter of 2018, to fund construction of the

Lansing Correctional Facility, as further described hereafter, along with costs and expenses of the project.  The Kansas Notes have a yield to maturity of 4.43% and are scheduled to mature in January 2040, approximately 20 years following completion of the project, expected to occur during the first quarter of 2020.

Gross interest income was $0.4 million and $0.3 million for the three months ended June 30, 2018 and 2017, respectively, and $0.7 million and $0.5 million for the six months ended June 30, 2018 and 2017, respectively. Gross interest income is earned on notes receivable, investments, and cash and cash equivalents.  Capitalized interest was $0.1 million during both the three and six months ended June 30, 2018.  There was no interest capitalized during the three and six months ended June 30, 2017.

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

During the three months ended June 30, 2018 and 2017, our financial statements reflected an income tax expense of $2.4 million and $3.2 million, respectively.  During the six months ended June 30, 2018 and 2017, our financial statements reflected an income tax expense of $4.4 million and $5.7 million, respectively.  Our effective tax rate was 5.4% and 5.7% during the six months ended June 30, 2018 and 2017, respectively.  The Tax Cuts and Jobs Act, or the TCJA, enacted December 22, 2017, reduces the U.S. federal corporate tax rate from 35% to 21%, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred, and creates new taxes on certain foreign-sourced earnings.  However, the TCJA does not change the dividends paid deduction applicable to REITs and, therefore, we generally will not be subject to federal income taxes on our REIT taxable income and gains that we distribute to our stockholders.  As a result of changes in the U.S. federal corporate tax rates resulting from the TCJA, during the fourth quarter of 2017, we re-measured certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 21%.  In the fourth quarter of 2017, we recognized $4.5 million, which was included as a component of income tax expense, for the revaluation of deferred tax assets and liabilities and other taxes associated with the TCJA.

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

To maintain our qualification as a REIT, we generally are required to distribute annually to our stockholders at least 90% of our REIT taxable income (determined without regard to the dividends paid deduction and excluding net capital gains). Our REIT taxable income will not typically include income earned by our TRSs except to the extent our TRSs pay dividends to the REIT.  Our Board of Directors declared a quarterly dividend of $0.43 for the first and second quarters of 2018 totaling $51.5 million in each quarter. The amount, timing and frequency of future distributions will be at the sole discretion of our Board of Directors and will be declared based upon various factors, many of which are beyond our control, including our financial condition and operating cash flows, the amount required to maintain qualification and taxation as a REIT and to reduce any income and excise taxes that we otherwise would be required to pay, limitations on distributions in our existing and future debt instruments, limitations on our ability to fund distributions using cash generated through our TRSs, alternative growth opportunities that require capital deployment, and other factors that our Board of Directors may deem relevant.

As of June 30, 2018, our liquidity was provided by cash on hand of $71.4 million, and $682.3 million available under our revolving credit facility.  During the six months ended June 30, 2018 and 2017, we generated $183.7 million and $182.8 million, respectively, in cash through operating activities, and as of June 30, 2018, we had net working capital of $55.1 million.  We currently expect to be able to meet our cash expenditure requirements for the next year utilizing these resources. We have no debt maturities until April 2020.

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

Debt and equity

As of June 30, 2018, we had $350.0 million principal amount of unsecured notes outstanding with a fixed stated interest rate of 4.625%, $325.0 million principal amount of unsecured notes outstanding with a fixed stated interest rate of 4.125%, $250.0 million principal amount of unsecured notes outstanding with a fixed stated interest rate of 5.0%, and $250.0 million principal amount of unsecured notes outstanding with a fixed stated interest rate of 4.75%.  In addition, we had $24.0 million outstanding under the Capital Commerce Note with a fixed stated interest rate of 4.5%, and $15.0 million outstanding under the Kansas Notes with a fixed stated interest rate of 4.43%, both as previously described herein.  We also had $200.0 million outstanding under our Term Loan with a variable interest rate of 3.6%, and $94.0 million outstanding under our revolving credit facility with a variable weighted average interest rate of 3.6%.  As of June 30, 2018, our total weighted average effective interest rate was 4.9%, while our total weighted average maturity was 5.1 years.  We may also seek to issue debt or equity securities from time to time when we determine that market conditions and the opportunity to utilize the proceeds from the issuance of such securities are favorable.

On April 17, 2018, we entered into the Second Amended and Restated Credit Agreement, or the New Credit Agreement, in an aggregate principal amount of up to $1.0 billion, replacing our pre-existing $900.0 million revolving credit facility and the associated incremental term loan, which was originally $100.0 million.  The New Credit Agreement provides for a Term Loan of $200.0 million and a revolving credit facility in an aggregate principal amount of up to $800.0 million.  The New Credit Agreement, among other things, extends the maturity from July 2020 to April 2023, and increases the total leverage covenant from 5.0x to 5.5x.  Interest rate margins, unused facility fees, and commitment fees for letters of credit remain the same under the New Credit Agreement, except for the addition of a new interest rate margin and fee tier to accommodate the increase in the covenant for total leverage from 5.0x to 5.5x.  All other terms remain substantially the same. During the second quarter of 2018, we reported charges of $1.0 million for the write-off of a portion of the pre-existing loan costs and other costs associated with the New Credit Agreement.

Facility acquisitions, development, and capital expenditures

Effective January 1, 2018, we closed on the acquisition of RMOMS which provides non-residential correctional alternatives, including electronic monitoring and case management services, to municipal, county, and state governments in eight states.  The aggregate purchase price was $7.0 million, excluding transaction-related expenses.

On January 19, 2018, we acquired the 261,000 square-foot Capital Commerce Center, located in Tallahassee, Florida for a purchase price of $44.7 million, excluding transaction-related costs and certain closing credits. The acquisition was financed with the Capital Commerce Note and cash from our revolving credit facility.

On January 24, 2018, we entered into a 20-year lease agreement with the KDOC for a 2,432-bed correctional facility we are constructing in Lansing, Kansas, for a total project cost of approximately $155.0 million to $165.0 million.  As of June 30, 2018, we have capitalized $12.3 million associated with the construction project. The new facility will replace the Lansing Correctional Facility, the State's largest correctional complex for adult male inmates, originally constructed in 1863.  This transaction represents the first development of a privately owned, build-to-suit correctional facility to be operated by a government agency through a long-term lease agreement.  We will be responsible for facility maintenance throughout the 20-year term of the lease, at which time ownership will revert to the State.  Construction of the new facility commenced in the first quarter of 2018 with a timeline for completion of approximately 24 months.  With the extensively aged criminal justice infrastructure in the U.S. today, we believe we can bring our flexible solutions like this to other government agencies.

Pursuant to an agreement executed in 1998, the state of Montana had an option to purchase the Crossroads Correctional Center at fair market value less the sum of a pre-determined portion of per diem payments made to us by the State, resulting in ownership of the Crossroads Correctional Center effectively reverting to the state of Montana in the short-term.  During the third quarter of 2018, we entered into an agreement with the State to extend our ownership of the Crossroads Correctional Center for the estimated duration of its useful life for $34.1 million, and extended the management contract until June 30, 2021.  We believe the new agreement helps to ensure the continuation of our operations at the facility for the foreseeable future, as approximately 20% of the State's inmate populations are currently located at the Crossroads facility.

Several of our existing federal and state partners, as well as prospective state partners, are experiencing growth in offender populations and overcrowded conditions, or are considering alternative correctional capacity for their aged or inefficient infrastructure.  Competing budget priorities often impede our customers' ability to construct new prison beds of their own or update older facilities, which we believe could result in further need for private sector prison capacity solutions in the long-term. Over the long-term, we would like to see meaningful utilization of our available capacity and better visibility from our customers into their potential future needs before we develop new prison capacity on a speculative basis. We will, however, respond to customer demand and may develop or expand correctional and detention facilities when we believe potential long-term returns justify the capital deployment.  We expect to continue to pursue investment opportunities in residential reentry centers and are in various stages of due diligence to complete additional acquisitions. The transactions that have not yet closed will also be subject to various customary closing conditions, and we can provide no assurance that any such transactions will ultimately be completed.  We are also pursuing additional investment opportunities in other real estate assets with a bias toward those used to provide mission-critical governmental services, as well as other businesses that expand the range of solutions we provide to government partners, and expect to complete additional acquisitions in the second half of 2018 that would further diversify our cash flows and generate attractive risk-adjusted returns for our shareholders.

On July 17, 2018, we completed the acquisition of a portfolio of twelve properties for $12.0 million, excluding transaction-related costs, 100% leased to the U.S. Federal Government through the GSA on behalf of the SSA, the Department of Homeland Security and ICE.  Since this was a portfolio acquisition, we may market up to three of the properties for sale.

Operating Activities

Our net cash provided by operating activities for the six months ended June 30, 2018 was $183.7 million, compared with $182.8 million for the same period in the prior year. Cash provided by operating activities represents the year to date net income plus depreciation and amortization, changes in various components of working capital, and various non-cash charges.

Investing Activities

Our cash flow used in investing activities was $96.1 million for the six months ended June 30, 2018 and was primarily attributable to capital expenditures during the six-month period of $44.2 million, including expenditures for facility development and expansions of $13.2 million and $31.0 million for facility maintenance and information technology capital expenditures.  Our cash flow used in investing activities also included $50.5 million primarily attributable to the acquisitions of RMOMS and Capital Commerce Center, as previously described herein. Our cash flow used in investing activities was $43.2 million for the six months ended June 30, 2017 and was primarily attributable to capital expenditures during the six-month period of $34.8 million, including expenditures for facility development and expansions of $13.9 million and $20.9 million for facility maintenance and information technology capital expenditures.  Our cash flow used in investing activities also included $14.1 million attributable to the acquisitions of two residential reentry centers in the first quarter of 2017 and the acquisition of Center Point in the second quarter of 2017.

Financing Activities

Cash flow used in financing activities was $63.2 million for the six months ended June 30, 2018 and was primarily attributable to dividend payments of $102.1 million and $2.5 million for the purchase and retirement of common stock that was issued in connection with equity-based compensation.  In addition, cash flow used in financing activities included $3.0 million of scheduled principal repayments under our Term Loan and non-recourse mortgage notes and $5.3 million of payments of debt issuance and other refinancing and related costs. These payments were partially offset by $52.0 million of net proceeds from the issuance of debt and principal repayments under our revolving credit facility and the proceeds from the issuance of the aforementioned non-recourse mortgage notes.

Cash flow used in financing activities was $130.7 million for the six months ended June 30, 2017 and was primarily attributable to dividend payments of $101.1 million and $5.8 million for the purchase and retirement of common stock that was issued in connection with equity-based compensation.  In addition, cash flow used in financing activities included $24.0 million of net repayments under our revolving credit facility, and $5.0 million of scheduled principal repayments under our Term Loan.  These payments were partially offset by $6.4 million associated with the exercise of stock options.

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

Our reconciliation of net income to FFO and Normalized FFO for the three and six months ended June 30, 2018 and 2017 is as follows (in thousands):

	For the Three Months Ended June 30,
FUNDS FROM OPERATIONS:	2018	2017
Net income	$39,197	$45,475
Depreciation and amortization of real estate assets	24,921	23,956
Impairment of real estate assets	1,580	—
Funds From Operations	65,698	69,431
Expenses associated with debt refinancing transactions	1,016	—
Expenses associated with mergers and acquisitions	821	301
Normalized Funds From Operations	$67,535	$69,732

	For the Six Months Ended June 30,
FUNDS FROM OPERATIONS:	2018	2017
Net income	$76,974	$95,522
Depreciation and amortization of real estate assets	49,329	47,655
Impairment of real estate assets	1,580	—
Funds From Operations	127,883	143,177
Expenses associated with debt refinancing transactions	1,016	—
Expenses associated with mergers and acquisitions	1,339	431
Goodwill and other impairments	—	259
Normalized Funds From Operations	$130,238	$143,867

Contractual Obligations

The following schedule summarizes our contractual cash obligations for the applicable indicated period as of June 30, 2018 (in thousands):

	Payments Due By Year Ended December 31,
	2018 (remainder)	2019	2020	2021	2022	Thereafter	Total
Long-term debt	$3,090	$8,720	$338,191	$14,410	$268,022	$875,607	$1,508,040
Interest on senior and mortgage notes	27,519	54,998	48,239	41,477	41,416	71,944	285,593
Contractual facility developments and other commitments	51,351	90,766	9,250	—	—	—	151,367
South Texas Family Residential Center	25,613	50,808	50,947	36,888	—	—	164,256
Operating leases	375	658	607	620	313	—	2,573
Total contractual cash obligations	$107,948	$205,950	$447,234	$93,395	$309,751	$947,551	$2,111,829

The cash obligations in the table above do not include future cash obligations for variable interest expense associated with our Term Loan or the balance on our outstanding revolving credit facility as projections would be based on future outstanding balances as well as future variable interest rates, and we are unable to make reliable estimates of either. Further, the cash obligations in the table above also do not include future cash obligations for uncertain tax positions as we are unable to make reliable estimates of the timing of such payments, if any, to the taxing authorities. The cash obligations in the table above also do not include the interest associated with the construction of the Lansing Correctional Facility as the debt was initially and partially drawn during the second quarter of 2018, and the timing and amount of the interest repayments will be based on the total amounts drawn by the date construction is complete. See Note 6 to the Company's consolidated financial statements for additional information concerning the terms of the indebtedness. The contractual facility developments included in the table above represent development projects for which we have already entered into a contract with a customer that obligates us to complete the development project.  Certain of our other ongoing construction projects are not currently under contract and thus are not included as a contractual obligation above as we may generally suspend or terminate such projects without substantial penalty.  With respect to the South Texas Family Residential Center, the cash obligations included in the table above reflect the full contractual obligations of the lease of the site, excluding contingent payments, even though the lease agreement provides us with the ability to terminate if ICE terminates the amended inter-governmental service agreement associated with the facility.

We had $23.7 million of letters of credit outstanding at June 30, 2018 primarily to support our requirement to repay fees and claims under our self-insured workers' compensation plan in the event we do not repay the fees and claims due in accordance with the terms of the plan, as well as letters of credit to support our requirement to fund the timely completion of construction of the Lansing Correctional Facility and related debt service.  The letters of credit are renewable annually.  We did not have any draws under any outstanding letters of credit during the six months ended June 30, 2018 or 2017.

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

SEASONALITY AND QUARTERLY RESULTS

Our business is subject to seasonal fluctuations.  Because we are generally compensated for operating and managing correctional, detention, and reentry facilities at an inmate per diem rate, our financial results are impacted by the number of calendar days in a fiscal quarter. Our fiscal year follows the calendar year and therefore, our daily profits for the third and fourth quarters include two more days than the first quarter (except in leap years) and one more day than the second quarter.  Further, salaries and benefits represent the most significant component of operating expenses.  Significant portions of the Company's unemployment taxes are recognized during the first quarter, when base wage rates reset for unemployment tax purposes.  Finally, quarterly results are affected by government funding initiatives, acquisitions, the timing of the opening of new facilities, or the commencement of new management contracts and related start-up expenses which may mitigate or exacerbate the impact of other seasonal influences.  Because of these seasonality factors, results for any quarter are not necessarily indicative of the results that may be achieved for the full fiscal year.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Our primary market risk exposure is to changes in U.S. interest rates.  We are exposed to market risk related to our revolving credit facility and Term Loan because the interest rates on our revolving credit facility and Term Loan are subject to fluctuations in the market.  If the interest rate for our outstanding indebtedness under the revolving credit facility and Term Loan was 100 basis points higher or lower during the three and six months ended June 30, 2018, our interest expense, net of amounts capitalized, would have been increased or decreased by $0.8 million and $1.6 million, respectively.

As of June 30, 2018, we had outstanding $325.0 million of senior notes due 2020 with a fixed interest rate of 4.125%, $350.0 million of senior notes due 2023 with a fixed interest rate of 4.625%, $250.0 million of senior notes due 2022 with a fixed interest rate of 5.0%, and $250.0 million of senior notes due 2027 with a fixed interest rate of 4.75%. We also had $24.0 million outstanding under the Capital Commerce Note with a fixed interest rate of 4.5%, and $15.0 million outstanding under the Kansas Notes with a fixed interest rate of 4.43%.  Because the interest rates with respect to these instruments are fixed, a hypothetical 100 basis point increase or decrease in market interest rates would not have a material impact on our financial statements.

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

An evaluation was performed under the supervision and with the participation of our senior management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act as of the end of the period covered by this quarterly report.  Based on that evaluation, our officers, including our Chief Executive Officer and Chief Financial Officer, concluded that as of the end of the period covered by this quarterly report our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms and information required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. There have been no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

10.1

Second Amended and Restated Credit Agreement, dated as of April 17, 2018. (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (Commission File no. 001-16109), filed with the Commission on April 18, 2018 and incorporated herein by reference.)

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

Date: August 8, 2018
/s/ Damon T. Hininger
Damon T. Hininger
President and Chief Executive Officer

/s/ David M. Garfinkle
David M. Garfinkle
Executive Vice President, Chief Financial Officer, and Principal Accounting Officer