Form 10-Q
period 2018-09-30
CoreCivic, Inc.
filed 2018-11-06
CIK 1070985

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED:  SEPTEMBER 30, 2018

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

Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of "large accelerated filer", "accelerated filer", "smaller reporting company", and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

Indicate the number of shares outstanding of each class of Common Stock as of November 1, 2018:

Shares of Common Stock, $0.01 par value per share: 118,681,329 shares outstanding.

CORECIVIC, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2018

PART I – FINANCIAL INFORMATION

ITEM 1. – FINANCIAL STATEMENTS.

CORECIVIC, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED AND AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

ASSETS	September 30, 2018	December 31, 2017
Cash and cash equivalents	$93,625	$52,183
Restricted cash	11,103	—
Accounts receivable, net of allowance of $919 and $782, respectively	234,162	254,188
Prepaid expenses and other current assets	27,965	21,119
Total current assets	366,855	327,490
Property and equipment, net of accumulated depreciation of $1,576,128 and $1,475,951, respectively	3,023,963	2,802,449
Goodwill	43,996	40,927
Non-current deferred tax assets	14,309	12,814
Other assets	134,909	88,718
Total assets	$3,584,032	$3,272,398
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable and accrued expenses	$307,689	$277,804
Income taxes payable	1,375	3,034
Current portion of long-term debt	12,795	10,000
Total current liabilities	321,859	290,838
Long-term debt, net	1,752,185	1,437,187
Deferred revenue	29,510	39,735
Other liabilities	58,403	53,030
Total liabilities	2,161,957	1,820,790
Commitments and contingencies
Preferred stock – $0.01 par value; 50,000 shares authorized; none issued and outstanding at September 30, 2018 and December 31, 2017, respectively	—	—
Common stock – $0.01 par value; 300,000 shares authorized; 118,670 and 118,204 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	1,187	1,182
Additional paid-in capital	1,803,903	1,794,713
Accumulated deficit	(383,015)	(344,287)
Total stockholders' equity	1,422,075	1,451,608
Total liabilities and stockholders' equity	$3,584,032	$3,272,398

The accompanying notes are an integral part of these consolidated financial statements.

CORECIVIC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED AND AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
REVENUES	$462,728	$442,845	$1,353,573	$1,324,922
EXPENSES:
Operating	333,759	316,865	973,449	940,065
General and administrative	25,085	28,303	77,594	79,546
Depreciation and amortization	39,465	36,507	116,114	109,564
Asset impairments	—	355	1,580	614
	398,309	382,030	1,168,737	1,129,789
OPERATING INCOME	64,419	60,815	184,836	195,133
OTHER (INCOME) EXPENSE:
Interest expense, net	20,534	17,029	58,608	50,141
Expenses associated with debt refinancing transactions	—	—	1,016	—
Other (income) expense	49	(65)	39	(108)
	20,583	16,964	59,663	50,033
INCOME BEFORE INCOME TAXES	43,836	43,851	125,173	145,100
Income tax expense	(2,842)	(2,673)	(7,205)	(8,400)
NET INCOME	$40,994	$41,178	$117,968	$136,700
BASIC EARNINGS PER SHARE	$0.35	$0.35	$1.00	$1.16
DILUTED EARNINGS PER SHARE	$0.34	$0.35	$0.99	$1.15

The accompanying notes are an integral part of these consolidated financial statements.

CORECIVIC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED AND AMOUNTS IN THOUSANDS)

	For the Nine Months Ended September 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$117,968	$136,700
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	116,114	109,564
Asset impairments	1,580	614
Amortization of debt issuance costs and other non-cash interest	2,562	2,349
Expenses associated with debt refinancing transactions	1,016	—
Deferred income taxes	(1,495)	(1,725)
Non-cash revenue and other income	(11,571)	(10,210)
Non-cash equity compensation	9,758	12,203
Other expenses and non-cash items	5,476	2,975
Changes in assets and liabilities, net:
Accounts receivable, prepaid expenses and other assets	15,318	(899)
Accounts payable, accrued expenses and other liabilities	29,504	13,482
Income taxes payable	(1,659)	(918)
Net cash provided by operating activities	284,571	264,135
CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for facility development and expansions	(35,750)	(16,543)
Expenditures for other capital improvements	(44,144)	(35,214)
Acquisitions, net of cash acquired	(161,057)	(29,174)
Proceeds from sale of assets	12,606	931
Increase in other assets	(2,291)	(2,444)
Payments received on direct financing lease and notes receivable	—	684
Net cash used in investing activities	(230,636)	(81,760)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of debt and borrowings from credit facility	690,863	197,500
Scheduled principal repayments	(4,959)	(7,500)
Other principal repayments of debt	(523,500)	(215,500)
Payment of debt issuance and other refinancing and related costs	(6,033)	(65)
Payment of lease obligations	(2,679)	(1,791)
Contingent consideration for acquisition of businesses	(1,500)	—
Dividends paid	(153,019)	(150,691)
Purchase and retirement of common stock	(2,544)	(5,818)
Proceeds from exercise of stock options	1,981	6,514
Net cash used in financing activities	(1,390)	(177,351)
NET INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	52,545	5,024
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of period	52,183	37,711
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of period	$104,728	$42,735
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Debt assumed on acquisition of property	$157,280	$—
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest (net of amounts capitalized of $414 and $0 in 2018 and 2017, respectively)	$38,155	$40,130
Income taxes paid	$9,288	$5,015

The accompanying notes are an integral part of these consolidated financial statements.

CORECIVIC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

FOR THE QUARTERLY PERIODS ENDED SEPTEMBER 30, 2018

(UNAUDITED AND AMOUNTS IN THOUSANDS)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders'
	Shares	Par Value	Capital	Deficit	Income (Loss)	Equity
Balance as of December 31, 2017	118,204	$1,182	$1,794,713	$(344,287)	$—	$1,451,608
Comprehensive income
Net income	—	—	—	37,777	—	37,777
Change in fair value of interest rate swap, net of tax	—	—	—	—	(2,028)	(2,028)
Total comprehensive income	—	—	—	37,777	(2,028)	35,749
Retirement of common stock	(117)	(1)	(2,524)	—	—	(2,525)
Dividends declared on common stock ($0.43 per share)	—	—	—	(51,533)	—	(51,533)
Restricted stock compensation, net of forfeitures	—	—	3,486	—	—	3,486
Restricted stock grants	457	4	(4)	—	—	—
Cumulative effect of adoption of new accounting standard	—	—	—	(2,575)	—	(2,575)
Balance as of March 31, 2018	118,544	1,185	1,795,671	(360,618)	(2,028)	1,434,210
Comprehensive income
Net income	—	—	—	39,197	—	39,197
Change in fair value of interest rate swap, net of tax	—	—	—	—	2,028	2,028
Total comprehensive income	—	—	—	39,197	2,028	41,225
Retirement of common stock	(1)	—	(19)	—	—	(19)
Dividends declared on common stock ($0.43 per share)	—	—	—	(51,478)	—	(51,478)
Restricted stock compensation, net of forfeitures	—	—	3,980	—	—	3,980
Restricted stock grants	5	—	—	—	—	—
Balance as of June 30, 2018	118,548	1,185	1,799,632	(372,899)	—	1,427,918
Net income	—	—	—	40,994	—	40,994
Dividends declared on common stock ($0.43 per share)	—	—	—	(51,110)	—	(51,110)
Restricted stock compensation, net of forfeitures	—	—	2,292	—	—	2,292
Stock options exercised	122	2	1,979	—	—	1,981
Balance as of September 30, 2018	118,670	$1,187	$1,803,903	$(383,015)	$—	$1,422,075

The accompanying notes are an integral part of these consolidated financial statements.

CORECIVIC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

FOR THE QUARTERLY PERIODS ENDED SEPTEMBER 30, 2017

(UNAUDITED AND AMOUNTS IN THOUSANDS)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Par Value	Capital	Deficit	Equity
Balance as of December 31, 2016	117,554	$1,176	$1,780,350	$(322,563)	$1,458,963
Net income	—	—	—	50,047	50,047
Retirement of common stock	(153)	(2)	(5,087)	—	(5,089)
Dividends declared on common stock ($0.42 per share)	—	—	—	(50,036)	(50,036)
Restricted stock compensation, net of forfeitures	—	—	4,086	—	4,086
Restricted stock grants	506	5	(5)	—	—
Stock options exercised	233	2	5,188	—	5,190
Balance as of March 31, 2017	118,140	1,181	1,784,532	(322,552)	1,463,161
Net income	—	—	—	45,475	45,475
Retirement of common stock	(22)	—	(729)	—	(729)
Dividends declared on common stock ($0.42 per share)	—	—	—	(50,098)	(50,098)
Restricted stock compensation, net of forfeitures	—	—	4,059	—	4,059
Restricted stock grants	1	—	—	—	—
Stock options exercised	60	1	1,475	—	1,476
Balance as of June 30, 2017	118,179	1,182	1,789,337	(327,175)	1,463,344
Net income	—	—	—	41,178	41,178
Dividends declared on common stock ($0.42 per share)	—	—	—	(50,072)	(50,072)
Restricted stock compensation, net of forfeitures	—	—	4,058	—	4,058
Restricted stock grants	2	—	—	—	—
Stock options exercised	10	—	173	—	173
Balance as of September 30, 2017	118,191	$1,182	$1,793,568	$(336,069)	$1,458,681

The accompanying notes are an integral part of these consolidated financial statements.

CORECIVIC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SEPTEMBER 30, 2018

1.	ORGANIZATION AND OPERATIONS

CoreCivic, Inc. (together with its subsidiaries, the "Company" or "CoreCivic") is the nation's largest owner of partnership correctional, detention, and residential reentry facilities and one of the largest prison operators in the United States.  The Company also believes it is the largest private owner of real estate used by U.S. government agencies. Through three segments, CoreCivic Safety, CoreCivic Community, and CoreCivic Properties, the Company provides a broad range of solutions to government partners that serve the public good through corrections and detention management, a growing network of residential reentry centers to help address America's recidivism crisis, and government real estate solutions.  As of September 30, 2018, through its CoreCivic Safety segment, the Company operated 51 correctional and detention facilities, 44 of which the Company owned, with a total design capacity of approximately 73,000 beds.  Through its CoreCivic Community segment, the Company also owned and operated 26 residential reentry centers with a total design capacity of approximately 5,000 beds.  In addition, through its CoreCivic Properties segment, the Company owned 27 properties leased to third parties and used by government agencies, totaling 2.3 million square feet.

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

The accompanying unaudited interim consolidated financial statements have been prepared by the Company and, in the opinion of management, reflect all normal recurring adjustments necessary for a fair presentation of results for the unaudited interim periods presented.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles ("US GAAP") have been condensed or omitted.  The results of operations for the interim period are not necessarily indicative of the results to be obtained for the full fiscal year.  Reference is made to the audited financial statements of CoreCivic included in its Annual Report on Form 10-K for the year ended December 31, 2017 filed with the Securities and Exchange Commission (the "SEC") on February 22, 2018 (the "2017 Form 10-K") with respect to certain significant accounting and financial reporting policies as well as other pertinent information of the Company.

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

In February 2016, the FASB issued ASU 2016-02, "Leases (ASC 842)", which requires lessees to put most leases on their balance sheets but recognize expenses on their income statements in a manner similar to current accounting requirements.  ASU 2016-02 also eliminates current real estate-specific provisions for all entities.  For lessors, the ASU modifies the classification criteria and the accounting for sales-type and direct financing leases.  For finance leases and operating leases, a lessee should recognize on the balance sheet a liability to make lease payments and a right-of-use asset representing its right to use the underlying asset for the lease term, with each initially measured at the present value of the lease payments.  For public reporting entities such as CoreCivic, guidance in ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years, and early adoption of the ASU is permitted.  In July 2018, the FASB issued ASU 2018-11, "Targeted Improvements – Leases (Topic 842)", which permits entities to adopt a new transition method whereby the modified retrospective transition method would allow companies to recognize the cumulative-effect adjustment in the period of adoption rather than the earliest period presented and continue to apply the legacy guidance in ASC 840 in the comparative periods presented.  Further, ASU 2018-11 also allows entities to elect, by class of underlying asset, to not separate non-lease components from the associated lease components when certain criteria are met.  CoreCivic does not currently expect that the new standard will have a material impact on its results of operations, but expects that it will result in an increase in its long-term assets and liabilities for leases where the Company is the lessee.  CoreCivic expects to elect to adopt the package of available practical expedients that permits lessees and lessors to not reassess certain items, including whether any expired or existing contracts are or contain leases, lease classification of any expired or existing leases, and initial direct costs for any expired or existing leases.

In January 2017, the FASB issued ASU 2017-04, "Intangibles–Goodwill and Other (Topic 350): Simplifying the Test of Goodwill Impairment", that eliminates the requirement to calculate the implied fair value of goodwill by performing a hypothetical application of the acquisition method as of the date of the impairment test to measure a goodwill impairment charge.  This requirement is the second step in the annual two-step quantitative impairment test that is currently required under Accounting Standards Codification ("ASC") 350, "Intangibles-Goodwill and Other".  Instead, entities will recognize an impairment charge based on the first step of the quantitative impairment test currently required, which is the measurement of the excess of a reporting unit's carrying amount over its fair value.  Entities will still have the option to perform a qualitative assessment to determine if the quantitative impairment test is necessary.  For public reporting entities such as CoreCivic, guidance in ASU 2017-04 is effective for fiscal years beginning after December 15, 2019, and interim periods within those years.  Early adoption of the ASU is allowed for interim or annual goodwill impairment tests performed on testing dates on or after January 1, 2017.  CoreCivic adopted ASU 2017-04 in the third quarter of 2018.

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

Fair Value of Financial Instruments

To meet the reporting requirements of ASC 825, "Financial Instruments", regarding fair value of financial instruments, CoreCivic calculates the estimated fair value of financial instruments using market interest rates, quoted market prices of similar instruments, or discounted cash flow techniques with observable Level 1 inputs for publicly traded debt and Level 2 inputs for all other financial instruments, as defined in ASC 820, "Fair Value Measurement". At September 30, 2018 and December 31, 2017, there were no material differences between the carrying amounts and the estimated fair values of CoreCivic's financial instruments, other than as follows (in thousands):

	September 30, 2018		December 31, 2017
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Note receivable from Agecroft Prison Management, LTD	$2,953	$4,235	$3,059	$4,511
Debt	$(1,778,684)	$(1,742,497)	$(1,459,000)	$(1,490,063)

3.	GOODWILL

ASC 350, "Intangibles-Goodwill and Other", establishes accounting and reporting requirements for goodwill and other intangible assets.  Goodwill was $44.0 million and $40.9 million as of September 30, 2018 and December 31, 2017, respectively.  This goodwill was established in connection with multiple business combination transactions.

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

Acquisitions

On January 19, 2018, CoreCivic acquired the 261,000 square-foot Capital Commerce Center, located in Tallahassee, Florida for a purchase price of $44.7 million, excluding transaction-related costs and certain closing credits.  Capital Commerce Center is 98% leased, including 87% leased to the state of Florida on behalf of the Florida Department of Business and Professional Regulation.  In allocating the purchase price of this transaction, CoreCivic recorded $40.6 million of net tangible assets and $3.2 million of identifiable intangible assets.

On July 17, 2018, CoreCivic acquired a portfolio of twelve properties for $12.0 million, excluding transaction-related costs, 100% leased to the U.S. Federal Government through the General Services Administration ("GSA") on behalf of the Social Security Administration ("SSA"), the Department of Homeland Security, and U.S. Immigration and Customs Enforcement.  Since this was a portfolio acquisition, the Company may elect to market up to three of the properties for sale.  In allocating the purchase price of this transaction, CoreCivic recorded $11.1 million of net tangible assets and $1.7 million of identifiable intangible assets.

On August 23, 2018, CoreCivic acquired a 541,000 square-foot SSA office building in Baltimore, Maryland ("SSA-Baltimore") for a total purchase price of $242.0 million, excluding transaction-related costs and certain closing credits.  The office building was purpose built to SSA specifications in 2014 under a 20-year firm term lease expiring in January 2034, and is backed by the full faith and credit of the U.S. Federal Government through the GSA.  In connection with the acquisition and as further described in Note 6, CoreCivic assumed $157.3 million of in-place financing that was used to fund the initial construction of the property in 2014.  In allocating the purchase price of this transaction, CoreCivic recorded $207.4 million of net tangible assets and $38.9 million of identifiable intangible assets.

On September 21, 2018, CoreCivic acquired a 217,000 square-foot, steel frame warehouse in Dayton, Ohio for $6.9 million, excluding transaction-related costs and certain closing credits, that was built-to-suit for the National Archives and Records Administration ("NARA") in 2002.  The building is 100% leased to the GSA on behalf of NARA through January 2023 and includes two additional 10-year renewal options.  The building provides 1.2 million cubic feet of storage space, approximately 90% of which is dedicated to archives of the U.S. Internal Revenue Service. In allocating the purchase price of this transaction, CoreCivic recorded $6.9 million of net tangible assets and $0.7 million of identifiable intangible assets.

CoreCivic acquired these 15 properties in 2018 as strategic investments that further diversify the Company's cash flows through government-leased properties and broaden the solutions it provides to its government partners.

Leasing Transactions

On January 24, 2018, CoreCivic entered into a 20-year lease agreement with the Kansas Department of Corrections ("KDOC") for a 2,432-bed correctional facility the Company is constructing in Lansing, Kansas.  The new facility will replace the Lansing Correctional Facility, the State's largest correctional complex for adult male inmates, originally constructed in 1863.  CoreCivic will be responsible for facility maintenance throughout the 20-year term of the lease, at which time ownership will revert to the State.  Construction of the new facility commenced in the first quarter of 2018 with a timeline for completion of approximately 24 months.  CoreCivic expects to account for the lease with the KDOC as a multiple element lease with a portion of the lease payments attributable to the capital lease.  In addition, portions of the lease payments will be attributable to maintenance services and capital maintenance, representing two separately valued non-lease components.  As of September 30, 2018, CoreCivic has capitalized $31.8 million associated with the construction of the project.

Idle Facilities

As of September 30, 2018, CoreCivic had eight idled correctional facilities that are currently available and being actively marketed as solutions to meet the needs of potential customers.  The following table summarizes each of the idled facilities and their respective carrying values, excluding equipment and other assets that could generally be transferred and used at other facilities CoreCivic owns without significant cost (dollars in thousands):

			Net Carrying Values
	Design	Date	September 30,	December 31,
Facility	Capacity	Idled	2018	2017
Prairie Correctional Facility	1,600	2010	$15,330	$16,118
Huerfano County Correctional Center	752	2010	16,803	16,980
Diamondback Correctional Facility	2,160	2010	40,702	41,370
Southeast Kentucky Correctional Facility	656	2012	21,233	21,864
Marion Adjustment Center	826	2013	11,878	12,058
Kit Carson Correctional Center	1,488	2016	55,952	57,095
Eden Detention Center	1,422	2017	38,741	39,707
Torrance County Detention Facility	910	2017	35,752	36,882
	9,814		$236,391	$242,074

As of September 30, 2018, CoreCivic also had two idled non-core facilities containing 440 beds with an aggregate net book value of $3.9 million.  CoreCivic incurred approximately $3.0 million in operating expenses at the idled facilities for both the three months ended September 30, 2018 and 2017.  CoreCivic incurred approximately $9.7 million and $8.0 million in operating expenses at the idled facilities for the nine months ended September 30, 2018 and 2017, respectively.

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

Asset Dispositions

In the second quarter of 2018, CoreCivic entered into an agreement to sell its corporate headquarters for $12.6 million. In connection with the agreement, the Company wrote-down the value of the property to its net realizable value, recognizing an asset impairment charge of $1.6 million in the second quarter of 2018. CoreCivic closed on the sale during the third quarter of 2018 and used the net proceeds from the sale to pay-down a portion of the amounts outstanding under the Company's revolving credit facility.

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

6.	DEBT

Debt outstanding as of September 30, 2018 and December 31, 2017 consists of the following (in thousands):

	September 30,	December 31,
	2018	2017
Revolving Credit Facility, principal due at maturity in April 2023; interest payable periodically at variable interest rates. The weighted average rate at September 30, 2018 and December 31, 2017 was 3.7% and 3.1%, respectively.	$189,000	$199,000
Term Loan, scheduled principal payments through maturity in April 2023; interest payable periodically at variable interest rates. The rate at September 30, 2018 and December 31, 2017 was 3.7% and 3.1%, respectively. Unamortized debt issuance costs amounted to $0.1 million and $0.3 million at September 30, 2018 and December 31, 2017, respectively.	198,750	85,000
4.625% Senior Notes, principal due at maturity in May 2023; interest payable semi-annually in May and November at 4.625%. Unamortized debt issuance costs amounted to $2.9 million and $3.3 million at September 30, 2018 and December 31, 2017, respectively.	350,000	350,000
4.125% Senior Notes, principal due at maturity in April 2020; interest payable semi-annually in April and October at 4.125%. Unamortized debt issuance costs amounted to $1.3 million and $1.9 million at September 30, 2018 and December 31, 2017, respectively.	325,000	325,000
5.0% Senior Notes, principal due at maturity in October 2022; interest payable semi-annually in April and October at 5.0%. Unamortized debt issuance costs amounted to $1.9 million and $2.3 million at September 30, 2018 and December 31, 2017, respectively.	250,000	250,000
4.75% Senior Notes, principal due at maturity in October 2027; interest payable semi-annually in April and October at 4.75%. Unamortized debt issuance costs amounted to $3.6 million and $4.0 million at September 30, 2018 and December 31, 2017, respectively.	250,000	250,000
4.5% Non-Recourse Mortgage Note, secured by Capital Commerce Center; principal and interest at 4.5% payable monthly until maturity in January 2033. Unamortized debt issuance costs amounted to $0.3 million at September 30, 2018.	23,725	—
4.43% Non-Recourse Mortgage Note, secured by the Lansing Correctional Facility; principal and interest at 4.43% payable quarterly beginning in July 2020 until maturity in January 2040. Unamortized debt issuance costs amounted to $3.4 million at September 30, 2018.	35,363	—
4.5% Non-Recourse Mortgage Note, secured by SSA-Baltimore; principal and interest at 4.5% payable monthly until maturity in February 2034. Unamortized debt issuance costs amounted to $0.2 million at September 30, 2018.	156,846	—
Total debt	1,778,684	1,459,000
Unamortized debt issuance costs	(13,704)	(11,813)
Current portion of long-term debt	(12,795)	(10,000)
Long-term debt, net	$1,752,185	$1,437,187

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

Based on CoreCivic's current total leverage ratio, loans under the Revolving Credit Facility bear interest at the base rate plus a margin of 0.50% or at LIBOR plus a margin of 1.50%, and a commitment fee equal to 0.35% of the unfunded balance.  The Revolving Credit Facility also has a $50.0 million sublimit for the issuance of standby letters of credit. As of September 30, 2018, CoreCivic had $189.0 million in borrowings outstanding under the Revolving Credit Facility as well as $23.7 million in letters of credit outstanding resulting in $587.3 million available under the Revolving Credit Facility.

The Revolving Credit Facility is secured by a pledge of all of the capital stock of CoreCivic's domestic restricted subsidiaries, 65% of the capital stock of CoreCivic's foreign subsidiaries, all of CoreCivic's accounts receivable, and all of CoreCivic's deposit accounts. The Revolving Credit Facility requires CoreCivic to meet certain financial covenants, including, without limitation, a maximum total leverage ratio, a maximum secured leverage ratio, and a minimum fixed charge coverage ratio.  As of September 30, 2018, CoreCivic was in compliance with all such covenants.  In addition, the Revolving Credit Facility contains certain covenants that, among other things, limit the incurrence of additional indebtedness, payment of dividends and other customary restricted payments, transactions with affiliates, asset sales, mergers and consolidations, liquidations, prepayments and modifications of other indebtedness, liens and other encumbrances and other matters customarily restricted in such agreements.  In addition, the Revolving Credit Facility is subject to certain cross-default provisions with terms of CoreCivic's other unsecured indebtedness, and is subject to acceleration upon the occurrence of a change of control.

Incremental Term Loan. Interest rates under the Term Loan are the same as the interest rates under the Revolving Credit Facility.  The Term Loan also has the same collateral requirements, financial and certain other covenants, and cross-default provisions as the Revolving Credit Facility.  The Term Loan, which is pre-payable without penalty, also has a maturity concurrent with the Revolving Credit Facility due April 2023, with scheduled quarterly principal payments through April 2023.  As of September 30, 2018, the outstanding balance of the Term Loan was $198.8 million.

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

Non-Recourse Mortgage Notes:

Capital Commerce Center.  As previously discussed herein, on January 19, 2018, CoreCivic acquired the 261,000 square-foot Capital Commerce Center, located in Tallahassee, Florida for a purchase price of $44.7 million.  The acquisition was partially financed with a $24.5 million non-recourse mortgage note (the "Capital Commerce Note"), which is fully-secured by the Capital Commerce Center property, with an interest rate of 4.5%, maturing in January 2033.  Principal and interest on the Capital Commerce Note are payable in equal monthly payments over the 15-year term of the note. The note is pre-payable at any time with a prepayment charge, if any, equal to an amount so as to maintain the same yield on the mortgage note as if it had been carried through to its full term using Treasury instruments having a term equal to the remaining term of the mortgage note as of the prepayment date.  As of September 30, 2018, the outstanding balance of the Capital Commerce Note was $23.7 million.

Lansing Correctional Facility.  On April 20, 2018, CoreCivic of Kansas, LLC (the "Issuer"), a wholly-owned subsidiary of the Company, priced $159.5 million in aggregate principal amount of non-recourse senior secured notes of the Issuer (the "Kansas Notes"), in a private placement pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended.  The private placement closed on June 1, 2018.  The Company is using the proceeds of the private placement, which is drawn on quarterly funding dates beginning in the second quarter of 2018, to fund construction of the Lansing Correctional Facility, along with costs and expenses of the project.  The Kansas Notes have a yield to maturity of 4.43% and are scheduled to mature in January 2040, approximately 20 years following completion of the project, which is expected to occur during the first quarter of 2020. Principal and interest on the Kansas Notes will be payable in quarterly payments beginning in July 2020 until maturity. CoreCivic may redeem all or part of the Kansas Notes at any time upon written notice of not less than 30 days and not more than 60 days prior to the date fixed for such prepayment, with a "make-whole" amount, together with interest on the Kansas Notes accrued to, but not including, the redemption date. CoreCivic capitalized approximately $3.4 million of costs associated with the private placement. Because the Issuer has been designated as an unrestricted subsidiary of the Company under terms of the Company's New Credit Agreement, the issuance and service of the Kansas Notes, and the revenues and expenses associated with the facility lease, will not impact the financial covenants associated with the Company's New Credit Agreement.  As of September 30, 2018, the outstanding balance of the Kansas Notes was $35.4 million.

SSA-Baltimore.  As previously discussed herein, on August 23, 2018, CoreCivic acquired the 541,000 square-foot SSA-Baltimore office building for a total purchase price of $242.0 million.  In connection with the acquisition, the Company assumed $157.3 million of in-place financing that was used to fund the initial construction of the property in 2014.  The assumed non-recourse mortgage note (the "SSA-Baltimore Note") carries a fixed interest rate of 4.5% and requires monthly principal and interest payments, with a balloon payment of $40.0 million due at maturity in February 2034. The SSA-Baltimore Note is fully-secured by the SSA-Baltimore property.  CoreCivic may pre-pay the SSA-Baltimore Note in whole or in part upon not less than 30 days' and not more than 60 days' prior written notice and such pre-payment shall include a "make-whole" amount.  During the last 90 days of the permanent loan term and upon 30 days' prior written notice, CoreCivic may prepay the note in full, including any accrued and outstanding interest on any permanent loan payment date, without the payment of the "make-whole" amount. CoreCivic capitalized approximately $0.2 million of costs associated with the assumption of the SSA-Baltimore Note.  As of September 30, 2018, the outstanding balance of the SSA-Baltimore Note was $156.8 million.

CoreCivic may also seek to issue additional debt or equity securities from time to time when the Company determines that market conditions and the opportunity to utilize the proceeds from the issuance of such securities are favorable.

Debt Maturities.  Scheduled principal payments as of September 30, 2018 for the remainder of 2018, the next four years, and thereafter were as follows (in thousands):

2018 (remainder)	$2,857
2019	14,121
2020	343,849
2021	20,337
2022	274,231
Thereafter	1,123,289
Total debt	$1,778,684

7.	STOCKHOLDERS' EQUITY

Dividends on Common Stock

During 2017 and the first nine months of 2018, CoreCivic's Board of Directors declared the following quarterly dividends on its common stock:

Declaration Date	Record Date	Payable Date	Per Share
February 17, 2017	April 3, 2017	April 17, 2017	$0.42
May 11, 2017	July 3, 2017	July 17, 2017	$0.42
August 10, 2017	October 2, 2017	October 16, 2017	$0.42
December 7, 2017	January 2, 2018	January 15, 2018	$0.42
February 22, 2018	April 2, 2018	April 16, 2018	$0.43
May 11, 2018	July 2, 2018	July 16, 2018	$0.43
August 16, 2018	October 1, 2018	October 15, 2018	$0.43

Future dividends will depend on CoreCivic's distribution requirements as a REIT, future earnings, capital requirements, financial condition, limitations under debt covenants, opportunities for alternative uses of capital, and on such other factors as the Board of Directors of CoreCivic may consider relevant.

Stock Options

Since 2012, CoreCivic has elected not to issue stock options to its non-employee directors, officers, and executive officers as it had in prior years, and instead elected to issue all of its equity compensation in the form of restricted common stock units ("RSUs"), as described hereafter.  All outstanding stock options are fully vested.  As of September 30, 2018, options to purchase 0.7 million shares of common stock were outstanding with a weighted average exercise price of $20.17 per share.

Restricted Stock Units

During the first nine months of 2018, CoreCivic issued approximately 945,000 RSUs to certain of its employees and non-employee directors, with an aggregate value of $20.5 million, including 850,000 RSUs to employees and non-employee directors whose compensation is charged to general and administrative expense and 95,000 RSUs to employees whose compensation is charged to operating expense.  During 2017, CoreCivic issued approximately 554,000 RSUs to certain of its employees and non-employee directors, with an aggregate value of $18.1 million, including 487,000 RSUs to employees and non-employee directors whose compensation is charged to general and administrative expense and 67,000 RSUs to employees whose compensation is charged to operating expense.

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

During the three months ended September 30, 2018, CoreCivic expensed $2.3 million, net of forfeitures, relating to RSUs ($0.4 million of which was recorded in operating expenses and $1.9 million of which was recorded in general and administrative expenses). During the three months ended September 30, 2017, CoreCivic expensed $4.1 million, net of forfeitures, relating to RSUs ($0.5 million of which was recorded in operating expenses and $3.6 million of which was recorded in general and administrative expenses).

During the nine months ended September 30, 2018, CoreCivic expensed $9.8 million, net of forfeitures, relating to RSUs ($1.4 million of which was recorded in operating expenses and $8.4 million of which was recorded in general and administrative expenses).  During the nine months ended September 30, 2017, CoreCivic expensed $12.2 million, net of forfeitures, relating to RSUs ($1.5 million of which was recorded in operating expenses and $10.7 million of which was recorded in general and administrative expenses).  As of September 30, 2018, approximately 1.2 million RSUs remained outstanding and subject to vesting.

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

A reconciliation of the numerator and denominator of the basic earnings per share computation to the numerator and denominator of the diluted earnings per share computation is as follows (in thousands, except per share data):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
NUMERATOR
Basic:
Net income	$40,994	$41,178	$117,968	$136,700
Diluted:
Net income	$40,994	$41,178	$117,968	$136,700
DENOMINATOR
Basic:
Weighted average common shares outstanding	118,597	118,182	118,544	118,044
Diluted:
Weighted average common shares outstanding	118,597	118,182	118,544	118,044
Effect of dilutive securities:
Stock options	178	262	123	353
Restricted stock-based awards	74	84	44	62
Weighted average shares and assumed conversions	118,849	118,528	118,711	118,459
BASIC EARNINGS PER SHARE	$0.35	$0.35	$1.00	$1.16
DILUTED EARNINGS PER SHARE	$0.34	$0.35	$0.99	$1.15

Approximately 16,000 and 0.3 million stock options were excluded from the computation of diluted earnings per share for the three and nine months ended September 30, 2018, respectively, because they were anti-dilutive.  Approximately 16,000 and 5,000 stock options were excluded from the computation of diluted earnings per share for the three and nine months ended September 30, 2017, respectively, because they were anti-dilutive.

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

The Tax Cuts and Jobs Act (the "TCJA") was enacted on December 22, 2017.  The TCJA reduces the U.S. federal corporate tax rate from 35% to 21%, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred, and creates new taxes on certain foreign-sourced earnings.  However, the TCJA does not change the dividends paid deduction applicable to REITs and, therefore, CoreCivic generally will not be subject to federal income taxes on the Company's REIT taxable income and gains that it distributes to its stockholders.  In the fourth quarter of 2017, the Company recorded, in accordance with ASC 740, the tax effects of enactment of the TCJA on existing deferred tax balances and the Company estimates there is no one-time transition tax on foreign earnings.  The Company re-measured certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 21%. In the fourth quarter of 2017, the Company recognized a charge of $4.5 million, which was included as a component of income tax expense, for the revaluation of deferred tax assets and liabilities and other taxes associated with the TCJA. During the third quarter of

2018, the Company revised its estimates of the revaluation of deferred tax assets and liabilities resulting in the recognition of an additional charge of $1.0 million, which also was included as a component of income tax expense. However, the Company is still analyzing certain aspects of the TCJA, including research on historical earnings of certain foreign subsidiaries among others, and refining its calculations which could potentially affect the measurement of these balances or potentially give rise to new deferred tax amounts.

CoreCivic recorded income tax expense of $2.8 million and $2.7 million for the three months ended September 30, 2018 and 2017, respectively.  CoreCivic recorded income tax expense of $7.2 million and $8.4 million for the nine months ended September 30, 2018 and 2017, respectively.  As a REIT, CoreCivic is entitled to a deduction for dividends paid, resulting in a substantial reduction in the amount of federal income tax expense it recognizes.  Substantially all of CoreCivic's income tax expense is incurred based on the earnings generated by its TRSs.  CoreCivic's overall effective tax rate is estimated based on its current projection of taxable income primarily generated by its TRSs. The Company's consolidated effective tax rate could fluctuate in the future based on changes in estimates of taxable income, the relative amounts of taxable income generated by the TRSs and the REIT, the implementation of additional tax planning strategies, changes in federal or state tax rates or laws affecting tax credits available to the Company, changes in other tax laws, changes in estimates related to uncertain tax positions, or changes in state apportionment factors, as well as changes in the valuation allowance applied to the Company's deferred tax assets that are based primarily on the amount of state net operating losses and tax credits that could expire unused.

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

CoreCivic had no liabilities recorded for uncertain tax positions as of September 30, 2018 and December 31, 2017.  CoreCivic recognizes interest and penalties related to unrecognized tax positions in income tax expense.  CoreCivic does not currently anticipate that the total amount of unrecognized tax positions will significantly change in the next twelve months.

11.	SEGMENT REPORTING

As of September 30, 2018, CoreCivic operated 51 correctional and detention facilities, 44 of which were owned by the Company.  In addition, CoreCivic owned and operated 26 residential reentry centers and owned 27 properties that it leased to third parties.  Management views CoreCivic's operating results in three operating segments, CoreCivic Safety, CoreCivic Community, and CoreCivic Properties.  CoreCivic Safety includes the operating results of those correctional and detention facilities placed into service that were owned, or controlled via a long-term lease, and managed by CoreCivic, as well as those correctional and detention facilities owned by a third party and managed by CoreCivic.  CoreCivic Safety also includes the operating results of TransCor America, LLC, a subsidiary of the Company that provides transportation services to governmental agencies.  CoreCivic Community includes the operating results of those residential reentry centers placed into service that were owned, or controlled via a long-term lease, and managed by CoreCivic.  CoreCivic Community also includes the operating results of the electronic monitoring and case management services provided by RMOMS. CoreCivic Properties includes the operating results of those properties leased to third parties.  The operating performance of the three segments can be measured based on their net operating income.  CoreCivic defines facility net operating income as a facility's revenues less operating expenses.

The revenue and net operating income for each of the three segments and a reconciliation to CoreCivic's operating income is as follows for the three and nine months ended September 30, 2018 and 2017 (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Revenue:
Safety	$422,313	$410,975	$1,240,019	$1,238,439
Community	25,133	19,199	74,651	53,832
Properties	15,281	10,206	38,897	30,094
Total segment revenue	462,727	440,380	1,353,567	1,322,365
Operating expenses:
Safety	310,698	300,577	905,670	894,077
Community	18,911	13,504	57,035	37,498
Properties	4,020	2,619	10,306	8,025
Total segment operating expenses	333,629	316,700	973,011	939,600
Facility net operating income:
Safety	111,615	110,398	334,349	344,362
Community	6,222	5,695	17,616	16,334
Properties	11,261	7,587	28,591	22,069
Total facility net operating income	129,098	123,680	380,556	382,765
Other revenue (expense):
Other revenue	1	2,465	6	2,557
Other operating expense	(130)	(165)	(438)	(465)
General and administrative	(25,085)	(28,303)	(77,594)	(79,546)
Depreciation and amortization	(39,465)	(36,507)	(116,114)	(109,564)
Asset impairments	—	(355)	(1,580)	(614)
Operating income	$64,419	$60,815	$184,836	$195,133

The following table summarizes capital expenditures including accrued amounts for the three and nine months ended September 30, 2018 and 2017 (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Capital expenditures:
Safety	$13,166	$14,027	$38,018	$37,861
Community	1,202	7,273	9,621	20,393
Properties	282,968	9,507	336,670	15,064
Corporate and other	1,561	1,332	10,013	2,660
Total capital expenditures	$298,897	$32,139	$394,322	$75,978

The total assets are as follows (in thousands):

	September 30, 2018	December 31, 2017
Assets:
Safety	$2,561,247	$2,643,609
Community	257,919	253,978
Properties	576,491	220,235
Corporate and other	188,375	154,576
Total Assets	$3,584,032	$3,272,398

12.	CONDENSED CONSOLIDATING FINANCIAL STATEMENTS OF THE COMPANY AND SUBSIDIARIES

The following condensed consolidating financial statements of CoreCivic and subsidiaries have been prepared pursuant to Rule 3-10 of Regulation S-X.  These condensed consolidating financial statements have been prepared from the Company's financial information on the same basis of accounting as the consolidated financial statements.

CONDENSED CONSOLIDATING BALANCE SHEET

As of September 30, 2018

(Unaudited and in thousands)

ASSETS	Parent	Combined Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidating Adjustments and Other	Total Consolidated Amounts
Cash and cash equivalents	$68,599	$24,664	$362	$—	$93,625
Restricted cash	—	—	11,103	—	11,103
Accounts receivable, net of allowance	143,538	449,928	2,802	(362,106)	234,162
Prepaid expenses and other current assets	2,929	27,498	2,943	(5,405)	27,965
Total current assets	215,066	502,090	17,210	(367,511)	366,855
Property and equipment, net	2,470,164	314,981	238,818	—	3,023,963
Goodwill	33,057	10,939	—	—	43,996
Non-current deferred tax assets	—	14,780	—	(471)	14,309
Other assets	608,586	51,269	38,669	(563,615)	134,909
Total assets	$3,326,873	$894,059	$294,697	$(931,597)	$3,584,032
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable and accrued expenses	$312,080	$352,062	$11,023	$(367,476)	$307,689
Income taxes payable	321	1,054	—	—	1,375
Current portion of long-term debt	7,456	—	5,339	—	12,795
Total current liabilities	319,857	353,116	16,362	(367,476)	321,859
Long-term debt, net	1,569,543	114,373	183,269	(115,000)	1,752,185
Non-current deferred tax liabilities	471	—	—	(471)	—
Deferred revenue	—	29,510	—	—	29,510
Other liabilities	14,927	43,476	—	—	58,403
Total liabilities	1,904,798	540,475	199,631	(482,947)	2,161,957

Total stockholders' equity	1,422,075	353,584	95,066	(448,650)	1,422,075
Total liabilities and stockholders' equity	$3,326,873	$894,059	$294,697	$(931,597)	$3,584,032

CONDENSED CONSOLIDATING BALANCE SHEET

As of December 31, 2017

(in thousands)

ASSETS	Parent	Combined Subsidiary Guarantors	Consolidating Adjustments and Other	Total Consolidated Amounts
Cash and cash equivalents	$25,745	$26,438	$—	$52,183
Accounts receivable, net of allowance	211,673	372,755	(330,240)	254,188
Prepaid expenses and other current assets	1,835	24,986	(5,702)	21,119
Total current assets	239,253	424,179	(335,942)	327,490
Property and equipment, net	2,467,166	335,283	—	2,802,449
Goodwill	26,031	14,896	—	40,927
Non-current deferred tax assets	—	13,193	(379)	12,814
Other assets	421,474	69,117	(401,873)	88,718
Total assets	$3,153,924	$856,668	$(738,194)	$3,272,398
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable and accrued expenses	$251,011	$362,701	$(335,908)	$277,804
Income taxes payable	1,443	1,591	—	3,034
Current portion of long-term debt	10,000	—	—	10,000
Total current liabilities	262,454	364,292	(335,908)	290,838
Long-term debt, net	1,437,982	114,205	(115,000)	1,437,187
Non-current deferred tax liabilities	379	—	(379)	—
Deferred revenue	—	39,735	—	39,735
Other liabilities	1,501	51,529	—	53,030
Total liabilities	1,702,316	569,761	(451,287)	1,820,790

Total stockholders' equity	1,451,608	286,907	(286,907)	1,451,608
Total liabilities and stockholders' equity	$3,153,924	$856,668	$(738,194)	$3,272,398

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the three months ended September 30, 2018

(Unaudited and in thousands)

	Parent	Combined Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidating Adjustments and Other	Total Consolidated Amounts
REVENUES	$322,872	$381,594	$2,497	$(244,235)	$462,728
EXPENSES:
Operating	253,267	323,765	962	(244,235)	333,759
General and administrative	8,686	16,399	—	—	25,085
Depreciation and amortization	23,475	15,349	641	—	39,465
	285,428	355,513	1,603	(244,235)	398,309
OPERATING INCOME	37,444	26,081	894	—	64,419
OTHER (INCOME) EXPENSE:
Interest expense, net	16,962	2,825	747	—	20,534
Other (income) expense	42	(20)	27	—	49
	17,004	2,805	774	—	20,583
INCOME BEFORE INCOME TAXES	20,440	23,276	120	—	43,836
Income tax expense	(332)	(2,510)	—	—	(2,842)
INCOME BEFORE EQUITY IN SUBSIDIARIES	20,108	20,766	120	—	40,994
Income from equity in subsidiaries	20,886	—	—	(20,886)	—
NET INCOME	$40,994	$20,766	$120	$(20,886)	$40,994

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the three months ended September 30, 2017

(Unaudited and in thousands)

	Parent	Combined Subsidiary Guarantors	Consolidating Adjustments and Other	Total Consolidated Amounts
REVENUES	$297,856	$368,507	$(223,518)	$442,845
EXPENSES:
Operating	231,528	308,855	(223,518)	316,865
General and administrative	9,823	18,480	—	28,303
Depreciation and amortization	22,147	14,360	—	36,507
Asset impairments	300	55	—	355
	263,798	341,750	(223,518)	382,030
OPERATING INCOME	34,058	26,757	—	60,815
OTHER (INCOME) EXPENSE:
Interest expense, net	14,046	2,983	—	17,029
Other (income) expense	(96)	21	10	(65)
	13,950	3,004	10	16,964
INCOME BEFORE INCOME TAXES	20,108	23,753	(10)	43,851
Income tax expense	(541)	(2,132)	—	(2,673)
INCOME BEFORE EQUITY IN SUBSIDIARIES	19,567	21,621	(10)	41,178
Income from equity in subsidiaries	21,611	—	(21,611)	—
NET INCOME	$41,178	$21,621	$(21,621)	$41,178

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the nine months ended September 30, 2018

(Unaudited and in thousands)

	Parent	Combined Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidating Adjustments and Other	Total Consolidated Amounts
REVENUES	$944,064	$1,119,524	$2,497	$(712,512)	$1,353,573
EXPENSES:
Operating	739,305	945,694	962	(712,512)	973,449
General and administrative	26,618	50,976	—	—	77,594
Depreciation and amortization	68,921	46,552	641	—	116,114
Asset impairments	1,580	—	—	—	1,580
	836,424	1,043,222	1,603	(712,512)	1,168,737
OPERATING INCOME	107,640	76,302	894	—	184,836
OTHER (INCOME) EXPENSE:
Interest expense, net	49,705	8,156	747	—	58,608
Expenses associated with debt refinancing transactions	1,016	—	—	—	1,016
Other (income) expense	62	(107)	84	—	39
	50,783	8,049	831	—	59,663
INCOME BEFORE INCOME TAXES	56,857	68,253	63	—	125,173
Income tax expense	(1,097)	(6,108)	—	—	(7,205)
INCOME BEFORE EQUITY IN SUBSIDIARIES	55,760	62,145	63	—	117,968
Income from equity in subsidiaries	62,208	—	—	(62,208)	—
NET INCOME	$117,968	$62,145	$63	$(62,208)	$117,968

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the nine months ended September 30, 2017

(Unaudited and in thousands)

	Parent	Combined Subsidiary Guarantors	Consolidating Adjustments and Other	Total Consolidated Amounts
REVENUES	$885,271	$1,094,805	$(655,154)	$1,324,922
EXPENSES:
Operating	679,458	915,761	(655,154)	940,065
General and administrative	26,630	52,916	—	79,546
Depreciation and amortization	65,206	44,358	—	109,564
Asset impairments	300	314	—	614
	771,594	1,013,349	(655,154)	1,129,789
OPERATING INCOME	113,677	81,456	—	195,133
OTHER (INCOME) EXPENSE:
Interest expense, net	41,219	8,922	—	50,141
Other (income) expense	(248)	109	31	(108)
	40,971	9,031	31	50,033
INCOME BEFORE INCOME TAXES	72,706	72,425	(31)	145,100
Income tax expense	(1,711)	(6,689)	—	(8,400)
INCOME BEFORE EQUITY IN SUBSIDIARIES	70,995	65,736	(31)	136,700
Income from equity in subsidiaries	65,705	—	(65,705)	—
NET INCOME	$136,700	$65,736	$(65,736)	$136,700

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the nine months ended September 30, 2018

(Unaudited and in thousands)

	Parent	Combined Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidating Adjustments and Other	Total Consolidated Amounts
Net cash provided by operating activities	$255,765	$19,472	$9,334	$—	$284,571
Net cash used in investing activities	(178,280)	(23,098)	(124,178)	94,920	(230,636)
Net cash provided by (used in) financing activities	(34,631)	1,852	126,309	(94,920)	(1,390)
Net increase (decrease) in cash, cash equivalents and restricted cash	42,854	(1,774)	11,465	—	52,545
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of period	25,745	26,438	—	—	52,183
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of period	$68,599	$24,664	$11,465	$—	104,728

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the nine months ended September 30, 2017

(Unaudited and in thousands)

	Parent	Combined Subsidiary Guarantors	Consolidating Adjustments and Other	Total Consolidated Amounts
Net cash provided by operating activities	$239,662	$24,473	$—	$264,135
Net cash used in investing activities	(50,216)	(31,544)	—	(81,760)
Net cash provided by (used in) financing activities	(180,702)	3,351	—	(177,351)
Net increase (decrease) in cash, cash equivalents and restricted cash	8,744	(3,720)	—	5,024
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of period	11,378	26,333	—	37,711
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of period	$20,122	$22,613	$—	$42,735

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

•

changes in the privatization of the corrections and detention industry, the public acceptance of our services, the timing of the opening of new facilities, and the commencement of new management contracts, as well as our ability to utilize current available beds;

•

our ability to obtain and maintain correctional, detention, and residential reentry facility management contracts because of reasons including, but not limited to, sufficient governmental appropriations, contract compliance, negative publicity and effects of inmate disturbances;

•

increases in costs to develop or expand real estate properties that exceed original estimates, or the inability to complete such projects on schedule as a result of various factors, many of which are beyond our control, such as weather, labor conditions, cost inflation, and material shortages, resulting in increased construction costs;

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

OVERVIEW

The Company

We are a diversified government solutions company with the scale and experience needed to solve tough government challenges in flexible, cost-effective ways.  Through three segments, CoreCivic Safety, CoreCivic Community, and CoreCivic Properties, we provide a broad range of solutions to government partners that serve the public good through corrections and detention management, a growing network of residential reentry centers to help address America's recidivism crisis, and government real estate solutions.  We have been a flexible and dependable partner for government for more than 35 years.  Our employees are driven by a deep sense of service, high standards of professionalism and a responsibility to help government better the public good.

Structured as a REIT, we are the nation's largest owner of partnership correctional, detention, and residential reentry facilities and one of the largest prison operators in the United States.  We also believe we are the largest private owner of real estate used by U.S. government agencies.  As of September 30, 2018, through our CoreCivic Safety segment, we operated 51 correctional and detention facilities, 44 of which we owned, with a total design capacity of approximately 73,000 beds. Through our CoreCivic Community segment, we also owned and operated 26 residential reentry centers with a total design capacity of approximately 5,000 beds.  In addition, through our CoreCivic Properties segment, we owned 27 properties leased to third parties and used by government agencies, totaling 2.3 million square feet.

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

Asset impairments.  The primary risk we face for asset impairment charges, excluding goodwill, is associated with real estate properties we own.  As of September 30, 2018, we had $3.0 billion in property and equipment, including $236.4 million in long-lived assets, excluding equipment, at eight idled correctional facilities.  The impairment analyses we performed for each of these facilities excluded the net book value of equipment, as a substantial portion of the equipment is easily transferrable to other company-owned facilities without significant cost.  The carrying values of the eight idled facilities as of September 30, 2018 were as follows (in thousands):

Prairie Correctional Facility	$15,330
Huerfano County Correctional Center	16,803
Diamondback Correctional Facility	40,702
Southeast Kentucky Correctional Facility	21,233
Marion Adjustment Center	11,878
Kit Carson Correctional Center	55,952
Eden Detention Center	38,741
Torrance County Detention Facility	35,752
$236,391

As of September 30, 2018, we also had two idled non-core facilities containing 440 beds with an aggregate net book value of $3.9 million.  We incurred approximately $3.0 million in operating expenses at the idled facilities for both the three months ended September 30, 2018 and 2017.  We incurred approximately $9.7 million and $8.0 million in operating expenses at the idled facilities for the nine months ended September 30, 2018 and 2017, respectively.

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

By their nature, these estimates contain uncertainties with respect to the extent and timing of the respective cash flows due to potential delays or material changes to historical terms and conditions in contracts with prospective customers that could impact the estimate of cash flows.  Notwithstanding our customers' fluctuating demand for bed capacity which led to our decision to idle certain facilities, we believe the long-term trends favor an increase in the utilization of our correctional facilities and management services.  This belief is based on our experience in working with governmental agencies faced with significant budgetary challenges, which is a primary contributing factor to the lack of appropriated funding since 2009 to build new bed capacity by the federal and state governments with which we partner.

Goodwill Impairments – As of September 30, 2018, we had $44.0 million of goodwill, established in connection with multiple business combination transactions.  We evaluate the recoverability of the carrying value of goodwill annually, in connection with our annual budgeting process, and whenever circumstances indicate the carrying value of goodwill may not be recoverable.  Under the provisions of Accounting Standards Codification 350, "Intangibles-Goodwill and Other," or ASC 350, we perform a qualitative assessment that may allow us to skip the annual two-step impairment test.  Under ASC 350, we have the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount.  If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary.  If the two-step impairment test is required, we determine the fair value of a reporting unit using a combination of various common valuation techniques, including market multiples and discounted cash flows.  By their nature, valuation techniques are subject to considerable judgment and require estimates of future cash flows as well as other factors, which are often difficult to predict.  Estimated fair values could change if there are changes in our capital structure, cost of debt, interest rates, capital expenditure levels, operating cash flows, or market capitalization. Accordingly, we may incur goodwill impairment charges in the future.

Self-funded insurance reserves.  As of September 30, 2018, we had $32.3 million in accrued liabilities for employee health, workers' compensation, and automobile insurance claims.  We are significantly self-insured for employee health, workers' compensation, and automobile liability insurance claims.  As such, our insurance expense is largely dependent on claims experience and our ability to control our claims.  We have consistently accrued the estimated liability for employee health insurance claims based on our history of claims experience and the estimated time lag between the incident date and the date we pay the claims.  We have accrued the estimated liability for workers' compensation claims based on an actuarial valuation of the outstanding liabilities, discounted to the net present value of the outstanding liabilities, using a combination of actuarial methods used to project ultimate losses, and our automobile insurance claims based on estimated development factors on claims incurred. The liability for employee health, workers' compensation, and automobile insurance includes estimates for both claims incurred and for claims incurred but not reported.  These estimates could change in the future.  It is possible that future cash flows and results of operations could be materially affected by changes in our assumptions, new developments, or by the effectiveness of our strategies.

Legal reserves.  As of September 30, 2018, we had $11.9 million in accrued liabilities under the provisions of Accounting Standards Codification Subtopic 450-20, "Loss Contingencies," or ASC 450, related to certain claims and legal proceedings in which we are involved.  We have accrued our best estimate of the probable costs for the resolution of these claims and legal proceedings.  In addition, we are subject to current and potential future claims and legal proceedings for which little or no accrual has been reflected because our current assessment of the potential exposure is nominal.  These estimates have been developed in consultation with our General Counsel's office and, as appropriate, outside counsel handling these matters, and are based upon an analysis of potential results, assuming a combination of litigation and settlement strategies.  It is possible that future cash flows and results of operations could be materially affected by changes in our assumptions, new developments, or by the effectiveness of our litigation and settlement strategies.

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

	Effective	CoreCivic
	Date	Safety	Community	Properties	Total
Facilities as of December 31, 2016		57	20	8	85
Acquisition of the Arapahoe Community Treatment Center in Colorado	January 2017	—	1	—	1
Expiration of the contract at the D.C. Correctional Treatment Facility in the District of Columbia	January 2017	(1)	—	—	(1)
Acquisition of the Stockton Female Community Corrections Facility in California	February 2017	—	—	1	1
Acquisition of the Oklahoma City Transitional Center in Oklahoma	June 2017	—	1	—	1
Combination of two existing facilities in Arizona into one complex	June 2017	(1)	—	—	(1)
Expiration of the contract at the Bartlett State Jail in Texas	June 2017	(1)	—	—	(1)
Termination of the lease at the Bridgeport Pre-Parole Transfer Facility in Texas	June 2017	—	—	(1)	(1)
Acquisition of the Oracle Transitional Center in Arizona	August 2017	—	1	—	1
Expiration of the contracts at three managed-only facilities in Texas	August 2017	(3)	—	—	(3)
Acquisition of a portfolio of leased properties in Georgia and North Carolina	September 2017	—	—	4	4
Acquisition of Time to Change, Inc. in Colorado	November 2017	—	3	—	3
Facilities as of December 31, 2017		51	26	12	89
Acquisition of Capital Commerce Center in Florida	January 2018	—	—	1	1
Acquisition of a portfolio of leased properties in Arkansas, Missouri, Oklahoma, Tennessee and Texas	July 2018	—	—	12	12
Acquisition of a leased property in Maryland	August 2018	—	—	1	1
Acquisition of a leased property in Ohio	September 2018	—	—	1	1
Facilities as of September 30, 2018		51	26	27	104

Three and Nine Months Ended September 30, 2018 Compared to the Three and Nine Months Ended September 30, 2017

Net income was $41.0 million, or $0.34 per diluted share, for the three months ended September 30, 2018, compared with net income of $41.2 million, or $0.35 per diluted share, for the three months ended September 30, 2017.  During the nine months ended September 30, 2018, we generated net income of $118.0 million, or $0.99 per diluted share, compared with net income of $136.7 million, or $1.15 per diluted share, for the nine months ended September 30, 2017. Financial results in the three and nine months ended September 30, 2018 reflected income tax charges of $1.0 million resulting from the Tax Cuts and Jobs Act, or the TCJA,  enacted in the fourth quarter of 2017, as further described hereafter.  In addition, financial results in the nine months ended September 30, 2018 reflected $1.6 million of asset impairments and $1.0 million of expenses associated with debt refinancing transactions.

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

•	CoreCivic Properties segment, consisting of the 27 real estate properties owned by CoreCivic and leased to, and operated by, third parties.

For the three and nine months ended September 30, 2018 and 2017, our total facility net operating income was divided among these business segments as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Segment:
Safety	86.5%	89.3%	87.9%	90.0%
Community	4.8%	4.6%	4.6%	4.3%
Properties	8.7%	6.1%	7.5%	5.7%

Facility Operations

A key performance indicator we use to measure the revenue and expenses associated with the operation of the correctional, detention, and residential reentry facilities we own or manage is expressed in terms of a compensated man-day, which represents the revenue we generate and expenses we incur for one offender for one calendar day.  Revenue and expenses per compensated man-day are computed by dividing facility revenue and expenses by the total number of compensated man-days during the period.  A compensated man-day represents a calendar day for which we are paid for the occupancy of an offender. We believe the measurement is useful because we are compensated for operating and managing facilities at an offender per-diem rate based upon actual or minimum guaranteed occupancy levels.  We also measure our costs on a per-compensated man-day basis, which is largely dependent upon the number of offenders we accommodate.  Further, per compensated man-day measurements are also used to estimate our potential profitability based on certain occupancy levels relative to design capacity.  Revenue and expenses per compensated man-day for all of the correctional, detention, and residential reentry facilities placed into service that we owned or managed, exclusive of those held for lease, and for TransCor were as follows for the three and nine months ended September 30, 2018 and 2017:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Revenue per compensated man-day	$76.43	$73.45	$76.20	$72.46
Operating expenses per compensated man-day:
Fixed expense	40.66	38.86	40.30	37.98
Variable expense	16.46	15.75	16.32	15.22
Total	57.12	54.61	56.62	53.20
Operating income per compensated man-day	$19.31	$18.84	$19.58	$19.26
Operating margin	25.3%	25.7%	25.7%	26.6%
Average compensated occupancy	80.8%	79.2%	80.2%	79.7%
Average available beds	78,047	80,344	78,047	81,913
Average compensated population	63,030	63,656	62,595	65,323

Fixed expenses per compensated man-day for the three and nine months ended September 30, 2018 include depreciation expense of $4.1 million and $12.3 million, respectively, and interest expense of $1.4 million and $4.3 million, respectively, in order to more properly reflect the cash flows associated with the lease at the South Texas Family Residential Center.  Fixed expenses per compensated man-day for the three and nine months ended September 30, 2017 include depreciation expense of $4.1 million and

$12.3 million, respectively, and interest expense of $1.6 million and $4.9 million, respectively, associated with the lease at the South Texas Family Residential Center.

Revenue

Total revenue consists of management revenue we generate through CoreCivic Safety and CoreCivic Community in the operation of correctional, detention, and residential reentry facilities, as well as the revenue we generate from TransCor and RMOMS.  Total revenue also consists of rental revenue we generate through CoreCivic Properties from facilities we lease to third-party operators.  The following tables reflect the components of revenue for the three and nine months ended September 30, 2018 and 2017 (in millions):

	For the Three Months Ended September 30,
	2018	2017	$ Change	% Change
Management revenue:
Federal	$224.5	$208.2	$16.3	7.8%
State	176.6	183.5	(6.9)	(3.8%)
Local	25.4	22.8	2.6	11.4%
Other	20.9	15.7	5.2	33.1%
Total management revenue	447.4	430.2	17.2	4.0%
Rental revenue	15.3	10.2	5.1	50.0%
Other revenue	—	2.4	(2.4)	(100.0%)
Total revenue	$462.7	$442.8	$19.9	4.5%

	For the Nine Months Ended September 30,
	2018	2017	$ Change	% Change
Management revenue:
Federal	$651.7	$630.5	$21.2	3.4%
State	530.3	547.6	(17.3)	(3.2%)
Local	74.5	64.5	10.0	15.5%
Other	58.1	49.7	8.4	16.9%
Total management revenue	1,314.6	1,292.3	22.3	1.7%
Rental revenue	38.9	30.1	8.8	29.2%
Other revenue	—	2.5	(2.5)	(100.0%)
Total revenue	$1,353.5	$1,324.9	$28.6	2.2%

The $17.2 million, or 4.0%, increase in total management revenue for the three months ended September 30, 2018 as compared with the same period in 2017 was driven primarily by an increase of 4.1% in average revenue per compensated man-day. The $22.3 million, or 1.7%, increase in total management revenue for the nine months ended September 30, 2018 as compared with the same period in 2017 was primarily a result of an increase in revenue of approximately $63.8 million driven primarily by an increase of 5.2% in average revenue per compensated man-day. The increase in average revenue per compensated man-day in both periods was primarily the result of the effect of per diem increases at several of our facilities. The acquisition of RMOMS in the first quarter of 2018, as further described hereafter, also contributed to the increase in total management revenue in both periods with incremental revenue of $4.2 million and $12.5 million, respectively. The increase in total management revenue during the three- and nine-month periods was partially offset by a decrease in revenue of approximately $4.2 million and $54.0 million, respectively, caused by a decrease in the average daily compensated population.

Average daily compensated population decreased 626, or 1.0%, to 63,030 during the three months ended September 30, 2018 compared to 63,656 during the three months ended September 30, 2017.  Average daily compensated population decreased 2,728, or 4.2%, to 62,595 during the nine months ended September 30, 2018 compared to 65,323 during the nine months ended September 30, 2017. There were several notable factors that affected the average daily compensated population when comparing both periods in 2018 to 2017.  Average daily compensated population decreased primarily as a result of a continued, and anticipated decline in California inmates held in our out-of-state facilities and the expirations in the second and third quarters of 2017 of our contracts at four facilities that we managed for the state of Texas. The expiration of our contract with the Federal Bureau of Prisons, or BOP, at our Eden Detention Center on April 30, 2017 also contributed to the reduction in average daily compensated population during the nine-

month period in 2018.  These average daily compensated population decreases were partially offset by the new contract with the state of Ohio at our Northeast Ohio Correctional Center, as further described hereafter. We began receiving offender populations in the third quarter of 2017 under the new contract at the Northeast Ohio facility.  The new contract with the Commonwealth of Kentucky Department of Corrections, or KYDOC, to care for medium and close-security offenders at our previously idled 816-bed Lee Adjustment Center in Kentucky also contributed to the partial offset to decreases in average daily compensated population. The new contract with the KYDOC commenced on November 19, 2017, and we began receiving offenders at the Lee facility late in the first quarter of 2018 with approximately 850 offenders at the facility as of September 30, 2018.  Additional populations from the United States Marshals Service, or USMS, and ICE and multiple acquisitions of residential reentry centers during 2017, resulted in an increase in average daily compensated population during both the three- and nine-month periods in 2018.

The solutions we provide to our federal customers, including primarily the BOP, the USMS, and ICE, continue to be a significant component of our business, yet remained stable as a percentage of our total revenue during the three- and nine-month periods in 2018 compared with 2017.  Our federal customers generated approximately 49% and 47% of our total revenue for the three months ended September 30, 2018 and 2017, respectively, increasing $16.3 million, or 7.8%.  Our federal customers generated approximately 48% of our total revenue for both the nine months ended September 30, 2018 and 2017, increasing $21.2 million, or 3.4%.  The increase in federal revenues in both periods primarily resulted from the combined effect of per diem increases for several of our federal contracts and a net increase in federal populations at certain other facilities, primarily from the USMS and ICE.  Two new contracts with the USMS at our Tallahatchie County Correctional Facility and with ICE at our La Palma Correctional Center executed in June 2018 and July 2018, respectively, contributed to these higher federal populations.  The increase in federal revenues in the nine-month period was partially offset by the expiration of our contract with the BOP at our Eden Detention Center on April 30, 2017.

State revenues from contracts at correctional, detention, and residential reentry facilities that we operate decreased $6.9 million, or 3.8%, from the third quarter of 2017 to the third quarter of 2018.  State revenues decreased $17.3 million, or 3.2%, from the nine months ended September 30, 2017 to the comparable period in 2018.  The decrease in state revenues in both periods was primarily a result of a continued, and anticipated decline in California inmates held in our out-of-state facilities and the expirations in the second and third quarters of 2017 of our contracts at four facilities that we managed for the state of Texas.  The decrease in state revenues in both periods was partially offset by the new contract with the state of Ohio at our Northeast Ohio Correctional Center, the execution in August 2017 of a new contract with the state of Nevada to care for up to 200 offenders at our 1,896-bed Saguaro Correctional Facility in Arizona, and the new contract with the KYDOC at our Lee Adjustment Center.  Per diem increases and a net increase in state populations at certain other facilities also contributed to the offset.

Several of our state partners are projecting improvements in their budgets which has helped us secure recent per diem increases at certain facilities.  Further, several of our existing state partners, as well as prospective state partners, are experiencing growth in inmate populations and overcrowded conditions, or are considering alternative correctional capacity for their aged and inefficient infrastructure.  Although we can provide no assurance that we will enter into any new contracts, we believe we are well positioned to provide them with needed bed capacity, as well as the programming and reentry services they are seeking.  Over the previous 18 months, we have entered into new contracts with Ohio, Kentucky, Nevada, South Carolina, Kansas, and Vermont, while Wyoming has begun utilizing an existing contract it had not utilized in nearly a decade.

The $2.6 million, or 11.4%, increase and the $10.0 million, or 15.5%, increase in management revenue from local authorities from the three and nine months ended September 30, 2017, respectively, to the comparable periods in 2018 were both primarily a result of acquisitions during 2017 of multiple residential reentry centers, some of which partner with local agencies, as further described hereafter.  Also contributing to the increase in management revenue from local authorities in both the three- and nine-month 2018 periods was the execution in September 2017 of a new three-year contract with Cibola County, New Mexico to care for a minimum of 120 offenders at our 1,129-bed Cibola County Corrections Center. The execution in July 2017 of a new three-year contract with the City of Mesa, Arizona to care for up to 200 offenders at our 4,128-bed Central Arizona Florence Correctional Complex also contributed to the increase in management revenue from local authorities in the nine-month period of 2018.

The $5.1 million, or 50.0%, increase and the $8.8 million, or 29.2%, increase in rental revenue from the three and nine months ended September 30, 2017, respectively, to the comparable periods in 2018 were both primarily a result of acquisitions of properties leased to third parties, including multiple acquisitions in 2017, the acquisition of Capital Commerce Center in the first quarter of 2018, and in separate transactions, the acquisitions of a portfolio of 12 properties and a Social Security Administration, or SSA, office building in Baltimore, Maryland, or SSA-Baltimore, in the third quarter of 2018, as further described hereafter.

We believe the long-term growth opportunities of our business remain attractive as governments consider their emergent needs, as well as the efficiency and offender programming opportunities we provide, as flexible solutions to satisfy our partners' needs.  Further, we expect our partners to continue to face challenges in maintaining old facilities, developing new facilities, and expanding current facilities for additional capacity, which could result in future demand for the solutions we provide. Finally, as further described hereafter, we continue to identify attractive investment opportunities for government-leased properties, and expect to complete additional acquisitions that will diversify our cash flows, generate attractive risk-adjusted returns for our shareholders, and broaden the solutions we are able to provide to our partners.

Operating Expenses

Operating expenses totaled $333.8 million and $316.9 million for the three months ended September 30, 2018 and 2017, respectively, while operating expenses for the nine months ended September 30, 2018 and 2017 totaled $973.4 million and $940.1 million, respectively.  Operating expenses consist of those expenses incurred in the operation and management of correctional, detention, and residential reentry facilities, as well as those expenses incurred in the operations of TransCor and RMOMS.  Operating expenses also consist of those expenses incurred in the operation of facilities we lease to third-party operators.

Expenses incurred by CoreCivic Safety and CoreCivic Community in connection with the operation and management of our correctional, detention, and residential reentry facilities, as well as those incurred in the operations of TransCor and RMOMS, increased $15.5 million, or 4.9%, during the third quarter of 2018 when compared with the same period in 2017. Expenses incurred by these segments increased $31.1 million, or 3.3%, during the nine months ended September 30, 2018 when compared to the same period in the prior year.  Similar to our management revenue, there were several notable factors that affected the operating expenses incurred in these segments in both periods.  The expirations in the second and third quarters of 2017 of our contracts at four facilities that we managed for the state of Texas and the idling of our Torrance County Detention Facility in the fourth quarter of 2017 both contributed to a decrease in operating expenses in both periods.  The expiration of our contract with the BOP at our Eden Detention Center in the second quarter of 2017 also contributed to a decrease in operating expenses during the nine-month period. However, the decrease in operating expenses in both periods was offset primarily by the additional operating expenses resulting from the new contract with the state of Ohio at our Northeast Ohio Correctional Center and start-up operational expenses associated with the new contract with the KYDOC at our Lee Adjustment Center. Operating expenses increased $3.8 million and $9.9 million, respectively, from the prior year three- and nine-month periods at the Lee facility. Additional expenses resulting from the acquisitions of multiple residential reentry centers during 2017 and the acquisition of RMOMS in the first quarter of 2018 also contributed to the increase in operating expenses.

Total expenses per compensated man-day increased to $57.12 during the three months ended September 30, 2018 from $54.61 during the three months ended September 30, 2017, and increased to $56.62 during the nine months ended September 30, 2018 from $53.20 during the same period in the prior year.  Fixed expenses per compensated man-day increased to $40.66 during the three months ended September 30, 2018 from $38.86 during the three months ended September 30, 2017, and increased to $40.30 during the nine months ended September 30, 2018 from $37.98 during the same period in the prior year.  Fixed expenses per compensated man-day for the three months ended September 30, 2018 and 2017 include depreciation expense of $4.1 million and interest expense of $1.4 million and $1.6 million, respectively, in order to more properly reflect the cash flows associated with the lease at the South Texas Family Residential Center. Fixed expenses per compensated man-day for the nine months ended September 30, 2018 and 2017 include depreciation expense of $12.3 million and interest expense of $4.3 million and $4.9 million, respectively, associated with the lease at the South Texas Family Residential Center.  Negatively impacting expenses per compensated man-day in both the three- and nine-month periods in 2018 was the decline in, and eventual removal of all, California populations at our Tallahatchie County Correctional Facility, as well as a substantial reduction in California populations at our La Palma Correctional Center.  However, we retained staff at these facilities in anticipation of new contracts, as further discussed hereafter, in order to quickly activate operations for multiple customers in need of immediate bed capacity. The aforementioned expenses associated with the start-up of operations at our Lee Adjustment Center also negatively impacted expenses per compensated man-day in the nine-month period in 2018.

As the economy has improved and the nation's unemployment rate has declined, we have experienced wage pressures in certain markets across the country, and have provided wage increases to remain competitive.  These wage pressures (among other factors, including the aforementioned factors related to the Lee, Tallahatchie, and La Palma facilities) contributed to the decline in operating margins from the operation and management of correctional, detention, and residential reentry facilities during the three and nine months ended September 30, 2018 when compared to the same periods in the prior year.  We continually monitor compensation levels very closely along with overall economic conditions and will set wage levels necessary to help ensure the long-term success of our business.  Further, we continually evaluate the structure of our employee benefits package and training programs to ensure we are better able to attract and retain our employees.  Salaries and benefits represent the most significant component of our operating expenses, representing 60% of our total operating expenses for both the first nine months of 2018 and the twelve months ended December 31, 2017.

The aforementioned expirations in the second and third quarters of 2017 of our contracts at four facilities we managed for the state of Texas also contributed to the increase in both revenue and expenses per compensated man-day from 2017 to 2018, as the revenue and expenses per compensated man-day for these facilities were lower than the portfolio average.

Operating expenses incurred by CoreCivic Properties in connection with facilities we lease to third-party operators increased $1.4 million, or 53.5%, during the third quarter of 2018 when compared with the same quarter in 2017, and increased $2.3 million, or 28.4%, during the nine months ended September 30, 2018 when compared with the same period in 2017.  The increase in expenses in this segment in both periods was primarily the result of acquisitions of properties leased to third parties, including multiple acquisitions in 2017, the acquisition of Capital Commerce Center in the first quarter of 2018, and in separate transactions, the acquisitions of a portfolio of 12 properties and the SSA-Baltimore office building in the third quarter of 2018.

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

CoreCivic Safety

CoreCivic Safety includes the operating results of the correctional and detention facilities that we operated during each period.  Total revenue generated by CoreCivic Safety increased $11.3 million, or 2.8%, from $411.0 million during the third quarter of 2017 to $422.3 million during the third quarter of 2018, and increased $1.6 million, or 0.1%, from $1,238.4 million during the nine months ended September 30, 2017 to $1,240.0 million during the nine months ended September 30, 2018.  CoreCivic Safety's facility net operating income, or facility revenues less operating expenses, increased $1.2 million, or 1.1%, from $110.4 million during the third quarter of 2017 to $111.6 million during the third quarter of 2018, and decreased $10.0 million, or 2.9%, from $344.4 million during the nine months ended September 30, 2017 to $334.3 million during the nine months ended September 30, 2018. The aggregate depreciation and interest expense associated with the lease at the South Texas Family Residential Center for the three months ended September 30, 2018 and 2017 totaling $5.5 million and $5.7 million, respectively, and for the nine months ended September 30, 2018 and 2017 totaling $16.6 million and $17.2 million, respectively, are not included in these net operating income amounts, but are included in the following per compensated man-day statistics.  During the three and nine months ended September 30, 2018, CoreCivic Safety generated 86.5% and 87.9%, respectively, of our total facility net operating income, compared with 89.3%, and 90.0%, respectively, during the three and nine months ended September 30, 2017.

The following table displays the revenue and expenses per compensated man-day for CoreCivic Safety's correctional and detention facilities placed into service that we own and manage and for the facilities we manage but do not own, inclusive of the transportation services provided by TransCor:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
CoreCivic Safety Facilities:
Revenue per compensated man-day	$77.93	$74.76	$77.76	$73.60
Operating expenses per compensated man-day:
Fixed expense	41.29	39.44	40.90	38.48
Variable expense	17.07	16.27	16.93	15.68
Total	58.36	55.71	57.83	54.16
Operating income per compensated man-day	$19.57	$19.05	$19.93	$19.44
Operating margin	25.1%	25.5%	25.6%	26.4%
Average compensated occupancy	80.9%	79.1%	80.2%	79.7%
Average available beds	72,833	75,583	72,833	77,303
Average compensated population	58,901	59,756	58,411	61,635

On April 11, 2017, we announced that we contracted with the state of Ohio to care for up to an additional 996 offenders at our 2,016-bed Northeast Ohio Correctional Center.  The initial term of the contract continues through June 2032 with unlimited renewal options, subject to appropriations and mutual agreement.  We began receiving offender populations at the Northeast Ohio facility from the state of Ohio in the third quarter of 2017.  On September 30, 2018, we cared for approximately 900 offenders from the state of Ohio, 700 offenders from the USMS, and approximately 300 detainees from ICE at our Northeast Ohio facility.  Total revenue at the Northeast Ohio facility increased by $5.6 million and $17.2 million, respectively from the three and nine months ended September 30, 2017 to the three and nine months ended September 30, 2018, primarily as a result of this new contract with the state of Ohio. However, the new contract had a negative impact on operating margins during the first nine months of 2018 due to the gradual increase in offender populations at the facility.

Operating margins within the CoreCivic Safety facilities during the first nine months of 2018 were negatively impacted by start-up expenses incurred at our Lee Adjustment Center as we prepared to receive offender populations from the KYDOC late in the first quarter of 2018.  We generated facility net operating income of $0.6 million during the three months ended September 30, 2018 and incurred a facility net operating loss at the Lee facility of $3.5 million during the nine months ended September 30, 2018, compared with a facility net operating loss of $0.2 million and $0.6 million, respectively, in the comparable prior year periods. The decline in, and eventual removal of all, California populations at our Tallahatchie County Correctional Facility and a substantial reduction in California populations at our La Palma Correctional Center also negatively impacted operating margins within the CoreCivic Safety facilities.  We retained staff at these two facilities in anticipation of new contracts, as further discussed hereafter. During the three and nine months ended September 30, 2018, facility net operating income declined at these facilities by $3.2 million and $5.5 million, respectively, from the comparable prior year periods. The negative impact on operating margins of these events was partially offset by an increase in offender populations from the USMS and ICE across the portfolio in the three- and nine-month periods.

On April 30, 2017, our contract with the BOP at our Eden Detention Center expired and was not renewed.  We subsequently idled the facility in the second quarter of 2017. The Eden facility generated total revenue and facility net operating income of $10.4 million and $1.9 million, respectively, during the time the facility was active in 2017, negatively impacting margins in the nine months ended September 30, 2018 when compared to the same period in 2017.

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

During the third quarter of 2016, the Texas Department of Criminal Justice, or TDCJ, solicited proposals for the rebid of four facilities we managed for the state of Texas. The managed-only contracts for these four facilities were scheduled to expire in August 2017.  On March 31, 2017, the TDCJ notified us that, in light of the current economic climate as well as the fiscal constraints and budget outlook for the TDCJ for the next biennium, the TDCJ would not be awarding the contract for the Bartlett State Jail, one of the facilities included in the rebid process.  During the first quarter of 2017, we wrote-off $0.3 million of goodwill associated with this managed-only facility.  In collaboration with the TDCJ, the decision was made to close the Bartlett facility on June 24, 2017.  During the third quarter of 2017, the TDCJ notified us that it selected other operators for the management of the three remaining managed-only facilities that were subject to the rebid.  We successfully transferred operations of these facilities to the other operators upon expiration of the contracts.  The four facilities we managed for the state of Texas had a total capacity of 5,129 beds and generated total revenue and incurred a facility net operating loss of $6.6 million and $0.5 million, respectively, during the three months ended September 30, 2017. The four facilities generated total revenue and incurred a facility net operating loss of $30.4 million and $0.2 million, respectively, during the nine months ended September 30, 2017.

During the first quarter of 2015, the adult inmate population held in state of California institutions first met a Federal court order to reduce inmate populations below 137.5% of its capacity.  Inmate populations in the state continued to decline below the court ordered capacity limit which has resulted in declining inmate populations in the out-of-state program at facilities we own and operate.  As of September 30, 2018, the adult inmate population held in state of California institutions remained in compliance with the Federal court order at approximately 136.0% of capacity, or approximately 115,700 inmates, which did not include the California inmates held in our 3,060-bed La Palma Correctional Center in Eloy Arizona, our remaining out-of-state facility, compared with 116,000 inmates at September 30, 2017.  During the three months ended September 30, 2018 and 2017, we cared for an average daily population of approximately 2,200 and 4,400 California inmates, respectively, in facilities outside the state as a partial solution to the State's overcrowding.  This decline in population resulted in a decrease in revenue of $13.0 million and $20.1 million, respectively from the three and nine months ended September 30, 2017 to the comparable periods in 2018.   Approximately 4% and 6%, respectively, of our

total revenue for the nine months ended September 30, 2018 and 2017 was generated from the California Department of Corrections and Rehabilitation, or CDCR, in facilities housing inmates outside the state of California.

During June 2018, the Governor of California signed the budget for fiscal 2018-2019.  The budget contemplates that the continued implementation of initiatives to reduce prison populations will allow the CDCR to eliminate the use of out-of-state contract beds.  In accordance with the budget, all inmates were removed from our 2,672-bed Tallahatchie County Correctional Facility in Tutwiler, Mississippi in the second quarter of 2018.  Although the State's budget acknowledges that estimates of population reductions are subject to considerable uncertainty, the State's budget contemplates the removal of all inmates from our La Palma facility by January 2019.  As of September 30, 2018, we cared for approximately 1,600 inmates from the state of California at our La Palma facility.

On June 14, 2018, we announced that we entered into a new contract under an Intergovernmental Agreement between the Tallahatchie County Correctional Authority, Tutwiler, Mississippi and the USMS at our Tallahatchie County Correctional Facility.  The new contract, which also authorizes ICE and the BOP to utilize the facility, commenced on June 14, 2018, and has an initial term expiring June 30, 2020, with unlimited two-year extension options thereafter upon mutual agreement.  On September 30, 2018, we cared for approximately 600 offenders from the USMS, 600 detainees from ICE, and approximately 200 offenders under additional new contracts from the states of South Carolina and Wyoming and the U.S. Virgin Islands at our Tallahatchie facility.  On September 19, 2018, we announced that we entered into a new contract with the Vermont Department of Corrections to care for up to 350 of the State's inmates at our Tallahatchie facility.  The new contract commenced on October 1, 2018, and has an initial term of two years, with one additional two-year extension option thereafter upon mutual agreement.  We began receiving inmates from Vermont at our Tallahatchie facility during the fourth quarter of 2018.

On July 24, 2018, we announced that the city of Eloy agreed to modify an existing Intergovernmental Agreement with ICE to add the La Palma facility as a place of performance.  We currently expect to care for up to 1,000 adult detainees for ICE at the La Palma facility under the new agreement, and ICE may place additional adult offender populations at the facility, subject to availability.  The new contract commenced on July 24, 2018, and has an indefinite term, subject to termination by either party with 90 days' written notice.  Capacity at the facility will initially be made available to ICE under the new agreement as California inmate populations exit the facility.  On September 30, 2018, we cared for approximately 700 detainees from ICE at our La Palma facility.

CoreCivic Community

CoreCivic Community includes the operating results of the residential reentry centers that we operated during each period, along with the operating results of RMOMS from its acquisition date.  Total revenue generated by CoreCivic Community increased $5.9 million, or 30.9%, from $19.2 million during the third quarter of 2017 to $25.1 million during the third quarter of 2018, and increased $20.8 million, or 38.7%, from $53.8 million during the nine months ended September 30, 2017 to $74.7 million during the nine months ended September 30, 2018.  CoreCivic Community's facility net operating income increased $0.5 million, or 9.3%, from $5.7 million during the third quarter of 2017 to $6.2 million during the third quarter of 2018, and increased $1.3 million, or 7.8%, from $16.3 million during the nine months ended September 30, 2017 to $17.6 million during the nine months ended September 30, 2018.  During the three and nine months ended September 30, 2018, CoreCivic Community generated 4.8% and 4.6%, respectively, of our total facility net operating income, compared with 4.6% and 4.3%, respectively, during the three and nine months ended September 30, 2017.

The following table displays the revenue and expenses per compensated man-day for CoreCivic Community's residential reentry facilities placed into service that we own and manage, but exclusive of the electronic monitoring and case management services provided by RMOMS given that revenue is not generated on a per compensated man-day basis for these services:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
CoreCivic Community Facilities:
Revenue per compensated man-day	$54.94	$53.51	$54.41	$53.47
Operating expenses per compensated man-day:
Fixed expense	31.72	29.89	31.87	29.67
Variable expense	7.78	7.75	7.78	7.57
Total	39.50	37.64	39.65	37.24
Operating income per compensated man-day	$15.44	$15.87	$14.76	$16.23
Operating margin	28.1%	29.7%	27.1%	30.4%
Average compensated occupancy	79.2%	81.9%	80.2%	80.0%
Average available beds	5,214	4,761	5,214	4,610
Average compensated population	4,129	3,900	4,184	3,688

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

We acquired these six facilities in 2017 and RMOMS in 2018 as strategic investments that further expand the network of reentry assets we own and broaden the scope of solutions we provide.

Operating margins in the CoreCivic Community segment were negatively impacted by the aforementioned increase in salaries due to a competitive labor market.

CoreCivic Properties

CoreCivic Properties includes the operating results of the properties we leased to third parties and that were used by government agencies during each period.  Total revenue generated by CoreCivic Properties increased $5.1 million, or 49.7%, from $10.2 million during the third quarter of 2017 to $15.3 million during the third quarter of 2018, and increased $8.8 million, or 29.3%, from $30.1 million during the nine months ended September 30, 2017 to $38.9 million during the nine months ended September 30, 2018.  CoreCivic Properties' facility net operating income increased $3.7 million, or 48.4%, from $7.6 million during the third quarter of 2017 to $11.3 million during the third quarter of 2018, and increased $6.5 million, or 29.6%, from $22.1 million during the nine months ended September 30, 2017 to $28.6 million during the nine months ended September 30, 2018.  During the three and nine months ended September 30, 2018, CoreCivic Properties generated 8.7% and 7.5%, respectively, of our total facility net operating income, compared with 6.1% and 5.7%, respectively, during the three and nine months ended September 30, 2017.

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

On September 15, 2017, we acquired a portfolio of four properties, including a 230-bed residential reentry center leased to the state of Georgia and three properties in North Carolina and Georgia leased to the General Services Administration, or GSA, an independent agency of the United States government, two of which are occupied by the SSA, and one of which is occupied by the U.S. Internal Revenue Service, or IRS.

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

On July 17, 2018, we completed the acquisition of a portfolio of twelve properties which are 100% leased to the U.S. Federal Government through the GSA on behalf of the SSA, the Department of Homeland Security and ICE.  Since this was a portfolio acquisition, we may elect to market up to three of the properties for sale.

On August 23, 2018, we acquired the 541,000 square-foot SSA-Baltimore office building.  The office building was purpose built to SSA specifications in 2014 under a 20-year firm term lease expiring in January 2034, and is backed by the full faith and credit of the U.S. Federal Government through the GSA.

On September 21, 2018, we acquired a 217,000 square-foot, steel frame warehouse in Dayton, Ohio that was built-to-suit for the National Archives and Records Administration, or NARA, in 2002. The building is 100% leased to the GSA on behalf of NARA through January 2023 and includes two additional 10-year renewal options. The building provides 1.2 million cubic feet of storage space, approximately 90% of which is dedicated to archives of the IRS.

We currently intend to pursue attractive investment opportunities for government-leased properties, and we expect to complete additional acquisitions that we believe will diversify our cash flows, generate attractive risk-adjusted returns for our shareholders, and broaden the solutions we are able to provide to our partners.

General and administrative expenses

For the three months ended September 30, 2018 and 2017, general and administrative expenses totaled $25.1 million and $28.3 million, respectively, while general and administrative expenses totaled $77.6 million and $79.5 million, respectively, during the nine months ended September 30, 2018 and 2017.  General and administrative expenses consist primarily of corporate management salaries and benefits, professional fees, including those associated with mergers and acquisitions, or M&A, and other administrative expenses.  General and administrative expenses decreased in both periods primarily as a result of lower incentive compensation compared with the prior year.

Depreciation and amortization

For the three months ended September 30, 2018 and 2017, depreciation and amortization expense totaled $39.5 million and $36.5 million, respectively, while depreciation and amortization expense totaled $116.1 million and $109.6 million, respectively, during the nine months ended September 30, 2018 and 2017. The increase in depreciation and amortization primarily resulted from our M&A activities, particularly the various acquisitions of real estate assets under our CoreCivic Properties segment.

Asset impairments

In the second quarter of 2018, we entered into an agreement to sell our corporate headquarters for $12.6 million. In connection with the agreement, we wrote-down the value of the property to its net realizable value, recognizing an asset impairment charge of $1.6 million in the second quarter of 2018. We closed on the sale during the third quarter of 2018 and used the net proceeds from the sale to pay-down a portion of the amounts outstanding under our revolving credit facility.

Interest expense, net

Interest expense is reported net of interest income and capitalized interest for the three and nine months ended September 30, 2018 and 2017.  Gross interest expense, net of capitalized interest, was $20.8 million and $17.2 million for the three months ended September 30, 2018 and 2017, respectively, and was $59.6 million and $50.8 million for the nine months ended September 30, 2018 and 2017, respectively. Gross interest expense is based on outstanding borrowings under our revolving credit facility, our outstanding Incremental Term Loan, or Term Loan, our outstanding senior notes, and our outstanding non-recourse mortgage notes, as well as the amortization of loan costs and unused facility fees.  We also incur interest expense associated with the lease of the South Texas Family Residential Center, in accordance with ASC 840-40-55, formerly Emerging Issues Task Force No. 97-10, "The Effect of Lessee Involvement in Asset Construction".  Interest expense associated with the lease of this facility was $1.4 million and $1.6 million during the three months ended September 30, 2018 and 2017, respectively, and $4.3 million and $4.9 million during the nine months ended September 30, 2018 and 2017, respectively.  The increase in gross interest expense in both periods in 2018 primarily resulted from an increase in the London Interbank Offered Rate, or LIBOR, and higher interest expense associated with the offering of $250.0 million aggregate principal amount of 4.75% senior notes in the fourth quarter of 2017, and the new non-recourse mortgage notes issued during the first nine months of 2018, as further described hereafter.

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

On April 20, 2018, CoreCivic of Kansas, LLC, a wholly-owned subsidiary of ours, priced $159.5 million in aggregate principal amount of non-recourse senior secured notes, or the Kansas Notes, in a private placement pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended.  The private placement closed on June 1, 2018. We are using the proceeds of the private placement, which is drawn on quarterly funding dates beginning in the second quarter of 2018, to fund construction of the Lansing Correctional Facility, as further described hereafter, along with costs and expenses of the project.  The Kansas Notes have a yield to maturity of 4.43% and are scheduled to mature in January 2040, approximately 20 years following completion of the project, which is expected to occur during the first quarter of 2020.

On August 23, 2018, we acquired the 541,000 square-foot SSA-Baltimore office building for a total purchase price of $242.0 million.  In connection with the acquisition, we assumed $157.3 million of in-place financing that was used to fund the initial construction of the property in 2014.  The assumed non-recourse mortgage note, or the SSA-Baltimore Note, carries a fixed interest rate of 4.5%, with a balloon payment of $40.0 million due at maturity in February 2034. The SSA-Baltimore Note is fully-secured by the SSA-Baltimore property.

Gross interest income was $0.3 million and $0.2 million for the three months ended September 30, 2018 and 2017, respectively, and $1.0 million and $0.7 million for the nine months ended September 30, 2018 and 2017, respectively. Gross interest income is earned on notes receivable, investments, and cash and cash equivalents.  Capitalized interest was $0.3 million and $0.4 million during the three and nine months ended September 30, 2018, respectively. There was no interest capitalized during the three and nine months ended September 30, 2017.

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

During the three months ended September 30, 2018 and 2017, our financial statements reflected an income tax expense of $2.8 million and $2.7 million, respectively.  During the nine months ended September 30, 2018 and 2017, our financial statements reflected an income tax expense of $7.2 million and $8.4 million, respectively.  Our effective tax rate was 5.8% during both the nine months ended September 30, 2018 and 2017.  The TCJA, enacted December 22, 2017, reduces the U.S. federal corporate tax rate from 35% to 21%, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred, and creates new taxes on certain foreign-sourced earnings.  However, the TCJA does not change the dividends paid deduction applicable to REITs and, therefore, we generally will not be subject to federal income taxes on our REIT taxable income and gains that we distribute to our stockholders.  As a result of changes in the U.S. federal corporate tax rates resulting from the TCJA, during the fourth quarter of 2017, we re-measured certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 21%.  In the fourth quarter of 2017, we recognized $4.5 million, which was included as a component of income tax expense, for the revaluation of deferred tax assets and liabilities and other taxes associated with the TCJA. During the third quarter of 2018, we revised our estimates of the revaluation of deferred tax assets and liabilities resulting in the recognition of an additional charge of $1.0 million, which was included as a component of income tax expense.

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

To maintain our qualification as a REIT, we generally are required to distribute annually to our stockholders at least 90% of our REIT taxable income (determined without regard to the dividends paid deduction and excluding net capital gains). Our REIT taxable income will not typically include income earned by our TRSs except to the extent our TRSs pay dividends to the REIT.  Our Board of Directors declared a quarterly dividend of $0.43 for the first, second and third quarters of 2018 totaling $51.5 million in the first quarter, $51.5 million in the second quarter, and $51.1 million in the third quarter. The amount, timing and frequency of future distributions will be at the sole discretion of our Board of Directors and will be declared based upon various factors, many of which are beyond our control, including our financial condition and operating cash flows, the amount required to maintain qualification and taxation as a REIT and to reduce any income and excise taxes that we otherwise would be required to pay, limitations on distributions in our existing and future debt instruments, limitations on our ability to fund distributions using cash generated through our TRSs, alternative growth opportunities that require capital deployment, and other factors that our Board of Directors may deem relevant.

As of September 30, 2018, our liquidity was provided by cash on hand of $93.6 million, and $587.3 million available under our revolving credit facility.  During the nine months ended September 30, 2018 and 2017, we generated $284.6 million and $264.1 million, respectively, in cash through operating activities, and as of September 30, 2018, we had net working capital of $45.0 million.  We currently expect to be able to meet our cash expenditure requirements for the next year utilizing these resources. We have no debt maturities until April 2020.

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

Debt, equity and debt refinancing transactions

As of September 30, 2018, we had $350.0 million principal amount of unsecured notes outstanding with a fixed stated interest rate of 4.625%, $325.0 million principal amount of unsecured notes outstanding with a fixed stated interest rate of 4.125%, $250.0 million principal amount of unsecured notes outstanding with a fixed stated interest rate of 5.0%, and $250.0 million principal amount of unsecured notes outstanding with a fixed stated interest rate of 4.75%.  In addition, we had $23.7 million outstanding under the Capital Commerce Note with a fixed stated interest rate of 4.5%, $35.4 million outstanding under the Kansas Notes with a fixed stated interest rate of 4.43%, and $156.8 million outstanding under the SSA-Baltimore Note with a fixed stated interest rate of 4.5%.  We also had $198.8 million outstanding under our Term Loan with a variable interest rate of 3.7% at September 30, 2018, and $189.0 million outstanding under our revolving credit facility with a variable weighted average interest rate of 3.7% at September 30, 2018.  As of September 30, 2018, our total weighted average effective interest rate was 4.8%, while our total weighted average maturity was 6.0 years.  We may also seek to issue debt or equity securities from time to time when we determine that market conditions and the opportunity to utilize the proceeds from the issuance of such securities are favorable.

On April 17, 2018, we entered into the Second Amended and Restated Credit Agreement, or the New Credit Agreement, in an aggregate principal amount of up to $1.0 billion, replacing our pre-existing $900.0 million revolving credit facility and the associated incremental term loan, which was originally $100.0 million.  The New Credit Agreement provides for a Term Loan of $200.0 million and a revolving credit facility in an aggregate principal amount of up to $800.0 million.  The New Credit Agreement, among other things, extended the maturity from July 2020 to April 2023, and increased the total leverage covenant from 5.0x to 5.5x.  Interest rate margins, unused facility fees, and commitment fees for letters of credit remain the same under the New Credit Agreement, except for the addition of a new interest rate margin and fee tier to accommodate the increase in the covenant for total leverage from 5.0x to 5.5x.  All other terms remain substantially the same. During the second quarter of 2018, we reported charges of $1.0 million for the write-off of a portion of the pre-existing loan costs and other costs associated with the New Credit Agreement.

On August 28, 2018, we entered into an Amended and Restated ATM Equity Offering Sales Agreement, or ATM Agreement, with multiple sales agents, pursuant to which we may offer and sell to or through the agents, from time to time, shares of our common stock, par value $0.01 per share, having an aggregate gross sales price of up to $200.0 million. Sales, if any, of our shares of common stock will be made primarily in “at-the-market” offerings, as defined in Rule 415 under the Securities Act of 1933, as amended. The shares of common stock will be offered and sold pursuant to our registration statement on Form S-3 and a related prospectus supplement, both filed with the SEC on August 28, 2018.  We intend to use substantially all of the net proceeds from any sale of shares of our common stock to repay outstanding borrowings or for working capital and other general corporate purposes, which may include investments.  There were no shares of our common stock sold under the ATM Agreement during the quarter ended September 30, 2018.

Facility acquisitions, development, and capital expenditures

Effective January 1, 2018, we closed on the acquisition of RMOMS which provides non-residential correctional alternatives, including electronic monitoring and case management services, to municipal, county, and state governments in eight states.  The aggregate purchase price was $7.0 million, excluding transaction-related expenses.  The acquisition was financed with cash on hand and cash from our revolving credit facility.

On January 19, 2018, we acquired the 261,000 square-foot Capital Commerce Center, located in Tallahassee, Florida for a purchase price of $44.7 million, excluding transaction-related costs and certain closing credits. The acquisition was financed with the Capital Commerce Note, cash on hand, and cash from our revolving credit facility.

On January 24, 2018, we entered into a 20-year lease agreement with the KDOC for a 2,432-bed correctional facility we are constructing in Lansing, Kansas, for a total project cost of approximately $155.0 million to $165.0 million.  Construction of the facility is being funded with proceeds from the Kansas Notes, as previously described herein. As of September 30, 2018, we have capitalized $31.8 million associated with the construction project. This transaction represents the first development of a privately owned, build-to-suit correctional facility to be operated by a government agency through a long-term lease agreement.  We will be responsible for facility maintenance throughout the 20-year term of the lease, at which time ownership will revert to the State.  Construction of the new facility commenced in the first quarter of 2018 with a timeline for completion of approximately 24 months.  With the extensively aged criminal justice infrastructure in the U.S. today, we believe we can bring our flexible solutions like this to other government agencies.

On July 17, 2018, we completed the acquisition of a portfolio of twelve properties for $12.0 million, excluding transaction-related costs, 100% leased to the U.S. Federal Government through the GSA on behalf of the SSA, the Department of Homeland Security and

ICE.  Since this was a portfolio acquisition, we may elect to market up to three of the properties for sale.  The acquisition was financed with cash on hand and cash from our revolving credit facility.

On August 23, 2018, we acquired a 541,000 square-foot SSA office building in Baltimore, Maryland for a total purchase price of $242.0 million, excluding transaction-related costs and certain closing credits.  The office building was purpose built to SSA specifications in 2014 under a 20-year firm term GSA lease expiring in January 2034.  The acquisition was financed by the assumption of the SSA-Baltimore Note, cash on hand, and cash from our revolving credit facility.

On September 21, 2018, we acquired a 217,000 square-foot, steel frame warehouse in Dayton, Ohio for $6.9 million, excluding transaction-related costs and certain closing credits, that was built-to-suit for the NARA in 2002.  The building is 100% leased to the GSA on behalf of NARA through January 2023 and includes two additional 10-year renewal options.  The building provides 1.2 million cubic feet of storage space, approximately 90% of which is dedicated to archives of the IRS.  The acquisition was financed with cash on hand and cash from our revolving credit facility.

As a result of long-standing demand from the USMS and ICE, and limited detention capacity in the Southwest region of the United States, during the fourth quarter of 2018, we obtained permits necessary to expand our 1,482-bed Otay Mesa Detention Center in San Diego, California by 512 beds.  The expansion is expected to be complete during the fourth quarter of 2019 at an estimated cost of approximately $43.0 million, including $5.8 million incurred through September 30, 2018 for architectural and related costs.  Both the USMS and ICE currently utilize the Otay Mesa Detention Center under an existing contract that enables both agencies to utilize the additional capacity without any contract modifications.

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

Several of our existing federal and state partners, as well as prospective state partners, are experiencing growth in offender populations and overcrowded conditions, or are considering alternative correctional capacity for their aged or inefficient infrastructure.  Competing budget priorities often impede our customers' ability to construct new prison beds of their own or update older facilities, which we believe could result in further need for private sector prison capacity solutions in the long-term. Over the long-term, we would like to see meaningful utilization of our available capacity and better visibility from our customers into their potential future needs before we develop new prison capacity on a speculative basis. We will, however, respond to customer demand and may develop or expand correctional and detention facilities when we believe potential long-term returns justify the capital deployment, like the aforementioned expansion of our Otay Mesa Detention Center.  We expect to continue to pursue investment opportunities in residential reentry centers and are in various stages of due diligence to complete additional acquisitions. The transactions that have not yet closed will also be subject to various customary closing conditions, and we can provide no assurance that any such transactions will ultimately be completed.  We are also pursuing additional investment opportunities in other real estate assets with a bias toward those used to provide mission-critical governmental services, as well as other businesses that expand the range of solutions we provide to government partners, and expect to complete additional acquisitions that would further diversify our cash flows and generate attractive risk-adjusted returns for our shareholders.  Although we may finance such acquisitions with non-recourse secured debt, we will continue to pursue acquisitions financed with a combination of cash on hand, capacity under our revolving credit facility, unsecured debt, and equity.

Operating Activities

Our net cash provided by operating activities for the nine months ended September 30, 2018 was $284.6 million, compared with $264.1 million for the same period in the prior year. Cash provided by operating activities represents the year to date net income plus depreciation and amortization, changes in various components of working capital, and various non-cash charges.

Investing Activities

Our cash flow used in investing activities was $230.6 million for the nine months ended September 30, 2018 and was primarily attributable to capital expenditures during the nine-month period of $79.9 million, including expenditures for facility development and expansions of $35.8 million and $44.1 million for facility maintenance and information technology capital expenditures.  Our cash flow used in investing activities also included $161.1 million primarily attributable to the acquisitions of RMOMS and Capital

Commerce Center in the first quarter of 2018, and the acquisitions of a portfolio of twelve leased properties, the SSA-Baltimore office building, and the NARA property in the third quarter of 2018, all as previously described herein. Our cash flow used in investing activities was $81.8 million for the nine months ended September 30, 2017 and was primarily attributable to capital expenditures during the nine-month period of $51.7 million, including expenditures for facility development and expansions of $16.5 million and $35.2 million for facility maintenance and information technology capital expenditures.  Our cash flow used in investing activities also included $29.2 million attributable to the acquisitions of two residential reentry centers in the first quarter of 2017, the acquisition of Center Point in the second quarter of 2017, and the acquisitions of NBTC and a portfolio of four leased properties in the third quarter of 2017.

Financing Activities

Cash flow used in financing activities was $1.4 million for the nine months ended September 30, 2018 and was primarily attributable to dividend payments of $153.0 million and $2.5 million for the purchase and retirement of common stock that was issued in connection with equity-based compensation.  In addition, cash flow used in financing activities included $5.0 million of scheduled principal repayments under our Term Loan and non-recourse mortgage notes and $6.0 million of payments of debt issuance and other refinancing and related costs.  These payments were partially offset by $167.4 million of net proceeds from the issuance of debt and principal repayments under our revolving credit facility and the proceeds from the issuances of the Capital Commerce Note and the Kansas Notes.

Cash flow used in financing activities was $177.4 million for the nine months ended September 30, 2017 and was primarily attributable to dividend payments of $150.7 million and $5.8 million for the purchase and retirement of common stock that was issued in connection with equity-based compensation.  In addition, cash flow used in financing activities included $18.0 million of net repayments under our revolving credit facility and $7.5 million of scheduled principal repayments under our Term Loan.  These payments were partially offset by the receipt of $6.5 million associated with the exercise of outstanding stock options.

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

Our reconciliation of net income to FFO and Normalized FFO for the three and nine months ended September 30, 2018 and 2017 is as follows (in thousands):

	For the Three Months Ended September 30,
FUNDS FROM OPERATIONS:	2018	2017
Net income	$40,994	$41,178
Depreciation and amortization of real estate assets	25,460	23,762
Impairment of real estate assets	—	355
Funds From Operations	66,454	65,295
Charges associated with adoption of tax reform	1,024	—
Expenses associated with mergers and acquisitions	994	1,093
Normalized Funds From Operations	$68,472	$66,388

	For the Nine Months Ended September 30,
FUNDS FROM OPERATIONS:	2018	2017
Net income	$117,968	$136,700
Depreciation and amortization of real estate assets	74,789	71,417
Impairment of real estate assets	1,580	355
Funds From Operations	194,337	208,472
Expenses associated with debt refinancing transactions	1,016	—
Charges associated with adoption of tax reform	1,024	—
Expenses associated with mergers and acquisitions	2,333	1,524
Goodwill and other impairments	—	259
Normalized Funds From Operations	$198,710	$210,255

Contractual Obligations

The following schedule summarizes our contractual cash obligations for the applicable indicated period as of September 30, 2018 (in thousands):

	Payments Due By Year Ended December 31,
	2018 (remainder)	2019	2020	2021	2022	Thereafter	Total
Long-term debt	$2,857	$14,121	$343,849	$20,337	$274,231	$1,123,289	$1,778,684
Interest on senior and mortgage notes	29,010	61,887	54,879	47,857	47,524	117,278	358,435
Contractual facility developments and other commitments	28,785	91,863	11,012	—	—	—	131,660
South Texas Family Residential Center	12,806	50,808	50,947	36,888	—	—	151,449
Operating leases	1,083	2,729	3,502	4,063	3,289	23,936	38,602
Total contractual cash obligations	$74,541	$221,408	$464,189	$109,145	$325,044	$1,264,503	$2,458,830

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

We had $23.7 million of letters of credit outstanding at September 30, 2018 primarily to support our requirement to repay fees and claims under our self-insured workers' compensation plan in the event we do not repay the fees and claims due in accordance with the terms of the plan, as well as letters of credit to support our requirement to fund the timely completion of construction of the Lansing Correctional Facility and related debt service.  The letters of credit are renewable annually.  We did not have any draws under any outstanding letters of credit during the nine months ended September 30, 2018 or 2017.

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

Our primary market risk exposure is to changes in U.S. interest rates.  We are exposed to market risk related to our revolving credit facility and Term Loan because the interest rates on our revolving credit facility and Term Loan are subject to fluctuations in the market.  If the interest rate for our outstanding indebtedness under the revolving credit facility and Term Loan was 100 basis points higher or lower during the three and nine months ended September 30, 2018, our interest expense, net of amounts capitalized, would have been increased or decreased by $0.9 million and $2.5 million, respectively.

As of September 30, 2018, we had outstanding $325.0 million of senior notes due 2020 with a fixed interest rate of 4.125%, $350.0 million of senior notes due 2023 with a fixed interest rate of 4.625%, $250.0 million of senior notes due 2022 with a fixed interest rate of 5.0%, and $250.0 million of senior notes due 2027 with a fixed interest rate of 4.75%. We also had $23.7 million outstanding under the Capital Commerce Note with a fixed interest rate of 4.5%, $35.4 million outstanding under the Kansas Notes with a fixed interest rate of 4.43%, and $156.8 million outstanding under the SSA-Baltimore Note with a fixed interest rate of 4.5%.  Because the interest rates with respect to these instruments are fixed, a hypothetical 100 basis point increase or decrease in market interest rates would not have a material impact on our financial statements.

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

On December 18, 2017, the District Court denied our motion to dismiss.  The case is in fact discovery, and the parties are currently briefing class certification. We believe the lawsuit is entirely without merit and intend to vigorously defend against it. In addition, we maintain insurance, with certain self-insured retention amounts, to cover the alleged claims which may mitigate the risk such litigation would have a material adverse effect on our financial condition, results of operations, or cash flows.

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

Date: November 6, 2018
/s/ Damon T. Hininger
Damon T. Hininger
President and Chief Executive Officer

/s/ David M. Garfinkle
David M. Garfinkle
Executive Vice President, Chief Financial Officer, and Principal Accounting Officer