Form 10-K
period 2018-12-31
CoreCivic, Inc.
filed 2019-02-25
CIK 1070985

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

The aggregate market value of the shares of the registrant's Common Stock held by non-affiliates was approximately $2,812,592,730 as of June 30, 2018 based on the closing price of such shares on the New York Stock Exchange on that day.  The number of shares of the registrant's Common Stock outstanding on February 14, 2019 was 118,671,077.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant's definitive Proxy Statement for the 2019 Annual Meeting of Stockholders, currently scheduled to be held on May 16, 2019, are incorporated by reference into Part III of this Annual Report on Form 10-K.

CORECIVIC, INC.

FORM 10-K

For the fiscal year ended December 31, 2018

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

Structured as a REIT, we are the nation's largest owner of partnership correctional, detention, and residential reentry facilities and one of the largest prison operators in the United States.  We also believe we are the largest private owner of real estate used by U.S. government agencies.  As of December 31, 2018, through our CoreCivic Safety segment, we operated 51 correctional and detention facilities, 44 of which we owned, with a total design capacity of approximately 73,000 beds. Through our CoreCivic Community segment, we owned and operated 26 residential reentry centers with a total design capacity of approximately 5,000 beds.  In addition, through our CoreCivic Properties segment, we owned 27 properties leased to third parties and used by government agencies, totaling 2.3 million square feet.

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

Our ongoing operations are organized into three principal business segments:

•

CoreCivic Safety segment, consisting of 51 correctional and detention facilities that are owned, or controlled via a long-term lease, and managed by CoreCivic, as well as those correctional and detention facilities owned by third parties but managed by CoreCivic. CoreCivic Safety also includes the operating results of our subsidiary that provides transportation services to governmental agencies, TransCor America, LLC, or TransCor.

•

CoreCivic Community segment, consisting of 26 residential reentry centers that are owned, or controlled via a long-term lease, and managed by CoreCivic.  CoreCivic Community also includes the operating results of our electronic monitoring subsidiaries, Rocky Mountain Offender Management Systems, LLC, or RMOMS, and Recovery Monitoring Solutions Corporation, or RMSC.

•	CoreCivic Properties segment, consisting of 27 real estate properties owned by CoreCivic and leased to, and operated by, third parties.

For the years ended December 31, 2018, 2017, and 2016, our total facility net operating income, which we define as a facility's revenues less operating expenses, was divided among our three business segments as follows:

	For the Years Ended December 31,
	2018	2017	2016
Segment:
Safety	87.1%	90.0%	91.6%
Community	4.8%	4.4%	3.2%
Properties	8.1%	5.6%	5.2%

Our customers primarily consist of federal, state, and local government agencies.  Federal correctional and detention authorities primarily consist of the Federal Bureau of Prisons, or the BOP, the United States Marshals Service, or the USMS, and ICE.  Payments by federal correctional and detention authorities represented 48%, 48%, and 52% of our total revenue for the years ended December 31, 2018, 2017, and 2016, respectively.

Our customer contracts for providing bed capacity and correctional, detention, and residential reentry services in our CoreCivic Safety and CoreCivic Community segments typically have terms of three to five years and contain multiple renewal options.  Most of our facility contracts also contain clauses that allow the government agency to terminate the contract at any time without cause, and our facility contracts are generally subject to annual or bi-annual legislative appropriations of funds.  Notwithstanding these termination clauses, the contract renewal rate for properties we owned in these segments was 95% over the five years ended December 31, 2018. The government lease agreements in our CoreCivic Properties segment typically have terms of five to twenty years including renewal options, and generally have more restrictive termination clauses. At December 31, 2018, the lease agreements in our CoreCivic Properties segment had a weighted average lease term of 6.5 years remaining.

In our CoreCivic Safety and CoreCivic Community segments, we are compensated for providing bed capacity and correctional, detention, and residential reentry services at a per diem rate based upon actual or minimum guaranteed occupancy levels.  Occupancy rates for a particular facility are typically low when first opened or immediately following an expansion.  However, beyond the start-up period, which typically ranges from 90 to 180 days, the occupancy rate tends to stabilize.  The average compensated occupancy of our correctional, detention, and residential reentry facilities, based on rated capacity was as follows for the years 2018, 2017, and 2016:

	2018	2017	2016
CoreCivic Safety facilities	81%	80%	79%
CoreCivic Community facilities	80%	80%	75%
Total	81%	80%	79%

The average compensated occupancy of our CoreCivic Safety and CoreCivic Community facilities, excluding idled facilities, was 93%, 91%, and 88% for the years 2018, 2017, and 2016, respectively.

In our CoreCivic Properties segment, we own properties leased to third parties and used by government agencies where our occupancy percentage is based on leased square feet rather than bed capacity.  The occupancy of these facilities was as follows for the years 2018, 2017, and 2016:

	2018	2017	2016
Leased portfolio	100%	100%	100%

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

Reentry programs.

We believe a focus on inmate reentry provides great benefits for our communities – more people living healthy and productive lives and contributing to strong families and local economies.  We have committed to evolving our model with an increased focus on reentry services, and we are working hard to equip the men and women in our care with the services, support, and resources they need to be successful upon reentry.

We provide a wide range of evidence-based reentry programs and activities in our facilities.  At most of the facilities we manage, offenders have the opportunity to enhance their basic education from literacy through earning a high school equivalency diploma endorsed by their respective state. In some cases, we also provide opportunities for postsecondary educational achievements and chances to participate in college correspondence classes.  A number of our facilities that care for non-citizens offer adult education curricula recognized by several nations to which these offenders may return, including a curriculum offered in conjunction with the Mexican government.  We also provide the Adult Education in Spanish program for offenders with that specific language need.

For the offenders who are close to taking their high school equivalency exam (either the GED or the HiSET), we have invested in the equipment needed to use the GED/HiSET Academy software program, which is an offline software program providing over 200 hours of individualized lessons up to the 12th grade. The GED/HiSET Academy incorporates teaching best practices and provides an atmosphere to engage and motivate students to learn everything they need to know to pass the GED/HiSET exam. As an example of the impact we are having, during 2018, the number of offenders in our facilities who passed high school equivalency exams totaled 1,653.  From July 2017 through June 2018, our Crowley County Correctional Facility led the state system in Colorado in GED completions.  According to research from the independent RAND Corporation, "Evaluating the Effectiveness of Correctional Education" published in 2013, inmates who obtain GEDs while in prison are 30% less likely to return to prison.

In addition, we offer a broad spectrum of career/technical education opportunities to help individuals learn marketable job skills. Our trade programs are certified by the National Center for Construction Education and Research, or NCCER.  NCCER establishes the curriculum and certification for over 4,000 construction and trade organizations.  Graduates of these programs enter the job market with certified skills that significantly enhance employability.  According to research conducted by the RAND Corporation, inmates who complete vocational training are 28% more likely to find a job after release. During 2018, 4,712 offenders in facilities we manage earned career and technical education certificates.  We are proud of the educational programs we offer and intend to maintain and continue to develop such programs. For example, in 2018, through a partnership with Fuel Education, a company that specializes in digital learning opportunities, we began offering an online Information Support and Services computer program at our Lee Adjustment Center in Kentucky. This program allows students to enhance their computer knowledge and was developed in coordination with the Kentucky Department of Corrections, our government partner at the Lee facility.  Students who successfully complete the approximate 10-month program will be awarded a base National Occupational Competency Testing Institute, or NOCTI, credential with the opportunity to earn an advanced NOCTI credential in the future.  In addition, near the end of 2016, our Coffee and Wheeler facilities in Georgia implemented state-of-the-art Diesel Maintenance and Welding programs in coordination with the Georgia Department of Corrections, enabling students to earn trade certificates from nearby community colleges.  As of December 31, 2018, these programs have graduated 49 from the Diesel Maintenance program and 103 from the Welding program.

For those with assessed substance use disorders, we offer cognitive evidence-based treatment programs with proven clinical outcomes, such as the Residential Drug Abuse Program.  We offer both Residential Therapeutic Community models and intensive outpatient programs.  We also offer drug and alcohol use education/DWI programs at some of our locations.  Our goal in providing substance use treatment is to stimulate internal motivation for change and progress through the stages of change so that lasting behavioral alterations can occur.  Our drug and alcohol education programs help participants understand their relationships with drugs and alcohol and the links between drug and alcohol use and crime, as well as assisting them in making better choices that can lead to healthier relationships in their lives.  According to a study performed by the California Department of Corrections and Rehabilitation, or CDCR, inmates who complete addiction treatment in prison are 50% less likely to return to prison.  In 2018, 2,023 offenders in our care completed substance use disorder programming.

Additional program offerings include our Victim Impact Programs, available at a number of our facilities, which seek to educate offenders about the negative effects their criminal conduct can have on others.  Currently, 22 of our facilities have received training to offer Victim Impact Programs to offenders in both secure and community sites.  In 2018, 996 offenders successfully completed Victim Impact Programs.  All of our facilities offer opportunities for worship and/or study for a wide range of faith traditions represented in our populations.  Additionally, in many facilities, we offer faith-based programs, with an emphasis on reentry, character development, and spiritual growth.  During 2017, we transitioned to the Threshold Program, a multi-faith, evidence-based model, for our faith-based reentry component. In 2018, 868 offenders in our care successfully completed the Threshold Program.

Our Reentry and Life Skills programs prepare individuals for life after incarceration by teaching them how to successfully conduct a job search, how to manage their budget and financial matters, parenting skills, and relationship and family skills.   Equally significant, we offer cognitive behavioral programs aimed at changing anti-social attitudes and behaviors in offenders, with a focus on altering the level of criminal thinking.  In 2017, we introduced a comprehensive reentry strategy we call "Go Further", a forward thinking, process approach to reentry.  "Go Further" embraces all facility reentry programs, adds a proprietary cognitive/behavioral curriculum, and encourages staff and offenders to take a collaborative approach to assist in reentry preparation.  "Go Further" is currently in place in 13 of our facilities, with plans to add additional facilities in 2019.  As of December 31, 2018, offenders in our care had completed 2,521 cognitive/behavioral evidence-based journals in preparation for returning to their communities.

Across the country, our dedicated staff, along with the assistance of thousands of volunteers, work to provide guidance, direction, and post-incarceration services to the men and women in our care.  We believe these critical reentry programs help fight the serious challenge of recidivism facing the United States.

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

In addition, we provide day-reporting and outpatient substance abuse treatment programs at some of our community corrections facilities.  These programs, depending on the needs of the offender, can provide cognitive behavioral-based programs to assist in the offender's successful reentry while holding the individual accountable while living in the community.

Lastly, we also provide a number of non-residential correctional alternative services, including electronic monitoring and case management services, under our CoreCivic Community segment.  Governmental customers use electronic monitoring products and services to monitor low risk offenders as a way to help reduce overcrowding in correctional facilities, as a monitoring and sanctioning tool, and to promote public safety by imposing restrictions on movement and serving as a deterrent for alcohol usage.  Providing these non-residential services is a natural complement to our broad network of residential reentry facilities and can help keep individuals from going back to prison or being incarcerated in the first place.

Ultimately, the work we do is intended to give people the tools to reintegrate with their communities permanently.  We are proud of the teachers, counselors, case managers, chaplains, and other inmate support service professionals who provide these extensive services to the men and women entrusted in our care.

To further underscore our long-term commitment to reducing recidivism, in October 2017, we announced that we launched a nationwide initiative to advocate for a range of government policies that will help former offenders successfully reenter society and stay out of prison. We believe that as successful as we may be with our work inside our facilities, offenders still face embedded societal barriers when they return to their communities.  Supporting recidivism-reducing policies is one way we can bridge the gap and give the men and women entrusted in our care a better opportunity at never returning to prison.  As part of the initiative, we apply government relations resources and expertise to advocate for the following policies:

•	"Ban-the-Box" proposals to help improve former inmates' chances at getting a job;
•	Reduced legal barriers to make it easier and less risky for companies to hire former inmates;
•	Increased funding for reentry programs in areas such as education, addiction treatment, faith-based offerings, victim impact and post-release employment; and
•	Social impact bond pilot programs that tie contractor payments to positive outcomes.

Operating guidelines.

The American Correctional Association, or ACA, is an independent organization comprised of corrections professionals that establishes accreditation standards for correctional and detention institutions.  Outside agency standards, such as those established by the ACA, provide us with the industry's most widely accepted operational guidelines.  ACA accredited facilities must be audited and re-accredited at least every three years.  We have sought and received ACA accreditation for 37, or approximately 93%, of the eligible facilities we operated as of December 31, 2018, excluding our residential reentry facilities.  During 2018, 15 of the facilities we manage were re-accredited by the ACA with an average score of 99.6%, making our portfolio average 99.5%.

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

The QAD employs a team of full-time auditors, who are subject matter experts from all major disciplines within institutional operations.  Annually, without advance notice, QAD auditors conduct on-site evaluations of each CoreCivic Safety facility we operate using specialized audit tools, typically containing more than 1,000 audit indicators across all major operational areas.  In most instances, these audit tools are tailored to facility and partner specific requirements.  In addition, audit teams often work with facilities to address specific areas of need, such as meeting requirements of new partner contracts or providing detailed training of new departmental managers.

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

In addition to our own internal audit and contract compliance efforts, we are also subject to oversight by our government partners.  As part of their standard monitoring and compliance programs, approximately 65% of our partners conduct formal contract-compliance audits and inspections at least annually.  In addition to these annual audits of our facilities, many partners conduct additional area-specific operational audits and inspections on a more frequent basis, including monthly, quarterly, and semi-annually.  Some of these audits and facility inspections by our partners are conducted on an unannounced basis. A significant number of our contracts with federal and state partners also have on-site contract monitors. These individuals are employed by the government partner to monitor performance and contract compliance at our facilities on a continuous basis.  In 2018, our government partners conducted over 260 annual, semi-annual, quarterly, and monthly compliance audits and inspections at our CoreCivic Safety facilities.

Business Development

We believe we own, or control via a long-term lease, approximately 59% of all privately owned prison beds in the United States, manage nearly 39% of all privately managed prison beds in the United States, and are currently the second largest private owner and provider of community corrections services in the nation.  We also believe that we are the largest private owner of real estate used by U.S. government agencies.  Under the direction of our partnership development department, we market our facilities and services to government agencies responsible for federal, state, and local correctional, detention, and residential reentry facilities in the United States.  Under the direction of our real estate department, we intend to continue pursuing the acquisition and development of additional correctional, detention, and residential reentry facilities, as well as other government-leased real estate assets with a bias toward those used to provide mission-critical governmental services that we believe have a favorable investment return, diversify our cash flows, and increase value to our stockholders.

We execute cross-departmental efforts to market CoreCivic Safety solutions to government partners that seek corrections and detention management services, CoreCivic Community solutions to government partners seeking residential reentry services, and CoreCivic Properties solutions to customers that need real estate and maintenance services.  We also offer government partners a combination of these business offerings, and currently have two government partners utilizing all three.

As indicated by the following chart, business from our federal customers, including primarily the BOP, USMS, and ICE, continues to be a significant component of our business, although the source of revenue is derived from many contracts at various types of properties, i.e. correctional, detention, reentry, and leased.  The USMS and ICE accounted for 10% or more of our total revenue during the last three years.

Certain of our contracts with federal partners contain clauses that guarantee the federal partner access to a minimum bed capacity in exchange for a fixed monthly payment.  However, these contracts also generally provide the government the ability to cancel the contract for non-appropriation of funds or for convenience.

The solutions we provide to our federal customers continue to be a significant component of our business, yet remained stable as a percentage of our total revenue during 2018 when compared to 2017. We believe our ability to provide flexible solutions and fulfill emergent needs of our federal customers would be very difficult and costly to replicate in the public sector.

State revenues from contracts at correctional, detention, and residential reentry facilities that we operate constituted 39%, 41%, and 38% of our total revenue during 2018, 2017, and 2016, respectively, and decreased 2.9% from $727.8 million during 2017 to $706.8 million during 2018.  No state partner accounted for 10% or more of our total revenue during these years.

Several of our state partners are projecting improvements in their budgets which has helped us secure recent per diem increases at certain facilities.  Further, several of our existing state partners, as well as prospective state partners, are experiencing growth in inmate populations and overcrowded conditions, or are considering alternative correctional capacity for their aged and inefficient infrastructure.  Although we can provide no assurance that we will enter into any new contracts, we believe we are well positioned to provide states with needed bed capacity, as well as the programming and reentry services they are seeking.  Over the previous 24 months, we have entered into new contracts with Ohio, Kentucky, Nevada, South Carolina, Kansas, and Vermont, while Wyoming has begun utilizing an existing contract it had not utilized in nearly a decade.

We believe the long-term growth opportunities of our business remain attractive as government agencies consider their emergent needs, as well as the efficiency and offender programming opportunities we provide, as flexible solutions to satisfy our partners' needs.  Further, we expect our partners to continue to face challenges in maintaining old facilities, developing new facilities, and expanding current facilities for additional capacity, which could result in increased future demand for the solutions we provide. Finally, as further described hereafter, we continue to identify attractive investment opportunities for government-leased properties, and expect to complete additional acquisitions that will diversify our cash flows, generate attractive risk-adjusted returns for our shareholders, and broaden the solutions we are able to provide to our partners.

We believe that we can further develop our business by, among other things:

•

Maintaining and expanding our existing customer relationships and filling existing beds within our facilities, while maintaining an adequate inventory of available beds that we believe provides us with flexibility and a competitive advantage when bidding for new management contracts;

•	Enhancing the terms of our existing contracts and expanding the services we provide under those contracts;
•	Pursuing additional opportunities to lease our facilities to government and other third-party operators in need of correctional, detention, and residential reentry capacity;
•	Pursuing mission-critical real estate solutions for government agencies including, but not limited to, corrections and detention real estate assets;
•	Pursuing other asset acquisitions and business combinations through transactions with non-government third parties;
•	Maintaining and expanding our focus on community corrections and reentry programming that align with the needs of our government partners;
•	Pursuing additional opportunities that expand the scope of non-residential correctional alternative solutions we provide to government agencies; and
•	Establishing relationships with new customers that have either previously not outsourced their correctional facility management needs or have utilized other private enterprises.

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

Frequently, government agencies responsible for correctional, detention, and residential reentry facilities and services procure space and services through solicitations or competitive procurements.  As part of our process of responding to such requests, members of our management team meet with the appropriate personnel from the agency making the request to best determine the agency's needs.  If the project fits within our strategy, we submit a written response. A typical solicitation or competitive procurement requires bidders to provide detailed information, including, but not limited to, the space and services to be provided by the bidder, its experience and qualifications, and the price at which the bidder is willing to provide the facility and services (which services may include the purchase, renovation, improvement or expansion of an existing facility or the planning, design and construction of a new facility). The requesting agency selects a provider believed to be able to provide the requested bed capacity, if needed, and most qualified to provide the requested services, and then negotiates the price and terms of the contract with that provider.

2018 Accomplishments

In 2018, we entered into a number of new contracts, renewed several other significant contracts, and completed numerous other transactions and milestones, including the following:

CoreCivic Safety:

•	Accepted approximately 100 offenders from the state of Wyoming at our 2,672-bed Tallahatchie County Correctional Facility in Mississippi under an out-of-state contract not used since 2010.
•	Executed a new contract with the state of South Carolina to house up to 48 offenders at our Tallahatchie County Correctional Facility.
•

Executed a new contract with the USMS to care for up to 1,350 offenders at our Tallahatchie County Correctional Facility.  The initial term of the contract, which also authorizes ICE to utilize available capacity, continues through June 2020, with unlimited two-year extension options thereafter upon mutual agreement.

•

Executed a new agreement with ICE to care for approximately 1,000 adult detainees at our 3,060-bed La Palma Correctional Center in Arizona, although ICE may use additional capacity, if available.  The new agreement has an indefinite term, subject to termination by either party with 90 days' written notice.

•

Executed a new contract with the Vermont Department of Corrections to care for up to 350 of the State's offenders at our Tallahatchie County Correctional Facility.  The contract has an initial term of two years, with one additional two-year extension option thereafter upon mutual agreement.

CoreCivic Community:

•

Completed the acquisition of RMOMS which provides non-residential correctional alternatives, including electronic monitoring and case management services, to municipal, county, and state governments in seven states.

•

Completed the acquisition of RMSC which provides non-residential correctional alternatives, including electronic monitoring and case management services, to municipal, county, and state governments in four states.

CoreCivic Properties:

•

Completed the acquisition of the 261,000 square-foot Capital Commerce Center, located in Tallahassee, Florida.  Capital Commerce Center is 98% leased, including 87% leased to the state of Florida on behalf of the Florida Department of Business and Professional Regulation.

•

Entered into a 20-year lease agreement with the Kansas Department of Corrections, or KDOC, for a 2,432-bed correctional facility we are constructing in Lansing, Kansas. The new facility will replace the Lansing Correctional Facility, the State's largest correctional complex for adult male inmates, originally constructed in 1863.

•

Completed the acquisition of a portfolio of twelve properties which are 100% leased to the U.S. Federal Government through the General Services Administration, or GSA, an independent agency of the United States government, on behalf of the Social Security Administration, or SSA, the Department of Homeland Security, or DHS, and ICE.

•

Completed the acquisition of a 541,000 square-foot SSA office building in Baltimore Maryland, or SSA-Baltimore.  The office building was purpose built to SSA specifications in 2014 under a 20-year firm term lease expiring in January 2034.

•

Completed the acquisition of a 217,000 square-foot, steel frame property in Dayton, Ohio that was built-to-suit for the National Archives and Records Administration, or NARA, in 2002.  The building is 100% leased to the GSA on behalf of NARA through January 2023 and includes two additional 10-year renewal options.  The building provides 1.2 million cubic feet of storage space, approximately 90% of which is dedicated to archives of the Internal Revenue Service, or IRS.

Corporate and Other:

•

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

•

Priced and closed on $159.5 million in aggregate principal amount of non-recourse senior secured notes in a private placement.  Proceeds of the private placement, which are drawn on quarterly funding dates, are being used to fund construction of the aforementioned Lansing Correctional Facility, along with costs and expenses of the project.  The non-recourse senior secured notes, or Kansas Notes, have a yield to maturity of 4.43% and are scheduled to mature in January 2040.

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

Our facilities can also be classified according to their primary function.  The primary functional categories are:

•

Correctional Facilities.  Correctional facilities care for and provide contractually agreed upon programs and services to sentenced adult prisoners, typically prisoners on whom a sentence in excess of one year has been imposed.

•

Detention Facilities.  Detention facilities care for and provide contractually agreed upon programs and services to (i) individuals being detained by ICE, (ii) individuals who are awaiting trial who have been charged with violations of federal criminal law (and are therefore in the custody of the USMS) or state criminal law, and (iii) prisoners who have been convicted of crimes and on whom a sentence of one year or less has been imposed.

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

Facilities and Facility Management Contracts

As of December 31, 2018, through our CoreCivic Safety segment, we operated 51 correctional and detention facilities, 44 of which we owned and managed and seven of which we managed, but were owned by our government partners.  Through our CoreCivic Community segment, we also owned and managed 26 residential reentry centers.  Owned and managed facilities include facilities placed into service that we own or control via a long-term lease and manage.  In addition, through our CoreCivic Properties segment, we owned 27 properties leased to third parties and used by government agencies.  The following table includes certain information regarding each facility, including the term of the primary customer contract related to such facility, or, in the case of facilities we owned but leased to a third-party operator, the term of such lease.

Facility Name	Primary Customer	Design Capacity (A)	Security Level	Facility Type (B)	Term	Remaining Renewal Options (C)
CoreCivic Safety Facilities:

Safety - Owned and Managed:
Central Arizona Florence Correctional Complex	USMS	4,128	Multi	Detention	Sep-23	(1) 5 year
Florence, Arizona

Eloy Detention Center	ICE	1,500	Medium	Detention	Indefinite	—
Eloy, Arizona

La Palma Correctional Center	State of California	3,060	Multi	Correctional	Jun-19	Indefinite
Eloy, Arizona

Red Rock Correctional Center (D)	State of Arizona	2,024	Medium	Correctional	Jul-26	(2) 5 year
Eloy, Arizona

Saguaro Correctional Facility	State of Hawaii	1,896	Multi	Correctional	Jun-19	(2) 1 year
Eloy, Arizona

Leo Chesney Correctional Center	—	240	—	—	—	—
Live Oak, California

Otay Mesa Detention Center	ICE	1,482	Minimum/	Detention	Jun-20	(1) 3 year
San Diego, California			Medium

Bent County Correctional Facility	State of Colorado	1,420	Medium	Correctional	Jun-19	—
Las Animas, Colorado

Crowley County Correctional Facility	State of Colorado	1,794	Medium	Correctional	Jun-19	—
Olney Springs, Colorado

Huerfano County Correctional Center	—	752	Medium	Correctional	—	—
Walsenburg, Colorado

Kit Carson Correctional Center	—	1,488	Medium	Correctional	—	—
Burlington, Colorado

Coffee Correctional Facility (E)	State of Georgia	2,312	Medium	Correctional	Jun-19	(15) 1 year
Nicholls, Georgia

Facility Name	Primary Customer	Design Capacity (A)	Security Level	Facility Type (B)	Term	Remaining Renewal Options (C)

Jenkins Correctional Center (E)	State of Georgia	1,124	Medium	Correctional	Jun-19	(16) 1 year
Millen, Georgia

McRae Correctional Facility	BOP	1,978	Medium	Correctional	Nov-20	(1) 2 year
McRae, Georgia

Stewart Detention Center	ICE	1,752	Medium	Detention	Indefinite	—
Lumpkin, Georgia

Wheeler Correctional Facility (E)	State of Georgia	2,312	Medium	Correctional	Jun-19	(15) 1 year
Alamo, Georgia

Leavenworth Detention Center	USMS	1,033	Maximum	Detention	Dec-21	(1) 5 year
Leavenworth, Kansas

Lee Adjustment Center	Commonwealth of	816	Multi	Correctional	Jun-19	(2) 1 year
Beattyville, Kentucky	Kentucky

Marion Adjustment Center	—	826	Minimum/	Correctional	—	—
St. Mary, Kentucky			Medium

Southeast Kentucky Correctional Facility (F)	—	656	Minimum/	Correctional	—	—
Wheelwright, Kentucky			Medium

Prairie Correctional Facility	—	1,600	Medium	Correctional	—	—
Appleton, Minnesota

Adams County Correctional Center	BOP	2,232	Medium	Correctional	Jul-19	—
Adams County, Mississippi

Tallahatchie County Correctional Facility (G)	USMS	2,672	Multi	Correctional	Jun-20	Indefinite
Tutwiler, Mississippi

Crossroads Correctional Center (H)	State of Montana	664	Multi	Correctional	Jun-21	(1) 2 year
Shelby, Montana

Nevada Southern Detention Center	USMS	1,072	Medium	Detention	Sep-20	(2) 5 year
Pahrump, Nevada

Elizabeth Detention Center	ICE	300	Minimum	Detention	Aug-19	(2) 1 year
Elizabeth, New Jersey

Cibola County Corrections Center	USMS	1,129	Medium	Detention	Indefinite	—
Milan, New Mexico

Northwest New Mexico Correctional Center	State of New Mexico	596	Multi	Correctional	Jun-20	—
Grants, New Mexico

Facility Name	Primary Customer	Design Capacity (A)	Security Level	Facility Type (B)	Term	Remaining Renewal Options (C)

Torrance County Detention Facility	—	910	Multi	Detention	—	—
Estancia, New Mexico

Lake Erie Correctional Institution (I)	State of Ohio	1,798	Medium	Correctional	Jun-32	Indefinite
Conneaut, Ohio

Northeast Ohio Correctional Center	State of Ohio	2,016	Medium	Correctional	Jun-32	Indefinite
Youngstown, Ohio

Cimarron Correctional Facility (J)	State of Oklahoma	1,692	Multi	Correctional	Jun-19	—
Cushing, Oklahoma

Davis Correctional Facility (J)	State of Oklahoma	1,670	Multi	Correctional	Jun-19	—
Holdenville, Oklahoma

Diamondback Correctional Facility	—	2,160	Multi	Correctional	—	—
Watonga, Oklahoma

Shelby Training Center	—	200	—	—	—	—
Memphis, Tennessee

Trousdale Turner Correctional Center	State of Tennessee	2,552	Multi	Correctional	Jan-21	—
Hartsville, Tennessee

West Tennessee Detention Facility	USMS	600	Multi	Detention	Sep-19	(5) 2 year
Mason, Tennessee

Whiteville Correctional Facility (K)	State of Tennessee	1,536	Medium	Correctional	Jun-21	—
Whiteville, Tennessee

Eden Detention Center	—	1,422	Medium	Correctional	—	—
Eden, Texas

Houston Processing Center	ICE	1,000	Medium	Detention	Feb-19	—
Houston, Texas

Laredo Processing Center	ICE	258	Minimum/	Detention	Jul-23	Indefinite
Laredo, Texas			Medium

South Texas Family Residential Center	ICE	2,400	—	Residential	Sep-21	—
Dilley, Texas

T. Don Hutto Residential Center	ICE	512	Medium	Detention	Jul-19	(6) 1 month
Taylor, Texas

Webb County Detention Center	ICE	480	Medium	Detention	Feb-23	—
Laredo, Texas

Facility Name	Primary Customer	Design Capacity (A)	Security Level	Facility Type (B)	Term	Remaining Renewal Options (C)

Safety - Managed Only:
Citrus County Detention Facility	Citrus County, FL	760	Multi	Detention	Sep-20	Indefinite
Lecanto, Florida

Lake City Correctional Facility	State of Florida	893	Medium	Correctional	Jun-20	Indefinite
Lake City, Florida

Marion County Jail	Marion County, IN	1,030	Multi	Detention	Dec-27	—
Indianapolis, Indiana

Hardeman County Correctional Facility	State of Tennessee	2,016	Medium	Correctional	May-18	—
Whiteville, Tennessee

Metro-Davidson County Detention Facility	Davidson County,	1,348	Multi	Detention	Jan-20	—
Nashville, Tennessee	TN

Silverdale Facilities	Hamilton County,	1,046	Multi	Detention	Sep-21	(4) 4 year
Chattanooga, Tennessee	TN

South Central Correctional Center	State of Tennessee	1,676	Medium	Correctional	Jun-19	—
Clifton, Tennessee

Facility Name	Primary Customer	Design Capacity (A)	Security Level	Facility Type (B)	Term	Remaining Renewal Options (C)

CoreCivic Community Facilities:

Oracle Transitional Center	BOP	92	—	Community	Feb-19	—
Tucson, Arizona				Corrections

CAI Boston Avenue	State of California	120	—	Community	Jun-19	(3) 1 year
San Diego, California				Corrections

CAI Ocean View	BOP	483	—	Community	May-19	(2) 1 year
San Diego, California				Corrections

Adams Transitional Center	Adams County	102	—	Community	Jun-19	—
Denver, Colorado				Corrections

Arapahoe Community Treatment Center	Arapahoe County	135	—	Community Corrections	Jun-19	—
Englewood, Colorado

Boulder Community Treatment Center	Boulder County	69	—	Community Corrections	Dec-18	—
Boulder, Colorado

Centennial Community Transition Center	Arapahoe County	107	—	Community	Jun-19	—
Englewood, Colorado				Corrections

Columbine Facility	Denver County	60	—	Community	Jun-19	—
Denver, Colorado				Corrections

Commerce Transitional Center	Adams County	136	—	Community	Jun-19	—
Commerce City, Colorado				Corrections

Dahlia Facility	Denver County	120	—	Community	Jun-19	—
Denver, Colorado				Corrections

Fox Facility and Training Center	Denver County	90	—	Community	Jun-19	—
Denver, Colorado				Corrections

Henderson Transitional Center	Adams County	184	—	Community	Jun-19	—
Henderson, Colorado				Corrections

Longmont Community Treatment Center	Boulder County	69	—	Community Corrections	Dec-18	—
Longmont, Colorado

Ulster Facility	Denver County	90	—	Community	Jun-19	—
Denver, Colorado				Corrections

Carver Transitional Center	State of Oklahoma	494	—	Community	Jun-19	(3) 1 year
Oklahoma City, Oklahoma				Corrections

Facility Name	Primary Customer	Design Capacity (A)	Security Level	Facility Type (B)	Term	Remaining Renewal Options (C)

Oklahoma City Transitional Center	State of Oklahoma	200	—	Community	Jun-19	(3) 1 year
Oklahoma City, Oklahoma				Corrections

Tulsa Transitional Center	State of Oklahoma	390	—	Community	Jun-19	(3) 1 year
Tulsa, Oklahoma				Corrections

Turley Residential Center	State of Oklahoma	289	—	Community	Jun-19	(3) 1 year
Tulsa, Oklahoma				Corrections

Austin Residential Reentry Center	BOP	116	—	Community	Apr-19	(2) 2 month
Del Valle, Texas				Corrections

Austin Transitional Center	State of Texas	460	—	Community	Aug-19	(1) 1 year
Del Valle, Texas				Corrections

Corpus Christi Transitional Center	State of Texas	160	—	Community	Aug-19	—
Corpus Christi, Texas				Corrections

Dallas Transitional Center	State of Texas	300	—	Community	Aug-19	(1) 1 year
Hutchins, Texas				Corrections

El Paso Multi-Use Facility	State of Texas	360	—	Community	Aug-19	(1) 1 year
El Paso, Texas				Corrections

El Paso Transitional Center	State of Texas	224	—	Community	Aug-19	(1) 1 year
El Paso, Texas				Corrections

Fort Worth Transitional Center	State of Texas	248	—	Community	Aug-19	(1) 1 year
Fort Worth, Texas				Corrections

Cheyenne Transitional Center	State of Wyoming	116	—	Community	Jun-20	(2) 1 year
Cheyenne, Wyoming				Corrections

Property Name	Primary Customer	Design Capacity (A)	Square Footage	Property Type (B)	Term	Remaining Renewal Options (C)
CoreCivic Properties:

ICE-Fayetteville	GSA - U.S. Immigration	—	5,000	Government-	May-27	NA
Fayetteville, Arkansas	and Customs Enforcement			Leased

SSA-Harrison	GSA - Social Security	—	11,000	Government-	Dec-22	NA
Harrison, Arkansas	Administration			Leased

SSA-Hot Springs	GSA - Social Security	—	11,000	Government-	Oct-25	NA
Hot Springs, Arkansas	Administration			Leased

California City Correctional Center	State of California	2,560	522,000	Correctional	Nov-20	Indefinite
California City, California

Long Beach Community Corrections Center	The GEO Group, Inc.	112	16,000	Community Corrections	Jun-20	(1) 5 year
Long Beach, California

Stockton Female Community Corrections Facility	WestCare California, Inc.	100	15,000	Community Corrections	Apr-21	(1) 5 year
Stockton, California

Capital Commerce Center	State of Florida - Florida Dept. of	—	261,000	Government-	Oct-27	(2) 5 year
Tallahassee, Florida	Business & Professional Regulation			Leased

Augusta Transitional Center	Georgia Department	230	29,000	Community	Jun-19	(4) 1 year
Augusta, Georgia	of Corrections			Corrections

SSA-Milledgeville	GSA - Social Security	—	9,000	Government-	Jan-20	NA
Milledgeville, Georgia	Administration			Leased

SSA-Baltimore	GSA - Social Security	—	541,000	Government-	Jan-34	NA
Baltimore, Maryland	Administration			Leased

SSA-Florissant	GSA - Social Security	—	12,000	Government-	Apr-21	NA
St Louis, Missouri	Administration			Leased

IRS-Greenville	GSA - Internal	—	13,000	Government-	Mar-24	NA
Greenville, North Carolina	Revenue Service			Leased

SSA-Rockingham	GSA - Social Security	—	8,000	Government-	Mar-25	NA
Rockingham, North Carolina	Administration			Leased

IRS-Dayton NARA	GSA - Internal	—	217,000	Government-	Jan-23	(2) 10 year
Dayton, Ohio	Revenue Service			Leased

North Fork Correctional Facility	State of Oklahoma	2,400	466,000	Correctional	Jul-21	Indefinite
Sayre, Oklahoma

SSA-McAlester	GSA - Social Security	—	9,000	Government-	May-21	NA
McAlester, Oklahoma	Administration			Leased

Property Name	Primary Customer	Design Capacity (A)	Square Footage	Property Type (B)	Term	Remaining Renewal Options (C)

SSA-Poteau	GSA - Social Security	—	6,000	Government-	Apr-22	NA
Poteau, Oklahoma	Administration			Leased

Broad Street Residential Reentry Center	The GEO Group, Inc.	150	18,000	Community Corrections	Jul-19	(4) 5 year
Philadelphia, Pennsylvania

Chester Residential Reentry Center	The GEO Group, Inc.	135	18,000	Community	Jul-19	(4) 5 year
Chester, Pennsylvania				Corrections

Roth Hall Residential Reentry Center	The GEO Group, Inc.	136	18,000	Community Corrections	Jul-19	(4) 5 year
Philadelphia, Pennsylvania

Walker Hall Residential Reentry Center	The GEO Group, Inc.	144	18,000	Community Corrections	Jul-19	(4) 5 year
Philadelphia, Pennsylvania

DHS-Chattanooga	GSA - Department of	—	5,000	Government-	Apr-20	NA
Chattanooga, Tennessee	Homeland Security			Leased

DHS-Knoxville	GSA - Department of	—	5,000	Government-	Oct-19	NA
Knoxville, Tennessee	Homeland Security			Leased

SSA-Balch Springs	GSA - Social Security	—	16,000	Government-	Nov-33	NA
Balch Springs, Texas	Administration			Leased

SSA-Bryan	GSA - Social Security	—	10,000	Government-	Mar-19	NA
Bryan, Texas	Administration			Leased

SSA-Denton	GSA - Social Security	—	10,000	Government-	Jan-26	NA
Denton, Texas	Administration			Leased

SSA-Marshall	GSA - Social Security	—	7,000	Government-	Dec-28	NA
Marshall, Texas	Administration			Leased

Facility Name	Potential Customer(s)	Design Capacity (A)	Project Description	Estimated Total Investment (in millions)	Spent through 12/31/18 (in millions)	Segment
Expansion and Development Projects:

Lansing Correctional Facility	State of Kansas	2,432	New Correctional	$155.0 - $165.0	$58.6	CoreCivic Properties
Lansing, Kansas			Facility

Otay Mesa Detention Center	USMS and ICE	512	Expansion	$43.0	$14.3	CoreCivic Safety
San Diego, California

(A)

Design capacity measures the number of beds, and accordingly, the number of offenders each facility is designed to accommodate.  Facilities housing detainees on a short-term basis may exceed the original intended design capacity due to the lower level of services required by detainees in custody for a brief period.  From time to time, we may evaluate the design capacity of our facilities based on the customers using the facilities, and the ability to reconfigure space with minimal capital outlays.  We believe design capacity is an appropriate measure for evaluating the operations in our CoreCivic Safety and CoreCivic Community segments, because the revenue generated by each facility is based on a per diem or monthly rate per offender cared for at the facility paid by the corresponding contracting governmental entity.

(B)

We manage numerous facilities that have more than a single function (i.e., housing both long-term sentenced adult prisoners and pre-trial detainees).  The primary functional categories into which facility types are identified was determined by the relative size of offender populations in a particular facility on December 31, 2018.  If, for example, a 1,000-bed facility cared for 900 adult offenders with sentences in excess of one year and 100 pre-trial detainees, the primary functional category to which it would be assigned would be that of correctional facilities and not detention facilities.  It should be understood that the primary functional category to which multi-user facilities are assigned may change from time to time.

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

(F)

The facility is subject to a deed of conveyance with the city of Wheelwright, Kentucky which includes provisions that would allow assumption of ownership by the city of Wheelwright under the following occurrences: (1) we cease to operate the facility for more than two years, (2) our failure to maintain at least one employee for a period of sixty consecutive days, or (3) a conversion to a maximum security facility based upon classification by the Kentucky Corrections Cabinet.  We have entered into an agreement with the city of Wheelwright that extends the reversion through July 31, 2020, in exchange for $20,000 per month or until we resume operations.

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

Competitive Strengths

Through our three segments, CoreCivic Safety, CoreCivic Community, and CoreCivic Properties, we offer multiple solutions to unique challenges, allowing government organizations to address their various needs while customizing the solution based on their unique circumstances.  Accordingly, we believe that we benefit from the following competitive strengths:

Largest Private Owner of Real Estate used by Government Agencies. We own, or control via a long-term lease, approximately 16.0 million square feet of real estate, all used directly or indirectly by government agencies, which we believe makes us the largest private owner of real estate used by U.S. government agencies.  Our complementary set of business assets provide critical infrastructure and services under contracts with federal, state, and local government agencies that generally have credit ratings of single-A or better, which also contributes to our steady, predictable cash flows.

In our CoreCivic Safety segment, we own, or control via a long-term lease, 13.0 million square feet of real estate used to provide innovative, comprehensive, flexible, turn-key correctional and detention services to federal, state and local government agencies.  As of December 31, 2018, our CoreCivic Safety segment operated 51 facilities, 44 of which we owned, with a total design capacity of 72,833 beds, making us the nation's largest private prison owner and one of the largest prison operators in the United States.  Eight of our prison facilities are currently idle, containing 9,814 beds, and are available for growth opportunities.  Our CoreCivic Safety segment generated 87.1% of our total facility net operating income during 2018.

In our CoreCivic Community segment, we own, or control via a long-term lease, 0.7 million square feet of real estate representing, as of December 31, 2018, 26 residential reentry centers with a design capacity of 5,214 beds, making us the second largest community corrections owner and operator in the United States.  Our CoreCivic Community segment generated 4.8% of our total facility net operating income during 2018.

In our CoreCivic Properties segment, we own 2.3 million square feet of real estate representing, as of December 31, 2018, 27 properties that are leased to third parties and used by government agencies.  Our CoreCivic Properties segment generated 8.1% of our total facility net operating income during 2018.

We believe our synergistic set of business segments, combined with our operating strategies, corrections-industry commitment to rehabilitation, extensive government relationships, and deep real estate expertise, provide us with a diversified platform for stable cash flows and sustainable growth, with multiple paths for organic expansions and acquisitions.

First and Largest Private Prison Owner.  Through our CoreCivic Safety segment, we are the nation's largest private prison owner and one of the largest prison operators in the United States, which provides us significant credibility with our current and prospective clients.  We believe we own, or control via a long-term lease, approximately 59%

of all privately owned prison beds in the United States and manage nearly 39% of all privately managed prison beds in the United States.  We pioneered modern-day private prisons with a list of notable accomplishments, such as:

•	the first company to design, build, and operate a private prison;
•	the first company to manage a private maximum-security facility under a direct contract with the federal government;
•	the first company to purchase a government-owned correctional facility from a governmental agency in the United States and to manage the facility for the government agency;
•	the first company to lease a private prison to a state government; and
•	the first company to develop a privately-owned, build-to-suit correctional facility to be operated by a government agency through a long-term lease agreement.

In addition to providing us with extensive experience and institutional knowledge, our size also helps us deliver value to our customers by providing purchasing power and allowing us to achieve certain economies of scale.

Available Beds within Our Existing Facilities. As of December 31, 2018, we had approximately 9,800 beds at eight prison facilities that are vacant and immediately available to use.  We are actively engaged in marketing this available capacity as solutions to meet the needs of potential customers. Historically, we have been successful in substantially filling our inventory of available beds. For example, pursuant to a new management contract we executed in November 2017, the Commonwealth of Kentucky began utilizing our 816-bed Lee Adjustment Center in Kentucky, one of our previously idled prison facilities, in the first quarter of 2018.

Well-Established Community Corrections Platform.  Through our CoreCivic Community segment, as of December 31, 2018, we had a network of 26 residential reentry centers containing a total of 5,214 beds.  We offer housing and programs, with a key focus on employment, job readiness and life skills in order to help offenders successfully re-enter the community and reduce the risk of recidivism.  Through our acquisitions in 2018 of RMOMS and RMSC, we also provide non-residential correctional alternatives, including electronic monitoring and case management services, to municipal, county and state governments in nine states.  We expect to continue to pursue opportunities that expand the scope of non-residential correctional alternative solutions available to government agencies.

We are the second largest community corrections owner and operator in the United States.  We believe this recognition, along with our track record of successful acquisitions and the relationships we have established with owners and potential sellers of reentry facilities, provides us with a platform for further growth and allows us to continue to be an industry consolidator.  In addition, we believe the demand for the housing and programs that community corrections facilities offer will continue to grow as offenders are released from prison and due to an increased awareness of the important role these programs play in an offender's successful transition from prison to society.  We expect to continue to pursue opportunities to acquire additional community corrections facilities in order to provide these services to parolees, defendants, and offenders who are serving their full sentence, the last portion of their sentence, waiting to be sentenced, awaiting trial while supervised in a community environment, or as an alternative to incarceration. We also believe we have the opportunity to maximize utilization of available beds within our community corrections portfolio that would further increase the number of individuals benefiting from the services we provide in such facilities.

Flexible Real Estate Solutions and Attractive Real Estate Portfolio.  Through our CoreCivic Properties segment, as of December 31, 2018, we owned 27 properties leased to third parties and used by government agencies, totaling 2.3 million square feet.  We offer an extensive network of government relationships and the capability to manage and maintain complex properties, built over our 35-year history.  In addition, we offer our customers an attractive portfolio of facilities that can be leased for various needs as an alternative to providing "turn-key" correctional, detention, and residential reentry bed space and services to our government partners.  In May 2016, we entered into a lease with the ODOC for our previously idled 2,400-bed North Fork Correctional Facility.  The lease agreement commenced on July 1, 2016, and includes a five-year base term with unlimited two-year renewal options.  The lease of the North Fork facility, along with the lease of our California City Correctional Center to the CDCR originating in 2013, exemplify our ability to react quickly to our partners' needs with innovative and flexible solutions that make the best use of taxpayer dollars.  We intend to pursue additional opportunities to lease prison facilities to government and other third-party operators in need of correctional capacity.

On January 24, 2018, we entered into a 20-year lease agreement with the KDOC for a 2,432-bed correctional facility we are constructing in Lansing, Kansas.  The new facility will replace the Lansing Correctional Facility, the State's largest correctional complex for adult male inmates, originally constructed in 1863.  This transaction represents the first development of a privately owned, build-to-suit correctional facility to be operated by a government agency through a long-term lease agreement.  We will be responsible for facility maintenance throughout the 20-year term of the lease, at which time ownership will revert to the State.  Construction of the new facility commenced in the first quarter of 2018 with a timeline for completion of approximately 24 months.  With the extensively aged criminal justice infrastructure in the U.S. today, we believe we can bring our flexible solutions like this to other government agencies.

Further, we acquired 15 properties in 2018 which added approximately 1.1 million square feet to our portfolio of assets that are leased to third parties and used by government agencies.  See "2018 Accomplishments" for a summary of certain of our growth transactions completed during 2018. We intend to pursue additional opportunities to acquire government-leased assets, including residential reentry centers, with a bias toward those used to provide mission-critical governmental services, that we believe have favorable investment returns, diversify our cash flows, and increase value to our stockholders.

Attractive REIT Profile.  Key characteristics of our business make us a highly attractive REIT. As of December 31, 2018, we owned or controlled 97 facilities containing approximately 16.0 million square feet which, for the year ended December 31, 2018, generated 97% of our net operating income, or our operating income before general and administrative expenses, asset impairments, depreciation, and amortization. Land and buildings comprise approximately 89% of our gross fixed assets. The weighted average age of our portfolio of facilities in our CoreCivic Safety, CoreCivic Community, and CoreCivic Properties segments is 20, 27, and 19 years, respectively. These valuable assets are located in areas with high barriers to entry, particularly due to the unique permitting and zoning requirements for these facilities.  Further, the majority of our assets are constructed primarily of concrete and steel, generally requiring lower maintenance capital expenditures than other types of commercial properties.

We believe we are the largest developer of mission-critical, criminal justice center real estate projects over the past 15 years.  We also believe we are the largest private owner of real estate used by government agencies. We provide space and services under contracts with federal, state, and local government agencies that generally have credit ratings of single-A or better.  In addition, a majority of our contracts have terms between one and five years, and we have experienced customer retention of approximately 95% at facilities we own during the previous five years, which contributes to our relatively predictable and stable revenue base. This stream of revenue combined with our low maintenance capital expenditure requirement translates into steady, predictable cash flow. We believe the REIT structure also provides a high dividend yield to our shareholders compared with other investments.

Offer Compelling Value to Correctional Agencies.  We believe our government partners seek a compelling value and service offering when selecting an outsourced correctional services provider.  We believe we offer a cost-effective alternative to our government partners by reducing their correctional services costs, including the avoidance of long-term pension obligations and large capital investments in new prison beds.  We endeavor to improve operating performance and efficiency through the following key operating initiatives:  (1) standardizing supply and service purchasing practices and usage; (2) implementing a standard approach to staffing and business practices; (3) improving offender management, resource consumption, and reporting procedures through the utilization of numerous technological initiatives; (4) reconfiguring facility bed space to optimize capacity utilization; and (5) improving productivity. Through ongoing company-wide initiatives, we continue to focus on efforts to contain costs and improve operating efficiencies.

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

Acquisitions, Development, and Expansion Opportunities.  Several of our existing federal and state partners, as well as prospective state partners, are experiencing growth in offender populations and overcrowded conditions, or are considering alternative correctional capacity for their aged or inefficient infrastructure.  Competing budget priorities often impede our customers' ability to construct new prison beds of their own or update older facilities, which we believe could result in the further need for private sector prison capacity solutions in the long-term. Over the long-term, we would like to see meaningful utilization of our available capacity and better visibility from our customers into their potential future needs before we develop new prison capacity on a speculative basis. We will, however, respond to customer demand and may develop or expand correctional and detention facilities when we believe potential long-term returns justify the capital deployment, like the current expansion of our Otay Mesa Detention Center in San Diego, California.  We are expanding the Otay Mesa facility by 512 beds as a result of long-standing demand from the USMS and ICE, and limited detention capacity in the Southwest region of the United States.  The expansion is expected to be complete during the fourth quarter of 2019 at an estimated cost of approximately $43.0 million.  Both the USMS and ICE currently utilize the Otay Mesa Detention Center under an existing contract that enables both agencies to utilize the additional capacity.

We are also pursuing additional investment opportunities in residential reentry centers and other real estate assets with a bias toward those used to provide mission-critical governmental services, as well as other businesses that expand the range of solutions we provide to government partners, and expect to complete additional acquisitions that would further diversify our cash flows and generate attractive risk-adjusted returns for our shareholders.

Proven Senior Management Team.  Our senior management team has applied their prior experience and diverse industry expertise to improve our operations, related financial results, and capital structure.  Under our senior management team's leadership, we have successfully executed strategies to diversify our business and offer a broader range of solutions to government partners over the past several years resulting in the Company being renamed and rebranded as CoreCivic, created new business opportunities with customers that have not previously utilized the private corrections sector, converted to a REIT, completed several business combination transactions, and successfully completed numerous financing transactions.

Financial Flexibility. As of December 31, 2018, we had cash on hand of $52.8 million and $575.3 million available under our revolving credit facility, with a total weighted average effective interest rate of 4.9% on all outstanding debt, while our total weighted average maturity on all outstanding debt was 5.9 years.  For the year ended December 31, 2018, our fixed charge coverage ratio was 5.1x and our debt leverage was 4.0x. During the year ended December 31, 2018, we generated $322.9 million in cash through operating activities, and as of December 31, 2018, we had net working capital of $7.1 million.

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

Our business development strategy also includes mergers and acquisitions, or M&A, activities that will enable us to further expand our network of residential reentry centers, grow our portfolio of government-leased properties, and acquire other businesses that provide complementary services. We will continue to pursue opportunities to help our government partners meet their infrastructure needs, primarily through the development and redevelopment of criminal justice sector assets, but also by acquiring other real estate assets with a bias toward those used to provide mission-critical governmental services, that we believe have favorable investment returns, diversify our cash flows, and increase value to our stockholders.  We will also respond to customer demand and may develop or expand correctional and detention facilities when we believe potential long-term returns justify the capital deployment, like the aforementioned expansion of our Otay Mesa Detention Center.  These business development activities will require capital.  We currently expect to fund these growth opportunities with cash on hand and availability under our revolving credit facility.  As of December 31, 2018, we had cash on hand of $52.8 million and $575.3 million available under our revolving credit facility.  We may also seek to issue debt or equity securities from time to time when we determine that market conditions and the opportunity to utilize the proceeds from the issuance of such securities are favorable.  We currently anticipate that any proceeds obtained through capital markets transactions would be used to repay borrowings under our revolving credit facility.  We will also pursue alternative sources of capital that could include secured indebtedness, subject to limitations set forth in our debt agreements.

In January 2018, we obtained a $24.5 million non-recourse mortgage note with an interest rate of 4.5%, maturing in 2033, to partially finance the $44.7 million acquisition of Capital Commerce Center, a 261,000 square-foot property located in Tallahassee, Florida.  Additionally, in August 2018, we acquired the 541,000 square-foot SSA-Baltimore office building for a purchase price of $242.0 million.  In connection with the acquisition, we assumed $157.3 million of in-place financing which carries a fixed interest rate of 4.5%, with a balloon payment of $40.0 million due at maturity in 2034. We may obtain or assume additional secured indebtedness in connection with the acquisition of additional government-leased properties like Capital Commerce Center and the SSA-Baltimore office building, where we believe the terms offer attractive alternatives to other forms of capital.

On April 17, 2018, we entered into the New Credit Agreement in an aggregate principal amount of up to $1.0 billion, replacing our pre-existing $900.0 million revolving credit facility and the associated incremental term loan, which was originally $100.0 million.  The New Credit Agreement provides for a term loan of $200.0 million and a revolving credit facility in an aggregate principal amount of up to $800.0 million. The New Credit Agreement also contains an "accordion" feature that provides for uncommitted incremental extensions of credit in the form of increases in the revolving commitments or incremental term loans of up to $350.0 million, as we request, and provides additional flexibility by increasing certain permitted investment, disposition, and borrowing thresholds. The New Credit Agreement, among other things, extended the maturity from July 2020 to April 2023, and increased the total leverage covenant from 5.0x to 5.5x.  Interest rate margins, unused facility fees, and commitment fees for letters of credit remain the same under the New Credit Agreement, except for the addition of a new interest rate margin and fee tier to accommodate the increase in the covenant for total leverage from 5.0x to 5.5x.  All other terms remain substantially the same.

In April 2018, CoreCivic of Kansas, LLC, a wholly-owned subsidiary of ours, priced the $159.5 million Kansas Notes in a private placement pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended.  The private placement closed on June 1, 2018. We are using the proceeds of the private placement, which are drawn on quarterly funding dates beginning in the second quarter of 2018, to fund construction of the aforementioned Lansing Correctional Facility, along with costs and expenses of the project.  The Kansas Notes have a yield to maturity of 4.43% and are scheduled to mature in January 2040, approximately 20 years following completion of the project, which is expected to occur during the first quarter of 2020. We may pursue additional private placement transactions similar to the Kansas Notes in the future.

On August 28, 2018, we entered into an Amended and Restated ATM Equity Offering Sales Agreement, or ATM Agreement, with multiple sales agents, pursuant to which we may offer and sell to or through the agents, from time to time, shares of our common stock, par value $0.01 per share, having an aggregate gross sales price of up to $200.0 million. Sales, if any, of our shares of common stock will be made primarily in “at-the-market” offerings, as defined in Rule 415 under the Securities Act of 1933, as amended. The shares of common stock will be offered and sold pursuant to our registration statement on Form S-3 and a related prospectus supplement, both filed with the Securities and Exchange Commission, or SEC, on August 28, 2018.  We believe the ATM program is a useful tool to match fund proceeds from common stock sales with M&A activities and other capital needs, in order to manage our capital allocation strategy.  There were no shares of our common stock sold under the ATM Agreement during 2018.

In addition to the secured, non-recourse notes previously described herein, as of December 31, 2018, we had $1,175.0 million principal amount of unsecured notes outstanding with fixed interest rates, including $250.0 million at 4.75% maturing October 2027, $350.0 million at 4.625% maturing May 2023, $250.0 million at 5.0% maturing October 2022, and $325.0 million at 4.125% maturing April 2020.  Each issuance is redeemable at a "make-whole" redemption price prior to three months in advance of the respective maturity, plus accrued and unpaid interest, and thereafter at 100% of the aggregate principal amount plus accrued and unpaid interest.  While we do not currently plan to refinance any of our senior notes prior to the date at which the "make-whole" premium expires, we are currently evaluating various refinancing options for the $325.0 million unsecured notes maturing April 2020.  Such refinancing options include, but are not limited to, repaying the notes with capacity under the revolving credit facility or with net proceeds from exercising the "accordion" feature under the New Credit Agreement. Depending on market conditions, we could also seek to issue additional debt or equity securities, creating additional liquidity for the redemption of the senior notes.

We reorganized our corporate structure to facilitate our qualification as a REIT for federal income tax purposes effective for our taxable year beginning January 1, 2013.  To qualify and be taxed as a REIT, we generally are required to distribute annually to our stockholders at least 90% of our REIT taxable income (determined without regard to the dividends paid deduction and excluding net capital gains), and are subject to regular corporate income taxes to the extent we distribute less than 100% of our REIT taxable income (including capital gains) each year. The amount, timing and frequency of future distributions, however, will be at the sole discretion of our Board of Directors and will be declared based upon various factors, many of which are beyond our control, including our financial condition and operating cash flows, the amount required to maintain qualification and taxation as a REIT and reduce any income and excise taxes that we otherwise would be required to pay, limitations on distributions in our existing and future debt instruments, limitations on our ability to fund distributions using cash generated through our TRSs, alternative growth opportunities that require capital deployment, and other factors that our Board of Directors may deem relevant.  Because as a REIT we are required to distribute a substantial portion of our cash generated from operations to stockholders as a dividend, growth opportunities may require more external capital resources than were required prior to our conversion to a REIT.  During 2018, our Board of Directors declared a quarterly dividend of $0.43 in each quarter, totaling $205.7 million for the year, compared with a total of $199.8 million during 2017 and $241.7 million during 2016.  In addition to the cash on hand and availability under our revolving credit facility, we currently expect our REIT taxable income to be less than our operating cash flow, primarily due to the deductibility of non-cash expenses such as depreciation on our real estate assets.  This liquidity provides us with the flexibility to (i) invest in additional facility acquisitions and developments, which could include acquisitions of facilities from government partners, third parties, or additional business combinations, (ii) pay down debt, (iii) increase dividends to our stockholders, or (iv) repurchase our common stock.

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

Privacy regulations promulgated under HIPAA regulate the use and disclosure of individually identifiable health information, whether communicated electronically, on paper, or orally.  The regulations also provide patients with significant rights related to understanding and controlling how their health information is used or disclosed.  Security regulations promulgated under HIPAA require that covered entities, including most health care providers, health clearinghouses, group health plans, and their business associates, implement administrative, physical, and technical safeguards to protect the security of individually identifiable health information that is maintained or transmitted electronically.  These privacy and security regulations require the implementation of compliance training and awareness programs for our health care service providers and selected other employees primarily associated with our employee medical plans.  Further, covered entities and their business associates must provide notification to affected individuals without unreasonable delay but not to exceed 60 days from discovery of a breach of unsecured protected health information. Notification must also be made to the U.S. Department of Health and Human Services, or DHHS, and, in certain situations involving large breaches, to the media. In a final rule released in January 2013, DHHS modified the breach notification requirement by creating a presumption that all non-permitted uses or disclosures of unsecured protected health information are breaches unless the covered entity or business associate establishes that there is a low probability the information has been compromised.

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

Employees

As of December 31, 2018, we employed 13,890 full- and part-time employees.  Of such employees, 395 were employed at our corporate offices and 13,495 were employed at our facilities and in our inmate transportation and electronic monitoring businesses.  We employ personnel in the following areas:  clerical and administrative, facility administrators/wardens, security, medical, quality assurance, transportation and scheduling, maintenance, teachers, counselors, case managers, chaplains, and other support services.

We have not experienced a strike or work stoppage at any of our facilities.  Approximately 1,415 employees at six of our facilities are represented by labor unions.  In the opinion of management, overall employee relations are good.

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

As the owner and operator of correctional, detention, and residential reentry facilities, we are subject to certain risks and uncertainties associated with, among other things, the corrections and detention industry and pending or threatened litigation in which we are involved.  In addition, we are also currently subject to risks associated with real estate ownership, our indebtedness, as well as our qualification as a REIT for federal income tax purposes effective for our taxable years beginning January 1, 2013.  The risks and uncertainties set forth below could cause our actual results to differ materially from those indicated in the forward-looking statements contained herein and elsewhere.  The risks described below are not the only risks we face.  Additional risks and uncertainties not currently known to us or those we currently deem to be immaterial may also materially and adversely affect our business operations.  Any of the following risks could materially adversely affect our business, financial condition, or results of operations.

Risks Related to Our Business and Industry

Our results of operations are dependent on revenues generated by our correctional, detention, and residential reentry facilities, which are subject to the following risks associated with the corrections and detention industry.

We are subject to fluctuations in occupancy levels, and a decrease in occupancy levels could cause a decrease in revenues and profitability.  While a substantial portion of our cost structure is fixed, a substantial portion of our revenue is generated under facility ownership and management contracts that specify per diem payments based upon daily occupancy. We are dependent upon the governmental agencies with which we have contracts to provide offenders for facilities we operate. We cannot control occupancy levels at the facilities we operate. Under a per diem rate structure, a decrease in our occupancy rates could cause a decrease in revenue and profitability. For the years 2018, 2017, and 2016, the average compensated occupancy of our facilities, based on rated capacity, was 81%, 80%, and 79%, respectively, for all of the facilities we operated, exclusive of facilities that are leased to third-party operators where our revenue is generally not based on daily occupancy. Occupancy rates may, however, decrease below these levels in the future. When combined with relatively fixed costs for operating each facility, a decrease in occupancy levels could have a material adverse effect on our profitability.

We are dependent on government appropriations, and our results of operations may be negatively affected by governmental budgetary challenges or government shutdowns.  Our cash flow is subject to the receipt of sufficient funding of, and timely payment by, contracting governmental entities. If the appropriate governmental agency does not receive sufficient appropriations to cover its contractual obligations, it may terminate our contract or delay or reduce payment to us. While we have historically been required to continue to perform under our government contracts during government shutdowns, we are generally not paid until the government reopens.  Any delays in payment, or the termination of a contract, could have an adverse effect on our cash flow and financial condition. In addition, federal, state and local governments are constantly under pressure to control additional spending or reduce current levels of spending. In prior years, these pressures have been compounded by economic downturns. Accordingly, we have been requested and may be requested in the future to reduce our existing per diem contract rates or forego prospective increases to those rates. Further, our government partners could reduce offender population levels in facilities we own or manage to contain their correctional costs. In addition, it may become more difficult to renew our existing contracts on favorable terms or otherwise.

Competition may adversely affect the profitability of our business.  We compete with government entities and other private operators on the basis of bed availability, cost, quality and range of services offered, experience in designing, constructing, and managing facilities, and reputation of management and personnel. While there are barriers to entering the market for the ownership and management of correctional, detention, and residential reentry facilities, these barriers may not be sufficient to limit additional competition. In addition, our government customers may assume the management of a facility that they own and we currently manage for them upon the termination of the corresponding management contract or, if such customers have capacity at their facilities, may take offenders and residents currently cared for in our facilities and transfer them to government-run facilities. Since we are paid on a per diem basis with no minimum guaranteed occupancy under most of our contracts, the loss of such offenders and residents, and the resulting decrease in occupancy, would cause a decrease in our revenues and profitability.

Resistance to privatization of correctional and detention facilities, and negative publicity regarding inmate disturbances or perceived poor operational performance, could result in our inability to obtain new contracts, the loss of existing contracts, or other unforeseen consequences.  Privatization of correctional and detention facilities has not achieved complete acceptance by either government agencies or the public at large. The operation of correctional and detention facilities by private entities has encountered resistance from certain groups, such as labor unions, prison reform organizations and others, that believe that correctional and detention facilities should only be operated by governmental agencies. Any political platform or promise, governmental agency report, investigation or inquiry, public statement by any governmental agency, policy or legislative change, or other similar occurrence or action, that seeks to, or purports to, prohibit, eliminate, or otherwise restrict or limit in any way, the federal government’s (or any state or local government’s) ability to contract with private operators of correctional and detention facilities, could negatively impact our growth and our ability to renew or maintain existing contracts or to obtain new contracts and could have a material adverse effect on our business, financial condition, results of operations or the market price of our common stock.

In addition, negative publicity regarding offenders escaping, rioting or any other disturbances at our facilities or any public perception of poor operational performance at our facilities, contract non-compliance, or other conditions at a privately managed facility may result in adverse publicity to us and the private corrections industry in general and could negatively impact our growth and our ability to renew or maintain existing contracts or to obtain new contracts, which could have a material adverse effect on our business, financial condition, results of operations or the market price of our common stock.

We are subject to terminations, non-renewals, or competitive re-bids of our government contracts.  We typically enter into facility contracts with governmental entities for terms of up to five years, with additional renewal periods at the option of the contracting governmental agency.  Notwithstanding any contractual renewal option of a contracting governmental agency, as of December 31, 2018, 49 of our facility contracts with the customers listed under "Business – Facility Portfolio – Facilities and Facility Management Contracts" are currently scheduled to expire on or before December 31, 2019 but have renewal options (26), or are currently scheduled to expire on or before December 31, 2019 and have no renewal options (23).  Although we generally expect these customers to exercise renewal options or negotiate new contracts with us, one or more of these contracts may not be renewed and we may not be able to negotiate a new contract on favorable terms or at all with the corresponding governmental agency. In addition, these and any other contracting agencies may determine not to exercise renewal options with respect to any of our contracts in the future. Our government partners can also re-bid contracts in a competitive procurement process upon termination or non-renewal of our contract.  Competitive re-bids may result from the expiration of the term of a contract, including the initial term and any renewal periods, or the early termination of a contract. Competitive re-bids are often required by applicable federal or state procurement laws periodically in order to further competitive pricing and other terms for the government agency. The aggregate revenue earned during the year ended December 31, 2018 for the 49 contracts with scheduled maturity dates, notwithstanding contractual renewal options, on or before December 31, 2019 was $632.4 million, or 34% of total revenue.

The BOP currently has outstanding a Request for Proposal under the Criminal Alien Requirement XIX solicitation, or CAR XIX, to contract for up to 9,540 offenders with the private sector.  The only contracted beds with the BOP under CAR XIX are at our 2,232-bed Adams County Correctional Center, although other private operators are operating facilities under contract extensions with the BOP that could be awarded under CAR XIX.  The contract with the BOP at the Adams facility expires in July 2019, and we can provide no assurance that we will retain this contract.

Based on information available as of the date of this filing, notwithstanding the contract at the facility described above, we believe we will renew all material contracts that have expired or are scheduled to expire within the next twelve months.  We believe our renewal rate on existing contracts remains high due to a variety of reasons including, but not limited to, the constrained supply of available beds within the U.S. correctional system, our ownership of the majority of the beds we operate, and the cost effectiveness of the services we provide.  However, we cannot assure we will continue to achieve such renewal rates in the future.

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

Our ability to secure new contracts to develop and manage correctional, detention, and residential reentry facilities depends on many factors outside our control.  Our growth is generally dependent upon our ability to obtain new contracts to develop and manage correctional, detention, and residential reentry facilities. This possible growth depends on a number of factors we cannot control, including crime rates and sentencing patterns in various jurisdictions, governmental budgetary constraints, and governmental and public acceptance of privatization. The demand for our facilities and services could be adversely affected by the relaxation of enforcement efforts, the expansion of alternatives to incarceration and detention, leniency in conviction or parole standards and sentencing practices or through the decriminalization of certain activities that are currently proscribed by criminal laws. For instance, any changes with respect to drugs and controlled substances or illegal immigration could affect the number of persons arrested, convicted, and sentenced, thereby potentially reducing demand for correctional or detention facilities to house them. Immigration reform laws are currently a focus for legislators and politicians at the federal, state, and local level. Legislation has also been proposed in numerous jurisdictions that could lower minimum sentences for some non-violent crimes and make more inmates eligible for early release based on good behavior.  On December 21, 2018, the President signed legislation, known as The First Step Act, that reduces sentences for first-time offenders in possession of a gun when committing a crime, eliminates mandating life-time sentences for three-time offenders, provides judges more discretion in crafting sentences for some drug-related offenses, and allows offenders to seek a retroactive reduction in sentences affected by the disparity in crack and powder cocaine narrowed by the Fair Sentencing Act of 2010.  (Although, under long-standing policy, CoreCivic does not draft, lobby for, promote, or in any way take a position on policies that determine the basis or duration of an individual's incarceration or detention, CoreCivic supported adoption of The First Step Act because the proposed legislation aligns with our publicly stated commitment to advocate for a range of recidivism-reducing policies by providing additional resources to help ensure that incarcerated individuals are given the best possible chance to successfully return to their communities and stay out of prison.) Also, the expansion of alternatives to incarceration and detention, such as electronic monitoring, may reduce the number of offenders who would otherwise be incarcerated or detained. Similarly, reductions in crime rates or increases to resources dedicated to prevent crime could lead to a reduction in arrests, which could lead to a decrease in convictions and sentences requiring incarceration at correctional facilities.

Moreover, certain jurisdictions recently have required successful bidders to make a significant capital investment in connection with the financing of a particular project, a trend that could significantly burden our capital resources to remain competitive. We may compete for such projects with companies that have more financial resources than we have. Further, we may not be able to obtain the capital resources when needed. A prolonged downturn in the financial capital markets or in our stock price could make it more difficult to obtain capital resources at favorable rates of return or obtain capital resources at all.

We may face community opposition to facility location, which may adversely affect our ability to obtain new contracts.  Our success in obtaining new awards and contracts sometimes depends, in part, upon our ability to locate land that can be leased or acquired, on economically favorable terms, by us or other entities working with us in conjunction with our proposal to construct and/or manage a facility. Some locations may be in or near populous areas and, therefore, may generate legal action or other forms of opposition from residents in areas surrounding a proposed site. When selecting project sites, we attempt to conduct business in communities where local leaders and residents generally support the establishment of a privatized correctional, detention, or residential reentry facility. Future efforts to find suitable host communities may not be successful. We may incur substantial costs in evaluating the feasibility of the development of a correctional or detention facility. As a result, we may report significant charges if we decide to abandon efforts to develop a correctional or detention facility on a particular site. Further, in many cases, the site selection is made by the contracting governmental entity. In such cases, site selection may be made for reasons related to political and/or economic development interests and may lead to the selection of sites that have less favorable environments.

Providing family residential services increases certain unique risks and difficulties compared to operating our other facilities.  In September 2014, we signed an amended agreement to provide safe and humane residential housing, as well as educational opportunities, to women and children (but no unaccompanied children) under the custody of ICE, who are awaiting their due process before immigration courts. In October 2016, we entered into an amended agreement that extended the term of the 2014 agreement through September 2021. This is an important service to our federal government partner. At the same time, providing this type of residential service subjects us to unique risks such as unanticipated increased costs and litigation that could materially adversely affect our business, financial condition, or results of operations. For example, the contract mandates resident-to-staff ratios that are higher than our typical contract, requires services unique to this contract (e.g. child care and primary education services), and limits the use of security protocols and techniques typically utilized in correctional and detention settings. These operational risks and others associated with privately managing this type of residential facility could result in higher costs associated with staffing and lead to increased litigation.

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

We may incur significant start-up and operating costs on new contracts before receiving related revenues, which may impact our cash flows and not be recouped.  When we are awarded a contract to provide or manage a facility, we may incur significant start-up and operating expenses, including the cost of constructing the facility, purchasing equipment and staffing the facility, before we receive any payments under the contract. These expenditures could result in a significant reduction in our cash reserves and may make it more difficult for us to meet other cash obligations. In addition, a contract may be terminated prior to its scheduled expiration, and as a result, we may not recover these expenditures or realize any return on our investment.

Government agencies may investigate and audit our contracts and operational performance, and if any deficiencies or improprieties are found, we may be required to cure those deficiencies or improprieties, refund revenues we have received, or forego anticipated revenues, and we may be subject to penalties and sanctions, including contract termination and prohibitions on our bidding in response to RFPs.  Certain of the governmental agencies with which we contract have the authority to audit and investigate our contracts with them. As part of that process, government agencies may review our performance of the contract, our pricing practices, our cost structure and our compliance with applicable performance requirements, laws, regulations and standards. The regulatory and contractual environment in which we operate is complex and many aspects of our operations remain subject to manual processes and oversight that make compliance monitoring difficult and resource intensive. A governmental agency audit, review or investigation could result in a request to cure a performance or compliance issue, and if we are unable to, or otherwise fail to, do so, the failure could lead to the imposition of monetary penalties or revenue deductions, or the termination of the contract in question and/or other contracts that we have with that governmental agency. Similarly, for contracts that actually or effectively provide for certain reimbursement of expenses, if an agency determines that we have improperly allocated costs to a specific contract, we may not be reimbursed for those expenses, and we could be required to refund the amount of any such expenses that have been reimbursed. If a government audit asserts improper or illegal activities by us, we may be subject to civil and criminal penalties and administrative sanctions, including termination of contracts, forfeitures of profits, suspension of payments, fines and suspension or disqualification from doing business with certain government entities. In addition to the potential civil and criminal penalties and administrative sanctions, any adverse determination with respect to contractual or regulatory violations could negatively impact our ability to bid in response to RFPs in one or more jurisdictions.

Failure to comply with facility contracts or with unique and increased governmental regulation could result in material penalties or non-renewal or termination of noncompliant contracts or our other contracts to provide or manage correctional, detention, and residential reentry facilities.  The industry in which we operate is subject to extensive federal, state, and local regulations, including educational, health care, and safety regulations, which are administered by many regulatory authorities.  Some of the regulations are unique to the corrections industry, some are unique to government contractors, and the combination of regulations we face is unique and complex.  Facility contracts typically include reporting requirements, supervision, and on-site monitoring by representatives of the contracting governmental agencies.  Corrections officers are customarily required to meet certain training standards and, in some instances, facility personnel are required to be licensed and subject to background investigation.  Certain jurisdictions also require us to award subcontracts on a competitive basis or to subcontract with certain types of businesses, such as small businesses and businesses owned by members of minority groups.  Our facilities are also subject to operational and financial audits by the governmental agencies with which we have contracts.  Federal regulations also require federal government contractors like us to self-report evidence of certain forms of misconduct.  We may not always successfully comply with these regulations and contract requirements, and failure to comply can result in material penalties, including financial penalties, non-renewal or termination of noncompliant contracts and/or our other facility contracts, exclusion from new contract procurement or RFP bidding, and suspension or debarment from contracting with certain government entities.

In addition, private prison managers are subject to government legislation and regulation attempting to restrict the ability of private prison managers to house certain types of inmates, such as inmates from other jurisdictions or inmates at medium or higher security levels.  Legislation has been enacted in several states, and has previously been proposed in the United States Congress, containing such restrictions.  Such legislation, if enacted, may have an adverse effect on us.

Our inmate transportation subsidiary, TransCor, is subject to regulations promulgated by the Departments of Transportation and Justice.  TransCor must also comply with the Interstate Transportation of Dangerous Criminals Act of 2000, which covers operational aspects of transporting prisoners, including, but not limited to, background checks and drug testing of employees; employee training; employee hours; staff-to-inmate ratios; prisoner restraints; communication with local law enforcement; and standards to help ensure the safety of prisoners during transport. Any changes in such regulations could result in an increase in the cost of our transportation operations.

From time to time, we enter into agreements with telecommunications providers to provide telephone services to residents in our facilities.  Although we are not a telecommunications provider, these services are subject to regulations which may change from time to time.  We are subject to the direct and indirect effects of these regulations. Non‑compliance with these regulations, either by us or by our telecommunications providers, subjects us to risks which could result in increases to our costs or decreases in our revenue. The impact to our revenue is limited because a significant amount of commissions paid by our telecommunications providers is passed along to our customers or is reserved and used for the benefit of offenders in our care.

We depend on a limited number of governmental customers for a significant portion of our revenues.  We currently derive, and expect to continue to derive, a significant portion of our revenues from a limited number of governmental agencies. The three primary federal governmental agencies with correctional and detention responsibilities, the BOP, ICE, and USMS, accounted for 48% of our total revenues for the year ended December 31, 2018 ($890.5 million). ICE accounted for 25% of our total revenues for the year ended December 31, 2018 ($465.0 million), USMS accounted for 17% of our total revenues for the year ended December 31, 2018 ($315.4 million), and BOP accounted for 6% of our total revenues for the year ended December 31, 2018 ($110.1 million). Although the revenue generated from each of these agencies is derived from numerous management contracts and various types of properties, i.e. correctional, detention, reentry, and leased, the loss or substantial reduction in value of one or more of such contracts could have a material adverse impact on our financial condition, results of operations, and cash flows. We expect to continue to depend upon these federal agencies and a relatively small group of other governmental customers for a significant percentage of our revenues.

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

Revenue from our South Texas Family Residential Center was $171.3 million in 2018, $170.6 million in 2017, and $267.3 million in 2016.  The decrease in revenue from 2016 to 2017 reflects an amendment to the inter-governmental service agreement, or IGSA, associated with the facility, which became effective in the fourth quarter of 2016.  The loss or further reduction in value of this contract would have a material adverse impact on our financial condition, results of operations, and cash flows.  See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations" for a further discussion regarding our contract at the South Texas Family Residential Center and the reduction in revenue in 2017 from 2016 that resulted from the amendment to this contract.

Some of our leases with U.S. Government tenant agencies permit such government agency, as the tenant, to vacate the property and discontinue paying rent prior to the expiration date of the relevant lease.

Some of our leases are currently in the soft-term period of the lease and tenants under such leases have the right to vacate their space during a specified period before the stated terms of their leases expire. As of December 31, 2018, non-correctional tenants occupying approximately 25% of the rentable square feet in our CoreCivic Properties segment and contributing approximately 12% of the annualized lease income in such segment have exercisable rights to terminate their leases before the stated soft term of their lease expires. For fiscal policy reasons, security concerns or other reasons, some or all of our U.S. Government tenant agencies under leases within the soft-term period may decide to exercise their termination rights before the stated term of their lease expires. Such terminations, if they were to occur and we were not able to lease the vacant space to another tenant in a timely manner or at all, could have a material adverse effect on our business, financial condition and results of operations.

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

Additionally, even if we are able to identify and acquire suitable targets on agreeable terms, we may not be able to successfully integrate their operations with ours. Achieving the anticipated benefits of any acquisition will depend in significant part upon whether we integrate such acquired businesses in an efficient and effective manner. We may not be able to achieve the anticipated operating and cost synergies or long-term strategic benefits of our acquisitions within our anticipated timing, or at all. We may also assume liabilities in connection with acquisitions to which we would otherwise not be exposed. An inability to realize the full extent of, or any of, the anticipated synergies or other benefits of an acquisition, as well as any delays that may be encountered in the integration process, which may delay the timing of such synergies or other benefits, could have an adverse effect on our business and results of operations.

As a result of our acquisitions, we have recorded and will continue to record a significant amount of goodwill and other intangible assets. In the future, our goodwill or other intangible assets may become impaired, which could result in material non-cash charges to our results of operations.

We have a substantial amount of goodwill and other intangible assets resulting from business acquisitions. As of December 31, 2018, we had $48.2 million of goodwill and other intangible assets. At least annually, or whenever events or changes in circumstances indicate a potential impairment in the carrying value as defined by U.S. generally accepted accounting principles, we will evaluate this goodwill for impairment by first assessing qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of the reporting unit is less than the carrying amount. Estimated fair values could change if there are changes in our capital structure, cost of debt, interest rates, capital expenditure levels, operating cash flows, or market capitalization. Impairments of goodwill or other intangible assets could require material non-cash charges to our results of operations.

We are dependent upon our senior management and our ability to attract and retain sufficient qualified personnel.

The success of our business depends in large part on the ability and experience of our senior management.  The unexpected loss of any of these persons could materially adversely affect our business and operations.

In addition, the services we provide are labor-intensive. The success of our business, and our ability to satisfy the staffing and operational performance requirements of our contracts, require that we attract, hire, develop and retain sufficient qualified personnel.  When we are awarded a facility management contract or open a new facility, we must hire operating management, correctional officers, and other personnel. Our inability to hire sufficient qualified personnel on a timely basis, or experiencing excessive turnover or the loss of significant personnel at existing facilities, could adversely affect our business and operations. Many of our contracts include specific staffing requirements, and our failure to satisfy such requirements may result in the imposition of financial penalties or loss of contract.

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

As of December 31, 2018, we employed 13,890 full- and part-time employees.  Approximately 1,415 of our employees at six of our facilities, or approximately 10% of our workforce, are represented by labor unions.  We have not experienced a strike or work stoppage at any of our facilities and, in the opinion of management, overall employee relations are good. New executive orders, administrative rules and changes in National Labor Relations could increase organizing activity at locations where employees are currently not represented by a labor organization. Increases in organizational activity or any future work stoppages could have a material adverse effect on our business, financial condition, or results of operations.

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

Technological changes or negative changes in the level of acceptance could cause our electronic monitoring products and technology to become obsolete or require the redesign of our electronic monitoring products, which could have a material adverse effect on our business.

Technological changes within our electronic monitoring business may require us to expend resources in an effort to acquire and/or utilize new electronic monitoring products and technology. We may not be able to anticipate or respond to technological changes in a timely manner, and our response may not result in successful electronic monitoring product offerings. If we are unable to anticipate or timely respond to technological changes, our business could be adversely affected. Further, our business could be adversely affected if the level of acceptance of or resistance to the use of electronic monitoring products and services by governmental customers were to change over time in a negative manner so that governmental customers decide to decrease their usage levels and contracting for electronic monitoring products and services.

We depend on a limited number of third parties to manufacture and supply our electronic monitoring products. If our suppliers cannot provide the products or services we require in a timely manner and with such quality as we expect, our ability to market and sell our electronic monitoring products and services could be harmed.

If our suppliers fail to supply, in a timely manner, electronic monitoring products that meet our quantity, quality, cost requirements, or technical specifications, we may not be able to access alternative sources of these products within a reasonable period of time or at commercially reasonable rates. A reduction or interruption in the supply of such products, or a significant increase in the price of such products, could have a material adverse effect on our marketing and sales initiatives, which could adversely affect our financial condition and results of operations.

We may be subject to costly product liability claims from the use of our electronic monitoring products, which could damage our reputation, impair the marketability of our products and services and force us to pay costs and damages that may not be covered by adequate insurance.

The operation of our electronic monitoring products and services entails a risk of product liability. We could be subject to product liability claims to the extent these electronic monitoring products fail to perform as intended. Even unsuccessful claims against us could result in the expenditure of funds in litigation, the diversion of management time and resources, damage to our reputation and impairment of the marketability of our electronic monitoring products and services. While we maintain liability insurance, it is possible that a successful claim could be made against us, that the amount of our insurance coverage would not be adequate to cover the costs of defending against or paying such a claim, and that damages payable by us would harm our business.

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

On December 18, 2017, the District Court denied our motion to dismiss.  On January 18, 2019, the District Court denied plaintiffs' motion to certify the matter as a class action. Plaintiffs timely moved the court to reconsider that ruling, simultaneously initiating the process to seek permission to appeal to the Sixth Circuit Court of Appeals should the court deny their motion.  We believe the lawsuit is entirely without merit and intend to vigorously defend against it. In addition, we maintain insurance, with certain self-insured retention amounts, to cover the alleged claims which may mitigate the risk that such litigation would have a material adverse effect on our financial condition, results of operations, or cash flows.

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

Certain of our facilities are subject to options to purchase and reversions.  Ten of our facilities are subject to an option to purchase by certain governmental agencies.  Such options are exercisable by the corresponding contracting governmental entity generally at any time during the term of the respective facility contract.  Certain of these purchase options are based on the depreciated book value of the facility, which essentially results in the transfer of ownership of the facility to the governmental agency at the end of the life used for accounting purposes, while other options to purchase are exercisable at prices below fair market value.   See "Business – Facility Portfolio – Facilities and Facility Management Contracts."  If any of these options are exercised, there exists the risk that we will be unable to invest the proceeds from the sale of the facility in one or more properties that yield as much cash flow as the property acquired by the government entity.  In addition, in the event any of these options is exercised, there exists the risk that the contracting governmental agency will terminate the management contract associated with such facility.  For the year ended December 31, 2018, the ten facilities currently subject to these options generated $337.5 million in revenue (18.4% of total revenue) and incurred $262.8 million in operating expenses.

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

We are often required to post bid or performance bonds issued by a surety company as a condition to bidding on or being awarded a contract. Availability and pricing of these surety commitments are subject to general market and industry conditions, among other factors. Increases in surety costs could adversely affect our operating results if we are unable to effectively pass along such increases to our customers. We cannot assure you that we will have continued access to surety credit or that we will be able to secure bonds economically, without additional collateral, or at the levels required for any potential facility development or contract bids. If we are unable to obtain adequate levels of surety credit on favorable terms, we would have to rely upon letters of credit under our revolving credit facility which could entail higher costs if such borrowing capacity was even available when desired, and our ability to bid for or obtain new contracts could be impaired.

Interruption, delay or failure of the provision of our technology services or information systems, or the compromise of the security thereof, could adversely affect our business, financial condition or results of operations.

Components of our business depend significantly on effective information systems and technologies. As with all companies that utilize information systems, we are vulnerable to negative impacts if the operation of those systems is interrupted, delayed, or certain information contained therein is compromised. As a matter of course, we exchange data with our government partners and other third-party providers. The nature of this business is such that we do not store credit card or other retail transactional data.  Additionally, our revenue cycle is such that it provides for a much longer post-breach recovery window without adversely impacting revenue management than is typical.  For other personal information we do store, we employ industry-standard methodologies to ensure the availability and security of such systems and information. Additionally, we conduct detailed cyber security and data handling training for all employees with access to that data, and employ independent third parties to assess configuration status, perimeter strength, and social engineering effectiveness. Despite the security measures we have in place, and any additional measures we may implement in the future, our facilities and systems, and those of our third-party service providers, could be vulnerable to security breaches, computer viruses, lost or misplaced data, programming errors, human errors, acts of vandalism, or other events. For example, several well-known companies have recently disclosed high-profile security breaches involving sophisticated and highly targeted attacks on their company's infrastructure or their customers' data, which were not recognized or detected until after such companies had been affected notwithstanding the preventive measures they had in place. Any security breach or event resulting in the interruption, delay or failure of our services or information systems, or the misappropriation, loss, or other unauthorized disclosure of customer data or confidential information, including confidential information about our employees, whether by us directly or our third-party service providers, could damage our reputation, expose us to the risks of litigation and liability, disrupt our business, result in lost business, or otherwise adversely affect our results of operations. We did not log any such incidents in 2018, nor were we informed by law enforcement of any such incidents.

Risks Related to Our Indebtedness

Our indebtedness could adversely affect our financial health and prevent us from fulfilling our obligations under our debt securities.

We have a significant amount of indebtedness.  As of December 31, 2018, we had total indebtedness of $1,814.8 million.  Our indebtedness could have important consequences.  For example, it could:

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

•	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;
•	restrict us from pursuing strategic acquisitions or certain other business opportunities;
•	place us at a competitive disadvantage compared to our competitors that have less debt; and
•	limit our ability to borrow additional funds or refinance existing indebtedness on favorable terms, or at all.

If we are unable to meet our debt service obligations, we may need to reduce capital expenditures and dividend distributions, restructure or refinance our indebtedness, obtain additional equity financing or sell assets. We may be unable to restructure or refinance our indebtedness, obtain additional equity financing or sell assets on satisfactory terms or at all.

Our New Credit Agreement, indentures related to our senior notes, and other debt instruments have restrictive covenants that could limit our financial flexibility.

The indentures related to our aggregate original principal amount of $325.0 million 4.125% senior notes due 2020, $350.0 million 4.625% senior notes due 2023, $250.0 million 5.0% senior notes due 2022, and $250.0 million 4.75% senior notes due 2027, collectively referred to herein as our senior notes, and our New Credit Agreement contain financial and other restrictive covenants that limit our ability to engage in activities that may be in our long-term best interests.  Our ability to borrow under our New Credit Agreement is subject to compliance with certain financial covenants, including leverage and interest coverage ratios.  Our New Credit Agreement includes other restrictions that, among other things, limit our ability to incur indebtedness; grant liens; engage in mergers, consolidations and liquidations; make asset dispositions, restrict payments and investments; enter into transactions with affiliates; and amend, modify or prepay certain indebtedness.  The indentures related to our senior notes contain limitations on our ability to effect mergers and change of control events, as well as other limitations on our ability to create liens on our assets.

Our failure to comply with these covenants could result in an event of default that, if not cured or waived, could result in the acceleration of all or a substantial portion of our debt.  We do not have sufficient working capital to satisfy our debt obligations in the event of an acceleration of all or a significant portion of our outstanding indebtedness.

Our indebtedness is secured by a substantial portion of our assets.

Subject to applicable laws and certain agreed-upon exceptions, our revolving credit facility and Term Loan are secured by a pledge of all of the capital stock of CoreCivic’s domestic subsidiaries, 65% of the capital stock of CoreCivic’s foreign subsidiaries, all of CoreCivic’s accounts receivable and all of CoreCivic’s deposit accounts. Subject to compliance with the restrictive covenants under our existing indebtedness, we may incur additional indebtedness secured by existing or future assets of CoreCivic or our subsidiaries. In the event of a default under our New Credit Agreement or any other secured indebtedness, or if we experience insolvency, liquidation, dissolution or reorganization, the holders of our secured debt instruments would first be entitled to payment from their collateral security, and only then would holders of our unsecured debt be entitled to payment from our remaining assets. In such an event, there can be no assurance that we would have sufficient assets to pay amounts due to holders of our unsecured debt and such holders may receive less than the full amount to which they are entitled.

Servicing our indebtedness will require a significant amount of cash or may require us to refinance our indebtedness before it matures.  Our ability to generate cash depends on many factors beyond our control and there is no assurance that we will be able to refinance our debt on acceptable terms, or at all.

Currently, our Term Loan and revolving credit facility both mature in April 2023. We also have outstanding $325.0 million in aggregate principal amount of our 4.125% senior notes due 2020, $350.0 million in aggregate principal amount of our 4.625% senior notes due 2023, $250.0 million in aggregate principal amount of our 5.0% senior notes due 2022, and $250.0 million in aggregate principal amount of our 4.75% senior notes due 2027.  In addition, we have $241.3 million outstanding under three non-recourse mortgage notes with interest rates ranging from 4.43% to 4.5% and various maturity dates extending to January 2040.  Our ability to make payments on our indebtedness, to refinance our indebtedness, and to fund planned capital expenditures will depend on our ability to generate cash in the future.  This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory, and other factors that are beyond our control.

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

We are required to repurchase all or a portion of our senior notes upon a change of control, and our New Credit Agreement is subject to acceleration upon a change of control.

Upon certain change of control events, as that term is defined in the indentures for our senior notes, including a change of control caused by an unsolicited third party, we are required to make an offer in cash to repurchase all or any part of each holder's notes at a repurchase price equal to 101% of the principal thereof, plus accrued interest.  The source of funds for any such repurchase would be our available cash or cash generated from operations or other sources, including borrowings, sales of equity or funds provided by a new controlling person or entity.  Sufficient funds may not be available to us, however, at the time of any change of control event to repurchase all or a portion of the tendered notes pursuant to this requirement.  Our failure to offer to repurchase notes, or to repurchase notes tendered, following a change of control will result in a default under the respective indentures, which could lead to a cross-default under our New Credit Agreement and under the terms of our other indebtedness.  In addition, terms of our New Credit Agreement, which are subject to acceleration upon the occurrence of a change in control (as described therein), may prohibit us from making any such required repurchases.  Prior to repurchasing the notes upon a change of control event, we must either repay outstanding indebtedness under our New Credit Agreement or obtain the consent of the lenders under our New Credit Agreement.  If we do not obtain the required consents or repay our outstanding indebtedness under our New Credit Agreement, we would remain effectively prohibited from offering to repurchase the notes.

Despite current indebtedness levels, we may still incur more debt.

The terms of the indentures for our senior notes and our New Credit Agreement restrict our ability to incur indebtedness; however, we may nevertheless incur additional indebtedness in the future, and in the future, we may refinance all or a portion of our indebtedness, including our New Credit Agreement, and may incur additional indebtedness as a result. As of December 31, 2018, we had $575.3 million of additional borrowing capacity available under our revolving credit facility. The New Credit Agreement also contains an "accordion" feature that provides for uncommitted incremental extensions of credit in the form of increases in the revolving commitments or incremental term loans of up to $350.0 million.  In addition, we may issue an indeterminate amount of debt securities from time to time when we determine that market conditions and the opportunity to utilize the proceeds from the issuance of such debt securities are favorable. If new debt is added to our and our subsidiaries' current debt levels, the related risks that we and they now face could intensify.

Our access to capital may be affected by general macroeconomic conditions.

Credit markets may tighten significantly such that our ability to obtain new capital will be more challenging and more expensive.  We can provide no assurance that the banks that have made commitments under our New Credit Agreement will continue to operate as going concerns in the future or will agree to extend commitments beyond the maturity date.  If any of the banks in the lending group were to fail, or fail to renew their commitments, it is possible that the capacity under our New Credit Agreement would be reduced.  In the event that the availability under our New Credit Agreement was reduced significantly, we could be required to obtain capital from alternate sources in order to continue with our business and capital strategies.  Our options for addressing such capital constraints would include, but not be limited to (i) delaying certain capital expenditure projects, (ii) obtaining commitments from the remaining banks in the lending group or from new banks to fund increased or new amounts under the terms of our New Credit Agreement, (iii) accessing the public capital markets, or (iv) reducing our dividend (but not less than amounts required to maintain our status as a REIT and avoid income and excise taxes).  Such alternatives could be on terms less favorable than under existing terms, which could have a material effect on our consolidated financial position, results of operations, or cash flows.

Rising interest rates would increase the cost of our variable rate debt.

In recent years, the Federal Reserve has incrementally raised the target range for the federal funds rate.  As interest rates increase, generally, the cost of borrowing increases.  We have incurred and expect in the future to incur indebtedness that bears interest at variable rates, including indebtedness under our New Credit Agreement. Accordingly, increases in interest rates would increase our interest costs, which could have a material adverse effect on us and our ability to make distributions to our stockholders and pay amounts due on our debt or cause us to be in default under certain debt instruments.  In addition, an increase in market interest rates may lead holders of our common stock to demand a higher yield on their shares from distributions by us, which could adversely affect the market price for our common stock.

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

If we fail to qualify as a REIT in any taxable year, we would be subject to federal income tax (including any applicable alternative minimum tax for years before 2018) on our taxable income computed in the usual manner for corporate taxpayers without deduction for distributions to our stockholders, and we may need to borrow additional funds or issue securities to pay such additional tax liability. Any such corporate income tax liability could be substantial and would reduce the amount of cash available for other purposes, including distributions to our stockholders, because, unless we are entitled to relief under certain statutory provisions, we would be taxable as a C-corporation, beginning in the year in which the failure occurs, and we would not be allowed to re-elect to be taxed as a REIT for the following four years.

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

In order to qualify as a REIT, we will generally be required each year to distribute to our stockholders at least 90% of our REIT taxable income (determined without regard to the dividends paid deduction and by excluding any net capital gain), and we will be subject to tax to the extent our taxable income (including net capital gain) is not fully distributed. In addition, we will be subject to a 4% nondeductible excise tax on the amount, if any, by which distributions we pay in any calendar year are less than the sum of 85% of our ordinary income, 95% of our net capital gains, and 100% of our undistributed income from prior years. We currently intend to continue to make distributions to our stockholders to comply with the distribution requirements of the Code as well as to reduce our exposure to federal income taxes and the nondeductible excise tax. Differences in timing between the receipt of income and the payment of expenses to arrive at taxable income, along with the effect of required debt amortization payments, could require us to borrow funds to meet the distribution requirements that are necessary to achieve the tax benefits associated with qualifying as a REIT. We may acquire additional capital through our issuance of securities senior to our common stock, including additional borrowings or other indebtedness or the issuance of additional securities. Issuance of such senior securities creates additional risks because leverage is a speculative technique that may adversely affect common stockholders or noteholders. If the return on assets acquired with borrowed funds or other leverage proceeds does not exceed the cost of the leverage, the use of leverage could negatively affect our cash flow.

Additionally, the issuance of senior securities involves offering expenses and other costs, including interest payments, which are borne indirectly by our common stockholders.  Fluctuations in interest rates could increase interest payments on our senior securities, and could reduce cash available for distributions on our common stock or for payment on our debt securities. Increased operating costs, including the financing cost associated with any leverage, may reduce our total return to common stockholders.  Rating agency guidelines applicable to any senior securities may impose asset coverage requirements, dividend limitations, voting right requirements (in the case of senior equity securities), and other restrictions. Further, the terms of any senior securities or other borrowings may impose additional requirements, restrictions and limitations that are more stringent than those required by a rating agency that rates outstanding senior securities that may have an adverse effect on us and may affect our ability to pay distributions to our stockholders.  On the other hand, we may not be able to raise additional capital in the future on favorable terms or at all.  Unfavorable economic conditions could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us.

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

To the extent our ability to issue debt or other senior securities such as preferred stock is constrained, we may depend on the issuance of additional shares of common stock to finance new investments.  If we raise additional funds by issuing more shares of our common stock or senior securities convertible into, or exchangeable for, shares of our common stock, the percentage ownership of our stockholders at that time would decrease, and you would experience dilution.

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

The value of the securities we own in our TRSs is limited under the REIT asset tests.

Under the Code, no more than 20% of the value of the gross assets of a REIT may be represented by securities of one or more TRSs. This limitation may affect our ability to increase the size of our TRSs' operations and assets, and there can be no assurance that we will be able to comply with this limitation. If we are unable to comply with this limitation, we would fail to qualify as a REIT. Furthermore, our significant use of TRSs may cause the market to value shares of our common stock differently than the stock of other REITs, which may not use TRSs as extensively. Although we intend to monitor the value of our investments in TRSs, there can be no assurance that we will be able to comply with the 20% limitation discussed above.

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

It is possible that we will not be able to continue to make distributions to our stockholders or that the level of any distributions we do make to our stockholders will achieve a market yield or increase or even be maintained over time, any of which could materially and adversely affect the market price of our shares of common stock. Distributions could be dilutive to our financial results and may constitute a return of capital to our investors, which would have the effect of reducing each stockholder's basis in its shares of common stock. We also may need to borrow funds or use proceeds from the sale of assets to fund distributions.

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

For tax years beginning after December 31, 2017 (but subject to a sunset expiration at the end of 2025), U.S. stockholders that are individuals, trusts and estates generally are allowed a deduction in computing taxable income equal to 20% of any dividends received from REITs (other than any portion that is a capital gain or qualified dividend). Depending on the ordinary income tax rate applicable to investors who are individuals, trust and estates, the 20% deduction for REIT dividends may offset (or eliminate) the relatively more favorable tax treatment applicable to regular corporate qualified dividends.

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

Future offerings of debt or equity securities ranking senior to our common stock or incurrence of debt (including under our New Credit Agreement) may adversely affect the market price of our common stock.

If we decide to issue debt or equity securities in the future ranking senior to our common stock or otherwise incur indebtedness (including under our New Credit Agreement), it is possible that these securities or indebtedness will be governed by an indenture or other instrument containing covenants restricting our operating flexibility and limiting our ability to make distributions to our stockholders. Additionally, any convertible or exchangeable securities that we issue in the future may have rights, preferences and privileges, including with respect to distributions, more favorable than those of our common stock and may result in dilution to owners of our common stock. Because our decision to issue debt or equity securities in any future offering or otherwise incur indebtedness will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings or financings, any of which could reduce the market price of our common stock and dilute the value of our common stock.

Our issuance of preferred stock could adversely affect holders of our common stock and discourage a takeover.

Our Board of Directors has the authority to issue up to 50.0 million shares of preferred stock without any action on the part of our stockholders.  Our Board of Directors also has the authority, without stockholder approval, to set the terms of any new series of preferred stock that may be issued, including voting rights, dividend rights, liquidation rights and other preferences superior to our common stock.  In the event that we issue shares of preferred stock in the future that have preferences superior to our common stock, the rights of the holders of our common stock or the market price of our common stock could be adversely affected. In addition, the ability of our Board of Directors to issue shares of preferred stock without any action on the part of our stockholders may impede a takeover of us and discourage or prevent a transaction that may be favorable to our stockholders.

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

The properties we owned at December 31, 2018 are described under Item 1 and in Note 4 of the Notes to the Consolidated Financial Statements contained in this Annual Report, as well as in Schedule III in Part IV of this Annual Report.

ITEM 3.	LEGAL PROCEEDINGS.

General

The nature of our business results in claims and litigation alleging that we are liable for damages arising from the conduct of our employees or others. In the opinion of management, other than the litigation matter discussed below, there are no pending legal proceedings that would have a material effect on our financial position, results of operations or cash flows. Claims and legal proceedings are, however, subject to inherent uncertainties, and unfavorable decisions and rulings could occur that could have a material adverse impact on our financial position, results of operations or cash flows for the period in which such decisions and rulings occur, or future periods. See "Risk Factors - Risks Related to our Business and Industry - Legal proceedings related to, and adverse developments in our relationship with, our employees could adversely affect our business, financial condition or results of operations."; "—We are subject to legal proceedings associated with owning and managing correctional, detention, and residential reentry facilities."; and "—We are subject to certain stockholder litigation."

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

On December 18, 2017, the District Court denied our motion to dismiss.  On January 18, 2019, the District Court denied plaintiffs' motion to certify the matter as a class action. Plaintiffs timely moved the court to reconsider that ruling, simultaneously initiating the process to seek permission to appeal to the Sixth Circuit Court of Appeals should the court deny their motion.  We believe the lawsuit is entirely without merit and intend to vigorously defend against it. In addition, we maintain insurance, with certain self-insured retention amounts, to cover the alleged claims which may mitigate the risk that such litigation would have a material adverse effect on our financial condition, results of operations, or cash flows.

See additional information required under this section described in Note 15 of the Notes to the Consolidated Financial Statements contained in this Annual Report.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

PART II.

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Price of and Distributions on Capital Stock

Our common stock is traded on the New York Stock Exchange, or NYSE, under the symbol "CXW." On February 14, 2019, the last reported sale price of our common stock was $20.00 per share and there were approximately 3,000 registered holders and approximately 47,000 beneficial holders, respectively, of our common stock.

Dividend Policy

During 2017 and 2018, CoreCivic's Board of Directors declared the following quarterly dividends on its common stock:

Declaration Date	Record Date	Payable Date	Per Share
February 17, 2017	April 3, 2017	April 17, 2017	$0.42
May 11, 2017	July 3, 2017	July 17, 2017	$0.42
August 10, 2017	October 2, 2017	October 16, 2017	$0.42
December 7, 2017	January 2, 2018	January 15, 2018	$0.42
February 22, 2018	April 2, 2018	April 16, 2018	$0.43
May 11, 2018	July 2, 2018	July 16, 2018	$0.43
August 16, 2018	October 1, 2018	October 15, 2018	$0.43
December 13, 2018	January 2, 2019	January 15, 2019	$0.43

In order to qualify as a REIT, we are generally required each year to distribute to our stockholders at least 90% of our REIT taxable income (determined without regard to the dividends paid deduction and excluding net capital gains), and we will be subject to tax to the extent our net taxable income (including net capital gains) is not fully distributed. While we intend to continue paying regular quarterly cash dividends at levels expected to fully distribute our annual REIT taxable income, future dividends will be paid at the discretion of our Board of Directors and will depend on our future earnings, our capital requirements, our financial condition, limitations under debt covenants, opportunities for alternative uses of capital, the annual distribution requirements under the REIT provisions of the Code, and on such other factors as our Board of Directors may consider relevant.

Issuer Purchases of Equity Securities

None.

ITEM 6.	SELECTED FINANCIAL DATA.

The following selected financial data for the five years ended December 31, 2018, was derived from our consolidated financial statements and the related notes thereto.  This data should be read in conjunction with our audited consolidated financial statements, including the related notes, and "Management's Discussion and Analysis of Financial Condition and Results of Operations."  Our audited consolidated financial statements, including the related notes, as of December 31, 2018 and 2017, and for the years ended December 31, 2018, 2017, and 2016 are included in this Annual Report.

CORECIVIC, INC. AND SUBSIDIARIES

SELECTED HISTORICAL FINANCIAL INFORMATION

(in thousands, except per share data)

	For the Years Ended December 31,
	2018	2017	2016	2015	2014
STATEMENT OF OPERATIONS:
Revenues	$1,835,766	$1,765,498	$1,849,785	$1,793,087	$1,646,867
Expenses:
Operating	1,315,250	1,249,537	1,275,586	1,256,128	1,156,135
General and administrative	106,865	107,822	107,027	103,936	106,429
Depreciation and amortization	156,501	147,129	166,746	151,514	113,925
Contingent consideration for acquisition of businesses	6,085	—	—	—	—
Restructuring charges	—	—	4,010	—	—
Asset impairments	1,580	614	—	955	30,082
	1,586,281	1,505,102	1,553,369	1,512,533	1,406,571
Operating income	249,485	260,396	296,416	280,554	240,296
Other (income) expense:
Interest expense, net	80,753	68,535	67,755	49,696	39,535
Expenses associated with debt refinancing transactions	1,016	—	—	701	—
Other (income) expense	156	(90)	489	(58)	(1,204)
	81,925	68,445	68,244	50,339	38,331
Income from continuing operations before income taxes	167,560	191,951	228,172	230,215	201,965
Income tax expense	(8,353)	(13,911)	(8,253)	(8,361)	(6,943)
Net income	$159,207	$178,040	$219,919	$221,854	$195,022
Basic earnings per share	$1.34	$1.51	$1.87	$1.90	$1.68
Diluted earnings per share	$1.34	$1.50	$1.87	$1.88	$1.66
Weighted average common shares outstanding:
Basic	118,544	118,084	117,384	116,949	116,109
Diluted	118,716	118,465	117,791	117,785	117,312

	December 31,
	2018	2017	2016	2015	2014
BALANCE SHEET DATA:
Total assets	$3,655,660	$3,272,398	$3,271,604	$3,356,018	$3,117,646
Total debt	$1,801,676	$1,447,187	$1,445,169	$1,452,077	$1,190,455
Total liabilities	$2,240,601	$1,820,790	$1,812,641	$1,893,270	$1,636,146
Stockholders' equity	$1,415,059	$1,451,608	$1,458,963	$1,462,748	$1,481,500

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

As of December 31, 2018, through our CoreCivic Safety segment, we operated 51 correctional and detention facilities, 44 of which we owned, with a total design capacity of approximately 73,000 beds. Through our CoreCivic Community segment, we owned and operated 26 residential reentry centers with a total design capacity of approximately 5,000 beds.  In addition, through our CoreCivic Properties segment, we owned 27 properties leased to third parties and used by government agencies, totaling 2.3 million square feet.  We are the nation's largest owner of partnership correctional, detention, and residential reentry facilities and one of the largest prison operators in the United States.  We also believe we are the largest private owner of real estate used by U.S. government agencies.  Our size and experience provide us with significant credibility with our current and prospective customers, and enable us to generate economies of scale in purchasing power for food services, health care and other supplies and services we offer to our government partners.

We are structured as a real estate investment trust, or REIT.  We began operating as a REIT effective January 1, 2013. See Item 1, "Business – Overview" for a description of how we are organized and how we provide correctional services and conduct other operations through taxable REIT subsidiaries, or TRSs, in order to comply with REIT qualification requirements.

Our Business

Through our CoreCivic Safety and CoreCivic Community segments, we are compensated for providing bed capacity and correctional, detention, and residential reentry services at a per diem rate based upon actual or minimum guaranteed occupancy levels.  Federal, state, and local governments are constantly under budgetary constraints putting pressure on governments to control correctional budgets, including per diem rates our customers pay to us as well as pressure on appropriations for building new prison capacity.

The solutions we provide to our federal customers continue to be a significant component of our business, yet remained stable as a percentage of our total revenue during 2018 when compared to 2017. We believe our ability to provide flexible solutions and fulfill emergent needs of our federal customers would be very difficult and costly to replicate in the public sector.

Several of our state partners are projecting improvements in their budgets which has helped us secure recent per diem increases at certain facilities.  Further, several of our existing state partners, as well as prospective state partners, are experiencing growth in inmate populations and overcrowded conditions, or are considering alternative correctional capacity for their aged and inefficient infrastructure.  Although we can provide no assurance that we will enter into any new contracts, we believe we are well positioned to provide states with needed bed capacity, as well as the programming and reentry services they are seeking.  Over the previous 24 months, we have entered into new contracts with Ohio, Kentucky, Nevada, South Carolina, Kansas, and Vermont, while Wyoming has begun utilizing an existing contract it had not utilized in nearly a decade.

We believe the long-term growth opportunities of our business remain attractive as government agencies consider their emergent needs, as well as the efficiency and offender programming opportunities we provide, as flexible solutions to satisfy our partners' needs.  Further, we expect our partners to continue to face challenges in maintaining old facilities, developing new facilities, and expanding current facilities for additional capacity, which could result in increased future demand for the solutions we provide. Finally, as further described hereafter, we continue to identify attractive investment opportunities for government-leased properties, and expect to complete additional acquisitions that will diversify our cash flows, generate attractive risk-adjusted returns for our shareholders, and broaden the solutions we are able to provide to our partners.

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

We also believe that having beds immediately available to our partners provides us with a distinct competitive advantage when bidding on new contracts.  We believe the most significant opportunities for growth are in providing our government partners with available beds within facilities we currently own or that we will develop.  Over the long-term, we would like to see meaningful utilization of our available capacity and better visibility from our customers into their potential future needs before we develop new prison capacity on a speculative basis. We will, however, respond to customer demand and may develop or expand correctional and detention facilities when we believe potential long-term returns justify the capital deployment, like the current expansion of our Otay Mesa Detention Center in San Diego, California.  We are expanding the Otay Mesa facility by 512 beds as a result of long-standing demand from the United States Marshals Service, or the USMS, and the U.S. Immigration and Customs Enforcement, or ICE, and limited detention capacity in the Southwest region of the United States.  The expansion is expected to be complete during the fourth quarter of 2019 at an estimated cost of approximately $43.0 million.  Both the USMS and ICE currently utilize the Otay Mesa Detention Center under an existing contract that enables both agencies to utilize the additional capacity. We also believe that owning the facilities in which we provide management services enables us to more rapidly replace business lost compared with managed-only facilities, since we can offer the same beds to new and existing customers and, with customer consent, may have more flexibility in moving our existing inmate populations to facilities with available capacity.  Our management contracts generally provide our customers with the right to terminate our management contracts at any time without cause.

We are actively engaged in marketing our available capacity as solutions to meet the needs of potential customers. Historically, we have been successful in substantially filling our inventory of available beds and the beds that we have constructed. For example, pursuant to a new management contract we executed in November 2017, the Commonwealth of Kentucky began utilizing our 816-bed Lee Adjustment Center in Kentucky, one of our previously idled prison facilities, in the first quarter of 2018, and we completed the activation in the third quarter of 2018.  Filling these available beds could provide substantial growth in revenues, cash flow, and earnings per share.  However, we can provide no assurance that we will be able to fill our available beds.

We are also pursuing additional investment opportunities in residential reentry centers and other real estate assets with a bias toward those properties used to provide mission-critical governmental services, as well as other businesses that expand the range of solutions we provide to government partners, and expect to complete additional acquisitions that would further diversify our cash flows and generate attractive risk-adjusted returns for our shareholders.

We also remain steadfast in our efforts to contain costs.  Approximately 60% of our operating expenses consist of salaries and benefits.  The turnover rate for correctional officers for our company, and for the corrections industry in general, remains high.  We are making investments in systems and processes intended to help manage our workforce more efficiently and effectively, especially with respect to overtime and costs of turnover.  We are also focused on workers' compensation and medical benefits costs for our employees due to continued rising healthcare costs throughout the country.  Effectively managing these staffing costs requires a long-term strategy to control such costs, and we continue to dedicate resources to enhance our benefits, provide specialized training and career development opportunities to our staff and attract and retain quality personnel. Through ongoing company-wide initiatives, we continue to focus on efforts to manage costs and improve operating efficiencies.

Through the combination of our initiatives to (i) increase our revenues by increasing the utilization of our available beds, (ii) deliver new bed capacity through new facility construction and expansion opportunities, (iii) invest in real estate-only solutions, (iv) acquire community corrections facilities, (v) acquire other businesses that expand the range of solutions we provide to government partners and diversify our cash flows, and (vi) contain our operating expenses, we believe we will be able to maintain our competitive advantage and continue to diversify the range of services we provide to our customers at an attractive price, thereby producing value for our stockholders.

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

Asset impairments. The primary risk we face for asset impairment charges, excluding goodwill, is associated with correctional facilities we own.  As of December 31, 2018, we had $2.8 billion in property and equipment, including $235.0 million in long-lived assets, excluding equipment, at eight idled correctional facilities.  The carrying values of the eight idled facilities as of December 31, 2018 were as follows (in thousands):

Prairie Correctional Facility	$15,278
Huerfano County Correctional Center	16,660
Diamondback Correctional Facility	40,962
Southeast Kentucky Correctional Facility	21,098
Marion Adjustment Center	11,770
Kit Carson Correctional Center	55,507
Eden Detention Center	38,349
Torrance County Detention Facility	35,355
$234,979

We also have two idled non-core facilities containing 440 beds with an aggregate net book value of $3.8 million.  We incurred approximately $12.4 million, $10.8 million, and $8.1 million in operating expenses at the idled facilities for the years ended December 31, 2018, 2017, and 2016, respectively.

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

In performing our annual impairment analyses, the estimates of recoverability are initially based on projected undiscounted cash flows that are comparable to historical cash flows from management contracts at similar facilities to the idled facilities and sensitivity analyses that consider reductions to such cash flows.  Our sensitivity analyses included reductions in projected cash flows by as much as half of the historical cash flows generated by the respective facility as well as prolonged periods of vacancies.  In all cases, the projected undiscounted cash flows in our analyses as of December 31, 2018, exceeded the carrying amounts of each facility.

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

Goodwill impairments.  As of December 31, 2018, we had $48.2 million of goodwill, established in connection with multiple business combination transactions.  We evaluate the recoverability of the carrying value of goodwill annually, in connection with our annual budgeting process, and whenever circumstances indicate the carrying value of goodwill may not be recoverable.  Under the provisions of Accounting Standards Update 2017-04, "Intangibles–Goodwill and Other (Topic 350): Simplifying the Test of Goodwill Impairment", we perform a qualitative assessment to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount.  If, after assessing the totality of events or circumstances, we determine it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing a quantitative impairment test is not necessary.  If a quantitative test is required, we perform an assessment to identify the existence of impairment and to measure the excess of a reporting unit's carrying amount over its fair value by using a combination of various common valuation techniques, including market multiples and discounted cash flows.  By their nature, valuation techniques are subject to considerable judgment and require estimates of future cash flows as well as other factors, which are often difficult to predict.  Estimated fair values could change if there are changes in our capital structure, cost of debt, interest rates, capital expenditure levels, operating cash flows, or market capitalization. Accordingly, we may incur goodwill impairment charges in the future.

Self-funded insurance reserves.  As of December 31, 2018 and 2017, we had $35.1 million and $32.8 million, respectively, in accrued liabilities for employee health, workers' compensation, and automobile insurance claims.  We are significantly self-insured for employee health, workers' compensation, and automobile liability insurance claims.  As such, our insurance expense is largely dependent on claims experience and our ability to control our claims.  We have consistently accrued the estimated liability for employee health insurance claims based on our history of claims experience and the estimated time lag between the incident date and the date we pay the claims.  We have accrued the estimated liability for workers' compensation claims based on an actuarial valuation of the outstanding liabilities, discounted to the net present value of the outstanding liabilities, using a combination of actuarial methods used to project ultimate losses, and our automobile insurance claims based on estimated development factors on claims incurred. The liability for employee health, workers' compensation, and automobile insurance includes estimates for both claims incurred and for claims incurred but not reported.  These estimates could change in the future.  It is possible that future cash flows and results of operations could be materially affected by changes in our assumptions, new developments, or by the effectiveness of our strategies.

Legal reserves.  As of December 31, 2018 and 2017, we had $13.9 million and $7.8 million, respectively, in accrued liabilities under the provisions of Accounting Standards Codification Subtopic 450-20, "Loss Contingencies," or ASC 450, related to certain claims and legal proceedings in which we are involved.  We have accrued our best estimate of the probable costs for the resolution of these claims and legal proceedings.  In addition, we are subject to current and potential future claims and legal proceedings for which little or no accrual has been reflected because our current assessment of the potential exposure is nominal.  These estimates have been developed in consultation with our General Counsel's office and, as appropriate, outside counsel handling these matters, and are based upon an analysis of potential results, assuming a combination of litigation and settlement strategies.  It is possible that future cash flows and results of operations could be materially affected by changes in our assumptions, new developments, or by the effectiveness of our litigation and settlement strategies.

RESULTS OF OPERATIONS

Our results of operations are impacted by the number of facilities we owned and managed, the number of facilities we managed but did not own, the number of facilities we leased to other operators, and the facilities we owned that were not in operation. The following table sets forth the changes in the number of facilities operated for the years ended December 31, 2018, 2017, and 2016.

	Effective	CoreCivic
	Date	Safety	Community	Properties	Total
Facilities as of December 31, 2015		58	13	6	77
Acquisition of seven community corrections facilities in Colorado	April 2016	—	7	—	7
Lease of the North Fork Correctional Facility	May 2016	(1)	—	1	—
Acquisition of the Long Beach Community Corrections Center in California	June 2016	—	—	1	1
Facilities as of December 31, 2016		57	20	8	85
Acquisition of the Arapahoe Community Treatment Center in Colorado	January 2017	—	1	—	1
Expiration of the contract at the D.C. Correctional Treatment Facility in the District of Columbia	January 2017	(1)	—	—	(1)
Acquisition of the Stockton Female Community Corrections Facility in California	February 2017	—	—	1	1
Acquisition of the Oklahoma City Transitional Center in Oklahoma	June 2017	—	1	—	1
Combination of two existing facilities in Arizona into one complex	June 2017	(1)	—	—	(1)
Expiration of the contract at the Bartlett State Jail in Texas	June 2017	(1)	—	—	(1)
Termination of the lease at the Bridgeport Pre-Parole Transfer Facility in Texas	June 2017	—	—	(1)	(1)
Acquisition of the Oracle Transitional Center in Arizona	August 2017	—	1	—	1
Expiration of the contracts at three managed-only facilities in Texas	August 2017	(3)	—	—	(3)
Acquisition of a portfolio of leased properties in Georgia and North Carolina	September 2017	—	—	4	4
Acquisition of three community corrections facilities in Colorado	November 2017	—	3	—	3
Facilities as of December 31, 2017		51	26	12	89
Acquisition of a leased property in Florida	January 2018	—	—	1	1
Acquisition of a portfolio of leased properties in Arkansas, Missouri, Oklahoma, Tennessee and Texas	July 2018	—	—	12	12
Acquisition of a leased property in Maryland	August 2018	—	—	1	1
Acquisition of a leased property in Ohio	September 2018	—	—	1	1
Facilities as of December 31, 2018		51	26	27	104

Year Ended December 31, 2018 Compared to the Year Ended December 31, 2017

During the year ended December 31, 2018, we generated net income of $159.2 million, or $1.34 per diluted share, compared with net income of $178.0 million, or $1.50 per diluted share, for the previous year.  Financial results in 2018 and 2017 were impacted by several non-routine transactions, including income tax charges of $1.0 million and $4.5 million, respectively, resulting from the Tax Cuts and Jobs Act, or the TCJA, enacted in the fourth quarter of 2017, as further described hereafter.  Financial results in 2018 also reflected a charge of $6.1 million for contingent consideration associated with an acquisition of a business, as further described hereafter, as well as $1.6 million of asset impairments and $1.0 million of expenses associated with debt refinancing transactions.

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

•

CoreCivic Community segment, consisting of the 26 residential reentry centers that are owned, or controlled via a long-term lease, and managed by CoreCivic.  CoreCivic Community also includes the operating results of our electronic monitoring subsidiaries, Rocky Mountain Offender Management Systems, LLC, or RMOMS, and Recovery Monitoring Solutions Corporation, or RMSC.

•	CoreCivic Properties segment, consisting of the 27 real estate properties owned by CoreCivic and leased to, and operated by, third parties.

For the years ended December 31, 2018 and 2017, our total facility net operating income, or facility revenues less operating expenses, was divided among our three business segments as follows:

	For the Years Ended December 31,
	2018	2017
Segment:
Safety	87.1%	90.0%
Community	4.8%	4.4%
Properties	8.1%	5.6%

Facility Operations

A key performance indicator we use to measure the revenue and expenses associated with the operation of the correctional, detention, and residential reentry facilities we own or manage is expressed in terms of a compensated man-day, which represents the revenue we generate and expenses we incur for one offender for one calendar day.  Revenue and expenses per compensated man-day are computed by dividing facility revenue and expenses by the total number of compensated man-days during the period.  A compensated man-day represents a calendar day for which we are paid for the occupancy of an offender. We believe the measurement is useful because we are compensated for operating and managing facilities at an offender per-diem rate based upon actual or minimum guaranteed occupancy levels.  We also measure our costs on a per-compensated man-day basis, which is largely dependent upon the number of offenders we accommodate.  Further, per compensated man-day measurements are also used to estimate our potential profitability based on certain occupancy levels relative to design capacity.  Revenue and expenses per compensated man-day for all of the correctional, detention, and residential reentry facilities placed into service that we owned or managed, exclusive of those held for lease, and for TransCor were as follows for the years ended December 31, 2018 and 2017:

	For the Years Ended December 31,
	2018	2017
Revenue per compensated man-day	$76.50	$73.23
Operating expenses per compensated man-day:
Fixed expense	40.40	38.20
Variable expense	16.30	15.37
Total	56.70	53.57
Operating income per compensated man-day	$19.80	$19.66
Operating margin	25.9%	26.8%
Average compensated occupancy	80.7%	79.6%
Average available beds	78,047	80,903
Average compensated population	63,012	64,439

Fixed expenses per compensated man-day in 2018 include depreciation expense of $16.5 million and interest expense of $5.6 million in order to more properly reflect the cash flows associated with the lease at the South Texas Family Residential Center.  Fixed expenses per compensated man-day in 2017 include depreciation expense of $16.5 million and interest expense of $6.4 million associated with the lease at the South Texas Family Residential Center.

Revenue

Total revenue consists of management revenue we generate through CoreCivic Safety and CoreCivic Community in the operation of correctional, detention, and residential reentry facilities, as well as the revenue we generate from TransCor, RMOMS, and RMSC.  Total revenue also consists of rental revenue we generate through CoreCivic Properties from facilities we lease to third-party operators.  The following table reflects the components of revenue for the years ended December 31, 2018 and 2017 (in millions):

	For the Years Ended December 31,
	2018	2017	$ Change	% Change
Management revenue:
Federal	$891.0	$839.9	$51.1	6.1%
State	706.8	727.8	(21.0)	(2.9%)
Local	99.9	89.1	10.8	12.1%
Other	80.1	65.7	14.4	21.9%
Total management revenue	1,777.8	1,722.5	55.3	3.2%
Rental revenue	57.9	40.4	17.5	43.3%
Other revenue	0.1	2.6	(2.5)	(96.2%)
Total revenue	$1,835.8	$1,765.5	$70.3	4.0%

The $55.3 million, or 3.2%, increase in total management revenue was a result of an increase in revenue of approximately $75.0 million driven by an increase of 4.5% in average revenue per compensated man-day.  The increase in average revenue per compensated man-day was primarily the result of the effect of per diem increases at several of our facilities. The acquisition of RMOMS in the first quarter of 2018 and RMSC in the fourth quarter of 2018, both as further described hereafter, also contributed to the increase in total management revenue with incremental revenue of $18.4 million.  The increase in total management revenue was partially offset by a decrease in revenue of approximately $38.1 million caused by a decrease in the average daily compensated population.

Average daily compensated population decreased 1,427, or 2.2%, to 63,012 in 2018 compared to 64,439 in 2017. There were several notable factors that affected the average daily compensated population when comparing 2018 to 2017.  Average daily compensated population decreased primarily as a result of a continued, and anticipated decline in California inmates held in our out-of-state facilities and the expirations in the second and third quarters of 2017 of our contracts at four facilities that we managed for the state of Texas. The expiration of our contract with the Federal Bureau of Prisons, or the BOP, at our Eden Detention Center on April 30, 2017, also contributed to the reduction in average daily compensated population from 2017 to 2018.  These average daily compensated population decreases were partially offset by the new contract with the state of Ohio at our Northeast Ohio Correctional Center, as further described hereafter. We began receiving offender populations in the third quarter of 2017 under the new contract at the Northeast Ohio facility.  The new contract with the Commonwealth of Kentucky Department of Corrections, or KYDOC, to care for medium and close-security offenders at our previously idled 816-bed Lee Adjustment Center in Kentucky also contributed to the partial offset to decreases in average daily compensated population. The new contract with the KYDOC commenced on November 19, 2017, and we began receiving offenders at the Lee facility late in the first quarter of 2018, with approximately 830 offenders at the facility as of December 31, 2018.  Additional populations from the USMS and ICE, and multiple acquisitions of residential reentry centers during 2017, resulted in an increase in average daily compensated population during 2018.

The solutions we provide to our federal customers, including primarily the BOP, the USMS, and ICE, continue to be a significant component of our business, yet remained stable as a percentage of our total revenue during 2018 compared with 2017.  Our federal customers generated approximately 48% of our total revenue in both 2018 and 2017, increasing $51.1 million, or 6.1%.  The increase in federal revenues in 2018 primarily resulted from the combined effect of per diem increases for several of our federal contracts and a net increase in federal populations at certain other facilities, primarily from the USMS and ICE.  Two new contracts with the USMS at our Tallahatchie County Correctional Facility and with ICE at our La Palma Correctional Center executed in June 2018 and July 2018, respectively, contributed to these higher federal populations.  The increase in federal revenues in 2018 was partially offset by the expiration of our contract with the BOP at our Eden Detention Center on April 30, 2017.

State revenues from contracts at correctional, detention, and residential reentry facilities that we operate decreased $21.0 million, or 2.9%, from 2017 to 2018.  The decrease in state revenues was primarily a result of a continued, and anticipated decline in California inmates held in our out-of-state facilities and the expirations in the second and third quarters of 2017 of our contracts at four facilities that we managed for the state of Texas.  The decrease in state revenues was partially offset by a new contract with the state of Ohio at our Northeast Ohio Correctional Center, the execution in August 2017 of a new contract with the state of Nevada to care for up to 200 offenders at our 1,896-bed Saguaro Correctional Facility in Arizona, and the new contract with the KYDOC at our Lee Adjustment Center.  Per diem increases and a net increase in state populations at certain other facilities also contributed to the offset.

The $10.8 million, or 12.1%, increase in management revenue from local authorities from 2017 to 2018 was primarily a result of acquisitions during 2017 of multiple residential reentry centers, many of which partner with local agencies, as further described hereafter.  Also contributing to the increase in management revenue from local authorities in 2018 was the execution in September 2017 of a new three-year contract with Cibola County, New Mexico to care for a minimum of 120 offenders at our 1,129-bed Cibola County Corrections Center. The execution in July 2017 of a new three-year contract with the City of Mesa, Arizona to care for up to 200 offenders at our 4,128-bed Central Arizona Florence Correctional Complex also contributed to the increase in management revenue from local authorities in 2018.

The $17.5 million, or 43.3% increase in rental revenue from 2017 to 2018 was primarily a result of acquisitions of properties leased to third parties, including multiple acquisitions in 2017, the acquisition of Capital Commerce Center in the first quarter of 2018, and in separate transactions, the acquisitions of a portfolio of 12 properties, a Social Security Administration, or SSA, office building in Baltimore, Maryland, or SSA-Baltimore, and a property built-to-suit for the National Archives and Records Administration, or NARA, in the third quarter of 2018, as further described hereafter.

Operating Expenses

Operating expenses totaled $1,315.3 million and $1,249.5 million in 2018 and 2017, respectively. Operating expenses consist of those expenses incurred in the operation and management of correctional, detention, and residential reentry facilities, as well as those expenses incurred in the operations of TransCor, RMOMS, and RMSC.  Operating expenses also consist of those expenses incurred in the operation of facilities we lease to third-party operators.

Expenses incurred by CoreCivic Safety and CoreCivic Community in connection with the operation and management of our correctional, detention, and residential reentry facilities, as well as those incurred in the operations of TransCor, RMOMS, and RMSC, increased $62.2 million, or 5.0%, during 2018 compared with 2017.  Similar to our management revenue, there were several notable factors that affected the operating expenses incurred in these segments when comparing 2018 and 2017.  The expirations in the second and third quarters of 2017 of our contracts at four facilities that we managed for the state of Texas and the idling of our Torrance County Detention Facility in the fourth quarter of 2017 both contributed to a decrease in operating expenses.  The expiration of our contract with the BOP at our Eden Detention Center in the second quarter of 2017 also contributed to a decrease in operating expenses. However, the decrease in operating expenses was offset primarily by the additional operating expenses resulting from the new contracts with the state of Ohio at our Northeast Ohio Correctional Center and with the KYDOC at our Lee Adjustment Center.  Additional expenses resulting from the acquisitions of multiple residential reentry centers during 2017, the acquisition of RMOMS in the first quarter of 2018, and the acquisition of RMSC in the fourth quarter of 2018 also contributed to the increase in operating expenses in 2018.

Total expenses per compensated man-day increased to $56.70 during 2018 from $53.57 during 2017.  Fixed expenses per compensated man-day for 2018 and 2017 include depreciation expense of $16.5 million in each year and interest expense of $5.6 million and $6.4 million, respectively, in order to more properly reflect the cash flows associated with the lease at the South Texas Family Residential Center.  Negatively impacting expenses per compensated man-day in 2018 was the decline in, and eventual removal of all, California populations at our Tallahatchie County Correctional Facility, as well as a substantial reduction in California populations at our La Palma Correctional Center.  However, we retained staff at these facilities in anticipation of new contracts, as further discussed hereafter, in order to quickly activate operations for multiple customers in need of immediate bed capacity. The aforementioned expenses associated with the start-up of operations at our Northeast Ohio Correctional Center and at our Lee Adjustment Center also negatively impacted expenses per compensated man-day in 2018.

As the economy has improved and the nation's unemployment rate has declined, we have experienced wage pressures in certain markets across the country, and have provided wage increases to remain competitive.  These wage pressures (among other factors, including the aforementioned factors related to the Lee, Tallahatchie, and La Palma facilities) contributed to the decline in operating margins from the operation and management of correctional, detention, and residential reentry facilities during 2018 when compared to 2017. We continually monitor compensation levels very closely along with overall economic conditions and will set wage levels necessary to help ensure the long-term success of our business.  Further, we continually evaluate the structure of our employee benefits package and training programs to ensure we are better able to attract and retain our employees.  Salaries and benefits represent the most significant component of our operating expenses, representing approximately 60% of our total operating expenses during both 2018 and 2017.

The aforementioned expirations in the second and third quarters of 2017 of our contracts at four facilities we managed for the state of Texas also contributed to the increase in both revenue and expenses per compensated man-day from 2017 to 2018, as the revenue and expenses per compensated man-day for these facilities were lower than the portfolio average.

Operating expenses incurred by CoreCivic Properties in connection with facilities we lease to third-party operators increased $3.6 million, or 30.3%, during 2018 when compared to 2017.  The increase in expenses in this segment was primarily the result of acquisitions of properties leased to third parties, including multiple acquisitions in 2017, the acquisition of Capital Commerce Center in the first quarter of 2018, and in separate transactions, the acquisitions of a portfolio of 12 properties, the SSA-Baltimore office building, and the NARA property in the third quarter of 2018.

Facility Management Contracts

We enter into facility contracts to provide bed capacity and management services to governmental entities in our CoreCivic Safety and CoreCivic Community segments for terms typically ranging from three to five years, with additional renewal periods at the option of the contracting governmental agency. Accordingly, a substantial portion of our facility contracts are scheduled to expire each year, notwithstanding contractual renewal options that a government agency may exercise. Although we generally expect these customers to exercise renewal options or negotiate new contracts with us, one or more of these contracts may not be renewed by the corresponding governmental agency.
The BOP currently has outstanding a Request for Proposal under the Criminal Alien Requirement XIX solicitation, or CAR XIX, to contract for up to 9,540 offenders with the private sector.  The only contracted beds with the BOP under CAR XIX are at our 2,232-bed Adams County Correctional Center, although other private operators are operating facilities under contract extensions with the BOP that could be awarded under CAR XIX.  The contract with the BOP at the Adams facility expires in July 2019, and we can provide no assurance that we will retain this contract.

Based on information available as of the date of this Annual Report, notwithstanding the contract at the facility described above, we believe we will renew all material contracts that have expired or are scheduled to expire within the next twelve months.  We believe our renewal rate on existing contracts remains high due to a variety of reasons including, but not limited to, the constrained supply of available beds within the U.S. correctional system, our ownership of the majority of the beds we operate, and the cost effectiveness of the services we provide.  However, we cannot assure we will continue to achieve such renewal rates in the future.

CoreCivic Safety

CoreCivic Safety includes the operating results of the correctional and detention facilities that we operated during each period.  Total revenue generated by CoreCivic Safety increased $27.8 million, or 1.7%, from $1,648.2 million during 2017 to $1,676.0 million during 2018.  CoreCivic Safety's facility net operating income decreased $9.0 million, or 2.0%, from $462.6 million during 2017 to $453.6 million during 2018. The aggregate depreciation and interest expense associated with the lease at the South Texas Family Residential Center in 2018 and 2017, totaling $22.1 million and $22.9 million, respectively, are not included in these facility net operating income amounts, but are included in the per compensated man-day statistics.  During 2018 and 2017, CoreCivic Safety generated 87.1% and 90.0%, respectively, of our total facility net operating income.

The following table displays the revenue and expenses per compensated man-day for CoreCivic Safety's correctional and detention facilities placed into service that we own and manage and for the facilities we manage but do not own, inclusive of the transportation services provided by TransCor:

	For the Years Ended December 31,
	2018	2017
CoreCivic Safety Facilities:
Revenue per compensated man-day	$78.05	$74.47
Operating expenses per compensated man-day:
Fixed expense	41.03	38.75
Variable expense	16.92	15.85
Total	57.95	54.60
Operating income per compensated man-day	$20.10	$19.87
Operating margin	25.8%	26.7%
Average compensated occupancy	80.8%	79.6%
Average available beds	72,833	76,177
Average compensated population	58,834	60,640

Operating margins within the CoreCivic Safety facilities during 2018 were negatively impacted by start-up expenses incurred at our Lee Adjustment Center as we prepared to receive offender populations from the KYDOC late in the first quarter of 2018.  We incurred a facility net operating loss of $2.9 million during 2018, compared with a facility net operating loss of $1.1 million during 2017. The decline in, and eventual removal of all, California populations at our Tallahatchie County Correctional Facility and a substantial reduction in California populations at our La Palma Correctional Center also negatively impacted operating margins within the CoreCivic Safety facilities.  We retained staff at these two facilities in anticipation of new contracts, as further discussed hereafter. During 2018, facility net operating income declined at these facilities by $3.8 million from the prior year. The negative impact on operating margins of these events was partially offset by an increase in offender populations from the USMS and ICE across the portfolio in 2018.

On April 11, 2017, we announced that we contracted with the state of Ohio to care for up to an additional 996 offenders at our 2,016-bed Northeast Ohio Correctional Center.  The initial term of the contract continues through June 2032 with unlimited renewal options, subject to appropriations and mutual agreement.  We began receiving offender populations at the Northeast Ohio facility from the state of Ohio in the third quarter of 2017.  As of December 31, 2018, we cared for approximately 900 offenders from the state of Ohio, 700 offenders from the USMS, and approximately 300 detainees from ICE at our Northeast Ohio facility.  Total revenue at the Northeast Ohio facility increased by $20.1 million from 2017 to 2018, primarily as a result of this new contract with the state of Ohio. However, the new contract had a negative impact on operating margins during 2018 due to the gradual increase in offender populations at the facility.

On April 30, 2017, our contract with the BOP at our Eden Detention Center expired and was not renewed.  We subsequently idled the facility in the second quarter of 2017. The Eden facility generated total revenue and facility net operating income of $10.4 million and $1.9 million, respectively, during the time the facility was active in 2017, negatively impacting margins in 2018 when compared to 2017.

During the third quarter of 2016, the Texas Department of Criminal Justice, or TDCJ, solicited proposals for the rebid of four facilities we managed for the state of Texas.  The managed-only contracts for these four facilities were scheduled to expire in August 2017.  On March 31, 2017, the TDCJ notified us that, in light of the current economic climate as well as the fiscal constraints and budget outlook for the TDCJ for the next biennium, the TDCJ would not be awarding the contract for the Bartlett State Jail, one of the facilities included in the rebid process.  During the first quarter of 2017, we wrote-off $0.3 million of goodwill associated with this managed-only facility.  In collaboration with the TDCJ, the decision was made to close the Bartlett facility on June 24, 2017.  During the third quarter of 2017, the TDCJ notified us that it selected other operators for the management of the three remaining managed-only facilities that were subject to the rebid.  We successfully transferred operations of these facilities to the other operators upon expiration of the contracts.  The four facilities we managed for the state of Texas had a total capacity of 5,129 beds and generated total revenue and incurred a facility net operating loss of $30.4 million and $0.2 million, respectively, during the time they were active in 2017.

During the first quarter of 2015, the adult inmate population held in state of California institutions first met a Federal court order to reduce inmate populations below 137.5% of its capacity.  Inmate populations in the state continued to decline below the court ordered capacity limit which has resulted in declining inmate populations in the out-of-state program at facilities we own and operate.  As of December 31, 2018, the adult inmate population held in state of California institutions remained in compliance with the Federal court order at approximately 134.5% of capacity, or approximately 114,400 inmates, which did not include the California inmates held in our 3,060-bed La Palma Correctional Center in Eloy, Arizona, our remaining out-of-state facility caring for California inmates, compared with 114,500 inmates at December 31, 2017.  During 2018 and 2017, we cared for an average daily population of approximately 2,900 and 4,400 California inmates, respectively, in facilities outside the state as a partial solution to the State's overcrowding.  This decline in population resulted in a decrease in revenue of $34.8 million from 2017 to 2018.  Approximately 4% and 6%, respectively, of our total revenue in 2018 and 2017 was generated from the California Department of Corrections and Rehabilitation, or CDCR, in facilities housing inmates outside the state of California.

The state of California's budget for fiscal 2018-2019, signed by the Governor of California in June 2018, anticipated that all inmates would be returned to the State by January 2019.  In accordance with the budget for fiscal 2018-2019, all inmates were removed from our 2,672-bed Tallahatchie County Correctional Facility in Tutwiler, Mississippi in the second quarter of 2018. However, due to the higher-than-expected population in fiscal 2018-2019, the State was unable to accept the transfer of the inmates cared for at our La Palma facility.  During January 2019, the Governor issued a proposed budget for fiscal 2019-2020.  The proposed budget assumes all inmates will be returned from out-of-state facilities by June 30, 2019.  As of December 31, 2018, we cared for approximately 2,000 inmates from the state of California at our La Palma facility.

On June 14, 2018, we announced that we entered into a new contract under an inter-governmental service agreement, or IGSA, between the Tallahatchie County Correctional Authority, Tutwiler, Mississippi and the USMS at our Tallahatchie County Correctional Facility.  The new contract, which also authorizes ICE to utilize the facility, commenced on June 14, 2018, and has an initial term expiring June 30, 2020, with unlimited two-year extension options thereafter upon mutual agreement. On September 19, 2018, we announced that we entered into a new contract with the Vermont Department of Corrections to care for up to 350 of the State's inmates at our Tallahatchie facility.  The new contract commenced on October 1, 2018, and has an initial term of two years, with one additional two-year extension option thereafter upon mutual agreement.  We began receiving inmates from Vermont at our Tallahatchie facility during the fourth quarter of 2018. On December 31, 2018, we cared for approximately 600 offenders from the USMS, 1,100 detainees from ICE, 200 inmates from Vermont, and approximately 200 offenders under additional new contracts from the states of South Carolina and Wyoming and the U.S. Virgin Islands at our Tallahatchie facility.

On July 24, 2018, we announced that the city of Eloy agreed to modify an existing IGSA with ICE to add the La Palma facility as a place of performance.  The new contract commenced on July 24, 2018, and has an indefinite term, subject to termination by either party with 90 days' written notice.  Capacity at the facility has initially been made available to ICE under the new agreement as California inmate populations declined at the facility.  On December 31, 2018, we cared for approximately 1,100 detainees from ICE at our La Palma facility.

CoreCivic Community

CoreCivic Community includes the operating results of the residential reentry centers that we operated during each period, along with the operating results of RMOMS and RMSC from their acquisition dates. Total revenue generated by CoreCivic Community increased $27.6 million, or 37.1%, from $74.3 million during 2017 to $101.8 million during 2018.  CoreCivic Community's facility net operating income increased $2.2 million, or 9.6%, from $22.8 million during 2017 to $24.9 million during 2018.  During 2018 and 2017, CoreCivic Community generated 4.8% and 4.4%, respectively, of our total facility net operating income.

The following table displays the revenue and expenses per compensated man-day for CoreCivic Community's residential reentry facilities placed into service that we own and manage, but exclusive of the electronic monitoring and case management services provided by RMOMS and RMSC given that revenue is not generated on a per compensated man-day basis for these services:

	For the Years Ended December 31,
	2018	2017
CoreCivic Community Facilities:
Revenue per compensated man-day	$54.67	$53.56
Operating expenses per compensated man-day:
Fixed expense	31.52	29.47
Variable expense	7.62	7.67
Total	39.14	37.14
Operating income per compensated man-day	$15.53	$16.42
Operating margin	28.4%	30.7%
Average compensated occupancy	80.1%	80.4%
Average available beds	5,214	4,726
Average compensated population	4,178	3,799

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

•

Effective January 1, 2018, we closed on the acquisition of RMOMS, which provides non-residential correctional alternatives, including electronic monitoring and case management services, to municipal, county, and state governments in seven states; and

•

Effective December 1, 2018, we closed on the acquisition of RMSC, which provides non-residential correctional alternatives, including electronic monitoring and case management services, to municipal, county, and state governments in four states.

We acquired these six facilities in 2017, and RMOMS and RMSC in 2018 as strategic investments that further expand the network of reentry assets we own and broaden the scope of solutions we provide.

Operating margins in the CoreCivic Community segment were negatively impacted by the aforementioned increase in salaries due to a competitive labor market.

CoreCivic Properties

CoreCivic Properties includes the operating results of the properties we leased to third parties and that were used by government agencies during each period.  Total revenue generated by CoreCivic Properties increased $17.5 million, or 43.2%, from $40.4 million during 2017 to $57.9 million during 2018.  CoreCivic Properties' facility net operating income increased $13.9 million, or 48.5%, from $28.6 million during 2017 to $42.5 million during 2018.  During 2018 and 2017, CoreCivic Properties generated 8.1% and 5.6%, respectively, of our total facility net operating income.

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

On July 17, 2018, we completed the acquisition of a portfolio of twelve properties which are 100% leased to the U.S. Federal Government through the GSA on behalf of the SSA, the Department of Homeland Security, or DHS, and ICE.

On August 23, 2018, we acquired the 541,000 square-foot SSA-Baltimore office building.  The office building was purpose built to SSA specifications in 2014 under a 20-year firm term lease expiring in January 2034, and is backed by the full faith and credit of the U.S. Federal Government through the GSA.

On September 21, 2018, we acquired a 217,000 square-foot, steel frame property in Dayton, Ohio that was built-to-suit for NARA in 2002. The building is 100% leased to the GSA on behalf of NARA through January 2023 and includes two additional 10-year renewal options.  The building provides 1.2 million cubic feet of storage space, approximately 90% of which is dedicated to archives of the IRS.

We currently intend to pursue attractive investment opportunities for government-leased properties, and we expect to complete additional acquisitions that we believe will diversify our cash flows, generate attractive risk-adjusted returns for our shareholders, and broaden the solutions we are able to provide to our partners.

General and administrative expense

For the years ended December 31, 2018 and 2017, general and administrative expenses totaled $106.9 million and $107.8 million, respectively.  General and administrative expenses consist primarily of corporate management salaries and benefits, professional fees, including those associated with mergers and acquisitions, or M&A, and other administrative expenses.

Depreciation and Amortization

For the years ended December 31, 2018 and 2017, depreciation and amortization expense totaled $156.5 million and $147.1 million, respectively.  The increase in depreciation and amortization expense from 2017 to 2018 primarily resulted from our M&A activities, particularly the various acquisitions of real estate assets under our CoreCivic Properties segment.  Our lease agreement with the third-party lessor associated with the 2,400-bed South Texas Family Residential Center resulted in our being deemed the owner of the constructed assets for accounting purposes, in accordance with ASC 840-40-55, formerly Emerging Issues Task Force No. 97-10, "The Effect of Lessee Involvement in Asset Construction".  Accordingly, our balance sheet reflects the costs attributable to the building assets constructed by the third-party lessor, which is being depreciated over the remaining term of the lease.  Depreciation expense for the constructed assets at this facility was $16.5 million during both 2018 and 2017.

Contingent consideration for acquisition of businesses

As a result of better than estimated financial performance of the acquisition of TTC in 2017, during the fourth quarter of 2018, we recognized a charge of $6.1 million for additional contingent consideration owed to the seller associated with the acquisition.  The total contingent consideration was paid in full during the first quarter of 2019.

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

Interest expense, net

Interest expense was reported net of interest income and capitalized interest for the years ended December 31, 2018 and 2017.  Gross interest expense, net of capitalized interest, was $82.2 million and $69.5 million in 2018 and 2017, respectively.  Gross interest expense is based on outstanding borrowings under our revolving credit facility, our outstanding Incremental Term Loan, or Term Loan, our outstanding senior notes, and our outstanding non-recourse mortgage notes, as well as the amortization of loan costs and unused facility fees.  We also incur interest expense associated with the lease of the South Texas Family Residential Center, in accordance with ASC 840-40-55.  Interest expense associated with the lease of this facility was $5.6 million and $6.4 million during 2018 and 2017, respectively.  The increase in gross interest expense in 2018 primarily resulted from an increase in the London Interbank Offered Rate, or LIBOR, and higher interest expense associated with the offering of $250.0 million aggregate principal amount of 4.75% senior notes in the fourth quarter of 2017, and new non-recourse mortgage notes issued during 2018, as further described hereafter.

We have benefited from relatively low interest rates on our revolving credit facility, which is largely based on LIBOR.  Based on our total leverage ratio, borrowings under our revolving credit facility during 2017 and 2018 were at the base rate plus a margin of 0.50% or at LIBOR plus a margin of 1.50%, and a commitment fee equal to

0.35% of the unfunded balance. Interest rates under the Term Loan are the same as the interest rates under our revolving credit facility.

On January 19, 2018, we acquired the 261,000 square-foot Capital Commerce Center located in Tallahassee, Florida for a purchase price of $44.7 million.  The acquisition was partially financed with a $24.5 million non-recourse mortgage note, or the Capital Commerce Note, which is fully-secured by the Capital Commerce Center property, with an interest rate of 4.5%, maturing in January 2033.

On April 20, 2018, CoreCivic of Kansas, LLC, a wholly-owned subsidiary of ours, priced $159.5 million in aggregate principal amount of non-recourse senior secured notes, or the Kansas Notes, in a private placement pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended.  The private placement closed on June 1, 2018. We are using the proceeds of the private placement, which are drawn on quarterly funding dates beginning in the second quarter of 2018, to fund construction of the Lansing Correctional Facility, as further described hereafter, along with costs and expenses of the project.  The Kansas Notes have a yield to maturity of 4.43% and are scheduled to mature in January 2040, approximately 20 years following completion of the project, which is expected to occur during the first quarter of 2020.  We capitalized $0.9 million of interest during 2018 associated with this construction project.

On August 23, 2018, we acquired the 541,000 square-foot SSA-Baltimore office building for a purchase price of $242.0 million.  In connection with the acquisition, we assumed $157.3 million of in-place financing that was used to fund the initial construction of the property in 2014.  The assumed non-recourse mortgage note, or the SSA-Baltimore Note, carries a fixed interest rate of 4.5%, with a balloon payment of $40.0 million due at maturity in February 2034. The SSA-Baltimore Note is fully-secured by the SSA-Baltimore property.

Gross interest income was $1.4 million and $1.0 million in 2018 and 2017, respectively. Gross interest income is earned on notes receivable, investments, cash and cash equivalents, and restricted cash.  Total capitalized interest was $1.0 million during 2018. Capitalized interest in 2018 was primarily associated with the construction of the Lansing Correctional Facility and the expansion of our Otay Mesa Detention Center, as further described hereafter. There was no interest capitalized during 2017.

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

During the years ended December 31, 2018 and 2017, our financial statements reflected an income tax expense of $8.4 million and $13.9 million, respectively.  Our effective tax rate was 5.0% and 7.2% during 2018 and 2017, respectively.  The TCJA, enacted December 22, 2017, reduces the U.S. federal corporate tax rate from 35% to 21%, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred, and creates new taxes on certain foreign-sourced earnings.  However, the TCJA does not change the dividends paid deduction applicable to REITs and, therefore, we generally will not be subject to federal income taxes on our REIT taxable income and gains that we distribute to our stockholders.  As a result of changes in the U.S. federal corporate tax rates resulting from the TCJA, during the fourth quarter of 2017, we re-measured certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 21%.  In the fourth quarter of 2017, we recognized $4.5 million, which was included as a component of income tax expense, for the revaluation of deferred tax assets and liabilities and other taxes associated with the TCJA. During the third quarter of 2018, we revised our estimates of the revaluation of deferred tax assets and liabilities resulting in the recognition of an additional charge of $1.0 million, which was included as a component of income tax expense.

Year Ended December 31, 2017 Compared to the Year Ended December 31, 2016

During the year ended December 31, 2017, we generated net income of $178.0 million, or $1.50 per diluted share, compared with net income of $219.9 million, or $1.87 per diluted share, for the previous year.  Our financial results were impacted by several non-routine transactions, including the renegotiation of a contract at the South Texas Family Residential Center in the fourth quarter of 2016 that resulted in a decrease in revenue of $96.7 million at this facility in 2017 compared with 2016, and restructuring charges of $4.0 million in the third quarter of 2016, both as more fully described hereafter. Income tax charges of $4.5 million resulting from the aforementioned TCJA also impacted 2017 financial results.

For the years ended December 31, 2017 and 2016, our total facility net operating income was divided among our three business segments as follows:

	For the Years Ended December 31,
	2017	2016
Segment:
Safety	90.0%	91.6%
Community	4.4%	3.2%
Properties	5.6%	5.2%

Facility Operations

Revenue and expenses per compensated man-day for all of the correctional, detention, and residential reentry facilities placed into service that we owned or managed, exclusive of those held for lease, and for TransCor were as follows for the years ended December 31, 2017 and 2016:

	For the Years Ended December 31,
	2017	2016
Revenue per compensated man-day	$73.23	$74.79
Operating expenses per compensated man-day:
Fixed expense	38.20	38.53
Variable expense	15.37	15.83
Total	53.57	54.36
Operating income per compensated man-day	$19.66	$20.43
Operating margin	26.8%	27.3%
Average compensated occupancy	79.6%	78.8%
Average available beds	80,903	83,882
Average compensated population	64,439	66,112

Fixed expenses per compensated man-day in 2017 include depreciation expense of $16.5 million and interest expense of $6.4 million in order to more properly reflect the cash flows associated with the lease at the South Texas Family Residential Center.  Fixed expenses per compensated man-day in 2016 include depreciation expense of $38.7 million and interest expense of $10.0 million associated with the lease at the South Texas Family Residential Center.

Revenue

The following table reflects the components of revenue for the years ended December 31, 2017 and 2016 (in millions):

	For the Years Ended December 31,
	2017	2016	$ Change	% Change
Management revenue:
Federal	$839.9	$954.8	$(114.9)	(12.0%)
State	727.8	710.4	17.4	2.4%
Local	89.1	78.1	11.0	14.1%
Other	65.7	66.4	(0.7)	(1.1%)
Total management revenue	1,722.5	1,809.7	(87.2)	(4.8%)
Rental revenue	40.4	38.0	2.4	6.3%
Other revenue	2.6	2.1	0.5	23.8%
Total revenue	$1,765.5	$1,849.8	$(84.3)	(4.6%)

The $87.2 million, or 4.8%, decrease in total management revenue was a result of a decrease in revenue of approximately $36.6 million driven by a decrease of 2.1% in average revenue per compensated man-day.  The decrease in management revenue was also a result of a decrease in revenue of approximately $50.6 million caused by a decrease in the average daily compensated population, as well as the revenue generated by one fewer day of operations due to leap year in 2016.  The decrease in average revenue per compensated man-day from 2016 to 2017 was primarily a result of the amended IGSA associated with the South Texas Family Residential Center, which became effective in the fourth quarter of 2016, as further described hereafter.  The decrease in average revenue per compensated man-day was partially offset by the effect of per diem increases at several of our other facilities.

Average daily compensated population decreased 1,673, or 2.5%, to 64,439 in 2017 compared to 66,112 in 2016. There were several notable factors that affected the average daily compensated population when comparing 2017 to 2016. Average daily compensated population during 2017 increased due to the activation in the third quarter of 2016 of the new contract to care for up to an additional 1,000 inmates at our newly expanded Red Rock Correctional Center, and the full activation of the newly constructed Trousdale Turner Correctional Center during 2016, both as further described hereafter.  Average daily compensated population in 2017 also increased due to two new contracts at our Northeast Ohio Correctional Center.  In December 2016, we announced a new contract award from ICE at the Northeast Ohio facility in order to assist ICE with their detention needs and, in the third quarter of 2017, we began receiving offender populations at the Northeast Ohio facility under the aforementioned new contract with the state of Ohio.  Total revenue at the Northeast Ohio facility increased by $10.7 million from 2016 to 2017 primarily as a result of these two new contracts.  Such average daily compensated population increases were offset by the decline in California inmates held in our out-of-state facilities and the expiration of our contract with the District of Columbia, or the District, at the D.C. Correctional Treatment Facility in the first quarter of 2017, both as further described hereafter. The expiration of our contract with the BOP at our Eden Detention Center on April 30, 2017, and the expirations in the second and third quarters of 2017 of our contracts at four facilities that we managed for the state of Texas, also contributed to the decrease in average daily compensated population in 2017.  The expiration of our contract with the BOP at our Cibola County Corrections Center in October 2016 also resulted in a decrease in average daily compensated population in 2017.  While we signed a new contract in October 2016 to provide detention space and services at our Cibola facility to ICE for up to 1,116 detainees, the transition period from the BOP contract to the ICE contract and lower utilization by ICE resulted in a reduction in average daily compensated population at our Cibola facility in 2017 when compared to 2016.  Lower utilization by the USMS and ICE at our Torrance County Detention Facility also contributed to the reduction in average daily compensated population and led to our idling the facility in the fourth quarter of 2017, as further described hereafter.

Our federal customers generated approximately 48% and 52% of our total revenue in 2017 and 2016, respectively, decreasing $114.9 million, or 12.0%.  The decrease in federal revenues primarily resulted from the amended IGSA associated with the South Texas Family Residential Center, which became effective in the fourth quarter of 2016, the expiration of our contract with the BOP at our Eden Detention Center on April 30, 2017, and the expiration of our contract with the BOP at our Cibola County Corrections Center in October 2016, net of revenue from the new contract with ICE at this facility.  The decrease in federal revenues was partially offset by the combined effect of per diem increases for several of our federal contracts and a net increase in federal populations at certain other facilities.

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

The $2.4 million, or 6.3%, increase in rental revenue from 2016 to 2017 was primarily a result of the lease with the Oklahoma Department of Corrections, or ODOC, entered into in May 2016 for our previously idled 2,400-bed North Fork Correctional Facility, and multiple acquisitions in 2016 and 2017 of properties leased to third parties, all as further described hereafter.

Operating Expenses

Operating expenses totaled $1,249.5 million and $1,275.6 million in 2017 and 2016, respectively. Operating expenses consist of those expenses incurred in the operation and management of correctional, detention, and residential reentry facilities, as well as those expenses incurred in the operations of TransCor.  Operating expenses also consist of those expenses incurred in the operation of facilities we lease to third-party operators.

Expenses incurred by CoreCivic Safety and CoreCivic Community in connection with the operation and management of our correctional, detention, and residential reentry facilities, as well as those incurred in the operations of TransCor, decreased $29.5 million, or 2.3%, during 2017 compared with 2016.  There were several notable factors that affected operating expenses incurred in these segments when comparing 2017 with 2016.  The amended IGSA associated with the South Texas Family Residential Center, which lowered the cost structure effective in the fourth quarter of 2016, the expiration of our contract with the District at the D.C. Correctional Treatment Facility in the first quarter of 2017, the expiration of our contract with the BOP at our Eden Detention Center in the second quarter of 2017, the expirations in the second and third quarters of 2017 of our contracts at four facilities that we managed for the state of Texas, and the idling of our Torrance County Detention facility in the fourth quarter of 2017 all contributed to a decrease in operating expenses.  The decrease in operating expenses was partially offset primarily by the activation of the expansion at our Red Rock Correctional Center in the third quarter of 2016 and the additional expenses resulting from the new contracts with ICE and the state of Ohio at our Northeast Ohio Correctional Center. Additional factors affecting operating expenses included the one fewer day of operations due to leap year in 2016, the additional expenses resulting from the full activation of the newly constructed Trousdale Turner Correctional Center during 2016, and the additional expenses resulting from acquisitions of multiple residential reentry centers during 2016 and 2017.

Total expenses per compensated man-day decreased to $53.57 during 2017 from $54.36 during 2016.  Fixed expenses per compensated man-day for 2017 and 2016 include depreciation expense of $16.5 million and $38.7 million, respectively, and interest expense of $6.4 million and $10.0 million, respectively, in order to more properly reflect the cash flows associated with the lease at the South Texas Family Residential Center.  Fixed expenses and variable expenses per compensated man-day decreased from 2016 to 2017 primarily as a result of the amended IGSA which lowered the cost structure associated with the South Texas Family Residential Center effective in the fourth quarter of 2016, as further described hereafter.

As the economy improved and the nation's unemployment rate declined, we experienced wage pressures in certain markets across the country, and provided wage increases to remain competitive.  These wage pressures (among other factors) contributed to the decline in operating margins during 2017 compared to 2016, as salaries expense per compensated man-day increased 4.5%, excluding the impact of the aforementioned contract modification at the South Texas Family Residential Center.  Salaries and benefits represent the most significant component of our operating expenses, representing approximately 60% and 59% of our total operating expenses during 2017 and 2016, respectively.

Operating expenses incurred by CoreCivic Properties in connection with facilities we lease to third-party operators increased $3.4 million, or 40.7%, during 2017 when compared with 2016.  The increase in expenses in this segment was primarily a result of the lease with the ODOC entered into in May 2016 for our previously idled 2,400-bed North Fork Correctional Facility, and multiple acquisitions in 2016 and 2017 of properties leased to third parties.

CoreCivic Safety

CoreCivic Safety includes the operating results of the correctional and detention facilities that we operated during each period.  Total revenue generated by CoreCivic Safety decreased $102.0 million, or 5.8%, from $1,750.2 million during 2016 to $1,648.2 million during 2017.  CoreCivic Safety's facility net operating income decreased $62.3 million, or 11.9%, from $524.9 million during 2016 to $462.6 million during 2017.  CoreCivic Safety's facility net operating income in 2017 was unfavorably impacted by the amended IGSA associated with the South Texas Family Residential Center, which became effective in the fourth quarter of 2016, as further described hereafter.  The aggregate depreciation and interest expense associated with the lease at the South Texas Family Residential Center in 2017 and 2016, totaling $22.9 million and $48.7 million, respectively, are not included in these facility net operating income amounts, but are included in the per compensated man-day statistics.  During 2017 and 2016, CoreCivic Safety generated 90.0% and 91.6%, respectively, of our total facility net operating income.

The following table displays the revenue and expenses per compensated man-day for CoreCivic Safety's correctional and detention facilities placed into service that we own and manage and for the facilities we manage but do not own, inclusive of the transportation services provided by TransCor:

	For the Years Ended December 31,
	2017	2016
CoreCivic Safety Facilities:
Revenue per compensated man-day	$74.47	$75.98
Operating expenses per compensated man-day:
Fixed expense	38.75	39.09
Variable expense	15.85	16.22
Total	54.60	55.31
Operating income per compensated man-day	$19.87	$20.67
Operating margin	26.7%	27.2%
Average compensated occupancy	79.6%	79.0%
Average available beds	76,177	79,667
Average compensated population	60,640	62,934

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

During 2017 and 2016, we recognized $170.6 million and $267.3 million, respectively, in total revenue associated with the South Texas Family Residential Center.  The original IGSA with ICE had a favorable impact on the revenue and net operating income of our CoreCivic Safety segment during 2016, with more favorable operating margin percentages than the average of other facilities in the segment.  Under terms of the amended IGSA entered into in October 2016, the revenues generated at the South Texas Family Residential Center declined and operating margin percentages at the facility became more comparable to those of our average facilities, resulting in a material reduction to our facility net operating income in 2017.

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

During the first quarter of 2015, the adult inmate population held in state of California institutions first met a Federal court order to reduce inmate populations below 137.5% of its capacity.  Inmate populations in the state continued to decline below the court ordered capacity limit which has resulted in declining inmate populations in the out-of-state program at facilities we own and operate.  As of December 31, 2017, the adult inmate population held in state of California institutions remained in compliance with the Federal court order at approximately 134.6% of capacity, or approximately 114,500 inmates, which did not include the California inmates held in our out-of-state facilities, compared with 114,000 inmates at December 31, 2016.  During the years ended December 31, 2017 and 2016, we cared for an average daily population of approximately 4,400 and 4,900 California inmates, respectively, in facilities outside the state as a partial solution to the State's overcrowding.  This decline in population, along with the revenue impact of one fewer day of operations due to leap year in 2016, resulted in a decrease in revenue of $9.3 million from 2016 to 2017.

Approximately 6% of our total revenue in both 2017 and 2016 was generated from the CDCR in facilities housing inmates outside the state of California.

During the fourth quarter of 2015, we completed construction of our 2,552-bed Trousdale Turner Correctional Center.  While we began housing state of Tennessee inmates at the facility in January 2016, occupancy at the facility increased throughout the year, leading to an increase in revenue of $18.4 million from the year ended December 31, 2016 to the year ended December 31, 2017.  Due to a competitive job market in the surrounding area, financial operations of this facility were not stabilized during 2017. We incurred incremental expenses for wage increases, various incentive plans, recruiting efforts, and other costs which had an impact on the facility operating margin.

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

On April 30, 2017, our contract with the BOP at our Eden Detention Center expired and was not renewed.  Total revenue decreased $23.7 million at this facility from 2016 to 2017.  We subsequently idled the facility in the second quarter of 2017.  During the time the facility was active in 2017, we generated facility net operating income of $1.9 million and we generated facility net operating income of $9.1 million for the full year ended December 31, 2016.

As a result of declines in federal populations at our 910-bed Torrance County Detention Facility and 1,129-bed Cibola County Corrections Center, during the third quarter of 2017, we made the decision to consolidate offender populations into our Cibola facility in order to take advantage of efficiencies gained by consolidating populations into one facility.  We idled the Torrance facility in the fourth quarter of 2017 following the transfer of the offender population.  During 2017 and 2016, we incurred facility net operating losses of $2.3 million and $4.0 million, respectively, at the Torrance facility.

As previously discussed herein, in the second and third quarters of 2017, we successfully transferred operations of four facilities we managed for the state of Texas to other operators upon expiration of the contracts with the TDCJ at these facilities.  The four facilities had a total capacity of 5,129 beds and generated total revenue and a facility net operating loss of $30.4 million and $0.2 million, respectively, during the time they were active in 2017, and total revenue and net operating income of $49.9 million and $2.3 million, respectively, for the year ended December 31, 2016.  The termination of the contracts with the TDCJ contributed to the increase in revenue and expenses per compensated man-day, as the per diem and operating expense structure associated with these contracts were substantially lower than our CoreCivic Safety portfolio average.

CoreCivic Community

CoreCivic Community includes the operating results of the residential reentry centers that we operated during each period. Total revenue generated by CoreCivic Community increased $14.8 million, or 25.0%, from $59.4 million during 2016 to $74.3 million during 2017.  CoreCivic Community's facility net operating income increased $4.6 million, or 25.2%, from $18.2 million during 2016 to $22.8 million during 2017.  During 2017 and 2016, CoreCivic Community generated 4.4% and 3.2%, respectively, of our total facility net operating income.

The following table displays the revenue and expenses per compensated man-day for CoreCivic Community's residential reentry facilities placed into service that we own and manage:

	For the Years Ended December 31,
	2017	2016
CoreCivic Community Facilities:
Revenue per compensated man-day	$53.56	$51.09
Operating expenses per compensated man-day:
Fixed expense	29.47	27.46
Variable expense	7.67	8.00
Total	37.14	35.46
Operating income per compensated man-day	$16.42	$15.63
Operating margin	30.7%	30.6%
Average compensated occupancy	80.4%	75.4%
Average available beds	4,726	4,215
Average compensated population	3,799	3,178

The following acquisitions in 2016 and 2017 positively impacted our facility operating income and our diversification strategy:

•

On April 8, 2016, we closed on the acquisition of 100% of the stock of Correctional Management Inc., or CMI, along with the real estate used in the operation of CMI's business from two entities affiliated with CMI.  CMI, a privately held community corrections company that operates seven community corrections facilities, including six owned and one leased, with approximately 600 beds in Colorado, specializes in community correctional services, drug and alcohol treatment services, and residential reentry services;

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

Total revenue generated from the 13 facilities during 2017 totaled $19.5 million compared with $9.7 million of revenue generated during 2016, an increase of $9.8 million from the continued expansion of our residential reentry services.

CoreCivic Properties

CoreCivic Properties includes the operating results of the properties we leased to third parties and that were used by government agencies during each period.  Total revenue generated by CoreCivic Properties increased $2.4 million, or 6.4%, from $38.0 million during 2016 to $40.4 million during 2017.  CoreCivic Properties' facility net operating income decreased $1.0 million, or 3.3%, from $29.6 million during 2016 to $28.6 million during 2017.  During 2017 and 2016, CoreCivic Properties generated 5.6% and 5.2%, respectively, of our total facility net operating income.

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

On June 10, 2016, we acquired a residential reentry center in Long Beach, California from a privately held owner.  The 112-bed facility is leased to a third-party operator under a triple net lease agreement that extends through June 2020 and includes one five-year lease extension option.  In addition, on February 10, 2017, we acquired the Stockton Female Community Corrections Facility, a 100-bed residential reentry center in Stockton, California.  The 100-bed facility is leased to a third-party operator under a triple net lease agreement that extends through April 2021 and includes one five-year lease extension option.  Both third-party operators separately contract with the CDCR to provide rehabilitative and reentry services to residents at the leased facilities.  On September 15, 2017, we acquired a portfolio of four properties, including a 230-bed residential reentry center leased to the state of Georgia and three properties in North Carolina and Georgia leased to the GSA, two of which are occupied by the SSA, and one of which is occupied by the IRS.

General and administrative expense

For the years ended December 31, 2017 and 2016, general and administrative expenses totaled $107.8 million and $107.0 million, respectively.  General and administrative expenses consist primarily of corporate management salaries and benefits, professional fees, including those associated with M&A and other administrative expenses.  An increase in incentive compensation and M&A expenses during 2017 compared to 2016, was largely offset by a reduction in general and administrative expenses resulting from a restructuring of our corporate operations announced during the third quarter of 2016.

Depreciation and Amortization

For the years ended December 31, 2017 and 2016, depreciation and amortization expense totaled $147.1 million and $166.7 million, respectively.  In accordance with ASC 840-40-55, we incurred depreciation expense for the constructed assets at the South Texas Family Residential Center of $16.5 million and $38.7 million during 2017 and 2016, respectively.  As previously described herein, we modified our lease agreement with the third-party lessor of the facility in October 2016, which resulted in a reduced monthly lease rate effective in November 2016 and extended the term of the contract resulting in a reduction in depreciation expense during 2017 compared to the prior period.

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

Interest expense, net

Interest expense was reported net of interest income and capitalized interest for the years ended December 31, 2017 and 2016.  Gross interest expense, net of capitalized interest, was $69.5 million and $68.9 million in 2017 and 2016, respectively.  Gross interest expense was based on outstanding borrowings under our revolving credit facility, our outstanding Term Loan, and our outstanding senior notes, as well as the amortization of loan costs and unused facility fees.  We also incurred interest expense associated with the lease of the South Texas Family Residential Center, in accordance with ASC 840-40-55.  Interest expense associated with the lease of this facility was $6.4 million and $10.0 million during the years ended December 31, 2017 and 2016, respectively.  As previously described herein, we modified our lease agreement with the third-party lessor of the facility in October 2016, which resulted in a reduced monthly lease rate effective in November 2016 and extended the term of the contract.  The decrease in interest expense that primarily resulted from the reduction in expense associated with the lease of the South Texas Family Residential Center was partially offset by an increase in LIBOR and the higher interest expense associated with the new senior notes offering issued in October 2017, as further described hereafter.

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

Gross interest income was $1.0 million and $1.1 million in 2017 and 2016, respectively. Gross interest income was earned on notes receivable, investments, and cash and cash equivalents.  There was no interest capitalized during, 2017.  Capitalized interest was $0.6 during 2016.  Capitalized interest in 2016 was primarily associated with the expansion project at our Red Rock Correctional Center.

Income tax expense

During the years ended December 31, 2017 and 2016, our financial statements reflected an income tax expense of $13.9 million and $8.3 million, respectively.  Our effective tax rate was 7.2% and 3.6% during 2017 and 2016, respectively. As a result of changes in the U.S. federal corporate tax rates resulting from the aforementioned TCJA, during the fourth quarter of 2017, we re-measured certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 21%.  In the fourth quarter of 2017, we recognized $4.5 million, which is included as a component of income tax expense, for the revaluation of deferred tax assets and liabilities and other taxes associated with the TCJA.

LIQUIDITY AND CAPITAL RESOURCES

Our principal capital requirements are for working capital, stockholder distributions, capital expenditures, and debt service payments.  Capital requirements may also include cash expenditures associated with our outstanding commitments and contingencies, as further discussed in the notes to our financial statements.  Additionally, our capital expenditures may include M&A activities that will enable us to further expand our network of residential reentry centers, grow our portfolio of government-leased properties, and acquire other businesses that provide complementary services. We will continue to pursue opportunities to help our government partners meet their infrastructure needs, primarily through the development and redevelopment of criminal justice sector assets, but also by acquiring other real estate assets, with a bias toward those used to provide mission-critical governmental services, that we believe have favorable investment returns, diversify our cash flows, and increase value to our stockholders.  We will also respond to customer demand and may develop or expand correctional and detention facilities when we believe potential long-term returns justify the capital deployment.

To maintain our qualification as a REIT, we generally are required to distribute annually to our stockholders at least 90% of our REIT taxable income (determined without regard to the dividends paid deduction and excluding net capital gains). Our REIT taxable income will not typically include income earned by our TRSs except to the extent our TRSs pay dividends to the REIT.  Our Board of Directors declared a quarterly dividend of $0.43 for each quarter of 2018 totaling $205.7 million. The amount, timing and frequency of future distributions will be at the sole discretion of our Board of Directors and will be declared based upon various factors, many of which are beyond our control, including our financial condition and operating cash flows, the amount required to maintain qualification and taxation as a REIT and to reduce any income and excise taxes that we otherwise would be required to pay, limitations on distributions in our existing and future debt instruments, limitations on our ability to fund distributions using cash generated through our TRSs, alternative growth opportunities that require capital deployment, and other factors that our Board of Directors may deem relevant.

As of December 31, 2018, our liquidity was provided by cash on hand of $52.8 million, and $575.3 million available under our revolving credit facility.  During the years ended December 31, 2018 and 2017, we generated $322.9 million and $341.3 million, respectively, in cash through operating activities, and as of December 31, 2018, we had net working capital of $7.1 million.  We currently expect to be able to meet our cash expenditure requirements for the next year utilizing these resources. We have no debt maturities until April 2020.

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

Debt, equity and debt refinancing transactions

As of December 31, 2018, we had $350.0 million principal amount of unsecured notes outstanding with a fixed stated interest rate of 4.625%, $325.0 million principal amount of unsecured notes outstanding with a fixed stated interest rate of 4.125%, $250.0 million principal amount of unsecured notes outstanding with a fixed stated interest rate of 5.0%, and $250.0 million principal amount of unsecured notes outstanding with a fixed stated interest rate of 4.75%.  In addition, we had $23.4 million outstanding under the Capital Commerce Note with a fixed stated interest rate of 4.5%, $62.3 million outstanding under the Kansas Notes with a fixed stated interest rate of 4.43%, and $155.5 million outstanding under the SSA-Baltimore Note with a fixed stated interest rate of 4.5%.  In addition, we had $197.5 million outstanding under our Term Loan with a variable interest rate of 4.0%, and $201.0 million outstanding under our revolving credit facility with a variable weighted average interest rate of 4.0%.  As of December 31, 2018, our total weighted average effective interest rate was 4.9%, while our total weighted average maturity was 5.9 years.  We may also seek to issue debt or equity securities from time to time when we determine that market conditions and the opportunity to utilize the proceeds from the issuance of such securities are favorable.

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

On August 28, 2018, we entered into an Amended and Restated ATM Equity Offering Sales Agreement, or ATM Agreement, with multiple sales agents, pursuant to which we may offer and sell to or through the agents, from time to time, shares of our common stock, par value $0.01 per share, having an aggregate gross sales price of up to $200.0 million. Sales, if any, of our shares of common stock will be made primarily in “at-the-market” offerings, as defined in Rule 415 under the Securities Act of 1933, as amended. The shares of common stock will be offered and sold pursuant to our registration statement on Form S-3 and a related prospectus supplement, both filed with the Securities and Exchange Commission, or SEC, on August 28, 2018.  We intend to use substantially all of the net proceeds from any sale of shares of our common stock to repay outstanding borrowings or for working capital and other general corporate purposes, which may include investments.  There were no shares of our common stock sold under the ATM Agreement during 2018.

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

On January 24, 2018, we entered into a 20-year lease agreement with the KDOC for a 2,432-bed correctional facility we are constructing in Lansing, Kansas, for a total project cost of approximately $155.0 million to $165.0 million.  Construction of the facility is being funded with proceeds from the private placement of the Kansas Notes, as previously described herein. As of December 31 2018, we have capitalized $58.6 million associated with the construction project. This transaction represents the first development of a privately owned, build-to-suit correctional facility to be operated by a government agency through a long-term lease agreement.  We will be responsible for facility maintenance throughout the 20-year term of the lease, at which time ownership will revert to the State.  Construction of the new facility commenced in the first quarter of 2018 with a timeline for completion of approximately 24 months.  With the extensively aged criminal justice infrastructure in the U.S. today, we believe we can bring our flexible solutions like this to other government agencies.

On July 17, 2018, we completed the acquisition of a portfolio of twelve properties for $12.0 million, excluding transaction-related costs, 100% leased to the U.S. Federal Government through the GSA on behalf of the SSA, the DHS, and ICE.  The acquisition was financed with cash on hand and cash from our revolving credit facility.

On August 23, 2018, we acquired a 541,000 square-foot SSA office building in Baltimore, Maryland for a purchase price of $242.0 million, excluding transaction-related costs and certain closing credits.  The office building was purpose built to SSA specifications in 2014 under a 20-year firm term GSA lease expiring in January 2034.  The acquisition was financed by the assumption of the SSA-Baltimore Note, cash on hand, and cash from our revolving credit facility.

On September 21, 2018, we acquired a 217,000 square-foot, steel frame property in Dayton, Ohio for $6.9 million, excluding transaction-related costs and certain closing credits, that was built-to-suit for the NARA in 2002.  The building is 100% leased to the GSA on behalf of NARA through January 2023 and includes two additional 10-year renewal options.  The building provides 1.2 million cubic feet of storage space, approximately 90% of which is dedicated to archives of the IRS.  The acquisition was financed with cash on hand and cash from our revolving credit facility.

Effective December 1, 2018, we closed on the acquisition of RMSC which provides non-residential correctional alternatives, including electronic monitoring and case management services, to municipal, county, and state governments in four states.  The aggregate purchase price was $15.9 million, excluding transaction-related expenses.  The acquisition was financed with cash on hand and cash from our revolving credit facility.

As a result of long-standing demand from the USMS and ICE, and limited detention capacity in the Southwest region of the United States, during the fourth quarter of 2018, we obtained permits necessary to expand our 1,482-bed Otay Mesa Detention Center in San Diego, California by 512 beds.  The expansion is expected to be complete during the fourth quarter of 2019 at an estimated cost of approximately $43.0 million, including $14.3 million incurred through December 31, 2018.  Both the USMS and ICE currently utilize the Otay Mesa Detention Center under an existing contract that enables both agencies to utilize the additional capacity.

Pursuant to an agreement executed in 1998, the state of Montana had an option to purchase the Crossroads Correctional Center at fair market value less the sum of a pre-determined portion of per diem payments made to us by the State, resulting in ownership of the Crossroads Correctional Center effectively reverting to the state of Montana in the short-term.  During the third quarter of 2018, we entered into an agreement with the State to extend our ownership of the Crossroads Correctional Center for the estimated duration of its useful life for $34.1 million, and extended the management contract until June 30, 2021.  A partial payment of $30.0 million was made on January 2, 2019, with the balance due July 1, 2019. We believe the new agreement helps to ensure the continuation of our operations at the facility for the foreseeable future, as approximately 20% of the State's inmate populations are currently located at the Crossroads facility.

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

Operating Activities

Our net cash provided by operating activities for the year ended December 31, 2018 was $322.9 million compared with $341.3 million in 2017 and $375.4 million in 2016.  Cash provided by operating activities represents our net income plus depreciation and amortization, changes in various components of working capital, and various non-cash charges. The decrease in cash provided by operating activities during 2017 was primarily due to the reduction in operating income when compared to the same period in the prior year.

Investing Activities

Our cash flow used in investing activities was $291.1 million for the year ended December 31, 2018 and was primarily attributable to capital expenditures of $121.6 million, including expenditures for facility development and expansions of $58.2 million and $63.4 million for facility maintenance and information technology capital expenditures.  Our cash flow used in investing activities also included $175.6 million primarily attributable to the acquisitions of RMOMS and Capital Commerce Center in the first quarter of 2018, the acquisitions of a portfolio of twelve leased properties, the SSA-Baltimore office building, and the NARA property in the third quarter of 2018, and the acquisition of RMSC in the fourth quarter of 2018, all as previously described herein.

Our cash flow used in investing activities was $124.6 million for the year ended December 31, 2017 and was primarily attributable to capital expenditures of $73.7 million, including expenditures for facility development and expansions of $17.6 million and $56.1 million for facility maintenance and information technology capital expenditures.  Our cash flow used in investing activities also included $48.9 million primarily attributable to the acquisitions of two residential reentry centers in the first quarter of 2017, the acquisition of Center Point in the second quarter of 2017, the acquisitions of NBTC and a portfolio of four leased properties in the third quarter of 2017, and the acquisition of TTC in the fourth quarter of 2017.

Our cash flow used in investing activities was $121.6 million for the year ended December 31, 2016 and was primarily attributable to capital expenditures of $93.4 million, including expenditures for facility development and expansions of $41.8 million primarily related to the expansion project at our Red Rock Correctional Center, and $51.6 million for facility maintenance and information technology capital expenditures.  Our cash flow used in investing activities also included $43.8 million attributable to the acquisitions of CMI and a residential reentry facility in California during the second quarter of 2016.  Partially offsetting these cash outflows, we received proceeds of $8.4 million primarily related to the sale of undeveloped land.

Financing Activities

Cash flow used in financing activities was $9.9 million for the year ended December 31, 2018 and was primarily attributable to dividend payments of $204.2 million and $3.0 million for the purchase and retirement of common stock that was issued in connection with equity-based compensation.  In addition, cash flow used in financing activities included $7.8 million of scheduled principal repayments under our Term Loan and non-recourse mortgage notes and $6.1 million of debt issuance and other refinancing and related costs.  These payments were partially offset by $206.3 million of net borrowings under our revolving credit facility and the proceeds from the issuances of the Capital Commerce Note and the Kansas Notes.  The payments were also partially offset by $7.8 million of proceeds from the sale/leaseback of our TransCor corporate office building in 2018.

Cash flow used in financing activities was $202.3 million for the year ended December 31, 2017 and was primarily attributable to dividend payments of $200.3 million and $5.8 million for the purchase and retirement of common stock that was issued in connection with equity-based compensation.  In addition, cash flow used in financing activities included $10.0 million of scheduled principal repayments under our Term Loan.  These payments were partially offset by $14.0 million of net borrowings under our revolving credit facility.

Cash flow used in financing activities was $281.3 million for the year ended December 31, 2016 and was primarily attributable to dividend payments of $255.5 million and $4.0 million for the purchase and retirement of common stock that was issued in connection with equity-based compensation.  In addition, cash flow used in financing activities included $11.8 million of cash payments associated with the financing components of the lease related to the South Texas Family Residential Center, $4.0 million of net repayments under our revolving credit facility, and $5.0 million of scheduled principal repayments under our Term Loan.

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

Our reconciliation of net income to FFO and Normalized FFO for the years ended December 31, 2018, 2017, and 2016 is as follows (in thousands):

	For the Years Ended December 31,
	2018	2017	2016
FUNDS FROM OPERATIONS:
Net income	$159,207	$178,040	$219,919
Depreciation and amortization of real estate assets	101,771	95,902	94,346
Impairment of real estate assets	1,580	355	—
Funds From Operations	262,558	274,297	314,265
Expenses associated with debt refinancing transactions	1,016	—	—
Charges associated with adoption of tax reform	1,024	4,548	—
Expenses associated with mergers and acquisitions	3,096	2,530	1,586
Contingent consideration for acquisition of businesses	6,085	—	(2,000)
Restructuring charges	—	—	4,010
Goodwill and other impairments	—	259	—
Income tax benefit for special items	—	—	(215)
Normalized Funds From Operations	$273,779	$281,634	$317,646

Contractual Obligations

The following schedule summarizes our contractual obligations by the indicated period as of December 31, 2018 (in thousands):

	Payments Due By Year Ended December 31,
	2019	2020	2021	2022	2023	Thereafter	Total
Long-term debt	$14,121	$343,849	$20,337	$274,231	$721,360	$440,897	$1,814,795
Interest on senior notes	61,887	54,879	47,857	47,524	26,580	90,698	329,425
Contractual facility developments and other commitments	89,549	10,604	—	—	—	—	100,153
South Texas Family Residential Center	50,808	50,947	36,888	—	—	—	138,643
Operating leases	2,971	3,596	4,094	3,289	2,426	21,510	37,886
Total contractual cash obligations	$219,336	$463,875	$109,176	$325,044	$750,366	$553,105	$2,420,902

The cash obligations in the table above do not include future cash obligations for variable interest expense associated with our Term Loan or the balance on our outstanding revolving credit facility as projections would be based on future outstanding balances as well as future variable interest rates, and we are unable to make reliable estimates of either. The cash obligations in the table above also do not include the interest associated with the construction of the Lansing Correctional Facility as the debt was initially and partially drawn during 2018, and the timing and amount of the interest repayments will be based on the total amounts drawn by the date construction is complete. See Note 10 to the Company's consolidated financial statements for additional information concerning the terms of the indebtedness. The contractual facility developments included in the table above represent development projects for which we have already entered into a contract with a customer that obligates us to complete the development project.  Certain of our other ongoing construction projects are not currently under contract and thus are not included as a contractual obligation above as we may generally suspend or terminate such projects without substantial penalty.  With respect to the South Texas Family Residential Center, the cash obligations included in the table above reflect the full contractual obligations of the lease of the site, excluding contingent payments, even though the lease agreement provides us with the ability to terminate if ICE terminates the amended inter-governmental service agreement associated with the facility.

We had $24.0 million of letters of credit outstanding at December 31, 2018 primarily to support our requirement to repay fees and claims under our self-insured workers' compensation plan in the event we do not repay the fees and claims due in accordance with the terms of the plan.  The letters of credit are renewable annually.  We did not have any draws under any outstanding letters of credit during 2018, 2017, or 2016.

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

SEASONALITY AND QUARTERLY RESULTS

Our business is subject to seasonal fluctuations.  Because we are generally compensated for operating and managing correctional, detention, and reentry facilities at a per diem rate, our financial results are impacted by the number of calendar days in a fiscal quarter. Our fiscal year follows the calendar year and therefore, our daily profits for the third and fourth quarters include two more days than the first quarter (except in leap years) and one more day than the second quarter.  Further, salaries and benefits represent the most significant component of operating expenses.  Significant portions of our unemployment taxes are recognized during the first quarter, when base wage rates reset for unemployment tax purposes.  Finally, quarterly results are affected by government funding initiatives, acquisitions, the timing of the opening of new facilities, or the commencement of new management contracts and related start-up expenses which may mitigate or exacerbate the impact of other seasonal influences.  Because of these seasonality factors, results for any quarter are not necessarily indicative of the results that may be achieved for the full fiscal year.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Our primary market risk exposure is to changes in U.S. interest rates.  We are exposed to market risk related to our revolving credit facility and Term Loan because the interest rates on our revolving credit facility and Term Loan are subject to fluctuations in the market.  If the interest rate for our outstanding indebtedness under the revolving credit facility and Term Loan was 100 basis points higher or lower during the years ended December 31, 2018, 2017, and 2016, our interest expense, net of amounts capitalized, would have been increased or decreased by $3.6 million, $5.0 million, and $5.7 million, respectively.

As of December 31, 2018, we had outstanding $325.0 million of senior notes due 2020 with a fixed interest rate of 4.125%, $350.0 million of senior notes due 2023 with a fixed interest rate of 4.625%, $250.0 million of senior notes due 2022 with a fixed interest rate of 5.0%, and $250.0 million of senior notes due 2027 with a fixed interest rate of 4.75%. We also had $23.4 million outstanding under the Capital Commerce Note with a fixed interest rate of 4.5%, $62.3 million outstanding under the Kansas Notes with a fixed interest rate of 4.43%, and $155.5 million outstanding under the SSA-Baltimore Note with a fixed interest rate of 4.5%.  Because the interest rates with respect to these instruments are fixed, a hypothetical 100 basis point increase or decrease in market interest rates would not have a material impact on our financial statements.

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

Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2018.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework released in 2013.  Based on this assessment, management believes that, as of December 31, 2018, the Company's internal control over financial reporting was effective.

The Company's independent registered public accounting firm, Ernst & Young LLP, has issued an attestation report on the Company's internal control over financial reporting. That report begins on page 88.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the fourth fiscal quarter of 2018 that have materially affected, or are likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of CoreCivic, Inc. and Subsidiaries

Opinion on Internal Control over Financial Reporting

We have audited CoreCivic, Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, CoreCivic, Inc. and Subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2018 consolidated financial statements of the Company and our report dated February 25, 2019 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP
Nashville, Tennessee
February 25, 2019

ITEM 9B.	OTHER INFORMATION

Dividend Declared for First Quarter 2019

On February 21, 2019, the Company's Board of Directors declared a dividend for the first quarter of 2019 of $0.44 per share to be paid on April 15, 2019 to stockholders of record as of the close of business on April 1, 2019.

PART III.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this Item 10 will appear in, and is hereby incorporated by reference from, the information under the headings "Proposal 1 – Election of Directors-Directors Standing for Election," "Executive Officers-Information Concerning Executive Officers Who Are Not Directors," "Corporate Governance – Board of Directors Meetings and Committees," "Corporate Governance – Independence and Financial Literacy of Audit Committee Members," and "Security Ownership of Certain Beneficial Owners and Management – Section 16(a) Beneficial Ownership Reporting Compliance" in our definitive proxy statement for the 2019 Annual Meeting of Stockholders.

Our Board of Directors has adopted a Code of Ethics and Business Conduct applicable to the members of our Board of Directors and our officers, including our Chief Executive Officer and Chief Financial Officer.  In addition, the Board of Directors has adopted Corporate Governance Guidelines and charters for our Audit Committee, Risk Committee, Compensation Committee, Nominating and Governance Committee and Executive Committee.  You can access our Code of Ethics and Business Conduct, Corporate Governance Guidelines and current committee charters under the "Investor Relations" tab on our website at www.corecivic.com.

ITEM 11.	EXECUTIVE COMPENSATION.

The information required by this Item 11 will appear in, and is hereby incorporated by reference from, the information under the headings "Executive and Director Compensation" in our definitive proxy statement for the 2019 Annual Meeting of Stockholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this Item 12 will appear in, and is hereby incorporated by reference from, the information under the heading "Security Ownership of Certain Beneficial Owners and Management – Ownership of Common Stock" in our definitive proxy statement for the 2019 Annual Meeting of Stockholders.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth certain information as of December 31, 2018 regarding compensation plans under which our equity securities are authorized for issuance.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options	(b) Weighted – Average Exercise Price of Outstanding Options	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by stockholders	706,504	$20.32	6,969,521	(1)
Equity compensation plans not approved by stockholders	—	—	—
Total	706,504	$20.32	6,969,521

(1)

Reflects shares of common stock available for issuance under our Amended and Restated 2008 Stock Incentive Plan and our Non-Employee Directors' Compensation Plan, the only equity compensation plans approved by our stockholders under which we continue to grant awards.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this Item 13 will appear in, and is hereby incorporated by reference from, the information under the heading "Corporate Governance – Certain Relationships and Related Party Transactions" and "Corporate Governance – Director Independence" in our definitive proxy statement for the 2019 Annual Meeting of Stockholders.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by this Item 14 will appear in, and is hereby incorporated by reference from, the information under the heading "Proposal 2 – Ratification of Appointment of Independent Registered Public Accounting Firm" in our definitive proxy statement for the 2019 Annual Meeting of Stockholders.

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

3.3

Ninth Amended and Restated Bylaws of the Company (previously filed as Exhibit 3.3 to the Company's Current Report on Form 10-K (Commission File no. 001-16109), filed with the Commission on February 22, 2018 and incorporated herein by this reference).

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

10.1

Second Amended and Restated Credit Agreement, dated as of April 17, 2018. (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (Commission File no. 001-16109), filed with the Commission on April 18, 2018 and incorporated herein by this reference.)

10.2

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

10.4

First Amendment to the Company's Amended and Restated 2000 Stock Incentive Plan (previously filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q (Commission File no. 001-16109), filed with the Commission on August 7, 2008 and incorporated herein by this reference).

10.5

Second Amendment to Amended and Restated 2000 Stock Incentive Plan of the Company (previously filed as Exhibit 10.3 to the Company's Current Report on Form 8-K (Commission File no. 001-16109), filed with the Commission on August 18, 2009 and incorporated herein by this reference).

10.6

The Company's Non-Employee Directors' Compensation Plan (previously filed as Appendix C to the Company's definitive Proxy Statement relating to its Annual Meeting of Stockholders (Commission File no. 001-16109), filed with the Commission on April 11, 2003 and incorporated herein by this reference).

10.7

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

10.9

The Company's 2008 Stock Incentive Plan (previously filed as Exhibit 10.1 to the Company's Current Report on Form 8-K (Commission File no. 001-16109), filed with the Commission on May 11, 2007 and incorporated herein by this reference).

10.10

Form of Executive Non-qualified Stock Option Agreement for the Company's 2008 Stock Incentive Plan (previously filed as Exhibit 10.2 to the Company's Current Report on Form 8-K (Commission File no. 001-16109), filed with the Commission on February 21, 2008 and incorporated herein by this reference).

10.11

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

10.13

The Company's Amended and Restated 2008 Stock Incentive Plan (previously filed as Exhibit 10.1 of the Company's Current Report on Form 8-K (Commission File no. 001-16109), filed with the Commission on May 17, 2011 and incorporated herein by this reference).

10.14

Form of Executive Restricted Stock Unit Award Agreement for the Company's Amended and Restated 2008 Stock Incentive Plan (previously filed as Exhibit 10.1 to the Company's Current Report on Form 8-K (Commission File no. 001-16109), filed with the Commission on March 21, 2012 and incorporated herein by this reference).

10.15

Form of Non-Employee Directors Restricted Stock Unit Award Agreement with deferral provisions for the Company's Amended and Restated 2008 Stock Incentive Plan (previously filed as Exhibit 10.2 to the Company's Current Report on Form 8-K (Commission File no. 001-16109), filed with the Commission on March 21, 2012 and incorporated herein by this reference).

10.16

Form of Non-Employee Directors Restricted Stock Unit Award Agreement for the Company's Amended and Restated 2008 Stock Incentive Plan (previously filed as Exhibit 10.3 to the Company's Current Report on Form 8-K (Commission File no. 001-16109), filed with the Commission on March 21, 2012 and incorporated herein by this reference).

10.17

Form of Restricted Stock Unit Award Agreement for the Company's Amended and Restated 2008 Stock Incentive Plan (Time-Vesting Form for Executive Officers) (previously filed as Exhibit 10.23 to the Company's Annual Report on Form 10-K (Commission File no. 001-16109), filed with the Commission on February 27, 2013 and incorporated herein by this reference).

10.18

Amended and Restated Non-Employee Director Deferred Compensation Plan (previously filed as Exhibit 10.1 to the Company's Current Report on Form 8-K (Commission File no. 001-16109), filed with the Commission on August 16, 2007 and incorporated herein by this reference).

10.19

Amendment to the Amended and Restated Non-Employee Director Deferred Compensation Plan (previously filed as Exhibit 10.35 to the Company's Annual Report on Form 10-K (Commission File no. 001-16109), filed with the Commission on February 24, 2010 and incorporated herein by this reference).

10.20

Amended and Restated Executive Deferred Compensation Plan (previously filed as Exhibit 10.2 to the Company's Current Report on Form 8-K (Commission File no. 001-16109), filed with the Commission on August 16, 2007 and incorporated herein by this reference).

10.21

Form of Indemnification Agreement (previously filed as Exhibit 10.1 to the Company's Current Report on Form 8-K (Commission File no. 001-16109), filed with the Commission on August 18, 2009 and incorporated herein by this reference).

10.22

Restricted Stock Unit Award Cancellation Agreement, dated as of September 27, 2016, with Damon T. Hininger (previously filed as Exhibit 10.1 to the Company's Current Report on Form 8-K (Commission File no. 001-16109), filed with the Commission on September 27, 2016 and incorporated herein by this reference).

10.23

Form of Executive Employment Agreement, effective as of January 1, 2018 (previously filed as Exhibit 10.28 to the Company's Current Report on Form 10-K (Commission File no. 001-16109), filed with the Commission on February 22, 2018 and incorporated herein by this reference).

10.24

Letter Agreement, dated as of December 31, 2017, with Harley G. Lappin (previously filed as Exhibit 10.29 to the Company's Current Report on Form 10-K (Commission File no. 001-16109), filed with the Commission on February 22, 2018 and incorporated herein by this reference).

10.25

Amended and Restated ATM Equity OfferingSM Sales Agreement, dated August 28, 2018 (previously filed as Exhibit 1.1 to the Company's Current Report on Form 8-K (Commission File no. 001-16109), filed with the Commission on August 28, 2018 and incorporated herein by this reference).

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

CORECIVIC, INC.

Date: February 25, 2019	By:	/s/ Damon T. Hininger
Damon T. Hininger, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Damon T. Hininger	February 25, 2019
Damon T. Hininger, President and Chief Executive Officer (Principal Executive Officer and Director)

/s/ David M. Garfinkle	February 25, 2019
David M. Garfinkle, Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ Mark A. Emkes	February 25, 2019
Mark A. Emkes, Chairman of the Board of Directors

/s/ Donna M. Alvarado	February 25, 2019
Donna M. Alvarado, Director

/s/ Robert J. Dennis	February 25, 2019
Robert J. Dennis, Director

/s/ Stacia A. Hylton	February 25, 2019
Stacia A. Hylton, Director

/s/ Harley G. Lappin	February 25, 2019
Harley G. Lappin, Director

/s/ Anne L. Mariucci	February 25, 2019
Anne L. Mariucci, Director

/s/ Thurgood Marshall, Jr.	February 25, 2019
Thurgood Marshall, Jr., Director

/s/ Devin I. Murphy	February 25, 2019
Devin I. Murphy, Director

/s/ Charles L. Overby	February 25, 2019
Charles L. Overby, Director

/s/ John R. Prann, Jr.	February 25, 2019
John R. Prann, Jr., Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of CoreCivic, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of CoreCivic, Inc. and subsidiaries (the Company) as of December 31, 2018 and 2017, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and financial statement schedule listed in the Index at Item 15(2) (collectively referred to as the “consolidated financial statements”).  In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2018 and 2017, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 25, 2019, expressed an unqualified opinion thereon.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2002.
Nashville, Tennessee
February 25, 2019

CORECIVIC, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	December 31,
ASSETS	2018	2017
Cash and cash equivalents	$52,802	$52,183
Restricted cash	21,335	—
Accounts receivable, net of allowance of $2,542 and $782, respectively	270,597	254,188
Prepaid expenses and other current assets	28,791	21,119
Total current assets	373,525	327,490
Real estate and related assets:
Property and equipment, net of accumulated depreciation of $1,516,664 and $1,393,066, respectively	2,830,589	2,546,844
Other real estate assets	247,223	255,605
Goodwill	48,169	40,927
Non-current deferred tax assets	14,947	12,814
Other assets	141,207	88,718
Total assets	$3,655,660	$3,272,398
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable and accrued expenses	$350,087	$277,804
Income taxes payable	2,188	3,034
Current portion of long-term debt	14,121	10,000
Total current liabilities	366,396	290,838
Long-term debt, net	1,787,555	1,437,187
Deferred revenue	26,102	39,735
Other liabilities	60,548	53,030
Total liabilities	2,240,601	1,820,790
Commitments and contingencies
Preferred stock – $0.01 par value; 50,000 shares authorized; none issued and outstanding at December 31, 2018 and 2017, respectively	—	—
Common stock – $0.01 par value; 300,000 shares authorized; 118,674 and 118,204 shares issued and outstanding at December 31, 2018 and 2017, respectively	1,187	1,182
Additional paid-in capital	1,807,202	1,794,713
Accumulated deficit	(393,330)	(344,287)
Total stockholders' equity	1,415,059	1,451,608
Total liabilities and stockholders' equity	$3,655,660	$3,272,398

The accompanying notes are an integral part of these consolidated financial statements.

CORECIVIC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	For the Years Ended December 31,
	2018	2017	2016
REVENUES	$1,835,766	$1,765,498	$1,849,785
EXPENSES:
Operating	1,315,250	1,249,537	1,275,586
General and administrative	106,865	107,822	107,027
Depreciation and amortization	156,501	147,129	166,746
Contingent consideration for acquisition of businesses	6,085	—	—
Restructuring charges	—	—	4,010
Asset impairments	1,580	614	—
	1,586,281	1,505,102	1,553,369
OPERATING INCOME	249,485	260,396	296,416
OTHER (INCOME) EXPENSE:
Interest expense, net	80,753	68,535	67,755
Expenses associated with debt refinancing transactions	1,016	—	—
Other (income) expense	156	(90)	489
	81,925	68,445	68,244
INCOME BEFORE INCOME TAXES	167,560	191,951	228,172
Income tax expense	(8,353)	(13,911)	(8,253)
NET INCOME	$159,207	$178,040	$219,919
BASIC EARNINGS PER SHARE	$1.34	$1.51	$1.87
DILUTED EARNINGS PER SHARE	$1.34	$1.50	$1.87
DIVIDENDS DECLARED PER SHARE	$1.72	$1.68	$2.04

The accompanying notes are an integral part of these consolidated financial statements.

CORECIVIC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Years Ended December 31,
	2018	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$159,207	$178,040	$219,919
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	156,501	147,129	166,746
Asset impairments	1,580	614	—
Amortization of debt issuance costs and other non-cash interest	3,419	3,222	3,147
Expenses associated with debt refinancing transactions	1,016	—	—
Deferred income taxes	(4,436)	921	(3,911)
Other expenses and non-cash items	7,909	4,267	5,265
Non-cash revenue and other income	(14,509)	(14,528)	(8,518)
Income tax benefit of equity compensation	—	—	(1,479)
Non-cash equity compensation	13,132	13,286	17,903
Changes in assets and liabilities, net:
Accounts receivable, prepaid expenses and other assets	(19,470)	(13,913)	14,059
Accounts payable, accrued expenses and other liabilities	19,377	21,339	(39,403)
Income taxes payable	(846)	948	1,645
Net cash provided by operating activities	322,880	341,325	375,373
CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for facility development and expansions	(58,239)	(17,576)	(41,816)
Expenditures for other capital improvements	(63,438)	(56,168)	(51,647)
Acquisitions, net of cash acquired	(175,588)	(48,867)	(43,769)
Proceeds from sale of assets	12,911	970	8,412
(Increase) decrease in other assets	(6,703)	(3,605)	4,643
Payments received on direct financing lease and notes receivable	—	684	2,539
Net cash used in investing activities	(291,057)	(124,562)	(121,638)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of debt and borrowings from credit facility	809,831	475,500	389,000
Scheduled principal repayments	(7,816)	(10,000)	(5,000)
Other principal repayments of debt	(603,500)	(461,500)	(393,000)
Payment of debt issuance and other refinancing and related costs	(6,087)	(4,169)	(68)
Payment of lease obligations	(3,744)	(2,483)	(11,789)
Contingent consideration for acquisition of businesses	(1,500)	—	(5,073)
Proceeds from exercise of stock options	2,367	6,534	2,638
Proceeds from sale/leaseback	7,783	—	—
Purchase and retirement of common stock	(3,005)	(5,847)	(4,006)
Income tax benefit of equity compensation	—	—	1,479
Dividends paid	(204,198)	(200,326)	(255,496)
Net cash used in financing activities	(9,869)	(202,291)	(281,315)
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	21,954	14,472	(27,580)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of period	52,183	37,711	65,291
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of period	$74,137	$52,183	$37,711
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Debt assumed on acquisition of property	$157,280	$—	$—
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest (net of amounts capitalized of $994, $0, and $552 in 2018, 2017, and 2016, respectively)	$71,787	$57,485	$55,966
Income taxes paid (refunded), net	$13,303	$8,089	$(2,137)

The accompanying notes are an integral part of these consolidated financial statements.

CORECIVIC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2018, 2017 AND 2016

(in thousands)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Par Value	Capital	Deficit	Equity
Balance as of December 31, 2015	117,232	$1,172	$1,762,394	$(300,818)	$1,462,748
Net income	—	—	—	219,919	219,919
Retirement of common stock	(135)	(1)	(4,005)	—	(4,006)
Dividends declared on common stock ($2.04 per share)	—	—	—	(241,721)	(241,721)
Restricted stock compensation, net of forfeitures	(1)	—	17,735	57	17,792
Stock option compensation expense, net of forfeitures	—	—	111	—	111
Income tax benefit of equity compensation	—	—	1,479	—	1,479
Restricted stock grants	318	3	—	—	3
Stock options exercised	140	2	2,636	—	2,638
Balance as of December 31, 2016	117,554	$1,176	$1,780,350	$(322,563)	$1,458,963
Net income	—	—	—	178,040	178,040
Retirement of common stock	(176)	(2)	(5,845)	—	(5,847)
Dividends declared on common stock ($1.68 per share)	—	—	—	(199,764)	(199,764)
Restricted stock compensation, net of forfeitures	—	—	13,286	—	13,286
Restricted stock grants	513	5	(5)	—	—
Stock options exercised	313	3	6,927	—	6,930
Balance as of December 31, 2017	118,204	$1,182	$1,794,713	$(344,287)	$1,451,608
Net income	—	—	—	159,207	159,207
Retirement of common stock	(139)	(1)	(3,004)	—	(3,005)
Dividends declared on common stock ($1.72 per share)	—	—	—	(205,675)	(205,675)
Restricted stock compensation, net of forfeitures	—	—	13,132	—	13,132
Restricted stock grants	462	5	(5)	—	—
Stock options exercised	147	1	2,366	—	2,367
Cumulative effect of adoption of new accounting standard	—	—	—	(2,575)	(2,575)
Balance as of December 31, 2018	118,674	$1,187	$1,807,202	$(393,330)	$1,415,059

The accompanying notes are an integral part of these consolidated financial statements.

CORECIVIC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018, 2017 AND 2016

1.	ORGANIZATION AND OPERATIONS

CoreCivic, Inc. (together with its subsidiaries, the "Company" or "CoreCivic") is the nation's largest owner of partnership correctional, detention, and residential reentry facilities and one of the largest prison operators in the United States.  The Company also believes it is the largest private owner of real estate used by U.S. government agencies. Through three segments, CoreCivic Safety, CoreCivic Community, and CoreCivic Properties, the Company provides a broad range of solutions to government partners that serve the public good through corrections and detention management, a growing network of residential reentry centers to help address America's recidivism crisis, and government real estate solutions.  As of December 31, 2018, through its CoreCivic Safety segment, the Company operated 51 correctional and detention facilities, 44 of which the Company owned, with a total design capacity of approximately 73,000 beds.  Through its CoreCivic Community segment, the Company owned and operated 26 residential reentry centers with a total design capacity of approximately 5,000 beds.  In addition, through its CoreCivic Properties segment, the Company owned 27 properties leased to third parties and used by government agencies, totaling 2.3 million square feet.

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

Certain reclassifications have been made to the segmented data to conform to the 2018 presentation. An immaterial reclassification has also been made to the consolidated balance sheets in 2017 to properly record $255.6 million in assets, accounted for under Accounting Standards Codification ("ASC") 853, "Service Concession Arrangements", as other real estate assets, previously reported as property and equipment, net.  CoreCivic believes the impact of these adjustments was immaterial as they had no impact to the Company's consolidated statements of operations, total assets or liabilities, or statements of cash flows.

Cash and Cash Equivalents

CoreCivic considers all liquid deposits and investments with a maturity of three months or less at the time of purchase to be cash equivalents.

Restricted Cash

Restricted Cash at December 31, 2018 included deposit accounts totaling $17.2 million to ensure the timely completion of construction of the Lansing Correctional Facility and related debt service, as further discussed in Notes 5 and 10.  Restricted cash at December 31, 2018 also included $4.1 million to ensure the timely payment of certain operating expenses, capital expenditures and debt service associated with the SSA-Baltimore property, also as further discussed in Notes 5 and 10.  The restricted cash accounts are required under the terms of the indebtedness securing such properties.

Accounts Receivable and Allowance for Doubtful Accounts

At December 31, 2018 and 2017, accounts receivable of $270.6 million and $254.2 million, respectively, were net of allowances for doubtful accounts totaling $2.5 million and $0.8 million, respectively.  Accounts receivable consist primarily of amounts due from federal, state, and local government agencies for the utilization of CoreCivic's properties, as well as for operating and managing the Company's correctional, detention, and residential reentry facilities.

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

Property and Equipment

Property and equipment are carried at cost.  Assets acquired by CoreCivic in conjunction with acquisitions are recorded at estimated fair market value at the time of purchase. Betterments, renewals and significant repairs that extend the life of an asset are capitalized; other repair and maintenance costs are expensed.  Interest is capitalized to the asset to which it relates in connection with the construction or expansion of real estate properties.  Construction costs directly associated with the development of a property are capitalized as part of the cost of the development project.  Such costs are written-off to expense whenever a project is abandoned. The cost and accumulated depreciation applicable to assets retired are removed from the accounts and the gain or loss on disposition is recognized in income.  Depreciation is computed over the estimated useful lives of depreciable assets using the straight-line method.  Useful lives for property and equipment are as follows:

Land improvements	5 – 20 years
Buildings and improvements	5 – 50 years
Equipment and software	3 – 10 years
Office furniture and fixtures	5 years

Other Real Estate Assets

Other real estate assets are accounted for in accordance with ASC 853.  ASC 853 stipulates that the facilities subject to the standard may not be accounted for as a lease, nor should the infrastructure used in the service concession arrangement be recognized as property and equipment by the operating entity.  Instead, the contracts should be accounted for under the applicable revenue standards.  The Company owns four facilities that are accounted for as service concession arrangements.  The facilities accounted for under ASC 853 were constructed in periods prior to 2013.

On January 1, 2018, the Company adopted Accounting Standards Update ("ASU") 2014-09, "Revenue from Contracts with Customers" and its subsequent corresponding update, ASC 606.  For facilities which CoreCivic constructed for the public entity, two separate and distinct performance obligations exist. Service revenue is recognized as provided. All revenues and costs related to the construction of the facilities were recognized upon adoption of ASC 606. Revenue recognized related to the construction of the facilities for which cash has not yet been received is recorded as a contract asset and is amortized and evaluated for impairment on an on-

going basis. For facilities contributed to a service contract, the cost of the facility is accounted for as costs to fulfill the service contract and the cost is recognized over the term of the service contract. The costs related to contract assets and costs to fulfill the service contracts are recoverable if the contract is terminated or not renewed due to the existence of residual interest options.

Prior to the adoption of ASC 606, other real estate assets were stated at cost, net of accumulated amortization. These assets represent the cost of all infrastructure to be transferred to the public entity grantors should the grantors exercise their residual interest. The costs related to the facilities constructed for a governmental entity were deferred as an other real estate asset, and the deferred costs were amortized in proportion to revenue recognized over the term of the related services arrangement. The costs related to the facilities that were constructed before entering into the service concession arrangement were amortized in proportion to revenue recognized over the term of the related service contract as an investment in the service contract.

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

Debt Issuance Costs

Debt issuance costs, excluding those costs incurred related to CoreCivic's revolving credit facility, are presented as a direct deduction from the face amount of the related liability in the consolidated balance sheets.  Debt issuance costs related to the Company's revolving credit facility are included in other assets in the consolidated balance sheets.  Generally, debt issuance costs are capitalized and amortized into interest expense using the interest method, or on a straight-line basis over the term of the related debt, if not materially different than the interest method.  However, certain debt issuance costs incurred in connection with debt refinancings are charged to expense in accordance with ASC 470-50, "Modifications and Extinguishments".

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

CoreCivic recognizes any additional management service revenues upon completion of services provided to the customer.  Certain of the government agencies also have the authority to audit and investigate CoreCivic's contracts with them.  If the agency determines that CoreCivic has improperly allocated costs to a specific contract or otherwise was unable to perform certain contractual services, CoreCivic may not be reimbursed for those costs and could be required to refund the amount of any such costs that have been reimbursed, or to pay liquidated damages.  In these instances, the amounts required to be returned to the customer are classified as reductions to revenue. Prior to the adoption of ASU 2014-09, in the first quarter of 2018, as further described in "Recent Accounting Pronouncements" hereafter, these amounts were reflected as operating expenses.

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

Other revenue consists primarily of ancillary revenues associated with operating correctional, detention and residential reentry facilities, such as commissary, phone, and vending sales, and is recorded in the period the goods and services are provided.  Revenues generated from prisoner transportation services for governmental agencies are recorded in the period the inmates have been transported to their destination.

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

Income Taxes

CoreCivic began operating in compliance with REIT requirements for federal income tax purposes effective January 1, 2013.  As a REIT, the Company generally is not subject to corporate level federal income tax on taxable income it distributes to its stockholders as long as it meets the organizational and operational requirements under the REIT rules. However, certain subsidiaries have made an election to be treated as TRSs in conjunction with the Company's REIT election.  The TRS elections permit CoreCivic to engage in certain business activities in which the REIT may not engage directly, so long as these activities are conducted in entities that elect to be treated as TRSs under the Internal Revenue Code of 1986, as amended.  A TRS is subject to federal and state income taxes on the income from these activities and therefore, CoreCivic includes a provision for taxes in its consolidated financial statements.

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

Fair Value of Financial Instruments

To meet the reporting requirements of ASC 825, "Financial Instruments", regarding fair value of financial instruments, CoreCivic calculates the estimated fair value of financial instruments using market interest rates, quoted market prices of similar instruments, or discounted cash flow techniques with observable Level 1 inputs for publicly traded debt and Level 2 inputs for all other financial instruments, as defined in ASC 820, "Fair Value Measurement".  At December 31, 2018 and 2017, there were no material differences between the carrying amounts and the estimated fair values of CoreCivic's financial instruments, other than as follows (in thousands):

	December 31,
	2018		2017
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Note receivable from APM	$2,887	$4,037	$3,059	$4,511
Debt	$(1,814,795)	$(1,744,045)	$(1,459,000)	$(1,490,063)

Use of Estimates in Preparation of Financial Statements

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.  Actual results could differ from those estimates and those differences could be material.

Concentration of Credit Risks

CoreCivic's credit risks relate primarily to cash and cash equivalents, restricted cash, and accounts receivable.  Cash and cash equivalents and restricted cash are primarily held in bank accounts and overnight investments.

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

CoreCivic derives its revenues primarily from amounts earned under federal, state, and local government contracts.  For each of the years ended December 31, 2018, 2017, and 2016, federal correctional and detention authorities represented 48%, 48%, and 52%, respectively, of CoreCivic's total revenue.  Federal correctional and detention authorities consist primarily of the Federal Bureau of Prisons ("BOP"), the United States Marshals Service ("USMS"), and ICE.  The BOP accounted for 6%, 7%, and 9% of total revenue for 2018, 2017, and 2016, respectively.  The USMS accounted for 17%, 16%, and 15% of total revenue for 2018, 2017, and 2016, respectively.  ICE accounted for 25%, 25%, and 28% of total revenue for 2018, 2017, and 2016, respectively.  These federal customers have management contracts at facilities CoreCivic owns and at facilities CoreCivic manages but does not own.  State revenues from contracts at correctional, detention, and residential reentry facilities that CoreCivic operates represented 39%, 41%, and 38% of total revenue during the years ended December 31, 2018, 2017, and 2016, respectively.  The USMS and ICE generated 10% or more of total revenue during 2018, 2017, or 2016. Although the revenue generated from each of these agencies is derived from numerous management contracts and various types of properties, i.e. correctional, detention, reentry, and leased, the loss of one or more of such contracts could have a material adverse impact on CoreCivic's financial condition and results of operations.

Accounting for Stock-Based Compensation

Restricted Stock and Units

CoreCivic accounts for restricted stock-based compensation under the recognition and measurement principles of ASC 718, "Compensation-Stock Compensation". CoreCivic amortizes the fair market value as of the grant date of restricted stock unit awards over the vesting period using the straight-line method. The fair market value of performance-based restricted stock units is amortized over the vesting period as long as CoreCivic expects to meet the performance criteria. If achievement of the performance criteria becomes improbable, an adjustment is made to reverse the expense previously recognized. The Company estimates the number of awards expected to be forfeited and adjusts the estimate when it is likely to change.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued ASU 2014-09, "Revenue from Contracts with Customers", which establishes a single, comprehensive revenue recognition standard for all contracts with customers. For public reporting entities such as CoreCivic, ASU 2014-09 was originally effective for interim and annual periods beginning after December 15, 2016 and early adoption of the ASU was not permitted.  In July 2015, the FASB agreed to defer the effective date of the ASU for public reporting entities by one year, or to interim and annual periods beginning after December 15, 2017.  In summary, the core principle of ASU 2014-09 is to recognize revenue when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. Companies are allowed to select between two transition methods: (1) a full retrospective transition method with the application of the new guidance to each prior reporting period presented, or (2) a modified retrospective transition method that recognizes the cumulative effect on prior periods at the date of adoption together with additional footnote disclosures.  CoreCivic adopted the standard in the first quarter of 2018 and utilized the modified retrospective transition method upon adoption.  Upon adoption of ASC 606, the Company adopted the practical expedient that there is not a significant financing component to contracts accounted for under ASC 853, as the term of each contract is less than one year.  CoreCivic completed its analysis of the various contracts and revenue streams and concluded that the adoption of the ASU does not have a material impact on the Company's results of operations or financial position and its related financial statement disclosure.

In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)", which requires lessees to put most leases on their balance sheets but recognize expenses on their income statements in a manner similar to current accounting requirements.  ASU 2016-02 also eliminates current real estate-specific provisions for all entities.  For lessors, the ASU modifies the classification criteria and the accounting for sales-type and direct financing leases.  For finance leases and operating leases, a lessee should recognize on the balance sheet a liability to make lease payments and a right-of-use asset representing its right to use the underlying asset for the lease term, with each initially measured at the present value of the lease payments.  For public reporting entities such as CoreCivic, guidance in ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years, and early adoption of the ASU is permitted.  In July 2018, the FASB issued ASU 2018-11, "Targeted Improvements – Leases (Topic 842)", which permits entities to adopt a new transition method whereby the modified retrospective transition method would allow companies to recognize the cumulative-effect adjustment in the period of adoption rather than the earliest period presented and continue to apply the legacy guidance in ASC 840 in the comparative periods presented.  Further, ASU 2018-11 also allows entities to elect, by class of underlying asset, to not separate non-lease components from the associated lease components when certain criteria are met.  Adoption will result in an increase in its long-term assets and liabilities for leases where the Company is the lessee.  Prior to the adoption of ASU 2016-02, a portion of the rental payments for the South Texas Family Residential Center was classified as depreciation and interest expense in accordance with ASC 840-40-55, formerly Emerging Issues Task Force No. 97-10, "The Effect of Lessee Involvement in Asset Construction."  Upon adoption of ASU 2016-02, all rental payments associated with this lease will be classified as operating expenses.  CoreCivic expects to elect to adopt the package of available practical expedients that permits lessees and lessors to not reassess certain items, including whether any expired or existing contracts are or contain leases, lease classification of any expired or existing leases, and initial direct costs for any expired or existing leases.

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

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants and the Securities and Exchange Commission ("SEC") did not, or are not expected to, have a material effect on the Company's results of operations or financial position.

3.	GOODWILL

ASC 350, "Intangibles-Goodwill and Other", establishes accounting and reporting requirements for goodwill and other intangible assets.  ASU 2017-04, "Intangibles–Goodwill and Other (Topic 350): Simplifying the Test of Goodwill Impairment", issued by the FASB in January 2017, simplifies the subsequent measurement of goodwill, as further described hereafter. Goodwill was $48.2 million and $40.9 million as of December 31, 2018 and 2017, respectively.  Of these amounts, goodwill was $7.9 million as of both December 31, 2018 and 2017 for the Company's CoreCivic Safety segment, and was $40.3 million and $33.0 million, respectively, for its CoreCivic Community segment. This goodwill was established in connection with multiple business combination transactions.

Under the provisions of ASC 350, a company performs a qualitative assessment that may allow it to skip the annual two-step impairment test.  Under ASC 350, a company has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary.  If the two-step impairment test is required, a company determines the fair value of a reporting unit using a collaboration of various common valuation techniques, including market multiples and discounted cash flows.  These impairment tests are required to be performed at least annually.

ASU 2017-04 eliminates the requirement to calculate the implied fair value of goodwill by performing a hypothetical application of the acquisition method as of the date of the impairment test to measure a goodwill impairment charge.  This requirement is the second step in the annual two-step quantitative impairment test required under ASC 350.  Instead, entities will recognize an impairment charge based on the first step of the quantitative impairment test currently required, which is the measurement of the excess of a reporting unit's carrying amount over its fair value.  Entities will still have the option to perform a qualitative assessment to determine if the quantitative impairment test is necessary.  For public reporting entities such as CoreCivic, guidance in ASU 2017-04 is effective for fiscal years beginning after December 15, 2019, and interim periods within those years.  Early adoption of the ASU is allowed for interim or annual goodwill impairment tests performed on testing dates on or after January 1, 2017.  CoreCivic adopted ASU 2017-04 in the third quarter of 2018. CoreCivic performed its impairment tests during the fourth quarter, in connection with CoreCivic's annual budgeting process, and concluded no impairments had occurred. CoreCivic will perform these impairment tests at least annually and whenever circumstances indicate the carrying value of goodwill may not be recoverable.

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

4.	REAL ESTATE AND RELATED ASSETS

At December 31, 2018, CoreCivic owned 70 correctional, detention, and residential reentry real estate properties, and 27 properties leased to third parties.  At December 31, 2018, CoreCivic also managed seven correctional and detention facilities owned by governmental agencies.

Property and equipment, at cost, consists of the following (in thousands):

	December 31,
	2018	2017
Land and improvements	$294,774	$258,244
Buildings and improvements	3,490,725	3,219,422
Equipment and software	432,196	399,630
Office furniture and fixtures	34,968	34,510
Construction in progress	94,590	28,104
	4,347,253	3,939,910
Less: Accumulated depreciation	(1,516,664)	(1,393,066)
	$2,830,589	$2,546,844

Construction in progress primarily consists of correctional facilities under construction or expansion. Interest is capitalized on construction in progress and amounted to $1.0 million and $0.6 million in 2018 and 2016, respectively.  There was no interest capitalized on construction in progress in 2017.

Depreciation expense was $152.0 million, $145.7 million, and $165.8 million for the years ended December 31, 2018, 2017, and 2016, respectively.

Ten of the facilities owned by CoreCivic are subject to options that allow various governmental agencies to purchase those facilities. Certain of these options to purchase are based on a depreciated book value while others are based on a fair market value calculation.  Four of the facilities that are subject to options are accounted for in accordance with ASC 853 and are recorded in other real estate assets in the consolidated balance sheets, as further described in Note 2.  As of December 31, 2018, CoreCivic had approximately $247.2 million in other real estate assets, including $150.1 million accounted for as a contract cost and $97.1 million accounted for as costs of fulfilling the related service contract.  As of December 31, 2017, CoreCivic had approximately $255.6 million in other real estate assets, including $152.8 million accounted for as a contract cost and $102.8 million accounted for as an investment in the related service contract.

CoreCivic leases land and buildings for multiple properties under operating leases that expire over varying dates through 2034.

CoreCivic leases the South Texas Family Residential Center and the site upon which it was constructed from a third-party lessor.  CoreCivic's lease agreement with the lessor is over a base period concurrent with an IGSA with ICE which was amended in October 2016, as further described in Note 11.  However, ICE can terminate the agreement for convenience or non-appropriation of funds, without penalty, by providing CoreCivic with at least a 60-day notice.  In the event CoreCivic cancels the lease with the third-party lessor prior to its expiration as a result of the termination of the IGSA by ICE for convenience, and if CoreCivic is unable to reach an agreement for the continued use of the facility within 90 days from the termination date, CoreCivic is required to pay a termination fee based on the termination date, currently equal to $7.0 million and declining to zero by October 2020.

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

The expense incurred for operating leases, inclusive of the expenses recognized for the South Texas lease, as described above, was $68.0 million, $66.2 million, and $103.4 million for the years ended December 31, 2018, 2017, and 2016, respectively.  Future minimum lease payments as of December 31, 2018 under operating leases, inclusive of $138.6 million of payments expected to be made under the cancelable lease at the South Texas facility, are as follows (in thousands):

2019	$53,779
2020	54,543
2021	40,982
2022	3,289
2023	2,426
Thereafter	21,510

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

Acquisitions

2016 Acquisitions. On June 10, 2016, CoreCivic acquired a residential reentry facility in Long Beach, California from a privately held owner for approximately $7.7 million in cash, excluding transaction-related expenses.  In allocating the purchase price, CoreCivic recorded $7.4 million of net tangible assets and $0.3 million of identifiable intangible assets.  The 112-bed facility is leased to a third-party operator under a triple net lease agreement that extends through June 2020 and includes one five-year lease extension option.  The third-party operator separately contracts with the California Department of Corrections and Rehabilitation ("CDCR") to provide rehabilitative and reentry services to residents at the leased facility.  CoreCivic acquired the facility in the real estate–only transaction as a strategic investment that expands the Company's investment in the residential reentry market.

2017 Acquisitions. On January 1, 2017, CoreCivic acquired the Arapahoe Community Treatment Center, a 135-bed residential reentry center in Englewood, Colorado, for $5.5 million in cash, excluding transaction-related expenses. The acquisition included a contract with Arapahoe County whereby CoreCivic provides residential reentry services for up to 135 residents.

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

On September 15, 2017, CoreCivic acquired a portfolio of four properties for an aggregate purchase price of $8.7 million, excluding transaction related expenses. The acquisition included a 230-bed residential reentry center leased to the state of Georgia, and three properties in North Carolina and Georgia leased to the General Services Administration ("GSA"), an independent agency of the United States government, two of which are occupied by the Social Security Administration ("SSA"), and one of which is occupied by the Internal Revenue Service ("IRS").

In allocating the purchase price of the four acquisitions in 2017, CoreCivic recorded $20.1 million of net tangible assets, $1.8 million of identifiable intangible assets, and $0.3 million of tenant improvements associated with one of the North Carolina leased properties which was recognized as a receivable and is being recovered by payments from the lessee.  CoreCivic acquired the properties as strategic investments that further expand the Company's network of residential reentry centers and further diversify the Company's cash flows through government-leased properties.

2018 Acquisitions. On January 19, 2018, CoreCivic acquired the 261,000 square-foot Capital Commerce Center, located in Tallahassee, Florida for a purchase price of $44.7 million, excluding transaction-related costs and certain closing credits.  Capital Commerce Center is 98% leased, including 87% leased to the state of Florida on behalf of the Florida Department of Business and Professional Regulation.  In allocating the purchase price of this transaction, CoreCivic recorded $40.6 million of net tangible assets and $3.2 million of identifiable intangible assets.

On July 17, 2018, CoreCivic acquired a portfolio of twelve properties for $12.0 million, excluding transaction-related costs, 100% leased to the U.S. Federal Government through the GSA on behalf of the SSA, the Department of Homeland Security, and ICE.  Since this was a portfolio acquisition, the Company may elect to market up to three of the properties for sale.  In allocating the purchase price of this transaction, CoreCivic recorded $11.1 million of net tangible assets and $1.9 million of identifiable intangible assets.

On August 23, 2018, CoreCivic acquired a 541,000 square-foot SSA office building in Baltimore, Maryland ("SSA-Baltimore") for a purchase price of $242.0 million, excluding transaction-related costs and certain closing credits.  The office building was purpose built to SSA specifications in 2014 under a 20-year firm term lease expiring in January 2034, and is backed by the full faith and credit of the U.S. Federal Government through the GSA.  In connection with the acquisition and as further described in Note 6, CoreCivic assumed $157.3 million of in-place financing that was used to fund the initial construction of the property in 2014.  In allocating the purchase price of this transaction, CoreCivic recorded $207.4 million of net tangible assets and $38.9 million of identifiable intangible assets.

On September 21, 2018, CoreCivic acquired a 217,000 square-foot, steel frame property in Dayton, Ohio for $6.9 million, excluding transaction-related costs and certain closing credits, that was built-to-suit for the National Archives and Records Administration ("NARA") in 2002.  The building is 100% leased to the GSA on behalf of NARA through January 2023 and includes two additional 10-year renewal options.  The building provides 1.2 million cubic feet of storage space, approximately 90% of which is dedicated to archives of the IRS. In allocating the purchase price of this transaction, CoreCivic recorded $6.9 million of net tangible assets and $0.7 million of identifiable intangible assets.

CoreCivic acquired the 15 properties in 2018 as strategic investments that further diversify the Company's cash flows through government-leased properties and broaden the solutions it provides to its government partners.

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

On January 24, 2018, CoreCivic entered into a 20-year lease agreement with the Kansas Department of Corrections ("KDOC") for a 2,432-bed correctional facility the Company is constructing in Lansing, Kansas.  The new facility will replace the Lansing Correctional Facility, the State's largest correctional complex for adult male inmates, originally constructed in 1863.  CoreCivic will be responsible for facility maintenance throughout the 20-year term of the lease, at which time ownership will revert to the State.  Construction of the new facility commenced in the first quarter of 2018 with a timeline for completion of approximately 24 months.  CoreCivic expects to account for the lease with the KDOC as a multiple element lease with a portion of the lease payments attributable to the capital lease.  In addition, portions of the lease payments will be attributable to maintenance services and capital maintenance, representing two separately valued non-lease components.  As of December 31, 2018, CoreCivic has capitalized $58.6 million associated with the construction of the project.

Idle Facilities

As of December 31, 2018, CoreCivic had eight idled facilities that are currently available and being actively marketed as solutions to meet the needs of potential customers.  The following table summarizes each of the idled facilities and their respective carrying values, excluding equipment and other assets that could generally be transferred and used at other facilities CoreCivic owns without significant cost (dollars in thousands):

	Design	Date	Net Carrying Values at December 31,
Facility	Capacity	Idled	2018	2017
Prairie Correctional Facility	1,600	2010	$15,278	$16,118
Huerfano County Correctional Center	752	2010	16,660	16,980
Diamondback Correctional Facility	2,160	2010	40,962	41,370
Southeast Kentucky Correctional Facility	656	2012	21,098	21,864
Marion Adjustment Center	826	2013	11,770	12,058
Kit Carson Correctional Center	1,488	2016	55,507	57,095
Eden Detention Center	1,422	2017	38,349	39,707
Torrance County Detention Facility	910	2017	35,355	36,882
	9,814		$234,979	$242,074

CoreCivic also has two idled non-core facilities containing 440 beds with an aggregate net book value of $3.8 million.  CoreCivic incurred approximately $12.4 million, $10.8 million, and $8.1 million in operating expenses at the idled facilities for the years ended December 31, 2018, 2017, and 2016, respectively.

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

6.	BUSINESS COMBINATIONS

On April 8, 2016, CoreCivic closed on the acquisition of 100% of the stock of Correctional Management, Inc. ("CMI"), along with the real estate used in the operation of CMI's business from two entities affiliated with CMI.  CMI, a privately held community corrections company that operates seven community corrections facilities, including six owned and one leased, with approximately 600 beds in Colorado, specializes in community correctional services, drug and alcohol treatment services, and residential reentry services.  CMI provides these services through multiple contracts with three counties in Colorado, as well as the Colorado Department of Corrections, a pre-existing partner of CoreCivic's.  CoreCivic acquired CMI as a strategic investment that continues to expand the reentry assets CoreCivic owns and the services the Company provides.  The aggregate purchase price of the transaction was $35.0 million, excluding transaction-related expenses.  The transaction was funded utilizing cash from CoreCivic's revolving credit facility.

In allocating the purchase price for the transaction, CoreCivic recorded the following (in millions):

Tangible current assets and liabilities, net	$1.0
Property and equipment	$29.2
Intangible assets	1.5
Total identifiable assets	31.7
Goodwill	3.3
Total consideration	$35.0

On June 1, 2017, CoreCivic acquired the real estate operated by Center Point, Inc. ("Center Point"), a California-based non-profit organization, for $5.3 million in cash, excluding transaction-related expenses.  CoreCivic consolidated a portion of Center Point's operations into the Company's preexisting residential reentry center portfolio and assumed ownership and operations of the Oklahoma City Transitional Center, a 200-bed residential reentry center in Oklahoma City, Oklahoma.

On November 1, 2017, CoreCivic completed the acquisition of Time to Change, Inc. ("TTC"), a Colorado-based community corrections company, for an aggregate purchase price of $22.0 million, excluding transaction related expenses.  As a result of better than estimated financial performance of the acquisition, during the fourth quarter of 2018, the Company recognized the loss of $6.1 million for additional contingent consideration associated with the acquisition.  In connection with the acquisition, CoreCivic assumed contracts with Adams County, Colorado to provide residential reentry services to male and female adults in three facilities located in Colorado containing a total of 422 beds.

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

Effective December 1, 2018, CoreCivic closed on the acquisition of Recovery Monitoring Solutions Corporation ("RMSC"), which provides non-residential correctional alternatives, including electronic monitoring and case management services, to municipal, county, and state governments in four states.  The aggregate purchase price was $15.9 million, excluding transaction-related expenses.

In allocating the purchase price for the two transactions in 2018, CoreCivic recorded the following (in millions):

Property and equipment	$6.1
Intangible assets	12.4
Tangible assets and liabilities, net	(2.8)
Total identifiable assets, net	15.7
Goodwill	7.2
Total consideration	$22.9

Several factors gave rise to the goodwill recorded in the acquisitions of CMI, Center Point, TTC, RMOMS, and RMSC, such as the expected benefit from synergies of the business combinations and the long-term contracts for community corrections services that continue to broaden the scope of solutions CoreCivic provides.  The results of operations for these business combinations have been included in the Company's consolidated financial statements from the dates of the acquisitions.

7.	INVESTMENT IN AFFILIATE

CoreCivic has a 50% ownership interest in APM, an entity holding the management contract for a correctional facility, HM Prison Forest Bank, under a 25-year prison management contract with an agency of the United Kingdom government.  CoreCivic has determined that its joint venture investment in APM represents a variable interest entity ("VIE") in accordance with ASC 810, "Consolidation" of which CoreCivic is not the primary beneficiary.  The Forest Bank facility, located in Salford, England, was previously constructed and owned by a wholly-owned subsidiary of CoreCivic, which was sold in April 2001.  All gains and losses under the joint venture are accounted for using the equity method of accounting.  During 2000, CoreCivic extended a working capital loan to APM, which has an outstanding balance of $2.9 million as of December 31, 2018.

For the years ended December 31, 2018, 2017, and 2016, equity in losses of the joint venture was $100,000, $62,000, and $41,000, respectively.  The equity in losses and earnings of the joint venture is included in other (income) expense in the consolidated statements of operations.  As of December 31, 2018, CoreCivic's equity investment in APM was $0.2 million and is reported in other assets in the accompanying consolidated balance sheets.  The outstanding working capital loan of $2.9 million, combined with the $0.2 million investment in APM, represents CoreCivic's maximum exposure to loss in connection with APM.

8.	OTHER ASSETS

Other assets consist of the following (in thousands):

	December 31,
	2018	2017
Intangible assets:
Below market lease value, less accumulated amortization of $8,850 and $6,920, respectively	32,738	34,668
Deferred leasing assets, less accumulated amortization of $2,021 and $276, respectively	43,856	914
Other intangible assets, less accumulated amortization of $5,118 and $2,349, respectively	17,311	7,671
Lease incentive assets	6,096	6,738
Debt issuance costs, less accumulated amortization of $631 and $2,711, respectively	3,322	2,518
Cash equivalents and cash surrender value of life insurance held in Rabbi trust	13,977	13,537
Straight-line rent receivable	10,729	9,335
Other	13,178	13,337
	$141,207	$88,718

The gross carrying amount of intangible assets amounted to $109.9 million and $52.8 million at December 31, 2018 and 2017, respectively.  Amortization expense related to intangible assets was $6.5 million, $3.4 million, and $2.9 million for 2018, 2017, and 2016, respectively, and depending upon the nature of the asset, was either reported as operating expense or depreciation and amortization in the accompanying statement of operations for the respective periods.

As of December 31, 2018, the estimated amortization expense related to intangible assets for each of the next five years is as follows (in thousands):

2019	$8,477
2020	7,814
2021	6,886
2022	5,937
2023	4,921

9.	ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER LONG-TERM LIABILITIES

Accounts payable and accrued expenses consist of the following (in thousands):

	December 31,
	2018	2017
Trade accounts payable	$96,642	$53,230
Accrued salaries and wages	42,556	39,411
Accrued dividends	52,572	51,156
Accrued workers' compensation and auto liability	6,901	6,737
Accrued litigation	13,937	7,822
Accrued employee medical insurance	5,442	6,506
Accrued property taxes	27,288	28,473
Accrued interest	12,957	11,949
Deferred revenue	15,173	13,633
Construction payable	21,099	3,903
Lease financing obligation	12,771	11,612
Other	42,749	43,372
	$350,087	$277,804

The total liability for workers' compensation and auto liability was $29.7 million and $26.3 million as of December 31, 2018 and 2017, respectively, with the long-term portion included in other long-term liabilities in the accompanying consolidated balance sheets.  These liabilities were discounted to the net present value of the outstanding liabilities using a 3.0% rate in 2018 and 2017.  These liabilities amounted to $33.4 million and $29.4 million on an undiscounted basis as of December 31, 2018 and 2017, respectively.

Other long-term liabilities consist of the following (in thousands):

	December 31,
	2018	2017
Intangible lease liability	$5,804	$6,191
Accrued workers' compensation	22,798	19,518
Accrued deferred compensation	11,507	10,208
Lease financing obligation	18,817	15,530
Other	1,622	1,583
	$60,548	$53,030

10.	DEBT

Debt outstanding consists of the following (in thousands):

	December 31,
	2018	2017
Revolving Credit Facility, principal due at maturity in April 2023; interest payable periodically at variable interest rates. The weighted average rate at December 31, 2018 and 2017 was 4.0% and 3.1%, respectively.	$201,000	$199,000
Term Loan, scheduled principal payments through maturity in April 2023; interest payable periodically at variable interest rates. The rate at December 31, 2018 and 2017 was 4.0% and 3.1%, respectively. Unamortized debt issuance costs amounted to $0.1 million and $0.3 million at December 31, 2018 and 2017, respectively.	197,500	85,000
4.625% Senior Notes, principal due at maturity in May 2023; interest payable semi-annually in May and November at 4.625%. Unamortized debt issuance costs amounted to $2.7 million and $3.3 million at December 31, 2018 and 2017, respectively.	350,000	350,000
4.125% Senior Notes, principal due at maturity in April 2020; interest payable semi-annually in April and October at 4.125%. Unamortized debt issuance costs amounted to $1.0 million and $1.9 million at December 31, 2018 and 2017, respectively.	325,000	325,000
5.0% Senior Notes, principal due at maturity in October 2022; interest payable semi-annually in April and October at 5.0%. Unamortized debt issuance costs amounted to $1.8 million and $2.3 million at December 31, 2018 and 2017, respectively.	250,000	250,000
4.75% Senior Notes, principal due at maturity in October 2027; interest payable semi-annually in April and October at 4.75%. Unamortized debt issuance costs amounted to $3.5 million and $4.0 million at December 31, 2018 and 2017, respectively.	250,000	250,000
4.5% Non-Recourse Mortgage Note, secured by Capital Commerce Center; principal and interest at 4.5% payable monthly until maturity in January 2033. Unamortized debt issuance costs amounted to $0.3 million at December 31, 2018.	23,429	—
4.43% Non-Recourse Mortgage Note, secured by the Lansing Correctional Facility; principal and interest at 4.43% payable quarterly beginning in July 2020 until maturity in January 2040. Unamortized debt issuance costs amounted to $3.4 million at December 31, 2018.	62,331	—
4.5% Non-Recourse Mortgage Note, secured by SSA-Baltimore; principal and interest at 4.5% payable monthly until maturity in February 2034. Unamortized debt issuance costs amounted to $0.3 million at December 31, 2018.	155,535	—
Total debt	1,814,795	1,459,000
Unamortized debt issuance costs	(13,119)	(11,813)
Current portion of long-term debt	(14,121)	(10,000)
Long-term debt, net	$1,787,555	$1,437,187

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

Based on CoreCivic's current total leverage ratio, loans under the Revolving Credit Facility bear interest at the base rate plus a margin of 0.50% or at LIBOR plus a margin of 1.50%, and a commitment fee equal to 0.35% of the unfunded balance.  The Revolving Credit Facility also has a $50.0 million sublimit for the issuance of standby letters of credit. As of December 31, 2018, CoreCivic had $201.0 million in borrowings outstanding under the Revolving Credit Facility as well as $23.7 million in letters of credit outstanding resulting in $575.3 million available under the Revolving Credit Facility.

The Revolving Credit Facility is secured by a pledge of all of the capital stock of CoreCivic's domestic restricted subsidiaries, 65% of the capital stock of CoreCivic's foreign subsidiaries, all of CoreCivic's accounts receivable, and all of CoreCivic's deposit accounts. The Revolving Credit Facility requires CoreCivic to meet certain financial covenants, including, without limitation, a maximum total leverage ratio, a maximum secured leverage ratio, and a minimum fixed charge coverage ratio.  As of December 31, 2018, CoreCivic was in compliance with all such covenants.  In addition, the Revolving Credit Facility contains certain covenants that, among other things, limit the incurrence of additional indebtedness, payment of dividends and other customary restricted payments, transactions with affiliates, asset sales, mergers and consolidations, liquidations, prepayments and modifications of other indebtedness, liens and other encumbrances and other matters customarily restricted in such agreements.  In addition, the Revolving Credit Facility is subject to certain cross-default provisions with terms of CoreCivic's other unsecured indebtedness, and is subject to acceleration upon the occurrence of a change of control.

Incremental Term Loan.  Interest rates under the Term Loan are the same as the interest rates under the Revolving Credit Facility.  The Term Loan also has the same collateral requirements, financial and certain other covenants, and cross-default provisions as the Revolving Credit Facility.  The Term Loan, which is pre-payable without penalty, also has a maturity concurrent with the Revolving Credit Facility due April 2023, with scheduled quarterly principal payments through April 2023.  As of December 31, 2018, the outstanding balance of the Term Loan was $197.5 million.

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

Non-Recourse Mortgage Notes:

Capital Commerce Center.  As previously discussed herein, on January 19, 2018, CoreCivic acquired the 261,000 square-foot Capital Commerce Center, located in Tallahassee, Florida for a purchase price of $44.7 million.  The acquisition was partially financed with a $24.5 million non-recourse mortgage note (the "Capital Commerce Note"), which is fully-secured by the Capital Commerce Center property, with an interest rate of 4.5%, maturing in January 2033.  Principal and interest on the Capital Commerce Note are payable in equal monthly payments over the 15-year term of the note. The note is pre-payable at any time with a prepayment charge, if any, equal to an amount so as to maintain the same yield on the mortgage note as if it had been carried through to its full term using Treasury instruments having a term equal to the remaining term of the mortgage note as of the prepayment date. CoreCivic capitalized approximately $0.4 million of costs associated with the Capital Commerce Note.  As of December 31, 2018, the outstanding balance of the Capital Commerce Note was $23.4 million.

Lansing Correctional Facility.  On April 20, 2018, CoreCivic of Kansas, LLC (the "Issuer"), a wholly-owned unrestricted subsidiary of the Company, priced $159.5 million in aggregate principal amount of non-recourse senior secured notes of the Issuer (the "Kansas Notes"), in a private placement pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended.  The private placement closed on June 1, 2018.  The Company is using the proceeds of the private placement, which are drawn on quarterly funding dates beginning in the second quarter of 2018, to fund construction of the Lansing Correctional Facility, along with costs and expenses of the project.  The Kansas Notes have a yield to maturity of 4.43% and are scheduled to mature in January 2040, approximately 20 years following completion of the project, which is expected to occur during the first quarter of 2020. Principal and interest on the Kansas Notes will be payable in quarterly payments beginning in July 2020 until maturity. CoreCivic may redeem all or part of the Kansas Notes at any time upon written notice of not less than 30 days and not more than 60 days prior to the date fixed for such prepayment, with a "make-whole" amount, together with interest on the Kansas Notes accrued to, but not including, the redemption date. CoreCivic capitalized approximately $3.4 million of costs associated with the private placement. Because the Issuer has been designated as an unrestricted subsidiary of the Company under terms of the Company's New Credit Agreement, the issuance and service of the Kansas Notes, and the revenues and expenses associated with the facility lease, will not impact the financial covenants associated with the Company's New Credit Agreement.  As of December 31, 2018, the outstanding balance of the Kansas Notes was $62.3 million.

SSA-Baltimore.  As previously discussed herein, on August 23, 2018, CoreCivic acquired the 541,000 square-foot SSA-Baltimore office building for a purchase price of $242.0 million.  In connection with the acquisition, a wholly-owned unrestricted subsidiary of the Company assumed $157.3 million of in-place financing that was used to fund the initial construction of the property in 2014.  The assumed non-recourse mortgage note (the "SSA-Baltimore Note") carries a fixed interest rate of 4.5% and requires monthly principal and interest payments, with a balloon payment of $40.0 million due at maturity in February 2034. The SSA-Baltimore Note is fully-secured by the SSA-Baltimore property.  CoreCivic may pre-pay the SSA-Baltimore Note in whole or in part upon not less than 30 days' and not more than 60 days' prior written notice and such pre-payment shall include a "make-whole" amount.  During the last 90 days of the permanent loan term and upon 30 days' prior written notice, CoreCivic may prepay the note in full, including any accrued and outstanding interest on any permanent loan payment date, without the payment of the "make-whole" amount. CoreCivic capitalized approximately $0.2 million of costs associated with the assumption of the SSA-Baltimore Note.  As of December 31, 2018, the outstanding balance of the SSA-Baltimore Note was $155.5 million.

CoreCivic may also seek to issue additional debt or equity securities from time to time when the Company determines that market conditions and the opportunity to utilize the proceeds from the issuance of such securities are favorable.

Guarantees and Covenants.  All of the restricted domestic subsidiaries of CoreCivic (as the parent corporation) have provided full and unconditional guarantees of the Senior Notes.  Each of CoreCivic's subsidiaries guaranteeing the Senior Notes are 100% owned subsidiaries of CoreCivic; and the subsidiary guarantees are full and unconditional and are joint and several obligations of the guarantors.

As of December 31, 2018, neither CoreCivic nor any of its subsidiary guarantors had any material or significant restrictions on CoreCivic's ability to obtain funds from its subsidiaries by dividend or loan or to transfer assets from such subsidiaries.

The indentures governing the Senior Notes contain certain customary covenants that, subject to certain exceptions and qualifications, restrict CoreCivic's ability to, among other things, make restricted payments; incur additional debt or issue certain types of preferred stock; create or permit to exist certain liens; consolidate, merge or transfer all or substantially all of CoreCivic's assets; and enter into transactions with affiliates.  In addition, if CoreCivic sells certain assets (and generally does not use the proceeds of such sales for certain specified purposes) or experiences specific kinds of changes in control, CoreCivic must offer to repurchase all or a portion of the Senior Notes.  The offer price for the Senior Notes in connection with an asset sale would be equal to 100% of the aggregate principal amount of the notes repurchased plus accrued and unpaid interest and liquidated damages, if any, on the notes repurchased to the date of purchase.  The offer price for the Senior Notes in connection with a change in control would be 101% of the aggregate principal amount of the notes repurchased plus accrued and unpaid interest and liquidated damages, if any, on the notes repurchased to the date of purchase.  The Senior Notes are also subject to certain cross-default provisions with the terms of CoreCivic's New Credit Agreement, as more fully described hereafter.

Other Debt Transactions

Letters of Credit.  At December 31, 2018 and 2017, CoreCivic had $24.0 million and $6.9 million, respectively, in outstanding letters of credit.  The letters of credit were issued to secure CoreCivic's workers' compensation and general liability insurance policies, performance bonds, and utility deposits.  Except for $0.3 million outstanding at December 31, 2018, the letters of credit were provided by a sub-facility under the Revolving Credit Facility.

Debt Maturities

Scheduled principal payments as of December 31, 2018 for the next five years and thereafter were as follows (in thousands):

2019	$14,121
2020	343,849
2021	20,337
2022	274,231
2023	721,360
Thereafter	440,897
Total debt	$1,814,795

Cross-Default Provisions

The provisions of CoreCivic's debt agreements relating to the New Credit Agreement and the Senior Notes contain certain cross-default provisions.  Any events of default under the New Credit Agreement that result in the lenders' actual acceleration of amounts outstanding thereunder also result in an event of default under the Senior Notes.  Additionally, any events of default under the Senior Notes that give rise to the ability of the holders of such indebtedness to exercise their acceleration rights also result in an event of default under the New Credit Agreement.

If CoreCivic were to be in default under the New Credit Agreement, and if the lenders under the New Credit Agreement elected to exercise their rights to accelerate CoreCivic's obligations under the New Credit Agreement, such events could result in the acceleration of all or a portion of CoreCivic's Senior Notes, which would have a material adverse effect on CoreCivic's liquidity and financial position.  CoreCivic does not have sufficient working capital to satisfy its debt obligations in the event of an acceleration of all or a substantial portion of CoreCivic's outstanding indebtedness.

11.	DEFERRED REVENUE

In September 2014, CoreCivic announced that it had agreed under an expansion of an existing IGSA between the city of Eloy, Arizona and ICE to care for up to 2,400 individuals at the South Texas Family Residential Center, a facility leased by CoreCivic in Dilley, Texas.  Services provided under the original amended IGSA commenced in the fourth quarter of 2014 and had an original term of up to four years. The agreement provided for a fixed monthly payment in accordance with a graduated schedule.  In October 2016, CoreCivic entered into an amended IGSA that provided for a new, lower fixed monthly payment commencing in November 2016, and extended the term of the contract through September 2021.  The agreement can be further extended by bi-lateral modification.  However, ICE can also terminate the agreement for convenience or non-appropriation of funds, without penalty, by providing CoreCivic with at least a 60-day notice.  ICE began housing the first residents at the facility in December 2014, and the site was completed during the second quarter of 2015. In September 2018, the city of Dilley, Texas assumed the amended IGSA with ICE.

Under the fixed monthly payment schedule of the original amended IGSA, ICE agreed to pay CoreCivic $70.0 million in two $35.0 million installments during the fourth quarter of 2014 and graduated fixed monthly payments over the remaining months of the contract. CoreCivic used the multiple-element arrangement guidance prescribed in ASC 605, "Revenue Recognition" in determining the total revenue to be recognized over the term of the amended IGSA.  CoreCivic determined that there were five distinct elements related to the amended IGSA with ICE. The lease revenue element, representing the operating lease of the site and constructed assets, was valued based on the estimated selling price of the land and building improvements provided to ICE and is recognized proportionately based on the number of beds available.  The correctional services revenue element, representing the correctional management services provided to ICE, was valued based on the estimated selling price of similar services CoreCivic provides and is recognized based on labor efforts expended over the contract. The food services revenue element was valued based on the third-party evidence ("TPE") of the contracted outsourced service and is recognized proportionately based on the number of beds available.  CoreCivic established TPE of selling price by evaluating similar products or services in standalone sales to similarly situated customers. The educational services revenue element, representing the grade-level appropriate juvenile educational program prescribed under the IGSA, was based on the TPE of the contracted outsourced service and is recognized on a straight-line basis over the period educational services are required to be performed. The construction management services revenue element, representing CoreCivic's site development and construction management services, was valued based on the estimated selling price of similar services CoreCivic provides and was recognized on a straight-line basis during the first seven months of the IGSA representing the period over which the construction activity was ongoing.  During the years ended December 31, 2018, 2017, and 2016, CoreCivic recognized $170.6 million, $170.1 million, and $266.8 million, respectively, in revenue associated with the amended IGSA with the unrecognized balance of the fixed monthly payments reported in deferred revenue.  The current portion of deferred revenue is reflected within accounts payable and accrued expenses while the long-term portion is reflected in deferred revenue in the accompanying consolidated balance sheets.  As of December 31, 2018 and 2017, total deferred revenue associated with this agreement amounted to $39.7 million and $53.4 million, respectively.

12.	INCOME TAXES

As discussed in Note 1, the Company began operating in compliance with REIT requirements for federal income tax purposes effective January 1, 2013.  As a REIT, the Company must distribute at least 90 percent of its taxable income (including dividends paid to it by its TRSs) and will not pay federal income taxes on the amount distributed to its stockholders.  In addition, the Company must meet a number of other organizational and operational requirements. It is currently management's intention to adhere to these requirements and maintain the Company's REIT status. Most states where CoreCivic holds investments in real estate conform to the federal rules recognizing REITs. Certain subsidiaries have made an election with the Company to be treated as TRSs in conjunction with the Company's REIT election; the TRS elections permit CoreCivic to engage in certain business activities in which the REIT may not engage directly. A TRS is subject to federal and state income taxes on the income from these activities and therefore, CoreCivic includes a provision for taxes in its consolidated financial statements.

The TCJA was enacted on December 22, 2017.  The TCJA reduces the U.S. federal corporate tax rate from 35% to 21%, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred, and creates new taxes on certain foreign-sourced earnings.  However, the TCJA does not change the dividends paid deduction applicable to REITs and, therefore, CoreCivic generally will not be subject to federal income taxes on the Company's REIT taxable income and gains that it distributes to its stockholders.  In the fourth quarter of 2017, the Company recorded, in accordance with ASC 740, the tax effects of enactment of the TCJA on existing deferred tax balances and there was no one-time transition tax on foreign earnings.  The Company re-measured certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 21%. In the fourth quarter of 2017, the Company recognized a charge of $4.5 million, which was included as a component of income tax expense, for the revaluation of deferred tax assets and liabilities and other taxes associated with the TCJA. CoreCivic applied the guidance in the SEC Staff Accounting Bulletin 118, "Income Tax Accounting Implications of the Tax Cuts and Jobs Act" when accounting for the enactment-date effects of the TCJA in 2017 and throughout 2018. At December 31 2017, the Company had not completed its accounting for all of the enactment-date income tax effects of the TCJA under ASC 740 for the following aspects: re-measurement of deferred tax assets and liabilities, one-time transition tax, and tax on global intangible low-taxed income.  During the third quarter of 2018, the Company revised its estimates of the revaluation of deferred tax assets and liabilities resulting in the recognition of an additional charge of $1.0 million, which also was included as a component of income tax expense.  At December 31 2018, the Company has completed its accounting for all of the enactment-date income tax effects of the TCJA.

Income tax expense is comprised of the following components (in thousands):

	For the Years Ended December 31,
	2018	2017	2016
Current income tax expense
Federal	$10,481	$10,202	$10,181
State	2,308	2,788	1,983
	12,789	12,990	12,164
Deferred income tax expense (benefit)
Federal	(3,422)	1,088	(3,400)
State	(1,014)	(167)	(511)
	(4,436)	921	(3,911)
Income tax expense	$8,353	$13,911	$8,253

Significant components of CoreCivic's deferred tax assets and liabilities as of December 31, 2018 and 2017, are as follows (in thousands):

	December 31,
	2018	2017
Noncurrent deferred tax assets:
Asset reserves and liabilities not yet deductible for tax	$21,742	$19,045
Tax over book basis of certain assets	1,665	40
Net operating loss and tax credit carryforwards	5,483	5,040
Intangible contract value	148	—
Other	123	172
Total noncurrent deferred tax assets	29,161	24,297
Less valuation allowance	(3,986)	(3,308)
Total noncurrent deferred tax assets	25,175	20,989
Noncurrent deferred tax liabilities:
Book over tax basis of certain assets	(5,707)	(5,959)
Intangible value	(2,370)	—
Other	(2,151)	(2,216)
Total noncurrent deferred tax liabilities	(10,228)	(8,175)
Net total noncurrent deferred tax assets	$14,947	$12,814

The tax benefits associated with equity-based compensation increased income taxes payable by $0.8 million and reduced income taxes payable by $1.0 million with a corresponding income tax amount recognized in the accompanying statement of operations for the years ended December 31, 2018 and 2017, respectively, consistent with ASU 2016-09, "Improvements to Employee Share-Based Payment Accounting", which the Company adopted in the first quarter of 2017.  The tax benefits associated with equity-based compensation reduced income taxes payable by $1.5 million during 2016 with benefits recorded as increases to stockholders' equity.

A reconciliation of the income tax provision at the statutory income tax rate and the effective tax rate as a percentage of income from continuing operations before income taxes for the years ended December 31, 2018, 2017, and 2016 is as follows:

	2018	2017	2016
Statutory federal rate	21.0%	35.0%	35.0%
Dividends paid deduction	(18.6)	(31.3)	(32.5)
State taxes, net of federal tax benefit	1.0	1.2	1.1
Permanent differences	1.0	0.6	0.3
Charges associated with adoption of tax reform	0.6	2.4	—
Tax benefit of equity-based compensation	0.5	(0.5)	—
Other items, net	(0.5)	(0.2)	(0.3)
	5.0%	7.2%	3.6%

CoreCivic's effective tax rate was 5.0%, 7.2%, and 3.6% during 2018, 2017, and 2016, respectively.  As a REIT, CoreCivic is entitled to a deduction for dividends paid, resulting in a substantial reduction in the amount of federal income tax expense it recognizes.  Substantially all of CoreCivic's income tax expense is incurred based on the earnings generated by its TRSs.  CoreCivic's overall effective tax rate is estimated based on its current projection of taxable income primarily generated by its TRSs. The Company's consolidated effective tax rate could fluctuate in the future based on changes in estimates of taxable income, the relative amounts of taxable income generated by the TRSs and the REIT, the implementation of additional tax planning strategies, changes in federal or state tax rates or laws affecting tax credits available to the Company, changes in other tax laws, changes in estimates related to uncertain tax positions, or changes in state apportionment factors, as well as changes in the valuation allowance applied to the Company's deferred tax assets that are based primarily on the amount of state net operating losses and tax credits that could expire unused.

CoreCivic had no liabilities for uncertain tax positions as of December 31, 2018 and 2017. CoreCivic recognizes interest and penalties related to unrecognized tax positions in income tax expense. CoreCivic does not currently anticipate that the total amount of unrecognized tax positions will significantly change in the next twelve months.

CoreCivic's U.S. federal income tax returns for tax years 2015 through 2017 remain subject to examination by the IRS.  All states in which CoreCivic files income tax returns follow the same statute of limitations as federal, with the exception of the following states whose open tax years include 2014 through 2017: Arizona, California, Colorado, Kentucky, Minnesota, New Jersey, Texas, and Wisconsin.

13.	STOCKHOLDERS' EQUITY

Dividends on Common Stock

The tax characterization of dividends per share on common shares as reported to stockholders was as follows for the years ended December 31, 2018, 2017, and 2016:

			Ordinary		Return of		Total
Declaration Date	Record Date	Payable Date	Income		Capital		Per Share
February 19, 2016	April 1, 2016	April 15, 2016	0.487167	(1)	0.052833		$0.54
May 12, 2016	July 1, 2016	July 15, 2016	0.487167	(1)	0.052833		$0.54
August 11, 2016	October 3, 2016	October 17, 2016	0.487167	(1)	0.052833		$0.54
December 8, 2016	January 3, 2017	January 13, 2017	0.363660	(2)	0.056340		$0.42
February 17, 2017	April 3, 2017	April 17, 2017	0.363660	(2)	0.056340		$0.42
May 11, 2017	July 3, 2017	July 17, 2017	0.363660	(2)	0.056340		$0.42
August 10, 2017	October 2, 2017	October 16, 2017	0.363660	(2)	0.056340		$0.42
December 7, 2017	January 2, 2018	January 15, 2018	0.387446	(3)	0.032554		$0.42
February 22, 2018	April 2, 2018	April 16, 2018	0.396671	(4)	0.033329		$0.43
May 11, 2018	July 2, 2018	July 16, 2018	0.396671	(4)	0.033329		$0.43
August 16, 2018	October 1, 2018	October 15, 2018	0.396671	(4)	0.033329		$0.43
December 13, 2018	January 2, 2019	January 15, 2019	—	(5)	—	(5)	$0.43

(1) $0.030979 of this amount constitutes a "Qualified Dividend", as defined by the IRS.

(2) $0.000000 of this amount constitutes a "Qualified Dividend", as defined by the IRS.

(3) $0.051840 of this amount constitutes a "Qualified Dividend", as defined by the IRS.

(4) $0.053074 of this amount constitutes a "Qualified Dividend", as defined by the IRS.

(5) Taxable in 2019.

Future dividends will depend on CoreCivic's distribution requirements as a REIT, future cash flows and earnings, capital requirements, financial condition, limitations under debt covenants, opportunities for alternative uses of capital, and on such other factors as the Board of Directors of CoreCivic may consider relevant.

Common Stock

Restricted shares.  During 2018, CoreCivic issued approximately 945,000 shares of restricted common stock units ("RSUs") to certain of its employees and non-employee directors, with an aggregate value of $20.5 million, including 850,000 RSUs to employees and non-employee directors whose compensation is charged to general and administrative expense and 95,000 RSUs to employees whose compensation is charged to operating expense.  During 2017, CoreCivic issued approximately 554,000 RSUs to certain of its employees and non-employee directors, with an aggregate value of $18.1 million, including 487,000 RSUs to employees and non-employee directors whose compensation is charged to general and administrative expense and 67,000 RSUs to employees whose compensation is charged to operating expense.

CoreCivic established performance-based vesting conditions on the RSUs awarded to its officers and executive officers in years 2016 through 2018.  Unless earlier vested under the terms of the agreements, performance-based RSUs issued to officers and executive officers in those years are subject to vesting over a three-year period based upon the satisfaction of certain annual performance criteria, and no more than one-third of the RSUs may vest in any one performance period.  Time-based RSUs issued to other employees in 2016 through 2018, unless earlier vested under the terms of the agreements, generally vest equally on the first, second, and third anniversary of the award.  RSUs issued to non-employee directors vest one year from the date of award.

Nonvested RSU transactions as of December 31, 2018 and for the year then ended are summarized below (in thousands, except per share amounts).

	Shares of RSUs	Weighted average grant date fair value
Nonvested at December 31, 2017	954	$32.26
Granted	945	$21.67
Cancelled	(212)	$27.26
Vested	(462)	$33.02
Nonvested at December 31, 2018	1,225	$24.67

During 2018, 2017, and 2016, CoreCivic expensed $13.1 million ($1.8 million of which was recorded in operating expenses and $11.3 million of which was recorded in general and administrative expenses), $13.3 million ($1.9 million of which was recorded in operating expenses and $11.4 million of which was recorded in general and administrative expenses), and $17.8 million ($1.7 million of which was recorded in operating expenses and $14.4 million of which was recorded in general and administrative expenses, and $1.7 million of which was recorded in restructuring charges), net of forfeitures, relating to the restricted common stock and RSUs, respectively. As of December 31, 2018, CoreCivic had $19.0 million of total unrecognized compensation cost related to RSUs that is expected to be recognized over a remaining weighted-average period of 1.8 years.  The total fair value of restricted common stock and RSUs that vested during 2018, 2017, and 2016 was $15.3 million, $16.6 million, and $15.1 million, respectively.

Restricted stock-based compensation expense of $1.7 million for the year ended December 31, 2016 included in restructuring charges in the consolidated statement of operations reflects the voluntary forfeiture of RSUs awarded in February 2016 to CoreCivic's chief executive officer, in connection with a restructuring and cost reduction plan implemented during the third quarter of 2016.

On August 28, 2018, CoreCivic entered into an Amended and Restated ATM Equity Offering Sales Agreement, or ATM Agreement, with multiple sales agents, pursuant to which the Company may offer and sell to or through the agents, from time to time, shares of the Company's common stock, par value $0.01 per share, having an aggregate gross sales price of up to $200.0 million. Sales, if any, of the Company's shares of common stock will be made primarily in “at-the-market” offerings, as defined in Rule 415 under the Securities Act of 1933, as amended. The shares of common stock will be offered and sold pursuant to CoreCivic's registration statement on Form S-3 and a related prospectus supplement, both filed with the SEC on August 28, 2018.  CoreCivic intends to use substantially all of the net proceeds from any sale of shares of the Company's common stock to repay outstanding borrowings or for working capital and other general corporate purposes, which may include investments.  There were no shares of the Company's common stock sold under the ATM Agreement during 2018.

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

Since 2012, CoreCivic has elected not to issue stock options to its non-employee directors, officers, and executive officers as it had in prior years, and instead elected to issue all of its equity compensation in the form of restricted common stock and RSUs as previously described herein. However, CoreCivic continued to recognize stock option expense during the vesting period of stock options awarded in prior years.  All outstanding stock options were fully vested as of December 31, 2016.  During 2016, CoreCivic expensed $0.1 million, net of estimated forfeitures, relating to its outstanding stock options, all of which was charged to general and administrative expenses. As of December 31, 2018, CoreCivic had no unrecognized compensation cost related to stock options.

Stock option transactions relating to CoreCivic's non-qualified stock option plans are summarized below (in thousands, except exercise prices):

	No. of options	Weighted- Average Exercise Price of options	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2017	1,014	$20.03
Granted	—	—
Exercised	(147)	16.16
Cancelled	(161)	22.25
Outstanding at December 31, 2018	706	$20.32	2.3	$267
Exercisable at December 31, 2018	706	$20.32	2.3	$267

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between CoreCivic's stock price as of December 31, 2018 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2018. This amount changes based on the fair market value of CoreCivic's stock. The total intrinsic value of options exercised during the years ended December 31, 2018, 2017, and 2016 was $1.3 million, $2.9 million, and $1.7 million, respectively.

At CoreCivic's 2011 annual meeting of stockholders held in May 2011, CoreCivic's stockholders approved an amendment to the 2008 Stock Incentive Plan that increased the authorized limit on issuance of new awards to an aggregate of up to 18.0 million shares.  In addition, during the 2003 annual meeting the stockholders approved the adoption of CoreCivic's Non-Employee Directors' Compensation Plan, authorizing CoreCivic to issue up to 225,000 shares of common stock pursuant to the plan.  As of December 31, 2018, CoreCivic had 6.7 million shares available for issuance under the Amended and Restated 2008 Stock Incentive Plan and 0.2 million shares available for issuance under the Non-Employee Directors' Compensation Plan.

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

A reconciliation of the numerator and denominator of the basic earnings per share computation to the numerator and denominator of the diluted earnings per share computation is as follows (in thousands, except per share data):

	For the Years Ended December 31,
	2018	2017	2016
NUMERATOR
Basic:
Net income	$159,207	$178,040	$219,919
Diluted:
Net income	$159,207	$178,040	$219,919
DENOMINATOR
Basic:
Weighted average common shares outstanding	118,544	118,084	117,384
Diluted:
Weighted average common shares outstanding	118,544	118,084	117,384
Effect of dilutive securities:
Stock options	111	310	306
Restricted stock-based awards	61	71	101
Weighted average shares and assumed conversions	118,716	118,465	117,791
BASIC EARNINGS PER SHARE	$1.34	$1.51	$1.87
DILUTED EARNINGS PER SHARE	$1.34	$1.50	$1.87

Approximately 317,000, 8,000, and 268,000 stock options were excluded from the computations of diluted earnings per share for the years ended December 31, 2018, 2017, and 2016, respectively, because they were anti-dilutive.

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

Retirement Plan

All employees of CoreCivic are eligible to participate in the CoreCivic 401(k) Savings and Retirement Plan (the "Plan") upon reaching age 18 and completing one year of qualified service.  Eligible employees may contribute up to 90% of their eligible compensation, subject to IRS limitations.  For the years ended December 31, 2018, 2017, and 2016, CoreCivic provided a discretionary matching contribution equal to 100% of the employee's contributions up to 5% of the employee's eligible compensation to employees with at least one thousand hours of employment in the plan year. Employer matching contributions paid into the Plan each pay period vest immediately pursuant to safe harbor provisions adopted by the Plan.

During 2018, 2017, and 2016, CoreCivic's discretionary contributions to the Plan, net of forfeitures, were $13.2 million, $12.3 million, and $12.0 million, respectively.

Deferred Compensation Plans

CoreCivic provides two non-qualified deferred compensation plans (the "Deferred Compensation Plans") for non-employee directors and for certain senior executives.  The Deferred Compensation Plans are unfunded plans maintained for the purpose of providing CoreCivic's directors and certain of its senior executives the opportunity to defer a portion of their compensation.  Under the terms of the Deferred Compensation Plans, certain senior executives may elect to contribute on a pre-tax basis up to 50% of their base salary and up to 100% of their cash bonus, and non-employee directors may elect to contribute on a pre-tax basis up to 100% of their director retainer and meeting fees.  During the years ended December 31, 2018, 2017, and 2016, CoreCivic matched 100% of employee contributions up to 5% of total cash compensation.  CoreCivic also contributes a fixed rate of return on balances in the Deferred Compensation Plans, determined at the beginning of each plan year.  Matching contributions and investment earnings thereon become vested 20% after two years of service, 40% after three years of service, 80% after four years of service, and 100% after five or more years of service.  Distributions are generally payable no earlier than five years subsequent to the date an individual becomes a participant in the Plan, or upon termination of employment (or the date a director ceases to serve as a director of CoreCivic), at the election of the participant.  Distributions to senior executives must commence on or before the later of 60 days after the participant's separation from service or the fifteenth day of the month following the month the individual attains age 65.

During 2018, 2017, and 2016, CoreCivic provided a fixed return of 5.0%, 5.0%, and 5.45%, respectively, to participants in the Deferred Compensation Plans.  CoreCivic has purchased life insurance policies on the lives of certain employees of CoreCivic, which are intended to fund distributions from the Deferred Compensation Plans.  CoreCivic is the sole beneficiary of such policies.  At the inception of the Deferred Compensation Plans, CoreCivic established an irrevocable Rabbi Trust to secure the plans' obligations.  However, assets in the Deferred Compensation Plans are subject to creditor claims in the event of bankruptcy.  During 2018, 2017, and 2016, CoreCivic recorded $0.3 million, $0.1 million, and $0.2 million, respectively, of matching contributions as general and administrative expense associated with the Deferred Compensation Plans.  Assets in the Rabbi Trust were $14.0 million and $13.5 million as of December 31, 2018 and 2017, respectively. As of December 31, 2018 and 2017, CoreCivic's liability related to the Deferred Compensation Plans was $12.3 million and $11.0 million, respectively, which was reflected in accounts payable and accrued expenses and other liabilities in the accompanying balance sheets.

Employment and Severance Agreements

CoreCivic currently has employment agreements with several of its executive officers, which provide for the payment of certain severance amounts upon termination of employment under certain circumstances or a change of control, as defined in the agreements.

16.	SEGMENT REPORTING

As of December 31, 2018, CoreCivic operated 51 correctional and detention facilities, 44 of which were owned by the Company.  In addition, CoreCivic owned and operated 26 residential reentry centers and owned 27 properties that it leased to third parties.  Effective January 1, 2018, the Company revised its reportable segment presentation. Management views CoreCivic's operating results in three operating segments, CoreCivic Safety, CoreCivic Community, and CoreCivic Properties.  Prior year amounts have been revised to conform to the current year presentation.  CoreCivic Safety includes the operating results of those correctional and detention facilities placed into service that were owned, or controlled via a long-term lease, and managed by CoreCivic, as well as those correctional and detention facilities owned by a third party and managed by CoreCivic.  CoreCivic Safety also includes the operating results of TransCor America, LLC, a subsidiary of the Company that provides transportation services to governmental agencies.  CoreCivic Community includes the operating results of those residential reentry centers placed into service that were owned, or controlled via a long-term lease, and managed by CoreCivic.  CoreCivic Community also includes the operating results of the electronic monitoring and case management services provided by RMOMS and RMSC. CoreCivic Properties includes the operating results of those properties leased to third parties.  The operating performance of the three segments can be measured based on their net operating income.  CoreCivic defines facility net operating income as a facility's revenues less operating expenses.

The revenue and net operating income for each of the three segments and a reconciliation to CoreCivic's operating income is as follows for the three years ended December 31, 2018, 2017, and 2016 (in thousands):

	For the Years Ended December 31,
	2018	2017	2016
Revenue:
Safety	$1,675,998	$1,648,224	$1,750,211
Community	101,841	74,263	59,432
Properties	57,899	40,440	37,993
Total segment revenue	1,835,738	1,762,927	1,847,636
Operating expenses:
Safety	1,222,418	1,185,621	1,225,353
Community	76,898	51,501	41,247
Properties	15,420	11,831	8,407
Total segment operating expenses	1,314,736	1,248,953	1,275,007
Facility net operating income:
Safety	453,580	462,603	524,858
Community	24,943	22,762	18,185
Properties	42,479	28,609	29,586
Total facility net operating income	521,002	513,974	572,629
Other revenue (expense):
Other revenue	28	2,571	2,149
Other operating expense	(514)	(584)	(579)
General and administrative	(106,865)	(107,822)	(107,027)
Depreciation and amortization	(156,501)	(147,129)	(166,746)
Contingent consideration for acquisition of businesses	(6,085)	—	—
Restructuring charges	—	—	(4,010)
Asset impairments	(1,580)	(614)	—
Operating income	$249,485	$260,396	$296,416

The following table summarizes capital expenditures including accrued amounts for the years ended December 31, 2018, 2017, and 2016 (in thousands):

	For the Years Ended December 31,
	2018	2017	2016
Capital expenditures:
Safety	$94,559	$55,712	$79,018
Community	15,689	35,489	36,447
Properties	365,628	18,327	12,549
Corporate and other	11,260	5,219	6,517
Total capital expenditures	$487,136	$114,747	$134,531

The total assets are as follows (in thousands):

	December 31,
	2018	2017
Assets:
Safety	$2,621,880	$2,643,609
Community	281,198	253,978
Properties	606,770	220,235
Corporate and other	145,812	154,576
Total assets	$3,655,660	$3,272,398

17.	SUBSEQUENT EVENTS

During February 2019, CoreCivic issued approximately 0.9 million RSUs to certain of CoreCivic's employees and non-employee directors, with an aggregate value of $19.3 million.  Unless earlier vested under the terms of the RSU agreement, approximately 0.6 million RSUs were issued to officers and executive officers, a portion of which vest evenly on the first, second, and third anniversary of the award, and a portion of which are subject to vesting over a three-year period based upon satisfaction of certain annual performance criteria for the fiscal years ending December 31, 2019, 2020, and 2021.  Approximately 0.3 million RSUs issued to other employees vest evenly on the first, second, and third anniversary of the award.  RSUs issued to non-employee directors vest on the first anniversary of the award. Any RSUs that become vested will be settled in shares of CoreCivic's common stock.

On February 21, 2019, the Company's Board of Directors declared a quarterly dividend of $0.44 per common share payable April 15, 2019 to stockholders of record on April 1, 2019.

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

CONDENSED CONSOLIDATING BALANCE SHEET

As of December 31, 2018

(in thousands)

ASSETS	Parent	Combined Subsidiary Guarantors	Non- Guarantor Subsidiaries	Consolidating Adjustments and Other	Total Consolidated Amounts
Cash and cash equivalents	$11,109	$40,348	$1,345	$—	$52,802
Restricted cash	—	—	21,335	—	21,335
Accounts receivable, net of allowance	254,766	445,105	1,809	(431,083)	270,597
Prepaid expenses and other current assets	4,412	26,939	1,951	(4,511)	28,791
Total current assets	270,287	512,392	26,440	(435,594)	373,525
Real estate and related assets:
Property and equipment, net	2,255,361	310,989	264,239	—	2,830,589
Other real estate assets	247,223	—	—	—	247,223
Goodwill	33,057	15,112	—	—	48,169
Non-current deferred tax assets	727	14,220	1,165	(1,165)	14,947
Other assets	507,161	61,104	38,112	(465,170)	141,207
Total assets	$3,313,816	$913,817	$329,956	$(901,929)	$3,655,660
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable and accrued expenses	$293,165	$376,833	$115,648	$(435,559)	$350,087
Income taxes payable	1,309	866	13	—	2,188
Current portion of long-term debt	8,720	—	5,401	—	14,121
Total current liabilities	303,194	377,699	121,062	(435,559)	366,396
Long-term debt, net	1,579,273	114,428	208,854	(115,000)	1,787,555
Non-current deferred tax liabilities	1,165	—	—	(1,165)	—
Deferred revenue	—	26,102	—	—	26,102
Other liabilities	15,125	45,423	—	—	60,548
Total liabilities	1,898,757	563,652	329,916	(551,724)	2,240,601

Total stockholders' equity	1,415,059	350,165	40	(350,205)	1,415,059
Total liabilities and stockholders' equity	$3,313,816	$913,817	$329,956	$(901,929)	$3,655,660

CONDENSED CONSOLIDATING BALANCE SHEET

As of December 31, 2017

(in thousands)

ASSETS	Parent	Combined Subsidiary Guarantors	Consolidating Adjustments and Other	Total Consolidated Amounts
Cash and cash equivalents	$25,745	$26,438	$—	$52,183
Accounts receivable, net of allowance	211,673	372,755	(330,240)	254,188
Prepaid expenses and other current assets	1,835	24,986	(5,702)	21,119
Total current assets	239,253	424,179	(335,942)	327,490
Real estate and related assets:
Property and equipment, net	2,211,561	335,283	—	2,546,844
Other real estate assets	255,605	—	—	255,605
Goodwill	26,031	14,896	—	40,927
Non-current deferred tax assets	—	13,193	(379)	12,814
Other assets	421,474	69,117	(401,873)	88,718
Total assets	$3,153,924	$856,668	$(738,194)	$3,272,398
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable and accrued expenses	$251,011	$362,701	$(335,908)	$277,804
Income taxes payable	1,443	1,591	—	3,034
Current portion of long-term debt	10,000	—	—	10,000
Total current liabilities	262,454	364,292	(335,908)	290,838
Long-term debt, net	1,437,982	114,205	(115,000)	1,437,187
Non-current deferred tax liabilities	379	—	(379)	—
Deferred revenue	—	39,735	—	39,735
Other liabilities	1,501	51,529	—	53,030
Total liabilities	1,702,316	569,761	(451,287)	1,820,790

Total stockholders' equity	1,451,608	286,907	(286,907)	1,451,608
Total liabilities and stockholders' equity	$3,153,924	$856,668	$(738,194)	$3,272,398

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the year ended December 31, 2018

(in thousands)

	Parent	Combined Subsidiary Guarantors	Non- Guarantor Subsidiaries	Consolidating Adjustments and Other	Total Consolidated Amounts
REVENUES	$1,279,991	$1,514,503	$8,243	$(966,971)	$1,835,766
EXPENSES:
Operating	994,505	1,284,616	3,100	(966,971)	1,315,250
General and administrative	36,409	70,456	—	—	106,865
Depreciation and amortization	92,702	61,206	2,593	—	156,501
Contingent consideration for acquisition of businesses	6,085	—	—	—	6,085
Asset impairments	1,580	—	—	—	1,580
	1,131,281	1,416,278	5,693	(966,971)	1,586,281
OPERATING INCOME	148,710	98,225	2,550	—	249,485
OTHER (INCOME) EXPENSE:
Interest expense, net	67,340	10,905	2,508	—	80,753
Expenses associated with debt refinancing transactions	1,016	—	—	—	1,016
Other (income) expense	160	(105)	101	—	156
	68,516	10,800	2,609	—	81,925
INCOME BEFORE INCOME TAXES	80,194	87,425	(59)	—	167,560
Income tax expense	(1,383)	(6,970)	—	—	(8,353)
INCOME BEFORE EQUITY IN SUBSIDIARIES	78,811	80,455	(59)	—	159,207
Income from equity in subsidiaries	80,396	—	—	(80,396)	—
NET INCOME	$159,207	$80,455	$(59)	$(80,396)	$159,207

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the year ended December 31, 2017

(in thousands)

	Parent	Combined Subsidiary Guarantors	Consolidating Adjustments and Other	Total Consolidated Amounts
REVENUES	$1,194,690	$1,454,194	$(883,386)	$1,765,498
EXPENSES:
Operating	914,443	1,218,480	(883,386)	1,249,537
General and administrative	36,964	70,858	—	107,822
Depreciation and amortization	87,694	59,435	—	147,129
Asset impairments	300	314	—	614
	1,039,401	1,349,087	(883,386)	1,505,102
OPERATING INCOME	155,289	105,107	—	260,396
OTHER (INCOME) EXPENSE:
Interest expense, net	56,712	11,823	—	68,535
Other (income) expense	(255)	103	62	(90)
	56,457	11,926	62	68,445
INCOME BEFORE INCOME TAXES	98,832	93,181	(62)	191,951
Income tax expense	(1,765)	(12,146)	—	(13,911)
INCOME BEFORE EQUITY IN SUBSIDIARIES	97,067	81,035	(62)	178,040
Income from equity in subsidiaries	80,973	—	(80,973)	—
NET INCOME	$178,040	$81,035	$(81,035)	$178,040

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the year ended December 31, 2016

(in thousands)

	Parent	Combined Subsidiary Guarantors	Consolidating Adjustments and Other	Total Consolidated Amounts
REVENUES	$1,182,765	$1,542,231	$(875,211)	$1,849,785
EXPENSES:
Operating	904,750	1,246,047	(875,211)	1,275,586
General and administrative	35,440	71,587	—	107,027
Depreciation and amortization	84,842	81,904	—	166,746
Restructuring charges	197	3,813	—	4,010
	1,025,229	1,403,351	(875,211)	1,553,369
OPERATING INCOME	157,536	138,880	—	296,416
OTHER (INCOME) EXPENSE:
Interest expense, net	51,928	15,827	—	67,755
Other (income) expense	995	(548)	42	489
	52,923	15,279	42	68,244
INCOME BEFORE INCOME TAXES	104,613	123,601	(42)	228,172
Income tax expense	(1,896)	(6,357)	—	(8,253)
INCOME BEFORE EQUITY IN SUBSIDIARIES	102,717	117,244	(42)	219,919
Income from equity in subsidiaries	117,202	—	(117,202)	—
NET INCOME	$219,919	$117,244	$(117,244)	$219,919

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the year ended December 31, 2018

(in thousands)

	Parent	Combined Subsidiary Guarantors	Non- Guarantor Subsidiaries	Consolidating Adjustments And Other	Total Consolidated Amounts
Net cash provided by operating activities	$243,083	$75,011	$4,786	$—	$322,880
Net cash used in investing activities	(109,114)	(47,940)	(134,003)	—	(291,057)
Net cash provided by (used in) financing activities	(148,605)	(13,161)	151,897	—	(9,869)
Net increase (decrease) in cash, cash equivalents and restricted cash	(14,636)	13,910	22,680	—	21,954
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of year	25,745	26,438	—	—	52,183
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of year	$11,109	$40,348	$22,680	$—	74,137

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the year ended December 31, 2017

(in thousands)

	Parent	Combined Subsidiary Guarantors	Consolidating Adjustments And Other	Total Consolidated Amounts
Net cash provided by operating activities	$276,055	$65,270	$—	$341,325
Net cash used in investing activities	(55,242)	(69,320)	—	(124,562)
Net cash provided by (used in) financing activities	(206,446)	4,155	—	(202,291)
Net increase in cash, cash equivalents and restricted cash	14,367	105	—	14,472
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of year	11,378	26,333	—	37,711
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of year	$25,745	$26,438	$—	$52,183

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the year ended December 31, 2016

(in thousands)

	Parent	Combined Subsidiary Guarantors	Consolidating Adjustments And Other	Total Consolidated Amounts
Net cash provided by operating activities	$295,366	$80,007	$—	$375,373
Net cash used in investing activities	(18,767)	(69,571)	(33,300)	(121,638)
Net cash provided by (used in) financing activities	(280,887)	(33,728)	33,300	(281,315)
Net decrease in cash, cash equivalents and restricted cash	(4,288)	(23,292)	—	(27,580)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of year	15,666	49,625	—	65,291
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of year	$11,378	$26,333	$—	$37,711

19.	SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Selected quarterly financial information for each of the quarters in the years ended December 31, 2018 and 2017 is as follows (in thousands, except per share data):

	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018
Revenue	$440,916	$449,929	$462,728	$482,193
Operating income	58,705	61,712	64,419	64,649
Net income	37,777	39,197	40,994	41,239
Basic earnings per share:
Net income	$0.32	$0.33	$0.35	$0.35
Diluted earnings per share:
Net income	$0.32	$0.33	$0.34	$0.35

	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017
Revenue	$445,684	$436,393	$442,845	$440,576
Operating income	69,039	65,279	60,815	65,263
Net income	50,047	45,475	41,178	41,340
Basic earnings per share:
Net income	$0.42	$0.38	$0.35	$0.35
Diluted earnings per share:
Net income	$0.42	$0.38	$0.35	$0.35

CORECIVIC, INC. AND SUBSIDIARIES

SCHEDULE III - REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2018

(in thousands)

		Initial Cost to Company			Gross Amount at Which Carried at Close of Period
Description	Location	Land	Buildings and Improvements	Cost Capitalized Subsequent to Acquisition	Land and Land Improvements	Buildings and Leasehold Improvements	Total (A)		Accumulated Depreciation (B)	Date Constructed/ Acquired
Adams County Correctional Center	Adams County, Mississippi	$874	$119,565	$3,254	$1,089	$122,604	$123,693		$(25,164)	2008
Adams Transitional Center	Denver, Colorado	6,090	853	137	6,090	990	7,080		(40)	2017
Arapahoe Community Treatment Center	Englewood, Colorado	3,760	1,239	262	3,760	1,501	5,261		(94)	2017
Augusta Transitional Center	Augusta, Georgia	1,281	2,674	39	1,281	2,713	3,994		(90)	2017
Austin Residential Reentry Center	Del Valle, Texas	4,190	1,058	341	4,201	1,388	5,589		(215)	2015
Austin Transitional Center	Del Valle, Texas	19,488	4,607	892	19,497	5,490	24,987		(738)	2015
Bent County Correctional Facility	Las Animas, Colorado	550	13,115	68,273	1,535	80,403	81,938		(25,805)	1992
Bridgeport Pre-Parole Transfer Facility	Bridgeport, Texas	70	291	—	70	—	70	(D)	-	1995
Broad Street Residential Reentry Center	Philadelphia, Pennsylvania	663	2,700	190	663	2,890	3,553		(251)	2015
CAI Boston Avenue	San Diego, California	800	11,440	1,170	834	12,576	13,410		(2,254)	2013
California City Correctional Center	California City, California	1,785	125,337	13,144	2,644	137,622	140,266		(51,843)	1999
Capital Commerce Center	Tallahassee, Florida	2,255	38,362	171	2,255	38,533	40,788		(962)	2018
Carver Transitional Center	Oklahoma City, Oklahoma	8,562	4,631	1,080	8,599	5,674	14,273		(761)	2015
Centennial Community Transition Center	Englewood, Colorado	4,905	1,256	184	4,908	1,437	6,345		(147)	2016
Central Arizona Florence Correctional Complex	Florence, Arizona	1,298	133,531	48,597	4,375	179,051	183,426		(71,490)	1994/1999
Chester Residential Reentry Center	Chester, Pennsylvania	657	2,679	—	657	2,679	3,336		(229)	2015

CORECIVIC, INC. AND SUBSIDIARIES

SCHEDULE III - REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2018

(in thousands)

		Initial Cost to Company			Gross Amount at Which Carried at Close of Period
Description	Location	Land	Buildings and Improvements	Cost Capitalized Subsequent to Acquisition	Land and Land Improvements	Buildings and Leasehold Improvements	Total (A)	Accumulated Depreciation (B)	Date Constructed/ Acquired
Cheyenne Transitional Center	Cheyenne, Wyoming	5,567	2,092	535	5,567	2,627	8,194	(345)	2015
Cibola County Corrections Center	Milan, New Mexico	444	16,215	32,044	1,368	47,335	48,703	(19,969)	1994
Cimarron Correctional Facility	Cushing, Oklahoma	250	71,303	44,695	602	115,646	116,248	(39,315)	1997
Coffee Correctional Facility (C)	Nicholls, Georgia	—	—	—	—	—	—	—	1998
Columbine Facility	Denver, Colorado	1,414	488	189	1,438	653	2,091	(77)	2016
Commerce Transitional Center	Commerce City, Colorado	5,166	1,758	194	5,166	1,952	7,118	(81)	2017
Corpus Christi Transitional Center	Corpus Christi, Texas	—	1,886	438	—	2,324	2,324	(750)	2015
Crossroads Correctional Center	Shelby, Montana	413	33,196	43,643	1,575	75,677	77,252	(39,992)	1999
Crowley County Correctional Facility	Olney Springs, Colorado	211	46,845	30,174	2,488	74,742	77,230	(25,384)	2003
Dahlia Facility	Denver, Colorado	6,788	727	258	6,835	938	7,773	(103)	2016
Dallas Transitional Center	Hutchins, Texas	—	3,852	1,703	—	5,555	5,555	(997)	2015
Davis Correctional Facility	Holdenville, Oklahoma	250	66,701	41,808	1,209	107,550	108,759	(36,892)	1996
DHS-Chattanooga	Chattanooga, Tennessee	—	205	5	—	210	210	(2)	2018
DHS-Knoxville	Knoxville, Tennessee	275	67	3	275	70	345	(1)	2018
Diamondback Correctional Facility	Watonga, Oklahoma	208	41,677	25,172	1,361	65,696	67,057	(26,095)	1998
Eden Detention Center	Eden, Texas	925	27,645	34,039	5,506	57,103	62,609	(24,260)	1995
El Paso Multi-Use Facility	El Paso, Texas	14,936	4,536	1,173	14,936	5,709	20,645	(770)	2015
El Paso Transitional Center	El Paso, Texas	10,325	4,198	725	10,325	4,923	15,248	(634)	2015

CORECIVIC, INC. AND SUBSIDIARIES

SCHEDULE III - REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2018

(in thousands)

		Initial Cost to Company			Gross Amount at Which Carried at Close of Period
Description	Location	Land	Buildings and Improvements	Cost Capitalized Subsequent to Acquisition	Land and Land Improvements	Buildings and Leasehold Improvements	Total (A)	Accumulated Depreciation (B)	Date Constructed/ Acquired
Eloy Detention Center	Eloy, Arizona	498	33,308	16,684	2,180	48,310	50,490	(21,846)	1995
Fort Worth Transitional Center	Fort Worth, Texas	3,251	334	268	3,256	597	3,853	(562)	2015
Fox Facility and Training Center	Denver, Colorado	3,038	1,203	415	3,038	1,618	4,656	(154)	2016
Houston Processing Center	Houston, Texas	2,250	53,373	40,634	3,587	92,670	96,257	(37,094)	1984
Huerfano County Correctional Center	Walsenburg, Colorado	124	26,358	4,533	1,115	29,900	31,015	(14,355)	1997
ICE-Fayetteville	Fayetteville, Arkansas	159	641	—	159	641	800	(6)	2018
IRS-Dayton NARA	Dayton, Ohio	548	6,439	—	548	6,439	6,987	(59)	2018
IRS-Greenville	Greenville, North Carolina	361	1,387	8	361	1,395	1,756	(47)	2017
Jenkins Correctional Center (C)	Millen, Georgia	—	—	—	—	—	—	—	2012
Kit Carson Correctional Center	Burlington, Colorado	432	35,980	43,657	1,051	79,018	80,069	(24,562)	1998
La Palma Correctional Center	Eloy, Arizona	283	183,155	13,633	486	196,585	197,071	(44,372)	2008
Lake Erie Correctional Institution	Conneaut, Ohio	2,871	69,779	5,896	3,925	74,621	78,546	(11,476)	2011
Laredo Processing Center	Laredo, Texas	788	26,737	3,189	986	29,728	30,714	(12,466)	1985
Leavenworth Detention Center	Leavenworth, Kansas	130	44,970	43,402	491	88,011	88,502	(30,982)	1992
Lee Adjustment Center	Beattyville, Kentucky	500	515	17,561	1,277	17,299	18,576	(7,886)	1998
Leo Chesney Correctional Center	Live Oak, California	250	4,774	1,577	250	6,351	6,601	(3,184)	1989
Long Beach Community Corrections Center	Long Beach, California	5,038	2,413	—	5,038	2,413	7,451	(156)	2016

CORECIVIC, INC. AND SUBSIDIARIES

SCHEDULE III - REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2018

(in thousands)

		Initial Cost to Company			Gross Amount at Which Carried at Close of Period
Description	Location	Land	Buildings and Improvements	Cost Capitalized Subsequent to Acquisition	Land and Land Improvements	Buildings and Leasehold Improvements	Total (A)		Accumulated Depreciation (B)	Date Constructed/ Acquired
Longmont Community Treatment Center	Longmont, Colorado	3,364	582	102	3,363	685	4,048		(72)	2016
Marion Adjustment Center	St. Mary, Kentucky	250	9,994	8,767	918	18,093	19,011		(7,241)	1998
McRae Correctional Facility	McRae, Georgia	462	60,396	18,767	1,099	78,526	79,625		(22,974)	2000
Mineral Wells Pre-Parole Transfer Facility	Mineral Wells, Texas	176	22,589	—	100	—	100	(D)	-	1995
Nevada Southern Detention Center	Pahrump, Nevada	7,548	64,362	10,131	8,399	73,642	82,041		(14,829)	2010
North Fork Correctional Facility	Sayre, Oklahoma	—	42,166	61,346	356	103,156	103,512		(34,161)	1998
Northeast Ohio Correctional Center	Youngstown, Ohio	750	39,583	12,808	1,901	51,240	53,141		(21,108)	1997
Northwest New Mexico Correctional Center	Grants, New Mexico	142	15,888	19,170	879	34,321	35,200		(14,988)	1989
Oklahoma City Transitional Center	Oklahoma City, Oklahoma	1,114	2,626	1,589	1,130	4,199	5,329		(145)	2017
Oracle Transitional Center	Tucson, Arizona	4,544	1,220	333	4,570	1,527	6,097		(74)	2017
Otay Mesa Detention Center	San Diego, California	28,845	114,411	9,050	37,088	115,218	152,306		(8,833)	2015
Prairie Correctional Facility	Appleton, Minnesota	100	22,306	9,340	1,068	30,678	31,746		(16,468)	1991
Queensgate Correctional Facility	Cincinnati, Ohio	750	15,221	653	340	653	993	(D)	(61)	1998
Recovery Monitoring Solutions	Dallas, Texas	1,152	1,979	—	1,280	1,851	3,131		(8)	2018
Red Rock Correctional Center (C)	Eloy, Arizona	—	—	—	—	—	—		—	2006
Roth Hall Residential Reentry Center	Philadelphia, Pennsylvania	654	2,693	—	654	2,693	3,347		(230)	2015
Saguaro Correctional Facility	Eloy, Arizona	193	98,903	1,611	486	100,221	100,707		(23,392)	2007

CORECIVIC, INC. AND SUBSIDIARIES

SCHEDULE III - REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2018

(in thousands)

		Initial Cost to Company			Gross Amount at Which Carried at Close of Period
Description	Location	Land	Buildings and Improvements	Cost Capitalized Subsequent to Acquisition	Land and Land Improvements	Buildings and Leasehold Improvements	Total (A)		Accumulated Depreciation (B)	Date Constructed/ Acquired
Shelby Training Center	Memphis, Tennessee	150	6,393	3,317	279	9,581	9,860		(9,477)	1986
South Texas Family Residential Center	Dilley, Texas	—	146,974	8,921	40	155,855	155,895	(E)	(107,469)	2015
Southeast Kentucky Correctional Facility	Wheelwright, Kentucky	500	24,487	11,692	1,590	35,089	36,679		(15,581)	1998
SSA-Balch Springs	Balch Springs, Texas	541	405	—	541	405	946		(4)	2018
SSA-Baltimore	Baltimore, Maryland	27,987	179,424	—	29,717	177,694	207,411		(1,757)	2018
SSA-Bryan	Bryan, Texas	277	578	—	277	578	855		(6)	2018
SSA-Denton	Denton, Texas	467	823	—	467	823	1,290		(8)	2018
SSA-Florissant	St Louis, Missouri	245	553	7	245	560	805		(6)	2018
SSA-Harrison	Harrison, Arkansas	188	1,524	—	188	1,524	1,712		(15)	2018
SSA-Hot Springs	Hot Springs, Arkansas	337	1,323	9	346	1,323	1,669		(14)	2018
SSA-Marshall	Marshall, Texas	44	790	—	44	790	834		(8)	2018
SSA-McAlester	McAlester, Oklahoma	139	1,094	—	139	1,094	1,233		(11)	2018
SSA-Milledgeville	Milledgeville, Georgia	120	714	—	120	714	834		(24)	2017
SSA-Poteau	Poteau, Oklahoma	175	275	6	175	281	456		(3)	2018
SSA-Rockingham	Rockingham, North Carolina	95	1,070	24	117	1,072	1,189		(36)	2017
Stewart Detention Center	Lumpkin, Georgia	143	70,560	18,770	1,234	88,239	89,473		(25,068)	2004
Stockton Female Community Corrections Facility	Stockton, California	692	788	—	692	788	1,480		(38)	2017

CORECIVIC, INC. AND SUBSIDIARIES

SCHEDULE III - REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2018

(in thousands)

		Initial Cost to Company			Gross Amount at Which Carried at Close of Period
Description	Location	Land	Buildings and Improvements	Cost Capitalized Subsequent to Acquisition	Land and Land Improvements	Buildings and Leasehold Improvements	Total (A)	Accumulated Depreciation (B)	Date Constructed/ Acquired
T. Don Hutto Residential Center	Taylor, Texas	183	13,418	4,862	594	17,869	18,463	(8,286)	1997
Tallahatchie County Correctional Facility	Tutwiler, Mississippi	—	44,638	98,410	1,609	141,439	143,048	(48,077)	2000
Torrance County Detention Facility	Estancia, New Mexico	511	52,599	8,326	1,719	59,717	61,436	(26,081)	1990
Trousdale Turner Correctional Center	Hartsville, TN	649	135,412	4,476	1,619	138,918	140,537	(8,690)	2015
Tulsa Transitional Center	Tulsa, OK	8,206	4,061	847	8,206	4,908	13,114	(638)	2015
Tulsa Women's Residential Program	Tulsa, OK	200	75	—	200	75	275	(6)	2017
Turley Residential Center	Tulsa, OK	421	4,105	898	421	5,003	5,424	(683)	2015
Ulster Facility	Denver, Colorado	4,068	442	120	4,068	562	4,630	(59)	2016
Walker Hall Residential Reentry Center	Philadelphia, PA	654	2,693	1	654	2,694	3,348	(231)	2015
Webb County Detention Center	Laredo, Texas	498	20,160	6,119	2,129	24,648	26,777	(11,766)	1998
West Tennessee Detention Facility	Mason, Tennessee	538	31,931	6,276	2,007	36,738	38,745	(17,475)	1990
Wheeler Correctional Facility (C)	Alamo, Georgia	—	—	—	—	—	—	—	1998
Whiteville Correctional Facility	Whiteville, Tennessee	303	51,694	7,697	1,671	58,023	59,694	(24,331)	1998
Totals		$223,296	$2,592,017	$920,434	$273,596	$3,423,564	$3,697,160	$(1,075,389)

CORECIVIC, INC. AND SUBSIDIARIES

SCHEDULE III - REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2018

(in thousands)

NOTES TO SCHEDULE III - REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION

(A)	The aggregate cost of properties for federal income tax purposes is approximately $3.9 billion at December 31, 2018.
(B)	Depreciation is calculated using estimated useful lives of depreciable assets up to 50 years for prison facilities.

(C)  CoreCivic retains title to this asset, which is classified under other real estate assets in the Company's consolidated balance sheets in accordance with ASC 853.

(D)

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

CORECIVIC, INC. AND SUBSIDIARIES

SCHEDULE III - REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION

FOR THE YEARS ENDED DECEMBER 31, 2018, 2017, AND 2016

(in thousands)

	For the Years Ended December 31,
	2018	2017	2016
Investment in Real Estate:
Balance at beginning of period	$3,367,358	$3,306,896	$3,246,119
Additions through capital expenditures	26,547	29,730	20,498
Acquisitions	269,271	37,827	36,199
Asset Impairments	—	(879)	—
Reclassifications and other	33,984	(6,216)	4,080
Balance at end of period	$3,697,160	$3,367,358	$3,306,896
Accumulated Depreciation:
Balance at beginning of period	$(976,121)	$(888,745)	$(772,112)
Depreciation	(99,361)	(94,116)	(116,726)
Disposals/Other	93	6,162	93
Asset Impairments	—	578	—
Balance at end of period	$(1,075,389)	$(976,121)	$(888,745)