Form 10-Q
period 2019-03-31
CoreCivic, Inc.
filed 2019-05-09
CIK 1070985

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED:  MARCH 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	CXW	New York Stock Exchange

Indicate the number of shares outstanding of each class of Common Stock as of May 3, 2019:

Shares of Common Stock, $0.01 par value per share: 119,067,887 shares outstanding.

CORECIVIC, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2019

PART I – FINANCIAL INFORMATION

ITEM 1. – FINANCIAL STATEMENTS.

CORECIVIC, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED AND AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

ASSETS	March 31, 2019	December 31, 2018
Cash and cash equivalents	$20,499	$52,802
Restricted cash	32,901	21,335
Accounts receivable, net of allowance of $2,715 and $2,542, respectively	273,567	270,597
Prepaid expenses and other current assets	28,364	28,791
Total current assets	355,331	373,525
Real estate and related assets:
Property and equipment, net of accumulated depreciation of $1,442,844 and $1,516,664, respectively	2,794,767	2,830,589
Other real estate assets	244,479	247,223
Goodwill	48,169	48,169
Non-current deferred tax assets	13,807	14,947
Other assets	213,827	141,207
Total assets	$3,670,380	$3,655,660
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable and accrued expenses	$330,617	$352,275
Current portion of long-term debt	15,448	14,121
Total current liabilities	346,065	366,396
Long-term debt, net	1,828,114	1,787,555
Deferred revenue	22,694	26,102
Other liabilities	91,093	60,548
Total liabilities	2,287,966	2,240,601
Commitments and contingencies
Preferred stock – $0.01 par value; 50,000 shares authorized; none issued and outstanding at March 31, 2019 and December 31, 2018, respectively	—	—
Common stock – $0.01 par value; 300,000 shares authorized; 119,068 and 118,674 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	1,191	1,187
Additional paid-in capital	1,808,147	1,807,202
Accumulated deficit	(426,924)	(393,330)
Total stockholders' equity	1,382,414	1,415,059
Total liabilities and stockholders' equity	$3,670,380	$3,655,660

The accompanying notes are an integral part of these consolidated financial statements.

CORECIVIC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED AND AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	For the Three Months Ended March 31,
	2019	2018
REVENUES	$484,064	$440,916
EXPENSES:
Operating	345,832	319,151
General and administrative	29,445	24,971
Depreciation and amortization	35,523	38,089
	410,800	382,211
OPERATING INCOME	73,264	58,705
OTHER (INCOME) EXPENSE:
Interest expense, net	21,436	19,036
Other (income) expense	4	(43)
	21,440	18,993
INCOME BEFORE INCOME TAXES	51,824	39,712
Income tax expense	(2,484)	(1,935)
NET INCOME	$49,340	$37,777
BASIC EARNINGS PER SHARE	$0.42	$0.32
DILUTED EARNINGS PER SHARE	$0.41	$0.32

The accompanying notes are an integral part of these consolidated financial statements.

CORECIVIC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED AND AMOUNTS IN THOUSANDS)

	For the Three Months Ended March 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$49,340	$37,777
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	35,523	38,089
Amortization of debt issuance costs and other non-cash interest	857	891
Deferred income taxes	1,140	837
Non-cash revenue and other income	(2,937)	(4,318)
Non-cash equity compensation	3,812	3,486
Other expenses and non-cash items	3,423	1,939
Changes in assets and liabilities, net:
Accounts receivable, prepaid expenses and other assets	(2,564)	41,249
Accounts payable, accrued expenses and other liabilities	(11,921)	(12,394)
Income taxes payable	1,150	923
Net cash provided by operating activities	77,823	108,479
CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for facility development and expansions	(36,037)	(3,447)
Expenditures for other capital improvements	(9,972)	(17,285)
Acquisitions, net of cash acquired	(30,931)	(48,461)
Proceeds from sale of assets	331	48
Increase in other assets	(1,391)	(705)
Net cash used in investing activities	(78,000)	(69,850)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of debt and borrowings from credit facility	197,141	89,500
Scheduled principal repayments	(2,876)	(2,691)
Other principal repayments of debt	(153,000)	(66,000)
Payment of debt issuance and other refinancing and related costs	(85)	(844)
Payment of lease obligations for financing leases	(134)	(746)
Contingent consideration for acquisition of businesses	(6,378)	—
Dividends paid	(52,365)	(51,106)
Purchase and retirement of common stock	(3,070)	(2,525)
Proceeds from exercise of stock options	207	—
Net cash used in financing activities	(20,560)	(34,412)
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(20,737)	4,217
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of period	74,137	52,183
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of period	$53,400	$56,400
NON-CASH INVESTING AND FINANCING ACTIVITIES
Establishment of right of use assets and lease liabilities	$82,917	$—
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest (net of amounts capitalized of $924 and $0 in 2019 and 2018, respectively)	$18,522	$3,278
Income taxes paid	$—	$105

The accompanying notes are an integral part of these consolidated financial statements.

CORECIVIC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2019

(UNAUDITED AND AMOUNTS IN THOUSANDS)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Par Value	Capital	Deficit	Equity
Balance as of December 31, 2018	118,674	$1,187	$1,807,202	$(393,330)	$1,415,059
Net income	—	—	—	49,340	49,340
Retirement of common stock	(143)	(1)	(3,069)	—	(3,070)
Dividends declared on common stock ($0.44 per share)	—	—	—	(52,994)	(52,994)
Restricted stock compensation, net of forfeitures	—	—	3,812	—	3,812
Restricted stock grants	521	5	(5)	—	—
Stock options exercised	16	—	207	—	207
Cumulative effect of adoption of new accounting standard	—	—	—	(29,940)	(29,940)
Balance as of March 31, 2019	119,068	$1,191	$1,808,147	$(426,924)	$1,382,414

The accompanying notes are an integral part of these consolidated financial statements.

CORECIVIC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2018

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

MARCH 31, 2019

1.	ORGANIZATION AND OPERATIONS

CoreCivic, Inc. (together with its subsidiaries, the "Company" or "CoreCivic") is the nation's largest owner of partnership correctional, detention, and residential reentry facilities and one of the largest prison operators in the United States.  The Company also believes it is the largest private owner of real estate used by U.S. government agencies. Through three segments, CoreCivic Safety, CoreCivic Community, and CoreCivic Properties, the Company provides a broad range of solutions to government partners that serve the public good through corrections and detention management, a growing network of residential reentry centers to help address America's recidivism crisis, and government real estate solutions.  As of March 31, 2019, through its CoreCivic Safety segment, the Company operated 51 correctional and detention facilities, 44 of which the Company owned, with a total design capacity of approximately 73,000 beds.  Through its CoreCivic Community segment, the Company owned and operated 27 residential reentry centers with a total design capacity of approximately 5,000 beds.  In addition, through its CoreCivic Properties segment, the Company owned 27 properties leased to third parties and used by government agencies, totaling 2.3 million square feet.

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

The accompanying unaudited interim consolidated financial statements have been prepared by the Company and, in the opinion of management, reflect all normal recurring adjustments necessary for a fair presentation of results for the unaudited interim periods presented.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles ("US GAAP") have been condensed or omitted.  The results of operations for the interim period are not necessarily indicative of the results to be obtained for the full fiscal year.  Reference is made to the audited financial statements of CoreCivic included in its Annual Report on Form 10-K for the year ended December 31, 2018 filed with the Securities and Exchange Commission (the "SEC") on February 25, 2019 (the "2018 Form 10-K") with respect to certain significant accounting and financial reporting policies as well as other pertinent information of the Company.

Certain reclassifications have been made to the consolidated balance sheets in 2018 to conform to the current year presentation.

Recent Accounting Pronouncements – Lease Adoption

In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-02, "Leases (Topic 842)", which requires lessees to put most leases on their balance sheets but recognize expenses on their income statements in a manner similar to current accounting requirements.  ASU 2016-02 also eliminates current real estate-specific provisions for all entities.  For lessors, the ASU modifies the classification criteria and the accounting for sales-type and direct financing leases.  For finance leases and operating leases, a lessee should recognize on the balance sheet a liability to make lease payments and a right-of-use ("ROU") asset representing its right to use the underlying asset for the lease term, with each initially measured at the present value of the lease payments.  For public reporting entities such as CoreCivic, guidance in ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years, and early adoption of the ASU is permitted.  In July 2018, the FASB issued ASU 2018-11, "Targeted Improvements – Leases (Topic

842)", which permits entities to adopt a new transition method whereby the modified retrospective transition method would allow companies to recognize the cumulative-effect adjustment in the period of adoption rather than the earliest period presented and continue to apply the legacy guidance in Accounting Standards Codification ("ASC") 840, "Leases", in the comparative periods presented.  Further, ASU 2018-11 also allows entities to elect, by class of underlying asset, to not separate non-lease components from the associated lease components when certain criteria are met.  Adoption results in an increase in long-term assets and liabilities for leases where the Company is the lessee.

CoreCivic adopted ASU 2016-02 and ASU 2018-11, cumulatively ("ASC 842"), on January 1, 2019.  The Company elected the modified retrospective transition method and recognized the cumulative-effect adjustment resulting from adoption of ASC 842 in the first quarter of 2019.  CoreCivic also elected to adopt the package of available practical expedients that permits lessees and lessors to not reassess certain items, including whether any expired or existing contracts are or contain leases, lease classification of any expired or existing leases, and initial direct costs for any expired or existing leases.  In addition, the Company made an accounting policy election to apply the "short-term lease exception" permitted by ASC 842 for all classes of underlying assets.  With the exception of the South Texas Family Residential Center lease, as further described hereafter, the Company also elected the practical expedient that permits lessees to make an accounting policy election to account for each separate lease component of a contract and its associated non-lease components as a single lease component. Prior to the adoption of ASC 842, a portion of the rental payments for the South Texas Family Residential Center was classified as depreciation and interest expense in accordance with ASC 840-40-55, formerly Emerging Issues Task Force No. 97-10, "The Effect of Lessee Involvement in Asset Construction."  Upon adoption of ASC 842, all rental payments associated with this lease are classified as operating expenses.

Upon adoption of ASC 842, CoreCivic recognized a ROU asset and a lease liability of $82.9 million for all operating leases identified by the Company as applicable under the guidance of ASC 842, including the lease for the South Texas Family Residential Center.  For those operating leases that contain renewal options, the Company included the renewal period in the lease terms, and the related payments are reflected in the ROU asset and lease liability, when it is reasonably certain that a renewal option will be exercised. The ROU asset, amounting to $76.2 million at March 31, 2019, is included in other assets on the consolidated balance sheets, while the current portion of the lease liability, amounting to $28.1 million at March 31, 2019, is included in accounts payable and accrued expenses and the long-term portion of the liability, amounting to $48.3 million at March 31, 2019, is included in other liabilities on the consolidated balance sheets. The Company also recognized a net charge of approximately $29.9 million to accumulated deficit upon adoption of ASC 842.  Because CoreCivic does not generally have access to the interest rates implicit in its leases, the Company utilized its incremental borrowing rate, based upon the terms and tenure of each base lease, as the discount rate when calculating the present value of future minimum lease payments for each lease arrangement.  The weighted average discount rate associated with the operating leases at adoption of ASC 842 was 5.3%.  As of March 31, 2019, the weighted-average lease term of the operating leases was 2.8 years.

CoreCivic leases land and buildings from third-party lessors for multiple properties under operating leases that expire over varying dates through 2023.

CoreCivic leases the South Texas Family Residential Center and the site upon which it was constructed from a third-party lessor.  CoreCivic's lease agreement with the lessor is over a base period concurrent with an inter-governmental service agreement ("IGSA") with U.S. Immigration and Customs Enforcement ("ICE") which was amended in October 2016 to extend the term of the agreement through September 2021.  However, ICE can terminate the IGSA for convenience or non-appropriation of funds, without penalty, by providing CoreCivic with at least a 60-day notice.  In the event CoreCivic cancels the lease with the third-party lessor prior to its expiration as a result of the termination of the IGSA by ICE for convenience, and if CoreCivic is unable to reach an agreement for the continued use of the facility within 90 days from the termination date, CoreCivic is required to pay a termination fee to the third-party lessor based on the termination date, currently equal to $7.0 million and declining to zero by October 2020.  Under provisions of ASC 842, CoreCivic determined that the South Texas Family Residential Center lease with the third-party lessor includes a non-lease component for food services representing 44% of the consideration paid under the lease.

The expense incurred for all operating leases, inclusive of short-term and variable leases, was $8.4 million and $7.7 million for the three months ended March 31, 2019 and 2018, respectively.  The cash payments for operating leases are reflected as cash flows from operating activities on the accompanying consolidated statements of cash flows and cash payments for financing leases are reflected as cash flows from financing activities.  Future minimum lease payments as of March 31, 2019 for the Company's operating lease liabilities, inclusive of $71.3 million of payments expected to be made under the cancelable lease at the South Texas facility (excluding the non-lease food services component), are as follows (in thousands):

2019 (remainder)	$23,499
2020	31,278
2021	22,836
2022	1,413
2023	878
Thereafter	2,357
Total future minimum lease payments	82,261
Less amount representing interest	(5,911)
Total present value of minimum lease payments	$76,350

In addition, through its CoreCivic Properties segment, the Company owns 27 properties leased to third parties and used by government agencies under operating leases that expire over varying dates through 2034, some of which contain renewal options.  In accordance with ASC 842, minimum rental revenue is recognized on a straight-line basis over the term of the related lease. Leasehold incentives are recognized as a reduction to rental revenue on a straight-line basis over the term of the related lease. Rental revenue associated with expense reimbursements from tenants is recognized in the period that the related expenses are incurred based upon the tenant lease provision.  See Note 4 for further discussion regarding a 20-year lease agreement with the Kansas Department of Corrections ("KDOC").  Future undiscounted cash flows to be received from third-party lessees as of March 31, 2019 for the Company's operating leases are as follows (in thousands):

2019 (remainder)	$55,941
2020	73,904
2021	67,541
2022	61,108
2023	58,671
Thereafter	410,147

Recent Accounting Pronouncements – Other

In June 2016,  the FASB issued ASU No. 2016 13, "Financial Instruments – Credit Losses – Measurement of Credit Losses on Financial Instruments," which will change how entities measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The ASU will replace the current "incurred loss" approach with an "expected loss" model for instruments measured at amortized cost. For trade and other receivables, held-to-maturity debt securities, contract assets, loans and other instruments, entities will be required to use a new forward-looking "expected loss" model that generally will result in the earlier recognition of allowances for losses. The ASU is effective for the Company in the first quarter of 2020. The Company is currently evaluating the effects of this ASU to determine the potential impact on its financial statements, however the Company does not currently expect the new standard will have a material impact on its financial statements.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants and the SEC did not, or are not expected to, have a material effect on the Company's results of operations or financial position.

Fair Value of Financial Instruments

To meet the reporting requirements of ASC 825, "Financial Instruments", regarding fair value of financial instruments, CoreCivic calculates the estimated fair value of financial instruments using market interest rates, quoted market prices of similar instruments, or discounted cash flow techniques with observable Level 1 inputs for publicly traded debt and Level 2 inputs for all other financial instruments, as defined in ASC 820, "Fair Value Measurement".  At March 31, 2019 and December 31, 2018,

there were no material differences between the carrying amounts and the estimated fair values of CoreCivic's financial instruments, other than as follows (in thousands):

	March 31, 2019		December 31, 2018
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Note receivable from Agecroft Prison Management, LTD	$2,953	$4,129	$2,887	$4,037
Debt	$(1,856,060)	$(1,808,872)	$(1,814,795)	$(1,744,045)

3.	GOODWILL

ASU 2017-04, "Intangibles-Goodwill and Other (Topic 350): Simplifying the Test of Goodwill Impairment", establishes accounting and reporting requirements for goodwill and other intangible assets.  Goodwill was $48.2 million as of both March 31, 2019 and December 31, 2018.  Of this amount, goodwill was $7.9 million as of both March 31, 2019 and December 31, 2018 for the Company's CoreCivic Safety segment, and was $40.3 million as of both March 31, 2019 and December 31, 2018 for its CoreCivic Community segment.  This goodwill was established in connection with multiple business combination transactions.

Under the provisions of ASU 2017-04, CoreCivic performs a qualitative assessment to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount.  If, after assessing the totality of events or circumstances, the Company determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing a quantitative impairment test is not necessary.  If a quantitative test is required, CoreCivic performs an assessment to identify the existence of impairment and to measure the excess of a reporting unit's carrying amount over its fair value by using a combination of various common valuation techniques, including market multiples and discounted cash flows.  These impairment tests are required to be performed at least annually.  CoreCivic performs its impairment tests during the fourth quarter, in connection with its annual budgeting process and whenever circumstances indicate the carrying value of goodwill may not be recoverable.
4.	REAL ESTATE TRANSACTIONS

Acquisitions

On February 20, 2019, CoreCivic acquired the South Raleigh Reentry Center, a 60-bed residential reentry center in Raleigh, North Carolina, for $0.9 million, excluding transaction-related expenses. In connection with the acquisition, CoreCivic expects to become the contracting party to a contract with the Federal Bureau of Prisons to provide reentry services for both male and female residents. In allocating the purchase price of this transaction, CoreCivic recorded $0.9 million of net tangible assets.  CoreCivic acquired the property as a strategic investment that further expands the Company's network of residential reentry centers.

On May 6, 2019, CoreCivic acquired a 36,520-square foot office building in Detroit, Michigan, for $7.2 million, excluding transaction-related expenses, that was built-to-suit for the state of Michigan's Department of Health and Human Services ("MDHHS") in 2002.  The property is 100% leased to the Michigan Department of Technology, Management and Budget ("MDTMB") on behalf of MDHHS through June 2028 and includes one six-year renewal option at the sole discretion of the MDTMB.

Financing Leasing Transactions

On January 24, 2018, CoreCivic entered into a 20-year lease agreement with the KDOC for a 2,432-bed correctional facility the Company is constructing in Lansing, Kansas.  The new facility will replace the Lansing Correctional Facility, the State's largest correctional complex for adult male inmates, originally constructed in 1863.  CoreCivic will be responsible for facility maintenance throughout the 20-year term of the lease, at which time ownership will revert to the State.  Construction of the new facility commenced in the first quarter of 2018 and is expected to be completed during the first quarter of 2020.  CoreCivic expects to account for the lease with the KDOC as a multiple element lease with a portion of the lease payments attributable to the capital lease.  In addition, portions of the lease payments will be attributable to maintenance services and capital maintenance, representing two separately valued non-lease components.  As of March 31, 2019, CoreCivic has capitalized $74.4 million associated with the construction of the project.

Idle Facilities

As of March 31, 2019, CoreCivic had eight idled facilities that are currently available and being actively marketed as solutions to meet the needs of potential customers. The following table summarizes each of the idled facilities and their respective carrying values, excluding equipment and other assets that could generally be transferred and used at other facilities CoreCivic owns without significant cost (dollars in thousands):

			Net Carrying Values
	Design	Date	March 31,	December 31,
Facility	Capacity	Idled	2019	2018
Prairie Correctional Facility	1,600	2010	$15,086	$15,278
Huerfano County Correctional Center	752	2010	16,497	16,660
Diamondback Correctional Facility	2,160	2010	40,800	40,962
Southeast Kentucky Correctional Facility	656	2012	20,889	21,098
Marion Adjustment Center	826	2013	11,666	11,770
Kit Carson Correctional Center	1,488	2016	55,069	55,507
Eden Detention Center	1,422	2017	37,966	38,349
Torrance County Detention Facility	910	2017	34,968	35,355
	9,814		$232,941	$234,979

CoreCivic also has two idled non-core facilities containing an aggregate of 440 beds with an aggregate net book value of $3.7 million.  CoreCivic incurred approximately $3.1 million and $3.5 million in operating expenses at the idled facilities for the three months ended March 31, 2019 and 2018, respectively.

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

5.	DEBT

Debt outstanding as of March 31, 2019 and December 31, 2018 consists of the following (in thousands):

	March 31,	December 31,
	2019	2018
Revolving Credit Facility, principal due at maturity in April 2023; interest payable periodically at variable interest rates. The weighted average rate at both March 31, 2019 and December 31, 2018 was 4.0%.	$214,000	$201,000
Term Loan, scheduled principal payments through maturity in April 2023; interest payable periodically at variable interest rates. The rate at both March 31, 2019 and December 31, 2018 was 4.0%. Unamortized debt issuance costs amounted to $0.1 million at both March 31, 2019 and December 31, 2018.	196,250	197,500
4.625% Senior Notes, principal due at maturity in May 2023; interest payable semi-annually in May and November at 4.625%. Unamortized debt issuance costs amounted to $2.6 million and $2.7 million at March 31, 2019 and December 31, 2018, respectively.	350,000	350,000
4.125% Senior Notes, principal due at maturity in April 2020; interest payable semi-annually in April and October at 4.125%. Unamortized debt issuance costs amounted to $0.8 million and $1.0 million at March 31, 2019 and December 31, 2018, respectively.	325,000	325,000
5.0% Senior Notes, principal due at maturity in October 2022; interest payable semi-annually in April and October at 5.0%. Unamortized debt issuance costs amounted to $1.7 million and $1.8 million at March 31, 2019 and December 31, 2018, respectively.	250,000	250,000
4.75% Senior Notes, principal due at maturity in October 2027; interest payable semi-annually in April and October at 4.75%. Unamortized debt issuance costs amounted to $3.4 million and $3.5 million at March 31, 2019 and December 31, 2018, respectively.	250,000	250,000
4.5% Non-Recourse Mortgage Note, secured by Capital Commerce Center; principal and interest at 4.5% payable monthly until maturity in January 2033. Unamortized debt issuance costs amounted to $0.3 million at both March 31, 2019 and December 31, 2018.	23,129	23,429
4.43% Non-Recourse Mortgage Note, secured by the Lansing Correctional Facility; principal and interest at 4.43% payable quarterly beginning in July 2020 until maturity in January 2040. Unamortized debt issuance costs amounted to $3.4 million at both March 31, 2019 and December 31, 2018.	93,472	62,331
4.5% Non-Recourse Mortgage Note, secured by SSA-Baltimore; principal and interest at 4.5% payable monthly until maturity in February 2034. Unamortized debt issuance costs amounted to $0.2 million and $0.3 million at March 31, 2019 and December 31, 2018, respectively.	154,209	155,535
Total debt	1,856,060	1,814,795
Unamortized debt issuance costs	(12,498)	(13,119)
Current portion of long-term debt	(15,448)	(14,121)
Long-term debt, net	$1,828,114	$1,787,555

Revolving Credit Facility.  On April 17, 2018, CoreCivic entered into the Second Amended and Restated Credit Agreement (the "Credit Agreement") in an aggregate principal amount of up to $1.0 billion.  The Credit Agreement provides for a term loan of $200.0 million (the "Term Loan") and a revolving credit facility in an aggregate principal amount of up to $800.0 million (the "Revolving Credit Facility"). The Credit Agreement has a maturity of April 2023.   The Credit Agreement also contains an "accordion" feature that provides for uncommitted incremental extensions of credit in the form of increases in the revolving commitments or incremental term loans of up to $350.0 million as requested by CoreCivic. At CoreCivic's option, interest on outstanding borrowings under the Revolving Credit Facility is based on either a base rate plus a margin ranging from 0.00% to 1.00% or at the London Interbank Offered Rate ("LIBOR") plus a margin ranging from 1.00% to 2.00% based on CoreCivic's then-current leverage ratio.  The Revolving Credit Facility includes a $30.0 million sublimit for swing line loans that enables CoreCivic to borrow at the base rate from the Administrative Agent on same-day notice.

Based on CoreCivic's current total leverage ratio, loans under the Revolving Credit Facility bear interest at the base rate plus a margin of 0.50% or at LIBOR plus a margin of 1.50%, and a commitment fee equal to 0.35% of the unfunded balance.  The Revolving Credit Facility also has a $50.0 million sublimit for the issuance of standby letters of credit. As of March 31, 2019, CoreCivic had $214.0 million in borrowings outstanding under the Revolving Credit Facility as well as $23.7 million in letters of credit outstanding resulting in $562.3 million available under the Revolving Credit Facility.

The Revolving Credit Facility is secured by a pledge of all of the capital stock of CoreCivic's domestic restricted subsidiaries, 65% of the capital stock of CoreCivic's foreign subsidiaries, all of CoreCivic's accounts receivable, and all of CoreCivic's deposit accounts. The Revolving Credit Facility requires CoreCivic to meet certain financial covenants, including, without limitation, a maximum total leverage ratio, a maximum secured leverage ratio, and a minimum fixed charge coverage ratio.  As of March 31, 2019, CoreCivic was in compliance with all such covenants.  In addition, the Revolving Credit Facility contains certain covenants that, among other things, limit the incurrence of additional indebtedness, payment of dividends and other customary restricted payments, permitted investments, transactions with affiliates, asset sales, mergers and consolidations, liquidations, prepayments and modifications of other indebtedness, liens and other encumbrances and other matters customarily restricted in such agreements.  In addition, the Revolving Credit Facility is subject to certain cross-default provisions with terms of CoreCivic's other unsecured indebtedness, and is subject to acceleration upon the occurrence of a change of control.

Incremental Term Loan. Interest rate margins under the Term Loan are the same as the interest rate margins under the Revolving Credit Facility.  The Term Loan also has the same collateral requirements, financial and certain other covenants, and cross-default provisions as the Revolving Credit Facility.  The Term Loan, which is pre-payable without penalty, also has a maturity concurrent with the Revolving Credit Facility due April 2023, with scheduled quarterly principal payments through April 2023.  As of March 31, 2019, the outstanding balance of the Term Loan was $196.3 million.

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

Non-Recourse Mortgage Notes:

Capital Commerce Center.  On January 19, 2018, CoreCivic acquired the 261,000 square-foot Capital Commerce Center, located in Tallahassee, Florida, for a purchase price of $44.7 million.  The acquisition was partially financed with a $24.5 million non-recourse mortgage note (the "Capital Commerce Note"), which is fully-secured by the Capital Commerce Center property, with an interest rate of 4.5%, maturing in January 2033.  Principal and interest on the Capital Commerce Note are payable in equal monthly payments over the 15-year term of the note. The Capital Commerce Note is pre-payable at any time with a prepayment charge, if any, equal to an amount so as to maintain the same yield on the Capital Commerce Note as if it had been carried through to its full term using Treasury instruments having a term equal to the remaining term of the Capital Commerce Note as of the prepayment date. CoreCivic capitalized approximately $0.4 million of costs associated with the Capital Commerce Note.  As of March 31, 2019, the outstanding balance of the mortgage note was $23.1 million.

Lansing Correctional Facility.  On April 20, 2018, CoreCivic of Kansas, LLC (the "Issuer"), a wholly-owned unrestricted subsidiary of the Company, priced $159.5 million in aggregate principal amount of non-recourse senior secured notes of the Issuer (the "Kansas Notes"), in a private placement pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended.  The private placement closed on June 1, 2018.  The Company is using the proceeds of the private placement, which are drawn on quarterly funding dates beginning in the second quarter of 2018, to fund construction of the Lansing Correctional Facility, along with costs and expenses of the project.  The Kansas Notes have a yield to maturity of 4.43% and are scheduled to mature in January 2040, approximately 20 years following completion of the project, which is expected to occur during the first quarter of 2020. Principal and interest on the Kansas Notes will be payable in quarterly payments beginning in July 2020 until maturity. CoreCivic may redeem all or part of the Kansas Notes at any time upon written notice of not less than 30 days and not more than 60 days prior to the date fixed for such prepayment, with a "make-whole" amount, together with interest on the Kansas Notes accrued to, but not including, the redemption date. CoreCivic capitalized approximately $3.4 million of costs associated with the private placement. Because the Issuer has been designated as an unrestricted subsidiary of the Company under terms of the Company's Credit Agreement, the issuance and service of the Kansas Notes, and the revenues and expenses associated with the facility lease, will not impact the financial covenants associated with the Company's Credit Agreement.  As of March 31, 2019, the outstanding balance of the Kansas Notes was $93.5 million.

SSA-Baltimore.  On August 23, 2018, CoreCivic acquired the 541,000 square-foot SSA-Baltimore office building for a purchase price of $242.0 million.  In connection with the acquisition, a wholly-owned unrestricted subsidiary of the Company assumed $157.3 million of in-place financing that was used to fund the initial construction of the property in 2014.  The assumed non-recourse mortgage note (the "SSA-Baltimore Note") carries a fixed interest rate of 4.5% and requires monthly principal and interest payments, with a balloon payment of $40.0 million due at maturity in February 2034. The SSA-Baltimore Note is fully-secured by the SSA-Baltimore property.  CoreCivic may pre-pay the SSA-Baltimore Note in whole or in part upon not less than 30 days' and not more than 60 days' prior written notice and such pre-payment shall include a "make-whole" amount.  During the last 90 days of the permanent loan term and upon 30 days' prior written notice, CoreCivic may prepay the note in full, including any accrued and outstanding interest on any permanent loan payment date, without the payment of the "make-whole" amount. CoreCivic capitalized approximately $0.2 million of costs associated with the assumption of the SSA-Baltimore Note.  As of March 31, 2019, the outstanding balance of the SSA-Baltimore Note was $154.2 million.

CoreCivic may also seek to issue additional debt or equity securities from time to time when the Company determines that market conditions and the opportunity to utilize the proceeds from the issuance of such securities are favorable.

Debt Maturities.  Scheduled principal payments as of March 31, 2019 for the remainder of 2019, the next four years, and thereafter were as follows (in thousands):

2019 (remainder)	$11,245
2020	343,849
2021	20,337
2022	274,231
2023	734,360
Thereafter	472,038
Total debt	$1,856,060

6.	STOCKHOLDERS' EQUITY

Dividends on Common Stock

During 2018 and the first quarter of 2019, CoreCivic's Board of Directors declared the following quarterly dividends on its common stock:

Declaration Date	Record Date	Payable Date	Per Share
February 22, 2018	April 2, 2018	April 16, 2018	$0.43
May 11, 2018	July 2, 2018	July 16, 2018	$0.43
August 16, 2018	October 1, 2018	October 15, 2018	$0.43
December 13, 2018	January 2, 2019	January 15, 2019	$0.43
February 21, 2019	April 1, 2019	April 15, 2019	$0.44

Future dividends will depend on CoreCivic's distribution requirements as a REIT, future cash flows and earnings, capital requirements, financial condition, limitations under debt covenants, opportunities for alternative uses of capital, and on such other factors as the Board of Directors of CoreCivic may consider relevant.

Stock Options

Since 2012, CoreCivic has elected not to issue stock options to its non-employee directors, officers, and executive officers as it had in prior years, and instead elected to issue all of its equity compensation in the form of restricted common stock units ("RSUs"), as described hereafter.  All outstanding stock options were fully vested as of December 31, 2016.  As of March 31, 2019, options to purchase 0.7 million shares of common stock were outstanding with a weighted average exercise price of $20.49 per share.

Restricted Stock Units

During the first quarter of 2019, CoreCivic issued approximately 892,000 RSUs to certain of its employees and non-employee directors, with an aggregate value of $19.1 million, including 808,000 RSUs to employees and non-employee directors whose compensation is charged to general and administrative expense and 84,000 RSUs to employees whose compensation is charged to operating expense.  During 2018, CoreCivic issued approximately 945,000 RSUs to certain of its employees and non-employee directors, with an aggregate value of $20.5 million, including 850,000 RSUs to employees and non-employee directors whose compensation is charged to general and administrative expense and 95,000 RSUs to employees whose compensation is charged to operating expense.

Since 2015, CoreCivic established performance-based vesting conditions on the RSUs awarded to its officers and executive officers that, unless earlier vested under the terms of the agreements, were subject to vesting over a three-year period based upon the satisfaction of certain annual performance criteria, and no more than one-third of the RSUs could vest in any one performance period.  The RSUs awarded to officers and executive officers in 2019 consist of a combination of awards with performance-based conditions and time-based conditions.  Unless earlier vested under the terms of the RSU agreements, the RSUs with time-based vesting conditions vest evenly generally on the first, second, and third anniversary of the award. The RSUs with performance-based vesting conditions are divided into one-third increments, each of which is subject to vesting based upon satisfaction of certain annual performance criteria established at the beginning of the fiscal years ending December 31, 2019, 2020, and 2021, and which can be increased by up to 150% or decreased to 0% based on performance relative to the annual performance criteria, and further increased by up to an additional 120% or decreased by 80% based on CoreCivic's total shareholder return relative to a peer group.  Because the performance criteria for the fiscal years ending December 31, 2020 and 2021 has not yet been established, the values of the second and third RSU increments for financial reporting purposes will not be determined until such criteria are established.  Time-based RSUs issued to other employees, unless earlier vested under the terms of the agreements, generally vest equally on the first, second, and third anniversary of the award.  RSUs issued to non-employee directors vest one year from the date of award.

During the three months ended March 31, 2019, CoreCivic expensed $3.8 million, net of forfeitures, relating to RSUs ($0.5 million of which was recorded in operating expenses and $3.3 million of which was recorded in general and administrative expenses). During the three months ended March 31, 2018, CoreCivic expensed $3.5 million, net of forfeitures, relating to RSUs ($0.5 million of which was recorded in operating expenses and $3.0 million of which was recorded in general and administrative expenses). As of March 31, 2019, approximately 1.6 million RSUs remained outstanding and subject to vesting.

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

A reconciliation of the numerator and denominator of the basic earnings per share computation to the numerator and denominator of the diluted earnings per share computation is as follows (in thousands, except per share data):

	For the Three Months Ended March 31,
	2019	2018
NUMERATOR
Basic:
Net income	$49,340	$37,777
Diluted:
Net income	$49,340	$37,777
DENOMINATOR
Basic:
Weighted average common shares outstanding	118,836	118,359
Diluted:
Weighted average common shares outstanding	118,836	118,359
Effect of dilutive securities:
Stock options	36	101
Restricted stock-based awards	46	49
Weighted average shares and assumed conversions	118,918	118,509
BASIC EARNINGS PER SHARE	$0.42	$0.32
DILUTED EARNINGS PER SHARE	$0.41	$0.32

Approximately 0.5 million stock options were excluded from the computation of diluted earnings per share for both the three months ended March 31, 2019 and 2018, because they were anti-dilutive.
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

CoreCivic recorded an income tax expense of $2.5 million and $1.9 million for the three months ended March 31, 2019 and 2018, respectively.  As a REIT, CoreCivic is entitled to a deduction for dividends paid, resulting in a substantial reduction in the amount of federal income tax expense it recognizes.  Substantially all of CoreCivic's income tax expense is incurred based on the earnings generated by its TRSs.  CoreCivic's overall effective tax rate is estimated based on its current projection of taxable income primarily generated by its TRSs. The Company's consolidated effective tax rate could fluctuate in the future based on changes in estimates of taxable income, the relative amounts of taxable income generated by the TRSs and the REIT, the implementation of additional tax planning strategies, changes in federal or state tax rates or laws affecting tax credits available to the Company, changes in other tax laws, changes in estimates related to uncertain tax positions, or changes in state apportionment factors, as well as changes in the valuation allowance applied to the Company's deferred tax assets that are based primarily on the amount of state net operating losses and tax credits that could expire unused.

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

CoreCivic had no liabilities recorded for uncertain tax positions as of March 31, 2019 and December 31, 2018.  CoreCivic recognizes interest and penalties related to unrecognized tax positions in income tax expense. CoreCivic does not currently anticipate that the total amount of unrecognized tax positions will significantly change in the next twelve months.
10.	SEGMENT REPORTING

As of March 31, 2019, CoreCivic operated 51 correctional and detention facilities, 44 of which the Company owned.  In addition, CoreCivic owned and operated 27 residential reentry centers and owned 27 properties that it leased to third parties.  Management views CoreCivic's operating results in three operating segments, CoreCivic Safety, CoreCivic Community, and CoreCivic Properties.  CoreCivic Safety includes the operating results of those correctional and detention facilities placed into service that were owned, or controlled via a long-term lease, and managed by CoreCivic, as well as those correctional and detention facilities owned by a third party and managed by CoreCivic.  CoreCivic Safety also includes the operating results of TransCor America, LLC, a subsidiary of the Company that provides transportation services to governmental agencies.  CoreCivic Community includes the operating results of those residential reentry centers placed into service that were owned, or controlled via a long-term lease, and managed by CoreCivic.  CoreCivic Community also includes the operating results of Rocky Mountain Offender Management Systems, LLC and Recovery Monitoring Solutions Corporation, subsidiaries of the Company that provide electronic monitoring and case management services. CoreCivic Properties includes the operating results of those properties leased to third parties.  The operating performance of the three segments can be measured based on their net operating income.  CoreCivic defines facility net operating income as a facility's revenues less operating expenses.

The revenue and net operating income for each of the three segments and a reconciliation to CoreCivic's operating income is as follows for the three months ended March 31, 2019 and 2018 (in thousands):

	For the Three Months Ended March 31,
	2019	2018
Revenue:
Safety	$434,318	$404,498
Community	30,566	24,800
Properties	19,112	11,615
Total segment revenue	483,996	440,913
Operating expenses:
Safety	316,595	296,503
Community	23,496	19,367
Properties	5,652	3,114
Total segment operating expenses	345,743	318,984
Facility net operating income:
Safety	117,723	107,995
Community	7,070	5,433
Properties	13,460	8,501
Total facility net operating income	138,253	121,929
Other revenue (expense):
Other revenue	68	3
Other operating expense	(89)	(167)
General and administrative	(29,445)	(24,971)
Depreciation and amortization	(35,523)	(38,089)
Operating income	$73,264	$58,705

The following table summarizes capital expenditures including accrued amounts for the three months ended March 31, 2019 and 2018 (in thousands):

	For the Three Months Ended March 31,
	2019	2018
Capital expenditures:
Safety	$19,956	$11,470
Community	1,463	7,147
Properties	15,903	40,994
Corporate and other	3,472	6,641
Total capital expenditures	$40,794	$66,252

The total assets are as follows (in thousands):

	March 31, 2019	December 31, 2018
Assets:
Safety	$2,643,099	$2,621,880
Community	281,842	281,198
Properties	630,198	606,770
Corporate and other	115,241	145,812
Total Assets	$3,670,380	$3,655,660

11.	CONDENSED CONSOLIDATING FINANCIAL STATEMENTS OF THE COMPANY AND SUBSIDIARIES

The following condensed consolidating financial statements of CoreCivic and subsidiaries have been prepared pursuant to Rule 3-10 of Regulation S-X.  These condensed consolidating financial statements have been prepared from the Company's financial information on the same basis of accounting as the consolidated financial statements.

CONDENSED CONSOLIDATING BALANCE SHEET

As of March 31, 2019

(Unaudited and in thousands)

ASSETS	Parent	Combined Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidating Adjustments and Other	Total Consolidated Amounts
Cash and cash equivalents	$220	$20,049	$230	$—	$20,499
Restricted cash	—	—	32,901	—	32,901
Accounts receivable, net of allowance	204,817	495,734	1,830	(428,814)	273,567
Prepaid expenses and other current assets	3,288	28,169	1,021	(4,114)	28,364
Total current assets	208,325	543,952	35,982	(432,928)	355,331
Real estate and related assets:
Property and equipment, net	2,252,514	263,499	278,754	—	2,794,767
Other real estate assets	244,479	—	—	—	244,479
Goodwill	33,057	15,112	—	—	48,169
Non-current deferred tax assets	1,153	12,654	1,751	(1,751)	13,807
Other assets	534,288	131,794	37,485	(489,740)	213,827
Total assets	$3,273,816	$967,011	$353,972	$(924,419)	$3,670,380
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable and accrued expenses	$271,625	$381,859	$110,026	$(432,893)	$330,617
Current portion of long-term debt	9,983	—	5,465	—	15,448
Total current liabilities	281,608	381,859	115,491	(432,893)	346,065
Long-term debt, net	1,590,001	114,483	238,630	(115,000)	1,828,114
Non-current deferred tax liabilities	1,751	—	—	(1,751)	—
Deferred revenue	—	22,694	—	—	22,694
Other liabilities	18,042	73,051	—	—	91,093
Total liabilities	1,891,402	592,087	354,121	(549,644)	2,287,966

Total stockholders' equity	1,382,414	374,924	(149)	(374,775)	1,382,414
Total liabilities and stockholders' equity	$3,273,816	$967,011	$353,972	$(924,419)	$3,670,380

CONDENSED CONSOLIDATING BALANCE SHEET

As of December 31, 2018

(in thousands)

ASSETS	Parent	Combined Subsidiary Guarantors	Non- Guarantor Subsidiaries	Consolidating Adjustments and Other	Total Consolidated Amounts
Cash and cash equivalents	$11,109	$40,348	$1,345	$—	$52,802
Restricted cash	—	—	21,335	—	21,335
Accounts receivable, net of allowance	254,766	445,105	1,809	(431,083)	270,597
Prepaid expenses and other current assets	4,412	26,939	1,951	(4,511)	28,791
Total current assets	270,287	512,392	26,440	(435,594)	373,525
Real estate and related assets:
Property and equipment, net	2,255,361	310,989	264,239	—	2,830,589
Other real estate assets	247,223	—	—	—	247,223
Goodwill	33,057	15,112	—	—	48,169
Non-current deferred tax assets	727	14,220	1,165	(1,165)	14,947
Other assets	507,161	61,104	38,112	(465,170)	141,207
Total assets	$3,313,816	$913,817	$329,956	$(901,929)	$3,655,660
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable and accrued expenses	$294,474	$377,699	$115,661	$(435,559)	$352,275
Current portion of long-term debt	8,720	—	5,401	—	14,121
Total current liabilities	303,194	377,699	121,062	(435,559)	366,396
Long-term debt, net	1,579,273	114,428	208,854	(115,000)	1,787,555
Non-current deferred tax liabilities	1,165	—	—	(1,165)	—
Deferred revenue	—	26,102	—	—	26,102
Other liabilities	15,125	45,423	—	—	60,548
Total liabilities	1,898,757	563,652	329,916	(551,724)	2,240,601

Total stockholders' equity	1,415,059	350,165	40	(350,205)	1,415,059
Total liabilities and stockholders' equity	$3,313,816	$913,817	$329,956	$(901,929)	$3,655,660

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the three months ended March 31, 2019

(Unaudited and in thousands)

	Parent	Combined Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidating Adjustments and Other	Total Consolidated Amounts
REVENUES	$335,212	$392,077	$5,723	$(248,948)	$484,064
EXPENSES:
Operating	257,493	334,995	2,292	(248,948)	345,832
General and administrative	10,028	19,417	—	—	29,445
Depreciation and amortization	23,284	10,315	1,924	—	35,523
	290,805	364,727	4,216	(248,948)	410,800
OPERATING INCOME	44,407	27,350	1,507	—	73,264
OTHER (INCOME) EXPENSE:
Interest expense, net	18,286	1,453	1,697	—	21,436
Other (income) expense	(68)	40	32	—	4
	18,218	1,493	1,729	—	21,440
INCOME BEFORE INCOME TAXES	26,189	25,857	(222)	—	51,824
Income tax expense	(529)	(1,955)	—	—	(2,484)
INCOME BEFORE EQUITY IN SUBSIDIARIES	25,660	23,902	(222)	—	49,340
Income from equity in subsidiaries	23,680	—	—	(23,680)	—
NET INCOME	$49,340	$23,902	$(222)	$(23,680)	$49,340

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the three months ended March 31, 2018

(Unaudited and in thousands)

	Parent	Combined Subsidiary Guarantors	Consolidating Adjustments and Other	Total Consolidated Amounts
REVENUES	$307,529	$366,685	$(233,298)	$440,916
EXPENSES:
Operating	242,185	310,264	(233,298)	319,151
General and administrative	8,235	16,736	—	24,971
Depreciation and amortization	22,533	15,556	—	38,089
	272,953	342,556	(233,298)	382,211
OPERATING INCOME	34,576	24,129	—	58,705
OTHER (INCOME) EXPENSE:
Interest expense, net	16,177	2,859	—	19,036
Other (income) expense	(118)	58	17	(43)
	16,059	2,917	17	18,993
INCOME BEFORE INCOME TAXES	18,517	21,212	(17)	39,712
Income tax expense	(423)	(1,512)	—	(1,935)
INCOME BEFORE EQUITY IN SUBSIDIARIES	18,094	19,700	(17)	37,777
Income from equity in subsidiaries	19,683	—	(19,683)	—
NET INCOME	$37,777	$19,700	$(19,700)	$37,777

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the three months ended March 31, 2019

(Unaudited and in thousands)

	Parent	Combined Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidating Adjustments And Other	Total Consolidated Amounts
Net cash provided by operating activities	$54,278	$20,642	$2,903	$—	$77,823
Net cash provided by (used in) investing activities	16,075	(71,605)	(22,280)	(190)	(78,000)
Net cash provided by (used in) financing activities	(81,242)	30,664	29,828	190	(20,560)
Net increase (decrease) in cash, cash equivalents and restricted cash	(10,889)	(20,299)	10,451	—	(20,737)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of period	11,109	40,348	22,680	—	74,137
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of period	$220	$20,049	$33,131	$—	$53,400

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the three months ended March 31, 2018

(Unaudited and in thousands)

	Parent	Combined Subsidiary Guarantors	Consolidating Adjustments And Other	Total Consolidated Amounts
Net cash provided by operating activities	$120,543	$(12,064)	$—	$108,479
Net cash provided by (used in) investing activities	(80,955)	11,105	—	(69,850)
Net cash used in financing activities	(29,913)	(4,499)	—	(34,412)
Net increase (decrease) in cash, cash equivalents and restricted cash	9,675	(5,458)	—	4,217
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of period	25,745	26,438	—	52,183
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of period	$35,420	$20,980	$—	$56,400

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this quarterly report on Form 10-Q.  In this quarterly report on Form 10-Q, we use the terms, the "Company," "CoreCivic," "we," "us," and "our" to refer to CoreCivic, Inc. and its subsidiaries unless context indicates otherwise.

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

Any or all of our forward-looking statements in this quarterly report may turn out to be inaccurate. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy, and financial needs.  Our statements can be affected by inaccurate assumptions we might make or by known or unknown risks, uncertainties and assumptions, including the risks, uncertainties, and assumptions described in "Item 1A Risk Factors" in our Annual Report on Form 10-K as of and for the year ended December 31, 2018 filed with the Securities and Exchange Commission, or the SEC, on February 25, 2019 (the "2018 Form 10-K") and in other reports, documents, and other information we file with the SEC from time to time.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.  We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or circumstances or otherwise, except as required by law. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements contained in this Quarterly Report on Form 10-Q and in the 2018 Form 10-K.

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

Structured as a REIT, we are the nation's largest owner of partnership correctional, detention, and residential reentry facilities and one of the largest prison operators in the United States.  We also believe we are the largest private owner of real estate used by U.S. government agencies.  As of March 31, 2019, through our CoreCivic Safety segment, we operated 51 correctional and detention facilities, 44 of which we owned, with a total design capacity of approximately 73,000 beds. Through our CoreCivic Community segment, we owned and operated 27 residential reentry centers with a total design capacity of approximately 5,000 beds.  In addition, through our CoreCivic Properties segment, we owned 27 properties leased to third parties and used by government agencies, totaling 2.3 million square feet.

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

CRITICAL ACCOUNTING POLICIES

The consolidated financial statements in this report are prepared in conformity with U.S. generally accepted accounting principles.  As such, we are required to make certain estimates, judgments, and assumptions that we believe are reasonable based upon the information available.  These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period.  A summary of our significant accounting policies is described in our 2018 Form 10-K.  The significant accounting policies and estimates which we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following:

Asset impairments.  The primary risk we face for asset impairment charges, excluding goodwill, is associated with correctional facilities we own.  As of March 31, 2019, we had $2.8 billion in property and equipment, including $232.9 million in long-lived assets, excluding equipment, at eight idled correctional facilities.  The impairment analyses we performed for each of these facilities excluded the net book value of equipment, as a substantial portion of the equipment is easily transferrable to other company-owned facilities without significant cost.  The carrying values of the eight idled facilities as of March 31, 2019 were as follows (in thousands):

Prairie Correctional Facility	$15,086
Huerfano County Correctional Center	16,497
Diamondback Correctional Facility	40,800
Southeast Kentucky Correctional Facility	20,889
Marion Adjustment Center	11,666
Kit Carson Correctional Center	55,069
Eden Detention Center	37,966
Torrance County Detention Facility	34,968
$232,941

We also have two idled non-core facilities containing an aggregate of 440 beds with an aggregate net book value of $3.7 million.  We incurred operating expenses at the idled facilities of approximately $3.1 million and $3.5 million for the three months ended March 31, 2019 and 2018, respectively.

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

Goodwill Impairments – As of March 31, 2019, we had $48.2 million of goodwill, established in connection with multiple business combination transactions.  We evaluate the recoverability of the carrying value of goodwill annually, in connection with our annual budgeting process, and whenever circumstances indicate the carrying value of goodwill may not be recoverable.  Under the provisions of Accounting Standards Update, or ASU, 2017-04, "Intangibles–Goodwill and Other (Topic 350): Simplifying the Test of Goodwill Impairment", we perform a qualitative assessment to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount.  If, after assessing the totality of events or circumstances, we determine it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing a quantitative impairment test is not necessary.  If a quantitative test is required, we perform an assessment to identify the existence of impairment and to measure the excess of a reporting unit's carrying amount over its fair value by using a combination of various common valuation techniques, including market multiples and discounted cash flows.  By their nature, valuation techniques are subject to considerable judgment and require estimates of future cash flows as well as other factors, which are often difficult to predict.  Estimated fair values could change if there are changes in our capital structure, cost of debt, interest rates, capital expenditure levels, operating cash flows, or market capitalization. Accordingly, we may incur goodwill impairment charges in the future.

Self-funded insurance reserves.  As of March 31, 2019, we had $34.9 million in accrued liabilities for employee health, workers' compensation, and automobile insurance claims.  We are significantly self-insured for employee health, workers' compensation, and automobile liability insurance claims.  As such, our insurance expense is largely dependent on claims experience and our ability to control our claims.  We have consistently accrued the estimated liability for employee health insurance claims based on our history of claims experience and the estimated time lag between the incident date and the date we pay the claims.  We have accrued the estimated liability for workers' compensation claims based on an actuarial valuation of the outstanding liabilities, discounted to the net present value of the outstanding liabilities, using a combination of actuarial methods used to project ultimate losses, and our automobile insurance claims based on estimated development factors on claims incurred. The liability for employee health, workers' compensation, and automobile insurance includes estimates for both claims incurred and for claims incurred but not reported.  These estimates could change in the future.  It is possible that future cash flows and results of operations could be materially affected by changes in our assumptions, new developments, or by the effectiveness of our strategies.

Legal reserves.  As of March 31, 2019, we had $13.7 million in accrued liabilities under the provisions of Accounting Standards Codification Subtopic 450-20, "Loss Contingencies," or ASC 450, related to certain claims and legal proceedings in which we are involved.  We have accrued our best estimate of the probable costs for the resolution of these claims and legal proceedings.  In addition, we are subject to current and potential future claims and legal proceedings for which little or no accrual has been reflected because our current assessment of the potential exposure is nominal.  These estimates have been developed in consultation with our General Counsel's office and, as appropriate, outside counsel handling these matters, and are based upon an analysis of potential results, assuming a combination of litigation and settlement strategies.  It is possible that future cash flows and results of operations could be materially affected by changes in our assumptions, new developments, or by the effectiveness of our litigation and settlement strategies.

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

	Effective	CoreCivic
	Date	Safety	Community	Properties	Total
Facilities as of December 31, 2017		51	26	12	89
Acquisition of a leased property in Florida	January 2018	—	—	1	1
Acquisition of a portfolio of leased properties in Arkansas, Missouri, Oklahoma, Tennessee and Texas	July 2018	—	—	12	12
Acquisition of a leased property in Maryland	August 2018	—	—	1	1
Acquisition of a leased property in Ohio	September 2018	—	—	1	1
Facilities as of December 31, 2018		51	26	27	104
Acquisition of the South Raleigh Reentry Center in North Carolina	February 2019	—	1	—	1
Facilities as of March 31, 2019		51	27	27	105

Three Months Ended March 31, 2019 Compared to the Three Months Ended March 31, 2018

Net income was $49.3 million, or $0.41 per diluted share, for the three months ended March 31, 2019, compared with net income of $37.8 million, or $0.32 per diluted share, for the three months ended March 31, 2018.

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

•

CoreCivic Community segment, consisting of the 27 residential reentry centers that are owned, or controlled via a long-term lease, and managed by CoreCivic.  CoreCivic Community also includes the operating results of our electronic monitoring and case management subsidiaries, Rocky Mountain Offender Management Systems, LLC, or RMOMS, and Recovery Monitoring Solutions Corporation, or RMSC.

•	CoreCivic Properties segment, consisting of the 27 real estate properties owned by CoreCivic and leased to, and operated by, third parties.

For the three months ended March 31, 2019 and 2018, our total facility net operating income was divided among these business segments as follows:

	For the Three Months Ended March 31,
	2019	2018
Segment:
Safety	85.2%	88.6%
Community	5.1%	4.4%
Properties	9.7%	7.0%

Facility Operations

A key performance indicator we use to measure the revenue and expenses associated with the operation of the correctional, detention, and residential reentry facilities we own or manage is expressed in terms of a compensated man-day, which represents the revenue we generate and expenses we incur for one offender for one calendar day.  Revenue and expenses per compensated man-day are computed by dividing facility revenue and expenses by the total number of compensated man-days during the period.  A compensated man-day represents a calendar day for which we are paid for the occupancy of an offender. We believe the measurement is useful because we are compensated for operating and managing facilities at an offender per-diem rate based upon actual or minimum guaranteed occupancy levels.  We also measure our costs on a per-compensated man-day basis, which is largely dependent upon the number of offenders we accommodate.  Further, per compensated man-day measurements are also used to estimate our potential profitability based on certain occupancy levels relative to design capacity.  Revenue and expenses per compensated man-day for all of the correctional, detention, and residential reentry facilities placed into service that we owned or managed, exclusive of those held for lease, and for TransCor were as follows for the three months ended March 31, 2019 and 2018:

	For the Three Months Ended March 31,
	2019	2018
Revenue per compensated man-day	$78.37	$75.98
Operating expenses per compensated man-day:
Fixed expense	41.40	40.58
Variable expense	15.63	16.15
Total	57.03	56.73
Operating income per compensated man-day	$21.34	$19.25
Operating margin	27.2%	25.3%
Average compensated occupancy	82.7%	79.7%
Average available beds	78,073	78,047
Average compensated population	64,551	62,173

Prior to the adoption of ASU 2016-02, "Leases (Topic 842)" and ASU 2018-11, "Targeted Improvements – Leases (Topic 842)", cumulatively ASC 842, on January 1, 2019, a portion of the rental payments for the South Texas Family Residential Center was classified as depreciation and interest expense for financial reporting purposes in accordance with ASC 840-40-55, formerly Emerging Issues Task Force No. 97-10, "The Effect of Lessee Involvement in Asset Construction."  Accordingly, fixed expenses per compensated man-day for the three months ended March 31, 2018 include depreciation expense of $4.1 million and interest expense of $1.5 million in order to more properly reflect the cash flows associated with the lease at the South Texas Family Residential Center.  Upon adoption of ASC 842, all rental payments associated with this lease are classified as operating expenses.

Revenue

Total revenue consists of management revenue we generate through CoreCivic Safety and CoreCivic Community in the operation of correctional, detention, and residential reentry facilities, as well as the revenue we generate from TransCor, RMOMS, and RMSC.  Total revenue also consists of rental revenue we generate through CoreCivic Properties from facilities we lease to third-party operators.  The following table reflects the components of revenue for the three months ended March 31, 2019 and 2018 (in millions):

	For the Three Months Ended March 31,
	2019	2018	$ Change	% Change
Management revenue:
Federal	$242.1	$211.3	$30.8	14.6%
State	171.3	177.2	(5.9)	(3.3%)
Local	24.8	24.1	0.7	2.9%
Other	26.7	16.7	10.0	59.9%
Total management revenue	464.9	429.3	35.6	8.3%
Rental revenue	19.1	11.6	7.5	64.7%
Other	0.1	0.0	0.1	—
Total revenue	$484.1	$440.9	$43.2	9.8%

The $35.6 million, or 8.3%, increase in total management revenue for the three months ended March 31, 2019 as compared with the same period in 2018 was primarily a result of an increase in revenue of approximately $16.8 million driven by an increase in the average daily compensated population.  The increase in total management revenue was also a result of an increase in revenue of approximately $18.8 million driven primarily by an increase of 3.1% in average revenue per compensated man-day and the acquisition of RMSC in the fourth quarter of 2018.  The increase in average revenue per compensated man-day was primarily the result of the effect of per diem increases at several of our facilities as well as a higher mix of federal populations which generally have higher per diem rates.

Average daily compensated population increased 2,378, or 3.8%, to 64,551 during the three months ended March 31, 2019 compared to 62,173 during the three months ended March 31, 2018.  Average daily compensated population increased primarily as a result of the new contract with the Commonwealth of Kentucky Department of Corrections, or KYDOC, to care for medium and close-security offenders at our previously idled 816-bed Lee Adjustment Center in Kentucky. The new contract with the KYDOC commenced on November 19, 2017, and we began receiving offenders at the Lee facility late in the first quarter of 2018. Additional populations from the United States Marshals Service, or USMS, and ICE also contributed to an increase in average daily compensated population during 2019. These average daily compensated population increases were partially offset by the continued and anticipated decline in California inmates held in our out-of-state facilities.

The solutions we provide to our federal customers, including primarily the Federal Bureau of Prisons, or BOP, the USMS, and ICE, continues to be a significant component of our business.  Our federal customers generated approximately 50% and 48% of our total revenue for the three months ended March 31, 2019 and 2018, respectively, increasing $30.8 million, or 14.6% during the three months ended March 31, 2019 as compared with the same period in 2018.  The increase in federal revenues in 2019 primarily resulted from the combined effect of per diem increases for several of our federal contracts and a net increase in federal populations at certain other facilities, primarily from the USMS and ICE.  Two new contracts with the USMS at our Tallahatchie County Correctional Facility and with ICE at our La Palma Correctional Center executed in June 2018 and July 2018, respectively, contributed to these higher federal populations.

State revenues from contracts at correctional, detention, and residential reentry facilities that we operate decreased $5.9 million, or 3.3%, from the first quarter of 2018 to the first quarter of 2019.  The decrease in state revenues was primarily a result of a continued, and anticipated decline in California inmates held in our out-of-state facilities.  The decrease in state revenues was partially offset by new contracts with the KYDOC at our Lee Adjustment Center and the state of Ohio at our Northeast Ohio Correctional Center, and by the new contracts with the states of Vermont, Wyoming and South Carolina at our Tallahatchie County Correctional Facility, as further described hereafter.  Per diem increases and a net increase in state populations at certain other facilities also contributed to the offset.

Several of our state partners are projecting improvements in their budgets which has helped us secure recent per diem increases at certain facilities.  Further, several of our existing state partners, as well as prospective state partners, are experiencing growth in inmate populations and overcrowded conditions, or are considering alternative correctional capacity for their aged and inefficient infrastructure.  Although we can provide no assurance that we will enter into any new contracts, we believe we are well positioned to provide states with needed bed capacity, as well as the programming and reentry services they are seeking. Since the beginning of 2018, we have completed the intake of new inmate populations as a result of new contracts with Ohio, Kentucky, Nevada, South Carolina, and Vermont, while Wyoming began utilizing an existing contract it had not utilized in nearly a decade.

The $7.5 million, or 64.7%, increase in rental revenue from the first quarter of 2018 to the comparable period in 2019 was primarily a result of acquisitions in 2018 of multiple properties leased to third parties, as further described hereafter.

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

Operating Expenses

Operating expenses totaled $345.8 million and $319.2 million for the three months ended March 31, 2019 and 2018, respectively.  Operating expenses consist of those expenses incurred in the operation and management of correctional, detention, and residential reentry facilities, as well as those expenses incurred in the operations of TransCor, RMOMS, and RMSC.  Operating expenses also consist of those expenses incurred in the operation of facilities we lease to third-party operators.

Expenses incurred by CoreCivic Safety and CoreCivic Community in connection with the operation and management of our correctional, detention, and residential reentry facilities, as well as those incurred in the operations of TransCor, RMOMS, and RMSC, increased $24.2 million, or 7.7%, during the first quarter of 2019 when compared with the same period in 2018. Similar to our management revenue, there were several factors that contributed to the increase in operating expenses incurred in these segments. The additional operating expenses resulting from the activation of our previously idled Lee Adjustment Center due to a new contract award from the KYDOC and the new contracts at our Tallahatchie and La Palma facilities contributed to the increase in operating expenses.  Additional expenses resulting from the acquisition of RMSC in the fourth quarter of 2018 also contributed to the increase in operating expenses during the three months ended March 31, 2019.  In addition, operating expenses increased as a result of the aforementioned adoption of ASC 842 on January 1, 2019. Prior to adoption of ASC 842, a portion of the rental payments for the South Texas Family Residential Center was classified as depreciation and interest expense in accordance with ASC 840-40-55. The aggregate depreciation and interest expense associated with the lease at the South Texas Family Residential Center for the three months ended March 31, 2018 totaled $5.6 million.  Upon adoption of ASC 842, all rental payments associated with this lease are classified as operating expenses.

Total expenses per compensated man-day increased to $57.03 during the three months ended March 31, 2019 from $56.73 during the three months ended March 31, 2018.  Fixed expenses per compensated man-day increased to $41.40 during the three months ended March 31, 2019 from $40.58 during the same period in the prior year primarily due to increases in salaries and benefits expenses.

As the economy has improved and the nation's unemployment rate has declined, we have experienced wage pressures in certain markets across the country, and have provided wage increases to remain competitive.  These wage pressures contributed to the increase in fixed expenses per compensated man-day during 2019 when compared to 2018. We continually monitor compensation levels very closely along with overall economic conditions and will set wage levels necessary to help ensure the long-term success of our business.  Further, we continually evaluate the structure of our employee benefits package and training programs to ensure we are better able to attract and retain our employees.  Salaries and benefits represent the most significant component of our operating expenses, representing approximately 60% of our total operating expenses during both the three months ended March 31, 2019 and the twelve months ended December 31, 2018.

Operating expenses incurred by CoreCivic Properties in connection with facilities we lease to third-party operators increased $2.5 million, or 81.5%, during the first quarter of 2019 when compared with the same period in 2018.  The increase in expenses in this segment was primarily the result of acquisitions in 2018 of multiple properties leased to third parties.

Facility Management Contracts

We enter into facility management contracts to provide bed capacity and management services to governmental entities in our CoreCivic Safety and CoreCivic Community segments for terms typically ranging from three to five years, with additional renewal periods at the option of the contracting governmental agency. Accordingly, a substantial portion of our facility contracts are scheduled to expire each year, notwithstanding contractual renewal options that a government agency may exercise. Although we generally expect these customers to exercise renewal options or negotiate new contracts with us, one or more of these contracts may not be renewed by the corresponding governmental agency.

On May 1, 2019, the BOP announced that it elected not to renew the contract at our Adams County Correctional Center, which expires on July 31, 2019.  At this time, the BOP has not determined when it will begin transferring offenders out of the Adams facility. We have begun to market the Adams facility to other potential government partners as we work with the BOP to develop their transition plan; however, we can provide no assurance that we will be successful in securing a replacement contract prior to the completion of the transition plan, which we believe is likely to extend beyond the contract's July 31, 2019 expiration date, or at all.  For the year ended December 31, 2018, this facility generated $60.9 million in total revenue.

Based on information available as of the date of this Quarterly Report, notwithstanding the contract at the Adams facility described above, we believe we will renew all contracts with our government partners that have expired or are scheduled to expire within the next twelve months that could have a material impact on our financial statements.  We believe our renewal rate on existing contracts remains high due to a variety of reasons including, but not limited to, the constrained supply of available beds within the U.S. correctional system, our ownership of the majority of the beds we operate, and the cost effectiveness of the services we provide.  However, we cannot assure we will continue to achieve such renewal rates in the future.

CoreCivic Safety

CoreCivic Safety includes the operating results of the correctional and detention facilities that we operated during each period.  Total revenue generated by CoreCivic Safety increased $29.8 million, or 7.4%, from $404.5 million in the first quarter of 2018 to $434.3 million in the first quarter of 2019.  CoreCivic Safety's facility net operating income, or facility revenues less operating expenses, increased $9.7 million, or 9.0%, from $108.0 million during the three months ended March 31, 2018 to $117.7 million during the three months ended March 31, 2019. The aggregate depreciation and interest expense associated with the lease at the South Texas Family Residential Center for the three months ended March 31, 2018, totaling $5.6 million, is not included in the 2018 net operating income amount, but is included in the following per compensated man-day statistics for the three months ended March 31, 2018.  During the three months ended March 31, 2019 and 2018, CoreCivic Safety generated 85.2% and 88.6%, respectively, of our total facility net operating income.

The following table displays the revenue and expenses per compensated man-day for CoreCivic Safety's correctional and detention facilities placed into service that we own and manage and for the facilities we manage but do not own, inclusive of the transportation services provided by TransCor:

	For the Three Months Ended March 31,
	2019	2018
CoreCivic Safety Facilities:
Revenue per compensated man-day	$79.84	$77.58
Operating expenses per compensated man-day:
Fixed expense	42.03	41.17
Variable expense	16.17	16.76
Total	58.20	57.93
Operating income per compensated man-day	$21.64	$19.65
Operating margin	27.1%	25.3%
Average compensated occupancy	83.0%	79.5%
Average available beds	72,833	72,833
Average compensated population	60,441	57,929

Operating margins within the CoreCivic Safety facilities during the first quarter of 2019 were positively impacted by the aforementioned new contract with the KYDOC at our Lee Adjustment Center.  During the first quarter of 2018, we incurred start-up expenses at the facility as we prepared to receive offender populations from the KYDOC late in the quarter.  The new contracts with the USMS, and the states of Vermont, Wyoming and South Carolina at our Tallahatchie County Correctional Facility, as further described hereafter, also positively impacted operating margins during the first quarter of 2019.  As California populations declined at the Tallahatchie facility during the first quarter of 2018, we retained staff at the facility in anticipation of the new contracts.  An increase in offender populations from the USMS and ICE across the portfolio, as well as per diem increases at several of our facilities, also positively impacted operating margins when comparing the first quarter of 2019 to the first quarter of 2018.

During the first quarter of 2015, the adult inmate population held in state of California institutions first met a Federal court order to reduce inmate populations below 137.5% of its capacity.  Inmate populations in the state continued to decline below the court ordered capacity limit which has resulted in declining inmate populations in the out-of-state program at facilities we own and operate. The state of California's budget for fiscal 2018-2019, signed by the Governor of California in June 2018, anticipated that all inmates would be returned to the State by January 2019.  In accordance with the budget for fiscal 2018-2019, all inmates were removed from our 2,672-bed Tallahatchie County Correctional Facility in Tutwiler, Mississippi in the second quarter of 2018. However, due to the higher-than-expected population in fiscal 2018-2019, the State was unable to accept the transfer of the inmates cared for at our 3,060-bed La Palma Correctional Center in Eloy, Arizona, our remaining out-of-state facility caring for California inmates.  During January 2019, the Governor issued a proposed budget for fiscal 2019-2020, which assumes all inmates will be returned from out-of-state facilities by June 30, 2019.  As of March 31, 2019, we cared for approximately 1,100 inmates from the state of California at our La Palma facility.  During the three months ended March 31, 2019 and 2018, we cared for an average daily population of approximately 1,600 and 4,200 California inmates, respectively, in facilities outside the state.  This decline in population resulted in a decrease in revenue of $14.8 million from the three months ended March 31, 2018 to the comparable period in 2019.   Approximately 2% and 6% of our total revenue for the three months ended March 31, 2019 and 2018, respectively, was generated from the California Department of Corrections and Rehabilitation in facilities housing inmates outside the state of California.

On June 14, 2018, we announced that we entered into a new contract under an inter-governmental service agreement, or IGSA, between the Tallahatchie County Correctional Authority, Tutwiler, Mississippi and the USMS at our Tallahatchie County Correctional Facility.  The new contract, which also authorizes ICE to utilize the facility, commenced on June 14, 2018, and has an initial term expiring June 30, 2020, with unlimited two-year extension options thereafter upon mutual agreement. On September 19, 2018, we announced that we entered into a new contract with the Vermont Department of Corrections to care for up to 350 of the State's inmates at our Tallahatchie facility.  The new contract commenced on October 1, 2018, and has an initial term of two years, with one additional two-year extension option thereafter upon mutual agreement. We began receiving inmates from Vermont at our Tallahatchie facility during the fourth quarter of 2018. On March 31, 2019, we cared for approximately 600 offenders from the USMS,

1,200 detainees from ICE, 250 inmates from Vermont, and approximately 200 offenders under additional new contracts from the states of South Carolina and Wyoming and the U.S. Virgin Islands at our Tallahatchie facility.

On July 24, 2018, we announced that the city of Eloy agreed to modify an existing IGSA with ICE to add the La Palma facility as a place of performance.  The new contract commenced on July 24, 2018, and has an indefinite term, subject to termination by either party with 90 days' written notice.  Capacity at the facility has initially been made available to ICE under the new agreement as California inmate populations declined at the facility.  On March 31, 2019, we cared for approximately 1,600 detainees from ICE at our La Palma facility.

During the three months ended March 31, 2019, ICE officials announced that as of April 1, 2019, they would be converting, at least on a temporary basis, most of a competitor-operated family residential center to a detention center for single immigrant women.  At this time, we are unaware of plans for ICE to make any changes to its use or utilization of the South Texas Family Residential Center, which generated $42.8 million in revenue during the three months ended March 31, 2019 as compared to $42.7 million during the same period in 2018.  We lease the South Texas Family Residential Center and the site upon which it was constructed from a third-party lessor.  Our lease agreement with the lessor is over a base period concurrent with an IGSA with ICE which was amended in October 2016 to extend the term of the agreement through September 2021.  However, ICE can terminate the agreement related to the South Texas Family Residential Center for convenience or non-appropriation of funds, without penalty, by providing us with at least a 60-day notice.  In the event we cancel the lease with the third-party lessor prior to its expiration as a result of the termination of the IGSA by ICE for convenience, and if we are unable to reach an agreement for the continued use of the facility within 90 days from the termination date, we are required to pay a termination fee based on the termination date, currently equal to $7.0 million and declining to zero by October 2020.

CoreCivic Community

CoreCivic Community includes the operating results of the residential reentry centers that we operated during each period, along with the operating results of RMOMS and RMSC from their acquisition dates.  Total revenue generated by CoreCivic Community increased $5.8 million, or 23.3%, from $24.8 million during the first quarter of 2018 to $30.6 million during the first quarter of 2019.  CoreCivic Community's facility net operating income increased $1.6 million, or 30.1%, from $5.4 million during the three months ended March 31, 2018 to $7.1 million during the three months ended March 31, 2019.  During the three months ended March 31, 2019 and 2018, CoreCivic Community generated 5.1% and 4.4%, respectively, of our total facility net operating income.

The following table displays the revenue and expenses per compensated man-day for CoreCivic Community's residential reentry facilities placed into service that we own and manage, but exclusive of the electronic monitoring and case management services provided by RMOMS and RMSC given that revenue is not generated on a per compensated man-day basis for these services:

	For the Three Months Ended March 31,
	2019	2018
CoreCivic Community Facilities:
Revenue per compensated man-day	$56.71	$54.12
Operating expenses per compensated man-day:
Fixed expense	32.11	32.59
Variable expense	7.75	7.76
Total	39.86	40.35
Operating income per compensated man-day	$16.85	$13.77
Operating margin	29.7%	25.4%
Average compensated occupancy	78.4%	81.4%
Average available beds	5,240	5,214
Average compensated population	4,110	4,244

The following acquisitions have positively impacted our facility net operating income:

•

Effective January 1, 2018, we closed on the acquisition of RMOMS, which provides non-residential correctional alternatives, including electronic monitoring and case management services, to municipal, county, and state governments in seven states;

•

Effective December 1, 2018, we closed on the acquisition of RMSC, which provides non-residential correctional alternatives, including electronic monitoring and case management services, to municipal, county, and state governments in four states;  and

•

On February 20, 2019, we acquired the South Raleigh Reentry Center, a 60-bed residential reentry center in Raleigh, North Carolina.  In connection with the acquisition, we expect to become the contracting party to a contract with the BOP to provide reentry services for both male and female residents.

We acquired RMOMS and RMSC in 2018 and the South Raleigh Reentry Center in 2019 as strategic investments that further expand the network of reentry assets we own and broaden the scope of solutions we provide.

CoreCivic Properties

CoreCivic Properties includes the operating results of the properties we leased to third parties and that were used by government agencies during each period.  Total revenue generated by CoreCivic Properties increased $7.5 million, or 64.5%, from $11.6 million in the first quarter of 2018 to $19.1 million in the first quarter of 2019.  CoreCivic Properties' facility net operating income increased $5.0 million, or 58.3%, from $8.5 million in the first quarter of 2018 to $13.5 million in the first quarter of 2019.  The increase in total revenue and net operating income were primarily the result of the properties we acquired in 2018.  During the three months ended March 31, 2019 and 2018, CoreCivic Properties generated 9.7% and 7.0%, respectively, of our total facility net operating income.

On January 19, 2018, we acquired the 261,000 square-foot Capital Commerce Center, located in Tallahassee, Florida. Capital Commerce Center is 98% leased, including 87% leased to the state of Florida on behalf of the Florida Department of Business and Professional Regulation.

On January 24, 2018, we entered into a 20-year lease agreement with the Kansas Department of Corrections, or KDOC, for a 2,432-bed correctional facility we are constructing in Lansing, Kansas.  The new facility will replace the Lansing Correctional Facility, the State's largest correctional complex for adult male inmates, originally constructed in 1863.  We will be responsible for facility maintenance throughout the 20-year term of the lease, at which time ownership will revert to the State.  Construction of the new facility commenced in the first quarter of 2018 and is expected to be completed during the first quarter of 2020.

On July 17, 2018, we completed the acquisition of a portfolio of twelve properties which are 100% leased to the U.S. Federal Government through the General Services Administration, or GSA, an independent agency of the United States government on behalf of the Social Security Administration, or SSA, the Department of Homeland Security, or DHS, and ICE.

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

Subsequent to quarter-end, on May 6, 2019, we completed the acquisition of a 37,000 square-foot office building in Detroit, Michigan, for $7.2 million, excluding transaction related expenses, that was built-to-suit for the state of Michigan's Department of Health and Human Services, or MDHHS, in 2002.  The property is 100% leased to the Michigan Department of Technology, Management and Budget, or MDTMB, on behalf of MDHHS through June 2028 and includes one six-year renewal option at the sole discretion of the MDTMB.

We currently intend to pursue attractive investment opportunities for government-leased properties, and we expect to complete additional acquisitions that we believe will diversify our cash flows, generate attractive risk-adjusted returns for our shareholders, and broaden the solutions we are able to provide to our partners.

General and administrative expenses

For the three months ended March 31, 2019 and 2018, general and administrative expenses totaled $29.4 million and $25.0 million, respectively.  General and administrative expenses consist primarily of corporate management salaries and benefits, professional fees, including those associated with mergers and acquisitions, or M&A, and other administrative expenses.  General and administrative expenses increased from the prior year quarter primarily as a result of higher salaries, including incentive compensation, as well as other general and administrative expenses.

Depreciation and amortization

For the three months ended March 31, 2019 and 2018, depreciation and amortization expense totaled $35.5 million and $38.1 million, respectively.  Depreciation and amortization decreased primarily as a result of the aforementioned adoption of ASC 842 on January 1, 2019.  Prior to adoption of ASC 842, a portion of the rental payments for the South Texas Family Residential Center was classified as depreciation in accordance with ASC 840-40-55.  Depreciation expense associated with the lease at the South Texas Family Residential Center for the three months ended March 31, 2018 amounted to $4.1 million.  Upon adoption of ASC 842, all rental payments associated with this lease are classified as operating expenses.  The decrease in depreciation and amortization expense was partially offset by the additional expense resulting from our M&A activities since the first quarter of 2018.

Interest expense, net

Interest expense is reported net of interest income and capitalized interest for the three months ended March 31, 2019 and 2018.  Gross interest expense, net of capitalized interest, was $21.9 million and $19.2 million for the three months ended March 31, 2019 and 2018, respectively. Gross interest expense is based on outstanding borrowings under our revolving credit facility, our outstanding Incremental Term Loan, or Term Loan, our outstanding senior notes, and our outstanding non-recourse mortgage notes, as well as the amortization of loan costs and unused facility fees.  The increase in gross interest expense primarily resulted from an increase in the London Interbank Offered Rate, or LIBOR, and higher interest expense associated with the new non-recourse mortgage notes issued during 2018, as further described hereafter.  Partially offsetting the increase in expense was the reduction in interest expense associated with the lease of the South Texas Family Residential Center.  Interest expense associated with the lease of this facility was $1.5 million during the three months ended March 31, 2018, classified as such in accordance with ASC 840-40-55.  As previously described herein, upon adoption of ASC 842 on January 1, 2019, all rental payments associated with this lease are classified as operating expenses.

We have benefited from relatively low interest rates on our revolving credit facility, which is largely based on LIBOR.  Based on our total leverage ratio, borrowings under our revolving credit facility during 2018 and the first quarter of 2019 were at the base rate plus a margin of 0.50% or at LIBOR plus a margin of 1.50%, and a commitment fee equal to 0.35% of the unfunded balance. Interest rates under the Term Loan are the same as the interest rates under our revolving credit facility.

On January 19, 2018, we acquired the 261,000 square-foot Capital Commerce Center located in Tallahassee, Florida for a purchase price of $44.7 million.  The acquisition was partially financed with a $24.5 million non-recourse mortgage note, or the Capital Commerce Note, which is fully-secured by the Capital Commerce Center property, with an interest rate of 4.5%, maturing in January 2033.

On April 20, 2018, CoreCivic of Kansas, LLC, a wholly-owned subsidiary of ours, priced $159.5 million in aggregate principal amount of non-recourse senior secured notes, or the Kansas Notes, in a private placement pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended.  The private placement closed on June 1, 2018. We are using the proceeds of the private placement, which are drawn on quarterly funding dates beginning in the second quarter of 2018, to fund construction of the Lansing Correctional Facility, as further described hereafter, along with costs and expenses of the project.  The Kansas Notes have a yield to maturity of 4.43% and are scheduled to mature in January 2040, approximately 20 years following completion of the project, which is expected to occur during the first quarter of 2020.  We capitalized $0.9 million of interest associated with this construction project during the three months ended March 31, 2019.

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

Gross interest income was $0.5 million and $0.2 million for the three months ended March 31, 2019 and 2018, respectively.  Gross interest income is earned on notes receivable, investments, cash and cash equivalents, and restricted cash.  Total capitalized interest was $0.9 million during the three months ended March 31, 2019. Capitalized interest was primarily associated with the construction of the Lansing Correctional Facility and the expansion of our Otay Mesa Detention Center, as further described hereafter. There was no interest capitalized during the three months ended March 31, 2018.

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

During the three months ended March 31, 2019 and 2018, our financial statements reflected an income tax expense of $2.5 million and $1.9 million, respectively.  Our effective tax rate was 4.8% and 4.9% during the three months ended March 31, 2019 and 2018, respectively.

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

To maintain our qualification as a REIT, we generally are required to distribute annually to our stockholders at least 90% of our REIT taxable income (determined without regard to the dividends paid deduction and excluding net capital gains). Our REIT taxable income will not typically include income earned by our TRSs except to the extent our TRSs pay dividends to the REIT.  Our Board of Directors declared a quarterly dividend of $0.44 for the first quarter of 2019 totaling $53.0 million. The amount, timing and frequency of future distributions will be at the sole discretion of our Board of Directors and will be declared based upon various factors, many of which are beyond our control, including our financial condition and operating cash flows, the amount required to maintain qualification and taxation as a REIT and to reduce any income and excise taxes that we otherwise would be required to pay, limitations on distributions in our existing and future debt instruments, limitations on our ability to fund distributions using cash generated through our TRSs, alternative growth opportunities that require capital deployment, and other factors that our Board of Directors may deem relevant.

As of March 31, 2019, our liquidity was provided by cash on hand of $20.5 million, and $562.3 million available under our revolving credit facility.  Our Credit Agreement also contains an "accordion" feature that provides for uncommitted incremental extensions of credit in the form of increases in the revolving commitments or incremental term loans of up to $350.0 million as we request. During the three months ended March 31, 2019 and 2018, we generated $77.8 million and $108.5 million, respectively, in cash through operating activities.  We currently expect to be able to meet our cash expenditure requirements for the next year utilizing these resources. We have no debt maturities until April 2020.

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

Debt and equity

As of March 31, 2019, we had $350.0 million principal amount of unsecured notes outstanding with a fixed stated interest rate of 4.625%, $325.0 million principal amount of unsecured notes outstanding with a fixed stated interest rate of 4.125%, $250.0 million principal amount of unsecured notes outstanding with a fixed stated interest rate of 5.0%, and $250.0 million principal amount of unsecured notes outstanding with a fixed stated interest rate of 4.75%.  In addition, we had $23.1 million outstanding under the Capital Commerce Note with a fixed stated interest rate of 4.5%, $93.5 million outstanding under the Kansas Notes with a fixed stated interest rate of 4.43%, and $154.2 million outstanding under the SSA-Baltimore Note with a fixed stated interest rate of 4.5%.  We also had $196.3 million outstanding under our Term Loan with a variable interest rate of 4.0%, and $214.0 million outstanding under our revolving credit facility with a variable weighted average interest rate of 4.0%.  As of March 31, 2019, our total weighted average effective interest rate was 4.8%, while our total weighted average maturity was 5.9 years.  We may also seek to issue debt or equity securities from time to time when we determine that market conditions and the opportunity to utilize the proceeds from the issuance of such securities are favorable.

On August 28, 2018, we entered into an Amended and Restated ATM Equity Offering Sales Agreement, or ATM Agreement, with multiple sales agents, pursuant to which we may offer and sell to or through the agents, from time to time, shares of our common stock, par value $0.01 per share, having an aggregate gross sales price of up to $200.0 million. Sales, if any, of our shares of common stock will be made primarily in "at-the-market" offerings, as defined in Rule 415 under the Securities Act of 1933, as amended. The shares of common stock will be offered and sold pursuant to our registration statement on Form S-3 and a related prospectus supplement, both filed with the SEC on August 28, 2018.  We intend to use substantially all of the net proceeds from any sale of shares of our common stock to repay outstanding borrowings or for working capital and other general corporate purposes, which may include investments.  There were no shares of our common stock sold under the ATM Agreement during 2018 or during the three months ended March 31, 2019.

Facility acquisitions, development, and capital expenditures

On February 20, 2019, we acquired the South Raleigh Reentry Center, a 60-bed residential reentry center in Raleigh, North Carolina, for $0.9 million, excluding transaction-related expenses.

On January 24, 2018, we entered into a 20-year lease agreement with the KDOC for a 2,432-bed correctional facility we are constructing in Lansing, Kansas, for a total project cost of approximately $155.0 million to $165.0 million.  Construction of the facility is being funded with proceeds from the private placement of the Kansas Notes, as previously described herein. As of March 31, 2019, we have capitalized $74.4 million associated with the construction project. This transaction represents the first development of a privately owned, build-to-suit correctional facility to be operated by a government agency through a long-term lease agreement.  We will be responsible for facility maintenance throughout the 20-year term of the lease, at which time ownership will revert to the State.  Construction of the new facility commenced in the first quarter of 2018 and is expected to be completed during the first quarter of 2020.  With the extensively aged criminal justice infrastructure in the U.S. today, we believe we can bring our flexible solutions like this to other government agencies.

As a result of long-standing demand from the USMS and ICE, and limited detention capacity in the Southwest region of the United States, during the fourth quarter of 2018, we obtained permits necessary to expand our 1,482-bed Otay Mesa Detention Center in San Diego, California by 512 beds.  The expansion is expected to be complete during the fourth quarter of 2019 at an estimated cost of approximately $43.0 million, including $24.9 million incurred through March 31, 2019.  Both the USMS and ICE currently utilize the Otay Mesa Detention Center under an existing contract that enables both agencies to utilize the additional capacity.

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

Operating Activities

Our net cash provided by operating activities for the three months ended March 31, 2019 was $77.8 million, compared with $108.5 million for the same period in the prior year. Cash provided by operating activities represents the year to date net income plus depreciation and amortization, changes in various components of working capital, and various non-cash charges.  The decrease in cash provided by operating activities compared with the prior year quarter resulted from a negative change in working capital during the first quarter of 2019 compared with the first quarter of 2018, when cash from operating activities reflected a positive fluctuation of $41.2 million in accounts receivable, prepaid expenses, and other assets, primarily due to net collections of accounts receivable outstanding as of December 31, 2017.

Investing Activities

Our cash flow used in investing activities was $78.0 million for the three months ended March 31, 2019 and was primarily attributable to a $30.0 million payment made on January 2, 2019, reflected in acquisitions, net of cash acquired on the consolidated statement of cash flows, pursuant to a previously disclosed agreement with the state of Montana entered into in the third quarter of 2018 to extend our ownership of the Crossroads Correctional Center for the estimated duration of its useful life. Our cash flow used in investing activities also included $0.9 million attributable to the acquisition of the South Raleigh Reentry Center, as previously described herein. Capital expenditures during the three-month period ended March 31, 2019 also included capital expenditures for facility development and expansions of $36.0 million and $10.0 million for facility maintenance and information technology capital expenditures.  Our cash flow used in investing activities was $69.9 million for the three months ended March 31, 2018 and was primarily attributable to capital expenditures during the three-month period of $20.7 million, including expenditures for facility development and expansions of $3.4 million and $17.3 million for facility maintenance and information technology capital expenditures.  Our cash flow used in investing activities also included $48.5 million attributable to the acquisitions of RMOMS and Capital Commerce Center in the first quarter of 2018.

Financing Activities

Cash flow used in financing activities was $20.6 million for the three months ended March 31, 2019 and was primarily attributable to dividend payments of $52.4 million and $3.1 million for the purchase and retirement of common stock that was issued in connection with equity-based compensation.  In addition, cash flow used in financing activities included $6.4 million of contingent consideration associated with the acquisition of a business and $2.9 million of scheduled principal repayments under our Term Loan and non-recourse mortgage notes.  These payments were partially offset by $13.0 million of net borrowings under our revolving credit facility and $31.1 million of proceeds from the quarterly borrowing of the Kansas Notes during the construction period of the Lansing Correctional Facility.

Cash flow used in financing activities was $34.4 million for the three months ended March 31, 2018 and was primarily attributable to dividend payments of $51.1 million and $2.5 million for the purchase and retirement of common stock that was issued in connection with equity-based compensation.  In addition, cash flow used in financing activities included $1.0 million of net repayments under our revolving credit facility, $24.5 million of proceeds from the issuance of the Capital Commerce Note, and $2.7 million of scheduled principal repayments under our Term Loan and non-recourse mortgage note.

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

FFO and Normalized FFO are supplemental non-GAAP financial measures of real estate companies' operating performance, which do not represent cash generated from operating activities in accordance with GAAP and therefore should not be considered an alternative for net income or as a measure of liquidity. Our method of calculating FFO and Normalized FFO may be different from methods used by other REITs and, accordingly, may not be comparable to such other REITs.

Our reconciliation of net income to FFO and Normalized FFO for the three months ended March 31, 2019 and 2018 is as follows (in thousands):

	For the Three Months Ended March 31,
FUNDS FROM OPERATIONS:	2019	2018
Net income	$49,340	$37,777
Depreciation and amortization of real estate assets	26,599	24,408
Funds From Operations	75,939	62,185
Expenses associated with mergers and acquisitions	436	518
Normalized Funds From Operations	$76,375	$62,703

Contractual Obligations

The following schedule summarizes our contractual cash obligations by the indicated period as of March 31, 2019 (in thousands):

	Payments Due By Year Ended December 31,
	2019 (remainder)	2020	2021	2022	2023	Thereafter	Total
Long-term debt	$11,245	$343,849	$20,337	$274,231	$734,360	$472,038	$1,856,060
Interest on senior and mortgage notes	59,880	54,879	47,857	47,524	26,580	90,698	327,418
Contractual facility developments and other commitments	75,482	9,056	—	—	—	—	84,538
South Texas Family Residential Center	38,742	51,562	37,333	—	—	—	127,637
Operating leases	2,049	3,407	4,090	3,285	2,421	21,712	36,964
Total contractual cash obligations	$187,398	$462,753	$109,617	$325,040	$763,361	$584,448	$2,432,617

The cash obligations in the table above do not include future cash obligations for variable interest expense associated with our Term Loan or the balance on our outstanding revolving credit facility as projections would be based on future outstanding balances as well as future variable interest rates, and we are unable to make reliable estimates of either. The cash obligations in the table above also do not include the interest associated with the construction of the Lansing Correctional Facility as the debt was initially and partially drawn during 2018 and 2019, and the timing and amount of the interest repayments will be based on the total amounts drawn by the date construction is complete. See Note 5 to the Company's consolidated financial statements for additional information concerning the terms of the indebtedness. The contractual facility developments included in the table above represent development projects for which we have already entered into a contract with a customer that obligates us to complete the development project.  Certain of our other ongoing construction projects are not currently under contract and thus are not included as a contractual obligation above as we may generally suspend or terminate such projects without substantial penalty.  With respect to the South Texas Family Residential Center, the cash obligations included in the table above reflect the full contractual obligations of the lease of the site, excluding contingent payments, even though the lease agreement provides us with the ability to terminate if ICE terminates the amended inter-governmental service agreement associated with the facility.

We had $23.7 million of letters of credit outstanding at March 31, 2019 primarily to support our requirement to repay fees and claims under our self-insured workers' compensation plan in the event we do not repay the fees and claims due in accordance with the terms of the plan.  The letters of credit are renewable annually.  We did not have any draws under any outstanding letters of credit during the three months ended March 31, 2019 or 2018.

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

Our primary market risk exposure is to changes in U.S. interest rates.  We are exposed to market risk related to our revolving credit facility and Term Loan because the interest rates on our revolving credit facility and Term Loan are subject to fluctuations in the market.  If the interest rate for our outstanding indebtedness under the revolving credit facility and Term Loan was 100 basis points higher or lower during the three months ended March 31, 2019, our interest expense, net of amounts capitalized, would have been increased or decreased by $1.2 million.

As of March 31, 2019, we had outstanding $325.0 million of senior notes due 2020 with a fixed interest rate of 4.125%, $350.0 million of senior notes due 2023 with a fixed interest rate of 4.625%, $250.0 million of senior notes due 2022 with a fixed interest rate of 5.0%, and $250.0 million of senior notes due 2027 with a fixed interest rate of 4.75%. We also had $23.1 million outstanding under the Capital Commerce Note with a fixed interest rate of 4.5%, $93.5 million outstanding under the Kansas Notes with a fixed interest rate of 4.43%, and $154.2 million outstanding under the SSA-Baltimore Note with a fixed interest rate of 4.5%.  Because the interest rates with respect to these instruments are fixed, a hypothetical 100 basis point increase or decrease in market interest rates would not have a material impact on our financial statements.

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

On December 18, 2017, the District Court denied our motion to dismiss.  On January 18, 2019, the District Court denied plaintiffs' motion to certify the matter as a class action. Plaintiffs timely moved the court to reconsider that ruling, simultaneously initiating the process to seek permission to appeal to the Sixth Circuit Court of Appeals should the court deny their motion.  On March 26, 2019, the District Court granted plaintiffs’ reconsideration motion and certified a class proposed by the plaintiff. On April 9, 2019, we timely petitioned the Sixth Circuit Court of Appeals for permission to appeal the District Court’s certification of the class, and that petition is pending.

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

There have been no material changes in our Item 1A, "Risk Factors" as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

None.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

Exhibit Number	Description of Exhibits

4.1*

Supplemental Indenture (2020 Notes), dated as of January 7, 2019, by and among the Company, certain of its subsidiaries, and Regions Bank, successor-in-interest to U.S. Bank National Association, as Trustee.

4.2*

Supplemental Indenture (2023 Notes), dated as of January 7, 2019, by and among the Company, certain of its subsidiaries, and Regions Bank, successor-in-interest to U.S. Bank National Association, as Trustee.

4.3*

Supplemental Indenture (2022 Notes), dated as of January 7, 2019, by and among the Company, certain of its subsidiaries, and Regions Bank, successor-in-interest to U.S. Bank National Association, as Trustee.

4.4*

Supplemental Indenture (2027 Notes), dated as of January 7, 2019, by and among the Company, certain of its subsidiaries, and Regions Bank, successor-in-interest to U.S. Bank National Association, as Trustee.

31.1*	Certification of the Company's Chief Executive Officer pursuant to Securities and Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Company's Chief Financial Officer pursuant to Securities and Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of the Company's Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the Company's Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CORECIVIC, INC.

Date: May 9, 2019
/s/ Damon T. Hininger
Damon T. Hininger
President and Chief Executive Officer

/s/ David M. Garfinkle
David M. Garfinkle
Executive Vice President, Chief Financial Officer, and Principal Accounting Officer