Form 10-Q
period 2019-06-30
CoreCivic, Inc.
filed 2019-08-06
CIK 1070985

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED:  JUNE 30, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM            TO

COMMISSION FILE NUMBER: 001-16109

CORECIVIC, INC.

(Exact name of registrant as specified in its charter)

MARYLAND	62-1763875
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

5501 VIRGINIA WAY, BRENTWOOD, TENNESSEE  37027

(Address and zip code of principal executive offices)

(615) 263-3000

(Registrant's telephone number, including area code)

10 Burton Hills Blvd., Nashville, TENNESSEE  37215

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	CXW	New York Stock Exchange

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

Indicate the number of shares outstanding of each class of Common Stock as of August 1, 2019:

Shares of Common Stock, $0.01 par value per share: 119,095,550 shares outstanding.

CORECIVIC, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2019

PART I – FINANCIAL INFORMATION

ITEM 1. – FINANCIAL STATEMENTS.

CORECIVIC, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED AND AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

ASSETS	June 30, 2019	December 31, 2018
Cash and cash equivalents	$56,745	$52,802
Restricted cash	30,150	21,335
Accounts receivable, net of allowance of $2,458 and $2,542, respectively	272,423	270,597
Prepaid expenses and other current assets	32,791	28,791
Total current assets	392,109	373,525
Real estate and related assets:
Property and equipment, net of accumulated depreciation of $1,473,260 and $1,516,664, respectively	2,824,029	2,830,589
Other real estate assets	242,073	247,223
Goodwill	48,169	48,169
Non-current deferred tax assets	18,858	14,947
Other assets	213,653	141,207
Total assets	$3,738,891	$3,655,660
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable and accrued expenses	$330,449	$352,275
Current portion of long-term debt, net	341,152	14,121
Total current liabilities	671,601	366,396
Long-term debt, net	1,569,118	1,787,555
Deferred revenue	19,286	26,102
Other liabilities	96,295	60,548
Total liabilities	2,356,300	2,240,601
Commitments and contingencies
Preferred stock – $0.01 par value; 50,000 shares authorized; none issued and outstanding at June 30, 2019 and December 31, 2018, respectively	—	—
Common stock – $0.01 par value; 300,000 shares authorized; 119,096 and 118,674 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	1,191	1,187
Additional paid-in capital	1,812,611	1,807,202
Accumulated deficit	(431,211)	(393,330)
Total stockholders' equity	1,382,591	1,415,059
Total liabilities and stockholders' equity	$3,738,891	$3,655,660

The accompanying notes are an integral part of these consolidated financial statements.

CORECIVIC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED AND AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
REVENUES	$490,294	$449,929	$974,358	$890,845
EXPENSES:
Operating	345,679	320,539	691,511	639,690
General and administrative	33,364	27,538	62,809	52,509
Depreciation and amortization	35,591	38,560	71,114	76,649
Asset impairments	4,706	1,580	4,706	1,580
	419,340	388,217	830,140	770,428
OPERATING INCOME	70,954	61,712	144,218	120,417
OTHER (INCOME) EXPENSE:
Interest expense, net	20,662	19,038	42,098	38,074
Expenses associated with debt refinancing transactions	—	1,016	—	1,016
Other (income) expense	(258)	33	(254)	(10)
	20,404	20,087	41,844	39,080
INCOME BEFORE INCOME TAXES	50,550	41,625	102,374	81,337
Income tax expense	(1,972)	(2,428)	(4,456)	(4,363)
NET INCOME	$48,578	$39,197	$97,918	$76,974
BASIC EARNINGS PER SHARE	$0.41	$0.33	$0.82	$0.65
DILUTED EARNINGS PER SHARE	$0.41	$0.33	$0.82	$0.65

The accompanying notes are an integral part of these consolidated financial statements.

CORECIVIC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED AND AMOUNTS IN THOUSANDS)

	For the Six Months Ended June 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$97,918	$76,974
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	71,114	76,649
Asset impairments	4,706	1,580
Amortization of debt issuance costs and other non-cash interest	1,712	1,705
Expenses associated with debt refinancing transactions	—	1,016
Deferred income taxes	(3,911)	1,283
Non-cash revenue and other income	(5,889)	(8,634)
Non-cash equity compensation	8,068	7,466
Other expenses and non-cash items	5,958	3,219
Changes in assets and liabilities, net:
Accounts receivable, prepaid expenses and other assets	(5,840)	23,182
Accounts payable, accrued expenses and other liabilities	(12,560)	2,045
Income taxes payable	5,346	(2,834)
Net cash provided by operating activities	166,622	183,651
CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for facility development and expansions	(84,819)	(13,164)
Expenditures for other capital improvements	(23,545)	(30,966)
Acquisitions, net of cash acquired	(38,579)	(50,459)
Proceeds from sale of assets	4,273	149
Increase in other assets	(3,408)	(1,653)
Net cash used in investing activities	(146,078)	(96,093)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of debt and borrowings from credit facility	349,144	558,521
Scheduled principal repayments	(5,772)	(2,981)
Other principal repayments of debt	(236,000)	(506,500)
Payment of debt issuance and other refinancing and related costs	(93)	(5,337)
Payment of lease obligations for financing leases	(268)	(803)
Contingent consideration for acquisition of businesses	(7,398)	(1,500)
Dividends paid	(104,744)	(102,066)
Purchase and retirement of common stock	(3,530)	(2,544)
Proceeds from exercise of stock options	875	—
Net cash used in financing activities	(7,786)	(63,210)
NET INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	12,758	24,348
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of period	74,137	52,183
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of period	$86,895	$76,531
NON-CASH INVESTING AND FINANCING ACTIVITIES
Establishment of right of use assets and lease liabilities	$83,064	$—
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest (net of amounts capitalized of $2.7 million and $0.1 million in 2019 and 2018, respectively)	$41,000	$33,758
Income taxes paid	$3,198	$7,591

The accompanying notes are an integral part of these consolidated financial statements.

CORECIVIC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

FOR THE QUARTERLY PERIODS ENDED JUNE 30, 2019

(UNAUDITED AND AMOUNTS IN THOUSANDS)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Par Value	Capital	Deficit	Equity
Balance as of December 31, 2018	118,674	$1,187	$1,807,202	$(393,330)	$1,415,059
Net income	—	—	—	49,340	49,340
Retirement of common stock	(143)	(1)	(3,069)	—	(3,070)
Dividends declared on common stock ($0.44 per share)	—	—	—	(52,994)	(52,994)
Restricted stock compensation, net of forfeitures	—	—	3,812	—	3,812
Restricted stock grants	521	5	(5)	—	—
Stock options exercised	16	—	207	—	207
Cumulative effect of adoption of new accounting standard	—	—	—	(29,940)	(29,940)
Balance as of March 31, 2019	119,068	1,191	1,808,147	(426,924)	1,382,414
Net income	—	—	—	48,578	48,578
Retirement of common stock	(21)	—	(460)	—	(460)
Dividends declared on common stock ($0.44 per share)	—	—	—	(52,865)	(52,865)
Restricted stock compensation, net of forfeitures	—	—	4,256	—	4,256
Restricted stock grants	3	—	—	—	—
Stock options exercised	46	—	668	—	668
Balance as of June 30, 2019	119,096	$1,191	$1,812,611	$(431,211)	$1,382,591

The accompanying notes are an integral part of these consolidated financial statements.

CORECIVIC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

FOR THE QUARTERLY PERIODS ENDED JUNE 30, 2018

(UNAUDITED AND AMOUNTS IN THOUSANDS)

			Additional		Accumulated Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders'
	Shares	Par Value	Capital	Deficit	Loss	Equity
Balance as of December 31, 2017	118,204	$1,182	$1,794,713	$(344,287)	$—	$1,451,608
Comprehensive income
Net income	—	—	—	37,777	—	37,777
Change in fair value of interest rate swap, net of tax	—	—	—	—	(2,028)	(2,028)
Total comprehensive income	—	—	—	37,777	(2,028)	35,749
Retirement of common stock	(117)	(1)	(2,524)	—	—	(2,525)
Dividends declared on common stock ($0.43 per share)	—	—	—	(51,533)	—	(51,533)
Restricted stock compensation, net of forfeitures	—	—	3,486	—	—	3,486
Restricted stock grants	457	4	(4)	—	—	—
Cumulative effect of adoption of new accounting standard	—	—	—	(2,575)	—	(2,575)
Balance as of March 31, 2018	118,544	1,185	1,795,671	(360,618)	(2,028)	1,434,210
Comprehensive income
Net income	—	—	—	39,197	—	39,197
Change in fair value of interest rate swap, net of tax	—	—	—	—	2,028	2,028
Total comprehensive income	—	—	—	39,197	2,028	41,225
Retirement of common stock	(1)	—	(19)	—	—	(19)
Dividends declared on common stock ($0.43 per share)	—	—	—	(51,478)	—	(51,478)
Restricted stock compensation, net of forfeitures	—	—	3,980	—	—	3,980
Restricted stock grants	5	—	—	—	—	—
Balance as of June 30, 2018	118,548	$1,185	$1,799,632	$(372,899)	$—	$1,427,918

The accompanying notes are an integral part of these consolidated financial statements.

CORECIVIC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

JUNE 30, 2019

1.	ORGANIZATION AND OPERATIONS

CoreCivic, Inc. (together with its subsidiaries, the "Company" or "CoreCivic") is the nation's largest owner of partnership correctional, detention, and residential reentry facilities and one of the largest prison operators in the United States.  The Company also believes it is the largest private owner of real estate used by U.S. government agencies. Through three segments, CoreCivic Safety, CoreCivic Community, and CoreCivic Properties, the Company provides a broad range of solutions to government partners that serve the public good through corrections and detention management, a growing network of residential reentry centers to help address America's recidivism crisis, and government real estate solutions.  As of June 30, 2019, through its CoreCivic Safety segment, the Company operated 51 correctional and detention facilities, 44 of which the Company owned, with a total design capacity of approximately 73,000 beds.  Through its CoreCivic Community segment, the Company owned and operated 27 residential reentry centers with a total design capacity of approximately 5,000 beds.  In addition, through its CoreCivic Properties segment, the Company owned 27 properties leased to third parties and used by government agencies, totaling 2.3 million square feet.

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

Upon adoption of ASC 842, CoreCivic recognized a ROU asset and a lease liability of $82.9 million for all operating leases identified by the Company as applicable under the guidance of ASC 842, including the lease for the South Texas Family Residential Center.  For those operating leases that contain renewal options, the Company included the renewal period in the lease terms, and the related payments are reflected in the ROU asset and lease liability, when it is reasonably certain that a renewal option will be exercised. The ROU asset, amounting to $69.5 million at June 30, 2019, is included in other assets on the consolidated balance sheets, while the current portion of the lease liability, amounting to $28.5 million at June 30, 2019, is included in accounts payable and accrued expenses and the long-term portion of the liability, amounting to $41.2 million at June 30, 2019, is included in other liabilities on the consolidated balance sheets. The Company also recognized a net charge of approximately $29.9 million to accumulated deficit upon adoption of ASC 842.  Because CoreCivic does not generally have access to the interest rates implicit in its leases, the Company utilized its incremental borrowing rate, based upon the terms and tenure of each base lease, as the discount rate when calculating the present value of future minimum lease payments for each lease arrangement.  The weighted average discount rate associated with the operating leases at adoption of ASC 842 was 5.3%.  As of June 30, 2019, the weighted-average lease term of the operating leases was 2.6 years.

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

The expense incurred for all operating leases, inclusive of short-term and variable leases, was $8.5 million and $7.5 million for the three months ended June 30, 2019 and 2018, respectively, and was $17.2 million and $15.3 million for the six months ended June 30, 2019 and 2018, respectively.  The cash payments for operating leases are reflected as cash flows from operating activities on the accompanying consolidated statements of cash flows and cash payments for financing leases are reflected as cash flows from financing activities.  Future minimum lease payments as of June 30, 2019 for the Company's operating lease liabilities, inclusive of $64.2 million of payments expected to be made under the cancelable lease at the South Texas facility (excluding the non-lease food services component), are as follows (in thousands):

2019 (remainder)	$15,736
2020	31,304
2021	22,856
2022	1,430
2023	895
Thereafter	2,448
Total future minimum lease payments	74,669
Less amount representing interest	(4,999)
Total present value of minimum lease payments	$69,670

In addition, through its CoreCivic Properties segment, the Company owns 27 properties leased to third parties and used by government agencies under operating leases that expire over varying dates through 2034, some of which contain renewal options.  In accordance with ASC 842, minimum rental revenue is recognized on a straight-line basis over the term of the related lease. Leasehold incentives are recognized as a reduction to rental revenue on a straight-line basis over the term of the related lease. Rental revenue associated with expense reimbursements from tenants is recognized in the period that the related expenses are incurred based upon the tenant lease provision.  See Note 4 for further discussion regarding a 20-year lease agreement with the Kansas Department of Corrections ("KDOC").  Future undiscounted cash flows to be received from third-party lessees as of June 30, 2019 for the Company's operating leases are as follows (in thousands):

2019 (remainder)	$37,663
2020	74,952
2021	68,669
2022	62,324
2023	59,886
Thereafter	416,037

Recent Accounting Pronouncements – Other

In June 2016, the FASB issued ASU No. 2016-13, "Financial Instruments – Credit Losses – Measurement of Credit Losses on Financial Instruments," which will change how entities measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The ASU will replace the current "incurred loss" approach with an "expected loss" model for instruments measured at amortized cost. For trade and other receivables, held-to-maturity debt securities, contract assets, loans and other instruments, entities will be required to use a new forward-looking "expected loss" model that generally will result in the earlier recognition of allowances for losses. The ASU is effective for the Company in the first quarter of 2020. The Company is currently evaluating the effects of this ASU to determine the potential impact on its financial statements. However, the Company does not currently expect the new standard will have a material impact on its financial statements.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants and the SEC did not, or are not expected to, have a material effect on the Company's results of operations or financial position.

Fair Value of Financial Instruments

To meet the reporting requirements of ASC 825, "Financial Instruments", regarding fair value of financial instruments, CoreCivic calculates the estimated fair value of financial instruments using market interest rates, quoted market prices of similar instruments, or discounted cash flow techniques with observable Level 1 inputs for publicly traded debt and Level 2 inputs for all other financial instruments, as defined in ASC 820, "Fair Value Measurement".  At June 30, 2019 and December 31, 2018,

there were no material differences between the carrying amounts and the estimated fair values of CoreCivic's financial instruments, other than as follows (in thousands):

	June 30, 2019		December 31, 2018
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Note receivable from Agecroft Prison Management, LTD	$2,877	$3,921	$2,887	$4,037
Debt	$(1,922,167)	$(1,897,824)	$(1,814,795)	$(1,744,045)

3.	GOODWILL

ASU 2017-04, "Intangibles-Goodwill and Other (Topic 350): Simplifying the Test of Goodwill Impairment", establishes accounting and reporting requirements for goodwill and other intangible assets.  Goodwill was $48.2 million as of both June 30, 2019 and December 31, 2018.  Of this amount, goodwill was $7.9 million as of both June 30, 2019 and December 31, 2018 for the Company's CoreCivic Safety segment, and was $40.3 million as of both June 30, 2019 and December 31, 2018 for its CoreCivic Community segment.  This goodwill was established in connection with multiple business combination transactions.

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

Acquisitions

On February 20, 2019, CoreCivic acquired the South Raleigh Reentry Center, a 60-bed residential reentry center in Raleigh, North Carolina, for $0.9 million, excluding transaction-related expenses. In connection with the acquisition, CoreCivic provides reentry services for both male and female residents under custody of the Federal Bureau of Prisons ("BOP"). In allocating the purchase price of this transaction, CoreCivic recorded $0.9 million of net tangible assets.  CoreCivic acquired the property as a strategic investment that further expands the Company's network of residential reentry centers.

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

Financing Leasing Transactions

On January 24, 2018, CoreCivic entered into a 20-year lease agreement with the KDOC for a 2,432-bed correctional facility the Company is constructing in Lansing, Kansas.  The new facility will replace the Lansing Correctional Facility, the State's largest correctional complex for adult male inmates, originally constructed in 1863.  CoreCivic will be responsible for facility maintenance throughout the 20-year term of the lease, at which time ownership will revert to the State.  Construction of the new facility commenced in the first quarter of 2018 and is expected to be completed during the first quarter of 2020.  CoreCivic expects to account for the lease with the KDOC as a multiple element lease with a portion of the lease payments attributable to the capital lease.  In addition, portions of the lease payments will be attributable to maintenance services and capital maintenance, representing two separately valued non-lease components.  As of June 30, 2019, CoreCivic has capitalized $109.3 million associated with the construction of the project.

Idle Facilities

As of June 30, 2019, CoreCivic had six idled correctional facilities that are currently available and being actively marketed as solutions to meet the needs of potential customers. The following table summarizes each of the idled facilities and their respective carrying values, excluding equipment and other assets that could generally be transferred and used at other facilities CoreCivic owns without significant cost (dollars in thousands):

			Net Carrying Values
	Design	Date	June 30,	December 31,
Facility	Capacity	Idled	2019	2018
Prairie Correctional Facility	1,600	2010	$14,830	$15,278
Huerfano County Correctional Center	752	2010	16,340	16,660
Diamondback Correctional Facility	2,160	2010	40,588	40,962
Southeast Kentucky Correctional Facility	656	2012	20,677	21,098
Marion Adjustment Center	826	2013	11,564	11,770
Kit Carson Correctional Center	1,488	2016	54,626	55,507
	7,482		$158,625	$161,275

CoreCivic also has two idled non-core facilities and one idled residential reentry facility containing an aggregate of 729 beds with an aggregate net book value of $8.3 million.  CoreCivic incurred approximately $2.8 million and $3.2 million in operating expenses at the idled facilities for the three months ended June 30, 2019 and 2018, respectively. CoreCivic incurred approximately $5.9 million and $6.7 million in operating expenses at the idled facilities for the six months ended June 30, 2019 and 2018, respectively.

During the second quarter of 2019, CoreCivic idled one residential reentry center in Oklahoma due to declining utilization from the state of Oklahoma and the consolidation of residents into the Company's other reentry facilities located in the state.  Further, the Company received notice during the second quarter of 2019 of the BOP's intent to award the rebid of a contract at one of the Company's residential reentry facilities in Arizona to another operator.  The residential reentry facility in Arizona is expected to be idled in the third quarter of 2019 at the expiration of the BOP contract.  As a result of the residential reentry center in Oklahoma becoming idle and the expectation that the residential reentry center in Arizona will become idle, CoreCivic tested the facilities for impairment during the second quarter of 2019.  CoreCivic concluded that the residential reentry facility in Oklahoma had a recoverable value in excess of the corresponding carrying value.  CoreCivic concluded that the residential reentry facility in Arizona would likely be marketed for use other than as a residential reentry facility, and therefore, recorded an asset impairment of $4.3 million to reduce the carrying value of the facility to its estimated fair value as a commercial real estate property.

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

On May 1, 2019, the BOP announced that it elected not to renew the contract at the Company's 2,232-bed Adams County Correctional Center in Adams County, Mississippi.  On June 28, 2019, the BOP executed an amendment to the existing contract to allow ICE to use up to 660 beds to care for adult male detainees.  The Company is negotiating a new IGSA to continue to allow ICE to utilize the remaining available beds at the Adams facility. On July 18, 2019, the BOP contract, which was originally scheduled to expire on July 31, 2019, was extended to August 30, 2019.  As of July 31, 2019, the Company cared for approximately 350 detainees from ICE and 500 BOP inmates at the Adams facility.  As a result of the transition at this facility, CoreCivic performed an impairment analysis of the Adams facility, which had a net carrying value of $97.8 million as of June 30, 2019, and concluded that this asset has a recoverable value in excess of the carrying value.

On May 16, 2019, CoreCivic announced that it had entered into a new contract under an IGSA between Torrance County, New Mexico and ICE to activate the Company's 910-bed Torrance County Detention Facility in Estancia, New Mexico.  The Torrance facility had previously been idle since 2017 and had a net carrying value of $34.6 million as of June 30, 2019.  The new management contract commenced on May 15, 2019, and has an initial term of 60 months, with unlimited extension options thereafter upon mutual agreement.  Either party may terminate the contract with 120 days' written notice.  CoreCivic expects to begin accepting ICE detainee populations into the Torrance facility in the third quarter of 2019.

On May 23, 2019, CoreCivic announced that it had entered into a new contract under an IGSA between the City of Eden, Texas and the U.S. Marshals Service ("USMS") to activate the Company's 1,422-bed Eden Detention Center in Eden, Texas.  The new

agreement also permits ICE to utilize capacity at the facility at any time in the future.  The Eden facility had previously been idle since 2017 and had a net carrying value of $37.6 million as of June 30, 2019.  The new management contract commenced on June 1, 2019, and has an indefinite term.  Either party may terminate the contract with 30 days' written notice. CoreCivic began accepting USMS inmate populations into the Eden facility in the third quarter of 2019.

Asset Dispositions

On June 24, 2019, CoreCivic sold a property which was leased to a third-party and located in Chester, Pennsylvania for $3.4 million. The property had a net carrying value of $3.1 million at the time of the sale, with the gain on the sale of $0.3 million reflected in other (income) expense on the consolidated statement of operations.

5.	DEBT

Debt outstanding as of June 30, 2019 and December 31, 2018 consists of the following (in thousands):

	June 30,	December 31,
	2019	2018
Revolving Credit Facility. Interest payable periodically at variable interest rates. The weighted average rate at June 30, 2019 and December 31, 2018 was 3.9% and 4.0%, respectively.	$252,000	$201,000
Term Loan. Interest payable periodically at variable interest rates. The rate at June 30, 2019 and December 31, 2018 was 3.9% and 4.0%, respectively. Unamortized debt issuance costs amounted to $0.1 million at both June 30, 2019 and December 31, 2018.	195,000	197,500
4.625% Senior Notes. Unamortized debt issuance costs amounted to $2.4 million and $2.7 million at June 30, 2019 and December 31, 2018, respectively.	350,000	350,000
4.125% Senior Notes. Unamortized debt issuance costs amounted to $0.6 million and $1.0 million at June 30, 2019 and December 31, 2018, respectively.	325,000	325,000
5.0% Senior Notes. Unamortized debt issuance costs amounted to $1.6 million and $1.8 million at June 30, 2019 and December 31, 2018, respectively.	250,000	250,000
4.75% Senior Notes. Unamortized debt issuance costs amounted to $3.3 million and $3.5 million at June 30, 2019 and December 31, 2018, respectively.	250,000	250,000
4.5% Capital Commerce Center Non-Recourse Mortgage Note. Unamortized debt issuance costs amounted to $0.3 million at both June 30, 2019 and December 31, 2018.	22,826	23,429
4.43% Lansing Correctional Center Non-Recourse Mortgage Note. Unamortized debt issuance costs amounted to $3.4 million at both June 30, 2019 and December 31, 2018.	124,475	62,331
4.5% SSA-Baltimore Non-Recourse Mortgage Note. Unamortized debt issuance costs amounted to $0.2 million and $0.3 million at June 30, 2019 and December 31, 2018, respectively.	152,866	155,535
Total debt	1,922,167	1,814,795
Unamortized debt issuance costs	(11,897)	(13,119)
Current portion of long-term debt, net	(341,152)	(14,121)
Long-term debt, net	$1,569,118	$1,787,555

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

Based on CoreCivic's current total leverage ratio, loans under the Revolving Credit Facility bear interest at the base rate plus a margin of 0.50% or at LIBOR plus a margin of 1.50%, and a commitment fee equal to 0.35% of the unfunded balance.  The Revolving Credit Facility also has a $50.0 million sublimit for the issuance of standby letters of credit. As of June 30, 2019, CoreCivic had $252.0 million in borrowings outstanding under the Revolving Credit Facility as well as $25.2 million in letters of credit outstanding resulting in $522.8 million available under the Revolving Credit Facility.

The Revolving Credit Facility is secured by a pledge of all of the capital stock of CoreCivic's domestic restricted subsidiaries, 65% of the capital stock of CoreCivic's foreign subsidiaries, all of CoreCivic's accounts receivable, and all of CoreCivic's deposit accounts. The Revolving Credit Facility requires CoreCivic to meet certain financial covenants, including, without limitation, a maximum total leverage ratio, a maximum secured leverage ratio, and a minimum fixed charge coverage ratio.  As of June 30, 2019, CoreCivic was in compliance with all such covenants.  In addition, the Revolving Credit Facility contains certain covenants that, among other things, limit the incurrence of additional indebtedness, payment of dividends and other customary restricted payments, permitted investments, transactions with affiliates, asset sales, mergers and consolidations, liquidations, prepayments and modifications of other indebtedness, liens and other encumbrances and other matters customarily restricted in such agreements.  In addition, the Revolving Credit Facility is subject to certain cross-default provisions with terms of CoreCivic's other unsecured indebtedness, and is subject to acceleration upon the occurrence of a change of control.

Incremental Term Loan. Interest rate margins under the Term Loan are the same as the interest rate margins under the Revolving Credit Facility.  The Term Loan also has the same collateral requirements, financial and certain other covenants, and cross-default provisions as the Revolving Credit Facility.  The Term Loan, which is pre-payable without penalty, also has a maturity concurrent with the Revolving Credit Facility due April 2023, with scheduled quarterly principal payments through April 2023.  As of June 30, 2019, the outstanding balance of the Term Loan was $195.0 million.

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

Non-Recourse Mortgage Notes:

Capital Commerce Center.  On January 19, 2018, CoreCivic acquired the 261,000 square-foot Capital Commerce Center, located in Tallahassee, Florida, for a purchase price of $44.7 million.  The acquisition was partially financed with a $24.5 million non-recourse mortgage note (the "Capital Commerce Note"), which is fully-secured by the Capital Commerce Center property, with an interest rate of 4.5%, maturing in January 2033.  Principal and interest on the Capital Commerce Note are payable in equal monthly payments over the 15-year term of the note. The Capital Commerce Note is pre-payable at any time with a prepayment charge, if any, equal to an amount so as to maintain the same yield on the Capital Commerce Note as if it had been carried through to its full term using Treasury instruments having a term equal to the remaining term of the Capital Commerce Note as of the prepayment date. CoreCivic capitalized approximately $0.4 million of costs associated with the Capital Commerce Note.  As of June 30, 2019, the outstanding balance of the mortgage note was $22.8 million.

Lansing Correctional Facility.  On April 20, 2018, CoreCivic of Kansas, LLC (the "Issuer"), a wholly-owned unrestricted subsidiary of the Company, priced $159.5 million in aggregate principal amount of non-recourse senior secured notes of the

Issuer (the "Kansas Notes"), in a private placement pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended.  The private placement closed on June 1, 2018.  The Company is using the proceeds of the private placement, which are drawn on quarterly funding dates beginning in the second quarter of 2018, to fund construction of the Lansing Correctional Facility, along with costs and expenses of the project.  The Kansas Notes have a yield to maturity of 4.43% and are scheduled to mature in January 2040, approximately 20 years following completion of the project, which is expected to occur during the first quarter of 2020. Principal and interest on the Kansas Notes will be payable in quarterly payments beginning in July 2020 until maturity. CoreCivic may redeem all or part of the Kansas Notes at any time upon written notice of not less than 30 days and not more than 60 days prior to the date fixed for such prepayment, with a "make-whole" amount, together with interest on the Kansas Notes accrued to, but not including, the redemption date. CoreCivic capitalized approximately $3.4 million of costs associated with the private placement. Because the Issuer has been designated as an unrestricted subsidiary of the Company under terms of the Company's Credit Agreement, the issuance and service of the Kansas Notes, and the revenues and expenses associated with the facility lease, will not impact the financial covenants associated with the Company's Credit Agreement.  As of June 30, 2019, the outstanding balance of the Kansas Notes was $124.5 million.

SSA-Baltimore.  On August 23, 2018, CoreCivic acquired the 541,000 square-foot SSA-Baltimore office building for a purchase price of $242.0 million.  In connection with the acquisition, a wholly-owned unrestricted subsidiary of the Company assumed $157.3 million of in-place financing that was used to fund the initial construction of the property in 2014.  The assumed non-recourse mortgage note (the "SSA-Baltimore Note") carries a fixed interest rate of 4.5% and requires monthly principal and interest payments, with a balloon payment of $40.0 million due at maturity in February 2034. The SSA-Baltimore Note is fully-secured by the SSA-Baltimore property.  CoreCivic may pre-pay the SSA-Baltimore Note in whole or in part upon not less than 30 days' and not more than 60 days' prior written notice and such pre-payment shall include a "make-whole" amount.  During the last 90 days of the permanent loan term and upon 30 days' prior written notice, CoreCivic may prepay the note in full, including any accrued and outstanding interest on any permanent loan payment date, without the payment of the "make-whole" amount. CoreCivic capitalized approximately $0.2 million of costs associated with the assumption of the SSA-Baltimore Note.  As of June 30, 2019, the outstanding balance of the SSA-Baltimore Note was $152.9 million.

CoreCivic may also seek to issue additional debt or equity securities from time to time when the Company determines that market conditions and the opportunity to utilize the proceeds from the issuance of such securities are favorable.

Debt Maturities.  Scheduled principal payments as of June 30, 2019 for the remainder of 2019, the next four years, and thereafter were as follows (in thousands):

2019 (remainder)	$8,349
2020	343,849
2021	20,337
2022	274,231
2023	772,360
Thereafter	503,041
Total debt	$1,922,167

6.	STOCKHOLDERS' EQUITY

Dividends on Common Stock

During 2018 and the first six months of 2019, CoreCivic's Board of Directors declared the following quarterly dividends on its common stock:

Declaration Date	Record Date	Payable Date	Per Share
February 22, 2018	April 2, 2018	April 16, 2018	$0.43
May 11, 2018	July 2, 2018	July 16, 2018	$0.43
August 16, 2018	October 1, 2018	October 15, 2018	$0.43
December 13, 2018	January 2, 2019	January 15, 2019	$0.43
February 21, 2019	April 1, 2019	April 15, 2019	$0.44
May 16, 2019	July 1, 2019	July 16, 2019	$0.44

Future dividends will depend on CoreCivic's distribution requirements as a REIT, future cash flows and earnings, capital requirements, financial condition, limitations under debt covenants, opportunities for alternative uses of capital, and on such other factors as the Board of Directors of CoreCivic may consider relevant.

Stock Options

Since 2012, CoreCivic has elected not to issue stock options to its non-employee directors, officers, and executive officers as it had in prior years, and instead elected to issue all of its equity compensation in the form of restricted common stock units ("RSUs"), as described hereafter.  All outstanding stock options were fully vested as of December 31, 2016.  As of June 30, 2019, options to purchase 0.6 million shares of common stock were outstanding with a weighted average exercise price of $20.91 per share.

Restricted Stock Units

During the first six months of 2019, CoreCivic issued approximately 934,000 RSUs to certain of its employees and non-employee directors, with an aggregate value of $20.1 million, including 850,000 RSUs to employees and non-employee directors whose compensation is charged to general and administrative expense and 84,000 RSUs to employees whose compensation is charged to operating expense.  During 2018, CoreCivic issued approximately 945,000 RSUs to certain of its employees and non-employee directors, with an aggregate value of $20.5 million, including 850,000 RSUs to employees and non-employee directors whose compensation is charged to general and administrative expense and 95,000 RSUs to employees whose compensation is charged to operating expense.

Since 2015, CoreCivic established performance-based vesting conditions on the RSUs awarded to its officers and executive officers that, unless earlier vested under the terms of the agreements, were subject to vesting over a three-year period based upon the satisfaction of certain annual performance criteria, and no more than one-third of the RSUs could vest in any one performance period.  The RSUs awarded to officers and executive officers in 2019 consist of a combination of awards with performance-based conditions and time-based conditions.  Unless earlier vested under the terms of the RSU agreements, the RSUs with time-based vesting conditions vest evenly generally on the first, second, and third anniversary of the award. The RSUs with performance-based vesting conditions are divided into one-third increments, each of which is subject to vesting based upon satisfaction of certain annual performance criteria established at the beginning of the fiscal years ending December 31, 2019, 2020, and 2021, and which can be increased by up to 150% or decreased to 0% based on performance relative to the annual performance criteria, and further increased by up to an additional 120% or decreased by 80% based on CoreCivic's total shareholder return relative to a peer group.  Because the performance criteria for the fiscal years ending December 31, 2020 and 2021 have not yet been established, the values of the second and third RSU increments for financial reporting purposes will not be determined until such criteria are established.  Time-based RSUs issued to other employees, unless earlier vested under the terms of the agreements, generally vest equally on the first, second, and third anniversary of the award.  RSUs issued to non-employee directors vest one year from the date of award.

During the three months ended June 30, 2019, CoreCivic expensed $4.3 million, net of forfeitures, relating to RSUs ($0.5 million of which was recorded in operating expenses and $3.8 million of which was recorded in general and administrative expenses).  During the three months ended June 30, 2018, CoreCivic expensed $4.0 million, net of forfeitures, relating to RSUs ($0.5 million of which was recorded in operating expenses and $3.5 million of which was recorded in general and administrative expenses).

During the six months ended June 30, 2019, CoreCivic expensed $8.1 million, net of forfeitures, relating to RSUs ($1.0 million of which was recorded in operating expenses and $7.1 million of which was recorded in general and administrative expenses). During the six months ended June 30, 2018, CoreCivic expensed $7.5 million, net of forfeitures, relating to RSUs ($1.0 million of which was recorded in operating expenses and $6.5 million of which was recorded in general and administrative expenses).  As of June 30, 2019, approximately 1.6 million RSUs remained outstanding and subject to vesting.

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

A reconciliation of the numerator and denominator of the basic earnings per share computation to the numerator and denominator of the diluted earnings per share computation is as follows (in thousands, except per share data):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
NUMERATOR
Basic:
Net income	$48,578	$39,197	$97,918	$76,974
Diluted:
Net income	$48,578	$39,197	$97,918	$76,974
DENOMINATOR
Basic:
Weighted average common shares outstanding	119,080	118,546	119,026	118,501
Diluted:
Weighted average common shares outstanding	119,080	118,546	119,026	118,501
Effect of dilutive securities:
Stock options	51	92	43	96
Restricted stock-based awards	131	10	112	29
Weighted average shares and assumed conversions	119,262	118,648	119,181	118,626
BASIC EARNINGS PER SHARE	$0.41	$0.33	$0.82	$0.65
DILUTED EARNINGS PER SHARE	$0.41	$0.33	$0.82	$0.65

Approximately 0.3 million and 0.4 million stock options were excluded from the computation of diluted earnings per share for the three months ended June 30, 2019 and 2018, respectively because they were anti-dilutive.  Approximately 0.4 million and 0.5 million stock options were excluded from the computation of diluted earnings per share for the six months ended June 30, 2019 and 2018, respectively, because they were anti-dilutive.
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

CoreCivic recorded an income tax expense of $2.0 million and $2.4 million for the three months ended June 30, 2019 and 2018, respectively.  CoreCivic recorded an income tax expense of $4.5 million and $4.4 million for the six months ended June 30, 2019 and 2018, respectively.  As a REIT, CoreCivic is entitled to a deduction for dividends paid, resulting in a substantial reduction in the amount of federal income tax expense it recognizes.  Substantially all of CoreCivic's income tax expense is incurred based on the earnings generated by its TRSs.  CoreCivic's overall effective tax rate is estimated based on its current projection of taxable income primarily generated by its TRSs. The Company's consolidated effective tax rate could fluctuate in the future based on changes in estimates of taxable income, the relative amounts of taxable income generated by the TRSs and the REIT, the implementation of additional tax planning strategies, changes in federal or state tax rates or laws affecting tax credits available to the Company, changes in other tax laws, changes in estimates related to uncertain tax positions, or changes in state apportionment factors, as well as changes in the valuation allowance applied to the Company's deferred tax assets that are based primarily on the amount of state net operating losses and tax credits that could expire unused.

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

CoreCivic had no liabilities recorded for uncertain tax positions as of June 30, 2019 and December 31, 2018.  CoreCivic recognizes interest and penalties related to unrecognized tax positions in income tax expense. CoreCivic does not currently anticipate that the total amount of unrecognized tax positions will significantly change in the next twelve months.
10.	SEGMENT REPORTING

As of June 30, 2019, CoreCivic operated 51 correctional and detention facilities, 44 of which the Company owned.  In addition, CoreCivic owned and operated 27 residential reentry centers and owned 27 properties that it leased to third parties.  Management views CoreCivic's operating results in three operating segments, CoreCivic Safety, CoreCivic Community, and CoreCivic Properties.  CoreCivic Safety includes the operating results of those correctional and detention facilities placed into service that were owned, or controlled via a long-term lease, and managed by CoreCivic, as well as those correctional and detention facilities owned by a third party and managed by CoreCivic.  CoreCivic Safety also includes the operating results of TransCor America, LLC, a subsidiary of the Company that provides transportation services to governmental agencies.  CoreCivic Community includes the operating results of those residential reentry centers placed into service that were owned, or controlled via a long-term lease, and managed by CoreCivic.  CoreCivic Community also includes the operating results of the Company's electronic monitoring and case management services. CoreCivic Properties includes the operating results of those properties leased to third parties.  The operating performance of the three segments can be measured based on their net operating income.  CoreCivic defines facility net operating income as a facility's revenues less operating expenses.

The revenue and net operating income for each of the three segments and a reconciliation to CoreCivic's operating income is as follows for the three and six months ended June 30, 2019 and 2018 (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Revenue:
Safety	$440,410	$413,208	$874,728	$817,706
Community	30,706	24,718	61,272	49,518
Properties	19,143	12,001	38,255	23,616
Total segment revenue	490,259	449,927	974,255	890,840
Operating expenses:
Safety	316,995	298,469	633,590	594,972
Community	23,086	18,757	46,582	38,124
Properties	5,495	3,172	11,147	6,286
Total segment operating expenses	345,576	320,398	691,319	639,382
Facility net operating income:
Safety	123,415	114,739	241,138	222,734
Community	7,620	5,961	14,690	11,394
Properties	13,648	8,829	27,108	17,330
Total facility net operating income	144,683	129,529	282,936	251,458
Other revenue (expense):
Other revenue	35	2	103	5
Other operating expense	(103)	(141)	(192)	(308)
General and administrative	(33,364)	(27,538)	(62,809)	(52,509)
Depreciation and amortization	(35,591)	(38,560)	(71,114)	(76,649)
Asset impairments	(4,706)	(1,580)	(4,706)	(1,580)
Operating income	$70,954	$61,712	$144,218	$120,417

The following table summarizes capital expenditures including accrued amounts for the three and six months ended June 30, 2019 and 2018 (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Capital expenditures:
Safety	$19,825	$13,382	$38,927	$24,852
Community	1,261	1,272	2,724	8,419
Properties	43,338	12,708	60,094	53,702
Corporate and other	4,699	1,811	8,171	8,452
Total capital expenditures	$69,123	$29,173	$109,916	$95,425

The total assets are as follows (in thousands):

	June 30, 2019	December 31, 2018
Assets:
Safety	$2,627,372	$2,621,880
Community	274,592	281,198
Properties	665,925	606,770
Corporate and other	171,002	145,812
Total Assets	$3,738,891	$3,655,660

11.	CONDENSED CONSOLIDATING FINANCIAL STATEMENTS OF THE COMPANY AND SUBSIDIARIES

The following condensed consolidating financial statements of CoreCivic and subsidiaries have been prepared pursuant to Rule 3-10 of Regulation S-X.  These condensed consolidating financial statements have been prepared from the Company's financial information on the same basis of accounting as the consolidated financial statements.

CONDENSED CONSOLIDATING BALANCE SHEET

As of June 30, 2019

(Unaudited and in thousands)

ASSETS	Parent	Combined Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidating Adjustments and Other	Total Consolidated Amounts
Cash and cash equivalents	$21,732	$34,312	$701	$—	$56,745
Restricted cash	—	4	30,146	—	30,150
Accounts receivable, net of allowance	194,790	505,880	(108)	(428,139)	272,423
Prepaid expenses and other current assets	3,434	33,337	167	(4,147)	32,791
Total current assets	219,956	573,533	30,906	(432,286)	392,109
Real estate and related assets:
Property and equipment, net	2,242,107	269,546	312,376	—	2,824,029
Other real estate assets	242,073	—	—	—	242,073
Goodwill	33,057	15,112	—	—	48,169
Non-current deferred tax assets	1,513	17,014	2,082	(1,751)	18,858
Other assets	563,909	133,838	36,858	(520,952)	213,653
Total assets	$3,302,615	$1,009,043	$382,222	$(954,989)	$3,738,891
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable and accrued expenses	$263,198	$390,837	$108,665	$(432,251)	$330,449
Current portion of long-term debt, net	335,719	47,905	5,528	(48,000)	341,152
Total current liabilities	598,917	438,742	114,193	(480,251)	671,601
Long-term debt, net	1,301,253	66,634	268,231	(67,000)	1,569,118
Non-current deferred tax liabilities	1,751	—	—	(1,751)	—
Deferred revenue	—	19,286	—	—	19,286
Other liabilities	18,103	78,192	—	—	96,295
Total liabilities	1,920,024	602,854	382,424	(549,002)	2,356,300

Total stockholders' equity	1,382,591	406,189	(202)	(405,987)	1,382,591
Total liabilities and stockholders' equity	$3,302,615	$1,009,043	$382,222	$(954,989)	$3,738,891

CONDENSED CONSOLIDATING BALANCE SHEET

As of December 31, 2018

(in thousands)

ASSETS	Parent	Combined Subsidiary Guarantors	Non- Guarantor Subsidiaries	Consolidating Adjustments and Other	Total Consolidated Amounts
Cash and cash equivalents	$11,109	$40,348	$1,345	$—	$52,802
Restricted cash	—	—	21,335	—	21,335
Accounts receivable, net of allowance	254,766	445,105	1,809	(431,083)	270,597
Prepaid expenses and other current assets	4,412	26,939	1,951	(4,511)	28,791
Total current assets	270,287	512,392	26,440	(435,594)	373,525
Real estate and related assets:
Property and equipment, net	2,255,361	310,989	264,239	—	2,830,589
Other real estate assets	247,223	—	—	—	247,223
Goodwill	33,057	15,112	—	—	48,169
Non-current deferred tax assets	727	14,220	1,165	(1,165)	14,947
Other assets	507,161	61,104	38,112	(465,170)	141,207
Total assets	$3,313,816	$913,817	$329,956	$(901,929)	$3,655,660
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable and accrued expenses	$294,474	$377,699	$115,661	$(435,559)	$352,275
Current portion of long-term debt	8,720	—	5,401	—	14,121
Total current liabilities	303,194	377,699	121,062	(435,559)	366,396
Long-term debt, net	1,579,273	114,428	208,854	(115,000)	1,787,555
Non-current deferred tax liabilities	1,165	—	—	(1,165)	—
Deferred revenue	—	26,102	—	—	26,102
Other liabilities	15,125	45,423	—	—	60,548
Total liabilities	1,898,757	563,652	329,916	(551,724)	2,240,601

Total stockholders' equity	1,415,059	350,165	40	(350,205)	1,415,059
Total liabilities and stockholders' equity	$3,313,816	$913,817	$329,956	$(901,929)	$3,655,660

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the three months ended June 30, 2019

(Unaudited and in thousands)

	Parent	Combined Subsidiary Guarantors	Non- Guarantor Subsidiaries	Consolidating Adjustments and Other	Total Consolidated Amounts
REVENUES	$339,495	$396,790	$5,714	$(251,705)	$490,294
EXPENSES:
Operating	260,420	334,832	2,132	(251,705)	345,679
General and administrative	12,136	21,228	—	—	33,364
Depreciation and amortization	23,111	10,542	1,938	—	35,591
Asset impairments	4,706	—	—	—	4,706
	300,373	366,602	4,070	(251,705)	419,340
OPERATING INCOME	39,122	30,188	1,644	—	70,954
OTHER (INCOME) EXPENSE:
Interest expense, net	17,662	1,303	1,697	—	20,662
Other (income) expense	(205)	(69)	16	—	(258)
	17,457	1,234	1,713	—	20,404
INCOME BEFORE INCOME TAXES	21,665	28,954	(69)	—	50,550
Income tax expense	(44)	(1,928)	—	—	(1,972)
INCOME BEFORE EQUITY IN SUBSIDIARIES	21,621	27,026	(69)	—	48,578
Income from equity in subsidiaries	26,957	—	—	(26,957)	—
NET INCOME	$48,578	$27,026	$(69)	$(26,957)	$48,578

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the three months ended June 30, 2018

(Unaudited and in thousands)

	Parent	Combined Subsidiary Guarantors	Consolidating Adjustments and Other	Total Consolidated Amounts
REVENUES	$313,663	$371,245	$(234,979)	$449,929
EXPENSES:
Operating	243,853	311,665	(234,979)	320,539
General and administrative	9,697	17,841	—	27,538
Depreciation and amortization	22,913	15,647	—	38,560
Asset impairments	1,580	—	—	1,580
	278,043	345,153	(234,979)	388,217
OPERATING INCOME	35,620	26,092	—	61,712
OTHER (INCOME) EXPENSE:
Interest expense, net	16,566	2,472	—	19,038
Expenses associated with debt refinancing transactions	1,016	—	—	1,016
Other (income) expense	138	(145)	40	33
	17,720	2,327	40	20,087
INCOME BEFORE INCOME TAXES	17,900	23,765	(40)	41,625
Income tax expense	(342)	(2,086)	—	(2,428)
INCOME BEFORE EQUITY IN SUBSIDIARIES	17,558	21,679	(40)	39,197
Income from equity in subsidiaries	21,639	—	(21,639)	—
NET INCOME	$39,197	$21,679	$(21,679)	$39,197

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the six months ended June 30, 2019

(Unaudited and in thousands)

	Parent	Combined Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidating Adjustments and Other	Total Consolidated Amounts
REVENUES	$674,707	$788,867	$11,437	$(500,653)	$974,358
EXPENSES:
Operating	517,913	669,827	4,424	(500,653)	691,511
General and administrative	22,164	40,645	—	—	62,809
Depreciation and amortization	46,395	20,857	3,862	—	71,114
Asset impairments	4,706	—	—	—	4,706
	591,178	731,329	8,286	(500,653)	830,140
OPERATING INCOME	83,529	57,538	3,151	—	144,218
OTHER (INCOME) EXPENSE:
Interest expense, net	35,948	2,756	3,394	—	42,098
Other (income) expense	(273)	(29)	48		(254)
	35,675	2,727	3,442	—	41,844
INCOME BEFORE INCOME TAXES	47,854	54,811	(291)	—	102,374
Income tax expense	(573)	(3,883)	—	—	(4,456)
INCOME BEFORE EQUITY IN SUBSIDIARIES	47,281	50,928	(291)	—	97,918
Income from equity in subsidiaries	50,637	—	—	(50,637)	—
NET INCOME	$97,918	$50,928	$(291)	$(50,637)	$97,918

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the six months ended June 30, 2018

(Unaudited and in thousands)

	Parent	Combined Subsidiary Guarantors	Consolidating Adjustments and Other	Total Consolidated Amounts
REVENUES	$621,192	$737,930	$(468,277)	$890,845
EXPENSES:
Operating	486,038	621,929	(468,277)	639,690
General and administrative	17,932	34,577	—	52,509
Depreciation and amortization	45,446	31,203	—	76,649
Asset impairments	1,580	—	—	1,580
	550,996	687,709	(468,277)	770,428
OPERATING INCOME	70,196	50,221	—	120,417
OTHER (INCOME) EXPENSE:
Interest expense, net	32,743	5,331	—	38,074
Expenses associated with debt refinancing transactions	1,016	—	—	1,016
Other (income) expense	20	(87)	57	(10)
	33,779	5,244	57	39,080
INCOME BEFORE INCOME TAXES	36,417	44,977	(57)	81,337
Income tax expense	(765)	(3,598)	—	(4,363)
INCOME BEFORE EQUITY IN SUBSIDIARIES	35,652	41,379	(57)	76,974
Income from equity in subsidiaries	41,322	—	(41,322)	—
NET INCOME	$76,974	$41,379	$(41,379)	$76,974

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the six months ended June 30, 2019

(Unaudited and in thousands)

	Parent	Combined Subsidiary Guarantors	Non- Guarantor Subsidiaries	Consolidating Adjustments and Other	Total Consolidated Amounts
Net cash provided by operating activities	$122,947	$36,783	$6,892	$—	$166,622
Net cash used in investing activities	(11,326)	(76,563)	(58,189)	—	(146,078)
Net cash provided by (used in) financing activities	(100,998)	33,748	59,464	—	(7,786)
Net increase (decrease) in cash, cash equivalents and restricted cash	10,623	(6,032)	8,167	—	12,758
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of period	11,109	40,348	22,680	—	74,137
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of period	$21,732	$34,316	$30,847	$—	$86,895

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the six months ended June 30, 2018

(Unaudited and in thousands)

	Parent	Combined Subsidiary Guarantors	Non- Guarantor Subsidiaries	Consolidating Adjustments and Other	Total Consolidated Amounts
Net cash provided by operating activities	$161,685	$21,697	$269	$—	$183,651
Net cash used in investing activities	(69,202)	(20,221)	(6,670)	—	(96,093)
Net cash provided by (used in) financing activities	(76,236)	1,462	11,564	—	(63,210)
Net increase in cash, cash equivalents and restricted cash	16,247	2,938	5,163	—	24,348
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of period	25,745	26,438	—	—	52,183
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of period	$41,992	$29,376	$5,163	$—	$76,531

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this quarterly report on Form 10-Q.  In this quarterly report on Form 10-Q, or Quarterly Report, we use the terms, the "Company," "CoreCivic," "we," "us," and "our" to refer to CoreCivic, Inc. and its subsidiaries unless context indicates otherwise.

This Quarterly Report contains statements as to our beliefs and expectations of the outcome of future events that are forward-looking statements as defined within the meaning of the Private Securities Litigation Reform Act of 1995, as amended.  All statements other than statements of current or historical fact contained herein, including statements regarding our future financial position, business strategy, budgets, projected costs and plans, and objectives of management for future operations, are forward-looking statements.  The words "anticipate," "believe," "continue," "could," "estimate," "expect," "intend," "may," "plan," "projects," "will," and similar expressions, as they relate to us, are intended to identify forward-looking statements.  These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from the statements made.  These include, but are not limited to, the risks and uncertainties associated with:

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

•

changes in the privatization of the corrections and detention industry, the acceptance of our services, the timing of the opening of new facilities, and the commencement of new management contracts (including the extent and pace at which new contracts are utilized), as well as our ability to utilize current available beds;

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

Any or all of our forward-looking statements in this quarterly report may turn out to be inaccurate. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy, and financial needs.  Our statements can be affected by inaccurate assumptions we might make or by known or unknown risks, uncertainties and assumptions, including the risks, uncertainties, and assumptions described in "Item 1A Risk Factors" disclosed in Part II of this Quarterly Report, as well as in our Annual Report on Form 10-K as of and for the year ended December 31, 2018 filed with the Securities and Exchange Commission, or the SEC, on February 25, 2019, or the 2018 Form 10-K, and in other reports, documents, and other information we file with the SEC from time to time.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.  We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or circumstances or otherwise, except as required by law. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements contained in this Quarterly Report and in the 2018 Form 10-K.

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

Structured as a REIT, we are the nation's largest owner of partnership correctional, detention, and residential reentry facilities and one of the largest prison operators in the United States.  We also believe we are the largest private owner of real estate used by U.S. government agencies.  As of June 30, 2019, through our CoreCivic Safety segment, we operated 51 correctional and detention facilities, 44 of which we owned, with a total design capacity of approximately 73,000 beds. Through our CoreCivic Community segment, we owned and operated 27 residential reentry centers with a total design capacity of approximately 5,000 beds.  In addition, through our CoreCivic Properties segment, we owned 27 properties leased to third parties and used by government agencies, totaling 2.3 million square feet.

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

We are a Maryland corporation formed in 1983.  Our principal executive offices are located at 5501 Virginia Way, Brentwood, Tennessee, 37027, and our telephone number at that location is (615) 263-3000.  Our website address is www.corecivic.com.  We make our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, definitive proxy statements, and amendments to those reports under the Securities Exchange Act of 1934, as amended, or the Exchange Act, available on our website, free of charge, as soon as reasonably practicable after these reports are filed with or furnished to the SEC.  Information contained on our website is not part of this report.

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

CRITICAL ACCOUNTING POLICIES

The consolidated financial statements in this report are prepared in conformity with U.S. generally accepted accounting principles, or GAAP.  As such, we are required to make certain estimates, judgments, and assumptions that we believe are reasonable based upon the information available.  These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period.  A summary of our significant accounting policies is described in our 2018 Form 10-K.  The significant accounting policies and estimates which we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following:

Asset impairments.  The primary risk we face for asset impairment charges, excluding goodwill, is associated with correctional facilities we own.  As of June 30, 2019, we had $2.8 billion in property and equipment, including $158.6 million in long-lived assets, excluding equipment, at six idled correctional facilities.  The impairment analyses we performed for each of these facilities excluded the net book value of equipment, as a substantial portion of the equipment is easily transferrable to other company-owned facilities without significant cost.  The carrying values of the six idled correctional facilities as of June 30, 2019 were as follows (in thousands):

Prairie Correctional Facility	$14,830
Huerfano County Correctional Center	16,340
Diamondback Correctional Facility	40,588
Southeast Kentucky Correctional Facility	20,677
Marion Adjustment Center	11,564
Kit Carson Correctional Center	54,626
$158,625

We also have two idled non-core facilities and one idled residential reentry facility containing an aggregate of 729 beds with an aggregate net book value of $8.3 million.  We incurred operating expenses at the idled facilities of approximately $2.8 million and $3.2 million for the three months ended June 30, 2019 and 2018, respectively. We incurred approximately $5.9 million and $6.7 million in operating expenses at the idled facilities for the six months ended June 30, 2019 and 2018, respectively.

During the second quarter of 2019, we idled one residential reentry center in Oklahoma due to declining utilization from the state of Oklahoma and the consolidation of residents into our other reentry facilities located in the state.  Further, we received notice during the second quarter of 2019 of the Federal Bureau of Prisons', or the BOP, intent to award the rebid of a contract at one of our residential reentry facilities in Arizona to another operator.  The residential reentry facility in Arizona is expected to be idled in the third quarter of 2019 at the expiration of the BOP contract.  As a result of the residential reentry center in Oklahoma becoming idle and the expectation that the residential reentry center in Arizona will become idle, we tested the facilities for impairment during the second quarter of 2019.  We concluded that the residential reentry facility in Oklahoma had a recoverable value in excess of the corresponding carrying value.  We concluded that the residential reentry facility in Arizona would likely be marketed for use other than as a residential reentry facility, and recorded an asset impairment of $4.3 million to reduce the carrying value of the facility to its estimated fair value as a commercial real estate property.

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

On May 1, 2019, the BOP announced that it elected not to renew the contract at our 2,232-bed Adams County Correctional Center in Adams County, Mississippi.  On June 28, 2019, the BOP executed an amendment to the existing contract to allow ICE to use up to 660 beds to care for adult male detainees.  We are negotiating a new inter-governmental service agreement, or IGSA, to continue to allow ICE to utilize the remaining available beds at the Adams facility, although we can provide no assurance that we will ultimately reach a new agreement to provide ICE with capacity at the Adams facility.  On July 18, 2019, the BOP contract, which was originally scheduled to expire on July 31, 2019, was extended to August 30, 2019.  As of July 31, 2019, we cared for approximately 350 detainees from ICE and 500 BOP inmates at the Adams facility.  As a result of the transition at this facility, we performed an impairment analysis of the Adams facility, which had a net carrying value of $97.8 million as of June 30, 2019, and concluded that this asset has a recoverable value in excess of the carrying value.

On May 16, 2019, we announced that we entered into a new contract under an IGSA between Torrance County, New Mexico and ICE to activate our 910-bed Torrance County Detention Facility in Estancia, New Mexico.  The Torrance facility had previously been idle since 2017 and had a net carrying value of $34.6 million as of June 30, 2019.  The new management contract commenced on May 15, 2019, and has an initial term of 60 months, with unlimited extension options thereafter upon mutual agreement.  Either party may terminate the contract with 120 days' written notice.  We expect to begin accepting ICE detainee populations into the Torrance facility in the third quarter of 2019.

On May 23, 2019, we announced that we entered into a new contract under an IGSA between the City of Eden, Texas and the U.S. Marshals Service, or USMS, to activate our 1,422-bed Eden Detention Center in Eden, Texas.  The new agreement also permits ICE to utilize capacity at the facility at any time in the future.  The Eden facility had previously been idle since 2017 and had a net carrying value of $37.6 million as of June 30, 2019.  The new management contract commenced on June 1, 2019, and has an indefinite term.  Either party may terminate the contract with 30 days' written notice.  We began accepting USMS inmate populations into the Eden facility in the third quarter of 2019.

Goodwill Impairments – As of June 30, 2019, we had $48.2 million of goodwill, established in connection with multiple business combination transactions.  We evaluate the recoverability of the carrying value of goodwill annually, in connection with our annual budgeting process, and whenever circumstances indicate the carrying value of goodwill may not be recoverable.  Under the provisions of Accounting Standards Update, or ASU, 2017-04, "Intangibles–Goodwill and Other (Topic 350): Simplifying the Test of Goodwill Impairment", we perform a qualitative assessment to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount.  If, after assessing the totality of events or circumstances, we determine it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing a quantitative impairment test is not necessary.  If a quantitative test is required, we perform an assessment to identify the existence of impairment and to measure the excess of a reporting unit's carrying amount over its fair value by using a combination of various common valuation techniques, including market multiples and discounted cash flows.  By their nature, valuation techniques are subject to considerable judgment and require estimates of future cash flows as well as other factors, which are often difficult to predict.  Estimated fair values could change if there are changes in our capital structure, cost of debt, interest rates, capital expenditure levels, operating cash flows, or market capitalization. Accordingly, we may incur goodwill impairment charges in the future.

Self-funded insurance reserves.  As of June 30, 2019, we had $42.9 million in accrued liabilities for employee health, workers' compensation, and automobile insurance claims.  We are significantly self-insured for employee health, workers' compensation, and automobile liability insurance claims.  As such, our insurance expense is largely dependent on claims experience and our ability to control our claims.  We have consistently accrued the estimated liability for employee health insurance claims based on our history of claims experience and the estimated time lag between the incident date and the date we pay the claims.  We have accrued the estimated liability for workers' compensation claims based on an actuarial valuation of the outstanding liabilities, discounted to the net present value of the outstanding liabilities, using a combination of actuarial methods used to project ultimate losses, and our automobile insurance claims based on estimated development factors on claims incurred. The liability for employee health, workers'

compensation, and automobile insurance includes estimates for both claims incurred and for claims incurred but not reported.  These estimates could change in the future.  It is possible that future cash flows and results of operations could be materially affected by changes in our assumptions, new developments, or by the effectiveness of our strategies.

Legal reserves.  As of June 30, 2019, we had $13.4 million in accrued liabilities under the provisions of Accounting Standards Codification Subtopic 450-20, "Loss Contingencies," or ASC 450, related to certain claims and legal proceedings in which we are involved.  We have accrued our best estimate of the probable costs for the resolution of these claims and legal proceedings.  In addition, we are subject to current and potential future claims and legal proceedings for which little or no accrual has been reflected because our current assessment of the potential exposure is nominal.  These estimates have been developed in consultation with our General Counsel's office and, as appropriate, outside counsel handling these matters, and are based upon an analysis of potential results, assuming a combination of litigation and settlement strategies.  It is possible that future cash flows and results of operations could be materially affected by changes in our assumptions, new developments, or by the effectiveness of our litigation and settlement strategies.

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

	Effective	CoreCivic
	Date	Safety	Community	Properties	Total
Facilities as of December 31, 2017		51	26	12	89
Acquisition of a leased property in Florida	January 2018	—	—	1	1
Acquisition of a portfolio of leased properties in Arkansas, Missouri, Oklahoma, Tennessee and Texas	July 2018	—	—	12	12
Acquisition of a leased property in Maryland	August 2018	—	—	1	1
Acquisition of a leased property in Ohio	September 2018	—	—	1	1
Facilities as of December 31, 2018		51	26	27	104
Acquisition of the South Raleigh Reentry Center in North Carolina	February 2019	—	1	—	1
Facilities as of March 31, 2019		51	27	27	105
Acquisition of a leased property in Michigan	May 2019	—	—	1	1
Sale of a leased property in Pennsylvania	June 2019	—	—	(1)	(1)
Facilities as of June 30, 2019		51	27	27	105

Three and Six Months Ended June 30, 2019 Compared to the Three and Six Months Ended June 30, 2018

Net income was $48.6 million, or $0.41 per diluted share, for the three months ended June 30, 2019, compared with net income of $39.2 million, or $0.33 per diluted share, for the three months ended June 30, 2018.  Net income was $97.9 million, or $0.82 per diluted share, for the six months ended June 30, 2019, compared with net income of $77.0 million, or $0.65 per diluted share, for the six months ended June 30, 2018. As further described hereafter, net income for the three months ended June 30, 2019 and 2018, included $4.7 million and $1.6 million, respectively, of asset impairments.  Net income for the three months ended June 30, 2018, also included expenses associated with debt refinancing transactions of $1.0 million associated with the amendment and extension of our revolving credit facility completed in April 2018.

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
•

CoreCivic Community segment, consisting of the 27 residential reentry centers that are owned, or controlled via a long-term lease, and managed by CoreCivic.  CoreCivic Community also includes the operating results of our electronic monitoring and case management services.

•	CoreCivic Properties segment, consisting of the 27 real estate properties owned by CoreCivic and leased to, and operated by, third parties.

For the three and six months ended June 30, 2019 and 2018, our total facility net operating income was divided among these business segments as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Segment:
Safety	85.3%	88.6%	85.2%	88.6%
Community	5.3%	4.6%	5.2%	4.5%
Properties	9.4%	6.8%	9.6%	6.9%

Facility Operations

A key performance indicator we use to measure the revenue and expenses associated with the operation of the correctional, detention, and residential reentry facilities we own or manage is expressed in terms of a compensated man-day, which represents the revenue we generate and expenses we incur for one offender for one calendar day.  Revenue and expenses per compensated man-day are computed by dividing facility revenue and expenses by the total number of compensated man-days during the period.  A compensated man-day represents a calendar day for which we are paid for the occupancy of an offender. We believe the measurement is useful because we are compensated for operating and managing facilities at an offender per-diem rate based upon actual or minimum guaranteed occupancy levels.  We also measure our costs on a per-compensated man-day basis, which is largely dependent upon the number of offenders we accommodate.  Further, per compensated man-day measurements are also used to estimate our potential profitability based on certain occupancy levels relative to design capacity.  Revenue and expenses per compensated man-day for all of the correctional, detention, and residential reentry facilities placed into service that we owned or managed, exclusive of those held for lease, and for TransCor were as follows for the three and six months ended June 30, 2019 and 2018:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Revenue per compensated man-day	$78.38	$76.19	$78.37	$76.09
Operating expenses per compensated man-day:
Fixed expense	40.12	39.66	40.76	40.12
Variable expense	16.20	16.34	15.92	16.25
Total	56.32	56.00	56.68	56.37
Operating income per compensated man-day	$22.06	$20.19	$21.69	$19.72
Operating margin	28.1%	26.5%	27.7%	25.9%
Average compensated occupancy	82.8%	80.2%	82.7%	79.9%
Average available beds	78,107	78,047	78,090	78,047
Average compensated population	64,680	62,571	64,616	62,373

Prior to the adoption of ASU 2016-02, "Leases (Topic 842)" and ASU 2018-11, "Targeted Improvements – Leases (Topic 842)", cumulatively ASC 842, on January 1, 2019, a portion of the rental payments for the South Texas Family Residential Center was classified as depreciation and interest expense for financial reporting purposes in accordance with ASC 840-40-55, formerly Emerging Issues Task Force No. 97-10, "The Effect of Lessee Involvement in Asset Construction."  Accordingly, fixed expenses per compensated man-day for the three and six months ended June 30, 2018 include depreciation expense of $4.1 million and $8.2 million, respectively, and interest expense of $1.4 million and $2.9 million, respectively, in order to more properly reflect the cash flows associated with the lease at the South Texas Family Residential Center.  Upon adoption of ASC 842, all rental payments associated with this lease are classified as operating expenses.

Revenue

Total revenue consists of management revenue we generate through CoreCivic Safety and CoreCivic Community in the operation of correctional, detention, and residential reentry facilities, as well as the revenue we generate from TransCor and our electronic monitoring and case management services.  Total revenue also consists of rental revenue we generate through CoreCivic Properties from facilities we lease to third-party operators.  The following table reflects the components of revenue for the three and six months ended June 30, 2019 and 2018 (in millions):

	For the Three Months Ended June 30,
	2019	2018	$ Change	% Change
Management revenue:
Federal	$252.2	$215.9	$36.3	16.8%
State	167.6	176.5	(8.9)	(5.0%)
Local	24.9	25.0	(0.1)	(0.4%)
Other	26.4	20.5	5.9	28.8%
Total management revenue	471.1	437.9	33.2	7.6%
Rental revenue	19.2	12.0	7.2	60.0%
Other	—	—	—	—
Total revenue	$490.3	$449.9	$40.4	9.0%

	For the Six Months Ended June 30,
	2019	2018	$ Change	% Change
Management revenue:
Federal	$494.3	$427.2	$67.1	15.7%
State	338.9	353.7	(14.8)	(4.2%)
Local	49.7	49.1	0.6	1.2%
Other	53.1	37.2	15.9	42.7%
Total management revenue	936.0	867.2	68.8	7.9%
Rental revenue	38.3	23.6	14.7	62.3%
Other revenue	0.1	—	0.1	—
Total revenue	$974.4	$890.8	$83.6	9.4%

The $33.2 million, or 7.6%, increase in total management revenue for the three months ended June 30, 2019 as compared with the same period in 2018 was primarily a result of an increase in revenue of approximately $15.0 million driven by an increase in the average daily compensated population.  The $68.8 million, or 7.9%, increase in total management revenue for the six months ended June 30, 2019 as compared with the same period in 2018 was primarily a result of an increase in revenue of approximately $31.8 million also driven by an increase in average daily compensated population.  The increase in total management revenue in both the three- and six-month periods was also a result of an increase in revenue of approximately $18.2 million and $37.0 million, respectively, driven primarily by an increase of 2.9% and 3.0%, respectively, in average revenue per compensated man-day, and the acquisition of Recovery Monitoring Solutions Corporation, or RMSC, an electronic monitoring and case management subsidiary, in the fourth quarter of 2018.  The increase in average revenue per compensated man-day in both periods was primarily the result of the effect of per diem increases at several of our facilities as well as a higher mix of federal populations at higher per diem rates.

Average daily compensated population increased 2,109, or 3.4%, to 64,680 during the three months ended June 30, 2019 compared to 62,571 during the three months ended June 30, 2018.  Average daily compensated population increased 2,243, or 3.6%, to 64,616 during the six months ended June 30, 2019 compared to 62,373 during the six months ended June 30, 2018.  Average daily compensated population in both periods increased primarily as a result of the new contract with the Commonwealth of Kentucky Department of Corrections, or KYDOC, to care for medium and close-security offenders at our previously idled 816-bed Lee Adjustment Center in Kentucky. The new contract with the KYDOC commenced on November 19, 2017, and we began receiving offenders at the Lee facility late in the first quarter of 2018. Additional populations from the USMS and ICE also contributed to an increase in average daily compensated population during 2019. These average daily compensated population increases in both the three- and six-month periods were partially offset by the continued and anticipated decline in California inmates held in our out-of-state facilities.

The solutions we provide to our federal customers, including primarily the BOP, the USMS, and ICE, continue to be a significant component of our business.  Our federal customers generated approximately 51% and 48% of our total revenue for the three months ended June 30, 2019 and 2018, respectively, increasing $36.3 million, or 16.8%, during the three months ended June 30, 2019 as compared with the same period in 2018.  Our federal customers generated approximately 51% and 48% of our total revenue for the six months ended June 30, 2019 and 2018, respectively, increasing $67.1 million, or 15.7%, during the six months ended June 30, 2019 as compared with the same period in 2018.  The increase in federal revenues in 2019 primarily resulted from the combined effect of per diem increases for several of our federal contracts and a net increase in federal populations at certain other facilities, primarily from the USMS and ICE.  Two new contracts with the USMS at our Tallahatchie County Correctional Facility and with ICE at our La Palma Correctional Center executed in June 2018 and July 2018, respectively, contributed to these higher federal populations.

State revenues from contracts at correctional, detention, and residential reentry facilities that we operate decreased $8.9 million, or 5.0%, from the second quarter of 2018 to the second quarter of 2019.  State revenues decreased $14.8 million, or 4.2%, from the six months ended June 30, 2018 to the comparable period in 2019.  The decrease in state revenues in both the three- and six-month periods was primarily a result of a continued, and anticipated decline in California inmates held in our out-of-state facilities, which transition was completed during the second quarter of 2019.  The decrease in state revenues was partially offset by new contracts with the KYDOC at our Lee Adjustment Center and the state of Ohio at our Northeast Ohio Correctional Center, and by new contracts with the states of Vermont, Wyoming and South Carolina at our Tallahatchie County Correctional Facility, as further described hereafter.  Per diem increases and a net increase in state populations at certain other facilities also contributed to the offset.

Several of our state partners have experienced improvements in their budgets which has helped us secure recent per diem increases at certain facilities.  Further, several of our existing state partners, as well as prospective state partners, are experiencing growth in offender populations and overcrowded conditions, are considering alternative correctional capacity for their aged and inefficient infrastructure, or are seeking cost savings by utilizing the private sector.  Although we can provide no assurance that we will enter into any new contracts, we believe we are well positioned to provide states with needed bed capacity, as well as the programming and reentry services they are seeking. Since the beginning of 2018, we have completed the intake of new inmate populations as a result of new contracts with Ohio, Kentucky, Nevada, South Carolina, and Vermont, while Wyoming began utilizing an existing contract it had not utilized in nearly a decade.

The $5.9 million, or 28.8%, increase and the $15.9 million, or 42.7%, increase in other management revenue from the three and six months ended June 30, 2018 to the comparable periods in 2019 were both primarily a result of the acquisition of RMSC in the fourth quarter of 2018.

The $7.2 million, or 60.0%, increase and the $14.7 million, or 62.3%, increase in rental revenue from the three and six months ended June 30, 2018 to the comparable periods in 2019 were both primarily a result of acquisitions in 2018 of multiple properties leased to third parties, as further described hereafter.

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

Operating Expenses

Operating expenses totaled $345.7 million and $320.5 million for the three months ended June 30, 2019 and 2018, respectively, while operating expenses for the six months ended June 30, 2019 and 2018 totaled $691.5 million and $639.7 million, respectively.  Operating expenses consist of those expenses incurred in the operation and management of correctional, detention, and residential reentry facilities, as well as those expenses incurred in the operations of TransCor and our electronic monitoring and case management services.  Operating expenses also consist of those expenses incurred in the operation of facilities we lease to third-party operators.

Expenses incurred by CoreCivic Safety and CoreCivic Community in connection with the operation and management of our correctional, detention, and residential reentry facilities, as well as those incurred in the operations of TransCor and our electronic monitoring and case management services, increased $22.9 million, or 7.2%, during the second quarter of 2019 when compared with the same period in 2018. Expenses incurred by these segments increased $47.1 million, or 7.4%, during the six months ended June 30, 2019, when compared to the same period in the prior year.  Similar to our management revenue, there were several factors that contributed to the increase in operating expenses incurred in these segments in both the three- and six-month periods. The additional operating expenses resulting from the activation of our previously idled Lee Adjustment Center due to a new contract award from the KYDOC and the new contracts at our Tallahatchie and La Palma facilities contributed to the increase in operating expenses.  Additional expenses resulting from the acquisition of RMSC in the fourth quarter of 2018 also contributed to the increase in operating expenses.  In addition, operating expenses also increased in both periods due to activation expenses incurred in connection with the aforementioned new IGSAs with ICE and the USMS at our previously idled Torrance and Eden facilities, respectively.  Operating expenses also increased in the three- and six-month periods as a result of the aforementioned adoption of ASC 842 on January 1, 2019. Prior to adoption of ASC 842, a portion of the rental payments for the South Texas Family Residential Center was classified as depreciation and interest expense in accordance with ASC 840-40-55. The aggregate depreciation and interest expense associated with the lease at the South Texas Family Residential Center for the three and six months ended June 30, 2018 totaled $5.5 million and $11.1 million, respectively.  Upon adoption of ASC 842, all rental payments associated with this lease are classified as operating expenses.

Total expenses per compensated man-day increased to $56.32 during the three months ended June 30, 2019 from $56.00 during the three months ended June 30, 2018, and increased to $56.68 during the six months ended June 30, 2019 from $56.37 during the same period in the prior year.  Fixed expenses per compensated man-day increased to $40.12 during the three months ended June 30, 2019 from $39.66 during the same period in the prior year, and increased to $40.76 during the six months ended June 30, 2019 from $40.12 during the same period in the prior year.  The increase in fixed expenses per compensated man-day in both periods was primarily due to increases in salaries and benefits expenses.  The aforementioned expenses associated with the activation of operations at our Torrance and Eden facilities also negatively impacted expenses per compensated man-day in both periods in 2019.

As the economy has improved and the nation's unemployment rate has declined, we have experienced wage pressures in certain markets across the country, and have provided wage increases to remain competitive.  These wage pressures contributed to the increase in fixed expenses per compensated man-day during both periods in 2019 when compared to the same periods in 2018. We continually monitor compensation levels very closely along with overall economic conditions and will set wage levels necessary to help ensure the long-term success of our business.  Further, we continually evaluate the structure of our employee benefits package and training programs to ensure we are better able to attract and retain our employees.  Salaries and benefits represent the most significant component of our operating expenses, representing approximately 59% of our total operating expenses for the first six months of 2019 and 60% of our total operating expenses during the twelve months ended December 31, 2018.

Operating expenses incurred by CoreCivic Properties in connection with facilities we lease to third-party operators increased $2.3 million, or 73.2%, during the second quarter of 2019 when compared with the same period in 2018, and increased $4.9 million, or 77.3%, during the six months ended June 30, 2019 when compared with the same period in 2018.  The increase in expenses in this segment in both periods was primarily the result of acquisitions in 2018 of multiple properties leased to third parties.

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

Based on information available as of the date of this Quarterly Report, except for the contract with the BOP at our Adams County Correctional Center as previously described herein, we believe we will renew all contracts with our government partners that have expired or are scheduled to expire within the next twelve months that could have a material impact on our financial statements.  We believe our renewal rate on existing contracts remains high due to a variety of reasons including, but not limited to, the constrained supply of available beds within the U.S. correctional system, our ownership of the majority of the beds we operate, and the cost effectiveness of the services we provide.  However, we cannot assure we will continue to achieve such renewal rates in the future.

CoreCivic Safety

CoreCivic Safety includes the operating results of the correctional and detention facilities that we operated during each period.  Total revenue generated by CoreCivic Safety increased $27.2 million, or 6.6%, from $413.2 million in the second quarter of 2018 to $440.4 million in the second quarter of 2019, and increased $57.0 million, or 7.0%, from $817.7 million during the six months ended June 30, 2018 to $874.7 million during the six months ended June 30, 2019.  CoreCivic Safety's facility net operating income, or facility revenues less operating expenses, increased $8.7 million, or 7.6%, from $114.7 million during the three months ended June 30, 2018 to $123.4 million during the three months ended June 30, 2019, and increased $18.4 million, or 8.3% from $222.7 million during the six months ended June 30, 2018 to $241.1 million during the six months ended June 30, 2019.  The aggregate depreciation and interest expense associated with the lease at the South Texas Family Residential Center for the three and six months ended June 30, 2018, totaling $5.5 million and $11.1 million, respectively, is not included in the 2018 net operating income amount, but is included in the following per compensated man-day statistics for the three and six months ended June 30, 2018.  During the three and six months ended June 30, 2019, CoreCivic Safety generated 85.3% and 85.2%, respectively, of our total facility net operating income, compared with 88.6% and 88.6%, respectively, during the three and six months ended June 30, 2018.

The following table displays the revenue and expenses per compensated man-day for CoreCivic Safety's correctional and detention facilities placed into service that we own and manage and for the facilities we manage but do not own, inclusive of the transportation services provided by TransCor:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
CoreCivic Safety Facilities:
Revenue per compensated man-day	$79.77	$77.76	$79.81	$77.67
Operating expenses per compensated man-day:
Fixed expense	40.68	40.25	41.35	40.71
Variable expense	16.74	16.96	16.45	16.86
Total	57.42	57.21	57.80	57.57
Operating income per compensated man-day	$22.35	$20.55	$22.01	$20.10
Operating margin	28.0%	26.4%	27.6%	25.9%
Average compensated occupancy	83.3%	80.2%	83.1%	79.9%
Average available beds	72,833	72,833	72,833	72,833
Average compensated population	60,670	58,393	60,556	58,162

Operating margins within the CoreCivic Safety facilities during the three and six months ended June 30, 2019 were positively impacted by the aforementioned new contract with the KYDOC at our Lee Adjustment Center.  During the first six months of 2018, we incurred start-up expenses at the facility as we prepared to receive offender populations from the KYDOC late in the first quarter of 2018.  As California populations declined at the Tallahatchie facility during the first six months of 2018, we retained staff at the facility in anticipation of new contracts, which we ultimately obtained from the USMS, and the states of Vermont, Wyoming, and South Carolina, resulting in a favorable impact to operating margins in 2019 when compared to the prior year.  An increase in offender populations from the USMS and ICE across the portfolio, as well as per diem increases at several of our facilities, also positively impacted operating margins when comparing the three and six months ended June 30, 2019 to the comparable periods in 2018.  The positive impact on operating margins of these events was partially offset by the $2.7 million of activation expenses at our Torrance and Eden facilities as we prepared to receive detainee and inmate populations from ICE and the USMS, respectively, in the third quarter of 2019.

During the first quarter of 2015, the adult inmate population held in state of California institutions first met a Federal court order to reduce inmate populations below 137.5% of its capacity.  Inmate populations in the state continued to decline below the court ordered capacity limit which has resulted in declining inmate populations in the out-of-state program at facilities we own and operate. The state of California's budget for fiscal 2018-2019, signed by the Governor of California in June 2018, anticipated that all inmates would be returned to the State by January 2019.  In accordance with the budget for fiscal 2018-2019, all inmates were removed from our 2,672-bed Tallahatchie County Correctional Facility in Tutwiler, Mississippi in the second quarter of 2018. However, due to the higher-than-expected population in fiscal 2018-2019, the State was unable to accept the transfer of the inmates cared for at our 3,060-bed La Palma Correctional Center in Eloy, Arizona, our remaining out-of-state facility caring for California inmates at the time.  During January 2019, the Governor issued a proposed budget for fiscal 2019-2020, which assumed all inmates would be returned from out-of-state facilities by June 30, 2019.  Accordingly, all remaining California inmates were removed from our La Palma facility as of June 30, 2019.  During the three months ended June 30, 2019 and 2018, we cared for an average daily population of approximately 600 and 3,300 California inmates, respectively, in facilities outside the state.  This decline in population resulted in a decrease in revenue of $16.3 million and $31.1 million, respectively, from the three and six months ended June 30, 2018 to the comparable periods in 2019.   Approximately 1% and 5% of our total revenue for the six months ended June 30, 2019 and 2018, respectively, was generated from the California Department of Corrections and Rehabilitation in facilities housing inmates outside the state of California.

On June 14, 2018, we announced that we entered into a new contract under an IGSA between the Tallahatchie County Correctional Authority, Tutwiler, Mississippi and the USMS at our Tallahatchie County Correctional Facility.  The new contract, which also authorizes ICE to utilize the facility, commenced on June 14, 2018, and has an initial term expiring June 30, 2020, with unlimited two-year extension options thereafter upon mutual agreement. On September 19, 2018, we announced that we entered into a new contract with the Vermont Department of Corrections to care for up to 350 of the State's inmates at our Tallahatchie facility.  The new contract commenced on October 1, 2018, and has an initial term of two years, with one additional two-year extension option thereafter upon mutual agreement. We began receiving inmates from Vermont at our Tallahatchie facility during the fourth quarter of 2018. On June 30, 2019, we cared for approximately 550 offenders from the USMS, 1,300 detainees from ICE, 275 inmates from Vermont, and approximately 125 offenders under additional new contracts from the states of South Carolina and Wyoming at our Tallahatchie facility.

On July 24, 2018, we announced that the city of Eloy agreed to modify an existing IGSA with ICE to add the La Palma facility as a place of performance.  The new contract commenced on July 24, 2018, and has an indefinite term, subject to termination by either party with 90 days' written notice.  Capacity at the facility has initially been made available to ICE under the new agreement as California inmate populations declined at the facility.  On June 30, 2019, we cared for approximately 2,750 detainees from ICE at our La Palma facility.

As previously discussed herein, on May 1, 2019, the BOP announced that it elected not to renew the contract at our 2,232-bed Adams County Correctional Center in Adams County, Mississippi.  On June 28, 2019, the BOP executed an amendment to the existing contract to allow ICE to use up to 660 beds to care for adult male detainees.  We are negotiating a new IGSA to continue to allow ICE to utilize the remaining available beds at the Adams facility, although we can provide no assurance that we will ultimately reach a new agreement to provide ICE with capacity at the Adams facility.  On July 18, 2019, the BOP contract, which was originally scheduled to expire on July 30, 2019, was extended to August 30, 2019.  As of July 31, 2019, we cared for approximately 350 detainees from ICE and 500 BOP inmates at the Adams facility.

During the three months ended March 31, 2019, ICE officials announced that as of April 1, 2019, they would be converting, at least on a temporary basis, most of a competitor-operated family residential center to a detention center for single immigrant women.  At this time, we are unaware of plans for ICE to make any changes to its use or utilization of the South Texas Family Residential Center, which generated $42.7 million and $43.0 million in revenue during the three months ended June 30, 2019 and 2018, respectively, and $85.5 million and $85.7 million in revenue during the six months ended June 30, 2019 and 2018, respectively. We lease the South Texas Family Residential Center and the site upon which it was constructed from a third-party lessor.  Our lease agreement with the lessor is over a base period concurrent with an IGSA with ICE which was amended in October 2016 to extend the term of the agreement through September 2021.  However, ICE can terminate the agreement related to the South Texas Family Residential Center for convenience or non-appropriation of funds, without penalty, by providing us with at least a 60-day notice.  In the event we cancel the lease with the third-party lessor prior to its expiration as a result of the termination of the IGSA by ICE for convenience, and if we are unable to reach an agreement for the continued use of the facility within 90 days from the termination date, we are required to pay a termination fee based on the termination date, currently equal to $7.0 million and declining to zero by October 2020.

CoreCivic Community

CoreCivic Community includes the operating results of the residential reentry centers that we operated during each period, along with the operating results of our electronic monitoring and case management services from the acquisition dates of the subsidiaries providing those services.  Total revenue generated by CoreCivic Community increased $6.0 million, or 24.2%, from $24.7 million during the second quarter of 2018 to $30.7 million during the second quarter of 2019, and increased $11.8 million, or 23.7%, from $49.5 million during the six months ended June 30, 2018 to $61.3 million during the six months ended June 30, 2019.  CoreCivic Community's facility net operating income increased $1.7 million, or 27.8%, from $6.0 million during the three months ended June 30, 2018 to $7.6 million during the three months ended June 30, 2019, and increased $3.3 million, or 28.9%, from $11.4 million during the six months ended June 30, 2018 to $14.7 million during the six months ended June 30, 2019.  During the three and six months ended June 30, 2019, CoreCivic Community generated 5.3% and 5.2%, respectively, of our total facility net operating income, compared with 4.6% and 4.5%, respectively, during the three and six months ended June 30, 2018.

The following table displays the revenue and expenses per compensated man-day for CoreCivic Community's residential reentry facilities placed into service that we own and manage, but exclusive of the electronic monitoring and case management services given that revenue is not generated on a per compensated man-day basis for these services:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
CoreCivic Community Facilities:
Revenue per compensated man-day	$57.31	$54.16	$57.01	$54.14
Operating expenses per compensated man-day:
Fixed expense	31.61	31.31	31.86	31.95
Variable expense	8.12	7.79	7.93	7.78
Total	39.73	39.10	39.79	39.73
Operating income per compensated man-day	$17.58	$15.06	$17.22	$14.41
Operating margin	30.7%	27.8%	30.2%	26.6%
Average compensated occupancy	76.0%	80.1%	77.2%	80.8%
Average available beds	5,274	5,214	5,257	5,214
Average compensated population	4,010	4,178	4,060	4,211

Operating margins in the CoreCivic Community segment for both the three- and six-month periods ended June 30, 2019 were positively impacted by an increase in revenue, primarily driven by per diem increases across the portfolio.  This positive impact on operating margins was somewhat offset by the aforementioned decline in utilization from the state of Oklahoma at one of our residential reentry centers in Oklahoma and the consolidation of residents into our other reentry facilities located in the state. We idled the Oklahoma reentry facility in the second quarter of 2019.

The acquisition of RMSC on December 1, 2018, which provides non-residential correctional alternatives, including electronic monitoring and case management services, also positively impacted CoreCivic Community's facility net operating income in 2019.

CoreCivic Properties

CoreCivic Properties includes the operating results of the properties we leased to third parties and that were used by government agencies during each period.  Total revenue generated by CoreCivic Properties increased $7.1 million, or 59.5%, from $12.0 million in the second quarter of 2018 to $19.1 million in the second quarter of 2019, and increased $14.6 million, or 62.0%, from $23.6 million during the six months ended June 30, 2018 to $38.3 million during the six months ended June 30, 2019.  CoreCivic Properties' facility net operating income increased $4.8 million, or 54.6%, from $8.8 million in the second quarter of 2018 to $13.6 million in the second quarter of 2019, and increased $9.8 million, or 56.4%, from $17.3 million during the six months ended June 30, 2018 to $27.1 million during the six months ended June 30, 2019.  The increase in total revenue and net operating income were primarily the result of the properties we acquired in 2018.  During the three and six months ended June 30, 2019, CoreCivic Properties generated 9.4% and 9.6%, respectively, of our total facility net operating income, compared with 6.8% and 6.9%, respectively, during the three and six months ended June 30, 2018.

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

General and administrative expenses

For the three months ended June 30, 2019 and 2018, general and administrative expenses totaled $33.4 million and $27.5 million, respectively, while general and administrative expenses totaled $62.8 million and $52.5 million, respectively, during the six months ended June 30, 2019 and 2018.  General and administrative expenses consist primarily of corporate management salaries and benefits, professional fees, including those associated with mergers and acquisitions, or M&A, and other administrative expenses.  General and administrative expenses increased from the prior year periods primarily as a result of higher salaries, including incentive compensation, as well as professional fees and expenses associated with the relocation of our corporate headquarters.

Depreciation and amortization

For the three months ended June 30, 2019 and 2018, depreciation and amortization expense totaled $35.6 million and $38.6 million, respectively, while depreciation and amortization expense totaled $71.1 million and $76.6 million, respectively, during the six months ended June 30, 2019 and 2018.  Depreciation and amortization decreased primarily as a result of the aforementioned adoption of ASC 842 on January 1, 2019.  Prior to adoption of ASC 842, a portion of the rental payments for the South Texas Family Residential Center was classified as depreciation in accordance with ASC 840-40-55.  Depreciation expense associated with the lease at the South Texas Family Residential Center for the three and six months ended June 30, 2018 amounted to $4.1 million and $8.2 million, respectively.  Upon adoption of ASC 842, all rental payments associated with this lease are classified as operating expenses.  The decrease in depreciation and amortization expense was partially offset by the additional depreciation and amortization resulting from our M&A activities during 2018.

Asset impairments

As further described under "critical accounting policies", during the three months ended June 30, 2019, we incurred asset impairment charges of $4.3 million for a residential reentry center in Arizona that is expected to become idle in the third quarter of 2019.  During the three months ended June 30, 2018, we incurred an asset impairment charge of $1.6 million associated with the sale of our corporate headquarters, which was completed in the third quarter of 2018.

Interest expense, net

Interest expense is reported net of interest income and capitalized interest for the three and six months ended June 30, 2019 and 2018.  Gross interest expense, net of capitalized interest, was $21.4 million and $19.4 million for the three months ended June 30, 2019 and 2018, respectively, and was $43.2 million and $38.8 million for the six months ended June 30, 2019 and 2018, respectively. Gross interest expense is based on outstanding borrowings under our revolving credit facility, our outstanding Incremental Term Loan, or Term Loan, our outstanding senior notes, and our outstanding non-recourse mortgage notes, as well as the amortization of loan costs and unused facility fees.  The increase in gross interest expense primarily resulted from an increase in the average outstanding balance on our revolving credit facility, as well as an increase in the London Interbank Offered Rate, or LIBOR, and higher interest expense associated with the new non-recourse mortgage notes issued during 2018, as further described hereafter.  Partially offsetting the increase in expense was the reduction in interest expense associated with the lease of the South Texas Family Residential Center.  Interest expense associated with the lease of this facility was $1.4 million and $2.9 million during the three and six months ended June 30, 2018, respectively, classified as such in accordance with ASC 840-40-55.  As previously described herein, upon adoption of ASC 842 on January 1, 2019, all rental payments associated with this lease are classified as operating expenses.

We have benefited from relatively low interest rates on our revolving credit facility, which is largely based on LIBOR.  Based on our total leverage ratio, borrowings under our revolving credit facility during 2018 and the first six months of 2019 were at the base rate plus a margin of 0.50% or at LIBOR plus a margin of 1.50%, and a commitment fee equal to 0.35% of the unfunded balance. Interest rates under the Term Loan are the same as the interest rates under our revolving credit facility.

On January 19, 2018, we acquired the 261,000 square-foot Capital Commerce Center located in Tallahassee, Florida for a purchase price of $44.7 million.  The acquisition was partially financed with a $24.5 million non-recourse mortgage note, or the Capital

Commerce Note, which is fully-secured by the Capital Commerce Center property, with an interest rate of 4.5%, maturing in January 2033.

On April 20, 2018, CoreCivic of Kansas, LLC, a wholly-owned subsidiary of ours, priced $159.5 million in aggregate principal amount of non-recourse senior secured notes, or the Kansas Notes, in a private placement pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended.  The private placement closed on June 1, 2018. We are using the proceeds of the private placement, which are drawn on quarterly funding dates beginning in the second quarter of 2018, to fund construction of the Lansing Correctional Facility, as further described hereafter, along with costs and expenses of the project.  The Kansas Notes have a yield to maturity of 4.43% and are scheduled to mature in January 2040, approximately 20 years following completion of the project, which is expected to occur during the first quarter of 2020.  We capitalized $1.1 million and $2.0 million of interest associated with this construction project during the three and six months ended June 30, 2019, respectively.

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

Gross interest income was $0.7 million and $0.4 million for the three months ended June 30, 2019 and 2018, respectively, and was $1.1 million and $0.7 million for the six months ended June 30, 2019 and 2018, respectively.  Gross interest income is earned on notes receivable, investments, cash and cash equivalents, and restricted cash.  Total capitalized interest was $1.8 million and $0.1 million during the three months ended June 30, 2019 and 2018, respectively, and was $2.7 million and $0.1 million during the six months ended June 30, 2019 and 2018, respectively. Capitalized interest was primarily associated with the construction of the Lansing Correctional Facility and the expansion of our Otay Mesa Detention Center, as further described hereafter.

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

During the three months ended June 30, 2019 and 2018, our financial statements reflected an income tax expense of $2.0 million and $2.4 million, respectively.  During the six months ended June 30, 2019 and 2018, our financial statements reflected an income tax expense of $4.5 million and $4.4 million, respectively.  Our effective tax rate was 4.4% and 5.4% during the six months ended June 30, 2019 and 2018, respectively.

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

To maintain our qualification as a REIT, we generally are required to distribute annually to our stockholders at least 90% of our REIT taxable income (determined without regard to the dividends paid deduction and excluding net capital gains). Our REIT taxable income will not typically include income earned by our TRSs except to the extent our TRSs pay dividends to the REIT.  Our Board of Directors declared a quarterly dividend of $0.44 for the first and second quarters of 2019 totaling $53.0 million in the first quarter and

$52.9 million in the second quarter. The amount, timing and frequency of future distributions will be at the sole discretion of our Board of Directors and will be declared based upon various factors, many of which are beyond our control, including our financial condition and operating cash flows, the amount required to maintain qualification and taxation as a REIT and to reduce any income and excise taxes that we otherwise would be required to pay, limitations on distributions in our existing and future debt instruments, limitations on our ability to fund distributions using cash generated through our TRSs, alternative growth opportunities that require capital deployment, and other factors that our Board of Directors may deem relevant.

As of June 30, 2019, our liquidity was provided by cash on hand of $56.7 million, and $522.8 million available under our revolving credit facility.  Our Credit Agreement also contains an "accordion" feature that provides for uncommitted incremental extensions of credit in the form of increases in the revolving commitments or incremental term loans of up to $350.0 million. During the six months ended June 30, 2019 and 2018, we generated $166.6 million and $183.7 million, respectively, in cash through operating activities.  We currently expect to be able to meet our cash expenditure requirements for the next year utilizing these resources. Some banks that are party to our Second Amended and Restated Credit Agreement, or Credit Agreement, have announced that they do not expect to continue to provide credit or financial services to private entities that operate correctional and detention facilities, including CoreCivic.  We expect these banks to continue to honor existing contracts, including their commitments under our Credit Agreement, which expires in April 2023.  For additional information please see "Item 1A. Risk Factors" of this Quarterly Report.  These decisions have currently affected the capital markets for our securities, and we can provide no assurance that additional banks that are party to our Credit Agreement will not make similar decisions, or that new banks will be willing to become party to our Credit Agreement, or that the capital markets for our securities will improve.  We have no debt maturities until April 2020, when our $325.0 million of unsecured notes mature.  We currently have the capacity under our revolving credit facility to repay our $325 million of unsecured notes maturing in April 2020, and expect to continue to have such capacity through maturity.  We will also monitor the capital markets and may issue debt securities or obtain other forms of capital if, and when we determine that market conditions are favorable.

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

Debt and equity

As of June 30, 2019, we had $350.0 million principal amount of unsecured notes outstanding with a fixed stated interest rate of 4.625%, $325.0 million principal amount of unsecured notes outstanding with a fixed stated interest rate of 4.125%, $250.0 million principal amount of unsecured notes outstanding with a fixed stated interest rate of 5.0%, and $250.0 million principal amount of unsecured notes outstanding with a fixed stated interest rate of 4.75%.  In addition, we had $22.8 million outstanding under the Capital Commerce Note with a fixed stated interest rate of 4.5%, $124.5 million outstanding under the Kansas Notes with a fixed stated interest rate of 4.43%, and $152.9 million outstanding under the SSA-Baltimore Note with a fixed stated interest rate of 4.5%.  We also had $195.0 million outstanding under our Term Loan with a variable interest rate of 3.9% and $252.0 million outstanding under our revolving credit facility with a variable weighted average interest rate of 3.9%.  As of June 30, 2019, our total weighted average effective interest rate was 4.8%, while our total weighted average maturity was 5.8 years.  We may also seek to issue debt or equity securities from time to time when we determine that market conditions and the opportunity to utilize the proceeds from the issuance of such securities are favorable.

On August 28, 2018, we entered into an Amended and Restated ATM Equity Offering Sales Agreement, or ATM Agreement, with multiple sales agents, pursuant to which we may offer and sell to or through the agents, from time to time, shares of our common stock, par value $0.01 per share, having an aggregate gross sales price of up to $200.0 million. Sales, if any, of our shares of common stock will be made primarily in "at-the-market" offerings, as defined in Rule 415 under the Securities Act of 1933, as amended. The shares of common stock will be offered and sold pursuant to our registration statement on Form S-3 and a related prospectus supplement, both filed with the SEC on August 28, 2018.  We intend to use substantially all of the net proceeds from any sale of shares of our common stock to repay outstanding borrowings or for working capital and other general corporate purposes, which may include investments.  There were no shares of our common stock sold under the ATM Agreement during 2018 or during the first six months of 2019.

Facility acquisitions, development, and capital expenditures

On May 6, 2019, we completed the acquisition of a 37,000 square-foot office building in Detroit, Michigan, for $7.2 million, excluding transaction related expenses, that was built-to-suit for the MDHHS in 2002.  The property is 100% leased to the MDTMB on behalf of MDHHS through June 2028 and includes one six-year renewal option at the sole discretion of the MDTMB.

On February 20, 2019, we acquired the South Raleigh Reentry Center, a 60-bed residential reentry center in Raleigh, North Carolina, for $0.9 million, excluding transaction-related expenses.

On January 24, 2018, we entered into a 20-year lease agreement with the KDOC for a 2,432-bed correctional facility we are constructing in Lansing, Kansas, for a total project cost of approximately $155.0 million to $160.0 million.  Construction of the facility is being funded with proceeds from the private placement of the Kansas Notes, as previously described herein. As of June 30, 2019, we have capitalized $109.3 million associated with the construction project. This transaction represents the first development of a privately owned, build-to-suit correctional facility to be operated by a government agency through a long-term lease agreement.  We will be responsible for facility maintenance throughout the 20-year term of the lease, at which time ownership will revert to the State.  Construction of the new facility commenced in the first quarter of 2018 and is expected to be completed during the first quarter of 2020.  With the extensively aged criminal justice infrastructure in the U.S. today, we believe we can bring our flexible solutions like this to other government agencies.

As a result of long-standing demand from the USMS and ICE, and limited detention capacity in the Southwest region of the United States, during the fourth quarter of 2018, we obtained permits necessary to expand our 1,482-bed Otay Mesa Detention Center in San Diego, California by 512 beds.  The expansion is expected to be complete during the fourth quarter of 2019 at an estimated cost of approximately $42.0 million, including $33.2 million incurred through June 30, 2019.  Both the USMS and ICE currently utilize the Otay Mesa Detention Center under an existing contract that enables both agencies to utilize the additional capacity.

Several of our existing federal and state partners, as well as prospective state partners, are experiencing growth in offender populations and overcrowded conditions, are considering alternative correctional capacity for their aged or inefficient infrastructure, or are seeking cost savings by utilizing the private sector.  Competing budget priorities often impede our customers' ability to construct new prison beds of their own or update older facilities, which we believe could result in further need for private sector prison capacity solutions in the long-term. Over the long-term, we would like to see meaningful utilization of our available capacity and better visibility from our customers into their potential future needs before we develop new prison capacity on a speculative basis. We will, however, respond to customer demand and may develop or expand correctional and detention facilities when we believe potential long-term returns justify the capital deployment, such as the aforementioned expansion of our Otay Mesa Detention Center.  We expect to continue to pursue investment opportunities in residential reentry centers and are in various stages of due diligence to complete additional acquisitions. The transactions that have not yet closed will also be subject to various customary closing conditions, and we can provide no assurance that any such transactions will ultimately be completed.  We are also pursuing additional investment opportunities in other real estate assets with a bias toward those used to provide mission-critical governmental services, as well as other businesses that expand the range of solutions we provide to government partners, and expect to complete additional acquisitions that would further diversify our cash flows and generate attractive risk-adjusted returns for our shareholders.

Operating Activities

Our net cash provided by operating activities for the six months ended June 30, 2019 was $166.6 million, compared with $183.7 million for the same period in the prior year. Cash provided by operating activities represents the year to date net income plus depreciation and amortization, changes in various components of working capital, and various non-cash charges.

Investing Activities

Our cash flow used in investing activities was $146.1 million for the six months ended June 30, 2019 and was primarily attributable to a $30.0 million payment made on January 2, 2019, reflected in acquisitions, net of cash acquired on the consolidated statement of cash flows, pursuant to a previously disclosed agreement with the state of Montana entered into in the third quarter of 2018 to extend our ownership of the Crossroads Correctional Center for the estimated duration of its useful life. Our cash flow used in investing activities also included $8.6 million attributable to the acquisitions of the South Raleigh Reentry Center and the MDHHS office building in Detroit Michigan, both as previously described herein. Capital expenditures during the six-month period ended June 30, 2019 also included capital expenditures for facility development and expansions of $84.8 million and $23.5 million for facility maintenance and information technology capital expenditures.  Our cash flow used in investing activities was $96.1 million for the six months ended June 30, 2018 and was primarily attributable to capital expenditures during the six-month period of $44.2 million, including expenditures for facility development and expansions of $13.2 million and $31.0 million for facility maintenance and information technology capital expenditures.  Our cash flow used in investing activities also included $50.5 million attributable to the acquisitions of RMOMS and Capital Commerce Center in the first six months of 2018.

Financing Activities

Cash flow used in financing activities was $7.8 million for the six months ended June 30, 2019 and was primarily attributable to dividend payments of $104.7 million and $3.5 million for the purchase and retirement of common stock that was issued in connection with equity-based compensation.  In addition, cash flow used in financing activities included $7.4 million of contingent consideration associated with the acquisition of a business and $5.8 million of scheduled principal repayments under our Term Loan and non-recourse mortgage notes.  These payments were partially offset by $51.0 million of net borrowings under our revolving credit facility and $62.1 million of proceeds from the quarterly borrowings of the Kansas Notes during the construction period of the Lansing Correctional Facility.

Cash flow used in financing activities was $63.2 million for the six months ended June 30, 2018 and was primarily attributable to dividend payments of $102.1 million and $2.5 million for the purchase and retirement of common stock that was issued in connection with equity-based compensation.  Cash flow used in financing activities in the six months ended June 30, 2018 also included $5.3 million of payments of debt issuance and other refinancing and related costs and $3.0 million of scheduled principal repayments under our Term Loan and non-recourse mortgage note.  These payments were partially offset by $12.5 million of net borrowings under our revolving credit facility, $24.5 million of proceeds from the issuance of the Capital Commerce Note, and $15.0 million of proceeds from the quarterly borrowing of the Kansas Notes during the construction period of the Lansing Correctional Facility.

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

We also present Normalized FFO as an additional supplemental measure as we believe it is more reflective of our core operating performance. We may make adjustments to FFO from time to time for certain other income and expenses that we consider non-recurring, infrequent or unusual, even though such items may require cash settlement, because such items do not reflect a necessary component of our ongoing operations.  Even though expenses associated with M&A may be recurring, the magnitude and timing fluctuate based on the timing and scope of M&A activity, and therefore, such expenses, which are not a necessary component of our ongoing operations, may not be comparable from period to period.  Start-up expenses are those incremental expenses incurred to activate idle correctional facilities.  Normalized FFO excludes the effects of such items.

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

Our reconciliation of net income to FFO and Normalized FFO for the three and six months ended June 30, 2019 and 2018 is as follows (in thousands):

	For the Three Months Ended June 30,
FUNDS FROM OPERATIONS:	2019	2018
Net income	$48,578	$39,197
Depreciation and amortization of real estate assets	26,503	24,921
Impairment of real estate assets	4,428	1,580
Gain on sale of real estate assets	(287)	—
Funds From Operations	79,222	65,698
Expenses associated with debt refinancing transactions	—	1,016
Expenses associated with mergers and acquisitions	438	821
Start-up expenses	2,687	—
Goodwill and other impairments	278	—
Normalized Funds From Operations	$82,625	$67,535

	For the Six Months Ended June 30,
FUNDS FROM OPERATIONS:	2019	2018
Net income	$97,918	$76,974
Depreciation and amortization of real estate assets	53,102	49,329
Impairment of real estate assets	4,428	1,580
Gain on sale of real estate assets	(287)	—
Funds From Operations	155,161	127,883
Expenses associated with debt refinancing transactions	—	1,016
Expenses associated with mergers and acquisitions	874	1,339
Start-up expenses	2,687	—
Goodwill and other impairments	278	—
Normalized Funds From Operations	$159,000	$130,238

Contractual Obligations

The following schedule summarizes our contractual cash obligations by the indicated period as of June 30, 2019 (in thousands):

	Payments Due By Year Ended December 31,
	2019 (remainder)	2020	2021	2022	2023	Thereafter	Total
Long-term debt	$8,349	$343,849	$20,337	$274,231	$772,360	$503,041	$1,922,167
Interest on senior and mortgage notes	30,906	54,879	47,857	47,524	26,580	90,698	298,444
Contractual facility developments and other commitments	40,438	9,168	—	—	—	—	49,606
South Texas Family Residential Center	25,922	51,562	37,333	—	—	—	114,817
Operating leases	1,212	3,483	4,155	3,339	2,421	21,712	36,322
Total contractual cash obligations	$106,827	$462,941	$109,682	$325,094	$801,361	$615,451	$2,421,356

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

We had $25.2 million of letters of credit outstanding at June 30, 2019 primarily to support our requirement to repay fees and claims under our self-insured workers' compensation plan in the event we do not repay the fees and claims due in accordance with the terms of the plan.  The letters of credit are renewable annually.  We did not have any draws under these outstanding letters of credit during the six months ended June 30, 2019 or 2018.

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

Our primary market risk exposure is to changes in U.S. interest rates.  We are exposed to market risk related to our revolving credit facility and Term Loan because the interest rates on our revolving credit facility and Term Loan are subject to fluctuations in the market.  If the interest rate for our outstanding indebtedness under the revolving credit facility and the Term Loan was 100 basis points higher or lower during the three and six months ended June 30, 2019, our interest expense, net of amounts capitalized, would have been increased or decreased by $1.2 million and $2.4 million, respectively.

As of June 30, 2019, we had outstanding $325.0 million of senior notes due 2020 with a fixed interest rate of 4.125%, $350.0 million of senior notes due 2023 with a fixed interest rate of 4.625%, $250.0 million of senior notes due 2022 with a fixed interest rate of 5.0%, and $250.0 million of senior notes due 2027 with a fixed interest rate of 4.75%. We also had $22.8 million outstanding under the Capital Commerce Note with a fixed interest rate of 4.5%, $124.5 million outstanding under the Kansas Notes with a fixed interest rate of 4.43%, and $152.9 million outstanding under the SSA-Baltimore Note with a fixed interest rate of 4.5%.  Because the interest rates with respect to these instruments are fixed, a hypothetical 100 basis point increase or decrease in market interest rates would not have a material impact on our financial statements.

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

Item 1A of Part 1 of our 2018 Form 10-K includes a detailed discussion of the risk factors that could materially affect our business, financial condition or future prospects.  Set forth below is a discussion of the material changes in our risk factors previously disclosed in the 2018 Form 10-K.  The information below updates and should be read in conjunction with the risk factors in our 2018 Form 10-K.

Increasing activist resistance to the use of public-private partnerships for correctional and detention facilities could impact our ability to obtain financing to grow our business or to refinance existing indebtedness, which could have a material adverse effect on our business, financial condition and results of operations.

Our company does not, under longstanding policy, lobby for or against policies or legislation that would determine the basis for, or duration of, an individual's incarceration or detention.  This strict policy also applies to external government relations professionals working on our behalf at all levels of government.  Nonetheless, privatization of correctional and detention facilities has not achieved complete acceptance by the public at large. The operation of correctional and detention facilities by private entities has encountered resistance from certain groups, such as immigration advocates, labor unions, prison reform organizations and other special interest groups that believe correctional and detention facilities should only be operated by governmental agencies, or that alternatives to immigrant detention should be utilized to enforce the nation's border policies.  Further, opposition to immigration policies and the association of private companies with the enforcement of such policies have caused some banks to recently announce that they do not expect to continue providing credit or financial services to private entities that operate correctional and detention facilities, including CoreCivic. We expect that they will continue to honor their existing contracts, including commitments under our Credit Agreement, which expires in April 2023.  These decisions have currently affected the capital markets for our securities, and we can provide no assurance that additional banks that are party to our Credit Agreement will not make similar decisions, or that new banks will be willing to become party to our Credit Agreement, or that the capital markets for our securities will improve.  While we believe we will continue to have access to capital, restrictions on our access to capital could have a material adverse effect on our business, financial condition and results of operations.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

None.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

Exhibit Number	Description of Exhibits

4.1*

Supplemental Indenture (2020 Notes), dated as of May 31, 2019, by and among the Company, certain of its subsidiaries, and Regions Bank, successor-in-interest to U.S. Bank National Association, as Trustee.

4.2*

Supplemental Indenture (2023 Notes), dated as of May 31, 2019, by and among the Company, certain of its subsidiaries, and Regions Bank, successor-in-interest to U.S. Bank National Association, as Trustee.

4.3*

Supplemental Indenture (2022 Notes), dated as of May 31, 2019, by and among the Company, certain of its subsidiaries, and Regions Bank, successor-in-interest to U.S. Bank National Association, as Trustee.

4.4*

Supplemental Indenture (2027 Notes), dated as of May 31, 2019, by and among the Company, certain of its subsidiaries, and Regions Bank, successor-in-interest to U.S. Bank National Association, as Trustee.

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

101*

The following financial information from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Consolidated Balance Sheet, (ii) the Consolidated Statement of Operations, (iii) the Consolidated Statement of Cash Flows, (iv) the Consolidated Statement of Stockholders' Equity, and (v) the Notes to Consolidated Financial Statements. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

104*	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, formatted in Inline XBRL (included in Exhibit 101).

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CORECIVIC, INC.

Date: August 6, 2019
/s/ Damon T. Hininger
Damon T. Hininger
President and Chief Executive Officer

/s/ David M. Garfinkle
David M. Garfinkle
Executive Vice President, Chief Financial Officer, and Principal Accounting Officer