Form 10-Q
period 2019-09-30
CoreCivic, Inc.
filed 2019-11-07
CIK 1070985

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED:  SEPTEMBER 30, 2019

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

Indicate the number of shares outstanding of each class of Common Stock as of November 1, 2019:

Shares of Common Stock, $0.01 par value per share: 119,095,550 shares outstanding.

CORECIVIC, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2019

PART I – FINANCIAL INFORMATION

ITEM 1. – FINANCIAL STATEMENTS.

CORECIVIC, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED AND AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

ASSETS	September 30, 2019	December 31, 2018
Cash and cash equivalents	$47,537	$52,802
Restricted cash	25,541	21,335
Accounts receivable, net of allowance of $2,825 and $2,542, respectively	271,594	270,597
Prepaid expenses and other current assets	35,973	28,791
Total current assets	380,645	373,525
Real estate and related assets:
Property and equipment, net of accumulated depreciation of $1,487,134 and $1,516,664, respectively	2,836,841	2,830,589
Other real estate assets	239,149	247,223
Goodwill	48,169	48,169
Non-current deferred tax assets	18,951	14,947
Other assets	225,090	141,207
Total assets	$3,748,845	$3,655,660
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable and accrued expenses	$372,411	$352,275
Current portion of long-term debt, net	342,391	14,121
Total current liabilities	714,802	366,396
Long-term debt, net	1,521,785	1,787,555
Deferred revenue	15,877	26,102
Other liabilities	113,180	60,548
Total liabilities	2,365,644	2,240,601
Commitments and contingencies
Preferred stock – $0.01 par value; 50,000 shares authorized; none issued and outstanding at September 30, 2019 and December 31, 2018, respectively	—	—
Common stock – $0.01 par value; 300,000 shares authorized; 119,096 and 118,674 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	1,191	1,187
Additional paid-in capital	1,817,258	1,807,202
Accumulated deficit	(435,248)	(393,330)
Total stockholders' equity	1,383,201	1,415,059
Total liabilities and stockholders' equity	$3,748,845	$3,655,660

The accompanying notes are an integral part of these consolidated financial statements.

CORECIVIC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED AND AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
REVENUES	$508,522	$462,728	$1,482,880	$1,353,573
EXPENSES:
Operating	368,735	333,759	1,060,246	973,449
General and administrative	32,038	25,085	94,847	77,594
Depreciation and amortization	36,654	39,465	107,768	116,114
Asset impairments	—	—	4,706	1,580
	437,427	398,309	1,267,567	1,168,737
OPERATING INCOME	71,095	64,419	215,313	184,836
OTHER (INCOME) EXPENSE:
Interest expense, net	20,975	20,534	63,073	58,608
Expenses associated with debt refinancing transactions	—	—	—	1,016
Other (income) expense	(360)	49	(614)	39
	20,615	20,583	62,459	59,663
INCOME BEFORE INCOME TAXES	50,480	43,836	152,854	125,173
Income tax expense	(1,486)	(2,842)	(5,942)	(7,205)
NET INCOME	$48,994	$40,994	$146,912	$117,968
BASIC EARNINGS PER SHARE	$0.41	$0.35	$1.23	$1.00
DILUTED EARNINGS PER SHARE	$0.41	$0.34	$1.23	$0.99

The accompanying notes are an integral part of these consolidated financial statements.

CORECIVIC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED AND AMOUNTS IN THOUSANDS)

	For the Nine Months Ended September 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$146,912	$117,968
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	107,768	116,114
Asset impairments	4,706	1,580
Amortization of debt issuance costs and other non-cash interest	2,566	2,562
Expenses associated with debt refinancing transactions	—	1,016
Deferred income taxes	(4,004)	(1,495)
Non-cash revenue and other income	(8,594)	(11,571)
Non-cash equity compensation	12,715	9,758
Other expenses and non-cash items	9,135	5,476
Changes in assets and liabilities, net:
Accounts receivable, prepaid expenses and other assets	(8,014)	15,318
Accounts payable, accrued expenses and other liabilities	41,110	29,504
Income taxes payable	(228)	(1,659)
Net cash provided by operating activities	304,072	284,571
CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for facility development and expansions	(122,078)	(35,750)
Expenditures for other capital improvements	(35,635)	(44,144)
Acquisitions, net of cash acquired	(39,290)	(161,057)
Proceeds from sale of assets	4,291	12,606
Increase in other assets	(5,342)	(2,291)
Net cash used in investing activities	(198,054)	(230,636)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of debt and borrowings from credit facility	428,564	690,863
Scheduled principal repayments	(9,937)	(4,959)
Other principal repayments of debt	(358,000)	(523,500)
Payment of debt issuance and other refinancing and related costs	(115)	(6,033)
Payment of lease obligations for financing leases	(403)	(2,679)
Contingent consideration for acquisition of businesses	(7,398)	(1,500)
Dividends paid	(157,133)	(153,019)
Purchase and retirement of common stock	(3,530)	(2,544)
Proceeds from exercise of stock options	875	1,981
Net cash used in financing activities	(107,077)	(1,390)
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(1,059)	52,545
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of period	74,137	52,183
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of period	$73,078	$104,728
NON-CASH INVESTING AND FINANCING ACTIVITIES
Debt assumed on acquisition of property	$—	$157,280
Establishment of right of use assets and lease liabilities	$104,720	$—
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest (net of amounts capitalized of $4.3 million and $0.4 million in 2019 and 2018, respectively)	$47,937	$38,155
Income taxes paid	$12,253	$9,288

The accompanying notes are an integral part of these consolidated financial statements.

CORECIVIC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

FOR THE QUARTERLY PERIODS ENDED SEPTEMBER 30, 2019

(UNAUDITED AND AMOUNTS IN THOUSANDS)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Par Value	Capital	Deficit	Equity
Balance as of December 31, 2018	118,674	$1,187	$1,807,202	$(393,330)	$1,415,059
Net income	—	—	—	49,340	49,340
Retirement of common stock	(143)	(1)	(3,069)	—	(3,070)
Dividends declared on common stock ($0.44 per share)	—	—	—	(52,994)	(52,994)
Restricted stock compensation, net of forfeitures	—	—	3,812	—	3,812
Restricted stock grants	521	5	(5)	—	—
Stock options exercised	16	—	207	—	207
Cumulative effect of adoption of new accounting standard	—	—	—	(29,940)	(29,940)
Balance as of March 31, 2019	119,068	1,191	1,808,147	(426,924)	1,382,414
Net income	—	—	—	48,578	48,578
Retirement of common stock	(21)	—	(460)	—	(460)
Dividends declared on common stock ($0.44 per share)	—	—	—	(52,865)	(52,865)
Restricted stock compensation, net of forfeitures	—	—	4,256	—	4,256
Restricted stock grants	3	—	—	—	—
Stock options exercised	46	—	668	—	668
Balance as of June 30, 2019	119,096	1,191	1,812,611	(431,211)	1,382,591
Net income	—	—	—	48,994	48,994
Dividends declared on common stock ($0.44 per share)	—	—	—	(53,031)	(53,031)
Restricted stock compensation, net of forfeitures	—	—	4,647	—	4,647
Balance as of September 30, 2019	119,096	$1,191	$1,817,258	$(435,248)	$1,383,201

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

SEPTEMBER 30, 2019

1.	ORGANIZATION AND OPERATIONS

CoreCivic, Inc. (together with its subsidiaries, the "Company" or "CoreCivic") is the nation's largest owner of partnership correctional, detention, and residential reentry facilities and one of the largest prison operators in the United States.  The Company also believes it is the largest private owner of real estate used by U.S. government agencies. Through three segments, CoreCivic Safety, CoreCivic Community, and CoreCivic Properties, the Company provides a broad range of solutions to government partners that serve the public good through corrections and detention management, a growing network of residential reentry centers to help address America's recidivism crisis, and government real estate solutions.  As of September 30, 2019, through its CoreCivic Safety segment, the Company operated 51 correctional and detention facilities, 44 of which the Company owned, with a total design capacity of approximately 73,000 beds.  Through its CoreCivic Community segment, the Company owned and operated 27 residential reentry centers with a total design capacity of approximately 5,000 beds.  In addition, through its CoreCivic Properties segment, the Company owned 27 properties leased to third parties and used by government agencies, totaling 2.3 million square feet.

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

Recent Accounting Pronouncements – Lease Adoption

In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-02, "Leases (Topic 842)", which requires lessees to put most leases on their balance sheets but recognize expenses on their income statements in a manner similar to previous accounting requirements.  ASU 2016-02 also eliminated previous real estate-specific provisions for all entities.  For lessors, the ASU modifies the classification criteria and the accounting for sales-type and direct financing leases.  For finance leases and operating leases, a lessee should recognize on the balance sheet a liability to make lease payments and a right-of-use ("ROU") asset representing its right to use the underlying asset for the lease term, with each initially measured at the present value of the lease payments.  For public reporting entities such as CoreCivic, guidance in ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years, and early adoption of the ASU is permitted.  In July 2018, the FASB issued ASU 2018-11, "Targeted Improvements – Leases (Topic

842)", which permits entities to adopt a new transition method whereby the modified retrospective transition method would allow companies to recognize the cumulative-effect adjustment in the period of adoption rather than the earliest period presented and continue to apply the legacy guidance in Accounting Standards Codification ("ASC") 840, "Leases", in the comparative periods presented.  Further, ASU 2018-11 also allows entities to elect, by class of underlying asset, to not separate non-lease components from the associated lease components when certain criteria are met.  Adoption results in an increase in long-term assets and liabilities for leases where the Company is the lessee.

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

Upon adoption of ASC 842, CoreCivic recognized a ROU asset and a lease liability of $82.9 million for all operating leases identified by the Company as applicable under the guidance of ASC 842, including the lease for the South Texas Family Residential Center.  For those operating leases that contain renewal options, the Company included the renewal period in the lease terms, and the related payments are reflected in the ROU asset and lease liability, when it is reasonably certain that a renewal option will be exercised. The ROU asset, amounting to $83.9 million at September 30, 2019, is included in other assets on the consolidated balance sheets, while the current portion of the lease liability, amounting to $26.8 million at September 30, 2019, is included in accounts payable and accrued expenses and the long-term portion of the liability, amounting to $57.7 million at September 30, 2019, is included in other liabilities on the consolidated balance sheets. The Company also recognized a net charge of approximately $29.9 million to accumulated deficit upon adoption of ASC 842.  Because CoreCivic does not generally have access to the interest rates implicit in its leases, the Company utilized its incremental borrowing rate, based upon the terms and tenure of each base lease, as the discount rate when calculating the present value of future minimum lease payments for each lease arrangement.  The weighted average discount rate associated with the operating leases at adoption of ASC 842 was 5.3%.  As of September 30, 2019, the weighted-average lease term of the operating leases was 4.4 years.

CoreCivic leases land and buildings from third-party lessors for multiple properties under operating leases that expire over varying dates through 2032.

CoreCivic leases the South Texas Family Residential Center and the site upon which it was constructed from a third-party lessor.  CoreCivic's lease agreement with the lessor is over a base period concurrent with an inter-governmental service agreement ("IGSA") with U.S. Immigration and Customs Enforcement ("ICE") which was amended in October 2016 to extend the term of the agreement through September 2021.  However, ICE can terminate the IGSA for convenience or non-appropriation of funds, without penalty, by providing CoreCivic with at least a 60-day notice.  In the event CoreCivic cancels the lease with the third-party lessor prior to its expiration as a result of the termination of the IGSA by ICE for convenience, and if CoreCivic is unable to reach an agreement for the continued use of the facility within 90 days from the termination date, CoreCivic is required to pay a termination fee to the third-party lessor based on the termination date, currently equal to $4.5 million and declining to zero by October 2020.  Under provisions of ASC 842, CoreCivic determined that the South Texas Family Residential Center lease with the third-party lessor includes a non-lease component for food services representing 44% of the consideration paid under the lease.

The expense incurred for all operating leases, inclusive of short-term and variable leases, was $8.6 million and $7.5 million for the three months ended September 30, 2019 and 2018, respectively, and was $25.8 million and $22.7 million for the nine months ended September 30, 2019 and 2018, respectively.  The cash payments for operating leases are reflected as cash flows from operating activities on the accompanying consolidated statements of cash flows and cash payments for financing leases are reflected as cash flows from financing activities.  Future minimum lease payments as of September 30, 2019 for the Company's operating lease liabilities, inclusive of $56.9 million of payments expected to be made under the cancelable lease at the South Texas facility (excluding the non-lease food services component), are as follows (in thousands):

2019 (remainder)	$7,885
2020	32,605
2021	25,252
2022	3,801
2023	3,283
Thereafter	24,160
Total future minimum lease payments	96,986
Less amount representing interest	(12,445)
Total present value of minimum lease payments	$84,541

In addition, through its CoreCivic Properties segment, the Company owns 27 properties leased to third parties and used by government agencies under operating leases that expire over varying dates through 2034, some of which contain renewal options.  In accordance with ASC 842, minimum rental revenue is recognized on a straight-line basis over the term of the related lease. Leasehold incentives are recognized as a reduction to rental revenue on a straight-line basis over the term of the related lease. Rental revenue associated with expense reimbursements from tenants is recognized in the period that the related expenses are incurred based upon the tenant lease provision.  See Note 4 for further discussion regarding a 20-year lease agreement with the Kansas Department of Corrections ("KDOC").  Future undiscounted cash flows to be received from third-party lessees as of September 30, 2019 for the Company's operating leases are as follows (in thousands):

2019 (remainder)	$18,775
2020	74,952
2021	68,669
2022	62,324
2023	59,886
Thereafter	416,037

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

Fair Value of Financial Instruments

To meet the reporting requirements of ASC 825, "Financial Instruments", regarding fair value of financial instruments, CoreCivic calculates the estimated fair value of financial instruments using market interest rates, quoted market prices of similar instruments, or discounted cash flow techniques with observable Level 1 inputs for publicly traded debt and Level 2 inputs for all other financial instruments, as defined in ASC 820, "Fair Value Measurement".  At September 30, 2019 and

December 31, 2018, there were no material differences between the carrying amounts and the estimated fair values of CoreCivic's financial instruments, other than as follows (in thousands):

	September 30, 2019		December 31, 2018
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Note receivable from Agecroft Prison Management, LTD	$2,788	$3,800	$2,887	$4,037
Debt	$(1,875,422)	$(1,839,829)	$(1,814,795)	$(1,744,045)

3.	GOODWILL

ASU 2017-04, "Intangibles-Goodwill and Other (Topic 350): Simplifying the Test of Goodwill Impairment", establishes accounting and reporting requirements for goodwill and other intangible assets.  Goodwill was $48.2 million as of both September 30, 2019 and December 31, 2018.  Of this amount, goodwill was $7.9 million as of both September 30, 2019 and December 31, 2018 for the Company's CoreCivic Safety segment, and was $40.3 million as of both September 30, 2019 and December 31, 2018 for its CoreCivic Community segment.  This goodwill was established in connection with multiple business combination transactions.

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

Acquisitions

On February 20, 2019, CoreCivic acquired the South Raleigh Reentry Center, a 60-bed residential reentry center in Raleigh, North Carolina, for $0.9 million, excluding transaction-related expenses. In connection with the acquisition, CoreCivic provides reentry services for both male and female residents under custody of the Federal Bureau of Prisons ("BOP"). In allocating the purchase price of this transaction, CoreCivic recorded $0.9 million of net tangible assets.  CoreCivic acquired the property as a strategic investment that further expands the Company's network of residential reentry centers and enables the continued delivery of critical services that help people reintegrate into the community.

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

Financing Leasing Transactions

On January 24, 2018, CoreCivic entered into a 20-year lease agreement with the KDOC for a 2,432-bed correctional facility the Company is constructing in Lansing, Kansas.  The new facility will replace the Lansing Correctional Facility, Kansas' largest correctional complex for adult male inmates, originally constructed in 1863.  CoreCivic will be responsible for facility maintenance throughout the 20-year term of the lease, at which time ownership will revert to the state of Kansas.  Construction of the new facility commenced in the first quarter of 2018 and is expected to be completed during the first quarter of 2020.  CoreCivic expects to account for the lease with the KDOC as a multiple element lease with a portion of the lease payments attributable to the capital lease.  In addition, portions of the lease payments will be attributable to maintenance services and capital maintenance, representing two separately valued non-lease components.  As of September 30, 2019, CoreCivic has capitalized $127.4 million associated with the construction of the project.

Idle Facilities

As of September 30, 2019, CoreCivic had six idled CoreCivic Safety correctional facilities that are currently available and being actively marketed as solutions to meet the needs of potential customers. The following table summarizes each of the idled facilities and their respective carrying values, excluding equipment and other assets that could generally be transferred and used at other facilities CoreCivic owns without significant cost (dollars in thousands):

			Net Carrying Values
	Design	Date	September 30,	December 31,
Facility	Capacity	Idled	2019	2018
Prairie Correctional Facility	1,600	2010	$14,572	$15,278
Huerfano County Correctional Center	752	2010	16,430	16,660
Diamondback Correctional Facility	2,160	2010	40,164	40,962
Southeast Kentucky Correctional Facility	656	2012	20,547	21,098
Marion Adjustment Center	826	2013	11,457	11,770
Kit Carson Correctional Center	1,488	2016	54,489	55,507
	7,482		$157,659	$161,275

CoreCivic also has two idled non-core facilities in its Safety segment containing an aggregate of 440 beds with an aggregate net book value of $3.7 million; two facilities in its Community segment that became idle during 2019, as further described hereafter, containing an aggregate of 381 beds with an aggregate net book value of $6.5 million; and three residential reentry centers in its Properties segment that became idle in 2019, as further described hereafter, containing an aggregate of 430 beds with an aggregate net book value of $9.4 million.

CoreCivic incurred approximately $2.2 million and $2.3 million in operating expenses at these idled facilities for the three months ended September 30, 2019 and 2018, respectively. CoreCivic incurred approximately $6.5 million and $7.1 million in operating expenses at these idled facilities for the nine months ended September 30, 2019 and 2018, respectively.

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

During the second quarter of 2019, CoreCivic idled one residential reentry center in Oklahoma due to declining utilization from the state of Oklahoma and the consolidation of residents into the Company's other reentry facilities located in the state.  Further, the Company received notice during the second quarter of 2019 of the BOP's decision to award the rebid of a contract at one of the Company's residential reentry facilities in Arizona to another operator.  The residential reentry facility in Arizona was idled in the third quarter of 2019 upon expiration of its contract with the BOP on August 31, 2019.  As a result of these residential reentry centers becoming idle, CoreCivic tested the facilities for impairment during the second quarter of 2019.  CoreCivic concluded that the residential reentry facility in Oklahoma had a recoverable value in excess of the corresponding carrying value.  CoreCivic concluded that the residential reentry facility in Arizona would likely be marketed for use other than as a residential reentry facility, and therefore, recorded an asset impairment of $4.3 million in the second quarter of 2019 to reduce the carrying value of the facility to its estimated fair value as a commercial real estate property.

During the third quarter of 2019, leases at three single-tenant residential reentry centers in the Company's CoreCivic Properties segment expired and were not renewed. The three properties located in Pennsylvania total approximately 54,000 square feet and contain an aggregate of 430 beds with an aggregate net book value of $9.4 million as of September 30, 2019.  The Company has begun to market the facilities to other potential customers to operate as a CoreCivic Community facility or for future lease as a CoreCivic Properties facility.  As a result of the expiration of the leases at the three properties located in Pennsylvania, CoreCivic tested the facilities for impairment during the third quarter of 2019.  CoreCivic concluded that each of the properties had a recoverable value in excess of the corresponding carrying value.

On May 1, 2019, the BOP announced that it elected not to renew the contract at the Company's Adams County Correctional Center in Adams County, Mississippi.  On June 28, 2019, the BOP executed an amendment to the existing contract to allow ICE to use up to 660 beds to care for adult male detainees.  On July 18, 2019, the BOP contract, which was originally scheduled to expire on July 31, 2019, was extended to August 30, 2019.  On September 3, 2019, the Company announced that it had entered into a new contract under an IGSA between Adams County, Mississippi and ICE for up to 2,348 adult detainees at the Adams facility.  The new management agreement commenced on August 31, 2019, and has an initial term of 60 months, with unlimited extension options thereafter upon mutual agreement.  Either party may terminate the contract with 120 days' written notice.  ICE began utilizing the additional capacity at the Adams facility under the new contract and, as of September 30, 2019, the Company cared for approximately 1,100 detainees from ICE at the facility.  As a result of the transition at this facility, CoreCivic performed an impairment analysis of the Adams facility, which had a net carrying value of $97.1 million as of September 30, 2019, and concluded that this asset has a recoverable value in excess of the carrying value.

On May 16, 2019, CoreCivic announced that it had entered into a new contract under an IGSA between Torrance County, New Mexico and ICE to activate the Company's 910-bed Torrance County Detention Facility in Estancia, New Mexico.  The Torrance facility had previously been idle since 2017 and had a net carrying value of $34.4 million as of September 30, 2019.  The new management contract commenced on May 15, 2019, and has an initial term of 60 months, with unlimited extension options thereafter upon mutual agreement.  Either party may terminate the contract with 120 days' written notice.  CoreCivic began accepting ICE detainee populations into the Torrance facility in the third quarter of 2019 and, as of September 30, 2019, cared for approximately 270 detainees at the facility.

On May 23, 2019, CoreCivic announced that it had entered into a new contract under an IGSA between the City of Eden, Texas and the U.S. Marshals Service ("USMS") to activate the Company's 1,422-bed Eden Detention Center in Eden, Texas.  The new agreement also permits ICE to utilize capacity at the facility at any time in the future.  The Eden facility had previously been idle since 2017 and had a net carrying value of $37.4 million as of September 30, 2019.  The new management contract commenced on June 1, 2019, and has an indefinite term.  Either party may terminate the contract with 30 days' written notice. CoreCivic began accepting populations into the Eden facility in the third quarter of 2019 and, as of September 30, 2019, cared for an aggregate of approximately 975 detainees at the facility.

Asset Dispositions

On June 24, 2019, CoreCivic sold a property which was leased to a third-party and located in Chester, Pennsylvania for $3.4 million. The property had a net carrying value of $3.1 million at the time of the sale, with the gain on the sale of $0.3 million reflected in other (income) expense on the consolidated statement of operations in the second quarter of 2019.

5.	DEBT

Debt outstanding as of September 30, 2019 and December 31, 2018 consists of the following (in thousands):

	September 30,	December 31,
	2019	2018
Revolving Credit Facility. Interest payable periodically at variable interest rates. The weighted average rate at September 30, 2019 and December 31, 2018 was 3.6% and 4.0%, respectively.	$189,000	$201,000
Term Loan. Interest payable periodically at variable interest rates. The rate at September 30, 2019 and December 31, 2018 was 3.6% and 4.0%, respectively. Unamortized debt issuance costs amounted to $0.1 million at both September 30, 2019 and December 31, 2018.	192,500	197,500
4.625% Senior Notes. Unamortized debt issuance costs amounted to $2.2 million and $2.7 million at September 30, 2019 and December 31, 2018, respectively.	350,000	350,000
4.125% Senior Notes. Unamortized debt issuance costs amounted to $0.4 million and $1.0 million at September 30, 2019 and December 31, 2018, respectively.	325,000	325,000
5.0% Senior Notes. Unamortized debt issuance costs amounted to $1.5 million and $1.8 million at September 30, 2019 and December 31, 2018, respectively.	250,000	250,000
4.75% Senior Notes. Unamortized debt issuance costs amounted to $3.2 million and $3.5 million at September 30, 2019 and December 31, 2018, respectively.	250,000	250,000
4.5% Capital Commerce Center Non-Recourse Mortgage Note. Unamortized debt issuance costs amounted to $0.3 million at both September 30, 2019 and December 31, 2018.	22,519	23,429
4.43% Lansing Correctional Center Non-Recourse Mortgage Note. Unamortized debt issuance costs amounted to $3.3 million and $3.4 million at September 30, 2019 and December 31, 2018, respectively.	144,895	62,331
4.5% SSA-Baltimore Non-Recourse Mortgage Note. Unamortized debt issuance costs amounted to $0.2 million and $0.3 million at September 30, 2019 and December 31, 2018, respectively.	151,508	155,535
Total debt	1,875,422	1,814,795
Unamortized debt issuance costs	(11,246)	(13,119)
Current portion of long-term debt, net	(342,391)	(14,121)
Long-term debt, net	$1,521,785	$1,787,555

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

Based on CoreCivic's current total leverage ratio, loans under the Revolving Credit Facility bear interest at the base rate plus a margin of 0.50% or at LIBOR plus a margin of 1.50%, and a commitment fee equal to 0.35% of the unfunded balance.  The Revolving Credit Facility also has a $50.0 million sublimit for the issuance of standby letters of credit. As of September 30, 2019, CoreCivic had $189.0 million in borrowings outstanding under the Revolving Credit Facility as well as $25.3 million in letters of credit outstanding resulting in $585.7 million available under the Revolving Credit Facility.

The Revolving Credit Facility is secured by a pledge of all of the capital stock of CoreCivic's domestic restricted subsidiaries, 65% of the capital stock of CoreCivic's foreign subsidiaries, all of CoreCivic's accounts receivable, and all of CoreCivic's deposit accounts. The Revolving Credit Facility requires CoreCivic to meet certain financial covenants, including, without limitation, a maximum total leverage ratio, a maximum secured leverage ratio, and a minimum fixed charge coverage ratio.  As of September 30, 2019, CoreCivic was in compliance with all such covenants.  In addition, the Revolving Credit Facility contains certain covenants that, among other things, limit the incurrence of additional indebtedness, payment of dividends and other customary restricted payments, permitted investments, transactions with affiliates, asset sales, mergers and consolidations, liquidations, prepayments and modifications of other indebtedness, liens and other encumbrances and other matters customarily restricted in such agreements.  In addition, the Revolving Credit Facility is subject to certain cross-default provisions with terms of CoreCivic's other unsecured indebtedness, and is subject to acceleration upon the occurrence of a change of control.

As a result of opposition to immigration policies and the association of private companies with the enforcement of such policies, some banks have recently announced that they do not expect to continue providing credit or financial services to private entities that operate correctional and detention facilities, including CoreCivic.  The banks have continued to honor their existing contracts, including commitments under the Credit Agreement which the Company expects to continue until the Credit Agreement expires in April 2023.

Incremental Term Loan. Interest rate margins under the Term Loan are the same as the interest rate margins under the Revolving Credit Facility.  The Term Loan also has the same collateral requirements, financial and certain other covenants, and cross-default provisions as the Revolving Credit Facility.  The Term Loan, which is pre-payable without penalty, also has a maturity concurrent with the Revolving Credit Facility due April 2023, with scheduled quarterly principal payments through April 2023.  As of September 30, 2019, the outstanding balance of the Term Loan was $192.5 million.

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

Non-Recourse Mortgage Notes:

Capital Commerce Center.  On January 19, 2018, CoreCivic acquired the 261,000 square-foot Capital Commerce Center, located in Tallahassee, Florida, for a purchase price of $44.7 million.  The acquisition was partially financed with a $24.5 million non-recourse mortgage note (the "Capital Commerce Note"), which is fully-secured by the Capital Commerce Center property, with an interest rate of 4.5%, maturing in January 2033.  Principal and interest on the Capital Commerce Note are payable in equal monthly payments over the 15-year term of the note. The Capital Commerce Note is pre-payable at any time with a prepayment charge, if any, equal to an amount so as to maintain the same yield on the Capital Commerce Note as if it had been carried through to its full term using Treasury instruments having a term equal to the remaining term of the Capital Commerce Note as of the prepayment date. CoreCivic capitalized approximately $0.4 million of costs associated with the Capital Commerce Note.  As of September 30, 2019, the outstanding balance of the mortgage note was $22.5 million.

Lansing Correctional Facility.  On April 20, 2018, CoreCivic of Kansas, LLC (the "Issuer"), a wholly-owned unrestricted subsidiary of the Company, priced $159.5 million in aggregate principal amount of non-recourse senior secured notes of the Issuer (the "Kansas Notes"), in a private placement pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended.  The private placement closed on June 1, 2018.  The Company is using the proceeds of the private placement, which are drawn on quarterly funding dates beginning in the second quarter of 2018, to fund construction of the Lansing Correctional Facility, along with costs and expenses of the project.  The Kansas Notes have a yield to maturity of 4.43% and are scheduled to mature in

January 2040, approximately 20 years following completion of the project, which is expected to occur during the first quarter of 2020. Principal and interest on the Kansas Notes will be payable in quarterly payments beginning in July 2020 until maturity. CoreCivic may redeem all or part of the Kansas Notes at any time upon written notice of not less than 30 days and not more than 60 days prior to the date fixed for such prepayment, with a "make-whole" amount, together with interest on the Kansas Notes accrued to, but not including, the redemption date. CoreCivic capitalized approximately $3.4 million of costs associated with the private placement. Because the Issuer has been designated as an unrestricted subsidiary of the Company under terms of the Company's Credit Agreement, the issuance and service of the Kansas Notes, and the revenues and expenses associated with the facility lease, will not impact the financial covenants associated with the Company's Credit Agreement.  As of September 30, 2019, the outstanding balance of the Kansas Notes was $144.9 million.

SSA-Baltimore.  On August 23, 2018, CoreCivic acquired the 541,000 square-foot SSA-Baltimore office building for a purchase price of $242.0 million.  In connection with the acquisition, a wholly-owned unrestricted subsidiary of the Company assumed $157.3 million of in-place financing that was used to fund the initial construction of the property in 2014.  The assumed non-recourse mortgage note (the "SSA-Baltimore Note") carries a fixed interest rate of 4.5% and requires monthly principal and interest payments, with a balloon payment of $40.0 million due at maturity in February 2034. The SSA-Baltimore Note is fully-secured by the SSA-Baltimore property.  CoreCivic may pre-pay the SSA-Baltimore Note in whole or in part upon not less than 30 days' and not more than 60 days' prior written notice and such pre-payment shall include a "make-whole" amount.  During the last 90 days of the permanent loan term and upon 30 days' prior written notice, CoreCivic may prepay the note in full, including any accrued and outstanding interest on any permanent loan payment date, without the payment of the "make-whole" amount. CoreCivic capitalized approximately $0.2 million of costs associated with the assumption of the SSA-Baltimore Note.  As of September 30, 2019, the outstanding balance of the SSA-Baltimore Note was $151.5 million.

CoreCivic may also seek to issue additional debt or equity securities from time to time when the Company determines that market conditions and the opportunity to utilize the proceeds from the issuance of such securities are favorable.

Debt Maturities.  Scheduled principal payments as of September 30, 2019 for the remainder of 2019, the next four years, and thereafter were as follows (in thousands):

2019 (remainder)	$4,184
2020	343,849
2021	20,337
2022	274,231
2023	709,360
Thereafter	523,461
Total debt	$1,875,422

6.	STOCKHOLDERS' EQUITY

Dividends on Common Stock

During 2018 and the first nine months of 2019, CoreCivic's Board of Directors declared the following quarterly dividends on its common stock:

Declaration Date	Record Date	Payable Date	Per Share
February 22, 2018	April 2, 2018	April 16, 2018	$0.43
May 11, 2018	July 2, 2018	July 16, 2018	$0.43
August 16, 2018	October 1, 2018	October 15, 2018	$0.43
December 13, 2018	January 2, 2019	January 15, 2019	$0.43
February 21, 2019	April 1, 2019	April 15, 2019	$0.44
May 16, 2019	July 1, 2019	July 16, 2019	$0.44
August 15, 2019	October 1, 2019	October 15, 2019	$0.44

Future dividends will depend on CoreCivic's distribution requirements as a REIT, future cash flows and earnings, capital requirements, financial condition, limitations under debt covenants, opportunities for alternative uses of capital, and on such other factors as the Board of Directors of CoreCivic may consider relevant.

Stock Options

Since 2012, CoreCivic has elected not to issue stock options to its non-employee directors, officers, and executive officers as it had in prior years, and instead elected to issue all of its equity compensation in the form of restricted common stock units ("RSUs"), as described hereafter.  All outstanding stock options were fully vested as of December 31, 2016.  As of September 30, 2019, options to purchase 0.6 million shares of common stock were outstanding with a weighted average exercise price of $20.91 per share.

Restricted Stock Units

During the first nine months of 2019, CoreCivic issued approximately 934,000 RSUs to certain of its employees and non-employee directors, with an aggregate value of $20.1 million, including 850,000 RSUs to employees and non-employee directors whose compensation is charged to general and administrative expense and 84,000 RSUs to employees whose compensation is charged to operating expense.  During 2018, CoreCivic issued approximately 945,000 RSUs to certain of its employees and non-employee directors, with an aggregate value of $20.5 million, including 850,000 RSUs to employees and non-employee directors whose compensation is charged to general and administrative expense and 95,000 RSUs to employees whose compensation is charged to operating expense.

Since 2015, CoreCivic has established performance-based vesting conditions on the RSUs awarded to its officers and executive officers that, unless earlier vested under the terms of the agreements, were subject to vesting over a three-year period based upon the satisfaction of certain annual performance criteria, and no more than one-third of the RSUs could vest in any one performance period.  The RSUs awarded to officers and executive officers in 2019 consist of a combination of awards with performance-based conditions and time-based conditions.  Unless earlier vested under the terms of the RSU agreements, the RSUs with time-based vesting conditions vest evenly generally on the first, second, and third anniversary of the award. The RSUs with performance-based vesting conditions are divided into one-third increments, each of which is subject to vesting based upon satisfaction of certain annual performance criteria established at the beginning of the fiscal years ending December 31, 2019, 2020, and 2021, and which can be increased by up to 150% or decreased to 0% based on performance relative to the annual performance criteria, and further increased by up to an additional 120% or decreased by 80% based on CoreCivic's total shareholder return relative to a peer group.  Because the performance criteria for the fiscal years ending December 31, 2020 and 2021 have not yet been established, the values of the second and third RSU increments for financial reporting purposes will not be determined until such criteria are established.  Time-based RSUs issued to other employees, unless earlier vested under the terms of the agreements, generally vest equally on the first, second, and third anniversary of the award.  RSUs issued to non-employee directors vest one year from the date of award.

During the three months ended September 30, 2019, CoreCivic expensed $4.6 million, net of forfeitures, relating to RSUs ($0.4 million of which was recorded in operating expenses and $4.2 million of which was recorded in general and administrative expenses).  During the three months ended September 30, 2018, CoreCivic expensed $2.3 million, net of forfeitures, relating to RSUs ($0.4 million of which was recorded in operating expenses and $1.9 million of which was recorded in general and administrative expenses).

During the nine months ended September 30, 2019, CoreCivic expensed $12.7 million, net of forfeitures, relating to RSUs ($1.4 million of which was recorded in operating expenses and $11.3 million of which was recorded in general and administrative expenses). During the nine months ended September 30, 2018, CoreCivic expensed $9.8 million, net of forfeitures, relating to RSUs ($1.4 million of which was recorded in operating expenses and $8.4 million of which was recorded in general and administrative expenses).  As of September 30, 2019, approximately 1.6 million RSUs remained outstanding and subject to vesting.

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

A reconciliation of the numerator and denominator of the basic earnings per share computation to the numerator and denominator of the diluted earnings per share computation is as follows (in thousands, except per share data):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
NUMERATOR
Basic:
Net income	$48,994	$40,994	$146,912	$117,968
Diluted:
Net income	$48,994	$40,994	$146,912	$117,968
DENOMINATOR
Basic:
Weighted average common shares outstanding	119,096	118,597	119,028	118,544
Diluted:
Weighted average common shares outstanding	119,096	118,597	119,028	118,544
Effect of dilutive securities:
Stock options	3	178	30	123
Restricted stock-based awards	90	74	104	44
Weighted average shares and assumed conversions	119,189	118,849	119,162	118,711
BASIC EARNINGS PER SHARE	$0.41	$0.35	$1.23	$1.00
DILUTED EARNINGS PER SHARE	$0.41	$0.34	$1.23	$0.99

Approximately 0.5 million and 16,000 stock options were excluded from the computation of diluted earnings per share for the three months ended September 30, 2019 and 2018, respectively because they were anti-dilutive.  Approximately 0.4 million and 0.3 million stock options were excluded from the computation of diluted earnings per share for the nine months ended September 30, 2019 and 2018, respectively, because they were anti-dilutive.
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

The Tax Cuts and Jobs Act (the "TCJA") was enacted on December 22, 2017.  The TCJA reduced the U.S. federal corporate tax rate from 35% to 21%, required companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred, and created new taxes on certain foreign-sourced earnings.  However, the TCJA did not change the dividends paid deduction applicable to REITs and, therefore, CoreCivic generally will not be subject to federal income taxes on the Company's REIT taxable income and gains that it distributes to its stockholders.  In the fourth quarter of 2017, the Company recorded, in accordance with ASC 740, the tax effects of enactment of the TCJA on existing deferred tax balances and there was no one-time transition tax on foreign earnings.  The Company re-measured certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 21%. In the fourth quarter of 2017, the Company recognized a charge of $4.5 million, which was included as a component of income tax expense, for the revaluation of deferred tax assets and liabilities and other taxes associated with the TCJA. CoreCivic applied the guidance in the SEC Staff Accounting Bulletin 118, "Income Tax Accounting Implications of the Tax Cuts and Jobs Act" when accounting for the enactment-date effects of the TCJA in 2017 and throughout 2018. During the third quarter of 2018, the Company revised its estimates of the revaluation of deferred tax assets and liabilities resulting in the recognition of an additional charge of $1.0 million, which also was included as a component of income tax expense.  Upon this revision in the third quarter of 2018, the Company completed its accounting for all of the enactment-date income tax effects of the TCJA.

CoreCivic recorded an income tax expense of $1.5 million and $2.8 million for the three months ended September 30, 2019 and 2018, respectively.  CoreCivic recorded an income tax expense of $5.9 million and $7.2 million for the nine months ended September 30, 2019 and 2018, respectively.  As a REIT, CoreCivic is entitled to a deduction for dividends paid, resulting in a substantial reduction in the amount of federal income tax expense it recognizes.  Substantially all of CoreCivic's income tax expense is incurred based on the earnings generated by its TRSs.  CoreCivic's overall effective tax rate is estimated based on its current projection of taxable income primarily generated by its TRSs. The Company's consolidated effective tax rate could fluctuate in the future based on changes in estimates of taxable income, the relative amounts of taxable income generated by the TRSs and the REIT, the implementation of additional tax planning strategies, changes in federal or state tax rates or laws affecting tax credits available to the Company, changes in other tax laws, changes in estimates related to uncertain tax positions, or changes in state apportionment factors, as well as changes in the valuation allowance applied to the Company's deferred tax assets that are based primarily on the amount of state net operating losses and tax credits that could expire unused.

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

CoreCivic had no liabilities recorded for uncertain tax positions as of September 30, 2019 and December 31, 2018.  CoreCivic recognizes interest and penalties related to unrecognized tax positions in income tax expense. CoreCivic does not currently anticipate that the total amount of unrecognized tax positions will significantly change in the next twelve months.

In October 2019, the Company received notification that the Internal Revenue Service intends to commence an audit of the federal income tax return of the Company's REIT for the year ended December 31, 2017.  Audit outcomes and the timing of any settlements of asserted income tax liabilities, if any, are subject to significant uncertainty.  The generally applicable statute of limitations for assessments of United States federal income taxes remains open for tax years 2016 to present.
10.	SEGMENT REPORTING

As of September 30, 2019, CoreCivic operated 51 correctional and detention facilities, 44 of which the Company owned.  In addition, CoreCivic owned and operated 27 residential reentry centers and owned 27 properties that it leased to third parties.  Management views CoreCivic's operating results in three operating segments, CoreCivic Safety, CoreCivic Community, and CoreCivic Properties.  CoreCivic Safety includes the operating results of those correctional and detention facilities placed into service that were owned, or controlled via a long-term lease, and managed by CoreCivic, as well as those correctional and detention facilities owned by a third party and managed by CoreCivic.  CoreCivic Safety also includes the operating results of TransCor America, LLC, a subsidiary of the Company that provides transportation services to governmental agencies.  CoreCivic Community includes the operating results of those residential reentry centers placed into service that were owned, or controlled via a long-term lease, and managed by CoreCivic.  CoreCivic Community also includes the operating results of the Company's electronic monitoring and case management services. CoreCivic Properties includes the operating results of those properties leased to third parties.  The operating performance of the three segments can be measured based on their net operating income.  CoreCivic defines facility net operating income as a facility's revenues less operating expenses.

The revenue and net operating income for each of the three segments and a reconciliation to CoreCivic's operating income is as follows for the three and nine months ended September 30, 2019 and 2018 (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Revenue:
Safety	$457,817	$422,313	$1,332,545	$1,240,019
Community	30,848	25,133	92,120	74,651
Properties	19,828	15,281	58,083	38,897
Total segment revenue	508,493	462,727	1,482,748	1,353,567
Operating expenses:
Safety	338,116	310,698	971,706	905,670
Community	24,168	18,911	70,750	57,035
Properties	6,230	4,020	17,377	10,306
Total segment operating expenses	368,514	333,629	1,059,833	973,011
Facility net operating income:
Safety	119,701	111,615	360,839	334,349
Community	6,680	6,222	21,370	17,616
Properties	13,598	11,261	40,706	28,591
Total facility net operating income	139,979	129,098	422,915	380,556
Other revenue (expense):
Other revenue	29	1	132	6
Other operating expense	(221)	(130)	(413)	(438)
General and administrative	(32,038)	(25,085)	(94,847)	(77,594)
Depreciation and amortization	(36,654)	(39,465)	(107,768)	(116,114)
Asset impairments	—	—	(4,706)	(1,580)
Operating income	$71,095	$64,419	$215,313	$184,836

The following table summarizes capital expenditures including accrued amounts for the three and nine months ended September 30, 2019 and 2018 (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Capital expenditures:
Safety	$19,088	$13,166	$58,015	$38,018
Community	657	1,202	3,381	9,621
Properties	20,235	282,968	80,329	336,670
Corporate and other	4,878	1,561	13,049	10,013
Total capital expenditures	$44,858	$298,897	$154,774	$394,322

The total assets are as follows (in thousands):

	September 30, 2019	December 31, 2018
Assets:
Safety	$2,601,757	$2,621,880
Community	275,799	281,198
Properties	684,719	606,770
Corporate and other	186,570	145,812
Total Assets	$3,748,845	$3,655,660

11.	CONDENSED CONSOLIDATING FINANCIAL STATEMENTS OF THE COMPANY AND SUBSIDIARIES

The following condensed consolidating financial statements of CoreCivic and subsidiaries have been prepared pursuant to Rule 3-10 of Regulation S-X.  These condensed consolidating financial statements have been prepared from the Company's financial information on the same basis of accounting as the consolidated financial statements.

CONDENSED CONSOLIDATING BALANCE SHEET

As of September 30, 2019

(Unaudited and in thousands)

ASSETS	Parent	Combined Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidating Adjustments and Other	Total Consolidated Amounts
Cash and cash equivalents	$18,481	$28,164	$892	$—	$47,537
Restricted cash	—	4	25,537	—	25,541
Accounts receivable, net of allowance	167,096	558,325	(157)	(453,670)	271,594
Prepaid expenses and other current assets	3,210	33,281	3,540	(4,058)	35,973
Total current assets	188,787	619,774	29,812	(457,728)	380,645
Real estate and related assets:
Property and equipment, net	2,234,415	273,315	329,111	—	2,836,841
Other real estate assets	239,149	—	—	—	239,149
Goodwill	33,057	15,112	—	—	48,169
Non-current deferred tax assets	—	16,982	2,250	(281)	18,951
Other assets	593,681	147,211	36,230	(552,032)	225,090
Total assets	$3,289,089	$1,072,394	$397,403	$(1,010,041)	$3,748,845
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable and accrued expenses	$315,790	$409,644	$104,670	$(457,693)	$372,411
Current portion of long-term debt, net	335,909	47,937	6,545	(48,000)	342,391
Total current liabilities	651,699	457,581	111,215	(505,693)	714,802
Long-term debt, net	1,235,797	66,658	286,330	(67,000)	1,521,785
Non-current deferred tax liabilities	281	—	—	(281)	—
Deferred revenue	—	15,877	—	—	15,877
Other liabilities	18,111	95,069	—	—	113,180
Total liabilities	1,905,888	635,185	397,545	(572,974)	2,365,644

Total stockholders' equity	1,383,201	437,209	(142)	(437,067)	1,383,201
Total liabilities and stockholders' equity	$3,289,089	$1,072,394	$397,403	$(1,010,041)	$3,748,845

CONDENSED CONSOLIDATING BALANCE SHEET

As of December 31, 2018

(in thousands)

ASSETS	Parent	Combined Subsidiary Guarantors	Non- Guarantor Subsidiaries	Consolidating Adjustments and Other	Total Consolidated Amounts
Cash and cash equivalents	$11,109	$40,348	$1,345	$—	$52,802
Restricted cash	—	—	21,335	—	21,335
Accounts receivable, net of allowance	254,766	445,105	1,809	(431,083)	270,597
Prepaid expenses and other current assets	4,412	26,939	1,951	(4,511)	28,791
Total current assets	270,287	512,392	26,440	(435,594)	373,525
Real estate and related assets:
Property and equipment, net	2,255,361	310,989	264,239	—	2,830,589
Other real estate assets	247,223	—	—	—	247,223
Goodwill	33,057	15,112	—	—	48,169
Non-current deferred tax assets	727	14,220	1,165	(1,165)	14,947
Other assets	507,161	61,104	38,112	(465,170)	141,207
Total assets	$3,313,816	$913,817	$329,956	$(901,929)	$3,655,660
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable and accrued expenses	$294,474	$377,699	$115,661	$(435,559)	$352,275
Current portion of long-term debt	8,720	—	5,401	—	14,121
Total current liabilities	303,194	377,699	121,062	(435,559)	366,396
Long-term debt, net	1,579,273	114,428	208,854	(115,000)	1,787,555
Non-current deferred tax liabilities	1,165	—	—	(1,165)	—
Deferred revenue	—	26,102	—	—	26,102
Other liabilities	15,125	45,423	—	—	60,548
Total liabilities	1,898,757	563,652	329,916	(551,724)	2,240,601

Total stockholders' equity	1,415,059	350,165	40	(350,205)	1,415,059
Total liabilities and stockholders' equity	$3,313,816	$913,817	$329,956	$(901,929)	$3,655,660

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the three months ended September 30, 2019

(Unaudited and in thousands)

	Parent	Combined Subsidiary Guarantors	Non- Guarantor Subsidiaries	Consolidating Adjustments and Other	Total Consolidated Amounts
REVENUES	$352,054	$419,407	$6,146	$(269,085)	$508,522
EXPENSES:
Operating	277,142	358,237	2,441	(269,085)	368,735
General and administrative	10,546	21,492	—	—	32,038
Depreciation and amortization	23,604	11,098	1,952	—	36,654
	311,292	390,827	4,393	(269,085)	437,427
OPERATING INCOME	40,762	28,580	1,753	—	71,095
OTHER (INCOME) EXPENSE:
Interest expense, net	17,820	1,462	1,693	—	20,975
Other (income) expense	(95)	(73)	16	(208)	(360)
	17,725	1,389	1,709	(208)	20,615
INCOME BEFORE INCOME TAXES	23,037	27,191	44	208	50,480
Income tax expense	(476)	(1,010)	—	—	(1,486)
INCOME BEFORE EQUITY IN SUBSIDIARIES	22,561	26,181	44	208	48,994
Income from equity in subsidiaries	26,433	—	—	(26,433)	—
NET INCOME	$48,994	$26,181	$44	$(26,225)	$48,994

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the three months ended September 30, 2018

(Unaudited and in thousands)

	Parent	Combined Subsidiary Guarantors	Non- Guarantor Subsidiaries	Consolidating Adjustments and Other	Total Consolidated Amounts
REVENUES	$322,872	$381,594	$2,497	$(244,235)	$462,728
EXPENSES:
Operating	253,267	323,765	962	(244,235)	333,759
General and administrative	8,686	16,399	—	—	25,085
Depreciation and amortization	23,475	15,349	641	—	39,465
	285,428	355,513	1,603	(244,235)	398,309
OPERATING INCOME	37,444	26,081	894	—	64,419
OTHER (INCOME) EXPENSE:
Interest expense, net	16,962	2,825	747	—	20,534
Other (income) expense	42	(20)	27	—	49
	17,004	2,805	774	—	20,583
INCOME BEFORE INCOME TAXES	20,440	23,276	120	—	43,836
Income tax expense	(332)	(2,510)	—	—	(2,842)
INCOME BEFORE EQUITY IN SUBSIDIARIES	20,108	20,766	120	—	40,994
Income from equity in subsidiaries	20,886	—	—	(20,886)	—
NET INCOME	$40,994	$20,766	$120	$(20,886)	$40,994

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the nine months ended September 30, 2019

(Unaudited and in thousands)

	Parent	Combined Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidating Adjustments and Other	Total Consolidated Amounts
REVENUES	$1,026,761	$1,208,274	$17,583	$(769,738)	$1,482,880
EXPENSES:
Operating	795,055	1,028,064	6,865	(769,738)	1,060,246
General and administrative	32,710	62,137	—	—	94,847
Depreciation and amortization	69,999	31,955	5,814	—	107,768
Asset impairments	4,706	—	—	—	4,706
	902,470	1,122,156	12,679	(769,738)	1,267,567
OPERATING INCOME	124,291	86,118	4,904	—	215,313
OTHER (INCOME) EXPENSE:
Interest expense, net	53,768	4,218	5,087	—	63,073
Other (income) expense	(368)	(102)	64	(208)	(614)
	53,400	4,116	5,151	(208)	62,459
INCOME BEFORE INCOME TAXES	70,891	82,002	(247)	208	152,854
Income tax expense	(1,049)	(4,893)	—	—	(5,942)
INCOME BEFORE EQUITY IN SUBSIDIARIES	69,842	77,109	(247)	208	146,912
Income from equity in subsidiaries	77,070	—	—	(77,070)	—
NET INCOME	$146,912	$77,109	$(247)	$(76,862)	$146,912

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the nine months ended September 30, 2018

(Unaudited and in thousands)

	Parent	Combined Subsidiary Guarantors	Non- Guarantor Subsidiaries	Consolidating Adjustments and Other	Total Consolidated Amounts
REVENUES	$944,064	$1,119,524	$2,497	$(712,512)	$1,353,573
EXPENSES:
Operating	739,305	945,694	962	(712,512)	973,449
General and administrative	26,618	50,976	—	—	77,594
Depreciation and amortization	68,921	46,552	641	—	116,114
Asset impairments	1,580	—	—	—	1,580
	836,424	1,043,222	1,603	(712,512)	1,168,737
OPERATING INCOME	107,640	76,302	894	—	184,836
OTHER (INCOME) EXPENSE:
Interest expense, net	49,705	8,156	747	—	58,608
Expenses associated with debt refinancing transactions	1,016	—	—	—	1,016
Other (income) expense	62	(107)	84	0	39
	50,783	8,049	831	—	59,663
INCOME BEFORE INCOME TAXES	56,857	68,253	63	—	125,173
Income tax expense	(1,097)	(6,108)	—	—	(7,205)
INCOME BEFORE EQUITY IN SUBSIDIARIES	55,760	62,145	63	—	117,968
Income from equity in subsidiaries	62,208	—	—	(62,208)	—
NET INCOME	$117,968	$62,145	$63	$(62,208)	$117,968

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the nine months ended September 30, 2019

(Unaudited and in thousands)

	Parent	Combined Subsidiary Guarantors	Non- Guarantor Subsidiaries	Consolidating Adjustments and Other	Total Consolidated Amounts
Net cash provided by operating activities	$270,007	$27,748	$6,317	$—	$304,072
Net cash used in investing activities	(38,762)	(78,381)	(80,911)	—	(198,054)
Net cash provided by (used in) financing activities	(223,873)	38,453	78,343	—	(107,077)
Net increase (decrease) in cash, cash equivalents and restricted cash	7,372	(12,180)	3,749	—	(1,059)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of period	11,109	40,348	22,680	—	74,137
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of period	$18,481	$28,168	$26,429	$—	$73,078

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the nine months ended September 30, 2018

(Unaudited and in thousands)

	Parent	Combined Subsidiary Guarantors	Non- Guarantor Subsidiaries	Consolidating Adjustments and Other	Total Consolidated Amounts
Net cash provided by operating activities	$255,765	$19,472	$9,334	$—	$284,571
Net cash used in investing activities	(178,280)	(23,098)	(124,178)	94,920	(230,636)
Net cash provided by (used in) financing activities	(34,631)	1,852	126,309	(94,920)	(1,390)
Net increase (decrease) in cash, cash equivalents and restricted cash	42,854	(1,774)	11,465	—	52,545
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of period	25,745	26,438	—	—	52,183
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of period	$68,599	$24,664	$11,465	$—	$104,728

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

•

our ability to successfully identify and consummate future acquisitions and our ability to successfully integrate the operations of our completed acquisitions and realize projected returns resulting therefrom;

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

Structured as a REIT, we are the nation's largest owner of partnership correctional, detention, and residential reentry facilities and one of the largest prison operators in the United States.  We also believe we are the largest private owner of real estate used by U.S. government agencies.  As of September 30, 2019, through our CoreCivic Safety segment, we operated 51 correctional and detention facilities, 44 of which we owned, with a total design capacity of approximately 73,000 beds. Through our CoreCivic Community segment, we owned and operated 27 residential reentry centers with a total design capacity of approximately 5,000 beds.  In addition, through our CoreCivic Properties segment, we owned 27 properties leased to third parties and used by government agencies, totaling 2.3 million square feet.

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

Asset impairments.  The primary risk we face for asset impairment charges, excluding goodwill, is associated with facilities we own.  As of September 30, 2019, we had $2.8 billion in property and equipment, including $157.7 million in long-lived assets, excluding equipment, at six idled CoreCivic Safety correctional facilities.  The impairment analyses we performed for each of these facilities excluded the net book value of equipment, as a substantial portion of the equipment is easily transferrable to other company-owned facilities without significant cost.  The carrying values of the six idled correctional facilities as of September 30, 2019 were as follows (in thousands):

Prairie Correctional Facility	$14,572
Huerfano County Correctional Center	16,430
Diamondback Correctional Facility	40,164
Southeast Kentucky Correctional Facility	20,547
Marion Adjustment Center	11,457
Kit Carson Correctional Center	54,489
$157,659

We also have two idled non-core facilities in our Safety segment containing an aggregate of 440 beds with an aggregate net book value of $3.7 million; two facilities in our Community segment that became idle during 2019, as further described hereafter, containing an aggregate of 381 beds with an aggregate net book value of $6.5 million; and three residential reentry centers in our Properties segment that became idle in 2019, as further described hereafter, containing an aggregate of 430 beds with an aggregate net book value of $9.4 million.

We incurred operating expenses at these idled facilities of approximately $2.2 million and $2.3 million for the three months ended September 30, 2019 and 2018, respectively. We incurred approximately $6.5 million and $7.1 million in operating expenses at these idled facilities for the nine months ended September 30, 2019 and 2018, respectively.

During the second quarter of 2019, we idled one residential reentry center in Oklahoma due to declining utilization from the state of Oklahoma and the consolidation of residents into our other reentry facilities located in the state.  Further, we received notice during the second quarter of 2019 of the Federal Bureau of Prisons', or the BOP, decision to award the rebid of a contract at one of our residential reentry facilities in Arizona to another operator.  The residential reentry facility in Arizona was idled in the third quarter of 2019 upon expiration of its contract with the BOP on August 31, 2019.  As a result of these residential reentry centers becoming idle, we tested the facilities for impairment during the second quarter of 2019.  We concluded that the residential reentry facility in Oklahoma had a recoverable value in excess of the corresponding carrying value.  We concluded that the residential reentry facility in Arizona would likely be marketed for use other than as a residential reentry facility, and recorded an asset impairment of $4.3 million in the second quarter of 2019 to reduce the carrying value of the facility to its estimated fair value as a commercial real estate property.

During the third quarter of 2019, leases at three single-tenant residential reentry centers in our CoreCivic Properties segment expired and were not renewed. The three properties located in Pennsylvania total approximately 54,000 square feet and contain an aggregate of 430 beds with an aggregate net book value of $9.4 million as of September 30, 2019.  We have begun to market the facilities to other potential customers to operate as a CoreCivic Community facility or for future lease as a CoreCivic Properties facility.  As a result of the expiration of the leases at the three properties located in Pennsylvania, we tested the facilities for impairment during the third quarter of 2019.  We concluded that each of the properties had a recoverable value in excess of the corresponding carrying value.

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

On May 1, 2019, the BOP announced that it elected not to renew the contract at our Adams County Correctional Center in Adams County, Mississippi.  On June 28, 2019, the BOP executed an amendment to the existing contract to allow ICE to use up to 660 beds to care for adult male detainees. On July 18, 2019, the BOP contract, which was originally scheduled to expire on July 31, 2019, was extended to August 30, 2019. On September 3, 2019, we announced that we had entered into a new contract under an inter-governmental service agreement, or IGSA, between Adams County, Mississippi and ICE for up to 2,348 adult detainees at the Adams facility.  The new management agreement commenced on August 31, 2019, and has an initial term of 60 months, with unlimited extension options thereafter upon mutual agreement.  Either party may terminate the contract with 120 days' written notice.  ICE began utilizing the additional capacity at the Adams facility under the new contract and, as of September 30, 2019, we cared for approximately 1,100 detainees from ICE at the Adams facility.  As a result of the transition at this facility, we performed an impairment analysis of the Adams facility, which had a net carrying value of $97.1 million as of September 30, 2019, and concluded that this asset has a recoverable value in excess of the carrying value.

On May 16, 2019, we announced that we entered into a new contract under an IGSA between Torrance County, New Mexico and ICE to activate our 910-bed Torrance County Detention Facility in Estancia, New Mexico.  The Torrance facility had previously been idle since 2017 and had a net carrying value of $34.4 million as of September 30, 2019.  The new management contract commenced on May 15, 2019, and has an initial term of 60 months, with unlimited extension options thereafter upon mutual agreement.  Either party may terminate the contract with 120 days' written notice.  We began accepting ICE detainee populations into the Torrance facility in the third quarter of 2019 and, as of September 30, 2019, cared for approximately 270 detainees at the facility.

On May 23, 2019, we announced that we entered into a new contract under an IGSA between the City of Eden, Texas and the U.S. Marshals Service, or USMS, to activate our 1,422-bed Eden Detention Center in Eden, Texas.  The new agreement also permits ICE to utilize capacity at the facility at any time in the future.  The Eden facility had previously been idle since 2017 and had a net carrying value of $37.4 million as of September 30, 2019.  The new management contract commenced on June 1, 2019, and has an indefinite term.  Either party may terminate the contract with 30 days' written notice.  We began accepting populations into the Eden facility in the third quarter of 2019 and, as of September 30, 2019, cared for an aggregate of approximately 975 detainees at the facility.

Goodwill Impairments – As of September 30, 2019, we had $48.2 million of goodwill, established in connection with multiple business combination transactions.  We evaluate the recoverability of the carrying value of goodwill annually, in connection with our annual budgeting process, and whenever circumstances indicate the carrying value of goodwill may not be recoverable.  Under the provisions of Accounting Standards Update, or ASU, 2017-04, "Intangibles–Goodwill and Other (Topic 350): Simplifying the Test of Goodwill Impairment", we perform a qualitative assessment to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount.  If, after assessing the totality of events or circumstances, we determine it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing a quantitative impairment test is not necessary.  If a quantitative test is required, we perform an assessment to identify the existence of impairment and to measure the excess of a reporting unit's carrying amount over its fair value by using a combination of various common valuation techniques, including market multiples and discounted cash flows.  By their nature, valuation techniques are subject to considerable judgment and require estimates of future cash flows as well as other factors, which are often difficult to predict.  Estimated fair values could change if there are changes in our capital structure, cost of debt, interest rates, capital expenditure levels, operating cash flows, or market capitalization. Accordingly, we may incur goodwill impairment charges in the future.

Self-funded insurance reserves.  As of September 30, 2019, we had $43.7 million in accrued liabilities for employee health, workers' compensation, and automobile insurance claims.  We are significantly self-insured for employee health, workers' compensation, and automobile liability insurance claims.  As such, our insurance expense is largely dependent on claims experience and our ability to control our claims.  We have consistently accrued the estimated liability for employee health insurance claims based on our history of claims experience and the estimated time lag between the incident date and the date we pay the claims.  We have accrued the estimated liability for workers' compensation claims based on an actuarial valuation of the outstanding liabilities, discounted to the net present value of the outstanding liabilities, using a combination of actuarial methods used to project ultimate losses, and our automobile insurance claims based on estimated development factors on claims incurred. The liability for employee health, workers' compensation, and automobile insurance includes estimates for both claims incurred and for claims incurred but not reported.  These estimates could change in the future.  It is possible that future cash flows and results of operations could be materially affected by changes in our assumptions, new developments, or by the effectiveness of our strategies.

Legal reserves.  As of September 30, 2019, we had $16.7 million in accrued liabilities under the provisions of Accounting Standards Codification Subtopic 450-20, "Loss Contingencies," or ASC 450, related to certain claims and legal proceedings in which we are involved.  We have accrued our best estimate of the probable costs for the resolution of these claims and legal proceedings.  In addition, we are subject to current and potential future claims and legal proceedings for which little or no accrual has been reflected because our current assessment of the potential exposure is nominal.  These estimates have been developed in consultation with our General Counsel's office and, as appropriate, outside counsel handling these matters, and are based upon an analysis of potential results, assuming a combination of litigation and settlement strategies.  It is possible that future cash flows and results of operations could be materially affected by changes in our assumptions, new developments, or by the effectiveness of our litigation and settlement strategies.

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

	Effective	CoreCivic
	Date	Safety	Community	Properties	Total
Facilities as of December 31, 2017		51	26	12	89
Acquisition of a leased property in Florida	January 2018	—	—	1	1
Acquisition of a portfolio of leased properties in Arkansas, Missouri, Oklahoma, Tennessee and Texas	July 2018	—	—	12	12
Acquisition of a leased property in Maryland	August 2018	—	—	1	1
Acquisition of a leased property in Ohio	September 2018	—	—	1	1
Facilities as of December 31, 2018		51	26	27	104
Acquisition of the South Raleigh Reentry Center in North Carolina	February 2019	—	1	—	1
Acquisition of a leased property in Michigan	May 2019	—	—	1	1
Sale of a leased property in Pennsylvania	June 2019	—	—	(1)	(1)
Facilities as of September 30, 2019		51	27	27	105

Three and Nine Months Ended September 30, 2019 Compared to the Three and Nine Months Ended September 30, 2018

Net income was $49.0 million, or $0.41 per diluted share, for the three months ended September 30, 2019, compared with net income of $41.0 million, or $0.34 per diluted share, for the three months ended September 30, 2018.  Net income was $146.9 million, or $1.23 per diluted share, for the nine months ended September 30, 2019, compared with net income of $118.0 million, or $0.99 per diluted share, for the nine months ended September 30, 2018. Results for the three and nine months ended September 30, 2019 included a $4.1 million gain, net of taxes, for the settlement of a contractual dispute with respect to revenues that would have been recognized during the previous several years.  In addition, net income for the nine months ended September 30, 2019 and 2018, included $4.7 million and $1.6 million, respectively, of asset impairments.  Net income for the three and nine months ended September 30, 2018, also reflected income tax charges of $1.0 million resulting from the Tax Cuts and Jobs Act, or the TCJA, as further described hereafter.  In addition, net income for the nine months ended September 30, 2018, included expenses associated with debt refinancing transactions of $1.0 million associated with the amendment and extension of our revolving credit facility completed in April 2018.

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

For the three and nine months ended September 30, 2019 and 2018, our total facility net operating income was divided among these business segments as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Segment:
Safety	85.5%	86.5%	85.3%	87.9%
Community	4.8%	4.8%	5.1%	4.6%
Properties	9.7%	8.7%	9.6%	7.5%

Facility Operations

A key performance indicator we use to measure the revenue and expenses associated with the operation of the correctional, detention, and residential reentry facilities we own or manage is expressed in terms of a compensated man-day, which represents the revenue we generate and expenses we incur for one offender for one calendar day.  Revenue and expenses per compensated man-day are computed by dividing facility revenue and expenses by the total number of compensated man-days during the period.  A compensated man-day represents a calendar day for which we are paid for the occupancy of an offender. We believe the measurement is useful because we are compensated for operating and managing facilities at an offender per-diem rate based upon actual or minimum guaranteed occupancy levels.  We also measure our costs on a per-compensated man-day basis, which is largely dependent upon the number of offenders we accommodate.  Further, per compensated man-day measurements are also used to estimate our potential profitability based on certain occupancy levels relative to design capacity.  Revenue and expenses per compensated man-day for all of the correctional, detention, and residential reentry facilities placed into service that we owned or managed, exclusive of those held for lease, and for TransCor were as follows for the three and nine months ended September 30, 2019 and 2018:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Revenue per compensated man-day	$80.46	$76.43	$79.08	$76.20
Operating expenses per compensated man-day:
Fixed expense	42.98	40.66	41.51	40.30
Variable expense	16.37	16.46	16.07	16.32
Total	59.35	57.12	57.58	56.62
Operating income per compensated man-day	$21.11	$19.31	$21.50	$19.58
Operating margin	26.2%	25.3%	27.2%	25.7%
Average compensated occupancy	82.9%	80.8%	82.8%	80.2%
Average available beds	78,107	78,047	78,096	78,047
Average compensated population	64,761	63,030	64,665	62,595

Prior to the adoption of ASU 2016-02, "Leases (Topic 842)" and ASU 2018-11, "Targeted Improvements – Leases (Topic 842)", cumulatively ASC 842, on January 1, 2019, a portion of the rental payments for the South Texas Family Residential Center was classified as depreciation and interest expense for financial reporting purposes in accordance with ASC 840-40-55, formerly Emerging Issues Task Force No. 97-10, "The Effect of Lessee Involvement in Asset Construction."  Accordingly, fixed expenses per compensated man-day for the three and nine months ended September 30, 2018 include depreciation expense of $4.1 million and $12.3 million, respectively, and interest expense of $1.4 million and $4.3 million, respectively, in order to more properly reflect the cash flows associated with the lease at the South Texas Family Residential Center.  Upon adoption of ASC 842, all rental payments associated with this lease are classified as operating expenses.

Revenue

Total revenue consists of management revenue we generate through CoreCivic Safety and CoreCivic Community in the operation of correctional, detention, and residential reentry facilities, as well as the revenue we generate from TransCor and our electronic monitoring and case management services.  Total revenue also consists of rental revenue we generate through CoreCivic Properties from facilities we lease to third-party operators.  The following table reflects the components of revenue for the three and nine months ended September 30, 2019 and 2018 (in millions):

	For the Three Months Ended September 30,
	2019	2018	$ Change	% Change
Management revenue:
Federal	$263.8	$224.5	$39.3	17.5%
State	167.7	176.6	(8.9)	(5.0%)
Local	26.4	25.4	1.0	3.9%
Other	30.8	20.9	9.9	47.4%
Total management revenue	488.7	447.4	41.3	9.2%
Rental revenue	19.8	15.3	4.5	29.4%
Other	—	—	—	—
Total revenue	$508.5	$462.7	$45.8	9.9%

	For the Nine Months Ended September 30,
	2019	2018	$ Change	% Change
Management revenue:
Federal	$758.1	$651.7	$106.4	16.3%
State	506.6	530.3	(23.7)	(4.5%)
Local	76.1	74.5	1.6	2.1%
Other	83.9	58.1	25.8	44.4%
Total management revenue	1,424.7	1,314.6	110.1	8.4%
Rental revenue	58.1	38.9	19.2	49.4%
Other revenue	0.1	—	0.1	—
Total revenue	$1,482.9	$1,353.5	$129.4	9.6%

The $41.3 million, or 9.2%, increase in total management revenue for the three months ended September 30, 2019 as compared with the same period in 2018 was primarily a result of an increase in revenue of approximately $12.7 million driven by an increase in the average daily compensated population.  The $110.1 million, or 8.4%, increase in total management revenue for the nine months ended September 30, 2019 as compared with the same period in 2018 was primarily a result of an increase in revenue of approximately $44.5 million also driven by an increase in average daily compensated population.  The increase in total management revenue in both the three- and nine-month periods was also a result of an increase in revenue of approximately $28.6 million and $65.6 million, respectively, driven primarily by an increase in average revenue per compensated man-day, the acquisition of Recovery Monitoring Solutions Corporation, or RMSC, an electronic monitoring and case management subsidiary, in the fourth quarter of 2018, and the gain for the settlement of a contractual dispute recognized in the third quarter of 2019, as previously discussed herein.  The increase in average revenue per compensated man-day in both periods was primarily the result of the effect of per diem increases at several of our facilities as well as a higher mix of federal populations at higher per diem rates.

Average daily compensated population increased 1,731, or 2.7%, to 64,761 during the three months ended September 30, 2019 compared to 63,030 during the three months ended September 30, 2018.  Average daily compensated population increased 2,070, or 3.3%, to 64,665 during the nine months ended September 30, 2019 compared to 62,595 during the nine months ended September 30, 2018.  Average daily compensated population in both periods increased primarily as a result of additional populations from the USMS and ICE. The new contract with the Commonwealth of Kentucky Department of Corrections, or KYDOC, to care for medium and close-security offenders at our previously idled 816-bed Lee Adjustment Center in Kentucky also contributed to the increase in average daily compensated population in the nine-month period. The new contract with the KYDOC commenced on November 19, 2017, and we began receiving offenders at the Lee facility late in the first quarter of 2018. These average daily compensated population increases in both the three- and nine-month periods were partially offset by the continued and anticipated transfer of California inmates held in our out-of-state facilities back to the state of California, which was completed during the second quarter of 2019.

The solutions we provide to our federal customers, including primarily the BOP, the USMS, and ICE, continue to be a significant component of our business.  Our federal customers generated approximately 52% and 49% of our total revenue for the three months ended September 30, 2019 and 2018, respectively, increasing $39.3 million, or 17.5%, during the three months ended September 30, 2019 as compared with the same period in 2018.  Our federal customers generated approximately 51% and 48% of our total revenue for the nine months ended September 30, 2019 and 2018, respectively, increasing $106.4 million, or 16.3%, during the nine months ended September 30, 2019 as compared with the same period in 2018.  The increase in federal revenues in 2019 primarily resulted from the combined effect of per diem increases for several of our federal contracts and a net increase in federal populations at certain other facilities, primarily from the USMS and ICE.  New contracts with the USMS at our Tallahatchie County Correctional Facility and with ICE at our La Palma Correctional Center executed in June 2018 and July 2018, respectively, contributed to these higher federal populations.  The aforementioned new IGSAs with ICE at our previously idled Torrance facility and with the USMS at our previously idled Eden facility, both entered into in the second quarter of 2019, also contributed to the higher federal populations during the three and nine months ended September 30, 2019 when compared to the same periods in the prior year. Revenue for the third quarter of 2019 also includes $2.0 million for a performance bonus earned under the contract with the BOP at our Adams County Correctional Center.

State revenues from contracts at correctional, detention, and residential reentry facilities that we operate decreased $8.9 million, or 5.0%, from the third quarter of 2018 to the third quarter of 2019.  State revenues decreased $23.7 million, or 4.5%, from the nine months ended September 30, 2018 to the comparable period in 2019.  The decrease in state revenues in both the three- and nine-month periods was primarily a result of a continued, and anticipated transfer back to the state of California of all of the California inmates held in our out-of-state facilities, which was completed during the second quarter of 2019. The decrease in state revenue in both periods was also a result of the aforementioned decline in utilization from the state of Oklahoma at one of our residential reentry centers in Oklahoma and the consolidation of residents into our other reentry facilities located in the state.  We idled the Oklahoma reentry facility in the second quarter of 2019. The decrease in state revenues was partially offset by new contracts with the KYDOC at our Lee Adjustment Center and the state of Ohio at our Northeast Ohio Correctional Center, and by new contracts with the states of Vermont, Wyoming and South Carolina at our Tallahatchie County Correctional Facility, as further described hereafter.  Per diem increases pursuant to numerous other state contracts and a net increase in state populations at certain other facilities also contributed to the offset.

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

On August 9, 2019, we entered into a new contract with the Kansas Department of Corrections, or KDOC, pursuant to a Request for Proposal issued by the KDOC to provide housing for up to 600 adult male offenders of medium security or higher.  The new management contract commenced on August 1, 2019, and has an initial term of one year, with two additional one-year extension options thereafter upon mutual agreement.  We currently expect to utilize available capacity at our 1,896-bed Saguaro Correctional Facility in Eloy, Arizona pursuant to this contract, where we also care for inmates from Hawaii.  The contract with the KDOC also provides that, upon mutual agreement, we may transfer offenders held under this contract to another correctional facility we operate.  On October 24, 2019, we accepted 120 offenders from the KDOC at our Saguaro facility.

The $9.9 million, or 47.4%, increase and the $25.8 million, or 44.4%, increase in other management revenue from the three and nine months ended September 30, 2018 to the comparable periods in 2019 were both primarily a result of the acquisition of RMSC in the fourth quarter of 2018 and the gain for the settlement of a contractual dispute recognized in the third quarter of 2019, as previously discussed herein.

The $4.5 million, or 29.4%, increase and the $19.2 million, or 49.4%, increase in rental revenue from the three and nine months ended September 30, 2018 to the comparable periods in 2019 were both primarily a result of acquisitions in 2018 and 2019 of multiple properties leased to third parties, as further described hereafter.

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

Operating Expenses

Operating expenses totaled $368.7 million and $333.8 million for the three months ended September 30, 2019 and 2018, respectively, while operating expenses for the nine months ended September 30, 2019 and 2018 totaled $1,060.2 million and $973.4 million, respectively.  Operating expenses consist of those expenses incurred in the operation and management of correctional, detention, and residential reentry facilities, as well as those expenses incurred in the operations of TransCor and our electronic monitoring and case management services.  Operating expenses also consist of those expenses incurred in the operation of facilities we lease to third-party operators.

Expenses incurred by CoreCivic Safety and CoreCivic Community in connection with the operation and management of our correctional, detention, and residential reentry facilities, as well as those incurred in the operations of TransCor and our electronic monitoring and case management services, increased $32.7 million, or 9.9%, during the third quarter of 2019 when compared with the same period in 2018. Expenses incurred by these segments increased $79.8 million, or 8.3%, during the nine months ended September 30, 2019, when compared to the same period in the prior year.  Similar to our management revenue, there were several factors that contributed to the increase in operating expenses incurred in these segments in both the three- and nine-month periods. The additional operating expenses resulting from the activation of our previously idled Lee Adjustment Center due to a new contract award from the KYDOC and the new contracts at our Tallahatchie facility contributed to the increase in operating expenses.  Additional expenses resulting from the acquisition of RMSC in the fourth quarter of 2018 also contributed to the increase in operating expenses.  In addition, operating expenses also increased in both periods due to activation expenses incurred in connection with the aforementioned new IGSAs with ICE and the USMS at our previously idled Torrance and Eden facilities, respectively.  Operating expenses also increased in the three- and nine-month periods as a result of the aforementioned adoption of ASC 842 on January 1, 2019. Prior to adoption of ASC 842, a portion of the rental payments for the South Texas Family Residential Center was classified as depreciation and interest expense in accordance with ASC 840-40-55. The aggregate depreciation and interest expense associated with the lease at the South Texas Family Residential Center for the three and nine months ended September 30, 2018 totaled $5.5 million and $16.6 million, respectively.  Upon adoption of ASC 842, all rental payments associated with this lease are classified as operating expenses. The increase in operating expenses in both the three-and nine-month periods was partially offset by a decrease in operating expenses at our Adams County Correctional Center that was a result of the transition of contracts from the BOP to ICE at that facility, as previously discussed herein.

Total expenses per compensated man-day increased to $59.35 during the three months ended September 30, 2019 from $57.12 during the three months ended September 30, 2018, and increased to $57.58 during the nine months ended September 30, 2019 from $56.62 during the same period in the prior year.  Fixed expenses per compensated man-day increased to $42.98 during the three months ended September 30, 2019 from $40.66 during the same period in the prior year, and increased to $41.51 during the nine months ended September 30, 2019 from $40.30 during the same period in the prior year.  The increase in fixed expenses per compensated man-day in both periods was primarily due to increases in salaries and benefits expenses, including staffing expenses associated with the aforementioned activation of operations at our Torrance and Eden facilities.

As the economy has improved and the nation's unemployment rate has declined, we have experienced wage pressures in certain markets across the country, and have provided wage increases to remain competitive.  These wage pressures contributed to the increase in fixed expenses per compensated man-day during both periods in 2019 when compared to the same periods in 2018. We continually monitor compensation levels very closely along with overall economic conditions and will set wage levels necessary to help ensure the long-term success of our business.  Further, we continually evaluate the structure of our employee benefits package and training programs to ensure we are better able to attract and retain our employees.  Salaries and benefits represent the most significant component of our operating expenses, representing approximately 59% of our total operating expenses for the first nine months of 2019 and 60% of our total operating expenses during the twelve months ended December 31, 2018.

Operating expenses incurred by CoreCivic Properties in connection with facilities we lease to third-party operators increased $2.2 million, or 55.0%, during the third quarter of 2019 when compared with the same period in 2018, and increased $7.1 million, or 68.6%, during the nine months ended September 30, 2019 when compared with the same period in 2018.  The increase in expenses in this segment in both periods was primarily the result of acquisitions in 2018 and 2019 of multiple properties leased to third parties.

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

Based on information available as of the date of this Quarterly Report, we believe we will renew all contracts with our government partners that have expired or are scheduled to expire within the next twelve months that could have a material impact on our financial statements.  We believe our renewal rate on existing contracts remains high due to a variety of reasons including, but not limited to, the constrained supply of available beds within the U.S. correctional system, our ownership of the majority of the beds we operate, and the cost effectiveness of the services we provide.  However, we cannot assure we will continue to achieve such renewal rates in the future.

CoreCivic Safety

CoreCivic Safety includes the operating results of the correctional and detention facilities that we operated during each period.  Total revenue generated by CoreCivic Safety increased $35.5 million, or 8.4%, from $422.3 million in the third quarter of 2018 to $457.8 million in the third quarter of 2019, and increased $92.5 million, or 7.5%, from $1,240.0 million during the nine months ended September 30, 2018 to $1,332.5 million during the nine months ended September 30, 2019.  CoreCivic Safety's facility net operating income, or facility revenues less operating expenses, increased $8.1 million, or 7.2%, from $111.6 million during the three months ended September 30, 2018 to $119.7 million during the three months ended September 30, 2019, and increased $26.5 million, or 7.9% from $334.3 million during the nine months ended September 30, 2018 to $360.8 million during the nine months ended September 30, 2019.  The aggregate depreciation and interest expense associated with the lease at the South Texas Family Residential Center for the three and nine months ended September 30, 2018, totaling $5.5 million and $16.6 million, respectively, is not included in the 2018 net operating income amount, but is included in the following per compensated man-day statistics for the three and nine months ended

September 30, 2018.  During the three and nine months ended September 30, 2019, CoreCivic Safety generated 85.5% and 85.3%, respectively, of our total facility net operating income, compared with 86.5% and 87.9%, respectively, during the three and nine months ended September 30, 2018.

The following table displays the revenue and expenses per compensated man-day for CoreCivic Safety's correctional and detention facilities placed into service that we own and manage and for the facilities we manage but do not own, inclusive of the transportation services provided by TransCor:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
CoreCivic Safety Facilities:
Revenue per compensated man-day	$81.93	$77.93	$80.52	$77.76
Operating expenses per compensated man-day:
Fixed expense	43.63	41.29	42.12	40.90
Variable expense	16.88	17.07	16.60	16.93
Total	60.51	58.36	58.72	57.83
Operating income per compensated man-day	$21.42	$19.57	$21.80	$19.93
Operating margin	26.1%	25.1%	27.1%	25.6%
Average compensated occupancy	83.4%	80.9%	83.2%	80.2%
Average available beds	72,833	72,833	72,833	72,833
Average compensated population	60,736	58,901	60,617	58,411

Operating margins within the CoreCivic Safety facilities during the three and nine months ended September 30, 2019 were positively impacted by the aforementioned new contract with the KYDOC at our Lee Adjustment Center.  As California populations declined at the Tallahatchie facility during the first half of 2018, we retained staff at the facility in anticipation of new contracts, which we ultimately obtained from the USMS, and the states of Vermont, Wyoming, and South Carolina, resulting in a favorable impact to operating margins in 2019 when compared to the prior year.  An increase in populations from the USMS and ICE across the portfolio, as well as per diem increases at several of our facilities, also positively impacted operating margins when comparing the three and nine months ended September 30, 2019 to the comparable periods in 2018.  The positive impact on operating margins of these events was partially offset in both periods by the start-up expenses incurred at our Torrance and Eden facilities as we prepared to receive detainee and inmate populations from ICE and the USMS, respectively, in the third quarter of 2019. The start-up expenses, or the incremental operating losses incurred during the activation period, amounted to approximately $6.8 million and $9.5 million in the three and nine months ended September 30, 2019, respectively.

During the first quarter of 2015, the adult inmate population held in state of California institutions first met a Federal court order to reduce inmate populations below 137.5% of its capacity.  Inmate populations in the state continued to decline below the court ordered capacity limit which has resulted in declining inmate populations in the out-of-state program at facilities we own and operate. The state of California's budget for fiscal 2018-2019, signed by the Governor of California in June 2018, anticipated that all inmates from California would be returned from out-of-state facilities to the state of California by January 2019.  In accordance with the budget for fiscal 2018-2019, all California inmates were transferred from our 2,672-bed Tallahatchie County Correctional Facility in Tutwiler, Mississippi back to California in the second quarter of 2018. However, due to the higher-than-expected population in fiscal 2018-2019, California was unable to accept the transfer of the inmates cared for at our 3,060-bed La Palma Correctional Center in Eloy, Arizona, our remaining out-of-state facility caring for California inmates at the time.  During January 2019, the Governor issued a proposed budget for fiscal 2019-2020, which assumed all California inmates would be returned from out-of-state facilities by June 30, 2019.  Accordingly, all remaining California inmates were removed from our La Palma facility as of June 30, 2019.  During the three months ended September 30, 2018, we cared for an average daily population of approximately 2,200 California inmates at our La Palma facility.  This decline in population resulted in a decrease in revenue of $13.4 million and $44.5 million, respectively, from the three and nine months ended September 30, 2018 to the comparable periods in 2019.   Approximately 1% and 4% of our total revenue for the nine months ended September 30, 2019 and 2018, respectively, was generated from the California Department of Corrections and Rehabilitation in facilities housing inmates outside the state of California.

The Governor of California recently signed Assembly Bill 32, or AB32, which, subject to certain exceptions, as of January 1, 2020, generally prohibits new contracts and renewals of existing contracts between private, for-profit entities and government agencies for the operation of detention facilities within the state of California, with a January 1, 2028 sunset for the use of private, for-profit entities by the state of California.  While AB32 excludes facilities leased from private, for-profit entities, such as our California City

Correctional Center, the impact of AB32 on our California based detention and reentry facility contracts is currently unclear given the potential conflict between federal and state law, and the likelihood of one or more court challenges to the enforceability of AB32.  We believe the restrictions to force a phase-out of federal detention and residential reentry facilities under private management goes against federal law. However, if AB32 is implemented as currently constructed, the federal government could be prohibited from renewing (i) its contract to operate our Otay Mesa Detention Center which is currently scheduled to expire in June 2020, and (ii) our various residential reentry contracts within the state of California, which are also scheduled to expire in 2020. As indicated above, AB32 will likely encounter some form of court challenge, as there appears to be meritorious arguments against the enforceability of AB32 under applicable law.  The non-renewal of our contract to operate the Otay Mesa Detention Center, which was recently expanded from 1,482 beds to 1,994 beds, would have a significant impact on our results of operations and cash flows.

On June 14, 2018, we announced that we entered into a new contract under an IGSA between the Tallahatchie County Correctional Authority, Tutwiler, Mississippi and the USMS at our Tallahatchie County Correctional Facility.  The new contract, which also authorizes ICE to utilize the facility, commenced on June 14, 2018, and has an initial term expiring June 30, 2020, with unlimited two-year extension options thereafter upon mutual agreement. On September 19, 2018, we announced that we entered into a new contract with the Vermont Department of Corrections to care for up to 350 of the State's inmates at our Tallahatchie facility.  The new contract commenced on October 1, 2018, and has an initial term of two years, with one additional two-year extension option thereafter upon mutual agreement. We began receiving inmates from Vermont at our Tallahatchie facility during the fourth quarter of 2018. As of September 30, 2019, we cared for approximately 475 offenders from the USMS, 1,050 detainees from ICE, 275 inmates from Vermont, and approximately 150 offenders under additional new contracts from the states of South Carolina and Wyoming at our Tallahatchie facility.

On July 24, 2018, we announced that the city of Eloy agreed to modify an existing IGSA with ICE to add the La Palma facility as a place of performance.  The new contract commenced on July 24, 2018, and has an indefinite term, subject to termination by either party with 90 days' written notice.  As of September 30, 2019, we cared for approximately 2,075 detainees from ICE at our La Palma facility.

As previously discussed herein, on May 1, 2019, the BOP announced that it elected not to renew the contract at our Adams County Correctional Center in Adams County, Mississippi.  On June 28, 2019, the BOP executed an amendment to the existing contract to allow ICE to use up to 660 beds to care for adult male detainees.  On July 18, 2019, the BOP contract, which was originally scheduled to expire on July 30, 2019, was extended to August 30, 2019. On September 3, 2019, we announced that we had entered into a new contract under an IGSA between Adams County, Mississippi and ICE for up to 2,348 adult detainees at the Adams facility.  The new management agreement commenced on August 31, 2019, and has an initial term of 60 months, with unlimited extension options thereafter upon mutual agreement.  Either party may terminate the contract with 120 days' written notice.  ICE began utilizing the additional capacity at the Adams facility under the new contract and, as of September 30, 2019, we cared for approximately 1,100 detainees from ICE at the Adams facility.

Effective August 1, 2019, we were awarded a new contract with the KDOC to care for offenders at our 1,896-bed Saguaro Correctional Facility.  The new management contract has an initial term of one year, with two additional one-year extension options upon mutual agreement.  We began receiving KDOC offenders in October 2019, and as of October 31, 2019, we cared for 120 offenders from the state of Kansas at the Saguaro facility pursuant to this contract.  The contract with the KDOC also provides that, upon mutual agreement, we may transfer offenders held under the contract to another correctional facility that we operate.

CoreCivic Community

CoreCivic Community includes the operating results of the residential reentry centers that we operated during each period, along with the operating results of our electronic monitoring and case management services from the acquisition dates of the subsidiaries providing those services.  Total revenue generated by CoreCivic Community increased $5.7 million, or 22.7%, from $25.1 million during the third quarter of 2018 to $30.8 million during the third quarter of 2019, and increased $17.5 million, or 23.4%, from $74.7 million during the nine months ended September 30, 2018 to $92.1 million during the nine months ended September 30, 2019.  CoreCivic Community's facility net operating income increased $0.5 million, or 7.4%, from $6.2 million during the three months ended September 30, 2018 to $6.7 million during the three months ended September 30, 2019, and increased $3.8 million, or 21.3%, from $17.6 million during the nine months ended September 30, 2018 to $21.4 million during the nine months ended September 30, 2019.  During the three and nine months ended September 30, 2019, CoreCivic Community generated 4.8% and 5.1%, respectively, of our total facility net operating income, compared with 4.8% and 4.6%, respectively, during the three and nine months ended September 30, 2018.

The following table displays the revenue and expenses per compensated man-day for CoreCivic Community's residential reentry facilities placed into service that we own and manage, but exclusive of the electronic monitoring and case management services given that revenue is not generated on a per compensated man-day basis for these services:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
CoreCivic Community Facilities:
Revenue per compensated man-day	$58.31	$54.94	$57.45	$54.41
Operating expenses per compensated man-day:
Fixed expense	33.23	31.72	32.32	31.87
Variable expense	8.73	7.78	8.20	7.78
Total	41.96	39.50	40.52	39.65
Operating income per compensated man-day	$16.35	$15.44	$16.93	$14.76
Operating margin	28.0%	28.1%	29.5%	27.1%
Average compensated occupancy	76.3%	79.2%	76.9%	80.2%
Average available beds	5,274	5,214	5,263	5,214
Average compensated population	4,025	4,129	4,048	4,184

Operating margins in the CoreCivic Community segment for both the three- and nine-month periods ended September 30, 2019 were positively impacted by an increase in revenue, primarily driven by per diem increases across the portfolio.  This positive impact on operating margins was offset in the three-month period and partially offset in the nine-month period primarily by the aforementioned decline in utilization from the state of Oklahoma at one of our residential reentry centers in Oklahoma and the consolidation of residents into our other reentry facilities located in the state. We idled the Oklahoma reentry facility in the second quarter of 2019. Also, as previously discussed herein, we idled a residential reentry center in Arizona in the third quarter of 2019 upon the expiration of a BOP contract on August 31, 2019.

The acquisition of RMSC on December 1, 2018, which provides non-residential correctional alternatives, including electronic monitoring and case management services, also positively impacted CoreCivic Community's facility net operating income in 2019.

CoreCivic Properties

CoreCivic Properties includes the operating results of the properties we leased to third parties and that were used by government agencies during each period.  Total revenue generated by CoreCivic Properties increased $4.5 million, or 29.8%, from $15.3 million in the third quarter of 2018 to $19.8 million in the third quarter of 2019, and increased $19.2 million, or 49.3%, from $38.9 million during the nine months ended September 30, 2018 to $58.1 million during the nine months ended September 30, 2019.  CoreCivic Properties' facility net operating income increased $2.3 million, or 20.8%, from $11.3 million in the third quarter of 2018 to $13.6 million in the third quarter of 2019, and increased $12.1 million, or 42.4%, from $28.6 million during the nine months ended September 30, 2018 to $40.7 million during the nine months ended September 30, 2019.  The increases in total revenue and net operating income were primarily the result of the properties we acquired in 2018 and 2019.  During the three and nine months ended September 30, 2019, CoreCivic Properties generated 9.7% and 9.6%, respectively, of our total facility net operating income, compared with 8.7% and 7.5%, respectively, during the three and nine months ended September 30, 2018.

On January 19, 2018, we acquired the 261,000 square-foot Capital Commerce Center, located in Tallahassee, Florida. Capital Commerce Center is 98% leased, including 87% leased to the state of Florida on behalf of the Florida Department of Business and Professional Regulation.

On January 24, 2018, we entered into a 20-year lease agreement with the KDOC for a 2,432-bed correctional facility we are constructing in Lansing, Kansas.  The new facility will replace the Lansing Correctional Facility, Kansas' largest correctional complex for adult male inmates, originally constructed in 1863.  We will be responsible for facility maintenance throughout the 20-year term of the lease, at which time ownership will revert to the state of Kansas.  Construction of the new facility commenced in the first quarter of 2018 and is expected to be completed during the first quarter of 2020.

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

On September 21, 2018, we acquired a 217,000 square-foot, steel frame property in Dayton, Ohio that was built-to-suit for the National Archives and Records Administration, or NARA, in 2002. The building is 100% leased to the GSA on behalf of NARA through January 2023 and includes two additional 10-year renewal options.  The building provides 1.2 million cubic feet of storage space, approximately 90% of which is dedicated to archives of the Internal Revenue Service.

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

As previously discussed herein, during the third quarter of 2019, leases at three single-tenant residential reentry centers located in Pennsylvania expired and were not renewed.  The three properties total approximately 54,000 square feet and contain an aggregate of 430 beds.  These three facilities generated total facility net operating income of $1.0 million in 2018.  We have begun to market the facilities to other potential customers to operate as a CoreCivic Community facility or for future lease as a CoreCivic Properties facility.

General and administrative expenses

For the three months ended September 30, 2019 and 2018, general and administrative expenses totaled $32.0 million and $25.1 million, respectively, while general and administrative expenses totaled $94.8 million and $77.6 million, respectively, during the nine months ended September 30, 2019 and 2018.  General and administrative expenses consist primarily of corporate management salaries and benefits, professional fees, including those associated with mergers and acquisitions, or M&A, and other administrative expenses.  General and administrative expenses increased from the prior year periods primarily as a result of higher salaries, including incentive compensation, as well as professional fees and expenses associated with the relocation of our corporate headquarters.

Depreciation and amortization

For the three months ended September 30, 2019 and 2018, depreciation and amortization expense totaled $36.7 million and $39.5 million, respectively, while depreciation and amortization expense totaled $107.8 million and $116.1 million, respectively, during the nine months ended September 30, 2019 and 2018.  Depreciation and amortization decreased primarily as a result of the aforementioned adoption of ASC 842 on January 1, 2019.  Prior to adoption of ASC 842, a portion of the rental payments for the South Texas Family Residential Center was classified as depreciation in accordance with ASC 840-40-55.  Depreciation expense associated with the lease at the South Texas Family Residential Center for the three and nine months ended September 30, 2018 amounted to $4.1 million and $12.3 million, respectively.  Upon adoption of ASC 842, all rental payments associated with this lease are classified as operating expenses.  The decrease in depreciation and amortization expense following the adoption of ASC 842 on January 1, 2019 was partially offset by the additional depreciation and amortization resulting from our M&A activities during 2018 and 2019.

Asset impairments

As further described under "critical accounting policies", during the second quarter of 2019, we incurred asset impairment charges of $4.7 million primarily related to a residential reentry center in Arizona that became idle in the third quarter of 2019.  During the second quarter of 2018, we incurred an asset impairment charge of $1.6 million associated with the sale of our former corporate headquarters, which was completed in the third quarter of 2018.

Interest expense, net

Interest expense is reported net of interest income and capitalized interest for the three and nine months ended September 30, 2019 and 2018.  Gross interest expense, net of capitalized interest, was $21.4 million and $20.8 million for the three months ended September 30, 2019 and 2018, respectively, and was $64.7 million and $59.6 million for the nine months ended September 30, 2019 and 2018, respectively. Gross interest expense is based on outstanding borrowings under our revolving credit facility, our outstanding Incremental Term Loan, or Term Loan, our outstanding senior notes, and our outstanding non-recourse mortgage notes, as well as the amortization of loan costs and unused facility fees.  The increase in gross interest expense primarily resulted from an increase in the average outstanding balance on our revolving credit facility and higher interest expense associated with the new non-recourse mortgage notes issued during 2018, as further described hereafter.  Partially offsetting the increase in expense was the reduction in interest expense associated with the lease of the South Texas Family Residential Center.  Interest expense associated with the lease of this facility was $1.4 million and $4.3 million during the three and nine months ended September 30, 2018, respectively, classified as such in accordance with ASC 840-40-55.  As previously described herein, upon adoption of ASC 842 on January 1, 2019, all rental payments associated with this lease are classified as operating expenses.

We have benefited from relatively low interest rates on our revolving credit facility, which is largely based on the London Interbank Offered Rate, or LIBOR.  Based on our total leverage ratio, borrowings under our revolving credit facility during 2018 and the first nine months of 2019 were at the base rate plus a margin of 0.50% or at LIBOR plus a margin of 1.50%, and a commitment fee equal to 0.35% of the unfunded balance. Interest rates under the Term Loan are the same as the interest rates under our revolving credit facility.

On January 19, 2018, we acquired the 261,000 square-foot Capital Commerce Center located in Tallahassee, Florida for a purchase price of $44.7 million.  The acquisition was partially financed with a $24.5 million non-recourse mortgage note, or the Capital Commerce Note, which is fully-secured by the Capital Commerce Center property, with an interest rate of 4.5%, maturing in January 2033.

On April 20, 2018, CoreCivic of Kansas, LLC, a wholly-owned subsidiary of ours, priced $159.5 million in aggregate principal amount of non-recourse senior secured notes, or the Kansas Notes, in a private placement pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended.  The private placement closed on June 1, 2018. We are using the proceeds of the private placement, which are drawn on quarterly funding dates beginning in the second quarter of 2018, to fund construction of the Lansing Correctional Facility, as further described hereafter, along with costs and expenses of the project.  The Kansas Notes have a yield to maturity of 4.43% and are scheduled to mature in January 2040, approximately 20 years following completion of the project, which is expected to occur during the first quarter of 2020.  We capitalized $1.4 million and $3.4 million of interest associated with this construction project during the three and nine months ended September 30, 2019, respectively. We capitalized $0.3 million and $0.4 million of interest associated with this construction project during the three and nine months ended September 30, 2018, respectively.

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

Gross interest income was $0.4 million and $0.3 million for the three months ended September 30, 2019 and 2018, respectively, and was $1.6 million and $1.0 million for the nine months ended September 30, 2019 and 2018, respectively.  Gross interest income is earned on notes receivable, investments, cash and cash equivalents, and restricted cash.  Total capitalized interest was $1.6 million and $0.3 million during the three months ended September 30, 2019 and 2018, respectively, and was $4.3 million and $0.4 million during the nine months ended September 30, 2019 and 2018, respectively. Capitalized interest was primarily associated with the construction of the Lansing Correctional Facility and the expansion of our Otay Mesa Detention Center, as further described hereafter.

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

During the three months ended September 30, 2019 and 2018, our financial statements reflected an income tax expense of $1.5 million and $2.8 million, respectively.  During the nine months ended September 30, 2019 and 2018, our financial statements reflected an income tax expense of $5.9 million and $7.2 million, respectively.  Our effective tax rate was 3.9% and 5.8% during the nine months ended September 30, 2019 and 2018, respectively.  The TCJA, enacted December 22, 2017, reduced the U.S. federal corporate tax rate from 35% to 21%, required companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred, and created new taxes on certain foreign-sourced earnings.  However, the TCJA did not change the dividends paid deduction applicable to REITs and, therefore, we generally will not be subject to federal income taxes on our REIT taxable income and gains that we distribute to our stockholders.  As a result of changes in the U.S. federal corporate tax rates resulting from the TCJA, during the fourth quarter of 2017, we re-measured certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 21%.  In the fourth quarter of 2017, we recognized $4.5 million, which was included as a component of income tax expense, for the revaluation of deferred tax assets and liabilities and other taxes associated with the TCJA. During the third quarter of 2018, we revised our estimates of the revaluation of deferred tax assets and liabilities resulting in the recognition of an additional charge of $1.0 million, which was included as a component of income tax expense.

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

To maintain our qualification as a REIT, we generally are required to distribute annually to our stockholders at least 90% of our REIT taxable income (determined without regard to the dividends paid deduction and excluding net capital gains). Our REIT taxable income will not typically include income earned by our TRSs except to the extent our TRSs pay dividends to the REIT.  Our Board of Directors declared a quarterly dividend of $0.44 for the first, second and third quarters of 2019 totaling $53.0 million in the first quarter, $52.9 million in the second quarter, and $53.0 million in the third quarter. The amount, timing and frequency of future distributions will be at the sole discretion of our Board of Directors and will be declared based upon various factors, many of which are beyond our control, including our financial condition and operating cash flows, the amount required to maintain qualification and taxation as a REIT and to reduce any income and excise taxes that we otherwise would be required to pay, limitations on distributions in our existing and future debt instruments, limitations on our ability to fund distributions using cash generated through our TRSs, alternative growth opportunities that require capital deployment, and other factors that our Board of Directors may deem relevant.

As of September 30, 2019, our liquidity was provided by cash on hand of $47.5 million, and $585.7 million available under our revolving credit facility.  Our Credit Agreement also contains an "accordion" feature that provides for uncommitted incremental extensions of credit in the form of increases in the revolving commitments or incremental term loans of up to $350.0 million. During the nine months ended September 30, 2019 and 2018, we generated $304.1 million and $284.6 million, respectively, in cash through operating activities.  We currently expect to be able to meet our cash expenditure requirements for the next year utilizing these resources. Some banks that are party to our Second Amended and Restated Credit Agreement, or Credit Agreement, have announced that they do not expect to continue to provide credit or financial services to private entities that operate correctional and detention facilities, including CoreCivic.  We expect these banks to continue to honor existing contracts, including their commitments under our Credit Agreement, which expires in April 2023.  These decisions have currently affected the capital markets for our securities, and we can provide no assurance that additional banks that are party to our Credit Agreement will not make similar decisions, or that new banks will be willing to become party to our Credit Agreement, or that the capital markets for our securities will improve.  We have no debt maturities until April 2020, when our $325.0 million of unsecured notes mature.  We currently have the capacity under our revolving credit facility to repay our $325.0 million of unsecured notes maturing in April 2020, and expect to continue to have such capacity through maturity.  We will also monitor the capital markets and may issue debt securities or obtain other forms of capital if, and when we determine that market conditions are favorable.

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

Debt and equity

As of September 30, 2019, we had $350.0 million principal amount of unsecured notes outstanding with a fixed stated interest rate of 4.625%, $325.0 million principal amount of unsecured notes outstanding with a fixed stated interest rate of 4.125%, $250.0 million principal amount of unsecured notes outstanding with a fixed stated interest rate of 5.0%, and $250.0 million principal amount of unsecured notes outstanding with a fixed stated interest rate of 4.75%.  In addition, we had $22.5 million outstanding under the Capital Commerce Note with a fixed stated interest rate of 4.5%, $144.9 million outstanding under the Kansas Notes with a fixed stated interest rate of 4.43%, and $151.5 million outstanding under the SSA-Baltimore Note with a fixed stated interest rate of 4.5%.  We also had $192.5 million outstanding under our Term Loan with a variable interest rate of 3.6% and $189.0 million outstanding under our revolving credit facility with a variable weighted average interest rate of 3.6%.  As of September 30, 2019, our total weighted average effective interest rate was 4.7%, while our total weighted average maturity was 5.8 years.  We may also seek to issue debt or equity securities from time to time when we determine that market conditions and the opportunity to utilize the proceeds from the issuance of such securities are favorable.

On August 28, 2018, we entered into an Amended and Restated ATM Equity Offering Sales Agreement, or ATM Agreement, with multiple sales agents, pursuant to which we may offer and sell to or through the agents, from time to time, shares of our common stock, par value $0.01 per share, having an aggregate gross sales price of up to $200.0 million. Sales, if any, of our shares of common stock will be made primarily in "at-the-market" offerings, as defined in Rule 415 under the Securities Act of 1933, as amended. The shares of common stock will be offered and sold pursuant to our registration statement on Form S-3 and a related prospectus supplement, both filed with the SEC on August 28, 2018.  We intend to use substantially all of the net proceeds from any sale of shares of our common stock to repay outstanding borrowings or for working capital and other general corporate purposes, which may include investments.  There were no shares of our common stock sold under the ATM Agreement during 2018 or during the first nine months of 2019.

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

On January 24, 2018, we entered into a 20-year lease agreement with the KDOC for a 2,432-bed correctional facility we are constructing in Lansing, Kansas, for a total project cost of approximately $155.0 million to $160.0 million.  Construction of the facility is being funded with proceeds from the private placement of the Kansas Notes, as previously described herein. As of September 30, 2019, we have capitalized $127.4 million associated with the construction project. This transaction represents the first development of a privately owned, build-to-suit correctional facility to be operated by a government agency through a long-term lease agreement.  We will be responsible for facility maintenance throughout the 20-year term of the lease, at which time ownership will revert to the state of Kansas.  Construction of the new facility commenced in the first quarter of 2018 and is expected to be completed during the first quarter of 2020.  With the extensively aged criminal justice infrastructure in the U.S. today, we believe we can bring our flexible solutions like this to other government agencies.

As a result of long-standing demand from the USMS and ICE, and limited detention capacity in the Southwest region of the United States, during the fourth quarter of 2018, we began the expansion of our 1,482-bed Otay Mesa Detention Center in San Diego, California by 512 beds.  The expansion was completed during the third quarter of 2019 at an estimated cost of approximately $39.0 million.  Both the USMS and ICE currently utilize the Otay Mesa Detention Center under an existing contract that enables both agencies to utilize the additional capacity.

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

Operating Activities

Our net cash provided by operating activities for the nine months ended September 30, 2019 was $304.1 million, compared with $284.6 million for the same period in the prior year. Cash provided by operating activities represents the year to date net income plus depreciation and amortization, changes in various components of working capital, and various non-cash charges.

Investing Activities

Our cash flow used in investing activities was $198.1 million for the nine months ended September 30, 2019 and was attributable to payments totaling $30.0 million, reflected in acquisitions, net of cash acquired on the consolidated statement of cash flows, pursuant to a previously disclosed agreement with the state of Montana entered into in the third quarter of 2018 to extend our ownership of the Crossroads Correctional Center for the estimated duration of its useful life. Our cash flow used in investing activities also included $9.3 million attributable to the acquisitions of the South Raleigh Reentry Center and the MDHHS office building in Detroit Michigan, both as previously described herein. Capital expenditures during the nine-month period ended September 30, 2019 also included capital expenditures for facility development and expansions of $122.1 million and $35.6 million for facility maintenance and information technology capital expenditures.  Our cash flow used in investing activities was $230.6 million for the nine months ended September 30, 2018 and was primarily attributable to capital expenditures during the nine-month period of $79.9 million, including expenditures for facility development and expansions of $35.8 million and $44.1 million for facility maintenance and information technology capital expenditures.  Our cash flow used in investing activities also included $161.1 million primarily attributable to the acquisitions of RMOMS and Capital Commerce Center in the first quarter of 2018, and the acquisitions of a portfolio of twelve leased properties, the SSA-Baltimore office building, and the NARA property in the third quarter of 2018.

Financing Activities

Cash flow used in financing activities was $107.1 million for the nine months ended September 30, 2019 and was primarily attributable to dividend payments of $157.1 million and $3.5 million for the purchase and retirement of common stock that was issued in connection with equity-based compensation.  In addition, cash flow used in financing activities included $7.4 million of contingent consideration associated with the acquisition of a business, $9.9 million of scheduled principal repayments under our Term Loan and non-recourse mortgage notes, and $12.0 million of net payments under our revolving credit facility.  These payments were partially offset by $82.6 million of proceeds from the quarterly borrowings of the Kansas Notes during the construction period of the Lansing Correctional Facility.

Cash flow used in financing activities was $1.4 million for the nine months ended September 30, 2018 and was primarily attributable to dividend payments of $153.0 million and $2.5 million for the purchase and retirement of common stock that was issued in connection with equity-based compensation.  In addition, cash flow used in financing activities included $5.0 million of scheduled principal repayments under our Term Loan and non-recourse mortgage notes and $6.0 million of payments of debt issuance and other refinancing and related costs.  These payments were partially offset by $107.5 million of net borrowings under our revolving credit facility, $24.5 million of proceeds from the issuance of the Capital Commerce Note, and $35.4 million of proceeds from the quarterly borrowings of the Kansas Notes during the construction period of the Lansing Correctional Facility.

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

We also present Normalized FFO as an additional supplemental measure as we believe it is more reflective of our core operating performance. We may make adjustments to FFO from time to time for certain other income and expenses that we consider non-recurring, infrequent or unusual, even though such items may require cash settlement, because such items do not reflect a necessary component of our ongoing operations.  Even though expenses associated with M&A may be recurring, the magnitude and timing fluctuate based on the timing and scope of M&A activity, and therefore, such expenses, which are not a necessary component of our ongoing operations, may not be comparable from period to period.  Start-up expenses represent the incremental operating losses incurred during the period we were activating idle correctional facilities.  Normalized FFO excludes the effects of such items.

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

Our reconciliation of net income to FFO and Normalized FFO for the three and nine months ended September 30, 2019 and 2018 is as follows (in thousands):

	For the Three Months Ended September 30,
FUNDS FROM OPERATIONS:	2019	2018
Net income	$48,994	$40,994
Depreciation and amortization of real estate assets	27,264	25,460
Funds From Operations	76,258	66,454
Charges associated with adoption of tax reform	—	1,024
Expenses associated with mergers and acquisitions	83	994
Start-up expenses	6,793	—
Normalized Funds From Operations	$83,134	$68,472

	For the Nine Months Ended September 30,
FUNDS FROM OPERATIONS:	2019	2018
Net income	$146,912	$117,968
Depreciation and amortization of real estate assets	80,366	74,789
Impairment of real estate assets	4,428	1,580
Gain on sale of real estate assets	(287)	—
Funds From Operations	231,419	194,337
Expenses associated with debt refinancing transactions	—	1,016
Charges associated with adoption of tax reform	—	1,024
Expenses associated with mergers and acquisitions	957	2,333
Start-up expenses	9,480	—
Goodwill and other impairments	278	—
Normalized Funds From Operations	$242,134	$198,710

Contractual Obligations

The following schedule summarizes our contractual cash obligations by the indicated period as of September 30, 2019 (in thousands):

	Payments Due By Year Ended December 31,
	2019 (remainder)	2020	2021	2022	2023	Thereafter	Total
Long-term debt	$4,184	$343,849	$20,337	$274,231	$709,360	$523,461	$1,875,422
Interest on senior and mortgage notes	28,936	54,879	47,857	47,524	26,580	90,698	296,474
Contractual facility developments and other commitments	18,613	14,266	—	—	—	—	32,879
South Texas Family Residential Center	12,961	51,562	37,333	—	—	—	101,856
Operating leases	668	3,630	4,314	3,445	2,491	21,734	36,282
Total contractual cash obligations	$65,362	$468,186	$109,841	$325,200	$738,431	$635,893	$2,342,913

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

We had $25.3 million of letters of credit outstanding at September 30, 2019 primarily to support our requirement to repay fees and claims under our self-insured workers' compensation plan in the event we do not repay the fees and claims due in accordance with the terms of the plan.  The letters of credit are renewable annually.  We did not have any draws under these outstanding letters of credit during the nine months ended September 30, 2019 or 2018.

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

Our primary market risk exposure is to changes in U.S. interest rates.  We are exposed to market risk related to our revolving credit facility and Term Loan because the interest rates on our revolving credit facility and Term Loan are subject to fluctuations in the market.  If the interest rate for our outstanding indebtedness under the revolving credit facility and the Term Loan was 100 basis points higher or lower during the three and nine months ended September 30, 2019, our interest expense, net of amounts capitalized, would have been increased or decreased by $1.2 million and $3.6 million, respectively.

As of September 30, 2019, we had outstanding $325.0 million of senior notes due 2020 with a fixed interest rate of 4.125%, $350.0 million of senior notes due 2023 with a fixed interest rate of 4.625%, $250.0 million of senior notes due 2022 with a fixed interest rate of 5.0%, and $250.0 million of senior notes due 2027 with a fixed interest rate of 4.75%. We also had $22.5 million outstanding under the Capital Commerce Note with a fixed interest rate of 4.5%, $144.9 million outstanding under the Kansas Notes with a fixed interest rate of 4.43%, and $151.5 million outstanding under the SSA-Baltimore Note with a fixed interest rate of 4.5%.  Because the interest rates with respect to these instruments are fixed, a hypothetical 100 basis point increase or decrease in market interest rates would not have a material impact on our financial statements.

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

General

The nature of our business results in claims and litigation alleging that we are liable for damages arising from the conduct of our employees or others. Based upon management's review of the potential claims and outstanding litigation, and based upon management's experience and history of estimating losses, and taking into consideration CoreCivic's self-insured retention amounts, management believes there are no pending legal proceedings that would have a material effect on our financial position, results of operations or cash flows. However, claims and legal proceedings are subject to inherent uncertainties, and unfavorable decisions and rulings could occur that could have a material adverse impact on our financial position, results of operations or cash flows for the period in which such decisions and rulings occur, or future periods.

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

On December 18, 2017, the District Court denied our motion to dismiss.  On March 26, 2019, the District Court certified the class proposed by the plaintiff.  The United States Court of Appeals for the Sixth Circuit denied our appeal of the class certification order on August 23, 2019.  The case is currently in the fact discovery phase of litigation.

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

101*

The following financial information from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statements of Stockholders' Equity, and (v) the Notes to Consolidated Financial Statements. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

104*	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, formatted in Inline XBRL (included in Exhibit 101).

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CORECIVIC, INC.

Date: November 7, 2019
/s/ Damon T. Hininger
Damon T. Hininger
President and Chief Executive Officer

/s/ David M. Garfinkle
David M. Garfinkle
Executive Vice President, Chief Financial Officer, and Principal Accounting Officer