Form 10-K
period 2019-12-31
CoreCivic, Inc.
filed 2020-02-20
CIK 1070985

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 001-16109

CORECIVIC, INC.

(Exact name of registrant as specified in its charter)

MARYLAND	62-1763875
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5501 VIRGINIA WAY, BRENTWOOD, TENNESSEE 37027

(Address and zip code of principal executive office)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (615) 263-3000

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $.01 per share	CXW	New York Stock Exchange

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

The aggregate market value of the shares of the registrant's Common Stock held by non-affiliates was approximately $2,453,588,174 as of June 30, 2019 based on the closing price of such shares on the New York Stock Exchange on that day.  The number of shares of the registrant's Common Stock outstanding on February 14, 2020 was 119,095,550.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant's definitive Proxy Statement for the 2020 Annual Meeting of Stockholders, currently scheduled to be held on May 14, 2020, are incorporated by reference into Part III of this Annual Report on Form 10-K.

CORECIVIC, INC.

FORM 10-K

For the fiscal year ended December 31, 2019

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

•

changes in the privatization of the corrections and detention industry, the acceptance of our services, the timing of the opening of new facilities, and the commencement of new management contracts (including the extent and pace at which new contracts are utilized), as well as our ability to utilize available beds;

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

Structured as a REIT, we are the nation's largest owner of partnership correctional, detention, and residential reentry facilities and one of the largest prison operators in the United States.  We also believe we are the largest private owner of real estate used by U.S. government agencies.  As of December 31, 2019, through our CoreCivic Safety segment, we operated 50 correctional and detention facilities, 43 of which we owned, with a total design capacity of approximately 73,000 beds. Through our CoreCivic Community segment, we owned and operated 29 residential reentry centers with a total design capacity of approximately 5,000 beds.  In addition, through our CoreCivic Properties segment, we owned 28 properties for lease to third parties and used by government agencies, totaling 2.4 million square feet.

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

Our ongoing operations are organized into three principal business segments:

•

CoreCivic Safety segment, consisting of the 50 correctional and detention facilities that are owned, or controlled via a long-term lease, and managed by CoreCivic, as well as those correctional and detention facilities owned by third parties but managed by CoreCivic. CoreCivic Safety also includes the operating results of our subsidiary that provides transportation services to governmental agencies, TransCor America, LLC, or TransCor.

•

CoreCivic Community segment, consisting of the 29 residential reentry centers that are owned, or controlled via a long-term lease, and managed by CoreCivic.  CoreCivic Community also includes the operating results of our electronic monitoring and case management services.

•	CoreCivic Properties segment, consisting of the 28 real estate properties owned by CoreCivic for lease to third parties and used by government agencies.

For the years ended December 31, 2019, 2018, and 2017, our total facility net operating income, which we define as a facility's revenues less operating expenses, was divided among our three business segments as follows:

	For the Years Ended December 31,
	2019	2018	2017
Segment:
Safety	85.2%	87.1%	90.0%
Community	5.0%	4.8%	4.4%
Properties	9.8%	8.1%	5.6%

Our customers primarily consist of federal, state, and local government agencies.  Federal correctional and detention authorities primarily consist of ICE, the United States Marshals Service, or the USMS, and the Federal Bureau of Prisons, or the BOP.  Payments by federal correctional and detention authorities represented 51%, 48%, and 48% of our total revenue for the years ended December 31, 2019, 2018, and 2017, respectively.

Our customer contracts for providing bed capacity and correctional, detention, and residential reentry services in our CoreCivic Safety and CoreCivic Community segments typically have terms of three to five years and contain multiple renewal options.  Most of our facility contracts also contain clauses that allow the government agency to terminate the contract at any time without cause, and our facility contracts are generally subject to annual or bi-annual legislative appropriations of funds.  Notwithstanding these termination clauses, the contract renewal rate for properties we owned and operated in these segments was 94% over the five years ended December 31, 2019. The government lease agreements in our CoreCivic Properties segment typically have terms of five to twenty years including renewal options, and generally have more restrictive termination clauses. At December 31, 2019, the lease agreements in our CoreCivic Properties segment had a weighted average lease term of 4.2 years remaining.

In our CoreCivic Safety and CoreCivic Community segments, we are compensated for providing bed capacity and correctional, detention, and residential reentry services at a per diem rate based upon actual or minimum guaranteed occupancy levels.  Occupancy rates for a particular facility are typically low when first opened or immediately following an expansion.  However, beyond the start-up period, which typically ranges from 90 to 180 days, the occupancy rate tends to stabilize.  The average compensated occupancy of our correctional, detention, and residential reentry facilities, based on rated capacity was as follows for the years 2019, 2018, and 2017:

	2019	2018	2017
CoreCivic Safety facilities	82%	81%	80%
CoreCivic Community facilities	76%	80%	80%
Total	82%	81%	80%

The average compensated occupancy of our CoreCivic Safety and CoreCivic Community facilities, excluding idled facilities, was 93%, 93%, and 91% for the years 2019, 2018, and 2017, respectively.

In our CoreCivic Properties segment, we own properties for lease to third parties and used by government agencies where our occupancy percentage is based on leased square feet rather than bed capacity.  The average occupancy of these facilities was as follows for the years 2019, 2018, and 2017:

	2019	2018	2017
Leased portfolio	99%	100%	100%

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

We provide a wide range of evidence-based reentry programs and activities in our facilities.  At most of the facilities we manage, offenders have the opportunity to enhance their basic education from literacy through earning a high school equivalency diploma endorsed by their respective state. In some cases, we also provide opportunities for postsecondary educational achievements and chances to participate in college degree programs.  A number of our facilities that care for non-U.S. citizens offer adult education curricula recognized by several nations to which these offenders may return, including a curriculum offered in conjunction with the Mexican government.  We also provide the Adult Education in Spanish program for offenders with that specific language need.

For the offenders who are close to taking their high school equivalency exam (either the GED or the HiSET), we have invested in the equipment needed to use the GED/HiSET Academy software program, which is an offline software program providing over 200 hours of individualized lessons up to the 12th grade. The GED/HiSET Academy incorporates teaching best practices and provides an atmosphere to engage and motivate students to learn everything they need to know to pass the GED/HiSET exam. As an example of the impact we are having, during 2019, the number of offenders in our facilities who passed high school equivalency exams totaled 1,376.  According to research from the independent RAND Corporation, "Evaluating the Effectiveness of Correctional Education" published in 2013, inmates who obtain GEDs while in prison are 30% less likely to return to prison.

In addition, we offer a broad spectrum of career/technical education opportunities to help individuals learn marketable job skills. Our trade programs are certified by the National Center for Construction Education and Research, or NCCER.  NCCER establishes the curriculum and certification for over 4,000 construction and trade organizations.  Graduates of these programs enter the job market with certified skills that significantly enhance employability.  According to research conducted by the RAND Corporation published in 2013, inmates who complete vocational training are 28% more likely to find a job after release. During 2019, 5,136 offenders in facilities we manage earned career and technical education certificates.

We are proud of the educational programs we offer and intend to maintain and continue to develop such programs. Examples of programs we've recently offered include:

•

In 2019, we partnered with Persevere, a national non-profit organization, to offer offenders at our Trousdale Turner facility in Tennessee an opportunity to learn software coding and job readiness/employability skills specific to the technology field.  The instructor-led, self-paced program utilizes both a coding instructor and a Technology Employability Specialist to ensure students are learning the craft and how to obtain and maintain a job in the field, post-incarceration.  Additionally, the program is split into two phases that allows students to become certified Front-end Developers (phase 1) and Full Stack Developers (phase 2) upon completion.

•

In 2019, we increased our post-secondary educational offerings by growing our relationship with Ashland University, based in Ohio, to deliver college-level programming to offenders at our Jenkins, Wheeler, and Coffee correctional facilities in Georgia.  This relationship allows enrollees to obtain an Associate's Degree in General Studies or a Bachelor's Degree in Communication Studies or Interdisciplinary Studies at no cost to them through Pell Grant funding.  Students access coursework, tests, and interact with their instructors through a secure Learning Management System via a tablet computer.

•

In late 2019, we launched a NCCER plumbing program at our Metro-Davidson County facility in Nashville, Tennessee in conjunction with a regional company in Tennessee that offers comprehensive services, including HVAC, plumbing, and electrical.  The program is taught once a week by an instructor of the service company and we provide the space and materials.  Upon completion of the plumbing program and release from the Metro-Davidson County facility, some of the students will be interviewed for placement in the service company's four-year training and leadership program in order for them to complete programming and become an apprentice plumber with the service company.

•

In 2018, through a relationship with Fuel Education, a company that specializes in digital learning opportunities, we began offering an online Information Support and Services computer program at our Lee Adjustment Center in Kentucky. This program allows students to enhance their computer knowledge and was developed in coordination with the Commonwealth of Kentucky Department of Corrections, or KYDOC, our government partner at the Lee facility.  Students who successfully complete the approximate 10-month program will be awarded a base National Occupational Competency Testing Institute, or NOCTI, credential with the opportunity to earn an advanced NOCTI credential in the future.

•

In 2016, our Coffee and Wheeler facilities in Georgia implemented state-of-the-art Diesel Maintenance and Welding programs in coordination with the Georgia Department of Corrections, enabling students to earn trade certificates from nearby community colleges.  As of December 31, 2019, these programs graduated 50 from the Diesel Maintenance program and 83 from the Welding program.

For those with assessed substance use disorders, we offer cognitive behavioral evidence-based treatment programs with proven clinical outcomes, such as the Residential Drug Abuse Program.  We offer both therapeutic community models and intensive outpatient programs.  We also offer drug and alcohol use education/DWI programs at some of our locations.  Our goal in providing substance use treatment is to stimulate internal motivation for change and progress through the stages of change so that lasting behavioral change can occur.  Our drug and alcohol education programs help participants understand their relationships with drugs and alcohol and the links between drug and alcohol use and crime, as well as assisting them in making better choices that can lead to healthier relationships in their lives.  According to a study by the Florida State University College of Criminology and Criminal Justice, "An Assessment of Substance Abuse Treatment Programs in Florida's Prisons Using a Random Assignment Experimental Design" submitted to the National Institute of Justice, Office of Justice Programs, U.S. Department of Justice in 2016, inmates who completed addiction treatment in prison have significantly lower recidivism levels regardless of the treatment model used.  In 2019, 1,900 offenders in our care completed substance use disorder programming.

Additional program offerings include our Victim Impact Programs, available at a number of our facilities, which seek to educate offenders about the negative effects their criminal conduct can have on others.  Currently, 24 of our facilities have received training to offer Victim Impact Programs to offenders at both Safety and Community sites.  In 2019, 1,247 offenders successfully completed Victim Impact Programs.  All of our facility chaplains facilitate diverse and inclusive opportunities for those in our care to engage in the practice of spirituality and to exercise individual religious freedom.  In several facilities, we offer faith-based programs with an emphasis on character development, spiritual growth, and successful reentry.  Presently, we utilize Threshold, as an innovative, evidence-based inter-faith component of comprehensive reentry services. In 2019, 721 offenders in our care successfully completed the Threshold program.

Our Reentry and Life Skills programs prepare individuals for life after incarceration by teaching them how to successfully conduct a job search, how to manage their budget and financial matters, parenting skills, and relationship and family skills.  Equally significant, we offer cognitive behavioral programs aimed at changing anti-social attitudes and behaviors in offenders, with a focus on altering the level of criminal thinking.  In 2017, we introduced a comprehensive reentry strategy we call "Go Further", a forward thinking, process approach to reentry.  "Go Further" encompasses all facility reentry programs, adds a proprietary cognitive/behavioral curriculum, and encourages staff and offenders to take a collaborative approach to assist in reentry preparation.  "Go Further" is currently in place in 21 of our facilities, with plans to add additional facilities in 2020.  In 2019, offenders in our care completed 5,355 cognitive/behavioral evidence-based journals in preparation for returning to their communities.

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

In addition, we provide day-reporting and substance abuse treatment programs at some of our community corrections facilities.  These programs, depending on the needs of the offender, can provide cognitive behavioral-based programs to assist in the offender's successful reentry while holding the individual accountable while living in the community.

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

Ultimately, the work we do is intended to give people the tools to reintegrate with their communities permanently.  We are proud of the teachers, counselors, case managers, chaplains, and other offender support service professionals who provide these services to the men and women entrusted in our care.

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

Operating guidelines.

The American Correctional Association, or ACA, is an independent organization comprised of corrections professionals that establishes accreditation standards for correctional and detention facilities around the world.  Outside agency standards, such as those established by the ACA, provide us with the industry's most widely accepted operational guidelines.  ACA accredited facilities must be audited and re-accredited at least every three years.  We have sought and received ACA accreditation for 38, or approximately 95%, of the eligible facilities we operated as of December 31, 2019, excluding our residential reentry facilities and our Eden Detention Center and our Torrance County Detention Facility.  We have not yet sought accreditation at the previously idled Eden and Torrance facilities because they were only recently activated, although we currently intend to pursue accreditation.  During 2019, 14 of the facilities we manage were re-accredited by the ACA with an average score of 99.6%, making our portfolio average 99.6%.

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

In addition, our facilities are operated in compliance with the Prison Rape Elimination Act, or PREA, standards, which became effective in August 2013.  All confinement facilities covered under the PREA standards must be audited at least every three years to maintain compliance with the PREA standards. Covered facilities include adult prisons and jails, juvenile facilities, lockups (facilities housing detainees overnight), and community confinement facilities, whether operated by the United States Department of Justice, or DOJ, or by a state, local, corporate, or nonprofit authority. We utilize DOJ-certified PREA auditors to help ensure that all facilities operate in compliance with applicable PREA regulations.

Our facilities operate under these established standards, policies, and procedures, and also are subject to annual audits by our Quality Assurance Division, or QAD, which operates under, and reports directly to, our Office of General Counsel and independently from our Operations Division. Through the QAD, we have devoted significant resources to ensuring that our facilities meet outside agency and accrediting organization standards and guidelines.

The QAD employs a team of full-time auditors, who are subject matter experts from all major disciplines within institutional operations.  Annually, without advance notice, QAD auditors conduct on-site evaluations of each CoreCivic Safety facility we operate using specialized audit tools, typically containing more than 1,000 audit indicators across all major operational areas.  In most instances, these audit tools are tailored to facility and partner specific requirements.  In addition, audit teams provide guidance to facility staff on operational best practices and assist staff with addressing specific areas of need, such as meeting requirements of new partner contracts and providing detailed training on compliance requirements for new departmental managers.

The QAD management team coordinates overall operational auditing and compliance efforts across all correctional, detention, and residential reentry facilities we manage.  In conjunction with subject matter experts and other stakeholders having risk management responsibilities, the QAD management team develops performance measurement tools used in facility audits. The QAD management team provides governance of the corrective action plan process for any items of nonconformance identified through internal and external facility reviews. Our QAD also contracts with teams of ACA certified correctional auditors to evaluate compliance with ACA standards at accredited facilities.  Similarly, the QAD routinely incorporates a review of facility compliance with key PREA regulations during annual audits of company facilities.

In addition to our own internal audit and contract compliance efforts, we are also subject to oversight by our government partners.  As part of their standard monitoring and compliance programs, approximately 70% of our federal and state government partners conduct formal contract-compliance audits and inspections at least annually at CoreCivic Safety facilities.  In addition to these annual audits of our facilities, many partners conduct additional area-specific operational audits and inspections on a more frequent basis, including monthly, quarterly, and semi-annually.  Some of these audits and facility inspections by our partners are conducted on an unannounced basis. In 2019, our government partners conducted over 230 annual, semi-annual, quarterly, and monthly compliance audits and inspections at our CoreCivic Safety facilities. In addition, the majority of our federal and state government partners employ on-site contract monitors who monitor performance and contract compliance at our facilities on a full- or part-time basis. In 2019, approximately 84% of the CoreCivic Safety facilities we manage have an onsite contract monitor.

Business Development

We believe we own, or control via a long-term lease, approximately 58% of all privately owned prison beds in the United States, manage nearly 39% of all privately managed prison beds in the United States, and are currently the second largest private owner and provider of community corrections services in the nation.  We also believe that we are the largest private owner of real estate used by U.S. government agencies.  Under the direction of our partnership development department, we market our facilities and services to government agencies responsible for federal, state, and local correctional, detention, and residential reentry facilities in the United States.  Under the direction of our real estate department, we intend to continue pursuing the acquisition and development of additional correctional, detention, and residential reentry facilities, as well as other government-leased real estate assets with a bias toward those used to provide mission-critical governmental services that we believe have a favorable investment return, diversify our cash flows, and increase value to our stockholders.

We execute cross-departmental efforts to market CoreCivic Safety solutions to government partners that seek corrections and detention management services, CoreCivic Community solutions to government partners seeking residential reentry services, and CoreCivic Properties solutions to customers that need real estate and maintenance services.

As indicated by the following chart, business from our federal customers, including primarily ICE, the USMS, and the BOP, continues to be a significant component of our business, although the source of revenue is derived from many contracts at various types of properties, i.e. correctional, detention, reentry, and leased.  ICE and the USMS each accounted for 10% or more of our total revenue during the last three years.

Certain of our contracts with federal partners contain clauses that guarantee the federal partner access to a minimum bed capacity in exchange for a fixed monthly payment.  However, these contracts also generally provide the government the ability to cancel the contract for non-appropriation of funds or for convenience. The solutions we provide to our federal customers continue to be a significant component of our business. We believe our ability to provide flexible solutions and fulfill emergent needs of our federal customers would be very difficult and costly to replicate in the public sector.

State revenues from contracts at correctional, detention, and residential reentry facilities that we operate constituted 34%, 39%, and 41% of our total revenue during 2019, 2018, and 2017, respectively, and decreased 4.7% from $706.8 million during 2018 to $673.4 million during 2019, largely due to declines in populations from the state of California, as further described in Management's Discussion and Analysis of Financial Condition and Results of Operations.  No state partner accounted for 10% or more of our total revenue during these years.

Several of our state partners have experienced improvements in their budgets which has helped us secure recent per diem increases at certain facilities.  Further, several of our existing state partners, as well as prospective state partners, are experiencing growth in offender populations and overcrowded conditions, are considering alternative correctional capacity for their aged and inefficient infrastructure, or are seeking cost savings by utilizing the private sector.  Although we can provide no assurance that we will enter into any new contracts, we believe we are well positioned to provide states with needed bed capacity, as well as the programming and reentry services they are seeking. Since the beginning of 2018, we have completed the intake of new inmate populations as a result of new contracts with Kansas, Kentucky, Ohio, Nevada, South Carolina, and Vermont, while Wyoming began utilizing an existing contract it had not utilized in nearly a decade.  In January 2020, we signed a new management contract with Mississippi.

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

2019 Accomplishments

In 2019, we entered into a number of new contracts, renewed several other significant contracts, and completed numerous other transactions and milestones, including the following:

CoreCivic Safety:

•

1,376 offenders in our care passed high school equivalency exams, 5,136 earned career and technical education certificates, 1,900 completed substance use disorder programming, 1,247 completed Victim Impact Programs, 721 completed the Threshold program, and 5,355 completed cognitive/behavioral evidence-based journals in our "Go Further" program in preparation for successfully returning to their communities.

•

Increased our post-secondary educational offerings by growing our relationship with Ashland University, based in Ohio, to deliver college-level programming to offenders at our Jenkins, Wheeler, and Coffee facilities in Georgia.  This relationship allows enrollees to obtain an Associate's Degree in General Studies or Bachelor's Degree in Communication Studies or Interdisciplinary Studies at no cost to them through Pell Grant funding.

•

Introduced a new computer coding program at our Trousdale Turner Correctional Center in Hartsville, Tennessee. The program is offered by Persevere, a national nonprofit organization, and provides an opportunity for those in our care at the facility to learn software coding and job readiness/employability skill specific to the technology field.  Students participating in the new program take classes and earn industry certifications, which helps prepare them to find and maintain jobs in the technology field, post-incarceration.

•

Executed a new contract with ICE to care for up to 2,348 adult detainees at our Adams County Correctional Center in Mississippi.  The new management contract has an initial term of 60 months, with unlimited extension options thereafter upon mutual agreement.

•

Executed a new contract with ICE to activate our 910-bed Torrance County Detention Facility in New Mexico.  The Torrance facility had previously been idle since 2017.  The new management contract has an initial term of 60 months, with unlimited extension options thereafter upon mutual agreement.

•

Executed a new contract with the USMS to activate our 1,422-bed Eden Detention Center in Texas.  The Eden facility had previously been idle since 2017.  The new management contract, which also permits ICE to utilize capacity at the facility at any time in the future, has an indefinite term.

•

Executed a new contract with the Kansas Department of Corrections, or KDOC, to care for offenders at our Saguaro Correctional Facility.  The new management contract has an initial term of one year, with two additional one-year extension options upon mutual agreement.  The new contract with the KDOC also provides that, upon mutual agreement, we may transfer offenders held under the contract to another correctional facility that we operate.

•

Completed the $39.0 million, 512-bed expansion of our Otay Mesa Detention Center in California and extended the contract with the federal government through December 2034, including two five-year extension options.  The expansion was a result of long-standing demand from the USMS and ICE, and limited detention capacity in the Southwest region of the United States.  Both the USMS and ICE currently utilize the Otay Mesa facility under an existing contract that enables both agencies to utilize the additional capacity.

CoreCivic Community:

•

Completed the integration of Rocky Mountain Offender Management Systems, LLC into Recovery Monitoring Solutions Corporation, which provides non-residential correctional alternatives, including electronic monitoring and case management services, to municipal, county, and state governments in multiple states.  This integration strengthens our focus on rehabilitation and recidivism and completes the spectrum of correctional services we offer to government agencies.

•

Completed the acquisition of the South Raleigh Reentry Center, a 60-bed residential reentry center in Raleigh, North Carolina.  In connection with the acquisition, we provide reentry services for both male and female residents under custody of the BOP.

•

Completed the acquisition of certain assets of Rehabilitation Services, Inc., resulting in the addition of two residential reentry centers in Virginia.  The Ghent Residential Reentry Center, a 36-bed residential reentry center in Norfolk, Virginia and the James River Residential Reentry Center, an 84-bed residential reentry center in Newport News, Virginia, provide reentry services for residents under custody of the BOP.  The residential reentry facilities can also serve an additional 34 home confinement clients on behalf of the BOP.

CoreCivic Properties:

•

Completed the acquisition of a 37,000 square-foot office building in Detroit, Michigan that was built-to-suit for the state of Michigan's Department of Health and Human Services, or MDHHS, in 2002.  The property is 100% leased to the Michigan Department of Technology, Management and Budget, or MDTMB, on behalf of MDHHS through June 2028, and includes one six-year renewal option at the sole discretion of the MDTMB.

•

Entered into a lease with the KYDOC for our previously idled 656-bed Southeast Correctional Complex in Wheelwright, Kentucky, formerly known as the Southeast Kentucky Correctional Facility. The lease is expected to commence in mid-2020 and has an initial term of ten years and includes five two-year renewal options.

•

Continued construction of the new Lansing Correctional Facility in Kansas, and in December 2019, began accepting offenders into the 512-bed minimum security complex ahead of schedule, with the remaining 1,920-bed medium/maximum security complex completed in January 2020.

Corporate and Other:

•

Issued our first Environmental, Social and Governance, or ESG, report which details how we are helping to tackle the national crisis of recidivism and provides quantified evidence of progress being made toward company-wide reentry goals. We are the first company in our industry to release an ESG report, demonstrating our commitment to transparency and accountability.

•

Partnered with other leaders in the private sector corrections and detention industry to launch the "Day 1 Alliance", or D1A, a newly formed trade and advocacy organization. The D1A is a unified voice dedicated to educating Americans on the small but valued role the private sector plays in addressing corrections and detention challenges in the United States.  The D1A will not advocate on policies, regulations, or legislation that impact the basis for or duration of an individual's incarceration or detention.

•

Entered into a new $250.0 million Senior Secured Term Loan B, or Term Loan B, which bears interest at the London Interbank Offered Rate, or LIBOR, plus 4.50%, with a 1.00% LIBOR floor (or, at our option, a base rate plus 3.50%), and has a five-year maturity.  Proceeds from the issuance of the Term Loan B were used to partially fund the early redemption of the $325.0 million in aggregate principal amount of 4.125% senior notes due in April 2020, or the 4.125% Senior Notes.

Facility Portfolio

CoreCivic Safety and Community Facilities and Facility Management Contracts

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

Our CoreCivic Safety and Community facilities can also be classified according to their primary function.  The primary functional categories are:

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

•

Residential Facilities. Residential facilities provide space and residential services in an open and safe environment to adults with children who have been detained by ICE and are awaiting the outcome of immigration hearings.  As contractually agreed upon, residential facilities offer services including, but not limited to, educational programs, medical care, recreational activities, counseling, and access to religious and legal services.

•

Community Corrections. Community corrections/residential reentry facilities offer housing and programs to offenders who are serving the last portion of their sentence or who have been assigned to the facility in lieu of a jail or prison sentence, with a key focus on employment, job readiness, and life skills.

As of December 31, 2019, through our CoreCivic Safety segment, we operated 50 correctional and detention facilities, 43 of which we owned and managed and seven of which we managed, but were owned by our government partners.  Through our CoreCivic Community segment, we also owned and managed 29 residential reentry centers.  Owned and managed facilities include facilities placed into service that we own or control via a long-term lease and manage.  The following table includes certain information regarding each facility, including the term of the primary customer contract related to such facility.

Facility Name	Primary Customer	Design Capacity (A)	Security Level	Facility Type (B)	Term	Remaining Renewal Options (C)
CoreCivic Safety Facilities:

Safety - Owned and Managed:
Central Arizona Florence Correctional Complex	USMS	4,128	Multi	Detention	Sep-23	(1) 5 year
Florence, Arizona

Eloy Detention Center	ICE	1,500	Medium	Detention	Indefinite	—
Eloy, Arizona

La Palma Correctional Center	ICE	3,060	Multi	Detention	Indefinite	—
Eloy, Arizona

Red Rock Correctional Center (D)	State of Arizona	2,024	Medium	Correctional	Jul-26	(2) 5 year
Eloy, Arizona

Saguaro Correctional Facility	State of Hawaii	1,896	Multi	Correctional	Jun-20	(1) 1 year
Eloy, Arizona

Leo Chesney Correctional Center	—	240	—	—	—	—
Live Oak, California

Otay Mesa Detention Center	ICE	1,994	Minimum/	Detention	Dec-24	(2) 5 year
San Diego, California			Medium

Bent County Correctional Facility	State of Colorado	1,420	Medium	Correctional	Jun-20	—
Las Animas, Colorado

Crowley County Correctional Facility	State of Colorado	1,794	Medium	Correctional	Jun-20	—
Olney Springs, Colorado

Huerfano County Correctional Center	—	752	Medium	Correctional	—	—
Walsenburg, Colorado

Kit Carson Correctional Center	—	1,488	Medium	Correctional	—	—
Burlington, Colorado

Coffee Correctional Facility (E)	State of Georgia	2,312	Medium	Correctional	Jun-20	(14) 1 year
Nicholls, Georgia

Facility Name	Primary Customer	Design Capacity (A)	Security Level	Facility Type (B)	Term	Remaining Renewal Options (C)

Jenkins Correctional Center (E)	State of Georgia	1,124	Medium	Correctional	Jun-20	(15) 1 year
Millen, Georgia

McRae Correctional Facility	BOP	1,978	Medium	Correctional	Nov-20	(1) 2 year
McRae, Georgia

Stewart Detention Center	ICE	1,752	Medium	Detention	Indefinite	—
Lumpkin, Georgia

Wheeler Correctional Facility (E)	State of Georgia	2,312	Medium	Correctional	Jun-20	(14) 1 year
Alamo, Georgia

Leavenworth Detention Center	USMS	1,033	Maximum	Detention	Dec-21	(1) 5 year
Leavenworth, Kansas

Lee Adjustment Center	Commonwealth of	816	Multi	Correctional	Jun-20	(1) 1 year
Beattyville, Kentucky	Kentucky

Marion Adjustment Center	—	826	Minimum/	Correctional	—	—
St. Mary, Kentucky			Medium

Prairie Correctional Facility	—	1,600	Medium	Correctional	—	—
Appleton, Minnesota

Adams County Correctional Center	ICE	2,232	Medium	Detention	Aug-24	Indefinite
Adams County, Mississippi

Tallahatchie County Correctional Facility (F)	USMS	2,672	Multi	Correctional	Jun-20	Indefinite
Tutwiler, Mississippi

Crossroads Correctional Center (G)	State of Montana	664	Multi	Correctional	Jun-21	(1) 2 year
Shelby, Montana

Nevada Southern Detention Center	USMS	1,072	Medium	Detention	Sep-20	(2) 5 year
Pahrump, Nevada

Elizabeth Detention Center	ICE	300	Minimum	Detention	Aug-20	(1) 1 year
Elizabeth, New Jersey

Cibola County Corrections Center	USMS	1,129	Medium	Detention	Indefinite	—
Milan, New Mexico

Northwest New Mexico Correctional Center	State of New Mexico	596	Multi	Correctional	Jun-20	—
Grants, New Mexico

Torrance County Detention Facility	ICE	910	Multi	Detention	May-24	Indefinite
Estancia, New Mexico

Facility Name	Primary Customer	Design Capacity (A)	Security Level	Facility Type (B)	Term	Remaining Renewal Options (C)

Lake Erie Correctional Institution (H)	State of Ohio	1,798	Medium	Correctional	Jun-32	Indefinite
Conneaut, Ohio

Northeast Ohio Correctional Center	State of Ohio	2,016	Medium	Correctional	Jun-32	Indefinite
Youngstown, Ohio

Cimarron Correctional Facility (I)	State of Oklahoma	1,692	Multi	Correctional	Jun-20	—
Cushing, Oklahoma

Davis Correctional Facility (I)	State of Oklahoma	1,670	Multi	Correctional	Jun-20	—
Holdenville, Oklahoma

Diamondback Correctional Facility	—	2,160	Multi	Correctional	—	—
Watonga, Oklahoma

Shelby Training Center	—	200	—	—	—	—
Memphis, Tennessee

Trousdale Turner Correctional Center	State of Tennessee	2,552	Multi	Correctional	Jan-21	—
Hartsville, Tennessee

West Tennessee Detention Facility	USMS	600	Multi	Detention	Sep-21	(4) 2 year
Mason, Tennessee

Whiteville Correctional Facility (J)	State of Tennessee	1,536	Medium	Correctional	Jun-21	—
Whiteville, Tennessee

Eden Detention Center	USMS	1,422	Medium	Correctional	Indefinite	—
Eden, Texas

Houston Processing Center	ICE	1,000	Medium	Detention	Mar-20	—
Houston, Texas

Laredo Processing Center	ICE	258	Minimum/	Detention	Jul-23	Indefinite
Laredo, Texas			Medium

South Texas Family Residential Center	ICE	2,400	—	Residential	Sep-21	—
Dilley, Texas

T. Don Hutto Residential Center	ICE	512	Medium	Detention	Mar-20	(2) 2 month
Taylor, Texas

Webb County Detention Center	ICE	480	Medium	Detention	Feb-23	—
Laredo, Texas

Facility Name	Primary Customer	Design Capacity (A)	Security Level	Facility Type (B)	Term	Remaining Renewal Options (C)

Safety - Managed Only:
Citrus County Detention Facility	Citrus County, FL	760	Multi	Detention	Sep-20	Indefinite
Lecanto, Florida

Lake City Correctional Facility	State of Florida	893	Medium	Correctional	Jun-20	Indefinite
Lake City, Florida

Marion County Jail	Marion County, IN	1,030	Multi	Detention	Dec-27	—
Indianapolis, Indiana

Hardeman County Correctional Facility	State of Tennessee	2,016	Medium	Correctional	Jun-24	—
Whiteville, Tennessee

Metro-Davidson County Detention Facility	Davidson County,	1,348	Multi	Detention	Jul-20	—
Nashville, Tennessee	TN

Silverdale Facilities	Hamilton County,	1,046	Multi	Detention	Sep-21	(4) 4 year
Chattanooga, Tennessee	TN

South Central Correctional Center	State of Tennessee	1,676	Medium	Correctional	Jun-20	—
Clifton, Tennessee

Facility Name	Primary Customer	Design Capacity (A)	Security Level	Facility Type (B)	Term	Remaining Renewal Options (C)

CoreCivic Community Facilities:

Oracle Transitional Center	—	92	—	Community	—	—
Tucson, Arizona				Corrections

CAI Boston Avenue	State of California	120	—	Community	Jun-24	—
San Diego, California				Corrections

CAI Ocean View	BOP	483	—	Community	May-20	(1) 1 year
San Diego, California				Corrections

Adams Transitional Center	Adams County	102	—	Community	Jun-20	—
Denver, Colorado				Corrections

Arapahoe Community Treatment Center	Arapahoe County	135	—	Community Corrections	Jun-20	—
Englewood, Colorado

Boulder Community Treatment Center (K)	Boulder County	69	—	Community Corrections	Jan-20	—
Boulder, Colorado

Centennial Community Transition Center	Arapahoe County	107	—	Community Corrections	Jun-20	—
Englewood, Colorado

Columbine Facility	Denver County	60	—	Community	Jun-20	—
Denver, Colorado				Corrections

Commerce Transitional Center	Adams County	136	—	Community	Jun-20	—
Commerce City, Colorado				Corrections

Dahlia Facility	Denver County	120	—	Community	Jun-20	—
Denver, Colorado				Corrections

Fox Facility and Training Center	Denver County	90	—	Community	Jun-20	—
Denver, Colorado				Corrections

Henderson Transitional Center	Adams County	184	—	Community	Jun-20	—
Henderson, Colorado				Corrections

Longmont Community Treatment Center	Boulder County	69	—	Community Corrections	Jun-20	—
Longmont, Colorado

Ulster Facility	Denver County	90	—	Community	Jun-20	—
Denver, Colorado				Corrections

South Raleigh Reentry Center	BOP	60	—	Community	Sep-20	—
Raleigh, North Carolina				Corrections

Facility Name	Primary Customer	Design Capacity (A)	Security Level	Facility Type (B)	Term	Remaining Renewal Options (C)

Carver Transitional Center	State of Oklahoma	494	—	Community	Jun-20	(2) 1 year
Oklahoma City, Oklahoma				Corrections

Oklahoma City Transitional Center	State of Oklahoma	200	—	Community	Jun-20	(2) 1 year
Oklahoma City, Oklahoma				Corrections

Tulsa Transitional Center	State of Oklahoma	390	—	Community	Jun-20	(2) 1 year
Tulsa, Oklahoma				Corrections

Turley Residential Center	—	289	—	Community	—	—
Tulsa, Oklahoma				Corrections

Austin Residential Reentry Center	BOP	116	—	Community	Apr-20	(4) 1 year
Del Valle, Texas				Corrections

Austin Transitional Center	State of Texas	460	—	Community	Aug-20	—
Del Valle, Texas				Corrections

Corpus Christi Transitional Center	State of Texas	160	—	Community	Aug-21	(3) 2 year
Corpus Christi, Texas				Corrections

Dallas Transitional Center	State of Texas	300	—	Community	Aug-20	—
Hutchins, Texas				Corrections

El Paso Multi-Use Facility	State of Texas	360	—	Community	Aug-20	—
El Paso, Texas				Corrections

El Paso Transitional Center	State of Texas	224	—	Community	Aug-20	—
El Paso, Texas				Corrections

Fort Worth Transitional Center	State of Texas	248	—	Community	Aug-20	—
Fort Worth, Texas				Corrections

Ghent Residential Reentry Center	BOP	36	—	Community	Feb-20	(2) 1 year
Norfolk, Virginia				Corrections

James River Residential Reentry Center	BOP	84	—	Community Corrections	Feb-20	(2) 1 year
Newport News, Virginia

Cheyenne Transitional Center	State of Wyoming	116	—	Community	Jun-20	(2) 1 year
Cheyenne, Wyoming				Corrections

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

(B)

We manage numerous facilities that have more than a single function (i.e., housing both long-term sentenced adult prisoners and pre-trial detainees).  The primary functional categories into which facility types are identified was determined by the relative size of offender populations in a particular facility on December 31, 2019.  If, for example, a 1,000-bed facility cared for 900 adult offenders with sentences in excess of one year and 100 pre-trial detainees, the primary functional category to which it would be assigned would be that of correctional facilities and not detention facilities.  It should be understood that the primary functional category to which multi-user facilities are assigned may change from time to time.

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

(G)

The state of Montana has an option to purchase the facility generally at any time during the term of the contract with us at fair market value less the sum of a pre-determined portion of per-diem payments made to us by the state of Montana.

(H)

The state of Ohio has the irrevocable right to repurchase the facility before we may resell the facility to a third party, or if we become insolvent or are unable to meet our obligations under the management contract with the state of Ohio, at a price generally equal to the fair market value.

(I)

These facilities are subject to purchase options held by the Oklahoma Department of Corrections, or ODOC, which grants the ODOC the right to purchase the facility at its fair market value at any time during the term of the contract with ODOC.

(J)

The state of Tennessee has the option to purchase the facility in the event of our bankruptcy, or upon an operational or financial breach under the management agreement, at a price equal to the book value, as determined under such agreement.

(K)	The contract at this facility expired on January 7, 2020, and was not renewed. The facility was leased from a third-party and the lease also terminated in January 2020.

CoreCivic Properties

Through our CoreCivic Properties segment, we owned 28 properties for lease to third parties and used by government agencies. We calculate annualized lease income as annualized contractual base rent for the last month in a specified period, plus the annualized straight line rent adjustments for the last month in such period and the annualized net expense reimbursements earned by us for the last month in such period. The following table includes certain information regarding each property.

Property Name	Primary Customer	Property Type (A)	Tenant Lease Expiration Year (B)		Leasable Square Feet	Annualized Lease Income (in thousands)	Percentage of Total Annualized Lease Income	Annualized Lease Income per Leased Square Foot

ICE-Fayetteville	GSA - U.S. Immigration	GL	2027		5,000	$127	0.2%	$26
Fayetteville, Arkansas	and Customs Enforcement

SSA-Harrison	GSA - Social Security	GL	2022		11,000	$303	0.4%	$26
Harrison, Arkansas	Administration

SSA-Hot Springs	GSA - Social Security	GL	2025		11,000	$277	0.4%	$25
Hot Springs, Arkansas	Administration

California City Correctional Center	State of California	C	2020	(C)	522,000	$31,480	41.2%	$60
California City, California

Long Beach Community Corrections Center	The GEO Group, Inc.	CC	2025		16,000	$849	1.1%	$54
Long Beach, California

Stockton Female Community Corrections Facility	WestCare California, Inc.	CC	2020	(D)	15,000	$180	0.2%	$12
Stockton, California

Capital Commerce Center	State of Florida - Florida Dept. of	GL	2028	(E)	261,000	$5,909	7.7%	$23
Tallahassee, Florida	Business & Professional Regulation

Augusta Transitional Center	Georgia Department	CC	2020	(F)	29,000	$484	0.6%	$17
Augusta, Georgia	of Corrections

SSA-Milledgeville	GSA - Social Security	GL	2030		9,000	$167	0.2%	$19
Milledgeville, Georgia	Administration

Southeast Correctional Complex (G)	Commonwealth of Kentucky Department	C	2030	(H)	127,000	$—	—	$—
Wheelwright, Kentucky	of Corrections

Property Name	Primary Customer	Property Type (A)	Tenant Lease Expiration Year (B)		Leasable Square Feet	Annualized Lease Income (in thousands)	Percentage of Total Annualized Lease Income	Annualized Lease Income per Leased Square Foot

SSA-Baltimore	GSA - Social Security	GL	2034		541,000	$23,378	30.6%	$43
Baltimore, Maryland	Administration

MDHHS-Detroit	Michigan Department of Technology,	GL	2028	(I)	37,000	$955	1.3%	$26
Detroit, Michigan	Management and Budget

SSA-Florissant	GSA - Social Security	GL	2021		12,000	$271	0.4%	$22
St Louis, Missouri	Administration

IRS-Greenville	GSA - Internal	GL	2024		13,000	$248	0.3%	$22
Greenville, North Carolina	Revenue Service

SSA-Rockingham	GSA - Social Security	GL	2025		8,000	$742	1.0%	$97
Rockingham, North Carolina	Administration

NARA-Dayton	GSA - National Archives &	GL	2023	(J)	217,000	$1,915	2.5%	$9
Dayton, Ohio	Records Administration

North Fork Correctional Facility	State of Oklahoma	C	2021	(C)	466,000	$7,258	9.5%	$16
Sayre, Oklahoma

SSA-McAlester	GSA - Social Security	GL	2021		9,000	$222	0.3%	$26
McAlester, Oklahoma	Administration

SSA-Poteau	GSA - Social Security	GL	2022		6,000	$155	0.2%	$25
Poteau, Oklahoma	Administration

Broad Street Residential Reentry Center	—	CC	—		18,000	$—	—	$—
Philadelphia, Pennsylvania

Roth Hall Residential Reentry Center	—	CC	—		18,000	$—	—	$—
Philadelphia, Pennsylvania

Walker Hall Residential Reentry Center	—	CC	—		18,000	$—	—	$—
Philadelphia, Pennsylvania

DHS-Chattanooga	GSA - Department of	GL	2020		5,000	$140	0.2%	$29
Chattanooga, Tennessee	Homeland Security

DHS-Knoxville	GSA - Department of	GL	2019		5,000	$144	0.2%	$30
Knoxville, Tennessee	Homeland Security

SSA-Balch Springs	GSA - Social Security	GL	2033		16,000	$466	0.6%	$29
Balch Springs, Texas	Administration

Property Name	Primary Customer	Property Type (A)	Tenant Lease Expiration Year (B)	Leasable Square Feet	Annualized Lease Income (in thousands)	Percentage of Total Annualized Lease Income	Annualized Lease Income per Leased Square Foot

SSA-Bryan	GSA - Social Security	GL	2022	10,000	$281	0.4%	$29
Bryan, Texas	Administration

SSA-Denton	GSA - Social Security	GL	2026	10,000	$274	0.4%	$29
Denton, Texas	Administration

SSA-Marshall	GSA - Social Security	GL	2029	7,000	$158	0.2%	$34
Marshall, Texas	Administration

Total / Weighted Average				2,422,000	$76,383	100.0%	$34

(A)	GL=Government-Leased; C=Correctional; CC=Community Corrections.
(B)	The year of lease expiration does not include renewal options, but does include the soft term, where applicable. All leases with renewal options are noted in the following footnotes to this table.
(C)	Lease contains indefinite renewal options.
(D)	Lease contains one five-year renewal option.
(E)	Lease contains two five-year renewal options.
(F)	Lease contains three one-year renewal options.
(G)	The KYDOC has an option to purchase the facility at any time during the term of the lease with us at a price equal to the fair market value of the property.
(H)	Lease contains five two-year renewal options.
(I)	Lease contains one six-year renewal option.
(J)	Lease contains two ten-year renewal options.

Development Projects

As more fully described hereafter, on January 24, 2018, we entered into a 20-year lease agreement with the Kansas Department of Corrections, or KDOC, for a 2,432-bed correctional facility to be constructed in Lansing, Kansas.  We commenced construction of the facility in the first quarter of 2018 and, as of December 31, 2019, we had capitalized $137.7 million associated with the construction project. In December 2019, the Lansing facility began accepting offenders into the 512-bed minimum security complex ahead of schedule, with the remaining 1,920-bed medium/maximum security complex completed in January 2020, for a total cost of approximately $155.0 million.  This transaction represents the first development of a privately owned, build-to-suit correctional facility to be operated by a government agency through a long-term lease agreement.  We will be responsible for facility maintenance throughout the 20-year term of the lease, at which time ownership will revert to the state of Kansas.

Competitive Strengths

Through our three segments, CoreCivic Safety, CoreCivic Community, and CoreCivic Properties, we offer multiple solutions to unique challenges, allowing government organizations to address their various needs while customizing the solution based on their unique circumstances.  Accordingly, we believe that we benefit from the following competitive strengths:

Largest Private Owner of Real Estate used by Government Agencies. As of December 31, 2019, we owned, or controlled via a long-term lease, approximately 16.1 million square feet of real estate, all used directly or indirectly by government agencies, which we believe makes us the largest private owner of real estate used by U.S. government agencies.  Our complementary set of business assets provide critical infrastructure and services under contracts with federal, state, and local government agencies that generally have credit ratings of single-A or better, which also contributes to our steady, predictable cash flows.

In our CoreCivic Safety segment, we own, or control via a long-term lease, 13.0 million square feet of real estate used to provide innovative, comprehensive, flexible, turn-key correctional and detention services to federal, state and local government agencies.  As of December 31, 2019, our CoreCivic Safety segment operated 50 facilities, 43 of which we owned, with a total design capacity of 72,689 beds, making us the nation's largest private prison owner and one of the largest prison operators in the United States. Five of our prison facilities were idle as of December 31, 2019, containing 6,826 beds, and are available for growth opportunities. Our CoreCivic Safety segment generated 85.2% of our total facility net operating income during 2019.

In our CoreCivic Community segment, we own, or control via a long-term lease, 0.7 million square feet of real estate representing, as of December 31, 2019, 29 residential reentry centers with a design capacity of 5,394 beds, making us the second largest community corrections owner and operator in the United States.  Our CoreCivic Community segment generated 5.0% of our total facility net operating income during 2019.

In our CoreCivic Properties segment, as of December 31, 2019, we owned 2.4 million square feet of real estate representing 28 properties that are for lease to third parties and used by government agencies.  Our CoreCivic Properties segment generated 9.8% of our total facility net operating income during 2019.  In January 2020, we completed the acquisition of a portfolio of 28 additional properties containing an aggregate of 445,000 square feet.

We believe our synergistic set of business segments, combined with our operating strategies, corrections-industry commitment to rehabilitation, extensive government relationships, and deep real estate expertise, provide us with a diversified platform for stable cash flows and sustainable growth, with multiple paths for organic expansions and acquisitions.

First and Largest Private Prison Owner.  Through our CoreCivic Safety segment, we are the nation's largest private prison owner and one of the largest prison operators in the United States, which provides us significant credibility with our current and prospective clients.  We believe we own, or control via a long-term lease, approximately 58% of all privately owned prison beds in the United States and manage nearly 39% of all privately managed prison beds in the United States.  We pioneered modern-day private prisons with a list of notable accomplishments, such as:

•	the first company to design, build, and operate a private prison;
•	the first company to manage a private maximum-security facility under a direct contract with the federal government;
•	the first company to purchase a government-owned correctional facility from a government agency in the United States and to manage the facility for the government agency;
•	the first company to lease a private prison to a state government; and
•	the first company to develop a privately-owned, build-to-suit correctional facility to be operated by a government agency through a long-term lease agreement.

In addition to providing us with extensive experience and institutional knowledge, our size also helps us deliver value to our customers by providing purchasing power and allowing us to achieve certain economies of scale.

ESG Accountability. In 2019, we issued our first ESG report which summarizes our activities in three key areas: our environmental impact, our social responsibility commitments, and our corporate governance. The report covers the year ended December 31, 2018, and details how we are helping to tackle the national crisis of recidivism and provides quantified evidence of progress being made toward company-wide reentry goals. The report showcases our advancement toward our reentry goals in five key programming areas: Educational Services, Treatment and Behavioral Programs, Reentry Services, Chaplaincy and Religious Services, and Victim Impact Programs. In addition, the ESG report informs our stakeholders on our initiation of a strategic energy management program and provides information on "green" design elements in new and existing facilities.  The report also gives stakeholders a picture of how we govern ourselves by discussing our leadership structure and critical issues like political giving; our human rights policy; supplier diversity; charitable giving; veterans hiring programs; PREA compliance; ethics; and workforce rights, compensation, benefits, training and diversity.

The ESG report was prepared with reference to selected Global Reporting Initiative, or GRI, standards issued by the Global Sustainability Standards Board. GRI is an international independent standards organization created to help business, government and other organizations understand and communicate how their operations affect issues of global importance, such as human rights, corruption and climate change. In conducting the ESG materiality assessment contained in the report, we also considered the relevance and impact of our actions toward the United Nations Sustainable Development Goals, or UN SDGs, which were established in 2015 as a blueprint for addressing global societal challenges with measures that promote good health and well-being, clean and affordable energy, decent work and economic growth, climate action, and peace and justice  We are the first company in our industry to release an ESG report, demonstrating our commitment to transparency and accountability.

The ESG report may be accessed on our website under "Social Responsibility."  The information included in the ESG report is not incorporated by reference into this Annual Report.

Available Beds within Our Existing Facilities. As of December 31, 2019, we had approximately 6,800 beds at five prison facilities that are vacant and immediately available to use.  We are actively engaged in marketing this available capacity as solutions to meet the needs of potential customers. Historically, we have been successful in substantially filling our inventory of available beds. For example, pursuant to a new management contract we executed in November 2017, the KYDOC began utilizing our 816-bed Lee Adjustment Center in Kentucky, one of our previously idled prison facilities, in the first quarter of 2018. More recently, in the second quarter of 2019, we announced that we entered into new contracts under inter-governmental service agreements, or IGSAs, with ICE at our previously idled 910-bed Torrance County Detention Facility in New Mexico and with the USMS at our previously idled 1,422-bed Eden Detention Center in Texas.  The activations of these two facilities were both completed in the third quarter of 2019.

Available bed capacity can also be used for emergent needs.  For example, during January 2020, we entered into an emergency ninety-day contract with the state of Mississippi to care for up to 375 inmates at our Tallahatchie County Correctional Facility, as the state of Mississippi was experiencing significant challenges in its correctional system.  The contract allows the state of Mississippi to utilize additional available beds at the facility based on their evolving needs.  This emergency contract exemplifies how critically important it is for state and federal partners to have access to our real estate assets and associated service offerings to meet their unexpected needs.  Our Tallahatchie facility provided immediate capacity for the state of Mississippi to move a portion of its close-custody inmate population, which we believe quickly improved the safety and security of their correctional system.

Well-Established Community Corrections Platform.  Through our CoreCivic Community segment, as of December 31, 2019, we had a network of 29 residential reentry centers containing a total of 5,394 beds.  We offer housing and programs, with a key focus on employment, job readiness and life skills in order to help offenders successfully re-enter the community and reduce the risk of recidivism.  We also provide non-residential correctional alternatives, including electronic monitoring and case management services, to municipal, county and state governments in multiple states.  We expect to continue to pursue opportunities that expand the scope of non-residential correctional alternative solutions available to government agencies.

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

Flexible Real Estate Solutions and Attractive Real Estate Portfolio.  Through our CoreCivic Properties segment, as of December 31, 2019, we owned 28 properties for lease to third parties and used by government agencies, totaling 2.4 million square feet.  In January 2020, we completed the acquisition of a portfolio of 28 additional properties containing an aggregate of 445,000 square feet.  We offer an extensive network of government relationships and the capability to manage and maintain complex properties, built over our 35-year history.  In addition, we offer our customers an attractive portfolio of correctional, detention, and reentry facilities that can be leased for various needs as an alternative to providing "turn-key" correctional, detention, and residential reentry bed space and services to our government partners.  In December 2019, we entered into a lease with the KYDOC for our previously idled 656-bed Southeast Correctional Complex in Wheelwright, Kentucky. The lease is expected to commence in mid-2020 and has an initial term of ten years and includes five two-year renewal options. The lease of this facility, along with the lease of our 2,400-bed North Fork Correctional Facility to the ODOC originating in 2016 and the lease of our California City Correctional Center to the California Department of Corrections and Rehabilitation originating in 2013, exemplify our ability to react quickly to our partners' needs with innovative and flexible solutions that make the best use of taxpayer dollars.  We previously operated these three correctional facilities for various state and federal partners. We intend to pursue additional opportunities to lease prison facilities to government and other third-party operators in need of correctional capacity.

On January 24, 2018, we entered into a 20-year lease agreement with the KDOC for a 2,432-bed correctional facility to be constructed in Lansing, Kansas.  We commenced construction of the facility in the first quarter of 2018.  In December 2019, the Lansing facility began accepting offenders into the 512-bed minimum security complex ahead of schedule, with the remaining 1,920-bed medium/maximum security complex completed in January 2020.  The new facility replaces the Lansing Correctional Facility, Kansas' largest correctional complex for adult male inmates, originally constructed in 1863.  This transaction represents the first development of a privately owned, build-to-suit correctional facility to be operated by a government agency through a long-term lease agreement.  We will be responsible for facility maintenance throughout the 20-year term of the lease, at which time ownership will revert to the state of Kansas.  With the extensively aged criminal justice infrastructure in the U.S. today, we believe we can bring our flexible solutions like this to other government agencies.

Further, through multiple acquisitions during 2018 and 2019, we added approximately 1.2 million square feet to our portfolio of assets that are leased to third parties and used by government agencies.  We intend to pursue additional opportunities to acquire government-leased assets, including residential reentry centers, with a bias toward those used to provide mission-critical governmental services, that we believe have favorable investment returns, diversify our cash flows, and increase value to our stockholders.  On January 6, 2020, we announced that we completed the acquisition of a portfolio of 28 properties, all of which are leased to the federal government through the General Services Administration, or GSA.  The 445,000 square foot portfolio serves numerous federal agencies, including primarily the Social Security Administration, the Department of Homeland Security, and the Office of Hearings Operations.  The 28-property portfolio is strategically located throughout the mid-south, complementing our existing real estate footprint, and each property was built-to-suit for its federal tenant.

Attractive REIT Profile.  The breadth and size of our real estate portfolio make us an attractive REIT. As of December 31, 2019, we owned or controlled 100 facilities containing approximately 16.1 million square feet which, for the year ended December 31, 2019, generated 98% of our facility net operating income.  Land and buildings comprise approximately 89% of our gross fixed assets. The weighted average age of our portfolio of facilities in our CoreCivic Safety, CoreCivic Community, and CoreCivic Properties segments is 20, 27, and 20 years, respectively. These valuable assets are located in areas with high barriers to entry, particularly due to the unique permitting and zoning requirements for these facilities.  Further, the majority of our assets are constructed primarily of concrete and steel, generally requiring lower maintenance capital expenditures than other types of commercial properties.

We believe we are the largest developer of mission-critical, criminal justice center real estate projects over the past 15 years.  We also believe we are the largest private owner of real estate used by government agencies. We provide space and services under contracts with federal, state, and local government agencies that generally have credit ratings of single-A or better.  In addition, a majority of our contracts have terms between one and five years, and we have experienced customer retention of approximately 94% at facilities we owned and operated during the previous five years, which contributes to our relatively predictable and stable revenue base. This stream of revenue combined with our low maintenance capital expenditure requirement translates into steady, predictable cash flow. We believe our REIT structure also provides a high dividend yield to our shareholders compared with other investments.

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

Acquisitions, Development, and Expansion Opportunities.  Several of our existing federal and state partners, as well as prospective state partners, are experiencing growth in offender populations and overcrowded conditions, are considering alternative correctional capacity for their aged or inefficient infrastructure, or are seeking cost savings by utilizing the private sector.  Competing budget priorities often impede our customers' ability to construct new prison beds of their own or update older facilities, which we believe could result in further need for private sector prison capacity solutions in the long-term. Over the long-term, we would like to see meaningful utilization of our available capacity and better visibility from our customers into their potential future needs before we develop new prison capacity on a speculative basis. We will, however, respond to customer demand and may develop or expand correctional and detention facilities when we believe potential long-term returns justify the capital deployment, such as the recent expansion of our Otay Mesa Detention Center. We expanded the Otay Mesa facility by 512 beds as a result of long-standing demand from the USMS and ICE and limited detention capacity in the Southwest region of the United States. The expansion was completed during the third quarter of 2019.  Both the USMS and ICE currently utilize the Otay Mesa Detention Center under an existing contract that enables both agencies to utilize the additional capacity.

We are also pursuing additional investment opportunities in other real estate assets with a bias toward those used to provide mission-critical governmental services, as well as other businesses that expand the range of solutions we provide to government partners, and expect to complete additional acquisitions that would further diversify our cash flows and generate attractive risk-adjusted returns for our shareholders. However, our pursuits in recent months have been tempered by the decline in the market value of our public securities.

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

Financial Flexibility. As of December 31, 2019, we had cash on hand of $92.1 million and $412.7 million available under our revolving credit facility, with a total weighted average effective interest rate of 4.4% on all outstanding debt, while our total weighted average maturity on all outstanding debt was 6.3 years.  For the year ended December 31, 2019, our fixed charge coverage ratio was 5.0x and our debt leverage was 3.7x. During the year ended December 31, 2019, we generated $354.4 million in cash through operating activities.

Capital Strategy

We reorganized our corporate structure to facilitate our qualification as a REIT for federal income tax purposes effective for our taxable year beginning January 1, 2013.  To qualify and be taxed as a REIT, we generally are required to distribute annually to our stockholders at least 90% of our REIT taxable income (determined without regard to the dividends paid deduction and excluding net capital gains), and are subject to regular corporate income taxes to the extent we distribute less than 100% of our REIT taxable income (including capital gains) each year. The amount, timing and frequency of future distributions, however, will be at the sole discretion of our Board of Directors and will be declared based upon various factors, many of which are beyond our control, including our financial condition and operating cash flows, the amount required to maintain qualification and taxation as a REIT and reduce any income and excise taxes that we otherwise would be required to pay, limitations on distributions in our existing and future debt instruments, limitations on our ability to fund distributions using cash generated through our TRSs, alternative growth opportunities that require capital deployment, and other factors that our Board of Directors may deem relevant.  Because as a REIT we are required to distribute a substantial portion of our cash generated from operations to stockholders as a dividend, growth opportunities may require more external capital resources than were required prior to our conversion to a REIT.  During 2019, our Board of Directors declared a quarterly dividend of $0.44 in each quarter, totaling $211.9 million for the year, compared with a total of $205.7 million during 2018 and $199.8 million during 2017.  In addition to the cash on hand and availability under our revolving credit facility, we currently expect our REIT taxable income to be less than our operating cash flow, primarily due to the deductibility of non-cash expenses such as depreciation on our real estate assets.  This excess cash flow provides us with the flexibility to (i) invest in additional facility acquisitions and developments, which could include acquisitions of facilities from government partners, third parties, or additional business combinations, (ii) pay down debt, (iii) increase dividends to our stockholders, or (iv) repurchase our common stock.

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

Our business development strategy also includes mergers and acquisitions, or M&A, activities that will enable us to further expand our network of residential reentry centers, grow our portfolio of government-leased properties, and acquire other businesses that provide complementary services. We will continue to pursue opportunities to help our government partners meet their infrastructure needs, primarily through the development and redevelopment of criminal justice sector assets, but also by acquiring other real estate assets with a bias toward those used to provide mission-critical governmental services, that we believe have favorable investment returns, diversify our cash flows, and increase value to our stockholders.  We will also respond to customer demand and may develop or expand correctional and detention facilities when we believe potential long-term returns justify the capital deployment, like the aforementioned expansion of our Otay Mesa Detention Center.  These business development activities will require capital.  We currently expect to fund these growth opportunities with cash on hand and availability under our revolving credit facility.  As of December 31, 2019, we had cash on hand of $92.1 million and $412.7 million available under our revolving credit facility.  We may also seek to issue debt or equity securities from time to time when we determine that market conditions and the opportunity to utilize the proceeds from the issuance of such securities are favorable.  We currently anticipate that any proceeds obtained through capital markets transactions would be used to repay borrowings under our revolving credit facility or other secured indebtedness.

As a result of opposition to immigration policies and the association of private companies with the enforcement of such policies, some banks have recently announced that they do not expect to continue providing credit or financial services to private entities that operate correctional and detention facilities, including CoreCivic.  The banks are legally obligated to honor their commitments under our Second Amended and Restated Credit Agreement, or Bank Credit Agreement, which expires in April 2023.  However, we believe these announcements, as well as investor concerns about the uncertainty of the impact on our business that could result from a change in the presidential administration, have currently affected the market value of our securities. In light of these market conditions, we have tempered our M&A activities and have sharpened the focus on our capital deployment strategy.

On December 2, 2019, we gave irrevocable notice that we would redeem all of our outstanding 4.125% Senior Notes on January 1, 2020, or the Redemption Date, at a redemption price equal to 100% of the principal amount of the 4.125% Senior Notes, plus accrued and unpaid interest to but excluding the Redemption Date, or the Redemption Amount.  On December 27, 2019, and in accordance with the indenture governing the 4.125% Senior Notes, we satisfied and discharged the 4.125% Senior Notes by irrevocably depositing the Redemption Amount due on the Redemption Date with the trustee.  Accordingly, the 4.125% Senior Notes are not included on our consolidated balance sheet as of December 31, 2019.

On December 18, 2019, we entered into a new Term Loan B which bears interest at a rate of LIBOR plus 4.50%, with a 1.00% LIBOR floor (or, at our option, a base rate plus 3.50%), and has a five-year maturity with scheduled quarterly principal payments through December 2024.  The Term Loan B will be secured by a first lien on certain specified real property assets, representing a loan-to-value of no greater than 80%.  We can prepay the Term Loan B at any time and from time to time, without premium or penalty, except that a premium of 1.0% of the amount prepaid must accompany any prepayment made prior to December 18, 2020, with the proceeds of any new or replacement tranche of term loans that are in the nature of what are commonly referred to as "B" term loans and that bear interest with an all-in yield less than the all-in yield applicable to the Term Loan. The 1.0% prepayment premium is also payable in respect of certain repricing events occurring prior to December 18, 2020.  Proceeds from the issuance of the Term Loan B were used to partially fund the early redemption of the 4.125% Senior Notes, transaction fees and expenses, and to provide for general corporate purposes.

In April 2018, CoreCivic of Kansas, LLC, a wholly-owned subsidiary of ours, priced $159.5 million in aggregate principal amount of non-recourse senior secured notes, or the Kansas Notes, in a private placement pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended.  The private placement closed on June 1, 2018. We are using the proceeds of the private placement, which are drawn on quarterly funding dates beginning in the second quarter of 2018, to fund construction of the Lansing Correctional Facility, along with costs and expenses of the project.  The Kansas Notes have a yield to maturity of 4.43% and are scheduled to mature in January 2040, 20 years following completion of the project, which occurred in January 2020. We may pursue additional private placement transactions similar to the Kansas Notes in the future.

In addition to the Kansas Notes, as of December 31, 2019, we had two secured, non-recourse mortgage notes outstanding amounting to $172.3 million with interest rates of 4.5% each and maturing in 2033 and 2034.  In addition, as of December 31, 2019, we had $850.0 million principal amount of unsecured notes outstanding with fixed interest rates, including $250.0 million at 4.75% maturing October 2027, $350.0 million at 4.625% maturing May 2023, and $250.0 million at 5.0% maturing October 2022.  Each issuance is redeemable at a "make-whole" redemption price prior to three months in advance of the respective maturity, plus accrued and unpaid interest, and thereafter at 100% of the aggregate principal amount plus accrued and unpaid interest.  We do not currently plan to refinance any of our senior notes prior to the date at which the "make-whole" premium expires.

In January 2020, we completed the acquisition of a portfolio of 28 properties, 24 of which the counter-party contributed to a newly formed partnership of the Company's, for total consideration of $83.2 million, excluding transaction-related expenses.  All of the properties are leased to the federal government through the GSA. We financed the acquisition with $7.7 million of cash, assumed debt of $52.2 million and the balance with the issuance of 1.3 million limited partnership units that are convertible into cash or shares of our common stock following a two-year period, using a "DownREIT" structure.  The assumed debt carries a fixed interest rate of 4.9%, with fixed monthly payments extending through November 2025, and a balloon payment of $46.2 million due at maturity.  For this acquisition, we were able to complete an accretive transaction despite what we believe is depressed market value of our public securities, by fixing the number of limited partnership units to be issued based on a negotiated share price collar between $21.00 and $25.00, or a 17% premium to the price of our common stock as of the date of the acquisition.  Creating a "DownREIT" structure provides us with another form of capital outside our traditional debt and equity securities, and is attractive to potential sellers because they may be able to defer a substantial portion of income taxes they otherwise may incur by selling their properties to another buyer.

Government Regulation

Business Regulations

The industry in which we operate is subject to extensive federal, state, and local regulations, including educational, health care, data privacy, and safety regulations, which are administered by many governmental and regulatory authorities. Some of the regulations are unique to the corrections industry. Facility management contracts typically include specific staffing requirements, reporting requirements, supervision, and on-site monitoring by representatives of the contracting governmental agencies.  Corrections and reentry personnel are customarily required to meet certain training standards and, in some instances, facility personnel are required to be licensed and subject to background investigation.  Certain jurisdictions also require us to award subcontracts on a competitive basis or to subcontract with certain types of businesses, such as small businesses and businesses owned by members of minority groups. Our facilities are also subject to operational and financial audits by the governmental agencies with which we have contracts.  Failure to comply with these regulations and contract requirements can result in material penalties or non-renewal or termination of facility management contracts.

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

In addition, there are numerous legislative and regulatory initiatives at the federal and state levels addressing the privacy and security of patient health information. For example, federal and various state laws and regulations strictly regulate the disclosure of patient identifiable information related to substance abuse treatment.  Additionally, we are subject to complex and evolving U.S. privacy laws and regulations, including those pertaining to the handling of personal data that may not be preempted by the HIPAA privacy and security standards, such as the California Consumer Privacy Act of 2018, or CCPA. Government authorities in numerous states, including Nevada, Massachusetts and Washington are considering, or are in the process of implementing, new data protection regulations. Many of these laws and regulations are subject to uncertain application, interpretation or enforcement standards that could result in claims, changes to our business practices, data processing and security systems, penalties, increased operating costs or other impacts on our businesses. For example, the CCPA recently went into effect on January 1, 2020, and affords California residents, which include any employee in California, expanded privacy protections. The recently enacted laws often provide for civil penalties for violations, as well as a private right of action for data breaches that may increase data breach litigation. Further, while we are using internal and external resources to monitor compliance with and to continue to modify our data processing practices and policies in order to comply with evolving privacy laws, relevant regulatory authorities could determine that our data handling practices fail to address all the requirements of certain new laws, which could subject us to penalties and/or litigation.  In addition, there is no assurance that our security controls over personal data, the training of employees and vendors on data privacy and data security, and the policies, procedures and practices we implemented or may implement in the future will prevent the improper disclosure of personal data. Improper disclosure of personal data in violation of the CCPA and/or of other personal data protection laws could harm our reputation, cause loss of consumer confidence, subject us to government enforcement actions (including fines), or result in private litigation against us, which could result in loss of revenue, increased costs, liability for monetary damages, fines and/or criminal prosecution, all of which could negatively affect our business and operating results.

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

Employees

As of December 31, 2019, we employed 14,075 full- and part-time employees.  Of such employees, 455 were employed at our corporate offices and 13,620 were employed at our facilities and in our inmate transportation and electronic monitoring businesses.  We employ personnel in the following areas:  clerical and administrative, facility administrators/wardens, security, medical, quality assurance, transportation and scheduling, maintenance, teachers, counselors, case managers, chaplains, and other support services.

We have not experienced a strike or work stoppage at any of our facilities.  Approximately 1,330 employees at six of our facilities are represented by labor unions.  In the opinion of management, overall employee relations are good.

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

We are subject to fluctuations in occupancy levels, and a decrease in occupancy levels could cause a decrease in revenues and profitability.  While a substantial portion of our cost structure is fixed, a substantial portion of our revenue is generated under facility ownership and management contracts that specify per diem payments based upon daily occupancy. We are dependent upon the governmental agencies with which we have contracts to provide offenders for facilities we operate. We cannot control occupancy levels at the facilities we operate. Under a per diem rate structure, a decrease in our occupancy rates could cause a decrease in revenue and profitability. For the years 2019, 2018, and 2017, the average compensated occupancy of our facilities, based on rated capacity, was 82%, 81%, and 80%, respectively, for all of the facilities we operated, exclusive of facilities that are leased to third-party operators where our revenue is generally not based on daily occupancy. Occupancy rates may, however, decrease below these levels in the future. When combined with relatively fixed costs for operating each facility, a decrease in occupancy levels could have a material adverse effect on our profitability.

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

Resistance to privatization of correctional, detention, and residential reentry facilities, and negative publicity regarding inmate disturbances or perceived poor operational performance, could result in our inability to obtain new contracts, the loss of existing contracts, or other unforeseen consequences.  Privatization of correctional, detention, and residential reentry facilities has not achieved complete acceptance by either government agencies or the public at large. The operation of correctional, detention, and residential reentry facilities by private entities has encountered resistance from certain groups, such as labor unions, prison reform organizations, activists and others that believe that correctional, detention, and residential reentry facilities should only be operated by governmental agencies. Any political platform or promise, governmental agency report, investigation or inquiry, public statement by any governmental agency, policy or legislative change, or other similar occurrence or action, that seeks to, or purports to, prohibit, eliminate, or otherwise restrict or limit in any way, the federal government's (or any state or local government's) ability to contract with private operators of correctional, detention, and residential reentry facilities, could negatively impact our growth and our ability to renew or maintain existing contracts or to obtain new contracts and could have a material adverse effect on our business, financial condition, results of operations or the market price of our common stock.

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

We are subject to terminations, non-renewals, or competitive re-bids of our government contracts.  We typically enter into facility contracts with governmental entities for terms of up to five years, with additional renewal periods at the option of the contracting governmental agency.  Notwithstanding any contractual renewal option of a contracting governmental agency, 49 of our facility contracts with the customers listed under "Business – Facility Portfolio" are currently scheduled to expire on or before December 31, 2020 but have renewal options (21), or are currently scheduled to expire on or before December 31, 2020 and have no renewal options (28).  Although we generally expect these customers to exercise renewal options or negotiate new contracts with us, one or more of these contracts may not be renewed and we may not be able to negotiate a new contract on favorable terms or at all with the corresponding governmental agency. In addition, these and any other contracting agencies may determine not to exercise renewal options with respect to any of our contracts in the future. Our government partners can also re-bid contracts in a competitive procurement process upon termination or non-renewal of our contract.  Competitive re-bids may result from the expiration of the term of a contract, including the initial term and any renewal periods, or the early termination of a contract. Competitive re-bids are often required by applicable federal or state procurement laws periodically in order to further competitive pricing and other terms for the government agency. The aggregate revenue earned during the year ended December 31, 2019 for the 49 contracts with scheduled maturity dates, notwithstanding contractual renewal options, on or before December 31, 2020 was $644.1 million, or 33% of total revenue.

Based on information available as of the date of this Annual Report, we believe we will renew all contracts with our government partners that have expired or are scheduled to expire within the next twelve months that could have a material impact on our financial statements.  We believe our renewal rate on existing contracts remains high due to a variety of reasons including, but not limited to, the constrained supply of available beds within the U.S. correctional system, our ownership of the majority of the beds we operate, and the cost effectiveness of the services we provide.  However, we cannot assure we will continue to achieve such renewal rates in the future.

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

Our ability to secure new contracts to develop and manage correctional, detention, and residential reentry facilities depends on many factors outside our control.  Our growth is generally dependent upon our ability to obtain new contracts to develop and manage correctional, detention, and residential reentry facilities. This possible growth depends on a number of factors we cannot control, including crime rates and sentencing patterns in various jurisdictions, governmental budgetary constraints, and governmental and public acceptance of privatization. The demand for our facilities and services could be adversely affected by the relaxation of enforcement efforts, the expansion of alternatives to incarceration and detention, leniency in conviction or parole standards and sentencing practices or through the decriminalization of certain activities that are currently proscribed by criminal laws. For instance, any changes with respect to drugs and controlled substances or illegal immigration could affect the number of persons arrested, convicted, and sentenced, thereby potentially reducing demand for correctional or detention facilities to house them. Immigration reform laws are currently a focus for legislators and politicians at the federal, state, and local level. Legislation has also been proposed in numerous jurisdictions that could lower minimum sentences for some non-violent crimes and make more inmates eligible for early release based on good behavior.  On December 21, 2018, the President signed legislation, known as The First Step Act, that reduces sentences for first-time offenders in possession of a gun when committing a crime, eliminates mandating life-time sentences for three-time offenders, provides judges more discretion in crafting sentences for some drug-related offenses, and allows offenders to seek a retroactive reduction in sentences affected by the disparity in the sentences for crack and powder cocaine cases narrowed by the Fair Sentencing Act of 2010.  (Although, under long-standing policy, CoreCivic does not draft, lobby for, promote, or in any way take a position on policies that determine the basis or duration of an individual's incarceration or detention, CoreCivic supported adoption of The First Step Act because the legislation aligns with our publicly stated commitment to advocate for a range of recidivism-reducing policies by providing additional resources to help ensure that incarcerated individuals are given the best possible chance to successfully return to their communities and stay out of prison.) Also, the expansion of alternatives to incarceration and detention, such as electronic monitoring, may reduce the number of offenders who would otherwise be incarcerated or detained. Similarly, reductions in crime rates or increases in resources dedicated to prevent crime could lead to a reduction in arrests, which could lead to a decrease in convictions and sentences requiring incarceration at correctional facilities.

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

Providing family residential services increases certain unique risks and difficulties compared to operating our other facilities.  In September 2014, we signed an amended agreement to provide at the South Texas Family Residential Center safe and humane residential housing, as well as educational opportunities, to women and children (but no unaccompanied children) under the custody of ICE, who are awaiting their due process before immigration courts. In October 2016, we entered into an amended agreement that extended the term of the 2014 agreement through September 2021. This is an important service to our federal government partner. At the same time, providing this type of residential service subjects us to unique risks such as unanticipated increased costs and litigation that could materially adversely affect our business, financial condition, or results of operations. For example, the contract mandates resident-to-staff ratios that are higher than our typical contract, requires services unique to this contract (e.g. child care and primary education services), and limits the use of security protocols and techniques typically utilized in correctional and detention settings. These operational risks and others associated with privately managing this type of residential facility could result in higher costs associated with staffing and lead to increased litigation.

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

Government agencies may investigate and audit our contracts and operational performance, and if any deficiencies or improprieties are found, we may be required to cure those deficiencies or improprieties, refund revenues we have received, or forego anticipated revenues, and we may be subject to penalties and sanctions, including contract termination and prohibitions on our bidding in response to Requests for Proposals.  Certain of the governmental agencies with which we contract have the authority to audit and investigate our contracts with them. As part of that process, government agencies may review our performance of the contract, our pricing practices, our cost structure and our compliance with applicable performance requirements, laws, regulations and standards. The regulatory and contractual environment in which we operate is complex and many aspects of our operations remain subject to manual processes and oversight that make compliance monitoring difficult and resource intensive. A governmental agency audit, review or investigation could result in a request to cure a performance or compliance issue, and if we are unable to, or otherwise fail to do so, the failure could lead to the imposition of monetary penalties or revenue deductions, or the termination of the contract in question and/or other contracts that we have with that governmental agency. Similarly, for contracts that actually or effectively provide for certain reimbursement of expenses, if an agency determines that we have improperly allocated costs to a specific contract, we may not be reimbursed for those expenses, and we could be required to refund the amount of any such expenses that have been reimbursed. If a government audit asserts improper or illegal activities by us, we may be subject to civil and criminal penalties and administrative sanctions, including termination of contracts, forfeitures of profits, suspension of payments, fines and suspension or disqualification from doing business with certain government entities. In addition to the potential civil and criminal penalties and administrative sanctions, any adverse determination with respect to contractual or regulatory violations could negatively impact our ability to bid in response to Requests for Proposals, or RFPs, in one or more jurisdictions.

Failure to comply with facility contracts or with unique and increased governmental regulation could result in material penalties or non-renewal or termination of noncompliant contracts or our other contracts to provide or manage correctional, detention, and residential reentry facilities.  The industry in which we operate is subject to extensive federal, state, and local regulations, including educational, health care, data privacy, and safety regulations, which are administered by many regulatory authorities.  Some of the regulations are unique to the corrections industry, some are unique to government contractors, and the combination of regulations we face is unique and complex.  Facility contracts typically include reporting requirements, supervision, and on-site monitoring by representatives of the contracting governmental agencies.  Corrections and reentry personnel are customarily required to meet certain training standards and, in some instances, facility personnel are required to be licensed and subject to background investigation.  Certain jurisdictions also require us to award subcontracts on a competitive basis or to subcontract with certain types of businesses, such as small businesses and businesses owned by members of minority groups.  Our facilities are also subject to operational and financial audits by the governmental agencies with which we have contracts.  Federal regulations also require federal government contractors like us to self-report evidence of certain forms of misconduct.  We may not always successfully comply with these regulations and contract requirements, and failure to comply can result in material penalties, including financial penalties, non-renewal or termination of noncompliant contracts and/or our other facility contracts, exclusion from new contract procurement or RFP bidding, and suspension or debarment from contracting with certain government entities.

In addition, private prison managers are subject to government legislation and regulation attempting to restrict the ability of private prison managers to house certain types of inmates, such as inmates from other jurisdictions or inmates at medium or higher security levels.  Legislation has been enacted in several states, and has previously been proposed in the United States Congress, containing such restrictions.  Such legislation, if enacted, could have an adverse effect on us.

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

From time to time, we enter into agreements with telecommunications providers to provide telephone services to residents in our facilities.  Although we are not a telecommunications provider, these services are subject to regulations which may change from time to time.  We are subject to the direct and indirect effects of these regulations. Non‑compliance with these regulations, either by us or by our telecommunications providers, subjects us to risks which could result in increases to our costs or decreases in our revenue. The impact to our revenue is limited because a significant amount of commissions paid by our telecommunications providers is passed along to our customers or is reserved and must be used for the benefit of offenders in our care.

We depend on a limited number of governmental customers for a significant portion of our revenues.  We currently derive, and expect to continue to derive, a significant portion of our revenues from a limited number of governmental agencies. The three primary federal governmental agencies with correctional and detention responsibilities, ICE, the USMS, and the BOP accounted for 51% of our total revenues for the year ended December 31, 2019 ($1,013.4 million). ICE accounted for 29% of our total revenues for the year ended December 31, 2019 ($579.4 million), the USMS accounted for 17% of our total revenues for the year ended December 31, 2019 ($338.7 million), and the BOP accounted for 5% of our total revenues for the year ended December 31, 2019 ($95.3 million). Although the revenue generated from each of these agencies is derived from numerous management contracts and various types of properties, i.e. correctional, detention, reentry, and leased, the loss or substantial reduction in value of one or more of such contracts could have a material adverse impact on our financial condition, results of operations, and cash flows. We expect to continue to depend upon these federal agencies and a relatively small group of other governmental customers for a significant percentage of our revenues.

Revenue from our South Texas Family Residential Center was $171.1 million in 2019, $171.3 million in 2018, and $170.6 million in 2017.  The loss or reduction in value of this contract would have a material adverse impact on our financial condition, results of operations, and cash flows.

Some of our leases with U.S. Government tenant agencies permit such government agency, as the tenant, to vacate the property and discontinue paying rent prior to the expiration date of the relevant lease.

Some of our leases are currently in the soft-term period of the lease and tenants under such leases have the right to vacate their space during a specified period before the stated terms of their leases expire. Of the non-correctional properties in our CoreCivic Properties segment as of December 31, 2019, tenants occupying approximately 25% of the leasable square feet and contributing approximately 10% of the annualized lease income of such properties have exercisable rights to terminate their leases before the stated soft term of their lease expires. For fiscal policy reasons, security concerns or other reasons, some or all of our U.S. Government tenant agencies under leases within the soft-term period may decide to exercise their termination rights before the stated term of their lease expires. Such terminations, if they were to occur and we were not able to lease the vacant space to another tenant in a timely manner or at all, could have an adverse effect on our business, financial condition and results of operations.

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
As of December 31, 2019, we employed 14,075 full- and part-time employees.  Approximately 1,330 of our employees at six of our facilities, or approximately 9.4% of our workforce, are represented by labor unions.  We have not experienced a strike or work stoppage at any of our facilities and, in the opinion of management, overall employee relations are good. New executive orders, administrative rules and changes in National Labor Relations could increase organizing activity at locations where employees are currently not represented by a labor organization. Increases in organizational activity or any future work stoppages could have a material adverse effect on our business, financial condition, or results of operations.

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

Technological changes or negative changes in the level of acceptance of, or resistance to, the use of electronic monitoring products could cause our electronic monitoring products and other technology to become obsolete or require the redesign of our electronic monitoring products, which could have a material adverse effect on our business.

Technological changes within our electronic monitoring business may require us to expend resources in an effort to acquire, maintain and/or utilize new electronic monitoring products and technology. We may not be able to anticipate or respond to technological changes in a timely manner, and our response may not result in successful electronic monitoring product offerings. If we are unable to anticipate or timely respond to technological changes, our business could be adversely affected. Further, our business could be adversely affected if the level of acceptance of or resistance to the use of electronic monitoring products and services by governmental customers were to change over time in a negative manner so that governmental customers decide to decrease their usage levels and contracting for electronic monitoring products and services.

We depend on a limited number of third parties to manufacture and supply our electronic monitoring products. If our suppliers cannot provide the products or services we require in a timely manner and with such quality as we expect, our ability to market and sell our electronic monitoring products and services could be harmed.

If our suppliers fail to supply, in a timely manner, electronic monitoring products that meet our quantity, quality, cost requirements, or technical specifications, we may not be able to access alternative sources of these products within a reasonable period of time or at commercially reasonable rates. A reduction or interruption in the supply of such products, or a significant increase in the price of such products, could have a material adverse effect on our marketing and sales initiatives, which could adversely affect our financial condition and results of operations.  In addition, contracts with such suppliers may not continue to be available on acceptable terms or at all.

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

Certain of our facilities are subject to options to purchase and reversions.  Eleven of our facilities are subject to an option to purchase by certain governmental agencies.  Such options are exercisable by the corresponding contracting governmental entity generally at any time during the term of the respective facility contract.  Certain of these purchase options are based on the depreciated book value of the facility, which essentially could result in the transfer of ownership of the facility to the governmental agency at the end of the life used for accounting purposes, while other options to purchase are exercisable at prices below fair market value. See "Business – Facility Portfolio."  If any of these options are exercised, there exists the risk that we will be unable to invest the proceeds from the sale of the facility in one or more properties that yield as much cash flow as the property acquired by the government entity.  In addition, in the event any of these options is exercised, there exists the risk that the contracting governmental agency will terminate the management contract associated with such facility.  For the year ended December 31, 2019, the eleven facilities currently subject to these options generated $367.4 million in revenue (18.6% of total revenue) and incurred $279.5 million in operating expenses.

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

Components of our business depend significantly on effective information systems and technologies, some of which are provided and/or maintained by third parties. As with all companies that utilize information systems, we are vulnerable to negative impacts to our business if the operation of those systems malfunctions or experiences errors, interruptions or delays, or certain information contained therein is compromised. As a matter of course, we may store or process the personal information of offenders, employees and other persons as required to provide our services and such personal information or other data may be hosted or exchanged with our government partners and other third-party providers.  While we employ commercially reasonable, industry standard administrative, technical and physical safeguards designed to protect the integrity and security of any personal data we collect or process, despite the security measures we have in place, and any additional measures we may implement in the future, our facilities and systems, and those of our third-party service providers, could be vulnerable to security breaches, computer viruses, lost or misplaced data, programming errors, human errors, acts of vandalism, or other events. For example, several well-known companies have recently disclosed high-profile security breaches involving sophisticated and highly targeted attacks on their company's infrastructure or their customers' data, which were not recognized or detected until after such companies had been affected notwithstanding the preventive measures they had in place. Any security breach or event resulting in the interruption, delay or failure of our services or information systems, or the misappropriation, loss, or other unauthorized disclosure of personal data or confidential information, including confidential information about our employees, whether by us directly or our third-party service providers, could damage our reputation, expose us to the risks of litigation and liability, result in significant monetary penalties and/or regulatory actions for violation of applicable laws or regulations, disrupt our business and result in significant costs for remedial measures to prevent future occurrences and mitigate past violations, result in lost business, or otherwise adversely affect our results of operations. Although we maintain insurance covering certain security and privacy damages and claim expenses, we may not carry insurance or maintain coverage sufficient to compensate for all liability and in any event, insurance coverage would not address the reputational damage that could result from a security incident. We did not log any such incidents in 2019, nor were we informed by law enforcement of any such incidents.

We are subject to risks related to corporate social responsibility.

The growing integration of ESG factors in making investment decisions is relatively new, and frameworks and methods used by investors for assessing ESG policies are not fully developed and vary considerably among the investment community.  During 2019, we issued our first ESG report to detail how we attempt to deliver on our service commitment to our government partners and manage our operations responsibly and ethically.  These policies and practices, whether it be the standards we set for ourselves or ESG criteria established by third parties, and whether or not we meet such standards, may influence our reputation.  For example, the perception held by the general public, our governmental partners, vendors, suppliers, other stakeholders, or the communities in which we do business may depend, in part, on the standards we have chosen to aspire to meet, whether or not we meet these standards on a timely basis or at all, and whether or not we meet external ESG factors they deem relevant. Nonetheless, the subjective nature and wide variety of methods and processes used by various stakeholders, including investors, to assess a company with respect to ESG criteria can result in the perception of negative ESG factors or a misrepresentation of our ESG policies and practices. Our failure to achieve progress on our ESG policies and practices on a timely basis, or at all, or to meet ESG criteria set by third parties, could adversely affect our business, financial performance, or growth.

By electing to set and publicly share these ESG standards, our business may also face increased scrutiny related to ESG activities. As a result, our reputation could be harmed if we fail to act responsibly in the areas in which we report, such as safety and security, human rights, diversity, quality assurance and facility oversight, community development, and environmental sustainability.  Any harm to our reputation resulting from setting these standards or our failure or perceived failure to meet such standards could impact: employee retention; the willingness of our governmental partners, vendors and suppliers to do business with us; investors willingness or ability to purchase or hold our securities; or our ability to access capital, any of which could adversely affect our business, financial performance, and growth.  Our ESG report is not a part of this Annual Report.

As an owner and operator of correctional, detention, and residential reentry facilities, we are subject to risks relating to acts of God, outbreaks of epidemic or pandemic disease, terrorist activity and war.

We may encounter staffing constraints as well as costs and expenses associated with owning and/or operating our correctional, detention, and residential reentry facilities as a result of acts of God, outbreaks of epidemic or pandemic disease (such as the 2019 novel coronavirus outbreak), war (including the potential for war), terrorist activity (including threats of terrorist activity), political unrest, geopolitical uncertainty and other forms of civil strife, in or around locations where we own and/or operate significant properties. These events could have a material adverse effect on our business, financial condition, results of operations or the market price of our common stock.

Risks Related to Our Indebtedness

Our indebtedness could adversely affect our financial health and prevent us from fulfilling our obligations under our debt securities.

We have a significant amount of indebtedness.  As of December 31, 2019, we had total indebtedness of $1,986.9 million.  Our indebtedness could have important consequences.  For example, it could:

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

Our Credit Agreements, indentures related to our senior notes, and other debt instruments have restrictive covenants that could limit our financial flexibility.

The indentures related to our aggregate original principal amount of $350.0 million 4.625% senior notes due 2023, $250.0 million 5.0% senior notes due 2022, and $250.0 million 4.75% senior notes due 2027, collectively referred to herein as our senior notes, and the credit agreements governing our Revolving Credit Facility and Term Loan A, or our Bank Credit Agreement, and the credit agreement governing our Term Loan B, or our Term Loan B, and, together with the Bank Credit Agreement, our Credit Agreements, contain restrictive covenants that limit our ability to engage in activities that may be in our long-term best interests.  Our Bank Credit Agreement requires us to comply with certain financial covenants, including leverage and fixed charge coverage ratios.  Our Term Loan B requires us to comply with certain financial covenants, including a secured leverage ratio and, under specified circumstances, a loan-to-value requirement.  Our Credit Agreements include other restrictions that, among other things, limit our ability to incur indebtedness; grant liens; engage in mergers, consolidations and liquidations; make asset dispositions, make restricted payments and investments; issue disqualified stock; enter into transactions with affiliates; and amend, modify or prepay certain indebtedness.  The indentures related to our senior notes contain limitations on our ability to effect mergers and change of control events, as well as other limitations on our ability to create liens on our assets.

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

Subject to applicable laws and certain agreed-upon exceptions, our revolving credit facility and Term Loan A are secured by a pledge of all of the capital stock of CoreCivic's domestic subsidiaries, 65% of the capital stock of CoreCivic’s foreign subsidiaries, all of CoreCivic’s accounts receivable and all of CoreCivic's deposit accounts. Our Term Loan B will be secured by a first lien on certain specified real property assets, representing a loan-to-value of no greater than 80%. Subject to compliance with the restrictive covenants under our existing indebtedness, we may incur additional indebtedness secured by existing or future assets of CoreCivic or our subsidiaries. In the event of a default under our Credit Agreements or any other secured indebtedness, or if we experience insolvency, liquidation, dissolution or reorganization, the holders of our secured debt instruments would first be entitled to payment from their collateral security, and only after that would holders of our unsecured debt be entitled to payment from our remaining assets. In such an event, there can be no assurance that we would have sufficient assets to pay amounts due to holders of our unsecured debt, and such holders may receive less than the full amount to which they are entitled.

Servicing our indebtedness will require a significant amount of cash or may require us to refinance our indebtedness before it matures.  Our ability to generate cash depends on many factors beyond our control and there is no assurance that we will be able to refinance our debt on acceptable terms, or at all.

Currently, our Term Loan A and revolving credit facility both mature in April 2023. Our Term Loan B matures in December 2024. We also have outstanding $350.0 million in aggregate principal amount of our 4.625% senior notes due 2023, $250.0 million in aggregate principal amount of our 5.0% senior notes due 2022, and $250.0 million in aggregate principal amount of our 4.75% senior notes due 2027.  In addition, we have $331.9 million outstanding under three non-recourse mortgage notes with interest rates ranging from 4.43% to 4.5% and various maturity dates extending to January 2040.  Our ability to make payments on our indebtedness, to refinance our indebtedness, and to fund planned capital expenditures will depend on our ability to generate cash in the future.  This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory, and other factors that are beyond our control.

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

We are required to repurchase all or a portion of our senior notes upon a change of control, and our Credit Agreements are subject to acceleration upon a change of control.

Upon certain change of control events, as that term is defined in the indentures for our senior notes, including a change of control caused by an unsolicited third party, we are required to make an offer in cash to repurchase all or any part of each holder's notes at a repurchase price equal to 101% of the principal thereof, plus accrued interest.  The source of funds for any such repurchase would be our available cash or cash generated from operations or other sources, including borrowings, sales of equity or funds provided by a new controlling person or entity.  Sufficient funds may not be available to us, however, at the time of any change of control event to repurchase all or a portion of the tendered notes pursuant to this requirement.  Our failure to offer to repurchase notes, or to repurchase notes tendered, following a change of control will result in a default under the respective indentures, which could lead to a cross-default under our Credit Agreements and under the terms of our other indebtedness.  In addition, terms of our Credit Agreements, which are subject to acceleration upon the occurrence of a change in control (as described therein), may prohibit us from making any such required repurchases.  Prior to repurchasing the notes upon a change of control event, we must either repay outstanding indebtedness under our Credit Agreements or obtain the consent of the lenders under our Credit Agreements.  If we do not obtain the required consents or repay our outstanding indebtedness under our Credit Agreements, we would remain effectively prohibited from offering to repurchase the notes, which would cause a default under the indentures governing the notes.

Despite current indebtedness levels, we may still incur more debt.

The terms of the indentures for our senior notes and our Credit Agreements restrict our ability to incur indebtedness; however, we may nevertheless incur additional indebtedness in the future, and in the future, we may refinance all or a portion of our indebtedness, including our Credit Agreements, and may incur additional indebtedness as a result so long as we comply with the limitations in our senior notes and Credit Agreements while they are in effect. As of December 31, 2019, we had $412.7 million of additional borrowing capacity available under our revolving credit facility. The Bank Credit Agreement also contains an "accordion" feature that provides for uncommitted incremental extensions of credit in the form of increases in the revolving commitments or incremental term loans of up to $350.0 million.  In addition, so long as we comply with the limitations in our senior notes and Credit Agreements while they are in effect, we may issue an indeterminate amount of debt securities from time to time when we determine that market conditions and the opportunity to utilize the proceeds from the issuance of such debt securities are favorable. If new debt is added to our and our subsidiaries' current debt levels, the related risks that we and they now face could intensify.

Our ability to incur more secured debt has been further limited by the Term Loan B.

The Term Loan B requires us to place liens on mortgaged properties representing a loan-to-value of no greater than 80%.  Our Credit Agreements limit the amount of liens we can place on existing assets, further restricting the amount of additional secured debt we are able to obtain.  This limitation restricts our ability to obtain financing for future needs and opportunities.

Our access to capital may be affected by general macroeconomic conditions.

Credit markets may tighten significantly for various reasons that may or may not result from company-specific activities such that our ability to obtain new capital could be more challenging and more expensive.  Further, we can provide no assurance that the banks that have made commitments under our Bank Credit Agreement will continue to operate as going concerns in the future or will agree to extend commitments beyond the maturity date.  If any of the banks in the lending group were to fail, or fail to renew their commitments, it is possible that the capacity under our Bank Credit Agreement would be reduced.  In the event that the availability under our Bank Credit Agreement was reduced significantly, we could be required to obtain capital from alternate sources in order to continue with our business and capital strategies.  Our options for addressing such capital constraints would include, but not be limited to (i) delaying certain capital expenditure projects, (ii) obtaining commitments from the remaining banks in the lending group or from new banks to fund increased or new amounts under the terms of our Bank Credit Agreement, (iii) accessing the public capital markets, or (iv) reducing our dividend (but not less than amounts required to maintain our status as a REIT and avoid income and excise taxes), or eliminating the dividend should we elect to forgo REIT status, which would be subject to certain additional approvals.  Such alternatives could be on terms less favorable than under existing terms, which could have a material effect on our consolidated financial position, results of operations, or cash flows.

Increasing activist resistance to the use of public-private partnerships for correctional, detention, and residential reentry facilities could impact our ability to obtain financing to grow our business or to refinance existing indebtedness, which could have a material adverse effect on our business, financial condition and results of operations.

Our company does not, under longstanding policy, lobby for or against policies or legislation that would determine the basis for, or duration of, an individual's incarceration or detention.  This strict policy also applies to external government relations professionals working on our behalf at all levels of government.  Nonetheless, contracting for correctional, detention, and residential reentry facilities and related services has not achieved complete acceptance by certain governments or the public at large. The operation of correctional, detention, and residential reentry facilities by private entities has encountered resistance from certain groups, such as immigration advocates, labor unions, prison reform organizations and other special interest groups that believe correctional, detention, and residential reentry facilities should only be operated by governmental agencies, or that alternatives to immigrant detention should be utilized to enforce the nation's border policies.  Further, opposition to immigration policies and the association of private companies with the enforcement of such policies have caused some banks to recently announce that they do not expect to continue providing credit or financial services to private entities that operate correctional, detention, and residential reentry facilities, including CoreCivic. These banks are legally obligated to honor their commitments under our Bank Credit Agreement, which expires in April 2023.  These decisions have currently affected the capital markets for our securities, and we can provide no assurance that additional banks that are party to our Bank Credit Agreement will not make similar decisions, or that new banks will be willing to become party to our Bank Credit Agreement, or that the capital markets for our securities will improve.  While we believe we will continue to have access to capital, restrictions on our access to capital, or increases in the cost of capital, could have a material adverse effect on our business, financial condition and results of operations.

Rising interest rates would increase the cost of our variable rate debt.

In recent years, the Federal Reserve has incrementally raised the target range for the federal funds rate.  As interest rates increase, generally, the cost of borrowing increases.  We have incurred and expect in the future to incur indebtedness that bears interest at variable rates, including indebtedness under our Credit Agreements. Accordingly, increases in interest rates would increase our interest costs, which could have a material adverse effect on us and our ability to make distributions to our stockholders and pay amounts due on our debt or cause us to be in default under certain debt instruments.  In addition, an increase in market interest rates may lead holders of our common stock to demand a higher yield on their shares from distributions by us, which could adversely affect the market price for our common stock.

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

A REIT's net income from prohibited transactions is subject to a 100% penalty tax. In general, prohibited transactions are sales or other dispositions of property, other than foreclosure property, held primarily for sale to customers in the ordinary course of business. Although we do not intend to hold any properties that would be characterized as held for sale to customers in the ordinary course of our business, unless a sale or disposition qualifies under certain statutory safe harbors, such characterization is a factual determination and no guarantee can be given that the Internal Revenue Service, or IRS, would agree with our characterization of our properties or that we will always be able to make use of the available safe harbors.

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

We cannot predict the effect, if any, of future sales of common stock, or the availability of common stock for future sale, on the market price of our common stock. Sales of substantial amounts of common stock (including stock issued under equity compensation plans or stock issued pursuant to our Amended and Restated ATM Equity Offering Sales Agreement), or the perception that these sales could occur, may adversely affect prevailing market prices for our common stock.

Future offerings of debt or equity securities ranking senior to our common stock or incurrence of debt (including under our Bank Credit Agreement) may adversely affect the market price of our common stock.

If we decide to issue debt or equity securities in the future ranking senior to our common stock or otherwise incur indebtedness (including under our Bank Credit Agreement), it is possible that these securities or indebtedness will be governed by an indenture or other instrument containing covenants restricting our operating flexibility and limiting our ability to make distributions to our stockholders. Additionally, any convertible or exchangeable securities that we issue in the future may have rights, preferences and privileges, including with respect to distributions, more favorable than those of our common stock and may result in dilution to owners of our common stock. Because our decision to issue debt or equity securities in any future offering or otherwise incur indebtedness will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings or financings, any of which could reduce the market price of our common stock and dilute the value of our common stock.

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

The properties we owned at December 31, 2019 are described under Item 1 and in Note 4 of the Notes to the Consolidated Financial Statements contained in this Annual Report, as well as in Schedule III in Part IV of this Annual Report.

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

See additional information required under this section described in Note 16 of the Notes to the Consolidated Financial Statements contained in this Annual Report.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

PART II.

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Price of and Distributions on Capital Stock

Our common stock is traded on the New York Stock Exchange, or NYSE, under the symbol "CXW." On February 14, 2020, the last reported sale price of our common stock was $16.85 per share and there were approximately 3,000 registered holders and approximately 41,000 beneficial holders, respectively, of our common stock.

Dividend Policy

During 2018 and 2019, CoreCivic's Board of Directors declared the following quarterly dividends on its common stock:

Declaration Date	Record Date	Payable Date	Per Share
February 22, 2018	April 2, 2018	April 16, 2018	$0.43
May 11, 2018	July 2, 2018	July 16, 2018	$0.43
August 16, 2018	October 1, 2018	October 15, 2018	$0.43
December 13, 2018	January 2, 2019	January 15, 2019	$0.43
February 21, 2019	April 1, 2019	April 15, 2019	$0.44
May 16, 2019	July 1, 2019	July 16, 2019	$0.44
August 15, 2019	October 1, 2019	October 15, 2019	$0.44
December 12, 2019	January 6, 2020	January 15, 2020	$0.44

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

The following selected financial data for the five years ended December 31, 2019, was derived from our consolidated financial statements and the related notes thereto.  This data should be read in conjunction with our audited consolidated financial statements, including the related notes, and "Management's Discussion and Analysis of Financial Condition and Results of Operations."  Our audited consolidated financial statements, including the related notes, as of December 31, 2019 and 2018, and for the years ended December 31, 2019, 2018, and 2017 are included in this Annual Report.

CORECIVIC, INC. AND SUBSIDIARIES

SELECTED HISTORICAL FINANCIAL INFORMATION

(in thousands, except per share data)

	For the Years Ended December 31,
	2019	2018	2017	2016	2015
STATEMENT OF OPERATIONS:
Revenues	$1,980,689	$1,835,766	$1,765,498	$1,849,785	$1,793,087
Expenses:
Operating	1,422,769	1,315,250	1,249,537	1,275,586	1,256,128
General and administrative	127,078	106,865	107,822	107,027	103,936
Depreciation and amortization	144,572	156,501	147,129	166,746	151,514
Contingent consideration for acquisition of businesses	—	6,085	—	—	—
Restructuring charges	—	—	—	4,010	—
Asset impairments	4,706	1,580	614	—	955
	1,699,125	1,586,281	1,505,102	1,553,369	1,512,533
Operating income	281,564	249,485	260,396	296,416	280,554
Other (income) expense:
Interest expense, net	84,401	80,753	68,535	67,755	49,696
Expenses associated with debt refinancing transactions	602	1,016	—	—	701
Other (income) expense	(164)	156	(90)	489	(58)
	84,839	81,925	68,445	68,244	50,339
Income from continuing operations before income taxes	196,725	167,560	191,951	228,172	230,215
Income tax expense	(7,839)	(8,353)	(13,911)	(8,253)	(8,361)
Net income	$188,886	$159,207	$178,040	$219,919	$221,854
Basic earnings per share	$1.59	$1.34	$1.51	$1.87	$1.90
Diluted earnings per share	$1.59	$1.34	$1.50	$1.87	$1.88
Weighted average common shares outstanding:
Basic	119,028	118,544	118,084	117,384	116,949
Diluted	119,164	118,716	118,465	117,791	117,785

	December 31,
	2019	2018	2017	2016	2015
BALANCE SHEET DATA:
Total assets	$3,791,631	$3,655,660	$3,272,398	$3,271,604	$3,356,018
Total debt	$1,959,372	$1,801,676	$1,447,187	$1,445,169	$1,452,077
Total liabilities	$2,414,882	$2,240,601	$1,820,790	$1,812,641	$1,893,270
Stockholders' equity	$1,376,749	$1,415,059	$1,451,608	$1,458,963	$1,462,748

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Annual Report on Form 10-K, or this Annual Report.  In this Annual Report, we use the term, the "Company," "CoreCivic," "we," "us," and "our" to refer to CoreCivic, Inc. and its subsidiaries unless context indicates otherwise. This discussion contains forward-looking statements that involve risks and uncertainties.  Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those described under Item 1A, "Risk Factors" and included in other portions of this report.

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

As of December 31, 2019, through our CoreCivic Safety segment, we operated 50 correctional and detention facilities, 43 of which we owned, with a total design capacity of approximately 73,000 beds. Through our CoreCivic Community segment, we owned and operated 29 residential reentry centers with a total design capacity of approximately 5,000 beds.  In addition, through our CoreCivic Properties segment, we owned 28 properties for lease to third parties and used by government agencies, totaling 2.4 million square feet.  We are the nation's largest owner of partnership correctional, detention, and residential reentry facilities and one of the largest prison operators in the United States.  We also believe we are the largest private owner of real estate used by U.S. government agencies.  Our size and experience provide us with significant credibility with our current and prospective customers, and enable us to generate economies of scale in purchasing power for food services, health care and other supplies and services we offer to our government partners.

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

The solutions we provide to our federal customers continue to be a significant component of our business. We believe our ability to provide flexible solutions and fulfill emergent needs of our federal customers would be very difficult and costly to replicate in the public sector.

Several of our state partners have experienced improvements in their budgets which has helped us secure recent per diem increases at certain facilities.  Further, several of our existing state partners, as well as prospective state partners, are experiencing growth in offender populations and overcrowded conditions, are considering alternative correctional capacity for their aged and inefficient infrastructure, or are seeking cost savings by utilizing the private sector.  Although we can provide no assurance that we will enter into any new contracts, we believe we are well positioned to provide states with needed bed capacity, as well as the programming and reentry services they are seeking. Since the beginning of 2018, we have completed the intake of new inmate populations as a result of new contracts with Kansas, Kentucky, Ohio, Nevada, South Carolina, and Vermont, while Wyoming began utilizing an existing contract it had not utilized in nearly a decade.

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

We also believe that having beds immediately available to our partners provides us with a distinct competitive advantage when bidding on new contracts.  We believe the most significant opportunities for growth are in providing our government partners with available beds within facilities we currently own or that we will develop.  Over the long-term, we would like to see meaningful utilization of our available capacity and better visibility from our customers into their potential future needs before we develop new correctional or detention capacity on a speculative basis. We will, however, respond to customer demand and may develop or expand correctional and detention facilities when we believe potential long-term returns justify the capital deployment, like the recent expansion of our Otay Mesa Detention Center in San Diego, California.  We expanded the Otay Mesa facility by 512 beds as a result of long-standing demand from the United States Marshals Service, or the USMS, and the U.S. Immigration and Customs Enforcement, or ICE, and limited detention capacity in the Southwest region of the United States.  The expansion was completed during the third quarter of 2019 at an estimated cost of approximately $39.0 million.  Both the USMS and ICE currently utilize the Otay Mesa Detention Center under an existing contract that enables both agencies to utilize the additional capacity. We also believe that owning the facilities in which we provide management services enables us to more rapidly replace business lost compared with managed-only facilities, since we can offer the same beds to new and existing customers and, with customer consent, may have more flexibility in moving our existing populations to facilities with available capacity.  Our management contracts generally provide our customers with the right to terminate our management contracts at any time without cause.

We are actively engaged in marketing our available capacity as solutions to meet the needs of potential customers. Historically, we have been successful in substantially filling our inventory of available beds and the beds that we have constructed. For example, pursuant to a new management contract we executed in November 2017, the Commonwealth of Kentucky began utilizing our 816-bed Lee Adjustment Center in Kentucky, one of our previously idled prison facilities, in the first quarter of 2018, and we completed the activation in the third quarter of 2018.  More recently, in the second quarter of 2019, we announced that we entered into new contracts under inter-governmental service agreements, or IGSAs, with ICE at our previously idled 910-bed Torrance County Detention Facility in New Mexico and with the USMS at our previously idled 1,422-bed Eden Detention Center in Texas.  Filling these available beds could provide substantial growth in revenues, cash flow, and earnings per share.  However, we can provide no assurance that we will be able to fill our available beds.

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

We also remain steadfast in our efforts to contain costs.  Approximately 60% of our operating expenses consist of salaries and benefits.  The turnover rate for correctional officers for our company, and for the corrections industry in general, remains high.  We are making investments in systems and processes intended to help manage our workforce more efficiently and effectively, especially with respect to overtime and costs of turnover.  We are also focused on workers' compensation and medical benefits costs for our employees due to continued rising healthcare costs throughout the country.  Effectively managing these staffing costs requires a long-term strategy to control such costs, and we continue to dedicate resources to enhance our benefits, provide specialized training and career development opportunities to our staff in order to attract and retain quality personnel. Through ongoing company-wide initiatives, we continue to focus on efforts to manage costs and improve operating efficiencies.

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

Asset impairments. The primary risk we face for asset impairment charges, excluding goodwill, is associated with facilities we own.  As of December 31, 2019, we had $2.7 billion in property and equipment, including $136.3 million in long-lived assets, excluding equipment, at five idled CoreCivic Safety correctional facilities.  The carrying values of the five idled facilities as of December 31, 2019 were as follows (in thousands):

Prairie Correctional Facility	$14,863
Huerfano County Correctional Center	16,266
Diamondback Correctional Facility	39,729
Marion Adjustment Center	11,351
Kit Carson Correctional Center	54,041
$136,250

As of December 31, 2019, we also had two idled non-core facilities in our Safety segment containing 440 beds with an aggregate net book value of $3.8 million; two facilities in our Community segment that became idle during 2019, as further described hereafter, containing an aggregate of 381 beds with an aggregate net book value of $6.5 million; and three previously leased residential reentry centers in our Properties segment that became idle in 2019, as further described hereafter, containing an aggregate of 430 beds with an aggregate net book value of $9.3 million.

We incurred approximately $8.0 million, $8.2 million, and $8.9 million in operating expenses at these idled facilities for the years ended December 31, 2019, 2018, and 2017, respectively.

During the second quarter of 2019, we idled a residential reentry center in Oklahoma due to declining utilization from the state of Oklahoma and the consolidation of residents into our other reentry facilities located in the state.  Further, we received notice during the second quarter of 2019 of the Federal Bureau of Prisons', or the BOP, decision to award the rebid of a contract at one of our residential reentry facilities in Arizona to another operator.  The residential reentry facility in Arizona was idled in the third quarter of 2019 upon expiration of its contract with the BOP on August 31, 2019.  As a result of these residential reentry centers becoming idle, we tested the facilities for impairment during the second quarter of 2019.  We concluded that the residential reentry facility in Oklahoma had a recoverable value in excess of the corresponding carrying value.  We concluded that the residential reentry facility in Arizona would likely be marketed for use other than as a residential reentry facility, and recorded an asset impairment of $4.3 million in the second quarter of 2019 to reduce the carrying value of the facility to its estimated fair value as a commercial real estate property.

During the third quarter of 2019, leases at three single-tenant residential reentry centers in our CoreCivic Properties segment expired and were not renewed. The three properties located in Pennsylvania total approximately 54,000 square feet and contain an aggregate of 430 beds with an aggregate net book value of $9.3 million as of December 31, 2019.  We have begun to market the facilities to other potential customers to operate as a CoreCivic Community facility or for future lease as a CoreCivic Properties facility.  As a result of the expiration of the leases at the three properties located in Pennsylvania, we tested the facilities for impairment during the third quarter of 2019.  We concluded that each of the properties had a recoverable value in excess of the corresponding carrying value.

We evaluate the recoverability of the carrying values of our long-lived assets, other than goodwill, when events suggest that an impairment may have occurred.  Such events primarily include, but are not limited to, the termination of a management contract, a significant decrease in populations within a facility we own, and the expiration and non-renewal of lease agreements in our CoreCivic Properties segment.  Accordingly, we tested each of the idled properties for impairment when we were notified by the respective customers or tenants that they would no longer be utilizing such facility or property.

We re-perform the impairment analyses on an annual basis for each of the idle facilities or properties as well as any other properties indicating indicators of impairment. In performing our annual impairment analyses, the estimates of recoverability are initially based on projected undiscounted cash flows that are comparable to historical cash flows from management contracts or lease agreements at facilities similar to the idled facilities, including historical operations for the idled facilities when such facilities were operating. Our impairment evaluations also take into consideration our historical experience in securing new management contracts to utilize correctional facilities that had been previously idled for substantial periods of time.  Such previously idled correctional facilities are currently being operated under contracts that continue to generate cash flows resulting in the recoverability of the net book value of the previously idled facilities by material amounts. We also perform sensitivity analyses that consider reductions to such cash flows. Our sensitivity analyses included reductions in projected cash flows by as much as half of the historical cash flows generated by the respective facility as well as prolonged periods of vacancies.  In all cases, the projected undiscounted cash flows in our analyses as of December 31, 2019, exceeded the carrying amounts of each facility.

We also evaluate on a quarterly basis market developments for the potential utilization of each of these facilities in order to identify events that may cause us to reconsider our most recent assumptions.  Such events could include negotiations with a prospective customer for the utilization of an idle facility at terms significantly less favorable than those used in our most recent impairment analysis, or changes in legislation surrounding a particular facility that could impact our ability to care for certain types of populations at such facility, or a demolition or substantial renovation of a facility.  Further, a substantial increase in the number of available beds at other facilities we own could lead to a deterioration in market conditions and cash flows that we might be able to obtain under a new contract at our idle facilities. Although they are not frequently received, an unsolicited offer to purchase any of our idle facilities at amounts that are less than the carrying value could also cause us to reconsider the assumptions used in our most recent impairment analysis.

We can provide no assurance that we will be able to secure agreements to utilize our idle properties, or that we will not incur impairment charges in the future. By their nature, these estimates contain uncertainties with respect to the extent and timing of the respective cash flows due to potential delays or material changes to historical terms and conditions in contracts with prospective customers that could impact the estimate of cash flows.  With respect to idle correctional facilities, we believe the long-term trends favor an increase in the utilization of our correctional facilities and management services.  This belief is based on our experience in working with governmental agencies faced with significant budgetary challenges, which is a primary contributing factor to the lack of appropriated funding since 2009 to build new bed capacity by the federal and state governments with which we partner. Due to a variety of factors, the lead time to negotiate contracts with our federal and state partners to utilize idle bed capacity at correctional facilities is generally lengthy.

To further illustrate our historical experience in securing new management contracts to utilize idle beds in our correctional facilities, the following are examples of new contracts we secured during 2019.

On May 1, 2019, the BOP announced that it elected not to renew the contract at our Adams County Correctional Center in Adams County, Mississippi.  On June 28, 2019, the BOP executed an amendment to the existing contract to allow ICE to use up to 660 beds to care for adult male detainees. On July 18, 2019, the BOP contract, which was originally scheduled to expire on July 31, 2019, was extended to August 30, 2019. On September 3, 2019, we announced that we had entered into a new contract under an IGSA between Adams County, Mississippi and ICE for up to 2,348 adult detainees at the Adams facility.  The new management agreement commenced on August 31, 2019, and has an initial term of 60 months, with unlimited extension options thereafter upon mutual agreement.  Either party may terminate the contract with 120 days' written notice.  ICE began utilizing the additional capacity at the Adams facility under the new contract and, as of December 31, 2019, we cared for approximately 850 detainees from ICE at the Adams facility.  As a result of the transition at this facility, we performed an impairment analysis of the Adams facility, which had a net carrying value of $96.5 million as of December 31, 2019, and concluded that this asset has a recoverable value in excess of the carrying value.

On May 16, 2019, we announced that we entered into a new contract under an IGSA between Torrance County, New Mexico and ICE to activate our 910-bed Torrance County Detention Facility in Estancia, New Mexico.  The Torrance facility had previously been idle since 2017 and had a net carrying value of $34.0 million as of December 31, 2019.  The new management contract commenced on May 15, 2019, and has an initial term of 60 months, with unlimited extension options thereafter upon mutual agreement.  Either party may terminate the contract with 120 days' written notice.  We began accepting ICE detainee populations into the Torrance facility in the third quarter of 2019 and, as of December 31, 2019, cared for approximately 300 detainees at the facility.

On May 23, 2019, we announced that we entered into a new contract under an IGSA between the City of Eden, Texas and the United States Marshals Service, or USMS, to activate our 1,422-bed Eden Detention Center in Eden, Texas.  The new agreement also permits ICE to utilize capacity at the facility at any time in the future.  The Eden facility had previously been idle since 2017 and had a net carrying value of $37.0 million as of December 31, 2019.  The new management contract commenced on June 1, 2019, and has an indefinite term.  Either party may terminate the contract with 30 days' written notice.  We began accepting populations into the Eden facility in the third quarter of 2019 and, as of December 31, 2019, cared for an aggregate of approximately 1,000 detainees at the facility.

On December 9, 2019, we entered into a lease with the Commonwealth of Kentucky Department of Corrections, or KYDOC, for our previously idled 656-bed Southeast Correctional Complex in Wheelwright, Kentucky, formerly known as the Southeast Kentucky Correctional Facility. The lease is expected to commence in mid-2020 and has an initial term of ten years and includes five two-year renewal options.  The KYDOC has the option to purchase the facility at its fair market value at any time during the term of the lease. The Southeast Correctional facility had previously been idle since 2012 and had a net carrying value of $20.3 million as of December 31, 2019.

Goodwill impairments.  As of December 31, 2019 and 2018, we had $50.5 million and $48.2 million, respectively, of goodwill, established in connection with multiple business combination transactions.  We evaluate the carrying value of goodwill annually and whenever circumstances indicate the carrying value of goodwill may be impaired.  Under the provisions of Accounting Standards Update, or ASU, 2017-04, "Intangibles–Goodwill and Other (Topic 350): Simplifying the Test of Goodwill Impairment," we perform a qualitative assessment to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount.  If, after assessing the totality of events or circumstances, we determine it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing a quantitative impairment test is not necessary.  If a quantitative test is required, we perform an assessment to identify the existence of impairment and to measure the excess of a reporting unit's carrying amount over its fair value by using a combination of various common valuation techniques, including the income approach and market approach.  The income approach valuation includes certain significant assumptions impacting projected future cash flows, such as projected revenue, projected operating costs, and the weighted average cost of capital, which are affected by expectations about future market or economic conditions.  By their nature, valuation techniques are subject to considerable judgment and require estimates of future cash flows as well as other factors, which are often difficult to predict.  Estimated fair values could change if there are changes in our capital structure, cost of debt, interest rates, capital expenditure levels, operating cash flows, or market capitalization. Accordingly, we may incur goodwill impairment charges in the future.

Self-funded insurance reserves.  As of December 31, 2019 and 2018, we had $41.9 million and $35.1 million, respectively, in accrued liabilities for employee health, workers' compensation, and automobile insurance claims.  We are significantly self-insured for employee health, workers' compensation, and automobile liability insurance claims.  As such, our insurance expense is largely dependent on claims experience and our ability to control our claims.  We have consistently accrued the estimated liability for employee health insurance claims based on our history of claims experience and the estimated time lag between the incident date and the date we pay the claims.  We have accrued the estimated liability for workers' compensation claims based on an actuarial valuation of the outstanding liabilities, discounted to the net present value of the outstanding liabilities, using a combination of actuarial methods used to project ultimate losses, and our automobile insurance claims based on estimated development factors on claims incurred. The liability for employee health, workers' compensation, and automobile insurance includes estimates for both claims incurred and for claims incurred but not reported.  These estimates could change in the future.  It is possible that future cash flows and results of operations could be materially affected by changes in our assumptions, new developments, or by the effectiveness of our strategies.

Legal reserves.  As of December 31, 2019 and 2018, we had $14.1 million and $13.9 million, respectively, in accrued liabilities under the provisions of Accounting Standards Codification Subtopic 450-20, "Loss Contingencies," or ASC 450, related to certain claims and legal proceedings in which we are involved.  We have accrued our best estimate of the probable costs for the resolution of these claims.  In addition, we are subject to current and potential future claims and legal proceedings for which little or no accrual has been reflected because our current assessment of the potential exposure is nominal.  These estimates have been developed in consultation with our General Counsel's office and, as appropriate, outside counsel handling these matters, and are based upon an analysis of potential results, assuming a combination of litigation and settlement strategies.  It is possible that future cash flows and results of operations could be materially affected by changes in our assumptions, new developments, or by the effectiveness of our litigation and settlement strategies.

RESULTS OF OPERATIONS

Our results of operations are impacted by the number of correctional and detention facilities we operated, including 43 we owned and seven owned by our government partners (CoreCivic Safety), the number of residential reentry centers we owned and operated (CoreCivic Community), the number of facilities we leased to other operators (CoreCivic Properties), and the facilities we owned that were not in operation.  The following table sets forth the changes in the number of facilities operated for the years ended December 31, 2019 and 2018.

	Effective	CoreCivic
	Date	Safety	Community	Properties	Total
Facilities as of December 31, 2017		51	26	12	89
Acquisition of a leased property in Florida	January 2018	—	—	1	1
Acquisition of a portfolio of leased properties in Arkansas, Missouri, Oklahoma, Tennessee and Texas	July 2018	—	—	12	12
Acquisition of a leased property in Maryland	August 2018	—	—	1	1
Acquisition of a leased property in Ohio	September 2018	—	—	1	1
Facilities as of December 31, 2018		51	26	27	104
Acquisition of the South Raleigh Reentry Center in North Carolina	February 2019	—	1	—	1
Acquisition of a leased property in Michigan	May 2019	—	—	1	1
Sale of a leased property in Pennsylvania	June 2019	—	—	(1)	(1)
Acquisition of certain assets of Rehabilitation Services, Inc.	December 2019	—	2	—	2
Lease of the Southeast Correctional Complex	December 2019	(1)	—	1	—
Facilities as of December 31, 2019		50	29	28	107

Year Ended December 31, 2019 Compared to the Year Ended December 31, 2018

During the year ended December 31, 2019, we generated net income of $188.9 million, or $1.59 per diluted share, compared with net income of $159.2 million, or $1.34 per diluted share, for the previous year.  Financial results in 2019 and 2018 were impacted by several non-routine transactions.  Results for 2019 included a $4.1 million gain, net of taxes, for the settlement of a contractual dispute with respect to revenues that would have been recognized during the previous several years.  In addition, net income for 2019 and 2018 included $4.7 million and $1.6 million, respectively, of asset impairments and $0.6 million and $1.0 million, respectively, of expenses associated with debt refinancing transactions.  Financial results in 2018 were also impacted by income tax charges of $1.0 million resulting from the Tax Cuts and Jobs Act, or the TCJA, enacted in the fourth quarter of 2017, as further described hereafter.  Financial results in 2018 also reflected a charge of $6.1 million for contingent consideration associated with an acquisition of a business, as further described hereafter.

Our Current Operations

Our ongoing operations are organized into three principal business segments:

•

CoreCivic Safety segment, consisting of the 50 correctional and detention facilities that are owned, or controlled via a long-term lease, and managed by CoreCivic, as well as those correctional and detention facilities owned by third parties but managed by CoreCivic. CoreCivic Safety also includes the operating results of our subsidiary that provides transportation services to governmental agencies, TransCor America, LLC, or TransCor.

•

CoreCivic Community segment, consisting of the 29 residential reentry centers that are owned, or controlled via a long-term lease, and managed by CoreCivic.  CoreCivic Community also includes the operating results of our electronic monitoring and case management services.

•	CoreCivic Properties segment, consisting of the 28 real estate properties owned by CoreCivic for lease to third parties and used by government agencies.

For the years ended December 31, 2019 and 2018, our total facility net operating income was divided among our three business segments as follows:

	For the Years Ended December 31,
	2019	2018
Segment:
Safety	85.2%	87.1%
Community	5.0%	4.8%
Properties	9.8%	8.1%

Facility Operations

A key performance indicator we use to measure the revenue and expenses associated with the operation of the correctional, detention, and residential reentry facilities we own or manage is expressed in terms of a compensated man-day, which represents the revenue we generate and expenses we incur for one offender for one calendar day.  Revenue and expenses per compensated man-day are computed by dividing facility revenue and expenses by the total number of compensated man-days during the period.  A compensated man-day represents a calendar day for which we are paid for the occupancy of an offender. We believe the measurement is useful because we are compensated for operating and managing facilities at an offender per-diem rate based upon actual or minimum guaranteed occupancy levels.  We also measure our costs on a per-compensated man-day basis, which is largely dependent upon the number of offenders we accommodate.  Further, per compensated man-day measurements are also used to estimate our potential profitability based on certain occupancy levels relative to design capacity.  Revenue and expenses per compensated man-day for all of the correctional, detention, and residential reentry facilities placed into service that we owned or managed, exclusive of those held for lease, and for TransCor were as follows for the years ended December 31, 2019 and 2018:

	For the Years Ended December 31,
	2019	2018
Revenue per compensated man-day	$79.72	$76.50
Operating expenses per compensated man-day:
Fixed expense	42.20	40.40
Variable expense	16.11	16.30
Total	58.31	56.70
Operating income per compensated man-day	$21.41	$19.80
Operating margin	26.9%	25.9%
Average compensated occupancy	81.9%	80.7%
Average available beds	78,236	78,047
Average compensated population	64,107	63,012

Prior to the adoption of ASU 2016-02, "Leases (Topic 842)" and ASU 2018-11, "Targeted Improvements – Leases (Topic 842)", cumulatively ASC 842, on January 1, 2019, a portion of the rental payments for the South Texas Family Residential Center was classified as depreciation and interest expense for financial reporting purposes in accordance with ASC 840-40-55, formerly Emerging Issues Task Force No. 97-10, "The Effect of Lessee Involvement in Asset Construction."  Accordingly, fixed expenses per compensated man-day in 2018 include depreciation expense of $16.5 million and interest expense of $5.6 million in order to more properly reflect the cash flows associated with the lease at the South Texas Family Residential Center.  Upon adoption of ASC 842, all rental payments associated with this lease are classified as operating expenses.

Revenue

Total revenue consists of management revenue we generate through CoreCivic Safety and CoreCivic Community in the operation of correctional, detention, and residential reentry facilities, as well as the revenue we generate from TransCor and our electronic monitoring and case management services.  Total revenue also consists of rental revenue we generate through CoreCivic Properties from facilities we lease to third-party operators.  The following table reflects the components of revenue for the years ended December 31, 2019 and 2018 (in millions):

	For the Years Ended December 31,
	2019	2018	$ Change	% Change
Management revenue:
Federal	$1,013.8	$891.0	$122.8	13.8%
State	673.4	706.8	(33.4)	(4.7%)
Local	102.9	99.9	3.0	3.0%
Other	113.1	80.1	33.0	41.2%
Total management revenue	1,903.2	1,777.8	125.4	7.1%
Rental revenue	77.3	57.9	19.4	33.5%
Other revenue	0.2	0.1	0.1	100.0%
Total revenue	$1,980.7	$1,835.8	$144.9	7.9%

The $125.4 million, or 7.1%, increase in total management revenue was primarily a result of an increase in revenue of approximately $31.9 million driven by an increase in the average daily compensated population.  The increase in total management revenue was also a result of an increase in revenue of approximately $93.5 million driven primarily by an increase of 3.9% in average revenue per compensated man-day, the acquisition of Recovery Monitoring Solutions Corporation, or RMSC, an electronic monitoring and case management subsidiary, in the fourth quarter of 2018, and the gain for the settlement of a contractual dispute recognized in the third quarter of 2019, as previously discussed herein.  The increase in average revenue per compensated man-day was primarily the result of the effect of per diem increases at several of our facilities as well as a higher mix of federal populations at higher per diem rates.

Average daily compensated population increased 1,095, or 1.7%, to 64,107 in 2019 compared to 63,012 in 2018. Average daily compensated population increased primarily as a result of additional populations from the USMS and ICE. Populations from ICE were particularly elevated during the second and third quarters of 2019 as Southwest border apprehensions by ICE reached the highest levels in over a decade.  We do not currently expect this trend to recur in 2020. The new contract with the KYDOC to care for medium and close-security offenders at our previously idled 816-bed Lee Adjustment Center in Kentucky also contributed to the increase in average daily compensated population. The new contract with the KYDOC commenced on November 19, 2017, and we began receiving offenders at the Lee facility late in the first quarter of 2018. These average daily compensated population increases were partially offset by the continued and anticipated transfer of California inmates held in our out-of-state facilities back to the state of California, which was completed during the second quarter of 2019.

The solutions we provide to our federal customers, including primarily ICE, the USMS, and the BOP, continue to be a significant component of our business.  Our federal customers generated approximately 51% and 48% of our total revenue in 2019 and 2018, respectively, increasing $122.8 million, or 13.8%.  The increase in federal revenues in 2019 primarily resulted from the combined effect of per diem increases for several of our federal contracts and a net increase in federal populations at certain other facilities, primarily from the USMS and ICE.  New contracts with the USMS at our Tallahatchie County Correctional Facility and with ICE at our La Palma Correctional Center executed in June 2018 and July 2018, respectively, contributed to these higher federal populations.  The aforementioned new IGSAs with ICE at our previously idled Torrance facility and with the USMS at our previously idled Eden facility, both entered into in the second quarter of 2019, also contributed to the higher federal populations in 2019.  Revenue in 2019 also includes $2.0 million recognized in the third quarter of 2019 for a performance bonus earned under the contract with the BOP at our Adams County Correctional Center.

State revenues from contracts at correctional, detention, and residential reentry facilities that we operate decreased $33.4 million, or 4.7%, from 2018 to 2019.  The decrease in state revenues was primarily a result of a continued, and anticipated, transfer back to the state of California of all of the California inmates held in our out-of-state facilities, which was completed during the second quarter of 2019, as further described hereafter. The decrease in state revenues was partially offset by new contracts with the KYDOC at our Lee Adjustment Center and the state of Ohio at our Northeast Ohio Correctional Center, and by new contracts with the states of Vermont, Wyoming and South Carolina at our Tallahatchie County Correctional Facility, as previously discussed herein.  Per diem increases pursuant to numerous other state contracts and a net increase in state populations at certain other facilities also contributed to the offset.

On August 9, 2019, we entered into a new contract with the Kansas Department of Corrections, or KDOC, pursuant to a Request for Proposal issued by the KDOC to provide housing for up to 600 adult male offenders of medium security or higher.  The new contract commenced on August 1, 2019, and has an initial term of one year, with two additional one-year extension options thereafter upon mutual agreement.  On December 31, 2019, we cared for 120 offenders from the KDOC at our 1,896-bed Saguaro Correctional Facility in Eloy, Arizona, where we also care for inmates from Hawaii.  The contract with the KDOC also provides that, upon mutual agreement, we may transfer offenders held under this contract to another correctional facility we operate.

The $33.0 million, or 41.2%, increase in other management revenue from 2018 to 2019 was primarily a result of the acquisition of RMSC in the fourth quarter of 2018 and the gain for the settlement of a contractual dispute recognized in the third quarter of 2019, as previously discussed herein.

The $19.4 million, or 33.5%, increase in rental revenue from 2018 to 2019 was primarily a result of acquisitions in 2018 and 2019 of multiple properties leased to third parties, as further described hereafter.

Operating Expenses

Operating expenses totaled $1,422.8 million and $1,315.3 million in 2019 and 2018, respectively. Operating expenses consist of those expenses incurred in the operation and management of correctional, detention, and residential reentry facilities, as well as those expenses incurred in the operations of TransCor and our electronic monitoring and case management services.  Operating expenses also consist of those expenses incurred in the operation of facilities we lease to third-party operators.

Expenses incurred by CoreCivic Safety and CoreCivic Community in connection with the operation and management of our correctional, detention, and residential reentry facilities, as well as those incurred in the operations of TransCor and our electronic monitoring and case management services, increased $100.0 million, or 7.7%, during 2019 compared with 2018.  Similar to our management revenue, there were several factors that contributed to the increase in operating expenses incurred in these segments in 2019. The additional operating expenses resulting from the activation of our previously idled Lee Adjustment Center due to a new contract award from the KYDOC and the new contracts at our Tallahatchie facility contributed to the increase in operating expenses.  Additional expenses resulting from the acquisition of RMSC in the fourth quarter of 2018 also contributed to the increase in operating expenses.  In addition, operating expenses also increased due to activation expenses incurred in connection with the aforementioned new IGSAs with ICE and the USMS at our previously idled Torrance and Eden facilities, respectively.  Operating expenses also increased as a result of the aforementioned adoption of ASC 842 on January 1, 2019. Prior to adoption of ASC 842, a portion of the rental payments for the South Texas Family Residential Center was classified as depreciation and interest expense in accordance with ASC 840-40-55. The aggregate depreciation and interest expense associated with the lease at the South Texas Family Residential Center for 2018 totaled $22.1 million.  Upon adoption of ASC 842, all rental payments associated with this lease are classified as operating expenses.  The increase in operating expenses in 2019 was partially offset by a decrease in operating expenses at our Adams County Correctional Center as a result of the transition of contracts from the BOP to ICE at the facility, as previously discussed herein.

Total expenses per compensated man-day increased to $58.31 during 2019 from $56.70 during 2018.  Fixed expenses per compensated man-day increased to $42.20 during 2019 from $40.40 during 2018.  The increase in fixed expenses per compensated man-day was primarily due to increases in salaries and benefits expenses, including staffing expenses associated with the aforementioned activation of operations at our Torrance and Eden facilities.

As the economy has improved and the nation's unemployment rate has declined, we have experienced wage pressures in certain markets across the country, and have provided wage increases to remain competitive.  These wage pressures contributed to the increase in fixed expenses per compensated man-day during 2019 when compared to 2018. We continually monitor compensation levels very closely along with overall economic conditions and will set wage levels necessary to help ensure the long-term success of our business.  Further, we continually evaluate the structure of our employee benefits package and training programs to ensure we are better able to attract and retain our employees.  Salaries and benefits represent the most significant component of our operating expenses, representing approximately 60% of our total operating expenses during both 2019 and 2018.

Operating expenses incurred by CoreCivic Properties in connection with facilities we lease to third-party operators increased $7.4 million, or 47.9%, during 2019 when compared to 2018.  The increase in expenses in this segment was primarily the result of acquisitions in 2018 and 2019 of multiple properties leased to third parties.

Facility Management Contracts

We enter into facility management contracts to provide bed capacity and management services to governmental entities in our CoreCivic Safety and CoreCivic Community segments for terms typically ranging from three to five years, with additional renewal periods at the option of the contracting governmental agency. Accordingly, a substantial portion of our facility contracts are scheduled to expire each year, notwithstanding contractual renewal options that a government agency may exercise. Although we generally expect these customers to exercise renewal options or negotiate new contracts with us, one or more of these contracts may not be renewed by the corresponding governmental agency.  Further, our government partners can generally terminate our management contracts for non-appropriation of funds or for convenience.

Based on information available as of the date of this Annual Report, we believe we will renew all contracts with our government partners that have expired or are scheduled to expire within the next twelve months that could have a material impact on our financial statements.  We believe our renewal rate on existing contracts remains high due to a variety of reasons including, but not limited to, the constrained supply of available beds within the U.S. correctional system, our ownership of the majority of the beds we operate, and the cost effectiveness of the services we provide.  However, we cannot assure we will continue to achieve such renewal rates in the future.

CoreCivic Safety

CoreCivic Safety includes the operating results of the correctional and detention facilities that we operated during each period.  Total revenue generated by CoreCivic Safety increased $104.0 million, or 6.2%, from $1,676.0 million during 2018 to $1,780.0 million during 2019.  CoreCivic Safety's facility net operating income, or facility revenues less operating expenses, increased $22.3 million, or 4.9%, from $453.6 million during 2018 to $475.8 million during 2019. The aggregate depreciation and interest expense associated with the lease at the South Texas Family Residential Center in 2018, totaling $22.1 million, is not included in the 2018 net operating income amount, but is included in the per compensated man-day statistics for 2018.  During 2019 and 2018, CoreCivic Safety generated 85.2% and 87.1%, respectively, of our total facility net operating income.

The following table displays the revenue and expenses per compensated man-day for CoreCivic Safety's correctional and detention facilities placed into service that we own and manage and for the facilities we manage but do not own, inclusive of the transportation services provided by TransCor:

	For the Years Ended December 31,
	2019	2018
CoreCivic Safety Facilities:
Revenue per compensated man-day	$81.16	$78.05
Operating expenses per compensated man-day:
Fixed expense	42.84	41.03
Variable expense	16.63	16.92
Total	59.47	57.95
Operating income per compensated man-day	$21.69	$20.10
Operating margin	26.7%	25.8%
Average compensated occupancy	82.4%	80.8%
Average available beds	72,962	72,833
Average compensated population	60,085	58,834

Operating margins within the CoreCivic Safety facilities during 2019 were positively impacted by the aforementioned new contract with the KYDOC at our Lee Adjustment Center.  As California populations declined at the Tallahatchie facility during the first half of 2018, we retained staff at the facility in anticipation of new contracts, which we ultimately obtained from the USMS, and the states of Vermont, Wyoming, and South Carolina, resulting in a favorable impact to operating margins in 2019 when compared to the prior year.  An increase in populations from the USMS and ICE across the portfolio, as well as per diem increases at several of our facilities, also positively impacted operating margins when comparing 2019 to 2018.  The positive impact on operating margins of these events was partially offset by the start-up expenses incurred at our Torrance and Eden facilities as we prepared to receive detainee and inmate populations from ICE and the USMS, respectively, in the third quarter of 2019.  As a result of these start-up expenses, the incremental operating losses incurred during the activation period at these two facilities amounted to approximately $9.5 million in 2019.

During the first quarter of 2015, the adult inmate population held in state of California institutions first met a Federal court order to reduce inmate populations below 137.5% of its capacity.  Inmate populations in the state continued to decline below the court ordered capacity limit which resulted in declining inmate populations in the out-of-state program at facilities we own and operate. The state of California's budget for fiscal 2018-2019, signed by the Governor of California in June 2018, anticipated that all inmates from California would be returned from out-of-state facilities to the state of California by January 2019.  In accordance with the budget for fiscal 2018-2019, all California inmates were transferred from our 2,672-bed Tallahatchie County Correctional Facility in Tutwiler, Mississippi back to California in the second quarter of 2018. However, due to the higher-than-expected population in fiscal 2018-2019, California was unable to accept the transfer of the inmates cared for at our 3,060-bed La Palma Correctional Center in Eloy, Arizona, our remaining out-of-state facility caring for California inmates at the time.  During January 2019, the Governor issued a proposed budget for fiscal 2019-2020, which assumed all California inmates would be returned from out-of-state facilities by June 30, 2019.  Accordingly, all remaining California inmates were removed from our La Palma facility as of June 30, 2019.  During 2019 and 2018, we cared for an average daily population of approximately 500 and 2,900 California inmates, respectively, in facilities outside the state of California.  This decline in population resulted in a decrease in revenue of $56.1 million from 2018 to 2019. Approximately 1% and 4%, respectively, of our total revenue in 2019 and 2018 was generated from the California Department of Corrections and Rehabilitation in facilities housing inmates outside the state of California.

The Governor of California recently signed Assembly Bill 32, or AB32, which, subject to certain exceptions, as of January 1, 2020, generally prohibits new contracts and renewals of existing contracts between private, for-profit entities and government agencies for the operation of detention facilities within the state of California, with a January 1, 2028 sunset for the use of private, for-profit entities by the state of California.  While AB32 excludes facilities leased from private, for-profit entities, such as our California City Correctional Center, the impact of AB32 on our California based detention and reentry facility contracts is currently unclear given the potential conflict between federal and state law, and court challenges to the enforceability of AB32.  On January 24, 2020, the U.S. Government filed a lawsuit against the state of California challenging the enforceability of AB32 under applicable law.  We cannot predict the outcome of this lawsuit.  However, we believe the restrictions to force a phase-out of federal detention and residential reentry facilities under private management goes against federal law. In the event AB32 is implemented as currently constructed, the federal government could be prohibited from renewing (i) its contract to operate our Otay Mesa Detention Center which is currently scheduled to expire in December 2024, and (ii) our various residential reentry contracts within the state of California, which are also scheduled to expire in 2020.  The non-renewal of our contract to operate the Otay Mesa Detention Center, which was recently expanded from 1,482 beds to 1,994 beds, would have a significant impact on our results of operations and cash flows.

On June 14, 2018, we announced that we entered into a new contract under an IGSA between the Tallahatchie County Correctional Authority, Tutwiler, Mississippi and the USMS at our Tallahatchie County Correctional Facility.  The new contract, which also authorizes ICE to utilize the facility, commenced on June 14, 2018, and has an initial term expiring June 30, 2020, with unlimited two-year extension options thereafter upon mutual agreement. On September 19, 2018, we announced that we entered into a new contract with the Vermont Department of Corrections to care for up to 350 of the State's inmates at our Tallahatchie facility.  The new contract commenced on October 1, 2018, and has an initial term of two years, with one additional two-year extension option thereafter upon mutual agreement. We began receiving inmates from Vermont at our Tallahatchie facility during the fourth quarter of 2018. As of December 31, 2019, we cared for approximately 475 offenders from the USMS, 125 detainees from ICE, 275 inmates from Vermont, and approximately 150 offenders under additional new contracts from the states of South Carolina and Wyoming at our Tallahatchie facility. On January 9, 2020, we announced that we entered into a new emergency contract with the state of Mississippi to care for up to 375 of Mississippi's inmates at the Tallahatchie facility, to assist the state with significant challenges in its correctional system.  The contract has a term of ninety days, which the state of Mississippi may extend for up to two additional ninety-day terms.  The contract also allows the state of Mississippi to utilize additional available beds at the facility.  As of January 31, 2020, we cared for 375 inmates from Mississippi.

On July 24, 2018, we announced that the city of Eloy agreed to modify an existing IGSA with ICE to add the La Palma facility as a place of performance.  The new contract commenced on July 24, 2018, and has an indefinite term, subject to termination by either party with 90 days' written notice.  As of December 31, 2019, we cared for approximately 1,550 detainees from ICE at our La Palma facility.

As previously discussed herein, on May 1, 2019, the BOP announced that it elected not to renew the contract at our Adams County Correctional Center in Adams County, Mississippi.  On June 28, 2019, the BOP executed an amendment to the existing contract to allow ICE to use up to 660 beds to care for adult male detainees.  On July 18, 2019, the BOP contract, which was originally scheduled to expire on July 30, 2019, was extended to August 30, 2019. On September 3, 2019, we announced that we had entered into a new contract under an IGSA between Adams County, Mississippi and ICE for up to 2,348 adult detainees at the Adams facility.  The new management agreement commenced on August 31, 2019, and has an initial term of 60 months, with unlimited extension options thereafter upon mutual agreement.  Either party may terminate the contract with 120 days' written notice.  ICE began utilizing the additional capacity at the Adams facility under the new contract and, as of December 31, 2019, we cared for approximately 850 detainees from ICE at the Adams facility.

Effective August 1, 2019, we were awarded a new contract with the KDOC to care for offenders at our 1,896-bed Saguaro Correctional Facility.  The new management contract has an initial term of one year, with two additional one-year extension options upon mutual agreement.  We began receiving KDOC offenders in October 2019, and as of December 31, 2019, we cared for 120 offenders from the state of Kansas at the Saguaro facility pursuant to this contract.  The contract with the KDOC also provides that, upon mutual agreement, we may transfer offenders held under the contract to another correctional facility that we operate.

CoreCivic Community

CoreCivic Community includes the operating results of the residential reentry centers that we operated during each period, along with the operating results of our electronic monitoring and case management services from the acquisition dates of the subsidiaries providing those services.  Total revenue generated by CoreCivic Community increased $21.4 million, or 21.0%, from $101.8 million during 2018 to $123.3 million during 2019.  CoreCivic Community's facility net operating income increased $3.2 million, or 12.7%, from $24.9 million during 2018 to $28.1 million during 2019.  During 2019 and 2018, CoreCivic Community generated 5.0% and 4.8%, respectively, of our total facility net operating income.

The following table displays the revenue and expenses per compensated man-day for CoreCivic Community's residential reentry facilities placed into service that we own and manage, but exclusive of the electronic monitoring and case management services given that revenue is not generated on a per compensated man-day basis for these services:

	For the Years Ended December 31,
	2019	2018
CoreCivic Community Facilities:
Revenue per compensated man-day	$58.14	$54.67
Operating expenses per compensated man-day:
Fixed expense	32.66	31.52
Variable expense	8.37	7.62
Total	41.03	39.14
Operating income per compensated man-day	$17.11	$15.53
Operating margin	29.4%	28.4%
Average compensated occupancy	76.3%	80.1%
Average available beds	5,274	5,214
Average compensated population	4,022	4,178

Operating margins in the CoreCivic Community segment in 2019 were positively impacted by an increase in revenue, primarily driven by per diem increases at a number of facilities across the portfolio.  This positive impact on operating margins was partially offset by the aforementioned decline in utilization from the state of Oklahoma at one of our residential reentry centers in Oklahoma, which led to the consolidation of residents into our other reentry facilities located in the state. We idled the Oklahoma reentry facility in the second quarter of 2019. Also, as previously discussed herein, we idled a residential reentry center in Arizona in the third quarter of 2019 upon the expiration of a BOP contract on August 31, 2019.

The acquisition of RMSC on December 1, 2018, which provides non-residential correctional alternatives, including electronic monitoring and case management services, also positively impacted CoreCivic Community's facility net operating income in 2019.

CoreCivic Properties

CoreCivic Properties includes the operating results of the properties we leased to third parties and that were used by government agencies during each period.  Total revenue generated by CoreCivic Properties increased $19.4 million, or 33.5%, from $57.9 million during 2018 to $77.3 million during 2019.  CoreCivic Properties' facility net operating income increased $12.0 million, or 28.3%, from $42.5 million during 2018 to $54.5 million during 2019.  During 2019 and 2018, CoreCivic Properties generated 9.8% and 8.1%, respectively, of our total facility net operating income.

On January 19, 2018, we acquired the 261,000 square-foot Capital Commerce Center, located in Tallahassee, Florida. Capital Commerce Center is 98% leased, including 87% leased to the state of Florida on behalf of the Florida Department of Business and Professional Regulation.

On January 24, 2018, we entered into a 20-year lease agreement with the KDOC for a 2,432-bed correctional facility to be constructed in Lansing, Kansas.  Construction of the facility commenced in the first quarter of 2018 and was completed in January 2020.  The new facility replaces the Lansing Correctional Facility, Kansas' largest correctional complex for adult male inmates, originally constructed in 1863.  We will be responsible for facility maintenance throughout the 20-year term of the lease, at which time ownership will revert to the state of Kansas.

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

On December 9, 2019, we entered into a lease with the KYDOC for our previously idled 656-bed Southeast Correctional Complex in Wheelwright, Kentucky, formerly known as the Southeast Kentucky Correctional Facility. The lease is expected to commence in mid-2020 and has an initial term of ten years and includes five two-year renewal options.  The KYDOC has the option to purchase the facility at its fair market value at any time during the term of the lease. The Southeast Correctional facility had previously been idle since 2012.

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

General and administrative expense

For the years ended December 31, 2019 and 2018, general and administrative expenses totaled $127.1 million and $106.9 million, respectively.  General and administrative expenses consist primarily of corporate management salaries and benefits, professional fees, including those associated with mergers and acquisitions, or M&A, and other administrative expenses.  General and administrative expenses increased from the prior year primarily as a result of higher salaries, including incentive compensation, as well as professional fees and expenses associated with the relocation of our corporate headquarters from a building we owned until September 2018 to a new building we lease from a third party.

Depreciation and Amortization

For the years ended December 31, 2019 and 2018, depreciation and amortization expense totaled $144.6 million and $156.5 million, respectively.  Depreciation and amortization expense decreased primarily as a result of the aforementioned adoption of ASC 842 on January 1, 2019.  Prior to adoption of ASC 842, a portion of the rental payments for the South Texas Family Residential Center was classified as depreciation and amortization expense in accordance with ASC 840-40-55.  Depreciation expense associated with the lease at the South Texas Family Residential Center during 2018 amounted to $16.5 million.  Upon adoption of ASC 842, all rental payments associated with this lease are classified as operating expenses.  The decrease in depreciation and amortization expense was partially offset by the additional depreciation and amortization resulting from our M&A activities during 2018 and 2019.

Contingent consideration for acquisition of businesses

As a result of better than estimated financial performance of Time to Change, Inc., a business we acquired in November 2017, during the fourth quarter of 2018, we recognized a charge of $6.1 million for additional contingent consideration owed to the seller associated with the acquisition.  The total contingent consideration was paid in full during the first quarter of 2019.

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

Interest expense, net

Interest expense was reported net of interest income and capitalized interest for the years ended December 31, 2019 and 2018.  Gross interest expense, net of capitalized interest, was $86.7 million and $82.2 million in 2019 and 2018, respectively.  Gross interest expense is based on outstanding borrowings under our revolving credit facility, our outstanding Incremental Term Loan A, or Term Loan A, our outstanding new $250.00 million Senior Secured Term Loan B, or Term Loan B, as further described hereafter, our outstanding senior notes, and our outstanding non-recourse mortgage notes, as well as the amortization of loan costs and unused facility fees.  The increase in gross interest expense primarily resulted from an increase in the average outstanding balance on our revolving credit facility and higher interest expense associated with the new non-recourse mortgage notes issued during 2018, as further described hereafter.  Partially offsetting the increase in interest expense was the reduction in interest expense associated with the lease of the South Texas Family Residential Center.  Interest expense associated with the lease of this facility was $5.6 million during 2018, classified as such in accordance with ASC 840-40-55.  As previously described herein, upon adoption of ASC 842 on January 1, 2019, all rental payments associated with this lease are classified as operating expenses.

We have benefited from relatively low interest rates on our revolving credit facility, which is largely based on the London Interbank Offered Rate, or LIBOR.  Based on our total leverage ratio, borrowings under our revolving credit facility during 2018 and 2019 were at the base rate plus a margin of 0.50% or at LIBOR plus a margin of 1.50%, and a commitment fee equal to 0.35% of the unfunded balance. Interest rates under the Term Loan A are the same as the interest rates under our revolving credit facility.

On December 18, 2019, we entered into a new Term Loan B which bears interest at a rate of LIBOR plus 4.50%, with a 1.00% LIBOR floor (or, at our option, a base rate plus 3.50%), and has a five-year maturity with scheduled quarterly principal payments through December 2024.  The Term Loan B will be secured by a first lien on certain specified real property assets, representing a loan-to-value of no greater than 80%.  We can prepay the Term Loan B at any time and from time to time, without premium or penalty, except that a premium of 1.0% of the amount prepaid must accompany any prepayment made prior to December 18, 2020, with the proceeds of any new or replacement tranche of term loans that are in the nature of what are commonly referred to as "B" term loans and that bear interest with an all-in yield less than the all-in yield applicable to the Term Loan. The 1.0% prepayment premium is also payable in respect of certain repricing events occurring prior to December 18, 2020.

On January 19, 2018, we acquired the 261,000 square-foot Capital Commerce Center located in Tallahassee, Florida for a purchase price of $44.7 million.  The acquisition was partially financed with a $24.5 million non-recourse mortgage note, or the Capital Commerce Note, which is fully-secured by the Capital Commerce Center property, with an interest rate of 4.5%, maturing in January 2033.

On April 20, 2018, CoreCivic of Kansas, LLC, a wholly-owned subsidiary of ours, priced $159.5 million in aggregate principal amount of non-recourse senior secured notes, or the Kansas Notes, in a private placement pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended.  The private placement closed on June 1, 2018. We used the proceeds of the private placement, which were drawn on quarterly funding dates beginning in the second quarter of 2018, to fund construction of the Lansing Correctional Facility, as further described hereafter, along with costs and expenses of the project.  The Kansas Notes have a yield to maturity of 4.43% and are scheduled to mature in January 2040, 20 years following completion of the project, which occurred in January 2020.  We capitalized $5.1 million and $0.9 million of interest during 2019 and 2018, respectively, associated with this construction project.

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

Gross interest income was $2.3 million and $1.4 million in 2019 and 2018, respectively. Gross interest income is earned on notes receivable, investments, cash and cash equivalents, and restricted cash.  Total capitalized interest was $6.0 million and $1.0 million during 2019 and 2018, respectively. Capitalized interest was primarily associated with the construction of the Lansing Correctional Facility and the expansion of our Otay Mesa Detention Center, as further described hereafter.

Income tax expense

As a REIT, we are entitled to a deduction for dividends paid, resulting in a substantial reduction in the amount of federal income tax expense we recognize.  Substantially all of our income tax expense is incurred based on the earnings generated by our TRSs.  Our overall effective tax rate is based on the taxable income primarily generated by our TRSs.  Our consolidated effective tax rate could fluctuate in the future based on changes in estimates of taxable income, the relative amounts of taxable income generated by the TRSs and the REIT, the implementation of additional tax planning strategies, changes in federal or state tax rates or laws affecting tax credits available to us, changes in other tax laws, changes in estimates related to uncertain tax positions, or changes in state apportionment factors, as well as changes in the valuation allowance applied to our deferred tax assets that are based primarily on the amount of state net operating losses and tax credits that could expire unused.

During the years ended December 31, 2019 and 2018, our financial statements reflected an income tax expense of $7.8 million and $8.4 million, respectively.  Our effective tax rate was 4.0% and 5.0% during 2019 and 2018, respectively.  The TCJA, enacted December 22, 2017, reduced the U.S. federal corporate tax rate from 35% to 21%, required companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred, and created new taxes on certain foreign-sourced earnings.  However, the TCJA did not change the dividends paid deduction applicable to REITs and, therefore, we generally will not be subject to federal income taxes on our REIT taxable income and gains that we distribute to our stockholders.  As a result of changes in the U.S. federal corporate tax rates resulting from the TCJA, during the fourth quarter of 2017, we re-measured certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 21%.  In the fourth quarter of 2017, we recognized $4.5 million, which was included as a component of income tax expense, for the revaluation of deferred tax assets and liabilities and other taxes associated with the TCJA. During the third quarter of 2018, we revised our estimates of the revaluation of deferred tax assets and liabilities resulting in the recognition of an additional charge of $1.0 million, which was also included as a component of income tax expense.

Year Ended December 31, 2018 Compared to the Year Ended December 31, 2017

Pursuant to Regulation S-K item 303, a detailed review of our performance for the year ended December 31, 2018 compared to our performance for the year ended December 31, 2017 is set forth in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the Securities and Exchange Commission, or SEC, on February 25, 2019.

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

To maintain our qualification as a REIT, we generally are required to distribute annually to our stockholders at least 90% of our REIT taxable income (determined without regard to the dividends paid deduction and excluding net capital gains). Our REIT taxable income will not typically include income earned by our TRSs except to the extent our TRSs pay dividends to the REIT.  Our Board of Directors declared a quarterly dividend of $0.44 for each quarter of 2019 totaling $211.9 million. The amount, timing and frequency of future distributions will be at the sole discretion of our Board of Directors and will be declared based upon various factors, many of which are beyond our control, including our financial condition and operating cash flows, the amount required to maintain qualification and taxation as a REIT and to reduce any income and excise taxes that we otherwise would be required to pay, limitations on distributions in our existing and future debt instruments, limitations on our ability to fund distributions using cash generated through our TRSs, alternative growth opportunities that require capital deployment, and other factors that our Board of Directors may deem relevant.

As of December 31, 2019, our liquidity was provided by cash on hand of $92.1 million, and $412.7 million available under our revolving credit facility.  During the years ended December 31, 2019 and 2018, we generated $354.4 million and $322.9 million, respectively, in cash through operating activities. We currently expect to be able to meet our cash expenditure requirements for the next year utilizing these resources. Some banks that are party to our Second Amended and Restated Credit Agreement, or Bank Credit Agreement, have announced that they do not expect to continue to provide credit or financial services to private entities that operate correctional and detention facilities, including CoreCivic.  These banks are legally obligated to honor their commitments under our Bank Credit Agreement, which expires in April 2023.  These decisions have currently affected the capital markets for our securities, and we can provide no assurance that additional banks that are party to our Bank Credit Agreement will not make similar decisions, or that new banks will be willing to become party to our Bank Credit Agreement, or that the capital markets for our securities will improve.  We have no debt maturities until October 2022, when our $250.0 million of unsecured notes mature.

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

Debt, equity and debt refinancing transactions

As of December 31, 2019, we had $350.0 million principal amount of unsecured notes outstanding with a fixed stated interest rate of 4.625%, $250.0 million principal amount of unsecured notes outstanding with a fixed stated interest rate of 5.0%, and $250.0 million principal amount of unsecured notes outstanding with a fixed stated interest rate of 4.75%.  In addition, we had $22.2 million outstanding under the Capital Commerce Note with a fixed stated interest rate of 4.5%, $159.5 million outstanding under the Kansas Notes with a fixed stated interest rate of 4.43%, and $150.1 million outstanding under the SSA-Baltimore Note with a fixed stated interest rate of 4.5%.  We also had $190.0 million outstanding under our Term Loan A with a variable interest rate of 3.3%, $250.0 million outstanding under our new Term Loan B with a variable interest rate of 6.3%, and $365.0 million outstanding under our revolving credit facility with a variable weighted average interest rate of 3.3%.  As of December 31, 2019, our total weighted average effective interest rate was 4.4%, while our total weighted average maturity was 6.3 years.  We may also seek to issue debt or equity securities from time to time when we determine that market conditions and the opportunity to utilize the proceeds from the issuance of such securities are favorable.

On December 2, 2019, we gave irrevocable notice that we would redeem all of our outstanding $325.0 million in aggregate principal amount of 4.125% senior notes due in April 2020, or the 4.125% Senior Notes, on January 1, 2020, or the Redemption Date, at a redemption price equal to 100% of the principal amount of the 4.125% Senior Notes, plus accrued and unpaid interest to but excluding the Redemption Date, or the Redemption Amount.  On December 27, 2019, and in accordance with the indenture governing the 4.125% Senior Notes, we satisfied and discharged the 4.125% Senior Notes by irrevocably depositing the Redemption Amount due on the Redemption Date with the trustee.  Accordingly, the 4.125% Senior Notes are not included on our consolidated balance sheet as of December 31, 2019. We incurred $0.6 million of expenses associated with this debt refinancing transaction.

On December 18, 2019, we entered into a new Term Loan B which bears interest at a rate of LIBOR plus 4.50%, with a 1.00% LIBOR floor (or, at our option, a base rate plus 3.50%), and has a five-year maturity with scheduled quarterly principal payments through December 2024.  The Term Loan B will be secured by a first lien on certain specified real property assets, representing a loan-to-value of no greater than 80%.  We can prepay the Term Loan B at any time and from time to time, without premium or penalty, except that a premium of 1.0% of the amount prepaid must accompany any prepayment made prior to December 18, 2020, with the proceeds of any new or replacement tranche of term loans that are in the nature of what are commonly referred to as "B" term loans and that bear interest with an all-in yield less than the all-in yield applicable to the Term Loan. The 1.0% prepayment premium is also payable in respect of certain repricing events occurring prior to December 18, 2020.  Proceeds from the issuance of the Term Loan B were used to partially fund the early redemption of the 4.125% Senior Notes, transaction fees and expenses, and to provide for general corporate purposes.

On August 28, 2018, we entered into an Amended and Restated ATM Equity Offering Sales Agreement, or ATM Agreement, with multiple sales agents, pursuant to which we may offer and sell to or through the agents, from time to time, shares of our common stock, par value $0.01 per share, having an aggregate gross sales price of up to $200.0 million. Sales, if any, of our shares of common stock will be made primarily in "at-the-market" offerings, as defined in Rule 415 under the Securities Act of 1933, as amended. The shares of common stock will be offered and sold pursuant to our registration statement on Form S-3 and a related prospectus supplement, both filed with the SEC on August 28, 2018.  We intend to use substantially all of the net proceeds from any sale of shares of our common stock to repay outstanding borrowings or for working capital and other general corporate purposes, which may include investments.  There were no shares of our common stock sold under the ATM Agreement during 2018 and 2019.

Facility acquisitions, development, and capital expenditures

CoreCivic Properties

On December 9, 2019, we entered into a lease with the KYDOC for our previously idled 656-bed Southeast Correctional Complex in Wheelwright, Kentucky, formerly known as the Southeast Kentucky Correctional Facility. The lease is expected to commence in mid-2020 upon the completion of certain capital expenditures, estimated at $4.5 million to $5.0 million.  The lease has an initial term of ten years and includes five two-year renewal options.  The KYDOC has the option to purchase the facility at its fair market value at any time during the term of the lease. The Southeast Correctional facility had previously been idle since 2012.

On May 6, 2019, we completed the acquisition of a 37,000 square-foot office building in Detroit, Michigan, for $7.2 million, excluding transaction related expenses, that was built-to-suit for the MDHHS in 2002.  The property is 100% leased to the MDTMB on behalf of MDHHS through June 2028 and includes one six-year renewal option at the sole discretion of the MDTMB.

On January 24, 2018, we entered into a 20-year lease agreement with the KDOC for a 2,432-bed correctional facility to be constructed in Lansing, Kansas.  We commenced construction of the facility in the first quarter of 2018 and, as of December 31, 2019, we had capitalized $137.7 million associated with the construction project.  In December 2019, the Lansing facility began accepting offenders into the 512-bed minimum security complex ahead of schedule, with the remaining 1,920-bed medium/maximum security complex completed in January 2020, for a total project cost of approximately $155.0 million.  Construction of the facility was 100% funded with proceeds from the private placement of the Kansas Notes, as previously described herein. This transaction represents the first development of a privately owned, build-to-suit correctional facility to be operated by a government agency through a long-term lease agreement.  We will be responsible for facility maintenance throughout the 20-year term of the lease, at which time ownership will revert to the state of Kansas.  With the extensively aged criminal justice infrastructure in the U.S. today, we believe we can bring our flexible solutions like this to other government agencies.

CoreCivic Community

On December 7, 2019, we completed the acquisition of certain assets of Rehabilitation Services, Inc., or RSI, for $4.4 million, excluding transaction related expenses.  The acquisition resulted in the addition of two residential reentry centers in Virginia.  The Ghent Residential Reentry Center, a 36-bed residential reentry center in Norfolk, Virginia and the James River Residential Reentry Center, an 84-bed residential reentry center in Newport News, Virginia provide reentry services for residents under custody of the BOP.  The residential reentry facilities can also serve an additional 34 home confinement clients on behalf of the BOP.

On February 20, 2019, we acquired the South Raleigh Reentry Center, a 60-bed residential reentry center in Raleigh, North Carolina, for $0.9 million, excluding transaction-related expenses.  We operate the South Raleigh facility under a BOP reentry contract.

CoreCivic Safety

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

Several of our existing federal and state partners, as well as prospective state partners, are experiencing growth in offender populations and overcrowded conditions, are considering alternative correctional capacity for their aged or inefficient infrastructure, or are seeking cost savings by utilizing the private sector.  Competing budget priorities often impede our customers' ability to construct new prison beds of their own or update older facilities, which we believe could result in further need for private sector prison capacity solutions in the long-term. Over the long-term, we would like to see meaningful utilization of our available capacity and better visibility from our customers into their potential future needs before we develop new prison capacity on a speculative basis. We will, however, respond to customer demand and may develop or expand correctional and detention facilities when we believe potential long-term returns justify the capital deployment, such as the aforementioned expansion of our Otay Mesa Detention Center.  We are also pursuing additional investment opportunities in other real estate assets with a bias toward those used to provide mission-critical governmental services, as well as other businesses that expand the range of solutions we provide to government partners, and expect to complete additional acquisitions that would further diversify our cash flows and generate attractive risk-adjusted returns for our shareholders. However, our pursuits in recent months have been tempered by the decline in the market value of our public securities.

Operating Activities

Our net cash provided by operating activities for the year ended December 31, 2019 was $354.4 million compared with $322.9 million in 2018.  Cash provided by operating activities represents our net income plus depreciation and amortization, changes in various components of working capital, and various non-cash charges.

Investing Activities

Our cash flow used in investing activities was $244.6 million for the year ended December 31, 2019 and was attributable to payments totaling $48.4 million, including payments of $34.1 million to the state of Montana in connection with an agreement with the state of Montana to extend our ownership of the Crossroads Correctional Center for the estimated duration of its useful life, and acquisitions completed in 2019, net of cash acquired. Our cash flow used in investing activities also included capital expenditures of $193.3 million, including expenditures for facility development and expansions of $136.1 million and $57.2 million for facility maintenance and information technology capital expenditures.

Our cash flow used in investing activities was $291.1 million for the year ended December 31, 2018 and was primarily attributable to capital expenditures of $121.6 million, including expenditures for facility development and expansions of $58.2 million and $63.4 million for facility maintenance and information technology capital expenditures.  Our cash flow used in investing activities also included $175.6 million primarily attributable to the acquisitions of Rocky Mountain Offender Management Systems, LLC, an electronic monitoring and case management services provider, and Capital Commerce Center in the first quarter of 2018, the acquisitions of a portfolio of twelve leased properties, the SSA-Baltimore office building, and the NARA property in the third quarter of 2018, and the acquisition of RMSC in the fourth quarter of 2018.

Financing Activities

Cash flow used in financing activities was $64.8 million for the year ended December 31, 2019 and was primarily attributable to dividend payments of $209.5 million and $3.5 million for the purchase and retirement of common stock that was issued in connection with equity-based compensation. In addition, cash flow used in financing activities included $325.0 million related to the aforementioned satisfaction and discharge of our 4.125% Senior Notes. Cash flow used in financing activities also included $7.4 million of contingent consideration associated with the acquisition of a business and $14.1 million of scheduled principal repayments under our Term Loan A and non-recourse mortgage notes.  These payments were partially offset by $164.0 million of net borrowings under our revolving credit facility, $237.5 million of net proceeds from the issuance of the Term Loan B, and $97.2 million of proceeds from the quarterly borrowings under the Kansas Notes during the construction period of the Lansing Correctional Facility.

Cash flow used in financing activities was $9.9 million for the year ended December 31, 2018 and was primarily attributable to dividend payments of $204.2 million and $3.0 million for the purchase and retirement of common stock that was issued in connection with equity-based compensation.  In addition, cash flow used in financing activities included $7.8 million of scheduled principal repayments under our Term Loan A and non-recourse mortgage notes and $6.1 million of debt issuance and other refinancing and related costs.  These payments were partially offset by $119.5 million of net borrowings under our revolving credit facility, $24.5 million of proceeds from the issuance of the Capital Commerce Note, and $62.3 million of proceeds from the quarterly borrowings under the Kansas Notes during the construction period of the Lansing Correctional Facility.

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

Our reconciliation of net income to FFO and Normalized FFO for the years ended December 31, 2019, 2018, and 2017 is as follows (in thousands):

	For the Years Ended December 31,
	2019	2018	2017
FUNDS FROM OPERATIONS:
Net income	$188,886	$159,207	$178,040
Depreciation and amortization of real estate assets	107,402	101,771	95,902
Impairment of real estate assets	4,428	1,580	355
Gain on sale of real estate assets	(287)	—	—
Funds From Operations	300,429	262,558	274,297
Expenses associated with debt refinancing transactions	602	1,016	—
Charges associated with adoption of tax reform	—	1,024	4,548
Expenses associated with mergers and acquisitions	1,132	3,096	2,530
Contingent consideration for acquisition of businesses	—	6,085	—
Start-up expenses	9,480	—	—
Goodwill and other impairments	278	—	259
Normalized Funds From Operations	$311,921	$273,779	$281,634

Contractual Obligations

The following schedule summarizes our contractual obligations by the indicated period as of December 31, 2019 (in thousands):

	Payments Due By Year Ending December 31,
	2020	2021	2022	2023	2024	Thereafter	Total
Long-term debt	$31,349	$39,087	$292,981	$904,110	$194,937	$524,401	$1,986,865
Interest on senior and mortgage notes	55,232	54,784	54,308	33,164	24,479	127,517	349,484
Contractual facility developments and other commitments	19,202	—	—	—	—	—	19,202
South Texas Family Residential Center	51,562	37,333	—	—	—	—	88,895
Leases	4,415	5,101	4,072	3,051	3,039	24,146	43,824
Total contractual cash obligations	$161,760	$136,305	$351,361	$940,325	$222,455	$676,064	$2,488,270

The cash obligations in the table above do not include future cash obligations for variable interest expense associated with our Term Loan A, Term Loan B or the balance on our outstanding revolving credit facility as projections would be based on future outstanding balances as well as future variable interest rates, and we are unable to make reliable estimates of either.  The contractual facility developments included in the table above represent development projects for which we have already entered into a contract with a customer that obligates us to complete the development project.  Certain of our other ongoing construction projects are not currently under contract and thus are not included as a contractual obligation above as we may generally suspend or terminate such projects without substantial penalty.  With respect to the South Texas Family Residential Center, the cash obligations included in the table above reflect the full contractual obligations of the lease of the site, excluding contingent payments, even though the lease agreement provides us with the ability to terminate if ICE terminates the amended IGSA associated with the facility.

We had $22.6 million of letters of credit outstanding at December 31, 2019 primarily to support our requirement to repay fees and claims under our self-insured workers' compensation plan in the event we do not repay the fees and claims due in accordance with the terms of the plan.  The letters of credit are renewable annually.  We did not have any draws under any outstanding letters of credit during 2019, 2018, or 2017.

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

Our primary market risk exposure is to changes in U.S. interest rates.  We are exposed to market risk related to our revolving credit facility, Term Loan A and Term Loan B because the interest rates on our revolving credit facility, Term Loan A and Term Loan B are subject to fluctuations in the market.  If the interest rate for our outstanding indebtedness under the revolving credit facility, the Term Loan A, and the Term Loan B was 100 basis points higher or lower during the years ended December 31, 2019, 2018, and 2017, our interest expense, net of amounts capitalized, would have been increased or decreased by $5.0 million, $3.6 million, and $5.0 million, respectively.

As of December 31, 2019, we had outstanding $350.0 million of senior notes due 2023 with a fixed interest rate of 4.625%, $250.0 million of senior notes due 2022 with a fixed interest rate of 5.0%, and $250.0 million of senior notes due 2027 with a fixed interest rate of 4.75%. We also had $22.2 million outstanding under the Capital Commerce Note with a fixed interest rate of 4.5%, $159.5 million outstanding under the Kansas Notes with a fixed interest rate of 4.43%, and $150.1 million outstanding under the SSA-Baltimore Note with a fixed interest rate of 4.5%.  Because the interest rates with respect to these instruments are fixed, a hypothetical 100 basis point increase or decrease in market interest rates would not have a material impact on our financial statements.

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

Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2019.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework released in 2013.  Based on this assessment, management believes that, as of December 31, 2019, the Company's internal control over financial reporting was effective.

The Company's independent registered public accounting firm, Ernst & Young LLP, has issued an attestation report on the Company's internal control over financial reporting. That report begins on page 89.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the fourth fiscal quarter of 2019 that have materially affected, or are likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of CoreCivic, Inc. and Subsidiaries

Opinion on Internal Control Over Financial Reporting

We have audited CoreCivic, Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, CoreCivic, Inc. and Subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2019 consolidated financial statements of the Company and our report dated February 20, 2020 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP
Nashville, Tennessee
February 20, 2020

ITEM 9B.	OTHER INFORMATION

Dividend Declared for First Quarter 2020

On February 20, 2020, the Company's Board of Directors declared a dividend for the first quarter of 2020 of $0.44 per share to be paid on April 15, 2020 to stockholders of record as of the close of business on April 1, 2020.

PART III.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this Item 10 will appear in, and is hereby incorporated by reference from, the information under the headings "Proposal 1 – Election of Directors-Directors Standing for Election," "Executive Officers-Information Concerning Executive Officers Who Are Not Directors," "Corporate Governance – Board of Directors Meetings and Committees," "Corporate Governance – Independence and Financial Literacy of Audit Committee Members," and "Security Ownership of Certain Beneficial Owners and Management – Section 16(a) Beneficial Ownership Reporting Compliance" in our definitive proxy statement for the 2020 Annual Meeting of Stockholders.

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

The information required by this Item 11 will appear in, and is hereby incorporated by reference from, the information under the headings "Executive and Director Compensation" in our definitive proxy statement for the 2020 Annual Meeting of Stockholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this Item 12 will appear in, and is hereby incorporated by reference from, the information under the heading "Security Ownership of Certain Beneficial Owners and Management – Ownership of Common Stock" in our definitive proxy statement for the 2020 Annual Meeting of Stockholders.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth certain information as of December 31, 2019 regarding compensation plans under which our equity securities are authorized for issuance.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options	(b) Weighted – Average Exercise Price of Outstanding Options	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by stockholders	644,763	$20.91	5,253,127	(1)
Equity compensation plans not approved by stockholders	—	—	—
Total	644,763	$20.91	5,253,127

(1)

Reflects shares of common stock available for issuance under our Amended and Restated 2008 Stock Incentive Plan and our Non-Employee Directors' Compensation Plan, the only equity compensation plans approved by our stockholders under which we continue to grant awards.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this Item 13 will appear in, and is hereby incorporated by reference from, the information under the heading "Corporate Governance – Certain Relationships and Related Party Transactions" and "Corporate Governance – Director Independence" in our definitive proxy statement for the 2020 Annual Meeting of Stockholders.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by this Item 14 will appear in, and is hereby incorporated by reference from, the information under the heading "Proposal 2 – Ratification of Appointment of Independent Registered Public Accounting Firm" in our definitive proxy statement for the 2020 Annual Meeting of Stockholders.

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

4.4	Form of 4.625% Senior Note due 2023 (incorporated by reference to Exhibit A to Exhibit 4.2 hereof).

4.5	Form of 5.00% Senior Note due 2022 (incorporated by reference to Exhibit A to Exhibit 4.8 hereof).

4.6	Form of 4.75% Senior Note due 2027 (incorporated by reference to Exhibit A to Exhibit 4.9 hereof).

4.7

Supplemental Indenture (2023 Notes), dated as of September 4, 2013, by and among the Company, certain of its subsidiaries, and U.S. Bank National Association, as Trustee (previously filed as Exhibit 4.2 to the Company's Quarterly Report on Form 10-Q (Commission File no. 001-16109), filed with the Commission on November 7, 2013 and incorporated herein by this reference).

4.8

First Supplemental Indenture (2022 Notes), dated as of September 25, 2015, by and among the Company, certain of its subsidiaries, and U.S. Bank National Association, as Trustee (previously filed as Exhibit 4.2 to the Company's Current Report on Form 8-K (Commission File no. 001-16109), filed with the Commission on September 25, 2015 and incorporated herein by this reference).

4.9

Second Supplemental Indenture (2027 Notes), dated as of October 13, 2017, by and among the Company, the Guarantors, and U.S. Bank National Association, as Trustee (previously filed as Exhibit 4.2 to the Company's Current Report on Form 8-K (Commission File no. 001-16109), filed with the Commission on October 13, 2017 and incorporated herein by this reference).

4.10

Schedule of additional Supplemental Indentures (2023 Notes), relating to the Supplemental Indenture in Exhibit 4.7 hereof (previously filed as Exhibit 4.12 to the Company's Annual Report on Form 10-K (Commission File no. 001-16109), filed with the Commission on February 25, 2016 and incorporated herein by this reference).

4.11

Schedule of additional Supplemental Indentures (2022 Notes), relating to the Supplemental Indenture in Exhibit 4.8 hereof (previously filed as Exhibit 4.13 to the Company's Annual Report on Form 10-K (Commission File no. 001-16109), filed with the Commission on February 25, 2016 and incorporated herein by this reference).

4.12

Supplemental Indenture (2023 Notes), dated as of January 7, 2019, by and among the Company, certain of its subsidiaries, and Regions Bank, successor-in-interest to U.S. Bank National Association, as Trustee (previously filed as Exhibit 4.2 to the Company's Quarterly Report on Form 10-Q (Commission File No. 001-16109), filed with the Commission on May 9, 2019 and incorporated herein by this reference).

4.13

Supplemental Indenture (2022 Notes), dated as of January 7, 2019, by and among the Company, certain of its subsidiaries, and Regions Bank, successor-in-interest to U.S. Bank National Association, as Trustee (previously filed as Exhibit 4.3 to the Company's Quarterly Report on Form 10-Q (Commission File No. 001-16109), filed with the Commission on May 9, 2019 and incorporated herein by this reference).

4.14

Supplemental Indenture (2027 Notes), dated as of January 7, 2019, by and among the Company, certain of its subsidiaries, and Regions Bank, successor-in-interest to U.S. Bank National Association, as Trustee (previously filed as Exhibit 4.4 to the Company's Quarterly Report on Form 10-Q (Commission File No. 001-16109), filed with the Commission on May 9, 2019 and incorporated herein by this reference).

4.15*	Description of Securities of CoreCivic, Inc.

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

10.3

Form of Executive Non-qualified Stock Option Agreement for the Company's 2008 Stock Incentive Plan (previously filed as Exhibit 10.2 to the Company's Current Report on Form 8-K (Commission File no. 001-16109), filed with the Commission on February 21, 2008 and incorporated herein by this reference).

10.4

Amended Form of Executive Non-qualified Stock Option Agreement for the Company's 2008 Stock Incentive Plan (previously filed as Exhibit 10.2 to the Company's Current Report on Form 8-K (Commission File no. 001-16109), filed with the Commission on February 23, 2009 and incorporated herein by this reference).

10.5

Form of Director Non-qualified Stock Option Agreement for the Company's 2008 Stock Incentive Plan (previously filed as Exhibit 10.3 to the Company's Current Report on Form 8-K (Commission File no. 001-16109), filed with the Commission on February 21, 2008 and incorporated herein by this reference).

10.6

The Company's Amended and Restated 2008 Stock Incentive Plan (previously filed as Exhibit 10.1 of the Company's Current Report on Form 8-K (Commission File no. 001-16109), filed with the Commission on May 17, 2011 and incorporated herein by this reference).

10.7

Form of Executive Restricted Stock Unit Award Agreement for the Company's Amended and Restated 2008 Stock Incentive Plan (previously filed as Exhibit 10.1 to the Company's Current Report on Form 8-K (Commission File no. 001-16109), filed with the Commission on March 21, 2012 and incorporated herein by this reference).

10.8

Form of Non-Employee Directors Restricted Stock Unit Award Agreement with deferral provisions for the Company's Amended and Restated 2008 Stock Incentive Plan (previously filed as Exhibit 10.2 to the Company's Current Report on Form 8-K (Commission File no. 001-16109), filed with the Commission on March 21, 2012 and incorporated herein by this reference).

10.9

Form of Non-Employee Directors Restricted Stock Unit Award Agreement for the Company's Amended and Restated 2008 Stock Incentive Plan (previously filed as Exhibit 10.3 to the Company's Current Report on Form 8-K (Commission File no. 001-16109), filed with the Commission on March 21, 2012 and incorporated herein by this reference).

10.10

Form of Restricted Stock Unit Award Agreement for the Company's Amended and Restated 2008 Stock Incentive Plan (Time-Vesting Form for Executive Officers) (previously filed as Exhibit 10.23 to the Company's Annual Report on Form 10-K (Commission File no. 001-16109), filed with the Commission on February 27, 2013 and incorporated herein by this reference).

10.11

Amended and Restated Non-Employee Director Deferred Compensation Plan (previously filed as Exhibit 10.1 to the Company's Current Report on Form 8-K (Commission File no. 001-16109), filed with the Commission on August 16, 2007 and incorporated herein by this reference).

10.12

Amendment to the Amended and Restated Non-Employee Director Deferred Compensation Plan (previously filed as Exhibit 10.35 to the Company's Annual Report on Form 10-K (Commission File no. 001-16109), filed with the Commission on February 24, 2010 and incorporated herein by this reference).

10.13

Amended and Restated Executive Deferred Compensation Plan (previously filed as Exhibit 10.2 to the Company's Current Report on Form 8-K (Commission File no. 001-16109), filed with the Commission on August 16, 2007 and incorporated herein by this reference).

10.14

Form of Indemnification Agreement (previously filed as Exhibit 10.1 to the Company's Current Report on Form 8-K (Commission File no. 001-16109), filed with the Commission on August 18, 2009 and incorporated herein by this reference).

10.15

Restricted Stock Unit Award Cancellation Agreement, dated as of September 27, 2016, with Damon T. Hininger (previously filed as Exhibit 10.1 to the Company's Current Report on Form 8-K (Commission File no. 001-16109), filed with the Commission on September 27, 2016 and incorporated herein by this reference).

10.16

Form of Executive Employment Agreement, effective as of January 1, 2018 (previously filed as Exhibit 10.28 to the Company's Current Report on Form 10-K (Commission File no. 001-16109), filed with the Commission on February 22, 2018 and incorporated herein by this reference).

10.17

Letter Agreement, dated as of December 31, 2017, with Harley G. Lappin (previously filed as Exhibit 10.29 to the Company's Current Report on Form 10-K (Commission File no. 001-16109), filed with the Commission on February 22, 2018 and incorporated herein by this reference).

10.18

Amended and Restated ATM Equity OfferingSM Sales Agreement, dated August 28, 2018 (previously filed as Exhibit 1.1 to the Company's Current Report on Form 8-K (Commission File no. 001-16109), filed with the Commission on August 28, 2018 and incorporated herein by this reference).

10.19*

Term Loan Credit Agreement, dated as of December 18, 2019, by and among the Company, Nomura Corporate Funding Americas, LLC, as Administrative Agent and Nomura Securities International, Inc., as a Lead Arranger and Bookrunner.

10.20

The Company's Second Amended and Restated 2008 Stock Incentive Plan (previously filed as Exhibit 10.1 to the Company's Current Report on Form 8-K (Commission File no. 001-16109), filed with the Commission on May 12, 2017 and incorporated herein by this reference).

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

101*

The following financial information from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2019, formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statements of Stockholders' Equity, and (v) the Notes to Consolidated Financial Statements. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

104*	The cover page from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2019, formatted in Inline XBRL (included in Exhibit 101).

ITEM 16.	FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CORECIVIC, INC.

Date: February 20, 2020	By:	/s/ Damon T. Hininger
Damon T. Hininger, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Damon T. Hininger	February 20, 2020
Damon T. Hininger, President and Chief Executive Officer (Principal Executive Officer and Director)

/s/ David M. Garfinkle	February 20, 2020
David M. Garfinkle, Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ Mark A. Emkes	February 20, 2020
Mark A. Emkes, Chairman of the Board of Directors

/s/ Donna M. Alvarado	February 20, 2020
Donna M. Alvarado, Director

/s/ Robert J. Dennis	February 20, 2020
Robert J. Dennis, Director

/s/ Stacia A. Hylton	February 20, 2020
Stacia A. Hylton, Director

/s/ Harley G. Lappin	February 20, 2020
Harley G. Lappin, Director

/s/ Anne L. Mariucci	February 20, 2020
Anne L. Mariucci, Director

/s/ Thurgood Marshall, Jr.	February 20, 2020
Thurgood Marshall, Jr., Director

/s/ Devin I. Murphy	February 20, 2020
Devin I. Murphy, Director

/s/ Charles L. Overby	February 20, 2020
Charles L. Overby, Director

/s/ John R. Prann, Jr.	February 20, 2020
John R. Prann, Jr., Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of CoreCivic, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of CoreCivic, Inc. and Subsidiaries (the Company) as of December 31, 2019 and 2018, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and financial statement schedule listed in the Index at Item 15(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 20, 2020 expressed an unqualified opinion thereon.

Adoption of New Accounting Standard

As discussed in Note 2 to the consolidated financial statements, the Company changed its method for accounting for leases in 2019 due to the adoption of ASU No. 2016-02, “Leases” (ASC 842).

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Impairment of Long-Lived Assets
Description of the Matter

At December 31, 2019, the Company’s property and equipment, net of accumulated depreciation, was $2,700.1 million, which includes $136.3 million related to five idled facilities and $19.6 million related to other idle facilities.  As discussed in Note 2 and Note 6 to the consolidated financial statements, long-lived assets other than goodwill are reviewed for impairment when circumstances indicate the carrying value of an asset may not be recoverable. When the estimated undiscounted cash flows associated with the asset or group of assets are less than their carrying value, an impairment is recognized as the difference between the carrying value of the asset and its fair value.

Auditing management’s evaluation of long-lived assets for impairment was subjective due to the estimation uncertainty in determining the future undiscounted cash flows of facilities where indicators of impairment are determined to be present. These estimates are particularly sensitive to the assumption as to whether the Company will obtain contracts to utilize idle facilities in the future, which can be affected by expectations about market developments as well as management’s intent to hold and operate each facility over the term and in the manner assumed in the analysis.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s long-lived asset impairment review process, including controls over management’s review of evidence supporting the projected utilization of idle facilities.

To test the Company’s long-lived asset impairment analysis, we performed audit procedures that included, among others, evaluating evidence to support the projected utilization of facilities and to support recoverability of net book values based on anticipated cash flows.  We also performed sensitivity analyses to evaluate the impact of changes in future undiscounted cash flows.

Goodwill Impairment
Description of the Matter

At December 31, 2019, the Company’s goodwill was $50.5 million, with $7.9 million assigned to the Company's CoreCivic Safety reporting unit and $42.6 million assigned to the CoreCivic Community reporting unit. As discussed in Note 2 and Note 3 to the consolidated financial statements, goodwill is tested for impairment at the reporting unit level at least annually.

Auditing management’s annual goodwill impairment test for the CoreCivic Community reporting unit was complex and highly judgmental due to the significant estimation required in determining the fair value of the reporting unit. In particular, the fair value estimate is sensitive to certain significant assumptions, such as projected revenue, projected operating costs, and the weighted average cost of capital, which are affected by expectations about future market or economic conditions.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s goodwill impairment review process, including controls over management’s review of the valuation methodologies and significant assumptions described above.

To test the estimated fair value of the Company’s CoreCivic Community reporting unit, we performed audit procedures that included, among others, assessing the methodologies applied, testing the significant assumptions discussed above and the completeness and accuracy of the underlying data used by the Company in its analysis. We compared the significant assumptions used by management to recent historical results; assessed the historical accuracy of management’s projected cash flow estimates; and performed sensitivity analyses of changes in significant assumptions to evaluate the changes in fair value of the reporting unit that would result from changes in the assumptions. We involved a valuation specialist to assist in assessing the Company’s concluded valuation, valuation methodologies and certain significant assumptions used in the valuation analysis.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2002.
Nashville, Tennessee
February 20, 2020

CORECIVIC, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	December 31,
ASSETS	2019	2018
Cash and cash equivalents	$92,120	$52,802
Restricted cash	26,973	21,335
Accounts receivable, net of allowance of $3,217 and $2,542, respectively	280,785	270,597
Prepaid expenses and other current assets	35,507	28,791
Total current assets	435,385	373,525
Real estate and related assets:
Property and equipment, net of accumulated depreciation of $1,510,117 and $1,516,664, respectively	2,700,107	2,830,589
Other real estate assets	238,637	247,223
Goodwill	50,537	48,169
Non-current deferred tax assets	16,058	14,947
Other assets	350,907	141,207
Total assets	$3,791,631	$3,655,660
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable and accrued expenses	$337,462	$352,275
Current portion of long-term debt	31,349	14,121
Total current liabilities	368,811	366,396
Long-term debt, net	1,928,023	1,787,555
Deferred revenue	12,469	26,102
Other liabilities	105,579	60,548
Total liabilities	2,414,882	2,240,601
Commitments and contingencies
Preferred stock – $0.01 par value; 50,000 shares authorized; none issued and outstanding at December 31, 2019 and 2018, respectively	—	—
Common stock – $0.01 par value; 300,000 shares authorized; 119,096 and 118,674 shares issued and outstanding at December 31, 2019 and 2018, respectively	1,191	1,187
Additional paid-in capital	1,821,810	1,807,202
Accumulated deficit	(446,252)	(393,330)
Total stockholders' equity	1,376,749	1,415,059
Total liabilities and stockholders' equity	$3,791,631	$3,655,660

The accompanying notes are an integral part of these consolidated financial statements.

CORECIVIC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	For the Years Ended December 31,
	2019	2018	2017
REVENUES	$1,980,689	$1,835,766	$1,765,498
EXPENSES:
Operating	1,422,769	1,315,250	1,249,537
General and administrative	127,078	106,865	107,822
Depreciation and amortization	144,572	156,501	147,129
Contingent consideration for acquisition of businesses	—	6,085	—
Asset impairments	4,706	1,580	614
	1,699,125	1,586,281	1,505,102
OPERATING INCOME	281,564	249,485	260,396
OTHER (INCOME) EXPENSE:
Interest expense, net	84,401	80,753	68,535
Expenses associated with debt refinancing transactions	602	1,016	—
Other (income) expense	(164)	156	(90)
	84,839	81,925	68,445
INCOME BEFORE INCOME TAXES	196,725	167,560	191,951
Income tax expense	(7,839)	(8,353)	(13,911)
NET INCOME	$188,886	$159,207	$178,040
BASIC EARNINGS PER SHARE	$1.59	$1.34	$1.51
DILUTED EARNINGS PER SHARE	$1.59	$1.34	$1.50
DIVIDENDS DECLARED PER SHARE	$1.76	$1.72	$1.68

The accompanying notes are an integral part of these consolidated financial statements.

CORECIVIC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Years Ended December 31,
	2019	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$188,886	$159,207	$178,040
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	144,572	156,501	147,129
Asset impairments	4,706	1,580	614
Amortization of debt issuance costs and other non-cash interest	3,351	3,419	3,222
Expenses associated with debt refinancing transactions	602	1,016	—
Deferred income taxes	(1,162)	(4,436)	921
Other expenses and non-cash items	13,033	7,909	4,267
Non-cash revenue and other income	(11,292)	(14,509)	(14,528)
Non-cash equity compensation	17,267	13,132	13,286
Changes in assets and liabilities, net:
Accounts receivable, prepaid expenses and other assets	(16,938)	(19,470)	(13,913)
Accounts payable, accrued expenses and other liabilities	11,359	18,531	22,287
Net cash provided by operating activities	354,384	322,880	341,325
CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for facility development and expansions	(136,128)	(58,239)	(17,576)
Expenditures for other capital improvements	(57,192)	(63,438)	(56,168)
Acquisitions, net of cash acquired	(48,396)	(175,588)	(48,867)
Proceeds from sale of assets	4,295	12,911	970
Increase in other assets	(7,168)	(6,703)	(3,605)
Payments received on direct financing lease and notes receivable	—	—	684
Net cash used in investing activities	(244,589)	(291,057)	(124,562)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of debt and borrowings from credit facility	1,146,691	809,831	475,500
Scheduled principal repayments	(14,121)	(7,816)	(10,000)
Principal repayments of credit facility	(648,000)	(603,500)	(461,500)
Satisfaction and discharge of senior notes	(325,000)	—	—
Payment of debt issuance and other refinancing and related costs	(4,296)	(6,087)	(4,169)
Payment of lease obligations for financing leases	(538)	(3,744)	(2,483)
Contingent consideration for acquisition of businesses	(7,398)	(1,500)	—
Proceeds from exercise of stock options	876	2,367	6,534
Proceeds from sale/leaseback	—	7,783	—
Purchase and retirement of common stock	(3,531)	(3,005)	(5,847)
Dividends paid	(209,522)	(204,198)	(200,326)
Net cash used in financing activities	(64,839)	(9,869)	(202,291)
NET INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	44,956	21,954	14,472
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of period	74,137	52,183	37,711
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of period	$119,093	$74,137	$52,183
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Debt assumed on acquisition of property	$—	$157,280	$—
Establishment of right of use assets and lease liabilities	$137,946	$—	$—
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest (net of amounts capitalized of $6.0 million, $1.0 million, and $0 in 2019, 2018, and 2017, respectively)	$85,698	$71,787	$57,485
Income taxes paid	$16,437	$13,303	$8,089

The accompanying notes are an integral part of these consolidated financial statements.

CORECIVIC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2019, 2018 AND 2017

(in thousands)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Par Value	Capital	Deficit	Equity
Balance as of December 31, 2016	117,554	$1,176	$1,780,350	$(322,563)	$1,458,963
Net income	—	—	—	178,040	178,040
Retirement of common stock	(176)	(2)	(5,845)	—	(5,847)
Dividends declared on common stock ($1.68 per share)	—	—	—	(199,764)	(199,764)
Restricted stock compensation, net of forfeitures	—	—	13,286	—	13,286
Restricted stock grants	513	5	(5)	—	—
Stock options exercised	313	3	6,927	—	6,930
Balance as of December 31, 2017	118,204	$1,182	$1,794,713	$(344,287)	$1,451,608
Net income	—	—	—	159,207	159,207
Retirement of common stock	(139)	(1)	(3,004)	—	(3,005)
Dividends declared on common stock ($1.72 per share)	—	—	—	(205,675)	(205,675)
Restricted stock compensation, net of forfeitures	—	—	13,132	—	13,132
Restricted stock grants	462	5	(5)	—	—
Stock options exercised	147	1	2,366	—	2,367
Cumulative effect of adoption of new accounting standard	—	—	—	(2,575)	(2,575)
Balance as of December 31, 2018	118,674	$1,187	$1,807,202	$(393,330)	$1,415,059
Net income	—	—	—	188,886	188,886
Retirement of common stock	(164)	(2)	(3,529)	—	(3,531)
Dividends declared on common stock ($1.76 per share)	—	—	—	(211,868)	(211,868)
Restricted stock compensation, net of forfeitures	—	—	17,267	—	17,267
Restricted stock grants	524	5	(5)	—	—
Stock options exercised	62	1	875	—	876
Cumulative effect of adoption of new accounting standard	—	—	—	(29,940)	(29,940)
Balance as of December 31, 2019	119,096	$1,191	$1,821,810	$(446,252)	$1,376,749

The accompanying notes are an integral part of these consolidated financial statements.

CORECIVIC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019, 2018 AND 2017

1.	ORGANIZATION AND OPERATIONS

CoreCivic, Inc. (together with its subsidiaries, the "Company" or "CoreCivic") is the nation's largest owner of partnership correctional, detention, and residential reentry facilities and one of the largest prison operators in the United States.  The Company also believes it is the largest private owner of real estate used by U.S. government agencies. Through three segments, CoreCivic Safety, CoreCivic Community, and CoreCivic Properties, the Company provides a broad range of solutions to government partners that serve the public good through corrections and detention management, a growing network of residential reentry centers to help address America's recidivism crisis, and government real estate solutions.  As of December 31, 2019, through its CoreCivic Safety segment, the Company operated 50 correctional and detention facilities, 43 of which the Company owned, with a total design capacity of approximately 73,000 beds.  Through its CoreCivic Community segment, the Company owned and operated 29 residential reentry centers with a total design capacity of approximately 5,000 beds.  In addition, through its CoreCivic Properties segment, the Company owned 28 properties for lease to third parties and used by government agencies, totaling 2.4 million square feet.

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

Certain reclassifications have been made to the consolidated balance sheet in 2018 and to the consolidated statements of cash flows in 2018 and 2017 to conform to the current year presentation.

Cash and Cash Equivalents

CoreCivic considers all liquid deposits and investments with a maturity of three months or less at the time of purchase to be cash equivalents.

Restricted Cash

Restricted cash at December 31, 2019 and 2018 included deposit accounts totaling $22.3 million and $17.2 million, respectively, to ensure the timely completion of construction of the Lansing Correctional Facility and related debt service, as further discussed in Notes 6 and 11.  Restricted cash at December 31, 2019 and 2018 also included $4.7 million and $4.1 million, respectively, to ensure the timely payment of certain operating expenses, capital expenditures and debt service associated with the SSA-Baltimore property, also as further discussed in Notes 6 and 11.  The restricted cash accounts are required under the terms of the indebtedness securing such properties.

Accounts Receivable and Allowance for Doubtful Accounts

At December 31, 2019 and 2018, accounts receivable of $280.8 million and $270.6 million, respectively, were net of allowances for doubtful accounts totaling $3.2 million and $2.5 million, respectively.  Accounts receivable consist primarily of amounts due from federal, state, and local government agencies for the utilization of CoreCivic's properties.  Accounts receivable also consist of amounts due for operating and managing the Company's correctional, detention, and residential reentry facilities, as well as its electronic monitoring and case management services operations.

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

Other Real Estate Assets

Other real estate assets are accounted for in accordance with Accounting Standards Codification ("ASC") 853, "Service Concession Arrangements".  ASC 853 stipulates that the facilities subject to the standard may not be accounted for as a lease, nor should the infrastructure used in the service concession arrangement be recognized as property and equipment by the operating entity.  Instead, the contracts should be accounted for under the applicable revenue standards.  The Company owns four facilities that are accounted for as service concession arrangements.  The facilities accounted for under ASC 853 were constructed in periods prior to 2013.

On January 1, 2018, the Company adopted Accounting Standards Update ("ASU") 2014-09, "Revenue from Contracts with Customers" and its subsequent corresponding update, ASC 606.  For facilities which CoreCivic constructed for the public entity, two separate and distinct performance obligations exist. Service revenue is recognized as provided. All revenues and costs related to the construction of the facilities were recognized upon adoption of ASC 606. Revenue recognized related to the construction of the facilities for which cash has not yet been received is recorded as a contract asset and is amortized and evaluated for impairment on an on-going basis. For facilities contributed to a service contract, the cost of the facility is accounted for as costs to fulfill the service contract and the cost is recognized over the term of the service contract. The costs related to contract assets and costs to fulfill the service contracts are recoverable if the contract is terminated or not renewed due to the existence of residual interest options.

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

Debt Issuance Costs

Debt issuance costs, excluding those costs incurred related to CoreCivic's revolving credit facility, are presented as a direct deduction from the face amount of the related liability on the consolidated balance sheets.  Debt issuance costs related to the Company's revolving credit facility are included in other assets on the consolidated balance sheets.  Generally, debt issuance costs are capitalized and amortized into interest expense using the interest method, or on a straight-line basis over the term of the related debt, if not materially different than the interest method.  However, certain debt issuance costs incurred in connection with debt refinancings are charged to expense in accordance with ASC 470-50, "Modifications and Extinguishments".

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

CoreCivic recognizes any additional management service revenues upon completion of services provided to the customer.  Certain of the government agencies also have the authority to audit and investigate CoreCivic's contracts with them.  If the agency determines that CoreCivic has improperly allocated costs to a specific contract or otherwise was unable to perform certain contractual services, CoreCivic may not be reimbursed for those costs and could be required to refund the amount of any such costs that have been reimbursed, or to pay liquidated damages.  In these instances, the amounts required to be returned to the customer are classified as reductions to revenue. Prior to the adoption of ASU 2014-09 in the first quarter of 2018, these amounts were reflected as operating expenses.

Rental revenue is recognized in accordance with ASC 842, "Leases". In accordance with ASC 842, minimum rental revenue is recognized on a straight-line basis over the term of the related lease. Leasehold incentives are recognized as a reduction to rental revenue on a straight-line basis over the term of the related lease. Rental revenue associated with expense reimbursements from tenants is recognized in the period that the related expenses are incurred based upon the tenant lease provision.

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

Self-Funded Insurance and Litigation Reserves

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

CoreCivic's deferred tax assets and liabilities are classified as non-current on the consolidated balance sheets. See Note 13 for further discussion of the significant components of CoreCivic's deferred tax assets and liabilities and the impact on deferred tax assets and liabilities that resulted from the lower corporate tax rates enacted under the Tax Cuts and Jobs Act ("the TCJA") in December 2017.

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

Foreign Currency Transactions

CoreCivic has extended a working capital loan to Agecroft Prison Management, Ltd. ("APM"), the operator of a correctional facility in Salford, England previously owned by a subsidiary of CoreCivic.  The working capital loan is denominated in British pounds; consequently, CoreCivic adjusts this receivable to the current exchange rate at each balance sheet date and recognizes the unrealized currency gain or loss in current period earnings.  See Note 8 for further discussion of CoreCivic's relationship with APM.

Fair Value of Financial Instruments

To meet the reporting requirements of ASC 825, "Financial Instruments", regarding fair value of financial instruments, CoreCivic calculates the estimated fair value of financial instruments using market interest rates, quoted market prices of similar instruments, or discounted cash flow techniques with observable Level 1 inputs for publicly traded debt and Level 2 inputs for all other financial instruments, as defined in ASC 820, "Fair Value Measurement".  At December 31, 2019 and 2018, there were no material differences between the carrying amounts and the estimated fair values of CoreCivic's financial instruments, other than as follows (in thousands):

	December 31,
	2019		2018
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Note receivable from APM	$2,989	$3,949	$2,887	$4,037
Debt	$(1,986,865)	$(1,964,366)	$(1,814,795)	$(1,744,045)

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

CoreCivic derives its revenues primarily from amounts earned under federal, state, and local government contracts.  For each of the years ended December 31, 2019, 2018, and 2017, federal correctional and detention authorities represented 51%, 48%, and 48%, respectively, of CoreCivic's total revenue.  Federal correctional and detention authorities consist primarily of U.S. Immigration and Customs Enforcement ("ICE"), the United States Marshals Service ("USMS"), and the Federal Bureau of Prisons ("BOP").  ICE accounted for 29%, 25%, and 25% of total revenue for 2019, 2018, and 2017, respectively.  The USMS accounted for 17%, 17%, and 16% of total revenue for 2019, 2018, and 2017, respectively.  The BOP accounted for 5%, 6%, and 7% of total revenue for 2019, 2018, and 2017, respectively.  These federal customers have management contracts at facilities CoreCivic owns and at facilities CoreCivic manages but does not own.  State revenues from contracts at correctional, detention, and residential reentry facilities that CoreCivic operates represented 34%, 39%, and 41% of total revenue during the years ended December 31, 2019, 2018, and 2017, respectively.  ICE and the USMS each generated 10% or more of total revenue during 2019, 2018, and 2017. Although the revenue generated from each of these agencies is derived from numerous management contracts and various types of properties, i.e. correctional, detention, reentry, and leased, the loss of one or more of such contracts could have a material adverse impact on CoreCivic's financial condition and results of operations.

Accounting for Stock-Based Compensation

CoreCivic accounts for restricted stock-based compensation under the recognition and measurement principles of ASC 718, "Compensation-Stock Compensation". CoreCivic amortizes the fair market value as of the grant date of restricted stock unit ("RSU") awards over the vesting period using the straight-line method. The fair market value of performance-based restricted stock units is amortized over the vesting period as long as CoreCivic expects to meet the performance criteria. To the extent performance-based RSUs are expected to increase or decrease based on revised estimates of performance, the related expense is adjusted accordingly.  If achievement of the performance criteria becomes improbable, an adjustment is made to reverse the expense previously recognized. The Company estimates the number of awards expected to be forfeited and adjusts the estimate when it is likely to change.

Recent Accounting Pronouncements – Lease Adoption

In February 2016, the Financial Accounting Standards Board ("FASB") issued ASU 2016-02, "Leases (Topic 842)", which requires lessees to put most leases on their balance sheets but recognize expenses on their income statements in a manner similar to previous accounting requirements.  ASU 2016-02 also eliminated previous real estate-specific provisions for all entities.  For lessors, the ASU modifies the classification criteria and the accounting for sales-type and direct financing leases.  For finance leases and operating leases, a lessee should recognize on the balance sheet a liability to make lease payments and a right-of-use ("ROU") asset representing its right to use the underlying asset for the lease term, with each initially measured at the present value of the lease payments.  For public reporting entities such as CoreCivic, guidance in ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years, and early adoption of the ASU is permitted.  In July 2018, the FASB issued ASU 2018-11, "Targeted Improvements – Leases (Topic 842)", which permits entities to adopt a new transition method whereby the modified retrospective transition method would allow companies to recognize the cumulative-effect adjustment in the period of adoption rather than the earliest period presented and continue to apply the legacy guidance in ASC 840, "Leases", in the comparative periods presented.  Further, ASU 2018-11 also allows entities to elect, by class of underlying asset, to not separate non-lease components from the associated lease components when certain criteria are met.  Adoption results in an increase in long-term assets and liabilities for leases where the Company is the lessee.

CoreCivic adopted ASU 2016-02 and ASU 2018-11, cumulatively ("ASC 842"), on January 1, 2019.  The Company elected the modified retrospective transition method and recognized the cumulative-effect adjustment resulting from adoption of ASC 842 in the first quarter of 2019.  CoreCivic also elected to adopt the package of available practical expedients that permits lessees and lessors to not reassess certain items, including whether any expired or existing contracts are or contain leases, lease classification of any expired or existing leases, and initial direct costs for any expired or existing leases.  In addition, the Company made an accounting policy election to apply the "short-term lease exception" permitted by ASC 842 for all classes of underlying assets.  With the exception of the South Texas Family Residential Center lease, as further described in Note 5, the Company also elected the practical expedient that permits lessees to make an accounting policy election to account for each separate lease component of a contract and its associated non-lease components as a single lease component. Prior to the adoption of ASC 842, a portion of the rental payments for the South Texas Family Residential Center was classified as depreciation and interest expense in accordance with ASC 840-40-55, formerly Emerging Issues Task Force No. 97-10, "The Effect of Lessee Involvement in Asset Construction."  Upon adoption of ASC 842, all rental payments associated with this lease are classified as operating expenses.

Upon adoption of ASC 842, CoreCivic recognized a ROU asset of $115.6 million and a lease liability of $82.9 million for all operating leases identified by the Company as applicable under the guidance of ASC 842, including the lease for the South Texas Family Residential Center.  For those operating leases that contain renewal options, the Company included the renewal period in the lease terms, and the related payments are reflected in the ROU asset and lease liability, when it is reasonably certain that a renewal option will be exercised. The ROU asset is included in other assets on the consolidated balance sheets, while the current portion of the lease liability is included in accounts payable and accrued expenses, and the long-term portion of the liability is included in other liabilities on the consolidated balance sheets. The Company also recognized a net charge of approximately $29.9 million to accumulated deficit upon adoption of ASC 842.  Because CoreCivic does not generally have access to the interest rates implicit in its leases, the Company utilized its incremental borrowing rate, based upon the terms and tenure of each base lease, as the discount rate when calculating the present value of future minimum lease payments for each lease arrangement.  The weighted average discount rate associated with the operating leases at adoption of ASC 842 was 5.3%.

Recent Accounting Pronouncements – Other

In June 2016, the FASB issued ASU No. 2016-13, "Financial Instruments – Credit Losses – Measurement of Credit Losses on Financial Instruments," which will change how entities measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The ASU will replace the current "incurred loss" approach with an "expected loss" model for instruments measured at amortized cost. For trade and other receivables, held-to-maturity debt securities, contract assets, loans and other instruments, entities will be required to use a new forward-looking "expected loss" model that generally will result in the earlier recognition of allowances for losses. The ASU is effective for the Company in the first quarter of 2020. The Company is currently evaluating the effects of this ASU to determine the potential impact on its financial statements. Based principally on the fact that the largest portion of the Company's accounts receivable is with governmental agencies, the Company does not currently expect the new standard will have a material impact on its financial statements.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants and the Securities and Exchange Commission ("SEC") did not, or are not expected to, have a material effect on the Company's results of operations or financial position.

3.	GOODWILL

ASU 2017-04, "Intangibles-Goodwill and Other (Topic 350): Simplifying the Test of Goodwill Impairment", establishes accounting and reporting requirements for goodwill and other intangible assets. Goodwill was $50.5 million and $48.2 million as of December 31, 2019 and 2018, respectively.  Of these amounts, goodwill was $7.9 million as of both December 31, 2019 and 2018 for the Company's CoreCivic Safety segment, and was $42.6 million and $40.3 million as of December 31, 2019 and 2018, respectively, for its CoreCivic Community segment. This goodwill was established in connection with multiple business combination transactions.

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

CoreCivic performed its impairment tests during the fourth quarter of 2019, 2018 and 2017. CoreCivic performed a qualitative assessment for its goodwill allocated to the Company’s CoreCivic Safety segment.  CoreCivic performed a quantitative analysis for its goodwill allocated to its CoreCivic Community segment. The quantitative analysis was prepared using valuation methodologies that include an income approach and market approach. The income approach valuation included certain significant assumptions impacting projected future cash flows, such as projected revenue, projected operating costs, and the weighted average cost of capital, which are affected by expectations about future market or economic conditions.  Based on the impairment tests performed, CoreCivic concluded no impairments had occurred for the years ended December 31, 2019 and 2018.

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

At December 31, 2019, CoreCivic owned 72 correctional, detention, and residential reentry real estate properties, and 28 properties for lease to third parties.  At December 31, 2019, CoreCivic also managed seven correctional and detention facilities owned by governmental agencies.

Property and equipment, at cost, consists of the following (in thousands):

	December 31,
	2019	2018
Land and improvements	$295,214	$294,774
Buildings and improvements	3,411,583	3,490,725
Equipment and software	435,628	432,196
Office furniture and fixtures	38,278	34,968
Construction in progress	29,521	94,590
	4,210,224	4,347,253
Less: Accumulated depreciation	(1,510,117)	(1,516,664)
	$2,700,107	$2,830,589

Construction in progress primarily consists of properties under construction or expansion. Interest is capitalized on construction in progress and amounted to $6.0 million and $1.0 million in 2019 and 2018, respectively.  There was no interest capitalized on construction in progress in 2017.

Depreciation expense was $137.7 million, $152.0 million, and $145.7 million for the years ended December 31, 2019, 2018, and 2017, respectively.

Eleven of the facilities owned by CoreCivic are subject to options that allow various governmental agencies to purchase those facilities. Certain of these options to purchase are based on a depreciated book value while others are based on a fair market value calculation.  Four of the facilities that are subject to options are accounted for in accordance with ASC 853 and are recorded in other real estate assets on the consolidated balance sheets, as further described in Note 2.  As of December 31, 2019, CoreCivic had approximately $238.6 million in other real estate assets, including $147.8 million accounted for as a contract cost and $90.8 million accounted for as costs of fulfilling the related service contract.  As of December 31, 2018, CoreCivic had approximately $247.2 million in other real estate assets, including $150.1 million accounted for as a contract cost and $97.1 million accounted for as costs of fulfilling the related service contract.

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
5.	LEASES

As further described in Note 2, CoreCivic accounts for leases in accordance with ASC 842.  CoreCivic leases land and buildings from third-party lessors for multiple properties under operating leases that expire over varying dates through 2032.  The ROU asset related to these leases amounted to $108.1 million at December 31, 2019, while the current portion of the lease liability amounted to $26.9 million and the long-term portion of the liability amounted to $51.2 million at December 31, 2019.  As of December 31, 2019, the weighted-average lease term of the operating leases was 4.2 years and the weighted average discount rate associated with the operating leases was 5.2%.

CoreCivic leases the South Texas Family Residential Center and the site upon which it was constructed from a third-party lessor.  CoreCivic's lease agreement with the lessor is over a base period concurrent with an inter-governmental service agreement ("IGSA") with ICE, which was amended in October 2016 to extend the term of the agreement through September 2021.  However, ICE can terminate the IGSA for convenience or non-appropriation of funds, without penalty, by providing CoreCivic with at least a 60-day notice.  In the event CoreCivic cancels the lease with the third-party lessor prior to its expiration as a result of the termination of the IGSA by ICE for convenience, and if CoreCivic is unable to reach an agreement for the continued use of the facility within 90 days from the termination date, CoreCivic is required to pay a termination fee to the third-party lessor based on the termination date, currently equal to $4.5 million and declining to zero by October 2020.  Under provisions of ASC 842, CoreCivic determined that the South Texas Family Residential Center lease with the third-party lessor includes a non-lease component for food services representing approximately 44% of the consideration paid under the lease.

The expense incurred for all operating leases, inclusive of short-term and variable leases, but exclusive of the non-lease food services component of the South Texas Family Residential Center lease, was $34.8 million, $30.7 million, and $28.9 million for the years ended December 31, 2019, 2018, and 2017, respectively.  The cash payments for operating leases are reflected as cash flows from operating activities on the accompanying consolidated statements of cash flows and cash payments for financing leases are reflected as cash flows from financing activities.  Future minimum lease payments as of December 31, 2019 for the Company's operating lease liabilities, inclusive of $49.7 million of payments expected to be made under the cancelable lease at the South Texas facility (excluding the non-lease food services component), are as follows (in thousands):

2020	$32,797
2021	25,438
2022	3,886
2023	3,306
2024	3,144
Thereafter	21,033
Total future minimum lease payments	89,604
Less amount representing interest	(11,443)
Total present value of minimum lease payments	$78,161

In addition, through its CoreCivic Properties segment, as of December 31, 2019, the Company owned $450.3 million in property, plant and equipment at 28 properties for lease to third parties and used by government agencies under operating leases that expire over varying dates through 2034, some of which contain renewal options.  In accordance with ASC 842, minimum rental revenue is recognized on a straight-line basis over the term of the related lease. Leasehold incentives are recognized as a reduction to rental revenue on a straight-line basis over the term of the related lease. Rental revenue associated with expense reimbursements from tenants is recognized in the period that the related expenses are incurred based upon the tenant lease provision.  See Note 6 for further discussion regarding a 20-year lease agreement with the Kansas Department of Corrections ("KDOC").  Future undiscounted cash flows to be received from third-party lessees as of December 31, 2019 for the Company's operating leases are as follows (in thousands):

2020	$74,525
2021	67,976
2022	61,554
2023	59,446
2024	59,200
Thereafter	353,144

6.	REAL ESTATE TRANSACTIONS

Acquisitions

2017 Acquisitions. On January 1, 2017, CoreCivic acquired the Arapahoe Community Treatment Center, a 135-bed residential reentry center in Englewood, Colorado, for $5.5 million in cash, excluding transaction-related expenses. The acquisition included a contract with Arapahoe County whereby CoreCivic provides residential reentry services for up to 135 residents.

On February 10, 2017, CoreCivic acquired the Stockton Female Community Corrections Facility, a 100-bed residential reentry center in Stockton, California, in a real estate-only transaction for $1.6 million, excluding transaction-related expenses.  The 100-bed Stockton facility is leased to a third-party operator pursuant to a lease agreement that extends through April 2021 and includes one five-year lease extension option.  The lessee separately contracts with the California Department of Corrections and Rehabilitation to provide rehabilitative and reentry services to female residents at the leased facility.

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

2019 Acquisitions.  On February 20, 2019, CoreCivic acquired the South Raleigh Reentry Center, a 60-bed residential reentry center in Raleigh, North Carolina, for $0.9 million, excluding transaction-related expenses. In connection with the acquisition, CoreCivic provides reentry services for both male and female residents under custody of the BOP.

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

In allocating the purchase price of the acquisitions in 2019, CoreCivic recorded $7.4 million of net tangible assets and $0.8 million of identifiable intangible assets.  CoreCivic acquired the properties as strategic investments that further expand the Company's network of residential reentry centers and enable the continued delivery of critical services that help people reintegrate into the community, and also further diversify the Company's cash flows through the acquisition of a government-leased property.

Financing Leasing Transactions

On January 24, 2018, CoreCivic entered into a 20-year lease agreement with the KDOC for a 2,432-bed correctional facility to be constructed by the Company in Lansing, Kansas.  The new facility replaces the Lansing Correctional Facility, Kansas' largest correctional complex for adult male inmates, originally constructed in 1863.  CoreCivic will be responsible for facility maintenance throughout the 20-year term of the lease, at which time ownership will revert to the state of Kansas.  Construction of the facility commenced in the first quarter of 2018, and construction was completed in January 2020.  CoreCivic will account for the lease with the KDOC as a multiple element lease with a portion of the lease payments attributable to the capital lease.  In addition, portions of the lease payments will be attributable to maintenance services and capital maintenance, representing two separately valued non-lease components.  As of December 31, 2019, CoreCivic had capitalized $137.7 million associated with the construction of the project, recognized as a construction receivable in Other Assets on the consolidated balance sheet until commencement of the financing lease in 2020.  The cash payments associated with the construction of the project are recognized as expenditures for facility development and expansions on the consolidated statements of cash flows.

Idle Facilities

As of December 31, 2019, CoreCivic had five idled CoreCivic Safety correctional facilities that are currently available and being actively marketed as solutions to meet the needs of potential customers.  The following table summarizes each of the idled facilities and their respective carrying values, excluding equipment and other assets that could generally be transferred and used at other facilities CoreCivic owns without significant cost (dollars in thousands):

	Design	Date	Net Carrying Values at December 31,
Facility	Capacity	Idled	2019	2018
Prairie Correctional Facility	1,600	2010	$14,863	$15,278
Huerfano County Correctional Center	752	2010	16,266	16,660
Diamondback Correctional Facility	2,160	2010	39,729	40,962
Marion Adjustment Center	826	2013	11,351	11,770
Kit Carson Correctional Center	1,488	2016	54,041	55,507
	6,826		$136,250	$140,177

As of December 31, 2019, CoreCivic also had two idled non-core facilities in its Safety segment containing 440 beds with an aggregate net book value of $3.8 million; two facilities in its Community segment that became idle during 2019, as further described hereafter, containing an aggregate of 381 beds with an aggregate net book value of $6.5 million; and three previously leased residential reentry centers in its Properties segment that became idle in 2019, as further described hereafter, containing an aggregate of 430 beds with an aggregate net book value of $9.3 million. CoreCivic incurred approximately $8.0 million, $8.2 million, and $8.9 million in operating expenses at these idled facilities for the years ended December 31, 2019, 2018, and 2017, respectively.

CoreCivic considers the cancellation of a contract or an expiration and non-renewal of a lease agreement in its CoreCivic Properties segment as an indicator of impairment and tested each of the idled properties for impairment when it was notified by the respective customers or tenants that they would no longer be utilizing such property.  CoreCivic updates the impairment analyses on an annual basis for each of the idled properties and evaluates on a quarterly basis market developments for the potential utilization of each of these properties in order to identify events that may cause CoreCivic to reconsider its most recent assumptions.  As a result of CoreCivic's analyses, CoreCivic determined each of the idled properties to have recoverable values in excess of the corresponding carrying values as of December 31, 2019.

During the second quarter of 2019, CoreCivic idled one residential reentry center in Oklahoma due to declining utilization from the state of Oklahoma and the consolidation of residents into the Company's other reentry facilities located in the state.  Further, the Company received notice during the second quarter of 2019 of the BOP's decision to award the rebid of a contract at one of the Company's residential reentry facilities in Arizona to another operator.  The residential reentry facility in Arizona was idled in the third quarter of 2019 upon expiration of its contract with the BOP on August 31, 2019.  As a result of these residential reentry centers becoming idle, CoreCivic tested the facilities for impairment during the second quarter of 2019.  CoreCivic concluded that the residential reentry facility in Oklahoma had a recoverable value in excess of the corresponding carrying value.  CoreCivic concluded that the residential reentry facility in Arizona would likely be marketed for use other than as a residential reentry facility, and therefore, recorded an asset impairment of $4.3 million in the second quarter of 2019 to reduce the carrying value of the facility to its estimated fair value as a commercial real estate property.  The fair value measurement for the Arizona residential reentry facility was estimated using unobservable Level 3 inputs, as defined in ASC 820, using market comparable data for similar properties in the local market.

During the third quarter of 2019, leases at three single-tenant residential reentry centers in the Company's CoreCivic Properties segment expired and were not renewed. The three properties located in Pennsylvania total approximately 54,000 square feet and contain an aggregate of 430 beds with an aggregate net book value of $9.3 million as of December 31, 2019.  The Company has begun to market the facilities to other potential customers to operate as a CoreCivic Community facility or for future lease as a CoreCivic Properties facility.  As a result of the expiration of the leases at the three properties located in Pennsylvania, CoreCivic tested the facilities for impairment during the third quarter of 2019.  CoreCivic concluded that each of the properties had a recoverable value in excess of the corresponding carrying value.

To illustrate CoreCivic's historical experience in securing new management contracts to utilize idle beds in its correctional facilities, the following are examples of new contracts the Company secured during 2019.

On May 1, 2019, the BOP announced that it elected not to renew the contract at the Company's Adams County Correctional Center in Adams County, Mississippi.  On June 28, 2019, the BOP executed an amendment to the existing contract to allow ICE to use up to 660 beds to care for adult male detainees.  On July 18, 2019, the BOP contract, which was originally scheduled to expire on July 31, 2019, was extended to August 30, 2019.  On September 3, 2019, the Company announced that it had entered into a new contract under an IGSA between Adams County, Mississippi and ICE for up to 2,348 adult detainees at the Adams facility.  The new management agreement commenced on August 31, 2019, and has an initial term of 60 months, with unlimited extension options thereafter upon mutual agreement.  Either party may terminate the contract with 120 days' written notice.  ICE began utilizing the additional capacity at the Adams facility under the new contract and, as of December 31, 2019, the Company cared for approximately 850 detainees from ICE at the facility.  As a result of the transition at this facility, CoreCivic performed an impairment analysis of the Adams facility, which had a net carrying value $96.5 million as of December 31, 2019, and concluded that this asset has a recoverable value in excess of the carrying value.

On May 16, 2019, CoreCivic announced that it had entered into a new contract under an IGSA between Torrance County, New Mexico and ICE to activate the Company's 910-bed Torrance County Detention Facility in Estancia, New Mexico.  The Torrance facility had previously been idle since 2017 and had a net carrying value of $34.0 million as of December 31, 2019.  The new management contract commenced on May 15, 2019, and has an initial term of 60 months, with unlimited extension options thereafter upon mutual agreement.  Either party may terminate the contract with 120 days' written notice.  CoreCivic began accepting ICE detainee populations into the Torrance facility in the third quarter of 2019 and, as of December 31, 2019, cared for approximately 300 detainees at the facility.

On May 23, 2019, CoreCivic announced that it had entered into a new contract under an IGSA between the City of Eden, Texas and the USMS to activate the Company's 1,422-bed Eden Detention Center in Eden, Texas.  The new agreement also permits ICE to utilize capacity at the facility at any time in the future.  The Eden facility had previously been idle since 2017 and had a net carrying value of $37.0 million as of December 31, 2019.  The new management contract commenced on June 1, 2019, and has an indefinite term.  Either party may terminate the contract with 30 days' written notice. CoreCivic began accepting populations into the Eden facility in the third quarter of 2019 and, as of December 31, 2019, cared for an aggregate of approximately 1,000 detainees at the facility.

On December 9, 2019, CoreCivic entered into a lease with the Commonwealth of Kentucky Department of Corrections ("KYDOC") for its previously idled 656-bed Southeast Correctional Complex in Wheelwright, Kentucky, formerly known as the Southeast Kentucky Correctional Facility. The lease is expected to commence in mid-2020 and has an initial term of ten years and includes five two-year renewal options.  The KYDOC has the option to purchase the facility at its fair market value at any time during the term of the lease. The Southeast Correctional facility had previously been idle since 2012 and had a net carrying value of $20.3 million as of December 31, 2019.

Asset Dispositions

In the second quarter of 2018, CoreCivic entered into an agreement to sell its former corporate headquarters for $12.6 million. In connection with the agreement, the Company wrote-down the value of the property to its net realizable value, recognizing an asset impairment charge of $1.6 million in the second quarter of 2018. CoreCivic closed on the sale during the third quarter of 2018 and used the net proceeds from the sale to pay-down a portion of the amounts outstanding under the Company's revolving credit facility.

On June 24, 2019, CoreCivic sold a property which was leased to a third-party and located in Chester, Pennsylvania for $3.4 million. The property had a net carrying value of $3.1 million at the time of the sale, with the gain on the sale of $0.3 million recognized in the second quarter of 2019 and reflected in other (income) expense on the consolidated statement of operations.
7.	BUSINESS COMBINATIONS

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

On December 7, 2019, CoreCivic completed the acquisition of certain assets of Rehabilitation Services, Inc. ("RSI") for $4.4 million, excluding transaction related expenses.  The acquisition resulted in the addition of two residential reentry centers in Virginia.  The Ghent Residential Reentry Center, a 36-bed residential reentry center in Norfolk, Virginia and the James River Residential Reentry Center, an 84-bed residential reentry center in Newport News, Virginia provide reentry services for residents under custody of the BOP.  The residential reentry facilities can also serve an additional 34 home confinement clients on behalf of the BOP.

In allocating the purchase price for the acquisition of certain assets of RSI in 2019, CoreCivic recorded the following (in millions):

Property and equipment	$1.3
Intangible assets	0.7
Total identifiable assets	2.0
Goodwill	2.4
Total consideration	$4.4

Several factors gave rise to the goodwill recorded in the acquisitions of Center Point, TTC, RMOMS, RMSC, and RSI, such as the expected benefit from synergies of the business combinations and the long-term contracts for community corrections services that continue to broaden the scope of solutions CoreCivic provides.  The results of operations for these business combinations have been included in the Company's consolidated financial statements from the dates of the acquisitions.
8.	INVESTMENT IN AFFILIATE

CoreCivic has a 50% ownership interest in APM, an entity holding the management contract for a correctional facility, HM Prison Forest Bank, under a 25-year prison management contract with an agency of the United Kingdom government.  CoreCivic has determined that its joint venture investment in APM represents a variable interest entity ("VIE") in accordance with ASC 810, "Consolidation" of which CoreCivic is not the primary beneficiary.  The Forest Bank facility, located in Salford, England, was previously constructed and owned by a wholly-owned subsidiary of CoreCivic, which was sold in April 2001.  All gains and losses under the joint venture are accounted for using the equity method of accounting.  During 2000, CoreCivic extended a working capital loan to APM, which has an outstanding balance of $3.0 million as of December 31, 2019.

For the years ended December 31, 2019, 2018, and 2017, equity in losses of the joint venture was $128,000, $100,000, and $62,000, respectively.  The equity in losses and earnings of the joint venture is included in other (income) expense in the consolidated statements of operations.  As of December 31, 2019, CoreCivic's equity investment in APM was $38,000 and is reported in other assets on the accompanying consolidated balance sheets.  The outstanding working capital loan of $3.0 million, combined with the $38,000 investment in APM, represents CoreCivic's maximum exposure to loss in connection with APM.

9.	OTHER ASSETS

Other assets consist of the following (in thousands):

	December 31,
	2019	2018
Intangible assets:
Below market lease value, less accumulated amortization of $8,850	—	32,738
Deferred leasing assets, less accumulated amortization of $5,647 and $2,021, respectively	41,129	43,856
Other intangible assets, less accumulated amortization of $8,182 and $5,118, respectively	14,517	17,311
Construction receivable - Kansas lease	137,665	—
ROU lease assets	108,118	—
Lease incentive assets	5,454	6,096
Debt issuance costs, less accumulated amortization of $1,475 and $631, respectively	2,628	3,322
Cash equivalents and cash surrender value of life insurance held in Rabbi trust	14,448	13,977
Straight-line rent receivable	7,836	10,729
Insurance receivable	13,179	6,599
Other	5,933	6,579
	$350,907	$141,207

The gross carrying amount of intangible assets amounted to $69.5 million and $109.9 million at December 31, 2019 and 2018, respectively.  Amortization expense related to intangible assets was $6.8 million, $6.5 million, and $3.4 million for 2019, 2018, and 2017, respectively, and depending upon the nature of the asset, was either reported as operating expense or depreciation and amortization in the accompanying statement of operations for the respective periods.

As of December 31, 2019, the estimated amortization expense related to intangible assets for each of the next five years is as follows (in thousands):

2020	$6,708
2021	5,781
2022	4,565
2023	3,569
2024	3,514

10.	ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER LONG-TERM LIABILITIES

Accounts payable and accrued expenses consist of the following (in thousands):

	December 31,
	2019	2018
Trade accounts payable	$75,152	$96,642
Accrued salaries and wages	51,845	42,556
Accrued dividends	54,843	52,572
Accrued workers' compensation and auto liability	7,062	6,901
Accrued litigation	14,134	13,937
Accrued employee medical insurance	6,110	5,442
Accrued property taxes	27,900	27,288
Accrued interest	10,142	12,957
ROU lease liability	26,914	—
Deferred revenue	15,387	15,173
Construction payable	7,504	21,099
Lease financing obligation	8,603	12,771
Other	31,866	44,937
	$337,462	$352,275

The total liability for workers' compensation and auto liability was $35.8 million and $29.7 million as of December 31, 2019 and 2018, respectively, with the long-term portion included in other long-term liabilities on the accompanying consolidated balance sheets.  These liabilities were discounted to the net present value of the outstanding liabilities using a 3.0% rate in 2019 and 2018.  These liabilities amounted to $40.4 million and $33.4 million on an undiscounted basis as of December 31, 2019 and 2018, respectively.

Other long-term liabilities consist of the following (in thousands):

	December 31,
	2019	2018
Intangible contract liability	$5,417	$5,804
Accrued workers' compensation	28,769	22,798
Accrued deferred compensation	10,919	11,507
Lease financing obligation	7,634	18,817
ROU lease liability	51,247	—
Other	1,593	1,622
	$105,579	$60,548

11.	DEBT

Debt outstanding consists of the following (in thousands):

	December 31,
	2019	2018
Revolving Credit Facility maturing April 2023. Interest payable periodically at variable interest rates. The weighted average rate at December 31, 2019 and 2018 was 3.3% and 4.0%, respectively.	$365,000	$201,000
Term Loan A maturing April 2023. Interest payable periodically at variable interest rates. The rate at December 31, 2019 and 2018 was 3.3% and 4.0%, respectively. Unamortized debt issuance costs amounted to $0.1 million at both December 31, 2019 and 2018.	190,000	197,500
Term Loan B maturing December 2024. Interest payable periodically at variable interest rates. The rate at December 31, 2019 was 6.3%. Unamortized debt issuance costs amounted to $4.6 million at December 31, 2019.	250,000	—
4.625% Senior Notes maturing May 2023. Unamortized debt issuance costs amounted to $2.1 million and $2.7 million at December 31, 2019 and 2018, respectively.	350,000	350,000
4.125% Senior Notes. Unamortized debt issuance costs amounted to $1.0 million at 2018.	—	325,000
5.0% Senior Notes maturing October 2022. Unamortized debt issuance costs amounted to $1.3 million and $1.8 million at December 31, 2019 and 2018, respectively.	250,000	250,000
4.75% Senior Notes maturing October 2027. Unamortized debt issuance costs amounted to $3.1 million and $3.5 million at December 31, 2019 and 2018, respectively.	250,000	250,000
4.5% Capital Commerce Center Non-Recourse Mortgage Note maturing January 2033. Unamortized debt issuance costs amounted to $0.3 million at both December 31, 2019 and 2018.	22,209	23,429
4.43% Lansing Correctional Center Non-Recourse Mortgage Note maturing January 2040. Unamortized debt issuance costs amounted to $3.3 million and $3.4 million at December 31, 2019 and 2018, respectively.	159,522	62,331
4.5% SSA- Baltimore Non-Recourse Mortgage Note maturing February 2034. Unamortized debt issuance costs amounted to $0.2 million and $0.3 million at December 31, 2019 and 2018, respectively.	150,134	155,535
Total debt	1,986,865	1,814,795
Unamortized debt issuance costs	(14,993)	(13,119)
Unamortized original issue discount	(12,500)	—
Current portion of long-term debt	(31,349)	(14,121)
Long-term debt, net	$1,928,023	$1,787,555

Revolving Credit Facility.  On April 17, 2018, CoreCivic entered into the Second Amended and Restated Credit Agreement (referred to herein individually as the "Bank Credit Agreement") in an aggregate principal amount of up to $1.0 billion.  The Bank Credit Agreement provides for a term loan of $200.0 million (the "Term Loan A") and a revolving credit facility in an aggregate principal amount of up to $800.0 million (the "Revolving Credit Facility"). The Bank Credit Agreement has a maturity of April 2023.  The Bank Credit Agreement also contains an "accordion" feature that provides for uncommitted incremental extensions of credit in the form of increases in the revolving commitments or incremental term loans of up to $350.0 million. At CoreCivic's option, interest on outstanding borrowings under the Revolving Credit Facility is based on either a base rate plus a margin ranging from 0.00% to 1.00% or at the London Interbank Offered Rate ("LIBOR") plus a margin ranging from 1.00% to 2.00% based on CoreCivic's then-current leverage ratio.  The Revolving Credit Facility includes a $30.0 million sublimit for swing line loans that enables CoreCivic to borrow at the base rate from the Administrative Agent on same-day notice.

Based on CoreCivic's total leverage ratio, loans under the Revolving Credit Facility currently bear interest at the base rate plus a margin of 0.50% or at LIBOR plus a margin of 1.50%, and a commitment fee equal to 0.35% of the unfunded balance.  The Revolving Credit Facility also has a $50.0 million sublimit for the issuance of standby letters of credit. As of December 31, 2019, CoreCivic had $365.0 million in borrowings outstanding under the Revolving Credit Facility as well as $22.3 million in letters of credit outstanding resulting in $412.7 million available under the Revolving Credit Facility.

The Revolving Credit Facility is secured by a pledge of all of the capital stock of CoreCivic's domestic restricted subsidiaries, 65% of the capital stock of CoreCivic's foreign subsidiaries, all of CoreCivic's accounts receivable, and all of CoreCivic's deposit accounts. The Revolving Credit Facility requires CoreCivic to meet certain financial covenants, including, without limitation, a maximum total leverage ratio, a maximum secured leverage ratio, and a minimum fixed charge coverage ratio.  As of December 31, 2019, CoreCivic was in compliance with all such covenants.  In addition, the Revolving Credit Facility contains certain covenants that, among other things, limit the incurrence of additional indebtedness, payment of dividends and other customary restricted payments, permitted investments, transactions with affiliates, asset sales, mergers and consolidations, liquidations, prepayments and modifications of other indebtedness, liens and other encumbrances and other matters customarily restricted in such agreements.  In addition, the Revolving Credit Facility is subject to certain cross-default provisions with terms of CoreCivic's other unsecured indebtedness, and is subject to acceleration upon the occurrence of a change of control.

As a result of opposition to immigration policies and the association of private companies with the enforcement of such policies, some banks have recently announced that they do not expect to continue providing credit or financial services to private entities that operate correctional and detention facilities, including CoreCivic.  The banks are legally obligated to honor their commitments under the Bank Credit Agreement, which expires in April 2023.

Incremental Term Loan A.  Interest rate margins under the Term Loan A are the same as the interest rate margins under the Revolving Credit Facility.  The Term Loan A also has the same collateral requirements, financial and certain other covenants, and cross-default provisions as the Revolving Credit Facility.  The Term Loan A, which is pre-payable without penalty, also has a maturity concurrent with the Revolving Credit Facility due April 2023, with scheduled quarterly principal payments through April 2023.  As of December 31, 2019, the outstanding balance of the Term Loan A was $190.0 million.

Senior Secured Term Loan B.  On December 18, 2019, CoreCivic entered into a new $250.0 million Senior Secured Term Loan B ("Term Loan B").  The Term Loan B bears interest at a rate of LIBOR plus 4.50%, with a 1.00% LIBOR floor (or, at CoreCivic's option, a base rate plus 3.50%), and has a five-year maturity with scheduled quarterly principal payments through December 2024.  The Term Loan B will be secured by a first lien on certain specified real property assets, representing a loan-to-value of no greater than 80%.  CoreCivic can prepay the Term Loan B at any time and from time to time, without premium or penalty, except that a premium of 1.0% of the amount prepaid must accompany any prepayment made prior to December 18, 2020, with the proceeds of any new or replacement tranche of term loans that are in the nature of what are commonly referred to as "B" term loans and that bear interest with an all-in yield less than the all-in yield applicable to the Term Loan. The 1.0% prepayment premium is also payable in respect of certain repricing events occurring prior to December 18, 2020.  The Term Loan B was issued at a price of 95% of the principal amount of the Term Loan B, resulting in a discount of $12.5 million, which is amortized into interest expense over the term of the Term Loan B.   Proceeds from the issuance of the Term Loan B were used to partially fund the early redemption of the $325.0 million in aggregate principal amount of 4.125% senior notes due 2020 (the "4.125% Senior Notes"), as further described hereafter, transaction fees and expenses, and to provide for general corporate purposes.  CoreCivic capitalized approximately $4.6 million of costs associated with the issuance of the Term Loan B.

Senior Notes.  Interest on the $350.0 million aggregate principal amount of CoreCivic's 4.625% senior notes issued in April 2013 (the "4.625% Senior Notes") accrues at the stated rate and is payable in May and November of each year.  The 4.625% Senior Notes are scheduled to mature on May 1, 2023.  Interest on the $250.0 million aggregate principal amount of CoreCivic's 5.0% senior notes issued in September 2015 (the "5.0% Senior Notes") accrues at the stated rate and is payable in April and October of each year.  The 5.0% Senior Notes are scheduled to mature on October 15, 2022. Interest on the $250.0 million aggregate principal amount of CoreCivic's 4.75% senior notes issued in October 2017 (the "4.75% Senior Notes") accrues at the stated rate and is payable in April and October of each year.  The 4.75% Senior Notes are scheduled to mature on October 15, 2027.

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

On December 2, 2019, CoreCivic gave irrevocable notice that the Company would redeem the 4.125% Senior Notes on January 1, 2020 ("the Redemption Date") at a redemption price equal to 100% of the principal amount of the 4.125% Senior Notes, plus accrued and unpaid interest to but excluding the Redemption Date ("the Redemption Amount").  On December 27, 2019, and in accordance with the indenture governing the 4.125% Senior Notes, CoreCivic satisfied and discharged the 4.125% Senior Notes by irrevocably depositing the Redemption Amount due on the Redemption Date with the trustee.  Accordingly, the 4.125% Senior Notes are not included on the Company's consolidated balance sheet as of December 31, 2019. CoreCivic financed the Redemption Amount with borrowings under its Revolving Credit Facility and net proceeds from the Term Loan B. CoreCivic incurred $0.6 million of expenses associated with this debt refinancing transaction.

Non-Recourse Mortgage Notes:

Capital Commerce Center.  As previously discussed herein, on January 19, 2018, CoreCivic acquired the 261,000 square-foot Capital Commerce Center, located in Tallahassee, Florida, for a purchase price of $44.7 million.  The acquisition was partially financed with a $24.5 million non-recourse mortgage note (the "Capital Commerce Note"), which is fully-secured by the Capital Commerce Center property, with an interest rate of 4.5%, maturing in January 2033.  Principal and interest on the Capital Commerce Note are payable in equal monthly payments over the 15-year term of the note. The Capital Commerce Note is pre-payable at any time with a prepayment charge, if any, equal to an amount so as to maintain the same yield on the Capital Commerce Note as if it had been carried through to its full term using Treasury instruments having a term equal to the remaining term of the Capital Commerce Note as of the prepayment date. CoreCivic capitalized approximately $0.4 million of costs associated with the Capital Commerce Note.  As of December 31, 2019, the outstanding balance of the mortgage note was $22.2 million.

Lansing Correctional Facility.  On April 20, 2018, CoreCivic of Kansas, LLC (the "Issuer"), a wholly-owned unrestricted subsidiary of the Company, priced $159.5 million in aggregate principal amount of non-recourse senior secured notes of the Issuer (the "Kansas Notes"), in a private placement pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended.  The private placement closed on June 1, 2018.  The Company used the proceeds of the private placement, which were drawn on quarterly funding dates beginning in the second quarter of 2018, to fund construction of the Lansing Correctional Facility, along with costs and expenses of the project.  The Kansas Notes have a yield to maturity of 4.43% and are scheduled to mature in January 2040, 20 years following completion of the project, which occurred in January 2020. Principal and interest on the Kansas Notes will be payable in quarterly payments beginning in July 2020 until maturity. CoreCivic may redeem all or part of the Kansas Notes at any time upon written notice of not less than 30 days and not more than 60 days prior to the date fixed for such prepayment, with a "make-whole" amount, together with interest on the Kansas Notes accrued to, but not including, the redemption date. CoreCivic capitalized approximately $3.4 million of costs associated with the private placement. Because the Issuer has been designated as an unrestricted subsidiary of the Company under terms of the Company's Credit Agreement, the issuance and service of the Kansas Notes, and the revenues and expenses associated with the facility lease, will not impact the financial covenants associated with the Company's Credit Agreement.  As of December 31, 2019, the outstanding balance of the Kansas Notes was $159.5 million.

SSA-Baltimore.  As previously discussed herein, on August 23, 2018, CoreCivic acquired the 541,000 square-foot SSA-Baltimore office building for a purchase price of $242.0 million.  In connection with the acquisition, a wholly-owned unrestricted subsidiary of the Company assumed $157.3 million of in-place financing that was used to fund the initial construction of the property in 2014.  The assumed non-recourse mortgage note (the "SSA-Baltimore Note") carries a fixed interest rate of 4.5% and requires monthly principal and interest payments, with a balloon payment of $40.0 million due at maturity in February 2034. The SSA-Baltimore Note is fully-secured by the SSA-Baltimore property.  CoreCivic may pre-pay the SSA-Baltimore Note in whole or in part upon not less than 30 days' and not more than 60 days' prior written notice and such pre-payment shall include a "make-whole" amount.  During the last 90 days of the permanent loan term and upon 30 days' prior written notice, CoreCivic may prepay the note in full, including any accrued and outstanding interest on any permanent loan payment date, without the payment of the "make-whole" amount. CoreCivic capitalized approximately $0.2 million of costs associated with the assumption of the SSA-Baltimore Note.  As of December 31, 2019, the outstanding balance of the SSA-Baltimore Note was $150.1 million.

CoreCivic may also seek to issue additional debt or equity securities from time to time when the Company determines that market conditions and the opportunity to utilize the proceeds from the issuance of such securities are favorable.

Guarantees and Covenants.  All of the restricted domestic subsidiaries of CoreCivic (as the parent corporation) have provided full and unconditional guarantees of the Senior Notes.  All of CoreCivic's subsidiaries guaranteeing the Senior Notes are 100% owned subsidiaries of CoreCivic; and the subsidiary guarantees are full and unconditional and are joint and several obligations of the guarantors.

As of December 31, 2019, neither CoreCivic nor any of its subsidiary guarantors had any material or significant restrictions on CoreCivic's ability to obtain funds from its subsidiaries by dividend or loan or to transfer assets from such subsidiaries.

The indentures governing the Senior Notes contain certain customary covenants that, subject to certain exceptions and qualifications, restrict CoreCivic's ability to, among other things, make restricted payments; incur additional debt or issue certain types of preferred stock; create or permit to exist certain liens; consolidate, merge or transfer all or substantially all of CoreCivic's assets; and enter into transactions with affiliates.  In addition, if CoreCivic sells certain assets (and generally does not use the proceeds of such sales for certain specified purposes) or experiences specific kinds of changes in control, CoreCivic must offer to repurchase all or a portion of the Senior Notes.  The offer price for the Senior Notes in connection with an asset sale would be equal to 100% of the aggregate principal amount of the notes repurchased plus accrued and unpaid interest and liquidated damages, if any, on the notes repurchased to the date of purchase.  The offer price for the Senior Notes in connection with a change in control would be 101% of the aggregate principal amount of the notes repurchased plus accrued and unpaid interest and liquidated damages, if any, on the notes repurchased to the date of purchase.  The Senior Notes are also subject to certain cross-default provisions with the terms of CoreCivic's Bank Credit Agreement, as well as the credit agreement governing the Term Loan B (referred to herein individually as the "Term Loan B Credit Agreement"), collectively referred to herein as CoreCivic's "Credit Agreements", as more fully described hereafter.

Other Debt Transactions

Letters of Credit.  At December 31, 2019 and 2018, CoreCivic had $22.3 million and $24.0 million, respectively, in outstanding letters of credit.  The letters of credit were issued to secure CoreCivic's workers' compensation and general liability insurance policies, performance bonds, and utility deposits.  Except for $0.3 million outstanding at December 31, 2018, the letters of credit were provided by a sub-facility under the Revolving Credit Facility.

Debt Maturities

Scheduled principal payments as of December 31, 2019 for the next five years and thereafter were as follows (in thousands):

2020	$31,349
2021	39,087
2022	292,981
2023	904,110
2024	194,937
Thereafter	524,401
Total debt	$1,986,865

Cross-Default Provisions

The provisions of CoreCivic's debt agreements relating to the Credit Agreements and the Senior Notes contain certain cross-default provisions.  Any events of default under the Credit Agreements that result in the lenders' actual acceleration of amounts outstanding thereunder also result in an event of default under the Senior Notes.  Additionally, any events of default under the Senior Notes that give rise to the ability of the holders of such indebtedness to exercise their acceleration rights also result in an event of default under the Credit Agreements.

If CoreCivic were to be in default under the Credit Agreements, and if the lenders under the Credit Agreements elected to exercise their rights to accelerate CoreCivic's obligations under the Credit Agreements, such events could result in the acceleration of all or a portion of CoreCivic's Senior Notes, which would have a material adverse effect on CoreCivic's liquidity and financial position.  CoreCivic does not have sufficient working capital to satisfy its debt obligations in the event of an acceleration of all or a substantial portion of CoreCivic's outstanding indebtedness.
12.	DEFERRED REVENUE

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

Under the fixed monthly payment schedule of the original amended IGSA, ICE agreed to pay CoreCivic $70.0 million in two $35.0 million installments during the fourth quarter of 2014 and graduated fixed monthly payments over the remaining months of the contract. CoreCivic used the multiple-element arrangement guidance prescribed in ASC 605, "Revenue Recognition" in determining the total revenue to be recognized over the term of the amended IGSA.  During the years ended December 31, 2019, 2018, and 2017, CoreCivic recognized $170.6 million, $170.6 million, and $170.1 million, respectively, in revenue associated with the amended IGSA with the unrecognized balance of the fixed monthly payments reported in deferred revenue.  The current portion of deferred revenue is reflected within accounts payable and accrued expenses while the long-term portion is reflected in deferred revenue on the accompanying consolidated balance sheets.  As of December 31, 2019 and 2018, total deferred revenue associated with this agreement amounted to $26.1 million and $39.7 million, respectively.
13.	INCOME TAXES

As discussed in Note 1, the Company began operating in compliance with REIT requirements for federal income tax purposes effective January 1, 2013.  As a REIT, the Company must distribute at least 90 percent of its taxable income (including dividends paid to it by its TRSs) and will not pay federal income taxes on the amount distributed to its stockholders.  In addition, the Company must meet a number of other organizational and operational requirements, which the Company currently expects to continue to meet. Most states where CoreCivic holds investments in real estate conform to the federal rules recognizing REITs. Certain subsidiaries have made an election with the Company to be treated as TRSs in conjunction with the Company's REIT election; the TRS elections permit CoreCivic to engage in certain business activities in which the REIT may not engage directly. A TRS is subject to federal and state income taxes on the income from these activities and therefore, CoreCivic includes a provision for taxes in its consolidated financial statements.

The TCJA was enacted on December 22, 2017.  The TCJA reduced the U.S. federal corporate tax rate from 35% to 21%, required companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred, and created new taxes on certain foreign-sourced earnings.  However, the TCJA did not change the dividends paid deduction applicable to REITs and, therefore, CoreCivic generally will not be subject to federal income taxes on the Company's REIT taxable income and gains that it distributes to its stockholders.  In the fourth quarter of 2017, the Company recorded, in accordance with ASC 740, the tax effects of enactment of the TCJA on existing deferred tax balances and there was no one-time transition tax on foreign earnings.  The Company re-measured certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 21%. In the fourth quarter of 2017, the Company recognized a charge of $4.5 million, which was included as a component of income tax expense, for the revaluation of deferred tax assets and liabilities and other taxes associated with the TCJA. CoreCivic applied the guidance in the SEC Staff Accounting Bulletin 118, "Income Tax Accounting Implications of the Tax Cuts and Jobs Act" when accounting for the enactment-date effects of the TCJA in 2017 and throughout 2018. During the third quarter of 2018, the Company revised its estimates of the revaluation of deferred tax assets and liabilities resulting in the recognition of an additional charge of $1.0 million, which was also included as a component of income tax expense.  Upon this revision in the third quarter of 2018, the Company completed its accounting for all of the enactment-date income tax effects of the TCJA.

Income tax expense is comprised of the following components (in thousands):

	For the Years Ended December 31,
	2019	2018	2017
Current income tax expense
Federal	$5,324	$10,481	$10,202
State	3,677	2,308	2,788
	9,001	12,789	12,990
Deferred income tax expense (benefit)
Federal	(489)	(3,422)	1,088
State	(673)	(1,014)	(167)
	(1,162)	(4,436)	921
Income tax expense	$7,839	$8,353	$13,911

Significant components of CoreCivic's deferred tax assets and liabilities as of December 31, 2019 and 2018, are as follows (in thousands):

	December 31,
	2019	2018
Noncurrent deferred tax assets:
Asset reserves and liabilities not yet deductible for tax	$28,247	$21,742
Tax over book basis of certain assets	1,451	1,665
Net operating loss and tax credit carryforwards	5,130	5,483
Intangible contract value	262	148
Other	103	123
Total noncurrent deferred tax assets	35,193	29,161
Less valuation allowance	(3,865)	(3,986)
Total noncurrent deferred tax assets	31,328	25,175
Noncurrent deferred tax liabilities:
Book over tax basis of certain assets	(11,478)	(5,707)
Intangible value	(2,264)	(2,370)
Other	(1,528)	(2,151)
Total noncurrent deferred tax liabilities	(15,270)	(10,228)
Net total noncurrent deferred tax assets	$16,058	$14,947

A reconciliation of the income tax provision at the statutory income tax rate and the effective tax rate as a percentage of income from continuing operations before income taxes for the years ended December 31, 2019, 2018, and 2017 is as follows:

	2019	2018	2017
Statutory federal rate	21.0%	21.0%	35.0%
Dividends paid deduction	(18.9)	(18.6)	(31.3)
State taxes, net of federal tax benefit	1.2	1.0	1.2
Permanent differences	1.2	1.0	0.6
Charges associated with adoption of tax reform	—	0.6	2.4
Tax benefit of equity-based compensation	0.1	0.5	(0.5)
Other items, net	(0.6)	(0.5)	(0.2)
	4.0%	5.0%	7.2%

CoreCivic's effective tax rate was 4.0%, 5.0%, and 7.2% during 2019, 2018, and 2017, respectively.  As a REIT, CoreCivic is entitled to a deduction for dividends paid, resulting in a substantial reduction in the amount of federal income tax expense it recognizes.  Substantially all of CoreCivic's income tax expense is incurred based on the earnings generated by its TRSs.  CoreCivic's overall effective tax rate is based on its taxable income primarily generated by its TRSs. The Company's consolidated effective tax rate could fluctuate in the future based on changes in estimates of taxable income, the relative amounts of taxable income generated by the TRSs and the REIT, the implementation of additional tax planning strategies, changes in federal or state tax rates or laws affecting tax credits available to the Company, changes in other tax laws, changes in estimates related to uncertain tax positions, or changes in state apportionment factors, as well as changes in the valuation allowance applied to the Company's deferred tax assets that are based primarily on the amount of state net operating losses and tax credits that could expire unused.

CoreCivic had no liabilities for uncertain tax positions as of December 31, 2019 and 2018. CoreCivic recognizes interest and penalties related to unrecognized tax positions in income tax expense. CoreCivic does not currently anticipate that the total amount of unrecognized tax positions will significantly change in the next twelve months.

CoreCivic's U.S. federal income tax returns for tax years 2016 through 2018 remain subject to examination by the IRS.  All states in which CoreCivic files income tax returns follow the same statute of limitations as the federal government, with the exception of the following states whose open tax years include 2015 through 2018: Arizona, California, Colorado, Kentucky, Minnesota, New Jersey, Texas, and Wisconsin.

In October 2019, the Company received notification that the IRS intended to commence an audit of the federal income tax return of the Company's REIT for the year ended December 31, 2017.  The IRS has begun its audit.  Audit outcomes and the timing of any settlements of asserted income tax liabilities, if any, are subject to significant uncertainty.  The generally applicable statute of limitations for assessments of United States federal income taxes remains open for tax years 2016 to present.

14.	STOCKHOLDERS' EQUITY

Dividends on Common Stock

The tax characterization of dividends per share on common shares as reported to stockholders was as follows for the years ended December 31, 2019, 2018, and 2017:

			Ordinary		Return of		Total
Declaration Date	Record Date	Payable Date	Income		Capital		Per Share
February 17, 2017	April 3, 2017	April 17, 2017	0.363660	(1)	0.056340		$0.42
May 11, 2017	July 3, 2017	July 17, 2017	0.363660	(1)	0.056340		$0.42
August 10, 2017	October 2, 2017	October 16, 2017	0.363660	(1)	0.056340		$0.42
December 7, 2017	January 2, 2018	January 15, 2018	0.387446	(2)	0.032554		$0.42
February 22, 2018	April 2, 2018	April 16, 2018	0.396671	(3)	0.033329		$0.43
May 11, 2018	July 2, 2018	July 16, 2018	0.396671	(3)	0.033329		$0.43
August 16, 2018	October 1, 2018	October 15, 2018	0.396671	(3)	0.033329		$0.43
December 13, 2018	January 2, 2019	January 15, 2019	0.374927	(4)	0.055073		$0.43
February 21, 2019	April 1, 2019	April 15, 2019	0.383646	(5)	0.056354		$0.44
May 16, 2019	July 1, 2019	July 16, 2019	0.383646	(5)	0.056354		$0.44
August 15, 2019	October 1, 2019	October 15, 2019	0.383646	(5)	0.056354		$0.44
December 12, 2019	January 6, 2020	January 15, 2020	—	(6)	—	(6)	$0.44

(1) $0.000000 of this amount constitutes a "Qualified Dividend", as defined by the IRS.

(2) $0.051840 of this amount constitutes a "Qualified Dividend", as defined by the IRS.

(3) $0.053074 of this amount constitutes a "Qualified Dividend", as defined by the IRS.

(4) $0.041313 of this amount constitutes a "Qualified Dividend", as defined by the IRS.

(5) $0.042274 of this amount constitutes a "Qualified Dividend", as defined by the IRS.

(6) Taxable in 2020.

Future dividends will depend on CoreCivic's distribution requirements as a REIT, future cash flows and earnings, capital requirements, financial condition, limitations under debt covenants, opportunities for alternative uses of capital, and on such other factors as the Board of Directors of CoreCivic may consider relevant.

Common Stock

Restricted shares.  During 2019, CoreCivic issued approximately 934,000 shares of RSUs to certain of its employees and non-employee directors, with an aggregate value of $20.1 million, including 850,000 RSUs to employees and non-employee directors whose compensation is charged to general and administrative expense and 84,000 RSUs to employees whose compensation is charged to operating expense.  During 2018, CoreCivic issued approximately 945,000 RSUs to certain of its employees and non-employee directors, with an aggregate value of $20.5 million, including 850,000 RSUs to employees and non-employee directors whose compensation is charged to general and administrative expense and 95,000 RSUs to employees whose compensation is charged to operating expense.

Since 2015, CoreCivic has established performance-based vesting conditions on the RSUs awarded to its officers and executive officers that, unless earlier vested under the terms of the agreements, were subject to vesting over a three-year period based upon the satisfaction of certain annual performance criteria, and no more than one-third of the RSUs could vest in any one performance period.  The RSUs awarded to officers and executive officers in 2019 consist of a combination of awards with performance-based conditions and time-based conditions.  Unless earlier vested under the terms of the RSU agreements, the RSUs with time-based vesting conditions vest evenly generally on the first, second, and third anniversary of the award. The RSUs with performance-based vesting conditions are divided into one-third increments, each of which is subject to vesting based upon satisfaction of certain annual performance criteria established at the beginning of the fiscal years ending December 31, 2019, 2020, and 2021, and which can be increased by up to 150% or decreased to 0% based on performance relative to the annual performance criteria, and further increased or decreased using a modifier of 80% to 120% based on CoreCivic's total shareholder return relative to a peer group.  Based on performance achieved for 2019, the RSUs subject to performance-based vesting criteria were increased by 145.8%, but were reduced to the 80% modifier based on CoreCivic's total shareholder return relative to the peer group. Because the performance criteria for the fiscal years ending December 31, 2020 and 2021 have not yet been established, the values of the second and third RSU increments for financial reporting purposes will not be determined until such criteria are established.  Time-based RSUs issued to other employees, unless earlier vested under the terms of the agreements, generally vest equally on the first, second, and third anniversary of the award.  RSUs issued to non-employee directors vest one year from the date of award.

Nonvested RSU transactions as of December 31, 2019 and for the year then ended are summarized below (in thousands, except per share amounts).

	Shares of RSUs	Weighted average grant date fair value
Nonvested at December 31, 2018	1,225	$24.67
Granted	934	$21.49
Cancelled	(73)	$23.78
Vested	(524)	$25.53
Nonvested at December 31, 2019	1,562	$22.52

During 2019, 2018, and 2017, CoreCivic expensed $17.3 million ($1.8 million of which was recorded in operating expenses and $15.5 million of which was recorded in general and administrative expenses), $13.1 million ($1.8 million of which was recorded in operating expenses and $11.3 million of which was recorded in general and administrative expenses), and $13.3 million ($1.9 million of which was recorded in operating expenses and $11.4 million of which was recorded in general and administrative expenses), net of forfeitures, relating to RSUs, respectively. As of December 31, 2019, CoreCivic had $16.5 million of total unrecognized compensation cost related to RSUs that is expected to be recognized over a remaining weighted-average period of 1.6 years.  The total fair value of restricted common stock and RSUs that vested during 2019, 2018, and 2017 was $13.4 million, $15.3 million, and $16.6 million, respectively.

On August 28, 2018, CoreCivic entered into an Amended and Restated ATM Equity Offering Sales Agreement, or ATM Agreement, with multiple sales agents, pursuant to which the Company may offer and sell to or through the agents, from time to time, shares of the Company's common stock, par value $0.01 per share, having an aggregate gross sales price of up to $200.0 million. Sales, if any, of the Company's shares of common stock will be made primarily in “at-the-market” offerings, as defined in Rule 415 under the Securities Act of 1933, as amended. The shares of common stock will be offered and sold pursuant to CoreCivic's registration statement on Form S-3 and a related prospectus supplement, both filed with the SEC on August 28, 2018.  CoreCivic intends to use substantially all of the net proceeds from any sale of shares of the Company's common stock to repay outstanding borrowings or for working capital and other general corporate purposes, which may include investments.  There were no shares of the Company's common stock sold under the ATM Agreement during 2018 and 2019.

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

Since 2012, CoreCivic has elected not to issue stock options to its non-employee directors, officers, and executive officers as it had in prior years, and instead elected to issue all of its equity compensation in the form of RSUs as previously described herein. All outstanding stock options were fully vested as of December 31, 2016.

Stock option transactions relating to CoreCivic's non-qualified stock option plans are summarized below (in thousands, except exercise prices):

	No. of options	Weighted- Average Exercise Price of options	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2018	706	$20.32
Granted	—	—
Exercised	(62)	14.19
Cancelled	—	—
Outstanding at December 31, 2019	644	$20.91	1.4	$—
Exercisable at December 31, 2019	644	$20.91	1.4	$—

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between CoreCivic's stock price as of December 31, 2019 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2019. This amount changes based on the fair market value of CoreCivic's stock. The total intrinsic value of options exercised during the years ended December 31, 2019, 2018, and 2017 was $0.5 million, $1.3 million, and $2.9 million, respectively.

At CoreCivic's 2011 annual meeting of stockholders held in May 2011, CoreCivic's stockholders approved an amendment to the 2008 Stock Incentive Plan that increased the authorized limit on issuance of new awards to an aggregate of up to 18.0 million shares.  In addition, during the 2003 annual meeting the stockholders approved the adoption of CoreCivic's Non-Employee Directors' Compensation Plan, authorizing CoreCivic to issue up to 225,000 shares of common stock pursuant to the plan.  As of December 31, 2019, CoreCivic had 5.0 million shares available for issuance under the Amended and Restated 2008 Stock Incentive Plan and 0.2 million shares available for issuance under the Non-Employee Directors' Compensation Plan.

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

A reconciliation of the numerator and denominator of the basic earnings per share computation to the numerator and denominator of the diluted earnings per share computation is as follows (in thousands, except per share data):

	For the Years Ended December 31,
	2019	2018	2017
NUMERATOR
Basic:
Net income	$188,886	$159,207	$178,040
Diluted:
Net income	$188,886	$159,207	$178,040
DENOMINATOR
Basic:
Weighted average common shares outstanding	119,028	118,544	118,084
Diluted:
Weighted average common shares outstanding	119,028	118,544	118,084
Effect of dilutive securities:
Stock options	22	111	310
Restricted stock-based awards	114	61	71
Weighted average shares and assumed conversions	119,164	118,716	118,465
BASIC EARNINGS PER SHARE	$1.59	$1.34	$1.51
DILUTED EARNINGS PER SHARE	$1.59	$1.34	$1.50

Approximately 486,000, 317,000, and 8,000 stock options were excluded from the computations of diluted earnings per share for the years ended December 31, 2019, 2018, and 2017, respectively, because they were anti-dilutive.
16.	COMMITMENTS AND CONTINGENCIES

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

Retirement Plan

All employees of CoreCivic are eligible to participate in the CoreCivic 401(k) Savings and Retirement Plan (the "Plan") upon reaching age 18 and completing six months of qualified service.  Eligible employees may contribute up to 90% of their eligible compensation, subject to IRS limitations.  For the years ended December 31, 2019, 2018, and 2017, CoreCivic provided a discretionary matching contribution equal to 100% of the employee's contributions up to 5% of the employee's eligible compensation to employees with at least 500 hours of employment in the plan year. Employer matching contributions paid into the Plan each pay period vest immediately pursuant to safe harbor provisions adopted by the Plan.

During 2019, 2018, and 2017, CoreCivic's discretionary contributions to the Plan, net of forfeitures, were $14.2 million, $13.2 million, and $12.3 million, respectively.

Deferred Compensation Plans

CoreCivic provides two non-qualified deferred compensation plans (the "Deferred Compensation Plans") for non-employee directors and for certain senior executives.  The Deferred Compensation Plans are unfunded plans maintained for the purpose of providing CoreCivic's directors and certain of its senior executives the opportunity to defer a portion of their compensation.  Under the terms of the Deferred Compensation Plans, certain senior executives may elect to contribute on a pre-tax basis up to 50% of their base salary and up to 100% of their cash bonus, and non-employee directors may elect to contribute on a pre-tax basis up to 100% of their director retainer and meeting fees.  During the years ended December 31, 2019, 2018, and 2017, CoreCivic matched 100% of employee contributions up to 5% of total cash compensation.  CoreCivic also contributes a fixed rate of return on balances in the Deferred Compensation Plans, determined at the beginning of each plan year.  Matching contributions and investment earnings thereon become vested 20% after two years of service, 40% after three years of service, 80% after four years of service, and 100% after five or more years of service.  Distributions are generally payable no earlier than five years subsequent to the date an individual becomes a participant in the Plan, or upon termination of employment (or the date a director ceases to serve as a director of CoreCivic), at the election of the participant.  Distributions to senior executives must commence on or before the later of 60 days after the participant's separation from service or the fifteenth day of the month following the month the individual attains age 65.

During 2019, 2018, and 2017, CoreCivic provided a fixed return of 5.0% in each year to participants in the Deferred Compensation Plans.  CoreCivic has purchased life insurance policies on the lives of certain employees of CoreCivic, which are intended to fund distributions from the Deferred Compensation Plans.  CoreCivic is the sole beneficiary of such policies.  At the inception of the Deferred Compensation Plans, CoreCivic established an irrevocable Rabbi Trust to secure the plans' obligations.  However, assets in the Deferred Compensation Plans are subject to creditor claims in the event of bankruptcy.  During 2019, 2018, and 2017, CoreCivic recorded $0.2 million, $0.3 million, and $0.1 million, respectively, of matching contributions as general and administrative expense associated with the Deferred Compensation Plans.  Assets in the Rabbi Trust were $14.4 million and $14.0 million as of December 31, 2019 and 2018, respectively, and were reflected in other assets on the accompanying consolidated balance sheets. As of December 31, 2019 and 2018, CoreCivic's liability related to the Deferred Compensation Plans was $12.9 million and $12.3 million, respectively, which was reflected in accounts payable and accrued expenses and other liabilities on the accompanying consolidated balance sheets.

Employment and Severance Agreements

CoreCivic currently has employment agreements with several of its executive officers, which provide for the payment of certain severance amounts upon termination of employment under certain circumstances or a change of control, as defined in the agreements.
17.	SEGMENT REPORTING

As of December 31, 2019, CoreCivic operated 50 correctional and detention facilities, 43 of which the Company owned.  In addition, CoreCivic owned and operated 29 residential reentry centers and owned 28 properties for lease to third parties.  Management views CoreCivic's operating results in three operating segments, CoreCivic Safety, CoreCivic Community, and CoreCivic Properties.  CoreCivic Safety includes the operating results of those correctional and detention facilities placed into service that were owned, or controlled via a long-term lease, and managed by CoreCivic, as well as those correctional and detention facilities owned by a third party and managed by CoreCivic.  CoreCivic Safety also includes the operating results of TransCor America, LLC, a subsidiary of the Company that provides transportation services to governmental agencies.  CoreCivic Community includes the operating results of those residential reentry centers placed into service that were owned, or controlled via a long-term lease, and managed by CoreCivic.  CoreCivic Community also includes the operating results of the Company's electronic monitoring and case management services. CoreCivic Properties includes the operating results of those properties leased to third parties.  The operating performance of the three segments can be measured based on their net operating income.  CoreCivic defines facility net operating income as a facility's revenues less operating expenses.

The revenue and net operating income for each of the three segments and a reconciliation to CoreCivic's operating income is as follows for the three years ended December 31, 2019, 2018, and 2017 (in thousands):

	For the Years Ended December 31,
	2019	2018	2017
Revenue:
Safety	$1,779,958	$1,675,998	$1,648,224
Community	123,265	101,841	74,263
Properties	77,307	57,899	40,440
Total segment revenue	1,980,530	1,835,738	1,762,927
Operating expenses:
Safety	1,304,121	1,222,418	1,185,621
Community	95,159	76,898	51,501
Properties	22,803	15,420	11,831
Total segment operating expenses	1,422,083	1,314,736	1,248,953
Facility net operating income:
Safety	475,837	453,580	462,603
Community	28,106	24,943	22,762
Properties	54,504	42,479	28,609
Total facility net operating income	558,447	521,002	513,974
Other revenue (expense):
Other revenue	159	28	2,571
Other operating expense	(686)	(514)	(584)
General and administrative	(127,078)	(106,865)	(107,822)
Depreciation and amortization	(144,572)	(156,501)	(147,129)
Contingent consideration for acquisition of businesses	—	(6,085)	—
Asset impairments	(4,706)	(1,580)	(614)
Operating income	$281,564	$249,485	$260,396

The following table summarizes capital expenditures including accrued amounts for the years ended December 31, 2019, 2018, and 2017 (in thousands):

	For the Years Ended December 31,
	2019	2018	2017
Capital expenditures:
Safety	$77,662	$94,559	$55,712
Community	5,859	15,689	35,489
Properties	95,109	365,628	18,327
Corporate and other	12,111	11,260	5,219
Total capital expenditures	$190,741	$487,136	$114,747

The total assets are as follows (in thousands):

	December 31,
	2019	2018
Assets:
Safety	$2,606,127	$2,621,880
Community	275,882	281,198
Properties	682,249	606,770
Corporate and other	227,373	145,812
Total assets	$3,791,631	$3,655,660

18.	SUBSEQUENT EVENTS

On January 2, 2020, CoreCivic completed the acquisition of a portfolio of 28 properties, 24 of which the counter-party contributed to a newly formed partnership of the Company's, for total consideration of $83.2 million, excluding transaction-related expenses.  All of the properties are leased to the federal government through the GSA. CoreCivic financed the acquisition with $7.7 million of cash, assumed debt of $52.2 million and the balance with the issuance of 1.3 million limited partnership units that are convertible into cash or shares of the Company's common stock following a two-year period, using a "DownREIT" structure.  The assumed debt carries a fixed interest rate of 4.9%, with fixed monthly payments extending through November 2025, and a balloon payment of $46.2 million due at maturity.

During February 2020, CoreCivic issued approximately 1.2 million RSUs to certain of CoreCivic's employees and non-employee directors, with an aggregate value of $20.7 million.  Unless earlier vested under the terms of the RSU agreement, approximately 0.8 million RSUs were issued to officers and executive officers, a portion of which vest evenly on the first, second, and third anniversary of the award, and a portion of which are subject to vesting over a three-year period based upon satisfaction of certain annual performance criteria for the fiscal years ending December 31, 2020, 2021, and 2022, and which can be increased or decreased based on performance relative to the annual performance criteria, and further increased or decreased based on total shareholder return relative to a peer group.  Approximately 0.4 million RSUs issued to other employees vest evenly on the first, second, and third anniversary of the award.  RSUs issued to non-employee directors vest on the first anniversary of the award. Any RSUs that become vested will be settled in shares of CoreCivic's common stock.

On February 20, 2020, the Company's Board of Directors declared a quarterly dividend of $0.44 per common share payable April 15, 2020 to stockholders of record on April 1, 2020.
19.	CONDENSED CONSOLIDATING FINANCIAL STATEMENTS OF CORECIVIC AND SUBSIDIARIES

The following condensed consolidating financial statements of CoreCivic and subsidiaries have been prepared pursuant to Rule 3-10 of Regulation S-X.  These condensed consolidating financial statements have been prepared from the Company's financial information on the same basis of accounting as the consolidated financial statements.

CONDENSED CONSOLIDATING BALANCE SHEET

As of December 31, 2019

(in thousands)

ASSETS	Parent	Combined Subsidiary Guarantors	Non- Guarantor Subsidiaries	Consolidating Adjustments and Other	Total Consolidated Amounts
Cash and cash equivalents	$45,427	$45,309	$1,384	$—	$92,120
Restricted cash	—	7	26,966	—	26,973
Accounts receivable, net of allowance	154,533	545,291	86	(419,125)	280,785
Prepaid expenses and other current assets	3,084	32,600	3,966	(4,143)	35,507
Total current assets	203,044	623,207	32,402	(423,268)	435,385
Real estate and related assets:
Property and equipment, net	2,226,822	272,888	200,397	—	2,700,107
Other real estate assets	238,637	—	—	—	238,637
Goodwill	35,425	15,112	—	—	50,537
Non-current deferred tax assets	—	14,125	2,411	(478)	16,058
Other assets	606,718	136,125	173,268	(565,204)	350,907
Total assets	$3,310,646	$1,061,457	$408,478	$(988,950)	$3,791,631
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable and accrued expenses	$261,588	$396,703	$102,404	$(423,233)	$337,462
Current portion of long-term debt	23,776	—	7,573	—	31,349
Total current liabilities	285,364	396,703	109,977	(423,233)	368,811
Long-term debt, net	1,629,745	114,682	298,596	(115,000)	1,928,023
Non-current deferred tax liabilities	478	—	—	(478)	—
Deferred revenue	—	12,469	—	—	12,469
Other liabilities	18,310	87,269	—	—	105,579
Total liabilities	1,933,897	611,123	408,573	(538,711)	2,414,882

Total stockholders' equity	1,376,749	450,334	(95)	(450,239)	1,376,749
Total liabilities and stockholders' equity	$3,310,646	$1,061,457	$408,478	$(988,950)	$3,791,631

CONDENSED CONSOLIDATING BALANCE SHEET

As of December 31, 2018

(in thousands)

ASSETS	Parent	Combined Subsidiary Guarantors	Non- Guarantor Subsidiaries	Consolidating Adjustments and Other	Total Consolidated Amounts
Cash and cash equivalents	$11,109	$40,348	$1,345	$—	$52,802
Restricted cash	—	—	$21,335	—	21,335
Accounts receivable, net of allowance	254,766	445,105	1,809	(431,083)	270,597
Prepaid expenses and other current assets	4,412	26,939	1,951	(4,511)	28,791
Total current assets	270,287	512,392	26,440	(435,594)	373,525
Real estate and related assets:
Property and equipment, net	2,255,361	310,989	264,239	—	2,830,589
Other real estate assets	247,223	—	—	—	247,223
Goodwill	33,057	15,112	—	—	48,169
Non-current deferred tax assets	727	14,220	1,165	(1,165)	14,947
Other assets	507,161	61,104	38,112	(465,170)	141,207
Total assets	$3,313,816	$913,817	$329,956	$(901,929)	$3,655,660
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable and accrued expenses	$294,474	$377,699	$115,661	$(435,559)	$352,275
Current portion of long-term debt	8,720	—	5,401	—	14,121
Total current liabilities	303,194	377,699	121,062	(435,559)	366,396
Long-term debt, net	1,579,273	114,428	208,854	(115,000)	1,787,555
Non-current deferred tax liabilities	1,165	—	—	(1,165)	—
Deferred revenue	—	26,102	—	—	26,102
Other liabilities	15,125	45,423	—	—	60,548
Total liabilities	1,898,757	563,652	329,916	(551,724)	2,240,601

Total stockholders' equity	1,415,059	350,165	40	(350,205)	1,415,059
Total liabilities and stockholders' equity	$3,313,816	$913,817	$329,956	$(901,929)	$3,655,660

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the year ended December 31, 2019

(in thousands)

	Parent	Combined Subsidiary Guarantors	Non- Guarantor Subsidiaries	Consolidating Adjustments and Other	Total Consolidated Amounts
REVENUES	$1,363,562	$1,627,226	$23,546	$(1,033,645)	$1,980,689
EXPENSES:
Operating	1,065,596	1,381,676	9,142	(1,033,645)	1,422,769
General and administrative	42,680	84,398	—	—	127,078
Depreciation and amortization	93,575	43,231	7,766	—	144,572
Asset impairments	4,706	—	—	—	4,706
	1,206,557	1,509,305	16,908	(1,033,645)	1,699,125
OPERATING INCOME	157,005	117,921	6,638	—	281,564
OTHER (INCOME) EXPENSE:
Interest expense, net	71,969	5,658	6,774	—	84,401
Expenses associated with debt refinancing transactions	493	109	—	—	602
Other (income) expense	(363)	72	335	(208)	(164)
	72,099	5,839	7,109	(208)	84,839
INCOME BEFORE INCOME TAXES	84,906	112,082	(471)	208	196,725
Income tax expense	(1,710)	(6,129)	—	—	(7,839)
INCOME BEFORE EQUITY IN SUBSIDIARIES	83,196	105,953	(471)	208	188,886
Income from equity in subsidiaries	105,690	—	—	(105,690)	—
NET INCOME	$188,886	$105,953	$(471)	$(105,482)	$188,886

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the year ended December 31, 2018

(in thousands)

	Parent	Combined Subsidiary Guarantors	Non- Guarantor Subsidiaries	Consolidating Adjustments and Other	Total Consolidated Amounts
REVENUES	$1,279,991	$1,514,503	$8,243	$(966,971)	$1,835,766
EXPENSES:
Operating	994,505	1,284,616	3,100	(966,971)	1,315,250
General and administrative	36,409	70,456	—	—	106,865
Depreciation and amortization	92,702	61,206	2,593	—	156,501
Contingent consideration for acquisition of businesses	6,085	—	—	—	6,085
Asset impairments	1,580	—	—	—	1,580
	1,131,281	1,416,278	5,693	(966,971)	1,586,281
OPERATING INCOME	148,710	98,225	2,550	—	249,485
OTHER (INCOME) EXPENSE:
Interest expense, net	67,340	10,905	2,508	—	80,753
Expenses associated with debt refinancing transactions	1,016	—	—	—	1,016
Other (income) expense	160	(105)	101	—	156
	68,516	10,800	2,609	—	81,925
INCOME BEFORE INCOME TAXES	80,194	87,425	(59)	—	167,560
Income tax expense	(1,383)	(6,970)	—	—	(8,353)
INCOME BEFORE EQUITY IN SUBSIDIARIES	78,811	80,455	(59)	—	159,207
Income from equity in subsidiaries	80,396	—	—	(80,396)	—
NET INCOME	$159,207	$80,455	$(59)	$(80,396)	$159,207

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the year ended December 31, 2017

(in thousands)

	Parent	Combined Subsidiary Guarantors	Consolidating Adjustments and Other	Total Consolidated Amounts
REVENUES	$1,194,690	$1,454,194	$(883,386)	$1,765,498
EXPENSES:
Operating	914,443	1,218,480	(883,386)	1,249,537
General and administrative	36,964	70,858	—	107,822
Depreciation and amortization	87,694	59,435	—	147,129
Asset impairments	300	314	—	614
	1,039,401	1,349,087	(883,386)	1,505,102
OPERATING INCOME	155,289	105,107	—	260,396
OTHER (INCOME) EXPENSE:
Interest expense, net	56,712	11,823	—	68,535
Other (income) expense	(255)	103	62	(90)
	56,457	11,926	62	68,445
INCOME BEFORE INCOME TAXES	98,832	93,181	(62)	191,951
Income tax expense	(1,765)	(12,146)	—	(13,911)
INCOME BEFORE EQUITY IN SUBSIDIARIES	97,067	81,035	(62)	178,040
Income from equity in subsidiaries	80,973	—	(80,973)	—
NET INCOME	$178,040	$81,035	$(81,035)	$178,040

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the year ended December 31, 2019

(in thousands)

	Parent	Combined Subsidiary Guarantors	Non- Guarantor Subsidiaries	Consolidating Adjustments And Other	Total Consolidated Amounts
Net cash provided by operating activities	$284,933	$61,845	$7,606	$—	$354,384
Net cash used in investing activities	(71,312)	(79,477)	(93,800)	—	(244,589)
Net cash provided by (used in) financing activities	(179,303)	22,600	91,864	—	(64,839)
Net increase in cash, cash equivalents and restricted cash	34,318	4,968	5,670	—	44,956
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of year	11,109	40,348	22,680	—	74,137
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of year	$45,427	$45,316	$28,350	$—	119,093

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the year ended December 31, 2018

(in thousands)

	Parent	Combined Subsidiary Guarantors	Non- Guarantor Subsidiaries	Consolidating Adjustments And Other	Total Consolidated Amounts
Net cash provided by operating activities	$243,083	$75,011	$4,786	$—	$322,880
Net cash used in investing activities	(109,114)	(47,940)	(134,003)	—	(291,057)
Net cash provided by (used in) financing activities	(148,605)	(13,161)	151,897	—	(9,869)
Net increase (decrease) in cash, cash equivalents and restricted cash	(14,636)	13,910	22,680	—	21,954
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of year	25,745	26,438	—	—	52,183
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of year	$11,109	$40,348	$22,680	$—	$74,137

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the year ended December 31, 2017

(in thousands)

	Parent	Combined Subsidiary Guarantors	Consolidating Adjustments And Other	Total Consolidated Amounts
Net cash provided by operating activities	$276,055	$65,270	$—	$341,325
Net cash used in investing activities	(55,242)	(69,320)	—	(124,562)
Net cash provided by (used in) financing activities	(206,446)	4,155	—	(202,291)
Net increase in cash, cash equivalents and restricted cash	14,367	105	—	14,472
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of year	11,378	26,333	—	37,711
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of year	$25,745	$26,438	$—	$52,183

20.	SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Selected quarterly financial information for each of the quarters in the years ended December 31, 2019 and 2018 is as follows (in thousands, except per share data):

	March 31, 2019	June 30, 2019	September 30, 2019	December 31, 2019
Revenue	$484,064	$490,294	$508,522	$497,809
Operating income	73,264	70,954	71,095	66,251
Net income	49,340	48,578	48,994	41,974
Basic earnings per share:
Net income	$0.42	$0.41	$0.41	$0.35
Diluted earnings per share:
Net income	$0.41	$0.41	$0.41	$0.35

	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018
Revenue	$440,916	$449,929	$462,728	$482,193
Operating income	58,705	61,712	64,419	64,649
Net income	37,777	39,197	40,994	41,239
Basic earnings per share:
Net income	$0.32	$0.33	$0.35	$0.35
Diluted earnings per share:
Net income	$0.32	$0.33	$0.34	$0.35

CORECIVIC, INC. AND SUBSIDIARIES

SCHEDULE III - REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2019

(in thousands)

		Initial Cost to Company			Gross Amount at Which Carried at Close of Period
Description	Location	Land	Buildings and Improvements	Cost Capitalized Subsequent to Acquisition	Land and Land Improvements	Buildings and Leasehold Improvements	Total (A)		Accumulated Depreciation (B)	Date Constructed/ Acquired
Adams County Correctional Center	Adams County, Mississippi	$874	$119,565	$3,798	$1,089	$123,148	$124,237		$(27,756)	2008
Adams Transitional Center	Denver, Colorado	6,090	853	236	6,090	1,089	7,179		(84)	2017
Arapahoe Community Treatment Center	Englewood, Colorado	3,760	1,239	511	3,760	1,750	5,510		(175)	2017
Augusta Transitional Center	Augusta, Georgia	1,281	2,674	77	1,281	2,751	4,032		(163)	2017
Austin Residential Reentry Center	Del Valle, Texas	4,190	1,058	371	4,201	1,418	5,619		(292)	2015
Austin Transitional Center	Del Valle, Texas	19,488	4,607	949	19,497	5,547	25,044		(986)	2015
Bent County Correctional Facility	Las Animas, Colorado	550	13,115	68,330	1,545	80,450	81,995		(27,741)	1992
Bridgeport Pre-Parole Transfer Facility	Bridgeport, Texas	70	291	—	70	—	70	(D)	-	1995
Broad Street Residential Reentry Center	Philadelphia, Pennsylvania	663	2,700	197	663	2,897	3,560		(338)	2015
CAI Boston Avenue	San Diego, California	800	11,440	1,197	845	12,592	13,437		(2,751)	2013
California City Correctional Center	California City, California	1,785	125,337	15,759	2,748	140,133	142,881		(55,342)	1999
Capital Commerce Center	Tallahassee, Florida	2,255	38,362	522	2,255	38,884	41,139		(1,955)	2018
Carver Transitional Center	Oklahoma City, Oklahoma	8,562	4,631	1,140	8,599	5,734	14,333		(1,024)	2015
Centennial Community Transition Center	Englewood, Colorado	4,905	1,256	269	4,908	1,522	6,430		(209)	2016
Central Arizona Florence Correctional Complex	Florence, Arizona	1,298	133,531	49,348	4,395	179,782	184,177		(76,328)	1994/1999
Cheyenne Transitional Center	Cheyenne, Wyoming	5,567	2,092	831	5,567	2,923	8,490		(475)	2015

CORECIVIC, INC. AND SUBSIDIARIES

SCHEDULE III - REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2019

(in thousands)

		Initial Cost to Company			Gross Amount at Which Carried at Close of Period
Description	Location	Land	Buildings and Improvements	Cost Capitalized Subsequent to Acquisition	Land and Land Improvements	Buildings and Leasehold Improvements	Total (A)	Accumulated Depreciation (B)	Date Constructed/ Acquired
Cibola County Corrections Center	Milan, New Mexico	444	16,215	32,620	1,368	47,911	49,279	(21,346)	1994
Cimarron Correctional Facility	Cushing, Oklahoma	250	71,303	45,200	602	116,151	116,753	(42,079)	1997
Coffee Correctional Facility (C)	Nicholls, Georgia	—	—	—	—	—	—	—	1998
Columbine Facility	Denver, Colorado	1,414	488	230	1,438	694	2,132	(111)	2016
Commerce Transitional Center	Commerce City, Colorado	5,166	1,758	207	5,166	1,965	7,131	(152)	2017
Corpus Christi Transitional Center	Corpus Christi, Texas	—	1,886	486	—	2,372	2,372	(1,001)	2015
Crossroads Correctional Center	Shelby, Montana	413	33,196	43,867	1,614	75,862	77,476	(42,217)	1999
Crowley County Correctional Facility	Olney Springs, Colorado	211	46,845	31,122	2,680	75,498	78,178	(27,444)	2003
Dahlia Facility	Denver, Colorado	6,788	727	269	6,835	949	7,784	(155)	2016
Dallas Transitional Center	Hutchins, Texas	—	3,852	1,731	—	5,583	5,583	(1,326)	2015
Davis Correctional Facility	Holdenville, Oklahoma	250	66,701	41,840	1,209	107,582	108,791	(39,346)	1996
DHS-Chattanooga	Chattanooga, Tennessee	—	205	5	—	210	210	(7)	2018
DHS-Knoxville	Knoxville, Tennessee	275	67	5	275	72	347	(3)	2018
Diamondback Correctional Facility	Watonga, Oklahoma	208	41,677	25,689	1,361	66,213	67,574	(27,844)	1998
Eden Detention Center	Eden, Texas	925	27,645	34,273	5,552	57,291	62,843	(25,800)	1995
El Paso Multi-Use Facility	El Paso, Texas	14,936	4,536	1,234	14,936	5,770	20,706	(1,039)	2015
El Paso Transitional Center	El Paso, Texas	10,325	4,198	789	10,389	4,923	15,312	(849)	2015

CORECIVIC, INC. AND SUBSIDIARIES

SCHEDULE III - REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2019

(in thousands)

		Initial Cost to Company			Gross Amount at Which Carried at Close of Period
Description	Location	Land	Buildings and Improvements	Cost Capitalized Subsequent to Acquisition	Land and Land Improvements	Buildings and Leasehold Improvements	Total (A)	Accumulated Depreciation (B)	Date Constructed/ Acquired
Eloy Detention Center	Eloy, Arizona	498	33,308	17,428	2,180	49,054	51,234	(23,747)	1995
Fort Worth Transitional Center	Fort Worth, Texas	3,251	334	286	3,264	607	3,871	(568)	2015
Fox Facility and Training Center	Denver, Colorado	3,038	1,203	657	3,180	1,718	4,898	(257)	2016
Houston Processing Center	Houston, Texas	2,250	53,373	40,884	3,587	92,920	96,507	(39,568)	1984
Huerfano County Correctional Center	Walsenburg, Colorado	124	26,358	4,771	1,115	30,138	31,253	(14,988)	1997
James River Residential Center	Newport News, Virginia	800	501	—	800	501	1,301	—	2019
ICE-Fayetteville	Fayetteville, Arkansas	159	641	49	159	690	849	(23)	2018
IRS-Greenville	Greenville, North Carolina	361	1,387	8	361	1,395	1,756	(83)	2017
Jenkins Correctional Center (C)	Millen, Georgia	—	—	—	—	—	—	—	2012
Kit Carson Correctional Center	Burlington, Colorado	432	35,980	43,967	1,051	79,328	80,379	(26,338)	1998
La Palma Correctional Center	Eloy, Arizona	283	183,155	13,819	486	196,771	197,257	(48,836)	2008
Lake Erie Correctional Institution	Conneaut, Ohio	2,871	69,779	6,274	4,031	74,893	78,924	(13,483)	2011
Laredo Processing Center	Laredo, Texas	788	26,737	3,482	986	30,021	31,007	(13,228)	1985
Leavenworth Detention Center	Leavenworth, Kansas	130	44,970	43,566	491	88,175	88,666	(32,913)	1992
Lee Adjustment Center	Beattyville, Kentucky	500	515	17,893	1,277	17,631	18,908	(8,491)	1998
Leo Chesney Correctional Center	Live Oak, California	250	4,774	1,603	250	6,377	6,627	(3,376)	1989

CORECIVIC, INC. AND SUBSIDIARIES

SCHEDULE III - REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2019

(in thousands)

		Initial Cost to Company			Gross Amount at Which Carried at Close of Period
Description	Location	Land	Buildings and Improvements	Cost Capitalized Subsequent to Acquisition	Land and Land Improvements	Buildings and Leasehold Improvements	Total (A)		Accumulated Depreciation (B)	Date Constructed/ Acquired
Long Beach Community Corrections Center	Long Beach, California	5,038	2,413	—	5,038	2,413	7,451		(216)	2016
Longmont Community Treatment Center	Longmont, Colorado	3,364	582	118	3,363	701	4,064		(100)	2016
Marion Adjustment Center	St. Mary, Kentucky	250	9,994	8,772	918	18,098	19,016		(7,665)	1998
McRae Correctional Facility	McRae, Georgia	462	60,396	20,354	1,099	80,113	81,212		(24,812)	2000
MDHHS-Detroit	Detroit, Michigan	830	5,739	113	943	5,739	6,682		(111)	2019
Mineral Wells Pre-Parole Transfer Facility	Mineral Wells, Texas	176	22,589	—	100	—	100	(D)	-	1995
NARA-Dayton	Dayton, Ohio	548	6,439	317	569	6,735	7,304		(248)	2018
Nevada Southern Detention Center	Pahrump, Nevada	7,548	64,362	10,123	8,399	73,634	82,033		(16,705)	2010
North Fork Correctional Facility	Sayre, Oklahoma	—	42,166	62,506	368	104,304	104,672		(36,794)	1998
Northeast Ohio Correctional Center	Youngstown, Ohio	750	39,583	13,616	1,901	52,048	53,949		(22,782)	1997
Northwest New Mexico Correctional Center	Grants, New Mexico	142	15,888	19,199	879	34,350	35,229		(16,285)	1989
Oklahoma City Transitional Center	Oklahoma City, Oklahoma	1,114	2,626	1,654	1,144	4,250	5,394		(375)	2017
Oracle Transitional Center	Tucson, Arizona	4,544	1,220	354	895	1,183	2,078	(D)	(129)	2017
Otay Mesa Detention Center	San Diego, California	28,845	114,411	46,853	37,092	153,017	190,109		(11,586)	2015/2019
Prairie Correctional Facility	Appleton, Minnesota	100	22,306	9,940	1,068	31,278	32,346		(17,484)	1991
Recovery Monitoring Solutions	Dallas, Texas	1,152	1,979	462	1,280	2,313	3,593		(212)	2018

CORECIVIC, INC. AND SUBSIDIARIES

SCHEDULE III - REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2019

(in thousands)

		Initial Cost to Company			Gross Amount at Which Carried at Close of Period
Description	Location	Land	Buildings and Improvements	Cost Capitalized Subsequent to Acquisition	Land and Land Improvements	Buildings and Leasehold Improvements	Total (A)	Accumulated Depreciation (B)	Date Constructed/ Acquired
Red Rock Correctional Center (C)	Eloy, Arizona	—	—	—	—	—	—	—	2006
Roth Hall Residential Reentry Center	Philadelphia, Pennsylvania	654	2,693	—	654	2,693	3,347	(297)	2015
Saguaro Correctional Facility	Eloy, Arizona	193	98,903	1,942	486	100,552	101,038	(25,539)	2007
Shelby Training Center	Memphis, Tennessee	150	6,393	3,495	279	9,759	10,038	(9,510)	1986
South Raleigh Reentry Center	Raleigh, North Carolina	277	663	—	277	663	940	(15)	2019
Southeast Kentucky Correctional Facility	Wheelwright, Kentucky	500	24,487	11,776	1,590	35,173	36,763	(16,429)	1998
SSA-Balch Springs	Balch Springs, Texas	541	405	428	541	833	1,374	(22)	2018
SSA-Baltimore	Baltimore, Maryland	27,987	179,424	—	29,717	177,694	207,411	(7,015)	2018
SSA-Bryan	Bryan, Texas	277	578	—	277	578	855	(17)	2018
SSA-Denton	Denton, Texas	467	823	32	467	855	1,322	(26)	2018
SSA-Florissant	St Louis, Missouri	245	553	19	245	572	817	(18)	2018
SSA-Harrison	Harrison, Arkansas	188	1,524	79	188	1,603	1,791	(48)	2018
SSA-Hot Springs	Hot Springs, Arkansas	337	1,323	47	346	1,361	1,707	(45)	2018
SSA-Marshall	Marshall, Texas	44	790	419	44	1,209	1,253	(28)	2018
SSA-McAlester	McAlester, Oklahoma	139	1,094	8	139	1,102	1,241	(34)	2018
SSA-Milledgeville	Milledgeville, Georgia	120	714	—	120	714	834	(42)	2017
SSA-Poteau	Poteau, Oklahoma	175	275	46	175	321	496	(12)	2018

CORECIVIC, INC. AND SUBSIDIARIES

SCHEDULE III - REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2019

(in thousands)

		Initial Cost to Company			Gross Amount at Which Carried at Close of Period
Description	Location	Land	Buildings and Improvements	Cost Capitalized Subsequent to Acquisition	Land and Land Improvements	Buildings and Leasehold Improvements	Total (A)	Accumulated Depreciation (B)	Date Constructed/ Acquired
SSA-Rockingham	Rockingham, North Carolina	95	1,070	33	117	1,081	1,198	(67)	2017
Stewart Detention Center	Lumpkin, Georgia	143	70,560	21,356	1,622	90,437	92,059	(27,967)	2004
Stockton Female Community Corrections Facility	Stockton, California	692	788	—	692	788	1,480	(57)	2017
T. Don Hutto Residential Center	Taylor, Texas	183	13,418	5,112	594	18,119	18,713	(8,686)	1997
Tallahatchie County Correctional Facility	Tutwiler, Mississippi	—	44,638	101,356	1,650	144,344	145,994	(51,747)	2000
Torrance County Detention Facility	Estancia, New Mexico	511	52,599	8,564	1,719	59,955	61,674	(27,650)	1990
Trousdale Turner Correctional Center	Hartsville, TN	649	135,412	4,896	1,701	139,256	140,957	(11,562)	2015
Tulsa Transitional Center	Tulsa, OK	8,206	4,061	864	8,206	4,925	13,131	(858)	2015
Turley Residential Center	Tulsa, OK	421	4,105	930	421	5,035	5,456	(914)	2015
Ulster Facility	Denver, Colorado	4,068	442	195	4,126	579	4,705	(90)	2016
Walker Hall Residential Reentry Center	Philadelphia, PA	654	2,693	1	654	2,694	3,348	(299)	2015
Webb County Detention Center	Laredo, Texas	498	20,160	6,262	2,206	24,714	26,920	(12,499)	1998
West Tennessee Detention Facility	Mason, Tennessee	538	31,931	6,670	2,012	37,127	39,139	(18,409)	1990
Wheeler Correctional Facility (C)	Alamo, Georgia	—	—	—	—	—	—	—	1998
Whiteville Correctional Facility	Whiteville, Tennessee	303	51,694	7,866	1,671	58,192	59,863	(26,027)	1998
Totals		$223,596	$2,433,971	$974,566	$272,148	$3,332,989	$3,605,137	$(1,053,670)

CORECIVIC, INC. AND SUBSIDIARIES

SCHEDULE III - REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2019

(in thousands)

NOTES TO SCHEDULE III - REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION

(A)	The aggregate cost of properties for federal income tax purposes is approximately $4.0 billion at December 31, 2019.
(B)	Depreciation is calculated using estimated useful lives of depreciable assets up to 50 years for prison facilities.

(C)  CoreCivic retains title to this asset, which is classified under other real estate assets on the Company's consolidated balance sheets in accordance with ASC 853.

(D)

CoreCivic recorded non-cash impairments during the fourth quarter of 2014 to write down the book value of the Mineral Wells facility, during the third quarter of 2017 to write down the book value of the Bridgeport facility, and during the second quarter of 2019 to write down the book value of the Oracle facility to the estimated fair values assuming uses other than correctional facilities.

CORECIVIC, INC. AND SUBSIDIARIES

SCHEDULE III - REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION

FOR THE YEARS ENDED DECEMBER 31, 2019, 2018, AND 2017

(in thousands)

	For the Years Ended December 31,
	2019	2018	2017
Investment in Real Estate:
Balance at beginning of period	$3,697,160	$3,367,358	$3,306,896
Additions through capital expenditures	64,423	26,547	29,730
Acquisitions	8,809	269,271	37,827
Asset impairments	(4,040)	—	(879)
Reclassifications and other	(161,215)	33,984	(6,216)
Balance at end of period	$3,605,137	$3,697,160	$3,367,358
Accumulated Depreciation:
Balance at beginning of period	$(1,075,389)	$(976,121)	$(888,745)
Depreciation	(87,492)	(99,361)	(94,116)
Disposals/Other	109,211	93	6,162
Asset impairments	—	—	578
Balance at end of period	$(1,053,670)	$(1,075,389)	$(976,121)