Form 10-Q
period 2020-03-31
CoreCivic, Inc.
filed 2020-05-07
CIK 1070985

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED:  MARCH 31, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM            TO

COMMISSION FILE NUMBER: 001-16109

CORECIVIC, INC.

(Exact name of registrant as specified in its charter)

MARYLAND	62-1763875
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

5501 VIRGINIA WAY BRENTWOOD, TENNESSEE	37027 (Zip Code)
(Address of principal executive offices)

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

Indicate the number of shares outstanding of each class of Common Stock as of May 1, 2020:

Shares of Common Stock, $0.01 par value per share: 119,628,544 shares outstanding.

CORECIVIC, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2020

PART I – FINANCIAL INFORMATION

ITEM 1. – FINANCIAL STATEMENTS.

CORECIVIC, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED AND AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

ASSETS	March 31, 2020	December 31, 2019
Cash and cash equivalents	$335,491	$92,120
Restricted cash	16,850	26,973
Accounts receivable, net of credit loss reserve of $4,839 and $3,217, respectively	272,598	280,785
Prepaid expenses and other current assets	34,962	35,507
Total current assets	659,901	435,385
Real estate and related assets:
Property and equipment, net of accumulated depreciation of $1,540,249 and $1,510,117, respectively	2,758,682	2,700,107
Other real estate assets	235,691	238,637
Goodwill	50,537	50,537
Non-current deferred tax assets	13,663	16,058
Other assets	360,325	350,907
Total assets	$4,078,799	$3,791,631
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable and accrued expenses	$318,365	$337,462
Current portion of long-term debt, net	34,891	31,349
Total current liabilities	353,256	368,811
Long-term debt, net	2,236,427	1,928,023
Deferred revenue	9,061	12,469
Other liabilities	101,379	105,579
Total liabilities	2,700,123	2,414,882
Commitments and contingencies
Preferred stock – $0.01 par value; 50,000 shares authorized; none issued and outstanding at March 31, 2020 and December 31, 2019, respectively	—	—
Common stock – $0.01 par value; 300,000 shares authorized; 119,629 and 119,096 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively	1,196	1,191
Additional paid-in capital	1,822,855	1,821,810
Accumulated deficit	(468,646)	(446,252)
Total stockholders' equity	1,355,405	1,376,749
Non-controlling interest – operating partnership	23,271	—
Total equity	1,378,676	1,376,749
Total liabilities and equity	$4,078,799	$3,791,631

The accompanying notes are an integral part of these consolidated financial statements.

CORECIVIC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED AND AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	For the Three Months Ended March 31,
	2020	2019
REVENUES	$491,101	$484,064
EXPENSES:
Operating	362,315	345,832
General and administrative	31,279	29,445
Depreciation and amortization	37,952	35,523
Asset impairments	536	—
	432,082	410,800
OPERATING INCOME	59,019	73,264
OTHER (INCOME) EXPENSE:
Interest expense, net	22,538	21,436
Other (income) expense	(533)	4
	22,005	21,440
INCOME BEFORE INCOME TAXES	37,014	51,824
Income tax expense	(3,776)	(2,484)
NET INCOME	33,238	49,340
Net income attributable to non-controlling interest	(1,181)	—
NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$32,057	$49,340
BASIC EARNINGS PER SHARE	$0.27	$0.42
DILUTED EARNINGS PER SHARE	$0.27	$0.41

The accompanying notes are an integral part of these consolidated financial statements.

CORECIVIC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED AND AMOUNTS IN THOUSANDS)

	For the Three Months Ended March 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$33,238	$49,340
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	37,952	35,523
Asset impairments	536	—
Amortization of debt issuance costs and other non-cash interest	1,356	857
Deferred income taxes	2,395	1,140
Non-cash revenue and other income	(2,705)	(2,937)
Non-cash equity compensation	4,610	3,812
Other expenses and non-cash items	3,810	3,423
Changes in assets and liabilities, net:
Accounts receivable, prepaid expenses and other assets	7,648	(2,564)
Accounts payable, accrued expenses and other liabilities	(14,780)	(11,921)
Income taxes payable	1,317	1,150
Net cash provided by operating activities	75,377	77,823
CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for facility development and expansions	(22,233)	(36,037)
Expenditures for other capital improvements	(8,618)	(9,972)
Acquisitions, net of cash acquired	(8,849)	(30,931)
Proceeds from sale of assets	42	331
Increase in other assets	(2,411)	(1,391)
Net cash used in investing activities	(42,069)	(78,000)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of debt and borrowings from credit facility	374,000	197,141
Scheduled principal repayments	(7,553)	(2,876)
Principal repayments of credit facility	(108,000)	(153,000)
Payment of debt issuance and other refinancing and related costs	(285)	(85)
Payment of lease obligations for financing leases	(135)	(134)
Contingent consideration for acquisition of businesses	—	(6,378)
Dividends paid	(54,527)	(52,365)
Purchase and retirement of common stock	(3,560)	(3,070)
Proceeds from exercise of stock options	—	207
Net cash provided by (used in) financing activities	199,940	(20,560)
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	233,248	(20,737)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of period	119,093	74,137
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of period	$352,341	$53,400
NON-CASH INVESTING AND FINANCING ACTIVITIES
Debt assumed on acquisition of property portfolio	$52,217	$—
Establishment of right of use assets and lease liabilities	$62	$82,917
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest (net of amounts capitalized of $0.5 million and $0.9 million in 2020 and 2019, respectively)	$12,881	$18,522
Income taxes refunded, net	$(285)	$—

The accompanying notes are an integral part of these consolidated financial statements.

CORECIVIC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2020

(UNAUDITED AND AMOUNTS IN THOUSANDS)

	Stockholders' Equity					Non-controlling
			Additional		Total	Interest -
	Common Stock		Paid-in	Accumulated	Stockholders'	Operating	Total
	Shares	Par Value	Capital	Deficit	Equity	Partnership	Equity
Balance as of December 31, 2019	119,096	$1,191	$1,821,810	$(446,252)	$1,376,749	—	$1,376,749
Net income	—	—	—	32,057	32,057	1,181	33,238
Retirement of common stock	(207)	(2)	(3,558)	—	(3,560)	—	(3,560)
Dividends declared on common stock ($0.44 per share)	—	—	—	(53,415)	(53,415)	—	(53,415)
Restricted stock compensation, net of forfeitures	—	—	4,610	—	4,610	—	4,610
Restricted stock grants	740	7	(7)	—	—	—	—
Cumulative effect of adoption of new accounting standard	—	—	—	(1,036)	(1,036)	—	(1,036)
Contributions to operating partnership	—	—	—	—	—	23,271	23,271
Distributions to non-controlling interest	—	—	—	—	—	(1,181)	(1,181)
Balance as of March 31, 2020	119,629	$1,196	$1,822,855	$(468,646)	$1,355,405	$23,271	$1,378,676

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

MARCH 31, 2020

1.	ORGANIZATION AND OPERATIONS

CoreCivic, Inc. (together with its subsidiaries, the "Company" or "CoreCivic") is the nation's largest owner of partnership correctional, detention, and residential reentry facilities and one of the largest prison operators in the United States.  The Company also believes it is the largest private owner of real estate used by U.S. government agencies. Through three segments, CoreCivic Safety, CoreCivic Community, and CoreCivic Properties, the Company provides a broad range of solutions to government partners that serve the public good through corrections and detention management, a network of residential reentry centers to help address America's recidivism crisis, and government real estate solutions.  As of March 31, 2020, through its CoreCivic Safety segment, the Company operated 50 correctional and detention facilities, 43 of which the Company owned, with a total design capacity of approximately 73,000 beds.  Through its CoreCivic Community segment, the Company owned and operated 28 residential reentry centers with a total design capacity of approximately 5,000 beds.  In addition, through its CoreCivic Properties segment, the Company owned 57 properties for lease to third parties and used by government agencies, totaling 3.3 million square feet.

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

The accompanying unaudited interim consolidated financial statements have been prepared by the Company and, in the opinion of management, reflect all normal recurring adjustments necessary for a fair presentation of results for the unaudited interim periods presented.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted.  The results of operations for the interim period are not necessarily indicative of the results to be obtained for the full fiscal year.  Reference is made to the audited financial statements of CoreCivic included in its Annual Report on Form 10-K for the year ended December 31, 2019 filed with the Securities and Exchange Commission (the "SEC") on February 20, 2020 (the "2019 Form 10-K") with respect to certain significant accounting and financial reporting policies as well as other pertinent information of the Company.

Recent Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-13, "Financial Instruments – Credit Losses – Measurement of Credit Losses on Financial Instruments," which changes how entities measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The ASU replaces the "incurred loss" approach with an "expected loss" model for instruments measured at amortized cost. For trade and other receivables, held-to-maturity debt securities, contract assets, loans and other instruments, entities are now required to use a new forward-looking "expected loss" model that generally will result in the earlier recognition of allowances for losses. Upon its effective date, CoreCivic adopted the ASU in the first quarter of 2020. The Company recognized a charge of $1.0 million to accumulated deficit upon adoption of ASU 2016-13. Based principally on the fact that the largest portion of the Company's accounts receivable is with governmental agencies with high credit ratings, the adoption of ASU 2016-13 did not have a material impact on its financial statements.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants and the SEC did not, or are not expected to, have a material effect on the Company's results of operations or financial position.

Fair Value of Financial Instruments

To meet the reporting requirements of Accounting Standards Codification ("ASC") 825, "Financial Instruments", regarding fair value of financial instruments, CoreCivic calculates the estimated fair value of financial instruments using market interest rates, quoted market prices of similar instruments, or discounted cash flow techniques with observable Level 1 inputs for publicly traded debt and Level 2 inputs for all other financial instruments, as defined in ASC 820, "Fair Value Measurement".  At March 31, 2020 and December 31, 2019, there were no material differences between the carrying amounts and the estimated fair values of CoreCivic's financial instruments, other than as follows (in thousands):

	March 31, 2020		December 31, 2019
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Note receivable from Agecroft Prison Management, LTD	$2,805	$3,767	$2,989	$3,949
Debt	$(2,297,529)	$(2,183,779)	$(1,986,865)	$(1,964,366)

3.	GOODWILL

ASU 2017-04, "Intangibles-Goodwill and Other (Topic 350): Simplifying the Test of Goodwill Impairment", establishes accounting and reporting requirements for goodwill and other intangible assets.  Goodwill was $50.5 million as of both March 31, 2020 and December 31, 2019.  Of this amount, goodwill was $7.9 million as of both March 31, 2020 and December 31, 2019 for the Company's CoreCivic Safety segment, and was $42.6 million as of both March 31, 2020 and December 31, 2019 for its CoreCivic Community segment.  This goodwill was established in connection with multiple business combination transactions.

Under the provisions of ASU 2017-04, CoreCivic performs a qualitative assessment to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount.  If, after assessing the totality of events or circumstances, the Company determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing a quantitative impairment test is not necessary.  If a quantitative test is required, CoreCivic performs an assessment to identify the existence of impairment and to measure the excess of a reporting unit's carrying amount over its fair value by using a combination of various common valuation techniques, including market multiples and discounted cash flows under valuation methodologies that include an income approach and a market approach.  The income approach valuation includes certain significant assumptions impacting projected future cash flows, such as projected revenue, projected operating costs, and the weighted average cost of capital, which are affected by expectations about future market or economic conditions.  These impairment tests are required to be performed at least annually.  CoreCivic performs its impairment tests during the fourth quarter, in connection with its annual budgeting process and whenever circumstances indicate the carrying value of goodwill may not be recoverable.

Because of the potential impact of the coronavirus ("COVID-19") on the recoverability of goodwill, CoreCivic performed a qualitative assessment for its goodwill allocated to the Company’s CoreCivic Safety and Community segments, and concluded that no impairments had occurred as of March 31, 2020.   However, the long-term impacts of COVID-19, if any, on future cash flows are difficult to predict.  The Company can provide no assurance that goodwill impairments will not occur in the future as a result of the impact of COVID-19 or otherwise.  The Company will conduct additional impairment tests if, and when, warranted by the impact of COVID-19 on the Company's business segments.

4.	REAL ESTATE TRANSACTIONS

Acquisitions

On January 2, 2020, CoreCivic completed the acquisition of a portfolio of 28 properties, 24 of which the counter-party contributed to a newly formed partnership of the Company's, for total consideration of $83.2 million, excluding transaction-related expenses.  All of the properties are leased to the federal government through the General Services Administration ("GSA"), an independent agency of the United States government. CoreCivic financed the acquisition with $7.7 million of cash, assumed debt of $52.2 million, as further described in Note 5, and the balance with the issuance of 1.3 million shares of Class A Common Interests in Government Real Estate Solutions, LLC, an unrestricted subsidiary controlled by the Company ("GRES"), that are convertible into cash or, at the Company's option, shares of the Company's common stock following a two-year holding period on a one-for-one basis (the "Operating Partnership Units"), using a "DownREIT" structure. In allocating the purchase price of the acquisition, CoreCivic recorded $77.4 million of net tangible assets, $7.5 million of identifiable intangible assets, and $4.9 million of tenant improvements. CoreCivic acquired the portfolio of properties as a strategic investment that further diversifies the Company's cash flows through government-leased properties.

CoreCivic has determined that its joint venture investment in GRES represents a variable interest entity ("VIE") in accordance with ASC 810, "Consolidation".  CoreCivic has 100% voting control in GRES. Accordingly, CoreCivic concluded that it is the primary beneficiary of GRES and consolidates the VIE.  The primary beneficiary is the entity that has (i) the power to direct the activities that most significantly impact the entity's economic performance and (ii) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could be significant to the VIE. Included in property and equipment, net of accumulated depreciation, on our consolidated balance sheet as of March 31, 2020 is $82.0 million related to GRES.  The debt related to GRES at March 31, 2020 was $52.0 million, as further described in Note 5.

Financing Leasing Transactions

On January 24, 2018, CoreCivic entered into a 20-year lease agreement with the Kansas Department of Corrections ("KDOC") for a 2,432-bed correctional facility to be constructed by the Company in Lansing, Kansas.  The new facility replaces the Lansing Correctional Facility, Kansas' largest correctional complex for adult male inmates, originally constructed in 1863.  CoreCivic is responsible for facility maintenance throughout the 20-year term of the lease, at which time ownership will revert to the state of Kansas.  Construction of the facility commenced in the first quarter of 2018, and construction was completed in January 2020, at which time the lease commenced.  CoreCivic accounts for the lease with the KDOC partially as a financing receivable under ASU 2016-02, "Leases (Topic 842)", with the remaining portion of the lease payments attributable to maintenance services and capital expenditures as revenue streams under ASC 606, "Revenue from Contracts with Customers".   As of March 31, 2020, the financing receivable was $150.8 million recognized in Other Assets on the consolidated balance sheet.  Prior to commencement of the lease, the costs incurred to construct the facility were reflected as a construction receivable and, as of December 31, 2019, was $137.7 million recognized in Other Assets on the consolidated balance sheet.  The cash payments associated with the construction of the project are reported as expenditures for facility development and expansions on the consolidated statements of cash flows.

Idle Facilities

As of March 31, 2020, CoreCivic had five idled correctional facilities in the CoreCivic Safety segment that are currently available and being actively marketed as solutions to meet the needs of potential customers. The following table summarizes each of the idled facilities and their respective carrying values, excluding equipment and other assets that could generally be transferred and used at other facilities CoreCivic owns without significant cost (dollars in thousands):

			Net Carrying Values
	Design	Date	March 31,	December 31,
Facility	Capacity	Idled	2020	2019
Prairie Correctional Facility	1,600	2010	$14,668	$14,863
Huerfano County Correctional Center	752	2010	16,108	16,266
Diamondback Correctional Facility	2,160	2010	39,293	39,729
Marion Adjustment Center	826	2013	11,247	11,351
Kit Carson Correctional Center	1,488	2016	53,600	54,041
	6,826		$134,916	$136,250

As of March 31, 2020, CoreCivic also had two idled non-core facilities in its Safety segment containing an aggregate of 440 beds with a total net book value of $3.7 million; two facilities in its Community segment that became idle during 2019, containing an aggregate of 381 beds with a total net book value of $6.0 million; and three previously leased residential reentry centers in its Properties segment that became idle in 2019, containing an aggregate of 430 beds with a total net book value of $9.3 million.

CoreCivic incurred approximately $2.1 million and $2.0 million in operating expenses at these idled facilities for the three months ended March 31, 2020 and 2019, respectively.

On April 15, 2020, CoreCivic sold one of the idled facilities in its Community segment, containing 92 beds, for a gross sales price of $1.6 million.  Based on the anticipated sale, CoreCivic reported an impairment charge of $0.5 million in the first quarter of 2020 based on the realizable value resulting from the sale.

CoreCivic considers the cancellation of a contract or an expiration and non-renewal of a lease agreement in its CoreCivic Properties segment as an indicator of impairment, and tested each of the idled properties for impairment when it was notified by the respective customers or tenants that they would no longer be utilizing such property.  CoreCivic updates the impairment analyses on an annual basis for each of the idled properties and evaluates on a quarterly basis market developments for the potential utilization of each of these properties in order to identify events that may cause CoreCivic to reconsider its most recent assumptions, such as the agreement to sell a property at less than its carrying value.  As a result of CoreCivic's analyses, except for the aforementioned impairment associated with a sale of a residential reentry facility in the Community segment, CoreCivic determined each of the idled properties to have recoverable values in excess of the corresponding carrying values.

5.	DEBT

Debt outstanding as of March 31, 2020 and December 31, 2019 consisted of the following (in thousands):

	March 31,	December 31,
	2020	2019
Revolving Credit Facility maturing April 2023. Interest payable periodically at variable interest rates. The weighted average rate at March 31, 2020 and December 31, 2019 was 2.4% and 3.3%, respectively.	$631,000	$365,000
Term Loan A maturing April 2023. Interest payable periodically at variable interest rates. The rate at March 31, 2020 and December 31, 2019 was 2.5% and 3.3%, respectively. Unamortized debt issuance costs amounted to $0.1 million at both March 31, 2020 and December 31, 2019.	187,500	190,000
Term Loan B maturing December 2024. Interest payable periodically at variable interest rates. The rate at March 31, 2020 and December 31, 2019 was 5.5% and 6.3%, respectively. Unamortized debt issuance costs amounted to $4.4 million and $4.6 million at March 31, 2020 and December 31, 2019, respectively.	246,875	250,000
4.625% Senior Notes maturing May 2023. Unamortized debt issuance costs amounted to $1.9 million and $2.1 million at March 31, 2020 and December 31, 2019, respectively.	350,000	350,000
5.0% Senior Notes maturing October 2022. Unamortized debt issuance costs amounted to $1.2 million and $1.3 million at March 31, 2020 and December 31, 2019, respectively.	250,000	250,000
4.75% Senior Notes maturing October 2027. Unamortized debt issuance costs amounted to $3.0 million and $3.1 million at March 31, 2020 and December 31, 2019, respectively.	250,000	250,000
4.5% Capital Commerce Center Non-Recourse Mortgage Note maturing January 2033. Unamortized debt issuance costs amounted to $0.3 million at both March 31, 2020 and December 31, 2019.	21,896	22,209
4.43% Lansing Correctional Center Non-Recourse Mortgage Note maturing January 2040. Unamortized debt issuance costs amounted to $3.2 million and $3.3 million at March 31, 2020 and December 31, 2019, respectively.	159,522	159,522
4.5% SSA-Baltimore Non-Recourse Mortgage Note maturing February 2034. Unamortized debt issuance costs amounted to $0.2 million at both March 31, 2020 and December 31, 2019.	148,745	150,134
4.91% Government Real Estate Solutions Non-Recourse Mortgage Note maturing November 2025.	51,991	—
Total debt	2,297,529	1,986,865
Unamortized debt issuance costs	(14,336)	(14,993)
Unamortized original issue discount	(11,875)	(12,500)
Current portion of long-term debt, net	(34,891)	(31,349)
Long-term debt, net	$2,236,427	$1,928,023

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

Based on CoreCivic's current total leverage ratio, loans under the Revolving Credit Facility currently bear interest at the base rate plus a margin of 0.50% or at LIBOR plus a margin of 1.50%, and a commitment fee equal to 0.35% of the unfunded balance.  The Revolving Credit Facility also has a $50.0 million sublimit for the issuance of standby letters of credit. As of March 31, 2020, CoreCivic had $631.0 million in borrowings outstanding under the Revolving Credit Facility as well as $14.0 million in letters of credit outstanding resulting in $155.0 million available under the Revolving Credit Facility.

The Revolving Credit Facility is secured by a pledge of all of the capital stock of CoreCivic's domestic restricted subsidiaries, 65% of the capital stock of CoreCivic's foreign subsidiaries, all of CoreCivic's accounts receivable, and all of CoreCivic's deposit accounts. The Revolving Credit Facility requires CoreCivic to meet certain financial covenants, including, without limitation, a maximum total leverage ratio, a maximum secured leverage ratio, and a minimum fixed charge coverage ratio.  As of March 31, 2020, CoreCivic was in compliance with all such covenants.  In addition, the Revolving Credit Facility contains certain covenants that, among other things, limit the incurrence of additional indebtedness, payment of dividends and other customary restricted payments, permitted investments, transactions with affiliates, asset sales, mergers and consolidations, liquidations, prepayments and modifications of other indebtedness, liens and other encumbrances and other matters customarily restricted in such agreements.  In addition, the Revolving Credit Facility is subject to certain cross-default provisions with terms of CoreCivic's other unsecured indebtedness, and is subject to acceleration upon the occurrence of a change of control.

As a result of opposition to immigration policies and the association of private companies with the enforcement of such policies, some banks have announced that they do not expect to continue providing credit or financial services to private entities that operate correctional and detention facilities, including CoreCivic.  The banks are legally obligated to honor their commitments under the Bank Credit Agreement, which expires in April 2023.

Incremental Term Loan A. Interest rate margins under the Term Loan A are the same as the interest rate margins under the Revolving Credit Facility.  The Term Loan A also has the same collateral requirements, financial and certain other covenants, and cross-default provisions as the Revolving Credit Facility.  The Term Loan A, which is pre-payable without penalty, also has a maturity concurrent with the Revolving Credit Facility due April 2023, with scheduled quarterly principal payments through April 2023.  As of March 31, 2020, the outstanding balance of the Term Loan A was $187.5 million.

Senior Secured Term Loan B. On December 18, 2019, CoreCivic entered into a new $250.0 million Senior Secured Term Loan B ("Term Loan B").  The Term Loan B bears interest at a rate of LIBOR plus 4.50%, with a 1.00% LIBOR floor (or, at CoreCivic's option, a base rate plus 3.50%), and has a five-year maturity with scheduled quarterly principal payments through December 2024.  The Term Loan B will be secured by a first lien on certain specified real property assets, representing a loan-to-value of no greater than 80%.  CoreCivic can prepay the Term Loan B at any time and from time to time, without premium or penalty, except that a premium of 1.0% of the amount prepaid must accompany any prepayment made prior to December 18, 2020, with the proceeds of any new or replacement tranche of term loans that are in the nature of what are commonly referred to as "B" term loans and that bear interest with an all-in yield less than the all-in yield applicable to the Term Loan B. The 1.0% prepayment premium is also payable in respect of certain repricing events occurring prior to December 18, 2020.  The Term Loan B was issued at a price of 95% of the principal amount of the Term Loan B, resulting in a discount of $12.5 million, which is amortized into interest expense over the term of the Term Loan B.   Proceeds from the issuance of the Term Loan B were used to partially fund the early redemption of the $325.0 million in aggregate principal amount of 4.125% senior notes originally due 2020, transaction fees and expenses, and to provide for general corporate purposes.  CoreCivic capitalized approximately $4.6 million of costs associated with the issuance of the Term Loan B.  As of March 31, 2020, the outstanding balance of the Term Loan B was $246.9 million.

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

Non-Recourse Mortgage Notes:

Capital Commerce Center.  On January 19, 2018, CoreCivic acquired the 261,000 square-foot Capital Commerce Center, located in Tallahassee, Florida, for a purchase price of $44.7 million.  The acquisition was partially financed with a $24.5 million non-recourse mortgage note (the "Capital Commerce Note"), which is fully-secured by the Capital Commerce Center property, with an interest rate of 4.5%, maturing in January 2033.  Principal and interest on the Capital Commerce Note are payable in equal monthly payments over the 15-year term of the note. The Capital Commerce Note is pre-payable at any time with a prepayment charge, if any, equal to an amount so as to maintain the same yield on the Capital Commerce Note as if it had been carried through to its full term using Treasury instruments having a term equal to the remaining term of the Capital Commerce Note as of the prepayment date. CoreCivic capitalized approximately $0.4 million of costs associated with the Capital Commerce Note.  As of March 31, 2020, the outstanding balance of the mortgage note was $21.9 million.

Lansing Correctional Facility.  On April 20, 2018, CoreCivic of Kansas, LLC (the "Issuer"), a wholly-owned unrestricted subsidiary of the Company, priced $159.5 million in aggregate principal amount of non-recourse senior secured notes of the Issuer (the "Kansas Notes"), in a private placement pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended.  The private placement closed on June 1, 2018.  The Company used the proceeds of the private placement, which were drawn on quarterly funding dates beginning in the second quarter of 2018, to fund construction of the Lansing Correctional Facility, along with costs and expenses of the project.  The Kansas Notes have a yield to maturity of 4.43% and are scheduled to mature in January 2040, 20 years following completion of the project, which occurred in January 2020. Principal and interest on the Kansas Notes will be payable in quarterly payments beginning in July 2020 until maturity. CoreCivic may redeem all or part of the Kansas Notes at any time upon written notice of not less than 30 days and not more than 60 days prior to the date fixed for such prepayment, with a "make-whole" amount, together with interest on the Kansas Notes accrued to, but not including, the redemption date. CoreCivic capitalized approximately $3.4 million of costs associated with the private placement. Because the Issuer has been designated as an unrestricted subsidiary of the Company under terms of the Company's Credit Agreement, the issuance and service of the Kansas Notes, and the revenues and expenses associated with the facility lease, do not impact the financial covenants associated with the Company's Credit Agreement.  As of March 31, 2020, the outstanding balance of the Kansas Notes was $159.5 million.

SSA-Baltimore.  On August 23, 2018, CoreCivic acquired the 541,000 square-foot SSA-Baltimore office building for a purchase price of $242.0 million.  In connection with the acquisition, a wholly-owned unrestricted subsidiary of the Company assumed $157.3 million of in-place financing that was used to fund the initial construction of the property in 2014.  The assumed non-recourse mortgage note (the "SSA-Baltimore Note") carries a fixed interest rate of 4.5% and requires monthly principal and interest payments, with a balloon payment of $40.0 million due at maturity in February 2034. The SSA-Baltimore Note is fully-secured by the SSA-Baltimore property.  CoreCivic may pre-pay the SSA-Baltimore Note in whole or in part upon not less than 30 days' and not more than 60 days' prior written notice and such pre-payment shall include a "make-whole" amount.  During the last 90 days of the permanent loan term and upon 30 days' prior written notice, CoreCivic may prepay the note in full, including any accrued and outstanding interest on any permanent loan payment date, without the payment of the "make-whole" amount.  CoreCivic capitalized approximately $0.2 million of costs associated with the assumption of the SSA-Baltimore Note.  As of March 31, 2020, the outstanding balance of the SSA-Baltimore Note was $148.7 million.

Government Real Estate Solutions.  As previously described herein, on January 2, 2020, CoreCivic acquired a portfolio of 28 properties, 24 of which the counter-party contributed to a newly formed partnership of the Company's, for total consideration of $83.2 million.  In connection with the acquisition, a wholly-owned subsidiary of GRES assumed $52.2 million of in-place financing.  The assumed non-recourse mortgage note (the "GRES Note") carries a fixed interest rate of 4.91% and requires monthly principal and interest payments, with a balloon payment of $46.2 million due at maturity in November 2025.  The GRES Note continues to be fully-secured by the same 24 properties originally pledged as collateral at the time the debt was issued.  Generally, a prepayment of the GRES Note is not permitted, except during the last three months prior to maturity of the note.  As of March 31, 2020, the outstanding balance of the GRES Note was $52.0 million.

CoreCivic may also seek to issue additional debt or equity securities from time to time when the Company determines that market conditions and the opportunity to utilize the proceeds from the issuance of such securities are favorable.

Debt Maturities.  Scheduled principal payments as of March 31, 2020 for the remainder of 2020, the next four years, and thereafter were as follows (in thousands):

2020 (remainder)	$24,701
2021	40,047
2022	293,990
2023	1,171,170
2024	196,044
Thereafter	571,577
Total debt	$2,297,529

6.	STOCKHOLDERS' EQUITY

Dividends on Common Stock

During 2019 and the first quarter of 2020, CoreCivic's Board of Directors declared the following quarterly dividends on its common stock:

Declaration Date	Record Date	Payable Date	Per Share
February 21, 2019	April 1, 2019	April 15, 2019	$0.44
May 16, 2019	July 1, 2019	July 16, 2019	$0.44
August 15, 2019	October 1, 2019	October 15, 2019	$0.44
December 12, 2019	January 6, 2020	January 15, 2020	$0.44
February 20, 2020	April 1, 2020	April 15, 2020	$0.44

Future dividends will depend on CoreCivic's distribution requirements as a REIT, future cash flows and earnings, capital requirements, financial condition, limitations under debt covenants, opportunities for alternative uses of capital, and on such other factors as the Board of Directors of CoreCivic may consider relevant.

Stock Options

Since 2012, CoreCivic has elected not to issue stock options to its non-employee directors, officers, and executive officers as it had in prior years, and instead elected to issue all of its equity compensation in the form of restricted common stock units ("RSUs"), as described hereafter.  All outstanding stock options were fully vested as of December 31, 2016.  As of March 31, 2020, options to purchase 0.5 million shares of common stock were outstanding with a weighted average exercise price of $21.88 per share.

Restricted Stock Units

During the first quarter of 2020, CoreCivic issued approximately 1.2 million RSUs to certain of its employees and non-employee directors, with an aggregate value of $20.7 million, including 1.1 million RSUs to employees and non-employee directors whose compensation is charged to general and administrative expense and 0.1 million RSUs to employees whose compensation is charged to operating expense.  During 2019, CoreCivic issued approximately 0.9 million RSUs to certain of its employees and non-employee directors, with an aggregate value of $20.1 million, including 0.8 million RSUs to employees and non-employee directors whose compensation is charged to general and administrative expense and 0.1 million RSUs to employees whose compensation is charged to operating expense.

Since 2015, CoreCivic has established performance-based vesting conditions on the RSUs awarded to its officers and executive officers that, unless earlier vested under the terms of the agreements, were subject to vesting over a three-year period based upon the satisfaction of certain annual performance criteria, and no more than one-third of the RSUs could vest in any one performance period.  The RSUs awarded to officers and executive officers in 2019 and 2020 consist of a combination of awards with performance-based conditions and time-based conditions.  Unless earlier vested under the terms of the RSU agreements, the RSUs with time-based vesting conditions vest evenly generally on the first, second, and third anniversary of the award. The RSUs with performance-based vesting conditions are divided into one-third increments, each of which is subject to vesting based upon satisfaction of certain annual performance criteria established at the beginning of the fiscal years ending December 31, 2019, 2020, and 2021 for the 2019 awards, and December 31, 2020, 2021, and 2022 for the 2020 awards, and which can be increased by up to 150% or decreased to 0% based on performance relative to the annual performance criteria, and further increased or decreased using a modifier of 80% to 120% based on CoreCivic's total shareholder return relative to a peer group.  Because the performance criteria for the fiscal years ending December 31, 2021 and 2022 have not yet been established, the values of the third RSU increment of the 2019 awards and of the second and third increments of the 2020 awards for financial reporting purposes will not be determined until such criteria are established.  Time-based RSUs issued to other employees, unless earlier vested under the terms of the agreements, generally vest equally on the first, second, and third anniversary of the award.  RSUs issued to non-employee directors vest one year from the date of award.

During the three months ended March 31, 2020, CoreCivic expensed $4.6 million, net of forfeitures, relating to RSUs ($0.5 million of which was recorded in operating expenses and $4.1 million of which was recorded in general and administrative expenses). During the three months ended March 31, 2019, CoreCivic expensed $3.8 million, net of forfeitures, relating to RSUs ($0.5 million of which was recorded in operating expenses and $3.3 million of which was recorded in general and administrative expenses).  As of March 31, 2020, approximately 2.0 million RSUs remained outstanding and subject to vesting.
7.	EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the year.  Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.  For CoreCivic, diluted earnings per share is computed by dividing net income by the weighted average number of common shares after considering the additional dilution related to restricted stock-based awards, stock options, and Operating Partnership Units.

A reconciliation of the numerator and denominator of the basic earnings per share computation to the numerator and denominator of the diluted earnings per share computation is as follows (in thousands, except per share data):

	For the Three Months Ended March 31,
	2020	2019
NUMERATOR
Basic:
Net income attributable to common stockholders	$32,057	$49,340
Diluted:
Net income attributable to common stockholders	$32,057	$49,340
Net income attributable to non-controlling interest	1,181	—
Diluted net income attributable to common stockholders	$33,238	$49,340
DENOMINATOR
Basic:
Weighted average common shares outstanding	119,336	118,836
Diluted:
Weighted average common shares outstanding	119,336	118,836
Effect of dilutive securities:
Stock options	—	36
Restricted stock-based awards	47	46
Non-controlling interest – Operating Partnership Units	1,342	—
Weighted average shares and assumed conversions	120,725	118,918
BASIC EARNINGS PER SHARE	$0.27	$0.42
DILUTED EARNINGS PER SHARE	$0.27	$0.41

Approximately 0.6 million and 0.5 million stock options were excluded from the computation of diluted earnings per share for the three months ended March 31, 2020 and 2019, respectively, because they were anti-dilutive.
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

CoreCivic records litigation reserves related to certain matters for which it is probable that a loss has been incurred and the range of such loss can be estimated.  CoreCivic does not accrue for anticipated legal fees and costs but expenses those items as incurred.

ICE Detainee Labor and Related Matters.

On May 31, 2017, two former U.S. Immigration and Customs Enforcement ("ICE") detainees, who were detained at the Company's Otay Mesa Detention Center (“OMDC”) in San Diego, California, filed a class action against the Company in the United States District Court for the Southern District of California. The complaint alleged that the Company forces detainees to perform labor under threat of punishment in violation of state and federal anti-trafficking laws and that OMDC’s Voluntary Work Program (“VWP”) violates state labor laws including state minimum wage law. ICE requires that CoreCivic offer and operate the VWP in conformance with ICE standards and ICE prescribes the minimum rate of pay for VWP participants. The Plaintiffs seek compensatory damages, exemplary damages, restitution, penalties, and interest as well as declaratory and injunctive relief on behalf of former and current detainees. On April 1, 2020, the district court certified a nationwide anti-trafficking claims class of former and current detainees at all CoreCivic ICE detention facilities. It also certified a state law class of former and current detainees at the Company’s ICE detention facilities in California. The court did not certify any claims for injunctive or declaratory relief. Since this case was initially filed, three similar lawsuits have been filed in other courts in California, Texas and Georgia. The Company disputes these allegations and intends to take all necessary steps to vigorously defend itself against all claims. The Company has not recorded an accrual relating to these matters at this time, as losses are not considered probable or reasonably estimable at this stage of these lawsuits. However, the results of these claims or proceedings cannot be predicted with certainty, and an unfavorable resolution of one or more of these claims or proceedings could have a material adverse effect on CoreCivic's financial condition, results of operations or cash flows.

Shareholder Litigation.

In a memorandum to the Federal Bureau of Prisons ("BOP") dated August 18, 2016, the Department of Justice ("DOJ") directed that, as each contract with privately operated prisons reaches the end of its term, the BOP should either decline to renew that contract or substantially reduce its scope in a manner consistent with law and the overall decline of the BOP's inmate population.  In addition to the decline in the BOP's inmate population, the DOJ memorandum cites purported operational, programming, and cost efficiency factors as reasons for the DOJ directive.  On February 21, 2017, the newly appointed U.S. Attorney General issued a memorandum rescinding the DOJ's prior directive stating the memorandum changed long-standing policy and practice and impaired the BOP's ability to meet the future needs of the federal correctional system.

Following the release of the August 18, 2016 DOJ memorandum, a purported securities class action lawsuit was filed against the Company and certain of its current and former officers in the United States District Court for the Middle District of Tennessee, or the District Court, captioned Grae v. Corrections Corporation of America et al., Case No. 3:16-cv-02267.  The lawsuit is brought on behalf of a putative class of shareholders who purchased or acquired the Company's securities between February 27, 2012 and August 17, 2016.  In general, the lawsuit alleges that, during this timeframe, the Company's public statements were false and/or misleading regarding the purported operational, programming, and cost efficiency factors cited in the DOJ memorandum and, as a result, the Company's stock price was artificially inflated.  The lawsuit alleges that the publication of the DOJ memorandum on August 18, 2016 revealed the alleged fraud, causing the per share price of the Company's stock to decline, thereby causing harm to the putative class of shareholders.

On December 18, 2017, the District Court denied the Company's motion to dismiss.  On March 26, 2019, the District Court certified the class proposed by the plaintiff.  The United States Court of Appeals for the Sixth Circuit denied the Company's appeal of the class certification order on August 23, 2019.  The case is currently in the fact discovery phase of litigation.

CoreCivic believes the lawsuit is entirely without merit and intends to vigorously defend against it. In addition, CoreCivic maintains insurance, with certain self-insured retention amounts, to cover the alleged claims which may mitigate the risk that such litigation would have a material adverse effect on CoreCivic's financial condition, results of operations, or cash flows.  CoreCivic has established a reserve based on its estimate of a potential settlement based on the facts and circumstances known at this stage in the discovery of the litigation and the advice of outside counsel in connection with this matter.

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

CoreCivic recorded an income tax expense of $3.8 million and $2.5 million for the three months ended March 31, 2020 and 2019, respectively.  Income tax expense during the first quarter of 2020 included $3.1 million that had been deferred during the construction period of the Lansing Correctional Facility, which was owned by a TRS of the Company's until it converted to a qualified REIT subsidiary ("QRS") upon completion of construction in the first quarter of 2020.  Because ownership of this facility reverts to the state of Kansas upon expiration of the twenty-year lease, the construction and subsequent lease of the facility to the State was a deemed sale for federal and state income tax purposes.  The gain on sale was reported as a deferred tax asset based on the percentage of completion method over the construction period.  This deferred tax asset was revalued to zero upon conversion of the TRS to a QRS.

On March 27, 2020, President Trump signed into law the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”). The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferral of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. While CoreCivic is still assessing the impact of the legislation, the Company does not currently expect there to be a material impact to its consolidated financial statements.

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

CoreCivic had no liabilities recorded for uncertain tax positions as of March 31, 2020 and December 31, 2019.  CoreCivic recognizes interest and penalties related to unrecognized tax positions in income tax expense. CoreCivic does not currently anticipate that the total amount of unrecognized tax positions will significantly change in the next twelve months.

In October 2019, the Company received notification that the Internal Revenue Service ("IRS") intended to commence an audit of the federal income tax return of the Company's REIT for the year ended December 31, 2017.  The IRS has begun its audit, which has included audit procedures related to the Company's TRSs for the same year.  Audit outcomes and the timing of any settlements of asserted income tax liabilities, if any, are subject to significant uncertainty.  The generally applicable statute of limitations for assessments of United States federal income taxes remains open for tax years 2016 to present.
10.	SEGMENT REPORTING

As of March 31, 2020, CoreCivic operated 50 correctional and detention facilities, 43 of which the Company owned.  In addition, CoreCivic owned and operated 28 residential reentry centers and owned 57 properties for lease to third parties.  Management views CoreCivic's operating results in three operating segments, CoreCivic Safety, CoreCivic Community, and CoreCivic Properties.  CoreCivic Safety includes the operating results of those correctional and detention facilities placed into service that were owned, or controlled via a long-term lease, and managed by CoreCivic, as well as those correctional and detention facilities owned by a third party and managed by CoreCivic.  CoreCivic Safety also includes the operating results of TransCor America, LLC, a subsidiary of the Company that provides transportation services to governmental agencies.  CoreCivic Community includes the operating results of those residential reentry centers placed into service that were owned, or controlled via a long-term lease, and managed by CoreCivic.  CoreCivic Community also includes the operating results of the Company's electronic monitoring and case management services. CoreCivic Properties includes the operating results of those properties leased to third parties.  The operating performance of the three segments can be measured based on their net operating income.  CoreCivic defines facility net operating income as a facility's revenues less operating expenses.

The revenue and net operating income for each of the three segments and a reconciliation to CoreCivic's operating income is as follows for the three months ended March 31, 2020 and 2019 (in thousands):

	For the Three Months Ended March 31,
	2020	2019
Revenue:
Safety	$437,765	$434,318
Community	30,599	30,566
Properties	22,679	19,112
Total segment revenue	491,043	483,996
Operating expenses:
Safety	330,737	316,595
Community	24,449	23,496
Properties	6,954	5,652
Total segment operating expenses	362,140	345,743
Facility net operating income:
Safety	107,028	117,723
Community	6,150	7,070
Properties	15,725	13,460
Total facility net operating income	128,903	138,253
Other revenue (expense):
Other revenue	58	68
Other operating expense	(175)	(89)
General and administrative	(31,279)	(29,445)
Depreciation and amortization	(37,952)	(35,523)
Asset impairments	(536)	—
Operating income	$59,019	$73,264

The following table summarizes capital expenditures including accrued amounts for the three months ended March 31, 2020 and 2019 (in thousands):

	For the Three Months Ended March 31,
	2020	2019
Capital expenditures:
Safety	$6,677	$19,956
Community	654	1,463
Properties	95,949	15,903
Corporate and other	2,058	3,472
Total capital expenditures	$105,338	$40,794

The total assets are as follows (in thousands):

	March 31, 2020	December 31, 2019
Assets:
Safety	$2,553,970	$2,606,127
Community	266,106	275,882
Properties	789,322	682,249
Corporate and other	469,401	227,373
Total Assets	$4,078,799	$3,791,631

11.	CONDENSED CONSOLIDATING FINANCIAL STATEMENTS OF THE COMPANY AND SUBSIDIARIES

The following condensed consolidating financial statements of CoreCivic and subsidiaries have been prepared pursuant to Rule 3-10 of Regulation S-X.  These condensed consolidating financial statements have been prepared from the Company's financial information on the same basis of accounting as the consolidated financial statements.

CONDENSED CONSOLIDATING BALANCE SHEET

As of March 31, 2020

(Unaudited and in thousands)

ASSETS	Parent	Combined Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidating Adjustments and Other	Total Consolidated Amounts
Cash and cash equivalents	$309,497	$24,962	$1,032	$—	$335,491
Restricted cash	300	6	16,544	—	16,850
Accounts receivable, net of allowance	129,398	564,083	(9,483)	(411,400)	272,598
Prepaid expenses and other current assets	3,537	33,864	1,637	(4,076)	34,962
Total current assets	442,732	622,915	9,730	(415,476)	659,901
Real estate and related assets:
Property and equipment, net	2,217,045	260,491	281,146	—	2,758,682
Other real estate assets	235,691	—	—	—	235,691
Goodwill	35,425	15,112	—	—	50,537
Non-current deferred tax assets	—	14,006	—	(343)	13,663
Other assets	622,709	126,733	192,860	(581,977)	360,325
Total assets	$3,553,602	$1,039,257	$483,736	$(997,796)	$4,078,799
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable and accrued expenses	$265,908	$364,841	$103,058	$(415,442)	$318,365
Current portion of long-term debt, net	25,353	—	9,538	—	34,891
Total current liabilities	291,261	364,841	112,596	(415,442)	353,256
Long-term debt, net	1,889,449	114,706	347,272	(115,000)	2,236,427
Non-current deferred tax liabilities	343	—	—	(343)	—
Deferred revenue	—	9,061	—	—	9,061
Other liabilities	17,144	80,654	3,581	—	101,379
Total liabilities	2,198,197	569,262	463,449	(530,785)	2,700,123

Total equity	1,355,405	469,995	20,287	(467,011)	1,378,676
Total liabilities and equity	$3,553,602	$1,039,257	$483,736	$(997,796)	$4,078,799

CONDENSED CONSOLIDATING BALANCE SHEET

As of December 31, 2019

(in thousands)

ASSETS	Parent	Combined Subsidiary Guarantors	Non- Guarantor Subsidiaries	Consolidating Adjustments and Other	Total Consolidated Amounts
Cash and cash equivalents	$45,427	$45,309	$1,384	$—	$92,120
Restricted cash	—	7	26,966	—	26,973
Accounts receivable, net of allowance	154,533	545,291	86	(419,125)	280,785
Prepaid expenses and other current assets	3,084	32,600	3,966	(4,143)	35,507
Total current assets	203,044	623,207	32,402	(423,268)	435,385
Real estate and related assets:
Property and equipment, net	2,226,822	272,888	200,397	—	2,700,107
Other real estate assets	238,637	—	—	—	238,637
Goodwill	35,425	15,112	—	—	50,537
Non-current deferred tax assets	—	14,125	2,411	(478)	16,058
Other assets	606,718	136,125	173,268	(565,204)	350,907
Total assets	$3,310,646	$1,061,457	$408,478	$(988,950)	$3,791,631
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable and accrued expenses	$261,588	$396,703	$102,404	$(423,233)	$337,462
Current portion of long-term debt	23,776	—	7,573	—	31,349
Total current liabilities	285,364	396,703	109,977	(423,233)	368,811
Long-term debt, net	1,629,745	114,682	298,596	(115,000)	1,928,023
Non-current deferred tax liabilities	478	—	—	(478)	—
Deferred revenue	—	12,469	—	—	12,469
Other liabilities	18,310	87,269	—	—	105,579
Total liabilities	1,933,897	611,123	408,573	(538,711)	2,414,882

Total stockholders' equity	1,376,749	450,334	(95)	(450,239)	1,376,749
Total liabilities and stockholders' equity	$3,310,646	$1,061,457	$408,478	$(988,950)	$3,791,631

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the three months ended March 31, 2020

(Unaudited and in thousands)

	Parent	Combined Subsidiary Guarantors	Non- Guarantor Subsidiaries	Consolidating Adjustments and Other	Total Consolidated Amounts
REVENUES	$336,062	$405,482	$9,047	$(259,490)	$491,101
EXPENSES:
Operating	267,851	350,872	3,082	(259,490)	362,315
General and administrative	10,168	21,111	—	—	31,279
Depreciation and amortization	23,483	11,310	3,159	—	37,952
Asset impairments	404	132	—	—	536
	301,906	383,425	6,241	(259,490)	432,082
OPERATING INCOME	34,156	22,057	2,806	—	59,019
OTHER (INCOME) EXPENSE:
Interest expense, net	19,123	1,638	1,777	—	22,538
Other (income) expense	(490)	(75)	32	—	(533)
	18,633	1,563	1,809	—	22,005
INCOME BEFORE INCOME TAXES	15,523	20,494	997	—	37,014
Income tax expense	(275)	(416)	(3,085)	—	(3,776)
INCOME BEFORE EQUITY IN SUBSIDIARIES	15,248	20,078	(2,088)	—	33,238
Income from equity in subsidiaries	17,990	—	—	(17,990)	—
NET INCOME	33,238	20,078	(2,088)	(17,990)	33,238
Net income attributable to non-controlling interest	—	—	(1,181)	—	(1,181)
NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$33,238	$20,078	$(3,269)	$(17,990)	$32,057

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the three months ended March 31, 2019

(Unaudited and in thousands)

	Parent	Combined Subsidiary Guarantors	Non- Guarantor Subsidiaries	Consolidating Adjustments and Other	Total Consolidated Amounts
REVENUES	$335,212	$392,077	$5,723	$(248,948)	$484,064
EXPENSES:
Operating	257,493	334,995	2,292	(248,948)	345,832
General and administrative	10,028	19,417	—	—	29,445
Depreciation and amortization	23,284	10,315	1,924	—	35,523
	290,805	364,727	4,216	(248,948)	410,800
OPERATING INCOME	44,407	27,350	1,507	—	73,264
OTHER (INCOME) EXPENSE:
Interest expense, net	18,286	1,453	1,697	—	21,436
Other (income) expense	(68)	40	32	—	4
	18,218	1,493	1,729	—	21,440
INCOME BEFORE INCOME TAXES	26,189	25,857	(222)	—	51,824
Income tax expense	(529)	(1,955)	—	—	(2,484)
INCOME BEFORE EQUITY IN SUBSIDIARIES	25,660	23,902	(222)	—	49,340
Income from equity in subsidiaries	23,680	—	—	(23,680)	—
NET INCOME	$49,340	$23,902	$(222)	$(23,680)	$49,340

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the three months ended March 31, 2020

(Unaudited and in thousands)

	Parent	Combined Subsidiary Guarantors	Non- Guarantor Subsidiaries	Consolidating Adjustments and Other	Total Consolidated Amounts
Net cash provided by (used in) operating activities	$82,070	$(15,566)	$8,873	$—	$75,377
Net cash used in investing activities	(18,520)	(5,265)	(18,284)	—	(42,069)
Net cash provided by (used in) financing activities	200,820	483	(1,363)	—	199,940
Net increase (decrease) in cash, cash equivalents and restricted cash	264,370	(20,348)	(10,774)	—	233,248
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of period	45,427	45,316	28,350	—	119,093
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of period	$309,797	$24,968	$17,576	$—	$352,341

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the three months ended March 31, 2019

(Unaudited and in thousands)

	Parent	Combined Subsidiary Guarantors	Non- Guarantor Subsidiaries	Consolidating Adjustments and Other	Total Consolidated Amounts
Net cash provided by operating activities	$54,278	$20,642	$2,903	$—	$77,823
Net cash provided by (used in) investing activities	16,075	(71,605)	(22,280)	(190)	(78,000)
Net cash provided by (used in) financing activities	(81,242)	30,664	29,828	190	(20,560)
Net increase (decrease) in cash, cash equivalents and restricted cash	(10,889)	(20,299)	10,451	—	(20,737)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of period	11,109	40,348	22,680	—	74,137
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of period	$220	$20,049	$33,131	$—	$53,400

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

This Quarterly Report contains statements as to our beliefs and expectations of the outcome of future events that are forward-looking statements as defined within the meaning of the Private Securities Litigation Reform Act of 1995, as amended.  All statements other than statements of current or historical fact contained herein, including statements regarding our future financial position, business strategy, budgets, projected costs and plans, and objectives of management for future operations, are forward-looking statements.  The words "anticipate," "believe," "continue," "could," "estimate," "expect," "intend," "may," "plan," "projects," "will," and similar expressions, as they relate to us, are intended to identify forward-looking statements.  These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from the statements made.  These include, but are not limited to, the risks and uncertainties associated with:

•

the duration of the federal government's denial of entry at the United States southern border to asylum-seekers and anyone crossing the southern border without proper documentation or authority in an effort to contain the spread of the novel coronavirus, or COVID-19;

•	government and staff responses to staff or residents testing positive for COVID-19 within public and private correctional, detention and reentry facilities, including the facilities we operate;
•

COVID-19 related restrictions on individuals, businesses, and services that disrupt the criminal justice system, along with government policies on prosecutions and newly ordered legal restrictions that affect the number of people placed in correctional, detention, and reentry facilities;

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

Any or all of our forward-looking statements in this quarterly report may turn out to be inaccurate. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy, and financial needs.  Our statements can be affected by inaccurate assumptions we might make or by known or unknown risks, uncertainties and assumptions, including the risks, uncertainties, and assumptions described in "Item 1A Risk Factors" disclosed in Part II of this Quarterly Report, as well as in our Annual Report on Form 10-K as of and for the year ended December 31, 2019 filed with the Securities and Exchange Commission, or the SEC, on February 20, 2020, or the 2019 Form 10-K, and in other reports, documents, and other information we file with the SEC from time to time.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.  We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or circumstances or otherwise, except as required by law. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements contained in this Quarterly Report and in the 2019 Form 10-K.

OVERVIEW

The Company

We are a diversified government solutions company with the scale and experience needed to solve tough government challenges in flexible, cost-effective ways.  Through three segments, CoreCivic Safety, CoreCivic Community, and CoreCivic Properties, we provide a broad range of solutions to government partners that serve the public good through corrections and detention management, a network of residential reentry centers to help address America's recidivism crisis, and government real estate solutions.  We have been a flexible and dependable partner for government for more than 35 years.  Our employees are driven by a deep sense of service, high standards of professionalism and a responsibility to help government better the public good.

Structured as a REIT, we are the nation's largest owner of partnership correctional, detention, and residential reentry facilities and one of the largest prison operators in the United States.  We also believe we are the largest private owner of real estate used by U.S. government agencies.  As of March 31, 2020, through our CoreCivic Safety segment, we operated 50 correctional and detention facilities, 43 of which we owned, with a total design capacity of approximately 73,000 beds. Through our CoreCivic Community segment, we owned and operated 28 residential reentry centers with a total design capacity of approximately 5,000 beds.  In addition, through our CoreCivic Properties segment, we owned 57 properties for lease to third parties and used by government agencies, totaling 3.3 million square feet.

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

We are a Maryland corporation formed in 1983.  Our principal executive offices are located at 5501 Virginia Way, Brentwood, Tennessee, 37027, and our telephone number at that location is (615) 263-3000.  Our website address is www.corecivic.com.  We make our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, definitive proxy statements, and amendments to those reports under the Securities Exchange Act of 1934, as amended, or the Exchange Act, available on our website, free of charge, as soon as reasonably practicable after these reports are filed with or furnished to the SEC.  Information contained on our website is not part of this Quarterly Report.

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

CRITICAL ACCOUNTING POLICIES

The consolidated financial statements in this report are prepared in conformity with U.S. generally accepted accounting principles, or GAAP.  As such, we are required to make certain estimates, judgments, and assumptions that we believe are reasonable based upon the information available.  These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period.  A summary of our significant accounting policies is described in our 2019 Form 10-K.  The significant accounting policies and estimates which we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following:

Asset impairments.  The primary risk we face for asset impairment charges, excluding goodwill, is associated with facilities we own.  As of March 31, 2020, we had $2.8 billion in property and equipment, including $134.9 million in long-lived assets, excluding equipment, at five idled CoreCivic Safety correctional facilities.  The impairment analyses we performed for each of these facilities excluded the net book value of equipment, as a substantial portion of the equipment is easily transferrable to other company-owned facilities without significant cost.  The carrying values of the five idled correctional facilities as of March 31, 2020 were as follows (in thousands):

Prairie Correctional Facility	$14,668
Huerfano County Correctional Center	16,108
Diamondback Correctional Facility	39,293
Marion Adjustment Center	11,247
Kit Carson Correctional Center	53,600
$134,916

As of March 31, 2020, we also had two idled non-core facilities in our Safety segment containing an aggregate of 440 beds with a total net book value of $3.7 million; two facilities in our Community segment that became idle during 2019 containing an aggregate of 381 beds with a total net book value of $6.0 million; and three previously leased residential reentry centers in our Properties segment that became idle in 2019 containing an aggregate of 430 beds with a total net book value of $9.3 million.

We incurred operating expenses at these idled facilities of approximately $2.1 million and $2.0 million for the three months ended March 31, 2020 and 2019, respectively.

On April 15, 2020, we sold one of the idled facilities in our Community segment, containing 92 beds, for a gross sales price of $1.6 million.  Based on the anticipated sale, we reported an impairment charge of $0.5 million in the first quarter of 2020 based on the realizable value resulting from the sale.

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

We re-perform the impairment analyses on an annual basis for each of the idle facilities as well as any other properties with indicators of impairment. In performing our annual impairment analyses, the estimates of recoverability are initially based on projected undiscounted cash flows that are comparable to historical cash flows from management contracts or lease agreements at facilities similar to the idled facilities, including historical operations for the idled facilities when such facilities were operating. Our impairment evaluations also take into consideration our historical experience in securing new management contracts to utilize correctional facilities that had been previously idled for substantial periods of time.  Such previously idled correctional facilities are currently being operated under contracts that continue to generate cash flows resulting in the recoverability of the net book value of the previously idled facilities by material amounts. We also perform sensitivity analyses that consider reductions to such cash flows. Our sensitivity analyses included reductions in projected cash flows by as much as half of the historical cash flows generated by the respective facility as well as prolonged periods of vacancies. As a result of our analyses, we determined that the projected undiscounted cash flows exceeded the carrying amounts of each idled facility.

We also evaluate on a quarterly basis market developments for the potential utilization of each of these facilities in order to identify events that may cause us to reconsider our most recent assumptions.  Such events could include negotiations with a prospective customer for the utilization of an idle facility at terms significantly less favorable than those used in our most recent impairment analysis, or changes in legislation surrounding a particular facility that could impact our ability to care for certain types of populations at such facility, or a demolition or substantial renovation of a facility.  Further, a substantial increase in the number of available beds at other facilities we own could lead to a deterioration in market conditions and cash flows that we might be able to obtain under a new contract at our idle facilities. Although they are not frequently received, an unsolicited offer to purchase, or an agreement to sell, any of our idle facilities at amounts that are less than the carrying value could also cause us to reconsider the assumptions used in our most recent impairment analysis.

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

Goodwill Impairments – As of March 31, 2020, we had $50.5 million of goodwill, established in connection with multiple business combination transactions.  We evaluate the carrying value of goodwill annually and whenever circumstances indicate the carrying value of goodwill may be impaired.  Under the provisions of Accounting Standards Update, or ASU, 2017-04, "Intangibles–Goodwill and Other (Topic 350): Simplifying the Test of Goodwill Impairment," we perform a qualitative assessment to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount.  If, after assessing the totality of events or circumstances, we determine it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing a quantitative impairment test is not necessary.  If a quantitative test is required, we perform an assessment to identify the existence of impairment and to measure the excess of a reporting unit's carrying amount over its fair value by using a combination of various common valuation techniques, including the income approach and market approach.  The income approach valuation includes certain significant assumptions impacting projected future cash flows, such as projected revenue, projected operating costs, and the weighted average cost of capital, which are affected by expectations about future market or economic conditions.  By their nature, valuation techniques are subject to considerable judgment and require estimates of future cash flows as well as other factors, which are often difficult to predict.  Estimated fair values could change if there are changes in our capital structure, cost of debt, interest rates, capital expenditure levels, operating cash flows, or market capitalization. Accordingly, we may incur goodwill impairment charges in the future.

Because of the potential impact of COVID-19 on the recoverability of goodwill, we performed a qualitative assessment for the goodwill allocated to our CoreCivic Safety and Community segments, and concluded that no impairments had occurred as of March 31, 2020.   However, the long-term impacts of COVID-19, if any, on future cash flows are difficult to predict.  We can provide no assurance that goodwill impairments will not occur in the future as a result of the impact of COVID-19 or otherwise.  We will conduct additional impairment tests if, and when, warranted by the impact of COVID-19 on our business segments.

Self-funded insurance reserves.  As of March 31, 2020, we had $42.6 million in accrued liabilities for employee health, workers' compensation, and automobile insurance claims.  We are significantly self-insured for employee health, workers' compensation, and automobile liability insurance claims.  As such, our insurance expense is largely dependent on claims experience and our ability to control our claims.  We have consistently accrued the estimated liability for employee health insurance claims based on our history of claims experience and the estimated time lag between the incident date and the date we pay the claims.  We have accrued the estimated liability for workers' compensation claims based on an actuarial valuation of the outstanding liabilities, discounted to the net present value of the outstanding liabilities, using a combination of actuarial methods used to project ultimate losses, and our automobile insurance claims based on estimated development factors on claims incurred. The liability for employee health, workers' compensation, and automobile insurance includes estimates for both claims incurred and for claims incurred but not reported.  These estimates could change in the future.  It is possible that future cash flows and results of operations could be materially affected by changes in our assumptions, new developments, or by the effectiveness of our strategies.

Legal reserves.  As of March 31, 2020, we had $13.9 million in accrued liabilities under the provisions of Accounting Standards Codification Subtopic 450-20, "Loss Contingencies," or ASC 450, related to certain claims and legal proceedings in which we are involved.  We have accrued our best estimate of the probable costs for the resolution of these claims.  In addition, we are subject to current and potential future claims and legal proceedings for which little or no accrual has been reflected because our current assessment of the potential exposure is nominal.  These estimates have been developed in consultation with our General Counsel's office and, as appropriate, outside counsel handling these matters, and are based upon an analysis of potential results, assuming a combination of litigation and settlement strategies.  It is possible that future cash flows and results of operations could be materially affected by changes in our assumptions, new developments, or by the effectiveness of our litigation and settlement strategies.

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

	Effective	CoreCivic
	Date	Safety	Community	Properties	Total
Facilities as of December 31, 2018		51	26	27	104
Acquisition of the South Raleigh Reentry Center in North Carolina	February 2019	—	1	—	1
Acquisition of a leased property in Michigan	May 2019	—	—	1	1
Sale of a leased property in Pennsylvania	June 2019	—	—	(1)	(1)
Acquisition of certain assets of Rehabilitation Services, Inc.	December 2019	—	2	—	2
Lease of the Southeast Correctional Complex	December 2019	(1)	—	1	—
Facilities as of December 31, 2019		50	29	28	107
Acquisition of a portfolio of government- leased properties	January 2020	—	—	28	28
Commencement of the Lansing Correctional Facility lease	January 2020	—	—	1	1
Termination of contract and lease of a Colorado reentry center	January 2020	—	(1)	—	(1)
Facilities as of March 31, 2020		50	28	57	135

Three Months Ended March 31, 2020 Compared to the Three Months Ended March 31, 2019

Net income attributable to common stockholders was $32.1 million, or $0.27 per diluted share, for the three months ended March 31, 2020, compared with net income attributable to common stockholders of $49.3 million, or $0.41 per diluted share, for the three months ended March 31, 2019.

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

•

CoreCivic Community segment, consisting of the 28 residential reentry centers that are owned, or controlled via a long-term lease, and managed by CoreCivic.  CoreCivic Community also includes the operating results of our electronic monitoring and case management services.

•	CoreCivic Properties segment, consisting of the 57 real estate properties owned by CoreCivic for lease to third parties and used by government agencies.

For the three months ended March 31, 2020 and 2019, our total facility net operating income was divided among these business segments as follows:

	For the Three Months Ended March 31,
	2020	2019
Segment:
Safety	83.0%	85.2%
Community	4.8%	5.1%
Properties	12.2%	9.7%

Facility Operations

A key performance indicator we use to measure the revenue and expenses associated with the operation of the correctional, detention, and residential reentry facilities we own or manage is expressed in terms of a compensated man-day, which represents the revenue we generate and expenses we incur for one offender for one calendar day.  Revenue and expenses per compensated man-day are computed by dividing facility revenue and expenses by the total number of compensated man-days during the period.  A compensated man-day represents a calendar day for which we are paid for the occupancy of an offender. We believe the measurement is useful because we are compensated for operating and managing facilities at an offender per diem rate based upon actual or minimum guaranteed occupancy levels.  We also measure our costs on a per compensated man-day basis, which is largely dependent upon the number of offenders we accommodate.  Further, per compensated man-day measurements are also used to estimate our potential profitability based on certain occupancy levels relative to design capacity.  Revenue and expenses per compensated man-day for all of the correctional, detention, and residential reentry facilities placed into service that we owned or managed, exclusive of those held for lease, and for TransCor were as follows for the three months ended March 31, 2020 and 2019:

	For the Three Months Ended March 31,
	2020	2019
Revenue per compensated man-day	$81.92	$78.37
Operating expenses per compensated man-day:
Fixed expense	45.43	41.40
Variable expense	16.36	15.63
Total	61.79	57.03
Operating income per compensated man-day	$20.13	$21.34
Operating margin	24.6%	27.2%
Average compensated occupancy	79.0%	82.7%
Average available beds	78,019	78,073
Average compensated population	61,617	64,551

Revenue

Total revenue consists of management revenue we generate through CoreCivic Safety and CoreCivic Community in the operation of correctional, detention, and residential reentry facilities, as well as the revenue we generate from TransCor and our electronic monitoring and case management services.  Total revenue also consists of rental revenue we generate through CoreCivic Properties from facilities we lease to third-party operators.  The following table reflects the components of revenue for the three months ended March 31, 2020 and 2019 (in millions):

	For the Three Months Ended March 31,
	2020	2019	$ Change	% Change
Management revenue:
Federal	$251.3	$242.1	$9.2	3.8%
State	166.6	171.3	(4.7)	(2.7%)
Local	25.6	24.8	0.8	3.2%
Other	24.8	26.7	(1.9)	(7.1%)
Total management revenue	468.3	464.9	3.4	0.7%
Rental revenue	22.7	19.1	3.6	18.8%
Other	0.1	0.1	—	—
Total revenue	$491.1	$484.1	$7.0	1.4%

The $3.4 million, or 0.7%, increase in total management revenue for the three months ended March 31, 2020 as compared with the same period in 2019 consisted of an increase in revenue of approximately $19.9 million resulting from an increase of 4.5% in average revenue per compensated man-day, partially offset by a decrease in revenue of approximately $16.5 million caused primarily by a decrease in the average daily compensated population from 2019 to 2020, net of the revenue generated by one additional day of operations due to a leap year in 2020.  The increase in average revenue per compensated man-day was primarily the result of the effect of per diem increases at several of our facilities as well as a higher mix of federal populations at higher per diem rates.

Average daily compensated population decreased 2,934, or 4.5%, to 61,617 during the three months ended March 31, 2020 compared to 64,551 during the three months ended March 31, 2019.  Average daily compensated population decreased primarily as a result of the expiration of the contract with the Federal Bureau of Prisons, or BOP, at our Adams County Correctional Center in the third quarter of 2019, which had an average daily compensated population of 2,182 inmates during the first quarter of 2019 compared with 1,102 detainees during the first quarter of 2020 under the new ICE contract, as further described hereafter.  Further, the continued and anticipated transfer of California inmates held in our out-of-state facilities back to the state of California, which was completed during the second quarter of 2019, also contributed to the decline in average daily compensated population.  Average daily compensated populations from the state of California were 1,620 during the first quarter of 2019.  The decrease in average daily compensated population was also a result of a reduction in ICE populations, as further described hereafter, net of additional populations resulting from the new inter-governmental service agreements, or IGSAs, with ICE at the Adams County Correctional Center, which promptly transitioned from the BOP contract to the new IGSA with ICE during the third quarter of 2019, and at our previously idled Torrance facility during the second quarter of 2019.  These decreases in average daily compensated populations were partially offset by increases from the U.S. Marshals Service, or USMS, including at our previously idled Eden facility due to a new contract executed in the second quarter of 2019.

The solutions we provide to our federal customers, including primarily ICE, the USMS, and the BOP, continue to be a significant component of our business. Our federal customers generated approximately 51% and 50% of our total revenue for the three months ended March 31, 2020 and 2019, respectively, increasing $9.2 million, or 3.8%, during the three months ended March 31, 2020 as compared with the same period in 2019.  The increase in federal revenues in 2020 primarily resulted from the combined effect of per diem increases for several of our federal contracts and as a result of one additional day of operations due to a leap year in 2020.

At the beginning of 2020, we expected a reduction in ICE populations throughout 2020 compared with 2019 because of a dramatic rise in such populations during 2019, when southern border apprehensions reached the highest levels in over a decade, as we did not believe these high levels would be sustained.  However, the decision near the end of the first quarter of 2020 by the federal government to deny entry at the United States southern border to asylum-seekers and anyone crossing the southern border without proper documentation or authority in an effort to contain the spread of COVID-19 has amplified the reduction in people being apprehended and detained by ICE.  Further, disruptions to the criminal justice system have also contributed to a reduction in the number of USMS offender populations from sequential quarters, as the number of courts in session and prosecutions have declined.  A protracted denial in United States southern border entries of asylum-seekers and undocumented immigrants, or continued disruptions in the criminal justice system could have a material effect on our financial position, results of operations and cash flows.

State revenues from contracts at correctional, detention, and residential reentry facilities that we operate decreased $4.7 million, or 2.7%, from the first quarter of 2019 to the first quarter of 2020.  The decrease in state revenues was primarily a result of a continued, and anticipated, transfer back to the state of California of all of the California inmates held in our out-of-state facilities, which was completed during the second quarter of 2019, as further described hereafter. The decrease in state revenues was partially offset by the revenue generated by new contracts with the state of Mississippi at our Tallahatchie County Correctional Facility and with the state of Kansas at our Saguaro Correctional Facility in Arizona, both as further described hereafter, as well as per diem increases under numerous other state contracts. Revenue also benefited from one additional day of operations due to a leap year in 2020.

Prior to the COVID-19 pandemic, several of our state partners had been experiencing improvements in their budgets which helped us secure recent per diem increases at certain facilities.  Further, several of our existing state partners, as well as prospective state partners, have been experiencing growth in offender populations and overcrowded conditions, are considering alternative correctional capacity for their aged and inefficient infrastructure, or are seeking cost savings by utilizing the private sector.  Since the beginning of 2018, we have completed the intake of new inmate populations as a result of new contracts with Kansas, Kentucky, Mississippi, Ohio, Nevada, South Carolina, and Vermont, while Wyoming began utilizing an existing contract it had not utilized in nearly a decade.

We currently expect that the COVID-19 pandemic will have a negative impact on many of our state partners' budgets, though we cannot predict the impact COVID-19 will have on our state partners' inmate populations or per diem rates.  Although several government agencies reduced the number of people within their jail and prison systems in order to prevent the spread of COVID-19, to date we have not experienced meaningful population reductions within most of our state and local correctional facilities.

We have implemented enhanced hygiene practices, suspended visitation in consultation with our government partners, separated vulnerable inmate populations for their additional protection, followed guidelines provided by the United States Centers for Disease Control and Prevention for Correctional and Detention Facilities, and have taken many other actions to prevent the spread of COVID-19 among our staff and residents within our correctional, detention, and reentry facilities.  However, we cannot predict government responses to an increase in staff or residents testing positive for COVID-19 within public and private correctional, detention and reentry facilities, nor can we predict COVID-19 related restrictions on individuals, businesses, and services that disrupt the criminal justice system.  Certain government agencies have released, may be considering releasing, or may be experiencing pressure to release, certain inmates and detainees as a result of COVID-19, including those inmates and detainees considered vulnerable to serious illness or death in the event of COVID-19 infection, those with sentences ending in the next year, or those being held on a minor supervision violation.  Further, we cannot predict government policies on prosecutions and newly ordered legal restrictions as a result of COVID-19 that affect the number people placed in correctional, detention, and reentry facilities. Such actions could, either alone or in combination, have a material effect on our financial position, results of operations and cash flows.

The $3.6 million, or 18.8%, increase in rental revenue from the first quarter of 2019 to the comparable period in 2020 was primarily a result of acquisitions in 2019 and 2020 of multiple properties leased to third parties and the commencement of the lease of the 2,432-bed correctional facility we constructed in Lansing, Kansas, all as further described hereafter.

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

Operating Expenses

Operating expenses totaled $362.3 million and $345.8 million for the three months ended March 31, 2020 and 2019, respectively. Operating expenses consist of those expenses incurred in the operation and management of correctional, detention, and residential reentry facilities, as well as those expenses incurred in the operations of TransCor and our electronic monitoring and case management services.  Operating expenses also consist of those expenses incurred in the operation of facilities we lease to third-party operators.

Expenses incurred by CoreCivic Safety and CoreCivic Community in connection with the operation and management of our correctional, detention, and residential reentry facilities, as well as those incurred in the operations of TransCor and our electronic monitoring and case management services, increased $15.1 million, or 4.4%, during the first quarter of 2020 when compared with the same period in 2019. Similar to our management revenue, there were several factors that contributed to the increase in operating expenses incurred in these segments.    Operating expenses increased primarily as a result of the additional day of operations due to a leap year in 2020 and due to the aforementioned activations of our previously idled Torrance and Eden facilities in the second quarter of 2019.

Total expenses per compensated man-day increased to $61.79 during the three months ended March 31, 2020 from $57.03 during the three months ended March 31, 2019.  Fixed expenses per compensated man-day increased to $45.43 during the three months ended March 31, 2020 from $41.40 during the same period in the prior year.  The increase in fixed expenses per compensated man-day during the three months ended March 31, 2020 was primarily due to increases in salaries and benefits expenses.

Recent increases in the unemployment rate caused by COVID-19 notwithstanding, as the economy has improved and the nation's unemployment rate has declined, we have experienced wage pressures in certain markets across the country, and have provided wage increases to remain competitive.  These wage pressures contributed to the increase in fixed expenses per compensated man-day during 2020 when compared to 2019. We continually monitor compensation levels very closely along with overall economic conditions and will set wage levels necessary to help ensure the long-term success of our business.  Further, we continually evaluate the structure of our employee benefits package and training programs to ensure we are better able to attract and retain our employees.  The COVID-19 pandemic presents unique employment circumstances, as the unemployment rate has recently increased dramatically as many businesses curtailed or even ceased operations.  While a higher unemployment rate in the longer-term could provide a more robust talent acquisition pipeline than we have recently experienced, we expect to incur incremental expenses in the short-term to help ensure sufficient staffing levels under unique and challenging working conditions until the pandemic fades.  Incremental expenses are expected to include, but may not be limited to, incentive payments to our line and field staff, additional paid time off, as well as expenses to procure personal protective equipment.  During April 2020, we announced that we would provide incentive payments to our line and field staff, known as "hero bonuses", that we estimate will total $6.5 million to $7.5 million during the second quarter of 2020.  Salaries and benefits represent the most significant component of our operating expenses, representing approximately 61% of our total operating expenses for the first quarter of 2020 and 60% of our total operating expenses during 2019.

Operating expenses incurred by CoreCivic Properties in connection with facilities we lease to third-party operators increased $1.3 million, or 23.0%, during the first quarter of 2020 when compared with the same period in 2019.  The increase in expenses in this segment was primarily the result of acquisitions in 2019 and 2020 of multiple properties leased to third parties.

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

CoreCivic Safety

CoreCivic Safety includes the operating results of the correctional and detention facilities that we operated during each period.  Total revenue generated by CoreCivic Safety increased $3.4 million, or 0.8%, from $434.3 million in the first quarter of 2019 to $437.8 million in the first quarter of 2020.  CoreCivic Safety's facility net operating income, or facility revenues less operating expenses, decreased $10.7 million, or 9.1%, from $117.7 million during the three months ended March 31, 2019 to $107.0 million during the three months ended March 31, 2020.  During the three months ended March 31, 2020 and 2019, CoreCivic Safety generated 83.0% and 85.2%, respectively, of our total facility net operating income.

The following table displays the revenue and expenses per compensated man-day for CoreCivic Safety's correctional and detention facilities placed into service that we own and manage and for the facilities we manage but do not own, inclusive of the transportation services provided by TransCor:

	For the Three Months Ended March 31,
	2020	2019
CoreCivic Safety Facilities:
Revenue per compensated man-day	$83.37	$79.84
Operating expenses per compensated man-day:
Fixed expense	46.15	42.03
Variable expense	16.84	16.17
Total	62.99	58.20
Operating income per compensated man-day	$20.38	$21.64
Operating margin	24.4%	27.1%
Average compensated occupancy	79.4%	83.0%
Average available beds	72,689	72,833
Average compensated population	57,699	60,441

Operating margins within the CoreCivic Safety facilities during the first quarter of 2020 were negatively impacted primarily by reduced populations and increased operating expenses, which was driven primarily by increases in salaries and benefits expenses, as previously described herein.  Also as previously mentioned, COVID-19 will have an adverse impact on operating margins of the CoreCivic Safety segment.

During the first quarter of 2015, the adult inmate population held in state of California institutions first met a Federal court order to reduce inmate populations below 137.5% of its capacity.  Inmate populations in the state continued to decline below the court ordered capacity limit which resulted in declining inmate populations in the out-of-state program at facilities we own and operate. The state of California's budget for fiscal 2018-2019, signed by the Governor of California in June 2018, anticipated that all inmates from California would be returned from out-of-state facilities to the state of California by January 2019.  In accordance with the budget for fiscal 2018-2019, all California inmates were transferred from our 2,672-bed Tallahatchie County Correctional Facility in Tutwiler, Mississippi back to California in the second quarter of 2018. However, due to the higher-than-expected population in fiscal 2018-2019, California was unable to accept the transfer of the inmates cared for at our 3,060-bed La Palma Correctional Center in Eloy, Arizona, our remaining out-of-state facility caring for California inmates at the time.  During January 2019, the Governor issued a proposed budget for fiscal 2019-2020, which assumed all California inmates would be returned from out-of-state facilities by June 30, 2019.  Accordingly, all remaining California inmates were removed from our La Palma facility as of June 30, 2019.  During the three months ended March 31, 2019, we cared for an average daily compensated population of approximately 1,600 California inmates at our La Palma facility.  This decline in population resulted in a decrease in revenue of $9.8 million from the three months ended March 31, 2019 to the comparable period in 2020.   Approximately 2% of our total revenue for the three months ended March 31, 2019 was generated from the California Department of Corrections and Rehabilitation in facilities housing inmates outside the state of California.

The Governor of California recently signed Assembly Bill 32, or AB32, which, subject to certain exceptions, as of January 1, 2020, generally prohibits new contracts and renewals of existing contracts between private, for-profit entities and government agencies for the operation of detention facilities within the state of California, with a January 1, 2028 sunset for the use of private, for-profit entities by the state of California.  While AB32 excludes facilities leased from private, for-profit entities, such as our California City Correctional Center, the impact of AB32 on our California based detention and reentry facility contracts is currently unclear given the potential conflict between federal and state law, and court challenges to the enforceability of AB32.  On January 24, 2020, the U.S. Government filed a lawsuit against the state of California challenging the enforceability of AB32 under applicable law.  We cannot predict the outcome of this lawsuit.  However, we believe the restrictions to force a phase-out of federal detention and residential reentry facilities under private management goes against federal law. In the event AB32 is implemented as currently constructed, the federal government could be prohibited from renewing (i) its contract to operate our Otay Mesa Detention Center, which is currently scheduled to expire in December 2024, and (ii) our residential reentry contracts within the state of California, which are scheduled to expire at dates ranging from 2020 to 2024.  The non-renewal of our contract to operate the Otay Mesa Detention Center, which we recently expanded from 1,482 beds to 1,994 beds, could have a significant impact on our results of operations and cash flows at the time of non-renewal.

On May 16, 2019, we announced that we entered into a new contract under an IGSA between Torrance County, New Mexico and ICE to activate our 910-bed Torrance County Detention Facility in Estancia, New Mexico.  The Torrance facility had previously been idle since 2017. The new management contract commenced on May 15, 2019, and has an initial term of 60 months, with unlimited extension options thereafter upon mutual agreement.  Either party may terminate the contract with 120 days' written notice.  We began accepting ICE detainee populations into the Torrance facility in the third quarter of 2019, and, as of March 31, 2020, cared for approximately 250 detainees at the facility.

On May 23, 2019, we announced that we entered into a new contract under an IGSA between the City of Eden, Texas and the USMS, to activate our 1,422-bed Eden Detention Center in Eden, Texas.  The new agreement also permits ICE to utilize capacity at the facility at any time in the future.  The Eden facility had previously been idle since 2017. The new management contract commenced on June 1, 2019, and has an indefinite term.  Either party may terminate the contract with 30 days' written notice.  We began accepting populations into the Eden facility in the third quarter of 2019 and, as of March 31, 2020, cared for approximately 1,000 detainees at the facility.

On January 9, 2020, we announced that we entered into a new emergency contract with the state of Mississippi to care for up to 375 of Mississippi's inmates at the Tallahatchie facility, to assist the State with significant challenges in its correctional system.  The contract had a term of ninety days, which the State could extend for up to two additional ninety-day terms.  The State subsequently expanded the contract to 1,000 inmates and exercised the first ninety-day extension option.  As of March 31, 2020, we cared for approximately 850 inmates from Mississippi.

On May 1, 2019, the BOP announced that it elected not to renew the contract at our Adams County Correctional Center in Adams County, Mississippi.  On June 28, 2019, the BOP executed an amendment to the existing contract to allow ICE to use up to 660 beds to care for adult male detainees.  On July 18, 2019, the BOP contract, which was originally scheduled to expire on July 31, 2019, was extended to August 30, 2019. On September 3, 2019, we announced that we had entered into a new contract under an IGSA between Adams County, Mississippi and ICE for up to 2,348 adult detainees at the Adams facility.  The new management agreement commenced on August 31, 2019, and has an initial term of 60 months, with unlimited extension options thereafter upon mutual agreement.  Either party may terminate the contract with 120 days' written notice.  The average compensated occupancy of the Adams County facility was 49.4% during the first quarter of 2020 compared with 97.8% during the first quarter of 2019, although facility net operating income declined by only $0.4 million from the first quarter of 2019 to the first quarter of 2020.

Effective August 1, 2019, we were awarded a new contract with the Kansas Department of Corrections, or KDOC, to care for offenders at our 1,896-bed Saguaro Correctional Facility, where we also care for inmates from Hawaii and Nevada.  We accepted 120 offenders from the KDOC in October 2019.

CoreCivic Community

CoreCivic Community includes the operating results of the residential reentry centers that we operated during each period, along with the operating results of our electronic monitoring and case management services from the acquisition dates of the subsidiaries providing those services.  Total revenue generated by CoreCivic Community stayed consistent at $30.6 million during the first quarter of 2020 as compared to the same period in 2019. CoreCivic Community's facility net operating income decreased $0.9 million, or 13.0%, from $7.1 million during the three months ended March 31, 2019 to $6.2 million during the three months ended March 31, 2020.  During the three months ended March 31, 2020 and 2019, CoreCivic Community generated 4.8% and 5.1%, respectively, of our total facility net operating income.

The following table displays the revenue and expenses per compensated man-day for CoreCivic Community's residential reentry facilities placed into service that we own and manage, but exclusive of the electronic monitoring and case management services given that revenue is not generated on a per compensated man-day basis for these services:

	For the Three Months Ended March 31,
	2020	2019
CoreCivic Community Facilities:
Revenue per compensated man-day	$60.46	$56.71
Operating expenses per compensated man-day:
Fixed expense	34.83	32.11
Variable expense	9.31	7.75
Total	44.14	39.86
Operating income per compensated man-day	$16.32	$16.85
Operating margin	27.0%	29.7%
Average compensated occupancy	73.5%	78.4%
Average available beds	5,330	5,240
Average compensated population	3,918	4,110

Operating margins in the CoreCivic Community segment during the first quarter of 2020 were negatively impacted by an increase in operating expenses, which was driven primarily by increases in salaries and benefits expenses across the portfolio, as previously described herein.  Operating margins were also negatively impacted during the first quarter of 2020 by the reduction in average compensated population, which was primarily driven by a decline in utilization from the state of Oklahoma at one of our residential reentry centers in Oklahoma, which led to the consolidation of residents into our other reentry facilities located in the state. We idled the Oklahoma reentry facility in the second quarter of 2019. We also idled a 92-bed residential reentry center in Arizona in the third quarter of 2019 upon the expiration of a BOP contract on August 31, 2019, and sold this facility during the second quarter of 2020.

On December 7, 2019, we completed the acquisition of certain assets of Rehabilitation Services, Inc., or RSI.  The acquisition resulted in the addition of two residential reentry centers in Virginia.  The Ghent Residential Reentry Center, a 36-bed residential reentry center in Norfolk, Virginia and the James River Residential Reentry Center, an 84-bed residential reentry center in Newport News, Virginia provide reentry services for residents under custody of the BOP.  The residential reentry facilities can also serve an additional 34 home confinement clients on behalf of the BOP.

Like the CoreCivic Safety segment, our CoreCivic Community segment has been impacted by the COVID-19 pandemic.  Some of our government partners have transferred certain residents assigned to our reentry facilities to non-residential status, home confinement or early releases, to create additional space for enhanced social distancing within our reentry facilities.  Additionally, similar to our CoreCivic Safety segment, the CoreCivic Community segment could be adversely impacted by the disruption in court hearings, resulting in a reduction in the number of referrals to our community facilities. In fact, we have seen a modest reduction in the number of referrals to our community facilities as a result of this disruption.  Additionally, at some locations, residents are responsible for a portion of the subsistence payments, which could be impacted by a curtailment in work programs available to them, negatively impacting our revenue to the extent that the government agency does not supplement such payments.  However, it is also possible that government agencies will increase the utilization of our community facilities as an alternative to incarceration. It is currently too early to predict the ultimate impact that the COVID-19 pandemic could have on our CoreCivic Community segment.

CoreCivic Properties

CoreCivic Properties includes the operating results of the properties we leased to third parties and that were used by government agencies during each period.  Total revenue generated by CoreCivic Properties increased $3.6 million, or 18.7%, from $19.1 million in the first quarter of 2019 to $22.7 million in the first quarter of 2020.  CoreCivic Properties' facility net operating income increased $2.3 million, or 16.8%, from $13.5 million in the first quarter of 2019 to $15.7 million in the first quarter of 2020.  The increases in total revenue and net operating income were primarily the result of the properties we acquired in 2019 and 2020, and due to the commencement of the lease at our Lansing Correctional Facility in January 2020.  During the three months ended March 31, 2020 and 2019, CoreCivic Properties generated 12.2% and 9.7%, respectively, of our total facility net operating income.

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

On January 2, 2020, we completed the acquisition of a portfolio of 28 properties, all of which are leased to the federal government through the General Services Administration, or GSA.  The 445,000 square foot portfolio serves numerous federal agencies, including primarily the Social Security Administration, the Department of Homeland Security, and the Office of Hearings Operations.  The 28-property portfolio is strategically located throughout the mid-south, complementing our existing real estate footprint, and each property was built-to-suit for its federal tenant.  In the first quarter of 2020, the portfolio of 28 properties generated $2.7 million of rental revenue.

On January 24, 2018, we entered into a 20-year lease agreement with the KDOC for a 2,432-bed correctional facility to be constructed by the Company in Lansing, Kansas.  The new facility replaces the Lansing Correctional Facility, Kansas' largest correctional complex for adult male inmates, originally constructed in 1863.  CoreCivic is responsible for facility maintenance throughout the 20-year term of the lease, at which time ownership will revert to the state of Kansas.  Construction of the facility commenced in the first quarter of 2018, and construction was completed in January 2020, at which time the lease commenced. In the first quarter of 2020, the Lansing Correction Facility generated $0.7 million of revenue associated with the non-lease services components of the arrangement, and $1.6 million of interest income, as further described hereafter.

During the third quarter of 2019, leases at three single-tenant residential reentry centers located in Pennsylvania expired and were not renewed.  The three properties total approximately 54,000 square feet and contain an aggregate of 430 beds.  These three facilities generated total facility net operating income of $0.4 million in 2019.  We are marketing the facilities to other potential customers to operate as a CoreCivic Community facility or for future lease as a CoreCivic Properties facility.

General and administrative expenses

For the three months ended March 31, 2020 and 2019, general and administrative expenses totaled $31.3 million and $29.4 million, respectively. General and administrative expenses consist primarily of corporate management salaries and benefits, professional fees, including those associated with mergers and acquisitions, or M&A, and other administrative expenses.  General and administrative expenses increased from the prior year period primarily as a result of an increase in salaries and benefits and certain other expenses.

Depreciation and amortization

For the three months ended March 31, 2020 and 2019, depreciation and amortization expense totaled $38.0 million and $35.5 million, respectively.  The increase in depreciation and amortization expense is primarily due to the additional depreciation and amortization resulting from our M&A activities during 2019 and 2020.

Interest expense, net

Interest expense is reported net of interest income and capitalized interest for the three months ended March 31, 2020 and 2019.  Gross interest expense, net of capitalized interest, was $24.5 million and $21.9 million for the three months ended March 31, 2020 and 2019, respectively. Gross interest expense is based on outstanding borrowings under our revolving credit facility, our outstanding Incremental Term Loan A, or Term Loan A, our outstanding new $250.00 million Senior Secured Term Loan B, or Term Loan B, as further described hereafter, our outstanding senior notes, and our outstanding non-recourse mortgage notes, as well as the amortization of loan costs and unused facility fees.  The increase in gross interest expense primarily resulted from an increase in the average outstanding balance on our revolving credit facility, and the interest expense associated with the Term Loan B and the new non-recourse mortgage note assumed during 2020, as further described hereafter.

We have benefited from relatively low interest rates on our revolving credit facility, which is largely based on the London Interbank Offered Rate, or LIBOR.  Based on our total leverage ratio, borrowings under our revolving credit facility during 2019 and the first quarter of 2020 were at the base rate plus a margin of 0.50% or at LIBOR plus a margin of 1.50%, and a commitment fee equal to 0.35% of the unfunded balance. Interest rates under the Term Loan A are the same as the interest rates under our revolving credit facility.

On April 20, 2018, CoreCivic of Kansas, LLC, a wholly-owned unrestricted subsidiary of ours, priced $159.5 million in aggregate principal amount of non-recourse senior secured notes, or the Kansas Notes, in a private placement pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, or the Securities Act.  The private placement closed on June 1, 2018. We used the proceeds of the private placement, which were drawn on quarterly funding dates beginning in the second quarter of 2018, to fund construction of the Lansing Correctional Facility, along with costs and expenses of the project.  The Kansas Notes have a yield to maturity of 4.43% and are scheduled to mature in January 2040, 20 years following completion of the project, which occurred in January 2020.  We capitalized $0.9 million of interest during the three months ended March 31, 2019, and $0.5 million in 2020 through the date construction was complete in January 2020, associated with this construction project.  During the first quarter of 2020, we incurred $1.8 million of interest expense on the Kansas Notes.

On December 18, 2019, we entered into a new Term Loan B which bears interest at a rate of LIBOR plus 4.50%, with a 1.00% LIBOR floor (or, at our option, a base rate plus 3.50%), and has a five-year maturity with scheduled quarterly principal payments through December 2024.  The Term Loan B will be secured by a first lien on certain specified real property assets, representing a loan-to-value of no greater than 80%.  We can prepay the Term Loan B at any time and from time to time, without premium or penalty, except that a premium of 1.0% of the amount prepaid must accompany any prepayment made prior to December 18, 2020, with the proceeds of any new or replacement tranche of term loans that are in the nature of what are commonly referred to as "B" term loans and that bear interest with an all-in yield less than the all-in yield applicable to the Term Loan B. The 1.0% prepayment premium is also payable in respect of certain repricing events occurring prior to December 18, 2020.  Proceeds from the issuance of the Term Loan B were used to partially fund the early redemption of our $325.0 million in aggregate principal amount of 4.125% senior notes originally due in April 2020.

On January 2, 2020, we completed the acquisition of a portfolio of 28 properties, 24 of which the counter-party contributed to a newly formed partnership of ours, for total consideration of $83.2 million.   In connection with the acquisition, a wholly-owned subsidiary of Government Real Estate Solutions, LLC, or GRES, an unrestricted subsidiary we control, assumed $52.2 million of in-place financing.  The assumed non-recourse mortgage note, or the GRES Note, carries a fixed interest rate of 4.91% and requires monthly principal and interest payments, with a balloon payment of $46.2 million due at maturity in November 2025.  The GRES Note continues to be fully-secured by the same 24 properties originally pledged as collateral at the time the debt was issued.

Gross interest income was $2.0 million and $0.5 million for the three months ended March 31, 2020 and 2019, respectively.  Gross interest income is earned on notes receivable, investments, cash and cash equivalents, and restricted cash.  Interest income also includes interest income associated with the 20-year finance receivable associated with the Lansing Correctional Facility lease to the KDOC, which commenced in January 2020, and amounted to $1.6 million for the three months ended March 31, 2020.  Total capitalized interest was $0.5 million and $0.9 million during the three months ended March 31, 2020 and 2019, respectively. Capitalized interest was primarily associated with the construction of the Lansing Correctional Facility.

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

During the three months ended March 31, 2020 and 2019, our financial statements reflected an income tax expense of $3.8 million and $2.5 million, respectively.  Our effective tax rate was 10.2% and 4.8% during the three months ended March 31, 2020 and 2019, respectively.  Income tax expense during the first quarter of 2020 included $3.1 million that had been deferred during the construction period of our Lansing Correctional Facility, which was owned by a TRS of ours until it converted to a qualified REIT subsidiary, or QRS, upon completion of construction in the first quarter of 2020.  Because ownership of this facility reverts to the state of Kansas upon expiration of the twenty-year lease, the construction and subsequent lease of the facility to the State was a deemed sale for federal and state income tax purposes.  The gain on sale was reported as a deferred tax asset based on the percentage of completion method over the construction period.  This deferred tax asset was revalued to zero upon conversion of the TRS to a QRS.

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

To maintain our qualification as a REIT, we generally are required to distribute annually to our stockholders at least 90% of our REIT taxable income (determined without regard to the dividends paid deduction and excluding net capital gains). Our REIT taxable income will not typically include income earned by our TRSs except to the extent our TRSs pay dividends to the REIT.  Our Board of Directors declared a quarterly dividend of $0.44 for the first quarter of 2020 totaling $53.4 million. The amount, timing and frequency of future distributions will be at the sole discretion of our Board of Directors and will be declared based upon various factors, many of which are beyond our control, including our financial condition and operating cash flows, the amount required to maintain qualification and taxation as a REIT and to reduce any income and excise taxes that we otherwise would be required to pay, limitations on distributions in our existing and future debt instruments, limitations on our ability to fund distributions using cash generated through our TRSs, alternative growth opportunities that require capital deployment, and other factors that our Board of Directors may deem relevant.

In March 2020, the World Health Organization declared the outbreak of COVID-19 as a pandemic, which continues to spread throughout the United States. As a result, the federal government decided to deny entry at the United States southern border to asylum-seekers and anyone crossing the southern border without proper documentation or authority in an effort to contain the spread of COVID-19. This action has resulted in the reduction in the number of people being apprehended and detained by ICE.  Further, disruptions to the criminal justice system have also contributed to a reduction in the number of USMS offender populations, as the number of courts in session and prosecutions have declined.  Many state and local government agencies have released, may be considering releasing, or may be experiencing pressure to release, certain inmates and detainees to help ensure social distancing within their facilities and prevent excessive interactions among inmate populations.  A protracted denial in southern border entries of asylum-seekers and undocumented immigrants, or continued disruptions in the criminal justice system could have a material effect on our financial position, results of operations and cash flows.  As a precautionary measure to ensure that we have sufficient liquidity for the pandemic with uncertain consequences and duration, we partially drew our revolving credit facility. As a result of uncertainties in the near-term outlook for the business caused by COVID-19, we are reevaluating spending, reviewing capital projects to ensure we are only spending on projects that are deemed essential in the current environment, and limiting travel and other operating expenses.

As of March 31, 2020, our liquidity was provided by cash on hand of $335.5 million, and $155.0 million available under our revolving credit facility.  During the three months ended March 31, 2020 and 2019, we generated $75.4 million and $77.8 million, respectively, in cash through operating activities.  We currently expect to be able to meet our cash expenditure requirements for the next year utilizing these resources. Some banks that are party to our Second Amended and Restated Credit Agreement, or Bank Credit Agreement, have announced that they do not expect to continue to provide credit or financial services to private entities that operate correctional and detention facilities, including CoreCivic.  These banks are legally obligated to honor their commitments under our Bank Credit Agreement, which expires in April 2023.  We can provide no assurance that additional banks that are party to our Bank Credit Agreement will not make similar decisions, or that new banks will be willing to become party to our Bank Credit Agreement.  We have no debt maturities until October 2022, and do not currently anticipate a need to access the capital markets in the short-term.

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

Debt and equity

As of March 31, 2020, we had $350.0 million principal amount of unsecured notes outstanding with a fixed stated interest rate of 4.625%, $250.0 million principal amount of unsecured notes outstanding with a fixed stated interest rate of 5.0%, and $250.0 million principal amount of unsecured notes outstanding with a fixed stated interest rate of 4.75%.  In addition, we had $21.9 million outstanding under the

Capital Commerce Note with a fixed stated interest rate of 4.5%, $159.5 million outstanding under the Kansas Notes with a fixed stated interest rate of 4.43%, $148.7 million outstanding under the SSA-Baltimore Note with a fixed stated interest rate of 4.5%, and $52.0 million outstanding under the GRES Note with a fixed stated interest rate of 4.91%. We also had $187.5 million outstanding under our Term Loan A with a variable interest rate of 2.5%, $246.9 million outstanding under our Term Loan B with a variable interest rate of 5.5%, and $631.0 million outstanding under our revolving credit facility with a variable weighted average interest rate of 2.4%.  As of March 31, 2020, our total weighted average effective interest rate was 4.7%, while our total weighted average maturity was 5.7 years.  We may also seek to issue debt or equity securities from time to time when we determine that market conditions and the opportunity to utilize the proceeds from the issuance of such securities are favorable.

On August 28, 2018, we entered into an Amended and Restated ATM Equity Offering Sales Agreement, or ATM Agreement, with multiple sales agents, pursuant to which we may offer and sell to or through the agents, from time to time, shares of our common stock, par value $0.01 per share, having an aggregate gross sales price of up to $200.0 million. Sales, if any, of our shares of common stock will be made primarily in "at-the-market" offerings, as defined in Rule 415 under the Securities Act.  The shares of common stock will be offered and sold pursuant to our registration statement on Form S-3 and a related prospectus supplement, both filed with the SEC on August 28, 2018.  We intend to use substantially all of the net proceeds from any sale of shares of our common stock to repay outstanding borrowings or for working capital and other general corporate purposes, which may include investments.  There were no shares of our common stock sold under the ATM Agreement during 2020 or 2019.

Facility acquisitions, development, and capital expenditures

On January 2, 2020, we completed the acquisition of a portfolio of 28 properties, 24 of which the counter-party contributed to a newly formed partnership of the Company's, for total consideration of $83.2 million, excluding transaction-related expenses.  All of the properties are leased to the federal government through the GSA. We financed the acquisition with $7.7 million of cash, assumed debt of $52.2 million and the balance with the issuance of 1.3 million shares of Class A Common Interests in GRES that are convertible into cash or, at our option, shares of our common stock following a two-year holding period on a one-for-one basis, or Operating Partnership Units, using a "DownREIT" structure.  The assumed debt carries a fixed interest rate of 4.91%, with fixed monthly payments extending through November 2025, and a balloon payment of $46.2 million due at maturity.  For this acquisition, we were able to complete an accretive transaction despite what we believe is depressed market value of our public securities, by fixing the number of Operating Partnership Units to be issued based on a negotiated share price collar between $21.00 and $25.00, or a 17% premium to the price of our common stock as of the date of the acquisition.  Creating a "DownREIT" structure provides us with another form of capital outside our traditional debt and equity securities, and is attractive to potential sellers because they may be able to defer a substantial portion of income taxes they otherwise may incur by selling their properties to another buyer.

On January 24, 2018, we entered into a 20-year lease agreement with the KDOC for a 2,432-bed correctional facility to be constructed in Lansing, Kansas.  We commenced construction of the facility in the first quarter of 2018 and, as of December 31, 2019, we had capitalized $137.7 million associated with the construction project.  In December 2019, the Lansing facility began accepting offenders into the 512-bed minimum security complex ahead of schedule, with the remaining 1,920-bed medium/maximum security complex completed in January 2020, for a total project cost of approximately $155.0 million.  Construction of the facility was 100% funded with proceeds from the private placement of the Kansas Notes, as previously described herein. This transaction represents the first development of a privately owned, build-to-suit correctional facility operated by a government agency through a long-term lease agreement.  We are responsible for facility maintenance throughout the 20-year term of the lease, at which time ownership will revert to the state of Kansas.  With the extensively aged criminal justice infrastructure in the United States today, we believe we can bring our flexible solutions like this to other government agencies.

Several of our existing federal and state partners, as well as prospective state partners, are experiencing growth in offender populations and overcrowded conditions, are considering alternative correctional capacity for their aged or inefficient infrastructure, or are seeking cost savings by utilizing the private sector.  Competing budget priorities often impede our customers' ability to construct new prison beds of their own or update older facilities, which we believe could result in further need for private sector prison capacity solutions in the long-term. Over the long-term, we would like to see meaningful utilization of our available capacity and better visibility from our customers into their potential future needs before we develop new prison capacity on a speculative basis. We will, however, respond to customer demand and may develop or expand correctional and detention facilities when we believe potential long-term returns justify the capital deployment.  We are also pursuing additional investment opportunities in other real estate assets with a bias toward those used to provide mission-critical governmental services, as well as other businesses that expand the range of solutions we provide to government partners, and expect to complete additional acquisitions that would further diversify our cash flows and generate attractive risk-adjusted returns for our shareholders. However, our pursuits have been temporarily suspended by the decline in the market value of our public securities and an uncertain economic environment as a result of COVID-19.

Operating Activities

Our net cash provided by operating activities for the three months ended March 31, 2020 was $75.4 million, compared with $77.8 million for the same period in the prior year. Cash provided by operating activities represents the year to date net income plus depreciation and amortization, changes in various components of working capital, and various non-cash charges.

Investing Activities

Our net cash flow used in investing activities was $42.1 million for the three months ended March 31, 2020 and was attributable to capital expenditures for facility development and expansions of $22.2 million and $8.6 million for facility maintenance and information technology capital expenditures.  Our cash flow used in investing activities also included $8.8 million primarily attributable to the acquisition of the aforementioned portfolio of 28 properties in January 2020.  Our cash flow used in investing activities was $78.0 million for the three months ended March 31, 2019 and was attributable to payments totaling $30.9 million, including payments of $30.0 million to the state of Montana in connection with an agreement with the state of Montana to extend our ownership of the Crossroads Correctional Center for the estimated duration of its useful life, and an acquisition completed in the first quarter of 2019, net of cash acquired.  Our net cash flow used in investing activities also included capital expenditures of $37.0 million, including expenditures for facility development and expansions of $36.0 million and $10.0 million for facility maintenance and information technology capital expenditures.

Financing Activities

Our net cash flow provided by financing activities was $199.9 million for the three months ended March 31, 2020 and was primarily attributable to net borrowings under our revolving credit facility of $266.0 million, partially offset by dividend payments of $54.5 million and $3.6 million for the purchase and retirement of common stock that was issued in connection with equity-based compensation.  In addition, cash flow used in financing activities included $7.6 million of scheduled principal repayments under our Term Loan A, Term Loan B, and non-recourse mortgage notes.

Our net cash flow used in financing activities was $20.6 million for the three months ended March 31, 2019 and was primarily attributable to dividend payments of $52.4 million and $3.1 million for the purchase and retirement of common stock that was issued in connection with equity-based compensation.  In addition, cash flow used in financing activities included $6.4 million of contingent consideration associated with the acquisition of a business and $2.9 million of scheduled principal repayments under our Term Loan A and non-recourse mortgage notes. These payments were partially offset by $13.0 million of net borrowings under our revolving credit facility, and $31.1 million of proceeds from the quarterly borrowings of the Kansas Notes during the construction period of the Lansing Correctional Facility.

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

We also present Normalized FFO as an additional supplemental measure as we believe it is more reflective of our core operating performance. We may make adjustments to FFO from time to time for certain other income and expenses that we consider non-recurring, infrequent or unusual, even though such items may require cash settlement, because such items do not reflect a necessary or ordinary component of our ongoing operations.  Even though expenses associated with M&A may be recurring, the magnitude and timing fluctuate based on the timing and scope of M&A activity, and therefore, such expenses, which are not a necessary component of our ongoing operations, may not be comparable from period to period.  Start-up expenses represent the incremental operating losses incurred during the period we were activating idle correctional facilities.  Normalized FFO excludes the effects of such items.

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

Our reconciliation of net income to FFO and Normalized FFO for the three months ended March 31, 2020 and 2019 is as follows (in thousands):

	For the Three Months Ended March 31,
FUNDS FROM OPERATIONS:	2020	2019
Net income	$33,238	$49,340
Depreciation and amortization of real estate assets	28,106	26,599
Impairment of real estate assets	405	—
Funds From Operations	61,749	75,939
Expenses associated with mergers and acquisitions	338	436
Deferred tax expense on Kansas lease structure	3,085	—
Goodwill and other impairments	131	—
Normalized Funds From Operations	$65,303	$76,375

Contractual Obligations

The following schedule summarizes our contractual cash obligations by the indicated period as of March 31, 2020 (in thousands):

	Payments Due By Year Ended December 31,
	2020 (remainder)	2021	2022	2023	2024	Thereafter	Total
Long-term debt	$24,701	$40,047	$293,990	$1,171,170	$196,044	$571,577	$2,297,529
Interest on senior and mortgage notes	53,470	57,314	56,790	35,594	26,863	129,648	359,679
Contractual facility developments and other commitments	5,649	—	—	—	—	—	5,649
South Texas Family Residential Center	38,742	37,333	—	—	—	—	76,075
Operating leases	3,720	5,219	4,181	3,145	3,135	24,183	43,583
Total contractual cash obligations	$126,282	$139,913	$354,961	$1,209,909	$226,042	$725,408	$2,782,515

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

We had $14.0 million of letters of credit outstanding at March 31, 2020 primarily to support our requirement to repay fees and claims under our self-insured workers' compensation plan in the event we do not repay the fees and claims due in accordance with the terms of the plan.  The letters of credit are renewable annually.  We did not have any draws under these outstanding letters of credit during the three months ended March 31, 2020 or 2019.

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

Our primary market risk exposure is to changes in U.S. interest rates.  We are exposed to market risk related to our revolving credit facility, Term Loan A and Term Loan B because the interest rates on these loans are subject to fluctuations in the market.  If the interest rate for our outstanding indebtedness under the revolving credit facility, the Term Loan A, and the Term Loan B was 100 basis points higher or lower during the three months ended March 31, 2020, our interest expense, net of amounts capitalized, would have been increased or decreased by $2.1 million.

As of March 31, 2020, we had outstanding $350.0 million of senior notes due 2023 with a fixed interest rate of 4.625%, $250.0 million of senior notes due 2022 with a fixed interest rate of 5.0%, and $250.0 million of senior notes due 2027 with a fixed interest rate of 4.75%. We also had $21.9 million outstanding under the Capital Commerce Note with a fixed interest rate of 4.5%, $159.5 million outstanding under the Kansas Notes with a fixed interest rate of 4.43%, $148.7 million outstanding under the SSA-Baltimore Note with a fixed interest rate of 4.5%, and $52.0 million outstanding under the GRES Note with a fixed interest rate of 4.91%.  Because the interest rates with respect to these instruments are fixed, a hypothetical 100 basis point increase or decrease in market interest rates would not have a material impact on our financial statements.

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

Item 1A of Part 1 of our 2019 Form 10-K includes a detailed discussion of the risk factors that could materially affect our business, financial condition or future prospects.  Set forth below is a discussion of the material changes in our risk factors previously disclosed in the 2019 Form 10-K.  The information below updates and should be read in conjunction with the risk factors in our 2019 Form 10-K.

The COVID-19 pandemic has had, and we expect will continue to have, certain negative effects on our business, and such effects may have a material adverse effect on our results of operations, financial condition and cash flows.

The public health crisis caused by the COVID-19 pandemic and the unprecedented measures taken by United States federal, state and local government authorities in an effort to contain and mitigate the spread of COVID-19, have had, and we expect will continue to have, certain negative effects on our business, including, without limitation, the following:

•

The decision imposed by the federal government to deny entry at the United States southern border to asylum-seekers and anyone crossing the United States southern border without proper documentation or authority in an effort to contain the spread of COVID-19 has resulted in a reduction in ICE populations, including in our facilities. The duration of the closure of the United States southern border to asylum-seekers and anyone crossing the southern boarder without proper documentation or authority is unknown, and such closure will continue to effect the utilization of our facilities by ICE.

•

Disruptions to the criminal justice system as a result of COVID-19 have contributed to a reduction in the number of USMS populations, and, to a lesser extent, state populations, in our correctional and detention facilities, as the number of courts in session, arrests, and prosecutions have declined. Disruptions to the criminal justice system have also resulted in fewer referrals to both our residential reentry facilities and programs in our non-residential criminal justice services business. As long as COVID-19 related restrictions on individuals, businesses, and services, along with government policies on prosecutions, and newly ordered legal restrictions associated with COVID-19 that affect the number of people placed in correctional, detention, and reentry facilities, remain in effect, we expect the disruption in the criminal justice system to continue.

•

We have had positive COVID-19 cases at our facilities. While we are taking measures to protect our employees and those entrusted to our care, which include, but are not limited to, enhanced hygiene practices, the suspension of visitation (after consultation with our government partners), following guidance provided by the United States Centers for Disease Control and Prevention for Correctional and Detention Facilities, and the separation of vulnerable inmate populations from the rest of the inmate population for their protection, these measures may not be sufficient to prevent the spread of COVID-19 among our employees and those entrusted to our care and, as a result, we may face disruptions at our facilities. For example, an inability to fully staff our correctional, detention, and reentry facilities could result in negative consequences, including fines, other penalties, or contract cancellations.

•

Certain government agencies have released, may be considering releasing, or may be experiencing pressure to release, certain inmates and detainees as a result of COVID-19.  It is possible that government agencies, which may include our government partners, could release certain inmates and detainees from correctional, detention, and residential reentry facilities, which could reduce the utilization of our facilities and our services. In addition, our government partners could require us to transfer inmates or detainees to other facilities in the event of a COVID-19 outbreak at one of our facilities.

•

Longer-term budget challenges our government partners face as a result of a reduction in revenues resulting from COVID-19 could negatively impact per diem rates and the utilization of our facilities and our services.

•

Our personnel costs and expenses at our facilities have increased as a result of COVID-19. In response to the COVID-19 pandemic, we have, among other things, increased compensation and provided additional benefits to staff at our correctional, detention, and residential reentry facilities, and implemented enhanced hygiene practices at our facilities.

•	Government agencies and referring boards could decide to refer residents to home confinement or otherwise reduce the utilization of community facilities, such as our residential reentry facilities.

•

We rely on third-party service providers and business partners, such as suppliers, distributors, contractors and other external businesses, for certain functions or for services in support of our operations. These third-party service providers are subject to risks and uncertainties related to COVID-19, which may interfere with their ability to fulfill their respective commitments and responsibilities to us in a timely manner and in accordance with the agreed-upon terms.

•	Actions we have taken or may take, or decisions we have made or may make, as a consequence of COVID-19, may result in legal claims or litigation against us.

The full extent to which the COVID-19 pandemic will negatively affect our results of operations, financial condition and cash flows will depend on future developments that are highly uncertain and cannot be predicted, including the scope and duration of the pandemic and actions taken by federal, state and local government authorities and other third parties in response to COVID-19. Any of the negative impacts of the COVID-19 pandemic, including those described above, alone or in combination with others, may have a material adverse effect on our results of operations, financial condition and cash flows.  Any of these negative effects, alone or in combination with others, could exacerbate many of the risk factors discussed in Part I, “Item 1A. Risk Factors” in the 2019 Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On January 2, 2020, in connection with our acquisition of a portfolio of properties, we caused to be issued 1.3 million Operating Partnership Units of our subsidiary Mid South Holding LLC, valued at $17.34 per Operating Partnership Unit. The Operating Partnership Units may be redeemed, at the election of the holders thereof, for cash or, at the Company’s option, shares of the Company’s common stock following a two-year holding period on a one-for-one basis.

The issuance of the Operating Partnership Units (and potential future exchange thereof for shares of the Company’s common stock) was consummated without registration under the Securities Act, in reliance upon the exemption from registration in Section 4(a)(2) thereof for transactions not involving any public offering.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

None.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

Exhibit Number	Description of Exhibits

4.1*

Supplemental Indenture (2023 Notes), dated as of February 3, 2020, by and among the Company, certain of its subsidiaries, and Regions Bank, successor-in-interest to U.S. Bank National Association, as Trustee.

4.2*

Supplemental Indenture (2022 Notes), dated as of February 3, 2020, by and among the Company, certain of its subsidiaries, and Regions Bank, successor-in-interest to U.S. Bank National Association, as Trustee.

4.3*

Supplemental Indenture (2027 Notes), dated as of February 3, 2020, by and among the Company, certain of its subsidiaries, and Regions Bank, successor-in-interest to U.S. Bank National Association, as Trustee.

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

101*

The following financial information from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statements of Stockholders' Equity, and (v) the Notes to Consolidated Financial Statements. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

104*	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, formatted in Inline XBRL (included in Exhibit 101).

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CORECIVIC, INC.

Date: May 7, 2020
/s/ Damon T. Hininger
Damon T. Hininger
President and Chief Executive Officer

/s/ David M. Garfinkle
David M. Garfinkle
Executive Vice President, Chief Financial Officer, and Principal Accounting Officer