Form 10-Q
period 2020-06-30
CoreCivic, Inc.
filed 2020-08-06
CIK 1070985

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED:  JUNE 30, 2020

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

Indicate the number of shares outstanding of each class of Common Stock as of July 31, 2020:

Shares of Common Stock, $0.01 par value per share: 119,630,803 shares outstanding.

CORECIVIC, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2020

PART I – FINANCIAL INFORMATION

ITEM 1. – FINANCIAL STATEMENTS.

CORECIVIC, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED AND AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

ASSETS	June 30, 2020	December 31, 2019
Cash and cash equivalents	$363,772	$92,120
Restricted cash	18,968	26,973
Accounts receivable, net of credit loss reserve of $5,590 and $3,217, respectively	246,114	280,785
Prepaid expenses and other current assets	39,552	35,507
Total current assets	668,406	435,385
Real estate and related assets:
Property and equipment, net of accumulated depreciation of $1,538,148 and $1,510,117, respectively	2,725,179	2,700,107
Other real estate assets	232,750	238,637
Goodwill	48,569	50,537
Non-current deferred tax assets	14,475	16,058
Other assets	350,363	350,907
Total assets	$4,039,742	$3,791,631
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable and accrued expenses	$256,708	$337,462
Current portion of long-term debt	37,239	31,349
Total current liabilities	293,947	368,811
Long-term debt, net	2,227,319	1,928,023
Deferred revenue	5,653	12,469
Other liabilities	107,642	105,579
Total liabilities	2,634,561	2,414,882
Commitments and contingencies
Preferred stock – $0.01 par value; 50,000 shares authorized; none issued and outstanding at June 30, 2020 and December 31, 2019, respectively	—	—
Common stock – $0.01 par value; 300,000 shares authorized; 119,631 and 119,096 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	1,196	1,191
Additional paid-in capital	1,827,174	1,821,810
Accumulated deficit	(446,460)	(446,252)
Total stockholders' equity	1,381,910	1,376,749
Non-controlling interest – operating partnership	23,271	—
Total equity	1,405,181	1,376,749
Total liabilities and equity	$4,039,742	$3,791,631

The accompanying notes are an integral part of these consolidated financial statements.

CORECIVIC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED AND AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
REVENUES	$472,641	$490,294	$963,742	$974,358
EXPENSES:
Operating	352,927	345,679	715,242	691,511
General and administrative	30,145	33,364	61,424	62,809
Depreciation and amortization	38,619	35,591	76,571	71,114
Asset impairments	11,717	4,706	12,253	4,706
	433,408	419,340	865,490	830,140
OPERATING INCOME	39,233	70,954	98,252	144,218
OTHER (INCOME) EXPENSE:
Interest expense, net	20,996	20,662	43,534	42,098
Other (income) expense	(2,987)	(258)	(3,520)	(254)
	18,009	20,404	40,014	41,844
INCOME BEFORE INCOME TAXES	21,224	50,550	58,238	102,374
Income tax benefit (expense)	962	(1,972)	(2,814)	(4,456)
NET INCOME	22,186	48,578	55,424	97,918
Net income attributable to non-controlling interest	—	—	(1,181)	—
NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$22,186	$48,578	$54,243	$97,918
BASIC EARNINGS PER SHARE	$0.19	$0.41	$0.45	$0.82
DILUTED EARNINGS PER SHARE	$0.18	$0.41	$0.45	$0.82

The accompanying notes are an integral part of these consolidated financial statements.

CORECIVIC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED AND AMOUNTS IN THOUSANDS)

	For the Six Months Ended June 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$55,424	$97,918
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	76,571	71,114
Asset impairments	12,253	4,706
Amortization of debt issuance costs and other non-cash interest	2,740	1,712
Deferred income taxes	1,583	(3,911)
Non-cash revenue and other income	(5,544)	(5,889)
Non-cash equity compensation	8,929	8,068
Other expenses and non-cash items	4,728	5,958
Changes in assets and liabilities, net:
Accounts receivable, prepaid expenses and other assets	29,529	(5,840)
Accounts payable, accrued expenses and other liabilities	(12,122)	(12,560)
Income taxes payable	183	5,346
Net cash provided by operating activities	174,274	166,622
CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for facility development and expansions	(23,506)	(84,819)
Expenditures for other capital improvements	(18,512)	(23,545)
Acquisitions, net of cash acquired	(8,849)	(38,579)
Proceeds from sale of assets	5,026	4,273
Increase in other assets	(4,977)	(3,408)
Net cash used in investing activities	(50,818)	(146,078)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of debt and borrowings from credit facility	374,000	349,144
Scheduled principal repayments	(15,124)	(5,772)
Principal repayments of credit facility	(108,000)	(236,000)
Payment of debt issuance and other refinancing and related costs	(891)	(93)
Payment of lease obligations for financing leases	(271)	(268)
Contingent consideration for acquisition of businesses	—	(7,398)
Dividends paid	(105,963)	(104,744)
Purchase and retirement of common stock	(3,560)	(3,530)
Proceeds from exercise of stock options	—	875
Net cash provided by (used in) financing activities	140,191	(7,786)
NET INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	263,647	12,758
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of period	119,093	74,137
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of period	$382,740	$86,895
NON-CASH INVESTING AND FINANCING ACTIVITIES
Debt assumed on acquisition of property portfolio	$52,217	$—
Establishment of right of use assets and lease liabilities	$62	$83,064
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest (net of amounts capitalized of $0.5 million and $2.7 million in 2020 and 2019, respectively)	$45,020	$41,000
Income taxes paid	$1,156	$3,198

The accompanying notes are an integral part of these consolidated financial statements.

CORECIVIC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

FOR THE QUARTERLY PERIODS ENDED JUNE 30, 2020

(UNAUDITED AND AMOUNTS IN THOUSANDS)

	Stockholders' Equity					Non-controlling
			Additional		Total	Interest -
	Common Stock		Paid-in	Accumulated	Stockholders'	Operating	Total
	Shares	Par Value	Capital	Deficit	Equity	Partnership	Equity
Balance as of December 31, 2019	119,096	$1,191	$1,821,810	$(446,252)	$1,376,749	$—	$1,376,749
Net income	—	—	—	32,057	32,057	1,181	33,238
Retirement of common stock	(207)	(2)	(3,558)	—	(3,560)	—	(3,560)
Dividends declared on common stock ($0.44 per share)	—	—	—	(53,415)	(53,415)	—	(53,415)
Restricted stock compensation, net of forfeitures	—	—	4,610	—	4,610	—	4,610
Restricted stock grants	740	7	(7)	—	—	—	—
Cumulative effect of adoption of new accounting standard	—	—	—	(1,036)	(1,036)	—	(1,036)
Contributions to operating partnership	—	—	—	—	—	23,271	23,271
Distributions to non-controlling interest	—	—	—	—	—	(1,181)	(1,181)
Balance as of March 31, 2020	119,629	1,196	1,822,855	(468,646)	1,355,405	23,271	1,378,676
Net income	—	—	—	22,186	22,186	—	22,186
Restricted stock compensation, net of forfeitures	—	—	4,319	—	4,319	—	4,319
Restricted stock grants	2	—	—	—	—	—	—
Balance as of June 30, 2020	119,631	$1,196	$1,827,174	$(446,460)	$1,381,910	$23,271	$1,405,181

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

JUNE 30, 2020

1.	ORGANIZATION AND OPERATIONS

CoreCivic, Inc. (together with its subsidiaries, the "Company" or "CoreCivic") is the nation's largest owner of partnership correctional, detention, and residential reentry facilities and one of the largest prison operators in the United States.  The Company also believes it is the largest private owner of real estate used by U.S. government agencies. Through three segments, CoreCivic Safety, CoreCivic Community, and CoreCivic Properties, the Company provides a broad range of solutions to government partners that serve the public good through corrections and detention management, a network of residential reentry centers to help address America's recidivism crisis, and government real estate solutions.  As of June 30, 2020, through its CoreCivic Safety segment, the Company operated 49 correctional and detention facilities, 42 of which the Company owned, with a total design capacity of approximately 72,000 beds.  Through its CoreCivic Community segment, the Company owned and operated 27 residential reentry centers with a total design capacity of approximately 5,000 beds.  In addition, through its CoreCivic Properties segment, the Company owned 57 properties for lease to third parties and used by government agencies, totaling 3.3 million square feet.

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

On June 17, 2020, the Company announced that its Board of Directors ("BOD") was evaluating corporate structure and capital allocation alternatives.  Concurrently, the BOD suspended the Company's quarterly dividend while it assessed how best to use its free cash flow to build shareholder value, maintain service excellence, and offer and implement unique solutions for its government partners and the communities in which it serves.  On August 5, 2020, the Company announced that the BOD concluded its analysis and unanimously approved a plan to revoke the Company's REIT election and become a taxable C Corporation, effective January 1, 2021.  As a result, the Company will no longer be required to operate under REIT rules, including the requirement to distribute at least 90% of its taxable income to its stockholders, which will provide the Company with greater flexibility to use its free cash flow.  Beginning January 1, 2021, the Company will be subject to federal and state income taxes on its taxable income at applicable tax rates, and will no longer be entitled to a tax deduction for dividends paid.  The Company will continue to operate as a REIT for the remainder of the 2020 tax year, and existing REIT requirements and limitations, including those established by the Company’s organizational documents, will remain in place until January 1, 2021. The BOD also announced that the Company is discontinuing its quarterly dividend and prioritizing the allocation of the Company’s free cash flow to debt reduction.
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

Fair Value of Financial Instruments

To meet the reporting requirements of Accounting Standards Codification ("ASC") 825, "Financial Instruments", regarding fair value of financial instruments, CoreCivic calculates the estimated fair value of financial instruments using market interest rates, quoted market prices of similar instruments, or discounted cash flow techniques with observable Level 1 inputs for publicly traded debt and Level 2 inputs for all other financial instruments, as defined in ASC 820, "Fair Value Measurement".  At June 30, 2020 and December 31, 2019, there were no material differences between the carrying amounts and the estimated fair values of CoreCivic's financial instruments, other than as follows (in thousands):

	June 30, 2020		December 31, 2019
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Note receivable from Agecroft Prison Management, LTD	$2,794	$3,675	$2,989	$3,949
Debt	$(2,289,958)	$(2,235,329)	$(1,986,865)	$(1,964,366)

3.	GOODWILL

ASU 2017-04, "Intangibles-Goodwill and Other (Topic 350): Simplifying the Test of Goodwill Impairment", establishes accounting and reporting requirements for goodwill and other intangible assets.  Goodwill was $48.6 million and $50.5 million as of June 30, 2020 and December 31, 2019, respectively.  Of this amount, goodwill was $6.0 million and $7.9 million as of June 30, 2020 and December 31, 2019, respectively, for the Company's CoreCivic Safety segment, and was $42.6 million as of both June 30, 2020 and December 31, 2019 for its CoreCivic Community segment.  This goodwill was established in connection with multiple business combination transactions.

Under the provisions of ASU 2017-04, CoreCivic performs a qualitative assessment to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount.  If, after assessing the totality of events or circumstances, the Company determines it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then the Company performs a quantitative impairment test.  If a quantitative test is required, CoreCivic performs an assessment to identify the existence of impairment and to measure the excess of a reporting unit's carrying amount over its fair value by using a combination of various common valuation techniques, including market multiples and discounted cash flows under valuation methodologies that include an income approach and a market approach.  The income valuation approach includes certain significant assumptions impacting projected future cash flows, such as projected revenue, projected operating costs, and the weighted average cost of capital, which are affected by expectations about future market or economic conditions.  These impairment tests are required to be performed at least annually.  CoreCivic performs its impairment tests during the fourth quarter, in connection with its annual budgeting process, and whenever circumstances indicate the carrying value of goodwill may not be recoverable.

During the third quarter of 2020, the Company provided notice to its customers at two managed-only facilities of its intent to terminate the contracts.  The Company expects to transition operations of both the 1,046-bed Silverdale Detention Center and the 1,348-bed Metro-Davidson County Detention Facility in the fourth quarter of 2020.  As a result of these expected contract terminations, during the second quarter of 2020, the Company recognized goodwill impairments of $2.0 million associated with these two managed-only facilities' reporting units.

The Company has continued to monitor the impact of the novel coronavirus ("COVID-19") with respect to the projections and assumptions used for its annual assessment performed in the fourth quarter of 2019. As of June 30, 2020, the Company concluded that it is more likely than not that the fair value of the reporting units exceeded their carrying values (with the exception of the impact of the contract terminations discussed above on two managed-only reporting units). However, the long-term impacts of COVID-19, if any, on future cash flows are difficult to predict.  The Company can provide no assurance that additional goodwill impairments will not occur in the future as a result of the impact of COVID-19 or otherwise.  The Company will conduct additional impairment tests if, and when, warranted by the impact of COVID-19 or other factors on the Company's reporting units.

4.	REAL ESTATE TRANSACTIONS

Acquisitions

On January 2, 2020, CoreCivic completed the acquisition of a portfolio of 28 properties, 24 of which the counter-party contributed to a newly formed partnership of the Company's, for total consideration of $83.2 million, excluding transaction-related expenses.  All of the properties are leased to the federal government through the General Services Administration ("GSA"), an independent agency of the United States government. CoreCivic financed the acquisition with $7.7 million of cash, assumed debt of $52.2 million, as further described in Note 5, and the balance with the issuance of 1.3 million shares of Class A Common Interests in Government Real Estate Solutions, LLC, an unrestricted subsidiary controlled by the Company ("GRES"), that are convertible into cash or, at the Company's option, shares of the Company's common stock following a two-year holding period on a one-for-one basis (the "Operating Partnership Units"), using a partnership structure. In allocating the purchase price of the acquisition, CoreCivic recorded $77.4 million of net tangible assets, $7.5 million of identifiable intangible assets, and $4.9 million of tenant improvements.  CoreCivic acquired the portfolio of properties as a strategic investment that further diversifies the Company's cash flows through government-leased properties.

CoreCivic has determined that its joint venture investment in GRES represents a variable interest entity ("VIE") in accordance with ASC 810, "Consolidation".  CoreCivic has 100% voting control in GRES. Accordingly, CoreCivic concluded that it is the primary beneficiary of GRES and consolidates the VIE.  The primary beneficiary is the entity that has (i) the power to direct the activities that most significantly impact the entity's economic performance and (ii) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could be significant to the VIE. Included in property and equipment, net of accumulated depreciation, on our consolidated balance sheet as of June 30, 2020 is $81.5 million related to GRES.  The debt related to GRES at June 30, 2020 was $51.8 million, as further described in Note 5.

Financing Leasing Transactions

On January 24, 2018, CoreCivic entered into a 20-year lease agreement with the Kansas Department of Corrections ("KDOC") for a 2,432-bed correctional facility to be constructed by the Company in Lansing, Kansas.  The new facility replaces the Lansing Correctional Facility, Kansas' largest correctional complex for adult male inmates, originally constructed in 1863.  CoreCivic is responsible for facility maintenance throughout the 20-year term of the lease, at which time ownership will revert to the state of Kansas.  Construction of the facility commenced in the first quarter of 2018, and construction was completed in January 2020, at which time the lease commenced.  CoreCivic accounts for the lease with the KDOC partially as a financing receivable under ASU 2016-02, "Leases (Topic 842)", with the remaining portion of the lease payments attributable to maintenance services and capital expenditures as revenue streams under ASC 606, "Revenue from Contracts with Customers".   As of June 30, 2020, the financing receivable was $150.3 million recognized in Other Assets on the consolidated balance sheet.  Prior to commencement of the lease, the costs incurred to construct the facility were reflected as a construction receivable and, as of December 31, 2019, $137.7 million was recognized in Other Assets on the consolidated balance sheet.  The cash payments associated with the construction of the project are reported as expenditures for facility development and expansions on the consolidated statements of cash flows.

Idle Facilities

As of June 30, 2020, CoreCivic had five idled correctional facilities in the CoreCivic Safety segment that are currently available and being actively marketed as solutions to meet the needs of potential customers. The following table summarizes each of the idled facilities and their respective carrying values, excluding equipment and other assets that could generally be transferred and used at other facilities CoreCivic owns without significant cost (dollars in thousands):

			Net Carrying Values
	Design	Date	June 30,	December 31,
Facility	Capacity	Idled	2020	2019
Prairie Correctional Facility	1,600	2010	$14,473	$14,863
Huerfano County Correctional Center	752	2010	15,949	16,266
Diamondback Correctional Facility	2,160	2010	38,860	39,729
Marion Adjustment Center	826	2013	11,142	11,351
Kit Carson Correctional Center	1,488	2016	53,158	54,041
	6,826		$133,582	$136,250

As of June 30, 2020, CoreCivic also had one idled non-core facility in its Safety segment containing 240 beds with a total net book value of $3.2 million; three facilities in its Community segment, including two that became idle during 2020, containing an aggregate of 549 beds with a total net book value of $11.3 million; and three previously leased residential reentry centers in its Properties segment, containing an aggregate of 430 beds with a total net book value of $9.2 million.

CoreCivic incurred approximately $2.0 million and $1.7 million in operating expenses at these idled facilities for the period they were idle during the three months ended June 30, 2020 and 2019, respectively.   CoreCivic incurred approximately $4.0 million and $3.6 million in operating expenses at these idled facilities for the period they were idle during the six months ended June 30, 2020 and 2019, respectively.

On April 15, 2020, CoreCivic sold an idled facility in its Community segment, containing 92 beds, for a gross sales price of $1.6 million. In anticipation of the sale, CoreCivic reported an impairment charge of $0.5 million in the first quarter of 2020 based on the realizable value resulting from the sale. On May 26, 2020, CoreCivic sold an idled non-core facility in its Safety segment, containing 200 beds with a net book value of $0.5 million, for net proceeds of $3.3 million.  The gain on the sale of approximately $2.8 million was recognized in the second quarter of 2020 and reflected in other income on the consolidated statement of operations.

During the third quarter of 2020, predominately due to a lower number of inmate populations in the state of Oklahoma resulting from COVID-19, combined with the consequential impact of COVID-19 on the State's budget, CoreCivic agreed with the State to idle the Company's 1,692-bed Cimarron Correctional Facility in the CoreCivic Safety segment during the third quarter of 2020.  As of June 30, 2020, the net book value of the Cimarron facility was $73.3 million. CoreCivic Community also transferred the remaining resident populations at its 390-bed Tulsa Transitional Center to Oklahoma's system, idling the Tulsa facility during the third quarter of 2020.  As of June 30, 2020, the net book value of the Tulsa facility was $2.4 million.

CoreCivic considers the cancellation of a contract or an expiration and non-renewal of a lease agreement in its CoreCivic Properties segment as an indicator of impairment, and tested each of the idled properties for impairment when it was notified by the respective customers or tenants that they would no longer be utilizing such property.  CoreCivic updates the impairment analyses on an annual basis for each of the idled properties and evaluates on a quarterly basis market developments for the potential utilization of each of these properties in order to identify events that may cause CoreCivic to reconsider its most recent assumptions, such as the agreement to sell a property at less than its carrying value.  As a result of CoreCivic's analyses, CoreCivic reported an impairment charge of $9.8 million on one of the residential reentry facilities in Oklahoma, based on its anticipated use as a commercial real estate property rather than a reentry facility.  The fair value measurement for the Oklahoma residential reentry facility was estimated using unobservable Level 3 inputs, as defined in ASC 820, using market comparable data for similar properties in the local market.

5.	DEBT

Debt outstanding as of June 30, 2020 and December 31, 2019 consisted of the following (in thousands):

	June 30,	December 31,
	2020	2019
Revolving Credit Facility maturing April 2023. Interest payable periodically at variable interest rates. The weighted average rate at June 30, 2020 and December 31, 2019 was 1.7% and 3.3%, respectively.	$631,000	$365,000
Term Loan A maturing April 2023. Interest payable periodically at variable interest rates. The rate at June 30, 2020 and December 31, 2019 was 1.7% and 3.3%, respectively. Unamortized debt issuance costs amounted to $0.1 million at both June 30, 2020 and December 31, 2019.	185,000	190,000
Term Loan B maturing December 2024. Interest payable periodically at variable interest rates. The rate at June 30, 2020 and December 31, 2019 was 5.5% and 6.3%, respectively. Unamortized debt issuance costs amounted to $4.6 million at both June 30, 2020 and December 31, 2019.	243,750	250,000
4.625% Senior Notes maturing May 2023. Unamortized debt issuance costs amounted to $1.8 million and $2.1 million at June 30, 2020 and December 31, 2019, respectively.	350,000	350,000
5.0% Senior Notes maturing October 2022. Unamortized debt issuance costs amounted to $1.1 million and $1.3 million at June 30, 2020 and December 31, 2019, respectively.	250,000	250,000
4.75% Senior Notes maturing October 2027. Unamortized debt issuance costs amounted to $2.9 million and $3.1 million at June 30, 2020 and December 31, 2019, respectively.	250,000	250,000
4.5% Capital Commerce Center Non-Recourse Mortgage Note maturing January 2033. Unamortized debt issuance costs amounted to $0.3 million at both June 30, 2020 and December 31, 2019.	21,579	22,209
4.43% Lansing Correctional Center Non-Recourse Mortgage Note maturing January 2040. Unamortized debt issuance costs amounted to $3.2 million and $3.3 million at June 30, 2020 and December 31, 2019, respectively.	159,522	159,522
4.5% SSA-Baltimore Non-Recourse Mortgage Note maturing February 2034. Unamortized debt issuance costs amounted to $0.2 million at both June 30, 2020 and December 31, 2019.	147,338	150,134
4.91% Government Real Estate Solutions Non-Recourse Mortgage Note maturing November 2025.	51,769	—
Total debt	2,289,958	1,986,865
Unamortized debt issuance costs	(14,150)	(14,993)
Unamortized original issue discount	(11,250)	(12,500)
Current portion of long-term debt	(37,239)	(31,349)
Long-term debt, net	$2,227,319	$1,928,023

Revolving Credit Facility.  On April 17, 2018, CoreCivic entered into the Second Amended and Restated Credit Agreement (referred to herein as the "Bank Credit Agreement") in an aggregate principal amount of up to $1.0 billion.  The Bank Credit Agreement provides for a term loan of $200.0 million (the "Term Loan A") and a revolving credit facility in an aggregate principal amount of up to $800.0 million (the "Revolving Credit Facility"). The Bank Credit Agreement has a maturity of April 2023.  The Bank Credit Agreement also contains an "accordion" feature that provides for uncommitted incremental extensions of credit in the form of increases in the revolving commitments or incremental term loans of up to $350.0 million. At CoreCivic's option, interest on outstanding borrowings under the Revolving Credit Facility is based on either a base rate plus a margin ranging from 0.00% to 1.00% or at the London Interbank Offered Rate ("LIBOR") plus a margin ranging from 1.00% to 2.00% based on CoreCivic's then-current leverage ratio.  The Revolving Credit Facility includes a $30.0 million sublimit for swing line loans that enables CoreCivic to borrow at the base rate from the Administrative Agent on same-day notice.

Based on CoreCivic's current total leverage ratio, loans under the Revolving Credit Facility currently bear interest at the base rate plus a margin of 0.50% or at LIBOR plus a margin of 1.50%, and a commitment fee equal to 0.35% of the unfunded balance.  The Revolving Credit Facility also has a $50.0 million sublimit for the issuance of standby letters of credit. As of June 30, 2020, CoreCivic had $631.0 million in borrowings outstanding under the Revolving Credit Facility as well as $14.8 million in letters of credit outstanding resulting in $154.2 million available under the Revolving Credit Facility.

The Revolving Credit Facility is secured by a pledge of all of the capital stock of CoreCivic's domestic restricted subsidiaries, 65% of the capital stock of CoreCivic's foreign subsidiaries, all of CoreCivic's accounts receivable, and all of CoreCivic's deposit accounts. The Revolving Credit Facility requires CoreCivic to meet certain financial covenants, including, without limitation, a maximum total leverage ratio, a maximum secured leverage ratio, and a minimum fixed charge coverage ratio.  As of June 30, 2020, CoreCivic was in compliance with all such covenants.  In addition, the Revolving Credit Facility contains certain covenants that, among other things, limit the incurrence of additional indebtedness, payment of dividends and other customary restricted payments, permitted investments, transactions with affiliates, asset sales, mergers and consolidations, liquidations, prepayments and modifications of other indebtedness, liens and other encumbrances and other matters customarily restricted in such agreements.  In addition, the Revolving Credit Facility is subject to certain cross-default provisions with terms of CoreCivic's other unsecured indebtedness, and is subject to acceleration upon the occurrence of a change of control.

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

Incremental Term Loan A. Interest rate margins under the Term Loan A are the same as the interest rate margins under the Revolving Credit Facility.  The Term Loan A also has the same collateral requirements, financial and certain other covenants, and cross-default provisions as the Revolving Credit Facility.  The Term Loan A, which is pre-payable without penalty, also has a maturity concurrent with the Revolving Credit Facility due April 2023, with scheduled quarterly principal payments through April 2023.  As of June 30, 2020, the outstanding balance of the Term Loan A was $185.0 million.

Senior Secured Term Loan B. On December 18, 2019, CoreCivic entered into a new $250.0 million Senior Secured Term Loan B ("Term Loan B" and, together with the Bank Credit Agreement, the "Credit Agreements").  The Term Loan B bears interest at a rate of LIBOR plus 4.50%, with a 1.00% LIBOR floor (or, at CoreCivic's option, a base rate plus 3.50%), and has a five-year maturity with scheduled quarterly principal payments through December 2024.  The Term Loan B is secured by a first lien on certain specified real property assets, representing a loan-to-value of no greater than 80%.  CoreCivic can prepay the Term Loan B at any time and from time to time, without premium or penalty, except that a premium of 1.0% of the amount prepaid must accompany any prepayment made prior to December 18, 2020, with the proceeds of any new or replacement tranche of term loans that are in the nature of what are commonly referred to as "B" term loans and that bear interest with an all-in yield less than the all-in yield applicable to the Term Loan B. The 1.0% prepayment premium is also payable in respect of certain repricing events occurring prior to December 18, 2020.  The Term Loan B was issued at a price of 95% of the principal amount of the Term Loan B, resulting in a discount of $12.5 million, which is amortized into interest expense over the term of the Term Loan B.   Proceeds from the issuance of the Term Loan B were used to partially fund the early redemption of the $325.0 million in aggregate principal amount of 4.125% senior notes originally due 2020, transaction fees and expenses, and to provide for general corporate purposes.  CoreCivic capitalized approximately $5.1 million of costs associated with the issuance of the Term Loan B.  As of June 30, 2020, the outstanding balance of the Term Loan B was $243.8 million.

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

Non-Recourse Mortgage Notes:

Capital Commerce Center.  On January 19, 2018, CoreCivic acquired the 261,000 square-foot Capital Commerce Center, located in Tallahassee, Florida, for a purchase price of $44.7 million.  The acquisition was partially financed with a $24.5 million non-recourse mortgage note (the "Capital Commerce Note"), which is fully-secured by the Capital Commerce Center property, with an interest rate of 4.5%, maturing in January 2033.  Principal and interest on the Capital Commerce Note are payable in equal monthly payments over the 15-year term of the note. The Capital Commerce Note is pre-payable at any time with a prepayment charge, if any, equal to an amount so as to maintain the same yield on the Capital Commerce Note as if it had been carried through to its full term using Treasury instruments having a term equal to the remaining term of the Capital Commerce Note as of the prepayment date. CoreCivic capitalized approximately $0.4 million of costs associated with the Capital Commerce Note.  As of June 30, 2020, the outstanding balance of the mortgage note was $21.6 million.

Lansing Correctional Facility.  On April 20, 2018, CoreCivic of Kansas, LLC (the "Issuer"), a wholly-owned unrestricted subsidiary of the Company, priced $159.5 million in aggregate principal amount of non-recourse senior secured notes of the Issuer (the "Kansas Notes"), in a private placement pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended.  The private placement closed on June 1, 2018.  The Company used the proceeds of the private placement, which were drawn on quarterly funding dates beginning in the second quarter of 2018, to fund construction of the Lansing Correctional Facility, along with costs and expenses of the project.  The Kansas Notes have a yield to maturity of 4.43% and are scheduled to mature in January 2040, 20 years following completion of the project, which occurred in January 2020. Principal and interest on the Kansas Notes will be payable in quarterly payments beginning in July 2020 until maturity. CoreCivic may redeem all or part of the Kansas Notes at any time upon written notice of not less than 30 days and not more than 60 days prior to the date fixed for such prepayment, with a "make-whole" amount, together with interest on the Kansas Notes accrued to, but not including, the redemption date. CoreCivic capitalized approximately $3.4 million of costs associated with the private placement. Because the Issuer has been designated as an unrestricted subsidiary of the Company under terms of the Company's Credit Agreements, the issuance and service of the Kansas Notes, and the revenues and expenses associated with the facility lease, do not impact the financial covenants associated with the Company's Credit Agreements.  As of June 30, 2020, the outstanding balance of the Kansas Notes was $159.5 million.

SSA-Baltimore.  On August 23, 2018, CoreCivic acquired the 541,000 square-foot SSA-Baltimore office building for a purchase price of $242.0 million.  In connection with the acquisition, a wholly-owned unrestricted subsidiary of the Company assumed $157.3 million of in-place financing that was used to fund the initial construction of the property in 2014.  The assumed non-recourse mortgage note (the "SSA-Baltimore Note") carries a fixed interest rate of 4.5% and requires monthly principal and interest payments, with a balloon payment of $40.0 million due at maturity in February 2034. The SSA-Baltimore Note is fully-secured by the SSA-Baltimore property.  CoreCivic may pre-pay the SSA-Baltimore Note in whole or in part upon not less than 30 days' and not more than 60 days' prior written notice and such pre-payment shall include a "make-whole" amount.  During the last 90 days of the permanent loan term and upon 30 days' prior written notice, CoreCivic may prepay the note in full, including any accrued and outstanding interest on any permanent loan payment date, without the payment of the "make-whole" amount.  CoreCivic capitalized approximately $0.2 million of costs associated with the assumption of the SSA-Baltimore Note.  As of June 30, 2020, the outstanding balance of the SSA-Baltimore Note was $147.3 million.

Government Real Estate Solutions.  As previously described herein, on January 2, 2020, CoreCivic acquired a portfolio of 28 properties, 24 of which the counter-party contributed to a newly formed partnership of the Company's, for total consideration of $83.2 million.  In connection with the acquisition, a wholly-owned subsidiary of GRES assumed $52.2 million of in-place financing.  The assumed non-recourse mortgage note (the "GRES Note") carries a fixed interest rate of 4.91% and requires monthly principal and interest payments, with a balloon payment of $46.2 million due at maturity in November 2025.  The GRES Note continues to be fully-secured by the same 24 properties originally pledged as collateral at the time the debt was issued.  Generally, a prepayment of the GRES Note is not permitted, except during the last three months prior to maturity of the note.  As of June 30, 2020, the outstanding balance of the GRES Note was $51.8 million.

CoreCivic may also seek to issue additional debt or equity securities from time to time when the Company determines that market conditions and the opportunity to utilize the proceeds from the issuance of such securities are favorable.

Debt Maturities.  Scheduled principal payments as of June 30, 2020 for the remainder of 2020, the next four years, and thereafter were as follows (in thousands):

2020 (remainder)	$17,130
2021	40,047
2022	293,990
2023	1,171,170
2024	196,044
Thereafter	571,577
Total debt	$2,289,958

6.	STOCKHOLDERS' EQUITY

Dividends on Common Stock

During 2019 and the first quarter of 2020, CoreCivic's BOD declared the following quarterly dividends on its common stock:

Declaration Date	Record Date	Payable Date	Per Share
February 21, 2019	April 1, 2019	April 15, 2019	$0.44
May 16, 2019	July 1, 2019	July 16, 2019	$0.44
August 15, 2019	October 1, 2019	October 15, 2019	$0.44
December 12, 2019	January 6, 2020	January 15, 2020	$0.44
February 20, 2020	April 1, 2020	April 15, 2020	$0.44

Future dividends will depend on CoreCivic's distribution requirements as a REIT, future cash flows and earnings, capital requirements, financial condition, limitations under debt covenants, opportunities for alternative uses of capital, and on such other factors as the BOD of CoreCivic may consider relevant. As further discussed in Note 1, the Company announced on June 17, 2020 that the BOD suspended the Company's quarterly dividend while it evaluated corporate structure and capital allocation alternatives.  On August 5, 2020, the BOD voted unanimously to approve a plan to revoke the Company’s REIT election and become a taxable C Corporation, effective January 1, 2021; the BOD also voted unanimously to discontinue the quarterly dividend and prioritize allocating the Company's free cash flow to reduce debt levels.

Stock Options

Since 2012, CoreCivic has elected not to issue stock options to its non-employee directors, officers, and executive officers as it had in prior years, and instead elected to issue all of its equity compensation in the form of restricted common stock units ("RSUs"), as described hereafter.  All outstanding stock options were fully vested as of December 31, 2016.  As of June 30, 2020, options to purchase 0.5 million shares of common stock were outstanding with a weighted average exercise price of $22.13 per share.

Restricted Stock Units

During the first six months of 2020, CoreCivic issued approximately 1.2 million RSUs to certain of its employees and non-employee directors, with an aggregate value of $20.8 million, including 1.1 million RSUs to employees and non-employee directors whose compensation is charged to general and administrative expense and 0.1 million RSUs to employees whose compensation is charged to operating expense.  During 2019, CoreCivic issued approximately 0.9 million RSUs to certain of its employees and non-employee directors, with an aggregate value of $20.1 million, including 0.8 million RSUs to employees and non-employee directors whose compensation is charged to general and administrative expense and 0.1 million RSUs to employees whose compensation is charged to operating expense.

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

During the three months ended June 30, 2020, CoreCivic expensed $4.3 million, net of forfeitures, relating to RSUs ($0.4 million of which was recorded in operating expenses and $3.9 million of which was recorded in general and administrative expenses).  During the three months ended June 30, 2019, CoreCivic expensed $4.3 million, net of forfeitures, relating to RSUs ($0.5 million of which was recorded in operating expenses and $3.8 million of which was recorded in general and administrative expenses).

During the six months ended June 30, 2020, CoreCivic expensed $8.9 million, net of forfeitures, relating to RSUs ($0.9 million of which was recorded in operating expenses and $8.0 million of which was recorded in general and administrative expenses). During the six months ended June 30, 2019, CoreCivic expensed $8.1 million, net of forfeitures, relating to RSUs ($1.0 million of which was recorded in operating expenses and $7.1 million of which was recorded in general and administrative expenses).  As of June 30, 2020, approximately 2.0 million RSUs remained outstanding and subject to vesting.
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

A reconciliation of the numerator and denominator of the basic earnings per share computation to the numerator and denominator of the diluted earnings per share computation is as follows (in thousands, except per share data):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
NUMERATOR
Basic:
Net income attributable to common stockholders	$22,186	$48,578	$54,243	$97,918
Diluted:
Net income attributable to common stockholders	$22,186	$48,578	$54,243	$97,918
Net income attributable to non-controlling interest	—	—	1,181	—
Diluted net income attributable to common stockholders	$22,186	$48,578	$55,424	$97,918
DENOMINATOR
Basic:
Weighted average common shares outstanding	119,630	119,080	119,483	119,026
Diluted:
Weighted average common shares outstanding	119,630	119,080	119,483	119,026
Effect of dilutive securities:
Stock options	—	51	—	43
Restricted stock-based awards	2	131	25	112
Non-controlling interest – Operating Partnership Units	1,342	—	1,342	—
Weighted average shares and assumed conversions	120,974	119,262	120,850	119,181
BASIC EARNINGS PER SHARE	$0.19	$0.41	$0.45	$0.82
DILUTED EARNINGS PER SHARE	$0.18	$0.41	$0.45	$0.82

Approximately 0.5 million and 0.3 million stock options were excluded from the computation of diluted earnings per share for the three months ended June 30, 2020 and 2019, respectively, because they were anti-dilutive.  Approximately 0.5 million and 0.4 million stock options were excluded from the computation of diluted earnings per share for the six months ended June 30, 2020 and 2019, respectively, because they were anti-dilutive.
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

As discussed in Note 1, the Company began operating in compliance with REIT requirements for federal income tax purposes effective January 1, 2013.  As a REIT, the Company must distribute at least 90% of its taxable income (including dividends paid to it by its TRSs) and will not pay federal income taxes on the amount distributed to its stockholders.  In addition, the Company must meet a number of other organizational and operational requirements, which the Company currently expects to continue to meet through the year ending December 31, 2020.  Most states where CoreCivic holds investments in real estate conform to the federal rules recognizing REITs. Certain subsidiaries have made an election with the Company to be treated as TRSs in conjunction with the Company's REIT election; the TRS elections permit CoreCivic to engage in certain business activities in which the REIT may not engage directly. A TRS is subject to federal and state income taxes on the income from these activities and therefore, CoreCivic includes a provision for taxes in its consolidated financial statements.

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

CoreCivic recorded an income tax benefit of $1.0 million and an income tax expense of $2.0 million for the three months ended June 30, 2020 and 2019, respectively.  CoreCivic recorded an income tax expense of $2.8 million and $4.5 million for the six months ended June 30, 2020 and 2019, respectively.  Income tax expense during the six months ended June 30, 2020 included $3.1 million, recorded in the first quarter of 2020, that had been deferred during the construction period of the Lansing Correctional Facility, which was owned by a TRS of the Company's until it converted to a qualified REIT subsidiary ("QRS") upon completion of construction in the first quarter of 2020.  Because ownership of this facility reverts to the state of Kansas upon expiration of the twenty-year lease, the construction and subsequent lease of the facility to the State was a deemed sale for federal and state income tax purposes.  The gain on sale was reported as a deferred tax asset based on the percentage of completion method over the construction period.  This deferred tax asset was revalued to zero upon conversion of the TRS to a QRS.

On March 27, 2020, President Trump signed into law the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”). The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferral of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. While CoreCivic is still assessing the impact of the legislation, the Company does not currently expect there to be a material impact to its consolidated financial statements.  However, the accelerated depreciation methods for qualified improvement property are expected to significantly reduce the Company's taxable income and, therefore, its distribution requirement as a REIT for 2020.

As a REIT, CoreCivic is entitled to a deduction for dividends paid, resulting in a substantial reduction in the amount of federal income tax expense it recognizes.  Substantially all of CoreCivic's income tax expense is currently incurred based on the earnings generated by its TRSs.  The Company's consolidated effective tax rate could fluctuate in the future based on changes in estimates of taxable income, the relative amounts of taxable income generated by the TRSs and the REIT, the implementation of additional tax planning strategies, changes in federal or state tax rates or laws affecting tax credits available to the Company, changes in other tax laws, changes in estimates related to uncertain tax positions, or changes in state apportionment factors, as well as changes in the valuation allowance applied to the Company's deferred tax assets that are based primarily on the amount of state net operating losses and tax credits that could expire unused.

On August 5, 2020, the Company announced that the BOD unanimously approved a plan to revoke its REIT election and become a taxable C Corporation, effective January 1, 2021.  As a result, the Company will no longer be required to operate under REIT rules, including the requirement to distribute at least 90% of its taxable income to its stockholders, which will provide the Company with greater flexibility to use its free cash flow.  Beginning January 1, 2021, the Company will be subject to federal and state income taxes on its taxable income at applicable tax rates, and will no longer be entitled to a tax deduction for dividends paid. The revocation of the Company's REIT election will also result in a revaluation of its net deferred tax liabilities, resulting in a material income tax charge in the period the Company has completed all significant actions necessary to revoke its REIT election, currently expected to occur in the first quarter of 2021.  The Company has not yet completed its estimate of such charge. The Company will continue to operate as a REIT for the remainder of the 2020 tax year, and existing REIT requirements and limitations, including those established by the Company’s organizational documents, will remain in place until January 1, 2021.

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

CoreCivic had no liabilities recorded for uncertain tax positions as of June 30, 2020 and December 31, 2019.  CoreCivic recognizes interest and penalties related to unrecognized tax positions in income tax expense. CoreCivic does not currently anticipate that the total amount of unrecognized tax positions will significantly change in the next twelve months.

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

As of June 30, 2020, CoreCivic operated 49 correctional and detention facilities, 42 of which the Company owned.  In addition, CoreCivic owned and operated 27 residential reentry centers and owned 57 properties for lease to third parties.  Management views CoreCivic's operating results in three operating segments, CoreCivic Safety, CoreCivic Community, and CoreCivic Properties.  CoreCivic Safety includes the operating results of those correctional and detention facilities placed into service that were owned, or controlled via a long-term lease, and managed by CoreCivic, as well as those correctional and detention facilities owned by a third party and managed by CoreCivic.  CoreCivic Safety also includes the operating results of TransCor America, LLC, a subsidiary of the Company that provides transportation services to governmental agencies.  CoreCivic Community includes the operating results of those residential reentry centers placed into service that were owned, or controlled via a long-term lease, and managed by CoreCivic.  CoreCivic Community also includes the operating results of the Company's electronic monitoring and case management services. CoreCivic Properties includes the operating results of those properties leased to third parties.  The operating performance of the three segments can be measured based on their net operating income.  CoreCivic defines facility net operating income as a facility's revenues less operating expenses.

The revenue and net operating income for each of the three segments and a reconciliation to CoreCivic's operating income is as follows for the three and six months ended June 30, 2020 and 2019 (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Revenue:
Safety	$424,117	$440,410	$861,882	$874,728
Community	26,004	30,706	56,603	61,272
Properties	22,483	19,143	45,162	38,255
Total segment revenue	472,604	490,259	963,647	974,255
Operating expenses:
Safety	323,739	316,995	654,476	633,590
Community	22,201	23,086	46,650	46,582
Properties	6,906	5,495	13,860	11,147
Total segment operating expenses	352,846	345,576	714,986	691,319
Facility net operating income:
Safety	100,378	123,415	207,406	241,138
Community	3,803	7,620	9,953	14,690
Properties	15,577	13,648	31,302	27,108
Total facility net operating income	119,758	144,683	248,661	282,936
Other revenue (expense):
Other revenue	37	35	95	103
Other operating expense	(81)	(103)	(256)	(192)
General and administrative	(30,145)	(33,364)	(61,424)	(62,809)
Depreciation and amortization	(38,619)	(35,591)	(76,571)	(71,114)
Asset impairments	(11,717)	(4,706)	(12,253)	(4,706)
Operating income	$39,233	$70,954	$98,252	$144,218

The following table summarizes capital expenditures including accrued amounts for the three and six months ended June 30, 2020 and 2019 (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Capital expenditures:
Safety	$6,728	$19,825	$13,405	$38,927
Community	384	1,261	1,038	2,724
Properties	3,320	43,338	99,269	60,094
Corporate and other	1,562	4,699	3,620	8,171
Total capital expenditures	$11,994	$69,123	$117,332	$109,916

The total assets are as follows (in thousands):

	June 30, 2020	December 31, 2019
Assets:
Safety	$2,497,556	$2,606,127
Community	251,012	275,882
Properties	785,153	682,249
Corporate and other	506,021	227,373
Total Assets	$4,039,742	$3,791,631

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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
•

the location and duration of shelter in place orders and other restrictions associated with COVID-19 that disrupt the criminal justice system, along with government policies on prosecutions and newly ordered legal restrictions that affect the number of people placed in correctional, detention, and reentry facilities;

•	general economic and market conditions, including, but not limited to, the impact governmental budgets can have on our contract renewals and renegotiations, per diem rates, and occupancy;
•

fluctuations in our operating results because of, among other things, changes in occupancy levels, competition, contract renegotiations or terminations, increases in costs of operations, fluctuations in interest rates and risks of operations;

•

our ability to obtain and maintain correctional, detention, and residential reentry facility management contracts because of reasons including, but not limited to, sufficient governmental appropriations, contract compliance, negative publicity and effects of inmate disturbances;

•

changes in the privatization of the corrections and detention industry, the acceptance of our services, the timing of the opening of new facilities and the commencement of new management contracts (including the extent and pace at which new contracts are utilized), as well as our ability to utilize available beds;

•

changes in government policy, legislation and regulations that affect utilization of the private sector for corrections, detention, and residential reentry services, in general, or our business, in particular, including, but not limited to, the continued utilization of the South Texas Family Residential Center by U.S. Immigration and Customs Enforcement, or ICE, under terms of the current contract, and the impact of any changes to immigration reform and sentencing laws. (our company does not, under longstanding policy, lobby for or against policies or legislation that would determine the basis for, or duration of, an individual's incarceration or detention);

•

our ability to successfully identify and consummate future development and acquisition opportunities and our ability to successfully integrate the operations of our completed acquisitions and realize projected returns resulting therefrom;

•	our ability to meet and maintain qualification for taxation as a real estate investment trust, or REIT, for years the Company elected REIT status;
•

whether revoking our REIT election and our revised capital allocation strategy can be implemented in a cost effective manner that provides the expected benefits, including facilitating our planned debt reduction initiative and planned return of capital to shareholders;

•	our ability to identify and consummate the sale of certain non-core assets at attractive prices;
•	our ability, following the revocation of our REIT election, to identify and initiate service opportunities that were unavailable under the REIT structure; and
•	the availability of debt and equity financing on terms that are favorable to us, or at all.

Any or all of our forward-looking statements in this quarterly report may turn out to be inaccurate. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy, and financial needs.  Our statements can be affected by inaccurate assumptions we might make or by known or unknown risks, uncertainties and assumptions, including the risks, uncertainties, and assumptions described in "Item 1A Risk Factors" disclosed in Part II of this Quarterly Report, as well as in our Annual Report on Form 10-K as of and for the year ended December 31, 2019 filed with the Securities and Exchange Commission, or the SEC, on February 20, 2020, or the 2019 Form 10-K, and in other reports, documents, and other information we file with the SEC from time to time.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.  New risks and uncertainties arise from time to time, and it is impossible for us to predict these events or how they may affect us. We undertake no obligation to publicly update or revise any forward-looking statements made in this Quarterly Report, except as may be required by law. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements.

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

We are the nation's largest owner of partnership correctional, detention, and residential reentry facilities and one of the largest prison operators in the United States.  We also believe we are the largest private owner of real estate used by U.S. government agencies.  As of June 30, 2020, through our CoreCivic Safety segment, we operated 49 correctional and detention facilities, 42 of which we owned, with a total design capacity of approximately 72,000 beds. Through our CoreCivic Community segment, we owned and operated 27 residential reentry centers with a total design capacity of approximately 5,000 beds.  In addition, through our CoreCivic Properties segment, we owned 57 properties for lease to third parties and used by government agencies, totaling 3.3 million square feet.

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

On June 17, 2020, we announced that our Board of Directors, or BOD, was evaluating corporate structure and capital allocation alternatives.  Concurrently, the BOD suspended our quarterly dividend while we assessed how best to use our free cash flow to build shareholder value, maintain service excellence, and offer and implement unique solutions for our government partners and the communities in which we serve.  On August 5, 2020, we announced that the BOD concluded its analysis and unanimously approved a plan to revoke our REIT election and become a taxable C Corporation, effective January 1, 2021.  As a result, we will no longer be required to operate under REIT rules, including the requirement to distribute at least 90% of our taxable income to our stockholders, which will provide us with greater flexibility to use our free cash flow.  Beginning January 1, 2021, we will be subject to federal and state income taxes on our taxable income at applicable tax rates, and will no longer be entitled to a tax deduction for dividends paid. We will continue to operate as a REIT for the remainder of the 2020 tax year, and existing REIT requirements and limitations, including those established by our organizational documents, will remain in place until January 1, 2021.  The BOD also announced that we are discontinuing our quarterly dividend and prioritizing the allocation of our free cash flow to debt reduction.

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

Asset impairments.  The primary risk we face for asset impairment charges, excluding goodwill, is associated with facilities we own.  As of June 30, 2020, we had $2.7 billion in property and equipment, including $133.6 million in long-lived assets, excluding equipment, at five idled CoreCivic Safety correctional facilities.  The impairment analyses we performed for each of these facilities excluded the net book value of equipment, as a substantial portion of the equipment is easily transferrable to other company-owned facilities without significant cost.  The carrying values of the five idled correctional facilities as of June 30, 2020 were as follows (in thousands):

Prairie Correctional Facility	$14,473
Huerfano County Correctional Center	15,949
Diamondback Correctional Facility	38,860
Marion Adjustment Center	11,142
Kit Carson Correctional Center	53,158
$133,582

As of June 30, 2020, we also had one idled non-core facility in our Safety segment containing 240 beds with a total net book value of $3.2 million; three facilities in our Community segment, including two that became idle during 2020, containing an aggregate of 549 beds with a total net book value of $11.3 million; and three previously leased residential reentry centers in our Properties segment containing an aggregate of 430 beds with a total net book value of $9.2 million.

We incurred operating expenses at these idled facilities of approximately $2.0 million and $1.7 million for the period they were idle during the three months ended June 30, 2020 and 2019, respectively.  We incurred operating expenses at these idled facilities of approximately $4.0 million and $3.6 million for the period they were idle during the six months ended June 30, 2020 and 2019, respectively.

On April 15, 2020, we sold an idled facility in our Community segment, containing 92 beds, for a gross sales price of $1.6 million.  In anticipation of the sale, we reported an impairment charge of $0.5 million in the first quarter of 2020 based on the realizable value resulting from the sale. On May 26, 2020, we sold an idled non-core facility in our Safety segment, containing 200 beds with a net book value of $0.5 million at the time of the sale, for net proceeds of $3.3 million.  The gain on the sale of approximately $2.8 million was recognized in the second quarter of 2020.

During the third quarter of 2020, predominately due to a lower number of inmate populations in the state of Oklahoma resulting from COVID-19, combined with the consequential impact of COVID-19 on the State's budget, we agreed with the State to idle our 1,692-bed Cimarron Correctional Facility in our CoreCivic Safety segment during the third quarter of 2020.  As of June 30, 2020, the net book value of the Cimarron facility was $73.3 million.  CoreCivic Community also transferred the remaining resident populations at our 390-bed Tulsa Transitional Center to Oklahoma's system, idling the Tulsa facility during the third quarter of 2020.  As of June 30, 2020, the net book value of the Tulsa facility was $2.4 million.

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

We re-perform the impairment analyses on an annual basis for each of the idle facilities as well as any other properties with indicators of impairment. In performing our annual impairment analyses, the estimates of recoverability are initially based on projected undiscounted cash flows that are comparable to historical cash flows from management contracts or lease agreements at facilities similar to the idled facilities, including historical operations for the idled facilities when such facilities were operating. Our impairment evaluations also take into consideration our historical experience in securing new management contracts to utilize correctional facilities that had been previously idled for substantial periods of time.  Such previously idled correctional facilities are currently being operated under contracts that continue to generate cash flows resulting in the recoverability of the net book value of the previously idled facilities by material amounts. We also perform sensitivity analyses that consider reductions to such cash flows. Our sensitivity analyses included reductions in projected cash flows by as much as half of the historical cash flows generated by the respective facility as well as prolonged periods of vacancies. As a result of our analyses, we reported an impairment charge of $9.8 million on one of the residential reentry facilities in Oklahoma, based on its anticipated use as a commercial real estate property rather than a reentry facility.  The fair value measurement for the Oklahoma residential reentry facility was estimated using unobservable Level 3 inputs, as defined in Accounting Standards Codification, or ASC, 820, "Fair Value Measurement," using market comparable data for similar properties in the local market.

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

Goodwill Impairments – As of June 30, 2020, we had $48.6 million of goodwill, established in connection with multiple business combination transactions.  We evaluate the carrying value of goodwill annually and whenever circumstances indicate the carrying value of goodwill may be impaired.  Under the provisions of Accounting Standards Update, or ASU, 2017-04, "Intangibles–Goodwill and Other (Topic 350): Simplifying the Test of Goodwill Impairment," we perform a qualitative assessment to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount.  If, after assessing the totality of events or circumstances, we determine it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then we perform a quantitative impairment test.  If a quantitative test is required, we perform an assessment to identify the existence of impairment and to measure the excess of a reporting unit's carrying amount over its fair value by using a combination of various common valuation techniques, including the income approach and market approach.  The income valuation approach includes certain significant assumptions impacting projected future cash flows, such as projected revenue, projected operating costs, and the weighted average cost of capital, which are affected by expectations about future market or economic conditions.  By their nature, valuation techniques are subject to considerable judgment and require estimates of future cash flows as well as other factors, which are often difficult to predict.  Estimated fair values could change if there are changes in our capital structure, cost of debt, interest rates, capital expenditure levels, operating cash flows, or market capitalization. Accordingly, we may incur goodwill impairment charges in the future.

During the third quarter of 2020, we provided notice to our customers at two managed-only facilities of our intent to terminate the contracts.  We expect to transition operations of both the 1,046-bed Silverdale Detention Center and the 1,348-bed Metro-Davidson County Detention Facility in the fourth quarter of 2020.  As a result of these expected contract terminations, during the second quarter of 2020, we recognized goodwill impairments of $2.0 million associated with these two managed-only facilities' reporting units.

We have continued to monitor the impact of COVID-19 with respect to the projections and assumptions used for our annual assessment performed in the fourth quarter of 2019. As of June 30, 2020, we concluded that it is more likely than not that the fair value of the reporting units exceeded their carrying values (with the exception of the impact of the contract terminations discussed above on two managed-only reporting units).  However, the long-term impacts of COVID-19, if any, on future cash flows are difficult to predict.  We can provide no assurance that goodwill impairments will not occur in the future as a result of the impact of COVID-19 or otherwise.  We will conduct additional impairment tests if, and when, warranted by the impact of COVID-19 on our reporting units.

Self-funded insurance reserves.  As of June 30, 2020, we had $47.0 million in accrued liabilities for employee health, workers' compensation, and automobile insurance claims.  We are significantly self-insured for employee health, workers' compensation, and automobile liability insurance claims.  As such, our insurance expense is largely dependent on claims experience and our ability to control our claims.  We have consistently accrued the estimated liability for employee health insurance claims based on our history of claims experience and the estimated time lag between the incident date and the date we pay the claims.  We have accrued the estimated liability for workers' compensation claims based on an actuarial valuation of the outstanding liabilities, discounted to the net present value of the outstanding liabilities, using a combination of actuarial methods used to project ultimate losses, and our automobile insurance claims based on estimated development factors on claims incurred. The liability for employee health, workers' compensation, and automobile insurance includes estimates for both claims incurred and for claims incurred but not reported.  These estimates could change in the future.  It is possible that future cash flows and results of operations could be materially affected by changes in our assumptions, new developments, or by the effectiveness of our strategies.

Legal reserves.  As of June 30, 2020, we had $15.5 million in accrued liabilities under the provisions of ASC Subtopic 450-20, "Loss Contingencies," related to certain claims and legal proceedings in which we are involved.  We have accrued our best estimate of the probable costs for the resolution of these claims.  In addition, we are subject to current and potential future claims and legal proceedings for which little or no accrual has been reflected because our current assessment of the potential exposure is nominal.  These estimates have been developed in consultation with our General Counsel's office and, as appropriate, outside counsel handling these matters, and are based upon an analysis of potential results, assuming a combination of litigation and settlement strategies.  It is possible that future cash flows and results of operations could be materially affected by changes in our assumptions, new developments, or by the effectiveness of our litigation and settlement strategies.

RESULTS OF OPERATIONS

Our results of operations are impacted by the number of correctional and detention facilities we operated, including 42 we owned and seven owned by our government partners (CoreCivic Safety), the number of residential reentry centers we owned and operated (CoreCivic Community), the number of facilities we leased to other operators (CoreCivic Properties), and the facilities we owned that were not in operation.  The following table sets forth the changes in the number of facilities operated for the periods presented:

	Effective	CoreCivic
	Date	Safety	Community	Properties	Total
Facilities as of December 31, 2018		51	26	27	104
Acquisition of the South Raleigh Reentry Center in North Carolina	February 2019	—	1	—	1
Acquisition of a leased property in Michigan	May 2019	—	—	1	1
Sale of a leased property in Pennsylvania	June 2019	—	—	(1)	(1)
Acquisition of certain assets of Rehabilitation Services, Inc.	December 2019	—	2	—	2
Lease of the Southeast Correctional Complex	December 2019	(1)	—	1	—
Facilities as of December 31, 2019		50	29	28	107
Acquisition of a portfolio of government- leased properties	January 2020	—	—	28	28
Commencement of the Lansing Correctional Facility lease	January 2020	—	—	1	1
Termination of contract and lease of a Colorado reentry center	January 2020	—	(1)	—	(1)
Sale of an idled residential reentry center in Arizona	April 2020	—	(1)	—	(1)
Sale of an idled non-core facility in Tennessee	May 2020	(1)	—	—	(1)
Facilities as of June 30, 2020		49	27	57	133

Three and Six Months Ended June 30, 2020 Compared to the Three and Six Months Ended June 30, 2019

Net income attributable to common stockholders was $22.2 million, or $0.18 per diluted share, for the three months ended June 30, 2020, compared with net income attributable to common stockholders of $48.6 million, or $0.41 per diluted share, for the three months ended June 30, 2019.  Net income attributable to common stockholders was $54.2 million, or $0.45 per diluted share, for the six months ended June 30, 2020, compared with net income attributable to common stockholders of $97.9 million, or $0.82 per diluted share, for the six months ended June 30, 2019.  Financial results for the three months ended June 30, 2020 reflected several special items, including $8.2 million of expenses associated with COVID-19, $11.7 million of asset impairments, $0.3 million for the evaluation of corporate structure alternatives, and a gain on sale of assets of $2.8 million.  In addition to the special items reflected in the financial results for the three months ended June 30, 2020, financial results for the six months ended June 30, 2020 also included a non-recurring deferred tax expense of $3.1 million reported during the first quarter of 2020.  Financial results for the three and six months ended June 30, 2019 included $4.7 million of asset impairments and $2.7 million of start-up expenses associated with the activation of two previously idled facilities, as further described hereafter.

Our Current Operations

Our ongoing operations are organized into three principal business segments:

•

CoreCivic Safety segment, consisting of the 49 correctional and detention facilities that are owned, or controlled via a long-term lease, and managed by CoreCivic, as well as those correctional and detention facilities owned by third parties but managed by CoreCivic. CoreCivic Safety also includes the operating results of our subsidiary that provides transportation services to governmental agencies, TransCor America, LLC, or TransCor.

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

For the three and six months ended June 30, 2020 and 2019, our total facility net operating income was divided among these business segments as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Segment:
Safety	83.8%	85.3%	83.4%	85.2%
Community	3.2%	5.3%	4.0%	5.2%
Properties	13.0%	9.4%	12.6%	9.6%

Facility Operations

A key performance indicator we use to measure the revenue and expenses associated with the operation of the correctional, detention, and residential reentry facilities we own or manage is expressed in terms of a compensated man-day, which represents the revenue we generate and expenses we incur for one offender for one calendar day.  Revenue and expenses per compensated man-day are computed by dividing facility revenue and expenses by the total number of compensated man-days during the period.  A compensated man-day represents a calendar day for which we are paid for the occupancy of an offender. We believe the measurement is useful because we are compensated for operating and managing facilities at an offender per diem rate based upon actual or minimum guaranteed occupancy levels.  We also measure our costs on a per compensated man-day basis, which is largely dependent upon the number of offenders we accommodate.  Further, per compensated man-day measurements are also used to estimate our potential profitability based on certain occupancy levels relative to design capacity.  Revenue and expenses per compensated man-day for all of the correctional, detention, and residential reentry facilities placed into service that we owned or managed, exclusive of those held for lease, and for TransCor were as follows for the three and six months ended June 30, 2020 and 2019:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Revenue per compensated man-day	$83.40	$78.38	$82.64	$78.37
Operating expenses per compensated man-day:
Fixed expense	47.25	40.12	46.32	40.76
Variable expense	16.57	16.20	16.46	15.92
Total	63.82	56.32	62.78	56.68
Operating income per compensated man-day	$19.58	$22.06	$19.86	$21.69
Operating margin	23.5%	28.1%	24.0%	27.7%
Average compensated occupancy	74.9%	82.8%	76.9%	82.7%
Average available beds	77,803	78,107	77,911	78,090
Average compensated population	58,280	64,680	59,949	64,616

Revenue

Total revenue consists of management revenue we generate through CoreCivic Safety and CoreCivic Community in the operation of correctional, detention, and residential reentry facilities, as well as the revenue we generate from TransCor and our electronic monitoring and case management services.  Total revenue also consists of rental revenue we generate through CoreCivic Properties from facilities we lease to third-party operators.  The following table reflects the components of revenue for the three and six months ended June 30, 2020 and 2019 (in millions):

	For the Three Months Ended June 30,
	2020	2019	$ Change	% Change
Management revenue:
Federal	$246.2	$252.2	$(6.0)	(2.4%)
State	161.9	167.6	(5.7)	(3.4%)
Local	19.9	24.9	(5.0)	(20.1%)
Other	22.1	26.4	(4.3)	(16.3%)
Total management revenue	450.1	471.1	(21.0)	(4.5%)
Rental revenue	22.5	19.2	3.3	17.2%
Total revenue	$472.6	$490.3	$(17.7)	(3.6%)

	For the Six Months Ended June 30,
	2020	2019	$ Change	% Change
Management revenue:
Federal	$497.5	$494.3	$3.2	0.6%
State	328.5	338.9	(10.4)	(3.1%)
Local	45.5	49.7	(4.2)	(8.5%)
Other	46.9	53.1	(6.2)	(11.7%)
Total management revenue	918.4	936.0	(17.6)	(1.9%)
Rental revenue	45.2	38.3	6.9	18.0%
Other revenue	0.1	0.1	—	—
Total revenue	$963.7	$974.4	$(10.7)	(1.1%)

The $21.0 million, or 4.5%, decrease in total management revenue for the three months ended June 30, 2020 as compared with the same period in 2019 was primarily a result of a decrease in revenue of approximately $45.6 million caused primarily by a decrease in the average daily compensated population from 2019 to 2020.  In addition, revenue generated from our electronic monitoring and case management services decreased $2.0 million in the second quarter of 2020 when compared to the same period in 2019, primarily as a result of fewer court hearings and referrals due to COVID-19.  The $17.6 million, or 1.9%, decrease in total management revenue for the six months ended June 30, 2020 as compared with the same period in 2019 was primarily a result of a decrease in revenue of approximately $61.6 million caused primarily by a decrease in the average daily compensated population from 2019 to 2020, net of the revenue generated by one additional day of operations due to a leap year in 2020. In addition, revenue generated from our electronic monitoring and case management services decreased $2.5 million during the six months ended June 30, 2020 when compared to the same period in the prior year, primarily as a result of fewer court hearings and referrals due to COVID-19. The decrease in management revenue in both the three- and six-month periods was partially offset by an increase in revenue of approximately $26.6 million and $46.5 million, respectively, driven primarily by an increase of 6.4% and 5.4%, respectively, in average revenue per compensated man-day. The increase in average revenue per compensated man-day was primarily the result of the effect of per diem increases at several of our facilities as well as a higher mix of federal populations at higher per diem rates.

Average daily compensated population decreased 6,400, or 9.9%, to 58,280 during the three months ended June 30, 2020 compared to 64,680 during the three months ended June 30, 2019.  Average daily compensated population decreased 4,667, or 7.2%, to 59,949 during the six months ended June 30, 2020 compared to 64,616 during the six months ended June 30, 2019.  Average daily compensated population decreased in both the three- and six-month periods primarily as a result of COVID-19, as further described hereafter, and the expiration of the contract with the Federal Bureau of Prisons, or BOP, at our Adams County Correctional Center in the third quarter of 2019, which had an average daily compensated population of 2,150 inmates during the first six months of 2019 compared with 1,100 detainees during the first six months of 2020 under a new contract with ICE, as further described hereafter.

Further, the continued and anticipated transfer of California inmates held in our out-of-state facilities back to the state of California, which was completed during the second quarter of 2019, also contributed to the decline in average daily compensated population.  Average daily compensated populations from the state of California were approximately 600 during the second quarter of 2019.  The decrease in average daily compensated population was also a result of a reduction in ICE populations, as further described hereafter, net of additional populations resulting from the new inter-governmental service agreements, or IGSAs, with ICE at the Adams County Correctional Center, which promptly transitioned from the BOP contract to the new IGSA with ICE during the third quarter of 2019, and at our previously idled Torrance facility during the second quarter of 2019. The decrease in average daily compensated population was partially offset by population increases from the U.S. Marshals Service, or USMS, including at our previously idled Eden facility due to a new contract executed in the second quarter of 2019.

The solutions we provide to our federal customers, including primarily ICE, the USMS, and the BOP, continue to be a significant component of our business. Our federal customers generated approximately 52% and 51% of our total revenue for the three months ended June 30, 2020 and 2019, respectively, decreasing $6.0 million, or 2.4%, during the three months ended June 30, 2020 as compared with the same period in 2019.  Our federal customers generated approximately 52% and 51% of our total revenue for the six months ended June 30, 2020 and 2019, respectively, increasing $3.2 million, or 0.6%, during the six months ended June 30, 2020 as compared with the same period in 2019.  The increase in federal revenues in the first six months of 2020 primarily resulted from the combined effect of the aforementioned new contracts, per diem increases for several of our federal contracts and as a result of one additional day of operations due to a leap year in 2020.

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

State revenues from contracts at correctional, detention, and residential reentry facilities that we operate decreased $5.7 million, or 3.4%, from the second quarter of 2019 to the second quarter of 2020.  State revenues decreased $10.4 million, or 3.1%, from the six months ended June 30, 2019 to the comparable period in 2020.  In addition to the effect of an overall decline in state populations resulting from COVID-19, as further described hereafter, the decrease in state revenues in both the three- and six-month periods was also a result of a continued, and anticipated, transfer back to the state of California of all of the California inmates held in our out-of-state facilities, which was completed during the second quarter of 2019. This decline in population from California inmates resulted in a decrease in revenue of $3.4 million and $13.3 million, respectively, from the three and six months ended June 30, 2019 to the comparable periods in 2020.  The decrease in state revenues was partially offset by the revenue generated by new contracts with the state of Mississippi at our Tallahatchie County Correctional Facility and with the state of Kansas at our Saguaro Correctional Facility in Arizona, both as further described hereafter, as well as per diem increases under numerous other state contracts. Revenue also benefited from one additional day of operations due to a leap year in 2020.

Prior to the COVID-19 pandemic, several of our state partners had been experiencing improvements in their budgets which helped us secure recent per diem increases at certain facilities.  Further, several of our existing state partners, as well as prospective state partners, have been experiencing growth in offender populations and overcrowded conditions, are considering alternative correctional capacity for their aged and inefficient infrastructure, or are seeking cost savings by utilizing the private sector.  Since the beginning of 2018, we have completed the intake of new inmate populations as a result of new contracts with Kansas, Kentucky, Mississippi, Ohio, Nevada, South Carolina, and Vermont.

We currently expect that the COVID-19 pandemic will have a negative impact on many of our state partners' budgets, though we cannot predict the ultimate impact COVID-19 will have on our revenue and per diem rates from our state partners.  We have implemented enhanced hygiene practices, suspended visitation in consultation with our government partners, separated vulnerable inmate populations for their additional protection, followed guidelines provided by the United States Centers for Disease Control and Prevention for Correctional and Detention Facilities, and have taken many other actions intended to limit the spread of COVID-19 among our staff and residents within our correctional, detention, and reentry facilities.  However, we cannot predict government responses to an increase in staff or residents testing positive for COVID-19 within public and private correctional, detention and reentry facilities, nor can we predict COVID-19 related restrictions on individuals, businesses, and services that disrupt the criminal justice system.  Certain government agencies have released, may be considering releasing, or may be experiencing pressure to release, certain inmates and detainees as a result of COVID-19, including those inmates and detainees considered vulnerable to serious illness or death in the event of COVID-19 infection, those with sentences ending in the next year, or those being held on a minor supervision violation.  Further, we cannot predict government policies on prosecutions and newly ordered legal restrictions as a result of COVID-19 that affect the number people placed in correctional, detention, and reentry facilities. We currently expect the federal government’s policy of denying entry at the United States southern border to asylum-seekers and anyone crossing the southern border without proper documentation or authority, as well as the disruptions to the criminal justice system, to persist until a widely accepted treatment and/or vaccine for COVID-19 is available, which could result in a further reduction in the number of offenders placed in our facilities.  Such actions could, either alone or in combination, have a material effect on our financial position, results of operations and cash flows.

From the end of the first quarter of 2020 to the end of the second quarter of 2020, our state populations declined by approximately 3,100 inmates, or 9.2%, predominately due to government actions to help prevent the spread of COVID-19.  During the third quarter of 2020, largely due to a lower number of inmate populations in the state of Oklahoma resulting from COVID-19, combined with the consequential impact of COVID-19 on the State's budget, we agreed with the State to idle our 1,692-bed Cimarron Correctional Facility during the third quarter of 2020.  We also transferred the remaining resident populations at our 390-bed Tulsa Transitional Center to Oklahoma's system, idling the Tulsa facility during the third quarter of 2020.  We can provide no assurance that additional states will not take similar actions in response to declines in resident populations resulting from COVID-19.

The $3.3 million, or 17.2%, increase and the $6.9 million, or 18.0%, increase in rental revenue from the three and six months ended June 30, 2019 to the comparable periods in 2020 were both primarily a result of acquisitions in 2019 and 2020 of multiple properties leased to third parties and the commencement of the lease of the 2,432-bed correctional facility we constructed in Lansing, Kansas, all as further described hereafter.

COVID-19 notwithstanding, we believe the long-term growth opportunities of our business remain attractive as government agencies consider their emergent needs (including capacity to help mitigate the spread of infectious disease), as well as the efficiency and offender programming opportunities we provide, as flexible solutions to satisfy our partners' needs.  Further, we expect our partners, and prospective partners, to continue to face challenges in maintaining old facilities, developing new facilities, and expanding current facilities for additional capacity, which could result in increased future demand for the solutions we provide.

Operating Expenses

Operating expenses totaled $352.9 million and $345.7 million for the three months ended June 30, 2020 and 2019, respectively, while operating expenses for the six months ended June 30, 2020 and 2019 totaled $715.2 million and $691.5 million, respectively.  Operating expenses consist of those expenses incurred in the operation and management of correctional, detention, and residential reentry facilities, as well as those expenses incurred in the operations of TransCor and our electronic monitoring and case management services.  Operating expenses also consist of those expenses incurred in the operation of facilities we lease to third-party operators.

Expenses incurred by CoreCivic Safety and CoreCivic Community in connection with the operation and management of our correctional, detention, and residential reentry facilities, as well as those incurred in the operations of TransCor and our electronic monitoring and case management services, increased $5.9 million, or 1.7%, during the second quarter of 2020 when compared with the same period in 2019. Expenses incurred by these segments increased $21.0 million, or 3.1%, during the six months ended June 30, 2020, when compared to the same period in 2019.  Similar to our management revenue, there were several factors that contributed to the increase in operating expenses incurred in these segments.  Operating expenses increased primarily due to the aforementioned activations of our previously idled Torrance and Eden facilities in the second quarter of 2019, expenses associated with COVID-19, and as a result of the additional day of operations due to a leap year in 2020.  The increase in operating expenses was partially offset by lower staffing and service levels that were consistent with the lower occupancy levels during the COVID-19 pandemic. Additionally, consistent with the reduction in revenue from our electronic monitoring and case management services, operating expenses from these services also decreased due to fewer court hearings and referrals due to COVID-19.

Total expenses per compensated man-day increased to $63.82 during the three months ended June 30, 2020 from $56.32 during the three months ended June 30, 2019, and increased to $62.78 during the six months ended June 30, 2020 from $56.68 during the same period in the prior year.  Fixed expenses per compensated man-day increased to $47.25 during the three months ended June 30, 2020 from $40.12 during the same period in the prior year, and increased to $46.32 during the six months ended June 30, 2020 from $40.76 during the same period in the prior year.

Recent increases in the unemployment rate caused by COVID-19 notwithstanding, as the economy improved and the nation's unemployment rate declined, we experienced wage pressures in certain markets across the country, and provided wage increases to remain competitive.  Further, the COVID-19 pandemic presents unique employment circumstances, as the unemployment rate has recently increased dramatically as many businesses curtailed or even ceased operations.  While a higher unemployment rate in the longer-term could provide a more robust talent acquisition pipeline than we have recently experienced, we have incurred, and expect to continue to incur, incremental expenses in the short-term to help ensure sufficient staffing levels under unique and challenging working conditions.  Incremental expenses include, but may not be limited to, incentive payments to our line and field staff, additional paid time off, as well as expenses to procure personal protective equipment and other supplies.  During April 2020, we announced that we would provide incentive payments to our line and field staff, known as "hero bonuses", through the end of the second quarter of 2020.  During the second quarter of 2020, we incurred $8.2 million of incremental expenses associated with COVID-19, including $6.3 million of hero bonuses. These incremental expenses contributed to the increase in fixed expenses per compensated man-day during the three- and six-month periods ending June 30, 2020 compared to the same periods in 2019. We continually monitor compensation levels very closely along with overall economic conditions and will set wage levels necessary to help ensure the long-term success of our business.  Further, we continually evaluate the structure of our employee benefits package and training programs to ensure we are better able to attract and retain our employees.  Salaries and benefits represent the most significant component of our operating expenses, representing approximately 61% of our total operating expenses for the first six months of 2020 and 60% of our total operating expenses during 2019.

Operating expenses incurred by CoreCivic Properties in connection with facilities we lease to third-party operators increased $1.4 million, or 25.7%, during the second quarter of 2020 when compared with the same period in 2019, and increased $2.7 million, or 24.3%, during the six months ended June 30, 2020 when compared with the same period in 2019.  The increase in expenses in this segment during both the three and six months ended June 30, 2020 was primarily the result of acquisitions in 2019 and 2020 of multiple properties leased to third parties.

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

CoreCivic Safety

CoreCivic Safety includes the operating results of the correctional and detention facilities that we operated during each period.  Total revenue generated by CoreCivic Safety decreased $16.3 million, or 3.7%, from $440.4 million in the second quarter of 2019 to $424.1 million in the second quarter of 2020, and decreased $12.8 million, or 1.5%, from $874.7 million during the six months ended June 30, 2019 to $861.9 million during the six months ended June 30, 2020.  CoreCivic Safety's facility net operating income, or facility revenues less operating expenses, decreased $23.0 million, or 18.7%, from $123.4 million during the three months ended June 30, 2019 to $100.4 million during the three months ended June 30, 2020, and decreased $33.7 million, or 14.0%, from $241.1 million during the six months ended June 30, 2019 to $207.4 million during the six months ended June 30, 2020.  During the three and six months ended June 30, 2020, CoreCivic Safety generated 83.8% and 83.4%, respectively, of our total facility net operating income, compared with 85.3% and 85.2%, respectively, during the three and six months ended June 30, 2019.

The following table displays the revenue and expenses per compensated man-day for CoreCivic Safety's correctional and detention facilities placed into service that we own and manage and for the facilities we manage but do not own, inclusive of the transportation services provided by TransCor:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
CoreCivic Safety Facilities:
Revenue per compensated man-day	$84.72	$79.77	$84.03	$79.81
Operating expenses per compensated man-day:
Fixed expense	47.62	40.68	46.87	41.35
Variable expense	17.05	16.74	16.94	16.45
Total	64.67	57.42	63.81	57.80
Operating income per compensated man-day	$20.05	$22.35	$20.22	$22.01
Operating margin	23.7%	28.0%	24.1%	27.6%
Average compensated occupancy	75.8%	83.3%	77.6%	83.1%
Average available beds	72,555	72,833	72,622	72,833
Average compensated population	55,010	60,670	56,355	60,556

Operating margins within the CoreCivic Safety facilities during both the three and six months ended June 30, 2020 were negatively impacted primarily by reduced populations and increased operating expenses, which was driven primarily by increases in salaries and benefits expenses, as previously described herein.  Also as previously mentioned, COVID-19 has had an adverse impact on operating margins, and was the primary factor in the reduction of average compensated populations and operating margins of the CoreCivic Safety segment.  The expected return of all remaining inmate populations from the state of California from our La Palma Correctional Center during the first half of 2019 also contributed to the reduction in compensated populations.

During the fourth quarter of 2019, the Governor of California signed Assembly Bill 32, or AB32, which, subject to certain exceptions, as of January 1, 2020, generally prohibits new contracts and renewals of existing contracts between private, for-profit entities and government agencies for the operation of detention facilities within the state of California, with a January 1, 2028 sunset for the use of private, for-profit entities by the state of California.  While AB32 excludes facilities leased from private, for-profit entities, such as our California City Correctional Center, the impact of AB32 on our California based detention and reentry facility contracts is currently unclear given the potential conflict between federal and state law, and court challenges to the enforceability of AB32.  On January 24, 2020, the U.S. Government filed a lawsuit against the state of California challenging the enforceability of AB32 under applicable law.  In a hearing on July 16, 2020, U.S. District Judge Janis L. Sammartino noted that the USMS's federal statutory authority appears to render AB32 unenforceable as to USMS private detention contracts, but expressed skepticism regarding ICE's authority to contract for privately operated detention services in California in light of AB32.  Judge Sammartino has requested additional briefing from the parties before issuing any ruling.  We cannot predict the timing of any ruling or the outcome of this lawsuit.  However, we believe the restrictions to force a phase-out of federal detention and residential reentry facilities under private management goes against federal law. In the event AB32 is implemented so as to prohibit ICE‑contracted private detention facilities or privately‑operated residential reentry centers, the federal government could be prohibited from renewing (i) its contract to operate our Otay Mesa Detention Center, which is currently scheduled to expire in December 2024, and (ii) our residential reentry contracts within the state of California, which are scheduled to expire at dates ranging from 2021 to 2024.  A potential non-renewal of our contract to operate the Otay Mesa Detention Center, which we recently expanded from 1,482 beds to 1,994 beds, could have a significant impact on our results of operations and cash flows at the time of non-renewal.

On May 16, 2019, we announced that we entered into a new contract under an IGSA between Torrance County, New Mexico and ICE to activate our 910-bed Torrance County Detention Facility in Estancia, New Mexico.  The Torrance facility had previously been idle since 2017. The new management contract commenced on May 15, 2019, and has an initial term of 60 months, with unlimited extension options thereafter upon mutual agreement.  Either party may terminate the contract with 120 days' written notice.  We began accepting ICE detainee populations into the Torrance facility in the third quarter of 2019.  This new contract contributed to an increase in total revenue of $6.7 million and $13.2 million during the three and six months ended June 30, 2020, respectively, from the comparable periods in the prior year.

On May 23, 2019, we announced that we entered into a new contract under an IGSA between the City of Eden, Texas and the USMS, to activate our 1,422-bed Eden Detention Center in Eden, Texas.  The new agreement also permits ICE to utilize capacity at the facility.  The Eden facility had previously been idle since 2017.  The new management contract commenced on June 1, 2019, and has an indefinite term.  Either party may terminate the contract with 30 days' written notice.  We began accepting populations into the Eden facility in the third quarter of 2019.  This new contract contributed to an increase in total revenue of $8.4 million and $17.0 million during the three and six months ended June 30, 2020, respectively, from the comparable periods in the prior year.

On January 9, 2020, we announced that we entered into a new emergency contract with the state of Mississippi to care for up to 375 of Mississippi's inmates at the Tallahatchie facility, to assist the State with significant challenges in its correctional system.  The contract had a term of ninety days, which the State could extend for up to two additional ninety-day terms.  The State subsequently expanded the contract to 1,000 inmates and exercised the extension options through October 4, 2020.  During the three and six months ended June 30, 2020, management revenue from this new contract was $4.2 million and $7.2 million, respectively.

On May 1, 2019, the BOP announced that it elected not to renew the contract at our Adams County Correctional Center in Adams County, Mississippi.  On June 28, 2019, the BOP executed an amendment to the existing contract to allow ICE to use up to 660 beds to care for adult male detainees.  On July 18, 2019, the BOP contract, which was originally scheduled to expire on July 31, 2019, was extended to August 30, 2019.  On September 3, 2019, we announced that we had entered into a new contract under an IGSA between Adams County, Mississippi and ICE for up to 2,348 adult detainees at the Adams facility.  The new management agreement commenced on August 31, 2019, and has an initial term of 60 months, with unlimited extension options thereafter upon mutual agreement.  Either party may terminate the contract with 120 days' written notice.  The average compensated occupancy of the Adams County facility was 49.3% during the second quarter of 2020 compared with 95.1% during the second quarter of 2019, although facility net operating income increased by $0.5 million from the second quarter of 2019 to the second quarter of 2020.

Effective August 1, 2019, we were awarded a new contract with the Kansas Department of Corrections, or KDOC, to care for offenders at our 1,896-bed Saguaro Correctional Facility in Arizona, where we also care for inmates from Hawaii and Nevada.  We accepted 120 offenders from the KDOC in October 2019.  During the second quarter of 2020, this contract was extended through July 2021.

As previously described, during the third quarter of 2020, we provided notice to our customers at the Silverdale Detention Center and the Metro-Davidson County Detention Facility, both in Tennessee, of our intent to terminate the contracts at these managed-only facilities.  We expect to transition operations of both facilities in the fourth quarter of 2020.  During 2019, and for the six months ended June 30, 2020, these facilities generated total facility net operating income of $0.8 million and incurred an operating loss of $2.3 million, respectively.  As a result of these expected contract terminations, during the second quarter of 2020, we also recognized goodwill impairments of $2.0 million associated with these two managed-only facilities' reporting units.

Also as previously described, during the third quarter of 2020, predominately due to a lower number of inmate populations in the state of Oklahoma resulting from COVID-19, combined with the consequential impact of COVID-19 on the State's budget, we agreed with the State to idle our 1,692-bed Cimarron Correctional Facility during the third quarter of 2020. During 2019, and for the six months ended June 30, 2020, this facility generated facility net operating income of $2.4 million and incurred an operating loss of $0.6 million, respectively.

CoreCivic Community

CoreCivic Community includes the operating results of the residential reentry centers that we operated during each period, along with the operating results of our electronic monitoring and case management services.  Total revenue generated by CoreCivic Community decreased $4.7 million, or 15.3%, from $30.7 million during the second quarter of 2019 to $26.0 million during the second quarter of 2020, and decreased $4.7 million, or 7.6%, from $61.3 million during the six months ended June 30, 2019 to $56.6 million during the six months ended June 30, 2020.  CoreCivic Community's facility net operating income decreased $3.8 million, or 50.1%, from $7.6 million during the three months ended June 30, 2019 to $3.8 million during the three months ended June 30, 2020, and decreased $4.7 million, or 32.2%, from $14.7 million during the six months ended June 30, 2019 to $10.0 million during the six months ended June 30, 2020. During the three and six months ended June 30, 2020, CoreCivic Community generated 3.2% and 4.0%, respectively, of our total facility net operating income, compared with 5.3% and 5.2%, respectively, during the three and six months ended June 30, 2019.

The following table displays the revenue and expenses per compensated man-day for CoreCivic Community's residential reentry facilities placed into service that we own and manage, but exclusive of the electronic monitoring and case management services given that revenue is not generated on a per compensated man-day basis for these services:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
CoreCivic Community Facilities:
Revenue per compensated man-day	$61.08	$57.31	$60.74	$57.01
Operating expenses per compensated man-day:
Fixed expense	41.12	31.61	37.69	31.86
Variable expense	8.42	8.12	8.91	7.93
Total	49.54	39.73	46.60	39.79
Operating income per compensated man-day	$11.54	$17.58	$14.14	$17.22
Operating margin	18.9%	30.7%	23.3%	30.2%
Average compensated occupancy	62.3%	76.0%	67.9%	77.2%
Average available beds	5,248	5,274	5,289	5,257
Average compensated population	3,270	4,010	3,594	4,060

Operating margins in the CoreCivic Community segment during both the three and six months ended June 30, 2020 were negatively impacted by an increase in operating expenses, which was driven primarily by increases in salaries and benefits expenses across the portfolio, as previously described herein.  Operating margins were also negatively impacted during the first six months of 2020 by the reduction in average compensated population, which was primarily driven by COVID-19, as further described hereafter, and a decline in utilization from the states of Oklahoma and Colorado, which led to the consolidation of residents located in the respective states, and the closure of several of our residential reentry facilities. The 289-bed Turley Residential Center in Oklahoma closed in the second quarter of 2019, and the 200-bed Oklahoma City Transitional Center and the 60-bed Columbine Facility in Colorado closed in the second quarter of 2020.  We also idled a 92-bed residential reentry center in Arizona in the third quarter of 2019 upon the expiration of a BOP contract on August 31, 2019, and sold this facility during the second quarter of 2020.

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

Like the CoreCivic Safety segment, our CoreCivic Community segment has been impacted by the COVID-19 pandemic.  Some of our government partners have transferred certain residents assigned to our reentry facilities to non-residential status, home confinement or early releases, to create additional space for enhanced social distancing within our reentry facilities.  Additionally, similar to our CoreCivic Safety segment, the CoreCivic Community segment has been adversely impacted by the disruption in court hearings, resulting in a reduction in the number of referrals to our community facilities. Additionally, at some locations, residents are responsible for a portion of the subsistence payments, which could be impacted by a curtailment in work programs available to them, negatively impacting our revenue to the extent that the government agency does not supplement such payments.  However, it is possible that in the future, government agencies will increase the utilization of our community facilities or home confinement services, as an alternative to incarceration.

During the third quarter of 2020, predominately due to a lower number of resident populations in the state of Oklahoma resulting from COVID-19, combined with the consequential impact of COVID-19 on the State's budget, we transferred the remaining resident populations at our Tulsa Transitional Center to Oklahoma's system, idling the Tulsa facility during the third quarter of 2020. During 2019, and for the six months ended June 30, 2020, the Tulsa facility generated facility net operating income of $0.1 million and incurred an operating loss of $0.4 million, respectively.  As previously described, during the second quarter of 2020, we also reported a real estate impairment of $9.8 million associated with the consolidation of residential reentry populations in Oklahoma.

CoreCivic Properties

CoreCivic Properties includes the operating results of the properties we leased to third parties and that were used by government agencies during each period.  Total revenue generated by CoreCivic Properties increased $3.3 million, or 17.4%, from $19.1 million in the second quarter of 2019 to $22.5 million in the second quarter of 2020, and increased $6.9 million, or 18.1%, from $38.3 million during the six months ended June 30, 2019 to $45.2 million during the six months ended June 30, 2020.  CoreCivic Properties' facility net operating income increased $1.9 million, or 14.1%, from $13.6 million in the second quarter of 2019 to $15.6 million in the second quarter of 2020, and increased  $4.2 million, or 15.5%, from $27.1 million during the six months ended June 30, 2019 to $31.3 million during the six months ended June 30, 2020.  The increases in total revenue and net operating income in both the three- and six-month periods were primarily the result of the properties we acquired in 2019 and 2020, and due to the commencement of the lease at our

Lansing Correctional Facility in January 2020.  During the three and six months ended June 30, 2020, CoreCivic Properties generated 13.0% and 12.6%, respectively, of our total facility net operating income, compared with 9.4% and 9.6%, respectively, during the three and six months ended June 30, 2019.

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

On December 9, 2019, we entered into a lease with the Commonwealth of Kentucky Department of Corrections, or KYDOC, for our previously idled 656-bed Southeast Correctional Complex in Wheelwright, Kentucky, formerly known as the Southeast Kentucky Correctional Facility. The lease commenced July 1, 2020, has an initial term of ten years and includes five two-year renewal options.  The KYDOC has the option to purchase the facility at its fair market value at any time during the term of the lease. We expect to report annual rental revenue of $4.1 million associated with this lease.  The Southeast Correctional facility had previously been idle since 2012.

On January 2, 2020, we completed the acquisition of a portfolio of 28 properties, all of which are leased to the federal government through the General Services Administration, or GSA.  The 445,000 square foot portfolio serves numerous federal agencies, including primarily the Social Security Administration, the Department of Homeland Security, and the Office of Hearings Operations.  The 28-property portfolio is strategically located throughout the mid-south, complementing our existing real estate footprint, and each property was built-to-suit for its federal tenant.  During the three and six months ended June 30, 2020, the portfolio of 28 properties generated $2.4 million and $4.9 million, respectively, of rental revenue.

On January 24, 2018, we entered into a 20-year lease agreement with the KDOC for a 2,432-bed correctional facility to be constructed by the Company in Lansing, Kansas.  The new facility replaces the Lansing Correctional Facility, Kansas' largest correctional complex for adult male inmates, originally constructed in 1863.  CoreCivic is responsible for facility maintenance throughout the 20-year term of the lease, at which time ownership will revert to the state of Kansas.  Construction of the facility commenced in the first quarter of 2018, and construction was completed in January 2020, at which time the lease commenced. During the six months ended June 30, 2020, the Lansing Correction Facility generated $1.3 million of revenue associated with the non-lease services components of the arrangement, and $3.9 million of interest income, as further described hereafter.

General and administrative expenses

For the three months ended June 30, 2020 and 2019, general and administrative expenses totaled $30.1 million and $33.4 million, respectively, while general and administrative expenses totaled $61.4 million and $62.8 million, respectively, during the six months ended June 30, 2020 and 2019. General and administrative expenses consist primarily of corporate management salaries and benefits, professional fees, including those associated with mergers and acquisitions, or M&A, and our evaluation of corporate structure alternatives, as well as other administrative expenses.  General and administrative expenses decreased from the prior year period primarily as a result of a decrease in incentive compensation and a curtailment of certain other expenses, such as travel, due to restrictions imposed because of COVID-19.  We expect our general and administrative expenses to increase during the second half of 2020 from the first half of 2020 as we incur expenses associated with our evaluation and implementation of corporate structure alternatives, which we currently estimate to be $5.0 million to $6.0 million for the full year.

Depreciation and amortization

For the three months ended June 30, 2020 and 2019, depreciation and amortization expense totaled $38.6 million and $35.6 million, respectively, while depreciation and amortization expense totaled $76.6 million and $71.1 million, respectively, during the six months ended June 30, 2020 and 2019. The increase in depreciation and amortization expense is primarily due to the additional depreciation and amortization resulting from our M&A activities during 2019 and 2020.

Interest expense, net

Interest expense is reported net of interest income and capitalized interest for the three and six months ended June 30, 2020 and 2019.  Gross interest expense, net of capitalized interest, was $23.9 million and $21.4 million for the three months ended June 30, 2020 and 2019, respectively, and was $48.4 million and $43.2 million for the six months ended June 30, 2020 and 2019, respectively. Gross interest expense is based on outstanding borrowings under our revolving credit facility, our outstanding Incremental Term Loan A, or Term Loan A, our outstanding $250.00 million Senior Secured Term Loan B, or Term Loan B, as further described hereafter, our outstanding senior notes, and our outstanding non-recourse mortgage notes, as well as the amortization of loan costs and unused facility fees.  The increase in gross interest expense primarily resulted from an increase in the average outstanding balance on our revolving credit facility, and the interest expense associated with the Term Loan B and the new non-recourse mortgage note assumed during 2020, as further described hereafter.

We have benefited from relatively low interest rates on our revolving credit facility, which is largely based on the London Interbank Offered Rate, or LIBOR.  Based on our total leverage ratio, borrowings under our revolving credit facility during 2019 and the first six months of 2020 were at the base rate plus a margin of 0.50% or at LIBOR plus a margin of 1.50%, and a commitment fee equal to 0.35% of the unfunded balance. Interest rates under the Term Loan A are the same as the interest rates under our revolving credit facility.

On April 20, 2018, CoreCivic of Kansas, LLC, a wholly-owned unrestricted subsidiary of ours, priced $159.5 million in aggregate principal amount of non-recourse senior secured notes, or the Kansas Notes, in a private placement pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, or the Securities Act.  The private placement closed on June 1, 2018. We used the proceeds of the private placement, which were drawn on quarterly funding dates beginning in the second quarter of 2018, to fund construction of the Lansing Correctional Facility, along with costs and expenses of the project.  The Kansas Notes have a yield to maturity of 4.43% and are scheduled to mature in January 2040, 20 years following completion of the project, which occurred in January 2020.  We capitalized $1.1 million and $2.0 million of interest during the three and six months ended June 30, 2019, respectively, and $0.5 million in 2020 through the date construction was complete in January 2020, associated with this construction project.  During the three and six months ended June 30, 2020, we incurred $1.8 million and $3.5 million, respectively, of interest expense on the Kansas Notes.

On December 18, 2019, we entered into a new Term Loan B which bears interest at a rate of LIBOR plus 4.50%, with a 1.00% LIBOR floor (or, at our option, a base rate plus 3.50%), and has a five-year maturity with scheduled quarterly principal payments through December 2024.  The Term Loan B is secured by a first lien on certain specified real property assets, representing a loan-to-value of no greater than 80%.  We can prepay the Term Loan B at any time and from time to time, without premium or penalty, except that a premium of 1.0% of the amount prepaid must accompany any prepayment made prior to December 18, 2020, with the proceeds of any new or replacement tranche of term loans that are in the nature of what are commonly referred to as "B" term loans and that bear interest with an all-in yield less than the all-in yield applicable to the Term Loan B. The 1.0% prepayment premium is also payable in respect of certain repricing events occurring prior to December 18, 2020.  Proceeds from the issuance of the Term Loan B were used to partially fund the early redemption of our $325.0 million in aggregate principal amount of 4.125% senior notes originally due in April 2020.

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

Gross interest income was $2.9 million and $0.7 million for the three months ended June 30, 2020 and 2019, respectively, and was $4.9 million and $1.1 million for the six months ended June 30, 2020 and 2019, respectively.  Gross interest income is earned on notes receivable, investments, cash and cash equivalents, and restricted cash.  Interest income also includes interest income associated with the 20-year finance receivable associated with the Lansing Correctional Facility lease to the KDOC, which commenced in January 2020, and amounted to $2.2 million and $3.9 million for the three and six months ended June 30, 2020, respectively.  Total capitalized interest was $1.8 million during the three months ended June 30, 2019, and was $0.5 million and $2.7 million during the six months ended June 30, 2020 and 2019, respectively. There was no interest capitalized during the second quarter of 2020. Capitalized interest was primarily associated with the construction of the Lansing Correctional Facility.

Income tax benefit (expense)

As a REIT, we are entitled to a deduction for dividends paid, resulting in a substantial reduction in the amount of federal income tax expense we recognize.  Substantially all of our income tax expense is currently incurred based on the earnings generated by our TRSs.  Our overall effective tax rate is based on the taxable income primarily generated by our TRSs.  Our consolidated effective tax rate could fluctuate in the future based on changes in estimates of taxable income, the relative amounts of taxable income generated by the TRSs and the REIT, the implementation of additional tax planning strategies, changes in federal or state tax rates or laws affecting tax credits available to us, changes in other tax laws, changes in estimates related to uncertain tax positions, or changes in state apportionment factors, as well as changes in the valuation allowance applied to our deferred tax assets that are based primarily on the amount of state net operating losses and tax credits that could expire unused.

On August 5, 2020, we announced that our BOD unanimously approved a plan to revoke our REIT election and become a taxable C Corporation, effective January 1, 2021.  As a result, we will no longer be required to operate under REIT rules, including the requirement to distribute at least 90% of our taxable income to our stockholders, which will provide us with greater flexibility to use our free cash flow.  Beginning January 1, 2021, we will be subject to federal and state income taxes on our taxable income at applicable tax rates, and will no longer be entitled to a tax deduction for dividends paid. The revocation of our REIT election will also result in a revaluation of our net deferred tax liabilities, resulting in a material income tax charge in the period we complete all significant actions necessary to revoke our REIT election, currently anticipated to occur in the first quarter of 2021.  We have not yet completed our estimate of such charge. We will continue to operate as a REIT for the remainder of the 2020 tax year, and existing REIT requirements and limitations, including those established by our organizational documents, will remain in place until January 1, 2021.  Our BOD also announced that we are discontinuing our quarterly dividend and prioritizing the allocation of our free cash flow to debt reduction.

During the three months ended June 30, 2020 and 2019, our financial statements reflected an income tax benefit of $1.0 million and an income tax expense of $2.0 million, respectively.  During the six months ended June 30, 2020 and 2019, our financial statements reflected an income tax expense of $2.8 million and $4.5 million, respectively.  Our effective tax rate was 4.8% and 4.4% during the six months ended June 30, 2020 and 2019, respectively. The income tax benefit in the second quarter of 2020 reflected an operating loss in one of our TRSs caused primarily by lower occupancy levels at several facilities resulting from COVID-19. Income tax expense during the six months ended June 30, 2020 included $3.1 million, recorded in the first quarter of 2020, that had been deferred during the construction period of our Lansing Correctional Facility, which was owned by a TRS of ours until it converted to a qualified REIT subsidiary, or QRS, upon completion of construction in the first quarter of 2020.  Because ownership of this facility reverts to the state of Kansas upon expiration of the twenty-year lease, the construction and subsequent lease of the facility to the State was a deemed sale for federal and state income tax purposes.  The gain on sale was reported as a deferred tax asset based on the percentage of completion method over the construction period.  This deferred tax asset was revalued to zero upon conversion of the TRS to a QRS.

LIQUIDITY AND CAPITAL RESOURCES

Our principal capital requirements are for working capital, stockholder distributions, capital expenditures, and debt service payments.  Capital requirements may also include cash expenditures associated with our outstanding commitments and contingencies, as further discussed in the notes to our financial statements.  Additionally, our capital expenditures may include M&A activities that will enable us to further expand our network of residential reentry centers and acquire other businesses that provide complementary services. We will continue to pursue opportunities to help our government partners meet their infrastructure needs, primarily through the development and redevelopment of criminal justice sector assets that we believe have favorable investment returns, diversify our cash flows, and increase value to our stockholders.  We will also respond to customer demand and may develop or expand correctional and detention facilities when we believe potential long-term returns justify the capital deployment.

To maintain our qualification as a REIT, we generally are required to distribute annually to our stockholders at least 90% of our REIT taxable income (determined without regard to the dividends paid deduction and excluding net capital gains). Our REIT taxable income will not typically include income earned by our TRSs except to the extent our TRSs pay dividends to the REIT.  Our BOD declared a quarterly dividend of $0.44 for the first quarter of 2020 totaling $53.4 million. On August 5, 2020, our BOD announced that we are discontinuing our quarterly dividend and prioritizing the allocation of our free cash flow to debt reduction. The amount, timing and frequency of future distributions will be at the sole discretion of our BOD and will be declared based upon various factors, many of which are beyond our control, including our financial condition and operating cash flows, the amount required to maintain qualification and taxation as a REIT for years we elected to be taxed as a REIT and to reduce any income and excise taxes that we otherwise would be required to pay, limitations on distributions in our existing and future debt instruments, limitations on our ability to fund distributions using cash generated through our TRSs, alternative growth opportunities that require capital deployment, and other factors that our BOD may deem relevant.

On June 17, 2020, we announced that our BOD was evaluating corporate structure and capital allocation alternatives.  Concurrently, our BOD suspended our quarterly dividend while we assessed how best to use our free cash flow to build shareholder value, maintain service excellence, and offer and implement unique solutions for our government partners and the communities in which we serve.  On August 5, 2020, we announced that our BOD concluded its analysis and unanimously approved a plan to revoke our REIT election and become a taxable C Corporation, effective January 1, 2021.  Additionally, our BOD voted unanimously to discontinue the quarterly dividend and prioritize allocating our free cash flow to reduce debt levels.  As a result, we will no longer be required to operate under REIT rules, including the requirement to distribute at least 90% of our taxable income to our stockholders, which will provide us with greater flexibility to use our free cash flow.  Beginning January 1, 2021, we will be subject to federal and state income taxes on our taxable income at applicable tax rates, and will no longer be entitled to a tax deduction for dividends paid.  However, we believe this conversion will improve our overall credit profile and lower our cost of capital. Following our first priority of debt reduction, we expect to allocate a substantial portion of our free cash flow to returning capital to shareholders and pursue attractive growth opportunities. This conversion will also provide us with significantly more liquidity, which will enable us to reduce our reliance on the capital markets and reduce the size of our Second Amended and Restated Credit Agreement, or Bank Credit Agreement, in the future.

In March 2020, the World Health Organization declared the outbreak of COVID-19 as a pandemic, which continues to spread throughout the United States. As a result, in the first quarter of 2020, the federal government decided to deny entry at the United States southern border to asylum-seekers and anyone crossing the southern border without proper documentation or authority in an effort to contain the spread of COVID-19. This action has resulted in the reduction in the number of people being apprehended and detained by ICE.  Further, disruptions to the criminal justice system have also contributed to a reduction in the number of USMS offender populations, as the number of courts in session and prosecutions have declined.  We currently expect the federal government’s policy of denying entry at the United States southern border to asylum-seekers and anyone crossing the southern border without proper documentation or authority, as well as the disruptions in the criminal justice system, to persist until a widely accepted treatment and/or vaccine for COVID-19 is available.  In addition, many state and local government agencies have released, may be considering releasing, or may be experiencing pressure to release, certain inmates and detainees to help ensure social distancing within their facilities and prevent excessive interactions among inmate populations.  A protracted denial in southern border entries of asylum-seekers and undocumented immigrants, or continued disruptions in the criminal justice system could have a material effect on our financial position, results of operations and cash flows.  As a precautionary measure to ensure that we have sufficient liquidity for the pandemic with uncertain consequences and duration, we partially drew our revolving credit facility in the first quarter of 2020. As a result of uncertainties in the near-term outlook for the business caused by COVID-19, we are monitoring and reducing discretionary spending (except to help ensure the safety of our employees and residents entrusted to our care), reviewing capital projects to ensure we are only spending on projects that are deemed essential in the current environment, and limiting travel and other operating expenses.

As of June 30, 2020, we had cash on hand of $363.8 million, and $154.2 million available under our revolving credit facility.  During the six months ended June 30, 2020 and 2019, we generated $174.3 million and $166.6 million, respectively, in cash through operating activities.  Despite COVID-19, our cash generated by operating activities remains strong, amounting to $98.9 million during the second quarter of 2020 compared with $75.4 million during the first quarter of 2020, and compared with $88.8 million during the second quarter of 2019.  We currently expect to be able to meet our cash expenditure requirements for the next year utilizing cash on hand and availability under our revolving credit facility. Some banks that are party to our Bank Credit Agreement have announced that they do not expect to continue to provide credit or financial services to private entities that operate correctional and detention facilities, including CoreCivic.  These banks are legally obligated to honor their commitments under our Bank Credit Agreement, which expires in April 2023.  We can provide no assurance that additional banks that are party to our Bank Credit Agreement will not make similar decisions, or that new banks will be willing to become party to our Bank Credit Agreement.  As previously mentioned, upon our planned revocation of our REIT election, we believe we will not be as reliant on the revolving credit facility under the Bank Credit Agreement, as we will be able to retain our cash flows to use at our general discretion and, therefore, believe we can operate with a smaller revolving credit facility.  We have no debt maturities until October 2022, and do not currently anticipate a need to access the capital markets in the short-term.  With the revocation of our REIT election, we also intend to evaluate the sales of non-core real estate assets in our Properties segment, which would provide us with additional liquidity, and we believe could accelerate the benefits of our new capital allocation strategy.

Our cash flow is subject to the receipt of sufficient funding of and timely payment by contracting governmental entities.  If the appropriate governmental agency does not receive sufficient appropriations to cover its contractual obligations, it may terminate our contract or delay or reduce payment to us.  Delays in payment from our major customers or the termination of contracts from our major customers could have an adverse effect on our cash flow and financial condition.  Although our revenue has been negatively impacted by COVID-19, we have not experienced any unusual delays in payments from our major customers.

Debt and equity

As of June 30, 2020, we had $350.0 million principal amount of unsecured notes outstanding with a fixed stated interest rate of 4.625%, $250.0 million principal amount of unsecured notes outstanding with a fixed stated interest rate of 5.0%, and $250.0 million principal amount of unsecured notes outstanding with a fixed stated interest rate of 4.75%, or collectively, the Senior Notes.  In addition, we had $21.6 million outstanding under the Capital Commerce Note with a fixed stated interest rate of 4.5%, $159.5 million outstanding under the Kansas Notes with a fixed stated interest rate of 4.43%, $147.3 million outstanding under the SSA-Baltimore Note with a fixed stated interest rate of 4.5%, and $51.8 million outstanding under the GRES Note with a fixed stated interest rate of 4.91%. We also had $185.0 million outstanding under our Term Loan A with a variable interest rate of 1.7%, $243.8 million outstanding under our Term Loan B with a variable interest rate of 5.5%, and $631.0 million outstanding under our revolving credit facility with a variable weighted average interest rate of 1.7%.  As of June 30, 2020, our total weighted average effective interest rate was 4.0%, while our total weighted average maturity was 5.5 years.  We may also seek to issue debt or equity securities from time to time when we determine that market conditions and the opportunity to utilize the proceeds from the issuance of such securities are favorable.

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

Facility acquisitions, development, and capital expenditures

On January 2, 2020, we completed the acquisition of a portfolio of 28 properties, 24 of which the counter-party contributed to a newly formed partnership of the Company's, for total consideration of $83.2 million, excluding transaction-related expenses.  All of the properties are leased to the federal government through the GSA. We financed the acquisition with $7.7 million of cash, assumed debt of $52.2 million and the balance with the issuance of 1.3 million shares of Class A Common Interests in GRES that are convertible into cash or, at our option, shares of our common stock following a two-year holding period on a one-for-one basis, or Operating Partnership Units, using a partnership structure.  The assumed debt carries a fixed interest rate of 4.91%, with fixed monthly payments extending through November 2025, and a balloon payment of $46.2 million due at maturity.  For this acquisition, we were able to complete an accretive transaction despite what we believe is a depressed market value of our public securities, by fixing the number of Operating Partnership Units to be issued based on a negotiated share price collar between $21.00 and $25.00, or a 17% premium to the price of our common stock as of the date of the acquisition.  Creating a partnership structure provides us with another form of capital outside our traditional debt and equity securities, and is attractive to potential sellers because they may be able to defer a substantial portion of income taxes they otherwise may incur by selling their properties to another buyer.

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

Although disrupted by the COVID-19 pandemic, several of our existing federal and state partners, as well as prospective state partners, had been experiencing growth in offender populations and overcrowded conditions.  Governments are now assessing their need for correctional space in light of COVID-19, and several are considering alternative correctional capacity for their aged or inefficient infrastructure, or are seeking cost savings by utilizing the private sector.  Competing budget priorities, which will likely become more challenging because of COVID-19, often impede our customers' ability to construct new prison beds of their own or update older facilities, which we believe could result in further need for private sector prison capacity solutions in the long-term. Over the long-term, we would like to see meaningful utilization of our available capacity and better visibility from our customers into their potential future needs before we develop new prison capacity on a speculative basis. We will, however, respond to customer demand and may develop or expand correctional and detention facilities when we believe potential long-term returns justify the capital deployment.

Operating Activities

Our net cash provided by operating activities for the six months ended June 30, 2020 was $174.3 million, compared with $166.6 million for the same period in the prior year. Our net cash provided by operating activities was $98.9 million during the second quarter of 2020 compared with $75.4 million during the first quarter of 2020, and compared with $88.8 million during the second quarter of 2019.  Cash provided by operating activities represents the year to date net income plus depreciation and amortization, changes in various components of working capital, and various non-cash charges.

Investing Activities

Our net cash flow used in investing activities was $50.8 million for the six months ended June 30, 2020 and was attributable to capital expenditures for facility development and expansions of $23.5 million and $18.5 million for facility maintenance and information technology capital expenditures.  Our cash flow used in investing activities also included $8.8 million primarily attributable to the acquisition of the aforementioned portfolio of 28 properties in January 2020.  Our cash flow used in investing activities was $146.1 million for the six months ended June 30, 2019 and was attributable to payments totaling $38.6 million, including payments of $30.0 million to the state of Montana in connection with an agreement with the state of Montana to extend our ownership of the Crossroads Correctional Center for the estimated duration of its useful life, and acquisitions completed in the first six months of 2019, net of cash acquired.  Our net cash flow used in investing activities also included capital expenditures for facility development and expansions of $84.8 million and $23.5 million for facility maintenance and information technology capital expenditures.

Financing Activities

Our net cash flow provided by financing activities was $140.2 million for the six months ended June 30, 2020 and was primarily attributable to net borrowings under our revolving credit facility of $266.0 million, partially offset by dividend payments of $106.0 million and $3.6 million for the purchase and retirement of common stock that was issued in connection with equity-based compensation.  In addition, cash flow used in financing activities included $15.1 million of scheduled principal repayments under our Term Loan A, Term Loan B, and non-recourse mortgage notes.

Our net cash flow used in financing activities was $7.8 million for the six months ended June 30, 2019 and was primarily attributable to dividend payments of $104.7 million and $3.5 million for the purchase and retirement of common stock that was issued in connection with equity-based compensation.  In addition, cash flow used in financing activities included $7.4 million of contingent consideration associated with the acquisition of a business and $5.8 million of scheduled principal repayments under our Term Loan A and non-recourse mortgage notes. These payments were partially offset by $51.0 million of net borrowings under our revolving credit facility, and $62.1 million of proceeds from the quarterly borrowings of the Kansas Notes during the construction period of the Lansing Correctional Facility.

Supplemental Guarantor Information

On March 2, 2020, the SEC adopted final rules that amend and simplify the financial disclosure requirements for subsidiary issuers and guarantors of registered debt securities under Rules 3-10 and 3-16 of SEC Regulation S-X.  The new rules permit registrants to provide certain alternative financial disclosures and non-financial disclosures in lieu of separate consolidating financial statements for subsidiary issuers and guarantors of registered debt securities (which we previously included within the notes to our financial statements included in our Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q) if certain conditions are met. Although the disclosures required by the amendments do not become mandatory until January 4, 2021, voluntary early compliance is permitted.  We have elected to voluntarily comply beginning with the quarterly period ended June 30, 2020.

All of the domestic subsidiaries of CoreCivic (as the parent corporation) that guarantee the Credit Agreements have provided full and unconditional guarantees of the Senior Notes.  All of CoreCivic's subsidiaries guaranteeing the Senior Notes are 100% owned direct or indirect subsidiaries of CoreCivic; and the subsidiary guarantees are full and unconditional and are joint and several obligations of the guarantors.

As of June 30, 2020, neither CoreCivic nor any of its subsidiary guarantors had any material or significant restrictions on CoreCivic's ability to obtain funds from its subsidiaries by dividend or loan or to transfer assets from such subsidiaries.

The indentures governing our Senior Notes contain certain customary covenants that, subject to certain exceptions and qualifications, restrict CoreCivic's ability to, among other things, create or permit to exist certain liens and consolidate, merge or transfer all or substantially all of CoreCivic's assets.  In addition, if CoreCivic experiences specific kinds of changes in control, CoreCivic must offer to repurchase all or a portion of the Senior Notes.  The offer price for the Senior Notes in connection with a change in control would be 101% of the aggregate principal amount of the notes repurchased plus accrued and unpaid interest and liquidated damages, if any, on the notes repurchased to the date of purchase.

The following tables present summarized information for CoreCivic and the subsidiary guarantors, on a combined basis after elimination of (i) intercompany transactions and balances among CoreCivic and the subsidiary guarantors and (ii) equity in earnings from, and any investments in, any subsidiary that is a non-guarantor (in thousands).

	June 30, 2020	December 31, 2019
Current assets	$656,863	$402,983
Real estate and related assets	2,678,663	2,738,347
Other assets	222,312	241,823
Total non-current assets	2,900,975	2,980,170
Current liabilities	180,719	258,834
Long-term debt, net	1,882,441	1,629,427
Other liabilities	109,872	118,048
Total long-term liabilities	1,992,313	1,747,475

	For the Six Months Ended June 30, 2020	For the Twelve Months Ended December 31, 2019
Revenues	$945,793	$1,957,143
Operating expenses	709,180	1,413,627
Other expenses	143,875	268,590
Total expenses	853,055	1,682,217
Operating income	92,738	274,926
Net income	56,578	189,357
Net income attributable to common stockholders	56,578	189,357

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

Our reconciliation of net income to FFO and Normalized FFO for the three and six months ended June 30, 2020 and 2019 is as follows (in thousands):

	For the Three Months Ended June 30,
FUNDS FROM OPERATIONS:	2020	2019
Net income	$22,186	$48,578
Depreciation and amortization of real estate assets	28,244	26,503
Impairment of real estate assets	9,750	4,428
Gain on sale of real estate assets	(2,818)	(287)
Funds From Operations	57,362	79,222
Expenses associated with mergers and acquisitions	—	438
Expenses associated with COVID-19	8,165	—
Expenses associated with evaluation of corporate structure alternatives	347	—
Start-up expenses	—	2,687
Goodwill and other impairments	1,967	278
Normalized Funds From Operations	$67,841	$82,625

	For the Six Months Ended June 30,
FUNDS FROM OPERATIONS:	2020	2019
Net income	$55,424	$97,918
Depreciation and amortization of real estate assets	56,350	53,102
Impairment of real estate assets	10,155	4,428
Gain on sale of real estate assets	(2,818)	(287)
Funds From Operations	119,111	155,161
Expenses associated with mergers and acquisitions	338	874
Expenses associated with COVID-19	8,165	—
Expenses associated with evaluation of corporate structure alternatives	347	—
Deferred tax expense on Kansas lease structure	3,085	—
Start-up expenses	—	2,687
Goodwill and other impairments	2,098	278
Normalized Funds From Operations	$133,144	$159,000

Contractual Obligations

The following schedule summarizes our contractual cash obligations by the indicated period as of June 30, 2020 (in thousands):

	Payments Due By Year Ended December 31,
	2020 (remainder)	2021	2022	2023	2024	Thereafter	Total
Long-term debt	$17,130	$40,047	$293,990	$1,171,170	$196,044	$571,577	$2,289,958
Interest on senior and mortgage notes	28,858	57,314	56,790	35,594	26,863	129,648	335,067
Contractual facility developments and other commitments	2,368	—	—	—	—	—	2,368
South Texas Family Residential Center	25,922	37,333	—	—	—	—	63,255
Operating leases	2,722	5,214	4,197	3,145	3,135	24,184	42,597
Total contractual cash obligations	$77,000	$139,908	$354,977	$1,209,909	$226,042	$725,409	$2,733,245

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

We had $14.8 million of letters of credit outstanding at June 30, 2020 primarily to support our requirement to repay fees and claims under our self-insured workers' compensation plan in the event we do not repay the fees and claims due in accordance with the terms of the plan.  The letters of credit are renewable annually.  We did not have any draws under these outstanding letters of credit during the six months ended June 30, 2020 or 2019.

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

Our primary market risk exposure is to changes in U.S. interest rates.  We are exposed to market risk related to our revolving credit facility, Term Loan A and Term Loan B because the interest rates on these loans are subject to fluctuations in the market.  If the interest rate for our outstanding indebtedness under the revolving credit facility, the Term Loan A, and the Term Loan B was 100 basis points higher or lower during the three and six months ended June 30, 2020, our interest expense, net of amounts capitalized, would have been increased by $2.4 million and $4.5 million, respectively, and would have been decreased by $1.0 million and $2.9 million, respectively.

As of June 30, 2020, we had outstanding $350.0 million of senior notes due 2023 with a fixed interest rate of 4.625%, $250.0 million of senior notes due 2022 with a fixed interest rate of 5.0%, and $250.0 million of senior notes due 2027 with a fixed interest rate of 4.75%. We also had $21.6 million outstanding under the Capital Commerce Note with a fixed interest rate of 4.5%, $159.5 million outstanding under the Kansas Notes with a fixed interest rate of 4.43%, $147.3 million outstanding under the SSA-Baltimore Note with a fixed interest rate of 4.5%, and $51.8 million outstanding under the GRES Note with a fixed interest rate of 4.91%.  Because the interest rates with respect to these instruments are fixed, a hypothetical 100 basis point increase or decrease in market interest rates would not have a material impact on our financial statements.

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

We may fail to realize the anticipated benefits of revoking our REIT election and becoming a taxable C Corporation, effective January 1, 2021, or those benefits may take longer to realize than expected, if at all, or may not offset the costs of revoking our REIT election and becoming a taxable C Corporation.

We believe that revoking our REIT election and becoming a taxable C Corporation will, among other things, provide us with greater flexibility to use our free cash flows as we will no longer be required to operate under the REIT rules, including the requirement to distribute at least 90% of our taxable income to our stockholders.  However, the amount of our free cash flows may not meet our expectations, which may reduce, or eliminate, the anticipated benefits of the transition from a REIT to a taxable C Corporation.  For example, if our cash flows do not meet our expectations, our ability to implement our new capital allocation strategy may be delayed, and we may not be able to reduce our debt as quickly as we desire. Moreover, there can be no assurance that the anticipated benefits of the transition from a REIT to a taxable C Corporation will offset its costs, which could be greater than we expect.  Our failure to achieve the anticipated benefits of the transition from a REIT to a taxable C Corporation at all, or in a timely manner, or a failure of any benefits realized to offset its costs, could negatively affect our business, financial condition, results of operations or the market price of our common stock.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

None.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

Exhibit Number	Description of Exhibits

10.1*	Form of Executive Time-Based Restricted Share Unit Award Agreement for the Company's 2020 Stock Incentive Plan.

10.2*	Form of Executive Performance-Based Restricted Share Unit Award Agreement for the Company's 2020 Stock Incentive Plan.

10.3*	Form of Non-Employee Director Restricted Share Unit Agreement for the Company's 2020 Stock Incentive Plan.

10.4*	Form of Non-Employee Director Restricted Share Unit Agreement with deferral provisions for the Company's 2020 Stock Incentive Plan.

22.1*	List of Guarantor Subsidiaries.

31.1*	Certification of the Company's Chief Executive Officer pursuant to Securities and Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Company's Chief Financial Officer pursuant to Securities and Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of the Company's Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the Company's Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*

The following financial information from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statements of Stockholders' Equity, and (v) the Notes to Consolidated Financial Statements. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

104*	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, formatted in Inline XBRL (included in Exhibit 101).

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CORECIVIC, INC.

Date: August 6, 2020
/s/ Damon T. Hininger
Damon T. Hininger
President and Chief Executive Officer

/s/ David M. Garfinkle
David M. Garfinkle
Executive Vice President, Chief Financial Officer, and Principal Accounting Officer