Form 10-Q
period 2020-09-30
CoreCivic, Inc.
filed 2020-11-05
CIK 1070985

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED:  SEPTEMBER 30, 2020

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

Indicate the number of shares outstanding of each class of Common Stock as of October 30, 2020:

Shares of Common Stock, $0.01 par value per share: 119,634,216 shares outstanding.

CORECIVIC, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2020

PART I – FINANCIAL INFORMATION

ITEM 1. – FINANCIAL STATEMENTS.

CORECIVIC, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED AND AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

ASSETS	September 30, 2020	December 31, 2019
Cash and cash equivalents	$282,462	$92,120
Restricted cash	11,227	26,973
Accounts receivable, net of credit loss reserve of $6,148 and $3,217, respectively	264,745	280,785
Prepaid expenses and other current assets	35,553	35,507
Total current assets	593,987	435,385
Real estate and related assets:
Property and equipment, net of accumulated depreciation of $1,554,233 and $1,510,117, respectively	2,703,475	2,700,107
Other real estate assets	230,067	238,637
Goodwill	48,569	50,537
Non-current deferred tax assets	11,583	16,058
Other assets	453,522	350,907
Total assets	$4,041,203	$3,791,631
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable and accrued expenses	$278,732	$337,462
Current portion of long-term debt	38,644	31,349
Total current liabilities	317,376	368,811
Long-term debt, net	2,043,692	1,928,023
Deferred revenue	13,741	12,469
Other liabilities	230,402	105,579
Total liabilities	2,605,211	2,414,882
Commitments and contingencies
Preferred stock – $0.01 par value; 50,000 shares authorized; none issued and outstanding at September 30, 2020 and December 31, 2019, respectively	—	—
Common stock – $0.01 par value; 300,000 shares authorized; 119,634 and 119,096 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	1,196	1,191
Additional paid-in capital	1,831,241	1,821,810
Accumulated deficit	(419,716)	(446,252)
Total stockholders' equity	1,412,721	1,376,749
Non-controlling interest – operating partnership	23,271	—
Total equity	1,435,992	1,376,749
Total liabilities and equity	$4,041,203	$3,791,631

The accompanying notes are an integral part of these consolidated financial statements.

CORECIVIC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED AND AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
REVENUES	$468,266	$508,522	$1,432,008	$1,482,880
EXPENSES:
Operating	347,927	368,735	1,063,169	1,060,246
General and administrative	35,883	32,038	97,307	94,847
Depreciation and amortization	37,865	36,654	114,436	107,768
Contingent consideration for acquisition of businesses	620	—	620	—
Asset impairments	805	—	13,058	4,706
	423,100	437,427	1,288,590	1,267,567
OPERATING INCOME	45,166	71,095	143,418	215,313
OTHER (INCOME) EXPENSE:
Interest expense, net	20,193	20,975	63,727	63,073
Other (income) expense	(2,113)	(360)	(5,633)	(614)
	18,080	20,615	58,094	62,459
INCOME BEFORE INCOME TAXES	27,086	50,480	85,324	152,854
Income tax expense	(369)	(1,486)	(3,183)	(5,942)
NET INCOME	26,717	48,994	82,141	146,912
Net income attributable to non-controlling interest	—	—	(1,181)	—
NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$26,717	$48,994	$80,960	$146,912
BASIC EARNINGS PER SHARE	$0.22	$0.41	$0.68	$1.23
DILUTED EARNINGS PER SHARE	$0.22	$0.41	$0.68	$1.23

The accompanying notes are an integral part of these consolidated financial statements.

CORECIVIC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED AND AMOUNTS IN THOUSANDS)

	For the Nine Months Ended September 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$82,141	$146,912
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	114,436	107,768
Asset impairments	13,058	4,706
Amortization of debt issuance costs and other non-cash interest	4,136	2,566
Deferred income taxes	4,475	(4,004)
Non-cash revenue and other income	(7,673)	(8,594)
Non-cash equity compensation	13,011	12,715
Other expenses and non-cash items	5,706	9,135
Changes in assets and liabilities, net:
Accounts receivable, prepaid expenses and other assets	15,179	(8,014)
Accounts payable, accrued expenses and other liabilities	36,519	41,110
Income taxes payable	525	(228)
Net cash provided by operating activities	281,513	304,072
CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for facility development and expansions	(26,566)	(122,078)
Expenditures for other capital improvements	(33,545)	(35,635)
Acquisitions, net of cash acquired	(8,849)	(39,290)
Proceeds from sale of assets	13,321	4,291
Increase in other assets	(7,751)	(5,342)
Net cash used in investing activities	(63,390)	(198,054)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of debt and borrowings from credit facility	374,000	428,564
Scheduled principal repayments	(23,669)	(9,937)
Principal repayments of credit facility	(283,000)	(358,000)
Payment of debt issuance and other refinancing and related costs	(903)	(115)
Payment of lease obligations for financing leases	(407)	(403)
Contingent consideration for acquisition of businesses	—	(7,398)
Dividends paid	(105,973)	(157,133)
Purchase and retirement of common stock	(3,575)	(3,530)
Proceeds from exercise of stock options	—	875
Net cash used in financing activities	(43,527)	(107,077)
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	174,596	(1,059)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of period	119,093	74,137
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of period	$293,689	$73,078
NON-CASH INVESTING AND FINANCING ACTIVITIES
Debt assumed on acquisition of property portfolio	$52,217	$—
Establishment of right of use assets and lease liabilities	$116,092	$104,720
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest (net of amounts capitalized of $0.5 million and $4.3 million in 2020 and 2019, respectively)	$56,430	$47,937
Income taxes paid	$1,252	$12,253

The accompanying notes are an integral part of these consolidated financial statements.

CORECIVIC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

FOR THE QUARTERLY PERIODS ENDED SEPTEMBER 30, 2020

(UNAUDITED AND AMOUNTS IN THOUSANDS)

	Stockholders' Equity					Non-controlling
			Additional		Total	Interest -
	Common Stock		Paid-in	Accumulated	Stockholders'	Operating	Total
	Shares	Par Value	Capital	Deficit	Equity	Partnership	Equity
Balance as of December 31, 2019	119,096	$1,191	$1,821,810	$(446,252)	$1,376,749	$—	$1,376,749
Net income	—	—	—	32,057	32,057	1,181	33,238
Retirement of common stock	(207)	(2)	(3,558)	—	(3,560)	—	(3,560)
Dividends declared on common stock ($0.44 per share)	—	—	—	(53,415)	(53,415)	—	(53,415)
Restricted stock compensation, net of forfeitures	—	—	4,610	—	4,610	—	4,610
Restricted stock grants	740	7	(7)	—	—	—	—
Cumulative effect of adoption of new accounting standard	—	—	—	(1,036)	(1,036)	—	(1,036)
Contributions to operating partnership	—	—	—	—	—	23,271	23,271
Distributions to non-controlling interest	—	—	—	—	—	(1,181)	(1,181)
Balance as of March 31, 2020	119,629	1,196	1,822,855	(468,646)	1,355,405	23,271	1,378,676
Net income	—	—	—	22,186	22,186	—	22,186
Restricted stock compensation, net of forfeitures	—	—	4,319	—	4,319	—	4,319
Restricted stock grants	2	—	—	—	—	—	—
Balance as of June 30, 2020	119,631	1,196	1,827,174	(446,460)	1,381,910	23,271	1,405,181
Net income	—	—	—	26,717	26,717	—	26,717
Retirement of common stock	(2)	—	(15)	—	(15)	—	(15)
Reductions in dividends on RSUs	—	—	—	27	27	—	27
Restricted stock compensation, net of forfeitures	—	—	4,082	—	4,082	—	4,082
Restricted stock grants	5	—	—	—	—	—	—
Balance as of September 30, 2020	119,634	$1,196	$1,831,241	$(419,716)	$1,412,721	$23,271	$1,435,992

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

SEPTEMBER 30, 2020

1.	ORGANIZATION AND OPERATIONS

CoreCivic, Inc. (together with its subsidiaries, the "Company" or "CoreCivic") is the nation's largest owner of partnership correctional, detention, and residential reentry facilities and one of the largest prison operators in the United States.  The Company also believes it is the largest private owner of real estate used by U.S. government agencies. Through three segments, CoreCivic Safety, CoreCivic Community, and CoreCivic Properties, the Company provides a broad range of solutions to government partners that serve the public good through corrections and detention management, a network of residential reentry centers to help address America's recidivism crisis, and government real estate solutions.  As of September 30, 2020, through its CoreCivic Safety segment, the Company operated 49 correctional and detention facilities, 42 of which the Company owned, with a total design capacity of approximately 72,000 beds.  Through its CoreCivic Community segment, the Company owned and operated 27 residential reentry centers with a total design capacity of approximately 5,000 beds.  In addition, through its CoreCivic Properties segment, the Company owned 57 properties for lease to third parties and used by government agencies, totaling 3.3 million square feet.

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

CoreCivic began operating as a real estate investment trust ("REIT") effective January 1, 2013.  The Company provides services and conducts other business activities through taxable REIT subsidiaries ("TRSs"). A TRS is a subsidiary of a REIT that is subject to applicable corporate income tax and certain qualification requirements. The Company's use of TRSs permits CoreCivic to engage in certain business activities in which the REIT may not engage directly, so long as these activities are conducted in entities that elect to be treated as TRSs under the Internal Revenue Code of 1986, as amended, and enables CoreCivic to, among other things, provide correctional services at facilities it owns and at facilities owned by its government partners.  A TRS is not subject to the distribution requirements applicable to REITs so it may retain income generated by its operations for reinvestment.

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

Fair Value of Financial Instruments

To meet the reporting requirements of Accounting Standards Codification ("ASC") 825, "Financial Instruments", regarding fair value of financial instruments, CoreCivic calculates the estimated fair value of financial instruments using market interest rates, quoted market prices of similar instruments, or discounted cash flow techniques with observable Level 1 inputs for publicly traded debt and Level 2 inputs for all other financial instruments, as defined in ASC 820, "Fair Value Measurement".  At September 30, 2020 and December 31, 2019, there were no material differences between the carrying amounts and the estimated fair values of CoreCivic's financial instruments, other than as follows (in thousands):

	September 30, 2020		December 31, 2019
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Note receivable from Agecroft Prison Management, LTD	$2,918	$3,815	$2,989	$3,949
Debt	$(2,106,413)	$(2,056,929)	$(1,986,865)	$(1,964,366)

3.	GOODWILL

ASU 2017-04, "Intangibles-Goodwill and Other (Topic 350): Simplifying the Test of Goodwill Impairment", establishes accounting and reporting requirements for goodwill and other intangible assets.  Goodwill was $48.6 million and $50.5 million as of September 30, 2020 and December 31, 2019, respectively.  Of this amount, goodwill was $6.0 million and $7.9 million as of September 30, 2020 and December 31, 2019, respectively, for the Company's CoreCivic Safety segment, and was $42.6 million as of both September 30, 2020 and December 31, 2019 for its CoreCivic Community segment.  This goodwill was established in connection with multiple business combination transactions.

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

During the third quarter of 2020, the Company provided notice to the local county customers at two managed-only facilities of its intent to terminate the contracts.  The Company expects to transition operations of the 1,046-bed Silverdale Detention Center in December 2020 and transitioned operations at the 1,348-bed Metro-Davidson County Detention Facility in October 2020.  As a result of these expected contract terminations, during the second quarter of 2020, the Company recognized goodwill impairments of $2.0 million associated with these two managed-only facilities' reporting units.

The Company has continued to monitor the impact of the novel coronavirus ("COVID-19") with respect to the projections and assumptions used for its annual assessment performed in the fourth quarter of 2019. As of September 30, 2020, the Company concluded that it is more likely than not that the fair value of the reporting units exceeded their carrying values (with the exception of the impact of the contract terminations discussed above on two managed-only reporting units).

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

CoreCivic has determined that its joint venture investment in GRES represents a variable interest entity ("VIE") in accordance with ASC 810, "Consolidation".  CoreCivic has 100% voting control in GRES. Accordingly, CoreCivic concluded that it is the primary beneficiary of GRES and consolidates the VIE.  The primary beneficiary is the entity that has (i) the power to direct the activities that most significantly impact the entity's economic performance and (ii) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could be significant to the VIE. Included in property and equipment, net of accumulated depreciation, on our consolidated balance sheet as of September 30, 2020 is $81.6 million related to GRES.  The debt related to GRES at September 30, 2020 was $51.5 million, as further described in Note 5.

Financing Leasing Transactions

On January 24, 2018, CoreCivic entered into a 20-year lease agreement with the Kansas Department of Corrections ("KDOC") for a 2,432-bed correctional facility to be constructed by the Company in Lansing, Kansas.  The new facility replaces the Lansing Correctional Facility, Kansas' largest correctional complex for adult male inmates, originally constructed in 1863.  CoreCivic is responsible for facility maintenance throughout the 20-year term of the lease, at which time ownership will revert to the state of Kansas.  Construction of the facility commenced in the first quarter of 2018, and construction was completed in January 2020, at which time the lease commenced.  CoreCivic accounts for the lease with the KDOC partially as a financing receivable under ASU 2016-02, "Leases (Topic 842)", with the remaining portion of the lease payments attributable to maintenance services and capital expenditures as revenue streams under ASC 606, "Revenue from Contracts with Customers".   As of September 30, 2020, the financing receivable was $149.7 million recognized in Other Assets on the consolidated balance sheet.  Prior to commencement of the lease, the costs incurred to construct the facility were reflected as a construction receivable and, as of December 31, 2019, $137.7 million was recognized in Other Assets on the consolidated balance sheet.  The cash payments associated with the construction of the project were reported as expenditures for facility development and expansions on the consolidated statements of cash flows.

Operating Leasing Transactions

In September 2020, the term of the amended inter-governmental service agreement ("IGSA") between the city of Dilley, Texas and U.S. Immigration and Customs Enforcement ("ICE") to care for up to 2,400 individuals at the South Texas Family Residential Center, a facility the Company leases in Dilley, Texas, was extended from September 2021 to September 2026.  ICE's termination rights, which permit ICE to terminate the agreement for convenience or non-appropriation of funds, without penalty, by providing the Company with at least a 60-day notice, were unchanged under the extension.  Concurrent with the extension of the amended IGSA, the lease with the third-party lessor for the site was also extended through September 2026. Other terms of the extended lease agreement were unchanged and provide the Company with the ability to terminate the lease if ICE terminates the amended IGSA associated with the facility.  As a result of the lease modification, the Company re-measured the lease liability at the effective date of the modification, and recognized a corresponding adjustment to increase the right-of-use asset amounting to $116.0 million.

Idle Facilities

As of September 30, 2020, CoreCivic had five idled correctional facilities in the CoreCivic Safety segment that are currently available and being actively marketed as solutions to meet the needs of potential customers. The following table summarizes each of the idled facilities and their respective carrying values, excluding equipment and other assets that could generally be transferred and used at other facilities CoreCivic owns without significant cost (dollars in thousands):

			Net Carrying Values
	Design	Date	September 30,	December 31,
Facility	Capacity	Idled	2020	2019
Prairie Correctional Facility	1,600	2010	$14,277	$14,863
Huerfano County Correctional Center	752	2010	16,062	16,266
Diamondback Correctional Facility	2,160	2010	38,421	39,729
Marion Adjustment Center	826	2013	11,148	11,351
Kit Carson Correctional Center	1,488	2016	52,712	54,041
	6,826		$132,620	$136,250

As of September 30, 2020, CoreCivic also had one idled non-core facility in its Safety segment containing 240 beds with a total net book value of $3.1 million; four facilities in its Community segment, including three that became idle during 2020, containing an aggregate of 939 beds with a total net book value of $13.7 million; and three previously leased residential reentry centers in its Properties segment, containing an aggregate of 430 beds with a total net book value of $9.2 million.

CoreCivic incurred approximately $2.1 million and $1.9 million in operating expenses at these idled facilities for the period they were idle during the three months ended September 30, 2020 and 2019, respectively.   CoreCivic incurred approximately $6.1 million and $5.4 million in operating expenses at these idled facilities for the period they were idle during the nine months ended September 30, 2020 and 2019, respectively.

On April 15, 2020, CoreCivic sold an idled facility in its Community segment, containing 92 beds, for a gross sales price of $1.6 million. In anticipation of the sale, CoreCivic reported an impairment charge of $0.5 million in the first quarter of 2020 based on the realizable value resulting from the sale.  On May 26, 2020, CoreCivic sold an idled non-core facility in its Safety segment, containing 200 beds with a net book value of $0.5 million, for net proceeds of $3.3 million.  The gain on the sale of $2.8 million was recognized in the second quarter of 2020 and reflected in other income on the consolidated statement of operations.

On September 15, 2020, CoreCivic announced that it had entered into a new contract under an IGSA between the city of Cushing, Oklahoma and the U.S. Marshals Service to utilize the Company's 1,692-bed Cimarron Correctional Facility in the CoreCivic Safety segment.  The Company had previously announced its intention to idle the Cimarron facility during the third quarter of 2020, predominately due to a lower number of inmate populations from the state of Oklahoma resulting from COVID-19, combined with the consequential impact of COVID-19 on the State's budget. The new management contract commenced on September 15, 2020, and has an initial term of three years, with unlimited 24-month extension options thereafter upon mutual agreement. As of September 30, 2020, the net book value of the Cimarron facility was $73.3 million.

Also as a result of the lower resident populations from the state of Oklahoma and the impact of COVID-19, CoreCivic Community transferred the remaining resident populations at its 390-bed Tulsa Transitional Center to Oklahoma's system, idling the Tulsa facility during the third quarter of 2020. Closure of the Tulsa facility followed the closure of the 200-bed Oklahoma City Transitional Center during the second quarter of 2020, and the 289-bed Turley Residential Center in Oklahoma in 2019.  During the fourth quarter of 2020, the Federal Bureau of Prisons ("BOP") awarded a new contract to CoreCivic for residential reentry and home confinement services pursuant to a solicitation for capacity and services to be provided in the state of Oklahoma.  As a result, CoreCivic expects to reactivate the Turley Residential Center during the first quarter of 2021, and provide the BOP additional reentry services at its owned and operated Oklahoma Reentry Opportunity Center (formerly known as the Carver Transitional Center) in Oklahoma which will supplement the existing utilization by the state of Oklahoma.

CoreCivic considers the cancellation of a contract or an expiration and non-renewal of a lease agreement in its CoreCivic Properties segment as an indicator of impairment, and tested each of the idled properties for impairment when it was notified by the respective customers or tenants that they would no longer be utilizing such property.  CoreCivic evaluates on a quarterly basis market developments for the potential utilization of each of these properties in order to identify events that may cause CoreCivic to reconsider its most recent assumptions, such as the agreement to sell a property at less than its carrying value.  As a result of CoreCivic's analyses, in the second quarter of 2020, CoreCivic reported an impairment charge of $9.8 million on one of the residential reentry facilities in Oklahoma, based on its anticipated use as a commercial real estate property rather than a reentry facility.  The fair value measurement for the Oklahoma residential reentry facility was estimated using unobservable Level 3 inputs, as defined in ASC 820, using market comparable data for similar properties in the local market.

5.	DEBT

Debt outstanding as of September 30, 2020 and December 31, 2019 consisted of the following (in thousands):

	September 30,	December 31,
	2020	2019
Revolving Credit Facility maturing April 2023. Interest payable periodically at variable interest rates. The weighted average rate at September 30, 2020 and December 31, 2019 was 1.7% and 3.3%, respectively.	$456,000	$365,000
Term Loan A maturing April 2023. Interest payable periodically at variable interest rates. The rate at September 30, 2020 and December 31, 2019 was 1.6% and 3.3%, respectively. Unamortized debt issuance costs amounted to $0.1 million at both September 30, 2020 and December 31, 2019.	182,500	190,000
Term Loan B maturing December 2024. Interest payable periodically at variable interest rates. The rate at September 30, 2020 and December 31, 2019 was 5.5% and 6.3%, respectively. Unamortized debt issuance costs amounted to $4.3 million and $4.6 million at September 30, 2020 and December 31, 2019, respectively.	240,625	250,000
4.625% Senior Notes maturing May 2023. Unamortized debt issuance costs amounted to $1.6 million and $2.1 million at September 30, 2020 and December 31, 2019, respectively.	350,000	350,000
5.0% Senior Notes maturing October 2022. Unamortized debt issuance costs amounted to $1.0 million and $1.3 million at September 30, 2020 and December 31, 2019, respectively.	250,000	250,000
4.75% Senior Notes maturing October 2027. Unamortized debt issuance costs amounted to $2.8 million and $3.1 million at September 30, 2020 and December 31, 2019, respectively.	250,000	250,000
4.5% Capital Commerce Center Non-Recourse Mortgage Note maturing January 2033. Unamortized debt issuance costs amounted to $0.3 million at both September 30, 2020 and December 31, 2019.	21,258	22,209
4.43% Lansing Correctional Center Non-Recourse Mortgage Note maturing January 2040. Unamortized debt issuance costs amounted to $3.2 million and $3.3 million at September 30, 2020 and December 31, 2019, respectively.	158,570	159,522
4.5% SSA-Baltimore Non-Recourse Mortgage Note maturing February 2034. Unamortized debt issuance costs amounted to $0.2 million at both September 30, 2020 and December 31, 2019.	145,915	150,134
4.91% Government Real Estate Solutions Non-Recourse Mortgage Note maturing November 2025.	51,545	—
Total debt	2,106,413	1,986,865
Unamortized debt issuance costs	(13,452)	(14,993)
Unamortized original issue discount	(10,625)	(12,500)
Current portion of long-term debt	(38,644)	(31,349)
Long-term debt, net	$2,043,692	$1,928,023

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

Based on CoreCivic's total leverage ratio, loans under the Revolving Credit Facility during 2019 and the first nine months of 2020 were at the base rate plus a margin of 0.50% or at LIBOR plus a margin of 1.50%, and a commitment fee equal to 0.35% of the unfunded balance.  The Revolving Credit Facility also has a $50.0 million sublimit for the issuance of standby letters of credit. As of September 30, 2020, CoreCivic had $456.0 million in borrowings outstanding under the Revolving Credit Facility as well as $14.8 million in letters of credit outstanding resulting in $329.2 million available under the Revolving Credit Facility.

The Revolving Credit Facility is secured by a pledge of all of the capital stock of CoreCivic's domestic restricted subsidiaries, 65% of the capital stock of CoreCivic's foreign subsidiaries, all of CoreCivic's accounts receivable, and all of CoreCivic's deposit accounts. The Revolving Credit Facility requires CoreCivic to meet certain financial covenants, including, without limitation, a maximum total leverage ratio, a maximum secured leverage ratio, and a minimum fixed charge coverage ratio.  As of September 30, 2020, CoreCivic was in compliance with all such covenants.  In addition, the Revolving Credit Facility contains certain covenants that, among other things, limit the incurrence of additional indebtedness, payment of dividends and other customary restricted payments, permitted investments, transactions with affiliates, asset sales, mergers and consolidations, liquidations, prepayments and modifications of other indebtedness, liens and other encumbrances and other matters customarily restricted in such agreements.  In addition, the Revolving Credit Facility is subject to certain cross-default provisions with terms of CoreCivic's other unsecured indebtedness, and is subject to acceleration upon the occurrence of a change of control.

As a result of opposition to immigration policies and the association of private companies with the enforcement of such policies, some banks, including several that are currently parties to the Bank Credit Agreement, have announced that they do not expect to continue providing credit or financial services to private entities that operate correctional and detention facilities, including CoreCivic.  The banks that are currently parties to the Bank Credit Agreement are obligated to honor their commitments under the Bank Credit Agreement, which expire in April 2023.

Incremental Term Loan A. Interest rate margins under the Term Loan A are the same as the interest rate margins under the Revolving Credit Facility.  The Term Loan A also has the same collateral requirements, financial and certain other covenants, and cross-default provisions as the Revolving Credit Facility.  The Term Loan A, which is pre-payable without penalty, also has a maturity concurrent with the Revolving Credit Facility due April 2023, with scheduled quarterly principal payments through April 2023.  As of September 30, 2020, the outstanding balance of the Term Loan A was $182.5 million.

Senior Secured Term Loan B. On December 18, 2019, CoreCivic entered into a new $250.0 million Senior Secured Term Loan B ("Term Loan B" and, together with the Bank Credit Agreement, the "Credit Agreements").  The Term Loan B bears interest at a rate of LIBOR plus 4.50%, with a 1.00% LIBOR floor (or, at CoreCivic's option, a base rate plus 3.50%), and has a five-year maturity with scheduled quarterly principal payments through December 2024.  The Term Loan B is secured by a first lien on certain specified real property assets, representing a loan-to-value of no greater than 80%.  CoreCivic can prepay the Term Loan B at any time and from time to time, without premium or penalty, except that a premium of 1.0% of the amount prepaid must accompany any prepayment made prior to December 18, 2020, with the proceeds of any new or replacement tranche of term loans that are in the nature of what are commonly referred to as "B" term loans and that bear interest with an all-in yield less than the all-in yield applicable to the Term Loan B. The 1.0% prepayment premium is also payable in respect of certain repricing events occurring prior to December 18, 2020.  The Term Loan B was issued at a price of 95% of the principal amount of the Term Loan B, resulting in a discount of $12.5 million, which is amortized into interest expense over the term of the Term Loan B.   Proceeds from the issuance of the Term Loan B were used to partially fund the early redemption of $325.0 million in aggregate principal amount of 4.125% senior notes originally due 2020, transaction fees and expenses, and to provide for general corporate purposes.  CoreCivic capitalized approximately $5.1 million of costs associated with the issuance of the Term Loan B.  As of September 30, 2020, the outstanding balance of the Term Loan B was $240.6 million.

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

Non-Recourse Mortgage Notes:

Capital Commerce Center.  On January 19, 2018, CoreCivic acquired the 261,000 square-foot Capital Commerce Center, located in Tallahassee, Florida, for a purchase price of $44.7 million.  The acquisition was partially financed with a $24.5 million non-recourse mortgage note (the "Capital Commerce Note"), which is fully-secured by the Capital Commerce Center property, with an interest rate of 4.5%, maturing in January 2033.  Principal and interest on the Capital Commerce Note are payable in equal monthly payments over the 15-year term of the note. The Capital Commerce Note is pre-payable at any time with a prepayment charge, if any, equal to an amount so as to maintain the same yield on the Capital Commerce Note as if it had been carried through to its full term using Treasury instruments having a term equal to the remaining term of the Capital Commerce Note as of the prepayment date. CoreCivic capitalized approximately $0.4 million of costs associated with the Capital Commerce Note.  As of September 30, 2020, the outstanding balance of the mortgage note was $21.3 million.

Lansing Correctional Facility.  On April 20, 2018, CoreCivic of Kansas, LLC (the "Issuer"), a wholly-owned unrestricted subsidiary of the Company, priced $159.5 million in aggregate principal amount of non-recourse senior secured notes of the Issuer (the "Kansas Notes"), in a private placement pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended.  The private placement closed on June 1, 2018.  The Company used the proceeds of the private placement, which were drawn on quarterly funding dates beginning in the second quarter of 2018, to fund construction of the Lansing Correctional Facility, along with costs and expenses of the project.  The Kansas Notes have a yield to maturity of 4.43% and are scheduled to mature in January 2040, 20 years following completion of the project, which occurred in January 2020. Principal and interest on the Kansas Notes will be payable in quarterly payments beginning in July 2020 until maturity. CoreCivic may redeem all or part of the Kansas Notes at any time upon written notice of not less than 30 days and not more than 60 days prior to the date fixed for such prepayment, with a "make-whole" amount, together with interest on the Kansas Notes accrued to, but not including, the redemption date. CoreCivic capitalized approximately $3.4 million of costs associated with the private placement. Because the Issuer has been designated as an unrestricted subsidiary of the Company under terms of the Company's Credit Agreements, the issuance and service of the Kansas Notes, and the revenues and expenses associated with the facility lease, do not impact the financial covenants associated with the Company's Credit Agreements.  As of September 30, 2020, the outstanding balance of the Kansas Notes was $158.6 million.

SSA-Baltimore.  On August 23, 2018, CoreCivic acquired the 541,000 square-foot SSA-Baltimore office building for a purchase price of $242.0 million.  In connection with the acquisition, a wholly-owned unrestricted subsidiary of the Company assumed $157.3 million of in-place financing that was used to fund the initial construction of the property in 2014.  The assumed non-recourse mortgage note (the "SSA-Baltimore Note") carries a fixed interest rate of 4.5% and requires monthly principal and interest payments, with a balloon payment of $40.0 million due at maturity in February 2034. The SSA-Baltimore Note is fully-secured by the SSA-Baltimore property.  CoreCivic may pre-pay the SSA-Baltimore Note in whole or in part upon not less than 30 days' and not more than 60 days' prior written notice and such pre-payment shall include a "make-whole" amount.  During the last 90 days of the permanent loan term and upon 30 days' prior written notice, CoreCivic may prepay the note in full, including any accrued and outstanding interest on any permanent loan payment date, without the payment of the "make-whole" amount.  CoreCivic capitalized approximately $0.2 million of costs associated with the assumption of the SSA-Baltimore Note.  As of September 30, 2020, the outstanding balance of the SSA-Baltimore Note was $145.9 million.

Government Real Estate Solutions.  As previously described herein, on January 2, 2020, CoreCivic acquired a portfolio of 28 properties, 24 of which the counter-party contributed to a newly formed partnership of the Company's, for total consideration of $83.2 million.  In connection with the acquisition, a wholly-owned subsidiary of GRES assumed $52.2 million of in-place financing.  The assumed non-recourse mortgage note (the "GRES Note") carries a fixed interest rate of 4.91% and requires monthly principal and interest payments, with a balloon payment of $46.2 million due at maturity in November 2025.  The GRES Note continues to be fully-secured by the same 24 properties originally pledged as collateral at the time the debt was issued.  Generally, a prepayment of the GRES Note is not permitted, except during the last three months prior to maturity of the note.  As of September 30, 2020, the outstanding balance of the GRES Note was $51.5 million.

CoreCivic may also seek to issue additional debt or equity securities from time to time when the Company determines that market conditions and the opportunity to utilize the proceeds from the issuance of such securities are favorable.

Debt Maturities.  Scheduled principal payments as of September 30, 2020 for the remainder of 2020, the next five years, and thereafter were as follows (in thousands):

2020 (remainder)	$8,585
2021	40,047
2022	293,990
2023	996,170
2024	196,044
2025	61,730
Thereafter	509,847
Total debt	$2,106,413

6.	STOCKHOLDERS' EQUITY

Dividends on Common Stock

During 2019 and the first quarter of 2020, CoreCivic's BOD declared the following quarterly dividends on its common stock:

Declaration Date	Record Date	Payable Date	Per Share
February 21, 2019	April 1, 2019	April 15, 2019	$0.44
May 16, 2019	July 1, 2019	July 16, 2019	$0.44
August 15, 2019	October 1, 2019	October 15, 2019	$0.44
December 12, 2019	January 6, 2020	January 15, 2020	$0.44
February 20, 2020	April 1, 2020	April 15, 2020	$0.44

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

Stock Options

Since 2012, CoreCivic has elected not to issue stock options to its non-employee directors, officers, and executive officers as it had in prior years, and instead elected to issue all of its equity compensation in the form of restricted common stock units ("RSUs"), as described hereafter.  All outstanding stock options were fully vested as of December 31, 2016.  As of September 30, 2020, options to purchase 0.5 million shares of common stock were outstanding with a weighted average exercise price of $22.13 per share.

Restricted Stock Units

During the first nine months of 2020, CoreCivic issued approximately 1.2 million RSUs to certain of its employees and non-employee directors, with an aggregate value of $20.9 million, including 1.1 million RSUs to employees and non-employee directors whose compensation is charged to general and administrative expense and 0.1 million RSUs to employees whose compensation is charged to operating expense.  During 2019, CoreCivic issued approximately 0.9 million RSUs to certain of its employees and non-employee directors, with an aggregate value of $20.1 million, including 0.8 million RSUs to employees and non-employee directors whose compensation is charged to general and administrative expense and 0.1 million RSUs to employees whose compensation is charged to operating expense.

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

During the three months ended September 30, 2020, CoreCivic expensed $4.1 million, net of forfeitures, relating to RSUs ($0.4 million of which was recorded in operating expenses and $3.7 million of which was recorded in general and administrative expenses).  During the three months ended September 30, 2019, CoreCivic expensed $4.6 million, net of forfeitures, relating to RSUs ($0.4 million of which was recorded in operating expenses and $4.2 million of which was recorded in general and administrative expenses).

During the nine months ended September 30, 2020, CoreCivic expensed $13.0 million, net of forfeitures, relating to RSUs ($1.3 million of which was recorded in operating expenses and $11.7 million of which was recorded in general and administrative expenses). During the nine months ended September 30, 2019, CoreCivic expensed $12.7 million, net of forfeitures, relating to RSUs ($1.4 million of which was recorded in operating expenses and $11.3 million of which was recorded in general and administrative expenses).  As of September 30, 2020, approximately 2.0 million RSUs remained outstanding and subject to vesting.
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

A reconciliation of the numerator and denominator of the basic earnings per share computation to the numerator and denominator of the diluted earnings per share computation is as follows (in thousands, except per share data):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
NUMERATOR
Basic:
Net income attributable to common stockholders	$26,717	$48,994	$80,960	$146,912
Diluted:
Net income attributable to common stockholders	$26,717	$48,994	$80,960	$146,912
Net income attributable to non-controlling interest	—	—	1,181	—
Diluted net income attributable to common stockholders	$26,717	$48,994	$82,141	$146,912
DENOMINATOR
Basic:
Weighted average common shares outstanding	119,632	119,096	119,533	119,028
Diluted:
Weighted average common shares outstanding	119,632	119,096	119,533	119,028
Effect of dilutive securities:
Stock options	—	3	—	30
Restricted stock-based awards	6	90	25	104
Non-controlling interest – Operating Partnership Units	1,342	—	1,342	—
Weighted average shares and assumed conversions	120,980	119,189	120,900	119,162
BASIC EARNINGS PER SHARE	$0.22	$0.41	$0.68	$1.23
DILUTED EARNINGS PER SHARE	$0.22	$0.41	$0.68	$1.23

Approximately 0.5 million stock options were excluded from the computation of diluted earnings per share for each of the three months ended September 30, 2020 and 2019, because they were anti-dilutive.  Approximately 0.5 million and 0.4 million stock options were excluded from the computation of diluted earnings per share for the nine months ended September 30, 2020 and 2019, respectively, because they were anti-dilutive.
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

CoreCivic was named as a defendant in the lawsuits detailed below.  Due to the stage of these proceedings, the Company cannot reasonably predict the outcome, nor can it estimate the amount of loss or range of loss, if any, that may result.  As a result, the Company has not recorded an accrual relating to these matters at this time, as losses are not considered probable or reasonably estimable at this stage of these lawsuits. CoreCivic records a liability in the consolidated financial statements for loss contingencies when a loss is known or considered probable, and the amount can be reasonably estimated.  If the reasonable estimate of a known or probable loss is a range, and no amount within the range is a better estimate than any other, the minimum amount of the range is accrued.  If a loss is reasonably possible but not known or probable, and can be reasonably estimated, the estimated loss or range of loss is disclosed.  When determining the estimated loss or range of loss, significant judgment is required to estimate the amount and timing of a loss to be recorded.  Any receivable for insurance recoveries is recorded separately from the corresponding litigation reserve, and only if recovery is determined to be probable and the amount of payment can be determined.  CoreCivic does not accrue for anticipated legal fees and costs but expenses those items as incurred.

ICE Detainee Labor and Related Matters.

On May 31, 2017, two former ICE detainees, who were detained at the Company's Otay Mesa Detention Center (“OMDC”) in San Diego, California, filed a class action against the Company in the United States District Court for the Southern District of California. The complaint alleged that the Company forces detainees to perform labor under threat of punishment in violation of state and federal anti-trafficking laws and that OMDC’s Voluntary Work Program (“VWP”) violates state labor laws including state minimum wage law. ICE requires that CoreCivic offer and operate the VWP in conformance with ICE standards and ICE prescribes the minimum rate of pay for VWP participants. The Plaintiffs seek compensatory damages, exemplary damages, restitution, penalties, and interest as well as declaratory and injunctive relief on behalf of former and current detainees. On April 1, 2020, the district court certified a nationwide anti-trafficking claims class of former and current detainees at all CoreCivic ICE detention facilities. It also certified a state law class of former and current detainees at the Company’s ICE detention facilities in California. The court did not certify any claims for injunctive or declaratory relief. Since this case was initially filed, three similar lawsuits have been filed in other courts in California, Texas and Georgia. The Company disputes these allegations and intends to take all necessary steps to vigorously defend itself against all claims.

Shareholder Litigation.

In a memorandum to the BOP dated August 18, 2016, the Department of Justice ("DOJ") directed that, as each contract with privately operated prisons reaches the end of its term, the BOP should either decline to renew that contract or substantially reduce its scope in a manner consistent with law and the overall decline of the BOP's inmate population.  In addition to the decline in the BOP's inmate population, the DOJ memorandum cites purported operational, programming, and cost efficiency factors as reasons for the DOJ directive.  On February 21, 2017, the newly appointed U.S. Attorney General issued a memorandum rescinding the DOJ's prior directive stating the memorandum changed long-standing policy and practice and impaired the BOP's ability to meet the future needs of the federal correctional system.

Following the release of the August 18, 2016 DOJ memorandum, a purported securities class action lawsuit was filed on August 23, 2016 against the Company and certain of its current and former officers in the United States District Court for the Middle District of Tennessee (the "District Court"), captioned Grae v. Corrections Corporation of America et al., Case No. 3:16-cv-02267.  The lawsuit is brought on behalf of a putative class of shareholders who purchased or acquired the Company's securities between February 27, 2012 and August 17, 2016. The Plaintiffs seek compensatory damages and costs incurred in connection with the lawsuit.  In general, the lawsuit alleges that, during this timeframe, the Company's public statements were false and/or misleading regarding the purported operational, programming, and cost efficiency factors cited in the DOJ memorandum and, as a result, the Company's stock price was artificially inflated.  The lawsuit alleges that the publication of the DOJ memorandum on August 18, 2016 revealed the alleged fraud, causing the per share price of the Company's stock to decline, thereby causing harm to the putative class of shareholders.

On December 18, 2017, the District Court denied the Company's motion to dismiss. On March 26, 2019, the District Court certified the class proposed by the plaintiff.  The United States Court of Appeals for the Sixth Circuit denied the Company's appeal of the class certification order on August 23, 2019.  The case is currently in the discovery phase of litigation.  A trial before United States District Judge Aleta Trauger is scheduled for May 2021 in the Middle District of Tennessee.  CoreCivic believes the lawsuit is entirely without merit and intends to vigorously defend against it.
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

CoreCivic recorded income tax expense of $0.4 million and $1.5 million for the three months ended September 30, 2020 and 2019, respectively.  CoreCivic recorded income tax expense of $3.2 million and $5.9 million for the nine months ended September 30, 2020 and 2019, respectively.  Income tax expense during the nine months ended September 30, 2020 included $3.1 million, recorded in the first quarter of 2020, that had been deferred during the construction period of the Lansing Correctional Facility, which was owned by a TRS of the Company's until it converted to a qualified REIT subsidiary ("QRS") upon completion of construction in the first quarter of 2020.  Because ownership of this facility reverts to the state of Kansas upon expiration of the twenty-year lease, the construction and subsequent lease of the facility to the State was a deemed sale for federal and state income tax purposes.  The gain on sale was reported as a deferred tax asset based on the percentage of completion method over the construction period.  This deferred tax asset was revalued to zero upon conversion of the TRS to a QRS.

On March 27, 2020, President Trump signed into law the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”). The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferral of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. While CoreCivic is still assessing the impact of the legislation, the Company does not currently expect there to be a material impact to its consolidated financial statements.  However, the accelerated depreciation methods for qualified improvement property are expected to significantly reduce the Company's taxable income and, therefore, its distribution requirement as a REIT for 2020.  Additionally, as of September 30, 2020, the Company has deferred payment of $19.6 million of employer-side social security payments, and expects to continue to defer such payments through December 31, 2020.  Half of these deferrals will be due December 31, 2021, with the other half due December 31, 2022.

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

CoreCivic had no liabilities recorded for uncertain tax positions as of September 30, 2020 and December 31, 2019.  CoreCivic recognizes interest and penalties related to unrecognized tax positions in income tax expense. CoreCivic does not currently anticipate that the total amount of unrecognized tax positions will significantly change in the next twelve months.

In October 2019, the Company received notification that the Internal Revenue Service ("IRS") intended to commence an audit of the federal income tax return of the Company's REIT for the year ended December 31, 2017.  The IRS is in the process of such audit, which has included audit procedures related to the Company's TRSs for the same year.  Audit outcomes and the timing of any settlements of asserted income tax liabilities, if any, are subject to significant uncertainty.  The generally applicable statute of limitations for assessments of United States federal income taxes remains open for tax years 2016 to present.
10.	SEGMENT REPORTING

As of September 30, 2020, CoreCivic operated 49 correctional and detention facilities, 42 of which the Company owned.  In addition, CoreCivic owned and operated 27 residential reentry centers and owned 57 properties for lease to third parties.  Management views CoreCivic's operating results in three operating segments, CoreCivic Safety, CoreCivic Community, and CoreCivic Properties.  CoreCivic Safety includes the operating results of those correctional and detention facilities placed into service that were owned, or controlled via a long-term lease, and managed by CoreCivic, as well as those correctional and detention facilities owned by a third party and managed by CoreCivic.  CoreCivic Safety also includes the operating results of TransCor America, LLC, a subsidiary of the Company that provides transportation services to governmental agencies.  CoreCivic Community includes the operating results of those residential reentry centers placed into service that were owned, or controlled via a long-term lease, and managed by CoreCivic.  CoreCivic Community also includes the operating results of the Company's electronic monitoring and case management services. CoreCivic Properties includes the operating results of those properties leased to third parties.  The operating performance of the three segments can be measured based on their net operating income.  CoreCivic defines facility net operating income as a facility's revenues less operating expenses.

The revenue and net operating income for each of the three segments and a reconciliation to CoreCivic's operating income is as follows for the three and nine months ended September 30, 2020 and 2019 (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue:
Safety	$420,032	$457,817	$1,281,914	$1,332,545
Community	24,067	30,848	80,670	92,120
Properties	24,134	19,828	69,296	58,083
Total segment revenue	468,233	508,493	1,431,880	1,482,748
Operating expenses:
Safety	319,335	338,116	973,811	971,706
Community	21,095	24,168	67,745	70,750
Properties	7,411	6,230	21,271	17,377
Total segment operating expenses	347,841	368,514	1,062,827	1,059,833
Facility net operating income:
Safety	100,697	119,701	308,103	360,839
Community	2,972	6,680	12,925	21,370
Properties	16,723	13,598	48,025	40,706
Total facility net operating income	120,392	139,979	369,053	422,915
Other revenue (expense):
Other revenue	33	29	128	132
Other operating expense	(86)	(221)	(342)	(413)
General and administrative	(35,883)	(32,038)	(97,307)	(94,847)
Depreciation and amortization	(37,865)	(36,654)	(114,436)	(107,768)
Contingent consideration for acquisition of businesses	(620)	—	(620)	—
Asset impairments	(805)	—	(13,058)	(4,706)
Operating income	$45,166	$71,095	$143,418	$215,313

The following table summarizes capital expenditures including accrued amounts for the three and nine months ended September 30, 2020 and 2019 (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Capital expenditures:
Safety	$11,856	$19,088	$25,261	$58,015
Community	515	657	1,553	3,381
Properties	3,177	20,235	102,446	80,329
Corporate and other	1,239	4,878	4,859	13,049
Total capital expenditures	$16,787	$44,858	$134,119	$154,774

The total assets are as follows (in thousands):

	September 30, 2020	December 31, 2019
Assets:
Safety	$2,593,986	$2,606,127
Community	250,022	275,882
Properties	784,397	682,249
Corporate and other	412,798	227,373
Total Assets	$4,041,203	$3,791,631

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

This Quarterly Report contains statements as to our beliefs and expectations of the outcome of future events that are forward-looking statements as defined within the meaning of the Private Securities Litigation Reform Act of 1995, as amended.  All statements other than statements of current or historical fact contained herein, including statements regarding our future financial position, business strategy, budgets, projected costs and plans, and objectives of management for future operations, are forward-looking statements.  The words "anticipate," "believe," "continue," "could," "estimate," "expect," "intend," "may," "plan," "projects," "will," and similar expressions, as they relate to us, are intended to identify forward-looking statements.  These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from the statements made.  These include, but are not limited to, the risks and uncertainties associated with:

•

changes in government policy, legislation and regulations that affect utilization of the private sector for corrections, detention, and residential reentry services, in general, or our business, in particular, including, but not limited to, the continued utilization of the South Texas Family Residential Center by U.S. Immigration and Customs Enforcement, or ICE, under terms of the current contract, and the impact of any changes to immigration reform and sentencing laws (we do not, under longstanding policy, lobby for or against policies or legislation that would determine the basis for, or duration of, an individual's incarceration or detention);

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

•

whether revoking our real estate investment trust, or REIT, election and our revised capital allocation strategy can be implemented in a cost effective manner that provides the expected benefits, including facilitating our planned debt reduction initiative and planned return of capital to shareholders;

•	our ability to identify and consummate the sale of certain non-core assets at attractive prices;
•

our ability to successfully identify and consummate future development and acquisition opportunities and our ability to successfully integrate the operations of our completed acquisitions and realize projected returns resulting therefrom;

•	our ability, following the revocation of our REIT election, to identify and initiate service opportunities that were unavailable under the REIT structure;
•	our ability to meet and maintain qualification for taxation as a REIT for the years the Company elected REIT status; and
•	the availability of debt and equity financing on terms that are favorable to us, or at all.

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

We are the nation's largest owner of partnership correctional, detention, and residential reentry facilities and one of the largest prison operators in the United States.  We also believe we are the largest private owner of real estate used by U.S. government agencies.  As of September 30, 2020, through our CoreCivic Safety segment, we operated 49 correctional and detention facilities, 42 of which we owned, with a total design capacity of approximately 72,000 beds. Through our CoreCivic Community segment, we owned and operated 27 residential reentry centers with a total design capacity of approximately 5,000 beds.  In addition, through our CoreCivic Properties segment, we owned 57 properties for lease to third parties and used by government agencies, totaling 3.3 million square feet.

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

Asset impairments.  The primary risk we face for asset impairment charges, excluding goodwill, is associated with facilities we own.  As of September 30, 2020, we had $2.7 billion in property and equipment, including $132.6 million in long-lived assets, excluding equipment, at five idled CoreCivic Safety correctional facilities.  The impairment analyses we performed for each of these facilities excluded the net book value of equipment, as a substantial portion of the equipment is easily transferrable to other company-owned facilities without significant cost.  The carrying values of the five idled correctional facilities as of September 30, 2020 were as follows (in thousands):

Prairie Correctional Facility	$14,277
Huerfano County Correctional Center	16,062
Diamondback Correctional Facility	38,421
Marion Adjustment Center	11,148
Kit Carson Correctional Center	52,712
$132,620

As of September 30, 2020, we also had one idled non-core facility in our Safety segment containing 240 beds with a total net book value of $3.1 million; four facilities in our Community segment, including three that became idle during 2020, containing an aggregate of 939 beds with a total net book value of $13.7 million; and three previously leased residential reentry centers in our Properties segment containing an aggregate of 430 beds with a total net book value of $9.2 million.

We incurred operating expenses at these idled facilities of approximately $2.1 million and $1.9 million for the period they were idle during the three months ended September 30, 2020 and 2019, respectively.  We incurred operating expenses at these idled facilities of approximately $6.1 million and $5.4 million for the period they were idle during the nine months ended September 30, 2020 and 2019, respectively.

On April 15, 2020, we sold an idled facility in our Community segment, containing 92 beds, for a gross sales price of $1.6 million.  In anticipation of the sale, we reported an impairment charge of $0.5 million in the first quarter of 2020 based on the realizable value resulting from the sale. On May 26, 2020, we sold an idled non-core facility in our Safety segment, containing 200 beds with a net book value of $0.5 million at the time of the sale, for net proceeds of $3.3 million.  The gain on the sale of $2.8 million was recognized in the second quarter of 2020.

On September 15, 2020, we announced that we entered into a new contract under an inter-governmental service agreement, or IGSA, between the city of Cushing, Oklahoma and the U.S. Marshals Service, or USMS, to utilize our 1,692-bed Cimarron Correctional Facility in our CoreCivic Safety segment.  We had previously announced our intention to idle the Cimarron facility during the third quarter of 2020, predominately due to a lower number of inmate populations from the state of Oklahoma resulting from COVID-19, combined with the consequential impact of COVID-19 on the State's budget. The new management contract commenced on September 15, 2020, and has an initial term of three years, with unlimited 24-month extension options thereafter upon mutual agreement. As of September 30, 2020, the net book value of the Cimarron facility was $73.3 million.

Also as a result of the lower resident populations from the state of Oklahoma and the impact of COVID-19, we also transferred the remaining resident populations at our 390-bed Tulsa Transitional Center to Oklahoma's system, idling the Tulsa facility during the third quarter of 2020.  Closure of the Tulsa facility followed the closure of the 200-bed Oklahoma City Transitional Center during the second quarter of 2020, and the 289-bed Turley Residential Center in Oklahoma in 2019.  During the fourth quarter of 2020, the Federal Bureau of Prisons, or the BOP, awarded a new contract to us for residential reentry and home confinement services pursuant to a solicitation for capacity and services to be provided in the state of Oklahoma.  As a result, we expect to reactivate the Turley Residential Center during the first quarter of 2021, and provide the BOP additional reentry services at our owned and operated Oklahoma Reentry Opportunity Center (formerly known as the Carver Transitional Center) in Oklahoma which will supplement the existing utilization by the state of Oklahoma.

Also during the third quarter of 2020, Adams County, Colorado, notified us that, pursuant to a re-bid of the contract at the 184-bed Henderson Transitional Center, a facility in the Community segment we lease from the County, it awarded the contract to another operator.  We expect to transition operations to the other operator upon expiration of the contract in January 2021.  During the third quarter of 2020, we reported an impairment charge of $0.8 million for intangible assets associated with this contract.

We evaluate the recoverability of the carrying values of our long-lived assets, other than goodwill, when events suggest that an impairment may have occurred.  Such events primarily include, but are not limited to, the termination of a management contract, a significant decrease in populations within a facility we own that we believe will be longer than short-term, and the expiration and non-renewal of lease agreements in our CoreCivic Properties segment.

We perform the impairment analyses for each of the idle facilities as well as any other properties with indicators of impairment.  Our estimates of recoverability are initially based on projected undiscounted cash flows that are comparable to historical cash flows from management contracts or lease agreements at facilities similar to the idled facilities, including historical operations for the idled facilities when such facilities were operating. Our impairment evaluations also take into consideration our historical experience in securing new management contracts to utilize correctional facilities that had been previously idled for substantial periods of time.  Such previously idled correctional facilities are currently being operated under contracts that continue to generate cash flows resulting in the recoverability of the net book value of the previously idled facilities by material amounts. We also perform sensitivity analyses that consider reductions to such cash flows. Our sensitivity analyses include reductions in projected cash flows by as much as half of the historical cash flows generated by the respective facility as well as prolonged periods of vacancies. As a result of our analyses, in the second quarter of 2020, we reported an impairment charge of $9.8 million on one of the residential reentry facilities in Oklahoma, based on its anticipated use as a commercial real estate property rather than a reentry facility.  The fair value measurement for the Oklahoma residential reentry facility was estimated using unobservable Level 3 inputs, as defined in Accounting Standards Codification, or ASC, 820, "Fair Value Measurement," using market comparable data for similar properties in the local market.

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

We can provide no assurance that we will be able to secure agreements to utilize our idle properties, or that we will not incur impairment charges in the future. By their nature, these estimates contain uncertainties with respect to the extent and timing of the respective cash flows due to potential delays or material changes to historical terms and conditions in contracts with prospective customers that could impact the estimate of cash flows.  With respect to idle correctional facilities, we believe the long-term trends favor an increase in the utilization of our correctional facilities and management services.  This belief is based on our experience in working with governmental agencies faced with significant budgetary challenges, which is a primary contributing factor to the lack of appropriated funding over the past decade to build new bed capacity by the federal and state governments with which we partner. Due to a variety of factors, the lead time to negotiate contracts with our federal and state partners to utilize idle bed capacity at correctional facilities is generally lengthy.

Goodwill Impairments – As of September 30, 2020, we had $48.6 million of goodwill, established in connection with multiple business combination transactions.  We evaluate the carrying value of goodwill annually and whenever circumstances indicate the carrying value of goodwill may be impaired.  Under the provisions of Accounting Standards Update, or ASU, 2017-04, "Intangibles–Goodwill and Other (Topic 350): Simplifying the Test of Goodwill Impairment," we perform a qualitative assessment to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount.  If, after assessing the totality of events or circumstances, we determine it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then we perform a quantitative impairment test.  If a quantitative test is required, we perform an assessment to identify the existence of impairment and to measure the excess of a reporting unit's carrying amount over its fair value by using a combination of various common valuation techniques, including the income approach and market approach.  The income valuation approach includes certain significant assumptions impacting projected future cash flows, such as projected revenue, projected operating costs, and the weighted average cost of capital, which are affected by expectations about future market or economic conditions.  By their nature, valuation techniques are subject to considerable judgment and require estimates of future cash flows as well as other factors, which are often difficult to predict.  Estimated fair values could change if there are changes in our capital structure, cost of debt, interest rates, capital expenditure levels, operating cash flows, or market capitalization. Accordingly, we may incur goodwill impairment charges in the future.

During the third quarter of 2020, we provided notice to the local county customers at two managed-only facilities of our intent to terminate the contracts.  We expect to transition operations of the 1,046-bed Silverdale Detention Center in December of 2020 and transitioned operations at the 1,348-bed Metro-Davidson County Detention Facility in October 2020.  As a result of these expected contract terminations, during the second quarter of 2020, we recognized goodwill impairments of $2.0 million associated with these two managed-only facilities' reporting units.

We have continued to monitor the impact of COVID-19 with respect to the projections and assumptions used for our annual assessment performed in the fourth quarter of 2019. As of September 30, 2020, we concluded that it is more likely than not that the fair value of the reporting units exceeded their carrying values (with the exception of the impact of the contract terminations discussed above on two managed-only reporting units).  However, the long-term impacts of COVID-19, if any, on future cash flows are difficult to predict.  We can provide no assurance that goodwill impairments will not occur in the future as a result of the impact of COVID-19 or otherwise.  We will conduct additional impairment tests if, and when, warranted by the impact of COVID-19 on our reporting units.

Self-funded insurance reserves.  As of September 30, 2020, we had $47.1 million in accrued liabilities for employee health, workers' compensation, and automobile insurance claims.  We are significantly self-insured for employee health, workers' compensation, and automobile liability insurance claims.  As such, our insurance expense is largely dependent on claims experience and our ability to control our claims.  We have consistently accrued the estimated liability for employee health insurance claims based on our history of claims experience and the estimated time lag between the incident date and the date we pay the claims.  We have accrued the estimated liability for workers' compensation claims based on an actuarial valuation of the outstanding liabilities, discounted to the net present value of the outstanding liabilities, using a combination of actuarial methods used to project ultimate losses, and our automobile insurance claims based on estimated development factors on claims incurred. The liability for employee health, workers' compensation, and automobile insurance includes estimates for both claims incurred and for claims incurred but not reported.  These estimates could change in the future.  It is possible that future cash flows and results of operations could be materially affected by changes in our assumptions, new developments, or by the effectiveness of our strategies.

Legal reserves.  As of September 30, 2020, we had $8.9 million in accrued liabilities under the provisions of ASC Subtopic 450-20, "Loss Contingencies," related to certain claims and legal proceedings in which we are involved.  We have accrued our best estimate of the probable costs for the resolution of these claims, if estimable.  In addition, we are subject to current and potential future claims and legal proceedings for which little or no accrual has been reflected because our current assessment of the potential exposure is nominal.  These estimates have been developed in consultation with our General Counsel's office and, as appropriate, outside counsel handling these matters, and are based upon an analysis of potential results, assuming a combination of litigation and settlement strategies.  It is possible that future cash flows and results of operations could be materially affected by changes in our assumptions, new developments, or by the effectiveness of our litigation and settlement strategies.

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

	Effective	CoreCivic
	Date	Safety	Community	Properties	Total
Facilities as of December 31, 2018		51	26	27	104
Acquisition of the South Raleigh Reentry Center in North Carolina	February 2019	—	1	—	1
Acquisition of a leased property in Michigan	May 2019	—	—	1	1
Sale of a leased property in Pennsylvania	June 2019	—	—	(1)	(1)
Acquisition of certain assets of Rehabilitation Services, Inc.	December 2019	—	2	—	2
Lease of the Southeast Correctional Complex	December 2019	(1)	—	1	—
Facilities as of December 31, 2019		50	29	28	107
Acquisition of a portfolio of government- leased properties	January 2020	—	—	28	28
Commencement of the Lansing Correctional Facility lease	January 2020	—	—	1	1
Termination of contract and lease of a Colorado reentry center	January 2020	—	(1)	—	(1)
Sale of an idled residential reentry center in Arizona	April 2020	—	(1)	—	(1)
Sale of an idled non-core facility in Tennessee	May 2020	(1)	—	—	(1)
Facilities as of September 30, 2020		49	27	57	133

Three and Nine Months Ended September 30, 2020 Compared to the Three and Nine Months Ended September 30, 2019

Net income attributable to common stockholders was $26.7 million, or $0.22 per diluted share, for the three months ended September 30, 2020, compared with net income attributable to common stockholders of $49.0 million, or $0.41 per diluted share, for the three months ended September 30, 2019.  Net income attributable to common stockholders was $81.0 million, or $0.68 per diluted share, for the nine months ended September 30, 2020, compared with net income attributable to common stockholders of $146.9 million, or $1.23 per diluted share, for the nine months ended September 30, 2019.  Financial results for the three and nine months ended September 30, 2020 reflected a charge of $0.6 million for contingent consideration associated with an acquisition of a business. Financial results for the three and nine months ended September 30, 2020 also included $2.8 million and $11.0 million, respectively, of incremental expenses directly associated with COVID-19 (reflected in operating expenses), and $4.7 million and $5.0 million, respectively, of expenses associated with changes in our corporate tax structure (reflected in general and administrative expenses).  In addition, financial results for the three and nine months ended September 30, 2020 reflected several special items, including $0.8 million and $13.1 million, respectively, of asset impairments, and $2.1 million and $4.9 million, respectively, of gains on sale of assets. Financial results for the nine months ended September 30, 2020 also reflected non-recurring deferred tax expense of $3.1 million reported during the first quarter of 2020.  Financial results for the three and nine months ended September 30, 2019 included a $4.1 million gain, net of taxes, for the settlement of a contractual dispute with respect to revenues that would have been recognized during the previous several years. Financial results for the three and nine months ended September 30, 2019 also included $6.8 million and $9.5 million, respectively, of start-up expenses associated with the activation of two previously idled facilities, as further described hereafter. In addition, financial results for the nine months ended September 30, 2019 included $4.7 million of asset impairments.

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

For the three and nine months ended September 30, 2020 and 2019, our total facility net operating income was divided among these business segments as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Segment:
Safety	83.6%	85.5%	83.5%	85.3%
Community	2.5%	4.8%	3.5%	5.1%
Properties	13.9%	9.7%	13.0%	9.6%

Facility Operations

A key performance indicator we use to measure the revenue and expenses associated with the operation of the correctional, detention, and residential reentry facilities we own or manage is expressed in terms of a compensated man-day, which represents the revenue we generate and expenses we incur for one offender for one calendar day.  Revenue and expenses per compensated man-day are computed by dividing facility revenue and expenses by the total number of compensated man-days during the period.  A compensated man-day represents a calendar day for which we are paid for the occupancy of an offender. We believe the measurement is useful because we are compensated for operating and managing facilities at an offender per diem rate based upon actual or minimum guaranteed occupancy levels.  We also measure our costs on a per compensated man-day basis, which is largely dependent upon the number of offenders we accommodate.  Further, per compensated man-day measurements are also used to estimate our potential profitability based on certain occupancy levels relative to design capacity.  Revenue and expenses per compensated man-day for all of the correctional, detention, and residential reentry facilities placed into service that we owned or managed, exclusive of those held for lease, and for TransCor were as follows for the three and nine months ended September 30, 2020 and 2019:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue per compensated man-day	$86.05	$80.46	$83.72	$79.08
Operating expenses per compensated man-day:
Fixed expense	48.98	42.98	47.16	41.51
Variable expense	16.58	16.37	16.50	16.07
Total	65.56	59.35	63.66	57.58
Operating income per compensated man-day	$20.49	$21.11	$20.06	$21.50
Operating margin	23.8%	26.2%	24.0%	27.2%
Average compensated occupancy	70.9%	82.9%	74.9%	82.8%
Average available beds	77,722	78,107	77,847	78,096
Average compensated population	55,102	64,761	58,321	64,665

Revenue

Total revenue consists of management revenue we generate through CoreCivic Safety and CoreCivic Community in the operation of correctional, detention, and residential reentry facilities, as well as the revenue we generate from TransCor and our electronic monitoring and case management services.  Total revenue also consists of rental revenue we generate through CoreCivic Properties from facilities we lease to third-party operators.  The following table reflects the components of revenue for the three and nine months ended September 30, 2020 and 2019 (in millions):

	For the Three Months Ended September 30,
	2020	2019	$ Change	% Change
Management revenue:
Federal	$246.4	$263.8	$(17.4)	(6.6%)
State	154.7	167.7	(13.0)	(7.8%)
Local	19.1	26.4	(7.3)	(27.7%)
Other	23.9	30.8	(6.9)	(22.4%)
Total management revenue	444.1	488.7	(44.6)	(9.1%)
Rental revenue	24.1	19.8	4.3	21.7%
Other revenue	0.1	—	0.1	—
Total revenue	$468.3	$508.5	$(40.2)	(7.9%)

	For the Nine Months Ended September 30,
	2020	2019	$ Change	% Change
Management revenue:
Federal	$743.9	$758.1	$(14.2)	(1.9%)
State	483.2	506.6	(23.4)	(4.6%)
Local	64.6	76.1	(11.5)	(15.1%)
Other	70.8	83.9	(13.1)	(15.6%)
Total management revenue	1,362.5	1,424.7	(62.2)	(4.4%)
Rental revenue	69.3	58.1	11.2	19.3%
Other revenue	0.2	0.1	0.1	100.0%
Total revenue	$1,432.0	$1,482.9	$(50.9)	(3.4%)

The $44.6 million, or 9.1%, decrease in total management revenue for the three months ended September 30, 2020 as compared with the same period in 2019 was primarily a result of a decrease in revenue of approximately $71.5 million caused primarily by a decrease in the average daily compensated population from 2019 to 2020.  In addition, revenue generated from our electronic monitoring and case management services decreased $1.4 million in the third quarter of 2020 when compared to the same period in 2019, primarily as a result of fewer court hearings and referrals due to COVID-19.  The $62.2 million, or 4.4%, decrease in total management revenue for the nine months ended September 30, 2020 as compared with the same period in 2019 was primarily a result of a decrease in revenue of approximately $132.3 million caused primarily by a decrease in the average daily compensated population from 2019 to 2020, net of the revenue generated by one additional day of operations due to a leap year in 2020. In addition, revenue generated from our electronic monitoring and case management services decreased $3.9 million during the nine months ended September 30, 2020 when compared to the same period in the prior year, primarily as a result of fewer court hearings and referrals due to COVID-19.  The decrease in management revenue in both the three- and nine-month periods was partially offset by an increase in revenue of approximately $28.3 million and $74.0 million, respectively, driven primarily by an increase of 6.9% and 5.9%, respectively, in average revenue per compensated man-day.  The increase in average revenue per compensated man-day was primarily the result of the effect of per diem increases at several of our facilities as well as a higher mix of federal populations at higher per diem rates.

Average daily compensated population decreased 9,659, or 14.9%, to 55,102 during the three months ended September 30, 2020 compared to 64,761 during the three months ended September 30, 2019.  Average daily compensated population decreased 6,344, or 9.8%, to 58,321 during the nine months ended September 30, 2020 compared to 64,665 during the nine months ended September 30, 2019.  Average daily compensated population decreased in both the three- and nine-month periods primarily as a result of COVID-19, as further described hereafter, and the expiration of the contract with the BOP at our Adams County Correctional Center in the third quarter of 2019, which had an average daily compensated population of 1,997 inmates during the first nine months of 2019 compared with 1,101 detainees during the first nine months of 2020 under a new contract with ICE, as further described hereafter.  Further, the continued and anticipated transfer of California inmates held in our out-of-state facilities back to the state of California, which was completed during the second quarter of 2019, also contributed to the decline in average daily compensated population during the nine-month period ended September 30, 2020.  The decrease in average daily compensated population was also a result of a reduction in ICE populations, as further described hereafter, net of additional populations resulting from the new IGSAs with ICE at the Adams County Correctional Center, which promptly transitioned from the BOP contract to the new IGSA with ICE during the third quarter of 2019, and at our previously idled Torrance facility during the second quarter of 2019. The decrease in average daily compensated population was partially offset by population increases from the USMS, including at our previously idled Eden facility due to a new contract executed in the second quarter of 2019, and from the state of Mississippi due to a new contract executed in the first quarter of 2020.

Average daily compensated populations also decreased at our 1,692-bed Cimarron Correctional Facility due to an agreement with the state of Oklahoma to idle the facility as a result of lower inmate populations in the State, combined with the impact of COVID-19 on the State's budget.  The Oklahoma populations were removed from this facility during the third quarter of 2020.  However, on September 15, 2020, we announced that we entered into a new contract under an IGSA between the city of Cushing, Oklahoma and the USMS to utilize the facility.  As of October 31, 2020, the USMS occupied approximately 900 beds at the Cimarron facility.

The solutions we provide to our federal customers, including primarily ICE, the USMS, and the BOP, continue to be a significant component of our business. The federal customers in our Safety and Community segments generated approximately 53% and 52% of our total revenue for the three months ended September 30, 2020 and 2019, respectively, decreasing $17.4 million, or 6.6%, during the three months ended September 30, 2020 as compared with the same period in 2019.  The federal customers in our Safety and Community segments generated approximately 52% and 51% of our total revenue for the nine months ended September 30, 2020 and 2019, respectively, decreasing $14.2 million, or 1.9%, during the nine months ended September 30, 2020 as compared with the same period in 2019.

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

State revenues from contracts at correctional, detention, and residential reentry facilities that we operate decreased $13.0 million, or 7.8%, from the third quarter of 2019 to the third quarter of 2020.  State revenues decreased $23.4 million, or 4.6%, from the nine months ended September 30, 2019 to the comparable period in 2020.  In addition to the effect of an overall decline in state populations resulting from COVID-19 during the three and nine months ended September 30, 2020, as further described hereafter, the decrease in state revenues in the nine-month period was also a result of a continued, and anticipated, transfer back to the state of California of all of the California inmates held in our out-of-state facilities, which was completed during the second quarter of 2019. This decline in population from California inmates resulted in a decrease in revenue of $13.3 million from the nine months ended September 30, 2019 to the comparable period in 2020.  The decrease in state revenues was partially offset by the revenue generated by new contracts with the state of Mississippi at our Tallahatchie County Correctional Facility, and the states of Kansas and Idaho at our Saguaro Correctional Facility in Arizona, each as further described hereafter, as well as per diem increases under numerous other state contracts. Revenue in the nine-month period also benefited from one additional day of operations due to a leap year in 2020.

Prior to the COVID-19 pandemic, several of our state partners had been experiencing improvements in their budgets which helped us secure recent per diem increases at certain facilities.  Further, several of our existing state partners, as well as prospective state partners, have been experiencing growth in offender populations and overcrowded conditions, are considering alternative correctional capacity for their aged and inefficient infrastructure, or are seeking cost savings by utilizing the private sector.  Since the beginning of 2018, we have completed the intake of new inmate populations as a result of new contracts with Kansas, Kentucky, Mississippi, Ohio, Nevada, South Carolina, and Vermont, and during the third quarter of 2020, we entered into a new contract with Idaho, as further described hereafter.

The COVID-19 pandemic has had, and we currently expect that the COVID-19 pandemic will continue to have, a negative impact on many of our state partners' budgets, though we cannot predict the ultimate impact COVID-19 will have on our revenue and per diem rates from our state partners.  We have implemented enhanced hygiene practices, suspended visitation in consultation with our government partners, separated vulnerable inmate populations for their additional protection, followed guidelines provided by the United States Centers for Disease Control and Prevention for Correctional and Detention Facilities, and have taken many other actions intended to limit the spread of COVID-19 among our staff and residents within our correctional, detention, and reentry facilities.  However, we cannot predict government responses to an increase in staff or residents testing positive for COVID-19 within public and private correctional, detention and reentry facilities, nor can we predict COVID-19 related restrictions on individuals, businesses, and services that disrupt the criminal justice system.  Certain government agencies have released, may be considering releasing, or may be experiencing pressure to release, certain inmates and detainees as a result of COVID-19, including those inmates and detainees considered vulnerable to serious illness or death in the event of COVID-19 infection, those with sentences ending in the next year, or those being held on a minor supervision violation.  Further, we cannot predict government policies on prosecutions and newly ordered legal restrictions as a result of COVID-19 that affect the number people placed in correctional, detention, and reentry facilities. We currently expect the federal government’s policy of denying entry at the United States southern border to asylum-seekers and anyone crossing the southern border without proper documentation or authority, as well as the disruptions to the criminal justice system, to persist until a widely accepted treatment and/or vaccine for COVID-19 is available, which could result in a further reduction in the number of offenders placed in our facilities.  Such actions could, either alone or in combination, have a material effect on our financial position, results of operations and cash flows.

During the third quarter of 2020, largely due to a lower number of inmate populations in the state of Oklahoma resulting from COVID-19, combined with the consequential impact of COVID-19 on the State's budget, we agreed with the State to idle our 1,692-bed Cimarron Correctional Facility during the third quarter of 2020.  We also transferred the remaining resident populations at our 390-bed Tulsa Transitional Center to Oklahoma's system, idling the Tulsa facility during the third quarter of 2020.  As previously described herein, we did not idle the Cimarron facility because we subsequently entered into a new contract under an IGSA between the city of Cushing, Oklahoma and the USMS to quickly repurpose the facility to serve a federal need.  However, we can provide no assurance that additional states will not take actions like Oklahoma in response to budget issues or declines in resident populations resulting from COVID-19.  From the end of the first quarter of 2020 to the end of the third quarter of 2020, excluding the closure of our Cimarron facility to Oklahoma inmate populations, our state populations declined by approximately 3,300 inmates, or 10.2%, predominately due to government actions to help prevent the spread of COVID-19.

The $4.3 million, or 21.7%, increase and the $11.2 million, or 19.3%, increase in rental revenue from the three and nine months ended September 30, 2019 to the comparable periods in 2020, respectively, were both primarily a result of acquisitions in 2019 and 2020 of multiple properties leased to third parties and the commencement of the leases of the 656-bed Southeast Correctional Complex in Wheelwright, Kentucky, and the 2,432-bed correctional facility we constructed in Lansing, Kansas, all as further described hereafter.

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

Operating Expenses

Operating expenses totaled $347.9 million and $368.7 million for the three months ended September 30, 2020 and 2019, respectively, while operating expenses for the nine months ended September 30, 2020 and 2019 totaled $1,063.2 million and $1,060.2 million, respectively.  Operating expenses consist of those expenses incurred in the operation and management of correctional, detention, and residential reentry facilities, as well as those expenses incurred in the operations of TransCor and our electronic monitoring and case management services.  Operating expenses also consist of those expenses incurred in the operation of facilities we lease to third-party operators.

Expenses incurred by CoreCivic Safety and CoreCivic Community in connection with the operation and management of our correctional, detention, and residential reentry facilities, as well as those incurred in the operations of TransCor and our electronic monitoring and case management services, decreased $21.9 million, or 6.0%, during the third quarter of 2020 when compared with the same period in 2019. Expenses incurred by these segments decreased $0.9 million, or 0.1%, during the nine months ended September 30, 2020, when compared to the same period in 2019.  Similar to our management revenue, there were several factors that contributed to the decrease in operating expenses incurred in these segments.  Operating expenses decreased primarily as a result of lower staffing and service levels that were consistent with the lower occupancy levels during the COVID-19 pandemic. In addition, consistent with the reduction in revenue from our electronic monitoring and case management services, operating expenses from these services also decreased due to fewer court hearings and referrals due to COVID-19.  The decrease in operating expenses during the three and nine months ended September 30, 2020 when compared to the same periods in 2019 was partially offset by expenses associated with COVID-19.   In addition, the decrease in operating expenses during the nine-month period ended September 30, 2020 was partially offset by the aforementioned activations of our previously idled Torrance and Eden facilities in the second quarter of 2019 and as a result of the additional day of operations due to a leap year in 2020.

Total expenses per compensated man-day increased to $65.56 during the three months ended September 30, 2020 from $59.35 during the three months ended September 30, 2019, and increased to $63.66 during the nine months ended September 30, 2020 from $57.58 during the same period in the prior year.  Fixed expenses per compensated man-day increased to $48.98 during the three months ended September 30, 2020 from $42.98 during the same period in the prior year, and increased to $47.16 during the nine months ended September 30, 2020 from $41.51 during the same period in the prior year.

Recent increases in the unemployment rate caused by COVID-19 notwithstanding, as the economy improved and the nation's unemployment rate declined, we experienced wage pressures in certain markets across the country, and provided wage increases to remain competitive.  Further, the COVID-19 pandemic presents unique employment circumstances, as the unemployment rate has recently increased dramatically as many businesses curtailed or even ceased operations.  While a higher unemployment rate in the longer-term could provide a more robust talent acquisition pipeline than we have recently experienced, we have incurred, and expect to continue to incur, incremental expenses in the short-term to help ensure sufficient staffing levels under unique and challenging working conditions.  Incremental expenses include, but may not be limited to, incentive payments to our line and field staff, additional paid time off, as well as expenses to procure personal protective equipment and other supplies.  During April 2020, we announced that we would provide incentive payments to our line and field staff, known as "hero bonuses", through the end of the second quarter of 2020.  During the three and nine months ended September 30, 2020, we incurred $2.8 million and $11.0 million, respectively, of incremental expenses associated with COVID-19, including $6.3 million of hero bonuses paid in the second quarter of 2020. These incremental expenses contributed to the increase in fixed expenses per compensated man-day during the three- and nine-month periods ending September 30, 2020 compared to the same periods in 2019.  We also provided wage increases to most of our facility staff during the third quarter of 2020.  We continually monitor compensation levels very closely along with overall economic conditions and will set wage levels necessary to help ensure the long-term success of our business.  Further, we continually evaluate the structure of our employee benefits package and training programs to ensure we are better able to attract and retain our employees.  Salaries and benefits represent the most significant component of our operating expenses, representing approximately 61% of our total operating expenses for the first nine months of 2020 and 60% of our total operating expenses during 2019.

Operating expenses incurred by CoreCivic Properties in connection with facilities we lease to third-party operators increased $1.2 million, or 19.0%, during the third quarter of 2020 when compared with the same period in 2019, and increased $3.9 million, or 22.4%, during the nine months ended September 30, 2020 when compared with the same period in 2019.  The increase in expenses in this segment during both the three and nine months ended September 30, 2020 was primarily the result of acquisitions in 2019 and 2020 of multiple properties leased to third parties and the commencement of the leases of the 656-bed Southeast Correctional Complex in Wheelwright, Kentucky, and the 2,432-bed correctional facility we constructed in Lansing, Kansas.

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

CoreCivic Safety

CoreCivic Safety includes the operating results of the correctional and detention facilities that we operated during each period.  Total revenue generated by CoreCivic Safety decreased $37.8 million, or 8.3%, from $457.8 million in the third quarter of 2019 to $420.0 million in the third quarter of 2020, and decreased $50.6 million, or 3.8%, from $1,332.5 million during the nine months ended September 30, 2019 to $1,281.9 million during the nine months ended September 30, 2020.  CoreCivic Safety's facility net operating income, or facility revenues less operating expenses, decreased $19.0 million, or 15.9%, from $119.7 million during the three months ended September 30, 2019 to $100.7 million during the three months ended September 30, 2020, and decreased $52.7 million, or 14.6%, from $360.8 million during the nine months ended September 30, 2019 to $308.1 million during the nine months ended September 30, 2020.  During the three and nine months ended September 30, 2020, CoreCivic Safety generated 83.6% and 83.5%, respectively, of our total facility net operating income, compared with 85.5% and 85.3%, respectively, during the three and nine months ended September 30, 2019.

The following table displays the revenue and expenses per compensated man-day for CoreCivic Safety's correctional and detention facilities placed into service that we own and manage and for the facilities we manage but do not own, inclusive of the transportation services provided by TransCor:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
CoreCivic Safety Facilities:
Revenue per compensated man-day	$87.39	$81.93	$85.10	$80.52
Operating expenses per compensated man-day:
Fixed expense	49.38	43.63	47.67	42.12
Variable expense	17.06	16.88	16.98	16.60
Total	66.44	60.51	64.65	58.72
Operating income per compensated man-day	$20.95	$21.42	$20.45	$21.80
Operating margin	24.0%	26.1%	24.0%	27.1%
Average compensated occupancy	72.1%	83.4%	75.7%	83.2%
Average available beds	72,489	72,833	72,577	72,833
Average compensated population	52,244	60,736	54,974	60,617

Operating margins within the CoreCivic Safety facilities during both the three and nine months ended September 30, 2020 were negatively impacted primarily by reduced populations and increased operating expenses, which was driven primarily by increases in salaries and benefits expenses, as previously described herein.  Also as previously mentioned, COVID-19 has had an adverse impact on operating margins, and was the primary factor in the reduction of average compensated populations and operating margins of the CoreCivic Safety segment.  The expected return of all remaining inmate populations from the state of California from our La Palma Correctional Center during the first half of 2019 also contributed to the reduction in compensated populations during the nine-month period ended September 30, 2020.

California Assembly Bill 32, or AB32, became effective January 1, 2020.  AB32 generally prohibits new contracts and renewals of existing contracts between private, for-profit entities and government agencies for the operation of detention facilities within the state of California, and prohibits the utilization of detention centers operated by private, for-profit entities by the state of California effective January 1, 2028.  AB32 does not apply to facilities leased from private, for-profit entities, such as our California City Correctional Center. The U.S. Government and The GEO Group, Inc. both filed lawsuits against the state of California challenging the enforceability of AB32 under applicable law.  On October 8, 2020, US District Judge Janis Sammartino allowed AB32 to block future BOP and ICE contracts and renewals, while determining that AB32 could not block future USMS contracts and renewals.  Judge Sammartino also acknowledged that the State has agreed it will not use AB32 to block federal, state, or local residential reentry center contracts. An appeal by one or more parties is likely.

In the event AB32 is implemented so as to prohibit ICE‑contracted private detention facilities, the federal government could be prohibited from renewing its contract to operate our Otay Mesa Detention Center, which is currently scheduled to expire in December 2024.  A potential non-renewal of our contract to operate the Otay Mesa Detention Center, which we recently expanded from 1,482 beds to 1,994 beds, could have a significant impact on our results of operations and cash flows at the time of non-renewal.

On May 16, 2019, we announced that we entered into a new contract under an IGSA between Torrance County, New Mexico and ICE to activate our 910-bed Torrance County Detention Facility in Estancia, New Mexico.  The new agreement also permits the USMS to utilize capacity at the facility, which had previously been idle since 2017. The new management contract commenced on May 15, 2019, and has an initial term of 60 months, with unlimited extension options thereafter upon mutual agreement.  Either party may terminate the contract with 120 days' written notice.  We began accepting ICE detainee populations into the Torrance facility in the third quarter of 2019.  Activation of the Torrance facility contributed to an increase in total revenue of $5.3 million and $18.5 million during the three and nine months ended September 30, 2020, respectively, from the comparable periods in the prior year.

On May 23, 2019, we announced that we entered into a new contract under an IGSA between the City of Eden, Texas and the USMS, to activate our 1,422-bed Eden Detention Center in Eden, Texas.  The new agreement also permits ICE to utilize capacity at the facility, which had previously been idle since 2017.  The new management contract commenced on June 1, 2019, and has an indefinite term.  Either party may terminate the contract with 30 days' written notice.  We began accepting populations into the Eden facility in the third quarter of 2019.  Activation of the Eden facility contributed to an increase in total revenue of $3.3 million and $20.2 million during the three and nine months ended September 30, 2020, respectively, from the comparable periods in the prior year.

On January 9, 2020, we announced that we entered into a new emergency contract with the state of Mississippi to care for up to 375 of Mississippi's inmates at the Tallahatchie facility, to assist the State with significant challenges in its correctional system.  The contract had a term of ninety days, which the State could extend for up to two additional ninety-day terms.  The State subsequently expanded the contract to 1,000 inmates and exercised the extension options through October 4, 2020.  We are currently in discussions with the State to further extend the contract, but can provide no assurance that we will be successful.  During the three and nine months ended September 30, 2020, management revenue from this new contract was $3.0 million and $10.3 million, respectively.

On May 1, 2019, the BOP announced that it elected not to renew the contract at our Adams County Correctional Center in Adams County, Mississippi.  On June 28, 2019, the BOP executed an amendment to the existing contract to allow ICE to use up to 660 beds to care for adult male detainees.  On July 18, 2019, the BOP contract, which was originally scheduled to expire on July 31, 2019, was extended to August 30, 2019.  On September 3, 2019, we announced that we had entered into a new contract under an IGSA between Adams County, Mississippi and ICE for up to 2,348 adult detainees at the Adams facility.  The new management agreement commenced on August 31, 2019, and has an initial term of 60 months, with unlimited extension options thereafter upon mutual agreement.  Either party may terminate the contract with 120 days' written notice.  The average compensated occupancy of the Adams County facility was 75.9% during the third quarter of 2019 compared with 49.3% during the third quarter of 2020, when occupancy was impacted by COVID-19.  Facility net operating income declined by $2.2 million from the prior year quarter, which included $2.0 million for a performance bonus earned under the contract with the BOP.  More favorable contract terms under the new IGSA mitigated the impact of lower occupancy at this facility.

Effective August 1, 2019, we were awarded a new contract with the Kansas Department of Corrections, or KDOC, to care for offenders at our 1,896-bed Saguaro Correctional Facility in Arizona, where we also care for inmates from Hawaii and Nevada.  We accepted 120 offenders from the KDOC in October 2019.  During the second quarter of 2020, this contract was extended through July 2021.  During the third quarter of 2020, we were also awarded a new contract with the Idaho Department of Correction, or IDOC, to care for up to 1,200 adult male offenders at the Saguaro facility. Subject to available capacity, we may also care for IDOC offenders at our 4,128-bed Central Arizona Florence Correctional Complex under terms of the contract.  The new management contract with the IDOC commenced on August 18, 2020, and has an initial term of five years, with unlimited extension options thereafter upon mutual agreement.  As of September 30, 2020, we cared for 438 IDOC offenders at our Saguaro facility.

On September 15, 2020, we announced that we entered into a new contract under an IGSA between the city of Cushing, Oklahoma and the USMS to utilize our 1,692-bed Cimarron Correctional Facility. We had previously announced our intention to idle the Cimarron facility during the third quarter of 2020, predominately due to a lower number of inmate populations from the state of Oklahoma resulting from COVID-19, combined with the consequential impact of COVID-19 on the State's budget. The new management contract commenced on September 15, 2020, and has an initial term of three years, with unlimited 24-month extension options thereafter upon mutual agreement.  As of September 30, 2020, we cared for 693 USMS detainees at the Cimarron facility.  During the twelve months ended December 31, 2019, and for the nine months ended September 30, 2020, this facility generated facility net operating income of $2.4 million and incurred an operating loss of $2.8 million, respectively.  We expect an improvement in facility net operating income at this facility as a result of the new contract with annual revenues increasing to approximately $30.0 million at current utilization levels and an operating margin that approximates the average CoreCivic Safety operating margin percentage.

In September 2020, the term of the amended IGSA between the city of Dilley, Texas and ICE to care for up to 2,400 individuals at our South Texas Family Residential Center, a facility we lease in Dilley, Texas, was extended from September 2021 to September 2026.  ICE's termination rights, which permit ICE to terminate the agreement for convenience or non-appropriation of funds, without penalty, by providing us with at least a 60-day notice, were unchanged under the extension.  As a result of extending the amortization period for the deferred revenue associated with the amended IGSA over the extended term of the agreement, we expect non-cash revenue associated with the amended IGSA to decrease by approximately $2.7 million per quarter, from $3.4 million to $0.7 million, effective beginning in the fourth quarter of 2020.  Concurrent with the extension of the amended IGSA, the lease with the third-party lessor for the site was also extended through September 2026. Other terms of the extended lease agreement were unchanged and provide us with the ability to terminate the lease if ICE terminates the amended IGSA associated with the facility.

As previously described, during the third quarter of 2020, we provided notice to the local counties utilizing the Silverdale Detention Center and the Metro-Davidson County Detention Facility, both in Tennessee, of our intent to terminate the contracts at these managed-only facilities.  We transitioned operations of the Metro facility in October 2020, and expect to transition operations of the Silverdale facility in December of 2020.  During 2019, and for the nine months ended September 30, 2020, these facilities generated total facility net operating income of $0.8 million and incurred an operating loss of $4.1 million, respectively.  As a result of these expected contract terminations, during the second quarter of 2020, we also recognized goodwill impairments of $2.0 million associated with these two managed-only facilities' reporting units.

CoreCivic Community

CoreCivic Community includes the operating results of the residential reentry centers that we operated during each period, along with the operating results of our electronic monitoring and case management services.  Total revenue generated by CoreCivic Community decreased $6.8 million, or 22.0%, from $30.8 million during the third quarter of 2019 to $24.1 million during the third quarter of 2020, and decreased $11.5 million, or 12.4%, from $92.1 million during the nine months ended September 30, 2019 to $80.7 million during the nine months ended September 30, 2020.  CoreCivic Community's facility net operating income decreased $3.7 million, or 55.5%, from $6.7 million during the three months ended September 30, 2019 to $3.0 million during the three months ended September 30, 2020, and decreased $8.4 million, or 39.5%, from $21.4 million during the nine months ended September 30, 2019 to $12.9 million during the nine months ended September 30, 2020. During the three and nine months ended September 30, 2020, CoreCivic Community generated 2.5% and 3.5%, respectively, of our total facility net operating income, compared with 4.8% and 5.1%, respectively, during the three and nine months ended September 30, 2019.

The following table displays the revenue and expenses per compensated man-day for CoreCivic Community's residential reentry facilities placed into service that we own and manage, but exclusive of the electronic monitoring and case management services given that revenue is not generated on a per compensated man-day basis for these services:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
CoreCivic Community Facilities:
Revenue per compensated man-day	$61.61	$58.31	$60.99	$57.45
Operating expenses per compensated man-day:
Fixed expense	41.61	33.23	38.81	32.32
Variable expense	7.99	8.73	8.64	8.20
Total	49.60	41.96	47.45	40.52
Operating income per compensated man-day	$12.01	$16.35	$13.54	$16.93
Operating margin	19.5%	28.0%	22.2%	29.5%
Average compensated occupancy	54.6%	76.3%	63.5%	76.9%
Average available beds	5,233	5,274	5,270	5,263
Average compensated population	2,858	4,025	3,347	4,048

Operating margins in the CoreCivic Community segment during both the three and nine months ended September 30, 2020 were negatively impacted by the reduction in average compensated population.  The average compensated population reduction was primarily driven by COVID-19, and a decline in utilization from the states of Oklahoma and Colorado, which led to the consolidation of residents located in the respective states, and the closure of several of our residential reentry facilities. The 289-bed Turley Residential Center in Oklahoma closed in the second quarter of 2019, the 200-bed Oklahoma City Transitional Center in Oklahoma and the 60-bed Columbine Facility in Colorado closed in the second quarter of 2020, and the 390-bed Tulsa Transitional Center in Oklahoma closed in the third quarter of 2020.  We also idled a 92-bed residential reentry center in Arizona in the third quarter of 2019 upon the expiration of a BOP contract on August 31, 2019, and sold this facility during the second quarter of 2020.  Operating margins were also negatively impacted during the first nine months of 2020 by an increase in operating expenses, which was driven primarily by increases in salaries and benefits expenses across the portfolio, as previously described herein.

During the fourth quarter of 2020, the BOP awarded a new contract to us for residential reentry and home confinement services pursuant to a solicitation for capacity and services to be provided in the state of Oklahoma.  As a result, we expect to reactivate the Turley Residential Center during the first quarter of 2021 and provide the BOP additional reentry services at our owned and operated Oklahoma Reentry Opportunity Center (formerly known as the Carver Transitional Center) which will supplement the existing utilization by the state of Oklahoma.

During the third quarter of 2020, Adams County, Colorado, notified us that, pursuant to a re-bid of the contract at the 184-bed Henderson Transitional Center, a facility we lease from the County, it awarded the contract to another operator.  We expect to transition operations to the other operator upon expiration of the contract in January 2021. During the three and nine months ended September 30, 2020, this facility generated net operating income of $0.1 million and $0.6 million, respectively.

On December 7, 2019, we completed the acquisition of certain assets of Rehabilitation Services, Inc., or RSI.  The acquisition resulted in the addition of two residential reentry centers in Virginia.  The Ghent Residential Reentry Center, a 36-bed residential reentry center in Norfolk, Virginia and the James River Residential Reentry Center, an 84-bed residential reentry center in Newport News, Virginia provide reentry services for residents under custody of the BOP.  The residential reentry facilities can also serve an additional 34 home confinement clients on behalf of the BOP. During the three and nine months ended September 30, 2020, these facilities generated net operating income of $0.3 million and $0.8 million, respectively.

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

CoreCivic Properties

CoreCivic Properties includes the operating results of the properties we leased to third parties and that were used by government agencies during each period.  Total revenue generated by CoreCivic Properties increased $4.3 million, or 21.7%, from $19.8 million in the third quarter of 2019 to $24.1 million in the third quarter of 2020, and increased $11.2 million, or 19.3%, from $58.1 million during the nine months ended September 30, 2019 to $69.3 million during the nine months ended September 30, 2020.  CoreCivic Properties' facility net operating income increased $3.1 million, or 23.0%, from $13.6 million in the third quarter of 2019 to $16.7 million in the third quarter of 2020, and increased  $7.3 million, or 18.0%, from $40.7 million during the nine months ended September 30, 2019 to $48.0 million during the nine months ended September 30, 2020.  The increases in total revenue and net operating income in both the three- and nine-month periods were primarily the result of the properties we acquired in 2019 and 2020, and due to the commencement of the leases at our Lansing Correctional Facility in January 2020 and the Southeast Correctional Complex in July 2020. During the three and nine months ended September 30, 2020, CoreCivic Properties generated 13.9% and 13.0%, respectively, of our total facility net operating income, compared with 9.7% and 9.6%, respectively, during the three and nine months ended September 30, 2019.

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

On December 9, 2019, we entered into a lease with the Commonwealth of Kentucky Department of Corrections, or KYDOC, for our previously idled 656-bed Southeast Correctional Complex in Wheelwright, Kentucky, formerly known as the Southeast Kentucky Correctional Facility. The lease commenced July 1, 2020, has an initial term of ten years and includes five two-year renewal options.  The KYDOC has the option to purchase the facility at its fair market value at any time during the term of the lease. During the third quarter of 2020, this facility generated $1.0 million of rental revenue.  The Southeast Correctional facility had previously been idle since 2012.

On January 2, 2020, we completed the acquisition of a portfolio of 28 properties, all of which are leased to the federal government through the General Services Administration, or GSA.  The 445,000 square foot portfolio serves numerous federal agencies, including primarily the Social Security Administration, the Department of Homeland Security, and the Office of Hearings Operations.  The 28-property portfolio is strategically located throughout the mid-south, complementing our existing real estate footprint, and each property was built-to-suit for its federal tenant.  During the three and nine months ended September 30, 2020, the portfolio of 28 properties generated $2.6 million and $8.0 million, respectively, of rental revenue.

On January 24, 2018, we entered into a 20-year lease agreement with the KDOC for a 2,432-bed correctional facility to be constructed by the Company in Lansing, Kansas.  The new facility replaces the Lansing Correctional Facility, Kansas' largest correctional complex for adult male inmates, originally constructed in 1863.  CoreCivic is responsible for facility maintenance throughout the 20-year term of the lease, at which time ownership will revert to the state of Kansas.  Construction of the facility commenced in the first quarter of 2018, and construction was completed in January 2020, at which time the lease commenced. During the nine months ended September 30, 2020, the Lansing Correction Facility generated $1.9 million of revenue associated with the non-lease services components of the arrangement, and $6.1 million of interest income, as further described hereafter.

In connection with our decision to revoke our REIT election effective January 1, 2021, we are exploring the potential sale of certain non-core real estate assets in the CoreCivic Properties segment, which would allow us to accelerate the implementation of our revised capital allocation strategy, as further described under "Liquidity and Capital Resources" herein.  If we repay mortgage indebtedness with proceeds from any such sale of non-core real estate assets securing such debt, we could incur prepayment penalties under the terms of the indebtedness.  Since we are in the exploratory phase, we can provide no assurance that we will successfully identify and consummate any sale of such non-core real estate assets.

General and administrative expenses

For the three months ended September 30, 2020 and 2019, general and administrative expenses totaled $35.9 million and $32.0 million, respectively, while general and administrative expenses totaled $97.3 million and $94.8 million, respectively, during the nine months ended September 30, 2020 and 2019. General and administrative expenses consist primarily of corporate management salaries and benefits, professional fees, including those associated with mergers and acquisitions, or M&A, and expenses associated with changes in our corporate tax structure, as well as other administrative expenses.  General and administrative expenses increased from the prior year periods primarily as a result of expenses associated with changes in our corporate tax structure amounting to $4.7 million and $5.0 million, respectively, for the three and nine months ended September 30, 2020.

Depreciation and amortization

For the three months ended September 30, 2020 and 2019, depreciation and amortization expense totaled $37.9 million and $36.7 million, respectively, while depreciation and amortization expense totaled $114.4 million and $107.8 million, respectively, during the nine months ended September 30, 2020 and 2019. The increase in depreciation and amortization expense is primarily due to the additional depreciation and amortization resulting from our M&A activities during 2019 and 2020.

Contingent consideration for acquisition of businesses

As a result of better than estimated financial performance of two residential reentry centers acquired in 2019, during the third quarter of 2020, we recognized a charge of $0.6 million for the maximum contingent consideration estimated as owed to the seller associated with the acquisition.  The contingent consideration is expected to be paid during the first quarter of 2021.

Interest expense, net

Interest expense is reported net of interest income and capitalized interest for the three and nine months ended September 30, 2020 and 2019.  Gross interest expense, net of capitalized interest, was $22.8 million and $21.4 million for the three months ended September 30, 2020 and 2019, respectively, and was $71.2 million and $64.7 million for the nine months ended September 30, 2020 and 2019, respectively. Gross interest expense is based on outstanding borrowings under our revolving credit facility, our outstanding Incremental Term Loan A, or Term Loan A, our outstanding $250.00 million Senior Secured Term Loan B, or Term Loan B, as further described hereafter, our outstanding senior notes, and our outstanding non-recourse mortgage notes, as well as the amortization of loan costs and unused facility fees.  The increase in gross interest expense primarily resulted from an increase in the average outstanding balance on our revolving credit facility, and the interest expense associated with the Term Loan B and the new non-recourse mortgage note assumed during 2020, as further described hereafter.

We have benefited from relatively low interest rates on our revolving credit facility, which is largely based on the London Interbank Offered Rate, or LIBOR.  Based on our total leverage ratio, borrowings under our revolving credit facility during 2019 and the first nine months of 2020 were at the base rate plus a margin of 0.50% or at LIBOR plus a margin of 1.50%, and a commitment fee equal to 0.35% of the unfunded balance. Interest rates under the Term Loan A are the same as the interest rates under our revolving credit facility.

On April 20, 2018, CoreCivic of Kansas, LLC, a wholly-owned unrestricted subsidiary of ours, priced $159.5 million in aggregate principal amount of non-recourse senior secured notes, or the Kansas Notes, in a private placement pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, or the Securities Act.  The private placement closed on June 1, 2018. We used the proceeds of the private placement, which were drawn on quarterly funding dates beginning in the second quarter of 2018, to fund construction of the Lansing Correctional Facility, along with costs and expenses of the project.  The Kansas Notes have a yield to maturity of 4.43% and are scheduled to mature in January 2040, 20 years following completion of the project, which occurred in January 2020.  We capitalized $1.4 million and $3.4 million of interest during the three and nine months ended September 30, 2019, respectively, and $0.5 million in 2020 through the date construction was complete in January 2020, associated with this construction project.  During the three and nine months ended September 30, 2020, we incurred $1.8 million and $4.9 million, respectively, of interest expense on the Kansas Notes, net of capitalized interest.

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

Gross interest income was $2.6 million and $0.4 million for the three months ended September 30, 2020 and 2019, respectively, and was $7.5 million and $1.6 million for the nine months ended September 30, 2020 and 2019, respectively.  Gross interest income is earned on notes receivable, investments, cash and cash equivalents, and restricted cash.  Interest income also includes interest income associated with the 20-year finance receivable associated with the Lansing Correctional Facility lease to the KDOC, which commenced in January 2020, and amounted to $2.2 million and $6.1 million for the three and nine months ended September 30, 2020, respectively.  Total capitalized interest was $1.6 million during the three months ended September 30, 2019, and was $0.5 million and $4.3 million during the nine months ended September 30, 2020 and 2019, respectively. There was no interest capitalized during the third quarter of 2020. Capitalized interest was primarily associated with the construction of the Lansing Correctional Facility.

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

During the three months ended September 30, 2020 and 2019, our financial statements reflected income tax expense of $0.4 million and $1.5 million, respectively.  During the nine months ended September 30, 2020 and 2019, our financial statements reflected income tax expense of $3.2 million and $5.9 million, respectively.  Our effective tax rate was 3.7% and 3.9% during the nine months ended September 30, 2020 and 2019, respectively. Income tax expense during the nine months ended September 30, 2020 included $3.1 million, recorded in the first quarter of 2020, that had been deferred during the construction period of our Lansing Correctional Facility, which was owned by a TRS of ours until it converted to a qualified REIT subsidiary, or QRS, upon completion of construction in the first quarter of 2020.  Because ownership of this facility reverts to the state of Kansas upon expiration of the twenty-year lease, the construction and subsequent lease of the facility to the State was a deemed sale for federal and state income tax purposes.  The gain on sale was reported as a deferred tax asset based on the percentage of completion method over the construction period.  This deferred tax asset was revalued to zero upon conversion of the TRS to a QRS. Aside from this charge, income tax expense during 2020 decreased due to lower occupancy levels at several facilities resulting from COVID-19.

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

On June 17, 2020, we announced that our BOD was evaluating corporate structure and capital allocation alternatives.  Concurrently, our BOD suspended our quarterly dividend while we assessed how best to use our free cash flow to build shareholder value, maintain service excellence, and offer and implement unique solutions for our government partners and the communities in which we serve.  On August 5, 2020, we announced that our BOD concluded its analysis and unanimously approved a plan to revoke our REIT election and become a taxable C Corporation, effective January 1, 2021.  Additionally, our BOD voted unanimously to discontinue the quarterly dividend and prioritize allocating our free cash flow to reduce debt levels.  As a result, we will no longer be required to operate under REIT rules, including the requirement to distribute at least 90% of our taxable income to our stockholders, which will provide us with greater flexibility to use our free cash flow.  Beginning January 1, 2021, we will be subject to federal and state income taxes on our taxable income at applicable tax rates, and will no longer be entitled to a tax deduction for dividends paid.  However, we believe this conversion will improve our overall credit profile and lower our cost of capital. Following our first priority of debt reduction, we expect to allocate a substantial portion of our free cash flow to returning capital to shareholders and pursue attractive growth opportunities. This conversion will also provide us with significantly more liquidity, which will enable us to reduce our reliance on the capital markets and reduce the size of our Second Amended and Restated Credit Agreement, or Bank Credit Agreement, in the future.  Beyond the operating cash flow we generate from our business, we are also exploring the sale of certain non-core real estate assets in our Properties segment.  Generating net proceeds from such sales would allow us to accelerate the implementation of our revised capital allocation strategy.

In March 2020, the World Health Organization declared the outbreak of COVID-19 as a pandemic, which continues to spread throughout the United States. As a result, in the first quarter of 2020, the federal government decided to deny entry at the United States southern border to asylum-seekers and anyone crossing the southern border without proper documentation or authority in an effort to contain the spread of COVID-19. This action has resulted in the reduction in the number of people being apprehended and detained by ICE.  Further, disruptions to the criminal justice system have also contributed to a reduction in the number of USMS detainee populations, as the number of courts in session and prosecutions have declined.  We currently expect the federal government’s policy of denying entry at the United States southern border to asylum-seekers and anyone crossing the southern border without proper documentation or authority, as well as the disruptions in the criminal justice system, to persist until a widely accepted treatment and/or vaccine for COVID-19 is available.  In addition, many state and local government agencies have released, may be considering releasing, or may be experiencing pressure to release, certain inmates and detainees to help ensure social distancing within their facilities and prevent excessive interactions among inmate populations.  A protracted denial in southern border entries of asylum-seekers and undocumented immigrants, or continued disruptions in the criminal justice system could have a material effect on our financial position, results of operations and cash flows.  As a result of uncertainties in the near-term outlook for the business caused by COVID-19, we are monitoring and reducing discretionary spending (except to help ensure the safety of our employees and residents entrusted to our care), reviewing capital projects to ensure we are only spending on projects that are deemed essential in the current environment, and limiting travel and other operating expenses.

As of September 30, 2020, we had cash on hand of $282.5 million, and $329.2 million available under our revolving credit facility.  During the nine months ended September 30, 2020 and 2019, we generated $281.5 million and $304.1 million, respectively, in cash through operating activities.  Despite COVID-19, our cash generated by operating activities remains strong, amounting to $107.2 million during the third quarter of 2020, enabling us to repay $102.2 million of total debt during the third quarter, net of the change in cash and cash equivalents.  We currently expect to be able to meet our cash expenditure requirements for the next year utilizing cash on hand and availability under our revolving credit facility. Some banks that are party to our Bank Credit Agreement have announced that they do not expect to continue to provide credit or financial services to private entities that operate correctional and detention facilities, including CoreCivic.  These banks are legally obligated to honor their commitments under our Bank Credit Agreement, which expires in April 2023.  We can provide no assurance that additional banks that are party to our Bank Credit Agreement will not make similar decisions, or that new banks will be willing to become party to our Bank Credit Agreement.  As previously mentioned, upon our planned revocation of our REIT election, we believe we will not be as reliant on the revolving credit facility under the Bank Credit Agreement, as we will be able to retain our cash flows to use at our general discretion and, therefore, believe we can operate with a smaller revolving credit facility.  We have no debt maturities until October 2022, and do not currently anticipate a need to access the capital markets in the short-term.  With the revocation of our REIT election, we also intend to evaluate the sales of non-core real estate assets in our Properties segment, which would provide us with additional liquidity, and we believe could accelerate the implementation of our revised capital allocation strategy.

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

Debt and equity

As of September 30, 2020, we had $350.0 million principal amount of unsecured notes outstanding with a fixed stated interest rate of 4.625%, $250.0 million principal amount of unsecured notes outstanding with a fixed stated interest rate of 5.0%, and $250.0 million principal amount of unsecured notes outstanding with a fixed stated interest rate of 4.75%, or collectively, the Senior Notes.  In addition, we had $21.3 million outstanding under the Capital Commerce Note with a fixed stated interest rate of 4.5%, $158.6 million outstanding under the Kansas Notes with a fixed stated interest rate of 4.43%, $145.9 million outstanding under the SSA-Baltimore Note with a fixed stated interest rate of 4.5%, and $51.5 million outstanding under the GRES Note with a fixed stated interest rate of 4.91%. We also had $182.5 million outstanding under our Term Loan A with a variable interest rate of 1.6%, $240.6 million outstanding under our Term Loan B with a variable interest rate of 5.5%, and $456.0 million outstanding under our revolving credit facility with a variable weighted average interest rate of 1.7%.  As of September 30, 2020, our total weighted average effective interest rate was 4.2%, while our total weighted average maturity was 5.4 years.  We may also seek to issue debt or equity securities from time to time when we determine that market conditions and the opportunity to utilize the proceeds from the issuance of such securities are favorable.

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

Operating Activities

Our net cash provided by operating activities for the nine months ended September 30, 2020 was $281.5 million, compared with $304.1 million for the same period in the prior year. Our net cash provided by operating activities was $107.2 million during the third quarter of 2020 compared with $75.4 million during the first quarter of 2020, before our operations were impacted by COVID-19, and compared with $137.5 million during the third quarter of 2019.  Cash provided by operating activities represents the year to date net income plus depreciation and amortization, changes in various components of working capital, and various non-cash charges.

Investing Activities

Our net cash flow used in investing activities was $63.4 million for the nine months ended September 30, 2020 and was attributable to capital expenditures for facility development and expansions of $26.6 million and $33.5 million for facility maintenance and information technology capital expenditures.  Our cash flow used in investing activities also included $8.8 million primarily attributable to the acquisition of the aforementioned portfolio of 28 properties in January 2020.  Our cash flow used in investing activities was $198.1 million for the nine months ended September 30, 2019 and was attributable to payments totaling $39.3 million, including payments of $30.0 million to the state of Montana in connection with an agreement with the state of Montana to extend our ownership of the Crossroads Correctional Center for the estimated duration of its useful life, and acquisitions completed in the first nine months of 2019, net of cash acquired.  Our net cash flow used in investing activities also included capital expenditures for facility development and expansions of $122.1 million and $35.6 million for facility maintenance and information technology capital expenditures.

Financing Activities

Our net cash flow used in financing activities was $43.5 million for the nine months ended September 30, 2020 and was primarily attributable to net borrowings under our revolving credit facility of $91.0 million, partially offset by dividend payments of $106.0 million and $3.6 million for the purchase and retirement of common stock that was issued in connection with equity-based compensation.  In addition, cash flow used in financing activities included $23.7 million of scheduled principal repayments under our Term Loan A, Term Loan B, and non-recourse mortgage notes.

Our net cash flow used in financing activities was $107.1 million for the nine months ended September 30, 2019 and was primarily attributable to dividend payments of $157.1 million and $3.5 million for the purchase and retirement of common stock that was issued in connection with equity-based compensation.  In addition, cash flow used in financing activities included $7.4 million of contingent consideration associated with the acquisition of a business, $9.9 million of scheduled principal repayments under our Term Loan A and non-recourse mortgage notes, and $12.0 million of net payments under our revolving credit facility. These payments were partially offset by $82.6 million of proceeds from the quarterly borrowings of the Kansas Notes during the construction period of the Lansing Correctional Facility.

Supplemental Guarantor Information

On March 2, 2020, the SEC adopted final rules that amend and simplify the financial disclosure requirements for subsidiary issuers and guarantors of registered debt securities under Rules 3-10 and 3-16 of SEC Regulation S-X.  The new rules permit registrants to provide certain alternative financial disclosures and non-financial disclosures in lieu of separate consolidating financial statements for subsidiary issuers and guarantors of registered debt securities (which we previously included within the notes to our financial statements included in our Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q) if certain conditions are met. Although the disclosures required by the amendments do not become mandatory until January 4, 2021, voluntary early compliance is permitted.  We elected to voluntarily comply beginning with the quarterly period ended June 30, 2020.

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

As of September 30, 2020, neither CoreCivic nor any of its subsidiary guarantors had any material or significant restrictions on CoreCivic's ability to obtain funds from its subsidiaries by dividend or loan or to transfer assets from such subsidiaries.

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

	September 30, 2020	December 31, 2019
Current assets	$585,243	$402,983
Real estate and related assets	2,655,491	2,738,347
Other assets	324,254	241,823
Total non-current assets	2,979,745	2,980,170
Current liabilities	201,633	258,834
Long-term debt, net	1,701,185	1,629,427
Other liabilities	240,878	118,048
Total long-term liabilities	1,942,063	1,747,475

	For the Nine Months Ended September 30, 2020	For the Twelve Months Ended December 31, 2019
Revenues	$1,405,026	$1,957,143
Operating expenses	1,054,557	1,413,627
Other expenses	215,231	268,590
Total expenses	1,269,788	1,682,217
Operating income	135,238	274,926
Net income	82,451	189,357
Net income attributable to common stockholders	82,451	189,357

Funds from Operations

Funds From Operations, or FFO, is a widely accepted supplemental non-GAAP measure utilized to evaluate the operating performance of real estate companies. The National Association of Real Estate Investment Trusts, or NAREIT, defines FFO as net income computed in accordance with GAAP, excluding gains or losses from sales of property and extraordinary items, plus depreciation and amortization of real estate and impairment of depreciable real estate and after adjustments for unconsolidated partnerships and joint ventures calculated to reflect funds from operations on the same basis.  We believe FFO is an important supplemental measure of our operating performance and believe it is frequently used by securities analysts, investors and other interested parties in the evaluation of REITs and other real estate companies, many of which present FFO when reporting results.

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

Our reconciliation of net income to FFO and Normalized FFO for the three and nine months ended September 30, 2020 and 2019 is as follows (in thousands):

	For the Three Months Ended September 30,
FUNDS FROM OPERATIONS:	2020	2019
Net income	$26,717	$48,994
Depreciation and amortization of real estate assets	28,249	27,264
Gain on sale of real estate assets, net of taxes	(1,570)	—
Funds From Operations	53,396	76,258
Expenses associated with mergers and acquisitions	—	83
Contingent consideration for acquisition of businesses	620	0
Expenses associated with COVID-19	2,820	—
Expenses associated with changes in corporate tax structure	4,698	—
Start-up expenses	—	6,793
Goodwill and other impairments	805	—
Normalized Funds From Operations	$62,339	$83,134

	For the Nine Months Ended September 30,
FUNDS FROM OPERATIONS:	2020	2019
Net income	$82,141	$146,912
Depreciation and amortization of real estate assets	84,599	80,366
Impairment of real estate assets	10,155	4,428
Gain on sale of real estate assets, net of taxes	(4,388)	(287)
Funds From Operations	172,507	231,419
Expenses associated with mergers and acquisitions	338	957
Contingent consideration for acquisition of businesses	620	—
Expenses associated with COVID-19	10,985	—
Expenses associated with changes in corporate tax structure	5,045	—
Deferred tax expense on Kansas lease structure	3,085	—
Start-up expenses	—	9,480
Goodwill and other impairments	2,903	278
Normalized Funds From Operations	$195,483	$242,134

Contractual Obligations

The following schedule summarizes our contractual cash obligations by the indicated period as of September 30, 2020 (in thousands):

	Payments Due By Year Ended December 31,
	2020 (remainder)	2021	2022	2023	2024	Thereafter	Total
Long-term debt	$8,585	$40,047	$293,990	$996,170	$196,044	$571,577	$2,106,413
Interest on senior and mortgage notes	24,550	57,314	56,790	35,594	26,863	129,648	330,759
Contractual facility developments and other commitments	1,621	—	—	—	—	—	1,621
South Texas Family Residential Center	12,961	51,421	51,421	51,421	51,562	89,881	308,667
Operating leases	1,370	5,221	4,203	3,145	3,135	24,184	41,258
Total contractual cash obligations	$49,087	$154,003	$406,404	$1,086,330	$277,604	$815,290	$2,788,718

The cash obligations in the table above do not include future cash obligations for variable interest expense associated with our Term Loan A, Term Loan B or the balance on our outstanding revolving credit facility as projections would be based on future outstanding balances as well as future variable interest rates, and we are unable to make reliable estimates of either.  The contractual facility developments included in the table above represent development projects for which we have already entered into a contract with a customer that obligates us to complete the development project.  The table excludes two renovation projects, totaling approximately $23.0 million, that the federal government has agreed to reimburse over a twelve-month period. Certain of our other ongoing construction projects are not currently under contract and thus are not included as a contractual obligation above as we may generally suspend or terminate such projects without substantial penalty.  With respect to the South Texas Family Residential Center, the cash obligations included in the table above reflect the full contractual obligations of the lease of the site, excluding contingent payments, even though the lease agreement provides us with the ability to terminate if ICE terminates the amended IGSA associated with the facility.

We had $14.8 million of letters of credit outstanding at September 30, 2020 primarily to support our requirement to repay fees and claims under our self-insured workers' compensation plan in the event we do not repay the fees and claims due in accordance with the terms of the plan.  The letters of credit are renewable annually.  We did not have any draws under these outstanding letters of credit during the nine months ended September 30, 2020 or 2019.

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

SEASONALITY AND QUARTERLY RESULTS

Certain aspects of our business are subject to seasonal fluctuations.  Because we are generally compensated for operating and managing correctional, detention, and reentry facilities at a per diem rate, our financial results are impacted by the number of calendar days in a fiscal quarter. Our fiscal year follows the calendar year and therefore, our daily profits for the third and fourth quarters include two more days than the first quarter (except in leap years) and one more day than the second quarter.  Further, salaries and benefits represent the most significant component of operating expenses.  Significant portions of our unemployment taxes are recognized during the first quarter, when base wage rates reset for unemployment tax purposes.  Quarterly results are also affected by government funding initiatives, acquisitions, the timing of the opening of new facilities, or the commencement of new management contracts and related start-up expenses which may mitigate or exacerbate the impact of other seasonal influences.  Because of seasonality factors, and other factors described here, results for any quarter are not necessarily indicative of the results that may be achieved for the full fiscal year.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Our primary market risk exposure is to changes in U.S. interest rates.  We are exposed to market risk related to our revolving credit facility, Term Loan A and Term Loan B because the interest rates on these loans are subject to fluctuations in the market.  If the interest rate for our outstanding indebtedness under the revolving credit facility, the Term Loan A, and the Term Loan B was 100 basis points higher or lower during the three and nine months ended September 30, 2020, our interest expense, net of amounts capitalized, would have been increased by $1.9 million and $6.4 million, respectively, and would have been decreased by $0.3 million and $3.2 million, respectively.

As of September 30, 2020, we had outstanding $350.0 million of senior notes due 2023 with a fixed interest rate of 4.625%, $250.0 million of senior notes due 2022 with a fixed interest rate of 5.0%, and $250.0 million of senior notes due 2027 with a fixed interest rate of 4.75%. We also had $21.3 million outstanding under the Capital Commerce Note with a fixed interest rate of 4.5%, $158.6 million outstanding under the Kansas Notes with a fixed interest rate of 4.43%, $145.9 million outstanding under the SSA-Baltimore Note with a fixed interest rate of 4.5%, and $51.5 million outstanding under the GRES Note with a fixed interest rate of 4.91%.  Because the interest rates with respect to these instruments are fixed, a hypothetical 100 basis point increase or decrease in market interest rates would not have a material impact on our financial statements.

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

•

Disruptions to the criminal justice system as a result of COVID-19 have contributed to a reduction in the number of USMS populations and state populations in our correctional and detention facilities, as the number of courts in session, arrests, and prosecutions have declined. Disruptions to the criminal justice system have also resulted in fewer referrals to both our residential reentry facilities and programs in our non-residential criminal justice services business. As long as COVID-19 related restrictions on individuals, businesses, and services, along with government policies on prosecutions, and newly ordered legal restrictions associated with COVID-19 that affect the number of people placed in correctional, detention, and reentry facilities, remain in effect, we expect the disruption in the criminal justice system to continue.

•

We have had positive COVID-19 cases at our facilities. While we are taking measures to protect our employees and those entrusted to our care, which include, but are not limited to, enhanced hygiene practices, the suspension of visitation (after consultation with our government partners), following guidance provided by the United States Centers for Disease Control and Prevention for Correctional and Detention Facilities, and the separation of vulnerable inmate populations from the rest of the inmate population for their protection, these measures may not be sufficient to prevent or mitigate the spread of COVID-19 among our employees and those entrusted to our care and, as a result, we may face disruptions at our facilities. For example, an inability to fully staff our correctional, detention, and reentry facilities could result in negative consequences, including fines, other penalties, or contract cancellations.

•

Certain government agencies have released, may be considering releasing, or may be experiencing pressure to release, certain inmates and detainees as a result of COVID-19.  It is possible that government agencies, which may include our government partners, could release certain inmates and detainees from correctional, detention, and residential reentry facilities, which could reduce the utilization of our facilities and our services, and could occur as a result of legal decisions. In addition, our government partners could require us to transfer inmates or detainees to other facilities in the event of a COVID-19 outbreak at one of our facilities.

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

•

Government agencies and referring boards have decided, and may continue to decide, to refer residents to home confinement or otherwise reduce the utilization of community facilities, such as our residential reentry facilities.

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

10.1

First Amendment to Term Loan Credit Agreement, dated August 4, 2020, to the Term Loan Credit Agreement, dated as of December 18, 2019 (previously filed as Exhibit 10.1 to the Company's Current Report on Form 8-K (Commission File no. 001-16109), filed with the Commission on August 5, 2020 and incorporated herein by this reference).

10.2

First Amendment to Second Amended and Restated Credit Agreement, dated August 4, 2020, to the Second Amended and Restated Credit Agreement, dated as of April 17, 2018 (previously filed as Exhibit 10.2 to the Company's Current Report on Form 8-K (Commission File no. 001-16109), filed with the Commission on August 5, 2020 and incorporated herein by this reference).

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

101*

The following financial information from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statements of Stockholders' Equity, and (v) the Notes to Consolidated Financial Statements. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

104*	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, formatted in Inline XBRL (included in Exhibit 101).

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CORECIVIC, INC.

Date: November 5, 2020
/s/ Damon T. Hininger
Damon T. Hininger
President and Chief Executive Officer

/s/ David M. Garfinkle
David M. Garfinkle
Executive Vice President, Chief Financial Officer, and Principal Accounting Officer