Form 10-K
period 2020-12-31
CoreCivic, Inc.
filed 2021-02-22
CIK 1070985

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 001-16109

CORECIVIC, INC.

(Exact name of registrant as specified in its charter)

MARYLAND	62-1763875
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5501 VIRGINIA WAY BRENTWOOD, tennessee	37027
(Address of principal executive offices)	(Zip Code)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (615) 263-3000

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $.01 per share	CXW	New York Stock Exchange

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer", "accelerated filer", "smaller reporting company", and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the shares of the registrant's Common Stock held by non-affiliates was approximately $1,109,062,984 as of June 30, 2020 based on the closing price of such shares on the New York Stock Exchange on that day.  The number of shares of the registrant's Common Stock outstanding on February 16, 2021 was 119,637,734.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant's definitive Proxy Statement for the 2021 Annual Meeting of Stockholders, currently scheduled to be held on May 13, 2021, are incorporated by reference into Part III of this Annual Report on Form 10-K.

CORECIVIC, INC.

FORM 10-K

For the fiscal year ended December 31, 2020

CAUTIONARY STATEMENT REGARDING

FORWARD-LOOKING INFORMATION

This Annual Report on Form 10-K, or Annual Report, contains statements as to our beliefs and expectations of the outcome of future events that are forward-looking statements as defined within the meaning of the Private Securities Litigation Reform Act of 1995, as amended.  All statements other than statements of current or historical fact contained in this Annual Report, including statements regarding our future financial position, business strategy, budgets, projected costs and plans, and objectives of management for future operations, are forward-looking statements.  The words "anticipate," "believe," "continue," "could," "estimate," "expect," "intend," "may," "plan," "projects," "will," and similar expressions, as they relate to us, are intended to identify forward-looking statements.  These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from the statements made in this Annual Report.  These include, but are not limited to, the risks and uncertainties associated with:

•

changes in government policy (including the United States Department of Justice, or DOJ, not renewing contracts as a result of President Biden’s Executive Order on Reforming Our Incarceration System to Eliminate the Use of Privately Operated Criminal Detention Facilities, or the Private Prison EO), legislation and regulations that affect utilization of the private sector for corrections, detention, and residential reentry services, in general, or our business, in particular, including, but not limited to, the continued utilization of our correctional and detention facilities by the federal government, and the impact of any changes to immigration reform and sentencing laws (we do not, under longstanding policy, lobby for or against policies or legislation that would determine the basis for, or duration of, an individual's incarceration or detention);

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

•

whether revoking our real estate investment trust, or REIT, election, effective January 1, 2021, and our revised capital allocation strategy can be implemented in a cost effective manner that provides the expected benefits, including facilitating our planned debt reduction initiative and planned return of capital to shareholders;

•	our ability to identify and consummate the sale of additional non-core assets at attractive prices;
•

our ability to successfully identify and consummate future development and acquisition opportunities and our ability to successfully integrate the operations of our completed acquisitions and realize projected returns resulting therefrom;

•

increases in costs to develop or expand real estate properties that exceed original estimates, or the inability to complete such projects on schedule as a result of various factors, many of which are beyond our control, such as the effects of, and delays caused by, COVID-19, weather, the availability of labor and materials, labor conditions, delays in obtaining legal approvals, unforeseen engineering, archeological or environmental problems, and cost inflation, resulting in increased construction costs;

•	our ability, following our revocation of our REIT election, to identify and initiate service opportunities that were unavailable under the REIT structure;
•	our ability to have met and maintained qualification for taxation as a REIT for the years we elected REIT status; and
•	the availability of debt and equity financing on terms that are favorable to us, or at all.

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

RISK FACTORS SUMMARY

Our business faces significant risks and uncertainties. If any of the following risks are realized, our business, financial condition and results of operations could be materially and adversely affected. You should carefully review and consider the full discussion of our risk factors in Part I, Item 1A, "Risk Factors" of this Annual Report. Set forth below is a summary list of the principal risk factors as of the date of the filing of this Annual Report.

•

Resistance to privatization of correctional, detention, and residential reentry facilities, and negative publicity regarding inmate disturbances or perceived poor operational performance, could result in our inability to obtain new contracts, the loss of existing contracts, or other unforeseen consequences.

•	We are subject to fluctuations in occupancy levels, and a decrease in occupancy levels could cause a decrease in revenues and profitability.
•	We are dependent on government appropriations, and our results of operations may be negatively affected by governmental budgetary challenges or government shutdowns.
•

The COVID-19 pandemic has had, and we expect will continue to have, certain negative effects on our business, and such effects may have a material adverse effect on our results of operations, financial condition and cash flows.

•	Competition may adversely affect the profitability of our business.
•	We are subject to terminations, non-renewals, or competitive re-bids of our government contracts.
•	Our ability to secure new contracts to develop and manage correctional, detention, and residential reentry facilities depends on many factors outside our control.
•	We may face community opposition to facility location, which may adversely affect our ability to obtain new contracts.
•	Providing family residential services increases certain unique risks and difficulties compared to operating our other facilities.
•	We may incur significant start-up and operating costs on new contracts before receiving related revenues, which may impact our cash flows and not be recouped.
•

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

•

Failure to comply with facility contracts or with unique and increased governmental regulation could result in material penalties or non-renewal or termination of noncompliant contracts or our other contracts to provide or manage correctional, detention, and residential reentry facilities.

•	We depend on a limited number of governmental customers for a significant portion of our revenues.
•	We may not be able to successfully identify, consummate or integrate acquisitions.
•

As a result of our acquisitions, we have recorded and will continue to record goodwill and other intangible assets. In the future, our goodwill or other intangible assets may become impaired, which could result in material non-cash charges to our results of operations.

•	We are dependent upon our senior management and our ability to attract and retain sufficient qualified personnel.
•	We are subject to various types of litigation.
•	We are subject to necessary insurance costs.
•	We may be adversely affected by inflation.
•

Technological changes or negative changes in the level of acceptance of, or resistance to, the use of electronic monitoring products could cause our electronic monitoring products and other technology to become obsolete or require the redesign of our electronic monitoring products, which could have an adverse effect on our business.

•

We depend on a limited number of third parties to manufacture and supply our electronic monitoring products. If our suppliers cannot provide the products or services we require in a timely manner and with such quality as we expect, our ability to market and sell our electronic monitoring products and services could be harmed.

•

We may be subject to costly product liability claims from the use of our electronic monitoring products, which could damage our reputation, impair the marketability of our products and services and force us to pay costs and damages that may not be covered by adequate insurance.

•	We are subject to risks associated with ownership of real estate.
•	We may be adversely affected by an increase in costs or difficulty of obtaining adequate levels of surety credit on favorable terms.
•

Interruption, delay or failure of the provision of our technology services or information systems, or the compromise of the security thereof, could adversely affect our business, financial condition or results of operations.

•	We are subject to risks related to corporate social responsibility.
•

As an owner and operator of correctional, detention, and residential reentry facilities, we are subject to risks relating to acts of God, outbreaks of epidemic or pandemic disease, terrorist activity and war.

•	Our indebtedness could adversely affect our financial health and prevent us from fulfilling our obligations under our debt securities.
•	Our Credit Agreements, indentures related to our senior notes, and other debt instruments have restrictive covenants that could limit our financial flexibility.
•	Our indebtedness is secured by a substantial portion of our assets.
•

Servicing our indebtedness will require a significant amount of cash or may require us to refinance our indebtedness before it matures.  Our ability to generate cash depends on many factors beyond our control and there is no assurance that we will be able to refinance our debt on acceptable terms, or at all.

•	We are required to repurchase all or a portion of our senior notes upon a change of control, and our Credit Agreements are subject to acceleration upon a change of control.
•	Despite current indebtedness levels, we may still incur more debt.
•	Our ability to incur more secured debt has been further limited by the Term Loan B.
•	Our access to capital may be affected by general macroeconomic conditions.
•

Increasing activist resistance to the use of public-private partnerships for correctional, detention, and residential reentry facilities could impact our ability to obtain financing to grow our business or to refinance existing indebtedness, which could have a material adverse effect on our business, financial condition and results of operations.

•	Rising interest rates would increase the cost of our variable rate debt.
•	Our obligations to pay income taxes will increase beginning in 2021, which will result in a reduction to our earnings, and could have negative consequences to us.
•

We may fail to realize the anticipated benefits of revoking our REIT election and becoming a taxable C Corporation effective January 1, 2021, or those benefits may take longer to realize than expected, if at all, or may not offset the costs of revoking our REIT election and becoming a taxable C Corporation.

•

If we failed to remain qualified as a REIT for those years we elected REIT status, we would be subject to corporate income taxes and would not be able to deduct distributions to stockholders when computing our taxable income for those years.

•	Even if we remained qualified as a REIT for those years we elected REIT status, we may owe taxes under certain circumstances.
•	The market price of our equity securities may vary substantially, which may limit our stockholders' ability to liquidate their investment.
•	The number of shares of our common stock available for future sale could adversely affect the market price of our common stock.
•

Future offerings of debt or equity securities ranking senior to our common stock or incurrence of debt (including under our Bank Credit Facility) may adversely affect the market price of our common stock.

•	Our issuance of preferred stock could adversely affect holders of our common stock and discourage a takeover.
•	Our charter and bylaws and Maryland law could make it difficult for a third party to acquire our company.

PART I.

ITEM 1.	BUSINESS.

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

We are the nation's largest owner of partnership correctional, detention, and residential reentry facilities and one of the largest prison operators in the United States.  We also believe we are the largest private owner of real estate used by U.S. government agencies.  As of December 31, 2020, through our CoreCivic Safety segment, we operated 47 correctional and detention facilities, 42 of which we owned, with a total design capacity of approximately 70,000 beds. Through our CoreCivic Community segment, we owned and operated 27 residential reentry centers with a total design capacity of approximately 5,000 beds.  In addition, through our CoreCivic Properties segment, we owned 15 properties for lease to third parties and used by government agencies, totaling 2.7 million square feet.

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

We have operated as a REIT from January 1, 2013 through December 31, 2020.  As a REIT, we have provided services and conducted other business activities through taxable REIT subsidiaries, or TRSs.  A TRS is a subsidiary of a REIT that is subject to applicable corporate income tax and certain qualification requirements.  Our use of TRSs has enabled us to comply with REIT qualification requirements while providing correctional services at facilities we own and at facilities owned by our government partners and to engage in certain other business operations.  A TRS is not subject to the distribution requirements applicable to REITs so it may retain income generated by its operations for reinvestment.

As a REIT, we generally have not been subject to federal income taxes on our REIT taxable income and gains that we distribute to our stockholders, including the income derived from our real estate and dividends we have earned from our TRSs. However, our TRSs have been required to pay income taxes on their earnings at regular corporate income tax rates.

As a REIT, we generally have been required to distribute annually to our stockholders at least 90% of our REIT taxable income (determined without regard to the dividends paid deduction and excluding net capital gains). Our REIT taxable income does not typically include income earned by our TRSs except to the extent our TRSs paid dividends to the REIT.

On June 17, 2020, we announced that our Board of Directors, or BOD, was evaluating corporate structure and capital allocation alternatives.  Concurrently, the BOD suspended our quarterly dividend while we assessed how best to use our free cash flow to build shareholder value, maintain service excellence, and offer and implement unique solutions for our government partners and the communities in which we serve.  On August 5, 2020, we announced that the BOD concluded its analysis and unanimously approved a plan to revoke our REIT election and become a taxable C Corporation, effective January 1, 2021.  The BOD also voted unanimously to discontinue our quarterly dividend and prioritize allocating our free cash flow to reduce debt levels.  As a result, we will no longer be required to operate under REIT rules, including the requirement to distribute at least 90% of our taxable income to our stockholders, which will provide us with greater flexibility to use our free cash flow.  Beginning January 1, 2021, we will be subject to federal and state income taxes on our taxable income at applicable tax rates, and will no longer be entitled to a tax deduction for dividends paid. However, we believe this conversion will improve our overall credit profile and lower our overall cost of capital.  Following our first priority of reducing debt, we expect to allocate a substantial portion of our free cash flow to returning capital to our shareholders and pursue alternative growth opportunities.  This conversion will also provide us with significantly more liquidity, which will enable us to reduce our reliance on the capital markets and reduce the size of our Second Amended and Restated Credit Agreement, or Bank Credit Facility, in the future.  We continued to operate as a REIT for the 2020 tax year, and existing REIT requirements and limitations, including those established by our organizational documents, remained in place until January 1, 2021.

Our ongoing operations are organized into three principal business segments:

•

CoreCivic Safety segment, consisting of the 47 correctional and detention facilities that are owned, or controlled via a long-term lease, and managed by CoreCivic, as well as those correctional and detention facilities owned by third parties but managed by CoreCivic. CoreCivic Safety also includes the operating results of our subsidiary that provides transportation services to governmental agencies, TransCor America, LLC, or TransCor.

•

CoreCivic Community segment, consisting of the 27 residential reentry centers that are owned, or controlled via a long-term lease, and managed by CoreCivic.  CoreCivic Community also includes the operating results of our electronic monitoring and case management services.

•	CoreCivic Properties segment, consisting of the 15 real estate properties owned by CoreCivic for lease to third parties and used by government agencies.

For the years ended December 31, 2020, 2019, and 2018, our total segment net operating income, which we define as a facility's revenues (including interest income associated with finance leases) less operating expenses, was divided among our three business segments as follows:

	For the Years Ended December 31,
	2020	2019	2018
Segment:
Safety	82.2%	85.2%	87.1%
Community	3.4%	5.0%	4.8%
Properties	14.4%	9.8%	8.1%

Our customers primarily consist of federal, state, and local government agencies.  Federal correctional and detention authorities primarily consist of U.S. Immigration and Customs Enforcement, or ICE, the United States Marshals Service, or the USMS, and the Federal Bureau of Prisons, or the BOP.  Payments by federal correctional and detention authorities represented 52%, 51%, and 48% of our total revenue for the years ended December 31, 2020, 2019, and 2018, respectively.

Our customer contracts for providing bed capacity and correctional, detention, and residential reentry services in our CoreCivic Safety and CoreCivic Community segments typically have terms of three to five years and contain multiple renewal options.  Most of our facility contracts also contain clauses that allow the government agency to terminate the contract at any time without cause, and our facility contracts are generally subject to annual or bi-annual legislative appropriations of funds.  Notwithstanding these termination clauses, the contract renewal rate for properties we owned and operated in these segments was 94% over the five years ended December 31, 2020. The government lease agreements in our CoreCivic Properties segment typically have terms of five to twenty years including renewal options, and generally have more restrictive termination clauses. At December 31, 2020, the lease agreements in our CoreCivic Properties segment had a weighted average lease term of 8.6 years remaining.

In our CoreCivic Safety and CoreCivic Community segments, we are compensated for providing bed capacity and correctional, detention, and residential reentry services at a per diem rate based upon actual or minimum guaranteed occupancy levels.  Occupancy rates for a particular facility are typically low when first opened or immediately following an expansion.  However, beyond the start-up period, which typically ranges from 90 to 180 days, the occupancy rate tends to stabilize. Our occupancy rates have declined due to the effects of COVID-19, as further described hereafter.  The average compensated occupancy of our correctional, detention, and residential reentry facilities, based on rated capacity was as follows for the years 2020, 2019, and 2018:

	2020	2019	2018
CoreCivic Safety facilities	75%	82%	81%
CoreCivic Community facilities	62%	76%	80%
Total	74%	82%	81%

The average compensated occupancy of our CoreCivic Safety and CoreCivic Community facilities, excluding idled facilities, was 82%, 93%, and 93% for the years 2020, 2019, and 2018, respectively.

In our CoreCivic Properties segment, we own properties for lease to third parties and used by government agencies where our occupancy percentage is based on leased square feet rather than bed capacity.  The average occupancy of the 15 properties comprising our CoreCivic Properties segment portfolio as of December 31, 2020 was 99%, 99% and 100% for the years 2020, 2019, and 2018, respectively.

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

While we remain focused on our commitment, due to COVID-19, we experienced a reduction in the number of individuals who benefited from our reentry and educational programs in 2020 when compared to prior years.  As a result of our efforts to mitigate the spread of COVID-19 by inhibiting the movement and interactions of individuals in and around our facilities, our reentry programs were significantly disrupted.  We intend to work with our government partners and follow national health standards in reinstating these reentry programs to their full capacity.

We provide a wide range of evidence-based reentry programs and activities in our facilities.  At most of the facilities we manage, offenders have the opportunity to enhance their basic education from literacy through earning a high school equivalency certificate endorsed by their respective state. In some cases, we also provide opportunities for postsecondary educational achievements and chances to participate in college degree programs.  A number of our facilities that care for non-U.S. citizens offer adult education curricula recognized by several nations to which these offenders may return, including a curriculum offered in conjunction with the Mexican government.  We also provide an Adult Education in Spanish program for offenders with that specific language need.

For the offenders who are close to taking their high school equivalency exam (either the GED or the HiSET), we have invested in the equipment needed to use the GED/HiSET Academy software program, which is an offline software program providing over 200 hours of individualized lessons up to a 12th grade level. The GED/HiSET Academy incorporates teaching best practices and provides an atmosphere to engage and motivate students to learn everything they need to know to pass the GED/HiSET exam.  According to a 2018 study published in the Journal of Experimental Criminology, inmates participating in correctional education programs were 28% less likely to recidivate when compared with inmates who did not participate in correctional education programs.

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

We are proud of the educational programs we offer and intend to maintain and continue to develop such programs. Examples of programs we've recently offered include:

•

In 2020, our Lee Adjustment Center in Kentucky implemented "Interview School," a web-based artificial intelligence software for practicing job interviews. Interview School conducts job-specific interviews and provides feedback on tone, confidence, and answer content. We plan to implement Interview School at additional facilities in 2021.

•

In 2019, we partnered with Persevere, a national non-profit organization, to offer offenders at our Trousdale Turner facility in Tennessee an opportunity to learn software coding and job readiness/employability skills specific to the technology field.  In 2020, the partnership with Persevere was expanded to include our Red Rock Correctional Center in Arizona.  The instructor-led, self-paced program utilizes both a coding instructor and a Technology Employability Specialist to ensure students are learning the craft and how to obtain and maintain a job in the field, post-incarceration.  Additionally, the program is split into two phases that allows students to become certified Front-end Developers (phase 1) and Full Stack Developers (phase 2) upon completion.

•

In 2019, we increased our post-secondary educational offerings by growing our relationship with Ashland University, based in Ohio, to deliver college-level programming to offenders at our Jenkins, Wheeler, and Coffee correctional facilities in Georgia.  In 2020, we also began offering the college-level programming at our Northeast Ohio facility in Ohio.  This relationship with Ashland University allows enrollees to obtain an Associate's Degree in General Studies or a Bachelor's Degree in Communication Studies or Interdisciplinary Studies at no cost to them through Pell Grant funding.  Students access coursework, tests, and interact with their instructors through a secure Learning Management System via a tablet computer.

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

•

In 2016, our Coffee and Wheeler facilities in Georgia implemented state-of-the-art Diesel Maintenance and Welding programs in coordination with the Georgia Department of Corrections, or GDOC, enabling students to earn trade certificates from nearby community colleges.

For those with assessed substance abuse disorders, we offer cognitive behavioral evidence-based treatment programs with proven clinical outcomes, such as the Residential Drug Abuse Program.  We offer both therapeutic community models and intensive outpatient programs.  We also offer drug and alcohol use education/DWI programs at some of our locations.  Our goal in providing substance abuse treatment is to stimulate internal motivation for change and progress through the stages of change so that lasting behavioral change can occur.  Our drug and alcohol education programs help participants understand their relationships with drugs and alcohol and the links between drug and alcohol use and crime, as well as assisting them in making better choices that can lead to healthier relationships in their lives.  According to a study by the Florida State University College of Criminology and Criminal Justice, "An Assessment of Substance Abuse Treatment Programs in Florida's Prisons Using a Random Assignment Experimental Design" submitted to the National Institute of Justice, Office of Justice Programs, U.S. Department of Justice in 2016, inmates who completed addiction treatment in prison have significantly lower recidivism levels regardless of the treatment model used.

Additional program offerings include our Victim Impact Programs, available at a number of our Safety and Community facilities, which seek to educate offenders about the negative effects their criminal conduct can have on others.  All of our facility chaplains facilitate diverse and inclusive opportunities for those in our care to engage in the practice of spirituality and to exercise individual religious freedom.  In several facilities, we offer faith-based programs with an emphasis on character development, spiritual growth, and successful reentry.  Presently, we utilize Threshold, as an innovative, evidence-based inter-faith component of comprehensive reentry services.

Our Reentry and Life Skills programs prepare individuals for life after incarceration by teaching them how to successfully conduct a job search, how to manage their budget and financial matters, parenting skills, and relationship and family skills.  Equally significant, we offer cognitive behavioral programs aimed at changing anti-social attitudes and behaviors in offenders, with a focus on altering the level of criminal thinking.  In 2017, we introduced a comprehensive reentry strategy we call "Go Further," a forward thinking, process approach to reentry.  "Go Further" encompasses all facility reentry programs, adds a proprietary cognitive/behavioral curriculum, and encourages staff and offenders to take a collaborative approach to assist in reentry preparation.  In 2020, we expanded our offering by completing the first implementation of "Go Further" in one of our community corrections facilities.

In 2020, we developed and launched our first "Go Further Release" program in Albuquerque, New Mexico. Go Further Release is a program that provides stabilization services and reentry coaching to individuals being released from our facilities. The program provides "Reach-in" services during the returning citizen's last 90 days of incarceration which are designed to prepare individuals for release and make a connection with a reentry coach that will provide support to them after release. "Stabilization and Reentry Coaching" services are provided during an individual's first 90 days of release and an ongoing community support group is available as long as needed. All services are free of charge.

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

To further underscore our long-term commitment to reducing recidivism, since October 2017, we have maintained a nationwide initiative to advocate for a range of government policies that will help former offenders successfully reenter society and stay out of prison. As part of this continued initiative, we apply government relations resources and expertise to advocate for the following policies:

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

In 2020, we announced that we will publicly advocate at the federal and state levels for a slate of new policies that will help people succeed in their communities after being released from prison.  Specifically, we pledged our support for Pell Grant Restoration, Voting Rights Restoration and Licensure Reform Policies.  Also in 2020, we partnered and made an investment in Prison Fellowship, a leading advocate for criminal justice reform serving approximately 550,000 current and formerly incarcerated individuals and their family members each year.  Through a network of programming and advocacy efforts, the organization seeks to effect positive change at every level of the criminal justice system. We have committed to a multi-year partnership in Prison Fellowship's Warden Exchange program, a residency and online professional development program that enables wardens to share reentry best practices and problem solve amongst a peer group. We believe that as successful as we may be with our work inside our facilities, offenders still face embedded societal barriers when they return to their communities.  Supporting recidivism-reducing policies is one way we can bridge the gap and give the men and women entrusted in our care a better opportunity at never returning to prison.

Operating guidelines.

The American Correctional Association, or ACA, is an independent organization comprised of corrections professionals that establishes accreditation standards for correctional and detention facilities around the world.  Outside agency standards, such as those established by the ACA, provide us with the industry's most widely accepted operational guidelines.  ACA accredited facilities must be audited and re-accredited at least every three years.  We have sought and received ACA accreditation for 36, or approximately 90%, of the eligible facilities we operated as of December 31, 2020, excluding our residential reentry facilities.  During 2020, five of the facilities we manage were newly accredited or re-accredited by the ACA with an average score of 99.5%, making our portfolio average also 99.5%.

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

In addition, our facilities are operated in compliance with the Prison Rape Elimination Act, or PREA, standards.  All confinement facilities covered under the PREA standards must be audited at least every three years to maintain compliance with the PREA standards. We utilize DOJ certified PREA auditors to help ensure that all facilities operate in compliance with applicable PREA regulations.

Our facilities operate under these established standards, policies, and procedures, and also are subject to annual audits by our Quality Assurance Division, or QAD, which operates under, and reports directly to, our Office of General Counsel and acts independently from our Operations Division. Through the QAD, we have devoted significant resources to ensuring that our facilities meet outside agency and accrediting organization standards and guidelines.

The QAD employs a team of full-time auditors, who are subject matter experts from all major disciplines within institutional operations.  Annually, QAD auditors generally conduct unannounced on-site evaluations of each CoreCivic Safety facility we operate using specialized audit tools, typically containing more than 1,000 audit indicators across all major operational areas. In most instances, these audit tools are tailored to facility and partner specific requirements. In 2020, due to the impact of COVID-19, many of the QAD's annual facility audits were announced and conducted remotely, or conducted through a combination of remote and limited onsite reviews. We expect these remote and hybrid audit practices to continue for at least the first half of 2021. In addition, audit teams provide guidance to facility staff on operational best practices and assist staff with addressing specific areas of need, such as meeting requirements of new partner contracts and providing detailed training on compliance requirements for new departmental managers.

The QAD management team coordinates overall operational auditing and compliance efforts across all correctional, detention, and residential reentry facilities we manage.  In conjunction with subject matter experts and other stakeholders having risk management responsibilities, the QAD management team develops performance measurement tools used in facility audits. The QAD management team provides governance of the corrective action plan process for any items of nonconformance identified through internal and external facility reviews. Our QAD also contracts with teams of ACA certified correctional auditors to evaluate compliance with ACA standards at accredited facilities.  Similarly, the QAD routinely incorporates a review of facility compliance with key ACA standards and PREA regulations during annual audits of company facilities.

In addition to our own internal audit and contract compliance efforts, we are also subject to oversight by our government partners.  As part of their standard monitoring and compliance programs, approximately 71% of our federal and state government partners typically conduct formal contract-compliance audits and inspections at least annually at CoreCivic Safety facilities.  In addition to these annual audits of our facilities, many partners conduct additional area-specific operational audits and inspections on a more frequent basis, including monthly, quarterly, and semi-annually.  Some of these audits and facility inspections by our partners are conducted on an unannounced basis. In 2020, our government partners conducted over 165 annual, semi-annual, quarterly, and monthly compliance audits and inspections at our CoreCivic Safety facilities. In addition, the majority of our federal and state government partners employ on-site contract monitors who monitor performance and contract compliance at our facilities on a full- or part-time basis. In 2020, approximately 93% of the CoreCivic Safety facilities we manage have an onsite contract monitor.

Business Development

We believe we own, or control via a long-term lease, approximately 58% of all privately owned prison beds in the United States, manage nearly 39% of all privately managed prison beds in the United States, and are currently the second largest private owner and provider of community corrections services in the nation.  We also believe that we are the largest private owner of real estate used by U.S. government agencies.  Under the direction of our partnership development department, we market our facilities and services to government agencies responsible for federal, state, and local correctional, detention, and residential reentry facilities in the United States.  Under the direction of our real estate department, we intend to continue to pursue opportunities to help our government partners meet their infrastructure needs, primarily through the development and redevelopment of criminal justice sector assets that we believe have favorable investment returns, diversify our cash flows, and increase value to our stockholders.  We will also respond to customer demand and may develop or expand correctional and detention facilities when we believe potential long-term returns justify the capital deployment.

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

Additionally, on January 26, 2021, President Biden issued the Private Prison EO.  The Private Prison EO directs the Attorney General to not renew DOJ contracts with privately operated criminal detention facilities.  Two agencies of the DOJ, the BOP and the USMS, utilize our services.  The BOP houses inmates who have been convicted, and the USMS is generally responsible for detainees who are awaiting trial.  The BOP has experienced a steady decline in inmate populations over the last seven years, a trend that has been accelerated by the COVID-19 pandemic.  We currently have one prison contract with the BOP, accounting for 2% ($39.2 million) of our total revenue for the year ended December 31, 2020, which was recently renewed through November 2022.

Unlike the BOP, the USMS does not own detention capacity and relies on the private sector, along with county jails, for its detainee population. We do not believe the USMS currently has sufficient capacity that satisfies their current needs without the private sector, and we are not currently aware of an alternative solution for the USMS. We currently have eight detention facilities that have separate contracts where the USMS is the primary customer that all expire at various times over the next several years, with the exception of two contracts that have indefinite terms.  Non-renewal of these contracts would have a material adverse effect on our business, financial condition, and results of operations.  For the year ended December 31, 2020, USMS accounted for 21% ($396.3 million) of our total revenue.

In February 2021, President Biden announced plans to allow certain migrants to pursue asylum in the United States while awaiting their proceedings in immigration courts, reversing a policy of the prior administration, which required these asylum seekers to wait in Mexico during the pendency of their immigration court proceedings.

Federal revenues from contracts at correctional, detention, and residential reentry facilities that we operate decreased 1.4% from $1,013.8 million during 2019 to $999.2 million during 2020.  Partially offset by several mitigating factors, as further described in Management's Discussion and Analysis of Financial Condition and Results of Operations, or MD&A, the decrease in federal revenues from 2019 to 2020 was primarily a result of COVID-19.  At the beginning of 2020, we expected a reduction in ICE populations throughout 2020 compared with 2019 because of a dramatic rise in such populations during 2019, when southern border apprehensions reached the highest levels in over a decade, as we did not believe these high levels would be sustained.  However, the decision near the end of the first quarter of 2020, which continued throughout the duration of 2020, by the federal government to deny entry at the United States southern border to asylum-seekers and anyone crossing the southern border without proper documentation or authority in an effort to contain the spread of COVID-19 amplified the reduction in people being apprehended and detained by ICE during 2020.

State revenues from contracts at correctional, detention, and residential reentry facilities that we operate constituted 33%, 34%, and 39% of our total revenue during 2020, 2019, and 2018, respectively, and decreased 5.5% from $673.4 million during 2019 to $636.3 million during 2020.  In addition to the effect of an overall decline in state inmate populations resulting from COVID-19 during 2020, the decrease in state revenues from 2019 to 2020 was also a result of the completion of the transfer of California inmates held in our out-of-state facilities back to the state of California during the second quarter of 2019, as further described in MD&A.  No state partner accounted for 10% or more of our total revenue during these years.

Prior to the COVID-19 pandemic, several of our state partners had been experiencing improvements in their budgets, which helped us secure recent per diem increases at certain facilities.  Further, several of our existing state partners, as well as prospective state partners, have been experiencing growth in offender populations and overcrowded conditions, are considering alternative correctional capacity for their aged and inefficient infrastructure, or are seeking cost savings by utilizing the private sector.  Since the beginning of 2018, we have completed the intake of new inmate populations as a result of new contracts with Idaho, Kansas, Kentucky, Mississippi, Ohio, Nevada, South Carolina, and Vermont.

The COVID-19 pandemic has had, and we currently expect that the COVID-19 pandemic will continue to have, a negative impact on many of our state partners' budgets, though we cannot predict the ultimate impact COVID-19 will have on our revenue and per diem rates from our state partners.  We have implemented enhanced hygiene practices, suspended visitation in consultation with our government partners, separated vulnerable inmate populations for their additional protection, followed guidelines provided by the United States Centers for Disease Control and Prevention, or CDC, for Correctional and Detention Facilities, and have taken many other actions intended to limit the spread of COVID-19 among our staff and residents within our correctional, detention, and reentry facilities.  However, we cannot predict government responses to an increase in staff or residents testing positive for COVID-19 within public and private correctional, detention and reentry facilities, nor can we predict COVID-19 related restrictions on individuals, businesses, and services that disrupt the criminal justice system.  Certain government agencies have released, may be considering releasing, or may be experiencing pressure to release, certain inmates and detainees as a result of COVID-19, including those inmates and detainees considered vulnerable to serious illness or death in the event of COVID-19 infection, those with sentences ending in the next year, or those being held on a minor supervision violation.  Further, we cannot predict government policies on prosecutions and newly ordered legal restrictions as a result of COVID-19 that affect the number of people placed in correctional, detention, and reentry facilities. We currently expect the federal government’s policy of denying entry at the United States southern border to asylum-seekers and anyone crossing the southern border without proper documentation or authority, as well as the disruptions to the criminal justice system, to persist at least until a widely accepted treatment and/or vaccine for COVID-19 is widely disseminated, which could result in a further reduction in the number of offenders placed in our facilities.  Such actions could, either alone or in combination, have a material effect on our financial position, results of operations and cash flows.

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

Following our first priorities of debt reduction, which may include the purchase of our outstanding debt in open market transactions, privately negotiated transactions or otherwise, and managing through the COVID-19 pandemic, we believe the revocation of our REIT election and conversion to a taxable C Corporation, effective January 1, 2021, will allow us to allocate a substantial portion of our free cash flow to returning capital to our shareholders and to pursuing attractive growth opportunities.  We believe that we can further develop our business by, among other things:

•

Maintaining and expanding our existing customer relationships and filling existing capacity within our facilities, while maintaining an adequate inventory of available capacity that we believe provides us with flexibility and a competitive advantage when bidding for new management contracts;

•	Enhancing the terms of our existing contracts and expanding the services we provide under those contracts;
•	Pursuing additional opportunities to lease our facilities to government and other third-party operators in need of correctional, detention, and residential reentry capacity;
•	Pursuing mission-critical real estate solutions for government agencies focused on, but not limited to, corrections and detention real estate assets;
•	Pursuing other asset acquisitions and business combinations through transactions with non-government third parties;
•	Maintaining and expanding our focus on community corrections and reentry programming that align with the needs of our government partners;

•

Pursuing additional opportunities that expand the scope of non-residential correctional alternative solutions we provide to government agencies, including those that were not available to us under the REIT structure; and

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

2020 Accomplishments

In spite of, and in some instances, as a result of, the challenges presented by COVID-19 on our business in 2020, we entered into a number of new contracts, renewed several other significant contracts, and completed numerous other transactions and milestones, including the following:

CoreCivic Safety:

•

Developed and launched our first "Go Further Release" program in Albuquerque, New Mexico. Go Further Release is a program that provides stabilization services and reentry coaching to individuals being released from our facilities. The program provides "Reach-in" services during the returning citizen's last 90 days of incarceration which are designed to prepare individuals for release and make a connection with a reentry coach that will provide support to them after release. "Stabilization and Reentry Coaching" services are provided during an individual's first 90 days of release and an ongoing community support group is available as long as needed. All services are free of charge.

•

Implemented "Interview School," a web-based artificial intelligence software for practicing job interviews, at our Lee Adjustment Center in Kentucky.  Interview School conducts job-specific interviews and provides feedback on tone, confidence, and answer content.

•

Executed an emergency contract with the state of Mississippi to care for up to 375 of Mississippi's inmates at our 2,672-bed Tallahatchie County Correctional Facility in Mississippi.  The contract was subsequently expanded to up to 1,000 inmates.

•

Executed a new contract with the state of Idaho to care for up to 1,200 adult male offenders at our 1,896-bed Saguaro Correctional facility in Arizona, and other facilities by mutual agreement.  The new management contract has an initial term of five years, with unlimited extension options thereafter upon mutual agreement.

•

The USMS executed a new contract for our 1,600-bed Cimarron Correctional Facility in Oklahoma. We had previously announced our intention to idle the Cimarron facility, predominantly due to a lower number of inmate populations from the state of Oklahoma resulting from COVID-19, combined with the consequential impact of COVID-19 on the State's budget. The new management contract has an initial term of three years, with unlimited 24-month extension options thereafter upon mutual agreement.

CoreCivic Community:

•

Executed a new contract with the BOP for residential reentry and home confinement services at our previously idled 289-bed Turley Residential Center and at our 494-bed Oklahoma Reentry Opportunity Center, both in Oklahoma. The new management contract has an effective date of February 1, 2021 and an initial term of one year, with four one-year renewal options.

CoreCivic Properties:

•

Completed the construction and commenced the 20-year lease of the new 2,432-bed Lansing Correctional Facility in Kansas.  The new Lansing facility replaced Kansas' largest correctional complex for adult male inmates, which was originally constructed in 1863.

•

Commenced the lease with the KYDOC, for our previously idled 656-bed Southeast Correctional Complex in Wheelwright, Kentucky, formerly known as the Southeast Kentucky Correctional Facility. The lease has an initial term of ten years and includes five two-year renewal options.

•

Completed the sale of 42 non-core government-leased properties in a single transaction to a third party for an aggregate price of $106.5 million, generating net proceeds of $27.8 million after the repayment of non-recourse mortgage notes associated with some of the properties and other transaction-related costs.

Response to COVID-19:

•

Created a "COVID-19 Response Committee," including a robust group of various subject-matter-experts and chaired by one of our officers with an extensive background in emergency crisis management, including managing inmates with infectious diseases.

•	Helped to promote the safety and welfare of those within our care through actions including, but not limited to:
o	Coordinating a multitude of COVID-19 testing events, in conjunction with our business partners and local health departments;
o	Providing personal protection equipment, or PPE, including masks and personal hygiene items;
o	Educating those in our care on the mitigation of COVID-19 transmission and encouraging the basics of good hygiene;
o	Providing free phone calls;
o	Waiving nominal medical co-pays; and
o	Expanding the use of computer tablets to assist with the ability to maintain contact with family and friends.
•	Demonstrated support for the communities in which we operate through actions including, but not limited to:
o	Offering one of our idled facilities in Minnesota at no cost to serve as a regional health center;
o	Producing more than 61,000 masks and 1,000 protective gowns; and
o	Donating to United Way and the Second Harvest Food Bank's specific needs related to COVID-19 for the greater Nashville, Tennessee community.

•	Helped to promote the safety and welfare of our employees through actions including, but not limited to:
o	Implementing entry screening measures for all of our facilities that are consistent with the CDC guidelines for correctional, detention, and residential living environments;
o	Providing PPE and other supplies;
o	Educating our staff on mitigation of COVID-19 transmission and encouraging the basics of good hygiene;
o	Expanding our Personal Time Off, or PTO, policies for sick employees or those caring for a family member, and providing an additional day of PTO;
o	Waiving in-network member-cost-share for telehealth visits with employees' own providers who deliver certain services;
o	Paying $6.3 million in Hero Bonuses to recognize the hard work and dedication of our facility staff; and
o	Providing quarantine pay of approximately $8.4 million to encourage employees to remain home should they experience COVID-19 symptoms or be required to be absent from work due to COVID-19 exposure.

Corporate and Other:

•	Approved and began implementation of a plan to revoke our REIT election and become a taxable C Corporation, effective January 1, 2021, providing us with greater financial flexibility.
•	Repaid approximately $200.0 million of indebtedness, net of the change in cash.
•

Publicly advocated at the federal and state levels for a slate of new policies that will help people succeed in their communities after being released from prison.  Specifically, we pledged our support for Pell Grant Restoration, Voting Rights Restoration and Licensure Reform Policies.

•

Issued our second Environmental, Social and Governance, or ESG, report which summarizes our impacts and aspirational goals across environmental, social, and governance topics. The report details our commitment to reducing the national recidivism crisis, and provides quantified evidence of progress being made toward company-wide reentry goals.

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

As of December 31, 2020, through our CoreCivic Safety segment, we operated 47 correctional and detention facilities, 42 of which we owned and managed and five of which we managed, and were owned by our government partners.  Through our CoreCivic Community segment, we also owned and managed 27 residential reentry centers.  Owned and managed facilities include facilities placed into service that we own or control via a long-term lease and manage.  The following table includes certain information regarding each facility, including the term of the primary customer contract related to such facility.

Facility Name	Primary Customer	Design Capacity (A)	Security Level	Facility Type (B)	Term	Remaining Renewal Options (C)
CoreCivic Safety Facilities:

Safety - Owned and Managed:
Central Arizona Florence Correctional Complex	USMS	4,128	Multi	Detention	Sep-23	(1) 5 year
Florence, Arizona

Eloy Detention Center	ICE	1,500	Medium	Detention	Indefinite	—
Eloy, Arizona

La Palma Correctional Center	ICE	3,060	Multi	Detention	Indefinite	—
Eloy, Arizona

Red Rock Correctional Center (D)	State of Arizona	2,024	Medium	Correctional	Jul-26	(2) 5 year
Eloy, Arizona

Saguaro Correctional Facility	State of Hawaii	1,896	Multi	Correctional	Jul-21	—
Eloy, Arizona

Leo Chesney Correctional Center	Idled 2015	240	—	—	—	—
Live Oak, California

Otay Mesa Detention Center	ICE	1,994	Minimum/	Detention	Dec-24	(2) 5 year
San Diego, California			Medium

Bent County Correctional Facility	State of Colorado	1,420	Medium	Correctional	Jun-21	—
Las Animas, Colorado

Crowley County Correctional Facility	State of Colorado	1,794	Medium	Correctional	Jun-21	—
Olney Springs, Colorado

Huerfano County Correctional Center	Idled 2010	752	Medium	Correctional	—	—
Walsenburg, Colorado

Kit Carson Correctional Center	Idled 2016	1,488	Medium	Correctional	—	—
Burlington, Colorado

Coffee Correctional Facility (E)	State of Georgia	2,312	Medium	Correctional	Jun-21	(13) 1 year
Nicholls, Georgia

Jenkins Correctional Center (E)	State of Georgia	1,124	Medium	Correctional	Jun-21	(14) 1 year
Millen, Georgia

McRae Correctional Facility	BOP	1,978	Medium	Correctional	Nov-22	—
McRae, Georgia

Stewart Detention Center	ICE	1,752	Medium	Detention	Indefinite	—
Lumpkin, Georgia

Facility Name	Primary Customer	Design Capacity (A)	Security Level	Facility Type (B)	Term	Remaining Renewal Options (C)

Wheeler Correctional Facility (E)	State of Georgia	2,312	Medium	Correctional	Jun-21	(13) 1 year
Alamo, Georgia

Leavenworth Detention Center	USMS	1,033	Maximum	Detention	Dec-21	(1) 5 year
Leavenworth, Kansas

Lee Adjustment Center	Commonwealth of	816	Multi	Correctional	Jun-21	—
Beattyville, Kentucky	Kentucky

Marion Adjustment Center	Idled 2013	826	Minimum/	Correctional	—	—
St. Mary, Kentucky			Medium

Prairie Correctional Facility	Idled 2010	1,600	Medium	Correctional	—	—
Appleton, Minnesota

Adams County Correctional Center	ICE	2,232	Medium	Detention	Aug-24	Indefinite
Adams County, Mississippi

Tallahatchie County Correctional Facility (F)	USMS	2,672	Multi	Correctional	Jun-22	Indefinite
Tutwiler, Mississippi

Crossroads Correctional Center (G)	State of Montana	664	Multi	Correctional	Jun-21	(1) 2 year
Shelby, Montana

Nevada Southern Detention Center	USMS	1,072	Medium	Detention	Sep-25	(1) 5 year
Pahrump, Nevada

Elizabeth Detention Center	ICE	300	Minimum	Detention	Aug-21	—
Elizabeth, New Jersey

Cibola County Corrections Center	USMS	1,129	Medium	Detention	Indefinite	—
Milan, New Mexico

Northwest New Mexico Correctional Center	State of New Mexico	596	Multi	Correctional	Jun-24	—
Grants, New Mexico

Torrance County Detention Facility	ICE	910	Multi	Detention	May-24	Indefinite
Estancia, New Mexico

Lake Erie Correctional Institution (H)	State of Ohio	1,798	Medium	Correctional	Jun-32	Indefinite
Conneaut, Ohio

Northeast Ohio Correctional Center	State of Ohio	2,016	Medium	Correctional	Jun-32	Indefinite
Youngstown, Ohio

Cimarron Correctional Facility	USMS	1,600	Multi	Correctional	Sep-23	Indefinite
Cushing, Oklahoma

Davis Correctional Facility (I)	State of Oklahoma	1,670	Multi	Correctional	Jun-21	—
Holdenville, Oklahoma

Facility Name	Primary Customer	Design Capacity (A)	Security Level	Facility Type (B)	Term	Remaining Renewal Options (C)

Diamondback Correctional Facility	Idled 2010	2,160	Multi	Correctional	—	—
Watonga, Oklahoma

Trousdale Turner Correctional Center	State of Tennessee	2,552	Multi	Correctional	Jun-21	—
Hartsville, Tennessee

West Tennessee Detention Facility	USMS	600	Multi	Detention	Sep-21	(4) 2 year
Mason, Tennessee

Whiteville Correctional Facility (J)	State of Tennessee	1,536	Medium	Correctional	Jun-21	—
Whiteville, Tennessee

Eden Detention Center	USMS	1,422	Medium	Correctional	Indefinite	—
Eden, Texas

Houston Processing Center	ICE	1,000	Medium	Detention	Aug-21	(9) 1 year
Houston, Texas

Laredo Processing Center	ICE	258	Minimum/	Detention	Jul-23	Indefinite
Laredo, Texas			Medium

South Texas Family Residential Center	ICE	2,400	—	Residential	Sep-26	—
Dilley, Texas

T. Don Hutto Residential Center	ICE	512	Medium	Detention	Jul-21	(9) 1 year
Taylor, Texas

Webb County Detention Center	ICE	480	Medium	Detention	Feb-23	Indefinite
Laredo, Texas

Safety - Managed Only:
Citrus County Detention Facility	Citrus County, FL	760	Multi	Detention	Sep-30	(2) 5 year
Lecanto, Florida

Lake City Correctional Facility	State of Florida	893	Medium	Correctional	Jun-22	Indefinite
Lake City, Florida

Marion County Jail	Marion County, IN	1,030	Multi	Detention	Dec-27	—
Indianapolis, Indiana

Hardeman County Correctional Facility	State of Tennessee	2,016	Medium	Correctional	Jun-24	—
Whiteville, Tennessee

South Central Correctional Center	State of Tennessee	1,676	Medium	Correctional	Jun-23	(1) 2 year
Clifton, Tennessee

Facility Name	Primary Customer	Design Capacity (A)	Security Level	Facility Type (B)	Term	Remaining Renewal Options (C)

CoreCivic Community Facilities:

CAI Boston Avenue	State of California	120	—	Community	Jun-24	—
San Diego, California				Corrections

CAI Ocean View	BOP	483	—	Community	May-21	—
San Diego, California				Corrections

Adams Transitional Center	Adams County	102	—	Community	Jun-21	—
Denver, Colorado				Corrections

Arapahoe Community Treatment Center	Arapahoe County	135	—	Community Corrections	Jun-21	—
Englewood, Colorado

Centennial Community Transition Center	Arapahoe County	107	—	Community Corrections	Jun-21	—
Englewood, Colorado

Columbine Facility	Idled 2020	60	—	Community	—	—
Denver, Colorado				Corrections

Commerce Transitional Center	Adams County	136	—	Community	Jun-21	—
Commerce City, Colorado				Corrections

Dahlia Facility	Denver County	120	—	Community	Jun-21	—
Denver, Colorado				Corrections

Fox Facility and Training Center	Denver County	90	—	Community	Jun-21	—
Denver, Colorado				Corrections

Henderson Transitional Center (K)	Adams County	184	—	Community	Jan-21	—
Henderson, Colorado				Corrections

Longmont Community Treatment Center	Boulder County	69	—	Community Corrections	Jun-21	(3) 1 year
Longmont, Colorado

Ulster Facility	Denver County	90	—	Community	Jun-21	—
Denver, Colorado				Corrections

South Raleigh Reentry Center	BOP	60	—	Community	Mar-21	—
Raleigh, North Carolina				Corrections

Oklahoma City Transitional Center	Idled 2020	200	—	Community	—	—
Oklahoma City, Oklahoma				Corrections

Facility Name	Primary Customer	Design Capacity (A)	Security Level	Facility Type (B)	Term	Remaining Renewal Options (C)

Oklahoma Reentry Opportunity Center	State of Oklahoma	494	—	Community	Jun-21	(1) 1 year
Oklahoma City, Oklahoma				Corrections

Tulsa Transitional Center	Idled 2020	390	—	Community	—	—
Tulsa, Oklahoma				Corrections

Turley Residential Center	BOP	289	—	Community	Jan-22	(4) 1 year
Tulsa, Oklahoma				Corrections

Austin Residential Reentry Center	BOP	116	—	Community	Aug-21	(3) 1 year
Del Valle, Texas				Corrections

Austin Transitional Center	State of Texas	460	—	Community	Aug-21	(3) 2 year
Del Valle, Texas				Corrections

Corpus Christi Transitional Center	State of Texas	160	—	Community	Aug-21	(3) 2 year
Corpus Christi, Texas				Corrections

Dallas Transitional Center	State of Texas	300	—	Community	Aug-22	—
Hutchins, Texas				Corrections

El Paso Multi-Use Facility	State of Texas	360	—	Community	Aug-22	—
El Paso, Texas				Corrections

El Paso Transitional Center	State of Texas	224	—	Community	Aug-22	—
El Paso, Texas				Corrections

Fort Worth Transitional Center	State of Texas	248	—	Community	Aug-22	—
Fort Worth, Texas				Corrections

Ghent Residential Reentry Center	BOP	36	—	Community	Feb-21	(1) 1 year
Norfolk, Virginia				Corrections

James River Residential Reentry Center	BOP	84	—	Community Corrections	Feb-21	(1) 1 year
Newport News, Virginia

Cheyenne Transitional Center	State of Wyoming	116	—	Community	Jun-22	(1) 3 year
Cheyenne, Wyoming				Corrections

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

(B)

We manage numerous facilities that have more than a single function (i.e., housing both long-term sentenced adult prisoners and pre-trial detainees).  The primary functional categories into which facility types are identified were determined by the relative size of offender populations in a particular facility on December 31, 2020.  If, for example, a 1,000-bed facility cared for 900 adult offenders with sentences in excess of one year and 100 pre-trial detainees, the primary functional category to which it would be assigned would be that of correctional facilities and not detention facilities.  It should be understood that the primary functional category to which multi-user facilities are assigned may change from time to time.

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

(E)

These facilities are subject to purchase options held by the GDOC, which grants the GDOC the right to purchase the facility for the lesser of the facility's depreciated book value, as defined, or fair market value at any time during the term of the contract between the GDOC and us.

(F)

The facility is subject to a purchase option held by the Tallahatchie County Correctional Authority which grants Tallahatchie County Correctional Authority the right to purchase the facility at any time during the contract at a price generally equal to the cost of the premises less an allowance for amortization that originally occurred over a 20-year period.  The amortization period was extended through 2050 in connection with an expansion completed during the fourth quarter of 2007.

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

(I)

This facility is subject to a purchase option held by the Oklahoma Department of Corrections, or ODOC, which grants the ODOC the right to purchase the facility at its fair market value at any time during the term of the contract with the ODOC.

(J)

The state of Tennessee has the option to purchase the facility in the event of our bankruptcy, or upon an operational or financial breach under the management agreement, at a price equal to the book value, as determined under such agreement.

(K)	The contract at this facility expired on January 10, 2021, and was not renewed. The facility was leased from a third-party and the lease also terminated in January 2021.

CoreCivic Properties

Through our CoreCivic Properties segment, we owned 15 properties for lease to third parties and used by government agencies. We calculate annualized lease income as annualized contractual base rent for the last month in a specified period, plus the annualized straight line rent adjustments for the last month in such period and the annualized net expense reimbursements earned by us for the last month in such period. The following table includes certain information regarding each property.

Property Name	Primary Customer	Property Type (A)	Tenant Lease Expiration Year (B)		Leasable Square Feet	Annualized Lease Income (in thousands)	Percentage of Total Annualized Lease Income	Annualized Lease Income per Leased Square Foot

California City Correctional Center	State of California	C	2024	(C)	522,000	$33,196	40.5%	$64
California City, California

Long Beach Community Corrections Center	The GEO Group, Inc.	CC	2025		16,000	$977	1.2%	$62
Long Beach, California

Stockton Female Community Corrections Facility	WestCare California, Inc.	CC	2025	(D)	15,000	$206	0.3%	$13
Stockton, California

Capital Commerce Center *	State of Florida - Florida Dept. of	GL	2028	(E)	259,000	$5,907	7.2%	$23
Tallahassee, Florida	Business & Professional Regulation

Augusta Transitional Center	State of	CC	2021	(F)	29,000	$498	0.6%	$17
Augusta, Georgia	Georgia

Lansing Correctional Facility	State of Kansas	C	2040		401,000	$2,468	3.0%	$6
Lansing, Kansas

Southeast Correctional Complex (G)	Commonwealth of	C	2030	(H)	127,000	$4,144	5.1%	$33
Wheelwright, Kentucky	Kentucky

SSA-Baltimore *	GSA - Social Security	GL	2034		541,000	$24,050	29.4%	$44
Baltimore, Maryland	Administration

MDHHS-Detroit	Michigan Department of Technology,	GL	2021	(I)	37,000	$905	1.1%	$25
Detroit, Michigan	Management and Budget

SSA-Florissant	GSA - Social Security	GL	2021		12,000	$274	0.3%	$22
St Louis, Missouri	Administration

Property Name	Primary Customer	Property Type (A)	Tenant Lease Expiration Year (B)		Leasable Square Feet	Annualized Lease Income (in thousands)	Percentage of Total Annualized Lease Income	Annualized Lease Income per Leased Square Foot

NARA-Dayton *	GSA - National Archives &	GL	2033	(J)	214,000	$1,623	2.0%	$8
Dayton, Ohio	Records Administration

North Fork Correctional Facility	State of Oklahoma	C	2021	(C)	466,000	$7,258	8.9%	$16
Sayre, Oklahoma

Broad Street Residential Reentry Center	Idled 2019	CC	—		18,000	$—	—	$—
Philadelphia, Pennsylvania

Roth Hall Residential Reentry Center	City of Philadelphia,	CC	2021		18,000	$197	0.2%	$11
Philadelphia, Pennsylvania	Pennsylvania

Walker Hall Residential Reentry Center	City of Philadelphia,	CC	2021		18,000	$169	0.2%	$9
Philadelphia, Pennsylvania	Pennsylvania
Total / Weighted Average					2,693,000	$81,872	100.0%	$31

*Held for Sale.

(A)	GL=Government-Leased; C=Correctional; CC=Community Corrections.
(B)	The year of lease expiration does not include renewal options, but does include the soft term, where applicable. All leases with renewal options are noted in the following footnotes to this table.
(C)	Lease contains indefinite renewal options.
(D)	Lease contains one five-year renewal option.
(E)	Lease contains two five-year renewal options.
(F)	Lease contains two one-year renewal options.
(G)	The KYDOC has an option to purchase the facility at any time during the term of the lease with us at a price equal to the fair market value of the property.
(H)	Lease contains five two-year renewal options.
(I)	The Department of Technology, Management & Budget provided notice of lease cancellation effective February 5, 2021.
(J)	Lease contains one ten-year renewal option.

Competitive Strengths

Through our three segments, CoreCivic Safety, CoreCivic Community, and CoreCivic Properties, we offer multiple solutions to unique challenges, allowing government organizations to address their various needs while customizing the solution based on their unique circumstances.  Accordingly, we believe that we benefit from the following competitive strengths:

Largest Private Owner of Real Estate used by Government Agencies in the United States. As of December 31, 2020, we owned, or controlled via a long-term lease, approximately 16.3 million square feet of real estate, all used directly or indirectly by government agencies, which we believe makes us the largest private owner of real estate used by U.S. government agencies.  Our complementary set of business assets provide critical infrastructure and services under contracts with federal, state, and local government agencies that generally have credit ratings of single-A or better, which also contributes to our steady, predictable cash flows.

In our CoreCivic Safety segment, we own, or control via a long-term lease, 12.9 million square feet of real estate used to provide innovative, comprehensive, flexible, turn-key correctional and detention services to federal, state and local government agencies.  As of December 31, 2020, our CoreCivic Safety segment operated 47 facilities, 42 of which we owned, with a total design capacity of 70,003 beds, making us the nation's largest private prison owner and one of the largest prison operators in the United States. Six facilities in our Safety segment were idle as of December 31, 2020, containing 7,066 beds, and are available for growth opportunities. Our CoreCivic Safety segment generated 82.2% of our total segment net operating income during 2020.

In our CoreCivic Community segment, we own, or control via a long-term lease, 0.7 million square feet of real estate representing, as of December 31, 2020, 27 residential reentry centers with a design capacity of 5,233 beds, making us the second largest community corrections owner and operator in the United States.  Three of our residential reentry centers, containing 650 beds, were idle as of December 31, 2020, excluding our Turley Residential Center in Oklahoma.  In the fourth quarter of 2020, we were awarded a new contract with the BOP for home confinement services to be provided in the state of Oklahoma.  As a result of this award, we reactivated the Turley facility, which was idled in 2019, in the first quarter of 2021. Our CoreCivic Community segment generated 3.4% of our total segment net operating income during 2019.

In our CoreCivic Properties segment, as of December 31, 2020, we owned 2.7 million square feet of real estate representing 15 properties that are for lease to third parties and used by government agencies.  Our CoreCivic Properties segment generated 14.4% of our total segment net operating income during 2020.

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

Available Beds within Our Existing Facilities. As of December 31, 2020, we had 6,826 beds at five prison facilities that are vacant and immediately available to use.  We are actively engaged in marketing this available capacity as solutions to meet the needs of potential customers. Historically, we have been successful in substantially filling our inventory of available beds. For example, in the second quarter of 2019, we announced that we entered into new contracts under inter-governmental service agreements, or IGSAs, with ICE at our previously idled 910-bed Torrance County Detention Facility in New Mexico and with the USMS at our previously idled 1,422-bed Eden Detention Center in Texas.  The activations of these two facilities were both completed in the third quarter of 2019.

More recently, in the third quarter of 2020, we entered into a new contract under an IGSA between the city of Cushing, Oklahoma and the USMS, to utilize our 1,600-bed Cimarron Correctional Facility in Oklahoma.  We had previously announced our intention to idle the Cimarron facility during the third quarter of 2020, predominantly due to a lower number of inmate populations from the state of Oklahoma resulting from COVID-19, combined with the consequential impact of COVID-19 on the State's budget. The new management contract commenced on September 15, 2020.

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

Well-Established Community Corrections Platform.  Through our CoreCivic Community segment, as of December 31, 2020, we had a network of 27 residential reentry centers containing a total of 5,233 beds.  We offer housing and programs, with a key focus on employment, job readiness and life skills in order to help offenders successfully re-enter the community and reduce the risk of recidivism.  We also provide non-residential correctional alternatives, including electronic monitoring and case management services, to municipal, county and state governments in multiple states.  We expect to continue to pursue opportunities that expand the scope of non-residential correctional alternative solutions available to government agencies.

We are the second largest community corrections owner and operator in the United States.  We believe this recognition, along with our track record of successful acquisitions and the relationships we have established with owners and potential sellers of reentry facilities, provides us with a platform for further growth and allows us to continue to be an industry consolidator in a fragmented market.  COVID-19 notwithstanding, we believe the demand for the housing and programs that community corrections facilities offer will grow as offenders are released from prison and due to an increased awareness of the important role these programs play in an offender's successful transition from prison to society, especially following the COVID-19 pandemic when the judicial system resumes normal operations.  We expect to continue to pursue opportunities to provide these services to parolees, defendants, and offenders who are serving their full sentence, the last portion of their sentence, waiting to be sentenced, awaiting trial while supervised in a community environment, or as an alternative to incarceration. We believe we have the opportunity to maximize utilization of available beds within our community corrections portfolio that would further increase the number of individuals benefiting from the services we provide in such facilities.  For example, in the fourth quarter of 2020, we executed a new contract with the BOP for residential reentry and home confinement services at our previously idled 289-bed Turley Residential Center and at our 494-bed Oklahoma Reentry Opportunity Center, both in Oklahoma.  The new contract commenced in the first quarter of 2021 and supplements the existing utilization by the state of Oklahoma at the Oklahoma Reentry Opportunity Center.

Flexible Real Estate Solutions.  Through our CoreCivic Properties segment, as of December 31, 2020, we owned 15 properties for lease to third parties and used by government agencies, totaling 2.7 million square feet.  We have an extensive network of government relationships and the capability to manage and maintain complex properties, built over our 35-year history.  In addition, we offer our customers an attractive portfolio of correctional, detention, and reentry facilities that can be leased for various needs as an alternative to providing "turn-key" correctional, detention, and residential reentry bed space and services to our government partners.  In December 2019, we entered into a lease with the KYDOC for our previously idled 656-bed Southeast Correctional Complex in Wheelwright, Kentucky. The lease commenced July 1, 2020 and has an initial term of ten years and includes five two-year renewal options. The lease of this facility, along with the lease of our 2,400-bed North Fork Correctional Facility to the ODOC originating in 2016 and the lease of our California City Correctional Center to the California Department of Corrections and Rehabilitation originating in 2013, exemplify our ability to react quickly to our partners' needs with innovative and flexible solutions that make the best use of taxpayer dollars.  We previously operated these three correctional facilities for various state and federal partners. We intend to pursue additional opportunities to lease prison facilities to government and other third-party operators in need of correctional capacity.

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

Attractive Real Estate Portfolio.  For the year ended December 31, 2020, the properties we owned or controlled generated 97% of our facility net operating income.  The weighted average age of our portfolio of facilities in our CoreCivic Safety, CoreCivic Community, and CoreCivic Properties segments is 21, 28, and 18 years, respectively. These valuable assets are located in areas with high barriers to entry, particularly due to the unique permitting and zoning requirements for these facilities.  Further, the majority of our assets are constructed primarily of concrete and steel, generally requiring lower maintenance capital expenditures than other types of commercial properties.

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

We intend to pursue the sale of non-core assets in the Properties segment. These properties have performed well through the COVID-19 pandemic and are leased to federal and state government agencies with strong credit profiles, creating an opportune time to redeploy this capital into projects generating higher returns, like those we plan to develop in Alabama, or to pay-down debt.  In December 2020, we completed the sale of 42 non-core government leased properties in a single transaction to a third party for an aggregate price of $106.5 million, generating approximate net proceeds of $27.8 million, following repayment of non-recourse mortgage notes associated with some of the properties and other transaction-related costs.

As of December 31, 2020, we had three additional non-core real estate assets held for sale with a net book value of $279.4 million.  Although we can provide no assurance, based on interest expressed to-date, we are hopeful to consummate the sale of these assets during the first half of 2021.  If we are successful in consummating the sale of these assets, combined with the sale completed in the fourth quarter of 2020, we expect the net proceeds from our sale of non-core assets will be consistent with our original estimate of up to $150 million.

Acquisitions, Development and Expansion Opportunities.  Although disrupted by the COVID-19 pandemic, several of our existing federal and state partners, as well as prospective state partners, had been experiencing growth in offender populations and overcrowded conditions.  Governments are now assessing their need for correctional space in light of COVID-19, and several are considering alternative correctional capacity for their aged or inefficient infrastructure, or are seeking cost savings by utilizing the private sector.  Competing budget priorities, which will likely become more challenging because of COVID-19, often impede our customers' ability to construct new prison beds of their own or update older facilities, which we believe could result in further need for private sector prison capacity solutions in the long-term. Over the long-term, we would like to see meaningful utilization of our available capacity and better visibility from our customers into their potential future needs before we develop new prison capacity on a speculative basis. We will, however, respond to customer demand and may develop or expand correctional and detention facilities when we believe potential long-term returns justify the capital deployment, such as the 2019 expansion of our Otay Mesa Detention Center. We expanded the Otay Mesa facility by 512 beds as a result of long-standing demand from the USMS and ICE and limited detention capacity in the Southwest region of the United States.  Both the USMS and ICE currently utilize the Otay Mesa Detention Center under an existing contract that enables both agencies to utilize the additional capacity.

In February 2021, we entered into two 30-year lease agreements with the Alabama Department of Corrections, or ADOC, for the development of two correctional facilities in Alabama.  Final lease costs for both properties will become available when project financing is completed.  Construction of both facilities, which will contain an aggregate of approximately 7,000 beds, is expected to commence later in 2021 or the beginning of 2022.  The two facilities are expected to be ready for occupancy once construction is completed in approximately three years.  Both facilities will be leased, operated, and staffed by the ADOC.  We will retain ownership and be responsible for facility maintenance throughout the term of the leases. With the extensively aged criminal justice infrastructure in the U.S. today, and contract awards from the KDOC and the ADOC demonstrating our ability to bring important flexible solutions to government agencies, we believe we can bring solutions like these to other government agencies.

Over the previous three years, through multiple acquisitions, we acquired approximately 1.6 million square feet of real estate assets leased to third parties and used by government agencies, including the acquisition in January 2020 of a portfolio of 28 properties, all of which were built-to-suit and leased to the federal government through the General Services Administration, or GSA.  The 445,000 square foot portfolio acquired in 2020 serves numerous federal agencies, including primarily the Social Security Administration, the Department of Homeland Security, or DHS, and the Office of Hearings Operations. As previously described, we sold this 445,000 square foot portfolio in December 2020, along with fourteen other properties, in a single transaction.

Increasing Financial Flexibility.  On August 5, 2020, we announced that our BOD unanimously approved a plan to revoke our REIT election and become a taxable C Corporation, effective January 1, 2021.  As a result, we will no longer be required to operate under REIT rules, including the requirement to distribute at least 90% of our taxable income to our stockholders, which will provide us with greater flexibility to use our free cash flow.  Beginning January 1, 2021, we will be subject to federal and state income taxes on our taxable income at applicable tax rates, and will no longer be entitled to a tax deduction for dividends paid. However, we believe this conversion will improve our overall credit profile and lower our overall cost of capital, as we will be able to allocate our free cash flow toward the repayment of debt, which may include the purchase of our outstanding debt in open market transactions, privately negotiated transactions or otherwise. Any such debt repurchases will depend upon prevailing market conditions, our liquidity requirements, contractual requirements, applicable securities laws requirements, and other factors.  Following our first priority of reducing debt, we expect to utilize a substantial portion of our free cash flow to returning capital to our shareholders, which could include share repurchases and future dividends.  We have not been able to implement a meaningful share repurchase program under the REIT structure without increasing our debt because a substantial portion of our free cash flow was required to satisfy the distribution requirements under the REIT structure. We will also pursue attractive growth opportunities, including new development opportunities in our Properties segment to meet the need to modernize outdated correctional infrastructure across the country, and evaluate additional opportunities to provide services in our Community segment that have not been available under the REIT structure.  As a REIT, we depended on the capital markets to provide resources we could deploy toward acquisition and development opportunities.  This capital was not always available to us and came at an increasing cost.  The revocation of our REIT election provides us with significantly more liquidity and financial flexibility, which will enable us to reduce our reliance on the capital markets and reduce the size of our Bank Credit Facility in the future.

As of December 31, 2020, we had cash on hand of $113.2 million and $566.2 million available under our revolving credit facility, which has borrowing capacity under our Bank Credit Facility of up to $800.0 million, or our Revolving Credit Facility. Our total weighted average effective interest rate on all outstanding debt was 4.5%, while our total weighted average maturity on all outstanding debt was 5.6 years.  For the year ended December 31, 2020, our fixed charge coverage ratio was 3.9x and our debt leverage was 3.7x. During the year ended December 31, 2020, we generated $355.5 million in cash through operating activities.

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

Since 2017, we have maintained a nationwide initiative to advocate for a range of government policies that will help former offenders successfully reenter society and stay out of prison.  In 2020, we announced that we will publicly advocate at the federal and state levels for a slate of new policies that will help people succeed in their communities after being released from prison.  Specifically, we pledged our support for Pell Grant Restoration, Voting Rights Restoration and Licensure Reform Policies.  Also in 2020, we partnered with, and made an investment in, Prison Fellowship, a leading advocate for criminal justice reform serving approximately 550,000 current and formerly incarcerated individuals and their family members each year.  Through a network of programming and advocacy efforts, the organization seeks to effect positive change at every level of the criminal justice system. We have committed to a multi-year partnership in Prison Fellowship's Warden Exchange program, a residency and online professional development program that enables wardens to share reentry best practices and problem solve amongst a peer group. We believe that as successful as we may be with our work inside our facilities, offenders still face embedded societal barriers when they return to their communities.  Through our strong commitment to community corrections and reentry programs, we offer our government partners additional long-term value. Our evidence-based reentry programs, including academic education, vocational training, substance abuse treatment, life skills training, and faith-based programming, are customizable based on partner needs and are applied utilizing best practices and/or industry standards.  Our proprietary reentry process and cognitive/behavioral curriculum, "Go Further," promotes a comprehensive approach to addressing the barriers to a successful return to society. Through our efforts in community corrections and reentry programs, we can provide consistency and common standards across facilities.  We can also serve multiple levels of government on an as-needed basis, all toward reaching the goal we share with our government partners of providing offenders with the opportunity to succeed when they are released, making our communities safer, and, ultimately, reducing recidivism.

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

We believe our government partners and other agencies in the criminal justice sector also seek a compelling value and service offering when pursuing solutions to their unique real estate needs.  We believe our track record of constructing quality assets on time and within budget, our design and construction methods, unique financing alternatives, and our expertise and experience enable us to provide a compelling value proposition for the construction of mission-critical government real estate assets.  We also offer utility management services using environmentally-friendly, state-of-the-art technology and believe our robust preventive maintenance program included in our service offering significantly reduces the risk of real estate neglect.

Proven Senior Management Team.  Our senior management team has applied their prior experience and diverse industry expertise to improve our operations, related financial results, and capital structure.  Under our senior management team's leadership, we have successfully executed strategies to diversify our business and offer a broader range of solutions to government partners over the past several years resulting in the Company being renamed and rebranded as CoreCivic, created new business opportunities with customers that have not previously utilized the private corrections sector, completed several business combination transactions and corporate structure changes adapting to dynamic environments, and successfully completed numerous financing transactions.

ESG Accountability. In May 2020, we issued our second ESG report, which summarizes our impacts and aspirational goals across environmental, social, and governance topics. The report covers the year ended December 31, 2019, and details our commitment to reducing the national recidivism crisis, and provides quantified evidence of progress being made toward company-wide reentry goals. The report showcases our performance against long-term and annual goals in five key reentry programming areas: Educational Services, Treatment and Behavioral Programs, Reentry Services, Chaplaincy and Religious Services, and Victim Impact Programs. In addition, the report covers the human rights risk assessment conducted by the company in collaboration with an external consultant with expertise in international human rights matters. The report also updates our stakeholders on the implementation of a strategic energy management program, and highlights "green" design elements in new and existing facilities. Additionally, the report summarizes our management approach and activities in topics like political activity and contributions; supplier diversity; charitable giving; veterans hiring programs; PREA compliance; ethics; workforce rights, compensation, benefits, training and diversity.

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

Human Capital

In order to fulfill our mission of providing high quality, compassionate treatment to all those in our care, we strive to attract, develop and retain a diverse workforce of individuals who are driven by a deep sense of service, high standards of professionalism and a responsibility to help government better the public good. The following information outlines the strategies and initiatives designed to address the twin challenge of turnover and retention.

Demographics

Employees	2020	Hiring	2020
Total Employees	12,415	Total Hires	4,530
% Female	51.5%	% Female	50.3%
% People of Color or Under- represented Minorities (URM)	56.0%	% People of Color or Under- represented Minorities (URM)	54.9%
% Veterans	10.1%	% Veterans	11.6%
% Facility-level employees	95.6%	% Facility-level employees	98.8%

Leadership & Learning

CoreCivic facilitates annual performance and career development discussions with all employees. These discussions consist of a continuous cycle of goal alignment, individual development planning and performance and career reviews.  In 2020, 100% of management and 99% of all other employees completed annual performance and career development reviews.

Every year, CoreCivic facilitates talent review discussions to help identify development opportunities within our leadership pipeline.  In 2020, we expanded the talent review process to better assess and develop our people for leadership positions. Through these discussions, we continue to see opportunities for advancement within our existing workforce, with 55% of our employees in leadership positions assessed "ready now" for advanced leadership responsibilities. For the 45% who are not "ready now," programs like the CoreCivic Leadership Experiences and Rotations program, or CLEAR, are designed to assist us in their development. CLEAR is a two-year rotational development program designed to provide the individuals identified during our talent management discussions an accelerated development opportunity to advance their careers through multiple short-term experiences. The breadth of roles can vary across different career paths and are intended to develop the rising leader's readiness for targeted, more complex roles following the program's successful completion.

We recognize the importance of investing in our people. CoreCivic’s management approach to training and development is overseen by our Chief Human Resources Officer and Managing Director, Enterprise Learning and Development, and is implemented by leaders at our headquarters as well as a network of learning and development managers across our facilities. Our training activity and records are managed according to our learning and development policy, and our BOD receives periodic updates on the delivery of strategic training programs.

All CoreCivic employees are eligible to participate in various leadership and operational offerings. For example, through CoreCivic University, our employees can refine their current skills and learn new valuable skills, as well. To date, over 4,000 employees have completed programs within CoreCivic University. For new and existing employees alike, we provide training that meets or exceeds ACA and government partner standards, including 200 hours of pre-service and on-the-job training for new employees as well as a minimum of 40 hours of annual in-service and specialty training for employees in our Safety and Community segments.

Diversity, Equity, and Inclusion (DEI)

We are proud of our diverse workforce, and we recognize that employees come from many different backgrounds and that these differences are integral in how we view and experience the world. We believe that diversity, equity and inclusion, or DEI, improves safety and security, drives quality, increases employee engagement and provides greater accountability, which allows us to better serve our government partners' needs.

Our Vice President of Talent and Organizational Development leads our strategic approach to DEI.  Our DEI policies prohibit harassment and promote proactive efforts on DEI.  In accordance with federal contract requirements, we maintain affirmative action plans designed to recruit and advance underrepresented groups, including but not limited to, qualified minorities, women, persons with disabilities and covered veterans.

We believe there are opportunities to further advance underrepresented groups at CoreCivic. We have recently established a Diversity, Equity and Inclusion Advisory Council, or DEI Advisory Council, to drive future advancement of underrepresented groups, and to help better understand how our DEI practices can be improved in the future. This DEI Advisory Council includes a select team of CoreCivic employees representing our organization's diversity by gender, race, ethnicity, tenure and geography.  We equipped our DEI Advisory Council, executive leadership team, and senior leaders with training and strategic planning on unconscious bias.

Hiring and Sustaining our Workforce

CoreCivic is the largest employer in many of the areas where our facilities are located, and as such, we commit to support and grow the local communities through our hiring and outreach efforts. Our long-term tenure in many of the communities we serve has provided stable careers and career growth opportunities to workforces in many communities.  The Company provides equal opportunity employment to all candidates and follows the United States Department of Labor Office of Federal Contract Compliance Programs equal employment opportunity guidelines for hiring.

•	In 2020, CoreCivic invested $6.6 million in advertising and outreach to prospective candidates.
•	Our average annual number of applications received is 78,000.
•	CoreCivic has also been named a GI Jobs Military Friendly employer for ten (10) consecutive years.

CoreCivic offers multiple medical and wellness benefit plans, dental, vision, and disability income insurance, flexible spending accounts, and life and accidental death and dismemberment insurance. In addition, CoreCivic provides its employees with paid time off and paid holidays.  CoreCivic also provides retirement benefits to its employees through a 401(k) retirement plan.  To be eligible for most benefit plans, employees must be in a full-time position.  Certain exceptions apply, such as eligibility for the 401(k) retirement plan if the 401(k) retirement plan's service and hour requirements are met, and at locations where the Service Contract Act applies.

Government Regulation

Business Regulations

The industry in which we operate is subject to extensive federal, state, and local regulations, including educational, health care, data privacy, transportation, telecommunications, and safety regulations, which are administered by many governmental and regulatory authorities. Some of the regulations are unique to the corrections industry, and some target private, for-profit entities by imposing location requirements, compliance requirements, elevated litigation risk and financial penalties only on private, for-profit correction and detention providers. Facility management contracts typically include specific staffing requirements, reporting requirements, supervision, and on-site monitoring by representatives of the contracting governmental agencies.  Corrections and reentry personnel are customarily required to meet certain training standards and, in some instances, facility personnel are required to be licensed and subject to background investigation.  Certain jurisdictions also require us to award subcontracts on a competitive basis or to subcontract with certain types of businesses, such as small businesses and businesses owned by members of minority groups. Our facilities are also subject to operational and financial audits by the governmental agencies with which we have contracts.  Failure to comply with these regulations and contract requirements can result in material penalties or non-renewal or termination of facility management contracts which could have a material effect on our financial position, results of operations and cash flows, or on our competitive position as a dependable government partner.

Environmental Matters

Under various federal, state, and local environmental laws, ordinances and regulations, a current or previous owner or operator of real property may be liable for the costs of removal or remediation of hazardous or toxic substances on, under, or in such property.  Such laws often impose liability whether or not the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances.  As an owner of real estate assets and as the result of our operation and management of correctional, detention, and residential reentry facilities, we have been, and continue to be, subject to these laws, ordinances, and regulations.  Phase I environmental assessments have been obtained on substantially all of the properties we currently own or are under an option to purchase.  We are not aware of any environmental matters that are expected to materially affect our financial condition or results of operations; however, if such matters are detected in the future, the costs of complying with environmental laws could have a material effect on our financial position, results of operations and cash flows, or on our competitive position as a dependable government partner.

Privacy and Security Requirements

The Health Insurance Portability and Accountability Act of 1996, as amended, or HIPAA, and implementing regulations, require covered entities, which include health plans, most health care providers, and health clearinghouses, to protect the privacy and security of individually identifiable health information, known as “protected health information.” The regulations also provide for individual rights related to understanding and controlling how health information is used or disclosed. Certain provisions of the privacy and security regulations apply directly to entities that handle protected health information on behalf of covered entities, known as business associates. Covered entities may be subject to penalties as a result of a business associate violating HIPAA, if the business associate is found to be an agent of a covered entity.

Covered entities must notify affected individuals of breaches of unsecured protected health information without unreasonable delay, and such delay is not to exceed 60 days from discovery of the breach by the covered entity or its agents. They must also notify the U.S. Department of Health and Human Services, or DHHS, and, in certain situations involving large breaches, the media. All non-permitted uses or disclosures of unsecured protected health information are presumed to be breaches unless the covered entity or business associate establishes that there is a low probability the information has been compromised.

The DHHS may impose significant civil and criminal penalties for violations of the HIPAA regulations. The civil penalties are adjusted annually based on updates to the consumer price index. In addition, state attorneys general are authorized to bring civil actions for injunctions or damages in response to violations that threaten the privacy of state residents. The costs associated with compliance and defending against privacy and security related claims or enforcement actions may be substantial.

Additionally, we are subject to complex and evolving U.S. federal and state privacy laws and regulations, including those pertaining to the processing of personal data that may not be preempted by the HIPAA privacy and security standards, such as the California Consumer Privacy Act, or CCPA, which was recently significantly modified by the California Privacy Rights Act, or CPRA. Many of these privacy laws and regulations and related interpretations are subject to uncertain application, interpretation or enforcement standards that could result in claims against us, extensive changes to our business practices, systems and operational processes, including our data processing and security systems, penalties, increased operating costs or other impacts on our businesses. Many of the recently enacted laws often provide for civil penalties for violations, as well as a private right of action for data breaches and non-compliance with such laws that may increase data breach litigation and/or our susceptibility to fines or penalties from a regulator. Further, while we are using internal and external resources to monitor compliance with and to continue to modify our data processing practices and policies in order to comply with evolving privacy laws, relevant regulatory authorities could disagree with our interpretation of these laws and determine that our data processing practices fail to address all the requirements of certain new laws, which could subject us to penalties and/or litigation.  In addition, there is no assurance that our security controls over personal data, the training of employees and vendors on data privacy and data security, and the policies, procedures and practices we implemented or may implement in the future will prevent the improper disclosure of personal data. Improper use or disclosure of personal data in violation of HIPAA, the CCPA, CPRA and/or of other personal data protection laws could harm our reputation, cause loss of consumer confidence, subject us to government enforcement actions (including fines), or result in private litigation against us, which could result in loss of revenue, increased costs, liability for monetary damages, fines and/or criminal prosecution, all of which could have a material effect on our financial position, results of operations and cash flows, or on our competitive position as a dependable government partner.

Healthcare providers and certain other industry participants are also subject to a growing number of requirements intended to promote the interoperability and exchange of patient health information. For example, beginning April 5, 2021, health care providers and certain other entities will be subject to information blocking restrictions pursuant to the 21st Century Cures Act that prohibit practices that are likely to interfere with the access, exchange or use of electronic health information, except as required by law or specified by DHHS as a reasonable and necessary activity. Violations may result in penalties or other disincentives.

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

Competition

The correctional, detention, and residential reentry facilities we own, operate, or manage, as well as those facilities we own but are managed by other operators, are subject to competition for offenders and residents from other private operators.  We compete primarily on the basis of bed availability, cost, the quality and range of services offered, our experience in the design, construction, and management of correctional and detention facilities, and our reputation.  We compete with government agencies that are responsible for correctional, detention, and residential reentry facilities and a number of companies, including, but not limited to, The GEO Group, Inc. and Management and Training Corporation.  We also compete in some markets with small local companies that may have a better knowledge of the local conditions and may be better able to gain political and public acceptance. Other potential competitors may in the future enter into businesses competitive with us without a substantial capital investment or prior experience. We may also compete in the future for acquisitions and new development projects with companies that have more financial resources than we have or those willing to accept lower returns than we are willing to accept.  Competition by other companies may adversely affect occupancy at our facilities, which could have an adverse impact on the operating revenue of our facilities.  In addition, revenue derived from our facilities will be affected by a number of factors, including the demand for beds, general economic conditions, and the age of the general population.

ITEM 1A.	RISK FACTORS.

As the owner and operator of correctional, detention, and residential reentry facilities, we are subject to certain risks and uncertainties associated with, among other things, the corrections and detention industry and pending or threatened litigation in which we are involved.  In addition, we are also currently subject to risks associated with real estate ownership, our indebtedness, as well as our qualification as a REIT for federal income tax purposes for those years we elected REIT status.  The risks and uncertainties set forth below could cause our actual results to differ materially from those indicated in the forward-looking statements contained herein and elsewhere.  The risks described below are not the only risks we face.  Additional risks and uncertainties not currently known to us or those we currently deem to be immaterial may also materially and adversely affect our business operations.  Any of the following risks could materially adversely affect our business, financial condition, or results of operations.

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

On January 26, 2021, President Biden issued the Private Prison EO.  The Private Prison EO directs the Attorney General to not renew DOJ contracts with privately operated criminal detention facilities. Two agencies of the DOJ, the BOP and the USMS, utilize our services.  The BOP houses inmates who have been convicted, and the USMS is generally responsible for detainees who are awaiting trial. The BOP has experienced a steady decline in inmate populations over the last seven years, a trend that has been accelerated by the COVID-19 pandemic.  We currently have one prison contract with the BOP, accounting for 2% ($39.2 million) of our total revenue for the year ended December 31, 2020, which was recently renewed through November 2022.

Unlike the BOP, the USMS does not own detention capacity and relies on the private sector, along with county jails, for their detainee population.  We do not believe the USMS currently has sufficient detention capacity that satisfies their needs without the private sector, and we are not currently aware of an alternative solution for the USMS.  We currently have eight detention facilities that have separate contracts where the USMS is the primary customer that all expire at various times over the next several years, with the exception of two contracts that have indefinite terms.  Non-renewal of these contracts, or the expansion of such a similar order to ICE, an agency of the DHS, would have a material adverse effect on our business, financial condition, and results of operations.  For the year ended December 31, 2020, USMS and ICE accounted for 21% ($396.3 million) and 28% ($541.9 million), respectively, of our total revenue.

In addition, negative publicity regarding offenders escaping, rioting or any other disturbances at our facilities or any public perception of poor operational performance at our facilities, contract non-compliance, or other conditions (including COVID-19 infections at the facilities we own and manage) at a privately managed facility may result in adverse publicity to us and the private corrections industry in general and could negatively impact our growth and our ability to renew or maintain existing contracts or to obtain new contracts, which could have an adverse impact on our business, financial condition, results of operations or the market price of our common stock.

We are subject to fluctuations in occupancy levels, and a decrease in occupancy levels could cause a decrease in revenues and profitability.

While a substantial portion of our cost structure is fixed, a substantial portion of our revenue is generated under facility ownership and management contracts that specify per diem payments based upon daily or minimum guaranteed occupancy levels. We are dependent upon the governmental agencies with which we have contracts to provide offenders for facilities we operate. We cannot control occupancy levels at the facilities we operate. We do not lobby or advocate for any policies that determine the basis for or duration of an individual's incarceration or detention.  Under a per diem rate structure, a decrease in our occupancy rates could cause a decrease in revenue and profitability. For the years 2020, 2019, and 2018, the average compensated occupancy of our facilities, based on rated capacity, was 74%, 82%, and 81%, respectively, for all of the facilities we operated, exclusive of facilities that are leased to third-party operators where our revenue is generally not based on daily occupancy. Occupancy rates may, however, decrease below these levels in the future, including as a result of COVID-19. When combined with relatively fixed costs for operating each facility, a decrease in occupancy levels could have an adverse impact on our profitability.

We are dependent on government appropriations, and our results of operations may be negatively affected by governmental budgetary challenges or government shutdowns.

Our cash flow is subject to the receipt of sufficient funding of, and timely payment by, contracting governmental entities. If the appropriate governmental agency does not receive sufficient appropriations to cover its contractual obligations, it may terminate our contract or delay or reduce payment to us. While we have historically been required to continue to perform under our government contracts during government shutdowns, we are generally not paid until the government reopens.  Any delays in payment, or the termination of a contract, could have an adverse effect on our cash flow and financial condition. In addition, federal, state and local governments are constantly under pressure to control additional spending or reduce current levels of spending. In prior years, these pressures have been compounded by economic downturns.  Beginning in 2020, these pressures were further exacerbated by the economic impact of COVID-19, and the extent to which COVID-19 will impact our government partners’ future appropriations and budgetary constraints is unknown.  Accordingly, we have been requested and may be requested in the future to reduce our existing per diem contract rates or forego prospective increases to those rates. Further, our government partners could reduce offender population levels in facilities we own or manage to contain their correctional costs. In addition, it may become more difficult to renew our existing contracts on favorable terms or otherwise.

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

The public health crisis caused by the COVID-19 pandemic and the unprecedented measures taken by United States federal, state and local government authorities in an effort to contain and mitigate the spread of COVID-19, have had, and we expect will continue to have, certain negative effects on our business, including, without limitation, the following:

•

The decision imposed by the federal government to deny entry at the United States southern border to asylum-seekers and anyone crossing the United States southern border without proper documentation or authority in an effort to contain the spread of COVID-19 has resulted in a reduction in ICE populations, including in our facilities. The duration of the closure of the United States southern border to asylum-seekers and anyone crossing the southern boarder without proper documentation or authority is unknown, and such closure will continue to effect the utilization of our facilities by ICE.  In February 2021, President Biden announced plans to allow certain migrants to pursue asylum in the United States while awaiting their proceedings in immigration courts, reversing a policy of the prior administration, which required these asylum seekers to wait in Mexico during the pendency of their immigration court proceedings.  We are compensated under several of our contracts with ICE based on minimum guaranteed occupancy levels, which provides the agency with the certainty of available beds.  ICE may be more likely to renegotiate per diem rates or terminate contracts where occupancy has declined below the minimum guaranteed occupancy levels.

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

•

We have had positive COVID-19 cases at our facilities. While we are taking measures to protect our employees and those entrusted to our care, which include, but are not limited to, enhanced hygiene practices, the suspension of visitation (after consultation with our government partners), following guidance provided by the CDC for Correctional and Detention Facilities, and the separation of vulnerable inmate populations from the rest of the inmate population for their protection, these measures may not be sufficient to prevent or mitigate the spread of COVID-19 among our employees and those entrusted to our care and, as a result, we may face disruptions at our facilities. For example, an inability to fully staff our correctional, detention, and reentry facilities could result in negative consequences, including fines, other penalties, or contract cancellations.

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

We typically enter into facility contracts with governmental entities for terms of up to five years, with additional renewal periods at the option of the contracting governmental agency.  Notwithstanding any contractual renewal option of a contracting governmental agency, 39 of our facility contracts with the customers listed under "Business – Facility Portfolio" are currently scheduled to expire on or before December 31, 2021 but have renewal options (22), or are currently scheduled to expire on or before December 31, 2021 and have no renewal options (17).  Although we generally expect these customers to exercise renewal options or negotiate new contracts with us, one or more of these contracts may not be renewed and we may not be able to negotiate a new contract on favorable terms or at all with the corresponding governmental agency. In addition, these and any other contracting agencies may determine not to exercise renewal options with respect to any of our contracts in the future. Our government partners can also re-bid contracts in a competitive procurement process upon termination or non-renewal of our contract.  Competitive re-bids may result from the expiration of the term of a contract, including the initial term and any renewal periods, or the early termination of a contract. Competitive re-bids are often required by applicable federal or state procurement laws periodically in order to further competitive pricing and other terms for the government agency. The aggregate revenue earned during the year ended December 31, 2020 for the 39 contracts with scheduled maturity dates, notwithstanding contractual renewal options, on or before December 31, 2021 was $541.1 million, or 28% of total revenue.

Additionally, the Private Prison EO issued by President Biden on January 26, 2021, directs the Attorney General to not renew DOJ contracts with privately operated criminal detention facilities.  Two agencies of the DOJ, the BOP and the USMS, utilize our services.  The BOP houses inmates who have been convicted, and the USMS is generally responsible for detainees who are awaiting trial.  The BOP has experienced a steady decline in inmate populations over the last seven years, a trend that has been accelerated by the COVID-19 pandemic.  We currently have one prison contract with the BOP, accounting for 2% ($39.2 million) of our total revenue for the year ended December 31, 2020, which was recently renewed through November 2022.

Unlike the BOP, the USMS does not own detention capacity and relies on the private sector, along with county jails, for its detainee population. We do not believe the USMS currently has sufficient capacity that satisfies their current needs without the private sector, and we are not currently aware of an alternative solution for the USMS. We currently have eight detention facilities that have separate contracts where the USMS is the primary customer that all expire at various times over the next several years, with the exception of two contracts that have indefinite terms.  Non-renewal of these contracts, or the expansion of such a similar order to ICE, an agency of the DHS, would have a material adverse effect on our business, financial condition, and results of operations.  For the year ended December 31, 2020, USMS and ICE accounted for 21% ($396.3 million) and 28% ($541.9 million), respectively, of our total revenue.

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

Based on information available as of the date of this Annual Report, we believe we will renew all contracts with our government partners that have expired or are scheduled to expire within the next twelve months that could have a material adverse impact on our financial statements.  We believe our renewal rate on existing contracts remains high due to a variety of reasons including, but not limited to, the constrained supply of available beds within the U.S. correctional system, our ownership of the majority of the beds we operate, and the cost effectiveness of the services we provide.  However, we cannot assure we will continue to achieve such renewal rates in the future.

Our ability to secure new contracts to develop and manage correctional, detention, and residential reentry facilities depends on many factors outside our control.

Our growth is generally dependent upon our ability to obtain new contracts to develop and manage correctional, detention, and residential reentry facilities. This possible growth depends on a number of factors we cannot control, including crime rates and sentencing patterns in various jurisdictions, governmental budgetary constraints, governmental responses to COVID-19, and governmental and public acceptance of privatization. The demand for our facilities and services could be adversely affected by the relaxation of enforcement efforts, the expansion of alternatives to incarceration and detention, leniency in conviction or parole standards and sentencing practices through the decriminalization of certain activities that are currently proscribed by criminal laws, disruptions to the criminal justice system, including as a result of COVID-19, or as a result of COVID-19 related responses by governmental entities intended to address and/or mitigate the spread of COVID-19, including the decision to release persons entrusted to our care. For instance, any changes with respect to drugs and controlled substances or illegal immigration could affect the number of persons arrested, convicted, and sentenced, thereby potentially reducing demand for correctional or detention facilities to house them. Immigration reform laws are currently a focus for legislators and politicians at the federal, state, and local level. Legislation has also been proposed in numerous jurisdictions that could lower minimum sentences for some non-violent crimes and make more inmates eligible for early release based on good behavior.  On December 21, 2018, President Trump signed legislation, known as The First Step Act, that reduces sentences for first-time offenders in possession of a gun when committing a crime, eliminates mandating life-time sentences for three-time offenders, provides judges more discretion in crafting sentences for some drug-related offenses, and allows offenders to seek a retroactive reduction in sentences affected by the disparity in the sentences for crack and powder cocaine cases narrowed by the Fair Sentencing Act of 2010.  (Although, under long-standing policy, CoreCivic does not draft, lobby for, promote, or in any way take a position on policies that determine the basis or duration of an individual's incarceration or detention, CoreCivic supported adoption of The First Step Act because the legislation aligns with our publicly stated commitment to advocate for a range of recidivism-reducing policies by providing additional resources to help ensure that incarcerated individuals are given the best possible chance to successfully return to their communities and stay out of prison.) Also, the expansion of alternatives to incarceration and detention, the utilization of which may increase in response to COVID-19, such as electronic monitoring, may reduce the number of offenders who would otherwise be incarcerated or detained. Similarly, reductions in crime rates, increases in resources dedicated to prevent crime, reduced funding for law enforcement, or strained law enforcement resources could lead to a reduction in arrests, which could lead to a decrease in convictions and sentences requiring incarceration at correctional facilities.

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

In September 2014, we signed an amended agreement to provide at the South Texas Family Residential Center safe and humane residential housing, as well as educational opportunities, to women and children (but no unaccompanied children) under the custody of ICE, who are awaiting their due process before immigration courts. In October 2016, we entered into an amended agreement that extended the term of the 2014 agreement through September 2021. The term of the amended agreement was further extended in September 2020, from September 2021 to September 2026. This is an important service to our federal government partner. At the same time, providing this type of residential service subjects us to unique risks such as unanticipated increased costs and litigation that could materially adversely affect our business, financial condition, or results of operations. For example, the contract mandates resident-to-staff ratios that are higher than our typical contract, requires services unique to this contract (e.g. child care and primary education services), and limits the use of security protocols and techniques typically utilized in correctional and detention settings. These operational risks and others, including risks relating to COVID-19, associated with privately managing this type of residential facility could result in higher costs associated with staffing and lead to increased litigation.

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

Governmental agencies with which we contract have the authority to audit and investigate our contracts with them. As part of that process, government agencies may review our performance of the contract, our pricing practices, our cost structure and our compliance with applicable performance requirements, laws, regulations and standards, including those related to COVID-19.  The regulatory and contractual environment in which we operate is complex and many aspects of our operations remain subject to manual processes and oversight that make compliance monitoring difficult and resource intensive. A governmental agency audit, review or investigation could result in a request to cure a performance or compliance issue, and if we are unable to, or otherwise fail to do so, the failure could lead to the imposition of monetary penalties or revenue deductions, or the termination of the contract in question and/or other contracts that we have with that governmental agency. Similarly, for contracts that actually or effectively provide for certain reimbursement of expenses, if an agency determines that we have improperly allocated costs to a specific contract, we may not be reimbursed for those expenses, and we could be required to refund the amount of any such expenses that have been reimbursed. If a government audit asserts improper or illegal activities by us, we may be subject to civil and criminal penalties and administrative sanctions, including termination of contracts, forfeitures of profits, suspension of payments, fines and suspension or disqualification from doing business with certain government entities. In addition to the potential civil and criminal penalties and administrative sanctions, any adverse determination with respect to contractual or regulatory violations could negatively impact our ability to bid in response to Requests for Proposals, or RFPs, in one or more jurisdictions.

Failure to comply with facility contracts or with unique and increased governmental regulation could result in material penalties or non-renewal or termination of noncompliant contracts or our other contracts to provide or manage correctional, detention, and residential reentry facilities.

The industry in which we operate is subject to extensive federal, state, and local regulations, including educational, environmental, health care, data privacy, transportation, telecommunications, and safety regulations, which are administered by many regulatory authorities.  Some of the regulations are unique to the corrections industry, some target private, for-profit entities by imposing location requirements, compliance requirements, elevated litigation risk and financial penalties only on private, for-profit correction and detention providers, some are unique to government contractors, and the combination of regulations we face is unique and complex.  Facility management contracts typically include reporting requirements, supervision, and on-site monitoring by representatives of the contracting governmental agencies.  Corrections and reentry personnel are customarily required to meet certain training standards and, in some instances, facility personnel are required to be licensed and subject to background investigation.  Certain jurisdictions also require us to award subcontracts on a competitive basis or to subcontract with certain types of businesses, such as small businesses and businesses owned by members of minority groups.  Our facilities are also subject to operational and financial audits by the governmental agencies with which we have contracts.  Federal regulations also require federal government contractors like us to self-report evidence of certain forms of misconduct.  We may not always successfully comply with these regulations and contract requirements, and failure to comply can result in material penalties, including financial penalties, non-renewal or termination of noncompliant contracts and/or our other facility contracts, exclusion from new contract procurement or RFP bidding, and suspension or debarment from contracting with certain government entities.

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

We currently derive, and expect to continue to derive, a significant portion of our revenues from a limited number of governmental agencies. The three primary federal governmental agencies with correctional and detention responsibilities, ICE, the USMS, and the BOP accounted for 52% of our total revenues for the year ended December 31, 2020 ($998.9 million). For the year ended December 31, 2020, ICE, USMS, and the BOP accounted for 28% ($541.9 million), 21% ($396.3 million), and 3% ($60.7 million), respectively, of our total revenue. Although the revenue generated from each of these agencies is derived from numerous management contracts and various types of properties, i.e. correctional, detention, reentry, and leased, the loss or substantial reduction in value of one or more of such contracts could have a material adverse impact on our financial condition, results of operations, and cash flows. We expect to continue to depend upon these federal agencies and a relatively small group of other governmental customers for a significant percentage of our revenues.

Additionally, the Private Prison EO issued by President Biden on January 26, 2021, directs the Attorney General to not renew DOJ contracts with privately operated criminal detention facilities.  Two agencies of the DOJ, the BOP and the USMS, utilize our services.  The BOP houses inmates who have been convicted, and the USMS is generally responsible for detainees who are awaiting trial.  The BOP has experienced a steady decline in inmate populations over the last seven years, a trend that has been accelerated by the COVID-19 pandemic.  We currently have one prison contract with the BOP, accounting for 2% ($39.2 million) of our total revenue for the year ended December 31, 2020, which was recently renewed through November 2022.

Unlike the BOP, the USMS does not own detention capacity and relies on the private sector, along with county jails, for its detainee population. We do not believe the USMS currently has sufficient capacity that satisfies their current needs without the private sector, and we are not currently aware of an alternative solution for the USMS. We currently have eight detention facilities that have separate contracts where the USMS is the primary customer that all expire at various times over the next several years, with the exception of two contracts that have indefinite terms.  Non-renewal of these contracts, or the expansion of such a similar order to ICE, an agency of the DHS, would have a material adverse effect on our business, financial condition, and results of operations.  For the year ended December 31, 2020, USMS and ICE accounted for 21% ($396.3 million) and 28% ($541.9 million), respectively, of our total revenue.

Revenue from our South Texas Family Residential Center was $168.0 million in 2020, $171.1 million in 2019, and $171.3 million in 2018.  The loss or reduction in value of this contract would have an adverse impact on our financial condition, results of operations, and cash flows.

We may not be able to successfully identify, consummate or integrate acquisitions.

Although the primary focus of our capital strategy is on debt reduction, we continue to evaluate suitable acquisition targets intended to enhance our growth and diversify our cash flows. The pursuit of acquisitions may pose certain risks to us. We may not be able to identify acquisition candidates that fit our criteria for growth, profitability and capital allocation strategy. Even if we are able to identify such candidates, we may not be able to acquire them on terms satisfactory to us. We may incur expenses and dedicate attention and resources associated with the review and pursuit of acquisition opportunities, whether or not we consummate such acquisitions.

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

As a result of our acquisitions, we have recorded and will continue to record goodwill and other intangible assets. In the future, our goodwill or other intangible assets may become impaired, which could result in material non-cash charges to our results of operations.

We have goodwill and other intangible assets resulting from business acquisitions. We evaluate the carrying value of goodwill annually, and whenever circumstances indicate the carrying value of goodwill may be impaired, as defined by U.S. generally accepted accounting principles. In conjunction with our annual assessment in the fourth quarter of 2020, we recognized an impairment charge of $42.6 million, representing the full balance of goodwill allocated to our Community reporting unit, primarily because of the significant decline in the equity market valuation of the Company, as well as the reduction in cash flows from the COVID-19 pandemic and the anticipated change in tax structure effective January 1, 2021. We will continue to evaluate the remaining goodwill in our Safety reporting unit for impairment by performing a qualitative assessment to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Estimated fair values could change if there are changes in assumptions related to our capital structure and cost of debt and equity and operating cash flows, as well as considerations related to our equity valuation. Impairments of goodwill or other intangible assets could require material non-cash charges to our results of operations.

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

We are subject to various types of litigation.

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

Following the release of the August 18, 2016 DOJ memorandum, a purported securities class action lawsuit was filed on August 23, 2016 against us and certain of our current and former officers in the United States District Court for the Middle District of Tennessee, or the District Court, captioned Grae v. Corrections Corporation of America et al., Case No. 3:16-cv-02267.  The lawsuit is brought on behalf of a putative class of shareholders who purchased or acquired our securities between February 27, 2012 and August 17, 2016. The Plaintiffs seek compensatory damages and costs incurred in connection with the lawsuit.  In general, the lawsuit alleges that, during this timeframe, our public statements were false and/or misleading regarding the purported operational, programming, and cost efficiency factors cited in the DOJ memorandum and, as a result, our stock price was artificially inflated.  The lawsuit alleges that the publication of the DOJ memorandum on August 18, 2016 revealed the alleged fraud, causing the per share price of our stock to decline, thereby causing harm to the putative class of shareholders.

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

Legal proceedings related to, and adverse developments in our relationship with, our employees could adversely affect our business, financial condition or results of operations.  We and our subsidiaries are party to a variety of claims and legal proceedings in the ordinary course of business, including but not limited to claims and legal proceedings related to employment matters.  Because the resolution of claims and legal proceedings is inherently uncertain, there can be no assurance we will be successful in defending against such claims or legal proceedings, or that management's assessment of the materiality of these matters, including the reserves taken in connection therewith, will be consistent with the ultimate outcome of such claims or legal proceedings.  In the event management's assessment of materiality of current claims and legal proceedings proves inaccurate or litigation that is material arises in the future, the resolution of such matters may have an adverse impact on our business, financial condition or results of operations.

As of December 31, 2020, we employed 12,415 full- and part-time employees.  Approximately 1,260 of our employees at six of our facilities, or approximately 10.1% of our workforce, are represented by labor unions.  We have not experienced a strike or work stoppage at any of our facilities and, in the opinion of management, overall employee relations are good. New executive orders, administrative rules and changes in National Labor Relations could increase organizing activity at locations where employees are currently not represented by a labor organization. Increases in organizational activity or any future work stoppages could have an adverse impact on our business, financial condition, or results of operations.

We are subject to legal proceedings associated with owning and managing correctional, detention, and residential reentry facilities.  Our ownership and management of correctional, detention, and residential reentry facilities, and the provision of inmate transportation services by a subsidiary, expose us to potential third-party claims or litigation by prisoners or other persons relating to personal injury, illness, or other damages resulting from contact with a facility, its managers, personnel or other prisoners, including damages arising from a prisoner's escape from, or a disturbance or riot at, a facility we own or manage, or from the misconduct of our employees.  To the extent the events serving as a basis for any potential claims are alleged or determined to constitute illegal or criminal activity, we could also be subject to criminal liability.  Such liability could result in significant monetary fines and could affect our ability to bid on future contracts and retain our existing contracts. In addition, as an owner of real property, we may be subject to a variety of proceedings relating to personal injuries of persons at such facilities. The claims against our facilities may be significant and may not be covered by insurance. Even in cases covered by insurance, our deductible (or self-insured retention) may be significant.

We are subject to necessary insurance costs.

Workers' compensation, auto liability, employee health, and general liability insurance represent significant costs to us. Because we are significantly self-insured for workers' compensation, auto liability, employee health, and general liability risks, the amount of our insurance expense is dependent on claims experience, our ability to control our claims experience, and in the case of workers' compensation and employee health, rising health care costs in general. Unanticipated additional insurance costs could adversely impact our results of operations and cash flows, and the failure to obtain or maintain any necessary insurance coverage could have an adverse impact on us.

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

Technological changes or negative changes in the level of acceptance of, or resistance to, the use of electronic monitoring products could cause our electronic monitoring products and other technology to become obsolete or require the redesign of our electronic monitoring products, which could have an adverse effect on our business.

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

If our suppliers fail to supply, in a timely manner, electronic monitoring products that meet our quantity, quality, cost requirements, or technical specifications, we may not be able to access alternative sources of these products within a reasonable period of time or at commercially reasonable rates. A reduction or interruption in the supply of such products, or a significant increase in the price of such products, could have an adverse impact on our marketing and sales initiatives, which could adversely affect our financial condition and results of operations.  In addition, contracts with such suppliers may not continue to be available on acceptable terms or at all.

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

The primary risk we face for asset impairment charges, excluding goodwill, is associated with real estate that we own.  As of December 31, 2020, we had $2.6 billion in property and equipment, including $132.7 million in long-lived assets, excluding equipment, at five idled CoreCivic Safety correctional facilities.  We can provide no assurance that we will be able to secure agreements to utilize our idle properties, or that we will not incur impairment charges in the future.

In addition, facility development and expansion projects pose additional risks, including cost overruns caused by various factors, many of which are beyond our control, such as the effects of, and delays caused by, COVID-19, weather, the availability of labor and materials, labor conditions, delays in obtaining legal approvals, unforeseen engineering, archeological or environmental problems, and cost inflation, resulting in increased construction costs. Further, if we are unable to utilize the new bed capacity, our financial results could deteriorate.

Certain of our facilities are subject to options to purchase and reversions.  Ten of our facilities are subject to an option to purchase by certain governmental agencies.  Such options are exercisable by the corresponding contracting governmental entity generally at any time during the term of the respective facility contract.  Certain of these purchase options are based on the depreciated book value of the facility, which essentially could result in the transfer of ownership of the facility to the governmental agency at the end of the life used for accounting purposes, while other options to purchase are exercisable at prices below fair market value. See "Business – Facility Portfolio."  If any of these options are exercised, there exists the risk that we will be unable to invest the proceeds from the sale of the facility in one or more properties that yield as much cash flow as the property acquired by the government entity.  In addition, in the event any of these options is exercised, there exists the risk that the contracting governmental agency will terminate the management contract associated with such facility.  For the year ended December 31, 2020, the ten facilities currently subject to these options generated $323.8 million in revenue (17.2% of total revenue) and incurred $259.8 million in operating expenses.

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

Components of our business depend significantly on effective information systems and technologies, some of which are provided and/or maintained by third parties. As with all companies that utilize information systems, we are vulnerable to negative impacts to our business if the operation of those systems malfunctions or experiences errors, interruptions or delays, or certain information contained therein is compromised. As a matter of course, we may store or process the personal information of offenders, employees and other persons as required to provide our services and such personal information or other data may be hosted or exchanged with our government partners and other third-party providers.  While we employ commercially reasonable, industry standard administrative, technical and physical safeguards designed to protect the integrity and security of any personal data we collect or process, despite the security measures we have in place, and any additional measures we may implement in the future, our facilities and systems, and those of our third-party service providers, could be vulnerable to security breaches, computer viruses, lost or misplaced data, programming errors, human errors, acts of vandalism, or other events. For example, several well-known companies have recently disclosed high-profile security breaches involving sophisticated and highly targeted attacks on their company's infrastructure or their customers' data, which were not recognized or detected until after such companies had been affected notwithstanding the preventive measures they had in place. Any security breach or event resulting in the interruption, delay or failure of our services or information systems, or the misappropriation, loss, or other unauthorized disclosure of personal data or confidential information, including confidential information about our employees, whether by us directly or our third-party service providers, could damage our reputation, expose us to the risks of litigation and liability, result in significant monetary penalties and/or regulatory actions for violation of applicable laws or regulations, disrupt our business and result in significant costs for remedial measures to prevent future occurrences and mitigate past violations, result in lost business, or otherwise adversely affect our results of operations. Although we maintain insurance covering certain security and privacy damages and claim expenses, we may not carry insurance or maintain coverage sufficient to compensate for all liability and in any event, insurance coverage would not address the reputational damage that could result from a security incident. We did not log any such incidents in 2020, nor were we informed by law enforcement of any such incidents.

We are subject to risks related to corporate social responsibility.

The growing integration of ESG factors in making investment decisions is relatively new, and frameworks and methods used by investors for assessing ESG policies are not fully developed and vary considerably among the investment community.  During 2020, we issued our second ESG report to detail how we attempt to deliver on our service commitment to our government partners and manage our operations responsibly and ethically.  These policies and practices, whether it be the standards we set for ourselves or ESG criteria established by third parties, and whether or not we meet such standards, may influence our reputation.  For example, the perception held by the general public, our governmental partners, vendors, suppliers, other stakeholders, or the communities in which we do business may depend, in part, on the standards we have chosen to aspire to meet, whether or not we meet these standards on a timely basis or at all, and whether or not we meet external ESG factors they deem relevant. Nonetheless, the subjective nature and wide variety of methods and processes used by various stakeholders, including investors, to assess a company with respect to ESG criteria can result in the perception of negative ESG factors or a misrepresentation of our ESG policies and practices. Our failure to achieve progress on our ESG policies and practices on a timely basis, or at all, or to meet ESG criteria set by third parties, could adversely affect our business, financial performance, or growth.

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

We may encounter staffing constraints as well as costs and expenses associated with owning and/or operating our correctional, detention, and residential reentry facilities as a result of acts of God, outbreaks of epidemic or pandemic disease (such as the COVID-19 pandemic), war (including the potential for war), terrorist activity (including threats of terrorist activity), political unrest, geopolitical uncertainty and other forms of civil strife, in or around locations where we own and/or operate significant properties. These events could have an adverse impact on our business, financial condition, results of operations or the market price of our common stock.

Risks Related to Our Indebtedness

Our indebtedness could adversely affect our financial health and prevent us from fulfilling our obligations under our debt securities.

We have a significant amount of indebtedness.  As of December 31, 2020, we had total indebtedness of $1,809.5 million.  Our indebtedness could have important consequences.  For example, it could:

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

If we are unable to meet our debt service obligations, we may need to reduce capital expenditures, restructure or refinance our indebtedness, obtain additional equity financing or sell assets. We may be unable to restructure or refinance our indebtedness, obtain additional equity financing or sell assets on satisfactory terms or at all.

Our Credit Agreements, indentures related to our senior notes, and other debt instruments have restrictive covenants that could limit our financial flexibility.

The indentures related to our aggregate original principal amount of $350.0 million 4.625% senior notes due 2023, $250.0 million 5.0% senior notes due 2022, and $250.0 million 4.75% senior notes due 2027, collectively referred to herein as our senior notes, the $200.0 million term loan under our Bank Credit Facility, or Term Loan A, the Revolving Credit Facility, and the credit agreement governing our outstanding $250.0 million Senior Secured Term Loan B, or our Term Loan B, and, together with the Bank Credit Facility, our Credit Agreements, contain restrictive covenants that limit our ability to engage in activities that may be in our long-term best interests.  Our Bank Credit Facility requires us to comply with certain financial covenants, including leverage and fixed charge coverage ratios.  Our Term Loan B requires us to comply with certain financial covenants, including a secured leverage ratio and, under specified circumstances, a loan-to-value requirement.  Our Credit Agreements include other restrictions that, among other things, limit our ability to incur indebtedness; grant liens; engage in mergers, consolidations and liquidations; make asset dispositions, make restricted payments and investments; issue disqualified stock; enter into transactions with affiliates; and amend, modify or prepay certain indebtedness.  The indentures related to our senior notes contain limitations on our ability to effect mergers and change of control events, as well as other limitations on our ability to create liens on our assets.

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

Subject to applicable laws and certain agreed-upon exceptions, our Revolving Credit Facility and Term Loan A are secured by a pledge of all of the capital stock of CoreCivic's domestic subsidiaries, 65% of the capital stock of CoreCivic’s foreign subsidiaries, all of CoreCivic’s accounts receivable and all of CoreCivic's deposit accounts. Our Term Loan B is secured by a first lien on certain specified real property assets, representing a loan-to-value of no greater than 80%. Subject to compliance with the restrictive covenants under our existing indebtedness, we may incur additional indebtedness secured by existing or future assets of CoreCivic or our subsidiaries. In the event of a default under our Credit Agreements or any other secured indebtedness, or if we experience insolvency, liquidation, dissolution or reorganization, the holders of our secured debt instruments would first be entitled to payment from their collateral security, and only after that would holders of our unsecured debt be entitled to payment from our remaining assets. In such an event, there can be no assurance that we would have sufficient assets to pay amounts due to holders of our unsecured debt, and such holders may receive less than the full amount to which they are entitled.

Servicing our indebtedness will require a significant amount of cash or may require us to refinance our indebtedness before it matures.  Our ability to generate cash depends on many factors beyond our control and there is no assurance that we will be able to refinance our debt on acceptable terms, or at all.

Currently, our Term Loan A and Revolving Credit Facility both mature in April 2023. Our Term Loan B matures in December 2024. We also have outstanding $350.0 million in aggregate principal amount of our 4.625% senior notes due 2023, $250.0 million in aggregate principal amount of our 5.0% senior notes due 2022, and $250.0 million in aggregate principal amount of our 4.75% senior notes due 2027.  In addition, we have $323.0 million outstanding under three non-recourse mortgage notes with interest rates ranging from 4.43% to 4.5% maturing in 2033, 2034, and 2040.  Our ability to make payments on our indebtedness, to refinance our indebtedness, and to fund planned capital expenditures will depend on our ability to generate cash in the future.  This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory, and other factors that are beyond our control.

The risk exists that our business will be unable to generate sufficient cash flow from operations or that future borrowings will not be available to us in an amount sufficient to enable us to pay our indebtedness, including our existing senior notes, or to fund our other liquidity needs.  We may need to refinance all or a portion of our indebtedness, including our senior notes, on or before maturity.  Our ability to refinance all or a portion of our indebtedness on acceptable terms, or at all, will be dependent upon a number of factors, including our degree of leverage, the amount of our cash flows, the value of our assets, borrowing and other financial restrictions imposed by lenders and conditions in the credit markets at the time we refinance. If we are unable to refinance our indebtedness on acceptable terms, we may be forced to agree to otherwise unfavorable financing terms or to sell one or more properties at unattractive prices or on disadvantageous terms. Any one of these options could have a material adverse effect on our business, financial condition, results of operations and our cash flows.

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

The terms of the indentures for our senior notes and our Credit Agreements restrict our ability to incur indebtedness; however, we may nevertheless incur additional indebtedness in the future, and in the future, we may refinance all or a portion of our indebtedness, including our Credit Agreements, and may incur additional indebtedness as a result so long as we comply with the limitations in our senior notes and Credit Agreements while they are in effect. As of December 31, 2020, we had $566.2 million of additional borrowing capacity available under our Revolving Credit Facility. The Bank Credit Facility also contains an "accordion" feature that provides for uncommitted incremental extensions of credit in the form of increases in the revolving commitments or incremental term loans of up to $350.0 million.  In addition, so long as we comply with the limitations in our senior notes and Credit Agreements while they are in effect, we may issue an indeterminate amount of debt securities from time to time when we determine that market conditions and the opportunity to utilize the proceeds from the issuance of such debt securities are favorable. If new debt is added to our and our subsidiaries' current debt levels, the related risks that we and they now face could intensify.

Our ability to incur more secured debt has been further limited by the Term Loan B.

The Term Loan B required us to place liens on mortgaged properties representing a loan-to-value of no greater than 80%.  Our Credit Agreements limit the amount of liens we can place on existing assets, further restricting the amount of additional secured debt we are able to obtain.  This limitation restricts our ability to obtain financing for future needs and opportunities.

Our access to capital may be affected by general macroeconomic conditions.

Credit markets may tighten significantly for various reasons that may or may not result from company-specific activities such that our ability to obtain new capital could be more challenging and more expensive.  Further, we can provide no assurance that the banks that have made commitments under our Bank Credit Facility will continue to operate as going concerns in the future or will agree to extend commitments beyond the maturity date.  If any of the banks in the lending group were to fail, or fail to renew their commitments, it is possible that the capacity under our Bank Credit Facility would be reduced.  In the event that the availability under our Bank Credit Facility was reduced significantly, we could be required to obtain capital from alternate sources in order to continue with our business and capital strategies.  Our options for addressing such capital constraints would include, but not be limited to (i) delaying certain capital expenditure projects, (ii) obtaining commitments from the remaining banks in the lending group or from new banks to fund increased or new amounts under the terms of our Bank Credit Facility, (iii) accessing the public capital markets, or (iv) retaining more of our cash flow.  Such alternatives could be on terms less favorable than under existing terms, which could have a material effect on our consolidated financial position, results of operations, or cash flows.

Increasing activist resistance to the use of public-private partnerships for correctional, detention, and residential reentry facilities could impact our ability to obtain financing to grow our business or to refinance existing indebtedness, which could have a material adverse effect on our business, financial condition and results of operations.

Our company does not, under longstanding policy, lobby for or against policies or legislation that would determine the basis for, or duration of, an individual's incarceration or detention.  This strict policy also applies to external government relations professionals working on our behalf at all levels of government.  Nonetheless, contracting for correctional, detention, and residential reentry facilities and related services has not achieved complete acceptance by certain governments or the public at large. The operation of correctional, detention, and residential reentry facilities by private entities has encountered resistance from certain groups, such as immigration advocates, labor unions, prison reform organizations and other special interest groups that believe correctional, detention, and residential reentry facilities should only be operated by governmental agencies, or that alternatives to immigrant detention should be utilized to enforce the nation's border policies.  Further, opposition to immigration policies and the association of private companies with the enforcement of such policies have caused some banks, including several that are currently parties to the Bank Credit Facility, to announce that they do not expect to continue providing credit or financial services to private entities that operate correctional, and detention facilities, including CoreCivic. The banks that are currently parties to the Bank Credit Facility are obligated to honor their commitments under the Bank Credit Facility, which expire in April 2023.  These decisions have currently affected the capital markets for our securities, and we can provide no assurance that additional banks that are party to our Bank Credit Facility will not make similar decisions, or that new banks will be willing to become party to our Bank Credit Facility, or that the capital markets for our securities will improve.  While we believe we will continue to have access to capital, restrictions on our access to capital, or increases in the cost of capital, could have a material adverse effect on our business, financial condition and results of operations.

Rising interest rates would increase the cost of our variable rate debt.

We have incurred and expect in the future to incur indebtedness that bears interest at variable rates, including indebtedness under our Credit Agreements. Accordingly, increases in interest rates would increase our interest costs, which could have an adverse impact on us and our ability to pay-down our debt, return capital to our stockholders and pay maturing debt or cause us to be in default under certain debt instruments.

Risks Related to our Corporate Tax Structure

Our obligations to pay income taxes will increase beginning in 2021, which will result in a reduction to our earnings, and could have negative consequences to us.

We expect to revoke our REIT election and become a taxable C Corporation effective January 1, 2021, which will result in a higher provision for federal and state income taxes, which could impair our ability to satisfy our financial obligations and negatively impact the price of our securities.  Further, federal and state income tax rates could increase in the future, exacerbating these risks.  President Biden has advocated for an increase in the federal corporate income tax rate from 21% to 28%.  We can provide no assurance that federal or state income tax rates will not increase in the future.

We may fail to realize the anticipated benefits of revoking our REIT election and becoming a taxable C Corporation effective January 1, 2021, or those benefits may take longer to realize than expected, if at all, or may not offset the costs of revoking our REIT election and becoming a taxable C Corporation.

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

If we failed to remain qualified as a REIT for those years we elected REIT status, we would be subject to corporate income taxes and would not be able to deduct distributions to stockholders when computing our taxable income for those years.

We operated in a manner that was intended to allow us to qualify as a REIT for federal income tax purposes during those years we elected REIT status, 2013 through 2020.  However, we cannot assure you that we qualified as a REIT during those years. Qualification as a REIT required us to satisfy numerous requirements established under highly technical and complex sections of the Internal Revenue Code of 1986, as amended, or the Code, which may change from time to time and for which there are only limited judicial and administrative interpretations, and involves the determination of various factual matters and circumstances not entirely within our control. For example, in order to qualify as a REIT, the REIT must derive at least 95% of its gross income in any year from qualifying sources. In addition, a REIT is required to distribute annually to its stockholders at least 90% of its REIT taxable income (determined without regard to the dividends paid deduction and by excluding capital gains) and must satisfy specified asset tests on a quarterly basis.

If we failed to qualify as a REIT in any taxable year we elected REIT status, we would be subject to federal income tax (including any applicable alternative minimum tax for years before 2018) on our taxable income computed in the usual manner for corporate taxpayers without deduction for distributions to our stockholders, and we may need to borrow additional funds or issue securities to pay such additional tax liability. Any such corporate income tax liability could be substantial and would reduce the amount of cash available for other purposes, because, unless we are entitled to relief under certain statutory provisions, we would be taxable as a C Corporation, beginning in the year in which the failure occurred, and we would not be allowed to re-elect to be taxed as a REIT for the following four years.

Even if we remained qualified as a REIT for those years we elected REIT status, we may owe taxes under certain circumstances.

Even if we qualify as a REIT for those years we elected REIT status, we will be subject to certain U.S. federal, state and local taxes on our income and property, including on taxable income that we did not distribute to our stockholders, and on net income from certain "prohibited transactions". In addition, the REIT provisions of the Code are complex and are not always subject to clear interpretation. For example, a REIT must derive at least 95% of its gross income in any year from qualifying sources, including rents from real property. Rents from real property include amounts received for the use of limited amounts of personal property and for certain services. Whether amounts constitute rents from real property or other qualifying income may not be entirely clear in all cases. We may fail to qualify as a REIT for those years we elected REIT status if we exceed the permissible amounts of non-qualifying income unless such failures qualify for relief under certain statutory relief provisions. Even if we qualify for statutory relief, we may be required to pay an excise or penalty tax (which could be significant in amount) in order to utilize one or more such relief provisions under the Code to maintain our qualification as a REIT for those years we elected REIT status. Furthermore, we conducted substantial activities through TRSs, and the income of those subsidiaries is subject to U.S. federal income tax at regular corporate rates.

Performing services through our TRSs during those years we elected REIT status may increase our overall tax liability or subject us to certain excise taxes.  A TRS may hold assets and earn income, including income earned from the performance of correctional services, that would not be qualifying assets or income if held or earned directly by a REIT.  During those years we elected REIT status, we conducted a significant portion of our business activities through our TRSs. Our TRSs are subject to federal, foreign, state and local income tax on their taxable income, and their after-tax net income generally is available for distribution to us but is not required to be distributed to us. The TRS rules also impose a 100% excise tax on certain transactions between a TRS and its parent REIT that are not conducted on an arm's-length basis. We believe our arrangements with our TRSs were on arm's-length terms. If it is determined that our arrangements with our TRSs were not on an arm's-length terms, we would be subject to the 100% excise tax.

The value of the securities we owned in our TRSs during those years we elected REIT status was limited under the REIT asset tests.  Under the Code, no more than 20% of the value of the gross assets of a REIT may be represented by securities of one or more TRSs. This limitation affected our ability to increase the size of our TRSs' operations and assets during those years that we elected REIT status, and there can be no assurance that we were able to comply with this limitation. If it is determined that we were unable to comply with this limitation, we would fail to qualify as a REIT for those years we elected REIT status.

The tax imposed on REITs engaging in "prohibited transactions" limited our ability to engage in transactions during those years we elected REIT status which would be treated as sales for federal income tax purposes. A REIT's net income from prohibited transactions is subject to a 100% penalty tax. In general, prohibited transactions are sales or other dispositions of property, other than foreclosure property, held primarily for sale to customers in the ordinary course of business. Although we do not believe that we held any properties that would be characterized as held for sale to customers in the ordinary course of our business during those years we elected REIT status, unless the sale or disposition qualified under certain statutory safe harbors, such characterization is a factual determination and no guarantee can be given that the Internal Revenue Service, or IRS, would agree with our characterization of our properties or that we will always be able to make use of the available safe harbors.

General Risk Factors

The market price of our equity securities may vary substantially, which may limit our stockholders' ability to liquidate their investment.

Factors that could affect the market price of our equity securities include, but are not limited to, the following:

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

Future offerings of debt or equity securities ranking senior to our common stock or incurrence of debt (including under our Bank Credit Facility) may adversely affect the market price of our common stock.

If we decide to issue debt or equity securities in the future ranking senior to our common stock or otherwise incur indebtedness (including under our Bank Credit Facility), it is possible that these securities or indebtedness will be governed by an indenture or other instrument containing covenants restricting our operating flexibility and limiting our ability to make distributions to our stockholders. Additionally, any convertible or exchangeable securities that we issue in the future may have rights, preferences and privileges, including with respect to distributions, more favorable than those of our common stock and may result in dilution to owners of our common stock. Because our decision to issue debt or equity securities in any future offering or otherwise incur indebtedness will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings or financings, any of which could reduce the market price of our common stock and dilute the value of our common stock.

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

The properties we owned at December 31, 2020 are described under Item 1 and in Note 4 of the Notes to the Consolidated Financial Statements contained in this Annual Report, as well as in Schedule III in Part IV of this Annual Report.

ITEM 3.LEGAL PROCEEDINGS.

The information required under this item can be found in Note 16 of the Notes to the Consolidated Financial Statements contained in this Annual Report and is incorporated by reference in this Part I, Item 3.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

PART II.

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Price of and Distributions on Capital Stock

Our common stock is traded on the New York Stock Exchange, or NYSE, under the symbol "CXW." On February 16, 2021, the last reported sale price of our common stock was $7.62 per share and there were approximately 2,500 registered holders and approximately 33,000 beneficial holders, respectively, of our common stock.

Dividend Policy

During 2019 and 2020, CoreCivic's Board of Directors declared the following quarterly dividends on its common stock:

Declaration Date	Record Date	Payable Date	Per Share
February 21, 2019	April 1, 2019	April 15, 2019	$0.44
May 16, 2019	July 1, 2019	July 16, 2019	$0.44
August 15, 2019	October 1, 2019	October 15, 2019	$0.44
December 12, 2019	January 6, 2020	January 15, 2020	$0.44
February 20, 2020	April 1, 2020	April 15, 2020	$0.44

In order to qualify as a REIT for the years we elected REIT status, we were generally required to distribute to our stockholders at least 90% of our REIT taxable income (determined without regard to the dividends paid deduction and excluding net capital gains), and we were subject to tax to the extent our net taxable income (including net capital gains) was not fully distributed. We announced on June 17, 2020 that our BOD suspended our quarterly dividend while it evaluated corporate structure and capital allocation alternatives.  On August 5, 2020, our BOD voted unanimously to approve a plan to revoke our REIT election and become a taxable C Corporation, effective January 1, 2021; our BOD also voted unanimously to discontinue the quarterly dividend and prioritize allocating our free cash flow to reduce debt levels.

Issuer Purchases of Equity Securities

None.

ITEM 6.	[Reserved]

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

As of December 31, 2020, through our CoreCivic Safety segment, we operated 47 correctional and detention facilities, 42 of which we owned, with a total design capacity of approximately 70,000 beds. Through our CoreCivic Community segment, we owned and operated 27 residential reentry centers with a total design capacity of approximately 5,000 beds.  In addition, through our CoreCivic Properties segment, we owned 15 properties for lease to third parties and used by government agencies, totaling 2.7 million square feet.  We are the nation's largest owner of partnership correctional, detention, and residential reentry facilities and one of the largest prison operators in the United States.  We also believe we are the largest private owner of real estate used by U.S. government agencies.  Our size and experience provide us with significant credibility with our current and prospective customers, and enable us to generate economies of scale in purchasing power for food services, health care and other supplies and services we offer to our government partners.

See Item 1, "Business – Overview" for a description of how we were organized as a real estate investment trust, or REIT, as of December 31, 2020, and our plans to revoke our REIT election and convert to a taxable C Corporation effective January 1, 2021.

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

In February 2021, President Biden announced plans to allow certain migrants to pursue asylum in the United States while awaiting their proceedings in immigration courts, reversing a policy of the prior administration, which required these asylum seekers to wait in Mexico during the pendency of their immigration court proceedings.

On January 26, 2021, President Biden issued the Executive Order on Reforming Our Incarceration System to Eliminate the Use of Privately Operated Criminal Detention Facilities, or the Private Prison EO.  The Private Prison EO directs the Attorney General to not renew United States Department of Justice, or DOJ, contracts with privately operated criminal detention facilities.  Two agencies of the DOJ, the Federal Bureau of Prisons, or the BOP, and the United States Marshals Service, or the USMS, utilize our services.  The BOP houses inmates who have been convicted, and the USMS is generally responsible for detainees who are awaiting trial.  The BOP has experienced a steady decline in inmate populations over the last seven years, a trend that has been accelerated by the novel coronavirus, or COVID-19, pandemic.  We currently have one prison contract with the BOP, accounting for 2% ($39.2 million) of our total revenue for the year ended December 31, 2020, which was recently renewed through November 2022.

Unlike the BOP, the USMS does not own detention capacity and relies on the private sector, along with county jails, for its detainee population. We do not believe the USMS currently has sufficient capacity that satisfies their current needs without the private sector, and we are not currently aware of an alternative solution for the USMS. We currently have eight detention facilities that have separate contracts where the USMS is the primary customer that all expire at various times over the next several years, with the exception of two contracts that have indefinite terms.  Non-renewal of these contracts would have a material adverse effect on our business, financial condition, and results of operations.  For the year ended December 31, 2020, USMS accounted for 21% ($396.3 million) of our total revenue.

Additionally, at the beginning of 2020, we expected a reduction in Immigration and Customs Enforcement, or ICE, populations throughout 2020 compared with 2019 because of a dramatic rise in such populations during 2019, when southern border apprehensions reached the highest levels in over a decade, as we did not believe these high levels would be sustained.  However, the decision near the end of the first quarter of 2020, which continued throughout the duration of 2020, by the federal government to deny entry at the United States southern border to asylum-seekers and anyone crossing the southern border without proper documentation or authority in an effort to contain the spread of COVID-19, amplified the reduction in people being apprehended and detained by ICE during 2020.  A protracted denial in United States southern border entries of asylum-seekers and undocumented immigrants, or continued disruptions in the criminal justice system could have a material effect on our financial position, results of operations and cash flows.

Prior to the COVID-19 pandemic, several of our state partners had been experiencing improvements in their budgets, which helped us secure recent per diem increases at certain facilities.  Further, several of our existing state partners, as well as prospective state partners, have been experiencing growth in offender populations and overcrowded conditions, are considering alternative correctional capacity for their aged and inefficient infrastructure, or are seeking cost savings by utilizing the private sector.  Since the beginning of 2018, we have completed the intake of new inmate populations as a result of new contracts with Kansas, Kentucky, Mississippi, Ohio, Nevada, South Carolina, and Vermont, and during the third quarter of 2020, we entered into a new contract with Idaho.

The COVID-19 pandemic has had, and we currently expect that the COVID-19 pandemic will continue to have, a negative impact on many of our state partners' budgets, though we cannot predict the ultimate impact COVID-19 will have on our revenue and per diem rates from our state partners.

We have implemented enhanced hygiene practices, suspended visitation in consultation with our government partners, separated vulnerable inmate populations for their additional protection, followed guidelines provided by the United States Centers for Disease Control and Prevention, or CDC, for Correctional and Detention Facilities, and have taken many other actions intended to limit the spread of COVID-19 among our staff and residents within our correctional, detention, and reentry facilities.  However, we cannot predict government responses to an increase in staff or residents testing positive for COVID-19 within public and private correctional, detention and reentry facilities, nor can we predict COVID-19 related restrictions on individuals, businesses, and services that disrupt the criminal justice system.  Certain government agencies have released, may be considering releasing, or may be experiencing pressure to release, certain inmates and detainees as a result of COVID-19, including those inmates and detainees considered vulnerable to serious illness or death in the event of COVID-19 infection, those with sentences ending in the next year, or those being held on a minor supervision violation.  Further, we cannot predict government policies on prosecutions and newly ordered legal restrictions as a result of COVID-19 that affect the number of people placed in correctional, detention, and reentry facilities. We currently expect the federal government’s policy of denying entry at the United States southern border to asylum-seekers and anyone crossing the southern border without proper documentation or authority, as well as the disruptions to the criminal justice system, to persist at least until a widely accepted treatment and/or vaccine for COVID-19 is widely disseminated, which could result in a further reduction in the number of offenders placed in our facilities.  Such actions could, either alone or in combination, have a material effect on our financial position, results of operations and cash flows.

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

We also believe that having beds immediately available to our partners provides us with a distinct competitive advantage when bidding on new contracts.  We believe the most significant opportunities for growth are in providing our government partners with available beds within facilities we currently own or that we will develop.  Over the long-term, we would like to see meaningful utilization of our available capacity and better visibility from our customers into their potential future needs before we develop new correctional or detention capacity on a speculative basis. We will, however, respond to customer demand and may develop or expand correctional and detention facilities when we believe potential long-term returns justify the capital deployment, like the 2019 expansion of our Otay Mesa Detention Center in San Diego, California.  We expanded the Otay Mesa facility by 512 beds as a result of long-standing demand from the USMS and ICE and limited detention capacity in the Southwest region of the United States.  Both the USMS and ICE currently utilize the Otay Mesa Detention Center under an existing contract that enables both agencies to utilize the additional capacity. We also believe that owning the facilities in which we provide management services enables us to more rapidly replace business lost compared with managed-only facilities, since we can offer the same beds to new and existing customers and, with customer consent, may have more flexibility in moving our existing populations to facilities with available capacity. Our management contracts generally provide our customers with the right to terminate our management contracts at any time without cause.

We are actively engaged in marketing our available capacity as solutions to meet the needs of potential customers. Historically, we have been successful in substantially filling our inventory of available beds and the beds that we have constructed. For example, in the second quarter of 2019, we announced that we entered into new contracts under inter-governmental service agreements, or IGSAs, with ICE at our previously idled 910-bed Torrance County Detention Facility in New Mexico and with the USMS at our previously idled 1,422-bed Eden Detention Center in Texas.  More recently, in the third quarter of 2020, we entered into a new contract under an IGSA between the city of Cushing, Oklahoma and the USMS, to utilize our 1,600-bed Cimarron Correctional Facility in Oklahoma.  We had previously announced our intention to idle the Cimarron facility during the third quarter of 2020, predominantly due to a lower number of inmate populations from the state of Oklahoma resulting from COVID-19, combined with the consequential impact of COVID-19 on the State's budget. The new management contract commenced on September 15, 2020. Filling these available beds could provide substantial growth in revenues, cash flow, and earnings per share.  However, we can provide no assurance that we will be able to fill our available beds.

We also offer our customers an attractive portfolio of correctional, detention, and reentry facilities that can be leased for various needs as an alternative to providing "turn-key" correctional, detention, and residential reentry bed space and services to our government partners.  In December 2019, we entered into a lease with the Kentucky Department of Corrections, or KYDOC, for our previously idled 656-bed Southeast Correctional Complex in Wheelwright, Kentucky. The lease commenced in mid-2020 and has an initial term of ten years and includes five two-year renewal options. The lease of this facility, along with the lease of our 2,400-bed North Fork Correctional Facility to the Oklahoma Department of Corrections, or ODOC, originating in 2016 and the lease of our 2,560-bed California City Correctional Center to the California Department of Corrections and Rehabilitation originating in 2013, exemplify our ability to react quickly to our partners' needs with innovative and flexible solutions that make the best use of taxpayer dollars.  We previously operated these three correctional facilities for various state and federal partners. We intend to pursue additional opportunities to lease prison facilities to government and other third-party operators in need of correctional capacity.

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

In February 2021, we entered into two 30-year lease agreements with the Alabama Department of Corrections, or ADOC, for the development of two correctional facilities in Alabama.  Final lease costs for both properties will become available when project financing is completed.  Construction of both facilities, which will contain an aggregate of approximately 7,000 beds, is expected to commence later in 2021 or the beginning of 2022.  The two facilities are expected to be ready for occupancy once construction is completed in approximately three years.  Both facilities will be leased, operated, and staffed by the ADOC.  We will retain ownership and be responsible for facility maintenance throughout the term of the leases. With the extensively aged criminal justice infrastructure in the U.S. today, and contract awards from the KDOC and the ADOC demonstrating our ability to bring important flexible solutions to government agencies, we believe we can bring solutions like these to other government agencies.

We also remain steadfast in our efforts to contain costs.  Approximately 61% of our operating expenses consist of salaries and benefits.  The turnover rate for correctional officers for our company, and for the corrections industry in general, remains high.  We are making investments in systems and processes intended to help manage our workforce more efficiently and effectively, especially with respect to overtime and costs of turnover.  We are also focused on workers' compensation and medical benefits costs for our employees due to continued rising healthcare costs throughout the country.  Effectively managing these staffing costs requires a long-term strategy to control such costs, and we continue to dedicate resources to enhance our benefits, provide specialized training and career development opportunities to our staff in order to attract and retain quality personnel. Finally, we are evaluating cost savings opportunities in areas such as inmate medical, utilities, and maintenance, among others.  Through ongoing company-wide initiatives, we continue to focus on efforts to manage costs and improve operating efficiencies.

Through the combination of our initiatives to (i) increase our revenues by increasing the utilization of our available beds, (ii) deliver new bed capacity through new facility construction and expansion opportunities, (iii) invest in real estate-only solutions, (iv) grow the utilization of our community corrections facilities, (v) acquire other businesses that expand the range of solutions we provide to government partners and diversify our cash flows, and (vi) contain our operating expenses, we believe we will be able to maintain our competitive advantage and continue to diversify the range of services we provide to our customers at an attractive price, thereby producing value for our stockholders.

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

Asset impairments. The primary risk we face for asset impairment charges, excluding goodwill, is associated with facilities we own.  As of December 31, 2020, we had $2.6 billion in property and equipment, including $132.7 million in long-lived assets, excluding equipment, at five idled CoreCivic Safety correctional facilities.  The carrying values of the five idled facilities as of December 31, 2020 were as follows (in thousands):

Prairie Correctional Facility	$14,646
Huerfano County Correctional Center	15,895
Diamondback Correctional Facility	38,346
Marion Adjustment Center	11,047
Kit Carson Correctional Center	52,757
$132,691

As of December 31, 2020, we also had one idled non-core facility in our Safety segment containing 240 beds with a total net book value of $3.1 million; three facilities in our Community segment, all of which became idle during 2020, containing an aggregate of 650 beds with an aggregate net book value of $9.2 million; and two previously leased properties in our Properties segment containing 55,000 square feet with an aggregate net book value of $9.5 million.  We incurred operating expenses at these idled facilities of approximately $7.6 million, $7.1 million, and $7.7 million during the period they were idle for the years ended December 31, 2020, 2019, and 2018, respectively.

Two of the three idled facilities in our Community segment are located in Oklahoma. As a result of the lower resident populations from the state of Oklahoma and the impact of COVID-19, we also transferred the remaining resident populations at our 390-bed Tulsa Transitional Center to Oklahoma's system, idling the Tulsa facility during the third quarter of 2020.  Closure of the Tulsa facility followed the closure of the 200-bed Oklahoma City Transitional Center during the second quarter of 2020, and the 289-bed Turley Residential Center in Oklahoma in 2019.  During the fourth quarter of 2020, the BOP awarded a new contract to us for residential reentry and home confinement services pursuant to a solicitation for capacity and services to be provided in the state of Oklahoma.  As a result, we reactivated the Turley Residential Center during the first quarter of 2021, and provide the BOP additional reentry services at our owned and operated Oklahoma Reentry Opportunity Center (formerly known as the Carver Transitional Center), which supplements the existing utilization by the state of Oklahoma.

During the third quarter of 2020, Adams County, Colorado, notified us that, pursuant to a re-bid of the managed-only contract at the 184-bed Henderson Transitional Center, a facility in the Community segment we leased from Adams County, it awarded the contract to another operator.  We transitioned operations to the other operator upon expiration of the contract in January 2021.

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

On September 15, 2020, we announced that we entered into a new contract under an IGSA between the city of Cushing, Oklahoma and the USMS to utilize our 1,600-bed Cimarron Correctional Facility in our CoreCivic Safety segment.  We had previously announced our intention to idle the Cimarron facility during the third quarter of 2020, predominantly due to a lower number of inmate populations from the state of Oklahoma resulting from COVID-19, combined with the consequential impact of COVID-19 on the State's budget. The new management contract commenced on September 15, 2020, and has an initial term of three years, with unlimited 24-month extension options thereafter upon mutual agreement. As of December 31, 2020, the net book value of the Cimarron facility was $72.7 million.

We evaluate the recoverability of the carrying values of our long-lived assets, other than goodwill, when events suggest that an impairment may have occurred.  Such events primarily include, but are not limited to, the termination of a management contract, a significant decrease in populations within a facility we own in our Safety and Community segments that we believe will be longer than short-term, and the expiration and non-renewal of lease agreements in our Properties segment.

We perform the impairment analyses for each of the idle facilities as well as any other properties with indicators of impairment.  Our estimates of recoverability are initially based on projected undiscounted cash flows that are comparable to historical cash flows from management contracts or lease agreements at facilities similar to the idled facilities, including historical operations for the idled facilities when such facilities were operating. Our impairment evaluations also take into consideration our historical experience in securing new management contracts to utilize correctional facilities that had been previously idled for substantial periods of time.  Such previously idled correctional facilities are currently being operated under contracts that continue to generate cash flows resulting in the recoverability of the net book value of the previously idled facilities by material amounts. We also perform sensitivity analyses that consider reductions to such cash flows. Our sensitivity analyses include reductions in projected cash flows by as much as half of the historical cash flows generated by the respective facility as well as prolonged periods of vacancies. As a result of our analyses, we reported an impairment charge of $9.8 million on one of the residential reentry facilities in the Community segment in Oklahoma, based on its anticipated use as a commercial real estate property rather than a reentry facility.  The fair value measurement for these assets was estimated using unobservable Level 3 inputs, as defined in Accounting Standards Codification, or ASC, 820, "Fair Value Measurement," using market comparable data for similar properties in the local markets.

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

Goodwill impairments.  As of December 31, 2020 and 2019, we had $5.9 million and $50.5 million, respectively, of goodwill, established in connection with multiple business combination transactions.  Under the provisions of Accounting Standards Update, or ASU, 2017-04, "Intangibles–Goodwill and Other (Topic 350): Simplifying the Test of Goodwill Impairment," we perform a qualitative assessment to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount.  If, after assessing the totality of events or circumstances, we determine it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then we perform a quantitative impairment test.  If a quantitative test is required, we perform an assessment to identify the existence of impairment and to measure the excess of a reporting unit's carrying amount over its fair value by using a combination of various common valuation techniques, including market multiples and discounted cash flows under valuation methodologies that include an income approach and a market approach.  Goodwill impairment tests are required to be performed at least annually.  We perform our impairment tests during the fourth quarter, in connection with our budgeting process, and whenever circumstances indicate the carrying value of goodwill may not be recoverable.  By their nature, valuation techniques are subject to considerable judgment and require estimates of future cash flows as well as other factors, which are often difficult to predict.  Estimated fair values could change if there are changes in assumptions related to our capital structure and cost of debt and equity and operating cash flows, as well as considerations related to our equity valuation.

In connection with our annual impairment test for the goodwill associated with the Community reporting unit, during the fourth quarter of 2020, we performed a quantitative goodwill impairment test and concluded to record an impairment charge of $42.6 million, representing the full value of goodwill allocated to this reporting unit.  Our analysis considered numerous factors, with the impairment predominantly driven by our consideration of the broad-based declines in the market capitalization of publicly-traded companies in our industry, primarily during the second half of 2020, as well as the reduction in cash flows from the COVID-19 pandemic and the anticipated change in tax structure effective January 1, 2021. We believe the cash flows in this segment will improve once effects of the pandemic subside, and intend to continue to pursue investments in this segment, which focuses on helping those entrusted to our care successfully transition to local communities and become productive citizens.  This segment serves a critical need to parolees, defendants, and offenders who are serving their full sentence, the last portion of their sentence, waiting to be sentenced, awaiting trial while supervised in a community environment, or as an alternative to incarceration.  We could generate additional goodwill from business combinations transacted in this segment in the future, which could result in additional charges if the goodwill becomes impaired under the requirements of ASU 2017-04.

We also performed qualitative assessments of goodwill recorded in our Safety reporting units in the fourth quarter of 2020, concluding there was no impairment for such goodwill.  We recorded certain interim event-driven impairment charges in 2020.  During the third quarter of 2020, we provided notice to the local county customers at two managed-only facilities in our CoreCivic Safety segment of our intent to terminate the contracts.  We transitioned operations of the 1,046-bed Silverdale Detention Center in December of 2020 and transitioned operations at the 1,348-bed Metro-Davidson County Detention Facility in October 2020.  As a result of these expected contract terminations, during the second quarter of 2020, we recognized goodwill impairment charges of $2.0 million associated with these two managed-only facilities' reporting units.

Self-funded insurance reserves.  As of December 31, 2020 and 2019, we had $46.3 million and $41.9 million, respectively, in accrued liabilities for employee health, workers' compensation, and automobile insurance claims.  We are significantly self-insured for employee health, workers' compensation, and automobile liability insurance claims.  As such, our insurance expense is largely dependent on claims experience and our ability to control our claims.  We have consistently accrued the estimated liability for employee health insurance claims based on our history of claims experience and the estimated time lag between the incident date and the date we pay the claims.  We have accrued the estimated liability for workers' compensation claims based on an actuarial valuation of the outstanding liabilities, discounted to the net present value of the outstanding liabilities, using a combination of actuarial methods used to project ultimate losses, and our automobile insurance claims based on estimated development factors on claims incurred. The liability for employee health, workers' compensation, and automobile insurance includes estimates for both claims incurred and for claims incurred but not reported.  These estimates could change in the future.  It is possible that future cash flows and results of operations could be materially affected by changes in our assumptions, new developments, or by the effectiveness of our strategies.

Legal reserves.  As of December 31, 2020 and 2019, we had $5.9 million and $14.1 million, respectively, in accrued liabilities under the provisions of ASC Subtopic 450-20, "Loss Contingencies," related to certain claims and legal proceedings in which we are involved.  We have accrued our best estimate of the probable costs for the resolution of these claims, if estimable.  In addition, we are subject to current and potential future claims and legal proceedings for which little or no accrual has been reflected because our current assessment of the potential exposure is nominal.  These estimates have been developed in consultation with our General Counsel's office and, as appropriate, outside counsel handling these matters, and are based upon an analysis of potential results, assuming a combination of litigation and settlement strategies.  It is possible that future cash flows and results of operations could be materially affected by changes in our assumptions, new developments, or by the effectiveness of our litigation and settlement strategies.

RESULTS OF OPERATIONS

Our results of operations are impacted by the number of correctional and detention facilities we operated, including 42 we owned and five owned by our government partners (CoreCivic Safety), the number of residential reentry centers we owned and operated (CoreCivic Community), the number of facilities we leased to other operators (CoreCivic Properties), and the facilities we owned that were not in operation.  The following table sets forth the changes in the number of facilities operated for the years ended December 31, 2020 and 2019.

	Effective	CoreCivic
	Date	Safety	Community	Properties	Total
Facilities as of December 31, 2018		51	26	27	104
Acquisition of the South Raleigh Reentry Center in North Carolina	February 2019	—	1	—	1
Acquisition of a leased property in Michigan	May 2019	—	—	1	1
Sale of a leased property in Pennsylvania	June 2019	—	—	(1)	(1)
Acquisition of certain assets of Rehabilitation Services, Inc.	December 2019	—	2	—	2
Lease of the Southeast Correctional Complex	December 2019	(1)	—	1	—
Facilities as of December 31, 2019		50	29	28	107
Acquisition of a portfolio of government- leased properties	January 2020	—	—	28	28
Commencement of the Lansing Correctional Facility lease	January 2020	—	—	1	1
Termination of contract and lease of a Colorado reentry center	January 2020	—	(1)	—	(1)
Sale of an idled residential reentry center in Arizona	April 2020	—	(1)	—	(1)
Sale of an idled non-core facility in Tennessee	May 2020	(1)	—	—	(1)
Expiration of a managed-only contract in Tennessee	October 2020	(1)	—	—	(1)
Expiration of a managed-only contract in Tennessee	December 2020	(1)	—	—	(1)
Sale of a portfolio of government- leased properties	December 2020	—	—	(42)	(42)
Facilities as of December 31, 2020		47	27	15	89

Year Ended December 31, 2020 Compared to the Year Ended December 31, 2019

During the year ended December 31, 2020, net income attributable to common stockholders was $54.2 million, or $0.45 per diluted share, compared with net income attributable to common stockholders of $188.9 million, or $1.59 per diluted share, for the previous year.  Financial results in 2020 included $13.8 million of incremental expenses directly associated with COVID-19 (reflected in operating expenses), and $5.2 million of expenses associated with changes in our corporate tax structure (reflected in general and administrative expenses).  In addition, financial results in 2020 reflected several special items, including $60.6 million of asset impairments, a net loss of $13.0 million on sale of real estate assets, $7.1 million of expenses associated with debt repayments, and a charge of $0.6 million for contingent consideration associated with an acquisition of a business, each as more fully discussed herein.  Financial results in 2020 also reflected non-recurring deferred tax expense of $3.1 million reported during the first quarter of 2020. Financial results in 2019 were impacted by several non-routine transactions, including a $4.1 million gain, net of taxes, for the settlement of a contractual dispute with respect to revenues that would have been recognized during the previous several years, $4.7 million of asset impairments, and $0.6 million of expenses associated with debt refinancing transactions.  Financial results in 2019 also included $9.5 million of start-up expenses associated with the activation of two previously idled facilities, as further described hereafter.

Our Current Operations

Our ongoing operations are organized into three principal business segments:

•

CoreCivic Safety segment, consisting of the 47 correctional and detention facilities that are owned, or controlled via a long-term lease, and managed by CoreCivic, as well as those correctional and detention facilities owned by third parties but managed by CoreCivic. CoreCivic Safety also includes the operating results of our subsidiary that provides transportation services to governmental agencies, TransCor America, LLC, or TransCor.

•

CoreCivic Community segment, consisting of the 27 residential reentry centers that are owned, or controlled via a long-term lease, and managed by CoreCivic.  CoreCivic Community also includes the operating results of our electronic monitoring and case management service.

•	CoreCivic Properties segment, consisting of the 15 real estate properties owned by CoreCivic for lease to third parties and used by government agencies.

For the years ended December 31, 2020 and 2019, our total segment net operating income, which we define as facility revenue (including interest income associated with finance leases) less operating expenses, was divided among our three business segments as follows:

	For the Years Ended December 31,
	2020	2019
Segment:
Safety	82.2%	85.2%
Community	3.4%	5.0%
Properties	14.4%	9.8%

Facility Operations

A key performance indicator we use to measure the revenue and expenses associated with the operation of the correctional, detention, and residential reentry facilities we own or manage is expressed in terms of a compensated man-day, which represents the revenue we generate and expenses we incur for one offender for one calendar day.  Revenue and expenses per compensated man-day are computed by dividing facility revenue and expenses by the total number of compensated man-days during the period.  A compensated man-day represents a calendar day for which we are paid for the occupancy of an offender. We believe the measurement is useful because we are compensated for operating and managing facilities at an offender per diem rate based upon actual or minimum guaranteed occupancy levels.  We also measure our costs on a per compensated man-day basis, which is largely dependent upon the number of offenders we accommodate.  Further, per compensated man-day measurements are also used to estimate our potential profitability based on certain occupancy levels relative to design capacity.  Revenue and expenses per compensated man-day for all of the correctional, detention, and residential reentry facilities placed into service that we owned or managed, exclusive of those held for lease, and for TransCor were as follows for the years ended December 31, 2020 and 2019:

	For the Years Ended December 31,
	2020	2019
Revenue per compensated man-day	$84.71	$79.72
Operating expenses per compensated man-day:
Fixed expense	47.20	42.20
Variable expense	16.86	16.11
Total	64.06	58.31
Operating income per compensated man-day	$20.65	$21.41
Operating margin	24.4%	26.9%
Average compensated occupancy	74.1%	81.9%
Average available beds	77,462	78,236
Average compensated population	57,392	64,107

Revenue

Total revenue consists of management revenue we generate through CoreCivic Safety and CoreCivic Community in the operation of correctional, detention, and residential reentry facilities, as well as the revenue we generate from TransCor and our electronic monitoring and case management services.  Total revenue also consists of lease revenue we generate through CoreCivic Properties from facilities we lease to third-party operators.  The following table reflects the components of revenue for the years ended December 31, 2020 and 2019 (in millions):

	For the Years Ended December 31,
	2020	2019	$ Change	% Change
Management revenue:
Federal	$999.2	$1,013.8	$(14.6)	(1.4%)
State	636.3	673.4	(37.1)	(5.5%)
Local	81.7	102.9	(21.2)	(20.6%)
Other	95.0	113.1	(18.1)	(16.0%)
Total management revenue	1,812.2	1,903.2	(91.0)	(4.8%)
Lease revenue	93.1	77.3	15.8	20.4%
Other revenue	0.2	0.2	—	—
Total revenue	$1,905.5	$1,980.7	$(75.2)	(3.8%)

The $91.0 million, or 4.8%, decrease in total management revenue was primarily a result of a decrease in revenue of approximately $190.8 million caused primarily by a decrease in the average daily compensated population from 2019 to 2020, net of the revenue generated by one additional day of operations due to a leap year in 2020. In addition, revenue generated from our electronic monitoring and case management services decreased $5.0 million in 2020 when compared to 2019, primarily as a result of fewer court hearings and referrals due to COVID-19.  The decrease in total management revenue was partially offset by an increase in revenue of approximately $104.8 million driven primarily by an increase of 6.3% in average revenue per compensated man-day.  The increase in average revenue per compensated man-day was primarily the result of the effect of per diem increases at several of our facilities as well as a higher mix of federal populations at higher per diem rates.

Average daily compensated population decreased 6,715, or 10.5%, to 57,392 in 2020 compared to 64,107 in 2019. Average daily compensated population decreased primarily as a result of COVID-19, as further described hereafter, and the expiration of the contract with the BOP at our Adams County Correctional Center in the third quarter of 2019, which had an average daily compensated population of 1,997 inmates during the first three quarters of 2019 compared with 1,101 detainees during the first three quarters of 2020 under a new contract with ICE, as further described hereafter.  Further, the completion of the transfer of California inmates held in our out-of-state facilities back to the state of California during the second quarter of 2019, also contributed to the decline in average daily compensated population during 2020.  The decrease in average daily compensated population was also a result of a reduction in ICE populations, as previously described herein, net of additional populations resulting from the new IGSAs with ICE at the Adams County Correctional Center, which promptly transitioned from the BOP contract to the new IGSA with ICE during the third quarter of 2019, and at our previously idled Torrance facility during the second quarter of 2019. The decrease in average daily compensated population was partially offset by population increases from the USMS, including at our previously idled Eden facility due to a new contract executed in the second quarter of 2019, and from the state of Mississippi due to a new contract executed in the first quarter of 2020.

Average daily compensated populations also decreased at our 1,600-bed Cimarron Correctional Facility due to an agreement with the state of Oklahoma to idle the facility as a result of lower inmate populations in the State, combined with the impact of COVID-19 on the State's budget.  The Oklahoma populations were removed from this facility during the third quarter of 2020.  However, on September 15, 2020, we announced that we entered into a new contract under an IGSA between the city of Cushing, Oklahoma and the USMS to utilize the facility.  As of December 31, 2020, the USMS occupied approximately 1,000 beds at the Cimarron facility.

The solutions we provide to our federal customers, including primarily ICE, the USMS, and the BOP, continue to be a significant component of our business.  The federal customers in our Safety and Community segments generated approximately 52% and 51% of our total revenue in 2020 and 2019, respectively, decreasing $14.6 million, or 1.4%.  As previously described herein, the reduction in federal revenue in 2020 was primarily a result of a reduction in ICE populations throughout 2020 compared with 2019 due to a dramatic rise in such populations during 2019, when southern border apprehensions reached the highest levels in over a decade.  The reduction of people being apprehended and detained by ICE during 2020 was amplified by the decision near the end of the first quarter of 2020 by the federal government to deny entry at the United States southern border to asylum-seekers and anyone crossing the southern border without proper documentation or authority in an effort to contain the spread of COVID-19.

State revenues from contracts at correctional, detention, and residential reentry facilities that we operate decreased $37.1 million, or 5.5%, from 2019 to 2020.  In addition to the effect of an overall decline in state inmate populations resulting from COVID-19 during 2020, as previously described herein, the decrease in state revenues was also a result of the completion of the transfer back to the state of California of all of the California inmates held in our out-of-state facilities during the second quarter of 2019. This decline in population from California inmates resulted in a decrease in revenue of $13.3 million from 2019 to 2020.  The decrease in state revenues was partially offset by the revenue generated by new contracts with the state of Mississippi at our Tallahatchie County Correctional Facility, and the states of Kansas and Idaho at our Saguaro Correctional Facility in Arizona, each as further described hereafter, as well as per diem increases under numerous other state contracts. State revenues in 2020 also benefited from one additional day of operations due to a leap year in 2020.

During the third quarter of 2020, largely due to a lower number of inmate populations in the state of Oklahoma resulting from COVID-19, combined with the consequential impact of COVID-19 on the State's budget, we agreed with the State to idle our 1,600-bed Cimarron Correctional Facility during the third quarter of 2020.  We also transferred the remaining resident populations at our 390-bed Tulsa Transitional Center to Oklahoma's system, idling the Tulsa facility during the third quarter of 2020.  As previously described herein, we did not idle the Cimarron facility because we subsequently entered into a new contract under an IGSA between the city of Cushing, Oklahoma and the USMS to quickly repurpose the facility to serve a federal need.  From the end of the first quarter of 2020 to December 31, 2020, excluding the closure of our Cimarron facility to Oklahoma inmate populations, our state populations declined by approximately 4,700 inmates, or 14.5%, predominantly due to government actions to help prevent the spread of COVID-19.

The $18.1 million, or 16.0%, decrease in other management revenue from 2019 to 2020 included the gain for the settlement of a contractual dispute recognized in the third quarter of 2019, as previously discussed herein.  The decrease in other management revenue was also a result of the reduction in revenue generated from our electronic monitoring and case management services, also as previously discussed herein.

The $15.8 million, or 20.4%, increase in lease revenue from 2019 to 2020 was primarily a result of acquisitions in 2019 and 2020 of multiple properties leased to third parties and the commencement of the leases of the 656-bed Southeast Correctional Complex in Wheelwright, Kentucky, and the 2,432-bed correctional facility we constructed in Lansing, Kansas, all as further described hereafter.

Operating Expenses

Operating expenses totaled $1,406.4 million and $1,422.8 million in 2020 and 2019, respectively. Operating expenses consist of those expenses incurred in the operation and management of correctional, detention, and residential reentry facilities, as well as those expenses incurred in the operations of TransCor and our electronic monitoring and case management services.  Operating expenses also consist of those expenses incurred in the operation of facilities we lease to third-party operators.

Expenses incurred by CoreCivic Safety and CoreCivic Community in connection with the operation and management of our correctional, detention, and residential reentry facilities, as well as those incurred in the operations of TransCor and our electronic monitoring and case management services, decreased $21.4 million, or 1.5%, during 2020 compared with 2019.  Similar to our management revenue, there were several factors that contributed to the decrease in operating expenses incurred in these segments.  Operating expenses decreased primarily as a result of lower staffing and service levels that were consistent with the lower occupancy levels during the COVID-19 pandemic. In addition, consistent with the reduction in revenue from our electronic monitoring and case management services, operating expenses from these services also decreased due to fewer court hearings and referrals due to COVID-19.  The decrease in operating expenses during 2020 when compared to 2019 was partially offset by expenses associated with COVID-19, by the aforementioned activations of our previously idled Torrance and Eden facilities in the second quarter of 2019, and as a result of the additional day of operations due to a leap year in 2020.

Total expenses per compensated man-day increased to $64.06 during 2020 from $58.31 during 2019.  Fixed expenses per compensated man-day increased to $47.20 during 2020 from $42.20 during 2019. Recent increases in the unemployment rate caused by COVID-19 notwithstanding, as the economy improved and the nation's unemployment rate declined, we experienced wage pressures in certain markets across the country, and provided wage increases to remain competitive. Further, the COVID-19 pandemic presents unique employment circumstances, as the unemployment rate has recently increased dramatically as many businesses curtailed or even ceased operations.  While a higher unemployment rate in the longer-term could provide a more robust talent acquisition pipeline than we have recently experienced, we have incurred, and expect to continue to incur, incremental expenses in the short-term to help ensure sufficient staffing levels under unique and challenging working conditions.  Further, recruiting has been particularly challenging during the pandemic due to the front-line nature of the services we provide.  Incremental expenses include, but may not be limited to, incentive payments to our line and field staff, additional paid time off, as well as expenses to procure personal protective equipment and other supplies.  During April 2020, we announced that we would provide incentive payments to our line and field staff, known as "hero bonuses", through the end of the second quarter of 2020.  During 2020, we incurred $13.8 million of incremental expenses associated with COVID-19, including $6.3 million of hero bonuses paid in the second quarter of 2020. These incremental expenses contributed to the increase in fixed expenses per compensated man-day during 2020 compared to 2019.  We also provided wage increases to most of our facility staff during the third quarter of 2020.  We continually monitor compensation levels very closely along with overall economic conditions and will set wage levels necessary to help ensure the long-term success of our business.  Further, we continually evaluate the structure of our employee benefits package and training programs to ensure we are better able to attract and retain our employees.  Salaries and benefits represent the most significant component of our operating expenses, representing approximately 61% and 60% of our total operating expenses during 2020 and 2019, respectively.

Operating expenses incurred by CoreCivic Properties in connection with facilities we lease to third-party operators increased $5.3 million, or 23.4%, during 2020 when compared to 2019.  The increase in expenses in this segment during 2020 was primarily the result of acquisitions in 2019 and 2020 of multiple properties leased to third parties and the commencement of the leases of the 656-bed Southeast Correctional Complex in Wheelwright, Kentucky, and the 2,432-bed correctional facility we constructed in Lansing, Kansas.

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

Additionally, the Private Prison EO issued by President Biden on January 26, 2021, directs the Attorney General to not renew DOJ contracts with privately operated criminal detention facilities.  Two agencies of the DOJ, the BOP and the USMS, utilize our services.  The BOP houses inmates who have been convicted, and the USMS is generally responsible for detainees who are awaiting trial.  The BOP has experienced a steady decline in inmate populations over the last seven years, a trend that has been accelerated by the COVID-19 pandemic.  We currently have one prison contract with the BOP, accounting for 2% ($39.2 million) of our total revenue for the year ended December 31, 2020, which was recently renewed through November 2022.

Unlike the BOP, the USMS does not own detention capacity and relies on the private sector, along with county jails, for its detainee population. We do not believe the USMS currently has sufficient capacity that satisfies their current needs without the private sector, and we are not currently aware of an alternative solution for the USMS. We currently have eight detention facilities that have separate contracts where the USMS is the primary customer that all expire at various times over the next several years, with the exception of two contracts that have indefinite terms.  Non-renewal of these contracts, or the expansion of such a similar order to ICE, an agency of the DHS, would have a material adverse effect on our business, financial condition, and results of operations.  For the year ended December 31, 2020, USMS and ICE accounted for 21% ($396.3 million) and 28% ($541.9 million), respectively, of our total revenue

Based on information available as of the date of this Annual Report, we believe we will renew all contracts with our government partners that have expired or are scheduled to expire within the next twelve months that could have a material adverse impact on our financial statements.  We believe our renewal rate on existing contracts remains high due to a variety of reasons including, but not limited to, the constrained supply of available beds within the U.S. correctional system, our ownership of the majority of the beds we operate, and the cost effectiveness of the services we provide.  However, we cannot assure we will continue to achieve such renewal rates in the future.

CoreCivic Safety

CoreCivic Safety includes the operating results of the correctional and detention facilities that we operated during each period.  Total revenue generated by CoreCivic Safety decreased $73.7 million, or 4.1%, from $1,780.0 million during 2019 to $1,706.2 million during 2020.  CoreCivic Safety's facility net operating income, or facility revenues less operating expenses, decreased $58.5 million, or 12.3%, from $475.8 million during 2019 to $417.3 million during 2020. During 2020 and 2019, CoreCivic Safety generated 82.2% and 85.2%, respectively, of our total segment net operating income.

The following table displays the revenue and expenses per compensated man-day for CoreCivic Safety's correctional and detention facilities placed into service that we own and manage and for the facilities we manage but do not own, inclusive of the transportation services provided by TransCor:

	For the Years Ended December 31,
	2020	2019
CoreCivic Safety Facilities:
Revenue per compensated man-day	$86.09	$81.16
Operating expenses per compensated man-day:
Fixed expense	47.68	42.84
Variable expense	17.35	16.63
Total	65.03	59.47
Operating income per compensated man-day	$21.06	$21.69
Operating margin	24.5%	26.7%
Average compensated occupancy	75.0%	82.4%
Average available beds	72,201	72,962
Average compensated population	54,153	60,085

Operating margins within the CoreCivic Safety facilities during 2020 were negatively impacted primarily by reduced populations and increased operating expenses, which was driven by increases in salaries and benefits expenses, as previously described herein.  Also as previously mentioned, COVID-19 has had an adverse impact on operating margins, and was the primary factor in the reduction of average compensated populations and operating margins of the CoreCivic Safety segment.  The expected return of all remaining inmate populations from the state of California from our La Palma Correctional Center during the first half of 2019 also contributed to the reduction in compensated populations during 2020.

California Assembly Bill 32, or AB32, became effective January 1, 2020.  AB32 generally prohibits new contracts and renewals of existing contracts between private, for-profit entities and government agencies for the operation of detention facilities within the state of California, and prohibits the utilization of detention centers operated by private, for-profit entities by the state of California effective January 1, 2028.  AB32 does not apply to facilities leased from private, for-profit entities, such as our California City Correctional Center. The U.S. Government and The GEO Group, Inc. both filed lawsuits against the state of California challenging the enforceability of AB32 under applicable law.  On October 8, 2020, US District Judge Janis Sammartino allowed AB32 to block future BOP and ICE contracts and renewals, while determining that AB32 could not block future USMS contracts and renewals.  Judge Sammartino also acknowledged that the State has agreed it will not use AB32 to block federal, state, or local residential reentry center contracts. Both the U.S. Government and The GEO Group, Inc. have appealed Judge Sammartino's ruling to the Ninth Circuit Court of Appeals.

In the event AB32 is implemented so as to prohibit ICE‑contracted private detention facilities, the federal government could be prohibited from renewing its contract for us to operate our Otay Mesa Detention Center, which is currently scheduled to expire in December 2024.  A potential non-renewal of our contract to operate the Otay Mesa Detention Center, which we recently expanded from 1,482 beds to 1,994 beds, could have a significant impact on our results of operations and cash flows at the time of non-renewal.

On May 16, 2019, we announced that we entered into a new contract under an IGSA between Torrance County, New Mexico and ICE to activate our 910-bed Torrance County Detention Facility in Estancia, New Mexico.  The new agreement also permits the USMS to utilize capacity at the facility, which had previously been idle since 2017. The new management contract commenced on May 15, 2019, and has an initial term of 60 months, with unlimited extension options thereafter upon mutual agreement.  Either party may terminate the contract with 120 days' written notice.  We began accepting ICE detainee populations into the Torrance facility in the third quarter of 2019.  Activation of the Torrance facility contributed to an increase in total revenue of $18.6 million during 2020 when compared to 2019.

On May 23, 2019, we announced that we entered into a new contract under an IGSA between the City of Eden, Texas and the USMS, to activate our 1,422-bed Eden Detention Center in Eden, Texas.  The new agreement also permits ICE to utilize capacity at the facility, which had previously been idle since 2017.  The new management contract commenced on June 1, 2019, and has an indefinite term.  Either party may terminate the contract with 30 days' written notice.  We began accepting populations into the Eden facility in the third quarter of 2019.  Activation of the Eden facility contributed to an increase in total revenue of $17.6 million during 2020 when compared to 2019.

On January 9, 2020, we announced that we entered into a new emergency contract with the state of Mississippi to care for up to 375 of Mississippi's inmates at the Tallahatchie facility, to assist the State with significant challenges in its correctional system.  The contract had a term of ninety days, which the State could extend for up to two additional ninety-day terms.  The State subsequently expanded the contract to 1,000 inmates during the second quarter of 2020, and extended the contract through April 2021, but no longer needed the capacity and transferred the inmates back to the State during the first quarter of 2021.  During 2020, management revenue from this new contract was $12.8 million.

On May 1, 2019, the BOP announced that it elected not to renew the contract at our Adams County Correctional Center in Adams County, Mississippi.  On June 28, 2019, the BOP executed an amendment to the existing contract to allow ICE to use up to 660 beds to care for adult male detainees.  On July 18, 2019, the BOP contract, which was originally scheduled to expire on July 31, 2019, was extended to August 30, 2019.  On September 3, 2019, we announced that we had entered into a new contract under an IGSA between Adams County, Mississippi and ICE for up to 2,348 adult detainees at the Adams facility.  The new management agreement commenced on August 31, 2019, and has an initial term of 60 months, with unlimited extension options thereafter upon mutual agreement.  Either party may terminate the contract with 120 days' written notice.  The average compensated occupancy of the Adams County facility was 80% during 2019 compared with 49% during 2020, when occupancy was also impacted by COVID-19. Facility net operating income declined by $1.6 million from the prior year, which included $2.0 million for a performance bonus earned under the contract with the BOP.  More favorable contract terms under the new IGSA mitigated the impact of lower occupancy at this facility.

Effective August 1, 2019, we were awarded a new contract with the Kansas Department of Corrections, or KDOC, to care for offenders at our 1,896-bed Saguaro Correctional Facility in Arizona, where we also care for inmates from Hawaii and Nevada.  We accepted 120 offenders from the KDOC in October 2019.  During the second quarter of 2020, this contract was extended through July 2021.  However, due to available capacity in the state of Kansas, partially as a result of the completion of construction of our Lansing Correctional Facility, these inmates were returned to the State in December 2020.  During the third quarter of 2020, we were also awarded a new contract with the Idaho Department of Correction, or IDOC, to care for up to 1,200 adult male offenders at the Saguaro facility. Subject to available capacity, we may also care for IDOC offenders at our 4,128-bed Central Arizona Florence Correctional Complex under terms of the contract.  The new management contract with the IDOC commenced on August 18, 2020, and has an initial term of five years, with unlimited extension options thereafter upon mutual agreement.  As of December 31, 2020, we cared for 436 IDOC offenders at our Saguaro facility.

On September 15, 2020, we announced that we entered into a new contract under an IGSA between the city of Cushing, Oklahoma and the USMS to utilize our 1,600-bed Cimarron Correctional Facility. We had previously announced our intention to idle the Cimarron facility during the third quarter of 2020, predominantly due to a lower number of inmate populations from the state of Oklahoma resulting from COVID-19, combined with the consequential impact of COVID-19 on the State's budget. The new management contract commenced on September 15, 2020, and has an initial term of three years, with unlimited 24-month extension options thereafter upon mutual agreement.  As of December 31, 2020, we cared for 1,036 USMS detainees at the Cimarron facility.  During 2019 and 2020, this facility generated facility net operating income of $2.4 million and incurred an operating loss of $1.4 million, respectively.  We expect an improvement in facility net operating income at this facility as a result of the new contract with annual revenues increasing to approximately $30.0 million at current utilization levels and an operating margin that approximates the average CoreCivic Safety operating margin percentage.

In September 2020, the term of the amended IGSA between the city of Dilley, Texas and ICE to care for up to 2,400 individuals at our South Texas Family Residential Center, a facility we lease in Dilley, Texas, was extended from September 2021 to September 2026.  ICE's termination rights, which permit ICE to terminate the agreement for convenience or non-appropriation of funds, without penalty, by providing us with at least a 60-day notice, were unchanged under the extension.  As a result of extending the amortization period for the deferred revenue associated with the amended IGSA over the extended term of the agreement, the non-cash revenue associated with the amended IGSA decreased by approximately $2.7 million per quarter, from $3.4 million to $0.7 million, effective beginning in the fourth quarter of 2020.  Concurrent with the extension of the amended IGSA, the lease with the third-party lessor for the site was also extended through September 2026. Other terms of the extended lease agreement were unchanged and provide us with the ability to terminate the lease if ICE terminates the amended IGSA associated with the facility.

As previously described, during the third quarter of 2020, we provided notice to the local counties utilizing the Silverdale Detention Center and the Metro-Davidson County Detention Facility, both in Tennessee, of our intent to terminate the contracts at these managed-only facilities.  We transitioned operations of the Metro facility in October 2020, and transitioned operations of the Silverdale facility in December 2020.  During 2019, and during the time we operated these two facilities in 2020, they generated total facility net operating income of $0.8 million and incurred an operating loss of $4.7 million, respectively.  As a result of these expected contract terminations, during the second quarter of 2020, we also recognized goodwill impairments of $2.0 million associated with these two managed-only facilities' reporting units.

CoreCivic Community

CoreCivic Community includes the operating results of the residential reentry centers that we operated during each period, along with the operating results of our electronic monitoring and case management services from the acquisition dates of the subsidiaries providing those services.  Total revenue generated by CoreCivic Community decreased $17.3 million, or 14.0%, from $123.3 million during 2019 to $106.0 million during 2020.  CoreCivic Community's facility net operating income decreased $11.0 million, or 39.2%, from $28.1 million during 2019 to $17.1 million during 2020.  During 2020 and 2019, CoreCivic Community generated 3.4% and 5.0%, respectively, of our total segment net operating income.

The following table displays the revenue and expenses per compensated man-day for CoreCivic Community's residential reentry facilities placed into service that we own and manage, but exclusive of the electronic monitoring and case management services given that revenue is not generated on a per compensated man-day basis for these services:

	For the Years Ended December 31,
	2020	2019
CoreCivic Community Facilities:
Revenue per compensated man-day	$61.67	$58.14
Operating expenses per compensated man-day:
Fixed expense	39.11	32.66
Variable expense	8.64	8.37
Total	47.75	41.03
Operating income per compensated man-day	$13.92	$17.11
Operating margin	22.6%	29.4%
Average compensated occupancy	61.6%	76.3%
Average available beds	5,261	5,274
Average compensated population	3,239	4,022

Operating margins in the CoreCivic Community segment during 2020 were negatively impacted by the reduction in average compensated population.  The average compensated population reduction was primarily driven by COVID-19, and a decline in utilization from the states of Oklahoma and Colorado, which led to the consolidation of residents located in the respective states, and the closure of several of our residential reentry facilities. The 289-bed Turley Residential Center in Oklahoma closed in the second quarter of 2019, the 200-bed Oklahoma City Transitional Center in Oklahoma and the 60-bed Columbine Facility in Colorado closed in the second quarter of 2020, and the 390-bed Tulsa Transitional Center in Oklahoma closed in the third quarter of 2020.  Operating margins were also negatively impacted during 2020 by an increase in operating expenses, which was driven primarily by increases in salaries and benefits expenses across the portfolio, as previously described herein.

During the fourth quarter of 2020, the BOP awarded a new contract to us for residential reentry and home confinement services pursuant to a solicitation for capacity and services to be provided in the state of Oklahoma.  As a result, we reactivated the Turley Residential Center during the first quarter of 2021 and provide the BOP additional reentry services at our owned and operated Oklahoma Reentry Opportunity Center (formerly known as the Carver Transitional Center), which supplements the existing utilization by the state of Oklahoma.

During the third quarter of 2020, Adams County, Colorado, notified us that, pursuant to a re-bid of the contract at the 184-bed Henderson Transitional Center, a facility we lease from the County, it awarded the contract to another operator.  We transitioned operations to the other operator upon expiration of the contract in January 2021. During 2020, this facility generated net operating income of $0.7 million.

On December 7, 2019, we completed the acquisition of certain assets of Rehabilitation Services, Inc., or RSI.  The acquisition resulted in the addition of two residential reentry centers in Virginia.  The Ghent Residential Reentry Center, a 36-bed residential reentry center in Norfolk, Virginia and the James River Residential Reentry Center, an 84-bed residential reentry center in Newport News, Virginia provide reentry services for residents under custody of the BOP.  The residential reentry facilities can also serve an additional 34 home confinement clients on behalf of the BOP. During 2020, these facilities generated net operating income of $1.2 million.

Like the CoreCivic Safety segment, our CoreCivic Community segment has been impacted by the COVID-19 pandemic.  Some of our government partners have transferred certain residents assigned to our reentry facilities to non-residential status, home confinement or early releases, to create additional space for enhanced social distancing within our reentry facilities.  Additionally, similar to our CoreCivic Safety segment, the CoreCivic Community segment has been adversely impacted by the disruption in court hearings, resulting in a reduction in the number of referrals to our community facilities. The impact of COVID-19 on our cash flows, in part, contributed to a goodwill impairment charge of $42.6 million, as further described herein.  Additionally, at some locations, residents are responsible for a portion of the subsistence payments, which could be impacted by a curtailment in work programs available to them, negatively impacting our revenue to the extent that the government agency does not supplement such payments.  However, it is possible that in the future, government agencies will increase the utilization of our community facilities or home confinement services, as an alternative to incarceration.

CoreCivic Properties

CoreCivic Properties includes the operating results of the properties we leased to third parties and that were used by government agencies during each period.  Total revenue generated by CoreCivic Properties increased $15.8 million, or 20.4%, from $77.3 million during 2019 to $93.1 million during 2020.  CoreCivic Properties' facility net operating income increased $10.5 million, or 19.2%, from $54.5 million during 2019 to $65.0 million during 2020.  During 2020 and 2019, CoreCivic Properties generated 14.4% and 9.8%, respectively, of our total segment net operating income.

On January 24, 2018, we entered into a 20-year lease agreement with the KDOC for a 2,432-bed correctional facility to be constructed by the Company in Lansing, Kansas.  The new facility replaces the Lansing Correctional Facility, Kansas' largest correctional complex for adult male inmates, originally constructed in 1863.  CoreCivic is responsible for facility maintenance throughout the 20-year term of the lease, at which time ownership will revert to the state of Kansas.  Construction of the facility commenced in the first quarter of 2018, and construction was completed in January 2020, at which time the lease commenced. During 2020, the Lansing Correctional Facility generated $2.6 million of revenue associated with the non-lease services components of the arrangement, and $8.4 million of interest income, as further described hereafter.

On December 9, 2019, we entered into a lease with the Commonwealth of Kentucky Department of Corrections, or KYDOC, for our previously idled 656-bed Southeast Correctional Complex in Wheelwright, Kentucky, formerly known as the Southeast Kentucky Correctional Facility. The lease commenced July 1, 2020, has an initial term of ten years and includes five two-year renewal options.  The KYDOC has the option to purchase the facility at its fair market value at any time during the term of the lease. During 2020, this facility generated $2.1 million of lease revenue.  The Southeast Correctional facility had previously been idle since 2012.

On May 6, 2019, we completed the acquisition of a 37,000 square-foot office building in Detroit, Michigan, for $7.2 million, excluding transaction related expenses, that was built-to-suit for the state of Michigan's Department of Health and Human Services, or MDHHS, in 2002.  This property was acquired through our wholly-owned subsidiary, Government Real Estate Solutions, LLC, or GRES.  The property was 100% leased to the Michigan Department of Technology, Management and Budget, or MDTMB, on behalf of MDHHS through June 2028 and included one six-year renewal option at the sole discretion of the MDTMB.  During the fourth quarter of 2020, the MDTMB provided notice of its intent to exercise its executive cancellation provision to terminate the lease effective December 31, 2020, which was subsequently extended through February 5, 2021.

On January 2, 2020, we completed the acquisition of a portfolio of 28 properties, all of which were built-to-suit and leased to the federal government through the General Services Administration, or GSA, 24 of which the counter-party contributed to GRES.  The 445,000 square foot portfolio serves numerous federal agencies, including primarily the Social Security Administration, or SSA, the Department of Homeland Security, and the Office of Hearings Operations. During 2020, the portfolio of 28 properties generated $10.6 million of lease revenue.  On December 23, 2020, we completed the sale of 42 non-core government-leased properties, including this portfolio of 28 properties, in a single transaction to a third party for an aggregate price of $106.5 million, generating net proceeds of $27.8 million after the repayment of non-recourse mortgage notes associated with some of the properties and other transaction-related costs. After considering tax protection payments required to be paid to the contributing partners of GRES in connection with the sale, we reported a net loss on this sale of $17.9 million.  We intend to dissolve GRES in 2021, and extinguish the operating partnership units for no consideration, which will result in a gain upon dissolution of the partnership of $15.0 million to $20.0 million, assuming we take no further actions that impact the partnership, that would be reflected as an increase to stockholders' equity.

We intend to pursue the sale of additional non-core assets in the Properties segment, reinvesting the net proceeds into new opportunities in the Properties segment and to repay debt.  As of December 31, 2020, we had three additional non-core real estate assets held for sale with a net book value of $279.4 million.  Although we can provide no assurance, based on interest expressed to-date, we are hopeful to consummate the sale of these assets during the first half of 2021.  If we are successful in consummating the sale of these assets, combined with the sale completed in the fourth quarter of 2020, we expect the net proceeds from our sale of non-core assets will be consistent with our original estimate of up to $150 million. These three properties performed well through the COVID-19 pandemic and are leased to federal and state government agencies with strong credit profiles, creating an opportune time to redeploy this capital into projects generating higher returns like those we plan to develop in Alabama, as previously described herein, or to pay-down debt.

During the third quarter of 2019, leases at three residential reentry centers located in Pennsylvania leased to the same tenant expired and were not renewed.  The three properties, which total approximately 54,000 square feet and contain an aggregate of 430 beds, were subsequently idled.  We executed new leases at two of these facilities to the city of Philadelphia effective July 1, 2020, which are scheduled to expire in June 2021.

General and administrative expense

For the years ended December 31, 2020 and 2019, general and administrative expenses totaled $124.3 million and $127.1 million, respectively.  General and administrative expenses consist primarily of corporate management salaries and benefits, professional fees, including those associated with mergers and acquisitions, or M&A, and expenses associated with changes in our corporate tax structure, as well as other administrative expenses.  General and administrative expenses decreased from the prior year primarily as a result of a decrease in incentive compensation by $8.9 million, partially offset by professional fees associated with changes in our corporate tax structure amounting to $5.2 million during 2020.

Depreciation and Amortization

For the years ended December 31, 2020 and 2019, depreciation and amortization expense totaled $150.9 million and $144.6 million, respectively.  The increase in depreciation and amortization expense from the prior year is primarily due to the additional depreciation and amortization resulting from our M&A activities during 2019 and 2020.

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

Asset impairments

As further described under "critical accounting policies", asset impairment charges in 2020 include the impairment of $44.6 million of goodwill related to our Community segment and two managed-only facilities in our Safety segment, $11.1 million for the impairment of real estate and other intangible assets for three facilities in our Community segment, $4.2 million of impairment charges for the abandonment of certain development costs and $0.7 million of other intangible assets associated with the cancellation of a lease in our Properties segment. During the second quarter of 2019, we incurred real estate asset impairment charges of $4.7 million primarily related to a residential reentry center in Arizona that became idle in the third quarter of 2019 and was ultimately sold in 2020.

Expenses associated with debt repayments and refinancing transactions

As previously described herein, on December 23, 2020, we completed the sale of 42 non-core government-leased properties in a single transaction to a third party for an aggregate price of $106.5 million, generating net proceeds of $27.8 million after the repayment of non-recourse mortgage notes associated with some of the properties and other transaction-related costs. In connection with the sale, we incurred a debt defeasance cost of $10.5 million associated with the prepayment of the non-recourse mortgage notes.  This defeasance charge was partially offset by the reversal of a corresponding intangible debt liability, which was recorded upon acquiring the debt in January 2020, and was derecognized upon the repayment of the debt in December 2020 upon sale of the properties.

Expenses associated with debt repayments and refinancing transactions during 2019 included $0.6 million associated with the early redemption in December 2019 of our $325.0 million in aggregate principal amount of 4.125% senior notes originally due in April 2020.

Interest expense, net

Interest expense was reported net of interest income and capitalized interest for the years ended December 31, 2020 and 2019.  Gross interest expense, net of capitalized interest, was $93.5 million and $86.7 million in 2020 and 2019, respectively.  Gross interest expense is based on outstanding borrowings under our revolving credit facility, our outstanding Incremental Term Loan A, or Term Loan A, our outstanding $250.00 million Senior Secured Term Loan B, or Term Loan B, as further described hereafter, our outstanding senior notes, and our outstanding non-recourse mortgage notes, as well as the amortization of loan costs and unused facility fees.  The increase in gross interest expense primarily resulted from an increase in the average outstanding balance on our revolving credit facility, and the interest expense associated with the Term Loan B and the new non-recourse mortgage note assumed during 2020, as further described hereafter, net of lower capitalized interest in 2020.

We have benefited from relatively low interest rates on our revolving credit facility, which is largely based on the London Interbank Offered Rate, or LIBOR.  Based on our total leverage ratio, borrowings under our revolving credit facility during 2019 and 2020 were at the base rate plus a margin of 0.50% or at LIBOR plus a margin of 1.50%, and a commitment fee equal to 0.35% of the unfunded balance. Interest rates under the Term Loan A are the same as the interest rates under our revolving credit facility.

On April 20, 2018, CoreCivic of Kansas, LLC, a wholly-owned unrestricted subsidiary of ours, priced $159.5 million in aggregate principal amount of non-recourse senior secured notes, or the Kansas Notes, in a private placement pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, or the Securities Act.  The private placement closed on June 1, 2018. We used the proceeds of the private placement, which were drawn on quarterly funding dates beginning in the second quarter of 2018, to fund construction of the Lansing Correctional Facility, along with costs and expenses of the project.  The Kansas Notes have a yield to maturity of 4.43% and are scheduled to mature in January 2040, 20 years following completion of the project, which occurred in January 2020.  We capitalized $5.1 million of interest during 2019 and $0.5 million in 2020 through the date construction was complete in January 2020, associated with this construction project. During 2020, we incurred $6.5 million of interest expense on the Kansas Notes, net of capitalized interest.

On December 18, 2019, we entered into a new Term Loan B which bears interest at a rate of LIBOR plus 4.50%, with a 1.00% LIBOR floor (or, at our option, a base rate plus 3.50%), and has a five-year maturity with scheduled quarterly principal payments through December 2024.  The Term Loan B is secured by a first lien on certain specified real property assets, representing a loan-to-value of no greater than 80%.  We can prepay the Term Loan B at any time and from time to time, without premium or penalty. Proceeds from the issuance of the Term Loan B were used to partially fund the early redemption of our $325.0 million in aggregate principal amount of 4.125% senior notes originally due in April 2020.

On January 2, 2020, we completed the acquisition of a portfolio of 28 properties, 24 of which the counter-party contributed to GRES, for total consideration of $83.2 million.  In connection with the acquisition, a wholly-owned subsidiary of GRES, an unrestricted subsidiary we control, assumed $52.2 million of in-place financing.  The assumed non-recourse mortgage notes, or collectively, the GRES Note, carried a fixed interest rate of 4.91% and required monthly principal and interest payments, with a balloon payment of $46.2 million due at maturity in November 2025.  The GRES Note was fully-secured by the same 24 properties originally pledged as collateral at the time the debt was issued.  The GRES Note was fully repaid as part of the sale of 42 non-core government-leased properties, including this portfolio of 28 properties, in December 2020, as previously described herein.
Gross interest income was $10.2 million and $2.3 million in 2020 and 2019, respectively. Gross interest income is earned on notes receivable, investments, cash and cash equivalents, and restricted cash. Interest income also includes interest income associated with the 20-year finance receivable associated with the Lansing Correctional Facility lease to the KDOC, which commenced in January 2020, and amounted to $8.4 million in 2020. Total capitalized interest was $0.5 million and $6.0 million during 2020 and 2019, respectively, and was primarily associated with the construction of the Lansing Correctional Facility.

Income tax expense

During the years we elected REIT status, we were entitled to a deduction for dividends paid, resulting in a substantial reduction in the amount of federal income tax expense we recognize.  Substantially all of our income tax expense during the years we elected REIT status was incurred based on the earnings generated by our TRSs.  Our overall effective tax rate was based on the taxable income primarily generated by our TRSs.

During the years ended December 31, 2020 and 2019, our financial statements reflected an income tax expense of $4.4 million and $7.8 million, respectively.  Our effective tax rate was 7.3% and 4.0% during 2020 and 2019, respectively. Income tax expense during 2020 included $3.1 million, recorded in the first quarter of 2020, that had been deferred during the construction period of our Lansing Correctional Facility, which was owned by a TRS of ours until it converted to a qualified REIT subsidiary, or QRS, upon completion of construction in the first quarter of 2020.  Because ownership of this facility reverts to the state of Kansas upon expiration of the twenty-year lease, the construction and subsequent lease of the facility to the State was a deemed sale for federal and state income tax purposes.  The gain on sale was reported as a deferred tax asset based on the percentage of completion method over the construction period.  This deferred tax asset was revalued to zero upon conversion of the TRS to a QRS. Aside from this charge, income tax expense during 2020 decreased due to lower occupancy levels at several facilities resulting from COVID-19, and as a result of certain tax benefits that became available under provisions of the Coronavirus Aid, Relief and Economic Security Act.

On August 5, 2020, we announced that our Board of Directors, or BOD, unanimously approved a plan to revoke our REIT election and become a taxable C Corporation, effective January 1, 2021.  As a result, we will no longer be required to operate under REIT rules, including the requirement to distribute at least 90% of our taxable income to our stockholders, which will provide us with greater flexibility to use our free cash flow.  Beginning January 1, 2021, we will be subject to federal and state income taxes on our taxable income at applicable tax rates, and will no longer be entitled to a tax deduction for dividends paid. The revocation of our REIT election will also result in a revaluation of our net deferred tax liabilities, resulting in a material income tax charge in the period we complete all significant actions necessary to revoke our REIT election, currently anticipated to occur in the first quarter of 2021.  We currently estimate such charge to be $100.0 million to $135.0 million. We continued to operate as a REIT for the remainder of the 2020 tax year, and existing REIT requirements and limitations, including those established by our organizational documents, remained in place until January 1, 2021.

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

Year Ended December 31, 2019 Compared to the Year Ended December 31, 2018

Pursuant to Regulation S-K item 303, a detailed review of our performance for the year ended December 31, 2019 compared to our performance for the year ended December 31, 2018 is set forth in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the Securities and Exchange Commission, or SEC, on February 20, 2020.

LIQUIDITY AND CAPITAL RESOURCES

Our principal capital requirements are for working capital, capital expenditures, and debt service payments, as well as outstanding commitments and contingencies, as further discussed in the notes to our financial statements.

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

Beginning January 1, 2021, we will be subject to federal and state income taxes on our taxable income at applicable tax rates, and will no longer be entitled to a tax deduction for dividends paid. However, we believe this conversion will improve our overall credit profile and lower our overall cost of capital, as we will be able to allocate our free cash flow toward the repayment of debt, which may include the purchase of our outstanding debt in open market transactions, privately negotiated transactions or otherwise. Any such debt repurchases will depend upon prevailing market conditions, our liquidity requirements, contractual requirements, applicable securities laws requirements, and other factors.  Following our first priority of reducing debt, we expect to allocate a substantial portion of our free cash flow to returning capital to our shareholders, which could include share repurchases and future dividends.  We have not been able to implement a meaningful share repurchase program under the REIT structure without increasing our debt because a substantial portion of our free cash flow was required to satisfy the distribution requirements under the REIT structure. We will also pursue attractive growth opportunities, including new development opportunities in our Properties segment to meet the need to modernize outdated correctional infrastructure across the country, and evaluate additional opportunities to provide services in our Community segment that have not been available under the REIT structure.  As a REIT we depended on the capital markets to provide resources we could deploy toward acquisition and development opportunities.  This capital was not always available to us and came at an increasing cost.  The revocation of our REIT election provides us with significantly more liquidity and financial flexibility, which will enable us to reduce our reliance on the capital markets and reduce the size of our Bank Credit Facility in the future.

Beyond the operating cash flow we generate from our business, we intend to pursue the sale of additional non-core assets in the Properties segment, reinvesting the net proceeds into new opportunities in the Properties segment and to repay debt.  As of December 31, 2020, we had three additional non-core real estate assets held for sale with a net book value of $279.4 million.  Although we can provide no assurance, based on interest expressed to-date, we are hopeful to consummate the sale of these assets during the first half of 2021.  If we are successful in consummating the sale of these assets, combined with the sale of the portfolio of 42 properties completed in the fourth quarter of 2020, we expect the net proceeds from our sale of non-core assets will be consistent with our original estimate of up to $150 million.  These three properties performed well through the COVID-19 pandemic and are leased to federal and state government agencies with strong credit profiles, creating an opportune time to redeploy this capital into projects generating higher returns like those we plan to develop in Alabama, as previously described herein, or to pay-down debt.

In March 2020, the World Health Organization declared the outbreak of COVID-19 as a pandemic, which continues to spread throughout the United States. As a result, in the first quarter of 2020, the federal government decided to deny entry at the United States southern border to asylum-seekers and anyone crossing the southern border without proper documentation or authority in an effort to contain the spread of COVID-19. This action has resulted in the reduction in the number of people being apprehended and detained by ICE.  Further, disruptions to the criminal justice system have also contributed to a reduction in the number of USMS detainee populations, as the number of courts in session and prosecutions have declined.  We currently expect the federal government’s policy of denying entry at the United States southern border to asylum-seekers and anyone crossing the southern border without proper documentation or authority, as well as the disruptions in the criminal justice system, to persist until a widely accepted treatment and/or vaccine for COVID-19 is widely disseminated.  In addition, many state and local government agencies have released, may be considering releasing, or may be experiencing pressure to release, certain inmates and detainees to help ensure social distancing within their facilities and prevent excessive interactions among inmate populations.  A protracted denial in southern border entries of asylum-seekers and undocumented immigrants, or continued disruptions in the criminal justice system could have a material effect on our financial position, results of operations and cash flows.  As a result of uncertainties in the near-term outlook for the business caused by COVID-19, we are monitoring and reducing discretionary spending (except to help ensure the safety of our employees and residents entrusted to our care), reviewing capital projects to ensure we are only spending on projects that are deemed essential in the current environment, and limiting travel and other operating expenses.

As of December 31, 2020, our liquidity was provided by cash on hand of $113.2 million, and $566.2 million available under our revolving credit facility.  During the years ended December 31, 2020 and 2019, we generated $355.5 million and $354.4 million, respectively, in cash through operating activities.  We currently expect to be able to meet our cash expenditure requirements for the next year utilizing cash on hand and availability under our revolving credit facility. Some banks that are party to our Bank Credit Facility have announced that they do not expect to continue to provide credit or financial services to private entities that operate correctional and detention facilities, including CoreCivic.  The banks that are currently parties to the Bank Credit Facility are obligated to honor their commitments under our Bank Credit Facility, which expires in April 2023.  These decisions have currently affected the capital markets for our securities, and we can provide no assurance that additional banks that are party to our Bank Credit Facility will not make similar decisions, or that new banks will be willing to become party to our Bank Credit Facility, or that the capital markets for our securities will improve.  As previously mentioned, upon our planned revocation of our REIT election, we believe we will not be as reliant on the revolving credit facility under the Bank Credit Facility, as we will be able to retain our cash flows to use at our general discretion and, therefore, believe we can operate with a smaller revolving credit facility.  We have no debt maturities until October 2022, and do not currently anticipate a need to access the capital markets in the short-term.

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

Debt and equity

As of December 31, 2020, we had $350.0 million principal amount of unsecured notes outstanding with a fixed stated interest rate of 4.625%, $250.0 million principal amount of unsecured notes outstanding with a fixed stated interest rate of 5.0%, and $250.0 million principal amount of unsecured notes outstanding with a fixed stated interest rate of 4.75%.  In addition, we had $20.9 million outstanding under the Capital Commerce Note with a fixed stated interest rate of 4.5%, $157.6 million outstanding under the Kansas Notes with a fixed stated interest rate of 4.43%, and $144.5 million outstanding under the SSA-Baltimore Note with a fixed stated interest rate of 4.5%.  We also had $180.0 million outstanding under our Term Loan A with a variable interest rate of 1.6%, $237.5 million outstanding under our new Term Loan B with a variable interest rate of 5.5%, and $219.0 million outstanding under our revolving credit facility with a variable weighted average interest rate of 1.7%.  As of December 31, 2020, our total weighted average effective interest rate was 4.5%, while our total weighted average maturity was 5.6 years.  We may also seek to issue debt or equity securities from time to time when we determine that market conditions and the opportunity to utilize the proceeds from the issuance of such securities are favorable.

On August 28, 2018, we entered into an Amended and Restated ATM Equity Offering Sales Agreement, or ATM Agreement, with multiple sales agents, pursuant to which we may offer and sell to or through the agents, from time to time, shares of our common stock, par value $0.01 per share, having an aggregate gross sales price of up to $200.0 million. Sales, if any, of our shares of common stock will be made primarily in "at-the-market" offerings, as defined in Rule 415 under the Securities Act.  The shares of common stock will be offered and sold pursuant to our registration statement on Form S-3 and a related prospectus supplement, both filed with the SEC on August 28, 2018.  We intend to use substantially all of the net proceeds from any sale of shares of our common stock to repay outstanding borrowings or for working capital and other general corporate purposes, which may include investments.  There were no shares of our common stock sold under the ATM Agreement during 2019 and 2020.

Facility transactions, development, and capital expenditures

On January 2, 2020, we completed the acquisition of a portfolio of 28 properties, 24 of which the counter-party contributed to GRES, for total consideration of $83.2 million, excluding transaction-related expenses.  All of the properties are leased to the federal government through the GSA. We financed the acquisition with $7.7 million of cash, assumed debt of $52.2 million and the balance with the issuance of 1.3 million shares of Class A Common Interests in GRES that are convertible into cash or, at our option, shares of our common stock following a two-year holding period on a one-for-one basis, or Operating Partnership Units, using a partnership structure.  The assumed debt carried a fixed interest rate of 4.91%, with fixed monthly payments extending through November 2025, and a balloon payment of $46.2 million due at maturity.

On December 23, 2020, we completed the sale of 42 non-core government-leased properties, including the portfolio of 28 properties discussed above, in a single transaction to a third party for an aggregate price of $106.5 million, generating net proceeds of $27.8 million after the repayment of the GRES Note, which was associated with some of the properties, and other transaction-related costs.  Net cash proceeds were used to pay-down our revolving credit facility and are available to recycle into projects generating higher returns, such as the Alabama transaction previously described herein.

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

Operating Activities

Our net cash provided by operating activities for the year ended December 31, 2020 was $355.5 million compared with $354.4 million in 2019.  Our net cash provided by operating activities was $74.0 million during the fourth quarter of 2020 compared with $75.4 million during the first quarter of 2020, before our operations were impacted by COVID-19, and compared with $50.3 million during the fourth quarter of 2019.  Cash provided by operating activities represents our net income plus depreciation and amortization, changes in various components of working capital, and various non-cash charges.

Investing Activities

Our cash flow provided by investing activities was $13.0 million for the year ended December 31, 2020 and was primarily attributable to $113.6 million in net proceeds from the sale of assets, partially offset by capital expenditures for facility development and expansions of $27.6 million and $56.2 million for facility maintenance and information technology capital expenditures. Our cash flow provided by investing activities was also net of $8.8 million primarily attributable to the acquisition of the aforementioned portfolio of 28 properties in January 2020.

Our cash flow used in investing activities was $244.6 million for the year ended December 31, 2019 and was attributable to payments totaling $48.4 million, including payments of $34.1 million to the state of Montana in connection with an agreement with the state of Montana to extend our ownership of the Crossroads Correctional Center for the estimated duration of its useful life, and acquisitions completed in 2019, net of cash acquired.  Our cash flow used in investing activities for the year ended December 31, 2019 also included capital expenditures of $193.3 million, including expenditures for facility development and expansions of $136.1 million and $57.2 million for facility maintenance and information technology capital expenditures.

Financing Activities

Cash flow used in financing activities was $350.8 million for the year ended December 31, 2020 and was primarily attributable to net repayments under our revolving credit facility of $146.0 million, dividend payments of $106.0 million and $3.6 million for the purchase and retirement of common stock that was issued in connection with equity-based compensation. In addition, cash flow used in financing activities included $32.3 million of scheduled principal repayments under our Term Loan A, Term Loan B, and non-recourse mortgage notes, as well as $51.3 million for the defeasance of non-recourse mortgage notes in connection with the aforementioned sale of assets and other refinancing related costs.

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

As of December 31, 2020, neither CoreCivic nor any of its subsidiary guarantors had any material or significant restrictions on CoreCivic's ability to obtain funds from its subsidiaries by dividend or loan or to transfer assets from such subsidiaries.

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

	December 31,
	2020	2019
Current assets	$469,331	$402,983
Real estate and related assets	2,572,112	2,738,347
Other assets	266,126	241,823
Total non-current assets	2,838,238	2,980,170
Current liabilities	188,023	258,834
Long-term debt, net	1,457,913	1,629,427
Other liabilities	234,806	118,048
Total long-term liabilities	1,692,719	1,747,475

	For the Years Ended December 31,
	2020	2019
Revenues	$1,869,689	$1,957,143
Operating expenses	1,393,795	1,413,627
Other expenses	323,788	268,590
Total expenses	1,717,583	1,682,217
Operating income	152,106	274,926
Net income	118,425	189,357
Net income attributable to common stockholders	118,425	189,357

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

Our reconciliation of net income to FFO and Normalized FFO for the years ended December 31, 2020, 2019, and 2018 is as follows (in thousands):

	For the Years Ended December 31,
	2020	2019	2018
FUNDS FROM OPERATIONS:
Net income	$55,338	$188,886	$159,207
Depreciation and amortization of real estate assets	112,046	107,402	101,771
Impairment of real estate assets	14,380	4,428	1,580
Loss (gain) on sale of real estate assets, net of taxes	13,555	(287)	—
Funds From Operations	195,319	300,429	262,558
Expenses associated with debt repayments and refinancing transactions	7,141	602	1,016
Charges associated with adoption of tax reform	—	—	1,024
Expenses associated with mergers and acquisitions	338	1,132	3,096
Contingent consideration for acquisition of businesses	620	—	6,085
Expenses associated with COVID-19	13,777	—	—
Expenses associated with changes in corporate tax structure	5,240	—	—
Deferred tax expense on Kansas lease structure	3,085	—	—
Start-up expenses	—	9,480	—
Goodwill and other impairments	46,248	278	—
Normalized Funds From Operations	$271,768	$311,921	$273,779

Contractual Obligations

The following schedule summarizes our contractual obligations by the indicated period as of December 31, 2020 (in thousands):

	Payments Due By Year Ending December 31,
	2021	2022	2023	2024	2025	Thereafter	Total
Long-term debt	$39,087	$292,981	$758,110	$194,937	$14,556	$509,846	$1,809,517
Interest on senior and mortgage notes	54,784	54,308	33,164	24,479	23,851	103,666	294,252
Contractual facility developments and other commitments	750	—	—	—	—	—	750
South Texas Family Residential Center	51,421	51,421	51,421	51,562	51,421	38,460	295,706
Leases	5,122	4,056	3,186	3,184	3,167	21,080	39,795
Total contractual cash obligations	$151,164	$402,766	$845,881	$274,162	$92,995	$673,052	$2,440,020

The cash obligations in the table above do not include future cash obligations for variable interest expense associated with our Term Loan A, Term Loan B or the balance on our outstanding revolving credit facility as projections would be based on future outstanding balances as well as future variable interest rates, and we are unable to make reliable estimates of either.  The contractual facility developments included in the table above represent development projects for which we have already entered into a contract with a customer that obligates us to complete the development project.  The table excludes two renovation projects, totaling approximately $23.0 million, with $21.8 million remaining to be incurred as of December 31, 2020, that the federal government has agreed to reimburse over a twelve-month period. Certain of our other ongoing construction projects are not currently under contract and thus are not included as a contractual obligation above as we may generally suspend or terminate such projects without substantial penalty.  With respect to the South Texas Family Residential Center, the cash obligations included in the table above reflect the full contractual obligations of the lease of the site, excluding contingent payments, even though the lease agreement provides us with the ability to terminate if ICE terminates the amended IGSA associated with the facility.

We had $14.8 million of letters of credit outstanding at December 31, 2020 primarily to support our requirement to repay fees and claims under our self-insured workers' compensation plan in the event we do not repay the fees and claims due in accordance with the terms of the plan.  The letters of credit are renewable annually.  We did not have any draws under any outstanding letters of credit during 2020, 2019, or 2018.

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

SEASONALITY AND QUARTERLY RESULTS

Certain aspects of our business are subject to seasonal fluctuations.  Because we are generally compensated for operating and managing correctional, detention, and reentry facilities at a per diem rate, our financial results are impacted by the number of calendar days in a fiscal quarter. Our fiscal year follows the calendar year and therefore, our daily profits for the third and fourth quarters include two more days than the first quarter (except in leap years) and one more day than the second quarter.  Further, salaries and benefits represent the most significant component of operating expenses.  Significant portions of our unemployment taxes are recognized during the first quarter, when base wage rates reset for unemployment tax purposes.  Quarterly results are also affected by government funding initiatives, acquisitions, the timing of the opening of new facilities, or the commencement of new management contracts and related start-up expenses which may mitigate or exacerbate the impact of other seasonal influences.  Because of seasonality factors, and other factors described herein, results for any quarter are not necessarily indicative of the results that may be achieved for the full fiscal year.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Our primary market risk exposure is to changes in U.S. interest rates.  We are exposed to market risk related to our revolving credit facility, Term Loan A and Term Loan B because the interest rates on these loans are subject to fluctuations in the market.  If the interest rate for our outstanding indebtedness under the revolving credit facility, the Term Loan A, and the Term Loan B was 100 basis points higher or lower during the years ended December 31, 2020, 2019, and 2018, our interest expense, net of amounts capitalized, would have been increased by $8.0 million, $5.0 million, and $3.6 million, respectively, and would have been decreased by $3.4 million, $5.0 million, and $3.6 million, respectively.

As of December 31, 2020, we had outstanding $350.0 million of senior notes due 2023 with a fixed interest rate of 4.625%, $250.0 million of senior notes due 2022 with a fixed interest rate of 5.0%, and $250.0 million of senior notes due 2027 with a fixed interest rate of 4.75%. We also had $20.9 million outstanding under the Capital Commerce Note with a fixed interest rate of 4.5%, $157.6 million outstanding under the Kansas Notes with a fixed interest rate of 4.43%, and $144.5 million outstanding under the SSA-Baltimore Note with a fixed interest rate of 4.5%.  Because the interest rates with respect to these instruments are fixed, a hypothetical 100 basis point increase or decrease in market interest rates would not have a material impact on our financial statements.

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

Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2020.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework released in 2013.  Based on this assessment, management believes that, as of December 31, 2020, the Company's internal control over financial reporting was effective.

The Company's independent registered public accounting firm, Ernst & Young LLP, has issued an attestation report on the Company's internal control over financial reporting. That report begins on page 90.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the fourth fiscal quarter of 2020 that have materially affected, or are likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of CoreCivic, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited CoreCivic, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, CoreCivic, Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2020 consolidated financial statements of the Company and our report dated February 22, 2021 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP
Nashville, Tennessee
February 22, 2021

ITEM 9B.	OTHER INFORMATION

None.

PART III.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this Item 10 will appear in, and is hereby incorporated by reference from, the information under the headings "Proposal 1 – Election of Directors-Nominees Standing for Election," "Executive Officers" "Corporate Governance – Board Meetings and Committees," "Corporate Governance – Director Independence,” "Corporate Governance – Certain Relationships and Related Party Transactions," and "Security Ownership of Certain Beneficial Owners and Management – Section 16(a) Beneficial Ownership Reporting Compliance" in our definitive proxy statement for the 2021 Annual Meeting of Stockholders.

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

The information required by this Item 11 will appear in, and is hereby incorporated by reference from, the information under the headings "Executive and Director Compensation" in our definitive proxy statement for the 2021 Annual Meeting of Stockholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this Item 12 will appear in, and is hereby incorporated by reference from, the information under the heading "Security Ownership of Certain Beneficial Owners and Management – Ownership of Common Stock – Directors and Executive Officers," and "Security Ownership of Certain Beneficial Owners and Management – Ownership of Common Stock – Principal Stockholders" in our definitive proxy statement for the 2021 Annual Meeting of Stockholders.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth certain information as of December 31, 2020 regarding compensation plans under which our equity securities are authorized for issuance.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options	(b) Weighted – Average Exercise Price of Outstanding Options	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by stockholders	471,828	$22.13	4,734,016	(1)
Equity compensation plans not approved by stockholders	—	—	—
Total	471,828	$22.13	4,734,016

(1)	Reflects shares of common stock available for issuance under our 2020 Stock Incentive Plan, the only equity compensation plan approved by our stockholders under which we continue to grant awards.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this Item 13 will appear in, and is hereby incorporated by reference from, the information under the heading "Corporate Governance – Certain Relationships and Related Party Transactions" and "Corporate Governance – Director Independence" in our definitive proxy statement for the 2021 Annual Meeting of Stockholders.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by this Item 14 will appear in, and is hereby incorporated by reference from, the information under the heading "Proposal 2 – Non-Binding Ratification of Appointment of Independent Registered Public Accounting Firm" in our definitive proxy statement for the 2021 Annual Meeting of Stockholders.

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

3.3

Ninth Amended and Restated Bylaws of the Company (previously filed as Exhibit 3.3 to the Company's Annual Report on Form 10-K (Commission File no. 001-16109), filed with the Commission on February 22, 2018 and incorporated herein by this reference).

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

4.15

Supplemental Indenture (2023 Notes), dated as of February 3, 2020, by and among the Company, certain of its subsidiaries, and Regions Bank, successor-in-interest to U.S. Bank National Association, as Trustee (previously filed as Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q (Commission File No. 001-16109), filed with the Commission on May 7, 2020 and incorporated herein by this reference).

4.16

Supplemental Indenture (2022 Notes), dated as of February 3, 2020, by and among the Company, certain of its subsidiaries, and Regions Bank, successor-in-interest to U.S. Bank National Association, as Trustee (previously filed as Exhibit 4.2 to the Company's Quarterly Report on Form 10-Q (Commission File No. 001-16109), filed with the Commission on May 7, 2020 and incorporated herein by this reference).

4.17

Supplemental Indenture (2027 Notes), dated as of February 3, 2020, by and among the Company, certain of its subsidiaries, and Regions Bank, successor-in-interest to U.S. Bank National Association, as Trustee (previously filed as Exhibit 4.3 to the Company's Quarterly Report on Form 10-Q (Commission File No. 001-16109), filed with the Commission on May 7, 2020 and incorporated herein by this reference).

4.18

Description of Securities of CoreCivic, Inc. (previously filed as Exhibit 4.15 to the Company's Annual Report on Form 10-K (Commission File no. 001-16109), filed with the Commission on February 20, 2020 and incorporated herein by this reference).

10.1

Second Amended and Restated Credit Agreement, dated as of April 17, 2018 (previously filed as Exhibit 10.1 to the Company's Current Report on Form 8-K (Commission File no. 001-16109), filed with the Commission on April 18, 2018 and incorporated herein by this reference).

10.2

First Amendment to Second Amended and Restated Credit Agreement, dated August 4, 2020, to the Second Amended and Restated Credit Agreement, dated as of April 17, 2018 (previously filed as Exhibit 10.2 to the Company's Current Report on Form 8-K (Commission File no. 001-16109), filed with the Commission on August 5, 2020 and incorporated herein by this reference).

10.3

The Company's Non-Employee Directors' Compensation Plan (previously filed as Appendix C to the Company's definitive Proxy Statement relating to its Annual Meeting of Stockholders (Commission File no. 001-16109), filed with the Commission on April 11, 2003 and incorporated herein by this reference).

10.4

Form of Executive Non-qualified Stock Option Agreement for the Company's 2008 Stock Incentive Plan (previously filed as Exhibit 10.2 to the Company's Current Report on Form 8-K (Commission File no. 001-16109), filed with the Commission on February 21, 2008 and incorporated herein by this reference).

10.5

Amended Form of Executive Non-qualified Stock Option Agreement for the Company's 2008 Stock Incentive Plan (previously filed as Exhibit 10.2 to the Company's Current Report on Form 8-K (Commission File no. 001-16109), filed with the Commission on February 23, 2009 and incorporated herein by this reference).

10.6

Form of Director Non-qualified Stock Option Agreement for the Company's 2008 Stock Incentive Plan (previously filed as Exhibit 10.3 to the Company's Current Report on Form 8-K (Commission File no. 001-16109), filed with the Commission on February 21, 2008 and incorporated herein by this reference).

10.7

The Company's Amended and Restated 2008 Stock Incentive Plan (previously filed as Exhibit 10.1 of the Company's Current Report on Form 8-K (Commission File no. 001-16109), filed with the Commission on May 17, 2011 and incorporated herein by this reference).

10.8

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

10.11

Form of Restricted Stock Unit Award Agreement for the Company's Amended and Restated 2008 Stock Incentive Plan (Time-Vesting Form for Executive Officers) (previously filed as Exhibit 10.23 to the Company's Annual Report on Form 10-K (Commission File no. 001-16109), filed with the Commission on February 27, 2013 and incorporated herein by this reference).

10.12

Amended and Restated Non-Employee Director Deferred Compensation Plan (previously filed as Exhibit 10.1 to the Company's Current Report on Form 8-K (Commission File no. 001-16109), filed with the Commission on August 16, 2007 and incorporated herein by this reference).

10.13

Amendment to the Amended and Restated Non-Employee Director Deferred Compensation Plan (previously filed as Exhibit 10.35 to the Company's Annual Report on Form 10-K (Commission File no. 001-16109), filed with the Commission on February 24, 2010 and incorporated herein by this reference).

10.14

Amended and Restated Executive Deferred Compensation Plan (previously filed as Exhibit 10.2 to the Company's Current Report on Form 8-K (Commission File no. 001-16109), filed with the Commission on August 16, 2007 and incorporated herein by this reference).

10.15

Form of Indemnification Agreement (previously filed as Exhibit 10.1 to the Company's Current Report on Form 8-K (Commission File no. 001-16109), filed with the Commission on August 18, 2009 and incorporated herein by this reference).

10.16

Restricted Stock Unit Award Cancellation Agreement, dated as of September 27, 2016, with Damon T. Hininger (previously filed as Exhibit 10.1 to the Company's Current Report on Form 8-K (Commission File no. 001-16109), filed with the Commission on September 27, 2016 and incorporated herein by this reference).

10.17*	Form of Executive Employment Agreement, effective as of January 1, 2021.

10.18

Letter Agreement, dated as of December 31, 2017, with Harley G. Lappin (previously filed as Exhibit 10.29 to the Company's Annual Report on Form 10-K (Commission File no. 001-16109), filed with the Commission on February 22, 2018 and incorporated herein by this reference).

10.19

Amended and Restated ATM Equity OfferingSM Sales Agreement, dated August 28, 2018 (previously filed as Exhibit 1.1 to the Company's Current Report on Form 8-K (Commission File no. 001-16109), filed with the Commission on August 28, 2018 and incorporated herein by this reference).

10.20

Term Loan Credit Agreement, dated as of December 18, 2019, by and among the Company, Nomura Corporate Funding Americas, LLC, as Administrative Agent and Nomura Securities International, Inc., as a Lead Arranger and Bookrunner (previously filed as Exhibit 10.19 to the Company's Annual Report on Form 10-K (Commission File no. 001-16109), filed with the Commission on February 20, 2020 and incorporated herein by this reference).

10.21

First Amendment to Term Loan Credit Agreement, dated August 4, 2020, to the Term Loan Credit Agreement, dated as of December 18, 2019 (previously filed as Exhibit 10.1 to the Company's Current Report on Form 8-K (Commission File no. 001-16109), filed with the Commission on August 5, 2020 and incorporated herein by this reference).

10.22

The Company's Second Amended and Restated 2008 Stock Incentive Plan (previously filed as Exhibit 10.1 to the Company's Current Report on Form 8-K (Commission File no. 001-16109), filed with the Commission on May 12, 2017 and incorporated herein by this reference).

10.23

The Company's 2020 Stock Incentive Plan (previously filed as Exhibit 10.1 to the Company's Current Report on Form 8-K (Commission File no. 001-16109), filed with the Commission on May 18, 2020 and incorporated herein by this reference).

10.24

Form of Executive Time-Based Restricted Share Unit Award Agreement for the Company's 2020 Stock Incentive Plan (previously filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q (Commission File no. 001-16109), filed with the Commission on August 6, 2020 and incorporated herein by this reference).

10.25

Form of Executive Performance-Based Restricted Share Unit Award Agreement for the Company's 2020 Stock Incentive Plan (previously filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q (Commission File no. 001-16109), filed with the Commission on August 6, 2020 and incorporated herein by this reference).

10.26

Form of Non-Employee Director Restricted Share Unit Agreement for the Company's 2020 Stock Incentive Plan (previously filed as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q (Commission File no. 001-16109), filed with the Commission on August 6, 2020 and incorporated herein by this reference).

10.27

Form of Non-Employee Director Restricted Share Unit Agreement with deferral provisions for the Company's 2020 Stock Incentive Plan (previously filed as Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q (Commission File no. 001-16109), filed with the Commission on August 6, 2020 and incorporated herein by this reference).

21.1*	Subsidiaries of the Company.

22.1*	List of Guarantor Subsidiaries.

23.1*	Consent of Independent Registered Public Accounting Firm.

31.1*	Certification of the Company's Chief Executive Officer pursuant to Securities and Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Company's Chief Financial Officer pursuant to Securities and Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of the Company's Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the Company's Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*

The following financial information from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2020, formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statements of Stockholders' Equity, and (v) the Notes to Consolidated Financial Statements. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

104*	The cover page from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2020, formatted in Inline XBRL (included in Exhibit 101).

ITEM 16.	FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CORECIVIC, INC.

Date: February 22, 2021	By:	/s/ Damon T. Hininger
Damon T. Hininger, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Damon T. Hininger	February 22, 2021
Damon T. Hininger, President and Chief Executive Officer (Principal Executive Officer and Director)

/s/ David M. Garfinkle	February 22, 2021
David M. Garfinkle, Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ Mark A. Emkes	February 22, 2021
Mark A. Emkes, Chairman of the Board of Directors

/s/ Donna M. Alvarado	February 22, 2021
Donna M. Alvarado, Director

/s/ Robert J. Dennis	February 22, 2021
Robert J. Dennis, Director

/s/ Stacia A. Hylton	February 22, 2021
Stacia A. Hylton, Director

/s/ Harley G. Lappin	February 22, 2021
Harley G. Lappin, Director

/s/ Anne L. Mariucci	February 22, 2021
Anne L. Mariucci, Director

/s/ Thurgood Marshall, Jr.	February 22, 2021
Thurgood Marshall, Jr., Director

/s/ Devin I. Murphy	February 22, 2021
Devin I. Murphy, Director

/s/ Charles L. Overby	February 22, 2021
Charles L. Overby, Director

/s/ John R. Prann, Jr.	February 22, 2021
John R. Prann, Jr., Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of CoreCivic, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of CoreCivic, Inc. and subsidiaries (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and financial statement schedule listed in the Index at Item 15(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 22, 2021 expressed an unqualified opinion thereon.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of this critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Impairment of Long-Lived Assets
Description of the Matter

At December 31, 2020, the Company’s property and equipment, net of accumulated depreciation, was $2.6 billion, which includes $132.7 million related to five idled facilities and $21.8 million related to other idle facilities. As discussed in Note 2 and Note 6 to the consolidated financial statements, long-lived assets other than goodwill are reviewed for impairment when circumstances indicate the carrying value of an asset may not be recoverable. When the estimated undiscounted cash flows associated with the asset or group of assets are less than their carrying value, an impairment is recognized as the difference between the carrying value of the asset and its fair value.

Auditing management’s evaluation of long-lived assets for impairment was subjective due to the estimation uncertainty in determining the future undiscounted cash flows of facilities where indicators of impairment are determined to be present.  These estimates are particularly sensitive to the assumption as to whether the Company will obtain contracts to utilize idle facilities in the future, which can be affected by expectations about market developments and public policy as well as management’s intent to hold and operate each facility over the term and in the manner assumed in the analysis.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s long-lived asset impairment review process, including controls over management’s review of evidence supporting the projected utilization of idle facilities and the recoverability of net book values based on estimated cash flows.

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
Nashville, Tennessee
February 22, 2021

CORECIVIC, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	December 31,
ASSETS	2020	2019
Cash and cash equivalents	$113,219	$92,120
Restricted cash	23,549	26,973
Accounts receivable, net of credit loss reserve of $6,103 and $3,217, respectively	267,705	280,785
Prepaid expenses and other current assets	33,243	35,507
Assets held for sale	279,406	—
Total current assets	717,122	435,385
Real estate and related assets:
Property and equipment, net of accumulated depreciation of $1,559,388 and $1,510,117, respectively	2,350,272	2,700,107
Other real estate assets	228,243	238,637
Goodwill	5,902	50,537
Non-current deferred tax assets	11,113	16,058
Other assets	396,663	350,907
Total assets	$3,709,315	$3,791,631
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable and accrued expenses	$274,318	$337,462
Current portion of long-term debt	39,087	31,349
Total current liabilities	313,405	368,811
Long-term debt, net	1,747,664	1,928,023
Deferred revenue	18,336	12,469
Other liabilities	216,468	105,579
Total liabilities	2,295,873	2,414,882
Commitments and contingencies
Preferred stock – $0.01 par value; 50,000 shares authorized; none issued and outstanding at December 31, 2020 and 2019, respectively	—	—
Common stock – $0.01 par value; 300,000 shares authorized; 119,638 and 119,096 shares issued and outstanding at December 31, 2020 and 2019, respectively	1,196	1,191
Additional paid-in capital	1,835,494	1,821,810
Accumulated deficit	(446,519)	(446,252)
Total stockholders' equity	1,390,171	1,376,749
Non-controlling interest - operating partnership	23,271	—
Total equity	1,413,442	1,376,749
Total liabilities and stockholders' equity	$3,709,315	$3,791,631

The accompanying notes are an integral part of these consolidated financial statements.

CORECIVIC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	For the Years Ended December 31,
	2020	2019	2018
REVENUES	$1,905,485	$1,980,689	$1,835,766
EXPENSES:
Operating	1,406,376	1,422,769	1,315,250
General and administrative	124,338	127,078	106,865
Depreciation and amortization	150,861	144,572	156,501
Contingent consideration for acquisition of businesses	620	—	6,085
Asset impairments	60,628	4,706	1,580
	1,742,823	1,699,125	1,586,281
OPERATING INCOME	162,662	281,564	249,485
OTHER (INCOME) EXPENSE:
Interest expense, net	83,299	84,401	80,753
Expenses associated with debt repayments and refinancing transactions	7,141	602	1,016
Loss (gain) on sale of real estate assets	13,023	(287)	—
Other (income) expense	(525)	123	156
	102,938	84,839	81,925
INCOME BEFORE INCOME TAXES	59,724	196,725	167,560
Income tax expense	(4,386)	(7,839)	(8,353)
NET INCOME	55,338	188,886	159,207
Net income attributable to non-controlling interest	(1,181)	—	—
NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$54,157	$188,886	$159,207
BASIC EARNINGS PER SHARE	$0.45	$1.59	$1.34
DILUTED EARNINGS PER SHARE	$0.45	$1.59	$1.34
DIVIDENDS DECLARED PER SHARE	$0.44	$1.76	$1.72

The accompanying notes are an integral part of these consolidated financial statements.

CORECIVIC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Years Ended December 31,
	2020	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$55,338	$188,886	$159,207
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	150,861	144,572	156,501
Asset impairments	60,628	4,706	1,580
Amortization of debt issuance costs and other non-cash interest	5,519	3,351	3,419
Expenses associated with debt repayments and refinancing transactions	7,141	602	1,016
Deferred income taxes	4,945	(1,162)	(4,436)
Loss (gain) on sale of real estate	13,023	(287)	—
Other expenses and non-cash items	13,616	13,320	7,909
Non-cash revenue and other income	(7,301)	(11,292)	(14,509)
Non-cash equity compensation	17,264	17,267	13,132
Changes in assets and liabilities, net:
Accounts receivable, prepaid expenses and other assets	16,769	(16,938)	(19,470)
Accounts payable, accrued expenses and other liabilities	17,727	11,359	18,531
Net cash provided by operating activities	355,530	354,384	322,880
CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for facility development and expansions	(27,591)	(136,128)	(58,239)
Expenditures for other capital improvements	(56,196)	(57,192)	(63,438)
Acquisitions, net of cash acquired	(8,849)	(48,396)	(175,588)
Net proceeds from sale of assets	113,602	4,295	12,911
Increase in other assets	(7,998)	(7,168)	(6,703)
Net cash provided by (used in) investing activities	12,968	(244,589)	(291,057)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of debt and borrowings from credit facility	374,000	1,146,691	809,831
Scheduled principal repayments	(32,254)	(14,121)	(7,816)
Principal repayments of credit facility	(520,000)	(648,000)	(603,500)
Defeasance of non-recourse mortgage notes	(51,311)	—	—
Satisfaction and discharge of senior notes	—	(325,000)	—
Payment of debt defeasance, issuance and other refinancing and related costs	(11,162)	(4,296)	(6,087)
Payment of lease obligations for financing leases	(543)	(538)	(3,744)
Contingent consideration for acquisition of businesses	—	(7,398)	(1,500)
Proceeds from exercise of stock options	—	876	2,367
Proceeds from sale/leaseback	—	—	7,783
Purchase and retirement of common stock	(3,575)	(3,531)	(3,005)
Dividends paid	(105,978)	(209,522)	(204,198)
Net cash used in financing activities	(350,823)	(64,839)	(9,869)
NET INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	17,675	44,956	21,954
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of period	119,093	74,137	52,183
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of period	$136,768	$119,093	$74,137
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Debt assumed on acquisition of property	$52,217	$—	$157,280
Establishment of right of use assets and lease liabilities	$116,263	$137,946	$—
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest (net of amounts capitalized of $0.5 million, $6.0 million, and $1.0 million in 2020, 2019, and 2018, respectively)	$88,132	$85,698	$71,787
Income taxes paid	$1,322	$16,437	$13,303

The accompanying notes are an integral part of these consolidated financial statements.

CORECIVIC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2020, 2019 AND 2018

(in thousands)

	Stockholders' Equity					Non-
						controlling
	Common Stock		Additional		Total	Interest -
		Par	Paid-in	Accumulated	Stockholders'	Operating	Total
	Shares	Value	Capital	Deficit	Equity	Partnership	Equity
Balance as of December 31, 2017	118,204	$1,182	$1,794,713	$(344,287)	$1,451,608	$—	$1,451,608
Net income	—	—	—	159,207	159,207	—	159,207
Retirement of common stock	(139)	(1)	(3,004)	—	(3,005)	—	(3,005)
Dividends declared on common stock ($1.72 per share)	—	—	—	(205,675)	(205,675)	—	(205,675)
Restricted stock compensation, net of forfeitures	—	—	13,132	—	13,132	—	13,132
Restricted stock grants	462	5	(5)	—	—	—	—
Stock options exercised	147	1	2,366	—	2,367	—	2,367
Cumulative effect of adoption of new accounting standard	—	—	—	(2,575)	(2,575)	—	(2,575)
Balance as of December 31, 2018	118,674	$1,187	$1,807,202	$(393,330)	$1,415,059	$—	$1,415,059
Net income	—	—	—	188,886	188,886	—	188,886
Retirement of common stock	(164)	(2)	(3,529)	—	(3,531)	—	(3,531)
Dividends declared on common stock ($1.76 per share)	—	—	—	(211,868)	(211,868)	—	(211,868)
Restricted stock compensation, net of forfeitures	—	—	17,267	—	17,267	—	17,267
Restricted stock grants	524	5	(5)	—	—	—	—
Stock options exercised	62	1	875	—	876	—	876
Cumulative effect of adoption of new accounting standard	—	—	—	(29,940)	(29,940)	—	(29,940)
Balance as of December 31, 2019	119,096	$1,191	$1,821,810	$(446,252)	$1,376,749	$—	$1,376,749
Net income	—	—	—	54,157	54,157	1,181	55,338
Retirement of common stock	(209)	(2)	(3,573)		(3,575)	—	(3,575)
Dividends declared on common stock ($0.44 per share)	—	—	—	(53,415)	(53,415)	—	(53,415)
Reductions in dividends on RSUs	—	—	—	27	27	—	27
Restricted stock compensation, net of forfeitures	—	—	17,264		17,264	—	17,264
Restricted stock grants	751	7	(7)	—	—	—	—
Cumulative effect of adoption of new accounting standard	—	—	—	(1,036)	(1,036)	—	(1,036)
Contributions to operating partnership	—	—	—	—	—	23,271	23,271
Distributions to non-controlling interest	—	—	—	—	—	(1,181)	(1,181)
Balance as of December 31, 2020	119,638	$1,196	$1,835,494	$(446,519)	$1,390,171	$23,271	$1,413,442

The accompanying notes are an integral part of these consolidated financial statements.

CORECIVIC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020, 2019 AND 2018

1.	ORGANIZATION AND OPERATIONS

CoreCivic, Inc. (together with its subsidiaries, the "Company" or "CoreCivic") is the nation's largest owner of partnership correctional, detention, and residential reentry facilities and one of the largest prison operators in the United States.  The Company also believes it is the largest private owner of real estate used by U.S. government agencies. Through three segments, CoreCivic Safety, CoreCivic Community, and CoreCivic Properties, the Company provides a broad range of solutions to government partners that serve the public good through corrections and detention management, a network of residential reentry centers to help address America's recidivism crisis, and government real estate solutions.  As of December 31, 2020, through its CoreCivic Safety segment, the Company operated 47 correctional and detention facilities, 42 of which the Company owned, with a total design capacity of approximately 70,000 beds.  Through its CoreCivic Community segment, the Company owned and operated 27 residential reentry centers with a total design capacity of approximately 5,000 beds.  In addition, through its CoreCivic Properties segment, the Company owned 15 properties for lease to third parties and used by government agencies, totaling 2.7 million square feet.

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

CoreCivic has operated as a real estate investment trust ("REIT") from January 1, 2013 through December 31, 2020.  As a REIT, the Company has provided services and conducted other business activities through taxable REIT subsidiaries ("TRSs"). A TRS is a subsidiary of a REIT that is subject to applicable corporate income tax and certain qualification requirements. The Company's use of TRSs has permitted CoreCivic to engage in certain business activities in which the REIT may not engage directly, so long as these activities are conducted in entities that elect to be treated as TRSs under the Internal Revenue Code of 1986, as amended, and has enabled CoreCivic to, among other things, provide correctional services at facilities it owns and at facilities owned by its government partners.  A TRS is not subject to the distribution requirements applicable to REITs so it may retain income generated by its operations for reinvestment.

On June 17, 2020, the Company announced that its Board of Directors ("BOD") was evaluating corporate structure and capital allocation alternatives.  Concurrently, the BOD suspended the Company's quarterly dividend while it assessed how best to use its free cash flow to build shareholder value, maintain service excellence, and offer and implement unique solutions for its government partners and the communities in which it serves.  On August 5, 2020, the Company announced that the BOD concluded its analysis and unanimously approved a plan to revoke the Company's REIT election and become a taxable C Corporation, effective January 1, 2021.  As a result, the Company will no longer be required to operate under REIT rules, including the requirement to distribute at least 90% of its taxable income to its stockholders, which will provide the Company with greater flexibility to use its free cash flow.  Beginning January 1, 2021, the Company will be subject to federal and state income taxes on its taxable income at applicable tax rates, and will no longer be entitled to a tax deduction for dividends paid.  The Company continued to operate as a REIT for the 2020 tax year, and existing REIT requirements and limitations, including those established by the Company’s organizational documents, remained in place until January 1, 2021. The BOD also voted unanimously to discontinue the Company's quarterly dividend and prioritize allocating the Company’s free cash flow to reduce debt.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles and include the accounts of CoreCivic on a consolidated basis with its wholly-owned subsidiaries.  All intercompany balances and transactions have been eliminated.

Certain reclassifications have been made to the consolidated statement of operations and the consolidated statement of cash flows in 2019 to conform to the current year presentation.

Cash and Cash Equivalents

CoreCivic considers all liquid deposits and investments with a maturity of three months or less at the time of purchase to be cash equivalents.

Restricted Cash

Restricted cash at December 31, 2020 and 2019 included deposit accounts totaling $10.3 million and $27.0 million, respectively, to ensure the timely payment of certain operating expenses, capital expenditures and debt service associated with the SSA-Baltimore property and the Lansing Correctional Facility, as further discussed in Notes 6 and 11.  The restricted cash accounts are required under the terms of the indebtedness securing such properties.  Restricted cash at December 31, 2020 also included $13.2 million for deposits primarily associated with Government Real Estate Solutions, LLC ("GRES") as further discussed in Note 6.

Accounts Receivable and Credit Loss Reserve

At December 31, 2020 and 2019, accounts receivable of $267.7 million and $280.8 million, respectively, were net of credit loss reserve totaling $6.1 million and $3.2 million, respectively.  Accounts receivable consist primarily of amounts due from federal, state, and local government agencies for the utilization of CoreCivic's properties.  Accounts receivable also consist of amounts due for operating and managing the Company's correctional, detention, and residential reentry facilities, as well as its electronic monitoring and case management services operations.

Accounts receivable are stated at estimated net realizable value.  CoreCivic recognizes allowances for doubtful accounts to ensure receivables are not overstated due to uncollectibility.  Bad debt reserves are maintained for customers using an expected loss model based on a variety of factors, including the nature of the accounts receivable, risks of loss, length of time receivables are past due, and historical experience.  If circumstances related to customers change, estimates of the recoverability of receivables would be further adjusted.

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

Lease revenue is recognized in accordance with ASC 842, "Leases". In accordance with ASC 842, minimum lease revenue is recognized on a straight-line basis over the term of the related lease. Leasehold incentives are recognized as a reduction to lease revenue on a straight-line basis over the term of the related lease. Lease revenue associated with expense reimbursements from tenants is recognized in the period that the related expenses are incurred based upon the tenant lease provision.

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

Self-Funded Insurance and Litigation Reserves

CoreCivic is significantly self-insured for employee health, workers' compensation, automobile liability claims, and general liability claims.  As such, CoreCivic's insurance expense is largely dependent on claims experience and CoreCivic's ability to control its claims experience. CoreCivic has consistently accrued the estimated liability for employee health insurance based on its history of claims experience and time lag between the incident date and the date the cost is paid by CoreCivic.  CoreCivic has accrued the estimated liability for workers' compensation claims based on an actuarially determined liability, discounted to the net present value of the outstanding liabilities, using a combination of actuarial methods used to project ultimate losses, and the Company's automobile insurance claims based on estimated development factors on claims incurred. The liability for employee health, workers' compensation, and automobile insurance includes estimates for both claims incurred and for claims incurred but not reported.  CoreCivic records its best estimate of the probable costs for the resolution of certain claims and legal proceedings in which it is involved, if estimable. In addition, the Company is subject to current and potential future claims and legal proceedings for which little or no accrual has been reflected because the Company's current assessment of the potential exposure is nominal.  These estimates have been developed in consultation with CoreCivic's General Counsel's office and, as appropriate, outside counsel handling these matters, and are based upon an analysis of potential results, assuming a combination of litigation and settlement strategies. These estimates could change in the future.

Income Taxes

CoreCivic operated in compliance with REIT requirements for federal income tax purposes from January 1, 2013 through December 31, 2020.  As a REIT, the Company generally has not been subject to corporate level federal income tax on taxable income it distributes to its stockholders as long as it meets the organizational and operational requirements under the REIT rules. However, certain subsidiaries have made an election to be treated as TRSs in conjunction with the Company's REIT election.  The TRS elections have permitted CoreCivic to engage in certain business activities in which the REIT may not engage directly, so long as these activities are conducted in entities that elect to be treated as TRSs under the Internal Revenue Code of 1986, as amended.  A TRS is subject to federal and state income taxes on the income from these activities and therefore, CoreCivic includes a provision for taxes in its consolidated financial statements.

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

Fair Value of Financial Instruments

To meet the reporting requirements of ASC 825, "Financial Instruments", regarding fair value of financial instruments, CoreCivic calculates the estimated fair value of financial instruments using market interest rates, quoted market prices of similar instruments, or discounted cash flow techniques with observable Level 1 inputs for publicly traded debt and Level 2 inputs for all other financial instruments, as defined in ASC 820, "Fair Value Measurement".  At December 31, 2020 and 2019, there were no material differences between the carrying amounts and the estimated fair values of CoreCivic's financial instruments, other than as follows (in thousands):

	December 31,
	2020		2019
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Note receivable from APM	$3,094	$3,896	$2,989	$3,949
Debt	$(1,809,517)	$(1,774,016)	$(1,986,865)	$(1,964,366)

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

CoreCivic derives its revenues primarily from amounts earned under federal, state, and local government contracts.  For each of the years ended December 31, 2020, 2019, and 2018, federal correctional and detention authorities represented 52%, 51%, and 48%, respectively, of CoreCivic's total revenue.  Federal correctional and detention authorities consist primarily of U.S. Immigration and Customs Enforcement ("ICE"), the United States Marshals Service ("USMS"), and the Federal Bureau of Prisons ("BOP").  ICE accounted for 28%, 29%, and 25% of total revenue for 2020, 2019, and 2018, respectively.  The USMS accounted for 21%, 17%, and 17% of total revenue for 2020, 2019, and 2018, respectively.  The BOP accounted for 3%, 5%, and 6% of total revenue for 2020, 2019, and 2018, respectively.  These federal customers have management contracts at facilities CoreCivic owns and at facilities CoreCivic manages but does not own.  State revenues from contracts at correctional, detention, and residential reentry facilities that CoreCivic operates represented 33%, 34%, and 39% of total revenue during the years ended December 31, 2020, 2019, and 2018, respectively.  ICE and the USMS each generated 10% or more of total revenue during 2020, 2019, and 2018. Although the revenue generated from each of these agencies is derived from numerous management contracts and various types of properties, i.e. correctional, detention, reentry, and leased, the loss of one or more of such contracts could have a material impact on CoreCivic's financial condition and results of operations.

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

Leases

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

For leases where the Company is the lessor, upon adoption of ASC 842, the Company elected to also apply the practical expedient to not separate non-lease components from the associated lease component if certain criteria are met for each class of underlying assets. Lease components are elements of an arrangement that provide the customer with the right to use an identified asset. Non-lease components are distinct elements of a contract that are not related to securing the use of the leased asset and revenue is recognized in accordance with ASC 606. The Company considers common area maintenance ("CAM") and service income associated with tenant work orders to be non-lease components because they represent delivery of a separate service but are not considered a cost of securing the identified asset. In the case of the Company’s business, the identified asset would be the leased real estate.  The Company assessed and concluded that the timing and pattern of transfer for non-lease components and the associated lease component are the same. The Company determined that the predominant component was the lease component and as such its leases continue to qualify as operating leases.  The Company made a policy election to account for and present the lease component and the non-lease component as a single component in revenue.

Recent Accounting Pronouncements

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

ASU 2017-04, "Intangibles-Goodwill and Other (Topic 350): Simplifying the Test of Goodwill Impairment", establishes accounting and reporting requirements for goodwill and other intangible assets. Goodwill was $5.9 million and $50.5 million as of December 31, 2020 and 2019, respectively.  Of these amounts, goodwill was $5.9 million and $7.9 million as of December 31, 2020 and 2019, respectively, for the Company's CoreCivic Safety segment, and was $42.6 million as of December 31, 2019, for its CoreCivic Community segment. This goodwill was established in connection with multiple business combination transactions.

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

In connection with the Company's annual impairment test for the goodwill associated with the Community reporting unit, during the fourth quarter of 2020, the Company performed a quantitative goodwill impairment test and concluded to record an impairment charge of $42.6 million, representing the full value of goodwill allocated to this reporting unit.  The Company's analysis considered numerous factors, with the impairment predominantly driven by the Company's consideration of the broad-based declines in the market capitalization of publicly-traded companies in the Company's industry, primarily during the second half of 2020, as well as the reduction in cash flows from the COVID-19 pandemic and the anticipated change in tax structure effective January 1, 2021. The Company intends to continue to pursue investments in this segment, which could generate additional goodwill from business combinations transacted in this segment in the future, which could result in additional charges if the goodwill becomes impaired under the requirements of ASU 2017-04.

The Company also performed qualitative assessments of goodwill recorded in its Safety reporting units in the fourth quarter of 2020, concluding there was no impairment for such goodwill.  The Company recorded certain interim event-driven impairment charges in 2020.  During the third quarter of 2020, the Company provided notice to the local county customers at two managed-only facilities of its intent to terminate the contracts.  The Company transitioned operations of the 1,046-bed Silverdale Detention Center in December 2020 and transitioned operations at the 1,348-bed Metro-Davidson County Detention Facility in October 2020.  As a result of these expected contract terminations, during the second quarter of 2020, the Company recognized goodwill impairments of $2.0 million associated with these two managed-only facilities' reporting units.
4.	REAL ESTATE AND RELATED ASSETS

At December 31, 2020, CoreCivic owned 69 correctional, detention, and residential reentry real estate properties, and 15 properties for lease to third parties.  At December 31, 2020, CoreCivic also managed five correctional and detention facilities owned by governmental agencies.

Property and equipment, at cost, consists of the following (in thousands):

	December 31,
	2020	2019
Land and improvements	$253,289	$295,214
Buildings and improvements	3,171,307	3,411,583
Equipment and software	420,894	435,628
Office furniture and fixtures	37,704	38,278
Construction in progress	26,466	29,521
	3,909,660	4,210,224
Less: Accumulated depreciation	(1,559,388)	(1,510,117)
	$2,350,272	$2,700,107

Construction in progress primarily consists of property improvements in process. Interest is capitalized on construction in progress and amounted to $0.5 million, $6.0 million, and $1.0 million in 2020, 2019, and 2018, respectively.

Depreciation expense was $141.7 million, $137.7 million, and $152.0 million for the years ended December 31, 2020, 2019, and 2018, respectively.

Ten of the facilities owned by CoreCivic are subject to options that allow various governmental agencies to purchase those facilities. Certain of these options to purchase are based on a depreciated book value while others are based on a fair market value calculation.  Four of the facilities that are subject to options are accounted for in accordance with ASC 853 and are recorded in other real estate assets on the consolidated balance sheets, as further described in Note 2.  As of December 31, 2020, CoreCivic had $228.2 million in other real estate assets, including $143.6 million accounted for as a contract cost and $84.6 million accounted for as costs of fulfilling the related service contract.  As of December 31, 2019, CoreCivic had $238.6 million in other real estate assets, including $147.8 million accounted for as a contract cost and $90.8 million accounted for as costs of fulfilling the related service contract.

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

As further described in Note 2, CoreCivic accounts for leases in accordance with ASC 842.  CoreCivic leases land and buildings from third-party lessors for multiple properties under operating leases that expire over varying dates through 2032.  The ROU asset related to these leases amounted to $194.1 million and $108.1 million at December 31, 2020 and 2019, respectively, while the current portion of the lease liability amounted to $21.6 million and $26.9 million and the long-term portion of the liability amounted to $144.8 million and $51.2 million at December 31, 2020 and 2019, respectively.  As of December 31, 2020, the weighted-average lease term of the operating leases was 6.3 years and the weighted average discount rate associated with the operating leases was 6.2%.

CoreCivic leases the South Texas Family Residential Center and the site upon which it was constructed from a third-party lessor.  CoreCivic's lease agreement with the lessor is over a base period concurrent with an inter-governmental service agreement ("IGSA") with ICE, which was amended in September 2020 to extend the term of the agreement through September 2026.  ICE's termination rights, which permit ICE to terminate the agreement for convenience or non-appropriation of funds, without penalty, by providing CoreCivic with at least a 60-day notice, were unchanged under the extension.  Concurrent with the extension of the amended IGSA, the lease with the third-party lessor for the site was also extended through September 2026. Other terms of the extended lease agreement were unchanged and provide us with the ability to terminate the lease if ICE terminates the amended IGSA associated with the facility. As a result of the lease modification, the Company re-measured the lease liability at the effective date of the modification, and recognized a corresponding adjustment to increase the ROU asset amounting to $116.0 million. Under provisions of ASC 842, CoreCivic determined that the South Texas Family Residential Center lease with the third-party lessor includes a non-lease component for food services representing approximately 44% of the consideration paid under the lease.

The expense incurred for all operating leases, inclusive of short-term and variable leases, but exclusive of the non-lease food services component of the South Texas Family Residential Center lease, was $34.9 million, $34.8 million, and $30.7 million for the years ended December 31, 2020, 2019, and 2018, respectively.  The cash payments for operating leases are reflected as cash flows from operating activities on the accompanying consolidated statements of cash flows and cash payments for financing leases are reflected as cash flows from financing activities.  Future minimum lease payments as of December 31, 2020 for the Company's operating lease liabilities, inclusive of $165.3 million of payments expected to be made under the cancelable lease at the South Texas facility (excluding the non-lease food services component), are as follows (in thousands):

2021	$33,220
2022	32,476
2023	32,068
2024	31,994
2025	31,967
Thereafter	39,290
Total future minimum lease payments	201,015
Less amount representing interest	(34,600)
Total present value of minimum lease payments	$166,415

In addition, through its CoreCivic Properties segment, as of December 31, 2020, the Company owned $449.6 million in property and equipment at 15 properties for lease to third parties and used by government agencies under operating and finance leases that expire over varying dates through 2040, some of which contain renewal options.  In accordance with ASC 842, minimum lease revenue is recognized on a straight-line basis over the term of the related lease. Leasehold incentives are recognized as a reduction to lease revenue on a straight-line basis over the term of the related lease. Lease revenue associated with expense reimbursements from tenants is recognized in the period that the related expenses are incurred based upon the tenant lease provision.  See Note 6 for further discussion regarding a 20-year lease agreement with the Kansas Department of Corrections ("KDOC").  Future undiscounted cash flows to be received from third-party lessees as of December 31, 2020 for the Company's operating and finance leases, including those associated with the three properties held for sale at December 31, 2020, as further described in Note 6, are as follows (in thousands):

2021	$85,783
2022	80,306
2023	80,734
2024	81,235
2025	81,262
Thereafter	588,364

6.	REAL ESTATE TRANSACTIONS

Acquisitions, Dispositions, and Assets Held for Sale

2018 Acquisitions and Dispositions. On January 19, 2018, CoreCivic acquired the 261,000 square-foot Capital Commerce Center, located in Tallahassee, Florida for a purchase price of $44.7 million, excluding transaction-related costs and certain closing credits.  Capital Commerce Center is 98% leased, including 87% leased to the state of Florida on behalf of the Florida Department of Business and Professional Regulation.  In allocating the purchase price of this transaction, CoreCivic recorded $40.6 million of net tangible assets and $3.2 million of identifiable intangible assets.

On July 17, 2018, CoreCivic acquired a portfolio of twelve properties for $12.0 million, excluding transaction-related costs, 100% leased to the U.S. Federal Government through the General Services Administration ("GSA"), an independent agency of the United States government, on behalf of the Social Security Administration ("SSA"), the Department of Homeland Security, and ICE. In allocating the purchase price of this transaction, CoreCivic recorded $11.1 million of net tangible assets and $1.9 million of identifiable intangible assets.

On August 23, 2018, CoreCivic acquired a 541,000 square-foot SSA office building in Baltimore, Maryland ("SSA-Baltimore") for a purchase price of $242.0 million, excluding transaction-related costs and certain closing credits.  The office building was purpose built to SSA specifications in 2014 under a 20-year firm term lease expiring in January 2034, and is backed by the full faith and credit of the U.S. Federal Government through the GSA.  In connection with the acquisition and as further described in Note 11, CoreCivic assumed $157.3 million of in-place financing that was used to fund the initial construction of the property in 2014.  In allocating the purchase price of this transaction, CoreCivic recorded $207.4 million of net tangible assets and $38.9 million of identifiable intangible assets.

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

2019 Acquisitions and Dispositions.  On February 20, 2019, CoreCivic acquired the South Raleigh Reentry Center, a 60-bed residential reentry center in Raleigh, North Carolina, for $0.9 million, excluding transaction-related expenses. In connection with the acquisition, CoreCivic provides reentry services for both male and female residents under custody of the BOP.

On May 6, 2019, CoreCivic acquired a 36,520-square foot office building in Detroit, Michigan, for $7.2 million, excluding transaction-related expenses, that was built-to-suit for the state of Michigan's Department of Health and Human Services ("MDHHS") in 2002.  This property was acquired through GRES. The property was 100% leased to the Michigan Department of Technology, Management and Budget ("MDTMB") on behalf of MDHHS through June 2028 and included one six-year renewal option at the sole discretion of the MDTMB. During the fourth quarter of 2020, the MDTMB provided notice of its intent to exercise its executive cancellation provision to terminate the lease effective December 31, 2020.

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

On June 24, 2019, CoreCivic sold a property which was leased to a third-party and located in Chester, Pennsylvania for $3.4 million. The property had a net carrying value of $3.1 million at the time of the sale, with the gain on the sale of $0.3 million recognized in the second quarter of 2019 and reflected in loss (gain) on sale of real estate assets on the consolidated statement of operations.

2020 Acquisitions and Dispositions.  On January 2, 2020, CoreCivic completed the acquisition of a portfolio of 28 properties, 24 of which the counter-party contributed to GRES, for total consideration of $83.2 million, excluding transaction-related expenses.  All of the properties are leased to the federal government through the GSA. CoreCivic financed the acquisition with $7.7 million of cash, assumed debt of $52.2 million, as further described in Note 11, and the balance with the issuance of 1.3 million shares of Class A Common Interests in GRES, an unrestricted subsidiary controlled by the Company, that are convertible into cash or, at the Company's option, shares of the Company's common stock following a two-year holding period on a one-for-one basis (the "Operating Partnership Units"), using a partnership structure. In allocating the purchase price of the acquisition, CoreCivic recorded $77.4 million of net tangible assets, $7.5 million of identifiable intangible assets, and $4.9 million of tenant improvements.

On December 23, 2020, CoreCivic completed the sale of 42 government-leased properties, including the portfolio of 28 properties acquired in 2020 and 11 of the 12 properties acquired July 17, 2018 described above, in a single transaction to a third party for an aggregate price of $106.5 million, generating net proceeds of $27.8 million after the repayment of the debt related to GRES, and other transaction-related costs. Net cash proceeds were used to pay-down the Company's revolving credit facility and are available to recycle into projects generating higher returns. In accordance with a Tax Protection Agreement, the Company agreed to provide certain tax protection payments to the contributing partners of GRES, limited to the cash and certain other resources held by GRES.  After considering the tax protection payments in connection with this sale, the Company reported a net loss on sale of $17.9 million.

Assets Held for Sale.  The Company intends to pursue the sale of additional assets in the Properties segment, utilizing any net proceeds, after the repayment of non-recourse mortgage notes associated with such properties, in furtherance of the Company’s revised capital allocation strategy.  As of December 31, 2020, CoreCivic had three real estate assets held for sale. The aggregate net book value of the property and equipment of these three properties, amounting to $241.8 million, and the other assets associated with the properties, consisting of deferred leasing costs and other assets amounting to $37.6 million, are reflected as assets held for sale on the Company's consolidated balance sheet as of December 31, 2020.  Although the Company can provide no assurance, based on interest expressed to-date, CoreCivic expects to close on the sale of these assets during 2021.

Financing Leasing Transactions

On January 24, 2018, CoreCivic entered into a 20-year lease agreement with the KDOC for a 2,432-bed correctional facility to be constructed by the Company in Lansing, Kansas.  The new facility replaces the Lansing Correctional Facility, Kansas' largest correctional complex for adult male inmates, originally constructed in 1863.  CoreCivic will be responsible for facility maintenance throughout the 20-year term of the lease, at which time ownership will revert to the state of Kansas.  Construction of the facility commenced in the first quarter of 2018, and construction was completed in January 2020, at which time the lease commenced.  CoreCivic accounts for the lease with the KDOC partially as a financing receivable under ASU 2016-02, "Leases (Topic 842)", with the remaining portion of the lease payments attributable to maintenance services and capital expenditures as revenue streams under ASC 606, "Revenue from Contracts with Customers".   As of December 31, 2020, the financing receivable was $147.5 million recognized in Other Assets on the consolidated balance sheet.  Prior to commencement of the lease, the costs incurred to construct the facility were reflected as a construction receivable and, as of December 31, 2019, $137.7 million was recognized in Other Assets on the consolidated balance sheet.  The cash payments associated with the construction of the project were reported as expenditures for facility development and expansions on the consolidated statements of cash flows.  During 2020, the Lansing Correctional Facility generated $2.6 million of revenue associated with the non-lease services components of the arrangement, and $8.4 million of interest income.

Idle Facilities

As of December 31, 2020, CoreCivic had five idled CoreCivic Safety correctional facilities that are currently available and being actively marketed as solutions to meet the needs of potential customers. The following table summarizes each of the idled facilities and their respective carrying values, excluding equipment and other assets that could generally be transferred and used at other facilities CoreCivic owns without significant cost (dollars in thousands):

	Net Carrying Values at December 31,
Facility	2020	2019
Prairie Correctional Facility	$14,646	$14,863
Huerfano County Correctional Center	15,895	16,266
Diamondback Correctional Facility	38,346	39,729
Marion Adjustment Center	11,047	11,351
Kit Carson Correctional Center	52,757	54,041
	$132,691	$136,250

As of December 31, 2020, CoreCivic also had one idled non-core facility in its Safety segment containing 240 beds with an aggregate net book value of $3.1 million; three facilities in its Community segment, all of which became idle during 2020, containing an aggregate of 650 beds with an aggregate net book value of $9.2 million; and two previously leased properties in its Properties segment containing 55,000 square feet with an aggregate net book value of $9.5 million. CoreCivic incurred operating expenses at these idled facilities of approximately $7.6 million, $7.1 million, and $7.7 million during the period they were idle for the years ended December 31, 2020, 2019, and 2018, respectively.

Two of the three idled facilities in the CoreCivic Community segment are located in Oklahoma. As a result of the lower resident populations from the state of Oklahoma and the impact of COVID-19, CoreCivic Community transferred the remaining resident populations at its 390-bed Tulsa Transitional Center to Oklahoma's system, idling the Tulsa facility during the third quarter of 2020.  Closure of the Tulsa facility followed the closure of the 200-bed Oklahoma City Transitional Center during the second quarter of 2020, and the 289-bed Turley Residential Center in Oklahoma in 2019.  During the fourth quarter of 2020, the BOP awarded a new contract to CoreCivic for residential reentry and home confinement services pursuant to a solicitation for capacity and services to be provided in the state of Oklahoma.  As a result, CoreCivic reactivated the Turley Residential Center during the first quarter of 2021, and provides the BOP additional reentry services at its owned and operated Oklahoma Reentry Opportunity Center (formerly known as the Carver Transitional Center), which supplements the existing utilization by the state of Oklahoma.

During the third quarter of 2020, Adams County, Colorado, notified the Company that, pursuant to a re-bid of the managed-only contract at the 184-bed Henderson Transitional Center, a facility in the Community segment the Company leased from Adams County, it awarded the contract to another operator.  CoreCivic transitioned operations to the other operator upon expiration of the contract in January 2021.

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

On September 15, 2020, CoreCivic announced that it had entered into a new contract under an IGSA between the city of Cushing, Oklahoma and the USMS to utilize the Company's 1,600-bed Cimarron Correctional Facility in the CoreCivic Safety segment.  The Company had previously announced its intention to idle the Cimarron facility during the third quarter of 2020, predominantly due to a lower number of inmate populations from the state of Oklahoma resulting from COVID-19, combined with the consequential impact of COVID-19 on the State's budget. The new management contract commenced on September 15, 2020, and has an initial term of three years, with unlimited 24-month extension options thereafter upon mutual agreement.

CoreCivic considers the cancellation of a contract or an expiration and non-renewal of a lease agreement in its CoreCivic Properties segment as an indicator of impairment, and tested each of the idled properties for impairment when it was notified by the respective customers or tenants that they would no longer be utilizing such property.  CoreCivic evaluates on a quarterly basis market developments for the potential utilization of each of these properties in order to identify events that may cause CoreCivic to reconsider its most recent assumptions, such as the agreement to sell a property at less than its carrying value.  As a result of CoreCivic's analyses, in the second quarter of 2020, CoreCivic reported an impairment charge of $9.8 million on one of the residential reentry facilities in the Community segment in Oklahoma, based on its anticipated use as a commercial real estate property rather than a residential reentry facility.  The fair value measurement for the Oklahoma residential reentry facility was estimated using unobservable Level 3 inputs, as defined in ASC 820, using market comparable data for similar properties in the local markets.
7.	BUSINESS COMBINATIONS

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

On December 7, 2019, CoreCivic completed the acquisition of certain assets of Rehabilitation Services, Inc. ("RSI") for $4.4 million, excluding transaction related expenses.  As a result of better than estimated financial performance of the acquisition, during the third quarter of 2020, the Company recognized a loss of $0.6 million for additional contingent consideration associated with the acquisition.  The acquisition resulted in the addition of two residential reentry centers in Virginia.  The Ghent Residential Reentry Center, a 36-bed residential reentry center in Norfolk, Virginia and the James River Residential Reentry Center, an 84-bed residential reentry center in Newport News, Virginia provide reentry services for residents under custody of the BOP.  The residential reentry facilities can also serve an additional 34 home confinement clients on behalf of the BOP.

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

CoreCivic has a 50% ownership interest in APM, an entity holding the management contract for a correctional facility, HM Prison Forest Bank, under a 25-year prison management contract with an agency of the United Kingdom government.  CoreCivic has determined that its joint venture investment in APM represents a variable interest entity ("VIE") in accordance with ASC 810, "Consolidation" of which CoreCivic is not the primary beneficiary.  The Forest Bank facility, located in Salford, England, was previously constructed and owned by a wholly-owned subsidiary of CoreCivic, which was sold in April 2001.  All gains and losses under the joint venture are accounted for using the equity method of accounting.  During 2000, CoreCivic extended a working capital loan to APM, which has an outstanding balance of $3.1 million as of December 31, 2020.

For the years ended December 31, 2020, 2019, and 2018, equity in losses of the joint venture was $192,000, $128,000, and $100,000, respectively.  The equity in losses of the joint venture is included in other (income) expense in the consolidated statements of operations.  As of December 31, 2020, the equity in the net deficit of APM was $0.2 million and is applied as a reduction in the carrying value of the outstanding working capital loan of $3.1 million, which is reported in other assets on the accompanying consolidated balance sheets.  The outstanding working capital loan of $3.1 million, net of the $0.2 million equity in the net deficit of APM, represents CoreCivic's maximum exposure to loss in connection with APM.

CoreCivic has determined that its joint venture investment in GRES also represents a VIE.  CoreCivic has 100% voting control in GRES. Accordingly, CoreCivic concluded that it is the primary beneficiary of GRES and consolidates the VIE.  The primary beneficiary is the entity that has (i) the power to direct the activities that most significantly impact the entity's economic performance and (ii) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could be significant to the VIE.

9.	OTHER ASSETS

Other assets consist of the following (in thousands):

	December 31,
	2020	2019
Intangible assets:
Deferred leasing assets, less accumulated amortization of $1,132 and $5,647, respectively	$146	$41,129
Other intangible assets, less accumulated amortization of $9,219 and $8,182, respectively	10,720	14,517
Construction receivable - Kansas lease	—	137,665
Financing receivable - Kansas lease	147,481	—
ROU lease assets	194,080	108,118
Lease incentive assets	4,813	5,454
Debt issuance costs, less accumulated amortization of $2,332 and $1,475, respectively	1,855	2,628
Cash equivalents and cash surrender value of life insurance held in Rabbi trust	14,940	14,448
Straight-line rent receivable	2,196	7,836
Insurance receivable	14,353	13,179
Other	6,079	5,933
	$396,663	$350,907

The gross carrying amount of intangible assets amounted to $21.2 million and $69.5 million at December 31, 2020 and 2019, respectively.  Amortization expense related to intangible assets, including those associated with the three properties held for sale at December 31, 2020, as previously described in Note 6, was $9.1 million, $6.8 million, and $6.5 million for 2020, 2019, and 2018, respectively, and depending upon the nature of the asset, was either reported as operating expense or depreciation and amortization in the accompanying statement of operations for the respective periods.

As of December 31, 2020, the estimated amortization expense related to intangible assets, including the expense associated with the three properties held for sale at December 31, 2020, for each of the next five years is as follows (in thousands):

2021	$4,853
2022	4,253
2023	3,308
2024	3,272
2025	3,268

10.	ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER LONG-TERM LIABILITIES

Accounts payable and accrued expenses consist of the following (in thousands):

	December 31,
	2020	2019
Trade accounts payable	$85,359	$75,152
Accrued salaries and wages	43,564	51,845
Accrued dividends	3,148	54,843
Accrued workers' compensation and auto liability	7,379	7,062
Accrued litigation	5,861	14,134
Accrued employee medical insurance	7,035	6,110
Accrued property taxes	27,780	27,900
Accrued interest	9,516	10,142
ROU lease liability	21,646	26,914
Deferred revenue	8,693	15,387
Construction payable	1,821	7,504
Lease obligation	4,400	8,603
Deferred employer payroll taxes	14,795	—
Other	33,321	31,866
	$274,318	$337,462

Other long-term liabilities consist of the following (in thousands):

	December 31,
	2020	2019
Intangible contract liability	$5,030	$5,417
Accrued workers' compensation	31,868	28,769
Accrued deferred compensation	11,802	10,919
Lease financing obligation	7,508	7,634
ROU lease liability	144,769	51,247
Deferred employer payroll taxes	14,795	—
Other	696	1,593
	$216,468	$105,579

11.	DEBT

Debt outstanding consists of the following (in thousands):

	December 31,
	2020	2019
Revolving Credit Facility maturing April 2023. Interest payable periodically at variable interest rates. The weighted average rate at December 31, 2020 and 2019 was 1.7% and 3.3%, respectively.	$219,000	$365,000
Term Loan A maturing April 2023. Interest payable periodically at variable interest rates. The rate at December 31, 2020 and 2019 was 1.6% and 3.3%, respectively. Unamortized debt issuance costs amounted to $0.1 million at both December 31, 2020 and 2019.	180,000	190,000
Term Loan B maturing December 2024. Interest payable periodically at variable interest rates. The rate at December 31, 2020 and 2019 was 5.5% and 6.3%, respectively. Unamortized debt issuance costs amounted to $4.1 million and $4.6 million at December 31, 2020 and 2019, respectively.	237,500	250,000
4.625% Senior Notes maturing May 2023. Unamortized debt issuance costs amounted to $1.5 million and $2.1 million at December 31, 2020 and 2019, respectively.	350,000	350,000
5.0% Senior Notes maturing October 2022. Unamortized debt issuance costs amounted to $0.8 million and $1.3 million at December 31, 2020 and 2019, respectively.	250,000	250,000
4.75% Senior Notes maturing October 2027. Unamortized debt issuance costs amounted to $2.7 million and $3.1 million at December 31, 2020 and 2019, respectively.	250,000	250,000
4.5% Capital Commerce Center Non-Recourse Mortgage Note maturing January 2033. Unamortized debt issuance costs amounted to $0.3 million at both December 31, 2020 and 2019.	20,934	22,209
4.43% Lansing Correctional Center Non-Recourse Mortgage Note maturing January 2040. Unamortized debt issuance costs amounted to $3.1 million and $3.3 million at December 31, 2020 and 2019, respectively.	157,607	159,522
4.5% SSA- Baltimore Non-Recourse Mortgage Note maturing February 2034. Unamortized debt issuance costs amounted to $0.2 million at both December 31, 2020 and 2019.	144,476	150,134
Total debt	1,809,517	1,986,865
Unamortized debt issuance costs	(12,766)	(14,993)
Unamortized original issue discount	(10,000)	(12,500)
Current portion of long-term debt	(39,087)	(31,349)
Long-term debt, net	$1,747,664	$1,928,023

Revolving Credit Facility.  On April 17, 2018, CoreCivic entered into the Second Amended and Restated Credit Agreement (referred to herein as the "Bank Credit Facility") in an aggregate principal amount of up to $1.0 billion.  The Bank Credit Facility provides for a term loan of $200.0 million (the "Term Loan A") and a revolving credit facility in an aggregate principal amount of up to $800.0 million (the "Revolving Credit Facility"). The Bank Credit Facility has a maturity of April 2023.  The Bank Credit Facility also contains an "accordion" feature that provides for uncommitted incremental extensions of credit in the form of increases in the revolving commitments or incremental term loans of up to $350.0 million. At CoreCivic's option, interest on outstanding borrowings under the Revolving Credit Facility is based on either a base rate plus a margin ranging from 0.00% to 1.00% or at the London Interbank Offered Rate ("LIBOR") plus a margin ranging from 1.00% to 2.00% based on CoreCivic's then-current leverage ratio.  The Revolving Credit Facility includes a $30.0 million sublimit for swing line loans that enables CoreCivic to borrow at the base rate from the Administrative Agent on same-day notice.

Based on CoreCivic's total leverage ratio, loans under the Revolving Credit Facility currently bear interest at the base rate plus a margin of 0.50% or at LIBOR plus a margin of 1.50%, and a commitment fee equal to 0.35% of the unfunded balance.  The Revolving Credit Facility also has a $50.0 million sublimit for the issuance of standby letters of credit. As of December 31, 2020, CoreCivic had $219.0 million in borrowings outstanding under the Revolving Credit Facility as well as $14.8 million in letters of credit outstanding resulting in $566.2 million available under the Revolving Credit Facility.

The Bank Credit Facility is secured by a pledge of all of the capital stock of CoreCivic's domestic restricted subsidiaries, 65% of the capital stock of CoreCivic's foreign subsidiaries, all of CoreCivic's accounts receivable, and all of CoreCivic's deposit accounts. The Bank Credit Facility requires CoreCivic to meet certain financial covenants, including, without limitation, a maximum total leverage ratio, a maximum secured leverage ratio, and a minimum fixed charge coverage ratio.  As of December 31, 2020, CoreCivic was in compliance with all such covenants.  In addition, the Bank Credit Facility contains certain covenants that, among other things, limit the incurrence of additional indebtedness, payment of dividends and other customary restricted payments, permitted investments, transactions with affiliates, asset sales, mergers and consolidations, liquidations, prepayments and modifications of other indebtedness, liens and other encumbrances and other matters customarily restricted in such agreements.  In addition, the Bank Credit Facility is subject to certain cross-default provisions with terms of CoreCivic's other unsecured indebtedness, and is subject to acceleration upon the occurrence of a change of control.

As a result of opposition to immigration policies and the association of private companies with the enforcement of such policies, some banks, including several that are currently parties to the Bank Credit Facility, have announced that they do not expect to continue providing credit or financial services to private entities that operate correctional and detention facilities, including CoreCivic.  The banks that are currently parties to the Bank Credit Facility are obligated to honor their commitments under the Bank Credit Facility, which expire in April 2023.

Incremental Term Loan A.  Interest rate margins under the Term Loan A are the same as the interest rate margins under the Revolving Credit Facility.  The Term Loan A also has the same collateral requirements, financial and certain other covenants, and cross-default provisions as the Revolving Credit Facility.  The Term Loan A, which is pre-payable without penalty, also has a maturity concurrent with the Revolving Credit Facility due April 2023, with scheduled quarterly principal payments through April 2023.  As of December 31, 2020, the outstanding balance of the Term Loan A was $180.0 million.

Senior Secured Term Loan B.  On December 18, 2019, CoreCivic entered into a new $250.0 million Senior Secured Term Loan B ("Term Loan B" and, together with the Bank Credit Facility, the "Credit Agreements").  The Term Loan B bears interest at a rate of LIBOR plus 4.50%, with a 1.00% LIBOR floor (or, at CoreCivic's option, a base rate plus 3.50%), and has a five-year maturity with scheduled quarterly principal payments through December 2024.  The Term Loan B is secured by a first lien on certain specified real property assets, representing a loan-to-value of no greater than 80%.  CoreCivic can prepay the Term Loan B at any time and from time to time, without premium or penalty. The Term Loan B was issued at a price of 95% of the principal amount of the Term Loan B, resulting in a discount of $12.5 million, which is amortized into interest expense over the term of the Term Loan B.  Proceeds from the issuance of the Term Loan B were used to partially fund the early redemption of $325.0 million in aggregate principal amount of 4.125% senior notes originally due 2020, transaction fees and expenses, and to provide for general corporate purposes.  CoreCivic capitalized approximately $5.1 million of costs associated with the issuance of the Term Loan B.  As of December 31, 2020, the outstanding balance of the Term Loan B was $237.5 million.

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

The 4.625% Senior Notes, the 5.0% Senior Notes, and the 4.75% Senior Notes, collectively referred to herein as the "Senior Notes", are senior unsecured obligations of the Company and are guaranteed by all of the Company's subsidiaries that guarantee the Bank Credit Facility.  CoreCivic may redeem all or part of the Senior Notes at any time prior to three months before their respective maturity date at a "make-whole" redemption price, plus accrued and unpaid interest thereon to, but not including, the redemption date.  Thereafter, the Senior Notes are redeemable at CoreCivic's option, in whole or in part, at a redemption price equal to 100% of the aggregate principal amount of the notes to be redeemed plus accrued and unpaid interest thereon to, but not including, the redemption date.

Non-Recourse Mortgage Notes:

Capital Commerce Center.  As previously discussed in Note 6, on January 19, 2018, CoreCivic acquired the 261,000 square-foot Capital Commerce Center, located in Tallahassee, Florida, for a purchase price of $44.7 million.  The acquisition was partially financed with a $24.5 million non-recourse mortgage note (the "Capital Commerce Note"), which is fully-secured by the Capital Commerce Center property, with an interest rate of 4.5%, maturing in January 2033.  Principal and interest on the Capital Commerce Note are payable in equal monthly payments over the 15-year term of the note. The Capital Commerce Note is pre-payable at any time with a prepayment charge, if any, equal to an amount so as to maintain the same yield on the Capital Commerce Note as if it had been carried through to its full term using Treasury instruments having a term equal to the remaining term of the Capital Commerce Note as of the prepayment date. CoreCivic capitalized approximately $0.4 million of costs associated with the Capital Commerce Note.  As of December 31, 2020, the outstanding balance of the mortgage note was $20.9 million.

Lansing Correctional Facility.  On April 20, 2018, CoreCivic of Kansas, LLC (the "Issuer"), a wholly-owned unrestricted subsidiary of the Company, priced $159.5 million in aggregate principal amount of non-recourse senior secured notes of the Issuer (the "Kansas Notes"), in a private placement pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended.  The private placement closed on June 1, 2018.  The Company used the proceeds of the private placement, which were drawn on quarterly funding dates beginning in the second quarter of 2018, to fund construction of the Lansing Correctional Facility, along with costs and expenses of the project.  The Kansas Notes have a yield to maturity of 4.43% and are scheduled to mature in January 2040, 20 years following completion of the project, which occurred in January 2020. Principal and interest on the Kansas Notes will be payable in quarterly payments beginning in July 2020 until maturity. CoreCivic may redeem all or part of the Kansas Notes at any time upon written notice of not less than 30 days and not more than 60 days prior to the date fixed for such prepayment, with a "make-whole" amount, together with interest on the Kansas Notes accrued to, but not including, the redemption date. CoreCivic capitalized approximately $3.4 million of costs associated with the private placement. Because the Issuer has been designated as an unrestricted subsidiary of the Company under terms of the Company's Credit Agreements, the issuance and service of the Kansas Notes, and the revenues and expenses associated with the facility lease, do not impact the financial covenants associated with the Company's Credit Agreements.  As of December 31, 2020, the outstanding balance of the Kansas Notes was $157.6 million.

SSA-Baltimore.  As previously discussed in Note 6, on August 23, 2018, CoreCivic acquired the 541,000 square-foot SSA-Baltimore office building for a purchase price of $242.0 million.  In connection with the acquisition, a wholly-owned unrestricted subsidiary of the Company assumed $157.3 million of in-place financing that was used to fund the initial construction of the property in 2014.  The assumed non-recourse mortgage note (the "SSA-Baltimore Note") carries a fixed interest rate of 4.5% and requires monthly principal and interest payments, with a balloon payment of $40.0 million due at maturity in February 2034. The SSA-Baltimore Note is fully-secured by the SSA-Baltimore property.  CoreCivic may pre-pay the SSA-Baltimore Note in whole or in part upon not less than 30 days' and not more than 60 days' prior written notice and such pre-payment shall include a "make-whole" amount.  During the last 90 days of the permanent loan term and upon 30 days' prior written notice, CoreCivic may prepay the note in full, including any accrued and outstanding interest on any permanent loan payment date, without the payment of the "make-whole" amount. CoreCivic capitalized approximately $0.2 million of costs associated with the assumption of the SSA-Baltimore Note.  As of December 31, 2020, the outstanding balance of the SSA-Baltimore Note was $144.5 million.

Government Real Estate Solutions. As previously described in Note 6, on January 2, 2020, CoreCivic acquired a portfolio of 28 properties, 24 of which the counter-party contributed to GRES, for total consideration of $83.2 million.  In connection with the acquisition, a wholly-owned subsidiary of GRES assumed $52.2 million of in-place financing.  The assumed non-recourse mortgage notes (collectively the "GRES Note") carried a fixed interest rate of 4.91% and required monthly principal and interest payments, with a balloon payment of $46.2 million due at maturity in November 2025.  The GRES Note continued to be fully-secured by the same 24 properties originally pledged as collateral at the time the debt was issued.  On December 23, 2020, we completed the sale of 42 non-core government-leased properties, including the 24 properties originally pledged as collateral at the time the GRES Note was issued, in a single transaction to a third party for an aggregate price of $106.5 million, generating net proceeds of $27.8 million after the repayment of the GRES Note and other transaction-related costs. In connection with the sale, we incurred a debt defeasance cost of $10.5 million associated with the prepayment of the GRES Note.

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

As of December 31, 2020, neither CoreCivic nor any of its subsidiary guarantors had any material or significant restrictions on CoreCivic's ability to obtain funds from its subsidiaries by dividend or loan or to transfer assets from such subsidiaries.

The indentures governing the Senior Notes contain certain customary covenants that, subject to certain exceptions and qualifications, restrict CoreCivic's ability to, among other things, make restricted payments; incur additional debt or issue certain types of preferred stock; create or permit to exist certain liens; consolidate, merge or transfer all or substantially all of CoreCivic's assets; and enter into transactions with affiliates.  In addition, if CoreCivic sells certain assets (and generally does not use the proceeds of such sales for certain specified purposes) or experiences specific kinds of changes in control, CoreCivic must offer to repurchase all or a portion of the Senior Notes.  The offer price for the Senior Notes in connection with an asset sale would be equal to 100% of the aggregate principal amount of the notes repurchased plus accrued and unpaid interest and liquidated damages, if any, on the notes repurchased to the date of purchase.  The offer price for the Senior Notes in connection with a change in control would be 101% of the aggregate principal amount of the notes repurchased plus accrued and unpaid interest and liquidated damages, if any, on the notes repurchased to the date of purchase.  The Senior Notes are also subject to certain cross-default provisions with the terms of CoreCivic's Bank Credit Facility, as well as the credit agreement governing the Term Loan B.

Other Debt Transactions

Letters of Credit.  At December 31, 2020 and 2019, CoreCivic had $14.8 million and $22.3 million, respectively, in outstanding letters of credit.  The letters of credit were issued to secure CoreCivic's workers' compensation and general liability insurance policies, performance bonds, and utility deposits.

Debt Maturities

Scheduled principal payments as of December 31, 2020 for the next five years and thereafter were as follows (in thousands):

2021	$39,087
2022	292,981
2023	758,110
2024	194,937
2025	14,556
Thereafter	509,846
Total debt	$1,809,517

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

If CoreCivic were to be in default under the Credit Agreements, and if the lenders under the Credit Agreements elected to exercise their rights to accelerate CoreCivic's obligations under the Credit Agreements, such events could result in the acceleration of all or a portion of CoreCivic's Senior Notes, which would have a material impact on CoreCivic's liquidity and financial position.  CoreCivic does not have sufficient working capital to satisfy its debt obligations in the event of an acceleration of all or a substantial portion of CoreCivic's outstanding indebtedness.

12.	DEFERRED REVENUE

In September 2014, CoreCivic announced that it had agreed under an expansion of an existing IGSA between the city of Eloy, Arizona and ICE to care for up to 2,400 individuals at the South Texas Family Residential Center, a facility leased by CoreCivic in Dilley, Texas.  In September 2018, the city of Dilley, Texas assumed the amended IGSA with ICE.  Services provided under the original amended IGSA commenced in the fourth quarter of 2014 and had an original term of up to four years. The agreement provided for a fixed monthly payment in accordance with a graduated schedule.  In October 2016, CoreCivic entered into an amended IGSA that provided for a new, lower fixed monthly payment commencing in November 2016, and extended the term of the contract through September 2021.  In September 2020, the term of the amended IGSA was extended from September 2021 to September 2026.  The agreement can be further extended by bi-lateral modification. ICE's termination rights, which permit ICE to terminate the agreement for convenience or non-appropriation of funds, without penalty, by providing CoreCivic with at least a 60-day notice, were unchanged under the extension. ICE began housing the first residents at the facility in December 2014, and the site was completed during the second quarter of 2015.

Under the fixed monthly payment schedule of the original amended IGSA, ICE agreed to pay CoreCivic $70.0 million in two $35.0 million installments during the fourth quarter of 2014 and graduated fixed monthly payments over the remaining months of the contract. As a result of extending the amortization period for the deferred revenue associated with the 2020 amended IGSA over the extended term of the agreement, CoreCivic's non-cash revenue associated with the amended IGSA decreased by approximately $2.7 million per quarter, from $3.4 million to $0.7 million, effective beginning in the fourth quarter of 2020. During the years ended December 31, 2020, 2019, and 2018, CoreCivic recognized $167.7 million, $170.6 million, and $170.6 million, respectively, in revenue associated with the amended IGSA with the unrecognized balance of the fixed monthly payments reported in deferred revenue.  The current portion of deferred revenue is reflected within accounts payable and accrued expenses while the long-term portion is reflected in deferred revenue on the accompanying consolidated balance sheets.  As of December 31, 2020 and 2019, total deferred revenue associated with this agreement amounted to $15.2 million and $26.1 million, respectively.
13.	INCOME TAXES

As discussed in Note 1, the Company has operated in compliance with REIT requirements for federal income tax purposes from January 1, 2013 through December 31, 2020.  During the years the Company elected REIT status, the Company was required to distribute at least 90 percent of its taxable income (including dividends paid to it by its TRSs) and did not pay federal income taxes on the amount distributed to its stockholders.  In addition, the Company was required to meet a number of other organizational and operational requirements, which the Company continued to meet through the year ending December 31, 2020.  Most states where CoreCivic holds investments in real estate conform to the federal rules recognizing REITs. Certain subsidiaries have made an election with the Company to be treated as TRSs in conjunction with the Company's REIT election; the TRS elections permit CoreCivic to engage in certain business activities in which the REIT may not engage directly. A TRS is subject to federal and state income taxes on the income from these activities and therefore, CoreCivic has included a provision for taxes in its consolidated financial statements.

The TCJA was enacted on December 22, 2017.  The TCJA reduced the U.S. federal corporate tax rate from 35% to 21%, required companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred, and created new taxes on certain foreign-sourced earnings.  However, the TCJA did not change the dividends paid deduction applicable to REITs and, therefore, CoreCivic generally was not subject to federal income taxes on the Company's REIT taxable income and gains that it distributed to its stockholders.  In the fourth quarter of 2017, the Company recorded, in accordance with ASC 740, the tax effects of enactment of the TCJA on existing deferred tax balances and there was no one-time transition tax on foreign earnings.  The Company re-measured certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 21%. In the fourth quarter of 2017, the Company recognized a charge of $4.5 million, which was included as a component of income tax expense, for the revaluation of deferred tax assets and liabilities and other taxes associated with the TCJA. CoreCivic applied the guidance in the SEC Staff Accounting Bulletin 118, "Income Tax Accounting Implications of the Tax Cuts and Jobs Act" when accounting for the enactment-date effects of the TCJA in 2017 and throughout 2018. During the third quarter of 2018, the Company completed its accounting for the TCJA and revised its estimates of the revaluation of deferred tax assets and liabilities resulting in the recognition of an additional charge of $1.0 million, which was also included as a component of income tax expense.

Income tax expense (benefit) is comprised of the following components (in thousands):

	For the Years Ended December 31,
	2020	2019	2018
Current income tax expense (benefit)
Federal	$(1,928)	$5,324	$10,481
State	1,369	3,677	2,308
	(559)	9,001	12,789
Deferred income tax expense (benefit)
Federal	3,878	(489)	(3,422)
State	1,067	(673)	(1,014)
	4,945	(1,162)	(4,436)
Income tax expense	$4,386	$7,839	$8,353

Income tax expense during 2020 included $3.1 million, recorded in the first quarter of 2020, that had been deferred during the construction period of the Lansing Correctional Facility, which was owned by a TRS of the Company until it converted to a qualified REIT subsidiary ("QRS") upon completion of construction in the first quarter of 2020.  Because ownership of this facility reverts to the state of Kansas upon expiration of the twenty-year lease, the construction and subsequent lease of the facility to the State was a deemed sale for federal and state income tax purposes.  The gain on sale was reported as a deferred tax asset based on the percentage of completion method over the construction period.  This deferred tax asset was revalued to zero upon conversion of the TRS to a QRS.

Significant components of CoreCivic's deferred tax assets and liabilities as of December 31, 2020 and 2019, are as follows (in thousands):

	December 31,
	2020	2019
Noncurrent deferred tax assets:
Asset reserves and liabilities not yet deductible for tax	$21,482	$28,247
Tax over book basis of certain assets	1,001	1,451
Net operating loss and tax credit carryforwards	3,782	5,130
Intangible contract value	699	262
Other	68	103
Total noncurrent deferred tax assets	27,032	35,193
Less valuation allowance	(848)	(3,865)
Total noncurrent deferred tax assets	26,184	31,328
Noncurrent deferred tax liabilities:
Book over tax basis of certain assets	(11,305)	(11,478)
Intangible value	(2,149)	(2,264)
Other	(1,617)	(1,528)
Total noncurrent deferred tax liabilities	(15,071)	(15,270)
Net total noncurrent deferred tax assets	$11,113	$16,058

A reconciliation of the income tax provision at the statutory income tax rate and the effective tax rate as a percentage of income from continuing operations before income taxes for the years ended December 31, 2020, 2019, and 2018 is as follows:

	2020	2019	2018
Statutory federal rate	21.0%	21.0%	21.0%
Dividends paid deduction	(24.9)	(18.9)	(18.6)
State taxes, net of federal tax benefit	1.9	1.2	1.0
Permanent differences	2.2	1.2	1.0
Charges associated with adoption of tax reform	—	—	0.6
Deferred tax expense on Kansas lease structure	5.2	—	—
Tax benefit of equity-based compensation	1.1	0.1	0.5
Other items, net	0.8	(0.6)	(0.5)
	7.3%	4.0%	5.0%

CoreCivic's effective tax rate was 7.3%, 4.0%, and 5.0% during 2020, 2019, and 2018, respectively.  During the years the Company elected REIT status, CoreCivic was entitled to a deduction for dividends paid, resulting in a substantial reduction in the amount of federal income tax expense it recognizes.  Substantially all of CoreCivic's income tax expense during the years the Company elected REIT status was incurred based on the earnings generated by its TRSs.

On March 27, 2020, President Trump signed into law the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”). The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferral of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. The accelerated depreciation methods for qualified improvement property significantly reduced the Company's taxable income and, therefore, its distribution requirement as a REIT for 2020.  Additionally, as of December 31, 2020, the Company has deferred payment of $29.6 million of employer-side social security payments. Half of these deferrals will be due December 31, 2021, with the other half due December 31, 2022.

On August 5, 2020, the Company announced that the BOD unanimously approved a plan to revoke its REIT election and become a taxable C Corporation, effective January 1, 2021.  As a result, the Company will no longer be required to operate under REIT rules, including the requirement to distribute at least 90% of its taxable income to its stockholders, which will provide the Company with greater flexibility to use its free cash flow.  Beginning January 1, 2021, the Company will be subject to federal and state income taxes on its taxable income at applicable tax rates, and will no longer be entitled to a tax deduction for dividends paid. The revocation of the Company's REIT election will also result in a revaluation of its net deferred tax liabilities, resulting in a material income tax charge in the period the Company has completed all significant actions necessary to revoke its REIT election, currently expected to occur in the first quarter of 2021.  The Company currently estimates the charge to be $100.0 million to $135.0 million. The Company continued to operate as a REIT for the 2020 tax year, and existing REIT requirements and limitations, including those established by the Company’s organizational documents, remained in place until January 1, 2021.

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

CoreCivic had no liabilities for uncertain tax positions as of December 31, 2020 and 2019. CoreCivic recognizes interest and penalties related to unrecognized tax positions in income tax expense. CoreCivic does not currently anticipate that the total amount of unrecognized tax positions will significantly change in the next twelve months.

CoreCivic's U.S. federal income tax returns for tax years 2017 through 2019 remain subject to examination by the IRS.  All states in which CoreCivic files income tax returns follow the same statute of limitations as the federal government, with the exception of the following states whose open tax years include 2016 through 2019: Arizona, California, Colorado, Kentucky, Minnesota, New Jersey, Texas, and Wisconsin.

In October 2019, the Company received notification that the Internal Revenue Service ("IRS") intended to commence an audit of the federal income tax return of the Company's REIT for the year ended December 31, 2017.  The IRS also conducted audit procedures related to the Company's TRSs for the same year. The Company received notice in January 2021 that the audit was complete with no material findings.
14.	STOCKHOLDERS' EQUITY

Dividends on Common Stock

The tax characterization of dividends per share on common shares as reported to stockholders was as follows for the years ended December 31, 2020, 2019, and 2018:

			Ordinary		Return of	Total
Declaration Date	Record Date	Payable Date	Income		Capital	Per Share
February 22, 2018	April 2, 2018	April 16, 2018	0.396671	(1)	0.033329	$0.43
May 11, 2018	July 2, 2018	July 16, 2018	0.396671	(1)	0.033329	$0.43
August 16, 2018	October 1, 2018	October 15, 2018	0.396671	(1)	0.033329	$0.43
December 13, 2018	January 2, 2019	January 15, 2019	0.374927	(2)	0.055073	$0.43
February 21, 2019	April 1, 2019	April 15, 2019	0.383646	(3)	0.056354	$0.44
May 16, 2019	July 1, 2019	July 16, 2019	0.383646	(3)	0.056354	$0.44
August 15, 2019	October 1, 2019	October 15, 2019	0.383646	(3)	0.056354	$0.44
December 12, 2019	January 6, 2020	January 15, 2020	0.440000	(4)	—	$0.44
February 20, 2020	April 1, 2020	April 15, 2020	0.440000	(4)	—	$0.44

(1) $0.053074 of this amount constitutes a "Qualified Dividend", as defined by the IRS.

(2) $0.041413 of this amount constitutes a "Qualified Dividend", as defined by the IRS.

(3) $0.042774 of this amount constitutes a "Qualified Dividend", as defined by the IRS.

(4) $0.040745 of this amount constitutes a "Qualified Dividend", as defined by the IRS.

As further discussed in Note 1, the Company announced on June 17, 2020 that the BOD suspended the Company's quarterly dividend while it evaluated corporate structure and capital allocation alternatives.  On August 5, 2020, the BOD voted unanimously to approve a plan to revoke the Company’s REIT election and become a taxable C Corporation, effective January 1, 2021; the BOD also voted unanimously to discontinue the quarterly dividend and prioritize allocating the Company's free cash flow to reduce debt levels.  Future dividends will depend on CoreCivic's future cash flows and earnings, capital requirements, financial condition, limitations under debt covenants, opportunities for alternative uses of capital, and on such other factors as the BOD of CoreCivic may consider relevant.

Common Stock

Restricted shares.  During 2020, CoreCivic issued approximately 1.2 million RSUs to certain of its employees and non-employee directors, with an aggregate value of $20.9 million, including 1.1 million RSUs to employees and non-employee directors whose compensation is charged to general and administrative expense and 0.1 million RSUs to employees whose compensation is charged to operating expense.  During 2019, CoreCivic issued approximately 0.9 million RSUs to certain of its employees and non-employee directors, with an aggregate value of $20.1 million, including 0.8 million RSUs to employees and non-employee directors whose compensation is charged to general and administrative expense and 0.1 million RSUs to employees whose compensation is charged to operating expense.

Since 2015, CoreCivic has established performance-based vesting conditions on the RSUs awarded to its officers and executive officers that, unless earlier vested under the terms of the agreements, were subject to vesting over a three-year period based upon the satisfaction of certain annual performance criteria, and no more than one-third of the RSUs could vest in any one performance period.  The RSUs awarded to officers and executive officers in 2019 and 2020 consist of a combination of awards with performance-based conditions and time-based conditions.  Unless earlier vested under the terms of the RSU agreements, the RSUs with time-based vesting conditions vest evenly generally on the first, second, and third anniversary of the award. The RSUs with performance-based vesting conditions are divided into one-third increments, each of which is subject to vesting based upon satisfaction of certain annual performance criteria established at the beginning of the fiscal years ending December 31, 2019, 2020, and 2021 for the 2019 awards, and December 31, 2020, 2021, and 2022 for the 2020 awards, and which can be increased by up to 150% or decreased to 0% based on performance relative to the annual performance criteria, and further increased or decreased using a modifier of 80% to 120% based on CoreCivic's total shareholder return relative to a peer group.  Based on performance achieved for 2020, the RSUs subject to performance-based vesting criteria were decreased by 47.9%, and were further reduced to the 80% modifier based on CoreCivic's total shareholder return relative to the peer group. Because the performance criteria for the fiscal years ending December 31, 2021 and 2022 have not yet been established, the values of the third RSU increment of the 2019 awards and of the second and third increments of the 2020 awards for financial reporting purposes will not be determined until such criteria are established.  Time-based RSUs issued to other employees, unless earlier vested under the terms of the agreements, generally vest equally on the first, second, and third anniversary of the award.  RSUs issued to non-employee directors vest one year from the date of award.

Nonvested RSU transactions as of December 31, 2020 and for the year then ended are summarized below (in thousands, except per share amounts).

	Shares of RSUs	Weighted average grant date fair value
Nonvested at December 31, 2019	1,562	$22.52
Granted	1,245	$16.80
Cancelled	(47)	$19.42
Vested	(739)	$23.55
Nonvested at December 31, 2020	2,021	$18.40

During 2020, 2019, and 2018, CoreCivic expensed $17.3 million ($1.7 million of which was recorded in operating expenses and $15.6 million of which was recorded in general and administrative expenses), $17.3 million ($1.8 million of which was recorded in operating expenses and $15.5 million of which was recorded in general and administrative expenses), and $13.1 million ($1.8 million of which was recorded in operating expenses and $11.3 million of which was recorded in general and administrative expenses), net of forfeitures, relating to RSUs, respectively. As of December 31, 2020, CoreCivic had $15.0 million of total unrecognized compensation cost related to RSUs that is expected to be recognized over a remaining weighted-average period of 1.7 years.  The total fair value of RSUs that vested during 2020, 2019, and 2018 was $17.4 million, $13.4 million, and $15.3 million, respectively.

On August 28, 2018, CoreCivic entered into an Amended and Restated ATM Equity Offering Sales Agreement, or ATM Agreement, with multiple sales agents, pursuant to which the Company may offer and sell to or through the agents, from time to time, shares of the Company's common stock, par value $0.01 per share, having an aggregate gross sales price of up to $200.0 million. Sales, if any, of the Company's shares of common stock will be made primarily in “at-the-market” offerings, as defined in Rule 415 under the Securities Act of 1933, as amended. The shares of common stock will be offered and sold pursuant to CoreCivic's registration statement on Form S-3 and a related prospectus supplement, both filed with the SEC on August 28, 2018.  CoreCivic intends to use substantially all of the net proceeds from any sale of shares of the Company's common stock to repay outstanding borrowings or for working capital and other general corporate purposes, which may include investments.  There were no shares of the Company's common stock sold under the ATM Agreement during 2018, 2019 and 2020.

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

Stock Option Plans

CoreCivic has equity incentive plans under which, among other things, incentive and non-qualified stock options are granted to certain employees and non-employee directors of CoreCivic by the compensation committee of CoreCivic's BOD.  The options are granted with exercise prices equal to the fair market value on the date of grant.  Vesting periods for options granted to employees generally range from three to four years.  Options granted to non-employee directors vest on a date approximately following the first anniversary of the grant date. The term of such options is ten years from the date of grant.

Since 2012, CoreCivic has elected not to issue stock options to its non-employee directors, officers, and executive officers as it had in prior years, and instead elected to issue all of its equity compensation in the form of RSUs as previously described herein. All outstanding stock options were fully vested as of December 31, 2016.

Stock option transactions relating to CoreCivic's non-qualified stock option plans are summarized below (in thousands, except exercise prices):

	No. of options	Weighted- Average Exercise Price of options	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2019	644	$20.91
Granted	—	—
Exercised	—	—
Cancelled	(172)	17.58
Outstanding at December 31, 2020	472	$22.13	0.9	$—
Exercisable at December 31, 2020	472	$22.13	0.9	$—

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between CoreCivic's stock price as of December 31, 2020 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2020. This amount changes based on the fair market value of CoreCivic's stock. The total intrinsic value of options exercised during the years ended December 31, 2019 and 2018 was $0.5 million and $1.3 million, respectively.  There were no options exercised during 2020.

At CoreCivic's 2020 annual meeting of stockholders held in May 2020, CoreCivic's stockholders approved the CoreCivic, Inc. 2020 Stock incentive Plan that authorized the issuance of new awards to an aggregate of up to 4.7 million shares. As of December 31, 2020, CoreCivic had 4.7 million shares available for issuance under the 2020 Stock Incentive Plan.
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

A reconciliation of the numerator and denominator of the basic earnings per share computation to the numerator and denominator of the diluted earnings per share computation is as follows (in thousands, except per share data):

	For the Years Ended December 31,
	2020	2019	2018
NUMERATOR
Basic:
Net income attributable to common stockholders	$54,157	$188,886	$159,207
Diluted:
Net income attributable to common stockholders	$54,157	$188,886	$159,207
Net income attributable to non-controlling interest	1,181	—	—
Diluted net income attributable to common stockholders	$55,338	$188,886	$159,207
DENOMINATOR
Basic:
Weighted average common shares outstanding	119,559	119,028	118,544
Diluted:
Weighted average common shares outstanding	119,559	119,028	118,544
Effect of dilutive securities:
Stock options	—	22	111
Restricted stock-based awards	28	114	61
Non-controlling interest - Operating Partnership Units	1,342	—	—
Weighted average shares and assumed conversions	120,929	119,164	118,716
BASIC EARNINGS PER SHARE	$0.45	$1.59	$1.34
DILUTED EARNINGS PER SHARE	$0.45	$1.59	$1.34

Approximately 502,000, 486,000, and 317,000 stock options were excluded from the computations of diluted earnings per share for the years ended December 31, 2020, 2019, and 2018, respectively, because they were anti-dilutive.
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

Based upon management's review of the potential claims and outstanding litigation, and based upon management's experience and history of estimating losses, and taking into consideration CoreCivic's self-insured retention amounts, management believes a loss in excess of amounts already recognized would not be material to CoreCivic's financial statements.  Adversarial proceedings and litigation are, however, subject to inherent uncertainties, and unfavorable decisions and rulings resulting from legal proceedings could occur which could have a material impact on CoreCivic's consolidated financial position, results of operations, or cash flows for the period in which such decisions or rulings occur, or future periods.  Expenses associated with legal proceedings may also fluctuate from quarter to quarter based on changes in CoreCivic's assumptions, new developments, or by the effectiveness of CoreCivic's litigation and settlement strategies.

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

ICE Detainee Labor and Related Matters.

On May 31, 2017, two former ICE detainees, who were detained at the Company's Otay Mesa Detention Center (“OMDC”) in San Diego, California, filed a class action lawsuit against the Company in the United States District Court for the Southern District of California. The complaint alleged that the Company forces detainees to perform labor under threat of punishment in violation of state and federal anti-trafficking laws and that OMDC’s Voluntary Work Program (“VWP”) violates state labor laws including state minimum wage law. ICE requires that CoreCivic offer and operate the VWP in conformance with ICE standards and ICE prescribes the minimum rate of pay for VWP participants. The Plaintiffs seek compensatory damages, exemplary damages, restitution, penalties, and interest as well as declaratory and injunctive relief on behalf of former and current detainees. On April 1, 2020, the district court certified a nationwide anti-trafficking claims class of former and current detainees at all CoreCivic ICE detention facilities. It also certified a state law class of former and current detainees at the Company’s ICE detention facilities in California. The court did not certify any claims for injunctive or declaratory relief. Since this case was initially filed, four similar lawsuits have been filed in other courts in California, Texas, Maryland and Georgia. The Company disputes these allegations and intends to take all necessary steps to vigorously defend itself against all claims.

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

Retirement Plan

All employees of CoreCivic are eligible to participate in the CoreCivic 401(k) Savings and Retirement Plan (the "Plan") upon reaching age 18 and completing six months of qualified service.  Eligible employees may contribute up to 90% of their eligible compensation, subject to IRS limitations.  For the years ended December 31, 2020, 2019, and 2018, CoreCivic provided a discretionary matching contribution equal to 100% of the employee's contributions up to 5% of the employee's eligible compensation to employees with at least 500 hours of employment in the plan year. Employer matching contributions paid into the Plan each pay period vest immediately pursuant to safe harbor provisions adopted by the Plan. During 2020, 2019, and 2018, CoreCivic's discretionary contributions to the Plan were $15.0 million, $14.2 million, and $13.2 million, respectively.

Deferred Compensation Plans

CoreCivic provides two non-qualified deferred compensation plans (the "Deferred Compensation Plans") for non-employee directors and for certain senior executives.  The Deferred Compensation Plans are unfunded plans maintained for the purpose of providing CoreCivic's directors and certain of its senior executives the opportunity to defer a portion of their compensation.  Under the terms of the Deferred Compensation Plans, certain senior executives may elect to contribute on a pre-tax basis up to 50% of their base salary and up to 100% of their cash bonus, and non-employee directors may elect to contribute on a pre-tax basis up to 100% of their director retainer and meeting fees.  During the years ended December 31, 2020, 2019, and 2018, CoreCivic matched 100% of employee contributions up to 5% of total cash compensation.  CoreCivic also contributes a fixed rate of return on balances in the Deferred Compensation Plans, determined at the beginning of each plan year.  Matching contributions and investment earnings thereon become vested 20% after two years of service, 40% after three years of service, 80% after four years of service, and 100% after five or more years of service.  Distributions are generally payable no earlier than five years subsequent to the date an individual becomes a participant in the Plan, or upon termination of employment (or the date a director ceases to serve as a director of CoreCivic), at the election of the participant.  Distributions to senior executives must commence on or before the later of 60 days after the participant's separation from service or the fifteenth day of the month following the month the individual attains age 65.

During 2020, 2019, and 2018, CoreCivic provided a fixed return of 5.0% in each year to participants in the Deferred Compensation Plans.  CoreCivic has purchased life insurance policies on the lives of certain employees of CoreCivic, which are intended to fund distributions from the Deferred Compensation Plans.  CoreCivic is the sole beneficiary of such policies.  At the inception of the Deferred Compensation Plans, CoreCivic established an irrevocable Rabbi Trust to secure the plans' obligations.  However, assets in the Deferred Compensation Plans are subject to creditor claims in the event of bankruptcy.  During 2020, 2019, and 2018, CoreCivic recorded $0.3 million, $0.2 million, and $0.3 million, respectively, of matching contributions as general and administrative expense associated with the Deferred Compensation Plans.  Assets in the Rabbi Trust were $14.9 million and $14.4 million as of December 31, 2020 and 2019, respectively, and were reflected in other assets on the accompanying consolidated balance sheets. As of December 31, 2020 and 2019, CoreCivic's liability related to the Deferred Compensation Plans was $12.5 million and $12.9 million, respectively, which was reflected in accounts payable and accrued expenses and other liabilities on the accompanying consolidated balance sheets.

Employment and Severance Agreements

CoreCivic currently has employment agreements with several of its executive officers, which provide for the payment of certain severance amounts upon termination of employment under certain circumstances or a change of control, as defined in the agreements.
17.	SEGMENT REPORTING

As of December 31, 2020, CoreCivic operated 47 correctional and detention facilities, 42 of which the Company owned.  In addition, CoreCivic owned and operated 27 residential reentry centers and owned 15 properties for lease to third parties.  Management views CoreCivic's operating results in three operating segments, CoreCivic Safety, CoreCivic Community, and CoreCivic Properties.  CoreCivic Safety includes the operating results of those correctional and detention facilities placed into service that were owned, or controlled via a long-term lease, and managed by CoreCivic, as well as those correctional and detention facilities owned by a third party and managed by CoreCivic.  CoreCivic Safety also includes the operating results of TransCor America, LLC, a subsidiary of the Company that provides transportation services to governmental agencies.  CoreCivic Community includes the operating results of those residential reentry centers placed into service that were owned, or controlled via a long-term lease, and managed by CoreCivic.  CoreCivic Community also includes the operating results of the Company's electronic monitoring and case management services. CoreCivic Properties includes the operating results of those properties leased to third parties.  The operating performance of the three segments can be measured based on their net operating income.  CoreCivic defines facility net operating income as a facility's revenues less operating expenses.

The revenue and net operating income for each of the three segments and a reconciliation to CoreCivic's operating income is as follows for the three years ended December 31, 2020, 2019, and 2018 (in thousands):

	For the Years Ended December 31,
	2020	2019	2018
Revenue:
Safety	$1,706,232	$1,779,958	$1,675,998
Community	105,990	123,265	101,841
Properties	93,098	77,307	57,899
Total segment revenue	1,905,320	1,980,530	1,835,738
Operating expenses:
Safety	1,288,938	1,304,121	1,222,418
Community	88,903	95,159	76,898
Properties	28,128	22,803	15,420
Total segment operating expenses	1,405,969	1,422,083	1,314,736
Facility net operating income:
Safety	417,294	475,837	453,580
Community	17,087	28,106	24,943
Properties	64,970	54,504	42,479
Total facility net operating income	499,351	558,447	521,002
Other revenue (expense):
Other revenue	165	159	28
Other operating expense	(407)	(686)	(514)
General and administrative	(124,338)	(127,078)	(106,865)
Depreciation and amortization	(150,861)	(144,572)	(156,501)
Contingent consideration for acquisition of businesses	(620)	—	(6,085)
Asset impairments	(60,628)	(4,706)	(1,580)
Operating income	$162,662	$281,564	$249,485

The following table summarizes capital expenditures including accrued amounts for the years ended December 31, 2020, 2019, and 2018 (in thousands):

	For the Years Ended December 31,
	2020	2019	2018
Capital expenditures:
Safety	$42,577	$77,662	$94,559
Community	2,548	5,859	15,689
Properties	107,487	95,109	365,628
Corporate and other	6,877	12,111	11,260
Total capital expenditures	$159,489	$190,741	$487,136

The total assets are as follows (in thousands):

	December 31,
	2020	2019
Assets:
Safety	$2,589,622	$2,606,127
Community	234,475	275,882
Properties	676,374	682,249
Corporate and other	208,844	227,373
Total assets	$3,709,315	$3,791,631

18.	SUBSEQUENT EVENTS

During February 2021, CoreCivic issued approximately 2.0 million RSUs to certain of CoreCivic's employees and non-employee directors, with an aggregate value of $15.4 million.  Unless earlier vested under the terms of the RSU agreement, approximately 1.0 million RSUs were issued to officers and executive officers which vest evenly on the first, second, and third anniversary of the award.  CoreCivic expects to issue additional RSUs before the end of the second quarter of 2021, which will be subject to vesting over a three-year period based upon satisfaction of certain annual performance criteria for the fiscal years ending December 31, 2021, 2022, and 2023, and which can be increased or decreased based on performance relative to the annual performance criteria, and further increased or decreased based on total shareholder return relative to a peer group.  Approximately 0.8 million RSUs issued to other employees vest evenly on the first, second, and third anniversary of the award.  Approximately 0.2 million RSUs issued to non-employee directors vest on the first anniversary of the award. Any RSUs that become vested will be settled in shares of CoreCivic's common stock.

CORECIVIC, INC. AND SUBSIDIARIES

SCHEDULE III - REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2020

(in thousands)

		Initial Cost to Company			Gross Amount at Which Carried at Close of Period
Description	Location	Land	Buildings and Improvements	Cost Capitalized Subsequent to Acquisition	Land and Land Improvements	Buildings and Leasehold Improvements	Total (A)		Accumulated Depreciation (B)	Date Constructed/ Acquired
Adams County Correctional Center	Adams County, Mississippi	$874	$119,565	$3,827	$1,092	$123,174	$124,266		$(30,364)	2008
Adams Transitional Center	Denver, Colorado	6,090	853	340	6,090	1,193	7,283		(134)	2017
Arapahoe Community Treatment Center	Englewood, Colorado	3,760	1,239	709	3,760	1,948	5,708		(260)	2017
Augusta Transitional Center	Augusta, Georgia	1,281	2,674	80	1,281	2,754	4,035		(238)	2017
Austin Residential Reentry Center	Del Valle, Texas	4,190	1,058	371	4,201	1,418	5,619		(370)	2015
Austin Transitional Center	Del Valle, Texas	19,488	4,607	983	19,500	5,578	25,078		(1,238)	2015
Bent County Correctional Facility	Las Animas, Colorado	550	13,115	68,425	1,587	80,503	82,090		(29,674)	1992
Bridgeport Pre-Parole Transfer Facility	Bridgeport, Texas	70	291	—	70	—	70	(E)	-	1995
Broad Street Residential Reentry Center	Philadelphia, Pennsylvania	663	2,700	197	663	2,897	3,560		(426)	2015
CAI Boston Avenue	San Diego, California	800	11,440	1,244	845	12,639	13,484		(3,251)	2013
California City Correctional Center	California City, California	1,785	125,337	15,581	2,409	140,294	142,703		(58,301)	1999
Capital Commerce Center (C)	Tallahassee, Florida	2,255	38,362	636	2,262	38,991	41,253		(2,891)	2018
Centennial Community Transition Center	Englewood, Colorado	4,905	1,256	390	5,021	1,530	6,551		(284)	2016
Central Arizona Florence Correctional Complex	Florence, Arizona	1,298	133,531	51,793	4,395	182,227	186,622		(81,229)	1994/1999
Cheyenne Transitional Center	Cheyenne, Wyoming	5,567	2,092	874	5,567	2,966	8,533		(635)	2015

CORECIVIC, INC. AND SUBSIDIARIES

SCHEDULE III - REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2020

(in thousands)

		Initial Cost to Company			Gross Amount at Which Carried at Close of Period
Description	Location	Land	Buildings and Improvements	Cost Capitalized Subsequent to Acquisition	Land and Land Improvements	Buildings and Leasehold Improvements	Total (A)	Accumulated Depreciation (B)	Date Constructed/ Acquired
Cibola County Corrections Center	Milan, New Mexico	444	16,215	33,148	1,368	48,439	49,807	(22,763)	1994
Cimarron Correctional Facility	Cushing, Oklahoma	250	71,303	46,023	776	116,800	117,576	(44,872)	1997
Coffee Correctional Facility (D)	Nicholls, Georgia	—	—	—	—	—	—	—	1998
Columbine Facility	Denver, Colorado	1,414	488	230	1,438	694	2,132	(148)	2016
Commerce Transitional Center	Commerce City, Colorado	5,166	1,758	235	5,166	1,993	7,159	(225)	2017
Corpus Christi Transitional Center	Corpus Christi, Texas	—	1,886	530	5	2,411	2,416	(1,257)	2015
Crossroads Correctional Center	Shelby, Montana	413	33,196	44,128	1,614	76,123	77,737	(43,477)	1999
Crowley County Correctional Facility	Olney Springs, Colorado	211	46,845	31,191	2,680	75,567	78,247	(29,512)	2003
Dahlia Facility	Denver, Colorado	6,788	727	292	6,835	972	7,807	(211)	2016
Dallas Transitional Center	Hutchins, Texas	—	3,852	1,732	1	5,583	5,584	(1,658)	2015
Davis Correctional Facility	Holdenville, Oklahoma	250	66,701	42,551	1,209	108,293	109,502	(41,793)	1996
Diamondback Correctional Facility	Watonga, Oklahoma	208	41,677	26,053	1,361	66,577	67,938	(29,591)	1998
Eden Detention Center	Eden, Texas	925	27,645	34,926	5,552	57,944	63,496	(27,355)	1995
El Paso Multi-Use Facility	El Paso, Texas	14,936	4,536	1,607	14,965	6,114	21,079	(1,324)	2015
El Paso Transitional Center	El Paso, Texas	10,325	4,198	842	10,389	4,976	15,365	(1,075)	2015
Eloy Detention Center	Eloy, Arizona	498	33,308	18,148	2,296	49,658	51,954	(25,657)	1995

CORECIVIC, INC. AND SUBSIDIARIES

SCHEDULE III - REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2020

(in thousands)

		Initial Cost to Company			Gross Amount at Which Carried at Close of Period
Description	Location	Land	Buildings and Improvements	Cost Capitalized Subsequent to Acquisition	Land and Land Improvements	Buildings and Leasehold Improvements	Total (A)	Accumulated Depreciation (B)	Date Constructed/ Acquired
Fort Worth Transitional Center	Fort Worth, Texas	3,251	334	301	3,266	620	3,886	(576)	2015
Fox Facility and Training Center	Denver, Colorado	3,038	1,203	727	3,180	1,788	4,968	(379)	2016
Houston Processing Center	Houston, Texas	2,250	53,373	41,100	3,587	93,136	96,723	(42,273)	1984
Huerfano County Correctional Center	Walsenburg, Colorado	124	26,358	5,053	1,116	30,419	31,535	(15,640)	1997
James River Residential Center	Newport News, Virginia	800	501	24	804	521	1,325	(14)	2019
Jenkins Correctional Center (D)	Millen, Georgia	—	—	—	—	—	—	—	2012
Kit Carson Correctional Center	Burlington, Colorado	432	35,978	44,462	1,051	79,821	80,872	(28,115)	1998
La Palma Correctional Center	Eloy, Arizona	283	183,155	13,895	486	196,847	197,333	(53,313)	2008
Lake Erie Correctional Institution	Conneaut, Ohio	2,871	69,779	6,376	4,031	74,995	79,026	(15,528)	2011
Laredo Processing Center	Laredo, Texas	788	26,737	3,657	986	30,196	31,182	(13,988)	1985
Leavenworth Detention Center	Leavenworth, Kansas	130	44,970	45,397	765	89,732	90,497	(34,899)	1992
Lee Adjustment Center	Beattyville, Kentucky	500	515	18,349	1,277	18,087	19,364	(9,083)	1998
Leo Chesney Correctional Center	Live Oak, California	250	4,774	1,622	265	6,381	6,646	(3,573)	1989
Long Beach Community Corrections Center	Long Beach, California	5,038	2,413	—	5,038	2,413	7,451	(277)	2016

CORECIVIC, INC. AND SUBSIDIARIES

SCHEDULE III - REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2020

(in thousands)

		Initial Cost to Company			Gross Amount at Which Carried at Close of Period
Description	Location	Land	Buildings and Improvements	Cost Capitalized Subsequent to Acquisition	Land and Land Improvements	Buildings and Leasehold Improvements	Total (A)		Accumulated Depreciation (B)	Date Constructed/ Acquired
Longmont Community Treatment Center	Longmont, Colorado	3,364	582	125	3,363	708	4,071		(130)	2016
Marion Adjustment Center	St. Mary, Kentucky	250	9,994	8,891	925	18,210	19,135		(8,088)	1998
McRae Correctional Facility	McRae, Georgia	462	60,396	20,689	1,099	80,448	81,547		(26,795)	2000
MDHHS-Detroit	Detroit, Michigan	830	5,739	113	943	5,739	6,682		(278)	2019
Mineral Wells Pre-Parole Transfer Facility	Mineral Wells, Texas	176	22,589	—	100	—	100	(E)	-	1995
NARA-Dayton (C)	Dayton, Ohio	548	6,439	817	597	7,207	7,804		(486)	2018
Nevada Southern Detention Center	Pahrump, Nevada	7,548	64,362	10,287	8,421	73,776	82,197		(18,592)	2010
North Fork Correctional Facility	Sayre, Oklahoma	—	42,166	63,253	664	104,755	105,419		(38,791)	1998
Northeast Ohio Correctional Center	Youngstown, Ohio	750	39,583	14,158	1,901	52,590	54,491		(24,517)	1997
Northwest New Mexico Correctional Center	Grants, New Mexico	142	15,888	19,930	879	35,081	35,960		(17,552)	1989
Oklahoma City Transitional Center	Oklahoma City, Oklahoma	1,114	2,626	1,654	1,144	4,250	5,394		(609)	2017
Oklahoma Reentry Opportunity Center	Oklahoma City, Oklahoma	8,562	4,631	1,198	8,599	5,792	14,391		(1,294)	2015
Otay Mesa Detention Center	San Diego, California	28,845	114,411	47,512	37,114	153,654	190,768		(14,867)	2015/2019
Prairie Correctional Facility	Appleton, Minnesota	100	22,306	10,520	1,068	31,858	32,926		(18,281)	1991
Recovery Monitoring Solutions	Dallas, Texas	1,152	1,979	687	1,280	2,538	3,818		(305)	2018
Red Rock Correctional Center (D)	Eloy, Arizona	—	—	—	—	—	—		—	2006

CORECIVIC, INC. AND SUBSIDIARIES

SCHEDULE III - REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2020

(in thousands)

		Initial Cost to Company			Gross Amount at Which Carried at Close of Period
Description	Location	Land	Buildings and Improvements	Cost Capitalized Subsequent to Acquisition	Land and Land Improvements	Buildings and Leasehold Improvements	Total (A)		Accumulated Depreciation (B)	Date Constructed/ Acquired
Roth Hall Residential Reentry Center	Philadelphia, Pennsylvania	654	2,693	—	654	2,693	3,347		(365)	2015
Saguaro Correctional Facility	Eloy, Arizona	193	98,903	2,418	486	101,028	101,514		(27,711)	2007
South Raleigh Reentry Center	Raleigh, North Carolina	277	663	26	277	689	966		(33)	2019
Southeast Kentucky Correctional Facility	Wheelwright, Kentucky	500	24,487	12,489	1,630	35,846	37,476		(17,278)	1998
SSA-Baltimore (C)	Baltimore, Maryland	27,987	179,424	—	29,717	177,694	207,411		(11,841)	2018
SSA-Florissant	St Louis, Missouri	245	553	19	245	572	817		(31)	2018
Stewart Detention Center	Lumpkin, Georgia	143	70,560	22,400	1,629	91,474	93,103		(31,069)	2004
Stockton Female Community Corrections Facility	Stockton, California	692	788	—	692	788	1,480		(77)	2017
T. Don Hutto Residential Center	Taylor, Texas	183	13,418	5,469	627	18,443	19,070		(9,232)	1997
Tallahatchie County Correctional Facility	Tutwiler, Mississippi	—	44,638	107,561	1,650	150,549	152,199		(55,829)	2000
Torrance County Detention Facility	Estancia, New Mexico	511	52,599	8,733	1,842	60,001	61,843		(29,185)	1990
Trousdale Turner Correctional Center	Hartsville, Tennessee	649	135,412	5,356	1,871	139,546	141,417		(14,497)	2015
Tulsa Transitional Center	Tulsa, Oklahoma	8,206	4,061	658	606	2,766	3,372	(E)	(948)	2015

CORECIVIC, INC. AND SUBSIDIARIES

SCHEDULE III - REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2020

(in thousands)

		Initial Cost to Company			Gross Amount at Which Carried at Close of Period
Description	Location	Land	Buildings and Improvements	Cost Capitalized Subsequent to Acquisition	Land and Land Improvements	Buildings and Leasehold Improvements	Total (A)	Accumulated Depreciation (B)	Date Constructed/ Acquired
Turley Residential Center	Tulsa, Oklahoma	421	4,105	956	421	5,061	5,482	(1,149)	2015
Ulster Facility	Denver, Colorado	4,068	441	212	4,126	595	4,721	(130)	2016
Walker Hall Residential Reentry Center	Philadelphia, Pennsylvania	654	2,692	2	654	2,694	3,348	(366)	2015
Webb County Detention Center	Laredo, Texas	498	20,161	6,514	2,206	24,967	27,173	(13,241)	1998
West Tennessee Detention Facility	Mason, Tennessee	538	31,931	7,746	2,174	38,041	40,215	(19,374)	1990
Wheeler Correctional Facility (D)	Alamo, Georgia	—	—	—	—	—	—	—	1998
Whiteville Correctional Facility	Whiteville, Tennessee	303	51,694	8,162	1,671	58,488	60,159	(27,751)	1998
Totals		$215,724	$2,415,459	$996,604	$261,525	$3,333,753	$3,595,278	$(1,128,563)

NOTES TO SCHEDULE III - REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION

(A)	The aggregate cost of properties for federal income tax purposes is approximately $4.0 billion at December 31, 2020.
(B)	Depreciation is calculated using estimated useful lives of depreciable assets up to 50 years for prison facilities.
(C)	Held for Sale.
(D)	CoreCivic retains title to this asset, which is classified under other real estate assets on the Company's consolidated balance sheets in accordance with ASC 853.
(E)

CoreCivic recorded non-cash impairments during the fourth quarter of 2014 to write down the book value of the Mineral Wells facility, during the third quarter of 2017 to write down the book value of the Bridgeport facility, and during the second quarter of 2020 to write down the book value of the Tulsa Transitional Center to the estimated fair values assuming uses other than correctional or residential reentry facilities.

CORECIVIC, INC. AND SUBSIDIARIES

SCHEDULE III - REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION

FOR THE YEARS ENDED DECEMBER 31, 2020, 2019, AND 2018

(in thousands)

	For the Years Ended December 31,
	2020	2019	2018
Investment in Real Estate:
Balance at beginning of period	$3,605,137	$3,697,160	$3,367,358
Additions through capital expenditures	29,142	64,423	26,547
Acquisitions	82,324	8,809	269,271
Asset impairments	(10,154)	(4,040)	—
Reclassifications and other	(111,171)	(161,215)	33,984
Balance at end of period	$3,595,278	$3,605,137	$3,697,160
Accumulated Depreciation:
Balance at beginning of period	$(1,053,670)	$(1,075,389)	$(976,121)
Depreciation	(89,008)	(87,492)	(99,361)
Disposals/Other	14,115	109,211	93
Balance at end of period	$(1,128,563)	$(1,053,670)	$(1,075,389)