Form 10-Q
period 2021-03-31
CoreCivic, Inc.
filed 2021-05-06
CIK 1070985

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED:  MARCH 31, 2021

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

Indicate the number of shares outstanding of each class of Common Stock as of April 30, 2021:

Shares of Common Stock, $0.01 par value per share: 120,276,916 shares outstanding.

CORECIVIC, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2021

PART I – FINANCIAL INFORMATION

ITEM 1. – FINANCIAL STATEMENTS.

CORECIVIC, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED AND AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

ASSETS	March 31, 2021	December 31, 2020
Cash and cash equivalents	$168,141	$113,219
Restricted cash	16,413	23,549
Accounts receivable, net of credit loss reserve of $6,105 and $6,103, respectively	259,620	267,705
Prepaid expenses and other current assets	27,681	33,243
Assets held for sale	281,523	279,406
Total current assets	753,378	717,122
Real estate and related assets:
Property and equipment, net of accumulated depreciation of $1,572,711 and $1,559,388, respectively	2,333,340	2,350,272
Other real estate assets	225,341	228,243
Goodwill	5,902	5,902
Non-current deferred tax assets	—	11,113
Other assets	395,843	396,663
Total assets	$3,713,804	$3,709,315
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable and accrued expenses	$346,494	$274,318
Current portion of long-term debt	38,914	39,087
Total current liabilities	385,408	313,405
Long-term debt, net	1,719,115	1,747,664
Deferred revenue	22,804	18,336
Non-current deferred tax liabilities	85,356	—
Other liabilities	210,886	216,468
Total liabilities	2,423,569	2,295,873
Commitments and contingencies
Preferred stock – $0.01 par value; 50,000 shares authorized; none issued and outstanding at March 31, 2021 and December 31, 2020, respectively	—	—
Common stock – $0.01 par value; 300,000 shares authorized; 120,277 and 119,638 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	1,203	1,196
Additional paid-in capital	1,838,066	1,835,494
Accumulated deficit	(572,305)	(446,519)
Total stockholders' equity	1,266,964	1,390,171
Non-controlling interest – operating partnership	23,271	23,271
Total equity	1,290,235	1,413,442
Total liabilities and equity	$3,713,804	$3,709,315

The accompanying notes are an integral part of these consolidated financial statements.

CORECIVIC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED AND AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	For the Three Months Ended March 31,
	2021	2020
REVENUES	$454,718	$491,101
EXPENSES:
Operating	332,884	362,315
General and administrative	29,530	31,279
Depreciation and amortization	32,712	37,952
Shareholder litigation expense	51,745	—
Asset impairments	1,308	536
	448,179	432,082
OPERATING INCOME	6,539	59,019
OTHER (INCOME) EXPENSE:
Interest expense, net	18,428	22,538
Other (income) expense	148	(533)
	18,576	22,005
INCOME (LOSS) BEFORE INCOME TAXES	(12,037)	37,014
Income tax expense	(113,531)	(3,776)
NET INCOME (LOSS)	(125,568)	33,238
Net income attributable to non-controlling interest	—	(1,181)
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(125,568)	$32,057
BASIC EARNINGS (LOSS) PER SHARE	$(1.05)	$0.27
DILUTED EARNINGS (LOSS) PER SHARE	$(1.05)	$0.27

The accompanying notes are an integral part of these consolidated financial statements.

CORECIVIC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED AND AMOUNTS IN THOUSANDS)

	For the Three Months Ended March 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(125,568)	$33,238
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	32,712	37,952
Asset impairments	1,308	536
Amortization of debt issuance costs and other non-cash interest	1,566	1,356
Deferred income taxes	96,469	2,395
Non-cash revenue and other income	385	(2,705)
Non-cash equity compensation	4,213	4,610
Other expenses and non-cash items	2,403	3,810
Changes in assets and liabilities, net:
Accounts receivable, prepaid expenses and other assets	13,670	7,648
Accounts payable, accrued expenses and other liabilities	72,438	(13,463)
Net cash provided by operating activities	99,596	75,377
CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for facility development and expansions	(4,001)	(22,233)
Expenditures for other capital improvements	(12,221)	(8,618)
Acquisitions, net of cash acquired	—	(8,849)
Net proceeds from sale of assets	30	42
Increase in other assets	(1,167)	(2,411)
Net cash used in investing activities	(17,359)	(42,069)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of debt and borrowings from credit facility	—	374,000
Scheduled principal repayments	(9,945)	(7,553)
Principal repayments of credit facility	(20,000)	(108,000)
Payment of debt issuance and other refinancing and related costs	(125)	(285)
Payment of lease obligations for financing leases	(136)	(135)
Contingent consideration for acquisition of businesses	(1,000)	—
Dividends paid	(1,611)	(54,527)
Purchase and retirement of common stock	(1,634)	(3,560)
Net cash provided by (used in) financing activities	(34,451)	199,940
NET INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	47,786	233,248
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of period	136,768	119,093
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of period	$184,554	$352,341
NON-CASH INVESTING AND FINANCING ACTIVITIES
Debt assumed on acquisition of property portfolio	$—	$52,217
Establishment of right of use assets and lease liabilities	$322	$62
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest (net of amounts capitalized of $0.0 million and $0.5 million in 2021 and 2020, respectively)	$9,251	$12,881
Income taxes paid (refunded), net	$69	$(285)

The accompanying notes are an integral part of these consolidated financial statements.

CORECIVIC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2021

(UNAUDITED AND AMOUNTS IN THOUSANDS)

	Stockholders' Equity					Non-controlling
			Additional		Total	Interest -
	Common Stock		Paid-in	Accumulated	Stockholders'	Operating	Total
	Shares	Par Value	Capital	Deficit	Equity	Partnership	Equity
Balance as of December 31, 2020	119,638	$1,196	$1,835,494	$(446,519)	$1,390,171	$23,271	$1,413,442
Net loss	—	—	—	(125,568)	(125,568)		(125,568)
Retirement of common stock	(220)	(2)	(1,632)	—	(1,634)	—	(1,634)
Dividends on RSUs	—	—	—	(218)	(218)	—	(218)
Restricted stock compensation, net of forfeitures	—	—	4,213	—	4,213	—	4,213
Restricted stock grants	859	9	(9)	—	—	—	—
Balance as of March 31, 2021	120,277	$1,203	$1,838,066	$(572,305)	$1,266,964	$23,271	$1,290,235

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

MARCH 31, 2021

1.	ORGANIZATION AND OPERATIONS

CoreCivic, Inc. (together with its subsidiaries, the "Company" or "CoreCivic") is the nation's largest owner of partnership correctional, detention, and residential reentry facilities and one of the largest prison operators in the United States.  The Company also believes it is the largest private owner of real estate used by government agencies in the U.S. Through three segments, CoreCivic Safety, CoreCivic Community, and CoreCivic Properties, the Company provides a broad range of solutions to government partners that serve the public good through corrections and detention management, a network of residential reentry centers to help address America's recidivism crisis, and government real estate solutions.  As of March 31, 2021, through its CoreCivic Safety segment, the Company operated 47 correctional and detention facilities, 42 of which the Company owned, with a total design capacity of approximately 70,000 beds.  Through its CoreCivic Community segment, the Company owned and operated 26 residential reentry centers with a total design capacity of approximately 5,000 beds.  In addition, through its CoreCivic Properties segment, the Company owned 15 properties for lease to third parties and used by government agencies, totaling 2.7 million square feet.

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

CoreCivic operated as a real estate investment trust ("REIT") from January 1, 2013 through December 31, 2020.  As a REIT, the Company provided services and conducted other business activities through taxable REIT subsidiaries ("TRSs"). A TRS is a subsidiary of a REIT that is subject to applicable corporate income tax rates and certain qualification requirements. The Company's use of TRSs permitted CoreCivic to engage in certain business activities in which the REIT could not engage directly, so long as those activities were conducted in entities that elected to be treated as TRSs under the Internal Revenue Code of 1986, as amended, and enabled CoreCivic to, among other things, provide correctional services at facilities it owns and at facilities owned by its government partners.  A TRS is not subject to the distribution requirements applicable to REITs so it may retain income generated by its operations for reinvestment.

On August 5, 2020, the Company announced that the Board of Directors ("BOD") unanimously approved a plan to revoke the Company's REIT election and become a taxable C Corporation, effective January 1, 2021.  As a result, the Company is no longer required to operate under REIT rules, including the requirement to distribute at least 90% of its taxable income to its stockholders, which provides the Company with greater flexibility to use its free cash flow.  Effective January 1, 2021, the Company is subject to federal and state income taxes on its taxable income at applicable tax rates, and is no longer entitled to a tax deduction for dividends paid.  The Company continued to operate as a REIT for the 2020 tax year, and existing REIT requirements and limitations, including those established by the Company’s organizational documents, remained in place until January 1, 2021. The BOD also voted unanimously to discontinue the Company's quarterly dividend and prioritize allocating the Company’s free cash flow to reduce debt.

2.	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited interim consolidated financial statements have been prepared by the Company and, in the opinion of management, reflect all normal recurring adjustments necessary for a fair presentation of results for the unaudited interim periods presented.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted.  The results of operations for the interim period are not necessarily indicative of the results to be obtained for the full fiscal year.  Reference is made to the audited financial statements of CoreCivic included in its Annual Report on Form 10-K for the year ended December 31, 2020 filed with the Securities and Exchange Commission (the "SEC") on February 22, 2021 (the "2020 Form 10-K") with respect to certain significant accounting and financial reporting policies as well as other pertinent information of the Company.

Recent Accounting Pronouncements

Recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants and the SEC applicable to financial statements beginning January 1, 2021 or later did not, or are not expected to, have a material effect on the Company's results of operations or financial position.

Fair Value of Financial Instruments

To meet the reporting requirements of Accounting Standards Codification ("ASC") 825, "Financial Instruments", regarding fair value of financial instruments, CoreCivic calculates the estimated fair value of financial instruments using market interest rates, quoted market prices of similar instruments, or discounted cash flow techniques with observable Level 1 inputs for publicly traded debt and Level 2 inputs for all other financial instruments, as defined in ASC 820, "Fair Value Measurement".  At March 31, 2021 and December 31, 2020, there were no material differences between the carrying amounts and the estimated fair values of CoreCivic's financial instruments, other than as follows (in thousands):

	March 31, 2021		December 31, 2020
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Note receivable from Agecroft Prison Management, LTD	$3,121	$3,929	$3,094	$3,896
Debt	$(1,779,572)	$(1,750,259)	$(1,809,517)	$(1,774,016)

3.	GOODWILL

ASU 2017-04, "Intangibles-Goodwill and Other (Topic 350): Simplifying the Test of Goodwill Impairment", establishes accounting and reporting requirements for goodwill and other intangible assets.  Goodwill was $5.9 million as of both March 31, 2021 and December 31, 2020, all of which was related to the Company's CoreCivic Safety segment.  This goodwill was established in connection with multiple business combination transactions.

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

Acquisitions and Dispositions

On January 2, 2020, CoreCivic completed the acquisition of a portfolio of 28 properties, 24 of which the counter-party contributed to Government Real Estate Solutions, LLC ("GRES"), an unrestricted subsidiary controlled by the Company, for total consideration of $83.2 million, excluding transaction-related expenses.  All of the properties were leased to the federal government through the General Services Administration ("GSA"), an independent agency of the United States Government. CoreCivic financed the acquisition with $7.7 million of cash, assumed debt of $52.2 million, and the balance with the issuance of 1.3 million shares of Class A Common Interests in GRES that are convertible into cash or, at the Company's option, shares of the Company's common stock following a two-year holding period on a one-for-one basis (the "Operating Partnership Units"), using a partnership structure. In allocating the purchase price of the acquisition, CoreCivic recorded $77.4 million of net tangible assets, $7.5 million of identifiable intangible assets, and $4.9 million of tenant improvements.

On December 23, 2020, CoreCivic completed the sale of 42 government-leased properties, including the portfolio of 28 properties acquired in 2020 and the remaining properties acquired in 2017 and 2018, in a single transaction to a third party for an aggregate price of $106.5 million, generating net proceeds of $27.8 million after the repayment of the debt related to GRES, and other transaction-related costs. Net cash proceeds were used to pay-down a portion of the amounts outstanding under the Company's revolving credit facility. In accordance with a Tax Protection Agreement, the Company agreed to provide certain tax protection payments to the contributing partners of GRES, limited to the cash and certain other resources held by GRES.  After considering the tax protection payments in connection with this sale, the Company reported a net loss on sale of $17.9 million.

CoreCivic has determined that its joint venture investment in GRES represents a variable interest entity ("VIE") in accordance with ASC 810, "Consolidation".  CoreCivic has 100% voting control in GRES. Accordingly, CoreCivic concluded that it is the primary beneficiary of GRES and consolidates the VIE.  The primary beneficiary is the entity that has (i) the power to direct the activities that most significantly impact the entity's economic performance and (ii) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could be significant to the VIE.  Our consolidated balance sheet as of March 31, 2021 includes property and equipment, net of accumulated depreciation, of $6.4 million related to GRES.

Assets Held for Sale

The Company intends to pursue the sale of certain assets in the Properties segment, utilizing any net proceeds, after the repayment of non-recourse mortgage notes associated with such properties, in furtherance of the Company’s revised capital allocation strategy.  As of March 31, 2021, CoreCivic had four real estate assets classified as held for sale, including an additional asset that was not classified as held for sale at December 31, 2020. The aggregate net book value of the property and equipment of these four properties amounting to $243.6 million, and the other assets associated with the properties, consisting of deferred leasing costs and other assets amounting to $37.9 million, are reflected as assets held for sale on the Company's consolidated balance sheet as of March 31, 2021.  Although the Company can provide no assurance, based on interest expressed to date, CoreCivic expects to close on the sale of these assets during 2021.

Idle Facilities

As of March 31, 2021, CoreCivic had five idled CoreCivic Safety correctional facilities that are currently available and being actively marketed as solutions to meet the needs of potential customers. The following table summarizes each of the idled facilities and their respective carrying values, excluding equipment and other assets that could generally be transferred and used at other facilities CoreCivic owns without significant cost (dollars in thousands):

		Net Carrying Values
	Design	March 31,	December 31,
Facility	Capacity	2021	2020
Prairie Correctional Facility	1,600	$14,439	$14,646
Huerfano County Correctional Center	752	15,731	15,895
Diamondback Correctional Facility	2,160	37,928	38,346
Marion Adjustment Center	826	10,943	11,047
Kit Carson Correctional Center	1,488	52,311	52,757
	6,826	$131,352	$132,691

As of March 31, 2021, CoreCivic also had one idled non-core facility in its Safety segment containing 240 beds with a total net book value of $3.0 million; three facilities in its Community segment, containing an aggregate of 650 beds with an aggregate net book value of $9.1 million; and two previously leased properties in its Properties segment containing 49,000 square feet with an aggregate net book value of $7.1 million.  CoreCivic also had an additional idled non-core facility in the Properties segment that was reclassified as held for sale during the first quarter of 2021.  CoreCivic recognized an impairment charge of $1.3 million associated with this facility, based on its estimated net realizable value less costs to sell, pursuant to an agreement to sell this property, which is expected to be consummated during the second quarter of 2021.  CoreCivic incurred approximately $2.1 million and $1.9 million in operating expenses at all of these idled facilities for the period they were idle during the three months ended March 31, 2021 and 2020, respectively.

Two of the three idled facilities in the CoreCivic Community segment are located in Oklahoma. As a result of the lower resident populations from the state of Oklahoma because of COVID-19, CoreCivic transferred the remaining resident populations at its 390-bed Tulsa Transitional Center to Oklahoma's system, idling the Tulsa facility during the third quarter of 2020.  Closure of the Tulsa facility followed the closure of the 200-bed Oklahoma City Transitional Center during the second quarter of 2020, and the 289-bed Turley Residential Center in Oklahoma in 2019.  CoreCivic reactivated the Turley Residential Center during the first quarter of 2021 pursuant to a new contract awarded from the United States Federal Bureau of Prisons ("BOP") during the fourth quarter of 2020 for residential reentry and home confinement services to be provided in the state of Oklahoma, and provides the BOP additional reentry services at its owned and operated Oklahoma Reentry Opportunity Center, which supplements the existing utilization by the state of Oklahoma, pursuant to this new contract.

During April 2021, as a result of lower resident populations from Denver County because of COVID-19, CoreCivic transferred the resident populations at its 90-bed Ulster Facility in Colorado to its Dahlia Facility in Colorado, idling the Ulster Facility.

CoreCivic evaluates on a quarterly basis market developments for the potential utilization of each of these properties in order to identify events that may cause CoreCivic to reconsider its most recent assumptions, such as the agreement to sell a property at less than its carrying value.  CoreCivic considers the cancellation of a contract in its Safety or Community segment or an expiration and non-renewal of a lease agreement in its CoreCivic Properties segment as indicators of impairment, and tested each of the idled properties for impairment when it was notified by the respective customers or tenants that they would no longer be utilizing such property.

5.	DEBT

Debt outstanding as of March 31, 2021 and December 31, 2020 consisted of the following (in thousands):

	March 31,	December 31,
	2021	2020
Revolving Credit Facility maturing April 2023. Interest payable periodically at variable interest rates. The weighted average rate at March 31, 2021 and December 31, 2020 was 1.6% and 1.7%, respectively.	$199,000	$219,000
Term Loan A maturing April 2023. Interest payable periodically at variable interest rates. The rate at both March 31, 2021 and December 31, 2020 was 1.6%. Unamortized debt issuance costs amounted to $0.1 million at both March 31, 2021 and December 31, 2020.	177,500	180,000
Term Loan B maturing December 2024. Interest payable periodically at variable interest rates. The rate at both March 31, 2021 and December 31, 2020 was 5.5%. Unamortized debt issuance costs amounted to $3.8 million and $4.1 million at March 31, 2021 and December 31, 2020, respectively.	232,813	237,500
4.625% Senior Notes maturing May 2023. Unamortized debt issuance costs amounted to $1.3 million and $1.5 million at March 31, 2021 and December 31, 2020, respectively.	350,000	350,000
5.0% Senior Notes maturing October 2022. Unamortized debt issuance costs amounted to $0.7 million and $0.8 million at March 31, 2021 and December 31, 2020, respectively.	250,000	250,000
4.75% Senior Notes maturing October 2027. Unamortized debt issuance costs amounted to $2.6 million and $2.7 million at March 31, 2021 and December 31, 2020, respectively.	250,000	250,000
4.5% Capital Commerce Center Non-Recourse Mortgage Note maturing January 2033. Unamortized debt issuance costs amounted to $0.3 million at both March 31, 2021 and December 31, 2020.	20,606	20,934
4.43% Lansing Correctional Center Non-Recourse Mortgage Note maturing January 2040. Unamortized debt issuance costs amounted to $3.1 million at both March 31, 2021 and December 31, 2020.	156,633	157,607
4.5% SSA-Baltimore Non-Recourse Mortgage Note maturing February 2034. Unamortized debt issuance costs amounted to $0.2 million at both March 31, 2021 and December 31, 2020.	143,020	144,476
Total debt	1,779,572	1,809,517
Unamortized debt issuance costs	(12,168)	(12,766)
Unamortized original issue discount	(9,375)	(10,000)
Current portion of long-term debt	(38,914)	(39,087)
Long-term debt, net	$1,719,115	$1,747,664

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

Based on CoreCivic's total leverage ratio, loans under the Revolving Credit Facility currently bear interest at the base rate plus a margin of 0.50% or at LIBOR plus a margin of 1.50%, and a commitment fee equal to 0.35% of the unfunded balance.  The Revolving Credit Facility also has a $50.0 million sublimit for the issuance of standby letters of credit. As of March 31, 2021, CoreCivic had $199.0 million in borrowings outstanding under the Revolving Credit Facility as well as $13.9 million in letters of credit outstanding resulting in $587.1 million available under the Revolving Credit Facility.

The Bank Credit Facility is secured by a pledge of all of the capital stock of CoreCivic's domestic restricted subsidiaries, 65% of the capital stock of CoreCivic's foreign subsidiaries, all of CoreCivic's accounts receivable, and all of CoreCivic's deposit accounts. The Bank Credit Facility requires CoreCivic to meet certain financial covenants, including, without limitation, a maximum total leverage ratio, a maximum secured leverage ratio, and a minimum fixed charge coverage ratio.  As of March 31, 2021, CoreCivic was in compliance with all such covenants.  In addition, the Bank Credit Facility contains certain covenants that, among other things, limit the incurrence of additional indebtedness, payment of dividends and other customary restricted payments, permitted investments, transactions with affiliates, asset sales, mergers and consolidations, liquidations, prepayments and modifications of other indebtedness, liens and other encumbrances and other matters customarily restricted in such agreements.  In addition, the Bank Credit Facility is subject to certain cross-default provisions with terms of CoreCivic's other unsecured indebtedness, and is subject to acceleration upon the occurrence of a change of control.

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

Incremental Term Loan A. Interest rate margins under the Term Loan A are the same as the interest rate margins under the Revolving Credit Facility.  The Term Loan A also has the same collateral requirements, financial and certain other covenants, and cross-default provisions as the Revolving Credit Facility.  The Term Loan A, which is pre-payable without penalty, also has a maturity concurrent with the Revolving Credit Facility due April 2023, with scheduled quarterly principal payments through April 2023.  As of March 31, 2021, the outstanding balance of the Term Loan A was $177.5 million.

Senior Secured Term Loan B. On December 18, 2019, CoreCivic entered into a new $250.0 million Senior Secured Term Loan B ("Term Loan B" and, together with the Bank Credit Facility, the "Credit Agreements").  The Term Loan B bears interest at a rate of LIBOR plus 4.50%, with a 1.00% LIBOR floor (or, at CoreCivic's option, a base rate plus 3.50%), and has a five-year maturity with scheduled quarterly principal payments through December 2024.  The Term Loan B is secured by a first lien on certain specified real property assets, representing a loan-to-value of no greater than 80%.  CoreCivic can prepay the Term Loan B at any time and from time to time, without premium or penalty. The Term Loan B was issued at a price of 95% of the principal amount of the Term Loan B, resulting in a discount of $12.5 million, which is amortized into interest expense over the term of the Term Loan B.  Proceeds from the issuance of the Term Loan B were used to partially fund the early redemption of $325.0 million in aggregate principal amount of 4.125% senior notes originally due 2020, transaction fees and expenses, and to provide for general corporate purposes.  CoreCivic capitalized approximately $5.1 million of costs associated with the issuance of the Term Loan B.  As of March 31, 2021, the outstanding balance of the Term Loan B was $232.8 million.

Senior Notes.  Interest on the $350.0 million aggregate principal amount of CoreCivic's 4.625% senior notes issued in April 2013 (the "4.625% Senior Notes") accrues at the stated rate and is payable in May and November of each year.  The 4.625% Senior Notes are scheduled to mature on May 1, 2023.  Interest on the $250.0 million aggregate principal amount of CoreCivic's 5.0% senior notes issued in September 2015 (the "5.0% Senior Notes") accrues at the stated rate and is payable in April and October of each year.  The 5.0% Senior Notes are scheduled to mature on October 15, 2022.  Interest on the $250.0 million aggregate principal amount of CoreCivic's 4.75% senior notes issued in October 2017 (the "4.75% Senior Notes") accrues at the stated rate and is payable in April and October of each year.  The 4.75% Senior Notes are scheduled to mature on October 15, 2027.  As further described in Note 11, during April 2021, the Company issued $450.0 million aggregate principal amount of new senior unsecured notes, and used a portion of the net proceeds to redeem in full the 5.0% Senior Notes and repurchase a portion of the 4.625% Senior Notes.  The remaining net proceeds were used to pay-down a portion of the amounts outstanding under the Revolving Credit Facility and for general corporate purposes.

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

Non-Recourse Mortgage Notes:

Capital Commerce Center.  On January 19, 2018, CoreCivic acquired the 261,000 square-foot Capital Commerce Center, located in Tallahassee, Florida, for a purchase price of $44.7 million.  The acquisition was partially financed with a $24.5 million non-recourse mortgage note (the "Capital Commerce Note"), which is fully-secured by the Capital Commerce Center property, with an interest rate of 4.5%, maturing in January 2033.  Principal and interest on the Capital Commerce Note are payable in equal monthly payments over the 15-year term of the note. The Capital Commerce Note is pre-payable at any time with a prepayment charge, if any, equal to an amount so as to maintain the same yield on the Capital Commerce Note as if it had been carried through to its full term using Treasury instruments having a term equal to the remaining term of the Capital Commerce Note as of the prepayment date. CoreCivic capitalized approximately $0.4 million of costs associated with the Capital Commerce Note.  As of March 31, 2021, the outstanding balance of the mortgage note was $20.6 million.

Lansing Correctional Facility.  On April 20, 2018, CoreCivic of Kansas, LLC (the "Issuer"), a wholly-owned unrestricted subsidiary of the Company, priced $159.5 million in aggregate principal amount of non-recourse senior secured notes of the Issuer (the "Kansas Notes"), in a private placement pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended.  The private placement closed on June 1, 2018.  The Company used the proceeds of the private placement, which were drawn on quarterly funding dates beginning in the second quarter of 2018, to fund construction of the Lansing Correctional Facility, along with costs and expenses of the project.  The Kansas Notes have a yield to maturity of 4.43% and are scheduled to mature in January 2040, 20 years following completion of the project, which occurred in January 2020. Principal and interest on the Kansas Notes are payable in quarterly payments, which began in July 2020 and continue until maturity. CoreCivic may redeem all or part of the Kansas Notes at any time upon written notice of not less than 30 days and not more than 60 days prior to the date fixed for such prepayment, with a "make-whole" amount, together with interest on the Kansas Notes accrued to, but not including, the redemption date. CoreCivic capitalized approximately $3.4 million of costs associated with the private placement. Because the Issuer has been designated as an unrestricted subsidiary of the Company under terms of the Company's Credit Agreements, the issuance and service of the Kansas Notes, and the revenues and expenses associated with the facility lease, do not impact the financial covenants associated with the Company's Credit Agreements.  As of March 31, 2021, the outstanding balance of the Kansas Notes was $156.6 million.

SSA-Baltimore.  On August 23, 2018, CoreCivic acquired the 541,000 square-foot SSA-Baltimore office building for a purchase price of $242.0 million.  In connection with the acquisition, a wholly-owned unrestricted subsidiary of the Company assumed $157.3 million of in-place financing that was used to fund the initial construction of the property in 2014.  The assumed non-recourse mortgage note (the "SSA-Baltimore Note") carries a fixed interest rate of 4.5% and requires monthly principal and interest payments, with a balloon payment of $40.0 million due at maturity in February 2034. The SSA-Baltimore Note is fully-secured by the SSA-Baltimore property.  CoreCivic may pre-pay the SSA-Baltimore Note in whole or in part upon not less than 30 days' and not more than 60 days' prior written notice and such pre-payment shall include a "make-whole" amount.  During the last 90 days of the permanent loan term and upon 30 days' prior written notice, CoreCivic may prepay the note in full, including any accrued and outstanding interest on any permanent loan payment date, without the payment of the "make-whole" amount.  CoreCivic capitalized approximately $0.2 million of costs associated with the assumption of the SSA-Baltimore Note.  As of March 31, 2021, the outstanding balance of the SSA-Baltimore Note was $143.0 million.

CoreCivic may also seek to issue additional debt or equity securities from time to time when the Company determines that market conditions and the opportunity to utilize the proceeds from the issuance of such securities are favorable.

Debt Maturities.  Scheduled principal payments as of March 31, 2021 for the remainder of 2021, the next five years, and thereafter were as follows (in thousands):

2021 (remainder)	$29,142
2022	292,981
2023	738,110
2024	194,937
2025	14,556
2026	15,469
Thereafter	494,377
Total debt	$1,779,572

6.	STOCKHOLDERS' EQUITY

Dividends on Common Stock

On February 20, 2020, the BOD declared a quarterly dividend of $0.44 per common share payable April 15, 2020 to stockholders of record on April 1, 2020.

As further discussed in Note 1, on August 5, 2020, the BOD voted unanimously to approve a plan to revoke the Company’s REIT election and become a taxable C Corporation, effective January 1, 2021; the BOD also voted unanimously to discontinue the quarterly dividend and prioritize allocating the Company's free cash flow to reduce debt levels.

Restricted Stock Units

During the first quarter of 2021, CoreCivic issued approximately 2.6 million restricted common stock units ("RSUs") to certain of its employees and non-employee directors, with an aggregate value of $21.4 million, including 2.4 million RSUs to employees and non-employee directors whose compensation is charged to general and administrative expense and 0.2 million RSUs to employees whose compensation is charged to operating expense. During 2020, CoreCivic issued approximately 1.2 million RSUs to certain of its employees and non-employee directors, with an aggregate value of $20.9 million, including 1.1 million RSUs to employees and non-employee directors whose compensation is charged to general and administrative expense and 0.1 million RSUs to employees whose compensation is charged to operating expense.

Since 2015, CoreCivic has established performance-based vesting conditions on the RSUs awarded to its officers and executive officers that, unless earlier vested under the terms of the agreements, are subject to vesting over a three-year period based upon the satisfaction of certain annual performance criteria, and no more than one-third of the RSUs can vest in any one performance period.  The RSUs awarded to officers and executive officers in 2019, 2020 and 2021 consist of a combination of awards with performance-based conditions and time-based conditions.  Unless earlier vested under the terms of the RSU agreements, the RSUs with time-based vesting conditions vest evenly generally on the first, second, and third anniversary of the award. The RSUs with performance-based vesting conditions are divided into one-third increments, each of which is subject to vesting based upon satisfaction of certain annual performance criteria established at the beginning of the fiscal years ending December 31, 2019, 2020, and 2021 for the 2019 awards, December 31, 2020, 2021, and 2022 for the 2020 awards, and December 31, 2021, 2022, and 2023 for the 2021 awards, and which can be increased up to 150% or decreased to 0% based on performance relative to the annual performance criteria, and further increased or decreased using a modifier of 80% to 120% based on CoreCivic's total shareholder return relative to a peer group.  Because the performance criteria for the fiscal years ending December 31, 2022 and 2023 have not yet been established, the values of the third RSU increment of the 2020 awards and of the second and third increments of the 2021 awards for financial reporting purposes will not be determined until such criteria are established.  Time-based RSUs issued to other employees, unless earlier vested under the terms of the agreements, generally vest equally on the first, second, and third anniversary of the award.  RSUs issued to non-employee directors generally vest one year from the date of award.

During the three months ended March 31, 2021, CoreCivic expensed $4.2 million, net of forfeitures, relating to RSUs ($0.5 million of which was recorded in operating expenses and $3.7 million of which was recorded in general and administrative expenses).  During the three months ended March 31, 2020, CoreCivic expensed $4.6 million, net of forfeitures, relating to RSUs ($0.5 million of which was recorded in operating expenses and $4.1 million of which was recorded in general and administrative expenses).  As of March 31, 2021, approximately 3.7 million RSUs remained outstanding and subject to vesting.
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

A reconciliation of the numerator and denominator of the basic earnings per share computation to the numerator and denominator of the diluted earnings per share computation is as follows (in thousands, except per share data):

	For the Three Months Ended March 31,
	2021	2020
NUMERATOR
Basic:
Net income (loss) attributable to common stockholders	$(125,568)	$32,057
Diluted:
Net income (loss) attributable to common stockholders	$(125,568)	$32,057
Net income attributable to non-controlling interest	—	1,181
Diluted net income (loss) attributable to common stockholders	$(125,568)	$33,238
DENOMINATOR
Basic:
Weighted average common shares outstanding	119,909	119,336
Diluted:
Weighted average common shares outstanding	119,909	119,336
Effect of dilutive securities:
Restricted stock-based awards	115	47
Non-controlling interest – Operating Partnership Units	1,342	1,342
Weighted average shares and assumed conversions	121,366	120,725
BASIC EARNINGS (LOSS) PER SHARE	$(1.05)	$0.27
DILUTED EARNINGS (LOSS) PER SHARE	$(1.05)	$0.27

Approximately 0.4 million and 0.6 million stock options were excluded from the computation of diluted earnings per share for the three months ended March 31, 2021 and 2020, respectively, because they were anti-dilutive.
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

ICE Detainee Labor and Related Matters.

On May 31, 2017, two former U.S. Immigration and Customs Enforcement ("ICE") detainees, who were detained at the Company's Otay Mesa Detention Center (“OMDC”) in San Diego, California, filed a class action lawsuit against the Company in the United States District Court for the Southern District of California. The complaint alleged that the Company forces detainees to perform labor under threat of punishment in violation of state and federal anti-trafficking laws and that OMDC’s Voluntary Work Program (“VWP”) violates state labor laws including state minimum wage law. ICE requires that CoreCivic offer and operate the VWP in conformance with ICE standards and ICE prescribes the minimum rate of pay for VWP participants. The Plaintiffs seek compensatory damages, exemplary damages, restitution, penalties, and interest as well as declaratory and injunctive relief on behalf of former and current detainees. On April 1, 2020, the district court certified a nationwide anti-trafficking claims class of former and current detainees at all CoreCivic ICE detention facilities. It also certified a state law class of former and current detainees at the Company’s ICE detention facilities in California. The court did not certify any claims for injunctive or declaratory relief. On March 10, 2021, the Ninth Circuit Court of Appeals granted CoreCivic's petition to appeal the class certification ruling.  Since this case was initially filed, four similar lawsuits have been filed in other courts in California, Texas, Maryland and Georgia. The Company disputes these allegations and intends to take all necessary steps to vigorously defend itself against all claims.

Due to the stage of this proceeding, the Company cannot reasonably predict the outcome, nor can it estimate the amount of loss or range of loss, if any, that may result.  As a result, the Company has not recorded an accrual relating to this matter at this time, as losses are not considered probable or reasonably estimable at this stage of these lawsuits.

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

Following the release of the August 18, 2016 DOJ memorandum, a purported securities class action lawsuit was filed on August 23, 2016 against the Company and certain of its current and former officers in the United States District Court for the Middle District of Tennessee (the "District Court"), captioned Grae v. Corrections Corporation of America et al., Case No. 3:16-cv-02267.  The lawsuit was brought on behalf of a putative class of shareholders who purchased or acquired the Company's securities between February 27, 2012 and August 17, 2016. The Plaintiffs were seeking compensatory damages and costs incurred in connection with the lawsuit. In general, the lawsuit alleged that, during this timeframe, the Company's public statements were false and/or misleading regarding the purported operational, programming, and cost efficiency factors cited in the DOJ memorandum and, as a result, the Company's stock price was artificially inflated.  The lawsuit alleged that the publication of the DOJ memorandum on August 18, 2016 revealed the alleged fraud, causing the per share price of the Company's stock to decline, thereby causing harm to the putative class of shareholders.

On April 16, 2021, the Company reached an agreement in principle to settle the lawsuit.  The monetary terms of the settlement include a payment by the Company of $56.0 million in return for a dismissal of the case with prejudice and a full release of all claims against all defendants, including the Company and its current and former officers.  The proposed settlement contains no admission of liability, wrongdoing, or responsibility by any of the defendants, including the Company, and is subject to the negotiation and execution of a definitive settlement agreement, and court approval of such definitive settlement agreement.  A jury trial for the case was previously scheduled to begin May 10, 2021, which the District Court removed from its calendar following the parties informing the District Court of the settlement agreement.  As a result of the settlement, the Company recognized an expense of $51.7 million, which is net of the remaining insurance available under the Company's policies.

The Company is also named along with several of its directors in six derivative lawsuits which raise similar allegations to those raised in the Grae securities litigation.  At present, those suits are stayed pending the outcome of the Grae litigation.  The Company believes these lawsuits are entirely without merit and intends to vigorously defend against them.  The Company is unable at this stage to reasonably predict the outcome of these matters or estimate the amount of loss or range of loss, if any, that may result.  For this reason, the Company does not consider losses probable or reasonably estimable at this stage and has not recorded an accrual relating to these matters.  In addition, CoreCivic maintains insurance, with certain self-insured retention amounts, to cover the alleged claims which may mitigate the risk that such litigation would have a material adverse effect on CoreCivic's financial condition, results of operations, or cash flows.
9.	INCOME TAXES

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

As discussed in Note 1, the Company operated in compliance with REIT requirements for federal income tax purposes from January 1, 2013 through December 31, 2020.  During the years the Company elected REIT status, the Company was required to distribute at least 90% of its taxable income (including dividends paid to it by its TRSs) and did not pay federal income taxes on the amount distributed to its stockholders.  In addition, the Company was required to meet a number of other organizational and operational requirements, which the Company continued to meet through the year ended December 31, 2020.  Most states where CoreCivic holds investments in real estate conform to the federal rules recognizing REITs. Certain subsidiaries made an election with the Company to be treated as TRSs in conjunction with the Company's REIT election.  The TRS elections permitted CoreCivic to engage in certain business activities in which the REIT could not engage directly. A TRS is subject to federal and state income taxes on the income from these activities and therefore, CoreCivic included a provision for taxes in its consolidated financial statements even during periods it operated as a REIT.

On August 5, 2020, the Company announced that the BOD unanimously approved a plan to revoke its REIT election and become a taxable C Corporation, effective January 1, 2021.  As a result, the Company is no longer required to operate under REIT rules, including the requirement to distribute at least 90% of its taxable income to its stockholders, which provides the Company with greater flexibility to use its free cash flow.  Effective January 1, 2021, the Company is subject to federal and state income taxes on its taxable income at applicable tax rates, and is no longer entitled to a tax deduction for dividends paid.

During the years in which the Company elected REIT status, CoreCivic was entitled to a deduction for dividends paid, resulting in a substantial reduction in the amount of federal income tax expense it recognized.  During those years, substantially all of CoreCivic's income tax expense was incurred based on the earnings generated by its TRSs.  CoreCivic recorded income tax expense of $113.5 million and $3.8 million for the three months ended March 31, 2021 and 2020, respectively.  Income tax expense for the first quarter of 2021 included $114.2 million primarily resulting from the revaluation of the Company's net deferred tax liabilities due to the completion of all significant actions necessary to revoke its REIT election.  Income tax expense related to operations for the three months ended March 31, 2021 was partially offset by an income tax benefit of $14.1 million associated with the settlement agreement reached on April 16, 2021 in connection with the shareholder litigation, incremental expenses directly associated with COVID-19 (reflected in operating expenses), and asset impairments. Income tax expense during the first quarter of 2020 included $3.1 million that had been deferred during the construction period of the Lansing Correctional Facility, which was owned by a TRS of the Company until it converted to a qualified REIT subsidiary ("QRS") upon completion of construction in the first quarter of 2020.  Because ownership of this facility reverts to the state of Kansas upon expiration of the twenty-year lease, the construction and subsequent lease of the facility to the State was a deemed sale for federal and state income tax purposes.  The gain on sale was reported as a deferred tax asset based on the percentage of completion method over the construction period.  This deferred tax asset was revalued to zero upon conversion of the TRS to a QRS.

On March 27, 2020, President Trump signed into law the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”). The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferral of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. The accelerated depreciation methods for qualified improvement property significantly reduced the Company's taxable income and, therefore, its distribution requirement as a REIT for 2020.  Additionally, as of December 31, 2020, the Company had deferred payment of $29.6 million of employer-side social security payments.  Half of these deferrals will be due December 31, 2021, with the other half due December 31, 2022.

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

CoreCivic had no liabilities recorded for uncertain tax positions as of March 31, 2021 and December 31, 2020.  CoreCivic recognizes interest and penalties related to unrecognized tax positions in income tax expense. CoreCivic does not currently anticipate that the total amount of unrecognized tax positions will significantly change in the next twelve months.

10.	SEGMENT REPORTING

As of March 31, 2021, CoreCivic operated 47 correctional and detention facilities, 42 of which the Company owned.  In addition, CoreCivic owned and operated 26 residential reentry centers and owned 15 properties for lease to third parties.  Management views CoreCivic's operating results in three operating segments, CoreCivic Safety, CoreCivic Community, and CoreCivic Properties.  CoreCivic Safety includes the operating results of those correctional and detention facilities placed into service that were owned, or controlled via a long-term lease, and managed by CoreCivic, as well as those correctional and detention facilities owned by a third party and managed by CoreCivic.  CoreCivic Safety also includes the operating results of TransCor America, LLC, a subsidiary of the Company that provides transportation services to governmental agencies.  CoreCivic Community includes the operating results of those residential reentry centers placed into service that were owned, or controlled via a long-term lease, and managed by CoreCivic.  CoreCivic Community also includes the operating results of the Company's electronic monitoring and case management services. CoreCivic Properties includes the operating results of those properties leased to third parties.  The operating performance of the three segments can be measured based on their net operating income.  CoreCivic defines facility net operating income as a facility's revenues less operating expenses.

The revenue and net operating income for each of the three segments and a reconciliation to CoreCivic's operating income is as follows for the three months ended March 31, 2021 and 2020 (in thousands):

	For the Three Months Ended March 31,
	2021	2020
Revenue:
Safety	$409,769	$437,765
Community	23,658	30,599
Properties	21,255	22,679
Total segment revenue	454,682	491,043
Operating expenses:
Safety	305,427	330,737
Community	21,100	24,449
Properties	6,274	6,954
Total segment operating expenses	332,801	362,140
Facility net operating income:
Safety	104,342	107,028
Community	2,558	6,150
Properties	14,981	15,725
Total facility net operating income	121,881	128,903
Other revenue (expense):
Other revenue	36	58
Other operating expense	(83)	(175)
General and administrative	(29,530)	(31,279)
Depreciation and amortization	(32,712)	(37,952)
Shareholder litigation expense	(51,745)	—
Asset impairments	(1,308)	(536)
Operating income	$6,539	$59,019

The following table summarizes capital expenditures including accrued amounts for the three months ended March 31, 2021 and 2020 (in thousands):

	For the Three Months Ended March 31,
	2021	2020
Capital expenditures:
Safety	$5,523	$6,677
Community	590	654
Properties	1,015	95,949
Corporate and other	8,518	2,058
Total capital expenditures	$15,646	$105,338

The total assets are as follows (in thousands):

	March 31, 2021	December 31, 2020
Assets:
Safety	$2,556,771	$2,589,622
Community	228,462	234,475
Properties	667,959	676,374
Corporate and other	260,612	208,844
Total Assets	$3,713,804	$3,709,315

11.	SUBSEQUENT EVENTS

On April 14, 2021, the Company completed a registered offering of $450.0 million aggregate principal amount of 8.25% senior unsecured notes due 2026 (the "8.25% Senior Notes"), which are guaranteed by the Company's existing and future subsidiaries that guarantee the Bank Credit Facility. The 8.25% Senior Notes were priced at 99.0% of face value and as a result have an effective yield to maturity of 8.50%. The net proceeds from the issuance of the 8.25% Senior Notes totaled approximately $435.1 million, after deducting the original issuance and underwriting discounts and estimated offering expenses. The Company used a significant amount of the net proceeds from the offering of the 8.25% Senior Notes (i) to redeem all of the 5.0% Senior Notes, including the payment of the applicable "make-whole" redemption amount of $15.5 million and accrued interest, and (ii) to otherwise repay or reduce its other indebtedness, including repurchasing $149.0 million of its 4.625% Senior Notes at an aggregate purchase price of $151.2 million in privately negotiated transactions, reducing the outstanding balance of the 4.625% Senior Notes to $201.0 million. The "make-whole" redemption amount paid in connection with the redemption of the 5.0% Senior Notes and the aggregate price paid for the 4.625% Senior Notes in excess of the principal amount of the notes repurchased will result in charges of approximately $17.7 million during the second quarter of 2021.  The remaining net proceeds were used to pay-down a portion of the amounts outstanding under the Revolving Credit Facility and for general corporate purposes.

The Company may redeem all or part of the 8.25% Senior Notes at any time prior to April 15, 2024, in whole or in part, at a "make-whole" redemption price, plus accrued and unpaid interest thereon to, but not including, the redemption date.  Thereafter, the 8.25% Senior Notes are redeemable at CoreCivic's option, in whole or in part, at a redemption price expressed as a percentage of the principal amount thereof, which percentage is 104.125% beginning on April 15, 2024 and 100% beginning on April 15, 2025, plus, in each such case, accrued and unpaid interest thereon to, but not including the redemption date.  The indenture governing the 8.25% Senior Notes contains covenants that limit, among other things, the Company's ability to incur indebtedness, pay dividends, make certain investments, prepay indebtedness ranking junior to the 8.25% Senior Notes, incur certain liens, and consolidate, merge or transfer all or substantially all of our assets.

.

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

This Quarterly Report contains statements as to our beliefs and expectations of the outcome of future events that are forward-looking statements as defined within the meaning of the Private Securities Litigation Reform Act of 1995, as amended.  All statements other than statements of current or historical fact contained herein, including statements regarding our future financial position, business strategy, budgets, projected costs and plans, and objectives of management for future operations, are forward-looking statements.  The words "anticipate," "believe," "continue," "could," "estimate," "expect," "intend," "may," "plan," "projects," "will," and similar expressions, as they relate to us, are intended to identify forward-looking statements.  These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from the statements made.  These include, but are not limited to, the risks and uncertainties associated with:

•

changes in government policy (including the United States Department of Justice, or DOJ, not renewing contracts as a result of President Biden’s Executive Order on Reforming Our Incarceration System to Eliminate the Use of Privately Operated Criminal Detention Facilities, or the Private Prison EO) (two agencies of the DOJ, the United States Federal Bureau of Prisons, or BOP, and the United States Marshals Service, or USMS, utilize our services), legislation and regulations that affect utilization of the private sector for corrections, detention, and residential reentry services, in general, or our business, in particular, including, but not limited to, the continued utilization of our correctional and detention facilities by the federal government, and the impact of any changes to immigration reform and sentencing laws (we do not, under longstanding policy, lobby for or against policies or legislation that would determine the basis for, or duration of, an individual's incarceration or detention);

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
•

the availability of debt and equity financing on terms that are favorable to us, or at all, including financing we are pursuing on behalf of the state of Alabama for the construction of two correctional facilities.

Any or all of our forward-looking statements in this Quarterly Report may turn out to be inaccurate. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy, and financial needs.  Our statements can be affected by inaccurate assumptions we might make or by known or unknown risks, uncertainties and assumptions, including the risks, uncertainties, and assumptions described in "Item 1A Risk Factors" disclosed in Part II of this Quarterly Report, as well as in our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the Securities and Exchange Commission, or the SEC, on February 22, 2021, or the 2020 Form 10-K, and in other reports, documents, and other information we file with the SEC from time to time.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.  New risks and uncertainties arise from time to time, and it is impossible for us to predict these events or how they may affect us. We undertake no obligation to publicly update or revise any forward-looking statements made in this Quarterly Report, except as may be required by law. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements.

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

We are the nation's largest owner of partnership correctional, detention, and residential reentry facilities and one of the largest prison operators in the United States.  We also believe we are the largest private owner of real estate used by government agencies in the U.S.  As of March 31, 2021, through our CoreCivic Safety segment, we operated 47 correctional and detention facilities, 42 of which we owned, with a total design capacity of approximately 70,000 beds. Through our CoreCivic Community segment, we owned and operated 26 residential reentry centers with a total design capacity of approximately 5,000 beds.  In addition, through our CoreCivic Properties segment, we owned 15 properties for lease to third parties and used by government agencies, totaling 2.7 million square feet.

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

We operated as a REIT from January 1, 2013 through December 31, 2020.  As a REIT, we provided services and conducted other business activities through taxable REIT subsidiaries, or TRSs.  A TRS is a subsidiary of a REIT that is subject to applicable corporate income tax rates and certain qualification requirements.  Our use of TRSs enabled us to comply with REIT qualification requirements while providing correctional services at facilities we own and at facilities owned by our government partners and to engage in certain other business operations.  A TRS is not subject to the distribution requirements applicable to REITs so it may retain income generated by its operations for reinvestment.

As a REIT, we generally were not subject to federal income taxes on our REIT taxable income and gains that we distributed to our stockholders, including the income derived from our real estate and dividends we earned from our TRSs. However, our TRSs were required to pay income taxes on their earnings at regular corporate income tax rates.

As a REIT, we generally were required to distribute annually to our stockholders at least 90% of our REIT taxable income (determined without regard to the dividends paid deduction and excluding net capital gains). Our REIT taxable income did not typically include income earned by our TRSs except to the extent our TRSs paid dividends to the REIT.

On August 5, 2020, we announced that our Board of Directors, or BOD, unanimously approved a plan to revoke our REIT election and become a taxable C Corporation, effective January 1, 2021.  The BOD also voted unanimously to discontinue our quarterly dividend and prioritize allocating our free cash flow to reduce debt levels.  As a result, we are no longer required to operate under REIT rules, including the requirement to distribute at least 90% of our taxable income to our stockholders, which provides us with greater flexibility to use our free cash flow.  Beginning January 1, 2021, we are subject to federal and state income taxes on our taxable income at applicable tax rates, and are no longer entitled to a tax deduction for dividends paid. However, we believe this conversion will improve our overall credit profile and lower our overall cost of capital.  Following our first priority of reducing debt, we expect to allocate a substantial portion of our free cash flow to returning capital to our shareholders and pursue alternative growth opportunities.  This conversion will also provide us with significantly more liquidity, which will enable us to reduce our reliance on the capital markets and reduce the size of our Second Amended and Restated Credit Agreement, or Bank Credit Facility, in the future.  We continued to operate as a REIT for the 2020 tax year, and existing REIT requirements and limitations, including those established by our organizational documents, remained in place until January 1, 2021.

On January 26, 2021, President Biden issued the Private Prison EO.  The Private Prison EO directs the Attorney General to not renew DOJ contracts with privately operated criminal detention facilities.  Two agencies of the DOJ, the BOP and the USMS, utilize our services.  The BOP houses inmates who have been convicted, and the USMS is generally responsible for detainees who are awaiting trial.  The BOP has experienced a steady decline in inmate populations over the last seven years, a trend that has been accelerated by the novel coronavirus, or COVID-19 pandemic.  We currently have one prison contract with the BOP, accounting for 2% ($39.2 million) of our total revenue for the year ended December 31, 2020, which was recently renewed through November 2022.  The Private Prison EO only applies to agencies that are part of the DOJ, which includes the BOP and USMS.  ICE facilities are not covered by the Private Prison EO, as ICE is an agency of the Department of Homeland Security, not the DOJ, although it is possible that the federal government could choose to take similar action on ICE facilities in the future.  For the year ended December 31, 2020, USMS and ICE accounted for 21% ($396.3 million) and 28% ($541.9 million), respectively, of our total revenue.  No contracts with the BOP, USMS or ICE expired during the first quarter of 2021.

Unlike the BOP, the USMS does not own detention capacity and relies on the private sector, along with various government agencies, for its detainee population. The USMS has indicated that it has been advised by the Office of the Deputy Attorney General not to renew existing contracts, or enter into new contracts for private detention facilities. The USMS has notified the Company that it will not be renewing its contract for our Northeast Ohio Correctional Center, which expires May 30, 2021. We currently have eight detention facilities that have separate contracts where the USMS is the primary customer within the facility that all expire at various times over the next several years, with the exception of two contracts that have indefinite terms. Non-renewal of these contracts, or the expansion of such a similar order to ICE, would have a material adverse effect on our business, financial condition, and results of operations.

In addition to the aforementioned contract with the USMS for our Northeast Ohio Correctional Center, the USMS has full access to our 600-bed West Tennessee Detention Facility and our 1,033-bed Leavenworth Detention Center under direct contracts with the USMS that expire in September 2021 and December 2021, respectively.  The USMS also utilizes less than 100 of the 664 beds at our Crossroads Correctional Center under a contract that was scheduled to expire in April 2021, but was extended through June 30, 2021, and is not expected to be renewed thereafter.  We currently expect the USMS to relocate detainees at the Crossroads Correctional Center. The state of Montana, which utilizes the remaining capacity at the Crossroads facility, has expressed a desire to utilize the beds used by the USMS at the facility, and we currently expect to incorporate their utilization into a contract renewal that begins July 1, 2021, negating the financial impact of the USMS vacancy.  We do not yet know if the USMS will relocate the detainees at our West Tennessee and Leavenworth facilities.  We continue to work with the USMS to enable it to fulfill its mission, including at the Northeast Ohio, West Tennessee and Leavenworth facilities.  However, we can provide no assurance that we will be able to provide a solution that is acceptable to all parties that would be involved in such a solution.

CRITICAL ACCOUNTING POLICIES

The consolidated financial statements in this report are prepared in conformity with U.S. generally accepted accounting principles, or GAAP.  As such, we are required to make certain estimates, judgments, and assumptions that we believe are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period.  A summary of our significant accounting policies is described in our 2020 Form 10-K.  The significant accounting policies and estimates which we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following:

Asset impairments.  The primary risk we face for asset impairment charges is associated with facilities we own.  As of March 31, 2021, we had $2.6 billion in property and equipment, including $131.4 million in long-lived assets, excluding equipment, at five idled CoreCivic Safety correctional facilities.  The impairment analyses we performed for each of these facilities excluded the net book value of equipment, as a substantial portion of the equipment is easily transferrable to other company-owned facilities without significant cost.  The carrying values of the five idled correctional facilities as of March 31, 2021 were as follows (in thousands):

Prairie Correctional Facility	$14,439
Huerfano County Correctional Center	15,731
Diamondback Correctional Facility	37,928
Marion Adjustment Center	10,943
Kit Carson Correctional Center	52,311
$131,352

As of March 31, 2021, we also had one idled non-core facility in our Safety segment containing 240 beds with a total net book value of $3.0 million; three facilities in our Community segment, containing an aggregate of 650 beds with an aggregate net book value of $9.1 million; and two previously leased properties in our Properties segment containing 49,000 square feet with an aggregate net book value of $7.1 million.  We also had an additional idled non-core facility in the Properties segment that was reclassified as held for sale during the first quarter of 2021.  We recognized an impairment charge of $1.3 million associated with this facility, based on its estimated net realizable value less costs to sell, pursuant to an agreement to sell this property, which is expected to be consummated during the second quarter of 2021. We incurred operating expenses at all of these idled facilities of approximately $2.1 million and $1.9 million for the period they were idle during the three months ended March 31, 2021 and 2020, respectively.

Two of the three idled facilities in our Community segment are located in Oklahoma. As a result of the lower resident populations from the state of Oklahoma because of COVID-19, we transferred the remaining resident populations at our 390-bed Tulsa Transitional Center to Oklahoma's system, idling the Tulsa facility during the third quarter of 2020.  Closure of the Tulsa facility followed the closure of the 200-bed Oklahoma City Transitional Center during the second quarter of 2020, and the 289-bed Turley Residential Center in Oklahoma in 2019.  We reactivated the Turley Residential Center during the first quarter of 2021 pursuant to a new contract awarded from the BOP during the fourth quarter of 2020 for residential reentry and home confinement services to be provided in the state of Oklahoma, and provide the BOP additional reentry services at our owned and operated Oklahoma Reentry Opportunity Center, which supplements the existing utilization by the state of Oklahoma, pursuant to this new contract.

During April 2021, as a result of lower resident populations from Denver County because of COVID-19, we transferred the resident populations at our 90-bed Ulster Facility in Colorado to our Dahlia Facility in Colorado, idling the Ulster Facility.

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

Self-funded insurance reserves.  As of March 31, 2021, we had $47.3 million in accrued liabilities for employee health, workers' compensation, and automobile insurance claims.  We are significantly self-insured for employee health, workers' compensation, and automobile liability insurance claims.  As such, our insurance expense is largely dependent on claims experience and our ability to control our claims.  We have consistently accrued the estimated liability for employee health insurance claims based on our history of claims experience and the estimated time lag between the incident date and the date we pay the claims.  We have accrued the estimated liability for workers' compensation claims based on an actuarial valuation of the outstanding liabilities, discounted to the net present value of the outstanding liabilities, using a combination of actuarial methods used to project ultimate losses, and our automobile insurance claims based on estimated development factors on claims incurred. The liability for employee health, workers' compensation, and automobile insurance includes estimates for both claims incurred and for claims incurred but not reported.  These estimates could change in the future.  It is possible that future cash flows and results of operations could be materially affected by changes in our assumptions, new developments, or by the effectiveness of our strategies.

Legal reserves.  As of March 31, 2021, we had $4.0 million in accrued liabilities under the provisions of ASC Subtopic 450-20, "Loss Contingencies," related to certain claims and legal proceedings in which we are involved, and an additional $56.0 million pursuant to a settlement agreement reached during April 2021 in connection with shareholder litigation, as more fully described in Note 8 to our financial statements.  We have accrued our best estimate of the probable costs for the resolution of these claims, if estimable.  In addition, we are subject to current and potential future claims and legal proceedings for which little or no accrual has been reflected because our current assessment of the potential exposure is nominal, or because we cannot reasonably estimate the amount of loss or range of loss, if any, that may result.  These estimates have been developed in consultation with our General Counsel's office and, as appropriate, outside counsel handling these matters, and are based upon an analysis of potential results, assuming a combination of litigation and settlement strategies.  It is possible that future cash flows and results of operations could be materially affected by changes in our assumptions, new developments, or by the effectiveness of our litigation and settlement strategies.

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

	Effective	CoreCivic
	Date	Safety	Community	Properties	Total
Facilities as of December 31, 2019		50	29	28	107
Acquisition of a portfolio of government- leased properties	January 2020	—	—	28	28
Commencement of the Lansing Correctional Facility lease	January 2020	—	—	1	1
Termination of contract and lease of a Colorado reentry center	January 2020	—	(1)	—	(1)
Sale of an idled residential reentry center in Arizona	April 2020	—	(1)	—	(1)
Sale of an idled non-core facility in Tennessee	May 2020	(1)	—	—	(1)
Expiration of a managed-only contract in Tennessee	October 2020	(1)	—	—	(1)
Expiration of a managed-only contract in Tennessee	December 2020	(1)	—	—	(1)
Sale of a portfolio of government- leased properties	December 2020	—	—	(42)	(42)
Facilities as of December 31, 2020		47	27	15	89
Termination of contract and lease of a Colorado reentry center	January 2021	—	(1)	—	(1)
Facilities as of March 31, 2021		47	26	15	88

Three Months Ended March 31, 2021 Compared to the Three Months Ended March 31, 2020

Net loss attributable to common stockholders was $125.6 million, or $1.05 per diluted share, for the three months ended March 31, 2021, compared with net income attributable to common stockholders of $32.1 million, or $0.27 per diluted share, for the three months ended March 31, 2020.  Financial results for the three months ended March 31, 2021 reflected an income tax charge of $113.5 million, including $114.2 million for income taxes associated with the change in corporate tax structure and other special tax items, compared with income tax expense of $3.8 million during the first quarter of 2020, when the Company qualified as a REIT. Income taxes in the prior year quarter reflected a non-recurring deferred tax expense of $3.1 million.  Financial results for the three months ended March 31, 2021 also included charges of $51.7 million related to the aforementioned settlement agreement reached during April 2021 in connection with shareholder litigation, $1.6 million of incremental expenses directly associated with COVID-19 (reflected in operating expenses), and $1.3 million of asset impairments, all partially offset by an income tax benefit of $14.1 million associated with these special items.

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

For the three months ended March 31, 2021 and 2020, our total segment net operating income, which we define as facility revenue (including interest income associated with finance leases) less operating expenses, was divided among our three business segments as follows:

	For the Three Months Ended March 31,
	2021	2020
Segment:
Safety	84.1%	82.0%
Community	2.0%	4.7%
Properties	13.9%	13.3%

Facility Operations

A key performance indicator we use to measure the revenue and expenses associated with the operation of the correctional, detention, and residential reentry facilities we own or manage is expressed in terms of a compensated man-day, which represents the revenue we generate and expenses we incur for one offender for one calendar day.  Revenue and expenses per compensated man-day are computed by dividing facility revenue and expenses by the total number of compensated man-days during the period.  A compensated man-day represents a calendar day for which we are paid for the occupancy of an offender. We believe the measurement is useful because we are compensated for operating and managing facilities at an offender per diem rate based upon actual or minimum guaranteed occupancy levels.  We also measure our costs on a per compensated man-day basis, which is largely dependent upon the number of offenders we accommodate.  Further, per compensated man-day measurements are also used to estimate our potential profitability based on certain occupancy levels relative to design capacity.  Revenue and expenses per compensated man-day for all of the correctional, detention, and residential reentry facilities placed into service that we owned or managed, exclusive of those held for lease, and for TransCor were as follows for the three months ended March 31, 2021 and 2020:

	For the Three Months Ended March 31,
	2021	2020
Revenue per compensated man-day	$89.80	$81.92
Operating expenses per compensated man-day:
Fixed expense	49.65	45.43
Variable expense	17.58	16.36
Total	67.23	61.79
Operating income per compensated man-day	$22.57	$20.13
Operating margin	25.1%	24.6%
Average compensated occupancy	69.9%	79.0%
Average available beds	75,236	78,019
Average compensated population	52,595	61,617

Revenue

Total revenue consists of management revenue we generate through CoreCivic Safety and CoreCivic Community in the operation of correctional, detention, and residential reentry facilities, as well as the revenue we generate from TransCor and our electronic monitoring and case management services.  Total revenue also consists of lease revenue we generate through CoreCivic Properties from facilities we lease to third-party operators.  The following table reflects the components of revenue for the three months ended March 31, 2021 and 2020 (in millions):

	For the Three Months Ended March 31,
	2021	2020	$ Change	% Change
Management revenue:
Federal	$254.5	$251.3	$3.2	1.3%
State	143.8	166.6	(22.8)	(13.7%)
Local	12.4	25.6	(13.2)	(51.6%)
Other	22.7	24.8	(2.1)	(8.5%)
Total management revenue	433.4	468.3	(34.9)	(7.5%)
Lease revenue	21.3	22.7	(1.4)	(6.2%)
Other revenue	—	0.1	(0.1)	—
Total revenue	$454.7	$491.1	$(36.4)	(7.4%)

The $34.9 million, or 7.5%, decrease in total management revenue for the three months ended March 31, 2021 as compared with the same period in 2020 was primarily a result of a decrease in revenue of approximately $71.5 million caused primarily by a decrease in the average daily compensated population from 2020 to 2021, including the effect of one less day of operations in the first quarter of 2021 due to a leap year in 2020.  In addition, revenue generated from our electronic monitoring and case management services decreased $0.7 million in the first quarter of 2021 when compared to the same period in 2020, primarily as a result of fewer court hearings and referrals due to COVID-19.  The decrease in management revenue was partially offset by an increase in revenue of approximately $37.3 million driven primarily by an increase of 9.6% in average revenue per compensated man-day. The increase in average revenue per compensated man-day resulted from (i) lower population levels which are charged at a higher average per diem for contracts under a tiered structure, (ii) compensation for the assumption of medical services at one of our detention facilities, (iii) the effect of per diem increases at several of our facilities, as well as (iv) a higher mix of federal populations at higher per diem rates.  These increases were net of the effect of the amended IGSA associated with our South Texas Family Residential Center, which was effective beginning in the fourth quarter of 2020, as further described hereafter.

Average daily compensated population decreased 9,022, or 14.6%, to 52,595 during the three months ended March 31, 2021 compared to 61,617 during the three months ended March 31, 2020. Average daily compensated population decreased primarily as a result of COVID-19, as further described hereafter. The decrease in average daily compensated population was also a result of a reduction in ICE populations, also as further described hereafter, and as a result of the contract terminations at the 1,348-bed Metro-Davidson County Detention Facility and the 1,046-bed Silverdale Detention Center, both managed-only facilities, in the fourth quarter of 2020.

The solutions we provide to our federal customers, including primarily ICE, the USMS, and the BOP, continue to be a significant component of our business. The federal customers in our Safety and Community segments generated approximately 56% and 51% of our total revenue for the three months ended March 31, 2021 and 2020, respectively, increasing $3.2 million, or 1.3%, during the three months ended March 31, 2021 as compared with the same period in 2020.

The decision near the end of the first quarter of 2020 by the federal government to deny entry at the United States southern border to asylum-seekers and anyone crossing the southern border without proper documentation or authority in an effort to contain the spread of COVID-19 resulted in a reduction in people being apprehended and detained by ICE.  Revenue from ICE declined to $542.0 million during 2020 from $579.5 million during 2019.  The financial impact was somewhat mitigated by fixed monthly payments from ICE at certain facilities, to ensure ICE has adequate bed capacity in the event of a surge.  Since February 2021, however, we have begun to experience monthly increases in the number of people detained by ICE in our facilities.  During the first quarter of 2021, revenue from ICE was $131.5 million, compared to $138.0 million during the first quarter of 2020.

State revenues from contracts at correctional, detention, and residential reentry facilities that we operate decreased $22.8 million, or 13.7%, from the first quarter of 2020 to the first quarter of 2021.  State revenues primarily decreased as a result of the effect of an overall decline in state inmate populations resulting from COVID-19.  In addition, the decrease in state revenues was also a result of one less day of operations due to a leap year in 2020, the decrease in Oklahoma state inmate populations, primarily at our 1,600-bed Cimarron Correctional Facility, as further described hereafter, and due to the anticipated transfer of Mississippi state inmate populations from our Tallahatchie County Correctional Facility occupied under an emergency contract signed during the first quarter of 2020 back to the state of Mississippi during the first quarter of 2021, also as further described hereafter. The decrease in state revenues was partially offset by the revenue generated by a new contract with the state of Idaho at our Saguaro Correctional Facility in Arizona, as further described hereafter, as well as per diem increases under numerous other state contracts.

Prior to the COVID-19 pandemic, several of our state partners had been experiencing improvements in their budgets, which helped us secure per diem increases at certain facilities.  Further, several of our existing state partners, as well as prospective state partners, have been experiencing growth in offender populations and overcrowded conditions, are considering alternative correctional capacity for their aged and inefficient infrastructure, or are seeking cost savings by utilizing the private sector.  The COVID-19 pandemic has had, and we currently expect that the COVID-19 pandemic will continue to have, a negative impact on many of our state partners' budgets, though we cannot predict the ultimate impact COVID-19 will have on our revenue and per diem rates from our state partners.

We have implemented enhanced hygiene practices, suspended visitation in consultation with our government partners, separated vulnerable inmate populations for their additional protection, followed guidelines provided by the United States Centers for Disease Control and Prevention for Correctional and Detention Facilities, and have taken many other actions intended to limit the spread of COVID-19 among our staff and residents within our correctional, detention, and reentry facilities.  However, we cannot predict government responses to an increase in staff or residents testing positive for COVID-19 within public and private correctional, detention and reentry facilities, nor can we predict COVID-19 related restrictions on individuals, businesses, and services that disrupt the criminal justice system.  Certain government agencies have released, may be considering releasing, or may be experiencing pressure to release, certain inmates and detainees as a result of COVID-19, including those inmates and detainees considered vulnerable to serious illness or death in the event of COVID-19 infection, those with sentences ending in the next year, or those being held on a minor supervision violation.  Further, we cannot predict government policies on prosecutions and legal restrictions as a result of COVID-19 that affect the number of people placed in correctional, detention, and reentry facilities. We currently expect the federal government’s policy of denying entry at the United States southern border to asylum-seekers and anyone crossing the southern border without proper documentation or authority, as well as the disruptions to the criminal justice system, to persist at least until vaccines for COVID-19 have been widely disseminated, which could result in a further reduction in the number of offenders placed in our facilities.  Such actions could, either alone or in combination, have a material effect on our financial position, results of operations and cash flows.

During the third quarter of 2020, largely due to a lower number of inmate populations in the state of Oklahoma resulting from COVID-19, combined with the consequential impact of COVID-19 on the State's budget, we agreed with the State to idle our 1,600-bed Cimarron Correctional Facility.  We also transferred the remaining resident populations at our 390-bed Tulsa Transitional Center to Oklahoma's system, idling the Tulsa facility during the third quarter of 2020.  We did not idle the Cimarron facility because we subsequently entered into a new contract under an IGSA between the city of Cushing, Oklahoma and the USMS to quickly repurpose the facility to serve a federal need.  From the end of the first quarter of 2020 to March 31, 2021, excluding the closure of our Cimarron facility to Oklahoma inmate populations, our state populations declined by approximately 5,200 inmates, or 16.2%, predominantly due to government actions to help prevent the spread of COVID-19.

Local revenues from contracts at correctional, detention, and residential reentry facilities that we operate decreased $13.2 million, or 51.6%, from the first quarter of 2020 to the first quarter of 2021 primarily as a result of the contract terminations at the 1,348-bed Metro-Davidson County Detention Facility and the 1,046-bed Silverdale Detention Center, both managed-only facilities, in the fourth quarter of 2020, as further described hereafter.  Local revenues also decreased as a result of an overall decline in local inmate populations resulting from COVID-19, mostly at our CoreCivic Community facilities.

The $1.4 million, or 6.2%, decrease in lease revenue from the first quarter of 2020 to the comparable period in 2021 was primarily a result of the sale of 42 non-core government-leased properties in December 2020, as further described hereafter.  The decrease in lease revenue was net of the lease revenue resulting from the commencement of the lease of the 656-bed Southeast Correctional Complex in Wheelwright, Kentucky in the third quarter of 2020, also as further described hereafter.

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

Operating Expenses

Operating expenses totaled $332.9 million and $362.3 million for the three months ended March 31, 2021 and 2020, respectively. Operating expenses consist of those expenses incurred in the operation and management of correctional, detention, and residential reentry facilities, as well as those expenses incurred in the operations of TransCor and our electronic monitoring and case management services.  Operating expenses also consist of those expenses incurred in the operation of facilities we lease to third-party operators.

Expenses incurred by CoreCivic Safety and CoreCivic Community in connection with the operation and management of our correctional, detention, and residential reentry facilities, as well as those incurred in the operations of TransCor and our electronic monitoring and case management services, decreased $28.7 million, or 8.1%, during the first quarter of 2021 when compared with the same period in

2020. Similar to our management revenue, there were several factors that contributed to the decrease in operating expenses incurred in these segments.  Operating expenses decreased primarily as a result of lower staffing and service levels that were consistent with the lower occupancy levels during the COVID-19 pandemic. In addition, consistent with the reduction in revenue from our electronic monitoring and case management services, operating expenses from these services also decreased due to fewer court hearings and referrals due to COVID-19.  The decrease in operating expenses was also a result of one less day of operations in the first quarter of 2021 due to a leap year in 2020, as well as the contract terminations at the 1,348-bed Metro-Davidson County Detention Facility and the 1,046-bed Silverdale Detention Center, both managed-only facilities, in the fourth quarter of 2020. The decrease in operating expenses during the three months ended March 31, 2021 when compared to the same period in 2020 was partially offset by our incremental expenses associated with COVID-19.

Total expenses per compensated man-day increased to $67.23 during the three months ended March 31, 2021 from $61.79 during the three months ended March 31, 2020. Fixed expenses per compensated man-day increased to $49.65 during the three months ended March 31, 2021 from $45.43 during the same period in the prior year.  Recent increases in the unemployment rate caused by COVID-19 notwithstanding, as the economy improved and the nation's unemployment rate declined, we experienced wage pressures in certain markets across the country, and provided wage increases to remain competitive. Nonetheless, we have incurred, and expect to continue to incur, incremental expenses in the short-term to help ensure sufficient staffing levels under unique and challenging working conditions.  Further, recruiting has been particularly challenging during the pandemic due to the front-line nature of the services we provide.  Incremental expenses include, but may not be limited to, incentive payments to our line and field staff, additional paid time off, as well as expenses to procure personal protective equipment and other supplies.  During the first quarter of 2021, we incurred $1.6 million of incremental expenses associated with COVID-19. We did not incur incremental expenses associated with COVID-19 in the first quarter of 2020, as the effects of the pandemic were just beginning. These incremental expenses contributed to the increase in fixed expenses per compensated man-day during 2021 compared to 2020.  We also provided wage increases to most of our facility staff during the third quarter of 2020.  We continually monitor compensation levels very closely along with overall economic conditions and will set wage levels necessary to help ensure the long-term success of our business.  Further, we continually evaluate the structure of our employee benefits package and training programs to ensure we are better able to attract and retain our employees.  Salaries and benefits represent the most significant component of our operating expenses, representing approximately 60% of our total operating expenses for the first quarter of 2021 and 61% of our total operating expenses during 2020.

Operating expenses incurred by CoreCivic Properties in connection with facilities we lease to third-party operators decreased $0.7 million, or 9.8%, during the first quarter of 2021 when compared with the same period in 2020. The decrease in expenses in this segment was primarily a result of the sale of 42 non-core government-leased properties in December 2020, as further described hereafter.

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

Unlike the BOP, the USMS does not own detention capacity and relies on the private sector, along with county jails, for their detainee population. The USMS has indicated that it has been advised by the Office of the Deputy Attorney General not to renew existing contracts, or enter into new contracts for private detention facilities. The USMS has notified the Company that it will not be renewing its contract for our Northeast Ohio Correctional Center, which expires May 30, 2021. We currently have eight detention facilities that have separate contracts where the USMS is the primary customer that all expire at various times over the next several years, with the exception of two contracts that have indefinite terms. Non-renewal of these contracts, or the expansion of such a similar order to ICE, an agency of the DHS, would have a material adverse effect on our business, financial condition, and results of operations. For the year ended December 31, 2020, USMS and ICE accounted for 21% ($396.3 million) and 28% ($541.9 million), respectively, of our total revenue. No contracts with the BOP, USMS or ICE expired during the first quarter of 2021.

Based on information available as of the date of this Quarterly Report, other than the contracts with the USMS at our Northeast Ohio, West Tennessee, and Leavenworth facilities previously mentioned, for which future utilization by the USMS is uncertain, and at our Crossroads Correctional Center, we believe we will renew all other contracts with our government partners that have expired or are scheduled to expire within the next twelve months that could have a material adverse impact on our financial statements.  We believe our renewal rate on existing contracts remains high due to a variety of reasons including, but not limited to, the constrained supply of available beds within the U.S. correctional system, our ownership of the majority of the beds we operate, and the cost effectiveness of the services we provide.  However, we cannot assure we will continue to achieve such renewal rates in the future.  The four contracts with the USMS mentioned above generated management revenue of $87.7 million during the year ended December 31, 2020.

CoreCivic Safety

CoreCivic Safety includes the operating results of the correctional and detention facilities that we operated during each period.  Total revenue generated by CoreCivic Safety decreased $28.0 million, or 6.4%, from $437.8 million during the first quarter of 2020 to $409.8 million in the first quarter of 2021. CoreCivic Safety's facility net operating income, or facility revenues less operating expenses, decreased $2.7 million, or 2.5%, from $107.0 million during the three months ended March 31, 2020 to $104.3 million during the three months ended March 31, 2021. During the three months ended March 31, 2021, CoreCivic Safety generated 84.1% of our total segment net operating income, compared with 82.0% during the three months ended March 31, 2020.

The following table displays the revenue and expenses per compensated man-day for CoreCivic Safety's correctional and detention facilities placed into service that we own and manage and for the facilities we manage but do not own, inclusive of the transportation services provided by TransCor:

	For the Three Months Ended March 31,
	2021	2020
CoreCivic Safety Facilities:
Revenue per compensated man-day	$91.25	$83.37
Operating expenses per compensated man-day:
Fixed expense	49.96	46.15
Variable expense	18.05	16.84
Total	68.01	62.99
Operating income per compensated man-day	$23.24	$20.38
Operating margin	25.5%	24.4%
Average compensated occupancy	71.3%	79.4%
Average available beds	70,003	72,689
Average compensated population	49,895	57,699

As previously mentioned, COVID-19 was the primary factor in the reduction of average compensated populations in the CoreCivic Safety segment from the first quarter of 2020 to the first quarter of 2021.  The negative impact on operating margins during the three months ended March 31, 2021 resulting from the reduced populations and increased operating expenses per man-day, which was driven primarily by increases in salaries and benefits expenses, as previously described herein, was offset primarily by a 9.5% increase in average revenue per compensated man-day.  Average revenue per compensated man-day increased as a result of the factors previously described herein.  In an effort to mitigate the spread of COVID-19 and at the direction of our government partners, we significantly reduced the level of movement within our facilities, which was also a contributing factor in offsetting the negative impact on operating margins during the first quarter of 2021 as our staffing was able to be more efficiently managed.  We intend to work with our government partners and follow national health standards in reinstating normal movement within our facilities.

On September 15, 2020, we announced that we entered into a new contract under an IGSA between the city of Cushing, Oklahoma and the USMS to utilize our 1,600-bed Cimarron Correctional Facility. We had previously announced our intention to idle the Cimarron facility during the third quarter of 2020, predominantly due to a lower number of inmate populations from the state of Oklahoma resulting from COVID-19, combined with the consequential impact of COVID-19 on the State's budget. The new management contract commenced on September 15, 2020, and has an initial term of three years, with unlimited 24-month extension options thereafter upon mutual agreement.  As of March 31, 2021, we cared for 981 USMS detainees at the Cimarron facility.  During the three months ended March 31 2021 and 2020, this facility generated facility net operating income of $2.0 million and incurred an operating loss of $0.3 million, respectively.

On January 9, 2020, we announced that we entered into a new emergency contract with the state of Mississippi to care for up to 375 of Mississippi's inmates at the Tallahatchie facility, to assist the State with significant challenges in its correctional system.  The contract had a term of ninety days, which the State could extend for up to two additional ninety-day terms.  The State subsequently expanded the contract to 1,000 inmates during the second quarter of 2020, and extended the contract through April 2021, but no longer needed the capacity and transferred the inmates back to the State during the first quarter of 2021.  During the three months ended March 31, 2021 and 2020, management revenue from this contract was $0.2 million and $3.0 million, respectively.

Effective August 1, 2019, we were awarded a new contract with the Kansas Department of Corrections, or KDOC, to care for offenders at our 1,896-bed Saguaro Correctional Facility in Arizona, where we also care for inmates from Hawaii and Nevada.  We accepted 120 offenders from the KDOC in October 2019.  During the first quarter of 2020, we generated $0.8 million of revenue from the KDOC under this contract.  During the second quarter of 2020, this contract was extended through July 2021.  However, due to available capacity in the state of Kansas, partially as a result of the completion of construction of our Lansing Correctional Facility, these inmates were returned to the State in December 2020.  During the third quarter of 2020, we were also awarded a new contract with the Idaho Department of Correction, or IDOC, to care for up to 1,200 adult male offenders at the Saguaro facility. Subject to available capacity, we may also care for IDOC offenders at our 4,128-bed Central Arizona Florence Correctional Complex under terms of the contract.  The new management contract with the IDOC commenced on August 18, 2020, and has an initial term of five years, with unlimited extension options thereafter upon mutual agreement.  During the first quarter of 2021, we generated $2.8 million of revenue from the IDOC under this contract.  As of March 31, 2021, we cared for 431 IDOC offenders at our Saguaro facility.

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

During the third quarter of 2020, we provided notice to the local counties utilizing the Silverdale Detention Center and the Metro-Davidson County Detention Facility, both in Tennessee, of our intent to terminate the contracts at these managed-only facilities.  We transitioned operations of the Metro facility in October 2020, and transitioned operations of the Silverdale facility in December 2020.  During the time we operated these two facilities in 2020, they collectively incurred an operating loss of $4.7 million, including an operating loss of $0.8 million during the first quarter of 2020.  As a result of these expected contract terminations, during the second quarter of 2020, we also recognized goodwill impairments of $2.0 million associated with these two managed-only facilities' reporting units.

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

In the event AB32 is implemented so as to prohibit ICE‑contracted private detention facilities, the federal government could be prohibited from renewing its contract for us to operate our 1,994-bed Otay Mesa Detention Center, which is currently scheduled to expire in December 2024.  A potential non-renewal of our contract to operate the Otay Mesa Detention Center could have a significant impact on our results of operations and cash flows at the time of non-renewal.

CoreCivic Community

CoreCivic Community includes the operating results of the residential reentry centers that we operated during each period, along with the operating results of our electronic monitoring and case management services.  Total revenue generated by CoreCivic Community decreased $6.9 million, or 22.7%, from $30.6 million during the first quarter of 2020 to $23.7 million during the first quarter of 2021. CoreCivic Community's facility net operating income decreased $3.6 million, or 58.4%, from $6.2 million during the three months ended March 31, 2020 to $2.6 million during the three months ended March 31, 2021.  During the three months ended March 31, 2021,

CoreCivic Community generated 2.0% of our total segment net operating income, compared with 4.7% during the three months ended March 31, 2020.

The following table displays the revenue and expenses per compensated man-day for CoreCivic Community's residential reentry facilities placed into service that we own and manage, but exclusive of the electronic monitoring and case management services given that revenue is not generated on a per compensated man-day basis for these services:

	For the Three Months Ended March 31,
	2021	2020
CoreCivic Community Facilities:
Revenue per compensated man-day	$63.00	$60.46
Operating expenses per compensated man-day:
Fixed expense	43.91	34.83
Variable expense	8.82	9.31
Total	52.73	44.14
Operating income per compensated man-day	$10.27	$16.32
Operating margin	16.3%	27.0%
Average compensated occupancy	51.6%	73.5%
Average available beds	5,233	5,330
Average compensated population	2,700	3,918

Operating margins in the CoreCivic Community segment during the first quarter of 2021 were negatively impacted by the reduction in average compensated population.  The average compensated population reduction was primarily driven by COVID-19, including a decline in utilization from the states of Oklahoma and Colorado because of COVID-19, which led to the consolidation of residents located in the respective states, and the closure of several of our residential reentry facilities. The 200-bed Oklahoma City Transitional Center in Oklahoma and the 60-bed Columbine Facility in Colorado closed in the second quarter of 2020, the 390-bed Tulsa Transitional Center in Oklahoma closed in the third quarter of 2020, and the 90-bed Ulster Facility in Colorado closed in the second quarter of 2021.  Operating margins were also negatively impacted by an increase in operating expenses, which was driven primarily by increases in salaries and benefits expenses per compensated man-day across the portfolio, as previously described herein.

During the fourth quarter of 2020, the BOP awarded a new contract to us for residential reentry and home confinement services pursuant to a solicitation for capacity and services to be provided in the state of Oklahoma.  As a result, we reactivated the Turley Residential Center, which closed during the second quarter of 2019, during the first quarter of 2021 and provide the BOP additional reentry services at our owned and operated Oklahoma Reentry Opportunity Center, which supplements the existing utilization by the state of Oklahoma, pursuant to this new contract.

During the third quarter of 2020, Adams County, Colorado, notified us that, pursuant to a re-bid of the contract at the 184-bed Henderson Transitional Center, a facility we leased from the County, it awarded the contract to another operator.  We transitioned operations to the other operator upon expiration of the contract in January 2021. During 2020, this facility generated net operating income of $0.7 million, including $0.4 million during the first quarter of 2020.

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

CoreCivic Properties

CoreCivic Properties includes the operating results of the properties we leased to third parties and that were used by government agencies during each period.  Total revenue generated by CoreCivic Properties decreased $1.4 million, or 6.3%, from $22.7 million in the first quarter of 2020 to $21.3 million in the first quarter of 2021.  CoreCivic Properties' facility net operating income decreased $0.7 million, or 4.7%, from $15.7 million in the first quarter of 2020 to $15.0 million in the first quarter of 2021.  The decreases in total revenue and net operating income were primarily the result of the portfolio of 42 properties we sold in December 2020, as further described hereafter. During the three months ended March 31, 2021, CoreCivic Properties generated 13.9% of our total segment net operating income, compared with 13.3% during the three months ended March 31, 2020.

On December 9, 2019, we entered into a lease with the Commonwealth of Kentucky Department of Corrections, or KYDOC, for our previously idled 656-bed Southeast Correctional Complex in Wheelwright, Kentucky. The lease commenced July 1, 2020, has an initial term of ten years and includes five two-year renewal options.  The KYDOC has the option to purchase the facility at its fair market value at any time during the term of the lease. Net operating income at the Southeast Correctional Complex increased $1.1 million during the first quarter of 2021 from the prior year quarter.  This facility had previously been idle since 2012.

On January 2, 2020, we completed the acquisition of a portfolio of 28 properties, all of which were built-to-suit and leased to the federal government through the General Services Administration, or GSA, 24 of which the counter-party contributed to Government Real Estate Solutions, LLC, or GRES.  The 445,000 square foot portfolio serves numerous federal agencies, including primarily the Social Security Administration, or SSA, the DHS, and the Office of Hearings Operations. On December 23, 2020, we completed the sale of 42 non-core government-leased properties, including this portfolio of 28 properties, in a single transaction to a third party for an aggregate price of $106.5 million, generating net proceeds of $27.8 million after the repayment of non-recourse mortgage notes associated with some of the properties and other transaction-related costs. During 2020, these 42 properties generated facility net operating income of $9.3 million, including $2.3 million during the first quarter of 2020.  After considering tax protection payments required to be paid to the contributing partners of GRES in connection with the sale, we reported a net loss on this sale of $17.9 million during the fourth quarter of 2020.  We intend to dissolve GRES in 2021, and extinguish the operating partnership units for no consideration, which will result in a gain upon dissolution of the partnership of $15.0 million to $20.0 million, assuming we take no further actions that impact the partnership, that would be reflected as an increase to stockholders' equity.

We intend to pursue the sale of additional non-core assets in the Properties segment, reinvesting the net proceeds into new opportunities in the Properties segment and to repay debt.  As of March 31, 2021, we had four additional non-core real estate assets held for sale with a net book value of $281.5 million.  Although we can provide no assurance, based on interest expressed to-date, we are hopeful to consummate the sale of these assets during the second quarter of 2021.  If we are successful in consummating the sale of these assets, combined with the sale completed in the fourth quarter of 2020, we expect the net proceeds from our sale of non-core assets will be consistent with our original estimate of up to $150 million. Three of these properties are leased to federal and state government agencies with strong credit profiles, creating an opportune time to redeploy this capital into projects generating higher returns like those we plan to develop in Alabama, as further described hereafter, or to pay-down debt.

General and administrative expenses

For the three months ended March 31, 2021 and 2020, general and administrative expenses totaled $29.5 million and $31.3 million, respectively.  General and administrative expenses consist primarily of corporate management salaries and benefits, professional fees, and other administrative expenses.  General and administrative expenses decreased from the prior year period primarily as a result of a curtailment of certain expenses, such as travel, due to restrictions imposed because of COVID-19, and a decrease in certain other expenses, net of an increase in salaries and benefits, including incentive compensation expense.

Depreciation and amortization

For the three months ended March 31, 2021 and 2020, depreciation and amortization expense totaled $32.7 million and $38.0 million, respectively.  The decrease in depreciation and amortization expense is primarily due to the sale of 42 non-core government-leased properties in December 2020, as well as suspension of depreciation on the assets held for sale, each as previously described herein.

Shareholder litigation expense

On April 16, 2021, we reached an agreement in principle to settle a purported securities class action lawsuit that was filed on August 23, 2016 in the United States District Court for the Middle District of Tennessee, or the District Court, captioned Grae v. Corrections Corporation of America et al.  The monetary terms of the settlement include a payment of $56.0 million in return for a dismissal of the case with prejudice and a full release of all claims against all defendants.  The proposed settlement contains no admission of liability, wrongdoing, or responsibility by any of the defendants and is subject to the negotiation and execution of a definitive settlement agreement, and court approval of such definitive settlement agreement.  A jury trial for the case was previously scheduled to begin May 10, 2021, which the District Court removed from its calendar following the parties informing the District Court of the settlement agreement.  As a result of the settlement, we recognized an expense of $51.7 million, which is net of the remaining insurance available under the Company's policies.

Interest expense, net

Interest expense is reported net of interest income and capitalized interest for the three months ended March 31, 2021 and 2020.  Gross interest expense, net of capitalized interest, was $20.9 million and $24.5 million for the three months ended March 31, 2021 and 2020, respectively. Gross interest expense is based on outstanding borrowings under our revolving credit facility, our outstanding Incremental Term Loan A, or Term Loan A, our outstanding $250.00 million Senior Secured Term Loan B, or Term Loan B, our outstanding senior notes, and our outstanding non-recourse mortgage notes, as well as the amortization of loan costs and unused facility fees.  The decrease in gross interest expense primarily resulted from a decrease in the average outstanding balance on our revolving credit facility and the repayment of non-recourse mortgage notes associated with GRES in December 2020, as further described hereafter.

We have benefited from relatively low interest rates on our revolving credit facility, which is largely based on the London Interbank Offered Rate, or LIBOR.  Based on our total leverage ratio, borrowings under our revolving credit facility during 2020 and the first three months of 2021 were at the base rate plus a margin of 0.50% or at LIBOR plus a margin of 1.50%, and a commitment fee equal to 0.35% of the unfunded balance. Interest rates under the Term Loan A are the same as the interest rates under our revolving credit facility.

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

On April 14, 2021, we completed a registered offering of $450.0 million aggregate principal amount of 8.25% senior unsecured notes due 2026, or the 8.25% Senior Notes, which are guaranteed by our existing and future subsidiaries that guarantee the Bank Credit Facility. The 8.25% Senior Notes were priced at 99.0% of face value and as a result have an effective yield to maturity of 8.50%. We used a significant amount of the net proceeds from the offering of the 8.25% Senior Notes (i) to redeem all of our $250.0 million aggregate principal amount of 5.0% senior unsecured notes due 2022, or the 5.0% Senior Notes, including the payment of the applicable "make-whole" redemption amount of $15.5 million and accrued interest, and (ii) to otherwise repay or reduce our other indebtedness, including repurchasing $149.0 million of our $350.0 million principal amount of 4.625% senior unsecured notes due 2023, or the 4.625% Senior Notes, at an aggregate purchase price of $151.2 million in privately negotiated transactions, reducing the outstanding balance of the 4.625% Senior Notes to $201.0 million.  The "make-whole" redemption amount paid in connection with the redemption of the 5.0% Senior Notes and the aggregate price paid for the 4.625% Senior Notes in excess of the principal amount of the notes repurchased will result in charges of approximately $17.7 million during the second quarter of 2021.  The remaining net proceeds were used to pay-down a portion of the amounts outstanding under the Revolving Credit Facility and for general corporate purposes. The issuance of 8.25% Senior Notes will result in an increase in interest expense in future quarters because of an increase in the coupon rate applicable to our outstanding debt.  Additionally, we will experience increased interest expense during the second quarter related to the continued accrual of interest related to the 5.0% Senior Notes until the redemption date on May 14, 2021, thereby incurring interest expense on both the 8.25% Senior Notes and the 5.0% Senior Notes for the 30-day notice period for redemption commencing on April 14, 2021.

Gross interest income was $2.5 million and $2.0 million for the three months ended March 31, 2021 and 2020, respectively. Gross interest income is earned on notes receivable, investments, cash and cash equivalents, and restricted cash.  Interest income also includes interest income associated with the 20-year finance receivable associated with the Lansing Correctional Facility lease to the KDOC, which commenced in January 2020, and amounted to $2.2 million and $1.6 million for the three months ended March 31, 2021 and 2020, respectively.  Total capitalized interest was $28,000 and $526,000 during the three months ended March 31, 2021 and 2020, respectively. Capitalized interest in 2020 was primarily associated with the construction of the Lansing Correctional Facility.

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

On August 5, 2020, we announced that our BOD unanimously approved a plan to revoke our REIT election and become a taxable C Corporation, effective January 1, 2021.  As a result, we are no longer required to operate under REIT rules, including the requirement to distribute at least 90% of our taxable income to our stockholders, which provides us with greater flexibility to use our free cash flow.  We continued to operate as a REIT for the remainder of the 2020 tax year, and existing REIT requirements and limitations, including those established by our organizational documents, remained in place until January 1, 2021.  Effective January 1, 2021, we are subject to federal and state income taxes on our taxable income at applicable tax rates, and are no longer entitled to a tax deduction for dividends paid. CoreCivic recorded income tax expense of $113.5 million and $3.8 million for the three months ended March 31, 2021 and 2020, respectively.  Income tax expense for the first quarter of 2021 included $114.2 million primarily resulting from the revaluation of the Company's net deferred tax liabilities due to the completion of all significant actions necessary to revoke its REIT election. Income tax expense related to operations for the three months ended March 31, 2021 was partially offset by an income tax benefit of $14.1 million associated with the settlement agreement reached on April 16, 2021 in connection with the shareholder litigation, incremental expenses directly associated with COVID-19 (reflected in operating expenses), and asset impairments.

Income tax expense during the three months ended March 31, 2020 included $3.1 million that had been deferred during the construction period of our Lansing Correctional Facility, which was owned by a TRS of ours until it converted to a qualified REIT subsidiary, or QRS, upon completion of construction in the first quarter of 2020.  Because ownership of this facility reverts to the state of Kansas upon expiration of the twenty-year lease, the construction and subsequent lease of the facility to the State was a deemed sale for federal and state income tax purposes.  The gain on sale was reported as a deferred tax asset based on the percentage of completion method over the construction period.  This deferred tax asset was revalued to zero upon conversion of the TRS to a QRS.

Our effective tax rate could fluctuate in the future based on changes in estimates of taxable income, the implementation of additional tax planning strategies, changes in federal or state tax rates or laws affecting tax credits available to us, changes in other tax laws, changes in estimates related to uncertain tax positions, or changes in state apportionment factors, as well as changes in the valuation allowance applied to our deferred tax assets that are based primarily on the amount of state net operating losses and tax credits that could expire unused.

LIQUIDITY AND CAPITAL RESOURCES

Our principal capital requirements are for working capital, capital expenditures, and debt service payments, as well as outstanding commitments and contingencies, as further discussed in the notes to our financial statements.

As a result of the BOD decision to revoke our REIT election and become a taxable C Corporation effective January 1, 2021, we are no longer required to operate under REIT rules, including the requirement to distribute at least 90% of our taxable income to our stockholders, which will provide us with greater flexibility to use our free cash flow.

Effective January 1, 2021, we are subject to federal and state income taxes on our taxable income at applicable tax rates, and are no longer entitled to a tax deduction for dividends paid. However, we believe this conversion will improve our overall credit profile and lower our overall cost of capital, as we will be able to allocate our free cash flow toward the repayment of debt, which may include the purchase of our outstanding debt in open market transactions, privately negotiated transactions or otherwise. Any such debt repurchases will depend upon prevailing market conditions, our liquidity requirements, contractual requirements, applicable securities laws requirements, and other factors.  Following our first priority of utilizing free cash flow to reduce debt, we expect to allocate a substantial portion of our free cash flow to returning capital to our shareholders, which could include share repurchases and future dividends.  Any future dividend is subject to the BOD's determinations as to the amount of distributions and the timing thereof, as well as limitations under the Company's debt covenants.  We were not able to implement a meaningful share repurchase program under the REIT structure without increasing our debt because a substantial portion of our free cash flow was required to satisfy the distribution requirements under the REIT structure. We will also pursue attractive growth opportunities, including new development opportunities in our Properties segment to meet the need to modernize outdated correctional infrastructure across the country, and evaluate additional opportunities to provide services in our Community segment that have not been available under the REIT structure.  As a REIT, we depended on the capital markets to provide resources we could deploy toward acquisition and development opportunities.  This capital was not always available to us and came at an increasing cost.  The revocation of our REIT election provides us with significantly more liquidity and financial flexibility, which will enable us to reduce our reliance on the capital markets and reduce the size of our Bank Credit Facility in the future.

Beyond the operating cash flow we generate from our business, we intend to pursue the sale of additional non-core assets in the Properties segment, reinvesting the net proceeds into new opportunities in the Properties segment and to repay debt.  As of March 31, 2021, we had four additional non-core real estate assets held for sale with a net book value of $281.5 million.  Although we can provide no assurance, based on interest expressed to-date, we are hopeful to consummate the sale of these assets during the second quarter of 2021.  If we are successful in consummating the sale of these assets, combined with the sale of the portfolio of 42 properties completed in the fourth quarter of 2020, we expect the net proceeds from our sale of non-core assets will be consistent with our original estimate of up to $150 million.  Three of these properties are leased to federal and state government agencies with strong credit profiles, creating an opportune time to redeploy this capital into projects generating higher returns like those we plan to develop in Alabama, as discussed below, or to pay-down debt.

With the extensively aged criminal justice infrastructure in the U.S. today, we believe we can bring real estate solutions to government agencies like we did in connection with the construction of the Lansing Correctional Facility that was brought online in January 2020.  In February 2021, we entered into two 30-year lease agreements with the Alabama Department of Corrections, or ADOC, for the development of two correctional facilities in Alabama, subject to the successful completion of financing we are pursuing on behalf of the state of Alabama for the two facilities.  Construction of both facilities, which will contain an aggregate of approximately 7,000 beds, is expected to commence later in 2021 or the beginning of 2022.  The two facilities are expected to be ready for occupancy approximately three years after commencement of construction.  Both facilities will be leased, operated, and staffed by the ADOC.  We will retain ownership and be responsible for facility maintenance throughout the term of the leases. On April 27, 2021, activists and others seeking to stop the construction of the new Alabama facilities filed suit in the Circuit Court of Montgomery County, Alabama.  See Zeigler et al. v.  Ivey et al., 03-CV-2021-900447.00.  While CoreCivic believes this suit is without merit, the outcome of litigation cannot be predicted with certainty.  We can provide no assurance that we will be successful in completing the financing for the two facilities or that the leases would therefore commence as planned, even if the lawsuit is resolved favorably.

In March 2020, the World Health Organization declared the outbreak of COVID-19 as a pandemic, which continues to spread throughout the United States. As a result, in the first quarter of 2020, the federal government decided to deny entry at the United States southern border to asylum-seekers and anyone crossing the southern border without proper documentation or authority in an effort to contain the spread of COVID-19. This action has resulted in the reduction in the number of people being apprehended and detained by ICE.  We currently expect the federal government’s policy of denying entry at the United States southern border to asylum-seekers and anyone crossing the southern border without proper documentation or authority, as well as the disruptions in the criminal justice system, to persist until vaccines for COVID-19 have been widely disseminated.  In addition, many state and local government agencies have released, may be considering releasing, or may be experiencing pressure to release, certain inmates and detainees to help ensure social distancing within their facilities and prevent excessive interactions among inmate populations.  A protracted denial in southern border entries of asylum-seekers and undocumented immigrants, or continued disruptions in the criminal justice system could have a material effect on our financial position, results of operations and cash flows.  As a result of uncertainties in the near-term outlook for the business caused by COVID-19, we are monitoring and reducing discretionary spending (except to help ensure the safety of our employees and residents entrusted to our care), reviewing capital projects to ensure we are only spending on projects that are deemed essential in the current environment, and limiting travel and other operating expenses.

As of March 31, 2021, we had cash on hand of $168.1 million, and $587.1 million available under our revolving credit facility.  During the three months ended March 31, 2021 and 2020, we generated $99.6 million and $75.4 million, respectively, in cash through operating activities.  We currently expect to be able to meet our cash expenditure requirements for the next year utilizing cash on hand and availability under our revolving credit facility. Some banks that are party to our Bank Credit Facility have announced that they do not expect to continue to provide credit or financial services to private entities that operate correctional and detention facilities, including CoreCivic.  The banks that are currently parties to the Bank Credit Facility are obligated to honor their commitments under our Bank Credit Facility, which expires in April 2023.  These decisions have currently affected the capital markets for our securities, and we can provide no assurance that additional banks that are party to our Bank Credit Facility will not make similar decisions, or that new banks will be willing to become party to our Bank Credit Facility, or that the capital markets for our securities will improve.  As previously mentioned, upon our revocation of our REIT election, we believe we will not be as reliant on the revolving credit facility under the Bank Credit Facility, as we will be able to retain our cash flows to use at our general discretion and, therefore, believe we can operate with a smaller revolving credit facility.  Following the completion of the aforementioned offering of the 8.25% Senior Notes and redemption of our 5.0% Senior Notes, we have no debt maturities until May 2023, and do not currently anticipate a need to access the capital markets in the short-term.

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

Debt and equity

As of March 31, 2021, we had $350.0 million principal amount of unsecured notes outstanding with a fixed stated interest rate of 4.625%, $250.0 million principal amount of unsecured notes outstanding with a fixed stated interest rate of 5.0%, and $250.0 million principal amount of unsecured notes outstanding with a fixed stated interest rate of 4.75%, or collectively, to include the 8.25% Senior Notes previously described, the Senior Notes.  In addition, we had $20.6 million outstanding under the Capital Commerce Note with a fixed stated interest rate of 4.5%, $156.6 million outstanding under the Kansas Notes with a fixed stated interest rate of 4.43%, and $143.0 million outstanding under the SSA-Baltimore Note with a fixed stated interest rate of 4.5%. We also had $177.5 million outstanding under our Term Loan A with a variable interest rate of 1.6%, $232.8 million outstanding under our Term Loan B with a variable interest rate of 5.5%, and $199.0 million outstanding under our revolving credit facility with a variable weighted average interest rate of 1.6%.  As of March 31, 2021, our total weighted average effective interest rate was 4.7%, while our total weighted average maturity was 5.3 years.

As previously described, on April 14, 2021, we completed an offering of the 8.25% Senior Notes, resulting in net proceeds of approximately $435.1 million, after deducting the original issuance and underwriting discounts and estimated offering expenses. The 8.25% Senior Notes were offered pursuant to an effective shelf registration statement on Form S-3ASR, which became effective upon filing with the SEC on April 6, 2021.  The 8.25% Senior Notes were priced at 99.0% of face value and as a result have an effective yield to maturity of 8.50%. We used a significant amount of the net proceeds from the offering of the 8.25% Senior Notes (i) to redeem all of our outstanding 5.0% Senior Notes, including the payment of the applicable "make-whole" redemption amount of $15.5 million and accrued interest, and (ii) to otherwise repay or reduce our other indebtedness, including repurchasing $149.0 million principal amount of our 4.625% Senior Notes at an aggregate purchase price of $151.2 million in privately negotiated transactions, reducing the outstanding balance of the 4.625% Senior Notes to $201.0 million.

On August 28, 2018, we entered into an Amended and Restated ATM Equity Offering Sales Agreement, or ATM Agreement, with multiple sales agents, pursuant to which we may offer and sell to or through the agents, from time to time, shares of our common stock, par value $0.01 per share, having an aggregate gross sales price of up to $200.0 million. Sales, if any, of our shares of common stock will be made primarily in "at-the-market" offerings, as defined in Rule 415 under the Securities Act.  The shares of common stock may be offered and sold pursuant to our registration statement on Form S-3ASR and a related prospectus supplement, both filed with the SEC on August 28, 2018.  We intend to use substantially all of the net proceeds from any sale of shares of our common stock to repay outstanding borrowings or for working capital and other general corporate purposes, which may include investments.  There were no shares of our common stock sold under the ATM Agreement during the first quarter of 2021 or the year ended December 31, 2020.

Facility transactions, development, and capital expenditures

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

As previously described, as of March 31, 2021, we had four additional non-core real estate assets held for sale with a net book value of $281.5 million.  Although we can provide no assurance, based on interest expressed to-date, we are hopeful to consummate the sale of these assets during the second quarter of 2021.  If we are successful in consummating the sale of these assets, combined with the sale of the portfolio of 42 properties completed in the fourth quarter of 2020, we expect the net proceeds from our sale of non-core assets will be consistent with our original estimate of up to $150 million.  We currently expect to redeploy the net proceeds from additional sales into projects generating higher returns like those we plan to develop in Alabama, or to pay-down debt.

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

Operating Activities

Our net cash provided by operating activities for the three months ended March 31, 2021 was $99.6 million, compared with $75.4 million for the same period in the prior year. Cash provided by operating activities represents the year to date net income plus depreciation and amortization, changes in various components of working capital, and various non-cash charges.

Investing Activities

Our net cash flow used in investing activities was $17.4 million for the three months ended March 31, 2021 and was attributable to capital expenditures for facility development and expansions of $4.0 million and $12.2 million for facility maintenance and information technology capital expenditures.  Our cash flow used in investing activities was $42.1 million for the three months ended March 31, 2020 and was attributable to capital expenditures for facility development and expansions of $22.2 million and $8.6 million for facility maintenance and information technology capital expenditures.  Our cash flow used in investing activities also included $8.8 million primarily attributable to the acquisition of the aforementioned portfolio of 28 properties in January 2020.

Financing Activities

Our net cash flow used in financing activities was $34.5 million for the three months ended March 31, 2021 and was primarily attributable to repayments under our revolving credit facility of $20.0 million, dividend payments of $1.6 million and $1.6 million for the purchase and retirement of common stock that was issued in connection with equity-based compensation.  In addition, cash flow used in financing activities included $9.9 million of scheduled principal repayments under our Term Loan A, Term Loan B, and non-recourse mortgage notes.  Cash flow used in financing activities also included $1.0 million of contingent consideration associated with the acquisition of a business.

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

Supplemental Guarantor Information

On March 2, 2020, the SEC adopted final rules that amend and simplify the financial disclosure requirements for subsidiary issuers and guarantors of registered debt securities under Rules 3-10 and 3-16 of SEC Regulation S-X.  The new rules permit registrants to provide certain alternative financial disclosures and non-financial disclosures in lieu of separate consolidating financial statements for subsidiary issuers and guarantors of registered debt securities (which we previously included within the notes to our financial statements included in our Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q) if certain conditions are met. Although the disclosures required by the amendments did not become mandatory until January 4, 2021, voluntary early compliance was permitted.  We elected to voluntarily comply beginning with the quarterly period ended June 30, 2020.

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

As of March 31, 2021, neither CoreCivic nor any of its subsidiary guarantors had any material or significant restrictions on CoreCivic's ability to obtain funds from its subsidiaries by dividend or loan or to transfer assets from such subsidiaries.

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

	March 31, 2021	December 31, 2020
Current assets	$513,954	$469,331
Real estate and related assets	2,552,292	2,572,112
Other assets	254,778	266,126
Total non-current assets	2,807,070	2,838,238
Current liabilities	269,992	188,023
Long-term debt, net	1,431,550	1,457,913
Other liabilities	319,046	234,806
Total long-term liabilities	1,750,596	1,692,719

	For the Three Months Ended March 31, 2021	For the Twelve Months Ended December 31, 2020
Revenues	$447,847	$1,869,689
Operating expenses	330,480	1,393,795
Other expenses	115,253	323,788
Total expenses	445,733	1,717,583
Operating income	2,114	152,106
Net income (loss)	(128,694)	83,783
Net income (loss) attributable to common stockholders	(128,694)	83,783

Funds from Operations

Funds From Operations, or FFO, is a widely accepted supplemental non-GAAP measure utilized to evaluate the operating performance of real estate companies. The National Association of Real Estate Investment Trusts, or NAREIT, defines FFO as net income computed in accordance with GAAP, excluding gains or losses from sales of property and extraordinary items, plus depreciation and amortization of real estate and impairment of depreciable real estate and after adjustments for unconsolidated partnerships and joint ventures calculated to reflect funds from operations on the same basis.  We believe FFO is an important supplemental measure of our operating performance and believe it is frequently used by securities analysts, investors and other interested parties in the evaluation of REITs and other real estate operating companies, many of which present FFO when reporting results.

We also present Normalized FFO as an additional supplemental measure as we believe it is more reflective of our core operating performance. We may make adjustments to FFO from time to time for certain other income and expenses that we consider non-recurring, infrequent or unusual, even though such items may require cash settlement, because such items do not reflect a necessary or ordinary component of our ongoing operations.  Even though expenses associated with mergers and acquisitions may be recurring, the magnitude and timing fluctuate based on the timing and scope of mergers and acquisitions activity, and therefore, such expenses, which are not a necessary component of our ongoing operations, may not be comparable from period to period.  Normalized FFO excludes the effects of such items.

FFO and Normalized FFO are supplemental non-GAAP financial measures of real estate companies' operating performance, which do not represent cash generated from operating activities in accordance with GAAP and therefore should not be considered an alternative for net income or as a measure of liquidity. Our method of calculating FFO and Normalized FFO may be different from methods used by other REITs and real estate operating companies and, accordingly, may not be comparable to such REITs and other real estate operating companies.

Our reconciliation of net income to FFO and Normalized FFO for the three months ended March 31, 2021 and 2020 is as follows (in thousands):

	For the Three Months Ended March 31,
FUNDS FROM OPERATIONS:	2021	2020
Net income (loss)	$(125,568)	$33,238
Depreciation and amortization of real estate assets	23,759	28,106
Impairment of real estate assets	1,308	405
Income tax benefit for special items	(350)	—
Funds From Operations	(100,851)	61,749
Expenses associated with mergers and acquisitions	—	338
Expenses associated with COVID-19	1,598	—
Income taxes associated with change in corporate tax structure and other special tax items	114,249	3,085
Shareholder litigation expense	51,745	—
Goodwill and other impairments	—	131
Income tax benefit for special items	(13,710)	—
Normalized Funds From Operations	$53,031	$65,303

Contractual Obligations

The following schedule summarizes our contractual cash obligations by the indicated period as of March 31, 2021 (in thousands):

	Payments Due By Year Ended December 31,
	2021 (remainder)	2022	2023	2024	2025	Thereafter	Total
Long-term debt	$29,142	$292,981	$738,110	$194,937	$14,556	$509,846	$1,779,572
Interest on senior and mortgage notes	51,184	54,308	33,164	24,479	23,851	103,666	290,652
Contractual facility developments and other commitments	580	—	—	—	—	—	580
South Texas Family Residential Center	38,742	51,421	51,421	51,562	51,421	38,460	283,027
Leases	3,837	4,120	3,196	3,184	3,168	21,080	38,585
Total contractual cash obligations	$123,485	$402,830	$825,891	$274,162	$92,996	$673,052	$2,392,416

The cash obligations in the table above do not include future cash obligations for variable interest expense associated with our Term Loan A, Term Loan B or the balance on our outstanding revolving credit facility as projections would be based on future outstanding balances as well as future variable interest rates, and we are unable to make reliable estimates of either.  The contractual facility developments included in the table above represent development projects for which we have already entered into a contract with a customer that obligates us to complete the development project.  The table excludes two renovation projects, totaling approximately $23.0 million, with $18.8 million remaining to be incurred as of March 31, 2021, that the federal government has agreed to reimburse over a twelve-month period. Certain of our other ongoing construction projects are not currently under contract and thus are not included as a contractual obligation above as we may generally suspend or terminate such projects without substantial penalty.  With respect to the South Texas Family Residential Center, the cash obligations included in the table above reflect the full contractual obligations of the lease of the site, excluding contingent payments, even though the lease agreement provides us with the ability to terminate if ICE terminates the amended IGSA associated with the facility.

We had $13.9 million of letters of credit outstanding at March 31, 2021 primarily to support our requirement to repay fees and claims under our self-insured workers' compensation plan in the event we do not repay the fees and claims due in accordance with the terms of the plan.  The letters of credit are renewable annually.  We did not have any draws under these outstanding letters of credit during the three months ended March 31, 2021 or 2020.

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

Our primary market risk exposure is to changes in U.S. interest rates.  We are exposed to market risk related to our revolving credit facility, Term Loan A and Term Loan B because the interest rates on these loans are subject to fluctuations in the market.  If the interest rate for our outstanding indebtedness under the revolving credit facility, the Term Loan A, and the Term Loan B was 100 basis points higher or lower during the three months ended March 31, 2021, our interest expense, net of amounts capitalized, would have been increased by $1.0 million and would have been decreased by $0.1 million.

As of March 31, 2021, we had outstanding $350.0 million of senior notes due 2023 with a fixed interest rate of 4.625%, $250.0 million of senior notes due 2022 with a fixed interest rate of 5.0%, and $250.0 million of senior notes due 2027 with a fixed interest rate of 4.75%. We also had $20.6 million outstanding under the Capital Commerce Note with a fixed interest rate of 4.5%, $156.6 million outstanding under the Kansas Notes with a fixed interest rate of 4.43%, and $143.0 million outstanding under the SSA-Baltimore Note with a fixed interest rate of 4.5%. Because the interest rates with respect to these instruments are fixed, a hypothetical 100 basis point increase or decrease in market interest rates would not have a material impact on our financial statements.

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

Item 1A of Part 1 of our 2020 Form 10-K includes a detailed discussion of the risk factors that could materially affect our business, financial condition or future prospects.  Set forth below is a discussion of the material changes in our risk factors previously disclosed in the 2020 Form 10-K.  The information below updates and should be read in conjunction with the risk factors in our 2020 Form 10-K.

Resistance to privatization of correctional, detention, and residential reentry facilities, and negative publicity regarding inmate disturbances or perceived poor operational performance, could result in our inability to obtain new contracts, the loss of existing contracts, or other unforeseen consequences.

Privatization of correctional, detention, and residential reentry facilities has not achieved complete acceptance by either government agencies or the public at large. The operation of correctional, detention, and residential reentry facilities by private entities has encountered resistance from certain groups, such as labor unions, prison reform organizations, activists and others that believe that correctional, detention, and residential reentry facilities should only be operated by governmental agencies. Any political platform or promise, governmental agency report, investigation or inquiry, public statement by any governmental agency, policy or legislative change, or other similar occurrence or action, that seeks to, or purports to, prohibit, eliminate, or otherwise restrict or limit in any way, the federal government’s (or any state or local government’s) ability to contract with private operators of correctional, detention, and residential reentry facilities, could negatively impact our growth and our ability to renew or maintain existing contracts or to obtain new contracts and could have a material adverse effect on our business, financial condition, results of operations or the market price of our common stock.

On January 26, 2021, President Biden issued the Private Prison EO. The Private Prison EO directs the Attorney General to not renew DOJ contracts with privately operated criminal detention facilities. Two agencies of the DOJ, the BOP and the USMS, utilize our services. The BOP houses inmates who have been convicted, and the USMS is generally responsible for detainees who are awaiting trial. The BOP has experienced a steady decline in inmate populations over the last seven years, a trend that has been accelerated by the COVID-19 pandemic. We currently have one prison contract with the BOP, accounting for 2% ($39.2 million) of our total revenue for the year ended December 31, 2020, which was recently renewed through November 2022.  The Private Prison EO only applies to agencies that are part of the DOJ, which includes the BOP and USMS.  ICE facilities are not covered by the Private Prison EO, as ICE is an agency of the Department of Homeland Security, not the DOJ, although it is possible that the federal government could choose to take similar action on ICE facilities in the future.  For the year ended December 31, 2020, USMS and ICE accounted for 21% ($396.3 million) and 28% ($541.9 million), respectively, of our total revenue.

Unlike the BOP, the USMS does not own detention capacity and relies on the private sector, along with various government agencies, for its detainee population. The USMS has indicated that it has been advised by the Office of the Deputy Attorney General not to renew existing contracts, or enter into new contracts for private detention facilities. The USMS has notified the Company that it will not be renewing its contract for our Northeast Ohio Correctional Center, which expires May 30, 2021. In addition to the contract with the USMS for our Northeast Ohio Correctional Center, the USMS has full access to our 600-bed West Tennessee Detention Facility and our 1,033-bed Leavenworth Detention Center under direct contracts with the USMS that expire in September 2021 and December 2021, respectively.  The USMS also utilized less than 100 of the 664 beds at our Crossroads Correctional Center under a contract that was scheduled to expire in April 2021, but was extended through June 30, 2021, and is not expected to be renewed thereafter.  We currently expect the USMS to relocate detainees at the Crossroads Correctional Center. We do not yet know if the USMS will relocate the detainees at our West Tennessee and Leavenworth facilities.  The four contracts with the USMS mentioned above generated management revenue of $87.7 million during the year ended December 31, 2020.

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

4.1

Indenture, dated as of September 25, 2015, by and between the Company and Regions Banks, successor-in-interest to U.S. Bank National Association, as Trustee (previously filed as Exhibit 4.1 to the Company's Current Report on Form 8-K (Commission File no. 001-16109), filed with the SEC on September 25, 2015 and incorporated herein by this reference).

4.2

Third Supplemental Indenture, dated as of April 14, 2021, by and among the Company, certain subsidiary guarantors and Regions Bank, as Trustee (previously filed as Exhibit 4.2 to the Company's Current Report on Form 8-K (Commission File no. 001-16109), filed with the SEC on April 14, 2021 and incorporated herein by this reference).

4.3	Form of 8.25% Note due 2026 (incorporated by reference to Exhibit A to Exhibit 4.2 hereof).

22.1*	List of Guarantor Subsidiaries.

31.1*	Certification of the Company's Chief Executive Officer pursuant to Securities and Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Company's Chief Financial Officer pursuant to Securities and Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of the Company's Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the Company's Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*

The following financial information from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statements of Stockholders' Equity, and (v) the Notes to Consolidated Financial Statements. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

104*	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, formatted in Inline XBRL (included in Exhibit 101).

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CORECIVIC, INC.

Date: May 6, 2021
/s/ Damon T. Hininger
Damon T. Hininger
President and Chief Executive Officer

/s/ David M. Garfinkle
David M. Garfinkle
Executive Vice President, Chief Financial Officer, and Principal Accounting Officer