Form 10-Q
period 2021-06-30
CoreCivic, Inc.
filed 2021-08-09
CIK 1070985

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED:  JUNE 30, 2021

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

Indicate the number of shares outstanding of each class of Common Stock as of August 3, 2021:

Shares of Common Stock, $0.01 par value per share: 120,284,765 shares outstanding.

CORECIVIC, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2021

PART I – FINANCIAL INFORMATION

ITEM 1. – FINANCIAL STATEMENTS.

CORECIVIC, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED AND AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

ASSETS	June 30, 2021	December 31, 2020
Cash and cash equivalents	$162,891	$113,219
Restricted cash	8,864	23,549
Accounts receivable, net of credit loss reserve of $6,777 and $6,103, respectively	282,227	267,705
Prepaid expenses and other current assets	37,267	33,243
Assets held for sale	—	279,406
Total current assets	491,249	717,122
Real estate and related assets:
Property and equipment, net of accumulated depreciation of $1,602,276 and $1,559,388, respectively	2,318,161	2,350,272
Other real estate assets	223,293	228,243
Goodwill	4,844	5,902
Non-current deferred tax assets	—	11,113
Other assets	386,649	396,663
Total assets	$3,424,196	$3,709,315
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable and accrued expenses	$284,604	$274,318
Current portion of long-term debt	31,999	39,087
Total current liabilities	316,603	313,405
Long-term debt, net	1,480,293	1,747,664
Deferred revenue	27,336	18,336
Non-current deferred tax liabilities	86,323	—
Other liabilities	203,411	216,468
Total liabilities	2,113,966	2,295,873
Commitments and contingencies
Preferred stock – $0.01 par value; 50,000 shares authorized; none issued and outstanding at June 30, 2021 and December 31, 2020, respectively	—	—
Common stock – $0.01 par value; 300,000 shares authorized; 120,285 and 119,638 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	1,203	1,196
Additional paid-in capital	1,842,395	1,835,494
Accumulated deficit	(556,639)	(446,519)
Total stockholders' equity	1,286,959	1,390,171
Non-controlling interest – operating partnership	23,271	23,271
Total equity	1,310,230	1,413,442
Total liabilities and equity	$3,424,196	$3,709,315

The accompanying notes are an integral part of these consolidated financial statements.

CORECIVIC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED AND AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
REVENUES	$464,571	$472,641	$919,289	$963,742
EXPENSES:
Operating	333,070	352,927	665,954	715,242
General and administrative	33,228	30,145	62,758	61,424
Depreciation and amortization	34,084	38,619	66,796	76,571
Shareholder litigation expense	2,550	—	54,295	—
Asset impairments	2,866	11,717	4,174	12,253
	405,798	433,408	853,977	865,490
OTHER INCOME (EXPENSE):
Interest expense, net	(23,222)	(20,996)	(41,650)	(43,534)
Expenses associated with debt repayments and refinancing transactions	(52,167)	—	(52,167)	—
Gain on sale of real estate assets, net	38,766	2,818	38,766	2,818
Other income (expense)	(8)	169	(156)	702
INCOME BEFORE INCOME TAXES	22,142	21,224	10,105	58,238
Income tax benefit (expense)	(6,519)	962	(120,050)	(2,814)
NET INCOME (LOSS)	15,623	22,186	(109,945)	55,424
Net income attributable to non-controlling interest	—	—	—	(1,181)
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$15,623	$22,186	$(109,945)	$54,243
BASIC EARNINGS (LOSS) PER SHARE	$0.13	$0.19	$(0.92)	$0.45
DILUTED EARNINGS (LOSS) PER SHARE	$0.13	$0.18	$(0.92)	$0.45

The accompanying notes are an integral part of these consolidated financial statements.

CORECIVIC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED AND AMOUNTS IN THOUSANDS)

	For the Six Months Ended June 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(109,945)	$55,424
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	66,796	76,571
Asset impairments	4,174	12,253
Amortization of debt issuance costs and other non-cash interest	3,520	2,740
Expenses associated with debt repayments and refinancing transactions	52,167	—
Gain on sale of real estate assets, net	(38,766)	(2,818)
Deferred income taxes	97,436	1,583
Non-cash revenue and other income	788	(5,544)
Non-cash equity compensation	8,542	8,929
Other expenses and non-cash items	3,077	7,546
Changes in assets and liabilities, net:
Accounts receivable, prepaid expenses and other assets	(20,318)	29,529
Accounts payable, accrued expenses and other liabilities	14,855	(11,939)
Net cash provided by operating activities	82,326	174,274
CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for facility development and expansions	(8,669)	(23,506)
Expenditures for other capital improvements	(24,710)	(18,512)
Acquisitions, net of cash acquired	—	(8,849)
Net proceeds from sale of assets	320,653	5,026
Increase in other assets	(702)	(4,977)
Net cash provided by (used in) investing activities	286,572	(50,818)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of debt and borrowings from credit facility	510,500	374,000
Scheduled principal repayments	(19,521)	(15,124)
Principal repayments of credit facility	(172,000)	(108,000)
Repayment of non-recourse mortgage notes	(161,930)	—
Repayment of senior notes	(425,988)	—
Payment of debt defeasance, issuance and other refinancing and related costs	(60,449)	(891)
Payment of lease obligations for financing leases	(276)	(271)
Contingent consideration for acquisition of business	(1,000)	—
Dividends paid	(1,613)	(105,963)
Purchase and retirement of common stock	(1,634)	(3,560)
Net cash provided by (used in) financing activities	(333,911)	140,191
NET INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	34,987	263,647
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of period	136,768	119,093
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of period	$171,755	$382,740
NON-CASH INVESTING AND FINANCING ACTIVITIES
Debt assumed on acquisition of property portfolio	$—	$52,217
Establishment of right of use assets and lease liabilities	$322	$62
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest (net of amounts capitalized of $0.1 million and $0.5 million in 2021 and 2020, respectively)	$38,893	$45,020
Income taxes paid	$13,871	$1,156

The accompanying notes are an integral part of these consolidated financial statements.

CORECIVIC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

FOR THE QUARTERLY PERIODS ENDED JUNE 30, 2021

(UNAUDITED AND AMOUNTS IN THOUSANDS)

	Stockholders' Equity					Non-controlling
			Additional		Total	Interest -
	Common Stock		Paid-in	Accumulated	Stockholders'	Operating	Total
	Shares	Par Value	Capital	Deficit	Equity	Partnership	Equity
Balance as of December 31, 2020	119,638	$1,196	$1,835,494	$(446,519)	$1,390,171	$23,271	$1,413,442
Net loss	—	—	—	(125,568)	(125,568)		(125,568)
Retirement of common stock	(220)	(2)	(1,632)	—	(1,634)	—	(1,634)
Dividends on RSUs	—	—	—	(218)	(218)	—	(218)
Restricted stock compensation, net of forfeitures	—	—	4,213	—	4,213	—	4,213
Restricted stock grants	859	9	(9)	—	—	—	—
Balance as of March 31, 2021	120,277	$1,203	$1,838,066	$(572,305)	$1,266,964	$23,271	$1,290,235
Net income	—	—	—	15,623	15,623	—	15,623
Forfeiture of dividends on RSUs	—	—	—	43	43	—	43
Restricted stock compensation, net of forfeitures	—	—	4,329	—	4,329	—	4,329
Restricted stock grants	8	—	—	—	—	—	—
Balance as of June 30, 2021	120,285	1,203	1,842,395	(556,639)	1,286,959	23,271	1,310,230

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

JUNE 30, 2021

1.	ORGANIZATION AND OPERATIONS

CoreCivic, Inc. (together with its subsidiaries, the "Company" or "CoreCivic") is the nation's largest owner of partnership correctional, detention, and residential reentry facilities and one of the largest prison operators in the United States.  The Company also believes it is the largest private owner of real estate used by government agencies in the U.S. Through three segments, CoreCivic Safety, CoreCivic Community, and CoreCivic Properties, the Company provides a broad range of solutions to government partners that serve the public good through corrections and detention management, a network of residential reentry centers to help address America's recidivism crisis, and government real estate solutions.  As of June 30, 2021, through its CoreCivic Safety segment, the Company operated 47 correctional and detention facilities, 42 of which the Company owned, with a total design capacity of approximately 70,000 beds.  Through its CoreCivic Community segment, the Company owned and operated 26 residential reentry centers with a total design capacity of approximately 5,000 beds.  In addition, through its CoreCivic Properties segment, the Company owned 10 properties for lease to third parties and used by government agencies, totaling 1.6 million square feet.

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

Fair Value of Financial Instruments

To meet the reporting requirements of Accounting Standards Codification ("ASC") 825, "Financial Instruments", regarding fair value of financial instruments, CoreCivic calculates the estimated fair value of financial instruments using market interest rates, quoted market prices of similar instruments, or discounted cash flow techniques with observable Level 1 inputs for publicly traded debt and Level 2 inputs for all other financial instruments, as defined in ASC 820, "Fair Value Measurement".  At June 30, 2021 and December 31, 2020, there were no material differences between the carrying amounts and the estimated fair values of CoreCivic's financial instruments, other than as follows (in thousands):

	June 30, 2021		December 31, 2020
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Note receivable from Agecroft Prison Management, LTD	$3,136	$3,731	$3,094	$3,896
Debt	$(1,545,078)	$(1,540,840)	$(1,809,517)	$(1,774,016)

3.	GOODWILL

ASU 2017-04, "Intangibles-Goodwill and Other (Topic 350): Simplifying the Test of Goodwill Impairment", establishes accounting and reporting requirements for goodwill and other intangible assets.  Goodwill was $4.8 million and $5.9 million as of June 30, 2021 and December 31, 2020, respectively, all of which was related to the Company's CoreCivic Safety segment.  This goodwill was established in connection with multiple business combination transactions.

Under the provisions of ASU 2017-04, CoreCivic performs a qualitative assessment to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount.  If, after assessing the totality of events or circumstances, the Company determines it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then the Company performs a quantitative impairment test.  If a quantitative test is required, CoreCivic performs an assessment to identify the existence of impairment and to measure the excess of a reporting unit's carrying amount over its fair value by using a combination of various common valuation techniques, including market multiples and discounted cash flows under valuation methodologies that include an income approach and a market approach. The income valuation approach includes certain significant assumptions impacting projected future cash flows, such as projected revenue, projected operating costs, and the weighted average cost of capital, which are affected by expectations about future market or economic conditions.  These impairment tests are required to be performed at least annually.  CoreCivic performs its impairment tests during the fourth quarter in connection with its annual budgeting process, and whenever circumstances indicate the carrying value of goodwill may not be recoverable.

CoreCivic expects its managed-only contract for the 1,030-bed Marion County Jail in Indianapolis, Indiana to be terminated and operations to be transitioned to Marion County.  Marion County is constructing a replacement facility that is currently expected to be complete near the end of 2021.  The County intends to redevelop the property where the Marion County Jail is located, and CoreCivic received notice in the second quarter of 2021 that the County intends to terminate the management contract effective December 31, 2021.  As a result of this expected contract termination, during the second quarter of 2021, the Company recognized an asset impairment charge of $2.9 million, including $1.1 million for goodwill and $1.8 million for other assets, associated with this managed-only facility's reporting unit.
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

On December 23, 2020, CoreCivic completed the sale of 42 government-leased properties, including the portfolio of 28 properties acquired in 2020 and the remaining properties acquired in 2017 and 2018, in a single transaction to a third party for an aggregate price of $106.5 million, generating net proceeds of $27.8 million after the repayment of the debt related to GRES, and other transaction-related costs. Net cash proceeds were used to pay-down a portion of the amounts outstanding under the Company's revolving credit facility. In accordance with a Tax Protection Agreement, the Company agreed to provide certain tax protection payments to the contributing partners of GRES, limited to the cash and certain other resources held by GRES.  After recognizing the tax protection payments in connection with this sale, the Company reported a net loss on sale of $17.9 million.

CoreCivic determined that its joint venture investment in GRES represents a variable interest entity ("VIE") in accordance with ASC 810, "Consolidation".  CoreCivic has 100% voting control in GRES. Accordingly, CoreCivic concluded that it is the primary beneficiary of GRES and consolidates the VIE.  The primary beneficiary is the entity that has (i) the power to direct the activities that most significantly impact the entity's economic performance and (ii) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could be significant to the VIE.  Our consolidated balance sheet as of June 30, 2021 includes property and equipment, net of accumulated depreciation, of $6.3 million related to GRES.  During June 2021, CoreCivic provided notice to the partners of GRES of its intent to distribute the remaining assets and dissolve the partnership.  CoreCivic currently expects GRES to be terminated during the third quarter of 2021, and to extinguish the Operating Partnership Units for no consideration, which will result in an increase to equity upon termination of the partnership of $15.0 million to $20.0 million.

On May 28, 2021, CoreCivic completed the sale of two leased properties, the Capital Commerce Center, primarily leased to an agency of the State of Florida in Tallahassee, Florida, and a warehouse property leased to the GSA in Dayton, Ohio, in a single transaction to a third party for an aggregate price of $73.0 million, generating net proceeds of $46.2 million after the repayment of the debt related to the Capital Commerce Center and other transaction-related costs.  In addition, on June 29, 2021, the Company completed the sale of a property leased to the GSA in Baltimore, Maryland to a third party for a price of $253.0 million, generating net proceeds of $76.4 million after the repayment of the debt related to the Baltimore property and other transaction-related costs.  After repayment of the non-recourse mortgage notes, remaining net cash proceeds from the sale of these three leased properties, which were previously classified as held for sale, were used to pay-down a portion of the amounts outstanding under the Company's revolving credit facility. The Company recognized a total net gain on the sales of these three properties in the second quarter of 2021 of $38.9 million.  Further, during the second quarter of 2021, the Company completed the sales of two additional idle properties, as further described hereafter.

Idle Facilities

As of June 30, 2021, CoreCivic had five idled CoreCivic Safety correctional facilities that are currently available and being actively marketed as solutions to meet the needs of potential customers. The following table summarizes each of the idled facilities and their respective carrying values, excluding equipment and other assets that could generally be transferred and used at other facilities CoreCivic owns without significant cost (dollars in thousands):

		Net Carrying Values
	Design	June 30,	December 31,
Facility	Capacity	2021	2020
Prairie Correctional Facility	1,600	$14,231	$14,646
Huerfano County Correctional Center	752	15,565	15,895
Diamondback Correctional Facility	2,160	37,492	38,346
Marion Adjustment Center	826	10,957	11,047
Kit Carson Correctional Center	1,488	51,860	52,757
	6,826	$130,105	$132,691

As of June 30, 2021, CoreCivic also had one idled non-core facility in its Safety segment containing 240 beds with a net book value of $3.0 million; four facilities in its Community segment, containing an aggregate of 740 beds with an aggregate net book value of $13.6 million; and one previously leased property in its Properties segment, containing 37,000 square feet with a net book value of $6.3 million.

CoreCivic incurred approximately $2.0 million and $1.9 million in operating expenses at all of these idled facilities for the period they were idle during the three months ended June 30, 2021 and 2020, respectively.  CoreCivic incurred approximately $4.1 million and $3.7 million in operating expenses at all of these idled facilities for the period they were idle during the six months ended June 30, 2021 and 2020, respectively.

Two of the four idled facilities in the CoreCivic Community segment are located in Oklahoma. As a result of the lower resident populations from the state of Oklahoma because of COVID-19, CoreCivic transferred the remaining resident populations at its 390-bed Tulsa Transitional Center to Oklahoma's system, idling the Tulsa facility during the third quarter of 2020.  Closure of the Tulsa facility followed the closure of the 200-bed Oklahoma City Transitional Center during the second quarter of 2020, and the 289-bed Turley Residential Center in Oklahoma in 2019.  CoreCivic reactivated the Turley Residential Center during the first quarter of 2021 pursuant to a new contract awarded from the United States Federal Bureau of Prisons ("BOP") during the fourth quarter of 2020 for residential reentry and home confinement services to be provided in the state of Oklahoma, and provides the BOP additional reentry services at its owned and operated Oklahoma Reentry Opportunity Center, which supplements the existing utilization by the state of Oklahoma, pursuant to this new contract.  During April 2021, as a result of lower resident populations from Denver County because of COVID-19, CoreCivic transferred the resident populations at its 90-bed Ulster Facility in Colorado to its Dahlia Facility in Colorado, idling the Ulster Facility.  The fourth idle facility in the Community segment, the 60-bed Columbine Facility located in Colorado, was idled in the second quarter of 2020.

On May 24, 2021, CoreCivic completed the sale of an idled 12,000 square foot non-core property located in St. Louis, Missouri, with a net book value of $0.8 million at the time of the sale, for net proceeds of $0.6 million, resulting in a net loss on sale of $0.2 million.  In addition, on June 25, 2021, CoreCivic completed the sale of an idled 18,000 square foot non-core property, located in Philadelphia, Pennsylvania, for a price of $2.0 million, generating net proceeds of $1.8 million.   The carrying value of the Philadelphia property of $1.8 million was classified as held for sale at March 31, 2021.  Pursuant to an agreement to sell the Philadelphia property, in the first quarter of 2021, CoreCivic recognized an impairment charge of $1.3 million associated with this facility, based on its estimated net realizable value less costs to sell.  Both the St. Louis and Philadelphia properties were formerly leased to third party lessees in the CoreCivic Properties segment.

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

5.	DEBT

Debt outstanding as of June 30, 2021 and December 31, 2020 consisted of the following (in thousands):

	June 30,	December 31,
	2021	2020
Revolving Credit Facility maturing April 2023. Interest payable periodically at variable interest rates. The weighted average rate at June 30, 2021 and December 31, 2020 was 1.6% and 1.7%, respectively.	$112,000	$219,000
Term Loan A maturing April 2023. Interest payable periodically at variable interest rates. The rate at both June 30, 2021 and December 31, 2020 was 1.6%. Unamortized debt issuance costs amounted to $0.0 million and $0.1 million at June 30, 2021 and December 31, 2020, respectively.	175,000	180,000
Term Loan B maturing December 2024. Interest payable periodically at variable interest rates. The rate at both June 30, 2021 and December 31, 2020 was 5.5%. Unamortized debt issuance costs amounted to $3.6 million and $4.1 million at June 30, 2021 and December 31, 2020, respectively.	228,125	237,500
4.625% Senior Notes maturing May 2023. Unamortized debt issuance costs amounted to $0.6 million and $1.5 million at June 30, 2021 and December 31, 2020, respectively. A portion of these notes were repurchased during the second quarter of 2021 in privately negotiated transactions, as further described hereafter.	174,012	350,000
5.0% Senior Notes. Unamortized debt issuance costs amounted to $0.8 million at December 31, 2020. These notes were fully redeemed in April 2021, as further described hereafter.	—	250,000
4.75% Senior Notes maturing October 2027. Unamortized debt issuance costs amounted to $2.5 million and $2.7 million at June 30, 2021 and December 31, 2020, respectively.	250,000	250,000
8.25% Senior Notes maturing April 2026. Unamortized debt issuance costs amounted to $9.9 million at June 30, 2021.	450,000	—
4.5% Capital Commerce Center Non-Recourse Mortgage Note. Unamortized debt issuance costs amounted to $0.3 million at December 31, 2020. This note was repaid in connection with the sale of Capital Commerce Center, as further described hereafter.	—	20,934
4.43% Lansing Correctional Center Non-Recourse Mortgage Note maturing January 2040. Unamortized debt issuance costs amounted to $3.1 million at both June 30, 2021 and December 31, 2020.	155,941	157,607
4.5% SSA-Baltimore Non-Recourse Mortgage Note. Unamortized debt issuance costs amounted to $0.2 million at December 31, 2020. This note was repaid in connection with the sale of SSA-Baltimore, as further described hereafter.	—	144,476
Total debt	1,545,078	1,809,517
Unamortized debt issuance costs	(19,723)	(12,766)
Unamortized original issue discount	(13,063)	(10,000)
Current portion of long-term debt	(31,999)	(39,087)
Long-term debt, net	$1,480,293	$1,747,664

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

Based on CoreCivic's total leverage ratio, loans under the Revolving Credit Facility currently bear interest at the base rate plus a margin of 0.50% or at LIBOR plus a margin of 1.50%, and a commitment fee equal to 0.35% of the unfunded balance.  The Revolving Credit Facility also has a $50.0 million sublimit for the issuance of standby letters of credit. As of June 30, 2021, CoreCivic had $112.0 million in borrowings outstanding under the Revolving Credit Facility as well as $13.9 million in letters of credit outstanding resulting in $674.1 million available under the Revolving Credit Facility.

The Bank Credit Facility is secured by a pledge of all of the capital stock of CoreCivic's domestic restricted subsidiaries, 65% of the capital stock of CoreCivic's foreign subsidiaries, all of CoreCivic's accounts receivable, and all of CoreCivic's deposit accounts. The Bank Credit Facility requires CoreCivic to meet certain financial covenants, including, without limitation, a maximum total leverage ratio, a maximum secured leverage ratio, and a minimum fixed charge coverage ratio.  As of June 30, 2021, CoreCivic was in compliance with all such covenants.  In addition, the Bank Credit Facility contains certain covenants that, among other things, limit the incurrence of additional indebtedness, payment of dividends and other customary restricted payments, permitted investments, transactions with affiliates, asset sales, mergers and consolidations, liquidations, prepayments and modifications of other indebtedness, liens and other encumbrances and other matters customarily restricted in such agreements.  In addition, the Bank Credit Facility is subject to certain cross-default provisions with terms of CoreCivic's other unsecured indebtedness, and is subject to acceleration upon the occurrence of a change of control.

As a result of opposition to immigration policies and the association of private companies with the enforcement of such policies, some banks, including several that are currently parties to the Bank Credit Facility, have announced that they do not expect to continue providing credit or financial services to private entities that operate correctional and detention facilities, including CoreCivic.  The banks that are currently parties to the Bank Credit Facility are obligated to honor their commitments under the Bank Credit Facility.

Incremental Term Loan A. Interest rate margins under the Term Loan A are the same as the interest rate margins under the Revolving Credit Facility.  The Term Loan A also has the same collateral requirements, financial and certain other covenants, and cross-default provisions as the Revolving Credit Facility.  The Term Loan A, which is pre-payable without penalty, also has a maturity concurrent with the Revolving Credit Facility due April 2023, with scheduled quarterly principal payments through April 2023.  As of June 30, 2021, the outstanding balance of the Term Loan A was $175.0 million.

Senior Secured Term Loan B. On December 18, 2019, CoreCivic entered into a new $250.0 million Senior Secured Term Loan B ("Term Loan B" and, together with the Bank Credit Facility, the "Credit Agreements").  The Term Loan B bears interest at a rate of LIBOR plus 4.50%, with a 1.00% LIBOR floor (or, at CoreCivic's option, a base rate plus 3.50%), and has a five-year maturity with scheduled quarterly principal payments through December 2024.  The Term Loan B is secured by a first lien on certain specified real property assets, representing a loan-to-value of no greater than 80%.  CoreCivic can prepay the Term Loan B at any time and from time to time, without premium or penalty. The Term Loan B was issued at a price of 95% of the principal amount of the Term Loan B, resulting in a discount of $12.5 million, which is amortized into interest expense over the term of the Term Loan B.  Proceeds from the issuance of the Term Loan B were used to partially fund the early redemption of $325.0 million in aggregate principal amount of 4.125% senior notes originally due 2020, transaction fees and expenses, and to provide for general corporate purposes.  CoreCivic capitalized approximately $5.1 million of costs associated with the issuance of the Term Loan B.  As of June 30, 2021, the outstanding balance of the Term Loan B was $228.1 million.

Senior Notes.  Interest on the $174.0 million remaining principal balance outstanding on CoreCivic's 4.625% senior notes issued in April 2013 with an original principal amount of $350.0 million (the "4.625% Senior Notes") accrues at the stated rate and is payable in May and November of each year.  The 4.625% Senior Notes are scheduled to mature on May 1, 2023.  Interest on the $250.0 million aggregate principal amount of CoreCivic's 4.75% senior notes issued in October 2017 (the "4.75% Senior Notes") accrues at the stated rate and is payable in April and October of each year.  The 4.75% Senior Notes are scheduled to mature on October 15, 2027.

The 4.625% Senior Notes and the 4.75% Senior Notes, collectively referred to herein as the "Senior Notes", are senior unsecured obligations of the Company and are guaranteed by all of the Company's subsidiaries that guarantee the Bank Credit Facility.  CoreCivic may redeem all or part of the Senior Notes at any time prior to three months before their respective maturity date at a "make-whole" redemption price, plus accrued and unpaid interest thereon to, but not including, the redemption date.  Thereafter, the Senior Notes are redeemable at CoreCivic's option, in whole or in part, at a redemption price equal to 100% of the aggregate principal amount of the notes to be redeemed plus accrued and unpaid interest thereon to, but not including, the redemption date.

On April 14, 2021, the Company completed a registered offering of $450.0 million aggregate principal amount of 8.25% senior unsecured notes due 2026 (the "8.25% Senior Notes"), which are guaranteed by the Company's existing and future subsidiaries that guarantee the Bank Credit Facility. The 8.25% Senior Notes were priced at 99.0% of face value and as a result have an effective yield to maturity of 8.50%. The net proceeds from the issuance of the 8.25% Senior Notes totaled approximately $435.1 million, after deducting the original issuance and underwriting discounts and estimated offering expenses. The Company used a significant amount of the net proceeds from the offering of the 8.25% Senior Notes (i) to redeem all of the $250.0 million aggregate principal amount of CoreCivic's 5.0% senior notes issued in September 2015 (the "5.0% Senior Notes"), including the payment of the applicable "make-whole" redemption amount of $15.5 million and accrued interest, and (ii) to otherwise repay or reduce its other indebtedness, including repurchasing $149.0 million of its 4.625% Senior Notes at an aggregate purchase price of $151.2 million in privately negotiated transactions, reducing the outstanding balance of the 4.625% Senior Notes to $201.0 million. On June 21, 2021, the Company purchased an additional $27.0 million of its 4.625% Senior Notes at par in an open market purchase, further reducing the outstanding balance of the 4.625% Senior Notes to $174.0 million. The "make-whole" redemption amount paid in connection with the redemption of the 5.0% Senior Notes, originally scheduled to mature on October 15, 2022, and the aggregate price paid for the 4.625% Senior Notes in excess of the principal amount of the notes repurchased resulted in charges of $19.2 million during the second quarter of 2021, including costs associated with the repurchases and the proportionate write-off of existing debt issuance costs.  The remaining net proceeds were used to pay-down a portion of the amounts outstanding under the Revolving Credit Facility and for general corporate purposes.

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

Non-Recourse Mortgage Notes:

Capital Commerce Center.  On January 19, 2018, CoreCivic acquired the 261,000 square-foot Capital Commerce Center, located in Tallahassee, Florida, for a purchase price of $44.7 million.  The acquisition was partially financed with a $24.5 million non-recourse mortgage note (the "Capital Commerce Note"), which was fully-secured by the Capital Commerce Center property, with an interest rate of 4.5%, maturing in January 2033.  Principal and interest on the Capital Commerce Note were payable in equal monthly payments over the 15-year term of the note. The Capital Commerce Note was pre-payable at any time with a prepayment charge, if any, equal to an amount so as to maintain the same yield on the Capital Commerce Note as if it had been carried through to its full term using Treasury instruments having a term equal to the remaining term of the Capital Commerce Note as of the prepayment date. CoreCivic capitalized approximately $0.4 million of costs associated with the Capital Commerce Note.  On May 28, 2021, CoreCivic completed the sale of the Capital Commerce Center, along with a warehouse property leased to the GSA in Dayton, Ohio, in a single transaction to a third party for an aggregate price of $73.0 million, generating net proceeds of $46.2 million after the repayment of the Capital Commerce Note and other transaction-related costs. In connection with the sale, CoreCivic incurred charges of $3.7 million associated with the prepayment of the Capital Commerce Note recognized in the consolidated statement of operations as expenses associated with debt repayments and refinancing transactions.

Lansing Correctional Facility.  On April 20, 2018, CoreCivic of Kansas, LLC (the "Issuer"), a wholly-owned unrestricted subsidiary of the Company, priced $159.5 million in aggregate principal amount of non-recourse senior secured notes of the Issuer (the "Kansas Notes"), in a private placement pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended.  The private placement closed on June 1, 2018.  The Company used the proceeds of the private placement, which were drawn on quarterly funding dates beginning in the second quarter of 2018, to fund construction of the Lansing Correctional Facility, along with costs and expenses of the project.  The Kansas Notes have a yield to maturity of 4.43% and are scheduled to mature in January 2040, 20 years following completion of the project, which occurred in January 2020. Principal and interest on the Kansas Notes are payable in quarterly payments, which began in July 2020 and continue until maturity. CoreCivic may redeem all or part of the Kansas Notes at any time upon written notice of not less than 30 days and not more than 60 days prior to the date fixed for such prepayment, with a "make-whole" amount, together with interest on the Kansas Notes accrued to, but not including, the redemption date. CoreCivic capitalized approximately $3.4 million of costs associated with the private placement. Because the Issuer has been designated as an unrestricted subsidiary of the Company under terms of the Company's Credit Agreements, the issuance and service of the Kansas Notes, and the revenues and expenses associated with the facility lease, do not impact the financial covenants associated with the Company's Credit Agreements.  As of June 30, 2021, the outstanding balance of the Kansas Notes was $155.9 million.

SSA-Baltimore.  On August 23, 2018, CoreCivic acquired the 541,000 square-foot SSA-Baltimore office building for a purchase price of $242.0 million.  In connection with the acquisition, a wholly-owned unrestricted subsidiary of the Company assumed $157.3 million of in-place financing that was used to fund the initial construction of the property in 2014. The assumed non-recourse mortgage note (the "SSA-Baltimore Note") carried a fixed interest rate of 4.5% and required monthly principal and interest payments, with a balloon payment of $40.0 million due at maturity in February 2034. The SSA-Baltimore Note was fully-secured by the SSA-Baltimore property.  CoreCivic could pre-pay the SSA-Baltimore Note in whole or in part upon not less than 30 days' and not more than 60 days' prior written notice and such pre-payment would include a "make-whole" amount.  During the last 90 days of the permanent loan term and upon 30 days' prior written notice, CoreCivic could pre-pay the note in full, including any accrued and outstanding interest on any permanent loan payment date, without the payment of the "make-whole" amount.  CoreCivic capitalized approximately $0.2 million of costs associated with the assumption of the SSA-Baltimore Note.  On June 29, 2021, CoreCivic completed the sale of the SSA-Baltimore property to a third party for an aggregate price of $253.0 million, generating net proceeds of $76.4 million after the repayment of the SSA-Baltimore Note and other transaction-related costs. In connection with the sale, CoreCivic incurred charges of $29.3 million associated with the prepayment of the SSA-Baltimore Note recognized in the consolidated statement of operations as expenses associated with debt repayments and refinancing transactions.

CoreCivic may also seek to issue additional debt or equity securities from time to time when the Company determines that market conditions and the opportunity to utilize the proceeds from the issuance of such securities are favorable.

Debt Maturities.  Scheduled principal payments as of June 30, 2021 for the remainder of 2021, the next five years, and thereafter were as follows (in thousands):

2021 (remainder)	$15,784
2022	35,376
2023	467,158
2024	186,597
2025	5,823
2026	456,326
Thereafter	378,014
Total debt	$1,545,078

6.	STOCKHOLDERS' EQUITY

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

Restricted Stock Units

During the first six months of 2021, CoreCivic issued approximately 2.7 million restricted common stock units ("RSUs") to certain of its employees and non-employee directors, with an aggregate value of $21.8 million, including 2.5 million RSUs to employees and non-employee directors whose compensation is charged to general and administrative expense and 0.2 million RSUs to employees whose compensation is charged to operating expense. During 2020, CoreCivic issued approximately 1.2 million RSUs to certain of its employees and non-employee directors, with an aggregate value of $20.9 million, including 1.1 million RSUs to employees and non-employee directors whose compensation is charged to general and administrative expense and 0.1 million RSUs to employees whose compensation is charged to operating expense.

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

During the three months ended June 30, 2021, CoreCivic expensed $4.3 million, net of forfeitures, relating to RSUs ($0.3 million of which was recorded in operating expenses and $4.0 million of which was recorded in general and administrative expenses).  During the three months ended June 30, 2020, CoreCivic expensed $4.3 million, net of forfeitures, relating to RSUs ($0.4 million of which was recorded in operating expenses and $3.9 million of which was recorded in general and administrative expenses).

During the six months ended June 30, 2021, CoreCivic expensed $8.5 million, net of forfeitures, relating to RSUs ($0.8 million of which was recorded in operating expenses and $7.7 million of which was recorded in general and administrative expenses). During the six months ended June 30, 2020, CoreCivic expensed $8.9 million, net of forfeitures, relating to RSUs ($0.9 million of which was recorded in operating expenses and $8.0 million of which was recorded in general and administrative expenses). As of June 30, 2021, approximately 3.5 million RSUs remained outstanding and subject to vesting.
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

A reconciliation of the numerator and denominator of the basic earnings per share computation to the numerator and denominator of the diluted earnings per share computation is as follows (in thousands, except per share data):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
NUMERATOR
Basic:
Net income (loss) attributable to common stockholders	$15,623	$22,186	$(109,945)	$54,243
Diluted:
Net income (loss) attributable to common stockholders	$15,623	$22,186	$(109,945)	$54,243
Net income attributable to non-controlling interest	—	—	—	1,181
Diluted net income (loss) attributable to common stockholders	$15,623	$22,186	$(109,945)	$55,424
DENOMINATOR
Basic:
Weighted average common shares outstanding	120,283	119,630	120,098	119,483
Diluted:
Weighted average common shares outstanding	120,283	119,630	120,098	119,483
Effect of dilutive securities:
Restricted stock-based awards	434	2	275	25
Non-controlling interest – Operating Partnership Units	1,342	1,342	1,342	1,342
Weighted average shares and assumed conversions	122,059	120,974	121,715	120,850
BASIC EARNINGS (LOSS) PER SHARE	$0.13	$0.19	$(0.92)	$0.45
DILUTED EARNINGS (LOSS) PER SHARE	$0.13	$0.18	$(0.92)	$0.45

Approximately 0.3 million and 0.5 million stock options were excluded from the computation of diluted earnings per share for the three months ended June 30, 2021 and 2020, respectively, because they were anti-dilutive. Approximately 0.4 million and 0.5 million stock options were excluded from the computation of diluted earnings per share for the six months ended June 30, 2021 and 2020, respectively, because they were anti-dilutive.

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

On April 16, 2021, the Company reached an agreement in principle to settle the lawsuit.  The monetary terms of the settlement include a payment by the Company of $56.0 million in return for a dismissal of the case with prejudice and a full release of all claims against all defendants, including the Company and its current and former officers.  The proposed settlement contains no admission of liability, wrongdoing, or responsibility by any of the defendants, including the Company, and is subject to the negotiation and execution of a definitive settlement agreement, and court approval of such definitive settlement agreement.  As a result of the settlement, the Company recognized an expense of $54.3 million during the six months ended June 30, 2021, which is net of the remaining insurance available under the Company's policies.

The Company is also named along with several of its directors in six derivative lawsuits which raise similar allegations to those raised in the Grae securities litigation.  At present, those suits are stayed pending the outcome of the Grae litigation.  The Company believes these lawsuits are entirely without merit and intends to vigorously defend against them.  The Company is unable at this stage to reasonably predict the outcome of these matters or estimate the amount of loss or range of loss, if any, that may result.  For this reason, the Company does not consider losses probable or reasonably estimable at this stage and has not recorded an accrual relating to the derivative lawsuits.

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

During the years in which the Company elected REIT status, CoreCivic was entitled to a deduction for dividends paid, resulting in a substantial reduction in the amount of federal income tax expense it recognized.  During those years, substantially all of CoreCivic's income tax expense was incurred based on the earnings generated by its TRSs.  CoreCivic recorded an income tax expense of $6.5 million and an income tax benefit of $1.0 million for the three months ended June 30, 2021 and 2020, respectively.  CoreCivic recorded an income tax expense of $120.1 million and $2.8 million for the six months ended June 30, 2021 and 2020, respectively.  Income tax expense for the six months ended June 30, 2021 included $114.2 million primarily resulting from the revaluation of the Company's net deferred tax liabilities due to the completion of all significant actions necessary to revoke its REIT election.  Income tax expense during the six months ended June 30, 2020 included $3.1 million that had been deferred during the construction period of the Lansing Correctional Facility, which was owned by a TRS of the Company until it converted to a qualified REIT subsidiary ("QRS") upon completion of construction in the first quarter of 2020.  Because ownership of this facility reverts to the state of Kansas upon expiration of the twenty-year lease, the construction and subsequent lease of the facility to the State was a deemed sale for federal and state income tax purposes.  The gain on sale was reported as a deferred tax asset based on the percentage of completion method over the construction period.  This deferred tax asset was revalued to zero upon conversion of the TRS to a QRS.

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

CoreCivic had no liabilities recorded for uncertain tax positions as of June 30, 2021 and December 31, 2020.  CoreCivic recognizes interest and penalties related to unrecognized tax positions in income tax expense. CoreCivic does not currently anticipate that the total amount of unrecognized tax positions will significantly change in the next twelve months.
10.	SEGMENT REPORTING

As of June 30, 2021, CoreCivic operated 47 correctional and detention facilities, 42 of which the Company owned.  In addition, CoreCivic owned and operated 26 residential reentry centers and owned 10 properties for lease to third parties.  Management views CoreCivic's operating results in three operating segments, CoreCivic Safety, CoreCivic Community, and CoreCivic Properties.  CoreCivic Safety includes the operating results of those correctional and detention facilities placed into service that were owned, or controlled via a long-term lease, and managed by CoreCivic, as well as those correctional and detention facilities owned by a third party and managed by CoreCivic.  CoreCivic Safety also includes the operating results of TransCor America, LLC, a subsidiary of the Company that provides transportation services to governmental agencies.  CoreCivic Community includes the operating results of those residential reentry centers placed into service that were owned, or controlled via a long-term lease, and managed by CoreCivic.  CoreCivic Community also includes the operating results of the Company's electronic monitoring and case management services. CoreCivic Properties includes the operating results of those properties leased to third parties.  The operating performance of the three segments can be measured based on their net operating income.  CoreCivic defines facility net operating income as a facility's revenues less operating expenses.

The revenue and facility net operating income for each of the three segments and a reconciliation to CoreCivic's income before income taxes is as follows for the three and six months ended June 30, 2021 and 2020 (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Revenue:
Safety	$419,880	$424,117	$829,649	$861,882
Community	24,929	26,004	48,587	56,603
Properties	19,732	22,483	40,987	45,162
Total segment revenue	464,541	472,604	919,223	963,647
Operating expenses:
Safety	307,280	323,739	612,707	654,476
Community	20,024	22,201	41,124	46,650
Properties	5,668	6,906	11,942	13,860
Total segment operating expenses	332,972	352,846	665,773	714,986
Facility net operating income:
Safety	112,600	100,378	216,942	207,406
Community	4,905	3,803	7,463	9,953
Properties	14,064	15,577	29,045	31,302
Total facility net operating income	131,569	119,758	253,450	248,661
Other revenue (expense):
Other revenue	30	37	66	95
Other operating expense	(98)	(81)	(181)	(256)
General and administrative	(33,228)	(30,145)	(62,758)	(61,424)
Depreciation and amortization	(34,084)	(38,619)	(66,796)	(76,571)
Shareholder litigation expense	(2,550)	—	(54,295)	—
Asset impairments	(2,866)	(11,717)	(4,174)	(12,253)
Interest expense, net	(23,222)	(20,996)	(41,650)	(43,534)
Expenses associated with debt repayments and refinancing transactions	(52,167)	—	(52,167)	—
Gain on sale of real estate assets	38,766	2,818	38,766	2,818
Other income (expense)	(8)	169	(156)	702
Income before income taxes	$22,142	$21,224	$10,105	$58,238

The following table summarizes capital expenditures including accrued amounts for the three and six months ended June 30, 2021 and 2020 (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Capital expenditures:
Safety	$13,398	$6,728	$18,921	$13,405
Community	494	384	1,084	1,038
Properties	2,290	3,320	3,305	99,269
Corporate and other	1,032	1,562	9,550	3,620
Total capital expenditures	$17,214	$11,994	$32,860	$117,332

The total assets are as follows (in thousands):

	June 30, 2021	December 31, 2020
Assets:
Safety	$2,569,361	$2,589,622
Community	228,974	234,475
Properties	365,770	676,374
Corporate and other	260,091	208,844
Total Assets	$3,424,196	$3,709,315

.

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

•

the duration of the federal government's denial of entry at the United States southern border to asylum-seekers and anyone crossing the southern border without proper documentation or authority in an effort to contain the spread of the novel coronavirus and related variants, or COVID-19;

•	government and staff responses to staff or residents testing positive for COVID-19 within public and private correctional, detention and reentry facilities, including the facilities we operate;
•

restrictions associated with COVID-19 that disrupt the criminal justice system, along with government policies on prosecutions and newly ordered legal restrictions that affect the number of people placed in correctional, detention, and reentry facilities, including those associated with a resurgence of COVID-19;

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

We are the nation's largest owner of partnership correctional, detention, and residential reentry facilities and one of the largest prison operators in the United States.  We also believe we are the largest private owner of real estate used by government agencies in the U.S.  As of June 30, 2021, through our CoreCivic Safety segment, we operated 47 correctional and detention facilities, 42 of which we owned, with a total design capacity of approximately 70,000 beds. Through our CoreCivic Community segment, we owned and operated 26 residential reentry centers with a total design capacity of approximately 5,000 beds.  In addition, through our CoreCivic Properties segment, we owned 10 properties for lease to third parties and used by government agencies, totaling 1.6 million square feet.

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

On August 5, 2020, we announced that our Board of Directors, or BOD, unanimously approved a plan to revoke our REIT election and become a taxable C Corporation, effective January 1, 2021.  The BOD also voted unanimously to discontinue our quarterly dividend and prioritize allocating our free cash flow to reduce debt levels.  As a result, we are no longer required to operate under REIT rules, including the requirement to distribute at least 90% of our taxable income to our stockholders, which provides us with greater flexibility to use our free cash flow.  Beginning January 1, 2021, we are subject to federal and state income taxes on our taxable income at applicable tax rates, and are no longer entitled to a tax deduction for dividends paid. However, we believe this conversion will improve our overall credit profile and lower our overall cost of capital.  Following our first priority of reducing debt, we expect to allocate a substantial portion of our free cash flow to returning capital to our shareholders and pursuing alternative growth opportunities.  This conversion will also provide us with significantly more liquidity, which will enable us to reduce our reliance on the capital markets and reduce the size of our Second Amended and Restated Credit Agreement, or Bank Credit Facility, in the future.  We continued to operate as a REIT for the 2020 tax year, and existing REIT requirements and limitations, including those established by our organizational documents, remained in place until January 1, 2021.

On January 26, 2021, President Biden issued the Private Prison EO.  The Private Prison EO directs the Attorney General to not renew DOJ contracts with privately operated criminal detention facilities.  Two agencies of the DOJ, the BOP and the USMS, utilize our services.  The BOP houses inmates who have been convicted, and the USMS is generally responsible for detainees who are awaiting trial.  The BOP has experienced a steady decline in inmate populations over the last seven years, a trend that has been accelerated by the novel coronavirus, or COVID-19, pandemic.  We currently have one prison contract with the BOP, accounting for 2% ($20.2 million) of our total revenue for the six months ended June 30, 2021, which expires in November 2022.  The Private Prison EO only applies to agencies that are part of the DOJ, which includes the BOP and USMS.  U.S. Immigration and Customs Enforcement, or ICE, facilities are not covered by the Private Prison EO, as ICE is an agency of the Department of Homeland Security, not the DOJ, although it is possible that the federal government could choose to take similar action on ICE facilities in the future.  For the six months ended June 30, 2021, USMS and ICE accounted for 23% ($214.9 million) and 29% ($271.1 million), respectively, of our total revenue.

Unlike the BOP, the USMS does not own detention capacity and relies on the private sector, along with various government agencies, for its detainee population. The USMS has indicated that it has been advised by the Office of the Deputy Attorney General not to renew existing contracts, or enter into new contracts for private detention facilities. During the second quarter of 2021, we had direct contracts with the USMS for up to 992 detainees at our 2016-bed Northeast Ohio Correctional Center and for up to approximately 96 detainees at our 664-bed Crossroads Correctional Center in Montana that expired and were not renewed.  On May 28, 2021, we entered into a new three-year contract with Mahoning County, Ohio to utilize up to 990 beds at our Northeast Ohio Correctional Center.  Mahoning County is responsible for County inmates and federal detainees, including USMS detainees, and the County is using the Northeast Ohio facility to address its population needs.  During the third quarter of 2021, we entered into an amendment to the contract with the state of Montana to utilize all of the capacity at the Crossroads Correctional Center, including the space vacated by the USMS, and to extend the existing contract to June 30, 2023, with additional renewal options by mutual agreement through August 31, 2029.

We currently have eight detention facilities that have separate contracts where the USMS is the primary customer within the facility that all expire at various times over the next several years, with the exception of two contracts that have indefinite terms. Non-renewal of these contracts, or the expansion of the Private Prison EO to ICE, would have a material adverse effect on our business, financial condition, and results of operations.  As of June 30, 2021, three of the aforementioned eight contracts with the USMS expire over the next twelve months.  The USMS has full access to our 600-bed West Tennessee Detention Facility and our 1,033-bed Leavenworth Detention Center under direct contracts with the USMS that expire in September 2021 and December 2021, respectively.  In addition, we have a contract at our 2,672-bed Tallahatchie County Correctional Facility in Mississippi that allows the USMS to utilize available capacity that expires in June 2022.  We do not yet know if the USMS will relocate the detainees at these facilities, but we will continue to work with the USMS to enable it to fulfill its mission.  However, we can provide no assurance that we will be able to provide a solution that is acceptable to all parties that would be involved in such a solution.

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

Asset impairments.  The primary risk we face for material asset impairment charges is associated with facilities we own.  As of June 30, 2021, we had $2.3 billion in property and equipment, including $130.1 million in long-lived assets, excluding equipment, at five idled CoreCivic Safety correctional facilities.  The impairment analyses we performed for each of these facilities excluded the net book value of equipment, as a substantial portion of the equipment is easily transferrable to other company-owned facilities without significant cost.  The carrying values of the five idled correctional facilities as of June 30, 2021 were as follows (in thousands):

Prairie Correctional Facility	$14,231
Huerfano County Correctional Center	15,565
Diamondback Correctional Facility	37,492
Marion Adjustment Center	10,957
Kit Carson Correctional Center	51,860
$130,105

As of June 30, 2021, we also had one idled non-core facility in our Safety segment containing 240 beds with a net book value of $3.0 million; four facilities in our Community segment, containing an aggregate of 740 beds with an aggregate net book value of $13.6 million; and one previously leased property in our Properties segment, containing 37,000 square feet with a net book value of $6.3 million.

We incurred operating expenses at all of these idled facilities of approximately $2.0 million and $1.9 million for the period they were idle during the three months ended June 30, 2021 and 2020, respectively. We incurred operating expenses at all of these idled facilities of $4.1 million and $3.7 million for the period they were idle during the six months ended June 30, 2021 and 2020, respectively.

On May 24, 2021, we completed the sale of an idled 12,000 square foot non-core property located in St. Louis, Missouri, with a net book value of $0.8 million at the time of the sale, for net proceeds of $0.6 million.  In addition, on June 25, 2021, we completed the sale of an idled 18,000 square foot non-core property, located in Philadelphia, Pennsylvania, for a price of $2.0 million, generating net proceeds of $1.8 million.   The carrying value of the Philadelphia property of $1.8 million was classified as held for sale at March 31, 2021.  Pursuant to an agreement to sell the Philadelphia property, in the first quarter of 2021, we recognized an impairment charge of $1.3 million associated with this facility, based on its estimated net realizable value less costs to sell.  Both the St. Louis and Philadelphia properties were formerly in our Properties segment.

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

Self-funded insurance reserves.  As of June 30, 2021, we had $46.4 million in accrued liabilities for employee health, workers' compensation, and automobile insurance claims.  We are significantly self-insured for employee health, workers' compensation, and automobile liability insurance claims.  As such, our insurance expense is largely dependent on claims experience and our ability to control our claims.  We have consistently accrued the estimated liability for employee health insurance claims based on our history of claims experience and the estimated time lag between the incident date and the date we pay the claims.  We have accrued the estimated liability for workers' compensation claims based on an actuarial valuation of the outstanding liabilities, discounted to the net present value of the outstanding liabilities, using a combination of actuarial methods used to project ultimate losses, and our automobile insurance claims based on estimated development factors on claims incurred. The liability for employee health, workers' compensation, and automobile insurance includes estimates for both claims incurred and for claims incurred but not reported.  These estimates could change in the future.  It is possible that future cash flows and results of operations could be materially affected by changes in our assumptions, new developments, or by the effectiveness of our strategies.

Legal reserves.  As of June 30, 2021, we had $9.1 million in accrued liabilities under the provisions of ASC Subtopic 450-20, "Loss Contingencies," related to certain claims and legal proceedings in which we are involved.  We have accrued our best estimate of the probable costs for the resolution of these claims, if estimable.  In addition, we are subject to current and potential future claims and legal proceedings for which little or no accrual has been reflected because our current assessment of the potential exposure is nominal, or because we cannot reasonably estimate the amount of loss or range of loss, if any, that may result.  These estimates have been developed in consultation with our General Counsel's office and, as appropriate, outside counsel handling these matters, and are based upon an analysis of potential results, assuming a combination of litigation and settlement strategies.  It is possible that future cash flows and results of operations could be materially affected by changes in our assumptions, new developments, or by the effectiveness of our litigation and settlement strategies.

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

	Effective	CoreCivic
	Date	Safety	Community	Properties	Total
Facilities as of December 31, 2019		50	29	28	107
Acquisition of a portfolio of government- leased properties	January 2020	—	—	28	28
Commencement of the Lansing Correctional Facility lease	January 2020	—	—	1	1
Termination of contract and lease of a Colorado reentry center	January 2020	—	(1)	—	(1)
Sale of an idled residential reentry center in Arizona	April 2020	—	(1)	—	(1)
Sale of an idled non-core facility in Tennessee	May 2020	(1)	—	—	(1)
Expiration of a managed-only contract in Tennessee	October 2020	(1)	—	—	(1)
Expiration of a managed-only contract in Tennessee	December 2020	(1)	—	—	(1)
Sale of a portfolio of government- leased properties	December 2020	—	—	(42)	(42)
Facilities as of December 31, 2020		47	27	15	89
Termination of contract and lease of a Colorado reentry center	January 2021	—	(1)	—	(1)
Sale of an idled government-leased property in Missouri	May 2021	—	—	(1)	(1)
Sale of two leased properties in Florida and Ohio	May 2021	—	—	(2)	(2)
Sale of a government-leased property in Maryland	June 2021	—	—	(1)	(1)
Sale of an idled property in Pennsylvania	June 2021	—	—	(1)	(1)
Facilities as of June 30, 2021		47	26	10	83

Three and Six Months Ended June 30, 2021 Compared to the Three and Six Months Ended June 30, 2020

Net income attributable to common stockholders was $15.6 million, or $0.13 per diluted share, for the three months ended June 30, 2021, compared with net income attributable to common stockholders of $22.2 million, or $0.18 per diluted share, for the three months ended June 30, 2020. Net loss attributable to common stockholders was $109.9 million, or $0.92 per diluted share, for the six months ended June 30, 2021, compared with net income attributable to common stockholders of $54.2 million, or $0.45 per diluted share, for the six months ended June 30, 2020.   Financial results for the three months ended June 30, 2021 reflected a gain on the sale of real estate assets amounting to $38.8 million, $52.2 million of expenses associated with debt repayments and refinancing transactions, $2.9 million of asset impairments, $2.6 million of charges related to the settlement agreement reached during April 2021 in connection with shareholder litigation, and $0.8 million of incremental expenses directly associated with COVID-19 (reflected in operating expenses). Financial results for the six months ended June 30, 2021 also included charges of $54.3 million related to the shareholder litigation settlement, $2.4 million of incremental expenses directly associated with COVID-19 (reflected in operating expenses), and $4.2 million of asset impairments.  In addition, financial results for the six months ended June 30, 2021 reflected an income tax charge of $120.1 million, including $114.2 million for income taxes associated with the change in corporate tax structure and other special tax items, compared with income tax expense of $2.8 million during the first six months of 2020, when the Company qualified as a REIT.

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

•	CoreCivic Properties segment, consisting of the 10 real estate properties owned by CoreCivic for lease to third parties and used by government agencies.

For the three and six months ended June 30, 2021 and 2020, our total segment net operating income, which we define as facility revenue (including interest income associated with finance leases) less operating expenses, was divided among our three business segments as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Segment:
Safety	84.2%	82.3%	84.1%	82.1%
Community	3.6%	3.1%	2.9%	4.0%
Properties	12.2%	14.6%	13.0%	13.9%

Facility Operations

A key performance indicator we use to measure the revenue and expenses associated with the operation of the correctional, detention, and residential reentry facilities we own or manage is expressed in terms of a compensated man-day, which represents the revenue we generate and expenses we incur for one offender for one calendar day.  Revenue and expenses per compensated man-day are computed by dividing facility revenue and expenses by the total number of compensated man-days during the period.  A compensated man-day represents a calendar day for which we are paid for the occupancy of an offender. We believe the measurement is useful because we are compensated for operating and managing facilities at an offender per diem rate based upon actual or minimum guaranteed occupancy levels.  We also measure our costs on a per compensated man-day basis, which is largely dependent upon the number of offenders we accommodate.  Further, per compensated man-day measurements are also used to estimate our potential profitability based on certain occupancy levels relative to design capacity.  Revenue and expenses per compensated man-day for all of the correctional, detention, and residential reentry facilities placed into service that we owned or managed, exclusive of those held for lease, and for TransCor were as follows for the three and six months ended June 30, 2021 and 2020:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Revenue per compensated man-day	$89.39	$83.40	$89.59	$82.64
Operating expenses per compensated man-day:
Fixed expense	46.95	47.25	48.28	46.32
Variable expense	18.45	16.57	18.02	16.46
Total	65.40	63.82	66.30	62.78
Operating income per compensated man-day	$23.99	$19.58	$23.29	$19.86
Operating margin	26.8%	23.5%	26.0%	24.0%
Average compensated occupancy	71.6%	74.9%	70.7%	76.9%
Average available beds	74,889	77,803	75,062	77,911
Average compensated population	53,610	58,280	53,105	59,949

Revenue

Total revenue consists of management revenue we generate through CoreCivic Safety and CoreCivic Community in the operation of correctional, detention, and residential reentry facilities, as well as the revenue we generate from TransCor and our electronic monitoring and case management services.  Total revenue also consists of lease revenue we generate through CoreCivic Properties from facilities we lease to third-party operators.  The following table reflects the components of revenue for the three and six months ended June 30, 2021 and 2020 (in millions):

	For the Three Months Ended June 30,
	2021	2020	$ Change	% Change
Management revenue:
Federal	$263.6	$246.2	$17.4	7.1%
State	146.3	161.9	(15.6)	(9.6%)
Local	12.6	19.9	(7.3)	(36.7%)
Other	22.3	22.1	0.2	0.9%
Total management revenue	444.8	450.1	(5.3)	(1.2%)
Lease revenue	19.7	22.5	(2.8)	(12.4%)
Other revenue	0.1	—	0.1	—
Total revenue	$464.6	$472.6	$(8.0)	(1.7%)

	For the Six Months Ended June 30,
	2021	2020	$ Change	% Change
Management revenue:
Federal	$518.1	$497.5	$20.6	4.1%
State	290.1	328.5	(38.4)	(11.7%)
Local	25.0	45.5	(20.5)	(45.1%)
Other	45.0	46.9	(1.9)	(4.1%)
Total management revenue	878.2	918.4	(40.2)	(4.4%)
Lease revenue	41.0	45.2	(4.2)	(9.3%)
Other revenue	0.1	0.1	—	—
Total revenue	$919.3	$963.7	$(44.4)	(4.6%)

The $5.3 million, or 1.2%, decrease in total management revenue for the three months ended June 30, 2021 as compared with the same period in 2020 was primarily a result of a decrease in revenue of approximately $35.4 million caused primarily by a decrease in the average daily compensated population from 2020 to 2021.  The $40.2 million, or 4.4%, decrease in total management revenue for the six months ended June 30, 2021 as compared with the same period in 2020 was primarily a result of a decrease in revenue of approximately $107.3 million caused primarily by a decrease in the average daily compensated population from 2020 to 2021, including the effect of one fewer day of operations in 2021 due to a leap year in 2020. The decrease in management revenue in both the three- and six-month periods was partially offset by an increase in revenue of approximately $29.2 million and $66.9 million, respectively, driven primarily by an increase of 7.2% and 8.4%, respectively, in average revenue per compensated man-day. The increase in average revenue per compensated man-day in both periods resulted from (i) lower population levels which are charged at a higher average per diem for contracts under a tiered structure, (ii) compensation for the assumption of medical services at one of our detention facilities, (iii) the effect of per diem increases at several of our facilities, as well as (iv) a higher mix of federal populations at higher per diem rates.  These increases were net of the effect of the amended inter-governmental service agreement, or IGSA, associated with our South Texas Family Residential Center, which was effective beginning in the fourth quarter of 2020, as further described hereafter. Revenue generated from our electronic monitoring and case management services during the three and six months ended June 30, 2021 increased $0.9 million and $0.2 million, respectively, from the comparable periods in the prior year.

Average daily compensated population decreased 4,670, or 8.0%, to 53,610 during the three months ended June 30, 2021 compared to 58,280 during the three months ended June 30, 2020. Average daily compensated population decreased 6,844, or 11.4%, to 53,105 during the six months ended June 30, 2021 compared to 59,949 during the six months ended June 30, 2020.  Average daily compensated population decreased primarily as a result of government actions to help prevent the spread of COVID-19, which only impacted a portion of the 2020 period. The decrease in average daily compensated population was also a result of the contract terminations at the 1,348-

bed Metro-Davidson County Detention Facility and the 1,046-bed Silverdale Detention Center, both managed-only facilities, in the fourth quarter of 2020.

The solutions we provide to our federal customers, including primarily ICE, the USMS, and the BOP, continue to be a significant component of our business. The federal customers in our Safety and Community segments generated approximately 57% and 52% of our total revenue for the three months ended June 30, 2021 and 2020, respectively, increasing $17.4 million, or 7.1%, during the three months ended June 30, 2021 as compared with the same period in 2020. The federal customers in our Safety and Community segments generated approximately 56% and 52% of our total revenue for the six months ended June 30, 2021 and 2020, respectively, increasing $20.6 million, or 4.1%, during the six months ended June 30, 2021 as compared with the same period in 2020.

The decision near the end of the first quarter of 2020 by the federal government to deny entry at the United States southern border to asylum-seekers and anyone crossing the southern border without proper documentation or authority in an effort to contain the spread of COVID-19 resulted in a reduction in people being apprehended and detained by ICE.  Revenue from ICE declined to $542.0 million during 2020 from $579.5 million during 2019.  The financial impact was somewhat mitigated by fixed monthly payments from ICE at certain facilities, to ensure ICE has adequate bed capacity in the event of a surge in the future.  Since February 2021, however, we have begun to experience monthly increases in the number of people detained by ICE in our facilities. The number of people apprehended by ICE could increase once the policy of denying entry at the United States southern border to asylum-seekers and anyone crossing the southern border without proper documentation or authority is reversed. During the three and six months ended June 30, 2021, revenue from ICE was $139.6 million and $271.1 million, respectively, compared to $135.7 million and $273.6 million during the three and six months ended June 30, 2020.

State revenues from contracts at correctional, detention, and residential reentry facilities that we operate decreased $15.6 million, or 9.6%, from the second quarter of 2020 to the second quarter of 2021. State revenues decreased $38.4 million, or 11.7%, from the six months ended June 30, 2020 to the comparable period in 2021.  State revenues primarily decreased in both periods as a result of the effect of an overall decline in state inmate populations resulting from government actions to help prevent the spread of COVID-19.  In addition, the decrease in state revenues was also a result of the decrease in Oklahoma state inmate populations, primarily at our 1,600-bed Cimarron Correctional Facility, as further described hereafter, and due to the anticipated transfer of Mississippi state inmate populations from our Tallahatchie County Correctional Facility occupied under an emergency contract signed during the first quarter of 2020 back to the state of Mississippi during the first quarter of 2021, also as further described hereafter. In addition, the decrease in state revenues in the six-month period was also a result of one fewer day of operations due to a leap year in 2020. The decrease in state revenues was partially offset by the revenue generated by a new contract with the state of Idaho at our Saguaro Correctional Facility in Arizona, as further described hereafter, as well as per diem increases under numerous other state contracts.

During the third quarter of 2020, largely due to a lower number of inmate populations in the state of Oklahoma resulting from COVID-19, combined with the consequential impact of COVID-19 on the State's budget, we agreed with the State to idle our 1,600-bed Cimarron Correctional Facility.  We also transferred the remaining resident populations at our 390-bed Tulsa Transitional Center to Oklahoma's system, idling the Tulsa facility during the third quarter of 2020.  We ultimately did not idle the Cimarron facility because we subsequently entered into a new contract under an IGSA between the city of Cushing, Oklahoma and the USMS to quickly repurpose the facility to serve a federal need.  From the beginning of the pandemic at the end of the first quarter of 2020 to June 30, 2021, excluding the closure of our Cimarron facility to Oklahoma inmate populations, our state populations declined by approximately 4,800 inmates, or 14.9%, predominantly due to government actions to help prevent the spread of COVID-19.

Local revenues from contracts at correctional, detention, and residential reentry facilities that we operate decreased $7.3 million, or 36.7%, from the second quarter of 2020 to the second quarter of 2021.  Local revenues decreased $20.5 million, or 45.1%, from the six months ended June 30, 2020 to the six months ended June 30, 2021.  The decrease in local revenues in both periods is primarily a result of the contract terminations at the 1,348-bed Metro-Davidson County Detention Facility and the 1,046-bed Silverdale Detention Center, both managed-only facilities, in the fourth quarter of 2020, as further described hereafter.  Local revenues also decreased as a result of an overall decline in local inmate populations resulting from government actions to help prevent the spread of COVID-19, mostly at our CoreCivic Community facilities.

The $2.8 million, or 12.4%, decrease in lease revenue from the second quarter of 2020 to the comparable period in 2021, and the $4.2 million, or 9.3%, decrease in lease revenue from the six months ended June 30, 2020 to the comparable period in 2021 were both primarily a result of the sale of 42 non-core government-leased properties in December 2020 and, to a lesser extent, the sale of three additional actively leased properties during the second quarter of 2021, both as further described hereafter.  The decrease in lease revenue was net of the lease revenue generated from the commencement of the lease of the 656-bed Southeast Correctional Complex in Wheelwright, Kentucky in the third quarter of 2020, also as further described hereafter.

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

COVID-19 notwithstanding, we believe the long-term growth opportunities of our business remain attractive as government agencies consider their emergent needs (including capacity to help mitigate the spread of infectious disease), as well as the efficiency and offender programming opportunities we provide as flexible solutions to satisfy our partners' needs.  Further, several of our existing state partners, as well as prospective state partners, have been experiencing growth in offender populations and overcrowded conditions, are considering alternative correctional capacity for their aged and inefficient infrastructure, or are seeking cost savings by utilizing the private sector, which could result in increased future demand for the solutions we provide.

Operating Expenses

Operating expenses totaled $333.1 million and $352.9 million for the three months ended June 30, 2021 and 2020, respectively, while operating expenses for the six months ended June 30, 2021 and 2020 totaled $666.0 million and $715.2 million, respectively. Operating expenses consist of those expenses incurred in the operation and management of correctional, detention, and residential reentry facilities, as well as those expenses incurred in the operations of TransCor and our electronic monitoring and case management services.  Operating expenses also consist of those expenses incurred in the operation of facilities we lease to third-party operators.

Expenses incurred by CoreCivic Safety and CoreCivic Community in connection with the operation and management of our correctional, detention, and residential reentry facilities, as well as those incurred in the operations of TransCor and our electronic monitoring and case management services, decreased $18.6 million, or 5.4%, during the second quarter of 2021 when compared with the same period in 2020. Expenses incurred by these segments decreased $47.3 million, or 6.7%, during the six months ended June 20, 2021, when compared to the same period in 2020.  Similar to our management revenue, there were several factors that contributed to the decrease in operating expenses incurred in these segments.  Operating expenses decreased primarily as a result of lower staffing and service levels that were consistent with the lower occupancy levels during the COVID-19 pandemic. Incremental expenses associated with COVID-19 also decreased during both the three- and six-month periods.  We incurred $6.3 million of hero bonuses for our facility staff during the second quarter of 2020.  The decrease in operating expenses was also a result of the contract terminations at the 1,348-bed Metro-Davidson County Detention Facility and the 1,046-bed Silverdale Detention Center, both managed-only facilities, in the fourth quarter of 2020. The decrease in operating expenses during the six-month period was also a result of one fewer day of operations in 2021 due to a leap year in 2020.

Total expenses per compensated man-day increased to $65.40 during the three months ended June 30, 2021 from $63.82 during the three months ended June 30, 2020, and increased to $66.30 during the six months ended June 30, 2021 from $62.78 during the same period in the prior year.  Fixed expenses per compensated man-day decreased to $46.95 during the three months ended June 30, 2021 from $47.25 during the same period in the prior year, and increased to $48.28 during the six months ended June 30, 2021 from $46.32 during the same period in the prior year.  We have experienced labor shortages and wage pressures in many markets across the country, and have provided wage increases to remain competitive, including increases to most of our facility staff during the third quarter of 2020. Recruiting has been particularly challenging during the pandemic due to the front-line nature of the services we provide.  Further, we have incurred, and expect to continue to incur, incremental expenses in the short-term to help ensure sufficient staffing levels under unique and challenging working conditions.  Incremental expenses include, but may not be limited to, incentive payments to our line and field staff, additional paid time off, as well as expenses to procure personal protective equipment and other supplies.  During the three months ended June 30, 2021 and 2020, we incurred $0.8 million and $8.2 million respectively of incremental expenses associated with COVID-19. During the six months ended June 30, 2021 and 2020, we incurred $2.4 million and $8.2 million, respectively of incremental expenses associated with COVID-19. The incremental expenses associated with COVID-19 during 2020 included $6.3 million of hero bonuses.  There were no hero bonuses associated with COVID-19 paid during 2021.  The decrease in hero bonuses contributed to the decrease in fixed expenses per compensated man-day during the three months ended June 30, 2021 compared to the same period in 2020 and partially offset the increase in fixed expenses per compensated man-day during the six month period.

We continually monitor compensation levels very closely along with overall economic conditions and will set wage levels necessary to help ensure the long-term success of our business.  Further, we continually evaluate the structure of our employee benefits package and training programs to ensure we are better able to attract and retain our employees. As mentioned, recruiting and retaining staff has become particularly challenging in the current employment market for us and for the corrections and detention industry as a whole. An inability to attract and retain sufficient personnel could prevent us from caring for additional residential populations for government agencies in need of additional capacity due to over-crowding or an inability to adequately staff their facilities. An inability to attract and retain sufficient personnel in our existing facilities could also cause our government partners to assess liquidated damages, reduce our residential populations, or in extreme circumstances, cancel our contracts. Salaries and benefits represent the most significant component of our operating expenses, representing approximately 60% of our total operating expenses for the first six months of 2021 and 61% of our total operating expenses during the same period in 2020.

Operating expenses incurred by CoreCivic Properties in connection with facilities we lease to third-party operators decreased $1.2 million, or 17.9%, during the second quarter of 2021 when compared with the same period in 2020, and decreased $1.9 million, or 13.8%, during the six months ended June 30, 2021 when compared with the same period in 2020. The decrease in expenses in this segment was primarily a result of the sale of 42 non-core government-leased properties in December 2020 and, to a lesser extent, the sale of an additional three actively leased properties in the second quarter of 2021, both as further described hereafter.

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

Additionally, the Private Prison EO issued by President Biden on January 26, 2021, directs the Attorney General to not renew DOJ contracts with privately operated criminal detention facilities.  Two agencies of the DOJ, the BOP and the USMS, utilize our services.  The BOP houses inmates who have been convicted, and the USMS is generally responsible for detainees who are awaiting trial.  The BOP has experienced a steady decline in inmate populations over the last seven years, a trend that has been accelerated by the COVID-19 pandemic.  We currently have one prison contract with the BOP, accounting for 2% ($20.2 million) of our total revenue for the six months ended June 30, 2021, which expires in November 2022.  The Private Prison EO only applies to agencies that are part of the DOJ, which includes the BOP and USMS.  ICE facilities are not covered by the Private Prison EO, as ICE is an agency of the Department of Homeland Security, not the DOJ, although it is possible that the federal government could choose to take similar action on ICE facilities in the future.  For the six months ended June 30, 2021, USMS and ICE accounted for 23% ($214.9 million) and 29% ($271.1 million), respectively, of our total revenue.

Unlike the BOP, the USMS does not own detention capacity and relies on the private sector, along with various government agencies, for its detainee population. The USMS has indicated that it has been advised by the Office of the Deputy Attorney General not to renew existing contracts, or enter into new contracts for private detention facilities. During the second quarter of 2021, we had direct contracts with the USMS for up to 992 detainees at our 2016-bed Northeast Ohio Correctional Center and for up to approximately 96 detainees at our 664-bed Crossroads Correctional Center in Montana that expired and were not renewed.  On May 28, 2021, we entered into a new three-year contract with Mahoning County, Ohio to utilize up to 990 beds at our Northeast Ohio Correctional Center.  Mahoning County is responsible for County inmates and federal detainees, including USMS detainees, and the County is using the Northeast Ohio facility to address its population needs.  During the third quarter of 2021, we entered into an amendment to the contract with the state of Montana to utilize all of the capacity at the Crossroads Correctional Center, including the space vacated by the USMS, and to extend the existing contract to June 30, 2023, with additional renewal options by mutual agreement through August 31, 2029.

We currently have eight detention facilities that have separate contracts where the USMS is the primary customer within the facility that all expire at various times over the next several years, with the exception of two contracts that have indefinite terms. Non-renewal of these contracts, or the expansion of such a similar order to ICE, would have a material adverse effect on our business, financial condition, and results of operations.  As of June 30, 2021, three of the aforementioned eight contracts with the USMS expire over the next twelve months.  The USMS has full access to our 600-bed West Tennessee Detention Facility and our 1,033-bed Leavenworth Detention Center under direct contracts with the USMS that expire in September 2021 and December 2021, respectively.  In addition, we have a contract at our 2,672-bed Tallahatchie County Correctional Facility in Mississippi that allows the USMS to utilize available capacity that expires in June 2022.  We do not yet know if the USMS will relocate the detainees at these facilities, but we will continue to work with the USMS to enable it to fulfill its mission.  However, we can provide no assurance that we will be able to provide a solution that is acceptable to all parties that would be involved in such a solution.

We expect our managed-only contract for the 1,030-bed Marion County Jail in Indianapolis, Indiana to be terminated and operations to be transitioned to Marion County.  Marion County is constructing a replacement facility that is currently expected to be complete near the end of 2021.  The County intends to redevelop the property where the Marion County Jail is located, and we received notice in the second quarter of 2021 that the County intends to terminate the contract effective December 31, 2021.  As a result of this expected contract termination, during the second quarter of 2021, we recognized an asset impairment charge of $2.9 million for goodwill and other assets associated with this managed-only facility's reporting unit.  During the six months ended June 30, 2021 and 2020, facility net operating income, or facility revenues less operating expenses, from this contract was $2.0 million and $1.3 million, respectively.

Based on information available as of the date of this Quarterly Report, other than the contracts with the USMS at our West Tennessee, Leavenworth, and Tallahatchie facilities previously mentioned, for which future utilization by the USMS is uncertain, and at the managed-only Marion County Jail, we believe we will renew all other contracts with our government partners that have expired or are scheduled to expire within the next twelve months that could have a material adverse impact on our financial statements.  We believe our renewal rate on existing contracts remains high due to a variety of reasons including, but not limited to, the constrained supply of available beds within the U.S. correctional system, our ownership of the majority of the beds we operate, and the cost effectiveness of the services we provide.  However, we cannot assure we will continue to achieve such renewal rates in the future.  The three contracts with the USMS mentioned above generated management revenue of $45.2 million during the six months ended June 30, 2021.

CoreCivic Safety

CoreCivic Safety includes the operating results of the correctional and detention facilities that we operated during each period.  Total revenue generated by CoreCivic Safety decreased $4.2 million, or 1.0%, from $424.1 million during the three months ended June 30, 2020 to $419.9 million during the three months ended June 30, 2021, and decreased $32.2 million, or 3.7%, from $861.9 million during the six months ended June 30, 2020 to $829.6 million during the six months ended June 30, 2021. CoreCivic Safety's facility net operating income increased $12.2 million, or 12.2%, from $100.4 million during the three months ended June 30, 2020 to $112.6 million during the three months ended June 30, 2021, and increased $9.5 million, or 4.6%, from $207.4 million during the six months ended June 30, 2020 to $216.9 million during the six months ended June 30, 2021. During the three and six months ended June 30, 2021, CoreCivic Safety generated 84.2% and 84.1%, respectively, of our total segment net operating income, compared with 82.3% and 82.1%, respectively, during the three and six months ended June 30, 2020.

The following table displays the revenue and expenses per compensated man-day for CoreCivic Safety's correctional and detention facilities placed into service that we own and manage and for the facilities we manage but do not own, inclusive of the transportation services provided by TransCor:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
CoreCivic Safety Facilities:
Revenue per compensated man-day	$90.88	$84.72	$91.06	$84.03
Operating expenses per compensated man-day:
Fixed expense	47.49	47.62	48.71	46.87
Variable expense	19.02	17.05	18.54	16.94
Total	66.51	64.67	67.25	63.81
Operating income per compensated man-day	$24.37	$20.05	$23.81	$20.22
Operating margin	26.8%	23.7%	26.1%	24.1%
Average compensated occupancy	72.5%	75.8%	71.9%	77.6%
Average available beds	70,003	72,555	70,003	72,622
Average compensated population	50,772	55,010	50,336	56,355

As previously mentioned, the government's actions to help prevent the spread of COVID-19 were the primary factor in the reduction of average compensated populations in the CoreCivic Safety segment from the three and six month periods ended June 30, 2020 to the comparable periods in 2021.  The improvement in operating margins during the three and six months ended June 30, 2021 primarily resulted from a reduction in salaries and benefits, including as a result of the hero bonuses paid in the second quarter of 2020, as previously described herein.  Further, in an effort to mitigate the spread of COVID-19 and at the direction of our government partners, we significantly reduced the level of movement within our facilities, enabling us to more efficiently manage our staffing.  We intend to work with our government partners and follow national and local health standards in reinstating normal movement within our facilities. The improvement in operating margins also resulted from increases in average revenue per compensated man-day during the three and six month periods ended June 30, 2021 of 7.3% and 8.4%, respectively, compared with the prior year periods.  Average revenue per compensated man-day increased as a result of the factors previously described herein.  The factors contributing to an improvement in our operating margins were partially offset by the impact of lower occupancy levels.

On September 15, 2020, we announced that we entered into a new contract under an IGSA between the city of Cushing, Oklahoma and the USMS to utilize our 1,600-bed Cimarron Correctional Facility. We had previously announced our intention to idle the Cimarron facility during the third quarter of 2020, predominantly due to a lower number of inmate populations from the state of Oklahoma resulting from COVID-19, combined with the consequential impact of COVID-19 on the State's budget. The new management contract commenced on September 15, 2020, and has an initial term of three years, with unlimited 24-month extension options thereafter upon mutual agreement.  As of June 30, 2021, we cared for 838 USMS detainees at the Cimarron facility.  During the six months ended June 30, 2021, this facility generated facility net operating income of $3.6 million, and during the six months ended June 30, 2020, this facility incurred a net operating loss of $0.6 million.

On January 9, 2020, we announced that we entered into a new emergency contract with the state of Mississippi to care for up to 375 of Mississippi's inmates at our Tallahatchie facility, to assist the State with significant challenges in its correctional system.  The contract had a term of ninety days, which the State could extend for up to two additional ninety-day terms.  The State subsequently expanded the contract to 1,000 inmates during the second quarter of 2020, and extended the contract through April 2021, but no longer needed the capacity and transferred the inmates back to the State during the first quarter of 2021.  During the six months ended June 30, 2021 and 2020, management revenue from this contract was $0.2 million and $7.2 million, respectively.

Effective August 1, 2019, we were awarded a new contract with the Kansas Department of Corrections, or KDOC, to care for offenders at our 1,896-bed Saguaro Correctional Facility in Arizona, where we also care for inmates from Hawaii and Nevada.  We accepted 120 offenders from the KDOC in October 2019.  During the first six months of 2020, we generated $1.6 million of revenue from the KDOC under this contract.  During the second quarter of 2020, this contract was extended through July 2021.  However, due to available capacity in the state of Kansas, partially as a result of the completion of construction of our Lansing Correctional Facility, these inmates were returned to the State in December 2020.  During the third quarter of 2020, we were also awarded a new contract with the Idaho Department of Correction, or IDOC, to care for up to 1,200 adult male offenders at the Saguaro facility. Subject to available capacity, we may also care for IDOC offenders at our 4,128-bed Central Arizona Florence Correctional Complex under terms of the contract.  The new management contract with the IDOC commenced on August 18, 2020, and has an initial term of five years, with unlimited extension options thereafter upon mutual agreement.  During the first six months of 2021, we generated $5.4 million of revenue from the IDOC under this contract.  As of June 30, 2021, we cared for 373 IDOC offenders at our Saguaro facility.

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

During the third quarter of 2020, we provided notice to the local counties utilizing the Silverdale Detention Center and the Metro-Davidson County Detention Facility, both in Tennessee, of our intent to terminate the contracts at these managed-only facilities.  We transitioned operations of the Metro facility in October 2020, and transitioned operations of the Silverdale facility in December 2020.  During the time we operated these two facilities in 2020, they collectively incurred a net operating loss of $4.7 million, including a net operating loss of $2.3 million during the first six months of 2020.  As a result of these expected contract terminations, during the second quarter of 2020, we also recognized goodwill impairments of $2.0 million associated with these two managed-only facilities' reporting units.

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

CoreCivic Community

CoreCivic Community includes the operating results of the residential reentry centers that we operated during each period, along with the operating results of our electronic monitoring and case management services.  Total revenue generated by CoreCivic Community decreased $1.1 million, or 4.1%, from $26.0 million during the three months ended June 30, 2020 to $24.9 million during the three months ended June 30, 2021, and decreased $8.0 million, or 14.2%, from $56.6 million during the six months ended June 30, 2020 to $48.6 million during the six months ended June 30, 2021. CoreCivic Community's facility net operating income increased $1.1 million, or 29.0%, from $3.8 million during the three months ended June 30, 2020 to $4.9 million during the three months ended June 30, 2021, and decreased $2.5 million, or 25.0%, from $10.0 million during the six months ended June 30, 2020 to $7.5 million during the six months ended June 30, 2021. During the three and six months ended June 30, 2021, CoreCivic Community generated 3.6% and 2.9%, respectively, of our total segment net operating income, compared with 3.1% and 4.0%, respectively, during the three and six months ended June 30, 2020.

The following table displays the revenue and expenses per compensated man-day for CoreCivic Community's residential reentry facilities placed into service that we own and manage, but exclusive of the electronic monitoring and case management services given that revenue is not generated on a per compensated man-day basis for these services:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
CoreCivic Community Facilities:
Revenue per compensated man-day	$62.84	$61.08	$62.92	$60.74
Operating expenses per compensated man-day:
Fixed expense	37.42	41.12	40.57	37.69
Variable expense	8.33	8.42	8.57	8.91
Total	45.75	49.54	49.14	46.60
Operating income per compensated man-day	$17.09	$11.54	$13.78	$14.14
Operating margin	27.2%	18.9%	21.9%	23.3%
Average compensated occupancy	58.1%	62.3%	54.7%	67.9%
Average available beds	4,886	5,248	5,059	5,289
Average compensated population	2,838	3,270	2,769	3,594

Operating margins in the CoreCivic Community segment during the three months ended June 30, 2021 were positively impacted by the reduction in incremental expenses associated with COVID-19, including hero bonuses, partially offset by the reduction in average compensated population.  Operating margins in the CoreCivic Community segment during the first six months of 2021 were negatively impacted by the reduction in average compensated population, partially offset by the reduction in incremental expenses associated with COVID-19.  The average compensated population reduction in both periods was primarily driven by COVID-19, including a decline in utilization from the states of Oklahoma and Colorado because of COVID-19, which led to the consolidation of residents located in the respective states, and the closure of several of our residential reentry facilities. The 200-bed Oklahoma City Transitional Center in Oklahoma and the 60-bed Columbine Facility in Colorado closed in the second quarter of 2020, the 390-bed Tulsa Transitional Center in Oklahoma closed in the third quarter of 2020, and the 90-bed Ulster Facility in Colorado closed in the second quarter of 2021.  Operating margins in both the three- and six-month periods were also negatively impacted by an increase in salaries and benefits expenses per compensated man-day across the portfolio, the decrease in COVID-19 related expenses notwithstanding.

During the fourth quarter of 2020, the BOP awarded a new contract to us for residential reentry and home confinement services pursuant to a solicitation for capacity and services to be provided in the state of Oklahoma.  As a result, during the first quarter of 2021, we reactivated the Turley Residential Center, which closed during the second quarter of 2019, and provide the BOP additional reentry services at our owned and operated Oklahoma Reentry Opportunity Center, which supplements the existing utilization by the state of Oklahoma, pursuant to this new contract.

During the third quarter of 2020, Adams County, Colorado, notified us that, pursuant to a re-bid of the contract at the 184-bed Henderson Transitional Center, a facility we leased from the County, it awarded the contract to another operator.  We transitioned operations to the other operator upon expiration of the contract in January 2021. During 2020, this facility generated net operating income of $0.7 million, including $0.5 million during the first six months of 2020.

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

CoreCivic Properties

CoreCivic Properties includes the operating results of the properties we leased to third parties and that were used by government agencies during each period.  Total revenue generated by CoreCivic Properties decreased $2.8 million, or 12.2%, from $22.5 million during the three months ended June 30, 2020 to $19.7 million during the three months ended June 30, 2021, and decreased $4.2 million, or 9.2%, from $45.2 million during the six months ended June 30, 2020 to $41.0 million during the six months ended June 30, 2021.  CoreCivic Properties' facility net operating income decreased $1.5 million, or 9.7%, from $15.6 million during the three months ended June 30, 2020 to $14.1 million during the three months ended June 30, 2021, and decreased $2.3 million, or 7.2%, from $31.3 million during the six months ended June 30, 2020 to $29.0 million during the six months ended June 30, 2021. The decreases in total revenue and net operating income in both the three- and six-month periods were primarily the result of the portfolio of 42 properties we sold in December 2020 and, to a lesser extent, the three actively leased properties we sold in the second quarter of 2021, both as further described hereafter. During the three and six months ended June 30, 2021, CoreCivic Properties generated 12.2% and 13.0%, respectively, of our total segment net operating income, compared with 14.6% and 13.9%, respectively, during the three and six months ended June 30, 2020.

On December 9, 2019, we entered into a lease with the Commonwealth of Kentucky Department of Corrections, or KYDOC, for our previously idled 656-bed Southeast Correctional Complex in Wheelwright, Kentucky. The lease commenced July 1, 2020, has an initial term of ten years and includes five two-year renewal options.  The KYDOC has the option to purchase the facility at its fair market value at any time during the term of the lease. Net operating income at the Southeast Correctional Complex increased $2.3 million during the first six months of 2021 from the comparable period in the prior year.  This facility had previously been idle since 2012.

On January 2, 2020, we completed the acquisition of a portfolio of 28 properties, all of which were built-to-suit and leased to the federal government through the General Services Administration, or GSA, 24 of which the counter-party contributed to Government Real Estate Solutions, LLC, or GRES.  The 445,000 square foot portfolio serves numerous federal agencies, including primarily the Social Security Administration, or SSA, the Department of Homeland Security, and the Office of Hearings Operations. On December 23, 2020, we completed the sale of 42 non-core government-leased properties, including this portfolio of 28 properties, in a single transaction to a third party for an aggregate price of $106.5 million, generating net proceeds of $27.8 million after the repayment of non-recourse mortgage notes associated with some of the properties and other transaction-related costs. During 2020, these 42 properties generated facility net operating income of $9.3 million, including $4.7 million during the first six months of 2020.  After considering tax protection payments required to be paid to the contributing partners of GRES in connection with the sale, we reported a net loss on this sale of $17.9 million during the fourth quarter of 2020.  During June 2021, we provided notice to the partners of GRES of our intent to distribute the remaining assets and dissolve the partnership.  We currently expect GRES to be terminated during the third quarter of 2021, and to extinguish the operating partnership units for no consideration, which will result in an increase to equity upon termination of the partnership of $15.0 million to $20.0 million.

On May 28, 2021, we completed the sale of two leased properties, the 277,000 square foot Capital Commerce Center, primarily leased to an agency of the State of Florida in Tallahassee, Florida, and a 217,000 square foot warehouse property leased to the GSA in Dayton, Ohio, in a single transaction to a third party for an aggregate price of $73.0 million, generating net proceeds of $46.2 million after the repayment of the debt related to the Capital Commerce Center and other transaction-related costs.  In addition, on June 29, 2021, we completed the sale of a 541,000 square foot property leased to the GSA in Baltimore, Maryland to a third party for a price of $253.0 million, generating net proceeds of $76.4 million after the repayment of the debt related to the Baltimore property and other transaction-related costs.  During 2020, these three properties generated facility net operating income of $20.2 million, including $10.1 million during the first six months of 2020.  We reported an aggregate net gain on the sales of these three properties of $38.9 million during the second quarter of 2021.

As previously described herein, on May 24, 2021, we completed the sale of an idled 12,000 square foot non-core property located in St. Louis, Missouri, with a net book value of $0.8 million at the time of the sale, for net proceeds of $0.6 million.  In addition, on June 25, 2021, we completed the sale of an idled 18,000 square foot non-core property, located in Philadelphia, Pennsylvania, for a price of $2.0 million, generating net proceeds of $1.8 million. Net proceeds from the sales of these 47 properties, totaling $152.8 million after the repayment of non-recourse mortgage notes associated with some of these properties and other transaction-related costs, were used to pay down debt.

General and administrative expenses

For the three months ended June 30, 2021 and 2020, general and administrative expenses totaled $33.2 million and $30.1 million, respectively, while general and administrative expenses totaled $62.8 million and $61.4 million, respectively, during the six months ended June 30, 2021 and 2020.  General and administrative expenses consist primarily of corporate management salaries and benefits, professional fees, and other administrative expenses.  General and administrative expenses increased from the prior year periods primarily as a result of an increase in salaries and benefits, including incentive compensation expense.

Depreciation and amortization

For the three months ended June 30, 2021 and 2020, depreciation and amortization expense totaled $34.1 million and $38.6 million, respectively, while depreciation and amortization expenses totaled $66.8 million and $76.6 million, respectively, during the six months ended June 30, 2021 and 2020.  The decrease in depreciation and amortization expense is primarily due to the sale of 42 non-core government-leased properties in December 2020, as well as the sale of an additional three actively leased properties in the second quarter of 2021, each as previously described herein.  Depreciation on the three properties sold in the second quarter 2021 had been suspended as they were classified as held for sale as of December 31, 2020.

Shareholder litigation expense

On April 16, 2021, we reached an agreement in principle to settle a purported securities class action lawsuit that was filed on August 23, 2016 in the United States District Court for the Middle District of Tennessee, or the District Court, captioned Grae v. Corrections Corporation of America et al.  The monetary terms of the settlement include a payment of $56.0 million in return for a dismissal of the case with prejudice and a full release of all claims against all defendants.  The proposed settlement contains no admission of liability, wrongdoing, or responsibility by any of the defendants and is subject to the negotiation and execution of a definitive settlement agreement, and court approval of such definitive settlement agreement.  As a result of the settlement, we recognized an expense of $54.3 million during the six months ended June 30, 2021, which is net of the remaining insurance available under the Company's policies.

Asset impairments

Asset impairment charges during the six months ended June 30, 2021 include the impairment of $2.9 million for goodwill and other assets associated with a managed-only facility in our Safety segment and $1.3 million for the impairment of real estate assets recognized during the first quarter of 2021 for a facility in our Properties segment that was sold during the second quarter of 2021.  Asset impairment charges during the six months ended June 30, 2020 include the impairment of $2.0 million of goodwill related to two managed-only facilities in our Safety segment and $10.3 million for the impairment of real estate and other intangible assets for two facilities in our Community segment.

Interest expense, net

Interest expense is reported net of interest income and capitalized interest for the three and six months ended June 30, 2021 and 2020.  Gross interest expense, net of capitalized interest, was $25.8 million and $23.9 million for the three months ended June 30, 2021 and 2020, respectively, and was $46.8 million and $48.4 million for the six months ended June 30, 2021 and 2020, respectively. Gross interest expense is based on outstanding borrowings under our revolving credit facility, our outstanding Incremental Term Loan A, or Term Loan A, our outstanding $250.00 million Senior Secured Term Loan B, or Term Loan B, our outstanding senior notes, and our outstanding non-recourse mortgage notes, as well as the amortization of loan costs and unused facility fees.  A decrease in gross interest expense resulting from a decrease in the average outstanding balance on our revolving credit facility and the repayment of certain non-recourse mortgage notes, as further described hereafter, was offset by the interest expense associated with the issuance of 8.25% senior unsecured notes in April 2021, also as further described hereafter.

We have benefited from relatively low interest rates on our revolving credit facility, which is largely based on the London Interbank Offered Rate, or LIBOR.  Based on our total leverage ratio, borrowings under our revolving credit facility during 2020 and the first six months of 2021 were at the base rate plus a margin of 0.50% or at LIBOR plus a margin of 1.50%, and a commitment fee equal to 0.35% of the unfunded balance. Interest rates under the Term Loan A are the same as the interest rates under our revolving credit facility.

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

The 2018 acquisition of the Capital Commerce Center located in Tallahassee, Florida was partially financed with a non-recourse mortgage note, or the Capital Commerce Note, which was fully-secured by the Capital Commerce property.  The Capital Commerce Note carried a fixed interest rate of 4.5%, required monthly principal and interest payments, and was scheduled to mature in January 2033.  The Capital Commerce Note was fully repaid as part of the sale of the Capital Commerce Center on May 28, 2021, as previously described herein.

In connection with the acquisition of the SSA-Baltimore office building in 2018, a wholly-owned unrestricted subsidiary of ours assumed $157.3 million of in-place financing.  The assumed non-recourse mortgage note, or the SSA Baltimore Note, carried a fixed interest rate of 4.5% and required monthly principal and interest payments, with a balloon payment of $40.0 million due at maturity in February 2034.  The SSA-Baltimore Note was fully-secured by the SSA-Baltimore property. The SSA-Baltimore Note was fully repaid as part of the sale of the SSA-Baltimore property on June 29, 2021.

On April 14, 2021, we completed a registered offering of $450.0 million aggregate principal amount of 8.25% senior unsecured notes due 2026, or the 8.25% Senior Notes, which are guaranteed by our existing and future subsidiaries that guarantee the Bank Credit Facility. The 8.25% Senior Notes were priced at 99.0% of face value and as a result have an effective yield to maturity of 8.50%. We used a significant amount of the net proceeds from the offering of the 8.25% Senior Notes (i) to redeem all of our $250.0 million aggregate principal amount of 5.0% senior unsecured notes due 2022, or the 5.0% Senior Notes, including the payment of the applicable "make-whole" redemption amount of $15.5 million and accrued interest, and (ii) to otherwise repay or reduce our other indebtedness, including repurchasing $149.0 million of our $350.0 million principal amount of 4.625% senior unsecured notes due 2023, or the 4.625% Senior Notes, at an aggregate purchase price of $151.2 million in privately negotiated transactions, reducing the outstanding balance of the 4.625% Senior Notes to $201.0 million.  On June 21, 2021, we purchased an additional $27.0 million of our 4.625% Senior Notes at par in an open market purchase, further reducing the outstanding balance of the 4.625% Senior Notes to $174.0 million. The "make-whole" redemption amount paid in connection with the redemption of the 5.0% Senior Notes and the aggregate price paid for the 4.625% Senior Notes in excess of the principal amount of the notes repurchased resulted in charges of approximately $19.2 million during the second quarter of 2021, including costs associated with the repurchases and the proportionate write-off of existing debt issuance costs.  The remaining net proceeds were used to pay-down a portion of the amounts outstanding under the Revolving Credit Facility and for general corporate purposes. The issuance of the 8.25% Senior Notes results in an increase in interest expense because of an increase in the coupon rate applicable to our outstanding debt.  Additionally, we experienced increased interest expense during the second quarter of 2021 related to the continued accrual of interest related to the 5.0% Senior Notes until the redemption date on May 14, 2021, thereby incurring interest expense on both the 8.25% Senior Notes and the 5.0% Senior Notes for the 30-day notice period for redemption commencing on April 14, 2021.

Gross interest income was $2.6 million and $2.9 million for the three months ended June 30, 2021 and 2020, respectively, and was $5.1 million and $4.9 million for the six months ended June 30, 2021 and 2020, respectively. Gross interest income is earned on notes receivable, investments, cash and cash equivalents, and restricted cash.  Interest income also includes interest income associated with the 20-year finance receivable associated with the Lansing Correctional Facility lease to the KDOC, which commenced in January 2020, and amounted to $2.2 million for both the three months ended June 30, 2021 and 2020, and $4.4 million and $3.9 million for the six months ended June 30, 2021 and 2020.  Total capitalized interest was $67,000 during the three months ended June 30, 2021.  There was no interest capitalized during the three months ended June 30, 2020.  Total capitalized interest was $95,000 and $526,000 during the six months ended June 30, 2021 and 2020, respectively. Capitalized interest in 2020 was primarily associated with the construction of the Lansing Correctional Facility.

Expenses associated with debt repayments and refinancing transactions

As previously described, during the second quarter of 2021, we completed the sales of three non-core actively leased properties in two separate transactions for a collective aggregate price of $326.0 million, generating total net proceeds of $122.6 million after the repayment of two non-recourse mortgage notes associated with two of the properties and other transaction-related costs. In connection with the sales, we incurred charges of $32.5 million associated with the prepayment of the two non-recourse mortgage notes and non-cash charges of $0.5 million associated with the write-off of existing debt issuance costs.  Expenses associated with debt repayments and refinancing transactions during the second quarter of 2021 also included $19.2 million associated with the redemption of our $250.0 million in aggregate principal amount of 5.0% senior notes originally due in October 2022, as well as the aggregate price paid for our 4.625% senior secured notes in excess of the principal amount of the notes repurchased, costs associated with the repurchases, and the proportionate write-off of existing debt issuance costs.

Income tax benefit (expense)

During the years we elected REIT status, we were entitled to a deduction for dividends paid, resulting in a substantial reduction in the amount of federal income tax expense we recognize.  Substantially all of our income tax expense during the years we elected REIT status was incurred based on the earnings generated by our TRSs, and our overall effective tax rate was based on the taxable income primarily generated by our TRSs.

On August 5, 2020, we announced that our BOD unanimously approved a plan to revoke our REIT election and become a taxable C Corporation, effective January 1, 2021.  As a result, we are no longer required to operate under REIT rules, including the requirement to distribute at least 90% of our taxable income to our stockholders, which provides us with greater flexibility to use our free cash flow.  We continued to operate as a REIT for the remainder of the 2020 tax year, and existing REIT requirements and limitations, including those established by our organizational documents, remained in place until January 1, 2021.  Effective January 1, 2021, we are subject to federal and state income taxes on our taxable income at applicable tax rates, and are no longer entitled to a tax deduction for dividends paid. We recorded an income tax expense of $6.5 million and an income tax benefit of $1.0 million for the three months ended June 30 2021 and 2020, respectively.  The income tax benefit in the second quarter of 2020 reflected an operating loss in one of our TRSs caused primarily by lower occupancy levels at several facilities resulting from COVID-19.  We recorded an income tax expense of $120.1 million and $2.8 million for the six months ended June 30, 2021 and 2020, respectively.  Income tax expense for the six months ended June 30, 2021 included $114.2 million primarily resulting from the revaluation of the Company's net deferred tax liabilities due to the completion of all significant actions necessary to revoke its REIT election. Income tax expense related to operations for the three and six months ended June 30, 2021 was partially offset by an income tax benefit of $4.2 million and $18.2 million, respectively, associated with the settlement agreement reached on April 16, 2021 in connection with the shareholder litigation, incremental expenses directly associated with COVID-19 (reflected in operating expenses), asset impairments, and expenses associated with debt repayments and refinancing transactions, net of an income tax expense associated with the gain on sale of real estate assets.

Income tax expense during the six months ended June 30, 2020 included $3.1 million that had been deferred during the construction period of our Lansing Correctional Facility, which was owned by a TRS of ours until it converted to a qualified REIT subsidiary, or QRS, upon completion of construction in the first quarter of 2020.  Because ownership of this facility reverts to the state of Kansas upon expiration of the twenty-year lease, the construction and subsequent lease of the facility to the State was a deemed sale for federal and state income tax purposes.  The gain on sale was reported as a deferred tax asset based on the percentage of completion method over the construction period.  This deferred tax asset was revalued to zero upon conversion of the TRS to a QRS.

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

With the extensively aged criminal justice infrastructure in the U.S. today, we believe we can bring real estate solutions to government agencies like we did in connection with the construction of the Lansing Correctional Facility that was brought online in January 2020.  In February 2021, we entered into two 30-year lease agreements with the Alabama Department of Corrections, or ADOC, for the development of two correctional facilities in Alabama, which was subject to the successful completion of financing we were pursuing on behalf of the state of Alabama.  Pursuant to the terms of the leases, ADOC staff would have operated both facilities, and we would have retained ownership of the facilities and been responsible for facility maintenance throughout the term of the leases.  Subsequent to quarter-end, we received notice from the state of Alabama of its decision to terminate the leases effective August 6, 2021.  We continue to engage in discussions with ADOC regarding our potential involvement in their pursuit of construction and financing of the facilities.  As a result of the lease terminations, during the third quarter of 2021, we expect to report asset impairment charges of $4.0 million to $6.0 million for pre-development activities, subject to certain vendor negotiations.

As of June 30, 2021, we had cash on hand of $162.9 million, and $674.1 million available under our revolving credit facility.  During the six months ended June 30, 2021 and 2020, we generated $82.3 million and $174.3 million, respectively, in cash through operating activities.  We currently expect to be able to meet our cash expenditure requirements for the next year utilizing cash on hand and availability under our revolving credit facility. Some banks that are party to our Bank Credit Facility have announced that they do not expect to continue to provide credit or financial services to private entities that operate correctional and detention facilities, including CoreCivic.  The banks that are currently parties to the Bank Credit Facility are obligated to honor their commitments under our Bank Credit Facility, which expires in April 2023.  These decisions have currently affected the capital markets for our securities, and we can provide no assurance that additional banks that are party to our Bank Credit Facility will not make similar decisions, or that new banks will be willing to become party to our Bank Credit Facility, or that the capital markets for our securities will improve.  As previously mentioned, upon our revocation of our REIT election, we believe we will not be as reliant on the revolving credit facility under the Bank Credit Facility, as we will be able to retain our cash flows to use at our general discretion and, therefore, believe we can operate with a smaller revolving credit facility.  Following the completion of the offering of the 8.25% Senior Notes and redemption of our 5.0% Senior Notes in the second quarter of 2021, we have no debt maturities beyond the Bank Credit Facility until May 2023, when $174.0 million of unsecured notes matures.  We currently anticipate that we will have sufficient liquidity to repay these notes upon maturity.

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

Debt and equity

As of June 30, 2021, we had $174.0 million principal amount of unsecured notes outstanding with a fixed stated interest rate of 4.625%, $250.0 million principal amount of unsecured notes outstanding with a fixed stated interest rate of 4.75%, and $450.0 million principal amount of unsecured notes outstanding with a fixed stated interest rate of 8.25%, or collectively, the Senior Notes.  In addition, we had $155.9 million outstanding under the Kansas Notes with a fixed stated interest rate of 4.43%, $175.0 million outstanding under our Term Loan A with a variable interest rate of 1.6%, $228.1 million outstanding under our Term Loan B with a variable interest rate of 5.5%, and

$112.0 million outstanding under our revolving credit facility with a variable weighted average interest rate of 1.6%.  As of June 30, 2021, our total weighted average effective interest rate was 5.7%, while our total weighted average maturity was 5.4 years.

As previously described, on April 14, 2021, we completed an offering of the 8.25% Senior Notes, resulting in net proceeds of approximately $435.1 million, after deducting the original issuance and underwriting discounts and estimated offering expenses. The 8.25% Senior Notes were offered pursuant to an effective shelf registration statement on Form S-3ASR, which became effective upon filing with the SEC on April 6, 2021.  The 8.25% Senior Notes were priced at 99.0% of face value and as a result have an effective yield to maturity of 8.50%. We used a significant amount of the net proceeds from the offering of the 8.25% Senior Notes (i) to redeem all of our outstanding 5.0% Senior Notes, including the payment of the applicable "make-whole" redemption amount of $15.5 million and accrued interest, and (ii) to otherwise repay or reduce our other indebtedness, including repurchasing $149.0 million principal amount of our 4.625% Senior Notes at an aggregate purchase price of $151.2 million in privately negotiated transactions, reducing the outstanding balance of the 4.625% Senior Notes to $201.0 million. On June 21, 2021, we purchased an additional $27.0 million of our 4.625% Senior Notes at par in an open market purchase, further reducing the outstanding balance of the 4.625% Senior Notes to $174.0 million.

The 2018 acquisition of the Capital Commerce Center located in Tallahassee, Florida was partially financed with the Capital Commerce Note, which was fully-secured by the Capital Commerce property.  The Capital Commerce Note carried a fixed interest rate of 4.5%, required monthly principal and interest payments, and was scheduled to mature in January 2033.  The Capital Commerce Note was fully repaid as part of the sale of the Capital Commerce Center on May 28, 2021, as previously described herein.

In connection with the acquisition of the SSA-Baltimore office building in 2018, a wholly-owned unrestricted subsidiary of ours assumed $157.3 million of in-place financing.  The SSA Baltimore Note carried a fixed interest rate of 4.5% and required monthly principal and interest payments, with a balloon payment of $40.0 million due at maturity in February 2034.  The SSA-Baltimore Note was fully-secured by the SSA-Baltimore property. The SSA-Baltimore Note was fully repaid as part of the sale of the SSA-Baltimore property on June 29, 2021.

On August 28, 2018, we entered into an Amended and Restated ATM Equity Offering Sales Agreement, or ATM Agreement, with multiple sales agents, pursuant to which we may offer and sell to or through the agents, from time to time, shares of our common stock, par value $0.01 per share, having an aggregate gross sales price of up to $200.0 million. Sales, if any, of our shares of common stock will be made primarily in "at-the-market" offerings, as defined in Rule 415 under the Securities Act.  The shares of common stock may be offered and sold pursuant to our registration statement on Form S-3ASR and a related prospectus supplement, both filed with the SEC on August 28, 2018.  We intend to use substantially all of the net proceeds from any sale of shares of our common stock to repay outstanding borrowings or for working capital and other general corporate purposes, which may include investments.  There were no shares of our common stock sold under the ATM Agreement during the first six months of 2021 or the year ended December 31, 2020.

Facility transactions, development, and capital expenditures

On December 23, 2020, we completed the sale of 42 non-core government-leased properties in a single transaction to a third party for an aggregate price of $106.5 million, generating net proceeds of $27.8 million after the repayment of the GRES Note, which was associated with some of the properties, and other transaction-related costs.  Net cash proceeds were used to pay down our revolving credit facility.

As previously described, during the second quarter of 2021 and in two separate transactions, we completed the sales of an additional three non-core actively leased properties to third parties for an aggregate price of $326.0 million, generating net proceeds of $122.6 million after the repayments of the Capital Commerce Note and the SSA-Baltimore Note, and other transaction-related costs. These assets were previously classified as held for sale. With the successful consummation of the sale of these assets, combined with the sale of the portfolio of 42 properties completed in the fourth quarter of 2020, we generated net proceeds from our sales of these 45 non-core assets of $150.4 million.  We used the net proceeds from these property sales to pay down debt.

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

Operating Activities

Our net cash provided by operating activities for the six months ended June 30, 2021 was $82.3 million, compared with $174.3 million for the same period in the prior year.  Cash provided by operating activities declined by $91.9 million primarily due to changes in working capital, including the payment of our shareholder litigation settlement of $56.0 million.

Investing Activities

Our net cash flow provided by investing activities was $286.6 million for the six months ended June 30, 2021 and was primarily attributable to $320.7 million in net proceeds from the sale of assets, partially offset by capital expenditures for facility development and expansions of $8.7 million and $24.7 million for facility maintenance and information technology capital expenditures.  Our net cash flow used in investing activities was $50.8 million for the six months ended June 30, 2020 and was attributable to capital expenditures for facility development and expansions of $23.5 million and $18.5 million for facility maintenance and information technology capital expenditures.  Our cash flow used in investing activities for the six months ended June 30, 2020 also included $8.8 million primarily attributable to the acquisition of the aforementioned portfolio of 28 properties in January 2020.

Financing Activities

Our net cash flow used in financing activities was $333.9 million for the six months ended June 30, 2021 and was primarily attributable to net repayments under our revolving credit facility of $107.0 million.   In addition, cash flow used in financing activities included $19.5 million of scheduled principal repayments under our Term Loan A, Term Loan B, and non-recourse mortgage notes, as well as $426.0 million for the aforementioned repayment of senior notes, $161.9 million for the repayment of non-recourse mortgage notes in connection with the aforementioned sale of assets, and $60.4 million for debt defeasance, issuance, and other refinancing and related costs.  Cash flow used in financing activities also included $1.0 million of contingent consideration associated with the acquisition of a business acquired in 2019 and $1.6 million for the purchase and retirement of common stock that was issued in connection with equity-based compensation.  These payments were partially offset by the $445.5 million of proceeds from the aforementioned issuance of the 8.25% Senior Notes that were issued at 99.0% of face value.

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

As of June 30, 2021, neither CoreCivic nor any of its subsidiary guarantors had any material or significant restrictions on CoreCivic's ability to obtain funds from its subsidiaries by dividend or loan or to transfer assets from such subsidiaries.

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

	June 30, 2021	December 31, 2020
Current assets	$380,320	$469,331
Real estate and related assets	2,535,098	2,572,112
Other assets	245,136	266,126
Total non-current assets	2,780,234	2,838,238
Current liabilities	214,503	188,023
Long-term debt, net	1,329,432	1,457,913
Other liabilities	317,071	234,806
Total long-term liabilities	1,646,503	1,692,719

	For the Six Months Ended June 30, 2021	For the Twelve Months Ended December 31, 2020
Revenues	$905,860	$1,869,689
Operating expenses	661,223	1,393,795
Other expenses	187,940	323,788
Total expenses	849,163	1,717,583
Income (loss) before income taxes	(13,875)	85,083
Net income (loss)	(133,925)	83,783
Net income (loss) attributable to common stockholders	(133,925)	83,783

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

Our reconciliation of net income to FFO and Normalized FFO for the three and six months ended June 30, 2021 and 2020 is as follows (in thousands):

	For the Three Months Ended June 30,
FUNDS FROM OPERATIONS:	2021	2020
Net income	$15,623	$22,186
Depreciation and amortization of real estate assets	24,926	28,244
Impairment of real estate assets	—	9,750
Gain on sale of real estate assets	(38,766)	(2,818)
Income tax expense for special items	9,641	—
Funds From Operations	11,424	57,362
Expenses associated with debt repayments and refinancing transactions	52,167	—
Expenses associated with COVID-19	836	8,165
Expenses associated with evaluation of corporate structure alternatives	—	347
Shareholder litigation expense	2,550	—
Goodwill and other impairments	2,866	1,967
Income tax benefit for special items	(13,826)	—
Normalized Funds From Operations	$56,017	$67,841

	For the Six Months Ended June 30,
FUNDS FROM OPERATIONS:	2021	2020
Net income (loss)	$(109,945)	$55,424
Depreciation and amortization of real estate assets	48,685	56,350
Impairment of real estate assets	1,308	10,155
Gain on sale of real estate assets	(38,766)	(2,818)
Income tax expense for special items	9,291	—
Funds From Operations	(89,427)	119,111
Expenses associated with debt repayments and refinancing transactions	52,167	—
Expenses associated with mergers and acquisitions	—	338
Expenses associated with COVID-19	2,434	8,165
Expenses associated with evaluation of corporate structure alternatives	—	347
Income taxes associated with change in corporate tax structure and other special tax items	114,249	3,085
Shareholder litigation expense	54,295	—
Goodwill and other impairments	2,866	2,098
Income tax benefit for special items	(27,536)	—
Normalized Funds From Operations	$109,048	$133,144

Contractual Obligations

The following schedule summarizes our contractual cash obligations by the indicated period as of June 30, 2021 (in thousands):

	Payments Due By Year Ended December 31,
	2021 (remainder)	2022	2023	2024	2025	Thereafter	Total
Long-term debt	$15,784	$35,376	$467,158	$186,597	$5,823	$834,340	$1,545,078
Interest on senior and mortgage notes	31,970	63,833	59,607	55,359	55,114	91,138	357,021
South Texas Family Residential Center	25,922	51,421	51,421	51,562	51,421	38,460	270,207
Leases	2,542	4,348	3,930	3,951	3,930	22,417	41,118
Total contractual cash obligations	$76,218	$154,978	$582,116	$297,469	$116,288	$986,355	$2,213,424

The cash obligations in the table above do not include future cash obligations for variable interest expense associated with our Term Loan A, Term Loan B or the balance on our outstanding revolving credit facility as projections would be based on future outstanding balances as well as future variable interest rates, and we are unable to make reliable estimates of either.  We have two renovation projects, totaling approximately $23.0 million, with $14.6 million remaining to be incurred as of June 30, 2021, for which we have entered into a contract with a customer that obligates us to complete the projects.  However, the federal government has agreed to reimburse us over a twelve-month period for these two projects. Certain of our other ongoing construction projects are not currently under contract and thus are not included as a contractual obligation above as we may generally suspend or terminate such projects without substantial penalty.  With respect to the South Texas Family Residential Center, the cash obligations included in the table above reflect the full contractual obligations of the lease of the site, excluding contingent payments, even though the lease agreement provides us with the ability to terminate if ICE terminates the amended IGSA associated with the facility.

We had $13.9 million of letters of credit outstanding at June 30, 2021 primarily to support our requirement to repay fees and claims under our self-insured workers' compensation plan in the event we do not repay the fees and claims due in accordance with the terms of the plan.  The letters of credit are renewable annually.  We did not have any draws under these outstanding letters of credit during the six months ended June 30, 2021 or 2020.

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

Our primary market risk exposure is to changes in U.S. interest rates.  We are exposed to market risk related to our revolving credit facility, Term Loan A and Term Loan B because the interest rates on these loans are subject to fluctuations in the market.  If the interest rate for our outstanding indebtedness under the revolving credit facility, the Term Loan A, and the Term Loan B was 100 basis points higher or lower during the three and six months ended June 30, 2021, our interest expense, net of amounts capitalized, would have been increased by $0.9 million and $1.9 million, respectively, and would have been decreased by $0.1 million and $0.2 million, respectively.

As of June 30, 2021, we had outstanding $174.0 million of senior notes due 2023 with a fixed interest rate of 4.625, $450.0 million of senior notes due 2026 with a fixed interest rate of 8.25%, and $250.0 million of senior notes due 2027 with a fixed interest rate of 4.75%. We also had $155.9 million outstanding under the Kansas Notes with a fixed interest rate of 4.43%. Because the interest rates with respect to these instruments are fixed, a hypothetical 100 basis point increase or decrease in market interest rates would not have a material impact on our financial statements.

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

On January 26, 2021, President Biden issued the Private Prison EO.  The Private Prison EO directs the Attorney General to not renew DOJ contracts with privately operated criminal detention facilities.  Two agencies of the DOJ, the BOP and the USMS, utilize our services.  The BOP houses inmates who have been convicted, and the USMS is generally responsible for detainees who are awaiting trial.  The BOP has experienced a steady decline in inmate populations over the last seven years, a trend that has been accelerated by the COVID-19 pandemic.  We currently have one prison contract with the BOP, accounting for 2% ($20.2 million) of our total revenue for the six months ended June 30, 2021, which expires in November 2022.  The Private Prison EO only applies to agencies that are part of the DOJ, which includes the BOP and USMS.  ICE facilities are not covered by the Private Prison EO, as ICE is an agency of the Department of Homeland Security, not the DOJ, although it is possible that the federal government could choose to take similar action on ICE facilities in the future.  For the six months ended June 30, 2021, USMS and ICE accounted for 23% ($214.9 million) and 29% ($271.1 million), respectively, of our total revenue.

Unlike the BOP, the USMS does not own detention capacity and relies on the private sector, along with various government agencies, for its detainee population. The USMS has indicated that it has been advised by the Office of the Deputy Attorney General not to renew existing contracts, or enter into new contracts for private detention facilities. During the second quarter of 2021, we had direct contracts with the USMS for up to 992 detainees at our 2016-bed Northeast Ohio Correctional Center and for up to approximately 96 detainees at our 664-bed Crossroads Correctional Center in Montana that expired and were not renewed.  On May 28, 2021, we entered into a new three-year contract with Mahoning County, Ohio to utilize up to 990 beds at our Northeast Ohio Correctional Center.  Mahoning County is responsible for County inmates and federal detainees, including USMS detainees, and the County is using the Northeast Ohio facility to address its population needs.  During the third quarter of 2021, we entered into an amendment to the contract with the state of Montana to utilize all of the capacity at the Crossroads Correctional Center, including the space vacated by the USMS, and to extend the existing contract to June 30, 2023, with additional renewal options by mutual agreement through August 31, 2029.

We currently have eight detention facilities that have separate contracts where the USMS is the primary customer within the facility that all expire at various times over the next several years, with the exception of two contracts that have indefinite terms. Non-renewal of these contracts, or the expansion of such a similar order to ICE, would have a material adverse effect on our business, financial condition, and results of operations.  As of June 30, 2021, three of the aforementioned eight contracts with the USMS expire over the next twelve months.  The USMS has full access to our 600-bed West Tennessee Detention Facility and our 1,033-bed Leavenworth Detention Center under direct contracts with the USMS that expire in September 2021 and December 2021, respectively.  In addition, we have a contract at our 2,672-bed Tallahatchie County Correctional Facility in Mississippi that allows the USMS to utilize available capacity that expires in June 2022.  We do not yet know if the USMS will relocate the detainees at these facilities, but we will continue to work with the USMS to enable it to fulfill its mission.  However, we can provide no assurance that we will be able to provide a solution that is acceptable to all parties that would be involved in such a solution.

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

101*

The following financial information from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statements of Stockholders' Equity, and (v) the Notes to Consolidated Financial Statements. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

104*	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted in Inline XBRL (included in Exhibit 101).

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CORECIVIC, INC.

Date: August 9, 2021
/s/ Damon T. Hininger
Damon T. Hininger
President and Chief Executive Officer

/s/ David M. Garfinkle
David M. Garfinkle
Executive Vice President, Chief Financial Officer, and Principal Accounting Officer