Form 10-K
period 2021-12-31
CoreCivic, Inc.
filed 2022-02-18
CIK 1070985

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

The aggregate market value of the shares of the registrant's Common Stock held by non-affiliates was approximately $1,245,279,447 as of June 30, 2021 based on the closing price of such shares on the New York Stock Exchange on that day.  The number of shares of the registrant's Common Stock outstanding on February 14, 2022 was 120,284,765.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant's definitive Proxy Statement for the 2022 Annual Meeting of Stockholders, currently scheduled to be held on May 12, 2022, are incorporated by reference into Part III of this Annual Report on Form 10-K.

Auditor Firm Id:  00042Auditor Name:  Ernst & Young LLPAuditor Location:  Nashville, Tennessee, United States

CORECIVIC, INC.

FORM 10-K

For the fiscal year ended December 31, 2021

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
•

fluctuations in our operating results because of, among other things, changes in occupancy levels; competition; contract renegotiations or terminations; inflation and other increases in costs of operations, including a continuing rise in labor costs; fluctuations in interest rates and risks of operations;

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

•	our ability to successfully identify and consummate future development and acquisition opportunities and realize projected returns resulting therefrom;

•	our ability, following our revocation of our REIT election, to identify and initiate service opportunities that were unavailable under the REIT structure;
•	our ability to have met and maintained qualification for taxation as a REIT for the years we elected REIT status; and
•	the availability of debt and equity financing on terms that are favorable to us, or at all.

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
•

As a result of our acquisitions, we have recorded and will continue to record goodwill and other intangible assets. In the future, our goodwill or other intangible assets may become impaired, which could result in non-cash charges to our results of operations.

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
•

As an owner and operator of correctional, detention, and residential reentry facilities, we are subject to risks relating to acts of God, outbreaks of epidemic or pandemic disease, global climate change, terrorist activity and war.

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

Overview

We are a diversified government solutions company with the scale and experience needed to solve tough government challenges in flexible, cost-effective ways.  Through three segments, CoreCivic Safety, CoreCivic Community, and CoreCivic Properties, we provide a broad range of solutions to government partners that serve the public good through corrections and detention management, a network of residential reentry centers to help address America's recidivism crisis, and government real estate solutions.  We have been a flexible and dependable partner for government for nearly 40 years.  Our employees are driven by a deep sense of service, high standards of professionalism and a responsibility to help government better the public good.

We are the nation's largest owner of partnership correctional, detention, and residential reentry facilities and one of the largest prison operators in the United States.  We also believe we are the largest private owner of real estate used by government agencies in the U.S. As of December 31, 2021, through our CoreCivic Safety segment, we operated 46 correctional and detention facilities, 41 of which we owned, with a total design capacity of approximately 69,000 beds. Through our CoreCivic Community segment, we owned and operated 26 residential reentry centers with a total design capacity of approximately 5,000 beds.  In addition, through our CoreCivic Properties segment, we owned 10 properties for lease to third parties and used by government agencies, totaling 1.8 million square feet.

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

Our ongoing operations are organized into three principal business segments:

•

CoreCivic Safety segment, consisting of the 46 correctional and detention facilities that are owned, or controlled via a long-term lease, and managed by CoreCivic, as well as those correctional and detention facilities owned by third parties but managed by CoreCivic. CoreCivic Safety also includes the operating results of our subsidiary that provides transportation services to governmental agencies, TransCor America, LLC, or TransCor.

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

For the years ended December 31, 2021, 2020, and 2019, our total segment net operating income, which we define as a facility's revenues (including interest income associated with finance leases) less operating expenses, was divided among our three business segments as follows:

	For the Years Ended December 31,
	2021	2020	2019
Segment:
Safety	85.5%	82.2%	85.2%
Community	3.3%	3.4%	5.0%
Properties	11.2%	14.4%	9.8%

Our customers primarily consist of federal, state, and local government agencies.  Federal correctional and detention authorities primarily consist of ICE, the USMS, and the BOP.  Payments by federal correctional and detention authorities represented 56%, 52%, and 51% of our total revenue for the years ended December 31, 2021, 2020, and 2019, respectively.

Our customer contracts for providing bed capacity and correctional, detention, and residential reentry services in our CoreCivic Safety and CoreCivic Community segments typically have terms of three to five years and contain multiple renewal options.  Most of our facility contracts also contain clauses that allow the government agency to terminate the contract at any time without cause, and our facility contracts are generally subject to annual or bi-annual legislative appropriations of funds.  Notwithstanding these termination clauses, the contract renewal rate for properties we owned and operated in these segments was 95% over the five years ended December 31, 2021. The government lease agreements in our CoreCivic Properties segment typically have terms of five to twenty years including renewal options, and generally have more restrictive termination clauses.

In our CoreCivic Safety and CoreCivic Community segments, we are compensated for providing bed capacity and correctional, detention, and residential reentry services at a per diem rate based upon actual or minimum guaranteed occupancy levels.  Occupancy rates for a particular facility are typically low when first opened or immediately following an expansion.  However, beyond the start-up period, which typically ranges from 90 to 180 days, the occupancy rate tends to stabilize. Our occupancy rates have declined since 2019 due to the effects of COVID-19, as further described hereafter.  The average compensated occupancy of our correctional, detention, and residential reentry facilities, based on rated capacity was as follows for 2021, 2020, and 2019:

	2021	2020	2019
CoreCivic Safety facilities	73%	75%	82%
CoreCivic Community facilities	55%	62%	76%
Total	72%	74%	82%

The average compensated occupancy of our CoreCivic Safety and CoreCivic Community facilities, excluding idled facilities, was 80%, 82%, and 93% for 2021, 2020, and 2019, respectively.

In our CoreCivic Properties segment, we own properties for lease to third parties and used by government agencies where our occupancy percentage is based on leased square feet rather than bed capacity.  The average occupancy of the 10 properties comprising our CoreCivic Properties segment portfolio as of December 31, 2021 was 100%, 99%, and 99% for 2021, 2020, and 2019, respectively.

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

While we remain focused on our commitment, due to COVID-19 and the measures we have implemented to protect the health and safety of our staff and the people in our care, we continued to experience a reduction in the number of individuals who benefited from our reentry and educational programs in 2021 when compared to years prior to 2020.  Our efforts to mitigate the spread of COVID-19 have included restricting the movement and interactions of individuals in and around our facilities, which has significantly disrupted our reentry programs.  We have worked with our government partners to continue to provide programs in a safe manner, including offering programs where possible through self-study materials, and we expanded the use of tablet technology.  We also reduced class sizes to help ensure social distancing and offered special high school equivalency (either GED or HiSet) testing schedules.  We intend to work with our government partners and to follow national health standards in reinstating these reentry programs to their full capacity as circumstances permit.

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

For the offenders who are close to taking their GED/HiSET exam, we have invested in the equipment needed to use the GED/HiSET Academy software program, which is an offline software program providing over 200 hours of individualized lessons up to a 12th grade level. The GED/HiSET Academy incorporates teaching best practices and provides an atmosphere to engage and motivate students to learn everything they need to know to pass the GED/HiSET exam.  According to a 2018 study published in the Journal of Experimental Criminology, inmates participating in correctional education programs were 28% less likely to recidivate when compared with inmates who did not participate in correctional education programs.

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

We are proud of the educational programs we offer and intend to maintain and continue to develop such programs. Examples of programs we've recently offered include:

•

In 2021, we partnered with Home Builders Institute, or HBI, in opening a Construction Academy at our Crowley County Correctional Facility in Colorado.  HBI is a national nonprofit organization that provides training, curriculum development, and job placement services for the building industry.  Carpentry is taught at the Construction Academy at our Crowley facility and students can earn a Pre-Apprenticeship Certificate and receive job placement assistance from HBI staff.

•

In 2021, we partnered with Trinity Services Group, a national leader in correctional food service, in opening a Culinary Training Program at our Lake Erie Correctional Institution in Ohio. Through the 10-month program offered at the Lake Erie facility, students can earn a Certified Fundamental Cook Certificate issued by the American Culinary Federation.  The program also teaches students restaurant and catering management skills.

•

In 2020, our Lee Adjustment Center in Kentucky implemented "Interview School," a web-based artificial intelligence software for practicing job interviews. Interview School conducts job-specific interviews and provides feedback on tone, confidence, and answer content. We plan to implement Interview School at additional facilities in 2022.

•

In 2019, we partnered with Persevere, a national non-profit organization, to offer offenders at our Trousdale Turner facility in Tennessee an opportunity to learn software coding and job readiness/employability skills specific to the technology field. The partnership with Persevere was expanded to include our Red Rock Correctional Center in 2020 and our Saguaro Correctional Facility in 2021.  Both the Red Rock and Saguaro facilities are in Arizona.  The instructor-led, self-paced program utilizes both a coding instructor and a Technology Employability Specialist to ensure students are learning the craft and how to obtain and maintain a job in the field, post-incarceration.  Additionally, the program is split into two phases that allows students to become certified Front-end Developers (phase 1) and Full Stack Developers (phase 2) upon completion.

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

For those with assessed substance abuse disorders, we offer cognitive behavioral evidence-based treatment programs with proven clinical outcomes, such as the Residential Drug Abuse Program.  We offer both therapeutic community models and intensive outpatient programs.  We also offer drug and alcohol use education/DWI programs at some of our locations.  Our goal in providing substance abuse treatment is to stimulate internal motivation for change and progress through the stages of change so that lasting behavioral change can occur.  Our drug and alcohol education programs help participants understand their relationships with drugs and alcohol and the links between drug and alcohol use and crime, as well as equipping participants with information designed to help them make better choices that can lead to healthier relationships in their lives.  According to a study by the Florida State University College of Criminology and Criminal Justice, "An Assessment of Substance Abuse Treatment Programs in Florida's Prisons Using a Random Assignment Experimental Design" submitted to the National Institute of Justice, Office of Justice Programs, U.S. Department of Justice, in 2016, inmates who completed addiction treatment in prison have significantly lower recidivism levels regardless of the treatment model used.

Additional program offerings include our Victim Impact Programs, available at a number of our Safety and Community facilities, which seek to educate offenders about the negative effects their criminal conduct can have on others.  All of our facility chaplains facilitate diverse and inclusive opportunities for those in our care to engage in the practice of spirituality and to exercise individual religious freedom.  In several facilities, we offer faith-based programs with an emphasis on character development, spiritual growth, and successful reentry.  Presently, we utilize Threshold, an innovative, evidence-based inter-faith component of comprehensive reentry services.

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

In 2021, we opened a "Go Further Release" program in the Denver, Colorado area.  Go Further Release is a program we developed that provides stabilization services and reentry coaching to individuals being released from our facilities. The program provides "Reach-in" services during the returning citizen's last 90 days of incarceration which are designed to prepare individuals for release and make a connection with a reentry coach that will provide support to them after release. "Stabilization and Reentry Coaching" services are provided during an individual's first 90 days of release and an ongoing community support group is available as long as needed. All services are free of charge.

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

In 2020, we announced that we will publicly advocate at the federal and state levels for a slate of new policies that will help people succeed in their communities after being released from prison.  Specifically, we pledged our support for Pell Grant Restoration, Voting Rights Restoration and Licensure Reform Policies.  Also in 2020, we began a partnership with, and continue to invest in, Prison Fellowship, a leading advocate for criminal justice reform serving approximately 550,000 current and formerly incarcerated individuals and their family members each year.  Through a network of programming and advocacy efforts, the organization seeks to effect positive change at every level of the criminal justice system. We have committed to a multi-year partnership in Prison Fellowship's Warden Exchange program, a residency and online professional development program that enables wardens to share reentry best practices and problem solve amongst a peer group. We believe that as successful as we may be with our work inside our facilities, offenders still face embedded societal barriers when they return to their communities.  Supporting recidivism-reducing policies is one way we can bridge the gap and give the men and women entrusted in our care a better opportunity at never returning to prison.

Operating guidelines.

The American Correctional Association, or ACA, is an independent organization comprised of corrections professionals that establishes accreditation standards for correctional and detention facilities around the world.  Outside agency standards, such as those established by the ACA, provide us with the industry's most widely accepted operational guidelines.  ACA accredited facilities must be audited and re-accredited at least every three years.  We have sought and received ACA accreditation for 37, or approximately 95%, of the eligible facilities we operated as of December 31, 2021, excluding our residential reentry facilities.  During 2021, 17 of the facilities we manage were newly accredited or re-accredited by the ACA with an average score of 99.6%, making our portfolio average 99.6%.

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

The QAD employs a team of full-time auditors, who are subject matter experts from all major disciplines within institutional operations.  Annually, QAD auditors generally conduct unannounced on-site evaluations of each CoreCivic Safety facility we operate using specialized audit tools, typically containing more than 1,300 audit indicators across all major operational areas. In most instances, these audit tools are tailored to facility and partner specific requirements. In 2021, due to the impact of COVID-19, the QAD's annual facility audits were announced and some were conducted through a combination of remote and limited onsite reviews. We expect these remote and hybrid audit practices to continue for at least a portion of 2022. In addition, audit teams provide guidance to facility staff on operational best practices and assist staff with addressing specific areas of need, such as meeting requirements of new partner contracts and providing detailed training on compliance requirements for new departmental managers.

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

In addition to our own internal audit and contract compliance efforts, we are also subject to oversight by our government partners.  As part of their standard monitoring and compliance programs, approximately 82% of our federal and state government partners typically conduct formal contract-compliance audits and inspections at least annually at CoreCivic Safety facilities.  In addition to these annual audits of our facilities, many partners conduct additional area-specific operational audits and inspections on a more frequent basis, including monthly, quarterly, and semi-annually.  Some of these audits and facility inspections by our partners are conducted on an unannounced basis. In 2021, our government partners conducted approximately 200 annual, semi-annual, quarterly, and monthly compliance audits and inspections at our CoreCivic Safety facilities. In addition, the majority of our federal and state government partners employ on-site contract monitors who monitor performance and contract compliance at our facilities on a full- or part-time basis. In 2021, all of the CoreCivic Safety facilities we manage have an assigned contract monitor.

Business Development

We believe we own, or control via a long-term lease, approximately 56% of all privately owned prison beds in the United States, manage nearly 38% of all privately managed prison beds in the United States, and are currently the second largest private owner and provider of community corrections services in the nation.  We also believe that we are the largest private owner of real estate used by government agencies in the U.S.  Under the direction of our partnership development department, we market our facilities and services to government agencies responsible for federal, state, and local correctional, detention, and residential reentry facilities in the United States.  Under the direction of our real estate department, we intend to continue to pursue attractive growth opportunities, including development opportunities, to meet the need to modernize outdated correctional infrastructure across the country and that we believe have favorable investment returns, diversify our cash flows, and increase value to our stockholders. We will also respond to customer demand and may develop or expand correctional and detention facilities when we believe potential long-term returns justify the capital deployment.

We execute cross-departmental efforts to market CoreCivic Safety solutions to government partners that seek corrections and detention management services, CoreCivic Community solutions to government partners seeking residential reentry services, and CoreCivic Properties solutions to customers that need real estate and maintenance services.

As indicated by the following chart, business from our federal customers, including primarily ICE, the USMS, and the BOP, continues to be a significant component of our business, although the source of revenue is derived from many contracts at various types of properties, i.e. correctional, detention, and reentry.  ICE and the USMS each accounted for 10% or more of our total revenue during the last three years.

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

Additionally, on January 26, 2021, President Biden issued the Private Prison EO.  The Private Prison EO directs the Attorney General to not renew DOJ contracts with privately operated criminal detention facilities.  Two agencies of the DOJ, the BOP and the USMS, utilize our services.  The BOP houses inmates who have been convicted, and the USMS is generally responsible for detainees who are awaiting trial.  The BOP has experienced a steady decline in inmate populations over the last eight years, a trend that has been accelerated by the COVID-19 pandemic.  We currently have one prison contract with the BOP at our 1,978-bed McRae Correctional Facility, accounting for 2% ($40.6 million) of our total revenue for the twelve months ended December 31, 2021, which expires in November 2022.  The Private Prison EO only applies to agencies that are part of the DOJ, which includes the BOP and USMS.  ICE facilities are not covered by the Private Prison EO, as ICE is an agency of the Department of Homeland Security, not the DOJ, although it is possible that the federal government could choose to take similar action on ICE facilities in the future.  For the twelve months ended December 31, 2021, USMS and ICE accounted for 23% ($433.6 million) and 30% ($552.2 million), respectively, of our total revenue.

Unlike the BOP, the USMS does not own detention capacity and relies on the private sector, along with various government agencies, for its detainee population. The USMS has been advised by the Office of the Deputy Attorney General not to renew existing contracts, or enter into new contracts for private detention facilities. During the second quarter of 2021, we had direct contracts with the USMS for up to 992 detainees at our 2016-bed Northeast Ohio Correctional Center and for up to approximately 96 detainees at our 664-bed Crossroads Correctional Center in Montana that expired and were not renewed.  On May 28, 2021, we entered into a new three-year contract with Mahoning County, Ohio to utilize up to 990 beds at our Northeast Ohio Correctional Center.  Mahoning County is responsible for County inmates and federal detainees, including USMS detainees, and the County is using the Northeast Ohio facility to address its population needs.  During the third quarter of 2021, we entered into an amendment to the contract with the state of Montana to utilize all of the capacity at the Crossroads Correctional Center, including the space vacated by the USMS, and to extend the existing contract to June 30, 2023, with additional renewal options by mutual agreement through August 31, 2029.  We had a direct contract with the USMS to care for detainees at our 600-bed West Tennessee Detention Facility that expired on September 30, 2021 and was not renewed.  In addition, we had a direct contract with the USMS to care for detainees at our 1,033-bed Leavenworth Detention Center that expired on December 31, 2021 and was not renewed. We are actively marketing the West Tennessee and Leavenworth facilities to other government agencies, and in August 2021, we submitted a formal response to a government agency's request for proposal to utilize the West Tennessee facility.  We are also currently in discussions with, and have submitted proposals to, other potential government partners to utilize the Leavenworth facility.  However, we can provide no assurance that we will be able to reach agreements for the utilization of the West Tennessee or Leavenworth facilities.

We currently have six detention facilities that have separate contracts where the USMS is the primary customer within the facility that all expire at various times over the next several years, with the exception of two contracts that have indefinite terms.  As of December 31, 2021, one of the aforementioned six contracts, a contract with a government agency at our 2,672-bed Tallahatchie County Correctional Facility in Mississippi that allows the USMS to utilize available capacity, expires in June 2022.  Non-renewal of these contracts, or the expansion of the Private Prison EO to ICE, could have a material adverse effect on our business, financial condition, and results of operations if we are unable to replace the cash flows with new management contracts like we did at our Northeast Ohio and Crossroads facilities.

In March 2020, the World Health Organization declared the outbreak of COVID-19 as a pandemic.  As a result, in the first quarter of 2020, the federal government decided to deny entry at the United States southern border to asylum-seekers and anyone crossing the southern border without proper documentation or authority in an effort to contain the spread of COVID-19, a policy known as Title 42, continued by the Biden administration.  This policy resulted in a reduction to the number of people ICE detained, including in our detention facilities.

In February 2021, President Biden announced plans to allow certain migrants to pursue asylum in the United States while awaiting their proceedings in immigration courts, reversing a policy of the prior administration, known as the Migrant Protection Protocols, or MPP, commonly referred to as the "Remain in Mexico Policy", which required these asylum seekers to wait in Mexico during the pendency of their immigration court proceedings.

Both Title 42 and MPP have been subject to legal challenges.  On August 13, 2021, a federal court ordered the Biden administration to reinstate the MPP finding that terminating MPP would be illegal "until the Department of Homeland Security has the capacity and willingness to detain immigrants."  On August 24, 2021, the Supreme Court refused to block implementation of that order.  On October 29, 2021, Secretary of Homeland Security Alejandro N. Mayorkas issued a memorandum asserting the termination of MPP, which was structured to be implemented if the decision reinstating MPP is vacated. The memorandum also provides that the Biden administration will continue to comply with the injunction requiring the reinstatement and enforcement of MPP until a final judicial decision, if any, to vacate such injunction is issued.  In early December 2021, the Department of Homeland Security began the court-ordered re-implementation of the MPP, and on December 13, 2021, a federal appeals court rejected the Biden administration’s attempts to terminate MPP.  On December 29, 2021, the Biden administration appealed this decision to the Supreme Court.  Separately, on September 16, 2021, a federal judge prohibited the Biden administration from expelling migrant families pursuant to Title 42, finding that public health law does not authorize the expulsion of migrants.  On September 30, 2021, a federal appeals court issued a temporary stay on the prohibition on expelling migrant families pursuant to Title 42.  On February 4, 2022, the federal government extended Title 42.  As a result, the Biden administration has been able to expel migrant families pursuant to public health concerns over the spread of COVID-19 while the litigation of such policy continues.  The number of people apprehended by ICE could increase upon the reversal of Title 42, and if the Biden administration prevails in its efforts to terminate MPP.

Federal revenues from contracts at correctional, detention, and residential reentry facilities that we operate increased 5.2% from $999.2 million during 2020 to $1,050.7 million during 2021.  The increase in federal revenues resulted from several factors, including new federal contracts and higher average per diems, as further described in Management's Discussion and Analysis of Financial Condition and Results of Operations, or MD&A, partially offset by the effect of one fewer day of operations in 2021 due to a leap year in 2020.

State revenues from contracts at correctional, detention, and residential reentry facilities that we operate constituted 32%, 33%, and 34% of our total revenue during 2021, 2020, and 2019, respectively, and decreased 5.4% from $636.3 million during 2020 to $602.1 million during 2021. Partially offset by several mitigating factors, as further described in MD&A, state revenues primarily decreased in 2021 as a result of the effect of an overall decline in state inmate populations resulting from government actions to help prevent the spread of COVID-19. The decrease in state revenues in 2021 was also a result of one fewer day of operations in 2021 due to a leap year in 2020.

We cannot predict government responses to an increase in staff or residents testing positive for COVID-19 within public and private correctional, detention and reentry facilities, nor can we predict COVID-19 related restrictions on individuals, businesses, and services that disrupt the criminal justice system.  Further, we cannot predict government policies on prosecutions and legal restrictions as a result of COVID-19 that affect the number of people placed in correctional, detention, and reentry facilities. In response to COVID-19, we continue to exercise enhanced hygiene practices and provide our employees and those in our care with personal protective equipment, or PPE, including masks and other personal hygiene items. Further, in an effort to mitigate the spread of COVID-19 and at the direction of our government partners, we have significantly reduced the level of movement within our facilities in an effort to reduce the risk of transmitting COVID-19 within our facilities.  We intend to continue to work with our government partners and follow national and local health standards in reinstating normal movement within our facilities.

COVID-19 notwithstanding, we believe the long-term growth opportunities of our business remain attractive as government agencies consider their emergent needs (including capacity to help mitigate the spread of infectious disease), as well as the efficiency and offender programming opportunities we provide as flexible solutions to satisfy our partners' needs.  Further, although disrupted by the COVID-19 pandemic, several of our existing federal and state partners, as well as prospective state partners, have been experiencing growth in offender populations and overcrowded conditions, as well as an increase in violent crime.  Governments are now assessing their need for correctional space in light of COVID-19, and several are considering alternative correctional capacity for their aged or inefficient infrastructure, or are seeking cost savings by utilizing the private sector, which could result in increased future demand for the solutions we provide.  For example, in December 2021, the state of Arizona awarded us a new contract for up to 2,706 inmates at our 3,060-bed La Palma Correctional Center in Arizona, which we expect to commence late in the first quarter or early in the second quarter of 2022.  We are not aware of a larger prison contract awarded to the private sector by any state in over a decade. Competing budget priorities, which will likely become more challenging because of COVID-19, often impede our customers' ability to construct new prison beds of their own or update their older facilities, which we believe could result in further demand for private sector prison capacity solutions in the long-term. Over the long-term, we would like to see meaningful utilization of our available capacity and better visibility from our customers into their potential future needs before we develop new prison capacity on a speculative basis. We will, however, respond to customer demand and may develop or expand correctional and detention facilities when we believe potential long-term returns justify the capital deployment.

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
•

Exploring potential opportunities to expand the scope of non-residential correctional alternative solutions we provide to government agencies, including those services that were not available to us under the REIT structure; and

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

2021 Accomplishments

In spite of the continued challenges presented by COVID-19 on our business in 2021, we entered into a number of new contracts, renewed several other significant contracts, and completed numerous other transactions and milestones, including the following:

CoreCivic Safety:

•

Partnered with HBI in opening a Construction Academy at our Crowley County Correctional Facility in Colorado.  HBI is a national nonprofit organization that provides training, curriculum development, and job placement services for the building industry.  Carpentry is taught at the Construction Academy at our Crowley facility and students can earn a Pre-Apprenticeship Certificate and receive job placement assistance from HBI staff.

•

Partnered with Trinity Services Group, a national leader in correctional food service, in opening a Culinary Training Program at our Lake Erie Correctional Institution in Ohio. Through the 10-month program offered at the Lake Erie facility, students can earn a Certified Fundamental Cook Certificate issued by the American Culinary Federation.  The program also teaches students restaurant and catering management skills.

•

Expanded our existing contract with the state of Montana at our 664-bed Crossroads Correctional Center by 96 beds to utilize 100% of the facility capacity, and replacing capacity previously utilized by the USMS.

•

Entered into a new contract with Mahoning County, Ohio to utilize up to 990 beds at our 2,016-bed Northeast Ohio Correctional Center to assist in caring for County inmates and federal detainees in their custody, replacing substantially all of our capacity previously utilized by the USMS.

•

Awarded a new contract by the state of Arizona for up to 2,706 inmates at our 3,060-bed La Palma Correctional Center in Arizona, which we expect to commence late in the first quarter or early in the second quarter of 2022.

CoreCivic Community:

•

Activated a new contract with the BOP to provide residential reentry and home confinement services at our previously idled 289-bed Turley Residential Center and at our 494-bed Oklahoma Reentry Opportunity Center, both in Oklahoma.

CoreCivic Properties:

•

Completed the sale of two government-leased properties in a single transaction to a third party for an aggregate price of $73.0 million, generating net proceeds of $46.2 million after the repayment of debt associated with one of the properties and other transaction-related costs.

•

Completed the sale of a 541,000 square foot government-leased property to a third-party for a price of $253.0 million, generating net proceeds of $76.4 million after the repayment of the debt related to the property and other transaction related costs.

•

Entered into a three-year lease agreement with the state of New Mexico at our 596-bed Northwest New Mexico Correctional Center.  We previously operated the Northwest New Mexico facility in our Safety segment under a contract with the state of New Mexico. The new lease agreement commenced on November 1, 2021 and includes extension options that could extend the term of the lease through October 31, 2041.

Corporate and Other:

•	Completed our plan to revoke our REIT election and become a taxable C Corporation, effective January 1, 2021, providing us with greater financial flexibility.
•	Sold $450.0 million of 8.25% senior unsecured notes at 99% of face value, resulting in an effective yield to maturity of 8.5%. The new notes mature in April 2026.
•

Completed a tack-on offering of $225.0 million of 8.25% senior unsecured notes at an issue price of 102.25% of face value, resulting in an effective yield to maturity of 7.65%.  The notes mature in April 2026.

•

Repaid approximately $444.0 million of indebtedness, net of the change in cash, extended our weighted average maturity of recourse debt by approximately one year, and reduced our debt leverage ratio to 2.9x for the year ended December 31, 2021, from 3.7x for the year ended December 31, 2020.

•

Issued our third Environmental, Social and Governance, or ESG, report which summarizes our impacts and aspirational goals across environmental, social, and governance topics. The report details our commitment to reducing the national recidivism crisis through evidence-based practice in our reentry programs and covers progress in our human rights-related goals.

•	Named one of America's Most Responsible Companies by Newsweek, making our inaugural appearance on the 2021 list published in November 2021.

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

•

Residential Facilities. Residential facilities provide space and residential services in an open and safe environment to adults and possibly with children who have been detained by ICE and are awaiting the outcome of immigration hearings.  As contractually agreed upon, residential facilities offer services including, but not limited to, educational programs, medical care, recreational activities, counseling, and access to religious and legal services pursuant to Family Residential Standards issued by ICE.

•

Community Corrections. Community corrections/residential reentry facilities offer housing and programs to offenders who are serving the last portion of their sentence or who have been assigned to the facility in lieu of a jail or prison sentence, with a key focus on employment, job readiness, and life skills.

As of December 31, 2021, through our CoreCivic Safety segment, we operated 46 correctional and detention facilities, 41 of which we owned and managed and five of which we managed, and were owned by our government partners.  Through our CoreCivic Community segment, we also owned and managed 26 residential reentry centers.  Owned and managed facilities include facilities placed into service that we own or control via a long-term lease and manage.  The following table includes certain information regarding each facility, including the term of the primary customer contract related to such facility.

Facility Name	Primary Customer	Design Capacity (A)	Security Level	Facility Type (B)	Term	Remaining Renewal Options (C)
CoreCivic Safety Facilities:

Safety - Owned and Managed:
Central Arizona Florence Correctional Complex	USMS	4,128	Multi	Detention	Sep-23	(1) 5 year
Florence, Arizona

Eloy Detention Center	ICE	1,500	Medium	Detention	Indefinite	—
Eloy, Arizona

La Palma Correctional Center	ICE	3,060	Multi	Detention	Indefinite	—
Eloy, Arizona

Red Rock Correctional Center (D)	State of Arizona	2,024	Medium	Correctional	Jul-26	(2) 5 year
Eloy, Arizona

Saguaro Correctional Facility	State of Hawaii	1,896	Multi	Correctional	Jul-24	(2) 1 year
Eloy, Arizona

Leo Chesney Correctional Center	Idled 2015	240	—	—	—	—
Live Oak, California

Otay Mesa Detention Center	ICE	1,994	Minimum/	Detention	Dec-24	(2) 5 year
San Diego, California			Medium

Bent County Correctional Facility	State of Colorado	1,420	Medium	Correctional	Jun-22	Indefinite
Las Animas, Colorado

Crowley County Correctional Facility	State of Colorado	1,794	Medium	Correctional	Jun-22	Indefinite
Olney Springs, Colorado

Huerfano County Correctional Center	Idled 2010	752	Medium	Correctional	—	—
Walsenburg, Colorado

Kit Carson Correctional Center	Idled 2016	1,488	Medium	Correctional	—	—
Burlington, Colorado

Coffee Correctional Facility (E)	State of Georgia	2,312	Medium	Correctional	Jun-22	(12) 1 year
Nicholls, Georgia

Jenkins Correctional Center (E)	State of Georgia	1,124	Medium	Correctional	Jun-22	(13) 1 year
Millen, Georgia

McRae Correctional Facility	BOP	1,978	Medium	Correctional	Nov-22	—
McRae, Georgia

Stewart Detention Center	ICE	1,752	Medium	Detention	Indefinite	—
Lumpkin, Georgia

Facility Name	Primary Customer	Design Capacity (A)	Security Level	Facility Type (B)	Term	Remaining Renewal Options (C)

Wheeler Correctional Facility (E)	State of Georgia	2,312	Medium	Correctional	Jun-22	(12) 1 year
Alamo, Georgia

Leavenworth Detention Center	Idled 2021	1,033	Maximum	Detention	—	—
Leavenworth, Kansas

Lee Adjustment Center	Commonwealth of	816	Multi	Correctional	Jun-25	(3) 2 year
Beattyville, Kentucky	Kentucky

Marion Adjustment Center	Idled 2013	826	Minimum/	Correctional	—	—
St. Mary, Kentucky			Medium

Prairie Correctional Facility	Idled 2010	1,600	Medium	Correctional	—	—
Appleton, Minnesota

Adams County Correctional Center	ICE	2,232	Medium	Detention	Aug-24	Indefinite
Adams County, Mississippi

Tallahatchie County Correctional Facility (F)	USMS	2,672	Multi	Detention/	Jun-22	Indefinite
Tutwiler, Mississippi				Correctional

Crossroads Correctional Center (G)	State of Montana	664	Multi	Correctional	Jun-23	(3) 2 year
Shelby, Montana

Nevada Southern Detention Center	USMS	1,072	Medium	Detention	Sep-25	(1) 5 year
Pahrump, Nevada

Elizabeth Detention Center	ICE	300	Minimum	Detention	Aug-23	—
Elizabeth, New Jersey

Cibola County Corrections Center	USMS	1,129	Medium	Detention	Indefinite	—
Milan, New Mexico

Torrance County Detention Facility	ICE	910	Multi	Detention	May-24	Indefinite
Estancia, New Mexico

Lake Erie Correctional Institution (H)	State of Ohio	1,798	Medium	Correctional	Jun-32	Indefinite
Conneaut, Ohio

Northeast Ohio Correctional Center	State of Ohio	2,016	Medium	Correctional	Jun-32	Indefinite
Youngstown, Ohio

Cimarron Correctional Facility	USMS	1,600	Multi	Detention	Sep-23	Indefinite
Cushing, Oklahoma

Davis Correctional Facility (I)	State of Oklahoma	1,670	Multi	Correctional	Jun-23	—
Holdenville, Oklahoma

Facility Name	Primary Customer	Design Capacity (A)	Security Level	Facility Type (B)	Term	Remaining Renewal Options (C)

Diamondback Correctional Facility	Idled 2010	2,160	Multi	Correctional	—	—
Watonga, Oklahoma

Trousdale Turner Correctional Center	State of Tennessee	2,552	Multi	Correctional	Jun-26	—
Hartsville, Tennessee

West Tennessee Detention Facility	Idled 2021	600	Multi	Detention	—	—
Mason, Tennessee

Whiteville Correctional Facility (J)	State of Tennessee	1,536	Medium	Correctional	Jun-26	—
Whiteville, Tennessee

Eden Detention Center	USMS	1,422	Medium	Detention	Indefinite	—
Eden, Texas

Houston Processing Center	ICE	1,000	Medium	Detention	Aug-22	(8) 1 year
Houston, Texas

Laredo Processing Center	ICE	258	Minimum/	Detention	Jun-23	Indefinite
Laredo, Texas			Medium

South Texas Family Residential Center	ICE	2,400	—	Residential	Sep-26	Indefinite
Dilley, Texas

T. Don Hutto Residential Center	ICE	512	Medium	Detention	Jul-22	(8) 1 year
Taylor, Texas

Webb County Detention Center	ICE	480	Medium	Detention	Feb-23	Indefinite
Laredo, Texas

Safety - Managed Only:
Citrus County Detention Facility	Citrus County, FL	760	Multi	Detention	Sep-30	(2) 5 year
Lecanto, Florida

Lake City Correctional Facility	State of Florida	893	Medium	Correctional	Jun-22	Indefinite
Lake City, Florida

Marion County Jail	Marion County, IN	1,030	Multi	Detention	Jan-22	—
Indianapolis, Indiana

Hardeman County Correctional Facility	State of Tennessee	2,016	Medium	Correctional	Jun-24	—
Whiteville, Tennessee

South Central Correctional Center	State of Tennessee	1,676	Medium	Correctional	Jun-23	(1) 2 year
Clifton, Tennessee

Total design capacity for CoreCivic Safety Facilities		69,407

Facility Name	Primary Customer	Design Capacity (A)	Security Level	Facility Type (B)	Term	Remaining Renewal Options (C)

CoreCivic Community Facilities:

CAI Boston Avenue	State of California	120	—	Community	Jun-24	—
San Diego, California				Corrections

CAI Ocean View	BOP	483	—	Community	Aug-22	(4) 1 year
San Diego, California				Corrections

Adams Transitional Center	Adams County	102	—	Community	Jun-22	Indefinite
Denver, Colorado				Corrections

Arapahoe Community Treatment Center	Arapahoe County	135	—	Community Corrections	Jun-22	—
Englewood, Colorado

Centennial Community Transition Center	Arapahoe County	107	—	Community Corrections	Jun-22	—
Englewood, Colorado

Columbine Facility	Idled 2020	60	—	Community	—	—
Denver, Colorado				Corrections

Commerce Transitional Center	Adams County	136	—	Community	Jun-22	Indefinite
Commerce City, Colorado				Corrections

Dahlia Facility	Denver County	120	—	Community	Jun-23	—
Denver, Colorado				Corrections

Fox Facility and Training Center *	Denver County	90	—	Community	Jun-23	—
Denver, Colorado				Corrections

Longmont Community Treatment Center	Boulder County	69	—	Community Corrections	Jun-22	(2) 1 year and
Longmont, Colorado						(1) 6 month

Ulster Facility *	Idled 2021	90	—	Community	—	—
Denver, Colorado				Corrections

South Raleigh Reentry Center	BOP	60	—	Community	Sep-22	—
Raleigh, North Carolina				Corrections

Oklahoma City Transitional Center	Idled 2020	200	—	Community	—	—
Oklahoma City, Oklahoma				Corrections

Oklahoma Reentry Opportunity Center	State of Oklahoma	494	—	Community	Jun-22	—
Oklahoma City, Oklahoma				Corrections

Facility Name	Primary Customer	Design Capacity (A)	Security Level	Facility Type (B)	Term	Remaining Renewal Options (C)

Tulsa Transitional Center	Idled 2020	390	—	Community	—	—
Tulsa, Oklahoma				Corrections

Turley Residential Center	BOP	289	—	Community	Jun-23	(3) 1 year
Tulsa, Oklahoma				Corrections

Austin Residential Reentry Center	BOP	116	—	Community	Aug-22	(2) 1 year
Del Valle, Texas				Corrections

Austin Transitional Center	State of Texas	460	—	Community	Aug-23	(2) 2 year
Del Valle, Texas				Corrections

Corpus Christi Transitional Center	State of Texas	160	—	Community	Aug-23	(2) 2 year
Corpus Christi, Texas				Corrections

Dallas Transitional Center	State of Texas	300	—	Community	Aug-22	—
Hutchins, Texas				Corrections

El Paso Multi-Use Facility	State of Texas	360	—	Community	Aug-22	—
El Paso, Texas				Corrections

El Paso Transitional Center	State of Texas	224	—	Community	Aug-22	—
El Paso, Texas				Corrections

Fort Worth Transitional Center	State of Texas	248	—	Community	Aug-22	—
Fort Worth, Texas				Corrections

Ghent Residential Reentry Center	BOP	36	—	Community	Feb-22	—
Norfolk, Virginia				Corrections

James River Residential Reentry Center	BOP	84	—	Community Corrections	Feb-22	—
Newport News, Virginia

Cheyenne Transitional Center	State of Wyoming	116	—	Community	Jun-22	(1) 3 year
Cheyenne, Wyoming				Corrections

Total design capacity for CoreCivic Community Facilities		5,049

*Held for Sale

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

(B)

We manage numerous facilities that have more than a single function (i.e., housing both long-term sentenced adult prisoners and pre-trial detainees).  The primary functional categories into which facility types are identified were determined by the relative size of offender populations in a particular facility on December 31, 2021.  If, for example, a 1,000-bed facility cared for 900 adult offenders with sentences in excess of one year and 100 pre-trial detainees, the primary functional category to which it would be assigned would be that of correctional facilities and not detention facilities.  It should be understood that the primary functional category to which multi-user facilities are assigned may change from time to time.

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

CoreCivic Properties

Through our CoreCivic Properties segment, we owned 10 properties for lease to third parties and used by government agencies. The following table includes certain information regarding each property.

Property Name	Primary Customer	Property Type (A)	Design Capacity	Square Footage	Lease Expiration	Remaining Renewal Options (B)

California City Correctional Center	State of California	C	2,560	522,000	Nov-24	Indefinite
California City, California

Long Beach Community Corrections Center	The GEO Group, Inc.	CC	112	16,000	Jun-25	NA
Long Beach, California

Stockton Female Community Corrections Facility	WestCare California, Inc.	CC	100	15,000	Oct-25	(1) 5 year
Stockton, California

Augusta Transitional Center	State of	CC	230	29,000	Jun-22	(1) 1 year
Augusta, Georgia	Georgia

Lansing Correctional Facility	State of Kansas	C	2,432	401,000	Jan-40	NA
Lansing, Kansas

Southeast Correctional Complex (C)	Commonwealth of	C	656	127,000	Jun-30	(5) 2 year
Wheelwright, Kentucky	Kentucky

Northwest New Mexico Correctional Center	State of New Mexico	C	596	188,000	Oct-24	(6) 3 year
Grants, New Mexico

North Fork Correctional Facility	State of Oklahoma	C	2,400	466,000	Jul-23	Indefinite
Sayre, Oklahoma

Roth Hall Residential Reentry Center	City of Philadelphia,	CC	136	18,000	Feb-22	NA
Philadelphia, Pennsylvania	Pennsylvania

Walker Hall Residential Reentry Center	City of Philadelphia,	CC	144	18,000	Feb-22	NA
Philadelphia, Pennsylvania	Pennsylvania
				1,800,000

(A)	C=Correctional; CC=Community Corrections.
(B)	Remaining renewal options represents the number of renewal options, if applicable, and the term of each option renewal.
(C)	The KYDOC has an option to purchase the facility at any time during the term of the lease with us at a price equal to the fair market value of the property.

Competitive Strengths

Through our three segments, CoreCivic Safety, CoreCivic Community, and CoreCivic Properties, we offer multiple solutions to unique challenges, allowing government organizations to address their various needs while customizing the solution based on their unique circumstances.  Accordingly, we believe that we benefit from the following competitive strengths:

Largest Private Owner of Real Estate used by Government Agencies in the United States. As of December 31, 2021, we owned, or controlled via a long-term lease, approximately 15.1 million square feet of real estate, all used directly or indirectly by government agencies, which we believe makes us the largest private owner of real estate used by government agencies in the U.S.  Our complementary set of business assets provide critical infrastructure and services under contracts with federal, state, and local government agencies that generally have credit ratings of single-A or better, which also contributes to our steady, predictable cash flows.

In our CoreCivic Safety segment, we own, or control via a long-term lease, 12.7 million square feet of real estate used to provide innovative, comprehensive, flexible, turn-key correctional and detention services to federal, state and local government agencies.  As of December 31, 2021, our CoreCivic Safety segment operated 46 facilities, 41 of which we owned, with a total design capacity of 69,407 beds, making us the nation's largest private prison owner and one of the largest prison operators in the United States. Eight facilities in our Safety segment, containing 8,699 beds, are currently idle and available for growth opportunities. These beds include those at our 600-bed West Tennessee Detention Facility, which became idle on September 30, 2021, and our 1,033-bed Leavenworth Detention Center, which became idle on January 1, 2022, as previously discussed herein.  Our CoreCivic Safety segment generated 85.5% of our total segment net operating income during 2021.

In our CoreCivic Community segment, we own, or control via a long-term lease, 0.6 million square feet of real estate representing, as of December 31, 2021, 26 residential reentry centers with a design capacity of 5,049 beds, making us the second largest community corrections owner and operator in the United States.  Four of our residential reentry centers, containing 740 beds, were idle as of December 31, 2021.  Our CoreCivic Community segment generated 3.3% of our total segment net operating income during 2021.

In our CoreCivic Properties segment, as of December 31, 2021, we owned 1.8 million square feet of real estate representing 10 properties that are for lease to third parties and used by government agencies.  Our CoreCivic Properties segment generated 11.2% of our total segment net operating income during 2021.

We believe our synergistic set of business segments, combined with our operating strategies, corrections-industry commitment to rehabilitation, extensive government relationships, and deep real estate expertise, provide us with a diversified platform for stable cash flows and sustainable growth, with multiple paths for organic expansions and acquisitions.

First and Largest Private Prison Owner.  Through our CoreCivic Safety segment, we are the nation's largest private prison owner and one of the largest prison operators in the United States, which provides us significant credibility with our current and prospective clients.  We believe we own, or control via a long-term lease, approximately 56% of all privately owned prison beds in the United States and manage nearly 38% of all privately managed prison beds in the United States.  We pioneered modern-day private prisons with a list of notable accomplishments, such as:

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

Available Beds within Our Existing Facilities. We currently have 8,459 beds at seven prison facilities that are vacant and immediately available to use, including those at our recently idled 600-bed West Tennessee Detention Facility and 1,033-bed Leavenworth Detention Center, as previously mentioned.  We are actively engaged in marketing this available capacity as solutions to meet the needs of potential customers. Historically, we have been successful in substantially filling our inventory of available beds. For example, in the third quarter of 2020, we entered into a new contract under an inter-governmental service agreement, or IGSA, between the city of Cushing, Oklahoma and the USMS, to utilize our 1,600-bed Cimarron Correctional Facility in Oklahoma.  We had previously announced our intention to idle the Cimarron facility during the third quarter of 2020, predominantly due to a lower number of inmate populations from the state of Oklahoma resulting from COVID-19, combined with the consequential impact of COVID-19 on the State's budget. The new management contract commenced on September 15, 2020.

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

Well-Established Community Corrections Platform.  Through our CoreCivic Community segment, as of December 31, 2021, we had a network of 26 residential reentry centers containing a total of 5,049 beds.  We offer housing and programs, with a key focus on employment, job readiness and life skills in order to help offenders successfully re-enter the community and reduce the risk of recidivism.  We also provide non-residential correctional alternatives, including electronic monitoring and case management services, to municipal, county and state governments in multiple states.  We expect to continue to pursue opportunities that expand the scope of non-residential correctional alternative solutions available to government agencies.

We are the second largest community corrections owner and operator in the United States. COVID-19 notwithstanding, we believe the demand for the housing and programs that community corrections facilities offer will grow as offenders are released from prison and due to an increased awareness of the important role these programs play in an offender's successful transition from prison to society, especially following the COVID-19 pandemic when the judicial system resumes normal operations.  We expect to continue to pursue opportunities to provide these services to parolees, defendants, and offenders who are serving their full sentence, the last portion of their sentence, waiting to be sentenced, awaiting trial while supervised in a community environment, or as an alternative to incarceration. We believe we have the opportunity to maximize utilization of available beds within our community corrections portfolio that would further increase the number of individuals benefiting from the services we provide in such facilities.  For example, in the first quarter of 2021, we activated a new contract with the BOP for residential reentry and home confinement services at our previously idled 289-bed Turley Residential Center and at our 494-bed Oklahoma Reentry Opportunity Center, both in Oklahoma.  The new contract supplements the existing utilization by the state of Oklahoma at the Oklahoma Reentry Opportunity Center.  Further, we are exploring potential opportunities to expand the scope of non-residential correctional alternative solutions we provide to government agencies.  This process includes evaluating opportunities to provide certain services that were not available to us under the REIT structure.

Flexible Real Estate Solutions.  Through our CoreCivic Properties segment, as of December 31, 2021, we owned 10 properties for lease to third parties and used by government agencies, totaling 1.8 million square feet.  We have an extensive network of government relationships and the capability to manage and maintain complex properties, built over our nearly 40-year history.  In addition, we offer our customers an attractive portfolio of correctional, detention, and reentry facilities that can be leased for various needs as an alternative to providing "turn-key" correctional, detention, and residential reentry bed space and services to our government partners. In September 2021, we announced that we had entered into a three-year lease agreement with the state of New Mexico at our 596-bed Northwest New Mexico Correctional Center.  We previously operated the Northwest New Mexico facility in our Safety segment under a contract with the state of New Mexico. The new lease agreement commenced on November 1, 2021 and includes extension options that could extend the term of the lease through October 31, 2041.  We will retain responsibility for facility maintenance throughout the term of the lease.  The lease of this facility, along with the lease of our 656-bed Southeast Correctional Complex to the KYDOC originating in 2019, the lease of our 2,400-bed North Fork Correctional Facility to the ODOC originating in 2016, and the lease of our California City Correctional Center to the California Department of Corrections and Rehabilitation originating in 2013, demonstrate our ability to react quickly to our partners' needs with innovative and flexible solutions that make the best use of taxpayer dollars.  We previously operated these four correctional facilities for various state and federal partners. We intend to pursue additional opportunities to lease prison facilities to government and other third-party operators in need of correctional capacity.

In January 2018, we entered into a 20-year lease agreement with the Kansas Department of Corrections, or KDOC, for a 2,432-bed correctional facility to be constructed in Lansing, Kansas.  This transaction represented the first development of a privately owned, build-to-suit correctional facility to be operated by a government agency through a long-term lease agreement.  We commenced construction of the facility in the first quarter of 2018.  In December 2019, the Lansing facility began accepting offenders into the 512-bed minimum security complex ahead of schedule, with the remaining 1,920-bed medium/maximum security complex completed in January 2020.  The new facility replaced the Lansing Correctional Facility, Kansas' largest correctional complex for adult male inmates, originally constructed in 1863. We are responsible for facility maintenance throughout the 20-year term of the lease, at which time ownership will revert to the state of Kansas.

With the extensively aged criminal justice infrastructure in the U.S. today, we also believe we can provide our "turn-key" services to public correctional systems in need of replacement capacity, growing our business without an overall increase in incarcerated populations.  In December 2021, we were awarded a new management contract from the state of Arizona for up to 2,706 inmates at our 3,060-bed La Palma Correctional Center in Arizona. The State will close an outdated public-sector prison and transfer the inmate populations to our La Palma facility.  The transfer is expected to begin late in the first quarter or early in the second quarter of 2022, and is expected to be completed in the fourth quarter of 2022.  Before the new award, the La Palma facility supported the mission of ICE by caring for approximately 1,800 detainees.  As the new contract with Arizona commences and state inmates are accepted at the facility, we are working closely with ICE to transfer their detainee populations to other facilities, including at facilities where we have available capacity within the region, again demonstrating the flexible capacity and services we can provide.

Attractive Real Estate Portfolio.  For the year ended December 31, 2021, the properties we owned or controlled generated 97% of our facility net operating income.  The weighted average age of our portfolio of facilities in our CoreCivic Safety, CoreCivic Community, and CoreCivic Properties segments is 22, 30, and 21 years, respectively. These valuable assets are located in areas with high barriers to entry, particularly due to the unique permitting and zoning requirements for these facilities.  Further, the majority of our assets are constructed primarily of concrete and steel, generally requiring lower maintenance capital expenditures than other types of commercial properties.

We believe we are the largest developer of mission-critical, criminal justice center real estate projects over the past 15 years.  We also believe we are the largest private owner of real estate used by government agencies in the U.S. We provide space and services under contracts with federal, state, and local government agencies that generally have credit ratings of single-A or better.  In addition, a majority of our contracts have terms between one and five years, and we have experienced customer retention of approximately 95% at facilities we owned and operated during the previous five years, which contributes to our relatively predictable and stable revenue base. This stream of revenue combined with our low maintenance capital expenditure requirement translates into steady, predictable cash flow.

Development and Expansion Opportunities.  Although disrupted by the COVID-19 pandemic, several of our existing federal and state partners, as well as prospective state partners, had been experiencing growth in offender populations and overcrowded conditions.  Governments are now assessing their need for correctional space in light of COVID-19, and several are considering alternative correctional capacity for their aged or inefficient infrastructure, or are seeking cost savings by utilizing the private sector.  Competing budget priorities, which will likely become more challenging because of COVID-19, often impede our customers' ability to construct new prison beds of their own or update their older facilities, which we believe could result in further need for private sector prison capacity solutions in the long-term. Over the long-term, we would like to see meaningful utilization of our available capacity and better visibility from our customers into their potential future needs before we develop new prison capacity on a speculative basis. We will, however, respond to customer demand and may develop or expand correctional and detention facilities when we believe potential long-term returns justify the capital deployment.  With the extensively aged criminal justice infrastructure in the U.S. today, we also believe we can bring real estate solutions to government agencies like we did in connection with the construction of the Lansing Correctional Facility that was brought online in January 2020.

Increasing Financial Flexibility.  Effective January 1, 2021, we revoked our election to be taxed as a REIT, and therefore, are subject to federal and state income taxes on our taxable income at applicable tax rates, and are no longer entitled to a tax deduction for dividends paid. However, we believe this change in corporate tax structure will improve our overall credit profile and lower our overall cost of capital, as we are able to allocate our free cash flow toward the repayment of debt, which may include the purchase of our outstanding debt in open market transactions, privately negotiated transactions or otherwise. Any such debt repurchases will depend upon prevailing market conditions, our liquidity requirements, contractual requirements, applicable securities laws requirements, and other factors.  Following our first priority of utilizing free cash flow to reduce debt, we expect to allocate a substantial portion of our free cash flow to returning capital to our shareholders, which could include share repurchases and future dividends.  Any future dividend is subject to the BOD's determinations as to the amount of distributions and the timing thereof, as well as limitations under the Company's debt covenants.  We were not able to implement a meaningful share repurchase program under the REIT structure without increasing our debt because a substantial portion of our free cash flow was required to satisfy the distribution requirements under the REIT structure. We will also pursue attractive growth opportunities, including new development opportunities in our Properties segment to meet the need to modernize outdated correctional infrastructure across the country, and explore potential opportunities to expand the scope of non-residential correctional alternatives we provide in our Community segment that were not available under the REIT structure.  As a REIT, we depended on the capital markets to provide resources we could deploy toward acquisition and development opportunities.  This capital was not always available to us and came at an increasing cost.  The revocation of our REIT election provides us with significantly more liquidity and financial flexibility, which will enable us to reduce our reliance on the capital markets and reduce the size of our Bank Credit Facility in the future.

As of December 31, 2021, we had cash on hand of $299.6 million and $786.1 million available under our revolving credit facility, which has borrowing capacity under our Bank Credit Facility of up to $800.0 million, or our Revolving Credit Facility. Our total weighted average effective interest rate on all outstanding debt was 6.5%, while our total weighted average maturity on all outstanding debt was 5.1 years.  For the year ended December 31, 2021, our fixed charge coverage ratio was 3.6x and our debt leverage ratio was 2.9x, down from a debt leverage ratio of 3.7x as of December 31, 2020. During the year ended December 31, 2021, we generated $263.2 million in cash through operating activities.

Offer Compelling Value to Correctional Agencies.  We believe our government partners seek a compelling value and service offering when selecting an outsourced correctional services provider.  We believe we offer a cost-effective alternative to our government partners by reducing their correctional services costs, including the avoidance of long-term pension obligations and large capital investments in new bed capacity.  We endeavor to improve operating performance and efficiency through the following key operating initiatives: (1) standardizing supply and service purchasing practices and usage; (2) implementing a standard approach to staffing and business practices; (3) improving offender management, resource consumption, and reporting procedures through the utilization of numerous technological initiatives; (4) reconfiguring facility bed space to optimize capacity utilization; and (5) improving productivity. Through ongoing company-wide initiatives, we continue to focus on efforts to improve operating efficiencies.

Since 2017, we have maintained a nationwide initiative to advocate for a range of government policies that will help former offenders successfully reenter society and stay out of prison.  In 2020, we announced that we will publicly advocate at the federal and state levels for a slate of new policies that will help people succeed in their communities after being released from prison.  Specifically, we pledged our support for Pell Grant Restoration, Voting Rights Restoration and Licensure Reform Policies.  Also in 2020, we began a partnership with, and continue to invest in, Prison Fellowship, a leading advocate for criminal justice reform serving approximately 550,000 current and formerly incarcerated individuals and their family members each year.  Through a network of programming and advocacy efforts, the organization seeks to effect positive change at every level of the criminal justice system. We have committed to a multi-year partnership in Prison Fellowship's Warden Exchange program, a residency and online professional development program that enables wardens to share reentry best practices and problem solve amongst a peer group. We believe that as successful as we may be with our work inside our facilities, offenders still face embedded societal barriers when they return to their communities.  Through our strong commitment to community corrections and reentry programs, we offer our government partners additional long-term value. Our evidence-based reentry programs, including academic education, vocational training, substance abuse treatment, life skills training, and faith-based programming, are customizable based on partner needs and are applied utilizing best practices and/or industry standards.  Our proprietary reentry process and cognitive/behavioral curriculum, "Go Further," promotes a comprehensive approach to addressing the barriers to a successful return to society. Through our efforts in community corrections and reentry programs, we can provide consistency and common standards across facilities.  We can also serve multiple levels of government on an as-needed basis, all toward reaching the goal we share with our government partners of providing offenders with the opportunity to succeed when they are released, making our communities safer, and, ultimately, reducing recidivism.

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

ESG Accountability. In May 2021, we issued our third ESG report, which summarizes our impacts and aspirational goals across environmental, social, and governance topics. The report covers the year ended December 31, 2020, and details our commitment to reducing the national recidivism crisis through evidence-based practice in our reentry programs.  In addition, the report covers progress in our human rights-related goals, including delivery of human rights training to more than 90% of continuing employees, delivery of human rights training to all members of our BOD and senior executives, incorporation of human rights elements in over 20 pre-service training courses, and inclusion of human rights topics in our enterprise-wide cultural survey. The report also updates our stakeholders on the implementation of a strategic energy management program, and highlights "green" design elements in new and existing facilities. Additionally, the report summarizes our management approach and activities in topics including diversity, equity and inclusion, or DEI; political activity and contributions; supplier diversity; charitable giving; PREA compliance; ethics; and workforce rights, compensation, benefits and training.

The ESG report was informed by the Global Reporting Initiative, or GRI, standards: Core option issued by the Global Sustainability Standards Board.  GRI is an international independent standards organization created to help business, government and other organizations understand and communicate how their operations affect issues of global importance, such as human rights, corruption and climate change. In conducting the ESG materiality assessment contained in the report, we also considered the relevance and impact of our actions toward the United Nations Sustainable Development Goals, or UN SDGs, which were established in 2015 as a blueprint for addressing global societal challenges with measures that promote good health and well-being, clean and affordable energy, decent work and economic growth, climate action, and peace and justice.

The ESG report may be accessed on our website under "Social Responsibility."  The information included in the ESG report is not incorporated by reference into this Annual Report.

Human Capital

In order to fulfill our mission of providing high quality, compassionate treatment to all those in our care, we strive to attract, develop and retain a diverse workforce of individuals who are driven by a deep sense of service, high standards of professionalism and a responsibility to help government better the public good. The following information outlines the human capital strategies and initiatives designed to address the twin challenge of turnover and retention.

Demographics

Employees	2021	Hiring	2021
Total Employees	10,348	Total Hires	4,145
% Female	52%	% Female	51%
% People of Color or Under- represented Minorities (URM)	57%	% People of Color or Under- represented Minorities (URM)	56%
% Veterans	10%	% Veterans	10%
% Facility-level employees	95%	% Facility-level employees	98%

Leadership & Learning

We facilitate annual performance and career development discussions with all employees. These discussions consist of a continuous cycle of goal alignment, individual development planning, and performance and career reviews.  In 2021, 99% of management and 99% of all other employees received annual performance and career development reviews. To ensure our employees are empowered with feedback and developmental opportunities, we have invested in technology designed to align performance, talent management and development processes. This technology alignment seeks to create an environment where employees are able to participate in performance and development discussions throughout the year.

Every year, we facilitate talent review discussions to help identify development opportunities within our leadership pipeline. Through these discussions, we continue to see opportunities for advancement within our existing workforce. Of the leaders identified for accelerated development, 43% were identified as "ready now" for advanced leadership responsibilities. Supervisors of the 57% of employees who are not "ready now" receive development resource guides with CoreCivic specific ideas for experience, exposure, and education opportunities that the supervisors can use in order to help those 57% of employees close the gap between their current performance and potential, and what is required for higher levels of responsibility and complexity.

We continued to expand the talent review process in 2021 to widen the leadership candidate pipeline, and focus more on development needs.  With this new level of assessment came new opportunities for development programs like the CoreCivic Leadership Experiences and Rotations program, or CLEAR. CLEAR is a two-year rotational development program designed to provide the individuals identified during our talent management discussions an accelerated development opportunity to advance their careers through multiple short-term experiences. The breadth of roles can vary across different career paths and are intended to develop the rising leader's readiness for targeted, more complex roles following successful completion of the program. We launched our first CLEAR group in 2021.

We recognize the importance of investing in our people. Our management approach to training and development is overseen by our Chief Human Resources Officer and Managing Director, Enterprise Learning and Development, and is implemented by leaders at our headquarters as well as a network of learning and development managers across our facilities. Our training activity and records are managed according to our learning and development policy, and our BOD receives periodic updates on the delivery of strategic training programs.

All CoreCivic employees are eligible to participate in various leadership and operational offerings. For example, through CoreCivic University, our employees can refine their current skills and learn new, valuable skills, as well. To date, over 4,075 employees have completed programs within CoreCivic University. For new and existing employees alike, we provide training that meets or exceeds ACA and government partner standards, including 200 hours of pre-service and on-the-job training for new employees as well as a minimum of 40 hours of annual in-service and specialty training for employees in our Safety and Community segments.

Culture & Employee Engagement

People are at the center of what we do.  We believe that culture influences employee engagement.  Therefore, we seek the perspectives of our employees through our bi-annual, full-census culture survey in order to enhance our culture and make the workplace more engaging.  Across our organization, our leaders have developed more than 400 actions to enhance our culture and the engagement of our employees.

We know that bringing out the best in our people is the best way to recruit, retain, and develop our employees.  We continually work to create a culture of respect where we value everyone's differences, appreciate individual contributions, and support people so they reach their highest potential.

Diversity, Equity, and Inclusion

We are proud of our diverse workforce, and we recognize that employees come from many different backgrounds and that these differences are integral in how we view and experience the world. We believe that DEI improves safety and security, drives quality, increases employee engagement and provides greater accountability, all of which allow us to better serve our government partners' and employees' needs.

Our Vice President of Talent, Organizational Development, and Diversity, Equity and Inclusion leads our strategic approach to DEI.  Our DEI policies prohibit harassment and promote proactive efforts on DEI.  In accordance with federal contract requirements, we maintain affirmative action plans designed to recruit and advance underrepresented groups, including but not limited to, qualified minorities, women, persons with disabilities and covered veterans.

We believe there are opportunities to further advance underrepresented groups at CoreCivic. We have made significant investments and strides in the development of an executive-endorsed company roadmap for our DEI- intended outcomes, established goals, and communicated our plans to all leaders, employees, and the BOD. Additionally, we have taken steps toward achieving our stated DEI goals (Create a Common DEI Language, Create a Culture of Belongingness and Respect, and Create a Diverse Pipeline of Leadership Candidates) through the actions of our established DEI Advisory Council.  This DEI Advisory Council includes a select team of CoreCivic employees representing our organization's diversity by gender, ethnicity, tenure and geography.

In collaboration with executive and senior leaders, we are encouraging the future advancement of underrepresented groups.  We have set benchmarks to measure the outcomes of our DEI actions for continuous improvement. Additionally, over 95% of enterprise leaders have completed Conscious Inclusion Training, and Unconscious Bias training has been designed for deployment in 2022.  We have established governance for our DEI strategy with accountability to the enterprise executives and BOD. We have also collaborated with the Advancement of Women in Nashville to lead a discussion on DEI two years in a row.

Hiring and Sustaining our Workforce

We are the largest employer in many of the areas where our facilities are located, and as such, we commit to support and grow the local communities through our hiring and outreach efforts. Our long-term tenure in many of the communities we serve has provided stable careers and career growth opportunities to workforces in many communities.  We provide equal opportunity employment to all candidates and follow the United States Department of Labor Office of Federal Contract Compliance Programs equal employment opportunity guidelines for hiring.

•	In 2021, we invested $8.9 million in talent attraction efforts to reach prospective candidates.
•	In 2021, we received over 51,000 job applications.
•

CoreCivic has also been named a GI Jobs Military Friendly employer for eleven consecutive years. For 2022, CoreCivic is recognized as a Bronze award level Military Friendly employer, as well as a top ten Military Friendly Diversity supplier.

Compensation & Benefits

We utilize descriptive and prescriptive Human Resources analytics to align pay with compensation strategy.  We leverage these analytics to act on changing labor market conditions to assist us with our efforts to maintain market competitive wages.  In addition, we evaluate internal pay equity though the use of job evaluation and market analyses, adjusted for tenure, experience, location, performance and other variables that can affect wages. We have experienced labor shortages and wage pressures in many markets across the country, and have provided wage increases to remain competitive, including increases to most of our facility staff during the third quarters of 2021 and 2020.

We offer multiple medical and wellness benefit plans, dental, vision, and disability income insurance, flexible spending accounts, and life and accidental death and dismemberment insurance. In addition, we provide our employees with paid time off and paid holidays.  We also provide retirement benefits to our employees through a 401(k) retirement plan.  To be eligible for most benefit plans, employees must be in a full-time position.  Certain exceptions apply, such as eligibility for the 401(k) retirement plan if the 401(k) retirement plan's service and hour requirements are met, and at locations where the McNamara-O'Hara Service Contract Act applies.

Safety

We are committed to bettering the public good by making our facilities and communities safe for our team members, those under our care, and the public.  Our "Team Safety" program establishes our efforts to provide a safe environment and safe working conditions as reflected in our policies and procedures.  During the COVID-19 pandemic, we have implemented numerous measures to keep those individuals under our care, team members, and the public safe by following guidance from the United States Centers for Disease Control and Prevention, or CDC, as well as local health standards.  The residential nature of our business presents numerous challenges for front line employees, delivering critical services to our communities and partners.  Some of the initiatives we provide to support these efforts include provisions of PPE, paid leave for COVID-19 related needs above and beyond our existing paid-leave benefits, specialized education and training, and advanced technology solutions.

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

Healthcare providers and certain other industry participants are also subject to a growing number of requirements intended to promote the interoperability and exchange of patient health information.  Health care providers and certain other entities are subject to information blocking restrictions pursuant to the 21st Century Cures Act that prohibit practices that are likely to interfere with the access, exchange or use of electronic health information, except as required by law or specified by DHHS as a reasonable and necessary activity. Violations may result in penalties or other disincentives.

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

Each of our management contracts and the statutes of certain states require the maintenance of insurance with some states imposing insurance requirements specific to private corrections and detention providers as a requirement for continued operation.  We maintain various insurance policies including employee health, workers' compensation, automobile liability, and general liability insurance.  Because we are significantly self-insured for employee health, workers' compensation, automobile liability, and general liability insurance, the amount of our insurance expense is dependent on claims experience, and our ability to control our claims experience.  Our insurance policies contain various deductibles and stop-loss amounts intended to limit our exposure for individually significant occurrences.  However, the nature of our self-insurance policies provides little protection for deterioration in overall claims experience or an increase in medical costs.  We are continually developing strategies to improve the management of our future loss claims but can provide no assurance that these strategies will be successful.  However, unanticipated additional insurance expenses resulting from adverse claims experience or an increasing cost environment for general liability and other types of insurance could adversely impact our results of operations and cash flows.

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

On January 26, 2021, President Biden issued the Private Prison EO.  The Private Prison EO directs the Attorney General to not renew DOJ contracts with privately operated criminal detention facilities.  Two agencies of the DOJ, the BOP and the USMS, utilize our services.  The BOP houses inmates who have been convicted, and the USMS is generally responsible for detainees who are awaiting trial.  The BOP has experienced a steady decline in inmate populations over the last eight years, a trend that has been accelerated by the COVID-19 pandemic.  We currently have one prison contract with the BOP at our 1,978-bed McRae Correctional Facility, accounting for 2% ($40.6 million) of our total revenue for the twelve months ended December 31, 2021, which expires in November 2022.  The Private Prison EO only applies to agencies that are part of the DOJ, which includes the BOP and USMS.  ICE facilities are not covered by the Private Prison EO, as ICE is an agency of the Department of Homeland Security, not the DOJ, although it is possible that the federal government could choose to take similar action on ICE facilities in the future.  For the twelve months ended December 31, 2021, USMS and ICE accounted for 23% ($433.6 million) and 30% ($552.2 million), respectively, of our total revenue.

Unlike the BOP, the USMS does not own detention capacity and relies on the private sector, along with various government agencies, for its detainee population. The USMS has been advised by the Office of the Deputy Attorney General not to renew existing contracts, or enter into new contracts for private detention facilities. During the second quarter of 2021, we had direct contracts with the USMS for up to 992 detainees at our 2016-bed Northeast Ohio Correctional Center and for up to approximately 96 detainees at our 664-bed Crossroads Correctional Center in Montana that expired and were not renewed.  On May 28, 2021, we entered into a new three-year contract with Mahoning County, Ohio to utilize up to 990 beds at our Northeast Ohio Correctional Center.  Mahoning County is responsible for County inmates and federal detainees, including USMS detainees, and the County is using the Northeast Ohio facility to address its population needs.  During the third quarter of 2021, we entered into an amendment to the contract with the state of Montana to utilize all of the capacity at the Crossroads Correctional Center, including the space vacated by the USMS, and to extend the existing contract to June 30, 2023, with additional renewal options by mutual agreement through August 31, 2029.  We had a direct contract with the USMS to care for detainees at our 600-bed West Tennessee Detention Facility that expired on September 30, 2021 and was not renewed.  In addition, we had a direct contract with the USMS to care for detainees at our 1,033-bed Leavenworth Detention Center that expired on December 31, 2021 and was not renewed. We are actively marketing the West Tennessee and Leavenworth facilities to other government agencies, and in August 2021, we submitted a formal response to a government agency's request for proposal to utilize the West Tennessee facility.  We are also currently in discussions with, and have submitted proposals to, other potential government partners to utilize the Leavenworth facility.  However, we can provide no assurance that we will be able to reach agreements for the utilization of the West Tennessee or Leavenworth facilities.

We currently have six detention facilities that have separate contracts where the USMS is the primary customer within the facility that all expire at various times over the next several years, with the exception of two contracts that have indefinite terms. As of December 31, 2021, one of the aforementioned six contracts, a contract with a government agency at our 2,672-bed Tallahatchie County Correctional Facility in Mississippi that allows the USMS to utilize available capacity, expires in June 2022.  Non-renewal of these contracts, or the expansion of the Private Prison EO to ICE, could have a material adverse effect on our business, financial condition, and results of operations if we are unable to replace the cash flows with new management contracts like we did at our Northeast Ohio and Crossroads facilities.

In addition, negative publicity regarding offenders escaping, rioting or any other disturbances at our facilities or any public perception of poor operational performance at our facilities, contract non-compliance, or other conditions (including COVID-19 infections or other disease outbreaks at the facilities we own and manage) at a privately managed facility may result in adverse publicity to us and the private corrections industry in general and could negatively impact our growth and our ability to renew or maintain existing contracts or to obtain new contracts, which could have an adverse impact on our business, financial condition, results of operations or the market price of our common stock.

We are subject to fluctuations in occupancy levels, and a decrease in occupancy levels could cause a decrease in revenues and profitability.

While a substantial portion of our cost structure is fixed, a substantial portion of our revenue is generated under facility ownership and management contracts that specify per diem payments based upon daily or minimum guaranteed occupancy levels. We are dependent upon the governmental agencies with which we have contracts to provide offenders for facilities we operate. We cannot control occupancy levels at the facilities we operate. We do not lobby or advocate for any policies that determine the basis for or duration of an individual's incarceration or detention.  Under a per diem rate structure, a decrease in our occupancy rates could cause a decrease in revenue and profitability. For the years 2021, 2020, and 2019, the average compensated occupancy of our facilities, based on rated capacity, was 72%, 74%, and 82%, respectively, for all of the facilities we operated, exclusive of facilities that are leased to third-party operators where our revenue is generally not based on daily occupancy. Occupancy rates may, however, decrease below these levels in the future, including as a result of COVID-19. When combined with relatively fixed costs for operating each facility, a decrease in occupancy levels could have an adverse impact on our profitability.

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

The public health crisis caused by the COVID-19 pandemic and the unprecedented measures taken by United States federal, state and local government authorities in an effort to contain and mitigate the spread of COVID-19, have had, and we expect will continue to have, certain negative effects on our business, including, without limitation, the following:

•

The decision imposed by the federal government to deny entry at the United States southern border to asylum-seekers and anyone crossing the United States southern border without proper documentation or authority in an effort to contain the spread of COVID-19 has resulted in a reduction in ICE populations, including in our detention facilities.  Litigation challenging the policy of denying entry at the United States southern border to asylum-seekers and anyone crossing the border without proper documentation or authority continues. On August 13, 2021, a federal court ordered the Biden administration to reinstate the MPP enacted by the Trump administration, finding that terminating MPP would be illegal "until the Department of Homeland Security has the capacity and willingness to detain immigrants."  On August 24, 2021, the Supreme Court refused to block implementation of that order.  On October 29, 2021, Secretary of Homeland Security Alejandro N. Mayorkas issued a memorandum asserting the termination of MPP, which was structured to be implemented if the decision reinstating MPP is vacated. The memorandum also provides that the Biden administration will continue to comply with the injunction requiring the reinstatement and enforcement of MPP until a final judicial decision, if any, to vacate such injunction is issued. In early December 2021, the Department of Homeland Security began the court-ordered re-implementation of the MPP, and on December 13, 2021, a federal appeals court rejected the Biden administration’s attempts to terminate MPP.  On December 29, 2021, the Biden administration appealed this decision to the Supreme Court.  Separately, on September 16, 2021, a federal judge prohibited the Biden administration from expelling migrant families pursuant to Trump-era public health restrictions finding that public health law does not authorize the expulsion of migrants.  On September 30, 2021, a federal appeals court issued a temporary stay on the prohibition on expelling migrant families pursuant to Trump-era public health restrictions.  As a result, the Biden administration has been able to expel migrant families pursuant to public health concerns over the spread of COVID-19 while the litigation of such policy continues.

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

•

We have had positive COVID-19 cases at our facilities. While we are taking measures to protect our employees and those entrusted to our care, which have included, but are not limited to, enhanced hygiene practices, the suspension or restriction of visitation policies (after consultation with our government partners), following guidance provided by the CDC for Correctional and Detention Facilities, following national and local health standards, and the separation of vulnerable inmate populations from the rest of the inmate population for their protection, these measures may not be sufficient to prevent or mitigate the spread of COVID-19 among our employees and those entrusted to our care and, as a result, we may face disruptions at our facilities. For example, an inability to fully staff our correctional, detention, and reentry facilities could result in negative consequences, including reduced residential populations, fines, other penalties, or contract cancellations.

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

•

We have experienced labor shortages and wage pressures in many markets across the country and our personnel costs and expenses at our facilities have increased as a result of COVID-19. In response to the COVID-19 pandemic, we have, among other things, purchased PPE and supplies, increased compensation and provided additional benefits to staff at our correctional, detention, and residential reentry facilities, and implemented enhanced hygiene practices at our facilities.

•

Government agencies and referring boards have decided, and may continue to decide, to refer residents to home confinement or otherwise reduce the utilization of community facilities, such as our residential reentry facilities.

•

We rely on third-party service providers and business partners, such as suppliers, distributors, contractors and other external businesses, for certain functions or for services in support of our operations. These third-party service providers are subject to risks and uncertainties related to COVID-19, (including those broader supply chain delays and disruptions currently impacting domestic and global distribution of products), which may interfere with their ability to fulfill their respective commitments and responsibilities to us in a timely manner and in accordance with the agreed-upon terms.

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

We typically enter into facility contracts with governmental entities for terms of up to five years, with additional renewal periods at the option of the contracting governmental agency.  Notwithstanding any contractual renewal option of a contracting governmental agency, 30 of our facility contracts with the customers listed under "Business – Facility Portfolio" are currently scheduled to expire on or before December 31, 2022 but have renewal options (16), or are currently scheduled to expire on or before December 31, 2022 and have no renewal options (14).  Although we generally expect these customers to exercise renewal options or negotiate new contracts with us, one or more of these contracts may not be renewed and we may not be able to negotiate a new contract on favorable terms or at all with the corresponding governmental agency. In addition, these and any other contracting agencies may determine not to exercise renewal options with respect to any of our contracts in the future. Our government partners can also re-bid contracts in a competitive procurement process upon termination or non-renewal of our contract.  Competitive re-bids may result from the expiration of the term of a contract, including the initial term and any renewal periods, or the early termination of a contract. Competitive re-bids are often required by applicable federal or state procurement laws periodically in order to further competitive pricing and other terms for the government agency. The aggregate revenue earned during the year ended December 31, 2021 for the 30 contracts with scheduled maturity dates, notwithstanding contractual renewal options, on or before December 31, 2022 was $367.6 million, or 20% of total revenue.

Additionally, the Private Prison EO issued by President Biden on January 26, 2021, directs the Attorney General to not renew DOJ contracts with privately operated criminal detention facilities.  Two agencies of the DOJ, the BOP and the USMS, utilize our services.  The BOP houses inmates who have been convicted, and the USMS is generally responsible for detainees who are awaiting trial.  The BOP has experienced a steady decline in inmate populations over the last eight years, a trend that has been accelerated by the COVID-19 pandemic.  We currently have one prison contract with the BOP at our 1,978-bed McRae Correctional Facility, accounting for 2% ($40.6 million) of our total revenue for the twelve months ended December 31, 2021, which expires in November 2022.  The Private Prison EO only applies to agencies that are part of the DOJ, which includes the BOP and USMS.  ICE facilities are not covered by the Private Prison EO, as ICE is an agency of the Department of Homeland Security, not the DOJ, although it is possible that the federal government could choose to take similar action on ICE facilities in the future.  For the twelve months ended December 31, 2021, USMS and ICE accounted for 23% ($433.6 million) and 30% ($552.2 million), respectively, of our total revenue.

Unlike the BOP, the USMS does not own detention capacity and relies on the private sector, along with various government agencies, for its detainee population. The USMS has been advised by the Office of the Deputy Attorney General not to renew existing contracts, or enter into new contracts for private detention facilities. We currently have six detention facilities that have separate contracts where the USMS is the primary customer within the facility that all expire at various times over the next several years, with the exception of two contracts that have indefinite terms. As of December 31, 2021, one of the aforementioned six contracts, a contract with a government agency at our 2,672-bed Tallahatchie County Correctional Facility in Mississippi that allows the USMS to utilize available capacity, expires in June 2022.  Non-renewal of these contracts, or the expansion of the Private Prison EO to ICE, could have a material adverse effect on our business, financial condition, and results of operations if we are unable to replace the cash flows with new management contracts like we did at our Northeast Ohio and Crossroads facilities, as previously described herein.

Our managed-only contract for the 1,030-bed Marion County Jail in Indianapolis, Indiana terminated and operations transitioned to Marion County effective January 31, 2022.  Marion County constructed a replacement facility that became fully operational in January 2022.  The County intends to redevelop the property where the Marion County Jail was located, and we received notice in the second quarter of 2021 that the County intended to terminate the contract effective December 31, 2021.  The contract was subsequently amended and extended through January 31, 2022 to allow the County more time to prepare for the transition.

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

Based on information available as of the date of this Annual Report, other than the previously mentioned contract with the USMS at our Tallahatchie facility and the contract with the BOP at our McRae facility, for which future utilization by the USMS and the BOP, respectively, is uncertain, and at the managed-only Marion County Jail, we believe we will renew all other contracts with our government partners that have expired or are scheduled to expire within the next twelve months that could have a material adverse impact on our financial statements.  We believe our renewal rate on existing contracts remains high due to a variety of reasons including, but not limited to, the constrained supply of available beds within the U.S. correctional system, our ownership of the majority of the beds we operate, and the cost effectiveness of the services we provide.  However, we cannot assure we will continue to achieve such renewal rates in the future.

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

Our success in obtaining new awards and contracts sometimes depends, in part, upon our ability to locate land that can be leased or acquired, on economically favorable terms, by us or other entities working with us in conjunction with our proposal to construct and/or manage a facility. Some locations may be in or near populous areas and, therefore, may generate legal action or other forms of opposition from residents in areas surrounding a proposed site. When selecting project sites, we attempt to conduct business in communities where local leaders and residents generally support the establishment of a privatized correctional, detention, or residential reentry facility. Even if we identify sites where local leaders and residents generally support the establishment of a correctional or detention facility, whether to be publicly or privately operated, such endeavors may still face resistance by broader groups to facilities perceived as supporting over-incarceration. Therefore, future efforts to find suitable host communities may not be successful. We may incur substantial costs in evaluating the feasibility of the development of a correctional or detention facility. As a result, we may report significant charges if we decide to abandon efforts to develop a correctional or detention facility on a particular site. Further, in many cases, the site selection is made by the contracting governmental entity. In such cases, site selection may be made for reasons related to political and/or economic development interests and may lead to the selection of sites that have less favorable environments.

Providing family residential services increases certain unique risks and difficulties compared to operating our other facilities.

In September 2014, we signed an amended agreement to provide at the South Texas Family Residential Center safe and humane residential housing, as well as educational opportunities, to women and children (but no unaccompanied children) under the custody of ICE, who are awaiting their due process before immigration courts. In October 2016, we entered into an amended agreement that extended the term of the 2014 agreement through September 2021. The term of the amended agreement was further extended in September 2020, from September 2021 to September 2026. ICE has modified the mission at this facility in the past, for example, to authorize two parent family units.  During the fourth quarter of 2021, ICE suspended the placement of children at this facility, but continues to use the facility under the Family Residential Standards for people claiming asylum.  Depending on the demands at the southern border, ICE could again in the future place children at this facility for residential services.  Providing family residential services, particularly to children, subjects us to unique risks such as unanticipated increased costs and litigation that could materially adversely affect our business, financial condition, or results of operations. For example, the contract mandates resident-to-staff ratios that are higher than our typical contract, requires services unique to this contract (e.g. child care and primary education services), and limits the use of security protocols and techniques typically utilized in correctional and detention settings. These operational risks and others, including risks relating to COVID-19, associated with privately managing this type of residential facility could result in higher costs associated with staffing and lead to increased litigation.

Numerous lawsuits, to which we are not a party, have challenged the government's policy of detaining migrant families, and government policies with respect to family immigration may impact the demand for the South Texas Family Residential Center.  Any court decision or government action that impacts our existing contract for the South Texas Family Residential Center could materially affect our cash flows, financial condition, and results of operations. During 2021, 2020, and 2019, revenues at this facility were $159.9 million, $168.0 million, and $171.1 million, respectively.

We may incur significant start-up and operating costs on new contracts before receiving related revenues, which may impact our cash flows and not be recouped.

When we are awarded a contract to provide or manage a facility, we may incur significant start-up and operating expenses, including the cost of constructing the facility, purchasing equipment and staffing the facility, before we receive any payments under the contract. We may also experience a disruption in cash flows when transitioning from one contract to another.  For example, during 2022, as a result of a new contract award from the state of Arizona for up to 2,706 inmates, we expect to transition the population at our 3,060-bed La Palma Correctional Center from ICE detainees to inmates from the state of Arizona, which will result in the disruption of earnings and cash flows until the occupancy of inmates from the state of Arizona reaches stabilization.  Disruptions like these could result in a significant reduction in our cash reserves and may make it more difficult for us to meet other cash obligations. In addition, a contract may be terminated prior to its scheduled expiration, and as a result, we may not recover these expenditures or realize any return on our investment.

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

There also has been increasing focus by U.S. and foreign government authorities on environmental matters, such as climate change, the reduction of greenhouse gases and water consumption. New or revised laws and regulations or new interpretations of existing laws and regulations, such as those related to climate change, could affect the operation of our properties or result in significant additional expense and restrictions on our business operations.

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

We currently derive, and expect to continue to derive, a significant portion of our revenues from a limited number of governmental agencies. The three primary federal governmental agencies with correctional and detention responsibilities, ICE, the USMS, and the BOP accounted for 56% of our total revenues for the year ended December 31, 2021 ($1,050.5 million). For the year ended December 31, 2021, ICE, USMS, and the BOP accounted for 30% ($552.2 million), 23% ($433.6 million), and 3% ($64.7 million), respectively, of our total revenue. Although the revenue generated from each of these agencies is derived from numerous management contracts and various types of properties, i.e. correctional, detention, and reentry, the loss or substantial reduction in value of one or more of such contracts could have a material adverse impact on our financial condition, results of operations, and cash flows. We expect to continue to depend upon these federal agencies and a relatively small group of other governmental customers for a significant percentage of our revenues.

Additionally, the Private Prison EO issued by President Biden on January 26, 2021, directs the Attorney General to not renew DOJ contracts with privately operated criminal detention facilities.  Two agencies of the DOJ, the BOP and the USMS, utilize our services.  The BOP houses inmates who have been convicted, and the USMS is generally responsible for detainees who are awaiting trial.  The BOP has experienced a steady decline in inmate populations over the last eight years, a trend that has been accelerated by the COVID-19 pandemic.  We currently have one prison contract with the BOP at our 1,978-bed McRae Correctional Facility, accounting for 2% ($40.6 million) of our total revenue for the twelve months ended December 31, 2021, which expires in November 2022.  The Private Prison EO only applies to agencies that are part of the DOJ, which includes the BOP and USMS.  ICE facilities are not covered by the Private Prison EO, as ICE is an agency of the Department of Homeland Security, not the DOJ, although it is possible that the federal government could choose to take similar action on ICE facilities in the future.  For the twelve months ended December 31, 2021, USMS and ICE accounted for 23% ($433.6 million) and 30% ($552.2 million), respectively, of our total revenue.

Unlike the BOP, the USMS does not own detention capacity and relies on the private sector, along with various government agencies, for its detainee population. The USMS has been advised by the Office of the Deputy Attorney General not to renew existing contracts, or enter into new contracts for private detention facilities.  We currently have six detention facilities that have separate contracts where the USMS is the primary customer within the facility that all expire at various times over the next several years, with the exception of two contracts that have indefinite terms. As of December 31, 2021, one of the aforementioned six contracts, a contract with a government agency at our 2,672-bed Tallahatchie County Correctional Facility in Mississippi that allows the USMS to utilize available capacity, expires in June 2022.  Non-renewal of these contracts, or the expansion of the Private Prison EO to ICE, could have a material adverse effect on our business, financial condition, and results of operations if we are unable to replace the cash flows with new management contracts like we did at our Northeast Ohio and Crossroads facilities, as previously described herein.

As previously mentioned herein, revenue from our South Texas Family Residential Center was $159.9 million in 2021, $168.0 million in 2020, and $171.1 million in 2019.  The loss or reduction in value of this contract, whether due to change in mission, legal challenges, or change in government policy, could have an adverse impact on our financial condition, results of operations, and cash flows.

As a result of our acquisitions, we have recorded and will continue to record goodwill and other intangible assets. In the future, our goodwill or other intangible assets may become impaired, which could result in non-cash charges to our results of operations.

We have goodwill and other intangible assets resulting from business acquisitions, and we could record additional goodwill and other intangible assets if we consummate additional business acquisitions in the future. We evaluate the carrying value of goodwill annually, and whenever circumstances indicate the carrying value of goodwill may be impaired, as defined by U.S. generally accepted accounting principles. We will continue to evaluate the goodwill for impairment by performing a qualitative assessment to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Estimated fair values could change if there are changes in assumptions related to our capital structure and cost of debt and equity and operating cash flows, as well as considerations related to our equity valuation. Impairments of goodwill or other intangible assets could require non-cash charges to our results of operations.

We are dependent upon our senior management and our ability to attract and retain sufficient qualified personnel.

The success of our business depends in large part on the ability and experience of our senior management. The unexpected loss of any of these persons could materially adversely affect our business and operations.

In addition, the services we provide are labor-intensive. The success of our business, and our ability to satisfy the staffing and operational performance requirements of our contracts, require that we attract, hire, develop and retain sufficient qualified personnel. When we are awarded a facility management contract or open a new facility, we must hire operating management, correctional officers, and other personnel. Our inability to hire sufficient qualified personnel on a timely basis, or experiencing excessive turnover or the loss of significant personnel at existing facilities, could adversely affect our business and operations. Many of our contracts include specific staffing requirements, and our failure to satisfy such requirements may result in the imposition of financial penalties or loss of contract. Staffing challenges have recently been exacerbated by labor shortages in the marketplace.

Furthermore, as a federal government contractor, part of our workforce is covered by the vaccine mandate imposed by Executive Order on September 9, 2021; however, a federal judge issued an injunction halting this vaccine mandate on January 21, 2022.  Litigation continues, and the future status of this vaccine mandate is unresolved. Additionally, certain of our other governmental partners have implemented or are subject to certain COVID-19 related vaccine or testing directives, which are also applicable to us and our workforce. Our compliance with these requirements, as well as our compliance with any applicable vaccine or testing mandates that may be adopted in the future, may disrupt our workforce and operations and impose additional compliance and other costs. The requirements could also result in attrition, including attrition of qualified personnel, and difficulty securing future labor needs, which could materially and adversely affect our results of operations, financial condition and cash flows.

We are subject to various types of litigation.

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

As of December 31, 2021, we employed 10,350 full- and part-time employees.  Approximately 1,110 of our employees at six of our facilities, or approximately 10.7% of our workforce, are represented by labor unions.  We have not experienced a strike or work stoppage at any of our facilities and, in the opinion of management, overall employee relations are good. New executive orders, administrative rules and changes in National Labor Relations could increase organizing activity at locations where employees are currently not represented by a labor organization. Increases in organizational activity or any future work stoppages could have an adverse impact on our business, financial condition, or results of operations.

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

If our suppliers fail to supply, in a timely manner, electronic monitoring products that meet our quantity, quality, cost requirements, or technical specifications, we may not be able to access alternative sources of these products within a reasonable period of time or at commercially reasonable rates. A reduction or interruption in the supply of such products, or a significant increase in the price of such products, (including as a result of the supply chain delays and disruptions currently impacting domestic and global distribution of products as a result of COVID-19), could have an adverse impact on our marketing and sales initiatives, which could adversely affect our financial condition and results of operations.  In addition, contracts with such suppliers may not continue to be available on acceptable terms or at all.

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

The primary risk we face for asset impairment charges is associated with real estate that we own.  As of December 31, 2021, we had $2.3 billion in property and equipment, including $163.4 million in long-lived assets at eight idled CoreCivic Safety facilities and four idled CoreCivic Community facilities.  We can provide no assurance that we will be able to secure agreements to utilize our idle properties, or that we will not incur impairment charges in the future.

Certain of our facilities are subject to options to purchase and reversions.  Ten of our facilities are subject to an option to purchase by certain governmental agencies.  Such options are exercisable by the corresponding contracting governmental entity generally at any time during the term of the respective facility contract.  Certain of these purchase options are based on the depreciated book value of the facility, which essentially could result in the transfer of ownership of the facility to the governmental agency at the end of the life used for accounting purposes, while other options to purchase are exercisable at prices below fair market value. See "Business – Facility Portfolio."  If any of these options are exercised, there exists the risk that we will be unable to invest the proceeds from the sale of the facility in one or more properties that yield as much cash flow as the property acquired by the government entity.  In addition, in the event any of these options is exercised, there exists the risk that the contracting governmental agency will terminate the management contract associated with such facility.  For the year ended December 31, 2021, the ten facilities currently subject to these options generated $318.4 million in revenue (17.1% of total revenue) and incurred $242.2 million in operating expenses.

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

We are often required to post bid or performance bonds issued by a surety company as a condition to bidding on or being awarded a contract. Availability and pricing of these surety commitments are subject to general market and industry conditions, among other factors. Increases in surety costs could adversely affect our operating results if we are unable to effectively pass along such increases to our customers. We cannot assure you that we will have continued access to surety credit or that we will be able to secure bonds economically, without additional collateral, or at the levels required for any potential facility development or contract bids. If we are unable to obtain adequate levels of surety credit on favorable terms, we would have to rely upon letters of credit under our Revolving Credit Facility, which could entail higher costs if such borrowing capacity was even available when desired, and our ability to bid for or obtain new contracts could be impaired.

Interruption, delay or failure of the provision of our technology services or information systems, or the compromise of the security thereof, could adversely affect our business, financial condition or results of operations.

Components of our business depend significantly on effective information systems and technologies, some of which are provided and/or maintained by third parties. As with all companies that utilize information systems, we are vulnerable to negative impacts to our business if the operation of those systems malfunctions or experiences errors, interruptions or delays, or certain information contained therein is compromised. As a matter of course, we may store or process the personal information of offenders, employees and other persons as required to provide our services and such personal information or other data may be hosted or exchanged with our government partners and other third-party providers.  While we employ industry standard administrative, technical and physical safeguards designed to protect the integrity and security of personal data we collect or process, despite the security measures we have in place, and any additional measures we may implement in the future, our facilities and systems, and those of our third-party service providers, could be vulnerable to security breaches, computer viruses, lost or misplaced data, programming errors, human errors, acts of vandalism, or other events. For example, several well-known companies have recently disclosed high-profile security breaches involving sophisticated and highly targeted attacks on their company's infrastructure or their customers' data, which were not recognized or detected until after such companies had been affected notwithstanding the preventive measures they had in place. Any security breach or event resulting in the interruption, delay or failure of our services or information systems, or the misappropriation, loss, or other unauthorized disclosure of personal data or confidential information, including confidential information about our employees, whether by us directly or our third-party service providers, could damage our reputation, expose us to the risks of litigation and liability, result in significant monetary penalties and/or regulatory actions for violation of applicable laws or regulations, disrupt our business and result in significant costs for remedial measures to prevent future occurrences and mitigate past violations, result in lost business, or otherwise adversely affect our results of operations. Although we maintain insurance covering certain security and privacy damages and claim expenses, we may not carry insurance or maintain coverage sufficient to compensate for all liability and in any event, insurance coverage would not address the reputational damage that could result from a security incident.

We are subject to risks related to corporate social responsibility.

The growing integration of ESG factors in making investment decisions is relatively new, and frameworks and methods used by investors for assessing ESG policies are not fully developed and vary considerably among the investment community.  During 2021, we issued our third ESG report to detail how we attempt to deliver on our service commitment to our government partners and manage our operations responsibly and ethically.  These policies and practices, whether it be the standards we set for ourselves or ESG criteria established by third parties, and whether or not we meet such standards, may influence our reputation.  For example, the perception held by the general public, our governmental partners, vendors, suppliers, other stakeholders, or the communities in which we do business may depend, in part, on the standards we have chosen to aspire to meet, whether or not we meet these standards on a timely basis or at all, and whether or not we meet external ESG factors they deem relevant. Nonetheless, the subjective nature and wide variety of methods and processes used by various stakeholders, including investors, to assess a company with respect to ESG criteria can result in the perception of negative ESG factors or a misrepresentation of our ESG policies and practices. Our failure to achieve progress on our ESG policies and practices on a timely basis, or at all, or to meet ESG criteria set by third parties, could adversely affect our business, financial performance, or growth.

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

As an owner and operator of correctional, detention, and residential reentry facilities, we are subject to risks relating to acts of God, outbreaks of epidemic or pandemic disease, global climate change, terrorist activity and war.

We may encounter staffing constraints as well as costs and expenses associated with owning and/or operating our correctional, detention, and residential reentry facilities as a result of acts of God, outbreaks of epidemic or pandemic disease (such as the COVID-19 pandemic), global climate change (including the potential for increased inclement weather and natural disasters), war (including the potential for war), terrorist activity (including threats of terrorist activity), political unrest, geopolitical uncertainty and other forms of civil strife, in or around locations where we own and/or operate significant properties. These events could have an adverse impact on our business, financial condition, results of operations or the market price of our common stock.

Risks Related to Our Indebtedness

Our indebtedness could adversely affect our financial health and prevent us from fulfilling our obligations under our debt securities.

We have a significant amount of indebtedness.  As of December 31, 2021, we had total indebtedness of $1,551.9 million.  Our indebtedness could have important consequences.  For example, it could:

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

The indentures related to our 4.625% senior notes due 2023, 8.25% senior notes due 2026, and 4.75% senior notes due 2027, collectively referred to herein as our senior notes, the term loan under our Bank Credit Facility, or Term Loan A, the Revolving Credit Facility, and the credit agreement governing our Senior Secured Term Loan B, or our Term Loan B, and, together with the Bank Credit Facility, our Credit Agreements, contain restrictive covenants that limit our ability to engage in activities that may be in our long-term best interests.  Our Bank Credit Facility requires us to comply with certain financial covenants, including leverage and fixed charge coverage ratios.  Our Term Loan B requires us to comply with certain financial covenants, including a secured leverage ratio and, under specified circumstances, a loan-to-value requirement.  Our Credit Agreements include other restrictions that, among other things, limit our ability to incur indebtedness; grant liens; engage in mergers, consolidations and liquidations; make asset dispositions, make restricted payments and investments; issue disqualified stock; enter into transactions with affiliates; and amend, modify or prepay certain indebtedness.  The indentures related to our senior notes contain limitations on our ability to effect mergers and change of control events, as well as other limitations on our ability to create liens on our assets. The indenture related to our 8.25% senior notes due 2026 additionally limits our ability to incur indebtedness, make restricted payments and investments and prepay certain indebtedness.

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

Currently, our Term Loan A and Revolving Credit Facility both mature in April 2023. Our Term Loan B matures in December 2024. We also have outstanding $173.7 million in aggregate principal amount of our 4.625% senior notes due 2023, $675.0 million in aggregate principal amount of our 8.25% senior notes due 2026, and $250.0 million in aggregate principal amount of our 4.75% senior notes due 2027.  In addition, we have $154.5 million outstanding under a non-recourse mortgage note with an interest rate of 4.43% maturing in 2040.  Our ability to make payments on our indebtedness, to refinance our indebtedness, and to fund planned capital expenditures will depend on our ability to generate cash in the future.  This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory, and other factors that are beyond our control.

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

The terms of the indentures for our senior notes and our Credit Agreements restrict our ability to incur indebtedness; however, we may nevertheless incur additional indebtedness in the future, and in the future, we may refinance all or a portion of our indebtedness, including our Credit Agreements, and may incur additional indebtedness as a result so long as we comply with the limitations in our senior notes and Credit Agreements while they are in effect. As of December 31, 2021, we had $786.1 million of additional borrowing capacity available under our Revolving Credit Facility. The Bank Credit Facility also contains an "accordion" feature that provides for uncommitted incremental extensions of credit in the form of increases in the revolving commitments or incremental term loans of up to $350.0 million.  In addition, so long as we comply with the limitations in our senior notes and Credit Agreements while they are in effect, we may issue an indeterminate amount of debt securities from time to time when we determine that market conditions and the opportunity to utilize the proceeds from the issuance of such debt securities are favorable. If new debt is added to our and our subsidiaries' current debt levels, the related risks that we and they now face could intensify.

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

Our company does not, under longstanding policy, lobby for or against policies or legislation that would determine the basis for, or duration of, an individual's incarceration or detention.  This strict policy also applies to external government relations professionals working on our behalf at all levels of government.  Nonetheless, contracting for correctional, detention, and residential reentry facilities and related services has not achieved complete acceptance by certain governments or the public at large. The operation of correctional, detention, and residential reentry facilities by private entities has encountered resistance from certain groups, such as immigration advocates, labor unions, prison reform organizations and other special interest groups that believe correctional, detention, and residential reentry facilities should only be operated by governmental agencies, or that alternatives to immigrant detention should be utilized to enforce the nation's border policies.  Further, opposition to immigration, detention and incarceration policies and the association of private companies with the enforcement of such policies have caused some banks, including several that are currently parties to the Bank Credit Facility, to announce that they do not expect to continue providing credit or financial services to private entities that own or operate correctional, and detention facilities, including CoreCivic, or to otherwise participate in the provision of credit or financial services in connection with the development of correctional and detention facilities that are associated with private companies. The banks that are currently parties to the Bank Credit Facility are obligated to honor their commitments under the Bank Credit Facility, which expire in April 2023.  These decisions have currently affected the capital markets for our securities, and we can provide no assurance that additional banks that are party to our Bank Credit Facility will not make similar decisions, or that new banks will be willing to become party to our Bank Credit Facility, or that the capital markets for our securities will improve.  While we believe we will continue to have access to capital, restrictions on our access to capital, or increases in the cost of capital, could have a material adverse effect on our business, financial condition and results of operations.

Rising interest rates would increase the cost of our variable rate debt.

We have incurred and expect in the future to incur indebtedness that bears interest at variable rates, including indebtedness under our Credit Agreements. Accordingly, increases in interest rates would increase our interest costs, which could have an adverse impact on us and our ability to pay down our debt, return capital to our stockholders and pay maturing debt or cause us to be in default under certain debt instruments.

Risks Related to our Corporate Tax Structure

We may fail to realize the anticipated benefits of revoking our REIT election and becoming a taxable C Corporation effective January 1, 2021, or those benefits may take longer to realize than expected, if at all, or may not offset the costs of revoking our REIT election and becoming a taxable C Corporation.

We believe that revoking our REIT election and becoming a taxable C Corporation, among other things, provides us with greater flexibility to use our free cash flows as we are no longer required to operate under the REIT rules, including the requirement to distribute at least 90% of our taxable income to our stockholders.  However, the amount of our free cash flows may not meet our expectations, which may reduce, or eliminate, the anticipated benefits of the transition from a REIT to a taxable C Corporation.  For example, if our cash flows do not meet our expectations, our ability to implement our new capital allocation strategy may be delayed, and we may not be able to reduce our debt as quickly as we desire. Moreover, there can be no assurance that the anticipated benefits of the transition from a REIT to a taxable C Corporation will offset its costs, which could be greater than we expect.  Our failure to achieve the anticipated benefits of the transition from a REIT to a taxable C Corporation at all, or in a timely manner, or a failure of any benefits realized to offset its costs, could negatively affect our business, financial condition, results of operations or the market price of our common stock.

Furthermore, continued economic and political conditions in the United States could result in changes in U.S. tax laws. The Biden administration has proposed several corporate tax increases, including raising the U.S. corporate income tax rate and a global minimum tax.  These proposals include changes to the existing framework in respect of income taxes, as well as new types of non-income taxes which could apply to our business. Although we cannot predict whether or in what form such changes will pass, if enacted into law, they could have a material impact on our effective tax rate, income tax expense, deferred tax assets and liabilities, results of operations, cash flows and profitability.

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

General Risk Factors

The market price of our equity securities may vary substantially, which may limit our stockholders' ability to liquidate their investment.

Factors that could affect the market price of our equity securities include, but are not limited to, the following:

•	actual or anticipated variations in our quarterly results of operations;
•	changes in market valuations of companies in the corrections, detention, or residential reentry industries;

•	changes in expectations of future financial performance or changes in estimates of securities analysts;
•	changes in government policy, legislation and regulations that affect utilization of the private sector for corrections, detention, and residential reentry services;
•	fluctuations in stock market prices and volumes;
•	issuances of common shares or other securities in the future; and
•	announcements by us or our competitors of acquisitions, investments or strategic actions.

The number of shares of our common stock available for future sale could adversely affect the market price of our common stock.

We cannot predict the effect, if any, of future sales of common stock, or the availability of common stock for future sale, on the market price of our common stock. Sales of substantial amounts of common stock, including stock issued under equity compensation plans, or the perception that these sales could occur, may adversely affect prevailing market prices for our common stock.

Future offerings of debt or equity securities ranking senior to our common stock or incurrence of debt (including under our Bank Credit Facility) may adversely affect the market price of our common stock.

If we decide to issue debt or equity securities in the future ranking senior to our common stock or otherwise incur indebtedness (including under our Bank Credit Facility), it is possible that these securities or indebtedness will be governed by an indenture or other instrument containing covenants restricting our operating flexibility and limiting our ability to return capital to our stockholders. Additionally, any convertible or exchangeable securities that we issue in the future may have rights, preferences and privileges, including with respect to distributions, more favorable than those of our common stock and may result in dilution to owners of our common stock. Because our decision to issue debt or equity securities in any future offering or otherwise incur indebtedness will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings or financings, any of which could reduce the market price of our common stock and dilute the value of our common stock.

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

The properties we owned at December 31, 2021 are described under Item 1 and in Note 4 of the Notes to the Consolidated Financial Statements contained in this Annual Report, as well as in Schedule III in Part IV of this Annual Report.

ITEM 3.	LEGAL PROCEEDINGS.

The information required under this item can be found in Note 15 of the Notes to the Consolidated Financial Statements contained in this Annual Report and is incorporated by reference in this Part I, Item 3.

ITEM 4.	MINE SAFETY DISCLOSURES.

None.

PART II.

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Price of and Distributions on Capital Stock

Our common stock is traded on the New York Stock Exchange, or NYSE, under the symbol "CXW." On February 14, 2022, the last reported sale price of our common stock was $9.74 per share and there were approximately 2,400 registered holders and approximately 29,000 beneficial holders, respectively, of our common stock.

Dividend Policy

During 2020, CoreCivic's Board of Directors declared the following quarterly dividend on its common stock:

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

OVERVIEW

We are a diversified government solutions company with the scale and experience needed to solve tough government challenges in flexible, cost-effective ways.  Through three segments, CoreCivic Safety, CoreCivic Community, and CoreCivic Properties, we provide a broad range of solutions to government partners that serve the public good through corrections and detention management, a network of residential reentry centers to help address America's recidivism crisis, and government real estate solutions.  We have been a flexible and dependable partner for government for nearly 40 years.  Our employees are driven by a deep sense of service, high standards of professionalism and a responsibility to help government better the public good.

As of December 31, 2021, through our CoreCivic Safety segment, we operated 46 correctional and detention facilities, 41 of which we owned, with a total design capacity of approximately 69,000 beds. Through our CoreCivic Community segment, we owned and operated 26 residential reentry centers with a total design capacity of approximately 5,000 beds.  In addition, through our CoreCivic Properties segment, we owned 10 properties for lease to third parties and used by government agencies, totaling 1.8 million square feet.  We are the nation's largest owner of partnership correctional, detention, and residential reentry facilities and one of the largest prison operators in the United States.  We also believe we are the largest private owner of real estate used by government agencies in the U.S.  Our size and experience provide us with significant credibility with our current and prospective customers, and enable us to generate economies of scale in purchasing power for food services, health care and other supplies and services we offer to our government partners.

See Item 1, "Business – Overview" for a description of how we are organized.

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

On January 26, 2021, President Biden issued the Executive Order on Reforming Our Incarceration System to Eliminate the Use of Privately Operated Criminal Detention Facilities, or the Private Prison EO. The Private Prison EO directs the Attorney General to not renew United States Department of Justice, or DOJ, contracts with privately operated criminal detention facilities.  Two agencies of the DOJ, the United States Federal Bureau of Prisons, or BOP, and the United States Marshals Service, or USMS, utilize our services.  The BOP houses inmates who have been convicted, and the USMS is generally responsible for detainees who are awaiting trial.  The BOP has experienced a steady decline in inmate populations over the last eight years, a trend that has been accelerated by the COVID-19 pandemic.  We currently have one prison contract with the BOP at our 1,978-bed McRae Correctional Facility, accounting for 2% ($40.6 million) of our total revenue for the twelve months ended December 31, 2021, which expires in November 2022.  The Private Prison EO only applies to agencies that are part of the DOJ, which includes the BOP and USMS.  U.S. Immigration and Customs Enforcement, or ICE, facilities are not covered by the Private Prison EO, as ICE is an agency of the Department of Homeland Security, not the DOJ, although it is possible that the federal government could choose to take similar action on ICE facilities in the future.  For the twelve months ended December 31, 2021, USMS and ICE accounted for 23% ($433.6 million) and 30% ($552.2 million), respectively, of our total revenue.

Unlike the BOP, the USMS does not own detention capacity and relies on the private sector, along with various government agencies, for its detainee population. The USMS has been advised by the Office of the Deputy Attorney General not to renew existing contracts, or enter into new contracts for private detention facilities. During the second quarter of 2021, we had direct contracts with the USMS for up to 992 detainees at our 2016-bed Northeast Ohio Correctional Center and for up to approximately 96 detainees at our 664-bed Crossroads Correctional Center in Montana that expired and were not renewed.  On May 28, 2021, we entered into a new three-year contract with Mahoning County, Ohio to utilize up to 990 beds at our Northeast Ohio Correctional Center.  Mahoning County is responsible for County inmates and federal detainees, including USMS detainees, and the County is using the Northeast Ohio facility to address its population needs.  During the third quarter of 2021, we entered into an amendment to the contract with the state of Montana to utilize all of the capacity at the Crossroads Correctional Center, including the space vacated by the USMS, and to extend the existing contract to June 30, 2023, with additional renewal options by mutual agreement through August 31, 2029.  We had a direct contract with the USMS to care for detainees at our 600-bed West Tennessee Detention Facility that expired on September 30, 2021 and was not renewed.  In addition, we had a direct contract with the USMS to care for detainees at our 1,033-bed Leavenworth Detention Center that expired on December 31, 2021 and was not renewed. We are actively marketing the West Tennessee and Leavenworth facilities to other government agencies, and in August 2021, we submitted a formal response to a government agency's request for proposal to utilize the West Tennessee facility.  We are also currently in discussions with, and have submitted proposals to, other potential government partners to utilize the Leavenworth facility.  However, we can provide no assurance that we will be able to reach agreements for the utilization of the West Tennessee or Leavenworth facilities.

We currently have six detention facilities that have separate contracts where the USMS is the primary customer within the facility that all expire at various times over the next several years, with the exception of two contracts that have indefinite terms. As of December 31, 2021, one of the aforementioned six contracts, a contract with a government agency at our 2,672-bed Tallahatchie County Correctional Facility in Mississippi that allows the USMS to utilize available capacity, expires in June 2022.  Non-renewal of these contracts, or the expansion of the Private Prison EO to ICE, could have a material adverse effect on our business, financial condition, and results of operations if we are unable to replace the cash flows with new management contracts like we did at our Northeast Ohio and Crossroads facilities.

In March 2020, the World Health Organization declared the outbreak of COVID-19 as a pandemic.  As a result, in the first quarter of 2020, the federal government decided to deny entry at the United States southern border to asylum-seekers and anyone crossing the southern border without proper documentation or authority in an effort to contain the spread of COVID-19, a policy known as Title 42, continued by the Biden administration. This policy resulted in a reduction to the number of people ICE detained, including in our detention facilities.

In February 2021, President Biden announced plans to allow certain migrants to pursue asylum in the United States while awaiting their proceedings in immigration courts, reversing the MPP, commonly referred to as the "Remain in Mexico Policy," enacted by the Trump administration. The MPP required asylum seekers to wait in Mexico during the pendency of their immigration court proceedings.

Both Title 42 and MPP have been subject to legal challenges.  On August 13, 2021, a federal court ordered the Biden administration to reinstate the MPP finding that terminating MPP would be illegal "until the Department of Homeland Security has the capacity and willingness to detain immigrants."  On August 24, 2021, the Supreme Court refused to block implementation of that order.  On October 29, 2021, Secretary of Homeland Security Alejandro N. Mayorkas issued a memorandum asserting the termination of MPP, which was structured to be implemented if the decision reinstating MPP is vacated. The memorandum also provides that the Biden administration will continue to comply with the injunction requiring the reinstatement and enforcement of MPP until a final judicial decision, if any, to vacate such injunction is issued. In early December 2021, the Department of Homeland Security began the court-ordered re-implementation of the MPP, and on December 13, 2021, a federal appeals court rejected the Biden administration’s attempts to terminate MPP.  On December 29, 2021, the Biden administration appealed this decision to the Supreme Court.  Separately, on September 16, 2021, a federal judge prohibited the Biden administration from expelling migrant families pursuant to Title 42 finding that public health law does not authorize the expulsion of migrants.  On September 30, 2021, a federal appeals court issued a temporary stay on the prohibition on expelling migrant families pursuant to Title 42.  On February 4, 2022, the federal government extended Title 42.  As a result, the Biden administration has been able to expel migrant families pursuant to public health concerns over the spread of COVID-19 while the litigation of such policy continues.  The number of people apprehended by ICE could increase upon the reversal of Title 42, and if the Biden administration prevails in its efforts to terminate MPP.

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

COVID-19 notwithstanding, we believe the long-term growth opportunities of our business remain attractive as government agencies consider their emergent needs (including capacity to help mitigate the spread of infectious disease), as well as the efficiency and offender programming opportunities we provide as flexible solutions to satisfy our partners' needs.  Further, although disrupted by the COVID-19 pandemic, several of our existing federal and state partners, as well as prospective state partners, have been experiencing growth in offender populations and overcrowded conditions, as well as an increase in violent crime.  Governments are now assessing their need for correctional space in light of COVID-19, and several are considering alternative correctional capacity for their aged or inefficient infrastructure, or are seeking cost savings by utilizing the private sector, which could result in increased future demand for the solutions we provide.  For example, in December 2021, the state of Arizona awarded us a new contract for up to 2,706 inmates at our 3,060-bed La Palma Correctional Center in Arizona, which we expect to commence late in the first quarter or early in the second quarter of 2022.  We are not aware of a larger prison contract awarded to the private sector by any state in over a decade. Competing budget priorities, which have become more challenging because of COVID-19, often impede our customers' ability to construct new prison beds of their own or update their older facilities, which we believe could result in further demand for private sector prison capacity solutions in the long-term.

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

We are actively engaged in marketing our available capacity as solutions to meet the needs of potential customers. Historically, we have been successful in substantially filling our inventory of available beds and the beds that we have constructed. For example, in the second quarter of 2019, we announced that we entered into new contracts under inter-governmental service agreements, or IGSAs, with ICE at our previously idled 910-bed Torrance County Detention Facility in New Mexico and with the USMS at our previously idled 1,422-bed Eden Detention Center in Texas. In the third quarter of 2020, we entered into a new contract under an IGSA between the city of Cushing, Oklahoma and the USMS, to utilize our 1,600-bed Cimarron Correctional Facility in Oklahoma.  We had previously announced our intention to idle the Cimarron facility during the third quarter of 2020, predominantly due to a lower number of inmate populations from the state of Oklahoma resulting from COVID-19, combined with the consequential impact of COVID-19 on the State's budget. The new management contract commenced on September 15, 2020. More recently, in the second quarter of 2021, we entered into a new contract with Mahoning County, Ohio to utilize up to 990 beds at our Northeast Ohio Correctional Center, and in the third quarter of 2021, we entered into an amended contract with the state of Montana to utilize all of the capacity at our Crossroads Correctional Center, as previously discussed herein. Filling our available beds could provide substantial growth in revenues, cash flow, and earnings per share.  However, we can provide no assurance that we will be able to fill our available beds.

We also offer our customers an attractive portfolio of correctional, detention, and reentry facilities that can be leased for various needs as an alternative to providing "turn-key" correctional, detention, and residential reentry bed space and services to our government partners.  In September 2021, we announced that we had entered into a three-year lease agreement with the state of New Mexico at our 596-bed Northwest New Mexico Correctional Center.  We previously operated the Northwest New Mexico facility in our Safety segment under a contract with the state of New Mexico. The new lease agreement commenced on November 1, 2021 and includes extension options that could extend the term of the lease through October 31, 2041.  We will retain responsibility for facility maintenance throughout the term of the lease. The lease of this facility, along with the lease of our 656-bed Southeast Correctional Complex to the Kentucky Department of Corrections, or KYDOC, originating in 2019, the lease of our 2,400-bed North Fork Correctional Facility to the Oklahoma Department of Corrections, or ODOC, originating in 2016 and the lease of our 2,560-bed California City Correctional Center to the California Department of Corrections and Rehabilitation originating in 2013, exemplify our ability to react quickly to our partners' needs with innovative and flexible solutions that make the best use of taxpayer dollars.  We previously operated these four correctional facilities for various state and federal partners. We intend to pursue additional opportunities to lease prison facilities to government and other third-party operators in need of correctional capacity.

In January 2018, we entered into a 20-year lease agreement with the Kansas Department of Corrections, or KDOC, for a 2,432-bed correctional facility to be constructed in Lansing, Kansas.  This transaction represented the first development of a privately owned, build-to-suit correctional facility to be operated by a government agency through a long-term lease agreement.  We commenced construction of the facility in the first quarter of 2018.  In December 2019, the Lansing facility began accepting offenders into the 512-bed minimum security complex ahead of schedule, with the remaining 1,920-bed medium/maximum security complex completed in January 2020.  The new facility replaced the Lansing Correctional Facility, Kansas' largest correctional complex for adult male inmates, originally constructed in 1863.  We are responsible for facility maintenance throughout the 20-year term of the lease, at which time ownership will revert to the state of Kansas.  We believe we can bring solutions like this to other government agencies in need of new correctional capacity.

We also remain steadfast in our efforts to contain costs.  Approximately 59% of our operating expenses consist of salaries and benefits.  The turnover rate for correctional officers for our company, and for the corrections industry in general, remains high, and staffing challenges have recently been exacerbated by labor shortages and wage pressures in the marketplace.  We are making investments in systems and processes intended to help manage our workforce more efficiently and effectively, especially with respect to overtime and costs of turnover.  We are also focused on workers' compensation and medical benefits costs for our employees due to continued rising healthcare costs throughout the country.  Effectively managing these staffing costs requires a long-term strategy to control such costs, and we continue to dedicate resources to enhance our benefits, provide specialized training and career development opportunities to our staff in order to attract and retain quality personnel. Finally, we are evaluating cost savings opportunities in areas such as inmate medical expenses, utilities, and maintenance, among others.  Through ongoing company-wide initiatives, we continue to focus on efforts to manage costs and improve operating efficiencies.

Through the combination of our operational initiatives to (i) provide valuable and critically needed services that could increase our revenues and increase the utilization of our available beds, (ii) deliver new bed capacity through new facility construction and expansion opportunities, (iii) expand our real estate-only solutions, (iv) grow the utilization of our community corrections facilities, (v) develop or acquire new business offerings that expand the range of solutions we provide to government partners and diversify our cash flows, and (vi) contain our operating expenses, we believe we will be able to maintain our competitive advantage and continue to diversify the range of services we provide to our customers at an attractive price, thereby producing value for our stockholders.  As further explained under Liquidity and Capital Resources hereafter, through the revocation of our REIT election and revised capital allocation strategy, following our first priority of reducing debt, we expect to allocate a substantial portion of our free cash flow to returning capital to shareholders, which could include share repurchases and future dividends, further enhancing stockholder value.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

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

Asset impairments. The primary risk we face for asset impairment charges is associated with facilities we own.  As of December 31, 2021, we had $2.3 billion in property and equipment, including $148.9 million in long-lived assets at six idled CoreCivic Safety correctional facilities.  The carrying values of the six idled facilities as of December 31, 2021 were as follows (in thousands):

Prairie Correctional Facility	$14,416
Huerfano County Correctional Center	15,230
Diamondback Correctional Facility	36,917
Marion Adjustment Center	10,743
Kit Carson Correctional Center	50,950
West Tennessee Detention Facility	20,622
$148,878

As of December 31, 2021, we also had one idled non-core facility in our Safety segment containing 240 beds with a total net book value of $3.1 million, and four idled facilities in our Community segment, containing an aggregate of 740 beds with an aggregate net book value of $11.4 million, one of which is a community facility classified as held for sale as described herein.

We incurred operating expenses at these idled facilities of approximately $8.0 million, $7.4 million, and $7.1 million during the period they were idle for the years ended December 31, 2021, 2020, and 2019, respectively.  The 2021 amount excludes the expenses incurred at our West Tennessee Detention Facility during the fourth quarter of 2021.  As more fully described hereafter, the West Tennessee facility was idled upon the expiration of a USMS contract on September 30, 2021.  However, we have retained a certain staffing level at the facility in order to quickly respond should we enter into a new contract with a government agency in the near-term.

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

We had a direct contract with the USMS to care for detainees at our 600-bed West Tennessee Detention Facility that expired on September 30, 2021 and was not renewed.  We have been actively marketing the facility to other government agencies, and in August 2021, submitted a formal response to a government agency's request for proposal to utilize the West Tennessee facility.  We can provide no assurance that we will be successful in entering into a new contract with the government agency.  As of December 31, 2021, the West Tennessee facility had a net book value of $20.6 million.

We had a direct contract with the USMS to care for detainees at our 1,033-bed Leavenworth Detention Center that expired on December 31, 2021 and was not renewed. We have been actively marketing the facility and are currently in discussions with, and have submitted proposals to, other potential government partners to utilize the Leavenworth facility.  We can provide no assurance that we will be successful in entering into a new contract with another government agency.  As of December 31, 2021, the Leavenworth facility had a net book value of $54.2 million.

During the fourth quarter of 2021, we entered into separate purchase and sale agreements for our 120-bed Fox Facility and Training Center and our 90-bed Ulster Facility, two residential reentry facilities in our Community segment.  The two facilities are located in Denver, Colorado and have recently been under-utilized by Denver County.  We concluded the sale of these two properties met the criteria for classification as assets held for sale as of December 31, 2021, requiring the properties to be valued at the lower of current carrying value or fair value less costs to sell.  The aggregate gross sales price of the two properties is expected to be $9.9 million, resulting in a gain on sale of approximately $2.0 million to be recognized upon completion of the sales expected to occur in the first quarter of 2022, after recognizing an impairment in the fourth quarter of 2021 of $2.0 million for one of the facilities to reflect the lower fair value less costs to sell upon its recognition as an asset held for sale.

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

We perform the impairment analyses for each of our idle facilities as well as any other properties with indicators of impairment.  Our estimates of recoverability are based on projected undiscounted cash flows that are comparable to historical cash flows from management contracts or lease agreements at facilities similar to the idled facilities, including historical operations for the idled facilities when such facilities were operating. Our undiscounted cash flows factor in assumptions around when idle facilities will commence generating revenues based on our best estimates around contract negotiations and market conditions. Our impairment evaluations also take into consideration our historical experience in securing new management contracts to utilize correctional facilities that had been previously idled for substantial periods of time.  Such previously idled correctional facilities are currently being operated under contracts that continue to generate cash flows resulting in the recoverability of the net book value of the previously idled facilities by material amounts. We also perform sensitivity analyses that consider reductions to such cash flows. Our sensitivity analyses include reductions in projected cash flows compared to historical cash flows generated by the respective facility as well as prolonged periods of vacancies.

We also evaluate on a quarterly basis market developments for the potential utilization of each of our idle facilities in order to identify events that may cause us to reconsider our most recent assumptions.  Such events could include negotiations with a prospective customer for the utilization of an idle facility at terms significantly less favorable than those used in our most recent impairment analysis, or changes in legislation surrounding a particular facility that could impact our ability to care for certain types of populations at such facility, or a demolition or substantial renovation of a facility.  Further, a substantial increase in the number of available beds at other facilities we own could lead to a deterioration in market conditions and cash flows that we might be able to obtain under a new contract at our idle facilities. Although they are not frequent, an unsolicited offer to purchase any of our idle facilities at amounts that are less than the carrying value could also cause us to reconsider the assumptions used in our most recent impairment analysis.

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

Self-funded insurance reserves.  As of December 31, 2021 and 2020, we had $47.3 million and $46.3 million, respectively, in accrued liabilities for employee health, workers' compensation, and automobile insurance claims.  We are self-insured for employee health, workers' compensation, and automobile liability insurance claims.  As such, our insurance expense is largely dependent on claims experience and our ability to control our claims.  We have consistently accrued the estimated liability for employee health insurance claims based on our history of claims experience and the estimated time lag between the incident date and the date we pay the claims.  We have accrued the estimated liability for workers' compensation claims based on an actuarial valuation of the outstanding liabilities, discounted to the net present value of the outstanding liabilities, using a combination of actuarial methods used to project ultimate losses, and our automobile insurance claims based on estimated development factors on claims incurred. The liability for employee health, workers' compensation, and automobile insurance includes estimates for both claims incurred and for claims incurred but not reported.  In recent history, our methods for determining our exposure have remained consistent, and our historical trends have been appropriately factored into our estimates and reserves. As we obtain additional information and refine our methods regarding the assumptions and estimates we use to recognize liabilities incurred, we will adjust our reserves accordingly. Arriving at these estimates, however, requires a significant amount of subjective judgment by management, and as a result these estimates are uncertain, and our actual exposure may be different from our estimates.  It is possible that future cash flows and results of operations could be materially affected by changes in our assumptions, new developments, or by the effectiveness of our strategies.

Legal reserves.  As of December 31, 2021 and 2020, we had $6.8 million and $5.9 million, respectively, in accrued liabilities under the provisions of Accounting Standards Codification, or ASC, Subtopic 450-20, "Loss Contingencies," related to certain claims and legal proceedings in which we are involved.  We have accrued our best estimate of the probable costs for the resolution of these claims, if estimable.  In addition, we are subject to current and potential future claims and legal proceedings for which little or no accrual has been reflected because our current assessment of the potential exposure is nominal, or because we cannot reasonably estimate the amount of loss or range of loss, if any, that may result.  These estimates have been developed in consultation with our General Counsel's office and, as appropriate, outside counsel handling these matters, and are based upon an analysis of potential results, assuming a combination of litigation and settlement strategies.  It is possible that future cash flows and results of operations could be materially affected by changes in our assumptions, new developments, or by the effectiveness of our litigation and settlement strategies.

RESULTS OF OPERATIONS

Our results of operations are impacted by the number of correctional and detention facilities we operated, including 41 we owned and five owned by our government partners (CoreCivic Safety), the number of residential reentry centers we owned and operated (CoreCivic Community), the number of facilities we leased to other operators (CoreCivic Properties), and the facilities we owned that were not in operation.  The following table sets forth the changes in the number of facilities operated for the years ended December 31, 2021 and 2020.

	Effective	CoreCivic
	Date	Safety	Community	Properties	Total
Facilities as of December 31, 2019		50	29	28	107
Acquisition of a portfolio of government- leased properties	January 2020	—	—	28	28
Commencement of the Lansing Correctional Facility lease	January 2020	—	—	1	1
Termination of contract and lease of a Colorado reentry center	January 2020	—	(1)	—	(1)
Sale of an idled residential reentry center in Arizona	April 2020	—	(1)	—	(1)
Sale of an idled non-core facility in Tennessee	May 2020	(1)	—	—	(1)
Expiration of a managed-only contract in Tennessee	October 2020	(1)	—	—	(1)
Expiration of a managed-only contract in Tennessee	December 2020	(1)	—	—	(1)
Sale of a portfolio of government- leased properties	December 2020	—	—	(42)	(42)
Facilities as of December 31, 2020		47	27	15	89
Termination of contract and lease of a Colorado reentry center	January 2021	—	(1)	—	(1)
Sale of an idled government-leased property in Missouri	May 2021	—	—	(1)	(1)
Sale of two leased properties in Florida and Ohio	May 2021	—	—	(2)	(2)
Sale of a government-leased property in Maryland	June 2021	—	—	(1)	(1)
Sale of an idled property in Pennsylvania	June 2021	—	—	(1)	(1)
Termination of GRES partnership (Detroit, Michigan)	September 2021	—	—	(1)	(1)
Lease of the Northwest New Mexico Correctional Center	November 2021	(1)	—	1	—
Facilities as of December 31, 2021		46	26	10	82

Year Ended December 31, 2021 Compared to the Year Ended December 31, 2020

During the year ended December 31, 2021, net loss attributable to common stockholders was $51.9 million, or $0.43 per diluted share, compared with net income attributable to common stockholders of $54.2 million, or $0.45 per diluted share, for the previous year.  Financial results for 2021 reflected $11.4 million of asset impairments, $56.3 million of expenses associated with debt repayments and refinancing transactions, and $54.3 million of charges related to the settlement agreement reached during April 2021 in connection with shareholder litigation, partially offset by a gain on the sale of real estate assets amounting to $38.8 million.  In addition, financial results for 2021 included an income tax charge of $138.0 million, including $114.2 million for income taxes associated with the change in corporate tax structure and other special tax items, compared with income tax expense of $4.4 million during 2020, when the Company qualified as a REIT.

Financial results for 2020 included $13.8 million of incremental expenses directly associated with COVID-19 (reflected in operating expenses) and $5.2 million of expenses associated with changes in our corporate tax structure (reflected in general and administrative expenses).  In addition, financial results in 2020 reflected several special items, including $60.6 million of asset impairments, a net loss of $13.0 million on sale of real estate assets, $7.1 million of expenses associated with debt repayments and refinancing transactions, and a charge of $0.6 million for contingent consideration associated with an acquisition of a business.  Financial results in 2020 also reflected non-recurring deferred tax expense of $3.1 million reported during the first quarter of 2020.

Our Current Operations

Our ongoing operations are organized into three principal business segments:

•

CoreCivic Safety segment, consisting of the 46 correctional and detention facilities that are owned, or controlled via a long-term lease, and managed by CoreCivic, as well as those correctional and detention facilities owned by third parties but managed by CoreCivic. CoreCivic Safety also includes the operating results of our subsidiary that provides transportation services to governmental agencies, TransCor America, LLC, or TransCor.

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

For the years ended December 31, 2021 and 2020, our total segment net operating income, which we define as facility revenue (including interest income associated with finance leases) less operating expenses, was divided among our three business segments as follows:

	For the Years Ended December 31,
	2021	2020
Segment:
Safety	85.5%	82.2%
Community	3.3%	3.4%
Properties	11.2%	14.4%

Facility Operations

A key performance indicator we use to measure the revenue and expenses associated with the operation of the correctional, detention, and residential reentry facilities we own or manage is expressed in terms of a compensated man-day, which represents the revenue we generate and expenses we incur for one offender for one calendar day.  Revenue and expenses per compensated man-day are computed by dividing facility revenue and expenses by the total number of compensated man-days during the period.  A compensated man-day represents a calendar day for which we are paid for the occupancy of an offender. We believe the measurement is useful because we are compensated for operating and managing facilities at an offender per diem rate based upon actual or minimum guaranteed occupancy levels.  We also measure our costs on a per compensated man-day basis, which is largely dependent upon the number of offenders we accommodate.  Further, per compensated man-day measurements are also used to estimate our potential profitability based on certain occupancy levels relative to design capacity.  Revenue and expenses per compensated man-day for all of the correctional, detention, and residential reentry facilities placed into service that we owned or managed, exclusive of those held for lease, and for TransCor were as follows for the years ended December 31, 2021 and 2020:

	For the Years Ended December 31,
	2021	2020
Revenue per compensated man-day	$89.86	$84.71
Operating expenses per compensated man-day:
Fixed expense	47.51	47.20
Variable expense	18.16	16.86
Total	65.67	64.06
Operating income per compensated man-day	$24.19	$20.65
Operating margin	26.9%	24.4%
Average compensated occupancy	71.5%	74.1%
Average available beds	74,957	77,462
Average compensated population	53,613	57,392

Revenue

Total revenue consists of management revenue we generate through CoreCivic Safety and CoreCivic Community in the operation of correctional, detention, and residential reentry facilities, as well as the revenue we generate from TransCor and our electronic monitoring and case management services.  Total revenue also consists of lease revenue we generate through CoreCivic Properties from facilities we lease to third-party operators.  The following table reflects the components of revenue for the years ended December 31, 2021 and 2020 (in millions):

	For the Years Ended December 31,
	2021	2020	$ Change	% Change
Management revenue:
Federal	$1,050.7	$999.2	$51.5	5.2%
State	602.1	636.3	(34.2)	(5.4%)
Local	51.5	81.7	(30.2)	(37.0%)
Other	89.1	95.0	(5.9)	(6.2%)
Total management revenue	1,793.4	1,812.2	(18.8)	(1.0%)
Lease revenue	68.9	93.1	(24.2)	(26.0%)
Other revenue	0.3	0.2	0.1	50.0%
Total revenue	$1,862.6	$1,905.5	$(42.9)	(2.3%)

The $18.8 million, or 1.0%, decrease in total management revenue was primarily a result of a decrease in revenue of approximately $121.7 million caused primarily by a decrease in the average daily compensated population from 2020 to 2021, including the effect of one fewer day of operations in 2021 due to a leap year in 2020. The decrease in management revenue was partially offset by an increase in revenue of approximately $100.9 million driven primarily by an increase of 6.1% in average revenue per compensated man-day. The increase in average revenue per compensated man-day resulted from (i) lower population levels which are charged at a higher average per diem for contracts under a tiered structure, (ii) compensation for the assumption of medical services at one of our detention facilities, (iii) the effect of per diem increases at several of our facilities, as well as (iv) a higher mix of federal populations at higher per diem rates.  These increases were net of the effect of the amended IGSA associated with our South Texas Family Residential Center, which was effective beginning in the fourth quarter of 2020, as further described hereafter. Revenue generated from our electronic monitoring and case management services increased $2.0 million from the prior year.

Average daily compensated population decreased 3,779, or 6.6%, to 53,613 in 2021 compared to 57,392 in 2020. Average daily compensated population decreased primarily as a result of government actions to help prevent the spread of COVID-19, which has impacted all of 2021 but only impacted a portion of 2020. The decrease in average daily compensated population was also a result of the contract terminations at the 1,348-bed Metro-Davidson County Detention Facility and the 1,046-bed Silverdale Detention Center, both managed-only facilities, in the fourth quarter of 2020.

The solutions we provide to our federal customers, including primarily ICE, the USMS, and the BOP, continue to be a significant component of our business.  The federal customers in our Safety and Community segments generated approximately 56% and 52% of our total revenue in 2021 and 2020, respectively, increasing $51.5 million, or 5.2%, in 2021 from 2020.

The decision near the end of the first quarter of 2020 by the federal government to deny entry at the United States southern border to asylum-seekers and anyone crossing the southern border without proper documentation or authority in an effort to contain the spread of COVID-19 resulted in a reduction in people being apprehended and detained by ICE.  Revenue from ICE declined to $542.0 million during 2020 from $579.5 million during 2019.  The financial impact was somewhat mitigated by fixed monthly payments from ICE at certain facilities, to ensure ICE has adequate bed capacity in the event of a surge in the future.  Since February 2021, however, we have experienced modest increases in the number of people detained by ICE in our facilities.  During 2021, revenue from ICE was $552.2 million compared to $542.0 million during 2020. The number of people apprehended by ICE could increase once the policy of denying entry at the United States southern border to asylum-seekers and anyone crossing the southern border without proper documentation or authority is reversed.  The number of people apprehended by ICE could also increase if the federal government prevails over its attempt to reverse the MPP implemented by the Trump administration.  As previously described, litigation over both of these policies is ongoing.

State revenues from contracts at correctional, detention, and residential reentry facilities that we operate decreased $34.2 million, or 5.4%, from 2020 to 2021.  State revenues primarily decreased as a result of the effect of an overall decline in state inmate populations resulting from government actions to help prevent the spread of COVID-19.  In addition, the decrease in state revenues was also a result of the decrease in Oklahoma state inmate populations, primarily at our 1,600-bed Cimarron Correctional Facility, as further described hereafter, and due to the anticipated transfer of Mississippi state inmate populations from our Tallahatchie County Correctional Facility occupied under an emergency contract signed during the first quarter of 2020 back to the state of Mississippi during the first quarter of 2021, also as further described hereafter. The decrease in state revenues was partially offset by the revenue generated by a new contract with the state of Idaho at our Saguaro Correctional Facility in Arizona, as further described hereafter, as well as per diem increases under numerous state contracts.

During the third quarter of 2020, largely due to a lower number of inmate populations in the state of Oklahoma resulting from COVID-19, combined with the consequential impact of COVID-19 on the State's budget, we agreed with the State to idle our 1,600-bed Cimarron Correctional Facility.  We also transferred the remaining resident populations at our 390-bed Tulsa Transitional Center to Oklahoma's system, idling the Tulsa facility during the third quarter of 2020.  We ultimately did not idle the Cimarron facility because we subsequently entered into a new contract under an IGSA between the city of Cushing, Oklahoma and the USMS to repurpose the facility to serve a federal need.  From the beginning of the pandemic at the end of the first quarter of 2020 to December 31, 2021, excluding the closure of our Cimarron facility to Oklahoma inmate populations, our state populations declined by approximately 4,100 inmates, or 12.9%, predominantly due to government actions to help prevent the spread of COVID-19.

Local revenues from contracts at correctional, detention, and residential reentry facilities that we operate decreased $30.2 million, or 37.0%, from 2020 to 2021.  The decrease in local revenues is primarily a result of the contract terminations at the 1,348-bed Metro-Davidson County Detention Facility and the 1,046-bed Silverdale Detention Center, both managed-only facilities, in the fourth quarter of 2020.  These two facilities contributed to the reduction in local revenues of $26.2 million, but had a positive impact on facility net operating income as these facilities incurred net operating losses in 2020, as further described hereafter. Local revenues also decreased as a result of an overall decline in local inmate populations resulting from government actions to help prevent the spread of COVID-19, mostly at our CoreCivic Community facilities.

The $24.2 million, or 26.0%, decrease in lease revenue from 2020 to 2021 was primarily a result of the sale of 42 non-core government-leased properties in December 2020 and the sale of three additional actively leased properties during the second quarter of 2021, both as further described hereafter.  The decrease in lease revenue was partially offset by the lease revenue generated from the commencement of the lease of the 656-bed Southeast Correctional Complex in Wheelwright, Kentucky in the third quarter of 2020, also as further described hereafter.  The new lease agreement at our Northwest New Mexico facility, also as further described hereafter, also contributed to new lease revenue in 2021 and will further benefit lease revenue in 2022.

Operating Expenses

Operating expenses totaled $1,337.1 million and $1,406.4 million in 2021 and 2020, respectively. Operating expenses consist of those expenses incurred in the operation and management of correctional, detention, and residential reentry facilities, as well as those expenses incurred in the operations of TransCor and our electronic monitoring and case management services.  Operating expenses also consist of those expenses incurred in the operation of facilities we lease to third-party operators.

Expenses incurred by CoreCivic Safety and CoreCivic Community in connection with the operation and management of our correctional, detention, and residential reentry facilities, as well as those incurred in the operations of TransCor and our electronic monitoring and case management services, decreased $59.3 million, or 4.3%, during 2021 compared with 2020.  There were several factors that contributed to the decrease in operating expenses incurred in these segments.  Operating expenses decreased primarily as a result of lower staffing and service levels that were consistent with the lower occupancy levels during the COVID-19 pandemic. Incremental expenses associated with COVID-19 also decreased, as further described hereafter.  The decrease in operating expenses was also a result of the contract terminations at the 1,348-bed Metro-Davidson County Detention Facility and the 1,046-bed Silverdale Detention Center, both managed-only facilities, in the fourth quarter of 2020. The decrease in operating expenses was also a result of one fewer day of operations in 2021 due to a leap year in 2020.

Total expenses per compensated man-day increased to $65.67 during 2021 from $64.06 during 2020.  Fixed expenses per compensated man-day increased to $47.51 during 2021 from $47.20 during 2020. We have experienced labor shortages and wage pressures in many markets across the country, and have provided wage increases to remain competitive, including increases to most of our facility staff during the third quarters of both 2021 and 2020. Recruiting has been particularly challenging during the pandemic due to the front-line nature of the services we provide.  The challenges of recruiting and retaining staff could be exacerbated by actions taken or contemplated to be taken by government authorities intended to mitigate the spread of COVID-19 such as vaccine mandates, health and safety directives or other requirements that apply to us and our facilities.  Further, we have incurred, and expect to continue to incur, incremental expenses to help ensure sufficient staffing levels under unique and challenging working conditions.  Incremental expenses include, but may not be limited to, incentive payments to our front-line and field staff, additional paid time off, off-cycle wage increases in certain markets to remain competitive, as well as expenses to procure personal protective equipment and other supplies.  During 2020, we incurred $13.8 million of incremental expenses associated with COVID-19.  The incremental expenses associated with COVID-19 during 2020 included $6.3 million of hero bonuses paid in the second quarter of 2020.  There were no hero bonuses associated with COVID-19 paid during 2021, although we continue to incur operating expenses associated with COVID-19 for personal protective equipment and other supplies.  The absence of hero bonuses partially offset the increase in fixed expenses per compensated man-day.

We continually monitor compensation levels very closely along with overall economic conditions and will set wage levels necessary to help ensure the long-term success of our business.  Further, we continually evaluate the structure of our employee benefits package and training programs to ensure we are better able to attract and retain our employees. As mentioned, recruiting and retaining staff has become particularly challenging in the current employment market for us and for the corrections and detention industry as a whole. An inability to attract and retain sufficient personnel could prevent us from caring for additional residential populations for government agencies in need of additional capacity due to over-crowding or an inability to adequately staff their facilities. An inability to attract and retain sufficient personnel in our existing facilities could also cause our government partners to assess liquidated damages, reduce our residential populations, or in extreme circumstances, cancel our contracts. Salaries and benefits represent the most significant component of our operating expenses, representing approximately 59% of our total operating expenses during 2021 and 61% of our total operating expenses during 2020.

Operating expenses incurred by CoreCivic Properties in connection with facilities we lease to third-party operators decreased $10.0 million, or 35.5%, during 2021 when compared to 2020.  The decrease in expenses in this segment was primarily a result of the sale of 42 non-core government-leased properties in December 2020 and the sale of an additional three actively leased properties in the second quarter of 2021, both as further described hereafter.

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

Additionally, the Private Prison EO issued by President Biden on January 26, 2021, directs the Attorney General to not renew DOJ contracts with privately operated criminal detention facilities.  Two agencies of the DOJ, the BOP and the USMS utilize our services.  The BOP houses inmates who have been convicted, and the USMS is generally responsible for detainees who are awaiting trial.  The BOP has experienced a steady decline in inmate populations over the last eight years, a trend that has been accelerated by the COVID-19 pandemic.  We currently have one prison contract with the BOP at our 1,978-bed McRae Correctional Facility, accounting for 2% ($40.6 million) of our total revenue for the twelve months ended December 31, 2021, which expires in November 2022.  The Private Prison EO only applies to agencies that are part of the DOJ, which includes the BOP and USMS.  ICE facilities are not covered by the Private Prison EO, as ICE is an agency of the Department of Homeland Security, not the DOJ, although it is possible that the federal government could choose to take similar action on ICE facilities in the future.  For the twelve months ended December 31, 2021, USMS and ICE accounted for 23% ($433.6 million) and 30% ($552.2 million), respectively, of our total revenue.

Unlike the BOP, the USMS does not own detention capacity and relies on the private sector, along with various government agencies, for its detainee population. The USMS has been advised by the Office of the Deputy Attorney General not to renew existing contracts, or enter into new contracts for private detention facilities.  We currently have six detention facilities that have separate contracts where the USMS is the primary customer within the facility that all expire at various times over the next several years, with the exception of two contracts that have indefinite terms. Non-renewal of these contracts, or the expansion of the Private Prison EO to ICE, could have a material adverse effect on our business, financial condition, and results of operations if we are unable to replace the cash flows with new management contracts like we did at our Northeast Ohio and Crossroads facilities.  As of December 31, 2021, one of the aforementioned six contracts, a contract with a government agency at our 2,672-bed Tallahatchie County Correctional Facility in Mississippi that allows the USMS to utilize available capacity, expires in June 2022.  During 2021, we generated management revenue of $30.3 million from the USMS under this contract.

Our managed-only contract for the 1,030-bed Marion County Jail in Indianapolis, Indiana terminated and operations transitioned to Marion County effective January 31, 2022.  Marion County constructed a replacement facility that became fully operational in January 2022.  The County intends to redevelop the property where the Marion County Jail was located, and we received notice in the second quarter of 2021 that the County intended to terminate the contract effective December 31, 2021.  The contract was subsequently amended and extended through January 31, 2022 to allow the County more time to prepare for the transition.  As a result of this expected contract termination, during the second quarter of 2021, we recognized an asset impairment charge of $2.9 million for goodwill and other assets associated with this managed-only facility's reporting unit.  During 2021 and 2020, facility net operating income, or facility revenues less operating expenses, from this contract was $3.9 million and $2.8 million, respectively.

Based on information available as of the date of this Annual Report, other than the previously mentioned contract with the USMS at our Tallahatchie facility and the contract with the BOP at our McRae facility, for which future utilization by the USMS and the BOP, respectively, is uncertain, and at the managed-only Marion County Jail, we believe we will renew all other contracts with our government partners that have expired or are scheduled to expire within the next twelve months that could have a material adverse impact on our financial statements.  We believe our renewal rate on existing contracts remains high due to a variety of reasons including, but not limited to, the constrained supply of available beds within the U.S. correctional system, our ownership of the majority of the beds we operate, and the cost effectiveness of the services we provide.  However, we cannot assure we will continue to achieve such renewal rates in the future.

CoreCivic Safety

CoreCivic Safety includes the operating results of the correctional and detention facilities that we operated during each period.  Total revenue generated by CoreCivic Safety decreased $12.3 million, or 0.7%, from $1,706.2 million during 2020 to $1,694.0 million during 2021.  CoreCivic Safety's facility net operating income increased $39.7 million, or 9.5%, from $417.3 million during 2020 to $457.0 million during 2021. During 2021 and 2020, CoreCivic Safety generated 85.5% and 82.2%, respectively, of our total segment net operating income.

The following table displays the revenue and expenses per compensated man-day for CoreCivic Safety's correctional and detention facilities placed into service that we own and manage and for the facilities we manage but do not own, inclusive of the transportation services provided by TransCor:

	For the Years Ended December 31,
	2021	2020
CoreCivic Safety Facilities:
Revenue per compensated man-day	$91.32	$86.09
Operating expenses per compensated man-day:
Fixed expense	48.01	47.68
Variable expense	18.67	17.35
Total	66.68	65.03
Operating income per compensated man-day	$24.64	$21.06
Operating margin	27.0%	24.5%
Average compensated occupancy	72.7%	75.0%
Average available beds	69,903	72,201
Average compensated population	50,822	54,153

As previously mentioned, the government's actions to help prevent the spread of COVID-19 were the primary reason for the reduction of average compensated occupancy in the CoreCivic Safety segment from 2020 to 2021.  The improvement in operating margins during 2021 primarily resulted from a reduction in salaries and benefits, including as a result of reduced staffing levels during 2021 due to COVID-19 health and safety measures, including occupancy restrictions, labor shortages in many of our markets, and the absence of hero bonuses in 2021, which we paid in the second quarter of 2020, as previously described herein.  Further, in an effort to mitigate the spread of COVID-19 and at the direction of our government partners, we significantly reduced the level of movement within our facilities, enabling us to more efficiently manage our staffing.  We intend to work with our government partners and follow national and local health standards in reinstating normal movement within our facilities. The improvement in operating margins also resulted from an increase in average revenue per compensated man-day during 2021 of 6.1% compared with 2020.  Average revenue per compensated man-day increased as a result of the factors previously described herein.  The factors contributing to an improvement in our operating margins were partially offset by the impact of lower occupancy levels. A combination of incremental staffing levels and higher wage rates in the future could result in a reduction to operating margins to the extent they are not offset by higher occupancy and per diem rates.

On September 15, 2020, we announced that we entered into a new contract under an IGSA between the city of Cushing, Oklahoma and the USMS to utilize our 1,600-bed Cimarron Correctional Facility. We had previously announced our intention to idle the Cimarron facility during the third quarter of 2020, predominantly due to a lower number of inmate populations from the state of Oklahoma resulting from COVID-19, combined with the consequential impact of COVID-19 on the State's budget. The new management contract commenced on September 15, 2020, and has an initial term of three years, with unlimited 24-month extension options thereafter upon mutual agreement.  As of December 31, 2021, we cared for 1,213 USMS detainees at the Cimarron facility.  During 2021, this facility generated facility net operating income of $8.8 million, and during 2020, this facility incurred a net operating loss of $1.4 million.

On January 9, 2020, we announced that we entered into a new emergency contract with the state of Mississippi to care for up to 375 of Mississippi's inmates at our Tallahatchie facility, to assist the State with significant challenges in its correctional system.  The contract had a term of ninety days, which the State could extend for up to two additional ninety-day terms.  The State subsequently expanded the contract to 1,000 inmates during the second quarter of 2020, and extended the contract through April 2021, but no longer needed the capacity and transferred the inmates back to the State during the first quarter of 2021.  During 2021 and 2020, management revenue from this contract was $0.2 million and $12.8 million, respectively.

Effective August 1, 2019, we were awarded a new contract with the Kansas Department of Corrections, or KDOC, to care for offenders at our 1,896-bed Saguaro Correctional Facility in Arizona, where we also care for inmates from Hawaii and Nevada.  We accepted 120 offenders from the KDOC in October 2019.  During 2020, we generated $3.1 million of revenue from the KDOC under this contract.  During the second quarter of 2020, this contract was extended through July 2021.  However, due to available capacity in the state of Kansas, partially as a result of the completion of construction of our Lansing Correctional Facility, these inmates were returned to the State in December 2020.  During the third quarter of 2020, we were also awarded a new contract with the Idaho Department of Correction, or IDOC, to care for up to 1,200 adult male offenders at the Saguaro facility. Subject to available capacity, we may also care for IDOC offenders at our 4,128-bed Central Arizona Florence Correctional Complex under terms of the contract.  The new management contract with the IDOC commenced on August 18, 2020, and has an initial term of five years, with unlimited extension options thereafter upon mutual agreement.  During 2021 and 2020, we generated $11.4 million and $4.0 million, respectively, of revenue from the IDOC under this contract.  As of December 31, 2021, we cared for 476 IDOC offenders at our Saguaro facility.

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

During the third quarter of 2020, we provided notice to the local counties utilizing the Silverdale Detention Center and the Metro-Davidson County Detention Facility, both in Tennessee, of our intent to terminate the contracts at these managed-only facilities.  We transitioned operations of the Metro facility in October 2020, and transitioned operations of the Silverdale facility in December 2020.  During the time we operated these two facilities in 2020, they collectively incurred a net operating loss of $4.7 million.  As a result of these expected contract terminations, during the second quarter of 2020, we also recognized goodwill impairments of $2.0 million associated with these two managed-only facilities' reporting units.

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

The Private Prison EO could have a negative impact on our future results of operations and cash flows, to the extent we are unable to replace the cash flows with new management contracts like we did at our Northeast Ohio and Crossroads facilities, as previously described herein.  We had direct contracts with the USMS to care for detainees at our 600-bed West Tennessee Detention Facility that expired on September 30, 2021 and was not renewed and our 1,033-bed Leavenworth Detention Center that expired on December 31, 2021 and was not renewed. We are actively marketing the West Tennessee and Leavenworth facilities to other government agencies, and in August 2021, we submitted a formal response to a government agency's request for proposal to utilize the West Tennessee facility.  We are also currently in discussions with, and have submitted proposals to, other potential government partners to utilize the Leavenworth facility.  However, we can provide no assurance that we will be able to reach an agreement for the utilization of the West Tennessee and Leavenworth facilities. During 2021 and 2020, the contract with the USMS at our West Tennessee facility generated management revenue of $14.7 million and $18.4 million, respectively. During the time the facility was active for the nine-month period ended September 30, 2021, the West Tennessee facility generated facility net operating income of $0.4 million.  During the year ended December 31, 2020, the West Tennessee facility incurred a facility net operating loss of $1.4 million.  During 2021 and 2020, the contract with the USMS at our Leavenworth facility generated management revenue of $36.4 million and $37.1 million, respectively, and generated facility net operating income of $4.8 million and $7.0 million, respectively.

In December 2021, we were awarded a new management contract from the state of Arizona for up to 2,706 inmates at our 3,060-bed La Palma Correctional Center in Arizona. The State will close an outdated public-sector prison and transfer the inmate populations to our La Palma facility.  The transfer is expected to begin late in the first quarter or early in the second quarter of 2022, and is expected to be completed in the fourth quarter of 2022.  Before the new award, the La Palma facility supported the mission of ICE by caring for approximately 1,800 detainees.  As the new contract with Arizona commences and state inmates are accepted at the facility, we are working closely with ICE to transfer their detainee populations to other facilities, including at facilities where we have available capacity within the region.  We expect the transition of population from ICE detainees to inmates from the state of Arizona will result in the disruption of earnings and cash flows until the occupancy of inmates from the state of Arizona reaches stabilization.  Upon full utilization of the new contract, we expect to generate approximately $75.0 million to $85.0 million in annualized revenue at the La Palma facility.

CoreCivic Community

CoreCivic Community includes the operating results of the residential reentry centers that we operated during each period, along with the operating results of our electronic monitoring and case management services.  Total revenue generated by CoreCivic Community decreased $6.6 million, or 6.2%, from $106.0 million during 2020 to $99.4 million during 2021.  CoreCivic Community's facility net operating income increased $0.7 million, or 4.3%, from $17.1 million during 2020 to $17.8 million during 2021.  During 2021 and 2020, CoreCivic Community generated 3.3% and 3.4%, respectively, of our total segment net operating income.

The following table displays the revenue and expenses per compensated man-day for CoreCivic Community's residential reentry facilities placed into service that we own and manage, but exclusive of the electronic monitoring and case management services given that revenue is not generated on a per compensated man-day basis for these services:

	For the Years Ended December 31,
	2021	2020
CoreCivic Community Facilities:
Revenue per compensated man-day	$63.40	$61.67
Operating expenses per compensated man-day:
Fixed expense	38.46	39.11
Variable expense	8.76	8.64
Total	47.22	47.75
Operating income per compensated man-day	$16.18	$13.92
Operating margin	25.5%	22.6%
Average compensated occupancy	55.2%	61.6%
Average available beds	5,054	5,261
Average compensated population	2,791	3,239

The improvement in operating margins in the CoreCivic Community segment during 2021 primarily resulted from a reduction in salaries and benefits, including as a result of the absence of hero bonuses in 2021, which were paid in the second quarter of 2020, as previously described herein.  The improvement in operating margins also resulted from an increase in average revenue per compensated man-day during 2021 of 2.8% compared with 2020.  Average revenue per compensated man-day increased primarily as a result of per diem increases at several of our facilities. The factors contributing to an improvement in our operating margins were partially offset by the impact of lower occupancy levels. The average compensated population reduction was primarily driven by COVID-19, including a decline in utilization from the states of Oklahoma and Colorado because of COVID-19, which led to the consolidation of residents located in the respective states, and the closure of several of our residential reentry facilities. The 200-bed Oklahoma City Transitional Center in Oklahoma and the 60-bed Columbine Facility in Colorado closed in the second quarter of 2020, the 390-bed Tulsa Transitional Center in Oklahoma closed in the third quarter of 2020, and the 90-bed Ulster Facility in Colorado closed in the second quarter of 2021. We have entered into an agreement to sell the Ulster facility, which is expected to be sold in March 2022.

During the fourth quarter of 2020, the BOP awarded a new contract to us for residential reentry and home confinement services pursuant to a solicitation for capacity and services to be provided in the state of Oklahoma.  As a result of this new contract, during the first quarter of 2021, we reactivated the Turley Residential Center, which closed during the second quarter of 2019, and provide the BOP additional reentry services at our owned and operated Oklahoma Reentry Opportunity Center, which supplements the existing utilization by the state of Oklahoma.

During the third quarter of 2020, Adams County, Colorado, notified us that, pursuant to a re-bid of the contract at the 184-bed Henderson Transitional Center, a facility we leased from the County, it awarded the contract to another operator.  We transitioned operations to the other operator upon expiration of the contract in January 2021. During 2020, this facility generated facility net operating income of $0.7 million.

As previously described herein, during the fourth quarter of 2021, we entered into a purchase and sale agreement for our 120-bed Fox Facility and Training Center in Denver, Colorado, which was sold in February 2022.  This facility generated a facility net operating loss of $0.2 million and $0.3 million during 2021 and 2020, respectively.

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

CoreCivic Properties

CoreCivic Properties includes the operating results of the properties we leased to third parties and that were used by government agencies during each period.  Total revenue generated by CoreCivic Properties decreased $24.2 million, or 26.0%, from $93.1 million during 2020 to $68.9 million during 2021.  CoreCivic Properties' facility net operating income decreased $14.2 million, or 21.8%, from $65.0 million during 2020 to $50.8 million during 2021. The decreases in total revenue and facility net operating income in 2021 were primarily the result of the portfolio of 42 properties we sold in December 2020 and the three actively leased properties we sold in the second quarter of 2021, both as further described hereafter.  During 2021 and 2020, CoreCivic Properties generated 11.2% and 14.4%, respectively, of our total segment net operating income.

On December 9, 2019, we entered into a lease with the Commonwealth of Kentucky Department of Corrections, or KYDOC, for our previously idled 656-bed Southeast Correctional Complex in Wheelwright, Kentucky. The lease commenced July 1, 2020, has an initial term of ten years and includes five two-year renewal options.  The KYDOC has the option to purchase the facility at its fair market value at any time during the term of the lease. Facility net operating income at the Southeast Correctional Complex increased $2.4 million from 2020 to 2021.  This facility had previously been idle since 2012.

On January 2, 2020, we completed the acquisition of a portfolio of 28 properties, all of which were built-to-suit and leased to the federal government through the General Services Administration, or GSA, 24 of which the counter-party contributed to Government Real Estate Solutions, LLC, or GRES, a subsidiary we controlled.  The 445,000 square foot portfolio serves numerous federal agencies, including primarily the Social Security Administration, or SSA, the Department of Homeland Security, and the Office of Hearings Operations. On December 23, 2020, we completed the sale of 42 non-core government-leased properties, including this portfolio of 28 properties, in a single transaction to a third party for an aggregate price of $106.5 million, generating net proceeds of $27.8 million after the repayment of non-recourse mortgage notes associated with some of the properties and other transaction-related costs. During 2020, these 42 properties generated facility net operating income of $9.3 million.  After considering tax protection payments required to be paid to the contributing partners of GRES in connection with the sale, we reported a net loss on this sale of $17.9 million during the fourth quarter of 2020.  During June 2021, we provided notice to the partners of GRES of our intent to distribute the remaining assets and terminate the partnership.  During the third quarter of 2021, we distributed the remaining assets, terminated the partnership, and extinguished the operating partnership units for no consideration, which resulted in an increase to stockholders' equity upon termination of the partnership of $17.4 million. As part of the distribution of assets, we transferred the deed of an idled property located in Detroit, Michigan to the partners of GRES.  The Detroit property was previously a government-leased property in our Properties segment.

On May 28, 2021, we completed the sale of two leased properties, the 277,000 square foot Capital Commerce Center, primarily leased to an agency of the State of Florida in Tallahassee, Florida, and a 217,000 square foot warehouse property leased to the GSA in Dayton, Ohio, in a single transaction to a third party for an aggregate price of $73.0 million, generating net proceeds of $46.2 million after the repayment of the debt related to the Capital Commerce Center and other transaction-related costs.  In addition, on June 29, 2021, we completed the sale of a 541,000 square foot property leased to the GSA in Baltimore, Maryland to a third party for a price of $253.0 million, generating net proceeds of $76.4 million after the repayment of the debt related to the Baltimore property and other transaction-related costs.  During our period of ownership in 2021 and 2020, these three properties generated facility net operating income of $9.5 million and $20.2 million, respectively.  We reported an aggregate net gain on the sales of these three properties of $38.9 million during the second quarter of 2021.

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

On September 20, 2021, we entered into a three-year lease agreement with the state of New Mexico at our 596-bed Northwest New Mexico Correctional Center.  We previously operated the Northwest New Mexico facility in our Safety segment under a contract with the state of New Mexico. We transitioned facility operations to the New Mexico Corrections Department upon commencement of the new lease agreement on November 1, 2021.  We will retain responsibility for facility maintenance throughout the term of the lease.  The new lease agreement includes extension options that could extend the term of the lease through October 31, 2041.  The average annual rent for the initial three-year lease term is $3.2 million, including annual rent of $4.2 million in the second and third years of the lease, with annual escalators thereafter.  During the time the facility operated in our Safety segment during 2021, the Northwest New Mexico facility generated revenue of $9.2 million and incurred a facility net operating loss of $2.3 million.

General and administrative expense

For the years ended December 31, 2021 and 2020, general and administrative expenses totaled $135.8 million and $124.3 million, respectively.  General and administrative expenses consist primarily of corporate management salaries and benefits, professional fees, and other administrative expenses.  General and administration expenses increased from the prior year primarily as a result of an increase in incentive compensation, partially offset by a decline in consulting and other fees related to the evaluation of our change in corporate tax structure from the prior year.

Depreciation and Amortization

For the years ended December 31, 2021 and 2020, depreciation and amortization expense totaled $134.7 million and $150.9 million, respectively.  The decrease in depreciation and amortization expense is primarily due to the sale of 42 non-core government-leased properties in December 2020, as well as the sale of an additional three actively leased properties in the second quarter of 2021, each as previously described herein.  Depreciation on the three properties sold in the second quarter 2021 had been suspended as they were classified as held for sale as of December 31, 2020.

Contingent consideration for acquisition of businesses

As a result of better than estimated financial performance of two residential reentry centers acquired in 2019, during the third quarter of 2020, we recognized a charge of $0.6 million for the maximum contingent consideration estimated as owed to the seller associated with the acquisition.  The contingent consideration was paid during the first quarter of 2021.

Shareholder litigation expense

On April 16, 2021, we reached an agreement in principle to settle a purported securities class action lawsuit that was filed on August 23, 2016 in the United States District Court for the Middle District of Tennessee, or the District Court, captioned Grae v. Corrections Corporation of America et al.  The monetary terms of the settlement included a payment of $56.0 million in return for a dismissal of the case with prejudice and a full release of all claims against all defendants.  The settlement agreement, which was approved by the District Court on November 8, 2021, contains no admission of liability, wrongdoing, or responsibility by any of the defendants, including us.  As a result of the settlement, we recognized an expense of $54.3 million during 2021, which was net of the remaining insurance available under the Company's policies.

Asset impairments

In February 2021, we entered into two 30-year lease agreements with the Alabama Department of Corrections, or ADOC, for the development of two correctional facilities in Alabama, which were subject to the successful completion of financing we were pursuing on behalf of the state of Alabama.  Pursuant to the terms of the leases, ADOC staff would have operated both facilities, and we would have retained ownership of the facilities and been responsible for facility maintenance throughout the term of the leases.  In the third quarter of 2021, we received notice from the state of Alabama of its decision to terminate the leases effective August 6, 2021 so that the State could pursue financing approval through the Alabama Legislature, and utilize COVID-19 relief funds potentially available to the State for prison construction.  As a result of the lease terminations, during the third quarter of 2021, we reported asset impairment charges of $5.2 million for pre-development activities.  Asset impairment charges during 2021 also include the aforementioned impairment of $2.9 million for goodwill and other assets associated with the anticipated termination of a managed-only contract in our Safety segment recognized during the second quarter of 2021, $1.3 million for the impairment of real estate assets recognized during the first quarter of 2021 for a facility in our Properties segment that was sold during the second quarter of 2021, and $2.0 million recognized during the fourth quarter of 2021 for the impairment of real estate for a facility in our Community segment that was classified as held for sale as of December 31, 2021.

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

Interest expense, net

Interest expense was reported net of interest income and capitalized interest for the years ended December 31, 2021 and 2020.  Gross interest expense, net of capitalized interest, was $95.5 million and $93.5 million in 2021 and 2020, respectively.  Gross interest expense is based on outstanding borrowings under our Revolving Credit Facility, our Term Loan A, our Term Loan B, our outstanding senior notes, and our outstanding non-recourse mortgage notes, as well as the amortization of loan costs and unused facility fees.  A decrease in gross interest expense resulting from a decrease in the average outstanding balance on our Revolving Credit Facility and the repayment of certain non-recourse mortgage notes, as further described hereafter, was offset by the interest expense associated with the issuance of 8.25% senior unsecured notes in April and September 2021, also as further described hereafter.

We have benefited from relatively low interest rates on our Bank Credit Facility (Revolving Credit Facility and Term Loan A), which is largely based on the London Interbank Offered Rate, or LIBOR.  Based on our total leverage ratio, borrowings under our Bank Credit Facility during 2020 and most of 2021 were at the base rate plus a margin of 0.50% or at LIBOR plus a margin of 1.50%, and a commitment fee equal to 0.35% of the unfunded balance. Based on our current total leverage ratio, borrowings under our Bank Credit Facility are at the base rate plus a margin of 0.25% or at LIBOR plus a margin of 1.25%, and a commitment fee equal to 0.30% of the unfunded balance.  Our Bank Credit Facility matures in April 2023.  We intend to pursue a new or amended credit facility in the short-term, which will use a different interest rate benchmark than LIBOR due to the phase-out of LIBOR by the Financial Conduct Authority.  We currently expect the effective interest rate under a new or amended credit facility to increase, but do not yet know to what extent, which could depend on, among other things, the benchmark used as well as the interest rate spreads pursuant to the terms of such new or amended credit facility.

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

The 2018 acquisition of the Capital Commerce Center located in Tallahassee, Florida was partially financed with a non-recourse mortgage note, or the Capital Commerce Note, which was fully-secured by the Capital Commerce property.  The Capital Commerce Note carried a fixed interest rate of 4.5%, required monthly principal and interest payments, and was scheduled to mature in January 2033.  The Capital Commerce Note was fully repaid as part of the sale of the Capital Commerce Center on May 28, 2021.

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

On April 14, 2021, we completed an underwritten registered offering of $450.0 million aggregate principal amount of 8.25% senior unsecured notes due 2026, or the Original 8.25% Senior Notes, which are guaranteed by our existing and future subsidiaries that guarantee the Bank Credit Facility. The Original 8.25% Senior Notes were priced at 99.0% of face value and as a result have an effective yield to maturity of 8.50%. We used a significant amount of the net proceeds from the offering of the Original 8.25% Senior Notes (i) to redeem all of our $250.0 million aggregate principal amount of 5.0% senior unsecured notes due 2022, or the 5.0% Senior Notes, including the payment of the applicable "make-whole" redemption amount of $15.5 million and accrued interest, and (ii) to repurchase $149.0 million of our $350.0 million principal amount of 4.625% senior unsecured notes due 2023, or the 4.625% Senior Notes, at an aggregate purchase price of $151.2 million in privately negotiated transactions, reducing the outstanding balance of the 4.625% Senior Notes to $201.0 million.  In the second and fourth quarters of 2021, we purchased an additional aggregate $27.3 million of our 4.625% Senior Notes at par in open market purchases, further reducing the outstanding balance of the 4.625% Senior Notes to $173.7 million. The "make-

whole" redemption amount paid in connection with the redemption of the 5.0% Senior Notes and the aggregate price paid for the 4.625% Senior Notes in excess of the principal amount of the notes repurchased resulted in charges of approximately $19.2 million during the second quarter of 2021, including costs associated with the repurchases and the proportionate write-off of existing debt issuance costs.  The remaining net proceeds were used to pay down a portion of the amounts outstanding under the Revolving Credit Facility and for general corporate purposes. We experienced increased interest expense during 2021 related to the continued accrual of interest related to the 5.0% Senior Notes until the redemption date on May 14, 2021, thereby incurring interest expense on both the Original 8.25% Senior Notes and the 5.0% Senior Notes for the 30-day notice period for redemption commencing on April 14, 2021.

On September 29, 2021, we completed an underwritten registered tack-on offering of $225.0 million in aggregate principal amount of 8.25% Senior Notes due 2026, or the Additional 8.25% Senior Notes at an issue price of 102.25% of their aggregate principal amount, plus accrued interest from the April 14, 2021 issue date for the Original 8.25% Senior Notes, resulting in an effective yield to maturity of 7.65% for the Additional 8.25% Senior Notes. The Additional 8.25% Senior Notes and the Original 8.25% Senior Notes, or, collectively, 8.25% Senior Notes, constitute a single class of securities and have identical terms, other than issue date and issue price. The issuance of the Additional 8.25% Senior Notes increased the total aggregate principal amount of the 8.25% Senior Notes outstanding to $675.0 million. The net proceeds from the issuance of the Additional 8.25% Senior Notes totaled approximately $225.5 million, after deducting the underwriting discounts and estimated offering expenses and including the original issuance premium. We used the net proceeds from the offering of the Additional 8.25% Senior Notes to pay down our Revolving Credit Facility and for general corporate purposes. Further, in October 2021, we repaid $90.0 million of the outstanding balance on our Term Loan B.

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

Gross interest income was $10.0 million and $10.2 million in 2021 and 2020, respectively. Gross interest income is earned on notes receivable, investments, cash and cash equivalents, and restricted cash.  Interest income also includes interest income associated with the 20-year finance receivable associated with the Lansing Correctional Facility lease to the KDOC, which commenced in January 2020, and amounted to $8.8 million and $8.4 million in 2021 and 2020, respectively. Total capitalized interest was $0.4 million and $0.5 million during 2021 and 2020, respectively.

Expenses associated with debt repayments and refinancing transactions

As previously described, during the second quarter of 2021, we completed the sales of three non-core actively leased properties in two separate transactions for a collective aggregate price of $326.0 million, generating total net proceeds of $122.6 million after the repayment of two non-recourse mortgage notes associated with two of the properties and other transaction-related costs. In connection with the sales, we incurred charges of $32.5 million associated with the prepayment of the two non-recourse mortgage notes and non-cash charges of $0.5 million associated with the write-off of existing debt issuance costs.  Expenses associated with debt repayments and refinancing transactions during the second quarter of 2021 also included $19.2 million associated with the redemption of the 5.0% Senior Notes originally due in October 2022, as well as the aggregate price paid for the 4.625% Senior Notes in excess of the principal amount of the 4.625% Senior Notes repurchased, costs associated with the repurchases, and the proportionate write-off of existing debt issuance costs.  During the fourth quarter of 2021, we also reported a charge of $4.1 million for the pro-rata write-off of unamortized debt issuance costs and the original issue discount associated with the repayment of $90.0 million of the outstanding balance of the Term Loan B in October 2021.

As previously described, on December 23, 2020, we completed the sale of 42 non-core government-leased properties in a single transaction to a third party for an aggregate price of $106.5 million, generating net proceeds of $27.8 million after the repayment of non-recourse mortgage notes associated with some of the properties and other transaction-related costs. In connection with the sale, we incurred a debt defeasance cost of $10.5 million associated with the prepayment of the non-recourse mortgage notes.  This defeasance charge was partially offset by the reversal of a corresponding intangible debt liability, which was recorded upon acquiring the debt in January 2020, and was derecognized upon the repayment of the debt in December 2020 upon sale of the properties.

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

On August 5, 2020, we announced that our Board of Directors, or BOD, unanimously approved a plan to revoke our REIT election and become a taxable C Corporation, effective January 1, 2021.  As a result, we are no longer required to operate under REIT rules, including the requirement to distribute at least 90% of our taxable income to our stockholders, which provides us with greater flexibility to use our free cash flow.  We continued to operate as a REIT for the remainder of the 2020 tax year, and existing REIT requirements and limitations, including those established by our organizational documents, remained in place until January 1, 2021.  Effective January 1, 2021, we are subject to federal and state income taxes on our taxable income at applicable tax rates, and are no longer entitled to a tax deduction for dividends paid. During the years ended December 31, 2021 and 2020, our financial statements reflected an income tax expense of $138.0 million and $4.4 million, respectively.  Income tax expense for 2021 included $114.2 million primarily resulting from the revaluation of our net deferred tax liabilities due to the completion of all significant actions necessary to revoke our REIT election. Income tax expense related to operations for 2021 was partially offset by an income tax benefit of $21.2 million associated with asset impairments, the settlement agreement reached on April 16, 2021 in connection with the shareholder litigation, and expenses associated with debt repayments and refinancing transactions, net of an income tax expense associated with the gain on sale of real estate assets.

Income tax expense during 2020 included $3.1 million that had been deferred during the construction period of our Lansing Correctional Facility, which was owned by a TRS of ours until it converted to a qualified REIT subsidiary, or QRS, upon completion of construction in the first quarter of 2020.  Because ownership of this facility reverts to the state of Kansas upon expiration of the twenty-year lease, the construction and subsequent lease of the facility to the State was a deemed sale for federal and state income tax purposes.  The gain on sale was reported as a deferred tax asset based on the percentage of completion method over the construction period.  This deferred tax asset was revalued to zero upon conversion of the TRS to a QRS.

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

Year Ended December 31, 2020 Compared to the Year Ended December 31, 2019

Pursuant to Regulation S-K item 303, a detailed review of our performance for the year ended December 31, 2020 compared to our performance for the year ended December 31, 2019 is set forth in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the Securities and Exchange Commission, or SEC, on February 22, 2021.

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

Effective January 1, 2021, we are subject to federal and state income taxes on our taxable income at applicable tax rates, and are no longer entitled to a tax deduction for dividends paid. However, we believe this conversion in corporate tax structure will improve our overall credit profile and lower our overall cost of capital, as we are able to allocate our free cash flow toward the repayment of debt, which may include the purchase of our outstanding debt in open market transactions, privately negotiated transactions or otherwise. Any such debt repurchases will depend upon prevailing market conditions, our liquidity requirements, contractual requirements, applicable securities laws requirements, and other factors.  Following our first priority of utilizing free cash flow to reduce debt, we expect to allocate a substantial portion of our free cash flow to returning capital to our shareholders, which could include share repurchases and future dividends.  Any future dividend is subject to the BOD's determinations as to the amount of distributions and the timing thereof, as well as limitations under the Company's debt covenants.  We were not able to implement a meaningful share repurchase program under the REIT structure without increasing our debt because a substantial portion of our free cash flow was required to satisfy the distribution requirements under the REIT structure. We will also pursue attractive growth opportunities, including new development opportunities in our Properties segment to meet the need to modernize outdated correctional infrastructure across the country, and explore potential opportunities to expand the scope of non-residential correctional alternatives we provide in our Community segment that were not available under the REIT structure.  As a REIT, we depended on the capital markets to provide resources we could deploy toward acquisition and development opportunities.  This capital was not always available to us and came at an increasing cost.  The revocation of our REIT election provides us with significantly more liquidity and financial flexibility, which will enable us to reduce our reliance on the capital markets and reduce the size of our Bank Credit Facility in the future.

With the extensively aged criminal justice infrastructure in the U.S. today, we believe we can bring real estate and financing solutions to government agencies like we did in connection with the construction of the Lansing Correctional Facility that was brought online in January 2020.  We believe we can also provide other real estate solutions to government agencies faced with extensively aged criminal justice infrastructure, including "turn-key" solutions like those we will provide to the state of Arizona in connection with a new contract awarded to us during the fourth quarter of 2021 at our La Palma Correctional Center, as well as real estate only solutions to government agencies that need correctional capacity where they prefer to perform the operations. We financed the construction of the Lansing Correctional Facility 100% with project specific financing, requiring no equity commitment from us.  We do not expect to incur material capital expenditures for the award from the state of Arizona, and most real estate only solutions would not require material capital expenditures if we have existing capacity.  However, in the future we could incur capital expenditures to provide replacement capacity for government agencies that have extensively aged criminal justice infrastructure and are in need of new capacity.

As of December 31, 2021, our liquidity was provided by cash on hand of $299.6 million, and $786.1 million available under our Revolving Credit Facility.  During the years ended December 31, 2021 and 2020, we generated $263.2 million and $355.5 million, respectively, in cash through operating activities.  We currently expect to be able to meet our cash expenditure requirements for the next year and beyond utilizing cash on hand, cash flows from operations, and availability under our Revolving Credit Facility or a new or amended credit facility. Some banks that are party to our Bank Credit Facility have announced that they do not expect to continue to provide credit or financial services to private entities that own or operate correctional and detention facilities, including CoreCivic, or to otherwise participate in the provision of credit or financial services in connection with the development or operation of correctional and detention facilities that are associated with private companies.  The banks that are currently parties to the Bank Credit Facility are obligated to honor their commitments under our Bank Credit Facility, which expires in April 2023.  These decisions have currently affected the capital markets for our securities, and we can provide no assurance that additional banks that are party to our Bank Credit Facility will not make similar decisions, or that new banks will be willing to become party to our Bank Credit Facility, or that the capital markets for our securities will improve.  As previously mentioned, upon our revocation of our REIT election, we believe we will not be as reliant on the Revolving Credit Facility under the Bank Credit Facility or any new or amended credit facility, as we will be able to retain our cash flows to use at our general discretion and, therefore, believe we can operate with a smaller Bank Credit Facility.  Following the completion of the offering of the Original 8.25% Senior Notes and redemption of our 5.0% Senior Notes in the second quarter of 2021, we have no debt maturities beyond the Bank Credit Facility until May 2023, when $173.7 million of the 4.625% Senior Notes matures.  We currently anticipate that we will have sufficient liquidity to repay the 4.625% Senior Notes upon maturity.

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

Debt and equity

As of December 31, 2021, we had $173.7 million principal amount of unsecured notes outstanding with a fixed stated interest rate of 4.625%, $250.0 million principal amount of unsecured notes outstanding with a fixed stated interest rate of 4.75%, and $675.0 million principal amount of unsecured notes outstanding with a fixed stated interest rate of 8.25%.  In addition, we had $154.5 million outstanding under the Kansas Notes with a fixed stated interest rate of 4.43%, $170.0 million outstanding under our Term Loan A with a variable interest rate of 1.4%, and $128.8 million outstanding under our Term Loan B with a variable interest rate of 5.5%. There was no amount outstanding under our Revolving Credit Facility as of December 31, 2021.  As of December 31, 2021, our total weighted average effective interest rate was 6.5%, while our total weighted average maturity was 5.1 years.

As previously described, during 2021, we issued $675.0 million aggregate principal amount of 8.25% Senior Notes in two separate transactions, resulting in combined net proceeds of approximately $660.6 million, after deducting the underwriting discounts and estimated offering expenses and including the original net issuance discount.  The 8.25% Senior Notes were offered pursuant to a shelf registration statement on Form S-3ASR, which became effective on April 6, 2021.  We used the net proceeds to (i) redeem all of our $250.0 million 5.0% Senior Notes, including the payment of the applicable "make-whole" redemption amount of $15.5 million and accrued interest, (ii) repurchase $176.3 million of our 4.625% Senior Notes, at an aggregate purchase price of $178.5 million in privately negotiated transactions, reducing the outstanding balance of the 4.625% Senior Notes to $173.7 million, (iii) pay down a portion of the amounts outstanding under the Revolving Credit Facility and (iv) for general corporate purposes.  Further, in October 2021, we repaid $90.0 million of the outstanding balance of our Term Loan B.

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

In connection with the acquisition of the SSA-Baltimore office building in 2018, a wholly-owned unrestricted subsidiary of ours assumed $157.3 million of in-place financing.  The SSA Baltimore Note carried a fixed interest rate of 4.5% and required monthly principal and interest payments, with a balloon payment of $40.0 million due at maturity in February 2034.  The SSA-Baltimore Note was fully-secured by the SSA-Baltimore property. The SSA-Baltimore Note was fully repaid as part of the sale of the SSA-Baltimore property on June 29, 2021, as previously described herein.

On August 25, 2021, we terminated our Amended and Restated ATM Equity Offering Sales Agreement, or ATM Agreement, with multiple sales agents, which permitted us to offer and sell to or through the agents, from time to time, shares of our common stock, par value $0.01 per share, having an aggregate gross sales price of up to $200.0 million. No sales of our common stock were made under the ATM Agreement. During the third quarter of 2021, we decided to terminate the ATM Agreement in connection with the expiration of the registration statement on Form S-3 (File No. 333-227078) that we filed with the SEC on August 28, 2018 because we had no plans to issue shares of our common stock.

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

During the second quarter of 2021 and in two separate transactions, we completed the sales of an additional three non-core actively leased properties to third parties for an aggregate price of $326.0 million, generating net proceeds of $122.6 million after the repayments of the Capital Commerce Note and the SSA-Baltimore Note, and other transaction-related costs.  These assets were previously classified as held for sale. Also during the second quarter of 2021, we completed the sale of two idle properties for an aggregate price of $2.7 million, generating net proceeds of $2.4 million after transaction-related costs.

With the successful consummation of the sale of these assets, we generated net proceeds from our sales of these 47 non-core assets of $152.8 million after the repayment of mortgage debt associated with some of the properties and other transaction-related costs.  We used the net proceeds from these property sales to pay down a portion of the amounts outstanding on our Revolving Credit Facility, accelerating our debt reduction and revised capital allocation strategy announced in August 2020.

Although disrupted by the COVID-19 pandemic, several of our existing federal and state partners, as well as prospective state partners, had been experiencing growth in offender populations and overcrowded conditions, as well as an increase in violent crime.  Governments are now assessing their need for correctional space in light of COVID-19, and several are considering alternative correctional capacity for their aged or inefficient infrastructure, or are seeking cost savings by utilizing the private sector.  Competing budget priorities, which will likely become more challenging because of COVID-19, often impede our customers' ability to construct new prison beds of their own or update their older facilities, which we believe could result in further need for private sector prison capacity solutions in the long-term. Over the long-term, we would like to see meaningful utilization of our available capacity and better visibility from our customers into their potential future needs before we develop new prison capacity on a speculative basis. We will, however, respond to customer demand and may develop or expand correctional and detention facilities when we believe potential long-term returns justify the capital deployment.

Operating Activities

Our net cash provided by operating activities for the year ended December 31, 2021 was $263.2 million compared with $355.5 million in 2020.  Cash provided by operating activities represents our net income (loss) plus depreciation and amortization, changes in various components of working capital, various non-cash charges, and partially offset in 2021 by the cash payments required to settle the shareholder litigation, as described herein.

Investing Activities

Our cash flow provided by investing activities was $238.4 million for the year ended December 31, 2021 and was primarily attributable to $320.8 million in net proceeds from the sale of assets, partially offset by capital expenditures for facility development and expansions of $18.6 million and $62.3 million for facility maintenance and information technology capital expenditures.

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

Financing Activities

Cash flow used in financing activities was $327.7 million for the year ended December 31, 2021 and was primarily attributable to net repayments under our Revolving Credit Facility of $219.0 million. In addition, cash flow used in financing activities included $35.3 million of scheduled principal repayments under our Term Loan A, Term Loan B, and non-recourse mortgage notes, as well as $516.4 million for the aforementioned repayments of senior notes and our Term Loan B, $161.9 million for the repayment of non-recourse mortgage notes in connection with the aforementioned sale of assets, and $65.0 million for debt defeasance, issuance, and other refinancing and related costs.  Cash flow used in financing activities also included $1.0 million of contingent consideration associated with the acquisition of a business acquired in 2019 and $1.6 million for the purchase and retirement of common stock that was issued in connection with equity-based compensation.  These payments were partially offset by the $445.5 million of gross proceeds from the aforementioned issuance of the Original 8.25% Senior Notes that were issued in the second quarter of 2021 at a 99.0% discount of face value and the $230.1 million of gross proceeds from the aforementioned issuance of the Additional 8.25% Senior Notes that were issued in the third quarter of 2021 at a 102.25% premium of face value.

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

Supplemental Guarantor Information

On March 2, 2020, the SEC adopted final rules that amended and simplified the financial disclosure requirements for subsidiary issuers and guarantors of registered debt securities under Rules 3-10 and 3-16 of SEC Regulation S-X.  The rules permit registrants to provide certain alternative financial disclosures and non-financial disclosures in lieu of separate consolidating financial statements for subsidiary issuers and guarantors of registered debt securities (which we previously included within the notes to our financial statements included in our Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q) if certain conditions are met. Although the disclosures required by the amendments did not become mandatory until January 4, 2021, voluntary early compliance was permitted.  We elected to voluntarily comply beginning with the quarterly period ended June 30, 2020.

All of the domestic subsidiaries of CoreCivic (as the parent corporation) that guarantee the Credit Agreements have provided full and unconditional guarantees of our 4.625% senior notes due 2023, 8.25% senior notes due 2026, and 4.75% senior notes due 2027, collectively referred to as our Senior Notes.  All of CoreCivic's subsidiaries guaranteeing the Senior Notes are 100% owned direct or indirect subsidiaries of CoreCivic; and the subsidiary guarantees are full and unconditional and are joint and several obligations of the guarantors.

As of December 31, 2021, neither CoreCivic nor any of its subsidiary guarantors had any material or significant restrictions on CoreCivic's ability to obtain funds from its subsidiaries by dividend or loan or to transfer assets from such subsidiaries.

The indentures governing our Senior Notes contain certain customary covenants that, subject to certain exceptions and qualifications, restrict CoreCivic's ability to, among other things, create or permit to exist certain liens and consolidate, merge or transfer all or substantially all of CoreCivic's assets.  In addition, if CoreCivic experiences specific kinds of changes in control, CoreCivic must offer to repurchase all or a portion of the Senior Notes.  The offer price for the Senior Notes in connection with a change in control would be 101% of the aggregate principal amount of the notes repurchased plus accrued and unpaid interest, if any, on the notes repurchased to the date of purchase.  The indenture related to our 8.25% senior notes due 2026 additionally limits our ability to incur indebtedness, make restricted payments and investments and prepay certain indebtedness.

The following tables present summarized information for CoreCivic and the subsidiary guarantors, on a combined basis after elimination of (i) intercompany transactions and balances among CoreCivic and the subsidiary guarantors and (ii) equity in earnings from, and any investments in, any subsidiary that is a non-guarantor (in thousands).

	December 31,
	2021	2020
Current assets	$531,626	$469,331
Real estate and related assets	2,502,135	2,572,112
Other assets	224,277	266,126
Total non-current assets	2,726,412	2,838,238
Current liabilities	237,795	188,023
Long-term debt, net	1,344,606	1,457,913
Other liabilities	293,456	234,806
Total long-term liabilities	1,638,062	1,692,719

	For the Years Ended December 31,
	2021	2020
Revenue	$1,848,315	$1,869,689
Operating expenses	1,332,248	1,393,795
Other expenses	336,084	323,788
Total expenses	1,668,332	1,717,583
Income before income taxes	60,543	85,083
Net income (loss)	(77,456)	83,783
Net income (loss) attributable to common stockholders	(77,456)	83,783

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

Our reconciliation of net income to FFO and Normalized FFO for the years ended December 31, 2021, 2020, and 2019 is as follows (in thousands):

	For the Years Ended December 31,
	2021	2020	2019
FUNDS FROM OPERATIONS:
Net income (loss)	$(51,896)	$55,338	$188,886
Depreciation and amortization of real estate assets	98,738	112,046	107,402
Impairment of real estate assets	3,335	14,380	4,428
Loss (gain) on sale of real estate assets, net	(38,766)	13,023	(287)
Income tax expense for special items	8,785	532	—
Funds From Operations	20,196	195,319	300,429
Expenses associated with debt repayments and refinancing transactions	56,279	7,141	602
Expenses associated with mergers and acquisitions	—	338	1,132
Contingent consideration for acquisition of businesses	—	620	—
Expenses associated with COVID-19	2,434	13,777	—
Expenses associated with changes in corporate tax structure	—	5,240	—
Income taxes associated with change in corporate tax structure and other special tax items	114,249	3,085	—
Start-up expenses	—	—	9,480
Shareholder litigation expense	54,295	—	—
Goodwill and other impairments	8,043	46,248	278
Income tax benefit for special items	(30,012)	—	—
Normalized Funds From Operations	$225,484	$271,768	$311,921
Material Cash Requirements

The following table summarizes our material cash requirements related to borrowings, contracts and leases by the indicated period as of December 31, 2021 (in thousands):

	Payments Due By Year Ending December 31,
	2022	2023	2024	2025	2026	Thereafter	Total
Long-term debt	$35,376	$354,796	$96,597	$5,823	$681,326	$378,014	$1,551,932
Interest on senior and mortgage notes	82,378	78,161	73,922	73,677	45,567	54,852	408,557
Contractual facility developments and other commitments	3,690	—	—	—	—	—	3,690
South Texas Family Residential Center	51,421	51,421	51,562	51,421	38,460	—	244,285
Leases	4,553	4,150	4,164	4,160	4,103	18,470	39,600
Total	$177,418	$488,528	$226,245	$135,081	$769,456	$451,336	$2,248,064

The cash obligations in the table above do not include future cash obligations for variable interest expense associated with our Term Loan A, Term Loan B or the balance on our outstanding Revolving Credit Facility, if any, as projections would be based on future outstanding balances as well as future variable interest rates, and we are unable to make reliable estimates of either.  We have two renovation projects, totaling approximately $23.0 million, with $9.0 million remaining to be incurred as of December 31, 2021, for which we have entered into a contract with a customer that obligates us to complete the projects.  However, the federal government has agreed to reimburse us over a twelve-month period for these two projects. Certain of our other ongoing construction projects are not currently under contract and thus are not included as a contractual obligation above as we may generally suspend or terminate such projects without substantial penalty.  With respect to the South Texas Family Residential Center, the cash obligations included in the table above reflect the full contractual obligations of the lease of the site, excluding contingent payments, even though the lease agreement provides us with the ability to terminate if ICE terminates the amended IGSA associated with the facility.

We had $13.9 million of letters of credit outstanding at December 31, 2021 primarily to support our requirement to repay fees and claims under our self-insured workers' compensation plan in the event we do not repay the fees and claims due in accordance with the terms of the plan, and for a debt service reserve requirement under terms of the Kansas Notes.  The letters of credit are renewable annually.  We did not have any draws under these outstanding letters of credit during 2021, 2020, or 2019.

INFLATION

Many of our contracts include provisions for inflationary indexing, which may mitigate an adverse impact of inflation on net income.  However, a substantial increase in personnel costs, workers' compensation or food and medical expenses could have an adverse impact on our results of operations in the future to the extent that these expenses increase at a faster pace than the per diem or fixed rates we receive for our management services.  As previously described herein, we have experienced increases in personnel costs and expect the labor market to remain challenging, which could have a material adverse effect on our operations.  We outsource our food service operations to a third party.  The contract with our outsourced food service vendor contains certain protections against increases in food costs.

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

Our primary market risk exposure is to changes in U.S. interest rates.  We are exposed to market risk related to our Revolving Credit Facility, Term Loan A and Term Loan B because the interest rates on these loans are subject to fluctuations in the market.  If the interest rate for our outstanding indebtedness under the Revolving Credit Facility, the Term Loan A, and the Term Loan B was 100 basis points higher or lower (but not less than 0%) during the years ended December 31, 2021, 2020, and 2019, our interest expense, net of amounts capitalized, would have been increased by $3.0 million, $8.0 million, and $5.0 million, respectively, and would have been decreased by $0.3 million, $3.4 million, and $5.0 million, respectively.

As of December 31, 2021, we had outstanding $173.7 million of senior notes due 2023 with a fixed interest rate of 4.625%, $675.0 million of senior notes due 2026 with a fixed interest rate of 8.25%, and $250.0 million of senior notes due 2027 with a fixed interest rate of 4.75%. We also had $154.5 million outstanding under the Kansas Notes with a fixed interest rate of 4.43%. Because the interest rates with respect to these instruments are fixed, a hypothetical 100 basis point increase or decrease in market interest rates would not have a material impact on our financial statements.

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

Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2021.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework released in 2013.  Based on this assessment, management believes that, as of December 31, 2021, the Company's internal control over financial reporting was effective.

The Company's independent registered public accounting firm, Ernst & Young LLP, has issued an attestation report on the Company's internal control over financial reporting. That report begins on page 94.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the fourth fiscal quarter of 2021 that have materially affected, or are likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of CoreCivic, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited CoreCivic, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, CoreCivic, Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2021 consolidated financial statements of the Company and our report dated February 18, 2022 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Nashville, Tennessee
February 18, 2022

ITEM 9B.	OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

None.

PART III.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this Item 10 will appear in, and is hereby incorporated by reference from, the information under the headings "Proposal 1 – Election of Directors-Incumbent Directors Standing for Re-Election," "Executive Officers" "Corporate Governance – Board Meetings and Committees," "Corporate Governance – Director Independence,” "Corporate Governance – Certain Relationships and Related Party Transactions," and "Security Ownership of Certain Beneficial Owners and Management – Section 16(a) Beneficial Ownership Reporting Compliance" in our definitive proxy statement for the 2022 Annual Meeting of Stockholders.

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

The information required by this Item 11 will appear in, and is hereby incorporated by reference from, the information under the headings "Executive and Director Compensation" in our definitive proxy statement for the 2022 Annual Meeting of Stockholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this Item 12 will appear in, and is hereby incorporated by reference from, the information under the heading "Security Ownership of Certain Beneficial Owners and Management – Ownership of Common Stock – Directors and Executive Officers," and "Security Ownership of Certain Beneficial Owners and Management – Ownership of Common Stock – Principal Stockholders" in our definitive proxy statement for the 2022 Annual Meeting of Stockholders.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth certain information as of December 31, 2021 regarding compensation plans under which our equity securities are authorized for issuance.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options	(b) Weighted – Average Exercise Price of Outstanding Options	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by stockholders	300,741	$22.77	2,812,906	(1)
Equity compensation plans not approved by stockholders	—	—	—
Total	300,741	$22.77	2,812,906

(1)	Reflects shares of common stock available for issuance under our 2020 Stock Incentive Plan, the only equity compensation plan approved by our stockholders under which we continue to grant awards.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS AND DIRECTOR INDEPENDENCE.

The information required by this Item 13 will appear in, and is hereby incorporated by reference from, the information under the heading "Corporate Governance – Certain Relationships and Related Party Transactions" and "Corporate Governance – Director Independence" in our definitive proxy statement for the 2022 Annual Meeting of Stockholders.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by this Item 14 will appear in, and is hereby incorporated by reference from, the information under the heading "Proposal 2 – Non-Binding Ratification of Appointment of Independent Registered Public Accounting Firm" in our definitive proxy statement for the 2022 Annual Meeting of Stockholders.

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

Schedule III-Real Estate Assets and Accumulated Depreciation.

Information with respect to this item begins on page F-44 of this Annual Report on Form 10-K. Other schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the financial statements or notes thereto.

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

4.4	Form of 4.625% Senior Note due 2023 (incorporated by reference to Exhibit A to Exhibit 4.2 hereof).

4.5	Form of 5.00% Senior Note due 2022 (incorporated by reference to Exhibit A to Exhibit 4.9 hereof).

4.6	Form of 4.75% Senior Note due 2027 (incorporated by reference to Exhibit A to Exhibit 4.10 hereof).

4.7	Form of 8.25% Senior Note due 2026 (incorporated by reference to Exhibit A to Exhibit 4.19 hereof).

4.8

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

4.10

Second Supplemental Indenture (2027 Notes), dated as of October 13, 2017, by and among the Company, the Guarantors, and U.S. Bank National Association, as Trustee (previously filed as Exhibit 4.2 to the Company's Current Report on Form 8-K (Commission File no. 001-16109), filed with the Commission on October 13, 2017 and incorporated herein by this reference).

4.11

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

4.16

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

4.19

Third Supplemental Indenture (2026 Notes), dated as of April 14, 2021, by and among the Company, certain of its subsidiaries, and Regions Bank, successor-in-interest to U.S. Bank National Association, as Trustee (previously filed as Exhibit 4.2 to the Company's Current Report on Form 8-K (Commission File No. 001-16109), filed with the Commission on April 14, 2021 and incorporated herein by this reference).

4.20

Fourth Supplemental Indenture (2026 Notes), dated as of September 29, 2021, by and among the Company, certain of its subsidiaries, and Regions Bank, successor-in-interest to U.S. Bank National Association, as Trustee (previously filed as Exhibit 4.3 to the Company's Current Report on Form 8-K (Commission File No. 001-16109), filed with the Commission on September 19, 2021 and incorporated herein by this reference).

4.21

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

10.17

Form of Executive Employment Agreement, effective as of January 1, 2021 (previously filed as Exhibit 10.17 to the Company's Annual Report on Form 10-K (Commission File no. 001-16109), filed with the Commission on February 22, 2021 and incorporated herein by this reference).

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

101*

The following financial information from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2021, formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statements of Stockholders' Equity, and (v) the Notes to Consolidated Financial Statements. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

104*	The cover page from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2021, formatted in Inline XBRL (included in Exhibit 101).

ITEM 16.	FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CORECIVIC, INC.

Date: February 18, 2022	By:	/s/ Damon T. Hininger
Damon T. Hininger, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Damon T. Hininger	February 17, 2022
Damon T. Hininger, President and Chief Executive Officer (Principal Executive Officer and Director)

/s/ David M. Garfinkle	February 17, 2022
David M. Garfinkle, Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ Mark A. Emkes	February 17, 2022
Mark A. Emkes, Chairman of the Board of Directors

/s/ Donna M. Alvarado	February 17, 2022
Donna M. Alvarado, Director

/s/ Robert J. Dennis	February 17, 2022
Robert J. Dennis, Director

/s/ Stacia A. Hylton	February 17, 2022
Stacia A. Hylton, Director

/s/ Harley G. Lappin	February 17, 2022
Harley G. Lappin, Director

/s/ Anne L. Mariucci	February 17, 2022
Anne L. Mariucci, Director

/s/ Thurgood Marshall, Jr.	February 17, 2022
Thurgood Marshall, Jr., Director

/s/ Devin I. Murphy	February 17, 2022
Devin I. Murphy, Director

/s/ Charles L. Overby	February 17, 2022
Charles L. Overby, Director

/s/ John R. Prann, Jr.	February 17, 2022
John R. Prann, Jr., Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of CoreCivic, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of CoreCivic, Inc. and subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and financial statement schedule listed in the Index at Item 15(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 18, 2022 expressed an unqualified opinion thereon.

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

Critical Audit Matter

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

Impairment of Long-Lived Assets
Description of the Matter

At December 31, 2021, the Company’s property and equipment, net of accumulated depreciation, was $2.3 billion, which includes $148.9 million related to six idle correctional facilities and $14.5 million related to other idle facilities. As discussed in Note 2 and Note 6 to the consolidated financial statements, long-lived assets other than goodwill are reviewed for impairment when circumstances indicate the carrying value of an asset may not be recoverable. The Company estimates undiscounted cash flows for each facility with an impairment indicator, including the idle facilities described above. When the estimated undiscounted cash flows associated with the asset or group of assets are less than their carrying value, an impairment is recognized as the difference between the carrying value of the asset and its fair value.

Auditing management’s evaluation of long-lived assets for impairment was subjective due to the estimation uncertainty in determining the future undiscounted cash flows of facilities where indicators of impairment are determined to be present.  These estimates are particularly sensitive to the assumption as to whether and when the Company will obtain contracts to utilize idle facilities in the future, which can be affected by expectations about market developments and public policy as well as management’s intent to hold and operate each facility over the term and in the manner assumed in the analysis.

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
Nashville, Tennessee
February 18, 2022

CORECIVIC, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	December 31,
ASSETS	2021	2020
Cash and cash equivalents	$299,645	$113,219
Restricted cash	11,062	23,549
Accounts receivable, net of credit loss reserve of $7,931 and $6,103, respectively	282,809	267,705
Prepaid expenses and other current assets	26,872	33,243
Assets held for sale	6,996	279,406
Total current assets	627,384	717,122
Real estate and related assets:
Property and equipment, net of accumulated depreciation of $1,657,709 and $1,559,388, respectively	2,283,256	2,350,272
Other real estate assets	218,915	228,243
Goodwill	4,844	5,902
Non-current deferred tax assets	—	11,113
Other assets	364,539	396,663
Total assets	$3,498,938	$3,709,315
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable and accrued expenses	$305,592	$274,318
Current portion of long-term debt	35,376	39,087
Total current liabilities	340,968	313,405
Long-term debt, net	1,492,046	1,747,664
Deferred revenue	27,551	18,336
Non-current deferred tax liabilities	88,157	—
Other liabilities	177,748	216,468
Total liabilities	2,126,470	2,295,873
Commitments and contingencies
Preferred stock – $0.01 par value; 50,000 shares authorized; none issued and outstanding at December 31, 2021 and 2020, respectively	—	—
Common stock – $0.01 par value; 300,000 shares authorized; 120,285 and 119,638 shares issued and outstanding at December 31, 2021 and 2020, respectively	1,203	1,196
Additional paid-in capital	1,869,955	1,835,494
Accumulated deficit	(498,690)	(446,519)
Total stockholders' equity	1,372,468	1,390,171
Non-controlling interest - operating partnership	—	23,271
Total equity	1,372,468	1,413,442
Total liabilities and stockholders' equity	$3,498,938	$3,709,315

The accompanying notes are an integral part of these consolidated financial statements.

CORECIVIC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	For the Years Ended December 31,
	2021	2020	2019
REVENUE	$1,862,616	$1,905,485	$1,980,689
EXPENSES:
Operating	1,337,065	1,406,376	1,422,769
General and administrative	135,770	124,338	127,078
Depreciation and amortization	134,738	150,861	144,572
Contingent consideration for acquisition of businesses	—	620	—
Shareholder litigation expense	54,295	—	—
Asset impairments	11,378	60,628	4,706
	1,673,246	1,742,823	1,699,125
OTHER INCOME (EXPENSE):
Interest expense, net	(85,542)	(83,299)	(84,401)
Expenses associated with debt repayments and refinancing transactions	(56,279)	(7,141)	(602)
Gain (loss) on sale of real estate assets	38,766	(13,023)	287
Other income (expense)	(212)	525	(123)
INCOME BEFORE INCOME TAXES	86,103	59,724	196,725
Income tax expense	(137,999)	(4,386)	(7,839)
NET INCOME (LOSS)	(51,896)	55,338	188,886
Net income attributable to non-controlling interest	—	(1,181)	—
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(51,896)	$54,157	$188,886
BASIC EARNINGS (LOSS) PER SHARE	$(0.43)	$0.45	$1.59
DILUTED EARNINGS (LOSS) PER SHARE	$(0.43)	$0.45	$1.59
DIVIDENDS DECLARED PER SHARE	$—	$0.44	$1.76

The accompanying notes are an integral part of these consolidated financial statements.

CORECIVIC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Years Ended December 31,
	2021	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(51,896)	$55,338	$188,886
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	134,738	150,861	144,572
Asset impairments	11,378	60,628	4,706
Amortization of debt issuance costs and other non-cash interest	7,345	5,519	3,351
Expenses associated with debt repayments and refinancing transactions	56,279	7,141	602
Deferred income taxes	99,270	4,945	(1,162)
Loss (gain) on sale of real estate	(38,766)	13,023	(287)
Other expenses and non-cash items	5,830	13,616	13,320
Non-cash revenue and other income	(718)	(7,301)	(11,292)
Non-cash equity compensation	18,733	17,264	17,267
Changes in assets and liabilities, net:
Accounts receivable, prepaid expenses and other assets	(10,628)	16,769	(16,938)
Accounts payable, accrued expenses and other liabilities	31,666	17,727	11,359
Net cash provided by operating activities	263,231	355,530	354,384
CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for facility development and expansions	(18,612)	(27,591)	(136,128)
Expenditures for other capital improvements	(62,272)	(56,196)	(57,192)
Acquisitions, net of cash acquired	—	(8,849)	(48,396)
Net proceeds from sale of assets	320,754	113,602	4,295
Increase in other assets	(1,447)	(7,998)	(7,168)
Net cash provided by (used in) investing activities	238,423	12,968	(244,589)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of debt and borrowings from credit facility	740,563	374,000	1,146,691
Scheduled principal repayments	(35,305)	(32,254)	(14,121)
Principal repayments of credit facility	(284,000)	(520,000)	(648,000)
Repayment of non-recourse mortgage notes	(161,930)	(51,311)	—
Repayment of senior notes and Term Loan B	(516,350)	—	(325,000)
Payment of debt defeasance, issuance and other refinancing and related costs	(64,987)	(11,162)	(4,296)
Payment of lease obligations for financing leases	(559)	(543)	(538)
Contingent consideration for acquisition of businesses	(1,000)	—	(7,398)
Proceeds from exercise of stock options	—	—	876
Purchase and retirement of common stock	(1,639)	(3,575)	(3,531)
Dividends paid	(2,508)	(105,978)	(209,522)
Net cash used in financing activities	(327,715)	(350,823)	(64,839)
NET INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	173,939	17,675	44,956
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of period	136,768	119,093	74,137
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of period	$310,707	$136,768	$119,093
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Debt assumed on acquisition of property	$—	$52,217	$—
Establishment of right of use assets and lease liabilities	$1,483	$116,263	$137,946
Distributions to non-controlling interest	$5,897	$—	$—
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest (net of amounts capitalized of $0.4 million, $0.5 million, and $6.0 million in 2021, 2020, and 2019, respectively)	$80,587	$88,132	$85,698
Income taxes paid	$36,477	$1,322	$16,437

The accompanying notes are an integral part of these consolidated financial statements.

CORECIVIC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2021, 2020 AND 2019

(in thousands)

	Stockholders' Equity					Non-
						controlling
	Common Stock		Additional		Total	Interest -
		Par	Paid-in	Accumulated	Stockholders'	Operating	Total
	Shares	Value	Capital	Deficit	Equity	Partnership	Equity
Balance as of December 31, 2018	118,674	$1,187	$1,807,202	$(393,330)	$1,415,059	$—	$1,415,059
Net income	—	—	—	188,886	188,886	—	188,886
Retirement of common stock	(164)	(2)	(3,529)	—	(3,531)	—	(3,531)
Dividends declared on common stock ($1.76 per share)	—	—	—	(211,868)	(211,868)	—	(211,868)
Restricted stock compensation, net of forfeitures	—	—	17,267	—	17,267	—	17,267
Restricted stock grants	524	5	(5)	—	—	—	—
Stock options exercised	62	1	875	—	876	—	876
Cumulative effect of adoption of new accounting standard	—	—	—	(29,940)	(29,940)	—	(29,940)
Balance as of December 31, 2019	119,096	$1,191	$1,821,810	$(446,252)	$1,376,749	$—	$1,376,749
Net income	—	—	—	54,157	54,157	1,181	55,338
Retirement of common stock	(209)	(2)	(3,573)	—	(3,575)	—	(3,575)
Dividends declared on common stock ($0.44 per share)	—	—	—	(53,415)	(53,415)	—	(53,415)
Reductions in dividends on RSUs	—	—	—	27	27	—	27
Restricted stock compensation, net of forfeitures	—	—	17,264	—	17,264	—	17,264
Restricted stock grants	751	7	(7)	—	—	—	—
Cumulative effect of adoption of new accounting standard	—	—	—	(1,036)	(1,036)	—	(1,036)
Contributions to operating partnership	—	—	—	—	—	23,271	23,271
Distributions to non-controlling interest	—	—	—	—	—	(1,181)	(1,181)
Balance as of December 31, 2020	119,638	$1,196	$1,835,494	$(446,519)	$1,390,171	$23,271	$1,413,442
Net loss	—	—	—	(51,896)	(51,896)	—	(51,896)
Retirement of common stock	(220)	(2)	(1,637)	—	(1,639)	—	(1,639)
Dividends on RSUs	—	—	—	(275)	(275)	—	(275)
Restricted stock compensation, net of forfeitures	—	—	18,733	—	18,733	—	18,733
Restricted stock grants	867	9	(9)	—	—	—	—
Distributions to non-controlling interest	—	—	—	—	—	(5,897)	(5,897)
Termination of operating partnership	—	—	17,374	—	17,374	(17,374)	—
Balance as of December 31, 2021	120,285	$1,203	$1,869,955	$(498,690)	$1,372,468	$—	$1,372,468

The accompanying notes are an integral part of these consolidated financial statements.

CORECIVIC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021, 2020 AND 2019

1.	ORGANIZATION AND OPERATIONS

CoreCivic, Inc. (together with its subsidiaries, the "Company" or "CoreCivic") is the nation's largest owner of partnership correctional, detention, and residential reentry facilities and one of the largest prison operators in the United States.  The Company also believes it is the largest private owner of real estate used by government agencies in the U.S. Through three segments, CoreCivic Safety, CoreCivic Community, and CoreCivic Properties, the Company provides a broad range of solutions to government partners that serve the public good through corrections and detention management, a network of residential reentry centers to help address America's recidivism crisis, and government real estate solutions.  As of December 31, 2021, through its CoreCivic Safety segment, the Company operated 46 correctional and detention facilities, 41 of which the Company owned, with a total design capacity of approximately 69,000 beds.  Through its CoreCivic Community segment, the Company owned and operated 26 residential reentry centers with a total design capacity of approximately 5,000 beds.  In addition, through its CoreCivic Properties segment, the Company owned 10 properties for lease to third parties and used by government agencies, totaling 1.8 million square feet.

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

On August 5, 2020, the Company announced that the Board of Directors ("BOD") unanimously approved a plan to revoke the Company's REIT election and become a taxable C Corporation, effective January 1, 2021.  As a result, the Company no longer operates under REIT rules, including the requirement to distribute at least 90% of its taxable income to its stockholders, which provides the Company with greater flexibility to use its free cash flow.  Effective January 1, 2021, the Company is subject to federal and state income taxes on its taxable income at applicable tax rates, and is no longer entitled to a tax deduction for dividends paid.  The Company continued to operate as a REIT for the 2020 tax year, and existing REIT requirements and limitations, including those established by the Company’s organizational documents, remained in place until January 1, 2021. The BOD also voted unanimously to discontinue the Company's quarterly dividend and prioritize allocating the Company’s free cash flow to reduce debt.
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

Restricted Cash

Restricted cash at December 31, 2021 and 2020 included deposit accounts totaling $11.1 million and $10.3 million, respectively, to ensure the timely payment of certain operating expenses, capital expenditures and debt service associated with the SSA-Baltimore property (prior to it being sold in June 2021) and the Lansing Correctional Facility, as further discussed in Notes 6 and 10.  The restricted cash accounts are required under the terms of the indebtedness securing such properties.  Restricted cash at December 31, 2020 also included $13.2 million for deposits primarily associated with Government Real Estate Solutions, LLC ("GRES") as further discussed in Note 6.

Accounts Receivable and Credit Loss Reserve

At December 31, 2021 and 2020, accounts receivable of $282.8 million and $267.7 million, respectively, were net of credit loss reserve totaling $7.9 million and $6.1 million, respectively.  Accounts receivable consist primarily of amounts due from federal, state, and local government agencies for the utilization of CoreCivic's properties.  Accounts receivable also consist of amounts due for operating and managing the Company's correctional, detention, and residential reentry facilities, as well as its electronic monitoring and case management services operations.

Accounts receivable are stated at estimated net realizable value.  CoreCivic recognizes reserves for credit losses to ensure receivables are not overstated due to uncollectibility.  Credit loss reserves are maintained for customers using an expected loss model based on a variety of factors, including the nature of the accounts receivable, risks of loss, length of time receivables are past due, and historical experience.  If circumstances related to customers change, estimates of the recoverability of receivables would be further adjusted.

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

Accounting for the Impairment of Long-Lived Assets Other Than Goodwill

Long-lived assets other than goodwill are reviewed for impairment when circumstances indicate the carrying value of an asset may not be recoverable.  The Company estimates undiscounted cash flows for each facility with an impairment indicator.  An impairment is recognized when the estimated undiscounted cash flows associated with the asset or group of assets is less than their carrying value.  If impairment exists, an adjustment is made to write the asset down to its fair value, and a loss is recorded as the difference between the carrying value and fair value.  Fair values are determined based on quoted market values, comparable sales data, discounted cash flows or internal and external appraisals, as applicable.

Goodwill

Goodwill represents the cost in excess of the fair value of net assets of businesses acquired. As further discussed in Note 3, goodwill is tested for impairment at least annually using a fair-value based approach.

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

Revenue Recognition

Revenue is recognized over time when control of the promised service is transferred to CoreCivic’s customers, in an amount that reflects consideration CoreCivic expects to be entitled for those services which is typically in the form of a fixed rate. These services are considered to be a performance obligation and are generally satisfied in one to thirty days depending on the performance obligation. CoreCivic maintains contracts with certain governmental entities to manage their facilities for fixed per diem rates.  CoreCivic also maintains contracts with various federal, state, and local governmental entities for the housing of offenders in company-owned facilities at fixed per diem rates or monthly fixed rates.  These contracts usually contain expiration dates with renewal options ranging from annual to multi-year renewals.  Most of these contracts have current terms that require renewal every two to five years.  Additionally, most facility management contracts contain clauses that allow the government agency to terminate a contract without cause and are generally subject to legislative appropriations.  CoreCivic generally expects to renew these contracts for periods consistent with the remaining renewal options allowed by the contracts or other reasonable extensions; however, no assurance can be given that such renewals will be obtained.  Fixed monthly rate revenue is recorded in the month earned and fixed per diem revenue, including revenue under those contracts that include guaranteed minimum populations, is recorded based on the per diem rate multiplied by the number of offenders housed or guaranteed during the respective period.

Certain of the government agencies also have the authority to audit and investigate CoreCivic's contracts with them.  If the agency determines that CoreCivic has improperly allocated costs to a specific contract or otherwise was unable to perform certain contractual services, CoreCivic may not be reimbursed for those costs and could be required to refund the amount of any such costs that have been reimbursed, or to pay liquidated damages.  In these instances, the amounts are required to be returned to the customer and are considered to be variable consideration and are classified as reductions to revenue.

Lease revenue is recognized in accordance with ASC 842, "Leases". In accordance with ASC 842, minimum lease revenue is recognized on a straight-line basis over the term of the related lease. Lease incentives are recognized as a reduction to lease revenue on a straight-line basis over the term of the related lease. Lease revenue associated with expense reimbursements from tenants is recognized in the period that the related expenses are incurred based upon the tenant lease provision.

Other revenue consists primarily of revenues associated with the Company's electronic monitoring and case management services, as well as ancillary revenues associated with operating correctional, detention and residential reentry facilities, such as commissary, phone, and vending sales.  Revenues are also generated from prisoner transportation services for governmental agencies.  Revenue is recorded at a point in time when goods are provided or over time when services are provided.

Self-Funded Insurance and Litigation Reserves

CoreCivic is self-insured for employee health, workers' compensation, automobile liability claims, and general liability claims.  As such, CoreCivic's insurance expense is largely dependent on claims experience and CoreCivic's ability to control its claims experience. CoreCivic has consistently accrued the estimated liability for employee health insurance based on its history of claims experience and time lag between the incident date and the date the cost is paid by CoreCivic.  CoreCivic has accrued the estimated liability for workers' compensation claims based on an actuarially determined liability, discounted to the net present value of the outstanding liabilities, using a combination of actuarial methods used to project ultimate losses, and the Company's automobile insurance claims based on estimated development factors on claims incurred. The liability for employee health, workers' compensation, and automobile insurance includes estimates for both claims incurred and for claims incurred but not reported.  CoreCivic records its best estimate of the probable costs for the resolution of certain claims and legal proceedings in which it is involved, if estimable. In addition, the Company is subject to current and potential future claims and legal proceedings for which little or no accrual has been reflected because the Company's current assessment of the potential exposure is nominal, or because the Company cannot reasonably estimate the amount of loss or range of loss, if any, that may result. These estimates have been developed in consultation with CoreCivic's General Counsel's office and, as appropriate, outside counsel handling these matters, and are based upon an analysis of potential results, assuming a combination of litigation and settlement strategies. These estimates could change in the future.

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

CoreCivic elected to become a taxable C Corporation effective January 1, 2021. CoreCivic operated in compliance with REIT requirements for federal income tax purposes from January 1, 2013 through December 31, 2020.  During the years the Company elected REIT status, the Company generally was not subject to corporate level federal income tax on taxable income it distributed to its stockholders as long as it met the organizational and operational requirements under the REIT rules. However, certain subsidiaries made an election to be treated as TRSs in conjunction with the Company's REIT election.  The TRS elections permitted CoreCivic to engage in certain business activities in which the REIT could not engage directly, so long as these activities were conducted in entities that elected to be treated as TRSs under the Internal Revenue Code of 1986, as amended.  A TRS is subject to federal and state income taxes on the income from these activities and therefore, CoreCivic included a provision for taxes in its consolidated financial statements, even in periods it operated as a REIT.

CoreCivic's deferred tax assets and liabilities are classified as non-current on the consolidated balance sheets. See Note 12 for further discussion of the significant components of CoreCivic's deferred tax assets and liabilities.

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

Fair Value of Financial Instruments

To meet the reporting requirements of ASC 825, "Financial Instruments", regarding fair value of financial instruments, CoreCivic calculates the estimated fair value of financial instruments using market interest rates, quoted market prices of similar instruments, or discounted cash flow techniques with observable Level 1 inputs for publicly traded debt and Level 2 inputs for all other financial instruments, as defined in ASC 820, "Fair Value Measurement".  At December 31, 2021 and 2020, there were no material differences between the carrying amounts and the estimated fair values of CoreCivic's financial instruments, other than as follows (in thousands):

	December 31,
	2021		2020
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Note receivable from APM	$3,063	$3,491	$3,094	$3,896
Debt	$(1,551,932)	$(1,560,346)	$(1,809,517)	$(1,774,016)

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

CoreCivic derives its revenues primarily from amounts earned under federal, state, and local government contracts.  For each of the years ended December 31, 2021, 2020, and 2019, federal correctional and detention authorities represented 56%, 52%, and 51%, respectively, of CoreCivic's total revenue.  Federal correctional and detention authorities consist primarily of U.S. Immigration and Customs Enforcement ("ICE"), the United States Marshals Service ("USMS"), and the Federal Bureau of Prisons ("BOP").  ICE accounted for 30%, 28%, and 29% of total revenue for 2021, 2020, and 2019, respectively.  The USMS accounted for 23%, 21%, and 17% of total revenue for 2021, 2020, and 2019, respectively.  The BOP accounted for 3%, 3%, and 5% of total revenue for 2021, 2020, and 2019, respectively.  These federal customers have management contracts at facilities CoreCivic owns and at facilities CoreCivic manages but does not own.  State revenues from contracts at correctional, detention, and residential reentry facilities that CoreCivic operates represented 32%, 33%, and 34% of total revenue during the years ended December 31, 2021, 2020, and 2019, respectively.  ICE and the USMS each generated 10% or more of total revenue during 2021, 2020, and 2019. Although the revenue generated from each of these agencies is derived from numerous management contracts and various types of properties, i.e. correctional, detention, and reentry, the loss of one or more of such contracts could have a material impact on CoreCivic's financial condition and results of operations.

On January 26, 2021, President Biden issued the Executive Order on Reforming Our Incarceration System to Eliminate the Use of Privately Operated Criminal Detention Facilities ("Private Prison EO"). The Private Prison EO directs the Attorney General to not renew United States Department of Justice ('DOJ") contracts with privately operated criminal detention facilities.  Two agencies of the DOJ, the BOP and the USMS, utilize CoreCivic's services. As a result of the Executive Order, the Company expects that one contract with the BOP may not be renewed when it expires in 2022. With respect to the USMS, the Company expects that there may be further developments as each contract with the USMS reaches its expiration date.

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

ASU 2017-04, "Intangibles-Goodwill and Other (Topic 350): Simplifying the Test of Goodwill Impairment", establishes accounting and reporting requirements for goodwill and other intangible assets. Goodwill was $4.8 million and $5.9 million as of December 31, 2021 and 2020, respectively, all of which was related to the Company's CoreCivic Safety segment.

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

CoreCivic's managed-only contract for the 1,030-bed Marion County Jail in Indianapolis, Indiana terminated and operations transitioned to Marion County effective January 31, 2022.  Marion County constructed a replacement facility that became fully operational in January 2022. The County intends to redevelop the property where the Marion County Jail was located, and CoreCivic received notice in the second quarter of 2021 that the County intended to terminate the management contract effective December 31, 2021. The contract was subsequently extended through January 31, 2022 to allow the County more time to prepare for the transition. As a result of this expected contract termination, during the second quarter of 2021, the Company recognized an asset impairment charge of $2.9 million, including $1.1 million for goodwill associated with this managed-only facility's reporting unit and $1.8 million for other assets associated with this facility.

4.	REAL ESTATE AND RELATED ASSETS

At December 31, 2021, CoreCivic owned 67 correctional, detention, and residential reentry real estate properties, and 10 properties for lease to third parties.  At December 31, 2021, CoreCivic also managed five correctional and detention facilities owned by governmental agencies.

Property and equipment, at cost, consists of the following (in thousands):

	December 31,
	2021	2020
Land and improvements	$247,525	$253,289
Buildings and improvements	3,175,090	3,171,307
Equipment and software	436,831	420,894
Office furniture and fixtures	38,256	37,704
Construction in progress	43,263	26,466
	3,940,965	3,909,660
Less: Accumulated depreciation	(1,657,709)	(1,559,388)
	$2,283,256	$2,350,272

Construction in progress primarily consists of property improvements in process. Interest is capitalized on construction in progress and amounted to $0.4 million, $0.5 million, and $6.0 million in 2021, 2020, and 2019, respectively.

Depreciation expense was $132.9 million, $141.7 million, and $137.7 million for the years ended December 31, 2021, 2020, and 2019, respectively.

Ten of the facilities owned by CoreCivic are subject to options that allow various governmental agencies to purchase those facilities. Certain of these options to purchase are based on a depreciated book value while others are based on a fair market value calculation.  Four of the facilities that are subject to options are accounted for in accordance with ASC 853 and are recorded in other real estate assets on the consolidated balance sheets, as further described in Note 2.  As of December 31, 2021 and 2020, CoreCivic had $218.9 million and $228.2 million, respectively in other real estate assets, including $140.5 million and $143.6 million, respectively, accounted for as a contract cost and $78.4 million and $84.6 million, respectively, accounted for as costs of fulfilling the related service contract.

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

As further described in Note 2, CoreCivic accounts for leases in accordance with ASC 842.  CoreCivic leases land and buildings from third-party lessors for multiple properties under operating leases that expire over varying dates through 2032.  The ROU asset related to these leases amounted to $170.0 million and $194.1 million at December 31, 2021 and 2020, respectively, while the current portion of the lease liability amounted to $22.6 million and $21.6 million and the long-term portion of the liability amounted to $121.3 million and $144.8 million at December 31, 2021 and 2020, respectively.  As of December 31, 2021, the weighted-average lease term of the operating leases was 5.4 years and the weighted average discount rate associated with the operating leases was 6.2%.

CoreCivic leases the South Texas Family Residential Center and the site upon which it was constructed from a third-party lessor.  CoreCivic's lease agreement with the lessor is over a base period concurrent with an inter-governmental service agreement ("IGSA") with ICE, which was amended in September 2020 to extend the term of the agreement through September 2026.  ICE's termination rights, which permit ICE to terminate the agreement for convenience or non-appropriation of funds, without penalty, by providing CoreCivic with at least a 60-day notice, were unchanged under the extension.  Concurrent with the extension of the amended IGSA, the lease with the third-party lessor for the site was also extended through September 2026. Other terms of the extended lease agreement were unchanged and provide us with the ability to terminate the lease if ICE terminates the amended IGSA associated with the facility. As a result of the lease modification, the Company re-measured the lease liability at the effective date of the modification and recognized a corresponding adjustment to increase the ROU asset amounting to $116.0 million. Under provisions of ASC 842, CoreCivic determined that the South Texas Family Residential Center lease with the third-party lessor includes a non-lease component for food services representing approximately 44% of the consideration paid under the lease.

The expense incurred for all operating leases, inclusive of short-term and variable leases, but exclusive of the non-lease food services component of the South Texas Family Residential Center lease, was $34.6 million, $34.9 million, and $34.8 million for the years ended December 31, 2021, 2020, and 2019, respectively.  The cash payments for operating leases are reflected as cash flows from operating activities on the accompanying consolidated statements of cash flows and cash payments for financing leases are reflected as cash flows from financing activities.  Future minimum lease payments as of December 31, 2021 for the Company's operating lease liabilities, inclusive of $136.5 million of payments expected to be made under the cancelable lease at the South Texas facility (excluding the non-lease food services component), are as follows (in thousands):

2022	$32,778
2023	32,323
2024	32,244
2025	32,223
2026	24,982
Thereafter	14,570
Total future minimum lease payments	169,120
Less amount representing interest	(25,203)
Total present value of minimum lease payments	$143,917

In addition, through its CoreCivic Properties segment, as of December 31, 2021, the Company owned $193.3 million in property and equipment at 10 properties for lease to third parties and used by government agencies under operating and finance leases that expire over varying dates through 2040, some of which contain renewal options.  In accordance with ASC 842, minimum lease revenue is recognized on a straight-line basis over the term of the related lease. Lease incentives are recognized as a reduction to lease revenue on a straight-line basis over the term of the related lease. Lease revenue associated with expense reimbursements from tenants is recognized in the period that the related expenses are incurred based upon the tenant lease provision.  See Note 6 for further discussion regarding a 20-year lease agreement with the Kansas Department of Corrections ("KDOC").  Future undiscounted cash flows to be received from third-party lessees as of December 31, 2021 for the Company's operating and finance leases are as follows (in thousands):

2022	$66,552
2023	62,959
2024	56,583
2025	52,991
2026	52,910
Thereafter	347,959

6.	REAL ESTATE TRANSACTIONS

Acquisitions, Dispositions, and Assets Held for Sale

2019 Acquisitions and Dispositions.  On February 20, 2019, CoreCivic acquired the South Raleigh Reentry Center, a 60-bed residential reentry center in Raleigh, North Carolina, for $0.9 million, excluding transaction-related expenses. In connection with the acquisition, CoreCivic provides reentry services for both male and female residents under custody of the BOP.

On May 6, 2019, CoreCivic acquired a 36,520-square foot office building in Detroit, Michigan, for $7.2 million, excluding transaction-related expenses, that was built-to-suit for the state of Michigan's Department of Health and Human Services ("MDHHS") in 2002.  This property was acquired through GRES. The property was 100% leased to the Michigan Department of Technology, Management and Budget ("MDTMB") on behalf of MDHHS through June 2028 and included one six-year renewal option at the sole discretion of the MDTMB. During the fourth quarter of 2020, the MDTMB provided notice of its intent to exercise its executive cancellation provision to terminate the lease effective December 31, 2020.  CoreCivic disposed this property in 2021, as further described hereafter.

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

On June 24, 2019, CoreCivic sold a property which was leased to a third-party and located in Chester, Pennsylvania for $3.4 million. The property had a net carrying value of $3.1 million at the time of the sale, with the gain on the sale of $0.3 million recognized in the second quarter of 2019 and reflected in gain (loss) on sale of real estate assets on the consolidated statement of operations.

2020 Acquisitions and Dispositions.  On January 2, 2020, CoreCivic completed the acquisition of a portfolio of 28 properties, 24 of which the counter-party contributed to GRES, an unrestricted subsidiary controlled by the Company, for total consideration of $83.2 million, excluding transaction-related expenses.  All of the properties were leased to the federal government through the General Services Administration ("GSA"), an independent agency of the United States Government. CoreCivic financed the acquisition with $7.7 million of cash, assumed debt of $52.2 million, and the balance with the issuance of 1.3 million shares of Class A Common Interests in GRES that were convertible into cash or, at the Company's option, shares of the Company's common stock following a two-year holding period on a one-for-one basis (the "Operating Partnership Units"), using a partnership structure. In allocating the purchase price of the acquisition, CoreCivic recorded $77.4 million of net tangible assets, $7.5 million of identifiable intangible assets, and $4.9 million of tenant improvements.

On December 23, 2020, CoreCivic completed the sale of 42 government-leased properties, including the portfolio of 28 properties acquired in 2020 and the remaining properties acquired in 2017 and 2018, in a single transaction to a third party for an aggregate price of $106.5 million, generating net proceeds of $27.8 million after the repayment of the debt related to GRES, and other transaction-related costs. Net cash proceeds were used to pay down a portion of the amounts outstanding under the Company's Revolving Credit Facility. In accordance with a Tax Protection Agreement, the Company agreed to provide certain tax protection payments to the contributing partners of GRES, limited to the cash and certain other resources held by GRES.  After recognizing the tax protection payments in connection with this sale, the Company reported a net loss on sale of $17.9 million.

2021 Dispositions.  During June 2021, CoreCivic provided notice to the partners of GRES of its intent to distribute the remaining assets and terminate the partnership.  The Company terminated the partnership in September 2021 and cancelled the Operating Partnership Units for no consideration.  As part of the termination, the Company transferred the deed of an idled property located in Detroit, Michigan to the partners of GRES.  The Detroit property was previously a government-leased property in the Company's Properties segment.  During the third quarter of 2021, the Company reported an increase to stockholders' equity of $17.4 million resulting from the termination of the partnership.

On May 28, 2021, CoreCivic completed the sale of two leased properties, the Capital Commerce Center, primarily leased to an agency of the State of Florida in Tallahassee, Florida, and a warehouse property leased to the GSA in Dayton, Ohio, in a single transaction to a third party for an aggregate price of $73.0 million, generating net proceeds of $46.2 million after the repayment of the debt related to the Capital Commerce Center and other transaction-related costs.  In addition, on June 29, 2021, the Company completed the sale of a property leased to the GSA in Baltimore, Maryland to a third party for a price of $253.0 million, generating net proceeds of $76.4 million after the repayment of the debt related to the Baltimore property and other transaction-related costs.  After repayment of the non-recourse mortgage notes, remaining net cash proceeds from the sale of these three leased properties, which were previously classified as held for sale, were used to pay down a portion of the amounts outstanding under the Company's Revolving Credit Facility. The Company recognized a total net gain on the sales of these three properties in the second quarter of 2021 of $38.9 million.

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

Assets Held for Sale.  As of December 31, 2021, CoreCivic had two facilities in its CoreCivic Community segment held for sale.  The aggregate carrying value of the property and equipment of these two facilities, amounting to $7.0 million, was reflected as assets held for sale on the Company's consolidated balance sheet as of December 31, 2021.  The Company subsequently closed on the sale of one of these two facilities in February 2022 and expects to close on the sale of the second facility in March 2022.

As of December 31, 2020, CoreCivic had three real estate assets held for sale. The aggregate net book value of the property and equipment of these three properties, amounting to $241.8 million, and the other assets associated with the properties, consisting of deferred leasing costs and other assets amounting to $37.6 million, were reflected as assets held for sale on the Company's consolidated balance sheet as of December 31, 2020.  The Company subsequently closed on the sale of these three properties in 2021.

Financing Leasing Transactions

On January 24, 2018, CoreCivic entered into a 20-year lease agreement with the KDOC for a 2,432-bed correctional facility to be constructed by the Company in Lansing, Kansas.  The new facility replaced the Lansing Correctional Facility, Kansas' largest correctional complex for adult male inmates, originally constructed in 1863.  CoreCivic will be responsible for facility maintenance throughout the 20-year term of the lease, at which time ownership will revert to the state of Kansas.  Construction of the facility commenced in the first quarter of 2018, and construction was completed in January 2020, at which time the lease commenced.  CoreCivic accounts for the lease with the KDOC partially as a financing receivable under ASU 2016-02, "Leases (Topic 842)", with the remaining portion of the lease payments attributable to maintenance services and capital expenditures as revenue streams under ASC 606, "Revenue from Contracts with Customers".   As of December 31, 2021 and 2020, the financing receivable was $145.0 million and $147.5 million, respectively, recognized in Other Assets on the consolidated balance sheet.  During 2021 and 2020, the Lansing Correctional Facility generated $4.5 million and $2.6 million, respectively, of revenue associated with the non-lease services components of the arrangement, and $8.8 million and $8.4 million of interest income, respectively.

Idle Facilities

As of December 31, 2021, CoreCivic had six idled CoreCivic Safety correctional facilities that are currently available and being actively marketed as solutions to meet the needs of potential customers. The following table summarizes each of the idled facilities and their respective carrying values, excluding equipment and other assets that could generally be transferred and used at other facilities CoreCivic owns without significant cost (dollars in thousands):

	Net Carrying Values at December 31,
Facility	2021	2020
Prairie Correctional Facility	$14,416	$14,646
Huerfano County Correctional Center	15,230	15,895
Diamondback Correctional Facility	36,917	38,346
Marion Adjustment Center	10,743	11,047
Kit Carson Correctional Center	50,950	52,757
West Tennessee Detention Facility	20,622	20,842
	$148,878	$153,533

As of December 31, 2021, CoreCivic also had one idled non-core facility in its Safety segment containing 240 beds with an aggregate net book value of $3.1 million, and four idled facilities in its Community segment, containing an aggregate of 740 beds with an aggregate net book value of $11.4 million, one of which is a community facility classified as held for sale as described herein.

CoreCivic incurred operating expenses at these idled facilities of approximately $8.0 million, $7.4 million, and $7.1 million during the period they were idle for the years ended December 31, 2021, 2020, and 2019, respectively.  The 2021 amount excludes the expenses incurred at the West Tennessee Detention Facility during the fourth quarter of 2021.  As more fully described hereafter, the West Tennessee facility was idled upon the expiration of a USMS contract on September 30, 2021.  However, CoreCivic has retained a certain staffing level at the facility in order to quickly respond should the Company enter into a new contract with a government agency in the near-term.

Two of the four idled facilities in the CoreCivic Community segment are located in Oklahoma. As a result of the lower resident populations from the state of Oklahoma because of the novel coronavirus and related variants ("COVID-19"), CoreCivic transferred the remaining resident populations at its 390-bed Tulsa Transitional Center to Oklahoma's system, idling the Tulsa facility during the third quarter of 2020.  Closure of the Tulsa facility followed the closure of the 200-bed Oklahoma City Transitional Center during the second quarter of 2020, and the 289-bed Turley Residential Center in Oklahoma in 2019.  CoreCivic reactivated the Turley Residential Center during the first quarter of 2021 pursuant to a new contract awarded from the BOP during the fourth quarter of 2020 for residential reentry and home confinement services to be provided in the state of Oklahoma, and provides the BOP additional reentry services at the Company's owned and operated Oklahoma Reentry Opportunity Center, which supplements the existing utilization by the state of Oklahoma, pursuant to this new contract.  During April 2021, as a result of lower resident populations from Denver County because of COVID-19, CoreCivic transferred the resident populations at its 90-bed Ulster Facility in Colorado to its Dahlia Facility in Colorado, idling the Ulster Facility, which is now under an agreement to be sold as further described hereafter. The fourth idle facility in the Community segment, the 60-bed Columbine Facility located in Colorado, was idled in the second quarter of 2020.

CoreCivic had a direct contract with the USMS to care for detainees at the Company's 600-bed West Tennessee Detention Facility that expired on September 30, 2021 and was not renewed.  CoreCivic has been actively marketing the facility to other government agencies, and in August 2021, submitted a formal response to a government agency's request for proposal to utilize the West Tennessee facility. As of December 31, 2021, the West Tennessee facility had a net book value of $20.6 million.

CoreCivic had a direct contract with the USMS to care for detainees at its 1,033-bed Leavenworth Detention Center that expired on December 31, 2021 and was not renewed. The Company has been actively marketing the facility and is currently in discussions with, and has submitted proposals to, other potential government partners to utilize the Leavenworth facility. As of December 31, 2021, the Leavenworth facility had a net book value of $54.2 million.

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

The Company estimated undiscounted cash flows for each facility with an impairment indicator, including the idle facilities described above. The Company’s estimated undiscounted cash flows reflect the Company’s most recent expectations around potential utilization of the facilities and projected cash flows based on historical cash flows, cash flows of comparable facilities, and recent contract negotiations for utilization. The Company concluded that the estimated undiscounted cash flows exceeded carrying values for each facility as of December 31, 2021.

Other Real Estate Impairments

During the fourth quarter of 2021, CoreCivic entered into separate purchase and sale agreements for its 120-bed Fox Facility and Training Center and its idle 90-bed Ulster Facility, two residential reentry facilities in the Community segment.  The two facilities are located in Denver, Colorado and have recently been under-utilized by Denver County.  CoreCivic concluded the sale of these two properties met the criteria for classification as assets held for sale as of December 31, 2021, requiring the properties to be valued at the lower of current carrying value or fair value less costs to sell.  The aggregate gross sales price of the two properties is expected to be $9.9 million, resulting in a gain on sale of approximately $2.0 million to be recognized upon completion of the sales expected to occur in the first quarter of 2022, after recognizing an impairment in the fourth quarter of 2021 of $2.0 million for one of the facilities to reflect the lower fair value less costs to sell upon its recognition as an asset held for sale.

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

CoreCivic has a 50% ownership interest in APM, an entity holding the management contract for a correctional facility, HM Prison Forest Bank, under a 25-year prison management contract with an agency of the United Kingdom government.  CoreCivic has determined that its joint venture investment in APM represents a variable interest entity ("VIE") in accordance with ASC 810, "Consolidation" of which CoreCivic is not the primary beneficiary.  The Forest Bank facility, located in Salford, England, was previously constructed and owned by a wholly-owned subsidiary of CoreCivic, which was sold in April 2001.  All gains and losses under the joint venture are accounted for using the equity method of accounting.  During 2000, CoreCivic extended a working capital loan to APM, which has an outstanding balance of $3.1 million as of December 31, 2021.

For the years ended December 31, 2021, 2020, and 2019, equity in losses of the joint venture was $138,000, $192,000, and $128,000, respectively.  The equity in losses of the joint venture is included in other income (expense) in the consolidated statements of operations.  As of December 31, 2021, the equity in the net deficit of APM was $0.3 million and is applied as a reduction in the carrying value of the outstanding working capital loan of $3.1 million, which is reported in other assets on the accompanying consolidated balance sheets.  The outstanding working capital loan of $3.1 million, net of the $0.3 million equity in the net deficit of APM, represents CoreCivic's maximum exposure to loss in connection with APM.

CoreCivic determined that its joint venture investment in GRES also represented a VIE.  CoreCivic had 100% voting control in GRES. Accordingly, CoreCivic concluded that it was the primary beneficiary of GRES and consolidates the VIE.  The primary beneficiary is the entity that has (i) the power to direct the activities that most significantly impact the entity's economic performance and (ii) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could be significant to the VIE. See Note 6 for further discussion regarding the termination of the GRES partnership in September 2021.

8.	OTHER ASSETS

Other assets consist of the following (in thousands):

	December 31,
	2021	2020
Intangible assets, less accumulated amortization of $12,236 and $10,351, respectively	$8,998	$10,866
Financing receivable - Kansas lease	145,036	147,481
ROU lease assets	169,968	194,080
Lease incentive assets	4,171	4,813
Debt issuance costs, less accumulated amortization of $3,173 and $2,332, respectively	1,020	1,855
Cash equivalents and cash surrender value of life insurance held in Rabbi trust	15,453	14,940
Straight-line rent receivable	648	2,196
Insurance receivable	13,522	14,353
Note receivable from APM	3,063	3,094
Other	2,660	2,985
	$364,539	$396,663

The gross carrying amount of intangible assets amounted to $21.2 million at both December 31, 2021 and 2020.  Amortization expense related to intangible assets was $1.9 million, $9.1 million, and $6.8 million for 2021, 2020, and 2019, respectively, and depending upon the nature of the asset, was either reported as operating expense or depreciation and amortization in the accompanying statement of operations for the respective periods.

As of December 31, 2021, the estimated amortization expense related to intangible assets for each of the next five years is as follows (in thousands):

2022	$1,323
2023	489
2024	466
2025	462
2026	454

9.	ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER LONG-TERM LIABILITIES

Accounts payable and accrued expenses consist of the following (in thousands):

	December 31,
	2021	2020
Trade accounts payable	$90,809	$85,359
Accrued salaries and wages	51,893	43,564
Income taxes payable	1,995	1,567
Accrued dividends on RSUs	1,144	3,148
Accrued workers' compensation and auto liability	8,526	7,379
Accrued litigation	6,844	5,861
Accrued employee medical insurance	6,444	7,035
Accrued property taxes	27,634	27,780
Accrued interest	16,742	9,516
Lease liabilities	31,055	26,046
Deferred revenue	10,896	8,693
Construction payable	2,282	1,821
Deferred employer payroll taxes	14,795	14,795
Other	34,533	31,754
	$305,592	$274,318

Other long-term liabilities consist of the following (in thousands):

	December 31,
	2021	2020
Intangible contract liability	$4,643	$5,030
Accrued workers' compensation	32,311	31,868
Accrued deferred compensation	11,905	11,802
Lease financing obligation	7,358	7,508
Lease liabilities	121,348	144,769
Deferred employer payroll taxes	—	14,795
Other	183	696
	$177,748	$216,468

10.	DEBT

Debt outstanding consists of the following (in thousands):

	December 31,
	2021	2020
Revolving Credit Facility maturing April 2023. Interest payable periodically at variable interest rates. The weighted average rate at December 31, 2020 was 1.7%.	$—	$219,000
Term Loan A maturing April 2023. Interest payable periodically at variable interest rates. The rate at December 31, 2021 and 2020 was 1.4% and 1.6%, respectively. Unamortized debt issuance costs amounted to $0.0 million and $0.1 million at December 31, 2021 and 2020, respectively.	170,000	180,000
Term Loan B maturing December 2024. Interest payable periodically at variable interest rates. The rate at both December 31, 2021 and 2020 was 5.5%. Unamortized debt issuance costs amounted to $2.0 million and $4.1 million at December 31, 2021 and 2020, respectively.	128,750	237,500
4.625% Senior Notes maturing May 2023. Unamortized debt issuance costs amounted to $0.4 million and $1.5 million at December 31, 2021 and 2020, respectively. A portion of these notes was repurchased during the second and fourth quarters of 2021 in privately negotiated transactions, as further described hereafter.	173,650	350,000
5.0% Senior Notes. Unamortized debt issuance costs amounted to $0.8 million at December 31, 2020. These notes were fully redeemed in April 2021, as further described hereafter.	—	250,000
4.75% Senior Notes maturing October 2027. Unamortized debt issuance costs amounted to $2.3 million and $2.7 million at December 31, 2021 and 2020, respectively.	250,000	250,000
8.25% Senior Notes maturing April 2026. Unamortized debt issuance costs amounted to $12.9 million at December 31, 2021.	675,000	—
4.5% Capital Commerce Center Non-Recourse Mortgage Note. Unamortized debt issuance costs amounted to $0.3 million at December 31, 2020. This note was repaid in connections with the sale of Capital Commerce Center, as further described hereafter.	—	20,934
4.43% Lansing Correctional Center Non-Recourse Mortgage Note maturing January 2040. Unamortized debt issuance costs amounted to $3.0 million and $3.1 million at December 31, 2021 and 2020, respectively.	154,532	157,607
4.5% SSA- Baltimore Non-Recourse Mortgage Note. Unamortized debt issuance costs amounted to $0.2 million at December 31, 2020. This note was repaid in connection with the sale of SSA-Baltimore, as further described hereafter.	—	144,476
Total debt	1,551,932	1,809,517
Unamortized debt issuance costs	(20,588)	(12,766)
Net unamortized original issue discount	(3,922)	(10,000)
Current portion of long-term debt	(35,376)	(39,087)
Long-term debt, net	$1,492,046	$1,747,664

Revolving Credit Facility.  On April 17, 2018, CoreCivic entered into a Second Amended and Restated Credit Agreement (referred to herein as the "Bank Credit Facility") in an aggregate principal amount of up to $1.0 billion.  The Bank Credit Facility provides for a term loan of $200.0 million (the "Term Loan A") and a revolving credit facility in an aggregate principal amount of up to $800.0 million (the "Revolving Credit Facility"). The Bank Credit Facility has a maturity of April 2023.  The Bank Credit Facility also contains an "accordion" feature that provides for uncommitted incremental extensions of credit in the form of increases in the revolving commitments or incremental term loans of up to $350.0 million. At CoreCivic's option, interest on outstanding borrowings under the Revolving Credit Facility is based on either a base rate plus a margin ranging from 0.00% to 1.00% or at the London Interbank Offered Rate ("LIBOR") plus a margin ranging from 1.00% to 2.00% based on CoreCivic's then-current leverage ratio.  The Revolving Credit Facility includes a $30.0 million sublimit for swing line loans that enables CoreCivic to borrow at the base rate from the Administrative Agent on same-day notice.

Based on CoreCivic's total leverage ratio, loans under the Revolving Credit Facility currently bear interest at the base rate plus a margin of 0.50% or at LIBOR plus a margin of 1.25%, and a commitment fee equal to 0.35% of the unfunded balance.  The Revolving Credit Facility also has a $50.0 million sublimit for the issuance of standby letters of credit. As of December 31, 2021, CoreCivic had no borrowings outstanding under the Revolving Credit Facility and had $13.9 million in letters of credit outstanding, resulting in $786.1 million available under the Revolving Credit Facility.

The Bank Credit Facility is secured by a pledge of all of the capital stock of CoreCivic's domestic restricted subsidiaries, 65% of the capital stock of CoreCivic's foreign subsidiaries, all of CoreCivic's accounts receivable, and all of CoreCivic's deposit accounts. The Bank Credit Facility requires CoreCivic to meet certain financial covenants, including, without limitation, a maximum total leverage ratio, a maximum secured leverage ratio, and a minimum fixed charge coverage ratio.  As of December 31, 2021, CoreCivic was in compliance with all such covenants.  In addition, the Bank Credit Facility contains certain covenants that, among other things, limit the incurrence of additional indebtedness, payment of dividends and other customary restricted payments, permitted investments, transactions with affiliates, asset sales, mergers and consolidations, liquidations, prepayments and modifications of other indebtedness, liens and other encumbrances and other matters customarily restricted in such agreements.  In addition, the Bank Credit Facility is subject to certain cross-default provisions with terms of CoreCivic's other unsecured indebtedness, and is subject to acceleration upon the occurrence of a change of control.

As a result of opposition to immigration, detention and incarceration policies and the association of private companies with the enforcement of such policies, some banks, including several that are currently parties to the Bank Credit Facility, have announced that they do not expect to continue providing credit or financial services to private entities that own or operate correctional and detention facilities, including CoreCivic, or to otherwise participate in the provision of credit or financial services in connection with the development or operation of correctional and detention facilities that are associated with private companies.  The banks that are currently parties to the Bank Credit Facility are obligated to honor their commitments under the Bank Credit Facility until its maturity.

Incremental Term Loan A.  Interest rate margins under the Term Loan A are the same as the interest rate margins under the Revolving Credit Facility.  The Term Loan A also has the same collateral requirements, financial and certain other covenants, and cross-default provisions as the Revolving Credit Facility.  The Term Loan A, which is pre-payable without penalty, also has a maturity concurrent with the Revolving Credit Facility due April 2023, with scheduled quarterly principal payments through April 2023.  As of December 31, 2021, the outstanding balance of the Term Loan A was $170.0 million.

Senior Secured Term Loan B.  On December 18, 2019, CoreCivic entered into a $250.0 million Senior Secured Term Loan B ("Term Loan B" and, together with the Bank Credit Facility, the "Credit Agreements").  The Term Loan B bears interest at a rate of LIBOR plus 4.50%, with a 1.00% LIBOR floor (or, at CoreCivic's option, a base rate plus 3.50%), and has a five-year maturity with scheduled quarterly principal payments through December 2024.  The Term Loan B is secured by a first lien on certain specified real property assets, representing a loan-to-value of no greater than 80%.  CoreCivic can prepay the Term Loan B at any time and from time to time, without premium or penalty. The Term Loan B was issued at a price of 95% of the principal amount of the Term Loan B, resulting in a discount of $12.5 million, which is amortized into interest expense over the term of the Term Loan B.  CoreCivic capitalized approximately $5.1 million of costs associated with the issuance of the Term Loan B.  During October 2021 and in accordance with the terms of the Term Loan B, CoreCivic repaid $90.0 million of the outstanding balance of the Term Loan B using cash on hand.  As a result, the Company reported a charge of $4.1 million for the pro rata write-off of unamortized debt issuance costs and the original issue discount. As of December 31, 2021, the outstanding balance of the Term Loan B was $128.8 million.

Senior Notes.  Interest on the $173.7 million remaining principal balance outstanding on CoreCivic's 4.625% senior notes issued in April 2013 with an original principal amount of $350.0 million (the "4.625% Senior Notes") accrues at the stated rate and is payable in May and November of each year.  The 4.625% Senior Notes are scheduled to mature on May 1, 2023.  Interest on the $250.0 million aggregate principal amount of CoreCivic's 4.75% senior notes issued in October 2017 (the "4.75% Senior Notes") accrues at the stated rate and is payable in April and October of each year.  The 4.75% Senior Notes are scheduled to mature on October 15, 2027.

The 4.625% Senior Notes, the 4.75% Senior Notes, and the 8.25% Senior Notes, described hereafter, collectively referred to herein as the "Senior Notes", are senior unsecured obligations of the Company and are guaranteed by all of the Company's subsidiaries that guarantee the Bank Credit Facility.  CoreCivic may redeem all or part of the 4.625% Senior Notes and the 4.75% Senior Notes at any time prior to three months before their respective maturity date at a "make-whole" redemption price, plus accrued and unpaid interest thereon to, but not including, the redemption date.  Thereafter, the 4.625% Senior Notes and the 4.75% Senior Notes are redeemable at CoreCivic's option, in whole or in part, at a redemption price equal to 100% of the aggregate principal amount of the notes to be redeemed plus accrued and unpaid interest thereon to, but not including, the redemption date.

On April 14, 2021, the Company completed an underwritten registered offering of $450.0 million aggregate principal amount of 8.25% senior unsecured notes due 2026 (the "Original 8.25% Senior Notes"), which are guaranteed by the Company's existing and future subsidiaries that guarantee the Bank Credit Facility. The Original 8.25% Senior Notes were priced at 99.0% of face value and as a result have an effective yield to maturity of 8.50%. The net proceeds from the issuance of the Original 8.25% Senior Notes totaled approximately $435.1 million, after deducting the original issuance and underwriting discounts and estimated offering expenses. The Company used a significant amount of the net proceeds from the offering of the Original 8.25% Senior Notes (i) to redeem all of the $250.0 million aggregate principal amount of CoreCivic's 5.0% senior notes issued in September 2015 (the "5.0% Senior Notes"), including the payment of the applicable "make-whole" redemption amount of $15.5 million and accrued interest, and (ii) to otherwise repay or reduce its other indebtedness, including repurchasing $149.0 million of its 4.625% Senior Notes at an aggregate purchase price of $151.2 million in privately negotiated transactions, reducing the outstanding balance of the 4.625% Senior Notes to $201.0 million. In the second and fourth quarters of 2021, the Company purchased an additional $27.3 million of its 4.625% Senior Notes at par in open market purchases, further reducing the outstanding balance of the 4.625% Senior Notes to $173.7 million.

The "make-whole" redemption amount paid in connection with the redemption of the 5.0% Senior Notes, originally scheduled to mature on October 15, 2022, and the aggregate price paid for the 4.625% Senior Notes in excess of the principal amount of the notes repurchased resulted in charges of $19.2 million during the second quarter of 2021, including costs associated with the repurchases and the proportionate write-off of existing debt issuance costs.  The remaining net proceeds were used to pay down a portion of the amounts outstanding under the Revolving Credit Facility and for general corporate purposes.

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

Interest on the 8.25% Senior Notes accrues at the stated rate and is payable in April and October of each year.  The 8.25% Senior Notes are scheduled to mature on April 15, 2026.

The Company may redeem all or part of the 8.25% Senior Notes at any time prior to April 15, 2024, in whole or in part, at a "make-whole" redemption price, plus accrued and unpaid interest thereon to, but not including, the redemption date.  Thereafter, the 8.25% Senior Notes are redeemable at CoreCivic's option, in whole or in part, at a redemption price expressed as a percentage of the principal amount thereof, which percentage is 104.125% beginning on April 15, 2024 and 100% beginning on April 15, 2025, plus, in each such case, accrued and unpaid interest thereon to, but not including, the redemption date.

The indentures governing the Senior Notes contain certain customary covenants that, subject to certain exceptions and qualifications, restrict CoreCivic's ability to, among other things, create or permit to exist certain liens and consolidate, merge or transfer all or substantially all of CoreCivic's assets.  In addition, if CoreCivic experiences specific kinds of changes in control, CoreCivic must offer to repurchase all or any portion of the Senior Notes.  The offer price for the Senior Notes in connection with a change in control would be 101% of the aggregate principal amount of the notes repurchased plus accrued and unpaid interest, if any, on the notes repurchased to the date of purchase.  The indenture related to our 8.25% senior notes due 2026 additionally limits our ability to incur indebtedness, make restricted payments and investments and prepay certain indebtedness.  The Senior Notes are also subject to certain cross-default provisions with the terms of CoreCivic's Bank Credit Facility, as well as the credit agreement governing the Term Loan B.

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

Lansing Correctional Facility.  On April 20, 2018, CoreCivic of Kansas, LLC (the "Issuer"), a wholly-owned unrestricted subsidiary of the Company, priced $159.5 million in aggregate principal amount of non-recourse senior secured notes of the Issuer (the "Kansas Notes"), in a private placement pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended.  The private placement closed on June 1, 2018.  The Company used the proceeds of the private placement, which were drawn on quarterly funding dates beginning in the second quarter of 2018, to fund construction of the Lansing Correctional Facility, along with costs and expenses of the project.  The Kansas Notes have a yield to maturity of 4.43% and are scheduled to mature in January 2040, 20 years following completion of the project, which occurred in January 2020. Principal and interest on the Kansas Notes are payable in quarterly payments, which began in July 2020 and continue until maturity. CoreCivic may redeem all or part of the Kansas Notes at any time upon written notice of not less than 30 days and not more than 60 days prior to the date fixed for such prepayment, with a "make-whole" amount, together with interest on the Kansas Notes accrued to, but not including, the redemption date. CoreCivic capitalized approximately $3.4 million of costs associated with the private placement. Because the Issuer has been designated as an unrestricted subsidiary of the Company under terms of the Company's Credit Agreements, the issuance and service of the Kansas Notes, and the revenues and expenses associated with the facility lease, do not impact the financial covenants associated with the Company's Credit Agreements.  As of December 31, 2021, the outstanding balance of the Kansas Notes was $154.5 million.

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

As of December 31, 2021, neither CoreCivic nor any of its subsidiary guarantors had any material or significant restrictions on CoreCivic's ability to obtain funds from its subsidiaries by dividend or loan or to transfer assets from such subsidiaries.

Other Debt Transactions

Letters of Credit.  At December 31, 2021 and 2020, CoreCivic had $13.9 million and $14.8 million, respectively, in outstanding letters of credit.  The letters of credit were issued to secure CoreCivic's workers' compensation and general liability insurance policies, performance bonds, utility deposits, and for a debt service reserve requirement under terms of the Kansas Notes.

Debt Maturities

Scheduled principal payments as of December 31, 2021 for the next five years and thereafter were as follows (in thousands):

2022	$35,376
2023	354,796
2024	96,597
2025	5,823
2026	681,326
Thereafter	378,014
Total debt	$1,551,932

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

Under the fixed monthly payment schedule of the original amended IGSA, ICE agreed to pay CoreCivic $70.0 million in two $35.0 million installments during the fourth quarter of 2014 and graduated fixed monthly payments over the remaining months of the contract. As a result of extending the amortization period for the deferred revenue associated with the 2020 amended IGSA over the extended term of the agreement, CoreCivic's non-cash revenue associated with the amended IGSA decreased by approximately $2.7 million per quarter, from $3.4 million to $0.7 million, effective beginning in the fourth quarter of 2020. During the years ended December 31, 2021, 2020, and 2019, CoreCivic recognized $159.7 million, $167.7 million, and $170.6 million, respectively, in revenue associated with the amended IGSA with the unrecognized balance of the fixed monthly payments reported in deferred revenue.  The current portion of deferred revenue is reflected within accounts payable and accrued expenses while the long-term portion is reflected in deferred revenue on the accompanying consolidated balance sheets.  As of December 31, 2021 and 2020, total deferred revenue associated with this agreement amounted to $12.6 million and $15.2 million, respectively.
12.	INCOME TAXES

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

During the years in which the Company elected REIT status, CoreCivic was entitled to a deduction for dividends paid, resulting in a substantial reduction in the amount of the REIT's federal income tax expense.  During those years, substantially all of CoreCivic's income tax expense was incurred based on the earnings generated by its TRSs.  CoreCivic recorded an income tax expense of $138.0 million, $4.4 million, and $7.8 million for the years ended December 31, 2021, 2020 and 2019, respectively.  Income tax expense during 2021 included $114.2 million primarily resulting from the revaluation of the Company's net deferred tax liabilities due to the completion of all significant actions necessary to revoke its REIT election.  Income tax expense during 2020 included $3.1 million that had been deferred during the construction period of the Lansing Correctional Facility, which was owned by a TRS of the Company until it converted to a qualified REIT subsidiary ("QRS") upon completion of construction in the first quarter of 2020.  Because ownership of this facility reverts to the state of Kansas upon expiration of the twenty-year lease, the construction and subsequent lease of the facility to the State was a deemed sale for federal and state income tax purposes.  The gain on sale was reported as a deferred tax asset based on the percentage of completion method over the construction period.  This deferred tax asset was revalued to zero upon conversion of the TRS to a QRS.

Income tax expense (benefit) is comprised of the following components (in thousands):

	For the Years Ended December 31,
	2021	2020	2019
Current income tax expense (benefit)
Federal	$32,137	$(1,928)	$5,324
State	6,592	1,369	3,677
	38,729	(559)	9,001
Deferred income tax expense (benefit)
Federal	86,703	3,878	(489)
State	12,567	1,067	(673)
	99,270	4,945	(1,162)
Income tax expense	$137,999	$4,386	$7,839

Significant components of CoreCivic's deferred tax assets and liabilities as of December 31, 2021 and 2020, are as follows (in thousands):

	December 31,
	2021	2020
Noncurrent deferred tax assets:
Asset reserves and liabilities not yet deductible for tax	$37,612	$21,482
Depreciation	8,478	49
ROU lease assets	41,440	530
Losses and tax credit carryforwards	7,647	3,782
Intangible assets	9,150	699
Other	13,715	490
Total noncurrent deferred tax assets	118,042	27,032
Less valuation allowance	(6,352)	(848)
Total noncurrent deferred tax assets	111,690	26,184
Noncurrent deferred tax liabilities:
Depreciation	(149,189)	(9,965)
Lease liabilities	(40,900)	(520)
Intangible liabilities	(8,532)	(2,149)
Other	(1,226)	(2,437)
Total noncurrent deferred tax liabilities	(199,847)	(15,071)
Net total noncurrent deferred tax assets (liabilities)	$(88,157)	$11,113

A reconciliation of the income tax provision at the statutory income tax rate and the effective tax rate as a percentage of income from continuing operations before income taxes for the years ended December 31, 2021, 2020, and 2019 is as follows:

	2021	2020	2019
Statutory federal rate	21.0%	21.0%	21.0%
Revaluation of deferred tax liabilities	132.7	—	—
Dividends paid deduction	—	(24.9)	(18.9)
State taxes, net of federal tax benefit	4.8	1.9	1.2
Permanent differences	2.8	2.2	1.2
Deferred tax expense on Kansas lease structure	—	5.2	—
Tax benefit of equity-based compensation	2.6	1.1	0.1
Other items, net	(3.6)	0.8	(0.6)
	160.3%	7.3%	4.0%

CoreCivic's effective tax rate was 160.3%, 7.3%, and 4.0% during 2021, 2020, and 2019, respectively.  During the years the Company elected REIT status, CoreCivic was entitled to a deduction for dividends paid, resulting in a substantial reduction in the amount of the REIT's federal income tax expense.  Substantially all of CoreCivic's income tax expense during the years the Company elected REIT status was incurred based on the earnings generated by its TRSs.

As of December 31, 2021, the Company’s tax attributes were offset by a valuation allowance totaling $6.4 million, which increased by $5.5 million from 2020. The valuation allowance against deferred tax assets is related to the Company’s investment in GRES and certain state tax credits.

On March 27, 2020, President Trump signed into law the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”). The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferral of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. The accelerated depreciation methods for qualified improvement property significantly reduced the Company's taxable income and, therefore, its distribution requirement as a REIT for 2020.  During 2020, the Company deferred payment of $29.6 million of employer-side social security payments. Half of this deferred amount was paid in December 2021.   The other half, amounting to $14.8 million, will be due December 31, 2022.

The Company's consolidated effective tax rate could fluctuate in the future based on changes in estimates of taxable income, the implementation of additional tax planning strategies, changes in tax laws, changes in estimates related to uncertain tax positions, or changes in state apportionment factors, as well as changes in the valuation allowance applied to the Company's deferred tax assets that are based primarily on the amount of state net operating losses and tax credits that could expire unused.

CoreCivic had no liabilities for uncertain tax positions as of December 31, 2021 and 2020. CoreCivic recognizes interest and penalties related to unrecognized tax positions in income tax expense. CoreCivic does not currently anticipate that the total amount of unrecognized tax positions will significantly change in the next twelve months.

CoreCivic's U.S. federal income tax returns for tax years 2018 through 2020 remain subject to examination by the IRS.  The majority of states in which CoreCivic files income tax returns follow the same statute of limitations as the federal government.  Certain states in which CoreCivic files income tax returns have statutes that remain open from 2017.

13.	STOCKHOLDERS' EQUITY

Dividends on Common Stock

The tax characterization of dividends per share on common shares as reported to stockholders was as follows for the years ended December 31, 2020 and 2019 (unaudited):

			Ordinary		Return of	Total
Declaration Date	Record Date	Payable Date	Income		Capital	Per Share
February 21, 2019	April 1, 2019	April 15, 2019	0.383646	(1)	0.056354	$0.44
May 16, 2019	July 1, 2019	July 16, 2019	0.383646	(1)	0.056354	$0.44
August 15, 2019	October 1, 2019	October 15, 2019	0.383646	(1)	0.056354	$0.44
December 12, 2019	January 6, 2020	January 15, 2020	0.440000	(2)	—	$0.44
February 20, 2020	April 1, 2020	April 15, 2020	0.440000	(2)	—	$0.44

(1) $0.042774 of this amount constitutes a "Qualified Dividend", as defined by the IRS.

(2) $0.040745 of this amount constitutes a "Qualified Dividend", as defined by the IRS.

As further discussed in Note 1, on August 5, 2020, the BOD voted unanimously to approve a plan to revoke the Company’s REIT election and become a taxable C Corporation, effective January 1, 2021; the BOD also voted unanimously to discontinue the quarterly dividend and prioritize allocating the Company's free cash flow to reduce debt levels.

Common Stock

Restricted shares.  During 2021, CoreCivic issued approximately 2.7 million RSUs to certain of its employees and non-employee directors, with an aggregate value of $21.8 million, including 2.5 million RSUs to employees and non-employee directors whose compensation is charged to general and administrative expense and 0.2 million RSUs to employees whose compensation is charged to operating expense.  During 2020, CoreCivic issued approximately 1.2 million RSUs to certain of its employees and non-employee directors, with an aggregate value of $20.9 million, including 1.1 million RSUs to employees and non-employee directors whose compensation is charged to general and administrative expense and 0.1 million RSUs to employees whose compensation is charged to operating expense.

Since 2015, CoreCivic has established performance-based vesting conditions on the RSUs awarded to its officers and executive officers that, unless earlier vested under the terms of the agreements, are subject to vesting over a three-year period based upon the satisfaction of certain annual performance criteria, and no more than one-third of the RSUs could vest in any one performance period.  The RSUs awarded to officers and executive officers in 2019, 2020 and 2021 consist of a combination of awards with performance-based conditions and time-based conditions.  Unless earlier vested under the terms of the RSU agreements, the RSUs with time-based vesting conditions vest evenly generally on the first, second, and third anniversary of the award. The RSUs with performance-based vesting conditions are divided into one-third increments, each of which is subject to vesting based upon satisfaction of certain annual performance criteria established at the beginning of the fiscal years ending December 31, 2019, 2020, and 2021 for the 2019 awards, December 31, 2020, 2021, and 2022 for the 2020 awards, and December 31, 2021, 2022, and 2023 for the 2021 awards, and which can be increased up to 150% or decreased to 0% based on performance relative to the annual performance criteria, and further increased or decreased using a modifier of 80% to 120% based on CoreCivic's total shareholder return relative to a peer group.  Based on performance achieved for 2021, the RSUs subject to performance-based vesting criteria were increased by 150%, and were further increased by a 114.2% modifier based on CoreCivic's total shareholder return relative to the peer group. Because the performance criteria for the fiscal years ending December 31, 2022 and 2023 have not yet been established, the values of the third RSU increment of the 2020 awards and of the second and third increments of the 2021 awards for financial reporting purposes will not be determined until such criteria are established.  Time-based RSUs issued to other employees, unless earlier vested under the terms of the agreements, generally vest equally on the first, second, and third anniversary of the award.  RSUs issued to non-employee directors generally vest one year from the date of award.

Nonvested RSU transactions as of December 31, 2021 and for the year then ended are summarized below (in thousands, except per share amounts).

	Shares of RSUs	Weighted average grant date fair value
Nonvested at December 31, 2020	2,021	$18.40
Granted	2,707	$8.07
Cancelled	(284)	$10.66
Vested	(979)	$18.74
Nonvested at December 31, 2021	3,465	$10.35

During 2021, 2020, and 2019, CoreCivic expensed $18.7 million ($1.6 million of which was recorded in operating expenses and $17.1 million of which was recorded in general and administrative expenses), $17.3 million ($1.7 million of which was recorded in operating expenses and $15.6 million of which was recorded in general and administrative expenses), and $17.3 million ($1.8 million of which was recorded in operating expenses and $15.5 million of which was recorded in general and administrative expenses), net of forfeitures, relating to RSUs, respectively. As of December 31, 2021, CoreCivic had $16.3 million of total unrecognized compensation cost related to RSUs that is expected to be recognized over a remaining weighted-average period of 1.6 years.  The total fair value of RSUs that vested during 2021, 2020, and 2019 was $18.3 million, $17.4 million, and $13.4 million, respectively.

Termination of ATM Agreement

On August 25, 2021, CoreCivic terminated its Amended and Restated ATM Equity Offering Sales Agreement (“ATM Agreement”), with multiple sales agents, which permitted CoreCivic to offer and sell to or through the agents, from time to time, shares of its common stock, par value $0.01 per share, having an aggregate gross sales price of up to $200.0 million. No sales of the CoreCivic’s common stock were made under the ATM Agreement. During the third quarter of 2021, CoreCivic decided to terminate the Sales Agreement in connection with the expiration of the registration statement on Form S-3 (File No. 333-227078) that CoreCivic filed with the SEC on August 28, 2018, and because CoreCivic had no plans to issue shares of its common stock.

Preferred Stock

CoreCivic has the authority to issue 50.0 million shares of $0.01 par value per share preferred stock (the "Preferred Stock").  The Preferred Stock may be issued from time to time upon authorization by the BOD, in such series and with such preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends, qualifications or other provisions as may be fixed by CoreCivic's BOD.

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

Stock option transactions relating to CoreCivic's non-qualified stock option plans are summarized below (in thousands, except exercise prices):

	No. of options	Weighted- Average Exercise Price of options	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2020	472	$22.13
Granted	—	—
Exercised	—	—
Cancelled	(171)	21.00
Outstanding at December 31, 2021	301	$22.77	0.2	$—
Exercisable at December 31, 2021	301	$22.77	0.2	$—

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between CoreCivic's stock price as of December 31, 2021 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2021. This amount changes based on the fair market value of CoreCivic's stock. The total intrinsic value of options exercised during the year ended December 31, 2019 was $0.5 million.  There were no options exercised during 2020 and 2021.

At CoreCivic's 2020 annual meeting of stockholders held in May 2020, CoreCivic's stockholders approved the CoreCivic, Inc. 2020 Stock incentive Plan that authorized the issuance of new awards to an aggregate of up to 4.7 million shares. As of December 31, 2021, CoreCivic had 2.8 million shares available for issuance under the 2020 Stock Incentive Plan.
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

A reconciliation of the numerator and denominator of the basic earnings per share computation to the numerator and denominator of the diluted earnings per share computation is as follows (in thousands, except per share data):

	For the Years Ended December 31,
	2021	2020	2019
NUMERATOR
Basic:
Net income (loss) attributable to common stockholders	$(51,896)	$54,157	$188,886
Diluted:
Net income (loss) attributable to common stockholders	$(51,896)	$54,157	$188,886
Net income attributable to non-controlling interest	—	1,181	—
Diluted net income (loss) attributable to common stockholders	$(51,896)	$55,338	$188,886
DENOMINATOR
Basic:
Weighted average common shares outstanding	120,192	119,559	119,028
Diluted:
Weighted average common shares outstanding	120,192	119,559	119,028
Effect of dilutive securities:
Stock options	—	—	22
Restricted stock-based awards	—	28	114
Non-controlling interest - Operating Partnership Units	—	1,342	—
Weighted average shares and assumed conversions	120,192	120,929	119,164
BASIC EARNINGS (LOSS) PER SHARE	$(0.43)	$0.45	$1.59
DILUTED EARNINGS (LOSS) PER SHARE	$(0.43)	$0.45	$1.59

For the year ended December 31, 2021, 0.5 million restricted stock-based awards and 1.0 million non-controlling interest - operating partnership units were excluded from the computation of diluted loss per share because they were anti-dilutive. In addition, approximately 0.3 million, 0.5 million, and 0.5 million stock options were excluded from the computations of diluted earnings (loss) per share for the years ended December 31, 2021, 2020, and 2019, respectively, because they were anti-dilutive.

15.	COMMITMENTS AND CONTINGENCIES

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

On April 16, 2021, the Company reached an agreement in principle to settle the lawsuit.  The monetary terms of the settlement include a payment by the Company of $56.0 million in return for a dismissal of the case with prejudice and a full release of all claims against all defendants, including the Company and its current and former officers.  The settlement agreement, which was approved by the District Court on November 8, 2021, contains no admission of liability, wrongdoing, or responsibility by any of the defendants, including the Company.  As a result of the settlement, the Company recognized an expense of $54.3 million during the year ended December 31, 2021, which was net of the remaining insurance available under the Company's policies.

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

Retirement Plan

All employees of CoreCivic are eligible to participate in the CoreCivic 401(k) Savings and Retirement Plan (the "Plan") upon reaching age 18 and completing six months of qualified service.  Eligible employees may contribute up to 90% of their eligible compensation, subject to IRS limitations.  For the years ended December 31, 2021, 2020, and 2019, CoreCivic provided a discretionary matching contribution equal to 100% of the employee's contributions up to 5% of the employee's eligible compensation to employees with at least 500 hours of employment in the plan year. Employer matching contributions paid into the Plan each pay period vest immediately pursuant to safe harbor provisions adopted by the Plan. During 2021, 2020, and 2019, CoreCivic's discretionary contributions to the Plan were $15.2 million, $15.0 million, and $14.2 million, respectively.

Deferred Compensation Plans

CoreCivic provides two non-qualified deferred compensation plans (the "Deferred Compensation Plans") for non-employee directors and for certain senior executives.  The Deferred Compensation Plans are unfunded plans maintained for the purpose of providing CoreCivic's directors and certain of its senior executives the opportunity to defer a portion of their compensation.  Under the terms of the Deferred Compensation Plans, certain senior executives may elect to contribute on a pre-tax basis up to 50% of their base salary and up to 100% of their cash bonus, and non-employee directors may elect to contribute on a pre-tax basis up to 100% of their director retainer and meeting fees.  During the years ended December 31, 2021, 2020, and 2019, CoreCivic matched 100% of employee contributions up to 5% of total cash compensation.  CoreCivic also contributes a fixed rate of return on balances in the Deferred Compensation Plans, determined at the beginning of each plan year.  Matching contributions and investment earnings thereon become vested 20% after two years of service, 40% after three years of service, 80% after four years of service, and 100% after five or more years of service.  Distributions are generally payable no earlier than five years subsequent to the date an individual becomes a participant in the Plan, or upon termination of employment (or the date a director ceases to serve as a director of CoreCivic), at the election of the participant.  Distributions to senior executives must commence on or before the later of 60 days after the participant's separation from service or the fifteenth day of the month following the month the individual attains age 65.

During 2021, 2020, and 2019, CoreCivic provided a fixed return of 5.0% in each year to participants in the Deferred Compensation Plans.  CoreCivic has purchased life insurance policies on the lives of certain employees of CoreCivic, which are intended to fund distributions from the Deferred Compensation Plans.  CoreCivic is the sole beneficiary of such policies.  At the inception of the Deferred Compensation Plans, CoreCivic established an irrevocable Rabbi Trust to secure the plans' obligations.  However, assets in the Deferred Compensation Plans are subject to creditor claims in the event of bankruptcy.  During 2021, 2020, and 2019, CoreCivic recorded $0.2 million, $0.3 million, and $0.2 million, respectively, of matching contributions as general and administrative expense associated with the Deferred Compensation Plans.  Assets in the Rabbi Trust were $15.5 million and $14.9 million as of December 31, 2021 and 2020, respectively, and were reflected in other assets on the accompanying consolidated balance sheets. As of both December 31, 2021 and 2020, CoreCivic's liability related to the Deferred Compensation Plans was $12.5 million, which was reflected in accounts payable and accrued expenses and other liabilities on the accompanying consolidated balance sheets.

Employment and Severance Agreements

CoreCivic currently has employment agreements with several of its executive officers, which provide for the payment of certain severance amounts upon termination of employment under certain circumstances or a change of control, as defined in the agreements.
16.	SEGMENT REPORTING

As of December 31, 2021, CoreCivic operated 46 correctional and detention facilities, 41 of which the Company owned.  In addition, CoreCivic owned and operated 26 residential reentry centers and owned 10 properties for lease to third parties.  Management views CoreCivic's operating results in three operating segments, CoreCivic Safety, CoreCivic Community, and CoreCivic Properties.  CoreCivic Safety includes the operating results of those correctional and detention facilities placed into service that were owned, or controlled via a long-term lease, and managed by CoreCivic, as well as those correctional and detention facilities owned by a third party and managed by CoreCivic.  CoreCivic Safety also includes the operating results of TransCor America, LLC, a subsidiary of the Company that provides transportation services to governmental agencies.  CoreCivic Community includes the operating results of those residential reentry centers placed into service that were owned, or controlled via a long-term lease, and managed by CoreCivic.  CoreCivic Community also includes the operating results of the Company's electronic monitoring and case management services. CoreCivic Properties includes the operating results of those properties leased to third parties.  The operating performance of the three segments can be measured based on their net operating income.  CoreCivic defines facility net operating income as a facility's revenues less operating expenses.

The revenue and net operating income for each of the three segments and a reconciliation to CoreCivic's operating income is as follows for the three years ended December 31, 2021, 2020, and 2019 (in thousands):

	For the Years Ended December 31,
	2021	2020	2019
Revenue:
Safety	$1,693,968	$1,706,232	$1,779,958
Community	99,435	105,990	123,265
Properties	68,934	93,098	77,307
Total segment revenue	1,862,337	1,905,320	1,980,530
Operating expenses:
Safety	1,236,938	1,288,938	1,304,121
Community	81,610	88,903	95,159
Properties	18,155	28,128	22,803
Total segment operating expenses	1,336,703	1,405,969	1,422,083
Facility net operating income:
Safety	457,030	417,294	475,837
Community	17,825	17,087	28,106
Properties	50,779	64,970	54,504
Total facility net operating income	525,634	499,351	558,447
Other revenue (expense):
Other revenue	279	165	159
Other operating expense	(362)	(407)	(686)
General and administrative	(135,770)	(124,338)	(127,078)
Depreciation and amortization	(134,738)	(150,861)	(144,572)
Contingent consideration for acquisition of businesses	—	(620)	—
Shareholder litigation expense	(54,295)	—	—
Asset impairments	(11,378)	(60,628)	(4,706)
Interest expense, net	(85,542)	(83,299)	(84,401)
Expenses associated with debt repayments and refinancing transactions	(56,279)	(7,141)	(602)
Gain (loss) on sale of real estate assets, net	38,766	(13,023)	287
Other income (expense)	(212)	525	(123)
Income before income taxes	$86,103	$59,724	$196,725

The following table summarizes capital expenditures including accrued amounts for the years ended December 31, 2021, 2020, and 2019 (in thousands):

	For the Years Ended December 31,
	2021	2020	2019
Capital expenditures:
Safety	$56,978	$42,577	$77,662
Community	2,631	2,548	5,859
Properties	9,081	107,487	95,109
Corporate and other	12,804	6,877	12,111
Total capital expenditures	$81,494	$159,489	$190,741

The total assets are as follows (in thousands):

	December 31,
	2021	2020
Assets:
Safety	$2,532,319	$2,589,622
Community	233,179	234,475
Properties	352,681	676,374
Corporate and other	380,759	208,844
Total assets	$3,498,938	$3,709,315

17.	SUBSEQUENT EVENTS

During February 2022, CoreCivic issued approximately 2.1 million RSUs to certain of CoreCivic's employees and non-employee directors, with an aggregate value of $21.0 million.  Unless earlier vested under the terms of the RSU agreement, approximately 1.4 million RSUs were issued to officers and executive officers, a portion of which vest evenly on the first, second, and third anniversary of the award, and a portion of which are subject to vesting over a three-year period based upon satisfaction of certain annual performance criteria for the fiscal years ending December 31, 2022, 2023, and 2024, and which can be increased or decreased based on performance relative to the annual performance criteria, and further increased or decreased based on total shareholder return relative to a peer group.  Approximately 0.6 million RSUs issued to other employees vest evenly on the first, second, and third anniversary of the award.  Approximately 0.1 million RSUs issued to non-employee directors vest on the first anniversary of the award. Any RSUs that become vested will be settled in shares of CoreCivic's common stock.

CORECIVIC, INC. AND SUBSIDIARIES

SCHEDULE III - REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2021

(in thousands)

		Initial Cost to Company			Gross Amount at Which Carried at Close of Period
Description	Location	Land	Buildings and Improvements	Cost Capitalized Subsequent to Acquisition	Land and Land Improvements	Buildings and Leasehold Improvements	Total (A)		Accumulated Depreciation (B)	Date Constructed/ Acquired
Adams County Correctional Center	Adams County, Mississippi	$874	$119,565	$4,234	$1,104	$123,569	$124,673		$(32,947)	2008
Adams Transitional Center	Denver, Colorado	6,090	853	597	6,347	1,193	7,540		(199)	2017
Arapahoe Community Treatment Center	Englewood, Colorado	3,760	1,239	795	3,760	2,034	5,794		(368)	2017
Augusta Transitional Center	Augusta, Georgia	1,281	2,674	160	1,281	2,834	4,115		(317)	2017
Austin Residential Reentry Center	Del Valle, Texas	4,190	1,058	385	4,215	1,418	5,633		(448)	2015
Austin Transitional Center	Del Valle, Texas	19,488	4,607	1,043	19,500	5,638	25,138		(1,492)	2015
Bent County Correctional Facility	Las Animas, Colorado	550	13,115	68,749	1,601	80,813	82,414		(31,603)	1992
Bridgeport Pre-Parole Transfer Facility	Bridgeport, Texas	70	291	—	70	—	70	(E)	-	1995
CAI Boston Avenue	San Diego, California	800	11,440	1,296	845	12,691	13,536		(3,757)	2013
California City Correctional Center	California City, California	1,785	125,337	17,561	3,103	141,580	144,683		(62,041)	1999
Centennial Community Transition Center	Englewood, Colorado	4,905	1,256	399	5,021	1,539	6,560		(372)	2016
Central Arizona Florence Correctional Complex	Florence, Arizona	1,298	133,531	53,146	4,626	183,349	187,975		(86,198)	1994/1999
Cheyenne Transitional Center	Cheyenne, Wyoming	5,567	2,092	1,013	5,567	3,105	8,672		(799)	2015

CORECIVIC, INC. AND SUBSIDIARIES

SCHEDULE III - REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2021

(in thousands)

		Initial Cost to Company			Gross Amount at Which Carried at Close of Period
Description	Location	Land	Buildings and Improvements	Cost Capitalized Subsequent to Acquisition	Land and Land Improvements	Buildings and Leasehold Improvements	Total (A)	Accumulated Depreciation (B)	Date Constructed/ Acquired
Cibola County Corrections Center	Milan, New Mexico	444	16,215	33,496	1,446	48,709	50,155	(24,170)	1994
Cimarron Correctional Facility	Cushing, Oklahoma	250	71,303	46,599	879	117,273	118,152	(47,672)	1997
Coffee Correctional Facility (D)	Nicholls, Georgia	—	—	—	—	—	—	—	1998
Columbine Facility	Denver, Colorado	1,414	488	230	1,438	694	2,132	(186)	2016
Commerce Transitional Center	Commerce City, Colorado	5,166	1,758	414	5,166	2,172	7,338	(303)	2017
Corpus Christi Transitional Center	Corpus Christi, Texas	—	1,886	559	2	2,443	2,445	(1,517)	2015
Crossroads Correctional Center	Shelby, Montana	413	33,196	44,470	1,629	76,450	78,079	(44,757)	1999
Crowley County Correctional Facility	Olney Springs, Colorado	211	46,845	34,283	2,574	78,765	81,339	(31,689)	2003
Dahlia Facility	Denver, Colorado	6,788	727	292	6,835	972	7,807	(266)	2016
Dallas Transitional Center	Hutchins, Texas	—	3,852	1,753	—	5,605	5,605	(1,992)	2015
Davis Correctional Facility	Holdenville, Oklahoma	250	66,701	43,059	1,367	108,643	110,010	(44,293)	1996
Diamondback Correctional Facility	Watonga, Oklahoma	208	41,677	26,373	1,361	66,897	68,258	(31,341)	1998
Eden Detention Center	Eden, Texas	925	27,645	34,972	5,552	57,990	63,542	(28,858)	1995
El Paso Multi-Use Facility	El Paso, Texas	14,936	4,536	1,864	14,973	6,363	21,336	(1,642)	2015
El Paso Transitional Center	El Paso, Texas	10,325	4,198	868	10,400	4,991	15,391	(1,304)	2015
Eloy Detention Center	Eloy, Arizona	498	33,308	18,873	2,304	50,375	52,679	(27,561)	1995

CORECIVIC, INC. AND SUBSIDIARIES

SCHEDULE III - REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2021

(in thousands)

		Initial Cost to Company			Gross Amount at Which Carried at Close of Period
Description	Location	Land	Buildings and Improvements	Cost Capitalized Subsequent to Acquisition	Land and Land Improvements	Buildings and Leasehold Improvements	Total (A)	Accumulated Depreciation (B)	Date Constructed/ Acquired
Fort Worth Transitional Center	Fort Worth, Texas	3,251	334	362	3,266	681	3,947	(587)	2015
Fox Facility and Training Center (C)	Denver, Colorado	3,038	1,203	732	3,180	1,793	4,973	(502)	2016
Houston Processing Center	Houston, Texas	2,250	53,373	41,693	3,909	93,407	97,316	(44,861)	1984
Huerfano County Correctional Center	Walsenburg, Colorado	124	26,358	5,053	1,116	30,419	31,535	(16,305)	1997
James River Residential Center	Newport News, Virginia	800	501	68	804	565	1,369	(31)	2019
Jenkins Correctional Center (D)	Millen, Georgia	—	—	—	—	—	—	—	2012
Kit Carson Correctional Center	Burlington, Colorado	432	35,978	44,462	1,051	79,821	80,872	(29,922)	1998
La Palma Correctional Center	Eloy, Arizona	283	183,155	14,427	486	197,379	197,865	(57,802)	2008
Lake Erie Correctional Institution	Conneaut, Ohio	2,871	69,779	6,843	4,087	75,406	79,493	(17,606)	2011
Laredo Processing Center	Laredo, Texas	788	26,737	3,664	986	30,203	31,189	(14,743)	1985
Leavenworth Detention Center	Leavenworth, Kansas	130	44,970	46,104	1,082	90,122	91,204	(37,042)	1992
Lee Adjustment Center	Beattyville, Kentucky	500	515	18,713	1,285	18,443	19,728	(9,693)	1998
Leo Chesney Correctional Center	Live Oak, California	250	4,774	1,862	265	6,621	6,886	(3,773)	1989
Long Beach Community Corrections Center	Long Beach, California	5,038	2,413	—	5,038	2,413	7,451	(337)	2016

CORECIVIC, INC. AND SUBSIDIARIES

SCHEDULE III - REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2021

(in thousands)

		Initial Cost to Company			Gross Amount at Which Carried at Close of Period
Description	Location	Land	Buildings and Improvements	Cost Capitalized Subsequent to Acquisition	Land and Land Improvements	Buildings and Leasehold Improvements	Total (A)		Accumulated Depreciation (B)	Date Constructed/ Acquired
Longmont Community Treatment Center	Longmont, Colorado	3,364	582	204	3,363	787	4,150		(164)	2016
Marion Adjustment Center	St. Mary, Kentucky	250	9,994	9,011	925	18,330	19,255		(8,512)	1998
McRae Correctional Facility	McRae, Georgia	462	60,396	21,778	1,099	81,537	82,636		(28,773)	2000
Mineral Wells Pre-Parole Transfer Facility	Mineral Wells, Texas	176	22,589	—	100	—	100	(E)	-	1995
Nevada Southern Detention Center	Pahrump, Nevada	7,548	64,362	10,729	8,421	74,218	82,639		(20,484)	2010
North Fork Correctional Facility	Sayre, Oklahoma	—	42,166	64,091	694	105,563	106,257		(41,602)	1998
Northeast Ohio Correctional Center	Youngstown, Ohio	750	39,583	14,295	2,009	52,619	54,628		(26,239)	1997
Northwest New Mexico Correctional Center	Grants, New Mexico	142	15,888	21,119	1,050	36,099	37,149		(18,839)	1989
Oklahoma City Transitional Center	Oklahoma City, Oklahoma	1,114	2,626	1,654	1,144	4,250	5,394		(842)	2017
Oklahoma Reentry Opportunity Center	Oklahoma City, Oklahoma	8,562	4,631	1,510	8,599	6,104	14,703		(1,590)	2015
Otay Mesa Detention Center	San Diego, California	28,845	114,411	47,575	37,104	153,727	190,831		(18,191)	2015/2019
Prairie Correctional Facility	Appleton, Minnesota	100	22,306	11,133	1,068	32,471	33,539		(19,123)	1991
Recovery Monitoring Solutions	Dallas, Texas	1,152	1,979	829	1,280	2,680	3,960		(440)	2018
Red Rock Correctional Center (D)	Eloy, Arizona	—	—	—	—	—	—		—	2006

CORECIVIC, INC. AND SUBSIDIARIES

SCHEDULE III - REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2021

(in thousands)

		Initial Cost to Company			Gross Amount at Which Carried at Close of Period
Description	Location	Land	Buildings and Improvements	Cost Capitalized Subsequent to Acquisition	Land and Land Improvements	Buildings and Leasehold Improvements	Total (A)		Accumulated Depreciation (B)	Date Constructed/ Acquired
Roth Hall Residential Reentry Center	Philadelphia, Pennsylvania	654	2,693	2	654	2,695	3,349		(432)	2015
Saguaro Correctional Facility	Eloy, Arizona	193	98,903	2,882	486	101,492	101,978		(29,917)	2007
South Raleigh Reentry Center	Raleigh, North Carolina	277	663	54	277	717	994		(53)	2019
Southeast Kentucky Correctional Facility	Wheelwright, Kentucky	500	24,487	13,833	2,399	36,421	38,820		(18,248)	1998
Stewart Detention Center	Lumpkin, Georgia	143	70,560	22,495	1,629	91,569	93,198		(34,217)	2004
Stockton Female Community Corrections Facility	Stockton, California	692	788	—	692	788	1,480		(97)	2017
T. Don Hutto Residential Center	Taylor, Texas	183	13,418	5,764	812	18,553	19,365		(9,708)	1997
Tallahatchie County Correctional Facility	Tutwiler, Mississippi	—	44,638	108,290	2,120	150,808	152,928		(60,053)	2000
Torrance County Detention Facility	Estancia, New Mexico	511	52,599	11,449	1,994	62,565	64,559		(30,787)	1990
Trousdale Turner Correctional Center	Hartsville, Tennessee	649	135,412	5,624	1,950	139,735	141,685		(17,462)	2015
Tulsa Transitional Center	Tulsa, Oklahoma	8,206	4,061	658	606	2,766	3,372	(E)	(1,044)	2015
Turley Residential Center	Tulsa, Oklahoma	421	4,105	1,174	421	5,279	5,700		(1,406)	2015

CORECIVIC, INC. AND SUBSIDIARIES

SCHEDULE III - REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2021

(in thousands)

		Initial Cost to Company			Gross Amount at Which Carried at Close of Period
Description	Location	Land	Buildings and Improvements	Cost Capitalized Subsequent to Acquisition	Land and Land Improvements	Buildings and Leasehold Improvements	Total (A)		Accumulated Depreciation (B)	Date Constructed/ Acquired
Ulster Facility (C)	Denver, Colorado	4,068	441	212	2,100	595	2,695	(E)	(170)	2016
Walker Hall Residential Reentry Center	Philadelphia, Pennsylvania	654	2,692	23	654	2,715	3,369		(434)	2015
Webb County Detention Center	Laredo, Texas	498	20,161	6,740	2,206	25,193	27,399		(13,993)	1998
West Tennessee Detention Facility	Mason, Tennessee	538	31,931	8,585	2,174	38,880	41,054		(20,432)	1990
Wheeler Correctional Facility (D)	Alamo, Georgia	—	—	—	—	—	—		—	1998
Whiteville Correctional Facility	Whiteville, Tennessee	303	51,694	8,860	1,671	59,186	60,857		(29,503)	1998
Totals		$183,196	$2,182,242	$1,022,039	$229,222	$3,123,720	$3,352,942		$(1,194,051)

NOTES TO SCHEDULE III - REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION

(A)	The aggregate cost of properties for federal income tax purposes is approximately $3.7 billion at December 31, 2021.
(B)	Depreciation is calculated using estimated useful lives of depreciable assets up to 50 years for prison facilities.
(C)	Held for Sale.
(D)	CoreCivic retains title to this asset, which is classified under other real estate assets on the Company's consolidated balance sheets in accordance with ASC 853.
(E)

CoreCivic recorded non-cash impairments during the fourth quarter of 2014 to write down the book value of the Mineral Wells facility, during the third quarter of 2017 to write down the book value of the Bridgeport facility, during the second quarter of 2020 to write down the book value of the Tulsa Transitional Center, and during the fourth quarter of 2021 to write down the book value of the Ulster Facility to the estimated fair values assuming uses other than correctional or residential reentry facilities.

CORECIVIC, INC. AND SUBSIDIARIES

SCHEDULE III - REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION

FOR THE YEARS ENDED DECEMBER 31, 2021, 2020, AND 2019

(in thousands)

	For the Years Ended December 31,
	2021	2020	2019
Investment in Real Estate:
Balance at beginning of period	$3,595,278	$3,605,137	$3,697,160
Additions through capital expenditures	27,217	29,142	64,423
Acquisitions	—	82,324	8,809
Asset impairments	(3,335)	(10,154)	(4,040)
Disposals/Other	(266,218)	(111,171)	(161,215)
Balance at end of period	$3,352,942	$3,595,278	$3,605,137
Accumulated Depreciation:
Balance at beginning of period	$(1,128,563)	$(1,053,670)	$(1,075,389)
Depreciation	(81,693)	(89,008)	(87,492)
Disposals/Other	16,205	14,115	109,211
Balance at end of period	$(1,194,051)	$(1,128,563)	$(1,053,670)