Form 10-Q
period 2022-03-31
CoreCivic, Inc.
filed 2022-05-05
CIK 1070985

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED:  MARCH 31, 2022

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

Indicate the number of shares outstanding of each class of Common Stock as of April 29, 2022:

Shares of Common Stock, $0.01 par value per share: 121,593,309 shares outstanding.

CORECIVIC, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2022

PART I – FINANCIAL INFORMATION

ITEM 1. – FINANCIAL STATEMENTS.

CORECIVIC, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED AND AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

ASSETS	March 31, 2022	December 31, 2021
Cash and cash equivalents	$378,204	$299,645
Restricted cash	12,330	11,062
Accounts receivable, net of credit loss reserve of $8,488 and $7,931, respectively	262,467	282,809
Prepaid expenses and other current assets	27,759	26,872
Assets held for sale	—	6,996
Total current assets	680,760	627,384
Real estate and related assets:
Property and equipment, net of accumulated depreciation of $1,685,556 and $1,657,709, respectively	2,269,913	2,283,256
Other real estate assets	216,161	218,915
Goodwill	4,844	4,844
Other assets	357,874	364,539
Total assets	$3,529,552	$3,498,938
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable and accrued expenses	$326,003	$305,592
Current portion of long-term debt	37,072	35,376
Total current liabilities	363,075	340,968
Long-term debt, net	1,483,948	1,492,046
Deferred revenue	26,311	27,551
Non-current deferred tax liabilities	90,836	88,157
Other liabilities	173,865	177,748
Total liabilities	2,138,035	2,126,470
Commitments and contingencies
Preferred stock – $0.01 par value; 50,000 shares authorized; none issued and outstanding at March 31, 2022 and December 31, 2021, respectively	—	—
Common stock – $0.01 par value; 300,000 shares authorized; 121,586 and 120,285 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	1,216	1,203
Additional paid-in capital	1,870,065	1,869,955
Accumulated deficit	(479,764)	(498,690)
Total stockholders' equity	1,391,517	1,372,468
Total liabilities and stockholders' equity	$3,529,552	$3,498,938

The accompanying notes are an integral part of these consolidated financial statements.

CORECIVIC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED AND AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	For the Three Months Ended March 31,
	2022	2021
REVENUE	$452,988	$454,718
EXPENSES:
Operating	344,629	332,884
General and administrative	31,101	29,530
Depreciation and amortization	32,028	32,712
Shareholder litigation expense	—	51,745
Asset impairments	—	1,308
	407,758	448,179
OTHER INCOME (EXPENSE):
Interest expense, net	(22,920)	(18,428)
Gain on sale of real estate assets, net	2,261	—
Other income (expense)	1,042	(148)
INCOME (LOSS) BEFORE INCOME TAXES	25,613	(12,037)
Income tax expense	(6,610)	(113,531)
NET INCOME (LOSS)	$19,003	$(125,568)
BASIC EARNINGS (LOSS) PER SHARE	$0.16	$(1.05)
DILUTED EARNINGS (LOSS) PER SHARE	$0.16	$(1.05)

The accompanying notes are an integral part of these consolidated financial statements.

CORECIVIC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED AND AMOUNTS IN THOUSANDS)

	For the Three Months Ended March 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$19,003	$(125,568)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	32,028	32,712
Asset impairments	—	1,308
Amortization of debt issuance costs and other non-cash interest	1,730	1,566
Gain on sale of real estate assets, net	(2,261)	—
Deferred income taxes	2,679	96,469
Non-cash revenue and other income	(1,753)	385
Non-cash equity compensation	5,267	4,213
Other expenses and non-cash items	1,343	2,403
Changes in assets and liabilities, net:
Accounts receivable, prepaid expenses and other assets	19,369	13,670
Accounts payable, accrued expenses and other liabilities	20,302	72,438
Net cash provided by operating activities	97,707	99,596
CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for facility development and expansions	(2,916)	(4,001)
Expenditures for other capital improvements	(9,007)	(12,221)
Net proceeds from sale of assets	9,316	30
Increase in other assets	(1,205)	(1,167)
Net cash used in investing activities	(3,812)	(17,359)
CASH FLOWS FROM FINANCING ACTIVITIES:
Scheduled principal repayments	(7,903)	(9,945)
Principal repayments of credit facility	—	(20,000)
Payment of debt defeasance, issuance and other refinancing and related costs	(13)	(125)
Payment of lease obligations for financing leases	(142)	(136)
Contingent consideration for acquisition of business	—	(1,000)
Dividends paid	(866)	(1,611)
Purchase and retirement of common stock	(5,144)	(1,634)
Net cash used in financing activities	(14,068)	(34,451)
NET INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	79,827	47,786
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of period	310,707	136,768
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of period	$390,534	$184,554
NON-CASH INVESTING AND FINANCING ACTIVITIES
Establishment of right of use assets and lease liabilities	$550	$322
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest (net of amounts capitalized of $0.2 million and $0.0 million in 2022 and 2021, respectively)	$4,668	$9,251
Income taxes paid	$1	$69

The accompanying notes are an integral part of these consolidated financial statements.

CORECIVIC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2022

(UNAUDITED AND AMOUNTS IN THOUSANDS)

	Stockholders' Equity
			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Par Value	Capital	Deficit	Equity
Balance as of December 31, 2021	120,285	$1,203	$1,869,955	$(498,690)	$1,372,468
Net income	—	—	—	19,003	19,003
Retirement of common stock	(518)	(5)	(5,139)	—	(5,144)
Dividends on RSUs	—	—	—	(77)	(77)
Restricted stock compensation, net of forfeitures	—	—	5,267	—	5,267
Restricted stock grants	1,819	18	(18)	—	—
Balance as of March 31, 2022	121,586	$1,216	$1,870,065	$(479,764)	$1,391,517

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

MARCH 31, 2022

1.	ORGANIZATION AND OPERATIONS

CoreCivic, Inc. (together with its subsidiaries, the "Company" or "CoreCivic") is the nation's largest owner of partnership correctional, detention, and residential reentry facilities and one of the largest prison operators in the United States.  The Company also believes it is the largest private owner of real estate used by government agencies in the U.S. Through three segments, CoreCivic Safety, CoreCivic Community, and CoreCivic Properties, the Company provides a broad range of solutions to government partners that serve the public good through corrections and detention management, a network of residential reentry centers to help address America's recidivism crisis, and government real estate solutions.  As of March 31, 2022, through its CoreCivic Safety segment, the Company operated 45 correctional and detention facilities, 41 of which the Company owned, with a total design capacity of approximately 68,000 beds.  Through its CoreCivic Community segment, the Company owned and operated 24 residential reentry centers with a total design capacity of approximately 5,000 beds.  In addition, through its CoreCivic Properties segment, the Company owned 10 properties for lease to third parties and used by government agencies, totaling 1.8 million square feet.

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

The accompanying unaudited interim consolidated financial statements have been prepared by the Company and, in the opinion of management, reflect all normal recurring adjustments necessary for a fair presentation of results for the unaudited interim periods presented.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted.  The results of operations for the interim period are not necessarily indicative of the results to be obtained for the full fiscal year.  Reference is made to the audited financial statements of CoreCivic included in its Annual Report on Form 10-K for the year ended December 31, 2021 filed with the Securities and Exchange Commission (the "SEC") on February 18, 2022 (the "2021 Form 10-K") with respect to certain significant accounting and financial reporting policies as well as other pertinent information of the Company.

Risks and Uncertainties

On January 26, 2021, President Biden issued the Executive Order on Reforming Our Incarceration System to Eliminate the Use of Privately Operated Criminal Detention Facilities ("Private Prison EO"). The Private Prison EO directs the Attorney General to not renew United States Department of Justice ("DOJ") contracts with privately operated criminal detention facilities.  Two agencies of the DOJ, the United States Marshals Service ("USMS") and the Federal Bureau of Prisons ("BOP"), utilize CoreCivic's services. U.S. Immigration and Customs Enforcement ("ICE") facilities are not covered by the Private Prison EO, as ICE is an agency of the Department of Homeland Security ("DHS"), not the DOJ, although it is possible that the federal government could choose to take similar action on ICE facilities in the future. We currently have six detention facilities that have separate contracts where the USMS is the primary customer within the facility that all expire at various times over the next several years, with the exception of two contracts that have indefinite terms.  As a result of the Private Prison EO, the Company expects that one contract with the BOP may not be renewed when it expires in November 2022. During 2021, the Company had four direct contracts with the USMS that expired and were not renewed.  At one of these facilities, the Company entered into a new contract with a local government agency to utilize the beds previously contracted by the USMS.  The local government agency is responsible for County inmates and federal detainees, including USMS detainees, and the County is using the facility to address its population needs.  At another of these facilities, the Company expanded a state contract to utilize the beds previously contracted by the USMS.  The remaining two facilities currently remain idle.  The Company expects that there may be further developments as each contract with the USMS reaches its expiration date, and will work with the USMS to enable it to continue to fulfill its mission. However, the Company can provide no assurance that contracts with the USMS will be renewed or replaced upon their expiration.  The USMS and the BOP prison contracts accounted for 23% and 2%, respectively, of CoreCivic's total revenue for the year ended December 31, 2021.

Recent Accounting Pronouncements

Recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants and the SEC applicable to financial statements beginning January 1, 2022 or later did not, or are not expected to, have a material effect on the Company's results of operations or financial position.

Fair Value of Financial Instruments

To meet the reporting requirements of Accounting Standards Codification ("ASC") 825, "Financial Instruments", regarding fair value of financial instruments, CoreCivic calculates the estimated fair value of financial instruments using market interest rates, quoted market prices of similar instruments, or discounted cash flow techniques with observable Level 1 inputs for publicly traded debt and Level 2 inputs for all other financial instruments, as defined in ASC 820, "Fair Value Measurement".  At March 31, 2022 and December 31, 2021, there were no material differences between the carrying amounts and the estimated fair values of CoreCivic's financial instruments, other than as follows (in thousands):

	March 31, 2022		December 31, 2021
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Note receivable from Agecroft Prison Management, LTD	$2,977	$3,386	$3,063	$3,491
Debt	$(1,544,029)	$(1,539,662)	$(1,551,932)	$(1,560,346)

3.	GOODWILL

ASU 2017-04, "Intangibles-Goodwill and Other (Topic 350): Simplifying the Test of Goodwill Impairment", establishes accounting and reporting requirements for goodwill and other intangible assets.  Goodwill was $4.8 million as of both March 31, 2022 and December 31, 2021, all of which was related to the Company's CoreCivic Safety segment.

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
4.	REAL ESTATE TRANSACTIONS

Assets Held For Sale and Dispositions

As of December 31, 2021, CoreCivic had two facilities in its CoreCivic Community segment held for sale.  The aggregate carrying value of the property and equipment of these two facilities, amounting to $7.0 million, was reflected as assets held for sale on the Company's consolidated balance sheet as of December 31, 2021.  The Company closed on the sale of these two facilities, one of which was idled, in the first quarter of 2022.  The aggregate net sales proceeds of the two facilities was $9.3 million, resulting in a net gain on sale of $2.3 million.

During 2021, CoreCivic also completed the sale of five government leased properties in the Company's Properties segment.  The sales of the five properties generated aggregate net proceeds of $125.0 million, after the repayment of debt and other transaction-related costs, resulting in an aggregate net gain on sale of $38.7 million.

CoreCivic determined that its joint venture investment in Government Real Estate Solutions, LLC ("GRES"), an unrestricted subsidiary previously controlled by the Company, represented a variable interest entity ("VIE") in accordance with ASC 810, "Consolidation".  CoreCivic had 100% voting control in GRES. Accordingly, CoreCivic concluded that it was the primary beneficiary of GRES and consolidated the VIE.  The primary beneficiary is the entity that has (i) the power to direct the activities that most significantly impact the entity's economic performance and (ii) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could be significant to the VIE.  During June 2021, CoreCivic provided notice to the partners of GRES of its intent to distribute the remaining assets and terminate the partnership.  The Company terminated the partnership in September 2021 and cancelled the applicable Operating Partnership Units for no consideration.  During the third quarter of 2021, the Company reported an increase to stockholders' equity of $17.4 million resulting from the termination of the partnership.

Idle Facilities

As of March 31, 2022, CoreCivic had seven idled CoreCivic Safety correctional facilities that are currently available and being actively marketed as solutions to meet the needs of potential customers. The following table summarizes each of the idled facilities and their respective carrying values, excluding equipment and other assets that could generally be transferred and used at other facilities CoreCivic owns without significant cost (dollars in thousands):

		Net Carrying Values
	Design	March 31,	December 31,
Facility	Capacity	2022	2021
Prairie Correctional Facility	1,600	$14,195	$14,416
Huerfano County Correctional Center	752	15,070	15,230
Diamondback Correctional Facility	2,160	36,490	36,917
Marion Adjustment Center	826	10,639	10,743
Kit Carson Correctional Center	1,488	50,506	50,950
West Tennessee Detention Facility	600	20,364	20,622
Leavenworth Detention Center	1,033	53,615	54,162
	8,459	$200,879	$203,040

As of March 31, 2022, CoreCivic also had one idled non-core facility in its Safety segment containing 240 beds with a net book value of $3.1 million, and three idled facilities in its Community segment, containing an aggregate of 650 beds with an aggregate net book value of $8.7 million.

CoreCivic incurred operating expenses at these idled facilities of approximately $2.0 million during the period they were idle for both the three months ended March 31, 2022 and 2021.  The 2022 amount excludes $3.5 million of operating expenses incurred at the West Tennessee Detention Facility and the Leavenworth Detention Center during the first quarter of 2022.  The West Tennessee facility was idled upon the expiration of a USMS contract on September 30, 2021, and the Leavenworth facility was idled upon the expiration of a USMS contract on December 31, 2021.  Although recently idled, CoreCivic has retained a certain staffing level at both facilities in order to quickly respond should the Company enter into new contracts with government agencies in the near-term.  The Company also continued to incur expenses related to transportation services provided by staff at the Leavenworth facility during the first quarter of 2022.

The Company estimated undiscounted cash flows for each facility with an impairment indicator, including the idle facilities described above. The Company’s estimated undiscounted cash flows reflect the Company’s most recent expectations around potential utilization of the facilities and projected cash flows based on historical cash flows, cash flows of comparable facilities, and recent contract negotiations for utilization. The Company concluded that the estimated undiscounted cash flows exceeded carrying values for each facility as of March 31, 2022 and December 31, 2021.

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

5.	DEBT

Debt outstanding as of March 31, 2022 and December 31, 2021 consisted of the following (in thousands):

	March 31,	December 31,
	2022	2021
Revolving Credit Facility maturing April 2023. Interest payable periodically at variable interest rates.	$—	$—
Term Loan A maturing April 2023. Interest payable periodically at variable interest rates. The rate at March 31, 2022 and December 31, 2021 was 1.7% and 1.4%, respectively.	167,500	170,000
Term Loan B maturing December 2024. Interest payable periodically at variable interest rates. The rate at both March 31, 2022 and December 31, 2021 was 5.5%. Unamortized debt issuance costs amounted to $1.8 million and $2.0 million at March 31, 2022 and December 31, 2021, respectively.	124,063	128,750
4.625% Senior Notes maturing May 2023. Unamortized debt issuance costs amounted to $0.3 million and $0.4 million at March 31, 2022 and December 31, 2021, respectively.	173,650	173,650
4.75% Senior Notes maturing October 2027. Unamortized debt issuance costs amounted to $2.2 million and $2.3 million at March 31, 2022 and December 31, 2021, respectively.	250,000	250,000
8.25% Senior Notes maturing April 2026. Unamortized debt issuance costs amounted to $12.2 million and $12.9 million at March 31, 2022 and December 31, 2021, respectively.	675,000	675,000
4.43% Lansing Correctional Facility Non-Recourse Mortgage Note maturing January 2040. Unamortized debt issuance costs amounted to $2.9 million and $3.0 million at March 31, 2022 and December 31, 2021, respectively.	153,816	154,532
Total debt	1,544,029	1,551,932
Unamortized debt issuance costs	(19,435)	(20,588)
Net unamortized original issue discount	(3,574)	(3,922)
Current portion of long-term debt	(37,072)	(35,376)
Long-term debt, net	$1,483,948	$1,492,046

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

Based on CoreCivic's total leverage ratio, loans under the Revolving Credit Facility currently bear interest at the base rate plus a margin of 0.50% or at LIBOR plus a margin of 1.25%, and a commitment fee equal to 0.35% of the unfunded balance.  The Revolving Credit Facility also has a $50.0 million sublimit for the issuance of standby letters of credit. As of March 31, 2022, CoreCivic had no borrowings outstanding under the Revolving Credit Facility.  As of March 31, 2022, CoreCivic had $14.7 million in letters of credit outstanding resulting in $785.3 million available under the Revolving Credit Facility.

The Bank Credit Facility is secured by a pledge of all of the capital stock of CoreCivic's domestic restricted subsidiaries, 65% of the capital stock of CoreCivic's foreign subsidiaries, all of CoreCivic's accounts receivable, and all of CoreCivic's deposit accounts. The Bank Credit Facility requires CoreCivic to meet certain financial covenants, including, without limitation, a maximum total leverage ratio, a maximum secured leverage ratio, and a minimum fixed charge coverage ratio.  As of March 31, 2022, CoreCivic was in compliance with all such covenants.  In addition, the Bank Credit Facility contains certain covenants that, among other things, limit the incurrence of additional indebtedness, payment of dividends and other customary restricted payments, permitted investments, transactions with affiliates, asset sales, mergers and consolidations, liquidations, prepayments and modifications of other indebtedness, liens and other encumbrances and other matters customarily restricted in such agreements.  In addition, the Bank Credit Facility is subject to certain cross-default provisions with terms of CoreCivic's other unsecured indebtedness, and is subject to acceleration upon the occurrence of a change of control.

As a result of opposition to immigration, detention and incarceration policies and the association of private companies with such policies, some banks, including several that are currently parties to the Bank Credit Facility, have announced that they do not expect to continue providing credit or financial services to private entities that own or operate correctional and detention facilities, including CoreCivic, or to otherwise participate in the provision of credit or financial services in connection with the development or operation of correctional and detention facilities that are associated with private companies.  The banks that are currently parties to the Bank Credit Facility are obligated to honor their commitments under the Bank Credit Facility until its maturity.

Incremental Term Loan A. Interest rate margins under the Term Loan A are the same as the interest rate margins under the Revolving Credit Facility.  The Term Loan A also has the same collateral requirements, financial and certain other covenants, and cross-default provisions as the Revolving Credit Facility.  The Term Loan A, which is pre-payable without penalty, also has a maturity concurrent with the Revolving Credit Facility due April 2023, with scheduled quarterly principal payments through April 2023.  As of March 31, 2022, the outstanding balance of the Term Loan A was $167.5 million.

Senior Secured Term Loan B. On December 18, 2019, CoreCivic entered into a new $250.0 million Senior Secured Term Loan B ("Term Loan B" and, together with the Bank Credit Facility, the "Credit Agreements").  The Term Loan B bears interest at a rate of LIBOR plus 4.50%, with a 1.00% LIBOR floor (or, at CoreCivic's option, a base rate plus 3.50%), and has a five-year maturity with scheduled quarterly principal payments through December 2024.  The Term Loan B is secured by a first lien on certain specified real property assets, representing a loan-to-value of no greater than 80%.  CoreCivic can prepay the Term Loan B at any time and from time to time, without premium or penalty. The Term Loan B was issued at a price of 95% of the principal amount of the Term Loan B, resulting in a discount of $12.5 million, which is amortized into interest expense over the term of the Term Loan B.  CoreCivic capitalized approximately $5.1 million of costs associated with the issuance of the Term Loan B.  During October 2021 and in accordance with the terms of the Term Loan B, CoreCivic repaid $90.0 million of the outstanding balance of the Term Loan B using cash on hand.  As a result, the Company reported a charge of $4.1 million for the pro rata write-off of unamortized debt issuance costs and the original issue discount.  As of March 31, 2022, the outstanding balance of the Term Loan B was $124.1 million.

Senior Notes.  Interest on the $173.7 million remaining principal balance outstanding on CoreCivic's 4.625% senior notes issued in April 2013 with an original principal amount of $350.0 million (the "4.625% Senior Notes") accrues at the stated rate and is payable in May and November of each year.  The 4.625% Senior Notes are scheduled to mature on May 1, 2023.  Interest on the $250.0 million aggregate principal amount of CoreCivic's 4.75% senior notes issued in October 2017 (the "4.75% Senior Notes") accrues at the stated rate and is payable in April and October of each year.  The 4.75% Senior Notes are scheduled to mature on October 15, 2027.  Interest on the $675.0 million aggregate principal amount of CoreCivic's 8.25% senior notes issued in April and September 2021 (the "8.25% Senior Notes"), as further described hereinafter, accrues at the stated rate and is payable in April and October of each year.  The 8.25% Senior Notes are scheduled to mature on April 15, 2026.

The 4.625% Senior Notes, the 4.75% Senior Notes, and the 8.25% Senior Notes, collectively referred to herein as the "Senior Notes", are senior unsecured obligations of the Company and are guaranteed by all of the Company's existing and future subsidiaries that guarantee the Bank Credit Facility.  CoreCivic may redeem all or part of the 4.625% Senior Notes and the 4.75% Senior Notes at any time prior to three months before their respective maturity date at a "make-whole" redemption price, plus accrued and unpaid interest thereon to, but not including, the redemption date.  Thereafter, the 4.625% Senior Notes and the 4.75% Senior Notes are redeemable at CoreCivic's option, in whole or in part, at a redemption price equal to 100% of the aggregate principal amount of the notes to be redeemed plus accrued and unpaid interest thereon to, but not including, the redemption date. The Company may redeem all or part of the 8.25% Senior Notes at any time prior to April 15, 2024, in whole or in part, at a "make-whole" redemption price, plus accrued and unpaid interest thereon to, but not including, the redemption date.  Thereafter, the 8.25% Senior Notes are redeemable at CoreCivic's option, in whole or in part, at a redemption price expressed as a percentage of the principal amount thereof, which percentage is 104.125% beginning on April 15, 2024 and 100% beginning on April 15, 2025, plus, in each such case, accrued and unpaid interest thereon to, but not including, the redemption date.

On April 14, 2021, the Company completed an underwritten registered offering of $450.0 million aggregate principal amount of 8.25% senior unsecured notes due 2026 (the "Original 8.25% Senior Notes"). The Original 8.25% Senior Notes were priced at 99.0% of face value and as a result have an effective yield to maturity of 8.50%. The net proceeds from the issuance of the Original 8.25% Senior Notes totaled approximately $435.1 million, after deducting the original issuance and underwriting discounts and estimated offering expenses. The Company used a significant amount of the net proceeds from the offering of the Original 8.25% Senior Notes (i) to redeem all of the $250.0 million aggregate principal amount of CoreCivic's 5.0% senior notes issued in September 2015 (the "5.0% Senior Notes"), including the payment of the applicable "make-whole" redemption amount of $15.5 million and accrued interest, and (ii) to otherwise repay or reduce its other indebtedness, including repurchasing $149.0 million of its 4.625% Senior Notes at an aggregate purchase price of $151.2 million in privately negotiated transactions, reducing the outstanding balance of the 4.625% Senior Notes, which was originally $350.0 million, to $201.0 million.  In the second and fourth quarters of 2021, the Company purchased an additional $27.3 million of its 4.625% Senior Notes at par in open market purchases, further reducing the outstanding balance of the 4.625% Senior Notes to $173.7 million.

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

On September 29, 2021, CoreCivic completed an underwritten registered tack-on offering of $225.0 million in aggregate principal amount of 8.25% Senior Notes due 2026 (the "Additional 8.25% Senior Notes") at an issue price of 102.25% of their aggregate principal amount, plus accrued interest from the April 14, 2021 issue date for the Original 8.25% Senior Notes, resulting in an effective yield to maturity of 7.65% for the Additional 8.25% Senior Notes.  The Additional 8.25% Senior Notes and the Original 8.25% Senior Notes, together the 8.25% Senior Notes, constitute a single class of securities and have identical terms, other than issue date and issue price.  The issuance of the Additional 8.25% Senior Notes increased the total aggregate principal amount of 8.25% Senior Notes outstanding to $675.0 million.  The net proceeds from the issuance of the Additional 8.25% Senior Notes totaled approximately $225.5 million, after deducting the underwriting discounts and estimated offering expenses and including the original issuance premium.

Lansing Correctional Facility Non-Recourse Mortgage Note.  On April 20, 2018, CoreCivic of Kansas, LLC (the "Issuer"), a wholly-owned unrestricted subsidiary of the Company, priced $159.5 million in aggregate principal amount of non-recourse senior secured notes of the Issuer (the "Kansas Notes"), in a private placement pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended.  The private placement closed on June 1, 2018.  The Company used the proceeds of the private placement, which were drawn on quarterly funding dates beginning in the second quarter of 2018, to fund construction of the Lansing Correctional Facility, along with costs and expenses of the project.  The Kansas Notes have a yield to maturity of 4.43% and are scheduled to mature in January 2040, 20 years following completion of the project, which occurred in January 2020. Principal and interest on the Kansas Notes are payable in quarterly payments, which began in July 2020 and continue until maturity. CoreCivic may redeem all or part of the Kansas Notes at any time upon written notice of not less than 30 days and not more than 60 days prior to the date fixed for such prepayment, with a "make-whole" amount, together with interest on the Kansas Notes accrued to, but not including, the redemption date. CoreCivic capitalized approximately $3.4 million of costs associated with the private placement. Because the Issuer has been designated as an unrestricted subsidiary of the Company under terms of the Company's Credit Agreements, the issuance and service of the Kansas Notes, and the revenues and expenses associated with the facility lease, do not impact the financial covenants associated with the Company's Credit Agreements.  As of March 31, 2022, the outstanding balance of the Kansas Notes was $153.8 million.

Debt Maturities.  Scheduled principal payments as of March 31, 2022 for the remainder of 2022, the next five years, and thereafter were as follows (in thousands):

2022 (remainder)	$27,473
2023	354,796
2024	96,597
2025	5,823
2026	681,326
2027	256,855
Thereafter	121,159
Total debt	$1,544,029

6.	STOCKHOLDERS' EQUITY

Dividends on Common Stock

As further discussed in Note 1, on August 5, 2020, the BOD voted unanimously to approve a plan to revoke the Company’s REIT election and become a taxable C Corporation, effective January 1, 2021; the BOD also voted unanimously to discontinue the quarterly dividend and prioritize allocating the Company's free cash flow to reduce debt levels.

Restricted Stock Units

During the first quarter of 2022, CoreCivic issued approximately 2.1 million restricted common stock units ("RSUs") to certain of its employees and non-employee directors, with an aggregate value of $21.0 million, including 1.9 million RSUs to employees and non-employee directors whose compensation is charged to general and administrative expense and 0.2 million RSUs to employees whose compensation is charged to operating expense. During 2021, CoreCivic issued approximately 2.7 million RSUs to certain of its employees and non-employee directors, with an aggregate value of $21.8 million, including 2.5 million RSUs to employees and non-employee directors whose compensation is charged to general and administrative expense and 0.2 million RSUs to employees whose compensation is charged to operating expense.

Since 2015, CoreCivic has established performance-based vesting conditions on the RSUs awarded to its officers and executive officers that, unless earlier vested under the terms of the agreements, are subject to vesting over a three-year period based upon the satisfaction of certain annual performance criteria, and no more than one-third of the RSUs can vest in any one performance period.  The RSUs awarded to officers and executive officers in 2020, 2021 and 2022 consist of a combination of awards with performance-based conditions and time-based conditions.  Unless earlier vested under the terms of the RSU agreements, the RSUs with time-based vesting conditions vest in equal amounts over three years on the later of (i) the anniversary date of the grant or (ii) the delivery of the audited financial statements by the Company’s independent registered public accountant for the applicable fiscal year. The RSUs with performance-based vesting conditions are divided into one-third increments, each of which is subject to vesting based upon satisfaction of certain annual performance criteria established at the beginning of the fiscal years ending December 31, 2020, 2021, and 2022 for the 2020 awards, December 31, 2021, 2022, and 2023 for the 2021 awards, and December 31, 2022, 2023, and 2024 for the 2022 awards, and which can be increased up to 150% or decreased to 0% based on performance relative to the annual performance criteria, and further increased or decreased using a modifier of 80% to 120% based on CoreCivic's total shareholder return relative to a peer group.  Because the performance criteria for the fiscal years ending December 31, 2023 and 2024 have not yet been established, the values of the third RSU increment of the 2021 awards and of the second and third increments of the 2022 awards for financial reporting purposes will not be determined until such criteria are established.  Time-based RSUs issued to other employees, unless earlier vested under the terms of the agreements, generally vest in equal amounts over three years on the later of (i) the anniversary date of the grant or (ii) the delivery of the audited financial statements by the Company’s independent registered public accountant for the applicable fiscal year. RSUs issued to non-employee directors generally vest one year from the date of award.

During the three months ended March 31, 2022, CoreCivic expensed $5.3 million, net of forfeitures, relating to RSUs ($0.4 million of which was recorded in operating expenses and $4.9 million of which was recorded in general and administrative expenses).  During the three months ended March 31, 2021, CoreCivic expensed $4.2 million, net of forfeitures, relating to RSUs ($0.5 million of which was recorded in operating expenses and $3.7 million of which was recorded in general and administrative expenses). As of March 31, 2022, approximately 4.0 million RSUs remained outstanding and subject to vesting.

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

A reconciliation of the numerator and denominator of the basic earnings per share computation to the numerator and denominator of the diluted earnings per share computation is as follows (in thousands, except per share data):

	For the Three Months Ended March 31,
	2022	2021
NUMERATOR
Basic:
Net income (loss)	$19,003	$(125,568)
Diluted:
Net income (loss)	$19,003	$(125,568)
DENOMINATOR
Basic:
Weighted average common shares outstanding	120,796	119,909
Diluted:
Weighted average common shares outstanding	120,796	119,909
Effect of dilutive securities:
Restricted stock-based awards	624	—
Weighted average shares and assumed conversions	121,420	119,909
BASIC EARNINGS (LOSS) PER SHARE	$0.16	$(1.05)
DILUTED EARNINGS (LOSS) PER SHARE	$0.16	$(1.05)

For the three months ended March 31, 2021, 0.1 million restricted stock-based awards and 1.3 million non-controlling interest - operating partnership units were excluded from the computation of diluted loss per share because they were anti-dilutive.  In addition, approximately 0.3 million and 0.4 million of stock options were excluded from the computation of diluted earnings (loss) per share for the three months ended March 31, 2022 and 2021, respectively, because they were anti-dilutive.

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

Securities and Derivative Litigation.

In a memorandum to the BOP dated August 18, 2016, the DOJ directed that, as each contract with privately operated prisons reaches the end of its term, the BOP should either decline to renew that contract or substantially reduce its scope in a manner consistent with law and the overall decline of the BOP's inmate population. Following the release of the August 18, 2016 DOJ memorandum, a securities class action lawsuit was filed on August 23, 2016 against the Company and certain of its current and former officers in the United States District Court for the Middle District of Tennessee (the "District Court"), captioned Grae v. Corrections Corporation of America et al., Case No. 3:16-cv-02267. The Company settled this lawsuit in April 2021.  The settlement, which was approved by the District Court on November 8, 2021, contains no admission of liability, wrongdoing, or responsibility by any of the defendants including the Company. The Company paid the settlement amount of $56.0 million in May 2021.  As a result of the settlement, the Company recognized an expense of $54.3 million during the year ended December 31, 2021 ($51.7 million of which was recognized in the first quarter of 2021), which was net of the remaining insurance available under the Company’s policies.

The Company is also named along with several of its directors in six derivative lawsuits which raise similar allegations to those raised in the Grae securities litigation, which are currently stayed by agreement of the parties. The Company believes these lawsuits are entirely without merit and intends to vigorously defend against them.

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

On August 5, 2020, the Company announced that the BOD unanimously approved a plan to revoke its REIT election and become a taxable C Corporation, effective January 1, 2021.  As a result, the Company is no longer required to operate under REIT rules, including the requirement to distribute at least 90% of its taxable income to its stockholders, which provides the Company with greater flexibility to use its free cash flow.  Effective January 1, 2021, the Company became subject to federal and state income taxes on its taxable income at applicable tax rates, and is no longer entitled to a tax deduction for dividends paid.

CoreCivic recorded an income tax expense of $6.6 million and $113.5 million for the three months ended March 31, 2022 and 2021, respectively.  Income tax expense for the three months ended March 31, 2021 included $114.2 million primarily resulting from the revaluation of the Company's net deferred tax liabilities due to the completion of all significant actions necessary to revoke its REIT election. No catch-up tax payments or penalties resulted from the revocation of the Company's REIT election.

On March 27, 2020, President Trump signed into law the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”). The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferral of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. The accelerated depreciation methods for qualified improvement property significantly reduced the Company's taxable income and, therefore, its distribution requirement as a REIT for 2020.  During 2020, the Company deferred payment of $29.6 million of employer-side social security payments. Half of this deferred amount was paid in December 2021.   The other half, amounting to $14.8 million, will be due by December 31, 2022.

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

CoreCivic had no liabilities recorded for uncertain tax positions as of March 31, 2022 and December 31, 2021.  CoreCivic recognizes interest and penalties related to unrecognized tax positions in income tax expense. CoreCivic does not currently anticipate that the total amount of unrecognized tax positions will significantly change in the next twelve months.
10.	SEGMENT REPORTING

As of March 31, 2022, CoreCivic operated 45 correctional and detention facilities, 41 of which the Company owned.  In addition, CoreCivic owned and operated 24 residential reentry centers and owned 10 properties for lease to third parties.  Management views CoreCivic's operating results in three operating segments, CoreCivic Safety, CoreCivic Community, and CoreCivic Properties.  CoreCivic Safety includes the operating results of those correctional and detention facilities placed into service that were owned, or controlled via a long-term lease, and managed by CoreCivic, as well as those correctional and detention facilities owned by a third party and managed by CoreCivic.  CoreCivic Safety also includes the operating results of TransCor America, LLC, a subsidiary of the Company that provides transportation services to governmental agencies.  CoreCivic Community includes the operating results of those residential reentry centers placed into service that were owned, or controlled via a long-term lease, and managed by CoreCivic.  CoreCivic Community also includes the operating results of the Company's electronic monitoring and case management services. CoreCivic Properties includes the operating results of those properties leased to third parties.  The operating performance of the three segments can be measured based on their net operating income.  CoreCivic defines facility net operating income as a facility's revenues less operating expenses.

The revenue and facility net operating income for each of the three segments and a reconciliation to CoreCivic's income before income taxes is as follows for the three months ended March 31, 2022 and 2021 (in thousands):

	For the Three Months Ended March 31,
	2022	2021
Revenue:
Safety	$414,248	$409,769
Community	24,115	23,658
Properties	14,591	21,255
Total segment revenue	452,954	454,682
Operating expenses:
Safety	321,021	305,427
Community	20,227	21,100
Properties	3,282	6,274
Total segment operating expenses	344,530	332,801
Facility net operating income:
Safety	93,227	104,342
Community	3,888	2,558
Properties	11,309	14,981
Total facility net operating income	108,424	121,881
Other revenue (expense):
Other revenue	34	36
Other operating expense	(99)	(83)
General and administrative	(31,101)	(29,530)
Depreciation and amortization	(32,028)	(32,712)
Shareholder litigation expense	—	(51,745)
Asset impairments	—	(1,308)
Interest expense, net	(22,920)	(18,428)
Gain on sale of real estate assets, net	2,261	—
Other income (expense)	1,042	(148)
Income (loss) before income taxes	$25,613	$(12,037)

The following table summarizes capital expenditures including accrued amounts for the three months ended March 31, 2022 and 2021 (in thousands):

	For the Three Months Ended March 31,
	2022	2021
Capital expenditures:
Safety	$14,327	$5,523
Community	272	590
Properties	—	1,015
Corporate and other	1,016	8,518
Total capital expenditures	$15,615	$15,646

The total assets are as follows (in thousands):

	March 31, 2022	December 31, 2021
Assets:
Safety	$2,480,104	$2,532,319
Community	221,391	233,179
Properties	374,144	352,681
Corporate and other	453,913	380,759
Total Assets	$3,529,552	$3,498,938

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

•

the duration of the federal government's denial of entry at the United States southern border to asylum-seekers and anyone crossing the southern border without proper documentation or authority in an effort to contain the spread of the novel coronavirus and related variants, or COVID-19, a policy known as Title 42 (as further described hereinafter, on April 1, 2022, the Center for Disease Control and Prevention, or CDC, terminated Title 42, and began preparing for a resumption of regular migration at the United States southern border, effective May 23, 2022; however, on  April 25, 2022, a federal judge issued a temporary restraining order blocking the termination of Title 42 (the new hearing on Title 42 is currently scheduled for May 13, 2022));

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

•	our ability to successfully identify and consummate future development and acquisition opportunities and realize projected returns resulting therefrom;
•	our ability to have met and maintained qualification for taxation as a REIT for the years we elected REIT status; and

•	the availability of debt and equity financing on terms that are favorable to us, or at all, including our ability to refinance our Bank Credit Facility, which matures in April 2023.

Any or all of our forward-looking statements in this Quarterly Report may turn out to be inaccurate. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy, and financial needs.  Our statements can be affected by inaccurate assumptions we might make or by known or unknown risks, uncertainties and assumptions, including the risks, uncertainties, and assumptions described in our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the Securities and Exchange Commission, or the SEC, on February 18, 2022, or the 2021 Form 10-K, and in other reports, documents, and other information we file with the SEC from time to time.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.  New risks and uncertainties arise from time to time, and it is impossible for us to predict these events or how they may affect us. We undertake no obligation to publicly update or revise any forward-looking statements made in this Quarterly Report, except as may be required by law. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements.

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

We are the nation's largest owner of partnership correctional, detention, and residential reentry facilities and one of the largest prison operators in the United States.  We also believe we are the largest private owner of real estate used by government agencies in the U.S. As of March 31, 2022, through our CoreCivic Safety segment, we operated 45 correctional and detention facilities, 41 of which we owned, with a total design capacity of approximately 68,000 beds. Through our CoreCivic Community segment, we owned and operated 24 residential reentry centers with a total design capacity of approximately 5,000 beds.  In addition, through our CoreCivic Properties segment, we owned 10 properties for lease to third parties and used by government agencies, totaling 1.8 million square feet.

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

On August 5, 2020, we announced that our Board of Directors, or BOD, unanimously approved a plan to revoke our REIT election and become a taxable C Corporation, effective January 1, 2021.  The BOD also voted unanimously to discontinue our quarterly dividend and prioritize allocating our free cash flow to reduce debt levels.  As a result, we are no longer required to operate under REIT rules, including the requirement to distribute at least 90% of our taxable income to our stockholders, which provides us with greater flexibility to use our free cash flow.  Beginning January 1, 2021, we became subject to federal and state income taxes on our taxable income at applicable tax rates, and are no longer entitled to a tax deduction for dividends paid. However, we believe this conversion improves our overall credit profile and will lower our overall cost of capital.  Following our first priority of reducing debt, we expect to allocate a substantial portion of our free cash flow to returning capital to our shareholders and pursuing alternative growth opportunities.  This conversion also provides us with significantly more liquidity, which enables us to reduce our reliance on the capital markets and reduce the size of our Second Amended and Restated Credit Agreement (which provides for a term loan of an original principal balance of $200.0 million, or Term Loan A, and a revolving credit facility in an aggregate principal amount of up to $800.0 million, or Revolving Credit Facility), or Bank Credit Facility, in the future.  We continued to operate as a REIT for the 2020 tax year, and existing REIT requirements and limitations, including those established by our organizational documents, remained in place until January 1, 2021.

On January 26, 2021, President Biden issued the Private Prison EO. The Private Prison EO directs the Attorney General to not renew DOJ contracts with privately operated criminal detention facilities.  Two agencies of the DOJ, the BOP and the USMS utilize our services.  The BOP houses inmates who have been convicted, and the USMS is generally responsible for detainees who are awaiting trial.  The BOP has experienced a steady decline in inmate populations over the last eight years, a trend that has been accelerated by the COVID-19 pandemic.  We currently have one prison contract with the BOP at our 1,978-bed McRae Correctional Facility, accounting for 2% ($40.6 million) of our total revenue for the twelve months ended December 31, 2021, which expires in November 2022.  The Private Prison EO only applies to agencies that are part of the DOJ, which includes the BOP and USMS.  U.S. Immigration and Customs Enforcement, or ICE, facilities are not covered by the Private Prison EO, as ICE is an agency of the Department of Homeland Security, or DHS, not the DOJ, although it is possible that the federal government could choose to take similar action on ICE facilities in the future.  For the twelve months ended December 31, 2021, USMS and ICE accounted for 23% ($433.6 million) and 30% ($552.2 million), respectively, of our total revenue.

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

We currently have six detention facilities that have separate contracts where the USMS is the primary customer within the facility that all expire at various times over the next several years, with the exception of two contracts that have indefinite terms. As of March 31, 2022, one of the aforementioned six contracts, a contract with a government agency at our 2,672-bed Tallahatchie County Correctional Facility in Mississippi that allows the USMS to utilize available capacity, expires in June 2022.  Non-renewal of these contracts, or the expansion of the Private Prison EO to ICE, could have a material adverse effect on our business, financial condition, and results of operations if we are unable to replace the cash flows with new management contracts like we did at our Northeast Ohio and Crossroads facilities.

In March 2020, the World Health Organization declared the outbreak of COVID-19 as a pandemic.  As a result, in the first quarter of 2020, the federal government decided to deny entry at the United States southern border to asylum-seekers and anyone crossing the southern border without proper documentation or authority in an effort to contain the spread of COVID-19, a policy known as Title 42, continued by the Biden administration. This policy resulted in a reduction to the number of people ICE detained, including in our detention facilities.  On April 1, 2022, the CDC issued a Public Health Determination terminating Title 42 with an effective date of May 23, 2022. However, on April 25, 2022, a federal judge issued a temporary restraining order blocking the termination of Title 42. The new hearing on Title 42 is currently scheduled for May 13, 2022.  If Title 42 is terminated, such action may result in an increase in the number of undocumented people permitted to enter the United States claiming asylum, and could result in an increase in the number of people apprehended and detained by ICE.

In February 2021, President Biden announced plans to allow certain migrants to pursue asylum in the United States while awaiting their proceedings in immigration courts, reversing a policy known as the Migrant Protection Protocols, or MPP, commonly referred to as the "Remain in Mexico Policy," enacted by the Trump administration. The MPP required asylum seekers to wait in Mexico during the pendency of their immigration court proceedings.

MPP has been subject to legal challenges.  On August 13, 2021, a federal court ordered the Biden administration to reinstate the MPP finding that terminating MPP would be illegal "until the Department of Homeland Security has the capacity and willingness to detain immigrants."  On August 24, 2021, the Supreme Court refused to block implementation of that order.  On October 29, 2021, Secretary of Homeland Security Alejandro N. Mayorkas issued a memorandum asserting the termination of MPP, which was structured to be implemented if the decision reinstating MPP is vacated. The memorandum also provides that the Biden administration will continue to comply with the injunction requiring the reinstatement and enforcement of MPP until a final judicial decision, if any, to vacate such injunction is issued. In early December 2021, the Department of Homeland Security began the court-ordered re-implementation of the MPP, and on December 13, 2021, a federal appeals court rejected the Biden administration’s attempts to terminate MPP.  On December 29, 2021, the Biden administration appealed this decision to the Supreme Court.  On April 26, 2022, the Supreme Court heard arguments on MPP, and a ruling regarding the ability for the federal government to terminate MPP could be delivered in June 2022.  The number of people apprehended by ICE could increase if the Biden administration prevails in its efforts to terminate MPP.

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

COVID-19 notwithstanding, we believe the long-term growth opportunities of our business remain attractive as government agencies consider their emergent needs (including capacity to help mitigate the spread of infectious disease), as well as the efficiency and offender programming opportunities we provide as flexible solutions to satisfy our partners' needs.  Further, although disrupted by the COVID-19 pandemic, several of our existing federal and state partners, as well as prospective state partners, have been experiencing growth in offender populations and overcrowded conditions, as well as an increase in violent crime.  Governments are now assessing their need for correctional space in light of COVID-19, and several are considering alternative correctional capacity for their aged or inefficient infrastructure, or are seeking cost savings by utilizing the private sector, which could result in increased future demand for the solutions we provide.  For example, in December 2021, the state of Arizona awarded us a new contract for up to 2,706 inmates at our 3,060-bed La Palma Correctional Center in Arizona, which commenced in April 2022.  We are not aware of a larger prison contract awarded to the private sector by any state in over a decade. Competing budget priorities often impede our customers' ability to construct new prison beds of their own or update their older facilities, which we believe could result in further demand for private sector prison capacity solutions in the long-term.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The consolidated financial statements in this Quarterly Report are prepared in conformity with U.S. generally accepted accounting principles, or GAAP.  As such, we are required to make certain estimates, judgments, and assumptions that we believe are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period.  A summary of our significant accounting policies is described in our 2021 Form 10-K.  The significant accounting policies and estimates which we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following:

Asset impairments.  The primary risk we face for material asset impairment charges is associated with facilities we own.  As of March 31, 2022, we had $2.3 billion in property and equipment, including $200.9 million in long-lived assets at seven idled CoreCivic Safety correctional facilities.  The carrying values of the seven idled correctional facilities as of March 31, 2022 were as follows (in thousands):

Prairie Correctional Facility	$14,195
Huerfano County Correctional Center	15,070
Diamondback Correctional Facility	36,490
Marion Adjustment Center	10,639
Kit Carson Correctional Center	50,506
West Tennessee Detention Facility	20,364
Leavenworth Detention Center	53,615
$200,879

As of March 31, 2022, we also had one idled non-core facility in our Safety segment containing 240 beds with a net book value of $3.1 million, and three idled facilities in our Community segment, containing an aggregate of 650 beds with an aggregate net book value of $8.7 million.

We incurred operating expenses at these idled facilities of approximately $2.0 million for the period they were idle during both the three months ended March 31, 2022 and 2021. The 2022 amount excludes $3.5 million of operating expenses incurred at our West Tennessee Detention Facility and our Leavenworth Detention Center during the first quarter of 2022.  The West Tennessee facility was idled upon the expiration of a USMS contract on September 30, 2021, and the Leavenworth facility was idled upon the expiration of a USMS contract on December 31, 2021.  Although recently idled, we have retained a certain staffing level at both facilities in order to quickly respond should we enter into new contracts with government agencies in the near-term. We also continued to incur expenses related to transportation services provided by staff at the Leavenworth facility during the first quarter of 2022.

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

Self-funded insurance reserves.  As of March 31, 2022, we had $49.7 million in accrued liabilities for employee health, workers' compensation, and automobile insurance claims.  We are self-insured for employee health, workers' compensation, and automobile liability insurance claims.  As such, our insurance expense is largely dependent on claims experience and our ability to control our claims.  We have consistently accrued the estimated liability for employee health insurance claims based on our history of claims experience and the estimated time lag between the incident date and the date we pay the claims.  We have accrued the estimated liability for workers' compensation claims based on an actuarial valuation of the outstanding liabilities, discounted to the net present value of the outstanding liabilities, using a combination of actuarial methods used to project ultimate losses, and our automobile insurance claims based on estimated development factors on claims incurred. The liability for employee health, workers' compensation, and automobile insurance includes estimates for both claims incurred and for claims incurred but not reported.  In recent history, our methods for determining our exposure have remained consistent, and our historical trends have been appropriately factored into our estimates and reserves. As we obtain additional information and refine our methods regarding the assumptions and estimates we use to recognize liabilities incurred, we will adjust our reserves accordingly.  Arriving at these estimates, however, requires a significant amount of subjective judgment by management, and as a result these estimates are uncertain, and our actual exposure may be different from our estimates.  It is possible that future cash flows and results of operations could be materially affected by changes in our assumptions, new developments, or by the effectiveness of our strategies.

Legal reserves.  As of March 31, 2022, we had $8.1 million in accrued liabilities under the provisions of Accounting Standards Codification, or ASC, Subtopic 450-20, "Loss Contingencies," related to certain claims and legal proceedings in which we are involved.  We have accrued our best estimate of the probable costs for the resolution of these claims, if estimable.  In addition, we are subject to current and potential future claims and legal proceedings for which little or no accrual has been reflected because our current assessment of the potential exposure is nominal, or because we cannot reasonably estimate the amount of loss or range of loss, if any, that may result.  These estimates have been developed in consultation with our General Counsel's office and, as appropriate, outside counsel handling these matters, and are based upon an analysis of potential results, assuming a combination of litigation and settlement strategies.  It is possible that future cash flows and results of operations could be materially affected by changes in our assumptions, new developments, or by the effectiveness of our litigation and settlement strategies.

RESULTS OF OPERATIONS

Our results of operations are impacted by the number of correctional and detention facilities we operated, including 41 we owned and four owned by our government partners (CoreCivic Safety), the number of residential reentry centers we owned and operated (CoreCivic Community), the number of facilities we leased to other operators (CoreCivic Properties), and the facilities we owned that were not in operation.  The following table sets forth the changes in the number of facilities operated for the periods presented:

	Effective	CoreCivic
	Date	Safety	Community	Properties	Total
Facilities as of December 31, 2020		47	27	15	89
Termination of contract and lease of a Colorado reentry center	January 2021	—	(1)	—	(1)
Sale of an idled government-leased property in Missouri	May 2021	—	—	(1)	(1)
Sale of two leased properties in Florida and Ohio	May 2021	—	—	(2)	(2)
Sale of a government-leased property in Maryland	June 2021	—	—	(1)	(1)
Sale of an idled property in Pennsylvania	June 2021	—	—	(1)	(1)
Termination of GRES partnership (Detroit, Michigan)	September 2021	—	—	(1)	(1)
Lease of Northwest New Mexico Correctional Center	November 2021	(1)	—	1	—
Facilities as of December 31, 2021		46	26	10	82
Expiration of a managed-only contract in Indiana	January 2022	(1)	—	—	(1)
Sale of a residential reentry facility in Colorado	February 2022	—	(1)	—	(1)
Sale of a residential reentry facility in Colorado	March 2022	—	(1)	—	(1)
Facilities as of March 31, 2022		45	24	10	79

Three Months Ended March 31, 2022 Compared to the Three Months Ended March 31, 2021

Net income was $19.0 million, or $0.16 per diluted share, for the three months ended March 31, 2022, compared with a net loss of $125.6 million, or $1.05 per diluted share, for the three months ended March 31, 2021. Financial results for the three months ended March 31, 2022 reflected a $2.3 million gain on the sale of real estate assets, partially offset by income tax expense of $0.6 million associated with such sale of real estate assets. Financial results for the three months ended March 31, 2021 reflected an income tax charge of $113.5 million, including $114.2 million for income taxes associated primarily with the Company's net deferred tax liabilities due to the completion of all significant actions necessary to revoke our REIT election and become a taxable C Corporation.  Financial results for the three months ended March 31, 2021 also included charges of $51.7 million related to the settlement agreement reached in April 2021 in connection with shareholder litigation, $1.6 million of incremental expenses directly associated with COVID-19 (reflected in operating expenses), and $1.3 million of asset impairments, all partially offset by an income tax benefit of $14.1 million associated with these items.

Our Current Operations

Our ongoing operations are organized into three principal business segments:

•

CoreCivic Safety segment, consisting of the 45 correctional and detention facilities that are owned, or controlled via a long-term lease, and managed by CoreCivic, as well as those correctional and detention facilities owned by third parties but managed by CoreCivic. CoreCivic Safety also includes the operating results of our subsidiary that provides transportation services to governmental agencies, TransCor America, LLC, or TransCor.

•

CoreCivic Community segment, consisting of the 24 residential reentry centers that are owned, or controlled via a long-term lease, and managed by CoreCivic.  CoreCivic Community also includes the operating results of our electronic monitoring and case management services.

•	CoreCivic Properties segment, consisting of the 10 real estate properties owned by CoreCivic for lease to third parties and used by government agencies.

For the three months ended March 31, 2022 and 2021, our total segment net operating income, which we define as facility revenue (including interest income associated with finance leases) less operating expenses, was divided among our three business segments as follows:

	For the Three Months Ended March 31,
	2022	2021
Segment:
Safety	84.3%	84.1%
Community	3.5%	2.0%
Properties	12.2%	13.9%

Facility Operations

A key performance indicator we use to measure the revenue and expenses associated with the operation of the correctional, detention, and residential reentry facilities we own or manage is expressed in terms of a compensated man-day, which represents the revenue we generate and expenses we incur for one offender for one calendar day.  Revenue and expenses per compensated man-day are computed by dividing facility revenue and expenses by the total number of compensated man-days during the period.  A compensated man-day represents a calendar day for which we are paid for the occupancy of an offender. We believe the measurement is useful because we are compensated for operating and managing facilities at an offender per diem rate based upon actual or minimum guaranteed occupancy levels.  We also measure our costs on a per compensated man-day basis, which is largely dependent upon the number of offenders we accommodate.  Further, per compensated man-day measurements are also used to estimate our potential profitability based on certain occupancy levels relative to design capacity.  Revenue and expenses per compensated man-day for all of the correctional, detention, and residential reentry facilities placed into service that we owned or managed, exclusive of those held for lease, and for TransCor were as follows for the three months ended March 31, 2022 and 2021:

	For the Three Months Ended March 31,
	2022	2021
Revenue per compensated man-day	$91.88	$89.80
Operating expenses per compensated man-day:
Fixed expense	50.79	49.65
Variable expense	20.41	17.58
Total	71.20	67.23
Operating income per compensated man-day	$20.68	$22.57
Operating margin	22.5%	25.1%
Average compensated occupancy	70.6%	69.9%
Average available beds	73,581	75,236
Average compensated population	51,971	52,595

Revenue

Total revenue consists of management revenue we generate through CoreCivic Safety and CoreCivic Community in the operation of correctional, detention, and residential reentry facilities, as well as the revenue we generate from TransCor and our electronic monitoring and case management services.  Total revenue also consists of lease revenue we generate through CoreCivic Properties from facilities we lease to third-party operators. The following table reflects the components of revenue for the three months ended March 31, 2022 and 2021 (in millions):

	For the Three Months Ended March 31,
	2022	2021	$ Change	% Change
Management revenue:
Federal	$254.9	$254.5	$0.4	0.2%
State	154.7	143.8	10.9	7.6%
Local	9.3	12.4	(3.1)	(25.0%)
Other	19.5	22.7	(3.2)	(14.1%)
Total management revenue	438.4	433.4	5.0	1.2%
Lease revenue	14.6	21.3	(6.7)	(31.5%)
Total revenue	$453.0	$454.7	$(1.7)	(0.4%)

The $5.0 million, or 1.2%, increase in total management revenue for the three months ended March 31, 2022 as compared with the same period in 2021 was primarily a result of an increase in revenue of $9.7 million driven primarily by an increase of 2.3% in average revenue per compensated man-day.  The increase in average revenue per compensated man-day resulted from the effect of per diem increases at several of our facilities, as well as a higher mix of federal populations at higher per diem rates. The increase in management revenue was partially offset by a decrease in revenue of approximately $5.0 million driven primarily by a decrease in the average daily compensated population from 2021 to 2022. Revenue generated from our electronic monitoring and case management services during the three months ended March 31, 2022 increased $0.3 million from the comparable period in the prior year.

Average daily compensated population decreased 624, or 1.2%, to 51,971 during the three months ended March 31, 2022 compared to 52,595 during the three months ended March 31, 2021. The decrease in average daily compensated population was a result of the contract terminations at our 600-bed West Tennessee Detention Facility effective September 30, 2021, at our 1,033-bed Leavenworth Detention Center effective December 31, 2021, and at the 1,030-bed managed-only Marion County Jail effective January 31, 2022, all as further described hereinafter. In addition, the decrease in average daily compensated population was a result of the three-year lease agreement we entered into with the state of New Mexico at our 596-bed Northwest New Mexico Correctional Center effective November 1, 2021.  We previously operated the Northwest New Mexico facility in our Safety segment under a contract with the state of New Mexico. These factors, which contributed to the decrease in average daily compensated population, were partially offset by increases in state populations as states begin to recover from COVID-19 and operations of criminal justice systems have begun to normalize, as well as from an increase in ICE detainee populations, when compared to the prior year period.

The solutions we provide to our federal customers, including primarily ICE, the USMS, and the BOP, continue to be a significant component of our business. The federal customers in our Safety and Community segments generated approximately 56% of our total revenue for both the three months ended March 31, 2022 and 2021, increasing $0.4 million, or 0.2%, during the three months ended March 31, 2022 as compared with the same period in 2021.

The decision near the end of the first quarter of 2020 by the federal government to deny entry at the United States southern border to asylum-seekers and anyone crossing the southern border without proper documentation or authority in an effort to contain the spread of COVID-19, a policy known as Title 42, resulted in a reduction in people being apprehended and detained by ICE.  The financial impact was somewhat mitigated by fixed monthly payments from ICE at certain facilities, to ensure ICE has adequate bed capacity in the event of a surge in the future.  Compared with the first quarter of 2021, however, we have experienced a modest increase in the number of people detained by ICE in our facilities.  During 2021, revenue from ICE was $552.2 million compared to $542.0 million during 2020, and compared to $579.5 million during 2019, prior to the implementation of Title 42.  During the three months ended March 31, 2022, revenue from ICE was $138.7 million compared to $131.5 million during the three months ended March 31, 2021.  On April 1, 2022, the CDC issued a Public Health Determination terminating Title 42 with an effective date of May 23, 2022. However, on April 25, 2022, a federal judge issued a temporary restraining order blocking the termination of Title 42. The next hearing on Title 42 is currently scheduled for May 13, 2022.  If Title 42 is terminated, such action may result in an increase in the number of undocumented people permitted to enter the United States claiming asylum, and could result in an increase in the number of people apprehended and detained by ICE.  The number of people apprehended by ICE could also increase if the federal government prevails over its attempt to reverse the MPP implemented by the Trump administration.  As previously described, litigation over MPP is ongoing and on April 26, 2022 the Supreme Court heard arguments on MPP and a ruling regarding the ability for the federal government to terminate MPP could be delivered in June 2022.

State revenues from contracts at correctional, detention, and residential reentry facilities that we operate increased $10.9 million, or 7.6%, during the three months ended March 31, 2022 as compared to the same period in 2021.  State revenues increased most notably as a result of the amended contract with the state of Montana to utilize all of the capacity at the Crossroads Correctional Center, including the space vacated by the USMS, as previously discussed herein.  In addition, state revenues increased as a result of higher state inmate populations, and from per diem increases under a number of our state contracts, as certain states have recognized the need to provide additional funding to address increases in the wages of our employees. The increase in state revenues was partially offset by the effect of the new lease agreement at our Northwest New Mexico Correctional Center effective November 1, 2021.  We previously operated the facility in our Safety segment under a contract with the state of New Mexico.  Excluding state inmate populations at the Northwest New Mexico facility, average daily state inmate populations increased from 26,536 during the first quarter of 2021 to 27,839 during the first quarter of 2022, an increase of 4.9%.  We expect state revenues to further increase as a result of a new contract from the state of Arizona for up to 2,706 inmates awarded in December 2021 at our 3,060-bed La Palma Correctional Center.  We began receiving inmates from the state of Arizona in April 2022 under this new contract and expect the transfer process to be complete in the fourth quarter of 2022.  Before the new award, the La Palma facility supported the mission of ICE by caring for approximately 1,800 detainees.  As the new contract with Arizona commences and state inmates are accepted at the facility, we are working closely with ICE to provide alternative capacity within the region in order to continue to support its needs.

Local revenues from contracts at correctional, detention, and residential reentry facilities that we operate decreased $3.1 million, or 25.0%, from the first quarter of 2021 to the first quarter of 2022.  The decrease in local revenue is primarily a result of the contract termination at the 1,030-bed managed-only Marion County Jail on January 31, 2022.  This facility contributed to the reduction in local revenues of $3.6 million.

The $6.7 million, or 31.5%, decrease in lease revenue from the first quarter of 2021 to the comparable period in 2022, was primarily a result of the sale of three actively leased properties during the second quarter of 2021, as further described hereinafter.  The decrease in lease revenue was partially offset by the lease revenue generated from the commencement of the lease of the 596-bed Northwest New Mexico Correctional Center to the state of New Mexico effective November 1, 2021, which was previously operated as a facility in our Safety segment but is now part of our Properties segment.

Operating Expenses

Operating expenses totaled $344.6 million and $332.9 million for the three months ended March 31, 2022 and 2021, respectively. Operating expenses consist of those expenses incurred in the operation and management of correctional, detention, and residential reentry facilities, as well as those expenses incurred in the operations of TransCor and our electronic monitoring and case management services.  Operating expenses also consist of those expenses incurred in the operation of facilities we lease to third-party operators.

Expenses incurred by CoreCivic Safety and CoreCivic Community in connection with the operation and management of our correctional, detention, and residential reentry facilities, as well as those incurred in the operations of TransCor and our electronic monitoring and case management services, increased $14.7 million, or 4.5%, during the first quarter of 2022 when compared with the same period in 2021. There were several factors that contributed to the increase in operating expenses incurred in these segments.  Operating expenses increased primarily as a result of wage and employee benefits increases and related incremental expenses resulting from labor shortages and wage pressures, as further described hereinafter. Additionally, operating expenses increased as a result of expenses incurred as we prepare for the aforementioned transition of inmate populations at our La Palma Correctional Center, as a result of a new contract with the state of Arizona. The increase in operating expenses was partially offset by the contract terminations at our 600-bed West Tennessee Detention Facility effective September 30, 2021, at our 1,033-bed Leavenworth Detention Center effective December 31, 2021, and at the 1,030-bed managed-only Marion County Jail effective January 31, 2022.  In addition, the increase in operating expenses was partially offset by the three-year lease agreement we entered into with the state of New Mexico at our 596-bed Northwest New Mexico Correctional Center effective November 1, 2021.  We previously operated the Northwest New Mexico facility in our Safety segment.

Total expenses per compensated man-day increased to $71.20 during the three months ended March 31, 2022 from $67.23 during the three months ended March 31, 2021.  Fixed expenses per compensated man-day increased to $50.79 during the three months ended March 31, 2022 from $49.65 during the same period in the prior year.  We have experienced labor shortages and wage pressures in many markets across the country, and have provided wage increases to remain competitive, including increases to most of our facility staff during the third quarters of both 2021 and 2020.  Recruiting has been particularly challenging during the pandemic due to the front-line nature of the services we provide, and the shortage of nursing staff across the country has intensified as a result of the COVID-19 pandemic, resulting in a significant increase in registry nursing expenses, as further described hereinafter.  The challenges of recruiting and retaining staff, including nursing, could be exacerbated by actions taken or contemplated to be taken by government authorities intended to mitigate the spread of COVID-19 such as vaccine mandates, health and safety directives or other requirements that apply to us and our facilities.  Further, we have incurred, and expect to continue to incur, incremental expenses to help ensure sufficient staffing levels under unique and challenging working conditions.  Incremental expenses include, but may not be limited to, incentive payments to our front-line and field staff, additional paid time off, off-cycle wage increases in certain markets to remain competitive, further increases in registry nursing expenses, as well as expenses to procure personal protective equipment and other supplies.  We continue to incur operating expenses associated with COVID-19 for personal protective equipment and other supplies.

We continually monitor compensation levels very closely along with overall economic conditions and will adjust wage levels necessary to help ensure the long-term success of our business.  Further, we continually evaluate the structure of our employee benefits package and training programs to ensure we are better able to attract and retain our employees. Salaries and benefits represent the most significant component of our operating expenses, representing approximately 59% and 60% of our total operating expenses during the three months ended March 31, 2022 and 2021, respectively.  As mentioned, recruiting and retaining staff has become particularly challenging in the current employment market for us and for the corrections and detention industry as a whole. An inability to attract and retain sufficient personnel could prevent us from caring for additional residential populations for government agencies in need of additional capacity due to an increase in inmate populations or an inability to adequately staff their facilities. An inability to attract and retain sufficient personnel in our existing facilities could also cause our government partners to assess liquidated damages, reduce our residential populations, or in extreme circumstances, cancel our contracts. We have also been subjected to increasing staff vacancy deductions as a result of the labor shortages, which are reflected as reductions to other management revenue.  Estimating vacancy deduction amounts can be complex and subject to management judgment and estimations.  Some of our government partners have granted waivers for vacancy deductions in recognition of the unique and challenging labor market, while others have discretionarily adjusted such deductions based on our extraordinary costs, efforts and incentive programs implemented to attract and retain staff.

Variable expenses per compensated man-day increased to $20.41 during the three months ended March 31, 2022, from $17.58 during the same period in the prior year.  The increase in variable expenses per compensated man-day was primarily a result of an increase in registry nursing expenses of $6.4 million, or $1.37 per compensated man-day, due to the shortage of nursing staff across the country.   In addition, we experienced an increase in travel expenses from the same period in the prior year as we supported our staff who are temporarily deployed across the Company to help address the labor shortages we are experiencing in certain regions.

Operating expenses incurred by CoreCivic Properties in connection with facilities we lease to third-party operators decreased $3.0 million, or 47.7%, during the first quarter of 2022 when compared with the same period in 2021. The decrease in expenses in this segment was primarily a result of the sale of three actively leased properties during the second quarter of 2021, as further described hereinafter.  The decrease in lease revenue was partially offset by the lease revenue generated from the commencement of the lease of the 596-bed Northwest New Mexico Correctional Center effective November 1, 2021, also as further described hereinafter.

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

Additionally, the Private Prison EO issued by President Biden on January 26, 2021, directs the Attorney General to not renew DOJ contracts with privately operated criminal detention facilities.  Two agencies of the DOJ, the BOP and the USMS utilize our services.  The BOP houses inmates who have been convicted, and the USMS is generally responsible for detainees who are awaiting trial.  The BOP has experienced a steady decline in inmate populations over the last eight years, a trend that has been accelerated by the COVID-19 pandemic.  We currently have one prison contract with the BOP at our 1,978-bed McRae Correctional Facility, accounting for 2% ($40.6 million) of our total revenue for the twelve months ended December 31, 2021, which expires in November 2022.  During the three months ended March 31, 2022, we generated management revenue of $10.3 million from this contract with the BOP.  We do not expect this contract to be renewed upon expiration.  The Private Prison EO only applies to agencies that are part of the DOJ, which includes the BOP and USMS.  ICE facilities are not covered by the Private Prison EO, as ICE is an agency of DHS, not the DOJ, although it is possible that the federal government could choose to take similar action on ICE facilities in the future.  For the twelve months ended December 31, 2021, USMS and ICE accounted for 23% ($433.6 million) and 30% ($552.2 million), respectively, of our total revenue.

Unlike the BOP, the USMS does not own detention capacity and relies on the private sector, along with various government agencies, for its detainee population. The USMS has been advised by the Office of the Deputy Attorney General not to renew existing contracts, or enter into new contracts for private detention facilities.  We currently have six detention facilities that have separate contracts where the USMS is the primary customer within the facility that all expire at various times over the next several years, with the exception of two contracts that have indefinite terms. Non-renewal of these contracts, or the expansion of the Private Prison EO to ICE, could have a material adverse effect on our business, financial condition, and results of operations if we are unable to replace the cash flows with new management contracts like we did at our Northeast Ohio and Crossroads facilities.  As of March 31, 2021, one of the aforementioned six contracts, a contract with a government agency at our 2,672-bed Tallahatchie County Correctional Facility in Mississippi that allows the USMS to utilize available capacity, expires in June 2022.  During the three months ended March 31, 2022 and the twelve months ended December 31, 2021, we generated management revenue of $4.5 million and $30.3 million, respectively, from the USMS under this contract.

Based on information available as of the date of this Quarterly Report, other than the previously mentioned contract with the BOP at our McRae facility, we believe we will renew all other contracts with our government partners that have expired or are scheduled to expire within the next twelve months that could have a material adverse impact on our financial statements.  We believe our renewal rate on existing contracts remains high due to a variety of reasons including, but not limited to, the constrained supply of available beds within the U.S. correctional system, our ownership of the majority of the beds we operate, and the cost effectiveness of the services we provide.  However, we cannot assure we will continue to achieve such renewal rates in the future.

CoreCivic Safety

CoreCivic Safety includes the operating results of the correctional and detention facilities that we operated during each period.  Total revenue generated by CoreCivic Safety increased $4.5 million, or 1.1%, from $409.8 million during the three months ended March 31, 2021 to $414.2 million during the three months ended March 31, 2022. CoreCivic Safety's facility net operating income decreased $11.1 million, or 10.7%, from $104.3 million during the three months ended March 31, 2021 to $93.2 million during the three months ended March 31, 2022. During the three months ended March 31, 2022, CoreCivic Safety generated 84.3% of our total segment net operating income, compared with 84.1% during the three months ended March 31, 2021.

The following table displays the revenue and expenses per compensated man-day for CoreCivic Safety's correctional and detention facilities placed into service that we own and manage and for the facilities we manage but do not own, inclusive of the transportation services provided by TransCor:

	For the Three Months Ended March 31,
	2022	2021
CoreCivic Safety Facilities:
Revenue per compensated man-day	$93.38	$91.25
Operating expenses per compensated man-day:
Fixed expense	51.40	49.96
Variable expense	20.96	18.05
Total	72.36	68.01
Operating income per compensated man-day	$21.02	$23.24
Operating margin	22.5%	25.5%
Average compensated occupancy	71.7%	71.3%
Average available beds	68,712	70,003
Average compensated population	49,292	49,895

The Private Prison EO could have a negative impact on our future results of operations and cash flows, to the extent we are unable to replace the cash flows with new management contracts like we did at our Northeast Ohio and Crossroads facilities, as previously described herein.  We had direct contracts with the USMS to care for detainees at our 600-bed West Tennessee Detention Facility that expired on September 30, 2021 and was not renewed and our 1,033-bed Leavenworth Detention Center that expired on December 31, 2021 and was not renewed. We are actively marketing the West Tennessee and Leavenworth facilities to other government agencies, and in August 2021, we submitted a formal response to a government agency's request for proposal to utilize the West Tennessee facility.  We are also currently in discussions with, and have submitted proposals to, other potential government partners to utilize the Leavenworth facility.  However, we can provide no assurance that we will be able to reach an agreement for the utilization of the West Tennessee and Leavenworth facilities. During the three months ended March 31, 2021 and the year ended December 31, 2021, the contract with the USMS at our West Tennessee facility generated management revenue of $5.2 million and $14.7 million, respectively. During the three months ended March 31, 2021 and the time the facility was active during 2021, the West Tennessee facility generated facility net operating income, or facility revenues less operating expenses, of $0.1 million and $0.4 million, respectively.  During the three months ended March 31, 2021 and the year ended December 31, 2021, the contract with the USMS at our Leavenworth facility generated management revenue of $9.8 million and $36.4 million, respectively, and generated facility net operating income of $2.6 million and $4.8 million, respectively. We idled both the West Tennessee and Leavenworth facilities upon expiration of the contracts with the USMS.  However, we have retained a certain staffing level at both facilities in order to quickly respond should we enter into new contracts with government agencies in the near-term and to provide transportation services at the Leavenworth facility, which contributed to the increase in operating expenses per man-day in our Safety segment.  During the three months ended March 31, 2022, these two facilities experienced facility net operating losses aggregating $2.9 million, resulting in a total reduction to facility net operating income of $5.6 million at these two facilities as compared to the same period in 2021.

Our managed-only contract for the 1,030-bed Marion County Jail in Indianapolis, Indiana terminated and operations transitioned to Marion County effective January 31, 2022.  Marion County constructed a replacement facility that became fully operational in January 2022.  The County intends to redevelop the property where the Marion County Jail was located, and we received notice in the second quarter of 2021 that the County intended to terminate the contract effective December 31, 2021.  The contract was subsequently amended and extended through January 31, 2022 to allow the County more time to prepare for the transition.  During the first quarter of 2021, this facility generated facility net operating income of $1.0 million, compared to a facility net operating loss of $0.1 million during the first quarter of 2022.

On September 20, 2021, we entered into a three-year lease agreement with the state of New Mexico at our 596-bed Northwest New Mexico Correctional Center.  We previously operated the Northwest New Mexico facility in our Safety segment under a contract with the state of New Mexico. We transitioned facility operations to the New Mexico Corrections Department upon commencement of the new lease agreement on November 1, 2021.  During the time the facility operated in our Safety segment during 2021, the Northwest New Mexico facility generated revenue of $9.2 million, including revenue of $2.9 million in the first quarter of 2021, and incurred a facility net operating loss of $2.3 million, including a net operating loss of $0.4 million in the first quarter of 2021. During the first quarter of 2022, this facility generated lease revenue of $0.8 million, and facility net operating income of $0.4 million.

In December 2021, we were awarded a new management contract from the state of Arizona for up to 2,706 inmates at our 3,060-bed La Palma Correctional Center in Arizona. The State will close an outdated public-sector prison and transfer the inmate populations to our La Palma facility.  The transfer began in April 2022, and is expected to be completed in the fourth quarter of 2022.  Before the new award, the La Palma facility supported the mission of ICE by caring for approximately 1,800 detainees.  As the new contract with Arizona commences and state inmates are accepted at the facility, we are working closely with ICE to provide alternative capacity within the region in order to continue to support their needs.  We expect the transition of population from ICE detainees to inmates from the state of Arizona will result in the disruption of earnings and cash flows until the occupancy of inmates from the state of Arizona reaches stabilization.  Upon full utilization of the new contract, we expect to generate approximately $75.0 million to $85.0 million in annualized revenue at the La Palma facility. However, because of the preparation to receive the Arizona inmates, including a reduction in the average daily population of ICE detainees at the facility, facility net operating income decreased $2.4 million during the first quarter of 2022 compared with the first quarter of 2021.

Operating margins in the CoreCivic Safety segment were also negatively impacted during the first quarter of 2022 by increased operating expenses per man-day, which was driven primarily by incremental staffing levels, higher wage rates, and increased registry nursing and other related expenses. As previously described herein, we have experienced labor shortages and wage pressures in many markets across the country, and have provided wage increases to remain competitive, including increases to most of our facility staff during the third quarters of both 2021 and 2020. Further, we have incurred, and expect to continue to incur, incremental expenses to help ensure sufficient staffing levels under unique and challenging working conditions, including but not limited to, shift incentive bonuses, recruiting and retention bonuses, off-cycle wage increases, as well as relocation incentives.  During 2021, we operated at reduced staffing levels due to COVID-19 health and safety measures, including occupancy restrictions and labor shortages in many of our markets. Further, in an effort to mitigate the spread of COVID-19 and at the direction of our government partners, we significantly reduced the level of movement within our facilities, enabling us to more efficiently manage our staffing.  We have worked with our government partners and followed national and local health standards as we reinstated normal movement within our facilities.  The negative impact on operating margins resulting from these factors was partially offset by a 2.3% increase in average revenue per compensated man-day.  The increase in average revenue per compensated man-day resulted from the effect of per diem increases at several of our facilities, as well as a higher mix of federal populations at higher per diem rates.

California Assembly Bill 32, or AB32, became effective January 1, 2020.  AB32 generally prohibits new contracts and renewals of existing contracts between private, for-profit entities and government agencies for the operation of detention facilities within the state of California, and prohibits the utilization of detention centers operated by private, for-profit entities by the state of California effective January 1, 2028.  AB32 does not apply to facilities leased from private, for-profit entities, such as our California City Correctional Center. The U.S. Government and The GEO Group, Inc. both filed lawsuits against the state of California challenging the enforceability of AB32 under applicable law.  On October 8, 2020, a federal judge allowed AB32 to block future BOP and ICE contracts and renewals, while determining that AB32 could not block future USMS contracts and renewals.  The federal judge also acknowledged that the State has agreed it will not use AB32 to block federal, state, or local residential reentry center contracts. Both the U.S. Government and The GEO Group, Inc. appealed the federal judge's ruling to the Ninth Circuit Court of Appeals, or the Ninth Circuit.  On October 3, 2021, the Ninth Circuit reversed the decision, finding AB32 impermissibly interferes with the federal government’s operation of immigration detention.  California appealed the Ninth Circuit decision.  On April 26, 2022, the Ninth Circuit agreed to rehear the appeal en banc, with oral arguments expected to occur the week of June 21, 2022. If the Ninth Circuit upholds AB32 and AB32 is implemented so as to prohibit ICE‑contracted private detention facilities, the federal government could be prohibited from renewing its contract for us to operate our 1,994-bed Otay Mesa Detention Center, which is currently scheduled to expire in December 2024.  A potential non-renewal of our contract to operate the Otay Mesa Detention Center could have a significant impact on our results of operations and cash flows at the time of non-renewal.

CoreCivic Community

CoreCivic Community includes the operating results of the residential reentry centers that we operated during each period, along with the operating results of our electronic monitoring and case management services.  Total revenue generated by CoreCivic Community increased $0.5 million, or 1.9%, from $23.7 million during the three months ended March 31, 2021 to $24.1 million during the three months ended March 31, 2022. CoreCivic Community's facility net operating income increased $1.3 million, or 52.0%, from $2.6 million during the three months ended March 31, 2021 to $3.9 million during the three months ended March 31, 2022. During the three months ended March 31, 2022, CoreCivic Community generated 3.5% of our total segment net operating income, compared with 2.0% during the three months ended March 31, 2021.

The following table displays the revenue and expenses per compensated man-day for CoreCivic Community's residential reentry facilities placed into service that we own and manage, but exclusive of the electronic monitoring and case management services given that revenue is not generated on a per compensated man-day basis for these services:

	For the Three Months Ended March 31,
	2022	2021
CoreCivic Community Facilities:
Revenue per compensated man-day	$64.27	$63.00
Operating expenses per compensated man-day:
Fixed expense	39.52	43.91
Variable expense	10.29	8.82
Total	49.81	52.73
Operating income per compensated man-day	$14.46	$10.27
Operating margin	22.5%	16.3%
Average compensated occupancy	55.0%	51.6%
Average available beds	4,869	5,233
Average compensated population	2,679	2,700

The improvement in operating margins primarily resulted from an increase in average revenue per compensated man-day during the three months ended March 31, 2022 of 2.0% compared with the same period in 2021.  Average revenue per compensated man-day increased primarily as a result of per diem increases at several of our facilities.  Like our CoreCivic Safety segment, occupancy in our CoreCivic Community facilities continues to be negatively affected by COVID-19.

Contributing to the improved average compensated occupancy and operating margins were the sales of our 120-bed Fox Facility and Training Center and our 90-bed Ulster Facility in the first quarter of 2022.  During the fourth quarter of 2021, we entered into a purchase and sale agreement for our Fox facility, which was sold in February 2022.  In addition, during the fourth quarter of 2021, we entered into a separate purchase and sale agreement for our idled Ulster facility, which was sold in March 2022. The two facilities were located in Denver, Colorado and had recently been under-utilized by Denver County, and incurred facility net operating losses aggregating $0.5 million during the year ended December 31, 2021, including $0.1 million during the first quarter of 2021.

CoreCivic Properties

CoreCivic Properties includes the operating results of the properties we leased to third parties and that were used by government agencies during each period.  Total revenue generated by CoreCivic Properties decreased $6.7 million, or 31.4%, from $21.3 million during the three months ended March 31, 2021 to $14.6 million during the three months ended March 31, 2022.  CoreCivic Properties' facility net operating income decreased $3.7 million, or 24.5%, from $15.0 million during the three months ended March 31, 2021 to $11.3 million during the three months ended March 31, 2022. The decreases in total revenue and net operating income were primarily the result of the three actively leased properties we sold in the second quarter of 2021, partially offset by the revenue and net operating income generated by the new lease at our Northwest New Mexico Correctional Center, both as further described hereinafter. During the three months ended March 31, 2022, CoreCivic Properties generated 12.2% of our total segment net operating income, compared with 13.9% during the three months ended March 31, 2021.

On May 28, 2021, we completed the sale of two leased properties, the 277,000 square foot Capital Commerce Center, primarily leased to an agency of the State of Florida in Tallahassee, Florida, and a 217,000 square foot warehouse property leased to the General Services Administration, or GSA, in Dayton, Ohio, in a single transaction to a third party for an aggregate price of $73.0 million, generating net proceeds of $46.2 million after the repayment of the debt related to the Capital Commerce Center and other transaction-related costs.  In addition, on June 29, 2021, we completed the sale of a 541,000 square foot property leased to the GSA in Baltimore, Maryland to a third party for a price of $253.0 million, generating net proceeds of $76.4 million after the repayment of the debt related to the Baltimore property and other transaction-related costs.  During our period of ownership in 2021, these three properties generated facility net operating income of $9.5 million, including $4.9 million in the first quarter of 2021.  We reported an aggregate net gain on the sales of these three properties of $38.9 million during the second quarter of 2021.

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

General and administrative expenses

For the three months ended March 31, 2022 and 2021, general and administrative expenses totaled $31.1 million and $29.5 million, respectively.  General and administrative expenses consist primarily of corporate management salaries and benefits, professional fees, and other administrative expenses. General and administrative expenses increased from the prior year period primarily as a result of an increase in salaries and benefits.  We also experienced an increase in certain other administrative expenses, including consulting fees, as well as advertising expenses in an effort to generate increased awareness of employment opportunities we have available at CoreCivic.

Depreciation and amortization

For the three months ended March 31, 2022 and 2021, depreciation and amortization expense totaled $32.0 million and $32.7 million, respectively.  Depreciation and amortization decreased from the first quarter of 2021 primarily due to certain information technology equipment becoming fully depreciated.  In addition, the decrease in depreciation and amortization expense is due to the contract termination on the Marion County Jail and the sales of our Fox Facility and Training Center and our Ulster Facility, all of which occurred during the first quarter of 2022.

Shareholder litigation expense

On April 16, 2021, we reached an agreement in principle to settle a purported securities class action lawsuit that was filed on August 23, 2016 in the United States District Court for the Middle District of Tennessee, or the District Court, captioned Grae v. Corrections Corporation of America et al.  The monetary terms of the settlement included a payment of $56.0 million in return for a dismissal of the case with prejudice and a full release of all claims against all defendants.  The settlement agreement, which was approved by the District Court on November 8, 2021, contains no admission of liability, wrongdoing, or responsibility by any of the defendants, including us.  As a result of the settlement, we recognized an expense of $54.3 million during 2021 ($51.7 million of which was recognized during the first quarter of 2021), which was net of the remaining insurance available under the Company's policies.  We paid the settlement amount in May 2021.

Asset impairments

Asset impairment charges during the three months ended March 31, 2021 include $1.3 million for the impairment of real estate assets recognized during the first quarter of 2021 for a facility in our Properties segment that was sold during the second quarter of 2021.

Interest expense, net

Interest expense is reported net of interest income and capitalized interest for the three months ended March 31, 2022 and 2021.  Gross interest expense, net of capitalized interest, was $25.4 million and $20.9 million for the three months ended March 31, 2022 and 2021, respectively. Gross interest expense is based on outstanding borrowings under our Revolving Credit Facility, our Term Loan A, our Term Loan B, our outstanding senior notes, and our outstanding non-recourse mortgage notes, as well as the amortization of loan costs and unused facility fees.  Interest expense increased primarily as a result of the issuance of $675.0 million aggregate principal amount of 8.25% senior unsecured notes in April and September 2021, which increased the average interest rate applicable to our outstanding debt, as further described hereinafter.  However, the increase in gross interest expense was partially offset by a decrease in the average outstanding balance on our Revolving Credit Facility, the redemption and repurchase of an aggregate of $426.4 million of senior unsecured notes during 2021, the repayment of certain non-recourse mortgage notes during 2021, and the repayment of $90.0 million of the outstanding balance of the Term Loan B during October 2021, all as further described hereinafter.

We have benefited from relatively low interest rates on our Bank Credit Facility (Revolving Credit Facility and Term Loan A), which is largely based on the London Interbank Offered Rate, or LIBOR.  Based on our total leverage ratio, borrowings under our Bank Credit Facility during most of 2021 were at the base rate plus a margin of 0.50% or at LIBOR plus a margin of 1.50%, and a commitment fee equal to 0.35% of the unfunded balance. Based on our current total leverage ratio, borrowings under our Bank Credit Facility are at the base rate plus a margin of 0.25% or at LIBOR plus a margin of 1.25%, and a commitment fee equal to 0.30% of the unfunded balance.  Our Bank Credit Facility matures in April 2023.  We intend to pursue a new or amended credit facility in the short-term, which will use a different interest rate benchmark than LIBOR due to the phase-out of LIBOR by the Financial Conduct Authority.  We currently expect the effective interest rate under a new or amended credit facility to increase, but do not yet know to what extent, which could depend on, among other things, the benchmark used as well as the interest rate spreads pursuant to the terms of such new or amended credit facility.

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

On April 14, 2021, we completed an underwritten registered offering of $450.0 million aggregate principal amount of 8.25% senior unsecured notes due 2026, or the Original 8.25% Senior Notes, which are guaranteed by our existing and future subsidiaries that guarantee the Bank Credit Facility. The Original 8.25% Senior Notes were priced at 99.0% of face value and as a result have an effective yield to maturity of 8.50%. We used a significant amount of the net proceeds from the offering of the Original 8.25% Senior Notes (i) to redeem all of our previous $250.0 million aggregate principal amount of 5.0% senior unsecured notes, which were due in 2022, or the 5.0% Senior Notes, including the payment of the applicable "make-whole" redemption amount of $15.5 million and accrued interest, and (ii) to repurchase $149.0 million of our $350.0 million principal amount of 4.625% senior unsecured notes due 2023, or the 4.625% Senior Notes, at an aggregate purchase price of $151.2 million in privately negotiated transactions, reducing the outstanding balance of the 4.625% Senior Notes to $201.0 million.  In the second and fourth quarters of 2021, we purchased an additional aggregate $27.3 million of our 4.625% Senior Notes at par in open market purchases, further reducing the outstanding balance of the 4.625% Senior Notes to $173.7 million. The "make-whole" redemption amount paid in connection with the redemption of the 5.0% Senior Notes and the aggregate price paid for the 4.625% Senior Notes in excess of the principal amount of the notes repurchased resulted in charges of approximately $19.2 million during the second quarter of 2021, including costs associated with the repurchases and the proportionate write-off of existing debt issuance costs.  The remaining net proceeds were used to pay down a portion of the amounts outstanding under the Revolving Credit Facility and for general corporate purposes.

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

Gross interest income was $2.5 million for both the three months ended March 31, 2022 and 2021. Gross interest income is earned on notes receivable, investments, cash and cash equivalents, and restricted cash.  Interest income also includes interest income associated with the 20-year finance receivable associated with the Lansing Correctional Facility lease to the Kansas Department of Corrections, which commenced in January 2020, and amounted to $2.2 million for both the three months ended March 31, 2022 and 2021.  Total capitalized interest was $0.2 million and $28,000 during the three months ended March 31, 2022 and 2021, respectively.

Income tax expense

On August 5, 2020, we announced that our Board of Directors, or BOD, unanimously approved a plan to revoke our REIT election and become a taxable C Corporation, effective January 1, 2021.  As a result, we are no longer required to operate under REIT rules, including the requirement to distribute at least 90% of our taxable income to our stockholders, which provides us with greater flexibility to use our free cash flow.  We continued to operate as a REIT for the remainder of the 2020 tax year, and existing REIT requirements and limitations, including those established by our organizational documents, remained in place until January 1, 2021.  Effective January 1, 2021, we became subject to federal and state income taxes on our taxable income at applicable tax rates, and are no longer entitled to a tax deduction for dividends paid. We recorded an income tax expense of $6.6 million and $113.5 million for the three months ended March 31, 2022 and 2021, respectively.  Income tax expense for the first quarter of 2021 included $114.2 million primarily resulting from the revaluation of our net deferred tax liabilities due to the completion of all significant actions necessary to revoke our REIT election. No catch-up tax payments or penalties resulted from the revocation of our REIT election.  Income tax expense related to operations for the three months ended March 31, 2021 was partially offset by an income tax benefit of $14.1 million associated with the settlement agreement reached on April 16, 2021 in connection with the shareholder litigation, incremental expenses directly associated with COVID-19 (reflected in operating expenses), and asset impairments.

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

Effective January 1, 2021, we became subject to federal and state income taxes on our taxable income at applicable tax rates, and are no longer entitled to a tax deduction for dividends paid. However, we believe this conversion in corporate tax structure improves our overall credit profile and will lower our overall cost of capital, as we are able to allocate our free cash flow toward the repayment of debt, which may include the purchase of our outstanding debt in open market transactions, privately negotiated transactions or otherwise. Any such debt repurchases will depend upon prevailing market conditions, our liquidity requirements, contractual requirements, applicable securities laws requirements, and other factors.  Following our first priority of utilizing free cash flow to reduce debt, we expect to allocate a substantial portion of our free cash flow to returning capital to our shareholders, which could include share repurchases and future dividends.  Any future dividend is subject to the BOD's determinations as to the amount of distributions and the timing thereof, as well as limitations under the Company's debt covenants.  We were not able to implement a meaningful share repurchase program under the REIT structure without increasing our debt because a substantial portion of our free cash flow was required to satisfy the distribution requirements under the REIT structure. We will also pursue attractive growth opportunities, including new development opportunities in our Properties segment to meet the need to modernize outdated correctional infrastructure across the country, and explore potential opportunities to expand the scope of non-residential correctional alternatives we provide in our Community segment that were not available under the REIT structure.  As a REIT, we depended on the capital markets to provide resources we could deploy toward acquisition and development opportunities.  This capital was not always available to us and came at an increasing cost.  The revocation of our REIT election provides us with significantly more liquidity and financial flexibility, which will enable us to reduce our reliance on the capital markets and reduce the size of our Bank Credit Facility in the future.

With the extensively aged criminal justice infrastructure in the U.S. today, we believe we can bring real estate and financing solutions to government agencies like we did in connection with the construction of the Lansing Correctional Facility that commenced operations in January 2020.  We believe we can also provide other real estate solutions to government agencies faced with extensively aged criminal justice infrastructure, including "turn-key" solutions like those we will provide to the state of Arizona in connection with the new contract awarded to us during the fourth quarter of 2021 at our La Palma Correctional Center, as well as real estate only solutions to government agencies that need correctional capacity where they prefer to perform the operations. We financed the construction of the Lansing Correctional Facility 100% with project specific financing, requiring no equity commitment from us.  We expect to incur $3.0 million to $4.0 million in capital expenditures for the award from the state of Arizona, and most real estate only solutions would not require material capital expenditures if we have existing capacity.  However, in the future we could incur capital expenditures to provide replacement capacity for government agencies that have extensively aged criminal justice infrastructure and are in need of new capacity.

As of March 31, 2022, we had cash on hand of $378.2 million, and $785.3 million available under our Revolving Credit Facility.  During the three months ended March 31, 2022 and 2021, we generated $97.7 million and $99.6 million, respectively, in cash through operating activities.  We currently expect to be able to meet our cash expenditure requirements for the next year and beyond utilizing cash on hand, cash flows from operations, and availability under our Revolving Credit Facility or a new or amended credit facility. Some banks that are party to our Bank Credit Facility have announced that they do not expect to continue to provide credit or financial services to private entities that own or operate correctional and detention facilities, including CoreCivic, or to otherwise participate in the provision of credit or financial services in connection with the development or operation of correctional and detention facilities that are associated with private companies.  The banks that are currently parties to the Bank Credit Facility are obligated to honor their commitments under our Bank Credit Facility, which expires in April 2023.  These decisions have currently affected the capital markets for our securities, and we can provide no assurance that additional banks that are party to our Bank Credit Facility will not make similar decisions, or that new banks will be willing to become party to our Bank Credit Facility, or that the capital markets for our securities will improve.  As previously mentioned, upon our revocation of our REIT election, we believe we will not be as reliant on the Revolving Credit Facility under the Bank Credit Facility or any new or amended credit facility, as we will be able to retain our cash flows to use at our general discretion and, therefore, believe we can operate with a smaller Bank Credit Facility.  Following the completion of the offering of the Original 8.25% Senior Notes and redemption of our 5.0% Senior Notes in the second quarter of 2021, we have no debt maturities beyond the Bank Credit Facility until May 2023, when $173.7 million of the 4.625% Senior Notes matures.  We currently anticipate that we will have sufficient liquidity to repay the 4.625% Senior Notes upon maturity.

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

Debt

As of March 31, 2022, we had $173.7 million principal amount of unsecured notes outstanding with a fixed stated interest rate of 4.625%, $250.0 million principal amount of unsecured notes outstanding with a fixed stated interest rate of 4.75%, and $675.0 million principal amount of unsecured notes outstanding with a fixed stated interest rate of 8.25%, or collectively, the Senior Notes.  In addition, we had $153.8 million outstanding under the Kansas Notes with a fixed stated interest rate of 4.43%, $167.5 million outstanding under our Term Loan A with a variable interest rate of 1.7%, and $124.1 million outstanding under our Term Loan B with a variable interest rate of 5.5%. There was no amount outstanding under our Revolving Credit Facility as of March 31, 2022.  As of March 31, 2022, our total weighted average effective interest rate was 6.6%, while our total weighted average maturity was 4.9 years.

Facility transactions, development, and capital expenditures

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

Operating Activities

Our net cash provided by operating activities for the three months ended March 31, 2022 was $97.7 million, compared with $99.6 million for the same period in the prior year.  Cash provided by operating activities represents the year to date net income (loss) plus depreciation and amortization, changes in various components of working capital, and various non-cash charges.

Investing Activities

Our net cash flow used in investing activities was $3.8 million for the three months ended March 31, 2022 and was primarily attributable to capital expenditures for facility development and expansions of $2.9 million and $9.0 million for facility maintenance and information technology capital expenditures, partially offset by $9.3 million in net proceeds from the sale of assets.  Our net cash flow used in investing activities was $17.4 million for the three months ended March 31, 2021 and was attributable to capital expenditures for facility development and expansions of $4.0 million and $12.2 million for facility maintenance and information technology capital expenditures.

Financing Activities

Our net cash flow used in financing activities was $14.1 million for the three months ended March 31, 2022 and was primarily attributable to $7.9 million of scheduled principal repayments under our Term Loan A, Term Loan B, and our non-recourse mortgage notes, $5.1 million for the purchase and retirement of common stock that was issued in connection with equity-based compensation, and dividend payments on restricted stock units that became vested of $0.9 million.

Our net cash flow used in financing activities was $34.5 million for the three months ended March 31, 2021 and was primarily attributable to repayments under our revolving credit facility of $20.0 million, dividend payments on restricted stock units that became vested of $1.6 million and $1.6 million for the purchase and retirement of common stock that was issued in connection with equity-based compensation.  In addition, cash flow used in financing activities included $9.9 million of scheduled principal repayments under our Term Loan A, Term Loan B, and non-recourse mortgage notes.  Cash flow used in financing activities also included $1.0 million of contingent consideration associated with the acquisition of a business.

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

All of the domestic subsidiaries of CoreCivic (as the parent corporation) that guarantee the Credit Agreements have provided full and unconditional guarantees of our Senior Notes.  All of CoreCivic's subsidiaries guaranteeing the Senior Notes are 100% owned direct or indirect subsidiaries of CoreCivic, and the subsidiary guarantees are full and unconditional and are joint and several obligations of the guarantors.

As of March 31, 2022, neither CoreCivic nor any of its subsidiary guarantors had any material or significant restrictions on CoreCivic's ability to obtain funds from its subsidiaries by dividend or loan or to transfer assets from such subsidiaries.

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

	March 31, 2022	December 31, 2021
Current assets	$583,686	$531,626
Real estate and related assets	2,486,057	2,502,135
Other assets	218,359	224,277
Total non-current assets	2,704,416	2,726,412
Current liabilities	259,032	237,795
Long-term debt, net	1,337,615	1,344,606
Other liabilities	291,012	293,456
Total long-term liabilities	1,628,627	1,638,062

	For the Three Months Ended March 31, 2022	For the Twelve Months Ended December 31, 2021
Revenue	$452,621	$1,848,315
Operating expenses	344,623	1,332,248
Other expenses	63,130	336,084
Total expenses	407,753	1,668,332
Income before income taxes	24,861	60,543
Net income (loss)	18,251	(77,456)

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

Our reconciliation of net income to FFO and Normalized FFO for the three months ended March 31, 2022 and 2021 is as follows (in thousands):

	For the Three Months Ended March 31,
FUNDS FROM OPERATIONS:	2022	2021
Net income (loss)	$19,003	$(125,568)
Depreciation and amortization of real estate assets	24,166	23,759
Impairment of real estate assets	—	1,308
Gain on sale of real estate assets, net	(2,261)	—
Income tax expense (benefit) for special items	625	(350)
Funds From Operations	41,533	(100,851)
Expenses associated with COVID-19	—	1,598
Income taxes associated with change in corporate tax structure and other special tax items	—	114,249
Shareholder litigation expense	—	51,745
Income tax benefit for special items	—	(13,710)
Normalized Funds From Operations	$41,533	$53,031

Material Cash Requirements

The following schedule summarizes our contractual cash obligations by the indicated period as of March 31, 2022 (in thousands):

	Payments Due By Year Ended December 31,
	2022 (remainder)	2023	2024	2025	2026	Thereafter	Total
Long-term debt	$27,473	$354,796	$96,597	$5,823	$681,326	$378,014	$1,544,029
Interest on senior and mortgage notes	80,667	78,161	73,922	73,677	45,567	54,852	406,846
Contractual facility developments and other commitments	3,241	—	—	—	—	—	3,241
South Texas Family Residential Center	38,742	51,421	51,562	51,421	38,460	—	231,606
Leases	3,478	4,319	4,334	4,295	4,233	18,483	39,142
Total contractual cash obligations	$153,601	$488,697	$226,415	$135,216	$769,586	$451,349	$2,224,864

The cash obligations in the table above do not include future cash obligations for variable interest expense associated with our Term Loan A, Term Loan B or the balance on our outstanding Revolving Credit Facility, if any, as projections would be based on future outstanding balances as well as future variable interest rates, and we are unable to make reliable estimates of either.  We have two renovation projects, totaling approximately $23.0 million, with $6.3 million remaining to be incurred as of March 31, 2022, for which we have entered into a contract with a customer that obligates us to complete the projects.  However, the federal government reimbursed us over a twelve-month period for these two projects. Certain of our other ongoing construction projects are not currently under contract and thus are not included as a contractual obligation above as we may generally suspend or terminate such projects without substantial penalty.  With respect to the South Texas Family Residential Center, the cash obligations included in the table above reflect the full contractual obligations of the lease of the site, excluding contingent payments, even though the lease agreement provides us with the ability to terminate if ICE terminates the amended IGSA associated with the facility.

We had $14.7 million of letters of credit outstanding at March 31, 2022 primarily to support our requirement to repay fees and claims under our self-insured workers' compensation plan in the event we do not repay the fees and claims due in accordance with the terms of the plan, and for a debt service reserve requirement under terms of the Kansas Notes.  The letters of credit are renewable annually.  We did not have any draws under these outstanding letters of credit during the three months ended March 31, 2022 or 2021.

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

Our primary market risk exposure is to changes in U.S. interest rates.  We are exposed to market risk related to our Revolving Credit Facility, Term Loan A and Term Loan B because the interest rates on these loans are subject to fluctuations in the market.  If the interest rate for our outstanding indebtedness under the Revolving Credit Facility, the Term Loan A, and the Term Loan B was 100 basis points higher or lower (but not less than 0%) during the three months ended March 31, 2022, our interest expense, net of amounts capitalized, would have been increased by $0.5 million and would have been decreased by $0.1 million.

As of March 31, 2022, we had outstanding $173.7 million of senior notes due 2023 with a fixed interest rate of 4.625%, $675.0 million of senior notes due 2026 with a fixed interest rate of 8.25%, and $250.0 million of senior notes due 2027 with a fixed interest rate of 4.75%. We also had $153.8 million outstanding under the Kansas Notes with a fixed interest rate of 4.43%. Because the interest rates with respect to these instruments are fixed, a hypothetical 100 basis point increase or decrease in market interest rates would not have a material impact on our financial statements.

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

Item 1A of Part 1 of our 2021 Form 10-K includes a detailed discussion of the risk factors that could materially affect our business, financial condition or future prospects.  There have been no material changes in our risk factors previously disclosed in the 2021 Form 10-K.

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

101*

The following financial information from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statements of Stockholders' Equity, and (v) the Notes to Consolidated Financial Statements. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

104*	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted in Inline XBRL (included in Exhibit 101).

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CORECIVIC, INC.

Date: May 5, 2022
/s/ Damon T. Hininger
Damon T. Hininger
President and Chief Executive Officer

/s/ David M. Garfinkle
David M. Garfinkle
Executive Vice President, Chief Financial Officer, and Principal Accounting Officer