Form 10-Q
period 2022-09-30
CoreCivic, Inc.
filed 2022-11-03
CIK 1070985

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: SEPTEMBER 30, 2022

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

Indicate the number of shares outstanding of each class of Common Stock as of October 28, 2022:

Shares of Common Stock, $0.01 par value per share: 114,981,165 shares outstanding.

CORECIVIC, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2022

PART I – FINANCIAL INFORMATION

ITEM 1. – FINANCIAL STATEMENTS.

CORECIVIC, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED AND AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

ASSETS	September 30, 2022	December 31, 2021
Cash and cash equivalents	$185,328	$299,645
Restricted cash	13,833	11,062
Accounts receivable, net of credit loss reserve of $8,332 and $7,931, respectively	293,395	282,809
Prepaid expenses and other current assets	30,748	26,872
Assets held for sale	6,659	6,996
Total current assets	529,963	627,384
Real estate and related assets:
Property and equipment, net of accumulated depreciation of $1,688,390 and $1,657,709, respectively	2,176,050	2,283,256
Other real estate assets	210,242	218,915
Goodwill	4,844	4,844
Other assets	349,827	364,539
Total assets	$3,270,926	$3,498,938
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable and accrued expenses	$295,671	$305,592
Current portion of long-term debt	177,556	35,376
Total current liabilities	473,227	340,968
Long-term debt, net	1,113,938	1,492,046
Deferred revenue	23,830	27,551
Non-current deferred tax liabilities	97,689	88,157
Other liabilities	160,067	177,748
Total liabilities	1,868,751	2,126,470
Commitments and contingencies
Preferred stock – $0.01 par value; 50,000 shares authorized; none issued and outstanding at September 30, 2022 and December 31, 2021, respectively	—	—
Common stock – $0.01 par value; 300,000 shares authorized; 114,981 and 120,285 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	1,150	1,203
Additional paid-in capital	1,801,867	1,869,955
Accumulated deficit	(400,842)	(498,690)
Total stockholders' equity	1,402,175	1,372,468
Total liabilities and stockholders' equity	$3,270,926	$3,498,938

The accompanying notes are an integral part of these consolidated financial statements.

CORECIVIC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED AND AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
REVENUE	$464,211	$471,194	$1,373,896	$1,390,483
EXPENSES:
Operating	368,194	338,192	1,061,823	1,004,146
General and administrative	30,194	34,600	92,808	97,358
Depreciation and amortization	31,931	33,991	96,218	100,787
Shareholder litigation expense	—	—	1,900	54,295
Asset impairments	3,513	5,177	3,513	9,351
	433,832	411,960	1,256,262	1,265,937
OTHER INCOME (EXPENSE):
Interest expense, net	(20,793)	(20,653)	(65,381)	(62,303)
Expenses associated with debt repayments and refinancing transactions	(783)	—	(7,588)	(52,167)
Gain on sale of real estate assets, net	83,828	—	87,149	38,766
Other income (expense)	(71)	49	934	(107)
INCOME BEFORE INCOME TAXES	92,560	38,630	132,748	48,735
Income tax expense	(24,242)	(8,618)	(34,865)	(128,668)
NET INCOME (LOSS)	$68,318	$30,012	97,883	(79,933)
BASIC EARNINGS (LOSS) PER SHARE	$0.59	$0.25	$0.82	$(0.67)
DILUTED EARNINGS (LOSS) PER SHARE	$0.58	$0.25	$0.82	$(0.67)

The accompanying notes are an integral part of these consolidated financial statements.

CORECIVIC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED AND AMOUNTS IN THOUSANDS)

	For the Nine Months Ended September 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$97,883	$(79,933)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	96,218	100,787
Asset impairments	3,513	9,351
Amortization of debt issuance costs and other non-cash interest	4,421	5,614
Expenses associated with debt repayments and refinancing transactions	7,588	52,167
Gain on sale of real estate assets, net	(87,149)	(38,766)
Deferred income taxes	9,532	93,849
Non-cash revenue and other income	(3,155)	35
Non-cash equity compensation	11,707	13,639
Other expenses and non-cash items	4,565	4,357
Changes in assets and liabilities, net:
Accounts receivable, prepaid expenses and other assets	(14,963)	36,278
Accounts payable, accrued expenses and other liabilities	(11,971)	86,763
Net cash provided by operating activities	118,189	284,141
CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for facility development and expansions	(17,249)	(14,541)
Expenditures for other capital improvements	(33,669)	(38,439)
Net proceeds from sale of assets	156,169	320,726
(Increase) decrease in other assets	(3,363)	6,777
Net cash provided by investing activities	101,888	274,523
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of debt	100,000	740,563
Scheduled principal repayments	(12,664)	(27,409)
Principal repayments of credit facility	—	(284,000)
Repayment of non-recourse mortgage notes	—	(161,930)
Other repayments of debt	(332,159)	(425,988)
Payment of debt defeasance, issuance and other refinancing and related costs	(6,402)	(64,425)
Payment of lease obligations for financing leases	(432)	(418)
Contingent consideration for acquisition of business	—	(1,000)
Dividends paid on RSUs	(886)	(2,508)
Purchase and retirement of common stock	(79,080)	(1,639)
Net cash used in financing activities	(331,623)	(228,754)
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(111,546)	329,910
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of period	310,707	136,768
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of period	$199,161	$466,678
NON-CASH INVESTING AND FINANCING ACTIVITIES
Establishment of right of use assets and lease liabilities	$1,610	$621
Distributions to non-controlling interest	$—	$5,897
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest (net of amounts capitalized of $0.8 million and $0.2 million in 2022 and 2021, respectively)	$50,840	$37,651
Income taxes paid	$25,191	$23,266

The accompanying notes are an integral part of these consolidated financial statements.

CORECIVIC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

FOR THE QUARTERLY PERIODS ENDED SEPTEMBER 30, 2022

(UNAUDITED AND AMOUNTS IN THOUSANDS)

	Stockholders' Equity
			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Par Value	Capital	Deficit	Equity
Balance as of December 31, 2021	120,285	$1,203	$1,869,955	$(498,690)	$1,372,468
Net income	—	—	—	19,003	19,003
Retirement of common stock	(518)	(5)	(5,139)	—	(5,144)
Dividends on RSUs	—	—	—	(77)	(77)
Restricted stock compensation, net of forfeitures	—	—	5,267	—	5,267
Restricted stock grants	1,819	18	(18)	—	—
Balance as of March 31, 2022	121,586	$1,216	$1,870,065	$(479,764)	$1,391,517
Net income	—	—	—	10,562	10,562
Retirement of common stock	(2,985)	(30)	(37,569)	—	(37,599)
Forfeiture of dividends on RSUs	—	—	—	7	7
Restricted stock compensation, net of forfeitures	—	—	4,453	—	4,453
Restricted stock grants	19	—	—	—	—
Balance as of June 30, 2022	118,620	$1,186	$1,836,949	$(469,195)	$1,368,940
Net income	—	—	—	68,318	68,318
Retirement of common stock	(3,635)	(36)	(37,069)	—	(37,105)
Forfeiture of dividends on RSUs	—	—	—	35	35
Restricted stock compensation, net of forfeitures	—	—	1,987	—	1,987
Restricted stock grants	(4)	—	—	—	—
Balance as of September 30, 2022	114,981	$1,150	$1,801,867	$(400,842)	$1,402,175

The accompanying notes are an integral part of these consolidated financial statements.

CORECIVIC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

FOR THE QUARTERLY PERIODS ENDED SEPTEMBER 30, 2021

(UNAUDITED AND AMOUNTS IN THOUSANDS)

	Stockholders' Equity					Non-controlling
			Additional		Total	Interest -
	Common Stock		Paid-in	Accumulated	Stockholders'	Operating	Total
	Shares	Par Value	Capital	Deficit	Equity	Partnership	Equity
Balance as of December 31, 2020	119,638	$1,196	$1,835,494	$(446,519)	$1,390,171	$23,271	$1,413,442
Net loss	—	—	—	(125,568)	(125,568)	—	(125,568)
Retirement of common stock	(220)	(2)	(1,632)	—	(1,634)	—	(1,634)
Dividends on RSUs	—	—	—	(218)	(218)	—	(218)
Restricted stock compensation, net of forfeitures	—	—	4,213	—	4,213	—	4,213
Restricted stock grants	859	9	(9)	—	—	—	—
Balance as of March 31, 2021	120,277	$1,203	$1,838,066	$(572,305)	$1,266,964	$23,271	$1,290,235
Net income	—	—	—	15,623	15,623	—	15,623
Forfeiture of dividends on RSUs	—	—	—	43	43	—	43
Restricted stock compensation, net of forfeitures	—	—	4,329	—	4,329	—	4,329
Restricted stock grants	8	—	—	—	—	—	—
Balance as of June 30, 2021	120,285	$1,203	$1,842,395	$(556,639)	$1,286,959	$23,271	$1,310,230
Net income	—	—	—	30,012	30,012	—	30,012
Retirement of common stock	—	—	(5)	—	(5)	—	(5)
Dividends on RSUs	—	—	—	(79)	(79)	—	(79)
Restricted stock compensation, net of forfeitures	—	—	5,097	—	5,097	—	5,097
Distributions to non-controlling interest	—	—	—	—	—	(5,897)	(5,897)
Termination of operating partnership	—	—	17,374	—	17,374	(17,374)	—
Balance as of September 30, 2021	120,285	$1,203	$1,864,861	$(526,706)	$1,339,358	$—	$1,339,358

The accompanying notes are an integral part of these consolidated financial statements.

CORECIVIC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SEPTEMBER 30, 2022

1.
ORGANIZATION AND OPERATIONS

CoreCivic, Inc. (together with its subsidiaries, the "Company" or "CoreCivic") is the nation's largest owner of partnership correctional, detention, and residential reentry facilities and one of the largest prison operators in the United States ("U.S."). The Company also believes it is the largest private owner of real estate used by government agencies in the U.S. Through three segments, CoreCivic Safety, CoreCivic Community, and CoreCivic Properties, the Company provides a broad range of solutions to government partners that serve the public good through corrections and detention management, a network of residential reentry centers to help address America's recidivism crisis, and government real estate solutions. As of September 30, 2022, through its CoreCivic Safety segment, the Company operated 45 correctional and detention facilities, 40 of which the Company owned, with a total design capacity of approximately 68,000 beds. Through its CoreCivic Community segment, the Company owned and operated 24 residential reentry centers with a total design capacity of approximately 5,000 beds. In addition, through its CoreCivic Properties segment, the Company owned 8 properties for lease to third parties and used by government agencies, totaling 1.8 million square feet.

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

Risks and Uncertainties

On January 26, 2021, President Biden issued the Executive Order on Reforming Our Incarceration System to Eliminate the Use of Privately Operated Criminal Detention Facilities ("Private Prison EO"). The Private Prison EO directs the Attorney General to not renew United States Department of Justice ("DOJ") contracts with privately operated criminal detention facilities. Two agencies of the DOJ, the United States Marshals Service ("USMS") and the Federal Bureau of Prisons ("BOP"), utilize CoreCivic's services. U.S. Immigration and Customs Enforcement ("ICE") facilities are not covered by the Private Prison EO, as ICE is an agency of the Department of Homeland Security ("DHS"), not the DOJ, although it is possible that the federal government could choose to take similar action on ICE facilities in the future. CoreCivic currently has two detention facilities that have direct contracts with the USMS that expire in September 2023 and September 2025. The facility with the contract expiring in September 2023 services a substantial number of USMS detainees that the Company believes will be challenging to replace, and the Company intends to work with the USMS to enable it to continue to fulfill its mission. However, the Company can provide no assurance that this contract will be renewed or replaced upon expiration. It is too early to predict the outcome of the expiration of the contract scheduled to expire in September 2025, and future developments could occur prior to the scheduled expiration date.

As a result of the Private Prison EO, the Company expects that CoreCivic's management contract with the BOP at the McRae Correctional Facility will not be renewed when it expires in November 2022. As further described in Note 4, the Company completed the sale of the McRae facility in August 2022 to the Georgia Building Authority, and entered into an agreement to lease the facility through November 2022 to allow the Company to fulfill its obligations to the BOP. During 2021, the Company had four direct contracts with the USMS that expired and were not renewed. At one of these facilities, the Company entered into a new contract with a local government agency to utilize the beds previously contracted by the USMS. The local government agency is responsible for County inmates and federal detainees, including USMS detainees, and the County is using the facility to address its population needs. At another of these facilities, the Company expanded a state contract to utilize the beds previously contracted by the USMS. The remaining two facilities currently remain idle. The USMS and the BOP prison contracts accounted for 22% and 2%, respectively, of CoreCivic's total revenue for the nine months ended September 30, 2022, and 23% and 2%, respectively, of CoreCivic's total revenue for the year ended December 31, 2021.

Recent Accounting Pronouncements

Recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants and the SEC applicable to financial statements beginning January 1, 2022 or later did not, or are not expected to, have a material effect on the Company's results of operations or financial position.

Fair Value of Financial Instruments

To meet the reporting requirements of Accounting Standards Codification ("ASC") 825, "Financial Instruments", regarding fair value of financial instruments, CoreCivic calculates the estimated fair value of financial instruments using market interest rates, quoted market prices of similar instruments, or discounted cash flow techniques with observable Level 1 inputs for publicly traded debt and Level 2 inputs for all other financial instruments, as defined in ASC 820, "Fair Value Measurement". At September 30, 2022 and December 31, 2021, there were no material differences between the carrying amounts and the estimated fair values of CoreCivic's financial instruments, other than as follows (in thousands):

	September 30, 2022		December 31, 2021
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Note receivable from Agecroft Prison Management, LTD	$2,524	$2,833	$3,063	$3,491
Debt	$(1,307,109)	$(1,255,224)	$(1,551,932)	$(1,560,346)

3.
GOODWILL

ASU 2017-04, "Intangibles-Goodwill and Other (Topic 350): Simplifying the Test of Goodwill Impairment", establishes accounting and reporting requirements for goodwill and other intangible assets. Goodwill was $4.8 million as of September 30, 2022 and December 31, 2021, all of which was related to the Company's CoreCivic Safety segment.

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

4.
REAL ESTATE TRANSACTIONS

Assets Held For Sale and Dispositions

In September 2022, CoreCivic entered into a Letter of Intent with a third party for the sale of CoreCivic's Roth Hall Residential Reentry Center and the Walker Hall Residential Reentry Center, both of which are located in Philadelphia, Pennsylvania and reported in CoreCivic's Properties segment. The gross sales price for the properties is $6.3 million. The aggregate carrying value of the properties, amounting to $5.8 million, was reflected as assets held for sale on the Company's consolidated balance sheet as of September 30, 2022.

As of September 30, 2022, CoreCivic also had an additional idled residential reentry center in Oklahoma City, Oklahoma with a carrying value of $0.9 million classified as assets held for sale and reported in CoreCivic's Community segment. The facility is under a Purchase and Sale Agreement for a gross sales price of $1.0 million, which is expected to close in November 2022. Pursuant to the agreement to sell the Oklahoma City property, in the third quarter of 2022, CoreCivic recognized an impairment charge of $3.5 million associated with this facility, based on its estimated net realizable value less costs to sell.

On July 25, 2022, CoreCivic entered into a Purchase and Sale Agreement with the Georgia Building Authority for the sale of CoreCivic's McRae Correctional Facility located in McRae, Georgia, and reported in CoreCivic's Safety segment, for a gross sales price of $130.0 million. The sale of the McRae facility was completed on August 9, 2022. The sale generated net proceeds of $129.7 million, resulting in a gain on sale of $77.5 million after transaction costs, which was reported in the third quarter of 2022. CoreCivic currently has a management contract with the BOP at the McRae facility, which expires November 30, 2022. As previously disclosed, CoreCivic does not expect the BOP to renew the contract upon its expiration. In connection with the sale, CoreCivic and the Georgia Building Authority entered into an agreement to lease the McRae Correctional Facility to CoreCivic through November 30, 2022 to allow the Company to fulfill its obligations to the BOP.

During July 2022, CoreCivic sold its Stockton Female Community Corrections Facility and its Long Beach Community Corrections Center, both located in California, and reported in CoreCivic's Properties segment. The sale of these properties to a third party generated net sales proceeds of $10.9 million, resulting in a gain on sale of $2.3 million after transaction costs, which was reported in the third quarter of 2022. During July 2022, CoreCivic also sold an additional undeveloped parcel of land. The sale of this parcel generated net sales proceeds of $4.8 million, resulting in a gain of $4.2 million after transaction costs, which was reported in the third quarter of 2022.

During the second quarter of 2022, CoreCivic sold an undeveloped parcel of land in Kern, California. The sale generated net proceeds of $1.5 million, resulting in a gain on sale of $1.1 million after transaction costs.

As of December 31, 2021, CoreCivic had two facilities in its CoreCivic Community segment held for sale. The aggregate carrying value of the property and equipment of these two facilities, amounting to $7.0 million, was reflected as assets held for sale on the Company's consolidated balance sheet as of December 31, 2021. The Company closed on the sale of these two facilities, one of which was idle, in the first quarter of 2022. The aggregate net sales proceeds of the two facilities was $9.3 million, resulting in a net gain on sale of $2.3 million after transaction costs.

During the full year 2021, CoreCivic completed the sale of five government-leased properties in the Company's Properties segment. The sales of the five properties generated aggregate net proceeds of $125.0 million, after the repayment of mortgage debt and other transaction-related costs, resulting in an aggregate net gain on sale of $38.7 million.

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

Idle Facilities

As of September 30, 2022, CoreCivic had seven idled CoreCivic Safety correctional facilities that are currently available and being actively marketed as solutions to meet the needs of potential customers. The following table summarizes each of the idled facilities and their respective carrying values, excluding equipment and other assets that could generally be transferred and used at other facilities CoreCivic owns without significant cost (dollars in thousands):

		Net Carrying Values
	Design	September 30,	December 31,
Facility	Capacity	2022	2021
Prairie Correctional Facility	1,600	$14,246	$14,416
Huerfano County Correctional Center	752	14,744	15,230
Diamondback Correctional Facility	2,160	35,835	36,917
Marion Adjustment Center	826	10,430	10,743
Kit Carson Correctional Center	1,488	49,611	50,950
West Tennessee Detention Facility	600	19,840	20,622
Leavenworth Detention Center	1,033	52,453	54,162
	8,459	$197,159	$203,040

As of September 30, 2022, CoreCivic also had one idled non-core facility in its Safety segment containing 240 beds with a net book value of $3.0 million, and three idled facilities in its Community segment (one of which is held for sale), containing an aggregate of 650 beds with an aggregate net book value of $5.1 million.

CoreCivic incurred operating expenses at these idled facilities of approximately $2.9 million and $2.0 million during the period they were idle for the three months ended September 30, 2022 and 2021, respectively. CoreCivic incurred operating expenses at these idled facilities of approximately $7.6 million and $6.0 million during the period they were idle for the nine months ended September 30, 2022 and 2021, respectively. The amount for the nine months ended September 30, 2022 excludes $3.5 million of operating expenses incurred at the West Tennessee Detention Facility and the Leavenworth Detention Center during the three months ended March 31, 2022. The West Tennessee facility was idled upon the expiration of a USMS contract on September 30, 2021, and the Leavenworth facility was idled upon the expiration of a USMS contract on December 31, 2021. Although recently idled, CoreCivic retained a certain staffing level at both facilities during the first three months of 2022 in order to quickly respond in the event the Company was able to enter into new contracts with government agencies promptly following the contract expirations. The Company also continued to incur expenses related to transportation services provided by staff at the Leavenworth facility during the first three months of 2022.

The Company estimated undiscounted cash flows for each facility with an impairment indicator, including the idle facilities described above. The Company’s estimated undiscounted cash flows reflect the Company’s most recent expectations around potential utilization and/or sale of the facilities and projected cash flows based on historical cash flows, cash flows of comparable facilities, and recent contract negotiations for utilization. The Company concluded that the estimated undiscounted cash flows exceeded carrying values for each facility as of September 30, 2022 and December 31, 2021.

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

5.
DEBT

Debt outstanding as of September 30, 2022 and December 31, 2021 consisted of the following (in thousands):

	September 30,	December 31,
	2022	2021
Revolving Credit Facility maturing May 2026. Interest payable periodically at variable interest rates.	$—	$—
Term Loan A maturing May 2026. Interest payable periodically at variable interest rates. The rate at September 30, 2022 and December 31, 2021 was 6.6% and 1.4%, respectively. Unamortized debt issuance costs amounted to $1.4 million at September 30, 2022. The Term Loan A was paid-down and the maturity was extended in the second quarter of 2022 in connection with an amendment and restatement of the Bank Credit Facility, as further described below.	97,500	170,000
Term Loan B. Interest was payable periodically at variable interest rates. The rate at December 31, 2021 was 5.5%. Unamortized debt issuance costs amounted to $2.0 million at December 31, 2021. The Term Loan B was repaid in the second quarter of 2022, as further described below.	—	128,750
4.625% Senior Notes maturing May 2023. Unamortized debt issuance costs amounted to $0.1 million and $0.4 million at September 30, 2022 and December 31, 2021, respectively.	166,519	173,650
4.75% Senior Notes maturing October 2027. Unamortized debt issuance costs amounted to $2.0 million and $2.3 million at September 30, 2022 and December 31, 2021, respectively.	250,000	250,000
8.25% Senior Notes maturing April 2026. Unamortized debt issuance costs amounted to $10.0 million and $12.9 million at September 30, 2022 and December 31, 2021, respectively.	641,535	675,000
4.43% Lansing Correctional Facility Non-Recourse Mortgage Note maturing January 2040. Unamortized debt issuance costs amounted to $2.8 million and $3.0 million at September 30, 2022 and December 31, 2021, respectively.	151,555	154,532
Total debt	1,307,109	1,551,932
Unamortized debt issuance costs	(16,339)	(20,588)
Unamortized original issue premium (discount)	724	(3,922)
Current portion of long-term debt	(177,556)	(35,376)
Long-term debt, net	$1,113,938	$1,492,046

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

Based on CoreCivic's total leverage ratio, loans under the New Bank Credit Facility currently bear interest at a base rate plus a margin of 2.25% or at the BSBY rate plus a margin of 3.25%, and a commitment fee equal to 0.45% of the unfunded balance of the New Revolving Credit Facility. The New Revolving Credit Facility also has a $100.0 million sublimit for the issuance of standby letters of credit. As of September 30, 2022, CoreCivic had no borrowings outstanding under the New Revolving Credit Facility. As of September 30, 2022, CoreCivic had $16.8 million in letters of credit outstanding resulting in $233.2 million available under the New Revolving Credit Facility. The New Term Loan A requires scheduled quarterly principal payments through December 2025, and is pre-payable without penalty. As of September 30, 2022, the outstanding balance of the New Term Loan A was $97.5 million.

The New Bank Credit Facility requires CoreCivic to meet certain financial covenants, including, without limitation, a total leverage ratio of not more than 4.50 to 1.00 (from 5.50 to 1.00 under the Previous Bank Credit Facility) for which the Company may net unrestricted cash and cash equivalents not exceeding $100.0 million when calculating, a secured leverage ratio of not more than 2.50 to 1.00 (from 3.25 to 1.00 under the Previous Bank Credit Facility) for which the Company may net unrestricted cash and cash equivalents not exceeding $100.0 million when calculating, and a fixed charge coverage ratio of not less than 1.75 to 1.00 (unchanged from the Previous Bank Credit Facility). As of September 30, 2022, CoreCivic was in compliance with all such covenants. The New Bank Credit Facility is secured by a pledge of all of the capital stock (or other ownership interests) of CoreCivic's domestic restricted subsidiaries, 65% of the capital stock (or other ownership interests) of CoreCivic's "first-tier" foreign subsidiaries, all of the accounts receivable of the Company and its domestic restricted subsidiaries, and substantially all of the deposit accounts of the Company and its domestic restricted subsidiaries. In the event that (a) the consolidated total leverage equals or exceeds 4.00 to 1.00 or (b) the Company incurs certain debt above a specified threshold, certain intangible assets and unencumbered real estate assets that meet a 50% loan-to-value requirement are required to be added as collateral. In addition, the New Bank Credit Facility contains certain covenants that, among other things, limit the incurrence of additional indebtedness, payment of dividends and other customary restricted payments, permitted investments, transactions with affiliates, asset sales, mergers and consolidations, liquidations, prepayments and modifications of other indebtedness, liens and other encumbrances and other matters customarily restricted in such agreements. The New Bank Credit Facility is subject to certain cross-default provisions with terms of CoreCivic's other unsecured indebtedness, and is subject to acceleration upon the occurrence of a change of control.

Senior Secured Term Loan B. On December 18, 2019, CoreCivic entered into a $250.0 million Senior Secured Term Loan B (the "Term Loan B" and, together with the New Bank Credit Facility, the "Credit Agreements"), which required quarterly scheduled principal payments until the scheduled maturity on December 18, 2024. During October 2021 and in accordance with the terms of the Term Loan B, CoreCivic repaid $90.0 million of the then-outstanding balance of the Term Loan B using cash on hand. As a result, the Company recorded a charge in the fourth quarter of 2021 of $4.1 million for the pro rata write-off of unamortized debt issuance costs and the original issue discount. On May 19, 2022, CoreCivic voluntarily repaid in full the outstanding principal balance under the Term Loan B amounting to $124.1 million, and satisfied all of the Company's outstanding obligations under the Term Loan B credit agreement. The Company did not incur any prepayment penalties in connection with the repayment of the Term Loan B. The prepayment was made in full with cash on hand. The Term Loan B bore interest at the London Interbank Offered Rate ("LIBOR") plus 4.50%, with a 1.00% LIBOR floor (or, at CoreCivic's option, a base rate plus 3.50%). The Term Loan B was secured by a first lien on certain specified real property assets, representing a loan-to-value of no greater than 80%. The Term Loan B was originally issued at a price of 95% of the principal amount of the Term Loan B, resulting in a discount of $12.5 million, which was amortized into interest expense over the term of the Term Loan B. CoreCivic capitalized approximately $5.1 million of costs associated with the issuance of the Term Loan B. During the second quarter of 2022, the Company recorded a charge of $6.0 million for the write-off of the remaining unamortized debt issuance costs, original issue discount, and fees associated with the voluntary repayment of the Term Loan B.

Senior Notes. Interest on the $166.5 million remaining principal balance outstanding on CoreCivic's 4.625% senior notes issued in April 2013 with an original principal amount of $350.0 million (the "4.625% Senior Notes") accrues at the stated rate and is payable in May and November of each year. The 4.625% Senior Notes are scheduled to mature on May 1, 2023. Interest on the $250.0 million aggregate principal amount of CoreCivic's 4.75% senior notes issued in October 2017 (the "4.75% Senior Notes") accrues at the stated rate and is payable in April and October of each year. The 4.75% Senior Notes are scheduled to mature on October 15, 2027. Interest on the $641.5 million remaining aggregate principal amount of CoreCivic's 8.25% senior notes issued in April and September 2021 with an original principal amount of $675.0 million (the "8.25% Senior Notes"), as further described hereinafter, accrues at the stated rate and is payable in April and October of each year. The 8.25% Senior Notes are scheduled to mature on April 15, 2026.

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

On April 14, 2021, the Company completed an underwritten registered offering of $450.0 million aggregate principal amount of 8.25% senior unsecured notes due 2026 (the "Original 8.25% Senior Notes"). The Original 8.25% Senior Notes were priced at 99.0% of face value and as a result have an effective yield to maturity of 8.50%. The net proceeds from the issuance of the Original 8.25% Senior Notes totaled approximately $435.1 million, after deducting the original issuance and underwriting discounts and estimated offering expenses. The Company used a significant amount of the net proceeds from the offering of the Original 8.25% Senior Notes (i) to redeem all of the $250.0 million aggregate principal amount of CoreCivic's 5.0% senior notes issued in September 2015 (the "5.0% Senior Notes"), including the payment of the applicable "make-whole" redemption amount of $15.5 million and accrued interest, and (ii) to otherwise repay or reduce its other indebtedness, including repurchasing $149.0 million of its 4.625% Senior Notes at an aggregate purchase price of $151.2 million in privately negotiated transactions, reducing the outstanding balance of the 4.625% Senior Notes, which was originally $350.0 million, to $201.0 million. In the second and fourth quarters of 2021, the Company purchased an additional $27.3 million of its 4.625% Senior Notes, in the aggregate, at par in open market purchases, further reducing the outstanding balance of the 4.625% Senior Notes to $173.7 million. In addition, in the second and third quarters of 2022, the Company purchased an additional $7.1 million of the 4.625% Senior Notes at a weighted average purchase price approximately equal to par in open market purchases, reducing the outstanding balance of the 4.625% Senior Notes to $166.5 million as of September 30, 2022. CoreCivic recorded a charge of $0.1 million during the third quarter of 2022 for the write-off of a pro-rata portion of the pre-existing loan costs associated with the open market purchases of the 4.625% Senior Notes, net of discounts to the principal balance of notes purchased.

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

On September 29, 2021, CoreCivic completed an underwritten registered tack-on offering of $225.0 million in aggregate principal amount of 8.25% Senior Notes due 2026 (the "Additional 8.25% Senior Notes") at an issue price of 102.25% of their aggregate principal amount, plus accrued interest from the April 14, 2021 issue date for the Original 8.25% Senior Notes, resulting in an effective yield to maturity of 7.65% for the Additional 8.25% Senior Notes. The Additional 8.25% Senior Notes and the Original 8.25% Senior Notes, together the 8.25% Senior Notes, constitute a single class of securities and have identical terms, other than issue date and issue price. The issuance of the Additional 8.25% Senior Notes increased the total aggregate principal amount of 8.25% Senior Notes outstanding to $675.0 million. The net proceeds from the issuance of the Additional 8.25% Senior Notes totaled approximately $225.5 million, after deducting the underwriting discounts and estimated offering expenses and including the original issuance premium. The net proceeds from the offering of the Additional 8.25% Senior Notes were used to pay down our Previous Revolving Credit Facility and for general corporate purposes. In the third quarter of 2022, the Company purchased $33.5 million of the 8.25% Senior Notes at a weighted average purchase price approximately equal to par in open market purchases, reducing the outstanding balance of the 8.25% Senior Notes to $641.5 million as of September 30, 2022. CoreCivic recorded a charge of $0.7 million during the third quarter of 2022 for the write-off of a pro-rata portion of the pre-existing loan costs associated with the open market purchases of the 8.25% Senior Notes, net of discounts to the principal balance of notes purchased.

Lansing Correctional Facility Non-Recourse Mortgage Note. On April 20, 2018, CoreCivic of Kansas, LLC (the "Issuer"), a wholly-owned unrestricted subsidiary of the Company, priced $159.5 million in aggregate principal amount of non-recourse senior secured notes of the Issuer (the "Kansas Notes"), in a private placement pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended. The private placement closed on June 1, 2018. The Company used the proceeds of the private placement, which were drawn on quarterly funding dates beginning in the second quarter of 2018, to fund construction of the Lansing Correctional Facility, along with costs and expenses of the project. The Kansas Notes have a yield to maturity of 4.43% and are scheduled to mature in January 2040, 20 years following completion of the project, which occurred in January 2020. Principal and interest on the Kansas Notes are payable in quarterly payments, which began in July 2020 and continue until maturity. CoreCivic may redeem all or part of the Kansas Notes at any time upon written notice of not less than 30 days and not more than 60 days prior to the date fixed for such prepayment, with a "make-whole" amount, together with interest on the Kansas Notes accrued to, but not including, the redemption date. CoreCivic capitalized approximately $3.4 million of costs associated with the private placement. Because the Issuer has been designated as an unrestricted subsidiary of the Company under terms of the Company's Credit Agreements, the issuance and service of the Kansas Notes, and the revenues and expenses associated with the facility lease, do not impact the financial covenants associated with the Company's Credit Agreements. As of September 30, 2022, the outstanding balance of the Kansas Notes was $151.6 million.

Debt Maturities. Scheduled principal payments as of September 30, 2022 for the remainder of 2022, the next five years, and thereafter were as follows (in thousands):

2022 (remainder)	$2,400
2023	178,290
2024	14,722
2025	17,698
2026	715,985
2027	256,855
Thereafter	121,159
Total debt	$1,307,109

6.
STOCKHOLDERS' EQUITY

Share Repurchase Program

On May 12, 2022, the Board of Directors ("BOD") approved a share repurchase program to repurchase up to $150.0 million of the Company's common stock. On August 2, 2022, the BOD increased the authorization to repurchase under the share repurchase program by up to an additional $75.0 million of the Company's common stock, or a total aggregate authorized amount to repurchase of up to $225.0 million of the Company's common stock. Repurchases of the Company's outstanding common stock will be made in accordance with applicable securities laws and may be made at the Company's discretion based on parameters set by the BOD from time to time in the open market, through privately negotiated transactions, or otherwise. The share repurchase program has no time limit and does not obligate the Company to purchase any particular amount of its common stock. The authorization for the share repurchase program may be terminated, suspended, increased or decreased by the BOD in its discretion at any time. Through September 30, 2022, the Company completed the repurchase of 6.6 million shares at a total cost of $74.5 million, excluding costs associated with the share repurchase program. The Company has utilized cash on hand and net cash provided by operations to fund the repurchases.

Restricted Stock Units

During the first nine months of 2022, CoreCivic issued approximately 2.1 million restricted common stock units ("RSUs") to certain of its employees and non-employee directors, with an aggregate value of $21.5 million, including 1.9 million RSUs to employees and non-employee directors whose compensation is charged to general and administrative expense and 0.2 million RSUs to employees whose compensation is charged to operating expense. During 2021, CoreCivic issued approximately 2.7 million RSUs to certain of its employees and non-employee directors, with an aggregate value of $21.8 million, including 2.5 million RSUs to employees and non-employee directors whose compensation is charged to general and administrative expense and 0.2 million RSUs to employees whose compensation is charged to operating expense.

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

During the three months ended September 30, 2022, CoreCivic expensed $2.0 million, net of forfeitures, relating to RSUs ($0.3 million of which was recorded in operating expenses and $1.7 million of which was recorded in general and administrative expenses). During the three months ended September 30, 2021, CoreCivic expensed $5.1 million, net of forfeitures, relating to RSUs ($0.4 million of which was recorded in operating expenses and $4.7 million of which was recorded in general and administrative expenses).

During the nine months ended September 30, 2022, CoreCivic expensed $11.7 million, net of forfeitures, relating to RSUs ($1.1 million of which was recorded in operating expenses and $10.6 million of which was recorded in general and administrative expenses). During the nine months ended September 30, 2021, CoreCivic expensed $13.6 million, net of forfeitures, relating to RSUs ($1.2 million of which was recorded in operating expenses and $12.4 million of which was recorded in general and administrative expenses). As of September 30, 2022, approximately 3.9 million RSUs remained outstanding and subject to vesting.

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

A reconciliation of the numerator and denominator of the basic earnings per share computation to the numerator and denominator of the diluted earnings per share computation is as follows (in thousands, except per share data):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
NUMERATOR
Basic:
Net income (loss)	$68,318	$30,012	$97,883	$(79,933)
Diluted:
Net income (loss)	$68,318	$30,012	$97,883	$(79,933)
DENOMINATOR
Basic:
Weighted average common shares outstanding	116,569	120,285	119,282	120,161
Diluted:
Weighted average common shares outstanding	116,569	120,285	119,282	120,161
Effect of dilutive securities:
Restricted stock-based awards	881	641	774	—
Non-controlling interest - Operating Partnership Units	—	1,123	—	—
Weighted average shares and assumed conversions	117,450	122,049	120,056	120,161
BASIC EARNINGS (LOSS) PER SHARE	$0.59	$0.25	$0.82	$(0.67)
DILUTED EARNINGS (LOSS) PER SHARE	$0.58	$0.25	$0.82	$(0.67)

For the nine months ended September 30, 2021, 0.4 million restricted stock-based awards and 1.3 million non-controlling interest - operating partnership units were excluded from the computation of diluted loss per share because they were anti-dilutive. In addition, approximately 16,000 and 0.3 million of stock options were excluded from the computation of diluted earnings per share for the three months ended September 30, 2022 and 2021, respectively, because they were anti-dilutive. Approximately 0.1 million and 0.3 million stock options were excluded from the computation of diluted earnings (loss) per share for the nine months ended September 30, 2022 and 2021, respectively, because they were anti-dilutive.

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

CoreCivic records a liability in the consolidated financial statements for loss contingencies when a loss is known or considered probable, and the amount can be reasonably estimated. If the reasonable estimate of a known or probable loss is a range, and no amount within the range is a better estimate than any other, the minimum amount of the range is accrued. If a loss is reasonably possible but not known or probable, and can be reasonably estimated, the estimated loss or range of loss is disclosed. When determining the estimated loss or range of loss, significant judgment is required to estimate the amount and timing of a loss to be recorded. Any receivable for insurance recoveries is recorded separately from the corresponding litigation reserve, and only if recovery is determined to be probable and the amount of payment can be determined. CoreCivic does not accrue for anticipated legal fees and costs and expenses those items as incurred.

ICE Detainee Labor and Related Matters.

On May 31, 2017, two former ICE detainees, who were detained at the Company's Otay Mesa Detention Center ("OMDC") in San Diego, California, filed a class action lawsuit against the Company in the United States District Court for the Southern District of California. The complaint alleged that the Company forces detainees to perform labor under threat of punishment in violation of state and federal anti-trafficking laws and that OMDC’s Voluntary Work Program ("VWP") violates state labor laws including state minimum wage law. ICE requires that CoreCivic offer and operate the VWP in conformance with ICE standards and ICE prescribes the minimum rate of pay for VWP participants. The Plaintiffs seek compensatory damages, exemplary damages, restitution, penalties, and interest as well as declaratory and injunctive relief on behalf of former and current detainees. On April 1, 2020, the district court certified a nationwide anti-trafficking claims class of former and current detainees at all CoreCivic ICE detention facilities. It also certified a state law class of former and current detainees at the Company's ICE detention facilities in California. The court did not certify any claims for injunctive or declaratory relief. On March 10, 2021, the Ninth Circuit Court of Appeals granted CoreCivic's petition to appeal the class certification ruling. On June 3, 2022, a three-judge panel of the Ninth Circuit affirmed the class certification ruling. Following the three-judge panel affirmance, the Company petitioned the Ninth Circuit for a discretionary appellate review, and the Company currently awaits a ruling on the petition for such review. Since this case was filed, four similar lawsuits have been filed. A Maryland case was dismissed on September 27, 2019, and the dismissal was affirmed on appeal. Two suits filed in Georgia and Texas do not allege minimum wage violations; and the Texas case was voluntarily dismissed on March 14, 2022, while the Georgia case is still ongoing. A second California suit concerning the Otay Mesa facility has been stayed pending the outcome of class proceedings in the first. The Company disputes these allegations and intends to take all necessary steps to vigorously defend itself against all claims.

Due to the stage of this proceeding, the Company cannot reasonably predict the outcome, nor can it estimate the amount of loss or range of loss, if any, that may result. As a result, the Company has not recorded an accrual relating to this matter at this time, as losses are not considered probable or reasonably estimable at this stage of these lawsuits.

Securities and Derivative Litigation.

In a memorandum to the BOP dated August 18, 2016, the DOJ directed that, as each contract with privately operated prisons reaches the end of its term, the BOP should either decline to renew that contract or substantially reduce its scope in a manner consistent with law and the overall decline of the BOP's inmate population. Following the release of the August 18, 2016 DOJ memorandum, a securities class action lawsuit was filed on August 23, 2016 against the Company and certain of its current and former officers in the United States District Court for the Middle District of Tennessee (the "District Court"), captioned Grae v. Corrections Corporation of America et al., Case No. 3:16-cv-02267. The Company settled this lawsuit in April 2021. The settlement, which was approved by the District Court on November 8, 2021, contains no admission of liability, wrongdoing, or responsibility by any of the defendants including the Company. The Company paid the settlement amount of $56.0 million in May 2021. As a result of the settlement, the Company recognized an expense of $54.3 million during the year ended December 31, 2021 (all of which was recognized in the first six months of 2021), which was net of the remaining insurance available under the Company’s policies.

The Company is also named along with several of its directors in six derivative lawsuits which raise similar allegations to those raised in the Grae securities litigation, which are currently stayed by agreement of the parties. While the Company believes these lawsuits are entirely without merit, the Company acknowledges the costs and risks of extensive and complex litigation regarding these matters are substantial and subject to an unpredictable outcome. On June 17, 2022, the Company and derivative plaintiffs informed the District Court that the parties had reached an agreement as to the plaintiffs' attorneys' fees and expenses. During the second quarter of 2022, the Company recognized an additional expense of $1.9 million to reflect its estimate of the probable liability associated with these matters. On September 19, 2022, the District Court issued an order (the "Preliminary Order") providing for preliminary approval of the proposed settlement of the claims asserted nominally on behalf of the Company against the individual defendants named in the previously disclosed stockholder derivative action. The settlement calls for the Company to adopt certain governance changes and to pay plaintiff’s counsel $3.5 million in attorneys’ fees. The Preliminary Order set a final settlement approval hearing for December 1, 2022. Considering amounts previously recognized for these matters, the Company had adequately accrued for this liability as of September 30, 2022.

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

On August 5, 2020, the Company announced that the BOD unanimously approved a plan to revoke its REIT election and become a taxable C Corporation, effective January 1, 2021. As a result, the Company is no longer required to operate under REIT rules, including the requirement to distribute at least 90% of its taxable income to its stockholders, which provides the Company with greater flexibility to use its free cash flow. Effective January 1, 2021, the Company became subject to federal and state income taxes on its taxable income at applicable tax rates and is no longer entitled to a tax deduction for dividends paid.

CoreCivic recorded an income tax expense of $24.2 million and $8.6 million for the three months ended September 30, 2022 and 2021, respectively, which increased largely as a result of tax expense associated with the gain on sale of real estate assets in the third quarter of 2022. CoreCivic recorded an income tax expense of $34.9 million and $128.7 million for the nine months ended September 30, 2022 and 2021, respectively. Income tax expense for the nine months ended September 30, 2021 included $114.2 million primarily resulting from the revaluation of the Company's net deferred tax liabilities due to the completion of all significant actions necessary to revoke its REIT election. No catch-up tax payments or penalties resulted from the revocation of the Company's REIT election.

On March 27, 2020, President Trump signed into law the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”). The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferral of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. The accelerated depreciation methods for qualified improvement property significantly reduced the Company's taxable income and, therefore, its distribution requirement as a REIT for 2020. During 2020, the Company deferred payment of $29.6 million of employer-side social security payments. Half of this deferred amount was paid in December 2021 while the remaining deferred amount was paid in September 2022.

The Inflation Reduction Act of 2022 (the “Inflation Reduction Act”) was signed into law on August 16, 2022. Among other provisions, such act creates an excise tax of 1% on the fair value of net stock repurchases in excess of share issuances made by publicly traded U.S. corporations, effective for repurchases after December 31, 2022. The impact of this excise tax on the Company’s financial position, and/or liquidity, in future periods, will vary based on the level of repurchases made by the Company in a given year. While the Company is still evaluating the potential impact of this excise tax on its results of operations, interpretive accounting guidance indicates that this tax likely can be recorded as a component of equity, as opposed to an expense within the statement of operations, given that it is a direct cost associated with the repurchase of the Company’s common stock.

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

CoreCivic had no liabilities recorded for uncertain tax positions as of September 30, 2022 and December 31, 2021. CoreCivic recognizes interest and penalties related to unrecognized tax positions in income tax expense. CoreCivic does not currently anticipate that the total amount of unrecognized tax positions will significantly change in the next twelve months.

10.
SEGMENT REPORTING

As of September 30, 2022, CoreCivic operated 45 correctional and detention facilities, 40 of which the Company owned. In addition, CoreCivic owned and operated 24 residential reentry centers and owned 8 properties for lease to third parties. Management views CoreCivic's operating results in three operating segments, CoreCivic Safety, CoreCivic Community, and CoreCivic Properties. CoreCivic Safety includes the operating results of those correctional and detention facilities placed into service that were owned, or controlled via a long-term lease, and managed by CoreCivic, as well as those correctional and detention facilities owned by a third party and managed by CoreCivic. CoreCivic Safety also includes the operating results of TransCor America, LLC, a subsidiary of the Company that provides transportation services to governmental agencies. CoreCivic Community includes the operating results of those residential reentry centers placed into service that were owned, or controlled via a long-term lease, and managed by CoreCivic. CoreCivic Community also includes the operating results of the Company's electronic monitoring and case management services. CoreCivic Properties includes the operating results of those properties leased to third parties. The operating performance of the three segments can be measured based on their net operating income. CoreCivic defines facility net operating income as a facility's revenues less operating expenses.

The revenue and facility net operating income for each of the three segments and a reconciliation to CoreCivic's income before income taxes is as follows for the three and nine months ended September 30, 2022 and 2021 (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue:
Safety	$423,186	$431,534	$1,253,788	$1,261,183
Community	26,379	25,535	76,269	74,122
Properties	14,587	13,940	43,704	54,927
Total segment revenue	464,152	471,009	1,373,761	1,390,232
Operating expenses:
Safety	342,190	314,283	987,472	926,990
Community	22,022	20,427	63,531	61,551
Properties	3,902	3,381	10,561	15,323
Total segment operating expenses	368,114	338,091	1,061,564	1,003,864
Facility net operating income:
Safety	80,996	117,251	266,316	334,193
Community	4,357	5,108	12,738	12,571
Properties	10,685	10,559	33,143	39,604
Total facility net operating income	96,038	132,918	312,197	386,368
Other revenue (expense):
Other revenue	59	185	135	251
Other operating expense	(80)	(101)	(259)	(282)
General and administrative	(30,194)	(34,600)	(92,808)	(97,358)
Depreciation and amortization	(31,931)	(33,991)	(96,218)	(100,787)
Shareholder litigation expense	—	—	(1,900)	(54,295)
Asset impairments	(3,513)	(5,177)	(3,513)	(9,351)
Interest expense, net	(20,793)	(20,653)	(65,381)	(62,303)
Expenses associated with debt repayments and refinancing transactions	(783)	—	(7,588)	(52,167)
Gain on sale of real estate assets, net	83,828	—	87,149	38,766
Other income (expense)	(71)	49	934	(107)
Income before income taxes	$92,560	$38,630	$132,748	$48,735

The following table summarizes capital expenditures including accrued amounts for the three and nine months ended September 30, 2022 and 2021 (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Capital expenditures:
Safety	$14,507	$14,598	$44,253	$33,519
Community	713	525	1,393	1,609
Properties	1,100	3,729	2,294	7,034
Corporate and other	1,735	1,012	4,208	10,562
Total capital expenditures	$18,055	$19,864	$52,148	$52,724

The total assets are as follows (in thousands):

	September 30, 2022	December 31, 2021
Assets:
Safety	$2,423,603	$2,532,319
Community	215,236	233,179
Properties	365,766	352,681
Corporate and other	266,321	380,759
Total Assets	$3,270,926	$3,498,938

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

We are the nation's largest owner of partnership correctional, detention, and residential reentry facilities and one of the largest prison operators in the United States. We also believe we are the largest private owner of real estate used by government agencies in the U.S. As of September 30, 2022, through our CoreCivic Safety segment, we operated 45 correctional and detention facilities, 40 of which we owned, with a total design capacity of approximately 68,000 beds. Through our CoreCivic Community segment, we owned and operated 24 residential reentry centers with a total design capacity of approximately 5,000 beds. In addition, through our CoreCivic Properties segment, we owned 8 properties for lease to third parties and used by government agencies, totaling 1.8 million square feet.

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

On January 26, 2021, President Biden issued the Private Prison EO. The Private Prison EO directs the Attorney General to not renew DOJ contracts with privately operated criminal detention facilities. Two agencies of the DOJ, the BOP and the USMS utilize our services. The BOP houses inmates who have been convicted, and the USMS is generally responsible for detainees who are awaiting trial. The BOP has experienced a steady decline in inmate populations over the last eight years, a trend that has been accelerated by the COVID-19 pandemic. We currently have one prison contract with the BOP at the 1,978-bed McRae Correctional Facility, accounting for 2% ($40.6 million) of our total revenue for the twelve months ended December 31, 2021, which expires in November 2022. We completed the sale of the McRae facility in August 2022 to the Georgia Building Authority, and entered into an agreement to lease the facility through November 2022 to allow us to fulfill our obligations to the BOP. The Private Prison EO only applies to agencies that are part of the DOJ, which includes the BOP and USMS. U.S. Immigration and Customs Enforcement, or ICE, facilities are not covered by the Private Prison EO, as ICE is an agency of the Department of Homeland Security, or DHS, not the DOJ, although it is possible that the federal government could choose to take similar action on ICE facilities in the future. For the twelve months ended December 31, 2021, USMS and ICE accounted for 23% ($433.6 million) and 30% ($552.2 million), respectively, of our total revenue. For the nine months ended September 30, 2022, USMS and ICE accounted for 22% ($300.7 million) and 29% ($398.0 million), respectively, of our total revenue.

Unlike the BOP, the USMS does not own detention capacity and relies on the private sector, along with various government agencies, for its detainee population. The USMS has been advised by the Office of the Deputy Attorney General not to renew existing contracts, or enter into new contracts for private detention facilities. During the second quarter of 2021, we had direct contracts with the USMS for up to 992 detainees at our 2016-bed Northeast Ohio Correctional Center and for up to approximately 96 detainees at our 664-bed Crossroads Correctional Center in Montana that expired and were not renewed. On May 28, 2021, we entered into a new three-year contract with Mahoning County, Ohio to utilize up to 990 beds at our Northeast Ohio Correctional Center. Mahoning County is responsible for County inmates and federal detainees, including USMS detainees, and the County is using the Northeast Ohio facility to address its population needs. During the third quarter of 2021, we entered into an amendment to the contract with the state of Montana to utilize all of the capacity at the Crossroads Correctional Center, including the space vacated by the USMS, and to extend the existing contract to June 30, 2023, with additional renewal options by mutual agreement through August 31, 2029. We had a direct contract with the USMS to care for detainees at our 600-bed West Tennessee Detention Facility that expired on September 30, 2021 and was not renewed. In addition, we had a direct contract with the USMS to care for detainees at our 1,033-bed Leavenworth Detention Center that expired on December 31, 2021 and was not renewed. We are actively marketing the West Tennessee and Leavenworth facilities to other government agencies. However, we can provide no assurance that we will be able to reach agreements for the utilization of the West Tennessee or Leavenworth facilities.

We currently have two detention facilities that have direct contracts with the USMS that expire in September 2023 and September 2025. The facility with the contract expiring in September 2023 services a substantial number of USMS detainees that we believe will be challenging to replace, and we intend to work with the USMS to enable it to continue to fulfill its mission. However, we can provide no assurance that this contract will be renewed or replaced upon expiration. It is too early to predict the outcome of the expiration of the contract scheduled to expire in September 2025, and future developments could occur prior to the scheduled expiration date.

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

COVID-19 notwithstanding, we believe the long-term growth opportunities of our business remain attractive as government agencies consider their emergent needs (including capacity to help mitigate the spread of infectious disease), as well as the efficiency and offender programming opportunities we provide as flexible solutions to satisfy our partners' needs. Further, although disrupted by the COVID-19 pandemic, several of our existing federal and state partners, as well as prospective state partners, have been experiencing growth in offender populations and overcrowded conditions, as well as an increase in violent crime. Governments are now assessing their need for correctional space in light of COVID-19, and several are considering alternative correctional capacity for their aged or inefficient infrastructure, or are seeking cost savings by utilizing the private sector, which could result in increased future demand for the solutions we provide. For example, in December 2021, the state of Arizona awarded us a new contract for up to 2,706 inmates at our 3,060-bed La Palma Correctional Center in Arizona, which commenced in April 2022. We are not aware of a larger prison contract awarded to the private sector by any state in over a decade. In August 2022, we completed the sale of the 1,978-bed McRae Correctional Facility to the Georgia Building Authority in order to update their aged and inefficient public sector correctional infrastructure. We currently have a management contract with the BOP at this facility, which expires November 30, 2022. In connection with the sale, we entered into an agreement to lease the McRae facility from the Georgia Building Authority through November 30, 2022 to allow us to fulfill our obligations to the BOP. The BOP is expected to transfer the BOP inmates to alternative federal capacity prior to expiration of the contract, and the McRae Correctional Facility will convert to a facility owned and operated by the State of Georgia upon termination of our lease with the Georgia Building Authority. Competing budget priorities often impede our customers' ability to construct new prison beds of their own or update their older facilities, which we believe could result in further demand for private sector prison capacity solutions in the long-term.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The consolidated financial statements in this Quarterly Report are prepared in conformity with U.S. generally accepted accounting principles, or GAAP. As such, we are required to make certain estimates, judgments, and assumptions that we believe are reasonable based upon the information available which, by their nature, are subject to an inherent degree of uncertainty. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. There can be no assurance that actual results will not differ from our estimates. A summary of our significant accounting policies is described in our 2021 Form 10-K. The significant accounting policies and estimates which we believe are the most critical to aid in fully understanding and evaluating our reported financial results include those related to idle facilities and asset impairments, self-funded insurance reserves, and legal reserves. For a discussion of our critical accounting policies and estimates, please refer to Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Notes to Consolidated Financial Statements" presented in our 2021 Form 10-K. There were no newly identified critical accounting policies during the first nine months of 2022, nor were there any material changes to the critical accounting policies and estimates discussed in our 2021 Form 10-K.

RESULTS OF OPERATIONS

Our results of operations are impacted by the number of correctional and detention facilities we operated, including 40 we owned and five owned by our government partners (CoreCivic Safety), the number of residential reentry centers we owned and operated (CoreCivic Community), the number of facilities we leased to other operators (CoreCivic Properties), and the facilities we owned that were not in operation. The following table sets forth the changes in the number of facilities in operation for the periods presented:

	Effective	CoreCivic
	Date	Safety	Community	Properties	Total
Facilities as of December 31, 2020		47	27	15	89
Termination of contract and lease of a Colorado reentry center	January 2021	—	(1)	—	(1)
Sale of an idled government-leased property in Missouri	May 2021	—	—	(1)	(1)
Sale of two leased properties in Florida and Ohio	May 2021	—	—	(2)	(2)
Sale of a government-leased property in Maryland	June 2021	—	—	(1)	(1)
Sale of an idled property in Pennsylvania	June 2021	—	—	(1)	(1)
Termination of GRES partnership (Detroit, Michigan)	Sept 2021	—	—	(1)	(1)
Lease of Northwest New Mexico Correctional Center	November 2021	(1)	—	1	—
Facilities as of December 31, 2021		46	26	10	82
Expiration of a managed-only contract in Indiana	January 2022	(1)	—	—	(1)
Sale of a residential reentry facility in Colorado	February 2022	—	(1)	—	(1)
Sale of a residential reentry facility in Colorado	March 2022	—	(1)	—	(1)
Sale of two leased community corrections facilities in California	July 2022	—	—	(2)	(2)
Facilities as of September 30, 2022		45	24	8	77

Three and Nine Months Ended September 30, 2022 Compared to the Three and Nine Months Ended September 30, 2021

Net income was $68.3 million, or $0.58 per diluted share, for the three months ended September 30, 2022, compared with net income of $30.0 million, or $0.25 per diluted share, for the three months ended September 30, 2021. Net income was $97.9 million, or $0.82 per diluted share, for the nine months ended September 30, 2022, compared with a net loss of $79.9 million, or $0.67 per diluted share, for the nine months ended September 30, 2021. Financial results for the three months ended September 30, 2022 reflected an $83.8 million gain on the sale of real estate assets, $0.8 million of expenses associated with debt repayments and refinancing transactions, as well as $3.5 million of asset impairments. Financial results for the nine months ended September 30, 2022 reflected an $87.1 million gain on the sale of real estate assets, $7.6 million of expenses associated with debt repayments and refinancing transactions, $3.5 million of asset impairments, and $1.9 million associated with shareholder litigation expense. Collectively, these special items were partially offset by an income tax expense of $21.0 million and $19.5 million during the three and nine months ended September 30, 2022, respectively, associated with these special items.

Financial results for the three and nine months ended September 30, 2021 reflected $5.2 million and $9.4 million, respectively, of asset impairments. Financial results for the nine months ended September 30, 2021 also reflected $52.2 million of expenses associated with debt repayments and refinancing transactions, $54.3 million of charges related to the settlement agreement reached during April 2021 in connection with shareholder litigation, and $2.4 million of incremental expenses directly associated with COVID-19 (reflected in operating expenses), partially offset by a gain on the sale of real estate assets amounting to $38.8 million. Collectively, these special items were partially offset by an income tax benefit of $1.4 million and $19.7 million during the three and nine months ended September 30, 2021, respectively, associated with these special items. In addition, financial results for the nine months ended September 30, 2021, included an income tax charge of $128.7 million, including $114.2 million for income taxes associated with the change in corporate tax structure and other special tax items.

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
•
CoreCivic Properties segment, consisting of the 8 real estate properties owned by CoreCivic for lease to third parties and used by government agencies.

For the three and nine months ended September 30, 2022 and 2021, our total segment net operating income, which we define as facility revenue (including interest income associated with finance leases) less operating expenses, was divided among our three business segments as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Segment:
Safety	82.5%	86.8%	83.5%	85.0%
Community	4.4%	3.8%	4.0%	3.2%
Properties	13.1%	9.4%	12.5%	11.8%

Facility Operations

A key performance indicator we use to measure the revenue and expenses associated with the operation of the correctional, detention, and residential reentry facilities we own or manage is expressed in terms of a compensated man-day, which represents the revenue we generate and expenses we incur for one offender for one calendar day. Revenue and expenses per compensated man-day are computed by dividing facility revenue and expenses by the total number of compensated man-days during the period. A compensated man-day represents a calendar day for which we are paid for the occupancy of an offender. We believe the measurement is useful because we are compensated for operating and managing facilities at an offender per diem rate based upon actual or minimum guaranteed occupancy levels. We also measure our costs on a per compensated man-day basis, which is largely dependent upon the number of offenders we accommodate. Further, per compensated man-day measurements are also used to estimate our potential profitability based on certain occupancy levels relative to design capacity. Revenue and expenses per compensated man-day for all of the correctional, detention, and residential reentry facilities placed into service that we owned or managed, exclusive of those held for lease, and for TransCor were as follows for the three and nine months ended September 30, 2022 and 2021:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue per compensated man-day	$93.20	$90.02	$92.86	$89.74
Operating expenses per compensated man-day:
Fixed expense	53.10	47.70	51.62	48.08
Variable expense	22.18	17.84	21.47	17.96
Total	75.28	65.54	73.09	66.04
Operating income per compensated man-day	$17.92	$24.48	$19.77	$23.70
Operating margin	19.2%	27.2%	21.3%	26.4%
Average compensated occupancy	70.1%	72.1%	70.1%	71.2%
Average available beds	73,246	75,052	73,363	75,058
Average compensated population	51,355	54,106	51,404	53,442

Revenue

Total revenue consists of management revenue we generate through CoreCivic Safety and CoreCivic Community in the operation of correctional, detention, and residential reentry facilities, as well as the revenue we generate from TransCor and our electronic monitoring and case management services. Total revenue also consists of lease revenue we generate through CoreCivic Properties from facilities we lease to third-party operators. The following table reflects the components of revenue for the three and nine months ended September 30, 2022 and 2021 (in millions):

	For the Three Months Ended September 30,
	2022	2021	$ Change	% Change
Management revenue:
Federal	$248.4	$266.2	$(17.8)	(6.7%)
State	172.1	155.2	16.9	10.9%
Local	9.0	13.2	(4.2)	(31.8%)
Other	20.1	22.5	(2.4)	(10.7%)
Total management revenue	449.6	457.1	(7.5)	(1.6%)
Lease revenue	14.6	13.9	0.7	5.0%
Other revenue	—	0.2	(0.2)	(100.0%)
Total revenue	$464.2	$471.2	$(7.0)	(1.5%)

	For the Nine Months Ended September 30,
	2022	2021	$ Change	% Change
Management revenue:
Federal	$748.3	$784.3	$(36.0)	(4.6%)
State	488.7	445.3	43.4	9.7%
Local	26.3	38.2	(11.9)	(31.2%)
Other	66.8	67.5	(0.7)	(1.0%)
Total management revenue	1,330.1	1,335.3	(5.2)	(0.4%)
Lease revenue	43.7	54.9	(11.2)	(20.4%)
Other revenue	0.1	0.3	(0.2)	(66.7%)
Total revenue	$1,373.9	$1,390.5	$(16.6)	(1.2%)

The $7.5 million, or 1.6%, decrease in total management revenue for the three months ended September 30, 2022 as compared with the same period in 2021 was primarily a result of a decrease in revenue of approximately $22.8 million driven primarily by a decrease in the average daily compensated population from 2021 to 2022. The decrease in management revenue in the three-month period was partially offset by an increase in revenue of $15.0 million driven primarily by an increase of 3.5% in average revenue per compensated man-day. The $5.2 million, or 0.4%, decrease in total management revenue for the nine months ended September 30, 2022 as compared with the same period in 2021 was primarily a result of a decrease in revenue of approximately $49.9 million driven primarily by a decrease in the average daily compensated population from 2021 to 2022. The decrease in management revenue in the nine-month period was partially offset by an increase in revenue of $43.8 million driven primarily by an increase of 3.5% in average revenue per compensated man-day. The increase in average revenue per compensated man-day in both periods resulted from the effect of per diem increases at several of our facilities. We believe the impact of these per diem increases will provide further benefit to our operating margins as residential populations recover from the impact of COVID-19 and will help offset the wage and employee benefit increases we have been incurring, as further discussed hereinafter. Revenue generated from our electronic monitoring and case management services during the three and nine months ended September 30, 2022 increased $0.3 million (from $8.9 million during the three months ended September 30, 2021 to $9.2 million during the three months ended September 30, 2022) and $0.9 million (from $26.0 million during the nine months ended September 30, 2021 to $26.9 million during the nine months ended September 30, 2022), respectively.

Average daily compensated population decreased 2,751, or 5.1%, to 51,355 during the three months ended September 30, 2022 compared to 54,106 during the three months ended September 30, 2021. Average daily compensated population decreased 2,038, or 3.8%, to 51,404 during the nine months ended September 30, 2022 compared to 53,442 during the nine months ended September 30, 2021. The decrease in average daily compensated population in both periods was a result of the contract terminations at our 600-bed West Tennessee Detention Facility effective September 30, 2021, at our 1,033-bed Leavenworth Detention Center effective December 31, 2021, and at the 1,030-bed managed-only Marion County Jail effective January 31, 2022, all as further described hereinafter. In addition, the decrease in average daily compensated population in both periods also resulted from the three-year lease agreement we entered into with the state of New Mexico under which the state of New Mexico began leasing our 596-bed Northwest New Mexico Correctional Center on November 1, 2021. We previously operated the Northwest New Mexico facility in our Safety segment under a contract with the state of New Mexico. Further, a decrease in ICE populations at our La Palma Correctional Center was partially offset by an increase in state populations as the state of Arizona continues to ramp-up populations pursuant to a new management contract that commenced in April 2022. We expect the transition to the state residents from the state of Arizona to be completed in the fourth quarter of 2022. These factors, which contributed, in the aggregate, to the decrease in average daily compensated population in both the three- and nine-month periods, were partially offset by increases in other state populations as states continue to recover from COVID-19 and operations of criminal justice systems continue to return to pre-COVID-19 operations.

The solutions we provide to our federal customers, including primarily ICE, the USMS, and the BOP, continue to be a significant component of our business. The federal customers in our Safety and Community segments generated approximately 54% and 56% of our total revenue for the three months ended September 30, 2022 and 2021, respectively, decreasing $17.8 million, or 6.7%, during the three months ended September 30, 2022 as compared with the same period in 2021. The federal customers in our Safety and Community segments generated approximately 54% and 56% of our total revenue for the nine months ended September 30, 2022 and 2021, respectively, decreasing $36.0 million, or 4.6%, during the nine months ended September 30, 2022 as compared with the same period in 2021.

The decision near the end of the first quarter of 2020 by the federal government to deny entry at the United States southern border to asylum-seekers and anyone crossing the southern border without proper documentation or authority in an effort to contain the spread of COVID-19, a policy known as Title 42, resulted in a reduction in people being apprehended and detained by ICE. The financial impact was somewhat mitigated by fixed monthly payments from ICE at certain facilities, to ensure ICE has adequate bed capacity in the event of a surge in the future. During 2021, revenue from ICE was $552.2 million compared to $542.0 million during 2020, and compared to $579.5 million during 2019, prior to the implementation of Title 42. During the three and nine months ended September 30, 2022, revenue from ICE was $129.7 million and $398.0 million, respectively, compared to $140.3 million and $411.5 million during the three and nine months ended September 30, 2021, respectively. Revenue from ICE for the three- and nine-month periods declined as a result of a decrease in detainees at our La Palma facility, where we are transitioning populations from an ICE population to a population of residents from the state of Arizona, pursuant to a new management contract that commenced in April 2022. The transfer process at our La Palma facility is expected to be completed during the fourth quarter of 2022. During the three and nine months ended September 30, 2022, revenue from ICE at the La Palma facility was $6.2 million and $33.2 million, respectively, compared with $19.6 million and $58.5 million for the three and nine months ended September 30, 2021, respectively. Upon full utilization of the new contract, we expect to generate approximately $75.0 million to $85.0 million in annualized revenue at the La Palma facility. On April 1, 2022, the CDC issued a Public Health Determination terminating Title 42 with an effective date of May 23, 2022. However, on April 25, 2022, a federal judge issued a temporary restraining order blocking the termination of Title 42, and on May 20, 2022, ruled that the administration violated administrative law when it announced that it planned to cease Title 42. If Title 42 is terminated, such action may result in an increase in the number of undocumented people permitted to enter the United States claiming asylum, and could result in an increase in the number of people apprehended and detained by ICE. The number of people apprehended by ICE could also increase if the federal government prevails over its attempt to reverse the MPP implemented by the Trump administration. As previously described, litigation over MPP is ongoing. On April 26, 2022 the Supreme Court heard arguments on MPP, and on June 30, 2022, the Supreme Court ruled that immigration law gives the federal government the discretion to end the program. The Supreme Court also indicated that lower courts must now determine whether issuing the memorandum asserting the termination of MPP complied with administrative law, although the Supreme Court found that the order was a proper agency action.

State revenues from contracts at correctional, detention, and residential reentry facilities that we operate increased $16.9 million, or 10.9%, from the third quarter of 2021 to the third quarter of 2022. State revenues increased $43.4 million, or 9.7%, from the nine months ended September 30, 2021 to the comparable period in 2022. State revenues increased in both periods primarily as a result of the new management contract with the state of Arizona at our 3,060-bed La Palma Correctional Center for up to 2,706 inmates, as the state continues to transfer inmate populations from public sector facilities into our La Palma facility. We began receiving inmates from the state of Arizona in April 2022 and expect the transfer process to be complete in the fourth quarter of 2022. Before the new award, the La Palma facility supported the mission of ICE by caring for approximately 1,800 detainees. State revenues also increased in both periods because of an amended contract with the state of Montana to utilize all of the capacity at the Crossroads Correctional Center, including the space vacated by the USMS, as previously discussed herein. In addition, state revenues increased in both periods as a result of higher state inmate populations at other facilities, and from per diem increases under a number of our state contracts, as certain states have recognized the need to provide additional funding to address increases in the wages of our employees. The increase in state revenues was partially offset by the effect of the new lease agreement between us and the state of New Mexico at our Northwest New Mexico Correctional Center effective November 1, 2021. We previously operated the facility in our Safety segment under a contract with the state of New Mexico; however, as a result of our new lease agreement, the Northwest New Mexico facility is now a part of our Properties segment. Excluding state inmate populations at the Northwest New Mexico facility, average daily state inmate populations increased from 27,283 during the third quarter of 2021 to 28,240 during the third quarter of 2022, and increased from 26,877 during the nine months ended September 30, 2021 to 28,079 during the nine months ended September 30, 2022, an increase of 3.5% and 4.5%, respectively.

Local revenues from contracts at correctional, detention, and residential reentry facilities that we operate decreased $4.2 million, or 31.8%, from the third quarter of 2021 to the third quarter of 2022. Local revenues decreased $11.9 million, or 31.2%, from the nine months ended September 30, 2021 to the nine months ended September 30, 2022. The decrease in local revenue in both periods is primarily a result of the contract termination at the 1,030-bed managed-only Marion County Jail on January 31, 2022. This facility contributed to the reduction in local revenues of $5.1 million and $13.7 million during the three- and nine-month periods, respectively.

The $0.7 million, or 5.0%, increase in lease revenue from the third quarter of 2021 to the third quarter of 2022 was primarily a result of the lease revenue generated from the commencement of the lease of the 596-bed Northwest New Mexico Correctional Center to the state of New Mexico effective November 1, 2021, which was previously operated as a facility in our Safety segment but is now part of our Properties segment. The increase in lease revenue in the three-month period was partially offset by the decrease in revenue that resulted from the sale of two actively leased properties during the third quarter of 2022, as further described hereinafter. The $11.2 million, or 20.4%, decrease in lease revenue from the nine months ended September 30, 2021 to the comparable period in 2022, was primarily a result of the sale of three actively leased properties during the second quarter of 2021 and two actively leased properties during the third quarter of 2022, all as further described hereinafter. The decrease in lease revenue in the nine-month period was partially offset by the lease revenue generated from the commencement of the lease at our Northwest New Mexico facility.

Operating Expenses

Operating expenses totaled $368.2 million and $338.2 million for the three months ended September 30, 2022 and 2021, respectively, while operating expenses for the nine months ended September 30, 2022 and 2021 totaled $1,061.8 million and $1,004.1 million, respectively. Operating expenses consist of those expenses incurred in the operation and management of correctional, detention, and residential reentry facilities, as well as those expenses incurred in the operations of TransCor and our electronic monitoring and case management services. Operating expenses also consist of those expenses incurred in the operation of facilities we lease to third-party operators.

Operating expenses incurred by CoreCivic Safety and CoreCivic Community in connection with the operation and management of our correctional, detention, and residential reentry facilities, as well as those incurred in the operations of TransCor and our electronic monitoring and case management services, increased $29.5 million, or 8.8%, during the third quarter of 2022 when compared with the same period in 2021. Operating expenses incurred by these segments increased $62.5 million, or 6.3%, during the nine months ended September 30, 2022, when compared to the same period in 2021. Operating expenses increased in both periods primarily as a result of wage and employee benefits increases and related incremental expenses resulting from labor shortages and wage pressures, as further described hereinafter. We achieved higher staffing levels and, during the three and nine months ended September 30, 2022, we incurred $5.6 million and $18.0 million, respectively, more in temporary incentives than in the prior year periods to attract and retain facility staff in this challenging labor market. We believe these investments in staffing are preparing us to manage the increased number of residents we anticipate at our facilities once the remaining occupancy restrictions caused by the COVID-19 pandemic are removed. As the labor market improves, which we believe will take some additional time, we expect to reduce our reliance on these temporary incentives. Additionally, operating expenses increased as a result of expenses incurred as we transition inmate populations at our La Palma Correctional Center as a result of a new contract with the state of Arizona. The increase in operating expenses was partially offset by the contract terminations at our 600-bed West Tennessee Detention Facility effective September 30, 2021, at our 1,033-bed Leavenworth Detention Center effective December 31, 2021, and at the 1,030-bed managed-only Marion County Jail effective January 31, 2022. In addition, the increase in operating expenses was partially offset by the three-year lease agreement we entered into with the state of New Mexico at our 596-bed Northwest New Mexico Correctional Center effective November 1, 2021. We previously operated the Northwest New Mexico facility in our Safety segment.

Total expenses per compensated man-day increased to $75.28 during the three months ended September 30, 2022 from $65.54 during the three months ended September 30, 2021, and increased to $73.09 during the nine months ended September 30, 2022 from $66.04 during the same period in the prior year. Fixed expenses per compensated man-day increased to $53.10 during the three months ended September 30, 2022 from $47.70 during the same period in the prior year, and increased to $51.62 during the nine months ended September 30, 2022 from $48.08 during the same period in the prior year. We have experienced labor shortages and wage pressures in many markets across the country, and have provided customary inflationary wage increases to remain competitive, including increases to most of our facility staff during July of the last three years since the COVID-19 pandemic started. Recruiting has been particularly challenging during the pandemic due to the front-line nature of the services we provide, and the shortage of nursing staff across the country has intensified as a result of the COVID-19 pandemic, resulting in a significant increase in registry nursing expenses. The challenges of recruiting and retaining staff, including nursing, has been and could continue to be exacerbated by actions taken or contemplated to be taken by government authorities intended to mitigate the spread of COVID-19 such as health and safety directives or other requirements that apply to us and our facilities. Further, we have incurred, and expect to continue to incur, incremental expenses to help ensure sufficient staffing levels under unique and challenging working conditions. Incremental expenses include, but may not be limited to, incentive payments to our front-line and field staff, temporary employee housing expenses and other travel related reimbursements, additional paid time off, off-cycle wage increases in certain markets to remain competitive, further increases in registry nursing expenses, as well as expenses to procure personal protective equipment and other supplies. The increase in fixed expenses per compensated man-day also resulted from leveraging our fixed expenses over lower compensated populations, as well as expenses incurred during the aforementioned transition of populations at our La Palma facility.

We continually monitor compensation levels very closely along with overall economic conditions and will adjust wage levels necessary to help ensure the long-term success of our business. Further, we continually evaluate the structure of our employee benefits package and training programs to ensure we are better able to attract and retain our employees. Salaries and benefits represent the most significant component of our operating expenses, representing approximately 58% and 60% of our total operating expenses during the nine months ended September 30, 2022 and 2021, respectively. As mentioned, recruiting and retaining staff has become particularly challenging in the current employment market for us and for the corrections and detention industry as a whole. An inability to attract and retain sufficient personnel could prevent us from caring for additional residential populations for government agencies in need of additional capacity due to an increase in inmate populations or an inability to adequately staff their facilities. An inability to attract and retain sufficient personnel in our existing facilities could also cause our government partners to assess liquidated damages, reduce our residential populations, or in extreme circumstances, cancel our contracts. We have also been subjected to increasing staff vacancy deductions as a result of the labor shortages, which are reflected as reductions to other management revenue. Estimating vacancy deduction amounts can be complex and subject to management judgment and estimations. Some of our government partners have granted waivers for vacancy deductions in recognition of the unique and challenging labor market, while others have discretionarily adjusted such deductions based on our extraordinary costs, efforts and incentive programs implemented to attract and retain staff.

Variable expenses per compensated man-day increased to $22.18 during the three months ended September 30, 2022, from $17.84 during the same period in the prior year, and increased to $21.47 during the nine months ended September 30, 2022, from $17.96 during the same period in the prior year. The increase in variable expenses per compensated man-day in the three- and nine-month periods was primarily a result of an increase in registry nursing expenses of $4.0 million, or $0.89 per compensated man-day, and $15.5 million, or $1.14 per compensated man-day, respectively, due to the shortage of nursing staff across the country. In addition, we experienced an increase in travel expenses from the same periods in the prior year as we supported our staff who are temporarily deployed across the Company to help address the labor shortages we are experiencing in certain regions. Travel expenses increased $5.8 million, or $1.26 per compensated man-day, and $13.8 million, or $1.01 per compensated man-day, in the three- and nine-month periods, respectively.

Operating expenses incurred by CoreCivic Properties in connection with facilities we lease to third-party operators increased $0.5 million, or 15.4%, during the third quarter of 2022 when compared with the same period in 2021, and decreased $4.8 million, or 31.1%, during the nine months ended September 30, 2022 when compared with the same period in 2021. The increase in expenses in this segment in the three-month period was primarily a result of the commencement of the lease of the 596-bed Northwest New Mexico Correctional Center effective November 1, 2021, as further described hereinafter. The decrease in expenses in this segment in the nine-month period was primarily a result of the sale of three actively leased properties during the second quarter of 2021, as further described hereinafter, partially offset by the operating expenses incurred as a result of the commencement of the lease of the Northwest New Mexico facility.

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

Additionally, the Private Prison EO issued by President Biden on January 26, 2021, directs the Attorney General to not renew DOJ contracts with privately operated criminal detention facilities. Two agencies of the DOJ, the BOP and the USMS utilize our services. The BOP houses inmates who have been convicted, and the USMS is generally responsible for detainees who are awaiting trial. The BOP has experienced a steady decline in inmate populations over the last eight years, a trend that has been accelerated by the COVID-19 pandemic. We currently have one prison contract with the BOP at our 1,978-bed McRae Correctional Facility, accounting for 2% ($40.6 million) of our total revenue for the twelve months ended December 31, 2021, which expires in November 2022. During the three and nine months ended September 30, 2022, we generated management revenue of $10.3 million and $31.0 million, respectively, from this contract with the BOP. We do not expect this contract to be renewed upon its expiration in November 2022. As further described hereinafter, we completed the sale of the McRae facility in August 2022 to the Georgia Building Authority, and entered into an agreement to lease the facility through November 2022 to allow us to fulfill our obligations to the BOP. The Private Prison EO only applies to agencies that are part of the DOJ, which includes the BOP and USMS. ICE facilities are not covered by the Private Prison EO, as ICE is an agency of DHS, not the DOJ, although it is possible that the federal government could choose to take similar action on ICE facilities in the future. USMS and ICE accounted for 22% ($300.7 million) and 29% ($398.0 million), respectively, of our total revenue for the nine months ended September 30, 2022, and 23% ($433.6 million) and 30% ($552.2 million), respectively, of our total revenue for the twelve months ended December 31, 2021.

Unlike the BOP, the USMS does not own detention capacity and relies on the private sector, along with various government agencies, for its detainee population. The USMS has been advised by the Office of the Deputy Attorney General not to renew existing contracts, or enter into new contracts, for private detention facilities. We currently have two detention facilities that have direct contracts with the USMS that expire in September 2023 and September 2025. The facility with the contract expiring in September 2023 services a substantial number of USMS detainees that we believe will be challenging to replace, and we intend to work with the USMS to enable it to continue to fulfill its mission. However, we can provide no assurance that this contract will be renewed or replaced upon expiration. It is too early to predict the outcome of the expiration of the contract scheduled to expire in September 2025, and future developments could occur prior to the scheduled expiration date.

Based on information available as of the date of this Quarterly Report, other than the previously mentioned contract with the BOP at our McRae facility, we believe we will renew all other contracts with our government partners that have expired or are scheduled to expire within the next twelve months that could have a material adverse impact on our financial statements. We believe our renewal rate on existing contracts remains high due to a variety of reasons including, but not limited to, the constrained supply of available beds within the U.S. correctional system, our ownership of the majority of the beds we operate, and the cost effectiveness of the services we provide. However, we cannot assure that we will continue to achieve such renewal rates in the future.

CoreCivic Safety

CoreCivic Safety includes the operating results of the correctional and detention facilities that we operated during each period. Total revenue generated by CoreCivic Safety decreased $8.3 million, or 1.9%, from $431.5 million during the three months ended September 30, 2021 to $423.2 million during the three months ended September 30, 2022, and decreased $7.4 million, or 0.6%, from $1,261.2 million during the nine months ended September 30, 2021 to $1,253.8 million during the nine months ended September 30, 2022. CoreCivic Safety's facility net operating income decreased $36.3 million, or 30.9%, from $117.3 million during the three months ended September 30, 2021 to $81.0 million during the three months ended September 30, 2022, and decreased $67.9 million, or 20.3%, from $334.2 million during the nine months ended September 30, 2021 to $266.3 million during the nine months ended September 30, 2022. During the three and nine months ended September 30, 2022, CoreCivic Safety generated 82.5% and 83.5%, respectively, of our total segment net operating income, compared with 86.8% and 85.0% during the three and nine months ended September 30, 2021, respectively.

The following table displays the revenue and expenses per compensated man-day for CoreCivic Safety's correctional and detention facilities placed into service that we own and manage and for the facilities we manage but do not own, inclusive of the transportation services provided by TransCor:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
CoreCivic Safety Facilities:
Revenue per compensated man-day	$94.73	$91.51	$94.47	$91.21
Operating expenses per compensated man-day:
Fixed expense	53.87	48.26	52.37	48.56
Variable expense	22.73	18.38	22.04	18.49
Total	76.60	66.64	74.41	67.05
Operating income per compensated man-day	$18.13	$24.87	$20.06	$24.16
Operating margin	19.1%	27.2%	21.2%	26.5%
Average compensated occupancy	71.0%	73.2%	71.0%	72.4%
Average available beds	68,377	70,003	68,494	70,003
Average compensated population	48,556	51,260	48,615	50,647

The Private Prison EO could have a negative impact on our future results of operations and cash flows, to the extent we are unable to replace the cash flows with new management contracts like we did at our Northeast Ohio and Crossroads facilities, as previously described herein. We had direct contracts with the USMS to care for detainees at our 600-bed West Tennessee Detention Facility that expired on September 30, 2021 and was not renewed and at our 1,033-bed Leavenworth Detention Center that expired on December 31, 2021 and was not renewed. We are actively marketing the West Tennessee and Leavenworth facilities to other government agencies. However, we can provide no assurance that we will be able to reach an agreement for the utilization of the West Tennessee and Leavenworth facilities. During the three and nine months ended September 30, 2021, the contract with the USMS at our West Tennessee facility generated management revenue of $4.5 million and $14.7 million, respectively. During the three and nine months ended September 30, 2021, the contract with the USMS at our Leavenworth facility generated management revenue of $9.2 million and $28.8 million, respectively. We idled both the West Tennessee and Leavenworth facilities upon expiration of the contracts with the USMS. However, we temporarily retained a certain staffing level at both facilities during the first three months of 2022 in the event that we were able to enter into new contracts with government agencies promptly following the contract expirations and to provide transportation services at the Leavenworth facility, which contributed to the increase in operating expenses per man-day in our Safety segment during the nine months ended September 30, 2022. During the three and nine months ended September 30, 2022, these two facilities experienced facility net operating losses aggregating $0.9 million and $4.4 million, respectively, resulting in a total reduction to facility net operating income of $1.4 million and $10.4 million, respectively, at these two facilities as compared to the same periods in 2021.

As previously described herein, we also have one prison contract with the BOP at our 1,978-bed McRae Correctional Facility, which expires in November 2022 that we do not expect to be renewed. During the three and nine months ended September 30, 2022, this facility generated facility net operating income of $1.6 million and $6.3 million, respectively. We entered into a Purchase and Sale Agreement with the Georgia Building Authority to purchase the McRae facility in July 2022 and completed the sale in August 2022. We are now leasing the McRae Correctional Facility from the Georgia Building Authority through November 30, 2022 to allow us to fulfill our obligations to the BOP. We generated net sales proceeds of $129.7 million on the sale of the McRae facility, resulting in a net gain on the sale of $77.5 million, which we recognized in the third quarter of 2022.

Operating margins in the CoreCivic Safety segment have also been negatively impacted during the first nine months of 2022 by increased operating expenses per man-day, which was driven primarily by incremental staffing levels, higher wage rates, and increased registry nursing and other related expenses. As previously described herein, we have experienced labor shortages and wage pressures in many markets across the country, and have provided customary inflationary wage increases to remain competitive, including increases to most of our facility staff during July of the last three years since the COVID-19 pandemic started. Further, we have incurred, and expect to continue to incur, incremental expenses to help ensure sufficient staffing levels under unique and challenging working conditions, including but not limited to, shift incentive bonuses, recruiting and retention bonuses, temporary employee housing expenses and travel reimbursements, off-cycle wage increases, as well as relocation incentives. During 2021, we operated at reduced staffing levels due to COVID-19 health and safety measures, including occupancy restrictions and labor shortages in many of our markets. Further, in an effort to mitigate the spread of COVID-19 and at the direction of our government partners, we significantly reduced the level of movement within our facilities, enabling us to more efficiently manage our staffing. We have worked with our government partners and followed national and local health standards as we reinstated normal movement within our facilities. The negative impact on operating margins resulting from these factors was partially offset by a 3.5% and 3.6% increase in average revenue per compensated man-day during the three and nine months ended September 30, 2022, respectively, when compared to the same periods in the prior year. The increase in average revenue per compensated man-day in both periods resulted from the effect of per diem increases at several of our facilities, as we have received per diem increases resulting from additional funding to address increases in the wages of our employees.

In December 2021, we were awarded a new management contract from the state of Arizona for up to 2,706 inmates at our 3,060-bed La Palma Correctional Center in Arizona. The State will close an outdated public-sector prison and transfer inmate populations to our La Palma facility. The transfer began in April 2022, and is expected to be completed in the fourth quarter of 2022. Before the new award, the La Palma facility supported the mission of ICE by caring for approximately 1,800 detainees. The transition of population from ICE detainees to inmates from the state of Arizona has resulted in the disruption of earnings and cash flows, and we expect this disruption will continue until the occupancy of inmates from the state of Arizona reaches stabilization. Upon full utilization of the new contract, we expect to generate approximately $75.0 million to $85.0 million in annualized revenue at the La Palma facility. However, because of the preparation to receive the Arizona inmates, including a reduction in the average daily population of ICE detainees at the facility, facility net operating income decreased $11.8 million and $25.1 million during the three and nine months ended September 30 2022, respectively, compared with the same periods in 2021.

Our managed-only contract for the 1,030-bed Marion County Jail in Indianapolis, Indiana terminated and operations transitioned to Marion County effective January 31, 2022. Marion County constructed a replacement facility that became fully operational in January 2022. During the three and nine months ended September 30, 2021, this facility generated facility net operating income of $1.3 million and $3.3 million, respectively, compared to a facility net operating loss of $0.1 million during the time the facility was active in 2022.

On September 20, 2021, we entered into a three-year lease agreement with the state of New Mexico at our 596-bed Northwest New Mexico Correctional Center. We previously operated the Northwest New Mexico facility in our Safety segment under a contract with the state of New Mexico. We transitioned facility operations to the New Mexico Corrections Department upon commencement of the new lease agreement on November 1, 2021. During the time the facility operated in our Safety segment during 2021, the Northwest New Mexico facility generated revenue of $9.2 million, including revenue of $2.8 million and $8.1 million during the three and nine months ended September 30, 2021, respectively. During the time the facility operated in our Safety segment during 2021, the Northwest New Mexico facility incurred a facility net operating loss of $2.3 million, including a net operating loss of $0.9 million and $2.1 million during the three and nine months ended September 30, 2021, respectively. During the three and nine months ended September 30, 2022, this facility generated lease revenue of $0.8 million and $2.4 million, respectively, and facility net operating income of $0.3 million and $1.0 million, respectively.

California Assembly Bill 32, or AB32, became effective January 1, 2020. AB32 generally prohibits new contracts and renewals of existing contracts between private, for-profit entities and government agencies for the operation of detention facilities within the state of California, and prohibits the utilization of detention centers operated by private, for-profit entities by the state of California effective January 1, 2028. AB32 does not apply to facilities leased from private, for-profit entities, such as our California City Correctional Center. The U.S. Government and The GEO Group, Inc. both filed lawsuits against the state of California challenging the enforceability of AB32 under applicable law. On September 26, 2022, the Ninth Circuit Court of Appeals, or the Appeals Court, ruled that AB32 violates the Supremacy Clause of the U.S. Constitution, which generally prohibits states from interfering with the enforcement of federal laws and the federal government's exercise of its constitutional powers. Accordingly, the Appeals Court remanded the case to the United States District Court for the Southern District of California for proceedings consistent with this ruling. Our contract with ICE to operate the 1,994-bed Otay Mesa Detention Center is currently scheduled to expire in December 2024, but may be extended by ICE pursuant to the first of its two 5-year renewal options.

CoreCivic Community

CoreCivic Community includes the operating results of the residential reentry centers that we operated during each period, along with the operating results of our electronic monitoring and case management services. Total revenue generated by CoreCivic Community increased $0.8 million, or 3.3%, from $25.5 million during the three months ended September 30, 2021 to $26.4 million during the three months ended September 30, 2022, and increased $2.1 million, or 2.9%, from $74.1 million during the nine months ended September 30, 2021 to $76.3 million during the nine months ended September 30, 2022. CoreCivic Community's facility net operating income decreased $0.8 million, or 14.7%, from $5.1 million during the three months ended September 30, 2021 to $4.4 million during the three months ended September 30, 2022, and increased $0.2 million, or 1.3%, from $12.6 million during the nine months ended September 30, 2021 to $12.7 million during the nine months ended September 30, 2022. During the three and nine months ended September 30, 2022, CoreCivic Community generated 4.4% and 4.0%, respectively, of our total segment net operating income, compared with 3.8% and 3.2% during the three and nine months ended September 30, 2021, respectively.

The following table displays the revenue and expenses per compensated man-day for CoreCivic Community's residential reentry facilities placed into service that we own and manage, but exclusive of the electronic monitoring and case management services given that revenue is not generated on a per compensated man-day basis for these services:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
CoreCivic Community Facilities:
Revenue per compensated man-day	$66.62	$63.35	$64.83	$63.07
Operating expenses per compensated man-day:
Fixed expense	39.66	37.55	38.58	39.53
Variable expense	12.67	8.11	11.53	8.41
Total	52.33	45.66	50.11	47.94
Operating income per compensated man-day	$14.29	$17.69	$14.72	$15.13
Operating margin	21.5%	27.9%	22.7%	24.0%
Average compensated occupancy	57.5%	56.4%	57.3%	55.3%
Average available beds	4,869	5,049	4,869	5,055
Average compensated population	2,799	2,846	2,789	2,795

Like our CoreCivic Safety segment, operating margins in our CoreCivic Community segment were negatively impacted during 2022 by increased operating expenses per man-day, which were driven primarily by higher wage rates during the three-month period, and increased variable expenses, including travel related expenses, during both the three- and nine-month periods. The effect of the increased operating expenses was partially offset by an increase in average revenue per compensated man-day during both the three- and nine-month periods. Average revenue per compensated man-day increased primarily as a result of per diem increases at several of our facilities. Also like our CoreCivic Safety segment, occupancy in our CoreCivic Community facilities continues to be negatively affected by COVID-19 and has not yet returned to pre-pandemic occupancy levels.

Contributing to the improved average compensated occupancy in the CoreCivic Community segment during 2022 were the sales of our 120-bed Fox Facility and Training Center and our 90-bed Ulster Facility in the first quarter of 2022. During the fourth quarter of 2021, we entered into a Purchase and Sale Agreement for our Fox facility, which was sold in February 2022. In addition, during the fourth quarter of 2021, we entered into a separate Purchase and Sale Agreement for our idled Ulster facility, which was sold in March 2022. The two facilities were located in Denver, Colorado and had recently been under-utilized by Denver County, and incurred facility net operating losses aggregating $0.1 million and $0.3 million during the three and nine months ended September 30, 2021, respectively.

CoreCivic Properties

CoreCivic Properties includes the operating results of the properties we leased to third parties and that were used by government agencies during each period. Total revenue generated by CoreCivic Properties increased $0.6 million, or 4.6%, from $13.9 million during the three months ended September 30, 2021 to $14.6 million during the three months ended September 30, 2022, and decreased $11.2 million, or 20.4%, from $54.9 million during the nine months ended September 30, 2021 to $43.7 million during the nine months ended September 30, 2022. CoreCivic Properties' facility net operating income increased $0.1 million, or 1.2%, from $10.6 million during the three months ended September 30, 2021 to $10.7 million during the three months ended September 30, 2022, and decreased $6.5 million, or 16.3%, from $39.6 million during the nine months ended September 30, 2021 to $33.1 million during the nine months ended September 30, 2022. The increases in total revenue and net operating income in the three-month period were primarily the result of the new lease at our Northwest New Mexico Correctional Center, as further described hereinafter. The decreases in total revenue and net operating income in the nine-month period were primarily the result of the three actively leased properties we sold in the second quarter of 2021 and the two actively leased properties we sold in the third quarter of 2022, as further described hereinafter, partially offset by the revenue and net operating income generated by the new lease at our Northwest New Mexico Correctional Center. During the three and nine months ended September 30, 2022, CoreCivic Properties generated 13.1% and 12.5%, respectively, of our total segment net operating income, compared with 9.4% and 11.8% during the three and nine months ended September 30, 2021, respectively.

On May 28, 2021, we completed the sale of two leased properties, the 277,000 square foot Capital Commerce Center, primarily leased to an agency of the State of Florida in Tallahassee, Florida, and a 217,000 square foot warehouse property leased to the General Services Administration, or GSA, in Dayton, Ohio, in a single transaction to a third party for an aggregate price of $73.0 million, generating net proceeds of $46.2 million after the repayment of the debt related to the Capital Commerce Center and other transaction-related costs. In addition, on June 29, 2021, we completed the sale of a 541,000 square foot property leased to the GSA in Baltimore, Maryland to a third party for a price of $253.0 million, generating net proceeds of $76.4 million after the repayment of the debt related to the Baltimore property and other transaction-related costs. During our period of ownership in 2021, these three properties generated facility net operating income of $9.5 million. We recorded an aggregate net gain on the sales of these three properties of $38.9 million during the second quarter of 2021.

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

During July 2022, we sold the Stockton Female Community Corrections Facility and the Long Beach Community Corrections Center, both located in California, generating net sales proceeds of $10.9 million. During 2021, these two properties generated facility net operating income of $1.0 million, including $0.3 million and $0.8 million in the three and nine months ended September 30, 2021, respectively. During our period of ownership in 2022, these two properties generated facility net operating income of $0.6 million. We reported an aggregate net gain on the sale of these two properties of $2.3 million during the third quarter of 2022.

In September 2022, we entered into a Letter of Intent with a third party for the sale of our Roth Hall Residential Reentry Center and the Walker Hall Residential Reentry Center both of which are located in Philadelphia, Pennsylvania, for a gross sales price of $6.3 million. We expect the sale to be complete during the fourth quarter of 2022. These two properties operated at a break-even facility net operating income level for the three months ended September 20, 2022, and generated $0.2 million of facility net operating income for the nine months ended September 30, 2022.

General and administrative expenses

For the three months ended September 30, 2022 and 2021, general and administrative expenses totaled $30.2 million and $34.6 million, respectively, while general and administrative expenses totaled $92.8 million and $97.4 million during the nine months ended September 30, 2022 and 2021, respectively. General and administrative expenses consist primarily of corporate management salaries and benefits, professional fees, and other administrative expenses. General and administrative expenses decreased from the prior year periods primarily as a result of a decrease in corporate management salaries and benefits, which was largely related to lower incentive-based compensation.

Depreciation and amortization

For the three months ended September 30, 2022 and 2021, depreciation and amortization expense totaled $31.9 million and $34.0 million, respectively, while depreciation and amortization expense totaled $96.2 million and $100.8 million during the nine months ended September 30, 2022 and 2021, respectively. Depreciation and amortization expense decreased in both periods due to certain information technology equipment becoming fully depreciated. In addition, the decrease in depreciation and amortization expense in both periods was due to the contract termination at the Marion County Jail and the sales of our Fox Facility and Training Center and our Ulster Facility, all of which occurred during the first quarter of 2022. In addition, the sale of our McRae Correctional Facility in the third quarter of 2022 contributed to the decrease in depreciation and amortization expense in both the three- and nine-month periods ended September 30, 2022.

Shareholder litigation expense

On April 16, 2021, we reached an agreement in principle to settle a purported securities class action lawsuit that was filed on August 23, 2016 in the United States District Court for the Middle District of Tennessee, or the District Court, captioned Grae v. Corrections Corporation of America et al. The monetary terms of the settlement included a payment of $56.0 million in return for a dismissal of the case with prejudice and a full release of all claims against all defendants. The settlement agreement, which was approved by the District Court on November 8, 2021, contains no admission of liability, wrongdoing, or responsibility by any of the defendants, including us. As a result of the settlement, we recognized an expense of $54.3 million during 2021 (all of which was recognized during the first six months of 2021), which was net of the remaining insurance available under the Company's policies. We paid the settlement amount in May 2021.

We are also named along with several of our directors in six derivative lawsuits which raise similar allegations to those raised in the Grae securities litigation, which are currently stayed by agreement of the parties. While we believe these lawsuits are entirely without merit, we acknowledge the costs and risks of extensive and complex litigation regarding these matters are substantial and subject to an unpredictable outcome. On June 17, 2022, we and derivative plaintiffs informed the District Court that the parties had reached an agreement as to the plaintiffs' attorneys' fees and expenses. During the second quarter of 2022, we recognized an additional expense of $1.9 million to reflect our estimate of the probable liability associated with these matters. On September 19, 2022, the Court issued an order, or the Preliminary Order, providing for preliminary approval of the proposed settlement of the claims asserted nominally on our behalf against the individual defendants named in the previously disclosed stockholder derivative action. The settlement calls for us to adopt certain governance changes and to pay plaintiff’s counsel $3.5 million in attorneys’ fees. The Preliminary Order set a final settlement approval hearing for December 1, 2022. Considering amounts previously recognized for these matters, we had adequately accrued for this liability as of September 30, 2022.

Asset impairments

Pursuant to the agreement to sell the Oklahoma City Transitional Center expected to close in the fourth quarter of 2022, we recognized an impairment charge of $3.5 million during the three months ended September 30, 2022 associated with this facility held for sale, based on its estimated net realizable value less costs to sell.

Asset impairment charges during the nine months ended September 30, 2021 include $5.2 million for the impairment of pre-development activities recognized in the third quarter of 2021 in our Properties segment. The impairment was a result of lease terminations with the state of Alabama, as previously described in our 2021 Form 10-K. Asset impairment charges during the nine months ended September 30, 2021 also include the impairment of $2.9 million for goodwill and other assets associated with the anticipated termination of a managed-only contract in our Safety segment recognized during the second quarter of 2021, and $1.3 million for the impairment of real estate assets recognized during the first quarter of 2021 for a facility in our Properties segment that was sold during the second quarter of 2021.

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

Interest expense is reported net of interest income and capitalized interest for the three and nine months ended September 30, 2022 and 2021. Gross interest expense, net of capitalized interest, was $23.5 million and $23.1 million for the three months ended September 30, 2022 and 2021, respectively, and was $73.1 million and $69.9 million for the nine months ended September 30, 2022 and 2021, respectively. Gross interest expense was based on outstanding borrowings under our Bank Credit Facility, our Term Loan B (which we repaid in full in May 2022, as further described hereinafter), our outstanding senior unsecured notes, and our outstanding non-recourse mortgage notes, as well as the amortization of loan costs and unused facility fees. Interest expense during the nine-month period ended September 30, 2022 compared with the same period in 2021 increased primarily as a result of the issuance of $675.0 million aggregate principal amount of 8.25% senior unsecured notes in April and September 2021, which increased the average interest rate applicable to our outstanding debt, as further described hereinafter. However, the increase in gross interest expense was partially offset by a decrease in the average outstanding balance on our Previous Revolving Credit Facility (which we repaid in full in the third quarter of 2021), the redemption and repurchase of an aggregate of $426.4 million of senior unsecured notes during 2021, the repayment of certain non-recourse mortgage notes during 2021, the repayment of $90.0 million of the then-outstanding balance of the Term Loan B during October 2021, and the $124.1 million repayment of the remaining balance of the Term Loan B during May 2022, all as further described hereinafter, which also contributed to a reduction in interest expense during the three-month period ended September 30, 2022 compared with the same period in 2021.

We benefited from relatively low interest rates on our Previous Bank Credit Facility, which was largely based on the London Interbank Offered Rate, or LIBOR. Based on our total leverage ratio, borrowings under our Previous Bank Credit Facility during most of 2021 were at the base rate plus a margin of 0.50% or at LIBOR plus a margin of 1.50%, and a commitment fee equal to 0.35% of the unfunded balance of the Previous Revolving Credit Facility. During the fourth quarter of 2021, based on a reduction in our total leverage ratio, borrowings under our Previous Bank Credit Facility decreased to a base rate plus a margin of 0.25% or LIBOR plus a margin of 1.25%, and a commitment fee equal to 0.30% of the unfunded balance of the Previous Revolving Credit Facility. Based on our current total leverage ratio, loans under our New Bank Credit Facility bear interest at a base rate plus a margin of 2.25% or at the Bloomberg Short-Term Bank Yield Index, or BSBY, rate plus a margin of 3.25%, and a commitment fee equal to 0.45% of the unfunded balance of the New Revolving Credit Facility. Although we are exposed to rising interest rates, we have reduced our exposure to rising interest rates by paying down our variable rate debt. The only remaining variable rate debt we have is associated with our New Term Loan A, which had an outstanding balance of $97.5 million as of September 30, 2022, and our New Revolving Credit Facility, which has no outstanding balance and remains undrawn.

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

On April 14, 2021, we completed an underwritten registered public offering of $450.0 million aggregate principal amount of 8.25% senior unsecured notes due 2026, or the Original 8.25% Senior Notes, which are guaranteed by our existing and future subsidiaries that guarantee the Bank Credit Facility. The Original 8.25% Senior Notes were priced at 99.0% of face value and as a result have an effective yield to maturity of 8.50%. We used a significant amount of the net proceeds from the offering of the Original 8.25% Senior Notes (i) to redeem all of our previous $250.0 million aggregate principal amount of 5.0% senior unsecured notes, which were due in 2022, or the 5.0% Senior Notes, including the payment of the applicable "make-whole" redemption amount of $15.5 million and accrued interest, and (ii) to repurchase $149.0 million of our $350.0 million principal amount of 4.625% senior unsecured notes due 2023, or the 4.625% Senior Notes, at an aggregate purchase price of $151.2 million in privately negotiated transactions, reducing the outstanding balance of the 4.625% Senior Notes to $201.0 million. In the second and fourth quarters of 2021, we purchased an additional aggregate $27.3 million of our 4.625% Senior Notes at par in open market purchases, further reducing the outstanding balance of the 4.625% Senior Notes to $173.7 million. In addition, in the second and third quarters of 2022, we purchased an additional $7.1 million of the 4.625% Senior Notes at a weighted average purchase price approximately equal to par in open market purchases, reducing the outstanding balance of the 4.625% Senior Notes to $166.5 million as of September 30, 2022. The "make-whole" redemption amount paid in connection with the redemption of the 5.0% Senior Notes and the aggregate price paid for the 4.625% Senior Notes in excess of the principal amount of the notes repurchased resulted in charges of approximately $19.2 million during the second quarter of 2021, including costs associated with the repurchases and the proportionate write-off of existing debt issuance costs. The remaining net proceeds from the issuance of the Original 8.25% Senior Notes were used to pay down a portion of the amounts outstanding under the Previous Revolving Credit Facility and for general corporate purposes.

On September 29, 2021, we completed an underwritten registered tack-on public offering of $225.0 million in aggregate principal amount of 8.25% Senior Notes due 2026, or the Additional 8.25% Senior Notes, at an issue price of 102.25% of their aggregate principal amount, plus accrued interest from the April 14, 2021 issue date for the Original 8.25% Senior Notes, resulting in an effective yield to maturity of 7.65% for the Additional 8.25% Senior Notes. The Additional 8.25% Senior Notes and the Original 8.25% Senior Notes, together the 8.25% Senior Notes, constitute a single class of securities and have identical terms, other than issue date and issue price. The issuance of the Additional 8.25% Senior Notes increased the total aggregate principal amount of the 8.25% Senior Notes outstanding to $675.0 million. The net proceeds from the issuance of the Additional 8.25% Senior Notes totaled approximately $225.5 million, after deducting the underwriting discounts and estimated offering expenses and including the original issuance premium. We used the net proceeds from the offering of the Additional 8.25% Senior Notes to pay down our Previous Revolving Credit Facility and for general corporate purposes. In the third quarter of 2022, we purchased $33.5 million of the 8.25% Senior Notes at a weighted average purchase price approximately equal to par in open market purchases, reducing the outstanding balance of the 8.25% Senior Notes to $641.5 million as of September 30, 2022.

Gross interest income was $2.7 million and $2.4 million for the three months ended September 30, 2022 and 2021, respectively, and was $7.7 million and $7.6 million for the nine months ended September 30, 2022 and 2021, respectively. Gross interest income is earned on notes receivable, investments, cash and cash equivalents, and restricted cash. Interest income also includes interest income associated with the 20-year finance receivable associated with the Lansing Correctional Facility lease to the Kansas Department of Corrections, which commenced in January 2020, and amounted to $2.2 million for the three months ended September 30, 2022 and 2021, and $6.6 million for the nine months ended September 30, 2022 and 2021. Total capitalized interest was $0.3 million and $0.2 million during the three months ended September 30, 2022 and 2021, respectively, and was $0.8 million and $0.2 million during the nine months ended September 30, 2022 and 2021, respectively.

Expenses associated with debt repayments and refinancing transactions

During the third quarter of 2022, we incurred charges of $0.8 million for the write-off of a pro-rata portion of the loan costs associated with the aforementioned open market purchases of the 4.625% Senior Notes and the 8.25% Senior Notes, net of discounts to the principal balance of notes purchased. Further, as previously described, during the second quarter of 2022, we incurred charges of $0.8 million for the write-off of a portion of the pre-existing loan costs associated with our Previous Bank Credit Facility, as well as $6.0 million associated with the write-off of the remaining unamortized debt issuance costs and original issue discount resulting from the prepayment of our Term Loan B.

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

Gain on sale of real estate assets, net

Gain on sale of real estate assets, net during the nine months ended September 30, 2022, primarily includes the gains on the sales of the McRae Correctional Facility in our Safety segment and the Stockton Female Community Corrections Facility and the Long Beach Community Corrections Center in our Properties segment, all of which were recorded in the third quarter of 2022, as previously described herein. Gain on sale of real estate assets, net during the nine-month period also includes gains related to the sales of certain other real estate properties, including two vacant land parcels.

Gain on sale of real estate assets, net during the nine months ended September 30, 2021, includes the gains on the sales of the Capital Commerce Center in Florida, a 217,000 square foot warehouse property in Dayton, Ohio, and a 541,000 square foot property in Baltimore Maryland, all of which were recorded in the second quarter of 2021, as previously described herein.

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

We continued to operate as a REIT for the remainder of the 2020 tax year, and existing REIT requirements and limitations, including those established by our organizational documents, remained in place until January 1, 2021. Effective January 1, 2021, we became subject to federal and state income taxes on our taxable income at applicable tax rates, and are no longer entitled to a tax deduction for dividends paid. We recorded an income tax expense of $24.2 million and $8.6 million for the three months ended September 30, 2022 and 2021, respectively, and $34.9 million and $128.7 million for the nine months ended September 30, 2022 and 2021, respectively. Income tax expense for the three months ended September 30, 2022 included an income tax expense of $21.0 million associated with the gain on sale of real estate assets previously described, partially offset by an income tax benefit associated with asset impairments and expenses associated with debt repayments and refinancing transactions previously described. Income tax expense for the nine months ended September 30, 2022 included an income tax expense of $19.5 million associated with the gain on sale of real estate assets previously described, partially offset by an income tax benefit associated with shareholder litigation expenses, asset impairments, and expenses associated with debt repayments and refinancing transactions previously described. Income tax expense for the first nine months of 2021 included $114.2 million primarily resulting from the revaluation of our net deferred tax liabilities due to the completion of all significant actions necessary to revoke our REIT election. No catch-up tax payments or penalties resulted from the revocation of our REIT election. Income tax expense related to operations for the three and nine months ended September 30, 2021 was partially offset by an income tax benefit of $1.4 million and $19.7 million, respectively, associated with the settlement agreement reached on April 16, 2021 in connection with the shareholder litigation, incremental expenses directly associated with COVID-19 (reflected in operating expenses), asset impairments, and expenses associated with debt repayments and refinancing transactions, net of an income tax expense associated with the gain on sale of real estate assets.

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

LIQUIDITY AND CAPITAL RESOURCES

Our principal capital requirements are for working capital, capital expenditures, and debt service payments, as well as outstanding commitments and contingencies, as further discussed in the notes to our financial statements. Effective January 1, 2021, we became subject to federal and state income taxes on our taxable income at applicable tax rates, and are no longer entitled to a tax deduction for dividends paid, which were available when we elected REIT status. However, we believe this conversion in corporate tax structure improves our overall credit profile and will lower our overall cost of capital, as we are able to allocate our free cash flow toward the repayment of debt, which may include the purchase of our outstanding debt in open market transactions, privately negotiated transactions or otherwise. Any such debt repurchases will depend upon prevailing market conditions, our liquidity requirements, contractual requirements, applicable securities laws requirements, and other factors. During 2021 and the first nine months of 2022, we repaid $574.5 million of debt, net of the change in cash. Following our first priority of utilizing free cash flow to reduce debt, we expect to allocate a substantial portion of our free cash flow to returning capital to our shareholders, which could include share repurchases and future dividends. Any future dividend is subject to the BOD's determinations as to the amount of distributions and the timing thereof, as well as limitations under the Company's debt covenants. We were not able to implement a meaningful share repurchase program under the REIT structure without increasing our debt because a substantial portion of our free cash flow was required to satisfy the distribution requirements under the REIT structure. On May 2, 2022, the BOD approved a share repurchase program to purchase up to $150.0 million of our common stock. On August 2, 2022, the BOD increased the authorization to repurchase under the share purchase program by up to an additional $75.0 million of our common stock, which resulted in a total aggregate authorized amount to repurchase of up to $225.0 million of our common stock. Repurchases of our outstanding common stock will be made in accordance with applicable securities laws and may be made at our discretion based on parameters set by our BOD from time to time in the open market, through privately negotiated transactions, or otherwise. The share repurchase program has no time limit and does not obligate us to purchase any particular amount of our common stock. The authorization for the share repurchase program may be terminated, suspended, increased or decreased by the BOD in its discretion at any time. Through September 30, 2022, we completed the repurchase of 6.6 million shares of our common stock at a total cost of $74.5 million, using cash on hand and cash provided by operations.

We will also pursue attractive growth opportunities, including new development opportunities in our Properties segment, to meet the need to modernize outdated correctional infrastructure across the country, and explore potential opportunities to expand the scope of non-residential correctional alternatives we provide in our Community segment that were not available under the REIT structure. As a REIT, we depended on the capital markets to provide resources we could deploy toward acquisition and development opportunities. This capital was not always available to us and came at an increasing cost. The revocation of our REIT election provides us with significantly more liquidity and financial flexibility, which enables us to reduce our reliance on the capital markets and enabled us to reduce the size of our Bank Credit Facility.

With the extensively aged criminal justice infrastructure in the U.S. today, we believe we can bring real estate and financing solutions to government agencies like we did in connection with the construction of the Lansing Correctional Facility that commenced operations in January 2020. We financed the construction of the Lansing Correctional Facility 100% with project specific financing, requiring no equity commitment from us. We believe we can also provide other real estate solutions to government agencies faced with extensively aged criminal justice infrastructure, including "turn-key" solutions like those we are providing to the state of Arizona in connection with the new contract awarded to us during the fourth quarter of 2021 at our La Palma Correctional Center, as well as real estate only solutions to government agencies that need correctional capacity where they prefer to perform the operations. We expect to incur $4.0 million to $5.0 million in capital expenditures for the award from the state of Arizona. Most real estate only solutions would not require material capital expenditures if we have existing capacity. However, in the future we could incur capital expenditures to provide replacement capacity for government agencies that have extensively aged criminal justice infrastructure and are in need of new capacity.

In July 2022, we entered into a Purchase and Sale Agreement with the Georgia Building Authority to purchase the 1,978-bed McRae Correctional Facility for a price of $130.0 million in order to update their aged and inefficient public sector correctional infrastructure. We completed the sale in August 2022. The sale of the McRae facility generated net sales proceeds of $129.7 million. We also sold two additional properties and a parcel of land during the third quarter of 2022 that generated net sales proceeds of approximately $15.6 million, and have entered into additional agreements to sell two additional properties in our Properties segment and a property in our Community segment for an aggregate gross sales price of $7.2 million. These sales will provide additional liquidity to us for general corporate purposes, which may include making repurchases under our share repurchase plan and/or reducing our outstanding indebtedness.

As of September 30, 2022, we had cash on hand of $185.3 million, and $233.2 million available under our New Revolving Credit Facility. During the nine months ended September 30, 2022 and 2021, we generated $118.2 million and $284.1 million, respectively, in cash through operating activities. We currently expect to be able to meet our cash expenditure requirements for the next year and beyond utilizing cash on hand, cash flows from operations, and availability under our New Revolving Credit Facility. Following the completion of the offering of the Original 8.25% Senior Notes and redemption of our 5.0% Senior Notes in the second quarter of 2021, and of the entry into our New Bank Credit Facility in the second quarter of 2022, we have no debt maturities until May 2023, when the remaining $166.5 million of the 4.625% Senior Notes matures. We currently anticipate that we will have sufficient liquidity to repay the remaining outstanding 4.625% Senior Notes upon maturity.

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

Debt

As of September 30, 2022, we had $166.5 million principal amount of unsecured notes outstanding with a fixed stated interest rate of 4.625%, $250.0 million principal amount of unsecured notes outstanding with a fixed stated interest rate of 4.75%, and $641.5 million principal amount of unsecured notes outstanding with a fixed stated interest rate of 8.25%, or collectively, the Senior Notes. In addition, we had $151.6 million outstanding under the Kansas Notes with a fixed stated interest rate of 4.43% and $97.5 million outstanding under our New Term Loan A with a variable interest rate of 6.6%. We had $16.8 million of letters of credit outstanding under our New Revolving Credit Facility at September 30, 2022. There was no other amount outstanding under our New Revolving Credit Facility as of September 30, 2022. As of September 30, 2022, our total weighted average effective interest rate was 7.0%, while our total weighted average maturity was 5.1 years.

On May 12, 2022, we entered into the New Bank Credit Facility in an aggregate principal amount of $350.0 million, consisting of the New Term Loan A with an original principal balance of $100.0 million and the New Revolving Credit Facility with a borrowing capacity of $250.0 million. The New Bank Credit Facility replaced the Previous Bank Credit Facility, which was in an aggregate principal amount of $1.0 billion and consisted of the Previous Term Loan A with an original principal balance of $200.0 million and the Previous Revolving Credit facility with a borrowing capacity of $800.0 million. The New Bank Credit Facility extends the maturity to May 2026 from the April 2023 maturity under the Previous Bank Credit Facility. The New Bank Credit Facility includes an option to increase the availability under the New Revolving Credit Facility and to request term loans from the lenders in an aggregate amount not to exceed the greater of (a) $200.0 million and (b) 50% of consolidated EBITDA for the most recently ended four-quarter period, subject to, among other things, the receipt of commitments for the increased amount. At our option, interest on outstanding borrowings under the New Bank Credit Facility is based on either a base rate plus a margin ranging from 1.75% to 3.5%, or at the BSBY rate plus a margin ranging from 2.75% to 4.5% based on our then-current total leverage ratio. The New Revolving Credit Facility includes a $25.0 million sublimit for swing line loans that enables us to borrow at the base rate from the Administrative Agent on same-day notice and also has a $100.0 million sublimit for the issuance of standby letters of credit.

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

Operating Activities

Our net cash provided by operating activities for the nine months ended September 30, 2022 was $118.2 million, compared with $284.1 million for the same period in the prior year. Cash provided by operating activities represents the year to date net income (loss) plus depreciation and amortization, changes in various components of working capital, and various non-cash charges. The reduction in cash provided by operating activities primarily resulted from a decline in facility net operating income of $74.2 million, combined with negative fluctuations in working capital during the nine months ended September 30, 2022, compared with the nine-month period in 2021.

Investing Activities

Our net cash flow provided by investing activities was $101.9 million for the nine months ended September 30, 2022 and was primarily attributable to $156.2 million in net proceeds from the sale of assets, partially offset by capital expenditures for facility development and expansions of $17.2 million and $33.7 million for facility maintenance and information technology capital expenditures. Our net cash flow provided by investing activities was $274.5 million for the nine months ended September 30, 2021 and was primarily attributable to $320.7 million in net proceeds from the sale of assets, partially offset by capital expenditures for facility development and expansions of $14.5 million and $38.4 million for facility maintenance and information technology capital expenditures.

Financing Activities

Our net cash flow used in financing activities was $331.6 million for the nine months ended September 30, 2022 and was primarily attributable to debt repayments, including the aforementioned $167.5 million related to our Previous Term Loan A, $124.1 million related to our Term Loan B, and $40.6 million related to our 4.625% and 8.25% Senior Notes. In addition, our net cash flow used in financing activities was attributable to $12.7 million of scheduled principal repayments under our Term Loan A, Term Loan B, and our non-recourse mortgage note. Our net cash flow used in financing activities also included $79.1 million for the share repurchase program our BOD authorized during the second quarter of 2022, as well as the purchase and retirement of common stock that was issued in connection with equity-based compensation, and dividend payments on restricted stock units that became vested of $0.9 million. These payments were partially offset by the $100.0 million of proceeds from the aforementioned issuance of the New Term Loan A.

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

Supplemental Guarantor Information

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

As of September 30, 2022, neither CoreCivic nor any of its subsidiary guarantors had any material or significant restrictions on CoreCivic's ability to obtain funds from its subsidiaries by dividend or loan or to transfer assets from such subsidiaries.

The indentures governing our Senior Notes contain certain customary covenants that, subject to certain exceptions and qualifications, restrict CoreCivic's ability to, among other things, create or permit to exist certain liens and consolidate, merge or transfer all or substantially all of CoreCivic's assets. In addition, if CoreCivic experiences specific kinds of changes in control, CoreCivic must offer to repurchase all or a portion of the Senior Notes. The offer price for the Senior Notes in connection with a change in control would be 101% of the aggregate principal amount of the notes repurchased plus accrued and unpaid interest, if any, on the notes repurchased to the date of purchase. The indenture related to our 8.25% Senior Notes additionally limits our ability to incur indebtedness, make restricted payments and investments and prepay certain indebtedness.

The following tables present summarized information for CoreCivic and the subsidiary guarantors, on a combined basis after elimination of (i) intercompany transactions and balances among CoreCivic and the subsidiary guarantors and (ii) equity in earnings from, and any investments in, any subsidiary that is a non-guarantor (in thousands).

	September 30, 2022	December 31, 2021
Current assets	$432,332	$531,626
Real estate and related assets	2,386,275	2,502,135
Other assets	211,731	224,277
Total non-current assets	2,598,006	2,726,412
Current liabilities	368,173	237,795
Long-term debt, net	970,024	1,344,606
Other liabilities	281,586	293,456
Total long-term liabilities	1,251,610	1,638,062

	For the Nine Months Ended September 30, 2022	For the Twelve Months Ended December 31, 2021
Revenue	$1,372,956	$1,848,315
Operating expenses	1,061,813	1,332,248
Other expenses	194,439	336,084
Total expenses	1,256,252	1,668,332
Income before income taxes	130,611	60,543
Net income (loss)	95,746	(77,456)

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

Our reconciliation of net income to FFO and Normalized FFO for the three and nine months ended September 30, 2022 and 2021 is as follows (in thousands):

	For the Three Months Ended September 30,
FUNDS FROM OPERATIONS:	2022	2021
Net income	$68,318	$30,012
Depreciation and amortization of real estate assets	24,158	24,877
Impairment of real estate assets	3,513	—
Gain on sale of real estate assets, net	(83,828)	—
Income tax expense for special items	21,165	—
Funds From Operations	33,326	54,889
Expenses associated with debt repayments and refinancing transactions	783	—
Goodwill and other impairments	—	5,177
Income tax benefit for special items	(206)	(1,449)
Normalized Funds From Operations	$33,903	$58,617

	For the Nine Months Ended September 30,
FUNDS FROM OPERATIONS:	2022	2021
Net income (loss)	$97,883	$(79,933)
Depreciation and amortization of real estate assets	72,825	73,562
Impairment of real estate assets	3,513	1,308
Gain on sale of real estate assets, net	(87,149)	(38,766)
Income tax expense for special items	22,073	9,291
Funds From Operations	109,145	(34,538)
Expenses associated with debt repayments and refinancing transactions	7,588	52,167
Expenses associated with COVID-19	—	2,434
Income taxes associated with change in corporate tax structure and other special tax items	—	114,249
Shareholder litigation expense	1,900	54,295
Goodwill and other impairments	—	8,043
Income tax benefit for special items	(2,530)	(28,985)
Normalized Funds From Operations	$116,103	$167,665

Material Cash Requirements

The following schedule summarizes our contractual cash obligations by the indicated period as of September 30, 2022 (in thousands):

	Payments Due By Year Ended December 31,
	2022 (remainder)	2023	2024	2025	2026	Thereafter	Total
Long-term debt	$2,400	$178,290	$14,722	$17,698	$715,985	$378,014	$1,307,109
Interest on senior and mortgage notes	37,930	75,236	71,161	70,916	44,186	54,852	354,281
Contractual facility developments and other commitments	4,066	—	—	—	—	—	4,066
South Texas Family Residential Center	12,961	51,421	51,562	51,421	38,460	—	205,825
Leases	1,231	4,742	4,690	4,564	4,297	18,483	38,007
Total contractual cash obligations	$58,588	$309,689	$142,135	$144,599	$802,928	$451,349	$1,909,288

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

We had $16.8 million of letters of credit outstanding at September 30, 2022 primarily to support our requirement to repay fees and claims under our self-insured workers' compensation plan in the event we do not repay the fees and claims due in accordance with the terms of the plan, and for a debt service reserve requirement under terms of the Kansas Notes. The letters of credit are renewable annually. We did not have any draws under these outstanding letters of credit during the nine months ended September 30, 2022 or 2021.

INFLATION

Many of our contracts include provisions for inflationary indexing, which may mitigate an adverse impact of inflation on net income. However, a substantial increase in personnel costs, workers' compensation, utilities, food, and medical expenses could have an adverse impact on our results of operations in the future to the extent that these expenses increase at a faster pace than the per diem or fixed rates we receive for our management services. As previously described herein, we have experienced increases in personnel costs and expect the labor market to remain challenging, which could have a material adverse effect on our operations. We outsource our food service operations to a third party. The contract with our outsourced food service vendor contains certain protections against increases in food costs.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Our primary market risk exposure is to changes in U.S. interest rates. In an effort to mitigate inflation, the Federal Reserve has increased interest rates throughout the first nine months of 2022, and it is anticipated that interest rates will continue to rise in the near term. We are exposed to market risk related to our Bank Credit Facility because the interest rates on these loans are subject to fluctuations in the market. We were also exposed to market risk related to our Term Loan B prior to its prepayment in full in May 2022. If the interest rate for our outstanding indebtedness under the Revolving Credit Facility, the Term Loan A, and the Term Loan B for the nine-month period was 100 basis points higher or lower (but not less than 0%) during the three and nine months ended September 30, 2022, our interest expense, net of amounts capitalized, would have been increased by $0.3 million and $1.2 million, respectively, and would have been decreased by $0.3 million and $0.5 million, respectively.

As of September 30, 2022, we had outstanding $166.5 million of senior notes due 2023 with a fixed interest rate of 4.625%, $641.5 million of senior notes due 2026 with a fixed interest rate of 8.25%, and $250.0 million of senior notes due 2027 with a fixed interest rate of 4.75%. We also had $151.6 million outstanding under the Kansas Notes with a fixed interest rate of 4.43%. Because the interest rates with respect to these instruments are fixed, a hypothetical 100 basis point increase or decrease in market interest rates would not have a material impact on our financial statements.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 1, 2022 - July 31, 2022	1,131,869	$11.04	1,131,869	$175,000,936
August 1, 2022 - August 31, 2022	2,164,459	$9.92	2,164,459	$153,526,536
September 1, 2022 - September 30, 2022	338,715	$9.04	338,715	$150,464,803
Total	3,635,043	$10.19	3,635,043	$150,464,803

(1) On May 12, 2022, the Company announced that its Board of Directors, or BOD, had approved a share repurchase program to repurchase up to $150.0 million of the Company's common stock. On August 2, 2022, the BOD increased the authorization to repurchase under the share repurchase program by up to an additional $75.0 million of the Company's common stock, which resulted in a total aggregate amount to repurchase of up to $225.0 million of our common stock. Repurchases of the Company's outstanding common stock will be made in accordance with applicable securities laws and may be made at the Company's discretion based on parameters set by the BOD from time to time in the open market, through privately negotiated transactions, or otherwise. The share repurchase program has no time limit and does not obligate the Company to purchase any particular amount of its common stock. The authorization for the share repurchase program may be terminated, suspended, increased or decreased by the BOD in its discretion at any time. As of September 30, 2022, the Company had repurchased a total of 6.6 million common shares at an aggregate cost of approximately $74.5 million.

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

101*

The following financial information from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statements of Stockholders' Equity, and (v) the Notes to Consolidated Financial Statements. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

104*	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, formatted in Inline XBRL (included in Exhibit 101).

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CORECIVIC, INC.

Date: November 3, 2022
/s/ Damon T. Hininger
Damon T. Hininger
President and Chief Executive Officer

/s/ David M. Garfinkle
David M. Garfinkle
Executive Vice President, Chief Financial Officer, and Principal Accounting Officer