Form 10-K
period 2022-12-31
CoreCivic, Inc.
filed 2023-02-21
CIK 1070985

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

The aggregate market value of the shares of the registrant's Common Stock held by non-affiliates was approximately $1,297,049,793 as of June 30, 2022 based on the closing price of such shares on the New York Stock Exchange on that day. The number of shares of the registrant's Common Stock outstanding on February 13, 2023 was 114,060,051.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant's definitive Proxy Statement for the 2023 Annual Meeting of Stockholders, currently scheduled to be held on May 11, 2023, are incorporated by reference into Part III of this Annual Report on Form 10-K.

CORECIVIC, INC.

FORM 10-K

For the fiscal year ended December 31, 2022

CAUTIONARY STATEMENT REGARDING

FORWARD-LOOKING INFORMATION

This Annual Report on Form 10-K, or Annual Report, contains statements as to our beliefs and expectations of the outcome of future events that are forward-looking statements as defined within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. All statements other than statements of current or historical fact contained in this Annual Report, including statements regarding our future financial position, business strategy, budgets, projected costs and plans, and objectives of management for future operations, are forward-looking statements. The words "anticipate," "believe," "continue," "could," "estimate," "expect," "intend," "may," "plan," "projects," "will," and similar expressions, as they relate to us, are intended to identify forward-looking statements. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from the statements made in this Annual Report. These include, but are not limited to, the risks and uncertainties associated with:

•
changes in government policy, legislation and regulations that affect utilization of the private sector for corrections, detention, and residential reentry services, in general, or our business, in particular, including, but not limited to, the continued utilization of our correctional and detention facilities by the federal government, including as a consequence of the United States Department of Justice, or DOJ, not renewing contracts as a result of President Biden's Executive Order on Reforming Our Incarceration System to Eliminate the Use of Privately Operated Criminal Detention Facilities, or the Private Prison EO, impacting utilization primarily by the United States Federal Bureau of Prisons, or BOP, and the United States Marshals Service, or USMS, and the impact of any changes to immigration reform and sentencing laws (we do not, under longstanding policy, lobby for or against policies or legislation that would determine the basis for, or duration of, an individual's incarceration or detention);
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
•
the duration of the federal government's denial of entry at the United States southern border to asylum-seekers and anyone crossing the southern border without proper documentation or authority in an effort to contain the spread of the novel coronavirus and related variants, or COVID-19, a policy known as Title 42 (Title 42, as discussed below under the heading "Part I, Item 1. Business—Business Development," is subject to ongoing litigation the outcome of which is unclear. Most recently, on December 27, 2022, the Supreme Court granted a stay on the cessation of Title 42, while it considers an appeal by a group of states to continue the expulsions.);
•
our ability to successfully identify and consummate future development and acquisition opportunities and realize projected returns resulting therefrom;

•
our ability to have met and maintained qualification for taxation as a real estate investment trust, or REIT, for the years we elected REIT status; and
•
the availability of debt and equity financing on terms that are favorable to us, or at all.

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

RISK FACTORS SUMMARY

Our business faces significant risks and uncertainties. If any of the following risks are realized, our business, financial condition and results of operations could be materially and adversely affected. You should carefully review and consider the full discussion of our risk factors in "Part I, Item 1A. Risk Factors" of this Annual Report. Set forth below is a summary list of the principal risk factors as of the date of the filing of this Annual Report.

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
•
Efforts to reduce the U.S. federal deficit could adversely affect our liquidity, results of operations and financial condition.
•
The COVID-19 pandemic has had, and we expect could continue to have, certain negative effects on our business, and such effects may have a material adverse effect on our results of operations, financial condition and cash flows.
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
•
We depend in part on the performance and capabilities of third parties with whom we have commercial relationships.
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
•
We are required to repurchase all or a portion of our senior notes upon a change of control, and the debt under our New Bank Credit Facility is subject to acceleration upon a change of control.
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
•
Rising interest rates increase the cost of our variable rate debt.
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
•
Future offerings of debt or equity securities ranking senior to our common stock or incurrence of debt (including under our New Bank Credit Facility) may adversely affect the market price of our common stock.
•
Our issuance of preferred stock could adversely affect holders of our common stock and discourage a takeover.
•
Our charter and bylaws and Maryland law could make it difficult for a third party to acquire our company.

PART I.

ITEM 1. BUSINESS.

Overview

We are a diversified government solutions company with the scale and experience needed to solve tough government challenges in flexible, cost-effective ways. Through three segments, CoreCivic Safety, CoreCivic Community, and CoreCivic Properties, we provide a broad range of solutions to government partners that serve the public good through corrections and detention management, a network of residential reentry centers to help address America's recidivism crisis, and government real estate solutions. We have been a flexible and dependable partner for government for 40 years. Our employees are driven by a deep sense of service, high standards of professionalism and a responsibility to help government better the public good.

We are the nation's largest owner of partnership correctional, detention, and residential reentry facilities and one of the largest prison operators in the United States. As of December 31, 2022, through our CoreCivic Safety segment, we operated 44 correctional and detention facilities, 40 of which we owned, with a total design capacity of approximately 66,000 beds. Through our CoreCivic Community segment, we owned and operated 23 residential reentry centers with a total design capacity of approximately 5,000 beds. In addition, through our CoreCivic Properties segment, we owned 8 properties leased to government agencies, totaling 1.8 million square feet.

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

We are a Maryland corporation formed in 1983. Our principal executive offices are located at 5501 Virginia Way, Brentwood, Tennessee, 37027, and our telephone number at that location is (615) 263-3000. Our website address is www.corecivic.com. We make our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, definitive proxy statements, and amendments to those reports under the Securities Exchange Act of 1934, as amended, or the Exchange Act, available on our website, free of charge, as soon as reasonably practicable after these reports are filed with or furnished to the SEC. Information contained on our website is not part of this Annual Report. The SEC maintains a website that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at the following address: www.sec.gov.

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

On August 5, 2020, we announced that our Board of Directors, or BOD, unanimously approved a plan to revoke our REIT election and become a taxable C Corporation, effective January 1, 2021. The BOD also voted unanimously to discontinue our quarterly dividend and prioritize allocating our free cash flow to reduce debt levels. As a result, we are no longer required to operate under REIT rules, including the requirement to distribute at least 90% of our taxable income to our stockholders, which provides us with greater flexibility to use our free cash flow. Beginning January 1, 2021, we became subject to federal and state income taxes on our taxable income at applicable tax rates, and are no longer entitled to a tax deduction for dividends paid. However, we believe this conversion improves our overall credit profile and will lower our overall cost of capital. Following our first priority of reducing debt, we expect to allocate a substantial portion of our free cash flow to returning capital to our shareholders and pursuing alternative growth opportunities. On May 12, 2022, our BOD approved a share repurchase program to repurchase up to $150.0 million of our common stock. On August 2, 2022, the BOD increased the authorization to repurchase under the share repurchase program by up to an additional $75.0 million of our common stock, which resulted in a total aggregate authorized amount to repurchase up to $225.0 million of our common stock. For more information about the repurchases made under our share repurchase program, see "Part II, Item 5. Market For Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities – Issuer Purchases of Equity Securities." The conversion to a taxable C Corporation also provides us with significantly more liquidity, which enables us to reduce our reliance on the capital markets and enabled us to reduce the size of our Bank Credit Facility, as further described hereinafter. We continued to operate as a REIT for the 2020 tax year, and existing REIT requirements and limitations, including those established by our organizational documents, remained in place until January 1, 2021.

Our ongoing operations are organized into three principal business segments:

•
CoreCivic Safety segment, consisting of the 44 correctional and detention facilities that are owned, or controlled via a long-term lease, and managed by CoreCivic, as well as those correctional and detention facilities owned by third parties but managed by CoreCivic. CoreCivic Safety also includes the operating results of our subsidiary that provides transportation services to governmental agencies, TransCor America, LLC, or TransCor.
•
CoreCivic Community segment, consisting of the 23 residential reentry centers that are owned, or controlled via a long-term lease, and managed by CoreCivic. CoreCivic Community also includes the operating results of our electronic monitoring and case management services.
•
CoreCivic Properties segment, consisting of the 8 real estate properties owned by CoreCivic and leased to government agencies.

For the years ended December 31, 2022, 2021, and 2020, our total segment net operating income, which we define as a facility's revenues (including interest income associated with finance leases) less operating expenses, was divided among our three business segments as follows:

	For the Years Ended December 31,
	2022	2021	2020
Segment:
Safety	84.1%	85.5%	82.2%
Community	3.9%	3.3%	3.4%
Properties	12.0%	11.2%	14.4%

Our customers primarily consist of federal, state, and local government agencies. Federal correctional and detention authorities primarily consist of U.S. Immigration and Customs Enforcement, or ICE, the USMS, and the BOP. Payments by federal correctional, detention and residential reentry authorities represented 54%, 56%, and 52% of our total revenue for the years ended December 31, 2022, 2021, and 2020, respectively.

Our customer contracts for providing bed capacity and correctional, detention, and residential reentry services in our CoreCivic Safety and CoreCivic Community segments typically have terms of three to five years and contain multiple renewal options. Most of our facility contracts also contain clauses that allow the government agency to terminate the contract at any time without cause, and our facility contracts are generally subject to annual or bi-annual legislative appropriations of funds. Notwithstanding these termination clauses, the contract renewal rate for properties we owned or controlled via long-term lease in these segments was 95% over the five years ended December 31, 2022. The government lease agreements in our CoreCivic Properties segment typically have terms of five to twenty years including renewal options, and generally have more restrictive termination clauses.

In our CoreCivic Safety and CoreCivic Community segments, we are compensated for providing bed capacity and correctional, detention, and residential reentry services at a per diem rate based upon actual or minimum guaranteed occupancy levels. Occupancy rates for a particular facility are typically low when first opened or immediately following an expansion. However, beyond the start-up period, which typically ranges from 90 to 180 days, the occupancy rate tends to stabilize. Our occupancy rates have declined since 2019 due to the effects of COVID-19, as further described hereinafter. The average compensated occupancy of our correctional, detention, and residential reentry facilities, based on rated capacity was as follows for 2022, 2021, and 2020:

	2022	2021	2020
CoreCivic Safety facilities	71%	73%	75%
CoreCivic Community facilities	58%	55%	62%
Total	70%	72%	74%

The average compensated occupancy of our CoreCivic Safety and CoreCivic Community facilities, excluding idled facilities, was 81%, 80%, and 82% for 2022, 2021, and 2020, respectively.

In our CoreCivic Properties segment, we own properties that are leased to government agencies where our occupancy percentage is based on leased square feet rather than bed capacity. The average occupancy of the 8 properties comprising our CoreCivic Properties segment portfolio as of December 31, 2022 was 100%, 100%, and 99% for 2022, 2021, and 2020, respectively.

Operating Procedures and Offender Services for Correctional, Detention, and Residential Reentry Facilities

Pursuant to the terms of our customer contracts, we are responsible for the overall operations of our facilities, including staff recruitment, general administration of the facilities, facility maintenance, security, and supervision of the residents in our care. We are required by our customer contracts to maintain certain levels of insurance coverage for general liability, workers' compensation, vehicle liability, and property loss or damage. We also are required to indemnify our customers for claims and costs arising out of our operations and, in certain cases, to maintain performance bonds and other collateral requirements.

Reentry programs.

We believe a focus on inmate reentry provides great benefits for our communities – more people living healthy and productive lives and contributing to strong families and local economies. We have committed to evolving our model with an increased focus on reentry services, and we are working to equip the men and women in our care with the services, support, and resources they need to be successful upon reentry.

Due to COVID-19 and the measures we implemented to protect the health and safety of our staff and the people in our care, we experienced a reduction in the number of individuals who benefited from our reentry and educational programs in 2020 and 2021 when compared to prior years. Our efforts to mitigate the spread of COVID-19 included restricting the movement and interactions of individuals in and around our facilities, which significantly disrupted our reentry programs. We worked with our government partners to continue to provide programs in a safe manner, including offering programs where possible through self-study materials, and we expanded the use of tablet technology. We also reduced class sizes to help ensure social distancing and offered special high school equivalency (either GED or HiSet) testing schedules. As a result of reductions in the restrictions imposed in connection with COVID-19 during 2022, we have been able to resume more normal activities in size and scope surrounding our reentry programming.

We provide a wide range of evidence-based reentry programs and activities in our facilities. At most of the facilities we manage, offenders have the opportunity to enhance their basic education from literacy through earning a high school equivalency certificate endorsed by their respective state. In some cases, we also provide opportunities for postsecondary educational achievements and chances to participate in college degree programs. A number of our facilities that care for non-U.S. citizens offer adult education curricula recognized by several nations to which these offenders may return. We also provide an Adult Education in Spanish program for offenders with that specific language need.

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

In addition, we offer a broad spectrum of career/technical education opportunities to help individuals learn marketable job skills. Our trade programs are certified by the National Center for Construction Education and Research, or NCCER. This progressive program has evolved into curricula for more than 70 craft and maintenance areas and a complete series of more than 70 assessments offered in over 6,000 NCCER-accredited training and assessment locations across the United States. Graduates of these programs enter the job market with certified skills that significantly enhance employability.

We are proud of the educational programs we offer and intend to maintain and continue to develop such programs. Examples of programs we have recently provided include:

•
In 2022, we introduced MaxxContent as a pilot program at each of our Crossroads Correctional Center in Montana, our Lee Adjustment Center in Kentucky, our Red Rock Correctional Center in Arizona, our Trousdale Turner Correctional Center in Tennessee, and our La Palma Correctional Center in Arizona. MaxxContent is a custom online Learning Management System that includes content such as life skills, mental health, financial literacy, GED preparation, communications, workforce skills, and reentry preparation, and is available to students in our facility education computer labs.
•
In 2022, we partnered with Felon Education Project and introduced Felon Education as a pilot program at our Wheeler Correctional Facility in Georgia. Felon Education is a course that teaches inmate students how to start their own businesses. The course teaches the students how to write a business plan, obtain funding, set goals, and work through small business finances, regulations and much more.
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
•
In 2020, our Lee Adjustment facility implemented "Interview School," a web-based artificial intelligence software for practicing job interviews. Interview School conducts job-specific interviews and provides feedback on tone, confidence, and answer content. In 2022, we implemented "Interview School" at our Trousdale Turner facility and our Tallahatchie County Correctional Facility in Mississippi. We plan to implement "Interview School" at additional facilities in 2023.

•
In 2019, we partnered with Persevere, a national non-profit organization, to offer offenders at our Trousdale Turner facility an opportunity to learn software coding and job readiness/employability skills specific to the technology field. The partnership with Persevere was expanded to include our Red Rock Correctional Center in 2020 and our Saguaro Correctional Facility in 2021. Both the Red Rock and Saguaro facilities are in Arizona. The instructor-led, self-paced program utilizes both a coding instructor and a Technology Employability Specialist to ensure students are learning the craft and how to obtain and maintain a job in the field, post-incarceration. The program is split into two phases that allows students to become certified Front-end Developers (phase 1) and Full Stack Developers (phase 2) upon completion. In 2022, to further expand our programming in this area, we partnered with Pivot Technology School to pilot Pivot Tech, a technology career program, at our Jenkins Correctional Center in Georgia. Pivot Tech is a five-month "boot camp" style course taught in a classroom setting with instructors participating virtually. Students learn computer coding and data analytics and receive certificates that prepare them for career success upon reentry.
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
•
Since 2018, through a relationship with Fuel Education, a company that specializes in digital learning opportunities, we offer an online Information Support and Services computer program at our Lee Adjustment Center in Kentucky. This program allows students to enhance their computer knowledge and was developed in coordination with the Commonwealth of Kentucky Department of Corrections, or KYDOC, our government partner at the Lee Adjustment facility. Students who successfully complete the approximate 10-month program will be awarded a base National Occupational Competency Testing Institute, or NOCTI, credential with the opportunity to earn an advanced NOCTI credential in the future.
•
Since 2016, our Coffee and Wheeler facilities in Georgia have operated state-of-the-art Diesel Maintenance and Welding programs in coordination with the Georgia Department of Corrections, or GDOC, enabling students to earn trade certificates from nearby community colleges.

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

In 2021, we opened a "Go Further Release" program in the Denver, Colorado area. Go Further Release is a program we developed that provides stabilization services and reentry coaching to individuals being released from our facilities. The program provides "Reach-in" services during the returning citizen's last 90 days of incarceration which are designed to prepare individuals for release and make a connection with a reentry coach that will provide support to them after release. "Stabilization and Reentry Coaching" services are provided during an individual's first 90 days of release and an ongoing community support group is available as long as needed. All services are free of charge. In 2022, we received approval from the GDOC to implement a Go Further Release program to support our Coffee, Jenkins, and Wheeler facilities. We plan to partner with Life Empowerment Enterprises, a local nonprofit organization, to provide this program.

Across the country, our dedicated staff, along with the assistance of thousands of volunteers, work to provide guidance, direction, and post-incarceration services to the men and women in our care. We believe these critical reentry programs help fight the serious challenge of recidivism facing the United States.

Through our community corrections facilities, we provide an array of services to defendants and offenders who are serving their full sentence, the last portion of their sentence, waiting to be sentenced, or awaiting trial while supervised in a community environment. We offer housing and programs with a key focus on employment, job readiness, life skills and various substance abuse treatment programs, in order to help offenders successfully reenter their communities and reduce the risk of recidivism. For example, some of our community corrections facilities have community networking programs, like those at our Cheyenne Transitional Center in Wyoming, to help residents connect with community members and match them with jobs. Our staff takes an active role in going into the community and creating collaborative relationships with employers to assist residents when they first arrive at our facility and provide support for a smoother transition in job seeking. In 2022, our programs in the state of Colorado partnered with a financial institution to conduct classes with our residents on financial wellness, including the importance of having a savings account, the importance of, and how to establish, credit, and how to establish a bank account. In some of our community corrections facilities, we offer housing and program services to parolees who have completed their sentence but lack a viable reentry plan. Through a focus on employment and skill development, we provide a means for these parolees to successfully reintegrate into their communities.

In addition, we provide day-reporting and substance abuse treatment programs at some of our community corrections facilities. These programs, depending on the needs of the offender, can provide cognitive behavioral-based programs to assist in the offender's successful reentry while holding the individual accountable while living in the community.

We also provide a number of non-residential correctional alternative services, including electronic monitoring and case management services, under our CoreCivic Community segment. Governmental customers use electronic monitoring products and services to monitor low risk offenders as a way to help reduce overcrowding in correctional facilities, as a monitoring and sanctioning tool, and to promote public safety by imposing restrictions on movement and serving as a deterrent for alcohol usage. Providing these non-residential services is a natural complement to our broad network of residential reentry facilities and can help keep individuals from returning to prison or being incarcerated in the first place.

Ultimately, the work we do is intended to give people the necessary skills to reintegrate with their communities permanently. We are proud of the teachers, counselors, case managers, chaplains, and other offender support service professionals who provide these services to the men and women entrusted in our care.

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

In 2020, we announced that we will publicly advocate at the federal and state levels for a slate of new policies that will help people succeed in their communities after being released from prison. Specifically, we pledged our support for Pell Grant Restoration, Voting Rights Restoration and Licensure Reform Policies. Also in 2020, we began a partnership with, and continue to invest in, Prison Fellowship, a leading advocate for criminal justice reform serving formerly incarcerated individuals and their family members. Through a network of programming and advocacy efforts, the organization seeks to effect positive change at every level of the criminal justice system. We have committed to a multi-year partnership in Prison Fellowship's Warden Exchange program, a residency and online professional development program that enables wardens to share reentry best practices and problem solve amongst a peer group. We believe that as successful as we may be with our work inside our facilities, offenders still face embedded societal barriers when they return to their communities. Supporting recidivism-reducing policies is one way we can bridge the gap and give the men and women entrusted in our care a better opportunity at never returning to prison.

Operating guidelines.

The American Correctional Association, or ACA, is an independent organization comprised of corrections professionals that establishes accreditation standards for correctional and detention facilities around the world. Outside agency standards, such as those established by the ACA, provide us with the industry's most widely accepted operational guidelines. ACA accredited facilities must be audited and re-accredited at least every three years. We have sought and received ACA accreditation for 34, or approximately 97%, of the eligible facilities we operated as of December 31, 2022, excluding our residential reentry facilities. During 2022, 15 of the facilities we manage were newly accredited or re-accredited by the ACA with an average score of 99.5%, making our portfolio average 99.5%.

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

The QAD employs a team of full-time auditors, who are subject matter experts from all major disciplines within institutional operations. Annually, QAD auditors generally conduct unannounced on-site evaluations of each CoreCivic Safety facility we operate using specialized audit tools, typically containing approximately 1,550 audit indicators across all major operational areas. In most instances, these audit tools are tailored to facility and partner specific requirements. In 2022, due to the impact of COVID-19, the QAD's annual facility audits were announced. In 2023, the QAD's annual facility audits will again be unannounced, with certain exceptions if necessary. In addition, audit teams provide guidance to facility staff on operational best practices and assist staff with addressing specific areas of need, such as meeting requirements of new partner contracts and providing detailed training on compliance requirements for new departmental managers.

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

In addition to our own internal audit and contract compliance efforts, we are also subject to oversight by our government partners. As part of their standard monitoring and compliance programs, approximately 77% of our federal and state government partners typically conduct formal contract-compliance audits and inspections at least annually at CoreCivic Safety facilities. In addition to these annual audits of our facilities, many partners conduct additional area-specific operational audits and inspections on a more frequent basis, including monthly, quarterly, and semi-annually. Some of these audits and facility inspections by our partners are conducted on an unannounced basis. In 2022, our government partners conducted approximately 220 annual, semi-annual, quarterly, and monthly compliance audits and inspections at our CoreCivic Safety facilities. In addition, the majority of our federal and state government partners employ on-site contract monitors who monitor performance and contract compliance at our facilities on a full- or part-time basis. In 2022, 100% of the CoreCivic Safety facilities we manage have an assigned contract monitor.

Business Development

We believe we own, or control via a long-term lease, approximately 56% of all privately owned prison beds in the United States, manage nearly 38% of all privately managed prison beds in the United States, and are currently the second largest private owner and provider of community corrections services in the nation. Under the direction of our partnership development department, we market our facilities and services to government agencies responsible for federal, state, and local correctional, detention, and residential reentry facilities in the United States. With 2022 occupancy of 70%, including 8,459 beds in idle prison facilities and 450 beds in idle residential reentry facilities, we have the capacity to grow earnings and cash flows without the need to deploy significant capital. Under the direction of our innovation department, we also intend to continue to pursue new development opportunities in our Properties segment, to meet the need to modernize outdated correctional infrastructure across the country, and explore potential opportunities to expand the scope of non-residential correctional alternatives we provide in our Community segment. We will also respond to customer demand and may develop or expand correctional and detention facilities when we believe potential long-term returns justify the capital deployment.

We execute cross-departmental efforts to market CoreCivic Safety solutions to government partners that seek corrections and detention management services, CoreCivic Community solutions to government partners seeking residential reentry services, and CoreCivic Properties solutions to customers that need real estate and maintenance services.

Business from our federal customers, including primarily ICE, the USMS, and the BOP, constituted 54%, 56%, and 52% of our total revenue during 2022, 2021, and 2020, respectively. Business from our federal customers continues to be a significant component of our business, although the source of revenue is derived from many contracts at various types of properties, i.e. correctional, detention, and reentry. ICE (29%, 30%, and 28% during 2022, 2021, and 2020, respectively) and the USMS (22%, 23%, and 21% during 2022, 2021 and 2020, respectively) each accounted for 10% or more of our total revenue during the last three years.

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

On January 26, 2021, President Biden issued the Private Prison EO. The Private Prison EO directs the Attorney General to not renew DOJ contracts with privately operated criminal detention facilities. Two agencies of the DOJ, the BOP and the USMS utilize our services. The BOP houses inmates who have been convicted, and the USMS is generally responsible for detainees who are awaiting trial. The BOP has experienced a steady decline in inmate populations over the last decade, a trend that has been accelerated by the COVID-19 pandemic. Our remaining prison contract with the BOP at the 1,978-bed McRae Correctional Facility expired on November 30, 2022, and was not renewed. This contract accounted for 2% ($37.8 million) and 2% ($40.6 million) of our total revenue for the twelve months ended December 31, 2022 and 2021, respectively. We completed the sale of the McRae facility in August 2022 to the Georgia Building Authority, and entered into an agreement to lease the facility through November 2022 to allow us to fulfill our obligations to the BOP. The Private Prison EO only applies to agencies that are part of the DOJ, which includes the BOP and USMS. ICE facilities are not covered by the Private Prison EO, as ICE is an agency of the Department of Homeland Security, or DHS, not the DOJ, although it is possible that the federal government could choose to take similar action on ICE facilities in the future. For the twelve months ended December 31, 2022, USMS and ICE accounted for 22% ($403.9 million) and 29% ($527.3 million), respectively, of our total revenue. For the twelve months ended December 31, 2021, USMS and ICE accounted for 23% ($433.6 million) and 30% ($552.2 million), respectively, of our total revenue.

Unlike the BOP, the USMS does not own detention capacity and relies on the private sector, along with various government agencies, for its detainee population. The USMS has been advised by the Office of the Deputy Attorney General not to renew existing contracts, or enter into new contracts for private detention facilities. During the second quarter of 2021, we had direct contracts with the USMS for up to 992 detainees at our 2016-bed Northeast Ohio Correctional Center and for up to approximately 96 detainees at our 664-bed Crossroads Correctional Center in Montana that expired and were not renewed. On May 28, 2021, we entered into a new three-year contract with Mahoning County, Ohio to utilize up to 990 beds at our Northeast Ohio Correctional Center. Mahoning County is responsible for County inmates and federal detainees, including USMS detainees, and the County is using the Northeast Ohio facility to address its population needs. During the third quarter of 2021, we entered into an amendment to the contract with the state of Montana to utilize all of the capacity at the Crossroads Correctional Center, including the space vacated by the USMS, and to extend the existing contract to June 30, 2023, with additional renewal options by mutual agreement through August 31, 2029. We had a direct contract with the USMS to care for detainees at our 600-bed West Tennessee Detention Facility that expired on September 30, 2021 and was not renewed. In addition, we had a direct contract with the USMS to care for detainees at our 1,033-bed Midwest Regional Reception Center (formerly known as the Leavenworth Detention Center) that expired on December 31, 2021 and was not renewed. We are actively marketing the West Tennessee Detention Facility and the Midwest Regional Reception Center to other government agencies. However, we can provide no assurance that we will be able to reach agreements for the utilization of these facilities.

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

In March 2020, the World Health Organization declared the outbreak of COVID-19 as a pandemic. As a result, in the first quarter of 2020, the federal government decided to deny entry at the United States southern border to asylum-seekers and anyone crossing the southern border without proper documentation or authority in an effort to contain the spread of COVID-19, a policy known as Title 42. This policy resulted in a reduction to the number of people ICE detained, including in our detention facilities. On April 1, 2022, the Centers for Disease Control and Prevention, or CDC, issued a Public Health Determination terminating Title 42 with an effective date of May 23, 2022. However, on April 25, 2022, a federal judge issued a temporary restraining order blocking the termination of Title 42, and on May 20, 2022, ruled that the Biden administration violated administrative law when it announced that it planned to cease Title 42. On November 15, 2022, another federal judge ruled that expulsions under Title 42 were a violation of the Administrative Procedure Act, noting that Title 42 was an "arbitrary and capricious" violation of the Act, requiring the federal government to process all asylum seekers under applicable immigration law in effect prior to the implementation of Title 42. However, on December 19, 2022, the Supreme Court temporarily maintained Title 42, and on December 27, 2022, granted a temporary stay on the cessation of Title 42, while it considers an appeal by a group of states seeking to continue Title 42. If Title 42 is terminated, such action may result in an increase in the number of undocumented people permitted to enter the United States claiming asylum, and could result in an increase in the number of people apprehended and detained by ICE.

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

MPP, similar to Title 42, has been subject to legal challenges. On August 13, 2021, a federal court ordered the Biden administration to reinstate the MPP finding that terminating MPP would be illegal "until the Department of Homeland Security has the capacity and willingness to detain immigrants." On August 24, 2021, the Supreme Court refused to block implementation of that order. On October 29, 2021, Secretary of Homeland Security Alejandro N. Mayorkas issued a memorandum asserting the termination of MPP, which was structured to be implemented if the decision reinstating MPP is vacated. The memorandum also provides that the Biden administration will continue to comply with the injunction requiring the reinstatement and enforcement of MPP until a final judicial decision, if any, to vacate such injunction is issued. In early December 2021, the DHS began the court-ordered re-implementation of the MPP, and on December 13, 2021, a federal appeals court rejected the Biden administration’s attempts to terminate MPP. On December 29, 2021, the Biden administration appealed this decision to the Supreme Court. On April 26, 2022, the Supreme Court heard arguments on MPP, and on June 30, 2022, the Supreme Court ruled that immigration law gives the federal government the discretion to end MPP. The Supreme Court also indicated that lower courts must now determine whether issuing the memorandum asserting the termination of MPP complied with administrative law, although the Supreme Court found that the order was a proper agency action. On December 13, 2022, a federal judge in Texas ruled that the Biden administration's attempt to end MPP was invalid, stating the Biden administration did not follow the proper administrative procedure in ending the policy. The effect of the ruling remains unclear, as Mexico has not agreed to cooperate with the U.S. to reinstate such practices. The number of people apprehended by ICE could increase if the Biden administration prevails in its efforts to terminate MPP or the Mexican government declines to participate in such a practice.

Federal revenues from contracts at correctional, detention, and residential reentry facilities that we operate decreased 5.3% from $1,050.7 million during 2021 to $994.7 million during 2022. The decrease in federal revenues resulted from several factors, including primarily as a result of a decrease in detainees at our 3,060-bed La Palma Correctional Facility, where we transitioned from an ICE population to a population of residents from the state of Arizona, pursuant to a new management contract that commenced in April 2022. Before the new award, the La Palma facility supported the mission of ICE by caring for approximately 1,800 detainees. The new award expands and strengthens our relationship with the state of Arizona and we believe will maximize the utilization of our La Palma facility, while providing ICE with the ability to continue its mission under existing contracts at alternative facilities we own and operate in the same geographic region. The transfer process at our La Palma facility was substantially completed during the fourth quarter of 2022, as further described in "Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations", or MD&A. Federal revenues also decreased as a result of the aforementioned termination of the contract with the BOP at the McRae Correctional Facility effective November 30, 2022. We completed the sale of the McRae facility in August 2022 to the Georgia Building Authority, and entered into an agreement to lease the facility through November 2022 to allow us to fulfill our obligations to the BOP, which expired on November 30, 2022, as further discussed below. The decrease in federal revenues resulting from these factors was partially offset by higher average per diems at several of our facilities.

State revenues from contracts at correctional, detention, and residential reentry facilities that we operate constituted 36%, 32%, and 33% of our total revenue during 2022, 2021, and 2020, respectively, and increased 11.1% from $602.1 million during 2021 to $669.2 million during 2022. The state of Tennessee generated 10% of our total revenue during 2022. State revenues increased primarily as a result of the new management contract with the state of Arizona at our La Palma facility for up to 2,706 inmates, as the state transferred inmate populations from public sector facilities into our La Palma facility. We began receiving inmates from the state of Arizona in April 2022 and the transfer process was substantially completed in the fourth quarter of 2022, as further described in MD&A. In addition, state revenues increased as a result of higher state inmate populations at other facilities, and from per diem increases under a number of our state contracts, as certain states have recognized the need to provide additional funding to address increases in the wages of our employees, as further described in MD&A. The increase in state revenues was partially offset by the effect of a new lease agreement between us and the state of New Mexico at our Northwest New Mexico Correctional Center effective November 1, 2021. We previously operated the facility in our Safety segment under a contract with the state of New Mexico; however, as a result of our new lease agreement, the Northwest New Mexico facility is now a part of our Properties segment.

Occupancy in our correctional, detention, and reentry facilities remains depressed, and continues to reflect the impact of COVID-19, including Title 42 and other occupancy restrictions placed by several of our government partners that remained in place during 2022 for most federal facilities. We cannot predict government responses to an increase in staff or residents testing positive for COVID-19 within public and private correctional, detention and reentry facilities, nor can we predict COVID-19 related restrictions on individuals, businesses, and services that disrupt the criminal justice system. Further, we cannot predict government policies on prosecutions and legal restrictions as a result of COVID-19 that affect the number of people placed in correctional, detention, and reentry facilities.

COVID-19 notwithstanding, we believe the long-term growth opportunities of our business remain attractive as government agencies consider their emergent needs (including capacity to help mitigate the spread of infectious disease), as well as the efficiency and offender programming opportunities we provide as flexible solutions to satisfy our partners' needs. We have also been in discussions with several state partners that have experienced challenges in staffing their public-sector facilities and are seeking solutions from the private sector. Further, although disrupted by the COVID-19 pandemic, several of our existing federal and state partners, as well as prospective state partners, have been experiencing growth in offender populations and overcrowded conditions, as well as an increase in violent crime. Governments are continuing to assess their need for correctional space in light of COVID-19, and several are continuing to consider alternative correctional capacity for their aged or inefficient infrastructure, or are seeking cost savings by utilizing the private sector, which could result in increased future demand for the solutions we provide. For example, in December 2021, the state of Arizona awarded us a new contract for up to 2,706 inmates at our 3,060-bed La Palma Correctional Center in Arizona, which commenced in April 2022. We are not aware of a larger prison contract awarded to the private sector by any state in over a decade. In August 2022, we completed the sale of the 1,978-bed McRae Correctional Facility to the Georgia Building Authority in order to update its aged and inefficient public sector correctional infrastructure. We had a management contract with the BOP at this facility, which expired on November 30, 2022. In connection with the sale, we entered into an agreement to lease the McRae facility from the Georgia Building Authority through November 30, 2022 to allow us to fulfill our obligations to the BOP. The BOP transferred the BOP inmates to alternative federal capacity prior to expiration of the contract, and the McRae facility converted to a facility owned and operated by the State of Georgia upon the termination of our lease with the Georgia Building Authority. Competing budget priorities often impede our customers' ability to construct new prison beds of their own or update their older facilities, which we believe could result in further demand for private sector prison capacity solutions in the long-term.

Following our first priority of debt reduction, which may include the purchase of our outstanding debt in open market transactions, privately negotiated transactions or otherwise, we expect to allocate a substantial portion of our free cash flow to returning capital to our shareholders and pursuing alternative growth opportunities. We believe the revocation of our REIT election and conversion to a taxable C Corporation, effective January 1, 2021, provides us with significantly more liquidity and financial flexibility, which enables us to reduce our reliance on the capital markets and enabled us to reduce the size of our Bank Credit Facility. We believe that we can further develop our business by, among other things:

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
•
Pursuing mission-critical real estate solutions for government agencies focused on corrections and detention real estate assets;
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

2022 Accomplishments

In spite of the continued challenges presented by the actions related to COVID-19 and the challenging labor market in 2022, we renewed several significant contracts and completed numerous other transactions and milestones, including the following:

CoreCivic Safety:

•
Introduced MaxxContent as a pilot program at each of our Crossroads Correctional Center in Montana, our Lee Adjustment Center in Kentucky, our Red Rock Correctional Center in Arizona, our Trousdale Turner Correctional Center in Tennessee, and our La Palma Correctional Center in Arizona. MaxxContent is a custom online Learning Management System that includes content such as life skills, mental health, financial literacy, GED preparation, communications, workforce skills, and reentry preparation, and is available to students in our facility education computer labs.

•
Partnered with Felon Education Project and introduced Felon Education as a pilot program at our Wheeler Correctional Facility in Georgia. Felon Education is a course that teaches inmate students how to start their own businesses. The course teaches the students how to write a business plan, obtain funding, set goals, and work through small business finances, regulations and much more.
•
Partnered with Pivot Technology School to pilot Pivot Tech, a technology career program, at our Jenkins Correctional Center in Georgia. Pivot Tech is a five-month "boot camp" style course taught in a live classroom with virtual instructors. Students learn computer coding and data analytics and receive certificates that prepare them for career success upon reentry.
•
Completed the retrofit of lighting to more energy-efficient LED lighting at all of our owned, operated, and currently occupied facilities.
•
Identified and purchased temporary housing facilities for employees at five of our facilities in Montana, Colorado, Oklahoma and New Mexico to remove housing barriers for our staff, resulting in improved retention under unique and challenging working and living conditions. The temporary housing facilities, representing approximately 80 units, include single-family structures, structures with multiple studio apartments with common living space, and refurbished hotels.
•
Completed the sale of the 1,978-bed McRae Correctional Facility to the Georgia Building Authority in order to update its aged and inefficient public sector correctional infrastructure. We sold the McRae facility for a gross sales price of $130.0 million, generating net proceeds of $129.7 million and resulting in a gain on sale of $77.5 million after transaction costs.
•
Substantially completed the transition of populations at our 3,060-bed La Palma Correctional Center in Arizona from an ICE population to a population of residents from the state of Arizona. The new management contract with the state of Arizona commenced in April 2022. The new contract from Arizona is for up to 2,706 inmates, allowing the state to close an outdated public-sector prison and transfer populations from multiple other public-sector prisons to the La Palma facility.
•
Renewed 8 of the 9 management contracts scheduled to expire during 2022.
•
Our warden at the Lake Erie Correctional Institution was selected as "Warden of the Year" by the Ohio Department of Rehabilitation & Correction for his achievements in workforce development, improvements in correctional outcomes, and enhancing the overall quality of life for the incarcerated population.

CoreCivic Community:

•
Partnered with a financial institution to conduct classes with residents in our Colorado facilities on financial wellness, including the importance of having a savings account, the importance of, and how to establish, credit, and how to establish a bank account.
•
Awarded "Outstanding Professional Achievements and Contribution to Travis County Justice Planning Workforce Development" at our Austin Transitional Center in Texas. This award recognizes the staff at the Austin Transitional facility for their efforts in working with reentry services within their county and was a result of the staff's commitment to networking and providing employment opportunities and community resources to the residents in their care.
•
Completed the sales of two of our idled facilities, the Oklahoma City Transitional Center and Ulster Facility, and the sale of our under-utilized Fox Facility and Training Center, generating aggregate net sales proceeds of $10.2 million.
•
Renewed all of the 13 management contracts scheduled to expire during 2022.

CoreCivic Properties:

•
Procured a 100% renewable electricity supply for our California City Correctional Center in California.
•
Completed the sale of our Stockton Female Community Corrections Facility and the sale of our Long Beach Community Corrections Center, both located in California, in a single transaction generating net sales proceeds of $10.9 million.

Corporate and Other:

•
Entered into a Third Amended and Restated Credit Agreement, or the New Bank Credit Facility, in an aggregate principal amount of $350.0 million, consisting of a $100.0 million term loan, or the New Term Loan A, and a revolving credit facility with a borrowing capacity of $250.0 million, or the New Revolving Credit Facility. The New Bank Credit Facility extends the maturity to May 2026 from the April 2023 maturity under the Previous Bank Credit Facility. The New Bank Credit Facility and the Previous Bank Credit Facility are together referred to herein as the Bank Credit Facility.
•
Paid-down our Term Loan A under the Previous Bank Credit Facility, amounting to $167.5 million at the time, upon entering into the New Bank Credit Facility.
•
Voluntarily repaid in full the outstanding principal balance under our Term Loan B, amounting to $124.1 million at the time, and satisfied all of our outstanding obligations under the Term Loan B credit agreement.
•
Purchased $19.9 million of our 4.625% senior unsecured notes with a maturity date of May 2023 and $60.9 million of our 8.25% senior unsecured notes with a maturity date of April 2026 at a weighted average purchase price approximately equal to par in open market purchases.
•
Provided notice of early redemption of our 4.625% senior unsecured notes with a maturity date of May 2023, and repaid in full the outstanding principal balance of such notes, amounting to $153.8 million, on February 1, 2023.
•
Approved a share repurchase program to repurchase up to $225.0 million of our common stock. During 2022, we repurchased a total of 6.6 million common shares at an aggregate cost of approximately $74.5 million.
•
Issued our fourth Environmental, Social and Governance, or ESG, report that summarizes our impacts and aspirational goals across environmental, social, and governance topics. The report details our commitment to reducing the national recidivism crisis through evidence-based practice in our reentry programs and covers progress in our human rights-related goals.
•
Established three Business Resource Groups, or BRGs, as a part of our enterprise Diversity, Equity & Inclusion, or DE&I, strategy. These include women, military, and multicultural interests.

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
•
Residential Facilities. Residential facilities provide space and residential services in an open and safe environment to individuals who have been detained by ICE and are awaiting the outcome of immigration hearings. As contractually agreed upon, residential facilities offer services including, but not limited to, educational programs, medical care, recreational activities, counseling, and access to religious and legal services pursuant to Family Residential Standards issued by ICE.
•
Community Corrections. Community corrections/residential reentry facilities offer housing and programs to offenders who are serving the last portion of their sentence or who have been assigned to the facility in lieu of a jail or prison sentence, with a key focus on employment, job readiness, and life skills.

As of December 31, 2022, through our CoreCivic Safety segment, we operated 44 correctional and detention facilities, 40 of which we owned and managed and four of which we managed and were owned by our government partners. Through our CoreCivic Community segment, we also owned and managed 23 residential reentry centers. Owned and managed facilities include facilities placed into service that we own or control via a long-term lease and manage. The following table includes certain information regarding each facility, including the term of the primary customer contract related to such facility.

Facility Name	Primary Customer	Design Capacity (A)	Security Level	Facility Type (B)	Term	Remaining Renewal Options (C)
CoreCivic Safety Facilities:

Safety - Owned and Managed:
Central Arizona Florence Correctional Complex	USMS	4,128	Multi	Detention	Sep-23	(1) 5 year
Florence, Arizona

Eloy Detention Center	ICE	1,500	Medium	Detention	Indefinite	—
Eloy, Arizona

La Palma Correctional Center	State of Arizona	3,060	Multi	Correctional	Apr-27	(1) 5 year
Eloy, Arizona

Red Rock Correctional Center (D)	State of Arizona	2,024	Medium	Correctional	Jul-26	(2) 5 year
Eloy, Arizona

Saguaro Correctional Facility	State of Hawaii	1,896	Multi	Correctional	Jul-24	(2) 1 year
Eloy, Arizona

Leo Chesney Correctional Center	Idled 2015	240	—	—	—	—
Live Oak, California

Otay Mesa Detention Center	ICE	1,994	Minimum/	Detention	Dec-24	(2) 5 year
San Diego, California			Medium

Bent County Correctional Facility	State of Colorado	1,420	Medium	Correctional	Jun-23	(3) 1 year
Las Animas, Colorado

Crowley County Correctional Facility	State of Colorado	1,794	Medium	Correctional	Jun-23	(3) 1 year
Olney Springs, Colorado

Huerfano County Correctional Center	Idled 2010	752	Medium	Correctional	—	—
Walsenburg, Colorado

Kit Carson Correctional Center	Idled 2016	1,488	Medium	Correctional	—	—
Burlington, Colorado

Coffee Correctional Facility (E)	State of Georgia	2,312	Medium	Correctional	Jun-23	(11) 1 year
Nicholls, Georgia

Jenkins Correctional Center (E)	State of Georgia	1,124	Medium	Correctional	Jun-23	(12) 1 year
Millen, Georgia

Stewart Detention Center	ICE	1,752	Medium	Detention	Indefinite	—
Lumpkin, Georgia

Wheeler Correctional Facility (E)	State of Georgia	2,312	Medium	Correctional	Jun-23	(11) 1 year
Alamo, Georgia

Midwest Regional Reception Center	Idled 2021	1,033	Multi	Detention	—	—
Leavenworth, Kansas

Lee Adjustment Center	Commonwealth of	816	Multi	Correctional	Jun-25	(3) 2 year
Beattyville, Kentucky	Kentucky

Facility Name	Primary Customer	Design Capacity (A)	Security Level	Facility Type (B)	Term	Remaining Renewal Options (C)

Marion Adjustment Center	Idled 2013	826	Minimum/	Correctional	—	—
St. Mary, Kentucky			Medium

Prairie Correctional Facility	Idled 2010	1,600	Medium	Correctional	—	—
Appleton, Minnesota

Adams County Correctional Center	ICE	2,232	Medium	Detention	Aug-24	Indefinite
Adams County, Mississippi

Tallahatchie County Correctional Facility (F)	USMS	2,672	Multi	Correctional	Jun-24	Indefinite
Tutwiler, Mississippi

Crossroads Correctional Center (G)	State of Montana	664	Multi	Correctional	Jun-23	(3) 2 year
Shelby, Montana

Nevada Southern Detention Center	USMS	1,072	Medium	Detention	Sep-25	(1) 5 year
Pahrump, Nevada

Elizabeth Detention Center	ICE	300	Minimum	Detention	Aug-23	—
Elizabeth, New Jersey

Cibola County Corrections Center	USMS	1,129	Medium	Detention	Indefinite	—
Milan, New Mexico

Torrance County Detention Facility	ICE	910	Multi	Detention	May-24	Indefinite
Estancia, New Mexico

Lake Erie Correctional Institution (H)	State of Ohio	1,798	Medium	Correctional	Jun-32	Indefinite
Conneaut, Ohio

Northeast Ohio Correctional Center	State of Ohio	2,016	Medium	Correctional	Jun-32	Indefinite
Youngstown, Ohio

Cimarron Correctional Facility	USMS	1,600	Multi	Detention	Sep-23	Indefinite
Cushing, Oklahoma

Davis Correctional Facility (I)	State of Oklahoma	1,670	Multi	Correctional	Jun-23	—
Holdenville, Oklahoma

Diamondback Correctional Facility	Idled 2010	2,160	Multi	Correctional	—	—
Watonga, Oklahoma

Trousdale Turner Correctional Center	State of Tennessee	2,552	Multi	Correctional	Jun-26	—
Hartsville, Tennessee

West Tennessee Detention Facility	Idled 2021	600	Multi	Detention	—	—
Mason, Tennessee

Whiteville Correctional Facility (J)	State of Tennessee	1,536	Medium	Correctional	Jun-26	—
Whiteville, Tennessee

Facility Name	Primary Customer	Design Capacity (A)	Security Level	Facility Type (B)	Term	Remaining Renewal Options (C)

Eden Detention Center	USMS	1,422	Medium	Detention	Indefinite	—
Eden, Texas

Houston Processing Center	ICE	1,000	Medium	Detention	Aug-23	(7) 1 year
Houston, Texas

Laredo Processing Center	ICE	258	Minimum/	Detention	Jun-23	Indefinite
Laredo, Texas			Medium

South Texas Family Residential Center	ICE	2,400	—	Residential	Sep-26	Indefinite
Dilley, Texas

T. Don Hutto Residential Center	ICE	512	Medium	Detention	Jul-23	(7) 1 year
Taylor, Texas

Webb County Detention Center	ICE	480	Medium	Detention	Feb-23	Indefinite
Laredo, Texas

Safety - Managed Only:
Citrus County Detention Facility	Citrus County, FL	760	Multi	Detention	Sep-30	(2) 5 year
Lecanto, Florida

Lake City Correctional Facility	State of Florida	893	Medium	Correctional	Jun-24	Indefinite
Lake City, Florida

Hardeman County Correctional Facility	State of Tennessee	2,016	Medium	Correctional	Jun-24	—
Whiteville, Tennessee

South Central Correctional Center	State of Tennessee	1,676	Medium	Correctional	Jun-23	(1) 2 year
Clifton, Tennessee

Total design capacity for CoreCivic Safety Facilities		66,399

Facility Name	Primary Customer	Design Capacity (A)	Security Level	Facility Type (B)	Term	Remaining Renewal Options (C)

CoreCivic Community Facilities:

CAI Boston Avenue	State of California	120	—	Community	Jun-24	—
San Diego, California				Corrections

CAI Ocean View	BOP	483	—	Community	Aug-23	(3) 1 year
San Diego, California				Corrections

Adams Transitional Center	Adams County	102	—	Community	Jun-23	Indefinite
Denver, Colorado				Corrections

Arapahoe Community Treatment Center	Arapahoe County	135	—	Community Corrections	Jun-23	—
Englewood, Colorado

Centennial Community Transition Center	Arapahoe County	107	—	Community Corrections	Jun-23	—
Englewood, Colorado

Columbine Facility *	Idled 2020	60	—	Community	—	—
Denver, Colorado				Corrections

Commerce Transitional Center	Adams County	136	—	Community	Jun-23	Indefinite
Commerce City, Colorado				Corrections

Dahlia Facility	Denver County	120	—	Community	Jun-23	—
Denver, Colorado				Corrections

Longmont Community Treatment Center	Boulder County	69	—	Community Corrections	Jun-23	(1) 1 year and
Longmont, Colorado						(1) 6 month

South Raleigh Reentry Center	BOP	60	—	Community	Sep-23	(4) 1 year
Raleigh, North Carolina				Corrections

Oklahoma Reentry Opportunity Center	BOP	494	—	Community	Jan-24	(2) 1 year
Oklahoma City, Oklahoma				Corrections

Tulsa Transitional Center	Idled 2020	390	—	Community	—	—
Tulsa, Oklahoma				Corrections

Turley Residential Center	BOP	289	—	Community	Jan-24	(2) 1 year
Tulsa, Oklahoma				Corrections

Austin Residential Reentry Center	BOP	116	—	Community	Aug-23	(1) 1 year
Del Valle, Texas				Corrections

Austin Transitional Center	State of Texas	460	—	Community	Aug-23	—
Del Valle, Texas				Corrections

Corpus Christi Transitional Center	State of Texas	160	—	Community	Aug-23	(2) 2 year
Corpus Christi, Texas				Corrections

Facility Name	Primary Customer	Design Capacity (A)	Security Level	Facility Type (B)	Term	Remaining Renewal Options (C)

Dallas Transitional Center	State of Texas	300	—	Community	Aug-23	—
Hutchins, Texas				Corrections

El Paso Multi-Use Facility	State of Texas	360	—	Community	Aug-23	—
El Paso, Texas				Corrections

El Paso Transitional Center	State of Texas	224	—	Community	Aug-23	—
El Paso, Texas				Corrections

Fort Worth Transitional Center	State of Texas	248	—	Community	Aug-23	—
Fort Worth, Texas				Corrections

Ghent Residential Reentry Center	BOP	36	—	Community	Aug-23	(4) 1 year
Norfolk, Virginia				Corrections

James River Residential Reentry Center	BOP	84	—	Community Corrections	Aug-23	(4) 1 year
Newport News, Virginia

Cheyenne Transitional Center	State of Wyoming	116	—	Community	Jun-24	(2) 1 year and
Cheyenne, Wyoming				Corrections		(1) 1 year

Total design capacity for CoreCivic Community Facilities		4,669

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
(B)
We manage numerous facilities that have more than a single function (i.e., housing both long-term sentenced adult prisoners and pre-trial detainees). The primary functional categories into which facility types are identified were determined by the relative size of offender populations in a particular facility on December 31, 2022. If, for example, a 1,000-bed facility cared for 900 adult offenders with sentences in excess of one year and 100 pre-trial detainees, the primary functional category to which it would be assigned would be that of correctional facilities and not detention facilities. It should be understood that the primary functional category to which multi-user facilities are assigned may change from time to time.
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

CoreCivic Properties

Through our CoreCivic Properties segment, we owned 8 properties leased to government agencies. The following table includes certain information regarding each property.

Property Name	Primary Customer	Property Type (A)	Design Capacity	Square Footage	Lease Expiration	Remaining Renewal Options (B)

California City Correctional Center (C)	State of California	C	2,560	522,000	Mar-24	NA
California City, California

Augusta Transitional Center	State of	CC	230	29,000	Jun-23	NA
Augusta, Georgia	Georgia

Lansing Correctional Facility	State of Kansas	C	2,432	401,000	Jan-40	NA
Lansing, Kansas

Southeast Correctional Complex (D)	Commonwealth of	C	656	127,000	Jun-30	(5) 2 year
Wheelwright, Kentucky	Kentucky

Northwest New Mexico Correctional Center	State of New Mexico	C	596	188,000	Oct-24	(6) 3 year
Grants, New Mexico

North Fork Correctional Facility	State of Oklahoma	C	2,400	466,000	Jul-23	Indefinite
Sayre, Oklahoma

Roth Hall Residential Reentry Center *	City of Philadelphia,	CC	136	18,000	Apr-23	NA
Philadelphia, Pennsylvania	Pennsylvania

Walker Hall Residential Reentry Center *	City of Philadelphia,	CC	144	18,000	Apr-23	NA
Philadelphia, Pennsylvania	Pennsylvania
				1,769,000

*Held for Sale

(A)
C=Correctional; CC=Community Corrections.
(B)
Remaining renewal options represents the number of renewal options, if applicable, and the term of each option renewal.
(C)
On December 6, 2022, we received notice from the California Department of Corrections and Rehabilitation, or CDCR, of its intent to terminate the lease agreement for the facility by March 31, 2024, due to the state's declining inmate population.
(D)
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

Largest Private Owner of Correctional and Detention Facilities. As of December 31, 2022, we owned, or controlled via a long-term lease, approximately 14.6 million square feet of real estate, all used directly or indirectly by government agencies. Our complementary set of business assets provide critical infrastructure and services under contracts with federal, state, and local government agencies that generally have credit ratings of single-A or better, which also contributes to our steady, predictable cash flows.

In our CoreCivic Safety segment, we own, or control via a long-term lease, 12.3 million square feet of real estate used to provide innovative, comprehensive, flexible, turn-key correctional and detention services to federal, state and local government agencies. As of December 31, 2022, our CoreCivic Safety segment operated 44 facilities, 40 of which we owned, with a total design capacity of 66,399 beds, making us the nation's largest private prison owner and one of the largest prison operators in the United States. Eight facilities in our Safety segment, containing 8,699 beds, are currently idle and available for growth opportunities. Our CoreCivic Safety segment generated 84.1% of our total segment net operating income during 2022.

In our CoreCivic Community segment, we own, or control via a long-term lease, 0.5 million square feet of real estate representing, as of December 31, 2022, 23 residential reentry centers with a design capacity of 4,669 beds, making us the second largest community corrections owner and operator in the United States. Two of our residential reentry centers, containing 450 beds, were idle as of December 31, 2022, one of which was classified as held for sale. Our CoreCivic Community segment generated 3.9% of our total segment net operating income during 2022.

In our CoreCivic Properties segment, as of December 31, 2022, we owned 1.8 million square feet of real estate representing 8 properties that are leased to government agencies. Our CoreCivic Properties segment generated 12.0% of our total segment net operating income during 2022.

We believe our synergistic set of business segments, combined with our operating strategies, corrections-industry commitment to rehabilitation, extensive government relationships, and deep real estate expertise, provide us with a diversified platform for stable cash flows and sustainable growth, with multiple paths for organic expansions and acquisitions.

Pioneered Modern-Day Private Prisons. Through our CoreCivic Safety segment, we are the nation's largest private prison owner and one of the largest prison operators in the United States, which provides us significant credibility with our current and prospective clients. We believe we own, or control via a long-term lease, approximately 56% of all privately owned prison beds in the United States and manage nearly 38% of all privately managed prison beds in the United States. We pioneered modern-day private prisons with a list of notable accomplishments, such as:

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

Available Beds within Our Existing Facilities. We currently have 8,459 beds at seven prison facilities that are vacant and immediately available to use. We are actively engaged in marketing this available capacity as solutions to meet the needs of potential customers. Historically, we have been successful in identifying opportunities to utilize our inventory of available beds. For example, in the third quarter of 2020, we entered into a new contract under an inter-governmental service agreement, or IGSA, between the city of Cushing, Oklahoma and the USMS, to utilize our 1,600-bed Cimarron Correctional Facility in Oklahoma. We had previously announced our intention to idle the Cimarron facility during the third quarter of 2020, predominantly due to a lower number of inmate populations from the state of Oklahoma resulting from COVID-19, combined with the consequential impact of COVID-19 on the state of Oklahoma's budget. The new management contract commenced on September 15, 2020.

Available bed capacity can also be used for emergent needs. For example, during January 2020, we entered into an emergency ninety-day contract with the state of Mississippi to care for up to 375 inmates at our Tallahatchie County Correctional Facility, as the state of Mississippi was experiencing significant challenges in its correctional system. The state of Mississippi subsequently expanded the contract to 1,000 inmates during the second quarter of 2020, and extended the contract through April 2021, but no longer needed the capacity and transferred the inmates back to the State during the first quarter of 2021. This emergency contract exemplifies how critically important it is for state and federal partners to have access to our real estate assets and associated service offerings to meet their unexpected needs. Our Tallahatchie facility provided immediate capacity for the state of Mississippi to move a portion of its close-custody inmate population, which we believe quickly improved the safety and security of the inmates and of the state of Mississippi's correctional system.

Well-Established Community Corrections Platform. Through our CoreCivic Community segment, as of December 31, 2022, we had a network of 23 residential reentry centers containing a total of 4,669 beds. We offer housing and programs, with a key focus on employment, job readiness and life skills in order to help offenders successfully re-enter the community and reduce the risk of recidivism. We also provide non-residential correctional alternatives, including electronic monitoring and case management services, to municipal, county and state governments in multiple states. We expect to continue to pursue opportunities that expand the scope of non-residential correctional alternative solutions available to government agencies.

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

Flexible Real Estate Solutions. Through our CoreCivic Properties segment, as of December 31, 2022, we owned 8 properties leased to government agencies, totaling 1.8 million square feet. We have an extensive network of government relationships and the capability to manage and maintain complex properties, built over our 40-year history. In addition, we offer our customers an attractive portfolio of correctional, detention, and reentry facilities that can be leased for various needs as an alternative to providing "turn-key" correctional, detention, and residential reentry bed space and services to our government partners. In September 2021, we announced that we had entered into a three-year lease agreement with the state of New Mexico at our 596-bed Northwest New Mexico Correctional Center. We previously operated the Northwest New Mexico facility in our Safety segment under a contract with the state of New Mexico. The new lease agreement commenced on November 1, 2021 and includes extension options that could extend the term of the lease through October 31, 2041. We will retain responsibility for facility maintenance throughout the term of the lease. The lease of this facility, along with the lease of our 656-bed Southeast Correctional Complex to the KYDOC originating in 2019, the lease of our 2,400-bed North Fork Correctional Facility to the ODOC originating in 2016, and the lease of our California City Correctional Center to the CDCR originating in 2013, demonstrate our ability to react quickly to our partners' needs with innovative, flexible and cost-effective solutions. We previously operated these four correctional facilities for various state and federal partners. We intend to pursue additional opportunities to lease prison facilities to government and other third-party operators in need of correctional capacity.

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

With the extensively aged criminal justice infrastructure in the U.S. today, we also believe we can provide our "turn-key" services to public correctional systems in need of replacement capacity, growing our business without an overall increase in incarcerated populations. In December 2021, we were awarded a new management contract from the state of Arizona for up to 2,706 inmates at our 3,060-bed La Palma Correctional Center in Arizona. The state of Arizona closed an outdated public-sector prison and transferred the inmate populations from this prison and multiple other public-sector prisons to our La Palma facility. The transfer commenced in April 2022 and was substantially completed in the fourth quarter of 2022. Before the new award, the La Palma facility supported the mission of ICE by caring for approximately 1,800 detainees. We have also recently received inquiries about our capacity to accept transfers of offender populations from public-sector facilities because of the inability of our government partners to maintain adequate staffing levels to manage their facilities. As a private enterprise, we have the ability to respond more quickly to changing market conditions, and can offer various types of incentives to attract and retain correctional staff that are more difficult for government agencies to provide.

Attractive Real Estate Portfolio. As of December 31, 2022, the properties we owned or controlled represented 95% of our portfolio of 75 facilities. The weighted average age of our portfolio of facilities in our CoreCivic Safety, CoreCivic Community, and CoreCivic Properties segments is 23, 28, and 21 years, respectively. These valuable assets are located in areas with high barriers to entry, particularly due to the unique permitting and zoning requirements for these facilities. Further, the majority of our assets are constructed primarily of concrete and steel, generally requiring lower maintenance capital expenditures than other types of commercial properties.

We believe we are the largest developer of mission-critical, criminal justice center real estate projects over the past 15 years. We provide space and services under contracts with federal, state, and local government agencies that generally have credit ratings of single-A or better. In addition, a majority of our contracts have terms between one and five years, and we have experienced customer retention of approximately 95% at facilities we owned or controlled via long-term lease during the previous five years, which contributes to our relatively predictable and stable revenue base. This stream of revenue combined with our low maintenance capital expenditure requirement translates into steady, predictable cash flow.

Development and Expansion Opportunities. Although disrupted by the COVID-19 pandemic, several of our existing federal and state partners, as well as prospective state partners, have been experiencing growth in offender populations and overcrowded conditions, as well as an increase in violent crime. Governments are continuing to assess their need for correctional space in light of COVID-19, and several are continuing to consider alternative correctional capacity for their aged or inefficient infrastructure, or are seeking cost savings by utilizing the private sector, which could result in increased future demand for the solutions we provide. Competing budget priorities often impede our customers' ability to construct new prison beds of their own or update their older facilities, which we believe could result in further demand for private sector prison capacity solutions in the long-term. Over the long-term, we would like to see meaningful utilization of our available capacity and better visibility from our customers into their potential future needs before we develop new prison capacity on a speculative basis. We will, however, respond to customer demand and may develop or expand correctional and detention facilities when we believe potential long-term returns justify the capital deployment. With the extensively aged criminal justice infrastructure in the U.S. today, we also believe we can bring real estate solutions to government agencies like we did in connection with the construction of the Lansing Correctional Facility that was brought online in January 2020.

Increasing Financial Flexibility. Effective January 1, 2021, we revoked our election to be taxed as a REIT, and therefore, are subject to federal and state income taxes on our taxable income at applicable tax rates and are no longer entitled to a tax deduction for dividends paid. However, we believe this conversion in corporate tax structure improves our overall credit profile and will lower our overall cost of capital, as we are able to allocate our free cash flow toward the repayment of debt, which may include the purchase of our outstanding debt in open market transactions, privately negotiated transactions or otherwise. Any such debt repurchases will depend upon prevailing market conditions, our liquidity requirements, contractual requirements, applicable securities laws requirements, and other factors. Following our first priority of utilizing free cash flow to reduce debt, we expect to allocate a substantial portion of our free cash flow to returning capital to our shareholders, which could include share repurchases and future dividends. Any future dividend is subject to the BOD's determinations as to the amount of distributions and the timing thereof, as well as limitations under the Company's debt covenants. We were not able to implement a meaningful share repurchase program under the REIT structure without increasing our debt because a substantial portion of our free cash flow was required to satisfy the distribution requirements under the REIT structure. On May 2, 2022, the BOD approved a share repurchase program to purchase up to $150.0 million of our common stock. On August 2, 2022, the BOD increased the authorization to repurchase under the share repurchase program by up to an additional $75.0 million of our common stock, which resulted in a total aggregate authorized amount to repurchase up to $225.0 million of our common stock. Through December 31, 2022, we completed the repurchase of 6.6 million shares of our common stock at a total cost of $74.5 million, using cash on hand and cash provided by operations. For more information about the repurchases made under our share repurchase program, see "Part II, Item 5. Market For Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities – Issuer Purchases of Equity Securities."

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

As of December 31, 2022, we had cash on hand of $149.4 million and $233.2 million available under our New Revolving Credit Facility, which has borrowing capacity of up to $250.0 million. Our total weighted average effective interest rate on all outstanding debt was 7.1%, while our total weighted average maturity on all outstanding debt was 4.9 years. For the year ended December 31, 2022, our fixed charge coverage ratio was 3.2x and our debt leverage ratio was 3.2x. During the year ended December 31, 2022, we generated $153.6 million in cash through operating activities.

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

Since 2017, we have maintained a nationwide initiative to advocate for a range of government policies that will help former offenders successfully reenter society and stay out of prison. In 2020, we announced that we will publicly advocate at the federal and state levels for a slate of new policies that will help people succeed in their communities after being released from prison. Specifically, we pledged our support for Pell Grant Restoration, Voting Rights Restoration and Licensure Reform Policies. Also in 2020, we began a partnership with, and continue to invest in, Prison Fellowship, a leading advocate for criminal justice reform serving current and formerly incarcerated individuals and their family members. Through a network of programming and advocacy efforts, the organization seeks to effect positive change at every level of the criminal justice system. We have committed to a multi-year partnership in Prison Fellowship's Warden Exchange program, a residency and online professional development program that enables wardens to share reentry best practices and problem solve amongst a peer group. We believe that as successful as we may be with our work inside our facilities, offenders still face embedded societal barriers when they return to their communities. Through our strong commitment to community corrections and reentry programs, we offer our government partners additional long-term value. Our evidence-based reentry programs, including academic education, vocational training, substance abuse treatment, life skills training, and faith-based programming, are customizable based on partner needs and are applied utilizing best practices and/or industry standards. Our proprietary reentry process and cognitive/behavioral curriculum, "Go Further," promotes a comprehensive approach to addressing the barriers to a successful return to society. Through our efforts in community corrections and reentry programs, we can provide consistency and common standards across facilities. We can also serve multiple levels of government on an as-needed basis, all toward reaching the goal we share with our government partners of providing offenders with the opportunity to succeed when they are released, making our communities safer, and, ultimately, reducing recidivism.

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

Proven Senior Management Team. Our senior management team has applied their prior experience and diverse industry expertise to improve our operations, related financial results, and capital structure. Under our senior management team's leadership, we have successfully executed strategies to diversify our business and offer a broader range of solutions to government partners, created new business opportunities with customers that have not previously utilized the private corrections sector, completed several business combination transactions and corporate structure changes adapting to dynamic environments, and successfully completed numerous financing transactions.

ESG Accountability. In May 2022, we issued our fourth ESG report, which summarizes our impacts and aspirational goals across environmental, social, and governance topics. The report covers the year ended December 31, 2021, and details our commitment to reducing the national recidivism crisis through evidence-based practice in our reentry programs. In addition, the report covers progress in our human rights-related goals, including delivery of human rights training to more than 90% of continuing employees, delivery of human rights training to all members of our BOD and senior executives, and incorporation of human rights elements in over 20 pre-service training courses. The report also updates our stakeholders on the implementation of environmental-related initiatives, and describes shifting the focus of our energy/utilities management capital budget from LED lighting retrofits, which we completed in all CoreCivic Safety owned, operated and occupied facilities during 2022, to integrating water conservation and control measures in water-scarce regions. Additionally, the report summarizes our management approach and activities in topics including DE&I; political activity and contributions; supplier diversity; charitable giving; PREA compliance; ethics; and workforce rights, compensation, benefits and training.

The ESG report was prepared in accordance with the Global Reporting Initiative, or GRI, standards: Core option issued by the Global Sustainability Standards Board. GRI is an international independent standards organization created to help business, government and other organizations understand and communicate how their operations affect issues of global importance, such as human rights, corruption and climate change. In conducting the ESG materiality assessment contained in the report, we also considered many factors, including the United Nations Sustainable Development Goals, or UN SDGs, which were established in 2015 as a blueprint for addressing global societal challenges with measures that promote good health and well-being, clean and affordable energy, decent work and economic growth, climate action, and peace and justice.

The ESG report may be accessed on our website at www.corecivic.com/esg. The information included in the ESG report is not incorporated by reference into this Annual Report.

Human Capital

In order to fulfill our mission of providing high quality, compassionate treatment to all those in our care, we strive to attract, develop, and retain a diverse workforce of individuals who are driven by a deep sense of service, high standards of professionalism, and a responsibility to help government partners better the public good. The following information outlines the human capital strategies and initiatives designed to address the twin challenges of turnover and retention.

Demographics

Employees	2022	Hiring	2022
Total Employees	10,653	Total Hires	6,185
% Female	53%	% Female	55%
% People of Color or Under- represented Minorities (URM)	60%	% People of Color or Under- represented Minorities (URM)	62%
% Veterans	9%	% Veterans	9%
% Facility-level employees	94%	% Facility-level employees	99%

Leadership & Learning

We facilitate annual performance and career development discussions with all employees. These discussions consist of a continuous cycle of goal alignment, individual development planning, and performance and career reviews. In 2022, 93% of all employees received annual performance and career development reviews. To ensure our employees are empowered with feedback and developmental opportunities, we have enhanced our existing technology to better align performance, talent management, and development processes. This technology alignment seeks to create an environment where employees are able to participate in performance and development discussions throughout the year.

In addition, every year we facilitate talent review discussions to help assess potential and identify developmental opportunities within our leadership pipeline. Through these discussions, we continue to see opportunities for advancement for our existing workforce. Our 2022 talent reviews included all leaders except facility department heads who are only evaluated every other year. Of the 487 leaders assessed, 22% were identified for accelerated development, with 12% classified as "ready now" for advanced leadership responsibilities. Supervisors of the 88% of leaders who were not "ready now" received development resource guides with CoreCivic-specific ideas for experience, exposure, and education opportunities. Supervisors can use these resources to help those employees close the gap between their current performance and potential and the requirements for higher levels of responsibility and complexity.

In 2022, we widened the leadership candidate pipeline across lines of business and put more focus on development needs. The CoreCivic Leadership Experiences and Rotations program, or CLEAR, continues to yield positive results as a development mechanism for top talent. CLEAR is a two-year rotational development program designed to provide individuals identified during our talent management discussions with accelerated development opportunities through multiple, short-term experiences. The breadth of roles can vary across different career paths and are intended to develop the rising leader's readiness for targeted roles with higher levels of responsibility and complexity following successful completion of the program. In 2022, our first CLEAR cohort of three individuals completed their year-one rotations.

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

All CoreCivic employees are eligible to participate in various leadership and operational trainings. For example, through CoreCivic University, our employees can refine their current skills as well as learn new, valuable skills. To date, we have graduated 4,365 employees from CoreCivic University programs. For new and existing employees alike, we provide training that meets or exceeds ACA and government partner standards, including an average of 200 hours of pre-service and on-the-job training for new employees. We also require a minimum of 40 hours of annual in-service and specialty training for employees in our Safety and Community segments.

Culture & Employee Engagement

People are at the center of what we do. We believe that culture influences employee engagement. Therefore, we seek the perspectives of our employees through our periodic, full-census culture survey to help us enhance our culture and make the workplace more engaging. Across our organization, our leaders have developed more than 400 action items as a result of feedback from our most recent full culture survey.

In 2022, we conducted a pulse survey at the 20 facilities which had completed 75% or more of their original action plans. We saw improvement in every dimension of culture at those facilities. The top three dimensions where we saw the most improvement at multiple facilities included: Core Values, which increased by 31%; Team Orientation, which increased by 24%; and Empowerment, which increased by 35%.

We know that bringing out the best in our people is the greatest way to recruit, retain, and develop our employees. We continually work to create a culture of respect where we value everyone's differences, appreciate individual contributions, and support people so they reach their highest potential.

Diversity, Equity & Inclusion

We are proud of our diverse workforce. We recognize that employees come from many different backgrounds and that these differences are integral to how we view and experience the world. We believe that DE&I improves safety and security, drives quality, increases employee engagement, and provides greater accountability, all of which allow us to better serve the needs of our government partners and employees.

Our Chief Human Resources Officer and our Vice President of Talent, Organizational Development, and Diversity, Equity & Inclusion lead our strategic approach to DE&I. Our DE&I policies prohibit harassment and promote proactive efforts around DE&I initiatives. In accordance with federal contract requirements, we maintain affirmative action plans designed to recruit and advance underrepresented groups, including but not limited to, qualified minorities, women, persons with disabilities, and covered veterans.

We believe there are opportunities to further advance underrepresented groups at CoreCivic. We have made significant investments and strides in the development of an executive-endorsed company roadmap for our DE&I intended outcomes and established goals. We have communicated our plans to all leaders, employees, and the BOD. Additionally, we have taken steps towards achieving our stated DE&I goals (Create a Common DE&I Language, Create a Culture of Belongingness and Respect, and Create a Diverse Pipeline of Leadership Candidates) through the actions of our established DE&I Advisory Council. This DE&I Advisory Council includes a select team of CoreCivic employees representing our organization's diversity by gender, ethnicity, tenure, and geography. In 2022, upon the recommendation of the DE&I Advisory Council, we successfully launched pilot BRGs for women, military, and multicultural interests.

In collaboration with executives and senior leaders, we continued our focus on measuring the outcomes of our DE&I actions for continuous improvement. In 2022, we had a collective 97% completion rate for two new DE&I e-learnings, one tailored for our individual contributors and the other for leaders through Assistant Warden/Director. Seventeen new enterprise leaders completed Conscious Inclusion Training, a key initiative for us last year. We also continue to use a DE&I e-learning module as part of our pre-service and in-service curricula. We continued to refine governance for our DE&I strategy with accountability to enterprise executives and the BOD. We also collaborated with the Advancement of Women in Nashville to lead a discussion on DE&I for the second year in a row.

Hiring & Sustaining our Workforce

We are the largest employer in many of the areas in which our facilities are located. As such, we are committed to supporting and growing the local communities through our hiring and outreach efforts. Our long-term tenure in many of the communities we serve has provided stable careers and career growth opportunities to workforces in these areas. We provide equal opportunity employment to all candidates and follow the United States Department of Labor Office of Federal Contract Compliance Programs equal employment opportunity guidelines for hiring.

In 2022, we invested approximately $30.9 million in talent attraction efforts to reach prospective candidates, and we received over 66,400 job applications, an increase of 30% over 2021. For the past twelve consecutive years, CoreCivic has been recognized as a GI Jobs Military Friendly employer. For 2023, CoreCivic has been notified that we will once again receive awards for Military Friendly Employer, Military Friendly Spouse, Military Friendly Brand, and Military Friendly Supplier Diversity Program.

Compensation & Benefits

We utilize descriptive and prescriptive Human Capital analytics to align pay with our compensation strategy. We leverage these analytics to act on changing labor market conditions to assist us with our efforts to maintain market competitive wages. In addition, we evaluate internal pay equity though the use of job evaluation and market analyses that we then adjust for tenure, experience, location, performance, and other variables that can affect wages. We have experienced labor shortages and wage pressures in many markets across the country. During the third quarter of 2022, we provided wage increases to nearly all of our facility staff not covered by the McNamara-O'Hara Service Contract Act, which is applicable to our facilities with federal contracts, in order to remain competitive. Additionally, throughout the year we made out-of-cycle wage adjustments to maintain market competitiveness, often through collaboration with our government partners. In addition, we achieved higher staffing during 2022, as we made investments in staffing to prepare us to manage the increased number of residents we anticipate at our facilities once the remaining occupancy restrictions caused by the COVID-19 pandemic are removed. We expect to continue to invest in staffing resources during 2023, which may result in additional compensation and incremental expenses. The benefits of our investments in staffing may not be realized immediately or at all.

We offer multiple medical and wellness benefit plans, dental, vision, and disability income insurance, flexible spending accounts, and life and accidental death and dismemberment insurance. In addition, we provide our employees with paid time off and paid holidays. We also provide retirement benefits to our employees through a 401(k) retirement plan. To be eligible for most benefit plans, employees must be in a full-time position; certain exceptions apply, such as eligibility for the 401(k) retirement plan if the 401(k) retirement plan's service and hour requirements are met or at locations where the McNamara-O'Hara Service Contract Act applies.

Labor Relations

As of December 31, 2022, we employed 11,144 full- and part-time employees, including at our transportation and electronic monitoring subsidiaries, TransCor and Recovery Monitoring Solutions Corporation, respectively. Approximately 1,420 of our employees at eight of our facilities, or approximately 12.7% of our workforce, are represented by labor unions. All of our collective bargaining agreements contain no-strike clauses that bind the unions and the bargaining unit employees. Work stoppages at any of our facilities are exceedingly rare. In the opinion of management, overall employee relations are good. New executive orders, administrative rules and changes in National Labor Relations could increase organizing activity at locations where employees are currently not represented by a labor organization. Increases in organizational activity or any future work stoppages could have an adverse impact on our business, financial condition, or results of operations.

Employee Safety

We are committed to bettering the public good by making our facilities and communities safe for our team members, those under our care, and the public. In 2022, our "Team Safety" program continued initiatives to provide a safe environment and safe working conditions as reflected in our policies and procedures. We maintained our COVID-19 pandemic measures to keep our team members, those individuals under our care, and the public safe by following guidance from the CDC as well as local health standards. The residential nature of our business presents numerous challenges for frontline employees delivering critical services to our communities and partners. In 2022, we continued initiatives to provide provisions of PPE, paid leave for COVID-19 related needs above and beyond our existing paid leave benefits, specialized education and training, and advanced technology solutions. The additional paid leave for COVID-19 is supported by our existing paid leave benefits in accordance with state and federal guidelines.

Government Regulation

Business Regulations

The industry in which we operate is subject to extensive federal, state, and local regulations, including educational, health care, data privacy and security, transportation, telecommunications, and safety regulations, which are administered by many governmental and regulatory authorities. Some of the regulations are unique to the corrections industry, and some target private, for-profit entities by imposing location requirements, compliance requirements, elevated litigation risk and financial penalties only on private, for-profit correction and detention providers. Facility management contracts typically include specific staffing requirements, reporting requirements, supervision, and on-site monitoring by representatives of the contracting governmental agencies. Corrections and reentry personnel are customarily required to meet certain training standards and, in some instances, facility personnel are required to be licensed and subject to background investigation. Certain jurisdictions also require us to award subcontracts on a competitive basis or to subcontract with certain types of businesses, such as small businesses and businesses owned by members of minority groups. Our facilities are also subject to operational and financial audits by the governmental agencies with which we have contracts. In addition, our technological infrastructure is required by federal agencies to undergo a security compliance audit and provide security logs on a monthly basis. Failure to comply with these regulations and contract requirements can result in material penalties or non-renewal or termination of facility management contracts which could have a material effect on our financial position, results of operations and cash flows, or on our competitive position as a dependable government partner.

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

Additionally, we are subject to complex and evolving U.S. federal and state privacy laws and regulations, including those pertaining to the processing of personal data that may not be preempted by the HIPAA privacy and security standards, such as the California Consumer Privacy Act, or CCPA, and the California Privacy Rights Act, or CPRA, which amended CCPA and became fully effective in January 2023 and other state privacy laws in Colorado and Virginia (each of which go into effect in 2023). Many of these privacy laws and regulations and related interpretations are subject to uncertain application, interpretation or enforcement standards that could result in claims against us, extensive changes to our business practices, systems and operational processes, including our data processing and security systems, penalties, increased operating costs or other impacts on our businesses. Many of the recently enacted laws often provide for civil penalties for violations, as well as a private right of action for data breaches and non-compliance with such laws that may increase data breach litigation and/or our susceptibility to fines or penalties from a regulator. Further, while we are using internal and external resources to monitor compliance with and to continue to modify our data processing practices and policies in order to comply with evolving privacy laws, relevant regulatory authorities could disagree with our interpretation of these laws and determine that our data processing practices fail to address all the requirements of certain new laws, which could subject us to penalties and/or litigation. In addition, there is no assurance that our security controls over personal data, the training of employees and vendors on data privacy and data security, and the policies, procedures and practices we implemented or may implement in the future will prevent the improper disclosure of personal data. Improper use or disclosure of personal data in violation of HIPAA, the CCPA, CPRA and/or of other personal data protection laws could harm our reputation, cause loss of consumer confidence, subject us to government enforcement actions (including fines), or result in private litigation against us, which could result in loss of revenue, increased costs, liability for monetary damages, fines and/or criminal prosecution, all of which could have a material effect on our financial position, results of operations and cash flows, or on our competitive position as a dependable government partner.

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

Insurance

We maintain general liability insurance for all the facilities we operate, as well as insurance in amounts we deem adequate to cover property and casualty risks, employee health, workers' compensation, automobile liability, cybersecurity, and directors and officers liability. In addition, each of our leases with third parties provides that the lessee will maintain insurance on each leased property under the lessee's insurance policies providing for the following coverages: (i) fire, vandalism, and malicious mischief, extended coverage perils, and all physical loss perils; (ii) comprehensive general public liability (including personal injury and property damage); and (iii) workers' compensation. Under each of these leases, we have the right to periodically review our lessees' insurance coverage and provide input with respect thereto.

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

On January 26, 2021, President Biden issued the Private Prison EO. The Private Prison EO directs the Attorney General to not renew DOJ contracts with privately operated criminal detention facilities. Two agencies of the DOJ, the BOP and the USMS utilize our services. The BOP houses inmates who have been convicted, and the USMS is generally responsible for detainees who are awaiting trial. The BOP has experienced a steady decline in inmate populations over the last decade, a trend that was accelerated by the COVID-19 pandemic. Our remaining prison contract with the BOP at the 1,978-bed McRae Correctional Facility expired on November 30, 2022 and was not renewed. This contract accounted for 2% ($37.8 million) and 2% ($40.6 million) of our total revenue for the twelve months ended December 31, 2022 and 2021, respectively. We completed the sale of the McRae facility in August 2022 to the Georgia Building Authority, and entered into an agreement to lease the facility through November 2022 to allow us to fulfill our obligations to the BOP. The Private Prison EO only applies to agencies that are part of the DOJ, which includes the BOP and USMS. ICE facilities are not covered by the Private Prison EO, as ICE is an agency of the DHS, not the DOJ, although it is possible that the federal government could choose to take similar action on ICE facilities in the future. For the twelve months ended December 31, 2022, USMS and ICE accounted for 22% ($403.9 million) and 29% ($527.3 million), respectively, of our total revenue. For the twelve months ended December 31, 2021, USMS and ICE accounted for 23% ($433.6 million) and 30% ($552.2 million), respectively, of our total revenue.

Unlike the BOP, the USMS does not own detention capacity and relies on the private sector, along with various government agencies, for its detainee population. The USMS has been advised by the Office of the Deputy Attorney General not to renew existing contracts, or enter into new contracts for private detention facilities. During the second quarter of 2021, we had direct contracts with the USMS for up to 992 detainees at our 2016-bed Northeast Ohio Correctional Center and for up to approximately 96 detainees at our 664-bed Crossroads Correctional Center in Montana that expired and were not renewed. On May 28, 2021, we entered into a new three-year contract with Mahoning County, Ohio to utilize up to 990 beds at our Northeast Ohio Correctional Center. Mahoning County is responsible for County inmates and federal detainees, including USMS detainees, and the County is using the Northeast Ohio facility to address its population needs. During the third quarter of 2021, we entered into an amendment to the contract with the state of Montana to utilize all of the capacity at the Crossroads Correctional Center, including the space vacated by the USMS, and to extend the existing contract to June 30, 2023, with additional renewal options by mutual agreement through August 31, 2029. We had a direct contract with the USMS to care for detainees at our 600-bed West Tennessee Detention Facility that expired on September 30, 2021 and was not renewed. In addition, we had a direct contract with the USMS to care for detainees at our 1,033-bed Midwest Regional Reception Center (formerly known as the Leavenworth Detention Center) that expired on December 31, 2021 and was not renewed. We are actively marketing the West Tennessee Detention Facility and the Midwest Regional Reception Center to other government agencies. However, we can provide no assurance that we will be able to reach agreements for the utilization of these facilities.

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

Immigration reform laws are currently a focus for legislators and politicians at the federal, state, and local level. Legislation has been passed in California and New Jersey, where we operate detention facilities, as well as Maryland, Illinois, Oregon and Washington, that would prohibit state agencies from contracting to detain immigrants in civil cases with ICE and private detention facilities. In addition, legislation has been proposed in New Mexico and Colorado, where we own facilities, that would prohibit state agencies from contracting to detain immigrants in civil cases with ICE and private detention facilities. During 2022, the Ninth Circuit Court of Appeals ruled that California's legislation violated the Supremacy Clause of the U.S. Constitution, which generally prohibits states from interfering with the enforcement of federal laws and the federal government's exercise of its constitutional powers.

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

While a substantial portion of our cost structure is fixed, a substantial portion of our revenue is generated under facility ownership and management contracts that specify per diem payments based upon daily or minimum guaranteed occupancy levels. We are dependent upon the governmental agencies with which we have contracts to provide offenders for facilities we operate. We cannot control occupancy levels at the facilities we operate. We do not lobby or advocate for any policies that determine the basis for or duration of an individual's incarceration or detention. Under a per diem rate structure, a decrease in our occupancy rates could cause a decrease in revenue and profitability. For the years 2022, 2021, and 2020, the average compensated occupancy of our facilities, based on rated capacity, was 70%, 72%, and 74%, respectively, for all of the facilities we operated, exclusive of facilities that are leased to third-party operators where our revenue is generally not based on daily occupancy. Occupancy rates may, however, decrease below these levels in the future, including as a result of COVID-19 and Title 42. When combined with relatively fixed costs for operating each facility, a decrease in occupancy levels could have an adverse impact on our profitability.

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

Efforts to reduce the U.S. federal deficit could adversely affect our liquidity, results of operations and financial condition.

Any reductions in government spending in an effort to reduce the U.S. federal deficit could result in a reduction in the utilization of our services or additional pricing pressure. Further, there is ongoing uncertainty regarding the federal budget and federal spending levels, including the possible impacts of a failure to increase the “debt ceiling.” Any U.S. government default on its debt could have broad macroeconomic effects that could, among other things, raise our borrowing costs. Any future shutdown of the federal government or failure to enact annual appropriations could also have a material adverse impact on our liquidity, results of operations and financial condition.

The COVID-19 pandemic has had, and we expect could continue to have, certain negative effects on our business, and such effects may have a material adverse effect on our results of operations, financial condition and cash flows.

The public health crisis caused by the COVID-19 pandemic and the unprecedented measures taken by United States federal, state and local government authorities in an effort to contain and mitigate the spread of COVID-19, have had, and we expect could continue to have, certain negative effects on our business, including, without limitation, the following:

•
The decision imposed by the federal government to deny entry at the United States southern border to asylum-seekers and anyone crossing the United States southern border without proper documentation or authority in an effort to contain the spread of COVID-19 under Title 42 has resulted in a reduction in ICE populations, including in our detention facilities. Litigation challenging the policy of denying entry at the United States southern border to asylum-seekers and anyone crossing the border without proper documentation or authority continues. On April 1, 2022, the CDC issued a Public Health Determination terminating Title 42 with an effective date of May 23, 2022. However, on April 25, 2022, a federal judge issued a temporary restraining order blocking the termination of Title 42, and on May 20, 2022, ruled that the Biden administration violated administrative law when it announced that it planned to cease Title 42. On November 15, 2022, another federal judge ruled that expulsions under Title 42 were a violation of the Administrative Procedure Act, noting that Title 42 was an "arbitrary and capricious" violation of the Act, requiring the federal government to process all asylum seekers under applicable immigration law in effect prior to the implementation of Title 42. However, on December 19, 2022, the Supreme Court temporarily maintained Title 42, and on December 27, 2022, granted a temporary stay on the cessation of Title 42, while it considers an appeal by a group of states seeking to continue Title 42.
•
We have had positive COVID-19 cases at our facilities. We continue to take measures to protect our employees and those entrusted to our care, which have included, but are not limited to, enhanced hygiene practices, the suspension or restriction of visitation policies (after consultation with our government partners), following guidance provided by the CDC for Correctional and Detention Facilities, following national and local health standards, and the separation of vulnerable inmate populations from the rest of the inmate population for their protection, and have been subjected to certain occupancy restrictions that continue for certain government partners, which has had and continues to have a negative impact on our revenue.
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

We typically enter into facility contracts with governmental entities for terms of up to five years, with additional renewal periods at the option of the contracting governmental agency. Notwithstanding any contractual renewal option of a contracting governmental agency, 38 of our facility contracts with the customers listed under "Business – Facility Portfolio" are currently scheduled to expire on or before December 31, 2023 but have renewal options (25), or are currently scheduled to expire on or before December 31, 2023 and have no renewal options (13). Although we generally expect these customers to exercise renewal options or negotiate new contracts with us, one or more of these contracts may not be renewed and we may not be able to negotiate a new contract on favorable terms or at all with the corresponding governmental agency. In addition, these and any other contracting agencies may determine not to exercise renewal options with respect to any of our contracts in the future. Our government partners can also re-bid contracts in a competitive procurement process upon termination or non-renewal of our contract. Competitive re-bids may result from the expiration of the term of a contract, including the initial term and any renewal periods, or the early termination of a contract. Competitive re-bids are often required by applicable federal or state procurement laws periodically in order to further competitive pricing and other terms for the government agency. The aggregate revenue earned during the year ended December 31, 2022 for the 38 contracts with scheduled maturity dates, notwithstanding contractual renewal options, on or before December 31, 2023 was $645.8 million, or 35% of total revenue.

Additionally, on January 26, 2021, President Biden issued the Private Prison EO. The Private Prison EO directs the Attorney General to not renew DOJ contracts with privately operated criminal detention facilities. Two agencies of the DOJ, the BOP and the USMS utilize our services. The BOP houses inmates who have been convicted, and the USMS is generally responsible for detainees who are awaiting trial. The BOP has experienced a steady decline in inmate populations over the last decade, a trend that was accelerated by the COVID-19 pandemic. Our remaining prison contract with the BOP at the 1,978-bed McRae Correctional Facility expired on November 30, 2022 and was not renewed. This contract accounted for 2% ($37.8 million) and 2% ($40.6 million) of our total revenue for the twelve months ended December 31, 2022 and 2021, respectively. We completed the sale of the McRae facility in August 2022 to the Georgia Building Authority, and entered into an agreement to lease the facility through November 2022 to allow us to fulfill our obligations to the BOP. The Private Prison EO only applies to agencies that are part of the DOJ, which includes the BOP and USMS. ICE facilities are not covered by the Private Prison EO, as ICE is an agency of the DHS, not the DOJ, although it is possible that the federal government could choose to take similar action on ICE facilities in the future. For the twelve months ended December 31, 2022, USMS and ICE accounted for 22% ($403.9 million) and 29% ($527.3 million), respectively, of our total revenue. For the twelve months ended December 31, 2021, USMS and ICE accounted for 23% ($433.6 million) and 30% ($552.2 million), respectively, of our total revenue.

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

On December 6, 2022, we received notice from the CDCR of its intent to terminate the lease agreement for our 2,560-bed California City Correctional Center by March 31, 2024, due to the state's declining inmate population. The lease agreement is fully funded through the state of California's current fiscal year ending June 30, 2023. Funding for the lease of the facility for the 2024 fiscal year, beginning July 1, 2023, will be determined in the California legislature in the first half of 2023 as part of the annual budget process. As part of this process, we plan to engage with the state of California regarding the continued utilization of the California City facility by the CDCR. However, we can provide no assurance that we will be successful in reaching an agreement for the utilization of the facility beyond June 30, 2023. Rental revenue generated from the CDCR at the California City facility was $34.0 million, $33.3 million, and $32.8 million for the twelve months ended December 31, 2022, 2021, and 2020 respectively.

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

Based on information available as of the date of this Annual Report, other than the previously mentioned lease agreement with the CDCR for our California City facility, we believe we will renew all other contracts with our government partners that have expired or are scheduled to expire within the next twelve months that could have a material adverse impact on our financial statements. We believe our renewal rate on existing contracts remains high due to a variety of reasons including, but not limited to, the constrained supply of available beds within the U.S. correctional system, our ownership of the majority of the beds we operate, and the cost effectiveness of the services we provide. However, we cannot assure that we will continue to achieve such renewal rates in the future.

Our ability to secure new contracts to develop and manage correctional, detention, and residential reentry facilities depends on many factors outside our control.

Our growth is generally dependent upon our ability to obtain new contracts to develop and manage correctional, detention, and residential reentry facilities. This possible growth depends on a number of factors we cannot control, including crime rates and sentencing patterns in various jurisdictions, governmental budgetary constraints, and governmental and public acceptance of privatization. The demand for our facilities and services could be adversely affected by the relaxation of enforcement efforts, the expansion of alternatives to incarceration and detention, leniency in conviction or parole standards and sentencing practices through the decriminalization of certain activities that are currently proscribed by criminal laws. For instance, any changes with respect to drugs and controlled substances or illegal immigration could affect the number of persons arrested, convicted, and sentenced, thereby potentially reducing demand for correctional or detention facilities to house them. Immigration reform laws are currently a focus for legislators and politicians at the federal, state, and local level. Legislation has also been proposed in numerous jurisdictions that could lower minimum sentences for some non-violent crimes and make more inmates eligible for early release based on good behavior. On December 21, 2018, President Trump signed legislation, known as The First Step Act, that reduces sentences for first-time offenders in possession of a gun when committing a crime, eliminates mandating life-time sentences for three-time offenders, provides judges more discretion in crafting sentences for some drug-related offenses, and allows offenders to seek a retroactive reduction in sentences affected by the disparity in the sentences for crack and powder cocaine cases narrowed by the Fair Sentencing Act of 2010. (Although, under long-standing policy, CoreCivic does not draft, lobby for, promote, or in any way take a position on policies that determine the basis or duration of an individual's incarceration or detention, CoreCivic supported adoption of The First Step Act because the legislation aligns with our publicly stated commitment to advocate for a range of recidivism-reducing policies by providing additional resources to help ensure that incarcerated individuals are given the best possible chance to successfully return to their communities and stay out of prison.) Also, the expansion of alternatives to incarceration and detention, such as electronic monitoring or the use of other technologies, may reduce the number of offenders who would otherwise be incarcerated or detained. Similarly, reductions in crime rates, increases in resources dedicated to preventing crime, reduced funding for law enforcement, or strained law enforcement resources could lead to a reduction in arrests, which could lead to a decrease in convictions and sentences requiring incarceration at correctional facilities.

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

In September 2014, we signed an amended agreement to provide at the South Texas Family Residential Center safe and humane residential housing, as well as educational opportunities, to women and children (but no unaccompanied children) under the custody of ICE, who are awaiting their due process before immigration courts. In October 2016, we entered into an amended agreement that extended the term of the 2014 agreement through September 2021. The term of the amended agreement was further extended in September 2020, from September 2021 to September 2026. ICE has modified the mission at this facility in the past, for example, to authorize two parent family units. During the fourth quarter of 2021, ICE suspended the placement of children at this facility, but continues to use the facility under the Family Residential Standards for people claiming asylum because the facility design provides flexibility for unique needs of various residential populations. Depending on the demands at the southern border, ICE could again in the future place accompanied children at this facility for residential services. Providing family residential services, particularly to children, subjects us to unique risks such as unanticipated increased costs and litigation that could materially adversely affect our business, financial condition, or results of operations. For example, the contract mandates resident-to-staff ratios that are higher than our typical contract, requires services unique to this contract, and limits the use of security protocols and techniques typically utilized in correctional and detention settings. These operational risks and others associated with privately managing this type of residential facility could result in higher costs associated with staffing and lead to increased litigation.

Numerous lawsuits, to which we are not a party, have challenged the government's policy of detaining migrant families, and government policies with respect to family immigration may impact the demand for the South Texas Family Residential Center. Any court decision or unrelated government action that impacts our existing contract for the South Texas Family Residential Center could materially affect our cash flows, financial condition, and results of operations. During 2022, 2021, and 2020, revenues at this facility were $156.5 million, $159.9 million, and $168.0 million, respectively.

We may incur significant start-up and operating costs on new contracts before receiving related revenues, which may impact our cash flows and not be recouped.

When we are awarded a contract to provide or manage a facility, we may incur significant start-up and operating expenses, including the cost of constructing the facility, purchasing equipment and staffing the facility, before we receive any payments under the contract. We may also experience a disruption in cash flows when transitioning from one contract to another. For example, during 2022, as a result of a new contract award from the state of Arizona for up to 2,706 inmates, we transitioned the population at our 3,060-bed La Palma Correctional Center from ICE detainees to inmates from the state of Arizona, which resulted in the disruption of earnings and cash flows until the occupancy of inmates from the state of Arizona reached stabilization. Disruptions like these could result in a significant reduction in our cash reserves and may make it more difficult for us to meet other cash obligations. In addition, a contract may be terminated prior to its scheduled expiration, and as a result, we may not recover these expenditures or realize any return on our investment.

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

Governmental agencies with which we contract have the authority to audit and investigate our contracts with them. As part of that process, government agencies may review our performance of the contract, our pricing practices, our cost structure and our compliance with applicable performance requirements, laws, regulations and standards. The regulatory and contractual environment in which we operate is complex and many aspects of our operations remain subject to manual processes and oversight that make compliance monitoring difficult and resource intensive. A governmental agency audit, review or investigation could result in a request to cure a performance or compliance issue, and if we are unable to, or otherwise fail to do so, the failure could lead to the imposition of monetary penalties or revenue deductions, or the termination of the contract in question and/or other contracts that we have with that governmental agency. Similarly, for contracts that actually or effectively provide for certain reimbursement of expenses, if an agency determines that we have improperly allocated costs to a specific contract, we may not be reimbursed for those expenses, and we could be required to refund the amount of any such expenses that have been reimbursed or pay liquidated damages. If a government audit asserts improper or illegal activities by us, we may be subject to civil and criminal penalties and administrative sanctions, including termination of contracts, forfeitures of profits, suspension of payments, fines and suspension or disqualification from doing business with certain government entities. In addition to the potential civil and criminal penalties and administrative sanctions, any adverse determination with respect to contractual or regulatory violations could negatively impact our ability to bid in response to Requests for Proposals, or RFPs, in one or more jurisdictions.

Failure to comply with facility contracts or with unique and increased governmental regulation could result in material penalties or non-renewal or termination of noncompliant contracts or our other contracts to provide or manage correctional, detention, and residential reentry facilities.

The industry in which we operate is subject to extensive federal, state, and local regulations, including educational, environmental, health care, data privacy, transportation, telecommunications, and safety regulations, which are administered by many regulatory authorities. Some of the regulations are unique to the corrections industry, some target private, for-profit entities by imposing location requirements, compliance requirements, elevated litigation risk and financial penalties only on private, for-profit correction and detention providers, and some are unique to government contractors. The combination of regulations we face is unique and complex. Facility management contracts typically include reporting requirements, supervision, and on-site monitoring by representatives of the contracting governmental agencies. Corrections and reentry personnel are customarily required to meet certain training standards and, in some instances, facility personnel are required to be licensed and subject to background investigation. Certain jurisdictions also require us to award subcontracts on a competitive basis or to subcontract with certain types of businesses, such as small businesses and businesses owned by members of minority groups. Our facilities are also subject to operational and financial audits by the governmental agencies with which we have contracts. Federal regulations also require federal government contractors like us to self-report evidence of certain forms of misconduct. We may not always successfully comply with these regulations and contract requirements, and failure to comply can result in material penalties, including financial penalties, non-renewal or termination of noncompliant contracts and/or our other facility contracts, exclusion from new contract procurement or RFP bidding, and suspension or debarment from contracting with certain government entities.

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

We currently derive, and expect to continue to derive, a significant portion of our revenues from a limited number of governmental agencies. The three primary federal governmental agencies with correctional and detention responsibilities, ICE, the USMS, and the BOP accounted for 54% of our total revenues for the year ended December 31, 2022 ($994.6 million). For the year ended December 31, 2022, ICE, USMS, and the BOP accounted for 29% ($527.3 million), 22% ($403.9 million), and 3% ($63.4 million), respectively, of our total revenue. Although the revenue generated from each of these agencies is derived from numerous management contracts and various types of properties, i.e. correctional, detention, and reentry, the loss or substantial reduction in value of one or more of such contracts could have a material adverse impact on our financial condition, results of operations, and cash flows. We expect to continue to depend upon federal agencies, including ICE and the USMS, and a relatively small group of other governmental customers for a significant percentage of our revenues.

Additionally, the Private Prison EO issued by President Biden on January 26, 2021, directs the Attorney General to not renew DOJ contracts with privately operated criminal detention facilities. Two agencies of the DOJ, the BOP and the USMS utilize our services. The BOP houses inmates who have been convicted, and the USMS is generally responsible for detainees who are awaiting trial. The BOP has experienced a steady decline in inmate populations over the last decade, a trend that has been accelerated by the COVID-19 pandemic. Our remaining prison contract with the BOP at the 1,978-bed McRae Correctional Facility expired on November 30, 2022 and was not renewed. This contract accounted for 2% ($37.8 million) and 2% ($40.6 million) of our total revenue for the twelve months ended December 31, 2022 and 2021, respectively. We completed the sale of the McRae facility in August 2022 to the Georgia Building Authority, and entered into an agreement to lease the facility through November 2022 to allow us to fulfill our obligations to the BOP. The Private Prison EO only applies to agencies that are part of the DOJ, which includes the BOP and USMS. ICE facilities are not covered by the Private Prison EO, as ICE is an agency of the DHS, not the DOJ, although it is possible that the federal government could choose to take similar action on ICE facilities in the future.

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

As previously mentioned herein, revenue from our South Texas Family Residential Center was $156.5 million in 2022, $159.9 million in 2021, and $168.0 million in 2020. The loss or reduction in value of this contract, whether due to change in mission, legal challenges, or change in government policy, could have an adverse impact on our financial condition, results of operations, and cash flows.

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

We have experienced labor shortages and wage pressures in many markets across the country, and have provided customary inflationary wage increases to remain competitive, including increases to most of our facility staff during July of the last three years since the COVID-19 pandemic started. Recruiting has been particularly challenging during the pandemic due to the front-line nature of the services we provide, and the shortage of nursing staff across the country has intensified as a result of the COVID-19 pandemic, resulting in a significant increase in registry nursing expenses. The challenges of recruiting and retaining staff, including nursing, has been and could continue to be exacerbated by actions taken or contemplated to be taken by government authorities intended to mitigate the spread of COVID-19 such as health and safety directives or other requirements that apply to us and our facilities. Further, we have incurred, and expect to continue to incur, incremental expenses to help ensure sufficient staffing levels under unique and challenging working conditions. In addition, we achieved higher staffing during 2022, as we made investments in staffing to prepare us to manage the increased number of residents we anticipate at our facilities once the remaining occupancy restrictions caused by the COVID-19 pandemic are removed. We expect to continue to invest in staffing resources during 2023, which may result in additional compensation and incremental expenses. Incremental expenses include, but may not be limited to, incentive payments to our front-line and field staff, temporary employee housing expenses and other travel related reimbursements, additional paid time off, off-cycle wage increases in certain markets to remain competitive, further increases in registry nursing expenses, as well as expenses to procure personal protective equipment and other supplies.

Most federal, state and partner mandates related to COVID-19 vaccination, testing, and preventative measures as applied to our workforce have been lifted or significantly relaxed. However, as federal and state agencies with oversight in areas where we operate review and adopt more permanent measures to address the continuing and future potential threat of airborne infections in work environments, it is possible that compliance with future mandates may impose additional compliance and other costs. The requirements could also result in attrition, including attrition of qualified personnel, and difficulty securing future labor needs, which could materially and adversely affect our results of operations, financial condition and cash flows.

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

As of December 31, 2022, we employed 11,144 full- and part-time employees, including at our transportation and electronic monitoring subsidiaries, TransCor and Recovery Monitoring Solutions Corporation, respectively. Approximately 1,420 of our employees at eight of our facilities, or approximately 12.7% of our workforce, are represented by labor unions. All of our collective bargaining agreements contain no-strike clauses that bind the unions and the bargaining unit employees. Work stoppages at any of our facilities are exceedingly rare. In the opinion of management, overall employee relations are good. New executive orders, administrative rules and changes in National Labor Relations could increase organizing activity at locations where employees are currently not represented by a labor organization. Increases in organizational activity or any future work stoppages could have an adverse impact on our business, financial condition, or results of operations.

We are subject to legal proceedings associated with owning and managing correctional, detention, and residential reentry facilities. Our ownership and management of correctional, detention, and residential reentry facilities, and the provision of inmate transportation services by a subsidiary, expose us to potential third-party claims or litigation by prisoners or other persons relating to personal injury, illness, or other damages resulting from contact with a facility, its managers, personnel or other prisoners, including damages arising from a prisoner's escape from, or a disturbance or riot at, a facility we own or manage, from the misconduct of our employees, or the failure to prevent or detect the introduction of contraband and prohibited substances. To the extent the events serving as a basis for any potential claims are alleged or determined to constitute illegal or criminal activity, we could also be subject to criminal liability. Such liability could result in significant monetary fines and could affect our ability to bid on future contracts and retain our existing contracts. In addition, as an owner of real property, we may be subject to a variety of proceedings relating to personal injuries of persons at such facilities. The claims against our facilities may be significant and may not be covered by insurance. Even in cases covered by insurance, our deductible (or self-insured retention) may be significant.

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

Many of our facility contracts provide for fixed fees or fees that increase by only small amounts during their terms. If, due to inflation or other causes, our operating expenses, such as wages and salaries of our employees, insurance, medical, and food costs, increase at rates faster than increases, if any, in our revenues, then our profitability would be adversely affected. We have experienced increases in personnel costs and expect the labor market to remain challenging, which could have a material adverse effect on our operations. See "Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations and Management's Discussion and Analysis of Financial Condition and Results of Operations – Inflation."

We depend in part on the performance and capabilities of third parties with whom we have commercial relationships.

We maintain business relationships with key partners, suppliers, channel partners and other parties that have complementary products, services or skills. We depend, in part, on the performance and capabilities of these third parties and on the financial condition of, and our relationship with, distributors and other indirect channel partners, which can affect our capacity to effectively and efficiently serve current and potential government partners. Additionally, cost inflation and supply chain disruptions may lead to higher labor and other costs, as well as an inability to procure products needed to deliver the services we provide, which could adversely affect our results of operations.

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

If our suppliers fail to supply, in a timely manner, electronic monitoring products that meet our quantity, quality, cost requirements, or technical specifications, we may not be able to access alternative sources of these products within a reasonable period of time or at commercially reasonable rates. A reduction or interruption in the supply of such products, or a significant increase in the price of such products, including as a result of supply chain delays, could have an adverse impact on our marketing and sales initiatives, which could adversely affect our financial condition and results of operations. In addition, contracts with such suppliers may not continue to be available on acceptable terms or at all.

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

The primary risk we face for asset impairment charges is associated with real estate that we own. As of December 31, 2022, we had $2.2 billion in property and equipment, including $202.1 million in long-lived assets at eight idled CoreCivic Safety facilities and two idled CoreCivic Community facilities. We can provide no assurance that we will be able to secure agreements to utilize our idle properties, or that we will not incur impairment charges in the future.

Certain of our facilities are subject to options to purchase and reversions. Ten of our facilities are subject to an option to purchase by certain governmental agencies. Such options are exercisable by the corresponding contracting governmental entity generally at any time during the term of the respective facility contract. Certain of these purchase options are based on the depreciated book value of the facility, which essentially could result in the transfer of ownership of the facility to the governmental agency at the end of the life used for accounting purposes, while other options to purchase are exercisable at prices below fair market value. See "Business – Facility Portfolio." If any of these options are exercised, there exists the risk that we will be unable to invest the proceeds from the sale of the facility in one or more properties that yield as much cash flow as the property acquired by the government entity. In addition, in the event any of these options is exercised, there exists the risk that the contracting governmental agency will terminate the management contract associated with such facility. For the year ended December 31, 2022, the ten facilities currently subject to these options generated $325.7 million in revenue (17.7% of total revenue) and incurred $274.4 million in operating expenses.

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

Components of our business depend significantly on effective information systems and technologies, some of which are provided and/or maintained by third parties. As with all companies that utilize information systems, we are vulnerable to negative impacts to our business if the operation of those systems malfunctions or experiences errors, interruptions or delays, or certain information contained therein is compromised. As a matter of course, we may store or process the personal information of offenders, employees and other persons as required to provide our services and such personal information or other data may be hosted or exchanged with our government partners and other third-party providers. While we employ industry standard administrative, technical and physical safeguards designed to protect the integrity and security of personal data we collect or process, despite the security measures we have in place, and any additional measures we may implement in the future, our facilities and systems, and those of our third-party service providers, could be vulnerable to service interruptions, outages, cyber-attacks and security breaches and incidents, human error, earthquakes, hurricanes, floods, pandemics, fires, other natural disasters, power losses, disruptions in telecommunications services, fraud, military or political conflicts (including the war between Ukraine and Russia), terrorist attacks and other geopolitical unrest, computer viruses, ransomware, and other malicious software, changes in social, political, or regulatory conditions or in laws and policies, or other changes or events. For example, several well-known companies have recently disclosed high-profile security breaches involving sophisticated and highly targeted attacks on their company's infrastructure or their customers' data, which were not recognized or detected until after such companies had been affected notwithstanding the preventive measures they had in place. In addition, since Russia's invasion of Ukraine, many companies have experienced heightened cybersecurity risks. Any security breach or event resulting in the interruption, delay or failure of our services or information systems, or the misappropriation, loss, or other unauthorized disclosure of personal data or confidential information, including confidential information about our employees, whether by us directly or our third-party service providers, could damage our reputation, expose us to the risks of litigation and liability, result in significant monetary penalties and/or regulatory actions for violation of applicable laws or regulations, disrupt our business and result in significant costs for investigation and notification regarding the event and remedial measures to prevent future occurrences and mitigate past violations, result in lost business, or otherwise adversely affect our results of operations. Although we maintain cyber-security insurance covering certain security and privacy damages and claim expenses, we may not carry insurance or maintain coverage sufficient to compensate for all liability and in any event, insurance coverage would not address the reputational damage that could result from a security incident.

We are subject to risks related to corporate social responsibility.

The growing integration of ESG factors in making investment decisions is relatively new, and frameworks and methods used by investors for assessing ESG policies are not fully developed and vary considerably among the investment community. Further, pending rules proposed by the SEC and the Federal Acquisition Regulatory Council may require new environmental and climate risk disclosures which may introduce legal and reputational risk. During 2022, we issued our fourth ESG report to detail how we attempt to deliver on our service commitment to our government partners and manage our operations responsibly and ethically. These policies and practices, whether it be the standards we set for ourselves or ESG criteria established by third parties, and whether or not we meet such standards, may influence our reputation. For example, the perception held by the general public, our governmental partners, vendors, suppliers, other stakeholders, or the communities in which we do business may depend, in part, on the standards we have chosen to aspire to meet, whether or not we meet these standards on a timely basis or at all, and whether or not we meet external ESG factors they deem relevant. Nonetheless, the subjective nature and wide variety of methods and processes used by various stakeholders, including investors, to assess a company with respect to ESG criteria can result in the perception of negative ESG factors or a misrepresentation of our ESG policies and practices. Our failure to achieve progress on our ESG policies and practices on a timely basis, or at all, or to meet ESG criteria set by third parties, could adversely affect our business, financial performance, or growth.

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

We may encounter staffing constraints as well as costs and expenses associated with owning and/or operating our correctional, detention, and residential reentry facilities as a result of acts of God, outbreaks of epidemic or pandemic disease (such as the COVID-19 pandemic), global climate change (including the potential for increased inclement weather and natural disasters), war (including the war between Ukraine and Russia and the potential for war), terrorist activity (including threats of terrorist activity), political unrest, geopolitical uncertainty and other forms of civil strife, in or around locations where we own and/or operate significant properties. These events could have an adverse impact on our business, financial condition, results of operations or the market price of our common stock.

Risks Related to Our Indebtedness

Our indebtedness could adversely affect our financial health and prevent us from fulfilling our obligations under our debt securities.

We have a significant amount of indebtedness. As of December 31, 2022, we had total indebtedness of $1,264.5 million. Our indebtedness could have important consequences. For example, it could:

•
make it more difficult for us to satisfy our obligations with respect to our indebtedness;
•
increase our vulnerability to general adverse economic and industry conditions;
•
require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures, dividends, stock repurchases and other general corporate purposes;
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

The indentures related to our 4.625% senior notes due 2023 (until their repayment and satisfaction on February 1, 2023), 8.25% senior notes due 2026, and 4.75% senior notes due 2027, collectively referred to herein as our senior notes, and the indentures related to our New Bank Credit Facility, together with our senior notes, our Credit Agreements, contain restrictive covenants that limit our ability to engage in activities that may be in our long-term best interests. Our New Bank Credit Facility requires us to comply with certain financial covenants, including leverage and fixed charge coverage ratios. Our Credit Agreements include other restrictions that, among other things, limit our ability to incur indebtedness; grant liens; engage in mergers, consolidations and liquidations; make asset dispositions, make restricted payments and investments; issue disqualified stock; enter into transactions with affiliates; and amend, modify or prepay certain indebtedness. The indentures related to our senior notes contain limitations on our ability to effect mergers and change of control events, as well as other limitations on our ability to create liens on our assets. The indenture related to our 8.25% senior notes due 2026 additionally limits our ability to incur indebtedness, make restricted payments and investments and prepay certain indebtedness.

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

Our New Bank Credit Facility is secured by a pledge of all of the capital stock (or other ownership interests) of our domestic restricted subsidiaries, 65% of the capital stock (or other ownership interests) of our "first-tier" foreign subsidiaries, all of our accounts receivable and those of our domestic restricted subsidiaries, and substantially all of our deposit accounts and those of our domestic restricted subsidiaries. In the event that (a) the consolidated total leverage equals or exceeds 4.00 to 1.00 or (b) we incur certain debt above a specified threshold, certain intangible assets and unencumbered real estate assets that meet a 50% loan-to-value requirement are required to be added as collateral. Subject to compliance with the restrictive covenants under our existing indebtedness, we may incur additional indebtedness secured by existing or future assets of ours or our subsidiaries. In the event of a default under our New Bank Credit Facility or any other secured indebtedness, or if we experience insolvency, liquidation, dissolution or reorganization, the holders of our secured debt would be entitled to payment from their collateral security, and after that the holders of our unsecured debt (including the holders of any deficiency remaining after application of collateral to secured debt) would be entitled to payment from our remaining assets. In such an event, there can be no assurance that we would have sufficient assets to pay amounts due to holders of our unsecured debt, and unsecured debtholders may receive less than the full amount to which they are entitled.

Servicing our indebtedness will require a significant amount of cash or may require us to refinance our indebtedness before it matures. Our ability to generate cash depends on many factors beyond our control and there is no assurance that we will be able to refinance our debt on acceptable terms, or at all.

Currently, our New Term Loan A and New Revolving Credit Facility both mature in May 2026. On February 1, 2023, we repaid the outstanding principal amount of our 4.625% senior notes due 2023, which had an outstanding principal balance of $153.8 million as of December 31, 2022. We also have outstanding $614.1 million in aggregate principal amount of our 8.25% senior notes due 2026, and $250.0 million in aggregate principal amount of our 4.75% senior notes due 2027. In addition, we have $150.4 million outstanding under a non-recourse mortgage note with an interest rate of 4.43% maturing in 2040. Our ability to make payments on our indebtedness, to refinance our indebtedness, and to fund planned capital expenditures will depend on our ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory, and other factors that are beyond our control.

The risk exists that our business will be unable to generate sufficient cash flow from operations or that future borrowings will not be available to us in an amount sufficient to enable us to pay our indebtedness, including our existing senior notes, or to fund our other liquidity needs. We may need to refinance all or a portion of our indebtedness, including our senior notes, on or before maturity. Our ability to refinance all or a portion of our indebtedness on acceptable terms, or at all, will be dependent upon a number of factors, including our degree of leverage, the amount of our cash flows, the value of our assets, borrowing and other financial restrictions imposed by lenders, and conditions in the credit markets at the time we refinance. If we are unable to refinance our indebtedness on acceptable terms, we may be forced to agree to otherwise unfavorable financing terms or to sell one or more properties at unattractive prices or on disadvantageous terms. Any one of these options could have a material adverse effect on our business, financial condition, results of operations and our cash flows.

We are required to repurchase all or a portion of our senior notes upon a change of control, and the debt under our New Bank Credit Facility is subject to acceleration upon a change of control.

Upon certain change of control events, as that term is defined in the indentures for our senior notes, including a change of control caused by an unsolicited third party, we are required to make an offer in cash to repurchase all or any part of each holder's notes at a repurchase price equal to 101% of the principal thereof, plus accrued interest. The source of funds for any such repurchase would be our available cash or cash generated from operations or other sources, including borrowings, sales of equity or funds provided by a new controlling person or entity. Sufficient funds may not be available to us, however, at the time of any change of control event to repurchase all or a portion of the tendered notes pursuant to this requirement. Our failure to offer to repurchase notes, or to repurchase notes tendered, following a change of control will result in a default under the respective indentures, which could lead to a cross-default under our New Bank Credit Facility and under the terms of our other indebtedness. A change in control (as described in our New Bank Credit Facility), is also a default under our New Bank Credit Facility, entitling the lenders to refuse to make further extensions of credit thereunder and to accelerate the maturity of the debt outstanding under the New Bank Credit Facility. Prior to repurchasing the notes upon a change of control event, we must either repay outstanding indebtedness under our New Bank Credit Facility or obtain the consent of the lenders under our New Bank Credit Facility. If we do not obtain the required consents or repay our outstanding indebtedness under our New Bank Credit Facility, we would effectively be prevented from offering to repurchase the notes, which would cause a default under the indentures governing the notes.

Despite current indebtedness levels, we may still incur more debt.

The terms of the indentures for our senior notes and our New Bank Credit Facility restrict our ability to incur indebtedness; however, we may nevertheless incur additional indebtedness in the future, and in the future, we may refinance all or a portion of our indebtedness, including our New Bank Credit Facility indebtedness, and may incur additional indebtedness as a result so long as we comply with the limitations in our senior notes and New Bank Credit Facility while they are in effect. As of December 31, 2022, we had $233.2 million of additional borrowing capacity available under our New Revolving Credit Facility. The New Bank Credit Facility includes an option to increase the availability under the New Revolving Credit Facility and to request term loans from the lenders in an aggregate amount not to exceed the greater of (a) $200.0 million and (b) 50% of consolidated EBITDA for the most recently ended four-quarter period, subject to, among other things, the receipt of commitments for the increased amount. In addition, so long as we comply with the limitations in our senior notes and New Bank Credit Facility while they are in effect, we may incur additional debt from time to time when we determine that market conditions and the opportunity to utilize the proceeds therefrom are favorable. If new debt is added to our and our subsidiaries' current debt levels, the related risks that we and they now face could intensify.

Our access to capital may be affected by general macroeconomic conditions.

Credit markets may tighten significantly for various reasons that may or may not result from company-specific activities such that our ability to obtain new capital could be more challenging and more expensive. Further, we can provide no assurance that the banks that have made commitments under our New Bank Credit Facility will continue to operate as going concerns in the future or will agree to extend commitments beyond the maturity date. If any of the banks in the lending group were to fail, or fail to renew their commitments, it is possible that the capacity under our New Bank Credit Facility would be reduced. In the event that the availability under our New Bank Credit Facility was reduced significantly, we could be required to obtain capital from alternate sources in order to continue with our business and capital strategies. Our options for addressing such capital constraints would include, but not be limited to (i) delaying certain capital expenditure projects, (ii) obtaining commitments from the remaining banks in the lending group or from new banks to fund increased or new amounts under the terms of our New Bank Credit Facility, (iii) accessing the public capital markets, or (iv) retaining more of our cash flow. Such alternatives could be on terms less favorable than under existing terms, which could have a material effect on our consolidated financial position, results of operations, or cash flows.

Increasing activist resistance to the use of public-private partnerships for correctional, detention, and residential reentry facilities could impact our ability to obtain financing to grow our business or to refinance existing indebtedness, which could have a material adverse effect on our business, financial condition and results of operations.

Our company does not, under longstanding policy, lobby for or against policies or legislation that would determine the basis for, or duration of, an individual's incarceration or detention. This strict policy also applies to external government relations professionals working on our behalf at all levels of government. Nonetheless, contracting for correctional, detention, and residential reentry facilities and related services has not achieved complete acceptance by certain governments or the public at large. The operation of correctional, detention, and residential reentry facilities by private entities has encountered resistance from certain groups, such as immigration advocates, labor unions, prison reform organizations and other special interest groups that believe correctional, detention, and residential reentry facilities should only be operated by governmental agencies, or that alternatives to immigrant detention should be utilized to enforce the nation's border policies. Further, opposition to immigration, detention and incarceration policies and the association of private companies with the enforcement of such policies have caused some financial institutions to decline to provide capital, credit or financial services to private entities that own or operate correctional and detention facilities, including CoreCivic, or to otherwise participate in the provision of capital, credit or financial services in connection with the development of correctional and detention facilities that are associated with private companies. While we believe we will continue to have access to capital, restrictions on our access to capital, or increases in the cost of capital, could have a material adverse effect on our business, financial condition and results of operations.

Rising interest rates increase the cost of our variable rate debt.

We have incurred and expect in the future to incur indebtedness that bears interest at variable rates, including indebtedness under our New Bank Credit Facility. Accordingly, rising interest rates increase our interest costs, which could have an adverse impact on us and our ability to pay down our debt, return capital to our stockholders and pay maturing debt or cause us to be in default under certain debt instruments.

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

We operated in a manner that was intended to allow us to qualify as a REIT for federal income tax purposes during those years we elected REIT status, 2013 through 2020. However, we cannot assure you that we qualified as a REIT during those years. Qualification as a REIT required us to satisfy numerous requirements established under highly technical and complex sections of the Internal Revenue Code of 1986, as amended, or the Code, which may change from time to time and for which there are only limited judicial and administrative interpretations. Satisfaction of these requirements depended on the determination of various factual matters and circumstances not entirely within our control. For example, in order to qualify as a REIT, the REIT must derive at least 95% of its gross income in any year from qualifying sources. In addition, a REIT is required to distribute annually to its stockholders at least 90% of its REIT taxable income (determined without regard to the dividends paid deduction and by excluding capital gains) and must satisfy specified asset tests on a quarterly basis. These REIT provisions of the Code are complex and are not always subject to clear interpretation.

If we failed to qualify as a REIT in any taxable year we elected REIT status, we would be subject to federal income tax (including any applicable alternative minimum tax for years before 2018 and after 2022) on our taxable income computed in the usual manner for corporate taxpayers and without any deduction for distributions to our stockholders. Any such corporate income tax liability could be substantial and would reduce the amount of cash available for other purposes, because, unless we would be entitled to relief under certain statutory provisions, we would be taxable as a C Corporation, beginning in the year in which the failure occurred and for each year thereafter, and we would not be allowed to re-elect to be taxed as a REIT for the following four years. In addition, it is possible that we would need to borrow additional funds or issue additional securities to pay any such additional tax liability.

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

Performing services through our TRSs during those years we elected REIT status may increase our overall tax liability or subject us to certain excise taxes. During those years we elected REIT status, we conducted significant business activities through our TRSs. A TRS may hold assets and earn income, including income earned from the performance of correctional services, that would not be qualifying assets or income if held or earned directly by a REIT. During those years we elected REIT status, we conducted a significant portion of our business activities through our TRSs. The TRS rules impose a 100% excise tax on certain transactions between a TRS and its parent REIT that are not conducted on an arm's-length basis. We believe our arrangements with our TRSs were on arm's-length terms. If it is determined that our arrangements with our TRSs were not on an arm's-length terms, we would be subject to the 100% excise tax.

The value of the securities we owned in our TRSs during those years we elected REIT status was limited under the REIT asset tests. Under the Code, we would fail to qualify as a REIT if more than 20% of the value of our gross assets were represented by securities of one or more TRSs. While we monitored the value of the securities of our TRSs, there can be no assurance that we were able to comply with this limitation. If it is determined that we were unable to comply with this limitation, we would fail to qualify as a REIT for those years we elected REIT status beginning in the year in which we did not comply with this limitation.

The tax imposed on REITs engaging in "prohibited transactions" limited our ability to engage in transactions during those years we elected REIT status which would be treated as sales for federal income tax purposes. A REIT's net income from prohibited transactions is subject to a 100% penalty tax. In general, prohibited transactions are sales or other dispositions of property, other than foreclosure property, held primarily for sale to customers in the ordinary course of business. Although we do not believe that we held any properties that would be characterized as held for sale to customers in the ordinary course of our business during those years we elected REIT status, we would be subject to such 100% excise tax if the Internal Revenue Service, or IRS, were to successfully challenge our characterization of our properties or the availability of certain safe harbors.

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
•
issuances and re-purchases of common shares or other securities in the future; and
•
announcements by us or our competitors of acquisitions, investments or strategic actions.

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

Future offerings of debt or equity securities ranking senior to our common stock or incurrence of debt (including under our New Bank Credit Facility) may adversely affect the market price of our common stock.

If we decide to issue debt or equity securities in the future ranking senior to our common stock or otherwise incur indebtedness (including under our New Bank Credit Facility), it is possible that these securities or indebtedness will be governed by an indenture or other instrument containing covenants restricting our operating flexibility and limiting our ability to return capital to our stockholders. Additionally, any convertible or exchangeable securities that we issue in the future may have rights, preferences and privileges, including with respect to distributions, more favorable than those of our common stock and may result in dilution to owners of our common stock. Because our decision to issue debt or equity securities in any future offering or otherwise incur indebtedness will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings or financings, any of which could reduce the market price of our common stock and dilute the value of our common stock.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

The properties we owned at December 31, 2022 are described under Item 1 and in Note 4 of the Notes to the Consolidated Financial Statements contained in this Annual Report, as well as in Schedule III in Part IV of this Annual Report.

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

None.

PART II.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Price of and Distributions on Capital Stock

Our common stock is traded on the New York Stock Exchange, or NYSE, under the symbol "CXW." On February 13, 2023, the last reported sale price of our common stock was $11.60 per share and there were approximately 2,400 registered holders and approximately 33,000 beneficial holders, respectively, of our common stock.

Dividend Policy

In order to qualify as a REIT for the years we elected REIT status, we were generally required to distribute to our stockholders at least 90% of our REIT taxable income (determined without regard to the dividends paid deduction and excluding net capital gains), and we were subject to tax to the extent our net taxable income (including net capital gains) was not fully distributed. We announced on June 17, 2020 that our Board of Directors, or BOD, suspended our quarterly dividend while it evaluated corporate structure and capital allocation alternatives. On August 5, 2020, our BOD voted unanimously to approve a plan to revoke our REIT election and become a taxable C Corporation, effective January 1, 2021; our BOD also voted unanimously to discontinue the quarterly dividend and prioritize allocating our free cash flow to reduce debt levels.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
October 1, 2022 - October 31, 2022	100	$8.98	100	$150,463,905
November 1, 2022 - November 30, 2022	-	-	-	$150,463,905
December 1, 2022 - December 31, 2022	-	-	-	$150,463,905
Total	100	$8.98	100	$150,463,905

(1) On May 12, 2022, the Company announced that its BOD had approved a share repurchase program to repurchase up to $150.0 million of the Company's common stock. On August 2, 2022, the BOD increased the authorization to repurchase under the share repurchase program by up to an additional $75.0 million of the Company's common stock, which resulted in a total aggregate amount to repurchase up to $225.0 million of the Company's common stock. Repurchases of the Company's outstanding common stock will be made in accordance with applicable securities laws and may be made at the Company's discretion based on parameters set by the BOD from time to time in the open market, through privately negotiated transactions, or otherwise. The share repurchase program has no time limit and does not obligate the Company to purchase any particular amount of its common stock. The authorization for the share repurchase program may be terminated, suspended, increased or decreased by the BOD in its discretion at any time. As of December 31, 2022, the Company had repurchased a total of 6.6 million common shares at an aggregate cost of approximately $74.5 million. Repurchases of our outstanding common stock will be made in accordance with applicable securities laws and may be made at our discretion based on parameters set by the BOD from time to time in the open market, through privately negotiated transactions or otherwise. The share repurchase program has no time limit and does not obligate us to purchase any particular amount of our common stock.

ITEM 6. [Reserved]

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Annual Report on Form 10-K, or this Annual Report. In this Annual Report, we use the term, the "Company," "CoreCivic," "we," "us," and "our" to refer to CoreCivic, Inc. and its subsidiaries unless context indicates otherwise. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those described under "Part I, Item 1A. Risk Factors" and included in other portions of this report.

OVERVIEW

We are a diversified government solutions company with the scale and experience needed to solve tough government challenges in flexible, cost-effective ways. Through three segments, CoreCivic Safety, CoreCivic Community, and CoreCivic Properties, we provide a broad range of solutions to government partners that serve the public good through corrections and detention management, a network of residential reentry centers to help address America's recidivism crisis, and government real estate solutions. We have been a flexible and dependable partner for government for 40 years. Our employees are driven by a deep sense of service, high standards of professionalism and a responsibility to help government better the public good.

As of December 31, 2022, through our CoreCivic Safety segment, we operated 44 correctional and detention facilities, 40 of which we owned, with a total design capacity of approximately 66,000 beds. Through our CoreCivic Community segment, we owned and operated 23 residential reentry centers with a total design capacity of approximately 5,000 beds. In addition, through our CoreCivic Properties segment, we owned 8 properties leased to government agencies, totaling 1.8 million square feet. We are the nation's largest owner of partnership correctional, detention, and residential reentry facilities and one of the largest prison operators in the United States. Our size and experience provide us with significant credibility with our current and prospective customers, and enable us to generate economies of scale in purchasing power for food services, health care and other supplies and services we offer to our government partners.

See "Part I, Item 1. Business – Overview" for a description of how we are organized.

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

The solutions we provide to our federal customers continue to be a significant component of our business. We provide an essential governmental service, and believe our ability to provide flexible solutions and fulfill emergent needs of our federal customers would be very difficult and costly to replicate in the public sector.

On January 26, 2021, President Biden issued the Executive Order on Reforming Our Incarceration System to Eliminate the Use of Privately Operated Criminal Detention Facilities, or the Private Prison EO. The Private Prison EO directs the Attorney General to not renew United States Department of Justice, or DOJ, contracts with privately operated criminal detention facilities. Two agencies of the DOJ, the United States Federal Bureau of Prisons, or BOP, and the United States Marshals Service, or USMS, utilize our services. The BOP houses inmates who have been convicted, and the USMS is generally responsible for detainees who are awaiting trial. The BOP has experienced a steady decline in inmate populations over the last decade, a trend that has been accelerated by the COVID-19 pandemic. Our remaining prison contract with the BOP at the 1,978-bed McRae Correctional Facility expired on November 30, 2022 and was not renewed. This contract accounted for 2% ($37.8 million) and 2% ($40.6 million) of our total revenue for the twelve months ended December 31, 2022 and 2021, respectively. We completed the sale of the McRae facility in August 2022 to the Georgia Building Authority, and entered into an agreement to lease the facility through November 2022 to allow us to fulfill our obligations to the BOP. The Private Prison EO only applies to agencies that are part of the DOJ, which includes the BOP and USMS. U.S. Immigration and Customs Enforcement, or ICE, facilities are not covered by the Private Prison EO, as ICE is an agency of the Department of Homeland Security, or DHS, not the DOJ, although it is possible that the federal government could choose to take similar action on ICE facilities in the future. For the twelve months ended December 31, 2022, USMS and ICE accounted for 22% ($403.9 million) and 29% ($527.3 million), respectively, of our total revenue. For the twelve months ended December 31, 2021, USMS and ICE accounted for 23% ($433.6 million) and 30% ($552.2 million), respectively, of our total revenue.

Unlike the BOP, the USMS does not own detention capacity and relies on the private sector, along with various government agencies, for its detainee population. The USMS has been advised by the Office of the Deputy Attorney General not to renew existing contracts, or enter into new contracts for private detention facilities. During the second quarter of 2021, we had direct contracts with the USMS for up to 992 detainees at our 2016-bed Northeast Ohio Correctional Center and for up to approximately 96 detainees at our 664-bed Crossroads Correctional Center in Montana that expired and were not renewed. On May 28, 2021, we entered into a new three-year contract with Mahoning County, Ohio to utilize up to 990 beds at our Northeast Ohio Correctional Center. Mahoning County is responsible for County inmates and federal detainees, including USMS detainees, and the County is using the Northeast Ohio facility to address its population needs. During the third quarter of 2021, we entered into an amendment to the contract with the state of Montana to utilize all of the capacity at the Crossroads Correctional Center, including the space vacated by the USMS, and to extend the existing contract to June 30, 2023, with additional renewal options by mutual agreement through August 31, 2029. We had a direct contract with the USMS to care for detainees at our 600-bed West Tennessee Detention Facility that expired on September 30, 2021 and was not renewed. In addition, we had a direct contract with the USMS to care for detainees at our 1,033-bed Midwest Regional Reception Center (formerly known as the Leavenworth Detention Center) that expired on December 31, 2021 and was not renewed. We are actively marketing the West Tennessee Detention Center and the Midwest Regional Reception Center to other government agencies. However, we can provide no assurance that we will be able to reach agreements for the utilization of these facilities.

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

In March 2020, the World Health Organization declared the outbreak of COVID-19 as a pandemic. As a result, in the first quarter of 2020, the federal government decided to deny entry at the United States southern border to asylum-seekers and anyone crossing the southern border without proper documentation or authority in an effort to contain the spread of COVID-19, a policy known as Title 42, continued by the Biden administration. This policy resulted in a reduction to the number of people ICE detained, including in our detention facilities. On April 1, 2022, the Centers for Disease Control and Prevention, or CDC, issued a Public Health Determination terminating Title 42 with an effective date of May 23, 2022. However, on April 25, 2022, a federal judge issued a temporary restraining order blocking the termination of Title 42, and on May 20, 2022, ruled that the Biden administration violated administrative law when it announced that it planned to cease Title 42. On November 15, 2022, another federal judge ruled that expulsions under Title 42 were a violation of the Administrative Procedure Act, noting that Title 42 was an "arbitrary and capricious" violation of the Act, requiring the federal government to process all asylum seekers under applicable immigration law in effect prior to the implementation of Title 42. However, on December 19, 2022, the Supreme Court temporarily maintained Title 42, and on December 27, 2022, granted a temporary stay on the cessation of Title 42, while it considers an appeal by a group of states seeking to continue Title 42. If Title 42 is terminated, such action may result in an increase in the number of undocumented people permitted to enter the United States claiming asylum, and could result in an increase in the number of people apprehended and detained by ICE.

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

MPP, similar to Title 42, has been subject to legal challenges. On August 13, 2021, a federal court ordered the Biden administration to reinstate the MPP finding that terminating MPP would be illegal "until the Department of Homeland Security has the capacity and willingness to detain immigrants." On August 24, 2021, the Supreme Court refused to block implementation of that order. On October 29, 2021, Secretary of Homeland Security Alejandro N. Mayorkas issued a memorandum asserting the termination of MPP, which was structured to be implemented if the decision reinstating MPP is vacated. The memorandum also provides that the Biden administration will continue to comply with the injunction requiring the reinstatement and enforcement of MPP until a final judicial decision, if any, to vacate such injunction is issued. In early December 2021, the DHS began the court-ordered re-implementation of the MPP, and on December 13, 2021, a federal appeals court rejected the Biden administration's attempts to terminate MPP. On December 29, 2021, the Biden administration appealed this decision to the Supreme Court. On April 26, 2022, the Supreme Court heard arguments on MPP, and on June 30, 2022, the Supreme Court ruled that immigration law gives the federal government the discretion to end MPP. The Supreme Court also indicated that lower courts must now determine whether issuing the memorandum asserting the termination of MPP complied with administrative law, although the Supreme Court found that the order was a proper agency action. On December 13, 2022, a federal judge in Texas ruled that the Biden administration's attempt to end MPP was invalid, stating the Biden administration did not follow the proper administrative procedure in ending the policy. The effect of the ruling remains unclear, as Mexico has not agreed to cooperate with the U.S. to reinstate such practices. The number of people apprehended by ICE could increase if the Biden administration prevails in its efforts to terminate MPP or the Mexican government declines to participate in such a practice.

Occupancy in our correctional, detention, and reentry facilities remains depressed, and continues to reflect the impact of COVID-19, including Title 42 and other occupancy restrictions placed by several of our government partners that remained in place during 2022 for most federal facilities. We cannot predict government responses to an increase in staff or residents testing positive for COVID-19 within public and private correctional, detention and reentry facilities, nor can we predict COVID-19 related restrictions on individuals, businesses, and services that disrupt the criminal justice system. Further, we cannot predict government policies on prosecutions and legal restrictions as a result of COVID-19 that affect the number of people placed in correctional, detention, and reentry facilities.

COVID-19 notwithstanding, we believe the long-term growth opportunities of our business remain attractive as government agencies consider their emergent needs (including capacity to help mitigate the spread of infectious disease), as well as the efficiency and offender programming opportunities we provide as flexible solutions to satisfy our partners' needs. We have also been in discussions with several state partners that have experienced challenges in staffing their public-sector facilities and are seeking solutions from the private sector. Further, although disrupted by the COVID-19 pandemic, several of our existing federal and state partners, as well as prospective state partners, have been experiencing growth in offender populations and overcrowded conditions, as well as an increase in violent crime. Governments are continuing to assess their need for correctional space in light of COVID-19, and several are continuing to consider alternative correctional capacity for their aged or inefficient infrastructure, or are seeking cost savings by utilizing the private sector, which could result in increased future demand for the solutions we provide. For example, in December 2021, the state of Arizona awarded us a new contract for up to 2,706 inmates at our 3,060-bed La Palma Correctional Center in Arizona, which commenced in April 2022. We are not aware of a larger prison contract awarded to the private sector by any state in over a decade. In August 2022, we completed the sale of the 1,978-bed McRae Correctional Facility to the Georgia Building Authority in order to update its aged and inefficient public sector correctional infrastructure. We had a management contract with the BOP at this facility, which expired on November 30, 2022. In connection with the sale, we entered into an agreement to lease the McRae facility from the Georgia Building Authority through November 30, 2022 to allow us to fulfill our obligations to the BOP. The

BOP transferred the BOP inmates to alternative federal capacity prior to expiration of the contract, and the McRae Correctional Facility converted to a facility owned and operated by the State of Georgia upon the termination of our lease with the Georgia Building Authority.

Governments continue to experience many significant spending demands, and competing budget priorities often impede our customers' ability to construct new prison beds of their own or update their older facilities, which we believe could result in further demand for private sector prison capacity solutions in the long-term. We believe the outsourcing of corrections and detention management services to private operators allows governments to manage increasing inmate populations while simultaneously controlling costs. We believe our customers discover that partnering with private operators to provide residential services to their offenders introduces competition to their correctional system, resulting in improvements to the quality and cost of services throughout their correctional system. Further, the use of facilities owned and managed by private operators allows governments to expand correctional capacity without incurring large capital commitments and allows them to avoid long-term pension obligations for their employees.

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

We are actively engaged in marketing our available capacity as solutions to meet the needs of potential customers. Historically, we have been successful in identifying opportunities to utilize our inventory of available beds and the beds that we have constructed. For example, in the third quarter of 2020, we entered into a new contract under an IGSA between the city of Cushing, Oklahoma and the USMS, to utilize our 1,600-bed Cimarron Correctional Facility in Oklahoma. We had previously announced our intention to idle the Cimarron facility during the third quarter of 2020, predominantly due to a lower number of inmate populations from the state of Oklahoma resulting from COVID-19, combined with the consequential impact of COVID-19 on the State's budget. The new management contract commenced on September 15, 2020. In the second quarter of 2021, we entered into a new contract with Mahoning County, Ohio to utilize up to 990 beds at our Northeast Ohio Correctional Center, and in the third quarter of 2021, we entered into an amended contract with the state of Montana to utilize all of the capacity at our Crossroads Correctional Center, as previously discussed herein. Filling our available beds could provide substantial growth in revenues, cash flow, and earnings per share. However, we can provide no assurance that we will be able to fill our available beds. Our successes have been interrupted by capacity that has become available in both public-sector and private sector facilities during the COVID-19 pandemic, as court systems were disrupted and governments reduced populations to maximize social distancing. However, we believe further opportunities could arise if inmate populations return to pre-pandemic levels, which could occur as the backlog of court cases suspended during the pandemic are processed and operations of criminal justice systems continue to return to pre-COVID-19 operations.

We also offer our customers an attractive portfolio of correctional, detention, and reentry facilities that can be leased for various needs as an alternative to providing "turn-key" correctional, detention, and residential reentry bed space and services to our government partners. In September 2021, we announced that we had entered into a three-year lease agreement with the state of New Mexico at our 596-bed Northwest New Mexico Correctional Center. We previously operated the Northwest New Mexico facility in our Safety segment under a contract with the state of New Mexico. The new lease agreement commenced on November 1, 2021 and includes extension options that could extend the term of the lease through October 31, 2041. We will retain responsibility for facility maintenance throughout the term of the lease. The lease of this facility, along with the lease of our 656-bed Southeast Correctional Complex to the Kentucky Department of Corrections, or KYDOC, originating in 2019, the lease of our 2,400-bed North Fork Correctional Facility to the Oklahoma Department of Corrections, or ODOC, originating in 2016 and the lease of our 2,560-bed California City Correctional Center to the California Department of Corrections and Rehabilitation originating in 2013, exemplify our ability to react quickly to our partners' needs with innovative, flexible and cost-effective solutions. We previously operated these four correctional facilities for various state and federal partners. We intend to pursue additional opportunities to lease prison facilities to government and other third-party operators in need of correctional capacity.

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

We also remain steadfast in our efforts to contain costs. Approximately 59% of our operating expenses consist of salaries and benefits. The turnover rate for correctional officers for our company, and for the corrections industry in general, remains high, and staffing challenges have recently been exacerbated by labor shortages and wage pressures in the marketplace as further described under the heading "Results of Operations." We are making investments in systems and processes intended to help manage our workforce more efficiently and effectively, especially with respect to overtime and costs of turnover. We are also focused on workers' compensation and medical benefits costs for our employees due to continued rising healthcare costs throughout the country. Effectively managing these staffing costs requires a long-term strategy to control such costs, and we continue to dedicate resources to enhance our benefits and provide specialized training and career development opportunities to our staff in order to attract and retain quality personnel. Finally, we are evaluating potential cost savings opportunities in areas such as inmate medical expenses, utilities, and maintenance, among others. Through ongoing company-wide initiatives, we continue to focus on efforts to manage costs and improve operating efficiencies.

Through the combination of our operational initiatives to (i) provide valuable and critically needed services that could increase our revenues and increase the utilization of our available beds, (ii) deliver new bed capacity through new facility construction and expansion opportunities, (iii) expand our real estate-only solutions, (iv) grow the utilization of our community corrections facilities, (v) develop or acquire new business offerings that expand the range of solutions we provide to government partners and diversify our cash flows, and (vi) contain our operating expenses, we believe we will be able to maintain our competitive advantage and continue to diversify the range of services we provide to our customers at an attractive price, thereby producing value for our stockholders. As further explained under the heading "Liquidity and Capital Resources," through the revocation of our REIT election and revised capital allocation strategy, following our first priority of reducing debt, we expect to allocate a substantial portion of our free cash flow to returning capital to stockholders, further enhancing stockholder value.

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

Asset impairments. The primary risk we face for asset impairment charges is associated with facilities we own. As of December 31, 2022, we had $2.2 billion in property and equipment, including $195.6 million in long-lived assets at seven idled CoreCivic Safety correctional facilities. The carrying values of the seven idled facilities as of December 31, 2022 were as follows (in thousands):

Prairie Correctional Facility	$14,165
Huerfano County Correctional Center	14,580
Diamondback Correctional Facility	35,587
Marion Adjustment Center	10,326
Kit Carson Correctional Center	49,444
West Tennessee Detention Facility	19,581
Midwest Regional Reception Center	51,938
$195,621

As of December 31, 2022, we also had one idled non-core facility in our Safety segment containing 240 beds with a total net book value of $3.0 million, and two idled facilities in our Community segment, containing an aggregate of 450 beds with an aggregate net book value of $3.5 million, one of which was classified as held for sale as of December 31, 2022.

We incurred operating expenses at these idled facilities of approximately $9.7 million, $7.6 million, and $7.3 million during the period they were idle for the years ended December 31, 2022, 2021, and 2020, respectively. The amount for 2021 excludes $2.2 million of operating expenses incurred at our West Tennessee Detention Facility during the fourth quarter of 2021. The amount for 2022 excludes $3.5 million of operating expenses incurred at the West Tennessee Detention Facility and the Midwest Regional Reception Center (formerly known as the Leavenworth Detention Center) during the three months ended March 31, 2022. The West Tennessee facility was idled upon the expiration of a USMS contract on September 30, 2021, and the Midwest Regional Reception Center was idled upon the expiration of a USMS contract on December 31, 2021. We retained a certain staffing level at both facilities through the first three months of 2022 in order to quickly respond in the event we were able to enter into new contracts with government agencies promptly following the contract expirations. We also continued to incur expenses related to transportation services provided by staff at the Midwest Regional Reception Center during the first three months of 2022.

Pursuant to an agreement to sell our 60-bed Columbine Facility, in the fourth quarter of 2022, we recognized an impairment charge of $0.7 million associated with this facility, based on its fair value less costs to sell.

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

Self-funded insurance reserves. As of December 31, 2022 and 2021, we had $49.7 million and $47.3 million, respectively, in accrued liabilities for employee health, workers' compensation, and automobile insurance claims. We are self-insured for employee health, workers' compensation, and automobile liability insurance claims. As such, our insurance expense is largely dependent on claims experience and our ability to control our claims. We have consistently accrued the estimated liability for employee health insurance claims based on our history of claims experience and the estimated time lag between the incident date and the date we pay the claims. We have accrued the estimated liability for workers' compensation claims based on an actuarial valuation of the outstanding liabilities using a combination of actuarial methods used to project ultimate losses, and our automobile insurance claims based on estimated development factors on claims incurred. The liability for employee health, workers' compensation, and automobile insurance includes estimates for both claims incurred and for claims incurred but not reported. In recent history, our methods for determining our exposure have remained consistent, and our historical trends have been appropriately factored into our estimates and reserves. As we obtain additional information and refine our methods regarding the assumptions and estimates we use to recognize liabilities incurred, we will adjust our reserves accordingly. Arriving at these estimates, however, requires a significant amount of subjective judgment by management, and as a result these estimates are uncertain, and our actual exposure may be different from our estimates. It is possible that future cash flows and results of operations could be materially affected by changes in our assumptions, new developments, or by the effectiveness of our strategies.

Legal reserves. As of December 31, 2022 and 2021, we had $6.9 million and $6.8 million, respectively, in accrued liabilities under the provisions of Accounting Standards Codification, or ASC, Subtopic 450-20, "Loss Contingencies," related to certain claims and legal proceedings in which we are involved. We have accrued our best estimate of the probable costs for the resolution of these claims, if estimable. In addition, we are subject to current and potential future claims and legal proceedings for which little or no accrual has been reflected because our current assessment of the potential exposure is nominal, or because we cannot reasonably estimate the amount of loss or range of loss, if any, that may result. These estimates have been developed in consultation with our General Counsel's office and, as appropriate, outside counsel handling these matters, and are based upon an analysis of potential results, assuming a combination of litigation and settlement strategies. It is possible that future cash flows and results of operations could be materially affected by changes in our assumptions, new developments, or by the effectiveness of our litigation and settlement strategies.

RESULTS OF OPERATIONS

Our results of operations are impacted by the number of correctional and detention facilities we operated, including 40 we owned and four owned by our government partners (CoreCivic Safety), the number of residential reentry centers we owned and operated (CoreCivic Community), the number of facilities we leased to other operators (CoreCivic Properties), and the facilities we owned that were not in operation. The following table sets forth the changes in the number of facilities operated for the years ended December 31, 2022 and 2021.

	Effective	CoreCivic
	Date	Safety	Community	Properties	Total
Facilities as of December 31, 2020		47	27	15	89
Termination of contract and lease of a Colorado reentry center	January 2021	—	(1)	—	(1)
Sale of an idled government-leased property in Missouri	May 2021	—	—	(1)	(1)
Sale of two leased properties in Florida and Ohio	May 2021	—	—	(2)	(2)
Sale of a government-leased property in Maryland	June 2021	—	—	(1)	(1)
Sale of an idled property in Pennsylvania	June 2021	—	—	(1)	(1)
Termination of GRES partnership (Detroit, Michigan)	September 2021	—	—	(1)	(1)
Lease of the Northwest New Mexico Correctional Center	November 2021	(1)	—	1	—
Facilities as of December 31, 2021		46	26	10	82
Expiration of a managed-only contract in Indiana	January 2022	(1)	—	—	(1)
Sale of a residential reentry facility in Colorado	February 2022	—	(1)	—	(1)
Sale of a residential reentry facility in Colorado	March 2022	—	(1)	—	(1)
Sale of two leased community corrections facilities in California	July 2022	—	—	(2)	(2)
Sale and subsequent termination of the contract and lease of the McRae Correctional Facility in Georgia	Aug/Nov 2022	(1)	—	—	(1)
Sale of an idled residential reentry facility in Oklahoma	December 2022	—	(1)	—	(1)
Facilities as of December 31, 2022		44	23	8	75

Year Ended December 31, 2022 Compared to the Year Ended December 31, 2021

During the year ended December 31, 2022, net income attributable to common stockholders was $122.3 million, or $1.03 per diluted share, compared with a net loss attributable to common stockholders of $51.9 million, or $0.43 per diluted share, for the previous year. Financial results for 2022 reflected an $87.7 million gain on the sale of real estate assets, $8.1 million of expenses associated with debt repayments and refinancing transactions, $4.4 million of asset impairments, and $1.9 million associated with shareholder litigation expense. Collectively, these special items were partially offset by an income tax expense of $19.3 million associated with these special items.

Financial results for 2021 reflected $11.4 million of asset impairments, $56.3 million of expenses associated with debt repayments and refinancing transactions, and $54.3 million of charges related to the settlement agreement reached during April 2021 in connection with shareholder litigation, partially offset by a gain on the sale of real estate assets amounting to $38.8 million. Collectively, these special items were partially offset by an income tax benefit of $21.2 million associated with these special items. In addition, financial results for 2021 included an income tax charge of $138.0 million, including $114.2 million for income taxes associated with the change in corporate tax structure and other special tax items.

Our Current Operations

Our ongoing operations are organized into three principal business segments:

•
CoreCivic Safety segment, consisting of the 44 correctional and detention facilities that are owned, or controlled via a long-term lease, and managed by CoreCivic, as well as those correctional and detention facilities owned by third parties but managed by CoreCivic. CoreCivic Safety also includes the operating results of our subsidiary that provides transportation services to governmental agencies, TransCor America, LLC, or TransCor.
•
CoreCivic Community segment, consisting of the 23 residential reentry centers that are owned, or controlled via a long-term lease, and managed by CoreCivic. CoreCivic Community also includes the operating results of our electronic monitoring and case management service.
•
CoreCivic Properties segment, consisting of the 8 real estate properties owned by CoreCivic and leased to government agencies.

For the years ended December 31, 2022 and 2021, our total segment net operating income, which we define as facility revenue (including interest income associated with finance leases) less operating expenses, was divided among our three business segments as follows:

	For the Years Ended December 31,
	2022	2021
Segment:
Safety	84.1%	85.5%
Community	3.9%	3.3%
Properties	12.0%	11.2%

Facility Operations

A key performance indicator we use to measure the revenue and expenses associated with the operation of the correctional, detention, and residential reentry facilities we own or manage is expressed in terms of a compensated man-day, which represents the revenue we generate and expenses we incur for one offender for one calendar day. Revenue and expenses per compensated man-day are computed by dividing facility revenue and expenses by the total number of compensated man-days during the period. A compensated man-day represents a calendar day for which we are paid for the occupancy of an offender. We believe the measurement is useful because we are compensated for operating and managing facilities at an offender per diem rate based upon actual or minimum guaranteed occupancy levels. We also measure our costs on a per compensated man-day basis, which is largely dependent upon the number of offenders we accommodate. Further, per compensated man-day measurements are also used to estimate our potential profitability based on certain occupancy levels relative to design capacity. Revenue and expenses per compensated man-day for all of the correctional, detention, and residential reentry facilities placed into service that we owned or managed, exclusive of those held for lease, and for TransCor were as follows for the years ended December 31, 2022 and 2021:

	For the Years Ended December 31,
	2022	2021
Revenue per compensated man-day	$93.26	$89.86
Operating expenses per compensated man-day:
Fixed expense	51.41	47.51
Variable expense	21.31	18.16
Total	72.72	65.67
Operating income per compensated man-day	$20.54	$24.19
Operating margin	22.0%	26.9%
Average compensated occupancy	70.3%	71.5%
Average available beds	73,165	74,957
Average compensated population	51,446	53,613

Revenue

Total revenue consists of management revenue we generate through CoreCivic Safety and CoreCivic Community in the operation of correctional, detention, and residential reentry facilities, as well as the revenue we generate from TransCor and our electronic monitoring and case management services. Total revenue also consists of lease revenue we generate through CoreCivic Properties from facilities we lease to government agencies. The following table reflects the components of revenue for the years ended December 31, 2022 and 2021 (in millions):

	For the Years Ended December 31,
	2022	2021	$ Change	% Change
Management revenue:
Federal	$994.7	$1,050.7	$(56.0)	(5.3%)
State	669.2	602.1	67.1	11.1%
Local	35.5	51.5	(16.0)	(31.1%)
Other	87.9	89.1	(1.2)	(1.3%)
Total management revenue	1,787.3	1,793.4	(6.1)	(0.3%)
Lease revenue	57.9	68.9	(11.0)	(16.0%)
Other revenue	0.1	0.3	(0.2)	(66.7%)
Total revenue	$1,845.3	$1,862.6	$(17.3)	(0.9%)

The $6.1 million, or 0.3%, decrease in total management revenue was primarily a result of a decrease in revenue of approximately $71.1 million driven primarily by a decrease in the average daily compensated population from 2021 to 2022. The decrease in management revenue was partially offset by an increase in revenue of approximately $63.7 million driven primarily by an increase of 3.8% in average revenue per compensated man-day. The increase in average revenue per compensated man-day resulted from the effect of per diem increases at several of our facilities. We believe the impact of these per diem increases will provide further benefit to our operating margins as residential populations recover from the impact of COVID-19 and will help offset the wage and employee benefit increases we have been incurring, as further discussed hereinafter. Revenue generated from our electronic monitoring and case management services during 2022 increased $1.3 million (from $34.9 million during 2021 to $36.2 million during 2022).

Average daily compensated population decreased 2,167, or 4.0%, to 51,446 in 2022 compared to 53,613 in 2021. The decrease in average daily compensated population was a result of the contract terminations at our 600-bed West Tennessee Detention Facility effective September 30, 2021, at our 1,033-bed Midwest Regional Reception Center (formerly known as the Leavenworth Detention Center) effective December 31, 2021, and at the 1,030-bed managed-only Marion County Jail effective January 31, 2022, all as further described hereinafter. In addition, the decrease in average daily compensated population also resulted from the three-year lease agreement we entered into with the state of New Mexico under which the state of New Mexico began leasing our 596-bed Northwest New Mexico Correctional Center on November 1, 2021. We previously operated the Northwest New Mexico facility in our Safety segment under a contract with the state of New Mexico. Further, a decrease in ICE populations at our La Palma Correctional Center was partially offset by an increase in state populations as the state of Arizona continued to ramp-up populations through most of 2022 pursuant to a new management contract that commenced in April 2022. The transition to the state residents from the state of Arizona was substantially completed in the fourth quarter of 2022. These factors, which contributed, in the aggregate, to the decrease in average daily compensated population were partially offset by increases in other state populations as states continue to recover from COVID-19 and operations of criminal justice systems continue to return to pre-COVID-19 operations.

The solutions we provide to our federal customers, including primarily ICE, the USMS, and the BOP, continue to be a significant component of our business. The federal customers in our Safety and Community segments generated approximately 54% and 56% of our total revenue in 2022 and 2021, respectively, decreasing $56.0 million, or 5.3%, in 2022 from 2021.

The decision near the end of the first quarter of 2020 by the federal government to deny entry at the United States southern border to asylum-seekers and anyone crossing the southern border without proper documentation or authority in an effort to contain the spread of COVID-19, a policy known as Title 42, resulted in a reduction in people being apprehended and detained by ICE. The financial impact was somewhat mitigated by fixed monthly payments from ICE at certain of our facilities, to ensure ICE has adequate bed capacity in the event of a surge in the future. During 2021, revenue from ICE was $552.2 million compared to $542.0 million during 2020, and compared to $579.5 million during 2019, prior to the implementation of Title 42. During 2022, revenue from ICE was $527.3 million. Revenue from ICE declined from 2021 to 2022 as a result of a decrease in detainees at our La Palma facility, where we transitioned from an ICE population to a population of residents from the state of Arizona, pursuant to a new management contract that commenced in April 2022. The transfer process at our La Palma facility was substantially completed during the fourth quarter of 2022. During 2022, revenue from ICE at the La Palma facility was $33.2 million compared with $78.1 million during 2021. Upon full utilization of the new contract, we expect to generate approximately $75.0 million to $85.0 million in annualized revenue at the La Palma facility. On April 1, 2022, the CDC issued a Public Health Determination terminating Title 42 with an effective date of May 23, 2022. However, on April 25, 2022, a federal judge issued a temporary restraining order blocking the termination of Title 42, and on May 20, 2022, ruled that the Biden administration violated administrative law when it announced that it planned to cease Title 42. On November 15, 2022, another federal judge ruled that expulsions under Title 42 were a violation of the Administrative Procedure Act, noting that Title 42 was an "arbitrary and capricious" violation of the Act, requiring the federal government to process all asylum seekers under applicable immigration law in effect prior to the implementation of Title 42. However, on December 19, 2022, the Supreme Court temporarily maintained Title 42, and on December 27, 2022, granted a temporary stay on the cessation of Title 42, while it considers an appeal by a group of states seeking to continue Title 42. If Title 42 is terminated, such action may result in an increase in the number of undocumented people permitted to enter the United States claiming asylum, and could result in an increase in the number of people apprehended and detained by ICE.

The number of people apprehended by ICE could also increase if the federal government prevails over its attempt to reverse the MPP implemented by the Trump administration, or the Mexican government declines to participate in such a practice. As previously described, litigation over MPP is ongoing. On April 26, 2022, the Supreme Court heard arguments on MPP, and on June 30, 2022, the Supreme Court ruled that immigration law gives the federal government the discretion to end the program. The Supreme Court also indicated that lower courts must now determine whether issuing the memorandum asserting the termination of MPP complied with administrative law, although the Supreme Court found that the order was a proper agency action. On December 13, 2022, a federal judge in Texas ruled that the Biden administration's attempt to end MPP was invalid, saying the administration did not follow the proper administrative procedure in ending the policy. The effect of the ruling remains unclear, as Mexico has not agreed to cooperate with the U.S. to reinstate such practices.

State revenues from contracts at correctional, detention, and residential reentry facilities that we operate increased $67.1 million, or 11.1%, from 2021 to 2022. State revenues increased primarily as a result of the new management contract with the state of Arizona at our 3,060-bed La Palma Correctional Center for up to 2,706 inmates, as the state transferred inmate populations from public sector facilities into our La Palma facility. We began receiving inmates from the state of Arizona in April 2022 and the transfer process was substantially completed in the fourth quarter of 2022. Before the new award, the La Palma facility supported the mission of ICE by caring for approximately 1,800 detainees. State revenues also increased because of an amended contract with the state of Montana to utilize all of the capacity at the Crossroads Correctional Center, including the space vacated by the USMS, as previously discussed herein. In addition, state revenues increased as a result of higher state inmate populations at other facilities, and from per diem increases under a number of our state contracts, as certain states have recognized the need to provide additional funding to address increases in the wages of our employees. The increase in state revenues was partially offset by the effect of the new lease agreement between us and the state of New Mexico at our Northwest New Mexico Correctional Center effective November 1, 2021. We previously operated the facility in our Safety segment under a contract with the state of New Mexico; however, as a result of our new lease agreement, the Northwest New Mexico facility is now a part of our Properties segment. Excluding state inmate populations at the Northwest New Mexico facility, average daily state inmate populations increased from 27,188 during 2021 to 28,367 during 2022.

Local revenues from contracts at correctional, detention, and residential reentry facilities that we operate decreased $16.0 million, or 31.1%, from 2021 to 2022. The decrease in local revenue is primarily a result of the contract termination at the 1,030-bed managed-only Marion County Jail on January 31, 2022. This facility contributed $18.7 million to the reduction in local revenues from 2021 to 2022.

The $11.0 million, or 16.0%, decrease in lease revenue from 2022 to 2021 was primarily a result of the sale of three actively leased properties during the second quarter of 2021 and two actively leased properties during the third quarter of 2022, all as further described hereinafter. The decrease in lease revenue was partially offset by the lease revenue generated from the commencement of the lease of the 596-bed Northwest New Mexico Correctional Center to the state of New Mexico effective November 1, 2021, which was previously operated as a facility in our Safety segment but is now part of our Properties segment.

Operating Expenses

Operating expenses totaled $1,413.8 million and $1,337.1 million in 2022 and 2021, respectively. Operating expenses consist of those expenses incurred in the operation and management of correctional, detention, and residential reentry facilities, as well as those expenses incurred in the operations of TransCor and our electronic monitoring and case management services. Operating expenses also consist of those expenses incurred in the operation of facilities we lease to third-party operators.

Operating expenses incurred by CoreCivic Safety and CoreCivic Community in connection with the operation and management of our correctional, detention, and residential reentry facilities, as well as those incurred in the operations of TransCor and our electronic monitoring and case management services, increased $81.0 million, or 6.1%, during 2022 compared with 2021. Operating expenses increased primarily as a result of wage and employee benefits increases and related incremental expenses resulting from labor shortages and wage pressures, as further described hereinafter. We achieved higher staffing levels and, during 2022, we incurred $20.2 million more in temporary incentives than in the prior year to attract and retain facility staff in this challenging labor market. We believe these investments in staffing are preparing us to manage the increased number of residents we anticipate at our facilities once the remaining occupancy restrictions caused by the COVID-19 pandemic are removed. We expect to continue to invest in staffing resources during 2023, which may result in additional compensation and incremental expenses. The benefits of our investments in staffing may not be realized immediately or at all. As the labor market improves, which we believe will take some additional time, we expect to reduce our reliance on these temporary incentives. Additionally, operating expenses increased as a result of expenses incurred as we transitioned inmate populations at our La Palma Correctional Center as a result of a new contract with the state of Arizona. The increase in operating expenses was net of employee retention credits available under the Coronavirus Aid, Relief and Economic Security Act, or CARES Act, amounting to $7.0 million, reflected in 2022. The increase in operating expenses was also partially offset by the contract terminations at our 600-bed West Tennessee Detention Facility effective September 30, 2021, at our 1,033-bed Midwest Regional Reception Center (formerly known as the Leavenworth Detention Center) effective December 31, 2021, and at the 1,030-bed managed-only Marion County Jail effective January 31, 2022. In addition, the increase in operating expenses was partially offset by the three-year lease agreement we entered into with the state of New Mexico at our 596-bed Northwest New Mexico Correctional Center effective November 1, 2021. We previously operated the Northwest New Mexico facility in our Safety segment.

Total expenses per compensated man-day increased to $72.72 during 2022 from $65.67 during 2021. Fixed expenses per compensated man-day increased to $51.41 during 2022 from $47.51 during 2021. We have experienced labor shortages and wage pressures in many markets across the country, and have provided customary inflationary wage increases to remain competitive. Recruiting has been particularly challenging during the pandemic due to the front-line nature of the services we provide, and the shortage of nursing staff across the country has intensified as a result of the COVID-19 pandemic, resulting in a significant increase in registry nursing expenses. The challenges of recruiting and retaining staff, including nursing, has been and could continue to be exacerbated by actions taken or contemplated to be taken by government authorities intended to mitigate the spread of COVID-19 such as health and safety directives or other requirements that apply to us and our facilities. Further, we have incurred, and expect to continue to incur, incremental expenses to help ensure sufficient staffing levels under unique and challenging working conditions. As mentioned in the preceding paragraph, we made investments and achieved higher staffing in 2022 and expect to continue to invest in increased staffing in 2023 to prepare us to manage the increased number of residents we anticipate at our facilities once the remaining occupancy restrictions caused by the COVID-19 pandemic are removed. Incremental expenses include, but may not be limited to, incentive payments to our front-line and field staff, temporary employee housing expenses and other travel related reimbursements, additional paid time off, off-cycle wage increases in certain markets to remain competitive, further increases in registry nursing expenses, as well as expenses to procure personal protective equipment and other supplies. The increase in fixed expenses per compensated man-day also resulted from leveraging our fixed expenses over lower compensated populations, as well as expenses incurred during the aforementioned transition of populations at our La Palma facility.

We continually monitor compensation levels very closely along with overall economic conditions and will adjust wage levels necessary to help ensure the long-term success of our business. Further, we continually evaluate the structure of our employee benefits package and training programs to ensure we are better able to attract and retain our employees. Salaries and benefits represent the most significant component of our operating expenses, representing approximately 59% of our total operating expenses during 2022 and 2021. As previously mentioned herein, recruiting and retaining staff has become particularly challenging in the current employment market for us and for the corrections and detention industry as a whole. An inability to attract and retain sufficient personnel could prevent us from caring for additional residential populations for government agencies in need of additional capacity due to an increase in inmate populations or an inability to adequately staff their facilities. An inability to attract and retain sufficient personnel in our existing facilities could also cause our government partners to assess liquidated damages, reduce our residential populations, or in extreme circumstances, cancel our contracts. We have also been subjected to increasing staff vacancy deductions as a result of the labor shortages, which are reflected as reductions to other management revenue. Estimating vacancy deduction amounts can be complex and subject to management judgment and estimations. Some of our government partners have granted waivers for vacancy deductions in recognition of the unique and challenging labor market, while others have discretionarily adjusted such deductions based on our extraordinary costs, efforts and incentive programs implemented to attract and retain staff.

Variable expenses per compensated man-day increased to $21.31 during 2022, from $18.16 during 2021. In addition to a high inflation rate applicable to all of our variable expenses, the increase in variable expenses per compensated man-day also resulted from an increase in registry nursing expenses of $15.4 million, or $0.86 per compensated man-day, due to the shortage of nursing staff across the country. In addition, we experienced an increase in travel expenses as we supported our staff who are temporarily deployed across the Company to help address the labor shortages we are experiencing in certain regions. Travel expenses increased $18.2 million, or $1.00 per compensated man-day from the prior year.

Operating expenses incurred by CoreCivic Properties in connection with facilities we lease to third-party operators decreased $4.5 million, or 24.6%, during 2022 when compared to 2021. The decrease in expenses in this segment was primarily a result of the sale of three actively leased properties during the second quarter of 2021 and two actively leased properties during the third quarter of 2022, all as further described hereinafter, partially offset by the operating expenses incurred as a result of the commencement of the lease of the 596-bed Northwest New Mexico Correctional Center effective November 1, 2021, also as further described hereinafter.

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

Additionally, on January 26, 2021, President Biden issued the Private Prison EO. The Private Prison EO directs the Attorney General to not renew DOJ contracts with privately operated criminal detention facilities. Two agencies of the DOJ, the BOP and the USMS utilize our services. The BOP houses inmates who have been convicted, and the USMS is generally responsible for detainees who are awaiting trial. The BOP has experienced a steady decline in inmate populations over the last decade, a trend that has been accelerated by the COVID-19 pandemic. Our remaining prison contract with the BOP at the 1,978-bed McRae Correctional Facility expired on November 30, 2022 and was not renewed. This contract accounted for 2% ($37.8 million) and 2% ($40.6 million) of our total revenue for the twelve months ended December 31, 2022 and 2021, respectively. We completed the sale of the McRae facility in August 2022 to the Georgia Building Authority, and entered into an agreement to lease the facility through November 2022 to allow us to fulfill our obligations to the BOP. The Private Prison EO only applies to agencies that are part of the DOJ, which includes the BOP and USMS. ICE facilities are not covered by the Private Prison EO, as ICE is an agency of the DHS, not the DOJ, although it is possible that the federal government could choose to take similar action on ICE facilities in the future. For the twelve months ended December 31, 2022, USMS and ICE accounted for 22% ($403.9 million) and 29% ($527.3 million), respectively, of our total revenue. For the twelve months ended December 31, 2021, USMS and ICE accounted for 23% ($433.6 million) and 30% ($552.2 million), respectively, of our total revenue.

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

On December 6, 2022, we received notice from the California Department of Corrections and Rehabilitation, or CDCR, of its intent to terminate the lease agreement for our 2,560-bed California City Correctional Center by March 31, 2024, due to the state's declining inmate population. The lease agreement is fully funded through the state of California's current fiscal year ending June 30, 2023. Funding for the lease of the facility for the 2024 fiscal year, beginning July 1, 2023, will be determined in the California legislature in the first half of 2023 as part of the annual budget process. As part of this process, we plan to engage with the state of California regarding the continued utilization of our California City facility by the CDCR. However, we can provide no assurance that we will be successful in reaching an agreement for the utilization of the facility beyond June 30, 2023. Rental revenue generated from the CDCR at the California City facility was $34.0 million and $33.3 million for the twelve months ended December 31, 2022 and 2021, respectively.

Based on information available as of the date of this Annual Report, other than the previously mentioned lease agreement with the CDCR for our California City facility, we believe we will renew all other contracts with our government partners that have expired or are scheduled to expire within the next twelve months that could have a material adverse impact on our financial statements. We believe our renewal rate on existing contracts remains high due to a variety of reasons including, but not limited to, the constrained supply of available beds within the U.S. correctional system, our ownership of the majority of the beds we operate, and the cost effectiveness of the services we provide. However, we cannot assure that we will continue to achieve such renewal rates in the future.

CoreCivic Safety

CoreCivic Safety includes the operating results of the correctional and detention facilities that we operated during each period. Total revenue generated by CoreCivic Safety decreased $9.9 million, or 0.6%, from $1,694.0 million during 2021 to $1,684.0 million during 2022. CoreCivic Safety's facility net operating income decreased $86.6 million, or 18.9%, from $457.0 million during 2021 to $370.5 million during 2022. During 2022 and 2021, CoreCivic Safety generated 84.1% and 85.5%, respectively, of our total segment net operating income.

The following table displays the revenue and expenses per compensated man-day for CoreCivic Safety's correctional and detention facilities placed into service that we own and manage and for the facilities we manage but do not own, inclusive of the transportation services provided by TransCor:

	For the Years Ended December 31,
	2022	2021
CoreCivic Safety Facilities:
Revenue per compensated man-day	$94.85	$91.32
Operating expenses per compensated man-day:
Fixed expense	52.13	48.01
Variable expense	21.85	18.67
Total	73.98	66.68
Operating income per compensated man-day	$20.87	$24.64
Operating margin	22.0%	27.0%
Average compensated occupancy	71.2%	72.7%
Average available beds	68,296	69,903
Average compensated population	48,643	50,822

The Private Prison EO could have a negative impact on our future results of operations and cash flows, to the extent we are unable to replace the cash flows with new management contracts like we did at our Northeast Ohio and Crossroads facilities, as previously described herein. We had direct contracts with the USMS to care for detainees at our 600-bed West Tennessee Detention Facility that expired on September 30, 2021 and was not renewed and at our 1,033-bed Midwest Regional Reception Center (formerly known as the Leavenworth Detention Center) that expired on December 31, 2021 and was not renewed. We are actively marketing the West Tennessee Detention Center and the Midwest Regional Reception Center to other government agencies. However, we can provide no assurance that we will be able to reach an agreement for the utilization of these facilities. During 2021, the contract with the USMS at our West Tennessee facility generated management revenue of $14.7 million, and the contract with the USMS at our Midwest Regional Reception Center generated management revenue of $36.4 million. We idled both the West

Tennessee Detention Center and the Midwest Regional Reception Center upon expiration of the contracts with the USMS. However, we temporarily retained a certain staffing level at both facilities through the first three months of 2022 in the event that we were able to enter into new contracts with government agencies promptly following the contract expirations and to provide transportation services at the Midwest Regional Reception Center, which contributed to the increase in operating expenses per man-day in our Safety segment during 2022. During 2022, these two facilities experienced facility net operating losses aggregating $5.0 million, resulting in a total reduction to facility net operating income of $8.1 million at these two facilities as compared to 2021.

As previously described herein, we also had one prison contract with the BOP at our 1,978-bed McRae Correctional Facility, which expired in November 2022 and was not renewed. During 2022, this facility generated facility net operating income of $6.4 million. We entered into a Purchase and Sale Agreement with the Georgia Building Authority to purchase the McRae facility in July 2022 and completed the sale in August 2022. We leased the McRae Correctional Facility from the Georgia Building Authority through November 30, 2022 to allow us to fulfill our obligations to the BOP. We generated net sales proceeds of $129.7 million on the sale of the McRae facility, resulting in a net gain on the sale of $77.5 million, which we recognized in the third quarter of 2022.

Operating margins in the CoreCivic Safety segment have also been negatively impacted during 2022 by increased operating expenses per man-day, which was driven primarily by incremental staffing levels, higher wage rates, and increased registry nursing and other related expenses. As previously described herein, we have experienced labor shortages and wage pressures in many markets across the country, and have provided inflationary wage increases to remain competitive, including increases to most of our facility staff during July of the last three years since the COVID-19 pandemic started. Further, we have incurred, and expect to continue to incur, incremental expenses to help ensure sufficient staffing levels under unique and challenging working conditions, including but not limited to, shift incentive bonuses, recruiting and retention bonuses, temporary employee housing expenses and travel reimbursements, off-cycle wage increases, as well as relocation incentives. We expect to continue to invest in staffing resources during 2023, which may result in additional compensation and incremental expenses. During 2021, we operated at reduced staffing levels due to COVID-19 health and safety measures, including occupancy restrictions and labor shortages in many of our markets. Further, in an effort to mitigate the spread of COVID-19 and at the direction of our government partners, we significantly reduced the level of movement within our facilities, enabling us to more efficiently manage our staffing. We have worked with our government partners and followed national and local health standards as we reinstated normal movement within our facilities. The negative impact on operating margins resulting from these factors was partially offset by a 3.9% increase in average revenue per compensated man-day during 2022 when compared to the prior year. The increase in average revenue per compensated man-day resulted from the effect of per diem increases at several of our facilities, as we have received per diem increases resulting from additional government appropriations funding to address increases in the wages of our employees.

In December 2021, we were awarded a new management contract from the state of Arizona for up to 2,706 inmates at our 3,060-bed La Palma Correctional Center in Arizona. The State closed an outdated public-sector prison and transferred the inmate populations from this prison and multiple other public-sector prisons to our La Palma facility. The transfer began in April 2022, and was substantially completed in the fourth quarter of 2022. Before the new award, the La Palma facility supported the mission of ICE by caring for approximately 1,800 detainees. The new award expands and strengthens our relationship with the state of Arizona and we believe will maximize the utilization of our La Palma facility, while providing ICE with the ability to continue its mission under existing contracts at alternative facilities we own and operate in the same geographic region. The transition of population from ICE detainees to inmates from the state of Arizona resulted in the disruption of earnings and cash flows, and we expect this disruption will continue until the incremental staffing incentives incurred to help ensure a smooth transition stabilize. Upon full utilization of the new contract, we expect to generate approximately $75.0 million to $85.0 million in annualized revenue at the La Palma facility. However, because of the preparation to receive the Arizona inmates, including a reduction in the average daily population of ICE detainees at the facility, facility net operating income decreased $34.1 million during 2022 when compared with 2021.

Our managed-only contract for the 1,030-bed Marion County Jail in Indianapolis, Indiana terminated and operations transitioned to Marion County effective January 31, 2022. Marion County constructed a replacement facility that became fully operational in January 2022. During 2021, this facility generated facility net operating income of $3.9 million compared to a facility net operating loss of $0.1 million during the time the facility was active in 2022.

On September 20, 2021, we entered into a three-year lease agreement with the state of New Mexico at our 596-bed Northwest New Mexico Correctional Center. We previously operated the Northwest New Mexico facility in our Safety segment under a contract with the state of New Mexico. We transitioned facility operations to the New Mexico Corrections Department upon commencement of the new lease agreement on November 1, 2021. During the time the facility operated in our Safety segment during 2021, the Northwest New Mexico facility generated revenue of $9.2 million and incurred a facility net operating loss of $2.3 million. During 2022, this facility generated lease revenue of $3.2 million and facility net operating income of $1.3 million.

CoreCivic Community

CoreCivic Community includes the operating results of the residential reentry centers that we operated during each period, along with the operating results of our electronic monitoring and case management services. Total revenue generated by CoreCivic Community increased $3.8 million, or 3.8%, from $99.4 million during 2021 to $103.3 million during 2022. CoreCivic Community's facility net operating income decreased $0.6 million, or 3.2%, from $17.8 million during 2021 to $17.2 million during 2022. During 2022 and 2021, CoreCivic Community generated 3.9% and 3.3%, respectively, of our total segment net operating income.

The following table displays the revenue and expenses per compensated man-day for CoreCivic Community's residential reentry facilities placed into service that we own and manage, but exclusive of the electronic monitoring and case management services given that revenue is not generated on a per compensated man-day basis for these services:

	For the Years Ended December 31,
	2022	2021
CoreCivic Community Facilities:
Revenue per compensated man-day	$65.58	$63.40
Operating expenses per compensated man-day:
Fixed expense	38.84	38.46
Variable expense	11.94	8.76
Total	50.78	47.22
Operating income per compensated man-day	$14.80	$16.18
Operating margin	22.6%	25.5%
Average compensated occupancy	57.6%	55.2%
Average available beds	4,869	5,054
Average compensated population	2,803	2,791

Similar to our CoreCivic Safety segment, operating margins in our CoreCivic Community segment were negatively impacted during 2022 by increased operating expenses per man-day, which were driven primarily by higher wage rates and increased variable expenses, including most notably travel related expenses. The effect of the increased operating expenses was partially offset by an increase in average revenue per compensated man-day during 2022. Average revenue per compensated man-day increased primarily as a result of per diem increases at several of our facilities. Also, like our CoreCivic Safety segment, occupancy in our CoreCivic Community facilities continues to be negatively affected by COVID-19 and has not yet returned to pre-pandemic occupancy levels. Because facilities in our Community segment are typically smaller in size than those in our Safety segment, occupancy declines have a larger impact on operating margin per compensated man-day. Accordingly, modest changes in occupancy can have a notable impact in our Community segment.

Contributing to the improved average compensated occupancy in the CoreCivic Community segment during 2022 were the sales of our 120-bed Fox Facility and Training Center and our 90-bed Ulster Facility in the first quarter of 2022. During the fourth quarter of 2021, we entered into a Purchase and Sale Agreement for our Fox facility, which was sold in February 2022. In addition, during the fourth quarter of 2021, we entered into a separate Purchase and Sale Agreement for our idled Ulster facility, which was sold in March 2022. The two facilities were located in Denver, Colorado and had recently been under-utilized by Denver County, and incurred facility net operating losses aggregating $0.5 million during 2021.

CoreCivic Properties

CoreCivic Properties includes the operating results of the properties we leased to government agencies during each period. Total revenue generated by CoreCivic Properties decreased $11.1 million, or 16.0%, from $68.9 million during 2021 to $57.9 million during 2022. CoreCivic Properties' facility net operating income decreased $6.6 million, or 13.0%, from $50.8 million during 2021 to $44.2 million during 2022. The decreases in total revenue and facility net operating income in 2022 were primarily the result of the three actively leased properties we sold in the second quarter of 2021 and the two actively leased properties we sold in the third quarter of 2022, as further described hereinafter, partially offset by the revenue and net operating income generated by the new lease at our Northwest New Mexico Correctional Center. During 2022 and 2021, CoreCivic Properties generated 12.0% and 11.2%, respectively, of our total segment net operating income.

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

On July 19, 2022, we sold the Stockton Female Community Corrections Facility and the Long Beach Community Corrections Center, both located in California, generating net sales proceeds of $10.9 million. During 2021, these two properties generated facility net operating income of $1.0 million. During our period of ownership in 2022, these two properties generated facility net operating income of $0.6 million. We reported an aggregate net gain on the sale of these two properties of $2.3 million during the third quarter of 2022.

During the third quarter of 2022, we began marketing for sale our Roth Hall Residential Reentry Center and the Walker Hall Residential Reentry Center, both of which are located in Philadelphia, Pennsylvania. Several third parties have expressed an interest in purchasing the properties, and we believe we will be able to sell these properties within the next twelve months and, therefore, have classified them as held for sale as of December 31, 2022. However, we have not yet reached a definitive agreement to sell the properties and can provide no assurance that we will complete the sale of either of these properties. The net book value of these properties is $5.8 million.

On December 6, 2022, we received notice from the CDCR of its intent to terminate the lease agreement for our 2,560-bed California City Correctional Center by March 31, 2024, due to the state's declining inmate population. The lease agreement is fully funded through the state of California's current fiscal year ending June 30, 2023. Funding for the lease of the facility for the 2024 fiscal year, beginning July 1, 2023, will be determined in the California legislature in the first half of 2023 as part of the annual budget process. As part of this process, we plan to engage with the state of California regarding the continued utilization of the California City facility by the CDCR. However, we can provide no assurance that we will be successful in reaching an agreement for the utilization of the facility beyond June 30, 2023. Rental revenue generated from the CDCR at the California City facility was $34.0 million and $33.3 million for the twelve months ended December 31, 2022 and 2021, respectively. Facility net operating income at this facility was $27.9 million and $27.4 million during 2022 and 2021, respectively.

General and administrative expense

For the years ended December 31, 2022 and 2021, general and administrative expenses totaled $127.7 million and $135.8 million, respectively. General and administrative expenses consist primarily of corporate management salaries and benefits, professional fees, and other administrative expenses. General and administrative expenses decreased from the prior year period primarily as a result of a decrease in corporate management salaries and benefits, which was largely related to lower incentive-based compensation.

Depreciation and Amortization

For the years ended December 31, 2022 and 2021, depreciation and amortization expense totaled $127.9 million and $134.7 million, respectively. Depreciation and amortization expense decreased due to certain information technology equipment becoming fully depreciated. In addition, the decrease in depreciation and amortization expense was due to the contract termination at the Marion County Jail and the sales of our Fox Facility and Training Center and our Ulster Facility, all of which occurred during the first quarter of 2022, and the sale of our McRae Correctional Facility in the third quarter of 2022.

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

We were also named along with several of our directors in six derivative lawsuits which raise similar allegations to those raised in the Grae securities litigation. On June 17, 2022, we and derivative plaintiffs informed the District Court that the parties had reached an agreement as to the plaintiffs' attorneys' fees and expenses, including $1.9 million we expensed in 2022. The final settlement, which was approved by the District Court on December 2, 2022, also calls for us to adopt certain governance changes, which we are implementing.

Asset impairments

Pursuant to the agreement to sell the Oklahoma City Transitional Center in our Community segment, which closed in the fourth quarter of 2022, we recognized an impairment charge of $3.5 million during the third quarter of 2022 associated with this facility, based on its estimated fair value less costs to sell. Additionally, during the fourth quarter of 2022, we recognized an impairment charge of $0.7 million pursuant to an agreement to sell the 60-bed Columbine Facility in Denver, Colorado. The Columbine Facility is an idle residential reentry facility in our Community segment.

Asset impairment charges during 2021 include $5.2 million for the impairment of pre-development activities recognized in the third quarter of 2021 in our Properties segment. The impairment was a result of lease terminations with the state of Alabama, as previously described in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the Securities and Exchange Commission, or SEC, on February 18, 2022. Asset impairment charges during 2021 also include the impairment of $2.9 million for goodwill and other assets associated with the anticipated termination of a managed-only contract in our Safety segment recognized during the second quarter of 2021, $1.3 million for the impairment of real estate assets recognized during the first quarter of 2021 for a facility in our Properties segment that was sold during the second quarter of 2021, and $2.0 million recognized during the fourth quarter of 2021 for the impairment of real estate for a facility in our Community segment that was classified as held for sale as of December 31, 2021.

Interest expense, net

As discussed in more detail hereinafter, on May 12, 2022, we entered into a Third Amended and Restated Credit Agreement, or the New Bank Credit Facility, in an aggregate principal amount of $350.0 million, consisting of a $100.0 million term loan, or the New Term Loan A, and a $250.0 million revolving credit facility, or the New Revolving Credit Facility. The New Bank Credit Facility replaced the Second Amended and Restated Credit Agreement, or the Previous Bank Credit Facility, which was in an aggregate principal amount of $1.0 billion and consisted of a term loan with an original principal balance of $200.0 million, or the Previous Term Loan A, and a revolving credit facility with a borrowing capacity of $800.0 million, or the Previous Revolving Credit Facility. The New Bank Credit Facility extends the maturity to May 2026 from the April 2023 maturity under the Previous Bank Credit Facility. The New Bank Credit Facility and the Previous Bank Credit Facility are together referred to herein as the Bank Credit Facility.

Interest expense is reported net of interest income and capitalized interest for the years ended December 31, 2022 and 2021. Gross interest expense, net of capitalized interest, was $95.9 million and $95.5 million in 2022 and 2021, respectively. Gross interest expense was based on outstanding borrowings under our Bank Credit Facility, our Term Loan B (which we repaid in full in May 2022, as further described hereinafter), our outstanding senior unsecured notes, and our outstanding non-recourse mortgage notes, as well as the amortization of loan costs and unused facility fees. Interest expense during 2022 increased primarily as a result of the issuance of $675.0 million aggregate principal amount of 8.25% senior unsecured notes in April and September 2021, which increased the average interest rate applicable to our outstanding debt, as further described hereinafter. However, the increase in gross interest expense was almost entirely offset by a decrease in the average outstanding balance on our Previous Revolving Credit Facility (which we repaid in full in the third quarter of 2021), the redemption and repurchase of an aggregate of $426.4 million of senior unsecured notes during 2021, the repayment of certain non-recourse mortgage notes during 2021, the repayment of $90.0 million of the then-outstanding balance of the Term Loan B during October 2021, the $124.1 million repayment of the remaining balance of the Term Loan B during May 2022, and the repurchase in the open market of $80.8 million principal amount of unsecured notes during 2022, all as further described hereinafter.

We benefited from relatively low interest rates on our Previous Bank Credit Facility, which was largely based on the London Interbank Offered Rate, or LIBOR. Based on our total leverage ratio, borrowings under our Previous Bank Credit Facility during most of 2021 were at the base rate plus a margin of 0.50% or at LIBOR plus a margin of 1.50%, and a commitment fee equal to 0.35% of the unfunded balance of the Previous Revolving Credit Facility. During the fourth quarter of 2021, based on a reduction in our total leverage ratio, borrowings under our Previous Bank Credit Facility decreased to a base rate plus a margin of 0.25% or LIBOR plus a margin of 1.25%, and a commitment fee equal to 0.30% of the unfunded balance of the Previous Revolving Credit Facility. Based on our current total leverage ratio, loans under our New Bank Credit Facility bear interest at a base rate plus a margin of 2.25% or at the Bloomberg Short-Term Bank Yield Index, or BSBY, rate plus a margin of 3.25%, and a commitment fee equal to 0.45% of the unfunded balance of the New Revolving Credit Facility. Although we are exposed to rising interest rates, we have reduced our exposure to rising interest rates by paying down our variable rate debt. The only remaining variable rate debt we have is associated with our New Term Loan A, which had an outstanding balance of $96.3 million as of December 31, 2022, and our New Revolving Credit Facility, which was undrawn during 2022.

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

On April 14, 2021, we completed an underwritten registered public offering of $450.0 million aggregate principal amount of 8.25% senior unsecured notes due 2026, or the Original 8.25% Senior Notes, which are guaranteed by our existing and future subsidiaries that guarantee the Bank Credit Facility. The Original 8.25% Senior Notes were priced at 99.0% of face value and as a result have an effective yield to maturity of 8.50%. We used a significant amount of the net proceeds from the offering of the Original 8.25% Senior Notes (i) to redeem all of our previous $250.0 million aggregate principal amount of 5.0% senior unsecured notes, which were due in 2022, or the 5.0% Senior Notes, including the payment of the applicable "make-whole" redemption amount of $15.5 million and accrued interest, and (ii) to repurchase $149.0 million of our $350.0 million principal amount of 4.625% senior unsecured notes due 2023, or the 4.625% Senior Notes, at an aggregate purchase price of $151.2 million in privately negotiated transactions, reducing the outstanding balance of the 4.625% Senior Notes to $201.0 million. Following the April 2021 issuance of the original 8.25% Senior Notes, during the balance of 2021 we purchased an additional aggregate $27.3 million of our 4.625% Senior Notes at par in open market purchases, further reducing the outstanding balance of the 4.625% Senior Notes to $173.7 million. In addition, during 2022, we purchased an additional $19.9 million of the 4.625% Senior Notes at a weighted average purchase price approximately equal to par in open market purchases, reducing the outstanding balance of the 4.625% Senior Notes to $153.8 million as of December 31, 2022. The "make-whole" redemption amount paid in connection with the redemption of the 5.0% Senior Notes and the aggregate price paid for the 4.625% Senior Notes in excess of the principal amount of the notes repurchased resulted in charges of approximately $19.2 million during the second quarter of 2021, including costs associated with the repurchases and the proportionate write-off of existing debt issuance costs. The remaining net proceeds from the issuance of the Original 8.25% Senior Notes were used to pay down a portion of the amounts outstanding under the Previous Revolving Credit Facility and for general corporate purposes.

On September 29, 2021, we completed an underwritten registered tack-on public offering of $225.0 million in aggregate principal amount of 8.25% Senior Notes due 2026, or the Additional 8.25% Senior Notes, at an issue price of 102.25% of their aggregate principal amount, plus accrued interest from the April 14, 2021 issue date for the Original 8.25% Senior Notes, resulting in an effective yield to maturity of 7.65% for the Additional 8.25% Senior Notes. The Additional 8.25% Senior Notes and the Original 8.25% Senior Notes, together the 8.25% Senior Notes, constitute a single class of securities and have identical terms, other than issue date and issue price. The issuance of the Additional 8.25% Senior Notes increased the total aggregate principal amount of the 8.25% Senior Notes outstanding to $675.0 million. The net proceeds from the issuance of the Additional 8.25% Senior Notes totaled approximately $225.5 million, after deducting the underwriting discounts and estimated offering expenses and including the original issuance premium. We used the net proceeds from the offering of the Additional 8.25% Senior Notes to pay down our Previous Revolving Credit Facility and for general corporate purposes. During 2022, we purchased $60.9 million of the 8.25% Senior Notes at a weighted average purchase price approximately equal to par in open market purchases, reducing the outstanding balance of the 8.25% Senior Notes to $614.1 million as of December 31, 2022.

Gross interest income was $10.9 million and $10.0 million in 2022 and 2021, respectively. Gross interest income is earned on notes receivable, investments, cash and cash equivalents, and restricted cash. Interest income also includes interest income associated with the 20-year finance receivable associated with the Lansing Correctional Facility lease to the KDOC, which commenced in January 2020, and amounted to $8.7 million and $8.8 million in 2022 and 2021, respectively. Total capitalized interest was $1.0 million and $0.4 million during 2022 and 2021, respectively.

Expenses associated with debt repayments and refinancing transactions

During 2022, we incurred charges of $1.3 million for the write-off of a pro-rata portion of the loan costs associated with the aforementioned open market purchases of the 4.625% Senior Notes and the 8.25% Senior Notes, net of discounts to the principal balance of notes purchased. Further, as previously described, during the second quarter of 2022, we incurred charges of $0.8 million for the write-off of a portion of the pre-existing loan costs associated with our Previous Bank Credit Facility, as well as $6.0 million associated with the write-off of the remaining unamortized debt issuance costs and original issue discount resulting from the prepayment of our Term Loan B.

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

Gain on sale of real estate assets, net

Gain on sale of real estate assets, net during the year ended December 31, 2022, primarily includes the gains on the sales of the McRae Correctional Facility in our Safety segment and the Stockton Female Community Corrections Facility and the Long Beach Community Corrections Center in our Properties segment, all of which were recorded in the third quarter of 2022, as previously described herein. Gain on sale of real estate assets, net during 2022 also includes gains related to the sales of certain other real estate properties, including two vacant land parcels.

Gain on sale of real estate assets, net during the year ended December 31, 2021, includes the gains on the sales of the Capital Commerce Center in Florida, a 217,000 square foot warehouse property in Dayton, Ohio, and a 541,000 square foot property in Baltimore Maryland, all of which were recorded in the second quarter of 2021, as previously described herein.

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

We continued to operate as a REIT for the remainder of the 2020 tax year, and existing REIT requirements and limitations, including those established by our organizational documents, remained in place until January 1, 2021. Effective January 1, 2021, we became subject to federal and state income taxes on our taxable income at applicable tax rates, and are no longer entitled to a tax deduction for dividends paid. During the years ended December 31, 2022 and 2021, our financial statements reflected an income tax expense of $43.0 million and $138.0 million, respectively. Income tax expense for 2022 included an income tax expense of $19.3 million associated with the gain on sale of real estate assets previously described, partially offset by an income tax benefit associated with shareholder litigation expenses, asset impairments, and expenses associated with debt repayments and refinancing transactions previously described. Income tax expense for 2021 included $114.2 million primarily resulting from the revaluation of our net deferred tax liabilities due to the completion of all significant actions necessary to revoke our REIT election. No catch-up tax payments or penalties resulted from the revocation of our REIT election. Income tax expense related to operations for 2021 was partially offset by an income tax benefit of $21.2 million associated with the settlement agreement reached on April 16, 2021 in connection with the shareholder litigation, incremental expenses directly associated with COVID-19 (reflected in operating expenses), asset impairments, and expenses associated with debt repayments and refinancing transactions, net of an income tax expense associated with the gain on sale of real estate assets.

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

Year Ended December 31, 2021 Compared to the Year Ended December 31, 2020

Pursuant to Regulation S-K item 303, a detailed review of our performance for the year ended December 31, 2021 compared to our performance for the year ended December 31, 2020 is set forth in "Part 2, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on February 18, 2022.

LIQUIDITY AND CAPITAL RESOURCES

Our principal capital requirements are for working capital, capital expenditures, and debt service payments, as well as outstanding commitments and contingencies, as further discussed in the notes to our financial statements. Effective January 1, 2021, we became subject to federal and state income taxes on our taxable income at applicable tax rates, and are no longer entitled to a tax deduction for dividends paid, which were available when we elected REIT status. However, we believe this conversion in corporate tax structure improves our overall credit profile and will lower our overall cost of capital, as we are able to allocate our free cash flow toward the repayment of debt, which may include the purchase of our outstanding debt in open market transactions, privately negotiated transactions or otherwise. Any such debt repurchases will depend upon prevailing market conditions, our liquidity requirements, contractual requirements, applicable securities laws requirements, and other factors. During 2021 and 2022, we repaid $581.2 million of debt, net of the change in cash. Following our first priority of utilizing free cash flow to reduce debt, we expect to allocate a substantial portion of our free cash flow to returning capital to our shareholders, which could include share repurchases and future dividends. Any future dividend is subject to the BOD's determinations as to the amount of distributions and the timing thereof, as well as limitations under the Company's debt covenants. We were not able to implement a meaningful share repurchase program under the REIT structure without increasing our debt because a substantial portion of our free cash flow was required to satisfy the distribution requirements under the REIT structure. On May 2, 2022, the BOD approved a share repurchase program to purchase up to $150.0 million of our common stock. On August 2, 2022, the BOD increased the authorization to repurchase under the share repurchase program by up to an additional $75.0 million of our common stock, which resulted in a total aggregate authorized amount to repurchase up to $225.0 million of our common stock. Repurchases of our outstanding common stock will be made in accordance with applicable securities laws and may be made at our discretion based on parameters set by our BOD from time to time in the open market, through privately negotiated transactions, or otherwise. The share repurchase program has no time limit and does not obligate us to purchase any particular amount of our common stock. The authorization for the share repurchase program may be terminated, suspended, increased or decreased by the BOD in its discretion at any time. Through December 31, 2022, we completed the repurchase of 6.6 million shares of our common stock at a total cost of $74.5 million, using cash on hand and cash provided by operations.

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

With the extensively aged criminal justice infrastructure in the U.S. today, we believe we can bring real estate and financing solutions to government agencies like we did in connection with the construction of the Lansing Correctional Facility that commenced operations in January 2020. We financed the construction of the Lansing Correctional Facility 100% with project specific financing, requiring no equity commitment from us. We believe we can also provide other real estate solutions to government agencies faced with extensively aged criminal justice infrastructure, including "turn-key" solutions like those we are providing to the state of Arizona in connection with the new contract that commenced during the second quarter of 2022 at our La Palma Correctional Center, as well as real estate only solutions to government agencies that need correctional capacity where they prefer to perform the operations. Most real estate only solutions would not require material capital expenditures if we have existing capacity. However, in the future we could incur capital expenditures to provide replacement capacity for government agencies that have extensively aged criminal justice infrastructure and are in need of new capacity.

In July 2022, we entered into a Purchase and Sale Agreement with the Georgia Building Authority to purchase the 1,978-bed McRae Correctional Facility for a price of $130.0 million in order to update its aged and inefficient public sector correctional infrastructure. We completed the sale in August 2022. The sale of the McRae facility generated net sales proceeds of $129.7 million. We also sold two additional properties and a parcel of land during the third quarter of 2022 that generated net sales proceeds of approximately $15.6 million and, during the fourth quarter of 2022, we sold a property in our Community segment that generated net sales proceeds of approximately $0.9 million.

During the first and second quarters of 2022 we completed the sales of two additional residential reentry facilities and a parcel of land that generated net sales proceeds of $10.8 million. As of December 31, 2022, we had three residential reentry facilities classified as held for sale, one of which is under a Purchase & Sale Agreement and is expected to be sold during the second quarter of 2023, with an aggregate net book value of $6.9 million. Any net proceeds generated from the sales of these facilities would provide additional liquidity to us for general corporate purposes, which may include making repurchases under our share repurchase plan and/or reducing our outstanding indebtedness.

As of December 31, 2022, we had cash on hand of $149.4 million, and $233.2 million available under our New Revolving Credit Facility. During the years ended December 31, 2022 and 2021, we generated $153.6 million and $263.2 million, respectively, in cash through operating activities. We currently expect to be able to meet our cash expenditure requirements for the next year and beyond utilizing cash on hand, cash flows from operations, and availability under our New Revolving Credit Facility. As of December 31, 2022, we had no debt maturities until May 2023, when the remaining $153.8 million of the 4.625% Senior Notes was scheduled to mature. On December 22, 2022, we delivered an irrevocable notice to the trustee of the holders of the 4.625% Senior Notes that we elected to redeem in full the 4.625% Senior Notes that remained outstanding on February 1, 2023. The 4.625% Senior Notes were redeemed on February 1, 2023 at a redemption price equal to 100% of the principal amount of the outstanding 4.625% Senior Notes, which amounted to $153.8 million, plus accrued and unpaid interest to, but not including, the redemption date. We used a combination of cash on hand and available capacity under our New Revolving Credit Facility to fund the redemption. Following the redemption of the 4.625% Senior Notes, we have no debt maturities until 2026.

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

Debt

As of December 31, 2022, we had $153.8 million principal amount of unsecured notes outstanding with a fixed stated interest rate of 4.625% (which were redeemed in full on February 1, 2023, as previously noted herein), $250.0 million principal amount of unsecured notes outstanding with a fixed stated interest rate of 4.75%, and $614.1 million principal amount of unsecured notes outstanding with a fixed stated interest rate of 8.25%, or collectively, the Senior Notes. In addition, we had $150.4 million outstanding under the Kansas Notes with a fixed stated interest rate of 4.43% and $96.3 million outstanding under our New Term Loan A with a variable interest rate of 7.5%. We had $16.8 million of letters of credit outstanding under our New Revolving Credit Facility at December 31, 2022. There was no amount outstanding under our New Revolving Credit Facility as of December 31, 2022. As of December 31, 2022, our total weighted average effective interest rate was 7.1%, while our total weighted average maturity was 4.9 years.

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

Operating Activities

Our net cash provided by operating activities for the year ended December 31, 2022 was $153.6 million compared with $263.2 million in 2021. Cash provided by operating activities represents our net income (loss) plus depreciation and amortization, changes in various components of working capital, and various non-cash charges. The reduction in cash provided by operating activities primarily resulted from a decline in facility net operating income of $93.7 million, combined with negative fluctuations in working capital during 2022, compared with 2021.

Investing Activities

Our cash flow provided by investing activities was $73.0 million for the year ended December 31, 2022 and was primarily attributable to $157.7 million in net proceeds from the sale of assets, partially offset by capital expenditures for facility development and expansions of $23.1 million and $58.3 million for facility maintenance and information technology capital expenditures.

Our cash flow provided by investing activities was $238.4 million for the year ended December 31, 2021 and was primarily attributable to $320.8 million in net proceeds from the sale of assets, partially offset by capital expenditures for facility development and expansions of $18.6 million and $62.3 million for facility maintenance and information technology capital expenditures.

Financing Activities

Cash flow used in financing activities was $375.2 million for the year ended December 31, 2022 and was primarily attributable to debt repayments, including the aforementioned $167.5 million related to our Previous Term Loan A, $124.1 million related to our Term Loan B, and $80.6 million related to our 4.625% and 8.25% Senior Notes. In addition, our net cash flow used in financing activities was attributable to $15.1 million of scheduled principal repayments under our Term Loan A, Term Loan B, and our non-recourse mortgage note. Our net cash flow used in financing activities also included $79.9 million for the share repurchase program our BOD authorized during the second quarter of 2022, as well as the purchase and retirement of common stock that was issued in connection with equity-based compensation, and dividend payments on restricted stock units that became vested of $0.9 million. These payments were partially offset by the $100.0 million of proceeds from the aforementioned issuance of the New Term Loan A.

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

As of December 31, 2022, neither CoreCivic nor any of its subsidiary guarantors had any material or significant restrictions on CoreCivic's ability to obtain funds from its subsidiaries by dividend or loan or to transfer assets from such subsidiaries.

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

	December 31,
	2022	2021
Current assets	$415,304	$531,626
Real estate and related assets	2,384,279	2,502,135
Other assets	204,606	224,277
Total non-current assets	2,588,885	2,726,412
Current liabilities	345,241	237,795
Long-term debt, net	942,147	1,344,606
Other liabilities	276,752	293,456
Total long-term liabilities	1,218,899	1,638,062

	For the Years Ended December 31,
	2022	2021
Revenue	$1,844,084	$1,848,315
Operating expenses	1,413,788	1,332,248
Other expenses	261,898	336,084
Total expenses	1,675,686	1,668,332
Income before income taxes	162,454	60,543
Net income (loss)	119,472	(77,456)

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

Our reconciliation of net income to FFO and Normalized FFO for the years ended December 31, 2022, 2021, and 2020 is as follows (in thousands):

	For the Years Ended December 31,
	2022	2021	2020
FUNDS FROM OPERATIONS:
Net income (loss)	$122,320	$(51,896)	$55,338
Depreciation and amortization of real estate assets	96,917	98,738	112,046
Impairment of real estate assets	4,392	3,335	14,380
Loss (gain) on sale of real estate assets, net	(87,728)	(38,766)	13,023
Income tax expense for special items	21,995	8,785	532
Funds From Operations	157,896	20,196	195,319
Expenses associated with debt repayments and refinancing transactions	8,077	56,279	7,141
Expenses associated with mergers and acquisitions	—	—	338
Contingent consideration for acquisition of businesses	—	—	620
Expenses associated with COVID-19	—	2,434	13,777
Expenses associated with changes in corporate tax structure	—	—	5,240
Income taxes associated with change in corporate tax structure and other special tax items	—	114,249	3,085
Shareholder litigation expense	1,900	54,295	—
Goodwill and other impairments	—	8,043	46,248
Income tax benefit for special items	(2,657)	(30,012)	—
Normalized Funds From Operations	$165,216	$225,484	$271,768

Material Cash Requirements

The following table summarizes our material cash requirements related to borrowings, contracts and leases by the indicated period as of December 31, 2022 (in thousands):

	Payments Due By Year Ending December 31,
	2023	2024	2025	2026	2027	Thereafter	Total
Long-term debt	$165,525	$14,722	$17,698	$688,563	$256,855	$121,159	$1,264,522
Interest on senior and mortgage notes	70,900	68,898	68,554	43,055	17,434	37,418	306,259
Contractual facility developments and other commitments	1,694	—	—	—	—	—	1,694
South Texas Family Residential Center	51,421	51,562	51,421	38,460	—	—	192,864
Leases	4,996	4,939	4,799	4,369	3,658	14,870	37,631
Total	$294,536	$140,121	$142,472	$774,447	$277,947	$173,447	$1,802,970

The cash obligations in the table above do not include future cash obligations for variable interest expense associated with our New Term Loan A or the balance outstanding on our New Revolving Credit Facility, if any, as projections would be based on future outstanding balances as well as future variable interest rates, and we are unable to make reliable estimates of either. Certain of our other ongoing construction projects are not currently under contract and thus are not included as a contractual obligation above as we may generally suspend or terminate such projects without substantial penalty. With respect to the South Texas Family Residential Center, the cash obligations included in the table above reflect the full contractual obligations of the lease of the site, excluding contingent payments, even though the lease agreement provides us with the ability to terminate if ICE terminates the amended IGSA associated with the facility.

We had $16.8 million of letters of credit outstanding at December 31, 2022 primarily to support our requirement to repay fees and claims under our self-insured workers' compensation plan in the event we do not repay the fees and claims due in accordance with the terms of the plan, and for a debt service reserve requirement under terms of the Kansas Notes. The letters of credit are renewable annually. We did not have any draws under these outstanding letters of credit during 2022, 2021, or 2020.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Our primary market risk exposure is to changes in U.S. interest rates. In an effort to mitigate inflation, the Federal Reserve has increased interest rates throughout 2022, and it is anticipated that interest rates will continue to rise in the near term. We are exposed to market risk related to our Bank Credit Facility because the interest rates on these loans are subject to fluctuations in the market. We were also exposed to market risk related to our Term Loan B prior to its prepayment in full in May 2022. If the interest rate for our outstanding indebtedness under the Revolving Credit Facility, the Term Loan A, and the Term Loan B was 100 basis points higher or lower (but not less than 0%) during the years ended December 31, 2022, 2021, and 2020, our interest expense, net of amounts capitalized, would have been increased by $1.4 million, $3.0 million, and $8.0 million, respectively, and would have been decreased by $0.8 million, $0.3 million, and $3.4 million, respectively.

As of December 31, 2022, we had outstanding $153.8 million of senior notes due 2023 with a fixed interest rate of 4.625%, $614.1 million of senior notes due 2026 with a fixed interest rate of 8.25%, and $250.0 million of senior notes due 2027 with a fixed interest rate of 4.75%. We also had $150.4 million outstanding under the Kansas Notes with a fixed interest rate of 4.43%. Because the interest rates with respect to these instruments are fixed, a hypothetical 100 basis point increase or decrease in market interest rates would not have a material impact on our financial statements.

We may, from time to time, invest our cash in a variety of short-term financial instruments. These instruments generally consist of highly liquid investments with original maturities at the date of purchase of three months or less. While these investments are subject to interest rate risk and will decline in value if market interest rates increase, a hypothetical 100 basis point increase or decrease in market interest rates would not materially affect the value of these instruments. See the risk factor discussion captioned "Rising interest rates increase the cost of our variable rate debt" under Part 1, Item 1A of this Annual Report on Form 10-K for more discussion on interest rate risks that may affect our financial condition.

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

i.
pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;
ii.
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and
iii.
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

Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2022. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework released in 2013. Based on this assessment, management believes that, as of December 31, 2022, the Company's internal control over financial reporting was effective.

The Company's independent registered public accounting firm, Ernst & Young LLP, has issued an attestation report on the Company's internal control over financial reporting. That report begins on page 95.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the fourth fiscal quarter of 2022 that have materially affected, or are likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of CoreCivic, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited CoreCivic, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, CoreCivic, Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2022 consolidated financial statements of the Company and our report dated February 21, 2023 expressed an unqualified opinion thereon.

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
February 21, 2023

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

None.

PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this Item 10 will appear in, and is hereby incorporated by reference from, the information under the headings "Proposal 1 – Election of Directors-Incumbent Directors Standing for Re-Election," "Executive Officers," "Corporate Governance – Board Meetings and Committees," "Corporate Governance – Director Independence,” "Corporate Governance – Certain Relationships and Related Party Transactions," and "Security Ownership of Certain Beneficial Owners and Management – Section 16(a) Beneficial Ownership Reporting Compliance" in our definitive proxy statement for the 2023 Annual Meeting of Stockholders.

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

ITEM 11. EXECUTIVE COMPENSATION.

The information required by this Item 11 will appear in, and is hereby incorporated by reference from, the information under the headings "Executive and Director Compensation" in our definitive proxy statement for the 2023 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this Item 12 will appear in, and is hereby incorporated by reference from, the information under the heading "Security Ownership of Certain Beneficial Owners and Management – Ownership of Common Stock – Directors and Executive Officers," and "Security Ownership of Certain Beneficial Owners and Management – Ownership of Common Stock – Principal Stockholders" in our definitive proxy statement for the 2023 Annual Meeting of Stockholders.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth certain information as of December 31, 2022 regarding compensation plans under which our equity securities are authorized for issuance.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options	(b) Weighted – Average Exercise Price of Outstanding Options	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by stockholders	—	$—	7,281,809	(1)
Equity compensation plans not approved by stockholders	—	—	—
Total	—	$—	7,281,809

(1)
Reflects shares of common stock available for issuance under our Amended and Restated 2020 Stock Incentive Plan, the only equity compensation plan approved by our stockholders under which we continue to grant awards.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS AND DIRECTOR INDEPENDENCE.

The information required by this Item 13 will appear in, and is hereby incorporated by reference from, the information under the heading "Corporate Governance – Certain Relationships and Related Party Transactions" and "Corporate Governance – Director Independence" in our definitive proxy statement for the 2023 Annual Meeting of Stockholders.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by this Item 14 will appear in, and is hereby incorporated by reference from, the information under the heading "Proposal 2 – Non-Binding Ratification of Appointment of Independent Registered Public Accounting Firm" in our definitive proxy statement for the 2023 Annual Meeting of Stockholders.

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

(2)
Financial Statement Schedules:

Schedule III-Real Estate Assets and Accumulated Depreciation.

Information with respect to this item begins on page F-41 of this Annual Report on Form 10-K. Other schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the financial statements or notes thereto.

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

3.3

Tenth Amended and Restated Bylaws of the Company (previously filed as Exhibit 3.1 to the Company's Current Report on Form 8-K (Commission File no. 001-16109), filed with the Commission on December 16, 2022 and incorporated herein by this reference).

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

4.3

Indenture (2022 Notes, 2026 Notes and 2027 Notes), dated as of September 25, 2015, by and between the Company and U.S. Bank National Association, as Trustee (previously filed as Exhibit 4.1 to the Company's Current Report on Form 8-K (Commission File no. 001-16109), filed with the Commission on September 25, 2015 and incorporated herein by this reference).

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

10.1

Third Amended and Restated Credit Agreement, dated May 12, 2022 (previously filed as Exhibit 10.1 to the Company's Current Report on Form 8-K (Commission File no. 001-16109), filed with the Commission on May 13, 2022 and incorporated herein by this reference).

10.2

Second Amended and Restated Credit Agreement, dated as of April 17, 2018 (previously filed as Exhibit 10.1 to the Company's Current Report on Form 8-K (Commission File no. 001-16109), filed with the Commission on April 18, 2018 and incorporated herein by this reference).

10.3

First Amendment to Second Amended and Restated Credit Agreement, dated August 4, 2020, to the Second Amended and Restated Credit Agreement, dated as of April 17, 2018 (previously filed as Exhibit 10.2 to the Company's Current Report on Form 8-K (Commission File no. 001-16109), filed with the Commission on August 5, 2020 and incorporated herein by this reference).

10.4

The Company's Non-Employee Directors' Compensation Plan (previously filed as Appendix C to the Company's definitive Proxy Statement relating to its Annual Meeting of Stockholders (Commission File no. 001-16109), filed with the Commission on April 11, 2003 and incorporated herein by this reference).

10.5

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

10.7

Form of Director Non-qualified Stock Option Agreement for the Company's 2008 Stock Incentive Plan (previously filed as Exhibit 10.3 to the Company's Current Report on Form 8-K (Commission File no. 001-16109), filed with the Commission on February 21, 2008 and incorporated herein by this reference).

10.8

The Company's Amended and Restated 2008 Stock Incentive Plan (previously filed as Exhibit 10.1 of the Company's Current Report on Form 8-K (Commission File no. 001-16109), filed with the Commission on May 17, 2011 and incorporated herein by this reference).

10.9

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

10.12

Form of Restricted Stock Unit Award Agreement for the Company's Amended and Restated 2008 Stock Incentive Plan (Time-Vesting Form for Executive Officers) (previously filed as Exhibit 10.23 to the Company's Annual Report on Form 10-K (Commission File no. 001-16109), filed with the Commission on February 27, 2013 and incorporated herein by this reference).

10.13

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

10.15

Amended and Restated Executive Deferred Compensation Plan (previously filed as Exhibit 10.2 to the Company's Current Report on Form 8-K (Commission File no. 001-16109), filed with the Commission on August 16, 2007 and incorporated herein by this reference).

10.16

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

10.19

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

10.21

The Company's 2020 Stock Incentive Plan (previously filed as Exhibit 10.1 to the Company's Current Report on Form 8-K (Commission File no. 001-16109), filed with the Commission on May 18, 2020 and incorporated herein by this reference).

10.22

Form of Executive Time-Based Restricted Share Unit Award Agreement for the Company's 2020 Stock Incentive Plan (previously filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q (Commission File no. 001-16109), filed with the Commission on August 6, 2020 and incorporated herein by this reference).

10.23

Form of Executive Performance-Based Restricted Share Unit Award Agreement for the Company's 2020 Stock Incentive Plan (previously filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q (Commission File no. 001-16109), filed with the Commission on August 6, 2020 and incorporated herein by this reference).

10.24

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

10.26

The Company's Amended and Restated 2020 Stock Incentive Plan (previously filed as Exhibit 10.1 to the Company's Current Report on Form 8-K (Commission File no. 001-16109), filed with the Commission on May 16, 2022 and incorporated herein by this reference).

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

101*

The following financial information from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2022, formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statements of Stockholders' Equity, and (v) the Notes to Consolidated Financial Statements. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

104*	The cover page from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2022, formatted in Inline XBRL (included in Exhibit 101).

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CORECIVIC, INC.

Date: February 21, 2023	By:	/s/ Damon T. Hininger
Damon T. Hininger, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Damon T. Hininger	February 21, 2023
Damon T. Hininger, President and Chief Executive Officer (Principal Executive Officer and Director)

/s/ David M. Garfinkle	February 21, 2023
David M. Garfinkle, Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ Mark A. Emkes	February 21, 2023
Mark A. Emkes, Chairman of the Board of Directors

/s/ Donna M. Alvarado	February 21, 2023
Donna M. Alvarado, Director

/s/ Robert J. Dennis	February 21, 2023
Robert J. Dennis, Director

/s/ Stacia A. Hylton	February 21, 2023
Stacia A. Hylton, Director

/s/ Harley G. Lappin	February 21, 2023
Harley G. Lappin, Director

/s/ Anne L. Mariucci	February 21, 2023
Anne L. Mariucci, Director

/s/ Thurgood Marshall, Jr.	February 21, 2023
Thurgood Marshall, Jr., Director

/s/ Devin I. Murphy	February 21, 2023
Devin I. Murphy, Director

/s/ John R. Prann, Jr.	February 21, 2023
John R. Prann, Jr., Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of CoreCivic, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of CoreCivic, Inc. and subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and financial statement schedule listed in the Index at Item 15(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 21, 2023 expressed an unqualified opinion thereon.

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

Impairment of Long-Lived Assets
Description of the Matter

At December 31, 2022, the Company’s property and equipment, net of accumulated depreciation, was $2.2 billion, which includes $195.6 million related to seven idle correctional facilities and $6.5 million related to other idle facilities. As discussed in Note 2 and Note 6 to the consolidated financial statements, long-lived assets other than goodwill are reviewed for impairment when circumstances indicate the carrying value of an asset may not be recoverable. The Company estimates undiscounted cash flows for each facility with an impairment indicator, including the idle facilities described above. When the estimated undiscounted cash flows associated with the asset or group of assets are less than their carrying value, an impairment is recognized as the difference between the carrying value of the asset and its fair value.

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

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s long-lived asset impairment review process, including controls over management’s review of assumptions supporting the projected utilization of idle facilities and the estimated undiscounted cash flows for each facility.

To test the Company’s long-lived asset impairment analysis, we performed audit procedures that included, among others, evaluating evidence to support the projected utilization of facilities and to support recoverability of net book values based on anticipated cash flows. We also performed sensitivity analyses to evaluate the impact of changes in assumptions on estimated undiscounted cash flows.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2002.
Nashville, Tennessee
February 21, 2023

CORECIVIC, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	December 31,
ASSETS	2022	2021
Cash and cash equivalents	$149,401	$299,645
Restricted cash	12,764	11,062
Accounts receivable, net of credit loss reserve of $8,008 and $7,931, respectively	312,435	282,809
Prepaid expenses and other current assets	32,134	26,872
Assets held for sale	6,936	6,996
Total current assets	513,670	627,384
Real estate and related assets:
Property and equipment, net of accumulated depreciation of $1,716,283 and $1,657,709, respectively	2,176,098	2,283,256
Other real estate assets	208,181	218,915
Goodwill	4,844	4,844
Other assets	341,976	364,539
Total assets	$3,244,769	$3,498,938
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable and accrued expenses	$285,226	$305,592
Current portion of long-term debt	165,525	35,376
Total current liabilities	450,751	340,968
Long-term debt, net	1,084,858	1,492,046
Deferred revenue	22,590	27,551
Non-current deferred tax liabilities	99,618	88,157
Other liabilities	154,544	177,748
Total liabilities	1,812,361	2,126,470
Commitments and contingencies
Preferred stock – $0.01 par value; 50,000 shares authorized; none issued and outstanding at December 31, 2022 and 2021, respectively	—	—
Common stock – $0.01 par value; 300,000 shares authorized; 114,988 and 120,285 shares issued and outstanding at December 31, 2022 and 2021, respectively	1,150	1,203
Additional paid-in capital	1,807,689	1,869,955
Accumulated deficit	(376,431)	(498,690)
Total stockholders' equity	1,432,408	1,372,468
Total liabilities and stockholders' equity	$3,244,769	$3,498,938

The accompanying notes are an integral part of these consolidated financial statements.

CORECIVIC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	For the Years Ended December 31,
	2022	2021	2020
REVENUE	$1,845,329	$1,862,616	$1,905,485
EXPENSES:
Operating	1,413,792	1,337,065	1,406,376
General and administrative	127,700	135,770	124,338
Depreciation and amortization	127,906	134,738	150,861
Contingent consideration for acquisition of businesses	—	—	620
Shareholder litigation expense	1,900	54,295	—
Asset impairments	4,392	11,378	60,628
	1,675,690	1,673,246	1,742,823
OTHER INCOME (EXPENSE):
Interest expense, net	(84,974)	(85,542)	(83,299)
Expenses associated with debt repayments and refinancing transactions	(8,077)	(56,279)	(7,141)
Gain (loss) on sale of real estate assets	87,728	38,766	(13,023)
Other income (expense)	986	(212)	525
INCOME BEFORE INCOME TAXES	165,302	86,103	59,724
Income tax expense	(42,982)	(137,999)	(4,386)
NET INCOME (LOSS)	122,320	(51,896)	55,338
Net income attributable to non-controlling interest	—	—	(1,181)
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$122,320	$(51,896)	$54,157
BASIC EARNINGS (LOSS) PER SHARE	$1.03	$(0.43)	$0.45
DILUTED EARNINGS (LOSS) PER SHARE	$1.03	$(0.43)	$0.45
DIVIDENDS DECLARED PER SHARE	$—	$—	$0.44

The accompanying notes are an integral part of these consolidated financial statements.

CORECIVIC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Years Ended December 31,
	2022	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$122,320	$(51,896)	$55,338
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	127,906	134,738	150,861
Asset impairments	4,392	11,378	60,628
Amortization of debt issuance costs and other non-cash interest	5,643	7,345	5,519
Expenses associated with debt repayments and refinancing transactions	8,077	56,279	7,141
Deferred income taxes	11,461	99,270	4,945
Loss (gain) on sale of real estate assets	(87,728)	(38,766)	13,023
Other expenses and non-cash items	7,337	5,830	13,616
Non-cash revenue and other income	(3,998)	(718)	(7,301)
Non-cash equity compensation	17,568	18,733	17,264
Changes in assets and liabilities, net:
Accounts receivable, prepaid expenses and other assets	(35,172)	(10,628)	16,769
Accounts payable, accrued expenses and other liabilities	(24,223)	31,666	17,727
Net cash provided by operating activities	153,583	263,231	355,530
CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for facility development and expansions	(23,119)	(18,612)	(27,591)
Expenditures for other capital improvements	(58,277)	(62,272)	(56,196)
Acquisitions, net of cash acquired	—	—	(8,849)
Net proceeds from sale of assets	157,680	320,754	113,602
Increase in other assets	(3,246)	(1,447)	(7,998)
Net cash provided by investing activities	73,038	238,423	12,968
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of debt and borrowings from credit facility	100,000	740,563	374,000
Scheduled principal repayments	(15,064)	(35,305)	(32,254)
Principal repayments of credit facility	—	(284,000)	(520,000)
Repayment of non-recourse mortgage notes	—	(161,930)	(51,311)
Other repayments of debt	(372,346)	(516,350)	—
Payment of debt defeasance, issuance and other refinancing and related costs	(6,402)	(64,987)	(11,162)
Payment of lease obligations for financing leases	(578)	(559)	(543)
Contingent consideration for acquisition of businesses	—	(1,000)	—
Purchase and retirement of common stock	(79,887)	(1,639)	(3,575)
Dividends paid	(886)	(2,508)	(105,978)
Net cash used in financing activities	(375,163)	(327,715)	(350,823)
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(148,542)	173,939	17,675
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of period	310,707	136,768	119,093
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of period	$162,165	$310,707	$136,768
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Debt assumed on acquisition of property	$—	$—	$52,217
Establishment of right of use assets and lease liabilities	$2,096	$1,483	$116,263
Distributions to non-controlling interest	$—	$5,897	$—
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest (net of amounts capitalized of $1.0 million, $0.4 million, and $0.5 million in 2022, 2021, and 2020, respectively)	$90,815	$80,587	$88,132
Income taxes paid	$28,286	$36,477	$1,322

The accompanying notes are an integral part of these consolidated financial statements.

CORECIVIC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2022, 2021 AND 2020

(in thousands)

	Stockholders' Equity					Non-
						controlling
	Common Stock		Additional		Total	Interest -
		Par	Paid-in	Accumulated	Stockholders'	Operating	Total
	Shares	Value	Capital	Deficit	Equity	Partnership	Equity
Balance as of December 31, 2019	119,096	$1,191	$1,821,810	$(446,252)	$1,376,749	$—	$1,376,749
Net income	—	—	—	54,157	54,157	1,181	55,338
Retirement of common stock	(209)	(2)	(3,573)	—	(3,575)	—	(3,575)
Dividends declared on common stock ($0.44 per share)	—	—	—	(53,415)	(53,415)	—	(53,415)
Reductions in dividends on RSUs	—	—	—	27	27		27
Restricted stock compensation, net of forfeitures	—	—	17,264	—	17,264	—	17,264
Restricted stock grants	751	7	(7)	—	—	—	—
Cumulative effect of adoption of new accounting standard	—	—	—	(1,036)	(1,036)	—	(1,036)
Contributions to operating partnership	—	—	—	—	—	23,271	23,271
Distributions to non-controlling interest	—	—	—	—	—	(1,181)	(1,181)
Balance as of December 31, 2020	119,638	$1,196	$1,835,494	$(446,519)	$1,390,171	$23,271	$1,413,442
Net loss	—	—	—	(51,896)	(51,896)	—	(51,896)
Retirement of common stock	(220)	(2)	(1,637)	—	(1,639)	—	(1,639)
Dividends on RSUs	—	—	—	(275)	(275)	—	(275)
Restricted stock compensation, net of forfeitures	—	—	18,733	—	18,733	—	18,733
Restricted stock grants	867	9	(9)	—	—	—	—
Distributions to non-controlling interest	—	—	—	—	—	(5,897)	(5,897)
Termination of operating partnership	—	—	17,374	—	17,374	(17,374)	—
Balance as of December 31, 2021	120,285	$1,203	$1,869,955	$(498,690)	$1,372,468	$—	$1,372,468
Net income	—	—	—	122,320	122,320	—	122,320
Retirement of common stock	(7,141)	(71)	(79,816)	—	(79,887)	—	(79,887)
Dividends on RSUs	—	—	—	(61)	(61)	—	(61)
Restricted stock compensation, net of forfeitures	—	—	17,568	—	17,568	—	17,568
Restricted stock grants	1,844	18	(18)	—	—	—	—
Balance as of December 31, 2022	114,988	$1,150	$1,807,689	$(376,431)	$1,432,408	$—	$1,432,408

The accompanying notes are an integral part of these consolidated financial statements.

CORECIVIC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022, 2021 AND 2020

1.
ORGANIZATION AND OPERATIONS

CoreCivic, Inc. (together with its subsidiaries, the "Company" or "CoreCivic") is the nation's largest owner of partnership correctional, detention, and residential reentry facilities and one of the largest prison operators in the United States ("U.S."). Through three segments, CoreCivic Safety, CoreCivic Community, and CoreCivic Properties, the Company provides a broad range of solutions to government partners that serve the public good through corrections and detention management, a network of residential reentry centers to help address America's recidivism crisis, and government real estate solutions. As of December 31, 2022, through its CoreCivic Safety segment, the Company operated 44 correctional and detention facilities, 40 of which the Company owned, with a total design capacity of approximately 66,000 beds. Through its CoreCivic Community segment, the Company owned and operated 23 residential reentry centers with a total design capacity of approximately 5,000 beds. In addition, through its CoreCivic Properties segment, the Company owned 8 properties leased to government agencies, totaling 1.8 million square feet.

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

Restricted Cash

Restricted cash at December 31, 2022 and 2021 included deposit accounts totaling $12.8 million and $11.1 million, respectively, to ensure the timely payment of certain operating expenses, capital expenditures and debt service associated with the Lansing Correctional Facility, as further discussed in Note 10. The restricted cash accounts are required under the terms of the indebtedness securing such property.

Accounts Receivable and Credit Loss Reserve

At December 31, 2022 and 2021, accounts receivable of $312.4 million and $282.8 million, respectively, were net of credit loss reserve totaling $8.0 million and $7.9 million, respectively. Accounts receivable consist primarily of amounts due from federal, state, and local government agencies for the utilization of CoreCivic's properties. Accounts receivable also consist of amounts due for operating and managing the Company's correctional, detention, and residential reentry facilities, as well as its electronic monitoring and case management services operations.

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

Accounting for the Impairment of Long-Lived Assets Other Than Goodwill

Long-lived assets other than goodwill are reviewed for impairment when circumstances indicate the carrying value of an asset may not be recoverable. The Company estimates undiscounted cash flows for each facility with an impairment indicator. An impairment is recognized when the estimated undiscounted cash flows associated with the asset or group of assets are less than their carrying value. If impairment exists, an adjustment is made to write the asset down to its fair value, and a loss is recorded as the difference between the carrying value and fair value. Fair values are determined based on quoted market values, comparable sales data, discounted cash flows or internal and external appraisals, as applicable.

Goodwill

Goodwill represents the cost in excess of the fair value of net assets of businesses acquired. As further discussed in Note 3, goodwill is tested for impairment at least annually.

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

Revenue Recognition

Revenue is recognized over time when control of the promised service is transferred to CoreCivic's customers, in an amount that reflects consideration CoreCivic expects to be entitled for those services which is typically in the form of a fixed rate. These services are considered to be a performance obligation and are generally satisfied in one to thirty days depending on the performance obligation. CoreCivic maintains contracts with certain governmental entities to manage their facilities for fixed per diem rates. CoreCivic also maintains contracts with various federal, state, and local governmental entities for the housing of offenders in company-owned facilities at fixed per diem rates or monthly fixed rates. These contracts usually contain expiration dates with renewal options ranging from annual to multi-year renewals. Most of these contracts have current terms that require renewal every two to five years. Additionally, most facility management contracts contain clauses that allow the government agency to terminate a contract without cause and are generally subject to legislative appropriations. CoreCivic generally expects to renew these contracts for periods consistent with the remaining renewal options allowed by the contracts or other reasonable extensions; however, no assurance can be given that such renewals will be obtained. Fixed monthly rate revenue is recorded in the month earned and fixed per diem revenue, including revenue under those contracts that include guaranteed minimum populations, is recorded based on the per diem rate multiplied by the number of offenders housed or guaranteed during the respective period.

Certain of the government agencies also have the authority to audit and investigate CoreCivic's contracts with them. If the agency determines that CoreCivic has improperly allocated costs to a specific contract or otherwise was unable to perform certain contractual services, CoreCivic may not be reimbursed for those costs and could be required to refund the amount of any such costs that have been reimbursed, or to pay liquidated damages. In these instances, the amounts are required to be returned to the customer, are considered to be variable consideration and are classified as reductions to revenue.

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

Other revenue consists primarily of revenues associated with the Company's electronic monitoring and case management services, as well as ancillary revenues associated with operating correctional, detention and residential reentry facilities, such as commissary, phone, and vending sales. Other revenue is also generated from prisoner transportation services for governmental agencies. Revenue is recorded at a point in time when goods are provided or over time when services are provided.

Self-Funded Insurance and Litigation Reserves

CoreCivic is self-insured for employee health, workers' compensation, automobile liability claims, and general liability claims. As such, CoreCivic's insurance expense is largely dependent on claims experience and CoreCivic's ability to control its claims experience. CoreCivic has consistently accrued the estimated liability for employee health insurance based on its history of claims experience and time lag between the incident date and the date the cost is paid by CoreCivic. CoreCivic has accrued the estimated liability for workers' compensation claims based on an actuarially determined liability using a combination of actuarial methods used to project ultimate losses, and the Company's automobile insurance claims based on estimated development factors on claims incurred. The liability for employee health, workers' compensation, and automobile insurance includes estimates for both claims incurred and for claims incurred but not reported. CoreCivic records its best estimate of the probable costs for the resolution of certain claims and legal proceedings in which it is involved, if estimable. In addition, the Company is subject to current and potential future claims and legal proceedings for which little or no accrual has been reflected because the Company's current assessment of the potential exposure is nominal, or because the Company cannot reasonably estimate the amount of loss or range of loss, if any, that may result. These estimates have been developed in consultation with CoreCivic's General Counsel's office and, as appropriate, outside counsel handling these matters, and are based upon an analysis of potential results, assuming a combination of litigation and settlement strategies. These estimates could change in the future.

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

Fair Value of Financial Instruments

To meet the reporting requirements of ASC 825, "Financial Instruments", regarding fair value of financial instruments, CoreCivic calculates the estimated fair value of financial instruments using market interest rates, quoted market prices of similar instruments, or discounted cash flow techniques with observable Level 1 inputs for publicly traded debt and Level 2 inputs for all other financial instruments, as defined in ASC 820, "Fair Value Measurement". At December 31, 2022 and 2021, there were no material differences between the carrying amounts and the estimated fair values of CoreCivic's financial instruments, other than as follows (in thousands):

	December 31,
	2022		2021
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Note receivable from APM	$2,741	$3,076	$3,063	$3,491
Debt	$(1,264,522)	$(1,247,201)	$(1,551,932)	$(1,560,346)

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

CoreCivic derives its revenues primarily from amounts earned under federal, state, and local government contracts. For each of the years ended December 31, 2022, 2021, and 2020, federal correctional and detention authorities represented 54%, 56%, and 52%, respectively, of CoreCivic's total revenue. Federal correctional and detention authorities consist primarily of U.S. Immigration and Customs Enforcement ("ICE"), the United States Marshals Service ("USMS"), and the Federal Bureau of Prisons ("BOP"). ICE accounted for 29%, 30%, and 28% of total revenue for 2022, 2021, and 2020, respectively. The USMS accounted for 22%, 23%, and 21% of total revenue for 2022, 2021, and 2020, respectively. The BOP accounted for 3% of total revenue for 2022, 2021, and 2020. These federal customers have management contracts at facilities CoreCivic owns and at facilities CoreCivic manages but does not own. State revenues from contracts at correctional, detention, and residential reentry facilities that CoreCivic operates represented 36%, 32%, and 33% of total revenue during the years ended December 31, 2022, 2021, and 2020, respectively. The state of Tennessee generated 10% of CoreCivic's total revenue in 2022. Although the revenue generated from each of these agencies is derived from numerous management contracts and various types of properties, i.e. correctional, detention, and reentry, the loss or substantial reduction in value of one or more of such contracts could have a material impact on CoreCivic's financial condition and results of operations.

On January 26, 2021, President Biden issued the Executive Order on Reforming Our Incarceration System to Eliminate the Use of Privately Operated Criminal Detention Facilities ("Private Prison EO"). The Private Prison EO directs the Attorney General to not renew United States Department of Justice ("DOJ") contracts with privately operated criminal detention facilities. Two agencies of the DOJ, the USMS and the BOP, utilize CoreCivic's services. ICE facilities are not covered by the Private Prison EO, as ICE is an agency of the Department of Homeland Security ("DHS"), not the DOJ, although it is possible that the federal government could choose to take similar action on ICE facilities in the future. CoreCivic currently has two detention facilities that have direct contracts with the USMS that expire in September 2023 and September 2025. The facility with the contract expiring in September 2023 services a substantial number of USMS detainees that the Company believes will be challenging to replace, and the Company intends to work with the USMS to enable it to continue to fulfill its mission. However, the Company can provide no assurance that this contract will be renewed or replaced upon expiration. It is too early to predict the outcome of the expiration of the contract scheduled to expire in September 2025, and future developments could occur prior to the scheduled expiration date.

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

Leases

Leases are accounted for under the provisions of ASU 2016-02, "Leases (Topic 842)" and ASU 2018-11, "Targeted Improvements – Leases (Topic 842)", cumulatively ("ASC 842"). For finance leases and operating leases, CoreCivic recognizes on the balance sheet a liability to make lease payments and a right-of-use ("ROU") asset representing its right to use the underlying asset for the lease term, with each initially measured at the present value of the lease payments. The Company also applies the "short-term lease exception" permitted by ASC 842 for all classes of underlying assets. With the exception of the South Texas Family Residential Center lease, as further described in Note 5, the Company accounts for each separate lease component of a contract and its associated non-lease components as a single lease component. All rental payments associated with the South Texas Family Residential Center lease are classified as operating expenses.

For those operating leases that contain renewal options, the Company includes the renewal period in the lease terms, and the related payments are reflected in the ROU asset and lease liability, when it is reasonably certain that a renewal option will be exercised. The ROU asset is included in other assets on the consolidated balance sheets, while the current portion of the lease liability is included in accounts payable and accrued expenses, and the long-term portion of the liability is included in other liabilities on the consolidated balance sheets. Because CoreCivic does not generally have access to the interest rates implicit in its leases, the Company utilizes its incremental borrowing rate, based upon the terms and tenure of each base lease, as the discount rate when calculating the present value of future minimum lease payments for each lease arrangement.

For leases where the Company is the lessor, the Company applies the practical expedient provided by ASC 842 to not separate non-lease components from the associated lease component if certain criteria are met for each class of underlying assets. Lease components are elements of an arrangement that provide the customer with the right to use an identified asset. Non-lease components are distinct elements of a contract that are not related to securing the use of the leased asset and revenue is recognized in accordance with ASC 606. The Company considers common area maintenance ("CAM") and service income associated with tenant work orders to be non-lease components because they represent delivery of a separate service but are not considered a cost of securing the identified asset. In the case of the Company's business, the identified asset would be the leased real estate. The Company has concluded that the timing and pattern of transfer for non-lease components and the associated lease component are the same. The Company has also determined that the predominant component is the lease component and as such its leases qualify as operating leases. The Company accounts for and presents the lease component and the non-lease component as a single component in revenue.

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

3.
GOODWILL

ASU 2017-04, "Intangibles-Goodwill and Other (Topic 350): Simplifying the Test of Goodwill Impairment", establishes accounting and reporting requirements for goodwill and other intangible assets. Goodwill was $4.8 million as of December 31, 2022 and 2021, all of which was related to the Company's CoreCivic Safety segment.

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

4.
REAL ESTATE AND RELATED ASSETS

At December 31, 2022, CoreCivic owned 63 correctional, detention, and residential reentry real estate properties, and 8 properties leased to government agencies. At December 31, 2022, CoreCivic also managed four correctional and detention facilities owned by governmental agencies.

Property and equipment, at cost, consists of the following (in thousands):

	December 31,
	2022	2021
Land and improvements	$238,707	$247,525
Buildings and improvements	3,115,101	3,175,090
Equipment and software	445,658	436,831
Office furniture and fixtures	38,523	38,256
Construction in progress	54,392	43,263
	3,892,381	3,940,965
Less: Accumulated depreciation	(1,716,283)	(1,657,709)
	$2,176,098	$2,283,256

Construction in progress primarily consists of property improvements in process. Interest is capitalized on construction in progress and amounted to $1.0 million, $0.4 million, and $0.5 million in 2022, 2021, and 2020, respectively.

Depreciation expense was $126.7 million, $132.9 million, and $141.7 million for the years ended December 31, 2022, 2021, and 2020, respectively.

Ten of the facilities owned by CoreCivic are subject to options that allow various governmental agencies to purchase those facilities. Certain of these options to purchase are based on a depreciated book value while others are based on a fair market value calculation. Four of the facilities that are subject to options are accounted for in accordance with ASC 853 and are recorded in other real estate assets on the consolidated balance sheets, as further described in Note 2. As of December 31, 2022 and 2021, CoreCivic had $208.2 million and $218.9 million, respectively in other real estate assets, including $136.3 million and $140.5 million, respectively, accounted for as a contract cost and $71.9 million and $78.4 million, respectively, accounted for as costs of fulfilling the related service contract.

5.
LEASES

As further described in Note 2, CoreCivic accounts for leases in accordance with ASC 842. CoreCivic leases land and buildings from third-party lessors for multiple properties under operating leases that expire over varying dates through 2032. The ROU asset related to these leases amounted to $145.5 million and $170.0 million at December 31, 2022 and 2021, respectively, while the current portion of the lease liability amounted to $24.1 million and $22.6 million and the long-term portion of the liability amounted to $96.9 million and $121.3 million at December 31, 2022 and 2021, respectively. As of December 31, 2022, the weighted-average lease term of the operating leases was 4.4 years, and the weighted average discount rate associated with the operating leases was 6.2%.

CoreCivic leases the South Texas Family Residential Center and the site upon which it was constructed from a third-party lessor. CoreCivic's lease agreement with the lessor is over a base period concurrent with an inter-governmental service agreement ("IGSA") with ICE, which was amended in September 2020 to extend the term of the agreement through September 2026. ICE's termination rights, which permit ICE to terminate the agreement for convenience or non-appropriation of funds, without penalty, by providing CoreCivic with at least a 60-day notice, were unchanged under the extension. Concurrent with the extension of the amended IGSA, the lease with the third-party lessor for the site was also extended through September 2026. Other terms of the extended lease agreement were unchanged and provide CoreCivic with the ability to terminate the lease if ICE terminates the amended IGSA associated with the facility. As a result of the lease modification, the Company re-measured the lease liability at the effective date of the modification and recognized a corresponding adjustment to increase the ROU asset amounting to $116.0 million. Under provisions of ASC 842, CoreCivic determined that the South Texas Family Residential Center lease with the third-party lessor includes a non-lease component for food services representing approximately 44% of the consideration paid under the lease.

The expense incurred for all operating leases, inclusive of short-term and variable leases, but exclusive of the non-lease food services component of the South Texas Family Residential Center lease, was $34.2 million, $34.6 million, and $34.9 million for the years ended December 31, 2022, 2021, and 2020, respectively. The cash payments for operating leases are reflected as cash flows from operating activities on the accompanying consolidated statements of cash flows and cash payments for financing leases are reflected as cash flows from financing activities. Future minimum lease payments as of December 31, 2022 for the Company's operating lease liabilities, inclusive of $107.8 million of payments expected to be made under the cancelable lease at the South Texas facility (excluding the non-lease food services component), are as follows (in thousands):

2023	$32,955
2024	32,832
2025	32,705
2026	25,219
2027	3,019
Thereafter	11,604
Total future minimum lease payments	138,334
Less amount representing interest	(17,324)
Total present value of minimum lease payments	$121,010

In addition, through its CoreCivic Properties segment, as of December 31, 2022, the Company owned $198.3 million in property and equipment at 8 properties leased to government agencies under operating and finance leases that expire over varying dates through 2040, some of which contain renewal options. In accordance with ASC 842, minimum lease revenue is recognized on a straight-line basis over the term of the related lease. Lease incentives are recognized as a reduction to lease revenue on a straight-line basis over the term of the related lease. Lease revenue associated with expense reimbursements from tenants is recognized in the period that the related expenses are incurred based upon the tenant lease provision. See Note 6 for further discussion regarding a 20-year lease agreement with the Kansas Department of Corrections ("KDOC"). Future undiscounted cash flows to be received from third-party lessees as of December 31, 2022 for the Company's operating and finance leases are as follows (in thousands):

2023	$62,847
2024	31,783
2025	20,619
2026	21,042
2027	21,471
Thereafter	246,506

6.
REAL ESTATE TRANSACTIONS

Assets Held For Sale, Acquisitions, and Dispositions

During the third quarter of 2022, CoreCivic began marketing for sale its Roth Hall Residential Reentry Center and the Walker Hall Residential Reentry Center, both of which are located in Philadelphia, Pennsylvania and reported in CoreCivic's Properties segment. Several third parties have expressed an interest in purchasing the properties, and CoreCivic believes it will be able to sell these properties within the next twelve months and, therefore, has classified them as held for sale as of December 31, 2022. The net book value of these properties is $5.8 million. As of December 31, 2022, CoreCivic had a residential reentry center in Denver, Colorado with a carrying value of $1.2 million also classified as assets held for sale and reported in CoreCivic's Community segment. The Company's Columbine Facility is under a Purchase and Sale Agreement for a gross sales price of $1.3 million, which is expected to close in the second quarter of 2023. Pursuant to the agreement to sell the Columbine facility, in the fourth quarter of 2022, CoreCivic recognized an impairment charge of $0.7 million associated with this facility, based on its fair value less costs to sell.

In December 2022, CoreCivic sold an idled residential reentry center in Oklahoma City, Oklahoma and reported in CoreCivic's Community segment. The sale of this facility to a third party generated net sales proceeds of $0.9 million. Pursuant to the agreement to sell the Oklahoma City property, in the third quarter of 2022, CoreCivic recognized an impairment charge of $3.5 million associated with this facility, based on its fair value less costs to sell.

On July 25, 2022, CoreCivic entered into a Purchase and Sale Agreement with the Georgia Building Authority for the sale of CoreCivic's McRae Correctional Facility located in McRae, Georgia, and reported in CoreCivic's Safety segment, for a gross sales price of $130.0 million. The sale of the McRae facility was completed on August 9, 2022. The sale generated net proceeds of $129.7 million, resulting in a gain on sale of $77.5 million after transaction costs, which was reported in the third quarter of 2022. CoreCivic had a management contract with the BOP at the McRae facility, which expired on November 30, 2022 and was not renewed. In connection with the sale, CoreCivic and the Georgia Building Authority entered into an agreement to lease the McRae Correctional Facility to CoreCivic through November 30, 2022 to allow the Company to fulfill its obligations to the BOP.

During July 2022, CoreCivic sold its Stockton Female Community Corrections Facility and its Long Beach Community Corrections Center, both located in California, and reported in CoreCivic's Properties segment. The sale of these properties to a third party generated net sales proceeds of $10.9 million, resulting in a gain on sale of $2.3 million after transaction costs, which was reported in the third quarter of 2022. During July 2022, CoreCivic also sold an undeveloped parcel of land. The sale of this parcel generated net sales proceeds of $4.8 million, resulting in a gain of $4.2 million after transaction costs, which was reported in the third quarter of 2022.

During the second quarter of 2022, CoreCivic sold an additional undeveloped parcel of land in Kern, California. The sale generated net proceeds of $1.5 million, resulting in a gain on sale of $1.1 million after transaction costs.

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

On January 2, 2020, CoreCivic completed the acquisition of a portfolio of 28 properties, 24 of which the counter-party contributed to Government Real Estate Solutions ("GRES"), an unrestricted subsidiary controlled by the Company, for total consideration of $83.2 million, excluding transaction-related expenses. All of the properties were leased to the federal government through the General Services Administration ("GSA"), an independent agency of the United States Government. CoreCivic financed the acquisition with $7.7 million of cash, assumed debt of $52.2 million, and the balance with the issuance of 1.3 million shares of Class A Common Interests in GRES that were convertible into cash or, at the Company's option, shares of the Company's common stock following a two-year holding period on a one-for-one basis (the "Operating Partnership Units"), using a partnership structure. In allocating the purchase price of the acquisition, CoreCivic recorded $77.4 million of net tangible assets, $7.5 million of identifiable intangible assets, and $4.9 million of tenant improvements.

On December 23, 2020, CoreCivic completed the sale of 42 government-leased properties, including the portfolio of 28 properties acquired in 2020 and 14 properties acquired in 2017 and 2018, in a single transaction to a third party for an aggregate price of $106.5 million, generating net proceeds of $27.8 million after the repayment of the debt related to GRES, and other transaction-related costs. Net cash proceeds were used to pay down a portion of the amounts then outstanding under the Company's Revolving Credit Facility. In accordance with a Tax Protection Agreement, the Company agreed to provide certain tax protection payments to the contributing partners of GRES, limited to the cash and certain other resources held by GRES. After recognizing the tax protection payments in connection with this sale, the Company reported a net loss on sale of $17.9 million during the twelve months ended December 31, 2021. See Note 7 for further discussion regarding the termination of the GRES partnership in September 2021.

Financing Leasing Transactions

On January 24, 2018, CoreCivic entered into a 20-year lease agreement with the KDOC for a 2,432-bed correctional facility to be constructed by the Company in Lansing, Kansas. The new facility replaced the Lansing Correctional Facility, Kansas' largest correctional complex for adult male inmates, originally constructed in 1863. CoreCivic will be responsible for facility maintenance throughout the 20-year term of the lease, at which time ownership will revert to the state of Kansas. Construction of the facility commenced in the first quarter of 2018, and construction was completed in January 2020, at which time the lease commenced. CoreCivic accounts for the lease with the KDOC partially as a financing receivable under ASU 2016-02, "Leases (Topic 842)", with the remaining portion of the lease payments attributable to maintenance services and capital expenditures as revenue streams under ASC 606, "Revenue from Contracts with Customers". As of December 31, 2022 and 2021, the financing receivable was $142.2 million and $145.0 million, respectively, recognized in Other Assets on the consolidated balance sheet. During 2022 and 2021, the Lansing Correctional Facility generated $2.5 million and $4.5 million, respectively, of revenue associated with the non-lease services components of the arrangement, and $8.7 million and $8.8 million of interest income, respectively.

Idle Facilities

As of December 31, 2022, CoreCivic had seven idled CoreCivic Safety correctional facilities that are currently available and being actively marketed as solutions to meet the needs of potential customers. The following table summarizes each of the idled facilities and their respective carrying values, excluding equipment and other assets that could generally be transferred and used at other facilities CoreCivic owns without significant cost (dollars in thousands):

	Net Carrying Values at December 31,
Facility	2022	2021
Prairie Correctional Facility	$14,165	$14,416
Huerfano County Correctional Center	14,580	15,230
Diamondback Correctional Facility	35,587	36,917
Marion Adjustment Center	10,326	10,743
Kit Carson Correctional Center	49,444	50,950
West Tennessee Detention Facility	19,581	20,622
Midwest Regional Reception Center	51,938	54,162
	$195,621	$203,040

As of December 31, 2022, CoreCivic also had one idled non-core facility in its Safety segment containing 240 beds with an aggregate net book value of $3.0 million, and two idled facilities in its Community segment, containing an aggregate of 450 beds with an aggregate net book value of $3.5 million, one of which is a community facility located in Denver, Colorado, classified as held for sale, as previously described herein.

CoreCivic incurred operating expenses at these idled facilities of approximately $9.7 million, $7.6 million, and $7.3 million during the period they were idle for the years ended December 31, 2022, 2021, and 2020, respectively. The amount for 2021 excludes $2.2 million of operating expenses incurred at the West Tennessee Detention Facility during the fourth quarter of 2021. The amount for 2022 excludes $3.5 million of operating expenses incurred at the West Tennessee Detention Facility and the Midwest Regional Reception Center (formerly known as the Leavenworth Detention Center) during the three months ended March 31, 2022. The West Tennessee facility was idled upon the expiration of a USMS contract on September 30, 2021, and the Midwest Regional Reception Center was idled upon the expiration of a USMS contract on December 31, 2021. CoreCivic retained a certain staffing level at both facilities through the first three months of 2022 in order to quickly respond in the event the Company was able to enter into new contracts with government agencies promptly following the contract expirations. The Company also continued to incur expenses related to transportation services provided by staff at the Midwest Regional Reception Center during the first three months of 2022.

On December 6, 2022, the Company received notice from the California Department of Corrections and Rehabilitation ("CDCR") of its intent to terminate the lease agreement for the Company's California City Correctional Center by March 31, 2024, due to the state's declining inmate population. The lease agreement is fully funded through the state of California's current fiscal year ending June 30, 2023. Funding for the lease of the facility for the 2024 fiscal year, beginning July 1, 2023, will be determined in the California legislature in the first half of 2023 as part of the annual budget process. As part of this process, the Company plans to engage with the state of California regarding the continued utilization of the California City facility by the CDCR. However, the Company can provide no assurance that it will be successful in reaching an agreement for the utilization of the facility beyond June 30, 2023.

The Company estimated undiscounted cash flows for each facility with an impairment indicator, including the idle facilities described above. The Company's estimated undiscounted cash flows reflect the Company’s most recent expectations around potential utilization and/or sale of the facilities and projected cash flows based on historical cash flows, cash flows of comparable facilities, and recent contract negotiations for utilization, as applicable. The Company concluded that the estimated undiscounted cash flows exceeded carrying values for each facility as of December 31, 2022 and December 31, 2021.

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

7.
INVESTMENT IN AFFILIATE

CoreCivic has a 50% ownership interest in APM, an entity holding the management contract for a correctional facility, HM Prison Forest Bank, under a 25-year prison management contract with an agency of the United Kingdom government. CoreCivic has determined that its joint venture investment in APM represents a variable interest entity ("VIE") in accordance with ASC 810, "Consolidation" of which CoreCivic is not the primary beneficiary. The Forest Bank facility, located in Salford, England, which was sold in April 2001, was previously constructed and owned by a wholly-owned subsidiary of CoreCivic. All gains and losses under the joint venture are accounted for using the equity method of accounting. During 2000, CoreCivic extended a working capital loan to APM, which has an outstanding balance of $2.7 million as of December 31, 2022.

For the years ended December 31, 2022, 2021, and 2020, equity in losses of the joint venture was $124,000, $138,000, and $192,000, respectively. The equity in losses of the joint venture is included in other income (expense) in the consolidated statements of operations. As of December 31, 2022, the equity in the net deficit of APM was $0.1 million and is applied as a reduction in the carrying value of the outstanding working capital loan of $2.7 million, which is reported in other assets on the accompanying consolidated balance sheets, and represents CoreCivic's maximum exposure to loss in connection with APM.

CoreCivic determined that its January 2020 joint venture investment in GRES also represented a VIE. CoreCivic had 100% voting control in GRES. Accordingly, CoreCivic concluded that it was the primary beneficiary of GRES and consolidated the VIE. The primary beneficiary is the entity that has (i) the power to direct the activities that most significantly impact the entity's economic performance and (ii) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could be significant to the VIE. During June 2021, CoreCivic provided notice to the partners of GRES of its intent to distribute the remaining assets and terminate the partnership. The Company terminated the partnership in September 2021 and cancelled the Operating Partnership Units for no consideration. During the third quarter of 2021, the Company reported an increase to stockholders' equity of $17.4 million resulting from the termination of the partnership.

8.
OTHER ASSETS

Other assets consist of the following (in thousands):

	December 31,
	2022	2021
Intangible assets, less accumulated amortization of $2,435 and $12,236, respectively	$7,724	$8,998
Financing receivable - Kansas lease	142,214	145,036
ROU lease assets	145,539	169,968
Lease incentive assets	3,529	4,171
Debt issuance costs for revolving credit facility, less accumulated amortization of $765 and $3,173, respectively	3,343	1,020
Cash equivalents and cash surrender value of life insurance held in rabbi trust	15,988	15,453
Straight-line rent receivable	2,378	648
Insurance receivable	14,144	13,522
Note receivable from APM	2,741	3,063
Other	4,376	2,660
	$341,976	$364,539

The gross carrying amount of intangible assets amounted to $10.1 million and $21.2 million at December 31, 2022 and 2021, respectively. Amortization expense related to intangible assets was $1.3 million, $1.9 million, and $9.1 million for 2022, 2021, and 2020, respectively, and depending upon the nature of the asset, was either reported as operating expense or depreciation and amortization in the accompanying statement of operations for the respective periods.

As of December 31, 2022, the estimated amortization expense related to intangible assets for each of the next five years is as follows (in thousands):

2023	$531
2024	466
2025	462
2026	454
2027	454

9.
ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER LONG-TERM LIABILITIES

Accounts payable and accrued expenses consist of the following (in thousands):

	December 31,
	2022	2021
Trade accounts payable	$89,683	$90,809
Accrued salaries and wages	49,345	51,893
Income taxes payable	2,190	1,995
Accrued dividends on RSUs	406	1,144
Accrued workers' compensation and auto liability	9,208	8,526
Accrued litigation	6,905	6,844
Accrued employee medical insurance	7,233	6,444
Accrued property taxes	26,460	27,634
Accrued interest	15,733	16,742
Lease liabilities	32,696	31,055
Deferred revenue	10,903	10,896
Construction payable	3,034	2,282
Deferred employer payroll taxes	—	14,795
Other	31,430	34,533
	$285,226	$305,592

Other long-term liabilities consist of the following (in thousands):

	December 31,
	2022	2021
Intangible contract liability	$4,256	$4,643
Accrued workers' compensation	33,308	32,311
Accrued deferred compensation	12,992	11,905
Lease financing obligation	7,039	7,358
Lease liabilities	96,918	121,348
Other	31	183
	$154,544	$177,748

10.
DEBT

Debt outstanding consists of the following (in thousands):

	December 31,
	2022	2021
Revolving Credit Facility maturing May 2026. Interest payable periodically at variable interest rates.	$—	$—
Term Loan A maturing May 2026. Interest payable periodically at variable interest rates. The rate at December 31, 2022 and 2021 was 7.5% and 1.4%, respectively. Unamortized debt issuance costs amounted to $1.4 million at December 31, 2022. The Term Loan A was paid-down and the maturity was extended in the second quarter of 2022 in connection with an amendment and restatement of the Bank Credit Facility, as further described below.	96,250	170,000
Term Loan B. Interest was payable periodically at variable interest rates. The rate at December 31, 2021 was 5.5%. Unamortized debt issuance costs amounted to $2.0 million at December 31, 2021. The Term Loan B was repaid in the second quarter of 2022, as further described below.	—	128,750
4.625% Senior Notes maturing May 2023. Unamortized debt issuance costs amounted to $0.0 million and $0.4 million at December 31, 2022 and 2021, respectively. The 4.625% Senior Notes were redeemed on February 1, 2023, as further described below.	153,754	173,650
4.75% Senior Notes maturing October 2027. Unamortized debt issuance costs amounted to $1.9 million and $2.3 million at December 31, 2022 and 2021, respectively.	250,000	250,000
8.25% Senior Notes maturing April 2026. Unamortized debt issuance costs amounted to $8.7 million and $12.9 million at December 31, 2022 and 2021, respectively.	614,113	675,000
4.43% Lansing Correctional Center Non-Recourse Mortgage Note maturing January 2040. Unamortized debt issuance costs amounted to $2.8 million and $3.0 million at December 31, 2022 and 2021, respectively.	150,405	154,532
Total debt	1,264,522	1,551,932
Unamortized debt issuance costs	(14,763)	(20,588)
Net unamortized original issue premium (discount)	624	(3,922)
Current portion of long-term debt	(165,525)	(35,376)
Long-term debt, net	$1,084,858	$1,492,046

Revolving Credit Facility. On May 12, 2022, CoreCivic entered into a Third Amended and Restated Credit Agreement (referred to herein as the "New Bank Credit Facility") in an aggregate principal amount of $350.0 million, consisting of a $100.0 million term loan (the "New Term Loan A") and a revolving credit facility with a borrowing capacity of $250.0 million (the "New Revolving Credit Facility"). The New Bank Credit Facility replaced the Second Amended and Restated Credit Agreement (the "Previous Bank Credit Facility"), which was in an aggregate principal amount of $1.0 billion and consisted of a term loan with an original principal balance of $200.0 million and a revolving credit facility with a borrowing capacity of $800.0 million. The New Bank Credit Facility extends the maturity to May 2026 from the April 2023 maturity under the Previous Bank Credit Facility. The New Bank Credit Facility includes an option to increase the availability under the New Revolving Credit Facility and to request term loans from the lenders in an aggregate amount not to exceed the greater of (a) $200.0 million and (b) 50% of consolidated EBITDA for the most recently ended four-quarter period, subject to, among other things, the receipt of commitments for the increased amount. At CoreCivic's option, interest on outstanding borrowings under the New Bank Credit Facility is based on either a base rate plus a margin ranging from 1.75% to 3.5%, or at the Bloomberg Short-Term Bank Yield Index ("BSBY") rate plus a margin ranging from 2.75% to 4.5% based on the Company’s then-current total leverage ratio. The New Revolving Credit Facility includes a $25.0 million sublimit for swing line loans that enables CoreCivic to borrow at the base rate from the Administrative Agent on same-day notice. CoreCivic recorded a charge of approximately $0.8 million during the second quarter of 2022 for the write-off of a portion of the pre-existing loan costs associated with the Previous Bank Credit Facility.

Based on CoreCivic's total leverage ratio, loans under the New Bank Credit Facility currently bear interest at a base rate plus a margin of 2.25% or at the BSBY rate plus a margin of 3.25%, and a commitment fee equal to 0.45% of the unfunded balance of the New Revolving Credit Facility. The New Revolving Credit Facility also has a $100.0 million sublimit for the issuance of standby letters of credit. As of December 31, 2022, CoreCivic had no borrowings outstanding under the Revolving Credit Facility. As of December 31, 2022, CoreCivic had $16.8 million in letters of credit outstanding, resulting in $233.2 million available under the New Revolving Credit Facility. The New Term Loan A requires scheduled quarterly principal payments through December 2025, and is pre-payable without penalty. As of December 31, 2022, the outstanding balance of the New Term Loan A was $96.3 million.

The New Bank Credit Facility requires CoreCivic to meet certain financial covenants, including, without limitation, a total leverage ratio of not more than 4.50 to 1.00 (from 5.50 to 1.00 under the Previous Bank Credit Facility) for which the Company may net unrestricted cash and cash equivalents not exceeding $100.0 million when calculating, a secured leverage ratio of not more than 2.50 to 1.00 (from 3.25 to 1.00 under the Previous Bank Credit Facility) for which the Company may net unrestricted cash and cash equivalents not exceeding $100.0 million when calculating, and a fixed charge coverage ratio of not less than 1.75 to 1.00 (unchanged from the Previous Bank Credit Facility). As of December 31, 2022, CoreCivic was in compliance with all such covenants. The New Bank Credit Facility is secured by a pledge of all of the capital stock (or other ownership interests) of CoreCivic's domestic restricted subsidiaries, 65% of the capital stock (or other ownership interests) of CoreCivic's "first-tier" foreign subsidiaries, all of the accounts receivable of the Company and its domestic restricted subsidiaries, and substantially all of the deposit accounts of the Company and its domestic restricted subsidiaries. In the event that (a) the consolidated total leverage equals or exceeds 4.00 to 1.00 or (b) the Company incurs certain debt above a specified threshold, certain intangible assets and unencumbered real estate assets that meet a 50% loan-to-value requirement are required to be added as collateral. In addition, the New Bank Credit Facility contains certain covenants that, among other things, limit the incurrence of additional indebtedness, payment of dividends and other customary restricted payments, permitted investments, transactions with affiliates, asset sales, mergers and consolidations, liquidations, prepayments and modifications of other indebtedness, liens and other encumbrances and other matters customarily restricted in such agreements. The New Bank Credit Facility is subject to certain cross-default provisions with terms of CoreCivic's other unsecured indebtedness and is subject to acceleration upon the occurrence of a change of control.

Senior Secured Term Loan B. On December 18, 2019, CoreCivic entered into a $250.0 million Senior Secured Term Loan B (the "Term Loan B"), which required quarterly scheduled principal payments until the scheduled maturity on December 18, 2024. During October 2021 and in accordance with the terms of the Term Loan B, CoreCivic repaid $90.0 million of the then-outstanding balance of the Term Loan B using cash on hand. As a result, the Company recorded a charge in the fourth quarter of 2021 of $4.1 million for the pro rata write-off of unamortized debt issuance costs and the original issue discount. On May 19, 2022, CoreCivic voluntarily repaid in full the outstanding principal balance under the Term Loan B amounting to $124.1 million, and satisfied all of the Company's outstanding obligations under the Term Loan B credit agreement. The Company did not incur any prepayment penalties in connection with the repayment of the Term Loan B. The prepayment was made in full with cash on hand. The Term Loan B bore interest at the London Interbank Offered Rate ("LIBOR") plus 4.50%, with a 1.00% LIBOR floor (or, at CoreCivic's option, a base rate plus 3.50%). The Term Loan B was secured by a first lien on certain specified real property assets, representing a loan-to-value of no greater than 80%. The Term Loan B was originally issued at a price of 95% of the principal amount of the Term Loan B, resulting in a discount of $12.5 million, which was amortized into interest expense over the term of the Term Loan B. CoreCivic capitalized approximately $5.1 million of costs associated with the issuance of the Term Loan B. During the second quarter of 2022, the Company recorded a charge of $6.0 million for the write-off of the remaining unamortized debt issuance costs, original issue discount, and fees associated with the voluntary repayment of the Term Loan B.

Senior Notes. Interest on the $153.8 million remaining principal balance outstanding on CoreCivic's 4.625% senior notes issued in April 2013 with an original principal amount of $350.0 million (the "4.625% Senior Notes") accrued at the stated rate and was payable in May and November of each year. The 4.625% Senior Notes were scheduled to mature on May 1, 2023. As further described hereinafter, the Company repaid in full the outstanding principal balance of the 4.625% Senior Notes on February 1, 2023. Interest on the $250.0 million aggregate principal amount of CoreCivic's 4.75% senior notes issued in October 2017 (the "4.75% Senior Notes") accrues at the stated rate and is payable in April and October of each year. The 4.75% Senior Notes are scheduled to mature on October 15, 2027. Interest on the $614.1 million remaining aggregate principal amount of CoreCivic's 8.25% senior notes issued in April and September 2021 with an original principal amount of $675.0 million (the "8.25% Senior Notes"), as further described hereinafter, accrues at the stated rate and is payable in April and October of each year. The 8.25% Senior Notes are scheduled to mature on April 15, 2026.

On December 22, 2022, CoreCivic delivered an irrevocable notice to the trustee of the holders of the 4.625% Senior Notes that the Company elected to redeem in full the 4.625% Senior Notes that remained outstanding on February 1, 2023. The 4.625% Senior Notes were redeemed on February 1, 2023 at a redemption price equal to 100% of the principal amount of the outstanding 4.625% Senior Notes, which amounted to $153.8 million, plus accrued and unpaid interest to, but not including, the redemption date. The Company used a combination of cash on hand and available capacity under its New Revolving Credit Facility to fund the redemption.

The 4.625% Senior Notes (until their repayment and satisfaction on February 1, 2023), the 4.75% Senior Notes, and the 8.25% Senior Notes, collectively referred to herein as the "Senior Notes", are senior unsecured obligations of the Company and are guaranteed by all of the Company's existing and future subsidiaries that guarantee the New Bank Credit Facility. CoreCivic may redeem all or part of the 4.75% Senior Notes at any time prior to three months before their maturity date at a "make-whole" redemption price, plus accrued and unpaid interest thereon to, but not including, the redemption date. Thereafter, the 4.75% Senior Notes are redeemable at CoreCivic's option, in whole or in part, at a redemption price equal to 100% of the aggregate principal amount of the notes to be redeemed plus accrued and unpaid interest thereon to, but not including, the redemption date. The Company may redeem all or part of the 8.25% Senior Notes at any time prior to April 15, 2024, in whole or in part, at a "make-whole" redemption price, plus accrued and unpaid interest thereon to, but not including, the redemption date. Thereafter, the 8.25% Senior Notes are redeemable at CoreCivic's option, in whole or in part, at a redemption price expressed as a percentage of the principal amount thereof, which percentage is 104.125% beginning on April 15, 2024 and 100% beginning on April 15, 2025, plus, in each such case, accrued and unpaid interest thereon to, but not including, the redemption date.

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

Following the April issuance of the Original 8.25% Senior Notes, during the balance of 2021, the Company purchased an additional $27.3 million of its 4.625% Senior Notes, in the aggregate, at par in open market purchases, further reducing the outstanding balance of the 4.625% Senior Notes to $173.7 million. In addition, during 2022, the Company purchased an additional $19.9 million of the 4.625% Senior Notes at a weighted average purchase price approximately equal to par in open market purchases, reducing the outstanding balance of the 4.625% Senior Notes to $153.8 million as of December 31, 2022. CoreCivic recorded a total charge of $0.1 million during 2022 for the write-off of a pro-rata portion of the pre-existing loan costs associated with the open market purchases of the 4.625% Senior Notes, net of discounts to the principal balance of notes purchased.

On September 29, 2021, CoreCivic completed an underwritten registered tack-on offering of $225.0 million in aggregate principal amount of 8.25% Senior Notes due 2026 (the "Additional 8.25% Senior Notes") at an issue price of 102.25% of their aggregate principal amount, plus accrued interest from the April 14, 2021 issue date for the Original 8.25% Senior Notes, resulting in an effective yield to maturity of 7.65% for the Additional 8.25% Senior Notes. The Additional 8.25% Senior Notes and the Original 8.25% Senior Notes, together the 8.25% Senior Notes, constitute a single class of securities and have identical terms, other than issue date and issue price. The issuance of the Additional 8.25% Senior Notes increased the total aggregate principal amount of 8.25% Senior Notes outstanding to $675.0 million. The net proceeds from the issuance of the Additional 8.25% Senior Notes totaled approximately $225.5 million, after deducting the underwriting discounts and estimated offering expenses and including the original issuance premium. The net proceeds from the offering of the Additional 8.25% Senior Notes were used to pay down our Previous Revolving Credit Facility and for general corporate purposes. During 2022, the Company purchased $60.9 million of the 8.25% Senior Notes at a weighted average purchase price approximately equal to par in open market purchases, reducing the outstanding balance of the 8.25% Senior Notes to $614.1 million as of December 31, 2022. CoreCivic recorded a charge of $1.2 million during 2022 for the write-off of a pro-rata portion of the pre-existing loan costs associated with the open market purchases of the 8.25% Senior Notes, net of discounts to the principal balance of notes purchased.

The indentures governing the Senior Notes contain certain customary covenants that, subject to certain exceptions and qualifications, restrict CoreCivic's ability to, among other things, create or permit to exist certain liens and consolidate, merge or transfer all or substantially all of CoreCivic's assets. In addition, if CoreCivic experiences specific kinds of changes in control, CoreCivic must offer to repurchase all or any portion of the Senior Notes. The offer price for the Senior Notes in connection with a change in control would be 101% of the aggregate principal amount of the notes repurchased plus accrued and unpaid interest, if any, on the notes repurchased to the date of purchase. The indenture related to our 8.25% Senior Notes additionally limits our ability to incur indebtedness, make restricted payments and investments and prepay certain indebtedness. The Senior Notes are also subject to certain cross-default provisions with the terms of CoreCivic's New Bank Credit Facility.

Lansing Correctional Facility Non-Recourse Mortgage Note. On April 20, 2018, CoreCivic of Kansas, LLC (the "Issuer"), a wholly-owned unrestricted subsidiary of the Company, priced $159.5 million in aggregate principal amount of non-recourse senior secured notes of the Issuer (the "Kansas Notes"), in a private placement pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended. The private placement closed on June 1, 2018. The Company used the proceeds of the private placement, which were drawn on quarterly funding dates beginning in the second quarter of 2018, to fund construction of the Lansing Correctional Facility, along with costs and expenses of the project. The Kansas Notes have a yield to maturity of 4.43% and are scheduled to mature in January 2040, 20 years following completion of the project, which occurred in January 2020. Principal and interest on the Kansas Notes are payable in quarterly payments, which began in July 2020 and continue until maturity. CoreCivic may redeem all or part of the Kansas Notes at any time upon written notice of not less than 30 days and not more than 60 days prior to the date fixed for such prepayment, with a "make-whole" amount, together with interest on the Kansas Notes accrued to, but not including, the redemption date. CoreCivic capitalized approximately $3.4 million of costs associated with the private placement. Because the Issuer has been designated as an unrestricted subsidiary of the Company under terms of the Company's New Bank Credit Facility, the issuance and service of the Kansas Notes, and the revenues and expenses associated with the facility lease, do not impact the financial covenants associated with the Company's New Bank Credit Facility. As of December 31, 2022, the outstanding balance of the Kansas Notes was $150.4 million.

Guarantees and Covenants. All of the restricted domestic subsidiaries of CoreCivic (as the parent corporation) have provided full and unconditional guarantees of the Senior Notes. All of CoreCivic's subsidiaries guaranteeing the Senior Notes are 100% owned subsidiaries of CoreCivic; and the subsidiary guarantees are full and unconditional and are joint and several obligations of the guarantors.

As of December 31, 2022, neither CoreCivic nor any of its subsidiary guarantors had any material or significant restrictions on CoreCivic's ability to obtain funds from its subsidiaries by dividend or loan or to transfer assets from such subsidiaries.

Other Debt Transactions

Letters of Credit. At December 31, 2022 and 2021, CoreCivic had $16.8 million and $13.9 million, respectively, in outstanding letters of credit. The letters of credit were issued to secure CoreCivic's workers' compensation and general liability insurance policies, performance bonds, and for a debt service reserve requirement under terms of the Kansas Notes.

Debt Maturities

Scheduled principal payments as of December 31, 2022 for the next five years and thereafter were as follows (in thousands):

2023	$165,525
2024	14,722
2025	17,698
2026	688,563
2027	256,855
Thereafter	121,159
Total debt	$1,264,522

Cross-Default Provisions

The provisions of CoreCivic's debt agreements relating to the New Bank Credit Facility and the Senior Notes contain certain cross-default provisions. Any events of default under the New Bank Credit Facility that result in the lenders' actual acceleration of amounts outstanding thereunder also result in an event of default under the Senior Notes. Additionally, any events of default under the Senior Notes that give rise to the ability of the holders of such indebtedness to exercise their acceleration rights also result in an event of default under the New Bank Credit Facility.

If CoreCivic were to be in default under the New Bank Credit Facility, and if the lenders under the New Bank Credit Facility elected to exercise their rights to accelerate CoreCivic's obligations under the New Bank Credit Facility, such events could result in the acceleration of all or a portion of CoreCivic's Senior Notes, which would have a material impact on CoreCivic's liquidity and financial position. CoreCivic does not have sufficient working capital to satisfy its debt obligations in the event of an acceleration of all or a substantial portion of CoreCivic's outstanding indebtedness.

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

Under the fixed monthly payment schedule of the original amended IGSA, ICE agreed to pay CoreCivic $70.0 million in two $35.0 million installments during the fourth quarter of 2014 and graduated fixed monthly payments over the remaining months of the contract. As a result of extending the amortization period for the deferred revenue associated with the 2020 amended IGSA over the extended term of the agreement, CoreCivic's non-cash revenue associated with the amended IGSA decreased by approximately $2.7 million per quarter, from $3.4 million to $0.7 million, effective beginning in the fourth quarter of 2020. During the years ended December 31, 2022, 2021, and 2020, CoreCivic recognized $156.1 million, $159.7 million, and $167.7 million, respectively, in revenue associated with the amended IGSA with the unrecognized balance of the fixed monthly payments reported in deferred revenue. The current portion of deferred revenue is reflected within accounts payable and accrued expenses while the long-term portion is reflected in deferred revenue on the accompanying consolidated balance sheets. As of December 31, 2022 and 2021, total deferred revenue associated with this agreement amounted to $9.9 million and $12.6 million, respectively.

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

During the years in which the Company elected REIT status, CoreCivic was entitled to a deduction for dividends paid, resulting in a substantial reduction in the amount of the REIT's federal income tax expense. During those years, substantially all of CoreCivic's income tax expense was incurred based on the earnings generated by its TRSs. CoreCivic recorded an income tax expense of $43.0 million, $138.0 million, and $4.4 million for the years ended December 31, 2022, 2021 and 2020, respectively. Income tax expense during 2021 included $114.2 million primarily resulting from the revaluation of the Company's net deferred tax liabilities due to the completion of all significant actions necessary to revoke its REIT election. No catch-up tax payments or penalties resulted from the revocation of the Company's REIT election. Income tax expense during 2020 included $3.1 million that had been deferred during the construction period of the Lansing Correctional Facility, which was owned by a TRS of the Company until it converted to a qualified REIT subsidiary ("QRS") upon completion of construction in the first quarter of 2020. Because ownership of this facility reverts to the state of Kansas upon expiration of the twenty-year lease, the construction and subsequent lease of the facility to the State was a deemed sale for federal and state income tax purposes. The gain on sale was reported as a deferred tax asset based on the percentage of completion method over the construction period. This deferred tax asset was revalued to zero upon conversion of the TRS to a QRS.

Income tax expense (benefit) is comprised of the following components (in thousands):

	For the Years Ended December 31,
	2022	2021	2020
Current income tax expense (benefit)
Federal	$25,681	$32,137	$(1,928)
State	5,840	6,592	1,369
	31,521	38,729	(559)
Deferred income tax expense (benefit)
Federal	11,484	86,703	3,878
State	(23)	12,567	1,067
	11,461	99,270	4,945
Income tax expense	$42,982	$137,999	$4,386

Significant components of CoreCivic's deferred tax assets and liabilities as of December 31, 2022 and 2021, are as follows (in thousands):

	December 31,
	2022	2021
Noncurrent deferred tax assets:
Asset reserves and liabilities not yet deductible for tax	$29,514	$37,612
Depreciation	8,502	8,478
ROU lease assets	33,226	41,440
Losses and tax credit carryforwards	1,807	7,647
Intangible assets	7,836	9,150
Other	9,954	13,715
Total noncurrent deferred tax assets	90,839	118,042
Less valuation allowance	(848)	(6,352)
Total noncurrent deferred tax assets	89,991	111,690
Noncurrent deferred tax liabilities:
Depreciation	(148,255)	(149,189)
Lease liabilities	(32,663)	(40,900)
Intangible liabilities	(7,557)	(8,532)
Other	(1,134)	(1,226)
Total noncurrent deferred tax liabilities	(189,609)	(199,847)
Net total noncurrent deferred tax liabilities	$(99,618)	$(88,157)

A reconciliation of the income tax provision at the statutory income tax rate and the effective tax rate as a percentage of income from continuing operations before income taxes for the years ended December 31, 2022, 2021, and 2020 is as follows:

	2022	2021	2020
Statutory federal rate	21.0%	21.0%	21.0%
Revaluation of deferred tax liabilities	—	132.7	—
Dividends paid deduction	—	—	(24.9)
State taxes, net of federal tax benefit	3.4	4.8	1.9
Permanent differences	1.7	2.8	2.2
Deferred tax expense on Kansas lease structure	—	—	5.2
Tax benefit of equity-based compensation	—	2.6	1.1
Other items, net	(0.1)	(3.6)	0.8
	26.0%	160.3%	7.3%

On March 27, 2020, President Trump signed into law the Coronavirus Aid, Relief and Economic Security Act (the "CARES Act"). The CARES Act, among other things, includes provisions relating to the deferral of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. The accelerated depreciation methods for qualified improvement property significantly reduced the Company's taxable income and, therefore, its distribution requirement as a REIT for 2020. During 2020, the Company deferred payment of $29.6 million of employer-side social security payments. Half of this deferred amount was paid in December 2021 while the remaining deferred amount was paid in September 2022.

The CARES Act also incentivized companies to retain employees through an Employee Retention Credit ("ERC"). The ERC compensates employers for wages of employees that were retained and could not perform their job duties at 100% capacity as a result of coronavirus pandemic restrictions. In December 2020, the Consolidated Appropriations Act provided additional funding for the ERC with expanded benefits through June 30, 2021. During the year ended December 31, 2022, the Company recorded an ERC of $7.0 million which offset operating expenses. The credit was reduced by $1.8 million of federal income tax expense.

The Inflation Reduction Act of 2022 (the "Inflation Reduction Act") was signed into law on August 16, 2022. Among other provisions, such act creates an excise tax of 1% on the fair value of net stock repurchases in excess of share issuances made by publicly traded U.S. corporations, effective for repurchases after December 31, 2022. The impact of this excise tax on the Company’s financial position, and/or liquidity, in future periods, will vary based on the level of net stock repurchases made by the Company in a given year. While the Company is still evaluating the potential impact of this excise tax on its results of operations, interpretive accounting guidance indicates that this tax likely can be recorded as a component of equity, as opposed to an expense within the statement of operations, given that it is a direct cost associated with the repurchase of the Company's common stock.

CoreCivic had no liabilities for uncertain tax positions as of December 31, 2022 and 2021. CoreCivic recognizes interest and penalties related to unrecognized tax positions in income tax expense. CoreCivic does not currently anticipate that the total amount of unrecognized tax positions will significantly change in the next twelve months.

CoreCivic's U.S. federal income tax returns for tax years 2019 through 2021 remain subject to examination by the Internal Revenue Service ("IRS"). The majority of states in which CoreCivic files income tax returns follow the same statute of limitations as the federal government. Certain states in which CoreCivic files income tax returns have statutes that remain open from 2018.

13.
STOCKHOLDERS' EQUITY

Dividends on Common Stock

The tax characterization of dividends per share on common shares as reported to stockholders was as follows for the year ended December 31, 2020 (unaudited):

			Ordinary		Return of	Total
Declaration Date	Record Date	Payable Date	Income		Capital	Per Share
February 20, 2020	April 1, 2020	April 15, 2020	0.440000	(1)	—	$0.44

(1) $0.040745 of this amount constitutes a "Qualified Dividend", as defined by the IRS.

As further discussed in Note 1, on August 5, 2020, the BOD voted unanimously to approve a plan to revoke the Company’s REIT election and become a taxable C Corporation, effective January 1, 2021; the BOD also voted unanimously to discontinue the quarterly dividend and prioritize allocating the Company's free cash flow to reduce debt levels.

Common Stock

Share Repurchase Program. On May 12, 2022, the Board of Directors ("BOD") approved a share repurchase program to repurchase up to $150.0 million of the Company's common stock. On August 2, 2022, the BOD increased the authorization to repurchase under the share repurchase program by up to an additional $75.0 million of the Company's common stock, or a total aggregate authorized amount to repurchase up to $225.0 million of the Company's common stock. Repurchases of the Company's outstanding common stock will be made in accordance with applicable securities laws and may be made at the Company's discretion based on parameters set by the BOD from time to time in the open market, through privately negotiated transactions, or otherwise. The share repurchase program has no time limit and does not obligate the Company to purchase any particular amount of its common stock. The authorization for the share repurchase program may be terminated, suspended, increased or decreased by the BOD in its discretion at any time. Through December 31, 2022, the Company completed the repurchase of 6.6 million shares at a total cost of $74.5 million, excluding costs associated with the share repurchase program. The Company has utilized cash on hand and net cash provided by operations to fund the repurchases.

Restricted stock units. During 2022, CoreCivic issued approximately 2.1 million RSUs to certain of its employees and non-employee directors, with an aggregate value of $21.5 million, including 1.9 million RSUs to employees and non-employee directors whose compensation is charged to general and administrative expense and 0.2 million RSUs to employees whose compensation is charged to operating expense. During 2021, CoreCivic issued approximately 2.7 million RSUs to certain of its employees and non-employee directors, with an aggregate value of $21.8 million, including 2.5 million RSUs to employees and non-employee directors whose compensation is charged to general and administrative expense and 0.2 million RSUs to employees whose compensation is charged to operating expense.

CoreCivic has established performance-based vesting conditions on a portion of the RSUs awarded to its officers and executive officers that, unless earlier vested under the terms of the agreements, are subject to vesting over a three-year period based upon the satisfaction of certain annual performance criteria. The RSUs awarded to officers and executive officers in 2020, 2021 and 2022 consist of a combination of awards with performance-based conditions and time-based conditions. Unless earlier vested under the terms of the RSU agreements, the RSUs with time-based vesting conditions vest in equal amounts over three years on the later of (i) the anniversary date of the grant or (ii) the delivery of the audited financial statements by the Company's independent registered public accountant for the applicable fiscal year. The RSUs with performance-based vesting conditions are divided into one-third increments, each of which is subject to vesting based upon satisfaction of certain annual performance criteria established at the beginning of the fiscal years ending December 31, 2020, 2021, and 2022 for the 2020 awards, December 31, 2021, 2022, and 2023 for the 2021 awards, and December 31, 2022, 2023, and 2024 for the 2022 awards, and which can be increased up to 150% or decreased to 0% based on performance relative to the annual performance criteria, and further increased or decreased using a modifier of 80% to 120% based on CoreCivic's total shareholder return relative to a peer group. Based on performance achieved for 2022, the RSUs subject to performance-based vesting criteria were decreased by 45.6%; however, the decrease was partially offset by a 120% modifier based on CoreCivic's total shareholder return relative to the peer group. Because the performance criteria for the fiscal years ending December 31, 2023 and 2024 have not yet been established, the values of the third RSU increment of the 2021 awards and of the second and third increments of the 2022 awards for financial reporting purposes will not be determined until such criteria are established. Time-based RSUs issued to other employees, unless earlier vested under the terms of the agreements, generally vest in equal amounts over three years on the later of (i) the anniversary date of the grant or (ii) the delivery of the audited financial statements by the Company's independent registered public accountant for the applicable fiscal year. RSUs issued to non-employee directors generally vest one year from the date of award.

Nonvested RSU transactions as of December 31, 2022 and for the year then ended are summarized below (in thousands, except per share amounts).

	Shares of RSUs	Weighted average grant date fair value
Nonvested at December 31, 2021	3,465	$10.35
Granted	2,120	$10.14
Cancelled	(144)	$9.67
Vested	(1,570)	$11.04
Nonvested at December 31, 2022	3,871	$9.87

During 2022, 2021, and 2020, CoreCivic expensed $17.6 million ($1.5 million of which was recorded in operating expenses and $16.1 million of which was recorded in general and administrative expenses), $18.7 million ($1.6 million of which was recorded in operating expenses and $17.1 million of which was recorded in general and administrative expenses), and $17.3 million ($1.7 million of which was recorded in operating expenses and $15.6 million of which was recorded in general and administrative expenses), net of forfeitures, relating to RSUs, respectively. As of December 31, 2022, CoreCivic had $15.2 million of total unrecognized compensation cost related to RSUs that is expected to be recognized over a remaining weighted-average period of 1.7 years. The total fair value of RSUs that vested during 2022, 2021, and 2020 was $18.3 million, $6.4 million, and $12.8 million, respectively.

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

Since 2012, CoreCivic has elected not to issue stock options to its non-employee directors, officers, and executive officers as it had in prior years, and instead elected to issue all of its equity compensation in the form of RSUs as previously described herein. There were no options exercised during the years 2020 through 2022. All outstanding stock options were fully vested as of December 31, 2016 and, as of December 31, 2022, no options remained outstanding.

Stock option transactions relating to CoreCivic's non-qualified stock option plans are summarized below (in thousands, except exercise prices):

	No. of options	Weighted- Average Exercise Price of options	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2021	301	$22.77
Granted	—	—
Exercised	—	—
Cancelled	(301)	22.77
Outstanding at December 31, 2022	—	$—	—	$—
Exercisable at December 31, 2022	—	$—	—	$—

At CoreCivic's 2022 annual meeting of stockholders held in May 2022, CoreCivic's stockholders approved the CoreCivic, Inc. Amended and Restated 2020 Stock incentive Plan that authorized the issuance of new awards to an aggregate of up to 5.9 million shares, plus remaining shares that were available for grant under the CoreCivic, Inc. 2020 Stock Incentive Plan. As of December 31, 2022, CoreCivic had 7.3 million shares available for issuance under the Amended and Restated 2020 Stock Incentive Plan.

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

A reconciliation of the numerator and denominator of the basic earnings per share computation to the numerator and denominator of the diluted earnings per share computation is as follows (in thousands, except per share data):

	For the Years Ended December 31,
	2022	2021	2020
NUMERATOR
Basic:
Net income (loss) attributable to common stockholders	$122,320	$(51,896)	$54,157
Diluted:
Net income (loss) attributable to common stockholders	$122,320	$(51,896)	$54,157
Net income attributable to non-controlling interest	—	—	1,181
Diluted net income (loss) attributable to common stockholders	$122,320	$(51,896)	$55,338
DENOMINATOR
Basic:
Weighted average common shares outstanding	118,199	120,192	119,559
Diluted:
Weighted average common shares outstanding	118,199	120,192	119,559
Effect of dilutive securities:
Restricted stock-based awards	899	—	28
Non-controlling interest - Operating Partnership Units	—	—	1,342
Weighted average shares and assumed conversions	119,098	120,192	120,929
BASIC EARNINGS (LOSS) PER SHARE	$1.03	$(0.43)	$0.45
DILUTED EARNINGS (LOSS) PER SHARE	$1.03	$(0.43)	$0.45

For the year ended December 31, 2021, 0.5 million of restricted stock-based awards and 1.0 million of non-controlling interest - operating partnership units were excluded from the computation of diluted loss per share because they were anti-dilutive. In addition, approximately 0.1 million, 0.3 million, and 0.5 million of stock options were excluded from the computations of diluted earnings (loss) per share for the years ended December 31, 2022, 2021, and 2020, respectively, because they were anti-dilutive.

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

ICE Detainee Labor and Related Matters.

On May 31, 2017, two former ICE detainees, who were detained at the Company's Otay Mesa Detention Center ("OMDC") in San Diego, California, filed a class action lawsuit against the Company in the United States District Court for the Southern District of California. The complaint alleged that the Company forces detainees to perform labor under threat of punishment in violation of state and federal anti-trafficking laws and that OMDC's Voluntary Work Program ("VWP") violates state labor laws including state minimum wage law. ICE requires that CoreCivic offer and operate the VWP in conformance with ICE standards and ICE prescribes the minimum rate of pay for VWP participants. The Plaintiffs seek compensatory damages, exemplary damages, restitution, penalties, and interest as well as declaratory and injunctive relief on behalf of former and current detainees. On April 1, 2020, the district court certified a nationwide anti-trafficking claims class of former and current detainees at all CoreCivic ICE detention facilities. It also certified a state law class of former and current detainees at the Company's ICE detention facilities in California. The court did not certify any claims for injunctive or declaratory relief. On March 10, 2021, the Ninth Circuit Court of Appeals granted CoreCivic's petition to appeal the class certification ruling. On June 3, 2022, a three-judge panel of the Ninth Circuit affirmed the class certification ruling. Following the three-judge panel affirmance, the Company petitioned the Ninth Circuit for a discretionary appellate review, which was denied. On January 3, 2023, the Ninth Circuit Court granted the Company's motion to stay its mandate during the pendency of the Company's petition for Supreme Court review.

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

The Company was also named along with several of our directors in six derivative lawsuits which raise similar allegations to those raised in the Grae securities litigation. On June 17, 2022, CoreCivic and derivative plaintiffs informed the District Court that the parties had reached an agreement as to the plaintiffs' attorneys' fees and expenses, including $1.9 million the Company expensed during the year ended December 31, 2022. The final settlement, which was approved by the District Court on December 2, 2022, also calls for the Company to adopt certain governance changes, which the Company is implementing.

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

Retirement Plan

All employees of CoreCivic are eligible to participate in the CoreCivic 401(k) Savings and Retirement Plan (the "Plan") upon reaching age 18 and completing six months of qualified service. Eligible employees may contribute up to 90% of their eligible compensation, subject to IRS limitations. For the years ended December 31, 2022, 2021, and 2020, CoreCivic provided a discretionary matching contribution equal to 100% of the employee's contributions up to 5% of the employee's eligible compensation to employees with at least 500 hours of employment in the plan year. Employer matching contributions paid into the Plan each pay period vest immediately pursuant to safe harbor provisions adopted by the Plan. During 2022, 2021, and 2020, CoreCivic's discretionary contributions to the Plan were $15.3 million, $15.2 million, and $15.0 million, respectively.

Deferred Compensation Plans

CoreCivic provides two non-qualified deferred compensation plans (the "Deferred Compensation Plans") for non-employee directors and for certain senior executives. The Deferred Compensation Plans are unfunded plans maintained for the purpose of providing CoreCivic's directors and certain of its senior executives the opportunity to defer a portion of their compensation. Under the terms of the Deferred Compensation Plans, certain senior executives may elect to contribute on a pre-tax basis up to 50% of their base salary and up to 100% of their cash bonus, and non-employee directors may elect to contribute on a pre-tax basis up to 100% of their director retainer and meeting fees. During the years ended December 31, 2022, 2021, and 2020, CoreCivic matched 100% of employee contributions up to 5% of total cash compensation. CoreCivic also contributes a fixed rate of return on balances in the Deferred Compensation Plans, determined at the beginning of each plan year. Matching contributions and investment earnings thereon become vested 20% after two years of service, 40% after three years of service, 80% after four years of service, and 100% after five or more years of service. Distributions are generally payable no earlier than five years subsequent to the date an individual becomes a participant in the Plan, or upon termination of employment (or the date a director ceases to serve as a director of CoreCivic), at the election of the participant. Distributions to senior executives must commence on or before the later of 60 days after the participant's separation from service or the fifteenth day of the month following the month the individual attains age 65.

During 2022, 2021, and 2020, CoreCivic provided a fixed return of 5.0% in each year to participants in the Deferred Compensation Plans. CoreCivic has purchased life insurance policies on the lives of certain employees of CoreCivic, which are intended to fund distributions from the Deferred Compensation Plans. CoreCivic is the sole beneficiary of such policies. At the inception of the Deferred Compensation Plans, CoreCivic established an irrevocable Rabbi Trust to secure the plans' obligations. However, assets in the Deferred Compensation Plans are subject to creditor claims in the event of bankruptcy. During 2022, 2021, and 2020, CoreCivic recorded $0.3 million, $0.2 million, and $0.3 million, respectively, of matching contributions as general and administrative expense associated with the Deferred Compensation Plans. Assets in the Rabbi Trust were $16.0 million and $15.5 million as of December 31, 2022 and 2021, respectively, and were reflected in other assets on the accompanying consolidated balance sheets. As of December 31, 2022 and 2021, CoreCivic's liability related to the Deferred Compensation Plans was $13.8 million and $12.5 million, respectively, which was reflected in accounts payable and accrued expenses and other liabilities on the accompanying consolidated balance sheets.

Employment and Severance Agreements

CoreCivic currently has employment agreements with several of its executive officers, which provide for the payment of certain severance amounts upon termination of employment under certain circumstances or a change of control, as defined in the agreements.

16.
SEGMENT REPORTING

As of December 31, 2022, CoreCivic operated 44 correctional and detention facilities, 40 of which the Company owned. In addition, CoreCivic owned and operated 23 residential reentry centers and owned 8 properties leased to government agencies. Management views CoreCivic's operating results in three operating segments, CoreCivic Safety, CoreCivic Community, and CoreCivic Properties. CoreCivic Safety includes the operating results of those correctional and detention facilities placed into service that were owned, or controlled via a long-term lease, and managed by CoreCivic, as well as those correctional and detention facilities owned by a third party and managed by CoreCivic. CoreCivic Safety also includes the operating results of TransCor America, LLC, a subsidiary of the Company that provides transportation services to governmental agencies. CoreCivic Community includes the operating results of those residential reentry centers placed into service that were owned, or controlled via a long-term lease, and managed by CoreCivic. CoreCivic Community also includes the operating results of the Company's electronic monitoring and case management services. CoreCivic Properties includes the operating results of those properties leased to government agencies. The operating performance of the three segments can be measured based on their net operating income. CoreCivic defines facility net operating income as a facility's revenues less operating expenses.

The revenue and net operating income for each of the three segments and a reconciliation to CoreCivic's income before income taxes is as follows for the three years ended December 31, 2022, 2021, and 2020 (in thousands):

	For the Years Ended December 31,
	2022	2021	2020
Revenue:
Safety	$1,684,035	$1,693,968	$1,706,232
Community	103,263	99,435	105,990
Properties	57,873	68,934	93,098
Total segment revenue	1,845,171	1,862,337	1,905,320
Operating expenses:
Safety	1,313,567	1,236,938	1,288,938
Community	86,016	81,610	88,903
Properties	13,682	18,155	28,128
Total segment operating expenses	1,413,265	1,336,703	1,405,969
Facility net operating income:
Safety	370,468	457,030	417,294
Community	17,247	17,825	17,087
Properties	44,191	50,779	64,970
Total facility net operating income	431,906	525,634	499,351
Other revenue (expense):
Other revenue	158	279	165
Other operating expense	(527)	(362)	(407)
General and administrative	(127,700)	(135,770)	(124,338)
Depreciation and amortization	(127,906)	(134,738)	(150,861)
Contingent consideration for acquisition of businesses	—	—	(620)
Shareholder litigation expense	(1,900)	(54,295)	—
Asset impairments	(4,392)	(11,378)	(60,628)
Interest expense, net	(84,974)	(85,542)	(83,299)
Expenses associated with debt repayments and refinancing transactions	(8,077)	(56,279)	(7,141)
Gain (loss) on sale of real estate assets, net	87,728	38,766	(13,023)
Other income (expense)	986	(212)	525
Income before income taxes	$165,302	$86,103	$59,724

The following table summarizes capital expenditures including accrued amounts for the years ended December 31, 2022, 2021, and 2020 (in thousands):

	For the Years Ended December 31,
	2022	2021	2020
Capital expenditures:
Safety	$70,399	$56,978	$42,577
Community	2,362	2,631	2,548
Properties	3,560	9,081	107,487
Corporate and other	7,123	12,804	6,877
Total capital expenditures	$83,444	$81,494	$159,489

The total assets are as follows (in thousands):

	December 31,
	2022	2021
Assets:
Safety	$2,433,126	$2,532,319
Community	216,303	233,179
Properties	362,908	352,681
Corporate and other	232,432	380,759
Total assets	$3,244,769	$3,498,938

17.
SUBSEQUENT EVENTS

During February 2023, CoreCivic issued approximately 1.9 million RSUs to certain of CoreCivic's employees and non-employee directors, with an aggregate value of $22.0 million. Unless earlier vested under the terms of the RSU agreement, approximately 1.3 million RSUs with time-based vesting conditions vest in equal amounts over three years on the later of (i) the anniversary date of the grant or (ii) the delivery of the audited financial statements by the Company's independent registered public accountant for the applicable fiscal year. Approximately 0.5 million RSUs with performance-based vesting conditions issued to officers and executive officers are divided into one-third increments, each of which is subject to vesting based upon satisfaction of certain annual performance criteria for the fiscal years ending December 31, 2023, 2024, and 2025, and which can be increased or decreased based on performance relative to the annual performance criteria, and further increased or decreased based on total shareholder return relative to a peer group. Approximately 0.1 million RSUs issued to non-employee directors vest on the first anniversary of the award. Any RSUs that become vested will be settled in shares of CoreCivic's common stock.

CORECIVIC, INC. AND SUBSIDIARIES

SCHEDULE III - REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2022

(in thousands)

		Initial Cost to Company			Gross Amount at Which Carried at Close of Period
Description	Location	Land	Buildings and Improvements	Cost Capitalized Subsequent to Acquisition	Land and Land Improvements	Buildings and Leasehold Improvements		Total (A)		Accumulated Depreciation (B)	Date Constructed/ Acquired
Adams County Correctional Center	Adams County, Mississippi	$874	$119,565	$4,612	$1,194	$123,857		$125,051		$(35,575)	2008
Adams Transitional Center	Denver, Colorado	6,090	853	768	6,347	1,364		7,711		(287)	2017
Arapahoe Community Treatment Center	Englewood, Colorado	3,760	1,239	855	3,760	2,094		5,854		(482)	2017
Augusta Transitional Center	Augusta, Georgia	1,281	2,674	207	1,281	2,881		4,162		(403)	2017
Austin Residential Reentry Center	Del Valle, Texas	4,190	1,058	385	4,215	1,418		5,633		(521)	2015
Austin Transitional Center	Del Valle, Texas	19,488	4,607	1,084	19,500	5,679		25,179		(1,732)	2015
Bent County Correctional Facility	Las Animas, Colorado	550	13,115	69,920	1,601	81,984		83,585		(33,532)	1992
Bridgeport Pre-Parole Transfer Facility	Bridgeport, Texas	70	291	—	70	—		70	(E)	-	1995
CAI Boston Avenue	San Diego, California	800	11,440	1,309	845	12,704		13,549		(4,267)	2013
California City Correctional Center	California City, California	1,785	125,337	17,944	3,103	141,963		145,066		(65,901)	1999
Centennial Community Transition Center	Englewood, Colorado	4,905	1,256	484	5,021	1,624		6,645		(462)	2016
Central Arizona Florence Correctional Complex	Florence, Arizona	1,298	133,531	54,506	4,785	184,550		189,335		(91,267)	1994/1999
Cheyenne Transitional Center	Cheyenne, Wyoming	5,567	2,092	1,013	5,567	3,105		8,672		(962)	2015
Cibola County Corrections Center	Milan, New Mexico	444	16,215	33,698	1,591	48,766		50,357		(25,590)	1994
Cimarron Correctional Facility	Cushing, Oklahoma	250	71,303	51,856	879	122,530		123,409		(50,483)	1997
Coffee Correctional Facility (D)	Nicholls, Georgia	—	—	—	—	—		—		—	1998
Columbine Facility (C)	Denver, Colorado	1,414	488	231	669	720	(E)	1,389		(220)	2016
Commerce Transitional Center	Commerce City, Colorado	5,166	1,758	419	5,166	2,177		7,343		(396)	2017
Corpus Christi Transitional Center	Corpus Christi, Texas	—	1,886	588	—	2,474		2,474		(1,773)	2015
Crossroads Correctional Center	Shelby, Montana	413	33,196	45,018	1,629	76,998		78,627		(46,079)	1999
Crowley County Correctional Facility	Olney Springs, Colorado	211	46,845	34,819	2,605	79,270		81,875		(33,994)	2003
Dahlia Facility	Denver, Colorado	6,788	727	306	6,835	986		7,821		(322)	2016
Dallas Transitional Center	Hutchins, Texas	—	3,852	1,838	7	5,683		5,690		(2,292)	2015
Davis Correctional Facility	Holdenville, Oklahoma	250	66,701	46,853	1,400	112,404		113,804		(46,927)	1996
Diamondback Correctional Facility	Watonga, Oklahoma	208	41,677	26,835	1,361	67,359		68,720		(33,133)	1998
Eden Detention Center	Eden, Texas	925	27,645	35,447	5,552	58,465		64,017		(30,340)	1995

CORECIVIC, INC. AND SUBSIDIARIES

SCHEDULE III - REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2022

(in thousands)

		Initial Cost to Company			Gross Amount at Which Carried at Close of Period
Description	Location	Land	Buildings and Improvements	Cost Capitalized Subsequent to Acquisition	Land and Land Improvements	Buildings and Leasehold Improvements	Total (A)		Accumulated Depreciation (B)	Date Constructed/ Acquired
El Paso Multi-Use Facility	El Paso, Texas	14,936	4,536	1,964	14,973	6,463	21,436		(1,965)	2015
El Paso Transitional Center	El Paso, Texas	10,325	4,198	928	10,454	4,997	15,451		(1,526)	2015
Eloy Detention Center	Eloy, Arizona	498	33,308	19,660	2,326	51,140	53,466		(29,448)	1995
Fort Worth Transitional Center	Fort Worth, Texas	3,251	334	395	3,273	707	3,980		(605)	2015
Houston Processing Center	Houston, Texas	2,250	53,373	42,646	4,115	94,154	98,269		(47,497)	1984
Huerfano County Correctional Center	Walsenburg, Colorado	124	26,358	5,053	1,116	30,419	31,535		(16,954)	1997
James River Residential Center	Newport News, Virginia	800	501	97	814	584	1,398		(52)	2019
Jenkins Correctional Center (D)	Millen, Georgia	—	—	—	—	—	—		—	2012
Kit Carson Correctional Center	Burlington, Colorado	432	35,978	44,748	1,051	80,107	81,158		(31,713)	1998
La Palma Correctional Center	Eloy, Arizona	283	183,155	14,933	486	197,885	198,371		(62,325)	2008
Lake Erie Correctional Institution	Conneaut, Ohio	2,871	69,779	7,495	4,280	75,865	80,145		(19,757)	2011
Laredo Processing Center	Laredo, Texas	788	26,737	3,930	986	30,469	31,455		(15,514)	1985
Lee Adjustment Center	Beattyville, Kentucky	500	515	18,923	1,285	18,653	19,938		(10,261)	1998
Leo Chesney Correctional Center	Live Oak, California	250	4,774	1,862	265	6,621	6,886		(3,914)	1989
Longmont Community Treatment Center	Longmont, Colorado	3,364	582	222	3,363	805	4,168		(202)	2016
Marion Adjustment Center	St Mary, Kentucky	250	9,994	9,011	925	18,330	19,255		(8,929)	1998
Midwest Regional Reception Center	Leavenworth, Kansas	130	44,970	46,093	1,082	90,111	91,193		(39,255)	1992
Mineral Wells Pre-Parole Transfer Facility	Mineral Wells, Texas	176	22,589	—	100	—	100	(E)	-	1995
Nevada Southern Detention Center	Pahrump, Nevada	7,548	64,362	11,120	8,458	74,572	83,030		(22,433)	2010
North Fork Correctional Facility	Sayre, Oklahoma	—	42,166	64,992	694	106,464	107,158		(44,420)	1998
Northeast Ohio Correctional Center	Youngstown, Ohio	750	39,583	15,641	2,218	53,756	55,974		(28,083)	1997
Northwest New Mexico Correctional Center	Grants, New Mexico	142	15,888	21,524	1,228	36,326	37,554		(20,205)	1989
Oklahoma Reentry Opportunity Center	Oklahoma City, Oklahoma	8,562	4,631	1,533	8,599	6,127	14,726		(1,876)	2015
Otay Mesa Detention Center	San Diego, California	28,845	114,411	47,818	37,104	153,970	191,074		(21,546)	2015/2019
Prairie Correctional Facility	Appleton, Minnesota	100	22,306	11,799	1,068	33,137	34,205		(20,041)	1991
Recovery Monitoring Solutions	Dallas, Texas	1,152	1,979	895	1,280	2,746	4,026		(606)	2018

CORECIVIC, INC. AND SUBSIDIARIES

SCHEDULE III - REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2022

(in thousands)

		Initial Cost to Company			Gross Amount at Which Carried at Close of Period
Description	Location	Land	Buildings and Improvements	Cost Capitalized Subsequent to Acquisition	Land and Land Improvements	Buildings and Leasehold Improvements	Total (A)		Accumulated Depreciation (B)	Date Constructed/ Acquired
Red Rock Correctional Center (D)	Eloy, Arizona	—	—	—	—	—	—		—	2006
Roth Hall Residential Reentry Center (C)	Philadelphia, Pennsylvania	654	2,693	2	654	2,695	3,349		(477)	2015
Saguaro Correctional Facility	Eloy, Arizona	193	98,903	3,432	486	102,042	102,528		(32,182)	2007
South Raleigh Reentry Center	Raleigh, North Carolina	277	663	54	277	717	994		(74)	2019
Southeast Kentucky Correctional Facility	Wheelwright, Kentucky	500	24,487	19,364	2,587	41,764	44,351		(19,411)	1998
Stewart Detention Center	Lumpkin, Georgia	143	70,560	22,966	1,642	92,027	93,669		(37,363)	2004
T. Don Hutto Residential Center	Taylor, Texas	183	13,418	12,875	812	25,664	26,476		(10,373)	1997
Tallahatchie County Correctional Facility	Tutwiler, Mississippi	—	44,638	109,097	2,243	151,492	153,735		(64,338)	2000
Torrance County Detention Facility	Estancia, New Mexico	511	52,599	14,183	1,994	65,299	67,293		(32,542)	1990
Trousdale Turner Correctional Center	Hartsville, Tennessee	649	135,412	5,795	1,998	139,858	141,856		(20,455)	2015
Tulsa Transitional Center	Tulsa, Oklahoma	8,206	4,061	731	606	2,839	3,445	(E)	(1,140)	2015
Turley Residential Center	Tulsa, Oklahoma	421	4,105	1,203	432	5,297	5,729		(1,646)	2015
Walker Hall Residential Reentry Center (C)	Philadelphia, Pennsylvania	654	2,692	29	654	2,721	3,375		(480)	2015
Webb County Detention Center	Laredo, Texas	498	20,161	6,826	2,255	25,230	27,485		(14,745)	1998
West Tennessee Detention Facility	Mason, Tennessee	538	31,931	8,585	2,174	38,880	41,054		(21,473)	1990
Wheeler Correctional Facility (D)	Alamo, Georgia	—	—	—	—	—	—		—	1998
Whiteville Correctional Facility	Whiteville, Tennessee	303	51,694	9,389	1,671	59,715	61,386		(31,278)	1998
Totals		$168,784	$2,114,375	$1,038,808	$217,011	$3,071,703	$3,288,714		$(1,244,044)

CORECIVIC, INC. AND SUBSIDIARIES

SCHEDULE III - REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2022

(in thousands)

NOTES TO SCHEDULE III - REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION

(A) The aggregate cost of properties for federal income tax purposes is approximately $3.7 billion at December 31, 2022.

(B) Depreciation is calculated using estimated useful lives of depreciable assets up to 50 years for prison facilities.

(C) Held for Sale.

(D) CoreCivic retains title to this asset, which is classified under other real estate assets on the Company's consolidated balance sheets in accordance with ASC 853.

(E) CoreCivic recorded non-cash impairments during the fourth quarter of 2014 to write down the book value of the Mineral Wells facility, during the third quarter of 2017 to write down the book value of the Bridgeport facility, during the second quarter of 2020 to write down the book value of the Tulsa Transitional Center, and during the fourth quarter of 2022 to write down the book value of the Columbine Facility to the estimated fair values assuming uses other than correctional or residential reentry facilities.

CORECIVIC, INC. AND SUBSIDIARIES

SCHEDULE III - REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION

FOR THE YEARS ENDED DECEMBER 31, 2022, 2021, AND 2020

(in thousands)

	For the Years Ended December 31,
	2022	2021	2020
Investment in Real Estate:
Balance at beginning of period	$3,352,942	$3,595,278	$3,605,137
Additions through capital expenditures	41,449	27,217	29,142
Acquisitions	—	—	82,324
Asset impairments	(4,241)	(3,335)	(10,154)
Disposals/Other	(101,436)	(266,218)	(111,171)
Balance at end of period	$3,288,714	$3,352,942	$3,595,278
Accumulated Depreciation:
Balance at beginning of period	$(1,194,051)	$(1,128,563)	$(1,053,670)
Depreciation	(81,937)	(81,693)	(89,008)
Disposals/Other	31,944	16,205	14,115
Balance at end of period	$(1,244,044)	$(1,194,051)	$(1,128,563)