Form 10-Q
period 2023-03-31
CoreCivic, Inc.
filed 2023-05-04
CIK 1070985

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: MARCH 31, 2023

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

Indicate the number of shares outstanding of each class of Common Stock as of April 28, 2023:

Shares of Common Stock, $0.01 par value per share: 113,656,983 shares outstanding.

CORECIVIC, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2023

PART I – FINANCIAL INFORMATION

ITEM 1. – FINANCIAL STATEMENTS.

CORECIVIC, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED AND AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

ASSETS	March 31, 2023	December 31, 2022
Cash and cash equivalents	$51,463	$149,401
Restricted cash	13,713	12,764
Accounts receivable, net of credit loss reserve of $8,122 and $8,008, respectively	256,175	312,435
Prepaid expenses and other current assets	27,685	32,134
Assets held for sale	6,936	6,936
Total current assets	355,972	513,670
Real estate and related assets:
Property and equipment, net of accumulated depreciation of $1,743,783 and $1,716,283, respectively	2,153,252	2,176,098
Other real estate assets	206,736	208,181
Goodwill	4,844	4,844
Other assets	334,598	341,976
Total assets	$3,055,402	$3,244,769
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable and accrued expenses	$259,432	$285,226
Current portion of long-term debt	12,506	165,525
Total current liabilities	271,938	450,751
Long-term debt, net	1,092,623	1,084,858
Deferred revenue	21,350	22,590
Non-current deferred tax liabilities	101,183	99,618
Other liabilities	148,576	154,544
Total liabilities	1,635,670	1,812,361
Commitments and contingencies
Preferred stock – $0.01 par value; 50,000 shares authorized; none issued and outstanding at March 31, 2023 and December 31, 2022, respectively	—	—
Common stock – $0.01 par value; 300,000 shares authorized; 113,685 and 114,988 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	1,137	1,150
Additional paid-in capital	1,782,632	1,807,689
Accumulated deficit	(364,037)	(376,431)
Total stockholders' equity	1,419,732	1,432,408
Total liabilities and stockholders' equity	$3,055,402	$3,244,769

The accompanying notes are an integral part of these consolidated financial statements.

CORECIVIC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED AND AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	For the Three Months Ended March 31,
	2023	2022
REVENUE	$458,002	$452,988
EXPENSES:
Operating	354,537	344,629
General and administrative	32,679	31,101
Depreciation and amortization	31,042	32,028
	418,258	407,758
OTHER INCOME (EXPENSE):
Interest expense, net	(19,151)	(22,920)
Gain on sale of real estate assets, net	—	2,261
Other income (expense)	(47)	1,042
INCOME BEFORE INCOME TAXES	20,546	25,613
Income tax expense	(8,146)	(6,610)
NET INCOME	$12,400	$19,003
BASIC EARNINGS PER SHARE	$0.11	$0.16
DILUTED EARNINGS PER SHARE	$0.11	$0.16

The accompanying notes are an integral part of these consolidated financial statements.

CORECIVIC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED AND AMOUNTS IN THOUSANDS)

	For the Three Months Ended March 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$12,400	$19,003
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	31,042	32,028
Amortization of debt issuance costs and other non-cash interest	1,198	1,730
Gain on sale of real estate assets, net	—	(2,261)
Deferred income taxes	1,565	2,679
Non-cash revenue and other income	(695)	(1,753)
Non-cash equity compensation	4,884	5,267
Other expenses and non-cash items	1,842	1,343
Changes in assets and liabilities, net:
Accounts receivable, prepaid expenses and other assets	60,720	19,369
Accounts payable, accrued expenses and other liabilities	(23,128)	20,302
Net cash provided by operating activities	89,828	97,707
CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for facility development and expansions	(2,380)	(2,916)
Expenditures for other capital improvements	(6,815)	(9,007)
Net proceeds from sale of assets	59	9,316
Increase in other assets	(1,371)	(1,205)
Net cash used in investing activities	(10,507)	(3,812)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings from credit facility	70,000	—
Scheduled principal repayments	(2,412)	(7,903)
Principal repayments of credit facility	(60,000)	—
Other repayments of debt	(153,754)	—
Payment of debt defeasance, issuance and other refinancing and related costs	(35)	(13)
Payment of lease obligations for financing leases	(146)	(142)
Dividends paid on RSUs	(131)	(866)
Purchase and retirement of common stock	(29,832)	(5,144)
Net cash used in financing activities	(176,310)	(14,068)
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(96,989)	79,827
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of period	162,165	310,707
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of period	$65,176	$390,534
NON-CASH INVESTING AND FINANCING ACTIVITIES
Establishment of right of use assets and lease liabilities	$224	$550
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest (net of amounts capitalized of $0.2 million in 2022)	$6,333	$4,668
Income taxes paid	$200	$1

The accompanying notes are an integral part of these consolidated financial statements.

CORECIVIC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2023

(UNAUDITED AND AMOUNTS IN THOUSANDS)

	Stockholders' Equity
			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Par Value	Capital	Deficit	Equity
Balance as of December 31, 2022	114,988	$1,150	$1,807,689	$(376,431)	$1,432,408
Net income	—	—	—	12,400	12,400
Retirement of common stock	(2,980)	(30)	(29,924)	—	(29,954)
Dividends on RSUs	—	—	—	(6)	(6)
Restricted stock compensation, net of forfeitures	—	—	4,884	—	4,884
Restricted stock grants	1,677	17	(17)	—	—
Balance as of March 31, 2023	113,685	$1,137	$1,782,632	$(364,037)	$1,419,732

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

CORECIVIC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

MARCH 31, 2023

1.
ORGANIZATION AND OPERATIONS

CoreCivic, Inc. (together with its subsidiaries, the "Company" or "CoreCivic") is the nation's largest owner of partnership correctional, detention, and residential reentry facilities and one of the largest prison operators in the United States ("U.S."). Through three segments, CoreCivic Safety, CoreCivic Community, and CoreCivic Properties, the Company provides a broad range of solutions to government partners that serve the public good through corrections and detention management, a network of residential reentry centers to help address America's recidivism crisis, and government real estate solutions. As of March 31, 2023, through its CoreCivic Safety segment, the Company operated 44 correctional and detention facilities, 40 of which the Company owned, with a total design capacity of approximately 66,000 beds. Through its CoreCivic Community segment, the Company owned and operated 23 residential reentry centers with a total design capacity of approximately 5,000 beds. In addition, through its CoreCivic Properties segment, the Company owned 8 properties leased to government agencies, totaling 1.8 million square feet.

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

2.
BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited interim consolidated financial statements have been prepared by the Company and, in the opinion of management, reflect all normal recurring adjustments necessary for a fair presentation of results for the unaudited interim periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted. The results of operations for the interim period are not necessarily indicative of the results to be obtained for the full fiscal year. Reference is made to the audited financial statements of CoreCivic included in its Annual Report on Form 10-K for the year ended December 31, 2022 filed with the Securities and Exchange Commission (the "SEC") on February 21, 2023 (the "2022 Form 10-K") with respect to certain significant accounting and financial reporting policies as well as other pertinent information of the Company.

Risks and Uncertainties

On January 26, 2021, President Biden issued the Executive Order on Reforming Our Incarceration System to Eliminate the Use of Privately Operated Criminal Detention Facilities ("Private Prison EO"). The Private Prison EO directs the Attorney General to not renew United States Department of Justice ("DOJ") contracts with privately operated criminal detention facilities. The United States Marshals Service ("USMS") is an agency of the DOJ that utilizes CoreCivic's facilities and services, and accounted for 22% of CoreCivic's total revenue for the year ended December 31, 2022. Another federal agency that utilizes CoreCivic's facilities and services, U.S. Immigration and Customs Enforcement ("ICE"), is not covered by the Private Prison EO, as ICE is an agency of the Department of Homeland Security ("DHS"), not the DOJ, although it is possible that the federal government could choose to take similar action on ICE facilities in the future.

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

Recent Accounting Pronouncements

Recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants and the SEC applicable to financial statements beginning January 1, 2023 or later did not, or are not expected to, have a material effect on the Company's results of operations or financial position.

Fair Value of Financial Instruments

To meet the reporting requirements of Accounting Standards Codification ("ASC") 825, "Financial Instruments", regarding fair value of financial instruments, CoreCivic calculates the estimated fair value of financial instruments using market interest rates, quoted market prices of similar instruments, or discounted cash flow techniques with observable Level 1 inputs for publicly traded debt and Level 2 inputs for all other financial instruments, as defined in ASC 820, "Fair Value Measurement". At March 31, 2023 and December 31, 2022, there were no material differences between the carrying amounts and the estimated fair values of CoreCivic's financial instruments, other than as follows (in thousands):

	March 31, 2023		December 31, 2022
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Note receivable from Agecroft Prison Management, LTD	$2,804	$3,126	$2,741	$3,076
Debt	$(1,118,356)	$(1,088,145)	$(1,264,522)	$(1,247,201)

3.
GOODWILL

ASU 2017-04, "Intangibles-Goodwill and Other (Topic 350): Simplifying the Test of Goodwill Impairment", establishes accounting and reporting requirements for goodwill and other intangible assets. Goodwill was $4.8 million as of March 31, 2023 and December 31, 2022, all of which was related to the Company's CoreCivic Safety segment.

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

4.
REAL ESTATE TRANSACTIONS

Assets Held For Sale and Dispositions

During the third quarter of 2022, CoreCivic began marketing for sale its Roth Hall Residential Reentry Center and the Walker Hall Residential Reentry Center, both of which are located in Philadelphia, Pennsylvania and reported in CoreCivic's Properties segment. A purchase and sale agreement for these two Philadelphia properties was executed in March 2023 and the properties were sold on May 2, 2023, generating net sales proceeds of $5.8 million, which approximated the Company's carrying value of the properties. As of March 31, 2023, CoreCivic was also marketing for sale a residential reentry center in Denver, Colorado with a carrying value of $1.2 million, which is reported in CoreCivic's Community segment and was also classified as held for sale as of March 31, 2023.

On July 25, 2022, CoreCivic entered into a Purchase and Sale Agreement with the Georgia Building Authority for the sale of CoreCivic's McRae Correctional Facility located in McRae, Georgia, and reported in CoreCivic's Safety segment, for a gross sales price of $130.0 million. The sale of the McRae facility was completed on August 9, 2022. The sale generated net proceeds of $129.7 million, resulting in a gain on sale of $77.5 million after transaction costs, which was reported in the third quarter of 2022. CoreCivic had a management contract with the Federal Bureau of Prisons ("BOP") at the McRae facility, which expired on November 30, 2022 and was not renewed. In connection with the sale, CoreCivic and the Georgia Building Authority entered into an agreement to lease the McRae Correctional Facility to CoreCivic through November 30, 2022 to allow the Company to fulfill its obligations to the BOP.

In addition, during the full year 2022, CoreCivic completed the sales of an idled residential reentry center in Oklahoma and reported in CoreCivic's Community segment, two community corrections facilities leased to government agencies in California and reported in CoreCivic's Properties segment, and two undeveloped parcels of land. The sales of these five properties generated aggregate net sales proceeds of $18.1 million, resulting in an aggregate net gain on sale of $7.6 million after transaction costs. Pursuant to the agreement to sell the Oklahoma property, in the third quarter of 2022, CoreCivic recognized an impairment charge of $3.5 million associated with the facility, based on its fair value less costs to sell.

Idle Facilities

As of March 31, 2023, CoreCivic had seven idled CoreCivic Safety correctional facilities that are currently available and being actively marketed as solutions to meet the needs of potential customers. The following table summarizes each of the idled facilities and their respective carrying values, excluding equipment and other assets that could generally be transferred and used at other facilities CoreCivic owns without significant cost (dollars in thousands):

		Net Carrying Values
	Design	March 31,	December 31,
Facility	Capacity	2023	2022
Prairie Correctional Facility	1,600	$13,927	$14,165
Huerfano County Correctional Center	752	14,665	14,580
Diamondback Correctional Facility	2,160	35,137	35,587
Marion Adjustment Center	826	10,224	10,326
Kit Carson Correctional Center	1,488	48,999	49,444
West Tennessee Detention Facility	600	19,329	19,581
Midwest Regional Reception Center	1,033	51,394	51,938
	8,459	$193,675	$195,621

As of March 31, 2023, CoreCivic also had one idled non-core facility in its Safety segment containing 240 beds with a net book value of $2.9 million, and two idled facilities in its Community segment, containing an aggregate of 450 beds with an aggregate net book value of $3.5 million, one of which is a community facility located in Denver, Colorado, classified as held for sale, as previously described herein.

CoreCivic incurred operating expenses at these idled facilities of approximately $2.9 million and $1.9 million during the period they were idle for the three months ended March 31, 2023 and 2022, respectively. The amount for the three months ended March 31, 2022 excludes $3.5 million of operating expenses incurred at the West Tennessee Detention Facility and the Midwest Regional Reception Center. The West Tennessee facility was idled upon the expiration of a USMS contract on September 30, 2021, and the Midwest Regional Reception Center was idled upon the expiration of a USMS contract on December 31, 2021. CoreCivic retained a certain staffing level at both facilities through the first three months of 2022 in order to quickly respond in the event the Company was able to enter into new contracts with government agencies promptly following the contract expirations. The Company also continued to incur expenses related to transportation services provided by staff at the Midwest Regional Reception Center during the first three months of 2022.

On December 6, 2022, the Company received notice from the California Department of Corrections and Rehabilitation ("CDCR") of its intent to terminate the lease agreement for the Company's California City Correctional Center by March 31, 2024, due to the state's declining inmate population. The lease agreement is fully funded through the state of California's current fiscal year ending June 30, 2023. Funding for the lease of the facility for the 2024 fiscal year, beginning July 1, 2023, will be determined in the California legislature in the first half of 2023 as part of the annual budget process. As part of this process, the Company has engaged with the state of California regarding the continued utilization of the California City facility by the CDCR. However, the Company can provide no assurance that it will be successful in reaching an agreement for the utilization of the facility beyond June 30, 2023. The Company has also begun marketing the facility to other potential customers.

The Company estimated undiscounted cash flows for each facility with an impairment indicator, including the idle facilities described above. The Company's estimated undiscounted cash flows reflect the Company’s most recent expectations around potential utilization and/or sale of the facilities and projected cash flows based on historical cash flows, cash flows of comparable facilities, and recent contract negotiations for utilization, as applicable. The Company concluded that the estimated undiscounted cash flows exceeded carrying values for each facility as of March 31, 2023 and December 31, 2022.

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

5.
DEBT

Debt outstanding as of March 31, 2023 and December 31, 2022 consisted of the following (in thousands):

	March 31,	December 31,
	2023	2022
Revolving Credit Facility maturing May 2026. Interest payable periodically at variable interest rates. The rate at March 31, 2023 was 7.9%.	$10,000	$—
Term Loan A maturing May 2026. Interest payable periodically at variable interest rates. The rate at March 31, 2023 and December 31, 2022 was 8.0% and 7.5%, respectively. Unamortized debt issuance costs amounted to $1.3 million and $1.4 million at March 31, 2023 and December 31, 2022, respectively.	95,000	96,250
4.625% Senior Notes. The 4.625% Senior Notes were redeemed on February 1, 2023, as further described below.	—	153,754
4.75% Senior Notes maturing October 2027. Unamortized debt issuance costs amounted to $1.8 million and $1.9 million at March 31, 2023 and December 31, 2022, respectively.	250,000	250,000
8.25% Senior Notes maturing April 2026. Unamortized debt issuance costs amounted to $8.0 million and $8.7 million at March 31, 2023 and December 31, 2022, respectively.	614,113	614,113
4.43% Lansing Correctional Facility Non-Recourse Mortgage Note maturing January 2040. Unamortized debt issuance costs amounted to $2.7 million and $2.8 million at March 31, 2023 and December 31, 2022, respectively.	149,243	150,405
Total debt	1,118,356	1,264,522
Unamortized debt issuance costs	(13,804)	(14,763)
Net unamortized original issue premium	577	624
Current portion of long-term debt	(12,506)	(165,525)
Long-term debt, net	$1,092,623	$1,084,858

Bank Credit Facility. On May 12, 2022, CoreCivic entered into a Third Amended and Restated Credit Agreement (referred to herein as the "Bank Credit Facility") in an aggregate principal amount of $350.0 million, consisting of a $100.0 million term loan (the "Term Loan A") and a revolving credit facility with a borrowing capacity of $250.0 million (the "Revolving Credit Facility"). The Bank Credit Facility has a maturity of May 2026. The Bank Credit Facility includes an option to increase the availability under the Revolving Credit Facility and to request term loans from the lenders in an aggregate amount not to exceed the greater of (a) $200.0 million and (b) 50% of consolidated EBITDA for the most recently ended four-quarter period, subject to, among other things, the receipt of commitments for the increased amount. At CoreCivic's option, interest on outstanding borrowings under the Bank Credit Facility is based on either a base rate plus a margin ranging from 1.75% to 3.5%, or at the Bloomberg Short-Term Bank Yield Index ("BSBY") rate plus a margin ranging from 2.75% to 4.5% based on the Company’s then-current total leverage ratio. The Revolving Credit Facility includes a $25.0 million sublimit for swing line loans that enables CoreCivic to borrow at the base rate from the Administrative Agent on same-day notice.

Based on CoreCivic's total leverage ratio, loans under the Bank Credit Facility currently bear interest at a base rate plus a margin of 2.25% or at the BSBY rate plus a margin of 3.25%, and a commitment fee equal to 0.45% of the unfunded balance of the Revolving Credit Facility. The Revolving Credit Facility also has a $100.0 million sublimit for the issuance of standby letters of credit. As of March 31, 2023, CoreCivic had $10.0 million of borrowings outstanding under the Revolving Credit Facility. As of March 31, 2023, CoreCivic had $17.4 million in letters of credit outstanding resulting in $222.6 million available under the Revolving Credit Facility. The Term Loan A requires scheduled quarterly principal payments through December 2025, and is pre-payable without penalty. As of March 31, 2023, the outstanding balance of the Term Loan A was $95.0 million.

The Bank Credit Facility requires CoreCivic to meet certain financial covenants, including, without limitation, a total leverage ratio of not more than 4.50 to 1.00 for which the Company may net unrestricted cash and cash equivalents not exceeding $100.0 million when calculating, a secured leverage ratio of not more than 2.50 to 1.00 for which the Company may net unrestricted cash and cash equivalents not exceeding $100.0 million when calculating, and a fixed charge coverage ratio of not less than 1.75 to 1.00. As of March 31, 2023, CoreCivic was in compliance with all such covenants. The Bank Credit Facility is secured by a pledge of all of the capital stock (or other ownership interests) of CoreCivic's domestic restricted subsidiaries, 65% of the capital stock (or other ownership interests) of CoreCivic's "first-tier" foreign subsidiaries, all of the accounts receivable of the Company and its domestic restricted subsidiaries, and substantially all of the deposit accounts of the Company and its domestic restricted subsidiaries. In the event that (a) the consolidated total leverage equals or exceeds 4.00 to 1.00 or (b) the Company incurs certain debt above a specified threshold, certain intangible assets and unencumbered real estate assets that meet a 50% loan-to-value requirement are required to be added as collateral. In addition, the Bank Credit Facility contains certain covenants that, among other things, limit the incurrence of additional indebtedness, payment of dividends and other customary restricted payments, permitted investments, transactions with affiliates, asset sales, mergers and consolidations, liquidations, prepayments and modifications of other indebtedness, liens and other encumbrances and other matters customarily restricted in such agreements. The Bank Credit Facility is subject to certain cross-default provisions with terms of CoreCivic's other unsecured indebtedness and is subject to acceleration upon the occurrence of a change of control.

Senior Notes. Interest on the $250.0 million aggregate principal amount of CoreCivic's 4.75% senior notes issued in October 2017 (the "4.75% Senior Notes") accrues at the stated rate and is payable in April and October of each year. The 4.75% Senior Notes are scheduled to mature on October 15, 2027. Interest on the $614.1 million remaining aggregate principal amount of CoreCivic's 8.25% senior notes issued in April and September 2021 with an original principal amount of $675.0 million (the "8.25% Senior Notes") accrues at the stated rate and is payable in April and October of each year. The 8.25% Senior Notes are scheduled to mature on April 15, 2026.

The 4.75% Senior Notes and the 8.25% Senior Notes are senior unsecured obligations of the Company and are guaranteed by all of the Company's existing and future subsidiaries that guarantee the Bank Credit Facility. CoreCivic may redeem all or part of the 4.75% Senior Notes at any time prior to three months before their maturity date at a "make-whole" redemption price, plus accrued and unpaid interest thereon to, but not including, the redemption date. Thereafter, the 4.75% Senior Notes are redeemable at CoreCivic's option, in whole or in part, at a redemption price equal to 100% of the aggregate principal amount of the notes to be redeemed plus accrued and unpaid interest thereon to, but not including, the redemption date. The Company may redeem all or part of the 8.25% Senior Notes at any time prior to April 15, 2024, in whole or in part, at a "make-whole" redemption price, plus accrued and unpaid interest thereon to, but not including, the redemption date. Thereafter, the 8.25% Senior Notes are redeemable at CoreCivic's option, in whole or in part, at a redemption price expressed as a percentage of the principal amount thereof, which percentage is 104.125% beginning on April 15, 2024 and 100% beginning on April 15, 2025, plus, in each such case, accrued and unpaid interest thereon to, but not including, the redemption date.

On December 22, 2022, CoreCivic delivered an irrevocable notice to the holders of CoreCivic's 4.625% senior notes issued in April 2013 with an original principal amount of $350.0 million (the "4.625% Senior Notes") that the Company elected to redeem in full the 4.625% Senior Notes that remained outstanding on February 1, 2023. During 2021 and 2022, CoreCivic purchased $196.2 million of the 4.625% Senior Notes through privately negotiated transactions and open market purchases. The 4.625% Senior Notes were redeemed on February 1, 2023 at a redemption price equal to 100% of the principal amount of the outstanding 4.625% Senior Notes, which amounted to $153.8 million, plus accrued and unpaid interest to, but not including, the redemption date. The Company used a combination of cash on hand and available capacity under its Revolving Credit Facility to fund the redemption.

Lansing Correctional Facility Non-Recourse Mortgage Note. On April 20, 2018, CoreCivic of Kansas, LLC (the "Issuer"), a wholly-owned unrestricted subsidiary of the Company, priced $159.5 million in aggregate principal amount of non-recourse senior secured notes of the Issuer (the "Kansas Notes"), in a private placement pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended. The Kansas Notes have a yield to maturity of 4.43% and are scheduled to mature in January 2040, 20 years following completion of the project, which occurred in January 2020. Principal and interest on the Kansas Notes are payable in quarterly payments, which began in July 2020 and continue until maturity. CoreCivic may redeem all or part of the Kansas Notes at any time upon written notice of not less than 30 days and not more than 60 days prior to the date fixed for such prepayment, with a "make-whole" amount, together with interest on the Kansas Notes accrued to, but not including, the redemption date. Because the Issuer has been designated as an unrestricted subsidiary of the Company under terms of the Company's Bank Credit Facility, the issuance and service of the Kansas Notes, and the revenues and expenses associated with the facility lease, do not impact the financial covenants associated with the Company's Bank Credit Facility. As of March 31, 2023, the outstanding balance of the Kansas Notes was $149.2 million.

Debt Maturities. Scheduled principal payments as of March 31, 2023 for the remainder of 2023, the next five years, and thereafter were as follows (in thousands):

2023 (remainder)	$9,359
2024	14,722
2025	17,698
2026	698,563
2027	256,855
2028	7,370
Thereafter	113,789
Total debt	$1,118,356

6.
STOCKHOLDERS' EQUITY

Share Repurchase Program

On May 12, 2022, the Board of Directors ("BOD") approved a share repurchase program to repurchase up to $150.0 million of the Company's common stock. On August 2, 2022, the BOD increased the authorization to repurchase under the share repurchase program by up to an additional $75.0 million of the Company's common stock, or a total aggregate authorized amount to repurchase up to $225.0 million of the Company's common stock. Repurchases of the Company's outstanding common stock will be made in accordance with applicable securities laws and may be made at the Company's discretion based on parameters set by the BOD from time to time in the open market, through privately negotiated transactions, or otherwise. The share repurchase program has no time limit and does not obligate the Company to purchase any particular amount of its common stock. The authorization for the share repurchase program may be terminated, suspended, increased or decreased by the BOD in its discretion at any time. During the three months ended March 31, 2023 and the twelve months ended December 31, 2022, the Company completed the repurchase of 2.5 million and 6.6 million shares, respectively, at a total cost of $24.9 million and $74.5 million, respectively, excluding costs associated with the share repurchase program. The Company has utilized cash on hand and net cash provided by operations to fund the repurchases.

Restricted Stock Units

During the first three months of 2023, CoreCivic issued approximately 1.9 million restricted common stock units ("RSUs") to certain of its employees and non-employee directors, with an aggregate value of $22.0 million, including 1.7 million RSUs to employees and non-employee directors whose compensation is charged to general and administrative expense and 0.2 million RSUs to employees whose compensation is charged to operating expense. During 2022, CoreCivic issued approximately 2.1 million RSUs to certain of its employees and non-employee directors, with an aggregate value of $21.5 million, including 1.9 million RSUs to employees and non-employee directors whose compensation is charged to general and administrative expense and 0.2 million RSUs to employees whose compensation is charged to operating expense.

CoreCivic has established performance-based vesting conditions on a portion of the RSUs awarded to its officers and executive officers that, unless earlier vested under the terms of the agreements, are subject to vesting over a three-year period based upon the satisfaction of certain annual performance criteria. The RSUs awarded to officers and executive officers in 2021, 2022 and 2023 consist of a combination of awards with performance-based conditions and time-based conditions. Unless earlier vested under the terms of the RSU agreements, the RSUs with time-based vesting conditions vest in equal amounts over three years on the later of (i) the anniversary date of the grant or (ii) the delivery of the audited financial statements by the Company's independent registered public accountant for the applicable fiscal year. The RSUs with performance-based vesting conditions are divided into one-third increments, each of which is subject to vesting based upon satisfaction of certain annual performance criteria established at the beginning of the fiscal years ending December 31, 2021, 2022, and 2023 for the 2021 awards, December 31, 2022, 2023, and 2024 for the 2022 awards, and December 31, 2023, 2024, and 2025 for the 2023 awards, and which can be increased up to 150% or decreased to 0% based on performance relative to the annual performance criteria, and further increased or decreased using a modifier of 80% to 120% based on CoreCivic's total shareholder return relative to a peer group. Because the performance criteria for the fiscal years ending December 31, 2024 and 2025 have not yet been established, the values of the third RSU increment of the 2022 awards and of the second and third increments of the 2023 awards for financial reporting purposes will not be determined until such criteria are established. Time-based RSUs issued to other employees, unless earlier vested under the terms of the agreements, generally vest in equal amounts over three years on the later of (i) the anniversary date of the grant or (ii) the delivery of the audited financial statements by the Company's independent registered public accountant for the applicable fiscal year. RSUs issued to non-employee directors generally vest one year from the date of award. As of March 31, 2023, approximately 3.9 million RSUs remained outstanding and subject to vesting.

During the three months ended March 31, 2023, CoreCivic expensed $4.9 million, net of forfeitures, relating to RSUs ($0.5 million of which was recorded in operating expenses and $4.4 million of which was recorded in general and administrative expenses). During the three months ended March 31, 2022, CoreCivic expensed $5.3 million, net of forfeitures, relating to RSUs ($0.4 million of which was recorded in operating expenses and $4.9 million of which was recorded in general and administrative expenses).

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

A reconciliation of the numerator and denominator of the basic earnings per share computation to the numerator and denominator of the diluted earnings per share computation is as follows (in thousands, except per share data):

	For the Three Months Ended March 31,
	2023	2022
NUMERATOR
Basic:
Net income	$12,400	$19,003
Diluted:
Net income	$12,400	$19,003
DENOMINATOR
Basic:
Weighted average common shares outstanding	114,533	120,796
Diluted:
Weighted average common shares outstanding	114,533	120,796
Effect of dilutive securities:
Restricted stock-based awards	937	624
Weighted average shares and assumed conversions	115,470	121,420
BASIC EARNINGS PER SHARE	$0.11	$0.16
DILUTED EARNINGS PER SHARE	$0.11	$0.16

Approximately 0.3 million stock options were excluded from the computation of diluted earnings per share for the three months ended March 31, 2022 because they were anti-dilutive.

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

Since this case was filed, four similar lawsuits have been filed. A second California lawsuit concerning the Otay Mesa facility has been stayed pending the outcome of class proceedings in the first California case discussed above. A Maryland case was dismissed on September 27, 2019, and the dismissal was affirmed on appeal. Two suits filed in Georgia and Texas do not allege minimum wage violations. The Texas case was voluntarily dismissed on March 14, 2022. The Georgia case is on appeal in the Eleventh Circuit following the District Court's decision not to certify any classes. The Company disputes these allegations and intends to take all necessary steps to vigorously defend itself against all claims.

Due to the stage of this proceeding, the Company cannot reasonably predict the outcome, nor can it estimate the amount of loss or range of loss, if any, that may result. As a result, the Company has not recorded an accrual relating to this matter at this time, as losses are not considered probable or reasonably estimable at this stage of these lawsuits.

9.
INCOME TAXES

Income taxes are accounted for under the provisions of ASC 740, "Income Taxes". ASC 740 generally requires CoreCivic to record deferred income taxes for the tax effect of differences between book and tax bases of its assets and liabilities. Deferred income taxes reflect the available net operating losses and the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in the statement of operations in the period that includes the enactment date. Realization of the future tax benefits related to deferred tax assets is dependent on many factors, including CoreCivic's past earnings history, expected future earnings, the character and jurisdiction of such earnings, unsettled circumstances that, if unfavorably resolved, would adversely affect utilization of its deferred tax assets, carryback and carryforward periods, and tax strategies that could potentially enhance the likelihood of realization of a deferred tax asset. CoreCivic recorded an income tax expense of $8.1 million and $6.6 million for the three months ended March 31, 2023 and 2022, respectively. Income tax expense for the three months ended March 31, 2023 included an increase to income tax expense of $2.3 million for the revaluation of net deferred tax liabilities associated with a change in the Company's corporate tax structure.

On March 27, 2020, President Trump signed into law the Coronavirus Aid, Relief and Economic Security Act (the "CARES Act"). The CARES Act, among other things, includes provisions relating to the deferral of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. The CARES Act also incentivized companies to retain employees through an Employee Retention Credit ("ERC"). The ERC compensates employers for wages of employees that were retained and could not perform their job duties at 100% capacity as a result of COVID-19 pandemic restrictions. In December 2020, the Consolidated Appropriations Act provided additional funding for the ERC with expanded benefits through June 30, 2021. During the fourth quarter of 2022, the Company recorded an ERC of $7.0 million which offset operating expenses. The impact of the credit was reduced by $1.8 million of federal income tax expense.

The Inflation Reduction Act of 2022 (the "Inflation Reduction Act") was signed into law on August 16, 2022. Among other provisions, such act creates an excise tax of 1% on the fair value of net stock repurchases in excess of share issuances made by publicly traded U.S. corporations, effective for repurchases after December 31, 2022. The impact of this excise tax on the Company’s financial position, and/or liquidity, in future periods, will vary based on the level of net stock repurchases in excess of share issuances made by the Company in a given year. The Company has concluded that the excise tax associated with stock repurchases is properly recognized as a component of equity given that it is a direct cost associated with the repurchase of common stock. The excise tax recognized during the first quarter of 2023 was estimated to be $0.1 million associated with the repurchase of 2.5 million shares during the first quarter of 2023, net of the shares issued during the same period for restricted stock plans as permitted by the issuance offset rule under the Inflation Reduction Act.

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

CoreCivic had no liabilities recorded for uncertain tax positions as of March 31, 2023 and December 31, 2022. CoreCivic recognizes interest and penalties related to unrecognized tax positions in income tax expense. CoreCivic does not currently anticipate that the total amount of unrecognized tax positions will significantly change in the next twelve months.

10.
SEGMENT REPORTING

As of March 31, 2023, CoreCivic operated 44 correctional and detention facilities, 40 of which the Company owned. In addition, CoreCivic owned and operated 23 residential reentry centers and owned 8 properties leased to government agencies. Management views CoreCivic's operating results in three operating segments, CoreCivic Safety, CoreCivic Community, and CoreCivic Properties. CoreCivic Safety includes the operating results of those correctional and detention facilities placed into service that were owned, or controlled via a long-term lease, and managed by CoreCivic, as well as those correctional and detention facilities owned by a third party and managed by CoreCivic. CoreCivic Safety also includes the operating results of TransCor America, LLC, a subsidiary of the Company that provides transportation services to governmental agencies. CoreCivic Community includes the operating results of those residential reentry centers placed into service that were owned, or controlled via a long-term lease, and managed by CoreCivic. CoreCivic Community also includes the operating results of the Company's electronic monitoring and case management services. CoreCivic Properties includes the operating results of those properties leased to government agencies. The operating performance of the three segments can be measured based on their net operating income. CoreCivic defines facility net operating income as a facility's revenues less operating expenses.

The revenue and facility net operating income for each of the three segments and a reconciliation to CoreCivic's income before income taxes is as follows for the three months ended March 31, 2023 and 2022 (in thousands):

	For the Three Months Ended March 31,
	2023	2022
Revenue:
Safety	$417,650	$414,248
Community	26,414	24,115
Properties	13,837	14,591
Total segment revenue	457,901	452,954
Operating expenses:
Safety	328,398	321,021
Community	22,715	20,227
Properties	3,361	3,282
Total segment operating expenses	354,474	344,530
Facility net operating income:
Safety	89,252	93,227
Community	3,699	3,888
Properties	10,476	11,309
Total facility net operating income	103,427	108,424
Other revenue (expense):
Other revenue	101	34
Other operating expense	(63)	(99)
General and administrative	(32,679)	(31,101)
Depreciation and amortization	(31,042)	(32,028)
Interest expense, net	(19,151)	(22,920)
Gain on sale of real estate assets, net	—	2,261
Other income (expense)	(47)	1,042
Income before income taxes	$20,546	$25,613

The following table summarizes capital expenditures including accrued amounts for the three months ended March 31, 2023 and 2022 (in thousands):

	For the Three Months Ended March 31,
	2023	2022
Capital expenditures:
Safety	$3,569	$14,327
Community	414	272
Properties	48	—
Corporate and other	2,192	1,016
Total capital expenditures	$6,223	$15,615

The total assets are as follows (in thousands):

	March 31, 2023	December 31, 2022
Assets:
Safety	$2,344,037	$2,433,126
Community	216,632	216,303
Properties	358,304	362,908
Corporate and other	136,429	232,432
Total Assets	$3,055,402	$3,244,769

11.
SUBSEQUENT EVENTS

On April 25, 2023, the Company announced that it received notice from the Oklahoma Department of Corrections ("ODC") of its intent to terminate the lease agreement for the company-owned 2,400-bed North Fork Correctional Facility upon the lease expiration on June 30, 2023. Rental revenue generated from the ODC at the North Fork facility was $3.1 million and $12.2 million for the three and twelve months ended March 31, 2023 and December 31, 2022, respectively. Facility net operating income at this facility was $2.3 million and $9.3 million for the three and twelve months ended March 31, 2023 and December 31, 2022, respectively.

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
•
the duration of the federal government's denial of entry at the United States southern border to asylum-seekers and anyone crossing the southern border without proper documentation or authority in an effort to contain the spread of the novel coronavirus and related variants, or COVID-19, a policy known as Title 42 (Title 42 is expected to end May 11, 2023, when the Public Health Emergency for COVID-19 expires, although its termination may be subject to ongoing litigation the outcome of which is unclear. Most recently, on December 27, 2022, the Supreme Court granted a stay on the cessation of Title 42, while it considers an appeal by a group of states to continue the expulsions.);
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

Any or all of our forward-looking statements in this Quarterly Report may turn out to be inaccurate. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy, and financial needs. Our statements can be affected by inaccurate assumptions we might make or by known or unknown risks, uncertainties and assumptions, including the risks, uncertainties, and assumptions described in our Annual Report on Form 10-K for the year ended December 31, 2022 (including those risks and uncertainties described under Part I, Item 1A. Risk Factors) filed with the Securities and Exchange Commission, or the SEC, on February 21, 2023, or the 2022 Form 10-K, and in other reports, documents, and other information we file with the SEC from time to time.

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

We are the nation's largest owner of partnership correctional, detention, and residential reentry facilities and one of the largest prison operators in the United States. As of March 31, 2023, through our CoreCivic Safety segment, we operated 44 correctional and detention facilities, 40 of which we owned, with a total design capacity of approximately 66,000 beds. Through our CoreCivic Community segment, we owned and operated 23 residential reentry centers with a total design capacity of approximately 5,000 beds. In addition, through our CoreCivic Properties segment, we owned 8 properties leased to government agencies, totaling 1.8 million square feet.

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

On January 26, 2021, President Biden issued the Executive Order on Reforming Our Incarceration System to Eliminate the Use of Privately Operated Criminal Detention Facilities, or the Private Prison EO. The Private Prison EO directs the Attorney General to not renew DOJ contracts with privately operated criminal detention facilities. Two agencies of the DOJ, the BOP and the USMS, utilize our services. The BOP houses inmates who have been convicted, and the USMS is generally responsible for detainees who are awaiting trial. The BOP has experienced a steady decline in inmate populations over the last decade, a trend that has been accelerated by the COVID-19 pandemic. Our remaining prison contract with the BOP at the 1,978-bed McRae Correctional Facility expired on November 30, 2022 and was not renewed. This contract accounted for 2% ($37.8 million) of our total revenue for the twelve months ended December 31, 2022. We completed the sale of the McRae facility in August 2022 to the Georgia Building Authority, and entered into an agreement to lease the facility through November 2022 to allow us to fulfill our obligations to the BOP. The Private Prison EO only applies to agencies that are part of the DOJ, which includes the BOP and USMS. U.S. Immigration and Customs Enforcement, or ICE, facilities are not covered by the Private Prison EO, as ICE is an agency of the Department of Homeland Security, or DHS, not the DOJ, although it is possible that the federal government could choose to take similar action on ICE facilities in the future. For the three months ended March 31, 2023, USMS and ICE accounted for 22% ($100.1 million) and 29% ($130.7 million), respectively, of our total revenue. For the twelve months ended December 31, 2022, USMS and ICE accounted for 22% ($403.9 million) and 29% ($527.3 million), respectively, of our total revenue.

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

In March 2020, the World Health Organization declared the outbreak of COVID-19 as a pandemic. As a result, in the first quarter of 2020, the federal government decided to deny entry at the United States southern border to asylum-seekers and anyone crossing the southern border without proper documentation or authority in an effort to contain the spread of COVID-19, a policy known as Title 42. This policy resulted in a reduction to the number of people ICE detained, including in our detention facilities. On April 1, 2022, the Centers for Disease Control and Prevention, or CDC, issued a Public Health Determination terminating Title 42 with an effective date of May 23, 2022. However, on April 25, 2022, a federal judge issued a temporary restraining order blocking the termination of Title 42, and on May 20, 2022, ruled that the Biden administration violated administrative law when it announced that it planned to cease Title 42. On November 15, 2022, another federal judge ruled that expulsions under Title 42 were a violation of the Administrative Procedure Act, noting that Title 42 was an "arbitrary and capricious" violation of the Administrative Procedure Act, requiring the federal government to process all asylum seekers under applicable immigration law in effect prior to the implementation of Title 42. However, on December 19, 2022, the Supreme Court temporarily maintained Title 42, and on December 27, 2022, granted a temporary stay on the cessation of Title 42, while it considers an appeal by a group of states seeking to continue Title 42. Based on current COVID-19 trends, the Department of Health and Human Services is planning for the federal Public Health Emergency for COVID-19, declared under Section 319 of the Public Health Service Act, to expire at the end of the day on May 11, 2023. If Title 42 expires, such action may result in an increase in the number of undocumented people permitted to enter the United States claiming asylum, and could result in an increase in the number of people apprehended and detained by ICE.

In February 2021, President Biden announced plans to allow certain migrants to pursue asylum in the United States while awaiting their proceedings in immigration courts, reversing a policy known as the Migrant Protection Protocols, or MPP, commonly referred to as the "Remain in Mexico Policy," enacted by the Trump administration. The MPP required asylum seekers to wait in Mexico during the pendency of their immigration court proceedings. Although various court challenges have slowed the federal government’s effort to cease the utilization of MPP, the continuing litigation and the Mexican government’s opposition to the program have dramatically reduced its impact on asylum seekers. A resumption of the program either by the Biden administration, or as a result of various legislative efforts currently under consideration in Congress, could again reduce the number of undocumented migrants entering the U.S.

Occupancy in our correctional, detention, and reentry facilities remains depressed, and continues to reflect the impact of COVID-19, including Title 42 and other occupancy restrictions placed by several of our government partners. We cannot predict government responses to an increase in staff or residents testing positive for COVID-19 within public and private correctional, detention and reentry facilities, nor can we predict COVID-19 related restrictions on individuals, businesses, and services that disrupt the criminal justice system. Further, we cannot predict government policies on prosecutions and legal restrictions as a result of COVID-19 that affect the number of people placed in correctional, detention, and reentry facilities.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The consolidated financial statements in this Quarterly Report are prepared in conformity with U.S. generally accepted accounting principles, or GAAP. As such, we are required to make certain estimates, judgments, and assumptions that we believe are reasonable based upon the information available which, by their nature, are subject to an inherent degree of uncertainty. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. There can be no assurance that actual results will not differ from our estimates. A summary of our significant accounting policies is described in our 2022 Form 10-K. The significant accounting policies and estimates which we believe are the most critical to aid in fully understanding and evaluating our reported financial results include those related to idle facilities and asset impairments, self-funded insurance reserves, and legal reserves. For a discussion of our critical accounting policies and estimates, please refer to Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Notes to Consolidated Financial Statements" presented in our 2022 Form 10-K. There were no newly identified critical accounting policies during the first three months of 2023, nor were there any material changes to the critical accounting policies and estimates discussed in our 2022 Form 10-K.

RESULTS OF OPERATIONS

Our results of operations are impacted by the number of correctional and detention facilities we operated, including 40 we owned and four owned by our government partners (CoreCivic Safety), the number of residential reentry centers we owned and operated (CoreCivic Community), the number of facilities we leased to government agencies (CoreCivic Properties), and the facilities we owned that were not in operation. The following table sets forth the changes in the number of facilities in operation for the periods presented:

	Effective	CoreCivic
	Date	Safety	Community	Properties	Total
Facilities as of December 31, 2021		46	26	10	82
Expiration of a managed-only contract in Indiana	January 2022	(1)	—	—	(1)
Sale of a residential reentry facility in Colorado	February 2022	—	(1)	—	(1)
Sale of a residential reentry facility in Colorado	March 2022	—	(1)	—	(1)
Sale of two leased community corrections facilities in California	July 2022	—	—	(2)	(2)
Sale and subsequent termination of the contract and lease of the McRae Correctional Facility in Georgia	Aug/Nov 2022	(1)	—	—	(1)
Sale of an idled residential reentry facility in Oklahoma	December 2022	—	(1)	—	(1)
Facilities as of December 31, 2022 and March 31, 2023		44	23	8	75

Three Months Ended March 31, 2023 Compared to the Three Months Ended March 31, 2022

Net income was $12.4 million, or $0.11 per diluted share, for the three months ended March 31, 2023, compared with net income of $19.0 million, or $0.16 per diluted share, for the three months ended March 31, 2022. Financial results for the three months ended March 31, 2023 included an income tax expense of $2.3 million associated with a change in our corporate tax structure, as further described hereinafter. Financial results for the three months ended March 31, 2022 reflected a $2.3 million gain on the sale of real estate assets, partially offset by income tax expense of $0.6 million associated with such sale of real estate assets.

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

For the three months ended March 31, 2023 and 2022, our total segment net operating income, which we define as facility revenue (including interest income associated with finance leases) less operating expenses, was divided among our three business segments as follows:

	For the Three Months Ended March 31,
	2023	2022
Segment:
Safety	84.5%	84.3%
Community	3.5%	3.5%
Properties	12.0%	12.2%

Facility Operations

A key performance indicator we use to measure the revenue and expenses associated with the operation of the correctional, detention, and residential reentry facilities we own or manage is expressed in terms of a compensated man-day, which represents the revenue we generate and expenses we incur for one offender for one calendar day. Revenue and expenses per compensated man-day are computed by dividing facility revenue and expenses by the total number of compensated man-days during the period. A compensated man-day represents a calendar day for which we are paid for the occupancy of an offender. We believe the measurement is useful because we are compensated for operating and managing facilities at an offender per diem rate based upon actual or minimum guaranteed occupancy levels. We also measure our costs on a per compensated man-day basis, which is largely dependent upon the number of offenders we accommodate. Further, per compensated man-day measurements are also used to estimate our potential profitability based on certain occupancy levels relative to design capacity. Revenue and expenses per compensated man-day for all of the correctional, detention, and residential reentry facilities placed into service that we owned or managed, exclusive of those held for lease, and for TransCor were as follows for the three months ended March 31, 2023 and 2022:

	For the Three Months Ended March 31,
	2023	2022
Revenue per compensated man-day	$96.87	$91.88
Operating expenses per compensated man-day:
Fixed expense	55.22	50.79
Variable expense	21.13	20.41
Total	76.35	71.20
Operating income per compensated man-day	$20.52	$20.68
Operating margin	21.2%	22.5%
Average compensated occupancy	70.1%	70.6%
Average available beds	71,068	73,581
Average compensated population	49,844	51,971

Revenue

Total revenue consists of management revenue we generate through CoreCivic Safety and CoreCivic Community in the operation of correctional, detention, and residential reentry facilities, as well as the revenue we generate from TransCor and our electronic monitoring and case management services. Total revenue also consists of lease revenue we generate through CoreCivic Properties from facilities we lease to third-party operators. The following table reflects the components of revenue for the three months ended March 31, 2023 and 2022 (in millions):

	For the Three Months Ended March 31,
	2023	2022	$ Change	% Change
Management revenue:
Federal	$237.2	$254.9	$(17.7)	(6.9%)
State	179.1	154.7	24.4	15.8%
Local	8.6	9.3	(0.7)	(7.5%)
Other	19.2	19.5	(0.3)	(1.5%)
Total management revenue	444.1	438.4	5.7	1.3%
Lease revenue	13.8	14.6	(0.8)	(5.5%)
Other revenue	0.1	—	0.1	100.0%
Total revenue	$458.0	$453.0	$5.0	1.1%

The $5.7 million, or 1.3%, increase in total management revenue for the three months ended March 31, 2023 as compared with the same period in 2022 was primarily a result of an increase in revenue of approximately $22.4 million driven primarily by an increase of 5.4% in average revenue per compensated man-day. The increase in management revenue was partially offset by a decrease in revenue of $17.6 million driven primarily by a decrease in average daily compensated population from 2022 to 2023. The increase in average revenue per compensated man-day resulted from the effect of per diem increases at several of our facilities. We believe the impact of these per diem increases will provide further benefit to our operating margins as residential populations recover from the impact of COVID-19 and will help offset the wage and employee benefit increases we have been incurring, as further discussed hereinafter. Revenue generated from our electronic monitoring and case management services during the three months ended March 31, 2023 increased $0.9 million (from $8.6 million during the three months ended March 31, 2022 to $9.5 million during the three months ended March 31, 2023).

Average daily compensated population decreased 2,127, or 4.1%, to 49,844 during the three months ended March 31, 2023 compared to 51,971 during the three months ended March 31, 2022. The decrease in average daily compensated population was primarily a result of the contract expiration at the 1,978-bed McRae Correctional Facility effective November 30, 2022, as further described hereinafter. The decrease in average daily compensated population was partially offset by an increase in average population at our 3,060-bed La Palma Correctional Center which was a result of a new management contract from the state of Arizona, as further discussed hereinafter.

The solutions we provide to our federal customers, including primarily ICE and the USMS, continue to be a significant component of our business. The federal customers in our Safety and Community segments generated approximately 52% and 56% of our total revenue for the three months ended March 31, 2023 and 2022, respectively, decreasing $17.7 million, or 6.9%, during the three months ended March 31, 2023 as compared with the same period in 2022. The expiration of the contract with the BOP at the McRae Correctional Facility resulted in a reduction in federal revenue of $10.3 million from the three months ended March 31, 2022, accounting for a reduction of 2% of our total revenue.

The decision near the end of the first quarter of 2020 by the federal government to deny entry at the United States southern border to asylum-seekers and anyone crossing the southern border without proper documentation or authority in an effort to contain the spread of COVID-19, a policy known as Title 42, resulted in a reduction in people being apprehended and detained by ICE. The financial impact was somewhat mitigated by fixed monthly payments from ICE at certain of our facilities, to ensure ICE has adequate bed capacity in the event of a surge in the future. During 2022, revenue from ICE was $527.3 million compared to $579.5 million during 2019, prior to the implementation of Title 42. During the three months ended March 31, 2023, revenue from ICE was $130.7 million compared to $138.7 million during the three months ended March 31, 2022. Revenue from ICE declined from the three months ended March 31, 2022 compared to the same period in 2023 as a result of a decrease in detainees at our La Palma facility, where we transitioned from an ICE population to a population of residents from the state of Arizona, pursuant to a new management contract that commenced in April 2022. During the three months ended March 31, 2022 revenue from ICE at our La Palma facility was $18.1 million. Revenue from ICE increased at our other facilities, excluding the La Palma facility, by $10.1 million from the comparable three month period in the prior year due to increased occupancy and the impact of per diem increases at certain facilities. On April 1, 2022, the CDC issued a Public Health Determination terminating Title 42 with an effective date of May 23, 2022. However, on April 25, 2022, a federal judge issued a temporary restraining order blocking the termination of Title 42, and on May 20, 2022, ruled that the Biden administration violated administrative law when it announced that it planned to cease Title 42. On November 15, 2022, another federal judge ruled that expulsions under Title 42 were a violation of the Administrative Procedure Act, noting that Title 42 was an "arbitrary and capricious" violation of the Act, requiring the federal government to process all asylum seekers under applicable immigration law in effect prior to the implementation of Title 42. However, on December 19, 2022, the Supreme Court temporarily maintained Title 42, and on December 27, 2022, granted a temporary stay on the cessation of Title 42, while it considers an appeal by a group of states seeking to continue Title 42. Based on current COVID-19 trends, the Department of Health and Human Services is planning for the federal Public Health Emergency for COVID-19, declared under Section 319 of the Public Health Service Act, to expire at the end of the day on May 11,

2023. If Title 42 expires, such action may result in an increase in the number of undocumented people permitted to enter the United States claiming asylum, and could result in an increase in the number of people apprehended and detained by ICE.

State revenues from contracts at correctional, detention, and residential reentry facilities that we operate increased $24.4 million, or 15.8%, from the first quarter of 2022 to the first quarter of 2023. State revenues increased primarily as a result of the new management contract with the state of Arizona at our 3,060-bed La Palma Correctional Center for up to 2,706 inmates, as the state transferred inmate populations from public sector facilities into our La Palma facility. We began receiving inmates from the state of Arizona in April 2022 and as of March 31, 2023, we cared for approximately 2,500 inmates from the state of Arizona at this facility. State revenues also increased as a result of higher state inmate populations at other facilities, and from per diem increases under a number of our state contracts, as certain states have recognized the need to provide additional funding to address increases in the wages of our employees.

Local revenues from contracts at correctional, detention, and residential reentry facilities that we operate decreased $0.7 million, or 7.5%, from the first quarter of 2022 to the first quarter of 2023. The decrease in local revenue is primarily a result of the contract termination at the 1,030-bed managed-only Marion County Jail on January 31, 2022. This facility contributed to the reduction in local revenues of $1.4 million during the three-month period ended March 31, 2023.

The $0.8 million, or 5.5%, decrease in lease revenue from the first quarter of 2022 to the first quarter of 2023 primarily resulted from the sale of two actively leased properties during the third quarter of 2022, as further described hereinafter.

Operating Expenses

Operating expenses totaled $354.5 million and $344.6 million for the three months ended March 31, 2023 and 2022, respectively. Operating expenses consist of those expenses incurred in the operation and management of correctional, detention, and residential reentry facilities, as well as those expenses incurred in the operations of TransCor and our electronic monitoring and case management services. Operating expenses also consist of those expenses incurred in the operation of facilities we lease to third-party operators.

Operating expenses incurred by CoreCivic Safety and CoreCivic Community in connection with the operation and management of our correctional, detention, and residential reentry facilities, as well as those incurred in the operations of TransCor and our electronic monitoring and case management services, increased $9.9 million, or 2.9%, during the first quarter of 2023 when compared with the same period in 2022. Operating expenses increased primarily as a result of wage increases primarily resulting from labor shortages and wage pressures, as further described hereinafter. We achieved higher staffing levels during the first quarter of 2023 when compared to the same quarter in the prior year and, correspondingly, we were able to reduce our use of temporary incentives by $2.1 million as we began to see improvement in our attraction and retention of facility staff in this challenging labor market. We believe these investments in staffing are preparing us to manage the increased number of residents we anticipate at our facilities once the remaining occupancy restrictions caused by the COVID-19 pandemic, most notably Title 42, are removed. We expect to continue to invest in staffing resources during 2023, which may result in additional compensation and incremental expenses. The benefits of our investments in staffing may not be realized immediately or at all. As the labor market improves and labor shortages and wage pressures are alleviated, which we believe will take some additional time, we expect to further reduce our reliance on these temporary incentives. Additionally, operating expenses increased as a result of expenses incurred at our La Palma Correctional Center as utilization of the facility increased under the new contract with the state of Arizona while we contended with a challenging labor market. The increase in operating expenses was partially offset by the contract expiration at the 1,978-bed McRae Correctional Facility effective November 30, 2022 and the contract termination at the 1,030-bed managed-only Marion County Jail effective January 31, 2022. In addition, during the three months ended March 31, 2023, we had more favorable claims experience in our self-insured employee medical and workers compensation plans when compared to the same period in the prior year, which also contributed to the partial offset in operating expenses.

Total expenses per compensated man-day increased to $76.35 during the three months ended March 31, 2023 from $71.20 during the three months ended March 31, 2022. We have experienced labor shortages and wage pressures in many markets across the country, and have provided customary inflationary wage increases to remain competitive. Recruiting has been particularly challenging since the start of the pandemic due to the front-line nature of the services we provide and the shortage of nursing staff across the country intensified as a result of the COVID-19 pandemic and the challenging labor market. The challenges of recruiting and retaining staff, including nursing, has been and could continue to be exacerbated by the current labor market. Further, we have incurred incremental expenses to help ensure sufficient staffing levels under unique and challenging working conditions. While, as mentioned in the preceding paragraph, we were able to reduce the use of these temporary incentives by $2.1 million during the first quarter of 2023 when compared to the same period in the prior year, we expect to continue to incur a certain level of incremental expenses during 2023. Incremental expenses include, but may not be limited to, incentive payments to our front-line and field staff, temporary employee housing expenses and other travel related reimbursements, additional paid time off, off-cycle wage increases in certain markets to remain competitive, registry nursing expenses, as well as expenses to procure personal protective equipment and other supplies. The increase in fixed expenses per compensated man-day also resulted from leveraging our fixed expenses over lower compensated populations, as well as expenses incurred at our La Palma facility as its utilization increased under the new contract.

We continually monitor compensation levels very closely along with overall economic conditions and will adjust wage levels necessary to help ensure the long-term success of our business. Further, we continually evaluate the structure of our employee benefits package and training programs to ensure we are better able to attract and retain our employees. Salaries and benefits represent the most significant component of our operating expenses, representing approximately 60% and 59% of our total operating expenses during the three months ended March 31, 2023 and 2022, respectively. As previously mentioned herein, recruiting and retaining staff has been particularly challenging for us and for the corrections and detention industry as a whole. An inability to attract and retain sufficient personnel could prevent us from caring for additional residential populations for government agencies in need of additional capacity due to an increase in inmate populations or an inability to adequately staff their facilities. An inability to attract and retain sufficient personnel in our existing facilities could also cause our government partners to assess liquidated damages, reduce our residential populations, or in extreme circumstances, cancel our contracts. We have also been subjected to staff vacancy deductions as a result of the labor shortages, which are reflected as reductions to other management revenue. Estimating vacancy deduction amounts can be complex and subject to management judgment and estimations. Some of our government partners have granted waivers for vacancy deductions in recognition of the unique and challenging labor market, while others have discretionarily adjusted such deductions based on our extraordinary costs, efforts and incentive programs implemented to attract and retain staff.

Variable expenses per compensated man-day increased to $21.13 during the three months ended March 31, 2023, from $20.41 during the same period in the prior year, or 3.5%. In addition to a high inflation rate applicable to all of our variable expenses, the increase in variable expenses per compensated man-day also resulted from increases in recruiting expenses, as well as travel expenses as we supported our staff who are temporarily deployed across the Company to help address the labor shortages we are experiencing in certain regions, most notably at our La Palma facility in Arizona. Recruiting expenses increased $3.3 million, or $0.75 per compensated man-day from the prior year quarter. Travel expenses increased $2.7 million, or $0.65 per compensated man-day from the prior year quarter. While the shortage of nursing staff across the country continues to be challenging, we experienced a decrease in registry nursing expenses of $5.5 million, or $1.13 per compensated man-day from the prior year quarter. As previously mentioned, we have begun to see improvement in our recruiting and retention of facility staff, including nursing staff, as we have made investments in higher wages and increased our use of part-time positions, which helped us achieve higher staffing levels.

Operating expenses incurred by CoreCivic Properties in connection with facilities we lease to third-party operators increased $0.1 million, or 2.4%, during the first quarter of 2023 when compared with the same period in 2022.

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

Additionally, on January 26, 2021, President Biden issued the Private Prison EO. The Private Prison EO directs the Attorney General to not renew DOJ contracts with privately operated criminal detention facilities. The USMS, which is generally responsible for detainees who are awaiting trial, is an agency of the DOJ that utilizes our facilities and services. Another agency of the DOJ, the BOP, houses inmates who have been convicted, has experienced a steady decline in inmate populations over the last decade, a trend that has been accelerated by the COVID-19 pandemic. Our remaining prison contract with the BOP at the 1,978-bed McRae Correctional Facility expired on November 30, 2022 and was not renewed. This contract accounted for 2% ($37.8 million) of our total revenue for the twelve months ended December 31, 2022. We completed the sale of the McRae facility in August 2022 to the Georgia Building Authority, and entered into an agreement to lease the facility through November 2022 to allow us to fulfill our obligations to the BOP. ICE, another federal agency that utilizes our facilities and services, is not covered by the Private Prison EO, as ICE is an agency of the Department of Homeland Security, or DHS, not the DOJ, although it is possible that the federal government could choose to take similar action on ICE facilities in the future. For the three months ended March 31, 2023, USMS and ICE accounted for 22% ($100.1 million) and 29% ($130.7 million), respectively, of our total revenue. For the twelve months ended December 31, 2022, USMS and ICE accounted for 22% ($403.9 million) and 29% ($527.3 million), respectively, of our total revenue.

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

On December 6, 2022, we received notice from the California Department of Corrections and Rehabilitation, or CDCR, of its intent to terminate the lease agreement for our 2,560-bed California City Correctional Center by March 31, 2024, due to the state's declining inmate population. The lease agreement is fully funded through the state of California's current fiscal year ending June 30, 2023. Funding for the lease of the facility for the 2024 fiscal year, beginning July 1, 2023, will be determined in the California legislature in the first half of 2023 as part of the annual budget process. As part of this process, we have engaged with the state of California regarding the continued utilization of our California City facility by the CDCR. However, we can provide no assurance that we will be successful in reaching an agreement for the utilization of the facility beyond June 30, 2023. We have also begun marketing the facility to other potential customers. Rental revenue generated from the CDCR at the California City facility was $8.0 million and $34.0 million for the three and twelve months ended March 31, 2023 and December 31, 2022, respectively.

On April 25, 2023, we announced that we received notice from the Oklahoma Department of Corrections, or ODC, of its intent to terminate the lease agreement for our 2,400-bed North Fork Correctional Facility upon the lease expiration on June 30, 2023. Rental revenue generated from the ODC at the North Fork facility was $3.1 million and $12.2 million for the three and twelve months ended March 31, 2023 and December 31, 2022, respectively. Facility net operating income at this facility was $2.3 million and $9.3 million for the three and twelve months ended March 31, 2023 and December 31, 2022, respectively.

We are also actively renegotiating the terms of our contract with the ODC at our owned and operated 1,670-bed Davis Correctional Facility, which is also set to expire on June 30, 2023, and experienced facility net operating losses during 2022 and the first quarter of 2023. The terms for a contract extension were being negotiated along with the lease agreement for the North Fork facility, and we will only renew the contract or enter into a similar lease agreement with the ODC if the arrangement produces a satisfactory return on a stand-alone basis. We can provide no assurance that we will be successful in entering into an agreement with the ODC for the continued use of the Davis facility.

Based on information available as of the date of this Quarterly Report, other than the previously mentioned lease agreements with the CDCR for our California City facility and the ODC for our North Fork facility, and the contract with the ODC at our Davis facility, we believe we will renew all other contracts with our government partners that have expired or are scheduled to expire within the next twelve months that could have a material adverse impact on our financial statements. We believe our renewal rate on existing contracts remains high due to a variety of reasons including, but not limited to, the constrained supply of available beds within the U.S. correctional system, our ownership of the majority of the beds we operate, and the cost effectiveness of the services we provide. However, we cannot assure that we will continue to achieve such renewal rates in the future.

CoreCivic Safety

CoreCivic Safety includes the operating results of the correctional and detention facilities that we operated during each period. Total revenue generated by CoreCivic Safety increased $3.4 million, or 0.8%, from $414.2 million during the three months ended March 31, 2022 to $417.7 million during the three months ended March 31, 2023. CoreCivic Safety's facility net operating income decreased $4.0 million, or 4.3%, from $93.2 million during the three months ended March 31, 2022 to $89.3 million during the three months ended March 31, 2023. During the three months ended March 31, 2023, CoreCivic Safety generated 84.5% of our total segment net operating income, compared with 84.3% during the three months ended March 31, 2022.

The following table displays the revenue and expenses per compensated man-day for CoreCivic Safety's correctional and detention facilities placed into service that we own and manage and for the facilities we manage but do not own, inclusive of the transportation services provided by TransCor:

	For the Three Months Ended March 31,
	2023	2022
CoreCivic Safety Facilities:
Revenue per compensated man-day	$98.59	$93.38
Operating expenses per compensated man-day:
Fixed expense	55.93	51.40
Variable expense	21.59	20.96
Total	77.52	72.36
Operating income per compensated man-day	$21.07	$21.02
Operating margin	21.4%	22.5%
Average compensated occupancy	70.9%	71.7%
Average available beds	66,399	68,712
Average compensated population	47,069	49,292

In December 2021, we were awarded a new management contract from the state of Arizona for up to 2,706 inmates at our 3,060-bed La Palma Correctional Center in Arizona. The State closed an outdated public-sector prison and transferred the inmate populations from this prison and multiple other public-sector prisons to our La Palma facility. The transfer began in April 2022 and during the first quarter of 2023, we cared for an average daily population of 2,473 inmates from the state of Arizona at our La Palma facility. During the first quarter of 2022, before the new contract commenced, the La Palma facility supported the mission of ICE by caring for an average daily population of 1,678 detainees. The new award expands and strengthens our relationship with the state of Arizona and we believe will maximize the utilization of our La Palma facility, while providing ICE with the ability to continue its mission under existing contracts at alternative facilities we own and operate in the same geographic region. The transition of population from ICE detainees to inmates from the state of Arizona has resulted in the disruption of earnings and cash flows since the first quarter of 2022, and we expect this disruption will continue until the incremental staffing incentives incurred to help ensure a smooth transition stabilize. Facility net operating income decreased by $7.4 million during the first quarter of 2023 compared with the first quarter of 2022, contributing to the decline in operating margin compared with the prior year quarter. With full utilization of the new contract, we expect to generate approximately $75.0 million to $85.0 million in annualized revenue at the La Palma facility.

Operating margins in the CoreCivic Safety segment have been negatively impacted by increased operating expenses per man-day, which was driven primarily by incremental staffing levels, higher wage rates and other related expenses. As previously described herein, we have experienced labor shortages and wage pressures in many markets across the country, and have provided inflationary wage increases to remain competitive, including increases to most of our facility staff during July of the last three years since the COVID-19 pandemic started. Further, we have incurred incremental expenses to help ensure sufficient staffing levels under unique and challenging working conditions, including but not limited to, shift incentive bonuses, recruiting and retention bonuses, temporary employee housing expenses and travel reimbursements, off-cycle wage increases, as well as relocation incentives. While, as previously described herein, we were able to reduce the use of these temporary incentives during the first quarter 2023 when compared to the same period in 2022, we expect to continue to incur a certain level of additional incremental expenses during the remainder of 2023 as we expect to continue to invest in staffing resources. The negative impact on operating margins resulting from these factors was partially offset by a 5.6% increase in average revenue per compensated man-day during the first quarter of 2023 when compared to the prior year. The increase in average revenue per compensated man-day resulted from the effect of per diem increases at several of our facilities, as we have received per diem increases resulting from additional government appropriations funding to address increases in the wages of our employees.

As previously described herein, we had one prison contract with the BOP at our 1,978-bed McRae Correctional Facility, which expired in November 2022 and was not renewed. During 2022, this facility generated facility net operating income of $6.4 million, including $2.3 million during the first quarter of 2022. We entered into a Purchase and Sale Agreement with the Georgia Building Authority to purchase the McRae facility in July 2022 and completed the sale in August 2022. We leased the McRae Correctional Facility from the Georgia Building Authority through November 30, 2022 to allow us to fulfill our obligations to the BOP. We generated net sales proceeds of $129.7 million on the sale of the McRae facility, resulting in a net gain on the sale of $77.5 million, which we recognized in the third quarter of 2022.

CoreCivic Community

CoreCivic Community includes the operating results of the residential reentry centers that we operated during each period, along with the operating results of our electronic monitoring and case management services. Total revenue generated by CoreCivic Community increased $2.3 million, or 9.5%, from $24.1 million during the three months ended March 31, 2022 to $26.4 million during the three months ended March 31, 2023. CoreCivic Community's facility net operating income decreased $0.2 million, or 4.9%, from $3.9 million during the three months ended March 31, 2022 to $3.7 million during the three months ended March 31, 2023. During the three months ended March 31, 2023, CoreCivic Community generated 3.5% of our total segment net operating income, compared with 3.5% during the three months ended March 31, 2022.

The following table displays the revenue and expenses per compensated man-day for CoreCivic Community's residential reentry facilities placed into service that we own and manage, but exclusive of the electronic monitoring and case management services given that revenue is not generated on a per compensated man-day basis for these services:

	For the Three Months Ended March 31,
	2023	2022
CoreCivic Community Facilities:
Revenue per compensated man-day	$67.68	$64.27
Operating expenses per compensated man-day:
Fixed expense	43.13	39.52
Variable expense	13.38	10.29
Total	56.51	49.81
Operating income per compensated man-day	$11.17	$14.46
Operating margin	16.5%	22.5%
Average compensated occupancy	59.4%	55.0%
Average available beds	4,669	4,869
Average compensated population	2,775	2,679

Similar to our CoreCivic Safety segment, operating margins in our CoreCivic Community segment were negatively impacted during 2023 by increased operating expenses per man-day, which were driven primarily by higher wage rates and increased variable expenses, including most notably recruitment and travel related expenses. The effect of the increased operating expenses was partially offset by an increase in average revenue per compensated man-day during 2023. Average revenue per compensated man-day increased primarily as a result of per diem increases at several of our facilities. Also, like our CoreCivic Safety segment, occupancy in our CoreCivic Community facilities has not yet returned to pre-pandemic occupancy levels due to a variety of factors being evaluated by our government partners, including appropriated funding for non-secure residential contracts. Because facilities in our Community segment are typically smaller in size than those in our Safety segment, occupancy declines have a larger impact on operating margin per compensated man-day. Accordingly, modest changes in occupancy can have a notable impact in our Community segment.

Contributing to the improved average compensated occupancy in the CoreCivic Community segment during 2023 were the sales of our 120-bed Fox Facility and Training Center and our 90-bed Ulster Facility in the first quarter of 2022. During the fourth quarter of 2021, we entered into a Purchase and Sale Agreement for our Fox facility, which was sold in February 2022. In addition, during the fourth quarter of 2021, we entered into a separate Purchase and Sale Agreement for our idled Ulster facility, which was sold in March 2022. The two facilities were located in Denver, Colorado and had recently been under-utilized by Denver County. Also contributing to the improved average compensated occupancy in the CoreCivic Community segment was the sale of an idled residential reentry center in Oklahoma City, Oklahoma in December 2022.

CoreCivic Properties

CoreCivic Properties includes the operating results of the properties we leased to government agencies during each period. Total revenue generated by CoreCivic Properties decreased $0.8 million, or 5.2%, from $14.6 million during the three months ended March 31, 2022 to $13.8 million during the three months ended March 31, 2023. CoreCivic Properties' facility net operating income decreased $0.8 million, or 7.4%, from $11.3 million during the three months ended March 31, 2022 to $10.5 million during the three months ended March 31, 2023. The decreases in total revenue and net operating income were primarily the result of the two actively leased properties we sold in the third quarter of 2022, as further described hereinafter. During the three months ended March 31, 2023, CoreCivic Properties generated 12.0% of our total segment net operating income, compared with 12.2% during the three months ended March 31, 2022.

During July 2022, we sold the Stockton Female Community Corrections Facility and the Long Beach Community Corrections Center, both located in California, generating net sales proceeds of $10.9 million. During our period of ownership in 2022, these two properties generated facility net operating income of $0.6 million, including $0.3 million in the first quarter of 2022. We reported an aggregate net gain on the sale of these two properties of $2.3 million during the third quarter of 2022.

During the third quarter of 2022, we began marketing for sale our Roth Hall Residential Reentry Center and the Walker Hall Residential Reentry Center, both of which are located in Philadelphia, Pennsylvania. A purchase and sale agreement for these two Philadelphia properties was executed in March 2023 and the properties were sold on May 2, 2023, generating net sales proceeds of $5.8 million, which approximated the carrying value of the properties.

December 6, 2022, we received notice from the CDCR of its intent to terminate the lease agreement for our 2,560-bed California City Correctional Center by March 31, 2024, due to the state's declining inmate population. The lease agreement is fully funded through the state of California's current fiscal year ending June 30, 2023. Funding for the lease of the facility for the 2024 fiscal year, beginning July 1, 2023, will be determined in the California legislature in the first half of 2023 as part of the annual budget process. As part of this process, we have engaged with the state of California regarding the continued utilization of the California City facility by the CDCR. However, we can provide no assurance that we will be successful in reaching an agreement for the utilization of the facility beyond June 30, 2023. We have also begun marketing the facility to other potential customers. Rental revenue generated from the CDCR at the California City facility was $8.0 million and $34.0 million for the three and twelve months ended March 31, 2023 and December 31, 2022, respectively. Facility net operating income at this facility was $6.5 million and $27.9 million for the three and twelve months ended March 31, 2023 and December 31, 2022, respectively.

On April 25, 2023, we announced that we received notice from the ODC of its intent to terminate the lease agreement for our 2,400-bed North Fork Correctional Facility upon the lease expiration on June 30, 2023. The ODC was facing the impact of staffing challenges at the North Fork facility that limited the facility's utilization that were exacerbated by the difficult employment market since the beginning of the COVID-19 pandemic. In addition, other privately owned correctional capacity became available to the state of Oklahoma and impacted the competitive landscape for renewal of the lease agreement. Rental revenue generated from the ODC at the North Fork facility was $3.1 million and $12.2 million for the three and twelve months ended March 31, 2023 and December 31, 2022, respectively. Facility net operating income at this facility was $2.3 million and $9.3 million for the three and twelve months ended March 31, 2023 and December 31, 2022, respectively.

General and administrative expenses

For the three months ended March 31, 2023 and 2022, general and administrative expenses totaled $32.7 million and $31.1 million, respectively. General and administrative expenses consist primarily of corporate management salaries and benefits, professional fees, and other administrative expenses. General and administrative expenses increased from the prior year period primarily as a result of an increase in corporate management salaries and benefits, which was largely related to higher incentive-based compensation.

Depreciation and amortization

For the three months ended March 31, 2023 and 2022, depreciation and amortization expense totaled $31.0 million and $32.0 million, respectively. Depreciation and amortization expense decreased primarily as a result of the previously discussed sale of the McRae Correctional Facility in the third quarter of 2022.

Interest expense, net

Interest expense is reported net of interest income and capitalized interest for the three months ended March 31, 2023 and 2022. Gross interest expense, net of capitalized interest, was $22.1 million and $25.4 million for the three months ended March 31, 2023 and 2022, respectively. Gross interest expense was based on outstanding borrowings under our revolving credit facility, our outstanding term loan, our Term Loan B (which we repaid in full in May 2022, as further described hereinafter), our outstanding senior unsecured notes, and our outstanding non-recourse mortgage note, as well as the amortization of loan costs and unused facility fees. Interest expense during 2023 decreased primarily as a result of the $124.1 million repayment of the remaining balance of the Term Loan B during May 2022 and the redemption of the outstanding balance of the 4.625% senior unsecured notes, or the 4.625% Senior Notes, on February 1, 2023, both as further described hereinafter. In addition, the repurchase in the open market of $80.8 million principal amount of senior unsecured notes during 2022 contributed to the decrease in interest expense. The decrease in interest expense was partially offset by an increase in the average outstanding balance on our revolving credit facility as well as the higher variable rate during the first quarter of 2023 on the Bank Credit Facility, defined hereinafter.

On May 12, 2022, we entered into a Third Amended and Restated Credit Agreement, or the Bank Credit Facility, in an aggregate principal amount of $350.0 million, consisting of a $100.0 million term loan, or the Term Loan A, and a $250.0 revolving credit facility, or the Revolving Credit Facility. The Bank Credit Facility replaced the Second Amended and Restated Credit Agreement, or the Previous Bank Credit Facility, which was in an aggregate principal amount of $1.0 billion and consisted of a term loan, or the Previous Term Loan A, with an original principal balance of $200.0 million and a revolving credit facility with a borrowing capacity of $800.0 million.

We benefited from relatively low interest rates on our Previous Bank Credit Facility, which was largely based on the London Interbank Offered Rate, or LIBOR. Based on our total leverage ratio, borrowings under our Previous Bank Credit Facility were at the base rate plus a margin of 0.25% or LIBOR plus a margin of 1.25%, and a commitment fee equal to 0.30% of the unfunded balance of the Previous Bank Credit Facility. Based on our current total leverage ratio, loans under our Bank Credit Facility bear interest at a base rate plus a margin of 2.25% or at the Bloomberg Short-Term Bank Yield Index, or BSBY, rate plus a margin of 3.25%, and a commitment fee equal to 0.45% of the unfunded balance of the Revolving Credit Facility. Although we are exposed to rising interest rates, we have reduced our exposure to rising interest rates by paying down our variable rate debt. The only remaining variable rate debt we have is associated with our Term Loan A and Revolving Credit Facility, which had outstanding balances of $95.0 million and $10.0 million, respectively, as of March 31, 2023.

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

On December 22, 2022, we delivered an irrevocable notice to the holders of the 4.625% Senior Notes that we elected to redeem in full the 4.625% Senior Notes that remained outstanding on February 1, 2023. The 4.625% Senior Notes were redeemed on February 1, 2023 at a redemption price equal to 100% of the principal amount of the outstanding 4.625% Senior Notes, which amounted to $153.8 million, plus accrued and unpaid interest to, but not including, the redemption date. We used a combination of cash on hand and available capacity under our Revolving Credit Facility to fund the redemption. Following the redemption of the 4.625% Senior Notes, we have no debt maturities until 2026.

Gross interest income was $2.9 million and $2.5 million for the three months ended March 31, 2023 and 2022, respectively. Gross interest income is earned on notes receivable, investments, cash and cash equivalents, and restricted cash. Interest income also includes interest income associated with the 20-year finance receivable associated with the Lansing Correctional Facility lease to the Kansas Department of Corrections, which commenced in January 2020, and amounted to $2.1 million and $2.2 million for the three months ended March 31, 2023 and 2022, respectively. Total capitalized interest was $0.2 million during the three months ended March 31, 2022.

Income tax expense

We recorded an income tax expense of $8.1 million and $6.6 million for the three months ended March 31, 2023 and 2022, respectively. Income tax expense for the three months ended March 31, 2023 included an increase to income tax expense of $2.3 million for the revaluation of net deferred tax liabilities associated with a change in our corporate tax structure. During the first quarter of 2023, we completed a reorganization of our tax structure to simplify and more closely align operations and assets of certain of our subsidiaries and to reduce administrative efforts following our conversion from a real estate investment trust to a taxable C-corporation. Income tax expense for the three months ended March 31, 2022 included an income tax expense of $0.6 million associated with the gain on sale of real estate assets.

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

LIQUIDITY AND CAPITAL RESOURCES

Our principal capital requirements are for working capital, capital expenditures, and debt service payments, as well as outstanding commitments and contingencies, as further discussed in the notes to our financial statements. Effective January 1, 2021, we became subject to federal and state income taxes on our taxable income at applicable tax rates, and are no longer entitled to a tax deduction for dividends paid, which were available when we elected REIT status. However, we believe this conversion in corporate tax structure improves our overall credit profile and will lower our overall cost of capital, as we are able to allocate our free cash flow toward the repayment of debt, which may include the purchase of our outstanding debt in open market transactions, privately negotiated transactions or otherwise. Any such debt repurchases will depend upon prevailing market conditions, our liquidity requirements, contractual requirements, applicable securities laws requirements, and other factors. During 2021 and 2022, we repaid $581.2 million of debt, net of the change in cash. Following our first priority of utilizing free cash flow to reduce debt, we expect to allocate a substantial portion of our free cash flow to returning capital to our shareholders, which could include share repurchases and future dividends. Any future dividend is subject to the Board of Directors', or BODs', determinations as to the amount of distributions and the timing thereof, as well as limitations under the Company's debt covenants. We were not able to implement a meaningful share repurchase program under the REIT structure without increasing our debt because a substantial portion of our free cash flow was required to satisfy the distribution requirements under the REIT structure. On May 2, 2022, the BOD approved a share repurchase program to purchase up to $150.0 million of our common stock. On August 2, 2022, the BOD increased the authorization to repurchase under the share repurchase program by up to an additional $75.0 million of our common stock, which resulted in a total aggregate authorized amount to repurchase up to $225.0 million of our common stock. Repurchases of our outstanding common stock will be made in accordance with applicable securities laws and may be made at our discretion based on parameters set by our BOD from time to time in the open market, through privately negotiated transactions, or otherwise. The share repurchase program has no time limit and does not obligate us to purchase any particular amount of our common stock. The authorization for the share repurchase program may be terminated, suspended, increased or decreased by the BOD in its discretion at any time. Through December 31, 2022, we completed the repurchase of 6.6 million shares of our common stock at a total cost of $74.5 million, using cash on hand and cash provided by operations. During the first quarter of 2023, we completed the repurchase of an additional 2.5 million shares of our common stock at a total cost of $24.9 million.

We will also pursue attractive growth opportunities, including new development opportunities in our Properties segment, to meet the need to modernize outdated correctional infrastructure across the country, and explore potential opportunities to expand the scope of non-residential correctional alternatives we provide in our Community segment.

With the extensively aged criminal justice infrastructure in the U.S. today, we believe we can bring real estate and financing solutions to government agencies like we did in connection with the construction of the Lansing Correctional Facility that commenced operations in January 2020. We financed the construction of the Lansing Correctional Facility 100% with project specific financing, requiring no equity commitment from us. We believe we can also provide other real estate solutions to government agencies faced with extensively aged criminal justice infrastructure, including "turn-key" solutions like those we are providing to the state of Arizona in connection with the new contract that commenced during the second quarter of 2022 at our La Palma Correctional Center, as well as real estate only solutions to government agencies that need correctional capacity where they prefer to perform the operations. In addition, in August 2022, we completed the sale of the 1,978-bed McRae Correctional Facility to the Georgia Building Authority in order to update its aged and inefficient public sector correctional infrastructure. Most real estate only solutions would not require material capital expenditures if we have existing capacity. However, in the future we could incur capital expenditures to provide replacement capacity for government agencies that have extensively aged criminal justice infrastructure and are in need of new capacity.

As of March 31, 2023, we had cash on hand of $51.5 million, and $222.6 million available under our Revolving Credit Facility. During the three months ended March 31, 2023 and 2022, we generated $89.8 million and $97.7 million, respectively, in cash through operating activities. We currently expect to be able to meet our cash expenditure requirements for the next year and beyond utilizing cash on hand, cash flows from operations, and availability under our Revolving Credit Facility. As of March 31, 2023, we had no debt maturities until April 2026.

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

Debt

As of March 31, 2023, we had $250.0 million principal amount of unsecured notes outstanding with a fixed stated interest rate of 4.75%, and $614.1 million principal amount of unsecured notes outstanding with a fixed stated interest rate of 8.25%, or collectively, the Senior Notes. In addition, we had $149.2 million outstanding under the Kansas Notes with a fixed stated interest rate of 4.43%, $95.0 million outstanding under our Term Loan A with a variable interest rate of 8.0% and $10.0 million outstanding under our Revolving Credit Facility with a variable interest rate of 7.9%. In addition, we had $17.4 million of letters of credit outstanding under our Revolving Credit Facility at March 31, 2023. As of March 31, 2023, our total weighted average effective interest rate was 7.5%, while our total weighted average maturity was 5.2 years. Following the redemption of the 4.625% Senior Notes, we have no debt maturities until 2026.

Operating Activities

Our net cash provided by operating activities for the three months ended March 31, 2023 was $89.8 million, compared with $97.7 million for the same period in the prior year. Cash provided by operating activities represents the year to date net income plus depreciation and amortization, changes in various components of working capital, and various non-cash charges. The reduction in cash provided by operating activities primarily resulted from a decline in facility net operating income of $5.0 million.

Investing Activities

Our net cash flow provided by investing activities was $10.5 million for the three months ended March 31, 2023 and was primarily attributable to capital expenditures for facility development and expansions of $2.4 million and $6.8 million for facility maintenance and information technology capital expenditures. Our net cash flow used in investing activities was $3.8 million for the three months ended March 31, 2022 and was primarily attributable to capital expenditures for facility development and expansions of $2.9 million and $9.0 million for facility maintenance and information technology capital expenditures, partially offset by $9.3 million in net proceeds from the sale of assets.

Financing Activities

Our net cash flow used in financing activities was $176.3 million for the three months ended March 31, 2023 and was primarily attributable to debt repayments related to the aforementioned $153.8 million redemption of the 4.625% Senior Notes. In addition, our net cash flow used in financing activities was attributable to $2.4 million of scheduled principal repayments under our Term Loan A and our non-recourse mortgage note. Our net cash flow used in financing activities also included $29.8 million for the share repurchase program our BOD authorized during the second quarter of 2022, as well as the purchase and retirement of common stock that was issued in connection with equity-based compensation, and dividend payments on restricted stock units that became vested of $0.1 million. Our net cash flow used in financing activities was partially offset by net borrowings of $10.0 million under our Revolving Credit Facility.

Our net cash flow used in financing activities was $14.1 million for the three months ended March 31, 2022 and was primarily attributable to $7.9 million of scheduled principal repayments under our Previous Term Loan A, Term Loan B, and our non-recourse mortgage notes, $5.1 million for the purchase and retirement of common stock that was issued in connection with equity-based compensation, and dividend payments on restricted stock units that became vested of $0.9 million.

Supplemental Guarantor Information

All of the domestic subsidiaries of CoreCivic (as the parent corporation) that guarantee the Bank Credit Facility have provided full and unconditional guarantees of our Senior Notes. All of CoreCivic's subsidiaries guaranteeing the Senior Notes are 100% owned direct or indirect subsidiaries of CoreCivic, and the subsidiary guarantees are full and unconditional and are joint and several obligations of the guarantors.

As of March 31, 2023, neither CoreCivic nor any of its subsidiary guarantors had any material or significant restrictions on CoreCivic's ability to obtain funds from its subsidiaries by dividend or loan or to transfer assets from such subsidiaries.

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

	March 31, 2023	December 31, 2022
Current assets	$342,344	$415,304
Real estate and related assets	2,359,996	2,384,279
Other assets	198,002	204,606
Total non-current assets	2,557,998	2,588,885
Current liabilities	251,489	345,241
Long-term debt, net	951,129	942,147
Other liabilities	271,109	276,752
Total long-term liabilities	1,222,238	1,218,899

	For the Three Months Ended March 31, 2023	For the Twelve Months Ended December 31, 2022
Revenue	$457,386	$1,844,084
Operating expenses	354,247	1,413,788
Other expenses	63,721	261,898
Total expenses	417,968	1,675,686
Income before income taxes	19,847	162,454
Net income	11,701	119,472

Funds from Operations

Funds From Operations, or FFO, is a widely accepted supplemental non-GAAP measure utilized to evaluate the operating performance of real estate companies. The National Association of Real Estate Investment Trusts, or NAREIT, defines FFO as net income computed in accordance with GAAP, excluding gains or losses from sales of property and extraordinary items, plus depreciation and amortization of real estate and impairment of depreciable real estate and after adjustments for unconsolidated partnerships and joint ventures calculated to reflect funds from operations on the same basis. As a company with extensive real estate holdings, we believe FFO is an important supplemental measure of our operating performance and believe it is frequently used by securities analysts, investors and other interested parties in the evaluation of REITs and other real estate operating companies, many of which present FFO when reporting results.

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

Our reconciliation of net income to FFO and Normalized FFO for the three months ended March 31, 2023 and 2022 is as follows (in thousands):

	For the Three Months Ended March 31,
FUNDS FROM OPERATIONS:	2023	2022
Net income	$12,400	$19,003
Depreciation and amortization of real estate assets	24,171	24,166
Gain on sale of real estate assets, net	—	(2,261)
Income tax expense for special items	—	625
Funds From Operations	36,571	41,533
Income tax expense associated with change in corporate tax structure	2,308	—
Normalized Funds From Operations	$38,879	$41,533

Material Cash Requirements

The following schedule summarizes our contractual cash obligations by the indicated period as of March 31, 2023 (in thousands):

	Payments Due By Year Ended December 31,
	2023 (remainder)	2024	2025	2026	2027	Thereafter	Total
Long-term debt	$9,359	$14,722	$17,698	$698,563	$256,855	$121,159	$1,118,356
Interest on senior and mortgage notes	67,457	68,898	68,654	43,055	17,434	37,418	302,916
Contractual facility developments and other commitments	594	—	—	—	—	—	594
South Texas Family Residential Center	38,742	51,562	51,421	38,460	—	—	180,185
Leases	4,491	4,883	4,741	4,310	3,623	14,869	36,917
Total contractual cash obligations	$120,643	$140,065	$142,514	$784,388	$277,912	$173,446	$1,638,968

The cash obligations in the table above do not include future cash obligations for variable interest expense associated with our Term Loan A or the balance outstanding on our Revolving Credit Facility, if any, as projections would be based on future outstanding balances as well as future variable interest rates, and we are unable to make reliable estimates of either. Certain of our other ongoing construction projects are not currently under contract and thus are not included as a contractual obligation above as we may generally suspend or terminate such projects without substantial penalty. With respect to the South Texas Family Residential Center, the cash obligations included in the table above reflect the full contractual obligations of the lease of the site, excluding contingent payments, even though the lease agreement provides us with the ability to terminate if ICE terminates the amended inter-governmental service agreement associated with the facility.

We had $17.4 million of letters of credit outstanding at March 31, 2023 primarily to support our requirement to repay fees and claims under our self-insured workers' compensation plan in the event we do not repay the fees and claims due in accordance with the terms of the plan, and for a debt service reserve requirement under terms of the Kansas Notes. The letters of credit are renewable annually. We did not have any draws under these outstanding letters of credit during the three months ended March 31, 2023 or 2022.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Our primary market risk exposure is to changes in U.S. interest rates. In an effort to mitigate inflation, the Federal Reserve increased interest rates throughout 2022 and has continued to increase interest rates in 2023. It is anticipated that interest rates will continue to rise in the near term. We are exposed to market risk related to our Bank Credit Facility because the interest rates on these loans are subject to fluctuations in the market. If the interest rate for our outstanding indebtedness under the Bank Credit Facility was 100 basis points higher or lower (but not less than 0%) during the three months ended March 31, 2023, our interest expense, net of amounts capitalized, would have been increased or decreased by $0.3 million.

As of March 31, 2023, we had $614.1 million of senior notes due 2026 with a fixed interest rate of 8.25% and $250.0 million of senior notes due 2027 with a fixed interest rate of 4.75%. We also had $149.2 million outstanding under the Kansas Notes with a fixed interest rate of 4.43%. Because the interest rates with respect to these instruments are fixed, a hypothetical 100 basis point increase or decrease in market interest rates would not have a material impact on our financial statements.

We may, from time to time, invest our cash in a variety of short-term financial instruments. These instruments generally consist of highly liquid investments with original maturities at the date of purchase of three months or less. While these investments are subject to interest rate risk and will decline in value if market interest rates increase, a hypothetical 100 basis point increase or decrease in market interest rates would not materially affect the value of these instruments. See the risk factor discussion captioned "Rising interest rates increase the cost of our variable rate debt" under Part 1, Item 1A of our 2022 Form 10-K for more discussion on interest rate risks that may affect our financial condition.

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

ITEM 1A. RISK FACTORS.

Item 1A of Part 1 of our 2022 Form 10-K includes a detailed discussion of the risk factors that could materially affect our business, financial condition or future prospects. There have been no material changes in our risk factors previously disclosed in the 2022 Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 1, 2023 - January 31, 2023	922,363	$10.84	922,363	$140,463,965
February 1, 2023 - February 28, 2023	10,599	$10.00	10,599	$140,357,980
March 1, 2023 - March 31, 2023	1,578,926	$9.34	1,578,926	$125,603,058
Total	2,511,888	$9.90	2,511,888	$125,603,058

(1) On May 12, 2022, the Company announced that its Board of Directors, or BOD, had approved a share repurchase program to repurchase up to $150.0 million of the Company's common stock. On August 2, 2022, the BOD increased the authorization to repurchase under the share repurchase program by up to an additional $75.0 million of the Company's common stock, which resulted in a total aggregate amount to repurchase up to $225.0 million of the Company's common stock. Repurchases of the Company's outstanding common stock will be made in accordance with applicable securities laws and may be made at the Company's discretion based on parameters set by the BOD from time to time in the open market, through privately negotiated transactions, or otherwise. The share repurchase program has no time limit and does not obligate the Company to purchase any particular amount of its common stock. The authorization for the share repurchase program may be terminated, suspended, increased or decreased by the BOD in its discretion at any time. As of March 31, 2023, the Company had repurchased a total of 9.1 million common shares at an aggregate cost of approximately $99.4 million.

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

101*

The following financial information from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statements of Stockholders' Equity, and (v) the Notes to Consolidated Financial Statements. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

104*	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, formatted in Inline XBRL (included in Exhibit 101).

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CORECIVIC, INC.

Date: May 4, 2023
/s/ Damon T. Hininger
Damon T. Hininger
President and Chief Executive Officer

/s/ David M. Garfinkle
David M. Garfinkle
Executive Vice President, Chief Financial Officer, and Principal Accounting Officer