Form 10-Q
period 2023-09-30
CoreCivic, Inc.
filed 2023-11-07
CIK 1070985

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: SEPTEMBER 30, 2023

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

Indicate the number of shares outstanding of each class of Common Stock as of November 3, 2023:

Shares of Common Stock, $0.01 par value per share: 113,605,141 shares outstanding.

CORECIVIC, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2023

PART I – FINANCIAL INFORMATION

ITEM 1. – FINANCIAL STATEMENTS.

CORECIVIC, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED AND AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

ASSETS	September 30, 2023	December 31, 2022
Cash and cash equivalents	$103,697	$149,401
Restricted cash	14,214	12,764
Accounts receivable, net of credit loss reserve of $7,358 and $8,008, respectively	269,416	312,435
Prepaid expenses and other current assets	32,638	32,134
Assets held for sale	—	6,936
Total current assets	419,965	513,670
Real estate and related assets:
Property and equipment, net of accumulated depreciation of $1,798,675 and $1,716,283, respectively	2,127,800	2,176,098
Other real estate assets	204,096	208,181
Goodwill	4,844	4,844
Other assets	311,903	341,976
Total assets	$3,068,608	$3,244,769
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable and accrued expenses	$290,385	$285,226
Current portion of long-term debt	13,982	165,525
Total current liabilities	304,367	450,751
Long-term debt, net	1,055,588	1,084,858
Deferred revenue	18,869	22,590
Non-current deferred tax liabilities	98,124	99,618
Other liabilities	133,358	154,544
Total liabilities	1,610,306	1,812,361
Commitments and contingencies
Preferred stock – $0.01 par value; 50,000 shares authorized; none issued and outstanding at September 30, 2023 and December 31, 2022, respectively	—	—
Common stock – $0.01 par value; 300,000 shares authorized; 113,605 and 114,988 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	1,136	1,150
Additional paid-in capital	1,792,481	1,807,689
Accumulated deficit	(335,315)	(376,431)
Total stockholders' equity	1,458,302	1,432,408
Total liabilities and stockholders' equity	$3,068,608	$3,244,769

The accompanying notes are an integral part of these consolidated financial statements.

CORECIVIC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED AND AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
REVENUE	$483,705	$464,211	$1,405,389	$1,373,896
EXPENSES:
Operating	377,323	368,194	1,093,868	1,061,823
General and administrative	33,927	30,194	99,218	92,808
Depreciation and amortization	32,526	31,931	95,183	96,218
Shareholder litigation expense	—	—	—	1,900
Asset impairments	2,710	3,513	2,710	3,513
	446,486	433,832	1,290,979	1,256,262
OTHER INCOME (EXPENSE):
Interest expense, net	(17,886)	(20,793)	(55,305)	(65,381)
Expenses associated with debt repayments and refinancing transactions	(100)	(783)	(326)	(7,588)
Gain on sale of real estate assets, net	368	83,828	343	87,149
Other income (expense)	(74)	(71)	(43)	934
INCOME BEFORE INCOME TAXES	19,527	92,560	59,079	132,748
Income tax expense	(5,635)	(24,242)	(17,957)	(34,865)
NET INCOME	$13,892	$68,318	$41,122	$97,883
BASIC EARNINGS PER SHARE	$0.12	$0.59	$0.36	$0.82
DILUTED EARNINGS PER SHARE	$0.12	$0.58	$0.36	$0.82

The accompanying notes are an integral part of these consolidated financial statements.

CORECIVIC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED AND AMOUNTS IN THOUSANDS)

	For the Nine Months Ended September 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$41,122	$97,883
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	95,183	96,218
Asset impairments	2,710	3,513
Amortization of debt issuance costs and other non-cash interest	3,438	4,421
Expenses associated with debt repayments and refinancing transactions	326	7,588
Gain on sale of real estate assets, net	(343)	(87,149)
Deferred income taxes	(1,494)	9,532
Non-cash revenue and other income	(2,087)	(3,155)
Non-cash equity compensation	15,442	11,707
Other expenses and non-cash items	4,839	4,565
Changes in assets and liabilities, net:
Accounts receivable, prepaid expenses and other assets	44,750	(14,963)
Accounts payable, accrued expenses and other liabilities	5,691	(11,971)
Net cash provided by operating activities	209,577	118,189
CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for facility development and expansions	(5,001)	(17,249)
Expenditures for other capital improvements	(39,347)	(33,669)
Net proceeds from sale of assets	6,431	156,169
Increase in other assets	(1,297)	(3,363)
Net cash provided by (used in) investing activities	(39,214)	101,888
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings from credit facility	125,000	100,000
Scheduled principal repayments	(8,637)	(12,664)
Principal repayments of credit facility	(125,000)	—
Other repayments of debt	(174,754)	(332,159)
Payment of debt defeasance, issuance and other refinancing and related costs	(119)	(6,402)
Payment of lease obligations for financing leases	(445)	(432)
Dividends paid on RSUs	(131)	(886)
Purchase and retirement of common stock	(30,531)	(79,080)
Net cash used in financing activities	(214,617)	(331,623)
NET DECREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(44,254)	(111,546)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of period	162,165	310,707
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of period	$117,911	$199,161
NON-CASH INVESTING AND FINANCING ACTIVITIES
Establishment of right of use assets and lease liabilities	$566	$1,610
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest (net of amounts capitalized of $0.8 million in 2022)	$46,809	$50,840
Income taxes paid	$18,475	$25,191

The accompanying notes are an integral part of these consolidated financial statements.

CORECIVIC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

FOR THE QUARTERLY PERIODS DURING 2023

(UNAUDITED AND AMOUNTS IN THOUSANDS)

	Stockholders' Equity
			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Par Value	Capital	Deficit	Equity
Balance as of December 31, 2022	114,988	$1,150	$1,807,689	$(376,431)	$1,432,408
Net income	—	—	—	12,400	12,400
Retirement of common stock	(2,980)	(30)	(29,924)	—	(29,954)
Dividends on RSUs	—	—	—	(6)	(6)
Restricted stock compensation, net of forfeitures	—	—	4,884	—	4,884
Restricted stock grants	1,677	17	(17)	—	—
Balance as of March 31, 2023	113,685	$1,137	$1,782,632	$(364,037)	$1,419,732
Net income	—	—	—	14,830	14,830
Retirement of common stock	(84)	(1)	(698)	—	(699)
Restricted stock compensation, net of forfeitures	—	—	5,273	—	5,273
Restricted stock grants	4	—	—	—	—
Balance as of June 30, 2023	113,605	$1,136	$1,787,207	$(349,207)	$1,439,136
Net income	—	—	—	13,892	13,892
Retirement of common stock	—	—	(11)	—	(11)
Restricted stock compensation, net of forfeitures	—	—	5,285	—	5,285
Balance as of September 30, 2023	113,605	$1,136	$1,792,481	$(335,315)	$1,458,302

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

CORECIVIC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SEPTEMBER 30, 2023

1.
ORGANIZATION AND OPERATIONS

CoreCivic, Inc. (together with its subsidiaries, the "Company" or "CoreCivic") is the nation's largest owner of partnership correctional, detention, and residential reentry facilities and one of the largest prison operators in the United States ("U.S."). Through three segments, CoreCivic Safety, CoreCivic Community, and CoreCivic Properties, the Company provides a broad range of solutions to government partners that serve the public good through corrections and detention management, a network of residential reentry centers to help address America's recidivism crisis, and government real estate solutions. As of September 30, 2023, through its CoreCivic Safety segment, the Company operated 44 correctional and detention facilities, 40 of which the Company owned, with a total design capacity of approximately 66,000 beds. Through its CoreCivic Community segment, the Company owned and operated 23 residential reentry centers with a total design capacity of approximately 5,000 beds. In addition, through its CoreCivic Properties segment, the Company owned 6 properties, with a total design capacity of approximately 9,000 beds, leased to government agencies.

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

CoreCivic currently has two detention facilities that have direct contracts with the USMS. One of the contracts was renewed in September 2023 and now expires in September 2028. The second direct contract with the USMS expires in September 2025. It is too early to predict the outcome of the expiration of the contract scheduled to expire in September 2025, and future developments could occur prior to the scheduled expiration date.

Recent Accounting Pronouncements

Recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants and the SEC applicable to financial statements beginning January 1, 2023 or later did not, or are not expected to, have a material effect on the Company's results of operations or financial position.

Fair Value of Financial Instruments

To meet the reporting requirements of Accounting Standards Codification ("ASC") 825, "Financial Instruments", regarding fair value of financial instruments, CoreCivic calculates the estimated fair value of financial instruments using market interest rates, quoted market prices of similar instruments, or discounted cash flow techniques with observable Level 1 inputs for publicly traded debt and Level 2 inputs for all other financial instruments, as defined in ASC 820, "Fair Value Measurement". At September 30, 2023 and December 31, 2022, there were no material differences between the carrying amounts and the estimated fair values of CoreCivic's financial instruments, other than as follows (in thousands):

	September 30, 2023		December 31, 2022
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Note receivable from Agecroft Prison Management, LTD	$2,766	$3,014	$2,741	$3,076
Debt	$(1,081,131)	$(1,043,254)	$(1,264,522)	$(1,247,201)

3.
GOODWILL

ASU 2017-04, "Intangibles-Goodwill and Other (Topic 350): Simplifying the Test of Goodwill Impairment", establishes accounting and reporting requirements for goodwill and other intangible assets. Goodwill was $4.8 million as of September 30, 2023 and December 31, 2022, all of which was related to the Company's CoreCivic Safety segment.

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

4.
REAL ESTATE TRANSACTIONS

Assets Held For Sale and Dispositions

During the third quarter of 2023, CoreCivic sold a vacant parcel of land generating net sales proceeds of $0.5 million and resulting in a gain on sale of $0.4 million. The gain was reported in the third quarter of 2023.

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

CoreCivic is also marketing for sale an idled residential reentry center in Denver, Colorado with a current carrying value of $1.1 million, which was reported in CoreCivic's Community segment and was classified as held for sale as of December 31, 2022 and March 31, 2023. While CoreCivic is committed to finding alternative uses for the facility, which may include a future sale, the Company concluded in the second quarter of 2023 that the facility no longer meets the requirements to be considered as held for sale.

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

In addition, during the full year 2022, CoreCivic completed the sales of three residential reentry centers in Oklahoma and Colorado and reported in CoreCivic's Community segment, two community corrections facilities leased to government agencies in California and reported in CoreCivic's Properties segment, and two undeveloped parcels of land. The sales of these seven properties generated aggregate net sales proceeds of $27.3 million, resulting in an aggregate net gain on sale of $9.9 million after transaction costs. Pursuant to the agreement to sell the Oklahoma property, in the third quarter of 2022, CoreCivic recognized an impairment charge of $3.5 million associated with the facility, based on its fair value less costs to sell.

Idle Facilities

As of September 30, 2023, CoreCivic had eight idled correctional facilities that are currently available and being actively marketed as solutions to meet the needs of potential customers. The following table summarizes each of the idled facilities and their respective carrying values, excluding equipment and other assets that could generally be transferred and used at other facilities CoreCivic owns without significant cost (dollars in thousands):

		Net Carrying Values
	Design	September 30,	December 31,
Facility	Capacity	2023	2022
Prairie Correctional Facility	1,600	$13,444	$14,165
Huerfano County Correctional Center	752	14,327	14,580
Diamondback Correctional Facility	2,160	34,222	35,587
Marion Adjustment Center	826	10,070	10,326
Kit Carson Correctional Center	1,488	48,091	49,444
West Tennessee Detention Facility	600	18,821	19,581
Midwest Regional Reception Center	1,033	50,277	51,938
North Fork Correctional Facility	2,400	60,754	62,737
	10,859	$250,006	$258,358

As of September 30, 2023, CoreCivic also had one idled non-core facility in its Safety segment containing 240 beds with a net book value of $2.9 million, and two idled facilities in its Community segment, containing an aggregate of 450 beds with an aggregate net book value of $3.4 million.

CoreCivic incurred operating expenses at these idled facilities of approximately $4.3 million and $2.8 million during the period they were idle during the three months ended September 30, 2023 and 2022, respectively, and $9.6 million and $7.4 million during the nine months ended September 30, 2023 and 2022, respectively. The amount for the nine months ended September 30, 2022 excludes $3.5 million of operating expenses incurred at the West Tennessee Detention Facility and the Midwest Regional Reception Center. The West Tennessee facility was idled upon the expiration of a USMS contract on September 30, 2021, and the Midwest Regional Reception Center was idled upon the expiration of a USMS contract on December 31, 2021. CoreCivic retained a certain staffing level at both facilities through the first three months of 2022 in order to quickly respond in the event the Company was able to enter into new contracts with government agencies promptly following the contract expirations. The Company also continued to incur expenses related to transportation services provided by staff at the Midwest Regional Reception Center during the first three months of 2022.

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

On June 14, 2023, the Company announced that it entered into a lease agreement with the ODC for the company-owned 1,670-bed Allen Gamble Correctional Center (formerly known as the Davis Correctional Facility), which, until October 1, 2023, the Company reported in its CoreCivic Safety segment and operated under a management contract with the ODC. The management contract was scheduled to expire on June 30, 2023. However, effective July 1, 2023, the Company entered into a 90-day contract extension for the management contract, after which time, operations of the Allen Gamble facility transferred from CoreCivic to the ODC in accordance with the new lease agreement. The new lease agreement includes a base term that commenced October 1, 2023, with a scheduled expiration date of June 30, 2029, and unlimited two-year renewal options. Upon commencement of the new lease agreement, the Allen Gamble facility will be reported in the Company's CoreCivic Properties segment.

The Company estimated undiscounted cash flows for each facility with an impairment indicator, including the idle facilities described above. The Company's estimated undiscounted cash flows reflect the Company’s most recent expectations around potential utilization and/or sale of the facilities and projected cash flows based on historical cash flows, cash flows of comparable facilities, and recent contract negotiations for utilization, as applicable. The Company concluded that the estimated undiscounted cash flows exceeded carrying values for each facility as of September 30, 2023 and December 31, 2022.

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

5.
DEBT

Debt outstanding as of September 30, 2023 and December 31, 2022 consisted of the following (in thousands):

	September 30,	December 31,
	2023	2022
Revolving Credit Facility maturing May 2026. Interest payable periodically at variable interest rates.	$—	$—
Term Loan A maturing May 2026. Interest payable periodically at variable interest rates. The rate at September 30, 2023 and December 31, 2022 was 8.6% and 7.5%, respectively. Unamortized debt issuance costs amounted to $1.0 million and $1.4 million at September 30, 2023 and December 31, 2022, respectively.	91,250	96,250
4.625% Senior Notes. The 4.625% Senior Notes were redeemed on February 1, 2023, as further described below.	—	153,754
4.75% Senior Notes maturing October 2027. Unamortized debt issuance costs amounted to $1.6 million and $1.9 million at September 30, 2023 and December 31, 2022, respectively.	250,000	250,000
8.25% Senior Notes maturing April 2026. Unamortized debt issuance costs amounted to $6.5 million and $8.7 million at September 30, 2023 and December 31, 2022, respectively.	593,113	614,113
4.43% Lansing Correctional Facility Non-Recourse Mortgage Note maturing January 2040. Unamortized debt issuance costs amounted to $2.7 million and $2.8 million at September 30, 2023 and December 31, 2022, respectively.	146,768	150,405
Total debt	1,081,131	1,264,522
Unamortized debt issuance costs	(12,043)	(14,763)
Net unamortized original issue premium	482	624
Current portion of long-term debt	(13,982)	(165,525)
Long-term debt, net	$1,055,588	$1,084,858

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

Based on CoreCivic's total leverage ratio during the nine months ended September 30, 2023, loans under the Bank Credit Facility bore interest at a base rate plus a margin of 2.25% or at the BSBY rate plus a margin of 3.25%, and a commitment fee equal to 0.45% of the unfunded balance of the Revolving Credit Facility. The Revolving Credit Facility also has a $100.0 million sublimit for the issuance of standby letters of credit. As of September 30, 2023, CoreCivic had no borrowings outstanding under the Revolving Credit Facility. As of September 30, 2023, CoreCivic had $17.4 million in letters of credit outstanding resulting in $232.6 million available under the Revolving Credit Facility. The Term Loan A requires scheduled quarterly principal payments through December 2025, and is pre-payable without penalty. As of September 30, 2023, the outstanding balance of the Term Loan A was $91.3 million.

The Bank Credit Facility requires CoreCivic to meet certain financial covenants, including, without limitation, a total leverage ratio of not more than 4.50 to 1.00 for which the Company may net unrestricted cash and cash equivalents not exceeding $100.0 million when calculating, a secured leverage ratio of not more than 2.50 to 1.00 for which the Company may net unrestricted cash and cash equivalents not exceeding $100.0 million when calculating, and a fixed charge coverage ratio of not less than 1.75 to 1.00. As of September 30, 2023, CoreCivic was in compliance with all such covenants. The Bank Credit Facility is secured by a pledge of all of the capital stock (or other ownership interests) of CoreCivic's domestic restricted subsidiaries, 65% of the capital stock (or other ownership interests) of CoreCivic's "first-tier" foreign subsidiaries, all of the accounts receivable of the Company and its domestic restricted subsidiaries, and substantially all of the deposit accounts of the Company and its domestic restricted subsidiaries. In the event that (a) the consolidated total leverage equals or exceeds 4.00 to 1.00 or (b) the Company incurs certain debt above a specified threshold, each known as a "springing lien" event, certain intangible assets and unencumbered real estate assets that meet a 50% loan-to-value requirement are required to be added as collateral. In addition, the Bank Credit Facility contains certain covenants that, among other things, limit the incurrence of additional indebtedness, payment of dividends and other customary restricted payments, permitted investments, transactions with affiliates, asset sales, mergers and consolidations, liquidations, prepayments and modifications of other indebtedness, liens and other encumbrances and other matters customarily restricted in such agreements. The Bank Credit Facility is subject to certain cross-default provisions with terms of CoreCivic's other unsecured indebtedness and is subject to acceleration upon the occurrence of a change of control.

As further described in Note 11, on October 11, 2023, CoreCivic entered into an amendment and extension of the Bank Credit Facility.

Senior Notes. Interest on the $250.0 million aggregate principal amount of CoreCivic's 4.75% senior notes issued in October 2017 (the "4.75% Senior Notes") accrues at the stated rate and is payable in April and October of each year. The 4.75% Senior Notes are scheduled to mature on October 15, 2027. Interest on the $593.1 million remaining aggregate principal amount of CoreCivic's 8.25% senior notes issued in April and September 2021 with an original principal amount of $675.0 million (the "8.25% Senior Notes") accrues at the stated rate and is payable in April and October of each year. The 8.25% Senior Notes are scheduled to mature on April 15, 2026. During 2022, the Company purchased $60.9 million principal amount of the 8.25% Senior Notes at a weighted average purchase price approximately equal to par through open market purchases. CoreCivic recorded charges of $1.2 million during 2022 primarily for the write-off of a pro-rata portion of the pre-existing loan costs associated with these open market purchases. In the second quarter of 2023, the Company purchased $21.0 million principal amount of the 8.25% Senior Notes at a weighted average purchase price approximately equal to par through open market purchases, reducing the outstanding balance of the 8.25% Senior Notes to $593.1 million as of September 30, 2023. CoreCivic recorded a charge of $0.2 million during the second quarter of 2023 primarily for the write-off of a pro-rata portion of the pre-existing loan costs associated with these open market purchases.

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

Lansing Correctional Facility Non-Recourse Mortgage Note. On April 20, 2018, CoreCivic of Kansas, LLC (the "Issuer"), a wholly-owned unrestricted subsidiary of the Company, priced $159.5 million in aggregate principal amount of non-recourse senior secured notes of the Issuer (the "Kansas Notes"), in a private placement pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended. The Kansas Notes have a yield to maturity of 4.43% and are scheduled to mature in January 2040, 20 years following completion of the project, which occurred in January 2020. Principal and interest on the Kansas Notes are payable in quarterly payments, which began in July 2020 and continue until maturity. CoreCivic may redeem all or part of the Kansas Notes at any time upon written notice of not less than 30 days and not more than 60 days prior to the date fixed for such prepayment, with a "make-whole" amount, together with interest on the Kansas Notes accrued to, but not including, the redemption date. Because the Issuer has been designated as an unrestricted subsidiary of the Company under terms of the Company's Bank Credit Facility, the issuance and service of the Kansas Notes, and the revenues and expenses associated with the facility lease, do not impact the financial covenants associated with the Company's Bank Credit Facility. As of September 30, 2023, the outstanding balance of the Kansas Notes was $146.8 million.

Debt Maturities. Scheduled principal payments as of September 30, 2023 for the remainder of 2023, the next five years, and thereafter were as follows (in thousands):

2023 (remainder)	$3,134
2024	14,722
2025	17,698
2026	667,563
2027	256,855
2028	7,370
Thereafter	113,789
Total debt	$1,081,131

6.
STOCKHOLDERS' EQUITY

Share Repurchase Program

On May 12, 2022, the Board of Directors ("BOD") approved a share repurchase program to repurchase up to $150.0 million of the Company's common stock. On August 2, 2022, the BOD increased the authorization to repurchase under the share repurchase program by up to an additional $75.0 million of the Company's common stock, or a total aggregate authorized amount to repurchase up to $225.0 million of the Company's common stock. Repurchases of the Company's outstanding common stock will be made in accordance with applicable securities laws and may be made at the Company's discretion based on parameters set by the BOD from time to time in the open market, through privately negotiated transactions, or otherwise. The share repurchase program has no time limit and does not obligate the Company to purchase any particular amount of its common stock. The authorization for the share repurchase program may be terminated, suspended, increased or decreased by the BOD in its discretion at any time. During the nine months ended September 30, 2023 and the year ended December 31, 2022, the Company completed the repurchase of 2.6 million and 6.6 million shares, respectively, at a total cost of $25.6 million and $74.5 million, respectively, excluding costs associated with the share repurchase program. The Company has utilized cash on hand and net cash provided by operations to fund the repurchases. The Company did not repurchase any shares during the three months ended September 30, 2023.

Restricted Stock Units

During the first nine months of 2023, CoreCivic issued approximately 2.0 million restricted common stock units ("RSUs") to certain of its employees and non-employee directors, with an aggregate value of $22.3 million, including 1.8 million RSUs to employees and non-employee directors whose compensation is charged to general and administrative expense and 0.2 million RSUs to employees whose compensation is charged to operating expense. During 2022, CoreCivic issued approximately 2.1 million RSUs to certain of its employees and non-employee directors, with an aggregate value of $21.5 million, including 1.9 million RSUs to employees and non-employee directors whose compensation is charged to general and administrative expense and 0.2 million RSUs to employees whose compensation is charged to operating expense.

CoreCivic has established performance-based vesting conditions on a portion of the RSUs awarded to its officers and executive officers that, unless earlier vested under the terms of the agreements, are subject to vesting over a three-year period based upon the satisfaction of certain annual performance criteria. The RSUs awarded to officers and executive officers in 2021, 2022 and 2023 consist of a combination of awards with performance-based conditions and time-based conditions. Unless earlier vested under the terms of the RSU agreements, the RSUs with time-based vesting conditions vest in equal amounts over three years on the later of (i) the anniversary date of the grant or (ii) the delivery of the audited financial statements by the Company's independent registered public accountant for the applicable fiscal year. The RSUs with performance-based vesting conditions are divided into one-third increments, each of which is subject to vesting based upon satisfaction of certain annual performance criteria established at the beginning of the fiscal years ending December 31, 2021, 2022, and 2023 for the 2021 awards, December 31, 2022, 2023, and 2024 for the 2022 awards, and December 31, 2023, 2024, and 2025 for the 2023 awards, and which can be increased up to 150% or decreased to 0% based on performance relative to the annual performance criteria, and further increased or decreased using a modifier of 80% to 120% based on CoreCivic's total shareholder return relative to a peer group. Because the performance criteria for the fiscal years ending December 31, 2024 and 2025 have not yet been established, the values of the third RSU increment of the 2022 awards and of the second and third increments of the 2023 awards for financial reporting purposes will not be determined until such criteria are established. Time-based RSUs issued to other employees, unless earlier vested under the terms of the agreements, generally vest in equal amounts over three years on the later of (i) the anniversary date of the grant or (ii) the delivery of the audited financial statements by the Company's independent registered public accountant for the applicable fiscal year. RSUs issued to non-employee directors generally vest one year from the date of award. As of September 30, 2023, approximately 3.9 million RSUs remained outstanding and subject to vesting.

During the three months ended September 30, 2023, CoreCivic expensed $5.3 million, net of forfeitures, relating to RSUs ($0.4 million of which was recorded in operating expenses and $4.9 million of which was recorded in general and administrative expenses). During the three months ended September 30, 2022, CoreCivic expensed $2.0 million, net of forfeitures, relating to RSUs ($0.3 million of which was recorded in operating expenses and $1.7 million of which was recorded in general and administrative expenses).

During the nine months ended September 30, 2023, CoreCivic expensed $15.4 million, net of forfeitures, relating to RSUs ($1.3 million of which was recorded in operating expenses and $14.1 million of which was recorded in general and administrative expenses). During the nine months ended September 30, 2022, CoreCivic expensed $11.7 million, net of forfeitures, relating to RSUs ($1.1 million of which was recorded in operating expenses and $10.6 million of which was recorded in general and administrative expenses).

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

A reconciliation of the numerator and denominator of the basic earnings per share computation to the numerator and denominator of the diluted earnings per share computation is as follows (in thousands, except per share data):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
NUMERATOR
Basic:
Net income	$13,892	$68,318	$41,122	$97,883
Diluted:
Net income	$13,892	$68,318	$41,122	$97,883
DENOMINATOR
Basic:
Weighted average common shares outstanding	113,605	116,569	113,919	119,282
Diluted:
Weighted average common shares outstanding	113,605	116,569	113,919	119,282
Effect of dilutive securities:
Restricted stock-based awards	802	881	686	774
Weighted average shares and assumed conversions	114,407	117,450	114,605	120,056
BASIC EARNINGS PER SHARE	$0.12	$0.59	$0.36	$0.82
DILUTED EARNINGS PER SHARE	$0.12	$0.58	$0.36	$0.82

Approximately 16,000 and 0.1 million stock options were excluded from the computation of diluted earnings per share for the three and nine months ended September 30, 2022, respectively, because they were anti-dilutive.

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

Since this case was filed, four similar lawsuits have been filed. A second California lawsuit concerning the Otay Mesa facility has been stayed pending the outcome of class proceedings in the first California case discussed above. The Company disputes the allegations in this case and intends to take all necessary steps to vigorously defend itself against all claims. A Maryland case was dismissed on September 27, 2019, and the dismissal was affirmed on appeal. Two suits filed in Georgia and Texas do not allege minimum wage violations. The Texas case was voluntarily dismissed on March 14, 2022. The Georgia case was appealed to the Eleventh Circuit following the District Court's decision not to certify any classes, and the Eleventh Circuit affirmed the District Court's ruling on May 31, 2023. On September 29, 2023, the parties submitted a notice of settlement to the District Court, and finalized the settlement on October 17, 2023, without material liability to the Company.

Due to the stage of the ongoing proceedings, the Company cannot reasonably predict the outcomes, nor can it estimate the amount of loss or range of loss, if any, that may result. As a result, the Company has not recorded an accrual relating to these matters at this time, as losses are not considered probable or reasonably estimable at this stage of these lawsuits.

9.
INCOME TAXES

Income taxes are accounted for under the provisions of ASC 740, "Income Taxes". ASC 740 generally requires CoreCivic to record deferred income taxes for the tax effect of differences between book and tax bases of its assets and liabilities. Deferred income taxes reflect the available net operating losses and the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in the statement of operations in the period that includes the enactment date. Realization of the future tax benefits related to deferred tax assets is dependent on many factors, including CoreCivic's past earnings history, expected future earnings, the character and jurisdiction of such earnings, unsettled circumstances that, if unfavorably resolved, would adversely affect utilization of its deferred tax assets, carryback and carryforward periods, and tax strategies that could potentially enhance the likelihood of realization of a deferred tax asset. CoreCivic recorded an income tax expense of $5.6 million and $24.2 million for the three months ended September 30, 2023 and 2022, respectively. CoreCivic recorded an income tax expense of $18.0 million and $34.9 million for the nine months ended September 30, 2023 and 2022, respectively. The difference between the Company's effective tax rate and the U.S. statutory federal tax rate of 21% is primarily due to the impact of state income taxes. The effective tax rate for the nine months ended September 30, 2023 is higher than the same period in the prior year primarily due to the revaluation of net deferred tax liabilities associated with a change in the Company's corporate tax structure.

The Inflation Reduction Act of 2022 (the "Inflation Reduction Act") was signed into law on August 16, 2022. Among other provisions, such act creates an excise tax of 1% on the fair value of net stock repurchases in excess of share issuances made by publicly traded U.S. corporations, effective for repurchases after December 31, 2022. The impact of this excise tax on the Company’s financial position, and/or liquidity, in future periods, will vary based on the level of net stock repurchases in excess of share issuances made by the Company in a given year. The Company has concluded that the excise tax associated with stock repurchases is properly recognized as a component of equity given that it is a direct cost associated with the repurchase of common stock. The excise tax recognized during the nine months ended September 30, 2023 was estimated to be $0.1 million associated with the repurchase of 2.6 million shares, net of the shares issued for restricted stock plans as permitted by the issuance offset rule under the Inflation Reduction Act.

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

CoreCivic had no liabilities recorded for uncertain tax positions as of September 30, 2023 and December 31, 2022. CoreCivic recognizes interest and penalties related to unrecognized tax positions in income tax expense. CoreCivic does not currently anticipate that the total amount of unrecognized tax positions will significantly change in the next twelve months.

10.
SEGMENT REPORTING

As of September 30, 2023, CoreCivic operated 44 correctional and detention facilities, 40 of which the Company owned. In addition, CoreCivic owned and operated 23 residential reentry centers and owned 6 properties leased to government agencies. Management views CoreCivic's operating results in three operating segments, CoreCivic Safety, CoreCivic Community, and CoreCivic Properties. CoreCivic Safety includes the operating results of those correctional and detention facilities placed into service that were owned, or controlled via a long-term lease, and managed by CoreCivic, as well as those correctional and detention facilities owned by a third party and managed by CoreCivic. CoreCivic Safety also includes the operating results of TransCor America, LLC, a subsidiary of the Company that provides transportation services to governmental agencies. CoreCivic Community includes the operating results of those residential reentry centers placed into service that were owned, or controlled via a long-term lease, and managed by CoreCivic. CoreCivic Community also includes the operating results of the Company's electronic monitoring and case management services. CoreCivic Properties includes the operating results of those properties leased to government agencies. The operating performance of the three segments can be measured based on their net operating income. CoreCivic defines facility net operating income as a facility's revenues less operating expenses.

The revenue and facility net operating income for each of the three segments and a reconciliation to CoreCivic's income before income taxes is as follows for the three and nine months ended September 30, 2023 and 2022 (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue:
Safety	$443,324	$423,186	$1,282,717	$1,253,788
Community	29,791	26,379	84,569	76,269
Properties	10,477	14,587	37,888	43,704
Total segment revenue	483,592	464,152	1,405,174	1,373,761
Operating expenses:
Safety	350,946	342,190	1,015,070	987,472
Community	23,268	22,022	68,888	63,531
Properties	3,067	3,902	9,752	10,561
Total segment operating expenses	377,281	368,114	1,093,710	1,061,564
Facility net operating income:
Safety	92,378	80,996	267,647	266,316
Community	6,523	4,357	15,681	12,738
Properties	7,410	10,685	28,136	33,143
Total facility net operating income	106,311	96,038	311,464	312,197
Other revenue (expense):
Other revenue	113	59	215	135
Other operating expense	(42)	(80)	(158)	(259)
General and administrative	(33,927)	(30,194)	(99,218)	(92,808)
Depreciation and amortization	(32,526)	(31,931)	(95,183)	(96,218)
Shareholder litigation expense	—	—	—	(1,900)
Asset impairments	(2,710)	(3,513)	(2,710)	(3,513)
Interest expense, net	(17,886)	(20,793)	(55,305)	(65,381)
Expenses associated with debt repayments and refinancing transactions	(100)	(783)	(326)	(7,588)
Gain on sale of real estate assets, net	368	83,828	343	87,149
Other income (expense)	(74)	(71)	(43)	934
Income before income taxes	$19,527	$92,560	$59,079	$132,748

The following table summarizes capital expenditures including accrued amounts for the three and nine months ended September 30, 2023 and 2022 (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Capital expenditures:
Safety	$12,665	$14,507	$30,227	$44,253
Community	457	713	1,097	1,393
Properties	579	1,100	1,122	2,294
Corporate and other	3,864	1,735	7,797	4,208
Total capital expenditures	$17,565	$18,055	$40,243	$52,148

The total assets are as follows (in thousands):

	September 30, 2023	December 31, 2022
Assets:
Safety	$2,322,801	$2,433,126
Community	213,977	216,303
Properties	346,481	362,908
Corporate and other	185,349	232,432
Total assets	$3,068,608	$3,244,769

11.
SUBSEQUENT EVENTS

On October 11, 2023, CoreCivic entered into a Fourth Amended and Restated Credit Agreement ("the New Bank Credit Facility") that, among other things, increased the available borrowings under the Revolving Credit Facility from $250.0 million to $275.0 million and increased the size of the Term Loan A from an initial balance of $100.0 million to $125.0 million, extended the maturity date to October 11, 2028 and made conforming changes to replace the BSBY index with the Secured Overnight Financing Rate ("SOFR"). Financial covenants were modified to remove the $100.0 million limit of netting unrestricted cash and cash equivalents when calculating the consolidated total leverage ratio and the consolidated secured leverage ratio. Further, the consolidated total leverage ratio resulting in a "springing lien" event was increased from 4.00 to 1.00 to 4.25 to 1.00. At the closing of the New Bank Credit Facility, CoreCivic received approximately $33.8 million of net borrowings before transaction costs as a result of the increased size of the Term Loan A, and the Revolving Credit Facility remains undrawn, except for $17.4 million in outstanding letters of credit.

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
•
government budget uncertainty, the impact of the debt ceiling and the potential for government shutdowns and changing funding priorities;
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

We are the nation's largest owner of partnership correctional, detention, and residential reentry facilities and one of the largest prison operators in the United States. As of September 30, 2023, through our CoreCivic Safety segment, we operated 44 correctional and detention facilities, 40 of which we owned, with a total design capacity of approximately 66,000 beds. Through our CoreCivic Community segment, we owned and operated 23 residential reentry centers with a total design capacity of approximately 5,000 beds. In addition, through our CoreCivic Properties segment, we owned 6 properties, with a total design capacity of approximately 9,000 beds, leased to government agencies.

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

On January 26, 2021, President Biden issued the Executive Order on Reforming Our Incarceration System to Eliminate the Use of Privately Operated Criminal Detention Facilities, or the Private Prison EO. The Private Prison EO directs the Attorney General to not renew DOJ contracts with privately operated criminal detention facilities. Two agencies of the DOJ, the BOP and the USMS, utilize our services. The BOP houses inmates who have been convicted, and the USMS is generally responsible for detainees who are awaiting trial. The BOP has experienced a steady decline in inmate populations over the last decade, a trend that was accelerated by the COVID-19 pandemic. Our remaining prison contract with the BOP at the 1,978-bed McRae Correctional Facility expired on November 30, 2022 and was not renewed. This contract accounted for 2% ($37.8 million) of our total revenue for the twelve months ended December 31, 2022. We completed the sale of the McRae facility in August 2022 to the Georgia Building Authority, and entered into an agreement to lease the facility through November 2022 to allow us to fulfill our obligations to the BOP. The Private Prison EO only applies to agencies that are part of the DOJ, which includes the BOP and USMS. U.S. Immigration and Customs Enforcement, or ICE, facilities are not covered by the Private Prison EO, as ICE is an agency of the Department of Homeland Security, or DHS, not the DOJ. For the nine months ended September 30, 2023, USMS and ICE accounted for 21% ($298.6 million) and 29% ($412.0 million), respectively, of our total revenue. For the year ended December 31, 2022, USMS and ICE accounted for 22% ($403.9 million) and 29% ($527.3 million), respectively, of our total revenue.

Unlike the BOP, the USMS does not own detention capacity and relies on the private sector, along with various government agencies, for its detainee population. We currently have two detention facilities that have direct contracts with the USMS. One of the contracts was renewed in September 2023, and now expires in September 2028. The second direct contract expires in September 2025. It is too early to predict the outcome of the expiration of the contract scheduled to expire in September 2025, and future developments could occur prior to the scheduled expiration date.

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

We believe the long-term growth opportunities of our business remain attractive as government agencies consider their emergent needs, as well as the efficiency and offender programming opportunities we provide as flexible solutions to satisfy our partners' needs. We have also been in discussions with several state and county government agencies that have experienced challenges in staffing their public-sector facilities and are seeking solutions from the private sector. Further, several of our existing government partners, as well as prospective government partners, have been experiencing growth in offender populations and overcrowded conditions, as well as an increase in violent crime. Governments are continuing to assess their need for correctional space, and several are continuing to consider alternative correctional capacity for their aged or inefficient infrastructure, or are seeking cost savings by utilizing the private sector, which could result in increased future demand for the solutions we provide. For example, on September 25, 2023, we announced that we signed a new management contract with Hinds County, Mississippi for the housing of up to 250 adult male pre-trial detainees at our 2,672-bed Tallahatchie County Correctional Facility in Tutwiler, Mississippi. The initial contract term is for two years, which may be extended for an additional year upon mutual agreement. In addition to the recent contract with Hinds County, we currently care for residents from the USMS, Vermont, South Carolina, the U.S. Virgin Islands, and Tallahatchie County at the Tallahatchie facility, which demonstrates the flexible solutions that we provide. On October 11, 2023, we were notified by the state of Montana of its intent to award us a new management contract for up to 120 inmates at our 1,896-bed Saguaro Correctional Facility in Eloy, Arizona. We expect to execute the contract in the short-term and begin accepting residents from Montana later in the fourth quarter of 2023. In December 2021, the state of Arizona awarded us a new contract for up to 2,706 inmates at our 3,060-bed La Palma Correctional Center in Arizona, which commenced in April 2022. We are not aware of a larger prison contract awarded to the private sector by any state in over a decade. In August 2022, we completed the sale of the 1,978-bed McRae Correctional Facility to the Georgia Building Authority in order to update its aged and inefficient public sector correctional infrastructure. We had a management contract with the BOP at this facility, which expired on November 30, 2022. In connection with the sale, we entered into an agreement to lease the McRae facility from the Georgia Building Authority through November 30, 2022 to allow us to fulfill our obligations to the BOP. The BOP transferred the BOP inmates to alternative federal capacity prior to expiration of the contract, and the McRae Correctional Facility converted to a facility owned and operated by the State of Georgia upon the termination of our lease with the Georgia Building Authority. Competing budget priorities often impede our customers' ability to construct new prison beds of their own or update their older facilities, which we believe could result in further demand for private sector prison capacity solutions in the long-term.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The consolidated financial statements in this Quarterly Report are prepared in conformity with U.S. generally accepted accounting principles, or GAAP. As such, we are required to make certain estimates, judgments, and assumptions that we believe are reasonable based upon the information available which, by their nature, are subject to an inherent degree of uncertainty. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. There can be no assurance that actual results will not differ from our estimates. A summary of our significant accounting policies is described in our 2022 Form 10-K. The significant accounting policies and estimates which we believe are the most critical to aid in fully understanding and evaluating our reported financial results include those related to idle facilities and asset impairments, self-funded insurance reserves, and legal reserves. For a discussion of our critical accounting policies and estimates, please refer to Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Notes to Consolidated Financial Statements" presented in our 2022 Form 10-K. There were no newly identified critical accounting policies during the first nine months of 2023, nor were there any material changes to the critical accounting policies and estimates discussed in our 2022 Form 10-K.

RESULTS OF OPERATIONS

Our results of operations are impacted by the number of correctional and detention facilities we operated, including 40 we owned and four owned by our government partners (CoreCivic Safety), the number of residential reentry centers we owned and operated (CoreCivic Community), and the number of facilities we leased to government agencies (CoreCivic Properties). The following table sets forth the changes in the number of facilities in each segment of our portfolio for the periods presented:

	Effective	CoreCivic
	Date	Safety	Community	Properties	Total
Facilities as of December 31, 2021		46	26	10	82
Expiration of a managed-only contract in Indiana	January 2022	(1)	—	—	(1)
Sale of a residential reentry facility in Colorado	February 2022	—	(1)	—	(1)
Sale of a residential reentry facility in Colorado	March 2022	—	(1)	—	(1)
Sale of two leased community corrections facilities in California	July 2022	—	—	(2)	(2)
Sale and subsequent termination of the contract and lease of the McRae Correctional Facility in Georgia	Aug/Nov 2022	(1)	—	—	(1)
Sale of an idled residential reentry facility in Oklahoma	December 2022	—	(1)	—	(1)
Facilities as of December 31, 2022		44	23	8	75
Sale of two leased community corrections facilities in Pennsylvania	May 2023	—	—	(2)	(2)
Facilities as of September 30, 2023		44	23	6	73

Three and Nine Months Ended September 30, 2023 Compared to the Three and Nine Months Ended September 30, 2022

Net income was $13.9 million, or $0.12 per diluted share, for the three months ended September 30, 2023, compared with net income of $68.3 million, or $0.58 per diluted share, for the three months ended September 30, 2022. Net income was $41.1 million, or $0.36 per diluted share, for the nine months ended September 30, 2023, compared with net income of $97.9 million, or $0.82 per diluted share, for the nine months ended September 30, 2022. Financial results for the three and nine months ended September 30, 2023 reflect a $0.4 million gain on the sale of real estate assets and $2.7 million of asset impairments. Financial results for the three and nine months ended September 30, 2023 also reflect $0.1 million and $0.3 million, respectively, of expenses associated with debt repayments and refinancing transactions. Financial results for the three months ended September 30, 2022 reflect an $83.8 million gain on the sale of real estate assets, $0.8 million of expenses associated with debt repayments and refinancing transactions, as well as $3.5 million of asset impairments. Financial results for the nine months ended September 30, 2022 reflect an $87.1 million gain on the sale of real estate assets, $7.6 million of expenses associated with debt repayments and refinancing transactions, $3.5 million of asset impairments, and $1.9 million of expenses associated with shareholder litigation. For the three months ended September 30, 2023 and 2022, income tax expense reflects a net benefit of $0.7 million and a net charge of $21.0 million, respectively, associated with the aforementioned special items. For the nine months ended September 30, 2023 and 2022, income tax expense reflects a net expense of $0.1 million and $19.5 million, respectively, associated with these special items and a change in our corporate tax structure in 2023.

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

For the three and nine months ended September 30, 2023 and 2022, our total segment net operating income, which we define as facility revenue (including interest income associated with finance leases) less operating expenses, was divided among our three business segments as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Segment:
Safety	85.2%	82.5%	84.2%	83.5%
Community	6.0%	4.4%	4.9%	4.0%
Properties	8.8%	13.1%	10.9%	12.5%

Facility Operations

A key performance indicator we use to measure the revenue and expenses associated with the operation of the correctional, detention, and residential reentry facilities we own or manage is expressed in terms of a compensated man-day, which represents the revenue we generate and expenses we incur for one offender for one calendar day. Revenue and expenses per compensated man-day are computed by dividing facility revenue and expenses by the total number of compensated man-days during the period. A compensated man-day represents a calendar day for which we are paid for the occupancy of an offender. We believe the measurement is useful because we are compensated for operating and managing facilities at an offender per diem rate based upon actual or minimum guaranteed occupancy levels. We also measure our costs on a per compensated man-day basis, which is largely dependent upon the number of offenders we accommodate. Further, per compensated man-day measurements are also used to estimate our potential profitability based on certain occupancy levels relative to design capacity. Revenue and expenses per compensated man-day for all of the correctional, detention, and residential reentry facilities placed into service that we owned or managed, exclusive of those held for lease, and for TransCor were as follows for the three and nine months ended September 30, 2023 and 2022:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue per compensated man-day	$98.66	$93.20	$97.52	$92.86
Operating expenses per compensated man-day:
Fixed expense	56.37	53.10	55.47	51.62
Variable expense	21.30	22.18	21.54	21.47
Total	77.67	75.28	77.01	73.09
Operating income per compensated man-day	$20.99	$17.92	$20.51	$19.77
Operating margin	21.3%	19.2%	21.0%	21.3%
Average compensated occupancy	72.0%	70.1%	70.8%	70.1%
Average available beds	71,068	73,246	71,068	73,363
Average compensated population	51,138	51,355	50,308	51,404

Revenue

Total revenue consists of management revenue we generate through CoreCivic Safety and CoreCivic Community in the operation of correctional, detention, and residential reentry facilities, as well as the revenue we generate from TransCor and our electronic monitoring and case management services. Total revenue also consists of lease revenue we generate through CoreCivic Properties from facilities we lease to third-party operators. The following table reflects the components of revenue for the three and nine months ended September 30, 2023 and 2022 (in millions):

	For the Three Months Ended September 30,
	2023	2022	$ Change	% Change
Management revenue:
Federal	$251.9	$248.4	$3.5	1.4%
State	192.2	172.1	20.1	11.7%
Local	8.8	9.0	(0.2)	(2.2%)
Other	20.2	20.1	0.1	0.5%
Total management revenue	473.1	449.6	23.5	5.2%
Lease revenue	10.5	14.6	(4.1)	(28.1%)
Other revenue	0.1	—	0.1	100.0%
Total revenue	$483.7	$464.2	$19.5	4.2%

	For the Nine Months Ended September 30,
	2023	2022	$ Change	% Change
Management revenue:
Federal	$731.8	$748.3	$(16.5)	(2.2%)
State	551.5	488.7	62.8	12.9%
Local	25.8	26.3	(0.5)	(1.9%)
Other	58.2	66.8	(8.6)	(12.9%)
Total management revenue	1,367.3	1,330.1	37.2	2.8%
Lease revenue	37.9	43.7	(5.8)	(13.3%)
Other revenue	0.2	0.1	0.1	100.0%
Total revenue	$1,405.4	$1,373.9	$31.5	2.3%

The $23.5 million, or 5.2%, increase in total management revenue for the three months ended September 30, 2023 as compared with the same period in 2022 was primarily a result of an increase in revenue of approximately $25.6 million driven primarily by an increase of 5.9% in average revenue per compensated man-day. The $37.2 million, or 2.8%, increase in total management revenue for the nine months ended September 30, 2023 as compared with the same period in 2022 was primarily a result of an increase in revenue of $64.0 million driven primarily by an increase of 5.0% in average revenue per compensated man-day. The increase in management revenue in both the three- and nine-month periods was partially offset by a decrease in revenue of $1.9 million and $27.8 million, respectively, driven primarily by a decrease in average daily compensated population from 2022 to 2023, as discussed further hereinafter. The increase in average revenue per compensated man-day in both periods primarily resulted from the effect of per diem increases at several of our facilities. We believe the impact of these per diem increases will provide further benefit to our operating margins as residential populations continue to recover from the impact of COVID-19 and will help offset the wage and employee benefit increases we have been incurring, as further discussed hereinafter. Revenue generated from our electronic monitoring and case management services during the three months ended September 30, 2023 decreased $0.2 million (from $9.2 million during the three months ended September 30, 2022 to $9.0 million during the three months ended September 30, 2023). Revenue generated from our electronic monitoring and case management services during the nine months ended September 30, 2023 increased $1.0 million (from $26.9 million during the nine months ended September 30, 2022 to $27.9 million during the nine months ended September 30, 2023).

Average daily compensated population decreased 217, or 0.4%, to 51,138 during the three months ended September 30, 2023 compared to 51,355 during the three months ended September 30, 2022. Average daily compensated population decreased 1,096, or 2.1%, to 50,308 during the nine months ended September 30, 2023 compared to 51,404 during the nine months ended September 30, 2022. The decrease in average daily compensated population in both periods was primarily a result of the contract expiration at the 1,978-bed McRae Correctional Facility effective November 30, 2022, as further described hereinafter. The decrease in average daily compensated population in both periods was partially offset by an increase in average population at our 3,060-bed La Palma Correctional Center, which was a result of a new management contract from the state of Arizona, and by an increase in occupancy at facilities where ICE is our federal partner, both as further discussed hereinafter.

The solutions we provide to our federal customers, including primarily ICE and the USMS, continue to be a significant component of our business. The federal customers in our Safety and Community segments generated approximately 52% and 54% of our total revenue for the three months ended September 30, 2023 and 2022, respectively, increasing $3.5 million, or 1.4%, during the three months ended September 30, 2023 as compared with the same period in 2022. The federal customers in our Safety and Community segments generated approximately 52% and 54% of our total revenue for the nine months ended September 30, 2023 and 2022, respectively, decreasing $16.5 million, or 2.2%, during the nine months ended September 30, 2023 as compared with the same period in 2022. As further described hereinafter, the increase in federal revenue during the three-month period was primarily a result of increased occupancy and the impact of per diem increases at certain facilities. The increase in federal revenue during the three-month period was partially offset by the expiration of the contract with the BOP at the McRae Correctional Facility, which resulted in a reduction in federal revenue of $10.3 million (2.1% of our total revenue) during the three months ended September 30, 2023 from the three months ended September 30, 2022, and as a result of the transition at our La Palma facility from an ICE population to the state of Arizona throughout 2022, as further described hereinafter. The decrease in federal revenue during the nine-month period was also a result of the expiration of the contract with the BOP at the McRae facility, which resulted in a reduction in federal revenue of $31.0 million (2.2% of our total revenue) during the nine months ended September 30, 2023 from the nine months ended September 30, 2022, and as a result of the transition at our La Palma facility. The decrease in federal revenue during the nine-month period was partially offset by the impact of increased occupancy and per diem increases at certain facilities.

The decision near the end of the first quarter of 2020 by the federal government to deny entry at the United States southern border to asylum-seekers and anyone crossing the southern border without proper documentation or authority in an effort to contain the spread of COVID-19, a policy known as Title 42, resulted in a reduction in people being apprehended and detained by ICE. The financial impact was somewhat mitigated by fixed monthly payments from ICE at certain of our facilities, to ensure ICE has adequate bed capacity in the event of a surge in the future. Based on COVID-19 trends, the Department of Health and Human Services allowed Title 42 to expire on May 11, 2023, which has resulted in an increase in the number of undocumented people permitted to enter the United States claiming asylum, and has resulted in an increase in the number of people apprehended and detained by ICE. Due to fixed payments under many of our federal contracts, the increase in residential populations does not result in a proportionate increase in our financial results at such facilities until populations clear the fixed payment levels for certain bed capacity. Residential populations under certain of our federal contracts cleared the minimum compensated bed total associated with fixed payments during the third quarter of 2023. During 2022, revenue from ICE was $527.3 million compared to $579.5 million during 2019, prior to the implementation of Title 42. During the three and nine months ended September 30, 2023, revenue from ICE was $144.6 million and $412.0 million, respectively, compared to $129.7 million and $398.0 million, respectively, during the three and nine months ended September 30, 2022. Revenue from ICE during the three- and nine-month periods ended September 30, 2023 increased at facilities other than our La Palma facility by $21.2 million and $47.2 million, respectively, from the comparable periods in 2022 due to increased occupancy and the impact of per diem increases at certain facilities. During the three and nine months ended September 30, 2022, revenue from ICE at our La Palma facility was $6.2 million and $33.2 million, respectively. This facility was transitioned from an ICE population to a population from the state of Arizona throughout 2022, with the offender intake process being substantially completed during the fourth quarter of 2022.

State revenues from contracts at correctional, detention, and residential reentry facilities that we operate increased $20.1 million, or 11.7%, from the third quarter of 2022 to the third quarter of 2023. State revenues increased $62.8 million, or 12.9%, from the nine months ended September 30, 2022 to the comparable period in 2023. State revenues increased in both periods primarily as a result of the new management contract with the state of Arizona at our 3,060-bed La Palma Correctional Center for up to 2,706 inmates, as the state transferred inmate populations from public sector facilities into our La Palma facility. We began receiving inmates from the state of Arizona in April 2022 and as of September 30, 2023, we cared for approximately 2,200 inmates from the state of Arizona at this facility. State revenue at the La Palma facility increased $11.2 million and $45.5 million during the three and nine months ended September 30, 2023, compared with the same periods in the prior year. State revenues also increased as a result of per diem increases under a number of our state contracts, as many of our state partners have recognized the need to provide additional funding to address increases in the wages of our employees.

Local revenues from contracts at correctional, detention, and residential reentry facilities that we operate decreased $0.2 million, or 2.2%, from the third quarter of 2022 to the third quarter of 2023. Local revenues decreased $0.5 million, or 1.9%, from the nine months ended September 30, 2022 to the nine months ended September 30, 2023.

The $4.1 million, or 28.1%, decrease in lease revenue from the third quarter of 2022 to the third quarter of 2023, and the $5.8 million, or 13.3%, decrease in lease revenue from the nine months ended September 30, 2022 to the comparable period in 2023 primarily resulted from the termination of the lease at our North Fork Correctional Facility effective June 30, 2023, as further described hereinafter.

Operating Expenses

Operating expenses totaled $377.3 million and $368.2 million for the three months ended September 30, 2023 and 2022, respectively, while operating expenses for the nine months ended September 30, 2023 and 2022 totaled $1,093.9 million and $1,061.8 million, respectively. Operating expenses consist of those expenses incurred in the operation and management of correctional, detention, and residential reentry facilities, as well as those expenses incurred in the operations of TransCor and our electronic monitoring and case management services. Operating expenses also consist of those expenses incurred in the operation of facilities we lease to third-party operators.

Operating expenses incurred by CoreCivic Safety and CoreCivic Community in connection with the operation and management of our correctional, detention, and residential reentry facilities, as well as those incurred in the operations of TransCor and our electronic monitoring and case management services, increased $10.0 million, or 2.7%, during the third quarter of 2023 when compared with the same period in 2022. Expenses incurred by these segments increased $33.0 million, or 3.1%, during the nine months ended September 30, 2023, when compared to the same period in 2022. Operating expenses increased primarily as a result of wage increases resulting from labor shortages and wage pressures, as further described hereinafter. We achieved higher staffing levels during the first nine months of 2023 when compared to the same period in the prior year, and correspondingly, we were able to reduce our use of temporary incentives by $2.6 million and $8.3 million during the three- and nine-month periods of 2023, respectively, as we began to see improvement in our attraction and retention of facility staff in this challenging labor market. We believe these investments in staffing have positioned us to manage the increased number of residents we have begun to experience now that the remaining occupancy restrictions caused by the COVID-19 pandemic, most notably Title 42, have been removed. We have continued to invest in staffing resources during 2023, which has resulted in additional compensation and incremental expenses, and we expect to continue to invest in staffing resources in future quarters, which may result in additional compensation and incremental expenses. The benefits of our investments in staffing may not be realized immediately or at all. As the labor market improves and labor shortages and wage pressures are alleviated, which we believe will take some additional time, we expect to further reduce our reliance on these temporary incentives. Additionally, operating expenses increased as a result of expenses incurred at our La Palma Correctional Center as utilization of the facility increased under the new contract with the state of Arizona while we contended with a challenging labor market. The increase in operating expenses during the three months ended September 30, 2023 was also a result of less favorable claims experience in our self-insured employee medical and workers compensation plans when compared to the same period in the prior year. The increase in operating expenses in both the three- and nine-month periods was partially offset by the contract expiration at the 1,978-bed McRae Correctional Facility effective November 30, 2022. During the nine months ended September 30, 2023, we had more favorable claims experience in our self-insured employee medical and workers compensation plans when compared to the same period in the prior year, which also contributed to the partial offset in operating expenses during the nine-month period of 2023.

Total expenses per compensated man-day increased to $77.67 during the three months ended September 30, 2023 from $75.28 during the three months ended September 30, 2022, and increased to $77.01 during the nine months ended September 30, 2023 from $73.09 during the same period in the prior year. We have experienced labor shortages and wage pressures in many markets across the country, and have provided customary inflationary wage increases to remain competitive. Recruiting has been particularly challenging since the start of the pandemic due to the front-line nature of the services we provide and the shortage of nursing staff across the country intensified as a result of the COVID-19 pandemic and the challenging labor market. The challenges of recruiting and retaining staff, including nursing, has been and could continue to be exacerbated by the current labor market. Further, we have incurred incremental expenses to help ensure sufficient staffing levels under unique and challenging working conditions. While, as mentioned in the preceding paragraph, we were able to reduce the use of these temporary incentives by $2.6 million and $8.3 million during the three and nine months ended September 30, 2023, respectively, when compared to the same periods in the prior year, we expect to continue to incur a certain level of incremental expenses in future quarters. Incremental expenses include, but may not be limited to, incentive payments to our front-line and field staff, temporary employee housing expenses and other travel related reimbursements, additional paid time off, off-cycle wage increases in certain markets to remain competitive, and registry nursing expenses. These incremental investments have enabled us to increase overall staffing levels, as described in the previous paragraph, contributing to the increase in total expenses per compensated man-day.

We continually monitor compensation levels very closely along with overall economic conditions and will adjust wage levels necessary to help ensure the long-term success of our business. Further, we continually evaluate the structure of our employee benefits package and training programs to ensure we are better able to attract and retain our employees. Salaries and benefits represent the most significant component of our operating expenses, representing approximately 60% and 58% of our total operating expenses during the nine months ended September 30, 2023 and 2022, respectively. As previously mentioned herein, recruiting and retaining staff has been particularly challenging for us and for the corrections and detention industry as a whole. An inability to attract and retain sufficient personnel could prevent us from caring for additional residential populations for government agencies in need of additional capacity due to an increase in inmate populations or an inability to adequately staff their facilities. An inability to attract and retain sufficient personnel in our existing facilities could also cause our government partners to assess liquidated damages, reduce our residential populations, or in extreme circumstances, cancel our contracts. We have also been subjected to staff vacancy deductions as a result of the labor shortages, which are reflected as reductions to other management revenue. Estimating vacancy deduction amounts can be complex and subject to management judgment and estimations. Some of our government partners have granted waivers for vacancy deductions in recognition of the unique and challenging labor market, while others have discretionarily adjusted such deductions based on our extraordinary costs, efforts and incentive programs implemented to attract and retain staff.

Variable expenses per compensated man-day decreased to $21.30 during the three months ended September 30, 2023, from $22.18 during the same period in the prior year, or 4.0%, and increased to $21.54 during the nine months ended September 30, 2023 from $21.47 during the same period in the prior year, or 0.3%. The decrease in variable expenses per compensated man-day during the three-month period was primarily a result of the decrease in registry nursing expense and, to a lesser degree, recruiting expenses, as further described hereinafter. In addition to a high inflation rate applicable to all of our variable expenses, the increase in variable expenses per compensated man-day during the nine-month period also resulted from increases in recruiting expenses, as well as travel expenses as we supported our staff who are temporarily deployed across the Company to help address the labor shortages we are experiencing in certain regions, most notably at our La Palma facility in Arizona. While recruiting expenses began to stabilize during the three-month period ended September 30, 2023, decreasing $0.5 million, or $0.10 per compensated man-day when compared with the same period in 2022, recruiting expenses increased $3.2 million, or $0.25 per compensated man-day, during the nine-month period ended September 30, 2023 when compared with the same period in 2022. Travel expenses increased $0.3 million, or $0.06 per compensated man-day during the three-month period, and increased $2.7 million, or $0.23 per compensated man-day, during the nine-month period ended September 30, 2023 when compared with the same periods in 2022. While the shortage of nursing staff across the country continues to be challenging, we experienced a decrease in registry nursing expenses of $5.6 million, or $1.18 per compensated man-day, and $16.2 million, or $1.14 per compensated man-day, during the three- and nine-month periods ended September 30, 2023, respectively, when compared with the same periods in 2022. As previously mentioned, we have begun to see improvement in our recruiting and retention of facility staff, including nursing staff, as we have made investments in higher wages and increased our use of part-time positions, which helped us achieve higher staffing levels. The hiring environment for these positions has also improved.

Operating expenses incurred by CoreCivic Properties in connection with facilities we lease to third-party operators decreased $0.8 million, or 21.4%, and $0.8 million, or 7.7%, during the three and nine months ended September 30, 2023 when compared with the same periods in 2022. The reduction was primarily attributable to a decrease in utilities expense at our California City Correctional Center due to a reduction in inmate populations.

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

Additionally, on January 26, 2021, President Biden issued the Private Prison EO. The Private Prison EO directs the Attorney General to not renew DOJ contracts with privately operated criminal detention facilities. The USMS, which is generally responsible for detainees who are awaiting trial, is an agency of the DOJ that utilizes our facilities and services. Another agency of the DOJ, the BOP, houses inmates who have been convicted, has experienced a steady decline in inmate populations over the last decade, a trend that was accelerated by the COVID-19 pandemic. Our remaining prison contract with the BOP at the 1,978-bed McRae Correctional Facility expired on November 30, 2022 and was not renewed. This contract accounted for 2% ($37.8 million) of our total revenue for the twelve months ended December 31, 2022. We completed the sale of the McRae facility in August 2022 to the Georgia Building Authority, and entered into an agreement to lease the facility through November 2022 to allow us to fulfill our obligations to the BOP. ICE, another federal agency that utilizes our facilities and services, is not covered by the Private Prison EO, as ICE is an agency of the Department of Homeland Security, or DHS, not the DOJ. For the nine months ended September 30, 2023, USMS and ICE accounted for 21% ($298.6 million) and 29% ($412.0 million), respectively, of our total revenue. For the year ended December 31, 2022, USMS and ICE accounted for 22% ($403.9 million) and 29% ($527.3 million), respectively, of our total revenue.

Unlike the BOP, the USMS does not own detention capacity and relies on the private sector, along with various government agencies, for its detainee population. We currently have two detention facilities that have direct contracts with the USMS. One of the contracts was renewed in September 2023, and now expires in September 2028. The second direct contract expires in September 2025. It is too early to predict the outcome of the expiration of the contract scheduled to expire in September 2025, and future developments could occur prior to the scheduled expiration date.

On December 6, 2022, we received notice from the California Department of Corrections and Rehabilitation, or CDCR, of its intent to terminate the lease agreement for our 2,560-bed California City Correctional Center by March 31, 2024, due to the state's declining inmate population. As part of its annual budget process for the fiscal year ending June 30, 2024, the California legislature approved funding for the lease through March 31, 2024. We have engaged with the state of California regarding the continued utilization of our California City facility by the CDCR. However, we can provide no assurance that we will be successful in reaching an agreement for the utilization of the facility beyond March 31, 2024. We are also marketing the facility to other potential customers. Rental revenue generated from the CDCR at the California City facility was $7.8 million and $23.6 million for the three and nine months ended September 30, 2023, respectively, and was $34.0 million for the twelve months ended December 31, 2022. Facility net operating income at the facility was $6.3 million and $19.0 million for the three and nine months ended September 30, 2023, respectively, and $27.9 million for the twelve months ended December 31, 2022.

Based on information available as of the date of this Quarterly Report, other than the previously mentioned lease agreement with the CDCR for our California City facility, we believe we will renew all other contracts with our government partners that have expired or are scheduled to expire within the next twelve months that could have a material adverse impact on our financial statements. We believe our renewal rate on existing contracts remains high due to a variety of reasons including, but not limited to, the constrained supply of available beds within the U.S. correctional system, our ownership of the majority of the beds we operate, and the cost effectiveness of the services we provide. However, we cannot assure that we will continue to achieve high renewal rates in the future.

CoreCivic Safety

CoreCivic Safety includes the operating results of the correctional and detention facilities that we operated during each period. Total revenue generated by CoreCivic Safety increased $20.1 million, or 4.8%, from $423.2 million during the three months ended September 30, 2022 to $443.3 million during the three months ended September 30, 2023, and increased $28.9 million, or 2.3%, from $1,253.8 million during the nine months ended September 30, 2022 to $1,282.7 million during the nine months ended September 30, 2023. CoreCivic Safety's facility net operating income increased $11.4 million, or 14.1%, from $81.0 million during the three months ended September 30, 2022 to $92.4 million during the three months ended September 30, 2023, and increased $1.3 million or 0.5% from $266.3 million during the nine months ended September 30, 2022 to $267.6 million during the nine months ended September 30, 2023. During the three and nine months ended September 30, 2023, CoreCivic Safety generated 85.2% and 84.2%, respectively, of our total segment net operating income, compared with 82.5% and 83.5%, respectively, during the three and nine months ended September 30, 2022.

The following table displays the revenue and expenses per compensated man-day for CoreCivic Safety's correctional and detention facilities placed into service that we own and manage and for the facilities we manage but do not own, inclusive of the transportation services provided by TransCor:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
CoreCivic Safety Facilities:
Revenue per compensated man-day	$99.96	$94.73	$99.07	$94.47
Operating expenses per compensated man-day:
Fixed expense	57.26	53.87	56.31	52.37
Variable expense	21.87	22.73	22.09	22.04
Total	79.13	76.60	78.40	74.41
Operating income per compensated man-day	$20.83	$18.13	$20.67	$20.06
Operating margin	20.8%	19.1%	20.9%	21.2%
Average compensated occupancy	72.6%	71.0%	71.4%	71.0%
Average available beds	66,399	68,377	66,399	68,494
Average compensated population	48,205	48,556	47,427	48,615

Operating margins in the CoreCivic Safety segment have been negatively impacted by increased operating expenses per man-day, which was driven primarily by incremental staffing levels, higher wage rates and other related expenses. As previously described herein, we have experienced labor shortages and wage pressures in many markets across the country, and have provided inflationary wage increases to remain competitive, including increases to most of our facility staff during July of the last three years since the COVID-19 pandemic started. Further, we have incurred incremental expenses to help ensure sufficient staffing levels under unique and challenging working conditions, including but not limited to, shift incentive bonuses, recruiting and retention bonuses, temporary employee housing expenses and travel reimbursements, off-cycle wage increases, as well as relocation incentives. While, as previously described herein, we were able to reduce the use of these temporary incentives during the three and nine months ended September 30, 2023 when compared to the same periods in 2022, we expect to continue to incur a certain level of additional incremental expenses in future quarters as we expect to continue to invest in staffing resources. We believe the significant investments we have made in our workforce have positioned us well to meet the emerging needs of our government partners, as certain government agencies are experiencing an increase in the need for correctional and detention capacity in a post-pandemic environment, including as the result of the expiration of Title 42. The negative impact on operating margins resulting from these factors was more than offset by a 5.5% increase in average revenue per compensated man-day during the three months ended September 30, 2023 when compared to the prior year period. The negative impact on operating margins resulting from these factors was partially offset by a 4.9% increase in average revenue per compensated man-day during the nine months ended September 30, 2023 when compared to the prior year period. The increase in average revenue per compensated man-day resulted from the effect of per diem increases at several of our facilities, as we have received per diem increases resulting from additional government appropriations funding to address increases in the wages of our employees.

In December 2021, we were awarded a new management contract from the state of Arizona for up to 2,706 inmates at our 3,060-bed La Palma Correctional Center in Arizona. The State closed an outdated public-sector prison and transferred the inmate populations from this prison and multiple other public-sector prisons to our La Palma facility. The transfer began in April 2022 and during the first nine months of 2023, the average daily population was 2,417 inmates from the state of Arizona at our La Palma facility. During the first quarter of 2022, before the new contract commenced, the La Palma facility supported the mission of ICE by caring for an average daily population of 1,678 detainees. The new award expands and strengthens our relationship with the state of Arizona and we believe will maximize the utilization of our La Palma facility, while providing ICE with the ability to continue its mission under existing contracts at alternative facilities we own and operate in the same geographic region. The transition of populations from ICE detainees to inmates from the state of Arizona has resulted in the disruption of earnings and cash flows since the first quarter of 2022, and we expect this disruption will continue until we stabilize the operating expense structure at this facility by reducing incremental expenses associated with temporary staffing. Facility net operating loss incurred by the La Palma facility was consistent during the three months ended September 30, 2023 when compared to the same period in 2022. Facility net operating income decreased by $7.9 million during the nine months ended September 30, 2023, contributing to the slight decline in operating margin in the CoreCivic Safety segment when compared with the comparable nine-month period in 2022.

As previously described herein, we had one prison contract with the BOP at our 1,978-bed McRae Correctional Facility, which expired in November 2022 and was not renewed. During 2022, this facility generated facility net operating income of $6.4 million, including $1.6 million and $6.3 million during the three and nine months ended September 30, 2022, respectively. We entered into a Purchase and Sale Agreement with the Georgia Building Authority to purchase the McRae facility in July 2022 and completed the sale in August 2022. We leased the McRae Correctional Facility from the Georgia Building Authority through November 30, 2022 to allow us to fulfill our obligations to the BOP. We generated net sales proceeds of $129.7 million on the sale of the McRae facility, resulting in a net gain on the sale of $77.5 million, which we recognized in the third quarter of 2022.

On June 14, 2023, we announced that we entered into a lease agreement with the ODC for our 1,670-bed Allen Gamble Correctional Center (formerly known as the Davis Correctional Facility), which, until October 1, 2023, we reported in our CoreCivic Safety segment and operated under a management contract with the ODC. The management contract was scheduled to expire on June 30, 2023. However, effective July 1, 2023, we entered into a 90-day contract extension for the management contract, after which time, operations of the Allen Gamble facility will transfer from us to the ODC in accordance with the new lease agreement. The new lease agreement includes a base term commencing October 1, 2023, with a scheduled expiration date of June 30, 2029, and unlimited two-year renewal options. Annual lease revenue to be generated from the ODC at the Allen Gamble facility under the new lease agreement will be $7.5 million during the base term. The annual rent during each renewal option term shall be mutually agreed upon by the parties. Management revenue generated from the ODC at the Allen Gamble facility was $8.6 million and $23.0 million for the three and nine months ended September 30, 2023, respectively, and $29.1 million for the twelve months ended December 31, 2022. The Allen Gamble facility generated facility net operating income of $0.3 million for the three months ended September 30, 2023. The Allen Gamble facility incurred a net operating loss of $1.2 million for the nine months ended September 30, 2023 and $0.9 million for the twelve months ended December 31, 2022. Upon commencement of the new lease agreement, the Allen Gamble facility will be reported in our CoreCivic Properties segment.

On September 25, 2023, we announced that we signed a new management contract with Hinds County, Mississippi for the housing of up to 250 adult male pre-trial detainees at our 2,672-bed Tallahatchie County Correctional Facility in Tutwiler, Mississippi. The initial contract term is for two years, which may be extended for an additional year upon mutual agreement. We began receiving inmates from Hinds County during October 2023, which is expected to result in an increase in facility net operating income at the Tallahatchie facility.

On October 11, 2023, we were notified by the state of Montana of its intent to award us a new management contract for up to 120 inmates at our 1,896-bed Saguaro Correctional Facility in Eloy, Arizona. We expect to execute the contract in the short-term and begin accepting residents from Montana later in the fourth quarter of 2023. We currently care for residents from Hawaii and the state of Idaho at the Saguaro facility. We also manage the fully occupied company-owned Crossroads Correctional Center in Shelby, Montana for the state of Montana pursuant to a separate management contract.

CoreCivic Community

CoreCivic Community includes the operating results of the residential reentry centers that we operated during each period, along with the operating results of our electronic monitoring and case management services. Total revenue generated by CoreCivic Community increased $3.4 million, or 12.9%, from $26.4 million during the three months ended September 30, 2022 to $29.8 million during the three months ended September 30, 2023, and increased $8.3 million, or 10.9%, from $76.3 million during the nine months ended September 30, 2022 to $84.6 million during the nine months ended September 30, 2023. CoreCivic Community's facility net operating income increased $2.2 million, or 49.7%, from $4.4 million during the three months ended September 30, 2022 to $6.5 million during the three months ended September 30, 2023, and increased $2.9 million, or 23.1%, from $12.7 million during the nine months ended September 30, 2022 to $15.7 million during the nine months ended September 30, 2023. During the three and nine months ended September 30, 2023, CoreCivic Community generated 6.0% and 4.9%, respectively, of our total segment net operating income, compared with 4.4% and 4.0%, respectively, during the three and nine months ended September 30, 2022.

The following table displays the revenue and expenses per compensated man-day for CoreCivic Community's residential reentry facilities placed into service that we own and manage, but exclusive of the electronic monitoring and case management services given that revenue is not generated on a per compensated man-day basis for these services:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
CoreCivic Community Facilities:
Revenue per compensated man-day	$77.21	$66.62	$72.00	$64.83
Operating expenses per compensated man-day:
Fixed expense	41.71	39.66	41.72	38.58
Variable expense	11.93	12.67	12.43	11.53
Total	53.64	52.33	54.15	50.11
Operating income per compensated man-day	$23.57	$14.29	$17.85	$14.72
Operating margin	30.5%	21.5%	24.8%	22.7%
Average compensated occupancy	62.8%	57.5%	61.7%	57.3%
Average available beds	4,669	4,869	4,669	4,869
Average compensated population	2,933	2,799	2,881	2,789

Similar to our CoreCivic Safety segment, operating margins in our CoreCivic Community segment were negatively impacted during 2023 by increased operating expenses per man-day, which were driven primarily by higher staffing levels and wage rates. However, the effect of the increased operating expenses was more than offset during the three and nine months ended September 30, 2023 when compared to the same periods in the prior year by an increase in average revenue per compensated man-day during 2023. Average revenue per compensated man-day increased primarily as a result of per diem increases and increased occupancy under certain contracts. However, similar to our CoreCivic Safety segment, occupancy in our CoreCivic Community facilities has not yet returned to pre-pandemic occupancy levels due to a variety of factors being evaluated by our government partners, including appropriated funding for non-secure residential contracts. Because facilities in our Community segment are typically smaller in size than those in our Safety segment, occupancy changes have a larger impact on operating margin per compensated man-day. Accordingly, modest changes in occupancy can have a notable impact in our Community segment.

Also contributing to the improved average compensated occupancy in the CoreCivic Community segment during the nine months ended September 30, 2023 were the sales of our 120-bed Fox Facility and Training Center and our 90-bed Ulster Facility in the first quarter of 2022. During the fourth quarter of 2021, we entered into a Purchase and Sale Agreement for our Fox facility, which was sold in February 2022. In addition, during the fourth quarter of 2021, we entered into a separate Purchase and Sale Agreement for our idled Ulster facility, which was sold in March 2022. The two facilities were located in Denver, Colorado and had been under-utilized by Denver County. Also contributing to the improved average compensated occupancy in the CoreCivic Community segment during both the three- and nine-month periods of 2023 was the sale of an idled residential reentry center in Oklahoma City, Oklahoma in December 2022.

CoreCivic Properties

CoreCivic Properties includes the operating results of the properties we leased to government agencies during each period. Total revenue generated by CoreCivic Properties decreased $4.1 million, or 28.2%, from $14.6 million during the three months ended September 30, 2022 to $10.5 million during the three months ended September 30, 2023, and decreased $5.8 million, or 13.3%, from $43.7 million during the nine months ended September 30, 2022 to $37.9 million during the nine months ended September 30, 2023. CoreCivic Properties' facility net operating income decreased $3.3 million, or 30.7%, from $10.7 million during the three months ended September 30, 2022 to $7.4 million during the three months ended September 30, 2023, and decreased $5.0 million, or 15.1%, from

$33.1 million during the nine months ended September 30, 2022 to $28.1 million during the nine months ended September 30, 2023. CoreCivic Properties generated operating margins of 71% and 74% for the three and nine months ended September 30, 2023, respectively, compared with 73% and 76% for the three and nine months ended September 30, 2022, respectively. The decreases in total revenue and net operating income were primarily the result of the termination of the lease at our North Fork Correctional Facility effective June 30, 2023, the sale of two actively leased properties in the second quarter of 2023, and the sale of two actively leased properties in the third quarter of 2022, all as further described hereinafter. During the three and nine months ended September 30, 2023, CoreCivic Properties generated 8.8% and 10.9%, respectively, of our total segment net operating income, compared with 13.1% and 12.5%, respectively, during the three and nine months ended September 30, 2022.

During July 2022, we sold the Stockton Female Community Corrections Facility and the Long Beach Community Corrections Center, both located in California, generating net sales proceeds of $10.9 million. During our period of ownership in 2022, these two properties generated facility net operating income of $0.6 million.

During the third quarter of 2022, we began marketing for sale our Roth Hall Residential Reentry Center and the Walker Hall Residential Reentry Center, both located in Philadelphia, Pennsylvania. A purchase and sale agreement for these two Philadelphia properties was executed in March 2023 and the properties were sold on May 2, 2023, generating net sales proceeds of $5.8 million, resulting in a loss on sale of $25,000, which was reported in the second quarter of 2023. During the twelve months ended December 31, 2022, these two properties generated facility net operating income of $0.2 million. During our period of ownership in 2023, these two properties generated facility net operating income of $0.3 million.

On December 6, 2022, we received notice from the CDCR, of its intent to terminate the lease agreement for our 2,560-bed California City Correctional Center by March 31, 2024, due to the state's declining inmate population. As part of its annual budget process for the fiscal year ending June 30, 2024, the California legislature approved funding for the lease through March 31, 2024. We have engaged with the state of California regarding the continued utilization of our California City facility by the CDCR. However, we can provide no assurance that we will be successful in reaching an agreement for the utilization of the facility beyond March 31, 2024. We are also marketing the facility to other potential customers. Rental revenue generated from the CDCR at the California City facility was $7.8 million and $23.6 million for the three and nine months ended September 30, 2023, respectively, and was $34.0 million for the twelve months ended December 31, 2022. Facility net operating income at this facility was $6.3 million and $19.0 million for the three and nine months ended September 30, 2023, respectively, and was $27.9 million for the twelve months ended December 31, 2022.

On April 25, 2023, we announced that we received notice from the ODC of its intent to terminate the lease agreement for our 2,400-bed North Fork Correctional Facility upon the lease expiration on June 30, 2023. Rental revenue generated from the ODC while the lease was active at the North Fork facility was $6.1 million for the six months ended June 30, 2023 and $12.2 million for the twelve months ended December 31, 2022. Facility net operating income at this facility was $4.7 million for the six months ended June 30, 2023 and $9.3 million for the twelve months ended December 31, 2022. Upon expiration of the lease, the North Fork facility was idled in the third quarter of 2023. We are marketing the facility to potential customers. As previously described herein, beginning in the fourth quarter of 2023, a new lease agreement with the ODC for the Allen Gamble Correctional Center (formerly known as the Davis Correctional Facility) commenced, at which time the financial results will be reported in the CoreCivic Properties segment. Annual lease revenue to be generated from the ODC at the Allen Gamble facility under the new lease agreement of $7.5 million, at a margin expected to be consistent with the average operating margin we report in this segment, will partially offset the reduction of lease revenue and net operating income that was previously generated under the lease agreement for the North Fork facility prior to its termination.

General and administrative expenses

For the three months ended September 30, 2023 and 2022, general and administrative expenses totaled $33.9 million and $30.2 million, respectively, while general and administrative expenses totaled $99.2 million and $92.8 million during the nine months ended September 30, 2023 and 2022, respectively. General and administrative expenses consist primarily of corporate management salaries and benefits, professional fees, and other administrative expenses. General and administrative expenses increased from the prior year periods primarily as a result of an increase in corporate management salaries and benefits, which was largely related to higher incentive-based compensation.

Depreciation and amortization

For the three months ended September 30, 2023 and 2022, depreciation and amortization expense totaled $32.5 million and $31.9 million, respectively, while depreciation and amortization expense totaled $95.2 million and $96.2 million during the nine months ended September 30, 2023 and 2022, respectively. Depreciation and amortization expense decreased in the nine-month period primarily as a result of the previously described sale of the McRae Correctional Facility in the third quarter of 2022. This reduction was partially offset by depreciation on renovations completed at several facilities during 2022.

Asset impairments

During the third quarter of 2023, we recognized a $2.7 million contract acquisition asset impairment associated with the pursuit of new contracts with a selected technology vendor, as the agreement with the vendor terminated during the third quarter of 2023.

Pursuant to the agreement to sell the Oklahoma City Transitional Center in our Community segment, which was completed in the fourth quarter of 2022, we recognized an impairment charge of $3.5 million during the third quarter of 2022 associated with this facility, based on its estimated fair value less costs to sell.

Interest expense, net and expenses associated with debt repayments and refinancing transactions

Interest expense is reported net of interest income and capitalized interest for the three and nine months ended September 30, 2023 and 2022. Gross interest expense, net of capitalized interest, was $20.7 million and $23.5 million for the three months ended September 30, 2023 and 2022, respectively, and was $64.0 million and $73.1 million for the nine months ended September 30, 2023 and 2022, respectively. Gross interest expense was based on outstanding borrowings under our revolving credit facility, our outstanding term loan, our Term Loan B (which we repaid in full in May 2022, as further described hereinafter), our outstanding senior unsecured notes, and our outstanding non-recourse mortgage note, as well as the amortization of loan costs and unused facility fees. Interest expense during 2023 decreased during the nine-month period primarily as a result of the $124.1 million repayment of the remaining balance of the Term Loan B during May 2022 and, during the three- and nine-month periods, as a result of the redemption of the outstanding balance of the 4.625% senior unsecured notes, or the 4.625% Senior Notes, on February 1, 2023, both as further described hereinafter. In addition, the repurchase in the open market of $80.8 million principal amount of senior unsecured notes during 2022 contributed to the decrease in interest expense. The decrease in interest expense was partially offset by an increase in interest rates associated with our variable rate debt, as further described hereinafter. During the third quarter of 2022, we incurred charges of $0.8 million for the write-off of a pro-rata portion of the loan costs associated with open market purchases of the 4.625% Senior Notes and the 8.25% Senior Notes, net of discounts to the principal balance of notes purchased.

As further described hereinafter, on October 11, 2023, we entered into the New Bank Credit Facility that, among other things, increased the available borrowings under the Revolving Credit Facility from $250.0 million to $275.0 million and increased the size of the Term Loan A from an initial balance of $100.0 million to $125.0 million, extended the maturity date to October 11, 2028 and made conforming changes to replace the BSBY index with the Secured Overnight Financing Rate, or SOFR. At the closing of the New Bank Credit Facility, we received approximately $33.8 million of net borrowings before transaction costs as a result of the increased size of the Term Loan A, and our Revolving Credit Facility remains undrawn, except for $17.4 million in outstanding letters of credit. During the three and nine months ended September 30, 2023, we incurred charges of $0.1 million and $0.3 million, respectively, primarily associated with the Fourth Amended and Restated Credit Agreement and for the write-off of loan costs associated with the purchase of $21.0 million of our 8.25% Senior Notes through open market purchases.

On May 12, 2022, we entered into a Third Amended and Restated Credit Agreement, or the Bank Credit Facility, in an aggregate principal amount of $350.0 million, consisting of a $100.0 million term loan, or the Term Loan A, and a revolving credit facility with a borrowing capacity of $250.0 million, or the Revolving Credit Facility. During the second quarter of 2022, we incurred charges of $0.8 million for the write-off of a portion of the pre-existing loan costs associated with the credit facility that was replaced by the Bank Credit Facility, reported as expenses associated with debt repayments and refinancing transactions.

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

Based on our total leverage ratio, interest on loans under our Bank Credit Facility through September 30, 2023 have been at a base rate plus a margin of 2.25% or at the Bloomberg Short-Term Bank Yield Index, or BSBY, rate plus a margin of 3.25%, and a commitment fee equal to 0.45% of the unfunded balance of the Revolving Credit Facility. In an effort to mitigate inflation, the Federal Reserve increased interest rates throughout 2022 and has continued to increase interest rates in 2023. Although we continue to be exposed to rising interest rates, we have reduced our exposure to rising interest rates by paying down our variable rate debt. The only remaining variable rate debt we have is associated with our Term Loan A, which had an outstanding balance of $91.3 million as of September 30, 2023, and our Revolving Credit Facility which, as of September 30, 2023, had no borrowings outstanding.

Gross interest income was $2.8 million and $2.7 million for the three months ended September 30, 2023 and 2022, respectively, and was $8.7 million and $7.7 million, for the nine months ended September 30, 2023 and 2022, respectively. Gross interest income is earned on notes receivable, investments, cash and cash equivalents, and restricted cash. Interest income also includes interest income associated with the 20-year finance receivable associated with the Lansing Correctional Facility lease to the Kansas Department of Corrections, which commenced in January 2020, and amounted to $2.1 million and $2.2 million for the three months ended September 30, 2023 and 2022, respectively, and $6.4 million and $6.6 million for the nine months ended September 30, 2023 and 2022, respectively. Total capitalized interest was $0.3 million and $0.8 million during the three and nine months ended September 30, 2022, respectively.

Gain on sale of real estate assets, net

During the third quarter of 2023, we sold a vacant parcel of land generating net sales proceeds of $0.5 million and resulting in a gain on sale of $0.4 million. The gain was reported in the third quarter of 2023.

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

Income tax expense

We recorded income tax expense of $5.6 million and $24.2 million for the three months ended September 30, 2023 and 2022, respectively, and $18.0 million and $34.9 million for the nine months ended September 30, 2023 and 2022, respectively. Income tax expense for the nine months ended September 30, 2023 included an increase to income tax expense of $0.9 million for the revaluation of net deferred tax liabilities associated with a change in our corporate tax structure. During the first quarter of 2023, we completed a reorganization of our tax structure to simplify and more closely align operations and assets of certain of our subsidiaries and to reduce administrative efforts following our conversion from a real estate investment trust to a taxable C-corporation. Income tax expense related to operations for the three and nine months ended September 30, 2023 was net of an income tax benefit of $0.7 million and $0.8 million, respectively, associated with asset impairments and expenses associated with debt repayments and refinancing transactions, net of the gain on sale of real estate assets. Income tax expense related to operations for the three and nine months ended September 30, 2022 included an income tax expense of $21.0 million and $19.5 million, respectively, associated with the gain on sale of real estate assets, net of an income tax benefit associated with asset impairments and expenses associated with debt repayments and refinancing transactions. Income tax expense for the nine months ended September 30, 2022 was also net of an income tax benefit associated with shareholder litigation expenses.

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

LIQUIDITY AND CAPITAL RESOURCES

Our principal capital requirements are for working capital, capital expenditures, and debt service payments, as well as outstanding commitments and contingencies, as further discussed in the notes to our financial statements. Effective January 1, 2021, we became subject to federal and state income taxes on our taxable income at applicable tax rates, and are no longer entitled to a tax deduction for dividends paid, which were available when we elected REIT status. However, we believe this conversion in corporate tax structure improves our overall credit profile and will lower our overall cost of capital, as we are able to allocate our free cash flow toward the repayment of debt, which may include the purchase of our outstanding debt in open market transactions, privately negotiated transactions or otherwise. Any such debt repurchases will depend upon prevailing market conditions, our liquidity requirements, contractual requirements, applicable securities laws requirements, and other factors. From January 1, 2021 through September 30, 2023, we have repaid $718.9 million of debt, net of the change in cash. Following our first priority of utilizing free cash flow to reduce debt, we expect to allocate a substantial portion of our free cash flow to returning capital to our shareholders, which could include share repurchases and future dividends. Any future dividend is subject to the Board of Directors', or BODs', determinations as to the amount of distributions and the timing thereof, as well as limitations under the Company's debt covenants. We were not able to implement a meaningful share repurchase program under the REIT structure without increasing our debt because a substantial portion of our free cash flow was required to satisfy the distribution requirements under the REIT structure. On May 2, 2022, the BOD approved a share repurchase program to purchase up to $150.0 million of our common stock. On August 2, 2022, the BOD increased the authorization to repurchase under the share repurchase program by up to an additional $75.0 million of our common stock, which resulted in a total aggregate authorized amount to repurchase up to $225.0 million of our common stock. Repurchases of our outstanding common stock will be made in accordance with applicable securities laws and may be made at our discretion based on parameters set by our BOD from time to time in the open market, through privately negotiated transactions, or otherwise. The share repurchase program has no time limit and does not obligate us to purchase any particular amount of our common stock. The authorization for the share repurchase program may be terminated, suspended, increased or decreased by the BOD in its discretion at any time. Through December 31, 2022, we completed the repurchase of 6.6 million shares of our common stock at a total cost of $74.5 million, using cash on hand and cash provided by operations. During the first nine months of 2023, we completed the repurchase of an additional 2.6 million shares of our common stock at a total cost of $25.6 million. No shares were repurchased during the third quarter of 2023.

We will also pursue attractive growth opportunities, including new development opportunities in our Properties segment, to meet the need to modernize outdated correctional infrastructure across the country, and explore potential opportunities to expand the scope of non-residential correctional alternatives we provide in our Community segment.

With the extensively aged criminal justice infrastructure in the U.S. today, we believe we can bring real estate and financing solutions to government agencies as we did in connection with the construction of the Lansing Correctional Facility that commenced operations in January 2020. We financed the construction of the Lansing Correctional Facility 100% with project specific financing, requiring no equity commitment from us. We believe we can also provide other real estate solutions to government agencies faced with extensively aged criminal justice infrastructure, including "turn-key" solutions similar to those we are providing to the state of Arizona in connection with the new contract that commenced during the second quarter of 2022 at our La Palma Correctional Center, as well as real estate only solutions to government agencies that need correctional capacity where they prefer to perform the operations, similar to our Allen Gamble Correctional Center (formerly known as the Davis Correctional Facility) in Oklahoma, as previously described herein. In addition, in August 2022, we completed the sale of the 1,978-bed McRae Correctional Facility to the Georgia Building Authority in order to update its aged and inefficient public sector correctional infrastructure. Most real estate only solutions would not require material capital expenditures if we have existing capacity. However, in the future we could incur capital expenditures to provide replacement capacity for government agencies that have extensively aged criminal justice infrastructure and are in need of new capacity.

As of September 30, 2023, we had cash on hand of $103.7 million, and $232.6 million available under our Revolving Credit Facility. During the nine months ended September 30, 2023 and 2022, we generated $209.6 million and $118.2 million, respectively, in cash through operating activities. We currently expect to be able to meet our cash expenditure requirements for the next year and beyond utilizing cash on hand, cash flows from operations, and availability under our Revolving Credit Facility. As of September 30, 2023, we had no debt maturities until April 2026.

Our cash flow is subject to the receipt of sufficient funding of and timely payment by contracting governmental entities. If the appropriate governmental agency does not receive sufficient appropriations to cover its contractual obligations, it may terminate our contract or delay or reduce payment to us. Delays in payment from our major customers, which could include the deferral of payments to us during government shutdowns (including the potential impending November 17, 2023 deadline for Congress to enact a fiscal year 2024 appropriations bill or approve another continuing resolution), or the termination of contracts from our major customers could have an adverse effect on our cash flow and financial condition. We have not experienced any unusual delays in payments from our major customers.

Debt

As of September 30, 2023, we had $250.0 million principal amount of unsecured notes outstanding with a fixed stated interest rate of 4.75%, and $593.1 million principal amount of unsecured notes outstanding with a fixed stated interest rate of 8.25%, or the 8.25% Senior Notes, or collectively, the Senior Notes. In addition, we had $146.8 million outstanding under the Kansas Notes with a fixed stated interest rate of 4.43% and $91.3 million outstanding under our Term Loan A with a variable interest rate of 8.6%. We had $17.4 million of letters of credit outstanding under our Revolving Credit Facility as of September 30, 2023. There was no other amount outstanding under our Revolving Credit Facility as of September 30, 2023. As of September 30, 2023, our total weighted average effective interest rate was 7.5%, while our total weighted average maturity was 4.8 years, and we have no debt maturities until 2026. In the second quarter of 2023, we purchased $21.0 million of the 8.25% Senior Notes at a weighted average purchase price approximately equal to par through open market purchases, reducing the outstanding balance of the 8.25% Senior Notes to $593.1 million as of September 30, 2023. In the future, we could elect to use our free cash flow to purchase additional Senior Notes in open market transactions, privately negotiated transactions or otherwise. We could also use our effective shelf registration statement to issue additional debt securities when we determine that market conditions and the opportunity to utilize the proceeds therefrom are favorable.

As previously mentioned, on October 11, 2023, we entered into a New Bank Credit Facility that, among other things, increased the available borrowings under the Revolving Credit Facility from $250.0 million to $275.0 million and increased the size of the Term Loan A from an initial balance of $100.0 million to $125.0 million, extended the maturity date to October 11, 2028 and made conforming changes to replace the BSBY index with SOFR. Our financial covenants were modified to remove the $100.0 million limit of netting unrestricted cash and cash equivalents when calculating the consolidated total leverage ratio and the consolidated secured leverage ratio. Further, the consolidated total leverage ratio resulting in a "springing lien" event was increased from 4.00 to 1.00 to 4.25 to 1.00. At the closing of the New Bank Credit Facility, we received approximately $33.8 million of net borrowings before transaction costs as a result of the increased size of the Term Loan A, and our Revolving Credit Facility remains undrawn, except for $17.4 million in outstanding letters of credit.

Operating Activities

Our net cash provided by operating activities for the nine months ended September 30, 2023 was $209.6 million, compared with $118.2 million for the same period in the prior year. Cash provided by operating activities represents the year-to-date net income plus depreciation and amortization, changes in various components of working capital, and various non-cash charges. The increase in cash provided by operating activities resulted primarily from positive fluctuations in working capital accounts relative to the prior year nine-month period.

Investing Activities

Our net cash flow used in investing activities was $39.2 million for the nine months ended September 30, 2023 and was primarily attributable to capital expenditures for facility development and expansions of $5.0 million and $39.3 million for facility maintenance and information technology capital expenditures, partially offset by $6.4 million in net proceeds from the sale of assets. Our net cash flow provided by investing activities was $101.9 million for the nine months ended September 30, 2022 and was primarily attributable to $156.2 million in net proceeds from the sale of assets, partially offset by capital expenditures for facility development and expansions of $17.2 million and $33.7 million for facility maintenance and information technology capital expenditures.

Financing Activities

Our net cash flow used in financing activities was $214.6 million for the nine months ended September 30, 2023 and was primarily attributable to debt repayments related to the $153.8 million redemption of the 4.625% Senior Notes and the $21.0 million purchase of the 8.25% Senior Notes in the second quarter of 2023. In addition, our net cash flow used in financing activities was attributable to $8.6 million of scheduled principal repayments under our Term Loan A and our non-recourse mortgage note. Our net cash flow used in financing activities also included $30.5 million for the share repurchase program, as well as the purchase and retirement of common stock that was issued in connection with equity-based compensation, and dividend payments on restricted stock units that became vested of $0.1 million.

Our net cash flow used in financing activities was $331.6 million for the nine months ended September 30, 2022 and was primarily attributable to debt repayments, including $167.5 million related to our previous Term Loan A, $124.1 million related to our Term Loan B, and $40.6 million related to our 4.625% and 8.25% Senior Notes. In addition, our net cash flow used in financing activities was attributable to $12.7 million of scheduled principal repayments under our Term Loan A, Term Loan B, and our non-recourse mortgage note. Our net cash flow used in financing activities also included $79.1 million for the share repurchase program, as well as the purchase and retirement of common stock that was issued in connection with equity-based compensation, and dividend payments on restricted stock units that became vested of $0.9 million. These payments were partially offset by the $100.0 million of proceeds from the issuance of the New Term Loan A.

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

As of September 30, 2023, neither CoreCivic nor any of its subsidiary guarantors had any material or significant restrictions on CoreCivic's ability to obtain funds from its subsidiaries by dividend or loan or to transfer assets from such subsidiaries.

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

	September 30, 2023	December 31, 2022
Current assets	$405,902	$415,304
Real estate and related assets	2,331,896	2,384,279
Other assets	176,930	204,606
Total non-current assets	2,508,826	2,588,885
Current liabilities	292,263	345,241
Long-term debt, net	916,744	942,147
Other liabilities	250,351	276,752
Total long-term liabilities	1,167,095	1,218,899

	For the Nine Months Ended September 30, 2023	For the Twelve Months Ended December 31, 2022
Revenue	$1,404,357	$1,844,084
Operating expenses	1,093,851	1,413,788
Other expenses	194,401	261,898
Total expenses	1,288,252	1,675,686
Income before income taxes	56,972	162,454
Net income	39,015	119,472

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

Our reconciliation of net income to FFO and Normalized FFO for the three and nine months ended September 30, 2023 and 2022 is as follows (in thousands):

	For the Three Months Ended September 30,
FUNDS FROM OPERATIONS:	2023	2022
Net income	$13,892	$68,318
Depreciation and amortization of real estate assets	24,837	24,158
Impairment of real estate assets	—	3,513
Gain on sale of real estate assets, net	(368)	(83,828)
Income tax expense for special items	107	21,165
Funds From Operations	38,468	33,326
Expenses associated with debt repayments and refinancing transactions	100	783
Other asset impairments	2,710	—
Income tax benefit for special items	(816)	(206)
Normalized Funds From Operations	$40,462	$33,903

	For the Nine Months Ended September 30,
FUNDS FROM OPERATIONS:	2023	2022
Net income	$41,122	$97,883
Depreciation and amortization of real estate assets	73,206	72,825
Impairment of real estate assets	—	3,513
Gain on sale of real estate assets, net	(343)	(87,149)
Income tax expense for special items	100	22,073
Funds From Operations	114,085	109,145
Expenses associated with debt repayments and refinancing transactions	326	7,588
Shareholder litigation expense	—	1,900
Income tax expense associated with change in corporate tax structure	930	—
Other asset impairments	2,710	—
Income tax benefit for special items	(884)	(2,530)
Normalized Funds From Operations	$117,167	$116,103

Material Cash Requirements

The following schedule summarizes our contractual cash obligations by the indicated period as of September 30, 2023 (in thousands):

	Payments Due By Year Ended December 31,
	2023 (remainder)	2024	2025	2026	2027	Thereafter	Total
Long-term debt	$3,134	$14,722	$17,698	$667,563	$256,855	$121,159	$1,081,131
Interest on senior and mortgage notes	32,029	67,166	66,921	42,189	17,434	37,418	263,157
Contractual facility developments and other commitments	1,212	4,089	—	—	—	—	5,301
South Texas Family Residential Center	12,961	51,562	51,421	38,460	—	—	154,404
Leases	1,260	4,956	4,806	4,367	3,682	14,909	33,980
Total contractual cash obligations	$50,596	$142,495	$140,846	$752,579	$277,971	$173,486	$1,537,973

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

We had $17.4 million of letters of credit outstanding at September 30, 2023 primarily to support our requirement to repay fees and claims under our self-insured workers' compensation plan in the event we do not repay the fees and claims due in accordance with the terms of the plan, and for a debt service reserve requirement under terms of the Kansas Notes. The letters of credit are renewable annually. We did not have any draws under these outstanding letters of credit during the nine months ended September 30, 2023 or 2022.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Our primary market risk exposure is to changes in U.S. interest rates. In an effort to mitigate inflation, the Federal Reserve increased interest rates throughout 2022 and has continued to increase interest rates in 2023. It is anticipated that interest rates will continue to rise in the near term. We are exposed to market risk related to our Bank Credit Facility because the interest rates on these loans are subject to fluctuations in the market. If the interest rate for our outstanding indebtedness under the Bank Credit Facility was 100 basis points higher or lower (but not less than 0%) during the three and nine months ended September 30, 2023, our interest expense, net of amounts capitalized, would have been increased or decreased by $0.2 million and $0.8 million, respectively.

As of September 30, 2023, we had $593.1 million of senior notes due 2026 with a fixed interest rate of 8.25% and $250.0 million of senior notes due 2027 with a fixed interest rate of 4.75%. We also had $146.8 million outstanding under the Kansas Notes with a fixed interest rate of 4.43%. Because the interest rates with respect to these instruments are fixed, a hypothetical 100 basis point increase or decrease in market interest rates would not have a material impact on our financial statements.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Issuer Purchases of Equity Securities

On May 12, 2022, the Company announced that its Board of Directors, or BOD, had approved a share repurchase program to repurchase up to $150.0 million of the Company's common stock. On August 2, 2022, the BOD increased the authorization to repurchase under the share repurchase program by up to an additional $75.0 million of the Company's common stock, which resulted in a total aggregate amount to repurchase up to $225.0 million of the Company's common stock. Repurchases of the Company's outstanding common stock will be made in accordance with applicable securities laws and may be made at the Company's discretion based on parameters set by the BOD from time to time in the open market, through privately negotiated transactions, or otherwise. The share repurchase program has no time limit and does not obligate the Company to purchase any particular amount of its common stock. The authorization for the share repurchase program may be terminated, suspended, increased or decreased by the BOD in its discretion at any time. As of September 30, 2023, the Company had repurchased a total of 9.2 million common shares at an aggregate cost of approximately $100.1 million. The Company did not repurchase any shares during the three months ended September 30, 2023.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

None.

ITEM 5. OTHER INFORMATION.

None. Without limiting the generality of the foregoing, during the three months ended September 30, 2023, no director or officer of the Company adopted or terminated any “Rule 10b5-1 trading arrangement,” or any “non-Rule 10b-5 trading arrangement,” as such terms are defined in Item 408(a) of Regulation S-K.

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

101*

The following financial information from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statements of Stockholders' Equity, and (v) the Notes to Consolidated Financial Statements. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

104*	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, formatted in Inline XBRL (included in Exhibit 101).

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CORECIVIC, INC.

Date: November 7, 2023
/s/ Damon T. Hininger
Damon T. Hininger
President and Chief Executive Officer

/s/ David M. Garfinkle
David M. Garfinkle
Executive Vice President, Chief Financial Officer, and Principal Accounting Officer