Form 10-K
period 2023-12-31
CoreCivic, Inc.
filed 2024-02-20
CIK 1070985

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b) ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the shares of the registrant's Common Stock held by non-affiliates was approximately $1,048,718,811 as of June 30, 2023 based on the closing price of such shares on the New York Stock Exchange on that day. The number of shares of the registrant's Common Stock outstanding on February 12, 2024 was 112,608,075.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant's definitive Proxy Statement for the 2024 Annual Meeting of Stockholders, currently scheduled to be held on May 16, 2024, are incorporated by reference into Part III of this Annual Report on Form 10-K.

CORECIVIC, INC.

FORM 10-K

For the fiscal year ended December 31, 2023

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
•
government budget uncertainty, the impact of the debt ceiling and the potential for government shutdowns and changing budget priorities;
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
•
The failure to comply with data privacy, security and exchange legal requirements could have a material adverse impact on our business, financial position, results of operations, cash flows and reputation.
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
•
The New Bank Credit Facility, indentures related to our senior notes, and other debt instruments have restrictive covenants that could limit our financial flexibility.
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

We are the nation's largest owner of partnership correctional, detention, and residential reentry facilities and one of the largest prison operators in the United States. As of December 31, 2023, through our CoreCivic Safety segment, we operated 43 correctional and detention facilities, 39 of which we owned, with a total design capacity of approximately 65,000 beds. Through our CoreCivic Community segment, we owned and operated 23 residential reentry centers with a total design capacity of approximately 5,000 beds. In addition, through our CoreCivic Properties segment, we owned 6 properties, with a total design capacity of approximately 10,000 beds.

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

We are a Maryland corporation formed in 1983. Our principal executive offices are located at 5501 Virginia Way, Brentwood, Tennessee, 37027, and our telephone number at that location is (615) 263-3000. Our website address is www.corecivic.com. We make available on or through our website certain reports and amendments to those reports that we file with or furnish to the SEC in accordance with the Securities Exchange Act of 1934, as amended, or the Exchange Act. These include our Annual Reports on Form 10-K, our Quarterly Reports on Form 10-Q and our Current Reports on Form 8-K and our definitive proxy statement. We make this information available on our website free of charge as soon as reasonably practicable after we electronically file the information with, or furnish it to, the SEC. In addition, we routinely post on the “Investors Relations” page of our website news releases, announcements and other statements about our business and results of operations, some of which may contain information that may be deemed material to investors. Therefore, we encourage investors to monitor the “Investors Relations” page of our website and review the information we post on that page. Information contained on our website is not part of this Annual Report.

The SEC maintains a website that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at the following address: www.sec.gov.

Our ongoing operations are organized into three principal business segments:

•
CoreCivic Safety segment, consisting of 43 correctional and detention facilities that are owned, or controlled via a long-term lease, and managed by CoreCivic, as well as those correctional and detention facilities owned by third parties but managed by CoreCivic. CoreCivic Safety also includes the operating results of our subsidiary that provides transportation services to governmental agencies, TransCor America, LLC, or TransCor.
•
CoreCivic Community segment, consisting of 23 residential reentry centers that are owned, or controlled via a long-term lease, and managed by CoreCivic. CoreCivic Community also includes the operating results of our electronic monitoring and case management services.
•
CoreCivic Properties segment, consisting of 6 correctional real estate properties owned by CoreCivic and held for lease to third-party operators.

For the years ended December 31, 2023, 2022, and 2021, our total segment net operating income, which we define as a facility's revenues (including interest income associated with finance leases) less operating expenses, was divided among our three business segments as follows:

	For the Years Ended December 31,
	2023	2022	2021
Segment:
Safety	84.7%	84.1%	85.5%
Community	5.2%	3.9%	3.3%
Properties	10.1%	12.0%	11.2%

Our customers primarily consist of federal, state, and local government agencies. Federal correctional and detention authorities primarily consist of U.S. Immigration and Customs Enforcement, or ICE, the USMS, and the BOP. Payments by federal correctional, detention and residential reentry authorities represented 52%, 54%, and 56% of our total revenue for the years ended December 31, 2023, 2022, and 2021, respectively.

Our customer contracts for providing bed capacity and correctional, detention, and residential reentry services in our CoreCivic Safety and CoreCivic Community segments typically have terms of three to five years and contain multiple renewal options. Most of our facility contracts also contain clauses that allow the government agency to terminate the contract at any time without cause, and our facility contracts are generally subject to annual or bi-annual legislative appropriations of funds. Notwithstanding these termination clauses, the contract renewal rate for properties we owned or controlled via long-term lease in these segments was approximately 95% over the five years ended December 31, 2023. The lease agreements in our CoreCivic Properties segment typically have terms of five to twenty years including renewal options, and generally have more restrictive termination clauses.

In our CoreCivic Safety and CoreCivic Community segments, we are compensated for providing bed capacity and correctional, detention, and residential reentry services at a per diem rate based upon actual or minimum guaranteed occupancy levels. Occupancy rates for a particular facility are typically low when first opened or immediately following an expansion. However, beyond the start-up period, which typically ranges from 90 to 180 days, the occupancy rate tends to stabilize. Our occupancy rates declined during 2021 and 2022 due to the effects of COVID-19, but began to increase in 2023 following the expiration of Title 42, among other factors, and as further described hereinafter. The average compensated occupancy of our correctional, detention, and residential reentry facilities, based on rated capacity was as follows for 2023, 2022, and 2021:

	2023	2022	2021
CoreCivic Safety facilities	72%	71%	73%
CoreCivic Community facilities	62%	58%	55%
Total	72%	70%	72%

The average compensated occupancy of our CoreCivic Safety and CoreCivic Community facilities, excluding idled facilities, was 82%, 81%, and 80% for 2023, 2022, and 2021, respectively.

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

For the offenders who are close to taking their GED/HiSET exam, we have invested in the equipment needed to use the GED/HiSET Academy software program, which is an offline software program providing over 200 hours of individualized lessons up to a 12th grade level. The GED/HiSET Academy incorporates teaching best practices and provides an atmosphere to engage and motivate students to learn everything they need to know to pass the GED/HiSET exam. According to a 2022 study by Steven Sprick Schuster and Ben Stickle, "Are Schools in Prison Worth It? The Effects of and Economic Returns to Prison Education", prison education decreases the likelihood of recidivism by 14.8% and increases the likelihood of employment by 6.9%.

In addition, we offer a broad spectrum of career/technical education opportunities to help individuals learn marketable job skills. Our construction trade programs are certified by the National Center for Construction Education and Research, or NCCER. This progressive program has evolved into curricula for more than 70 craft and maintenance areas and a complete series of more than 70 assessments offered in over 6,000 NCCER-accredited training and assessment locations across the United States. Graduates of these programs enter the job market with certified skills that significantly enhance employability. We also offer other effective vocational programs, such as the Persevere and Pivot Tech coding programs discussed more thoroughly below.

We are proud of the educational programs we offer and intend to maintain and continue to develop such programs. Examples of programs and new programming technology we deployed or expanded over the previous two years:

•
In 2023, we deployed a Resident Network, or ResNet, at approximately 20 of our correctional facilities, which involved the installation of a secure controlled network, and the addition of an average of 20 new Microsoft® Surface laptops at each of these sites. With strict security measures in place designed to ensure compliance and public safety, an important component of ResNet is connecting residents to online job skills training, testing and certification. ResNet is now the means by which many of our programs are offered, including our educational and vocational programs, some of which are listed below, and other programs we believe are vital to reentry such as anger management, substance abuse education, and financial literacy.
•
In 2023, we partnered with Re-entry Coaching Academy, or ReCA, a non-profit organization, to offer Life Coaching training and certification for incarcerated individuals at our Saguaro Correctional Facility in Arizona. The program is peer-based, being led by certified life coaches, facilitators, and community leaders with lived experience. Graduates of the program will serve as future Peer Life Coaches at the Saguaro facility.

•
In 2023, we partnered with Our Journey, a non-profit organization led by an individual who has lived experience. Our Journey produces reentry booklets customized for each state. The booklets are written from the lived-experience perspective and use information gathered from focus groups and community networks to develop customized local information. We have partnered with Our Journey to produce these booklets for each state in which we have facilities. In 2023, a booklet for the state of Georgia was completed and a booklet for the state of Tennessee is in process.
•
In 2023, we implemented several additional programs to help prepare returning citizens for life after release, including "2nd Opportunity", a life skills and employment readiness program that we are piloting at our Tallahatchie County Correctional Facility in Mississippi, and Rebound Employment Training, which teaches the skills necessary to become a successful online freelancer or remote worker upon release. We are piloting the Rebound Employment Training program at five facilities. In 2023, we also partnered with Geographic Solutions whose "Virtual One Stop Reentry Employment Opportunities" software system was customized for us and allows incarcerated persons the opportunity to search and apply for current job openings in the communities to which they will be released. The Geographic Solutions program also provides employment readiness and resume building skills and is being piloted at our Jenkins Correctional Center in Georgia with plans of expanding the program to additional facilities.
•
In 2023, we began piloting Steered Straight's "One Step Away" recovery program at our Hardeman County Correctional Facility in Tennessee and at our Cibola County Corrections Facility in New Mexico. Steered Straight is a non-profit organization formed in 2007 and is designed to carry an important message to youth on the extreme dangers of drugs, gang involvement and associated criminal activity. The "One Step Away" program is the organization's prison inmate rehabilitation program that works to reduce drug usage and overdoses, particularly fentanyl, as well as to strengthen incarcerated persons' recovery and aftercare.
•
In 2023, we partnered with Reboot Recovery to offer a peer-led, 12-week research-based PTSD/Trauma and Resiliency program for incarcerated veterans. We piloted the program at four facilities and are now expanding the program to all of our CoreCivic Safety facilities.
•
In 2022, we introduced MaxxContent as a pilot program at each of our Crossroads Correctional Center in Montana, our Lee Adjustment Center in Kentucky, our Red Rock Correctional Center in Arizona, our Trousdale Turner Correctional Center in Tennessee, and our La Palma Correctional Center in Arizona. MaxxContent is a custom online Learning Management System that includes content such as life skills, mental health, financial literacy, GED preparation, communications, workforce skills, and reentry preparation, and is available to students in the education computer labs at each of the pilot program facilities.
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
•
Since 2019, we have partnered with Persevere, a national non-profit organization, to offer offenders at our Trousdale Turner facility an opportunity to learn software coding and job readiness/employability skills specific to the technology field. The partnership with Persevere was expanded to include our Red Rock Correctional Center in 2020 and our Saguaro Correctional Facility in 2021. Both the Red Rock and Saguaro facilities are in Arizona. The instructor-led, self-paced program utilizes both a coding instructor and a Technology Employability Specialist to ensure students are learning the craft and how to obtain and maintain a job in the field, post-incarceration. The program is split into two phases that allows students to become certified Front-end Developers (phase 1) and Full Stack Developers (phase 2) upon completion. In 2022, to further expand our programming in this area, we partnered with Pivot Technology School to pilot Pivot Tech, a technology career program, at our Jenkins facility. Pivot Tech is a five-month "boot camp" style course taught in a classroom setting with instructors participating virtually. Students learn computer coding and data analytics and receive certificates that prepare them for career success upon reentry. We plan to expand the Pivot Tech program to other facilities.

For those with assessed substance abuse disorders, we offer cognitive behavioral evidence-based treatment programs with proven clinical outcomes, such as the Residential Drug Abuse Program. We offer both therapeutic community models and intensive outpatient programs. We also offer drug and alcohol use education/DWI programs at some of our facilities. Our goal in providing substance abuse treatment is to stimulate internal motivation for change and progress through the stages of change so that lasting behavioral change can occur. Our drug and alcohol education programs help participants understand their relationships with drugs and alcohol and the links between drug and alcohol use and crime, as well as equipping participants with information designed to help them make better choices that can lead to healthier relationships in their lives. According to a study by the Florida State University College of Criminology and Criminal Justice, "An Assessment of Substance Abuse Treatment Programs in Florida's Prisons Using a Random Assignment Experimental Design" submitted to the National Institute of Justice, Office of Justice Programs, U.S. Department of Justice, in 2016, inmates who completed addiction treatment in prison have significantly lower recidivism levels regardless of the treatment model used.

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

In 2021, we opened a "Go Further Release" program in the Denver, Colorado area. Go Further Release is a program we developed that provides stabilization services and reentry coaching to individuals being released from our facilities. The program provides "Reach-in" services during the returning citizen's last 90 days of incarceration which are designed to prepare individuals for release and make a connection with a reentry coach that will provide support to them after release. "Stabilization and Reentry Coaching" services are provided during an individual's first 90 days of release and an ongoing community support group is available as long as needed. All services are free of charge. In 2022, we received approval from the Georgia Department of Corrections, or GDOC, to implement a Go Further Release program to support our Coffee, Jenkins, and Wheeler facilities. We are providing this program through a partnership with Life Empowerment Enterprises, a local non-profit organization.

Across the country, our dedicated staff, along with the assistance of thousands of volunteers, work to provide guidance, direction, and post-incarceration services to the men and women in our care. We believe these critical reentry programs help fight the serious challenge of recidivism facing the United States.

Through our community corrections facilities, we provide an array of services to defendants and offenders who are serving their full sentence, the last portion of their sentence, waiting to be sentenced, or awaiting trial while supervised in a community environment. We offer housing and programs with a key focus on employment, job readiness, life skills and various substance abuse treatment programs, in order to help offenders successfully reenter their communities and reduce the risk of recidivism. For example, some of our community corrections facilities have community networking programs, like those at our Cheyenne Transitional Center in Wyoming, to help residents connect with community members and match them with jobs. Our staff takes an active role in going into the community and creating collaborative relationships with employers to assist residents when they first arrive at our facility and provide support for a smoother transition in job seeking. Beginning in 2022, our programs in the state of Colorado partnered with a financial institution to conduct classes with our residents on financial wellness, including the importance of having a savings account, the importance of, and how to establish, credit, and how to establish a bank account. In addition, in 2023, 24 residents at our CAI Ocean View facility in California received a "Certificate of Completion in Money Smarts and Transitional Skills". The classes are taught by our Employment Specialist and Program Facilitator at the Ocean View facility and are offered to all residents on a daily basis. The Ocean View facility has also partnered with the San Diego City College to offer residents classes in Forklift Operation, Auto Mechanics, and Carpentry. Also in 2023, we partnered with Coastline and Career Expansion, Inc. at our CAI Boston Avenue facility in California to provide a training program in workforce development, construction, utilities, energy and safety. Students learn skills from basic industry awareness to Occupational Safety and Health Administration, or OSHA, requirements in this five-week, on-site program. They also learn how to properly use hand and power tools, and how to safely handle construction materials. Upon completion, students receive an industry-recognized certificate. In some of our community corrections facilities, we offer housing and program services to parolees who have completed their sentence but lack a viable reentry plan. Through a focus on employment and skill development, we provide a means for these parolees to successfully reintegrate into their communities.

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

Further underscoring our long-term commitment to reducing recidivism, since October 2017, we have maintained a nationwide initiative to advocate for a range of government policies that will help formerly incarcerated people successfully reenter society and stay out of prison. As part of this continued initiative, we apply government relations resources and expertise to advocate for the following policies:

•
"Ban-the-Box" proposals to help improve former inmates' chances at getting a job;
•
Reduced legal barriers to make it easier and less risky for companies to hire former incarcerated individuals;
•
Increased funding for reentry programs in areas such as education, addiction treatment, faith-based offerings, victim impact and post-release employment; and
•
Social impact bond pilot programs that tie contractor payments to positive outcomes.

In 2020, we announced that we will publicly advocate at the federal and state levels for a slate of new policies that will help people succeed in their communities after being released from prison. Specifically, we pledged our support for Pell Grant Restoration, Voting Rights Restoration and Licensure Reform Policies. Also in 2020, we began a partnership with, and continue to invest in, Prison Fellowship, a leading advocate for criminal justice reform serving formerly incarcerated individuals and their family members. Through a network of programming and advocacy efforts, the organization seeks to effect positive change at every level of the criminal justice system. We have committed to a multi-year partnership in Prison Fellowship's First Chance Network, or FCN. Serving over 230,000 children annually, the FCN addresses persistent gaps in opportunity for children who have incarcerated parents and seeks to create a trajectory toward healthy life outcomes and prevent youth justice involvement.

Advocacy for Pell Grant Restoration is an extension of our longtime commitment to providing educational opportunities in our facilities, as research consistently shows that educational attainment can significantly reduce an incarcerated person's likelihood of recidivating. Currently, CoreCivic has working partnerships with fifteen colleges and institutions of higher learning nationwide to facilitate provision of post-secondary educational opportunities in various facilities. We continue to pursue opportunities to expand this network and the facilities in which these services are offered.

Supporting policies that advance the expansion of reentry programs aligns closely with our ongoing efforts to assess and expand reentry-focused programming in our facilities. To that end, we actively engage subject matter experts and practitioners, including formerly incarcerated individuals who bring valuable, lived experiences that better inform innovations and enhancements to those programmatic offerings.

We believe that as successful as we may be with our work inside our facilities, incarcerated individuals still face embedded societal barriers and collateral consequences when they return to their communities. Supporting recidivism-reducing policies is one way we can bridge the gap and give the men and women entrusted in our care a better opportunity at never returning to prison.

Operating guidelines.

The American Correctional Association, or ACA, is an independent organization comprised of corrections professionals that establishes accreditation standards for correctional and detention facilities around the world. Outside agency standards, such as those established by the ACA, provide us with the industry's most widely accepted operational guidelines. ACA accredited facilities must be audited and re-accredited at least every three years. We have sought and received ACA accreditation for 33, or approximately 97%, of the eligible facilities we operated as of December 31, 2023, excluding our residential reentry facilities. During 2023, 12 of the facilities we manage were newly accredited or re-accredited by the ACA with an average score of 99.6%, making our portfolio average 99.6%.

Beyond the standards provided by the ACA, our facilities are operated in accordance with a variety of company and facility-specific policies and procedures, as well as various contractual requirements. Many of these policies and procedures reflect the high standards generated by a number of sources, including the ACA, the National Commission on Correctional Healthcare, OSHA, as well as federal, state, and local government codes and regulations and longstanding correctional procedures.

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

The QAD employs a team of full-time auditors, who are subject matter experts from all major disciplines within institutional operations. Annually, QAD auditors generally conduct unannounced on-site evaluations of each CoreCivic Safety facility we operate using specialized audit tools, typically containing approximately 1,350 audit indicators across all major operational areas. In most instances, these audit tools are tailored to facility and partner specific requirements. In addition, audit teams provide guidance to facility staff on operational best practices and assist staff with addressing specific areas of need, such as meeting requirements of new partner contracts and providing detailed training on compliance requirements for new departmental managers.

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

In addition to our own internal audit and contract compliance efforts, we are also subject to oversight by our government partners. As part of their standard monitoring and compliance programs, approximately 71% of our federal and state government partners typically conduct formal contract-compliance audits and inspections at least annually at CoreCivic Safety facilities. In addition to these annual audits of our facilities, many partners conduct additional area-specific operational audits and inspections on a more frequent basis, including monthly, quarterly, and semi-annually. Some of these audits and facility inspections by our partners are conducted on an unannounced basis. In 2023, our government partners conducted approximately 220 annual, semi-annual, quarterly, and monthly compliance audits and inspections at our CoreCivic Safety facilities. In addition, the majority of our federal and state government partners employ on-site contract monitors who monitor performance and contract compliance at our facilities on a full- or part-time basis. In 2023, 94% of the CoreCivic Safety facilities we manage had an assigned contract monitor.

Business Development

We believe we own, or control via a long-term lease, approximately 56% of all privately owned prison beds in the United States, manage nearly 38% of all privately managed prison beds in the United States, and are currently the second largest private owner and provider of community corrections services in the nation. Under the direction of our partnership development department, we market our facilities and services to government agencies responsible for federal, state, and local correctional, detention, and residential reentry facilities in the United States. With 2023 occupancy in our Safety and Community segments of 72%, including idle correctional and residential reentry facilities during the period they were idle, we have the capacity to grow earnings and cash flows without the need to deploy significant capital. At December 31, 2023, we also had a 2,400-bed idle facility in our Properties segment that could generate additional earnings and cash flow if we are able to enter into an agreement to utilize the facility. Under the direction of our innovation department, we also intend to continue to pursue new development opportunities in our Properties segment, to meet the need to modernize outdated correctional infrastructure across the country, and explore potential opportunities to expand the scope of non-residential correctional alternatives we provide in our Community segment. We will also respond to customer demand and may develop or expand correctional and detention facilities when we believe potential long-term returns justify the capital deployment.

We execute cross-departmental efforts to market CoreCivic Safety solutions to government partners that seek corrections and detention management services, CoreCivic Community solutions to government partners seeking residential reentry services, and CoreCivic Properties solutions to customers that need correctional real estate and maintenance services. Our flexible business model enables our customers to utilize our real estate assets to suit their needs, which can result in facilities moving among our Safety, Community, and Properties segments.

Business from our federal customers, including primarily ICE, the USMS, and the BOP, constituted 52%, 54%, and 56% of our total revenue during 2023, 2022, and 2021, respectively. Business from our federal customers continues to be a significant component of our business, although the source of revenue is derived from many contracts at various types of properties (i.e., correctional, detention, and reentry). ICE (30%, 29%, and 30% during 2023, 2022, and 2021, respectively) and the USMS (21%, 22%, and 23% during 2023, 2022 and 2021, respectively) each accounted for 10% or more of our total revenue during the last three years.

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

On January 26, 2021, President Biden issued the Private Prison EO. The Private Prison EO directs the Attorney General to not renew DOJ contracts with privately operated criminal detention facilities. Two agencies of the DOJ, the BOP and the USMS, utilize our services. The BOP houses inmates who have been convicted, and the USMS is generally responsible for detainees who are awaiting trial. The BOP has experienced a steady decline in inmate populations over the last decade, a trend that was accelerated by the COVID-19 pandemic. Our remaining prison contract with the BOP at the 1,978-bed McRae Correctional Facility expired on November 30, 2022 and was not renewed. Following the non-renewal of the BOP contract in 2022 and our sale of the McRae facility to the state of Georgia in August 2022, we no longer operate any prison contracts for the BOP. The Private Prison EO only applies to agencies that are part of the DOJ, which includes the BOP and USMS. ICE facilities are not covered by the Private Prison EO, as ICE is an agency of the Department of Homeland Security, or DHS, not the DOJ. For the year ended December 31, 2023, USMS and ICE accounted for 21% ($400.4 million) and 30% ($565.5 million), respectively, of our total revenue. For the year ended December 31, 2022, USMS and ICE accounted for 22% ($403.9 million) and 29% ($527.3 million), respectively, of our total revenue. For the year ended December 31, 2021, USMS and ICE accounted for 23% ($433.6 million) and 30% ($552.2 million), respectively, of our total revenue.

Unlike the BOP, the USMS does not own detention capacity and relies on the private sector, along with various government agencies, for its detainee population. We currently have two detention facilities that have direct contracts with the USMS. Because of the lack of alternative bed capacity, one of the contracts was renewed upon its expiration in September 2023, and now expires in September 2028. The second direct contract expires in September 2025. It is too early to predict the outcome of the expiration of the contract scheduled to expire in September 2025, and future developments could occur prior to the scheduled expiration date.

In March 2020, the World Health Organization declared the outbreak of COVID-19 as a pandemic. As a result, in the first quarter of 2020, the federal government decided to deny entry at the United States southern border to asylum-seekers and anyone crossing the southern border without proper documentation or authority in an effort to contain the spread of COVID-19, a policy known as Title 42. This policy resulted in a reduction to the number of people ICE detained, including in our detention facilities. The financial impact was somewhat mitigated by fixed monthly payments from ICE at certain of our facilities, to ensure ICE has adequate bed capacity in the event of a surge in the future. Based on COVID-19 trends, the Department of Health and Human Services allowed Title 42 to expire on May 11, 2023, which has resulted in an increase in the number of undocumented people permitted to enter the United States claiming asylum, and has resulted in an increase in the number of people apprehended and detained by ICE. Due to fixed payments under many of our federal contracts, the increase in residential populations does not result in a proportionate increase in our financial results at such facilities until populations clear the fixed payment levels for certain bed capacity. Residential populations under certain of our federal contracts largely cleared the minimum compensated bed total associated with fixed payments during the second half of 2023. During 2022, revenue from ICE was $527.3 million compared to $579.5 million during 2019, prior to the implementation of Title 42. During 2023, revenue from ICE was $565.5 million. Revenue from ICE increased at facilities other than our La Palma facility by $71.4 million from 2022 due to increased occupancy and the impact of per diem increases at certain facilities. During 2022, revenue from ICE at our La Palma facility was $33.2 million. This facility was transitioned from an ICE population to a population from the state of Arizona throughout 2022, with the offender intake process being substantially completed during the fourth quarter of 2022.

Federal revenues from contracts at correctional, detention, and residential reentry facilities that we operate increased 0.1% from $994.7 million during 2022 to $995.2 million during 2023. The increase in federal revenues was primarily a result of increased occupancy and per diem increases at certain facilities. The increase in federal revenues resulting from these factors was partially offset by the impact of the aforementioned expiration of the contract with the BOP at the McRae facility, which resulted in a reduction in federal revenues of $37.8 million (2% of our total revenue) and as a result of the transition at our La Palma facility from an ICE population to the state of Arizona throughout 2022, as further described in "Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations", or MD&A.

State revenues from contracts at correctional, detention, and residential reentry facilities that we operate constituted 39%, 36%, and 32% of our total revenue during 2023, 2022, and 2021, respectively, and increased 10.4% from $669.2 million during 2022 to $738.6 million during 2023. The state of Tennessee is our largest state customer, accounting for 10% of our total revenue during 2023, with no other state customer generating 10% or more of our total revenue. State revenues increased primarily as a result of the new management contract with the state of Arizona at our La Palma facility for up to 2,706 inmates, as the state transferred inmate populations from public sector facilities into our La Palma facility. We began receiving inmates from the state of Arizona in April 2022, and as of December 31, 2023, we cared for approximately 2,200 inmates from the state of Arizona at this facility, as further described in MD&A. State revenue at the La Palma facility increased $48.9 million during 2023 compared with 2022. State revenues also increased as a result of per diem increases under a number of our state contracts, as many of our state partners have recognized the need to provide additional funding to address increases in the wages of our employees.

We believe the long-term growth opportunities of our business remain attractive as government agencies consider their emergent needs, as well as the efficiency and offender programming opportunities we provide as flexible solutions to satisfy our partners' needs. We have also been in discussions with several state and county government agencies that have experienced challenges in staffing their public-sector facilities and are seeking solutions from the private sector. Further, several of our existing government partners, as well as prospective government partners, have been experiencing growth in offender populations and overcrowded conditions, as well as an increase in violent crime. Governments are continuing to assess their need for correctional space, and several are continuing to consider alternative correctional capacity for their aged or inefficient infrastructure, or are seeking cost savings by utilizing the private sector, which could result in increased future demand for the solutions we provide. For example, on September 25, 2023, we announced that we signed a new management contract with Hinds County, Mississippi to care for up to 250 adult male pre-trial detainees at our 2,672-bed Tallahatchie County Correctional Facility in Tutwiler, Mississippi. The initial contract term is for two years, which may be extended for an additional year upon mutual agreement. In addition, on November 16, 2023, we announced that we signed a new management contract with the state of Wyoming to care for up to 240 male inmates at the Tallahatchie facility. The term of the new contract runs through June 30, 2026. Also on November 16, 2023, we announced that we signed a new contract with Harris County, Texas, to care for up to 360 male inmates at the Tallahatchie facility. Upon mutual agreement, Harris County may access an additional 360 beds at the facility. The initial contract term began on December 1, 2023, and is scheduled to expire on November 30, 2024. However, the contract may be extended at Harris County's option for up to four additional one-year terms. In addition to the recent contracts with Hinds County, the state of Wyoming, and Harris County, we currently care for residents from the USMS, Vermont, South Carolina, the U.S. Virgin Islands, and Tallahatchie County at the Tallahatchie facility, which demonstrates the flexible solutions that we provide. On November 14, 2023, we announced that we signed a new management contract with the state of Montana to care for up to 120 inmates at our 1,896-bed Saguaro Correctional Facility in Eloy, Arizona. The new contract is scheduled to expire on October 31, 2025, and may be extended by mutual agreement for a total term of up to seven years. We currently care for residents from the state of Hawaii and the state of Idaho at the Saguaro facility. We also manage the fully occupied company-owned Crossroads Correctional Center in Shelby, Montana for the state of Montana pursuant to a separate management contract.

Further, in December 2021, the state of Arizona awarded us a new contract for up to 2,706 inmates at our 3,060-bed La Palma Correctional Center in Arizona, which commenced in April 2022. We are not aware of a larger prison contract awarded to the private sector by any state in over a decade. In August 2022, we completed the sale of the 1,978-bed McRae Correctional Facility to the Georgia Building Authority in order to update its aged and inefficient public sector correctional infrastructure. Competing budget priorities often impede our customers' ability to construct new prison beds of their own or update their older facilities, which we believe could result in further demand for private sector prison capacity solutions in the long-term.

Following our first priority of debt reduction, which may include the purchase of our outstanding debt in open market transactions, privately negotiated transactions or otherwise, we expect to allocate a substantial portion of our free cash flow to returning capital to our shareholders, which could include share repurchases and/or future dividends, and pursuing alternative growth opportunities. We believe the revocation of our REIT election and conversion to a taxable C Corporation, effective January 1, 2021, provides us with significantly more liquidity and financial flexibility, which enables us to reduce our reliance on the capital markets and enabled us to reduce the size of our Bank Credit Facility. We believe that we can further develop our business by, among other things:

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

2023 Accomplishments

In spite of the continued challenges presented by the actions in response to COVID-19 and the challenging labor market in 2023, we renewed several significant contracts and completed numerous other transactions and milestones, including the following:

CoreCivic Safety:

•
Renewed all of the 18 management contracts scheduled to expire during 2023.
•
Entered into a new management contract with Hinds County, Mississippi to care for up to 250 adult male pre-trial detainees at our Tallahatchie County Correctional Facility in Tutwiler, Mississippi.
•
Entered into a new management contract with the state of Wyoming to care for up to 240 male inmates at the Tallahatchie County Correctional Facility.
•
Entered into a new management contract with Harris County, Texas, to care for up to 360 male inmates at the Tallahatchie County Correctional Facility.
•
Entered into a new management contract with the state of Montana to care for up to 120 inmates at our 1,896-bed Saguaro Correctional Facility in Eloy, Arizona.
•
Served our customer's unique surge in demand by accommodating and managing an average daily ICE population that more than doubled following the expiration of Title 42 in May 2023.
•
Deployed ResNet at approximately 20 of our correctional facilities, which involved the installation of a secure controlled network, and the addition of an average of 20 new Microsoft® Surface laptops at each of these sites. With strict security measures in place designed to ensure compliance and public safety, an important component of ResNet is connecting residents to online job skills training, testing and certification. ResNet is now the means by which many of the programs we have in place are offered, including our educational and vocational programs and other programs we believe are vital to reentry such as anger management, substance abuse education and financial literacy.
•
Partnered with ReCA, a non-profit organization, to offer Life Coaching training and certification for incarcerated individuals at our Saguaro facility in Arizona. Graduates of the program will serve as future Peer Life Coaches at the Saguaro facility.
•
Partnered with Our Journey, a non-profit organization led by an individual who has lived experience to produce reentry booklets for each state in which we have facilities. In 2023, a booklet for the state of Georgia was completed and a booklet for the state of Tennessee is in process.
•
Implemented several additional programs to help prepare returning citizens for life after release, including "2nd Opportunity", a life skills and employment readiness program, and Rebound Employment Training, which teaches the skills necessary to become a successful online freelancer or remote worker upon release. We also partnered with Geographic Solutions whose "Virtual One Stop Reentry Employment Opportunities" software system provides employment readiness and resume building skills and was customized for us to allow incarcerated persons the opportunity to search and apply for current job openings in the communities to which they will be released.
•
Began piloting Steered Straight's "One Step Away" rehabilitation and recovery program at our Hardeman County Correctional Facility in Tennessee and at our Cibola County Corrections Facility in New Mexico to reduce drug usage, particularly fentanyl, and all overdoses, as well as to strengthen incarcerated persons' recovery and aftercare.
•
Partnered with Reboot Recovery to offer a peer-led, 12-week research-based PTSD/Trauma and Resiliency program for incarcerated veterans. We piloted the program at four facilities and are now expanding the program to all of our facilities.
•
Deployed the first in-facility Medication Assisted Treatment, or MAT, program at our Tallahatchie County Correctional facility for residents under the state of Vermont's jurisdiction and also at our Saguaro Correctional Facility for residents under the state of Montana's jurisdiction. MAT is the use of medications in combination with counseling and behavioral therapies, which is effective in the treatment of opioid use disorders and can help some people to sustain recovery.

•
Launched "BriefCam", an AI-based camera solution designed to assist with monitoring risk areas at our facilities.
•
Launched "Remote Vital Signs Monitoring" in certain facilities designed to fight overdose and suicide-related risks by providing constant monitoring of an individual while in a designated area.
•
Our Librarian at the Trousdale Turner Correctional Center in Tennessee was selected as the 2023 winner of the "Exceptional Service Award" by the American Library Association. She was selected because of her noteworthy contributions to expand resources and literature at the Trousdale Turner facility.
•
Our Warden at the Northeast Ohio Correctional Center received the North American Association of Wardens and Superintendents 2023 "Warden of the Year" award. The award recognizes a warden who has gone the extra mile to solve problems in their organization, involve themselves in community and local organizations, and mentor in the development of others.

CoreCivic Community:

•
Renewed all of the 16 management contracts scheduled to expire during 2023.
•
Twenty-four residents at our CAI Ocean View facility in California received a "Certificate of Completion in Money Smarts and Transitional Skills".
•
Partnered with the San Diego City College to offer classes in Forklift Operation, Auto Mechanics, and Carpentry to residents at our Ocean View facility.
•
Partnered with Coastline and Career Expansion, Inc. at our CAI Boston Avenue facility in California to provide a training program in workforce development, construction, utilities, energy and safety. Students learn skills from basic industry awareness to OSHA requirements in this five-week, on-site program. They also learn how to properly use hand and power tools, and how to safely handle construction materials. Upon completion, students receive an industry-recognized certificate.

CoreCivic Properties:

•
Entered into a lease agreement with the Oklahoma Department of Corrections, or ODC, for our 1,670-bed Allen Gamble Correctional Center (formerly known as the Davis Correctional Facility). The new lease agreement includes a base term that commenced on October 1, 2023, with a scheduled expiration date of June 30, 2029, and unlimited two-year renewal options. We previously operated the Allen Gamble facility in our Safety segment under a management contract with the ODC. The management contract was scheduled to expire on June 30, 2023. However, effective July 1, 2023, we entered into a 90-day contract extension for the management contract, after which time, operations of the Allen Gamble facility transferred from us to the ODC in accordance with the new lease agreement. The new lease agreement meets the needs of our customer while providing us with more stable cash flows and enhanced profitability.
•
Completed the sale of three residential reentry centers, generating net sales proceeds of $10.3 million.

Corporate and Other:

•
Amended and extended our Third Amended and Restated Credit Agreement, or the Previous Bank Credit Facility, by entering into a Fourth Amended and Restated Credit Agreement, or the New Bank Credit Facility, in an aggregate principal amount of $400.0 million, consisting of a $125.0 million term loan (previously $100.0 million under the Previous Bank Credit Facility), or the Term Loan, and a revolving credit facility with a borrowing capacity of $275.0 million (previously $250.0 million under the Previous Bank Credit Facility), or the Revolving Credit Facility. The New Bank Credit Facility extends the maturity to October 2028 from the May 2026 maturity under the Previous Bank Credit Facility. The New Bank Credit Facility and the Previous Bank Credit Facility are together referred to herein as the Bank Credit Facility.
•
Purchased $21.0 million of our 8.25% senior unsecured notes with a maturity date of April 2026 and $6.9 million of our 4.75% senior unsecured notes with a maturity date of October 2027 at a weighted average purchase price of approximately 97% of par through open market purchases.

•
Redeemed in full our 4.625% senior unsecured notes that remained outstanding, amounting to $153.8 million, on February 1, 2023. The notes, with an original principal amount of $350.0 million, were originally scheduled to mature in May 2023.
•
Repurchased a total of 3.5 million common shares at a total cost of $38.1 million, or $10.97 per share, under our existing share repurchase program.
•
Named a 2023 Middle Tennessee Top Workplace by "The Tennessean", making us one of just 117 companies to make the 2023 list. The top workplaces award is based solely on employee feedback gathered through a third-party survey. The confidential survey uniquely measures 15 culture drivers that are critical to the success of any organization, including alignment, execution, and connection.

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

Our CoreCivic Safety and Community facilities can also be classified according to their primary function. The primary functional categories are:

•
Correctional Facilities. Correctional facilities care for and provide contractually agreed upon programs and services primarily to sentenced adult prisoners, typically prisoners on whom a sentence in excess of one year has been imposed.
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

As of December 31, 2023, through our CoreCivic Safety segment, we operated 43 correctional and detention facilities, 39 of which we owned and managed and four of which we managed and were owned by our government partners. Through our CoreCivic Community segment, we also owned and managed 23 residential reentry centers. Owned and managed facilities include facilities placed into service that we own or control via a long-term lease and manage. The following table includes certain information regarding each facility, including the term of the primary customer contract related to such facility.

Facility Name	Primary Customer	Design Capacity (A)	Security Level	Facility Type (B)	Term	Remaining Renewal Options (C)
CoreCivic Safety Facilities:

Safety - Owned and Managed:
Central Arizona Florence Correctional Complex	USMS	4,128	Multi	Detention	Sep-28	—
Florence, Arizona

Eloy Detention Center	ICE	1,500	Medium	Detention	Jun-28	Indefinite
Eloy, Arizona

La Palma Correctional Center	State of Arizona	3,060	Multi	Correctional	Apr-27	(1) 5 year
Eloy, Arizona

Red Rock Correctional Center (D)	State of Arizona	2,024	Medium	Correctional	Jul-26	(2) 5 year
Eloy, Arizona

Saguaro Correctional Facility	State of Hawaii	1,896	Multi	Correctional	Jul-24	(2) 1 year
Eloy, Arizona

Leo Chesney Correctional Center	Idled 2015	240	—	—	—	—
Live Oak, California

Otay Mesa Detention Center	ICE	1,994	Minimum/	Detention	Dec-24	(2) 5 year
San Diego, California			Medium

Bent County Correctional Facility	State of Colorado	1,420	Medium	Correctional	Jun-24	(2) 1 year
Las Animas, Colorado

Crowley County Correctional Facility	State of Colorado	1,794	Medium	Correctional	Jun-24	(2) 1 year
Olney Springs, Colorado

Huerfano County Correctional Center	Idled 2010	752	Medium	Correctional	—	—
Walsenburg, Colorado

Kit Carson Correctional Center	Idled 2016	1,488	Medium	Correctional	—	—
Burlington, Colorado

Coffee Correctional Facility (E)	State of Georgia	2,312	Medium	Correctional	Jun-24	(10) 1 year
Nicholls, Georgia

Jenkins Correctional Center (E)	State of Georgia	1,124	Medium	Correctional	Jun-24	(11) 1 year
Millen, Georgia

Stewart Detention Center	ICE	1,752	Medium	Detention	Indefinite	—
Lumpkin, Georgia

Wheeler Correctional Facility (E)	State of Georgia	2,312	Medium	Correctional	Jun-24	(10) 1 year
Alamo, Georgia

Midwest Regional Reception Center	Idled 2021	1,033	Multi	Detention	—	—
Leavenworth, Kansas

Lee Adjustment Center	Commonwealth of	816	Multi	Correctional	Jun-25	(3) 2 year
Beattyville, Kentucky	Kentucky

Facility Name	Primary Customer	Design Capacity (A)	Security Level	Facility Type (B)	Term	Remaining Renewal Options (C)

Marion Adjustment Center	Idled 2013	826	Minimum/	Correctional	—	—
St. Mary, Kentucky			Medium

Prairie Correctional Facility	Idled 2010	1,600	Medium	Correctional	—	—
Appleton, Minnesota

Adams County Correctional Center	ICE	2,232	Medium	Detention	Aug-24	Indefinite
Adams County, Mississippi

Tallahatchie County Correctional Facility (F)	USMS	2,672	Multi	Correctional	Jun-24	Indefinite
Tutwiler, Mississippi

Crossroads Correctional Center (G)	State of Montana	664	Multi	Correctional	Jun-25	(2) 2 year
Shelby, Montana

Nevada Southern Detention Center	USMS	1,072	Medium	Detention	Sep-25	(1) 5 year
Pahrump, Nevada

Elizabeth Detention Center	ICE	300	Minimum	Detention	Feb-24	(1) 6 month
Elizabeth, New Jersey

Cibola County Corrections Center	USMS	1,129	Medium	Detention	Indefinite	—
Milan, New Mexico

Torrance County Detention Facility	ICE	910	Multi	Detention	May-24	Indefinite
Estancia, New Mexico

Lake Erie Correctional Institution (H)	State of Ohio	1,798	Medium	Correctional	Jun-32	Indefinite
Conneaut, Ohio

Northeast Ohio Correctional Center	State of Ohio	2,016	Medium	Correctional	Jun-24	Indefinite
Youngstown, Ohio

Cimarron Correctional Facility	USMS	1,600	Multi	Detention	Sep-25	Indefinite
Cushing, Oklahoma

Diamondback Correctional Facility	Idled 2010	2,160	Multi	Correctional	—	—
Watonga, Oklahoma

Trousdale Turner Correctional Center	State of Tennessee	2,552	Multi	Correctional	Jun-26	—
Hartsville, Tennessee

West Tennessee Detention Facility	Idled 2021	600	Multi	Detention	—	—
Mason, Tennessee

Whiteville Correctional Facility (I)	State of Tennessee	1,536	Medium	Correctional	Jun-26	—
Whiteville, Tennessee

Eden Detention Center	USMS	1,422	Medium	Detention	Indefinite	—
Eden, Texas

Facility Name	Primary Customer	Design Capacity (A)	Security Level	Facility Type (B)	Term	Remaining Renewal Options (C)

Houston Processing Center	ICE	1,000	Medium	Detention	Aug-24	(6) 1 year
Houston, Texas

Laredo Processing Center	ICE	258	Minimum/	Detention	Feb-24	Indefinite
Laredo, Texas			Medium

South Texas Family Residential Center	ICE	2,400	—	Residential	Sep-26	Indefinite
Dilley, Texas

T. Don Hutto Residential Center	ICE	512	Medium	Detention	Jul-24	(6) 1 year
Taylor, Texas

Webb County Detention Center	ICE	480	Medium	Detention	Feb-24	Indefinite
Laredo, Texas

Safety - Managed Only:
Citrus County Detention Facility	Citrus County, FL	760	Multi	Detention	Sep-30	(2) 5 year
Lecanto, Florida

Lake City Correctional Facility	State of Florida	893	Medium	Correctional	Jun-24	Indefinite
Lake City, Florida

Hardeman County Correctional Facility	State of Tennessee	2,016	Medium	Correctional	Jun-25	(1) 2 year
Whiteville, Tennessee

South Central Correctional Center	State of Tennessee	1,676	Medium	Correctional	Jun-25	—
Clifton, Tennessee

Total design capacity for CoreCivic Safety Facilities		64,729

Facility Name	Primary Customer	Design Capacity (A)	Security Level	Facility Type (B)	Term	Remaining Renewal Options (C)

CoreCivic Community Facilities:

CAI Boston Avenue	State of California	120	—	Community	Jun-24	—
San Diego, California				Corrections

CAI Ocean View	BOP	483	—	Community	Aug-24	(2) 1 year
San Diego, California				Corrections

Adams Transitional Center	Adams County	102	—	Community	Jun-24	Indefinite
Denver, Colorado				Corrections

Arapahoe Community Treatment Center	Arapahoe County	135	—	Community Corrections	Jun-24	—
Englewood, Colorado

Centennial Community Transition Center	Arapahoe County	107	—	Community Corrections	Jun-24	—
Englewood, Colorado

Columbine Facility	Idled 2020	60	—	Community	—	—
Denver, Colorado				Corrections

Commerce Transitional Center	Adams County	136	—	Community	Jun-24	Indefinite
Commerce City, Colorado				Corrections

Dahlia Facility*	Denver County	120	—	Community	Jun-24	—
Denver, Colorado				Corrections

Longmont Community Treatment Center	Boulder County	69	—	Community Corrections	Jun-24	(1) 6 month
Longmont, Colorado

South Raleigh Reentry Center	BOP	60	—	Community	Sep-24	(3) 1 year
Raleigh, North Carolina				Corrections

Oklahoma Reentry Opportunity Center	BOP	494	—	Community	Jan-25	(1) 1 year
Oklahoma City, Oklahoma				Corrections

Tulsa Transitional Center	Idled 2020	390	—	Community	—	—
Tulsa, Oklahoma				Corrections

Turley Residential Center	BOP	289	—	Community	Jan-25	(1) 1 year
Tulsa, Oklahoma				Corrections

Austin Residential Reentry Center	BOP	116	—	Community	Aug-24	—
Del Valle, Texas				Corrections

Austin Transitional Center	State of Texas	460	—	Community	Aug-25	(3) 1 year
Del Valle, Texas				Corrections

Corpus Christi Transitional Center	State of Texas	160	—	Community	Aug-25	(1) 2 year
Corpus Christi, Texas				Corrections

Facility Name	Primary Customer	Design Capacity (A)	Security Level	Facility Type (B)	Term	Remaining Renewal Options (C)

Dallas Transitional Center	State of Texas	300	—	Community	Aug-25	(3) 1 year
Hutchins, Texas				Corrections

El Paso Multi-Use Facility	State of Texas	360	—	Community	Aug-25	(3) 1 year
El Paso, Texas				Corrections

El Paso Transitional Center	State of Texas	224	—	Community	Aug-25	(3) 1 year
El Paso, Texas				Corrections

Fort Worth Transitional Center	State of Texas	248	—	Community	Aug-25	(3) 1 year
Fort Worth, Texas				Corrections

Ghent Residential Reentry Center	BOP	36	—	Community	Aug-24	(3) 1 year
Norfolk, Virginia				Corrections

James River Residential Reentry Center	BOP	84	—	Community Corrections	Aug-24	(3) 1 year
Newport News, Virginia

Cheyenne Transitional Center	State of Wyoming	116	—	Community	Jun-24	(2) 1 year and
Cheyenne, Wyoming				Corrections		(1) 1 year

Total design capacity for CoreCivic Community Facilities		4,669

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
(B)
We manage numerous facilities that have more than a single function (i.e., housing both long-term sentenced adult prisoners and pre-trial detainees). The primary functional categories into which facility types are identified were determined by the relative size of offender populations in a particular facility on December 31, 2023. If, for example, a 1,000-bed facility cared for 900 adult offenders with sentences in excess of one year and 100 pre-trial detainees, the primary functional category to which it would be assigned would be that of correctional facilities and not detention facilities. It should be understood that the primary functional category to which multi-user facilities are assigned may change from time to time.
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
(G)
The state of Montana has an option to purchase the facility generally at any time during the term of the contract with us at fair market value.
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

CoreCivic Properties

Through our CoreCivic Properties segment, we owned 6 correctional facilities held for lease to third-party operators. The following table includes certain information regarding each property.

Property Name	Primary Customer	Design Capacity	Square Footage	Lease Expiration	Remaining Renewal Options (A)

California City Correctional Center (B)	State of California	2,560	522,000	Mar-24	NA
California City, California

Lansing Correctional Facility	State of Kansas	2,432	401,000	Jan-40	NA
Lansing, Kansas

Southeast Correctional Complex (C)	Commonwealth of	656	127,000	Jun-30	(5) 2 year
Wheelwright, Kentucky	Kentucky

Northwest New Mexico Correctional Center	State of New Mexico	596	188,000	Oct-24	(6) 3 year
Grants, New Mexico

Allen Gamble Correctional Center	State of
Holdenville, Oklahoma	Oklahoma	1,670	288,757	Jun-29	Indefinite

North Fork Correctional Facility	Idled 2023	2,400	466,000	—	—
Sayre, Oklahoma

		10,314	1,992,757

(A)
Remaining renewal options represents the number of renewal options, if applicable, and the term of each option renewal.
(B)
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

Largest Private Owner of Correctional and Detention Facilities. As of December 31, 2023, we owned, or controlled via a long-term lease, approximately 14.6 million square feet of real estate, all used directly or indirectly by government agencies. Our complementary set of business assets provide critical infrastructure and services under contracts with federal, state, and local government agencies that generally have credit ratings of single-A or better, which also contributes to our steady, predictable cash flows.

In our CoreCivic Safety segment, we own, or control via a long-term lease, 12.0 million square feet of real estate used to provide innovative, comprehensive, flexible, turn-key correctional and detention services to federal, state and local government agencies. As of December 31, 2023, our CoreCivic Safety segment operated 43 facilities, 39 of which we owned, with a total design capacity of 64,729 beds, making us the nation's largest private prison owner and one of the largest prison operators in the United States. Eight facilities in our Safety segment, containing 8,699 beds, are currently idle and available for growth opportunities. Our CoreCivic Safety segment generated 84.7% of our total segment net operating income during 2023.

In our CoreCivic Community segment, we own, or control via a long-term lease, 0.5 million square feet of real estate representing, as of December 31, 2023, 23 residential reentry centers with a design capacity of 4,669 beds, making us the second largest community corrections owner and operator in the United States. Two of our residential reentry centers, containing 450 beds, were idle as of December 31, 2023. Our CoreCivic Community segment generated 5.2% of our total segment net operating income during 2023.

In our CoreCivic Properties segment, as of December 31, 2023, we owned 2.0 million square feet of correctional real estate representing 6 properties with a total design capacity of 10,314 beds. One facility in our Properties segment, containing 2,400 beds, is currently idle and available for growth opportunities. Our CoreCivic Properties segment generated 10.1% of our total segment net operating income during 2023.

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

Available Beds within Our Existing Facilities. We currently have 10,859 beds at eight correctional and detention facilities that are vacant and immediately available to use. We are actively engaged in marketing this available capacity as solutions to meet the needs of potential customers. Historically, we have been successful in identifying opportunities to utilize our inventory of available beds. Occupancy rates at our facilities were negatively impacted by COVID-19, and we have been focused on filling available capacity within our existing facilities. As available capacity within existing operating facilities is utilized, we believe increasing demand will result in the utilization of idle bed capacity. We also believe the scarcity in supply of available public sector beds, increases in the cost of constructing new facilities, and challenges in financing new correctional facilities in the public sector will result in an increase in the value of our portfolio and the utilization of our idle bed capacity over the long-term.

Our available bed capacity can also be used for emergent needs. For example, on September 25, 2023, we announced that we signed a new management contract with Hinds County, Mississippi to care for up to 250 adult male pre-trial detainees at our 2,672-bed Tallahatchie County Correctional Facility in Tutwiler, Mississippi. The initial contract term is for two years, which may be extended for an additional year upon mutual agreement. In addition, on November 16, 2023, we announced that we signed a new management contract with the state of Wyoming to care for up to 240 male inmates at the Tallahatchie facility. The term of the new contract runs through June 30, 2026. Also on November 16, 2023, we announced that we signed a new contract with Harris County, Texas, to care for up to 360 male inmates at the Tallahatchie facility. Upon mutual agreement, Harris County may access an additional 360 beds at the facility. The initial contract term began on December 1, 2023, and is scheduled to expire on November 30, 2024. However, the contract may be extended at Harris County's option for up to four additional one-year terms. In addition to the recent contracts with Hinds County, the state of Wyoming, and Harris County, we currently care for residents from the USMS, Vermont, South Carolina, the U.S. Virgin Islands, and Tallahatchie County at the Tallahatchie facility, which demonstrates the flexible solutions that we provide. On November 14, 2023, we announced that we signed a new management contract with the state of Montana to care for up to 120 inmates at our 1,896-bed Saguaro Correctional Facility in Eloy, Arizona. The new contract is scheduled to expire on October 31, 2025, and may be extended by mutual agreement for a total term of up to seven years. We currently care for residents from the state of Hawaii and the state of Idaho at the Saguaro facility. We also manage the fully occupied company-owned Crossroads Correctional Center in Shelby, Montana for the state of Montana pursuant to a separate management contract.

Well-Established Community Corrections Platform. Through our CoreCivic Community segment, as of December 31, 2023, we had a network of 23 residential reentry centers containing a total of 4,669 beds. We offer housing and programs, with a key focus on employment, job readiness and life skills in order to help offenders successfully re-enter the community and reduce the risk of recidivism. We also provide non-residential correctional alternatives, including electronic monitoring and case management services, to municipal, county and state governments in multiple states. We expect to continue to pursue opportunities that expand the scope of non-residential correctional alternative solutions available to government agencies.

We are the second largest community corrections owner and operator in the United States. We believe the demand for the housing and programs that community corrections facilities offer will grow as offenders are released from prison and due to an increased awareness of the important role these programs play in an offender's successful transition from prison to society. We expect to continue to pursue opportunities to provide these services to parolees, defendants, and offenders who are serving their full sentence, the last portion of their sentence, waiting to be sentenced, awaiting trial while supervised in a community environment, or as an alternative to incarceration. We believe we have the opportunity to maximize utilization of available beds within our community corrections portfolio that would further increase the number of individuals benefiting from the services we provide in such facilities. For example, in the first quarter of 2021, we activated a new contract with the BOP for residential reentry and home confinement services at our previously idled 289-bed Turley Residential Center and at our 494-bed Oklahoma Reentry Opportunity Center, both in Oklahoma. The new contract, which was renewed in January 2024 through January 2025, and contains an additional one-year renewal option through January 2026, supplements the existing utilization by the state of Oklahoma at the Oklahoma Reentry Opportunity Center. Further, we are exploring potential opportunities to expand the scope of non-residential correctional alternative solutions we provide to government agencies.

Flexible Real Estate Solutions. Through our CoreCivic Properties segment, as of December 31, 2023, we owned 6 correctional properties totaling 2.0 million square feet. We have an extensive network of government and other third-party relationships and the capability to manage and maintain complex properties, built over our 40-year history. In addition, we offer our customers an attractive portfolio of correctional, detention, and reentry facilities that can be leased for various needs as an alternative to providing "turn-key" correctional, detention, and residential reentry bed space and services to our government partners. In June 2023, we announced that we had entered into a lease agreement with the ODC for our 1,670-bed Allen Gamble Correctional Center. The new lease agreement includes a base term that commenced on October 1, 2023, with a scheduled expiration date of June 30, 2029, and unlimited two-year renewal options. We previously operated the Allen Gamble facility in our Safety segment under a management contract with the ODC. The management contract was scheduled to expire on June 30, 2023. However, effective July 1, 2023, we entered into a 90-day contract extension for the management contract, after which time, operations of the Allen Gamble facility transferred from us to the ODC in accordance with the new lease agreement. In September 2021, we announced that we had entered into a three-year lease agreement with the state of New Mexico at our 596-bed Northwest New Mexico Correctional Center. We previously operated the Northwest New Mexico facility in our Safety segment under a contract with the state of New Mexico. The new lease agreement commenced on November 1, 2021 and includes extension options that could extend the term of the lease through October 31, 2041. We will retain responsibility for facility maintenance throughout the term of the lease. The leases of these two facilities, along with the lease of our 656-bed Southeast Correctional Complex to the KYDOC originating in 2019 demonstrate our ability to react quickly to our partners' needs with innovative, flexible and cost-effective solutions. We previously operated these three correctional facilities for various government partners. We intend to pursue additional opportunities to lease prison facilities to government and other third-party operators in need of correctional capacity.

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

With the extensively aged criminal justice infrastructure in the U.S. today, we also believe we can provide our "turn-key" services to public correctional systems in need of replacement capacity, growing our business without an overall increase in incarcerated populations. In December 2021, we were awarded a new management contract from the state of Arizona for up to 2,706 inmates at our 3,060-bed La Palma Correctional Center in Arizona. The state of Arizona closed an outdated public-sector prison and transferred the inmate populations from this prison and multiple other public-sector prisons to our La Palma facility. The transfer commenced in April 2022 and was substantially completed in the fourth quarter of 2022. Before the new award, the La Palma facility supported the mission of ICE by caring for approximately 1,800 detainees. We also offer real estate only solutions to government agencies that need correctional capacity where they prefer to perform the operations, similar to our Allen Gamble Correctional Center in Oklahoma, as previously described herein. In addition, in August 2022, we completed the sale of the 1,978-bed McRae Correctional Facility to the Georgia Building Authority in order to update its aged and inefficient public sector correctional infrastructure. As previously described herein, we have also recently been awarded new management contracts from two county government agencies to accept transfers of offender populations from public-sector facilities because of their challenges in maintaining adequate staffing levels to manage their facilities. As a private enterprise, we have the ability to respond more quickly to changing market conditions, and can offer various types of incentives to attract and retain correctional staff that are more difficult for government agencies to provide.

Attractive Real Estate Portfolio. As of December 31, 2023, the properties we owned or controlled represented 94% of our portfolio of 72 facilities. The weighted average age of the facilities we own in the portfolio of facilities in our CoreCivic Safety, CoreCivic Community, and CoreCivic Properties segments is 25, 31, and 23 years, respectively. These valuable assets are located in areas with high barriers to entry, particularly due to the unique permitting and zoning requirements for these facilities. Further, the majority of our assets are constructed primarily of concrete and steel, generally requiring lower maintenance capital expenditures than other types of commercial properties.

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

Increasing Financial Flexibility. Effective January 1, 2021, we revoked our election to be taxed as a REIT. We believe this conversion in corporate tax structure improves our overall credit profile, as we are able to allocate our free cash flow toward the repayment of debt, which may include the purchase of our outstanding debt in open market transactions, privately negotiated transactions or otherwise, and to exercise more discretion in returning capital to our shareholders. Any such debt repurchases will depend upon prevailing market conditions, our liquidity requirements, contractual requirements, applicable securities laws requirements, and other factors. From January 1, 2021 through December 31, 2023, we have repaid $711.5 million of debt, net of the change in cash. Following our first priority of utilizing free cash flow to reduce debt, we expect to allocate a substantial portion of our free cash flow to returning capital to our shareholders, which could include additional share repurchases and future dividends. Any future dividend is subject to the Board of Directors', or BODs', determinations as to the amount of distributions and the timing thereof, as well as limitations under the Company's debt covenants. We were not able to implement a meaningful share repurchase program under the REIT structure without increasing our debt because a substantial portion of our free cash flow was required to satisfy the distribution requirements under the REIT structure. On May 2, 2022, the BOD approved a share repurchase program to purchase up to $150.0 million of our common stock. On August 2, 2022, the BOD increased the authorization to repurchase under the share repurchase program by up to an additional $75.0 million of our common stock, which resulted in a total aggregate authorized amount to repurchase up to $225.0 million of our common stock. Repurchases of our outstanding common stock will be made in accordance with applicable securities laws and may be made at our discretion based on parameters set by our BOD from time to time in the open market, through privately negotiated transactions, or otherwise. The share repurchase program has no time limit and does not obligate us to purchase any particular amount of our common stock. The authorization for the share repurchase program may be terminated, suspended, increased or decreased by the BOD in its discretion at any time. Through December 31, 2023, we completed the repurchase of 10.1 million shares of our common stock at a total cost of $112.6 million, or $11.16 per share, using cash on hand and cash provided by operations, including 3.5 million shares at a total cost of $38.1 million, or $10.97 per share, during 2023. For more information about the repurchases made under our share repurchase program, see "Part II, Item 5. Market For Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities – Issuer Purchases of Equity Securities."

During 2023, we completed an amendment and extension of our Previous Bank Credit Facility, increasing its size from $350.0 million to $400.0 million, extending the maturity from May 2026 to October 2028, relaxing certain covenants, while essentially maintaining existing pricing. The New Bank Credit Facility provides us with additional liquidity and flexibility to execute our business plan.

As of December 31, 2023, we had cash on hand of $121.8 million and $257.1 million available under our Revolving Credit Facility, which has borrowing capacity of up to $275.0 million. Our total weighted average effective interest rate on all outstanding debt was 7.6%, while our total weighted average maturity on all outstanding debt was 4.7 years. For the year ended December 31, 2023, our fixed charge coverage ratio was 3.8x and our debt leverage ratio was 2.8x. During the year ended December 31, 2023, we generated $231.9 million in cash through operating activities.

Offer Compelling Value to Correctional Agencies. We believe our government partners seek a compelling value and service offering when selecting an outsourced correctional services provider. We believe we offer a cost-effective alternative to our government partners by reducing their correctional services costs, including the avoidance of long-term pension obligations and large capital investments in new bed capacity. We endeavor to improve operating performance and efficiency through the following key operating initiatives: (1) standardizing supply and service purchasing practices and usage; (2) implementing a standard approach to staffing and business practices; (3) improving offender management, resource consumption, and reporting procedures through the utilization of numerous technological initiatives; (4) reconfiguring facility bed space to optimize capacity utilization; and (5) improving outcomes for incarcerated individuals in our care through investments in a variety of programs intended to reduce recidivism. Through ongoing company-wide initiatives, we continue to focus on efforts to improve operating efficiencies.

Since 2017, we have maintained a nationwide initiative to advocate for a range of government policies that will help former offenders successfully reenter society and stay out of prison. In 2020, we announced that we will publicly advocate at the federal and state levels for a slate of new policies that will help people succeed in their communities after being released from prison. Specifically, we pledged our support for Pell Grant Restoration, Voting Rights Restoration and Licensure Reform Policies. Also in 2020, we began a partnership with, and continue to invest in, Prison Fellowship, a leading advocate for criminal justice reform serving current and formerly incarcerated individuals and their family members. Through a network of programming and advocacy efforts, the organization seeks to effect positive change at every level of the criminal justice system. We have committed to a multi-year partnership in Prison Fellowship's First Chance Network, or FCN. Serving over 230,000 children annually, the FCN addresses persistent gaps in opportunity for children who have incarcerated parents and seeks to create a trajectory toward healthy life outcomes and prevent youth justice involvement.

Supporting policies that advance the expansion of reentry programs aligns closely with our ongoing efforts to assess and expand reentry-focused programming in our facilities. To that end, we actively engage subject matter experts and practitioners, including formerly incarcerated individuals who bring valuable, lived experiences that better inform innovations and enhancements to those programmatic offerings and the delivery of other services to the individuals entrusted to our care.

We believe that as successful as we may be with our work inside our facilities, incarcerated individuals still face embedded societal barriers and collateral consequences when they return to their communities. Supporting recidivism-reducing policies is one way we can bridge the gap and give the men and women entrusted in our care a better opportunity at never returning to prison.

Through our strong commitment to community corrections and reentry programs, we offer our government partners additional long-term value. Our evidence-based reentry programs, including academic education, vocational training, substance abuse treatment, life skills training, and faith-based programming, are customizable based on partner needs and are applied utilizing best practices and/or industry standards. Our proprietary reentry process and cognitive/behavioral curriculum, "Go Further," promotes a comprehensive approach to addressing the barriers to a successful return to society. Through our efforts in community corrections and reentry programs, we can provide consistency and common standards across facilities. We can also serve multiple levels of government on an as-needed basis, all toward reaching the goal we share with our government partners of providing incarcerated individuals with the opportunity to succeed when they are released, making our communities safer, and, ultimately, reducing recidivism.

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

ESG Reporting. In April 2023, we issued our fifth Environmental, Social and Governance, or ESG, report, which summarizes efforts and aspirational goals across environmental, social, and governance topics. The report covers the year ended December 31, 2022, and addresses topics such as evidence-based practices in our reentry programs and human rights-related activities, including delivery of human rights training to all of our employees. The report also summarizes our management approach and activities in topics including energy/utilities management; DE&I; lobbying and political activity; supplier diversity; charitable giving; PREA compliance; ethics; and employee compensation, benefits and training.

The ESG report was designed to be in accordance with the Global Reporting Initiative, or GRI, standards: Core option issued by the Global Sustainability Standards Board. GRI is an international independent standards organization created to help business, government and other organizations understand and communicate how their operations affect stakeholders.

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

Demographics

Employees	2023	Hiring	2023
Total Employees	11,194	Total Hires	7,283
% Female	53%	% Female	53%
% People of Color or Under- represented Minorities (URM)	61%	% People of Color or Under- represented Minorities (URM)	61%
% Veterans	8%	% Veterans	12%
% Facility-level employees	95%	% Facility-level employees	99%

Leadership & Learning

We facilitate annual performance and career development discussions with all employees. These discussions consist of a continuous cycle of goal alignment, individual development planning, and performance and talent reviews. In 2023, 98% of all employees received annual performance reviews. We continue to use a leading cloud-based talent system to align performance, talent management, career development activities, and training.

In addition, every year we facilitate talent review discussions to help assess potential and identify developmental opportunities within our leadership pipeline. Through these discussions, we continue to see opportunities for advancement for our existing workforce. Our 2023, talent reviews included all leaders in our facilities, from facility department heads through wardens, plus headquarters-based directors and above. Of the 1,296 leaders assessed, 18% were identified for accelerated development, with 9% classified as "ready now" for advanced leadership responsibilities. Supervisors of the 91% of leaders who were not "ready now" received development resource guides with CoreCivic-specific ideas for experience, exposure, and education opportunities. Supervisors can use these resources to help those employees close the gap between their current performance and the requirements for higher levels of responsibility and complexity.

In 2023, we continued our focus on our leadership candidate pipeline and leader development needs. The CoreCivic Leadership Experiences and Rotations program, or CLEAR, continues to yield positive results as a development mechanism for top talent. CLEAR is a two-year rotational development program designed to provide individuals identified during our talent management discussions with accelerated development opportunities through multiple, short-term experiences. The breadth of roles can vary across different career paths and are intended to develop the rising leader's readiness for targeted roles with higher levels of responsibility and complexity following successful completion of the program. In 2023, we graduated our first cohort of CLEAR participants. These CLEAR graduates were all placed in facility leadership roles. We also began our second CLEAR cohort of participants.

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

All CoreCivic employees are eligible to participate in various leadership and operational trainings. For example, through CoreCivic University, our employees can refine their current skills as well as learn new, valuable skills. To date, we have graduated 4,733 employees from CoreCivic University programs. For new and existing employees alike, we provide training that meets or exceeds ACA and government partner standards, including an average of 200 hours of pre-service and on-the-job training for new employees. We also require a minimum of 40 hours of annual in-service and specialty training for employees in our Safety and Community segments.

Culture & Employee Engagement

People are at the center of what we do. We believe that culture influences employee engagement. Therefore, we seek the perspectives of our employees through our periodic, anonymous, full-census culture survey to help us enhance our culture and make the workplace more engaging.

In 2023, we conducted an abbreviated culture survey. This survey was an outcome of a recommendation by our DE&I Advisory Council to measure progress on our diversity and inclusion strategies. In addition to the DE&I related questions, we included questions designed to answer key questions about our organization's culture, giving us a pulse on the work we're doing to strengthen our culture and complimenting the internal pulse survey we conducted in 2022. The results of the 2023 survey will be disseminated to our employees and action plans created in early 2024.

We know that bringing out the best in our people is the greatest way to recruit, retain, and develop our employees. We continually work to create a culture of respect where we value everyone's differences, appreciate individual contributions, and support people so they reach their highest potential.

Diversity, Equity & Inclusion

We are proud of our diverse workforce. We recognize that employees come from many different backgrounds and that these differences are integral to how we view and experience the world. We believe that DE&I improves safety and security, drives quality, increases employee engagement, and provides greater accountability, all of which allow us to better serve the needs of our government and other third-party partners and employees.

Our Chief Human Resources Officer and our Vice President of Human Resources lead our strategic approach to DE&I. Our DE&I policies prohibit harassment and promote proactive efforts around DE&I initiatives. In accordance with federal contract requirements, we maintain affirmative action plans designed to provide equality of opportunity for all common diversity demographics, including but not limited to, qualified minorities, women, persons with disabilities, and covered veterans.

We believe there are opportunities to further advance our strategies around providing diversity of opportunity to all staff at CoreCivic. We have made significant investments and strides in the development of an executive-endorsed company roadmap for our DE&I-intended outcomes and established principles. We have communicated our plans to all leaders, employees, and the BOD. Additionally, we have taken steps towards achieving our stated DE&I principles (Create a Common DE&I Language, Create a Culture of Belongingness and Respect, and Create a Pipeline of Diverse Candidates) through the recommendations of our DE&I Advisory Council. This DE&I Advisory Council includes a select team of CoreCivic employees representing our organization's diversity by gender, ethnicity, tenure, business unit, and geography. In 2023, we concluded the successful pilot of our three Business Resource Groups, or BRGs, women's, military, and multicultural. We extended membership for all BRGs to our enterprise employees. We've already seen the tangible, positive impacts these groups are having on our culture.

In 2023, we issued our second DE&I Annual Report showcasing our DE&I journey from the beginning, our progress towards our DE&I goals, our external impact within the community and some brief highlights of our future work for the year ahead. The DE&I report may be accessed on our website at www.corecivic.com/dei. The information included in the report is not incorporated by reference into this Annual Report.

In collaboration with executives and senior leaders, we continued our focus on measuring the outcomes of our DE&I actions for continuous improvement. In 2023, we had a collective 98% completion rate for yearly DE&I e-learning. We also continue to use a DE&I e-learning module as part of our pre-service and in-service curricula. We continued to refine governance for our DE&I strategy with accountability to enterprise executives and the BOD. We also extended our involvement and sponsorship of DE&I community organizations such as Advancement of Women in Nashville, The Table, and Middle Tennessee State University's Charlie and Hazel Daniels Veterans and Military Family Center, to name a few.

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

In 2023, we invested approximately $9.2 million in talent attraction efforts to reach prospective candidates, and we received over 106,900 job applications, an increase of 61% over 2022. For the past thirteen consecutive years, CoreCivic has been recognized as a GI Jobs Military Friendly employer. CoreCivic has been notified that we will once again receive awards for Military Friendly Employer, Military Friendly Spouse, Military Friendly Brand, and Military Friendly Supplier Diversity Program in 2024.

Compensation & Benefits

We utilize descriptive and prescriptive Human Capital analytics to align pay with our compensation strategy. We leverage these analytics to act on changing labor market conditions to assist us with our efforts to maintain market competitive wages. In addition, we evaluate internal pay equity though the use of job evaluation and market analyses that we then adjust for tenure, experience, location, performance, and other variables that can affect wages. We have experienced labor shortages and wage pressures in many markets across the country. During the third quarter of 2023, we provided wage increases to nearly all of our facility staff not covered by the McNamara-O'Hara Service Contract Act, which is applicable to our facilities with federal contracts, in order to remain competitive. Additionally, throughout the year we made out-of-cycle wage adjustments to maintain market competitiveness. We achieved higher staffing levels during 2023 as a result of these investments in staffing, and we expect to continue to invest in staffing resources during 2024, which may result in additional compensation and incremental expenses. While we have achieved recent successes, the benefits of our investments in staffing may not be sustained, and labor shortages could intensify again in the future.

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

Labor Relations

As of December 31, 2023, we employed 11,694 full- and part-time employees, including employees with our transportation and electronic monitoring subsidiaries, TransCor and Recovery Monitoring Solutions Corporation, respectively. Approximately 1,860 of our employees at 12 of our facilities, or approximately 15.9% of our workforce, are represented by labor unions. All of our collective bargaining agreements contain no-strike clauses that bind the unions and the bargaining unit employees. Work stoppages at any of our facilities are exceedingly rare. In the opinion of management, overall employee relations are good. New executive orders, administrative rules and changes in National Labor Relations could increase organizing activity at locations where employees are currently not represented by a labor organization. Increases in organizational activity or any future work stoppages could have an adverse impact on our business, financial condition, or results of operations.

Employee Safety

We are committed to bettering the public good by making our facilities and communities safe for our team members, those under our care, and the public. In 2023, our "Team Safety" program continued initiatives to provide a safe environment and safe working conditions as reflected in our policies and procedures.

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

Privacy and Security Requirements

The Health Insurance Portability and Accountability Act of 1996, as amended and implementing regulations, or HIPAA, require covered entities, which include most health care providers, to protect the privacy and security of individually identifiable health information, known as “protected health information” and establish individual rights related to understanding and controlling how health information is used or disclosed. In the event of breaches of unsecured protected health information, covered entities must notify affected individuals, the U.S. Department of Health and Human Services, or DHHS, and, in certain situations involving large breaches, the media. Additionally, we are subject to complex and evolving U.S. federal and state privacy laws and regulations, including those pertaining to the processing of personal data, such as the California Consumer Privacy Act, as amended by the California Privacy Rights Act and similar laws in Colorado and Virginia.

Healthcare providers are also subject to a growing number of requirements intended to promote the interoperability and exchange of patient health information, including information blocking restrictions that prohibit practices that are likely to interfere with the access, exchange or use of electronic health information, with limited exceptions.

For additional information regarding data privacy and other risks related to our business, see Item 1A. Risk Factors—Risks Related to Our Business and Industry—The failure to comply with data privacy, security and exchange legal requirements could have a material adverse impact on our business, financial position, results of operations, cash flows and reputation.

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

On January 26, 2021, President Biden issued the Private Prison EO. The Private Prison EO directs the Attorney General to not renew DOJ contracts with privately operated criminal detention facilities. Two agencies of the DOJ, the BOP and the USMS, utilize our services. The BOP houses inmates who have been convicted, and the USMS is generally responsible for detainees who are awaiting trial. The BOP has experienced a steady decline in inmate populations over the last decade, a trend that was accelerated by the COVID-19 pandemic. Our remaining prison contract with the BOP at the 1,978-bed McRae Correctional Facility expired on November 30, 2022 and was not renewed. Following the non-renewal of the BOP contract in 2022 and our sale of the McRae facility to the state of Georgia in August 2022, we no longer operate any prison contracts for the BOP. The Private Prison EO only applies to agencies that are part of the DOJ, which includes the BOP and USMS. ICE facilities are not covered by the Private Prison EO, as ICE is an agency of the DHS, not the DOJ. For the year ended December 31, 2023, USMS and ICE accounted for 21% ($400.4 million) and 30% ($565.5 million), respectively, of our total revenue. For the year ended December 31, 2022, USMS and ICE accounted for 22% ($403.9 million) and 29% ($527.3 million), respectively, of our total revenue. For the year ended December 31, 2021, USMS and ICE accounted for 23% ($433.6 million) and 30% ($552.2 million), respectively, of our total revenue.

Unlike the BOP, the USMS does not own detention capacity and relies on the private sector, along with various government agencies, for its detainee population. We currently have two detention facilities that have direct contracts with the USMS. Because of the lack of alternative bed capacity, one of the contracts was renewed upon its expiration in September 2023, and now expires in September 2028. The second direct contract expires in September 2025. It is too early to predict the outcome of the expiration of the contract scheduled to expire in September 2025, and future developments could occur prior to the scheduled expiration date.

Immigration reform laws are currently a focus for legislators and politicians at the federal, state, and local level. Legislation has been passed in California, Colorado, and New Jersey, where we operate detention facilities, as well as Maryland, Illinois, Oregon and Washington, that prohibits state and local agencies from contracting to detain immigrants in ICE custody. In addition, legislation has been proposed in New Mexico, a state in which we own facilities, that would prohibit state and local agencies from contracting to detain immigrants in ICE custody. While recent court decisions in California and New Jersey have struck down these restrictions as to direct contracts between ICE and private companies, restrictions on state and local agency contracts to detain immigrants in ICE custody generally remain in place in the states where such laws have been passed.

In addition, negative publicity regarding offenders escaping, rioting or any other disturbances at our facilities or any public perception of poor operational performance at our facilities, contract non-compliance, or other conditions (including disease outbreaks at the facilities we own and manage) at a privately managed facility may result in adverse publicity to us and the private corrections industry in general and could negatively impact our growth and our ability to renew or maintain existing contracts or to obtain new contracts, which could have an adverse impact on our business, reputation, financial condition, results of operations or the market price of our common stock.

We are subject to fluctuations in occupancy levels, and a decrease in occupancy levels could cause a decrease in revenues and profitability.

While a substantial portion of our cost structure is fixed, a substantial portion of our revenue is generated under facility ownership and management contracts that specify per diem payments based upon daily or minimum guaranteed occupancy levels. We are dependent upon the governmental agencies with which we have contracts to provide offenders for facilities we operate. We cannot control occupancy levels at the facilities we operate. We do not lobby or advocate for any policies that determine the basis for or duration of an individual's incarceration or detention. Under a per diem rate structure, a decrease in our occupancy rates could cause a decrease in revenue and profitability. For the years 2023, 2022, and 2021, the average compensated occupancy of our facilities, based on rated capacity, was 72%, 70%, and 72%, respectively, for all of the facilities we operated, exclusive of facilities that are leased to third-party operators where our revenue is generally not based on daily occupancy. Occupancy rates may, however, decrease below these levels in the future. When combined with relatively fixed costs for operating each facility, a decrease in occupancy levels could have an adverse impact on our profitability.

We are dependent on government appropriations, and our results of operations may be negatively affected by governmental budgetary challenges or government shutdowns.

Our cash flow is subject to the receipt of sufficient funding of, and timely payment by, contracting governmental entities. If the appropriate governmental agency does not receive sufficient appropriations to cover its contractual obligations, it may terminate our contract or delay or reduce payment to us. While we have historically been required to continue to perform under our government contracts during government shutdowns, we are generally not paid until the government reopens. Any delays in payment, or the termination of a contract, could have an adverse effect on our results of operations, cash flow and financial condition. In addition, federal, state and local governments are constantly under pressure to control additional spending or reduce current levels of spending. In prior years, these pressures have been compounded by economic downturns. Accordingly, we have been requested and may be requested in the future to reduce our existing per diem contract rates or forego prospective increases to those rates. Further, our government partners could reduce offender population levels in facilities we own or manage to contain their correctional costs. In addition, it may become more difficult to renew our existing contracts on favorable terms or otherwise.

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

We typically enter into facility contracts with governmental entities for terms of up to five years, with additional renewal periods at the option of the contracting governmental agency. Notwithstanding any contractual renewal option of a contracting governmental agency, 32 of our facility contracts with the customers listed under "Business – Facility Portfolio" are currently scheduled to expire on or before December 31, 2024 but have renewal options (25), or are currently scheduled to expire on or before December 31, 2024 and have no renewal options (7). Although we generally expect these customers to exercise renewal options or negotiate new contracts with us, one or more of these contracts may not be renewed and we may not be able to negotiate a new contract on favorable terms or at all with the corresponding governmental agency. In addition, these and any other contracting agencies may determine not to exercise renewal options with respect to any of our contracts in the future. Our government partners can also re-bid contracts in a competitive procurement process upon termination or non-renewal of our contract. Competitive re-bids may result from the expiration of the term of a contract, including the initial term and any renewal periods, or the early termination of a contract. Competitive re-bids are often required by applicable federal or state procurement laws periodically in order to further competitive pricing and other terms for the government agency. The aggregate revenue earned during the year ended December 31, 2023 for the 32 contracts with scheduled maturity dates, notwithstanding contractual renewal options, on or before December 31, 2024 was $642.9 million, or 34% of total revenue.

As stated above, the Private Prison EO directs the Attorney General to not renew DOJ contracts with privately operated criminal detention facilities. Two agencies of the DOJ, the BOP and the USMS, utilize our services. The BOP houses inmates who have been convicted, and the USMS is generally responsible for detainees who are awaiting trial. The BOP has experienced a steady decline in inmate populations over the last decade, a trend that was accelerated by the COVID-19 pandemic. Our remaining prison contract with the BOP at the 1,978-bed McRae Correctional Facility expired on November 30, 2022 and was not renewed. The Private Prison EO only applies to agencies that are part of the DOJ, which includes the BOP and USMS. ICE facilities are not covered by the Private Prison EO, as ICE is an agency of the DHS, not the DOJ. For the year ended December 31, 2023, USMS and ICE accounted for 21% ($400.4 million) and 30% ($565.5 million), respectively, of our total revenue.

Unlike the BOP, the USMS does not own detention capacity and relies on the private sector, along with various government agencies, for its detainee population. We currently have two detention facilities that have direct contracts with the USMS. Because of the lack of alternative bed capacity, one of the contracts was renewed upon its expiration in September 2023, and now expires in September 2028. The second direct contract expires in September 2025. It is too early to predict the outcome of the expiration of the contract scheduled to expire in September 2025, and future developments could occur prior to the scheduled expiration date.

On December 6, 2022, we received notice from the CDCR, of its intent to terminate the lease agreement for our 2,560-bed California City Correctional Center by March 31, 2024, due to the state's declining inmate population. As part of its annual budget process for the fiscal year ending June 30, 2024, the California legislature approved funding for the lease through March 31, 2024. We have engaged with the state of California regarding the continued utilization of our California City facility by the CDCR. However, we can provide no assurance that we will be successful in reaching an agreement for the utilization of the facility beyond March 31, 2024. We are also marketing the facility to other potential customers. Rental revenue generated from the CDCR at the California City facility was $31.1 million, $34.0 million, and $33.3 million for 2023, 2022, and 2021, respectively. Facility net operating income at the facility was $25.5 million, $27.9 million and $27.4 million for 2023, 2022, and 2021, respectively.

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

Based on information available as of the date of this Annual Report, other than the previously mentioned lease agreement with the CDCR for our California City facility, we believe we will renew all other contracts with our government partners that have expired or are scheduled to expire within the next twelve months that could have a material adverse impact on our financial statements. We believe our renewal rate on existing contracts remains high due to a variety of reasons including, but not limited to, the constrained supply of available beds within the U.S. correctional system, our ownership of the majority of the beds we operate, and the cost effectiveness of the services we provide. However, we can provide no assurance that we will continue to achieve high renewal rates in the future.

Our ability to secure new contracts to develop and manage correctional, detention, and residential reentry facilities depends on many factors outside our control.

Our growth is generally dependent upon our ability to obtain new contracts to develop and manage correctional, detention, and residential reentry facilities. This possible growth depends on a number of factors we cannot control, including crime rates and sentencing patterns in various jurisdictions, governmental budgetary constraints, and governmental and public acceptance of the privatization of correctional, detention, and reentry facilities. The demand for our facilities and services could be adversely affected by the relaxation of enforcement efforts, the expansion of alternatives to incarceration and detention, leniency in conviction or parole standards and sentencing practices through the decriminalization of certain activities that are currently proscribed by criminal laws. For instance, any changes with respect to drugs and controlled substances or illegal immigration could affect the number of persons arrested, convicted, and sentenced, thereby potentially reducing demand for correctional or detention facilities to house them. Immigration reform laws are an ongoing focus for legislators and politicians at the federal, state, and local level. Legislation has also been proposed in numerous jurisdictions that could lower minimum sentences for some non-violent crimes and make more inmates eligible for early release based on good behavior. On December 21, 2018, President Trump signed legislation, known as The First Step Act, that reduces sentences for first-time offenders in possession of a gun when committing a crime, eliminates mandating life-time sentences for three-time offenders, provides judges more discretion in crafting sentences for some drug-related offenses, and allows offenders to seek a retroactive reduction in sentences affected by the disparity in the sentences for crack and powder cocaine cases narrowed by the Fair Sentencing Act of 2010. Although, under long-standing policy, CoreCivic does not draft, lobby for, promote, or in any way take a position on policies that determine the basis or duration of an individual's incarceration or detention, CoreCivic supported adoption of The First Step Act because the legislation aligns with our publicly stated commitment to advocate for a range of recidivism-reducing policies by providing additional resources to help ensure that incarcerated individuals are given the best possible chance to successfully return to their communities and stay out of prison. Also, the expansion of alternatives to incarceration and detention, such as electronic monitoring or the use of other technologies, may reduce the number of offenders who would otherwise be incarcerated or detained. Similarly, reductions in crime rates, increases in resources dedicated to preventing crime, reduced funding for law enforcement, or strained law enforcement resources could lead to a reduction in arrests, which could lead to a decrease in convictions and sentences requiring incarceration at correctional facilities.

Moreover, certain jurisdictions may require successful bidders to make a significant capital investment in connection with the financing of a particular project. We may compete for such projects with companies that have more financial resources than we have. Further, we may not be able to obtain capital resources with favorable terms, if at all, when needed. A prolonged downturn in the financial capital markets or in our stock price could make it more difficult to obtain capital resources at favorable rates of return or obtain capital resources at all.

We may face community opposition to facility location, which may adversely affect our ability to obtain new contracts.

Our success in obtaining new awards and contracts sometimes depends, in part, upon our ability to locate land that can be leased or acquired, on economically favorable terms, by us or other entities working with us in conjunction with our proposal to construct and/or manage a facility. Some locations may be in or near populous areas and, therefore, may generate legal action or other forms of opposition from residents in areas surrounding a proposed site. When selecting project sites, we attempt to conduct business in communities where local leaders and residents generally support the establishment of a privatized correctional, detention, or residential reentry facility. Even if we identify sites where local leaders and residents generally support the establishment of a correctional, detention, or residential reentry facility, whether to be publicly or privately operated, such endeavors may still face resistance by broader groups to facilities perceived as supporting over-incarceration. Therefore, future efforts to find suitable host communities may not be successful. We may incur substantial costs in evaluating the feasibility of the development of a correctional, detention, or residential reentry facility. As a result, we may report significant charges if we decide to abandon efforts to develop a correctional, detention, or residential reentry facility on a particular site. Further, in many cases, the site selection is made by the contracting governmental entity. In such cases, site selection may be made for reasons related to political and/or economic development interests and may lead to the selection of sites that have less favorable environments.

We may incur significant start-up and operating costs on new contracts before receiving related revenues, which may impact our cash flows and not be recouped.

When we are awarded a contract to provide or manage a facility, we may incur significant start-up and operating expenses, including the cost of constructing the facility, purchasing equipment and staffing the facility, before we receive any payments under the contract. We may also experience a disruption in cash flows when transitioning from one contract to another. For example, during 2022, as a result of a new contract award from the state of Arizona for up to 2,706 inmates, we transitioned the population at our 3,060-bed La Palma Correctional Center from ICE detainees to inmates from the state of Arizona, which resulted in the disruption of earnings and cash flows during the transition period. Further, due to higher staffing level requirements under the management contract with Arizona, combined with a challenging labor market, we expect the disruption at this facility will continue until we stabilize the operating expense structure by reducing incremental expenses associated with temporary staffing, which we have recently begun to experience. Disruptions like these could result in a significant reduction in our cash reserves and may make it more difficult for us to meet other cash obligations. In addition, a contract may be terminated prior to its scheduled expiration, and as a result, we may not recover these expenditures or realize any return on our investment.

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

Governmental agencies with which we contract have the authority to audit and investigate our contracts with them. As part of that process, government agencies may review our performance of the contract, our pricing practices, our cost structure and our compliance with applicable performance requirements, laws, regulations and standards. The regulatory and contractual environment in which we operate is complex and many aspects of our operations remain subject to manual processes and oversight that make compliance monitoring difficult and resource intensive. A governmental agency audit, review or investigation could result in a request to cure a performance or compliance issue, and if we are unable to, or otherwise fail to do so, the failure could lead to the imposition of monetary penalties or revenue deductions, or the termination of the contract in question and/or other contracts that we have with that governmental agency. Similarly, for contracts that actually or effectively provide for certain reimbursement of expenses, if an agency determines that we have improperly allocated costs to a specific contract, we may not be reimbursed for those expenses, and we could be required to refund the amount of any such expenses that have been reimbursed or pay liquidated damages. If a government audit asserts improper or illegal activities by us, we may be subject to civil and criminal penalties and administrative sanctions, including termination of contracts, forfeitures of profits, suspension of payments, fines and suspension or disqualification from doing business with certain government entities. In addition to the potential civil and criminal penalties and administrative sanctions, any adverse determination with respect to contractual or regulatory violations could negatively impact our reputation and our ability to bid in response to Requests for Proposals, or RFPs, in one or more jurisdictions.

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

There also has been increasing focus by U.S. and foreign government authorities on environmental matters, such as climate change, the reduction of greenhouse gases and water consumption. In particular, the State of California recently passed the Climate Corporate Data Accountability Act and the Climate-Related Financial Risk Act that will impose broad climate-related disclosure obligations on certain companies doing business in California, starting in 2026. The SEC has included in its regulatory agenda potential rulemaking on climate change disclosures that, if adopted, could significantly increase compliance burdens, associated regulatory costs, and complexity. New or revised laws and regulations or new interpretations of existing laws and regulations, such as those related to climate change, could affect the operation of our properties or result in significant additional expense and restrictions on our business operations.

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

The failure to comply with data privacy, security and exchange legal requirements could have a material adverse impact on our business, financial position, results of operations, cash flows and reputation.

We are subject to complex and evolving U.S. federal and state privacy laws and regulations, which sometimes conflict among the various jurisdictions where we do business. For example, we are subject to HIPAA, which requires us to protect the privacy and security of individually identifiable health information, known as “protected health information” and recognize individual rights related to understanding and controlling how health information is used or disclosed. Various states, including California, Colorado, Virginia and New Jersey, have passed laws pertaining to the processing of personal data that require companies, including us, to provide new disclosures and options to such persons about data collection, use and sharing practices. Some of these laws are already in effect, while others will go into effect during 2024 and 2025. HIPAA and state laws require us to report data breaches to affected individuals, government regulators, and in certain cases involving large breaches, the media. Further, the U.S. federal government and a significant number of additional states are considering expanding or passing privacy laws in the near term. We are also subject to increasing legal requirements with respect to the use of artificial intelligence and machine learning applications and tools (including in relation to hiring and employment practices) and biometric information. These legal requirements are rapidly changing and are subject to uncertain application, interpretation and enforcement standards.

The increasingly complex, restrictive and rapidly evolving regulatory environment at the federal and state level related to data privacy and data protection, including protected health information, may require significant continued effort and cost, changes to our business and data processing practices and impact our ability to obtain and use data. These laws provide for civil penalties for violations, and some confer a private right-of-action to certain individuals for data breaches. Federal and state regulatory bodies, including the Federal Trade Commission and the California Privacy Protection Agency are engaging in enforcement investigations and actions with respect to privacy and data protection. There is no assurance that our security controls, training of employees on data privacy and data security, and policies, procedures and practices will prevent the improper use or disclosure of personal data. Our inability to adapt or comply with such legal requirements, or the improper use or disclosure of personal data in violation of data privacy laws could harm our reputation, cause loss of consumer confidence, subject us to government enforcement actions, or result in private litigation against us, which could result in loss of revenue, increased costs, liability for monetary damages, fines and/or criminal prosecution, all of which could have a material adverse impact on our business, financial position, results of operations and cash flows.

We depend on a limited number of governmental customers for a significant portion of our revenues.

We currently derive, and expect to continue to derive, a significant portion of our revenues from a limited number of governmental agencies. The three primary federal governmental agencies with correctional and detention responsibilities, ICE, the USMS, and the BOP accounted for 52% of our total revenues for the year ended December 31, 2023 ($995.0 million). For the year ended December 31, 2023, ICE, USMS, and the BOP accounted for 30% ($565.5 million), 21% ($400.4 million), and 2% ($29.1 million), respectively, of our total revenue. Although the revenue generated from each of these agencies is derived from numerous management contracts and various types of properties, i.e. correctional, detention, and reentry, the loss or substantial reduction in value of one or more of such contracts could have a material adverse impact on our financial condition, results of operations, and cash flows. We expect to continue to depend upon federal agencies, including ICE and the USMS, and a relatively small group of other governmental customers for a significant percentage of our revenues.

Additionally, the Private Prison EO directs the Attorney General to not renew DOJ contracts with privately operated criminal detention facilities. Two agencies of the DOJ, the BOP and the USMS, utilize our services. The BOP houses inmates who have been convicted, and the USMS is generally responsible for detainees who are awaiting trial. The BOP has experienced a steady decline in inmate populations over the last decade, a trend that was accelerated by the COVID-19 pandemic. Our remaining prison contract with the BOP at the 1,978-bed McRae Correctional Facility expired on November 30, 2022 and was not renewed. The Private Prison EO only applies to agencies that are part of the DOJ, which includes the BOP and USMS. ICE facilities are not covered by the Private Prison EO, as ICE is an agency of the DHS, not the DOJ. For the year ended December 31, 2023, USMS and ICE accounted for 21% ($400.4 million) and 30% ($565.5 million), respectively, of our total revenue.

Unlike the BOP, the USMS does not own detention capacity and relies on the private sector, along with various government agencies, for its detainee population. We currently have two detention facilities that have direct contracts with the USMS. Because of the lack of alternative bed capacity, one of the contracts was renewed upon its expiration in September 2023, and now expires in September 2028. The second direct contract expires in September 2025. It is too early to predict the outcome of the expiration of the contract scheduled to expire in September 2025, and future developments could occur prior to the scheduled expiration date.

Revenue from our South Texas Family Residential Center, a facility that we believe is unique in its design and operation, was $156.6 million in 2023, $156.5 million in 2022, and $159.9 million in 2021. The loss or reduction in value of this contract, whether due to change in mission, legal challenges, or change in government policy, could have an adverse impact on our financial condition, results of operations, and cash flows.

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

We have experienced labor shortages and wage pressures in many markets across the country, and have provided customary inflationary wage increases to remain competitive. The challenges of recruiting and retaining staff, including nursing, has been and could continue to be exacerbated by the current labor market. Further, we have incurred incremental expenses to help ensure sufficient staffing levels under unique and challenging working conditions. These incremental investments have enabled us to increase overall staffing levels.

We achieved higher staffing levels during 2023 when compared to 2022 and, correspondingly, we were able to reduce our use of temporary incentives by $9.8 million as we began to see improvement in our attraction and retention of facility staff in this challenging labor market. We believe these investments in our workforce have positioned us to manage the increased number of residents we have begun to experience now that the remaining occupancy restrictions caused by the COVID-19 pandemic, most notably Title 42, have been removed. We have continued to invest in staffing resources during 2023, which has resulted in additional compensation and incremental expenses, and we expect to continue to invest in staffing resources in future quarters, which may result in additional compensation and incremental expenses. Incremental expenses include, but may not be limited to, incentive payments to our front-line and field staff, temporary employee housing expenses and other travel related reimbursements, additional paid time off, off-cycle wage increases in certain markets to remain competitive, and registry nursing expenses. As the labor market improves and labor shortages and wage pressures are alleviated, which we believe will take some additional time, we expect to further reduce our reliance on these temporary incentives. While we have achieved recent successes, the benefits of our investments in staffing may not be sustained, and labor shortages could intensify again in the future, which could adversely affect our results of operations, financial condition and cash flows.

To the extent federal and state agencies with oversight in areas where we operate review and adopt more permanent measures to address the continuing and future potential threat of airborne infections in work environments, it is possible that compliance with future mandates may impose additional compliance and other costs. The requirements could also result in attrition, including attrition of qualified personnel, and difficulty securing future labor needs, which could materially and adversely affect our results of operations, financial condition and cash flows.

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

As of December 31, 2023, we employed 11,694 full- and part-time employees, including employees with our transportation and electronic monitoring subsidiaries, TransCor and Recovery Monitoring Solutions Corporation, respectively. Approximately 1,860 of our employees at 12 of our facilities, or approximately 15.9% of our workforce, are represented by labor unions. All of our collective bargaining agreements contain no-strike clauses that bind the unions and the bargaining unit employees. Work stoppages at any of our facilities are exceedingly rare. In the opinion of management, overall employee relations are good. New executive orders, administrative rules and changes in National Labor Relations could increase organizing activity at locations where employees are currently not represented by a labor organization. Increases in organizational activity or any future work stoppages could have an adverse impact on our business, financial condition, or results of operations.

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

We maintain business relationships with key partners, suppliers, channel partners and other parties that have complementary products, services or skills. We depend, in part, on the performance and capabilities of these third parties and on the financial condition of, and our relationship with, distributors and other indirect channel partners, which can affect our capacity to effectively and efficiently serve current and potential government partners. We depend on these third parties and suppliers to also protect themselves from the risks of cybersecurity to ensure timely delivery of products and services we procure. Additionally, cost inflation and supply chain disruptions may lead to higher labor and other costs, as well as an inability to procure products needed to deliver the services we provide, which could adversely affect our results of operations.

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

The primary risk we face for asset impairment charges is associated with real estate that we own. As of December 31, 2023, we had $2.1 billion in property and equipment, including $253.2 million in long-lived assets at eight idled CoreCivic Safety facilities, two idled CoreCivic Community facilities, and one idled CoreCivic Properties correctional facility. We can provide no assurance that we will be able to secure agreements to utilize our idle properties, or that we will not incur impairment charges in the future.

Certain of our facilities are subject to options to purchase and reversions. Nine of our facilities are subject to an option to purchase by certain governmental agencies. Such options are exercisable by the corresponding contracting governmental entity generally at any time during the term of the respective facility contract. Certain of these purchase options are based on the depreciated book value of the facility, which essentially could result in the transfer of ownership of the facility to the governmental agency at the end of the life used for accounting purposes, while other options to purchase are exercisable at prices below fair market value. See "Business – Facility Portfolio." If any of these options are exercised, there exists the risk that we will be unable to invest the proceeds from the sale of the facility in one or more properties that yield as much cash flow as the property acquired by the government entity. In addition, in the event any of these options is exercised, there exists the risk that the contracting governmental agency will terminate the management contract associated with such facility. For the year ended December 31, 2023, the nine facilities currently subject to these options generated $304.2 million in revenue (16.0% of total revenue) and incurred $260.6 million in operating expenses.

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

Components of our business depend significantly on effective information systems and technologies, some of which are provided and/or maintained by third parties. As with all companies that utilize information systems, we are vulnerable to negative impacts to our business if the operation of those systems malfunctions or experiences errors, interruptions or delays, or certain information contained therein is compromised. As a matter of course, we may store or process the personal information of offenders, employees and other persons as required to provide our services and such personal information or other data may be hosted or exchanged with our government partners and other third-party providers. While we employ industry standard administrative, technical and physical safeguards designed to protect the confidentiality, integrity, availability and security of personal data we collect or process, despite the security measures we have in place, and any additional measures we may implement in the future, our facilities and systems, and those of our vendors, government partners, and third-party service providers, could be vulnerable to service interruptions, outages, cyberattacks and security breaches and incidents, human error, earthquakes, hurricanes, floods, pandemics, fires, other natural disasters, power losses, disruptions in telecommunications services, fraud, military or wars and other geopolitical conflicts (including between Ukraine and Russia and Israel and Hamas), terrorist attacks and other geopolitical unrest, changes in social, political, or regulatory conditions or in laws and policies, or other changes or events.

The current cybersecurity threat environment presents increased risk for all companies, including companies in our industry. We, our employees, government partners, and third parties are regularly the target of cyberattacks and other attempts to breach, or gain unauthorized access to, our information systems and databases. Moreover, given the current cybersecurity threat environment, we expect the volume and intensity of cyberattacks and attempted intrusions to continue to increase in the future. Cybersecurity threats and techniques used in cyberattacks are pervasive, sophisticated and difficult to prevent, including, computer viruses, malicious or destructive code (such as ransomware), social engineering (including phishing, vishing and smishing), denial of service or information or security breach tactics that could result in disruptions to our business and operations, unauthorized disclosure, release, gathering, monitoring, misuse, loss or destruction or theft of confidential, proprietary or other information, including intellectual property of ours, our employees or of third parties. Cyberattacks are carried out on a worldwide scale and by a growing number of cyber actors, including organized crime groups, hackers, terrorist organizations, extremist parties, hostile foreign governments, state-sponsored actors, activists, disgruntled employees and other third parties. For example, several well-known companies have recently disclosed high-profile security breaches involving sophisticated and highly targeted attacks on their company's infrastructure or their customers' data, which were not recognized or detected until after such companies had been affected notwithstanding the preventive measures they had in place. In addition, since Russia's invasion of Ukraine and the recent Israel and Hamas conflict, many companies have experienced heightened cybersecurity risks. Cybersecurity threats and the techniques used in cyberattacks change, develop and evolve rapidly, including from emerging technologies, such as advanced forms of artificial intelligence, machine learning and quantum computing. Further, the information systems of third parties upon which we rely in connection with our business, such as vendors, suppliers, government partners, and other third-party service providers, could be comprised in a manner that adversely affects us and our information systems. Additionally, the failure of our employees to exercise sound judgment and vigilance when targeted by social engineering or other cyberattacks may increase our vulnerability.

There is no assurance that the security measures we take to reduce the risk of such incidents and protect our systems will be sufficient. Any cyberattack, data breach, security breach, or other security incident resulting in the interruption, delay, compromise or failure of our services or information systems, or the misappropriation, loss, or other unauthorized disclosure of personal data or confidential information, including confidential information about our employees, or other proprietary information, including intellectual property, whether by us directly, our vendors, our employees, our government partners, those entrusted to our care, or our third-party service providers, could damage our reputation, expose us to the risks of litigation and liability, result in significant monetary penalties and/or regulatory actions for violation of applicable laws or regulations, disrupt our business and result in significant costs for investigation and notification regarding the incident and remedial measures to prevent future occurrences and mitigate past violations, result in lost business, or otherwise adversely affect our results of operations. Moreover, any significant cybersecurity incident could require us to devote significant management time and resources to address such incident, interfere with our pursuit of other important business strategies and initiatives, and cause us to incur additional expenditures, which could be material. There is no assurance that any remedial actions will meaningfully limit the success of future attempts to breach our information systems, particularly because malicious actors are increasingly sophisticated and utilize tools and techniques specifically designed to circumvent security measures, avoid detection and obfuscate forensic evidence, which means we may be unable to identify, investigate or remediate effectively or in a timely manner. Although we maintain cybersecurity insurance covering certain security and privacy damages and claim expenses, we may not carry insurance or maintain coverage sufficient to compensate for all liability and in any event, insurance coverage would not address the reputational damage that could result from a security incident.

We are subject to risks related to corporate social responsibility.

The growing integration of ESG factors in making investment decisions is relatively new; frameworks and methods used by investors for assessing ESG policies are not fully developed and vary considerably among the investment community; and investor, societal and political sentiments on ESG, both as to particular ESG factors and as to its general relevance to investors and their decisions, continue to evolve. Further, pending rules proposed by the SEC and the Federal Acquisition Regulatory Council may require new environmental and climate risk disclosures which may introduce additional regulatory obligations and legal and reputational risk. Additionally, the State of California recently passed the Climate Corporate Data Accountability Act and the Climate-Related Financial Risk Act that will impose broad climate-related disclosure obligations on certain companies doing business in California, starting in 2026. During 2023, we issued our fifth ESG report, which broadly describes how we attempt to deliver on our service commitment to our government and other third-party partners and manage our operations responsibly and ethically. The policies and practices we summarize in our ESG reporting, whether they relate to the standards we set for ourselves or ESG criteria established by third parties, and whether or not we meet such standards, may influence our reputation. For example, the perception held by the general public, our governmental partners, vendors, suppliers, other stakeholders, or the communities in which we do business may depend, in part, on the standards we have chosen to aspire to meet, whether or not we meet these standards on a timely basis or at all, and whether or not we meet external ESG factors they deem relevant. Nonetheless, the subjective and evolving nature and wide variety of methods and processes used by various stakeholders, including investors, to assess a company with respect to ESG criteria can result in the perception of negative ESG factors or a misrepresentation of our ESG policies and practices. Our failure, or perceived failure, to meet expectations on ESG reporting, achieve meaningful progress on ESG-related policies and practices, address stakeholder expectations or meet ESG criteria set by third parties on a timely basis, or at all, could adversely affect our business, results of operations, financial condition and cash flows.

By electing to publicly share ESG-related information and our approach to ESG standards, our business may also face increased scrutiny related to ESG activities. As a result, our reputation could be harmed if we fail to meet goals we share, report accurate data or act in a manner deemed appropriate or responsible in light of shifting social and political standards and perspectives in the areas in which we report, such as safety and security, human rights, diversity, quality assurance, community engagement, and environmental sustainability. Any harm to our reputation resulting from sharing information, setting goals, attempting to meet external standards set by third-parties or our failure or perceived failure to meet such standards or act in a manner that meets evolving societal and political perspectives could impact, among other things: employee retention; the willingness of our governmental partners, vendors and suppliers to do business with us; investors willingness or ability to purchase or hold our securities; or our ability to access capital, any of which could adversely affect our business, results of operations, financial condition and cash flows. Our ESG report is not incorporated by reference into and does not form any part of this Annual Report.

As an owner and operator of correctional, detention, and residential reentry facilities, we are subject to risks relating to acts of God, outbreaks of epidemic or pandemic disease, global climate change, terrorist activity and war.

We may encounter staffing constraints as well as costs and expenses associated with owning and/or operating our correctional, detention, and residential reentry facilities as a result of acts of God, outbreaks of epidemic or pandemic disease, global climate change (including the potential for increased inclement weather and natural disasters), wars and other geopolitical conflicts (including between Ukraine and Russia and Israel and Hamas) and the potential for war, terrorist activity (including threats of terrorist activity), political unrest, geopolitical uncertainty and other forms of civil strife, in or around locations where we own and/or operate significant properties. These events could have an adverse impact on our business, financial condition, results of operations or the market price of our common stock.

Risks Related to Our Indebtedness

Our indebtedness could adversely affect our financial health and prevent us from fulfilling our obligations under our debt securities.

We have a significant amount of indebtedness. As of December 31, 2023, we had total indebtedness of $1,106.7 million. Our indebtedness could have important consequences. For example, it could:

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

If we are unable to meet our debt service obligations, we may need to suspend our share repurchase program, reduce capital expenditures, restructure or refinance our indebtedness, obtain additional equity financing or sell assets. We may be unable to restructure or refinance our indebtedness, obtain additional equity financing or sell assets on satisfactory terms or at all.

The New Bank Credit Facility, indentures related to our senior notes, and other debt instruments have restrictive covenants that could limit our financial flexibility.

The indentures related to our 8.25% senior notes due 2026, and 4.75% senior notes due 2027, collectively referred to herein as our senior notes, and the credit agreement related to our New Bank Credit Facility contain restrictive covenants that limit our ability to engage in activities that may be in our long-term best interests. Our New Bank Credit Facility requires us to comply with certain financial covenants, including leverage and fixed charge coverage ratios. The New Bank Credit Facility includes other restrictions that, among other things, limit our ability to incur indebtedness; grant liens; engage in mergers, consolidations and liquidations; make asset dispositions, make restricted payments and investments; issue disqualified stock; enter into transactions with affiliates; and amend, modify or prepay certain indebtedness. The indentures related to our senior notes contain limitations on our ability to effect mergers and change of control events, as well as other limitations on our ability to create liens on our assets. The indenture related to our 8.25% senior notes due 2026 additionally limits our ability to incur indebtedness, make restricted payments and investments and prepay certain indebtedness.

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

Our New Bank Credit Facility is secured by a pledge of all of the capital stock (or other ownership interests) of our domestic restricted subsidiaries, 65% of the capital stock (or other ownership interests) of our "first-tier" foreign subsidiaries, all of our accounts receivable and those of our domestic restricted subsidiaries, and substantially all of our deposit accounts and those of our domestic restricted subsidiaries. In the event that (a) the consolidated total leverage equals or exceeds 4.25 to 1.00 or (b) we incur certain debt above a specified threshold, certain intangible assets and unencumbered real estate assets that meet a 50% loan-to-value requirement are required to be added as collateral. Subject to compliance with the restrictive covenants under our existing indebtedness, we may incur additional indebtedness secured by existing or future assets of ours or our subsidiaries. In the event of a default under our New Bank Credit Facility or any other secured indebtedness, or if we experience insolvency, liquidation, dissolution or reorganization, the holders of our secured debt would be entitled to payment from their collateral security, and after that the holders of our unsecured debt (including the holders of any deficiency remaining after application of collateral to secured debt) would be entitled to payment from our remaining assets. In such an event, there can be no assurance that we would have sufficient assets to pay amounts due to holders of our unsecured debt, and unsecured debtholders may receive less than the full amount to which they are entitled.

Servicing our indebtedness will require a significant amount of cash or may require us to refinance our indebtedness before it matures. Our ability to generate cash depends on many factors beyond our control and there is no assurance that we will be able to refinance our debt on acceptable terms, or at all.

Currently, our Term Loan and Revolving Credit Facility both mature in October 2028. We also have outstanding $593.1 million in aggregate principal amount of our 8.25% senior notes due 2026, and $243.1 million in aggregate principal amount of our 4.75% senior notes due 2027. In addition, we have $145.5 million outstanding under a non-recourse mortgage note with an interest rate of 4.43% maturing in 2040. Our ability to make payments on our indebtedness, to refinance our indebtedness, and to fund planned capital expenditures will depend on our ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory, and other factors that are beyond our control.

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

The terms of the indentures for our senior notes and our New Bank Credit Facility restrict our ability to incur indebtedness; however, we may nevertheless incur additional indebtedness in the future, and in the future, we may refinance all or a portion of our indebtedness, including our New Bank Credit Facility indebtedness, and may incur additional indebtedness as a result so long as we comply with the limitations in our senior notes and New Bank Credit Facility while they are in effect. As of December 31, 2023, we had $257.1 million of additional borrowing capacity available under our Revolving Credit Facility. The New Bank Credit Facility includes an option to increase the availability under the Revolving Credit Facility and to request term loans from the lenders in an aggregate amount not to exceed the greater of (a) $200.0 million and (b) 50% of consolidated EBITDA for the most recently ended four-quarter period, subject to, among other things, the receipt of commitments for the increased amount. In addition, so long as we comply with the limitations in our senior notes and New Bank Credit Facility while they are in effect, we may incur additional debt from time to time when we determine that market conditions and the opportunity to utilize the proceeds therefrom are favorable. If new debt is added to our and our subsidiaries' current debt levels, the related risks that we and they now face could intensify.

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

Our company does not, under longstanding policy, lobby for or against policies or legislation that would determine the basis for, or duration of, an individual's incarceration or detention. This strict policy also applies to external government relations professionals working on our behalf at all levels of government. Nonetheless, contracting for correctional, detention, and residential reentry facilities and related services has not achieved complete acceptance by certain governments or the public at large. The operation of correctional, detention, and residential reentry facilities by private entities has encountered resistance from certain groups, such as immigration advocates, labor unions, prison reform organizations and other special interest groups that believe correctional, detention, and residential reentry facilities should only be operated by governmental agencies, or that alternatives to immigrant detention should be utilized to enforce the nation's border policies. Further, opposition to immigration, detention and incarceration policies and the association of private companies with the enforcement of such policies have caused some financial institutions to decline to provide capital, credit or financial services to private entities that own or operate correctional and detention facilities, including CoreCivic, or to otherwise participate in the provision of capital, credit or financial services in connection with the development of correctional and detention facilities that are associated with private companies. Moreover, proposed and future legislation could restrict financial institutions from providing capital, credit or financial services to private entities that own or operate correctional and detention facilities, including CoreCivic. For example, the New York State Legislature is considering a bill that would prohibit New York state chartered banks from investing in and providing financing for privately operated secured facilities. If this legislation becomes law, certain financial institutions may be prohibited from providing us with capital, credit or financial services. While we believe we will continue to have access to capital, restrictions on our access to capital, or increases in the cost of capital, could have a material adverse effect on our business, financial condition and results of operations.

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
•
changes in government policy, legislation and regulations that affect utilization of the private sector for corrections, detention, and residential reentry services including, but not limited to, government funding proposals;
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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 1C. CYBERSECURITY.

Cybersecurity Risk Management and Strategy

We recognize the importance of developing, implementing and maintaining the integrity of our information technology systems and safeguarding the personal data and confidential information we receive and store. We have a cybersecurity risk management program in place designed to assess, identify and manage material risks from cybersecurity threats utilizing a defense-in-depth security strategy that integrates our staff, technology and operations to establish various securities barriers across multiple layers and missions of our operations. Our cybersecurity risk management program is designed to employ industry standard practices across our operations and business functions, including monitoring and analysis of the threat environment, vulnerability assessments, and third-party cybersecurity risks; detecting and responding to cybersecurity incidents, attacks and data breaches; cybersecurity preparedness, incident response plans, and business continuity and disaster recovery capabilities; and investments in cybersecurity infrastructure and program needs. Key aspects of our cybersecurity risk management program include, but are not limited to, the following:

•
Surveillance controls and technical protective capabilities, including a centralized security incident event management system, or SIEM, and a third-party continuous monitoring engagement, that monitors threat detection and response 24/7/365;
•
Utilization of third parties to assess our practices related to, and provide expertise and assistance with, various aspects of information security, as further described below;
•
Annual cybersecurity training for all employees, including social engineering (e.g., phishing, vishing, and smishing), privacy and other related topics;
•
Established policies and procedures that govern information security and cybersecurity which apply to all employees and information systems we control;
•
Business continuity, incident response and disaster recovery procedures, including quarterly tabletop incident response exercises, annual disaster recovery tests, annual unannounced penetration tests, annual phishing campaigns, and annual security control assessments;
•
Database activity monitoring, encryption, secure file transfer protocols and application firewalls; and

•
Maintaining cybersecurity insurance covering certain security and privacy damages and claim expenses resulting from cybersecurity incidents (we periodically meet with our insurer to discuss trends in cybersecurity).

We engage third parties in connection with assessing, identifying and managing our cybersecurity risks, including, but not limited to, the following:

•
We engage an independent third-party with incident response expertise to provide intelligence-based cybersecurity solutions and services to assist us with preparing for, investigating, and responding to cybersecurity incidents, including attacks that target on premise, cloud, and critical infrastructure environments.
•
We engage an independent third-party service provider to conduct an annual security program assessment of the controls, maturity and performance of our information security program and the information security risks associated with our technology and business systems.
•
We engage an independent third-party service provider to annually perform external and internal penetration and intrusion testing using industry standard tools and techniques.
•
We engage an independent third-party auditor to help ensure compliance with certain information security standards required under some of our federal contracts.
•
We have an established cadence of reviews, reporting and coordination with government agencies to review cybersecurity metrics, findings and any applicable remediation efforts. These agencies conduct assessments of our controls on a periodic basis using the National Institute of Standards and Technology Cybersecurity Framework.
•
We engage a third-party auditor to review processes and procedures designed to control access to information systems as part of its Sarbanes-Oxley testing.

In addition to the third parties described above, we regularly engage consultants, advisors, service providers and other third parties to help develop and manage our cybersecurity risk management program. Further, our internal audit team conducts annual assessments of our cybersecurity risk management program and controls.

To help identify and manage cybersecurity risks associated with our use of third-party service providers, we have implemented processes to assess third-party systems which could be compromised in a manner that adversely impacts us and our technology systems. We conduct diligence of significant third-party service providers who will have access to our data or information technology systems and incorporate certain cybersecurity protections in our engagement contracts with such providers. In addition, we require such third-party service providers to promptly notify us of any actual or suspected breach impacting our data or operations.

We have a risk assessment program in place to assess, identify and manage material risks from cybersecurity threats. Cybersecurity risks we face include cyberattacks, computer viruses, malicious or destructive code (such as ransomware), social engineering (including phishing, vishing and smishing), denial of service or information or security breach tactics as well as attacks to our website, financial applications, operational technology, telecommunications and human resources data. Our cybersecurity risk management program includes technology and processes designed to maintain active security of our information technology systems. We do not believe that any risks we have identified to date from cybersecurity threats, including as a result of any previous cybersecurity incidents, have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations or financial condition. However, we cannot ensure you that future cybersecurity incidents will not materially affect our business strategy, results of operations or financial condition.

For more information on the Company’s risks associated with cybersecurity threats and incidents, information and security breaches and technology failures, see Part I, Item 1A. Risk Factors - Interruption, delay or failure of the provision of our technology services or information systems, or the compromise of the security thereof, could adversely affect our business, financial condition or results of operations.

Governance

Our cybersecurity risk management program is integrated into our overall risk management system. Our BOD has a formalized enterprise risk management program, or ERM Program, which the Risk Committee of the BOD, or Risk Committee, on behalf of the BOD and the Audit Committee of the BOD, oversees. Our ERM Program addresses the identification, prioritization and assessment of a broad range of risks (e.g., cybersecurity, financial, operational, business, reputational, governance and managerial), and the formulation of plans to develop and improve controls for managing these risks or mitigating their effects in an integrated effort involving our BOD, relevant committees of the BOD, management, and other personnel. Our ERM Program is led by our General Counsel and is a component of management’s strategic planning process. Our BOD and Risk Committee have primary oversight responsibility regarding our cybersecurity risk management program. Our BOD and Risk Committee each receives regular and frequent updates on cybersecurity and information technology matters from management (including our Chief Information Officer, or CIO) and, periodically, from outside experts. For example, the CIO provides reports to our BOD, Technology Steering Committee and Risk Committee regarding cybersecurity risks, as well as plans and strategies to mitigate those risks, on a periodic basis.

In addition, our Enterprise Risk Council, or ERC, is a management-level team comprised of a select group of executive officers, vice presidents, and senior managers overseeing risk, which is responsible for managing enterprise risks and planning and organizing the activities of our organization to minimize the effects of risk on our business, operations and financial results. ERC is led by our General Counsel and our Managing Director, Litigation & Risk Management. The ERC coordinates enterprise risk management reports to the Risk Committee and/or our BOD. Further, the Risk Committee reviews management’s cybersecurity risk management program controls, including management’s assessment of recent cybersecurity incidents meeting certain criteria.

We also have a Technology Steering Committee that assists with fulfilling oversight responsibilities of information technology risks, including cybersecurity risks. The Technology Steering Committee is comprised of our executive officers and relevant business leaders from the information security, information technology, legal, human resources, audit, finance, communication and risk functions, and identifies, defines, manages and measures information technology and cybersecurity risks applicable to us on an enterprise level. The Technology Steering Committee meets quarterly, and reviews all cybersecurity risks and incidents meeting certain criteria, and provides oversight with respect to cybersecurity matters at a management level. Further, the Technology Steering Committee reviews management’s cybersecurity risk management program controls meeting certain criteria.

Our Technology Cybersecurity Committee is comprised of a subset of our Technology Department, including our CIO. The Technology Cybersecurity Committee meets bi-weekly and reviews all cybersecurity risks and incidents meeting certain criteria, provides oversight with respect to cybersecurity matters at a technology management level, and reports through our CIO to the Technology Steering Committee.

We also maintain a management governance structure for reviewing and approving changes related to new and existing systems, software and infrastructure design. Any new items that would require a material change must be reviewed and approved by our architecture review board, or ARB. Non-material changes are governed by the change advisory board, or CAB. The ARB and CAB each meet on a weekly basis and take security impacts into consideration during the decision-making process. All changes, whether approved or rejected, are formally documented in our information technology service management system.

As mentioned above, our SIEM tool monitors threat detection and response 24/7/365. Identified threats are alerted and addressed by our information technology team in accordance with internal policies, industry standard practices and regulatory requirements. Audit logs of external security threats are reviewed weekly as part of general event threat intelligence monitoring procedures. Other ongoing monitoring includes data from our information services team, which maintains an audit trail to detect risks in areas such as unauthorized local connections, network use and remote connections. Vulnerability scans are performed weekly and are supplemented on an ad-hoc basis for specific threats or to test patch status.

Our Director, Information Security Compliance, prepares an incident summary and collaborates with the CIO to conduct an initial assessment of cybersecurity incidents. They perform an impact assessment with respect to cybersecurity incidents meeting certain criteria and elevate the review of any such cybersecurity incidents for review by our executive officers.

Cybersecurity incidents meeting a certain criteria are escalated to our Disclosure Committee for SEC disclosure consideration. The materiality of any cybersecurity incident is ultimately evaluated and determined by our Disclosure Committee in collaboration with our CIO. Our Disclosure Committee is comprised of our executive officers, our CIO, our Chief Ethics and Compliance Officer, and relevant business leaders from our finance and legal departments. The Disclosure Committee is presented with a detailed overview of the cybersecurity incident by the CIO. The Disclosure Committee then evaluates the cybersecurity incident and its potential materiality based on SEC guidance and by considering relevant quantitative and qualitative factors.

We have also adopted a cybersecurity incident response plan which provides for controls and procedures in connection with cybersecurity incidents, including these escalation procedures.

At a management level, our cybersecurity risk management program is led by our CIO, along with our Director, Information Security Compliance. As of the date of this Annual Report, our Technology Department, led by our CIO, along with our Director, Information Security Compliance, is comprised of nearly 100 technology professionals, with currently 11 of such technology professionals exclusively dedicated to cybersecurity. These 11 technology professionals have an average cybersecurity tenure of 13 years and certifications from ISC2, ISACA, CompTIA and other industry certification leaders including CISSP, CISM, CISA, CCNA, CCNP, Network+, Security+, Project+, A+, CEH, CCSP and ITIL, among other advanced Cybersecurity and Technology degrees, tool and process specific certifications and cybersecurity related work experience. Our Technology Department stays current on cybersecurity issues and trends through continuing education activities such as conferences and participating in webinars, maintaining continuous education requirements for certification bodies, as well as through the monitoring of security and vendor feeds on cybersecurity trends and threats.

ITEM 2. PROPERTIES.

The properties we owned at December 31, 2023 are described under Item 1 and in Note 4 of the Notes to the Consolidated Financial Statements contained in this Annual Report, as well as in Schedule III in Part IV of this Annual Report.

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

None.

PART II.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Price of and Distributions on Capital Stock

Our common stock is traded on the New York Stock Exchange, or NYSE, under the symbol "CXW." On February 9, 2024, the last reported sale price of our common stock was $14.84 per share and there were approximately 2,400 registered holders and approximately 32,000 beneficial holders, respectively, of our common stock.

Dividend Policy

In order to qualify as a REIT for the years we elected REIT status, we were generally required to distribute to our stockholders at least 90% of our REIT taxable income (determined without regard to the dividends paid deduction and excluding net capital gains), and we were subject to tax to the extent our net taxable income (including net capital gains) was not fully distributed. We announced on June 17, 2020 that our Board of Directors, or BOD, suspended our quarterly dividend while it evaluated corporate structure and capital allocation alternatives. On August 5, 2020, our BOD voted unanimously to approve a plan to revoke our REIT election and become a taxable C Corporation, effective January 1, 2021; our BOD also voted unanimously to discontinue the quarterly dividend and prioritize allocating our free cash flow to reduce debt levels. In addition, subsequently, our BOD approved a share repurchase program as further described below under the heading “Issuer Purchases of Equity Securities”.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
October 1, 2023 - October 31, 2023	—	$—	—	$124,906,633
November 1, 2023 - November 30, 2023	—	$—	—	$124,906,633
December 1, 2023 - December 31, 2023	872,219	$14.33	872,219	$112,406,645
Total	872,219	$14.33	872,219	$112,406,645

(1) On May 12, 2022, the Company announced that its BOD had approved a share repurchase program to repurchase up to $150.0 million of the Company's common stock. On August 2, 2022, the BOD increased the authorization to repurchase under the share repurchase program by up to an additional $75.0 million of the Company's common stock, which resulted in a total aggregate amount to repurchase up to $225.0 million of the Company's common stock. Repurchases of the Company's outstanding common stock will be made in accordance with applicable securities laws and may be made at the Company's discretion based on parameters set by the BOD from time to time in the open market, through privately negotiated transactions, or otherwise. The share repurchase program has no time limit and does not obligate the Company to purchase any particular amount of its common stock. The authorization for the share repurchase program may be terminated, suspended, increased or decreased by the BOD in its discretion at any time. As of December 31, 2023, the Company had repurchased a total of 10.1 million common shares at an aggregate cost of approximately $112.6 million.

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

As of December 31, 2023, through our CoreCivic Safety segment, we operated 43 correctional and detention facilities, 39 of which we owned, with a total design capacity of approximately 65,000 beds. Through our CoreCivic Community segment, we owned and operated 23 residential reentry centers with a total design capacity of approximately 5,000 beds. In addition, through our CoreCivic Properties segment, we owned 6 properties, with a total design capacity of approximately 10,000 beds. We are the nation's largest owner of partnership correctional, detention, and residential reentry facilities and one of the largest prison operators in the United States. Our size and experience provide us with significant credibility with our current and prospective customers, and enable us to generate economies of scale in purchasing power for food services, health care and other supplies and services we offer to our government partners.

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

On January 26, 2021, President Biden issued the Executive Order on Reforming Our Incarceration System to Eliminate the Use of Privately Operated Criminal Detention Facilities, or the Private Prison EO. The Private Prison EO directs the Attorney General to not renew DOJ contracts with privately operated criminal detention facilities. Two agencies of the United States Department of Justice, or DOJ, the United States Federal Bureau of Prisons, or BOP, and the United States Marshals Service, or USMS, utilize our services. The BOP houses inmates who have been convicted, and the USMS is generally responsible for detainees who are awaiting trial. The BOP has experienced a steady decline in inmate populations over the last decade, a trend that was accelerated by the COVID-19 pandemic. Our remaining prison contract with the BOP at the 1,978-bed McRae Correctional Facility expired on November 30, 2022 and was not renewed. Following the non-renewal of the BOP contract in 2022 and our sale of the McRae facility to the state of Georgia in August 2022, we no longer operate any prison contracts for the BOP. The Private Prison EO only applies to agencies that are part of the DOJ, which includes the BOP and USMS. U.S. Immigration and Customs Enforcement, or ICE, facilities are not covered by the Private Prison EO, as ICE is an agency of the Department of Homeland Security, or DHS, not the DOJ. For the year ended December 31, 2023, USMS and ICE accounted for 21% ($400.4 million) and 30% ($565.5 million), respectively, of our total revenue. For the year ended December 31, 2022, USMS and ICE accounted for 22% ($403.9 million) and 29% ($527.3 million), respectively, of our total revenue.

Unlike the BOP, the USMS does not own detention capacity and relies on the private sector, along with various government agencies, for its detainee population. We currently have two detention facilities that have direct contracts with the USMS. Because of the lack of alternative bed capacity, one of the contracts was renewed upon its expiration in September 2023, and now expires in September 2028. The second direct contract expires in September 2025. It is too early to predict the outcome of the expiration of the contract scheduled to expire in September 2025, and future developments could occur prior to the scheduled expiration date.

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

We believe the long-term growth opportunities of our business remain attractive as government agencies consider their emergent needs, as well as the efficiency and offender programming opportunities we provide as flexible solutions to satisfy our partners' needs. We have also been in discussions with several state and county government agencies that have experienced challenges in staffing their public-sector facilities and are seeking solutions from the private sector. Further, several of our existing government partners, as well as prospective government partners, have been experiencing growth in offender populations and overcrowded conditions, as well as an increase in violent crime. Governments are continuing to assess their need for correctional space, and several are continuing to consider alternative correctional capacity for their aged or inefficient infrastructure, or are seeking cost savings by utilizing the private sector, which could result in increased future demand for the solutions we provide. For example, on September 25, 2023, we announced that we signed a new management contract with Hinds County, Mississippi to care for up to 250 adult male pre-trial detainees at our 2,672-bed Tallahatchie County Correctional Facility in Tutwiler, Mississippi. The initial contract term is for two years, which may be extended for an additional year upon mutual agreement. In addition, on November 16, 2023, we announced that we signed a new management contract with the state of Wyoming to care for up to 240 male inmates at the Tallahatchie facility. The term of the new contract runs through June 30, 2026. Also on November 16, 2023, we announced that we signed a new contract with Harris County, Texas, to care for up to 360 male inmates at the Tallahatchie facility. Upon mutual agreement, Harris County may access an additional 360 beds at the facility. The initial contract term began on December 1, 2023, and is scheduled to expire on November 30, 2024. However, the contract may be extended at Harris County's option for up to four additional one-year terms. In addition to the recent contracts with Hinds County, the state of Wyoming, and Harris County, we currently care for residents from the USMS, Vermont, South Carolina, the U.S. Virgin Islands, and Tallahatchie County at the Tallahatchie facility, which demonstrates the flexible solutions that we provide. On November 14, 2023, we announced that we signed a new management contract with the state of Montana to care for up to 120 inmates at our 1,896-bed Saguaro Correctional Facility in Eloy, Arizona. The new contract is scheduled to expire on October 31, 2025, and may be extended by mutual agreement for a total term of up to seven years. We currently care for residents from the state of Hawaii and the state of Idaho at the Saguaro facility. We also manage the fully occupied company-owned Crossroads Correctional Center in Shelby, Montana for the state of Montana pursuant to a separate management contract.

Further, in December 2021, the state of Arizona awarded us a new contract for up to 2,706 inmates at our 3,060-bed La Palma Correctional Center in Arizona, which commenced in April 2022. We are not aware of a larger prison contract awarded to the private sector by any state in over a decade. In August 2022, we completed the sale of the 1,978-bed McRae Correctional Facility to the Georgia Building Authority in order to update its aged and inefficient public sector correctional infrastructure. We had a management contract with the BOP at this facility, which expired on November 30, 2022. In connection with the sale, we entered into an agreement to lease the McRae facility from the Georgia Building Authority through November 30, 2022 to allow us to fulfill our obligations to the BOP. The BOP transferred the BOP inmates to alternative federal capacity prior to expiration of the contract, and the McRae Correctional Facility converted to a facility owned and operated by the State of Georgia upon the termination of our lease with the Georgia Building Authority. Competing budget priorities often impede our customers' ability to construct new prison beds of their own or update their older facilities, which we believe could result in further demand for private sector prison capacity solutions in the long-term.

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

We are actively engaged in marketing our available capacity as solutions to meet the needs of potential customers. Historically, we have been successful in obtaining new contracts when we have an inventory of available beds to provide flexible and immediate solutions to our government customers. Occupancy rates at our facilities were negatively impacted by COVID-19, and we have been focused on filling available capacity within our existing facilities. As available capacity within existing operating facilities is utilized, we believe increasing demand will result in the utilization of idle bed capacity. Available bed capacity can also be used for emergent needs. For example, as previously mentioned herein, since September 2023, we have announced that we signed new contracts with Hinds County, Mississippi to care for up to 250 inmates, the state of Wyoming to care for up to 240 inmates, and Harris County, Texas to care for up to 360 inmates at our Tallahatchie facility. We also announced that we signed a new contract with the state of Wyoming to care for up to 120 inmates at our Saguaro facility.

We also offer our customers an attractive portfolio of correctional, detention, and reentry facilities that can be leased for various needs as an alternative to providing "turn-key" correctional, detention, and residential reentry bed space and services to our government partners. In June 2023, we announced that we had entered into a lease agreement with the Oklahoma Department of Corrections, or ODC, for our 1,670-bed Allen Gamble Correctional Center. The new lease agreement includes a base term that commenced on October 1, 2023, with a scheduled expiration date of June 30, 2029, and unlimited two-year renewal options. We previously operated the Allen Gamble facility in our Safety segment under a management contract with the ODC. The management contract was scheduled to expire on June 30, 2023. However, effective July 1, 2023, we entered into a 90-day contract extension for the management contract, after which time, operations of the Allen Gamble facility transferred from us to the ODC in accordance with the new lease agreement. In September 2021, we announced that we had entered into a three-year lease agreement with the state of New Mexico at our 596-bed Northwest New Mexico Correctional Center. We previously operated the Northwest New Mexico facility in our Safety segment under a contract with the state of New Mexico. The new lease agreement commenced on November 1, 2021 and includes extension options that could extend the term of the lease through October 31, 2041. The lease of these two facilities, along with the lease of our 656-bed Southeast Correctional Complex to the Kentucky Department of Corrections, or KYDOC, originating in 2019 demonstrate our ability to react quickly to our partners' needs with innovative, flexible and cost-effective solutions. We previously operated these three correctional facilities for various government partners. We intend to pursue additional opportunities to lease prison facilities to government and other third-party operators in need of correctional capacity.

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

Asset impairments. The primary risk we face for asset impairment charges is associated with facilities we own. As of December 31, 2023, we had $2.1 billion in property and equipment, including $247.0 million in long-lived assets at eight idled correctional facilities. The carrying values of the eight idled facilities as of December 31, 2023 were as follows (in thousands):

Prairie Correctional Facility	$13,230
Huerfano County Correctional Center	14,058
Diamondback Correctional Facility	33,764
Marion Adjustment Center	9,968
Kit Carson Correctional Center	47,638
West Tennessee Detention Facility	18,568
Midwest Regional Reception Center	49,736
North Fork Correctional Facility	60,044
$247,006

As of December 31, 2023, we also had one idled non-core facility in our Safety segment containing 240 beds with a total net book value of $2.8 million, and two idled facilities in our Community segment, containing an aggregate of 450 beds with an aggregate net book value of $3.4 million.

We incurred operating expenses at these idled facilities of approximately $12.5 million, $9.7 million, and $7.6 million during the period they were idle for the years ended December 31, 2023, 2022, and 2021, respectively. The amount for 2021 excludes $2.2 million of operating expenses incurred at our West Tennessee Detention Facility during the fourth quarter of 2021. The amount for 2022 excludes $3.5 million of operating expenses incurred at the West Tennessee Detention Facility and the Midwest Regional Reception Center during the three months ended March 31, 2022. The West Tennessee facility was idled upon the expiration of a USMS contract on September 30, 2021, and the Midwest Regional Reception Center was idled upon the expiration of a USMS contract on December 31, 2021. We retained a certain staffing level at both facilities through the first three months of 2022 in order to quickly respond in the event we were able to enter into new contracts with government agencies promptly following the contract expirations. We also continued to incur expenses related to transportation services provided by staff at the Midwest Regional Reception Center during the first three months of 2022.

On December 6, 2022, we received notice from the California Department of Corrections and Rehabilitation, or CDCR, of its intent to terminate the lease agreement for our California City Correctional Center by March 31, 2024, due to the state's declining inmate population. As part of its annual budget process for the fiscal year ending June 30, 2024, the California legislature approved funding for the lease through March 31, 2024. We have engaged with the state of California regarding the continued utilization of the California City facility by the CDCR. However, we can provide no assurance that we will be successful in reaching an agreement for the utilization of the facility beyond March 31, 2024. We are also marketing the facility to other potential customers.

We evaluate the recoverability of the carrying values of our long-lived assets when events suggest that an impairment may have occurred. Such events primarily include, but are not limited to, the termination of a management contract, a significant decrease in populations within a facility we own in our Safety and Community segments that we believe will be longer than short-term, and the expiration and non-renewal of lease agreements in our Properties segment.

We perform the impairment analyses for each of our idle facilities as well as any other properties with indicators of impairment. Our estimates of recoverability are based on projected undiscounted cash flows that are comparable to historical cash flows from management contracts or lease agreements at facilities similar to the idled facilities, including historical operations for the idled facilities when such facilities were operating. Our undiscounted cash flows factor in assumptions around when idle facilities will commence generating revenues based on our best estimates around contract negotiations and market conditions. Our impairment evaluations also take into consideration our historical experience in securing new management contracts to utilize correctional facilities that had been previously idled for substantial periods of time. Such previously idled correctional facilities are currently being operated under contracts that continue to generate cash flows resulting in the recoverability of the net book value of the previously idled facilities by material amounts. Our experience has shown that our facilities could remain idle for substantially longer periods of time than most other types of commercial real estate and, based upon receipt of a new contract, produce future cash flows that would still result in a recovery of the carrying values in a relatively short period of time under the undiscounted cash flows. We also perform sensitivity analyses that consider reductions to such cash flows. Our sensitivity analyses include reductions in projected cash flows compared to historical cash flows generated by the respective facility as well as prolonged periods of vacancies.

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

Self-funded insurance reserves. As of December 31, 2023 and 2022, we had $51.7 million and $49.7 million, respectively, in accrued liabilities for employee health, workers' compensation, and automobile insurance claims. We are self-insured for employee health, workers' compensation, and automobile liability insurance claims. As such, our insurance expense is largely dependent on claims experience and our ability to control our claims. We accrue the estimated liability for employee health insurance claims based on our history of claims experience and the estimated time lag between the incident date and the date we pay the claims. We accrue the estimated liability for workers' compensation claims based on an actuarial valuation of the outstanding liabilities using a combination of actuarial methods used to project ultimate losses, and our automobile insurance claims based on estimated development factors on claims incurred. The liability for employee health, workers' compensation, and automobile insurance includes estimates for both claims incurred and for claims incurred but not reported. In recent history, our methods for determining our exposure have remained consistent, and our historical trends have been appropriately factored into our estimates and reserves. As we obtain additional information and refine our methods regarding the assumptions and estimates we use to recognize liabilities incurred, we will adjust our reserves accordingly. Arriving at these estimates, however, requires subjective judgment, and as a result these estimates are uncertain, and our actual exposure may be different from our estimates. It is possible that future cash flows and results of operations could be materially affected by changes in assumptions and new developments.

Legal reserves. As of December 31, 2023 and 2022, we had $7.8 million and $6.9 million, respectively, in accrued liabilities under the provisions of Accounting Standards Codification, or ASC, Subtopic 450-20, "Loss Contingencies," related to certain claims and legal proceedings in which we are involved. We have accrued our best estimate of the probable costs for the resolution of these claims, if estimable. In addition, we are subject to current and potential future claims and legal proceedings for which little or no accrual has been reflected because our current assessment of the potential exposure is nominal, or because we cannot reasonably estimate the amount of loss or range of loss, if any, that may result. These estimates have been developed in consultation with our General Counsel's office and, as appropriate, outside counsel handling these matters, and are based upon an analysis of potential results, assuming a combination of litigation and settlement strategies. It is possible that future cash flows and results of operations could be materially affected by changes in our assumptions, new developments, or by the effectiveness of our litigation and settlement strategies.

RESULTS OF OPERATIONS

Our results of operations are impacted by the number of correctional and detention facilities we operated, including 39 we owned and four owned by our government partners (CoreCivic Safety), the number of residential reentry centers we owned and operated (CoreCivic Community), the number of facilities we leased to government agencies (CoreCivic Properties), and the facilities we owned that were not in operation. The following table sets forth the changes in the number of facilities operated for the years ended December 31, 2023 and 2022.

	Effective	CoreCivic
	Date	Safety	Community	Properties	Total
Facilities as of December 31, 2021		46	26	10	82
Expiration of a managed-only contract in Indiana	January 2022	(1)	—	—	(1)
Sale of a residential reentry facility in Colorado	February 2022	—	(1)	—	(1)
Sale of a residential reentry facility in Colorado	March 2022	—	(1)	—	(1)
Sale of two leased community corrections facilities in California	July 2022	—	—	(2)	(2)
Sale and subsequent termination of the contract and lease of the McRae Correctional Facility in Georgia	Aug/Nov 2022	(1)	—	—	(1)
Sale of an idled residential reentry facility in Oklahoma	December 2022	—	(1)	—	(1)
Facilities as of December 31, 2022		44	23	8	75
Sale of two leased community corrections facilities in Pennsylvania	May 2023	—	—	(2)	(2)
Lease of the Allen Gamble Correctional Center	October 2023	(1)	—	1	—
Sale of a leased property in Georgia	December 2023	—	—	(1)	(1)
Facilities as of December 31, 2023		43	23	6	72

Year Ended December 31, 2023 Compared to the Year Ended December 31, 2022

During the year ended December 31, 2023, net income was $67.6 million, or $0.59 per diluted share, compared with net income of $122.3 million, or $1.03 per diluted share, for the previous year. Financial results for 2023 reflected an $0.8 million gain on the sale of real estate assets, $2.7 million of asset impairments, and $0.7 million of expenses associated with debt repayments and refinancing transactions. For the year ended December 31, 2023, income tax expense reflects a net expense of $0.2 million associated with these special items and a change in our corporate structure.

Financial results for 2022 reflected an $87.7 million gain on the sale of real estate assets, $8.1 million of expenses associated with debt repayments and refinancing transactions, $4.4 million of asset impairments, and $1.9 million associated with shareholder litigation expense. For the year ended December 31, 2022, income tax expense reflects a net expense of $19.3 million associated with these special items.

Our Current Operations

Our ongoing operations are organized into three principal business segments:

•
CoreCivic Safety segment, consisting of the 43 correctional and detention facilities that are owned, or controlled via a long-term lease, and managed by CoreCivic, as well as those correctional and detention facilities owned by third parties but managed by CoreCivic. CoreCivic Safety also includes the operating results of our subsidiary that provides transportation services to governmental agencies, TransCor America, LLC, or TransCor.
•
CoreCivic Community segment, consisting of the 23 residential reentry centers that are owned, or controlled via a long-term lease, and managed by CoreCivic. CoreCivic Community also includes the operating results of our electronic monitoring and case management services.
•
CoreCivic Properties segment, consisting of the 6 correctional real estate properties owned by CoreCivic.

For the years ended December 31, 2023 and 2022, our total segment net operating income, which we define as facility revenue (including interest income associated with finance leases) less operating expenses, was divided among our three business segments as follows:

	For the Years Ended December 31,
	2023	2022
Segment:
Safety	84.7%	84.1%
Community	5.2%	3.9%
Properties	10.1%	12.0%

Facility Operations

A key performance indicator we use to measure the revenue and expenses associated with the operation of the correctional, detention, and residential reentry facilities we own or manage is expressed in terms of a compensated man-day, which represents the revenue we generate and expenses we incur for one offender for one calendar day. Revenue and expenses per compensated man-day are computed by dividing facility revenue and expenses by the total number of compensated man-days during the period. A compensated man-day represents a calendar day for which we are paid for the occupancy of an offender. We believe the measurement is useful because we are compensated for operating and managing facilities at an offender per diem rate based upon actual or minimum guaranteed occupancy levels. We also measure our costs on a per compensated man-day basis, which are largely dependent upon the number of offenders we accommodate. Further, per compensated man-day measurements are also used to estimate our potential profitability based on certain occupancy levels relative to design capacity. Revenue and expenses per compensated man-day for all of the correctional, detention, and residential reentry facilities placed into service that we owned or managed, exclusive of those held for lease, and for TransCor were as follows for the years ended December 31, 2023 and 2022:

	For the Years Ended December 31,
	2023	2022
Revenue per compensated man-day	$98.06	$93.26
Operating expenses per compensated man-day:
Fixed expense	55.40	51.41
Variable expense	21.19	21.31
Total	76.59	72.72
Operating income per compensated man-day	$21.47	$20.54
Operating margin	21.9%	22.0%
Average compensated occupancy	71.6%	70.3%
Average available beds	70,647	73,165
Average compensated population	50,566	51,446

Revenue

Total revenue consists of management revenue we generate through CoreCivic Safety and CoreCivic Community in the operation of correctional, detention, and residential reentry facilities, as well as the revenue we generate from TransCor and our electronic monitoring and case management services. Total revenue also consists of lease revenue we generate through CoreCivic Properties from facilities we lease to third-party operators. The following table reflects the components of revenue for the years ended December 31, 2023 and 2022 (in millions):

	For the Years Ended December 31,
	2023	2022	$ Change	% Change
Management revenue:
Federal	$995.2	$994.7	$0.5	0.1%
State	738.6	669.2	69.4	10.4%
Local	36.0	35.5	0.5	1.4%
Other	76.7	87.9	(11.2)	(12.7%)
Total management revenue	1,846.5	1,787.3	59.2	3.3%
Lease revenue	49.9	57.9	(8.0)	(13.8%)
Other revenue	0.2	0.1	0.1	100.0%
Total revenue	$1,896.6	$1,845.3	$51.3	2.8%

The $59.2 million, or 3.3%, increase in total management revenue was primarily a result of an increase in revenue of approximately $88.6 million driven primarily by an increase of 5.1% in average revenue per compensated man-day. The increase in management revenue was partially offset by a decrease in revenue of $29.9 million driven primarily by a decrease in average daily compensated population from 2022 to 2023, as discussed further hereinafter. The increase in average revenue per compensated man-day primarily resulted from the effect of per diem increases at several of our facilities. We believe the impact of these per diem increases will provide further benefit to our operating margins as residential populations continue to recover from the impact of COVID-19 and will help offset the wage and employee benefit increases we have been incurring, as further discussed hereinafter. Revenue generated from our electronic monitoring and case management services during 2023 increased $0.5 million (from $36.2 during 2022 to $36.7 million during 2023).

Average daily compensated population decreased 880, or 1.7%, to 50,566 in 2023 compared to 51,446 in 2022. The decrease in average daily compensated population was primarily a result of the contract expiration at the 1,978-bed McRae Correctional Facility effective November 30, 2022, as further described hereinafter. The decrease in average daily compensated population was partially offset by an increase in average population at our 3,060-bed La Palma Correctional Center, which was a result of a new management contract from the state of Arizona, and by an increase in occupancy at facilities where ICE is our federal partner, both as further discussed hereinafter.

The solutions we provide to our federal customers, including primarily ICE and the USMS, continue to be a significant component of our business. The federal customers in our Safety and Community segments generated approximately 52% and 54% of our total revenue in 2023 and 2022, respectively, increasing $0.5 million, or 0.1%, in 2023 from 2022. The increase in federal revenue was primarily a result of increased occupancy and per diem increases at certain facilities. The increase in federal revenue was partially offset by the impact of the expiration of the contract with the BOP at the McRae facility, which resulted in a reduction in federal revenue of $37.8 million (2.0% of our total revenue) during 2023 from 2022, and as a result of the transition at our La Palma facility, as further described hereinafter.

The decision near the end of the first quarter of 2020 by the federal government to deny entry at the United States southern border to asylum-seekers and anyone crossing the southern border without proper documentation or authority in an effort to contain the spread of COVID-19, a policy known as Title 42, resulted in a reduction in people being apprehended and detained by ICE. The financial impact was somewhat mitigated by fixed monthly payments from ICE at certain of our facilities, to ensure ICE has adequate bed capacity in the event of a surge in the future. Based on COVID-19 trends, the Department of Health and Human Services allowed Title 42 to expire on May 11, 2023, which has resulted in an increase in the number of undocumented people permitted to enter the United States claiming asylum, and has resulted in an increase in the number of people apprehended and detained by ICE. Due to fixed payments under many of our federal contracts, the increase in residential populations does not result in a proportionate increase in our financial results at such facilities until populations clear the fixed payment levels for certain bed capacity. Residential populations under certain of our federal contracts largely cleared the minimum compensated bed total associated with fixed payments during the second half of 2023. During 2023 and 2022, revenue from ICE was $565.5 million and $527.3 million, respectively, compared to $579.5 million during 2019, prior to the implementation of Title 42. Revenue from ICE during 2023 increased at facilities other than our La Palma facility by $71.4 million from 2022 due to increased occupancy and the impact of per diem increases at certain facilities. During 2022, revenue from ICE at our La Palma facility was $33.2 million. This facility was transitioned from an ICE population to a population from the state of Arizona throughout 2022, with the offender intake process being substantially completed during the fourth quarter of 2022.

State revenues from contracts at correctional, detention, and residential reentry facilities that we operate increased $69.4 million, or 10.4%, from 2022 to 2023. State revenues increased primarily as a result of the new management contract with the state of Arizona at our 3,060-bed La Palma Correctional Center for up to 2,706 inmates, as the state transferred inmate populations from public sector facilities into our La Palma facility. We began receiving inmates from the state of Arizona in April 2022 and as of December 31, 2023, we cared for approximately 2,200 inmates from the state of Arizona at this facility. State revenue at the La Palma facility increased $48.9 million during 2023 compared with 2022. State revenues also increased as a result of per diem increases under a number of our state contracts, as many of our state partners have recognized the need to provide additional funding to address increases in the wages of our employees. Finally, state revenues also increased due to higher utilization from Montana and Wyoming due to new management contracts executed during 2023, as well as higher utilization under existing management contracts most notably from the states of Idaho and Colorado. The increase in state revenues was partially offset by a decrease in state revenues at our Allen Gamble Correctional Center that resulted from a new lease agreement effective October 1, 2023, as further described hereinafter.

Local revenues from contracts at correctional, detention, and residential reentry facilities that we operate increased $0.5 million, or 1.4%, from 2022 to 2023. The new contracts with Harris County, Texas and Hinds County, Mississippi at our Tallahatchie County Correctional Facility, as further described hereinafter, contributed to the increase in local revenues.

The $8.0 million, or 13.8%, decrease in lease revenue from 2022 to 2023 primarily resulted from the termination of the lease at our North Fork Correctional Facility effective June 30, 2023, partially offset by the new lease revenue at our Allen Gamble Correctional Center from a new lease agreement that became effective October 1, 2023, both as further described hereinafter.

Operating Expenses

Operating expenses totaled $1,462.4 million and $1,413.8 million in 2023 and 2022, respectively. Operating expenses consist of those expenses incurred in the operation and management of correctional, detention, and residential reentry facilities, as well as those expenses incurred in the operations of TransCor and our electronic monitoring and case management services. Operating expenses also consist of those expenses incurred in the operation of facilities we lease to third-party operators.

Operating expenses incurred by CoreCivic Safety and CoreCivic Community in connection with the operation and management of our correctional, detention, and residential reentry facilities, as well as those incurred in the operations of TransCor and our electronic monitoring and case management services, increased $48.8 million, or 3.5%, during 2023 compared with 2022. Operating expenses increased primarily as a result of wage increases resulting from labor shortages and wage pressures, as further described hereinafter. We achieved higher staffing levels during 2023 when compared to 2022, and correspondingly, we were able to reduce our use of temporary incentives by $9.8 million during 2023 as we began to see improvement in our attraction and retention of facility staff in this challenging labor market. We believe these significant investments in our workforce have positioned us to manage the increased number of residents we have begun to experience now that the remaining occupancy restrictions caused by the COVID-19 pandemic, most notably Title 42, have been removed. We have continued to invest in staffing resources during 2023, which has resulted in additional compensation and incremental expenses, and we expect to continue to invest in staffing resources in future quarters, which may result in additional compensation and incremental expenses. As the labor market improves and labor shortages and wage pressures are alleviated, which we believe will take some additional time, we expect to further reduce our reliance on temporary incentives. While we have achieved recent successes, the benefits of our investments in staffing may not be sustained, and labor shortages could intensify again in the future. Additionally, operating expenses increased as a result of expenses incurred at our La Palma Correctional Center as utilization of the facility increased under the new contract with the state of Arizona while we contended with a challenging labor market. The increase in operating expenses was partially offset by the contract expiration at the 1,978-bed McRae Correctional Facility effective November 30, 2022, and the new lease of our Allen Gamble Correctional Center effective October 1, 2023.

Total expenses per compensated man-day increased to $76.59 during 2023 from $72.72 during 2022. We have experienced labor shortages and wage pressures in many markets across the country, and have provided customary inflationary wage increases to remain competitive. Recruiting has been particularly challenging since the start of the pandemic due to the front-line nature of the services we provide and the shortage of nursing staff across the country intensified as a result of the COVID-19 pandemic and the challenging labor market. The challenges of recruiting and retaining staff, including nursing, has been and could continue to be exacerbated by the current labor market. Further, we have incurred incremental expenses to help ensure sufficient staffing levels under unique and challenging working conditions. While, as mentioned in the preceding paragraph, we were able to reduce the use of these temporary incentives by $9.8 million during 2023 when compared to 2022, we expect to continue to incur a certain level of incremental expenses in future quarters. Incremental expenses include, but may not be limited to, incentive payments to our front-line and field staff, temporary employee housing expenses and other travel related reimbursements, additional paid time off, off-cycle wage increases in certain markets to remain competitive, and registry nursing expenses. These incremental investments have enabled us to increase overall staffing levels, as described in the preceding paragraph, which has contributed to the increase in total expenses per compensated man-day.

We continually monitor compensation levels very closely along with overall economic conditions and will adjust wage levels necessary to help ensure the long-term success of our business. Further, we continually evaluate the structure of our employee benefits package and training programs to ensure we are better able to attract and retain our employees. Salaries and benefits represent the most significant component of our operating expenses, representing approximately 60% and 59% of our total operating expenses during 2023 and 2022, respectively. As previously mentioned, recruiting and retaining staff has been particularly challenging for us and for the corrections and detention industry as a whole. An inability to attract and retain sufficient personnel could prevent us from caring for additional residential populations for government agencies in need of additional capacity due to an increase in inmate populations or an inability to adequately staff their facilities. An inability to attract and retain sufficient personnel in our existing facilities could also cause our government partners to assess liquidated damages, reduce our residential populations, or in certain circumstances, cancel our contracts. We have also been subjected to staff vacancy deductions as a result of the labor shortages, which are reflected as reductions to other management revenue. Estimating vacancy deduction amounts can be complex and subject to management judgment and estimations. Some of our government partners have granted waivers for vacancy deductions in recognition of the unique and challenging labor market, while others have discretionarily adjusted such deductions based on our extraordinary costs, efforts and incentive programs implemented to attract and retain staff.

Variable expenses per compensated man-day decreased to $21.19 during 2023 from $21.31 during 2022. The decrease in variable expenses per compensated man-day during 2023 was primarily a result of a decrease in registry nursing expense of $19.3 million, or $1.02 per compensated man-day, during 2023 when compared to 2022. The decrease in registry nursing expenses was partially offset by the effect of a high inflation rate applicable to all of our variable expenses, as well as increases in recruiting expenses and travel expenses as we supported our staff who were temporarily deployed across the Company to help address the labor shortages we experienced in certain regions, most notably at our La Palma facility in Arizona. While the shortage of nursing staff across the country continues to be challenging, we have seen, and continue to see, improvement in our recruiting and retention of facility staff, including nursing staff, as we have made investments in higher wages and increased our use of part-time positions, which helped us achieve higher staffing levels. The hiring environment for these positions has also improved.

Operating expenses incurred by CoreCivic Properties in connection with facilities we lease to third-party operators increased $0.1 million, or 1.1%, during 2023 when compared to 2022. The increase was primarily a result of the new lease at our Allen Gamble Correctional Center effective October 1, 2023, partially offset by a reduction in operating expenses primarily attributable to a decrease in utilities expense at our California City Correctional Center due to a reduction in inmate populations.

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

Additionally, on January 26, 2021, President Biden issued the Private Prison EO. The Private Prison EO directs the Attorney General to not renew DOJ contracts with privately operated criminal detention facilities. Two agencies of the DOJ, the BOP and the USMS, utilize our services. The BOP houses inmates who have been convicted, and the USMS is generally responsible for detainees who are awaiting trial. The BOP has experienced a steady decline in inmate populations over the last decade, a trend that was accelerated by the COVID-19 pandemic. Our remaining prison contract with the BOP at the 1,978-bed McRae Correctional Facility expired on November 30, 2022 and was not renewed. Following the non-renewal of the BOP contract in 2022 and sale of the McRae facility to the state of Georgia in 2022, we no longer operate any prison contracts for the BOP. The Private Prison EO only applies to agencies that are part of the DOJ, which includes the BOP and USMS. ICE facilities are not covered by the Private Prison EO, as ICE is an agency of the DHS, not the DOJ. For the year ended December 31, 2023, USMS and ICE accounted for 21% ($400.4 million) and 30% ($565.5 million), respectively, of our total revenue. For the year ended December 31, 2022, USMS and ICE accounted for 22% ($403.9 million) and 29% ($527.3 million), respectively, of our total revenue.

Unlike the BOP, the USMS does not own detention capacity and relies on the private sector, along with various government agencies, for its detainee population. We currently have two detention facilities that have direct contracts with the USMS. Because of the lack of alternative bed capacity, one of the contracts was renewed upon its expiration in September 2023, and now expires in September 2028. The second direct contract expires in September 2025. It is too early to predict the outcome of the expiration of the contract scheduled to expire in September 2025, and future developments could occur prior to the scheduled expiration date.

On December 6, 2022, we received notice from the CDCR of its intent to terminate the lease agreement for our 2,560-bed California City Correctional Center by March 31, 2024, due to the state's declining inmate population. As part of its annual budget process for the fiscal year ending June 30, 2024, the California legislature approved funding for the lease through March 31, 2024. We have engaged with the state of California regarding the continued utilization of our California City facility by the CDCR. However, we can provide no assurance that we will be successful in reaching an agreement for the utilization of the facility beyond March 31, 2024. We are also marketing the facility to other potential customers. Rental revenue generated from the CDCR at the California City facility was $31.1 million and $34.0 million for 2023 and 2022, respectively. Facility net operating income at the facility was $25.5 million and $27.9 million for 2023 and 2022, respectively.

Based on information available as of the date of this Annual Report, other than the previously mentioned lease agreement with the CDCR for our California City facility, we believe we will renew all other contracts with our government partners that have expired or are scheduled to expire within the next twelve months that could have a material adverse impact on our financial statements. We believe our renewal rate on existing contracts remains high due to a variety of reasons including, but not limited to, the constrained supply of available beds within the U.S. correctional system, our ownership of the majority of the beds we operate, and the cost effectiveness of the services we provide. However, we can provide no assurance that we will continue to achieve high renewal rates in the future.

CoreCivic Safety

CoreCivic Safety includes the operating results of the correctional and detention facilities that we operated during each period. Total revenue generated by CoreCivic Safety increased $47.4 million, or 2.8%, from $1,684.0 million during 2022 to $1,731.4 million during 2023. CoreCivic Safety's facility net operating income increased $4.5 million, or 1.2%, from $370.5 million during 2022 to $374.9 million during 2023. During 2023 and 2022, CoreCivic Safety generated 84.7% and 84.1%, respectively, of our total segment net operating income.

The following table displays the revenue and expenses per compensated man-day for CoreCivic Safety's correctional and detention facilities placed into service that we own and manage and for the facilities we manage but do not own, inclusive of the transportation services provided by TransCor:

	For the Years Ended December 31,
	2023	2022
CoreCivic Safety Facilities:
Revenue per compensated man-day	$99.53	$94.85
Operating expenses per compensated man-day:
Fixed expense	56.25	52.13
Variable expense	21.72	21.85
Total	77.97	73.98
Operating income per compensated man-day	$21.56	$20.87
Operating margin	21.7%	22.0%
Average compensated occupancy	72.2%	71.2%
Average available beds	65,978	68,296
Average compensated population	47,662	48,643

Operating margins in the CoreCivic Safety segment have been negatively impacted by increased operating expenses per man-day, which was driven primarily by incremental staffing levels, higher wage rates and other related expenses. As previously described herein, we have experienced labor shortages and wage pressures in many markets across the country, and have provided inflationary wage increases above historical averages to remain competitive, including increases to most of our facility staff during July of the last three years since the COVID-19 pandemic started. Further, we have incurred incremental expenses to help ensure sufficient staffing levels under unique and challenging working conditions, including but not limited to, shift incentive bonuses, recruiting and retention bonuses, temporary employee housing expenses and travel reimbursements, off-cycle wage increases, as well as relocation incentives. While, as previously described herein, we were able to reduce the use of these temporary incentives during 2023 when compared to 2022, we expect to continue to incur a certain level of additional incremental expenses in future quarters as we expect to continue to invest in staffing resources. We believe the significant investments we have made in our workforce have positioned us to meet the emerging needs of our government partners, as certain government agencies are experiencing an increase in the need for correctional and detention capacity in a post-pandemic environment, including as a result of the expiration of Title 42. The negative impact on operating margins resulting from these factors was partially offset by a 4.9% increase in average revenue per compensated man-day during 2023 when compared to 2022. The increase in average revenue per compensated man-day resulted from the effect of per diem increases at several of our facilities, as we have received per diem increases resulting from additional government appropriations funding to address increases in the wages of our employees.

In December 2021, we were awarded a new management contract from the state of Arizona for up to 2,706 inmates at our 3,060-bed La Palma Correctional Center in Arizona. The State closed an outdated public-sector prison and transferred the inmate populations from this prison and multiple other public-sector prisons to our La Palma facility. The transfer began in April 2022 with the offender intake process being substantially completed during the fourth quarter of 2022. During 2023, the average daily population was 2,421 inmates from the state of Arizona at our La Palma facility. During the first quarter of 2022, before the new contract commenced, the La Palma facility supported the mission of ICE by caring for an average daily population of 1,678 detainees. The management contract expands and strengthens our relationship with the state of Arizona and we believe will maximize the utilization of our La Palma facility, while providing ICE with the ability to continue its mission under existing contracts at alternative facilities we own and operate in the same geographic region. The transition of populations from ICE detainees to inmates from the state of Arizona has resulted in the disruption of earnings and cash flows since the first quarter of 2022, and we expect this disruption will continue until we stabilize the operating expense structure at this facility by reducing incremental expenses associated with temporary staffing, which we have recently begun to experience. Facility net operating income generated by the La Palma facility decreased by $8.4 million during 2023, contributing to the slight decline in operating margin in the CoreCivic Safety segment when compared with 2022.

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

On June 14, 2023, we announced that we entered into a lease agreement with the ODC for our 1,670-bed Allen Gamble Correctional Center which, until October 1, 2023, we reported in our CoreCivic Safety segment and operated under a management contract with the ODC. The management contract was scheduled to expire on June 30, 2023. However, effective July 1, 2023, we entered into a 90-day contract extension for the management contract, after which time, operations of the Allen Gamble facility transferred from us to the ODC in accordance with the new lease agreement. The new lease agreement includes a base term commencing October 1, 2023, with a scheduled expiration date of June 30, 2029, and unlimited two-year renewal options. Annual lease revenue to be generated from the ODC at the Allen Gamble facility under the new lease agreement will be $7.5 million during the base term. The annual rent during each renewal option term shall be mutually agreed upon by the parties. Management revenue generated from the ODC at the Allen Gamble facility was $23.0 million and $29.1 million for 2023 during the period it was reported in the Safety segment and 2022, respectively. The Allen Gamble facility incurred a net operating loss of $1.2 million during the period it was reported in the Safety segment during 2023, compared with a net operating loss of $0.9 million during 2022. Upon commencement of the new lease agreement, the Allen Gamble facility has been reported in our CoreCivic Properties segment.

On September 25, 2023, we announced that we signed a new management contract with Hinds County, Mississippi to care for up to 250 adult male pre-trial detainees at our 2,672-bed Tallahatchie County Correctional Facility in Tutwiler, Mississippi. The initial contract term is for two years, which may be extended for an additional year upon mutual agreement. We began receiving inmates from Hinds County during October 2023. In addition, on November 16, 2023, we announced that we signed a new management contract with the state of Wyoming to care for up to 240 male inmates at the Tallahatchie facility. The term of the new contract runs through June 30, 2026. We began receiving inmates from Wyoming in November 2023. Also on November 16, 2023, we announced that we signed a new contract with Harris County, Texas, to care for up to 360 male inmates at the Tallahatchie facility. Upon mutual agreement, Harris County may access an additional 360 beds at the facility. The initial contract term began on December 1, 2023, and is scheduled to expire on November 30, 2024. However, the contract may be extended at Harris County's option for up to four additional one-year terms. We began receiving inmates from Harris County in December 2023. During the fourth quarter of 2023, we provided off-cycle wage increases to help ensure sufficient staffing levels to accommodate the sudden increase in occupancy. Nonetheless, these three new contracts are expected to result in an increase in facility net operating income at the Tallahatchie facility.

On November 14, 2023, we announced that we signed a new management contract with the state of Montana to care for up to 120 inmates at our 1,896-bed Saguaro Correctional Facility in Eloy, Arizona. The new contract is scheduled to expire on October 31, 2025, and may be extended by mutual agreement for a total term of up to seven years. We began receiving inmates from the state of Montana in November 2023. We currently care for residents from the state of Hawaii and the state of Idaho at the Saguaro facility. The new contract represents an expansion of our relationship with the state of Montana where we also manage the fully occupied company-owned Crossroads Correctional Center in Shelby, Montana for the state of Montana pursuant to a separate management contract.

CoreCivic Community

CoreCivic Community includes the operating results of the residential reentry centers that we operated during each period, along with the operating results of our electronic monitoring and case management services. Total revenue generated by CoreCivic Community increased $11.8 million, or 11.4%, from $103.3 million during 2022 to $115.1 million during 2023. CoreCivic Community's facility net operating income increased $5.9 million, or 34.4%, from $17.2 million during 2022 to $23.2 million during 2023. During 2023 and 2022, CoreCivic Community generated 5.2% and 3.9%, respectively, of our total segment net operating income.

The following table displays the revenue and expenses per compensated man-day for CoreCivic Community's residential reentry facilities placed into service that we own and manage, but exclusive of the electronic monitoring and case management services given that revenue is not generated on a per compensated man-day basis for these services:

	For the Years Ended December 31,
	2023	2022
CoreCivic Community Facilities:
Revenue per compensated man-day	$73.98	$65.58
Operating expenses per compensated man-day:
Fixed expense	41.50	38.84
Variable expense	12.37	11.94
Total	53.87	50.78
Operating income per compensated man-day	$20.11	$14.80
Operating margin	27.2%	22.6%
Average compensated occupancy	62.2%	57.6%
Average available beds	4,669	4,869
Average compensated population	2,904	2,803

Similar to our CoreCivic Safety segment, operating margins in our CoreCivic Community segment were negatively impacted during 2023 by increased operating expenses per man-day, which were driven primarily by higher staffing levels and wage rates. However, the effect of the increased operating expenses was more than offset during 2023 when compared to 2022 by an increase in average revenue per compensated man-day during 2023. Average revenue per compensated man-day increased primarily as a result of per diem increases and increased occupancy under certain contracts. Similar to our CoreCivic Safety segment, occupancy in our CoreCivic Community facilities has not yet returned to pre-pandemic occupancy levels due to a variety of factors being evaluated by our government partners, including appropriated funding for non-secure residential contracts. However, we do expect the current favorable occupancy trend to continue in our Community segment as our government partners return to residential reentry programs that we offer that help individuals be better prepared for successfully transitioning back into our communities. Because facilities in our Community segment are typically smaller in size than those in our Safety segment, occupancy changes have a larger impact on operating margin per compensated man-day. Accordingly, modest changes in occupancy can have a notable impact in our Community segment.

Also contributing to the improved average compensated occupancy in the CoreCivic Community segment during 2023 were the sales of our 120-bed Fox Facility and Training Center and our 90-bed Ulster Facility in the first quarter of 2022. The two facilities were located in Denver, Colorado and had been under-utilized by Denver County. Also contributing to the improved average compensated occupancy in the CoreCivic Community segment during 2023 was the sale of an idled residential reentry center in Oklahoma City, Oklahoma in December 2022.

In January 2024, we also completed the sale of our 120-bed Dahlia Facility, another residential reentry center in Denver, Colorado. The Dahlia facility was reported as an asset held for sale as of December 31, 2023. We received gross sales proceeds of $8.0 million on the sale of the Dahlia facility compared to the carrying value of $7.5 million, resulting in a nominal net gain on the sale after transaction related expenses, which will be recognized in the first quarter of 2024. We will continue to operate the Dahlia facility through the expiration of the current management contract in June 2024.

CoreCivic Properties

CoreCivic Properties includes the operating results of the properties we leased to government agencies during each period. Total revenue generated by CoreCivic Properties decreased $8.0 million, or 13.8%, from $57.9 million during 2022 to $49.9 million during 2023. CoreCivic Properties' facility net operating income decreased $8.1 million, or 18.4%, from $44.2 million during 2022 to $36.0 million during 2023. CoreCivic Properties generated operating margins of 72% and 76% for 2023 and 2022, respectively. The decreases in total revenue and net operating income were primarily the result of the termination of the lease at our North Fork Correctional Facility effective June 30, 2023, the sale of two actively leased properties in the second quarter of 2023, and the sale of two actively leased properties in the third quarter of 2022, all as further described hereinafter. These decreases in total revenue and net operating income were net of increases due to the aforementioned new lease agreement at our Allen Gamble Correctional Center effective October 1, 2023, which contributed to increases in revenue and net operating income of $1.9 million and $0.3 million, respectively, during the fourth quarter of 2023, which reflects the period this facility has been reported in the Properties segment. During 2023 and 2022, CoreCivic Properties generated 10.1% and 12.0%, respectively, of our total segment net operating income.

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

During the third quarter of 2022, we began marketing for sale our Roth Hall Residential Reentry Center and the Walker Hall Residential Reentry Center, both located in Philadelphia, Pennsylvania. A purchase and sale agreement for these two Philadelphia properties was executed in March 2023 and the properties were sold on May 2, 2023, generating net sales proceeds of $5.8 million, resulting in a loss on sale of $25,000, which was reported in the second quarter of 2023. During the year ended December 31, 2022, these two properties generated facility net operating income of $0.2 million. During our period of ownership in 2023, these two properties generated facility net operating income of $0.3 million.

On April 25, 2023, we announced that we received notice from the ODC of its intent to terminate the lease agreement for our 2,400-bed North Fork Correctional Facility upon the lease expiration on June 30, 2023. Rental revenue generated from the ODC while the lease was active at the North Fork facility was $6.1 million for 2023 and was $12.2 million for the year ended December 31, 2022. Facility net operating income at this facility was $4.7 million for the period the lease was active in 2023 and was $9.3 million for the year ended December 31, 2022. Upon expiration of the lease, the North Fork facility was idled in the third quarter of 2023. We are marketing the facility to potential customers.

As previously described herein, beginning in the fourth quarter of 2023, a new lease agreement with the ODC for the Allen Gamble Correctional Center commenced, at which time we began reporting the financial results in the CoreCivic Properties segment. Annual lease revenue to be generated from the ODC at the Allen Gamble facility under the new lease agreement of $7.5 million, at a margin expected to be consistent with the average operating margin we report in this segment, will partially offset the reduction of lease revenue and net operating income that was previously generated under the lease agreement for the North Fork facility prior to its termination.

On December 6, 2022, we received notice from the CDCR, of its intent to terminate the lease agreement for our 2,560-bed California City Correctional Center by March 31, 2024, due to the state's declining inmate population. As part of its annual budget process for the fiscal year ending June 30, 2024, the California legislature approved funding for the lease through March 31, 2024. We have engaged with the state of California regarding the continued utilization of our California City facility by the CDCR. However, we can provide no assurance that we will be successful in reaching an agreement for the utilization of the facility beyond March 31, 2024. We are also marketing the facility to other potential customers. Rental revenue generated from the CDCR at the California City facility was $31.1 million and $34.0 million for 2023 and 2022, respectively. Facility net operating income at this facility was $25.5 million and $27.9 million for 2023 and 2022, respectively.

On December 28, 2023, we sold the Augusta Transitional Center, a community corrections facility in Georgia that was leased to the state of Georgia, for net sales proceeds of $4.5 million, resulting in a gain on sale of $0.5 million. During 2023 and 2022, this property generated facility net operating income of $0.4 million and $0.5 million, respectively.

General and administrative expense

For the years ended December 31, 2023 and 2022, general and administrative expenses totaled $136.1 million and $127.7 million, respectively. General and administrative expenses consist primarily of corporate management salaries and benefits, professional fees, and other administrative expenses. General and administrative expenses increased primarily as a result of an increase in corporate management salaries and benefits, which was largely related to higher incentive-based compensation.

Depreciation and Amortization

For the years ended December 31, 2023 and 2022, depreciation and amortization expense totaled $127.3 million and $127.9 million, respectively. Depreciation and amortization expense decreased primarily as a result of the previously described sale of the McRae Correctional Facility in the third quarter of 2022. This reduction was partially offset by depreciation on renovations completed at several facilities during 2022 and 2023.

Asset impairments

During the third quarter of 2023, we recognized a $2.7 million contract acquisition asset impairment associated with the pursuit of new contracts with a selected technology vendor, as the agreement with the vendor terminated during the third quarter of 2023.

Pursuant to the agreement to sell the Oklahoma City Transitional Center in our Community segment, which closed in the fourth quarter of 2022, we recognized an impairment charge of $3.5 million during the third quarter of 2022 associated with this facility, based on its estimated fair value less costs to sell. Additionally, during the fourth quarter of 2022, we recognized an impairment charge of $0.7 million based on its estimated fair value pursuant to an agreement to sell the 60-bed Columbine Facility in Denver, Colorado, an agreement that was terminated in 2023. The Columbine Facility is an idle residential reentry facility in our Community segment.

Interest expense, net and expenses associated with debt repayments and refinancing transactions

Interest expense is reported net of interest income and capitalized interest for the years ended December 31, 2023 and 2022. Gross interest expense, net of capitalized interest, was $85.3 million and $95.9 million in 2023 and 2022, respectively. Gross interest expense was based on outstanding borrowings under our revolving credit facility, or Revolving Credit Facility, our outstanding term loan, or Term Loan, and our Term Loan B (which we repaid in full in May 2022, as further described hereinafter), our outstanding senior unsecured notes, and our outstanding non-recourse mortgage note, as well as the amortization of loan costs and unused facility fees. Interest expense during 2023 decreased primarily as a result of the $124.1 million repayment of the remaining balance of the Term Loan B during May 2022 and as a result of the redemption of the outstanding balance of the 4.625% senior unsecured notes, or the 4.625% Senior Notes, on February 1, 2023, both as further described hereinafter. In addition, the repurchase in the open market of $80.8 million principal amount of senior unsecured notes during 2022 and $27.9 million during 2023 contributed to the decrease in interest expense. The decrease in interest expense was partially offset by an increase in interest rates associated with our variable rate debt, as further described hereinafter. During 2022, we incurred charges of $1.3 million for the write-off of a pro-rata portion of the loan costs associated with open market purchases of the 4.625% Senior Notes and the 8.25% Senior Notes, net of discounts to the principal balance of notes purchased.

On May 12, 2022, we entered into a Third Amended and Restated Credit Agreement, or the Previous Bank Credit Facility, in an aggregate principal amount of $350.0 million, consisting of a $100.0 million Term Loan and a Revolving Credit Facility with a borrowing capacity of $250.0 million. During the second quarter of 2022, we incurred charges of $0.8 million for the write-off of a portion of the pre-existing loan costs associated with the credit facility that was replaced by the Previous Bank Credit Facility, reported as expenses associated with debt repayments and refinancing transactions.

As further described hereinafter, on October 11, 2023, we entered into a Fourth Amended and Restated Credit Agreement, or the New Bank Credit Facility, that, among other things, increased the available borrowings under the Revolving Credit Facility from $250.0 million to $275.0 million and increased the size of the Term Loan from an initial balance of $100.0 million under the Previous Bank Credit Facility to $125.0 million, extended the maturity date to October 11, 2028 and made conforming changes to replace the Bloomberg Short-Term Bank Yield, or BSBY, index with the Secured Overnight Financing Rate, or SOFR. At the closing of the New Bank Credit Facility, we received approximately $33.8 million of net borrowings before transaction costs as a result of the increased size of the Term Loan, and our Revolving Credit Facility remains unused, except for $17.9 million in outstanding letters of credit. During 2023, we incurred charges of $0.7 million primarily associated with the New Bank Credit Facility and for the write-off of loan costs associated with the purchase of $21.0 million of our 8.25% Senior Notes and $6.9 million of our 4.75% senior unsecured notes through open market purchases, net of discounts to the principal balance of the notes repurchased.

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

Based on our total leverage ratio, interest on loans under our Previous Bank Credit Facility through October 10, 2023 were at a base rate plus a margin of 2.25% or at BSBY plus a margin of 3.25%, and a commitment fee equal to 0.45% of the unfunded balance of the Revolving Credit Facility. Based on our total leverage ratio, interest on loans under our New Bank Credit Facility since October 11, 2023 were at a base rate plus a margin of 2.25% or at the SOFR rate plus a margin of 3.25%, and a commitment fee equal to 0.45% of the unfunded balance of the Revolving Credit Facility. In an effort to mitigate inflation, the Federal Reserve increased interest rates throughout 2022 and continued to increase interest rates in 2023. Although we continue to be exposed to rising interest rates, we have reduced our exposure to rising interest rates by paying down our variable rate debt. The only remaining variable rate debt we have is associated with our Term Loan, which had an outstanding balance of $125.0 million as of December 31, 2023, and our Revolving Credit Facility which, as of December 31, 2023, had no borrowings outstanding.

Gross interest income was $12.3 million and $10.9 million in 2023 and 2022, respectively. Gross interest income is earned on notes receivable, investments, cash and cash equivalents, and restricted cash. Interest income also includes interest income associated with the 20-year finance receivable associated with the Lansing Correctional Facility lease to the KDOC, which commenced in January 2020, and amounted to $8.5 million and $8.7 million in 2023 and 2022, respectively. Total capitalized interest was $1.0 million during 2022.

Gain on sale of real estate assets, net

Gain on sale of real estate assets, net during the year ended December 31, 2023, includes the $0.5 gain on the sale of the Augusta Transitional Center in Georgia in our Properties segment, as previously described herein. The gain on the sale was recorded in the fourth quarter of 2023. In addition, during the third quarter of 2023, we sold a vacant parcel of land generating net sales proceeds of $0.5 million and resulting in a gain on sale of $0.4 million. The gain was reported in the third quarter of 2023.

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

Income tax expense

We recorded income tax expense of $28.2 million and $43.0 million during the years ended December 31, 2023 and 2022, respectively. Income tax expense for 2023 included an increase to income tax expense of $0.9 million for the revaluation of net deferred tax liabilities associated with a change in our corporate tax structure. During the first quarter of 2023, we completed a reorganization of our tax structure to simplify and more closely align operations and assets of certain of our subsidiaries and to reduce administrative efforts following our conversion from a real estate investment trust to a taxable C-corporation. Income tax expense related to operations for 2023 was net of an income tax benefit of $0.8 million associated with asset impairments and expenses associated with debt repayments and refinancing transactions, net of the gain on sale of real estate assets. Income tax expense related to operations for 2022 included an income tax expense of $19.3 million associated with the gain on sale of real estate assets previously described, partially offset by an income tax benefit associated with shareholder litigation expenses, asset impairments, and expenses associated with debt repayments and refinancing transactions previously described.

Our effective tax rate could fluctuate in the future based on changes in estimates of taxable income, the implementation of additional tax planning strategies, changes in federal or state tax rates or laws affecting tax credits available to us, changes in other tax laws, limits on certain deductible expenses, changes in estimates related to uncertain tax positions, or changes in state apportionment factors, as well as changes in the valuation allowance applied to our deferred tax assets that are based primarily on the amount of state net operating losses and tax credits that could expire unused.

Year Ended December 31, 2022 Compared to the Year Ended December 31, 2021

Pursuant to Regulation S-K item 303, a detailed review of our performance for the year ended December 31, 2022 compared to our performance for the year ended December 31, 2021 is set forth in "Part 2, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on February 21, 2023.

LIQUIDITY AND CAPITAL RESOURCES

Our principal capital requirements are for working capital, capital expenditures, and debt service payments, as well as outstanding commitments and contingencies, as further discussed in the notes to our financial statements. Effective January 1, 2021, we revoked our election to be taxed as a REIT. We believe this conversion in corporate tax structure improves our overall credit profile, as we are able to allocate our free cash flow toward the repayment of debt, which may include the purchase of our outstanding debt in open market transactions, privately negotiated transactions or otherwise, and to exercise more discretion in returning capital to our shareholders. Any such debt repurchases will depend upon prevailing market conditions, our liquidity requirements, contractual requirements, applicable securities laws requirements, and other factors. From January 1, 2021 through December 31, 2023, we have repaid $711.5 million of debt, net of the change in cash. Following our first priority of utilizing free cash flow to reduce debt, we expect to allocate a substantial portion of our free cash flow to returning capital to our shareholders, which could include share repurchases and/or future dividends. Any future dividend is subject to the Board of Directors', or BODs', determinations as to the amount of distributions and the timing thereof, as well as limitations under the Company's debt covenants. We were not able to implement a meaningful share repurchase program under the REIT structure without increasing our debt because a substantial portion of our free cash flow was required to satisfy the distribution requirements under the REIT structure. On May 2, 2022, the BOD approved a share repurchase program to purchase up to $150.0 million of our common stock. On August 2, 2022, the BOD increased the authorization to repurchase under the share repurchase program by up to an additional $75.0 million of our common stock, which resulted in a total aggregate authorized amount to repurchase up to $225.0 million of our common stock. Repurchases of our outstanding common stock will be made in accordance with applicable securities laws and may be made at our discretion based on parameters set by our BOD from time to time in the open market, through privately negotiated transactions, or otherwise. The share repurchase program has no time limit and does not obligate us to purchase any particular amount of our common stock. The authorization for the share repurchase program may be terminated, suspended, increased or decreased by the BOD in its discretion at any time. Through December 31, 2023, we completed the repurchase of 10.1 million shares of our common stock at a total cost of $112.6 million, or $11.16 per share, using cash on hand and cash provided by operations, including 3.5 million shares at a total cost of $38.1 million, or $10.97 per share, during 2023.

We will also pursue attractive growth opportunities, including new development opportunities in our Properties segment, to meet the need to modernize outdated correctional infrastructure across the country, and explore potential opportunities to expand the scope of non-residential correctional alternatives we provide in our Community segment.

With the extensively aged criminal justice infrastructure in the U.S. today, we believe we can bring real estate and financing solutions to government agencies as we did in connection with the construction of the Lansing Correctional Facility that commenced operations in January 2020. We financed the construction of the Lansing Correctional Facility 100% with project specific financing, requiring no equity commitment from us. We believe we can also provide other real estate solutions to government agencies faced with extensively aged criminal justice infrastructure, including "turn-key" solutions similar to those we are providing to the state of Arizona in connection with the new contract that commenced during the second quarter of 2022 at our La Palma Correctional Center, as well as real estate only solutions to government agencies that need correctional capacity where they prefer to operate the facility, similar to the lease of our Allen Gamble Correctional Center in Oklahoma to the ODC signed in 2023, as previously described herein. In addition, in August 2022, we completed the sale of the 1,978-bed McRae Correctional Facility to the Georgia Building Authority in order to update its aged and inefficient public sector correctional infrastructure. Most real estate only solutions would not require material capital expenditures if we have existing capacity. However, in the future we could incur capital expenditures to provide replacement capacity for government agencies that have extensively aged criminal justice infrastructure and are in need of new capacity.

As of December 31, 2023, we had cash on hand of $121.8 million, and $257.1 million available under our Revolving Credit Facility. During the years ended December 31, 2023 and 2022, we generated $231.9 million and $153.6 million, respectively, in cash through operating activities. We currently expect to be able to meet our cash expenditure requirements for the next year and beyond utilizing cash on hand, cash flows from operations, and availability under our Revolving Credit Facility. As of December 31, 2023, we had no debt maturities until April 2026.

Our cash flow is subject to the receipt of sufficient funding of and timely payment by contracting governmental entities. If the appropriate governmental agency does not receive sufficient appropriations to cover its contractual obligations, it may terminate our contract or delay or reduce payment to us. Delays in payment from our major customers, which could include the deferral of payments to us during government shutdowns or the termination of contracts from our major customers, could have an adverse effect on our cash flow and financial condition. We have not experienced any unusual delays in payments from our major customers.

Debt

As of December 31, 2023, we had $243.1 million principal amount of unsecured notes outstanding with a fixed stated interest rate of 4.75% and $593.1 million principal amount of unsecured notes outstanding with a fixed stated interest rate of 8.25%, or collectively, the Senior Notes. In addition, as of December 31, 2023, we had $145.5 million outstanding under the Kansas Notes with a fixed stated interest rate of 4.43% and $125.0 million outstanding under our Term Loan with a variable interest rate of 8.7%. We had $17.9 million of letters of credit outstanding under our Revolving Credit Facility at December 31, 2023. There was no amount outstanding under our Revolving Credit Facility as of December 31, 2023. As of December 31, 2023, our total weighted average effective interest rate was 7.6%, while our total weighted average maturity was 4.7 years, and we have no debt maturities until 2026. In 2023, we purchased $21.0 million of the 8.25% Senior Notes through open market purchases, reducing the outstanding balance of the 8.25% Senior Notes to $593.1 million as of December 31, 2023. In addition, in 2023, we purchased $6.9 million of the 4.75% Senior Notes through open market purchases, reducing the outstanding balance of the 4.75% Senior Notes to $243.1 million as of December 31, 2023. The Senior Notes were purchased at a weighted average purchase price of 97% of par. In the future, we could elect to use our free cash flow to purchase additional Senior Notes in open market transactions, privately negotiated transactions or otherwise. We could also use our effective shelf registration statement to issue additional debt securities when we determine that market conditions and the opportunity to utilize the proceeds therefrom are favorable.

As previously mentioned, on October 11, 2023, we entered into a New Bank Credit Facility that, among other things, increased the available borrowings under the Revolving Credit Facility from $250.0 million to $275.0 million and increased the size of the Term Loan from an initial balance of $100.0 million to $125.0 million, extended the maturity date to October 11, 2028 and made conforming changes to replace the BSBY index with SOFR. Our financial covenants were modified to remove the $100.0 million limit of netting unrestricted cash and cash equivalents when calculating the consolidated total leverage ratio and the consolidated secured leverage ratio. Further, the consolidated total leverage ratio resulting in a "springing lien" event was increased from 4.00 to 1.00 to 4.25 to 1.00. At the closing of the New Bank Credit Facility, we received approximately $33.8 million of net borrowings before transaction costs as a result of the increased size of the Term Loan, and our Revolving Credit Facility remains unused, except for $17.9 million in outstanding letters of credit.

Operating Activities

Our net cash provided by operating activities for the year ended December 31, 2023 was $231.9 million compared with $153.6 million in 2022. Cash provided by operating activities represents our net income plus depreciation and amortization, changes in various components of working capital, and various non-cash charges. The increase in cash provided by operating activities resulted primarily from positive fluctuations in working capital accounts relative to the prior year.

Investing Activities

Our net cash flow used in investing activities was $58.9 million for the year ended December 31, 2023 and was primarily attributable to capital expenditures for facility development and expansions of $4.9 million and $65.4 million for facility maintenance and information technology capital expenditures, partially offset by $11.1 million in net proceeds from the sale of assets.

Our net cash flow provided by investing activities was $73.0 million for the year ended December 31, 2022 and was primarily attributable to $157.7 million in net proceeds from the sale of assets, partially offset by capital expenditures for facility development and expansions of $23.1 million and $58.3 million for facility maintenance and information technology capital expenditures.

Financing Activities

Our net cash flow used in financing activities was $206.2 million for the year ended December 31, 2023 and was primarily attributable to debt repayments, including $91.2 million related to our previous Term Loan, the $153.8 million redemption of the 4.625% Senior Notes, the $21.0 million purchase of the 8.25% Senior Notes, and the $6.9 million purchase of the 4.75% Senior Notes. In addition, our net cash flow used in financing activities was attributable to $9.9 million of scheduled principal repayments under our Term Loan and our non-recourse mortgage note. Our net cash flow used in financing activities also included $43.0 million for the share repurchase program, as well as the purchase and retirement of common stock that was issued in connection with equity-based compensation, and dividend payments on restricted stock units that became vested of $0.1 million. These payments were partially offset by the $125.0 million of proceeds from the aforementioned issuance of the Term Loan in October 2023 associated with the Fourth Amended and Restated Credit Agreement. We also borrowed $125.0 million on our Revolving Credit Facility, and repaid such amount during the year.

Our net cash flow used in financing activities was $375.2 million for the year ended December 31, 2022 and was primarily attributable to debt repayments, including $167.5 million related to our previous Term Loan, $124.1 million related to our Term Loan B, and $80.6 million related to our 4.625% and 8.25% Senior Notes. In addition, our net cash flow used in financing activities was attributable to $15.1 million of scheduled principal repayments under our Term Loan, Term Loan B, and our non-recourse mortgage note. Our net cash flow used in financing activities also included $79.9 million for the share repurchase program, as well as the purchase and retirement of common stock that was issued in connection with equity-based compensation, and dividend payments on restricted stock units that became vested of $0.9 million. These payments were partially offset by the $100.0 million of proceeds from the aforementioned issuance of the Term Loan in May 2022 associated with the Third Amended and Restated Credit Agreement.

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

As of December 31, 2023, neither CoreCivic nor any of its subsidiary guarantors had any material or significant restrictions on CoreCivic's ability to obtain funds from its subsidiaries by dividend or loan or to transfer assets from such subsidiaries.

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

	December 31,
	2023	2022
Current assets	$460,475	$415,304
Real estate and related assets	2,323,562	2,384,279
Other assets	175,413	204,606
Total non-current assets	2,498,975	2,588,885
Current liabilities	284,886	345,241
Long-term debt, net	945,949	942,147
Other liabilities	246,903	276,752
Total long-term liabilities	1,192,852	1,218,899

	For the Years Ended December 31,
	2023	2022
Revenue	$1,895,291	$1,844,084
Operating expenses	1,462,414	1,413,788
Other expenses	263,401	261,898
Total expenses	1,725,815	1,675,686
Income before income taxes	92,437	162,454
Net income	64,203	119,472

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

Our reconciliation of net income to FFO and Normalized FFO for the years ended December 31, 2023, 2022, and 2021 is as follows (in thousands):

	For the Years Ended December 31,
	2023	2022	2021
FUNDS FROM OPERATIONS:
Net income (loss)	$67,590	$122,320	$(51,896)
Depreciation and amortization of real estate assets	98,076	96,917	98,738
Impairment of real estate assets	—	4,392	3,335
Gain on sale of real estate assets, net	(798)	(87,728)	(38,766)
Income tax expense for special items	226	21,995	8,785
Funds From Operations	165,094	157,896	20,196
Expenses associated with debt repayments and refinancing transactions	686	8,077	56,279
Expenses associated with COVID-19	—	—	2,434
Income tax expense associated with change in corporate tax structure and other special tax items	930	—	114,249
Shareholder litigation expense	—	1,900	54,295
Goodwill and other impairments	—	—	8,043
Other asset impairments	2,710	—	—
Income tax benefit for special items	(984)	(2,657)	(30,012)
Normalized Funds From Operations	$168,436	$165,216	$225,484

Material Cash Requirements

The following table summarizes our material cash requirements related to borrowings, contracts and leases by the indicated period as of December 31, 2023 (in thousands):

	Payments Due By Year Ending December 31,
	2024	2025	2026	2027	2028	Thereafter	Total
Long-term debt	$11,597	$12,073	$608,814	$262,423	$97,995	$113,789	$1,106,691
Interest on senior and mortgage notes	66,837	66,592	41,860	17,105	5,247	32,171	229,812
Contractual facility developments and other commitments	5,058	—	—	—	—	—	5,058
South Texas Family Residential Center	51,562	51,421	38,460	—	—	—	141,443
Leases	5,392	5,273	4,856	4,183	3,772	11,635	35,111
Total	$140,446	$135,359	$693,990	$283,711	$107,014	$157,595	$1,518,115

The cash obligations in the table above do not include future cash obligations for variable interest expense associated with our Term Loan or the balance outstanding on our Revolving Credit Facility, if any, as projections would be based on future outstanding balances as well as future variable interest rates, and we are unable to make reliable estimates of either. Certain of our other ongoing construction projects are not currently under contract and thus are not included as a contractual obligation above as we may generally suspend or terminate such projects without substantial penalty. With respect to the South Texas Family Residential Center, the cash obligations included in the table above reflect the full contractual obligations of the lease of the site, excluding contingent payments, even though the lease agreement provides us with the ability to terminate if ICE terminates the amended inter-governmental service agreement associated with the facility.

We had $17.9 million of letters of credit outstanding at December 31, 2023 primarily to support our requirement to repay fees and claims under our self-insured workers' compensation plan in the event we do not repay the fees and claims due in accordance with the terms of the plan, and for a debt service reserve requirement under terms of the Kansas Notes. The letters of credit are renewable annually. We did not have any draws under these outstanding letters of credit during 2023, 2022, or 2021.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Our primary market risk exposure is to changes in U.S. interest rates. In an effort to mitigate inflation, the Federal Reserve increased interest rates throughout 2022 and continued to increase interest rates in 2023. We are exposed to market risk related to our Bank Credit Facility because the interest rates on these loans are subject to fluctuations in the market. We were also exposed to market risk related to our Term Loan B prior to its prepayment in full in May 2022. If the interest rate for our outstanding indebtedness under the Bank Credit Facility and the Term Loan B was 100 basis points higher or lower (but not less than 0%) during the years ended December 31, 2023, 2022, and 2021, our interest expense, net of amounts capitalized, would have been increased by $1.1 million, $1.4 million, and $3.0 million, respectively, and would have been decreased by $1.1 million, $0.8 million, and $0.3 million, respectively.

As of December 31, 2023, we had outstanding $593.1 million of senior notes due 2026 with a fixed interest rate of 8.25%, and $243.1 million of senior notes due 2027 with a fixed interest rate of 4.75%. We also had $145.5 million outstanding under the Kansas Notes with a fixed interest rate of 4.43%. Because the interest rates with respect to these instruments are fixed, a hypothetical 100 basis point increase or decrease in market interest rates would not have a material impact on our financial statements.

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

Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2023. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework released in 2013. Based on this assessment, management believes that, as of December 31, 2023, the Company's internal control over financial reporting was effective.

The Company's independent registered public accounting firm, Ernst & Young LLP, has issued an attestation report on the Company's internal control over financial reporting. That report begins on page 91.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the fourth fiscal quarter of 2023 that have materially affected, or are likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of CoreCivic, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited CoreCivic, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, CoreCivic, Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2023 consolidated financial statements of the Company and our report dated February 20, 2024 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Nashville, Tennessee
February 20, 2024

ITEM 9B. OTHER INFORMATION

None. Without limiting the generality of the foregoing, during the three months ended December 31, 2023, no director or officer of the Company adopted or terminated any “Rule 10b5-1 trading arrangement,” or any “non-Rule 10b-5 trading arrangement,” as such terms are defined in Item 408(a) of Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

None.

PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this Item 10 will appear in, and is hereby incorporated by reference from, the information under the headings "Proposal 1 – Election of Directors-Incumbent Directors Standing for Re-Election," "Executive Officers," "Corporate Governance – Board Meetings and Committees," "Corporate Governance – Director Independence,” "Corporate Governance – Certain Relationships and Related Party Transactions," and "Security Ownership of Certain Beneficial Owners and Management – Section 16(a) Beneficial Ownership Reporting Compliance" in our definitive proxy statement for the 2024 Annual Meeting of Stockholders.

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

ITEM 11. EXECUTIVE COMPENSATION.

The information required by this Item 11 will appear in, and is hereby incorporated by reference from, the information under the headings "Executive and Director Compensation" in our definitive proxy statement for the 2024 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this Item 12 will appear in, and is hereby incorporated by reference from, the information under the heading "Security Ownership of Certain Beneficial Owners and Management – Ownership of Common Stock – Directors and Executive Officers," and "Security Ownership of Certain Beneficial Owners and Management – Ownership of Common Stock – Principal Stockholders" in our definitive proxy statement for the 2024 Annual Meeting of Stockholders.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth certain information as of December 31, 2023 regarding compensation plans under which our equity securities are authorized for issuance.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options	(b) Weighted – Average Exercise Price of Outstanding Options	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by stockholders	—	$—	6,070,118	(1)
Equity compensation plans not approved by stockholders	—	—	—
Total	—	$—	6,070,118

(1)
Reflects shares of common stock available for issuance under our Amended and Restated 2020 Stock Incentive Plan, the only equity compensation plan approved by our stockholders under which we continue to grant awards.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS AND DIRECTOR INDEPENDENCE.

The information required by this Item 13 will appear in, and is hereby incorporated by reference from, the information under the heading "Corporate Governance – Certain Relationships and Related Party Transactions" and "Corporate Governance – Director Independence" in our definitive proxy statement for the 2024 Annual Meeting of Stockholders.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by this Item 14 will appear in, and is hereby incorporated by reference from, the information under the heading "Proposal 2 – Non-Binding Ratification of Appointment of Independent Registered Public Accounting Firm" in our definitive proxy statement for the 2024 Annual Meeting of Stockholders.

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

(2)
Financial Statement Schedules:

Schedule III-Real Estate Assets and Accumulated Depreciation.

Information with respect to this item begins on page F-36 of this Annual Report on Form 10-K. Other schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the financial statements or notes thereto.

(3)
Exhibits:

* Filed herewith.

** Furnished herewith.

*** As directed by Item 601(a)(5) or 601(b)(2) of Regulation S-K, as applicable, certain schedules and exhibits to this exhibit are omitted from this filing. The Company agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon request.

# Management contract or compensatory plan or arrangement.

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

3.3

Eleventh Amended and Restated Bylaws of the Company (previously filed as Exhibit 3.1 to the Company's Current Report on Form 8-K (Commission File no. 001-16109), filed with the Commission on December 15, 2023 and incorporated herein by this reference).

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

4.4	Form of 4.625% Senior Note due 2023 (incorporated by reference to Exhibit A to Exhibit 4.2 hereof).

4.5	Form of 4.75% Senior Note due 2027 (incorporated by reference to Exhibit A to Exhibit 4.8 hereof).

4.6	Form of 8.25% Senior Note due 2026 (incorporated by reference to Exhibit A to Exhibit 4.14 hereof).

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

4.9

Schedule of additional Supplemental Indentures (2023 Notes), relating to the Supplemental Indenture in Exhibit 4.6 hereof (previously filed as Exhibit 4.12 to the Company's Annual Report on Form 10-K (Commission File no. 001-16109), filed with the Commission on February 25, 2016 and incorporated herein by this reference).

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

4.11

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

4.13

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

4.14

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

4.15

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

4.16*	Description of Securities of CoreCivic, Inc.

10.1***

Fourth Amended and Restated Credit Agreement, dated October 11, 2023 (previously filed as Exhibit 10.1 to the Company's Current Report on Form 8-K (Commission File no. 001-16109, filed with the Commission on October 12, 2023 and incorporate herein by this reference).

10.2***

Third Amended and Restated Credit Agreement, dated May 12, 2022 (previously filed as Exhibit 10.1 to the Company's Current Report on Form 8-K (Commission File no. 001-16109), filed with the Commission on May 13, 2022 and incorporated herein by this reference).

10.3

Second Amended and Restated Credit Agreement, dated as of April 17, 2018 (previously filed as Exhibit 10.1 to the Company's Current Report on Form 8-K (Commission File no. 001-16109), filed with the Commission on April 18, 2018 and incorporated herein by this reference).

10.4

First Amendment to Second Amended and Restated Credit Agreement, dated August 4, 2020, to the Second Amended and Restated Credit Agreement, dated as of April 17, 2018 (previously filed as Exhibit 10.2 to the Company's Current Report on Form 8-K (Commission File no. 001-16109), filed with the Commission on August 5, 2020 and incorporated herein by this reference).

10.5#

The Company's Non-Employee Directors' Compensation Plan (previously filed as Appendix C to the Company's definitive Proxy Statement relating to its Annual Meeting of Stockholders (Commission File no. 001-16109), filed with the Commission on April 11, 2003 and incorporated herein by this reference).

10.6#

The Company's Amended and Restated 2008 Stock Incentive Plan (previously filed as Exhibit 10.1 of the Company's Current Report on Form 8-K (Commission File no. 001-16109), filed with the Commission on May 17, 2011 and incorporated herein by this reference).

10.7#

Form of Executive Restricted Stock Unit Award Agreement for the Company's Amended and Restated 2008 Stock Incentive Plan (previously filed as Exhibit 10.1 to the Company's Current Report on Form 8-K (Commission File no. 001-16109), filed with the Commission on March 21, 2012 and incorporated herein by this reference).

10.8#

Form of Non-Employee Directors Restricted Stock Unit Award Agreement with deferral provisions for the Company's Amended and Restated 2008 Stock Incentive Plan (previously filed as Exhibit 10.2 to the Company's Current Report on Form 8-K (Commission File no. 001-16109), filed with the Commission on March 21, 2012 and incorporated herein by this reference).

10.9#

Form of Non-Employee Directors Restricted Stock Unit Award Agreement for the Company's Amended and Restated 2008 Stock Incentive Plan (previously filed as Exhibit 10.3 to the Company's Current Report on Form 8-K (Commission File no. 001-16109), filed with the Commission on March 21, 2012 and incorporated herein by this reference).

10.10#

Form of Restricted Stock Unit Award Agreement for the Company's Amended and Restated 2008 Stock Incentive Plan (Time-Vesting Form for Executive Officers) (previously filed as Exhibit 10.23 to the Company's Annual Report on Form 10-K (Commission File no. 001-16109), filed with the Commission on February 27, 2013 and incorporated herein by this reference).

10.11#

Amended and Restated Non-Employee Director Deferred Compensation Plan (previously filed as Exhibit 10.1 to the Company's Current Report on Form 8-K (Commission File no. 001-16109), filed with the Commission on August 16, 2007 and incorporated herein by this reference).

10.12#

Amendment to the Amended and Restated Non-Employee Director Deferred Compensation Plan (previously filed as Exhibit 10.35 to the Company's Annual Report on Form 10-K (Commission File no. 001-16109), filed with the Commission on February 24, 2010 and incorporated herein by this reference).

10.13#

Amended and Restated Executive Deferred Compensation Plan (previously filed as Exhibit 10.2 to the Company's Current Report on Form 8-K (Commission File no. 001-16109), filed with the Commission on August 16, 2007 and incorporated herein by this reference).

10.14#

Form of Indemnification Agreement (previously filed as Exhibit 10.1 to the Company's Current Report on Form 8-K (Commission File no. 001-16109), filed with the Commission on August 18, 2009 and incorporated herein by this reference).

10.15***

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

10.16

First Amendment to Term Loan Credit Agreement, dated August 4, 2020, to the Term Loan Credit Agreement, dated as of December 18, 2019 (previously filed as Exhibit 10.1 to the Company's Current Report on Form 8-K (Commission File no. 001-16109), filed with the Commission on August 5, 2020 and incorporated herein by this reference).

10.17#

The Company's Second Amended and Restated 2008 Stock Incentive Plan (previously filed as Exhibit 10.1 to the Company's Current Report on Form 8-K (Commission File no. 001-16109), filed with the Commission on May 12, 2017 and incorporated herein by this reference).

10.18#

The Company's 2020 Stock Incentive Plan (previously filed as Exhibit 10.1 to the Company's Current Report on Form 8-K (Commission File no. 001-16109), filed with the Commission on May 18, 2020 and incorporated herein by this reference).

10.19#

Form of Executive Time-Based Restricted Share Unit Award Agreement for the Company's 2020 Stock Incentive Plan (previously filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q (Commission File no. 001-16109), filed with the Commission on August 6, 2020 and incorporated herein by this reference).

10.20#

Form of Executive Performance-Based Restricted Share Unit Award Agreement for the Company's 2020 Stock Incentive Plan (previously filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q (Commission File no. 001-16109), filed with the Commission on August 6, 2020 and incorporated herein by this reference).

10.21#

Form of Non-Employee Director Restricted Share Unit Agreement for the Company's 2020 Stock Incentive Plan (previously filed as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q (Commission File no. 001-16109), filed with the Commission on August 6, 2020 and incorporated herein by this reference).

10.22#

Form of Non-Employee Director Restricted Share Unit Agreement with deferral provisions for the Company's 2020 Stock Incentive Plan (previously filed as Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q (Commission File no. 001-16109), filed with the Commission on August 6, 2020 and incorporated herein by this reference).

10.23#

The Company's Amended and Restated 2020 Stock Incentive Plan (previously filed as Exhibit 10.1 to the Company's Current Report on Form 8-K (Commission File no. 001-16109), filed with the Commission on May 16, 2022 and incorporated herein by this reference).

10.24#

The Company's Executive Severance and Change in Control Plan (previously filed as Exhibit 10.1 to the Company's Current Report on Form 8-K (Commission File no. 001-16109), filed with the Commission on December 15, 2023 and incorporated herein by this reference).

21.1*	Subsidiaries of the Company.

22.1*	List of Guarantor Subsidiaries.

23.1*	Consent of Independent Registered Public Accounting Firm.

31.1*	Certification of the Company's Chief Executive Officer pursuant to Securities and Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Company's Chief Financial Officer pursuant to Securities and Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of the Company's Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the Company's Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97*	CoreCivic, Inc. NYSE Executive Compensation Recoupment Policy.

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase.

104*	The cover page from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2023, formatted in Inline XBRL (included in Exhibit 101).

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CORECIVIC, INC.

Date: February 20, 2024	By:	/s/ Damon T. Hininger
Damon T. Hininger, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Damon T. Hininger	February 20, 2024
Damon T. Hininger, President and Chief Executive Officer (Principal Executive Officer and Director)

/s/ David M. Garfinkle	February 20, 2024
David M. Garfinkle, Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ Mark A. Emkes	February 20, 2024
Mark A. Emkes, Chairman of the Board of Directors

/s/ Donna M. Alvarado	February 20, 2024
Donna M. Alvarado, Director

/s/ Robert J. Dennis	February 20, 2024
Robert J. Dennis, Director

/s/ Stacia A. Hylton	February 20, 2024
Stacia A. Hylton, Director

/s/ Harley G. Lappin	February 20, 2024
Harley G. Lappin, Director

/s/ Anne L. Mariucci	February 20, 2024
Anne L. Mariucci, Director

/s/ Thurgood Marshall, Jr.	February 20, 2024
Thurgood Marshall, Jr., Director

/s/ Devin I. Murphy	February 20, 2024
Devin I. Murphy, Director

/s/ John R. Prann, Jr.	February 20, 2024
John R. Prann, Jr., Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of CoreCivic, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of CoreCivic, Inc. and subsidiaries (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and financial statement schedule listed in the Index at Item 15(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 20, 2024 expressed an unqualified opinion thereon.

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

Impairment of Idle Facilities
Description of the Matter

At December 31, 2023, the Company’s property and equipment, net of accumulated depreciation, was $2.1 billion, which includes $247.0 million related to eight idle correctional facilities and $6.2 million related to other idle facilities. As discussed in Note 2 and Note 6 to the consolidated financial statements, long-lived assets other than goodwill are reviewed for impairment when circumstances indicate the carrying value of an asset may not be recoverable. The Company estimates undiscounted cash flows for each facility with an impairment indicator, including the idle facilities described above. When the estimated undiscounted cash flows associated with the asset or group of assets are less than their carrying value, an impairment is recognized as the difference between the carrying value of the asset and its fair value.

Auditing management’s evaluation of idle facilities for impairment was subjective due to the estimation uncertainty in determining the future undiscounted cash flows of the idle facilities, including whether and when the Company will obtain contracts to utilize these facilities in the future. These assumptions can be affected by expectations about market conditions as well as management’s intent to hold and operate each facility over the term and in the manner assumed in the analysis.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s long-lived asset impairment review process over idle facilities, including controls over management’s review of assumptions supporting the projected utilization of idle facilities and the estimated undiscounted cash flows for each facility.

To test the Company’s long-lived asset impairment analysis, we performed audit procedures that included, among others, evaluating evidence to support the projected utilization of idle facilities and to support recoverability of net book values based on anticipated cash flows. We also performed sensitivity analyses to evaluate the impact of changes in assumptions on estimated undiscounted cash flows of idle facilities.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2002.
Nashville, Tennessee
February 20, 2024

CORECIVIC, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	December 31,
ASSETS	2023	2022
Cash and cash equivalents	$121,845	$149,401
Restricted cash	7,111	12,764
Accounts receivable, net of credit loss reserve of $6,827 and $8,008, respectively	312,174	312,435
Prepaid expenses and other current assets	26,304	32,134
Assets held for sale	7,480	6,936
Total current assets	474,914	513,670
Real estate and related assets:
Property and equipment, net of accumulated depreciation of $1,821,015 and $1,716,283, respectively	2,114,522	2,176,098
Other real estate assets	201,561	208,181
Goodwill	4,844	4,844
Other assets	309,558	341,976
Total assets	$3,105,399	$3,244,769
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable and accrued expenses	$285,857	$285,226
Current portion of long-term debt	11,597	165,525
Total current liabilities	297,454	450,751
Long-term debt, net	1,083,476	1,084,858
Deferred revenue	18,315	22,590
Non-current deferred tax liabilities	96,915	99,618
Other liabilities	131,673	154,544
Total liabilities	1,627,833	1,812,361
Commitments and contingencies
Preferred stock – $0.01 par value; 50,000 shares authorized; none issued and outstanding at December 31, 2023 and 2022, respectively	—	—
Common stock – $0.01 par value; 300,000 shares authorized; 112,733 and 114,988 shares issued and outstanding at December 31, 2023 and 2022, respectively	1,127	1,150
Additional paid-in capital	1,785,286	1,807,689
Accumulated deficit	(308,847)	(376,431)
Total stockholders' equity	1,477,566	1,432,408
Total liabilities and stockholders' equity	$3,105,399	$3,244,769

The accompanying notes are an integral part of these consolidated financial statements.

CORECIVIC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	For the Years Ended December 31,
	2023	2022	2021
REVENUE	$1,896,635	$1,845,329	$1,862,616
EXPENSES:
Operating	1,462,430	1,413,792	1,337,065
General and administrative	136,084	127,700	135,770
Depreciation and amortization	127,316	127,906	134,738
Shareholder litigation expense	—	1,900	54,295
Asset impairments	2,710	4,392	11,378
	1,728,540	1,675,690	1,673,246
OTHER INCOME (EXPENSE):
Interest expense, net	(72,960)	(84,974)	(85,542)
Expenses associated with debt repayments and refinancing transactions	(686)	(8,077)	(56,279)
Gain on sale of real estate assets	798	87,728	38,766
Other income (expense)	576	986	(212)
INCOME BEFORE INCOME TAXES	95,823	165,302	86,103
Income tax expense	(28,233)	(42,982)	(137,999)
NET INCOME (LOSS)	$67,590	$122,320	$(51,896)
BASIC EARNINGS (LOSS) PER SHARE	$0.59	$1.03	$(0.43)
DILUTED EARNINGS (LOSS) PER SHARE	$0.59	$1.03	$(0.43)
The accompanying notes are an integral part of these consolidated financial statements.

CORECIVIC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Years Ended December 31,
	2023	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$67,590	$122,320	$(51,896)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	127,316	127,906	134,738
Asset impairments	2,710	4,392	11,378
Amortization of debt issuance costs and other non-cash interest	4,446	5,643	7,345
Expenses associated with debt repayments and refinancing transactions	686	8,077	56,279
Deferred income taxes	(2,703)	11,461	99,270
Gain on sale of real estate assets	(798)	(87,728)	(38,766)
Other expenses and non-cash items	6,294	7,337	5,830
Non-cash revenue and other income	(2,783)	(3,998)	(718)
Non-cash equity compensation	20,760	17,568	18,733
Changes in assets and liabilities, net:
Accounts receivable, prepaid expenses and other assets	6,704	(35,172)	(10,628)
Accounts payable, accrued expenses and other liabilities	1,679	(24,223)	31,666
Net cash provided by operating activities	231,901	153,583	263,231
CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for facility development and expansions	(4,886)	(23,119)	(18,612)
Expenditures for other capital improvements	(65,369)	(58,277)	(62,272)
Net proceeds from sale of assets	11,068	157,680	320,754
Other investing activities	313	(3,246)	(1,447)
Net cash provided by (used in) investing activities	(58,874)	73,038	238,423
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of debt and borrowings from credit facility	250,000	100,000	740,563
Scheduled principal repayments	(9,895)	(15,064)	(35,305)
Principal repayments of credit facility	(125,000)	—	(284,000)
Repayment of non-recourse mortgage notes	—	—	(161,930)
Other repayments of debt	(272,936)	(372,346)	(516,350)
Payment of debt defeasance, issuance and other refinancing and related costs	(4,632)	(6,402)	(64,987)
Payment of lease obligations for financing leases	(595)	(578)	(559)
Contingent consideration for acquisition of businesses	—	—	(1,000)
Purchase and retirement of common stock	(43,047)	(79,887)	(1,639)
Dividends paid	(131)	(886)	(2,508)
Net cash used in financing activities	(206,236)	(375,163)	(327,715)
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(33,209)	(148,542)	173,939
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of period	162,165	310,707	136,768
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of period	$128,956	$162,165	$310,707
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Establishment of right of use assets and lease liabilities	$2,551	$2,096	$1,483
Distributions to non-controlling interest	$—	$—	$5,897
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest (net of amounts capitalized of $1.0 million and $0.4 million in 2022 and 2021, respectively)	$81,765	$90,815	$80,587
Income taxes paid	$25,888	$28,286	$36,477

The accompanying notes are an integral part of these consolidated financial statements.

CORECIVIC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2023, 2022 AND 2021

(in thousands)

	Stockholders' Equity					Non-
						controlling
	Common Stock		Additional		Total	Interest -
		Par	Paid-in	Accumulated	Stockholders'	Operating	Total
	Shares	Value	Capital	Deficit	Equity	Partnership	Equity
Balance as of December 31, 2020	119,638	$1,196	$1,835,494	$(446,519)	$1,390,171	$23,271	$1,413,442
Net loss	—	—	—	(51,896)	(51,896)	—	(51,896)
Retirement of common stock	(220)	(2)	(1,637)	—	(1,639)	—	(1,639)
Dividends on RSUs	—	—	—	(275)	(275)	—	(275)
Restricted stock compensation, net of forfeitures	—	—	18,733	—	18,733		18,733
Restricted stock grants	867	9	(9)	—	—	—	—
Distributions to non-controlling interest	—	—	—	—	—	(5,897)	(5,897)
Termination of operating partnership	—	—	17,374	—	17,374	(17,374)	—
Balance as of December 31, 2021	120,285	$1,203	$1,869,955	$(498,690)	$1,372,468	$—	$1,372,468
Net income	—	—	—	122,320	122,320	—	122,320
Retirement of common stock	(7,141)	(71)	(79,816)	—	(79,887)	—	(79,887)
Dividends on RSUs	—	—	—	(61)	(61)	—	(61)
Restricted stock compensation, net of forfeitures	—	—	17,568	—	17,568	—	17,568
Restricted stock grants	1,844	18	(18)	—	—	—	—
Balance as of December 31, 2022	114,988	$1,150	$1,807,689	$(376,431)	$1,432,408	$—	$1,432,408
Net income	—	—	—	67,590	67,590	—	67,590
Retirement of common stock	(3,936)	(40)	(43,146)	—	(43,186)	—	(43,186)
Dividends on RSUs	—	—	—	(6)	(6)	—	(6)
Restricted stock compensation, net of forfeitures	—	—	20,760	—	20,760	—	20,760
Restricted stock grants	1,681	17	(17)	—	—	—	—
Balance as of December 31, 2023	112,733	$1,127	$1,785,286	$(308,847)	$1,477,566	$—	$1,477,566

The accompanying notes are an integral part of these consolidated financial statements.

CORECIVIC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023, 2022 AND 2021

1.
ORGANIZATION AND OPERATIONS

CoreCivic, Inc. (together with its subsidiaries, the "Company" or "CoreCivic") is the nation's largest owner of partnership correctional, detention, and residential reentry facilities and one of the largest prison operators in the United States ("U.S."). Through three segments, CoreCivic Safety, CoreCivic Community, and CoreCivic Properties, the Company provides a broad range of solutions to government partners that serve the public good through corrections and detention management, a network of residential reentry centers to help address America's recidivism crisis, and government real estate solutions. As of December 31, 2023, through its CoreCivic Safety segment, the Company operated 43 correctional and detention facilities, 39 of which the Company owned, with a total design capacity of approximately 65,000 beds. Through its CoreCivic Community segment, the Company owned and operated 23 residential reentry centers with a total design capacity of approximately 5,000 beds. In addition, through its CoreCivic Properties segment, the Company owned 6 properties, with a total design capacity of approximately 10,000 beds.

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

Restricted Cash

Restricted cash at December 31, 2023 and 2022 included deposit accounts totaling $7.1 million and $12.8 million, respectively, to ensure the timely payment of certain operating expenses, capital expenditures and debt service associated with the Lansing Correctional Facility, as further discussed in Note 10. The restricted cash accounts are required under the terms of the indebtedness securing such property.

Accounts Receivable and Credit Loss Reserve

At December 31, 2023 and 2022, accounts receivable of $312.2 million and $312.4 million, respectively, were net of credit loss reserve totaling $6.8 million and $8.0 million, respectively. Accounts receivable consist primarily of amounts due from federal, state, and local government agencies for the utilization of CoreCivic's properties, including amounts due for operating and managing the Company's correctional, detention, and residential reentry facilities, as well as its electronic monitoring and case management services operations.

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

Revenue Recognition

Revenue is recognized over time when control of the promised service is transferred to CoreCivic's customers, in an amount that reflects consideration CoreCivic expects to be entitled for those services which is typically in the form of a fixed rate. These services are considered to be a performance obligation and are generally satisfied in one to thirty days depending on the performance obligation. CoreCivic maintains contracts with certain governmental entities to manage their facilities for fixed per diem rates. CoreCivic also maintains contracts with various federal, state, and local governmental entities for the housing of offenders in company-owned facilities at fixed per diem rates or monthly fixed rates. These contracts usually contain expiration dates with renewal options ranging from annual to multi-year renewals. Most of these contracts have current terms that require renewal every two to five years. Additionally, most facility management contracts contain clauses that allow the government agency to terminate a contract without cause and are generally subject to legislative appropriations. CoreCivic generally expects to renew these contracts for periods consistent with the remaining renewal options allowed by the contracts or other reasonable extensions; however, no assurance can be given that such renewals will be obtained. Fixed monthly rate revenue is recorded in the month earned, and fixed per diem revenue, including revenue under those contracts that include guaranteed minimum populations, is recorded based on the per diem rate multiplied by the number of offenders housed or guaranteed during the respective period.

Certain of the government agencies also have the authority to audit and investigate CoreCivic's contracts with them. If the agency determines that CoreCivic has improperly allocated costs to a specific contract or otherwise was unable to perform certain contractual services, CoreCivic may not be reimbursed for those costs and could be required to refund the amount of any such costs that have been reimbursed, or to pay liquidated damages. In these instances, the amounts that are required to be returned to the customer are considered to be variable consideration and are classified as reductions to revenue.

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

Self-Funded Insurance and Litigation Reserves

CoreCivic is self-insured for employee health, workers' compensation, automobile liability claims, and general liability claims. As such, CoreCivic's insurance expense is largely dependent on claims experience and CoreCivic's ability to control its claims experience. CoreCivic accrues the estimated liability for employee health insurance based on its history of claims experience and time lag between the incident date and the date the cost is paid by CoreCivic. CoreCivic accrues the estimated liability for workers' compensation claims based on an actuarially determined liability using a combination of actuarial methods used to project ultimate losses, and the Company's automobile insurance claims based on estimated development factors on claims incurred. The liability for employee health, workers' compensation, and automobile insurance includes estimates for both claims incurred and for claims incurred but not reported. CoreCivic records its best estimate of the probable costs for the resolution of certain claims and legal proceedings in which it is involved, if estimable. In addition, the Company is subject to current and potential future claims and legal proceedings for which little or no accrual has been reflected because the Company's current assessment of the potential exposure is nominal, or because the Company cannot reasonably estimate the amount of loss or range of loss, if any, that may result. These estimates have been developed in consultation with CoreCivic's General Counsel's office and, as appropriate, outside counsel handling these matters, and are based upon an analysis of potential results, assuming a combination of litigation and settlement strategies. These estimates could change in the future.

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

CoreCivic elected to become a taxable C Corporation effective January 1, 2021. CoreCivic operated in compliance with Real Estate Investment Trust ("REIT") requirements for federal income tax purposes from January 1, 2013 through December 31, 2020. During the years the Company elected REIT status, the Company generally was not subject to corporate level federal income tax on taxable income it distributed to its stockholders as long as it met the organizational and operational requirements under the REIT rules. However, certain subsidiaries made an election to be treated as TRSs in conjunction with the Company's REIT election. The TRS elections permitted CoreCivic to engage in certain business activities in which the REIT could not engage directly, so long as these activities were conducted in entities that elected to be treated as TRSs under the Internal Revenue Code of 1986, as amended. A TRS is subject to federal and state income taxes on the income from these activities and therefore, CoreCivic included a provision for taxes in its consolidated financial statements, even in periods it operated as a REIT.

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

Fair Value of Financial Instruments

To meet the reporting requirements of ASC 825, "Financial Instruments", regarding fair value of financial instruments, CoreCivic calculates the estimated fair value of financial instruments using market interest rates, quoted market prices of similar instruments, or discounted cash flow techniques with observable Level 1 inputs for publicly traded debt and Level 2 inputs for all other financial instruments, as defined in ASC 820, "Fair Value Measurement". At December 31, 2023 and 2022, there were no material differences between the carrying amounts and the estimated fair values of CoreCivic's financial instruments, other than as follows (in thousands):

	December 31,
	2023		2022
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Note receivable from APM	$2,886	$3,061	$2,741	$3,076
Debt	$(1,106,691)	$(1,090,326)	$(1,264,522)	$(1,247,201)

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

CoreCivic derives its revenues primarily from amounts earned under federal, state, and local government contracts. For each of the years ended December 31, 2023, 2022, and 2021, federal correctional and detention authorities represented 52%, 54%, and 56%, respectively, of CoreCivic's total revenue. Federal correctional and detention authorities consist primarily of U.S. Immigration and Customs Enforcement ("ICE"), the United States Marshals Service ("USMS"), and the Federal Bureau of Prisons ("BOP"). ICE accounted for 30%, 29%, and 30% of total revenue for 2023, 2022, and 2021, respectively. The USMS accounted for 21%, 22%, and 23% of total revenue for 2023, 2022, and 2021, respectively. The BOP accounted for 2%, 3%, and 3% of total revenue for 2023, 2022, and 2021. State revenues from contracts at correctional, detention, and residential reentry facilities that CoreCivic operates represented 39%, 36%, and 32% of total revenue during the years ended December 31, 2023, 2022, and 2021, respectively. The state of Tennessee generated 10% of CoreCivic's total revenue in 2023 and 2022, with no other state customer generating 10% or more of our total revenue in 2023, 2022, or 2021. Although the revenue generated from each of these agencies is derived from numerous management contracts and various types of properties, i.e. correctional, detention, and reentry, the loss or substantial reduction in value of one or more of such contracts could have a material impact on CoreCivic's financial condition and results of operations.

On January 26, 2021, President Biden issued the Executive Order on Reforming Our Incarceration System to Eliminate the Use of Privately Operated Criminal Detention Facilities ("Private Prison EO"). The Private Prison EO directs the Attorney General to not renew United States Department of Justice ("DOJ") contracts with privately operated criminal detention facilities. The USMS is an agency of the DOJ that utilizes CoreCivic's facilities and services, and accounted for 21% of CoreCivic's total revenue for the year ended December 31, 2023. Another federal agency that utilizes CoreCivic's facilities and services, ICE, is not covered by the Private Prison EO, as ICE is an agency of the Department of Homeland Security ("DHS"), not the DOJ.

CoreCivic currently has two detention facilities that have direct contracts with the USMS. Because of the lack of alternative bed capacity, one of the contracts was renewed upon its expiration in September 2023 and now expires in September 2028. The second direct contract with the USMS expires in September 2025. It is too early to predict the outcome of the expiration of the contract scheduled to expire in September 2025, and future developments could occur prior to the scheduled expiration date.

Accounting for Stock-Based Compensation

CoreCivic accounts for restricted stock-based compensation under the recognition and measurement principles of ASC 718, "Compensation-Stock Compensation". CoreCivic amortizes the fair market value as of the grant date of restricted stock unit ("RSU") awards over the vesting period using the straight-line method. The fair market value of performance-based restricted stock units is amortized over the vesting period as long as CoreCivic considers it probable that it will meet the performance criteria. To the extent performance-based RSUs are expected to increase or decrease based on revised estimates of performance, the related expense is adjusted accordingly. If achievement of the performance criteria becomes improbable, an adjustment is made to reverse the expense previously recognized. The Company estimates the number of awards expected to be forfeited and adjusts the estimate when it is likely to change.

Leases

Leases are accounted for under the provisions of ASU 2016-02, "Leases (Topic 842)" and ASU 2018-11, "Targeted Improvements – Leases (Topic 842)", cumulatively "ASC 842". For finance leases and operating leases, CoreCivic recognizes on the balance sheet a liability to make lease payments and a right-of-use ("ROU") asset representing its right to use the underlying asset for the lease term, with each initially measured at the present value of the lease payments. The Company also applies the "short-term lease exception" permitted by ASC 842 for all classes of underlying assets. With the exception of the South Texas Family Residential Center lease, as further described in Note 5, the Company accounts for each separate lease component of a contract and its associated non-lease components as a single lease component. All rental payments associated with the South Texas Family Residential Center lease are classified as operating expenses.

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

3.
GOODWILL

ASU 2017-04, "Intangibles-Goodwill and Other (Topic 350): Simplifying the Test of Goodwill Impairment", establishes accounting and reporting requirements for goodwill and other intangible assets. Goodwill was $4.8 million as of December 31, 2023 and 2022, all of which was related to the Company's CoreCivic Safety segment.

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

4.
REAL ESTATE AND RELATED ASSETS

At December 31, 2023, CoreCivic owned or controlled via long-term leases 68 correctional, detention, and residential reentry real estate properties, including 6 correctional properties in the Company's CoreCivic Properties segment. At December 31, 2023, CoreCivic also managed four correctional and detention facilities owned by governmental agencies.

Property and equipment, at cost, consists of the following (in thousands):

	December 31,
	2023	2022
Land and improvements	$237,505	$238,707
Buildings and improvements	3,193,948	3,169,493
Equipment and software	465,337	445,658
Office furniture and fixtures	38,747	38,523
	3,935,537	3,892,381
Less: Accumulated depreciation	(1,821,015)	(1,716,283)
	$2,114,522	$2,176,098

Depreciation expense was $126.8 million, $126.7 million, and $132.9 million for the years ended December 31, 2023, 2022, and 2021, respectively.

Nine of the facilities owned by CoreCivic are subject to options that allow various governmental agencies to purchase those facilities. Certain of these options to purchase are based on a depreciated book value while others are based on a fair market value calculation. Four of the facilities that are subject to options are accounted for in accordance with ASC 853 and are recorded in other real estate assets on the consolidated balance sheets, as further described in Note 2. As of December 31, 2023 and 2022, CoreCivic had $201.6 million and $208.2 million, respectively in other real estate assets, including $134.8 million and $136.3 million, respectively, accounted for as a contract cost and $66.8 million and $71.9 million, respectively, accounted for as costs of fulfilling the related service contract.

5.
LEASES

Lessee

As further described in Note 2, CoreCivic accounts for leases in accordance with ASC 842. CoreCivic leases land and buildings from third-party lessors for multiple properties under operating leases that expire over varying dates through 2032. The ROU asset related to these leases amounted to $119.8 million and $145.5 million at December 31, 2023 and 2022, respectively, while the current portion of the lease liability amounted to $25.9 million and $24.1 million and the long-term portion of the liability amounted to $70.9 million and $96.9 million at December 31, 2023 and 2022, respectively. As of December 31, 2023, the weighted-average lease term of the operating leases was 3.5 years, and the weighted average discount rate associated with the operating leases was 6.3%.

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

The expense incurred for all operating leases, inclusive of short-term and variable leases, but exclusive of the non-lease food services component of the South Texas Family Residential Center lease, was $34.2 million, $34.2 million, and $34.6 million for the years ended December 31, 2023, 2022, and 2021, respectively. The cash payments for operating leases are reflected as cash flows from operating activities on the accompanying consolidated statements of cash flows and cash payments for financing leases are reflected as cash flows from financing activities. Future minimum lease payments as of December 31, 2023 for the Company's operating lease liabilities, inclusive of $79.1 million of payments expected to be made under the cancelable lease at the South Texas facility (excluding the non-lease food services component), are as follows (in thousands):

2024	$33,372
2025	33,263
2026	25,705
2027	3,579
2028	3,167
Thereafter	8,940
Total future minimum lease payments	108,026
Less amount representing interest	(11,202)
Total present value of minimum lease payments	$96,824

Lessor

In addition, through its CoreCivic Properties segment, as of December 31, 2023, the Company owned $248.0 million in property and equipment at 6 properties, 5 of which are currently leased to government agencies under operating and finance leases that expire over varying dates through 2040 and some of which contain renewal options. In accordance with ASC 842, minimum lease revenue is recognized on a straight-line basis over the term of the related lease. Lease incentives are recognized as a reduction to lease revenue on a straight-line basis over the term of the related lease. Lease revenue associated with expense reimbursements from tenants is recognized in the period that the related expenses are incurred based upon the tenant lease provision. See Note 6 for further discussion regarding a 20-year lease agreement with the Kansas Department of Corrections ("KDOC"). Future minimum lease payments to be received from third-party lessees as of December 31, 2023 for the Company's operating and finance leases are as follows (in thousands):

2024	$39,466
2025	28,119
2026	28,542
2027	28,971
2028	29,412
Thereafter	228,343

6.
REAL ESTATE TRANSACTIONS

Assets Held For Sale and Dispositions

During the fourth quarter of 2023, CoreCivic completed the sale of its Augusta Transitional Center, located in Augusta, Georgia and reported in CoreCivic's Properties segment. The sale of the property generated net sales proceeds of $4.5 million and resulted in a gain on sale of $0.5 million reported in the fourth quarter of 2023. During the third quarter of 2023, CoreCivic sold a vacant parcel of land generating net sales proceeds of $0.5 million and resulting in a gain on sale of $0.4 million reported in the third quarter of 2023.

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

As of December 31, 2023, CoreCivic had a facility in its CoreCivic Community segment held for sale. The aggregate carrying value of the property and equipment of this facility, amounting to $7.5 million, was reflected as assets held for sale on the Company's consolidated balance sheet as of December 31, 2023. The Company closed on the sale of this property in January 2024 for a gross sales price of $8.0 million.

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

Financing Leasing Transactions

On January 24, 2018, CoreCivic entered into a 20-year lease agreement with the KDOC for a 2,432-bed correctional facility to be constructed by the Company in Lansing, Kansas. The new facility replaced the Lansing Correctional Facility, Kansas' largest correctional complex for adult male inmates, originally constructed in 1863. CoreCivic will be responsible for facility maintenance throughout the 20-year term of the lease, at which time ownership will revert to the state of Kansas. Construction of the facility commenced in the first quarter of 2018, and construction was completed in January 2020, at which time the lease commenced. CoreCivic accounts for the lease with the KDOC partially as a financing receivable under ASU 2016-02, "Leases (Topic 842)", with the remaining portion of the lease payments attributable to maintenance services and capital expenditures as revenue streams under ASC 606, "Revenue from Contracts with Customers". As of December 31, 2023 and 2022, the financing receivable was $139.0 million and $142.2 million, respectively, recognized in Other Assets on the consolidated balance sheet. During 2023 and 2022, the Lansing Correctional Facility generated $2.6 million and $2.5 million, respectively, of revenue associated with the non-lease services components of the arrangement, and $8.5 million and $8.7 million of interest income, respectively.

Idle Facilities

As of December 31, 2023, CoreCivic had eight idled correctional facilities that are currently available and being actively marketed as solutions to meet the needs of potential customers. The following table summarizes each of the idled facilities and their respective carrying values, excluding equipment and other assets that could generally be transferred and used at other facilities CoreCivic owns without significant cost (dollars in thousands):

	Net Carrying Values at December 31,
Facility	2023	2022
Prairie Correctional Facility	$13,230	$14,165
Huerfano County Correctional Center	14,058	14,580
Diamondback Correctional Facility	33,764	35,587
Marion Adjustment Center	9,968	10,326
Kit Carson Correctional Center	47,638	49,444
West Tennessee Detention Facility	18,568	19,581
Midwest Regional Reception Center	49,736	51,938
North Fork Correctional Facility	60,044	62,737
	$247,006	$258,358

As of December 31, 2023, CoreCivic also had one idled non-core facility in its Safety segment containing 240 beds with an aggregate net book value of $2.8 million, and two idled facilities in its Community segment, containing an aggregate of 450 beds with an aggregate net book value of $3.4 million.

CoreCivic incurred operating expenses at these idled facilities of approximately $12.5 million, $9.7 million, and $7.6 million during the period they were idle for the years ended December 31, 2023, 2022, and 2021, respectively. The amount for 2021 excludes $2.2 million of operating expenses incurred at the West Tennessee Detention Facility during the fourth quarter of 2021. The amount for 2022 excludes $3.5 million of operating expenses incurred at the West Tennessee Detention Facility and the Midwest Regional Reception Center during the three months ended March 31, 2022. The West Tennessee facility was idled upon the expiration of a USMS contract on September 30, 2021, and the Midwest Regional Reception Center was idled upon the expiration of a USMS contract on December 31, 2021. CoreCivic retained a certain staffing level at both facilities through the first three months of 2022 in order to quickly respond in the event the Company was able to enter into new contracts with government agencies promptly following the contract expirations. The Company also continued to incur expenses related to transportation services provided by staff at the Midwest Regional Reception Center during the first three months of 2022.

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

The Company estimated undiscounted cash flows for each facility with an impairment indicator, including the idle facilities described above. The Company's estimated undiscounted cash flows reflect the Company’s most recent expectations around potential utilization and/or sale of the facilities and projected cash flows based on historical cash flows, cash flows of comparable facilities, and recent contract negotiations for utilization, as applicable. The Company concluded that the estimated undiscounted cash flows exceeded carrying values for each facility as of December 31, 2023 and 2022.

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

7.
INVESTMENT IN AFFILIATE

CoreCivic has a 50% ownership interest in APM, an entity holding the management contract for a correctional facility, HM Prison Forest Bank, under a 25-year prison management contract with an agency of the United Kingdom government. CoreCivic has determined that its joint venture investment in APM represents a variable interest entity ("VIE") in accordance with ASC 810, "Consolidation" of which CoreCivic is not the primary beneficiary. The Forest Bank facility, located in Salford, England, which was sold in April 2001, was previously constructed and owned by a wholly-owned subsidiary of CoreCivic. All gains and losses under the joint venture are accounted for using the equity method of accounting. During 2000, CoreCivic extended a working capital loan to APM, which has an outstanding balance of $2.9 million as of December 31, 2023 and is reported in other assets on the accompanying consolidated balance sheets.

For the year ended December 31, 2023, equity in earnings of the joint venture was $325,000. For the years ended December 31, 2022 and 2021, equity in losses of the joint venture was $124,000 and $138,000, respectively. The equity in earnings and losses of the joint venture is included in other income (expense) in the consolidated statements of operations.

8.
OTHER ASSETS

Other assets consist of the following (in thousands):

	December 31,
	2023	2022
Intangible assets, less accumulated amortization of $2,307 and $2,435, respectively	$7,173	$7,724
Financing receivable - Kansas lease	138,989	142,214
ROU lease assets	119,773	145,539
Lease incentive assets	—	3,529
Debt issuance costs for revolving credit facility, less accumulated amortization of $180 and $765, respectively	3,397	3,343
Cash equivalents and cash surrender value of life insurance held in rabbi trust	16,545	15,988
Straight-line rent receivable	1,854	2,378
Insurance receivable	15,966	14,144
Note receivable from APM	2,886	2,741
Other	2,975	4,376
	$309,558	$341,976

The gross carrying amount of intangible assets amounted to $9.5 million and $10.1 million at December 31, 2023 and 2022, respectively. Amortization expense related to intangible assets was $0.5 million, $1.3 million, and $1.9 million for 2023, 2022, and 2021, respectively, and was reported as depreciation and amortization in the accompanying statement of operations for the respective periods.

As of December 31, 2023, the estimated amortization expense related to intangible assets for each of the next five years is as follows (in thousands):

2024	$454
2025	454
2026	454
2027	454
2028	454

9.
ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER LONG-TERM LIABILITIES

Accounts payable and accrued expenses consist of the following (in thousands):

	December 31,
	2023	2022
Trade accounts payable	$72,020	$89,683
Accrued salaries and wages	60,918	49,345
Income taxes payable	4,619	2,190
Accrued dividends on RSUs	301	406
Accrued workers' compensation and auto liability	9,223	9,208
Accrued litigation	7,756	6,905
Accrued employee medical insurance	6,640	7,233
Accrued property taxes	25,914	26,460
Accrued interest	14,399	15,733
Lease liabilities	34,353	32,696
Deferred revenue	13,117	10,903
Construction payable	2,044	3,034
Other	34,553	31,430
	$285,857	$285,226

Other long-term liabilities consist of the following (in thousands):

	December 31,
	2023	2022
Intangible contract liability	$3,869	$4,256
Accrued workers' compensation	35,856	33,308
Accrued deferred compensation	14,026	12,992
Lease financing obligation	6,975	7,039
Lease liabilities	70,935	96,918
Other	12	31
	$131,673	$154,544

10.
DEBT

Debt outstanding consists of the following (in thousands):

	December 31,
	2023	2022
Revolving Credit Facility maturing October 2028. Interest payable periodically at variable interest rates.	$—	$—
Term Loan maturing October 2028. Interest payable periodically at variable interest rates. The rate at December 31, 2023 and 2022 was 8.7% and 7.5%, respectively. Unamortized debt issuance costs amounted to $1.5 million and $1.4 million at December 31, 2023 and 2022, respectively. The Term Loan was increased and the maturity was extended in the fourth quarter of 2023 in connection with an amendment and restatement of the Bank Credit Facility, as further described below.	125,000	96,250
4.625% Senior Notes. The 4.625% Senior Notes were redeemed on February 1, 2023, as further described below.	—	153,754
4.75% Senior Notes maturing October 2027. Unamortized debt issuance costs amounted to $1.5 million and $1.9 million at December 31, 2023 and 2022, respectively.	243,068	250,000
8.25% Senior Notes maturing April 2026. Unamortized debt issuance costs amounted to $5.8 million and $8.7 million at December 31, 2023 and 2022, respectively.	593,113	614,113
4.43% Lansing Correctional Center Non-Recourse Mortgage Note maturing January 2040. Unamortized debt issuance costs amounted to $2.6 million and $2.8 million at December 31, 2023 and 2022, respectively.	145,510	150,405
Total debt	1,106,691	1,264,522
Unamortized debt issuance costs	(12,052)	(14,763)
Net unamortized original issue premium	434	624
Current portion of long-term debt	(11,597)	(165,525)
Long-term debt, net	$1,083,476	$1,084,858

Bank Credit Facility. On October 11, 2023, CoreCivic entered into a Fourth Amended and Restated Credit Agreement (referred to herein as the "New Bank Credit Facility") in an aggregate principal amount of $400.0 million, consisting of a $125.0 million term loan (the "Term Loan") and a revolving credit facility with a borrowing capacity of $275.0 million (the "Revolving Credit Facility"). The New Bank Credit Facility replaced the Third Amended and Restated Credit Agreement (the "Previous Bank Credit Facility"), which was in an aggregate principal amount of $350.0 million and consisted of a term loan with an original principal balance of $100.0 million and a revolving credit facility with a borrowing capacity of $250.0.0 million. The New Bank Credit Facility extends the maturity to October 2028 from the May 2026 maturity under the Previous Bank Credit Facility. Consistent with the Previous Bank Credit Facility, the New Bank Credit Facility includes an option to increase the availability under the Revolving Credit Facility and to request term loans from the lenders in an aggregate amount not to exceed the greater of (a) $200.0 million and (b) 50% of consolidated EBITDA for the most recently ended four-quarter period, subject to, among other things, the receipt of commitments for the increased amount. At CoreCivic's option, interest on outstanding borrowings under the New Bank Credit Facility is based on either a base rate plus a margin ranging from 1.75% to 3.5%, or at the Secured Overnight Financing Rate ("SOFR") rate plus a margin ranging from 2.75% to 4.5% based on the Company’s then-current total leverage ratio (replacing the Bloomberg Short-Term Bank Yield Index ("BSBY") rate under the Previous Bank Credit Facility). The Revolving Credit Facility includes a $25.0 million sublimit for swing line loans that enables CoreCivic to borrow at the base rate plus the applicable margin from the Administrative Agent (as defined in the New Bank Credit Facility) on same-day notice. At the closing of the New Bank Credit Facility, CoreCivic received approximately $33.8 million of net borrowings before transaction costs as a result of the increased size of the Term Loan, and the Revolving Credit Facility remains unused, except for $17.9 million in outstanding letters of credit. CoreCivic recorded a charge of approximately $1.0 million during the fourth quarter of 2023 for the write-off of a portion of the pre-existing loan costs associated with the Previous Bank Credit Facility. CoreCivic recorded a charge of approximately $0.8 million during the second quarter of 2022 for the write-off of a portion of the pre-existing loan costs associated with the bank credit facility replaced by the Previous Bank Credit Facility.

Based on CoreCivic's total leverage ratio, loans under the New Bank Credit Facility at December 31, 2023 bore interest at a base rate plus a margin of 2.25% or at the SOFR rate plus a margin of 3.25%, and a commitment fee equal to 0.45% of the unfunded balance of the Revolving Credit Facility. The Revolving Credit Facility also has a $100.0 million sublimit for the issuance of standby letters of credit. As of December 31, 2023, CoreCivic had no borrowings outstanding under the Revolving Credit Facility. As of December 31, 2023, CoreCivic had $17.9 million in letters of credit outstanding, resulting in $257.1 million available under the Revolving Credit Facility. The Term Loan requires scheduled quarterly principal payments through October 2028, and is pre-payable without penalty. As of December 31, 2023, the outstanding balance of the Term Loan was $125.0 million.

Consistent with the Previous Bank Credit Facility, the New Bank Credit Facility requires CoreCivic to meet certain financial covenants, including, without limitation, a total leverage ratio of not more than 4.50 to 1.00, a secured leverage ratio of not more than 2.50 to 1.00, and a fixed charge coverage ratio of not less than 1.75 to 1.00. The Previous Bank Credit Facility also included a $100.0 million limit of netting unrestricted cash and cash equivalents when calculating the consolidated total leverage ratio and the consolidated secured leverage ratio. The New Bank Credit Facility was modified to remove the $100.0 million limit from those covenants. As of December 31, 2023, CoreCivic was in compliance with all such covenants. Also consistent with the Previous Bank Credit Facility, the New Bank Credit Facility is secured by a pledge of all of the capital stock (or other ownership interests) of CoreCivic's domestic restricted subsidiaries, 65% of the capital stock (or other ownership interests) of CoreCivic's "first-tier" foreign subsidiaries, all of the accounts receivable of the Company and its domestic restricted subsidiaries, and substantially all of the deposit accounts of the Company and its domestic restricted subsidiaries. In the event that (a) the consolidated total leverage equals or exceeds 4.25 to 1.00 (4.00 to 1.00 under the Previous Bank Credit Facility) or (b) the Company incurs certain debt above a specified threshold, each known as a "springing lien" event, certain intangible assets and unencumbered real estate assets that meet a 50% loan-to-value requirement are required to be added as collateral. The New Bank Credit Facility is consistent with the Previous Bank Credit Facility in that it contains certain covenants that, among other things, limit the incurrence of additional indebtedness, payment of dividends and other customary restricted payments, permitted investments, transactions with affiliates, asset sales, mergers and consolidations, liquidations, prepayments and modifications of other indebtedness, liens and other encumbrances and other matters customarily restricted in such agreements. Also consistent with the Previous Bank Credit Facility, the New Bank Credit Facility is subject to certain cross-default provisions with terms of CoreCivic's other unsecured indebtedness and is subject to acceleration upon the occurrence of a change of control.

Senior Notes. Interest on the $243.1 million remaining aggregate principal amount of CoreCivic's 4.75% senior notes issued in October 2017 with an original principal amount of $250.0 million (the "4.75% Senior Notes") accrues at the stated rate and is payable in April and October of each year. The 4.75% Senior Notes are scheduled to mature on October 15, 2027. During 2023, the Company purchased $6.9 million principal amount of the 4.75% Senior Notes through open market purchases, reducing the outstanding balance of the 4.75% Senior Notes to $243.1 million as of December 31, 2023. Interest on the $593.1 million remaining aggregate principal amount of CoreCivic's 8.25% senior notes issued in April and September 2021 with an original principal amount of $675.0 million (the "8.25% Senior Notes") accrues at the stated rate and is payable in April and October of each year. The 8.25% Senior Notes are scheduled to mature on April 15, 2026. During 2022, the Company purchased $60.9 million principal amount of the 8.25% Senior Notes at a weighted average purchase price approximately equal to par through open market purchases. CoreCivic recorded charges of $1.2 million during 2022 primarily for the write-off of a pro-rata portion of the pre-existing loan costs associated with these open market purchases. During 2023, the Company purchased an additional $21.0 million principal amount of the 8.25% Senior Notes through open market purchases, reducing the outstanding balance of the 8.25% Senior Notes to $593.1 million as of December 31, 2023. The 2023 purchases of the 4.75% and 8.25% Senior Notes were at a weighted average purchase price of 97% of par, resulting in a net discount of approximately $0.7 million recorded as a credit to expenses associated with debt repayments and refinancing transactions. The net discount was partially offset by $0.4 million of charges associated with third-party fees and the write-off of a pro-rata portion of the pre-existing loan costs associated with the open market purchases of the 4.75% and 8.25% Senior Notes.

The 4.75% Senior Notes and the 8.25% Senior Notes, collectively referred to herein as the "Senior Notes," are senior unsecured obligations of the Company and are guaranteed by all of the Company's existing and future subsidiaries that guarantee the New Bank Credit Facility. CoreCivic may redeem all or part of the 4.75% Senior Notes at any time prior to three months before their maturity date at a "make-whole" redemption price, plus accrued and unpaid interest thereon to, but not including, the redemption date. Thereafter, the 4.75% Senior Notes are redeemable at CoreCivic's option, in whole or in part, at a redemption price equal to 100% of the aggregate principal amount of the notes to be redeemed plus accrued and unpaid interest thereon to, but not including, the redemption date. The Company may redeem all or part of the 8.25% Senior Notes at any time prior to April 15, 2024, in whole or in part, at a "make-whole" redemption price, plus accrued and unpaid interest thereon to, but not including, the redemption date. Thereafter, the 8.25% Senior Notes are redeemable at CoreCivic's option, in whole or in part, at a redemption price expressed as a percentage of the principal amount thereof, which percentage is 104.125% beginning on April 15, 2024 and 100% beginning on April 15, 2025, plus, in each such case, accrued and unpaid interest thereon to, but not including, the redemption date.

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

The indentures governing the Senior Notes contain certain customary covenants that, subject to certain exceptions and qualifications, restrict CoreCivic's ability to, among other things, create or permit to exist certain liens and consolidate, merge or transfer all or substantially all of CoreCivic's assets. In addition, if CoreCivic experiences specific kinds of changes in control, CoreCivic must offer to repurchase all or any portion of the Senior Notes. The offer price for the Senior Notes in connection with a change in control would be 101% of the aggregate principal amount of the notes repurchased plus accrued and unpaid interest, if any, on the notes repurchased to the date of purchase. The indenture related to our 8.25% Senior Notes additionally limits our ability to incur indebtedness, make restricted payments and investments and prepay certain indebtedness. The Senior Notes are also subject to certain cross-default provisions with certain of CoreCivic's other indebtedness, which includes the New Bank Credit Facility.

Lansing Correctional Facility Non-Recourse Mortgage Note. On April 20, 2018, CoreCivic of Kansas, LLC (the "Issuer"), a wholly-owned unrestricted subsidiary of the Company, priced $159.5 million in aggregate principal amount of non-recourse senior secured notes of the Issuer (the "Kansas Notes"), in a private placement pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended. The private placement closed on June 1, 2018. The Company used the proceeds of the private placement, which were drawn on quarterly funding dates beginning in the second quarter of 2018, to fund construction of the Lansing Correctional Facility, along with costs and expenses of the project. The Kansas Notes have a yield to maturity of 4.43% and are scheduled to mature in January 2040, 20 years following completion of the project, which occurred in January 2020. Principal and interest on the Kansas Notes are payable in quarterly payments, which began in July 2020 and continue until maturity. CoreCivic may redeem all or part of the Kansas Notes at any time upon written notice of not less than 30 days and not more than 60 days prior to the date fixed for such prepayment, with a "make-whole" amount, together with interest on the Kansas Notes accrued to, but not including, the redemption date. CoreCivic capitalized approximately $3.4 million of costs associated with the private placement. Because the Issuer has been designated as an unrestricted subsidiary of the Company under terms of the Company's New Bank Credit Facility, the issuance and service of the Kansas Notes, and the revenues and expenses associated with the facility lease, do not impact the financial covenants associated with the Company's New Bank Credit Facility. As of December 31, 2023, the outstanding balance of the Kansas Notes was $145.5 million.

Guarantees and Covenants. All of the restricted domestic subsidiaries of CoreCivic (as the parent corporation) have provided full and unconditional guarantees of the Senior Notes. All of CoreCivic's subsidiaries guaranteeing the Senior Notes are 100% owned subsidiaries of CoreCivic; and the subsidiary guarantees are full and unconditional and are joint and several obligations of the guarantors.

As of December 31, 2023, neither CoreCivic nor any of its subsidiary guarantors had any material or significant restrictions on CoreCivic's ability to obtain funds from its subsidiaries by dividend or loan or to transfer assets from such subsidiaries.

Other Debt Transactions

Letters of Credit. At December 31, 2023 and 2022, CoreCivic had $17.9 million and $16.8 million, respectively, in outstanding letters of credit. The letters of credit were issued primarily to secure CoreCivic's workers' compensation and general liability insurance policies, performance bonds, and for a debt service reserve requirement under terms of the Kansas Notes.

Debt Maturities

Scheduled principal payments as of December 31, 2023 for the next five years and thereafter were as follows (in thousands):

2024	$11,597
2025	12,073
2026	608,814
2027	262,423
2028	97,995
Thereafter	113,789
Total debt	$1,106,691

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

11.
DEFERRED REVENUE

In September 2014, CoreCivic announced that it had agreed under an expansion of an existing IGSA to care for up to 2,400 individuals for ICE at the South Texas Family Residential Center, a facility leased by CoreCivic in Dilley, Texas. Services provided under the original IGSA commenced in the fourth quarter of 2014 and had an original term of up to four years. The agreement provided for a fixed monthly payment in accordance with a graduated schedule. In October 2016, CoreCivic entered into an amended IGSA that provided for a new, lower fixed monthly payment commencing in November 2016, and extended the term of the contract through September 2021. In September 2020, the term of the amended IGSA was extended from September 2021 to September 2026. The agreement can be further extended by bi-lateral modification. ICE's termination rights, which permit ICE to terminate the agreement for convenience or non-appropriation of funds, without penalty, by providing CoreCivic with at least a 60-day notice, were unchanged under the extension. ICE began housing the first residents at the facility in December 2014, and the site was completed during the second quarter of 2015.

Under the fixed monthly payment schedule of the original IGSA, ICE agreed to pay CoreCivic $70.0 million in two $35.0 million installments during the fourth quarter of 2014 and graduated fixed monthly payments over the remaining months of the contract. During the years ended December 31, 2023, 2022, and 2021, CoreCivic recognized $156.1 million, $156.1 million, and $159.7 million, respectively, in revenue associated with the amended IGSA with the unrecognized balance of the fixed monthly payments reported in deferred revenue. The current portion of deferred revenue is reflected within accounts payable and accrued expenses while the long-term portion is reflected as deferred revenue on the accompanying consolidated balance sheets. As of December 31, 2023 and 2022, total deferred revenue associated with this agreement amounted to $7.3 million and $9.9 million, respectively.

12.
INCOME TAXES

CoreCivic recorded an income tax expense of $28.2 million, $43.0 million, and $138.0 million for the years ended December 31, 2023, 2022 and 2021, respectively. Income tax expense during 2021 included $114.2 million primarily resulting from the revaluation of the Company's net deferred tax liabilities due to the completion of all significant actions necessary to revoke its REIT election. No catch-up tax payments or penalties resulted from the revocation of the Company's REIT election.

Income tax expense is comprised of the following components (in thousands):

	For the Years Ended December 31,
	2023	2022	2021
Current income tax expense
Federal	$25,037	$25,681	$32,137
State	5,899	5,840	6,592
	30,936	31,521	38,729
Deferred income tax expense (benefit)
Federal	(2,156)	11,484	86,703
State	(547)	(23)	12,567
	(2,703)	11,461	99,270
Income tax expense	$28,233	$42,982	$137,999

Significant components of CoreCivic's deferred tax assets and liabilities as of December 31, 2023 and 2022, are as follows (in thousands):

	December 31,
	2023	2022
Noncurrent deferred tax assets:
Asset reserves and liabilities not yet deductible for tax	$14,915	$8,625
Accrued compensation not yet deductible for tax	12,419	9,913
Accrued workers comp liabilities not yet deductible for tax	11,333	10,976
Depreciation	8,669	8,502
ROU lease assets	25,282	33,226
Losses and tax credit carryforwards	1,591	1,807
Intangible assets	7,669	7,836
Other	9,010	9,954
Total noncurrent deferred tax assets	90,888	90,839
Less valuation allowance	(848)	(848)
Total noncurrent deferred tax assets	90,040	89,991
Noncurrent deferred tax liabilities:
Depreciation	(151,918)	(148,255)
Lease liabilities	(24,721)	(32,663)
Intangible liabilities	(7,860)	(7,557)
Other	(2,456)	(1,134)
Total noncurrent deferred tax liabilities	(186,955)	(189,609)
Net total noncurrent deferred tax liabilities	$(96,915)	$(99,618)

A reconciliation of the income tax provision at the statutory income tax rate and the effective tax rate as a percentage of income from continuing operations before income taxes for the years ended December 31, 2023, 2022, and 2021 is as follows:

	2023	2022	2021
Statutory federal rate	21.0%	21.0%	21.0%
Revaluation of deferred tax liabilities	—	—	132.7
State taxes, net of federal tax benefit	4.5	3.4	4.8
Permanent differences	4.3	1.7	2.8
Tax expense (benefit) of equity-based compensation	(0.3)	—	2.6
Other items, net	—	(0.1)	(3.6)
	29.5%	26.0%	160.3%

On March 27, 2020, President Trump signed into law the Coronavirus Aid, Relief and Economic Security Act (the "CARES Act"). The CARES Act, among other things, incentivized companies to retain employees through an Employee Retention Credit ("ERC"). The ERC compensates employers for wages of employees that were retained and could not perform their job duties at 100% capacity as a result of coronavirus pandemic restrictions. In December 2020, the Consolidated Appropriations Act provided additional funding for the ERC with expanded benefits through June 30, 2021. During the year ended December 31, 2022, the Company recorded an ERC of $7.0 million, which offset operating expenses. The credit was reduced by $1.8 million of federal income tax expense.

The Inflation Reduction Act of 2022 (the "Inflation Reduction Act") was signed into law on August 16, 2022. Among other provisions, such act creates an excise tax of 1% on the fair value of net stock repurchases in excess of share issuances made by publicly traded U.S. corporations, effective for repurchases after December 31, 2022. The impact of this excise tax on the Company’s financial position, and/or liquidity, in future periods, will vary based on the level of net stock repurchases in excess of share issuances made by the Company in a given year. The Company has concluded that the excise tax associated with stock repurchases is properly recognized as a component of equity given that it is a direct cost associated with the repurchase of common stock. The excise tax recognized during the year ended December 31, 2023 was estimated to be $0.3 million associated with the repurchase of 3.5 million shares, net of the shares issued for restricted stock plans as permitted by the issuance offset rule under the Inflation Reduction Act.

CoreCivic had no liabilities for uncertain tax positions as of December 31, 2023 and 2022. CoreCivic recognizes interest and penalties related to unrecognized tax positions in income tax expense. CoreCivic does not currently anticipate that the total amount of unrecognized tax positions will significantly change in the next twelve months.

CoreCivic's U.S. federal income tax returns for tax years 2020 through 2022 remain subject to examination by the Internal Revenue Service ("IRS"). The majority of states in which CoreCivic files income tax returns follow the same statute of limitations as the federal government. Certain states in which CoreCivic files income tax returns have statutes that remain open from 2019.

13.
STOCKHOLDERS' EQUITY

Dividends on Common Stock

On August 5, 2020, the Board of Directors ("BOD") voted unanimously to approve a plan to revoke the Company’s REIT election and become a taxable C Corporation, effective January 1, 2021; the BOD also voted unanimously to discontinue the then-current quarterly dividend and prioritize allocating the Company's free cash flow to reduce debt levels.

Common Stock

Share Repurchase Program. On May 12, 2022, the BOD approved a share repurchase program to repurchase up to $150.0 million of the Company's common stock. On August 2, 2022, the BOD increased the authorization to repurchase under the share repurchase program by up to an additional $75.0 million of the Company's common stock, or a total aggregate authorized amount to repurchase up to $225.0 million of the Company's common stock. Repurchases of the Company's outstanding common stock will be made in accordance with applicable securities laws and may be made at the Company's discretion based on parameters set by the BOD from time to time in the open market, through privately negotiated transactions, or otherwise. The share repurchase program has no time limit and does not obligate the Company to purchase any particular amount of its common stock. The authorization for the share repurchase program may be terminated, suspended, increased or decreased by the BOD in its discretion at any time. Through December 31, 2023, the Company repurchased 10.1 million shares of its common stock at a total cost of $112.6 million, excluding costs associated with the share repurchase program, or $11.16 per share, including 3.5 million shares at a total cost of $38.1 million, or $10.97 per share, during 2023.

Restricted stock units. During 2023, CoreCivic issued approximately 2.0 million RSUs to certain of its employees and non-employee directors, with an aggregate value of $22.3 million, including 1.8 million RSUs to employees and non-employee directors whose compensation is charged to general and administrative expense and 0.2 million RSUs to employees whose compensation is charged to operating expense. During 2022, CoreCivic issued approximately 2.1 million RSUs to certain of its employees and non-employee directors, with an aggregate value of $21.5 million, including 1.9 million RSUs to employees and non-employee directors whose compensation is charged to general and administrative expense and 0.2 million RSUs to employees whose compensation is charged to operating expense.

CoreCivic has established performance-based vesting conditions on a portion of the RSUs awarded to its officers and executive officers that, unless earlier vested under the terms of the agreements, are subject to vesting over a three-year period based upon the satisfaction of certain annual performance criteria. The RSUs awarded to officers and executive officers in 2021, 2022 and 2023 consist of a combination of awards with performance-based conditions and time-based conditions. Unless earlier vested under the terms of the RSU agreements, the RSUs with time-based vesting conditions vest in equal amounts over three years on the later of (i) the anniversary date of the grant or (ii) the delivery of the audited financial statements by the Company's independent registered public accountant for the applicable fiscal year. The RSUs with performance-based vesting conditions are divided into one-third increments, each of which is subject to vesting based upon satisfaction of certain annual performance criteria established at the beginning of the fiscal years ending December 31, 2021, 2022, and 2023 for the 2021 awards, December 31, 2022, 2023, and 2024 for the 2022 awards, and December 31, 2023, 2024, and 2025 for the 2023 awards, and which can be increased up to 150% or decreased to 0% based on performance relative to the annual performance criteria, and further increased or decreased using a modifier of 80% to 120% based on CoreCivic's total shareholder return relative to a peer group. Based on performance achieved for 2023, the RSUs subject to performance-based vesting criteria were increased by 106.9%; and were further increased by a 120% modifier based on CoreCivic's total shareholder return relative to the peer group. Because the performance criteria for the fiscal years ending December 31, 2024 and 2025 have not yet been established, the values of the third RSU increment of the 2022 awards and of the second and third increments of the 2023 awards for financial reporting purposes will not be determined until such criteria are established. Time-based RSUs issued to other employees, unless earlier vested under the terms of the agreements, generally vest in equal amounts over three years on the later of (i) the anniversary date of the grant or (ii) the delivery of the audited financial statements by the Company's independent registered public accountant for the applicable fiscal year. RSUs issued to non-employee directors generally vest one year from the date of award.

Nonvested RSU transactions as of December 31, 2023 and activity for the year then ended are summarized below (in thousands, except per share amounts).

	Shares of RSUs	Weighted average grant date fair value
Nonvested at December 31, 2022	3,871	$9.87
Granted	1,968	$11.35
Cancelled	(120)	$10.20
Vested	(1,849)	$10.33
Nonvested at December 31, 2023	3,870	$10.61

During 2023, 2022, and 2021, CoreCivic expensed $20.8 million ($1.6 million of which was recorded in operating expenses and $19.2 million of which was recorded in general and administrative expenses), $17.6 million ($1.5 million of which was recorded in operating expenses and $16.1 million of which was recorded in general and administrative expenses), and $18.7 million ($1.6 million of which was recorded in operating expenses and $17.1 million of which was recorded in general and administrative expenses), net of forfeitures, relating to RSUs, respectively. As of December 31, 2023, CoreCivic had $16.2 million of total unrecognized compensation cost related to RSUs that is expected to be recognized over a remaining weighted-average period of 1.6 years. The total fair value of RSUs that vested during 2023, 2022, and 2021 was $17.8 million, $18.3 million, and $6.4 million, respectively.

At CoreCivic's 2022 annual meeting of stockholders held in May 2022, CoreCivic's stockholders approved the CoreCivic, Inc. Amended and Restated 2020 Stock Incentive Plan that authorized the issuance of new awards to an aggregate of up to 5.9 million shares, plus remaining shares that were available for grant under the CoreCivic, Inc. 2020 Stock Incentive Plan. As of December 31, 2023, CoreCivic had 6.1 million shares available for issuance under the Amended and Restated 2020 Stock Incentive Plan.

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

A reconciliation of the numerator and denominator of the basic earnings per share computation to the numerator and denominator of the diluted earnings per share computation is as follows (in thousands, except per share data):

	For the Years Ended December 31,
	2023	2022	2021
NUMERATOR
Basic:
Net income (loss)	$67,590	$122,320	$(51,896)
Diluted:
Net income (loss)	$67,590	$122,320	$(51,896)
DENOMINATOR
Basic:
Weighted average common shares outstanding	113,798	118,199	120,192
Diluted:
Weighted average common shares outstanding	113,798	118,199	120,192
Effect of dilutive securities:
Restricted stock-based awards	852	899	—
Weighted average shares and assumed conversions	114,650	119,098	120,192
BASIC EARNINGS (LOSS) PER SHARE	$0.59	$1.03	$(0.43)
DILUTED EARNINGS (LOSS) PER SHARE	$0.59	$1.03	$(0.43)

For the year ended December 31, 2021, 0.5 million of restricted stock-based awards and 1.0 million of non-controlling interest - operating partnership units were excluded from the computation of diluted loss per share because they were anti-dilutive. In addition, approximately 0.1 million and 0.3 million of stock options were excluded from the computations of diluted earnings (loss) per share for the years ended December 31, 2022 and 2021, respectively, because they were anti-dilutive.

15.
COMMITMENTS AND CONTINGENCIES

Legal Proceedings

The nature of CoreCivic's business results in claims and litigation alleging that it is liable for damages arising from the conduct of its employees, offenders or others. The nature of such claims includes, but is not limited to, claims arising from employee or offender misconduct, medical malpractice, employment matters, property loss, contractual claims, including claims regarding compliance with contract performance requirements, and personal injury or other damages resulting from contact with CoreCivic's facilities, personnel or offenders, including damages arising from an offender's escape or from a disturbance at a facility. CoreCivic maintains insurance to cover many of these claims, which may mitigate the risk that any single claim would have a material effect on CoreCivic's consolidated financial position, results of operations, or cash flows, provided the claim is one for which coverage is available. The combination of self-insured retentions and deductible amounts means that, in the aggregate, CoreCivic is subject to self-insurance risk.

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

Since this case was filed, four similar lawsuits have been filed. A second California lawsuit concerning the Otay Mesa facility has been stayed pending the outcome of class proceedings in the first California case discussed above. The Company disputes the allegations in this case and intends to vigorously defend itself against them. A Maryland case was dismissed on September 27, 2019, and the dismissal was affirmed on appeal. Two suits filed in Georgia and Texas do not allege minimum wage violations. The Texas case was voluntarily dismissed on March 14, 2022. The Georgia case was appealed to the Eleventh Circuit following the District Court's decision not to certify any classes, and the Eleventh Circuit affirmed the District Court's ruling on May 31, 2023. On September 29, 2023, the parties submitted a notice of settlement to the District Court, and finalized the settlement on October 17, 2023, without material liability to the Company.

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

The Company was also named along with several of our directors in six derivative lawsuits which raise similar allegations to those raised in the Grae securities litigation. On June 17, 2022, CoreCivic and derivative plaintiffs informed the District Court that the parties had reached an agreement as to the plaintiffs' attorneys' fees and expenses, including $1.9 million the Company expensed during the year ended December 31, 2022. The final settlement, which was approved by the District Court on December 2, 2022, also calls for the Company to adopt certain governance changes, which the Company has implemented.

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

Retirement Plan

All employees of CoreCivic are eligible to participate in the CoreCivic 401(k) Savings and Retirement Plan (the "Plan") upon reaching age 18 and completing six months of qualified service. Eligible employees may contribute up to 90% of their eligible compensation, subject to IRS limitations. For the years ended December 31, 2023, 2022, and 2021, CoreCivic provided a discretionary matching contribution equal to 100% of the employee's contributions up to 5% of the employee's eligible compensation to employees with at least 500 hours of employment in the plan year. Employer matching contributions paid into the Plan each pay period vest immediately pursuant to safe harbor provisions adopted by the Plan. During 2023, 2022, and 2021, CoreCivic's discretionary contributions and expense to the Plan were $14.4 million, $15.3 million, and $15.2 million, respectively.

Deferred Compensation Plans

CoreCivic provides two non-qualified deferred compensation plans (the "Deferred Compensation Plans") for non-employee directors and for certain senior executives. The Deferred Compensation Plans are unfunded plans maintained for the purpose of providing CoreCivic's directors and certain of its senior executives the opportunity to defer a portion of their compensation. Under the terms of the Deferred Compensation Plans, certain senior executives may elect to contribute on a pre-tax basis up to 50% of their base salary and up to 100% of their cash bonus, and non-employee directors may elect to contribute on a pre-tax basis up to 100% of their director retainer and meeting fees. During the years ended December 31, 2023, 2022, and 2021, CoreCivic matched 100% of employee contributions up to 5% of total cash compensation. CoreCivic also contributes a fixed rate of return on balances in the Deferred Compensation Plans, determined at the beginning of each plan year. Matching contributions and investment earnings thereon become vested 20% after two years of service, 40% after three years of service, 80% after four years of service, and 100% after five or more years of service. Distributions are generally payable no earlier than five years subsequent to the date an individual becomes a participant in the Plan, or upon termination of employment (or the date a director ceases to serve as a director of CoreCivic), at the election of the participant. Distributions to senior executives must commence on or before the later of 60 days after the participant's separation from service or the fifteenth day of the month following the month the individual attains age 65.

During 2023, 2022, and 2021, CoreCivic provided a fixed return of 5.0% in each year to participants in the Deferred Compensation Plans. CoreCivic has purchased life insurance policies on the lives of certain employees of CoreCivic, which are intended to fund distributions from the Deferred Compensation Plans. CoreCivic is the sole beneficiary of such policies. At the inception of the Deferred Compensation Plans, CoreCivic established an irrevocable Rabbi Trust to secure the plans' obligations. However, assets in the Deferred Compensation Plans are subject to creditor claims in the event of bankruptcy. During 2023, 2022, and 2021, CoreCivic recorded $0.3 million, $0.3 million, and $0.2 million, respectively, of matching contributions as general and administrative expense associated with the Deferred Compensation Plans. Assets in the Rabbi Trust were $16.5 million and $16.0 million as of December 31, 2023 and 2022, respectively, and were reflected in other assets on the accompanying consolidated balance sheets. As of December 31, 2023 and 2022, CoreCivic's liability related to the Deferred Compensation Plans was $14.6 million and $13.8 million, respectively, which was reflected in accounts payable and accrued expenses and other liabilities on the accompanying consolidated balance sheets.

Employment and Severance Agreements

CoreCivic currently has employment agreements with several of its executive officers, which provide for the payment of certain severance amounts upon termination of employment under certain circumstances or a change of control, as defined in the agreements.

16.
SEGMENT REPORTING

As of December 31, 2023, CoreCivic operated 43 correctional and detention facilities, 39 of which the Company owned. In addition, CoreCivic owned and operated 23 residential reentry centers and owned 6 properties held for lease to government agencies. Management views CoreCivic's operating results in three operating segments, CoreCivic Safety, CoreCivic Community, and CoreCivic Properties. CoreCivic Safety includes the operating results of those correctional and detention facilities placed into service that were owned, or controlled via a long-term lease, and managed by CoreCivic, as well as those correctional and detention facilities owned by a third party and managed by CoreCivic. CoreCivic Safety also includes the operating results of TransCor America, LLC, a subsidiary of the Company that provides transportation services to governmental agencies. CoreCivic Community includes the operating results of those residential reentry centers placed into service that were owned, or controlled via a long-term lease, and managed by CoreCivic. CoreCivic Community also includes the operating results of the Company's electronic monitoring and case management services. CoreCivic Properties includes the operating results of those properties leased to government agencies. The operating performance of the three segments can be measured based on their net operating income. CoreCivic defines facility net operating income as a facility's revenues less operating expenses.

The revenue and net operating income for each of the three segments and a reconciliation to CoreCivic's income before income taxes is as follows for the three years ended December 31, 2023, 2022, and 2021 (in thousands):

	For the Years Ended December 31,
	2023	2022	2021
Revenue:
Safety	$1,731,421	$1,684,035	$1,693,968
Community	115,068	103,263	99,435
Properties	49,875	57,873	68,934
Total segment revenue	1,896,364	1,845,171	1,862,337
Operating expenses:
Safety	1,356,496	1,313,567	1,236,938
Community	91,895	86,016	81,610
Properties	13,829	13,682	18,155
Total segment operating expenses	1,462,220	1,413,265	1,336,703
Facility net operating income:
Safety	374,925	370,468	457,030
Community	23,173	17,247	17,825
Properties	36,046	44,191	50,779
Total facility net operating income	434,144	431,906	525,634
Other revenue (expense):
Other revenue	271	158	279
Other operating expense	(210)	(527)	(362)
General and administrative	(136,084)	(127,700)	(135,770)
Depreciation and amortization	(127,316)	(127,906)	(134,738)
Shareholder litigation expense	—	(1,900)	(54,295)
Asset impairments	(2,710)	(4,392)	(11,378)
Interest expense, net	(72,960)	(84,974)	(85,542)
Expenses associated with debt repayments and refinancing transactions	(686)	(8,077)	(56,279)
Gain on sale of real estate assets, net	798	87,728	38,766
Other income (expense)	576	986	(212)
Income before income taxes	$95,823	$165,302	$86,103

The following table summarizes capital expenditures including accrued amounts for the years ended December 31, 2023, 2022, and 2021 (in thousands):

	For the Years Ended December 31,
	2023	2022	2021
Capital expenditures:
Safety	$51,070	$70,399	$56,978
Community	3,138	2,362	2,631
Properties	2,324	3,560	9,081
Corporate and other	11,217	7,123	12,804
Total capital expenditures	$67,749	$83,444	$81,494

The total assets are as follows (in thousands):

	December 31,
	2023	2022
Assets:
Safety	$2,284,243	$2,433,126
Community	213,145	216,303
Properties	402,889	362,908
Corporate and other	205,122	232,432
Total assets	$3,105,399	$3,244,769
17.
SUBSEQUENT EVENTS

During February 2024, CoreCivic issued approximately 1.5 million RSUs to certain of CoreCivic's employees and non-employee directors, with an aggregate value of $22.0 million. Unless earlier vested under the terms of the RSU agreement, approximately 1.0 million RSUs with time-based vesting conditions vest in equal amounts over three years on the later of (i) the anniversary date of the grant or (ii) the delivery of the audited financial statements by the Company's independent registered public accounting firm for the applicable fiscal year. Approximately 0.4 million RSUs with performance-based vesting conditions issued to officers and executive officers are divided into one-third increments, each of which is subject to vesting based upon satisfaction of certain annual performance criteria for the fiscal years ending December 31, 2024, 2025, and 2026, and which can be increased or decreased based on performance relative to the annual performance criteria, and further increased or decreased based on total shareholder return relative to a peer group. Approximately 0.1 million RSUs issued to non-employee directors vest on the first anniversary of the award. Any RSUs that become vested will be settled in shares of CoreCivic's common stock.

CORECIVIC, INC. AND SUBSIDIARIES

SCHEDULE III - REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2023

(in thousands)

		Initial Cost to Company			Gross Amount at Which Carried at Close of Period
Description	Location	Land	Buildings and Improvements	Cost Capitalized Subsequent to Acquisition	Land and Land Improvements	Buildings and Leasehold Improvements	Total (A)		Accumulated Depreciation (B)	Date Constructed/ Acquired
Adams County Correctional Center	Adams County, Mississippi	$874	$119,565	$4,661	$1,194	$123,906	$125,100		$(38,202)	2008
Adams Transitional Center	Denver, Colorado	6,090	853	820	6,347	1,416	7,763		(390)	2017
Allen Gamble Correctional Center	Holdenville, Oklahoma	250	66,701	48,718	1,400	114,269	115,669		(49,840)	1996
Arapahoe Community Treatment Center	Englewood, Colorado	3,760	1,239	890	3,760	2,129	5,889		(602)	2017
Austin Residential Reentry Center	Del Valle, Texas	4,190	1,058	385	4,215	1,418	5,633		(557)	2015
Austin Transitional Center	Del Valle, Texas	19,488	4,607	1,167	19,506	5,756	25,262		(1,872)	2015
Bent County Correctional Facility	Las Animas, Colorado	550	13,115	70,248	1,601	82,312	83,913		(35,448)	1992
Bridgeport Pre-Parole Transfer Facility	Bridgeport, Texas	70	291	—	70	—	70	(E)	-	1995
CAI Boston Avenue	San Diego, California	800	11,440	1,309	845	12,704	13,549		(4,777)	2013
California City Correctional Center	California City, California	1,785	125,337	18,071	3,103	142,090	145,193		(69,763)	1999
Centennial Community Transition Center	Englewood, Colorado	4,905	1,256	554	5,021	1,694	6,715		(547)	2016
Central Arizona Florence Correctional Complex	Florence, Arizona	1,298	133,531	57,032	5,113	186,748	191,861		(96,454)	1994/1999
Cheyenne Transitional Center	Cheyenne, Wyoming	5,567	2,092	1,025	5,567	3,117	8,684		(1,079)	2015
Cibola County Corrections Center	Milan, New Mexico	444	16,215	34,875	1,598	49,936	51,534		(27,025)	1994
Cimarron Correctional Facility	Cushing, Oklahoma	250	71,303	52,215	910	122,858	123,768		(53,470)	1997
Coffee Correctional Facility (C)	Nicholls, Georgia	—	—	—	—	—	—		—	1998
Columbine Facility	Denver, Colorado	1,414	488	231	669	720	1,389	(E)	(253)	2016
Commerce Transitional Center	Commerce City, Colorado	5,166	1,758	488	5,171	2,241	7,412		(491)	2017
Corpus Christi Transitional Center	Corpus Christi, Texas	—	1,886	622	—	2,508	2,508		(1,992)	2015
Crossroads Correctional Center	Shelby, Montana	413	33,196	46,084	1,710	77,983	79,693		(47,464)	1999
Crowley County Correctional Facility	Olney Springs, Colorado	211	46,845	34,874	2,605	79,325	81,930		(36,309)	2003
Dahlia Facility (D)	Denver, Colorado	6,788	727	306	6,835	986	7,821		(365)	2016
Dallas Transitional Center	Hutchins, Texas	—	3,852	1,945	23	5,774	5,797		(2,411)	2015
Diamondback Correctional Facility	Watonga, Oklahoma	208	41,677	26,835	1,361	67,359	68,720		(34,956)	1998
Eden Detention Center	Eden, Texas	925	27,645	41,066	5,673	63,963	69,636		(32,061)	1995

CORECIVIC, INC. AND SUBSIDIARIES

SCHEDULE III - REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2023

(in thousands)

		Initial Cost to Company			Gross Amount at Which Carried at Close of Period
Description	Location	Land	Buildings and Improvements	Cost Capitalized Subsequent to Acquisition	Land and Land Improvements	Buildings and Leasehold Improvements	Total (A)	Accumulated Depreciation (B)	Date Constructed/ Acquired
El Paso Multi-Use Facility	El Paso, Texas	14,936	4,536	2,055	14,973	6,554	21,527	(2,201)	2015
El Paso Transitional Center	El Paso, Texas	10,325	4,198	1,043	10,467	5,099	15,566	(1,672)	2015
Eloy Detention Center	Eloy, Arizona	498	33,308	19,840	2,326	51,320	53,646	(31,312)	1995
Fort Worth Transitional Center	Fort Worth, Texas	3,251	334	431	3,281	735	4,016	(625)	2015
Houston Processing Center	Houston, Texas	2,250	53,373	57,967	4,551	109,039	113,590	(50,513)	1984
Huerfano County Correctional Center	Walsenburg, Colorado	124	26,358	5,053	1,116	30,419	31,535	(17,476)	1997
James River Residential Center	Newport News, Virginia	800	501	140	814	627	1,441	(78)	2019
Jenkins Correctional Center (C)	Millen, Georgia	—	—	—	—	—	—	—	2012
Kit Carson Correctional Center	Burlington, Colorado	432	35,978	44,749	1,051	80,108	81,159	(33,521)	1998
La Palma Correctional Center	Eloy, Arizona	283	183,155	18,125	2,677	198,886	201,563	(67,080)	2008
Lake Erie Correctional Institution	Conneaut, Ohio	2,871	69,779	7,667	4,280	76,037	80,317	(21,913)	2011
Laredo Processing Center	Laredo, Texas	788	26,737	3,944	986	30,483	31,469	(16,287)	1985
Lee Adjustment Center	Beattyville, Kentucky	500	515	20,601	1,285	20,331	21,616	(10,892)	1998
Leo Chesney Correctional Center	Live Oak, California	250	4,774	1,862	265	6,621	6,886	(4,039)	1989
Longmont Community Treatment Center	Longmont, Colorado	3,364	582	352	3,363	935	4,298	(242)	2016
Marion Adjustment Center	St Mary, Kentucky	250	9,994	9,060	925	18,379	19,304	(9,336)	1998
Midwest Regional Reception Center	Leavenworth, Kansas	130	44,970	46,065	1,054	90,111	91,165	(41,429)	1992
Nevada Southern Detention Center	Pahrump, Nevada	7,548	64,362	12,514	8,458	75,966	84,424	(24,498)	2010
North Fork Correctional Facility	Sayre, Oklahoma	—	42,166	65,130	717	106,579	107,296	(47,252)	1998
Northeast Ohio Correctional Center	Youngstown, Ohio	750	39,583	16,634	2,289	54,678	56,967	(29,970)	1997
Northwest New Mexico Correctional Center	Grants, New Mexico	142	15,888	23,400	1,228	38,202	39,430	(21,729)	1989
Oklahoma Reentry Opportunity Center	Oklahoma City, Oklahoma	8,562	4,631	1,611	8,603	6,201	14,804	(2,070)	2015
Otay Mesa Detention Center	San Diego, California	28,845	114,411	48,099	37,104	154,251	191,355	(24,921)	2015/2019
Prairie Correctional Facility	Appleton, Minnesota	100	22,306	11,799	1,068	33,137	34,205	(20,975)	1991
Recovery Monitoring Solutions	Dallas, Texas	1,152	1,979	523	1,280	2,374	3,654	(641)	2018

CORECIVIC, INC. AND SUBSIDIARIES

SCHEDULE III - REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2023

(in thousands)

		Initial Cost to Company			Gross Amount at Which Carried at Close of Period
Description	Location	Land	Buildings and Improvements	Cost Capitalized Subsequent to Acquisition	Land and Land Improvements	Buildings and Leasehold Improvements	Total (A)		Accumulated Depreciation (B)	Date Constructed/ Acquired
Red Rock Correctional Center (C)	Eloy, Arizona	—	—	—	—	—	—		—	2006
Saguaro Correctional Facility	Eloy, Arizona	193	98,903	6,736	3,040	102,792	105,832		(34,854)	2007
South Raleigh Reentry Center	Raleigh, North Carolina	277	663	75	298	717	1,015		(99)	2019
Southeast Kentucky Correctional Facility	Wheelwright, Kentucky	500	24,487	20,198	2,587	42,598	45,185		(20,701)	1998
Stewart Detention Center	Lumpkin, Georgia	143	70,560	23,865	1,654	92,914	94,568		(40,558)	2004
T. Don Hutto Residential Center	Taylor, Texas	183	13,418	13,160	982	25,779	26,761		(10,964)	1997
Tallahatchie County Correctional Facility	Tutwiler, Mississippi	—	44,638	109,263	2,373	151,528	153,901		(68,614)	2000
Torrance County Detention Facility	Estancia, New Mexico	511	52,599	14,659	1,994	65,775	67,769		(34,359)	1990
Trousdale Turner Correctional Center	Hartsville, Tennessee	649	135,412	6,051	2,004	140,108	142,112		(23,480)	2015
Tulsa Transitional Center	Tulsa, Oklahoma	8,206	4,061	731	606	2,839	3,445	(E)	(1,209)	2015
Turley Residential Center	Tulsa, Oklahoma	421	4,105	1,203	432	5,297	5,729		(1,789)	2015
Webb County Detention Center	Laredo, Texas	498	20,161	7,023	2,330	25,352	27,682		(15,469)	1998
West Tennessee Detention Facility	Mason, Tennessee	538	31,931	8,585	2,174	38,880	41,054		(22,486)	1990
Wheeler Correctional Facility (C)	Alamo, Georgia	—	—	—	—	—	—		—	1998
Whiteville Correctional Facility	Whiteville, Tennessee	303	51,694	9,619	1,671	59,945	61,616		(32,999)	1998
Totals		$166,019	$2,083,727	$1,084,253	$220,603	$3,102,808	$3,323,411		$(1,324,581)

CORECIVIC, INC. AND SUBSIDIARIES

SCHEDULE III - REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2023

(in thousands)

NOTES TO SCHEDULE III - REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION

(A) The aggregate cost of properties for federal income tax purposes is approximately $3.7 billion at December 31, 2023.

(B) Depreciation is calculated using estimated useful lives of depreciable assets up to 50 years for prison facilities.

(C) CoreCivic retains title to this asset, which is classified under other real estate assets on the Company's consolidated balance sheets in accordance with ASC 853.

(D) Held for Sale.

(E) CoreCivic recorded non-cash impairments during the third quarter of 2017 to write down the book value of the Bridgeport facility, during the second quarter of 2020 to write down the book value of the Tulsa Transitional Center, and during the fourth quarter of 2022 to write down the book value of the Columbine Facility to the estimated fair values assuming uses other than correctional or residential reentry facilities.

CORECIVIC, INC. AND SUBSIDIARIES

SCHEDULE III - REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION

FOR THE YEARS ENDED DECEMBER 31, 2023, 2022, AND 2021

(in thousands)

	For the Years Ended December 31,
	2023	2022	2021
Investment in Real Estate:
Balance at beginning of period	$3,288,714	$3,352,942	$3,595,278
Additions through capital expenditures	46,773	41,449	27,217
Asset impairments	—	(4,241)	(3,335)
Disposals/Other	(12,076)	(101,436)	(266,218)
Balance at end of period	$3,323,411	$3,288,714	$3,352,942
Accumulated Depreciation:
Balance at beginning of period	$(1,244,044)	$(1,194,051)	$(1,128,563)
Depreciation	(82,780)	(81,937)	(81,693)
Disposals/Other	2,243	31,944	16,205
Balance at end of period	$(1,324,581)	$(1,244,044)	$(1,194,051)