Form 10-Q
period 2024-06-30
CoreCivic, Inc.
filed 2024-08-08
CIK 1070985

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: JUNE 30, 2024

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

Indicate the number of shares outstanding of each class of Common Stock as of August 2, 2024:

Shares of Common Stock, $0.01 par value per share: 110,270,512 shares outstanding.

CORECIVIC, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2024

PART I – FINANCIAL INFORMATION

ITEM 1. – FINANCIAL STATEMENTS.

CORECIVIC, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED AND AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

ASSETS	June 30, 2024	December 31, 2023
Cash and cash equivalents	$60,186	$121,845
Restricted cash	7,497	7,111
Accounts receivable, net of credit loss reserve of $4,803 and $6,827, respectively	273,670	312,174
Prepaid expenses and other current assets	39,446	26,304
Assets held for sale	2,211	7,480
Total current assets	383,010	474,914
Real estate and related assets:
Property and equipment, net of accumulated depreciation of $1,872,601 and $1,821,015, respectively	2,083,178	2,114,522
Other real estate assets	196,059	201,561
Goodwill	4,844	4,844
Other assets	236,120	309,558
Total assets	$2,903,211	$3,105,399
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable and accrued expenses	$254,634	$285,857
Current portion of long-term debt	11,832	11,597
Total current liabilities	266,466	297,454
Long-term debt, net	1,007,148	1,083,476
Deferred revenue	13,899	18,315
Non-current deferred tax liabilities	88,501	96,915
Other liabilities	79,676	131,673
Total liabilities	1,455,690	1,627,833
Commitments and contingencies
Preferred stock – $0.01 par value; 50,000 shares authorized; none issued and outstanding at June 30, 2024 and December 31, 2023	—	—
Common stock – $0.01 par value; 300,000 shares authorized; 110,271 and 112,733 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	1,103	1,127
Additional paid-in capital	1,726,768	1,785,286
Accumulated deficit	(280,350)	(308,847)
Total stockholders' equity	1,447,521	1,477,566
Total liabilities and stockholders' equity	$2,903,211	$3,105,399

The accompanying notes are an integral part of these consolidated financial statements.

CORECIVIC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED AND AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
REVENUE	$490,109	$463,682	$990,795	$921,684
EXPENSES:
Operating	375,735	362,008	753,838	716,545
General and administrative	33,910	32,612	70,375	65,291
Depreciation and amortization	32,145	31,615	63,875	62,657
	441,790	426,235	888,088	844,493
OTHER INCOME (EXPENSE):
Interest expense, net	(17,110)	(18,268)	(35,723)	(37,419)
Expenses associated with debt repayments and refinancing transactions	(4,074)	(226)	(31,316)	(226)
Gain (loss) on sale of real estate assets, net	—	(25)	568	(25)
Other income	444	78	386	31
INCOME BEFORE INCOME TAXES	27,579	19,006	36,622	39,552
Income tax expense	(8,625)	(4,176)	(8,125)	(12,322)
NET INCOME	$18,954	$14,830	$28,497	$27,230
BASIC EARNINGS PER SHARE	$0.17	$0.13	$0.26	$0.24
DILUTED EARNINGS PER SHARE	$0.17	$0.13	$0.25	$0.24

The accompanying notes are an integral part of these consolidated financial statements.

CORECIVIC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED AND AMOUNTS IN THOUSANDS)

	For the Six Months Ended June 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$28,497	$27,230
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	63,875	62,657
Amortization of debt issuance costs and other non-cash interest	1,876	2,331
Expenses associated with debt repayments and refinancing transactions	31,316	226
Loss (gain) on sale of real estate assets, net	(568)	25
Deferred income taxes	(8,414)	(3,944)
Non-cash revenue and other income	(1,454)	(1,391)
Non-cash equity compensation	11,118	10,157
Other expenses and non-cash items	1,454	3,455
Changes in assets and liabilities, net:
Accounts receivable, prepaid expenses and other assets	24,528	48,942
Accounts payable, accrued expenses and other liabilities	(13,815)	(23,820)
Net cash provided by operating activities	138,413	125,868
CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for facility development and expansions	(5,308)	(3,155)
Expenditures for other capital improvements	(25,607)	(23,251)
Net proceeds from sale of assets	8,294	5,918
Decrease (increase) in other assets	1,247	(1,137)
Net cash used in investing activities	(21,374)	(21,625)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of debt and borrowings from credit facility	547,000	100,000
Scheduled principal repayments	(5,741)	(5,518)
Principal repayments of credit facility	(22,000)	(100,000)
Other repayments of debt	(593,113)	(174,754)
Payment of debt defeasance, issuance and other refinancing and related costs	(34,857)	(83)
Payment of lease obligations for financing leases	(304)	(295)
Dividends paid on restricted stock units	(136)	(131)
Purchase and retirement of common stock	(69,161)	(30,531)
Net cash used in financing activities	(178,312)	(211,312)
NET DECREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(61,273)	(107,069)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of period	128,956	162,165
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of period	$67,683	$55,096
NON-CASH INVESTING AND FINANCING ACTIVITIES
Net establishment (lease modification) of right of use assets and lease liabilities	$(56,971)	$224
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$37,923	$42,379
Income taxes paid	$20,731	$13,225

The accompanying notes are an integral part of these consolidated financial statements.

CORECIVIC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

FOR THE QUARTERLY PERIODS DURING 2024

(UNAUDITED AND AMOUNTS IN THOUSANDS)

	Stockholders' Equity
			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Par Value	Capital	Deficit	Equity
Balance as of December 31, 2023	112,733	$1,127	$1,785,286	$(308,847)	$1,477,566
Net income	—	—	—	9,543	9,543
Retirement of common stock	(3,381)	(33)	(49,234)	—	(49,267)
Restricted stock compensation, net of forfeitures	—	—	6,081	—	6,081
Restricted stock grants	2,216	22	(22)	—	—
Balance as of March 31, 2024	111,568	$1,116	$1,742,111	$(299,304)	$1,443,923
Net income	—	—	—	18,954	18,954
Retirement of common stock	(1,310)	(13)	(20,380)	—	(20,393)
Restricted stock compensation, net of forfeitures	—	—	5,037	—	5,037
Restricted stock grants	13	—	—	—	—
Balance as of June 30, 2024	110,271	$1,103	$1,726,768	$(280,350)	$1,447,521

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

CORECIVIC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

JUNE 30, 2024

1.
ORGANIZATION AND OPERATIONS

CoreCivic, Inc. (together with its subsidiaries, the "Company" or "CoreCivic") is the nation's largest owner of partnership correctional, detention, and residential reentry facilities and one of the largest prison operators in the United States ("U.S."). Through three segments, CoreCivic Safety, CoreCivic Community, and CoreCivic Properties, the Company provides a broad range of solutions to government partners that serve the public good through corrections and detention management, a network of residential reentry centers to help address America's recidivism crisis, and government real estate solutions. As of June 30, 2024, through its CoreCivic Safety segment, the Company operated 43 correctional and detention facilities, 39 of which the Company owned, with a total design capacity of approximately 65,000 beds. Through its CoreCivic Community segment, the Company operated 23 residential reentry centers with a total design capacity of approximately 5,000 beds. In addition, through its CoreCivic Properties segment, the Company owned 6 properties, with a total design capacity of approximately 10,000 beds.

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

Risks and Uncertainties

On January 26, 2021, President Biden issued the Executive Order on Reforming Our Incarceration System to Eliminate the Use of Privately Operated Criminal Detention Facilities ("Private Prison EO"). The Private Prison EO directs the Attorney General to not renew United States Department of Justice ("DOJ") contracts with privately operated criminal detention facilities. The United States Marshals Service ("USMS") is an agency of the DOJ that utilizes CoreCivic's facilities and services, and accounted for 20% and 21% of CoreCivic's total revenue for the six months ended June 30, 2024 and the twelve months ended December 31, 2023, respectively. Another federal agency that utilizes CoreCivic's facilities and services, U.S. Immigration and Customs Enforcement ("ICE"), is not covered by the Private Prison EO, as ICE is an agency of the Department of Homeland Security ("DHS"), not the DOJ.

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

In March 2024, the SEC adopted final rules designed to enhance public company disclosures related to the risks and impacts of climate-related matters (the "Climate Disclosure Rules"). The Climate Disclosure Rules include disclosures relating to climate-related risks and risk management as well as the board and management's governance of such risks. In addition, the Climate Disclosure Rules include requirements to disclose, in the audited consolidated financial statements, the financial effects of severe weather events and other natural conditions meeting certain thresholds, as well as carbon offsets and renewable energy credits. Larger registrants, including CoreCivic, will also be required to disclose information about greenhouse gas emissions, which will be subject to a phased-in assurance requirement. Applicability of the Climate Disclosure Rules begins for CoreCivic for the fiscal year ending December 31, 2025. On April 4, 2024, the SEC announced that it would stay the Climate Disclosure Rules as it faces legal challenges regarding implementation of such rules. The Company is currently assessing the impact of these rules, if implemented, on the Company's consolidated financial statements.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants and the SEC applicable to financial statements beginning January 1, 2024 or later did not, or are not expected to, have a material effect on the Company's results of operations or financial position.

Fair Value of Financial Instruments

To meet the reporting requirements of Accounting Standards Codification ("ASC") 825, "Financial Instruments", regarding fair value of financial instruments, CoreCivic calculates the estimated fair value of financial instruments using market interest rates, quoted market prices of similar instruments, or discounted cash flow techniques with observable Level 1 inputs for publicly traded debt and Level 2 inputs for all other financial instruments, as defined in ASC 820, "Fair Value Measurement". At June 30, 2024 and December 31, 2023, there were no material differences between the carrying amounts and the estimated fair values of CoreCivic's financial instruments, other than as follows (in thousands):

	June 30, 2024		December 31, 2023
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Debt	$(1,032,837)	$(1,023,065)	$(1,106,691)	$(1,090,326)

3.
REAL ESTATE AND OTHER TRANSACTIONS

Assets Held For Sale and Dispositions

As of June 30, 2024, CoreCivic had an idled 390-bed facility in Oklahoma reported in its CoreCivic Community segment and classified as held for sale. The aggregate carrying value of the property and equipment of this facility, amounting to $2.2 million, was reflected as assets held for sale on the Company's consolidated balance sheet as of June 30, 2024. The Company closed on the sale of this facility in July 2024 for a gross sales price of $3.7 million, resulting in a gain on sale that will be reported in the third quarter of 2024.

In January 2024, CoreCivic completed the sale of a facility in Colorado and reported in its CoreCivic Community segment. The sale generated net sales proceeds of $8.0 million, resulting in a gain on sale of $0.5 million reported in the first quarter of 2024. The facility was classified as held for sale as of December 31, 2023. CoreCivic continued to operate the facility through the expiration of the management contract in June 2024. In addition, in March 2024, CoreCivic completed the sale of an unused parcel of land in Texas. The sale generated net sales proceeds of $0.2 million, resulting in a gain on sale of $0.1 million also reported in the first quarter of 2024.

During the full year 2023, CoreCivic completed the sales of three community corrections facilities leased to government agencies and reported in CoreCivic's Properties segment and one vacant parcel of land. The sales of these four assets generated aggregate net sales proceeds of $10.8 million, resulting in an aggregate net gain on sale of $0.8 million after transaction costs.

Idle Facilities

As of June 30, 2024, CoreCivic had nine idle correctional facilities that are currently available and being actively marketed as solutions to meet the needs of potential customers. The following table summarizes each of the idled facilities and their respective design capacities, carrying values, excluding equipment and other assets that could generally be transferred and used at other facilities CoreCivic owns without significant cost (dollars in thousands):

		Net Carrying Values
	Design	June 30,	December 31,
Facility	Capacity	2024	2023
Prairie Correctional Facility	1,600	$12,808	$13,230
Huerfano County Correctional Center	752	13,975	14,058
Diamondback Correctional Facility	2,160	32,859	33,764
Marion Adjustment Center	826	9,949	9,968
Kit Carson Correctional Center	1,488	47,191	47,638
West Tennessee Detention Facility	600	18,096	18,568
Midwest Regional Reception Center	1,033	48,927	49,736
North Fork Correctional Facility	2,400	58,643	60,044
California City Correctional Center	2,560	74,966	75,430
	13,419	$317,414	$322,436

As of June 30, 2024, CoreCivic also had one idled non-core facility in its Safety segment containing 240 beds with a net book value of $2.8 million, and two idled facilities in its Community segment, one of which was classified as held for sale (as disclosed above, the Company closed on the sale of this facility in July 2024), containing an aggregate of 450 beds with an aggregate net book value of $3.3 million. CoreCivic incurred operating expenses at these idled facilities of approximately $5.8 million and $2.4 million during the period they were idle during the three months ended June 30, 2024 and 2023, respectively, and $9.4 million and $5.3 million during the six months ended June 30, 2024 and 2023, respectively.

The Company estimated undiscounted cash flows for each facility with an impairment indicator. The Company's estimated undiscounted cash flows reflect the Company’s most recent expectations around potential utilization and/or sale of the facilities and projected cash flows based on historical cash flows, cash flows of comparable facilities, and recent contract negotiations for utilization, as applicable.

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

Termination of Contract at the South Texas Family Residential Center

On June 10, 2024, the Company received notification from ICE of its intent to terminate an inter-governmental service agreement ("IGSA") for services at the 2,400-bed South Texas Family Residential Center ("STFRC") effective August 9, 2024. The IGSA originated in 2014, was extended in 2016, and was extended again in 2020 from September 2021 through September 2026. ICE's termination rights, which permit ICE to terminate the agreement for convenience or non-appropriation of funds, without penalty, by providing CoreCivic with at least a 60-day notice, were unchanged under the previous IGSA.

Under the fixed monthly payment schedule of the original IGSA, ICE agreed to pay CoreCivic $70.0 million in two $35.0 million installments during the fourth quarter of 2014, and graduated fixed monthly payments over the remaining months of the contract. During the six months ended June 30, 2024 and the twelve months ended December 31, 2023, CoreCivic recognized $78.1 million and $156.1 million, respectively, in revenue under the amended IGSA, with the unrecognized balance of the fixed monthly payments reported in deferred revenue. The current portion of deferred revenue is reflected within accounts payable and accrued expenses while the long-term portion at December 31, 2023 is reflected as deferred revenue on the accompanying consolidated balance sheets. As of June 30, 2024 and December 31, 2023, total deferred revenue associated with this agreement amounted to $6.0 million and $7.3 million, respectively. As a result of the notification of the intent to terminate the IGSA, the Company reported the total deferred revenue balance as a current liability within accounts payable and accrued expenses as of June 30, 2024. Upon termination of the IGSA in the third quarter of 2024, when no further service obligation exists, CoreCivic will recognize the remaining balance of the deferred revenue amount.

CoreCivic leases the STFRC and the site upon which it was constructed from a third-party lessor. CoreCivic's lease agreement with the third-party lessor is over a base period concurrent with the IGSA with ICE which was amended in September 2020 to extend the term of the agreement through September 2026. The extended lease agreement provides CoreCivic with the ability to terminate the lease with a notification period of at least 60 days if ICE terminates the extended IGSA. Upon being notified by ICE of its intent to terminate the IGSA at the STFRC, CoreCivic provided notice to the third-party lessor of its intent to terminate the lease agreement effective August 9, 2024. In accordance with ASC 842, "Leases", CoreCivic remeasured the lease liability and recorded a corresponding adjustment of $57.0 million to the associated right of use asset to reflect the reduction to the lease term. In addition, CoreCivic estimates a non-cash asset impairment charge of approximately $3.0 million to $3.6 million during the third quarter of 2024 associated with property and equipment at the STFRC, in the event we are unable to transfer the assets to other CoreCivic facilities.

4.
DEBT

Debt outstanding as of June 30, 2024 and December 31, 2023 consisted of the following (in thousands):

	June 30,	December 31,
	2024	2023
Revolving Credit Facility maturing October 2028. Interest payable periodically at variable interest rates. The rate at June 30, 2024 was 8.4%.	$25,000	$—
Term Loan maturing October 2028. Interest payable periodically at variable interest rates. The rate at June 30, 2024 and December 31, 2023 was 8.4% and 8.7%, respectively. Unamortized debt issuance costs amounted to $1.4 million and $1.5 million at June 30, 2024 and December 31, 2023, respectively.	121,875	125,000
4.75% Senior Notes maturing October 2027. Unamortized debt issuance costs amounted to $1.3 million and $1.5 million at June 30, 2024 and December 31, 2023, respectively.	243,068	243,068
8.25% Senior Notes maturing April 2026. Unamortized debt issuance costs amounted to $5.8 million at December 31, 2023. The 8.25% Senior Notes were redeemed on April 15, 2024, as further described below.	—	593,113
8.25% Senior Notes maturing April 2029. Unamortized debt issuance costs amounted to $8.6 million at June 30, 2024.	500,000	—
4.43% Lansing Correctional Facility Non-Recourse Mortgage Note maturing January 2040. Unamortized debt issuance costs amounted to $2.6 million at June 30, 2024 and December 31, 2023.	142,894	145,510
Total debt	1,032,837	1,106,691
Unamortized debt issuance costs	(13,857)	(12,052)
Net unamortized original issue premium	—	434
Current portion of long-term debt	(11,832)	(11,597)
Long-term debt, net	$1,007,148	$1,083,476

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

Based on the Company's total leverage ratio, interest on loans under the previous bank credit facility through October 10, 2023, was at a base rate plus a margin of 2.25% or at the Bloomberg Short-Term Bank Yield ("BSBY") plus a margin of 3.25%, and a commitment fee equal to 0.45% of the unfunded balance of the then-existing revolving credit facility, which had a borrowing capacity of $250.0 million. From October 11, 2023 through the first full fiscal quarter of 2024, loans under the Bank Credit Facility bore interest at a base rate plus a margin of 2.25% or at Term SOFR plus a margin of 3.25%, and a commitment fee equal to 0.45% of the unfunded balance of the Revolving Credit Facility, as the interest rate spreads were fixed under the terms of the Bank Credit Facility until the first calculation date occurring after the first full fiscal quarter after the closing date of the Bank Credit Facility. Based on the Company's total leverage ratio during the second quarter of 2024, the interest rate spread for base rate loans declined to 2.00%, the interest rate spread for Term SOFR loans was reduced to 3.00%, and the commitment fee decreased to 0.40%. The Revolving Credit Facility also has a $100.0 million sublimit for the issuance of standby letters of credit. As of June 30, 2024, CoreCivic had $25.0 million of borrowings outstanding under the Revolving Credit Facility, and $18.0 million in letters of credit outstanding resulting in $232.0 million available under the Revolving Credit Facility. The Term Loan, which had an outstanding principal balance of $121.9 million as of June 30, 2024, requires scheduled quarterly principal payments through October 2028, and is pre-payable without penalty.

The Bank Credit Facility requires CoreCivic to meet certain financial covenants, including, without limitation, a total leverage ratio of not more than 4.50 to 1.00, a secured leverage ratio of not more than 2.50 to 1.00, and a fixed charge coverage ratio of not less than 1.75 to 1.00. As of June 30, 2024, CoreCivic was in compliance with all such covenants. The Bank Credit Facility is secured by a pledge of all of the capital stock (or other ownership interests) of CoreCivic's domestic restricted subsidiaries, 65% of the capital stock (or other ownership interests) of CoreCivic's "first-tier" foreign subsidiaries, all of the accounts receivable of the Company and its domestic restricted subsidiaries, and substantially all of the deposit accounts of the Company and its domestic restricted subsidiaries. In the event that (a) the consolidated total leverage equals or exceeds 4.25 to 1.00 or (b) the Company incurs certain debt above a specified threshold, each known as a "springing lien" event, certain intangible assets and unencumbered real estate assets that meet a 50% loan-to-value requirement are required to be added as collateral. In addition, the Bank Credit Facility contains certain covenants that, among other things, limit the incurrence of additional indebtedness, payment of dividends and other customary restricted payments, permitted investments, transactions with affiliates, asset sales, mergers and consolidations, liquidations, prepayments and modifications of other indebtedness, liens and other encumbrances and other matters customarily restricted in such agreements, and in each case subject to customary carveouts. The Bank Credit Facility is subject to cross-default provisions with respect to the terms of certain of CoreCivic's other material indebtedness and is subject to acceleration upon the occurrence of a change of control.

Senior Notes. Interest on the $243.1 million remaining aggregate principal amount of CoreCivic's 4.75% senior unsecured notes issued in October 2017 with an original principal amount of $250.0 million (the "4.75% Senior Notes") accrues at the stated rate and is payable in April and October of each year. The 4.75% Senior Notes are scheduled to mature on October 15, 2027. During 2023, the Company purchased $6.9 million principal amount of the 4.75% Senior Notes through open market purchases, reducing the outstanding balance of the 4.75% Senior Notes to $243.1 million as of December 31, 2023. Interest on the aggregate principal amount of CoreCivic's 8.25% senior unsecured notes issued in April and September 2021, with an original principal amount of $675.0 million (the "Old 8.25% Senior Notes"), accrued at the stated rate and was payable in April and October of each year. The Old 8.25% Senior Notes were scheduled to mature on April 15, 2026. During 2022 and 2023, the Company purchased $81.9 million principal amount of the Old 8.25% Senior Notes through open market purchases reducing the outstanding balance of the Old 8.25% Senior Notes to $593.1 million as of December 31, 2023.

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

In connection with the Tender Offer, on March 12, 2024, the Company completed an underwritten registered public offering of $500.0 million aggregate principal amount of 8.25% senior unsecured notes due 2029 (the "New 8.25% Senior Notes"), which are guaranteed by all the Company's subsidiaries that guarantee the Bank Credit Facility, the 4.75% Senior Notes, and the Old 8.25% Senior Notes (until their repayment and satisfaction on April 15, 2024). The New 8.25% Senior Notes were offered pursuant to CoreCivic's shelf registration statement on Form S-3, which became effective upon filing with the SEC on March 4, 2024. The net proceeds from the issuance of the New 8.25% Senior Notes totaled approximately $490.3 million, after deducting underwriting discounts and offering expenses. The Company used the net proceeds from the offering of the New 8.25% Senior Notes, together with borrowings under the Revolving Credit Facility and cash on hand, to fund the Tender Offer, and to redeem the remaining outstanding balance of the Old 8.25% Senior Notes on April 15, 2024. CoreCivic recorded charges totaling $4.1 million and $31.3 million during the three and six months ended June 30, 2024, respectively, associated with the Tender Offer and redemption of the Old 8.25% Senior Notes, including the non-cash write-off of unamortized loan issuance costs and original issue premium.

The 4.75% Senior Notes and the New 8.25% Senior Notes (collectively, the "Senior Notes") are senior unsecured obligations of the Company and are guaranteed by all of the Company's existing and future subsidiaries that guarantee the Bank Credit Facility. CoreCivic may redeem all or part of the 4.75% Senior Notes at any time prior to three months before their maturity date at a "make-whole" redemption price, plus accrued and unpaid interest thereon to, but not including, the redemption date. Thereafter, the 4.75% Senior Notes are redeemable at CoreCivic's option, in whole or in part, at a redemption price equal to 100% of the aggregate principal amount of the notes to be redeemed plus accrued and unpaid interest thereon to, but not including, the redemption date. The Company may redeem all or part of the New 8.25% Senior Notes at any time prior to April 15, 2026, in whole or in part, at a "make-whole" redemption price, plus accrued and unpaid interest thereon to, but not including, the redemption date. Thereafter, the New 8.25% Senior Notes are redeemable at CoreCivic's option, in whole or in part, at a redemption price expressed as a percentage of the principal amount thereof, which percentage is 104.125% beginning on April 15, 2026, 102.063% beginning on April 15, 2027, and 100% beginning on April 15, 2028, plus, in each such case, accrued and unpaid interest thereon to, but not including, the redemption date.

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

Lansing Correctional Facility Non-Recourse Mortgage Note. On April 20, 2018, CoreCivic of Kansas, LLC (the "Issuer"), a wholly-owned unrestricted subsidiary of the Company, priced $159.5 million in aggregate principal amount of non-recourse senior secured notes of the Issuer (the "Kansas Notes"), in a private placement pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended. The Kansas Notes have a yield to maturity of 4.43% and are scheduled to mature in January 2040, 20 years following completion of the project, which occurred in January 2020. Principal and interest on the Kansas Notes are payable in quarterly payments, which began in July 2020 and continue until maturity. CoreCivic may redeem all or part of the Kansas Notes at any time upon written notice of not less than 30 days and not more than 60 days prior to the date fixed for such prepayment, with a "make-whole" amount, together with interest on the Kansas Notes accrued to, but not including, the redemption date. Because the Issuer has been designated as an unrestricted subsidiary of the Company under terms of the Bank Credit Facility, the issuance and service of the Kansas Notes, and the revenues and expenses associated with the facility lease, do not impact the financial covenants associated with the Bank Credit Facility. As of June 30, 2024, the outstanding balance of the Kansas Notes was $142.9 million.

Debt Maturities. Scheduled principal payments as of June 30, 2024 for the remainder of 2024, the next five years, and thereafter were as follows (in thousands):

2024 (remainder)	$5,857
2025	12,073
2026	15,701
2027	262,423
2028	122,995
2029	507,985
Thereafter	105,803
Total debt	$1,032,837

5.
STOCKHOLDERS' EQUITY

Share Repurchase Program

On May 12, 2022, the Company's Board of Directors ("BOD") approved a share repurchase program to repurchase up to $150.0 million of the Company's common stock. On August 2, 2022, the BOD increased the authorization to repurchase under the share repurchase program by up to an additional $75.0 million of the Company's common stock, or a total aggregate authorized amount to repurchase up to $225.0 million of the Company's common stock. On May 16, 2024, the BOD authorized an additional increase to the share repurchase program by which the Company may purchase up to an additional $125.0 million in shares of the Company's outstanding common stock, increasing the total aggregate authorization to up to $350.0 million. Repurchases of the Company's outstanding common stock will be made in accordance with applicable securities laws and may be made at the Company's discretion based on parameters set by the BOD from time to time in the open market, through privately negotiated transactions, or otherwise. The share repurchase program has no time limit and does not obligate the Company to purchase any particular amount of its common stock. The authorization for the share repurchase program may be terminated, suspended, increased or decreased by the BOD in its discretion at any time. Through December 31, 2023, the Company repurchased 10.1 million shares of its common stock at a total cost of $112.6 million, excluding costs associated with the share repurchase program, or $11.16 per share. During the six months ended June 30, 2024, the Company repurchased 4.0 million shares of its common stock at a total cost of $59.5 million, excluding costs associated with the share repurchase program, or $14.80 per share, including 1.3 million shares at an aggregate cost of $20.1 million during the second quarter of 2024. As of June 30, 2024, the Company had repurchased a total of 14.1 million common shares at an aggregate cost of $172.1 million, or $12.20 per share, and had $177.9 million of repurchase authorization available under the share repurchase program.

Restricted Stock Units

During the six months ended June 30, 2024, CoreCivic issued approximately 1.6 million restricted common stock units ("RSUs") to certain of its employees and non-employee directors, with an aggregate value of $23.5 million, including 1.5 million RSUs to employees and non-employee directors whose compensation is charged to general and administrative expense and 0.1 million RSUs to employees whose compensation is charged to operating expense. During the full year 2023, CoreCivic issued approximately 2.0 million RSUs to certain of its employees and non-employee directors, with an aggregate value of $22.3 million, including 1.8 million RSUs to employees and non-employee directors whose compensation is charged to general and administrative expense and 0.2 million RSUs to employees whose compensation is charged to operating expense.

CoreCivic has established performance-based vesting conditions on a portion of the RSUs awarded to its officers and executive officers that, unless earlier vested under the terms of the agreements, are subject to vesting over a three-year period based upon the satisfaction of certain annual performance criteria. The RSUs awarded to officers and executive officers in 2022, 2023 and 2024 consist of a combination of awards with performance-based conditions and time-based conditions. Unless earlier vested under the terms of the RSU agreements, the RSUs with time-based vesting conditions vest in equal amounts over three years on the later of (i) the anniversary date of the grant or (ii) the delivery of the audited financial statements by the Company's independent registered public accountant for the applicable fiscal year. The RSUs with performance-based vesting conditions are divided into one-third increments, each of which is subject to vesting based upon satisfaction of certain annual performance criteria established at the beginning of the fiscal years ending December 31, 2022, 2023, and 2024 for the 2022 awards, December 31, 2023, 2024, and 2025 for the 2023 awards, and December 31, 2024, 2025, and 2026 for the 2024 awards, and which can be increased up to 150% or decreased to 0% based on performance relative to the annual performance criteria, and further increased or decreased using a modifier of 80% to 120% based on CoreCivic's total shareholder return relative to a peer group. Because the performance criteria for the fiscal years ending December 31, 2025 and 2026 have not yet been established, the values of the third RSU increment of the 2023 awards and of the second and third increments of the 2024 awards for financial reporting purposes will not be determined until such criteria are established. A portion of the RSU award granted to CoreCivic's chief executive officer in 2024 contains a single performance-based vesting condition that results in full vesting on the later of (i) the second anniversary of the award or (ii) the delivery of the audited financial statements by the Company's independent registered public accountant for the fiscal year ending December 31, 2025, if the performance criteria is met for the year ending December 31, 2025, or no vesting if the performance criteria is not met for such year. Time-based RSUs issued to other employees, unless earlier vested under the terms of the agreements, generally vest in equal amounts over three years on the later of (i) the anniversary date of the grant or (ii) the delivery of the audited financial statements by the Company's independent registered public accountant for the applicable fiscal year. RSUs issued to non-employee directors generally vest one year from the date of award. As of June 30, 2024, approximately 3.3 million RSUs remained outstanding and subject to vesting.

During the three months ended June 30, 2024, CoreCivic expensed $5.0 million, net of forfeitures, relating to RSUs ($0.3 million of which was recorded in operating expenses and $4.7 million of which was recorded in general and administrative expenses). During the three months ended June 30, 2023, CoreCivic expensed $5.3 million, net of forfeitures, relating to RSUs ($0.4 million of which was recorded in operating expenses and $4.9 million of which was recorded in general and administrative expenses).

During the six months ended June 30, 2024, CoreCivic expensed $11.1 million, net of forfeitures, relating to RSUs ($0.9 million of which was recorded in operating expenses and $10.2 million of which was recorded in general and administrative expenses). During the six months ended June 30, 2023, CoreCivic expensed $10.2 million, net of forfeitures, relating to RSUs ($0.9 million of which was recorded in operating expenses and $9.3 million of which was recorded in general and administrative expenses).

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

A reconciliation of the numerator and denominator of the basic earnings per share computation to the numerator and denominator of the diluted earnings per share computation is as follows (in thousands, except per share data):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
NUMERATOR
Basic:
Net income	$18,954	$14,830	$28,497	$27,230
Diluted:
Net income	$18,954	$14,830	$28,497	$27,230
DENOMINATOR
Basic:
Weighted average common shares outstanding	110,954	113,628	111,630	113,840
Diluted:
Weighted average common shares outstanding	110,954	113,628	111,630	113,840
Effect of dilutive securities:
Restricted stock-based awards	578	324	879	631
Weighted average shares and assumed conversions	111,532	113,952	112,509	114,471
BASIC EARNINGS PER SHARE	$0.17	$0.13	$0.26	$0.24
DILUTED EARNINGS PER SHARE	$0.17	$0.13	$0.25	$0.24

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

ICE Detainee Labor and Related Matters. On May 31, 2017, two former ICE detainees, who were detained at the Company's Otay Mesa Detention Center ("OMDC") in San Diego, California, filed a class action lawsuit against the Company in the United States District Court for the Southern District of California. The complaint alleged that the Company forces detainees to perform labor under threat of punishment in violation of state and federal anti-trafficking laws and that OMDC's Voluntary Work Program ("VWP") violates state labor laws including state minimum wage laws. ICE requires that CoreCivic offer and operate the VWP in conformance with ICE standards and ICE prescribes the minimum rate of pay for VWP participants. The Plaintiffs seek compensatory damages, exemplary damages, restitution, penalties, and interest as well as declaratory and injunctive relief on behalf of former and current detainees. On April 1, 2020, the district court certified a nationwide anti-trafficking claims class of former and current detainees who participated in an ICE VWP at a CoreCivic facility. It also certified a state law class of former and current detainees who participated in a VWP wherever the Company held ICE detainees in California. The Company has exhausted appeals of the class certification order. On May 6, 2024, the district court stayed the filing of dispositive motions on state law claims under California law pending the outcome of a related case being prosecuted by another private prison company. That case is currently on appeal in the Ninth Circuit Court of Appeals. The claims resulting in certified classes are proceeding in all other respects in the United States District Court for the Southern District of California, where the discovery process has commenced. A second California lawsuit concerning OMDC has been stayed pending the outcome of class proceedings in the first California case described above.

Due to the stage of the ongoing proceedings, the Company cannot reasonably predict the outcomes, nor can it estimate the amount of loss or range of loss, if any, that may result. As a result, the Company has not recorded an accrual relating to these matters at this time, as losses are not considered probable or reasonably estimable at this stage of these lawsuits.

8.
INCOME TAXES

Income taxes are accounted for under the provisions of ASC 740, "Income Taxes". ASC 740 generally requires CoreCivic to record deferred income taxes for the tax effect of differences between book and tax bases of its assets and liabilities. Deferred income taxes reflect the available net operating losses and the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in the consolidated statement of operations in the period that includes the enactment date. Realization of the future tax benefits related to deferred tax assets is dependent on many factors, including CoreCivic's past earnings history, expected future earnings, the character and jurisdiction of such earnings, unsettled circumstances that, if unfavorably resolved, would adversely affect utilization of its deferred tax assets, carryback and carryforward periods, and tax strategies that could potentially enhance the likelihood of realization of a deferred tax asset. CoreCivic recorded an income tax expense of $8.6 million and $4.2 million for the three months ended June 30, 2024 and 2023, respectively. CoreCivic recorded an income tax expense of $8.1 million and $12.3 million for the six months ended June 30, 2024 and 2023, respectively. The Company’s income tax expense for the six months ended June 30, 2024 varied from its statutory tax rate primarily due to a $2.6 million tax benefit for stock-based compensation vesting recognized in the first quarter of 2024. The Company’s income tax expense for the six months ended June 30, 2023 varied from its statutory tax rate primarily due to a $0.9 million charge for the revaluation of deferred tax liabilities due to an internal restructuring.

The Inflation Reduction Act of 2022 (the "Inflation Reduction Act") was signed into law on August 16, 2022. Among other provisions, the Inflation Reduction Act creates an excise tax of 1% on the fair value of net stock repurchases in excess of share issuances made by publicly traded U.S. corporations, effective for repurchases after December 31, 2022. The impact of this excise tax on the Company’s financial position, and/or liquidity, in future periods, will vary based on the level of net stock repurchases in excess of share issuances made by the Company in a given year. The Company has concluded that the excise tax associated with stock repurchases is properly recognized as a component of equity given that it is a direct cost associated with the repurchase of common stock. The excise tax recognized during the six months ended June 30, 2024 and 2023 was estimated to be $0.4 million and $0.1 million, respectively, associated with the repurchase of shares, net of the shares issued during the same period for restricted stock plans as permitted by the issuance offset rule under the Inflation Reduction Act.

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

CoreCivic had no liabilities recorded for uncertain tax positions as of June 30, 2024 and December 31, 2023. CoreCivic recognizes interest and penalties related to unrecognized tax positions in income tax expense. CoreCivic does not currently anticipate that the total amount of unrecognized tax positions will significantly change in the next twelve months.

9.
SEGMENT REPORTING

As of June 30, 2024, CoreCivic operated 43 correctional and detention facilities, 39 of which the Company owned. In addition, CoreCivic operated 23 residential reentry centers and owned 6 properties held for lease to government agencies. Management views CoreCivic's operating results in three operating segments, CoreCivic Safety, CoreCivic Community, and CoreCivic Properties. CoreCivic Safety includes the operating results of those correctional and detention facilities placed into service that were owned, or controlled via a long-term lease, and managed by CoreCivic, as well as those correctional and detention facilities owned by a third party and managed by CoreCivic. CoreCivic Safety also includes the operating results of TransCor America, LLC, a subsidiary of the Company that provides transportation services to governmental agencies. CoreCivic Community includes the operating results of those residential reentry centers placed into service that were owned, or controlled via a long-term lease, and managed by CoreCivic. CoreCivic Community also includes the operating results of the Company's electronic monitoring and case management services. CoreCivic Properties includes the operating results of those properties held for lease to government agencies. The operating performance of the three segments can be measured based on their net operating income. CoreCivic defines facility net operating income as a facility's revenues less operating expenses.

The revenue and facility net operating income for each of the three segments and a reconciliation to CoreCivic's income before income taxes is as follows for the three and six months ended June 30, 2024 and 2023 (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Revenue:
Safety	$455,373	$421,743	$913,119	$839,393
Community	30,302	28,364	60,202	54,778
Properties	4,416	13,574	17,455	27,411
Total segment revenue	490,091	463,681	990,776	921,582
Operating expenses:
Safety	348,121	335,726	698,219	664,124
Community	24,134	22,905	48,278	45,620
Properties	3,462	3,324	7,297	6,685
Total segment operating expenses	375,717	361,955	753,794	716,429
Facility net operating income:
Safety	107,252	86,017	214,900	175,269
Community	6,168	5,459	11,924	9,158
Properties	954	10,250	10,158	20,726
Total facility net operating income	114,374	101,726	236,982	205,153
Other revenue (expense):
Other revenue	18	1	19	102
Other operating expense	(18)	(53)	(44)	(116)
General and administrative	(33,910)	(32,612)	(70,375)	(65,291)
Depreciation and amortization	(32,145)	(31,615)	(63,875)	(62,657)
Interest expense, net	(17,110)	(18,268)	(35,723)	(37,419)
Expenses associated with debt repayments and refinancing transactions	(4,074)	(226)	(31,316)	(226)
Gain (loss) on sale of real estate assets, net	—	(25)	568	(25)
Other income	444	78	386	31
Income before income taxes	$27,579	$19,006	$36,622	$39,552

The following table summarizes capital expenditures including accrued amounts for the three and six months ended June 30, 2024 and 2023 (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Capital expenditures:
Safety	$13,983	$13,993	$21,480	$17,562
Community	795	226	2,702	640
Properties	422	495	727	543
Corporate and other	3,528	1,741	4,436	3,933
Total capital expenditures	$18,728	$16,455	$29,345	$22,678

The total assets are as follows (in thousands):

	June 30, 2024	December 31, 2023
Assets:
Safety	$2,165,880	$2,284,243
Community	202,278	213,145
Properties	389,105	402,889
Corporate and other	145,948	205,122
Total Assets	$2,903,211	$3,105,399

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

We are the nation's largest owner of partnership correctional, detention, and residential reentry facilities and one of the largest prison operators in the United States. As of June 30, 2024, through our CoreCivic Safety segment, we operated 43 correctional and detention facilities, 39 of which we owned, with a total design capacity of approximately 65,000 beds. Through our CoreCivic Community segment, we owned and operated 23 residential reentry centers with a total design capacity of approximately 5,000 beds. In addition, through our CoreCivic Properties segment, we owned 6 properties, with a total design capacity of approximately 10,000 beds.

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

On January 26, 2021, President Biden issued the Private Prison EO. The Private Prison EO directs the Attorney General to not renew DOJ contracts with privately operated criminal detention facilities. Two agencies of the DOJ, the BOP and the USMS, utilize our services. The BOP houses inmates who have been convicted, and the USMS is generally responsible for detainees who are awaiting trial. The Private Prison EO only applies to agencies that are part of the DOJ, which includes the BOP and USMS. U.S. Immigration and Customs Enforcement, or ICE, facilities are not covered by the Private Prison EO, as ICE is an agency of the Department of Homeland Security, or DHS, not the DOJ. For the six months ended June 30, 2024, USMS and ICE accounted for 20% ($201.2 million) and 31% ($304.9 million), respectively, of our total revenue. For the twelve months ended December 31, 2023, USMS and ICE accounted for 21% ($400.4 million) and 30% ($565.5 million), respectively, of our total revenue.

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

In March 2020, the World Health Organization declared the outbreak of COVID-19 as a pandemic. As a result, in the first quarter of 2020, the federal government decided to deny entry at the United States southern border to asylum-seekers and anyone crossing the southern border without proper documentation or authority in an effort to contain the spread of COVID-19, a policy known as Title 42. This policy resulted in a reduction to the number of people ICE detained, including in our detention facilities. The financial impact was somewhat mitigated by fixed monthly payments from ICE at certain of our facilities, to ensure ICE has adequate bed capacity in the event of a surge in the future. Based on COVID-19 trends, the DHS allowed Title 42 to expire on May 11, 2023, which has resulted in an increase in the number of undocumented people permitted to enter the United States claiming asylum, and has resulted in an increase in the number of people apprehended and detained by ICE. During 2023, revenue from ICE was $565.5 million compared to $579.5 million during 2019, prior to the implementation of Title 42. During the three and six months ended June 30, 2024, revenue from ICE was $151.0 million and $304.9 million, respectively, compared to $136.7 million and $267.4 million during the three and six months ended June 30, 2023, respectively. However, our revenue from ICE will be negatively impacted immediately following the termination of an inter-governmental service agreement, or IGSA, for the 2,400-bed South Texas Family Residential Center, or STFRC, effective August 9, 2024.

We believe the long-term growth opportunities of our business remain attractive as government agencies consider their emergent needs, as well as the efficiency and offender programming opportunities we provide as flexible solutions to satisfy our partners' needs. We have been in discussions with ICE to utilize additional bed capacity in our portfolio, and have responded to their requests for proposals. We have also been in discussions with several state and county government agencies that have experienced challenges in staffing their public-sector facilities and are seeking solutions from the private sector. Further, several of our existing government partners, as well as prospective government partners, have been experiencing growth in offender populations and overcrowded conditions. Governments are continuing to assess their need for correctional space, and several are continuing to consider alternative correctional capacity for their aged or inefficient infrastructure, or are seeking cost savings by utilizing the private sector, which could result in increased future demand for the solutions we provide. For example, on September 25, 2023, we announced that we signed a new management contract with Hinds County, Mississippi to care for up to 250 adult male pre-trial detainees at our 2,672-bed Tallahatchie County Correctional Facility in Tutwiler, Mississippi. The initial contract term is for two years, which may be extended for an additional year upon mutual agreement. In addition, on November 16, 2023, we announced that we signed a new management contract with the state of Wyoming to care for up to 240 male inmates at the Tallahatchie facility. The term of the new contract runs through June 30, 2026. Also on November 16, 2023, we announced that we signed a new contract with Harris County, Texas, to care for up to 360 male inmates at the Tallahatchie facility. Upon mutual agreement, Harris County may access an additional 360 beds at the facility. The initial contract term began on December 1, 2023, and was recently renewed for an additional one-year term commencing December 1, 2024. The contract may be extended at Harris County's option for up to three additional one-year terms. In addition to the recent contracts with Hinds County, the state of Wyoming, and Harris County, we currently care for residents from the USMS, the state of Vermont, the U.S. Virgin Islands, and Tallahatchie County at the Tallahatchie facility, which demonstrates the flexible solutions that we provide. On November 14, 2023, we announced that we signed a new management contract with the state of Montana to care for up to 120 inmates at our 1,896-bed Saguaro Correctional Facility in Eloy, Arizona. The new contract is scheduled to expire on October 31, 2025, and may be extended by mutual agreement for a total term of up to seven years. We currently care for residents from the state of Hawaii and the state of Idaho at the Saguaro facility. We also manage the fully occupied company-owned Crossroads Correctional Center in Shelby, Montana for the state of Montana pursuant to a separate management contract.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The consolidated financial statements in this Quarterly Report are prepared in conformity with U.S. generally accepted accounting principles, or GAAP. As such, we are required to make certain estimates, judgments, and assumptions that we believe are reasonable based upon the information available which, by their nature, are subject to an inherent degree of uncertainty. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. There can be no assurance that actual results will not differ from our estimates. A summary of our significant accounting policies is described in our 2023 Form 10-K. The significant accounting policies and estimates which we believe are the most critical to aid in fully understanding and evaluating our reported financial results include those related to idle facilities and asset impairments, self-funded insurance reserves, and legal reserves. For a discussion of our critical accounting policies and estimates, please refer to Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Notes to Consolidated Financial Statements" presented in our 2023 Form 10-K. There were no newly identified critical accounting policies during the first six months of 2024, nor were there any material changes to the critical accounting policies and estimates discussed in our 2023 Form 10-K.

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

	Effective	CoreCivic
	Date	Safety	Community	Properties	Total
Facilities as of December 31, 2022		44	23	8	75
Sale of two leased community corrections facilities in Pennsylvania	May 2023	—	—	(2)	(2)
Lease of the Allen Gamble Correctional Center	October 2023	(1)	—	1	—
Sale of a leased property in Georgia	December 2023	—	—	(1)	(1)
Facilities as of December 31, 2023 and June 30, 2024		43	23	6	72

Three and Six Months Ended June 30, 2024 Compared to the Three and Six Months Ended June 30, 2023

Net income was $19.0 million, or $0.17 per diluted share, for the three months ended June 30, 2024, compared with net income of $14.8 million, or $0.13 per diluted share, for the three months ended June 30, 2023. Net income was $28.5 million, or $0.25 per diluted share, for the six months ended June 30, 2024, compared with net income of $27.2 million, or $0.24 per diluted share, for the six months ended June 30, 2023. Financial results for the three and six months ended June 30, 2024 reflect $4.1 million and $31.3 million, respectively, of expenses associated with debt repayments and refinancing transactions. Financial results for the six months ended June 30, 2024 also reflect a $0.6 million gain on the sale of real estate assets. For the three and six months ended June 30, 2024, income tax expense reflects a net benefit of $1.3 million and $9.6 million, respectively, associated with these special items. Financial results for the three months ended June 30, 2023 reflect $0.2 million of expenses associated with debt repayments and refinancing transactions. This special item was offset by an income tax benefit of $1.5 million during the three months ended June 30, 2023 associated with this special item and a change in our corporate tax structure in 2023. For the six months ended June 30, 2023, income tax expense reflects a net charge of $0.9 million for the change in corporate tax structure and the aforementioned special item.

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

For the three and six months ended June 30, 2024 and 2023, our total segment net operating income, which we define as facility revenue (including interest income associated with finance leases) less operating expenses, was divided among our three business segments as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Segment:
Safety	92.1%	82.8%	89.1%	83.7%
Community	5.3%	5.3%	5.0%	4.4%
Properties	2.6%	11.9%	5.9%	11.9%

Facility Operations

A key performance indicator we use to measure the revenue and expenses associated with the operation of the correctional, detention, and residential reentry facilities we own or manage is expressed in terms of a compensated man-day, which represents the revenue we generate and expenses we incur for one offender for one calendar day. Revenue and expenses per compensated man-day are computed by dividing facility revenue and expenses by the total number of compensated man-days during the period. A compensated man-day represents a calendar day for which we are paid for the occupancy of an offender. We believe the measurement is useful because we are compensated for operating and managing facilities at an offender per diem rate based upon actual or minimum guaranteed occupancy levels. We also measure our costs on a per compensated man-day basis, which are largely dependent upon the number of offenders we accommodate. Further, per compensated man-day measurements are also used to estimate our potential profitability based on certain occupancy levels relative to design capacity. Revenue and expenses per compensated man-day for all of the correctional, detention, and residential reentry facilities placed into service that we owned or managed, exclusive of those held for lease, and for TransCor were as follows for the three and six months ended June 30, 2024 and 2023:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Revenue per compensated man-day	$101.67	$96.99	$101.25	$96.93
Operating expenses per compensated man-day:
Fixed expense	56.89	54.79	56.81	55.00
Variable expense	20.64	22.18	20.42	21.66
Total	77.53	76.97	77.23	76.66
Operating income per compensated man-day	$24.14	$20.02	$24.02	$20.27
Operating margin	23.7%	20.6%	23.7%	20.9%
Average compensated occupancy	74.3%	70.3%	74.7%	70.2%
Average available beds	69,398	71,068	69,398	71,068
Average compensated population	51,541	49,926	51,859	49,885

Revenue

Total revenue consists of management revenue we generate through CoreCivic Safety and CoreCivic Community in the operation of correctional, detention, and residential reentry facilities, as well as the revenue we generate from TransCor and our electronic monitoring and case management services. Total revenue also consists of lease revenue we generate through CoreCivic Properties from facilities we lease to third-party operators. The following table reflects the components of revenue for the three and six months ended June 30, 2024 and 2023 (in millions):

	For the Three Months Ended June 30,
	2024	2023	$ Change	% Change
Management revenue:
Federal	$258.8	$242.7	$16.1	6.6%
State	189.7	180.2	9.5	5.3%
Local	12.5	8.4	4.1	48.8%
Other	24.7	18.8	5.9	31.4%
Total management revenue	485.7	450.1	35.6	7.9%
Lease revenue	4.4	13.6	(9.2)	(67.6%)
Other revenue	—	—	—	—
Total revenue	$490.1	$463.7	$26.4	5.7%

	For the Six Months Ended June 30,
	2024	2023	$ Change	% Change
Management revenue:
Federal	$521.2	$479.9	$41.3	8.6%
State	378.5	359.3	19.2	5.3%
Local	24.9	17.0	7.9	46.5%
Other	48.7	38.0	10.7	28.2%
Total management revenue	973.3	894.2	79.1	8.8%
Lease revenue	17.4	27.4	(10.0)	(36.5%)
Other revenue	0.1	0.1	—	—
Total revenue	$990.8	$921.7	$69.1	7.5%

Total management revenue increased $35.6 million, or 7.9%, and $79.1 million, or 8.8%, for the three and six months ended June 30, 2024, respectively, as compared with the same periods in 2023. The increase in total management revenue in both the three- and six-month periods was primarily a result of an increase in revenue of $15.0 million and $41.4 million, respectively, driven primarily by an increase in average daily compensated population from 2023 to 2024, including, in the six-month period, the revenue generated by one additional day of operations due to a leap year in 2024. The increase in management revenue during both the three- and six-month periods was also a result of an increase in revenue of approximately $21.3 million and $39.0 million, respectively, driven primarily by an increase of 4.8% and 4.5%, respectively, in average revenue per compensated man-day. The increase in average revenue per compensated man-day primarily resulted from the effect of per diem increases at many of our facilities. Notwithstanding the termination of an IGSA with respect to the STFRC, effective as of August 9, 2024, which generates operating margins higher than the portfolio average, we believe the positive impact of the increase in average revenue per compensated man-day at our other facilities will provide further benefit to our operating margins as residential populations continue to recover from the impact of COVID-19 and will help offset the wage and employee benefit increases we have been incurring, as further discussed hereinafter. Revenue generated from our electronic monitoring and case management services during the three months ended June 30, 2024 decreased $0.7 million (from $9.5 million during the three months ended June 30, 2023 to $8.8 million during the three months ended June 30, 2024). Revenue generated from our electronic monitoring and case management services during the six months ended June 30, 2024 decreased $1.3 million (from $19.0 million during the six months ended June 30, 2023 to $17.7 million during the six months ended June 30, 2024).

Average daily compensated population increased 1,615, or 3.2%, to 51,541 during the three months ended June 30, 2024 compared to 49,926 during the three months ended June 30, 2023. Average daily compensated population increased 1,974, or 4.0%, to 51,859 during the six months ended June 30, 2024 compared to 49,885 during the six months ended June 30, 2023. The increase in average daily compensated population in both periods was primarily a result of an increase in occupancy at facilities where ICE is our federal partner, as further discussed hereinafter. The increase in average daily compensated population was also a result of the three new local and state contracts we entered into in late 2023 at our 2,672-bed Tallahatchie County Correctional Facility in Tutwiler, Mississippi and the new management contract with the state of Montana at our 1,896-bed Saguaro Correctional Facility in Eloy, Arizona. These increases were partially offset by a reduction in compensated populations at our Allen Gamble Correctional Center, which transitioned to a lease in our

Properties segment effective October 1, 2023. Average compensated populations at this facility were 1,404 and 1,356 for the three and six months ended June 30, 2023, respectively.

The solutions we provide to our federal customers, including primarily ICE and the USMS, continue to be a significant component of our business. The federal customers in our Safety and Community segments generated approximately 53% and 52% of our total revenue for the three months ended June 30, 2024 and 2023, respectively, increasing $16.1 million, or 6.6%, during the three months ended June 30, 2024 as compared with the same period in 2023. The federal customers in our Safety and Community segments generated approximately 53% and 52% of our total revenue for the six months ended June 30, 2024 and 2023, respectively, increasing $41.3 million, or 8.6%, during the six months ended June 30, 2024 as compared with the same period in 2023. The increase in federal revenue in both periods was primarily a result of increased occupancy and per diem increases at certain facilities and, in the six-month period, as a result of one additional day of operations due to a leap year in 2024.

As previously described herein, Title 42, which was implemented in the first quarter of 2020, resulted in a reduction to the number of people ICE detained, including in our detention facilities. The financial impact of Title 42 was somewhat mitigated by fixed monthly payments from ICE at certain of our facilities, to ensure ICE has adequate bed capacity in the event of a surge in the future. The expiration of Title 42 on May 11, 2023 has resulted in an increase in the number of undocumented people permitted to enter the United States claiming asylum, and has also resulted in an increase in the number of people apprehended and detained by ICE. During the three and six months ended June 30, 2024, revenue from ICE was $151.0 million and $304.9 million, respectively, compared to $136.7 million and $267.4 million, respectively, during the three and six months ended June 30, 2023. Given the termination of an IGSA with ICE with respect to the STFRC, total management revenues are expected to be negatively impacted immediately following the August 9, 2024 termination date.

State revenues from contracts at correctional, detention, and residential reentry facilities that we operate increased $9.5 million, or 5.3%, from the second quarter of 2023 to the second quarter of 2024. State revenues increased $19.2 million, or 5.3%, from the six months ended June 30, 2023 to the comparable period in 2024. State revenues in both periods increased as a result of per diem increases under a number of our state contracts, as certain states have recognized the need to provide additional funding to address increases in the wages of our employees. State revenues also increased due to higher utilization from the states of Montana and Wyoming due to new management contracts executed during 2023, as previously described herein, as well as higher utilization from other states under existing management contracts. State revenues generated during the six months ended June 30, 2024 also benefited from one additional day of operations due to 2024 being a leap year. The increase in state revenues in both the three- and six-month periods was partially offset by a decrease in state revenues at our Allen Gamble Correctional Center that resulted from a new lease agreement effective October 1, 2023, as further described hereinafter, and is now reported in our Properties segment.

Local revenues from contracts at correctional, detention, and residential reentry facilities that we operate increased $4.1 million, or 48.8%, from the second quarter of 2023 to the second quarter of 2024. Local revenues increased $7.9 million, or 46.5%, from the six months ended June 30, 2023 to the six months ended June 30, 2024. The new contracts with Harris County, Texas and Hinds County, Mississippi at our Tallahatchie County Correctional Facility, as previously described herein, contributed to the increase in local revenues in both the three- and six-month periods. Local revenues in the six-month period also benefited from the one additional day of operations due to a leap year in 2024.

The $9.2 million, or 67.6%, decrease in lease revenue from the second quarter of 2023 to the second quarter of 2024, and the $10.0 million, or 36.5%, decrease in lease revenue from the six months ended June 30, 2023 to the comparable period in 2024 primarily resulted from the termination of the lease at our North Fork Correctional Facility effective June 30, 2023, the termination of the lease agreement at our California City Correctional Center effective March 31, 2024, and the sale of the Augusta Transitional Center in December 2023, partially offset by the lease revenue at our Allen Gamble Correctional Center from a new lease agreement that became effective October 1, 2023, all as further described hereinafter.

Operating Expenses

Operating expenses totaled $375.7 million and $362.0 million for the three months ended June 30, 2024 and 2023, respectively, while operating expenses for the six months ended June 30, 2024 and 2023 totaled $753.8 million and $716.5 million, respectively. Operating expenses consist of those expenses incurred in the operation and management of correctional, detention, and residential reentry facilities, as well as those expenses incurred in the operations of TransCor and our electronic monitoring and case management services. Operating expenses also consist of those expenses incurred in the operation of facilities we lease to third-party operators.

Operating expenses incurred by CoreCivic Safety and CoreCivic Community in connection with the operation and management of our correctional, detention, and residential reentry facilities, as well as those incurred in the operations of TransCor and our electronic monitoring and case management services, increased $13.6 million, or 3.8%, during the second quarter of 2024 when compared with the same period in 2023. Expenses incurred by these segments increased $36.8 million, or 5.2%, during the six months ended June 30,

2024, when compared to the same period in 2023. Operating expenses in both the three- and six-month periods increased primarily as a result of wage increases resulting from labor shortages and wage pressures, as further described hereinafter. We achieved higher staffing levels during the first six months of 2024 when compared to the same period in 2023, and correspondingly, we were able to reduce our use of temporary incentives by $2.7 million and $4.6 million during the three- and six-month periods, respectively, as we continued to see improvement in our attraction and retention of facility staff in this challenging labor market. Additionally, operating expenses in both periods increased as a result of the new contracts at our Tallahatchie and Saguaro facilities and, in the six-month period, as a result of the additional day of operations due to 2024 being a leap year. The increase in operating expenses incurred by CoreCivic Safety and Community in both the three- and six-month periods was partially offset by the new lease of our Allen Gamble Correctional Center effective October 1, 2023, which is now reported in our Properties segment.

Total expenses per compensated man-day increased to $77.53 during the three months ended June 30, 2024 from $76.97 during the three months ended June 30, 2023, and increased to $77.23 during the six months ended June 30, 2024 from $76.66 during the same period in the prior year, increases of 0.7% during each period. We continue to experience labor shortages and wage pressures in several markets across the country, and have provided customary inflationary wage increases to remain competitive. Although the hiring environment has been progressively improving, recruiting has been particularly challenging since the start of the pandemic due to the front-line nature of the services we provide and the shortage of nursing staff across the country intensified as a result of the COVID-19 pandemic and the challenging labor market. Further, we have incurred incremental expenses to help ensure sufficient staffing levels under unique and challenging working conditions. While we were able to reduce the use of these temporary incentives by $2.7 million and $4.6 million during the three and six months ended June 30, 2024, respectively, when compared to the same periods in 2023 due to the improving hiring environment, we expect to continue to incur a certain level of incremental expenses in future quarters. Incremental expenses include, but may not be limited to, incentive payments to our front-line and field staff, temporary employee housing expenses and other travel related reimbursements, additional paid time off, off-cycle wage increases in certain markets to remain competitive, and registry nursing expenses. These incremental investments have enabled us to increase overall staffing levels, which has contributed to the increase in total expenses per compensated man-day.

We continually monitor compensation levels very closely along with overall economic conditions and will adjust wage levels necessary to help ensure the long-term success of our business. Further, we continually evaluate the structure of our employee benefits package and training programs to ensure we are better able to attract and retain our employees. Salaries and benefits represent the most significant component of our operating expenses, representing approximately 61% and 60% of our total operating expenses during the six months ended June 30, 2024 and 2023, respectively. As previously mentioned, recruiting and retaining staff has been particularly challenging for us and for the corrections and detention industry as a whole. An inability to attract and retain sufficient personnel could prevent us from caring for additional residential populations for government agencies in need of additional capacity due to an increase in inmate populations or an inability to adequately staff their facilities. An inability to attract and retain sufficient personnel in our existing facilities could also cause our government partners to assess liquidated damages, reduce our residential populations, or in certain circumstances, cancel our contracts. We have also been subjected to staff vacancy deductions as a result of the labor shortages, which are reflected as reductions to other management revenue. Estimating vacancy deduction amounts can be complex and subject to management judgment and estimations. Some of our government partners have granted waivers for vacancy deductions in recognition of the unique and challenging labor market, while others have discretionarily adjusted such deductions based on our extraordinary costs, efforts and incentive programs implemented to attract and retain staff.

Variable expenses per compensated man-day decreased to $20.64 during the three months ended June 30, 2024, from $22.18 during the same period in the prior year, or 6.9%, and decreased to $20.42 during the six months ended June 30, 2024 from $21.66 during the same period in the prior year, or 5.7%. The decrease in variable expenses per compensated man-day during the three and six months ended June 30, 2024 was primarily a result of a decrease in registry nursing expense of $2.4 million, or $0.54 per compensated man-day, and $4.9 million, or $0.57 per compensated man-day, respectively, when compared to the same periods in 2023. The decrease in variable expenses in both periods was also a result of decreases in recruiting and travel expenses. During the first six months of 2023, recruiting expenses and travel expenses were higher as we supported our staff who were temporarily deployed across the Company to help address the labor shortages we experienced in certain regions, most notably at our La Palma facility in Arizona. While the shortage of nursing staff across the country continues to be challenging, we have seen, and continue to see, improvement in our recruiting and retention of facility staff, including nursing staff, as we have made investments in higher wages and increased our use of part-time positions, which helped us achieve higher staffing levels. The hiring environment for these positions has also improved. The decreases in registry nursing expenses and recruiting and travel expenses in both the three- and six-month periods was partially offset by the effect of an elevated inflation rate applicable to all of our variable expenses.

Operating expenses incurred by CoreCivic Properties in connection with facilities we lease to third-party operators increased $0.1 million, or 4.2%, and $0.6 million, or 9.2%, during the three and six months ended June 30, 2024, respectively, when compared with the same periods in 2023. The increase in both periods was primarily a result of an increase in operating expenses at our Allen Gamble Correctional Center resulting from a new lease agreement with the ODC effective October 1, 2023, partially offset by a decrease in operating expense resulting from the expiration of the lease agreement with the California Department of Corrections and Rehabilitation,

or CDCR, at our California City Correctional Center effective March 31, 2024, and the expiration of the lease agreement with the Oklahoma Department of Corrections, or ODC, at our North Fork Correctional Facility effective June 30, 2023, each as further described hereinafter.

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

Additionally, on January 26, 2021, President Biden issued the Private Prison EO. The Private Prison EO directs the Attorney General to not renew DOJ contracts with privately operated criminal detention facilities. Two agencies of the DOJ, the BOP and the USMS, utilize our services. The BOP houses inmates who have been convicted, and the USMS is generally responsible for detainees who are awaiting trial. The BOP has experienced a steady decline in inmate populations over the last decade, a trend that was accelerated by the COVID-19 pandemic. The Private Prison EO only applies to agencies that are part of the DOJ, which includes the BOP and USMS. ICE facilities are not covered by the Private Prison EO, as ICE is an agency of the Department of Homeland Security, or DHS, not the DOJ. For the six months ended June 30, 2024, USMS and ICE accounted for 20% ($201.2 million) and 31% ($304.9 million), respectively, of our total revenue. For the twelve months ended December 31, 2023, USMS and ICE accounted for 21% ($400.4 million) and 30% ($565.5 million), respectively, of our total revenue.

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

On June 10, 2024, we received notice from ICE of its intent to terminate an IGSA for services at the 2,400-bed STFRC effective August 9, 2024. The IGSA originated in 2014, was extended in 2016, and was extended again in 2020 from September 2021 through September 2026. ICE’s termination rights, which permit ICE to terminate the agreement for convenience or non-appropriation of funds, without penalty, by providing us with at least a 60-day notice, were unchanged under the extended IGSA. We lease the STFRC and the site upon which it was constructed from a third-party lessor. Our lease agreement with the third-party lessor is over a base period concurrent with the extended IGSA, which was amended in September 2020 to extend the term of the lease agreement through September 2026. The lease agreement provides us with the ability to terminate the lease with a notification period of at least 60 days if ICE terminates the extended IGSA. Upon being notified by ICE of its intent to terminate the IGSA at the STFRC, we provided notice to the third-party lessor of our intent to terminate the lease agreement effective August 9, 2024. Total revenue generated at the STFRC was $78.6 million and $156.6 million during the six months ended June 30, 2024 and the twelve months ended December 31, 2023, respectively.

Based on information available as of the date of this Quarterly Report, other than the previously mentioned facility management contract with ICE at the STFRC, we believe we will renew all other contracts with our government partners that have expired or are scheduled to expire within the next twelve months that could have a material adverse impact on our financial statements. We believe our renewal rate on existing contracts remains high due to a variety of reasons including, but not limited to, the constrained supply of available beds within the U.S. correctional system, our ownership of the majority of the beds we operate, and the cost effectiveness of the services we provide. However, we can provide no assurance that we will continue to achieve high renewal rates in the future.

CoreCivic Safety

CoreCivic Safety includes the operating results of the correctional and detention facilities that we operated during each period. Total revenue generated by CoreCivic Safety increased $33.6 million, or 8.0%, from $421.7 million during the three months ended June 30, 2023 to $455.4 million during the three months ended June 30, 2024, and increased $73.7 million, or 8.8%, from $839.4 million during the six months ended June 30, 2023 to $913.1 million during the six months ended June 30, 2024. CoreCivic Safety's facility net operating income increased $21.2 million, or 24.7%, from $86.0 million during the three months ended June 30, 2023 to $107.3 million during the three months ended June 30, 2024, and increased $39.6 million or 22.6% from $175.3 million during the six months ended June 30, 2023 to $214.9 million during the six months ended June 30, 2024. During the three and six months ended June 30, 2024,

CoreCivic Safety generated 92.1% and 89.1%, respectively, of our total segment net operating income, compared with 82.8% and 83.7%, respectively, during the three and six months ended June 30, 2023.

The following table displays the revenue and expenses per compensated man-day for CoreCivic Safety's correctional and detention facilities placed into service that we own and manage and for the facilities we manage but do not own, inclusive of the transportation services provided by TransCor:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
CoreCivic Safety Facilities:
Revenue per compensated man-day	$102.89	$98.62	$102.53	$98.61
Operating expenses per compensated man-day:
Fixed expense	57.59	55.69	57.47	55.81
Variable expense	21.07	22.82	20.93	22.21
Total	78.66	78.51	78.40	78.02
Operating income per compensated man-day	$24.23	$20.11	$24.13	$20.59
Operating margin	23.5%	20.4%	23.5%	20.9%
Average compensated occupancy	75.1%	70.8%	75.6%	70.8%
Average available beds	64,729	66,399	64,729	66,399
Average compensated population	48,635	46,993	48,932	47,031

Operating margins in the CoreCivic Safety segment have been positively impacted by a 4.3% and 4.0% increase in average revenue per compensated man-day during the three and six months ended June 30, 2024, respectively, when compared to the same periods in 2023. The increase in average revenue per compensated man-day in both periods resulted from the effect of per diem increases at many of our facilities, as we have received per diem increases resulting from additional government appropriations funding to address increases in the wages of our employees. The positive impact on operating margins resulting from the increase in average revenue per compensated man-day was partially offset by increased operating expenses per man-day, which was driven primarily by incremental staffing levels, higher wage rates and other related expenses. As previously described herein, we have experienced labor shortages and wage pressures in many markets across the country, and have provided inflationary wage increases above historical averages to remain competitive. Further, we have incurred incremental expenses to help ensure sufficient staffing levels under unique and challenging working conditions, including but not limited to, shift incentive bonuses, recruiting and retention bonuses, temporary employee housing expenses and travel reimbursements, off-cycle wage increases, as well as relocation incentives. While we were able to reduce the use of these temporary incentives during the three and six months ended June 30, 2024 when compared to the same periods in 2023, we expect to continue to incur a certain level of additional incremental expenses in future quarters as we expect to continue to invest in staffing resources. We believe the significant investments we have made in our workforce have positioned us to meet the emerging needs of our government partners, as certain government agencies are experiencing an increase in the need for correctional and detention capacity in a post-pandemic environment, including as a result of the expiration of Title 42.

As previously disclosed herein, on June 10, 2024, we received notice from ICE of its intent to terminate the IGSA for services at the STFRC, effective August 9, 2024. As a result, we provided notice to the third-party lessor of the facility of our intent to terminate the lease effective as of the same date, with no financial penalties as permitted by the lease agreement. Total revenue generated at the STFRC was $78.6 million and $156.6 million during the six months ended June 30, 2024 and the twelve months ended December 31, 2023, respectively. Facility net operating income at this facility was $33.1 million and $65.6 million during the six months ended June 30, 2024 and the twelve months ended December 31, 2023, respectively. The operating margin at this facility exceeds the average operating margin of our portfolio due to the size and scalability of expenses, and due to the unique design and specialized services provided at the facility. Accordingly, the termination of the contract at this facility will have an immediate negative impact on operating margins following the termination date. Excluding the STFRC, operating margins in the CoreCivic Safety segment were 21.7% and 18.1% during the three months ended June 30, 2024 and 2023, respectively, and 21.8% and 18.7% for the six months ended June 30, 2024 and 2023, respectively.

On June 14, 2023, we announced that we entered into a lease agreement with the ODC for our 1,670-bed Allen Gamble Correctional Center which, until October 1, 2023, we reported in our CoreCivic Safety segment and operated under a management contract with the ODC. The management contract was scheduled to expire on June 30, 2023. However, effective July 1, 2023, we entered into a 90-day contract extension for the management contract, after which time, operations of the Allen Gamble facility transferred from us to the ODC in accordance with the new lease agreement. Management revenue generated from the ODC at the Allen Gamble facility was $23.0 million for 2023 during the period it was reported in the Safety segment, including management revenue of $7.5 million and $14.4 million during the three and six months ended June 30, 2023, respectively. The Allen Gamble facility incurred a net operating loss of $1.2 million during the period it was reported in the Safety segment during 2023, including a net operating loss of $0.9 million and $1.5 million during the three and six months ended June 30, 2023, respectively. Upon commencement of the new lease agreement, the Allen Gamble facility has been reported in our CoreCivic Properties segment.

On September 25, 2023, we announced that we signed a new management contract with Hinds County, Mississippi to care for up to 250 adult male pre-trial detainees at our 2,672-bed Tallahatchie County Correctional Facility in Tutwiler, Mississippi. The initial contract term is for two years, which may be extended for an additional year upon mutual agreement. We began receiving inmates from Hinds County during October 2023. In addition, on November 16, 2023, we announced that we signed a new management contract with the state of Wyoming to care for up to 240 male inmates at the Tallahatchie facility. The term of the new contract runs through June 30, 2026. We began receiving inmates from Wyoming in November 2023. Also on November 16, 2023, we announced that we signed a new contract with Harris County, Texas, to care for up to 360 male inmates at the Tallahatchie facility. Upon mutual agreement, Harris County may access an additional 360 beds at the facility. The initial contract term began on December 1, 2023, and was recently renewed for an additional one-year term commencing December 1, 2024. The contract may be extended at Harris County's option for up to three additional one-year terms. We began receiving inmates from Harris County in December 2023. As a result of the new contracts, the occupancy percentage at the Tallahatchie facility increased to 53% for the second quarter of 2024 from 27% in the second quarter of 2023.

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

CoreCivic Community

CoreCivic Community includes the operating results of the residential reentry centers that we operated during each period, along with the operating results of our electronic monitoring and case management services. Total revenue generated by CoreCivic Community increased $1.9 million, or 6.8%, from $28.4 million during the three months ended June 30, 2023 to $30.3 million during the three months ended June 30, 2024, and increased $5.4 million, or 9.9%, from $54.8 million during the six months ended June 30, 2023 to $60.2 million during the six months ended June 30, 2024. CoreCivic Community's facility net operating income increased $0.7 million, or 13.0%, from $5.5 million during the three months ended June 30, 2023 to $6.2 million during the three months ended June 30, 2024, and increased $2.8 million, or 30.2%, from $9.2 million during the six months ended June 30, 2023 to $11.9 million during the six months ended June 30, 2024. During the three and six months ended June 30, 2024, CoreCivic Community generated 5.3% and 5.0%, respectively, of our total segment net operating income, compared with 5.3% and 4.4%, respectively, during the three and six months ended June 30, 2023.

The following table displays the revenue and expenses per compensated man-day for CoreCivic Community's residential reentry facilities placed into service that we own and manage, but exclusive of the electronic monitoring and case management services given that revenue is not generated on a per compensated man-day basis for these services:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
CoreCivic Community Facilities:
Revenue per compensated man-day	$81.17	$70.77	$79.85	$69.28
Operating expenses per compensated man-day:
Fixed expense	45.06	40.40	45.68	41.72
Variable expense	13.44	12.05	11.94	12.69
Total	58.50	52.45	57.62	54.41
Operating income per compensated man-day	$22.67	$18.32	$22.23	$14.87
Operating margin	27.9%	25.9%	27.8%	21.5%
Average compensated occupancy	62.3%	62.8%	62.7%	61.1%
Average available beds	4,669	4,669	4,669	4,669
Average compensated population	2,906	2,933	2,927	2,854

Similar to our CoreCivic Safety segment, operating margins in our CoreCivic Community segment were positively impacted during the three and six months ended June 30, 2024 by an increase in average revenue per compensated man-day, which increased from the same periods in 2023 primarily as a result of per diem increases at several of our facilities. The effect of the increased average revenue per compensated man-day in both periods was partially offset by increased operating expenses per man-day, which were driven primarily by higher wage rates. Also, like our CoreCivic Safety segment, occupancy in our CoreCivic Community facilities has not yet returned to pre-pandemic occupancy levels due to a variety of factors being evaluated by our government partners, including appropriated funding for non-secure residential contracts. Because facilities in our Community segment are typically smaller in size than those in our Safety segment, occupancy fluctuations have a larger impact on operating margin per compensated man-day. Accordingly, modest changes in occupancy can have a notable impact in our Community segment.

In January 2024, we completed the sale of our 120-bed Dahlia Facility, a residential reentry center in Denver, Colorado. The Dahlia facility was reported as an asset held for sale as of December 31, 2023. We received gross sales proceeds of $8.0 million on the sale of the Dahlia facility compared to the carrying value of $7.5 million, resulting in a $0.5 million net gain on the sale after transaction related expenses, which was recognized in the first quarter of 2024. We continued to operate the Dahlia facility through the expiration of the management contract in June 2024. During the three months ended June 30, 2024 and 2023, the Dahlia facility generated facility net operating income of $38,000 and $0.1 million, respectively. During the six months ended June 30, 2024 and 2023, this facility generated facility net operating income of $0.2 million and $0.3 million, respectively.

CoreCivic Properties

CoreCivic Properties includes the operating results of the properties we leased to government agencies during each period. Total revenue generated by CoreCivic Properties decreased $9.2 million, from $13.6 million during the three months ended June 30, 2023 to $4.4 million during the three months ended June 30, 2024, and decreased $10.0 million, from $27.4 million during the six months ended June 30, 2023 to $17.5 million during the six months ended June 30, 2024. CoreCivic Properties' facility net operating income decreased $9.3 million, from $10.3 million during the three months ended June 30, 2023 to $1.0 million during the three months ended June 30, 2024, and decreased $10.6 million, from $20.7 million during the six months ended June 30, 2023 to $10.2 million during the six months ended June 30, 2024. The decreases in total revenue and net operating income were primarily the result of the termination of the lease at our California City Correctional Center effective March 31, 2024, the termination of the lease at our North Fork Correctional Facility effective June 30, 2023, and the sale of two actively leased properties in the second quarter of 2023, all as further described hereinafter. Net operating income generated by CoreCivic Properties was negatively impacted by the ongoing operating expenses incurred at the currently idle North Fork and California City facilities. The decreases in total revenue and net operating income were net of increases due to the new lease agreement at our Allen Gamble Correctional Center effective October 1, 2023. During the three and six months ended June 30, 2024, CoreCivic Properties generated 2.6% and 5.9% of our total segment net operating income, respectively, compared with 11.9% during the three and six months ended June 30, 2023.

The Roth Hall Residential Reentry Center and the Walker Hall Residential Reentry Center, both located in Philadelphia, Pennsylvania, were sold on May 2, 2023, generating net sales proceeds of $5.8 million, resulting in a loss on sale of $25,000, which was reported in the second quarter of 2023. During our period of ownership in 2023, these two properties generated facility net operating income of $0.3 million, including $0.1 million in the second quarter of 2023.

On April 25, 2023, we announced that we received notice from the ODC of its intent to terminate the lease agreement for our 2,400-bed North Fork Correctional Facility upon the lease expiration on June 30, 2023. Rental revenue generated from the ODC while the lease was active at the North Fork facility was $6.1 million for 2023, including $3.1 million during the three months ended June 30, 2023. Facility net operating income at this facility was $4.7 million for the period the lease was active in 2023, including $2.3 million during the three months ended June 30, 2023. Upon expiration of the lease, the North Fork facility was idled in the third quarter of 2023. We are marketing the facility to potential customers.

As previously described herein, beginning in the fourth quarter of 2023, a new lease agreement with the ODC for the Allen Gamble Correctional Center commenced, at which time we began reporting the financial results in the CoreCivic Properties segment. The new lease agreement includes a base term that commenced on October 1, 2023, with a scheduled expiration date of June 30, 2029, and unlimited two-year renewal options. Annual lease revenue to be generated from the ODC at the Allen Gamble facility under the new lease agreement will be $7.5 million during the base term. The annual rent during any renewal option term shall be mutually agreed upon by the parties. Revenue and net operating income from the ODC at Allen Gamble was $1.9 million and $1.1 million, respectively, during the second quarter of 2024, and $3.8 million and $2.0 million, respectively, during the six months ended June 30, 2024.

On December 6, 2022, we received notice from the CDCR of its intent to terminate the lease agreement for our 2,560-bed California City Correctional Center by March 31, 2024, due to the state's declining inmate population. The California City facility was idled effective April 1, 2024, and the Company is marketing the facility to potential customers. Rental revenue generated from the CDCR at the California City facility was $8.6 million and $31.1 million during the period the lease was active in 2024 and the twelve months ended December 31, 2023, respectively. Facility net operating income at this facility was $7.2 million and $25.5 million during the period the lease was active in 2024 and the twelve months ended December 31, 2023, respectively.

General and administrative expenses

For the three months ended June 30, 2024 and 2023, general and administrative expenses totaled $33.9 million and $32.6 million, respectively, while general and administrative expenses totaled $70.4 million and $65.3 million during the six months ended June 30, 2024 and 2023, respectively. General and administrative expenses consist primarily of corporate management salaries and benefits, professional fees, and other administrative expenses. General and administrative expenses increased during the six months ended June 30, 2024 when compared to the same period in 2023 primarily as a result of an increase in corporate salaries and benefits, which was largely related to higher incentive-based compensation.

Depreciation and amortization

For the three months ended June 30, 2024 and 2023, depreciation and amortization expense totaled $32.1 million and $31.6 million, respectively, while depreciation and amortization expense totaled $63.9 million and $62.7 million during the six months ended June 30, 2024 and 2023, respectively. Depreciation and amortization expense increased in both periods primarily as a result of renovations completed at several facilities during 2023, partially offset by facilities sold during 2023.

Interest expense, net and expenses associated with debt repayments and refinancing transactions

Interest expense is reported net of interest income for the three and six months ended June 30, 2024 and 2023. Gross interest expense was $20.1 million and $21.2 million for the three months ended June 30, 2024 and 2023, respectively, and was $42.1 million and $43.3 million for the six months ended June 30, 2024 or 2023, respectively. Gross interest expense was based on outstanding borrowings under our revolving credit facility, or Revolving Credit Facility, our outstanding term loan, or Term Loan, our outstanding senior unsecured notes, and our outstanding non-recourse mortgage note, as well as the amortization of loan costs and unused facility fees. Gross interest income was $3.0 million and $2.9 million for the three months ended June 30, 2024 and 2023, respectively, and was $6.4 million and $5.9 million, for the six months ended June 30, 2024 or 2023, respectively. Gross interest income is earned on notes receivable, investments, cash and cash equivalents, and restricted cash. Interest income also includes interest income associated with the 20-year finance receivable associated with the Lansing Correctional Facility lease to the Kansas Department of Corrections, which commenced in January 2020, and amounted to $2.1 million for both the three months ended June 30, 2024 and 2023 and $4.2 million and $4.3 million for the six months ended June 30, 2024 and 2023, respectively. Net interest expense during the three and six months ended June 30, 2024 decreased when compared to same periods in 2023 primarily as a result of debt repayments netting $51.4 million since June 30, 2023, including the repurchase in the open market of $27.9 million principal amount of senior unsecured notes during 2023. Net interest expense also decreased due to an increase in interest income. The decrease in net interest expense was partially offset by an increase in the size of our Term Loan, borrowings under our Revolving Credit Facility during the second quarter of 2024, and an increase in the interest rates associated with our variable rate debt, as further described hereinafter.

On October 11, 2023, we entered into a Fourth Amended and Restated Credit Agreement, or the Bank Credit Facility, that, among other things, increased the available borrowings under the Revolving Credit Facility from $250.0 million to $275.0 million, increased the size of the Term Loan from an initial balance of $100.0 million under the previous bank credit facility to $125.0 million, extended the maturity date to October 11, 2028 and made conforming changes to replace the Bloomberg Short-Term Bank Yield, or BSBY, index with a forward-looking term index based on the Secured Overnight Financing Rate, or Term SOFR. At the closing of the Bank Credit Facility, we received approximately $33.8 million of net borrowings before transaction costs as a result of the increased size of the Term Loan. During the full year 2023, we incurred charges of $0.7 million primarily associated with the Bank Credit Facility and for the write-off of loan costs associated with the purchase of $21.0 million of our Old 8.25% Senior Notes (as defined below) and $6.9 million of our 4.75% senior unsecured notes due 2027, or the 4.75% Senior Notes, through open market purchases, net of discounts to the principal balance of the notes repurchased.

As further described herein, on March 4, 2024, we commenced a cash tender offer, or the Tender Offer, for any and all of the $593.1 million outstanding principal amount of our then-outstanding 8.25% senior unsecured notes due 2026, or the Old 8.25% Senior Notes. As a result of the Tender Offer, $494.3 million aggregate principal amount of the Old 8.25% Senior Notes, or approximately 83.3% of the aggregate principal amount of the Old 8.25% Senior Notes outstanding, had been validly tendered and not validly withdrawn. We accepted for purchase and paid for all of the Old 8.25% Senior Notes validly tendered and not validly withdrawn. Further, on March 15, 2024, we announced that we delivered an irrevocable notice to the holders of all our Old 8.25% Senior Notes that had not been validly tendered or had been validly withdrawn in the Tender Offer, that we had elected to redeem in full the Old 8.25% Senior Notes that remained outstanding on April 15, 2024. The remaining Old 8.25% Senior Notes, amounting to $98.8 million, were redeemed on April 15, 2024 with a combination of cash on hand and borrowings under our Revolving Credit Facility. As of June 30, 2024, the balance of our Revolving Credit Facility was $25.0 million. As of June 30, 2024, we also had $18.0 million in letters of credit outstanding, resulting in $232.0 million available under our Revolving Credit Facility.

In connection with the Tender Offer, on March 12, 2024, we completed an underwritten registered public offering of $500.0 million aggregate principal amount of 8.25% senior unsecured notes due 2029, or the New 8.25% Senior Notes. The net proceeds from the issuance of the New 8.25% Senior Notes totaled approximately $490.3 million, after deducting underwriting discounts and offering expenses. We used the net proceeds from the offering of the New 8.25% Senior Notes, together with borrowings under our Revolving Credit Facility and cash on hand, to fund the Tender Offer and to redeem the remaining outstanding balance of the Old 8.25% Senior Notes on April 15, 2024. During the three and six months ended June 30, 2024, we recorded charges totaling $4.1 million and $31.3 million, respectively, associated with the Tender Offer and redemption of the Old 8.25% Senior Notes.

Based on our total leverage ratio, interest on loans under our previous bank credit facility through October 10, 2023 was at a base rate plus a margin of 2.25% or at BSBY plus a margin of 3.25%, and a commitment fee equal to 0.45% of the unfunded balance of the then-existing revolving credit facility. From October 11, 2023 through the first full fiscal quarter of 2024, loans under our Bank Credit Facility bore interest at a base rate plus a margin of 2.25% or at Term SOFR plus a margin of 3.25%, and a commitment fee equal to 0.45% of the unfunded balance of the Revolving Credit Facility, as the interest rate spreads were fixed under the terms of the Bank Credit Facility until the first calculation date occurring after the first full fiscal quarter after the closing date of the Bank Credit Facility. Based on our total leverage ratio during the second quarter of 2024, the interest rate spread for base rate loans declined to 2.00%, the interest rate spread for Term SOFR loans was reduced to 3.00%, and the commitment fee decreased to 0.40%.

Gain on sale of real estate assets, net

Gain on sale of real estate assets, net during the six months ended June 30, 2024, includes the $0.5 million gain on the sale of our 120-bed Dahlia Facility in January 2024, as previously described herein. In addition, during the first quarter of 2024, we sold an unused parcel of land in Texas generating net sales proceeds of $0.2 million and resulting in a gain on sale of $0.1 million. The gain was also reported in the first quarter of 2024.

Income tax expense

We recorded an income tax expense of $8.6 million and $4.2 million for the three months ended June 30, 2024 and 2023, respectively, and $8.1 million and $12.3 million for the six months ended June 30, 2024 and 2023, respectively. Income tax expense related to operations for the three and six months ended June 30, 2024 was net of an income tax benefit of $1.3 million and $9.6 million, respectively, for expenses associated with debt repayments and refinancing transactions and, in the six-month period, net of the gain on sale of real estate assets, both as previously described herein. Income tax expense for the six months ended June 30, 2024, was also net of an income tax benefit associated with stock-based compensation vesting in the first quarter of 2024. Income tax expense for the six months ended June 30, 2023 included an increase to income tax expense of $0.9 million for the revaluation of net deferred tax liabilities associated with a change in our corporate tax structure. During the first quarter of 2023, we completed a reorganization of our tax structure to simplify and more closely align operations and assets of certain of our subsidiaries and to reduce administrative efforts following our conversion from a real estate investment trust to a taxable C-corporation.

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

LIQUIDITY AND CAPITAL RESOURCES

Our principal capital requirements are for working capital, capital expenditures, and debt service payments, as well as outstanding commitments and contingencies, as further discussed in the notes to our financial statements. Effective January 1, 2021, we revoked our election to be taxed as a REIT. We believe this conversion in corporate tax structure improves our overall credit profile, as we are able to allocate our free cash flow toward the repayment of debt, which may include the purchase of our outstanding debt in open market transactions, privately negotiated transactions or otherwise, and to exercise more discretion in returning capital to our shareholders, which could include share repurchases and/or future dividends. Any future dividend is subject to our Board of Directors', or BODs, determinations as to the amount of distributions and the timing thereof, as well as limitations under the Company's debt covenants. Any such debt repurchases will depend upon prevailing market conditions, our liquidity requirements, contractual requirements, applicable securities laws requirements, and other factors. We were not able to implement a meaningful share repurchase program under the REIT structure without increasing our debt because a substantial portion of our free cash flow was required to satisfy the distribution requirements under the REIT structure.

Upon achieving targeted debt reduction levels, we began allocating a substantial portion of our free cash flow to returning capital to our shareholders through share repurchases. During 2022, the BOD approved a share repurchase program to purchase up to $225.0 million of our common stock. On May 16, 2024, the BOD authorized an increase to the share repurchase program to which we may purchase up to an additional $125.0 million in shares of our outstanding common stock, increasing the total aggregate authorization to up to $350.0 million. Repurchases of our outstanding common stock are made in accordance with applicable securities laws and may be made at our discretion based on parameters set by our BOD from time to time in the open market, through privately negotiated transactions, or otherwise. The share repurchase program has no time limit and does not obligate us to purchase any particular amount of our common stock. The authorization for the share repurchase program may be terminated, suspended, increased or decreased by the BOD in its discretion at any time. Through December 31, 2023, we completed the repurchase of 10.1 million shares of our common stock at a total cost of $112.6 million, excluding costs associated with the share repurchase program, or $11.16 per share, using cash on hand and cash provided by operations. During the six months ended June 30, 2024, we completed the repurchase of an additional 4.0 million shares of our common stock at a total cost of $59.5 million, excluding costs associated with the share repurchase program, or $14.80 per share, including 1.3 million shares at an aggregate cost of $20.1 million during the second quarter of 2024. As of June 30, 2024, we had repurchased a total of 14.1 million common shares at an aggregate cost of $172.1 million, or $12.20 per share, and had $177.9 million of repurchase authorization available under the share repurchase program. As a result of the termination of an IGSA with respect to the STFRC effective August 9, 2024, and the impact such termination will have on our leverage ratios, we intend to prioritize the use of our free cash flow to further reduce our debt, although we may exercise discretion in repurchasing additional shares of our common stock in accordance with the repurchase program based on parameters set by our BOD.

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

As of June 30, 2024, we had cash on hand of $60.2 million, and $232.0 million available under our Revolving Credit Facility. During the six months ended June 30, 2024 and 2023, we generated $138.4 million and $125.9 million, respectively, in cash through operating activities. We currently expect to be able to meet our cash expenditure requirements for the next year and beyond utilizing cash on hand, cash flows from operations, and availability under our Revolving Credit Facility. As of June 30, 2024, we have no debt maturities until October 2027.

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

Debt

As of June 30, 2024, we had $243.1 million principal amount outstanding of the 4.75% Senior Notes and $500.0 million principal amount outstanding of the New 8.25% Senior Notes, or collectively, the Senior Notes. In addition, we had $142.9 million outstanding under the Kansas Notes with a fixed stated interest rate of 4.43% and $121.9 million outstanding under our Term Loan with a variable interest rate of 8.4% and $25.0 million outstanding under our Revolving Credit Facility with a variable interest rate of 8.4%. We also had $18.0 million of letters of credit outstanding under our Revolving Credit Facility at June 30, 2024. As of June 30, 2024, our total weighted average effective interest rate was 7.4%, while our total weighted average maturity was 5.9 years. We have no debt maturities until 2027. In the future, we could elect to use our free cash flow to purchase additional outstanding senior unsecured notes in open market transactions, privately negotiated transactions or otherwise. We could also use our effective shelf registration statement to issue additional debt securities when we determine that market conditions and the opportunity to utilize the proceeds therefrom are favorable.

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

Operating Activities

Our net cash provided by operating activities for the six months ended June 30, 2024 was $138.4 million, compared with $125.9 million for the same period in the prior year. Cash provided by operating activities represents the year-to-date net income plus depreciation and amortization, changes in various components of working capital, and various non-cash charges. Cash provided by operating activities was favorably impacted by an increase in facility net operating income of $31.8 million during the six months ended June 30, 2024 compared to the same period in the prior year, partially offset by a decline in working capital balances of $14.4 million in the current period compared to the prior year period.

Investing Activities

Our net cash flow used in investing activities was $21.4 million for the six months ended June 30, 2024 and was primarily attributable to capital expenditures for facility development and expansions of $5.3 million and $25.6 million for facility maintenance improvements and information technology capital expenditures, partially offset by $8.3 million in net proceeds from the sale of assets. Our net cash flow used in investing activities was $21.6 million for the six months ended June 30, 2023 and was primarily attributable to capital expenditures for facility development and expansions of $3.2 million and $23.3 million for facility maintenance improvements and information technology capital expenditures, partially offset by $5.9 million in net proceeds from the sale of assets.

Financing Activities

Our net cash flow used in financing activities was $178.3 million for the six months ended June 30, 2024 and was primarily attributable to debt repayments related to the $593.1 million tender and redemption of the Old 8.25% Senior Notes and $34.9 million of payments of debt defeasance, issuance and other financing related costs. In addition, our net cash flow used in financing activities was attributable to $5.7 million of scheduled principal repayments under our Term Loan and our non-recourse mortgage note. Our net cash flow used in financing activities also included $69.2 million for the share repurchase program our BOD authorized during the second quarter of 2022, as well as the purchase and retirement of common stock to satisfy withholding taxes in connection with equity-based compensation. Our net cash flow used in financing activities was partially offset by the $500.0 million gross proceeds from the issuance of the New 8.25% Senior Notes and $25.0 million of net borrowings under our Revolving Credit Facility.

Our net cash flow used in financing activities was $211.3 million for the six months ended June 30, 2023 and was primarily attributable to debt repayments related to the $153.8 million redemption of the 4.625% Senior Notes in February 2023 and the $21.0 million purchase of the Old 8.25% Senior Notes in the second quarter of 2023. In addition, our net cash flow used in financing activities was attributable to $5.5 million of scheduled principal repayments under our Term Loan and our non-recourse mortgage note. Our net cash flow used in financing activities also included $30.5 million for the share repurchase program our BOD authorized during the second quarter of 2022, as well as the purchase and retirement of common stock to satisfy withholding taxes in connection with equity-based compensation, and dividend payments on restricted stock units that became vested of $0.1 million.

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

As of June 30, 2024, neither CoreCivic nor any of its subsidiary guarantors had any material or significant restrictions on CoreCivic's ability to obtain funds from its subsidiaries by dividend or loan or to transfer assets from such subsidiaries.

The indentures governing our Senior Notes contain certain customary covenants that, subject to certain exceptions and qualifications, restrict CoreCivic's ability to, among other things, create or permit to exist certain liens and consolidate, merge or transfer all or substantially all of CoreCivic's assets. In addition, if CoreCivic experiences specific kinds of changes in control, CoreCivic must offer to repurchase all or a portion of the Senior Notes. The offer price for the Senior Notes in connection with a change in control would be 101% of the aggregate principal amount of the notes repurchased plus accrued and unpaid interest, if any, on the notes repurchased to the date of purchase. The indenture related to our New 8.25% Senior Notes additionally limits our ability to incur indebtedness, make restricted payments and investments and prepay certain indebtedness.

The following tables present summarized information for CoreCivic and the subsidiary guarantors, on a combined basis after elimination of (i) intercompany transactions and balances among CoreCivic and the subsidiary guarantors and (ii) equity in earnings from, and any investments in, any subsidiary that is a non-guarantor (in thousands).

	June 30, 2024	December 31, 2023
Current assets	$373,454	$460,475
Real estate and related assets	2,281,448	2,323,562
Other assets	103,769	175,413
Total non-current assets	2,385,217	2,498,975
Current liabilities	254,336	284,886
Long-term debt, net	872,431	945,949
Other liabilities	182,077	246,903
Total long-term liabilities	1,054,508	1,192,852

	For the Six Months Ended June 30, 2024	For the Twelve Months Ended December 31, 2023
Revenue	$989,336	$1,895,291
Operating expenses	753,114	1,462,414
Other expenses	134,251	263,401
Total expenses	887,365	1,725,815
Income before income taxes	34,532	92,437
Net income	26,407	64,203

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

Our reconciliation of net income to FFO and Normalized FFO for the three and six months ended June 30, 2024 and 2023 is as follows (in thousands):

	For the Three Months Ended June 30,
FUNDS FROM OPERATIONS:	2024	2023
Net income	$18,954	$14,830
Depreciation and amortization of real estate assets	24,843	24,198
Loss on sale of real estate assets, net	—	25
Income tax benefit for special items	—	(7)
Funds From Operations	43,797	39,046
Expenses associated with debt repayments and refinancing transactions	4,074	226
Income tax benefit associated with change in corporate tax structure	—	(1,378)
Income tax benefit for special items	(1,277)	(68)
Normalized Funds From Operations	$46,594	$37,826

	For the Six Months Ended June 30,
FUNDS FROM OPERATIONS:	2024	2023
Net income	$28,497	$27,230
Depreciation and amortization of real estate assets	49,627	48,369
Loss (gain) on sale of real estate assets, net	(568)	25
Income tax expense (benefit) for special items	178	(7)
Funds From Operations	77,734	75,617
Expenses associated with debt repayments and refinancing transactions	31,316	226
Income tax expense associated with change in corporate tax structure	—	930
Income tax benefit for special items	(9,813)	(68)
Normalized Funds From Operations	$99,237	$76,705

Material Cash Requirements

The following schedule summarizes our contractual cash obligations by the indicated period as of June 30, 2024 (in thousands):

	Payments Due By Year Ended December 31,
	2024 (remainder)	2025	2026	2027	2028	Thereafter	Total
Long-term debt	$5,857	$12,073	$15,701	$262,423	$122,995	$613,788	$1,032,837
Interest on senior and mortgage notes	29,548	58,910	58,644	58,355	46,497	52,796	304,750
Contractual facility developments and other commitments	4,527	—	—	—	—	—	4,527
STFRC lease	5,635	—	—	—	—	—	5,635
Leases	2,759	5,339	4,905	4,228	3,809	11,798	32,838
Total contractual cash obligations	$48,326	$76,322	$79,250	$325,006	$173,301	$678,382	$1,380,587

The cash obligations in the table above do not include future cash obligations for variable interest expense associated with our Term Loan or the balance outstanding on our Revolving Credit Facility, if any, as projections would be based on future outstanding balances as well as future variable interest rates, and we are unable to make reliable estimates of either. Certain of our other ongoing construction projects are not currently under contract and thus are not included as a contractual obligation above as we may generally suspend or terminate such projects without substantial penalty. With respect to the STFRC lease, we provided notice to the third-party lessor of our intent to terminate the lease for the facility concurrently with the termination of the IGSA on August 9, 2024. Accordingly, the cash obligations included in the table above reflect the contractual obligations of the lease of the site through such date.

We had $18.0 million of letters of credit outstanding at June 30, 2024 primarily to support our requirement to repay fees and claims under our self-insured workers' compensation plan in the event we do not repay the fees and claims due in accordance with the terms of the plan, and for a debt service reserve requirement under terms of the Kansas Notes. The letters of credit are renewable annually. We did not have any draws under these outstanding letters of credit during the six months ended June 30, 2024 or 2023.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Our primary market risk exposure is to changes in U.S. interest rates. In an effort to mitigate inflation, the Federal Reserve increased interest rates throughout 2022 and 2023. We are exposed to market risk related to our Bank Credit Facility because the interest rates on these loans are subject to fluctuations in the market. If the interest rate for our outstanding indebtedness under the Bank Credit Facility was 100 basis points higher or lower (but not less than 0%) during the three and six months ended June 30, 2024, our interest expense, net of amounts capitalized, would have been increased or decreased by $0.4 million and $0.7 million, respectively.

As of June 30, 2024, we had $243.1 million of senior unsecured notes due 2027 with a fixed interest rate of 4.75% and $500.0 million of the New 8.25% Senior Notes due 2029. We also had $142.9 million outstanding under the Kansas Notes with a fixed interest rate of 4.43%. Because the interest rates with respect to these instruments are fixed, a hypothetical 100 basis point increase or decrease in market interest rates would not have a material impact on our financial statements.

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

See the information reported in Note 7 to the financial statements included in Part I, which information is incorporated hereunder by this reference.

ITEM 1A. RISK FACTORS.

Item 1A. Risk Factors of Part I of our 2023 Form 10-K includes a detailed discussion of the risk factors that could materially affect our business, financial condition or future prospects. There have been no material changes in our risk factors previously disclosed in the 2023 Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 1, 2024 - April 30, 2024	222,949	$15.04	222,949	$69,677,620
May 1, 2024 - May 31, 2024	839,381	$15.40	839,381	$181,754,025
June 1, 2024 - June 30, 2024	247,246	$15.60	247,246	$177,897,710
Total	1,309,576	$15.37	1,309,576	$177,897,710

(1) During 2022, the Board of Directors, or BOD, approved a share repurchase program to repurchase up to $225.0 million of the Company's common stock. On May 16, 2024, the BOD authorized an increase to the share repurchase program to which the Company may purchase up to an additional $125.0 million in shares of the Company's outstanding common stock, increasing the total aggregate authorization to up to $350.0 million. Repurchases of the Company's outstanding common stock will be made in accordance with applicable securities laws and may be made at the Company's discretion based on parameters set by the BOD from time to time in the open market, through privately negotiated transactions, or otherwise. The share repurchase program has no time limit and does not obligate the Company to purchase any particular amount of its common stock. The authorization for the share repurchase program may be terminated, suspended, increased or decreased by the BOD in its discretion at any time. As of June 30, 2024, the Company had repurchased a total of 14.1 million shares of the Company's common stock at an aggregate cost of approximately $172.1 million. As a result of the termination of an IGSA with respect to the STFRC effective August 9, 2024, and the impact such termination will have on the Company’s leverage ratios, the Company intends to prioritize the use of its free cash flow to further reduce its debt, although the Company may exercise discretion in repurchasing additional shares of its common stock in accordance with the repurchase program based on parameters set by the BOD.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

None.

ITEM 5. OTHER INFORMATION.

Trading Arrangements

Except as disclosed below, during the three months ended June 30, 2024, no director or officer (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) of the Company adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (in each case, as defined in Item 408 of Regulation S-K) for the purchase or sale of the Company’s securities.

On May 22, 2024, Cole Carter, Executive Vice President and General Counsel, adopted a Rule 10b5-1 trading arrangement for the sale of up to 64,000 shares of the Company’s common stock that is intended to satisfy the affirmative defense of Rule 10b5-1(c). The duration of Mr. Carter's trading arrangement is until April 1, 2025.

ITEM 6. EXHIBITS.

Exhibit Number	Description of Exhibits

22.1*	List of Guarantor Subsidiaries.

31.1*	Certification of the Company's Chief Executive Officer pursuant to Securities and Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Company's Chief Financial Officer pursuant to Securities and Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of the Company's Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the Company's Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

104*	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, formatted in Inline XBRL (included in Exhibit 101).

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CORECIVIC, INC.

Date: August 8, 2024
/s/ Damon T. Hininger
Damon T. Hininger
President and Chief Executive Officer

/s/ David M. Garfinkle
David M. Garfinkle
Executive Vice President, Chief Financial Officer, and Principal Accounting Officer