Form 10-K
period 2024-12-31
CoreCivic, Inc.
filed 2025-02-21
CIK 1070985

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

The aggregate market value of the shares of the registrant's Common Stock held by non-affiliates was approximately $1,401,617,393 as of June 30, 2024 based on the closing price of such shares on the New York Stock Exchange on that day. The number of shares of the registrant's Common Stock outstanding on February 14, 2025 was 108,864,211.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant's definitive Proxy Statement for the 2025 Annual Meeting of Stockholders, currently scheduled to be held on May 15, 2025, are incorporated by reference into Part III of this Annual Report on Form 10-K.

CORECIVIC, INC.

FORM 10-K

For the fiscal year ended December 31, 2024

CAUTIONARY STATEMENT REGARDING

FORWARD-LOOKING INFORMATION

This Annual Report on Form 10-K, or Annual Report, contains statements as to our beliefs and expectations of the outcome of future events that are forward-looking statements as defined within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. All statements other than statements of current or historical fact contained in this Annual Report, including statements regarding our future financial position, business strategy, budgets, projected costs and plans, and objectives of management for future operations, are forward-looking statements. The words "anticipate," "believe," "continue," "could," "estimate," "expect," "intend," "may," "plan," "projects," "will," and similar expressions, as they relate to us, are intended to identify forward-looking statements. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from the statements made in this Annual Report. These include, but are not limited to, the risks and uncertainties associated with:

•
changes in government policy, legislation and regulations that affect utilization of the private sector for corrections, detention, and residential reentry services, in general, or our business, in particular, including, but not limited to, the continued utilization of our correctional and detention facilities by the federal government as a consequence of presidential executive orders, and the impact of any changes to immigration reform and sentencing laws (we do not, under longstanding policy, lobby for or against policies or legislation that would determine the basis for, or duration of, an individual's incarceration or detention);
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
•
our ability to successfully activate idle facilities in a timely manner in order to meet the expected growth in demand for our facilities and services from the federal government that may occur as a result of changes in policies and actions of the new presidential administration, and to realize projected returns resulting therefrom;
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
•
Expectations about growth in the utilization of detention beds by the federal government may not be realized, which could negatively impact our stock price.
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
•
Our Bank Credit Facility, indentures related to our senior notes, and other debt instruments have restrictive covenants that could limit our financial flexibility.
•
Our indebtedness is secured by a substantial portion of our assets.
•
Servicing our indebtedness will require a significant amount of cash or may require us to refinance our indebtedness before it matures. Our ability to generate cash depends on many factors beyond our control and there is no assurance that we will be able to refinance our debt on acceptable terms, or at all.
•
We are required to repurchase all or a portion of our senior notes upon a change of control, and the debt under our Bank Credit Facility is subject to acceleration upon a change of control.
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

We are the nation's largest owner of partnership correctional, detention, and residential reentry facilities and one of the largest prison operators in the United States. As of December 31, 2024, through our CoreCivic Safety segment, we operated 42 correctional and detention facilities, 38 of which we owned or controlled via a long-term lease, with a total design capacity of approximately 62,000 beds. Through our CoreCivic Community segment, we operated 21 residential reentry centers, which we owned or controlled via a long-term lease, with a total design capacity of approximately 4,000 beds. In addition, through our CoreCivic Properties segment, we owned 6 properties, with a total design capacity of approximately 10,000 beds.

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

We are a Maryland corporation formed in 1983. Our principal executive offices are located at 5501 Virginia Way, Brentwood, Tennessee, 37027, and our telephone number at that location is (615) 263-3000. Our website address is www.corecivic.com. We make available on or through our website certain reports and amendments to those reports that we file with or furnish to the SEC in accordance with the Securities Exchange Act of 1934, as amended, or the Exchange Act. Such reports include our Annual Reports on Form 10-K, our Quarterly Reports on Form 10-Q and our Current Reports on Form 8-K and our definitive proxy statement. We make this information available on our website free of charge as soon as reasonably practicable after we electronically file the information with, or furnish it to, the SEC. In addition, we routinely post on the “Investors” page of our website news releases, announcements and other statements about our business and results of operations, some of which may contain information that may be deemed material to investors. Therefore, we encourage investors to monitor the “Investors” page of our website and review the information we post on that page. Information contained on our website is not incorporated by reference herein and is not part of this Annual Report.

The SEC maintains a website that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at the following address: www.sec.gov.

Our ongoing operations are organized into three principal business segments:

•
CoreCivic Safety segment, consisting of 42 correctional and detention facilities that are owned or controlled via a long-term lease and managed by CoreCivic, as well as those correctional and detention facilities owned by third parties but managed by CoreCivic. CoreCivic Safety also includes the operating results of our subsidiary that provides transportation services to governmental agencies, TransCor America, LLC, or TransCor.
•
CoreCivic Community segment, consisting of 21 residential reentry centers that are owned or controlled via a long-term lease and managed by CoreCivic. CoreCivic Community also includes the operating results of our electronic monitoring and case management services.
•
CoreCivic Properties segment, consisting of 6 correctional real estate properties owned by CoreCivic.

For the years ended December 31, 2024, 2023, and 2022, our total segment net operating income, which we define as a facility's revenues (including interest income associated with finance leases) less operating expenses, was divided among our three business segments as follows:

	For the Years Ended December 31,
	2024	2023	2022
Segment:
Safety	91.1%	84.7%	84.1%
Community	4.6%	5.2%	3.9%
Properties	4.3%	10.1%	12.0%

Our customers primarily consist of federal, state, and local government agencies. Federal correctional and detention authorities primarily consist of the U.S. Immigration and Customs Enforcement, or ICE, the United States Marshals Service, or USMS, and the Federal Bureau of Prisons, or BOP. Payments by federal correctional, detention and residential reentry authorities represented 51%, 52%, and 54% of our total revenue for the years ended December 31, 2024, 2023, and 2022, respectively.

Our customer contracts for providing bed capacity and correctional, detention, and residential reentry services in our CoreCivic Safety and CoreCivic Community segments typically have terms of one to five years and contain multiple renewal options. Most of our facility contracts also contain clauses that allow the government agency to terminate the contract at any time without cause, and our facility contracts are generally subject to annual or bi-annual legislative appropriations of funds. Notwithstanding these termination clauses, the contract renewal rate for properties we owned or controlled via long-term lease in these segments was approximately 96% over the five years ended December 31, 2024. The lease agreements in our CoreCivic Properties segment typically have terms of five to twenty years including renewal options, and generally have more restrictive termination clauses.

In our CoreCivic Safety and CoreCivic Community segments, we are compensated for providing bed capacity and correctional, detention, and residential reentry services at a per diem rate based upon actual or minimum guaranteed occupancy levels. Occupancy rates for a particular facility are typically low when first opened or immediately following an expansion. However, beyond the start-up period, which typically ranges from 90 to 180 days, the occupancy rate tends to stabilize. Our occupancy rates declined during 2022 due to the continuing effects of COVID-19, but began to increase in 2023 following the expiration of Title 42, among other factors, and as further described hereinafter. The average compensated occupancy of our correctional, detention, and residential reentry facilities, based on rated capacity was as follows for 2024, 2023, and 2022:

	2024	2023	2022
CoreCivic Safety facilities	76%	72%	71%
CoreCivic Community facilities	65%	62%	58%
Total	75%	72%	70%

The average compensated occupancy of our CoreCivic Safety and CoreCivic Community facilities, excluding idled facilities, was 86%, 82%, and 81% for 2024, 2023, and 2022, respectively.

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

In addition, we offer a broad spectrum of career/technical education opportunities to help individuals learn marketable job skills. Our construction trade programs are certified by the National Center for Construction Education and Research, or NCCER. This progressive program has evolved into curricula for more than 70 craft and maintenance areas and a complete series of more than 70 assessments offered in over 6,000 NCCER-accredited training and assessment locations across the United States. Graduates of these programs enter the job market with certified skills that significantly enhance employability. At several of our facilities, we also offer other effective vocational programs, such as the Persevere and Pivot Tech software coding programs. The coding programs provide an opportunity to learn software coding and job readiness/employability skills specific to the technology field.

We are proud of the educational programs we offer and intend to maintain and continue to develop such programs. Examples of programs and new programming technology we deployed or expanded over the previous two years:

•
In 2024, we developed Go Further Discovery, a new resident learning management system, or LMS, which offers self-directed digital content in the areas of academics, continuing technical education, career preparation, entrepreneurship, behavior change, reentry, faith-based, inspirational, and self-help. The new LMS includes courses from content partners, as well as content developed internally by CoreCivic.
•
In 2024, we offered the "Escape the Odds Box Truck Program" at our Saguaro Correctional Facility in Arizona and at our Crossroads Correctional Center in Montana. The program trains individuals on how to start and operate a non-Commercial Drivers License, or CDL, box truck business.

•
In 2024, we implemented several additional programs to help prepare justice-involved individuals for life after release, including offering the Promising People Virtual Reality programs in Electricians Helper, Culinary and other vocational programs at our Cibola County Corrections Facility in New Mexico. Promising People, LLC creates and delivers new learning technologies to develop pre-apprentice learning experiences for trade skills using the latest 3D video and Virtual Reality systems.
•
In 2023, we deployed a Resident Network, or ResNet, at approximately 20 of our correctional facilities, which involved the installation of a secure controlled network, and the addition of an average of 20 new Microsoft® Surface laptops at each of these sites. With strict security measures in place designed to ensure compliance and public safety, an important component of ResNet is connecting residents to online job skills training, testing and certification. ResNet is now the means by which many of our programs are offered, including our educational and vocational programs, and other programs we believe are vital to reentry such as anger management, substance abuse education, and financial literacy.
•
In 2023, we partnered with Re-entry Coaching Academy, or ReCA, a non-profit organization, to offer Life Coaching training and certification for incarcerated individuals at our Saguaro Correctional Facility in Arizona. The program is peer-based, being led by certified life coaches, facilitators, and community leaders with lived experience. Graduates of the program are now serving as Peer Life Coaches and are training other inmates to be Life Coaches at the Saguaro facility.
•
In 2023, we partnered with Our Journey, a non-profit organization led by an individual who has lived experience. Our Journey produces reentry booklets customized for each state. The booklets are written from the lived-experience perspective and use information gathered from focus groups and community networks to develop customized local information. We have partnered with Our Journey to produce these booklets for each state in which we have facilities. In 2023, a booklet for the state of Georgia was completed and in 2024, a booklet for the state of Tennessee was completed. A booklet for the state of Arizona is expected to be completed in early 2025.
•
In 2023, we implemented several additional programs to help prepare justice-involved individuals for life after release, including "2nd Opportunity", a life skills and employment readiness program at our Tallahatchie County Correctional Facility in Mississippi, and Rebound Employment Training, which teaches the skills necessary to become a successful online freelancer or remote worker upon release. We are expanding the Rebound Employment Training program beyond the five facilities at which we piloted the program during 2023. Both the 2nd Opportunity program and the Rebound Employment Training program are being expanded through our Go Further Discovery LMS. In 2023, we also partnered with Geographic Solutions whose "Virtual One Stop Reentry Employment Opportunities" software system was customized for us and allows incarcerated persons the opportunity to search and apply for current job openings in the communities to which they will be released. The Geographic Solutions program also provides employment readiness and resume building skills at our Jenkins Correctional Center in Georgia.
•
In 2023, we began offering Steered Straight's "One Step Away" recovery program and, in 2024, we offered the program at our Hardeman County Correctional Facility in Tennessee, our Trousdale Turner Correctional Center in Tennessee, and at our Lake Erie Correctional Institution in Ohio. Steered Straight is a non-profit organization formed in 2007 and is designed to carry an important message to youth on the extreme dangers of drugs, gang involvement and associated criminal activity. The "One Step Away" program is the organization's prison inmate rehabilitation program that works to reduce drug usage and overdoses, particularly fentanyl, as well as to strengthen incarcerated persons' recovery and aftercare.
•
In 2023, we partnered with Reboot Recovery to offer a peer-led, 12-week research-based PTSD/Trauma and Resiliency program for incarcerated veterans. In 2024, we expanded the program beyond the four CoreCivic Safety facilities at which we piloted the program in 2023, and the program is now offered at eight CoreCivic Safety facilities. We anticipate further expansion of the program to other CoreCivic Safety facilities in 2025.

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

Additional program offerings include our Victim Impact Programs, available at a number of our Safety and Community facilities, which seek to educate offenders about the negative effects their criminal conduct can have on others. All of our facility chaplains facilitate diverse and inclusive opportunities for those in our care to engage in the practice of spirituality and to exercise individual religious freedom. In several facilities, we offer faith-based programs with an emphasis on character development, spiritual growth, and successful reentry. Beginning in 2024, we utilized "Finding the Good Life", a custom evidence-based inter-faith curriculum we developed with The Change Companies. The Change Companies helps organizations in behavioral health, corrections and addiction treatment bridge the gap between theory and practice.

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

In 2021, we opened a "Go Further Release" program in the Denver, Colorado area. Go Further Release is a program we developed that provides stabilization services and reentry coaching to individuals being released from our facilities. The program provides "Reach-in" services during the justice-involved individual's last 90 days of incarceration which are designed to prepare individuals for release and make a connection with a reentry coach that will provide support to them after release. "Stabilization and Reentry Coaching" services are provided during an individual's first 90 days of release and an ongoing community support group is available as long as needed. All services are free of charge. In 2022, we received approval from the Georgia Department of Corrections, or GDOC, to implement a Go Further Release program to support our Coffee, Jenkins, and Wheeler facilities. We are providing this program through an engagement with Life Empowerment Enterprises, a local non-profit organization.

Across the country, our dedicated staff, along with the assistance of thousands of volunteers, work to provide guidance, direction, and post-incarceration services to the men and women in our care. We believe these critical reentry programs help fight the serious challenge of recidivism facing the United States.

Through our community corrections facilities, we provide an array of services to clients and residents who are serving their full sentence, the last portion of their sentence, waiting to be sentenced, or awaiting trial while supervised in a community environment. We offer housing and programs with a key focus on employment, job readiness, life skills and various substance abuse treatment programs, in order to help residents successfully reenter their communities and reduce the risk of recidivism.

For example, most of our community corrections facilities have community networking programs, like those at our Cheyenne Transitional Center in Wyoming, to help residents connect with community members and match them with jobs. Our staff takes an active role in going into the community and creating collaborative relationships with employers to assist residents when they first arrive at our facility and provide support for a smoother transition in job seeking. Our programs in the state of Colorado partner with a financial institution to conduct classes with our residents on financial wellness, including the importance of having a savings account, the importance of, and how to establish, credit, and how to establish a bank account. At our CAI Ocean View facility in California, we offer our residents the ability to receive a "Certificate of Completion in Money Smarts and Transitional Skills". The classes are taught by our Employment Specialist and Program Facilitator at the Ocean View facility and are offered to all residents on a daily basis. The Ocean View facility has also partnered with the San Diego City College to offer residents classes in Forklift Operation, Auto Mechanics, and Carpentry. We have also partnered with Coastline and Career Expansion, Inc. at our CAI Boston Avenue facility in California to provide a training program in workforce development, construction, utilities, energy and safety. Students learn skills from basic industry awareness to Occupational Safety and Health Administration, or OSHA, requirements in this five-week, on-site program. They also learn how to properly use hand and power tools, and how to safely handle construction materials. Upon completion, students receive an industry-recognized certificate. Further, in 2024, we implemented several new programs at our CAI Boston Avenue facility including, among others, our Go Further program mentioned above, a Victim Impact Program, and a Seeking Safety program. In addition, in 2024, our South Raleigh Reentry Center in Raleigh, North Carolina, partnered with the North Carolina Works and Wake Local Reentry Council, or WLRC, to help residents gain Culinary, Heavy Machinery Operator, Forklift, and CDL certifications. WLRC is a collaborative of organizations working to help men and women transition back into the community after leaving incarceration. In some of our community corrections facilities, we offer housing and program services to parolees who have completed their sentence but lack a viable reentry plan. Through a focus on employment and skill development, we provide a means for these parolees to successfully reintegrate into their communities.

In addition, we provide day-reporting and substance abuse treatment programs at some of our community corrections facilities. These programs, depending on the needs of the resident, can provide cognitive behavioral-based programs to assist in the resident's successful reentry while holding the individual accountable while living in the community.

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

Ultimately, the work we do is intended to give people the necessary skills to reintegrate with their communities permanently. We are proud of the teachers, counselors, case managers, chaplains, and other offender support service professionals who provide these services to the men and women entrusted to our care.

Advocacy.

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

In 2020, we announced that we will publicly advocate at the federal and state levels for a slate of new policies that will help people succeed in their communities after being released from prison. Specifically, we pledged our support for Pell Grant Restoration, Voting Rights Restoration and Licensure Reform Policies. We maintain a partnership with Prison Fellowship, a leading advocate for criminal justice reform serving formerly incarcerated individuals and their family members. Through a network of programming and advocacy efforts, the organization seeks to effect positive change at every level of the criminal justice system. We have committed to a multi-year partnership in Prison Fellowship's First Chance Network, or FCN. Serving over 250,000 children annually, the FCN addresses persistent gaps in opportunity for children who have incarcerated parents and seeks to create a trajectory toward healthy life outcomes and prevent youth justice involvement.

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

We believe that as successful as we may be with our work inside our facilities, incarcerated individuals still face embedded societal barriers and collateral consequences when they return to their communities. Supporting recidivism-reducing policies is one way we can bridge the gap and give the men and women entrusted to our care a better opportunity at never returning to prison.

Operating guidelines.

The American Correctional Association, or ACA, is an independent organization comprised of corrections professionals that establishes accreditation standards for correctional and detention facilities around the world. Outside agency standards, such as those established by the ACA, provide us with the industry's most widely accepted operational guidelines. ACA accredited facilities must be audited and re-accredited at least every three years. We have sought and received ACA accreditation for 33, or approximately 97%, of the eligible facilities we operated as of December 31, 2024, excluding our residential reentry facilities. During 2024, 12 of the facilities we manage were newly accredited or re-accredited by the ACA with an average score of 99.7%, making our portfolio average 99.6%.

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

In addition, our facilities are operated in compliance with the Prison Rape Elimination Act, or PREA, standards. All confinement facilities covered under the PREA standards must be audited at least every three years to maintain compliance with the PREA standards. We utilize United States Department of Justice, or DOJ, certified PREA auditors to help ensure that all facilities operate in compliance with applicable PREA regulations.

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

The QAD has achieved conformance with the Institute of Internal Auditors' International Professional Practices Framework®, Global Internal Audit Standards. The Global Internal Audit Standards guide the worldwide professional practice of internal auditing and serve as a basis for evaluating and elevating the quality of the internal audit function. The QAD employs a team of full-time auditors, who are subject matter experts from all major disciplines within institutional operations. Annually, QAD auditors generally conduct unannounced on-site evaluations of each CoreCivic Safety facility we operate using specialized audit tools, typically containing approximately 1,455 audit indicators across all major operational areas. In most instances, these audit tools are tailored to facility and partner specific requirements. In addition, audit teams provide guidance to facility staff on operational best practices and assist staff with addressing specific areas of need, such as meeting requirements of new partner contracts and providing detailed training on compliance requirements for new departmental managers.

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

In addition to our own internal audit and contract compliance efforts, we are also subject to oversight by our government partners. As part of their standard monitoring and compliance programs, approximately 75% of our federal and state government partners typically conduct formal contract-compliance audits and inspections at least annually at CoreCivic Safety facilities. In addition to these annual audits of our facilities, many partners conduct additional area-specific operational audits and inspections on a more frequent basis, including monthly, quarterly, and semi-annually. Some of these audits and facility inspections by our partners are conducted on an unannounced basis. In 2024, our government partners conducted approximately 210 annual, semi-annual, quarterly, and monthly compliance audits and inspections at our CoreCivic Safety facilities. In addition, the majority of our federal and state government partners employ on-site contract monitors who monitor performance and contract compliance at our facilities on a full- or part-time basis. In 2024, 97% of the CoreCivic Safety facilities we manage had an assigned contract monitor.

Business Development

We believe we own, or control via a long-term lease, approximately 55% of all privately owned prison beds in the United States, manage approximately 39% of all privately managed prison beds in the United States, and are currently the second largest private owner and provider of community corrections services in the nation. Under the direction of our partnership development department, we market our facilities and services to government agencies responsible for federal, state, and local correctional, detention, and residential reentry facilities in the United States. With 66,488 beds in our Safety and Community segments and occupancy of 75% in 2024, including idle correctional and residential reentry facilities during the period they were idle, we have the capacity to grow earnings and cash flows without the need to deploy significant capital. At December 31, 2024, we also had two idle facilities consisting of 4,960 beds in our Properties segment that could generate additional earnings and cash flow if we are able to enter into an agreement to utilize the facilities. Under the direction of our innovation department, we also intend to continue to pursue new development opportunities in our Properties segment, to meet the need to modernize outdated correctional infrastructure across the country, and explore potential opportunities to expand the scope of non-residential correctional alternatives we provide in our Community segment. We will also respond to customer demand and may develop or expand correctional and detention facilities when we believe potential long-term returns justify the capital deployment.

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

Business from our federal customers, including primarily ICE, the USMS, and the BOP, constituted 51%, 52%, and 54% of our total revenue during 2024, 2023, and 2022, respectively. Business from our federal customers continues to be a significant component of our business, although the source of revenue is derived from many contracts at various types of properties (i.e., correctional, detention, and reentry). ICE (29%, 30%, and 29% during 2024, 2023, and 2022, respectively) and the USMS (21%, 21%, and 22% during 2024, 2023 and 2022, respectively) each accounted for 10% or more of our total revenue during the last three years.

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

On January 26, 2021, then-President Biden issued an Executive Order on Reforming Our Incarceration System to Eliminate the Use of Privately Operated Criminal Detention Facilities, or the Private Prison EO. The Private Prison EO directed the Attorney General to not renew DOJ contracts with privately operated criminal detention facilities. Two agencies of the DOJ, the BOP and the USMS, utilize our services. The BOP houses inmates who have been convicted, and the USMS is generally responsible for detainees who are awaiting trial. The Private Prison EO only applied to agencies that are part of the DOJ, which includes the BOP and USMS. We no longer operate any prison contracts for the BOP. ICE facilities were not covered by the Private Prison EO, as ICE is an agency of the Department of Homeland Security, or DHS, not the DOJ. For the years ended December 31, 2024, 2023, and 2022, the USMS accounted for 21% ($406.4 million), 21% ($400.4 million), and 22% ($403.9 million), respectively, of our total revenue.

Unlike the BOP, the USMS does not own detention capacity and relies on the private sector, along with various government agencies, for its detainee population. We currently have two detention facilities that have direct contracts with the USMS. Because of the lack of alternative bed capacity, one of the contracts was renewed upon its expiration in September 2023, and now expires in September 2028. The second direct contract expires in October 2025. On January 20, 2025, President Trump reversed the Private Prison EO. However, it is possible future administrations could issue similar executive orders restricting the use of private correctional and detention facilities by the federal government.

In March 2020, the World Health Organization declared the outbreak of COVID-19 as a pandemic. As a result, in the first quarter of 2020, the federal government decided to deny entry at the United States southern border to asylum-seekers and anyone crossing the southern border without proper documentation or authority in an effort to contain the spread of COVID-19, a policy known as Title 42. This policy resulted in a reduction to the number of people ICE detained, including in our detention facilities. The financial impact was somewhat mitigated by fixed monthly payments from ICE at certain of our facilities, to ensure ICE has adequate bed capacity in the event of a surge in the future. Based on COVID-19 trends, the DHS allowed Title 42 to expire on May 11, 2023, which has resulted in an increase in the number of undocumented people permitted to enter the United States claiming asylum, and has resulted in an increase in the number of people apprehended and detained by ICE. During 2023, revenue from ICE was $565.5 million compared to $579.5 million during 2019, prior to the implementation of Title 42. During the year ended December 31, 2024, revenue from ICE was $564.8 million. Our revenue from ICE was negatively impacted during 2024 by the termination of an inter-governmental service agreement, or IGSA, for the 2,400-bed South Texas Family Residential Center, or STFRC, effective August 9, 2024, a facility we leased from a third-party.

On June 10, 2024, we received notice from ICE of its intent to terminate the IGSA for services at the STFRC, effective August 9, 2024. As a result, we provided notice to the third-party lessor of the facility of our intent to terminate the lease effective as of the same date, with no financial penalties as permitted by the lease agreement. Total revenue generated at the STFRC was $101.2 million and $156.6 million during 2024 and 2023, respectively. Facility net operating income at this facility was $51.5 million and $65.6 million during 2024 and 2023, respectively. The decrease in facility net operating income from 2023 to 2024 at the STFRC, which resulted from the termination, was partially offset by the accelerated recognition of deferred revenue, as well as the accelerated decline in detainee populations in early July 2024, resulting in the elimination of most operating expenses though we continued to generate fixed contractual revenue through the termination date. Even excluding these unique factors positively affecting 2024, the operating margin at STFRC exceeded the average operating margin of our portfolio due to the size and scalability of expenses, and due to the unique design and specialized services provided at the facility. Accordingly, the termination of the contract at this facility had, and will continue to have, a negative impact on operating margins following the termination date. During 2024 and 2023, operating margins in the CoreCivic Safety segment were 23.9% and 21.7%, respectively, while operating margins excluding the STFRC were 22.3% and 19.6%, respectively.

We are partnering with the third-party owner of STFRC to market the facility to DHS. However, we can provide no assurance that we will enter into an agreement with ICE to reopen the facility, or that if we enter into another agreement with ICE to utilize the STFRC, that we would generate revenues or facility net operating income similar to amounts we previously generated at this facility.

Federal revenues from contracts at correctional, detention, and residential reentry facilities that we operate increased 0.7% from $995.2 million during 2023 to $1,002.2 million during 2024. The increase in federal revenue was primarily a result of increased occupancy and per diem increases at certain facilities and as a result of one additional day of operations due to a leap year in 2024, partially offset by the termination of an IGSA with respect to the STFRC. As previously described herein, Title 42, which was implemented in the first quarter of 2020, resulted in a reduction to the number of people ICE detained, including in our detention facilities. The financial impact of Title 42 was somewhat mitigated by fixed monthly payments from ICE at certain of our facilities, to ensure ICE has adequate bed capacity in the event of a surge in the future. The expiration of Title 42 on May 11, 2023 resulted in an increase in the number of undocumented people permitted to enter the United States claiming asylum, and has also resulted in an increase in the number of people apprehended and detained by ICE. During the year ended December 31, 2024, revenue from ICE was $564.8 million compared to $565.5 million during the year ended December 31, 2023. Given the termination of the IGSA with ICE with respect to the STFRC, total management revenues were, and are expected to continue to be, negatively impacted following the August 9, 2024 termination date, when compared to prior periods, as further described in "Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations", or MD&A.

We currently expect demand from the federal government for our correctional and detention facilities to increase under the new presidential administration, particularly from ICE, as a result of anticipated changes in immigration policy and funding levels of our federal government partners charged with correctional and detention responsibilities. This anticipated increase in demand could result in higher utilization of our available capacity under existing contracts, as well as through new contracts utilizing our idle correctional and detention facilities or our other existing capacity. However, we can provide no assurance that the federal government will increase the utilization of our available capacity. Further, the activation of our idle correctional and detention facilities generally requires four to six months to hire, train, and prepare our facilities to accept residential populations, which could result in substantial expenses before we are able to realize additional revenue.

State revenues from contracts at correctional, detention, and residential reentry facilities that we operate constituted 40%, 39%, and 36% of our total revenue during 2024, 2023, and 2022, respectively, and increased 5.0% from $738.6 million during 2023 to $775.4 million during 2024. The state of Tennessee is our largest state customer, accounting for 10% of our total revenue during 2024, with no other state customer generating 10% or more of our total revenue. State revenues increased as a result of per diem increases under a number of our state contracts, as certain states have recognized the need to provide additional funding to address increases in the wages of our employees. State revenues also increased due to higher utilization from the states of Montana and Wyoming due to new management contracts executed during 2023 and 2024, as well as higher utilization from other states under existing management contracts. State revenues generated during the year ended December 31, 2024 also benefited from one additional day of operations due to 2024 being a leap year. The increase in state revenues in 2024 was partially offset by a decrease in state revenues at our Allen Gamble Correctional Center that resulted from a new lease agreement effective October 1, 2023, and is now reported in our Properties segment.

We believe the long-term growth opportunities of our business remain attractive as government agencies consider their emergent needs, as well as the efficiency and offender programming opportunities we provide as flexible solutions to satisfy our partners' needs. We have been in discussions with ICE to utilize additional bed capacity in our portfolio at facilities with existing contracts, and have responded to their requests for information and requests for proposals, or RFPs, for activation of certain of our idle facilities. We have also been in discussions with several state and county government agencies that have experienced challenges in staffing their public-sector facilities and are seeking solutions from the private sector. Further, several of our existing government partners, as well as prospective government partners, have been experiencing growth in offender populations and overcrowded conditions. Governments are continuing to assess their need for correctional space, and several are continuing to consider alternative correctional capacity for their aged or inefficient infrastructure, or are seeking cost savings by utilizing the private sector, which could result in increased future demand for the solutions we provide. For example, on September 25, 2023, we announced that we signed a management contract with Hinds County, Mississippi to care for up to 250 adult male pre-trial detainees at our 2,672-bed Tallahatchie County Correctional Facility in Tutwiler, Mississippi. The initial contract term is for two years, which may be extended for an additional year upon mutual agreement. In addition, on November 16, 2023, we announced that we signed a management contract with the state of Wyoming to care for up to 240 male inmates at the Tallahatchie facility. The term of the contract runs through June 30, 2026. Also on November 16, 2023, we announced that we signed a contract with Harris County, Texas, to care for up to 360 male inmates at the Tallahatchie facility. Upon mutual agreement, Harris County may access an additional 360 beds at the facility. The initial contract term began on December 1, 2023, and was recently renewed for an additional one-year term, which commenced December 1, 2024. Following the recent renewal, the contract may be extended at Harris County's option for up to three additional one-year terms. In addition to the recent contracts with Hinds County, the state of Wyoming, and Harris County, we currently care for residents from the USMS, the state of Vermont, the U.S. Virgin Islands, and Tallahatchie County at the Tallahatchie facility, which demonstrates the flexible solutions that we provide. On November 14, 2023, we announced that we signed a management contract with the state of Montana to care for up to 120 inmates at our 1,896-bed Saguaro Correctional Facility in Eloy, Arizona. The contract is scheduled to expire on October 31, 2025, and may be extended by mutual agreement for a total term of up to seven years. In addition, on August 1, 2024, we entered into a second management contract with the state of Montana to care for an unspecified number of inmates at facilities we operate. The second contract is scheduled to expire on July 31, 2026, and may be extended by mutual agreement for a total term of up to seven years. As of December 31, 2024, we cared for approximately 245 inmates from the state of Montana at our Saguaro facility. We also care for residents from the state of Hawaii and the state of Idaho at the Saguaro facility. On January 16, 2025, we announced that we were awarded a new management contract with the state of Montana to care for additional inmates outside the state of Montana, with 240 inmates expected to arrive at our Tallahatchie facility during the first quarter of 2025. We also manage the fully occupied company-owned Crossroads Correctional Center in Shelby, Montana for the state of Montana pursuant to a separate management contract.

Further, in December 2021, the state of Arizona awarded us a contract for up to 2,706 inmates at our 3,060-bed La Palma Correctional Center in Arizona, which commenced in April 2022. We are not aware of a larger prison contract awarded to the private sector by any state in over a decade. In August 2022, we completed the sale of the 1,978-bed McRae Correctional Facility to the Georgia Building Authority in order to update its aged and inefficient public sector correctional infrastructure. Competing budget priorities often impede our customers' ability to construct new prison beds of their own or update their older facilities, which we believe could result in further demand for private sector prison capacity solutions in the long-term.

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

2024 Accomplishments

In 2024, we renewed several significant contracts and completed numerous other transactions and milestones, including the following:

CoreCivic Safety, Community and Properties:

•
Renewed all 36 of our contracts that were up for renewal, although one of our contracts was cancelled prior to its expiration.
•
Entered into a new management contract in August 2024 with the state of Montana to care for inmates at our facilities. As of December 31, 2024, we cared for approximately 245 inmates for the state of Montana at our 1,896-bed Saguaro Correctional Facility in Eloy, Arizona, which includes inmates for Montana under a separate contract awarded in November 2023.
•
Developed Go Further Discovery, a new resident LMS which offers self-directed digital content in the areas of academics, continuing technical education, career preparation, entrepreneurship, behavior change, reentry, faith-based, inspirational, and self-help. The new LMS includes courses from content partners, as well as content developed internally by CoreCivic.
•
Offered the "Escape the Odds Box Truck Program" at our Saguaro Correctional Facility in Arizona and at our Crossroads Correctional Center in Montana. The program trains individuals on how to start and operate a non-CDL, box truck business.
•
Implemented several additional programs to help prepare justice-involved individuals for life after release, including offering the Promising People Virtual Reality programs in Electricians Helper, Culinary and other vocational programs at our Cibola County Corrections Facility in New Mexico. Promising People, LLC creates and delivers new learning technologies to develop pre-apprentice learning experiences for trade skills using the latest 3D video and Virtual Reality systems.
•
Piloted a First Responder Reboot program for staff at our Trousdale Turner Correctional Center in Tennessee. The program, offered by Reboot Recovery, the same company that offers our reboot program for incarcerated veterans, is a 12-week, faith-based, peer-led course that helps first responders and their families heal from critical incident stress and trauma.

•
Partnered with WLRC at our South Raleigh Reentry Center in Raleigh, North Carolina, to help residents gain Culinary, Heavy Machinery Operator, Forklift, and CDL certifications. WLRC is a collaborative of organizations working to help men and women transition back into the community after leaving incarceration.
•
Expanded our Medication Assisted Treatment, or MAT, program to include up to 500 individuals at our La Palma Correctional Center who are under the state of Arizona's jurisdiction. MAT is the use of FDA-approved medications in combination with counseling and behavioral therapies, which is effective in the treatment of opioid use disorders and can help people to sustain recovery.
•
Initiated Project Vista, the project name at CoreCivic to build, create, and maintain correctional environments and daily routines that mirror the community and free world as much as possible. Evidence shows that a normalized setting, over traditional institutions, better prepare justice-involved individuals returning to society, thereby increasing success across various life areas upon release. Fourteen Project Vista projects were completed during 2024.

Corporate and Other:

•
Completed an underwritten registered public offering of $500.0 million aggregate principal amount of 8.25% senior unsecured notes due 2029, or the New 8.25% Senior Notes.
•
Tendered and redeemed in full our remaining outstanding 8.25% senior unsecured notes issued in 2021, or the Old 8.25% Senior Notes, amounting to $593.1 million. The notes, with an original principal amount of $675.0 million, were originally scheduled to mature in April 2026.
•
Repurchased a total of 4.4 million common shares at a total cost of $68.5 million, or $15.43 per share, under our share repurchase program, increasing the total number of shares repurchased under our share repurchase program to 14.5 million common shares at a total cost of $181.1 million, or $12.47 per share since the program was authorized by our Board of Directors in 2022.

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
•
Detention Facilities. Detention facilities care for and provide contractually agreed upon programs and services to (i) individuals being detained by ICE, (ii) individuals who are awaiting trial who have been charged with violations of federal criminal law (and are therefore in the custody of the USMS) or state criminal law, and (iii) prisoners who have been convicted of crimes and on whom a sentence of one year or less has been imposed. Detention facilities could also include residential facilities which provide space and residential services in an open and safe environment to individuals who have been detained by ICE and are awaiting the outcome of immigration hearings.
•
Community Corrections. Community corrections/residential reentry facilities offer housing and programs to offenders who are serving the last portion of their sentence or who have been assigned to the facility in lieu of a jail or prison sentence, with a key focus on employment, job readiness, and life skills.

As of December 31, 2024, through our CoreCivic Safety segment, we operated 42 correctional and detention facilities, 38 of which we owned or controlled via a long-term lease, and four of which we managed and were owned by our government partners. Through our CoreCivic Community segment, we also operated 21 residential reentry centers, which we owned or controlled via a long-term lease. The following table includes certain information regarding each facility as of December 31, 2024, including the primary customer contract, contract term and remaining renewal options, if any, related to such facility, or if the facility is available for customer contract (e.g., idled).

Facility Name	Primary Customer	Design Capacity (A)	Security Level	Facility Type (B)	Term	Remaining Renewal Options (C)
CoreCivic Safety Facilities:

Safety - Owned and Managed:
Central Arizona Florence Correctional Complex	USMS	4,128	Multi	Detention	Sep-28	—
Florence, Arizona

Eloy Detention Center	ICE	1,500	Medium	Detention	Jun-28	Indefinite
Eloy, Arizona

La Palma Correctional Center	State of Arizona	3,060	Multi	Correctional	Apr-27	(1) 5 year
Eloy, Arizona

Red Rock Correctional Center (D)	State of Arizona	2,024	Medium	Correctional	Jul-26	(2) 5 year
Eloy, Arizona

Saguaro Correctional Facility	State of Hawaii	1,896	Multi	Correctional	Jul-25	(1) 1 year
Eloy, Arizona

Leo Chesney Correctional Center (E)	Idled 2015	240	—	—	—	—
Live Oak, California

Otay Mesa Detention Center	ICE	1,994	Minimum/	Detention	Dec-29	(1) 5 year
San Diego, California			Medium

Bent County Correctional Facility	State of Colorado	1,420	Medium	Correctional	Jun-25	(1) 1 year
Las Animas, Colorado

Crowley County Correctional Facility	State of Colorado	1,794	Medium	Correctional	Jun-25	(1) 1 year
Olney Springs, Colorado

Huerfano County Correctional Center	Idled 2010	752	Medium	Correctional	—	—
Walsenburg, Colorado

Kit Carson Correctional Center	Idled 2016	1,488	Medium	Correctional	—	—
Burlington, Colorado

Coffee Correctional Facility (F)	State of Georgia	2,312	Medium	Correctional	Jun-25	(9) 1 year
Nicholls, Georgia

Jenkins Correctional Center (F)	State of Georgia	1,124	Medium	Correctional	Jun-25	(10) 1 year
Millen, Georgia

Stewart Detention Center	ICE	1,752	Medium	Detention	Indefinite	—
Lumpkin, Georgia

Wheeler Correctional Facility (F)	State of Georgia	2,312	Medium	Correctional	Jun-25	(9) 1 year
Alamo, Georgia

Midwest Regional Reception Center	Idled 2021	1,033	Multi	Detention	—	—
Leavenworth, Kansas

Facility Name	Primary Customer	Design Capacity (A)	Security Level	Facility Type (B)	Term	Remaining Renewal Options (C)

Lee Adjustment Center	Commonwealth of	816	Multi	Correctional	Jun-25	(3) 2 year
Beattyville, Kentucky	Kentucky

Marion Adjustment Center	Idled 2013	826	Minimum/	Correctional	—	—
St. Mary, Kentucky			Medium

Prairie Correctional Facility	Idled 2010	1,600	Medium	Correctional	—	—
Appleton, Minnesota

Adams County Correctional Center	ICE	2,232	Medium	Detention	Feb-25	Indefinite
Adams County, Mississippi

Tallahatchie County Correctional Facility (G)	USMS	2,672	Multi	Correctional	Jun-26	Indefinite
Tutwiler, Mississippi

Crossroads Correctional Center (H)	State of Montana	664	Multi	Correctional	Jun-25	(2) 2 year
Shelby, Montana

Nevada Southern Detention Center	USMS	1,072	Medium	Detention	Oct-25	(1) 5 year
Pahrump, Nevada

Elizabeth Detention Center	ICE	300	Minimum	Detention	Feb-25	—
Elizabeth, New Jersey

Cibola County Corrections Center	USMS	1,129	Medium	Detention	Indefinite	—
Milan, New Mexico

Torrance County Detention Facility	ICE	910	Multi	Detention	Mar-25	Indefinite
Estancia, New Mexico

Lake Erie Correctional Institution (I)	State of Ohio	1,798	Medium	Correctional	Jun-32	Indefinite
Conneaut, Ohio

Northeast Ohio Correctional Center	USMS	2,016	Medium	Correctional	May-27	Indefinite
Youngstown, Ohio

Cimarron Correctional Facility	USMS	1,600	Multi	Detention	Sep-25	Indefinite
Cushing, Oklahoma

Diamondback Correctional Facility	Idled 2010	2,160	Multi	Correctional	—	—
Watonga, Oklahoma

Trousdale Turner Correctional Center	State of Tennessee	2,552	Multi	Correctional	Jun-26	—
Hartsville, Tennessee

West Tennessee Detention Facility	Idled 2021	600	Multi	Detention	—	—
Mason, Tennessee

Whiteville Correctional Facility (J)	State of Tennessee	1,536	Medium	Correctional	Jun-26	—
Whiteville, Tennessee

Facility Name	Primary Customer	Design Capacity (A)	Security Level	Facility Type (B)	Term	Remaining Renewal Options (C)

Eden Detention Center	USMS	1,422	Medium	Detention	Indefinite	—
Eden, Texas

Houston Processing Center	ICE	1,000	Medium	Detention	Aug-25	(5) 1 year
Houston, Texas

Laredo Processing Center	ICE	258	Minimum/	Detention	Mar-25	Indefinite
Laredo, Texas			Medium

T. Don Hutto Residential Center	ICE	512	Medium	Detention	Jul-25	(5) 1 year
Taylor, Texas

Webb County Detention Center	ICE	480	Medium	Detention	Feb-29	Indefinite
Laredo, Texas

Safety - Managed Only:
Citrus County Detention Facility	Citrus County, FL	760	Multi	Detention	Sep-30	(2) 5 year
Lecanto, Florida

Lake City Correctional Facility	State of Florida	893	Medium	Correctional	Jun-26	Indefinite
Lake City, Florida

Hardeman County Correctional Facility	State of Tennessee	2,016	Medium	Correctional	Jun-29	—
Whiteville, Tennessee

South Central Correctional Center	State of Tennessee	1,676	Medium	Correctional	Jun-25	—
Clifton, Tennessee

Total design capacity for CoreCivic Safety Facilities		62,329

Facility Name	Primary Customer	Design Capacity (A)	Security Level	Facility Type (B)	Term	Remaining Renewal Options (C)

CoreCivic Community Facilities:

CAI Boston Avenue	State of California	120	—	Community	Jun-33	—
San Diego, California				Corrections

CAI Ocean View	BOP	483	—	Community	Aug-25	(1) 1 year
San Diego, California				Corrections

Adams Transitional Center	Adams County	102	—	Community	Jun-25	Indefinite
Denver, Colorado				Corrections

Arapahoe Community Treatment Center	Arapahoe County	135	—	Community Corrections	Jun-25	—
Englewood, Colorado

Centennial Community Transition Center	Arapahoe County	107	—	Community Corrections	Jun-25	—
Englewood, Colorado

Columbine Facility	Idled 2020	60	—	Community	—	—
Denver, Colorado				Corrections

Commerce Transitional Center	Adams County	136	—	Community	Jun-25	Indefinite
Commerce City, Colorado				Corrections

Longmont Community Treatment Center	Boulder County	69	—	Community Corrections	Jun-25	—
Longmont, Colorado

South Raleigh Reentry Center	BOP	60	—	Community	Sep-25	(2) 1 year
Raleigh, North Carolina				Corrections

Oklahoma Reentry Opportunity Center	BOP	494	—	Community	Jan-26	—
Oklahoma City, Oklahoma				Corrections

Turley Residential Center	BOP	289	—	Community	Jan-26	—
Tulsa, Oklahoma				Corrections

Austin Residential Reentry Center	BOP	116	—	Community	Feb-26	(4) 1 year
Del Valle, Texas				Corrections

Austin Transitional Center	State of Texas	460	—	Community	Aug-25	(3) 1 year
Del Valle, Texas				Corrections

Corpus Christi Transitional Center	State of Texas	160	—	Community	Aug-25	(1) 2 year
Corpus Christi, Texas				Corrections

Dallas Transitional Center	State of Texas	300	—	Community	Aug-25	(3) 1 year
Hutchins, Texas				Corrections

El Paso Multi-Use Facility	State of Texas	360	—	Community	Aug-25	(3) 1 year
El Paso, Texas				Corrections

Facility Name	Primary Customer	Design Capacity (A)	Security Level	Facility Type (B)	Term	Remaining Renewal Options (C)

El Paso Transitional Center	State of Texas	224	—	Community	Aug-25	(3) 1 year
El Paso, Texas				Corrections

Fort Worth Transitional Center	State of Texas	248	—	Community	Aug-25	(3) 1 year
Fort Worth, Texas				Corrections

Ghent Residential Reentry Center	BOP	36	—	Community	Aug-25	(2) 1 year
Norfolk, Virginia				Corrections

James River Residential Reentry Center	BOP	84	—	Community Corrections	Aug-25	(2) 1 year
Newport News, Virginia

Cheyenne Transitional Center	State of Wyoming	116	—	Community	Jun-26	(2) 2 year
Cheyenne, Wyoming				Corrections

Total design capacity for CoreCivic Community Facilities		4,159

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
(B)
We manage numerous facilities that have more than a single function (i.e., housing both long-term sentenced adult prisoners and pre-trial detainees). The primary functional categories into which facility types are identified were determined by the relative size of offender populations in a particular facility on December 31, 2024. If, for example, a 1,000-bed facility cared for 900 adult offenders with sentences in excess of one year and 100 pre-trial detainees, the primary functional category to which it would be assigned would be that of correctional facilities and not detention facilities. It should be understood that the primary functional category to which multi-user facilities are assigned may change from time to time.
(C)
Remaining renewal options represents the number of renewal options, if applicable, and the remaining term of each option renewal. Our government partners can generally terminate our management contracts for non-appropriation of funds or for convenience.
(D)
Pursuant to the terms of a contract awarded by the state of Arizona in September 2012, the state of Arizona has an option to purchase the Red Rock facility at any time during the term of the contract, including extension options, based on an amortization schedule starting with the fair market value and decreasing evenly to zero over the 20-year term of the contract.
(E)
This facility is currently being marketed for sale or lease to a third party but could be operated in the future after certain occupancy certificates are obtained.
(F)
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

Property Name	Primary Customer	Design Capacity	Square Footage	Lease Expiration	Remaining Renewal Options (A)

California City Correctional Center	Idled 2024	2,560	522,000	—	—
California City, California

Lansing Correctional Facility	State of Kansas	2,432	401,000	Jan-40	NA
Lansing, Kansas

Southeast Correctional Complex (B)	Commonwealth of	656	127,000	Jun-30	(5) 2 year
Wheelwright, Kentucky	Kentucky

Northwest New Mexico Correctional Center	State of New Mexico	596	188,000	Oct-27	(5) 3 year
Grants, New Mexico

Allen Gamble Correctional Center	State of
Holdenville, Oklahoma	Oklahoma	1,670	289,000	Jun-29	Indefinite

North Fork Correctional Facility	Idled 2023	2,400	466,000	—	—
Sayre, Oklahoma

		10,314	1,993,000

(A)
Remaining renewal options represents the number of renewal options, if applicable, and the term of each option renewal.
(B)
The Kentucky Department of Corrections, or KYDOC, has an option to purchase the facility at any time during the term of the lease with us at a price equal to the fair market value of the property.

Competitive Strengths

Through our three segments, CoreCivic Safety, CoreCivic Community, and CoreCivic Properties, we offer multiple solutions to unique challenges, allowing government organizations to address their various needs while customizing the solution based on their unique circumstances. Accordingly, we believe that we benefit from the following competitive strengths:

Largest Private Owner of Correctional and Detention Facilities. As of December 31, 2024, we owned, or controlled via a long-term lease, approximately 14.0 million square feet of real estate, all available to be used directly or indirectly by government agencies. Our complementary set of business assets provide critical infrastructure and services under contracts with federal, state, and local government agencies that generally have credit ratings of single-A or better, which also contributes to our steady, predictable cash flows.

In our CoreCivic Safety segment, we own, or control via a long-term lease, 11.5 million square feet of real estate used to provide innovative, comprehensive, flexible, turn-key correctional and detention services to federal, state and local government agencies. As of December 31, 2024, our CoreCivic Safety segment operated 42 facilities, 38 of which we owned or controlled via a long-term lease, with a total design capacity of 62,329 beds, making us the nation's largest private prison owner and one of the largest prison operators in the United States. Seven facilities in our Safety segment, containing 8,459 beds, are currently idle and available for growth opportunities. Our CoreCivic Safety segment generated 91.1% of our total segment net operating income during 2024.

In our CoreCivic Community segment, we own, or control via a long-term lease, 0.5 million square feet of real estate representing, as of December 31, 2024, 21 residential reentry centers with a design capacity of 4,159 beds, making us the second largest community corrections owner and operator in the United States. One of our residential reentry centers, containing 60 beds, was idle as of December 31, 2024. Our CoreCivic Community segment generated 4.6% of our total segment net operating income during 2024.

In our CoreCivic Properties segment, as of December 31, 2024, we owned 2.0 million square feet of correctional real estate representing 6 properties with a total design capacity of 10,314 beds. Two facilities in our Properties segment, containing 4,960 beds, are currently idle and available for growth opportunities. Our CoreCivic Properties segment generated 4.3% of our total segment net operating income during 2024.

We believe our synergistic set of business segments, combined with our operating strategies, corrections-industry commitment to rehabilitation, extensive government relationships, and deep real estate expertise, provide us with a diversified platform for stable cash flows and sustainable growth, with multiple paths for organic expansions and acquisitions.

Pioneered Modern-Day Private Prisons. Through our CoreCivic Safety segment, we are the nation's largest private prison owner and one of the largest prison operators in the United States, which provides us significant credibility with our current and prospective clients. We believe we own, or control via a long-term lease, approximately 55% of all privately owned prison beds in the United States and manage approximately 39% of all privately managed prison beds in the United States. We pioneered modern-day private prisons with a list of notable accomplishments, such as:

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

Available Beds within Our Existing Facilities. We currently have 13,419 beds at nine correctional and detention facilities that are vacant and immediately available to use. We are actively engaged in marketing this available capacity as solutions to meet the needs of potential customers. Historically, we have been successful in identifying opportunities to utilize our inventory of available beds. Occupancy rates at our facilities were negatively impacted by COVID-19, and we have been focused on filling available capacity within our existing facilities. As available capacity within existing operating facilities is utilized, we believe increasing demand will result in the utilization of idle bed capacity.

With occupancy of 86% in 2024 in our Safety and Community segments excluding our idle facilities, we also have the capacity to grow earnings and cash flows within existing operating facilities and without the need to deploy significant capital. We currently expect demand from the federal government for our correctional and detention facilities to increase under the new presidential administration, particularly from ICE, as a result of anticipated changes in immigration policy and funding levels of our federal government partners charged with correctional and detention responsibilities. This anticipated increase in demand could result in higher utilization of our available capacity under existing contracts, as well as through new contracts utilizing our idle correctional and detention facilities or our other existing capacity. However, we can provide no assurance that the federal government will increase the utilization of our available capacity. We also believe the scarcity in supply of available public sector beds, increases in the cost of constructing new facilities, and challenges in financing new correctional facilities in the public sector will result in an increase in the value of our portfolio and the utilization of our idle bed capacity over the long-term.

Our available bed capacity can also be used for emergent or growing needs from state and county government agencies, and for government agencies that are struggling to adequately staff public sector facilities. As a private enterprise, we believe we have the ability to respond more quickly to changing market conditions, and can offer various types of incentives to attract and retain correctional staff that are more difficult for government agencies to provide. For example, on September 25, 2023, we announced that we signed a management contract with Hinds County, Mississippi to care for up to 250 adult male pre-trial detainees at our 2,672-bed Tallahatchie County Correctional Facility in Tutwiler, Mississippi. The initial contract term is for two years, which may be extended for an additional year upon mutual agreement. In addition, on November 16, 2023, we announced that we signed a management contract with the state of Wyoming to care for up to 240 male inmates at the Tallahatchie facility. The term of the contract runs through June 30, 2026. Also on November 16, 2023, we announced that we signed a contract with Harris County, Texas, to care for up to 360 male inmates at the Tallahatchie facility. Upon mutual agreement, Harris County may access an additional 360 beds at the facility. The initial contract term began on December 1, 2023, and was recently renewed for an additional one-year term, which commenced December 1, 2024. Following the recent renewal, the contract may be extended at Harris County's option for up to three additional one-year terms. In addition to the recent contracts with Hinds County, the state of Wyoming, and Harris County, we currently care for residents from the USMS, the state of Vermont, the U.S. Virgin Islands, and Tallahatchie County at the Tallahatchie facility, which demonstrates the flexible solutions that we provide. On November 14, 2023, we announced that we signed a management contract with the state of Montana to care for up to 120 inmates at our 1,896-bed Saguaro Correctional Facility in Eloy, Arizona. The contract is scheduled to expire on October 31, 2025, and may be extended by mutual agreement for a total term of up to seven years. In addition, on August 1, 2024, we entered into a second management contract with the state of Montana to care for an unspecified number of inmates at facilities we operate. The second contract is scheduled to expire on July 31, 2026, and may be extended by mutual agreement for a total term of up to seven years. As of December 31, 2024, we cared for approximately 245 inmates from the state of Montana at our Saguaro facility. We also care for residents from the state of Hawaii and the state of Idaho at the Saguaro facility. On January 16, 2025, we announced that we were awarded a new management contract with the state of Montana to care for additional inmates outside the state of Montana, with 240 inmates expected to arrive at our Tallahatchie facility during the first quarter of 2025. We also manage the fully occupied company-owned Crossroads Correctional Center in Shelby, Montana for the state of Montana pursuant to a separate management contract.

Well-Established Community Corrections Platform. Through our CoreCivic Community segment, as of December 31, 2024, we had a network of 21 residential reentry centers containing a total of 4,159 beds. We offer housing and programs, with a key focus on employment, job readiness and life skills in order to help offenders successfully re-enter the community and reduce the risk of recidivism. We also provide non-residential correctional alternatives, including electronic monitoring and case management services, to municipal, county and state governments in multiple states. We expect to continue to pursue opportunities that expand the scope of non-residential correctional alternative solutions available to government agencies.

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

Flexible Real Estate Solutions. Through our CoreCivic Properties segment, as of December 31, 2024, we owned 6 correctional properties totaling 2.0 million square feet. We have an extensive network of government and other third-party relationships and the capability to manage and maintain complex properties, built over our more than 40-year history. In addition, we offer our customers an attractive portfolio of correctional, detention, and reentry facilities that can be leased for various needs as an alternative to providing "turn-key" correctional, detention, and residential reentry bed space and services to our government partners. In June 2023, we announced that we had entered into a lease agreement with the Oklahoma Department of Corrections, or ODC, for our 1,670-bed Allen Gamble Correctional Center. The lease agreement includes a base term that commenced on October 1, 2023, with a scheduled expiration date of June 30, 2029, and unlimited two-year renewal options. We previously operated the Allen Gamble facility in our Safety segment under a management contract with the ODC. The management contract was scheduled to expire on June 30, 2023. However, effective July 1, 2023, we entered into a 90-day contract extension for the management contract, after which time, operations of the Allen Gamble facility transferred from us to the ODC in accordance with the new lease agreement. In September 2021, we announced that we had entered into a three-year lease agreement with the state of New Mexico at our 596-bed Northwest New Mexico Correctional Center, which was recently extended under an option period for another three-year term. We previously operated the Northwest New Mexico facility in our Safety segment under a contract with the state of New Mexico. The lease agreement commenced on November 1, 2021 and includes extension options that could extend the term of the lease through October 31, 2041. We will retain responsibility for facility maintenance throughout the term of the lease. The leases of these two facilities, along with the lease of our 656-bed Southeast Correctional Complex to the KYDOC originating in 2019 demonstrate our ability to react quickly to our partners' needs with innovative, flexible and cost-effective solutions. We previously operated these three correctional facilities for various government partners. We intend to pursue additional opportunities to lease prison facilities to government and other third-party operators in need of correctional capacity.

With the extensively aged criminal justice infrastructure in the U.S. today, we also believe we can provide our "turn-key" services to public correctional systems in need of replacement capacity, growing our business without an overall increase in incarcerated populations. In December 2021, we were awarded a management contract from the state of Arizona for up to 2,706 inmates at our 3,060-bed La Palma Correctional Center in Arizona. The state of Arizona closed an outdated public-sector prison and transferred the inmate populations from this prison and multiple other public-sector prisons to our La Palma facility. The transfer commenced in April 2022 and was substantially completed in the fourth quarter of 2022. Before the new award, the La Palma facility supported the mission of ICE by caring for approximately 1,800 detainees. We also offer real estate only solutions to government agencies that need correctional capacity where they prefer to perform the operations, similar to our Allen Gamble Correctional Center in Oklahoma, as previously described herein. In addition, in August 2022, we completed the sale of the 1,978-bed McRae Correctional Facility to the Georgia Building Authority in order to update its aged and inefficient public sector correctional infrastructure.

Attractive Real Estate Portfolio. As of December 31, 2024, the properties we owned or controlled via a long-term lease represented 94% of our portfolio of 69 facilities. The weighted average age of the facilities we own in the portfolio of facilities in our CoreCivic Safety, CoreCivic Community, and CoreCivic Properties segments is 26, 31, and 24 years, respectively. These valuable assets are located in areas with high barriers to entry, particularly due to the unique permitting and zoning requirements for these facilities. Further, the majority of our assets are constructed primarily of concrete and steel, generally requiring lower maintenance capital expenditures than other types of commercial properties.

We believe we are the largest developer of mission-critical, criminal justice center real estate projects over the past 15 years. We provide space and services under contracts with federal, state, and local government agencies that generally have credit ratings of single-A or better. In addition, a majority of our contracts have terms between one and five years, and we have experienced customer retention of approximately 96% at facilities we owned or controlled via a long-term lease during the previous five years, which contributes to our relatively predictable and stable revenue base. This stream of revenue combined with our low maintenance capital expenditure requirement translates into steady, predictable cash flow.

Development, Expansion, and Acquisition Opportunities. Several of our existing government partners, as well as prospective government partners, have been experiencing growth in offender populations and overcrowded conditions. Governments are continuing to assess their need for correctional space, and several are continuing to consider alternative correctional capacity for their aged or inefficient infrastructure, or are seeking cost savings by utilizing the private sector, which could result in increased future demand for the solutions we provide. Competing budget priorities often impede our customers' ability to construct new prison beds of their own or update their older facilities, which we believe could result in further demand for private sector prison capacity solutions in the long-term. Over the long-term, we would like to see meaningful utilization of our available capacity and better visibility from our customers into their potential future needs before we develop new prison capacity on a speculative basis. We will, however, respond to customer demand and may develop, expand, or acquire correctional and detention facilities when we believe potential long-term returns justify the capital deployment. With the extensively aged criminal justice infrastructure in the U.S. today, we also believe we can bring real estate solutions to government agencies like we did in connection with the construction of the Lansing Correctional Facility that was brought online in January 2020.

Increasing Financial Flexibility. Effective January 1, 2021, we revoked our election to be taxed as a real estate investment trust, or REIT. We believe this conversion in corporate tax structure improves our overall credit profile, as we are able to allocate our free cash flow toward the repayment of debt, which may include the purchase of our outstanding debt in open market transactions, privately negotiated transactions or otherwise, and to exercise more discretion in returning capital to our shareholders, which could include share repurchases and/or future dividends. Any future dividend is subject to our Board of Directors', or BODs', determinations as to the amount of distributions and the timing thereof, as well as limitations under the Company's debt covenants. Any such debt repurchases will depend upon prevailing market conditions, our liquidity requirements, contractual requirements, applicable securities laws requirements, and other factors. We were not able to implement a meaningful share repurchase program under the REIT structure without increasing our debt because a substantial portion of our free cash flow was required to satisfy the distribution requirements under the REIT structure. Upon achieving targeted debt reduction levels, we began allocating a substantial portion of our free cash flow to returning capital to our shareholders through share repurchases. During 2022, the BOD approved a share repurchase program to purchase up to $225.0 million of our common stock. On May 16, 2024, the BOD authorized an increase to the share repurchase program to which we may purchase up to an additional $125.0 million in shares of our outstanding common stock, increasing the total aggregate authorization to up to $350.0 million. Repurchases of our outstanding common stock are made in accordance with applicable securities laws and may be made at our discretion based on parameters set by our BOD from time to time in the open market, through privately negotiated transactions, or otherwise. The share repurchase program has no time limit and does not obligate us to purchase any particular amount of our common stock. The authorization for the share repurchase program may be terminated, suspended, increased or decreased by the BOD in its discretion at any time. Through December 31, 2024, we completed the repurchase of 14.5 million shares of our common stock at a total cost of $181.1 million, excluding costs associated with the share repurchase program, or $12.47 per share, using cash on hand and cash provided by operations, including 4.4 million shares repurchased during 2024 at a total cost of $68.5 million, excluding costs associated with the share repurchase program, or $15.43 per share. As of December 31, 2024, we had $168.9 million of repurchase authorization available under the share repurchase program. For more information about the repurchases made under our share repurchase program, see "Part II, Item 5. Market For

Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities – Issuer Purchases of Equity Securities."

As of December 31, 2024, we had cash on hand of $107.5 million and $257.0 million available under our revolving credit facility, which has borrowing capacity of up to $275.0 million. Our total weighted average effective interest rate on all outstanding debt was 7.3%, while our total weighted average maturity on all outstanding debt was 5.4 years. For the year ended December 31, 2024, our fixed charge coverage ratio was 4.2x and our debt leverage ratio was 2.3x. During the year ended December 31, 2024, we generated $269.2 million in cash through operating activities.

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

Since 2017, we have maintained a nationwide initiative to advocate for a range of government policies that will help former offenders successfully reenter society and stay out of prison. In 2020, we announced that we will publicly advocate at the federal and state levels for a slate of new policies that will help people succeed in their communities after being released from prison. Specifically, we pledged our support for Pell Grant Restoration, Voting Rights Restoration and Licensure Reform Policies. Also in 2020, we began a partnership with, and continue to invest in, Prison Fellowship, a leading advocate for criminal justice reform serving current and formerly incarcerated individuals and their family members. Through a network of programming and advocacy efforts, the organization seeks to effect positive change at every level of the criminal justice system. We have committed to a multi-year partnership in Prison Fellowship's First Chance Network, or FCN. Serving over 250,000 children annually, the FCN addresses persistent gaps in opportunity for children who have incarcerated parents and seeks to create a trajectory toward healthy life outcomes and prevent youth justice involvement.

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

ESG Reporting. In April 2024, we issued our sixth Environmental, Social and Governance, or ESG, report, which summarizes efforts and aspirational goals across environmental, social, and governance topics. The report covers the year ended December 31, 2023, and addresses topics such as evidence-based practices in our reentry programs and human rights-related activities, including delivery of human rights training to all of our employees. The report also summarizes our management approach and activities in topics including energy/utilities management; organizational culture; lobbying and political activity; supplier diversity; charitable giving; PREA compliance; ethics; and employee compensation, benefits and training.

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

Human Capital

In order to fulfill our mission of providing high quality, compassionate treatment to all those in our care, we strive to attract, develop, and retain a workforce of individuals who are driven by a deep sense of service, high standards of professionalism, and a responsibility to help government partners better the public good. The following information outlines the human capital strategies and initiatives designed to address the twin challenges of turnover and retention.

Leadership, Learning and Continuous Improvement

We facilitate annual performance and career development discussions with all employees. These discussions consist of a continuous cycle of goal alignment, individual development planning, and performance and talent reviews. In 2024, 99% of all eligible employees completed annual performance reviews. We continue to use a leading cloud-based talent system to align performance, talent management, career development activities, and training.

In addition, every year we facilitate talent review discussions to help assess potential and identify developmental opportunities within our leadership pipeline. Through these discussions, we continue to see opportunities for advancement for our existing workforce. Our 2024 talent reviews included all leaders in our facilities, from facility department heads through wardens, plus headquarters-based managers and above. Of the 1,323 leaders assessed, 18% were identified for accelerated development, with 8% classified as "ready now" for advanced leadership responsibilities. Specific development activities were identified for these leaders to support their growth and prepare them for more complex roles and assignments.

In 2024, we continued our focus on our leadership candidate pipeline and leader development needs. The CoreCivic Leadership Experiences and Rotations program, or CLEAR, continues to yield positive results as a development mechanism for top talent. CLEAR is a two-year rotational development program designed to provide individuals identified during our talent management discussions with accelerated development opportunities through multiple, short-term experiences. The breadth of roles can vary across different career paths and are intended to develop the rising leader's readiness for targeted roles with higher levels of responsibility and complexity following successful completion of the program. In 2024, our second cohort of CLEAR participants completed the first year of their two-year rotation. Upon successful completion of year two, these CLEAR participants will be eligible to be placed in facility leadership roles. In 2024, we also commenced our third and largest CLEAR cohort to date.

We recognize the importance of investing in our people. Our management approach to training and development is overseen by our Managing Director, Enterprise Learning and Development, and is implemented by leaders at our headquarters as well as a network of learning and development managers across our facilities. Our training activity and records are managed according to our learning and development policy, and our BOD receives periodic updates on the delivery of strategic training programs.

All CoreCivic employees are eligible to participate in various leadership and operational trainings. For example, through CoreCivic University, our employees can refine their current skills as well as learn new, valuable skills. To date, we have graduated 5,341 employees from CoreCivic University programs. In recognition of the role frontline leaders play in leading and managing our frontline employees and the impact they have on retention, in 2024 we formally expanded CoreCivic University to include a dedicated frontline leader program focused on operational leadership and management. In 2024, 397 operations frontline leaders graduated from the program. For new and existing employees alike, we provide training that meets or exceeds ACA and government partner standards, including an average of 200 hours of pre-service and on-the-job training for new employees. We also require a minimum of 40 hours of annual in-service and specialty training for employees in our Safety and Community segments.

In collaboration with operational leaders, in 2024 we introduced a continuous improvement team with the objective of enhancing processes in our operations. This team is comprised of cross-functional members from quality assurance, human resources, and operations. During the pilot phase, the continuous improvement team addressed certain operational constraints and reduced risks in certain key areas of operations. The continuous improvement team's efforts have led to operational improvements, contributing to its formalization into a permanent team.

People and Organizational Culture

People are at the center of what we do. We believe having a strategy to further the development of our people and organizational culture improves the quality of our operations and increases employee engagement and satisfaction. We believe a culture of dignity, respect and belonging is necessary for our mission. We celebrate the diversity of work and life experiences our employees bring to CoreCivic and recognize that fostering an empowered, team-oriented culture is integral to our performance as an organization and our ability to serve our government partners.

Our Vice President of Human Resources leads our People and Culture strategy. A multi-disciplinary People & Culture Council, or PCC, and our Business Resource Groups, or BRGs, together with support from executive sponsors, informs the further development of our People and Culture strategy. Our company policies are designed to promote a culture of belonging and respect and prohibit harassment. In accordance with federal contract requirements, we maintain affirmative action plans designed to provide equality of opportunity for all common diversity demographics, including but not limited to, qualified minorities, women, persons with disabilities, and covered veterans.

We have an established CoreCivic Culture Vision Statement and Guiding Principles, and we maintain a yearly roadmap of strategic focus areas for culture initiatives recommended by the PCC and each of our BRGs. Our three BRGs, are (1) Military, (2) Multicultural, and (3) Women's. These BRGs are key contributors to activities supporting our People and Culture strategy.

In collaboration with executives and senior leaders, we continued our focus on monitoring the outcomes of our people and culture actions. As a result of our 2023 culture survey, all facility and the Facility Support Center, or FSC, leaders developed and executed action plans in 2024. These plans included activities that specifically addressed areas of opportunity identified in the survey for that facility or department. As of the end of December 2024, 100% of facilities and departments have implemented their plans.

Additionally, we continued to refine governance of our People and Culture strategy with accountability to enterprise executives and the BOD. We also extended our involvement and sponsorship of community organizations that are aligned with our BRGs, including Advancement of Women in Nashville, or AWIN, The Table, and Middle Tennessee State University's Charlie and Hazel Daniels Veterans and Military Family Center, to name a few.

We know that bringing out the best in our people is the greatest way to recruit, retain, and develop our employees. We continually work to foster a welcoming culture where everyone is treated with dignity and respect, contributions are valued, and people are equipped for success.

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

In 2024, we invested approximately $7.2 million in talent attraction efforts to reach prospective candidates, and we received over 94,000 job applications. For the past fourteen consecutive years, CoreCivic has been recognized as a GI Jobs Military Friendly employer. CoreCivic has been notified that we will once again receive awards for Military Friendly Employer, Military Friendly Spouse, Military Friendly Brand, and Military Friendly Supplier Diversity Program in 2025.

Compensation and Benefits

We utilize descriptive and prescriptive Human Capital analytics to align pay with our compensation strategy. We leverage these analytics to act on changing labor market conditions to assist us with our efforts to maintain market competitive wages. In addition, we evaluate internal pay equity though the use of job evaluation and market analyses that we then adjust for tenure, experience, location, performance, and other variables that can affect wages. We have experienced labor shortages and wage pressures in many markets in which we operate. During the third quarter of 2024, we provided wage increases to nearly all of our facility staff not covered by the McNamara-O'Hara Service Contract Act, which is applicable to our facilities with federal contracts, in order to remain competitive. Additionally, throughout the year we made out-of-cycle wage adjustments to maintain market competitiveness. We expect to continue to invest in staffing resources during 2025, which may result in additional compensation and incremental expenses.

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

Labor Relations

As of December 31, 2024, we employed 11,649 full- and part-time employees, including employees with our transportation and electronic monitoring subsidiaries, TransCor and Recovery Monitoring Solutions Corporation, respectively. Approximately 2,115 of our employees at 13 of our facilities, or approximately 18.2% of our workforce, are represented by labor unions. All of our collective bargaining agreements contain no-strike clauses that bind the unions and the bargaining unit employees. Work stoppages at any of our facilities are exceedingly rare. In the opinion of management, overall employee relations are good. New executive orders, administrative rules and changes in National Labor Relations could increase organizing activity at locations where employees are currently not represented by a labor organization. Increases in organizational activity or any future work stoppages could have an adverse impact on our business, financial condition, or results of operations.

Employee Safety

We are committed to bettering the public good by making our facilities and communities safe for our team members, those under our care, and the public. In 2024, our "Team Safety" program continued initiatives to provide a safe environment and safe working conditions as reflected in our policies and procedures.

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

Insurance

We maintain general liability insurance for all the facilities we operate, as well as insurance in amounts we deem adequate to cover property and casualty risks, employee health, workers' compensation, automobile liability, cybersecurity, and directors and officers' liability. In addition, each of our leases with third parties provides that the lessee will maintain insurance on each leased property under the lessee's insurance policies providing for the following coverages: (i) fire, vandalism, and malicious mischief, extended coverage perils, and all physical loss perils; (ii) comprehensive general public liability (including personal injury and property damage); and (iii) workers' compensation. Under each of these leases, we have the right to periodically review our lessees' insurance coverage and provide input with respect thereto.

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

ITEM 1A. RISK FACTORS.

As the owner and operator of correctional, detention, and residential reentry facilities, we are subject to certain risks and uncertainties associated with, among other things, the corrections and detention industry, pending or threatened litigation in which we are involved, real estate ownership, and our indebtedness. The risks and uncertainties set forth below could cause our actual results to differ materially from those indicated in the forward-looking statements contained herein and elsewhere. The risks described below are not the only risks we face. Additional risks and uncertainties not currently known to us or those we currently deem to be immaterial may also materially and adversely affect our business operations. Any of the following risks could materially adversely affect our business, financial condition, or results of operations.

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

On January 26, 2021, then-President Biden issued the Private Prison EO. The Private Prison EO directed the Attorney General to not renew DOJ contracts with privately operated criminal detention facilities. Two agencies of the DOJ, the BOP and the USMS, utilize our services. The BOP houses inmates who have been convicted, and the USMS is generally responsible for detainees who are awaiting trial. The Private Prison EO only applied to agencies that are part of the DOJ, which includes the BOP and USMS. We no longer operate any prison contracts for the BOP. ICE facilities were not covered by the Private Prison EO, as ICE is an agency of the DHS, not the DOJ. For the year ended December 31, 2024, USMS and ICE accounted for 21% ($406.4 million) and 29% ($564.8 million), respectively, of our total revenue. For the year ended December 31, 2023, USMS and ICE accounted for 21% ($400.4 million) and 30% ($565.5 million), respectively, of our total revenue. For the year ended December 31, 2022, USMS and ICE accounted for 22% ($403.9 million) and 29% ($527.3 million), respectively, of our total revenue.

Unlike the BOP, the USMS does not own detention capacity and relies on the private sector, along with various government agencies, for its detainee population. We currently have two detention facilities that have direct contracts with the USMS. Because of the lack of alternative bed capacity, one of the contracts was renewed upon its expiration in September 2023, and now expires in September 2028. The second direct contract expires in October 2025. On January 20, 2025, President Trump reversed the Private Prison EO. However, it is possible future administrations could issue similar executive orders restricting the use of private correctional and detention facilities by the federal government.

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

While a substantial portion of our cost structure is fixed, a substantial portion of our revenue is generated under facility ownership and management contracts that specify per diem payments based upon daily or minimum guaranteed occupancy levels. We are dependent upon the governmental agencies with which we have contracts to provide offenders for facilities we operate. We cannot control occupancy levels at the facilities we operate. We do not lobby or advocate for any policies that determine the basis for or duration of an individual's incarceration or detention. Under a per diem rate structure, a decrease in our occupancy rates could cause a decrease in revenue and profitability. For the years 2024, 2023, and 2022, the average compensated occupancy of our facilities, based on rated capacity, was 75%, 72%, and 70%, respectively, for all of the facilities we operated, exclusive of facilities that are leased to third-party operators where our revenue is generally not based on daily occupancy. Occupancy rates may, however, decrease below these levels in the future. When combined with relatively fixed costs for operating each facility, a decrease in occupancy levels could have an adverse impact on our profitability.

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

Additionally, considerable uncertainty exists regarding how future budget and program decisions will develop, including the spending priorities of the new U.S. presidential administration and Congress and what challenges budget reductions will present for us and our industry generally. For example, on November 12, 2024, President Trump announced a planned advisory commission, the “Department of Government Efficiency” to reform federal government processes and reduce expenditures. Pressures on and uncertainty surrounding the U.S. federal government’s budget, and potential changes in budgetary priorities and spending levels, could adversely affect the funding for and delay or eliminate the ability for additional contracting or increased bed capacity.

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

We typically enter into facility contracts with governmental entities for terms of up to five years, with additional renewal periods at the option of the contracting governmental agency. Notwithstanding any contractual renewal option of a contracting governmental agency, 32 of our facility contracts with the customers listed under "Business – Facility Portfolio" are currently scheduled to expire on or before December 31, 2025 but have renewal options (27), or are currently scheduled to expire on or before December 31, 2025 and have no renewal options (5). Although we generally expect these customers to exercise renewal options or negotiate new contracts with us, one or more of these contracts may not be renewed and we may not be able to negotiate a new contract on favorable terms or at all with the corresponding governmental agency. In addition, these and any other contracting agencies may determine not to exercise renewal options with respect to any of our contracts in the future. Our government partners can also re-bid contracts in a competitive procurement process upon termination or non-renewal of our contract. Competitive re-bids may result from the expiration of the term of a contract, including the initial term and any renewal periods, or the early termination of a contract. Competitive re-bids are often required by applicable federal or state procurement laws periodically in order to further competitive pricing and other terms for the government agency. The aggregate revenue earned during the year ended December 31, 2024 for the 33 contracts with scheduled maturity dates, notwithstanding contractual renewal options, on or before December 31, 2025 was $657.9 million, or 34% of total revenue.

On June 10, 2024, we received notice from ICE of its intent to terminate the IGSA for services at the STFRC, effective August 9, 2024. As a result, we provided notice to the third-party lessor of the facility of our intent to terminate the lease effective as of the same date, with no financial penalties as permitted by the lease agreement. Total revenue generated at the STFRC was $101.2 million and $156.6 million during 2024 and 2023, respectively. Facility net operating income at this facility was $51.5 million and $65.6 million during 2024 and 2023, respectively. The decrease in facility net operating income from 2023 to 2024 at the STFRC, which resulted from the termination, was partially offset by the accelerated recognition of deferred revenue, as well as the accelerated decline in detainee populations in early July 2024, resulting in the elimination of most operating expenses though we continued to generate fixed contractual revenue through the termination date. Even excluding these unique factors positively affecting 2024, the operating margin at STFRC exceeded the average operating margin of our portfolio due to the size and scalability of expenses, and due to the unique design and specialized services provided at the facility. Accordingly, the termination of the contract at this facility had, and will continue to have, a negative impact on operating margins following the termination date.

As stated above, the Private Prison EO directed the Attorney General to not renew DOJ contracts with privately operated criminal detention facilities. Two agencies of the DOJ, the BOP and the USMS, utilize our services. The BOP houses inmates who have been convicted, and the USMS is generally responsible for detainees who are awaiting trial. The Private Prison EO only applied to agencies that are part of the DOJ, which includes the BOP and USMS. We no longer operate any prison contracts for the BOP. ICE facilities were not covered by the Private Prison EO, as ICE is an agency of the DHS, not the DOJ. For the year ended December 31, 2024, the USMS accounted for 21% ($406.4 million) of our total revenue.

Unlike the BOP, the USMS does not own detention capacity and relies on the private sector, along with various government agencies, for its detainee population. We currently have two detention facilities that have direct contracts with the USMS. Because of the lack of alternative bed capacity, one of the contracts was renewed upon its expiration in September 2023, and now expires in September 2028. The second direct contract expires in October 2025. On January 20, 2025, President Trump reversed the Private Prison EO. However, it is possible future administrations could issue similar executive orders restricting the use of private correctional and detention facilities by the federal government.

Our management contract at the 300-bed Elizabeth Detention Center in New Jersey is currently scheduled to expire on February 28, 2025. ICE has issued an RFP for up to 600 beds in New Jersey. We have offered the Elizabeth Detention Center under this RFP, but can provide no assurance that we will be awarded a new contract under this RFP. We generated total revenue of $19.6 million at this facility during the twelve months ended December 31, 2024.

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

Our growth is generally dependent upon our ability to obtain new contracts to develop and manage correctional, detention, and residential reentry facilities. This possible growth depends on a number of factors we cannot control, including crime rates and sentencing patterns in various jurisdictions, immigration policy, governmental budgetary constraints, and governmental and public acceptance of the privatization of correctional, detention, and reentry facilities. The demand for our facilities and services could be adversely affected by the relaxation of enforcement efforts, immigration policies that result in reduced migration to the U.S. or a decrease in the number of people apprehended and detained, the expansion of alternatives to incarceration and detention, leniency in conviction or parole standards and sentencing practices through the decriminalization of certain activities that are currently proscribed by criminal laws. For instance, any changes with respect to drugs and controlled substances or illegal immigration could affect the number of persons arrested, convicted, and sentenced, thereby potentially reducing demand for correctional or detention facilities to house them. Immigration reform laws are an ongoing focus for legislators and politicians at the federal, state, and local level and policies that deny entry into the U.S. for any reason could result in a decrease in the demand for our services. Legislation has also been proposed in numerous jurisdictions that could lower minimum sentences for some non-violent crimes and make more inmates eligible for early release based on good behavior. On December 21, 2018, then-President Trump signed legislation, known as The First Step Act, that reduces sentences for first-time offenders in possession of a gun when committing a crime, eliminates mandating life-time sentences for three-time offenders, provides judges more discretion in crafting sentences for some drug-related offenses, and allows offenders to seek a retroactive reduction in sentences affected by the disparity in the sentences for crack and powder cocaine cases narrowed by the Fair Sentencing Act of 2010. Although, under long-standing policy, CoreCivic does not draft, lobby for, promote, or in any way take a position on policies that determine the basis or duration of an individual's incarceration or detention, CoreCivic supported adoption of The First Step Act because the legislation aligns with our publicly stated commitment to advocate for a range of recidivism-reducing policies by providing additional resources to help ensure that incarcerated individuals are given the best possible chance to successfully return to their communities and stay out of prison. Also, the expansion of alternatives to incarceration and detention, such as electronic monitoring or the use of other technologies, may reduce the number of offenders who would otherwise be incarcerated or detained. Similarly, reductions in crime rates, increases in resources dedicated to preventing crime, reduced funding for law enforcement, or strained law enforcement resources could lead to a reduction in arrests, which could lead to a decrease in convictions and sentences requiring incarceration at correctional facilities.

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

Expectations about growth in the utilization of detention beds by the federal government may not be realized, which could negatively impact our stock price.

We currently expect demand from the federal government for our correctional and detention facilities to increase under the new presidential administration, particularly from ICE, as a result of anticipated changes in immigration policy and funding levels of our federal government partners charged with correctional and detention responsibilities. This anticipated increase in demand could result in higher utilization of our available capacity under existing contracts, as well as through new contracts utilizing our idle correctional and detention facilities or our other existing capacity. However, we can provide no assurance that the federal government will increase the utilization of our available capacity. Further, the activation of our idle correctional and detention facilities generally requires four to six months to hire, train, and prepare our facilities to accept residential populations, which could result in substantial expenses before we are able to realize additional revenue. If the demand from the federal government for our correctional and detention facilities is not realized or does not increase to levels generally expected in the marketplace, our stock price could decline.

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

Facility management contracts typically include reporting requirements, supervision, and on-site monitoring by representatives of the contracting governmental agencies. Additionally, governmental agencies with which we contract have the authority to audit and investigate our contracts with them. As part of that process, government agencies may review our performance of the contract, our pricing practices, our cost structure and our compliance with applicable performance requirements, laws, regulations and standards. The regulatory and contractual environment in which we operate is complex and many aspects of our operations remain subject to manual processes and oversight that make compliance monitoring difficult and resource intensive. In August 2024, the state of Tennessee was notified by letter that the DOJ was commencing an investigation under the Civil Rights Institutionalized Persons Act of conditions in our owned and operated Trousdale Turner Correctional Center, which we manage on behalf of the Tennessee Department of Corrections. We are cooperating with the investigation.

A governmental agency audit, review or investigation could result in a request to cure a performance or compliance issue, and if we are unable to, or otherwise fail to do so, the failure could lead to the imposition of monetary penalties or revenue deductions, or the termination of the contract in question and/or other contracts that we have with that governmental agency. Similarly, for contracts that actually or effectively provide for certain reimbursement of expenses, if an agency determines that we have improperly allocated costs to a specific contract, we may not be reimbursed for those expenses, and we could be required to refund the amount of any such expenses that have been reimbursed or pay liquidated damages. If a government audit asserts improper or illegal activities by us, we may be subject to civil and criminal penalties and administrative sanctions, including termination of contracts, forfeitures of profits, suspension of payments, fines and suspension or disqualification from doing business with certain government entities. In addition to the potential civil and criminal penalties and administrative sanctions, any adverse determination with respect to contractual or regulatory violations could negatively impact our reputation and our ability to bid in response to RFPs in one or more jurisdictions.

Failure to comply with facility contracts or with unique and increased governmental regulation could result in material penalties or non-renewal or termination of noncompliant contracts or our other contracts to provide or manage correctional, detention, and residential reentry facilities.

The industry in which we operate is subject to extensive federal, state, and local regulations, including educational, environmental, health care, data privacy, transportation, telecommunications, and safety regulations, which are administered by many regulatory authorities. Some of the regulations are unique to the corrections industry, some target private, for-profit entities by imposing location requirements, compliance requirements, elevated litigation risk and financial penalties only on private, for-profit correction and detention providers, and some are unique to government contractors. The combination of regulations we face is unique and complex. Facility management contracts typically include reporting requirements, supervision, and on-site monitoring by representatives of the contracting governmental agencies. Corrections and reentry personnel are customarily required to meet certain training standards and, in some instances, facility personnel are required to be licensed and subject to background investigation. Certain jurisdictions also require us to award subcontracts on a competitive basis or to subcontract with certain types of businesses, such as small businesses and businesses owned by members of minority groups. Our facilities are also subject to operational and financial audits by the governmental agencies with which we have contracts. Federal regulations also require federal government contractors to self-report evidence of certain forms of misconduct. We may not always successfully comply with these regulations and contract requirements, and failure to comply can result in material penalties, including financial penalties, non-renewal or termination of noncompliant contracts and/or our other facility contracts, exclusion from new contract procurement or RFP bidding, and suspension or debarment from contracting with certain government entities.

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

There also has been increasing focus by U.S. and foreign government authorities on environmental matters, such as climate change, the reduction of greenhouse gases and water consumption. In particular, the State of California passed the Climate Corporate Data Accountability Act and the Climate-Related Financial Risk Act that will impose broad climate-related disclosure obligations on certain companies doing business in California, starting in 2026. In March 2024, the SEC adopted new rules regarding climate-related disclosures; however, on April 4, 2024, the SEC issued an order staying the new rules pending the completion of ongoing judicial review. If ultimately implemented, such climate-related disclosure rules could significantly increase compliance burdens, associated regulatory costs, and complexity. New or revised laws and regulations or new interpretations of existing laws and regulations, such as those related to climate change, could affect the operation of our properties or result in significant additional expense and restrictions on our business operations.

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

We are subject to complex and evolving U.S. federal and state privacy laws and regulations, which sometimes conflict among the various jurisdictions where we do business. For example, we are subject to HIPAA, which requires us to protect the privacy and security of individually identifiable health information, known as “protected health information” and recognize individual rights related to understanding and controlling how health information is used or disclosed. Various states have passed laws pertaining to the processing of personal data that require companies, including us, to provide new disclosures and options to such persons about data collection, use and sharing practices. Some of these laws are already in effect, while others will go into effect during 2025. HIPAA and state laws require us to report data breaches to affected individuals, government regulators, and in certain cases involving large breaches, the media. Further, the U.S. federal government and a significant number of additional states are considering expanding or passing privacy laws in the near term. We are also subject to increasing legal requirements with respect to the use of artificial intelligence and machine learning applications and tools (including in relation to hiring and employment practices) and biometric information. These legal requirements are rapidly changing and are subject to uncertain application, interpretation and enforcement standards. Our current or future use of artificial intelligence or machine learning tools in our business operations could expose us to new or additional costs and risks, including the potential introduction of new vulnerabilities or cybersecurity risks within our information technology systems and the potential inadvertent or unauthorized release of confidential or protected health information resulting from the use (whether or not authorized) of artificial intelligence or machine learning tools by our employees, contractors, agents, representatives or affiliates. In addition, the artificial intelligence tools we may incorporate into certain aspects of our operations may not generate the intended efficiencies and may impact our business results.

The increasingly complex, restrictive and rapidly evolving regulatory environment at the federal and state level related to data privacy and data protection, including with respect to protected health information and the use of artificial intelligence, may require significant continued effort and cost, changes to our business and data processing practices and impact our ability to obtain and use data. These laws provide for civil penalties for violations, and some confer a private right-of-action to certain individuals for data breaches. Federal and state regulatory bodies, including the Federal Trade Commission and the California Privacy Protection Agency are engaging in enforcement investigations and actions with respect to privacy and data protection. There is no assurance that our security controls, training of employees on data privacy and data security, and policies, procedures and practices will prevent the improper use or disclosure of personal data. Our inability to adapt or comply with such legal requirements, or the improper use or disclosure of personal data in violation of data privacy laws could harm our reputation, cause loss of consumer confidence, subject us to government enforcement actions, or result in private litigation against us, which could result in loss of revenue, increased costs, liability for monetary damages, fines and/or criminal prosecution, all of which could have a material adverse impact on our business, financial position, results of operations and cash flows.

We depend on a limited number of governmental customers for a significant portion of our revenues.

We currently derive, and expect to continue to derive, a significant portion of our revenues from a limited number of governmental agencies. The three primary federal governmental agencies with correctional and detention responsibilities, ICE, the USMS, and the BOP accounted for 51% of our total revenues for the year ended December 31, 2024 ($1,001.9 million). For the year ended December 31, 2024, ICE, USMS, and the BOP accounted for 29% ($564.8 million), 21% ($406.4 million), and 2% ($30.7 million), respectively, of our total revenue. Although the revenue generated from each of these agencies is derived from numerous management contracts and various types of properties, i.e. correctional, detention, and reentry, the loss or substantial reduction in value of one or more of such contracts could have a material adverse impact on our financial condition, results of operations, and cash flows. We expect to continue to depend upon federal agencies, including ICE and the USMS, and a relatively small group of other governmental customers for a significant percentage of our revenues.

Additionally, the Private Prison EO directed the Attorney General to not renew DOJ contracts with privately operated criminal detention facilities. Two agencies of the DOJ, the BOP and the USMS, utilize our services. The BOP houses inmates who have been convicted, and the USMS is generally responsible for detainees who are awaiting trial. The Private Prison EO only applied to agencies that are part of the DOJ, which includes the BOP and USMS. We no longer operate any prison contracts for the BOP. ICE facilities were not covered by the Private Prison EO, as ICE is an agency of the DHS not the DOJ. For the year ended December 31, 2024, the USMS accounted for 21% ($406.4 million) of our total revenue.

Unlike the BOP, the USMS does not own detention capacity and relies on the private sector, along with various government agencies, for its detainee population. We currently have two detention facilities that have direct contracts with the USMS. Because of the lack of alternative bed capacity, one of the contracts was renewed upon its expiration in September 2023, and now expires in September 2028. The second direct contract expires in October 2025. On January 20, 2025, President Trump reversed the Private Prison EO. However, it is possible future administrations could issue similar executive orders restricting the use of private correctional and detention facilities by the federal government.

We are dependent upon our senior management and our ability to attract and retain sufficient qualified personnel.

The success of our business depends in large part on the ability and experience of our senior management. The unexpected loss of any of these persons could materially adversely affect our business and operations.

In addition, the services we provide are labor-intensive. The success of our business, and our ability to satisfy the staffing and operational performance requirements of our contracts, require that we attract, hire, develop and retain sufficient qualified personnel. When we are awarded a facility management contract or open a new facility, we must hire operating management, correctional officers, and other personnel. Our inability to hire sufficient qualified personnel on a timely basis, or experiencing excessive turnover or the loss of significant personnel at existing facilities, could adversely affect our business and operations. These risks may be intensified in the future if the federal government seeks to activate multiple idle facilities to carry out the immigration policies implemented under President Trump's second presidential administration. Many of our contracts include specific staffing requirements, and our failure to satisfy such requirements may result in the imposition of financial penalties or loss of contract.

We have experienced labor shortages and wage pressures in many markets across the country, and have provided wage increases to remain competitive. The challenges of recruiting and retaining staff has been and could continue to be exacerbated by the current labor market. Further, we have incurred incremental expenses to help ensure sufficient staffing levels under unique and challenging working conditions. These incremental investments have enabled us to increase overall staffing levels when necessary.

We achieved higher staffing levels during 2024 when compared to 2023 and, correspondingly, we were able to reduce our use of temporary incentives by $12.8 million as we continued to see improvement in our attraction and retention of facility staff in this challenging labor market. We believe these investments in our workforce have positioned us to manage the increased number of residents we began to experience when the remaining occupancy restrictions caused by the COVID-19 pandemic, most notably Title 42, were removed. We continued to invest in staffing resources during 2024, which has resulted in additional compensation and incremental expenses, and we expect to continue to invest in staffing resources, which may result in additional compensation and incremental expenses. Incremental expenses include, but may not be limited to, incentive payments to our front-line and field staff, temporary employee housing expenses and other travel related reimbursements, additional paid time off, off-cycle wage increases in certain markets to remain competitive, and registry nursing expenses. As the labor market improves and labor shortages and wage pressures are alleviated, we expect to further reduce our reliance on these temporary incentives. While we have achieved recent successes, the benefits of our investments in staffing may not be sustained, and labor shortages could intensify again in the future, especially if multiple facility activations are required in certain geographical areas creating a higher demand for labor, which could adversely affect our results of operations, financial condition and cash flows.

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

As of December 31, 2024, we employed 11,649 full- and part-time employees, including employees with our transportation and electronic monitoring subsidiaries, TransCor and Recovery Monitoring Solutions Corporation, respectively. Approximately 2,115 of our employees at 13 of our facilities, or approximately 18.2% of our workforce, are represented by labor unions. All of our collective bargaining agreements contain no-strike clauses that bind the unions and the bargaining unit employees. Work stoppages at any of our facilities are exceedingly rare. In the opinion of management, overall employee relations are good. New executive orders, administrative rules and changes in National Labor Relations could increase organizing activity at locations where employees are currently not represented by a labor organization. Increases in organizational activity or any future work stoppages could have an adverse impact on our business, financial condition, or results of operations.

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

Our ownership of correctional, detention, and residential reentry facilities subjects us to risks typically associated with investments in real estate. Investments in real estate and, in particular, correctional and detention facilities have limited or no alternative use and thus are relatively illiquid. Therefore, our ability to divest ourselves of one or more of our facilities promptly in response to changing conditions is limited. Investments in real estate properties subject us to risks involving potential exposure to environmental liability and uninsured loss. Our operating costs may be affected by the obligation to pay for the cost of complying with existing environmental laws, ordinances and regulations, as well as the cost of complying with future legislation. In addition, although we maintain insurance for many types of losses, there are certain types of losses, such as losses from earthquakes, fires, hurricanes, floods and acts of terrorism, which may be either uninsurable or for which it may not be economically feasible to obtain insurance coverage in light of the substantial costs associated with such insurance. As a result, we could lose both our capital invested in, and anticipated profits from, one or more of the properties we own. Further, it is possible to experience losses that may exceed the limits of insurance coverage.

The primary risk we face for asset impairment charges is associated with real estate that we own. As of December 31, 2024, we had $2.1 billion in property and equipment, including $319.0 million in long-lived assets at seven idled CoreCivic Safety facilities, one idled non-core CoreCivic Safety facility, one idled CoreCivic Community facility, and two idled CoreCivic Properties correctional facilities. We can provide no assurance that we will be able to secure agreements to utilize our idle properties, or that we will not incur impairment charges in the future.

Certain of our facilities are subject to options to purchase and reversions. Nine of our facilities are subject to an option to purchase by certain governmental agencies. Such options are exercisable by the corresponding contracting governmental entity generally at any time during the term of the respective facility contract. Certain of these purchase options are based on the depreciated book value of the facility, which essentially could result in the transfer of ownership of the facility to the governmental agency at the end of the life used for accounting purposes, while other options to purchase are exercisable at prices below fair market value. See "Business – Facility Portfolio." If any of these options are exercised, there exists the risk that we will be unable to invest the proceeds from the sale of the facility in one or more properties that yield as much cash flow as the property acquired by the government entity. In addition, in the event any of these options is exercised, there exists the risk that the contracting governmental agency will terminate the management contract associated with such facility. For the year ended December 31, 2024, the nine facilities currently subject to these options generated $344.6 million in revenue (17.6% of total revenue) and incurred $302.4 million in operating expenses.

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

Components of our business depend significantly on effective information systems and technologies, some of which are provided and/or maintained by third parties. As with any organization that relies on technology to deliver products and services, we face a variety of technology-related risks that could materially impact our operations, financial performance, and reputation. As a matter of course, we may store, transmit, or process the personal information of offenders, employees and other persons as required to provide our services and such personal information or other data may be hosted or exchanged with our government partners and other third-party providers. In response to these risks, we employ industry standard administrative, technical and physical safeguards designed to meet data protection and availability requirements; however, specific examples of risks we face include:

•
Cybersecurity threats: Our systems and data are subject to the potential for cyberattacks including unauthorized access, data breaches, and malicious software. Any such incidents could result in the loss of sensitive information, significant operational disruptions, legal liability, and reputational harm.
•
Technology infrastructure failures: Our reliance on complex technology infrastructure creates risks associated with potential failure of hardware, software, or network components. Such failures could lead to loss of customer trust and incur significant recovery costs.
•
Rapid technological changes: The rapid paces of technological advancements may render our current technologies obsolete or less competitive. We must continually invest in and adopt technology to meet evolving market demands and customer expectations or requirements. Failure to do so may adversely affect our market position.
•
Third-party vendor risks: We depend on third-party vendors for critical technology services, including cloud storage, data processing, and software development. Any disruption in service, cyberattack or failure on the part of these vendors could impact our ability to operate effectively and meet customer needs.
•
Regulatory compliance: Our industry sector is subject to a variety of regulations concerning data privacy, cybersecurity, and technology usage. Non-compliance with these regulations, whether existing or new, could lead to legal penalties, reputational damage, and operational restrictions.
•
Intellectual property loss: Our ability to protect our technological innovation and proprietary information is critical. Infringement on our intellectual property rights or failure to adequately protect our technologies may lead to competitive disadvantages and financial losses.
•
User adoption and experience: The success of our technology solutions relies on user adoption and satisfaction. If our technologies fail to meet user expectations or if we encounter significant resistance to new technologies, our growth and revenue may be adversely affected.
•
Force majeure: Unforeseeable circumstances or circumstances beyond our controls such as geopolitical conflicts, natural disasters, etc. may cause significant operational disruptions, which could result in material recovery costs or loss of customer confidence.

The current cybersecurity threat environment presents increased risk for all companies, including companies in our industry. We, our employees, government partners, and third parties are regularly the target of cyberattacks and other attempts to breach, or gain unauthorized access to, our information systems and databases. Moreover, given the current cybersecurity threat environment, we expect the volume and intensity of cyberattacks and attempted intrusions to continue to increase in the future. Cybersecurity threats and techniques used in cyberattacks may be pervasive, sophisticated and difficult to prevent, including, computer viruses, malicious or destructive code (such as ransomware), social engineering (including phishing, vishing and smishing), denial of service or information or security breach tactics that could result in disruptions to our business and operations, unauthorized disclosure, release, gathering, monitoring, misuse, loss or destruction or theft of confidential, proprietary or other information, including intellectual property of ours, our employees or of third parties. Cyberattacks are carried out on a worldwide scale and by a growing number of cyber actors, including organized crime groups, hackers, terrorist organizations, extremist parties, hostile foreign governments, state-sponsored actors, activists, disgruntled employees and other third parties. For example, several well-known companies have recently disclosed high-profile security breaches involving sophisticated and highly targeted attacks on their company's infrastructure or their customers' data, which were not recognized or detected until after such companies had been affected notwithstanding the preventive measures they had in place. In addition, since Russia's invasion of Ukraine and the conflict in Israel and the surrounding areas, many companies have experienced heightened cybersecurity risks. Cybersecurity threats and the techniques used in cyberattacks change, develop and evolve rapidly, including from emerging technologies, such as advanced forms of artificial intelligence, machine learning and quantum computing by making fraud detection more difficult, particularly with detection devices that use voice recognition or authentication. Further, the information systems of third parties upon which we rely in connection with our business, such as vendors, suppliers, government partners, and other third-party service providers, could be comprised in a manner that adversely affects us and our information systems. Additionally, the failure of our employees to exercise sound judgment and vigilance when targeted by social engineering or other cyberattacks may increase our vulnerability.

There is no assurance that the security measures we take to reduce the risk of such incidents and protect our systems will be sufficient. Any cyberattack, data breach, security breach, or other security incident resulting in the interruption, delay, compromise or failure of our services or information systems, or the misappropriation, loss, or other unauthorized disclosure of personal data or confidential information, including confidential information about our employees or those entrusted to our care, or other proprietary information, including intellectual property, whether by us directly, our vendors, our employees, our government partners, those entrusted to our care, or our third-party service providers, could damage our reputation, expose us to the risks of litigation and liability, result in significant monetary penalties and/or regulatory actions for violation of applicable laws or regulations, disrupt our business and result in significant costs for investigation and notification regarding the incident and remedial measures to prevent future occurrences and mitigate past violations, result in lost business, or otherwise adversely affect our results of operations. Moreover, any significant cybersecurity incident could require us to devote significant management time and resources to address such incident, interfere with our pursuit of other important business strategies and initiatives, and cause us to incur additional expenditures, which could be material. There is no assurance that any remedial actions will meaningfully limit the success of future attempts to breach our information systems, particularly because malicious actors are increasingly sophisticated and utilize tools and techniques specifically designed to circumvent security measures, avoid detection and obfuscate forensic evidence, which means that we may be unable to identify, investigate or remediate effectively or in a timely manner. Although we maintain cybersecurity insurance covering certain security and privacy damages and claim expenses, we may not carry insurance or maintain coverage sufficient to compensate for all liability and in any event, insurance coverage would not address the reputational damage that could result from a security incident.

We are subject to risks related to corporate social responsibility.

The integration of ESG factors in making investment decisions is relatively new; frameworks and methods used by investors for assessing ESG policies are not fully developed and vary considerably among the investment community; and investor, societal and political sentiments on ESG, both as to particular ESG factors and as to its general relevance to investors and their decisions, continue to evolve. In March 2024, the SEC adopted new rules regarding climate-related disclosures; however, on April 4, 2024, the SEC issued an order staying the new rules pending the completion of ongoing judicial review. If ultimately implemented, such climate-related disclosure rules could significantly increase associated regulatory obligations and legal and reputational risk. Additionally, the State of California's Climate Corporate Data Accountability Act and the Climate-Related Financial Risk Act will impose broad climate-related disclosure obligations on certain companies doing business in California, including us, starting in 2026. During 2024, we issued our sixth ESG report, which broadly describes how we attempt to deliver on our service commitment to our government and other third-party partners and manage our operations responsibly and ethically. The policies and practices we summarize in our ESG reporting, whether they relate to the standards we set for ourselves or ESG criteria established by third parties, and whether or not we meet such standards, may influence our reputation. For example, the perception held by the general public, our governmental partners, vendors, suppliers, other stakeholders, or the communities in which we do business may depend, in part, on the standards we have chosen to aspire to meet, whether or not we meet these standards on a timely basis or at all, and whether or not we meet external ESG factors they deem relevant. Nonetheless, the subjective and evolving nature and wide variety of methods and processes used by various stakeholders, including investors, to assess a company with respect to ESG criteria can result in the perception of negative ESG factors or a misrepresentation of our ESG policies and practices. Our failure, or perceived failure, to meet expectations on ESG reporting, achieve meaningful progress on ESG-related policies and practices, address stakeholder expectations or meet ESG criteria set by third parties on a timely basis, or at all, could adversely affect our business, results of operations, financial condition and cash flows.

By electing to voluntarily publicize ESG-related information and our approach to ESG standards, our business may also face increased scrutiny related to ESG activities. As a result, our reputation could be harmed if we fail to meet goals we share, report accurate data or act in a manner deemed appropriate or responsible in light of shifting social and political standards and perspectives in the areas in which we report, such as safety and security, human rights, diversity, quality assurance, community engagement, and environmental sustainability. Any harm to our reputation resulting from sharing information, setting goals, attempting to meet external standards set by third-parties or our failure or perceived failure to meet such standards or act in a manner that meets evolving societal and political perspectives could impact, among other things: employee retention; the willingness of our governmental partners, vendors and suppliers to do business with us; investors willingness or ability to purchase or hold our securities; or our ability to access capital, any of which could adversely affect our business, results of operations, financial condition and cash flows. Our ESG report is not incorporated by reference into and does not form any part of this Annual Report.

As an owner and operator of correctional, detention, and residential reentry facilities, we are subject to risks relating to acts of God, outbreaks of epidemic or pandemic disease, global climate change, terrorist activity and war.

We may encounter staffing constraints as well as costs and expenses associated with owning and/or operating our correctional, detention, and residential reentry facilities as a result of acts of God, outbreaks of epidemic or pandemic disease, global climate change (including the potential for increased inclement weather and natural disasters), wars and other geopolitical conflicts (including between Ukraine and Russia and Israel and the surrounding areas) and the potential for war, terrorist activity (including threats of terrorist activity), political unrest, geopolitical uncertainty and other forms of civil strife, in or around locations where we own and/or operate significant properties. These events could have an adverse impact on our business, financial condition, results of operations or the market price of our common stock.

Risks Related to Our Indebtedness

Our indebtedness could adversely affect our financial health and prevent us from fulfilling our obligations under our debt securities.

We have a significant amount of indebtedness. As of December 31, 2024, we had total indebtedness of $997.4 million. Our indebtedness could have important consequences. For example, it could:

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

Our Bank Credit Facility, indentures related to our senior notes, and other debt instruments have restrictive covenants that could limit our financial flexibility.

The indentures related to our New 8.25% senior notes due 2029, and our 4.75% senior notes due 2027, collectively referred to herein as our senior notes, and the credit agreement related to our Bank Credit Facility, contain restrictive covenants that limit our ability to engage in activities that may be in our long-term best interests. Our Bank Credit Facility requires us to comply with certain financial covenants, including leverage and fixed charge coverage ratios. The Bank Credit Facility includes other restrictions that, among other things, limit our ability to incur indebtedness; grant liens; engage in mergers, consolidations and liquidations; make asset dispositions, make restricted payments and investments; issue disqualified stock; enter into transactions with affiliates; and amend, modify or prepay certain indebtedness. The indentures related to our senior notes contain limitations on our ability to effect mergers and change of control events, as well as other limitations on our ability to create liens on our assets. The indenture related to our New 8.25% senior notes due 2029 additionally limits our ability to incur indebtedness, make restricted payments and investments and prepay certain indebtedness.

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

Our Bank Credit Facility is secured by a pledge of all of the capital stock (or other ownership interests) of our domestic restricted subsidiaries, 65% of the capital stock (or other ownership interests) of our "first-tier" foreign subsidiaries, all of our accounts receivable and those of our domestic restricted subsidiaries, and substantially all of our deposit accounts and those of our domestic restricted subsidiaries. In the event that (a) the consolidated total leverage equals or exceeds 4.25 to 1.00 or (b) we incur certain debt above a specified threshold, certain intangible assets and unencumbered real estate assets that meet a 50% loan-to-value requirement are required to be added as collateral. Subject to compliance with the restrictive covenants under our existing indebtedness, we may incur additional indebtedness secured by existing or future assets of ours or our subsidiaries. In the event of a default under our Bank Credit Facility or any other secured indebtedness, or if we experience insolvency, liquidation, dissolution or reorganization, the holders of our secured debt would be entitled to payment from their collateral security, and after that the holders of our unsecured debt (including the holders of any deficiency remaining after application of collateral to secured debt) would be entitled to payment from our remaining assets. In such an event, there can be no assurance that we would have sufficient assets to pay amounts due to holders of our unsecured debt, and unsecured debtholders may receive less than the full amount to which they are entitled.

Servicing our indebtedness will require a significant amount of cash or may require us to refinance our indebtedness before it matures. Our ability to generate cash depends on many factors beyond our control and there is no assurance that we will be able to refinance our debt on acceptable terms, or at all.

Currently, our term loan and revolving credit facility both mature in October 2028. We also have outstanding $500.0 million in aggregate principal amount of our New 8.25% senior notes due 2029, and $238.5 million in aggregate principal amount of our 4.75% senior notes due 2027. In addition, we have $140.2 million outstanding under a non-recourse mortgage note with an interest rate of 4.43% maturing in 2040. Our ability to make payments on our indebtedness, to refinance our indebtedness, and to fund planned capital expenditures will depend on our ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory, and other factors that are beyond our control.

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

We are required to repurchase all or a portion of our senior notes upon a change of control, and the debt under our Bank Credit Facility is subject to acceleration upon a change of control.

Upon certain change of control events, as that term is defined in the indentures for our senior notes, including a change of control caused by an unsolicited third party, we are required to make an offer in cash to repurchase all or any part of each holder's notes at a repurchase price equal to 101% of the principal thereof, plus accrued interest. The source of funds for any such repurchase would be our available cash or cash generated from operations or other sources, including borrowings, sales of equity or funds provided by a new controlling person or entity. Sufficient funds may not be available to us, however, at the time of any change of control event to repurchase all or a portion of the tendered notes pursuant to this requirement. Our failure to offer to repurchase notes, or to repurchase notes tendered, following a change of control will result in a default under the respective indentures, which could lead to a cross-default under our Bank Credit Facility and under the terms of our other indebtedness. A change in control (as described in our Bank Credit Facility), is also a default under our Bank Credit Facility, entitling the lenders to refuse to make further extensions of credit thereunder and to accelerate the maturity of the debt outstanding under the Bank Credit Facility. Prior to repurchasing the notes upon a change of control event, we must either repay outstanding indebtedness under our Bank Credit Facility or obtain the consent of the lenders under our Bank Credit Facility. If we do not obtain the required consents or repay our outstanding indebtedness under our Bank Credit Facility, we would effectively be prevented from offering to repurchase the notes, which would cause a default under the indentures governing the notes.

Despite current indebtedness levels, we may still incur more debt.

The terms of the indentures for our senior notes and our Bank Credit Facility restrict our ability to incur indebtedness; however, we may nevertheless incur additional indebtedness in the future, and in the future, we may refinance all or a portion of our indebtedness, including our Bank Credit Facility indebtedness, and may incur additional indebtedness as a result so long as we comply with the limitations in our senior notes and Bank Credit Facility while they are in effect. As of December 31, 2024, we had $257.0 million of additional borrowing capacity available under our revolving credit facility. The Bank Credit Facility includes an option to increase the availability under the revolving credit facility and to request term loans from the lenders in an aggregate amount not to exceed the greater of (a) $200.0 million and (b) 50% of consolidated EBITDA for the most recently ended four-quarter period, subject to, among other things, the receipt of commitments for the increased amount. In addition, so long as we comply with the limitations in our senior notes and Bank Credit Facility while they are in effect, we may incur additional debt from time to time when we determine that market conditions and the opportunity to utilize the proceeds therefrom are favorable. If new debt is added to our and our subsidiaries' current debt levels, the related risks that we and they now face could intensify.

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

We have incurred and expect in the future to incur indebtedness that bears interest at variable rates, including indebtedness under our Bank Credit Facility. Accordingly, rising interest rates increase our interest costs, which could have an adverse impact on us and our ability to pay down our debt, return capital to our stockholders and pay maturing debt or cause us to be in default under certain debt instruments.

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
•
changes in government policy, legislation and regulations that affect utilization of the private sector for corrections, detention, and residential reentry services including, but not limited to, immigration policies and government funding proposals;
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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 1C. CYBERSECURITY.

Cybersecurity Risk Management and Strategy

We recognize the importance of developing, implementing and maintaining the integrity of our information technology systems and safeguarding the personal data and confidential information we receive, process or transmit, and store in any format. We have a cybersecurity risk management program, which we refer to as our information security risk management program, in place designed to assess, identify, and manage material risks from cybersecurity threats to our information, data, or information technology systems utilizing a defense-in-depth security strategy that integrates our staff, technology, and operations to establish various security barriers across multiple layers of our operations. Our information security risk management program is designed to employ industry standard practices across our operations and business functions, including access controls, monitoring and analysis of the threat environment, vulnerability assessments, and third-party cybersecurity risks; resilience through detecting and responding to cybersecurity events, incidents, and data disclosures or breaches, business continuity, and disaster recovery capabilities; and investments in cybersecurity infrastructure and technology needs. Key aspects of our information security risk management program include, but are not limited to, the following:

•
Surveillance controls and technical protective capabilities, including a centralized security incident event management system, or SIEM, continuous threat detection and response monitoring, and full incident response;
•
Routine cybersecurity training for all employees, including social engineering techniques, simulated phishing campaigns, physical access such as tailgating, privacy or handling of sensitive data, and other related topics;
•
Established policies and procedures that govern information security and cybersecurity which apply to all employees and information systems we control;
•
Business continuity, incident response, and disaster recovery procedures, including routine tabletop incident response exercises, disaster recovery tests, unannounced penetration tests, and security control assessments;
•
Network, infrastructure, and application security such as database activity monitoring, encryption, secure file transfer protocols, and application firewalls; and
•
Maintaining cybersecurity insurance covering certain security and privacy damages and claim expenses resulting from cybersecurity incidents (we periodically meet with our insurer to discuss trends in cybersecurity).

We engage third parties in connection with assessing, identifying and managing our cybersecurity risks, including, but not limited to, the following:

•
Incident response expertise to provide intelligence-based cybersecurity solutions and services to assist us with preparing for, investigating, and responding to cybersecurity incidents, including attacks that target on premise, cloud, and critical infrastructure environments;
•
Annual security program assessment of the controls, maturity and performance of our information security risk management program and the information security risks associated with our technology and business systems;
•
External and internal penetration and intrusion testing using industry standard tools and techniques;

•
Compliance assessments with certain information security standards required under some of our federal contracts;
•
Established cadence of reviews, reporting and coordination with government agencies to review cybersecurity metrics, findings and any applicable remediation efforts in accordance with the National Institute of Standards and Technology Cybersecurity Framework, or NIST CSF; and
•
Review processes and procedures designed to control access to information systems as part of our Sarbanes-Oxley Act, or SOX, testing.

In addition to the third parties described above, we regularly engage consultants, advisors, service providers and other third parties to help develop and manage our information security risk management program. Further, our internal audit team conducts annual assessments of our information security risk management program and controls.

To help identify and manage cybersecurity and information security risks associated with our use of third-party service providers, we have implemented processes to assess third-party systems which could be compromised in a manner that adversely impacts us and our technology systems. We conduct diligence of significant third-party service providers who will have access to our data or information technology systems and incorporate certain cybersecurity protections in our engagement contracts with such providers. In addition, we require such third-party service providers to promptly notify us of any actual or suspected breach impacting our data or operations.

Our information security risk management program is designed to, among other things, assess, identify and manage material risks from cybersecurity threats. Cybersecurity risks we face include cyberattacks, computer viruses, malicious or destructive code (such as ransomware), social engineering (including phishing, vishing and smishing), denial of service to information or security breach tactics as well as attacks to our website, financial applications, operational technology, telecommunications and human resources data. Our information security risk management program includes technology and processes designed to maintain active awareness of risks to the security of our information or systems. We do not believe that any risks we have identified to date from cybersecurity threats, including as a result of any previous cybersecurity incidents, have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations or financial condition. However, we cannot ensure that future cybersecurity incidents will not materially affect our business strategy, results of operations or financial condition.

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

Governance

Our information security risk management program is integrated into our overall risk management program. Our BOD has a formalized enterprise risk management program, or ERM Program, which the Risk Committee of the BOD, or Risk Committee, on behalf of the BOD and the Audit Committee of the BOD, oversees. Our ERM Program addresses the identification, prioritization and assessment of a broad range of risks (e.g., cybersecurity, financial, operational, business, reputational, governance and managerial), and the formulation of plans to develop and improve controls for managing these risks or mitigating their effects in an integrated effort involving our BOD, relevant committees of the BOD, management, and other personnel. Our ERM Program is led by our General Counsel and is a component of management’s strategic planning process. Our BOD and Risk Committee have primary oversight responsibility regarding our information security risk management program. Our BOD and Risk Committee each receives regular and frequent updates on cybersecurity and information technology matters from management (including our Chief Information Officer, or CIO) and, periodically, from outside experts. For example, the CIO provides reports to our BOD, Technology Steering Committee and Risk Committee regarding information security risks, as well as plans and strategies to mitigate those risks, on a periodic basis.

In addition, our Enterprise Risk Council, or ERC, is a management-level team comprised of a select group of executive officers, vice presidents, and senior managers overseeing risk, which is responsible for managing enterprise risks and planning and organizing the activities of our organization to minimize the effects of risk on our business, operations and financial results. The ERC is led by our General Counsel and our Managing Director, Litigation & Risk Management. The ERC coordinates enterprise risk management reports to the Risk Committee and/or our BOD. Further, the Risk Committee reviews management’s information security risk management program controls, including management’s assessment of recent information security incidents meeting certain criteria.

We also have a Technology Steering Committee that assists with fulfilling oversight responsibilities of information technology risks, including cybersecurity risks. The Technology Steering Committee is comprised of our executive officers and relevant business leaders from the information security, information technology, legal, human resources, audit, finance, communication and risk functions, and identifies, defines, manages and measures information technology and cybersecurity risks applicable to us on an enterprise level. The Technology Steering Committee meets quarterly, and reviews all cybersecurity risks and incidents meeting certain criteria, and provides oversight with respect to cybersecurity matters at a management level. Further, the Technology Steering Committee reviews management’s information security risk management program controls meeting certain criteria.

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

As mentioned above, our SIEM tool monitors threat detection and response continuously. Identified threats create alerts which are monitored and addressed by our information technology team in accordance with internal policies, industry standard practices, and regulatory requirements. Audit logs of external security threats are reviewed weekly as part of general event threat intelligence monitoring procedures. Other ongoing monitoring includes data from our information services team, which maintains an audit trail to detect risks in areas such as unauthorized local connections, network use and remote connections. Vulnerability scans are performed frequently and are supplemented on an ad-hoc basis for specific threats or to test patch status.

Our Sr. Director, Information Security and Privacy Compliance, prepares an incident summary and collaborates with the CIO to conduct an initial assessment of information and cybersecurity incidents. They perform an impact assessment with respect to information or cybersecurity incidents meeting certain criteria and elevate the review of any such information or cybersecurity incidents for review by our executive officers.

Cybersecurity incidents meeting certain criteria are escalated to our Disclosure Committee for SEC disclosure consideration. The materiality of any cybersecurity incident is ultimately evaluated and determined by our Disclosure Committee in collaboration with our CIO. Our Disclosure Committee is comprised of our executive officers, our CIO, our Chief Ethics and Compliance Officer, and relevant business leaders from our finance and legal departments. The Disclosure Committee is presented with a detailed overview of the cybersecurity incident by the CIO. The Disclosure Committee then evaluates the cybersecurity incident and its potential materiality based on SEC guidance and by considering relevant quantitative and qualitative factors.

We have also adopted a cybersecurity incident response plan which provides for controls and procedures in connection with cybersecurity incidents, including these escalation procedures.

At a management level, our information security risk management program is led by our CIO, along with our Sr. Director, Information Security and Privacy Compliance. As of the date of this Annual Report, our Technology Department, led by our CIO, along with our Sr. Director, Information Security and Privacy Compliance, is comprised of nearly 100 technology professionals, with currently 11 of such technology professionals exclusively dedicated to cybersecurity. These security professionals have an average information security/cybersecurity tenure of 6 years and over 30 active certifications from ISC2, ISACA, CompTIA and other industry certification leaders including certifications such as CISSP, CISM, Security+, and CEH, among other advanced Cybersecurity and Technology degrees, tool and process specific certifications, and cybersecurity related work experience. Our Technology Department stays current on cybersecurity issues and trends through continuing education activities such as conferences and participating in webinars, maintaining continuous education requirements for certification bodies, as well as through the monitoring of security and vendor feeds on cybersecurity trends and threats.

ITEM 2. PROPERTIES.

The properties we owned at December 31, 2024 are described under Item 1 and in Note 3 of the Notes to the Consolidated Financial Statements contained in this Annual Report, as well as in Schedule III in Part IV of this Annual Report.

ITEM 3. LEGAL PROCEEDINGS.

The information required under this item can be found in Note 14 of the Notes to the Consolidated Financial Statements contained in this Annual Report and is incorporated by reference in this Part I, Item 3.

ITEM 4. MINE SAFETY DISCLOSURES.

None.

PART II.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Price of and Distributions on Capital Stock

Our common stock is traded on the New York Stock Exchange, or NYSE, under the symbol "CXW." On February 11, 2025, the last reported sale price of our common stock was $18.04 per share and there were approximately 2,300 registered holders and approximately 43,000 beneficial holders, respectively, of our common stock.

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

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
October 1, 2024 - October 31, 2024	—	$—	—	$177,897,710
November 1, 2024 - November 30, 2024	—	$—	—	$177,897,710
December 1, 2024 - December 31, 2024	420,007	$21.43	420,007	$168,898,744
Total	420,007	$21.43	420,007	$168,898,744

(1) During 2022, the BOD approved a share repurchase program to repurchase up to $225.0 million of the Company's common stock. On May 16, 2024, the BOD authorized an increase to the share repurchase program to which the Company may purchase up to an additional $125.0 million in shares of the Company's outstanding common stock, increasing the total aggregate authorization to up to $350.0 million. Repurchases of the Company's outstanding common stock will be made in accordance with applicable securities laws and may be made at the Company's discretion based on parameters set by the BOD from time to time in the open market, through privately negotiated transactions, or otherwise. The share repurchase program has no time limit and does not obligate the Company to purchase any particular amount of its common stock. The authorization for the share repurchase program may be terminated, suspended, increased or decreased by the BOD in its discretion at any time. As of December 31, 2024, the Company had repurchased a total of 14.5 million shares of the Company's common stock at an aggregate cost of approximately $181.1 million.

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

As of December 31, 2024, through our CoreCivic Safety segment, we operated 42 correctional and detention facilities, 38 of which we owned or controlled via a long-term lease, with a total design capacity of approximately 62,000 beds. Through our CoreCivic Community segment, we operated 21 residential reentry centers, which we owned or controlled via a long-term lease, with a total design capacity of approximately 4,000 beds. In addition, through our CoreCivic Properties segment, we owned 6 properties, with a total design capacity of approximately 10,000 beds. We are the nation's largest owner of partnership correctional, detention, and residential reentry facilities and one of the largest prison operators in the United States. Our size and experience provide us with significant credibility with our current and prospective customers, and enable us to generate economies of scale in purchasing power for food services, health care and other supplies and services we offer to our government partners.

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

On January 26, 2021, then-President Biden issued the Executive Order on Reforming Our Incarceration System to Eliminate the Use of Privately Operated Criminal Detention Facilities, or the Private Prison EO. The Private Prison EO directed the Attorney General to not renew United States Department of Justice, or DOJ, contracts with privately operated criminal detention facilities. Two agencies of the DOJ, the United States Federal Bureau of Prisons, or BOP, and the United States Marshals Service, or USMS, utilize our services. The BOP houses inmates who have been convicted, and the USMS is generally responsible for detainees who are awaiting trial. The Private Prison EO only applied to agencies that are part of the DOJ, which includes the BOP and USMS. We no longer operate any prison contracts for the BOP. U.S. Immigration and Customs Enforcement, or ICE, facilities were not covered by the Private Prison EO, as ICE is an agency of the Department of Homeland Security, or DHS, not the DOJ. For the years ended December 31, 2024 and 2023, the USMS accounted for 21% ($406.4 million) and 21% (400.4 million), respectively, of our total revenue.

Unlike the BOP, the USMS does not own detention capacity and relies on the private sector, along with various government agencies, for its detainee population. We currently have two detention facilities that have direct contracts with the USMS. Because of the lack of alternative bed capacity, one of the contracts was renewed upon its expiration in September 2023, and now expires in September 2028. The second direct contract expires in October 2025. On January 20, 2025, President Trump reversed the Private Prison EO. However, it is possible future administrations could issue similar executive orders restricting the use of private correctional and detention facilities by the federal government.

In March 2020, the World Health Organization declared the outbreak of COVID-19 as a pandemic. As a result, in the first quarter of 2020, the federal government decided to deny entry at the United States southern border to asylum-seekers and anyone crossing the southern border without proper documentation or authority in an effort to contain the spread of COVID-19, a policy known as Title 42. This policy resulted in a reduction to the number of people ICE detained, including in our detention facilities. The financial impact was somewhat mitigated by fixed monthly payments from ICE at certain of our facilities, to ensure ICE has adequate bed capacity in the event of a surge in the future. Based on COVID-19 trends, the DHS allowed Title 42 to expire on May 11, 2023, which has resulted in an increase in the number of undocumented people permitted to enter the United States claiming asylum, and has resulted in an increase in the number of people apprehended and detained by ICE. During 2023, revenue from ICE was $565.5 million compared to $579.5 million during 2019, prior to the implementation of Title 42. During the year ended December 31, 2024, revenue from ICE was $564.8 million. Our revenue from ICE was negatively impacted during the year ended December 31, 2024, by the termination of an inter-governmental service agreement, or IGSA, for the 2,400-bed South Texas Family Residential Center, or STFRC, effective August 9, 2024, a facility we leased from a third-party.

We believe the short- and long-term growth opportunities of our business remain attractive as government agencies consider their emergent needs, as well as the efficiency and offender programming opportunities we provide as flexible solutions to satisfy our partners' needs. We have been in discussions with ICE to utilize additional bed capacity in our portfolio at facilities with existing contracts, and have responded to their requests for information and requests for proposals, or RFPs, for activation of certain of our idle facilities. We have also been in discussions with several state and county government agencies that have experienced challenges in staffing their public-sector facilities and are seeking solutions from the private sector. Further, several of our existing government partners, as well as prospective government partners, have been experiencing growth in offender populations and overcrowded conditions. Governments are continuing to assess their need for correctional space, and several are continuing to consider alternative correctional capacity for their aged or inefficient infrastructure, or are seeking cost savings by utilizing the private sector, which could result in increased future demand for the solutions we provide. For example, on September 25, 2023, we announced that we signed a management contract with Hinds County, Mississippi to care for up to 250 adult male pre-trial detainees at our 2,672-bed Tallahatchie County Correctional Facility in Tutwiler, Mississippi. The initial contract term is for two years, which may be extended for an additional year upon mutual agreement. In addition, on November 16, 2023, we announced that we signed a management contract with the state of Wyoming to care for up to 240 male inmates at the Tallahatchie facility. The term of the contract runs through June 30, 2026. Also on November 16, 2023, we announced that we signed a contract with Harris County, Texas, to care for up to 360 male inmates at the Tallahatchie facility. Upon mutual agreement, Harris County may access an additional 360 beds at the facility. The initial contract term began on December 1, 2023, and was recently renewed for an additional one-year term, which commenced December 1, 2024. Following the recent renewal, the contract may be extended at Harris County's option for up to three additional one-year terms. In addition to the recent contracts with Hinds County, the state of Wyoming, and Harris County, we currently care for residents from the USMS, the state of Vermont, the U.S. Virgin Islands, and Tallahatchie County at the Tallahatchie facility, which demonstrates the flexible solutions that we provide. On November 14, 2023, we announced that we signed a management contract with the state of Montana to care for up to 120 inmates at our 1,896-bed Saguaro Correctional Facility in Eloy, Arizona. The contract is scheduled to expire on October 31, 2025, and may be extended by mutual agreement for a total term of up to seven years. In addition, on August 1, 2024, we entered into a second management contract with the state of Montana to care for an unspecified number of inmates at facilities we operate. The second contract is scheduled to expire on July 31, 2026, and may be extended by mutual agreement for a total term of up to seven years. As of December 31, 2024, we cared for approximately 245 inmates from the state of Montana at our Saguaro facility. We also care for residents from the state of Hawaii and the state of Idaho at the Saguaro facility. On January 16, 2025, we announced that we were awarded a new management contract with the state of Montana to care for additional inmates outside the state of Montana, with 240 inmates expected to arrive at our Tallahatchie facility during the first quarter of 2025. We also manage the fully occupied company-owned Crossroads Correctional Center in Shelby, Montana for the state of Montana pursuant to a separate management contract.

Further, in December 2021, the state of Arizona awarded us a contract for up to 2,706 inmates at our 3,060-bed La Palma Correctional Center in Arizona, which commenced in April 2022. We are not aware of a larger prison contract awarded to the private sector by any state in over a decade. In August 2022, we completed the sale of the 1,978-bed McRae Correctional Facility to the Georgia Building Authority in order to update its aged and inefficient public sector correctional infrastructure.

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

We also believe that having beds immediately available to our partners provides us with a distinct competitive advantage when bidding on new contracts. We believe the most significant opportunities for growth are in providing our government partners with available beds within facilities we currently own or that we will develop. Over the long-term, we would like to see meaningful utilization of our available capacity and better visibility from our customers into their potential future needs before we develop new correctional or detention capacity on a speculative basis. We will, however, respond to customer demand and may develop, expand, or acquire correctional and detention facilities when we believe potential long-term returns justify the capital deployment. We also believe that owning the facilities in which we provide management services enables us to more rapidly replace business lost compared with managed-only facilities, since we can offer the same beds to new and existing customers and, with customer consent, may have more flexibility in moving our existing populations to facilities with available capacity. Our management contracts generally provide our customers with the right to terminate our management contracts at any time without cause.

We are actively engaged in marketing our available capacity as solutions to meet the needs of potential customers. Historically, we have been successful in obtaining new contracts when we have an inventory of available beds to provide flexible and immediate solutions to our government customers. As available capacity within existing operating facilities is utilized, we believe increasing demand will result in the utilization of idle bed capacity. Available bed capacity can also be used for emergent needs. For example, as previously mentioned herein, since September 2023, we have announced that we signed new contracts with Hinds County, Mississippi to care for up to 250 inmates, the state of Wyoming to care for up to 240 inmates, and Harris County, Texas to care for up to 360 inmates at our Tallahatchie facility. We also announced that we signed three new contracts with the state of Montana, one to care for up to 120 inmates at our Saguaro facility, the second to care for an unspecified number of inmates at facilities we operate, and the third contract to expand the geographic range of our facilities that can serve the state of Montana.

We also offer our customers an attractive portfolio of correctional, detention, and reentry facilities that can be leased for various needs as an alternative to providing "turn-key" correctional, detention, and residential reentry bed space and services to our government partners. In June 2023, we announced that we had entered into a lease agreement with the Oklahoma Department of Corrections, or ODC, for our 1,670-bed Allen Gamble Correctional Center. The lease agreement includes a base term that commenced on October 1, 2023, with a scheduled expiration date of June 30, 2029, and unlimited two-year renewal options. We previously operated the Allen Gamble facility in our Safety segment under a management contract with the ODC. The management contract was scheduled to expire on June 30, 2023. However, effective July 1, 2023, we entered into a 90-day contract extension for the management contract, after which time, operations of the Allen Gamble facility transferred from us to the ODC in accordance with the lease agreement. In September 2021, we announced that we had entered into a three-year lease agreement with the state of New Mexico at our 596-bed Northwest New Mexico Correctional Center, which was recently extended under an option period for another three-year term. We previously operated the Northwest New Mexico facility in our Safety segment under a contract with the state of New Mexico. The lease agreement commenced on November 1, 2021 and includes extension options that could extend the term of the lease through October 31, 2041. The lease of these two facilities, along with the lease of our 656-bed Southeast Correctional Complex to the Kentucky Department of Corrections, or KYDOC, originating in 2019 demonstrate our ability to react quickly to our partners' needs with innovative, flexible and cost-effective solutions. We previously operated these three correctional facilities for various government partners. We intend to pursue additional opportunities to lease prison facilities to government and other third-party operators in need of correctional capacity.

We also remain steadfast in our efforts to contain costs. Approximately 63% of our operating expenses consist of salaries and benefits. The turnover rate for correctional officers for our company, and for the corrections industry in general, remains high, and staffing challenges were exacerbated by labor shortages and wage pressures in the marketplace as further described under the heading "Results of Operations." We are making investments in systems and processes intended to help manage our workforce more efficiently and effectively, especially with respect to overtime and costs of turnover. We are also focused on workers' compensation and medical benefits costs for our employees due to continued rising healthcare costs throughout the country. Effectively managing these staffing costs requires a long-term strategy to control such costs, and we continue to dedicate resources to enhance our benefits and provide specialized training and career development opportunities to our staff in order to attract and retain quality personnel. Finally, we are evaluating potential cost savings opportunities in areas such as inmate medical expenses, utilities, and maintenance, among others. Through ongoing company-wide initiatives, we continue to focus on efforts to manage costs and improve operating efficiencies.

Through the combination of our operational initiatives to (i) provide valuable and critically needed services that could increase our revenues and increase the utilization of our available beds, (ii) deliver new bed capacity through new facility construction and expansion opportunities, (iii) expand our real estate-only solutions, (iv) grow the utilization of our community corrections facilities, (v) develop or acquire new business offerings that expand the range of solutions we provide to government partners and diversify our cash flows, and (vi) contain our operating expenses, we believe we will be able to maintain our competitive advantage and continue to diversify the range of services we provide to our customers at an attractive price, thereby producing value for our stockholders. As further explained under the heading "Liquidity and Capital Resources," through our revised capital allocation strategy, upon achieving targeted debt reduction levels we began allocating a substantial portion of our free cash flow to returning capital to our shareholders through share repurchases, further enhancing stockholder value.

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

Asset impairments. The primary risk we face for asset impairment charges is associated with facilities we own. As of December 31, 2024, we had $2.1 billion in property and equipment, net, including $315.2 million in long-lived assets at nine idled correctional facilities. The net carrying values of the nine idled facilities as of December 31, 2024 were as follows (in thousands):

Prairie Correctional Facility	$12,390
Huerfano County Correctional Center	13,625
Diamondback Correctional Facility	36,644
Marion Adjustment Center	9,811
Kit Carson Correctional Center	46,279
West Tennessee Detention Facility	17,632
Midwest Regional Reception Center	48,115
North Fork Correctional Facility	57,444
California City Correctional Center	73,232
$315,172

As of December 31, 2024, we also had one idled non-core facility in our Safety segment containing 240 beds with a total net book value of $2.7 million, and one idled facility in our Community segment containing 60 beds with an aggregate net book value of $1.1 million.

We incurred aggregate operating expenses at these idled facilities of approximately $17.4 million, $12.2 million, and $9.4 million during the period they were idle for the years ended December 31, 2024, 2023, and 2022, respectively. The amount for 2022 excludes $3.5 million of operating expenses incurred at the West Tennessee Detention Facility and the Midwest Regional Reception Center during the three months ended March 31, 2022. The West Tennessee facility was idled upon the expiration of a USMS contract on September 30, 2021, and the Midwest Regional Reception Center was idled upon the expiration of a USMS contract on December 31, 2021. We retained a certain staffing level at both facilities through the first three months of 2022 in order to quickly respond in the event we were able to enter into new contracts with government agencies promptly following the contract expirations. We also continued to incur expenses related to transportation services provided by staff at the Midwest Regional Reception Center during the first three months of 2022.

We evaluate the recoverability of the carrying values of our long-lived assets annually and when events suggest that an impairment may have occurred. Such events primarily include, but are not limited to, the termination of a management contract, a significant decrease in populations within a facility we own in our Safety and Community segments that we believe will be longer than short-term, and the expiration and non-renewal of lease agreements in our Properties segment.

We perform the impairment analyses for each of our idle facilities as well as any other properties in the period when indicators of impairment exist. Our estimates of recoverability are based on projected undiscounted cash flows that are comparable to historical cash flows from management contracts or lease agreements at facilities similar to the idled facilities, including historical operations for the idled facilities when such facilities were operating. Our undiscounted cash flows factor in assumptions around when idle facilities will commence generating revenues based on our best estimates around contract negotiations and market conditions. Our impairment evaluations also take into consideration our historical experience in securing new management contracts to utilize correctional facilities that had been previously idled for substantial periods of time. Such previously idled correctional facilities are currently being operated under contracts that continue to generate cash flows resulting in the recoverability of the net book value of the previously idled facilities by material amounts. Our experience has shown that our facilities could remain idle for substantially longer periods of time than most other types of commercial real estate and, based upon receipt of a new contract, produce future cash flows that would still result in a recovery of the carrying values in a relatively short period of time based on the undiscounted cash flows. We also perform sensitivity analyses that consider reductions to such cash flows. Our sensitivity analyses include reductions in projected cash flows compared to historical cash flows generated by the respective facility as well as prolonged periods of vacancies.

We also evaluate on a quarterly basis, market developments for the potential utilization of each of our idle properties in order to identify events that may cause us to reconsider our assumptions with respect to the recoverability of book values as compared to undiscounted cash flows. We consider the cancellation of a contract in our Safety or Community segment or an expiration and non-renewal of a lease agreement in our Properties segment as indicators of impairment and test each of the idled properties for impairment when we are notified by the respective customers or tenants that they would no longer be utilizing such property.

We can provide no assurance that we will be able to secure agreements to utilize our idle properties, or that we will not incur impairment charges in the future. By their nature, these estimates contain uncertainties with respect to the extent and timing of the respective cash flows due to potential delays or material changes to historical terms and conditions in contracts with prospective customers that could impact the estimate of cash flows. With respect to idle correctional facilities, we believe the short- and long-term trends favor an increase in the utilization of our correctional facilities and management services. This belief is based on our experience in working with governmental agencies faced with significant budgetary challenges, which is a primary contributing factor to the lack of appropriated funding over the past decade to build new bed capacity by the federal and state governments with which we partner, as well as the extensively aged criminal justice infrastructure in the U.S. today. Due to a variety of factors, the lead time to negotiate contracts with our federal and state partners to utilize idle bed capacity at correctional facilities is generally lengthy.

Self-funded insurance reserves. As of December 31, 2024 and 2023, we had $51.3 million and $51.7 million, respectively, in accrued liabilities for employee health, workers' compensation, and automobile insurance claims. We are self-insured for employee health, workers' compensation, and automobile liability insurance claims. As such, our insurance expense is largely dependent on claims experience and our ability to control our claims. We accrue the estimated liability for employee health insurance claims based on our history of claims experience and the estimated time lag between the incident date and the date we pay the claims. We accrue the estimated liability for workers' compensation claims based on an actuarial valuation of the outstanding liabilities using a combination of actuarial methods used to project ultimate losses, and our automobile insurance claims based on estimated development factors on claims incurred. The liability for employee health, workers' compensation, and automobile insurance includes estimates for both claims incurred and for claims incurred but not reported. In recent history, our methods for determining our exposure have remained consistent, and our historical trends have been appropriately factored into our estimates and reserves. As we obtain additional information and refine our methods regarding the assumptions and estimates we use to recognize liabilities incurred, we will adjust our reserves accordingly. Arriving at these estimates, however, requires subjective judgment, and as a result these estimates are uncertain, and our actual exposure may be different from our estimates. It is possible that future cash flows and results of operations could be materially affected by changes in assumptions and new developments.

RESULTS OF OPERATIONS

Our results of operations are impacted by the number of correctional and detention facilities we operated, including 38 we owned or controlled via a long-term lease and four owned by our government partners (CoreCivic Safety), the number of residential reentry centers we owned or controlled via a long-term lease (CoreCivic Community), the number of facilities we leased to government agencies (CoreCivic Properties), and the facilities we owned that were not in operation. The following table sets forth the changes in the number of facilities operated for the years ended December 31, 2024 and 2023.

	Effective	CoreCivic
	Date	Safety	Community	Properties	Total
Facilities as of December 31, 2022		44	23	8	75
Sale of two leased community corrections facilities in Pennsylvania	May 2023	—	—	(2)	(2)
Lease of the Allen Gamble Correctional Center	October 2023	(1)	—	1	—
Sale of a leased property in Georgia	December 2023	—	—	(1)	(1)
Facilities as of December 31, 2023		43	23	6	72
Sale and subsequent expiration of the management contract at a residential reentry center in Colorado	July 2024	—	(1)	—	(1)
Sale of an idled residential reentry center in Oklahoma	July 2024	—	(1)	—	(1)
Termination of the contract and lease agreement at the South Texas Family Residential Center	August 2024	(1)	—	—	(1)
Facilities as of December 31, 2024		42	21	6	69

Year Ended December 31, 2024 Compared to the Year Ended December 31, 2023

During the year ended December 31, 2024, net income was $68.9 million, or $0.62 per diluted share, compared with net income of $67.6 million, or $0.59 per diluted share, for the previous year. Financial results for 2024 reflect a gain on the sale of real estate assets of $3.3 million and $3.1 million of asset impairments. Financial results for 2024 also reflect $31.3 million of expenses associated with debt repayments and refinancing transactions. For the year ended December 31, 2024, income tax expense reflects a net benefit of $9.8 million associated with these special items.

Financial results for 2023 reflect an $0.8 million gain on the sale of real estate assets, $2.7 million of asset impairments, and $0.7 million of expenses associated with debt repayments and refinancing transactions. For the year ended December 31, 2023, income tax expense reflects a net expense of $0.2 million associated with these special items and a change in our corporate structure.

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

For the years ended December 31, 2024 and 2023, our total segment net operating income, which we define as facility revenue (including interest income associated with finance leases) less operating expenses, was divided among our three business segments as follows:

	For the Years Ended December 31,
	2024	2023
Segment:
Safety	91.1%	84.7%
Community	4.6%	5.2%
Properties	4.3%	10.1%

Facility Operations

A key performance indicator we use to measure the revenue and expenses associated with the operation of the correctional, detention, and residential reentry facilities we own or manage is expressed in terms of a compensated man-day, which represents the revenue we generate and expenses we incur for one offender for one calendar day. Revenue and expenses per compensated man-day are computed by dividing facility revenue and expenses by the total number of compensated man-days during the period. A compensated man-day represents a calendar day for which we are paid for the occupancy of an offender. We believe the measurement is useful because we are compensated for operating and managing facilities at an offender per diem rate based upon actual or minimum guaranteed occupancy levels. We also measure our costs on a per compensated man-day basis, which are largely dependent upon the number of offenders we accommodate. Further, per compensated man-day measurements are also used to estimate our potential profitability based on certain occupancy levels relative to design capacity. Revenue and expenses per compensated man-day for all of the correctional, detention, and residential reentry facilities placed into service that we owned or managed, exclusive of those held for lease, and for TransCor were as follows for the years ended December 31, 2024 and 2023:

	For the Years Ended December 31,
	2024	2023
Revenue per compensated man-day	$101.50	$98.06
Operating expenses per compensated man-day:
Fixed expense	57.08	55.40
Variable expense	20.08	21.19
Total	77.16	76.59
Operating income per compensated man-day	$24.34	$21.47
Operating margin	24.0%	21.9%
Average compensated occupancy	75.0%	71.6%
Average available beds	68,200	70,647
Average compensated population	51,165	50,566

Revenue

Total revenue consists of management revenue we generate through CoreCivic Safety and CoreCivic Community in the operation of correctional, detention, and residential reentry facilities, as well as the revenue we generate from TransCor and our electronic monitoring and case management services. Total revenue also consists of lease revenue we generate through CoreCivic Properties from facilities we lease to third-party operators. The following table reflects the components of revenue for the years ended December 31, 2024 and 2023 (in millions):

	For the Years Ended December 31,
	2024	2023	$ Change	% Change
Management revenue:
Federal	$1,002.2	$995.2	$7.0	0.7%
State	775.4	738.6	36.8	5.0%
Local	50.0	36.0	14.0	38.9%
Other	107.9	76.7	31.2	40.7%
Total management revenue	1,935.5	1,846.5	89.0	4.8%
Lease revenue	26.1	49.9	(23.8)	(47.7%)
Other revenue	—	0.2	(0.2)	(100.0%)
Total revenue	$1,961.6	$1,896.6	$65.0	3.4%

The $89.0 million, or 4.8%, increase in total management revenue was primarily a result of an increase in revenue of $64.4 million driven primarily by an increase of 3.5% in average revenue per compensated man-day. The increase in average revenue per compensated man-day primarily resulted from the effect of per diem increases at many of our facilities. The increase in total management revenue was also a result of an increase in revenue of $26.5 million driven primarily by an increase in average daily compensated population from 2023 to 2024, including the revenue generated by one additional day of operations due to a leap year in 2024. The increase in revenue resulting from the increases in average revenue per compensated man-day and average daily compensated population was net of the effect of the reduction in compensated populations at our Allen Gamble Correctional Center and the termination of an IGSA with respect to the STFRC. Notwithstanding the termination of this IGSA, which generated operating margins higher than the portfolio average, we believe the positive impact of the increase in average revenue per compensated man-day at our other facilities has resulted in an increase to our operating margins as residential populations recovered from the impact of COVID-19 and helped offset the wage and employee benefit increases we have been incurring, as further discussed hereinafter. Revenue generated from our electronic monitoring and case management services during 2024 decreased $1.9 million (from $36.7 during 2023 to $34.8 million during 2024).

Average daily compensated population increased 599, or 1.2%, to 51,165 in 2024 compared to 50,566 in 2023. The increase in average daily compensated population was primarily a result of increased occupancy at facilities where ICE is our federal partner. Average daily compensated population also increased as a result of the three new local and state contracts we entered into in late 2023 at our 2,672-bed Tallahatchie County Correctional Facility in Tutwiler, Mississippi and the increase in average daily compensated population resulting from the two new management contracts with the state of Montana, the first of which we entered into in November 2023, and the second of which we entered into in August 2024, which contributed to increases in populations held at our 1,896-bed Saguaro Correctional Facility in Eloy, Arizona. On January 16, 2025, we announced that we were awarded a new management contract with the state of Montana to care for additional inmates outside the state of Montana, with 240 inmates expected to arrive at our Tallahatchie facility during the first quarter of 2025. These increases were partially offset by the termination of an IGSA with respect to the STFRC effective August 9, 2024 and a reduction in compensated populations at our Allen Gamble Correctional Center, which transitioned to a lease in our Properties segment effective October 1, 2023. Average compensated populations at the Allen Gamble facility were 1,071 for the year ended December 31, 2023. Average compensated populations decreased by 944 during 2024 compared to 2023 attributable to the termination of the IGSA with respect to the STFRC effective August 9, 2024.

The solutions we provide to our federal customers, including primarily ICE and the USMS, continue to be a significant component of our business. The federal customers in our Safety and Community segments generated approximately 51% and 52% of our total revenue in 2024 and 2023, respectively, increasing $7.0 million, or 0.7%, in 2024 from 2023. The increase in federal revenue was primarily a result of increased occupancy and per diem increases at certain facilities and as a result of one additional day of operations due to a leap year in 2024, partially offset by the termination of an IGSA with respect to the STFRC.

As previously described herein, Title 42, which was implemented in the first quarter of 2020, resulted in a reduction to the number of people ICE detained, including in our detention facilities. The financial impact of Title 42 was somewhat mitigated by fixed monthly payments from ICE at certain of our facilities, to ensure ICE has adequate bed capacity in the event of a surge in the future. The expiration of Title 42 on May 11, 2023 has resulted in an increase in the number of undocumented people permitted to enter the United States claiming asylum, and has also resulted in an increase in the number of people apprehended and detained by ICE. During 2024, revenue from ICE was $564.8 million compared to $565.5 million during 2023. Given the aforementioned termination of the IGSA with ICE with respect to the STFRC, total management revenues were, and are expected to continue to be, negatively impacted following the August 9, 2024 termination date, when compared to prior periods.

State revenues from contracts at correctional, detention, and residential reentry facilities that we operate increased $36.8 million, or 5.0%, from 2023 to 2024. State revenues increased as a result of per diem increases under a number of our state contracts, as certain states have recognized the need to provide additional funding to address increases in the wages of our employees. State revenues also increased due to higher utilization from the states of Montana and Wyoming due to new management contracts executed during 2023 and 2024, as previously described herein, as well as higher utilization from other states under existing management contracts. State revenues generated during 2024 also benefited from one additional day of operations due to 2024 being a leap year. The increase in state revenues was partially offset by a decrease in state revenues at our Allen Gamble Correctional Center that resulted from a new lease agreement effective October 1, 2023, as further described hereinafter, and is now reported in our Properties segment.

Local revenues from contracts at correctional, detention, and residential reentry facilities that we operate increased $14.0 million, or 38.9%, from 2023 to 2024. The new contracts with Harris County, Texas and Hinds County, Mississippi at our Tallahatchie County Correctional Facility, as previously described herein, contributed to the increase in local revenues in 2024. Local revenues also benefited from the one additional day of operations due to a leap year in 2024.

The $23.8 million, or 47.7%, decrease in lease revenue from 2023 to 2024 primarily resulted from the termination of the lease agreement at our California City Correctional Center effective March 31, 2024 and, to a lesser extent, the sale of the Augusta Transitional Center in December 2023, partially offset by the lease revenue at our Allen Gamble Correctional Center from a new lease agreement that became effective October 1, 2023, all as further described hereinafter. The decrease in lease revenue was also a result of the termination of the lease at our North Fork Correctional Facility effective June 30, 2023, also as further described hereinafter.

Operating Expenses

Operating expenses totaled $1,493.4 million and $1,462.4 million in 2024 and 2023, respectively. Operating expenses consist of those expenses incurred in the operation and management of correctional, detention, and residential reentry facilities, as well as those expenses incurred in the operations of TransCor and our electronic monitoring and case management services. Operating expenses also consist of those expenses incurred in the operation of facilities we lease to third-party operators.

Operating expenses incurred by CoreCivic Safety and CoreCivic Community in connection with the operation and management of our correctional, detention, and residential reentry facilities, as well as those incurred in the operations of TransCor and our electronic monitoring and case management services, increased $31.1 million, or 2.1%, during 2024 compared with 2023. Operating expenses increased primarily as a result of wage increases resulting from labor shortages and wage pressures, as further described hereinafter. We achieved higher staffing levels during 2024 when compared to 2023, and correspondingly, we were able to reduce our use of temporary incentives by $12.8 million as we continued to see improvement in our attraction and retention of facility staff in this challenging labor market. Additionally, operating expenses increased as a result of the new contracts at our Tallahatchie and Saguaro facilities and as a result of the additional day of operations due to 2024 being a leap year. The increase in operating expenses incurred by CoreCivic Safety and Community was partially offset by the new lease of our Allen Gamble Correctional Center, which is now reported in our Properties segment, and the termination of an IGSA with respect to the STFRC effective August 9, 2024, particularly because ICE ceased using the STFRC in early July 2024, which allowed us to reduce operating expenses associated with the STFRC. We leased the STFRC and the site upon which it was constructed from a third-party lessor. Our lease agreement with the third-party lessor was over a base period concurrent with the extended IGSA, which was amended in September 2020 to extend the term of the lease agreement through September 2026. The lease agreement provided us with the ability to terminate the lease with a notification period of at least 60 days if ICE terminated the extended IGSA. Upon being notified by ICE of its intent to terminate the IGSA at the STFRC, we provided notice to the third-party lessor of our intent to terminate the lease agreement effective August 9, 2024. We have no further lease or material other operating expense commitments associated with the STFRC following the termination date on August 9, 2024. We are partnering with the third-party owner of STFRC to market the facility to DHS. However, we can provide no assurance that we will be able to successfully enter into an agreement for the use of the STFRC.

Total expenses per compensated man-day increased to $77.16 during 2024 from $76.59 during 2023. We continue to experience labor shortages and wage pressures in several markets across the country, and have provided customary inflationary wage increases to remain competitive. Although the hiring environment has been progressively improving, recruiting has been particularly challenging since the start of the pandemic due to the front-line nature of the services we provide, and the shortage of nursing staff across the country intensified as a result of the COVID-19 pandemic and the challenging labor market. Further, we have incurred incremental expenses to help ensure sufficient staffing levels under unique and challenging working conditions. While we were able to reduce the use of these temporary incentives by $12.8 million during 2024 when compared to 2023 due to the improving hiring environment, we expect to continue to incur a certain level of incremental expenses in the future, particularly if demand from the federal government for our correctional and detention facilities rapidly increases under the new presidential administration, particularly from ICE, that could result from changes in immigration policy. Incremental expenses include, but may not be limited to, incentive payments to our front-line and field staff, temporary employee housing expenses and other travel related reimbursements, additional paid time off, off-cycle wage increases in certain markets to remain competitive, and registry nursing expenses. These incremental investments have enabled us to increase overall staffing levels, which has contributed to the increase in total expenses per compensated man-day.

We continually monitor compensation levels very closely along with overall economic conditions and will adjust wage levels necessary to help ensure the long-term success of our business. Further, we continually evaluate the structure of our employee benefits package and training programs to ensure we are better able to attract and retain our employees. Salaries and benefits represent the most significant component of our operating expenses, representing approximately 63% and 60% of our total operating expenses during 2024 and 2023, respectively. As previously mentioned, recruiting and retaining staff has been particularly challenging for us and for the corrections and detention industry as a whole. An inability to attract and retain sufficient personnel could prevent us from caring for additional residential populations for government agencies in need of additional capacity due to an increase in inmate populations or an inability to adequately staff their facilities. An inability to attract and retain sufficient personnel in our existing facilities could also cause our government partners to assess liquidated damages, reduce our residential populations, or in certain circumstances, cancel our contracts. We have also been subjected to staff vacancy deductions as a result of the labor shortages, which are reflected as reductions to other management revenue. Estimating vacancy deduction amounts can be complex and subject to management judgment and estimations. Some of our government partners have granted waivers for vacancy deductions in recognition of the unique and challenging labor market, while others have discretionarily adjusted such deductions based on our extraordinary costs, efforts and incentive programs implemented to attract and retain staff.

Variable expenses per compensated man-day decreased to $20.08 during 2024 from $21.19 during 2023. The decrease in variable expenses per compensated man-day during 2024 was primarily a result of a decrease in registry nursing expense of $8.9 million, or $0.49 per compensated man-day when compared to 2023. The decrease in variable expenses per compensated man-day was also a result of decreases in recruiting and travel expenses of $17.5 million, or $0.98 per compensated man-day, when compared to 2023. During 2023, recruiting expenses and travel expenses were higher as we supported our staff who were temporarily deployed across the Company to help address the labor shortages we experienced in certain regions, most notably at our La Palma facility in Arizona. While the shortage of nursing staff across the country continues to be challenging, we have seen, and continue to see, improvement in our recruiting and retention of facility staff, including nursing staff, as we have made investments in higher wages and increased our use of part-time positions, which helped us achieve higher staffing levels. The hiring environment for these positions has also improved.

Operating expenses incurred by CoreCivic Properties in connection with facilities we lease to third-party operators were consistent during 2024 when compared to 2023. The increase in operating expenses in our Properties segment resulting from the transition of the Allen Gamble Correctional Center from our Safety segment to our Properties segment effective October 1, 2023 was offset by the expiration of the lease agreement with the California Department of Corrections and Rehabilitation, or CDCR, at our California City Correctional Center effective March 31, 2024, and by the expiration of the lease agreement with the ODC at our North Fork Correctional Facility effective June 30, 2023, as further described hereinafter.

Facility Management Contracts

We enter into facility management contracts to provide bed capacity and management services to governmental entities in our CoreCivic Safety and CoreCivic Community segments for terms typically ranging from one to five years, with additional renewal periods at the option of the contracting governmental agency. Accordingly, a substantial portion of our facility management contracts are scheduled to expire each year, notwithstanding contractual renewal options that a government agency may exercise. Although we generally expect these customers to exercise renewal options or negotiate new contracts with us, one or more of these contracts may not be renewed by the corresponding governmental agency. Further, our government partners can generally terminate our management contracts for non-appropriation of funds or for convenience.

Additionally, on January 26, 2021, then-President Biden issued the Private Prison EO. The Private Prison EO directed the Attorney General to not renew DOJ contracts with privately operated criminal detention facilities. Two agencies of the DOJ, the BOP and the USMS, utilize our services. The BOP houses inmates who have been convicted, and the USMS is generally responsible for detainees who are awaiting trial. The Private Prison EO only applied to agencies that are part of the DOJ, which includes the BOP and USMS. We no longer operate any prison contracts for the BOP. ICE facilities were not covered by the Private Prison EO, as ICE is an agency of the DHS, not the DOJ. For the years ended December 31, 2024 and 2023, the USMS accounted for 21% ($406.4 million) and 21% ($400.4 million), respectively, of our total revenue.

Unlike the BOP, the USMS does not own detention capacity and relies on the private sector, along with various government agencies, for its detainee population. We currently have two detention facilities that have direct contracts with the USMS. Because of the lack of alternative bed capacity, one of the contracts was renewed upon its expiration in September 2023, and now expires in September 2028. The second direct contract expires in October 2025. On January 20, 2025, President Trump reversed the Private Prison EO. However, it is possible future administrations could issue similar executive orders restricting the use of private correctional and detention facilities by the federal government.

Our management contract at the 300-bed Elizabeth Detention Center in New Jersey is currently scheduled to expire on February 28, 2025. ICE has issued an RFP for up to 600 beds in New Jersey. We have offered the Elizabeth Detention Center under this RFP, but can provide no assurance that we will be awarded a new contract under this RFP. We generated total revenue of $19.6 million at this facility during the twelve months ended December 31, 2024.

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

CoreCivic Safety

CoreCivic Safety includes the operating results of the correctional and detention facilities that we operated during each period. Total revenue generated by CoreCivic Safety increased $85.4 million, or 4.9%, from $1,731.4 million during 2023 to $1,816.9 million during 2024. CoreCivic Safety's facility net operating income increased $59.4 million, or 15.8%, from $374.9 million during 2023 to $434.3 million during 2024. During 2024 and 2023, CoreCivic Safety generated 91.1% and 84.7%, respectively, of our total segment net operating income.

The following table displays the revenue and expenses per compensated man-day for CoreCivic Safety's correctional and detention facilities placed into service that we own and manage and for the facilities we manage but do not own, inclusive of the transportation services provided by TransCor:

	For the Years Ended December 31,
	2024	2023
CoreCivic Safety Facilities:
Revenue per compensated man-day	$102.79	$99.53
Operating expenses per compensated man-day:
Fixed expense	57.73	56.25
Variable expense	20.49	21.72
Total	78.22	77.97
Operating income per compensated man-day	$24.57	$21.56
Operating margin	23.9%	21.7%
Average compensated occupancy	75.7%	72.2%
Average available beds	63,785	65,978
Average compensated population	48,291	47,662

Operating margins in the CoreCivic Safety segment have been positively impacted by a 3.3% increase in average revenue per compensated man-day during 2024 when compared to 2023. The increase in average revenue per compensated man-day resulted from the effect of per diem increases at many of our facilities, as we have received per diem increases resulting from additional government appropriations funding to address increases in the wages of our employees. Operating margins in CoreCivic Safety were also positively impacted by decreased variable operating expenses per compensated man-day which were primarily driven by a reduction in registry nursing expenses, as well as travel and recruiting expenses, as previously described herein. The positive impacts on operating margins resulting from the increase in average revenue per compensated man-day and the reduction in variable operating expenses per compensated man-day were partially offset by increased fixed operating expenses per compensated man-day associated with incremental staffing levels, higher wage rates and other staffing related expenses. As previously described herein, we have experienced labor shortages and wage pressures in many markets across the country, and have provided inflationary wage increases above historical averages to remain competitive. Further, we have incurred incremental expenses to help ensure sufficient staffing levels under unique and challenging working conditions, including but not limited to, shift incentive bonuses, recruiting and retention bonuses, temporary employee housing expenses and travel reimbursements, off-cycle wage increases, as well as relocation incentives. While we were able to reduce the use of these temporary incentives during 2024 when compared to 2023, we expect to continue to incur a certain level of additional incremental expenses in future quarters as we expect to continue to invest in staffing resources. We believe the significant investments we have made in our workforce have positioned us to meet the emerging needs of our government partners, as certain government agencies are experiencing an increase in the need for correctional and detention capacity in a post-pandemic environment, including as a result of the expiration of Title 42.

On June 10, 2024, we received notice from ICE of its intent to terminate the IGSA for services at the STFRC, effective August 9, 2024. As a result, we provided notice to the third-party lessor of the facility of our intent to terminate the lease effective as of the same date, with no financial penalties as permitted by the lease agreement. Total revenue generated at the STFRC was $101.2 million and $156.6 million during 2024 and 2023, respectively. Facility net operating income at this facility was $51.5 million and $65.6 million during 2024 and 2023, respectively. The decrease in facility net operating income from 2023 to 2024 at the STFRC, which resulted from the termination, was partially offset by the accelerated recognition of deferred revenue, as well as the accelerated decline in detainee populations in early July 2024, resulting in the elimination of most operating expenses though we continued to generate fixed contractual revenue through the termination date. Even excluding these unique factors positively affecting 2024, the operating margin at STFRC exceeded the average operating margin of our portfolio due to the size and scalability of expenses, and due to the unique design and specialized services provided at the facility. Accordingly, the termination of the contract at this facility had, and will continue to have, a negative impact on operating margins following the termination date. Excluding the STFRC, operating margins in the CoreCivic Safety segment were 22.3% and 19.6% during 2024 and 2023, respectively, further illustrating the improvement in the operating margins of our Safety segment resulting from the increase in occupancy once COVID-19 restrictions were lifted.

On June 14, 2023, we announced that we entered into a lease agreement with the ODC for our 1,670-bed Allen Gamble Correctional Center which, until October 1, 2023, we reported in our CoreCivic Safety segment and operated under a management contract with the ODC. The management contract was scheduled to expire on June 30, 2023. However, effective July 1, 2023, we entered into a 90-day contract extension for the management contract, after which time, operations of the Allen Gamble facility transferred from us to the ODC in accordance with the new lease agreement. Management revenue generated from the ODC at the Allen Gamble facility was $23.0 million for 2023 during the period it was reported in the Safety segment. The Allen Gamble facility incurred a net operating loss of $1.2 million during the period it was reported in the Safety segment during 2023. Upon commencement of the new lease agreement, the Allen Gamble facility has been reported in our CoreCivic Properties segment.

On September 25, 2023, we announced that we signed a management contract with Hinds County, Mississippi to care for up to 250 adult male pre-trial detainees at our 2,672-bed Tallahatchie County Correctional Facility in Tutwiler, Mississippi. The initial contract term is for two years, which may be extended for an additional year upon mutual agreement. We began receiving inmates from Hinds County during October 2023. In addition, on November 16, 2023, we announced that we signed a management contract with the state of Wyoming to care for up to 240 male inmates at the Tallahatchie facility. The term of the contract runs through June 30, 2026. We began receiving inmates from Wyoming in November 2023. Also on November 16, 2023, we announced that we signed a contract with Harris County, Texas, to care for up to 360 male inmates at the Tallahatchie facility. Upon mutual agreement, Harris County may access an additional 360 beds at the facility. The initial contract term began on December 1, 2023, and was recently renewed for an additional one-year term commencing December 1, 2024. Following the recent renewal, the contract may be extended at Harris County's option for up to three additional one-year terms. We began receiving inmates from Harris County in December 2023. As a result of the new contracts, the occupancy percentage at the Tallahatchie facility increased to 53.2% in the fourth quarter of 2024 from 36.8% in the fourth quarter of 2023.

On November 14, 2023, we announced that we signed a management contract with the state of Montana to care for up to 120 inmates at our 1,896-bed Saguaro Correctional Facility in Eloy, Arizona. The contract is scheduled to expire on October 31, 2025, and may be extended by mutual agreement for a total term of up to seven years. We began receiving inmates from the state of Montana in November 2023. In addition, on August 1, 2024, we entered into a second management contract with the state of Montana to care for an unspecified number of inmates at facilities we operate. The second contract is scheduled to expire on July 31, 2026, and may be extended by mutual agreement for a total term of up to seven years. As of December 31, 2024, we cared for approximately 245 inmates from the state of Montana at our Saguaro facility under both of these management contracts. We also care for residents from the state of Hawaii and the state of Idaho at the Saguaro facility. The new contracts represent an expansion of our relationship with the state of Montana where we also manage the fully occupied company-owned Crossroads Correctional Center in Shelby, Montana for the state of Montana pursuant to a separate management contract.

On January 16, 2025, we announced that we were awarded a new management contract with the state of Montana to care for additional inmates outside the state of Montana, with 240 inmates expected to arrive at our Tallahatchie facility during the first quarter of 2025. This latest contract expands the geographic range of our facilities that can serve the state of Montana.

We currently expect demand from the federal government for correctional and detention facilities in our Safety segment to increase under the new presidential administration, particularly from ICE, as a result of anticipated changes in immigration policy and funding levels of our federal government partners charged with correctional and detention responsibilities. This anticipated increase in demand could result in higher utilization of our available capacity under existing contracts, as well as through new contracts utilizing our idle correctional and detention facilities or our other existing capacity. However, we can provide no assurance that the federal government will increase the utilization of our available capacity. Further, the activation of our idle correctional and detention facilities generally requires four to six months to hire, train, and prepare our facilities to accept residential populations, which could result in substantial expenses before we are able to realize additional revenue.

CoreCivic Community

CoreCivic Community includes the operating results of the residential reentry centers that we operated during each period, along with the operating results of our electronic monitoring and case management services. Total revenue generated by CoreCivic Community increased $3.6 million, or 3.1%, from $115.1 million during 2023 to $118.7 million during 2024. CoreCivic Community's facility net operating income decreased $1.4 million, or 6.3%, from $23.2 million during 2023 to $21.7 million during 2024. During 2024 and 2023, CoreCivic Community generated 4.6% and 5.2%, respectively, of our total segment net operating income.

The following table displays the revenue and expenses per compensated man-day for CoreCivic Community's residential reentry facilities placed into service that we own and manage, but exclusive of the electronic monitoring and case management services given that revenue is not generated on a per compensated man-day basis for these services:

	For the Years Ended December 31,
	2024	2023
CoreCivic Community Facilities:
Revenue per compensated man-day	$79.68	$73.98
Operating expenses per compensated man-day:
Fixed expense	46.09	41.50
Variable expense	13.17	12.37
Total	59.26	53.87
Operating income per compensated man-day	$20.42	$20.11
Operating margin	25.6%	27.2%
Average compensated occupancy	65.1%	62.2%
Average available beds	4,415	4,669
Average compensated population	2,874	2,904

Operating margins in our CoreCivic Community segment were negatively impacted during 2024 by an increase in operating expenses per compensated man-day which, similar to our CoreCivic Safety segment, were driven, in large part, by higher staffing levels and wage rates. In addition, variable expenses per compensated man-day during 2024 increased over 2023 primarily as a result of the settlement of a legal matter at a facility in the Community segment. The effect of the increased operating expenses per compensated man-day in 2024 was partially offset by an increase in average revenue per compensated man-day, which increased from 2023 primarily as a result of per diem increases at several of our facilities. Because facilities in our Community segment are typically smaller in size than those in our Safety segment, occupancy fluctuations or changes in operating expenses have a larger impact on operating margin per compensated man-day. Accordingly, modest changes in occupancy or operating expenses can have a notable impact on margins in our Community segment.

In January 2024, we completed the sale of our 120-bed Dahlia Facility, a residential reentry center in Denver, Colorado. The Dahlia facility was reported as an asset held for sale as of December 31, 2023. We received gross sales proceeds of $8.0 million on the sale of the Dahlia facility compared to the carrying value of $7.5 million, resulting in a $0.5 million net gain on the sale after transaction related expenses, which was recognized in the first quarter of 2024. We continued to operate the Dahlia facility through the expiration of the management contract in June 2024. During our period of operation in 2024 and during 2023, this facility generated facility net operating income of $0.2 million and $0.7 million, respectively.

In July 2024, we completed the sale of our idled 390-bed Tulsa Transitional Center, a residential reentry center in Tulsa, Oklahoma. We received net sales proceeds of $3.4 million on the sale of the Tulsa property, resulting in a gain on sale of $1.2 million, which was recognized in the third quarter of 2024.

CoreCivic Properties

CoreCivic Properties includes the operating results of the properties we leased to government agencies during each period. Total revenue generated by CoreCivic Properties decreased $23.8 million, or 47.7%, from $49.9 million during 2023 to $26.1 million during 2024. CoreCivic Properties' facility net operating income decreased $23.8 million, or 66.0%, from $36.0 million during 2023 to $12.3 million during 2024. The decreases in total revenue and net operating income were primarily the result of the termination of the lease at our California City Correctional Center effective March 31, 2024, the termination of the lease at our North Fork Correctional Facility effective June 30, 2023, and the sale of three actively leased properties during 2023, all as further described hereinafter. Net operating income generated by CoreCivic Properties was negatively impacted by the ongoing operating expenses incurred at the currently idle North Fork and California City facilities. The decreases in total revenue and net operating income were net of increases due to the new lease agreement at our Allen Gamble Correctional Center effective October 1, 2023. During 2024 and 2023, CoreCivic Properties generated 4.3% and 10.1%, respectively, of our total segment net operating income.

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

As previously described herein, beginning in the fourth quarter of 2023, a new lease agreement with the ODC for the Allen Gamble Correctional Center commenced, at which time we began reporting the financial results in the CoreCivic Properties segment. The new lease agreement includes a base term that commenced on October 1, 2023, with a scheduled expiration date of June 30, 2029, and unlimited two-year renewal options. Annual lease revenue to be generated from the ODC at the Allen Gamble facility under the new lease agreement will be $7.5 million during the base term. The annual rent during any renewal option term shall be mutually agreed upon by the parties. Revenue and net operating income from the ODC at Allen Gamble was $7.5 million and $4.7 million, respectively, during 2024.

On December 6, 2022, we received notice from the CDCR of its intent to terminate the lease agreement for our 2,560-bed California City Correctional Center by March 31, 2024, due to the state's declining inmate population. The California City facility was idled effective April 1, 2024, and the Company is marketing the facility to potential customers. Rental revenue generated from the CDCR at the California City facility was $8.3 million and $31.1 million during 2024 and 2023, respectively, and facility net operating income was $3.8 million and $25.5 million during 2024 and 2023, respectively, including carrying expenses we continue to incur post lease termination.

General and administrative expense

For the years ended December 31, 2024 and 2023, general and administrative expenses totaled $152.1 million and $136.1 million, respectively. General and administrative expenses consist primarily of corporate management salaries and benefits, professional fees, and other administrative expenses. General and administrative expenses increased primarily as a result of an increase in corporate salaries and benefits, which was primarily related to higher incentive-based compensation.

Depreciation and Amortization

For the years ended December 31, 2024 and 2023, depreciation and amortization expense totaled $128.0 million and $127.3 million, respectively. Depreciation and amortization expense increased primarily as a result of renovations completed at several facilities, partially offset by facilities sold during 2023 and 2024.

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

Interest expense, net and expenses associated with debt repayments and refinancing transactions

Interest expense is reported net of interest income and capitalized interest for the years ended December 31, 2024 and 2023. Gross interest expense was $79.7 million and $85.3 million in 2024 and 2023, respectively. Gross interest expense was based on outstanding borrowings under our revolving credit facility, or Revolving Credit Facility, our outstanding term loan, or Term Loan, our outstanding senior unsecured notes, and our outstanding non-recourse mortgage note, as well as the amortization of loan costs and unused facility fees. Gross interest income was $12.3 million in 2024 and 2023. Gross interest income is earned on notes receivable, investments, cash and cash equivalents, and restricted cash. Interest income also includes interest income associated with the 20-year finance receivable associated with the Lansing Correctional Facility lease to the Kansas Department of Corrections, which commenced in January 2020, and amounted to $8.3 million and $8.5 million, in 2024 and 2023, respectively. Net interest expense decreased primarily as a result of debt repayments netting $109.3 million since December 31, 2023, including the repurchase in the open market of $4.6 million principal amount of senior unsecured notes during the fourth quarter of 2024. The decrease in net interest expense was partially offset by an increase in the size of our Term Loan and borrowings under our Revolving Credit Facility during the second and third quarters of 2024.

On October 11, 2023, we entered into a Fourth Amended and Restated Credit Agreement, or the Bank Credit Facility, that, among other things, increased the available borrowings under the Revolving Credit Facility from $250.0 million to $275.0 million, increased the size of the Term Loan from an initial balance of $100.0 million under the previous bank credit facility to $125.0 million, extended the maturity date to October 11, 2028 and made conforming changes to replace the Bloomberg Short-Term Bank Yield, or BSBY, index with a forward-looking term index based on the Secured Overnight Financing Rate, or Term SOFR. At the closing of the Bank Credit Facility, we received approximately $33.8 million of net borrowings before transaction costs as a result of the increased size of the Term Loan. During 2023, we incurred charges of $0.7 million primarily associated with the Bank Credit Facility and for the write-off of loan costs associated with the purchase of $21.0 million of our Old 8.25% Senior Notes (as defined below) and $6.9 million of our 4.75% senior unsecured notes due 2027, or the 4.75% Senior Notes, through open market purchases, net of discounts to the principal balance of the notes repurchased.

As further described herein, on March 4, 2024, we commenced a cash tender offer, or the Tender Offer, for any and all of the $593.1 million outstanding principal amount of our then-outstanding 8.25% senior unsecured notes due 2026, or the Old 8.25% Senior Notes. As a result of the Tender Offer, $494.3 million aggregate principal amount of the Old 8.25% Senior Notes, or approximately 83.3% of the aggregate principal amount of the Old 8.25% Senior Notes outstanding, had been validly tendered and not validly withdrawn. We accepted for purchase and paid for all of the Old 8.25% Senior Notes validly tendered and not validly withdrawn. Further, on March 15, 2024, we announced that we delivered an irrevocable notice to the holders of all our Old 8.25% Senior Notes that had not been validly tendered or had been validly withdrawn in the Tender Offer, that we had elected to redeem in full the Old 8.25% Senior Notes that remained outstanding on April 15, 2024. The remaining Old 8.25% Senior Notes, amounting to $98.8 million, were redeemed on April 15, 2024 with a combination of cash on hand and borrowings under our Revolving Credit Facility. During the third quarter of 2024, we repaid the borrowings under our Revolving Credit Facility. As of December 31, 2024, we had $18.0 million in letters of credit outstanding, resulting in $257.0 million available under our Revolving Credit Facility.

In connection with the Tender Offer, on March 12, 2024, we completed an underwritten registered public offering of $500.0 million aggregate principal amount of 8.25% senior unsecured notes due 2029, or the New 8.25% Senior Notes. The net proceeds from the issuance of the New 8.25% Senior Notes totaled approximately $490.3 million, after deducting underwriting discounts and offering expenses. We used the net proceeds from the offering of the New 8.25% Senior Notes, together with borrowings under our Revolving Credit Facility and cash on hand, to fund the Tender Offer and to redeem the remaining outstanding balance of the Old 8.25% Senior Notes on April 15, 2024. During 2024, we recorded charges totaling $31.3 million associated with the Tender Offer and redemption of the Old 8.25% Senior Notes.

Based on our total leverage ratio, interest on loans under our previous bank credit facility through October 10, 2023 was at a base rate plus a margin of 2.25% or at BSBY plus a margin of 3.25%, and a commitment fee equal to 0.45% of the unfunded balance of the then-existing revolving credit facility. From October 11, 2023 through the first full fiscal quarter of 2024, loans under our Bank Credit Facility bore interest at a base rate plus a margin of 2.25% or at Term SOFR plus a margin of 3.25%, and a commitment fee equal to 0.45% of the unfunded balance of the Revolving Credit Facility, as the interest rate spreads were fixed under the terms of the Bank Credit Facility until the first calculation date occurring after the first full fiscal quarter after the closing date of the Bank Credit Facility. Based on our total leverage ratio as of March 31, 2024, during the second quarter of 2024, the interest rate spread for base rate loans declined to 2.00%, the interest rate spread for Term SOFR loans was reduced to 3.00%, and the commitment fee decreased to 0.40%. Based on our total leverage ratio as of June 30, 2024, during the third quarter of 2024 and for the balance of 2024, the interest rate spread for base rate loans further declined to 1.75%, the interest rate spread for Term SOFR loans was reduced to 2.75%, and the commitment fee decreased to 0.35%.

Gain on sale of real estate assets, net

Gain on sale of real estate assets, net during 2024, includes the $1.2 million gain on the sale of our idled 390-bed Tulsa Transitional Center in July 2024 and the $0.5 million gain on the sale of our 120-bed Dahlia Facility in January 2024, both as previously described herein. During 2024, we also sold two unused parcels of land in Texas generating net sales proceeds of $1.9 million and resulting in an aggregate gain on sale of $1.6 million.

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

Income tax expense

We recorded income tax expense of $23.1 million and $28.2 million during the years ended December 31, 2024 and 2023, respectively. Income tax expense related to operations for 2024 was net of an income tax benefit of $9.8 million for expenses associated with asset impairments and refinancing transactions, net of the gain on sale of real estate assets, all as previously described herein. Income tax expense for 2024, was also net of an income tax benefit associated with stock-based compensation vesting in the first quarter of 2024. Income tax expense for 2023 included an increase to income tax expense of $0.9 million for the revaluation of net deferred tax liabilities associated with a change in our corporate tax structure. During the first quarter of 2023, we completed a reorganization of our tax structure to simplify and more closely align operations and assets of certain of our subsidiaries and to reduce administrative efforts following our conversion from a real estate investment trust, or REIT, to a taxable C-corporation. Income tax expense related to operations for 2023 was net of an income tax benefit of $0.8 million associated with asset impairments and expenses associated with debt repayments and refinancing transactions, net of the gain on sale of real estate assets.

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

Year Ended December 31, 2023 Compared to the Year Ended December 31, 2022

Pursuant to Regulation S-K item 303, a detailed review of our performance for the year ended December 31, 2023 compared to our performance for the year ended December 31, 2022 is set forth in "Part 2, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 20, 2024.

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

Upon achieving targeted debt reduction levels, we began allocating a substantial portion of our free cash flow to returning capital to our shareholders through share repurchases. During 2022, the BOD approved a share repurchase program to purchase up to $225.0 million of our common stock. On May 16, 2024, the BOD authorized an increase to the share repurchase program to which we may purchase up to an additional $125.0 million in shares of our outstanding common stock, increasing the total aggregate authorization to up to $350.0 million. Repurchases of our outstanding common stock are made in accordance with applicable securities laws and may be made at our discretion based on parameters set by our BOD from time to time in the open market, through privately negotiated transactions, or otherwise. The share repurchase program has no time limit and does not obligate us to purchase any particular amount of our common stock. The authorization for the share repurchase program may be terminated, suspended, increased or decreased by the BOD in its discretion at any time. Through December 31, 2023, we completed the repurchase of 10.1 million shares of our common stock at a total cost of $112.6 million, excluding costs associated with the share repurchase program, or $11.16 per share, using cash on hand and cash provided by operations. During 2024, we completed the repurchase of an additional 4.4 million shares of our common stock at a total cost of $68.5 million, excluding costs associated with the share repurchase program, or $15.43 per share. As of December 31, 2024, we had repurchased a total of 14.5 million common shares at an aggregate cost of $181.1 million, or $12.47 per share, using cash on hand and cash provided by operations, and had $168.9 million of repurchase authorization available under the share repurchase program.

We may also pursue attractive growth opportunities, including new development opportunities in our Properties segment, to meet the need to modernize outdated correctional infrastructure across the country, and explore potential opportunities to expand the scope of non-residential correctional alternatives we provide in our Community segment. We may also consider other opportunities for growth, including, but not limited to, potential acquisitions of correctional and detention facilities and businesses within our lines of business and those that provide complementary services, provided we believe such opportunities will broaden our market share, diversify our cash flows, and/or increase the services we can provide to our customers, or when we believe the potential long-term returns justify the capital deployment. Further, we have internally approved $40 million to $45 million of capital expenditures representing an investment above and beyond our annual capital budget associated with potential idle facility activations, in order to prepare these facilities to quickly accept residential populations if opportunities arise, as well as to provide transportation services. We could decide to incur additional capital expenditures in anticipation of additional activations if we have better visibility on specific needs and if the lead time to complete the capital expenditures exceeds the period needed to hire, train, and prepare a facility to accept residential populations.

With the extensively aged criminal justice infrastructure in the U.S. today, we believe we can bring real estate and financing solutions to government agencies as we did in connection with the construction of the Lansing Correctional Facility that commenced operations in January 2020. We financed the construction of the Lansing Correctional Facility 100% with project specific financing, requiring no equity commitment from us. We believe we can also provide other real estate solutions to government agencies faced with extensively aged criminal justice infrastructure, including "turn-key" solutions similar to those we are providing to the states of Wyoming and Montana, as well as Hinds County, Mississippi and Harris County, Texas, pursuant to contracts that commenced during the last fifteen months at our Tallahatchie and Saguaro facilities, as previously described herein, as well as real estate only solutions to government agencies that need correctional capacity where they prefer to operate the facility, similar to the lease of our Allen Gamble Correctional Center in Oklahoma to the ODC signed in 2023, also as previously described herein. In addition, in August 2022, we completed the sale of the 1,978-bed McRae Correctional Facility to the Georgia Building Authority in order to update its aged and inefficient public sector correctional infrastructure. Most real estate only solutions would not require material capital expenditures if we have existing capacity. However, in the future we could incur capital expenditures to provide replacement capacity for government agencies that have extensively aged criminal justice infrastructure and are in need of new capacity.

As of December 31, 2024, we had cash on hand of $107.5 million, and $257.0 million available under our Revolving Credit Facility. During the years ended December 31, 2024 and 2023, we generated $269.2 million and $231.9 million, respectively, in cash through operating activities. We currently expect to be able to meet our cash expenditure requirements for the next year and beyond utilizing cash on hand, cash flows from operations, and availability under our Revolving Credit Facility. As of December 31, 2024, we had no debt maturities until October 2027.

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

Debt

As of December 31, 2024, we had $238.5 million principal amount of unsecured notes outstanding with a fixed stated interest rate of 4.75% and $500.0 million principal amount of unsecured notes outstanding with a fixed stated interest rate of 8.25%, or collectively, the Senior Notes. In addition, as of December 31, 2024, we had $140.2 million outstanding under the Kansas Notes with a fixed stated interest rate of 4.43% and $118.8 million outstanding under our Term Loan with a variable interest rate of 7.2%. We had $18.0 million of letters of credit outstanding under our Revolving Credit Facility at December 31, 2024. There was no amount outstanding under our Revolving Credit Facility as of December 31, 2024. As of December 31, 2024, our total weighted average effective interest rate was 7.3%, while our total weighted average maturity was 5.4 years, and we have no debt maturities until 2027. In 2023, we purchased $21.0 million of the Old 8.25% Senior Notes through open market purchases, reducing the outstanding balance of the Old 8.25% Senior Notes to $593.1 million as of December 31, 2023. In addition, in 2023, we purchased $6.9 million of the 4.75% Senior Notes through open market purchases, reducing the outstanding balance of the 4.75% Senior Notes to $243.1 million as of December 31, 2023. In the fourth quarter of 2024, we purchased $4.6 million of the 4.75% Senior Notes through open market purchases, reducing the outstanding balance of the 4.75% Senior Notes to $238.5 million as of December 31, 2024. The Senior Notes were purchased at a weighted average purchase price of 97% of par during 2023 and 2024. In the future, we could elect to use our free cash flow to purchase additional Senior Notes in open market transactions, privately negotiated transactions or otherwise. We could also use our effective shelf registration statement to issue additional debt securities when we determine that market conditions and the opportunity to utilize the proceeds therefrom are favorable.

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

Operating Activities

Our net cash provided by operating activities for the year ended December 31, 2024 was $269.2 million compared with $231.9 million in 2023. Cash provided by operating activities represents our net income plus depreciation and amortization, changes in various components of working capital, and various non-cash charges. Cash provided by operating activities was favorably impacted by an increase in facility net operating income of $34.2 million during 2024 compared to 2023 and an increase in working capital balances of $18.0 million, partially offset by an increase in non-cash revenue in 2024 of $4.8 million compared with 2023 primarily attributable to the accelerated recognition of deferred revenue at the STFRC.

Investing Activities

Our net cash flow used in investing activities was $53.8 million for the year ended December 31, 2024 and was primarily attributable to capital expenditures for facility development and expansions of $8.7 million and $62.4 million for facility maintenance and information technology capital expenditures, partially offset by $13.7 million in net proceeds from the sale of assets.

Our net cash flow used in investing activities was $58.9 million for the year ended December 31, 2023 and was primarily attributable to capital expenditures for facility development and expansions of $4.9 million and $65.4 million for facility maintenance and information technology capital expenditures, partially offset by $11.1 million in net proceeds from the sale of assets.

Financing Activities

Our net cash flow used in financing activities was $222.2 million for the year ended December 31, 2024 and was primarily attributable to debt repayments related to the $593.1 million tender and redemption of the Old 8.25% Senior Notes, the $4.6 million purchase of the 4.75% Senior Notes, and $34.9 million of payments of debt defeasance, issuance and other financing related costs. In addition, our net cash flow used in financing activities was attributable to $11.6 million of scheduled principal repayments under our Term Loan and our non-recourse mortgage note. Our net cash flow used in financing activities also included $77.2 million for the share repurchase program our BOD authorized during the second quarter of 2022, as well as the purchase and retirement of common stock to satisfy withholding taxes in connection with equity-based compensation. Our net cash flow used in financing activities was partially offset by the $500.0 million gross proceeds from the issuance of the New 8.25% Senior Notes. We also borrowed $47.0 million on our Revolving Credit Facility, and repaid such amount during the year.

Our net cash flow used in financing activities was $206.2 million for the year ended December 31, 2023 and was primarily attributable to debt repayments, including $91.2 million related to our previous Term Loan, the $153.8 million redemption of the 4.625% Senior Notes, the $21.0 million purchase of the Old 8.25% Senior Notes, and the $6.9 million purchase of the 4.75% Senior Notes. In addition, our net cash flow used in financing activities was attributable to $9.9 million of scheduled principal repayments under our Term Loan and our non-recourse mortgage note. Our net cash flow used in financing activities also included $43.0 million for the share repurchase program, as well as the purchase and retirement of common stock that was issued in connection with equity-based compensation, and dividend payments on restricted stock units that became vested of $0.1 million. These payments were partially offset by the $125.0 million of proceeds from the aforementioned issuance of the Term Loan in October 2023 associated with the Fourth Amended and Restated Credit Agreement. We also borrowed $125.0 million on our Revolving Credit Facility, and repaid such amount during the year.

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

As of December 31, 2024, neither CoreCivic nor any of its subsidiary guarantors had any material or significant restrictions on CoreCivic's ability to obtain funds from its subsidiaries by dividend or loan or to transfer assets from such subsidiaries.

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

	December 31,
	2024	2023
Current assets	$439,388	$460,475
Real estate and related assets	2,253,129	2,323,562
Other assets	93,617	175,413
Total non-current assets	2,346,746	2,498,975
Current liabilities	271,220	284,886
Long-term debt, net	841,208	945,949
Other liabilities	179,670	246,903
Total long-term liabilities	1,020,878	1,192,852

	For the Years Ended December 31,
	2024	2023
Revenue	$1,958,953	$1,895,291
Operating expenses	1,491,980	1,462,414
Other expenses	280,093	263,401
Total expenses	1,772,073	1,725,815
Income before income taxes	86,598	92,437
Net income	63,503	64,203

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

Our reconciliation of net income to FFO and Normalized FFO for the years ended December 31, 2024, 2023, and 2022 is as follows (in thousands):

	For the Years Ended December 31,
	2024	2023	2022
FUNDS FROM OPERATIONS:
Net income	$68,868	$67,590	$122,320
Depreciation and amortization of real estate assets	99,865	98,076	96,917
Impairment of real estate assets	2,418	—	4,392
Gain on sale of real estate assets, net	(3,262)	(798)	(87,728)
Income tax expense for special items	242	226	21,995
Funds From Operations	168,131	165,094	157,896
Expenses associated with debt repayments and refinancing transactions	31,316	686	8,077
Income tax expense associated with change in corporate tax structure and other special tax items	—	930	—
Shareholder litigation expense	—	—	1,900
Other asset impairments	690	2,710	—
Income tax benefit for special items	(10,023)	(984)	(2,657)
Normalized Funds From Operations	$190,114	$168,436	$165,216

Material Cash Requirements

The following table summarizes our material cash requirements related to borrowings, contracts and leases by the indicated period as of December 31, 2024 (in thousands):

	Payments Due By Year Ending December 31,
	2025	2026	2027	2028	2029	Thereafter	Total
Long-term debt	$12,073	$15,701	$257,823	$97,995	$507,985	$105,803	$997,380
Interest on senior and mortgage notes	58,692	58,425	58,136	46,497	25,536	27,261	274,547
Contractual facility developments and other commitments	4,108	—	—	—	—	—	4,108
Leases	5,388	4,956	4,278	3,833	3,453	8,358	30,266
Total	$80,261	$79,082	$320,237	$148,325	$536,974	$141,422	$1,306,301

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

We had $18.0 million of letters of credit outstanding at December 31, 2024 primarily to support our requirement to repay fees and claims under our self-insured workers' compensation plan in the event we do not repay the fees and claims due in accordance with the terms of the plan, and for a debt service reserve requirement under terms of the Kansas Notes. The letters of credit are renewable annually. We did not have any draws under these outstanding letters of credit during 2024, 2023, or 2022.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Our primary market risk exposure is to changes in U.S. interest rates. We are exposed to market risk related to our Bank Credit Facility because the interest rates on these loans are subject to fluctuations in the market. We were also exposed to market risk related to our Term Loan B prior to its prepayment in full in May 2022. If the interest rate for our outstanding indebtedness under the Bank Credit Facility and the Term Loan B was 100 basis points higher or lower (but not less than 0%) during the years ended December 31, 2024, 2023, and 2022, our interest expense, net of amounts capitalized, would have been increased by $1.3 million, $1.1 million, and $1.4 million, respectively, and would have been decreased by $1.3 million, $1.1 million, and $0.8 million, respectively.

As of December 31, 2024, we had outstanding $500.0 million of senior notes due 2029 with a fixed interest rate of 8.25%, and $238.5 million of senior notes due 2027 with a fixed interest rate of 4.75%. We also had $140.2 million outstanding under the Kansas Notes with a fixed interest rate of 4.43%. Because the interest rates with respect to these instruments are fixed, a hypothetical 100 basis point increase or decrease in market interest rates would not have a material impact on our financial statements.

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

Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2024. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework released in 2013. Based on this assessment, management believes that, as of December 31, 2024, the Company's internal control over financial reporting was effective.

The Company's independent registered public accounting firm, Ernst & Young LLP, has issued an attestation report on the Company's internal control over financial reporting. That report begins on page 90.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the fourth fiscal quarter of 2024 that have materially affected, or are likely to materially affect, our internal control over financial reporting.

Report Of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of CoreCivic, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited CoreCivic, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control––Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, CoreCivic, Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and financial statement schedule listed in the Index at Item 15(2) and our report dated February 21, 2025 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Nashville, Tennessee

February 21, 2025

ITEM 9B. OTHER INFORMATION

None. Without limiting the generality of the foregoing, during the three months ended December 31, 2024, no director or officer (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) of the Company adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (in each case, as defined in Item 408 of Regulation S-K) for the purchase or sale of the Company’s securities.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

None.

PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this Item 10 will appear in, and is hereby incorporated by reference from, the information under the headings "Proposal 1 – Election of Directors-Incumbent Directors Standing for Re-Election," "Executive Officers," "Corporate Governance – Board Meetings and Committees," "Corporate Governance – Director Independence," "Corporate Governance – Certain Relationships and Related Party Transactions," "Corporate Governance – Insider Trading Policy," and "Security Ownership of Certain Beneficial Owners and Management – Section 16(a) Beneficial Ownership Reporting Compliance" in our definitive proxy statement for the 2025 Annual Meeting of Stockholders.

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

ITEM 11. EXECUTIVE COMPENSATION.

The information required by this Item 11 will appear in, and is hereby incorporated by reference from, the information under the headings "Corporate Governance – Equity Grant Practices" and "Executive and Director Compensation" in our definitive proxy statement for the 2025 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this Item 12 will appear in, and is hereby incorporated by reference from, the information under the heading "Security Ownership of Certain Beneficial Owners and Management – Ownership of Common Stock – Directors and Executive Officers," and "Security Ownership of Certain Beneficial Owners and Management – Ownership of Common Stock – Principal Stockholders" in our definitive proxy statement for the 2025 Annual Meeting of Stockholders.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth certain information as of December 31, 2024 regarding compensation plans under which our equity securities are authorized for issuance.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options	(b) Weighted – Average Exercise Price of Outstanding Options	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by stockholders	—	$—	5,153,899	(1)
Equity compensation plans not approved by stockholders	—	—	—
Total	—	$—	5,153,899

(1)
Reflects shares of common stock available for issuance under our Amended and Restated 2020 Stock Incentive Plan, the only equity compensation plan approved by our stockholders under which we continue to grant awards.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS AND DIRECTOR INDEPENDENCE.

The information required by this Item 13 will appear in, and is hereby incorporated by reference from, the information under the heading "Corporate Governance – Certain Relationships and Related Party Transactions" and "Corporate Governance – Director Independence" in our definitive proxy statement for the 2025 Annual Meeting of Stockholders.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by this Item 14 will appear in, and is hereby incorporated by reference from, the information under the heading "Proposal 2 – Non-Binding Ratification of Appointment of Independent Registered Public Accounting Firm" in our definitive proxy statement for the 2025 Annual Meeting of Stockholders.

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

(2)
Financial Statement Schedules:

Schedule III-Real Estate Assets and Accumulated Depreciation.

Information with respect to this item begins on page F-39 of this Annual Report on Form 10-K. Other schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the financial statements or notes thereto.

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

4.4

Indenture, (2029 Notes), dated as of March 12, 2024, by and among the Company and Equiniti Trust Company, LLC, as Trustee (previously filed as Exhibit 4.1 to the Company's Current Report on Form 8-K (Commission File no. 001-16109), filed with the Commission on March 12, 2024 and incorporated herein by this reference).

4.5	Form of 4.625% Senior Note due 2023 (incorporated by reference to Exhibit A to Exhibit 4.2 hereof).

4.6	Form of 4.75% Senior Note due 2027 (incorporated by reference to Exhibit A to Exhibit 4.10 hereof).

4.7	Form of 8.25% Senior Note due 2026 (incorporated by reference to Exhibit A to Exhibit 4.16 hereof).

4.8

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

4.17

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

4.18

Supplemental Indenture (2029 Notes) dated as of March 12, 2024, by and among the Company, certain subsidiary guarantors and Equiniti Trust Company, LLC, as Trustee (previously filed as Exhibit 4.2 to the Company's Current Report on Form 8-K (Commission File no. 001-16109), filed with the Commission on March 12, 2024 and incorporated herein by this reference).

4.19

Description of Securities of CoreCivic, Inc. (previously filed as Exhibit 4.16 to the Company's Current Report on Form 10-K (Commission File no. 001-16109), filed with the Commission on February 20, 2024 and incorporated herein by this reference).

10.1***

Fourth Amended and Restated Credit Agreement, dated October 11, 2023 (previously filed as Exhibit 10.1 to the Company's Current Report on Form 8-K (Commission File no. 001-16109, filed with the Commission on October 12, 2023 and incorporated herein by this reference).

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

19*	Second Amended and Restated Insider Trading Guidelines

21.1*	Subsidiaries of the Company.

22.1*	List of Guarantor Subsidiaries.

23.1*	Consent of Independent Registered Public Accounting Firm.

31.1*	Certification of the Company's Chief Executive Officer pursuant to Securities and Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Company's Chief Financial Officer pursuant to Securities and Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of the Company's Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the Company's Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97

CoreCivic, Inc. NYSE Executive Compensation Recoupment Policy (previously filed as Exhibit 97 to the Company's Current Report on Form 10-K (Commission File no. 001-16109), filed with the Commission on February 20, 2024 and incorporated herein by this reference).

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase.

104*	The cover page from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2024, formatted in Inline XBRL (included in Exhibit 101).

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CORECIVIC, INC.

Date: February 21, 2025	By:	/s/ Damon T. Hininger
Damon T. Hininger, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Damon T. Hininger	February 21, 2025
Damon T. Hininger, Chief Executive Officer (Principal Executive Officer and Director)

/s/ David M. Garfinkle	February 21, 2025
David M. Garfinkle, Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ Mark A. Emkes	February 21, 2025
Mark A. Emkes, Chairman of the Board of Directors

/s/ Robert J. Dennis	February 21, 2025
Robert J. Dennis, Director

/s/ Alexander R. Fischer	February 21, 2025
Alexander R. Fischer

/s/ Catherine Hernandez-Blades	February 21, 2025
Catherine Hernandez-Blades

/s/ Stacia A. Hylton	February 21, 2025
Stacia A. Hylton, Director

/s/ Harley G. Lappin	February 21, 2025
Harley G. Lappin, Director

/s/ Anne L. Mariucci	February 21, 2025
Anne L. Mariucci, Director

/s/ Thurgood Marshall, Jr.	February 21, 2025
Thurgood Marshall, Jr., Director

/s/ Devin I. Murphy	February 21, 2025
Devin I. Murphy, Director

/s/ John R. Prann, Jr.	February 21, 2025
John R. Prann, Jr., Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of CoreCivic, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of CoreCivic, Inc. and subsidiaries (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and financial statement schedule listed in the Index at Item 15(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 21, 2025 expressed an unqualified opinion thereon.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Impairment of Idle Facilities

Description of the Matter

At December 31, 2024, the Company’s property and equipment, net of accumulated depreciation, was $2.1 billion, which includes $315.2 million related to nine idle correctional facilities and $3.8 million related to other idle facilities. As discussed in Note 2 and Note 5 to the consolidated financial statements, long-lived assets other than goodwill are reviewed for impairment when circumstances indicate the carrying value of an asset may not be recoverable. The Company estimates undiscounted cash flows for each facility with an impairment indicator, including the idle facilities described above. When the estimated undiscounted cash flows associated with the asset or group of assets are less than their carrying value, an impairment is recognized as the difference between the carrying value of the asset and its fair value.

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

To test the Company’s long-lived asset impairment analysis, we performed audit procedures that included, among others, evaluating evidence supporting the projected utilization of idle facilities and the recoverability of net book values based on anticipated cash flows. We also performed sensitivity analyses to evaluate the impact of changes in assumptions on estimated undiscounted cash flows of idle facilities.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2002.

Nashville, Tennessee

February 21, 2025

CORECIVIC, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	December 31,
ASSETS	2024	2023
Cash and cash equivalents	$107,487	$121,845
Restricted cash	14,623	7,111
Accounts receivable, net of credit loss reserve of $4,471 and $6,827, respectively	288,738	312,174
Prepaid expenses and other current assets	38,970	26,304
Assets held for sale	—	7,480
Total current assets	449,818	474,914
Real estate and related assets:
Property and equipment, net of accumulated depreciation of $1,905,508 and $1,821,015, respectively	2,060,024	2,114,522
Other real estate assets	193,105	201,561
Goodwill	4,844	4,844
Other assets	224,100	309,558
Total assets	$2,931,891	$3,105,399
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable and accrued expenses	$273,724	$285,857
Current portion of long-term debt	12,073	11,597
Total current liabilities	285,797	297,454
Long-term debt, net	973,073	1,083,476
Deferred revenue	12,399	18,315
Non-current deferred tax liabilities	89,207	96,915
Other liabilities	78,064	131,673
Total liabilities	1,438,540	1,627,833
Commitments and contingencies
Preferred stock – $0.01 par value; 50,000 shares authorized; none issued and outstanding at December 31, 2024 and 2023	—	—
Common stock – $0.01 par value; 300,000 shares authorized; 109,861 and 112,733 shares issued and outstanding at December 31, 2024 and 2023, respectively	1,099	1,127
Additional paid-in capital	1,732,231	1,785,286
Accumulated deficit	(239,979)	(308,847)
Total stockholders' equity	1,493,351	1,477,566
Total liabilities and stockholders' equity	$2,931,891	$3,105,399

The accompanying notes are an integral part of these consolidated financial statements.

CORECIVIC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	For the Years Ended December 31,
	2024	2023	2022
REVENUE	$1,961,646	$1,896,635	$1,845,329
EXPENSES:
Operating	1,493,357	1,462,430	1,413,792
General and administrative	152,081	136,084	127,700
Depreciation and amortization	128,011	127,316	127,906
Shareholder litigation expense	—	—	1,900
Asset impairments	3,108	2,710	4,392
	1,776,557	1,728,540	1,675,690
OTHER INCOME (EXPENSE):
Interest expense, net	(67,415)	(72,960)	(84,974)
Expenses associated with debt repayments and refinancing transactions	(31,316)	(686)	(8,077)
Gain on sale of real estate assets	3,262	798	87,728
Other income	2,343	576	986
INCOME BEFORE INCOME TAXES	91,963	95,823	165,302
Income tax expense	(23,095)	(28,233)	(42,982)
NET INCOME	$68,868	$67,590	$122,320
BASIC EARNINGS PER SHARE	$0.62	$0.59	$1.03
DILUTED EARNINGS PER SHARE	$0.62	$0.59	$1.03

The accompanying notes are an integral part of these consolidated financial statements.

CORECIVIC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Years Ended December 31,
	2024	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$68,868	$67,590	$122,320
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	128,011	127,316	127,906
Asset impairments	3,108	2,710	4,392
Amortization of debt issuance costs and other non-cash interest	3,672	4,446	5,643
Expenses associated with debt repayments and refinancing transactions	31,316	686	8,077
Deferred income taxes	(7,708)	(2,703)	11,461
Gain on sale of assets	(3,262)	(798)	(87,728)
Other expenses and non-cash items	659	6,294	7,337
Non-cash revenue and other income	(7,601)	(2,783)	(3,998)
Non-cash equity compensation	25,681	20,760	17,568
Changes in assets and liabilities, net:
Accounts receivable, prepaid expenses and other assets	15,022	6,704	(35,172)
Accounts payable, accrued expenses and other liabilities	11,387	1,679	(24,223)
Net cash provided by operating activities	269,153	231,901	153,583
CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for facility development and expansions	(8,747)	(4,886)	(23,119)
Expenditures for other capital improvements	(62,424)	(65,369)	(58,277)
Net proceeds from sale of assets	13,738	11,068	157,680
Other investing activities	3,609	313	(3,246)
Net cash provided by (used in) investing activities	(53,824)	(58,874)	73,038
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of debt and borrowings from credit facility	547,000	250,000	100,000
Scheduled principal repayments	(11,598)	(9,895)	(15,064)
Principal repayments of credit facility	(47,000)	(125,000)	—
Other repayments of debt	(597,713)	(272,936)	(372,346)
Payment of debt defeasance, issuance and other refinancing and related costs	(34,944)	(4,632)	(6,402)
Payment of lease obligations for financing leases	(613)	(595)	(578)
Purchase and retirement of common stock	(77,171)	(43,047)	(79,887)
Dividends paid on restricted stock units	(136)	(131)	(886)
Net cash used in financing activities	(222,175)	(206,236)	(375,163)
NET DECREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(6,846)	(33,209)	(148,542)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of period	128,956	162,165	310,707
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of period	$122,110	$128,956	$162,165
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Net establishment (lease modification) of right of use assets and lease liabilities	$(56,804)	$2,551	$2,096
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest (net of amounts capitalized of $1.0 million in 2022)	$77,725	$81,765	$90,815
Income taxes paid	$37,108	$25,888	$28,286

The accompanying notes are an integral part of these consolidated financial statements.

CORECIVIC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2024, 2023 AND 2022

(in thousands)

	Stockholders' Equity

	Common Stock		Additional		Total
		Par	Paid-in	Accumulated	Stockholders'
	Shares	Value	Capital	Deficit	Equity
Balance as of December 31, 2021	120,285	$1,203	$1,869,955	$(498,690)	$1,372,468
Net income	—	—	—	122,320	122,320
Retirement of common stock	(7,141)	(71)	(79,816)	—	(79,887)
Dividends on RSUs	—	—	—	(61)	(61)
Restricted stock compensation, net of forfeitures	—	—	17,568	—	17,568
Restricted stock grants	1,844	18	(18)	—	—
Balance as of December 31, 2022	114,988	$1,150	$1,807,689	$(376,431)	$1,432,408
Net income	—	—	—	67,590	67,590
Retirement of common stock	(3,936)	(40)	(43,146)	—	(43,186)
Dividends on RSUs	—	—	—	(6)	(6)
Restricted stock compensation, net of forfeitures	—	—	20,760	—	20,760
Restricted stock grants	1,681	17	(17)	—	—
Balance as of December 31, 2023	112,733	$1,127	$1,785,286	$(308,847)	1,477,566
Net income	—	—	—	68,868	68,868
Retirement of common stock	(5,111)	(50)	(78,714)	—	(78,764)
Restricted stock compensation, net of forfeitures	—	—	25,681	—	25,681
Restricted stock grants	2,239	22	(22)	—	—
Balance as of December 31, 2024	109,861	$1,099	$1,732,231	$(239,979)	$1,493,351

The accompanying notes are an integral part of these consolidated financial statements.

CORECIVIC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024, 2023 AND 2022

1.
ORGANIZATION AND OPERATIONS

CoreCivic, Inc. (together with its subsidiaries, the "Company" or "CoreCivic") is the nation's largest owner of partnership correctional, detention, and residential reentry facilities and one of the largest prison operators in the United States ("U.S."). Through three segments, CoreCivic Safety, CoreCivic Community, and CoreCivic Properties, the Company provides a broad range of solutions to government partners that serve the public good through corrections and detention management, a network of residential reentry centers to help address America's recidivism crisis, and government real estate solutions. As of December 31, 2024, through its CoreCivic Safety segment, the Company operated 42 correctional and detention facilities, 38 of which the Company owned or controlled via a long-term lease, with a total design capacity of approximately 62,000 beds. Through its CoreCivic Community segment, the Company operated 21 residential reentry centers, which it owned or controlled via a long-term lease, with a total design capacity of approximately 4,000 beds. In addition, through its CoreCivic Properties segment, the Company owned 6 properties, with a total design capacity of approximately 10,000 beds.

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

2.
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles and include the accounts of CoreCivic on a consolidated basis with its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

CoreCivic considers all liquid deposits and investments with a maturity of three months or less at the time of purchase to be cash equivalents.

Restricted Cash

Restricted cash at December 31, 2024 and 2023 included deposit accounts that are restricted in use totaling $14.6 million and $7.1 million, respectively, and related primarily to the Lansing Correctional Facility to ensure the timely payment of certain operating expenses, capital expenditures and debt service, as further discussed in Note 9. The restricted cash accounts are required under the terms of the indebtedness securing such property. Restricted cash also includes inmate trust funds used for commissary transactions pursuant to customer contracts. As of December 31, 2024 and 2023, cash and cash equivalents of $107.5 million and $121.8 million, respectively, and restricted cash of $14.6 million and $7.1 million, respectively, on our consolidated balance sheets were combined to total cash, cash equivalents, and restricted cash amounts of $122.1 million and $128.9 million shown in the consolidated statements of cash flows.

Accounts Receivable and Credit Loss Reserve

At December 31, 2024 and 2023, accounts receivable of $288.7 million and $312.2 million, respectively, were net of credit loss reserve totaling $4.5 million and $6.8 million, respectively. Accounts receivable consist primarily of amounts due from federal, state, and local government agencies for the utilization of CoreCivic's properties, including amounts due for operating and managing the Company's correctional, detention, and residential reentry facilities, as well as its electronic monitoring and case management services operations.

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

For facilities which CoreCivic constructed for the public entity, two separate and distinct performance obligations exist. Service revenue is recognized as provided. All revenues and costs related to the construction of the facilities were recognized upon adoption of ASC 606, “Revenue from Contracts with Customers” (“ASC 606”), in 2018. Revenue recognized related to the construction of the facilities for which cash has not yet been received is recorded as a contract asset and is amortized and evaluated for impairment on an on-going basis. For facilities contributed to a service contract, the cost of the facility is accounted for as costs to fulfill the service contract and the cost is recognized over the term of the service contract. The costs related to contract assets and costs to fulfill the service contracts are recoverable if the contract is terminated or not renewed due to the existence of residual interest options.

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

Accounting for the Impairment of Long-Lived Assets Other Than Goodwill

Long-lived assets other than goodwill are reviewed for impairment when circumstances indicate the carrying value of an asset may not be recoverable. The Company estimates undiscounted cash flows for each asset or asset group (i.e., facility) with an impairment indicator. An impairment is recognized when the estimated undiscounted cash flows associated with the asset or group of assets are less than their carrying value. If impairment exists, an adjustment is made to write the asset down to its fair value, and a loss is recorded as the difference between the carrying value and fair value. Fair values are determined based on quoted market values, comparable sales data, discounted cash flows or internal and external appraisals, as applicable.

Goodwill

Goodwill represents the cost in excess of the fair value of net assets of businesses acquired and goodwill is tested for impairment at least annually. Goodwill was $4.8 million as of December 31, 2024 and 2023, all of which was related to the Company's CoreCivic Safety segment. CoreCivic performs its impairment tests during the fourth quarter in connection with its annual budgeting process, and whenever circumstances indicate the carrying value of goodwill may not be recoverable. CoreCivic performs a qualitative assessment to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, the Company determines it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then the Company performs a quantitative impairment test. The Company will record an impairment charge based on the excess of a reporting unit’s carrying amount over its fair value. There were no goodwill impairments recorded during the periods presented.

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

Revenue Recognition

In CoreCivic Safety and CoreCivic Community, revenue is recognized over time when control of the promised service is transferred to CoreCivic's customers, in an amount that reflects consideration CoreCivic expects to be entitled for those services which is typically in the form of a fixed rate. These services are considered to be a single performance obligation and are generally satisfied in one to thirty days depending on the performance obligation. CoreCivic maintains contracts with certain governmental entities to manage their facilities for fixed per diem rates. CoreCivic also maintains contracts with various federal, state, and local governmental entities for the housing of offenders in company-owned facilities at fixed per diem rates or monthly fixed rates. These contracts usually contain expiration dates with renewal options ranging from annual to multi-year renewals. Most of these contracts have current terms that require renewal every two to five years. Additionally, most facility management contracts contain clauses that allow the government agency to terminate a contract without cause and are generally subject to legislative appropriations. CoreCivic generally expects to renew these contracts for periods consistent with the remaining renewal options allowed by the contracts or other reasonable extensions; however, no assurance can be given that such renewals will be obtained. Fixed monthly rate revenue is recorded in the month earned, and fixed per diem revenue, including revenue under those contracts that include guaranteed minimum populations, is recorded based on the per diem rate multiplied by the number of offenders housed or guaranteed during the respective period.

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

In CoreCivic Properties, lease revenue is recognized in accordance with ASC 842, "Leases". In accordance with ASC 842, minimum lease revenue is recognized on a straight-line basis over the term of the related lease. Lease incentives are recognized as a reduction to lease revenue on a straight-line basis over the term of the related lease. Lease revenue associated with expense reimbursements from tenants is recognized in the period that the related expenses are incurred based upon the tenant lease provision.

Other revenue consists primarily of revenues associated with the Company's electronic monitoring and case management services, as well as ancillary revenues associated with operating correctional, detention and residential reentry facilities in our CoreCivic Safety and CoreCivic Community segments. Other revenue is also generated from prisoner transportation services for governmental agencies. Revenue is recorded at a point in time when goods are provided or over time when services are provided.

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

CoreCivic's deferred tax assets and liabilities are classified as non-current on the consolidated balance sheets. See Note 11 for further discussion of the significant components of CoreCivic's deferred tax assets and liabilities.

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

Fair Value of Financial Instruments

To meet the reporting requirements of ASC 825, "Financial Instruments", regarding fair value of financial instruments, CoreCivic calculates the estimated fair value of financial instruments using market interest rates, quoted market prices of similar instruments, or discounted cash flow techniques with observable Level 1 inputs for publicly traded debt and Level 2 inputs for all other financial instruments, as defined in ASC 820, "Fair Value Measurement". At December 31, 2024 and 2023, there were no material differences between the carrying amounts and the estimated fair values of CoreCivic's financial instruments, other than as follows (in thousands):

	December 31,
	2024		2023
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Debt	$(997,380)	$(1,005,425)	$(1,106,691)	$(1,090,326)

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

CoreCivic derives its revenues primarily from amounts earned under federal, state, and local government contracts. For each of the years ended December 31, 2024, 2023, and 2022, federal correctional and detention authorities represented 51%, 52%, and 54%, respectively, of CoreCivic's total revenue. Federal correctional and detention authorities consist primarily of U.S. Immigration and Customs Enforcement ("ICE") and the United States Marshals Service ("USMS"). ICE accounted for 29%, 30%, and 29% of total revenue for 2024, 2023, and 2022, respectively. The USMS accounted for 21%, 21%, and 22% of total revenue for 2024, 2023, and 2022, respectively. State revenues from contracts at correctional, detention, and residential reentry facilities that CoreCivic operates represented 40%, 39%, and 36% of total revenue during the years ended December 31, 2024, 2023, and 2022, respectively. The state of Tennessee generated 10% of CoreCivic's total revenue in 2024, 2023 and 2022, all in the Company's CoreCivic Safety segment, with no other state customer generating 10% or more of our total revenue in 2024, 2023, or 2022. Although the revenue generated from each of these agencies is derived from numerous management contracts and various types of properties (i.e., correctional, detention, and reentry) the loss or substantial reduction in value of one or more of such contracts could have a material impact on CoreCivic's financial condition and results of operations.

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

Leases

Leases are accounted for under the provisions of Accounting Standards Update ("ASU") 2016-02, "Leases (Topic 842)" and ASU 2018-11, "Targeted Improvements – Leases (Topic 842)", cumulatively "ASC 842". For finance leases and operating leases, CoreCivic recognizes on the balance sheet a liability to make lease payments and a right-of-use ("ROU") asset representing its right to use the underlying asset for the lease term, with each initially measured at the present value of the lease payments. The Company also applies the "short-term lease exception" permitted by ASC 842 for all classes of underlying assets. With the exception of the South Texas Family Residential Center lease, as further described in Note 4, the Company accounts for each separate lease component of a contract and its associated non-lease components as a single lease component. All rental payments associated with the South Texas Family Residential Center lease were classified as operating expenses.

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

Recent Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board ("FASB") issued ASU No 2023-07, "Improvements to Reportable Segment Disclosures (Topic 280)" ("ASU 2023-07"). ASU 2023-07 updates reportable segment disclosure requirements by including disclosures of significant reportable segment expenses that are regularly provided to the Chief Operating Decision Maker ("CODM") and included within each reported measure of a segment's profit or loss. ASU 2023-07 also requires disclosure of the title and position of the individual identified as the CODM and an explanation of how the CODM uses the reported measures of a segment's profit or loss in assessing segment performance and deciding how to allocate resources. CoreCivic adopted ASU 2023-07 for the year ended December 31, 2024, and has applied the new standard retrospectively for all periods presented. See Note 15, Segment Reporting.

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

In March 2024, the Securities and Exchange Commission ("SEC") adopted final rules designed to enhance public company disclosures related to the risks and impacts of climate-related matters (the "Climate Disclosure Rules"). The Climate Disclosure Rules include disclosures relating to climate-related risks and risk management as well as the board and management's governance of such risks. In addition, the Climate Disclosure Rules include requirements to disclose, in the audited consolidated financial statements, the financial effects of severe weather events and other natural conditions meeting certain thresholds, as well as carbon offsets and renewable energy credits. Larger registrants, including CoreCivic, will also be required to disclose information about greenhouse gas emissions, which will be subject to a phased-in assurance requirement. On April 4, 2024, the SEC issued an order staying the Climate Disclosure Rules as it faces certain legal challenges regarding implementation of such rules. The disclosure requirements will be effective for our annual reporting periods beginning with the fiscal year ending December 31, 2025, subject to any delay which may result from the current stay issued by the SEC. The Company is currently assessing the impact of these rules, if implemented, on the Company's consolidated financial statements.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants and the SEC applicable to financial statements beginning January 1, 2024 or later did not, or are not expected to, have a material effect on the Company's results of operations or financial position.

3.
REAL ESTATE AND RELATED ASSETS

At December 31, 2024, CoreCivic owned or controlled via long-term leases 65 correctional, detention, and residential reentry real estate properties, including 6 correctional properties in the Company's CoreCivic Properties segment. At December 31, 2024, CoreCivic also managed four correctional and detention facilities owned by governmental agencies.

Property and equipment, at cost, consists of the following (in thousands):

	December 31,
	2024	2023
Land and improvements	$240,050	$237,505
Buildings and improvements	3,210,239	3,193,948
Equipment and software	478,134	465,337
Office furniture and fixtures	37,109	38,747
	3,965,532	3,935,537
Less: Accumulated depreciation	(1,905,508)	(1,821,015)
	$2,060,024	$2,114,522

Depreciation expense was $127.6 million, $126.8 million, and $126.7 million for the years ended December 31, 2024, 2023, and 2022, respectively.

Nine of the facilities owned by CoreCivic are subject to options that allow various governmental agencies to purchase those facilities. Certain of these options to purchase are based on a depreciated book value while others are based on a fair market value calculation. Four of the facilities that are subject to options are accounted for in accordance with ASC 853 and are recorded in other real estate assets on the consolidated balance sheets, as further described in Note 2. As of December 31, 2024 and 2023, CoreCivic had $193.1 million and $201.6 million, respectively, in other real estate assets, including $132.5 million and $134.8 million, respectively, accounted for as a contract cost and $60.6 million and $66.8 million, respectively, accounted for as costs of fulfilling the related service contract.

4.
LEASES

Lessee

As further described in Note 2, CoreCivic accounts for leases in accordance with ASC 842. CoreCivic leases land and buildings from third-party lessors for multiple properties under operating leases that expire over varying dates through 2032. The ROU asset related to these leases amounted to $42.4 million and $119.8 million at December 31, 2024 and 2023, respectively, while the current portion of the lease liability amounted to $3.3 million and $25.9 million and the long-term portion of the liability amounted to $17.7 million and $70.9 million at December 31, 2024 and 2023, respectively. As of December 31, 2024, the weighted-average lease term of the operating leases was 5.7 years, and the weighted average discount rate associated with the operating leases was 5.5%.

As further described in Note 10, the Company received notification from ICE of its intent to terminate an inter-governmental service agreement ("IGSA") for services at the 2,400-bed South Texas Family Residential Center ("STFRC") effective August 9, 2024. CoreCivic leased the STFRC and the site upon which it was constructed from a third-party lessor. CoreCivic's lease agreement with the third-party lessor was over a base period concurrent with the IGSA with ICE, which was amended in September 2020 to extend the term of the agreement through September 2026. The extended lease agreement provided CoreCivic with the ability to terminate the lease with a notification period of at least 60 days if ICE terminated the extended IGSA. Upon being notified by ICE of its intent to terminate the IGSA at the STFRC, CoreCivic provided notice to the third-party lessor of its intent to terminate the lease agreement effective August 9, 2024. In accordance with ASC 842, in the second quarter of 2024, CoreCivic remeasured the lease liability and recorded a corresponding adjustment of $57.0 million to the associated ROU asset to reflect the reduction to the lease term. Given the lease termination, as of December 31, 2024, there were no balances remaining associated with a ROU asset or lease liability for the STFRC site.

The expense incurred for all operating leases, inclusive of short-term and variable leases, but exclusive of the non-lease food services component of the STFRC lease, was $20.9 million, $34.2 million, and $34.2 million for the years ended December 31, 2024, 2023, and 2022, respectively. The cash payments for operating leases are reflected as cash flows from operating activities on the accompanying consolidated statements of cash flows and cash payments for financing leases are reflected as cash flows from financing activities. Future minimum lease payments as of December 31, 2024 for the Company's operating lease liabilities are as follows (in thousands):

2025	$4,573
2026	4,259
2027	3,622
2028	3,190
2029	2,804
Thereafter	6,149
Total future minimum lease payments	24,597
Less amount representing interest	(3,613)
Total present value of minimum lease payments	$20,984

Lessor

Through its CoreCivic Properties segment, as of December 31, 2024, the Company owned $239.9 million in property and equipment at six properties, four of which are currently leased to government agencies under operating and finance leases that expire over varying dates through 2040 and some of which contain renewal options. In accordance with ASC 842, minimum lease revenue is recognized on a straight-line basis over the term of the related lease. Lease incentives are recognized as a reduction to lease revenue on a straight-line basis over the term of the related lease. Lease revenue associated with expense reimbursements from tenants is recognized in the period that the related expenses are incurred based upon the tenant lease provision. Future minimum lease payments to be received from third-party lessees as of December 31, 2024 for the Company's operating leases are as follows (in thousands):

2025	$15,962
2026	16,174
2027	15,615
2028	11,950
2029	8,308
Thereafter	2,279

Financing Leasing Transactions

On January 24, 2018, CoreCivic entered into a 20-year lease agreement with the Kansas Department of Corrections ("KDOC") for a 2,432-bed correctional facility to be constructed by the Company in Lansing, Kansas. The new facility, reported in the Company's CoreCivic Properties segment, replaced the Lansing Correctional Facility, Kansas' largest correctional complex for adult male inmates, originally constructed in 1863. CoreCivic will be responsible for facility maintenance throughout the 20-year term of the lease, at which time ownership will revert to the state of Kansas. Construction of the facility commenced in the first quarter of 2018, and construction was completed in January 2020, at which time the lease commenced. CoreCivic accounts for the lease with the KDOC partially as a financing receivable under ASC 842, with the remaining portion of the lease payments attributable to maintenance services and capital expenditures as revenue streams under ASC 606. As of December 31, 2024 and 2023, the financing receivable was $135.3 million and $139.0 million, respectively, included in Other Assets on the consolidated balance sheets. For the years ended December 31, 2024, 2023 and 2022, the Lansing Correctional Facility generated $2.7 million, $2.6 million, and $2.5 million, respectively, of revenue associated with the non-lease services components of the arrangement, and $8.3 million, $8.5 million, and $8.7 million of interest income, respectively. Future minimum lease payments to be received from the third-party lessee as of December 31, 2024 for the Company's finance lease is as follows (in thousands):

2025	$16,484
2026	16,804
2027	17,130
2028	17,462
2029	17,801
Thereafter	199,956
Total future minimum lease payments to be received	285,637
Less amount representing interest	(75,890)
Less amount representing maintenance services and capital expenditures	(74,420)
Total present value of minimum lease payments to be received	$135,327

5.
REAL ESTATE TRANSACTIONS

Assets Held For Sale and Dispositions

In July 2024, CoreCivic completed the sale of an idled 390-bed facility in Oklahoma that was reported in its CoreCivic Community segment. The sale generated net sales proceeds of $3.4 million, resulting in a gain on sale of $1.2 million reported in the third quarter of 2024. In January 2024, CoreCivic completed the sale of a facility in Colorado that was also reported in its CoreCivic Community segment. The sale generated net sales proceeds of $8.0 million, resulting in a gain on sale of $0.5 million reported in the first quarter of 2024. The facility was classified as held for sale as of December 31, 2023. CoreCivic continued to operate the facility through the expiration of the related management contract in June 2024. In addition, during 2024, CoreCivic completed the sales of two unused parcels of land in Texas. The sales generated net sales proceeds of $1.9 million, resulting in an aggregate gain on sale of $1.6 million.

CoreCivic incurred an asset impairment charge of $3.1 million in the third quarter of 2024 associated with property and equipment at the STFRC based on a cash flow method for determining fair value. See Notes 4 and 10 for further detail regarding the terminations of the IGSA and lease agreement associated with the STFRC, which was reported in the Company's CoreCivic Safety segment.

During 2023, CoreCivic completed the sales of three community corrections facilities leased to government agencies that were reported in CoreCivic's Properties segment and one vacant parcel of land. The sales of these four assets generated aggregate net sales proceeds of $10.8 million, resulting in an aggregate net gain on sale of $0.8 million after transaction costs.

On July 25, 2022, CoreCivic entered into a Purchase and Sale Agreement with the Georgia Building Authority for the sale of CoreCivic's McRae Correctional Facility located in McRae, Georgia, and reported in CoreCivic's Safety segment, for a gross sales price of $130.0 million. The sale of the McRae facility was completed on August 9, 2022. The sale generated net proceeds of $129.7 million, resulting in a gain on sale of $77.5 million after transaction costs, which was reported in the third quarter of 2022. CoreCivic had a management contract with the Bureau of Prisons ("BOP") at the McRae facility, which expired on November 30, 2022 and was not renewed. In connection with the sale, CoreCivic and the Georgia Building Authority entered into an agreement to lease the McRae Correctional Facility to CoreCivic through November 30, 2022 to allow the Company to fulfill its obligations to the BOP.

In addition, during 2022, CoreCivic completed the sales of three residential reentry centers in Oklahoma and Colorado and reported in CoreCivic's Community segment, two community corrections facilities leased to government agencies in California and reported in CoreCivic's Properties segment, and two undeveloped parcels of land. The sales of these seven properties generated aggregate net sales proceeds of $27.3 million, resulting in an aggregate net gain on sale of $9.9 million after transaction costs. Pursuant to the agreement to sell the Oklahoma property, in the third quarter of 2022, CoreCivic recognized an impairment charge of $3.5 million associated with the facility, based on its fair value less costs to sell.

Idle Facilities

As of December 31, 2024, CoreCivic had nine idle correctional facilities that are currently available and being actively marketed as solutions to meet the needs of potential customers. The following table summarizes each of the idled facilities and their respective net carrying values, excluding equipment and other assets that could generally be transferred and used at other facilities CoreCivic owns without significant cost (dollars in thousands):

	Net Carrying Values at December 31,
Facility	2024	2023
Prairie Correctional Facility	$12,390	$13,230
Huerfano County Correctional Center	13,625	14,058
Diamondback Correctional Facility	36,644	33,764
Marion Adjustment Center	9,811	9,968
Kit Carson Correctional Center	46,279	47,638
West Tennessee Detention Facility	17,632	18,568
Midwest Regional Reception Center	48,115	49,736
North Fork Correctional Facility	57,444	60,044
California City Correctional Center	73,232	75,430
	$315,172	$322,436

Effective March 31, 2024, the Company's lease agreement with California Department of Corrections and Rehabilitation was terminated and the California City Correctional Center became idled. As of December 31, 2024, CoreCivic also had one idled non-core facility in its Safety segment containing 240 beds with a net book value of $2.7 million, and an idled facility in its Community segment, containing 60 beds with a net book value of $1.1 million.

CoreCivic incurred aggregate operating expenses at these idled facilities of approximately $17.4 million, $12.2 million, and $9.4 million during the period they were idle for the years ended December 31, 2024, 2023, and 2022, respectively. The amount for 2022 excludes $3.5 million of operating expenses incurred at the West Tennessee Detention Facility and the Midwest Regional Reception Center during the three months ended March 31, 2022. The West Tennessee facility was idled upon the expiration of a USMS contract on September 30, 2021, and the Midwest Regional Reception Center was idled upon the expiration of a USMS contract on December 31, 2021. CoreCivic retained a certain staffing level at both facilities through the first three months of 2022 in order to quickly respond in the event the Company was able to enter into new contracts with government agencies promptly following the contract expirations. The Company also continued to incur expenses related to transportation services provided by staff at the Midwest Regional Reception Center during the first three months of 2022.

The Company estimated undiscounted cash flows for each facility with an impairment indicator. The Company's estimated undiscounted cash flows reflected the Company’s most recent expectations around potential utilization and/or sale of the facilities and projected cash flows based on historical cash flows, cash flows of comparable facilities, and recent contract negotiations for utilization, as applicable. The Company concluded that the estimated undiscounted cash flows exceeded carrying values for each facility as of December 31, 2024 and 2023.

CoreCivic evaluates, on a quarterly basis, market developments for the potential utilization of each of its idle facilities in order to identify events that may cause CoreCivic to reconsider its assumptions with respect to the recoverability of book values as compared to undiscounted cash flows. CoreCivic considers the cancellation of a contract in its Safety or Community segment or an expiration and non-renewal of a lease agreement in its CoreCivic Properties segment as indicators of impairment and tests each of the idled facilities for impairment when it is notified by the respective customers or tenants that they would no longer be utilizing such facility.

6.
INVESTMENT IN AFFILIATE

CoreCivic has a 50% ownership interest in Agecroft Prison Management Ltd. ("APM"), an entity holding the management contract for a correctional facility, HM Prison Forest Bank, under a 25-year prison management contract with an agency of the United Kingdom government. CoreCivic has determined that its joint venture investment in APM represents a variable interest entity ("VIE") in accordance with ASC 810, "Consolidation" of which CoreCivic is not the primary beneficiary. The Forest Bank facility, located in Salford, England, which was sold in April 2001, was previously constructed and owned by a wholly-owned subsidiary of CoreCivic. All gains and losses under the joint venture are accounted for using the equity method of accounting. During 2000, CoreCivic extended a working capital loan to APM, which has an outstanding balance of $2.8 million as of December 31, 2024 and is reported in prepaid expenses and other current assets on the accompanying consolidated balance sheets. This note was repaid in the first quarter of 2025.

For the years ended December 31, 2024 and 2023, equity in earnings of the joint venture was $2.3 million and $325,000, respectively. For the year ended December 31, 2022, equity in losses of the joint venture was $124,000. The equity in earnings and losses of the joint venture is included in other income (expense) in the consolidated statements of operations.

7.
OTHER ASSETS

Other assets consist of the following (in thousands):

	December 31,
	2024	2023
Intangible assets, less accumulated amortization of $2,761 and $2,307, respectively	$6,719	$7,173
Financing receivable - Kansas lease	135,327	138,989
ROU lease assets	42,399	119,773
Debt issuance costs for revolving credit facility, less accumulated amortization of $962 and $180, respectively	2,762	3,397
Cash equivalents and cash surrender value of life insurance held in rabbi trust	16,720	16,545
Straight-line rent receivable	1,231	1,854
Insurance receivable	16,129	15,966
Other	2,813	5,861
	$224,100	$309,558

The gross carrying amount of intangible assets amounted to $9.5 million at December 31, 2024 and 2023. Amortization expense related to intangible assets was $0.5 million, $0.5 million, and $1.3 million for 2024, 2023, and 2022, respectively, and was reported as depreciation and amortization in the accompanying consolidated statements of operations for the respective periods.

As of December 31, 2024, the estimated amortization expense related to intangible assets for each of the next five years is as follows (in thousands):

2025	$454
2026	454
2027	454
2028	454
2029	454

8.
ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER LONG-TERM LIABILITIES

Accounts payable and accrued expenses consist of the following (in thousands):

	December 31,
	2024	2023
Trade accounts payable	$72,866	$72,020
Accrued salaries and wages	76,707	60,918
Commissary and related resident payables	33,379	26,010
Income taxes payable	1,943	4,619
Accrued workers' compensation and auto liability	9,384	9,223
Accrued litigation	7,406	7,756
Accrued employee medical insurance	7,188	6,640
Accrued property taxes	26,689	25,914
Accrued interest	12,319	14,399
Lease liabilities	3,253	34,353
Deferred revenue	12,233	13,117
Construction payable	259	2,044
Other	10,098	8,844
	$273,724	$285,857

Other long-term liabilities consist of the following (in thousands):

	December 31,
	2024	2023
Intangible contract liability	$3,482	$3,869
Accrued workers' compensation	34,765	35,856
Accrued deferred compensation	15,347	14,026
Lease financing obligation	6,739	6,975
Lease liabilities	17,731	70,935
Other	-	12
	$78,064	$131,673

9.
DEBT

Debt outstanding consists of the following (in thousands):

	December 31,
	2024	2023
Revolving Credit Facility maturing October 2028. Interest payable periodically at variable interest rates.	$—	$—
Term Loan maturing October 2028. Interest payable periodically at variable interest rates. The rate at December 31, 2024 and 2023 was 7.2% and 8.7%, respectively. Unamortized debt issuance costs amounted to $1.1 million and $1.5 million at December 31, 2024 and 2023, respectively.	118,750	125,000
4.75% Senior Notes maturing October 2027. Unamortized debt issuance costs amounted to $1.1 million and $1.5 million at December 31, 2024 and 2023, respectively.	238,468	243,068
8.25% Senior Notes maturing April 2026. Unamortized debt issuance costs amounted to $5.8 million at December 31, 2023. The 8.25% Senior Notes were redeemed on April 15, 2024, as further described below.	—	593,113
8.25% Senior Notes maturing April 2029. Unamortized debt issuance costs amounted to $7.5 million at December 31, 2024.	500,000	—
4.43% Lansing Correctional Center Non-Recourse Mortgage Note maturing January 2040. Unamortized debt issuance costs amounted to $2.5 million and $2.6 million at December 31, 2024 and 2023, respectively.	140,162	145,510
Total debt	997,380	1,106,691
Unamortized debt issuance costs	(12,234)	(12,052)
Net unamortized original issue premium	—	434
Current portion of long-term debt	(12,073)	(11,597)
Long-term debt, net	$973,073	$1,083,476

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

Based on the Company's total leverage ratio, as of December 31, 2024, interest on loans under the Bank Credit Facility, was at a base rate plus a margin of 1.75% or at the Term SOFR plus a margin of 2.75%, and a commitment fee equal to 0.35% of the unfunded balance of the Revolving Credit Facility. The Revolving Credit Facility also has a $100.0 million sublimit for the issuance of standby letters of credit. As of December 31, 2024, CoreCivic had no borrowings outstanding under the Revolving Credit Facility. As of December 31, 2024, CoreCivic had $18.0 million in letters of credit outstanding, resulting in $257.0 million available under the Revolving Credit Facility. The Term Loan, which had an outstanding principal balance of $118.8 million as of December 31, 2024, requires scheduled quarterly principal payments through October 2028, and is pre-payable without penalty.

The Bank Credit Facility requires CoreCivic to meet certain financial covenants, including, without limitation, a total leverage ratio of not more than 4.50 to 1.00, a secured leverage ratio of not more than 2.50 to 1.00, and a fixed charge coverage ratio of not less than 1.75 to 1.00. As of December 31, 2024, CoreCivic was in compliance with all such covenants. The Bank Credit Facility is secured by a pledge of all of the capital stock (or other ownership interests) of CoreCivic's domestic restricted subsidiaries, 65% of the capital stock (or other ownership interests) of CoreCivic's "first-tier" foreign subsidiaries, all of the accounts receivable of the Company and its domestic restricted subsidiaries, and substantially all of the deposit accounts of the Company and its domestic restricted subsidiaries. In the event that (a) the consolidated total leverage equals or exceeds 4.25 to 1.00 or (b) the Company incurs certain debt above a specified threshold, each known as a "springing lien" event, certain intangible assets and unencumbered real estate assets that meet a 50% loan-to-value requirement are required to be added as collateral. In addition, the Bank Credit Facility contains certain covenants that, among other things, limit the incurrence of additional indebtedness, payment of dividends and other customary restricted payments, permitted investments, transactions with affiliates, asset sales, mergers and consolidations, liquidations, prepayments and modifications of other indebtedness, liens and other encumbrances and other matters customarily restricted in such agreements, and in each case subject to customary carveouts. The Bank Credit Facility is subject to cross-default provisions with respect to the terms of certain of CoreCivic's other material indebtedness and is subject to acceleration upon the occurrence of a change of control.

Senior Notes. Interest on the $238.5 million remaining aggregate principal amount of CoreCivic's 4.75% senior unsecured notes issued in October 2017 with an original principal amount of $250.0 million (the "4.75% Senior Notes") accrues at the stated rate and is payable in April and October of each year. The 4.75% Senior Notes are scheduled to mature on October 15, 2027. During 2024 and 2023, the Company purchased $4.6 million and $6.9 million, respectively, principal amount of the 4.75% Senior Notes through open market purchases, reducing the outstanding balance of the 4.75% Senior Notes to $238.5 million as of December 31, 2024. Interest on the aggregate principal amount of CoreCivic's 8.25% senior unsecured notes issued in April and September 2021, with an original principal amount of $675.0 million (the "Old 8.25% Senior Notes"), accrued at the stated rate and was payable in April and October of each year. The Old 8.25% Senior Notes were scheduled to mature on April 15, 2026. During 2022 and 2023, the Company purchased $81.9 million principal amount of the Old 8.25% Senior Notes through open market purchases reducing the outstanding balance of the Old 8.25% Senior Notes to $593.1 million as of December 31, 2023.

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

Lansing Correctional Facility Non-Recourse Mortgage Note. On April 20, 2018, CoreCivic of Kansas, LLC (the "Issuer"), a wholly-owned unrestricted subsidiary of the Company, priced $159.5 million in aggregate principal amount of non-recourse senior secured notes of the Issuer (the "Kansas Notes"), in a private placement pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended. The Kansas Notes have a yield to maturity of 4.43% and are scheduled to mature in January 2040, 20 years following completion of the project, which occurred in January 2020. Principal and interest on the Kansas Notes are payable in quarterly payments, which began in July 2020 and continue until maturity. CoreCivic may redeem all or part of the Kansas Notes at any time upon written notice of not less than 30 days and not more than 60 days prior to the date fixed for such prepayment, with a "make-whole" amount, together with interest on the Kansas Notes accrued to, but not including, the redemption date. Because the Issuer has been designated as an unrestricted subsidiary of the Company under terms of the Bank Credit Facility, the issuance and service of the Kansas Notes, and the revenues and expenses associated with the facility lease, do not impact the financial covenants associated with the Bank Credit Facility. As of December 31, 2024, the outstanding balance of the Kansas Notes was $140.2 million.

Guarantees and Covenants. All of the restricted domestic subsidiaries of CoreCivic (as the parent corporation) have provided full and unconditional guarantees of the Senior Notes. All of CoreCivic's subsidiaries guaranteeing the Senior Notes are 100% owned subsidiaries of CoreCivic; and the subsidiary guarantees are full and unconditional and are joint and several obligations of the guarantors.

As of December 31, 2024, neither CoreCivic nor any of its subsidiary guarantors had any material or significant restrictions on CoreCivic's ability to obtain funds from its subsidiaries by dividend or loan or to transfer assets from such subsidiaries.

Other Debt Transactions

Letters of Credit. At December 31, 2024 and 2023, CoreCivic had $18.0 million and $17.9 million, respectively, in outstanding letters of credit. The letters of credit were issued primarily to secure CoreCivic's workers' compensation and general liability insurance policies, performance bonds, and for a debt service reserve requirement under terms of the Kansas Notes.

Debt Maturities

Scheduled principal payments as of December 31, 2024 for the next five years and thereafter were as follows (in thousands):

2025	$12,073
2026	15,701
2027	257,823
2028	97,995
2029	507,985
Thereafter	105,803
Total debt	$997,380

Cross-Default Provisions

The provisions of CoreCivic's debt agreements relating to the Bank Credit Facility and the Senior Notes contain certain cross-default provisions. Any events of default under the Bank Credit Facility that result in the lenders' actual acceleration of amounts outstanding thereunder also result in an event of default under the Senior Notes. Additionally, any events of default under the Senior Notes that give rise to the ability of the holders of such indebtedness to exercise their acceleration rights also result in an event of default under the Bank Credit Facility.

If CoreCivic were to be in default under the Bank Credit Facility, and if the lenders under the Bank Credit Facility elected to exercise their rights to accelerate CoreCivic's obligations under the Bank Credit Facility, such events could result in the acceleration of all or a portion of CoreCivic's Senior Notes, which would have a material impact on CoreCivic's liquidity and financial position. CoreCivic does not have sufficient working capital to satisfy its debt obligations in the event of an acceleration of all or a substantial portion of CoreCivic's outstanding indebtedness.

10.
DEFERRED REVENUE

On June 10, 2024, the Company received notification from ICE of its intent to terminate an IGSA for services at the 2,400-bed STFRC effective August 9, 2024. The IGSA originated in 2014, was extended in 2016, and was extended again in 2020 from September 2021 through September 2026. ICE's termination rights, which permitted ICE to terminate the agreement for convenience or non-appropriation of funds, without penalty, by providing CoreCivic with at least a 60-day notice, were unchanged under the previous IGSA.

Under the fixed monthly payment schedule of the original IGSA, ICE agreed to pay CoreCivic $70.0 million in two $35.0 million installments during the fourth quarter of 2014, and graduated fixed monthly payments over the remaining months of the contract. During the year ended December 31, 2024 and 2023, CoreCivic recognized $100.7 million and $156.1 million, respectively, in revenue under the amended IGSA, with the unrecognized balance of the fixed monthly payments at December 31, 2023 of $7.3 million reported in deferred revenue. At December 31, 2023, the current portion of deferred revenue was reflected within accounts payable and accrued expenses while the long-term portion was reflected as deferred revenue on the accompanying consolidated balance sheets. CoreCivic recognized the $7.3 million of deferred revenue remaining at December 31, 2023 during the year ended December 31, 2024, with $5.7 million of the amount recognized upon termination of the IGSA in the third quarter of 2024 when no further service obligation existed.

In addition to deferred revenue associated with STFRC, the Company has other contracts that required up-front payments from customers resulting in deferred revenue balances over the expected contract terms. As of December 31, 2024 and 2023, the current portion of deferred revenue amounting to $12.2 million and $13.1 million, respectively, was reported in accounts payable and accrued expenses and the long-term portion of deferred revenue was $12.4 million and $18.3 million, respectively, on the accompanying consolidated balance sheets.

11.
INCOME TAXES

CoreCivic recorded an income tax expense of $23.1 million, $28.2 million, and $43.0 million for the years ended December 31, 2024, 2023 and 2022, respectively. Income tax expense is comprised of the following components (in thousands):

	For the Years Ended December 31,
	2024	2023	2022
Current income tax expense
Federal	$26,621	$25,037	$25,681
State	4,182	5,899	5,840
	30,803	30,936	31,521
Deferred income tax expense (benefit)
Federal	(7,100)	(2,156)	11,484
State	(608)	(547)	(23)
	(7,708)	(2,703)	11,461
Income tax expense	$23,095	$28,233	$42,982

Significant components of CoreCivic's deferred tax assets and liabilities as of December 31, 2024 and 2023, are as follows (in thousands):

	December 31,
	2024	2023
Noncurrent deferred tax assets:
Asset reserves and liabilities not yet deductible for tax	$22,458	$14,915
Accrued compensation not yet deductible for tax	14,252	12,419
Accrued workers compensation liabilities not yet deductible for tax	11,126	11,333
Depreciation	8,296	8,669
ROU lease assets	5,887	25,282
Losses and tax credit carryforwards	1,367	1,591
Intangible assets	6,882	7,669
Other	7,522	9,010
Total noncurrent deferred tax assets	77,790	90,888
Less valuation allowance	(1,066)	(848)
Total noncurrent deferred tax assets	76,724	90,040
Noncurrent deferred tax liabilities:
Depreciation	(150,481)	(151,918)
Lease liabilities	(5,290)	(24,721)
Intangible liabilities	(7,411)	(7,860)
Other	(2,749)	(2,456)
Total noncurrent deferred tax liabilities	(165,931)	(186,955)
Net total noncurrent deferred tax liabilities	$(89,207)	$(96,915)

A reconciliation of the income tax provision at the statutory income tax rate and the effective tax rate as a percentage of income from continuing operations before income taxes for the years ended December 31, 2024, 2023, and 2022 is as follows:

	2024	2023	2022
Statutory federal rate	21.0%	21.0%	21.0%
State taxes, net of federal tax benefit	2.9	4.5	3.4
Permanent differences	5.9	4.3	1.7
Tax benefit of equity-based compensation	(2.5)	(0.3)	—
Other items, net	(2.2)	—	(0.1)
	25.1%	29.5%	26.0%

On March 27, 2020, President Trump signed into law the Coronavirus Aid, Relief and Economic Security Act (the "CARES Act"). The CARES Act, among other things, incentivized companies to retain employees through an Employee Retention Credit ("ERC"). The ERC compensates employers for wages of employees that were retained and could not perform their job duties at 100% capacity as a result of coronavirus pandemic restrictions. In December 2020, the Consolidated Appropriations Act provided additional funding for the ERC with expanded benefits through June 30, 2021. During the year ended December 31, 2022, the Company recorded an ERC of $7.0 million, which offset operating expenses. The credit was reduced by $1.8 million of federal income tax expense. The ERC is largely uncollected as of December 31, 2024.

The Inflation Reduction Act of 2022 (the "Inflation Reduction Act") was signed into law on August 16, 2022. Among other provisions, the Inflation Reduction Act creates an excise tax of 1% on the fair value of net stock repurchases in excess of share issuances made by publicly traded U.S. corporations, effective for repurchases after December 31, 2022. The impact of this excise tax on the Company’s financial position, and/or liquidity, in future periods, will vary based on the level of net stock repurchases in excess of share issuances made by the Company in a given year. The Company has concluded that the excise tax associated with stock repurchases is properly recognized as a component of equity given that it is a direct cost associated with the repurchase of common stock. The excise tax recognized during the years ended December 31, 2024 and 2023 was estimated to be $0.5 million and $0.3 million, respectively, associated with the repurchase of shares, net of the shares issued during the same period for restricted stock plans as permitted by the issuance offset rule under the Inflation Reduction Act.

CoreCivic had no liabilities for uncertain tax positions as of December 31, 2024 and 2023. CoreCivic recognizes interest and penalties related to unrecognized tax positions in income tax expense. CoreCivic does not currently anticipate that the total amount of unrecognized tax positions will significantly change in the next twelve months.

CoreCivic's U.S. federal income tax returns for tax years 2021 through 2023 remain subject to examination by the Internal Revenue Service ("IRS"). The majority of states in which CoreCivic files income tax returns follow the same statute of limitations as the federal government. Certain states in which CoreCivic files income tax returns have statutes that remain open from 2020.

12.
STOCKHOLDERS' EQUITY

Dividends on Common Stock

On August 5, 2020, the Board of Directors ("BOD") voted unanimously to approve a plan to revoke the Company’s real estate investment trust ("REIT") election and become a taxable C Corporation, effective January 1, 2021; the BOD also voted unanimously to discontinue the then-current quarterly dividend and prioritize allocating the Company's free cash flow to reduce debt levels.

Common Stock

Share Repurchase Program. On May 12, 2022, the BOD approved a share repurchase program to repurchase up to $150.0 million of the Company's common stock. On August 2, 2022, the BOD increased the authorization to repurchase under the share repurchase program by up to an additional $75.0 million of the Company's common stock, or a total aggregate authorized amount to repurchase up to $225.0 million of the Company's common stock. On May 16, 2024, the BOD authorized an additional increase to the share repurchase program by which the Company may purchase up to an additional $125.0 million in shares of the Company's outstanding common stock, increasing the total aggregate authorization to up to $350.0 million. Repurchases of the Company's outstanding common stock will be made in accordance with applicable securities laws and may be made at the Company's discretion based on parameters set by the BOD from time to time in the open market, through privately negotiated transactions, or otherwise. The share repurchase program has no time limit and does not obligate the Company to purchase any particular amount of its common stock. The authorization for the share repurchase program may be terminated, suspended, increased or decreased by the BOD in its discretion at any time. Through December 31, 2023, the Company repurchased 10.1 million shares of its common stock at a total cost of $112.6 million, excluding costs associated with the share repurchase program, or $11.16 per share. During 2024, the Company repurchased 4.4 million shares of its common stock at a total cost of $68.5 million, excluding costs associated with the share repurchase program, or $15.43 per share. As of December 31, 2024, the Company had repurchased a total of 14.5 million common shares at an aggregate cost of $181.1 million, or $12.47 per share, and had $168.9 million of repurchase authorization available under the share repurchase program.

Restricted stock units. During 2024, CoreCivic issued approximately 1.6 million RSUs to certain of its employees and non-employee directors, with an aggregate value of $23.5 million, including 1.5 million RSUs to employees and non-employee directors whose compensation is charged to general and administrative expense and 0.1 million RSUs to employees whose compensation is charged to operating expense. During 2023, CoreCivic issued approximately 2.0 million RSUs to certain of its employees and non-employee directors, with an aggregate value of $22.3 million, including 1.8 million RSUs to employees and non-employee directors whose compensation is charged to general and administrative expense and 0.2 million RSUs to employees whose compensation is charged to operating expense.

CoreCivic has established performance-based vesting conditions on a portion of the RSUs awarded to its officers and executive officers that, unless earlier vested under the terms of the agreements, are subject to vesting over a three-year period based upon the satisfaction of certain annual performance criteria. The RSUs awarded to officers and executive officers in 2022, 2023 and 2024 consist of a combination of awards with performance-based conditions and time-based conditions. Unless earlier vested under the terms of the RSU agreements, the RSUs with time-based vesting conditions vest in equal amounts over three years on the later of (i) the anniversary date of the grant or (ii) the delivery of the audited financial statements by the Company's independent registered public accountant for the applicable fiscal year. The RSUs with performance-based vesting conditions are divided into one-third increments, each of which is subject to vesting based upon satisfaction of certain annual performance criteria established at the beginning of the fiscal years ending December 31, 2022, 2023, and 2024 for the 2022 awards, December 31, 2023, 2024, and 2025 for the 2023 awards, and December 31, 2024, 2025, and 2026 for the 2024 awards, and which can be increased up to 150% or decreased to 0% based on performance relative to the annual performance criteria, and further increased or decreased using a modifier of 80% to 120% based on CoreCivic's total shareholder return relative to a peer group. Based on performance achieved for 2024, the RSUs subject to performance-based vesting criteria were increased by 150%; and were further increased by a 120% modifier based on CoreCivic's total shareholder return relative to the peer group. Because the performance criteria for the fiscal years ending December 31, 2025 and 2026 have not yet been established, the values of the third RSU increment of the 2023 awards and of the second and third increments of the 2024 awards for financial reporting purposes will not be determined until such criteria are established. A portion of the RSU award granted to CoreCivic's Chief Executive Officer ("CEO") in 2024 contains a single performance-based vesting condition that results in full vesting on the later of (i) the second anniversary of the award or (ii) the delivery of the audited financial statements by the Company's independent registered public accountant for the fiscal year ending December 31, 2025, if the performance criteria is met for the year ending December 31, 2025, or no vesting if the performance criteria is not met for such year. Time-based RSUs issued to other employees, unless earlier vested under the terms of the agreements, generally vest in equal amounts over three years on the later of (i) the anniversary date of the grant or (ii) the delivery of the audited financial statements by the Company's independent registered public accountant for the applicable fiscal year. RSUs issued to non-employee directors generally vest one year from the date of award.

Nonvested RSU transactions as of December 31, 2024 and activity for the year then ended are summarized below (in thousands, except per share amounts).

	Shares of RSUs	Weighted average grant date fair value
Nonvested at December 31, 2023	3,870	$10.61
Granted	1,580	$14.88
Forfeited	(150)	$12.07
Vested	(2,087)	$10.29
Nonvested at December 31, 2024	3,213	$13.38

During 2024, 2023, and 2022, CoreCivic expensed $25.7 million ($1.6 million of which was recorded in operating expenses and $24.1 million of which was recorded in general and administrative expenses), $20.8 million ($1.6 million of which was recorded in operating expenses and $19.2 million of which was recorded in general and administrative expenses), and $17.6 million ($1.5 million of which was recorded in operating expenses and $16.1 million of which was recorded in general and administrative expenses), net of forfeitures, relating to RSUs, respectively. As of December 31, 2024, CoreCivic had $17.3 million of total unrecognized compensation cost related to RSUs that is expected to be recognized over a remaining weighted-average period of 1.6 years. The total fair value of RSUs that vested during 2024, 2023, and 2022 was $32.1 million, $17.8 million, and $18.3 million, respectively.

At CoreCivic's 2022 annual meeting of stockholders held in May 2022, CoreCivic's stockholders approved the CoreCivic, Inc. Amended and Restated 2020 Stock Incentive Plan that authorized the issuance of new awards to an aggregate of up to 5.9 million shares, plus remaining shares that were available for grant under the CoreCivic, Inc. 2020 Stock Incentive Plan. As of December 31, 2024, CoreCivic had 5.2 million shares available for issuance under the Amended and Restated 2020 Stock Incentive Plan.

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

13.
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

A reconciliation of the numerator and denominator of the basic earnings per share computation to the numerator and denominator of the diluted earnings per share computation is as follows (in thousands, except per share data):

	For the Years Ended December 31,
	2024	2023	2022
NUMERATOR
Basic:
Net income	$68,868	$67,590	$122,320
Diluted:
Net income	$68,868	$67,590	$122,320
DENOMINATOR
Basic:
Weighted average common shares outstanding	110,939	113,798	118,199
Diluted:
Weighted average common shares outstanding	110,939	113,798	118,199
Effect of dilutive securities:
Restricted stock-based awards	902	852	899
Weighted average shares and assumed conversions	111,841	114,650	119,098
BASIC EARNINGS PER SHARE	$0.62	$0.59	$1.03
DILUTED EARNINGS PER SHARE	$0.62	$0.59	$1.03

14.
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

Retirement Plan

All employees of CoreCivic are eligible to participate in the CoreCivic 401(k) Savings and Retirement Plan (the "Plan") upon reaching age 18 and completing six months of qualified service. Eligible employees may contribute up to 90% of their eligible compensation, subject to IRS limitations. For the years ended December 31, 2024, 2023, and 2022, CoreCivic provided a discretionary matching contribution equal to 100% of the employee's contributions up to 5% of the employee's eligible compensation to employees with at least 500 hours of employment in the plan year. Employer matching contributions paid into the Plan each pay period vest immediately pursuant to safe harbor provisions adopted by the Plan. During 2024, 2023, and 2022, CoreCivic's discretionary contributions and expense to the Plan were $14.0 million, $14.4 million, and $15.3 million, respectively.

Deferred Compensation Plans

CoreCivic provides two non-qualified deferred compensation plans (the "Deferred Compensation Plans") for non-employee directors and for certain senior executives. The Deferred Compensation Plans are unfunded plans maintained for the purpose of providing CoreCivic's directors and certain of its senior executives the opportunity to defer a portion of their compensation. Under the terms of the Deferred Compensation Plans, certain senior executives may elect to contribute on a pre-tax basis up to 50% of their base salary and up to 100% of their cash bonus, and non-employee directors may elect to contribute on a pre-tax basis up to 100% of their director retainer and meeting fees. During the years ended December 31, 2024, 2023, and 2022, CoreCivic matched 100% of employee contributions up to 5% of total cash compensation. CoreCivic also contributes a fixed rate of return on balances in the Deferred Compensation Plans, determined at the beginning of each plan year. Matching contributions and investment earnings thereon become vested 20% after two years of service, 40% after three years of service, 80% after four years of service, and 100% after five or more years of service. Distributions are generally payable no earlier than five years subsequent to the date an individual becomes a participant in the Plan, or upon termination of employment (or the date a director ceases to serve as a director of CoreCivic), at the election of the participant. Distributions to senior executives must commence on or before the later of 60 days after the participant's separation from service or the fifteenth day of the month following the month the individual attains age 65.

During 2024, 2023, and 2022, CoreCivic provided a fixed return of 5.2%, 5.0%, and 5.0%, respectively, to participants in the Deferred Compensation Plans. CoreCivic has purchased life insurance policies on the lives of certain employees of CoreCivic, which are intended to fund distributions from the Deferred Compensation Plans. CoreCivic is the sole beneficiary of such policies. At the inception of the Deferred Compensation Plans, CoreCivic established an irrevocable Rabbi Trust to secure the plans' obligations. However, assets in the Deferred Compensation Plans are subject to creditor claims in the event of bankruptcy. During 2024, 2023, and 2022, CoreCivic recorded $0.3 million of matching contributions as general and administrative expense associated with the Deferred Compensation Plans. Assets in the Rabbi Trust were $16.7 million and $16.5 million as of December 31, 2024 and 2023, respectively, and were reflected in other assets on the accompanying consolidated balance sheets. As of December 31, 2024 and 2023, CoreCivic's liability related to the Deferred Compensation Plans was $16.1 million and $14.6 million, respectively, which was reflected in accounts payable and accrued expenses and other liabilities on the accompanying consolidated balance sheets.

Employment and Severance Agreements

CoreCivic currently has an executive severance and change in control plan, which provides for the payment of certain severance amounts upon termination of employment under certain circumstances or a change of control, as defined in the agreements.

15.
SEGMENT REPORTING

The CEO of the Company is identified as the CODM as defined by ASU 2023-07. The CODM routinely reviews segment net operating income compared to budget and prior periods to assess performance and allocate resources within reportable segments. As of December 31, 2024, CoreCivic operated 42 correctional and detention facilities, 38 of which the Company owned or controlled via a long-term lease. In addition, CoreCivic operated 21 residential reentry centers, which it owned or controlled via a long-term lease, and owned 6 properties held for lease to government agencies. Management views CoreCivic's operating results in three operating segments, CoreCivic Safety, CoreCivic Community, and CoreCivic Properties, each of which is a reportable segment. CoreCivic Safety includes the operating results of those correctional and detention facilities placed into service that were owned or controlled via a long-term lease and managed by CoreCivic, as well as those correctional and detention facilities owned by a third party and managed by CoreCivic. CoreCivic Safety also includes the operating results of TransCor America, LLC, a subsidiary of the Company that provides transportation services to governmental agencies. CoreCivic Community includes the operating results of those residential reentry centers placed into service that were owned or controlled via a long-term lease and managed by CoreCivic. CoreCivic Community also includes the operating results of the Company's electronic monitoring and case management services. CoreCivic Properties includes the operating results of those properties held for lease to government agencies. The operating performance of the three segments can be measured based on their net operating income. CoreCivic defines facility net operating income as a facility's revenues less operating expenses.

The revenue and facility net operating income for each of the three segments and a reconciliation to CoreCivic's income before income taxes is as follows for the three years ended December 31, 2024, 2023, and 2022 (in thousands):

	For the Years Ended December 31,
	2024	2023	2022
Revenue:
Safety	$1,816,850	$1,731,421	$1,684,035
Community	118,656	115,068	103,263
Properties	26,085	49,875	57,873
Total segment revenue	1,961,591	1,896,364	1,845,171
Operating expenses:(1)
Safety	1,382,520	1,356,496	1,313,567
Community	96,932	91,895	86,016
Properties	13,823	13,829	13,682
Total segment operating expenses	1,493,275	1,462,220	1,413,265
Facility net operating income:
Safety	434,330	374,925	370,468
Community	21,724	23,173	17,247
Properties	12,262	36,046	44,191
Total facility net operating income	468,316	434,144	431,906
Other revenue (expense):
Other revenue	55	271	158
Other operating expense	(82)	(210)	(527)
General and administrative	(152,081)	(136,084)	(127,700)
Depreciation and amortization	(128,011)	(127,316)	(127,906)
Shareholder litigation expense	—	—	(1,900)
Asset impairments	(3,108)	(2,710)	(4,392)
Interest expense, net	(67,415)	(72,960)	(84,974)
Expenses associated with debt repayments and refinancing transactions	(31,316)	(686)	(8,077)
Gain on sale of real estate assets, net	3,262	798	87,728
Other income	2,343	576	986
Income before income taxes	$91,963	$95,823	$165,302

(1) Salaries and benefits expense is the only significant reportable segment expense regularly reviewed by the CODM for both the Safety and Community segments and represents the majority of segment-level operating expenses given that substantial staff are required to operate the facilities and is the primary factor that drives operating expenses and profitability. Conversely, the Properties segment does not have a significant segment expense given the fact that those properties are operated by government agencies. The following table summarizes the significant segment expense, along with other segment operating expenses to reconcile to total segment operating expenses for both the Safety and Community segments, for the years ended December 31, 2024, 2023 and 2022 (in thousands):

	For the Years Ended December 31,
	2024	2023	2022
Safety:
Salaries and benefits	$876,954	$830,418	$781,544
Other segment operating expenses(1)	505,566	526,078	532,023
Safety operating expenses	1,382,520	1,356,496	1,313,567
Community:
Salaries and benefits	53,521	48,971	43,650
Other segment operating expenses(1)	43,411	42,924	42,366
Community operating expenses	$96,932	$91,895	$86,016

(1) Other segment operating expenses for each reportable segment include, but are not limited to, utilities, property taxes, repairs and maintenance, food, medical, vocational and educational programming, personal care and other resident supplies.

The following table summarizes capital expenditures including accrued amounts for the years ended December 31, 2024, 2023, and 2022 (in thousands):

	For the Years Ended December 31,
	2024	2023	2022
Capital expenditures:
Safety	$51,368	$51,070	$70,399
Community	4,484	3,138	2,362
Properties	4,542	2,324	3,560
Corporate and other	10,028	11,217	7,123
Total capital expenditures	$70,422	$67,749	$83,444

The total assets are as follows (in thousands):

	December 31,
	2024	2023
Assets:
Safety	$2,147,369	$2,284,243
Community	204,782	213,145
Properties	386,913	402,889
Corporate and other	192,827	205,122
Total assets	$2,931,891	$3,105,399

16.
SUBSEQUENT EVENTS

During February 2025, CoreCivic issued approximately 1.1 million RSUs to certain of CoreCivic's employees and non-employee directors, with an aggregate value of $20.9 million. Unless earlier vested under the terms of the RSU agreement, approximately 0.7 million RSUs with time-based vesting conditions vest in equal amounts over three years on the later of (i) the anniversary date of the grant or (ii) the delivery of the audited financial statements by the Company's independent registered public accounting firm for the applicable fiscal year. Approximately 0.3 million RSUs with performance-based vesting conditions issued to officers and executive officers are divided into one-third increments, each of which is subject to vesting based upon satisfaction of certain annual performance criteria for the fiscal years ending December 31, 2025, 2026, and 2027, and which can be increased or decreased based on performance relative to the annual performance criteria, and further increased or decreased based on total shareholder return relative to a peer group. Approximately 0.1 million RSUs issued to non-employee directors vest on the first anniversary of the award. Any RSUs that become vested will be settled in shares of CoreCivic's common stock.

CORECIVIC, INC. AND SUBSIDIARIES

SCHEDULE III - REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2024

(in thousands)

		Initial Cost to Company			Gross Amount at Which Carried at Close of Period
Description	Location	Land	Buildings and Improvements	Cost Capitalized Subsequent to Acquisition	Land and Land Improvements	Buildings and Leasehold Improvements	Total (A)		Accumulated Depreciation (B)	Date Constructed/ Acquired
Adams County Correctional Center	Adams County, Mississippi	$874	$119,565	$5,386	$1,194	$124,631	$125,825		$(40,892)	2008
Adams Transitional Center	Denver, Colorado	6,090	853	833	6,354	1,422	7,776		(496)	2017
Allen Gamble Correctional Center	Holdenville, Oklahoma	250	66,701	49,473	1,430	114,994	116,424		(52,837)	1996
Arapahoe Community Treatment Center	Englewood, Colorado	3,760	1,239	1,057	3,760	2,296	6,056		(735)	2017
Austin Residential Reentry Center	Del Valle, Texas	4,190	1,058	586	4,215	1,619	5,834		(599)	2015
Austin Transitional Center	Del Valle, Texas	19,488	4,607	1,363	19,526	5,932	25,458		(2,027)	2015
Bent County Correctional Facility	Las Animas, Colorado	550	13,115	71,109	1,601	83,173	84,774		(37,411)	1992
CAI Boston Avenue	San Diego, California	800	11,440	1,548	891	12,897	13,788		(5,303)	2013
California City Correctional Center	California City, California	1,785	125,337	19,784	3,103	143,803	146,906		(73,681)	1999
Centennial Community Transition Center	Englewood, Colorado	4,905	1,256	838	5,023	1,976	6,999		(640)	2016
Central Arizona Florence Correctional Complex	Florence, Arizona	1,298	133,531	57,888	5,133	187,584	192,717		(101,765)	1994/1999
Cheyenne Transitional Center	Cheyenne, Wyoming	5,567	2,092	1,107	5,567	3,199	8,766		(1,207)	2015
Cibola County Corrections Center	Milan, New Mexico	444	16,215	35,420	1,647	50,432	52,079		(28,504)	1994
Cimarron Correctional Facility	Cushing, Oklahoma	250	71,303	53,632	1,289	123,896	125,185		(56,531)	1997
Coffee Correctional Facility (C)	Nicholls, Georgia	—	—	—	—	—	—		—	1998
Columbine Facility	Denver, Colorado	1,414	488	230	694	694	1,388	(D)	(277)	2016
Commerce Transitional Center	Commerce City, Colorado	5,166	1,758	524	5,171	2,277	7,448		(589)	2017
Corpus Christi Transitional Center	Corpus Christi, Texas	—	1,886	689	—	2,575	2,575		(2,216)	2015
Crossroads Correctional Center	Shelby, Montana	413	33,196	46,231	1,710	78,130	79,840		(48,908)	1999
Crowley County Correctional Facility	Olney Springs, Colorado	211	46,845	36,697	2,709	81,044	83,753		(38,589)	2003
Dallas Transitional Center	Hutchins, Texas	—	3,852	2,077	23	5,906	5,929		(2,545)	2015
Diamondback Correctional Facility	Watonga, Oklahoma	208	41,677	26,845	1,361	67,369	68,730		(36,736)	1998
Eden Detention Center	Eden, Texas	925	27,645	42,340	5,884	65,026	70,910		(34,210)	1995

CORECIVIC, INC. AND SUBSIDIARIES

SCHEDULE III - REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2024

(in thousands)

		Initial Cost to Company			Gross Amount at Which Carried at Close of Period
Description	Location	Land	Buildings and Improvements	Cost Capitalized Subsequent to Acquisition	Land and Land Improvements	Buildings and Leasehold Improvements	Total (A)	Accumulated Depreciation (B)	Date Constructed/ Acquired
El Paso Multi-Use Facility	El Paso, Texas	14,936	4,536	2,367	14,973	6,866	21,839	(2,465)	2015
El Paso Transitional Center	El Paso, Texas	10,325	4,198	1,244	10,558	5,209	15,767	(1,847)	2015
Eloy Detention Center	Eloy, Arizona	498	33,308	20,766	2,379	52,193	54,572	(33,152)	1995
Fort Worth Transitional Center	Fort Worth, Texas	3,251	334	549	3,281	853	4,134	(650)	2015
Houston Processing Center	Houston, Texas	2,250	53,373	59,809	5,456	109,976	115,432	(53,703)	1984
Huerfano County Correctional Center	Walsenburg, Colorado	124	26,358	5,315	1,116	30,681	31,797	(18,171)	1997
James River Residential Center	Newport News, Virginia	800	501	140	814	627	1,441	(105)	2019
Jenkins Correctional Center (C)	Millen, Georgia	—	—	—	—	—	—	—	2012
Kit Carson Correctional Center	Burlington, Colorado	432	35,978	45,204	1,051	80,563	81,614	(35,335)	1998
La Palma Correctional Center	Eloy, Arizona	283	183,155	21,833	2,677	202,594	205,271	(72,339)	2008
Lake Erie Correctional Institution	Conneaut, Ohio	2,871	69,779	7,949	4,397	76,202	80,599	(23,972)	2011
Laredo Processing Center	Laredo, Texas	788	26,737	4,226	986	30,765	31,751	(17,072)	1985
Lee Adjustment Center	Beattyville, Kentucky	500	515	21,081	1,547	20,549	22,096	(11,651)	1998
Leo Chesney Correctional Center	Live Oak, California	250	4,774	1,862	265	6,621	6,886	(4,164)	1989
Longmont Community Treatment Center	Longmont, Colorado	3,364	582	368	3,363	951	4,314	(286)	2016
Marion Adjustment Center	St Mary, Kentucky	250	9,994	9,248	925	18,567	19,492	(9,755)	1998
Midwest Regional Reception Center	Leavenworth, Kansas	130	44,970	46,350	1,069	90,381	91,450	(43,596)	1992
Nevada Southern Detention Center	Pahrump, Nevada	7,548	64,362	14,151	8,458	77,603	86,061	(26,608)	2010
North Fork Correctional Facility	Sayre, Oklahoma	—	42,166	65,111	717	106,560	107,277	(50,004)	1998
Northeast Ohio Correctional Center	Youngstown, Ohio	750	39,583	17,205	2,402	55,136	57,538	(31,853)	1997
Northwest New Mexico Correctional Center	Grants, New Mexico	142	15,888	24,501	1,228	39,303	40,531	(23,305)	1989
Oklahoma Reentry Opportunity Center	Oklahoma City, Oklahoma	8,562	4,631	1,619	8,605	6,207	14,812	(2,268)	2015
Otay Mesa Detention Center	San Diego, California	28,845	114,411	48,196	37,104	154,348	191,452	(28,318)	2015/2019
Prairie Correctional Facility	Appleton, Minnesota	100	22,306	11,799	1,068	33,137	34,205	(21,815)	1991
Recovery Monitoring Solutions	Dallas, Texas	1,152	1,979	1,792	1,280	3,643	4,923	(846)	2018
Red Rock Correctional Center (C)	Eloy, Arizona	—	—	—	—	—	—	—	2006

CORECIVIC, INC. AND SUBSIDIARIES

SCHEDULE III - REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2024

(in thousands)

		Initial Cost to Company			Gross Amount at Which Carried at Close of Period
Description	Location	Land	Buildings and Improvements	Cost Capitalized Subsequent to Acquisition	Land and Land Improvements	Buildings and Leasehold Improvements	Total (A)	Accumulated Depreciation (B)	Date Constructed/ Acquired
Saguaro Correctional Facility	Eloy, Arizona	193	98,903	7,271	3,055	103,312	106,367	(37,782)	2007
South Raleigh Reentry Center	Raleigh, North Carolina	277	663	658	350	1,248	1,598	(169)	2019
Southeast Kentucky Correctional Facility	Wheelwright, Kentucky	500	24,487	21,964	3,392	43,559	46,951	(22,095)	1998
Stewart Detention Center	Lumpkin, Georgia	143	70,560	22,927	1,742	91,888	93,630	(42,492)	2004
T. Don Hutto Residential Center	Taylor, Texas	183	13,418	13,674	982	26,293	27,275	(11,653)	1997
Tallahatchie County Correctional Facility	Tutwiler, Mississippi	—	44,638	110,908	2,373	153,173	155,546	(72,882)	2000
Torrance County Detention Facility	Estancia, New Mexico	511	52,599	15,507	1,995	66,622	68,617	(36,240)	1990
Trousdale Turner Correctional Center	Hartsville, Tennessee	649	135,412	6,320	2,004	140,377	142,381	(26,528)	2015
Turley Residential Center	Tulsa, Oklahoma	421	4,105	1,252	432	5,346	5,778	(1,933)	2015
Webb County Detention Center	Laredo, Texas	498	20,161	7,279	2,330	25,608	27,938	(16,156)	1998
West Tennessee Detention Facility	Mason, Tennessee	538	31,931	8,638	2,174	38,933	41,107	(23,474)	1990
Wheeler Correctional Facility (C)	Alamo, Georgia	—	—	—	—	—	—	—	1998
Whiteville Correctional Facility	Whiteville, Tennessee	303	51,694	10,539	1,855	60,681	62,536	(34,680)	1998
Totals		$150,955	$2,078,648	$1,115,279	$216,688	$3,127,450	$3,344,138	$(1,406,062)

CORECIVIC, INC. AND SUBSIDIARIES

SCHEDULE III - REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2024

(in thousands)

NOTES TO SCHEDULE III - REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION

(A) The aggregate cost of properties for federal income tax purposes is approximately $3.7 billion at December 31, 2024.

(B) Depreciation is calculated using estimated useful lives of depreciable assets up to 50 years for prison facilities.

(C) CoreCivic retains title to this asset, which is classified under other real estate assets on the Company's consolidated balance sheets in accordance with ASC 853.

(D) CoreCivic recorded a non-cash impairment during the fourth quarter of 2022 to write down the book value of the Columbine Facility to the estimated fair values assuming uses other than correctional or residential reentry facilities.

CORECIVIC, INC. AND SUBSIDIARIES

SCHEDULE III - REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION

FOR THE YEARS ENDED DECEMBER 31, 2024, 2023, AND 2022

(in thousands)

	For the Years Ended December 31,
	2024	2023	2022
Investment in Real Estate:
Balance at beginning of period	$3,323,411	$3,288,714	$3,352,942
Additions through capital expenditures	32,346	46,773	41,449
Asset impairments	—	—	(4,241)
Disposals/Other	(11,619)	(12,076)	(101,436)
Balance at end of period	$3,344,138	$3,323,411	$3,288,714
Accumulated Depreciation:
Balance at beginning of period	$(1,324,581)	$(1,244,044)	$(1,194,051)
Depreciation	(84,386)	(82,780)	(81,937)
Disposals/Other	2,905	2,243	31,944
Balance at end of period	$(1,406,062)	$(1,324,581)	$(1,244,044)