Form 10-Q
period 2025-03-31
CoreCivic, Inc.
filed 2025-05-08
CIK 1070985

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: MARCH 31, 2025

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

Indicate the number of shares outstanding of each class of Common Stock as of May 2, 2025:

Shares of Common Stock, $0.01 par value per share: 109,158,412 shares outstanding.

CORECIVIC, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2025

PART I – FINANCIAL INFORMATION

ITEM 1. – FINANCIAL STATEMENTS.

CORECIVIC, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED AND AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

ASSETS	March 31, 2025	December 31, 2024
Cash and cash equivalents	$74,498	$107,487
Restricted cash	13,426	14,623
Accounts receivable, net of credit loss reserve of $4,202 and $4,471, respectively	282,075	288,738
Prepaid expenses and other current assets	43,453	38,970
Total current assets	413,452	449,818
Real estate and related assets:
Property and equipment, net of accumulated depreciation of $1,929,667 and $1,905,508, respectively	2,057,518	2,060,024
Other real estate assets	189,837	193,105
Goodwill	4,844	4,844
Other assets	336,795	224,100
Total assets	$3,002,446	$2,931,891
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable and accrued expenses	$253,656	$273,724
Current portion of long-term debt	12,977	12,073
Total current liabilities	266,633	285,797
Long-term debt, net	969,885	973,073
Deferred revenue	11,648	12,399
Non-current deferred tax liabilities	94,608	89,207
Other liabilities	184,426	78,064
Total liabilities	1,527,200	1,438,540
Commitments and contingencies
Preferred stock – $0.01 par value; 50,000 shares authorized; none issued and outstanding at March 31, 2025 and December 31, 2024	—	—
Common stock – $0.01 par value; 300,000 shares authorized; 109,318 and 109,861 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	1,093	1,099
Additional paid-in capital	1,689,019	1,732,231
Accumulated deficit	(214,866)	(239,979)
Total stockholders' equity	1,475,246	1,493,351
Total liabilities and stockholders' equity	$3,002,446	$2,931,891

The accompanying notes are an integral part of these consolidated financial statements.

CORECIVIC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED AND AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	For the Three Months Ended March 31,
	2025	2024
REVENUE	$488,627	$500,686
EXPENSES:
Operating	374,737	378,103
General and administrative	36,016	36,465
Depreciation and amortization	30,518	31,730
	441,271	446,298
OTHER INCOME (EXPENSE):
Interest expense, net	(15,231)	(18,613)
Expenses associated with debt repayments and refinancing transactions	—	(27,242)
Gain on sale of real estate assets, net	—	568
Other expense	(35)	(58)
INCOME BEFORE INCOME TAXES	32,090	9,043
Income tax benefit (expense)	(6,977)	500
NET INCOME	$25,113	$9,543
BASIC EARNINGS PER SHARE	$0.23	$0.08
DILUTED EARNINGS PER SHARE	$0.23	$0.08

The accompanying notes are an integral part of these consolidated financial statements.

CORECIVIC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED AND AMOUNTS IN THOUSANDS)

	For the Three Months Ended March 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$25,113	$9,543
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	30,518	31,730
Amortization of debt issuance costs and other non-cash interest	878	974
Expenses associated with debt repayments and refinancing transactions	—	27,242
Gain on sale of real estate assets, net	—	(568)
Deferred income taxes	5,401	(5,116)
Non-cash revenue and other income	(97)	(696)
Non-cash equity compensation	6,537	6,081
Other expenses and non-cash items	2,453	1,847
Changes in assets and liabilities, net:
Accounts receivable, prepaid expenses and other assets	2,183	30,720
Accounts payable, accrued expenses and other liabilities	(28,502)	(31,403)
Net cash provided by operating activities	44,484	70,354
CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for facility development and expansions	(1,069)	(3,558)
Expenditures for other capital improvements	(25,060)	(8,524)
Net proceeds from sale of assets	17	8,243
Other investing activities	1,130	86
Net cash used in investing activities	(24,982)	(3,753)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of debt and borrowings from credit facility	10,000	500,000
Scheduled principal repayments	(2,951)	(2,836)
Principal repayments of credit facility	(10,000)	—
Other repayments of debt	—	(494,339)
Payment of debt defeasance, issuance and other refinancing and related costs	(15)	(29,865)
Payment of lease obligations for financing leases	(155)	(150)
Dividends paid on restricted stock units	—	(20)
Purchase and retirement of common stock	(50,567)	(48,970)
Net cash used in financing activities	(53,688)	(76,180)
NET DECREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(34,186)	(9,579)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of period	122,110	128,956
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of period	$87,924	$119,377
NON-CASH INVESTING AND FINANCING ACTIVITIES
Establishment of right of use assets and lease liabilities	$116,881	$—
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$4,335	$22,324
Income taxes refunded	$(97)	$(96)

The accompanying notes are an integral part of these consolidated financial statements.

CORECIVIC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2025

(UNAUDITED AND AMOUNTS IN THOUSANDS)

	Stockholders' Equity
			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Par Value	Capital	Deficit	Equity
Balance as of December 31, 2024	109,861	$1,099	$1,732,231	$(239,979)	$1,493,351
Net income	—	—	—	25,113	25,113
Retirement of common stock	(2,587)	(26)	(49,729)	—	(49,755)
Restricted stock compensation, net of forfeitures	—	—	6,537	—	6,537
Restricted stock grants	2,044	20	(20)	—	—
Balance as of March 31, 2025	109,318	$1,093	$1,689,019	$(214,866)	$1,475,246

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

CORECIVIC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

MARCH 31, 2025

1.
ORGANIZATION AND OPERATIONS

CoreCivic, Inc. (together with its subsidiaries, the "Company" or "CoreCivic") is the nation's largest owner of partnership correctional, detention, and residential reentry facilities and one of the largest operators of such facilities in the United States ("U.S."). Through three segments, CoreCivic Safety, CoreCivic Community, and CoreCivic Properties, the Company provides a broad range of solutions to government partners that serve the public good through corrections and detention management, a network of residential reentry centers to help address America's recidivism crisis, and government real estate solutions. As of March 31, 2025, through its CoreCivic Safety segment, the Company operated 43 correctional and detention facilities, 39 of which the Company owned or controlled via a long-term lease, with a total design capacity of approximately 65,000 beds. Through its CoreCivic Community segment, the Company operated 21 residential reentry centers, which it owned or controlled via a long-term lease, with a total design capacity of approximately 4,000 beds. In addition, through its CoreCivic Properties segment, the Company owned 6 properties, with a total design capacity of approximately 10,000 beds.

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

2.
BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited interim consolidated financial statements have been prepared by the Company and, in the opinion of management, reflect all normal recurring adjustments necessary for a fair presentation of results for the unaudited interim periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles ("GAAP') have been condensed or omitted. The results of operations for the interim period are not necessarily indicative of the results to be obtained for the full fiscal year. Reference is made to the audited financial statements of CoreCivic included in its Annual Report on Form 10-K for the year ended December 31, 2024 filed with the Securities and Exchange Commission (the "SEC") on February 21, 2025 (the "2024 Form 10-K") with respect to certain significant accounting and financial reporting policies as well as other pertinent information of the Company.

Recent Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2023-09, "Improvements to Income Tax Disclosures (Topic 740)" ("ASU 2023-09"). ASU 2023-09 requires disaggregated information about a reporting entity's effective tax rate reconciliation as well as additional information on income taxes paid. ASU 2023-09 is effective on a prospective basis for annual periods beginning after December 15, 2024. ASU 2023-09 will result in the required additional disclosures being included in the Company's consolidated financial statements, once adopted. The Company is currently evaluating the impact of adopting ASU 2023-09 and expects to adopt it for the year ending December 31, 2025, including any additional required disclosures.

In November 2024, the FASB issued ASU No. 2024-03, "Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses". This ASU requires an entity to disclose the amounts of purchases of inventory, employee compensation, depreciation, and intangible asset amortization included in each relevant expense caption. It also requires an entity to include certain amounts that are already required to be disclosed under current GAAP in the same disclosure. Additionally, it requires an entity to disclose a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively, and to disclose the total amount of selling expenses and, in annual reporting periods, an entity’s definition of selling expenses. This ASU is effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027, with early adoption permitted. An entity may apply the disclosure requirements prospectively for reporting periods after the effective date or retrospectively to any or all prior periods presented in the financial statements. While this ASU will impact only the Company's disclosures and not its financial condition and results of operations, the Company is currently evaluating when it will adopt the ASU.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants and the SEC applicable to financial statements beginning January 1, 2025 or later did not, or are not expected to, have a material effect on the Company's results of operations or financial position.

Restricted Cash

Restricted cash at March 31, 2025 and December 31, 2024 included deposit accounts that are restricted in use totaling $13.4 million and $14.6 million, respectively, and related primarily to the Lansing Correctional Facility to ensure the timely payment of certain operating expenses, capital expenditures and debt service, as further discussed in Note 4. The restricted cash accounts are required under the terms of the indebtedness securing such property. Restricted cash also includes inmate trust funds used for commissary transactions pursuant to customer contracts. The following table provides a reconciliation of cash, cash equivalents and restricted cash reported on the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows.

	March 31, 2025	December 31, 2024
Cash and cash equivalents	$74,498	$107,487
Restricted cash	13,426	14,623
Total cash, cash equivalents and restricted cash shown in the consolidated statement of cash flows	$87,924	$122,110

Fair Value of Financial Instruments

To meet the reporting requirements of Accounting Standards Codification ("ASC") 825, "Financial Instruments", regarding fair value of financial instruments, CoreCivic calculates the estimated fair value of financial instruments using market interest rates, quoted market prices of similar instruments, or discounted cash flow techniques with observable Level 1 inputs for publicly traded debt and Level 2 inputs for all other financial instruments, as defined in ASC 820, "Fair Value Measurement". At March 31, 2025 and December 31, 2024, there were no material differences between the carrying amounts and the estimated fair values of CoreCivic's financial instruments, other than as follows (in thousands):

	March 31, 2025		December 31, 2024
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Debt	$(994,429)	$(1,005,213)	$(997,380)	$(1,005,425)

3.
REAL ESTATE TRANSACTIONS

Dispositions

During the full year 2024, CoreCivic completed the sales of two facilities reported in CoreCivic's Community segment and two vacant parcels of land. The sales of these four assets generated aggregate net sales proceeds of $13.3 million, resulting in an aggregate net gain on sale of $3.3 million after transaction costs.

Idle Facilities

As of March 31, 2025, CoreCivic had nine idle correctional facilities that are operated with a core staffing complement to remain currently available and, unless noted below as under letter agreement, being actively marketed as solutions to meet the correctional or detention needs of potential customers. The following table summarizes each of the idled facilities and their respective design capacities, net carrying values, excluding equipment and other assets that could generally be transferred and used at other facilities CoreCivic owns without significant cost (dollars in thousands):

		Net Carrying Values
	Design	March 31,	December 31,
Facility	Capacity	2025	2024
Prairie Correctional Facility	1,600	$12,194	$12,390
Huerfano County Correctional Center	752	13,593	13,625
Diamondback Correctional Facility	2,160	40,729	36,644
Marion Adjustment Center	826	9,707	9,811
Kit Carson Correctional Center	1,488	45,832	46,279
West Tennessee Detention Facility	600	17,412	17,632
Midwest Regional Reception Center	1,033	47,996	48,115
North Fork Correctional Facility	2,400	58,558	57,444
California City Immigration Processing Center	2,560	73,493	73,232
	13,419	$319,514	$315,172

As of March 31, 2025, CoreCivic also had one idled non-core facility in its Safety segment containing 240 beds with a net book value of $2.7 million, and an idled facility in its Community segment, containing 60 beds with a net book value of $1.1 million. CoreCivic incurred aggregate operating expenses at these idled facilities of approximately $5.2 million and $3.4 million during the period they were idle for the three months ended March 31, 2025 and 2024, respectively.

Effective March 7, 2025, CoreCivic entered into a letter agreement with U.S. Immigration and Customs Enforcement ("ICE") to begin activation efforts at the Company's 1,033-bed Midwest Regional Reception Center in Leavenworth, Kansas. The letter agreement authorizes initial funding up to $5.0 million with maximum funding up to $22.6 million for a six-month period while the parties work to negotiate and execute a long-term contract. The City of Leavenworth has filed a lawsuit alleging that a Special Use Permit ("SUP") is required to activate the facility. See Note 7 for further discussion. Effective April 1, 2025, CoreCivic entered into a letter agreement with ICE to begin activation efforts at the Company's 2,560-bed California City Immigration Processing Center, formerly known as the California City Correctional Center. The letter agreement authorizes initial funding up to $10.0 million with maximum funding up to $31.2 million for a six-month period while the parties work to negotiate and execute a long-term contract. The Company can provide no assurance that it will ultimately enter into a long-term contract with ICE for the utilization of either the Midwest Regional Reception Center or the California City Immigration Processing Center.

During the three months ended March 31, 2025, the Company did not identify any impairment indicators. As of December 31, 2024, the Company estimated undiscounted cash flows for each facility with an impairment indicator and concluded no impairments had occurred. The Company's estimated undiscounted cash flows reflected the Company’s most recent expectations around potential utilization and/or sale of the facilities and projected cash flows based on historical cash flows, cash flows of comparable facilities, and recent contract negotiations for utilization, as applicable.

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

Resumption of Operations at the Dilley Immigration Processing Center

On June 10, 2024, the Company received notification from ICE of its intent to terminate funding of an inter-governmental service agreement ("IGSA") for services at the 2,400-bed Dilley Immigration Processing Center in Dilley, Texas ("the Dilley Facility"), formerly known as the South Texas Family Residential Center, effective August 9, 2024, after nearly ten years of operation. CoreCivic leased the Dilley Facility and the site upon which it was constructed from a third-party lessor. CoreCivic's lease agreement with the third-party lessor was over a base period concurrent with the IGSA with ICE and provided CoreCivic with the ability to terminate the lease with a notification period of at least 60 days if ICE terminated the IGSA. Upon being notified by ICE of its intent to terminate funding of the IGSA at the Dilley Facility, CoreCivic provided notice to the third-party lessor of its intent to terminate the lease agreement effective August 9, 2024. In accordance with ASC 842, "Leases" ("ASC 842"), in the second quarter of 2024, CoreCivic remeasured the lease liability and recorded a corresponding adjustment of $57.0 million to the associated right of use asset to reflect the reduction to the lease term. In addition, CoreCivic incurred an asset impairment charge of $3.1 million, which was based on a cash flow method for determining fair value, in the third quarter of 2024 associated with property and equipment at the Dilley Facility.

On March 5, 2025, CoreCivic announced that it had agreed under an amendment to the IGSA discussed above to resume operations and care for up to 2,400 individuals at the Dilley Facility. The amended IGSA expires in March 2030 and may be further extended through bilateral modification. The agreement provides for a fixed monthly payment in accordance with a graduated schedule during the first six months, subject to acceleration, to correlate with the activation of the five neighborhoods within the facility, each designed to accommodate up to 480 individuals. ICE's termination rights permit ICE to terminate the amended IGSA for convenience or non-appropriation of funds without penalty by providing CoreCivic with at least a 60-day prior notice. Simultaneously, the Company entered into a new operating lease agreement with the same third-party lessor over a period co-terminus with the term of the IGSA. The new lease also contains a graduated lease rate over the first six months consistent with the IGSA to correlate with the activation of the five neighborhoods within the facility. As a result, in the first quarter of 2025, CoreCivic recorded the establishment of a right of use liability and asset in accordance with ASC 842 amounting to $116.9 million to reflect the new lease associated with the Dilley Facility. The new lease agreement provides CoreCivic with the ability to terminate the lease if ICE terminates the amended IGSA associated with the Dilley Facility upon at least a 60-day prior notice.

4.
DEBT

Debt outstanding as of March 31, 2025 and December 31, 2024 consisted of the following (in thousands):

	March 31,	December 31,
	2025	2024
Revolving Credit Facility maturing October 2028. Interest payable periodically at variable interest rates.	$—	$—
Term Loan maturing October 2028. Interest payable periodically at variable interest rates. The rate at March 31, 2025 and December 31, 2024 was 7.2%. Unamortized debt issuance costs amounted to $1.1 million at March 31, 2025 and December 31, 2024.	117,187	118,750
4.75% Senior Notes maturing October 2027. Unamortized debt issuance costs amounted to $1.0 million and $1.1 million at March 31, 2025 and December 31, 2024, respectively.	238,468	238,468
8.25% Senior Notes maturing April 2029. Unamortized debt issuance costs amounted to $7.1 million and $7.5 million at March 31, 2025 and December 31, 2024, respectively.	500,000	500,000
4.43% Lansing Correctional Facility Non-Recourse Mortgage Note maturing January 2040. Unamortized debt issuance costs amounted to $2.4 million and $2.5 million at March 31, 2025 and December 31, 2024, respectively.	138,774	140,162
Total debt	994,429	997,380
Unamortized debt issuance costs	(11,567)	(12,234)
Current portion of long-term debt	(12,977)	(12,073)
Long-term debt, net	$969,885	$973,073

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

Based on the Company's total leverage ratio, as of March 31, 2025, interest on loans under the Bank Credit Facility, was at a base rate plus a margin of 1.75% or at the Term SOFR plus a margin of 2.75%, and a commitment fee equal to 0.35% of the unfunded balance of the Revolving Credit Facility. The Revolving Credit Facility also has a $100.0 million sublimit for the issuance of standby letters of credit. As of March 31, 2025, CoreCivic had no borrowings outstanding under the Revolving Credit Facility. As of March 31, 2025, CoreCivic had $18.6 million in letters of credit outstanding resulting in $256.4 million available under the Revolving Credit Facility. The Term Loan, which had an outstanding principal balance of $117.2 million as of March 31, 2025, requires scheduled quarterly principal payments through October 2028, and is pre-payable without penalty.

The Bank Credit Facility requires CoreCivic to meet certain financial covenants, including, without limitation, a total leverage ratio of not more than 4.50 to 1.00, a secured leverage ratio of not more than 2.50 to 1.00, and a fixed charge coverage ratio of not less than 1.75 to 1.00. As of March 31, 2025, CoreCivic was in compliance with all such covenants. The Bank Credit Facility is secured by a pledge of all of the capital stock (or other ownership interests) of CoreCivic's domestic restricted subsidiaries, 65% of the capital stock (or other ownership interests) of CoreCivic's "first-tier" foreign subsidiaries, all of the accounts receivable of the Company and its domestic restricted subsidiaries, and substantially all of the deposit accounts of the Company and its domestic restricted subsidiaries. In the event that (a) the consolidated total leverage equals or exceeds 4.25 to 1.00 or (b) the Company incurs certain debt above a specified threshold, each known as a "springing lien" event, certain intangible assets and unencumbered real estate assets that meet a 50% loan-to-value requirement are required to be added as collateral. In addition, the Bank Credit Facility contains certain covenants that, among other things, limit the incurrence of additional indebtedness, payment of dividends and other customary restricted payments, permitted investments, transactions with affiliates, asset sales, mergers and consolidations, liquidations, prepayments and modifications of other indebtedness, liens and other encumbrances and other matters customarily restricted in such agreements, and in each case subject to customary carveouts. The Bank Credit Facility is subject to cross-default provisions with respect to the terms of certain of CoreCivic's other material indebtedness and is subject to acceleration upon the occurrence of a change of control.

Senior Notes. Interest on the $238.5 million remaining aggregate principal amount of CoreCivic's 4.75% senior unsecured notes issued in October 2017 with an original principal amount of $250.0 million (the "4.75% Senior Notes") accrues at the stated rate and is payable in April and October of each year. The 4.75% Senior Notes are scheduled to mature on October 15, 2027. During 2024 and 2023, the Company purchased $11.5 million principal amount of the 4.75% Senior Notes through open market purchases, reducing the outstanding balance of the 4.75% Senior Notes to $238.5 million as of December 31, 2024. Interest on the aggregate principal amount of CoreCivic's 8.25% senior unsecured notes issued in March 2024 with a principal amount of $500.0 million (the "8.25% Senior Notes") accrues at the stated rate and is payable in April and October of each year. The 8.25% Senior Notes are scheduled to mature on April 15, 2029. During 2024, CoreCivic recorded charges totaling $31.3 million associated with the cash tender offer and redemption of senior notes with an outstanding balance of $593.1 million, including the non-cash write-off of unamortized loan issuance costs and original issue premium, that were originally scheduled to mature in April 2026.

The 4.75% Senior Notes and the 8.25% Senior Notes (collectively, the "Senior Notes") are senior unsecured obligations of the Company and are guaranteed by all of the Company's existing and future subsidiaries that guarantee the Bank Credit Facility. CoreCivic may redeem all or part of the 4.75% Senior Notes at any time prior to three months before their maturity date at a "make-whole" redemption price, plus accrued and unpaid interest thereon to, but not including, the redemption date. Thereafter, the 4.75% Senior Notes are redeemable at CoreCivic's option, in whole or in part, at a redemption price equal to 100% of the aggregate principal amount of the notes to be redeemed plus accrued and unpaid interest thereon to, but not including, the redemption date. The Company may redeem all or part of the 8.25% Senior Notes at any time prior to April 15, 2026, in whole or in part, at a "make-whole" redemption price, plus accrued and unpaid interest thereon to, but not including, the redemption date. Thereafter, the 8.25% Senior Notes are redeemable at CoreCivic's option, in whole or in part, at a redemption price expressed as a percentage of the principal amount thereof, which percentage is 104.125% beginning on April 15, 2026, 102.063% beginning on April 15, 2027, and 100% beginning on April 15, 2028, plus, in each such case, accrued and unpaid interest thereon to, but not including, the redemption date.

The indentures governing the Senior Notes contain certain customary covenants that, subject to certain exceptions and qualifications, restrict CoreCivic's ability to, among other things, create or permit to exist certain liens and consolidate, merge or transfer all or substantially all of CoreCivic's assets. In addition, if CoreCivic experiences specific kinds of changes in control, CoreCivic must offer to repurchase all or any portion of the Senior Notes. The offer price for the Senior Notes in connection with a change in control would be 101% of the aggregate principal amount of the notes repurchased plus accrued and unpaid interest, if any, on the notes repurchased to the date of purchase. The indenture related to the 8.25% Senior Notes additionally limits CoreCivic's ability to incur indebtedness, make restricted payments and investments and prepay certain indebtedness. The Senior Notes are also subject to cross-default provisions with certain of CoreCivic's other indebtedness, which includes the Bank Credit Facility.

Lansing Correctional Facility Non-Recourse Mortgage Note. On April 20, 2018, CoreCivic of Kansas, LLC (the "Issuer"), a wholly-owned unrestricted subsidiary of the Company, priced $159.5 million in aggregate principal amount of non-recourse senior secured notes of the Issuer (the "Kansas Notes"), in a private placement pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended. The Kansas Notes have a yield to maturity of 4.43% and are scheduled to mature in January 2040, 20 years following completion of the project, which occurred in January 2020. Principal and interest on the Kansas Notes are payable in quarterly payments, which began in July 2020 and continue until maturity. CoreCivic may redeem all or part of the Kansas Notes at any time upon written notice of not less than 30 days and not more than 60 days prior to the date fixed for such prepayment, with a "make-whole" amount, together with interest on the Kansas Notes accrued to, but not including, the redemption date. Because the Issuer has been designated as an unrestricted subsidiary of the Company under terms of the Bank Credit Facility, the issuance and service of the Kansas Notes, and the revenues and expenses associated with the facility lease, do not impact the financial covenants associated with the Bank Credit Facility. As of March 31, 2025, the outstanding balance of the Kansas Notes was $138.8 million.

Debt Maturities. Scheduled principal payments as of March 31, 2025 for the remainder of 2025, the next five years, and thereafter were as follows (in thousands):

2025 (remainder)	$9,122
2026	15,701
2027	257,823
2028	97,995
2029	507,985
2030	8,073
Thereafter	97,730
Total debt	$994,429

5.
STOCKHOLDERS' EQUITY

Share Repurchase Program

On May 12, 2022, the Board of Directors ("BOD") approved a share repurchase program to repurchase up to $150.0 million of the Company's common stock. On August 2, 2022, the BOD increased the authorization to repurchase under the share repurchase program by up to an additional $75.0 million of the Company's common stock, or a total aggregate authorized amount to repurchase up to $225.0 million of the Company's common stock. On May 16, 2024, the BOD authorized an additional increase to the share repurchase program by which the Company may purchase up to an additional $125.0 million in shares of the Company's outstanding common stock, increasing the total aggregate authorization to up to $350.0 million. Repurchases of the Company's outstanding common stock will be made in accordance with applicable securities laws and may be made at the Company's discretion based on parameters set by the BOD from time to time in the open market, through privately negotiated transactions, or otherwise. The share repurchase program has no time limit and does not obligate the Company to purchase any particular amount of its common stock. The authorization for the share repurchase program may be terminated, suspended, increased or decreased by the BOD in its discretion at any time. Through December 31, 2024, the Company repurchased 14.5 million shares of its common stock at an aggregate cost of $181.1 million, excluding costs associated with the share repurchase program, or $12.47 per share. During the three months ended March 31, 2025, the Company repurchased 1.9 million shares of its common stock at a total cost of $37.9 million, excluding costs associated with the share repurchase program, or $19.56 per share. As of March 31, 2025, the Company had repurchased a total of 16.5 million common shares at an aggregate cost of approximately $219.0 million, or $13.30 per share, and had approximately $131.0 million of repurchase authorization available under the share repurchase program.

Restricted Stock Units

During the three months ended March 31, 2025, CoreCivic issued approximately 1.1 million restricted common stock units ("RSUs") to certain of its employees and non-employee directors, with an aggregate value of $22.7 million, including 1.0 million RSUs to employees and non-employee directors whose compensation is charged to general and administrative expense and 0.1 million RSUs to employees whose compensation is charged to operating expense. During the full year 2024, CoreCivic issued approximately 1.6 million RSUs to certain of its employees and non-employee directors, with an aggregate value of $23.5 million, including 1.5 million RSUs to employees and non-employee directors whose compensation is charged to general and administrative expense and 0.1 million RSUs to employees whose compensation is charged to operating expense.

CoreCivic has established performance-based vesting conditions on a portion of the RSUs awarded to its officers and executive officers that, unless earlier vested under the terms of the agreements, are subject to vesting over a three-year period based upon the satisfaction of certain annual performance criteria. The RSUs awarded to officers and executive officers in 2023, 2024 and 2025 consist of a combination of awards with performance-based conditions and time-based conditions. Unless earlier vested under the terms of the RSU agreements, the RSUs with time-based vesting conditions vest in equal amounts over three years on the later of (i) the anniversary date of the grant or (ii) the delivery of the audited financial statements by the Company's independent registered public accountant for the applicable fiscal year. The RSUs with performance-based vesting conditions are divided into one-third increments, each of which is subject to vesting based upon satisfaction of certain annual performance criteria established at the beginning of the fiscal years ending December 31, 2023, 2024, and 2025 for the 2023 awards, December 31, 2024, 2025, and 2026 for the 2024 awards, and December 31, 2025, 2026, and 2027 for the 2025 awards, and which can be increased up to 150% or decreased to 0% based on performance relative to the annual performance criteria, and further increased or decreased using a modifier of 80% to 120% based on CoreCivic's total shareholder return relative to a peer group. Because the performance criteria for the fiscal years ending December 31, 2026 and 2027 have not yet been established, the values of the third RSU increment of the 2024 awards and of the second and third increments of the 2025 awards for financial reporting purposes will not be determined until such criteria are established. A portion of the RSU award granted to CoreCivic's Chief Executive Officer in 2024 contains a single performance-based vesting condition that results in full vesting on the later of (i) the second anniversary of the award or (ii) the delivery of the audited financial statements by the Company's independent registered public accountant for the fiscal year ending December 31, 2025, if the performance criteria is met for the year ending December 31, 2025, or no vesting if the performance criteria is not met for such year. Time-based RSUs issued to other employees, unless earlier vested under the terms of the agreements, generally vest in equal amounts over three years on the later of (i) the anniversary date of the grant or (ii) the delivery of the audited financial statements by the Company's independent registered public accountant for the applicable fiscal year. RSUs issued to non-employee directors generally vest one year from the date of award. As of March 31, 2025, approximately 2.6 million RSUs remained outstanding and subject to vesting.

During the three months ended March 31, 2025, CoreCivic expensed $6.5 million, net of forfeitures, relating to RSUs ($0.4 million of which was recorded in operating expenses and $6.1 million of which was recorded in general and administrative expenses). During the three months ended March 31, 2024, CoreCivic expensed $6.1 million, net of forfeitures, relating to RSUs ($0.6 million of which was recorded in operating expenses and $5.5 million of which was recorded in general and administrative expenses).

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

A reconciliation of the numerator and denominator of the basic earnings per share computation to the numerator and denominator of the diluted earnings per share computation is as follows (in thousands, except per share data):

	For the Three Months Ended March 31,
	2025	2024
NUMERATOR
Basic:
Net income	$25,113	$9,543
Diluted:
Net income	$25,113	$9,543
DENOMINATOR
Basic:
Weighted average common shares outstanding	109,489	112,306
Diluted:
Weighted average common shares outstanding	109,489	112,306
Effect of dilutive securities:
Restricted stock-based awards	969	1,181
Weighted average shares and assumed conversions	110,458	113,487
BASIC EARNINGS PER SHARE	$0.23	$0.08
DILUTED EARNINGS PER SHARE	$0.23	$0.08

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

City of Leavenworth. Effective March 7, 2025, CoreCivic entered into a letter agreement with ICE to begin activation efforts at the Company's 1,033-bed Midwest Regional Reception Center in Leavenworth, Kansas. The City of Leavenworth has filed a lawsuit alleging that an SUP must be obtained to operate the facility. CoreCivic plans to vigorously defend this matter on the basis that the SUP is not applicable under existing statute. CoreCivic has agreed with the City of Leavenworth to not accept detainees prior to June 1, 2025 while this matter is deliberated. The Company can provide no assurance that it will obtain a favorable ruling in this matter or that ICE and the Company will ultimately enter into a long-term contract for the utilization of the Company’s Midwest Regional Reception Center.

Inmate Litigation Matter. On April 24, 2025, a jury returned a verdict in favor of a plaintiff against CoreCivic in the amount of $27.8 million. The plaintiff was an inmate at the Crossroads Correctional Center in Shelby, Montana, in 2018 when he was assaulted by another inmate. The jury determined that the plaintiff proved that the Company violated his civil rights by not adequately protecting him from the inmate-on-inmate assault. The Company intends to appeal this decision to the Ninth Circuit Court of Appeals. The Company cannot reasonably predict the final outcome, nor can it estimate the amount of loss or range of loss that may result. Regardless of the appeal process, this matter is substantially covered by insurance. As a result of existing insurance coverage and previous accruals, the matter is not expected to have a material impact on the Company's consolidated financial statements.

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

8.
INCOME TAXES

Income taxes are accounted for under the provisions of ASC 740, "Income Taxes". ASC 740 generally requires CoreCivic to record deferred income taxes for the tax effect of differences between book and tax bases of its assets and liabilities. Deferred income taxes reflect the available net operating losses and the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in the consolidated statement of operations in the period that includes the enactment date. Realization of the future tax benefits related to deferred tax assets is dependent on many factors, including CoreCivic's past earnings history, expected future earnings, the character and jurisdiction of such earnings, unsettled circumstances that, if unfavorably resolved, would adversely affect utilization of its deferred tax assets, carryback and carryforward periods, and tax strategies that could potentially enhance the likelihood of realization of a deferred tax asset. CoreCivic recorded an income tax expense of $7.0 million for the three months ended March 31, 2025 and an income tax benefit of $0.5 million for the three months ended March 31, 2024. The Company’s net income tax rate in the first quarters of 2025 and 2024 varied from its statutory tax rate primarily due to a $2.5 million and $2.6 million, respectively, tax benefit for stock-based compensation vesting.

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

CoreCivic had no liabilities recorded for uncertain tax positions as of March 31, 2025 and December 31, 2024. CoreCivic recognizes interest and penalties related to unrecognized tax positions in income tax expense. CoreCivic does not currently anticipate that the total amount of unrecognized tax positions will significantly change in the next twelve months.

9.
SEGMENT REPORTING

The President and Chief Operating Officer of the Company is identified as the Chief Operating Decision Maker ("CODM") as defined by ASU 2023-07, "Improvements to Reportable Segment Disclosures (Topic 280)". The CODM routinely reviews segment net operating income compared to budget and prior periods to assess performance and allocate resources within reportable segments. As of March 31, 2025, CoreCivic operated 43 correctional and detention facilities, 39 of which the Company owned or controlled via a long-term lease. In addition, CoreCivic operated 21 residential reentry centers, which it owned or controlled via a long-term lease, and owned 6 properties held for lease to government agencies. Management views CoreCivic's operating results in three operating segments, CoreCivic Safety, CoreCivic Community, and CoreCivic Properties, each of which is a reportable segment. CoreCivic Safety includes the operating results of those correctional and detention facilities placed into service that were owned or controlled via a long-term lease and managed by CoreCivic, as well as those correctional and detention facilities owned by a third party and managed by CoreCivic. CoreCivic Safety also includes the operating results of TransCor America, LLC, a subsidiary of the Company that provides transportation services to governmental agencies. CoreCivic Community includes the operating results of those residential reentry centers placed into service that were owned or controlled via a long-term lease and managed by CoreCivic. CoreCivic Community also includes the operating results of the Company's electronic monitoring and case management services. CoreCivic Properties includes the operating results of those properties held for lease to government agencies. The operating performance of the three segments can be measured based on their net operating income. CoreCivic defines facility net operating income as a facility's revenues less operating expenses.

The revenue and facility net operating income for each of the three segments and a reconciliation to CoreCivic's income before income taxes is as follows for the three months ended March 31, 2025 and 2024 (in thousands):

	For the Three Months Ended March 31,
	2025	2024
Revenue:
Safety	$454,184	$457,746
Community	29,708	29,900
Properties	4,642	13,039
Total segment revenue	488,534	500,685
Operating expenses:(1)
Safety	347,983	350,098
Community	23,613	24,144
Properties	3,123	3,835
Total segment operating expenses	374,719	378,077
Facility net operating income:
Safety	106,201	107,648
Community	6,095	5,756
Properties	1,519	9,204
Total facility net operating income	113,815	122,608
Other revenue (expense):
Other revenue	93	1
Other operating expense	(18)	(26)
General and administrative	(36,016)	(36,465)
Depreciation and amortization	(30,518)	(31,730)
Interest expense, net	(15,231)	(18,613)
Expenses associated with debt repayments and refinancing transactions	—	(27,242)
Gain on sale of real estate assets, net	—	568
Other expense	(35)	(58)
Income before income taxes	$32,090	$9,043

(1) Salaries and benefits expense is the only significant reportable segment expense regularly reviewed by the CODM for both the Safety and Community segments and represents the majority of segment-level operating expenses given that substantial staff are required to operate the facilities and is the primary factor that drives operating expenses and profitability. Conversely, the Properties segment does not have a significant segment expense given the fact that those properties are operated by government agencies. The following table summarizes the significant segment expense, along with other segment operating expenses to reconcile to total segment operating expenses for both the Safety and Community segments, for the three months ended March 31, 2025 and 2024 (in thousands):

	For the Three Months Ended March 31,
	2025	2024
Safety:
Salaries and benefits	$220,651	$218,405
Other segment operating expenses (1)	127,332	131,693
Safety operating expenses	347,983	350,098
Community:
Salaries and benefits	13,204	13,640
Other segment operating expenses (1)	10,409	10,504
Community operating expenses	$23,613	$24,144

(1) Other segment operating expenses for each reportable segment include, but are not limited to, utilities, property taxes, repairs and maintenance, food, medical, vocational and educational programming, personal care and other resident supplies.

The following table summarizes capital expenditures including accrued amounts for the three months ended March 31, 2025 and 2024 (in thousands):

	For the Three Months Ended March 31,
	2025	2024
Capital expenditures:
Safety	$20,030	$7,497
Community	1,014	1,907
Properties	311	305
Corporate and other	3,174	908
Total capital expenditures	$24,529	$10,617

The total assets are as follows (in thousands):

	March 31, 2025	December 31, 2024
Assets:
Safety	$2,261,864	$2,147,369
Community	202,078	204,782
Properties	384,307	386,913
Corporate and other	154,197	192,827
Total assets	$3,002,446	$2,931,891

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

Any or all of our forward-looking statements in this Quarterly Report may turn out to be inaccurate. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy, and financial needs. Our statements can be affected by inaccurate assumptions we might make or by known or unknown risks, uncertainties and assumptions, including the risks, uncertainties, and assumptions described in our Annual Report on Form 10-K for the year ended December 31, 2024 (including those risks and uncertainties described under Part I, Item 1A. Risk Factors) filed with the Securities and Exchange Commission, or the SEC, on February 21, 2025, or the 2024 Form 10-K, and in other reports, documents, and other information we file with the SEC from time to time. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. New risks and uncertainties arise from time to time, and it is impossible for us to predict these events or how they may affect us. We undertake no obligation to publicly update or revise any forward-looking statements made in this Quarterly Report, except as may be required by law. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements.

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

We are the nation's largest owner of partnership correctional, detention, and residential reentry facilities and one of the largest operators of such facilities in the United States. As of March 31, 2025, through our CoreCivic Safety segment, we operated 43 correctional and detention facilities, 39 of which we owned or controlled via a long-term lease, with a total design capacity of approximately 65,000 beds. Through our CoreCivic Community segment, we operated 21 residential reentry centers, which we owned or controlled via a long-term lease, with a total design capacity of approximately 4,000 beds. In addition, through our CoreCivic Properties segment, we owned 6 properties, with a total design capacity of approximately 10,000 beds.

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

We are a Maryland corporation formed in 1983. Our principal executive offices are located at 5501 Virginia Way, Brentwood, Tennessee, 37027, and our telephone number at that location is (615) 263-3000. Our website address is www.corecivic.com. We make available on or through our website certain reports and amendments to those reports that we file with or furnish to the SEC in accordance with the Securities Exchange Act of 1934, as amended, or the Exchange Act. Such reports include our Annual Reports on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K and our definitive proxy statement. We make this information available on our website free of charge as soon as reasonably practicable after we electronically file the information with, or furnish it to, the SEC. In addition, we routinely post on the “Investors” page of our website news releases, announcements and other statements about our business and results of operations, some of which may contain information that may be deemed material to investors. Therefore, we encourage investors to monitor the “Investors” page of our website and review the information we post on that page. Information contained on our website is not incorporated by reference herein and is not part of this Quarterly Report. The SEC maintains a website that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at the following address: www.sec.gov.

Upon his inauguration on January 20, 2025, President Trump issued nine executive actions intended to secure the borders of the United States and remove illegal immigrants, prioritizing those with criminal histories. These initial orders included the declaration of a national emergency at the United States southern border. Also included in these executive actions was the issuance of an executive order titled "Protecting the American People Against Invasion" which calls on the federal government to faithfully execute the immigration laws of the United States, including the removal of aliens, particularly those who threaten the safety of the American people. This executive order calls on the Secretary of Homeland Security to "... take all appropriate action and allocate all legally available resources or establish contracts to construct, operate, control, or use facilities to detain removable aliens. The Secretary of Homeland Security, further, shall take all appropriate actions to ensure the detention of aliens apprehended for violations of immigration law pending the outcome of their removal proceedings or their removal from the country, to the extent permitted by law." Effectively, this executive order requires an increase in interior enforcement by the U.S. Immigration and Customs Enforcement, or ICE, and directs the Department of Homeland Security, or DHS, to detain those arrested by ICE, pending their removal or adjudication.

In addition, on January 20, 2025, President Trump reversed an executive order issued on January 26, 2021 by then-President Biden that had directed the Attorney General to not renew United States Department of Justice, or DOJ, contracts with privately operated criminal detention facilities. Two agencies of the DOJ, the United States Federal Bureau of Prisons, or BOP, and the United States Marshals Service, or USMS, utilize our services. The BOP houses inmates who have been convicted, and the USMS is generally responsible for detainees who are awaiting trial. This executive order only applied to agencies that are part of the DOJ, which includes the BOP and USMS. We currently have two detention facilities that have direct contracts with the USMS, our second largest customer. Because of the lack of alternative bed capacity, one of the contracts was renewed upon its expiration in September 2023 and now expires in September 2028. The second direct contract expires in October 2025. We currently do not operate any prison contracts for the BOP. ICE facilities were not covered by this executive order, as ICE is an agency of the DHS, not the DOJ. It is possible future administrations could issue executive orders restricting the use of private correctional and detention facilities by the federal government.

Further, on January 29, 2025, President Trump signed into law the Laken Riley Act, which had been passed by Congress with bipartisan support on January 22, 2025. The Laken Riley Act requires ICE to detain certain non-United States nationals who have been charged, arrested, or convicted of crimes including burglary, theft, assault of a law enforcement officer, as well as killing or injuring another person. ICE has estimated that the mandatory detention requirement of the Laken Riley Act could require 60,000 to 110,000 additional detention beds.

Given the recent legislative and executive actions mentioned above, we believe the short-term growth opportunities of our business are particularly attractive as federal government agencies consider their emergent needs. ICE has begun to utilize additional bed capacity in our portfolio at facilities with existing contracts, and we have been in discussion with ICE to activate certain of our idle facilities. As of March 31, 2025, we had nine idle correctional facilities that are operated with a core staffing complement to remain currently available and, unless noted below as under letter agreement, being actively marketed as solutions to the correctional or detention needs of potential customers. In some cases we have executed short-term letter agreements authorizing us to begin activation efforts while a longer-term contract is negotiated. The number of people we care for under contracts with ICE has increased by over 2,000 from the beginning of the year through March 31, 2025. During the first quarter of 2025, we entered into contract modifications at our 2,016-bed Northeast Ohio Correctional Center in Youngstown, Ohio, our 1,072-bed Nevada Southern Detention Center in Pahrump, Nevada, and our 1,600-bed Cimarron Correctional Facility in Cushing, Oklahoma to collectively add capacity for up to 784 ICE detainees. In addition, on March 5, 2025, we announced that we had agreed under an amendment to an intergovernmental service agreement, or IGSA, to resume operations and care for up to 2,400 individuals at the 2,400-bed Dilley Immigration Processing Center in Dilley, Texas, or the Dilley Facility, formerly known as the South Texas Family Residential Center. The amended IGSA expires in March 2030 and may be further extended through bilateral modification. We began receiving residents at this facility during April 2025. Previously, after nearly ten years of operation, we received notification from ICE on June 10, 2024 of its intent to terminate funding of the IGSA for services at the Dilley Facility effective August 9, 2024. We did not operate the Dilley Facility from August 9, 2024 until the resumption of operations at the facility on March 5, 2025. Also, effective March 7, 2025, we entered into a letter agreement with ICE to begin activation efforts at our 1,033-bed Midwest Regional Reception Center in Leavenworth, Kansas. The letter agreement authorizes initial funding up to $5.0 million with maximum funding up to $22.6 million for a six-month period while we work to negotiate and execute a long-term contract. The City of Leavenworth has filed a lawsuit alleging that a Special Use Permit, or SUP, is required to activate the facility. See Note 7 in the Notes to the Consolidated Financial Statements for further discussion of the pending litigation. Subsequent to the period ending March 31, 2025, we entered into a letter agreement with ICE to begin activation efforts at our 2,560-bed California City Immigration Processing Center, or the California City Facility, formerly known as the California City Correctional Center. The letter agreement authorizes initial funding up to $10.0 million with maximum funding up to $31.2 million for a six-month period while we work to negotiate and execute a long-term contract. We can provide no assurance that we will ultimately enter into a long-term contract with ICE for the utilization of either the Midwest Regional Reception Center or the California City Facility.

While we believe the legislative and executive actions mentioned above will create long-term needs from our federal partners, we also believe the long-term growth opportunities of our business remain attractive as state and county government agencies consider the efficiency and offender programming opportunities we provide as flexible solutions to satisfy their needs. We have been in discussions with several state and county government agencies that have experienced challenges in staffing their public-sector facilities and are seeking solutions from the private sector. Further, several of our existing government partners, as well as prospective government partners, have been experiencing growth in offender populations and overcrowded conditions. Governments are continuing to assess their need for correctional space, and several are continuing to consider alternative correctional capacity for their aged or inefficient infrastructure, or are seeking cost savings by utilizing the private sector, which could result in increased future demand for the solutions we provide. For example, during the second half of 2023, we signed new management contracts with Hinds County (MS), the state of Wyoming, and Harris County (TX) for up to 850 offenders at our 2,672-bed Tallahatchie County Correctional Facility in Tutwiler, Mississippi. In addition to the contracts with Hinds County, the state of Wyoming, and Harris County, we currently care for residents from the USMS, the state of Vermont, the U.S. Virgin Islands, and Tallahatchie County at the Tallahatchie facility, which demonstrates the flexible solutions that we provide. In addition, during the fourth quarter of 2023, we announced that we signed a management contract with the state of Montana to care for up to 120 inmates at our 1,896-bed Saguaro Correctional Facility in Eloy, Arizona. On August 1, 2024, we entered into a second new management contract with the state of Montana to care for an unspecified number of inmates at facilities we operate. As of March 31, 2025, we cared for 365 inmates from the state of Montana at our Saguaro facility. We also care for residents from the state of Hawaii and the state of Idaho at the Saguaro facility. On January 16, 2025, we announced that we were awarded another new management contract with the state of Montana to care for additional inmates outside the state of Montana and further expanding the geographic area of facilities we can provide to the State, with 240 inmates arriving at our Tallahatchie facility during the first quarter of 2025. We also manage the fully occupied company-owned Crossroads Correctional Center in Shelby, Montana for the state of Montana pursuant to a separate management contract.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The consolidated financial statements in this Quarterly Report are prepared in conformity with U.S. generally accepted accounting principles, or GAAP. As such, we are required to make certain estimates, judgments, and assumptions that we believe are reasonable based upon the information available which, by their nature, are subject to an inherent degree of uncertainty. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. There can be no assurance that actual results will not differ from our estimates. A summary of our significant accounting policies is described in our 2024 Form 10-K. The significant accounting policies and estimates which we believe are the most critical to aid in fully understanding and evaluating our reported financial results include those related to idle facilities and asset impairments, self-funded insurance reserves, and legal reserves. For a discussion of our critical accounting policies and estimates, please refer to Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Notes to Consolidated Financial Statements" presented in our 2024 Form 10-K. There were no newly identified critical accounting policies during the first three months of 2025, nor were there any material changes to the critical accounting policies and estimates discussed in our 2024 Form 10-K.

RESULTS OF OPERATIONS

Our results of operations are impacted by the number of correctional and detention facilities we operated, including 39 we owned or controlled via a long-term lease and four owned by our government partners (CoreCivic Safety), the number of residential reentry centers we owned or controlled via a long-term lease (CoreCivic Community), the number of facilities we leased to government agencies (CoreCivic Properties), and the facilities we owned that were not in operation. The following table sets forth the changes in the number of facilities in operation for the periods presented:

	Effective	CoreCivic
	Date	Safety	Community	Properties	Total
Facilities as of December 31, 2023		43	23	6	72
Sale and subsequent expiration of the management contract at a residential reentry center in Colorado	July 2024	—	(1)	—	(1)
Sale of an idled residential reentry center in Oklahoma	July 2024	—	(1)	—	(1)
Termination of the contract and lease agreement at the Dilley Facility	August 2024	(1)	—	—	(1)
Facilities as of December 31, 2024		42	21	6	69
Resumption of operations at the Dilley Facility	March 2025	1	—	—	1
Facilities as of March 31, 2025		43	21	6	70

Three Months Ended March 31, 2025 Compared to the Three Months Ended March 31, 2024

Net income was $25.1 million, or $0.23 per diluted share, for the three months ended March 31, 2025, compared with net income of $9.5 million, or $0.08 per diluted share, for the three months ended March 31, 2024. Financial results for the three months ended March 31, 2024 reflect a $0.6 million gain on the sale of real estate assets and $27.2 million of expenses associated with debt repayments and refinancing transactions. For the three months ended March 31, 2024, the income tax benefit reflects a net benefit of $8.4 million associated with these special items.

Our Current Operations

Our ongoing operations are organized into three principal business segments:

•
CoreCivic Safety segment, consisting of the 43 correctional and detention facilities that are owned or controlled via a long-term lease and managed by CoreCivic, as well as those correctional and detention facilities owned by third parties but managed by CoreCivic. CoreCivic Safety also includes the operating results of our subsidiary that provides transportation services to governmental agencies, TransCor America, LLC, or TransCor.
•
CoreCivic Community segment, consisting of the 21 residential reentry centers that are owned or controlled via a long-term lease and managed by CoreCivic. CoreCivic Community also includes the operating results of our electronic monitoring and case management services.
•
CoreCivic Properties segment, consisting of the 6 correctional real estate properties owned by CoreCivic.

For the three months ended March 31, 2025 and 2024, our total segment net operating income, which we define as facility revenue (including interest income associated with finance leases) less operating expenses, was divided among our three business segments as follows:

	For the Three Months Ended March 31,
	2025	2024
Segment:
Safety	91.7%	86.3%
Community	5.2%	4.6%
Properties	3.1%	9.1%

Facility Operations

A key performance indicator we use to measure the revenue and expenses associated with the operation of the correctional, detention, and residential reentry facilities we own or manage is expressed in terms of a compensated man-day, which represents the revenue we generate and expenses we incur for one offender for one calendar day. Revenue and expenses per compensated man-day are computed by dividing facility revenue and expenses by the total number of compensated man-days during the period. A compensated man-day represents a calendar day for which we are paid for the occupancy of an offender. We believe the measurement is useful because we are compensated for operating and managing facilities at an offender per diem rate based upon actual or minimum guaranteed occupancy levels. We also measure our costs on a per compensated man-day basis, which are largely dependent upon the number of offenders we accommodate. Further, per compensated man-day measurements are also used to estimate our potential profitability based on certain occupancy levels relative to design capacity. Revenue and expenses per compensated man-day for all of the correctional, detention, and residential reentry facilities placed into service that we owned or managed, exclusive of those held for lease, and for TransCor were as follows for the three months ended March 31, 2025 and 2024:

	For the Three Months Ended March 31,
	2025	2024
Revenue per compensated man-day	$102.71	$100.85
Operating expenses per compensated man-day:
Fixed expense	57.63	56.73
Variable expense	20.84	20.21
Total	78.47	76.94
Operating income per compensated man-day	$24.24	$23.91
Operating margin	23.6%	23.7%
Average compensated occupancy	77.0%	75.2%
Average available beds	66,776	69,398
Average compensated population	51,429	52,176

Revenue

Total revenue consists of management revenue we generate through CoreCivic Safety and CoreCivic Community in the operation of correctional, detention, and residential reentry facilities, as well as the revenue we generate from TransCor and our electronic monitoring and case management services. Total revenue also consists of lease revenue we generate through CoreCivic Properties from facilities we lease to third-party operators. The following table reflects the components of revenue for the three months ended March 31, 2025 and 2024 (in millions):

	For the Three Months Ended March 31,
	2025	2024	$ Change	% Change
Management revenue:
Federal	$241.3	$262.4	$(21.1)	(8.0%)
State	198.6	188.8	9.8	5.2%
Local	12.2	12.4	(0.2)	(1.6%)
Other	31.8	24.0	7.8	32.5%
Total management revenue	483.9	487.6	(3.7)	(0.8%)
Lease revenue	4.6	13.0	(8.4)	(64.6%)
Other revenue	0.1	0.1	0.0	—
Total revenue	$488.6	$500.7	$(12.1)	(2.4%)

The $3.7 million, or 0.8%, decrease in total management revenue for the three months ended March 31, 2025 as compared with the same period in 2024 was primarily a result of a decrease in revenue of $12.0 million driven by a decrease in average daily compensated population from 2024 to 2025, including the effect of one less day of operations due to a leap year in 2024. The decrease in average daily compensated population was primarily driven by the termination of funding of the IGSA associated with the Dilley Facility effective August 9, 2024. The IGSA was subsequently amended and operations resumed at the facility on March 5, 2025. The decrease in revenue resulting from the decline in average daily compensated population was partially offset by an increase in revenue of $8.6 million driven by an increase of 1.8% in average revenue per compensated man-day. The increase in average revenue per compensated man-day primarily resulted from the effect of per diem increases at many of our facilities. Revenue generated from our electronic monitoring and case management services during the three months ended March 31, 2025 decreased $0.3 million (from $8.8 million during the three months ended March 31, 2024 to $8.5 million during the three months ended March 31, 2025).

Average daily compensated population decreased 747, or 1.4%, to 51,429 during the three months ended March 31, 2025 compared to 52,176 during the three months ended March 31, 2024. The decrease in average daily compensated population was primarily a result of the termination of funding of an IGSA associated with the Dilley Facility effective August 9, 2024. The IGSA was subsequently amended and operations resumed at the Dilley Facility on March 5, 2025. Average compensated populations decreased by 2,112 during the three months ended March 31, 2025 compared to the same period in 2024 attributable to the termination of funding of the IGSA at the Dilley Facility. The decrease in average daily compensated population was partially offset by increased occupancy at other facilities where ICE is our federal partner, as further discussed hereinafter, and as a result of two new management contracts with the state of Montana. In August 2024, we entered into a contract with the state of Montana which contributed to an increase in populations held at our Saguaro Correctional Facility. In addition, on January 16, 2025, we announced that we were awarded a new management contract with the state of Montana to care for additional inmates outside the state of Montana, with 240 inmates arriving at our Tallahatchie County Correctional Facility during the first quarter of 2025.

The solutions we provide to our federal customers, including primarily ICE and the USMS, continue to be a significant component of our business. The federal customers in our Safety and Community segments generated approximately 49% and 52% of our total revenue for the three months ended March 31, 2025 and 2024, respectively, decreasing $21.1 million, or 8.0%, during the three months ended March 31, 2025 as compared with the same period in 2024. The decrease in federal revenue was primarily a result of the termination of funding of the IGSA associated with the Dilley Facility in August 2024, and as a result of one less day of operations due to a leap year in 2024. The decrease in federal revenue was partially offset by the increased occupancy and per diem increases at certain facilities, particularly those where we have contracts with ICE, as well as the resumption of operations at the Dilley Facility on March 5, 2025.

As previously described herein, several executive and legislative actions have gone into effect since the inauguration of President Trump on January 20, 2025 that have resulted in an increase in the number of people detained by ICE, including in our detention facilities. During the first quarter of 2025, we entered into contract modifications at our Northeast Ohio Correctional Center, our Nevada Southern Detention Center, and our Cimarron Correctional Facility to collectively add capacity for up to 784 ICE detainees. In addition, on March 5, 2025, we announced that we had agreed under an amendment to an IGSA, to resume operations and care for up to 2,400 individuals at the 2,400-bed Dilley Facility in Dilley, Texas. The amended IGSA expires in March 2030 and may be further extended through bilateral modification. Previously, after nearly ten years of operation, we received notification from ICE on June 10, 2024 of its intent to terminate funding of the IGSA for services at the Dilley Facility effective August 9, 2024. We did not operate the Dilley Facility from August 9, 2024 until the resumption of operations at the facility on March 5, 2025.

State revenues from contracts at correctional, detention, and residential reentry facilities that we operate increased $9.8 million, or 5.2%, during the three months ended March 31, 2025 as compared with the same period in 2024. State revenues increased as a result of per diem increases under a number of our state contracts, as certain states have recognized the need to provide additional funding to address increases in the wages of our employees. State revenues also increased due to higher utilization from the state of Montana resulting from two new management contracts executed during 2024 and 2025, as previously described herein, as well as higher utilization from other states under existing management contracts. The increase in state revenues was partially offset by the effect of one less day of operations due to a leap year in 2024.

The $8.4 million, or 64.6%, decrease in lease revenue during the three months ended March 31, 2025 as compared with the same period in 2024 primarily resulted from the termination of the lease agreement at our California City Facility effective March 31, 2024.

Operating Expenses

Operating expenses totaled $374.7 million and $378.1 million for the three months ended March 31, 2025 and 2024, respectively. Operating expenses consist of those expenses incurred in the operation and management of correctional, detention, and residential reentry facilities, as well as those expenses incurred in the operations of TransCor and our electronic monitoring and case management services. Operating expenses also consist of those expenses incurred in the operation of facilities we lease to third-party operators.

Operating expenses incurred by CoreCivic Safety and CoreCivic Community in connection with the operation and management of our correctional, detention, and residential reentry facilities, as well as those incurred in the operations of TransCor and our electronic monitoring and case management services, decreased $2.6 million, or 0.7%, during the three months ended March 31, 2025 when compared with the same period in 2024. Operating expenses decreased primarily as a result of the termination of funding of an IGSA associated with the Dilley Facility effective August 9, 2024. We leased the Dilley Facility and the site upon which it was constructed from a third-party lessor. The original lease agreement provided us with the ability to terminate the lease with a notification period of at least 60 days if ICE terminated the IGSA associated with the Dilley Facility. Upon being notified on June 10, 2024 by ICE of its intent to terminate the funding of the IGSA associated with the Dilley Facility, we provided notice to the third-party lessor of our intent to terminate the lease agreement effective August 9, 2024, at which time we had no further lease or material other operating expense commitments associated with the Dilley Facility. However, the IGSA was subsequently amended and operations resumed at the facility on March 5, 2025. Simultaneous with the March 5, 2025 amendment of the IGSA and resumption of operations at the Dilley Facility, we entered into a new lease agreement with the same third-party lessor over a period co-terminus with the term of the amended IGSA.  The new lease agreement contains a graduated lease rate over the first six months consistent with the amended IGSA to correlate with the activation of the five neighborhoods within the facility, as further described hereinafter.

The decrease in operating expenses during the three months ended March 31, 2025 when compared with the same period in 2024 was also the result of one less day of operations due to a leap year in 2024. The decrease in operating expenses was partially offset by wage increases across our portfolio. We achieved higher staffing levels during the three months ended March 31, 2025 when compared to the same period in 2024 as we continued to see improvement in our attraction and retention of facility staff in this challenging labor market. In addition, wages have increased as a result of an increase in our overall staffing levels in response to the increasing demand from the federal government for capacity at our correctional and detention facilities, particularly from ICE, due to recent changes in immigration policies under the new presidential administration.

Total expenses per compensated man-day increased to $78.47 during the three months ended March 31, 2025 from $76.94 during the three months ended March 31, 2024. We continue to experience labor shortages and wage pressures in several markets across the country and have provided customary inflationary wage increases to remain competitive. Although the hiring environment has progressively improved since the COVID-19 pandemic, recruiting remains particularly challenging due to the front-line nature of the services we provide and the challenging labor market. Further, we have incurred incremental expenses to help ensure sufficient staffing levels under unique and challenging working conditions. While we have been able to reduce the use of these temporary incentives due to the improving hiring environment, we expect to continue to incur a certain level of incremental expenses in the future, particularly as demand from the federal government for capacity at our correctional and detention facilities is increasing, particularly from ICE. Incremental expenses include, but may not be limited to, incentive payments to our front-line and field staff, temporary employee housing expenses and other travel related reimbursements, additional paid time off, off-cycle wage increases in certain markets to remain competitive, and registry nursing expenses. These incremental investments have enabled us to increase overall staffing levels, which has contributed to the increase in total expenses per compensated man-day. The increase in total expenses per compensated man-day includes the effect of the termination of the funding of the IGSA associated with the Dilley Facility effective August 9, 2024. The IGSA was subsequently amended and operations resumed at the Dilley Facility in March 2025.

We continually monitor compensation levels very closely along with overall economic conditions and will adjust wage levels necessary to help ensure the long-term success of our business. Further, we continually evaluate the structure of our employee benefits package and training programs to ensure we are better able to attract and retain our employees. Salaries and benefits represent the most significant component of our operating expenses, representing approximately 63% and 62% of our total operating expenses during the three months ended March 31, 2025 and 2024, respectively. As previously mentioned, recruiting and retaining staff has been particularly challenging for us and for the corrections and detention industry as a whole. An inability to attract and retain sufficient personnel could prevent us from caring for additional residential populations for government agencies in need of additional capacity due to an increase in populations or an inability to adequately staff their facilities. An inability to attract and retain sufficient personnel in our existing facilities could also cause our government partners to assess liquidated damages, reduce our residential populations, or in certain circumstances, cancel our contracts. We have also been subjected to revenue deductions for staff vacancies as a result of the labor shortages, which are reflected as reductions to other management revenue. Estimating revenue deduction amounts due to staff vacancies can be complex and subject to management judgment and estimations. Some of our government partners have granted waivers for revenue deductions for staff vacancies in recognition of the unique and challenging labor market, while others have discretionarily adjusted such deductions based on our extraordinary costs, efforts and incentive programs implemented to attract and retain staff.

Variable expenses per compensated man-day increased to $20.84 during the three months ended March 31, 2025, from $20.21 during the same period in the prior year, an increase of 3.1%. The increase in variable expenses per compensated man-day was primarily due to the effect of an elevated inflation rate applicable to all of our variable expenses, partially offset by the effect of the termination of the funding of the IGSA associated with the Dilley Facility effective August 9, 2024. The IGSA was subsequently amended and operations resumed at the Dilley Facility on March 5, 2025. In addition, variable expenses per compensated man-day increased from the prior year quarter due to an increase in transportation services expense, which corresponds with the increased populations at certain of our facilities, as well as an overall increase in transportation needs from ICE.

Operating expenses incurred by CoreCivic Properties in connection with facilities we lease to third-party operators decreased $0.7 million, or 18.6%, during the three months ended March 31, 2025 when compared with the same period in 2024. The decrease was primarily a result of the termination of the lease agreement at our California City Facility effective March 31, 2024. We currently expect that the California City Facility will transition from our Properties segment to our Safety segment during the second quarter of 2025, as we have entered into a letter agreement with ICE for a six-month period to begin activation efforts while we work to negotiate and execute a long-term contract to operate the facility.

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

Our management contract at the 300-bed Elizabeth Detention Center in New Jersey is currently scheduled to expire on May 31, 2025. ICE has issued a request for proposal, or RFP, for up to 600 beds in New Jersey. We have offered the Elizabeth Detention Center under this RFP but can provide no assurance that we will be awarded a new contract under this RFP. We generated total revenue of $5.6 million and $19.6 million at this facility during the three months ended March 31, 2025 and the twelve months ended December 31, 2024, respectively.

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

CoreCivic Safety

CoreCivic Safety includes the operating results of the correctional and detention facilities that we operated during each period. Total revenue generated by CoreCivic Safety decreased $3.6 million, or 0.8%, from $457.7 million during the three months ended March 31, 2024 to $454.2 million during the three months ended March 31, 2025. CoreCivic Safety's facility net operating income decreased $1.4 million, or 1.3%, from $107.6 million during the three months ended March 31, 2024 to $106.2 million during the three months ended March 31, 2025. During the three months ended March 31, 2025, CoreCivic Safety generated 91.7% of our total segment net operating income, compared with 86.3% during the three months ended March 31, 2024.

The following table displays the revenue and expenses per compensated man-day for CoreCivic Safety's correctional and detention facilities placed into service that we own and manage and for the facilities we manage but do not own, inclusive of the transportation services provided by TransCor:

	For the Three Months Ended March 31,
	2025	2024
CoreCivic Safety Facilities:
Revenue per compensated man-day	$103.72	$102.18
Operating expenses per compensated man-day:
Fixed expense	58.19	57.36
Variable expense	21.27	20.79
Total	79.46	78.15
Operating income per compensated man-day	$24.26	$24.03
Operating margin	23.4%	23.5%
Average compensated occupancy	77.7%	76.1%
Average available beds	62,617	64,729
Average compensated population	48,655	49,229

Operating margins in the CoreCivic Safety segment have been negatively impacted by the termination of funding of the IGSA for services at the Dilley Facility, effective August 9, 2024. On June 10, 2024, we received notice from ICE of its intent to terminate funding of the IGSA for services at the Dilley Facility, effective August 9, 2024. As a result, we provided notice to the third-party lessor of the facility of our intent to terminate the lease effective as of the same date, with no financial penalties as permitted by the lease agreement. The operating margin at the Dilley Facility exceeded the average operating margin of our portfolio due to the size and scalability of expenses, and due to the unique design and specialized services provided at the facility. Accordingly, the termination of funding of the IGSA associated with the Dilley Facility had a negative impact on operating margins following the termination date. On March 5, 2025, we announced that we had agreed under an amendment to the IGSA to resume operations and care for up to 2,400 individuals at the Dilley Facility. The amended IGSA expires in March 2030 and may be further extended through bilateral modification. ICE may terminate the amended IGSA for convenience or non-appropriation of funds without penalty by providing us with at least a 60-day prior notice. The amended IGSA provides for a fixed monthly payment in accordance with a graduated schedule during the first six months of the agreement, subject to acceleration, to correlate with the activation of the five neighborhoods within the facility, each designed to accommodate up to 480 individuals. Total annual revenue generated by the Dilley Facility, once fully activated, is expected to be approximately $180 million. Simultaneously, we entered into a new lease agreement with the same third-party lessor over a period co-terminus with the term of the IGSA. The new lease also contains a graduated lease rate over the first six months consistent with the IGSA to correlate with the activation of the five neighborhoods within the facility. Remaining terms of the amended IGSA and lease agreement with the third-party lessor are substantially similar to the previous agreements, except that we will also provide onsite medical care at the facility. The new lease agreement provides us with the ability to terminate the lease if ICE terminates the amended IGSA associated with the Dilley Facility upon at least a 60-day prior notice.

The negative impact on operating margins resulting from the termination of funding of the IGSA for services at the Dilley Facility was offset to some extent during the three months ended March 31, 2025 by the effect of per diem increases at many of our facilities. We have received per diem increases as a result of additional government appropriations funding to address increases in the wages of our employees. Revenue per compensated man-day also increased during the three months ended March 31, 2025 when compared to the same period in 2024, as a result of a change in our mix of business. Operating margin was negatively impacted by increased operating expenses per compensated man-day primarily associated with incremental staffing levels, higher wage rates, other staffing related expenses, and inflationary increases in variable expenses. As previously described herein, we have experienced labor shortages and wage pressures in many markets across the country and have provided inflationary wage increases above historical averages to remain competitive. In addition, wages have increased as a result of an increase in our overall staffing levels as the demand from the federal government for capacity at our correctional and detention facilities, particularly from ICE, has increased under recent changes in immigration policies under the new presidential administration. Further, we have incurred incremental expenses to help ensure sufficient staffing levels under unique and challenging working conditions, including but not limited to, shift incentive bonuses, recruiting and retention bonuses, temporary employee housing expenses and travel reimbursements, off-cycle wage increases, as well as relocation incentives. While we were able to reduce the use of these temporary incentives during 2024, we expect to continue to incur a certain level of additional incremental expenses in future quarters and may be required to increase certain incentives again as the demand for labor in our industry is increasing. We expect to continue to invest in staffing resources to meet this increasing demand.

We currently expect demand from the federal government for correctional and detention facilities in our Safety segment to further increase under the new presidential administration, particularly from ICE, as a result of changes in immigration policy and funding levels of our federal government partners charged with correctional and detention responsibilities, as previously described herein. This anticipated increase in demand could result in higher utilization of our available capacity under existing contracts, as well as through new contracts utilizing our idle correctional and detention facilities or our other existing capacity. For example, in addition to the resumption of the IGSA associated with the Dilley Facility on March 5, 2025, during the first quarter of 2025, we entered into contract modifications at our 2,016-bed Northeast Ohio Correctional Center in Youngstown, Ohio, our 1,072-bed Nevada Southern Detention Center in Pahrump, Nevada, and our 1,600-bed Cimarron Correctional Facility in Cushing, Oklahoma to collectively add capacity for up to 784 ICE detainees. However, we can provide no assurance that the federal government will continue to increase the utilization of our available capacity. Further, the activation of our idle correctional and detention facilities generally requires four to six months to hire, train, and prepare our facilities to accept residential populations, which, depending on the contract structure, could result in substantial expenses before we are able to realize additional revenue.

On August 1, 2024, we entered into a management contract with the state of Montana to care for an unspecified number of inmates at facilities we operate. The contract is scheduled to expire on July 31, 2026, and may be extended by mutual agreement for a total term of up to seven years. As of March 31, 2025, we cared for 365 inmates from the state of Montana at our Saguaro facility under this management contract, along with another similar contract with the state of Montana that was entered into during the fourth quarter of 2023. We also care for residents from the state of Hawaii and the state of Idaho at our Saguaro facility. On January 16, 2025, we announced that we were awarded a new management contract with the state of Montana to care for additional inmates outside the state of Montana, with 240 inmates arriving at our Tallahatchie facility during the first quarter of 2025. This latest contract expands the geographic range of our facilities that can serve the state of Montana where we also manage the fully occupied company-owned Crossroads Correctional Center in Shelby, Montana for the state of Montana pursuant to a separate management contract.

CoreCivic Community

CoreCivic Community includes the operating results of the residential reentry centers that we operated during each period, along with the operating results of our electronic monitoring and case management services. Total revenue generated by CoreCivic Community decreased $0.2 million, or 0.6%, from $29.9 million during the three months ended March 31, 2024 to $29.7 million during the three months ended March 31, 2025. CoreCivic Community's facility net operating income increased $0.3 million, or 5.9%, from $5.8 million during the three months ended March 31, 2024 to $6.1 million during the three months ended March 31, 2025. During the three months ended March 31, 2025, CoreCivic Community generated 5.2% of our total segment net operating income, compared with 4.6% during the three months ended March 31, 2024.

The following table displays the revenue and expenses per compensated man-day for CoreCivic Community's residential reentry facilities placed into service that we own and manage, but exclusive of the electronic monitoring and case management services given that revenue is not generated on a per compensated man-day basis for these services:

	For the Three Months Ended March 31,
	2025	2024
CoreCivic Community Facilities:
Revenue per compensated man-day	$85.02	$78.55
Operating expenses per compensated man-day:
Fixed expense	47.74	46.30
Variable expense	13.19	10.46
Total	60.93	56.76
Operating income per compensated man-day	$24.09	$21.79
Operating margin	28.3%	27.7%
Average compensated occupancy	66.7%	63.1%
Average available beds	4,159	4,669
Average compensated population	2,774	2,947

Operating margins in our CoreCivic Community segment were positively impacted during the first quarter of 2025 by an increase in average revenue per compensated man-day, which increased from the first quarter of 2024 primarily as a result of per diem increases at several of our facilities. The effect of the increased average revenue per compensated man-day was partially offset by increased operating expenses per man-day, which were driven primarily by higher wage rates and inflationary increases in variable expenses. Because facilities in our Community segment are typically smaller in size than those in our Safety segment, occupancy fluctuations have a larger impact on operating margin per compensated man-day. Accordingly, modest changes in occupancy can have a notable impact in our Community segment.

In January 2024, we completed the sale of the 120-bed Dahlia Facility, a residential reentry center in Denver, Colorado. We received gross sales proceeds of $8.0 million on the sale of the Dahlia facility compared to the carrying value of $7.5 million, resulting in a $0.5 million net gain on the sale after transaction related expenses, which was recognized in the first quarter of 2024. We continued to operate the Dahlia facility through the expiration of the management contract in June 2024. During our period of operation in 2024, this facility generated facility net operating income of $0.2 million.

In July 2024, we completed the sale of the idled 390-bed Tulsa Transitional Center, a residential reentry center in Tulsa, Oklahoma. We received net sales proceeds of $3.4 million on the sale of the Tulsa property, resulting in a gain on sale of $1.2 million, which was recognized in the third quarter of 2024.

CoreCivic Properties

CoreCivic Properties includes the operating results of the properties we leased to government agencies during each period. Total revenue generated by CoreCivic Properties decreased $8.4 million, or 64.4%, from $13.0 million during the three months ended March 31, 2024 to $4.6 million during the three months ended March 31, 2025. CoreCivic Properties' facility net operating income decreased $7.7 million, or 83.5%, from $9.2 million during the three months ended March 31, 2024 to $1.5 million during the three months ended March 31, 2025. The decreases in total revenue and net operating income were primarily the result of the termination of the lease at our California City Facility effective March 31, 2024, as further described hereinafter. During the three months ended March 31, 2025, CoreCivic Properties generated 3.1% of our total segment net operating income, compared with 9.1% during the three months ended March 31, 2024.

On December 6, 2022, we received notice from the California Department of Corrections and Rehabilitation, or CDCR, of its intent to terminate the lease agreement for our 2,560-bed California City Facility by March 31, 2024, due to the state's declining inmate population. The California City Facility was idled effective April 1, 2024. Rental revenue generated from the CDCR at the California City Facility was $8.5 million during the three months ended March 31, 2024. Facility net operating loss was $0.9 million and facility net operating income was $7.2 million during the three months ended March 31, 2025 and 2024, respectively, including carrying expenses we continue to incur post lease termination. Effective April 1, 2025, we entered into a letter agreement with ICE to begin activation efforts at the California City Facility. The letter agreement authorizes initial funding up to $10.0 million with maximum funding up to $31.2 million for a six-month period while we work to negotiate and execute a long-term contract. Because we are operating the facility rather than leasing it, we currently expect that the California City Facility will transition from our Properties segment to our Safety segment during the second quarter of 2025.

General and administrative expenses

For the three months ended March 31, 2025 and 2024, general and administrative expenses totaled $36.0 million and $36.5 million, respectively. General and administrative expenses consist primarily of corporate management salaries and benefits, professional fees, and other administrative expenses.

Depreciation and amortization

For the three months ended March 31, 2025 and 2024, depreciation and amortization expense totaled $30.5 million and $31.7 million, respectively. Depreciation and amortization expense decreased primarily as a result of certain assets, including certain information technology assets, becoming fully depreciated. In addition, we have begun to make more investments in "software as a service", or SaaS, technology, which reduces our need to install, maintain, and update certain software applications.

Interest expense, net and expenses associated with debt repayments and refinancing transactions

Interest expense is reported net of interest income and capitalized interest for the three months ended March 31, 2025 and 2024. Gross interest expense was $18.4 million and $22.1 million for the three months ended March 31, 2025 and 2024, respectively Gross interest expense was based on outstanding borrowings under our revolving credit facility, or Revolving Credit Facility, our outstanding term loan, or Term Loan, or collectively, our Bank Credit Facility, our outstanding senior unsecured notes, and our outstanding non-recourse mortgage note, as well as the amortization of loan costs and unused facility fees. Gross interest income was $3.2 million and $3.4 million for the three months ended March 31, 2025 and 2024, respectively. Gross interest income is earned on notes receivable, investments, cash and cash equivalents, and restricted cash. Interest income also includes interest income associated with the 20-year finance receivable associated with the Lansing Correctional Facility lease to the Kansas Department of Corrections, which commenced in January 2020, and amounted to $2.0 million and $2.1 million for the three months ended March 31, 2025 and 2024, respectively. Net interest expense during the first quarter of 2025 decreased when compared to the first quarter of 2024 primarily as a result of a decrease in our outstanding debt balances combined with a decrease in the interest rates associated with our variable rate debt, as further described hereinafter.

On March 12, 2024, we completed an underwritten registered public offering of $500.0 million aggregate principal amount of 8.25% senior unsecured notes due in April 2029, or the 8.25% Senior Notes. During March and April 2024, we used the net proceeds from the offering, along with cash on hand, to tender and redeem in full our remaining 8.25% senior unsecured notes due in April 2026, amounting to $593.1 million. During 2024, we recorded charges totaling $31.3 million associated with the cash tender offer and redemption of such senior unsecured notes, including $27.2 million during the first quarter of 2024.

Based on our total leverage ratio, during the first quarter of 2024, interest on loans under our Bank Credit Facility bore interest at a base rate plus a margin of 2.25% or at the Secured Overnight Financing Rate, or Term SOFR, plus a margin of 3.25%, and a commitment fee equal to 0.45% of the unfunded balance of the Revolving Credit Facility. Based on our total leverage ratio as of March 31, 2024, during the second quarter of 2024, the interest rate spread for base rate loans declined to 2.00%, the interest rate spread for Term SOFR loans was reduced to 3.00%, and the commitment fee decreased to 0.40%. Based on our total leverage ratio as of June 30, 2024 and each quarter since then, the interest rate spread for base rate loans further declined to 1.75%, the interest rate spread for Term SOFR loans was reduced to 2.75%, and the commitment fee decreased to 0.35%.

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

Income tax benefit (expense)

We recorded an income tax expense of $7.0 million for the three months ended March 31, 2025 and an income tax benefit of $0.5 million for the three months ended March 31, 2024. The income tax expense related to operations for the three months ended March 31, 2025 and 2024 was net of an income tax benefit associated with stock-based compensation vesting. The income tax benefit related to operations for the three months ended March 31, 2024 included an income tax benefit of $8.4 million for expenses associated with debt repayments and refinancing transactions, net of the gain on sale of real estate assets, both as previously described herein.

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

Upon achieving targeted debt reduction levels, we began allocating a substantial portion of our free cash flow to returning capital to our shareholders through share repurchases. During 2022, the BOD approved a share repurchase program to purchase up to $225.0 million of our common stock. On May 16, 2024, the BOD authorized an increase to the share repurchase program under which we may purchase up to an additional $125.0 million in shares of our outstanding common stock, increasing the total aggregate authorization to up to $350.0 million. Repurchases of our outstanding common stock are made in accordance with applicable securities laws and may be made at our discretion based on parameters set by our BOD from time to time in the open market, through privately negotiated transactions, or otherwise. The share repurchase program has no time limit and does not obligate us to purchase any particular amount of our common stock. The authorization for the share repurchase program may be terminated, suspended, increased or decreased by the BOD in its discretion at any time. Through December 31, 2024, we completed the repurchase of 14.5 million shares of our common stock at a total cost of $181.1 million, excluding costs associated with the share repurchase program, or $12.47 per share, using cash on hand and cash provided by operations. During the first quarter of 2025, we completed the repurchase of an additional 1.9 million shares of our common stock at a total cost of $37.9 million, excluding costs associated with the share repurchase program, or $19.56 per share. As of March 31, 2025, we had repurchased a total of 16.5 million common shares at an aggregate cost of $219.0 million, or $13.30 per share, using cash on hand and cash provided by operations, and had $131.0 million of repurchase authorization available under the share repurchase program.

We may also pursue attractive growth opportunities, including new development opportunities in our Properties segment, to meet the need to modernize outdated correctional infrastructure across the country, and explore potential opportunities to expand the scope of non-residential correctional alternatives we provide in our Community segment. We may also consider other opportunities for growth, including, but not limited to, potential acquisitions of correctional and detention facilities and businesses within our lines of business and those that provide complementary services, provided we believe such opportunities will broaden our market share, diversify our cash flows, and/or increase the services we can provide to our customers, or when we believe the potential long-term returns justify the capital deployment. Further, we have internally approved $65.0 million to $70.0 million of capital expenditures representing an investment above and beyond our annual capital budget associated with previously idled facilities we are activating and for additional potential idle facility activations, in order to prepare these facilities to quickly accept residential populations if opportunities arise, as well as to provide increased transportation services. We could decide to incur additional capital expenditures in anticipation of additional activations if we have better visibility on specific needs and if the lead time to complete the capital expenditures exceeds the period needed to hire, train, and prepare a facility to accept residential populations.

With the extensively aged criminal justice infrastructure in the U.S. today, we believe we can bring real estate and financing solutions to government agencies as we did in connection with the construction of the Lansing Correctional Facility that commenced operations in January 2020. We financed the construction of the Lansing Correctional Facility 100% with project specific financing, requiring no equity commitment from us. We believe we can also provide other real estate solutions to government agencies faced with extensively aged criminal justice infrastructure, including "turn-key" solutions similar to those we are providing to the states of Wyoming and Montana, as well as Hinds County, Mississippi and Harris County, Texas, pursuant to contracts that commenced during the last eighteen months at our Tallahatchie and Saguaro facilities, as previously described herein, as well as real estate only solutions to government agencies that need correctional capacity where they prefer to operate the facility, similar to the lease of our Allen Gamble Correctional Center in Oklahoma to the Oklahoma Department of Corrections signed in 2023. Most real estate only solutions would not require material capital expenditures if we have existing capacity. However, in the future we could incur capital expenditures to provide replacement capacity for government agencies that have extensively aged criminal justice infrastructure and are in need of new capacity.

Debt

As of March 31, 2025, we had $238.5 million principal amount of unsecured notes outstanding with a fixed interest rate of 4.75% and $500.0 million principal amount outstanding of the 8.25% Senior Notes, or collectively, the Senior Notes. In addition, we had $138.8 million outstanding under the Kansas Notes with a fixed stated interest rate of 4.43%, and $117.2 million outstanding under our Term Loan with a variable interest rate of 7.2%. We had $18.6 million of letters of credit outstanding under our Revolving Credit Facility at March 31, 2025. There was no amount outstanding under our Revolving Credit Facility as of March 31, 2025. As of March 31, 2025, our total weighted average effective interest rate was 7.3%, while our total weighted average maturity was 5.1 years. We have no debt maturities until 2027. In the future, we could elect to use our free cash flow to purchase outstanding senior unsecured notes in open market transactions, privately negotiated transactions or otherwise. We could also use our effective shelf registration statement to issue additional debt securities when we determine that market conditions and the opportunity to utilize the proceeds therefrom are favorable.

Operating Activities

Our net cash provided by operating activities for the three months ended March 31, 2025 was $44.5 million, compared with $70.4 million for the same period in the prior year. Cash provided by operating activities represents the year-to-date net income plus depreciation and amortization, changes in various components of working capital, and various non-cash charges. Cash provided by operating activities was unfavorably impacted by a decrease in facility net operating income of $8.8 million in the first quarter of 2025 compared to the same period in the prior year and by a decrease in working capital balances of $25.6 million.

Investing Activities

Our net cash flow used in investing activities was $25.0 million for the three months ended March 31, 2025 and was primarily attributable to capital expenditures for facility development and expansions of $1.1 million and $25.1 million for facility maintenance and information technology capital expenditures. Our net cash flow used in investing activities was $3.8 million for the three months ended March 31, 2024 and was primarily attributable to capital expenditures for facility development and expansions of $3.6 million and $8.5 million for facility maintenance and information technology capital expenditures, partially offset by $8.2 million in net proceeds from the sale of assets.

Financing Activities

Our net cash flow used in financing activities was $53.7 million for the three months ended March 31, 2025 and was attributable to $3.0 million of scheduled principal repayments under our Term Loan and our non-recourse mortgage note. Our net cash flow used in financing activities also included $50.6 million for the share repurchase program our BOD authorized during the second quarter of 2022, as well as the purchase and retirement of common stock to satisfy withholding taxes in connection with equity-based compensation. We also borrowed $10.0 million on our Revolving Credit Facility, and repaid such amount during the quarter.

Our net cash flow used in financing activities was $76.2 million for the three months ended March 31, 2024 and was primarily attributable to debt repayments related to the aforementioned tender and redemption of 8.25% unsecured senior notes due in April 2026, amounting to $494.3 million in the first quarter of 2024, and $29.9 million of payments of debt defeasance, issuance and other financing related costs. In addition, our net cash flow used in financing activities was attributable to $2.8 million of scheduled principal repayments under our Term Loan and our non-recourse mortgage note. Our net cash flow used in financing activities also included $49.0 million for the share repurchase program, as well as the purchase and retirement of common stock to satisfy withholding taxes in connection with equity-based compensation. Our net cash flow used in financing activities for the three months ended March 31, 2024 was partially offset by the aforementioned $500.0 million gross proceeds from the issuance of the 8.25% Senior Notes.

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

As of March 31, 2025, neither CoreCivic nor any of its subsidiary guarantors had any material or significant restrictions on CoreCivic's ability to obtain funds from its subsidiaries by dividend or loan or to transfer assets from such subsidiaries.

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

	March 31, 2025	December 31, 2024
Current assets	$404,733	$439,388
Real estate and related assets	2,247,355	2,253,129
Other assets	207,305	93,617
Total non-current assets	2,454,660	2,346,746
Current liabilities	250,091	271,220
Long-term debt, net	839,490	841,208
Other liabilities	290,681	179,670
Total long-term liabilities	1,130,171	1,020,878

	For the Three Months Ended March 31, 2025	For the Twelve Months Ended December 31, 2024
Revenue	$488,010	$1,958,953
Operating expenses	374,394	1,491,980
Other expenses	66,534	280,093
Total expenses	440,928	1,772,073
Income before income taxes	31,375	86,598
Net income	24,398	63,503

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

Our reconciliation of net income to FFO and Normalized FFO for the three months ended March 31, 2025 and 2024 is as follows (in thousands):

	For the Three Months Ended March 31,
FUNDS FROM OPERATIONS:	2025	2024
Net income	$25,113	$9,543
Depreciation and amortization of real estate assets	24,598	24,784
Gain on sale of real estate assets, net	—	(568)
Income tax expense for special items	—	178
Funds From Operations	49,711	33,937
Expenses associated with debt repayments and refinancing transactions	—	27,242
Income tax benefit for special items	—	(8,536)
Normalized Funds From Operations	$49,711	$52,643

Material Cash Requirements

The following schedule summarizes our contractual cash obligations by the indicated period as of March 31, 2025 (in thousands):

	Payments Due By Year Ended December 31,
	2025 (remainder)	2026	2027	2028	2029	Thereafter	Total
Long-term debt	$9,122	$15,701	$257,823	$97,995	$507,985	$105,803	$994,429
Interest on senior and mortgage notes	57,139	58,425	58,136	46,497	25,536	27,261	272,994
Contractual facility developments and other commitments	3,147	—	—	—	—	—	3,147
Dilley Facility	30,510	51,421	51,421	51,421	51,421	9,142	245,336
Leases	4,028	4,990	4,307	3,818	3,440	8,358	28,941
Total contractual cash obligations	$103,946	$130,537	$371,687	$199,731	$588,382	$150,564	$1,544,847

The cash obligations in the table above do not include future cash obligations for variable interest expense associated with our Term Loan or the balance outstanding on our Revolving Credit Facility, if any, as projections would be based on future outstanding balances as well as future variable interest rates, and we are unable to make reliable estimates of either. Certain of our other ongoing construction projects are not currently under contract and thus are not included as a contractual obligation above as we may generally suspend or terminate such projects without substantial penalty. With respect to the Dilley Facility, the cash obligations included in the table above reflect the full contractual obligations of the lease of the site, excluding contingent payments, even though the lease agreement provides us with the ability to terminate if ICE terminates the amended IGSA associated with the facility.

We had $18.6 million of letters of credit outstanding at March 31, 2025, primarily to support our requirement to repay fees and claims under our self-insured workers' compensation plan in the event we do not repay the fees and claims due in accordance with the terms of the plan, and for a debt service reserve requirement under terms of the Kansas Notes. The letters of credit are renewable annually. We did not have any draws under these outstanding letters of credit during the three months ended March 31, 2025 or 2024.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Our primary market risk exposure is to changes in U.S. interest rates. We are exposed to market risk related to our Bank Credit Facility because the interest rates on these loans are subject to fluctuations in the market. If the interest rate for our outstanding indebtedness under the Bank Credit Facility was 100 basis points higher or lower (but not less than 0%) during the three months ended March 31, 2025, our interest expense, net of amounts capitalized, would have been increased or decreased by $0.3 million.

As of March 31, 2025, we had $238.5 million of senior unsecured notes due 2027 with a fixed interest rate of 4.75% and $500.0 million of the 8.25% Senior Notes. We also had $138.8 million outstanding under the Kansas Notes with a fixed interest rate of 4.43%. Because the interest rates with respect to these instruments are fixed, a hypothetical 100 basis point increase or decrease in market interest rates would not have a material impact on our financial statements.

We may, from time to time, invest our cash in a variety of short-term financial instruments. These instruments generally consist of highly liquid investments with original maturities at the date of purchase of three months or less. While these investments are subject to interest rate risk and will decline in value if market interest rates increase, a hypothetical 100 basis point increase or decrease in market interest rates would not materially affect the value of these instruments. See the risk factor discussion captioned "Rising interest rates increase the cost of our variable rate debt" under Part I, Item 1A. Risk Factors of our 2024 Form 10-K for more discussion on interest rate risks that may affect our financial condition.

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

ITEM 1A. RISK FACTORS.

Item 1A. Risk Factors of Part I of our 2024 Form 10-K includes a detailed discussion of the risk factors that could materially affect our business, financial condition or future prospects. There have been no material changes in our risk factors previously disclosed in the 2024 Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 1, 2025 -January 31, 2025	515,206	$21.35	515,206	$157,898,844
February 1, 2025 - February 28, 2025	801,160	$18.72	801,160	$142,897,765
March 1, 2025 - March 31, 2025	619,916	$19.17	619,916	$131,015,654
Total	1,936,282	$19.56	1,936,282	$131,015,654

(1) During 2022, the BOD approved a share repurchase program to repurchase up to $225.0 million of the Company's common stock. On May 16, 2024, the BOD authorized an increase to the share repurchase program to which the Company may purchase up to an additional $125.0 million in shares of the Company's outstanding common stock, increasing the total aggregate authorization to up to $350.0 million. Repurchases of the Company's outstanding common stock will be made in accordance with applicable securities laws and may be made at the Company's discretion based on parameters set by the BOD from time to time in the open market, through privately negotiated transactions, or otherwise. The share repurchase program has no time limit and does not obligate the Company to purchase any particular amount of its common stock. The authorization for the share repurchase program may be terminated, suspended, increased or decreased by the BOD in its discretion at any time. As of March 31, 2025, the Company had repurchased a total of 16.5 million shares of the Company's common stock at an aggregate cost of approximately $219.0 million.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

None.

ITEM 5. OTHER INFORMATION.

None. Without limiting the generality of the foregoing, during the three months ended March 31, 2025, no director or officer (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) of the Company adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (in each case, as defined in Item 408 of Regulation S-K) for the purchase or sale of the Company’s securities.

ITEM 6. EXHIBITS.

Exhibit Number	Description of Exhibits

22.1*	List of Guarantor Subsidiaries.

31.1*	Certification of the Company's Chief Executive Officer pursuant to Securities and Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Company's Chief Financial Officer pursuant to Securities and Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of the Company's Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the Company's Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

104*	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, formatted in Inline XBRL (included in Exhibit 101).

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CORECIVIC, INC.

Date: May 8, 2025
/s/ Damon T. Hininger
Damon T. Hininger
Chief Executive Officer

/s/ David M. Garfinkle
David M. Garfinkle
Executive Vice President, Chief Financial Officer, and Principal Accounting Officer