Form 10-Q
period 2025-09-30
CoreCivic, Inc.
filed 2025-11-06
CIK 1070985

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: SEPTEMBER 30, 2025

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

Indicate the number of shares outstanding of each class of Common Stock as of October 31, 2025:

Shares of Common Stock, $0.01 par value per share: 104,584,655 shares outstanding.

CORECIVIC, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2025

PART I – FINANCIAL INFORMATION

ITEM 1. – FINANCIAL STATEMENTS.

CORECIVIC, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED AND AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

ASSETS	September 30, 2025	December 31, 2024
Cash and cash equivalents	$56,551	$107,487
Restricted cash	15,224	14,623
Accounts receivable, net of credit loss reserve of $4,358 and $4,471, respectively	351,396	288,738
Prepaid expenses and other current assets	43,249	38,970
Assets held for sale	5,173	—
Total current assets	471,593	449,818
Real estate and related assets:
Property and equipment, net of accumulated depreciation of $1,982,156 and $1,905,508, respectively	2,119,367	2,060,024
Other real estate assets	184,845	193,105
Goodwill	8,551	4,844
Other assets	325,775	224,100
Total assets	$3,110,131	$2,931,891
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable and accrued expenses	$319,598	$273,724
Current portion of long-term debt	14,792	12,073
Total current liabilities	334,390	285,797
Long-term debt, net	1,028,319	973,073
Deferred revenue	10,148	12,399
Non-current deferred tax liabilities	93,395	89,207
Other liabilities	173,407	78,064
Total liabilities	1,639,659	1,438,540
Commitments and contingencies
Preferred stock – $0.01 par value; 50,000 shares authorized; none issued and outstanding at September 30, 2025 and December 31, 2024	—	—
Common stock – $0.01 par value; 300,000 shares authorized; 105,383 and 109,861 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	1,054	1,099
Additional paid-in capital	1,619,432	1,732,231
Accumulated deficit	(150,014)	(239,979)
Total stockholders' equity	1,470,472	1,493,351
Total liabilities and stockholders' equity	$3,110,131	$2,931,891

The accompanying notes are an integral part of these consolidated financial statements.

CORECIVIC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED AND AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
REVENUE	$580,437	$491,558	$1,607,229	$1,482,353
EXPENSES:
Operating	449,556	370,818	1,222,635	1,124,656
General and administrative	45,288	41,162	125,186	111,537
Depreciation and amortization	33,388	32,240	95,014	96,115
Asset impairments	1,482	3,108	1,482	3,108
	529,714	447,328	1,444,317	1,335,416
OTHER INCOME (EXPENSE):
Interest expense, net	(16,628)	(15,998)	(44,398)	(51,721)
Expenses associated with debt repayments and refinancing transactions	—	—	—	(31,316)
Gain on sale of real estate assets, net	2,461	1,181	2,461	1,749
Other income (expense)	4	767	(66)	1,153
INCOME BEFORE INCOME TAXES	36,560	30,180	120,909	66,802
Income tax expense	(10,251)	(9,084)	(30,944)	(17,209)
NET INCOME	$26,309	$21,096	$89,965	$49,593
BASIC EARNINGS PER SHARE	$0.25	$0.19	$0.83	$0.45
DILUTED EARNINGS PER SHARE	$0.24	$0.19	$0.83	$0.44

The accompanying notes are an integral part of these consolidated financial statements.

CORECIVIC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED AND AMOUNTS IN THOUSANDS)

	For the Nine Months Ended September 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$89,965	$49,593
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	95,014	96,115
Asset impairments	1,482	3,108
Amortization of debt issuance costs and other non-cash interest	2,635	2,777
Expenses associated with acquisitions	2,319	—
Expenses associated with debt repayments and refinancing transactions	—	31,316
Gain on sale of real estate assets, net	(2,461)	(1,749)
Deferred income taxes	4,188	(6,019)
Non-cash revenue and other income	(290)	(7,504)
Non-cash equity compensation	21,029	18,720
Other expenses and non-cash items	8,700	1,197
Changes in assets and liabilities, net:
Accounts receivable, prepaid expenses and other assets	(55,063)	39,092
Accounts payable, accrued expenses and other liabilities	27,453	3,234
Net cash provided by operating activities	194,971	229,880
CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for facility development and expansions	(6,257)	(7,338)
Expenditures for other capital improvements	(92,850)	(41,634)
Acquisitions, net of cash acquired	(73,365)	—
Net proceeds from sale of assets	3,728	11,901
Other investing activities	1,980	2,274
Net cash used in investing activities	(166,764)	(34,797)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of debt and borrowings from credit facility	175,000	547,000
Scheduled principal repayments	(9,016)	(8,662)
Principal repayments of credit facility	(110,000)	(47,000)
Other repayments of debt	—	(593,113)
Payment of debt defeasance, issuance and other refinancing and related costs	(106)	(34,944)
Payment of lease obligations for financing leases	(470)	(459)
Dividends paid on restricted stock units	(45)	(136)
Purchase and retirement of common stock	(133,905)	(69,161)
Net cash used in financing activities	(78,542)	(206,475)
NET DECREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(50,335)	(11,392)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of period	122,110	128,956
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of period	$71,775	$117,564
NON-CASH INVESTING AND FINANCING ACTIVITIES
Net establishment (lease modification) of right of use assets and lease liabilities	$116,985	$(56,804)
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$39,888	$42,958
Income taxes paid	$27,976	$26,836

The accompanying notes are an integral part of these consolidated financial statements.

CORECIVIC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

FOR THE QUARTERLY PERIODS DURING 2025

(UNAUDITED AND AMOUNTS IN THOUSANDS)

	Stockholders' Equity
			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Par Value	Capital	Deficit	Equity
Balance as of December 31, 2024	109,861	$1,099	$1,732,231	$(239,979)	$1,493,351
Net income	—	—	—	25,113	25,113
Retirement of common stock	(2,587)	(26)	(49,729)	—	(49,755)
Restricted stock compensation, net of forfeitures	—	—	6,537	—	6,537
Restricted stock grants	2,044	20	(20)	—	—
Balance as of March 31, 2025	109,318	$1,093	$1,689,019	$(214,866)	$1,475,246
Net income	—	—	—	38,543	38,543
Retirement of common stock	(2,014)	(20)	(43,662)	—	(43,682)
Restricted stock compensation, net of forfeitures	—	—	7,425	—	7,425
Restricted stock grants	7	—	—	—	—
Balance as of June 30, 2025	107,311	$1,073	$1,652,782	$(176,323)	$1,477,532
Net income	—	—	—	26,309	26,309
Retirement of common stock	(1,928)	(19)	(40,417)	—	(40,436)
Restricted stock compensation, net of forfeitures	—	—	7,067	—	7,067
Balance as of September 30, 2025	105,383	$1,054	$1,619,432	$(150,014)	$1,470,472

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

CORECIVIC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SEPTEMBER 30, 2025

1.
ORGANIZATION AND OPERATIONS

CoreCivic, Inc. (together with its subsidiaries, the "Company" or "CoreCivic") is the nation's largest owner of partnership correctional, detention, and residential reentry facilities and one of the largest operators of such facilities in the United States ("U.S."). Through three segments, CoreCivic Safety, CoreCivic Community, and CoreCivic Properties, the Company provides a broad range of solutions to government partners that serve the public good through corrections and detention management, a network of residential reentry centers to help address America's recidivism crisis, and government real estate solutions. As of September 30, 2025, through its CoreCivic Safety segment, the Company operated 45 correctional and detention facilities, 41 of which the Company owned or controlled via a long-term lease, with a total design capacity of approximately 68,000 beds. Through its CoreCivic Community segment, the Company operated 20 residential reentry centers, which it owned or controlled via a long-term lease, with a total design capacity of approximately 4,000 beds. In addition, through its CoreCivic Properties segment, the Company owned 5 properties, with a total design capacity of approximately 8,000 beds.

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

In September 2025, the FASB issued ASU No. 2025-06, "Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software" ("ASU 2025-06") that clarifies and modernizes the accounting and disclosure requirements for costs related to internal-use software outlined in Accounting Standards Codification ("ASC") 350-40, "Intangibles – Goodwill and Other – Internal-Use Software". Among other amendments, ASU 2025-06 removes all references to project stages throughout ASC 350-40 and clarifies the threshold entities apply to begin capitalizing costs. ASU 2025-06 is effective for all entities for fiscal years beginning after December 15, 2027 and may be applied using a prospective, retrospective or modified transition approach. The Company is currently evaluating the impact of early adopting ASU 2025-06, including any additional required disclosures.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants and the SEC applicable to financial statements beginning January 1, 2025 or later did not, or are not expected to, have a material effect on the Company's financial statements.

Restricted Cash

Restricted cash at September 30, 2025 and December 31, 2024 included deposit accounts that are restricted in use totaling $15.2 million and $14.6 million, respectively, and related primarily to the Lansing Correctional Facility to ensure the timely payment of certain operating expenses, capital expenditures and debt service, as further discussed in Note 5. The restricted cash accounts are required under the terms of the indebtedness securing such property. Restricted cash also includes inmate trust funds used for commissary transactions pursuant to customer contracts. The following table provides a reconciliation of cash, cash equivalents and restricted cash reported on the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows.

	September 30, 2025	December 31, 2024
Cash and cash equivalents	$56,551	$107,487
Restricted cash	15,224	14,623
Total cash, cash equivalents and restricted cash shown in the consolidated statement of cash flows	$71,775	$122,110

Fair Value of Financial Instruments

To meet the reporting requirements of ASC 825, "Financial Instruments", regarding fair value of financial instruments, CoreCivic calculates the estimated fair value of financial instruments using market interest rates, quoted market prices of similar instruments, or discounted cash flow techniques with observable Level 1 inputs for publicly traded debt and Level 2 inputs for all other financial instruments, as defined in ASC 820, "Fair Value Measurement". At September 30, 2025 and December 31, 2024, there were no material differences between the carrying amounts and the estimated fair values of CoreCivic's financial instruments, other than as follows (in thousands):

	September 30, 2025		December 31, 2024
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Debt	$(1,053,364)	$(1,068,759)	$(997,380)	$(1,005,425)

3.
REAL ESTATE AND OTHER TRANSACTIONS

Assets Held For Sale and Dispositions

On September 30, 2025, CoreCivic completed the sale of an idled 60-bed facility in Colorado that was reported in its CoreCivic Community segment. The sale generated net sales proceeds of $3.7 million, resulting in a net gain on sale of real estate assets of $2.5 million reported in other income in the consolidated statement of operations for the third quarter of 2025.

During the three months ended September 30, 2025, the Company and Boulder County, Colorado entered into a short-term extension through January 2026 of the contract at the Company's Longmont Community Treatment Center in Longmont, Colorado, a facility in the Company's Community segment. Upon expiration of the contract, Boulder County intends to transfer the residential population to a new sentencing facility it is constructing. The Company has engaged a broker and is committed to a process to sell the Longmont facility resulting in the need to test the facility for impairment. The Longmont Facility was classified as held for sale as of September 30, 2025. As a result, an impairment charge of $1.5 million was recognized during the third quarter of 2025 to reduce the net book value of the facility to its estimated fair value, less cost to sell.

On May 3, 2024, CoreCivic entered into a purchase and sale agreement for the sale of an idled non-core facility in Live Oak, California, which had a carrying value of $2.7 million as of September 30, 2025. The property is reported in CoreCivic's Safety segment and was classified as held for sale as of September 30, 2025. The sale, which has been extended several times, was scheduled to close in the fourth quarter of 2025. However, the parties continue to negotiate an additional extension.

During the full year 2024, CoreCivic completed the sales of two facilities reported in CoreCivic's Community segment and two vacant parcels of land. The sales of these four assets generated aggregate net sales proceeds of $13.3 million, resulting in an aggregate net gain on sale of $3.3 million after transaction costs.

Idle Facilities

As of September 30, 2025, CoreCivic had five idle correctional facilities that are operated with a core staffing complement to remain currently available and that are being actively marketed as solutions to meet the correctional or detention needs of potential customers. The following table summarizes each of the idled facilities, their respective design capacities, and net carrying values, excluding equipment and other assets that could generally be transferred and used at other facilities CoreCivic owns without significant cost (dollars in thousands):

		Net Carrying Values
	Design	September 30,	December 31,
Facility	Capacity	2025	2024
Prairie Correctional Facility	1,600	$19,250	$12,390
Huerfano County Correctional Center	752	13,692	13,625
Marion Adjustment Center	826	9,492	9,811
Kit Carson Correctional Center	1,488	46,939	46,279
North Fork Correctional Facility	2,400	58,089	57,444
	7,066	$147,462	$139,549

As of September 30, 2025, CoreCivic also had one idled non-core facility in its Safety segment containing 240 beds with a net book value of $2.7 million, which is classified as held for sale, as previously described herein. CoreCivic incurred operating expenses at these six idled facilities of approximately $2.3 million and $2.1 million during the period they were idle during the three months ended September 30, 2025 and 2024, respectively, and $6.8 million and $6.1 million during the period they were idle during the nine months ended September 30, 2025 and 2024, respectively.

Effective March 7, 2025, CoreCivic entered into a letter agreement with U.S. Immigration and Customs Enforcement ("ICE") to begin activation efforts at the Company's 1,033-bed Midwest Regional Reception Center in Leavenworth, Kansas. The letter agreement authorized initial funding up to $5.0 million with maximum funding up to $22.6 million for a six-month period while the parties worked to negotiate and execute a longer-term contract. On September 29, 2025, CoreCivic announced that it entered into a new contract with ICE effective September 7, 2025. The City of Leavenworth has filed a lawsuit alleging that a Special Use Permit ("SUP") is required to activate the facility, which has resulted in a delay in the intake process. The new agreement, which expires September 6, 2027, provides for a fixed monthly payment plus an incremental per diem payment based on detainee populations, both of which commence once the temporary injunction currently prohibiting the intake of detainees is no longer enforceable. See Note 8 for further discussion of the lawsuit.

Effective April 1, 2025, CoreCivic entered into a letter agreement with ICE to begin activation efforts at the Company's 2,560-bed California City Immigration Processing Center. The letter agreement authorized initial funding up to $10.0 million with maximum funding up to $31.2 million for a six-month period while the parties worked to negotiate and execute a longer-term contract. CoreCivic began receiving detainees at the facility during August 2025, under terms of the letter agreement. On September 29, 2025, CoreCivic announced that it entered into a new two-year contract with ICE effective September 1, 2025. CoreCivic currently expects to reach stabilized occupancy in the first quarter of 2026. A non-governmental organization and a detainee have filed a lawsuit alleging that a business license must be obtained to operate the California City Immigration Processing Center and seeks injunctive relief that would include operational interruption at the facility. See Note 8 for further discussion of the lawsuit.

On August 14, 2025, the Company announced that it had been awarded a new contract through an intergovernmental service agreement ("IGSA") between Mason, Tennessee and ICE to resume operations at the Company's previously idled 600-bed West Tennessee Detention Facility in Mason, Tennessee. The West Tennessee facility had been idle since September 2021. The IGSA expires in August 2030 and may be further extended through bilateral modification. CoreCivic began receiving detainees at this facility during September 2025, and currently expects to reach stabilized occupancy in the first quarter of 2026.

On October 1, 2025, the Company announced that it had been awarded a new contract through an IGSA between the Oklahoma Department of Corrections and ICE to resume operations at the Company's previously idled 2,160-bed Diamondback Correctional Facility in Watonga, Oklahoma. The Diamondback facility had been idle since 2010. The new contract commenced on September 30, 2025, expires in August 2030, and may be further extended through bilateral modification. CoreCivic expects to begin receiving detainees in the first quarter of 2026, with stabilized occupancy estimated to be reached in the second quarter of 2026.

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

During the three months ended September 30, 2025, the Company and Boulder County, Colorado entered into a short-term extension through January 2026 of the contract at the Company's Longmont Community Treatment Center. Upon expiration of the contract, Boulder County intends to transfer the residential population to a new sentencing facility it is constructing. The Company has engaged a broker and is committed to a process to sell the Longmont facility resulting in the need to test the facility for impairment. As a result, the Company tested the facility for impairment, and reported an impairment charge of $1.5 million during the third quarter of 2025. As of December 31, 2024, the Company estimated undiscounted cash flows for each facility with an impairment indicator and concluded no impairments had occurred. The Company's estimated undiscounted cash flows reflected the Company’s most recent expectations around potential utilization and/or sale of the facilities and projected cash flows based on historical cash flows, cash flows of comparable facilities, and recent contract negotiations for utilization, as applicable.

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

4.
BUSINESS COMBINATIONS

On July 1, 2025, the acquisition date, CoreCivic acquired the Farmville Detention Center, a 736-bed facility located in Farmville, Virginia. The Farmville Detention Center provides transportation, care, and civil detention services to adult male non-citizens through an IGSA with ICE, which expires in March 2029. The acquisition of the Farmville Detention Center was consummated through the acquisition of 100% of the membership interests in entities that owned and operated the facility. The aggregate purchase price was $71.4 million, including the acquisition of working capital accounts, but excluding $2.0 million of transaction-related expenses. The transaction-related expenses for this business combination were recognized as incurred and are reported in general and administrative expenses in the consolidated statements of operations. The acquisition was funded using cash on hand and borrowings under the Company's Revolving Credit Facility.

In allocating the purchase price for the transaction, CoreCivic recorded at fair value as of the acquisition date the following (in thousands):

Real property (land, buildings and improvements)	$54,745
Personal property	1,255
Working capital, net	10,033
Other liabilities assumed	(660)
Contract-related intangible asset	2,300
Goodwill	3,707
Total consideration	$71,380

The initial accounting for the Farmville acquisition is provisional and subject to adjustment as additional information becomes available and further analyses are completed, including final settlement of working capital accounts. CoreCivic acquired land, buildings and improvements of the Farmville Detention Center. The Company determined the fair value of the real property using a combination of cost and market approaches. In determining the fair value using the cost approach, we estimated the reproduction cost by applying inflation trending indices to the historical capitalized costs. In applying the market approach, we relied on comparable market sales information. The working capital amounts acquired consisted primarily of accounts receivable of $11.2 million, and other insignificant balances including customary prepaid expenses, trade accounts payable and other accrued expenses.

The contract-related intangible asset was valued based on the present value of the incremental after-tax cash flows attributable to the contract which has a term that expires in March 2029, or 3.75 years estimated useful life. The fair value for the contract-related intangible asset is based on a valuation method prepared using Level 3 inputs and assumptions in accordance with ASC 820.

Several factors gave rise to the goodwill recorded in the acquisition of the Farmville Detention Center, such as the expected benefit from acquiring a business with an assembled workforce, which expands the detention solutions the Company provides. The results of operations for this business combination have been included in the Company's consolidated financial statements from the date of the acquisition and are reported in the CoreCivic Safety segment.

5.
DEBT

Debt outstanding as of September 30, 2025 and December 31, 2024 consisted of the following (in thousands):

	September 30,	December 31,
	2025	2024
Revolving Credit Facility maturing October 2028. Interest payable periodically at variable interest rates. The rate at September 30, 2025 was 7.0%.	$65,000	$—
Term Loan maturing October 2028. Interest payable periodically at variable interest rates. The rate at September 30, 2025 and December 31, 2024 was 7.0% and 7.2%, respectively. Unamortized debt issuance costs amounted to $0.9 million and $1.1 million at September 30, 2025 and December 31, 2024, respectively.	114,062	118,750
4.75% Senior Notes maturing October 2027. Unamortized debt issuance costs amounted to $0.8 million and $1.1 million at September 30, 2025 and December 31, 2024, respectively.	238,468	238,468
8.25% Senior Notes maturing April 2029. Unamortized debt issuance costs amounted to $6.1 million and $7.5 million at September 30, 2025 and December 31, 2024, respectively.	500,000	500,000
4.43% Lansing Correctional Facility Non-Recourse Mortgage Note maturing January 2040. Unamortized debt issuance costs amounted to $2.4 million and $2.5 million at September 30, 2025 and December 31, 2024, respectively.	135,834	140,162
Total debt	1,053,364	997,380
Unamortized debt issuance costs	(10,253)	(12,234)
Current portion of long-term debt	(14,792)	(12,073)
Long-term debt, net	$1,028,319	$973,073

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

Based on the Company's total leverage ratio, as of September 30, 2025, interest on loans under the Bank Credit Facility was at a base rate plus a margin of 1.75% or at the Term SOFR plus a margin of 2.75%, and a commitment fee equal to 0.35% of the unfunded balance of the Revolving Credit Facility. The Revolving Credit Facility also has a $100.0 million sublimit for the issuance of standby letters of credit. As of September 30, 2025, CoreCivic had $65.0 million of borrowings outstanding under the Revolving Credit Facility. As of September 30, 2025, CoreCivic had $18.6 million in letters of credit outstanding resulting in $191.4 million available under the Revolving Credit Facility. The Term Loan, which had an outstanding principal balance of $114.1 million as of September 30, 2025, requires scheduled quarterly principal payments through October 2028, and is pre-payable without penalty.

The Bank Credit Facility requires CoreCivic to meet certain financial covenants, including, without limitation, a total leverage ratio of not more than 4.50 to 1.00, a secured leverage ratio of not more than 2.50 to 1.00, and a fixed charge coverage ratio of not less than 1.75 to 1.00. As of September 30, 2025, CoreCivic was in compliance with all such covenants. The Bank Credit Facility is secured by a pledge of all of the capital stock (or other ownership interests) of CoreCivic's domestic restricted subsidiaries, 65% of the capital stock (or other ownership interests) of CoreCivic's "first-tier" foreign subsidiaries, all of the accounts receivable of the Company and its domestic restricted subsidiaries, and substantially all of the deposit accounts of the Company and its domestic restricted subsidiaries. In the event that (a) the consolidated total leverage equals or exceeds 4.25 to 1.00 or (b) the Company incurs certain debt above a specified threshold, each known as a "springing lien" event, certain intangible assets and unencumbered real estate assets that meet a 50% loan-to-value requirement are required to be added as collateral. In addition, the Bank Credit Facility contains certain covenants that, among other things, limit the incurrence of additional indebtedness, payment of dividends and other customary restricted payments, permitted investments, transactions with affiliates, asset sales, mergers and consolidations, liquidations, prepayments and modifications of other indebtedness, liens and other encumbrances and other matters customarily restricted in such agreements, and in each case subject to customary carveouts. The Bank Credit Facility is subject to cross-default provisions with respect to the terms of certain of CoreCivic's other material indebtedness and is subject to acceleration upon the occurrence of a change of control.

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

Lansing Correctional Facility Non-Recourse Mortgage Note. On April 20, 2018, CoreCivic of Kansas, LLC (the "Issuer"), a wholly-owned unrestricted subsidiary of the Company, priced $159.5 million in aggregate principal amount of non-recourse senior secured notes of the Issuer (the "Kansas Notes"), in a private placement pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended. The Kansas Notes have a yield to maturity of 4.43% and are scheduled to mature in January 2040, 20 years following completion of the project, which occurred in January 2020. Principal and interest on the Kansas Notes are payable in quarterly payments, which began in July 2020 and continue until maturity. CoreCivic may redeem all or part of the Kansas Notes at any time upon written notice of not less than 30 days and not more than 60 days prior to the date fixed for such prepayment, with a "make-whole" amount, together with interest on the Kansas Notes accrued to, but not including, the redemption date. Because the Issuer has been designated as an unrestricted subsidiary of the Company under terms of the Bank Credit Facility, the issuance and service of the Kansas Notes, and the revenues and expenses associated with the facility lease, do not impact the financial covenants associated with the Bank Credit Facility. As of September 30, 2025, the outstanding balance of the Kansas Notes was $135.8 million.

Debt Maturities. Scheduled principal payments as of September 30, 2025 for the remainder of 2025, the next five years, and thereafter were as follows (in thousands):

2025 (remainder)	$3,057
2026	15,701
2027	257,823
2028	162,995
2029	507,985
2030	8,073
Thereafter	97,730
Total debt	$1,053,364

6.
STOCKHOLDERS' EQUITY

Share Repurchase Program

On May 12, 2022, the Board of Directors ("BOD") approved a share repurchase program to repurchase up to $150.0 million of the Company's common stock. On August 2, 2022, the BOD increased the authorization to repurchase under the share repurchase program by up to an additional $75.0 million of the Company's common stock, or a total aggregate authorized amount to repurchase up to $225.0 million of the Company's common stock. On May 16, 2024, the BOD authorized an additional increase to the share repurchase program by which the Company may purchase up to an additional $125.0 million in shares of the Company's outstanding common stock, which increased the total aggregate authorization to up to $350.0 million. On May 15, 2025, the BOD authorized an additional increase to the share repurchase program by which the Company may purchase up to an additional $150.0 million in shares of the Company's outstanding common stock, increasing the total aggregate authorization to up to $500.0 million. Repurchases of the Company's outstanding common stock will be made in accordance with applicable securities laws and may be made at the Company's discretion based on parameters set by the BOD from time to time in the open market, through privately negotiated transactions, or otherwise. The share repurchase program has no time limit and does not obligate the Company to purchase any particular amount of its common stock. The authorization for the share repurchase program may be terminated, suspended, increased or decreased by the BOD in its discretion at any time. During the nine months ended September 30, 2025, the Company repurchased 5.9 million shares of its common stock at a total cost of $121.0 million, or $20.60 per share, excluding costs associated with the share repurchase program, including 1.9 million shares at an aggregate cost of $40.0 million during the third quarter of 2025. As of September 30, 2025, the Company had repurchased a total of 20.4 million common shares at an aggregate cost of approximately $302.1 million, or $14.81 per share, and had approximately $197.9 million of repurchase authorization available under the share repurchase program.

Restricted Stock Units

During the nine months ended September 30, 2025, CoreCivic issued approximately 1.2 million restricted common stock units ("RSUs") to certain of its employees and non-employee directors, with an aggregate value of $23.9 million, including 1.1 million RSUs to employees and non-employee directors whose compensation is charged to general and administrative expense and 0.1 million RSUs to employees whose compensation is charged to operating expense. During the full year 2024, CoreCivic issued approximately 1.6 million RSUs to certain of its employees and non-employee directors, with an aggregate value of $23.5 million, including 1.5 million RSUs to employees and non-employee directors whose compensation is charged to general and administrative expense and 0.1 million RSUs to employees whose compensation is charged to operating expense.

CoreCivic has established performance-based vesting conditions on a portion of the RSUs awarded to its officers and executive officers that, unless earlier vested under the terms of the agreements, are subject to vesting over a three-year period based upon the satisfaction of certain annual performance criteria. The RSUs awarded to officers and executive officers in 2023, 2024 and 2025 consist of a combination of awards with performance-based conditions and time-based conditions. Unless earlier vested under the terms of the RSU agreements, the RSUs with time-based vesting conditions vest in equal amounts over three years on the later of (i) the anniversary date of the grant or (ii) the delivery of the audited financial statements by the Company's independent registered public accountant for the applicable fiscal year. The RSUs with performance-based vesting conditions are divided into one-third increments, each of which is subject to vesting based upon satisfaction of certain annual performance criteria established at the beginning of the fiscal years ending December 31, 2023, 2024, and 2025 for the 2023 awards, December 31, 2024, 2025, and 2026 for the 2024 awards, and December 31, 2025, 2026, and 2027 for the 2025 awards, and which can be increased up to 150% or decreased to 0% based on performance relative to the annual performance criteria, and further increased or decreased using a modifier of 80% to 120% based on CoreCivic's total shareholder return relative to a peer group. Because the performance criteria for the fiscal years ending December 31, 2026 and 2027 have not yet been established, the values of the third RSU increment of the 2024 awards and of the second and third increments of the 2025 awards for financial reporting purposes will not be determined until such criteria are established. A portion of the RSU award granted to CoreCivic's Chief Executive Officer in 2024 contains a single performance-based vesting condition that results in full vesting on the later of (i) the second anniversary of the award or (ii) the delivery of the audited financial statements by the Company's independent registered public accountant for the fiscal year ending December 31, 2025, if the performance criteria is met for the year ending December 31, 2025, or no vesting if the performance criteria is not met for such year. Time-based RSUs issued to other employees, unless earlier vested under the terms of the agreements, generally vest in equal amounts over three years on the later of (i) the anniversary date of the grant or (ii) the delivery of the audited financial statements by the Company's independent registered public accountant for the applicable fiscal year. RSUs issued to non-employee directors generally vest one year from the date of award. As of September 30, 2025, approximately 2.6 million RSUs remained outstanding and subject to vesting.

During the three months ended September 30, 2025, CoreCivic expensed $7.1 million, net of forfeitures, relating to RSUs ($0.3 million of which was recorded in operating expenses and $6.8 million of which was recorded in general and administrative expenses). During the three months ended September 30, 2024, CoreCivic expensed $7.6 million, net of forfeitures, relating to RSUs ($0.3 million of which was recorded in operating expenses and $7.3 million of which was recorded in general and administrative expenses).

During the nine months ended September 30, 2025, CoreCivic expensed $21.0 million, net of forfeitures, relating to RSUs ($0.9 million of which was recorded in operating expenses and $20.1 million of which was recorded in general and administrative expenses). During the nine months ended September 30, 2024, CoreCivic expensed $18.7 million, net of forfeitures, relating to RSUs ($1.2 million of which was recorded in operating expenses and $17.5 million of which was recorded in general and administrative expenses).

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

A reconciliation of the numerator and denominator of the basic earnings per share computation to the numerator and denominator of the diluted earnings per share computation is as follows (in thousands, except per share data):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
NUMERATOR
Basic:
Net income	$26,309	$21,096	$89,965	$49,593
Diluted:
Net income	$26,309	$21,096	$89,965	$49,593
DENOMINATOR
Basic:
Weighted average common shares outstanding	106,853	110,271	108,313	111,174
Diluted:
Weighted average common shares outstanding	106,853	110,271	108,313	111,174
Effect of dilutive securities:
Restricted stock-based awards	668	700	726	820
Weighted average shares and assumed conversions	107,521	110,971	109,039	111,994
BASIC EARNINGS PER SHARE	$0.25	$0.19	$0.83	$0.45
DILUTED EARNINGS PER SHARE	$0.24	$0.19	$0.83	$0.44

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

City of Leavenworth. Effective March 7, 2025, CoreCivic entered into a letter agreement with ICE to begin activation efforts at the Company's 1,033-bed Midwest Regional Reception Center in Leavenworth, Kansas. On September 29, 2025, CoreCivic announced that it entered into a new two-year contract with ICE effective September 7, 2025. On March 31, 2025, the City of Leavenworth filed a lawsuit alleging that an SUP must be obtained to operate the facility. The City's initial lawsuit was dismissed in federal court. The City subsequently re-filed its lawsuit in state court, where the Court granted a temporary restraining order barring CoreCivic from housing detainees at the Midwest Regional Reception Center without first obtaining an SUP. CoreCivic plans to continue vigorously defending this matter on the basis that an SUP is not applicable under existing statute, and has filed an appeal in the state court of appeals. On August 8, 2025, the Company filed a lawsuit in federal court alleging that the City’s conduct constitutes ongoing violations of the United States Constitution and other federal rights. On September 23, 2025, the U.S. Department of Justice ("DOJ") filed a Statement of Interest in support of CoreCivic in that case arguing that the City's actions violate the Constitution's Supremacy Clause and urging the court to enjoin the City from further unlawful interference. The Company can provide no assurance that it will obtain a favorable ruling in these matters or predict when these matters will be resolved.

California City Immigration Processing Center Litigation. Effective April 1, 2025, CoreCivic entered into a letter agreement with ICE to begin activation efforts at the California City Immigration Processing Center in California City, California. In August 2025, the California City facility began receiving detainees. On September 29, 2025, CoreCivic announced that it entered into a new two-year contract with ICE effective September 1, 2025. On September 16, 2025, a non-governmental organization and a detainee filed a lawsuit alleging that a business license must be obtained to operate the facility and seeks injunctive relief that would include operational interruption at the facility. CoreCivic removed the case to federal court and plans to vigorously defend this matter on numerous grounds. The Company can provide no assurance that it will obtain a favorable ruling in this matter or predict when this matter will be resolved. If injunctive relief is granted as requested, the Court could require cessation of new intakes or closure of the facility until such time the Company meets any requirements established by the Court.

Inmate Litigation Matter. On April 24, 2025, a jury returned a verdict in favor of a plaintiff against CoreCivic in the amount of $27.8 million. The plaintiff was an inmate at the Crossroads Correctional Center in Shelby, Montana, in 2018 when he was assaulted by another inmate. The jury determined that the plaintiff proved that the Company violated his civil rights by not adequately protecting him from the inmate-on-inmate assault. The Company appealed this decision to the Ninth Circuit Court of Appeals, where the case is currently pending. The Company cannot reasonably predict the final outcome, nor can it estimate the amount of loss or range of loss that may result from the appeal. Regardless of the appeal process, this matter is substantially covered by insurance. As a result of existing insurance coverage and previous accruals, the matter is not expected to have a material impact on the Company's consolidated financial statements.

U.S. Department of Justice Investigation

In August 2024, the state of Tennessee was notified by letter that the DOJ was commencing an investigation under the Civil Rights of Institutionalized Persons Act of conditions in the Company-owned and operated Trousdale Turner Correctional Center, which the Company manages on behalf of the Tennessee Department of Corrections. The Company is cooperating with the investigation.

9.
INCOME TAXES

Income taxes are accounted for under the provisions of ASC 740, "Income Taxes". ASC 740 generally requires CoreCivic to record deferred income taxes for the tax effect of differences between book and tax bases of its assets and liabilities. Deferred income taxes reflect the available net operating losses and the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in the consolidated statement of operations in the period that includes the enactment date. The One Big Beautiful Bill Act ("OBBBA") was passed by the U.S. Congress in 2025 and signed into law by President Trump on July 4, 2025. The OBBBA includes a broad range of tax reform provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The Company adopted the tax provisions in the current period when the provisions were signed into law.

Realization of the future tax benefits related to deferred tax assets is dependent on many factors, including CoreCivic's past earnings history, expected future earnings, the character and jurisdiction of such earnings, unsettled circumstances that, if unfavorably resolved, would adversely affect utilization of its deferred tax assets, carryback and carryforward periods, and tax strategies that could potentially enhance the likelihood of realization of a deferred tax asset. CoreCivic recorded an income tax expense of $10.3 million and $9.1 million for the three months ended September 30, 2025 and 2024, respectively. CoreCivic recorded an income tax expense of $30.9 million and $17.2 million for the nine months ended September 30, 2025 and 2024, respectively. The Company’s net income tax rate in the nine months ended September 30, 2025 and 2024 varied from its statutory tax rate primarily due to a $2.5 million and $2.6 million tax benefit for stock-based compensation vesting recognized in the first nine months of 2025 and 2024, respectively.

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

CoreCivic had no liabilities recorded for uncertain tax positions as of September 30, 2025 and December 31, 2024. CoreCivic recognizes interest and penalties related to unrecognized tax positions in income tax expense. CoreCivic does not currently anticipate that the total amount of unrecognized tax positions will significantly change in the next twelve months.

10.
SEGMENT REPORTING

The President and Chief Operating Officer of the Company is identified as the Chief Operating Decision Maker ("CODM") as defined by ASU 2023-07, "Improvements to Reportable Segment Disclosures (Topic 280)". The CODM routinely reviews segment net operating income compared to budget and prior periods to assess performance and allocate resources within reportable segments. As of September 30, 2025, CoreCivic operated 45 correctional and detention facilities, 41 of which the Company owned or controlled via a long-term lease. In addition, CoreCivic operated 20 residential reentry centers, which it owned or controlled via a long-term lease, and owned 5 properties held for lease to government agencies. Management views CoreCivic's operating results in three operating segments, CoreCivic Safety, CoreCivic Community, and CoreCivic Properties, each of which is a reportable segment. CoreCivic Safety includes the operating results of those correctional and detention facilities placed into service that were owned or controlled via a long-term lease and managed by CoreCivic, as well as those correctional and detention facilities owned by a third party and managed by CoreCivic. CoreCivic Safety also includes the operating results of TransCor America, LLC, a subsidiary of the Company that provides transportation services to governmental agencies. CoreCivic Community includes the operating results of those residential reentry centers placed into service that were owned or controlled via a long-term lease and managed by CoreCivic. CoreCivic Community also includes the operating results of the Company's electronic monitoring and case management services. CoreCivic Properties includes the operating results of those properties held for lease to government agencies. The operating performance of the three segments can be measured based on their net operating income. CoreCivic defines facility net operating income as a facility's revenues less operating expenses.

The revenue and facility net operating income for each of the three segments and a reconciliation to CoreCivic's income before income taxes is as follows for the three and nine months ended September 30, 2025 and 2024 (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue:
Safety	$545,079	$459,270	$1,502,602	$1,372,389
Community	30,651	28,203	90,493	88,405
Properties	4,707	4,085	14,041	21,540
Total segment revenue	580,437	491,558	1,607,136	1,482,334
Operating expenses:(1)
Safety	422,631	343,423	1,143,267	1,041,642
Community	24,580	24,613	71,721	72,891
Properties	2,326	2,763	7,592	10,060
Total segment operating expenses	449,537	370,799	1,222,580	1,124,593
Facility net operating income:
Safety	122,448	115,847	359,335	330,747
Community	6,071	3,590	18,772	15,514
Properties	2,381	1,322	6,449	11,480
Total facility net operating income	130,900	120,759	384,556	357,741
Other revenue (expense):
Other revenue	—	—	93	19
Other operating expense	(19)	(19)	(55)	(63)
General and administrative	(45,288)	(41,162)	(125,186)	(111,537)
Depreciation and amortization	(33,388)	(32,240)	(95,014)	(96,115)
Asset impairments	(1,482)	(3,108)	(1,482)	(3,108)
Interest expense, net	(16,628)	(15,998)	(44,398)	(51,721)
Expenses associated with debt repayments and refinancing transactions	—	—	—	(31,316)
Gain on sale of real estate assets, net	2,461	1,181	2,461	1,749
Other income (expense)	4	767	(66)	1,153
Income before income taxes	$36,560	$30,180	$120,909	$66,802

(1) Salaries and benefits expense is the only significant reportable segment expense regularly reviewed by the CODM for both the Safety and Community segments and represents the majority of segment-level operating expenses given that substantial staff are required to operate the facilities and is the primary factor that drives operating expenses and profitability. Conversely, the Properties segment does not have a significant segment expense given the fact that those properties are operated by government agencies. The following table summarizes the significant segment expense, along with other segment operating expenses to reconcile to total segment operating expenses for both the Safety and Community segments, for the three and nine months ended September 30, 2025 and 2024 (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Safety:
Salaries and benefits	$264,319	$221,639	$711,322	$654,908
Other segment operating expenses (1)	158,312	121,784	431,945	386,734
Safety operating expenses	422,631	343,423	1,143,267	1,041,642
Community:
Salaries and benefits	13,900	13,265	40,112	40,135
Other segment operating expenses (1)	10,680	11,348	31,609	32,756
Community operating expenses	$24,580	$24,613	$71,721	$72,891

(1) Other segment operating expenses for each reportable segment include, but are not limited to, utilities, property taxes, repairs and maintenance, food, medical, vocational and educational programming, personal care and other resident supplies.

The following table summarizes capital expenditures including accrued amounts for the three and nine months ended September 30, 2025 and 2024 (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Capital expenditures:
Safety	$34,968	$13,619	$85,119	$35,099
Community	1,875	584	4,731	3,286
Properties	592	1,336	1,290	2,063
Corporate and other	231	2,278	5,917	6,714
Total capital expenditures	$37,666	$17,817	$97,057	$47,162

The total assets are as follows (in thousands):

	September 30, 2025	December 31, 2024
Assets:
Safety	$2,458,929	$2,147,369
Community	198,811	204,782
Properties	309,685	386,913
Corporate and other	142,706	192,827
Total assets	$3,110,131	$2,931,891

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
•
government budget uncertainty, the impact of the debt ceiling and government shutdowns (including, the timing of collection of federal governmental receivables while the current federal government shutdown continues) and changing budget priorities;
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

We are the nation's largest owner of partnership correctional, detention, and residential reentry facilities and one of the largest operators of such facilities in the United States. As of September 30, 2025, through our CoreCivic Safety segment, we operated 45 correctional and detention facilities, 41 of which we owned or controlled via a long-term lease, with a total design capacity of approximately 68,000 beds. Through our CoreCivic Community segment, we owned and operated 20 residential reentry centers, which we owned or controlled via a long-term lease, with a total design capacity of approximately 4,000 beds. In addition, through our CoreCivic Properties segment, we owned 5 properties, with a total design capacity of approximately 8,000 beds.

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

In addition, on January 20, 2025, President Trump reversed an executive order issued on January 26, 2021 by then-President Biden that had directed the Attorney General to not renew United States Department of Justice, or DOJ, contracts with privately operated criminal detention facilities. Two agencies of the DOJ, the United States Federal Bureau of Prisons, or BOP, and the United States Marshals Service, or USMS, utilize our services. The BOP houses inmates who have been convicted, and the USMS is generally responsible for detainees who are awaiting trial. This executive order only applied to agencies that are part of the DOJ, which includes the BOP and USMS. We currently have two detention facilities that have direct contracts with the USMS, our second largest customer. Because of the lack of alternative bed capacity, one of the contracts was renewed upon its expiration in September 2023 and now expires in September 2028. The second direct contract was renewed upon its expiration in October 2025 and now expires in September 2030. We currently do not operate any prison contracts for the BOP. ICE facilities were not covered by this executive order, as ICE is an agency of the DHS, not the DOJ. It is possible future administrations could issue executive orders restricting the use of private correctional and detention facilities by the federal government.

Further, on January 29, 2025, President Trump signed into law the Laken Riley Act, which had been passed by Congress with bipartisan support on January 22, 2025. The Laken Riley Act requires ICE to detain certain non-United States nationals who have been charged, arrested, or convicted of crimes including burglary, theft, assault of a law enforcement officer, as well as killing or injuring another person. We believe the Laken Riley Act has contributed to the increased demand for detention beds by ICE, as further described hereinafter.

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

Given the recent legislative and executive actions mentioned above, we believe the short-term growth opportunities of our business are particularly attractive as federal government agencies consider their emergent needs. ICE has begun to utilize additional bed capacity in our portfolio at facilities with existing contracts, we have signed new contracts to activate five previously idled facilities, and we have been in discussion with ICE to activate additional idle facilities. The number of people we care for under contracts with ICE has increased by approximately 3,700 individuals, or 36.9%, from the beginning of the year through September 30, 2025. As of September 30, 2025, we had five idle correctional facilities containing approximately 7,000 beds that are operated with a core staffing complement to remain currently available and that are being actively marketed as solutions to the correctional or detention needs of potential customers.

During the first quarter of 2025, we entered into contract modifications at our 2,016-bed Northeast Ohio Correctional Center in Youngstown, Ohio, our 1,072-bed Nevada Southern Detention Center in Pahrump, Nevada, and our 1,600-bed Cimarron Correctional Facility in Cushing, Oklahoma to collectively add capacity for up to 784 ICE detainees.

On March 5, 2025, we announced that we had agreed under an amendment to an intergovernmental service agreement, or IGSA, to resume operations and care for up to 2,400 individuals at the 2,400-bed Dilley Immigration Processing Center in Dilley, Texas, or the Dilley Facility. The amended IGSA expires in March 2030 and may be further extended through bilateral modification. We began receiving residents at this facility during April 2025. Activation of the Dilley Facility was completed in September 2025. Previously, after nearly ten years of operation, we received notification from ICE on June 10, 2024 of its intent to terminate funding of the IGSA for services at the Dilley Facility effective August 9, 2024. We did not operate the Dilley Facility from August 9, 2024 until the resumption of operations at the facility on March 5, 2025.

Effective March 7, 2025, we entered into a letter agreement with ICE to begin activation efforts at our 1,033-bed Midwest Regional Reception Center in Leavenworth, Kansas. The letter agreement authorized initial funding up to $5.0 million with maximum funding up to $22.6 million for a six-month period while we worked to negotiate and execute a longer-term contract. On September 29, 2025, we announced that we entered into a new contract with ICE effective September 7, 2025. The City of Leavenworth has filed a lawsuit alleging that a Special Use Permit, or SUP, is required to activate the facility, which has resulted in a delay in the intake process. The new agreement, which expires September 6, 2027, provides for a fixed monthly payment plus an incremental per diem payment based on detainee populations, both of which commence once the temporary injunction currently prohibiting the intake of detainees is no longer enforceable. See Note 8 in the Notes to the Consolidated Financial Statements for further discussion of the pending litigation.

On April 1, 2025, we entered into a letter agreement with ICE to begin activation efforts at our 2,560-bed California City Immigration Processing Center, or the California City Facility, formerly known as the California City Correctional Center. The letter agreement authorized initial funding up to $10.0 million with maximum funding up to $31.2 million for a six-month period while we worked to negotiate and execute a long-term contract. We began receiving ICE detainees at our California City Facility during August 2025, under terms of the letter agreement. On September 29, 2025, we announced that we entered into a new two-year contract with ICE effective September 1, 2025. As of September 30, 2025, we cared for approximately 500 individuals at the facility. We currently expect to reach stabilized occupancy in the first quarter of 2026. A non-governmental organization and a detainee have filed a lawsuit alleging that a business license must be obtained to operate the facility and seeks injunctive relief that would include operational interruption at the facility. The Company can provide no assurance that it will obtain a favorable ruling in this matter or predict when this matter will be resolved. See Note 8 in the Notes to the Consolidated Financial Statements for further discussion of the pending litigation.

On August 14, 2025, we announced that we had been awarded a new contract through an IGSA with ICE to resume operations at our previously idled 600-bed West Tennessee Detention Facility in Mason, Tennessee. The West Tennessee facility had been idle since September 2021. The IGSA expires in August 2030 and may be further extended through bilateral modification. We began receiving ICE detainees at the West Tennessee facility during September 2025 and we expect the facility to be fully activated by the end of the first quarter of 2026.

On October 1, 2025, we announced that we had been awarded a new contract through an IGSA between the Oklahoma Department of Corrections and ICE to resume operations at our previously idled 2,160-bed Diamondback Correctional Facility in Watonga, Oklahoma. The Diamondback facility had been idle since 2010. The new contract commenced on September 30, 2025, expires in August 2030, and may be further extended through bilateral modification. We expect to begin receiving detainees in the first quarter of 2026, with stabilized occupancy estimated to be reached in the second quarter of 2026.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The consolidated financial statements in this Quarterly Report are prepared in conformity with U.S. generally accepted accounting principles, or GAAP. As such, we are required to make certain estimates, judgments, and assumptions that we believe are reasonable based upon the information available which, by their nature, are subject to an inherent degree of uncertainty. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. There can be no assurance that actual results will not differ from our estimates. A summary of our significant accounting policies is described in our 2024 Form 10-K. The significant accounting policies and estimates which we believe are the most critical to aid in fully understanding and evaluating our reported financial results include those related to idle facilities and asset impairments, self-funded insurance reserves, and legal reserves. For a discussion of our critical accounting policies and estimates, please refer to Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Notes to Consolidated Financial Statements" presented in our 2024 Form 10-K. There were no newly identified critical accounting policies during the first nine months of 2025, nor were there any material changes to the critical accounting policies and estimates discussed in our 2024 Form 10-K.

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

	Effective	CoreCivic
	Date	Safety	Community	Properties	Total
Facilities as of December 31, 2023		43	23	6	72
Sale and subsequent expiration of the management contract at a residential reentry center in Colorado	July 2024	—	(1)	—	(1)
Sale of an idled residential reentry center in Oklahoma	July 2024	—	(1)	—	(1)
Termination of the contract and lease agreement at the Dilley Facility	August 2024	(1)	—	—	(1)
Facilities as of December 31, 2024		42	21	6	69
Resumption of operations at the Dilley Facility	March 2025	1	—	—	1
Transition of the California City Facility to the Safety segment upon activation of a contract with ICE	April 2025	1	—	(1)	—
Acquisition of the Farmville Detention Center in Farmville, Virginia	July 2025	1	—	—	1
Sale of an idled residential reentry center in Colorado	September 2025	—	(1)	—	(1)
Facilities as of September 30, 2025		45	20	5	70

Three and Nine Months Ended September 30, 2025 Compared to the Three and Nine Months Ended September 30, 2024

Net income was $26.3 million, or $0.24 per diluted share, for the three months ended September 30, 2025, compared with net income of $21.1 million, or $0.19 per diluted share, for the three months ended September 30, 2024. Net income was $90.0 million, or $0.83 per diluted share, for the nine months ended September 30, 2025, compared with net income of $49.6 million, or $0.44 per diluted share, for the nine months ended September 30, 2024. Financial results for the three and nine months ended September 30, 2025 reflect $0.8 million and $2.3 million, respectively, of expenses associated with mergers and acquisitions, as further described hereinafter, an asset impairment of $1.5 million, and a gain on the sale of real estate assets of $2.5 million. For the three and nine months ended September 30, 2025, income tax expense includes an expense of $0.1 million and reflects a net benefit of $0.4 million, respectively, associated with these special items. Financial results for the three and nine months ended September 30, 2024 reflect a gain on the sale of real estate assets of $1.2 million and $1.7 million, respectively, and $3.1 million of asset impairments. Financial results for the nine months ended September 30, 2024 also reflect $31.3 million of expenses associated with debt repayments and refinancing transactions. For the three and nine months ended September 30, 2024, income tax expense reflects a net benefit of $0.6 million and $10.2 million, respectively, associated with these special items.

Our Current Operations

Our ongoing operations are organized into three principal business segments:

•
CoreCivic Safety segment, consisting of the 45 correctional and detention facilities that are owned or controlled via a long-term lease and managed by CoreCivic, as well as those correctional and detention facilities owned by third parties but managed by CoreCivic. CoreCivic Safety also includes the operating results of our subsidiary that provides transportation services to governmental agencies, TransCor America, LLC, or TransCor.
•
CoreCivic Community segment, consisting of the 20 residential reentry centers that are owned or controlled via a long-term lease and managed by CoreCivic. CoreCivic Community also includes the operating results of our electronic monitoring and case management services.
•
CoreCivic Properties segment, consisting of the 5 correctional real estate properties owned by CoreCivic held for lease to government agencies.

For the three and nine months ended September 30, 2025 and 2024, our total segment net operating income, which we define as facility revenue (including interest income associated with finance leases) less operating expenses, was divided among our three business segments as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Segment:
Safety	92.1%	94.3%	92.0%	90.9%
Community	4.6%	2.9%	4.8%	4.2%
Properties	3.3%	2.8%	3.2%	4.9%

Facility Operations

A key performance indicator we use to measure the revenue and expenses associated with the operation of the correctional, detention, and residential reentry facilities we own or manage is expressed in terms of a compensated man-day, which represents the revenue we generate and expenses we incur for one offender for one calendar day. Revenue and expenses per compensated man-day are computed by dividing facility revenue and expenses by the total number of compensated man-days during the period. A compensated man-day represents a calendar day for which we are paid for the occupancy of an offender. We believe the measurement is useful because we are compensated for operating and managing facilities at an offender per diem rate based upon actual or minimum guaranteed occupancy levels. We also measure our costs on a per compensated man-day basis, which are largely dependent upon the number of offenders we accommodate. Further, per compensated man-day measurements are also used to estimate our potential profitability based on certain occupancy levels relative to design capacity. Revenue and expenses per compensated man-day for all of the correctional, detention, and residential reentry facilities placed into service that we owned or managed, exclusive of those held for lease, and for TransCor were as follows for the three and nine months ended September 30, 2025 and 2024:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue per compensated man-day	$111.49	$102.56	$107.10	$101.69
Operating expenses per compensated man-day:
Fixed expense	63.43	57.60	59.57	57.07
Variable expense	22.79	19.42	21.70	20.09
Total	86.22	77.02	81.27	77.16
Operating income per compensated man-day	$25.27	$25.54	$25.83	$24.53
Operating margin	22.7%	24.9%	24.1%	24.1%
Average compensated occupancy	76.7%	75.2%	76.8%	74.9%
Average available beds	71,996	67,539	69,720	68,775
Average compensated population	55,236	50,757	53,577	51,489

Revenue

Total revenue consists of management revenue we generate through CoreCivic Safety and CoreCivic Community in the operation of correctional, detention, and residential reentry facilities, as well as the revenue we generate from TransCor and our electronic monitoring and case management services. Total revenue also consists of lease revenue we generate through CoreCivic Properties from facilities we lease to third-party operators. The following table reflects the components of revenue for the three and nine months ended September 30, 2025 and 2024 (in millions):

	For the Three Months Ended September 30,
	2025	2024	$ Change	% Change
Management revenue:
Federal	$321.3	$250.4	$70.9	28.3%
State	204.9	197.8	7.1	3.6%
Local	12.4	12.2	0.2	1.6%
Other	37.1	27.1	10.0	36.9%
Total management revenue	575.7	487.5	88.2	18.1%
Lease revenue	4.7	4.1	0.6	14.6%
Other revenue	—	—	—	—
Total revenue	$580.4	$491.6	$88.8	18.1%

	For the Nine Months Ended September 30,
	2025	2024	$ Change	% Change
Management revenue:
Federal	$850.2	$771.6	$78.6	10.2%
State	603.1	576.3	26.8	4.7%
Local	36.9	37.1	(0.2)	(0.5%)
Other	102.9	75.8	27.1	35.8%
Total management revenue	1,593.1	1,460.8	132.3	9.1%
Lease revenue	14.0	21.5	(7.5)	(34.9%)
Other revenue	0.1	0.1	—	—
Total revenue	$1,607.2	$1,482.4	$124.8	8.4%

Total management revenue increased $88.2 million, or 18.1%, and $132.3 million, or 9.1%, for the three and nine months ended September 30, 2025, respectively, as compared with the same periods in 2024. The increase in total management revenue in both the three- and nine-month periods was primarily a result of an increase in revenue of $45.3 million and $79.1 million, respectively, driven primarily by an increase of 8.7% and 5.3%, respectively, in average revenue per compensated man-day. The increase in average revenue per compensated man-day in both periods primarily resulted from the effect of per diem increases at many of our facilities, along with a change in business mix. In addition, the revenue resulting from the letter agreements with ICE at our California City Facility and our Midwest Regional Reception Center also contributed to the increase in revenue per compensated man-day. The increase in total management revenue in both the three- and nine-month periods was also a result of an increase in revenue of $42.2 million and $52.8 million, respectively, driven by an increase in average daily compensated population from 2024 to 2025, net, in the nine-month period, of the effect of one less day of operations due to a leap year in 2024. Revenue during the three-month period also increased due to the resumption of operations at the Dilley Facility, which had terminated August 9, 2024. However, the IGSA for services at the Dilley Facility was subsequently amended and operations resumed at the facility on March 5, 2025. Revenue declined at this facility during the nine-month period in 2025 compared with the nine-month period in 2024 because in 2025 we were only generating revenue on portions of the facility as it was reactivated, and only from its reactivation date. Revenue generated from our electronic monitoring and case management services during the three months ended September 30, 2025 increased $0.7 million (from $8.5 million during the three months ended September 30, 2024 to $9.2 million during the three months ended September 30, 2025). Revenue generated from our electronic monitoring and case management services during the nine months ended September 30, 2025 increased $0.4 million (from $26.2 million during the nine months ended September 30, 2024 to $26.6 million during the nine months ended September 30, 2025).

Average daily compensated population increased 4,479, or 8.8%, to 55,236 during the three months ended September 30, 2025 compared to 50,757 during the three months ended September 30, 2024. Average daily compensated population increased 2,088, or 4.1%, to 53,577 during the nine months ended September 30, 2025 compared to 51,489 during the nine months ended September 30, 2024. The increase in average daily compensated population in both periods was primarily a result of an increase in occupancy largely due to higher ICE populations, and as a result of two new management contracts with the state of Montana. In August 2024, we entered into a contract with the state of Montana which contributed to an increase in populations held at our Saguaro Correctional Facility. In addition, on January 16, 2025, we announced that we were awarded a new management contract with the state of Montana to care for additional inmates outside the state of Montana. During the first nine months of 2025, we cared for an average daily population of 206 Montana inmates at our Tallahatchie County Correctional Facility in Mississippi under this new contract. In addition, the increase in average daily compensation in both current periods was impacted by the acquisition of the Farmville Detention Center effective July 1, 2025. At September 30, 2025, we cared for 731 individuals at the Farmville facility. The increase in average daily compensated population in the nine-month period was partially offset by the effect of the termination of funding of an IGSA associated with the Dilley Facility effective August 9, 2024. The IGSA was subsequently amended and operations resumed at the Dilley Facility on March 5, 2025. Average compensated populations decreased by 728 during the nine months ended September 30, 2025 compared to the same period in 2024 attributable to the termination of funding of the IGSA at the Dilley Facility. Average compensated occupancy in our Safety and Community segments increased to 76.7% from 75.2% during the three months ended September 30, 2025 and 2024, respectively, and to 76.8% from 74.9% during the nine months ended September 30, 2025 and 2024, respectively. These increases in occupancy occurred despite an increase in average available beds due to the activation and transfer of our 2,560-bed California City Facility from the Properties segment to the Safety segment effective April 1, 2025. We began receiving ICE detainees at our California City Facility during August 2025 and, as of September 30, 2025, we cared for 500 individuals at the facility.

The solutions we provide to our federal customers, including primarily ICE and the USMS, continue to be a significant component of our business. The federal customers in our Safety and Community segments generated approximately 55% and 51% of our total revenue for the three months ended September 30, 2025 and 2024, respectively, increasing $70.9 million, or 28.3%, during the three months ended September 30, 2025 as compared with the same period in 2024. The federal customers in our Safety and Community segments generated approximately 53% and 52% of our total revenue for the nine months ended September 30, 2025 and 2024, respectively, increasing $78.6 million, or 10.2%, during the nine months ended September 30, 2025 as compared with the same period in 2024. The increase in federal revenue was primarily a result of increased occupancy at certain facilities, particularly those where we have contracts with ICE, and per diem increases. The increase in federal revenue in the nine-month period was partially offset by the effect of the termination of funding of the IGSA associated with the Dilley Facility in August 2024, and the effect of one less day of operations due to a leap year in 2024.

As previously described herein, several executive and legislative actions have gone into effect since the inauguration of President Trump on January 20, 2025 that have resulted in an increase in the number of people detained by ICE, including in our detention facilities where we have existing contracts. During the first quarter of 2025, we entered into contract modifications at our Northeast Ohio Correctional Center, our Nevada Southern Detention Center, and our Cimarron Correctional Facility to collectively add capacity for up to 784 ICE detainees.

In addition, demand from ICE has resulted in the activation of five previously idled facilities. The following table presents the estimated total annual revenue from each of these facilities and the quarter each activation is expected to reach stabilized occupancy:

		Estimated	Estimated
	Design	Annual Revenue	Stabilized
Facility	Capacity	(in thousands)	Occupancy
Dilley Immigration Processing Center	2,400	$180,000	Q3 2025
West Tennessee Detention Facility	600	30,000	Q1 2026
Midwest Regional Reception Center	1,033	60,000	(1)
California City Immigration Processing Center	2,560	130,000	Q1 2026
Diamondback Correctional Facility	2,160	100,000	Q2 2026
	8,753	$500,000
(1)
Although we have been successful in hiring staff and have prepared the Midwest Regional Reception Center to accept detainees, the intake process has been delayed by legal challenges previously described herein. The new agreement provides for a fixed monthly payment plus an incremental per diem payment based on detainee populations, both of which commence once the temporary injunction currently prohibiting the intake of detainees is no longer enforceable. However, we cannot predict if or when the legal challenges will be successfully resolved.

State revenues from contracts at correctional, detention, and residential reentry facilities that we operate increased $7.1 million, or 3.6%, from the third quarter of 2024 to the third quarter of 2025. State revenues increased $26.8 million, or 4.7%, from the nine months ended September 30, 2024 to the comparable period in 2025. State revenues in both periods increased as a result of per diem increases under a number of our state contracts, as certain states have recognized the need to provide additional funding to address increases in the wages of our employees. Most notably, state revenues increased $10.0 million during the nine-month period in 2025 compared to 2024 due to higher utilization from the state of Montana resulting from two new management contracts executed during 2024 and 2025, as previously described herein, as well as higher utilization from other states under existing management contracts. State revenues also increased $9.2 million during the nine-month period in 2025 compared to 2024 from the state of Georgia due to increases in average daily populations as well as the impact of per diem increases in the current year. The increase in state revenues in the nine-month period ended September 30, 2025, was partially offset by the effect of one less day of operations due to a leap year in 2024.

The $7.5 million, or 34.9%, decrease in lease revenue from the nine months ended September 30, 2024 to the comparable period in 2025 primarily resulted from the expiration and non-renewal of the lease agreement with the state of California at our California City Facility effective March 31, 2024.

Operating Expenses

Operating expenses totaled $449.6 million and $370.8 million for the three months ended September 30, 2025 and 2024, respectively, and operating expenses for the nine months ended September 30, 2025 and 2024 totaled $1,222.6 million and $1,124.7 million, respectively. Operating expenses consist of those expenses incurred in the operation and management of correctional, detention, and residential reentry facilities, as well as those expenses incurred in the operations of TransCor and our electronic monitoring and case management services. Operating expenses also consist of those expenses incurred in the operation of facilities we lease to third-party operators.

Operating expenses incurred by CoreCivic Safety and CoreCivic Community in connection with the operation and management of our correctional, detention, and residential reentry facilities, as well as those incurred in the operations of TransCor and our electronic monitoring and case management services, increased $79.2 million, or 21.5%, during the third quarter of 2025 when compared with the same period in 2024. Expenses incurred by these segments increased $100.5 million, or 9.0%, during the nine months ended September 30, 2025, when compared to the same period in 2024. Operating expenses in both the three- and nine-month periods increased primarily as a result of wage increases across our portfolio. We achieved higher staffing levels during the three and nine months ended September 30, 2025 as compared to the same periods in 2024, and we continued to see improvement in our attraction and retention of facility staff in the current labor market. In addition, wages have increased as a result of an increase in our overall staffing levels in response to the increasing demand from the federal government for capacity at our correctional and detention facilities, particularly from ICE, due to recent changes in immigration policies under the current presidential administration. Further, operating expenses increased from the prior year periods as a result of the letter agreements with ICE enabling us to begin activation efforts at our California City Facility and our Midwest Regional Reception Center, as previously described herein, and due to an increase in transportation services expense, which corresponds with the increased populations at certain of our facilities, as well as an overall increase in transportation needs from ICE. In addition, operating expenses increased from the prior year periods as a result of the acquisition of the Farmville Detention Center on July 1, 2025, as further described herein.

The increase in operating expenses during the three months ended September 30, 2025 as compared with the same period in 2024 also includes the effect of the termination of funding of an IGSA associated with the Dilley Facility effective August 9, 2024 and the subsequent resumption of operations at the facility effective March 5, 2025. We leased the Dilley Facility and the site upon which it was constructed from a third-party lessor. The original lease agreement provided us with the ability to terminate the lease with a notification period of at least 60 days if ICE terminated the IGSA associated with the Dilley Facility. Upon being notified on June 10, 2024 by ICE of its intent to terminate the funding of the IGSA associated with the Dilley Facility, we provided notice to the third-party lessor of our intent to terminate the lease agreement effective August 9, 2024, at which time we had no further lease or material other operating expense commitments associated with the Dilley Facility. However, the IGSA was subsequently amended and operations resumed at the facility on March 5, 2025. Simultaneous with the March 5, 2025 amendment of the IGSA and resumption of operations at the Dilley Facility, we entered into a new lease agreement with the same third-party lessor over a period co-terminus with the term of the amended IGSA.  The new lease agreement contains a graduated lease rate over the first six months consistent with the amended IGSA to correlate with the activation of the five neighborhoods within the facility, as further described hereinafter, resulting in a graduated increase in staffing levels from March 5, 2025 through September 30, 2025 as each of the five neighborhoods were activated. Total operating expenses at this facility increased $21.4 million during the three months ended September 30, 2025 compared with the same period in the prior year, and increased $0.4 million for the nine months ended September 30, 2025 compared with the same period in the prior year.

The increase in operating expenses during the nine months ended September 30, 2025 when compared with the same period in 2024 was partially offset by $11.0 million of employee retention credits, or ERCs, recognized during the first half of 2025. The ERCs were made available to eligible businesses that had employees and were affected during the COVID-19 pandemic under the Coronavirus Aid, Relief and Economic Security Act, or CARES Act, which was signed into law in March 2020 and was extended through June 30, 2021. The CARES Act, among other things, incentivized companies to retain employees through an ERC, which compensates employers for wages of employees that were retained and could not perform their job duties at 100% capacity as a result of coronavirus pandemic restrictions. The increase in operating expenses in the nine-month period was also partially offset by the effect of one less day of operations due to a leap year in 2024.

Total expenses per compensated man-day increased to $86.22 during the three months ended September 30, 2025 from $77.02 during the three months ended September 30, 2024, and increased to $81.27 during the nine months ended September 30, 2025 from $77.16 during the same period in the prior year. Expenses per compensated man-day increased from the prior year periods as a result of start-up expenses at our California City Facility, our Midwest Regional Reception Center, and our West Tennessee Detention Facility. We expect expenses per compensated man-day to increase during the fourth quarter of 2025, as a result of start-up expenses at our Diamondback Correctional Facility, in advance of receiving detainee populations.

Further, we continue to experience labor shortages and wage pressures in several markets across the country and have provided customary inflationary wage increases to remain competitive. Although the hiring environment has progressively improved since the COVID-19 pandemic, recruiting remains particularly challenging at certain facilities in particular geographic locations, resulting in incremental expenses to help ensure sufficient staffing levels. While we have been able to reduce the use of these temporary incentives at most facilities due to the improving hiring environment, we expect to continue to incur a certain level of incremental expenses in the future, particularly as demand from the federal government for capacity at our correctional and detention facilities is increasing, particularly from ICE. Incremental expenses include, but may not be limited to, incentive payments to our front-line and field staff, temporary employee housing expenses and other travel related reimbursements, additional paid time off, off-cycle wage increases in certain markets to remain competitive, and registry nursing expenses. These incremental investments have enabled us to increase overall staffing levels, which has contributed to the increase in total expenses per compensated man-day. The increase in total expenses per compensated man-day in both the three- and nine-month periods includes the effect of the termination of the funding of the IGSA associated with the Dilley Facility effective August 9, 2024. The IGSA was subsequently amended and operations resumed at the Dilley Facility in March 2025. These incremental operating expenses for the nine-month period were partially offset by the ERCs, as previously mentioned.

We continually monitor compensation levels very closely along with overall economic conditions and will adjust wage levels necessary to help ensure the long-term success of our business. Further, we continually evaluate the structure of our employee benefits package and training programs to ensure we are better able to attract and retain our employees. Salaries and benefits represent the most significant component of our operating expenses, representing approximately 62% of our total operating expenses during the nine months ended September 30, 2025 and 2024. An inability to attract and retain sufficient personnel could prevent us from caring for additional residential populations for government agencies in need of additional capacity due to an increase in populations or an inability to adequately staff their facilities. An inability to attract and retain sufficient personnel in our existing facilities could also cause our government partners to assess liquidated damages, reduce our residential populations, or in certain circumstances, cancel our contracts. We have also been subjected to revenue deductions for staff vacancies as a result of the labor shortages, which are reflected as reductions to other management revenue. Estimating revenue deduction amounts due to staff vacancies can be complex and subject to management judgment and estimations. Some of our government partners have granted waivers for revenue deductions for staff vacancies in recognition of the unique and challenging labor market, while others have discretionarily adjusted such deductions based on our extraordinary costs, efforts and incentive programs implemented to attract and retain staff.

Variable expenses per compensated man-day increased to $22.79 during the three months ended September 30, 2025, from $19.42 during the same period in the prior year, or 17.4%, and increased to $21.70 during the nine months ended September 30, 2025 from $20.09 during the same period in the prior year, or 8.0%. The increase in variable expenses per compensated man-day in both periods was primarily due to the aforementioned start-up expenses at three previously idle facilities, combined with the effect of an elevated inflation rate applicable to all of our variable expenses, partially offset in the nine-month period by the effect of the termination of the funding of the IGSA associated with the Dilley Facility effective August 9, 2024. The IGSA was subsequently amended and operations resumed at the Dilley Facility on March 5, 2025. In addition, variable expenses per compensated man-day increased from the prior year quarter due to an increase in transportation services expense, which corresponds with the increased populations at certain of our facilities, as well as an overall increase in transportation needs from ICE.

Operating expenses incurred by CoreCivic Properties in connection with facilities we lease to third-party operators decreased $2.5 million, or 24.5%, during the nine months ended September 30, 2025 when compared with the same period in 2024. The decrease was primarily a result of the expiration and non-renewal of the lease agreement at our California City Facility effective March 31, 2024. The California City Facility transitioned from our Properties segment to our Safety segment during the second quarter of 2025, as we entered into an agreement with ICE to reactivate and operate the facility.

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

During 2024, ICE issued a request for proposal, or RFP, for up to 600 beds in New Jersey. We have offered the 300-bed Elizabeth Detention Center under this RFP. Our management contract at the Elizabeth Detention Center has continued under numerous short-term extensions, including most recently through December 31, 2025, with additional extension options through March 31, 2026. We continue to discuss the terms of a long-term contract with ICE, but can provide no assurance that we will be awarded a new contract, or that ICE will continue to sign extensions. We generated total revenue of $5.7 million and $17.0 million at this facility during the three and nine months ended September 30, 2025. At September 30, 2025, we cared for approximately 300 detainees at this facility under terms of the most recently extended contract.

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

CoreCivic Safety

CoreCivic Safety includes the operating results of the correctional and detention facilities that we operated during each period. Total revenue generated by CoreCivic Safety increased $85.8 million, or 18.7%, from $459.3 million during the three months ended September 30, 2024 to $545.1 million during the three months ended September 30, 2025, and increased $130.2 million, or 9.5%, from $1,372.4 million during the nine months ended September 30, 2024 to $1,502.6 million during the nine months ended September 30, 2025. CoreCivic Safety's facility net operating income increased $6.6 million, or 5.7%, from $115.8 million during the three months ended September 30, 2024 to $122.4 million during the three months ended September 30, 2025, and increased $28.6 million or 8.6% from $330.7 million during the nine months ended September 30, 2024 to $359.3 million during the nine months ended September 30, 2025. During the three and nine months ended September 30, 2025, CoreCivic Safety generated 92.1% and 92.0%, respectively, of our total segment net operating income, compared with 94.3% and 90.9%, respectively, during the three and nine months ended September 30, 2024.

The following table displays the revenue and expenses per compensated man-day for CoreCivic Safety's correctional and detention facilities placed into service that we own and manage and for the facilities we manage but do not own, inclusive of the transportation services provided by TransCor:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
CoreCivic Safety Facilities:
Revenue per compensated man-day	$112.97	$104.05	$108.34	$103.04
Operating expenses per compensated man-day:
Fixed expense	64.24	58.23	60.23	57.72
Variable expense	23.35	19.58	22.21	20.48
Total	87.59	77.81	82.44	78.20
Operating income per compensated man-day	$25.38	$26.24	$25.90	$24.84
Operating margin	22.5%	25.2%	23.9%	24.1%
Average compensated occupancy	77.3%	75.7%	77.5%	75.6%
Average available beds	67,853	63,372	65,566	64,274
Average compensated population	52,447	47,977	50,802	48,611

Operating margins in the CoreCivic Safety segment were negatively impacted during the three- and nine-month periods ended September 30, 2025 by start-up expenses incurred during the activation of our previously idled 2,560-bed California City Facility, our 1,033-bed Midwest Regional Reception Center, and our 600-bed West Tennessee Detention Facility, in advance of receiving detainee populations. These three facilities are currently in various stages of activation, resulting in facility operating losses of $3.4 million during the three months ended September 30, 2025. We anticipate our California City Facility and West Tennessee Facility will contribute to an increase in operating margins in future quarters. The Midwest Regional Reception Center will also contribute to an increase in operating margins in future quarters if the temporary injunction currently prohibiting the intake of detainees is no longer enforceable. However, we can provide no assurance that we will obtain a favorable ruling in these matters or predict when these matters will be resolved. Fixed revenue we received under letter agreements at the California City Facility and Midwest Regional Reception Center during the second and third quarters of 2025 was more than offset by increasing staffing levels and other start-up expenses at these facilities during the third quarter of 2025. As further described hereinafter, on September 29, 2025, we announced that we entered into new longer-term contracts at both of these facilities that became effective in September 2025. Operating margins were also impacted by the termination of funding of the IGSA for services at the Dilley Facility, effective August 9, 2024, as previously described herein. The operating margin at the Dilley Facility exceeded the average operating margin of our portfolio due to the size and scalability of expenses, and due to the unique design and specialized services provided at the facility. Accordingly, the termination of funding of the IGSA associated with the Dilley Facility had a negative impact on operating margins following the termination date. On March 5, 2025, we announced that we had agreed under an amendment to the IGSA to resume operations and care for up to 2,400 individuals at the Dilley Facility. The amended IGSA provides for a fixed monthly payment in accordance with a graduated schedule during the first six months of the agreement to correlate with the activation of the five neighborhoods within the facility, each designed to accommodate up to 480 individuals. Activation of the Dilley Facility was completed in September 2025, which is expected to contribute to an increase in operating margins in future quarters. Total annual revenue generated by the Dilley Facility, as fully activated, is expected to be approximately $180 million.

Operating margins in the current year were also temporarily negatively impacted by labor shortages and increased demand—especially from ICE as a result of changes in federal immigration policy—which required above-average wage increases and additional incentives (such as bonuses, housing, and travel reimbursements) to attract and retain staff. Although some temporary incentives have been reduced, ongoing and potentially increased staffing costs are expected as labor demand continues to rise in order to meet customer demand for additional bed capacity, particularly from ICE. The negative impact of higher labor-related expenses has been largely offset by per diem increases at many of our facilities. We have received per diem increases as a result of additional government appropriations funding to address increases in the wages of our employees, and we have been able to achieve higher per diems under new contracts to help ensure we can hire staff at market-clearing wage rates in order to accept detainee populations as quickly as possible. Operating margins during the nine-month period were also positively impacted by ERCs received in the Safety segment amounting to $10.6 million during the first half of 2025.

We currently expect demand from the federal government for correctional and detention facilities in our Safety segment to further increase under the current presidential administration, particularly from ICE, as a result of changes in immigration policy and funding levels of our federal government partners charged with correctional and detention responsibilities, as previously described herein. This anticipated increase in demand could result in even higher utilization of our available capacity under existing contracts, as well as through new contracts utilizing our idle correctional and detention facilities or our other existing capacity. For example, during the first quarter of 2025, we entered into contract modifications at our 2,016-bed Northeast Ohio Correctional Center in Youngstown, Ohio, our 1,072-bed Nevada Southern Detention Center in Pahrump, Nevada, and our 1,600-bed Cimarron Correctional Facility in Cushing, Oklahoma to collectively add capacity for up to 784 ICE detainees. However, we can provide no assurance that the federal government will continue to increase the utilization of our available capacity. Further the activation of our idle correctional and detention facilities generally requires four to six months to hire, train, and prepare our facilities to accept residential populations, which, depending on the contract structure, could result in substantial expense before we are able to realize additional revenue.

On August 14, 2025, we announced that we had been awarded a new contract through an IGSA with ICE to resume operations at our previously idled West Tennessee Detention Facility in Mason, Tennessee. The West Tennessee facility had been idle since September 2021. The IGSA expires in August 2030 and may be further extended through bilateral modification. The agreement provides for a fixed monthly payment plus an incremental per diem payment based on detainee populations. We began receiving ICE detainees at the West Tennessee facility during September 2025. Revenue generated at the West Tennessee facility amounted to $4.4 million during the three and nine months ended September 30, 2025. Total annual revenue once the facility is fully activated, expected to be complete by the end of the first quarter of 2026, is anticipated to be approximately $30.0 million.

On December 6, 2022, we received notice from the California Department of Corrections and Rehabilitation, or CDCR, of its intent to terminate the lease agreement for our California City Facility by March 31, 2024, due to the state's declining inmate population. The California City Facility, which was reported at that time in our Properties segment, was idled effective April 1, 2024. Effective April 1, 2025, we entered into a letter agreement with ICE to begin activation efforts at the California City Facility. The letter agreement authorized initial funding up to $10.0 million with maximum funding up to $31.2 million for a six-month period while we worked to negotiate and execute a longer-term contract. Because we are now operating the facility rather than leasing it, the California City Facility transitioned from our Properties segment to our Safety segment during the second quarter of 2025. We began receiving ICE detainees at our California City Facility during August 2025 under terms of the letter agreement. On September 29, 2025, we announced that we entered into a new two-year contract with ICE to utilize the California City Facility, effective September 1, 2025. Revenue generated at the California City Facility amounted to $11.0 million and $19.1 million during the three and nine months ended September 30, 2025. As of September 30, 2025, we cared for 500 individuals at the facility. We currently expect activation of the facility to be complete in the first quarter of 2026. Total annual revenue once the activation is complete is expected to be approximately $130.0 million.

Effective March 7, 2025, we entered into a letter agreement with ICE to begin activation efforts at our Midwest Regional Reception Center in Leavenworth, Kansas. The letter agreement authorized initial funding up to $5.0 million with maximum funding up to $22.6 million for a six-month period while we worked to negotiate and execute a long-term contract. Revenue generated by the letter agreement with ICE at the Midwest Regional Reception Center amounted to $3.2 million and $8.1 million during the three and nine months ended September 30, 2025, respectively. On September 29, 2025, we announced that we entered into a new two-year contract with ICE to utilize the Midwest Regional Reception Center, effective September 7, 2025. Although we have been successful in hiring staff and have prepared the facility to accept detainees, the intake process has been delayed by legal challenges. The new agreement provides for a fixed monthly payment plus an incremental per diem payment based on detainee populations, both of which commence once the temporary injunction currently prohibiting the intake of detainees is no longer enforceable. Total annual revenue once the facility is fully activated is expected to be approximately $60.0 million. However, we can provide no assurance that we will obtain a favorable ruling in these matters or predict when these matters will be resolved. Because we expect to continue hiring staff to prepare to accept detainee populations, margins will be negatively impacted until we are able to generate revenue through the receipt of detainees under the new contract. We will offer newly hired employees opportunities to be redeployed at our other activations until the legal challenges are resolved.

On October 1, 2025, we announced that we had been awarded a new contract through an IGSA between the Oklahoma Department of Corrections and ICE to resume operations at our previously idled 2,160-bed Diamondback Correctional Facility in Watonga, Oklahoma. The Diamondback facility had been idle since 2010. The new contract commenced on September 30, 2025, expires in August 2030, and may be further extended through bilateral modification. We expect to incur start-up expenses until we begin receiving detainees in the first quarter of 2026, with stabilized occupancy estimated to be reached in the second quarter of 2026. The agreement provides for a fixed monthly payment plus an incremental per diem payment based on detainee populations. Total annual revenue once the facility reaches stabilized occupancy is expected to be approximately $100 million.

On July 1, 2025, we acquired the Farmville Detention Center, a 736-bed facility located in Farmville, Virginia. The acquisition of the Farmville Detention Center was consummated through the acquisition of 100% of the membership interests in entities that owned and operated the facility. The aggregate purchase price was $71.4 million, including the acquisition of working capital accounts, but excluding $2.0 million of transaction-related expenses. The Farmville Detention Center provides transportation, care, and civil detention services to adult male non-citizens through an IGSA with ICE, which expires in March 2029, and is expected to result in total annual incremental revenue of approximately $40.0 million. During the three months ended September 30, 2025, we generated total revenue at this facility of $10.8 million.

On August 1, 2024, we entered into a management contract with the state of Montana to care for an unspecified number of inmates at facilities we operate. The contract is scheduled to expire on July 31, 2026, and may be extended by mutual agreement for a total term of up to seven years. As of September 30, 2025, we cared for 362 inmates from the state of Montana at our Saguaro facility under this management contract, along with another similar contract with the state of Montana that was entered into during the fourth quarter of 2023. On January 16, 2025, we announced that we were awarded a new management contract with the state of Montana to care for additional inmates outside the state of Montana. As of September 30, 2025, we cared for 239 inmates from the state of Montana at our Tallahatchie facility in Mississippi under this new contract. This latest contract with Montana expands the geographic range of our facilities that can serve the state of Montana, where we also manage the fully occupied company-owned Crossroads Correctional Center in Shelby, Montana for the state of Montana pursuant to a separate management contract. During the three and nine months ended September 30, 2025, management revenue from the state of Montana at the Saguaro and Tallahatchie facilities increased $3.2 million and $9.9 million, respectively.

CoreCivic Community

CoreCivic Community includes the operating results of the residential reentry centers that we operated during each period, along with the operating results of our electronic monitoring and case management services. Total revenue generated by CoreCivic Community increased $2.4 million, or 8.7%, from $28.2 million during the three months ended September 30, 2024 to $30.7 million during the three months ended September 30, 2025, and increased $2.1 million, or 2.4%, from $88.4 million during the nine months ended September 30, 2024 to $90.5 million during the nine months ended September 30, 2025. CoreCivic Community's facility net operating income increased $2.5 million, or 69.1%, from $3.6 million during the three months ended September 30, 2024 to $6.1 million during the three months ended September 30, 2025, and increased $3.3 million, or 21.0%, from $15.5 million during the nine months ended September 30, 2024 to $18.8 million during the nine months ended September 30, 2025. During the three and nine months ended September 30, 2025, CoreCivic Community generated 4.6% and 4.8%, respectively, of our total segment net operating income, compared with 2.9% and 4.2%, respectively, during the three and nine months ended September 30, 2024.

The following table displays the revenue and expenses per compensated man-day for CoreCivic Community's residential reentry facilities placed into service that we own and manage, but exclusive of the electronic monitoring and case management services given that revenue is not generated on a per compensated man-day basis for these services:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
CoreCivic Community Facilities:
Revenue per compensated man-day	$83.69	$76.86	$84.27	$78.88
Operating expenses per compensated man-day:
Fixed expense	48.21	46.86	47.51	46.07
Variable expense	12.36	16.72	12.39	13.49
Total	60.57	63.58	59.90	59.56
Operating income per compensated man-day	$23.12	$13.28	$24.37	$19.32
Operating margin	27.6%	17.3%	28.9%	24.5%
Average compensated occupancy	67.3%	66.7%	66.8%	63.9%
Average available beds	4,143	4,167	4,154	4,501
Average compensated population	2,789	2,780	2,775	2,878

Operating margins in our CoreCivic Community segment were positively impacted during the three and nine months ended September 30, 2025 by an increase in average revenue per compensated man-day, which increased from the comparable prior year periods primarily as a result of per diem increases at several of our facilities, as well as for ERCs received in the Community segment amounting to $0.4 million during the first half of 2025. In addition, variable expenses per compensated man-day decreased from the comparable prior year periods as a result of a settlement of a legal matter at a facility in the Community segment recognized during the third quarter of 2024. The effect on operating margins of the increased average revenue per compensated man-day, the ERCs, and the decrease in variable expenses per compensated man-day was partially offset by increased fixed expenses per man-day, which were driven primarily by higher wage rates and inflationary increases in other fixed expenses. Because facilities in our Community segment are typically smaller in size than those in our Safety segment, occupancy fluctuations have a larger impact on operating margin per compensated man-day. Accordingly, modest changes in occupancy can have a notable impact in our Community segment.

In January 2024, we completed the sale of the 120-bed Dahlia Facility, a residential reentry center in Denver, Colorado. We continued to operate the Dahlia facility through the expiration of the management contract in June 2024. In July 2024, we completed the sale of the idled 390-bed Tulsa Transitional Center, a residential reentry center in Tulsa, Oklahoma. In September 2025, we completed the sale of the idled 60-bed Columbine Facility in Denver, Colorado, which broke even during the three and nine months ended September 30, 2025. During the three and nine months ended September 30, 2024, these three facilities incurred facility net operating losses totaling $0.3 million and $0.2 million, respectively.

During the three months ended September 30, 2025, we and Boulder County, Colorado entered into a short-term extension through January 2026 of the contract at our Longmont Community Treatment Center in Longmont, Colorado. Upon expiration of the contract, Boulder County intends to transfer the residential population to a new sentencing facility it is constructing. We have engaged a broker and are committed to a process to sell the Longmont facility resulting in the classification of the facility as held for sale as of September 30, 2025. This facility broke even during the three months ended September 30, 2025 and generated facility net operating income of $0.1 million during the nine months ended September 30, 2025.

CoreCivic Properties

CoreCivic Properties includes the operating results of the properties we leased to government agencies during each period. Total revenue generated by CoreCivic Properties increased $0.6 million, from $4.1 million during the three months ended September 30, 2024 to $4.7 million during the three months ended September 30, 2025, and decreased $7.5 million, from $21.5 million during the nine months ended September 30, 2024 to $14.0 million during the nine months ended September 30, 2025. CoreCivic Properties' facility net operating income increased $1.1 million, from $1.3 million during the three months ended September 30, 2024 to $2.4 million during the three months ended September 30, 2025, and decreased $5.0 million, from $11.5 million during the nine months ended September 30, 2024 to $6.4 million during the nine months ended September 30, 2025. During the three and nine months ended September 30, 2025, CoreCivic Properties generated 3.3% and 3.2%, respectively, of our total segment net operating income compared with 2.8% and 4.9%, respectively, during the three and nine months ended September 30, 2024.

On December 6, 2022, we received notice from the CDCR of its intent to terminate the lease agreement for our 2,560-bed California City Facility by March 31, 2024, due to the state's declining inmate population. The California City Facility was idled effective April 1, 2024. Effective April 1, 2025, we entered into a letter agreement with ICE to begin activation efforts at the California City Facility, and on September 29, 2025, we announced that we were awarded a new two-year contract at this facility. We began receiving detainees at the California City facility in August 2025, and currently expect the activation to be complete in the first quarter of 2026. Because we are now operating the facility rather than leasing it, the California City Facility transitioned from our Properties segment to our Safety segment during the second quarter of 2025. Rental revenue generated from the CDCR at the California City Facility was $8.5 million during the period the lease was active in 2024. Facility net operating loss was $0.9 million and facility net operating income was $5.2 million during the three and nine months ended September 30, 2024, respectively, including carrying expenses we continued to incur following the lease termination. Facility net operating loss was $0.9 million during the first quarter of 2025 at the California City Facility while the facility was still being reported in our Properties segment.

General and administrative expenses

For the three months ended September 30, 2025 and 2024, general and administrative expenses totaled $45.3 million and $41.2 million, respectively, while general and administrative expenses totaled $125.2 million and $111.5 million during the nine months ended September 30, 2025 and 2024, respectively. General and administrative expenses consist primarily of corporate management salaries and benefits, professional fees, and other administrative expenses. General and administrative expenses increased during the three and nine months ended September 30, 2025 when compared to the same periods in 2024 primarily as a result of an increase in corporate salaries and benefits, which was largely related to higher incentive-based compensation. In addition, general and administrative expenses increased in both periods as a result of $0.8 million and $2.3 million of expenses incurred in the three and nine months ended September 30, 2025, respectively, associated with mergers and acquisitions, including primarily the acquisition of the Farmville Detention Center on July 1, 2025.

Depreciation and amortization

For the three months ended September 30, 2025 and 2024, depreciation and amortization expense totaled $33.4 million and $32.2 million, respectively, while depreciation and amortization expense totaled $95.0 million and $96.1 million during the nine months ended September 30, 2025 and 2024, respectively. Depreciation and amortization expense increased in the three-month period primarily as a result of the acquisition of the Farmville Detention Center on July 1, 2025. The increase in depreciation and amortization expense resulting from the Farmville facility acquisition in the nine-month period was more than offset primarily by the effect of certain assets, including certain information technology assets, becoming fully depreciated. Further, we have begun to make more investments in "software as a service", or SaaS, technology, which reduces our need to install, maintain, and update certain software applications, but often results in higher operating expenses.

Asset impairments

During the three months ended September 30, 2025, we and Boulder County, Colorado entered into a short-term extension through January 2026 of the contract at our Longmont Community Treatment Center in Longmont, Colorado, a facility in our Community segment. Upon expiration of the contract, Boulder County intends to transfer the residential population to a new sentencing facility it is constructing. We have engaged a broker and are committed to a process to sell the Longmont facility resulting in the need to test the facility for impairment. As a result, an impairment charge of $1.5 million was recognized during the third quarter of 2025 to reduce the net book value of the Longmont facility to its estimated fair value.

During the third quarter of 2024, we recognized an impairment charge of $3.1 million associated with the terminations of the IGSA and lease agreement with respect to the Dilley Facility effective August 9, 2024.

Interest expense, net and expenses associated with debt repayments and refinancing transactions

Interest expense is reported net of interest income for the three and nine months ended September 30, 2025 and 2024. Gross interest expense was $19.1 million and $18.9 million for the three months ended September 30, 2025 and 2024, respectively, and was $55.9 million and $61.0 million for the nine months ended September 30, 2025 and 2024, respectively. Gross interest expense was based on outstanding borrowings under our revolving credit facility, or Revolving Credit Facility, our outstanding term loan, or Term Loan, or collectively, our Bank Credit Facility, our outstanding senior unsecured notes, and our outstanding non-recourse mortgage note, as well as the amortization of loan costs and unused facility fees. Gross interest income was $2.5 million and $2.9 million for the three months ended September 30, 2025 and 2024, respectively, and was $11.5 million and $9.3 million, for the nine months ended September 30, 2025 and 2024, respectively. Gross interest income is earned on notes receivable, investments, cash and cash equivalents, and restricted cash. Interest income also includes interest income associated with the 20-year finance receivable associated with the Lansing Correctional Facility lease to the Kansas Department of Corrections, which commenced in January 2020, and amounted to $2.0 million and $2.1 million for the three months ended September 30, 2025 and 2024, respectively, and $6.1 million and $6.2 million for the nine months ended September 30, 2025 and 2024, respectively. During the nine months ended September 30, 2025, interest income also included $3.7 million for interest collected from the Internal Revenue Service on our ERCs. Net interest expense during the three months ended September 30, 2025 increased when compared to the same period in 2024 primarily due to a higher average outstanding debt balance, primarily due to increased borrowings under our Revolving Credit Facility. Net interest expense during the nine months ended September 30, 2025 decreased when compared to the same period in 2025 as a result of a decrease in our average outstanding debt balance combined with a decrease in the interest rates associated with our debt, as further described hereinafter, along with interest income associated with the ERCs.

On March 12, 2024, we completed an underwritten registered public offering of $500.0 million aggregate principal amount of 8.25% senior unsecured notes due in April 2029, or the 8.25% Senior Notes. During March and April 2024, we used the net proceeds from the offering, along with cash on hand, to tender and redeem in full our remaining 8.25% senior unsecured notes due in April 2026, amounting to $593.1 million. During the nine months ended September 30, 2024, we recorded charges totaling $31.3 million associated with the cash tender offer and redemption of such senior unsecured notes.

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

Gain on sale of real estate assets, net

Gain on sale of real estate assets, net during the three and nine months ended September 30, 2025, includes a $2.5 million gain on the sale of our idled Columbine Facility in September 2025. Gain on sale of real estate assets, net during the three and nine months ended September 30, 2024, includes a $1.2 million gain on the sale of our idled 390-bed Tulsa Transitional Center in July 2024. Gain on sale of real estate assets, net during the nine months ended September 30, 2024 also includes a $0.5 million gain on the sale of our 120-bed Dahlia Facility in January 2024. During the first quarter of 2024, we also sold an unused parcel of land in Texas generating net sales proceeds of $0.2 million and resulting in a gain on sale of $0.1 million reported in the first quarter of 2024.

Income tax expense

We recorded an income tax expense of $10.3 million and $9.1 million for the three months ended September 30, 2025 and 2024, respectively, and $30.9 million and $17.2 million for the nine months ended September 30, 2025 and 2024, respectively. The income tax expense related to operations for the nine months ended September 30, 2025 and 2024 was net of an income tax benefit associated with stock-based compensation vesting during the first quarter of each year. Income tax expense related to operations for the three and nine months ended September 30, 2025 also included an income tax expense of $0.1 million and was net of an income tax benefit of $0.4 million, respectively, associated with asset impairments and the acquisition of the Farmville Detention Center, net of the gain on sale of real estate assets, all as previously described herein.

In addition, income tax expense related to operations for the three and nine months ended September 30, 2024 was net of an income tax benefit of $0.6 million and $10.2 million, respectively, for expenses associated with asset impairments and, in the nine-month period, debt repayments and refinancing transactions, net of the gain on sale of real estate assets, all as previously described herein.

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

LIQUIDITY AND CAPITAL RESOURCES

Our principal capital requirements are for working capital, capital expenditures, and debt service payments, as well as outstanding commitments and contingencies, as further discussed in the notes to our financial statements. We may also use our free cash flow to purchase our outstanding debt in open market transactions, privately negotiated transactions or otherwise, or to return capital to our shareholders, which could include share repurchases and/or future dividends. Any future dividend is subject to our Board of Directors', or BODs', determinations as to the amount of distributions and the timing thereof, as well as limitations under the Company's debt covenants. Any such debt repurchases will depend upon prevailing market conditions, our liquidity requirements, contractual requirements, applicable securities laws requirements, alternative opportunities to deploy capital, and other factors.

During 2022, the BOD approved a share repurchase program to purchase up to $225.0 million of our common stock, which has subsequently been increased to up to $500.0 million through a series of increases, including most recently a $150.0 million increase on May 15, 2025. Repurchases of our outstanding common stock are made in accordance with applicable securities laws and may be made at our discretion based on parameters set by our BOD from time to time in the open market, through privately negotiated transactions, or otherwise. The share repurchase program has no time limit and does not obligate us to purchase any particular amount of our common stock. The authorization for the share repurchase program may be terminated, suspended, increased or decreased by the BOD in its discretion at any time. During the nine months ended September 30, 2025, we completed the repurchase of 5.9 million shares of our common stock at a total cost of $121.0 million, or $20.60 per share, excluding costs associated with the share repurchase program, including 1.9 million shares at an aggregate cost of $40.0 million during the third quarter of 2025. As of September 30, 2025, we had repurchased a total of 20.4 million common shares at an aggregate cost of $302.1 million, or $14.81 per share, using cash on hand and cash provided by operations, and had $197.9 million of repurchase authorization available under the share repurchase program.

We may also pursue attractive growth opportunities, including new development opportunities in our Properties segment, to meet the need to modernize outdated correctional infrastructure across the country, and explore potential opportunities to expand the scope of non-residential correctional alternatives we provide in our Community segment. We may also consider other opportunities for growth, including, but not limited to, potential acquisitions of correctional and detention facilities and businesses within our lines of business and those that provide complementary services, provided we believe such opportunities will enhance our business, diversify our cash flows, and/or increase the services we can provide to our customers, or when we believe the potential long-term returns justify the capital deployment. On July 1, 2025, we acquired the Farmville Detention Center, a 736-bed facility located in Farmville, Virginia. The acquisition of the Farmville Detention Center was consummated through the acquisition of 100% of the membership interests in entities that owned and operated the facility and was funded with cash on hand and borrowings under our Revolving Credit Facility. The aggregate purchase price was $71.4 million, including the acquisition of working capital accounts, but excluding $2.0 million of transaction-related expenses. The Farmville Detention Center provides transportation, care, and civil detention services to adult male non-citizens through an IGSA with ICE, which expires in March 2029, and is expected to result in total annual incremental revenue of approximately $40.0 million.

Further, we have internally approved $97.5 million to $99.5 million of capital expenditures representing an investment above and beyond our annual capital budget associated with previously idled facilities we are activating and for additional potential idle facility activations, in order to prepare these facilities to quickly accept residential populations if opportunities arise, as well as to provide increased transportation services. Through September 30, 2025, we have invested $51.6 million of capital expenditures related to facility activations and transportation vehicles. We could decide to incur additional capital expenditures in anticipation of additional activations if we have better visibility on specific needs and if the lead time to complete the capital expenditures exceeds the period needed to hire, train, and prepare a facility to accept residential populations.

With the extensively aged criminal justice infrastructure in the U.S. today, we believe we can bring real estate and financing solutions to government agencies as we did in connection with the construction of the Lansing Correctional Facility that commenced operations in January 2020. We financed the construction of the Lansing Correctional Facility 100% with project specific financing, requiring no equity commitment from us. We believe we can also provide other real estate solutions to government agencies faced with extensively aged criminal justice infrastructure, including "turn-key" solutions as well as real estate only solutions to government agencies that need correctional capacity where they prefer to operate the facility. Most real estate only solutions would not require material capital expenditures if we have existing capacity. However, in the future we could incur capital expenditures to provide replacement capacity for government agencies that have extensively aged criminal justice infrastructure and are in need of new capacity.

As of September 30, 2025, we had cash on hand of $56.6 million, and $191.4 million available under our Revolving Credit Facility. During the nine months ended September 30, 2025 and 2024, we generated $195.0 million and $229.9 million, respectively, in cash through operating activities. We currently expect to be able to meet our cash expenditure requirements for the next year and beyond utilizing cash on hand, cash flows from operations, and availability under our Revolving Credit Facility. As of September 30, 2025, we have no debt maturities until October 2027.

Our cash flow is subject to the receipt of sufficient funding of and timely payment by contracting governmental entities. If the appropriate governmental agency does not receive sufficient appropriations to cover its contractual obligations, it may terminate our contract or delay or reduce payment to us. Delays in payment from our major customers, which could include the deferral of payments to us during government shutdowns, or the termination of contracts from our major customers could have an adverse effect on our cash flow and financial condition. We continue to experience delays in payments from our federal customers during the most recent government shutdown, even though we are required to continue to perform under our government contracts. As with prior government shutdowns, our federal customers are required to pay us for services we perform during government shutdowns, with interest, once the government reopens and resumes operations. If needed, we believe we have access to additional capital resources, such as by exercising the accordion feature to increase the availability under our Bank Credit Facility (subject to, among other things, the receipt of commitments for the increased amount), or using our effective shelf registration statement to issue additional debt securities, in order meet our future cash expenditure requirements and take advantage of growth opportunities and to continue repurchasing our shares of stock under our share repurchase program.

Debt

As of September 30, 2025, we had $238.5 million remaining aggregate principal amount outstanding of our 4.75% senior unsecured notes issued in October 2017 with an original principal amount of $250.0 million, or the 4.75% Senior Notes, and $500.0 million principal amount outstanding of the 8.25% Senior Notes, or collectively, the Senior Notes. In addition, we had $135.8 million outstanding under the Kansas Notes with a fixed stated interest rate of 4.43%, $114.1 million outstanding under our Term Loan with a variable interest rate of 7.0%, and $65.0 million outstanding under our Revolving Credit Facility with a variable interest rate of 7.0%. We also had $18.6 million of letters of credit outstanding under our Revolving Credit Facility at September 30, 2025. As of September 30, 2025, our total weighted average effective interest rate was 6.9%, while our total weighted average maturity was 4.5 years. We have no debt maturities until October 2027. In the future, we could elect to use our free cash flow to purchase outstanding senior unsecured notes in open market transactions, privately negotiated transactions or otherwise. We could also use our effective shelf registration statement to issue additional debt securities when we determine that market conditions and the opportunity to utilize the proceeds therefrom are favorable.

Operating Activities

Our net cash provided by operating activities for the nine months ended September 30, 2025 was $195.0 million, compared with $229.9 million for the same period in the prior year. Cash provided by operating activities represents the year-to-date net income plus depreciation and amortization, changes in various components of working capital, and various non-cash charges. Cash provided by operating activities was unfavorably impacted by a decrease in cash caused by changes in working capital balances of $70.9 million in the first nine months of 2025 compared to the same period in the prior year, partially offset by an increase in facility net operating income of $26.8 million.

Investing Activities

Our net cash flow used in investing activities was $166.8 million for the nine months ended September 30, 2025 and was primarily attributable to capital expenditures for facility development and expansions of $6.3 million and $92.9 million for facility maintenance improvements and information technology capital expenditures, of which $51.6 million was for facility activations and transportation vehicles. Our net cash flow used in investing activities for the nine months ended September 30, 2025 also included $73.4 million attributable to the acquisition of the Farmville Detention Center, partially offset by $3.7 million in net proceeds from the sale of assets, each as previously described herein. Our net cash flow used in investing activities was $34.8 million for the nine months ended September 30, 2024 and was primarily attributable to capital expenditures for facility development and expansions of $7.3 million and $41.6 million for facility maintenance improvements and information technology capital expenditures, partially offset by $11.9 million in net proceeds from the sale of assets.

Financing Activities

Our net cash flow used in financing activities was $78.5 million for the nine months ended September 30, 2025 and was attributable to $9.0 million of scheduled principal repayments under our Term Loan and our non-recourse mortgage note. Our net cash flow used in financing activities also included $133.9 million for the share repurchase program our BOD authorized during the second quarter of 2022, as well as the purchase and retirement of stock to satisfy withholding taxes in connection with equity-based compensation. These cash outflows were partially offset by $65.0 million of net borrowings under our Revolving Credit Facility during the nine months ended September 30, 2025.

Our net cash flow used in financing activities was $206.5 million for the nine months ended September 30, 2024 and was primarily attributable to debt repayments related to the $593.1 million tender and redemption of 8.25% senior notes due in April 2026, and $34.9 million of payments of debt defeasance, issuance and other financing related costs. In addition, our net cash flow used in financing activities was attributable to $8.7 million of scheduled principal repayments under our Term Loan and our non-recourse mortgage note. Our net cash flow used in financing activities also included $69.2 million for the share repurchase program, as well as the purchase and retirement of common stock to satisfy withholding taxes in connection with equity-based compensation. Our net cash flow used in financing activities was partially offset by the $500.0 million gross proceeds from the issuance of the 8.25% Senior Notes.

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

As of September 30, 2025, neither CoreCivic nor any of its subsidiary guarantors had any material or significant restrictions on CoreCivic's ability to obtain funds from its subsidiaries by dividend or loan or to transfer assets from such subsidiaries.

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

	September 30, 2025	December 31, 2024
Current assets	$447,435	$439,388
Real estate and related assets	2,309,384	2,253,129
Other assets	202,067	93,617
Total non-current assets	2,511,451	2,346,746
Current liabilities	318,190	271,220
Long-term debt, net	901,055	841,208
Other liabilities	276,950	179,670
Total long-term liabilities	1,178,005	1,020,878

	For the Nine Months Ended September 30, 2025	For the Twelve Months Ended December 31, 2024
Revenue	$1,605,272	$1,958,953
Operating expenses	1,221,523	1,491,980
Other expenses	220,200	280,093
Total expenses	1,441,723	1,772,073
Income before income taxes	118,745	86,598
Net income	87,801	63,503

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

Our reconciliation of net income to FFO and Normalized FFO for the three and nine months ended September 30, 2025 and 2024 is as follows (in thousands):

	For the Three Months Ended September 30,
FUNDS FROM OPERATIONS:	2025	2024
Net income	$26,309	$21,096
Depreciation and amortization of real estate assets	25,916	25,166
Impairment of real estate assets	1,482	2,418
Gain on sale of real estate assets, net	(2,461)	(1,181)
Income tax expense (benefit) for special items	273	(377)
Funds From Operations	51,519	47,122
Expenses associated with mergers and acquisitions	781	—
Other asset impairments	—	690
Income tax benefit for special items	(218)	(210)
Normalized Funds From Operations	$52,082	$47,602

	For the Nine Months Ended September 30,
FUNDS FROM OPERATIONS:	2025	2024
Net income	$89,965	$49,593
Depreciation and amortization of real estate assets	75,434	74,793
Impairment of real estate assets	1,482	2,418
Gain on sale of real estate assets, net	(2,461)	(1,749)
Income tax expense (benefit) for special items	273	(199)
Funds From Operations	164,693	124,856
Expenses associated with debt repayments and refinancing transactions	—	31,316
Expenses associated with mergers and acquisitions	2,319	—
Other asset impairments	—	690
Income tax benefit for special items	(645)	(10,023)
Normalized Funds From Operations	$166,367	$146,839

Material Cash Requirements

The following schedule summarizes our contractual cash obligations by the indicated period as of September 30, 2025 (in thousands):

	Payments Due By Year Ended December 31,
	2025 (remainder)	2026	2027	2028	2029	Thereafter	Total
Long-term debt	$3,057	$15,701	$257,823	$162,995	$507,985	$105,803	$1,053,364
Interest on senior and mortgage notes	27,793	58,425	58,136	46,497	25,536	27,261	243,648
Contractual facility developments and other commitments	6,771	14,475	—	—	—	—	21,246
Dilley Facility lease	12,855	51,421	51,421	51,421	51,421	9,142	227,681
Other leases	1,370	5,205	4,494	3,925	3,448	8,387	26,829
Total contractual cash obligations	$51,846	$145,227	$371,874	$264,838	$588,390	$150,593	$1,572,768

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

We had $18.6 million of letters of credit outstanding at September 30, 2025 primarily to support our requirement to repay fees and claims under our self-insured workers' compensation plan in the event we do not repay the fees and claims due in accordance with the terms of the plan, and for a debt service reserve requirement under terms of the Kansas Notes. The letters of credit are renewable annually. We did not have any draws under these outstanding letters of credit during the nine months ended September 30, 2025 or 2024.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Our primary market risk exposure is to changes in U.S. interest rates. We are exposed to market risk related to our Bank Credit Facility because the interest rates on these loans are subject to fluctuations in the market. If the interest rate for our outstanding indebtedness under the Bank Credit Facility was 100 basis points higher or lower (but not less than 0%) during the three and nine months ended September 30, 2025, our interest expense would have been increased or decreased by $0.4 million and $1.0 million, respectively.

As of September 30, 2025, we had $238.5 million of the 4.75% Senior Notes and $500.0 million of the 8.25% Senior Notes. We also had $135.8 million outstanding under the Kansas Notes with a fixed interest rate of 4.43%. Because the interest rates with respect to these instruments are fixed, a hypothetical 100 basis point increase or decrease in market interest rates would not have a material impact on our financial statements.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 1, 2025 - July 31, 2025	251,420	$19.89	251,420	$232,852,775
August 1, 2025 - August 31, 2025	—	$—	—	$232,852,775
September 1, 2025 - September 30, 2025	1,677,000	$20.87	1,677,000	$197,854,714
Total	1,928,420	$20.74	1,928,420	$197,854,714

(1) During 2022, the BOD approved a share repurchase program to repurchase up to $225.0 million of the Company's common stock. On May 16, 2024, the BOD authorized an increase to the share repurchase program to which the Company may purchase up to an additional $125.0 million in shares of the Company's outstanding common stock, which increased the total aggregate authorization to up to $350.0 million. On May 15, 2025, the BOD authorized an additional increase to the share repurchase program by which the Company may purchase up to an additional $150.0 million in shares of the Company's outstanding common stock, increasing the total aggregate authorization to up to $500.0 million. Repurchases of the Company's outstanding common stock will be made in accordance with applicable securities laws and may be made at the Company's discretion based on parameters set by the BOD from time to time in the open market, through privately negotiated transactions, or otherwise. The share repurchase program has no time limit and does not obligate the Company to purchase any particular amount of its common stock. The authorization for the share repurchase program may be terminated, suspended, increased or decreased by the BOD in its discretion at any time. As of September 30, 2025, the Company had repurchased a total of 20.4 million shares of the Company's common stock at an aggregate cost of approximately $302.1 million.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

None.

ITEM 5. OTHER INFORMATION.

Trading Arrangements

During the three months ended September 30, 2025, no director or officer (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) of the Company adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (in each case, as defined in Item 408 of Regulation S-K) for the purchase or sale of the Company’s securities.

ITEM 6. EXHIBITS.

Exhibit Number	Description of Exhibits

10.1#

CoreCivic, Inc. Amended and Restated Executive Severance and Change in Control Plan, adopted July 17, 2025 (previously filed as Exhibit 10.1 to the Company's Current Report on Form 8-K (Commission File no. 001-16109), filed with the Commission on July 18, 2025 and incorporated herein by this reference).

10.2#

Transition Agreement, dated as of August 14, 2025, by and between the Company and Damon T. Hininger (previously filed as Exhibit 10.1 to the Company's Current Report on Form 8-K (Commission File no. 001-16109), filed with the Commission on August 18, 2025 and incorporated herein by this reference).

22.1*	List of Guarantor Subsidiaries.

31.1*	Certification of the Company's Chief Executive Officer pursuant to Securities and Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Company's Chief Financial Officer pursuant to Securities and Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of the Company's Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the Company's Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

104*	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, formatted in Inline XBRL (included in Exhibit 101).

* Filed herewith.

** Furnished herewith.

# Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CORECIVIC, INC.

Date: November 6, 2025
/s/ Damon T. Hininger
Damon T. Hininger
Chief Executive Officer

/s/ David M. Garfinkle
David M. Garfinkle
Executive Vice President, Chief Financial Officer, and Principal Accounting Officer